Form 10-K
period 1993-12-31
CHEMED CORP
filed 1994-03-29
CIK 19584

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                              ---------------------

                                   FORM 10-K

/ X / Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee Required]

         For the fiscal year ended December 31, 1993

                                       or

/   /    Transition Report pursuant to Section 13 or 15(d) of the Securities
         Exchange Act of 1934 [No Fee Required]

         For the transition period from ___________ to _____________
                           Commission File No. 1-8351

                               CHEMED CORPORATION
             (Exact name of registrant as specified in its charter)

             DELAWARE                                                                        31-0791746
(State or other jurisdiction of                                                          (I.R.S. Employer
incorporation or organization)                                                         Identification Number)

2600 CHEMED CENTER, 255 EAST FIFTH STREET, CINCINNATI, OHIO                                  45202-4726
        (Address of principal executive offices)                                             (Zip Code)

                                 (513) 762-6900
              (Registrant's telephone number, including area code)

                              ---------------------

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                                                       NAME OF EACH EXCHANGE
TITLE OF EACH CLASS                                                                     ON WHICH REGISTERED
- -------------------                                                                   -----------------------
Capital Stock--Par Value $1 Per Share                                                 New York Stock Exchange

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                                      None

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes   x    No _____.

        Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.    x

        The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing price of said stock on the New York Stock Exchange -- Composite Transaction Listing on March 18, 1994 ($34-3/4 per share), was $285,189,149.

        At March 18, 1994, 9,845,166 shares of Chemed Corporation Capital Stock (par value $1 per share) were outstanding.

                                          DOCUMENTS INCORPORATED BY REFERENCE

             DOCUMENT                                                                   WHERE INCORPORATED
             --------                                                                   ------------------
1993 Annual Report to Stockholders                                                      Parts I, II and IV
  (specified portions)

Proxy Statement for Annual Meeting                                                      Part III
  to be held May 16, 1994

                                                        CHEMED CORPORATION

                                                   1993 FORM 10-K ANNUAL REPORT

                                                         TABLE OF CONTENTS


                                                                                                                              PAGE
                                                               PART I

Item 1.   Business  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       1
Item 2.   Properties  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       4
Item 3.   Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       7
Item 4.   Submission of Matters to a Vote of Security Holders . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       7
 --       Executive Officers of the Registrant  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       7

                                                               PART II

Item 5.   Market for the Registrant's Common Equity and Related
              Stockholder Matters . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       8
Item 6.   Selected Financial Data . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       9
Item 7.   Management's Discussion and Analysis of Financial
              Condition and Results of Operations . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       9
Item 8.   Financial Statements and Supplementary Data . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       9
Item 9.   Changes in and Disagreements with Accountants on
              Accounting and Financial Disclosure . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       9

                                                              PART III

Item 10.  Directors and Executive Officers of the Registrant  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       9
Item 11.  Executive Compensation  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      10
Item 12.  Security Ownership of Certain Beneficial Owners and
              Management  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      10
Item 13.  Certain Relationships and Related Transactions  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      10

                                                               PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports
              on Form 8-K . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      10

                                     PART I

ITEM 1.   BUSINESS

GENERAL

      Chemed Corporation was incorporated in Delaware in 1970 as a subsidiary of W. R. Grace & Co. and succeeded to the business of W. R. Grace & Co.'s Specialty Products Group as of April 30, 1971 and remained a subsidiary of W.
R. Grace & Co. until March 10, 1982. As used herein, "Company" refers to Chemed Corporation, "Chemed" refers to Chemed Corporation and its subsidiaries and "Grace" refers to W. R. Grace & Co. and its subsidiaries.

      On March 10, 1982, the Company transferred to Dearborn Chemical Company, a wholly-owned subsidiary of the Company, the business and assets of the Company's Dearborn Group, including the stock of certain subsidiaries within the Dearborn Group, plus $185 million in cash, and Dearborn Chemical Company assumed the Dearborn Group's liabilities. Thereafter, on March 10, 1982 the Company transferred all of the stock of Dearborn Chemical Company to Grace in exchange for 16,740,802 shares of the capital stock of the Company owned by Grace with the result that Grace no longer has any ownership interest in the Company.

      On December 31, 1986, the Company completed the sale of substantially all of the business and assets of Vestal Laboratories, Inc., a wholly-owned subsidiary ("Vestal"). The Company received cash payments aggregating approximately $67.4 million over the four-year period following the closing, the substantial portion of which was received on December 31, 1986.

      On April 2, 1991, the Company completed the sale of DuBois Chemicals, Inc. ("DuBois"), a wholly-owned subsidiary, to the Diversey Corporation ("Diversey"), a subsidiary of The Molson Companies Ltd. Under the terms of the sale, Diversey agreed to pay the Company net cash payments aggregating $223,386,000, including deferred payments aggregating $32,432,000. As of December 31, 1993, the Company had received cash payments totaling $203,580,000.

      On December 21, 1992, the Company acquired The Veratex Corporation and related businesses ("Veratex Group") from Omnicare, Inc., a publicly traded affiliate in which Chemed maintains a 25.7%-ownership interest (27% ownership interest at December 31, 1993). The purchase price was $62,120,000 in cash paid at closing, plus a post-closing payment of $1,514,000 (paid in April 1993) based on the net assets of Veratex.

      During 1993, the Company conducted its business operations in three segments: National Sanitary Supply Company ("National Sanitary Supply"), Roto-Rooter, Inc. ("Roto-Rooter"), and Veratex Group ("Veratex").

      Effective January 1, 1994, the Company acquired all the capital stock of Patient Care, Inc. ("Patient Care"), for cash payments aggregating $20,582,000, including deferred payments with a present value of $6,582,000, plus 17,500 shares of the Company's Capital Stock. Additional cash payments of up to $10,400,000 may be made, the amount being contingent upon the earnings of Patient Care during the three-year period ending December 31, 1995.

FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

      The required segment and geographic data for the Company's continuing operations (as described below) for the three years ended December 31, 1991, 1992 and 1993, are shown in the "Sales and Profit Statistics by Business Segment" and the "Additional Segment Data" on pages 32, 33 and 36 of the 1993 Annual Report to Stockholders and are incorporated herein by reference.

DESCRIPTION OF BUSINESS BY SEGMENT

      The information called for by this item is included within Note 1 of the Notes to Financial Statements appearing on page 23 of the 1993 Annual Report to Stockholders and is incorporated herein by reference.

PRODUCT AND MARKET DEVELOPMENT

      Each segment of Chemed's business engages in a continuing program for the development and marketing of new products. While new product and new market development are important factors for the growth of each active segment of Chemed's business, Chemed does not expect that any new product or marketing effort, including those in the development stage, will require the investment of a material amount of Chemed's assets.

RAW MATERIALS

      The principal raw materials needed for each active segment of Chemed's United States manufacturing operations are purchased from United States sources. No segment of Chemed experienced any material raw material shortages during 1993, although such shortages may occur in the future. Products manufactured and sold by Chemed's active business segments generally may be reformulated to avoid the adverse impact of a specific raw material shortage.

PATENTS, SERVICE MARKS AND LICENSES

      The Roto-Rooter(R) trademark and service mark have been used and advertised since 1935 by Roto-Rooter Corporation, a wholly-owned subsidiary of Roto-Rooter, Inc., a 59%-owned subsidiary of the Company. The Roto-Rooter(R) marks are among the most highly recognized trademarks and service marks in the United States. Chemed considers the Roto-Rooter(R) marks to be a valuable asset and a significant factor in the marketing of Roto-Rooter's franchises, products and services and the products and services provided by its franchisees.

INVENTORIES

      Chemed maintains local warehousing and delivery arrangements throughout the United States to provide prompt delivery service to its customers. Inventories on hand for each active segment are not considered high in relation to industry standards for the business involved. In general, terms and conditions of sale for each segment follow usual and customary industry standards.

COMPETITION

                            NATIONAL SANITARY SUPPLY

      Chemed considers National Sanitary Supply (with its subsidiaries Century Papers, Inc. and NSS Development) to be a leader in the janitorial maintenance supply distribution market in the western, southwestern and midwestern United States (Arizona, California, Colorado, Indiana, Louisiana, Michigan, Mississippi, Missouri, Nevada, New Mexico, Ohio, Oklahoma, Oregon, Tennessee, Texas, Utah and Washington). This subsidiary markets a broad line of cleaning chemicals, paper goods, plastic products, waste handling products and other janitorial supplies to a wide range of customers. The market for sanitary maintenance and paper supplies is highly competitive and entry is relatively easy. Competition is, however, highly fragmented in most geographic markets. In the United States, approximately 9,000 firms compete in the sanitary maintenance supply distribution business on a local or regional basis. The principal competitive factors in this market are the level of service provided; range of products offered; speed, efficiency and reliability of delivery; and price. There are a number of local janitorial supply companies that compete with National Sanitary Supply in its market. The principal competitive factors in the janitorial supply market in order of importance are breadth of product line, prompt delivery and price. While remaining price competitive, National Sanitary Supply maintains a product line that is generally broader than its competitors and has earned an excellent reputation for prompt delivery and customer service.

      Federal, state and local governmental agencies accounted for approximately 6 percent of National Sanitary Supply's total sales for 1993. These sales are attributable to over 4,000 different agencies whose purchasing decisions are made separately. While it is believed that the loss of the sales to these agencies in the aggregate would be material, the decentralized purchasing decisions make the loss of a significant number of such accounts at any given time unlikely. National Sanitary Supply also had sales to one customer, Sonic Corporation, which comprised approximately 13 percent of sales in 1993. This customer is a fast-food restaurant chain consisting of approximately 1,150 franchises and 120 company-owned restaurants. Sales to this customer consisted primarily of low-margin food-service products such as paper napkins, plates and cups. Other than sales to the aforementioned entities, no one customer accounts for more than two percent of net sales.

                                  ROTO-ROOTER

      All aspects of the sewer, drain, and pipe cleaning, and appliance and plumbing repair businesses are highly competitive. Competition is, however, fragmented in most markets with local and regional firms providing the primary competition. The principal methods of competition are advertising, range of services provided, speed and quality of customer service, service guarantees, and pricing.

      No individual customer or market group is critical to the total sales of this segment.

                                    VERATEX

      In distributing medical and dental products, Veratex competes with numerous mail-order businesses; medical, dental and veterinary supply houses; and manufacturers of disposable paper, cotton and gauze products. Veratex competes in this market on the basis of customer service, product quality and price. At times, its pricing policy has been subject to considerable competitive pressures, limiting the ability to implement price increases.

      No individual customer or market group is critical to the total sales of this segment.

RESEARCH AND DEVELOPMENT

      Chemed engages in a continuous program directed toward the development of new products and processes, the improvement of existing products and processes, and the development of new and different uses of existing products. The research and development expenditures from continuing operations have not been nor are they expected to be material.

ENVIRONMENTAL MATTERS

      Chemed's operations are subject to various federal, state and local laws and regulations regarding the environmental aspects of the manufacture and distribution of chemical products. Chemed, to the best of its knowledge, is currently in compliance in all material respects with the environmental laws and regulations affecting its operations. Such environmental laws, regulations and enforcement proceedings have not required Chemed to make material increases in or modifications to its capital expenditures and they have not had a material adverse effect on sales or net income.

      In connection with the sale of DuBois to the Diversey Corporation, the Company contractually assumed for a period of ten years the estimated liability for potential environmental cleanup and related costs arising from the sale of DuBois up to a maximum of $25,500,000. The Company has accrued $15,500,000 with respect to these potential liabilities. Prior to the sale of DuBois, DuBois had been designated as a Potentially

Responsible Party ("PRP") at fourteen Superfund sites by the U.S. Environmental Protection Agency ("USEPA"). With respect to all of these sites, the Company has been unable to locate any records indicating it disposed of waste of any kind at such sites. Nevertheless, it settled claims at five such sites at minimal cost. In addition, because there were a number of other financially responsible companies designated as PRPs relative to these sites, management believes that it is unlikely that such actions will have a material effect on the Company's financial condition or results of operations. With respect to one of these sites, the Company's involvement is based on the location of one of its manufacturing plants. Currently, the USEPA and the state governmental agency are attempting to resolve jurisdictional issues, and action against PRPs is not proceeding.

      Capital expenditures for the purposes of complying with environmental laws and regulations during 1994 and 1995 with respect to continuing operations are not expected to be material in amount; there can be no assurance, however, that presently unforeseen legislative or enforcement actions will not require additional expenditures.

EMPLOYEES

      On December 31, 1993, Chemed had a total of 4,834 employees; 4,796 were located in the United States and 38 were in Canada.


ITEM 2.   PROPERTIES

      Chemed has plants and offices in various locations in the United States. The major facilities operated by Chemed are listed below by industry segment. All "owned" property is held in fee and is not subject to any major encumbrance. Except as otherwise shown, the leases have terms ranging from one year to thirteen years. Management does not foresee any difficulty in renewing or replacing the remainder of its current leases. Chemed considers all of its major operating properties to be maintained in good operating condition and to be generally adequate for present and anticipated needs.

               Location                       Type                                 Owned                     Leased
               --------                       ----                                 -----                     ------

                                                      NATIONAL SANITARY SUPPLY
            Los Angeles, CA          Office, manufacturing and                      --                     190,000 sq. ft.
                                     distribution center

            Tempe, AZ                Office and distribution center            69,000 sq. ft.                    --

            San Francisco            Office and distribution center                 --                      66,000 sq. ft.
            (Area), CA

            Denver, CO               Office and distribution center                 --                      56,000 sq. ft.

            Marion, IN               Office and distribution center            30,000 sq. ft.                    --

            Tupelo, MS               Office and distribution center                 --                      33,000 sq. ft.

            Kansas City, MO          Office and distribution center                 --                      25,000 sq. ft.

            St. Louis, MO            Office and distribution center                 --                      16,000 sq. ft.

              Location                            Type                             Owned                      Leased
              --------                            ----                             -----                      ------

                                               (NATIONAL SANITARY SUPPLY - CONTINUED)
            Las Vegas, NV            Office and distribution center             24,000 sq. ft.                  --

            Albuquerque, NM          Office and distribution center                 --                      38,000 sq. ft.

            Dayton, OH               Office and distribution center                 --                      19,000 sq. ft.

            Toledo, OH               Office and distribution center                 --                      65,000 sq. ft.

            Oklahoma City, OK        Office and distribution center             15,000 sq. ft.              76,000 sq. ft.

            Portland, OR             Office and distribution center             56,000 sq. ft.                  --

            Memphis, TN              Office and distribution center                 --                      66,000 sq. ft.

            Amarillo, TX             Office and distribution center                 --                      25,000 sq. ft.

            Austin, TX               Office and distribution center                 --                      18,000 sq. ft.

            Beaumont, TX             Office and distribution center                 --                      14,000 sq. ft.

            Corpus Christi, TX       Office and distribution center                 --                      60,000 sq. ft.

            Dallas, TX               Office and distribution center             54,000 sq. ft.                  --

            El Paso, TX              Office and distribution center             18,000 sq. ft.                  --

            Houston, TX              Office and distribution center                 --                     102,000 sq. ft.

            Laredo, TX               Office and distribution center                 --                      10,000 sq. ft.

            McAllen, TX              Office and distribution center                 --                       9,000 sq. ft.

            San Antonio, TX          Office and distribution center                 --                      40,000 sq. ft.

            Salt Lake City, UT       Office and distribution center                 --                      20,000 sq. ft.

            Seattle, WA              Office and distribution center                 --                      15,000 sq. ft.

              Location                          Type                                Owned                      Leased
              --------                          ----                                -----                      ------

            Branch Sales             Branch sales offices                        3,000 sq. ft.             189,000 sq. ft.
            Offices (1)
                                                             ROTO-ROOTER

            Cincinnati, OH           Office and service facilities               6,000 sq. ft.              21,000 sq. ft.

            West Des Moines, IA      Office, manufacturing and distribution     29,000 sq. ft.                  --
                                     facilities

            Northeastern             Office and service facilities              43,000 sq. ft.              22,000 sq. ft.
            U.S. Area (2)

            Central U.S.             Office and service facilities              36,000 sq. ft.              23,000 sq. ft.
            Area (3)

            Mid-Atlantic U.S.        Office and service facilities              55,000 sq. ft.              91,000 sq. ft.
            Area (4)

            Western U.S. Area (5)    Office and service facilities              26,000 sq. ft.              36,000 sq. ft.

            Canada (6)               Office and service facilities                  --                       7,000 sq. ft.

                                                               VERATEX

            Troy, MI                 Office and distribution center                 --                      81,000 sq. ft.

            Detroit, MI              Manufacturing facility                     64,000 sq. ft.                  --

            Lexington, KY            Office and distribution center                 --                     152,000 sq. ft.

            Lakeland, FL (7)         Office, manufacturing and distribution         --                      76,000 sq. ft.
                                     center

            Rialto, CA               Office, manufacturing and distribution    132,000 sq. ft.                 --
                                     center

                                                              CORPORATE

            Cincinnati, OH (8)       Corporate offices and related                 --                       42,000 sq. ft.
                                     facilities

            New York, NY             Corporate offices                             --                        2,000 sq. ft.

- ---------------------------
(1)   Comprising forty separate facilities throughout the western, midwestern, and southwestern United States.

(2)   Comprising locations in Baltimore and Jessup, Maryland; Stoughton and Woburn, Massachusetts; Stratford and Bloomfield,
      Connecticut; West Seneca, West Hempstead, Bayside and Mount Kisco, New York; and Cranston, Rhode Island.

(3)   Comprising locations in Atlanta, Georgia; Birmingham, Alabama; Charlotte, North Carolina; Hillard and Cleveland, Ohio; Memphis
      and Nashville, Tennessee; Wilmerding, Pennsylvania; and St. Louis, Missouri.

(4) Comprising locations in Pennsauken and North Brunswick, New Jersey; Jacksonville, Medley, Pompano Beach, Ft. Myers, St. Petersburg, Boca Raton, Deerfield Beach, Daytona Beach and Orlando, Florida; Virginia Beach and Fairfax, Virginia; Levittown, Pennsylvania; Raleigh, North Carolina; and Newark, Delaware.

(5) Comprising locations in Houston and San Antonio, Texas; Addison, Elk Grove Village and Posen, Illinois; Denver, Colorado; Pearl City, Hawaii; Minneapolis, Minnesota; Tacoma, Washington; and Phoenix, Arizona.

(6)   Comprising locations in Delta, British Columbia and Boucherville, Quebec.

(7) Comprising of former office, manufacturing and warehouse facilities that are presently under lease to an outside third party.

(8) Excludes 88,000 square feet in current Cincinnati, Ohio, office facilities that are sublet to an outside party -- portions of this space may revert to the Company beginning in 1998. Includes 31,000 square feet leased for the Company's corporate office facilities.

ITEM 3.   LEGAL PROCEEDINGS

      None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      None.

EXECUTIVE OFFICERS OF THE COMPANY


       Name                  Age                  Office                               First Elected
- ------------------           ---       ----------------------------                   ---------------

Edward L. Hutton              74       Chairman and Chief Executive Officer           November 3, 1993 (1)
Jon D. Krahulik               49       President and Chief Operating Officer          November 3, 1993 (2)
Paul C. Voet                  47       Executive Vice President                       May 20, 1991 (3)
Timothy S. O'Toole            38       Executive Vice President and                   May 18, 1992 (4)
                                       Treasurer
Kevin J. McNamara             40       Executive Vice President, Secretary            November 3, 1993 (5)
                                         and General Counsel
Sandra E. Laney               50       Senior Vice President and Chief                November 3, 1993 (6)
                                         Administrative Officer
Arthur V. Tucker              44       Vice President and Controller                  May 20, 1991 (7)

(1)   Mr. E. L. Hutton is the Chairman and Chief Executive Officer of the Company and has held these positions since November 1993.
      Previously, from April 1970 to November 1993, Mr. E. L. Hutton held the positions of President and Chief Executive Officer of the Company.  Mr. E. L. Hutton is the father of Mr. T. C. Hutton, a director and a Vice President of the Company, an uncle of
      Mr. J. D. Krahulik, the President and Chief Operating Officer and a director of the Company, and an uncle of Mr. A. C. Hutton, a Vice President and a nominee for director of the Company.

(2)   Mr. J. D. Krahulik is the President and Chief Operating Officer of the Company and has held this position since November 1993.
      Previously, from February 1993 to November 1993 he served the Company as Vice Chairman of the Board of Directors of the
      Company.  From December 1990 to November 1993 he was an Associate Justice of the Supreme Court of Indiana, and prior to that he was a partner in the law firm of Bingham, Summers Welsh & Spilman (Indianapolis, Indiana) from 1975 to December 1990.  Mr.
      J. D. Krahulik is the nephew of Mr. E. L. Hutton, Chairman, Chief Executive Officer and a director of the Company, a cousin of
      Mr. T. C. Hutton, a Vice President and a director of the Company, and a cousin of Mr. A. C. Hutton, a Vice President and a nominee for director of the Company.

(3) Mr. P. C. Voet is an Executive Vice President of the Company and has held this position since May 1991. From May 1988 to November 1993, he served the Company as Vice Chairman. Mr. Voet is President and Chief Executive Officer of National Sanitary Supply.

(4) Mr. T. S. O'Toole is an Executive Vice President and the Treasurer of the Company and has held these positions since May 1992 and February 1989, respectively. From May 1988 to February 1989, he served as Vice President and a Director of Taxes of the Company.

(5) Mr. K. J. McNamara is an Executive Vice President, Secretary and General Counsel of the Company and has held these positions since November 1993, August 1986 and August 1986, respectively. He previously held the positions of Vice Chairman of the Company, from May 1992 to November 1993, and Vice President of the Company, from August 1986 to May 1992.

(6) Ms. S. E. Laney is Senior Vice President and the Chief Administrative Officer of the Company and has held these positions since November 1993 and May 1991, respectively. Previously, from May 1984 to November 1993, she held the position of Vice President of the Company.

(7) Mr. A. V. Tucker is a Vice President and Controller of the Company and has held these positions since February 1989. From May 1983 to February 1989, he held the position of Assistant Controller of the Company.

      Each executive officer holds office until the annual election at the next annual organizational meeting of the Board of Directors of the Company which is scheduled to be held on May 16, 1994.


                                    PART II

ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
          MATTERS.

      The Company's Capital Stock (par value $1 per share) is traded on the New York Stock Exchange under the symbol CHE. The range of the high and low sale prices on the New York Stock Exchange and dividends paid per share for each quarter of 1992 and 1993 are set forth below.

                                              Closing                    Dividends Paid
                                        High            Low                 Per Share
            ------------------------------------------------------------------------------

            1993
            First Quarter             $29-1/2            $26-1/4              $.50
            Second Quarter             30-7/8             25-3/4               .50
            Third Quarter              31-3/4             29-7/8               .50
            Fourth Quarter             32-3/4             29-3/4               .51

            1992
            First Quarter              29-3/8             25                   .50
            Second Quarter             29-3/8             26-1/4               .50
            Third Quarter              32                 25-7/8               .50
            Fourth Quarter             27-3/8             24-3/8               .50

      Future dividends are necessarily dependent upon the Company's earnings and financial condition, compliance with certain debt covenants and other factors not presently determinable.

      As of March 18, 1994, there were approximately 6,096 stockholders of record of the Company's Capital Stock. This number only includes stockholders of record and does not include stockholders with shares beneficially held for them in nominee name or within clearinghouse positions of brokers, banks or other institutions.

ITEM 6.   SELECTED FINANCIAL DATA.

      The information called for by this Item for the five years ended December 31, 1993 is set forth on pages 34 and 35 of the 1993 Annual Report to Stockholders and the information for such five years is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

      The information called for by this Item is set forth on pages 37 through 40 of the 1993 Annual Report to Stockholders and is incorporated herein by reference.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

      The consolidated financial statements, together with the report thereon of Price Waterhouse dated February 1, 1994, appearing on pages 17 through 30 of the 1993 Annual Report to Stockholders, along with the Supplementary Data (Unaudited Summary of Quarterly Results) appearing on page 31, are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

      None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

      The directors of the Company are:

             J. Peter Grace                       Jon D. Krahulik
             Edward L. Hutton                     Sandra E. Laney
             James A. Cunningham                  Kevin J. McNamara
             James H. Devlin                      John M. Mount
             Charles H. Erhart, Jr.               Timothy S. O'Toole
             Joel F. Gemunder                     D. Walter Robbins, Jr.
             Neal Gilliatt                        Arthur V. Tucker
             William R. Griffin                   Paul C. Voet
             Will J. Hoekman                      Hugh A. Westbrook
             Thomas C. Hutton

Except with respect to the age and business experience of Messrs. Gilliatt, Hoekman, and Tucker, the information required under this Item with respect to directors is set forth in the Company's 1994 Proxy Statement which is incorporated herein by reference. The information with respect to Messrs. Gilliatt and Hoekman is set forth below and the information with respect to Mr. Tucker is in footnote (7) under "Executive Officers of the Company" in Part I of this Annual Report on Form 10-K.

(1) Mr. Gilliatt is President of Neal Gilliatt/Stuart Watson, Inc., New York, New York (Management Consulting) and has held this position since April 1982. On April 1, 1982, he retired as Chairman of the Executive Committee of the Interpublic Group of Companies, Inc., New York, New York (advertising and related communications), having held that position since February 1980. Mr. Gilliatt is a director of Consolidated Products, Inc., National Sanitary Supply, Omnicare and Roto-Rooter. Mr. Gilliatt is 76.

(2) Mr. Hoekman is a Senior Vice President of Firstar Bank, Des Moines, Iowa, and has held this position since November 1980. Mr. Hoekman is a director of Roto-Rooter. Mr. Hoekman is 48.

ITEM 11.  EXECUTIVE COMPENSATION.

      Information required under this Item is set forth in the Company's 1994 Proxy Statement, which is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

      Information required under this Item is set forth in the Company's 1994 Proxy Statement, which is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

      Information required under this Item is set forth in the Company's 1994 Proxy Statement, which is incorporated herein by reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

EXHIBITS

      3.1    Certificate of Incorporation of Chemed Corporation.*

      3.2    By-Laws of Chemed Corporation.*

     10.1    Agreement and Plan of Merger among Diversey U.S. Holdings, Inc.,
             D. C. Acquisition Inc., Chemed Corporation and DuBois Chemicals, Inc., dated as of February 25, 1991.*

     10.2 Stock Purchase Agreement between Omnicare, Inc. and Chemed Corporation, dated as of August 5, 1992.*

     10.3    1978 Stock Incentive Plan, as amended through May 20, 1991.*,**

     10.4    1981 Stock Incentive Plan, as amended through May 20, 1991.*,**

     10.5    1983 Incentive Stock Option Plan, as amended through May 20,
             1991.*,**

     10.6    1986 Stock Incentive Plan, as amended through May 20, 1991.*,**

     10.7    1988 Stock Incentive Plan, as amended through May 20, 1991.*,**

     10.8    1993 Stock Incentive Plan.**

     10.9 Executive Salary Protection Plan, as amended through November 3, 1988.*,**

     10.10   Excess Benefits Plan, as amended effective November 1, 1985.*,**

     10.11   Non-Employee Directors' Deferred Compensation Plan.*,**

     10.12   Directors Emeriti Plan.*,**

     10.13   Employment Contracts with Executives.*,**

     10.14   Amendment No. 5 to Employment Contracts with Executives.**

     11.     Statement re:  Computation of Earnings Per Common Share.

     13.     1993 Annual Report to Stockholders.

     21.     Subsidiaries of Chemed Corporation.

     23.     Consent of Independent Accountants.

     24.     Powers of Attorney.

* This exhibit is being filed by means of incorporation by reference (see Index to Exhibits on page E-1). Each other exhibit is being filed with this Annual Report on Form 10-K.

**    Management contract or compensatory plan or arrangement.

FINANCIAL STATEMENT SCHEDULES

      See Index to Financial Statements and Financial Statement Schedules on page S-1.

REPORTS ON FORM 8-K

      No reports on Form 8-K were filed during the quarter ended December 31, 1993.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     CHEMED CORPORATION



March 29, 1994                       By /s/ Edward L. Hutton
                                        --------------------
                                        Edward L. Hutton
                                        Chairman and Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

             Signature                                Title                                      Date
             ---------                                -----                                      ----
 /s/ Edward L. Hutton                Chairman and Chief Executive Officer
 -----------------------             and a Director (Principal Executive
 Edward L. Hutton                    Officer)

 /s/ Timothy S. O'Toole              Executive Vice President and Treasurer
 -----------------------             and a Director
 Timothy S. O'Toole                  (Principal Financial Officer)


 /s/ Arthur V. Tucker                Vice President and Controller and a                           March 29, 1994
 -----------------------             Director
 Arthur V. Tucker                    (Principal Accounting Officer)

 J. Peter Grace*                     Thomas C. Hutton*
 James A. Cunningham*                Jon D. Krahulik*
 James H. Devlin*                    Sandra E. Laney*
 Charles H. Erhart, Jr.*             Kevin J. McNamara*                        --Directors
 Joel F. Gemunder*                   John M. Mount*
 Neal Gilliatt*                      D. Walter Robbins, Jr.*
 William R. Griffin*                 Paul C. Voet*
 Will J. Hoekman*                    Hugh A. Westbrook


- ------------------------

*     Kevin J. McNamara by signing his name hereto signs this document on behalf of each of the persons indicated above pursuant to powers of attorney duly executed by such persons and filed with the Securities and Exchange Commission.


   March 29, 1994                              /s/ Kevin J. McNamara
- -----------------------                        --------------------------------
          Date                                 Kevin J. McNamara
                                               (Attorney-in-Fact)

                  CHEMED CORPORATION AND SUBSIDIARY COMPANIES

        INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

                              1991, 1992 AND 1993

CHEMED CORPORATION CONSOLIDATED FINANCIAL                                                                PAGE(S)
   STATEMENTS AND FINANCIAL STATEMENT SCHEDULES
   Report of Independent Accountants  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      17*
   Statement of Accounting Policies   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      18*
   Consolidated Statement of Income   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      19*
   Consolidated Balance Sheet   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      20*
   Consolidated Statement of Cash Flows   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      21*
   Consolidated Statement of Changes in Stockholders' Equity  . . . . . . . . . . . . . . . . . . . .      22*
   Notes to Financial Statements  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      23-30*
   Sales and Profit Statistics by Business Segment  . . . . . . . . . . . . . . . . . . . . . . . . .      32-33*
   Additional Segment Data  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      36*
   Report of Independent Accountants on Financial Statement
     Schedules  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      S-2
   Schedule I -- Marketable Securities - Other Investments  . . . . . . . . . . . . . . . . . . . . .      S-3
   Schedule VIII -- Valuation and Qualifying Accounts   . . . . . . . . . . . . . . . . . . . . . . .      S-4
   Schedule X -- Supplementary Income Statement Information   . . . . . . . . . . . . . . . . . . . .      S-5

*  Indicates page numbers in Chemed Corporation 1993 Annual Report to Stockholders.


- ------------------------
   The consolidated financial statements of Chemed Corporation listed above, appearing in the 1993 Annual Report to Stockholders, are incorporated herein by reference. The Financial Statement Schedules should be read in conjunction with the consolidated financial statements listed above. Schedules not included have been omitted because they are not applicable or the required information is shown in the financial statements or notes thereto as listed above.

                      REPORT OF INDEPENDENT ACCOUNTANTS ON
                         FINANCIAL STATEMENT SCHEDULES


To the Board of Directors
of Chemed Corporation

Our audits of the consolidated financial statements referred to in our report dated February 1, 1994 appearing on page 17 of the 1993 Annual Report to Stockholders of Chemed Corporation (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the Financial Statement Schedules listed in Item 14 of this Form 10-K. In our opinion, these Financial Statement Schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.


/s/ Price Waterhouse

PRICE WATERHOUSE

Cincinnati, Ohio
February 1, 1994

                        CHEMED CORPORATION AND SUBSIDIARY COMPANIES              SCHEDULE I
                        MARKETABLE SECURITIES -- OTHER INVESTMENTS
                        (in thousands except share and warrant data)
- ------------------------------------------------------------------------------------------------------------------------
                                                                                                      Amount Included in
Name of Issuer and                                              Amortized        Market Value at      December 31, 1993
 Title of Issue                         Number of shares      Cost of Issue     December 31, 1993       Balance Sheet
- ------------------------------------------------------------------------------------------------------------------------
Gradison Government Income Fund            73,774 shares   $          1,000   $               993   $             1,000

Other                                                  -                200                   200                   200
                                                                                                    -------------------
  Total Marketable Securities                                                                       $             1,200
                                                                                                    ===================

Vitas Healthcare Corporation: (a)
  9 % Cumulative Nonconvertible
    Preferred Stock                       270,000 shares   $         26,020   $            28,195   $            26,020
  Warrants                                    2 warrants              1,500                 4,730                 1,500

EXEL, Ltd.: (b)
  Common Stock                            416,000 shares              4,160                18,460                 4,160

Future Healthcare, Inc.:
Other                                                  -              5,977                 9,686                 5,977
                                                                                                    -------------------
  Total Other Investments                                                                           $            37,657
                                                                                                    ===================

- -----------------------------------------------------------------------------------------------------------------------
                                       Number of shares/                                             Amount Included in
Name of Issuer and                      Principal Amount        Amortized        Market Value at     December 31, 1992
 Title of Issue                        of Bonds and Notes     Cost of Issue     December 31, 1992      Balance Sheet
- -----------------------------------------------------------------------------------------------------------------------
U.S. Treasury Notes (c)              $            20,000   $         20,976   $            20,859   $            20,976

Overland Express Variable Rate
  Government Fund                       1,087,739 shares             11,000                10,823                11,000

American Adjustable Rate Term Trust       100,000 shares              1,000                   988                 1,000

Other                                                  -                201                   201                   201
                                                                                                    -------------------
  Total Marketable Securities                                                                       $            33,177
                                                                                                    ===================
Vitas Healthcare Corporation: (a)
  9 % Cumulative Nonconvertible
    Preferred Stock                       270,000 shares   $         25,744   $            25,744   $            25,744
  Warrants                                    2 warrants              1,500                 1,500                 1,500

EXEL, Ltd.: (b)
  Common Stock                            500,000 shares              5,000                23,625                 5,000
  Options                                  75,000 shares                  -                 2,794                     -

Future Healthcare, Inc.:
Other                                                  -              3,259                 4,620                 3,259
                                                                                                    -------------------
  Total Other Investments                                                                           $            35,503
                                                                                                    ===================

- ------------------

(a) Initial investment in this privately held corporation was made in December 1991. At December 31, 1992, fair value was not readily determinable without commissioning an independent appraisal which was not considered cost justified. During 1993, Vitas Healthcare Corporation (Vitas) obtained additional outside financing and obtained a valuation of its common stock from an independent investment banking firm. The market value at December 31, 1993, is based on the difference between that appraisal and Chemed's exercise price. The value of the 9% Cumulative Preferred Stock is based on the present value of the mandatory redemption payments, using an interest rate of 7.5%, a rate which management believes to be reasonable given Vitas' financial performance and current market conditions.

(b)  Trading restrictions on these shares expired in February 1993 and July
     1993.

(c) All securities of the U.S. Government are grouped together and shown as a single item.

                                                                   SCHEDULE VIII

                  CHEMED CORPORATION AND SUBSIDIARY COMPANIES
                     VALUATION AND QUALIFYING ACCOUNTS (a)
                                 (in thousands)


===============================================================================================
                                                    Additions
                                            -------------------------
                                               Charged    Applicable
                                            (Credited)            to
                               Balance at     to Costs     Companies                  Balance
                                Beginning          and      Acquired   Deductions      at End
Description                     of Period     Expenses     in Period       (b)      of Period
- -----------------------------------------------------------------------------------------------

  Allowances for
  doubtful accounts (c)-

   For the year 1993..........   $   1,837    $   1,766    $      19    $  (1,231)   $   2,391
                                 =========    =========    =========    =========    =========
   For the year 1992..........   $   1,910    $   1,616    $     222    $  (1,911)   $   1,837
                                 =========    =========    =========    =========    =========
   For the year 1991..........   $   1,695    $   1,774    $      -     $  (1,559)   $   1,910
                                 =========    =========    =========    =========    =========


  Valuation accounts for
  investments in subsidiaries
  and affiliates (d)-

   For the year 1993..........   $     -      $      -     $      -     $       -    $     -
                                 =========    =========    =========    =========    =========
   For the year 1992..........   $      68    $      -     $      -     $     (68)   $     -
                                 =========    =========    =========    =========    =========
   For the year 1991..........   $      68    $      -     $      -     $      -     $      68
                                 =========    =========    =========    =========    =========


  Allowances for doubtful
  accounts - notes
  receivable (d)-

   For the year 1993..........   $     312    $     253    $      -     $     (72)   $     493
                                 =========    =========    =========    =========    =========
   For the year 1992..........   $     319    $      -     $      -     $      (7)   $     312
                                 =========    =========    =========    =========    =========
   For the year 1991..........   $     422    $      -     $      -     $    (103)   $     319
                                 =========    =========    =========    =========    =========





- ------------------
(a)  Amounts are presented on a continuing operations basis.
(b) Deductions include accounts considered uncollectible or written off, payments, companies divested, etc.
(c) Classified in consolidated balance sheet as a reduction of accounts receivable.
(d) Classified in consolidated balance sheet as a reduction of other assets.




                                                SCHEDULE X

                    CHEMED CORPORATION AND SUBSIDIARY COMPANIES
                  SUPPLEMENTARY INCOME STATEMENT INFORMATION (a)
                                 (in thousands)


=========================================================================
                                            Charged to Costs and Expenses

              Item                           1993        1992       1991
- -------------------------------------------------------------------------
Maintenance and repairs.................. $ 4,835     $ 3,967     $ 3,742
                                          =======     =======     =======

Advertising costs........................ $ 9,465     $ 6,203     $ 5,744
                                          =======     =======     =======


(a)  Amounts are presented on a continuing operations basis.



                               INDEX TO EXHIBITS

                                                                                   Page Number
                                                                                        or
                                                                             Incorporation by Reference
                                                                             --------------------------

Exhibit                                                               File No. and                   Previous
Number                                                                Filing Date                  Exhibit No.
- -------                                                               ------------                 -----------
 3.1            Certificate of Incorporation of Chemed                Form S-3                       4.1
                Corporation                                           Reg. No. 33-44177
                                                                      11/26/91

 3.2            By-Laws of Chemed Corporation                         Form 10-K                      3
                                                                      3/23/89

10.1            Agreement and Plan of Merger among Diversey U.        Form 8-K                       1
                S. Holdings, Inc., D. C. Acquisition Inc.,            3/11/91
                Chemed Corporation and DuBois Chemicals, Inc.,
                dated as of February 25, 1991

10.2            Stock Purchase Agreement between Omnicare, Inc.       Form 10-K                      5
                and Chemed Corporation dated as of August 5,          3/25/93
                1992

10.3            1978 Stock Incentive Plan, as amended through         Form 10-K                      6
                May 20, 1991                                          3/27/92

10.4            1981 Stock Incentive Plan, as amended through         Form 10-K                      7
                May 20, 1991                                          3/27/92

10.5            1983 Incentive Stock Option Plan, as amended          Form 10-K                      8
                through May 20, 1991                                  3/27/92

10.6            1986 Stock Incentive Plan, as amended through         Form 10-K                      9
                May 20, 1991                                          3/27/92

10.7            1988 stock Incentive Plan, as amended through         Form 10-K                     10
                May 20, 1991                                          3/27/92

10.8            1993 Stock Incentive Plan                             *

10.9            Executive Salary Protection Plan, as amended          Form 10-K                     11
                through November 3, 1988                              3/28/89

10.10           Excess Benefits Plan, as amended effective            Form 10-Q                      3
                November 1, 1985                                      11/12/85

10.11           Non-Employee Directors' Deferred Compensation         Form 10-K                     12
                Plan                                                  3/24/88

10.12           Directors Emeriti Plan                                Form 10-Q                      2
                                                                      5/12/88

10.13           Employment Contracts with Executives                  Form 10-K                     18
                                                                      3/28/89

10.14           Amendment No. 5 to Employment Contracts with          *
                Executives

11              Statement re:  Computation of Earnings Per            *
                Common Share

13              1993 Annual Report to Stockholders                    *

21              Subsidiaries of Chemed Corporation                    *

23              Consent of Independent Accountants                    *

24              Powers of Attorney                                    *


- -----------------------
*  Filed herewith