Form 10-Q
period 1994-03-31
CHEMED CORP
filed 1994-05-11
CIK 19584

- - -------------------------------------------------------------------
- - -------------------------------------------------------------------
                                  FORM 10-Q
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                 Quarterly Report Under Section 13 or 15 (d)
                   of the Securities Exchange Act of 1934

For Quarter Ended March 31, 1994

Commission File Number 1-8351

                             CHEMED CORPORATION
           (Exact name of registrant as specified in its charter)


            Delaware                         31-0791746
(State or other jurisdiction of   (IRS Employer Identification No.)
 incorporation or organization)


2600 Chemed Center, 255 E. Fifth Street, Cincinnati, Ohio 45202

(Address of principal executive offices)             (Zip code)


                               (513) 762-6900
            (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements
for the past 90 days.        Yes  X            No
                                 ----             ----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


Class                  Amount                        Date

Capital Stock          9,844,553 Shares              April 29, 1994
$1 Par Value
- - ------------------------------------------------------------------
- - -------------------------------------------------------------------

                           CHEMED CORPORATION AND
                            SUBSIDIARY COMPANIES



                                    Index

                                                          Page No.
PART I.    FINANCIAL INFORMATION:

  Item 1.  Financial Statements
        Consolidated Balance Sheet -
           March 31, 1994 and
           December 31, 1993                                          3

        Consolidated Statement of Income -
           Three months ended
           March 31, 1994 and 1993                                    4

        Consolidated Statement of Cash Flows
           Three months ended
           March 31, 1994 and 1993                                    5

        Notes to Unaudited Financial Statements                   6 - 8


  Item 2.  Management's Discussion and Analysis of
              Financial Condition and Results of
               Operations                                        9 - 13

PART II.   OTHER INFORMATION                                         14

                              PART I. FINANCIAL INFORMATION
                              Item 1. Financial Statements
                       CHEMED CORPORATION AND SUBSIDIARY COMPANIES
                               CONSOLIDATED BALANCE SHEET
                     (in thousands except share and per share data)
                                        UNAUDITED

                                                                 March 31,    December 31,
                                                                   1994          1993
                                                                ----------    ----------
ASSETS
Current assets
   Cash and cash equivalents                                    $   12,833   $   14,615
   Marketable securities                                             1,095        1,200
   Accounts receivable, less allowances of $2,512 (1993 - $2,391)    73,389      58,350
   Current portion of note receivable                                6,000        5,627
   Inventories
      Raw materials                                                  5,364        6,977
      Finished goods and general merchandise                        48,441       47,768
   Other current assets                                             12,585       10,677
                                                                ----------   ----------
        Total current assets                                       159,707      145,214
Investment in affiliate                                             29,913       30,656
Other Investments                                                   50,940       37,657
Note receivable                                                     10,413       10,413
Properties and equipment, at cost less accumulated depreciation
   depreciation of $35,331 (1993 - $33,952)                         73,429       70,758
Identifiable intangible assets less accumulated amortization
      of $1,145 (1993 - $884)                                       21,905       22,166
Goodwill less accumulated amortization of $14,870 (1993 - $14,073)   109,975     94,867
Other assets                                                        19,037       18,522
                                                                ----------   ----------
        Total Assets                                            $  475,319   $  430,253
                                                                ==========   ==========
LIABILITIES
Current liabilities
   Accounts payable                                             $   26,188   $   24,124
   Bank notes and loans payable                                     25,000       25,000
   Current portion of long-term debt                                 5,856        5,688
   Income taxes                                                     23,513       20,448
   Deferred contract revenue                                        23,547       23,783
   Other current liabilities                                        35,760       28,606
                                                                ----------   ----------
        Total current liabilities                                  139,864      127,649
Deferred income taxes                                                3,195          374
Long-term debt                                                     110,255       98,059
Other liabilities and deferred income                               38,068       35,009
Minority interest                                                   33,260       32,011
                                                                ----------   ----------
        Total Liabilities                                          324,642      293,102
                                                                ----------   ----------
STOCKHOLDERS' EQUITY
Capital stock-authorized 15,000,000 shares $1 par;
   issued 12,189,499 (1993 - 12,087,894) shares                     12,190       12,088
Paid-in capital                                                    135,708      132,095
Retained earnings                                                  100,510       99,851
Unrealized appreciation on investments                               9,824            -
Treasury stock - 2,343,840 (1993 - 2,289,120) shares, at cost      (65,703)     (63,914)
Unearned compensation - ESOPs                                      (41,852)     (42,969)
                                                                ----------   ----------
        Total Stockholders' Equity                                 150,677      137,151
                                                                ----------   ----------
        Total Liabilities and Stockholders' Equity              $  475,319   $  430,253
                                                                ==========   ==========

                See accompanying notes to unaudited financial statements.

                       CHEMED CORPORATION AND SUBSIDIARY COMPANIES
                            CONSOLIDATED STATEMENT OF INCOME
                                        UNAUDITED
                          (in thousands except per share data)

                                                                  Three Months Ended
                                                                       March 31,
                                                                -----------------------
                                                                   1994         1993
                                                                ---------    ---------
Sales                                                           $ 97,585     $ 94,932
Service revenues                                                  54,484       25,587
                                                                ---------    ---------
      Total sales and service revenues                           152,069      120,519
                                                                ---------    ---------
Cost of goods sold                                                67,120       65,031
Cost of services provided                                         34,038       14,479
Selling and marketing expenses                                    23,307       21,616
General and administrative expenses                               19,280       13,451
Depreciation                                                       2,654        2,050
                                                                ---------    ---------
      Total costs and expenses                                   146,399      116,627
                                                                ---------    ---------
Income from operations                                             5,670        3,892
Interest expense                                                  (2,047)      (2,273)
Other income - net                                                 6,313        4,670
                                                                ---------    ---------
Income before income taxes, equity earnings
   and minority interest                                           9,936        6,289
Income taxes                                                      (4,047)      (1,964)
Equity in earnings of affiliate                                      621          479
Minority interest in earnings of subsidiaries                       (833)        (726)
                                                                ---------    ---------
Income before cumulative effect of a
   change in accounting principle                                  5,677        4,078
Cumulative effect of a change in accounting principle                  -        1,651
                                                                ---------    ---------
Net Income                                                      $  5,677     $  5,729
                                                                =========    =========

Earnings Per Common Share
      Income before cumulative effect of a
        change in accounting principle                          $    .58     $    .42
                                                                =========    =========
      Net income                                                $    .58     $    .59
                                                                =========    =========
      Average number of shares outstanding                         9,824        9,766
                                                                =========    =========
Cash Dividends Paid Per Share                                   $    .51     $    .50
                                                                =========    =========

                See accompanying notes to unaudited financial statements.

                       CHEMED CORPORATION AND SUBSIDIARY COMPANIES
                          CONSOLIDATED STATEMENT OF CASH FLOWS
                                        UNAUDITED
                                     (in thousands)

                                                                  Three Months Ended
                                                                       March 31,
                                                                -----------------------
                                                                   1994         1993*
                                                                ---------    ----------
Cash Flows From Operating Activities
      Net income                                                $  5,677     $  5,729
      Adjustments to reconcile net income to net cash
        provided by operating activities:
              Gain on sale of investments                         (4,827)      (2,637)
              Depreciation and amortization                        3,909        2,976
              Proceeds from sale of trading securities             1,041            -
              Purchase of trading securities                      (1,000)           -
              Minority interest in earnings of subsidiaries          833          726
              Provision for uncollectible accounts receivable        418          446
              Provision for deferred income taxes                   (212)       1,223
              Cumulative effect of a change in
                accounting principle                                   -       (1,651)
              Changes in operating assets and liabilities,
                excluding amounts acquired in business combinations
                   (Increase)/decrease in accounts receivable     (2,686)       1,262
                   Decrease in inventories and other
                     current assets                                   64        2,374
                   (Increase)/decrease in accounts payable,
                     deferred contract revenue and other
                     current liabilities                           2,019         (387)
                   (Increase)/decrease in income taxes             3,265       (1,636)
              Other - net                                         (1,395)      (1,598)
                                                                ---------    ---------
        Net cash provided by operating activities                  7,106        6,827
                                                                ---------    ---------
Cash Flows From Investing Activities
      Business combinations, net of cash acquired                (14,822)        (958)
      Proceeds from sale of investments                            8,464        2,637
      Capital expenditures                                        (5,025)      (3,065)
      Proceeds from sale of marketable securities                      -       48,690
      Purchase of marketable securities                                -      (35,810)
      Other - net                                                   (302)        (187)
                                                                ---------    ---------
        Net cash provided/(used) by investing activities         (11,685)      11,307
                                                                ---------    ---------
Cash Flows From Financing Activities
      Proceeds from issuance of long-term debt                    10,000            -
      Dividends paid                                              (5,018)      (4,885)
      Repayment of long-term debt                                 (3,526)        (231)
      Issuance of capital stock                                    2,389        1,121
      Purchase of treasury stock                                  (1,789)      (1,008)
      Other - net                                                    741           61
                                                                ---------    ---------
        Net cash used by financing activities                      2,797       (4,942)
                                                                ---------    ---------
Increase/(Decrease) In Cash And Cash Equivalents                  (1,782)      13,192
Cash and cash equivalents at beginning of period                  14,615       14,527
                                                                ---------    ---------
Cash and cash equivalents at end of period                      $ 12,833     $ 27,719
                                                                =========    =========

                See accompanying notes to unaudited financial statements.
                     * Reclassified to conform to 1994 presentation.

                 CHEMED CORPORATION AND SUBSIDIARY COMPANIES

                   Notes to Unaudited Financial Statements


1. The accompanying unaudited consolidated financial statements have been prepared in accordance with Rule 10-01 of SEC Regulation S-X. Consequently, they do not include all the disclosures required under generally accepted accounting principles for complete financial statements. However, in the opinion of the management of Chemed Corporation (the "Company"), the financial statements presented herein contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows of the Company and its consolidated subsidiaries ("Chemed"). For further information regarding Chemed's accounting policies, refer to the consolidated financial statements and notes included in Chemed's Annual Report on Form 10-K for the year ended December 31, 1993.

2. Primary earnings per common share are computed using the weighted average number of shares of capital stock outstanding and exclude the dilutive effect of outstanding stock options as it is not material.

3. Equity in earnings of affiliate represents Chemed's aftertax share of the net income of Omnicare, Inc. ("Omnicare"), a public company operating in the health care industry whose stock is traded on the New York Stock Exchange. At
     March 31, 1994, the Company's investment in Omnicare of $29,913,000 was $3,239,000 in excess of its 26% equity interest ($3,451,000 at December 31, 1993). The market value of the Company's investment at March 31, 1994, based on that day's closing market price of $29 3/4, was $71,117,000. Chemed received cash dividends totaling $114,000 during the first quarter of 1994 (1993 - $102,000).

     During the first quarter of 1994, Chemed sold 149,900 shares of its investment in Omnicare, realizing a pretax gain of $3,184,000 ($1,817,000 aftertax).

4. Effective January 1, 1994, Chemed acquired all of the capital stock of Patient Care Inc. ("Patient Care") for cash payments aggregating $20,582,000, including deferred payments with a present value of $6,271,000, plus 17,500 shares of Chemed Capital Stock. Additional cash payments of up to $10,400,000 may be made, the amount being contingent upon the earnings of Patient Care during the three-year period ended

     December 31, 1995. Patient Care emphasizes personal care in the home, with services including skilled nursing; medical and social work; nutrition; and other specialized services. The aggregate purchase price of Patient Care and other purchase business combinations completed in the first three months of 1994 has been allocated as follows (in thousands):

       Working capital                               $  9,669
       Goodwill                                        15,990
       Long-term debt                                  (7,000)
       Other assets and liabilities - net               3,116
                                                     ------------
       Total net assets                                21,775
       Less:  cash and cash
          equivalents acquired                           (182)
       Less:  deferred payments                        (6,271)
       Less:  capital stock issued                       (500)
                                                     ------------
           Net cash used                             $ 14,822
                                                     ============

     Unaudited pro forma sales and service revenues, which assume that the acquisitions of Patient Care and Encore Service
     Systems Inc. (acquired in July 1993) were completed on
     January 1, 1993 are as follows (in thousands):

                                         For the three months
                                            ended March 31,
                                         --------------------
                                           1994          1993
                                         --------      --------
       Total sales and service
           revenues                      $152,069      $137,904
                                         ========      ========

     These acquisitions did not materially impact income before cumulative effect of a change in accounting principle for 1993 or 1994. In conjunction with the purchase of Patient Care, an application for the transfer of ownership of one region of Patient Care has been made with a state regulatory agency and is expected to be approved during 1994.

5. Effective January 1, 1994, Chemed adopted Statement of Financial Accounting Standards No. 115 ("SFAS 115"), "Accounting for Certain Investments in Debt and Equity Securities." Accordingly, the Company has classified its cash equivalents and marketable securities as "trading securities" under SFAS 115 and its investments included in other investments as "available for sale." The resultant cumulative effect of adopting SFAS 115 on the Company's statement of income in 1994 was immaterial. The cumulative effect of adopting SFAS 115 on the Company's balance sheet as of January 1, 1994 was to increase stockholders' equity by $12,975,000.

     As a result of adopting SFAS 115, investments in debt and marketable equity instruments are recorded at their fair value at March 31, 1994 and nonmarketable equity investments are recorded at cost. Such investments at December 31, 1993 were recorded at amortized cost, which approximated their fair value.

     In computing realized gains or losses on the sale of investments, the Company uses the "specific identification" method to determine the cost of investments sold.

6. On March 4, 1994, the Company entered into a $10,000,000 term loan agreement ("Agreement") with Fifth Third Bank. The interest rate is variable and is based on current market conditions, or that the option of the Company, the rate may be fixed based on a stipulated formula. The loan matures on March 4, 1999 and may be prepaid without penalty. The current variable interest rate is 4.9%

7. On April 15, 1994, the Company's 89%-owned subsidiary, National Sanitary Supply company ("National Sanitary"), finalized the purchase of two southern California facilities at a total cost of $3,282,000 in cash. These facilities had been previously leased from the former owners of National Sanitary since 1983. The lease had included an option to purchase these facilities at their fair market value as of November 1983.

                Item 2. Management's Discussion and Analysis
              of Financial Condition and Results of Operations


Financial Condition
- - -------------------

            Increases in accounts receivable, goodwill and accounts payable from recorded amounts at December 31, 1993 to balances as of March 31, 1994 are primarily attributable to the Company's acquisition of Patient Care Inc. ("Patient Care") effective
January 1, 1994. The increase in other investments from $37,657,000 at December 31, 1993 to $50,940,000 at March 31, 1994
is primarily attributable to the Company's adoption of Statement of Financial Standards No. 115 ("SFAS 115") effective January 1, 1994. Such investments are classified as "available for sale" and include $14,885,000 of unrealized appreciation on debt and marketable equity investments at March 31, 1994. The aftertax impact of this unrealized gain is included in stockholders' equity and amounts to $9,824,000 at March 31, 1994.

            The increase in income taxes from $20,448,000 at December 31, 1993 to $23,513,000 at March 31, 1994 is primarily attributable to the recognition of gains ($4,827,000 before income taxes) from the sales of investments in the first quarter of 1994. The taxes on these gains will not be paid until the second quarter of 1994.

            Increases in other current liabilities and other liabilities and deferred income as of March 31, 1994 versus balances at December 31, 1993 are primarily attributable to the recording of deferred payments for the purchase of Patient Care in January 1994. The current portion of these payments included in other current liabilities amounts to $2,938,000 at March 31, 1994 and the non-current portion amounts to $3,386,000. In addition, to assist with financing the purchase of Patient Care, the Company entered into a credit agreement with the Fifth Third Bank of Cincinnati, Ohio in March 1994 to borrow $10,000,000 for a period of five years.

            At March 31, 1994 Chemed had approximately $34,250,000 of unused lines of credit with various banks.

Results of Operations
- - ---------------------

            Sales and service revenues and operating profit from continuing operations by business segment follow (in thousands):

                                     Three Months Ended
                                          March 31,
                                     -------------------
                                       1994        1993
                                     -------     --------

Sales and Service
     Revenues
- - -----------------
National Sanitary Supply             $ 71,460    $ 69,347
Roto-Rooter                            41,536      27,568
Veratex                                23,966      23,604
Patient Care                           15,107           -
                                     --------     -------
  Total                              $152,069    $120,519
                                     ========    ========

Operating Profit
- - ----------------
National Sanitary Supply             $  1,487    $  1,402
Roto-Rooter                             3,526       2,755
Veratex                                 1,621       1,412
Patient Care                              496           -
                                     --------    --------
  Total                              $  7,130    $  5,569
                                     ========    ========

Data relating to (a) growth in sales and service revenues and (b) operating profit as a percent of sales and service revenues for each segment for the first three months of 1994 and 1993 are set forth on the next page:

                                Sales and            Operating Profit
                             Service Revenues        as a % of Sales
                               % Increase            (Operating Margin)
                             ----------------        ---------------
                              1994 vs. 1993          1994      1993
                             ----------------        ---------------

National Sanitary Supply                3%            2.1%      2.0%
Roto-Rooter                            51             8.5      10.0
Veratex                                 2             6.8       6.0
Patient Care                          n.a.            3.3      n.a.

    Total                              26             4.7       4.6
                             ================        ===============

            Sales of the National Sanitary Supply segment for the first quarter of 1994 increased by 3% over sales for the first quarter of 1993, despite the business disruptions caused by the earthquake in National Sanitary's large Southern California market. The operating margin of this segment improved slightly from 2.0% during 1993 to 2.1% during 1994.

            Sales and service revenues of the Roto-Rooter segment for the first quarter of 1994 totaled $41,536,000, an increase of 51% over the $27,568,000 recorded for the first quarter of 1993. Excluding the revenues of Encore Service Systems Inc. ("Encore"), acquired jointly by the Company and Roto-Rooter in July 1993, Roto-Rooter's total revenues for 1994 increased 16% versus revenues for 1993. Revenues from plumbing repair and maintenance services for 1994, which comprise approximately 21% of Roto-Rooter's total revenues, increased by 29% when compared with amounts recorded for 1993. Roto-Rooter's operating margin declined from 10.0% during 1993 to 8.5% during 1994 primarily as a result of the acquisition of Encore. The economies achieved as Encore is integrated into the existing service contract business should enable Encore to reach the margin achieved in Roto-Rooter's other businesses. Partially offsetting the lower margins of the Encore business was a favorable decline in insurance costs as a percent of sales from 5.0% in the first three months of 1993 to 3.1% in the first three months of 1994 as a result of continuing improvements in Roto-Rooter's safety record.

            Sales of the Veratex segment, for the first three months of 1994 increased by 2% over amounts recorded during the first three months of 1993, reflecting the impact of severe winter weather which made it impossible for a large number of Veratex's customers to see their normal number of patients. The operating margin of this segment increased from 6.0% during 1993 to 6.8% during 1994. This increase was largely due to an increase in the gross profit margin during the 1994 period as a result of improved pricing and lower manufacturing costs.

            Patient Care, acquired at the beginning of 1994, contributed $15,107,000 and $496,000 to sales and operating profit, respectively, during the first quarter of 1994. Compared with its 1993 first quarter results, revenues of Patient Care increased by 26% in 1994.

            On a consolidated basis, Chemed's sales and service revenues for the first quarter of 1994 increased 26% over amounts recorded during the first quarter of 1993. Excluding the sales of Encore and Patient Care, sales for 1994 increased by 6% over amounts recorded during 1993. The total operating margin of Chemed improved slightly from 4.6% during 1993 to 4.7% during 1994.

            Income from operations increased from $3,892,000 during the first quarter of 1993 to $5,670,000 during the first quarter of 1994, primarily as a result of the acquisitions of Encore in July 1993 and of Patient Care in January 1994.

            Interest expense for the first quarter of 1994 totaled $2,047,000 as compared with $2,273,000 during the first quarter of 1993. This decline was primarily due to the maturity of the Company's Series A Senior Notes in November 1993, which carried an interest rate of approximately 10%. This debt has been replaced with short-term and long-term borrowings carrying interest rates of approximately 5%.

            Other income for 1994 totaled $6,313,000 as compared with $4,670,000 for the first quarter 1993. This increase was attributable to larger gains on the sales of investments ($4,827,000 in 1994 versus $2,637,000 in 1993) partially offset by lower interest income in 1994 (due primarily to lower interest rates on cash equivalents and marketable securities).

            During the first quarter of 1994 the Company's effective income tax rate was 40.7% as compared with 31.2% during the comparable period of 1993. The higher rate in 1994 was attributable to: a) a lower domestic dividend deduction and lower ESOP tax credit (as a percent of pretax income) in the 1994 quarter; b) a higher effective state and local tax rate for the 1994 period; c) a lower tax basis (versus book basis) on investments sold in 1994; and, d) lower favorable tax adjustments in the 1994 period versus those recorded in the first quarter of 1993.

            Chemed's share of the earnings of Omnicare, a 26%-owned affiliate engaged in the pharmacy services business, increased by 30% from $479,000 in the first quarter of 1993 to $621,000 in the first quarter of 1994. The increase in Omnicare's income is largely attributable to continuing advances in its acquisition program.

            Chemed's income before cumulative effect of a change in accounting principle increased from $4,078,000 ($.42 per share) during the first quarter of 1993 to $5,677,000 ($.58 per share) during the first quarter of 1994. Earnings for 1994 included an aftertax gain of $2,688,000 ($.28 per share) from the sales of investments during 1994. Similarly, during 1993 the Company recognized an aftertax gain of $1,741,000 ($.18 per share) from the sale of a portion of the Company's investment in EXEL Ltd.

            Net income for 1994's first quarter totaled $5,677,000 ($.58 per share) as compared with $5,729,000 ($.59 per share) for the first quarter of 1993. Effective January 1, 1993, the Company recorded an aftertax gain of $1,651,000 ($.17 per share) from the adoption of Statement of Financial Accounting
Standards No. 109, "Accounting for Income Taxes."

                        PART II -- OTHER INFORMATION
                        ----------------------------

Item 6.    Exhibits and Reports on Form 8-K

    (a)    Exhibits
          --------

           Exhibit      SK 601                                 Page
             No.       Ref. No.      Description               No.
           -------     --------      ------------------        ----------

            1            (11)        Statement re:
                                     Computation of Per
                                     Share Earnings            E-1



                                 SIGNATURES

        Pursuant to the requirements of the Securities Exchange
        Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          Chemed Corporation
                                         -------------------------
                                            (Registrant)


Dated:  May 11, 1994                 By   Kevin J. McNamara
        ----------------------          -------------------------
                                          Kevin J. McNamara, Executive
                                          Vice President, Secretary,
                                          and General Counsel



Dated:  May 11, 1994                 By   Arthur V. Tucker
        ----------------------          -------------------------
                                          Arthur V. Tucker
                                          Vice President and
                                          Controller (Principal
                                          Accounting Officer)