Form 10-Q
period 1994-06-30
CHEMED CORP
filed 1994-08-11
CIK 19584

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

For Quarter Ended June 30, 1994

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


Class                   Amount                        Date

Capital Stock           9,857,973 Shares              July 29, 1994
$1 Par Value
- - -------------------------------------------------------------------
- - -------------------------------------------------------------------

                            CHEMED CORPORATION AND
                             SUBSIDIARY COMPANIES



                                     Index

                                                            Page No.

PART I.    FINANCIAL INFORMATION:

  Item 1.  Financial Statements
        Consolidated Balance Sheet -
           June 30, 1994 and
           December 31, 1993                                            3

        Consolidated Statement of Income -
           Three months and six months ended
           June 30, 1994 and 1993                                       4

        Consolidated Statement of Cash Flows
           Six months ended
           June 30, 1994 and 1993                                       5

        Notes to Unaudited Financial Statements                     6 - 8


  Item 2.  Management's Discussion and Analysis of
              Financial Condition and Results of
               Operations                                          9 - 15

PART II.   OTHER INFORMATION                                           16

                               PART I. FINANCIAL INFORMATION
                               Item 1. Financial Statements
                        CHEMED CORPORATION AND SUBSIDIARY COMPANIES
                                CONSOLIDATED BALANCE SHEET
                      (in thousands except share and per share data)
                                         UNAUDITED

                                                                   June 30,      December 31,
                                                                     1994           1993
                                                                  ----------     ----------
ASSETS
Current assets
   Cash and cash equivalents                                      $   10,397   $   14,615
   Marketable securities                                               2,087        1,200
   Accounts receivable, less allowances of $2,688 (1993 - $2,391)     77,746       58,350
   Current portion of note receivable                                  5,218        5,627
   Inventories
      Raw materials                                                    5,798        6,977
      Finished goods and general merchandise                          49,147       47,768
   Other current assets                                               13,012       10,677
                                                                  ----------   ----------
        Total current assets                                         163,405      145,214
Investment in affiliate                                               28,394       30,656
Other investments                                                     46,385       37,657
Note receivable                                                        5,455       10,413
Properties and equipment, at cost less accumulated
   depreciation of $36,737 (1993 - $33,952)                           76,222       70,758
Identifiable intangible assets less accumulated amortization
   of $1,405 (1993 - $884)                                            21,715       22,166
Goodwill less accumulated amortization of $15,682 (1993 - $14,073)   113,403       94,867
Other assets                                                          17,815       18,522
                                                                  ----------   ----------
        Total Assets                                              $  472,794   $  430,253
                                                                  ==========   ==========
LIABILITIES
Current liabilities
   Accounts payable                                               $   26,630   $   24,124
   Bank notes and loans payable                                       25,000       25,000
   Current portion of long-term debt                                   6,058        5,688
   Income taxes                                                       18,321       20,448
   Deferred contract revenue                                          23,259       23,783
   Other current liabilities                                          36,481       28,606
                                                                  ----------   ----------
        Total current liabilities                                    135,749      127,649
Deferred income taxes                                                  1,511          374
Long-term debt                                                       109,414       98,059
Other liabilities and deferred income                                 40,846       35,009
Minority interest                                                     34,068       32,011
                                                                  ----------   ----------
        Total Liabilities                                            321,588      293,102
                                                                  ----------   ----------
STOCKHOLDERS' EQUITY
Capital stock-authorized 15,000,000 shares $1 par;
   issued 12,249,942 (1993 - 12,087,894) shares                       12,250       12,088
Paid-in capital                                                      136,302      132,095
Retained earnings                                                    103,505       99,851
Unrealized appreciation on investments                                 7,397            -
Treasury stock - 2,395,478 (1993 - 2,289,120) shares, at cost        (67,494)     (63,914)
Unearned compensation - ESOPs                                        (40,754)     (42,969)
                                                                  ----------   ----------
        Total Stockholders' Equity                                   151,206      137,151
                                                                  ----------   ----------
        Total Liabilities and Stockholders' Equity                $  472,794   $  430,253
                                                                  ==========   ==========

                 See accompanying notes to unaudited financial statements.

                        CHEMED CORPORATION AND SUBSIDIARY COMPANIES
                             CONSOLIDATED STATEMENT OF INCOME
                                         UNAUDITED
                           (in thousands except per share data)

                                            Three Months Ended         Six Months Ended
                                                   June 30,                 June 30,
                                            --------------------     ---------------------
                                              1994        1993         1994        1993
                                            --------    --------     --------    ---------
Continuing Operations
   Sales                                    $104,056    $100,311     $201,641     $195,243
   Service revenues                           57,328      26,930      111,812       52,517
                                            ---------   ---------    ---------   ---------
         Total sales and service revenues    161,384     127,241      313,453      247,760
                                            ---------   ---------    ---------   ---------
   Cost of goods sold                         71,405      69,233      138,525      134,264
   Cost of services provided                  35,809      14,865       69,847       29,344
   Selling and marketing expenses             24,307      22,584       47,614       44,200
   General and administrative expenses        20,668      13,142       39,948       26,593
   Depreciation                                2,729       2,117        5,383        4,167
                                            ---------   ---------    ---------   ---------
         Total costs and expenses            154,918     121,941      301,317      238,568
                                            ---------   ---------    ---------   ---------
   Income from operations                      6,466       5,300       12,136        9,192
   Interest expense                           (2,167)     (2,258)      (4,214)      (4,531)
   Other income, net                           5,977       4,979       12,290        9,649
                                            ---------   ---------    ---------   ---------
      Income before income taxes, equity
         earnings and minority interest       10,276       8,021       20,212       14,310
   Income taxes                               (4,342)     (2,762)      (8,389)      (4,726)
   Equity in earnings of affiliate               686         478        1,307          957
   Minority interest in earnings of
      subsidiaries                              (939)       (873)      (1,772)      (1,599)
                                            ---------   ---------    ---------   ---------
      Income from continuing operations        5,681       4,864       11,358        8,942
Discontinued Operations                        2,336         687        2,336          687
                                            ---------   ---------    ---------   ---------
      Income before cumulative effect of a
         change in accounting principle        8,017       5,551       13,694        9,629
Cumulative effect of a change
   in accounting principle                         -           -            -        1,651
                                            ---------   ---------    ---------   ---------

Net Income                                  $  8,017    $  5,551     $ 13,694    $  11,280
                                            =========   =========    =========   =========
Earnings Per Common Share
   Income from continuing operations        $    .58    $    .50     $   1.15    $     .92
                                            =========   =========    =========   =========
   Income before cumulative effect of a
      change in accounting principle        $    .81    $    .57     $   1.39    $     .99
                                            =========   =========    =========   =========
   Net income                               $    .81    $    .57     $   1.39    $    1.15
                                            =========   =========    =========   =========
   Average Number of Shares Outstanding        9,847       9,770        9,836        9,768
                                            =========   =========    =========   =========
Cash Dividends Paid Per Share               $    .51    $    .50     $   1.02    $    1.00
                                            =========   =========    =========   =========

                 See accompanying notes to unaudited financial statements.

                        CHEMED CORPORATION AND SUBSIDIARY COMPANIES
                           CONSOLIDATED STATEMENT OF CASH FLOWS
                                         UNAUDITED
                                      (in thousands)

                                                                       Six Months Ended
                                                                            June 30,
                                                                     -----------------------
<F1>
                                                                        1994        1993*
                                                                     ---------   ---------
Cash Flows From Operating Activities
   Net income                                                        $ 13,694    $ 11,280
   Adjustments to reconcile net income to net cash
      provided by operating activities:
         Gains on sale of investments                                  (9,116)     (5,776)
         Depreciation and amortization                                  8,088       6,352
         Discontinued operations                                       (2,336)       (687)
         Purchase of trading securities                                (2,000)          -
         Minority interest in earnings of subsidiaries                  1,772       1,599
         Proceeds from sale of trading securities                       1,041           -
         Provision for uncollectible accounts receivable                  804         990
         Provision for deferred income taxes                             (266)      1,228
         Cumulative effect of a change in
           accounting principle                                             -      (1,651)
         Changes in operating assets and liabilities,
           excluding amounts acquired in business combinations
              Increase in accounts receivable                          (8,289)     (1,079)
              (Increase)/decrease in inventories and other
                current assets                                         (1,652)        810
              Increase in accounts payable,
                deferred contract revenue and other
                current liabilities                                     2,785         804
              Increase/(decrease) in income taxes                       1,245      (2,295)
         Other - net                                                   (1,091)     (1,445)
                                                                     ---------   ---------
      Net cash provided by operating activities                         4,679      10,130
                                                                     ---------   ---------
Cash Flows From Investing Activities
   Proceeds from sale of investments                                   15,025       6,616
   Business combinations, net of cash acquired                        (14,941)     (2,617)
   Capital expenditures                                               (11,137)     (6,329)
   Net proceeds from sale of discontinued operations                    3,214       3,264
   Purchase of investments                                               (216)     (3,032)
   Proceeds from sale of marketable securities                              -      60,754
   Purchase of marketable securities                                        -     (46,614)
   Other - net                                                          1,717         283
                                                                     ---------   ---------
      Net cash provided/(used) by investing activities                 (6,338)     12,325
                                                                     ---------   ---------
Cash Flows From Financing Activities
   Dividends paid                                                     (10,040)     (9,772)
   Proceeds from issuance of long-term debt                            10,000           -
   Issuance of capital stock                                            4,149       1,477
   Purchase of treasury stock                                          (3,580)     (1,327)
   Repayment of long-term debt                                         (3,553)       (253)
   Other - net                                                            465        (247)
                                                                     ---------   ---------
      Net cash used by financing activities                            (2,559)    (10,122)
                                                                     ---------   ---------
Increase/(Decrease) In Cash And Cash Equivalents                       (4,218)     12,333
Cash and cash equivalents at beginning of period                       14,615      14,527
                                                                     ---------   ---------
Cash and cash equivalents at end of period                           $ 10,397    $ 26,860
                                                                     =========   =========

                 See accompanying notes to unaudited financial statements.
<F1>
                      * Reclassified to conform to 1994 presentation.

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

3. Equity in earnings of affiliate represents Chemed's aftertax share of the net income of Omnicare, Inc. ("Omnicare"), a public company operating in the health care industry whose stock is traded on the New York Stock Exchange. At
    June 30, 1994, the Company's investment in Omnicare of $28,394,000 was $3,109,000 in excess of its 24% equity interest ($3,451,000 at December 31, 1993). The market value of the Company's investment at June 30, 1994, based on that day's closing market price of $33, was $75,803,000. Chemed received cash dividends totaling $222,000 during the first six months of 1994 (1993 - $204,000).

    During the first quarter of 1994, Chemed sold 149,900 shares of its investment in Omnicare, realizing a pretax gain of $3,184,000 ($1,817,000 aftertax). Similarly, Chemed sold 90,000 shares of its investment in Omnicare during the second quarter of 1994, realizing a pretax gain of $1,750,000 ($603,000 aftertax).

    Thus, during the second quarter of 1994, Chemed increased the estimated rate used to record deferred income taxes on its share of Omnicare's earnings to recognize the fact that a portion of the unremitted earnings ultimately will be realized in the form of capital gains rather than as dividends. The cumulative effect of that adjustment relative to the book/tax basis difference in its investment in Omnicare resulted in a charge of $380,000 to the income tax provision in the second quarter of 1994.

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

    During the second quarter of 1994 the Company recorded an adjustment to the purchase price of Encore Services Systems, Inc. ("Encore") to recognize the accrual of a $3,800,000 contingent payment due in June 1996. The present value of this payment, $3,338,000, was recorded as increases to goodwill and other noncurrent liabilities.

    The aggregate purchase price of Patient Care and other purchase business combinations has been allocated as follows
    (in thousands):

       Working capital                                $  9,528
       Goodwill                                         20,405
       Long-term debt                                   (7,493)
       Other assets and liabilities - net                2,792
                                                      ----------
       Total net assets                                 25,232
       Less:  cash and cash
          equivalents acquired                            (182)
       Less:  deferred payments                         (9,609)
       Less:  capital stock issued                        (500)
                                                      ----------
           Net cash used                              $ 14,941
                                                      ==========

    Unaudited pro forma sales and service revenues, which assume that the acquisitions of Patient Care and Encore (acquired in July 1993) were completed on January 1, 1993 are as follows
    (in thousands):

                            For the three months  For the six months
                               ended June 30,       ended June 30,
                            --------------------  ------------------
                              1994       1993       1994      1993
                            --------   --------   --------  --------
       Total sales and
       service revenues     $161,384   $150,157   $313,453  $292,612
                            ========   ========   ========  ========

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

    As a result of adopting SFAS 115, investments in debt and marketable equity instruments are recorded at their fair value at June 30, 1994 and nonmarketable equity investments are recorded at cost. Such investments at December 31, 1993 were recorded at amortized cost.

    In computing realized gains or losses on the sale of investments, the Company uses the "specific identification" method to determine the cost of investments sold.

6. On March 4, 1994, the Company entered into a $10,000,000 term loan agreement ("Agreement") with Fifth Third Bank. The interest rate is variable and is based on current market conditions, or at the option of the Company, the rate may be fixed based on a stipulated formula. The loan matures on March 4, 1999 and may be prepaid without penalty. The current variable interest rate is 5.8%

7. During the second quarter of 1994, the Company recorded an aftertax gain of $2,336,000 ($.23 per share) from the resolution of various tax issues related to operations discontinued and sold in the second quarter of 1991.

                 Item 2. Management's Discussion and Analysis
               of Financial Condition and Results of Operations


Financial Condition
- - -------------------

            Increases in accounts receivable, goodwill and accounts payable from recorded amounts at December 31, 1993 to balances as of June 30, 1994 are primarily attributable to the Company's acquisition of Patient Care Inc. ("Patient Care") effective
January 1, 1994. In addition, goodwill was increased in 1994 by the accrual of a $3,338,000 contingent payment due in June 1996 relative to the July 1993 acquisition of Encore Service Systems Inc. ("Encore"). The increase in other investments from $37,657,000 at December 31, 1993 to $46,385,000 at June 30, 1994
is primarily attributable to the Company's adoption of Statement of Financial Standards No. 115 ("SFAS 115") effective January 1, 1994. Such investments are classified as "available for sale" and include $11,208,000 of unrealized appreciation on debt and marketable equity investments at June 30, 1994. The aftertax impact of this unrealized gain is included in stockholders' equity and amounts to $7,397,000 at June 30, 1994.

            Increases in other current liabilities and other liabilities and deferred income as of June 30, 1994 versus balances at December 31, 1993 are primarily attributable to the recording of deferred payments for the purchase of Patient Care in January 1994. The current portion of these payments included in other current liabilities amounts to $2,885,000 at June 30, 1994 and the non-current portion amounts to $3,386,000. Also impacting deferred income and other liabilities was the previously mentioned accrual of a contingent payment relative to the acquisition of Encore.

            At June 30, 1994 Chemed had approximately $36,750,000 of unused lines of credit with various banks. To assist with financing the purchase of Patient Care, the Company entered into a credit agreement with the Fifth Third Bank of Cincinnati, Ohio in March 1994 to borrow $10,000,000 for a period of five years.

Results of Operations
- - ---------------------

            Sales and service revenues and operating profit from continuing operations by business segment follow (in thousands):

                            Three Months Ended     Six Months Ended
                                 June 30,              June 30,
                            -------------------   -----------------
                              1994      1993        1994      1993
                            -------   --------    --------  -------
Sales and Service
     Revenues
- - -----------------
National Sanitary Supply    $ 76,975  $ 75,281    $148,435  $144,628
Roto-Rooter                   41,900    28,833      83,436    56,401
Veratex                       24,931    23,127      48,897    46,731
Patient Care                  17,578         -      32,685         -
                            --------   -------    --------  --------
  Total                     $161,384  $127,241    $313,453  $247,760
                            ========  ========    ========  ========
Operating Profit
- - ----------------
National Sanitary Supply    $  2,437  $  2,181    $  3,924  $  3,583
Roto-Rooter                    3,477     3,188       7,003     5,943
Veratex                        1,764     1,350       3,385     2,762
Patient Care                     541         -       1,037         -
                            --------   -------    --------  --------
  Total                     $  8,219  $  6,719    $ 15,349  $ 12,288
                            ========  ========    ========  ========

   Data relating to (a) growth in sales and service revenues and
(b) operating profit as a percent of sales and service revenues for each segment are set forth below:

                               Sales and           Operating Profit
                            Service Revenues       as a % of Sales
                               % Increase         (Operating Profit)
                            ----------------      -------------------
                             1994 vs. 1993          1994      1993
                            ----------------      --------  ---------
Three Months Ended
    June 30,
- - ------------------
National Sanitary Supply           2%                3.2%      2.9%
Roto-Rooter                       45                 8.3      11.1
Veratex                            8                 7.1       5.8
Patient Care                    n.a.                 3.1         -
   Total                          27                 5.1       5.3

Six Months Ended
    June 30,
- - ------------------
National Sanitary Supply           3%                2.6%      2.5%
Roto-Rooter                       48                 8.4      10.5
Veratex                            5                 6.9       5.9
Patient Care                    n.a.                 3.2         -
   Total                          27                 4.9       5.0

Second Quarter 1994 Versus Second Quarter 1993
- - ----------------------------------------------

            Net sales of the National Sanitary Supply segment for the second quarter of 1994 totaled $76,975,000, an increase of 2% over sales recorded during the second quarter of 1993. This sales growth included sales gains in many locations throughout the United States, including the large Southern California market. The operating margin of this segment increased from 2.9% during the second quarter of 1993 to 3.2% during the second quarter 1994, largely as a result of tight control over operating expenses.

            Sales and service revenues of the Roto-Rooter segment for the second quarter of 1994 totaled $41,900,000, an increase of 45% over the $28,833,000 recorded for the second quarter of 1993. Excluding the sales of Encore Service Systems, Inc. which was acquired jointly by Chemed and Roto-Rooter in July 1993, Roto-Rooter's sales increased 12% over sales recorded during the second quarter of 1993. Plumbing revenues for the second quarter of 1994, which account for approximately one-fifth of total revenues, increased 19% over amounts recorded during the comparable quarter of 1993. Most of the remainder of this revenue increase was accounted for by Roto-Rooter's sewer and drain cleaning business. The operating profit margin of the Roto-Rooter segment declined from 11.1% during the second quarter of 1993 to 8.3% during the second quarter of 1994. This decline was primarily a result of lower operating margins in Roto-Rooter's service contract business. The acquisition of Encore in July of 1993 contributed to this decline as did higher material and parts costs per service call in the service contract business. Another contributing factor to this decline was the increase in direct sales of air conditioning units which generates lower profit margins than does the sale of service contracts. It is expected that in the future the consolidation of the purchasing function between the existing business and the recently acquired Encore business will help lower material costs.

            Sales of the Veratex segment increased from $23,127,000 during the second quarter of 1993 to $24,931,000 during the second quarter of 1994, an increase of 8%. The operating margin of Veratex improved from 5.8% during the second quarter of 1993 to 7.1% during the second quarter of 1994. The improvement in operating margin was largely attributable to expense control of overhead expenses combined with the profitability of the recently acquired recycled paper products business.

            Sales of the Patient Care segment acquired in January 1994, for the second quarter of 1994 totaled $17,578,000, an increase of 35% over the sales Patient Care recorded during the second quarter of 1993. Patient Care contributed $541,000 to Chemed's operating profit in the second quarter of 1994.

            Total sales and service revenues increased 27% from $127,241,000 during the second quarter of 1993 to $161,384,000 during the second quarter of 1994. Excluding the sales of Encore, acquired in July of 1993, and of Patient Care, acquired in January of 1994, sales and service revenues for the second quarter of 1994 increased 5% over amounts recorded in 1993's second quarter. The total operating margin declined slightly from 5.3% during the second quarter of 1994 to 5.1% during the second quarter of 1994 primarily as a result of the decline in the Roto-Rooter segment operating margin.

            Income from operations increased from $5,300,000 during the second quarter of 1993 to $6,466,000 during the second quarter of 1994, as a result of the acquisition of Patient Care and the improved profitability of Roto-Rooter's drain cleaning business.

            Other income for the second quarter of 1994 totaled $5,977,000 as compared with $4,979,000 for the second quarter of 1993. This increase was attributable to a larger gain on the sale of investments in the 1994 quarter. During the second quarter of 1994 the Company realized pretax gains aggregating $4,289,000 (primarily from the sale of a portion of its investments in Omnicare and EXEL, Ltd.) as compared with realized gains of $3,139,000 from the sale of a portion of its investment in EXEL, Ltd. during the 1993 quarter.

            During the second quarter of 1994 the Company's effective income tax rate was 42.3% as compared with 34.4% during the comparable period of 1993. The higher rate in 1994 was attributable to: (a) a lower ESOP dividend tax deduction (as a percent of pretax income) in the 1994 quarter; (b) lower favorable tax adjustments in the 1994 period versus those recorded in the second quarter of 1993; (c) a lower tax basis (versus book basis) on investments sold in 1994; and, (d) an adjustment to deferred income taxes recorded on the Company's share of Omnicare's unremitted earnings.

            Chemed's share of the earnings of Omnicare, a 24%-owned affiliate, increased from $478,000 in the second quarter of 1993 to $686,000 in the second quarter of 1994. This increase was attributable to Omnicare's progress in its growth strategy, as Omnicare completed two acquisitions during the second quarter of 1994.

            Chemed's income from continuing operations increased from $4,864,000 ($.50 per share) during the second quarter of 1993 to $5,681,000 ($.58 per share) during the second quarter of

1994. Earnings for 1994 include aftertax gains aggregating $2,261,000 ($.23 per share) from the sale of several of the Company's investments during the second quarter of 1994. During the second quarter of 1993 the Company recorded an aftertax gain of $1,972,000 ($.20 per share) from the sale of a portion of its investment in EXEL, Ltd.

            Net income for 1994's second quarter totaled $8,017,000 ($.81 per share) as compared with $5,551,000 ($.57 per share) for the second quarter of 1993, an increase of 44%. Net income for the second quarter of 1994 and 1993 included favorable accrual adjustments relative to operations discontinued in 1991 amounting to $2,336,000 ($.23 per share) and $687,000 ($.07 per share), respectively.

Six Months Ended June 30, 1994 Versus June 30, 1993
- - ---------------------------------------------------

            The National Sanitary Supply segment recorded sales of $148,435,000 during the first six months of 1994, an increase of 3% over amounts recorded over the comparable period of 1993. National Sanitary's operating margin improved slightly from 2.5% during the first six months of 1993 to 2.6% during the comparable period of 1994.

            Sales and service revenues of the Roto-Rooter segment for the first six months of 1994 increased by 48% as compared with amounts recorded during the first six months of 1993. Excluding the sales of Encore, this sales growth would have been 14%. This segment's operating margin declined from 10.5% during the first six months of 1993 to 8.4% during the first six months of 1994. This decline was attributable to lower margins in Roto-Rooter's service contract business, as discussed previously. In addition, partially offsetting this decline was an improvement in insurance claims experience which had a favorable impact of 1.5% point on Roto-Rooter's operating margin.

            The Veratex segment recorded sales of $48,897,000 during the first six months of 1994, an increase of 5% over sales during the first six months of 1993. The operating profit margin of Veratex improved from 5.9% during the first six months of 1993 to 6.9% during the first six months of 1994, primarily as a result of operating margins and the acquisition of a recycled paper manufacturer late in 1993.

            The Patient Care segment contributed $32,685,000 and $1,037,000 to sales and operating profit, respectively, during the first six months of 1994. Compared with its 1993 first six months results, Patient Care sales increased 31% during the first six months of 1994.

            On a consolidated basis, Chemed sales and service revenues for the first six months of 1994 increased 27% over amounts recorded during the first six months of 1993. Excluding the sales of Encore and Patient Care, sales for the first six months of 1994 increased by 6% over amounts recorded during the first six months of 1993. The total operating margin of Chemed declined slightly from 5.0% during the first six months of 1993 to 4.9% during first six months of 1994.

            Income from operations increased from $9,192,000 during the first six months of 1993 to $12,136,000 during the first six months of 1994, as a result of the acquisition of Patient Care, improved operating profit margins at Veratex and National
Sanitary as well as improved profitability of the drain cleaning business of Roto-Rooter.

            Other income for the first six months of 1994 totaled $12,290,000 as compared with $9,649,000 during the first six months of 1993. This increase was attributable to larger realized gains on the sale of a portion of the Company's investments in the first six months of 1994 versus similar gains recorded during the first six months of 1993 ($9,116,000 in 1994 versus $5,776,000 in 1993), partially offset by lower interest income (due primarily to lower interest rates on cash and cash equivalents and marketable securities in 1994).

            For the first six months of 1994 the Company's effective income tax rate was 41.5% as compared with 33.0% during the comparable period of 1993. The higher rate in 1994 was attributable primarily to: (a) a lower ESOP tax credit (as a percent of pretax income) in the 1994 period; (b) a lower tax basis (versus book basis) on investments sold in 1994; (c) lower favorable tax adjustments in 1994 versus those recorded in the first six months of 1993; and, (d) an increase in the deferred income tax provision relative to the Company's share of Omnicare's unremitted earnings, as a result of a change of the estimated rate, as previously discussed.

            Chemed's share of the earnings of Omnicare increased from $957,000 during the first six months of 1993 to $1,307,000 during the first six months of 1994.

            Chemed's income from continuing operations increased from $8,942,000 ($.92 per share) during the first six months of 1993 to $11,358,000 ($1.15 per share) during the first six months of 1994. Earnings for the six month periods included aftertax gains of $4,949,000, or $.50 per share, and $3,713,000 or $.38 per share, in 1994 and 1993, respectively, from the sale of a portion of the Company's investments during the periods.

            Net income for 1994's first six months totaled $13,694,000 ($1.39 per share) as compared with $11,280,000 ($1.15 per share) for the first six months of 1993. As previously mentioned, net income for the first six months of 1994 and 1993 included favorable adjustments relative to discontinued operations amounting to $2,336,000 ($.24 per share) and $687,000 ($.07 per share), respectively. In addition, effective January 1, 1993 the Company recorded an aftertax gain of $1,651,000 ($.16 per share) from the adoption of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes."

                         PART II -- OTHER INFORMATION
                         ----------------------------

Item 4.     Submission of Matters to a Vote of Security Holders
            ---------------------------------------------------

(a)   Chemed held its Annual Meeting of Shareholders on
      May 16, 1994.

(b) The names of each director elected at this Annual Meeting are as follows:

      Edward L. Hutton             James A. Cunningham
      James H. Devlin              Charles H. Erhart, Jr.
      Joel F. Gemunder             J. Peter Grace
      William R. Griffin           Anthony C. Hutton
      Thomas C. Hutton             Jon D. Krahulik
      Sandra E. Laney              Kevin J. McNamara
      John M. Mount                Timothy S. O'Toole
      D. Walter Robbins, Jr.       Paul C. Voet
      Hugh A. Westbrook

(c) The Stockholders then ratified the selection by the Board of Directors of Price Waterhouse as independent accountants for the Company and its consolidated subsidiaries for the year 1994. 8,782,186 votes were cast in favor of the proposal, 19,947 votes were cast against it, 86,712 votes abstained.

      With respect to the election of directors, the number of votes cast for each nominee was as follows:

                                              Votes         Votes
                              Votes For       Against       Withheld
                              ---------       -------       --------
      E.L. Hutton             8,852,565       36,280        13,600
      J.A. Cunningham         8,863,120       25,725         3,045
      J.H. Devlin             8,860,465       28,380         5,700
      C.H. Erhart, Jr.        8,849,191       39,654        16,974
      J.F. Gemunder           8,860,230       28,615         5,935
      J.P. Grace              8,832,660       56,185        33,505
      W.R. Griffin            8,860,659       28,186         5,506
      A.C. Hutton             8,855,986       32,859        10,179
      T.C. Hutton             8,854,770       34,075        11,395
      J.D. Krahulik           8,856,016       32,829        10,149
      S.E. Laney              8,856,808       32,037         9,357
      K.J. McNamara           8,860,744       28,101         5,421
      J.M. Mount              8,861,240       27,605         4,925
      T.S. O'Toole            8,861,761       27,084         4,404
      D.W. Robbins, Jr.       8,845,893       42,952        20,272
      P.C. Voet               8,861,700       27,145         4,465
      H.A. Westbrook          8,863,496       25,349         2,669

Item 6.  Exhibits and Reports on Form 8-K
          --------------------------------
(a)   Exhibits
      --------

      Exhibit    SK 601                                     Page
        No.      Ref. No.     Description                   No.
      -------    --------     ------------------            ----------
           1     (11)         Statement re:
                              Computation of Per
                              Share Earnings                E-1 - E-3

           2     (27)         Financial Data
                              Schedule                      E-4

(b)   Reports on Form 8-K - None.
      ---------------------------

                                  SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           Chemed Corporation
                                          -------------------------
                                             (Registrant)



Dated:  August 11, 1994               By   Kevin J. McNamara
        ----------------------           -------------------------
                                           Kevin J. McNamara
                                           President


Dated:  August 11, 1994               By   Arthur V. Tucker
        ----------------------           -------------------------
                                           Arthur V. Tucker
                                           Vice President and
                                           Controller (Principal
                                           Accounting Officer)