Form 10-Q
period 1994-09-30
CHEMED CORP
filed 1994-11-10
CIK 19584

- -------------------------------------------------------------------
- -------------------------------------------------------------------
                                         FORM 10-Q
                            SECURITIES AND EXCHANGE COMMISSION
                                  Washington, D.C. 20549

                        Quarterly Report Under Section 13 or 15 (d)
                          of the Securities Exchange Act of 1934

For Quarter Ended September 30, 1994

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


Class                         Amount                        Date

Capital Stock                 9,888,300 Shares              October 31, 1994
$1 Par Value
- -------------------------------------------------------------------
- -------------------------------------------------------------------

                            CHEMED CORPORATION AND
                             SUBSIDIARY COMPANIES



                                     Index

                                                            Page No.
PART I.    FINANCIAL INFORMATION:

  Item 1.  Financial Statements
        Consolidated Balance Sheet -
           September 30, 1994 and
           December 31, 1993                                            3

        Consolidated Statement of Income -
           Three months and nine months ended
           September 30, 1994 and 1993                                  4

        Consolidated Statement of Cash Flows
           Nine months ended
           September 30, 1994 and 1993                                  5

        Notes to Unaudited Financial Statements                     6 - 9


  Item 2.  Management's Discussion and Analysis of
              Financial Condition and Results of
               Operations                                         10 - 16

PART II.   OTHER INFORMATION                                           17

                               PART I. FINANCIAL INFORMATION
                               Item 1. Financial Statements
                        CHEMED CORPORATION AND SUBSIDIARY COMPANIES
                                CONSOLIDATED BALANCE SHEET
                      (in thousands except share and per share data)
                                         UNAUDITED

                                                                  September 30,  December 31,
                                                                     1994           1993
                                                                  -------------  ------------

ASSETS
Current assets
   Cash and cash equivalents                                      $   15,699   $   14,615
   Marketable securities                                               2,073        1,200
   Accounts receivable, less allowances of $2,666 (1993 - $2,391)     80,012       58,350
   Current portion of note receivable                                  5,479        5,627
   Inventories
      Raw materials                                                    5,871        6,977
      Finished goods and general merchandise                          51,277       47,768
   Other current assets                                               12,939       10,677
                                                                  ----------   ----------
        Total current assets                                         173,350      145,214
Investment in affiliate                                               27,769       30,656
Other investments                                                     45,308       37,657
Note receivable                                                        5,455       10,413
Properties and equipment, at cost less accumulated
   depreciation of $38,479 (1993 - $33,952)                           76,736       70,758
Identifiable intangible assets less accumulated amortization
   of $1,660 (1993 - $884)                                            21,460       22,166
Goodwill less accumulated amortization of $16,516 (1993 - $14,073)   113,198       94,867
Other assets                                                          18,495       18,522
                                                                  ----------   ----------
        Total Assets                                              $  481,771   $  430,253
                                                                  ==========   ==========
LIABILITIES
Current liabilities
   Accounts payable                                               $   29,829   $   24,124
   Bank notes and loans payable                                       30,000       25,000
   Current portion of long-term debt                                   6,218        5,688
   Income taxes                                                       18,052       20,448
   Deferred contract revenue                                          22,915       23,783
   Other current liabilities                                          37,915       28,606
                                                                  ----------   ----------
        Total current liabilities                                    144,929      127,649
Deferred income taxes                                                  1,758          374
Long-term debt                                                       108,072       98,059
Other liabilities and deferred income                                 40,582       35,009
Minority interest                                                     34,942       32,011
                                                                  ----------   ----------
        Total Liabilities                                            330,283      293,102
                                                                  ----------   ----------
STOCKHOLDERS' EQUITY
Capital stock-authorized 15,000,000 shares $1 par;
   issued 12,366,785 (1993 - 12,087,894) shares                       12,367       12,088
Paid-in capital                                                      138,674      132,095
Retained earnings                                                    103,568       99,851
Unrealized appreciation on investments                                 6,895            -
Treasury stock - 2,479,679 (1993 - 2,289,120) shares, at cost        (70,405)     (63,914)
Unearned compensation - ESOPs                                        (39,611)     (42,969)
                                                                  ----------   ----------
        Total Stockholders' Equity                                   151,488      137,151
                                                                  ----------   ----------
        Total Liabilities and Stockholders' Equity                $  481,771   $  430,253
                                                                  ==========   ==========

                 See accompanying notes to unaudited financial statements.

                        CHEMED CORPORATION AND SUBSIDIARY COMPANIES
                             CONSOLIDATED STATEMENT OF INCOME
                                         UNAUDITED
                           (in thousands except per share data)

                                            Three Months Ended         Nine Months Ended
                                               September 30,             September 30,
                                            --------------------     ---------------------
                                              1994        1993         1994        1993
                                            --------    --------     --------    ---------
Continuing Operations
   Sales                                    $124,962    $103,510     $359,288    $298,753
Service revenues                              41,127      36,314      120,254      88,831
                                            ---------   ---------    ---------   ---------
         Total sales and service revenues    166,089     139,824      479,542     387,584
                                            ---------   ---------    ---------   ---------
Cost of goods sold                            85,613      71,470      244,178     205,734
   Cost of services provided                  25,254      22,636       75,061      51,980
   Selling and marketing expenses             24,604      22,835       72,218      67,035
   General and administrative expenses        19,914      13,513       59,862      40,106
   Depreciation                                2,651       2,284        8,034       6,451
   Nonrecurring expenses                       1,705           -        1,705           -
                                            ---------   ---------    ---------   ---------
         Total costs and expenses            159,741     132,738      461,058     371,306
                                            ---------   ---------    ---------   ---------
   Income from operations                      6,348       7,086       18,484      16,278
   Interest expense                           (2,304)     (2,311)      (6,518)     (6,842)
   Other income, net                           2,640       1,974       14,930      11,623
                                            ---------   ---------    ---------   ---------
      Income before income taxes, equity
         earnings and minority interest        6,684       6,749       26,896      21,059
   Income taxes                               (2,287)     (2,230)     (10,676)     (6,956)
   Equity in earnings of affiliate               413         689        1,720       1,646
   Minority interest in earnings of
      subsidiaries                            (1,187)     (1,050)      (2,959)     (2,649)
                                            ---------   ---------    ---------   ---------
      Income from continuing operations        3,623       4,158       14,981      13,100
Discontinued Operations                        1,471           -        3,807         687
                                            ---------   ---------    ---------   ---------
      Income before cumulative effect of a
         change in accounting principle        5,094       4,158       18,788      13,787
Cumulative effect of a change
   in accounting principle                         -           -            -       1,651
                                            ---------   ---------    ---------   ---------
Net Income                                  $  5,094    $  4,158     $ 18,788    $ 15,438
                                            =========   =========    =========   =========
Earnings Per Common Share
   Income from continuing operations        $    .37    $    .43     $   1.52    $   1.34
                                            =========   =========    =========   =========
   Income before cumulative effect of a
      change in accounting principle        $    .52    $    .43     $   1.91    $   1.41
                                            =========   =========    =========   =========

   Net income                               $    .52    $    .43     $   1.91    $   1.58
                                            =========   =========    =========   =========
   Average Number of Shares Outstanding        9,867       9,781        9,846       9,773
                                            =========   =========    =========   =========
Cash Dividends Paid Per Share               $    .51    $    .50     $   1.53    $   1.50
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

                        CHEMED CORPORATION AND SUBSIDIARY COMPANIES
                           CONSOLIDATED STATEMENT OF CASH FLOWS
                                         UNAUDITED
                                      (in thousands)

                                                                       Nine Months Ended
                                                                         September 30,
                                                                     -----------------------
<F1>
                                                                        1994        1993*
                                                                     ---------   ---------

Cash Flows From Operating Activities
   Net income                                                        $ 18,788    $ 15,438
   Adjustments to reconcile net income to net cash
      provided by operating activities:
         Depreciation and amortization                                 11,816       9,828
         Gains on sale of investments                                 (10,235)     (6,023)
         Discontinued operations                                       (3,807)       (687)
         Purchase of trading securities                                (2,000)          -
         Minority interest in earnings of subsidiaries                  2,959       2,649
         Proceeds from sale of trading securities                       1,041           -
         Provision for uncollectible accounts receivable                1,210       1,413
         Provision for deferred income taxes                             (603)        789
         Cumulative effect of a change in
           accounting principle                                             -      (1,651)
         Changes in operating assets and liabilities,
           excluding amounts acquired in business combinations
              Increase in accounts receivable                         (10,992)     (3,279)
              Increase in inventories and other current assets         (3,408)     (1,596)
              Increase in accounts payable,
                deferred contract revenue and other
                current liabilities                                     8,982       4,530
              Increase/(decrease) in income taxes                       2,210      (2,628)
         Other - net                                                   (1,514)     (3,435)
                                                                     ---------   ---------
      Net cash provided by operating activities                        14,447      15,348
                                                                     ---------   ---------
Cash Flows From Investing Activities
   Business combinations, net of cash acquired                        (17,199)    (21,057)
   Proceeds from sale of investments                                   16,788       7,947
   Capital expenditures                                               (14,485)     (9,375)
   Net proceeds from sale of discontinued operations                    2,554       3,500
   Purchase of investments                                               (453)     (3,836)
   Proceeds from sale of marketable securities                              -      67,962
   Purchase of marketable securities                                        -     (47,114)
   Other - net                                                          1,818         442
                                                                     ---------   ---------
      Net cash used by investing activities                           (10,977)     (1,531)
                                                                     ---------   ---------
Cash Flows From Financing Activities
   Dividends paid                                                     (15,071)    (14,664)
   Proceeds from issuance of long-term debt                            10,000           -
   Issuance of capital stock                                            7,524       2,992
   Purchase of treasury stock                                          (6,491)     (2,715)
   Proceeds from issuance of bank notes and loans payable               5,000           -
   Repayment of long-term debt                                         (3,592)       (304)
   Other - net                                                            244        (412)
                                                                     ---------   ---------
      Net cash used by financing activities                            (2,386)    (15,103)
                                                                     ---------   ---------
Increase/(Decrease) In Cash And Cash Equivalents                        1,084      (1,286)
Cash and cash equivalents at beginning of period                       14,615      14,527
                                                                     ---------   ---------
Cash and cash equivalents at end of period                           $ 15,699    $ 13,241
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

3. Equity in earnings of affiliate represents Chemed's aftertax share of the net income of Omnicare, Inc. ("Omnicare"), a public company operating in the health care industry whose stock is traded on the New York Stock Exchange. At
    September 30, 1994, the Company's investment in Omnicare of $27,769,000 was $3,109,000 in excess of its 21% equity interest ($3,451,000 at December 31, 1993). The market value of the Company's investment at September 30, 1994, based on that day's closing market price of $40 1/8, was $92,169,000. Chemed received cash dividends totaling $325,000 during the first nine months of 1994 (1993 - $305,000).

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

    During the third quarter of 1994 Omnicare incurred one-time expenses of $1,860,000 aftertax primarily in conjunction with a pooling-of-interests acquisition completed in September 1994. Chemed's aftertax share of these expenses totals $352,000 ($.04 per share).

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

    During the second quarter of 1994 the Company recorded an adjustment to the purchase price of Encore Services Systems, Inc. ("Encore") to recognize the accrual of a $3,800,000 contingent payment due in June 1996. The present value of this payment, $3,315,000, was recorded as increases to goodwill and other noncurrent liabilities.

    The aggregate purchase price of Patient Care and other purchase business combinations has been allocated as follows
    (in thousands):

       Working capital                                $  9,717
       Goodwill                                         20,986
       Long-term debt                                   (7,493)
       Other assets and liabilities - net                2,362
                                                      ----------
       Total net assets                                 25,572
       Less:  cash and cash
          equivalents acquired                            (182)
       Less:  deferred payments                         (7,691)
       Less:  capital stock issued                        (500)
                                                      ----------
           Net cash used                              $ 17,199
                                                      ==========

    These acquisitions did not materially impact income before cumulative effect of a change in accounting principle for 1993 or 1994. In conjunction with the purchase of Patient Care, an application for the transfer of ownership of one region of Patient Care has been made with a state regulatory agency and final approval is expected to be received during November 1994.

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

    As a result of adopting SFAS 115, investments in debt and marketable equity instruments are recorded at their fair value at September 30, 1994 and nonmarketable equity investments are recorded at cost. Such investments at December 31, 1993 were recorded at amortized cost.

    In computing realized gains or losses on the sale of investments, the Company uses the "specific identification" method to determine the cost of investments sold.

6. On March 4, 1994, the Company entered into a $10,000,000 term loan agreement ("Agreement") with Fifth Third Bank. The interest rate is variable and is based on current market conditions, or at the option of the Company, the rate may be fixed based on a stipulated formula. The loan matures on March 4, 1999 and may be prepaid without penalty. The current variable interest rate is 6.4%

7. As a result of reevaluating the adequacy of accrued liabilities related to operations discontinued and sold in the second quarter of 1991, the Company recorded aftertax gains of $2,336,000 ($.24 per share) and $1,471,000 ($.15 per share), from the resolution of various tax and other issues during the second and third quarters of 1994, respectively.

8. Nonrecurring expenses of $1,705,000 ($1,107,000 aftertax or $.11 per share) were recorded in the third quarter of 1994 as the result of downsizing staffs at various locations and refocussing marketing efforts at Veratex.

9. During the third quarter of 1994, the Company recorded a favorable adjustment of $208,000 to its income tax provision. This amount represents the cumulative adjustment for the period December 1992 through June 1994 arising from the Company's retroactive election in September 1994 relative to the amortization of intangible assets under the federal tax law changes enacted in August 1993.

                 Item 2. Management's Discussion and Analysis
               of Financial Condition and Results of Operations


Financial Condition
- -------------------

            Increases in accounts receivable, goodwill and accounts payable from recorded amounts at December 31, 1993 to balances as of September 30, 1994 are primarily attributable to the Company's acquisition of Patient Care Inc. ("Patient Care") effective
January 1, 1994. In addition, goodwill was increased in 1994 by the accrual of a $3,315,000 contingent payment due in June 1996 relative to the July 1993 acquisition of Encore Service Systems Inc. ("Encore"). The increase in other investments from $37,657,000 at December 31, 1993 to $45,308,000 at
September 30, 1994 is primarily attributable to the Company's adoption of Statement of Financial Standards No. 115 ("SFAS 115") effective January 1, 1994. Such investments are classified as "available for sale" and include $10,447,000 of unrealized appreciation on debt and marketable equity investments at September 30, 1994. The aftertax impact of this unrealized gain is included in stockholders' equity and amounts to $6,895,000 at September 30, 1994.

            Increases in other current liabilities and other liabilities and deferred income as of September 30, 1994 versus balances at December 31, 1993 are primarily attributable to the recording of deferred payments for the purchase of Patient Care in January 1994. The current portion of these payments included in other current liabilities amounts to $1,856,000 at September 30, 1994 and the non-current portion amounts to $2,520,000. Also impacting deferred income and other liabilities was the previously mentioned accrual of a contingent payment relative to the acquisition of Encore.

            At September 30, 1994 Chemed had approximately $31,750,000 of unused lines of credit with various banks. To assist with financing the purchase of Patient Care, the Company entered into a credit agreement with the Fifth Third Bank of Cincinnati, Ohio in March 1994 to borrow $10,000,000 for a period of five years. Management believes that the Company's lines of credit, along with cash generated from operating activities and periodic sales of investments, will be sufficient to meet the Company's anticipated financing requirements.

Results of Operations
- ---------------------

            Sales and service revenues and operating profit from continuing operations by business segment follow (in thousands):

                            Three Months Ended     Nine Months Ended
                               September 30,         September 30,
                            -------------------   -----------------
                              1994      1993        1994      1993
                            -------   --------    --------  -------
Sales and Service
     Revenues
- -----------------
National Sanitary Supply    $ 81,232  $ 78,598    $229,667  $223,226
Roto-Rooter                   43,057    38,290     126,493    94,691
Veratex                       24,068    22,936      72,965    69,667
Patient Care                  17,732         -      50,417         -
                            --------   -------    --------  --------
  Total                     $166,089  $139,824    $479,542  $387,584
                            ========  ========    ========  ========
Operating Profit
- ----------------
National Sanitary Supply    $  3,184  $  3,032    $  7,108  $  6,615
Roto-Rooter                    4,199     3,706      11,202     9,649
<F2>
Veratex                          720*    1,581       4,105*    4,343
Patient Care                     732         -       1,769         -
                            --------   -------    --------  --------
  Total                     $  8,835  $  8,319    $ 24,184  $ 20,607
                            ========  ========    ========  ========
__________________
<F2>
*  Includes $648,000 of nonrecurring charges during the third quarter of 1994.

   Data relating to (a) growth in sales and service revenues and
(b) operating profit as a percent of sales and service revenues for each segment are set forth below:

                               Sales and           Operating Profit
                            Service Revenues       as a % of Sales
                               % Increase         (Operating Margin)
                            ----------------      -------------------
                             1994 vs. 1993          1994      1993
                            ----------------      --------  ---------
Three Months Ended
   September 30,
- ------------------
National Sanitary Supply           3%                3.9%      3.9%
Roto-Rooter                       12                 9.8       9.7
Veratex                            5                 3.0       6.9
Patient Care                    n.a.                 4.1      n.a.
   Total                          19                 5.3       5.9

Nine Months Ended
  September 30,
- ------------------
National Sanitary Supply           3%                3.1%      3.0%
Roto-Rooter                       34                 8.9      10.2
Veratex                            5                 5.6       6.2
Patient Care                    n.a.                 3.5      n.a.
   Total                          24                 5.0       5.3

Third Quarter 1994 Versus Third Quarter 1993
- ----------------------------------------------

            Net sales of the National Sanitary Supply segment for the third quarter of 1994 totaled $81,232,000, an increase of 3% over sales recorded during the third quarter of 1993. This sales growth included sales gains in many locations throughout the United States, including the large Southern California market. The operating margin of this segment was 3.9% during 1994 and 1993.

            Sales and service revenues of the Roto-Rooter segment for the third quarter of 1994 totaled $43,057,000, an increase of 12% over the $38,290,000 recorded for the third quarter of 1993. Plumbing revenues for the third quarter of 1994, which account for approximately one-fifth of total revenues, increased 18% over amounts recorded during the comparable quarter of 1993. Most of the remainder of this revenue increase was accounted for by Roto-Rooter's sewer and drain cleaning business. The operating profit margin of the Roto-Rooter segment improved from 9.7% during the third quarter of 1993 to 9.8% during the third quarter of 1994. This increase in operating margin was attributable to a decline in insurance costs as a percent of sales and service revenues in 1994, offset partially by higher material costs (as a percent of revenues) in Roto-Rooter's plumbing and service contract businesses.

            Sales of the Veratex segment increased from $22,936,000 during the third quarter of 1993 to $24,068,000 during the third quarter of 1994, an increase of 5%. The operating margin of Veratex declined from 6.9% during the third quarter of 1993 to 3.0% during the third quarter of 1994. Included in 1994's results are nonrecurring charges aggregating $648,000 for the cost of staff reductions and refocussing marketing efforts at Veratex. Excluding these charges, the operating margin during the third quarter of 1994 was 5.7%. In addition, these actions are expected to generate approximately $730,000 of cost savings annually and improve Veratex's profit performance.

            Sales of the Patient Care segment acquired in January 1994, for the third quarter of 1994 totaled $17,732,000, an increase of 29% over the sales Patient Care recorded during the third quarter of 1993. Patient Care contributed $732,000 to Chemed's operating profit in the third quarter of 1994.

            Total sales and service revenues increased 19% from $139,824,000 during the third quarter of 1993 to $166,089,000 during the third quarter of 1994. Excluding the sales of Encore, acquired in July of 1993, and of Patient Care, acquired in January of 1994, sales and service revenues for the third quarter of 1994 increased 6% over amounts recorded in 1993's third quarter. The total operating margin declined from 5.9% during the third quarter of 1994 to 5.3% during the third quarter of 1994 primarily as a result of the nonrecurring charges recorded by Veratex during the third quarter of 1994.

            Income from operations declined from $7,086,000 during the third quarter of 1993 to $6,348,000 during the third quarter of 1994, as a result of $1,705,000 nonrecurring charges recorded at Veratex and Chemed headquarters, offset partially by the acquisition of Patient Care.

            Other income for the third quarter of 1994 totaled $2,640,000 as compared with $1,974,000 for the third quarter of 1993. This increase was primarily attributable to larger gains on the sales of investments in the 1994 quarter. During the third quarter of 1994 the Company realized pretax gains on the sales of investments aggregating $1,119,000 as compared with realized gains of $247,000 during the 1993 quarter.

            During the third quarter of 1994 the Company's effective income tax rate was 34.2% as compared with 33.0% during the comparable period of 1993. The higher rate in 1994 was primarily attributable to a higher effective state and local rate in 1994 and a lower ESOP dividend tax deduction in 1994 as compared with 1993, partially offset by a favorable adjustment to deferred taxes in 1994 relating to the amortization of intangibles.

            Chemed's share of the earnings of Omnicare, a 21%-owned affiliate, declined from $689,000 in the third quarter of 1993 to $413,000 in the third quarter of 1994. This decline was attributable to Omnicare's incurring one-time expenses totaling $1,860,000 aftertax during the third quarter of 1994, in conjunction with a pooling-of-interests acquisition in September 1994. Chemed's aftertax share of these expenses totals $352,000 ($.04 per Chemed share).

            Chemed's income from continuing operations declined from $4,158,000 ($.43 per share) during the third quarter of 1993 to $3,623,000 ($.37 per share) during the third quarter of 1994. Earnings for the third quarter of 1994 include a $1,107,000 aftertax charge ($.11 per share) for nonrecurring expenses plus a reduction of $352,000 aftertax ($.04 per share) in Chemed's equity earnings of Omnicare related to one-time expenses incurred by Omnicare. In addition, earnings for 1994 include aftertax gains aggregating $735,000 ($.08 per share) from the sales of several of the Company's investments during the third quarter of 1994. During the third quarter of 1993 the Company recorded an aftertax gain of $152,000 ($.02 per share) from the sales of investments. Excluding these nonrecurring charges, one-time expenses and investment gains, income from continuing operations for the third quarter of 1994 increased 8.5% to $4,347,000 ($.44 per share) as compared with $4,006,000 ($.41 per share) in the third quarter of 1993. Furthermore, it is expected that the downsizings of staffs which took place during the third quarter of 1994 will generate annual cost savings of approximately $770,000 aftertax ($.08 per share).

            Net income for 1994's third quarter totaled $5,094,000 ($.52 per share) as compared with $4,158,000 ($.43 per share) for the third quarter of 1993, an increase of 23%. Net income for the third quarter of 1994 included favorable accrual adjustments relative to operations discontinued in 1991 amounting to $1,471,000 ($.15 per share). Given the long-term nature of these accruals, it is likely that additional adjustments may be necessary.

Nine Months Ended September 30, 1994 Versus September 30, 1993
- --------------------------------------------------------------

            The National Sanitary Supply segment recorded sales of $229,667,000 during the first nine months of 1994, an increase of 3% over amounts recorded over the comparable period of 1993. National Sanitary's operating margin improved slightly from 3.0% during the first nine months of 1993 to 3.1% during the comparable period of 1994.

            Sales and service revenues of the Roto-Rooter segment for the first nine months of 1994 increased by 34% as compared with amounts recorded during the first nine months of 1993. Excluding the sales of Encore, this sales growth would have been 13%. This segment's operating margin declined from 10.2% during the first nine months of 1993 to 8.9% during the first nine months of 1994. This decline was attributable to lower margins in Roto-Rooter's service contract business primarily due to the Encore acquisition, which as expected, has lower margins than those achieved in Roto-Rooter's other repair and maintenance business, and to higher material and labor costs as a percent of revenues. It is expected that the future consolidation of the purchasing functions of Encore and the existing service contract business will help lower material costs. In addition, partially offsetting this decline was an improvement in insurance claims experience which had a favorable impact of 1.5% points on Roto-Rooter's operating margin.

            The Veratex segment recorded sales of $72,965,000 during the first nine months of 1994, an increase of 5% over sales during the first nine months of 1993. The operating profit margin of Veratex declined from 6.2% during the first nine months of 1993 to 5.6% during the first nine months of 1994, primarily as a result of the aforementioned nonrecurring charges.
Excluding these nonrecurring charges, Veratex's operating margin for the 1994 period was 6.5%.

            The Patient Care segment contributed $50,417,000 and $1,769,000 to sales and operating profit, respectively, during the first nine months of 1994. Compared with its 1993 first nine months results, Patient Care sales increased 30% during the first nine months of 1994.

            On a consolidated basis, Chemed sales and service revenues for the first nine months of 1994 increased 24% over amounts recorded during the first nine months of 1993. Excluding the sales of Encore and Patient Care, sales for the first nine months of 1994 increased by 6% over amounts recorded during the first nine months of 1993. The total operating margin of Chemed declined slightly from 5.3% during the first nine months of 1993 to 5.0% during first nine months of 1994.

            Income from operations increased from $16,278,000 during the first nine months of 1993 to $18,484,000 during the first nine months of 1994, as a result of the acquisitions of Patient Care and Encore, partially offset by previously mentioned nonrecurring expenses ($1,705,000) in 1994.

            Other income for the first nine months of 1994 totaled $14,930,000 as compared with $11,623,000 during the first nine months of 1993. This increase was attributable to larger realized gains on the sales of portions of the Company's investments in the first nine months of 1994 versus investment gains recorded during the first nine months of 1993 ($10,235,000 in 1994 versus $6,023,000 in 1993), partially offset by lower interest income (due primarily to lower interest rates on cash and cash equivalents and marketable securities in 1994).

            For the first nine months of 1994 the Company's effective income tax rate was 39.7% as compared with 33.0% during the comparable period of 1993. The higher rate in 1994 was attributable primarily to: (a) a lower ESOP tax credit (as a percent of pretax income) in the 1994 period; (b) a lower tax basis (versus book basis) on investments sold in 1994; (c) lower favorable tax adjustments in 1994 versus those recorded in the first nine months of 1993; and, (d) an adjustment to increase the deferred income tax provision relative to the Company's share of Omnicare's unremitted earnings, as a result of a change of the estimated tax rate.

            Chemed's share of the earnings of Omnicare increased from $1,646,000 during the first nine months of 1993 to $1,720,000 during the first nine months of 1994. Excluding
Chemed's share of Omnicare's one-time expenses, Chemed's share of Omnicare's earnings in the 1994 period would have been $2,072,000.

            Chemed's income from continuing operations increased from $13,100,000 ($1.34 per share) during the first nine months of 1993 to $14,981,000 ($1.52 per share) during the first nine months of 1994. Earnings for the nine month periods included aftertax gains of $5,684,000, or $.58 per share, and $3,865,000 or $.40 per share, in 1994 and 1993, respectively, from the sale of a portion of the Company's investments during the periods. Excluding the previously mentioned nonrecurring charges and one-time expenses as well as the investment gains, income from continuing operations increased 16.5% from $9,235,000 ($.94 per share) during the first nine months of 1993 to $10,756,000 ($1.09 per share) in the comparable period of 1994.

            Net income for 1994's first nine months totaled $18,788,000 ($1.91 per share) as compared with $15,438,000 ($1.58 per share) for the first nine months of 1993. Net income for the first nine months of 1994 and 1993 included favorable adjustments relative to discontinued operations amounting to $3,807,000 ($.39 per share) and $687,000 ($.07 per share), respectively. In addition, effective January 1, 1993 the Company recorded an aftertax gain of $1,651,000 ($.17 per share) from the adoption of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes."

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


                                           Chemed Corporation
                                          -------------------------
                                             (Registrant)



Dated:  November 11, 1994             By   Naomi C. Dallob
        ----------------------           -------------------------
                                           Naomi C. Dallob
                                           Vice President and
                                           Secretary

Dated:  November 11, 1994             By   Arthur V. Tucker
        ----------------------           -------------------------
                                           Arthur V. Tucker
                                           Vice President and
                                           Controller (Principal
                                           Accounting Officer)