Form 10-K405
period 1994-12-31
CHEMED CORP
filed 1995-03-28
CIK 19584

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ______________________

                                   FORM 10-K

               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
[X]                  THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 1994

                                       or

           Transition Report Pursuant to Section 13 or 15(d) of the
[ ]           Securities Exchange Act of 1934 (No Fee Required)

        For the Transition period from _______________ to ______________

                        Commission File Number:  1-8351

                               CHEMED CORPORATION
             (Exact name of registrant as specified in its charter)

              DELAWARE                                  31-0791746
       (State or other jurisdiction of                (I.R.S. Employer
      incorporation or organization)                Identification Number)

    2600 Chemed Center, 255 East Fifth Street, Cincinnati, Ohio  45202-4726
          (Address of principal executive offices)          (Zip Code)

                                 (513) 762-6900
              (Registrant's telephone number, including area code)

          Securities registered pursuant to Section 12(b) of the Act:

                                                    Name of each exchange
        Title of each class                         on which registered
        -------------------                         ---------------------
 Capital Stock - Par Value $1 Per Share             New York Stock Exchange

       Securities registered pursuant to Section 12(g) of the Act:  None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X   No    .
                                               ---     ---
    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.   X
                              ---
    The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing price of said stock on the New York Stock Exchange - Composite Transaction Listing on March 20, 1995 ($31.875 per share), was $308,650,210.

    At March 20, 1995, 9,932,148 shares of Chemed Corporation Capital Stock (par value $1 per share) were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

      DOCUMENT                                              WHERE INCORPORATED
      --------                                              ------------------
 1994 Annual Report to Stockholders (Specified Portions)    Parts I, II and IV
 Proxy Statement for Annual Meeting                         Part III
 to be held May 15, 1995.

                               CHEMED CORPORATION

                          1994 FORM 10-K ANNUAL REPORT

                               TABLE OF CONTENTS


                                                                            PAGE

                                     PART I

Item 1.  Business.............................................................1
Item 2.  Properties...........................................................4
Item 3.  Legal Proceedings....................................................7
Item 4.  Submission of Matters to a Vote of Security Holders..................7
- --       Executive Officers of the Registrant.................................7


                                    PART II

Item 5.  Market for the Registrant's Common Equity and Related
         Stockholder Matters..................................................8
Item 6.  Selected Financial Data..............................................8
Item 7.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations..................................9
Item 8.  Financial Statements and Supplementary Data..........................9
Item 9.  Changes in and Disagreements with Accountants on
         Accounting and Financial Disclosure..................................9


                                    PART III

Item 10. Directors and Executive Officers of the Registrant...................9
Item 11. Executive Compensation...............................................9
Item 12. Security Ownership of Certain Beneficial Owners and
         Management...........................................................9
Item 13. Certain Relationships and Related Transactions.......................9


                                    PART IV

Item 14. Exhibits, Financial Statement Schedule and Reports
         on Form 8-K..........................................................9

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

    On March 10, 1982, the Company transferred to Dearborn Chemical Company, a wholly owned subsidiary of the Company, the business and assets of the Company's Dearborn Group, including the stock of certain subsidiaries within the Dearborn Group, plus $185 million in cash, and Dearborn Chemical Company assumed the Dearborn Group's liabilities. Thereafter, on March 10, 1982 the Company transferred all of the stock of Dearborn Chemical Company to Grace in exchange for 16,740,802 shares of the capital stock of the Company owned by Grace with the result that Grace no longer has any ownership interest in the Company.

    On December 31, 1986, the Company completed the sale of substantially all of the business and assets of Vestal Laboratories, Inc., a wholly owned subsidiary ("Vestal"). The Company received cash payments aggregating approximately $67.4 million over the four-year period following the closing, the substantial portion of which was received on December 31, 1986.

    On April 2, 1991, the Company completed the sale of DuBois Chemicals, Inc. ("DuBois"), a wholly owned subsidiary, to the Diversey Corporation ("Diversey"), a subsidiary of The Molson Companies Ltd. Under the terms of the sale, Diversey agreed to pay the Company net cash payments aggregating $223,386,000, including deferred payments aggregating $32,432,000. As of December 31, 1994, the Company had received cash payments totaling $209,738,000.

    On December 21, 1992, the Company acquired The Veratex Corporation and related businesses ("Veratex Group") from Omnicare, Inc., a publicly traded company in which Chemed currently maintains a 5.8%-ownership interest. The purchase price was $62,120,000 in cash paid at closing, plus a post-closing payment of $1,514,000 (paid in April 1993) based on the net assets of Veratex.

    Effective January 1, 1994, the Company acquired all the capital stock of Patient Care, Inc. ("Patient Care"), for cash payments aggregating $20,582,000, including deferred payments with a present value of $6,582,000, plus 17,500 shares of the Company's Capital Stock. Additional cash payments of up to $2,000,000 may be made, the amount being contingent upon the earnings of Patient Care.

    During 1994, the Company conducted its business operations in four segments: National Sanitary Supply Company ("National Sanitary Supply"), Roto-Rooter, Inc. ("Roto-Rooter"), Veratex Group ("Veratex") and Patient Care.


FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

    The required segment and geographic data for the Company's continuing operations (as described below) for the three years ended December 31, 1992, 1993 and 1994, are shown in the "Sales and Profit Statistics by Business Segment" and the "Additional Segment Data" on pages 32, 33 and 36 of the 1994 Annual Report to Stockholders and are incorporated herein by reference.

DESCRIPTION OF BUSINESS BY SEGMENT

    The information called for by this item is included within Note 1 of the Notes to Financial Statements appearing on page 23 of the 1994 Annual Report to Stockholders and is incorporated herein by reference.

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

RAW MATERIALS

    The principal raw materials needed for each active segment of Chemed's United States manufacturing operations are purchased from United States sources. No segment of Chemed experienced any material raw material shortages during 1994, although such shortages may occur in the future. Products manufactured and sold by Chemed's active business segments generally may be reformulated to avoid the adverse impact of a specific raw material shortage.

PATENTS, SERVICE MARKS AND LICENSES

    The Roto-Rooter(R) trademark and service mark have been used and advertised since 1935 by Roto-Rooter Corporation, a wholly owned subsidiary of Roto-Rooter, Inc., a 59%-owned subsidiary of the Company. The Roto-Rooter(R) marks are among the most highly recognized trademarks and service marks in the United States. Chemed considers the Roto-Rooter(R) marks to be a valuable asset and a significant factor in the marketing of Roto-Rooter's franchises, products and services and the products and services provided by its franchisees.

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

    Federal, state and local governmental agencies accounted for approximately 6 percent of National Sanitary Supply's total sales for 1994. These sales are attributable to over 4,000 different agencies whose purchasing decisions are made separately. While it is believed that the loss of the sales to these agencies in the aggregate would be material, the decentralized purchasing decisions make the loss of a significant number of such accounts at any given time unlikely. National Sanitary Supply also had sales to one customer, Sonic Corporation, which comprised approximately 14 percent of sales in 1994. This customer is a fast-food restaurant chain consisting of approximately 1,250 franchises and 150 company-owned restaurants. Sales to this customer consisted primarily of low-margin food-service products such as paper napkins, plates and cups. Other than sales to the aforementioned entities, no one customer accounts for more than two percent of net sales.

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

                                  PATIENT CARE

    The home healthcare services industry and, in particular, the nursing and personal care segment is highly competitive. Patient Care competes with numerous local, regional and national home healthcare services companies. Patient Care competes on the basis of quality, cost- effectiveness and its ability to service its referral base quickly throughout its regional markets.

    Patient Care has contracts with several customers, the loss of any one or more of which could have a material adverse effect on this segment.

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

    Capital expenditures for the purposes of complying with environmental laws and regulations during 1995 and 1996 with respect to continuing operations are not expected to be material in amount; there can be no assurance, however, that presently unforeseen legislative or enforcement actions will not require additional expenditures.

EMPLOYEES

    On December 31, 1994, Chemed had a total of 6,602 employees; 6,549 were located in the United States and 53 were in Canada.


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

    Location                  Type                     Owned                   Leased
    --------                  ----                     -----                   ------

                       NATIONAL SANITARY SUPPLY COMPANY
Los Angeles, CA     Office, manufacturing and     190,000 sq. ft.                   --
                    distribution center

Tempe, AZ           Office and distribution       69,000 sq. ft.                    --
                    center

San Francisco       Office and distribution                --                66,000 sq. ft.
(Area), CA          center

Denver, CO          Office and distribution                --                53,000 sq. ft.
                    center

Marion, IN          Office and distribution       30,000 sq. ft.                    --
                    center

Jackson, MS         Office and distribution                --                19,000 sq. ft.
                    center

Tupelo, MS          Office and distribution                --                33,000 sq. ft.
                    center

Kansas City, MO     Office and distribution                --                25,000 sq. ft.
                    center



    Location                  Type                     Owned             Leased
    --------                  ----                     -----             ------

                                                 (NATIONAL SANITARY SUPPLY COMPANY - CONTINUED)
St. Louis, MO             Office and distribution                             --                16,000 sq. ft.
                          center

Las Vegas, NV             Office and distribution                    24,000 sq. ft.                    --
                          center

Albuquerque, NM           Office and distribution                             --                 38,000 sq. ft.
                          center

Fairfield, OH             Office and distribution                             --                 38,000 sq. ft.
                          center

Toledo, OH                Office and distribution                             --                 65,000 sq. ft.
                          center

Oklahoma City,            Office and distribution                    14,000 sq. ft.              77,000 sq. ft.
OK                        center

Portland, OR              Office and distribution                    56,000 sq. ft.                    --
                          center

Memphis, TN               Office and distribution                             --                 66,000 sq. ft.
                          center

Knoxville, TN             Office and distribution                             --                 17,000 sq. ft.
                          center

Amarillo, TX              Office and distribution                             --                 25,000 sq. ft.
                          center

Beaumont, TX              Office and distribution                             --                 14,000 sq. ft.
                          center

Corpus Christi,           Office and distribution                             --                 58,000 sq. ft.
TX                        center

Dallas, TX                Office and distribution                    54,000 sq. ft.                    --
                          center

El Paso, TX               Office and distribution                    18,000 sq. ft.                    --
                          center

Houston, TX               Office and distribution                             --                102,000 sq. ft.
                          center

Laredo, TX                Office and distribution                             --                 10,000 sq. ft.
                          center

McAllen, TX               Office and distribution                             --                  9,000 sq. ft.
                          center

New Braunfels,            Office and distribution                             --                 54,000 sq. ft.
TX                        center

Salt Lake City,           Office and distribution                             --                 20,000 sq. ft.
UT                        center

Seattle, WA               Office and distribution                             --                 15,000 sq. ft.
                          center


    Location                  Type                                     Owned                     Leased
    --------                  ----                                     -----                     ------
                                                (NATIONAL SANITARY SUPPLY COMPANY - CONTINUED)
Branch Sales              Branch sales offices                        3,000 sq. ft.             184,000 sq. ft.
Offices (1)
                                                                     ROTO-ROOTER, INC.

Cincinnati, OH            Office and service                         19,000 sq. ft.              24,000 sq. ft.
                          facilities

West Des Moines           Office, manufacturing and                  29,000 sq. ft.                    --
IA                        distribution facilities

Northeastern              Office and service                         42,000 sq. ft.              21,000 sq. ft.
U.S. Area (2)             facilities

Central U.S.              Office and service                         36,000 sq. ft.              23,000 sq. ft.
Area (3)                  facilities

Mid-Atlantic              Office and service                         57,000 sq. ft.              87,000 sq. ft.
U.S. Area (4)             facilities

Western U.S.              Office and service                         19,000 sq. ft.              38,000 sq. ft.
Area (5)                  facilities

Canada (6)                Office and service                                  --                  7,000 sq. ft.
                          facilities

                                                                     VERATEX

Troy, MI                  Office and distribution                             --                 81,000 sq. ft.
                          center

Detroit, MI               Manufacturing facility                     64,000 sq. ft.                    --

Lexington, KY             Office and distribution                             --                157,000 sq. ft.
                          center

Lakeland, FL              Office, manufacturing and                           --                 76,000 sq. ft.
                          distribution center

Rialto, CA (7)            Office, manufacturing and                 132,000 sq. ft.                    --
                          distribution center

                                                                  PATIENT CARE

New Jersey (8)            Office                                              -                  55,000 sq. ft.

Connecticut (9)           Office                                              -                   7,000 sq. ft.

New York(10)              Office                                              -                  27,000 sq. ft.



                                                                    CORPORATE

CORPORATE (11)
- --------------
Cincinnati, OH            Corporate offices and                               --                 48,000 sq. ft.
                          related facilities


________________________





- ---------------
(1) Comprising forty-three separate branch sales offices located throughout the western, midwestern, and southwestern United States.

(2) Comprising locations in Baltimore and Jessup, Maryland; Stoughton and Woburn, Massachusetts; Stratford and Bloomfield, Connecticut; West Seneca, West Hempstead, Bayside and Hawthorne, New York; and Cranston, Rhode Island.

(3) Comprising locations in Atlanta, Georgia; Birmingham, Alabama; Charlotte, North Carolina; Hilliard and Cleveland, Ohio; Memphis and Nashville, Tennessee; Wilmerding, Pennsylvania; and St. Louis, Missouri.

(4) Comprising locations in Pennsauken and North Brunswick, New Jersey; Jacksonville, Medley, Pompano Beach, Ft. Myers, St. Petersburg, Boca Raton, Daytona Beach and Orlando, Florida; Virginia Beach and Fairfax, Virginia; Levittown, Pennsylvania; Raleigh, North Carolina; and Newark, Delaware.

(5) Comprising locations in Houston and San Antonio, Texas; Addison, Elk Grove Village and Posen, Illinois; Denver, Colorado; Honolulu, Hawaii; Minneapolis, Minnesota; Tacoma, Washington; and Phoenix, Arizona.

(6)  Comprising locations in Delta, British Columbia and Boucherville, Quebec.

(7) Excludes 36,000 square feet of office, manufacturing and warehouse facilities in Pomona, California that are sublet to an outside third party.

(8) Comprising locations in Camden, Englewood, Milburn, Princeton, Ridgewood, Somerville, Spring Lake, Trenton, Upper Montclair, Westfield, and West Orange, New Jersey.

(9)  Comprising locations in Greenwich, Hartford, and Madison, Connecticut.

(10) Comprising locations in Brooklyn, Manhattan, Queens, and Staten Island, New York.

(11) Excludes 93,000 square feet in current Cincinnati, Ohio office facilities that are sublet to outside parties - portions of this space may revert to the Company beginning 2000. Includes 38,000 square feet leased for the Company's corporate office facilities.

ITEM 3.  LEGAL PROCEEDINGS

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None.

EXECUTIVE OFFICERS OF THE COMPANY

       Name        Age            Office                          First Elected
- ------------------ --- ------------------------------------      ---------------
Edward L. Hutton   75   Chairman and Chief Executive Officer     November 3, 1993 (1)
Kevin J. McNamara  41   President                                August 2, 1994 (2)
Paul C. Voet       48   Executive Vice President                 May 20, 1991 (3)
Timothy S. O'Toole 39   Executive Vice President and             May 18, 1992 (4)
                                 Treasurer
Sandra E. Laney    51   Senior Vice President and Chief          November 3, 1993 (5)
                                 Administrative Officer
Arthur V. Tucker   45   Vice President and Controller            May 20, 1991 (6)

(1) Mr. E. L. Hutton is the Chairman and Chief Executive Officer of the Company and has held these positions since November 1993. Previously, from April 1970 to November 1993, Mr. E. L. Hutton held the positions of President and Chief Executive Officer of the Company. Mr. E. L. Hutton is the father of Mr. T. C. Hutton, a director and a Vice President of the Company.





(2) Mr. K. J. McNamara is President of the Company and has held this position since August 1994. Previously, he served as an Executive Vice President, Secretary and General Counsel of the Company, since November 1993, August 1986 and August 1986, respectively. He previously held the position of Vice President of the Company, from August 1986 to May 1992.

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

(5) Ms. S. E. Laney is Senior Vice President and the Chief Administrative Officer of the Company and has held these positions since November 1993 and May 1991, respectively. Previously, from May 1984 to November 1993, she held the position of Vice President of the Company.

(6) Mr. A. V. Tucker is a Vice President and Controller of the Company and has held these positions since February 1989. From May 1983 to February 1989, he held the position of Assistant Controller of the Company.

  Each executive officer holds office until the annual election at the next annual organizational meeting of the Board of Directors of the Company which is scheduled to be held on May 15, 1995.


                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS.

  The Company's Capital Stock (par value $1 per share) is traded on the New York Stock Exchange under the symbol CHE. The range of the high and low sale prices on the New York Stock Exchange and dividends paid per share for each quarter of 1993 and 1994 are set forth below.

                                                 Closing
                                                 -------
                                                                      Dividends Paid
                                        High                  Low        Per Share
           ----------------------------------------------------------------------------
           1994
           First Quarter                $34-3/4              $30-5/8        $.51
           Second Quarter                35-3/4               31-5/8         .51
           Third Quarter                 36                   32-1/2         .51
           Fourth Quarter                35-1/2               31             .51

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

  As of March 20, 1995, there were approximately 6,766 stockholders of record of the Company's Capital Stock. This number only includes stockholders of record and does not include stockholders with shares beneficially held for them in nominee name or within clearinghouse positions of brokers, banks or other institutions.

ITEM 6.  SELECTED FINANCIAL DATA.

  The information called for by this Item for the five years ended December 31, 1994 is set forth on pages 34 and 35 of the 1994 Annual Report to Stockholders and the information for each of the five years in the period ending December 31, 1994 is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

  The information called for by this Item is set forth on pages 37 through 40 of the 1994 Annual Report to Stockholders and is incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

  The consolidated financial statements, together with the report thereon of Price Waterhouse dated February 1, 1995, appearing on pages 17 through 30 of the 1994 Annual Report to Stockholders, along with the Supplementary Data (Unaudited Summary of Quarterly Results) appearing on page 31, are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

  None.
                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

  The directors of the Company are:

J. Peter Grace                                     Sandra E. Laney
Edward L. Hutton                                   Kevin J. McNamara
James A. Cunningham                                John M. Mount
James H. Devlin                                    Timothy S. O'Toole
Charles H. Erhart, Jr.                             D. Walter Robbins, Jr.
Joel F. Gemunder                                   Paul C. Voet
William R. Griffin                                 Hugh A. Westbrook
Thomas C. Hutton

   Except with respect to the age and business experience of Mr. Westbrook, the additional information required under this Item with respect to directors and executive officers is set forth in the Company's 1995 Proxy Statement and in
Part I hereof under the caption "Executive Officers of the Registrant" and is incorporated herein by reference. The information with respect to Mr. Westbrook is set forth below:

  Mr. Westbrook is Chairman and Chief Executive Officer of Vitas Healthcare Corporation, Miami, Florida (comprehensive health care for terminally ill persons and their families). He has held these positions since September 1983. Mr. Westbrook is fifty years old.


ITEM 11. EXECUTIVE COMPENSATION.

  Information required under this Item is set forth in the Company's 1995 Proxy Statement, which is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

  Information required under this Item is set forth in the Company's 1995 Proxy Statement, which is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

  Information required under this Item is set forth in the Company's 1995 Proxy Statement, which is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K.

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

10.8     1993 Stock Incentive Plan.*,**

10.9     Executive Salary Protection Plan, as amended through November 3, 1988.*,**

10.10    Excess Benefits Plan, as amended effective November 1, 1985.*,**

10.11    Non-Employee Directors' Deferred Compensation Plan.*,**

10.12    Directors Emeriti Plan.*,**

10.13    Employment Contracts with Executives.*,**

10.14    Amendment No. 6 to Employment Contracts with Executives.**

11.      Statement re:  Computation of Earnings Per Common Share.

13.      1994 Annual Report to Stockholders.

21.      Subsidiaries of Chemed Corporation.

23.      Consent of Independent Accountants.

24.      Powers of Attorney.

27.      Financial Data Schedule

*       This exhibit is being filed by means of incorporation by reference (see Index to Exhibits on page E-1).  Each other exhibit is being filed with this Annual
        Report on Form 10-K.

**      Management contract or compensatory plan or arrangement.

FINANCIAL STATEMENT SCHEDULE

  See Index to Financial Statements and Financial Statement Schedule on page
S-1.

REPORTS ON FORM 8-K

  A report on Form 8-K was filed dated November 30, 1994 reporting the sale of 1,570,000 shares of the capital stock of Omnicare, Inc. This report included an unaudited pro forma consolidated balance sheet of Chemed as of September 30, 1994 and unaudited pro forma statements of income of Chemed for the nine months ended September 30, 1994 and for the year ended December 31, 1993.

                                   SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              CHEMED CORPORATION



March 28, 1995                           By /s/ Edward L. Hutton
                                            ------------------------------------
                                            Edward L. Hutton
                                            Chairman and Chief Executive Officer

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

             Signature                                Title                                           Date
             ---------                                -----                                           ----
 /s/ Edward L. Hutton                Chairman and Chief Executive Officer           -------------|
 -------------------------           and a Director (Principal Executive                         |
 Edward L. Hutton                    Officer)                                                    |
                                                                                                 |
 /s/ Timothy S. O'Toole              Executive Vice President and Treasurer                      |
 -----------------------             and a Director                                              |
 Timothy S. O'Toole                  (Principal Financial Officer)                               |
                                                                                                 |
 /s/ Arthur V. Tucker                Vice President and Controller                               | March 28, 1995
 -----------------------             (Principal Accounting Officer)                              |
 Arthur V. Tucker                                                                                |
                                                                                                 |
 J. Peter Grace*                     Sandra E. Laney*          -------------|                    |
 James A. Cunningham*                Kevin J. McNamara*                     |                    |
 James H. Devlin*                    John M. Mount*                         |                    |
 Charles H. Erhart, Jr.*             D. Walter Robbins, Jr.*                |  --Directors       |
 Joel F. Gemunder*                   Paul C. Voet*                          |                    |
 William R. Griffin*                 Hugh A. Westbrook*                     |                    |
 Thomas C. Hutton*                                             -------------|       -------------|

________________________

* Naomi C. Dallob by signing her name hereto signs this document on behalf of each of the persons indicated above pursuant to powers of attorney duly executed by such persons and filed with the Securities and Exchange
  Commission.


  March 28, 1995                                  /s/ Naomi C. Dallob
- ------------------                                ----------------------
    Date                                          Naomi C. Dallob
                                                  (Attorney-in-Fact)

                  CHEMED CORPORATION AND SUBSIDIARY COMPANIES

         INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

                              1992, 1993 AND 1994

CHEMED CORPORATION CONSOLIDATED FINANCIAL                       PAGE(S)
  STATEMENTS AND FINANCIAL STATEMENT SCHEDULE
 Report of Independent Accountants............................... 17*
 Statement of Accounting Policies................................ 18*
 Consolidated Statement of Income................................ 19*
 Consolidated Balance Sheet...................................... 20*
 Consolidated Statement of Cash Flows............................ 21*
 Consolidated Statement of Changes in Stockholders' Equity....... 22*
 Notes to Financial Statements................................... 23-30*
 Sales and Profit Statistics by Business Segment................. 32-33*
 Additional Segment Data......................................... 36*
 Report of Independent Accountants on Financial Statement
  Schedule....................................................... S-2
 Schedule VIII -- Valuation and Qualifying Accounts.............. S-3







* Indicates page numbers in Chemed Corporation 1994 Annual Report to Stockholders.
________________________

The consolidated financial statements of Chemed Corporation listed above, appearing in the 1994 Annual Report to Stockholders, are incorporated herein by reference. The Financial Statement Schedule should be read in conjunction with the consolidated financial statements listed above. Schedules not included have been omitted because they are not applicable or the required information is shown in the financial statements or notes thereto as listed above.

                      REPORT OF INDEPENDENT ACCOUNTANTS ON
                          FINANCIAL STATEMENT SCHEDULE


To the Board of Directors
of Chemed Corporation

Our audits of the consolidated financial statements referred to in our report dated February 1, 1995 appearing on page 17 of the 1994 Annual Report to Stockholders of Chemed Corporation (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the Financial Statement Schedule listed in Item 14 of this Form 10-K. In our opinion, the Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.





/s/ Price Waterhouse LLP
- ------------------------
PRICE WATERHOUSE LLP

Cincinnati, Ohio
February 1, 1995

                                                                   SCHEDULE VIII


                  CHEMED CORPORATION AND SUBSIDIARY COMPANIES
                     VALUATION AND QUALIFYING ACCOUNTS (a)
                                 (in thousands)
                                    Dr/(Cr)


                                                             Additions
                                                -----------------------------------
                                                (Charged)                Applicable
                                                Credited     (Charged)        to
                                  Balance at    to Costs     Credited     Companies                  Balance
                                  Beginning        and       to Other     Acquired      Deductions    at End
Description                       of Period     Expenses     Accounts     in Period         (b)      of Period
- --------------------------------------------------------------------------------------------------------------
Allowances for doubtful
accounts (c) -

  For the year 1994.........     $ (2,391)     $(1,774)     $   -        $   (218)     $  1,409     $ (2,974)
                                 =========     ========     ========     =========     ========     =========

  For the year 1993.........     $ (1,837)     $(1,766)     $   -        $   ( 19)     $  1,231     $ (2,391)
                                 =========     ========     ========     =========     ========     =========

  For the year 1992.........     $ (1,910)     $(1,616)     $   -        $   (222)     $  1,911     $ (1,837)
                                 =========     ========     ========     =========     ========     =========

Allowances for doubtful
accounts - notes
receivable (d) -

  For the year 1994.........     $   (493)     $   (81)     $   -        $   -         $    307     $   (267)
                                 =========     ========     ========     =========     ========     =========

  For the year 1993.........     $   (312)     $  (253)     $   -        $   -         $     72     $   (493)
                                 =========     ========     ========     =========     ========     =========

  For the year 1992.........     $   (319)     $   -        $   -        $   -         $      7     $   (312)
                                 =========     ========     ========     =========     ========     =========

_________________________

(a)    Amounts are presented on a continuing operations basis.
(b) Deductions include accounts considered uncollectible or written off, payments, companies divested, etc. With respect to marketable securities, deductions relate to the sale of securities.
(c) Classified in consolidated balance sheet as a reduction of accounts receivable.
(d)    Classified in consolidated balance sheet as a reduction of other assets.

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

              10.4          1981 Stock Incentive Plan, as amended through         Form 10-K                        7
                            May 20, 1991                                          3/27/92

              10.5          1983 Incentive Stock Option Plan, as amended          Form 10-K                        8
                            through May 20, 1991                                  3/27/92

              10.6          1986 Stock Incentive Plan, as amended through         Form 10-K                        9
                            May 20, 1991                                          3/27/92

              10.7          1988 Stock Incentive Plan, as amended through         Form 10-K                       10
                            May 20, 1991                                          3/27/92

              10.8          1993 Stock Incentive Plan                             Form 10-K                       10.8
                                                                                  3/29/94

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

              10.10         Excess Benefits Plan, as amended effective            Form 10-Q                        3
                            November 1, 1985                                      11/12/85

              10.11         Non-Employee Directors' Deferred Compensation         Form 10-K                       12
                            Plan                                                  3/24/88

              10.12         Directors Emeriti Plan                                Form 10-Q                        2
                                                                                  5/12/88

              10.13         Employment Contracts with Executives                  Form 10-K                       18
                                                                                  3/28/89

              10.14         Amendment No. 6 to Employment Contracts with              *
                            Executives

              11            Statement re:  Computation of Earnings Per                *
                            Common Share

              13            1994 Annual Report to Stockholders                        *

              21            Subsidiaries of Chemed Corporation                        *

              23            Consent of Independent Accountants                        *

              24            Powers of Attorney                                        *

              27            Financial Data Schedule                                   *


________________________

*  Filed herewith