Form 10-Q
period 1995-03-31
CHEMED CORP
filed 1995-05-10
CIK 19584

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

For Quarter Ended March 31, 1995

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


Class                   Amount                        Date

Capital Stock           9,868,060 Shares              April 28, 1995
$1 Par Value
- ------------------------------------------------------------------
- ------------------------------------------------------------------

                            CHEMED CORPORATION AND
                             SUBSIDIARY COMPANIES



                                     Index

                                                                Page No.
PART I.    FINANCIAL INFORMATION:

  Item 1.  Financial Statements
        Consolidated Balance Sheet -
          March 31, 1995 and
          December 31, 1994                                             3

        Consolidated Statement of Income -
          Three months ended
          March 31, 1995 and 1994                                       4

        Consolidated Statement of Cash Flows -
          Three months ended
          March 31, 1995 and 1994                                       5

        Notes to Unaudited Financial Statements                         6


  Item 2.  Management's Discussion and Analysis of
             Financial Condition and Results of
              Operations                                           7 - 10

PART II.   OTHER INFORMATION                                           11

                               PART I. FINANCIAL INFORMATION
                               Item 1. Financial Statements
                        CHEMED CORPORATION AND SUBSIDIARY COMPANIES
                                CONSOLIDATED BALANCE SHEET
                      (in thousands except share and per share data)
                                         UNAUDITED

                                                                   March 31,    December 31,
                                                                     1995          1994
                                                                  ----------    ----------
ASSETS
Current assets
   Cash and cash equivalents                                      $    1,552   $    4,722
   Marketable securities                                              29,540       19,517
   Accounts receivable, less allowances of $3,260 (1994 - $2,974)     82,498       81,822
   Current portion of note receivable                                  6,000        5,740
   Inventories
      Raw materials                                                    7,105        8,086
      Finished goods and general merchandise                          53,573       52,187
   Other current assets                                               12,255       11,245
                                                                  ----------   ----------
        Total current assets                                         192,523      183,319
Other investments                                                     79,222       85,073
Note receivable                                                        5,455        5,455
Properties and equipment, at cost less accumulated
   depreciation of $42,446 (1994 - $40,375)                           77,026       77,116
Identifiable intangible assets less accumulated amortization
   of $2,185 (1994 - $1,928)                                          21,004       21,192
Goodwill less accumulated amortization of $18,416 (1994 - $17,346)   114,022      113,417
Other assets                                                          21,736       19,911
                                                                  ----------   ----------
        Total Assets                                              $  510,988   $  505,483
                                                                  ==========   ==========
LIABILITIES
Current liabilities
   Accounts payable                                               $   29,742   $   31,386
   Bank notes and loans payable                                       25,000       25,000
   Current portion of long-term debt                                   6,575        6,391
   Income taxes                                                       19,458       17,233
   Deferred contract revenue                                          23,962       22,630
   Other current liabilities                                          37,268       40,026
                                                                  ----------   ----------
        Total current liabilities                                    142,005      142,666
Deferred income taxes                                                  9,523        7,606
Long-term debt                                                        90,975       92,133
Other liabilities and deferred income                                 39,311       40,564
Minority interest                                                     37,458       36,194
                                                                  ----------   ----------
        Total Liabilities                                            319,272      319,163
                                                                  ----------   ----------
STOCKHOLDERS' EQUITY
Capital stock-authorized 15,000,000 shares $1 par;
   issued 12,414,400 (1994 - 12,369,212) shares                       12,414       12,369
Paid-in capital                                                      140,303      138,733
Retained earnings                                                    125,322      123,993
Treasury stock - 2,546,340 (1994 - 2,504,641) shares, at cost        (72,626)     (71,230)
Unearned compensation - ESOPs                                        (37,208)     (38,486)
Unrealized appreciation on investments                                23,511       20,941
                                                                  ----------   ----------
        Total Stockholders' Equity                                   191,716      186,320
                                                                  ----------   ----------
        Total Liabilities and Stockholders' Equity                $  510,988   $  505,483
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

                        CHEMED CORPORATION AND SUBSIDIARY COMPANIES
                             CONSOLIDATED STATEMENT OF INCOME
                                         UNAUDITED
                           (in thousands except per share data)

                                                                    Three Months Ended
                                                                         March 31,
                                                                  -----------------------
                                                                     1995         1994
                                                                  ---------    ---------
Continuing Operations
      Sales                                                       $108,598     $ 97,585
      Service revenues                                              61,260       54,484
                                                                  ---------    ---------
              Total sales and service revenues                     169,858      152,069
                                                                  ---------    ---------
      Cost of goods sold                                            74,607       67,120
      Cost of services provided                                     38,159       34,038
      Selling and marketing expenses                                25,460       23,307
      General and administrative expenses                           22,071       19,280
      Depreciation                                                   2,865        2,654
                                                                  ---------    ---------
              Total costs and expenses                             163,162      146,399
                                                                  ---------    ---------
      Income from operations                                         6,696        5,670
      Interest expense                                              (2,103)      (2,047)
      Other income - net                                             5,649        3,129
                                                                  ---------    ---------
      Income before income taxes
         and minority interest                                      10,242        6,752
      Income taxes                                                  (3,814)      (2,680)
      Minority interest in earnings of subsidiaries                 (1,043)        (833)
                                                                  ---------    ---------
      Income from continuing operations                              5,385        3,239
Discontinued Operations                                                901        2,438
                                                                  ---------    ---------
Net Income                                                        $  6,286     $  5,677
                                                                  =========    =========

Earnings Per Common Share
      Income from continuing operations                           $    .55     $    .33
                                                                  =========    =========
      Net income                                                  $    .64     $    .58
                                                                  =========    =========
      Average number of shares outstanding                           9,863        9,824
                                                                  =========    =========
Cash Dividends Paid Per Share                                     $    .51     $    .51
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

                        CHEMED CORPORATION AND SUBSIDIARY COMPANIES
                           CONSOLIDATED STATEMENT OF CASH FLOWS
                                         UNAUDITED
                                      (in thousands)

                                                                    Three Months Ended
                                                                         March 31,
                                                                  -----------------------
<F1>                                                                 1995         1994*
                                                                  ---------    ---------
Cash Flows From Operating Activities
      Net income                                                  $  6,286     $  5,677
      Adjustments to reconcile net income to net cash
        provided by operating activities:
              Depreciation and amortization                          4,346        3,909
              Gain on sale of investments                           (3,732)      (1,643)
              Minority interest in earnings of subsidiaries          1,043          833
              Provision for uncollectible accounts receivable          520          418
              Provision for deferred income taxes                     (451)         (78)
              Discontinued operations                                 (901)      (2,438)
              Proceeds from sale of trading securities                   -        1,041
              Purchase of trading securities                             -       (1,000)
              Changes in operating assets and liabilities,
                excluding amounts acquired in business combinations
                   Increase in accounts receivable                  (1,195)      (2,686)
                   (Increase)/decrease in inventories and other
                     current assets                                 (1,015)          64
                   Increase/(decrease) in accounts payable,
                     deferred contract revenue and other
                     current liabilities                            (2,988)       2,011
                   Increase in income taxes                          3,142        3,358
              Other - net                                           (1,936)        (633)
                                                                  ---------    ---------
        Net cash provided by operating activities                    3,119        8,833
                                                                  ---------    ---------
Cash Flows From Investing Activities
      Proceeds from sale of investments                              4,933        3,457
      Capital expenditures                                          (2,884)      (5,025)
      Business combinations, net of cash acquired                   (1,601)     (14,822)
      Purchase of investments                                       (1,200)         (75)
      Net Proceeds from sale of discontinued operations               (433)       3,295
      Other - net                                                       74          130
                                                                  ---------    ---------
        Net cash used by investing activities                       (1,111)     (13,040)
                                                                  ---------    ---------
Cash Flows From Financing Activities
      Dividends paid                                                (5,032)      (5,018)
      Purchase of treasury stock                                      (517)           -
      Issuance of capital stock                                         40          218
      Repayment of long-term debt                                      (35)      (3,526)
      Proceeds from issuance of long-term debt                           -       10,000
      Other - net                                                      366          751
                                                                  ---------    ---------
        Net cash provided/(used) by financing activities            (5,178)       2,425
                                                                  ---------    ---------
Decrease In Cash And Cash Equivalents                               (3,170)      (1,782)
Cash and cash equivalents at beginning of period                     4,722       14,615
                                                                  ---------    ---------
Cash and cash equivalents at end of period                        $  1,552     $ 12,833
                                                                  =========    =========


                 See accompanying notes to unaudited financial statements.
<F1>                 * Reclassified to conform to 1995 presentation.

                  CHEMED CORPORATION AND SUBSIDIARY COMPANIES

                    Notes to Unaudited Financial Statements


1. The accompanying unaudited consolidated financial statements have been prepared in accordance with Rule 10-01 of SEC Regulation S-X. Consequently, they do not include all the disclosures required under generally accepted accounting principles for complete financial statements. However, in the opinion of the management of Chemed Corporation (the "Company"), the financial statements presented herein contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows of the Company and its consolidated subsidiaries ("Chemed"). For further information regarding Chemed's accounting policies, refer to the consolidated financial statements and notes included in Chemed's Annual Report on Form 10-K for the year ended December 31, 1994.

2. Primary earnings per common share are computed using the weighted average number of shares of capital stock outstanding and exclude the dilutive effect of outstanding stock options as it is not material.

3. Following the resolution of various issues pertaining to the Company's accruals for income taxes relative to the sale of DuBois Chemicals Inc. ("DuBois") in 1991, the Company recorded an adjustment of $1,365,000 ($901,000 net of federal income taxes) to its state and local income tax provision in the first quarter of 1995. This adjustment is classified as "discontinued operations" in the statement of income.

    "Discontinued operations" in 1994 includes a $1,817,000 aftertax gain on the sale of a portion of the Company's investment in Omnicare, Inc. ("Omnicare") and $621,000 aftertax equity earnings in Omnicare. Prior to December 1994, Chemed had maintained an equity investment in Omnicare in excess of 20% and, accordingly, had accounted for its investment using the equity method of accounting.

                 Item 2. Management's Discussion and Analysis
               of Financial Condition and Results of Operations

Financial Condition
- -------------------

            Marketable securities increased from $19,517,000 at December 31, 1994 to $29,540,000 at March 31, 1995. This
increase is attributable to the reclassification of an investment in a U.S. Treasury Note, maturing in January 1996, in the amount of $9,618,000 from noncurrent assets (other investments) to current assets at March 31, 1995. There were no other material changes in the balance sheet since December 31, 1994.

            At March 31, 1995 Chemed had approximately $34.3 million of unused lines of credit with various banks. Management believes its liquidity and sources of capital are satisfactory for the Company's needs in the foreseeable future.


Results of Operations
- ---------------------

            Sales and service revenues and operating profit from continuing operations by business segment follow (in thousands):

                                      Three Months Ended
                                           March 31,
                                      -------------------
                                        1995        1994
                                      -------     --------
Sales and Service
     Revenues
- -----------------
National Sanitary Supply              $ 80,793    $ 71,460
Roto-Rooter                             43,727      41,536
Veratex                                 24,858      23,966
Patient Care                            20,480      15,107
                                      --------     -------
  Total                               $169,858    $152,069
                                      ========    ========

Operating Profit
- ----------------
National Sanitary Supply              $  1,983    $  1,487
Roto-Rooter                              3,874       3,526
Veratex                                  1,451       1,621
Patient Care                               856         496
                                      --------    --------
  Total                               $  8,164    $  7,130
                                      ========    ========

Data relating to (a) growth in sales and service revenues and (b) operating profit as a percent of sales and service revenues for each segment for the first three months of 1995 and 1994 are set forth below:

                                 Sales and            Operating Profit
                              Service Revenues        as a % of Sales
                                % Increase            (Operating Margin)
                              ----------------        ---------------
                               1995 vs. 1994          1995      1994
                              ----------------        ---------------
National Sanitary Supply                13%            2.5%      2.1%
Roto-Rooter                              5             8.9       8.5
Veratex                                  4             5.8       6.8
Patient Care                            36             4.2       3.3

    Total                               12             4.8       4.7
                              ================        ===============

            Sales of the National Sanitary Supply segment for the first quarter of 1995 increased by 13% over sales for the first quarter of 1994 as most locations recorded double-digit sales gains. These gains were attributable to improved pricing, especially in paper and plastic product categories; the debut of a full-line product catalog; the introduction of proprietary chemicals and equipment; and a stronger economy. In addition, National Sanitary is investing in new sales and training programs which are expected to stimulate sales and earnings growth throughout 1995. As a result of the significant sales growth during 1995, the operating margin of this segment improved from 2.1% during the first quarter of 1994 to 2.5% during the first quarter of 1995.

            The sales and service revenue for the Roto-Rooter segment for the first quarter of 1995 totalled $43,727,000, an increase of 5% over the $41,536,000 recorded in the first quarter of 1994. Revenues of the drain cleaning business and the plumbing services business for the first quarter of 1995, which together account for approximately 56% of this segment's total revenues, each increased 12% over revenues recorded during the first quarter of 1994. Revenues of the service contract business (Service America) for the first quarter of 1995, which account for approximately one-third of this segment's total revenue, declined by 6% as compared with revenues recorded in the first quarter of 1994. This decrease was attributable to declining sales of Service America's Maintenance and Management subsidiary, which was sold effective March 31, 1995. The sale of this marginally profitable business will allow management to focus its efforts on the core appliance and air conditioning repair and maintenance business. The operating margin of the Roto-Rooter segment increased from 8.5% during the first quarter of 1994 to 8.9% during the first quarter of 1995 primarily as a result of good cost management during the period.

            Sales of the Veratex segment increased 4% in the first quarter of 1995, from $23,966,000 in the prior year to $24,858,000 in 1995. The operating margin of this segment declined from 6.8% during the first quarter of 1994 to 5.8% during the comparable quarter of 1995. This decline is attributable to a decline in the gross margin of the retail business, as a result of growing price competition due to industry market consolidation in the retail segment. The wholesale market segment of Veratex, on the other hand, benefited from price increases which have stabilized its margins during the 1995 period.

            Total revenues of the Patient Care segment increased from $15,107,000 in the first quarter of 1994 to $20,480,000 in the first quarter of 1995. This 36% revenue increase is primarily attributable to the opening of several new branches in 1994 and the first part of 1995. As a result of the significant revenue growth, the operating margin of this segment increased from 3.3% during the first quarter of 1994 to 4.2% during the 1995 quarter.

            Income from operations increased from $5,670,000 in the first three months of 1994 to $6,696,000 during the first three months of 1995, largely as a result of higher operating margins in the National Sanitary Supply, Roto-Rooter and Patient Care segments.

            Other income--net increased from $3,129,000 in the first quarter of 1994 to $5,649,000 in the first quarter of 1995, primarily as a result of larger investment gains recorded in the 1995 period. During the first quarter of 1995 the Company recorded gains on the sales of investments aggregating $3,732,000 as compared with $1,643,000 recorded during the first quarter of 1994. Increased interest income, as a result of larger investments in marketable securities during the 1995 period, also contributed to the increase in other income--net.

            The effective tax rate declined from 39.7% during the first three months of 1994 to 37.2% during the first three months of 1995, primarily as a result of lower state and local income taxes recorded on investment gains in 1995 as compared with those recorded in 1994.

            Income from continuing operations increased from $3,239,000 aftertax ($.33 per share) in the 1994 quarter to $5,385,000 aftertax ($.55 per share) in the 1995 quarter largely as a result of improved operating performance within most of the

Company's segments coupled with larger investment gains in the 1995 quarter. Investment gains during the 1995 quarter totalled
$2,463,000 aftertax ($.25 per share) as compared with $871,000 aftertax ($.09 per share) during the 1994 quarter.

            Net income increased from $5,677,000 ($.58 per share) during the first quarter of 1994 to $6,286,000 ($.64 per share) during the first quarter of 1995. Discontinued operations for 1994 included $621,000 equity in the earnings of Omnicare, Inc. ("Omnicare"), which was discontinued in the fourth quarter of 1994 and a $1,817,000 aftertax gain on the sale on a portion of the Company's investment in Omnicare. Discontinued operations for 1995 included a $901,000 aftertax adjustment to the tax provision on the gain on the sale of the operations discontinued in 1991.

                         PART II -- OTHER INFORMATION
                         ----------------------------

Item 6.   Exhibits and Reports on Form 8-K

    (a)   Exhibits
          --------

          Exhibit        SK 601                                 Page
            No.         Ref. No.      Description               No.
          -------       --------      ------------------        ----------
            1             (11)        Statement re:
                                      Computation of Per
                                      Share Earnings            E-1

            2             (27)        Financial Data
                                      Schedule                  E-2

    (b)   Reports on Form 8-K - None
          --------------------------

                                  SIGNATURES

        Pursuant to the requirements of the Securities Exchange
        Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           Chemed Corporation
                                          -------------------------
                                             (Registrant)


Dated:  May 10, 1995                  By   Naomi C. Dallob
        ----------------------           -------------------------
                                           Naomi C. Dallob, Vice
                                           President and Secretary




Dated:  May 10, 1995                  By   Arthur V. Tucker
        ----------------------           -------------------------
                                           Arthur V. Tucker
                                           Vice President and
                                           Controller (Principal
                                           Accounting Officer)