Form 10-Q
period 1995-06-30
CHEMED CORP
filed 1995-08-10
CIK 19584

-------------------------------------------------------------------
-------------------------------------------------------------------
                                   FORM 10-Q
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                  Quarterly Report Under Section 13 or 15 (d)
                    of the Securities Exchange Act of 1934

For Quarter Ended June 30, 1995

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


Class                   Amount                        Date

Capital Stock           9,869,392 Shares              July 31, 1995
$1 Par Value
-------------------------------------------------------------------
-------------------------------------------------------------------

                            CHEMED CORPORATION AND
                             SUBSIDIARY COMPANIES



                                     Index

                                                            Page No.

PART I.    FINANCIAL INFORMATION:

  Item 1.  Financial Statements
        Consolidated Balance Sheet -
           June 30, 1995 and
           December 31, 1994                                            3

        Consolidated Statement of Income -
           Three months and six months ended
           June 30, 1995 and 1994                                       4

        Consolidated Statement of Cash Flows
           Six months ended
           June 30, 1995 and 1994                                       5

        Notes to Unaudited Financial Statements                     6 - 7


  Item 2.  Management's Discussion and Analysis of
              Financial Condition and Results of
               Operations                                          8 - 13

PART II.   OTHER INFORMATION                                      14 - 15

                               PART I. FINANCIAL INFORMATION
                               Item 1. Financial Statements
                        CHEMED CORPORATION AND SUBSIDIARY COMPANIES
                                CONSOLIDATED BALANCE SHEET
                      (in thousands except share and per share data)
                                         UNAUDITED

                                                                   June 30,      December 31,
<F1>                                                                 1995           1994*
                                                                  ----------     ----------
ASSETS
Current assets
   Cash and cash equivalents                                      $      215   $    4,722
   Marketable securities                                              24,872       19,517
   Accounts receivable, less allowances of $3,344 (1994 - $2,974)     86,253       81,822
   Current portion of note receivable                                  5,591        5,740
   Inventories
      Raw materials                                                    9,307        8,086
      Finished goods and general merchandise                          56,421       52,187
   Statutory deposits                                                 15,884       14,408
   Other current assets                                               12,552       11,245
                                                                  ----------   ----------
        Total current assets                                         211,095      197,727
Other investments                                                     79,565       85,073
Note receivable                                                            -        5,455
Properties and equipment, at cost less accumulated
   depreciation of $44,557 (1994 - $40,375)                           77,042       77,116
Identifiable intangible assets less accumulated amortization
   of $2,446 (1994 - $1,928)                                          20,766       21,192
Goodwill less accumulated amortization of $19,326 (1994 - $17,346)   117,152      113,417
Other assets                                                           6,953        5,503
                                                                  ----------   ----------
        Total Assets                                              $  512,573   $  505,483
                                                                  ==========   ==========
LIABILITIES
Current liabilities
   Accounts payable                                               $   33,929   $   31,386
   Bank notes and loans payable                                       25,000       25,000
   Current portion of long-term debt                                   6,728        6,391
   Income taxes                                                       15,405       17,233
   Deferred contract revenue                                          23,976       22,630
   Other current liabilities                                          39,079       40,026
                                                                  ----------   ----------
        Total current liabilities                                    144,117      142,666
Deferred income taxes                                                  8,152        7,606
Long-term debt                                                        89,496       92,133
Other liabilities and deferred income                                 38,447       40,564
Minority interest                                                     38,436       36,194
                                                                  ----------   ----------
        Total Liabilities                                            318,648      319,163
                                                                  ----------   ----------
STOCKHOLDERS' EQUITY
Capital stock-authorized 15,000,000 shares $1 par;
   issued 12,420,000 (1994 - 12,369,212) shares                       12,420       12,369
Paid-in capital                                                      140,341      138,733
Retained earnings                                                    125,666      123,993
Treasury stock - 2,550,608 (1994 - 2,504,641) shares, at cost        (72,775)     (71,230)
Unearned compensation - ESOPs                                        (35,926)     (38,486)
Unrealized appreciation on investments                                24,199       20,941
                                                                  ----------   ----------
        Total Stockholders' Equity                                   193,925      186,320
                                                                  ----------   ----------
        Total Liabilities and Stockholders' Equity                $  512,573   $  505,483
                                                                  ==========   ==========

                 See accompanying notes to unaudited financial statements.
<F1>                  * Reclassified to conform to 1995 presentation.

                        CHEMED CORPORATION AND SUBSIDIARY COMPANIES
                             CONSOLIDATED STATEMENT OF INCOME
                                         UNAUDITED
                           (in thousands except per share data)

                                            Three Months Ended         Six Months Ended
                                                   June 30,                 June 30,
                                            --------------------     ---------------------
                                              1995        1994         1995        1994
                                            --------    --------     --------    ---------
Continuing Operations
   Sales                                    $116,860    $104,056     $225,458     $201,641
   Service revenues                           60,484      57,328      121,744      111,812
                                            ---------   ---------    ---------   ---------
         Total sales and service revenues    177,344     161,384      347,202      313,453
                                            ---------   ---------    ---------   ---------
   Cost of goods sold                         80,836      71,405      155,443      138,525
   Cost of services provided                  37,206      35,809       75,365       69,847
   Selling and marketing expenses             26,084      24,307       51,544       47,614
   General and administrative expenses        22,408      20,555       44,479       39,835
   Depreciation                                2,959       2,729        5,824        5,383
                                            ---------   ---------    ---------   ---------
         Total costs and expenses            169,493     154,805      332,655      301,204
                                            ---------   ---------    ---------   ---------
   Income from operations                      7,851       6,579       14,547       12,249
   Interest expense                           (2,119)     (2,167)      (4,222)      (4,214)
   Other income, net                           4,727       4,158       10,376        7,287
                                            ---------   ---------    ---------   ---------
   Income before income taxes, equity
      earnings and minority interest          10,459       8,570       20,701       15,322
   Income taxes                               (4,027)     (3,205)      (7,841)      (5,885)
   Minority interest in earnings of
      subsidiaries                            (1,127)       (939)      (2,170)      (1,772)
                                            ---------   ---------    ---------   ---------
   Income from continuing operations           5,305       4,426       10,690        7,665
Discontinued Operations                            -       3,591          901        6,029
                                            ---------   ---------    ---------   ---------
Net Income                                  $  5,305    $  8,017     $ 11,591    $  13,694
                                            =========   =========    =========   =========
Earnings Per Common Share
   Income from continuing operations        $    .54    $    .45     $   1.08    $     .78
                                            =========   =========    =========   =========
   Net income                               $    .54    $    .81     $   1.17    $    1.39
                                            =========   =========    =========   =========
   Average Number of Shares Outstanding        9,869       9,847        9,866        9,836
                                            =========   =========    =========   =========
Cash Dividends Paid Per Share               $    .51    $    .51     $   1.02    $    1.02
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

                        CHEMED CORPORATION AND SUBSIDIARY COMPANIES
                           CONSOLIDATED STATEMENT OF CASH FLOWS
                                         UNAUDITED
                                      (in thousands)

                                                                       Six Months Ended
                                                                            June 30,
                                                                     -----------------------
<F2>                                                                    1995        1994*
                                                                     ---------   ---------

Cash Flows From Operating Activities
   Net income                                                        $ 11,591    $ 13,694
   Adjustments to reconcile net income to net cash
      provided by operating activities:
         Depreciation and amortization                                  8,855       8,088
         Gains on sale of investments                                  (6,630)     (4,226)
         Minority interest in earnings of subsidiaries                  2,170       1,772
         Provision for deferred income taxes                             (980)       (556)
         Provision for uncollectible accounts receivable                  910         804
         Discontinued operations                                         (901)     (6,029)
         Purchase of trading securities                                     -      (2,000)
         Proceeds from sale of trading securities                           -       1,041
         Changes in operating assets and liabilities,
           excluding amounts acquired in business combinations
              Increase in accounts receivable                          (4,115)     (8,289)
              Increase in inventories and other current assets         (4,516)     (1,652)
              (Increase)/decrease in statutory deposits                (1,476)        742
              Increase in accounts payable,
                deferred contract revenue and other
                current liabilities                                     3,187       2,596
              Increase/(decrease) in income taxes                      (2,071)      1,469
         Other - net                                                     (971)       (304)
                                                                     ---------   ---------
      Net cash provided by operating activities                         5,053       7,150
                                                                     ---------   ---------
Cash Flows From Investing Activities
   Proceeds from sale of investments                                   13,982       7,142
   Business combinations, net of cash acquired                         (8,553)    (14,941)
   Capital expenditures                                                (6,131)    (11,137)
   Net proceeds from sale of discontinued operations                    3,566       8,973
   Purchase of marketable securities                                   (1,700)       (216)
   Other - net                                                           (181)      1,717
                                                                     ---------   ---------
      Net cash provided/(used) by investing activities                    983      (8,462)
                                                                     ---------   ---------
Cash Flows From Financing Activities
   Dividends paid                                                     (10,066)    (10,040)
   Proceeds from issuance of long-term debt                                 -      10,000
   Repayment of long-term debt                                            (79)     (3,553)
   Other - net                                                           (398)        687
                                                                     ---------   ---------
      Net cash used by financing activities                           (10,543)     (2,906)
                                                                     ---------   ---------
Decrease In Cash And Cash Equivalents                                  (4,507)     (4,218)
Cash and cash equivalents at beginning of period                        4,722      14,615
                                                                     ---------   ---------
Cash and cash equivalents at end of period                           $    215    $ 10,397
                                                                     =========   =========

                 See accompanying notes to unaudited financial statements.
<F2>                  * Reclassified to conform to 1995 presentation.

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

3.  Discontinued operations include the following (in thousands):

                                      Three Months Ended       Six Months Ended
                                           June 30,                June 30,
                                      -------------------      ----------------
                                        1995      1994           1995     1994
                                      --------  ---------      -------  -------
    Adjustment to the tax provision
       on the sale of operations
       discontinued in 1991           $     -   $  2,336       $    901  $  2,336
    Gain on sale of Omnicare, Inc.
     ("Omnicare") stock, an equity
     investment discontinued in
     November 1994                          -        569              -     2,386
    Equity in earnings of Omnicare          -        686              -     1,307
       Total discontinued operations  $     -   $  3,591       $    901  $  6,029

4. During the second quarter of 1995, the Company's Veratex Group acquired the business and assets of the CSD Medical Division ("CSDM") of Central States Diversified Inc. for $6,900,000 in cash plus contingent payments of up to $750,000. CSDM is a manufacturer and distributor of disposable paper products marketed under the ProTexMor brand. The results of operations of CSDM are immaterial to the consolidated results of the Company.

    The aggregate purchase price of CSDM and other purchase accounting business combinations completed during the first six months of 1995 was allocated on a preliminary basis as follows (in thousands):

       Working capital                $  2,767
       Goodwill                          5,546
       Other-net                           343
       Total Net Assets                  8,656
       Less-cash and cash
         equivalents acquired             (103)
       Net cash used                  $  8,553

5. In July 1995 the Company's Veratex Group completed the sale of the business and assets of its Veratex Retail division to Henry Schein Inc. ("HSI") for $10 million in cash plus a $4.1 million note receivable due March 31, 1996. An additional payment of up to $2 million dollars, contingent upon the combined sales of Veratex Retail and HSI's retail group for the year ended July 7, 1996, may be due from HSI in 1996.

    This divestiture will permit the Veratex Group to focus its efforts on its wholesale manufacturing and distribution operation, Tidi Products Inc. ("Tidi"). Additionally, the divestiture agreement stipulates that HSI will purchase annual minimum quantities of medical and dental supplies from Tidi for the next ten years.

    The sale of Veratex Retail and resultant modest gain are not expected to have a material impact on Chemed's results for the year.

                 Item 2. Management's Discussion and Analysis
               of Financial Condition and Results of Operations


Financial Condition
-------------------

            The decline in other investments from $85,073,000 at December 31, 1994 to $79,565,000 was attributable to the reclassification of a U.S. Treasury Note maturing in January 1996 ($9,618,000) to current assets (marketable securities) partially offset by appreciation of the Company's other noncurrent marketable investments. During the second quarter approximately $5,000,000 of marketable securities were sold to provide funding for the acquisition of Central States Diversified Medical Division by the Veratex Group.

            The decline in the noncurrent note receivable from $5,455,000 at December 31, 1994 to nil at June 30, 1995 is due to the reclassification of the last installment of the note (due
April 1, 1996) to current assets.

            At June 30, 1995 Chemed had approximately $38,125,000 of unused lines of credit with various banks. Based on the Company's current financial position and its available credit lines, management believes its sources of capital and liquidity are satisfactory for the Company's needs in the foreseeable future.

Results of Operations
---------------------

            Sales and service revenues and operating profit from continuing operations by business segment follow (in thousands):

                            Three Months Ended     Six Months Ended
                                 June 30,              June 30,
                            -------------------   -----------------
                              1995      1994        1995      1994
                            -------   --------    --------  -------
Sales and Service
     Revenues
-----------------
National Sanitary Supply    $ 85,571  $ 76,975    $166,364  $148,435
Roto-Rooter                   43,271    41,900      86,998    83,436
Veratex                       25,843    24,931      50,701    48,897
Patient Care                  22,659    17,578      43,139    32,685
                            --------   -------    --------  --------
  Total                     $177,344  $161,384    $347,202  $313,453
                            ========  ========    ========  ========
Operating Profit
----------------
National Sanitary Supply    $  2,876  $  2,437    $  4,859  $  3,924
Roto-Rooter                    3,720     3,477       7,594     7,003
Veratex                        1,454     1,764       2,905     3,385
Patient Care                   1,202       541       2,058     1,037
                            --------   -------    --------  --------
  Total                     $  9,252  $  8,219    $ 17,416  $ 15,349
                            ========  ========    ========  ========

   Data relating to (a) growth in sales and service revenues and
(b) operating profit as a percent of sales and service revenues for each segment are set forth below:

                               Sales and           Operating Profit
                            Service Revenues       as a % of Sales
                               % Increase         (Operating Profit)
                            ----------------      -------------------
                             1995 vs. 1994          1995      1994
                            ----------------      --------  ---------
Three Months Ended
    June 30,
------------------
National Sanitary Supply          11%                3.4%      3.2%
Roto-Rooter                        3                 8.6       8.3
Veratex                            4                 5.6       7.1
Patient Care                      29                 5.3       3.1
   Total                          10                 5.2       5.1

Six Months Ended
    June 30,
------------------
National Sanitary Supply          12%                2.9%      2.6%
Roto-Rooter                        4                 8.7       8.4
Veratex                            4                 5.7       6.9
Patient Care                      32                 4.8       3.2
   Total                          11                 5.0       4.9

Second Quarter 1995 Versus Second Quarter 1994
----------------------------------------------

            Net sales of the National Sanitary Supply segment for the second quarter of 1995 totaled $85,571,000, an increase of 11% over sales recorded during the second quarter of 1994. Most locations throughout the United States experienced sales volume increases resulting from enhanced sales and marketing efforts such as a full-line product catalog and focused promotional programs. Price increases also helped fuel sales growth during the second quarter. The operating margin of this segment improved from 3.2% during the second quarter of 1994 to 3.4% during the second quarter of 1995.

            Sales and service revenues of the Roto-Rooter segment for the second quarter of 1995 totaled $43,271,000, an increase of 3% over the $41,900,000 of revenues recorded for the second quarter of 1994. For the second quarter of 1995, plumbing revenues, which account for approximately one-fifth of total revenues, and sewer and drain cleaning revenues, which account for approximately one-third, increased 16% and 12%,respectively, over amounts recorded in the comparable quarter of 1994.
Revenues of Roto-Rooter's service contract business (Service America) for the second quarter of 1995, which account for approximately one-third of this segment's total revenue, declined 10% as compared with revenues recorded in the second quarter of 1994. This decrease was attributable to the sale of Service America's maintenance and management subsidiary effective March 31, 1995. The sale of this marginal business permits management to focus its efforts on the core appliance and air conditioning repair and maintenance business. The operating margin of the Roto-Rooter segment increased from 8.3% during the second quarter of 1994 to 8.6% during the second quarter of 1995 primarily as a result of cost management during the period.

            Sales of the Veratex segment increased from $24,931,000 during the second quarter of 1994 to $25,843,000 during the second quarter of 1995, an increase of 4%. The operating margin of this segment, however, declined from 7.1% during the second quarter of 1994 to 5.6% during the comparable quarter of 1995.
This decline is attributable to a decline in the gross margin of the retail business, as a result of growing price competition due to industry and market consolidation in the retail segment. On July 7, 1995, the retail division of the Veratex Group was sold to Henry Schein, Inc. This divestiture will permit the Veratex Group to focus on its wholesale manufacturing and distribution operation, Tidi Products, Inc.

            Total revenues of the Patient Care segment increased from $17,578,000 in the second quarter of 1994 to $22,659,000 in the second quarter of 1995. This 29% revenue increase is attributable to the opening of several new branches in 1994 and the first part of 1995. As a result of the significant revenue growth, Patient Care was able to leverage its fixed costs and improve its operating margin from 3.1% during the second quarter of 1994 to 5.3% during the second quarter of 1995.

            Income from operations increased from $6,579,000 in the second quarter of 1994 to $7,851,000 during the second quarter of 1995, primarily as a result of increases in operating profit reported by National Sanitary Supply, Roto-Rooter and Patient
Care.

            Other income for the second quarter of 1995 totalled $4,727,000 as compared with $4,158,000 for the second quarter of 1994. This increase was attributable to larger gains on sales of investments in the 1995 quarter coupled with increased interest income due to larger balances of cash, cash equivalents and marketable securities during 1995.

            During the second quarter of 1995 the Company's effective income tax rate was 38.5% as compared with 37.4% during the comparable period of 1994. The higher rate in 1995 was attributable primarily to a higher effective state and local income tax rate.

            Chemed's income from continuing operations increased from $4,426,000 ($.45 per share) during the second quarter of 1994 to $5,305,000 ($.54 per share) during the second quarter of 1995. Earnings for 1995 include aftertax gains aggregating $1,858,000 ($.19 per share) from the sale of various investments during the second quarter of 1995. During the second quarter of 1994 the Company recorded aftertax gains of $1,692,000 ($.17 per share) from the sale of a portion of its investments.

            Net income for 1995's second quarter totalled $5,305,000 ($.54 per share) as compared with $8,017,000 ($.81 per share) for the second quarter of 1994. Discontinued operations in 1994 included an adjustment to the taxes provided on the sale of operations discontinued in 1991 ($2,336,000) and income from Omnicare, an equity investment which was discontinued in November 1994.

Six Months Ended June 30, 1995 Versus June 30, 1994
---------------------------------------------------

            The National Sanitary Supply segment recorded sales of $166,364,000 during the first six months of 1995, an increase of 12% over amounts recorded over the comparable period of 1994. Sales increases were recorded in most areas of the country and were the result of both sales price and sales volume increases in 1995. National Sanitary's operating margin increased from 2.6% during the first six months of 1994 to 2.9% during the comparable period of 1995.

            Sales and service revenues of the Roto-Rooter segment for the first six months of 1995 increased by 4% as compared with amounts recorded during the first six months of 1994. This modest sales growth was attributable to an 8% decline in the revenues of Roto-Rooter's service contract business (Service America) coupled with revenue increases of 12% and 13%, respectively, in Roto-Rooter's basic sewer, drain cleaning and plumbing repair business for the 1995 period. The decline in Service America's revenues during 1995 is attributable to the sale of the management and maintenance business during the first quarter of 1995. As a result of good cost management, this segment's operating margin increased from 8.4% during the first six months of 1994 to 8.7% during the first six months of 1995.

            The Veratex segment recorded sales of $50,701,000 during the first six months of 1995, an increase of 4% over sales during the first six months of 1994. As a result of declining gross profit margins of the recently sold retail division of this segment, the operating margin of Veratex declined from 6.9% in the first six months of 1994 to 5.7% during the first six months of 1995.

            The Patient Care segment recorded sales of $43,139,000 during the first six months of 1995, an increase of 32% over the $32,685,000 recorded in the first six months of 1994. As a result, the operating profit margin of this segment improved from 3.2% during the first six months of 1994 to 4.8% during the first six months of 1995. As mentioned previously, the increased sales and improved operating margin of this segment were primarily a result of branch openings during the latter part of 1994 and first part of 1995.

            Income from operations increased from $12,249,000 in the first six months of 1994 to $14,547,000 during the comparable period of 1995. This increase was attributable to increases in the operating profit reported by National Sanitary Supply, Roto-Rooter and Patient Care during the 1995 six-month period.

            Other income for the first six months of 1995 totalled $10,376,000 as compared with $7,287,000 for the first six months of 1994. The increase during the 1995 period was primarily attributable to larger gains on the sales of investments during the 1995 period, coupled with increased interest income in 1995.


            For the first six months the Company's effective income tax rate was 37.9% as compared with 38.4% during the comparable period of 1994.

            Chemed's income from continuing operations increased from $7,665,000 ($.78 per share) during the first six months of 1994 to $10,690,000 ($1.08 per share) during the first six months of 1995. Earnings for the six-month periods included aftertax gains from sales of the Company's investments of $4,321,000, or $.43 per share, and $2,563,000, or $.26 per share, in 1995 and 1994, respectively.

            Net income for the first six months of 1995 totalled $11,591,000 ($1.17 per share) as compared with $13,694,000 ($1.39 per share) for the first six months of 1994. Net income for the first six months of 1995 and 1994 include favorable adjustments relative to discontinued operations amounting to $901,000 and $2,336,000, respectively. In addition, income from discontinued operations for the 1994 period included equity earnings from Omnicare Inc. and gains on the sale of Omnicare stock.

                         PART II -- OTHER INFORMATION
                         ----------------------------

Item 4.     Submission of Matters to a Vote of Security Holders
            ---------------------------------------------------

(a)   Chemed held its Annual Meeting of Shareholders on
      May 15, 1995.

(b) The names of each director elected at this Annual Meeting are as follows:

      Edward L. Hutton             James A. Cunningham
      James H. Devlin              Charles H. Erhart, Jr.
      Joel F. Gemunder             William R. Griffin
      Thomas C. Hutton             W. L. Krebs
      Sandra E. Laney              Kevin J. McNamara
      John M. Mount                Timothy S. O'Toole
      D. Walter Robbins, Jr.       Paul C. Voet

(c) The stockholders then ratified the Board of Directors' selection of Price Waterhouse LLP as independent accountants for the Company and its consolidated subsidiaries for the year 1995: 8,561,065 votes were cast in favor of the proposal, 64,071 votes were cast against it, and 62,813 votes abstained.

      The stockholders then adopted a resolution ratifying the approval and adoption of the 1995 Stock Incentive Plan by the Board of Directors: 6,279,365 votes were cast in favor of the resolution, 604,626 votes were cast against it, 201,086 votes abstained and 39,480 were broker non-votes.

      With respect to the election of directors, the number of votes cast for each nominee was as follows:

                                              Votes         Votes
                              Votes For       Against       Withheld
                              ---------       -------       --------
      E.L. Hutton             8,536,835       151,114        91,580
      J.A. Cunningham         8,591,696        96,253        36,719
      J.H. Devlin             8,559,396        88,553        29,019
      C.H. Erhart, Jr.        8,497,617       190,332       130,798
      J.F. Gemunder           8,593,869        94,080        34,546
      W.R. Griffin            8,600,123        87,826        28,292
      T.C. Hutton             8,593,777        94,172        34,638
      W.C. Krebs              8,601,592        86,357        26,823
      S.E. Laney              8,593,482        94,467        34,933
      K.J. McNamara           8,598,771        89,178        29,644
      J.M. Mount              8,596,633        91,316        31,782
      T.S. O'Toole            8,598,876        89,073        29,539
      D.W. Robbins, Jr.       8,475,458       212,491       152,957
      P.C. Voet               8,594,386        93,563        34,029

Item 6.  Exhibits and Reports on Form 8-K
          --------------------------------
(a)   Exhibits
      --------

      Exhibit    SK 601                                     Page
        No.      Ref. No.     Description                   No.
      -------    --------     ------------------            ----------
           1     (11)         Statement re:
                              Computation of Per
                              Share Earnings                E-1 - E-2

           2     (27)         Financial Data
                              Schedule                      E-3

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



Dated:  August 11, 1995               By   Naomi C. Dallob
        ----------------------           -------------------------
                                           Naomi C. Dallob
                                           Vice President and Secretary


Dated:  August 11, 1995               By   Arthur V. Tucker
        ----------------------           -------------------------
                                           Arthur V. Tucker
                                           Vice President and
                                           Controller (Principal
                                           Accounting Officer)