Form 10-Q
period 1995-09-30
CHEMED CORP
filed 1995-11-13
CIK 19584

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

For Quarter Ended September 30, 1995

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


Class                   Amount                       Date

Capital Stock           9,849,795 Shares             October 31, 1995
$1 Par Value
-------------------------------------------------------------------
-------------------------------------------------------------------

                            CHEMED CORPORATION AND
                             SUBSIDIARY COMPANIES



                                     Index

                                                                Page No.
PART I.    FINANCIAL INFORMATION:

   Item 1.  Financial Statements
         Consolidated Balance Sheet -
           September 30, 1995 and
           December 31, 1994                                           3

         Consolidated Statement of Income -
           Three months and nine months ended
           September 30, 1995 and 1994                                 4

         Consolidated Statement of Cash Flows
           Nine months ended
           September 30, 1995 and 1994                                 5

         Notes to Unaudited Financial Statements                       6

   Item 2.  Management's Discussion and Analysis of
              Financial Condition and Results of
               Operations                                              8

PART II.   OTHER INFORMATION                                          14

                               PART I. FINANCIAL INFORMATION
                               Item 1. Financial Statements
                        CHEMED CORPORATION AND SUBSIDIARY COMPANIES
                                CONSOLIDATED BALANCE SHEET
                      (in thousands except share and per share data)
                                         UNAUDITED

                                                          September 30,     December 31,
<F1>                                                            1995             1994*
                                                           -------------     ------------
ASSETS
Current assets
   Cash and cash equivalents                               $    9,270         $    4,722
   Marketable securities                                       24,902             19,517
   Accounts receivable, less allowances of $3,391
     (1994 - $2,974)                                           85,955             81,822
   Current portion of notes receivable                          9,773              5,740
   Inventories
      Raw materials                                             9,799              8,086
      Finished goods and general merchandise                   48,885             52,187
   Statutory deposits                                          18,887             14,408
   Other current assets                                        12,694             11,245
                                                           ----------          ---------
         Total current assets                                 220,165            197,727
Other investments                                              92,578             85,073
Note receivable                                                     -              5,455
Properties and equipment, at cost less accumulated
   depreciation of $45,527 (1994 - $40,375)                    74,724             77,116
Identifiable intangible assets less accumulated
   amortization of $2,416 (1994 - $1,928)                      17,833             21,192
Goodwill less accumulated amortization of $20,261
   (1994 - $17,346)                                           118,082            113,417
Other assets                                                    7,096              5,503
                                                           ----------          ---------
         Total Assets                                      $  530,478          $ 505,483
                                                           ==========          =========
LIABILITIES
Current liabilities
   Accounts payable                                        $   29,728          $  31,386
   Bank notes and loans payable                                25,000             25,000
   Current portion of long-term debt                            6,907              6,391
   Income taxes                                                15,284             17,233
   Deferred contract revenue                                   23,519             22,630
   Other current liabilities                                   50,352             40,026
                                                           ----------          ---------
         Total current liabilities                            150,790            142,666
Deferred income taxes                                          12,789              7,606
Long-term debt                                                 88,002             92,133
Other liabilities and deferred income                          34,352             40,564
Minority interest                                              39,607             36,194
                                                           ----------          ---------
         Total Liabilities                                    325,540            319,163
                                                           ----------          ---------
STOCKHOLDERS' EQUITY
Capital stock-authorized 15,000,000 shares $1 par;
   issued 12,495,125 (1994 - 12,369,212) shares                12,495             12,369
Paid-in capital                                               142,226            138,733
Retained earnings                                             128,152            123,993
Treasury stock - 2,651,213 (1994 - 2,504,641) shares,
   at cost                                                    (76,338)           (71,230)
Unearned compensation - ESOPs                                 (34,643)           (38,486)
Unrealized appreciation on investments                         33,046             20,941
                                                           ----------         ----------
         Total Stockholders' Equity                           204,938            186,320
                                                           ----------         ----------
         Total Liabilities and Stockholders' Equity        $  530,478         $  505,483
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

                        CHEMED CORPORATION AND SUBSIDIARY COMPANIES
                             CONSOLIDATED STATEMENT OF INCOME
                                         UNAUDITED
                           (in thousands except per share data)

                                            Three Months Ended       Nine Months Ended
                                               September 30,           September 30,
                                            --------------------    -------------------
<F2>                                          1995       1994*        1995       1994*
                                            --------   --------     --------  ---------
Continuing Operations
   Sales                                    $112,442   $107,230     $337,900  $ 308,925
   Service revenues                           65,112     58,859      186,856    170,617
                                            ---------  ---------    --------- ---------
         Total sales and service revenues    177,554    166,089      524,756    479,542
                                            ---------  ---------    --------- ---------
   Cost of goods sold                         78,461     73,356      233,904    212,682
   Cost of services provided                  39,870     37,511      115,235    106,557
   Selling and marketing expenses             24,120     24,604       75,664     72,218
   General and administrative expenses        22,752     19,914       67,231     59,749
   Depreciation                                3,132      2,651        8,956      8,034
   Nonrecurring expenses                         538      1,705          538      1,705
                                            ---------  ---------    --------- ---------
         Total costs and expenses            168,873    159,741      501,528    460,945
                                            ---------  ---------    --------- ---------
   Income from operations                      8,681      6,348       23,228     18,597
   Interest expense                           (2,117)    (2,304)      (6,339)    (6,518)
   Other income, net                           4,775      2,640       15,151      9,927
                                            ---------  ---------    --------- ---------
   Income before income taxes
      and minority interest                   11,339      6,684       32,040     22,006
   Income taxes                               (4,379)    (2,287)     (12,220)    (8,172)
   Minority interest in earnings of
      subsidiaries                            (1,252)    (1,187)      (3,422)    (2,959)
                                            ---------  ---------    --------- ---------
   Income from continuing operations           5,708      3,210       16,398     10,875
Discontinued Operations                        1,842      1,884        2,743      7,913
                                            ---------  ---------    --------- ---------
Net Income                                  $  7,550   $  5,094     $ 19,141  $  18,788
                                            =========  =========    ========= =========
Earnings Per Common Share
   Income from continuing operations        $    .58   $    .33     $   1.66  $    1.10
                                            =========  =========    ========= =========
   Net income                               $    .77   $    .52     $   1.94  $    1.91
                                            =========  =========    ========= =========
   Average Number of Shares Outstanding        9,866      9,867        9,866      9,846
                                            =========  =========    ========= =========
Cash Dividends Paid Per Share               $    .52   $    .51     $   1.54  $    1.53
                                            =========  =========    ========= =========

                 See accompanying notes to unaudited financial statements.

<F2>                  * Reclassified to conform to 1995 presentation.

                        CHEMED CORPORATION AND SUBSIDIARY COMPANIES
                           CONSOLIDATED STATEMENT OF CASH FLOWS
                                         UNAUDITED
                                      (in thousands)

                                                                   Nine Months Ended
                                                                     September 30,
                                                                 ----------------------
<F3>                                                                1995         1994*
                                                                 ---------    ---------
Cash Flows From Operating Activities
   Net income                                                    $ 19,141     $ 18,788
   Adjustments to reconcile net income to net cash
      provided by operating activities:
         Depreciation and amortization                             13,411       11,816
         Gains on sale of investments                              (9,078)      (5,345)
         Minority interest in earnings of subsidiaries              3,422        2,959
         Discontinued operations                                   (2,743)      (7,913)
         Provision for uncollectible accounts receivable            1,401        1,210
         Provision for deferred income taxes                       (1,063)        (893)
         Purchase of trading securities                                 -       (2,000)
         Proceeds from sale of trading securities                       -        1,041
         Changes in operating assets and liabilities,
           excluding amounts acquired in business combinations
              Increase in accounts receivable                      (4,403)     (10,992)
              Increase in inventories and other current assets     (4,620)      (3,408)
              (Increase)/decrease in statutory deposits            (4,479)         495
              Increase in accounts payable,
                deferred contract revenue and other
                current liabilities                                 4,613        8,488
              Increase in income taxes                                358        2,733
         Other - net                                               (1,430)         (67)
                                                                 ---------    ---------
      Net cash provided by operating activities                    14,530       16,912
                                                                 ---------    ---------
Cash Flows From Investing Activities
   Proceeds from sale of investments                               17,296        8,905
   Business combinations, net of cash acquired                    (10,737)     (17,199)
   Capital expenditures                                           (10,215)     (14,485)
   Net proceeds from sale of divested operations                   10,000            -
   Net proceeds from sale of discontinued operations                2,890        8,313
   Purchase of investments                                         (1,948)        (453)
   Other - net                                                        118        1,818
                                                                 ---------    ---------
      Net cash provided/(used) by investing activities              7,404      (13,101)
                                                                 ---------    ---------
Cash Flows From Financing Activities
   Dividends paid                                                 (15,202)     (15,071)
   Purchase of treasury stock                                      (1,982)         (52)
   Repayment of long-term debt                                       (111)      (3,592)
   Proceeds from issuance of long-term debt                             -       10,000
   Increase in bank notes and loans payable                             -        5,000
   Other - net                                                        (91)         988
                                                                 ---------    ---------
      Net cash used by financing activities                       (17,386)      (2,727)
                                                                 ---------    ---------
Increase In Cash And Cash Equivalents                               4,548        1,084
Cash and cash equivalents at beginning of period                    4,722       14,615
                                                                 ---------    ---------
Cash and cash equivalents at end of period                       $  9,270     $ 15,699
                                                                 =========    =========

                 See accompanying notes to unaudited financial statements.

<F3>                  * Reclassified to conform to 1995 presentation.

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

3.   Discontinued operations include the following (in thousands):

                                      Three Months Ended      Nine Months Ended
                                         September 30,          September 30,
                                      ------------------      -----------------
                                        1995     1994           1995     1994
                                      -------  --------       -------   -------
     Adjustment to the accruals
        related to operations
        discontinued in 1991          $ 1,842  $ 1,471        $ 2,743   $ 3,807
     Gain on sale of Omnicare, Inc.
      ("Omnicare") stock, an equity
      investment discontinued in
      November 1994                         -        -              -     2,386
     Equity in earnings of Omnicare         -      413              -     1,720
                                      -------  -------        -------   -------
       Total discontinued operations  $ 1,842  $ 1,884        $ 2,743   $ 7,913
                                      =======  =======        =======   =======

4. During the second quarter of 1995, the Company's Veratex Group acquired the business and assets of the CSD Medical Division ("CSDM") of Central States Diversified Inc. for $7,650,000 in cash. CSDM is a manufacturer and distributor of disposable paper products marketed under the ProTexMor brand. The results of operations of CSDM are immaterial to the consolidated results of the Company.

     The aggregate purchase price of CSDM and other purchase accounting business combinations completed during the first nine months of 1995 was allocated on a preliminary basis as follows (in thousands):

       Working capital                $ 2,445
       Goodwill                         7,448
       Other-net                          947
                                      -------
       Total Net Assets                10,840
       Less-cash and cash
         equivalents acquired            (103)
                                      -------
       Net cash used                  $10,737
                                      =======

5. In July 1995 the Company's Tidi Products Group (formerly Veratex Group) completed the sale of the business and assets of its Veratex Retail division to Henry Schein Inc. ("HSI") for $10 million in cash plus a $4.1 million note receivable due March 31, 1996. An additional payment of up to $2 million dollars, contingent upon the combined sales of Veratex Retail and HSI's retail group for the year ended July 7, 1996, may be due from HSI in 1996.

     This divestiture will permit the Tidi Products Group to focus its efforts on its wholesale manufacturing and distribution operation. Additionally, the divestiture agreement stipulates that HSI will purchase annual minimum quantities of medical and dental supplies from Tidi for the next ten years.

     The sale of Veratex Retail and resultant modest gain are not expected to have a material impact on Chemed's results for the year.

6. Nonrecurring expenses amounting to $538,000 pretax ($355,000 aftertax; $208,000 after minority interest or $.02 per share) were incurred by Roto-Rooter in the third quarter of 1995 in evaluating Chemed's proposal to acquire the 42% minority interest in Roto-Rooter common stock. The proposal was withdrawn in August 1995. Also, during the third quarter of 1994, the Company recorded $1,705,000 pretax expenses ($1,107,000 aftertax or $.11 per share) as the result of downsizing staffs at various locations and refocussing marketing efforts within its Tidi Product's Group.

                 Item 2. Management's Discussion and Analysis
               of Financial Condition and Results of Operations


Financial Condition
-------------------

            The increase in cash and marketable securities from $24,239,000 at December 31, 1994 to $34,172,000 was attributable to the reclassification of a U.S. Treasury Note maturing in January 1996 ($9,618,000) to current assets (marketable securities). The increase in current portion of notes receivable from $5,740,000 at December 31, 1994 to $9,773,000 at
September 30, 1995 is attributable to the note receivable from Henry Shein, Inc. (due March 1996) received from the sale of the Veratex Retail division in July 1995.

            Other investments increased from $85,073,000 at December 31, 1994 to $92,578,000 primarily as a result of market appreciation of the Company's investments during the first nine months of 1995, partially offset by the above mentioned reclassification of a U.S. Treasury note to current assets.

            The decline in the noncurrent note receivable from $5,455,000 at December 31, 1994 to nil at September 30, 1995 is due to the reclassification of the last installment of a five-year note (due April 1, 1996) to current assets.

            At September 30, 1995 Chemed had approximately $38,125,000 of unused lines of credit with various banks. Based on the Company's current financial position and its available credit lines, management believes its sources of capital and liquidity are satisfactory for the Company's needs in the foreseeable future.

Results of Operations
---------------------

            Sales and service revenues and operating profit from continuing operations by business segment follow (in thousands):

                            Three Months Ended    Nine Months Ended
                               September 30,        September 30,
                            ------------------    -----------------
                              1995      1994        1995      1994
                            --------  --------    -------   -------
Sales and Service
     Revenues
-----------------
National Sanitary Supply    $ 89,396  $ 81,232   $255,760  $229,667
Roto-Rooter                   45,280    43,057    132,278   126,493
Tidi Products                 19,501    24,068     70,202    72,965
Patient Care                  23,377    17,732     66,516    50,417
                            --------   -------   --------  --------
  Total                     $177,554  $166,089   $524,756  $479,542
                            ========  ========   ========  ========

Operating Profit
----------------
National Sanitary Supply    $  3,800  $  3,184   $  8,659  $  7,108
Roto-Rooter                    3,602     4,199     11,196    11,202
Tidi Products                  1,557       720      4,462     4,105
Patient Care                   1,301       732      3,359     1,769
                            --------   -------   --------  --------
  Total                     $ 10,260  $  8,835   $ 27,676  $ 24,184
                            ========  ========   ========  ========

   Data relating to (a) the increase or decrease in sales and service revenues and (b) operating profit as a percent of sales and service revenues for each segment are set forth below:

                            Sales and Service     Operating Profit
                               Revenues %          as a % of Sales
                            Increase/(Decrease)  (Operating Margin)
                            -------------------  -------------------
                               1995 vs. 1994       1995      1994
                            -------------------  --------  ---------
Three Months Ended
   September 30,
------------------
National Sanitary Supply          10%               4.3%      3.9%
Roto-Rooter                        5                8.0       9.8
Tidi Products                    (19)               8.0       3.0
Patient Care                      32                5.6       4.1
   Total                           7                5.8       5.3

Nine Months Ended
  September 30,
------------------
National Sanitary Supply          11%               3.4%      3.1%
Roto-Rooter                        5                8.5       8.9
Tidi Products                     (4)               6.4       5.6
Patient Care                      32                5.0       3.5
   Total                           9                5.3       5.0

Third Quarter 1995 Versus Third Quarter 1994
----------------------------------------------

            Net sales of the National Sanitary Supply segment for the third quarter of 1995 totaled $89,396,000, an increase of 10% over sales recorded during the third quarter of 1994. Most locations throughout the United States experienced sales volume increases resulting from enhanced sales and marketing efforts such as a full-line product catalog and promotional programs. Price increases also helped fuel sales growth during the third quarter. The operating margin of this segment improved from 3.9% during the third quarter of 1994 to 4.3% during the third quarter of 1995.

            Sales and service revenues of the Roto-Rooter segment for the third quarter of 1995 totaled $45,280,000, an increase of 5% over the $43,057,000 of revenues recorded for the third quarter of 1994. For the third quarter of 1995, plumbing revenues, which account for approximately one-fourth of total revenues, and sewer and drain cleaning revenues, which account for approximately one-third, increased 20% and 9%,respectively, over amounts recorded in the comparable quarter of 1994.
Revenues of Roto-Rooter's service contract business (Service America) for the third quarter of 1995, which account for approximately one-third of this segment's total revenue, declined 8% as compared with revenues recorded in the third quarter of 1994. Excluding the sales of the maintenance and management subsidiary, which was sold effective March 31, 1995, Service America's revenues for the third quarter of 1995 were 2% greater than revenues of the third quarter of 1994. The sale of this marginal business permits management to focus its efforts on the core appliance and air conditioning repair and maintenance business. The operating margin of the Roto-Rooter segment declined from 9.8% during the third quarter of 1994 to 8.0% during the third quarter of 1995 largely as a result of nonrecurring costs ($538,000) incurred by Roto-Rooter in evaluating Chemed's proposal to acquire the 42% minority interest in Roto-Rooter (the proposal was withdrawn in August 1995). In addition, Roto-Rooter's operating margin was impacted by declining margins of Service America, as a result of a higher-than-expected number of service calls in the third quarter of 1995.

            Sales of the Tidi Products segment (formerly the Veratex segment) declined from $24,068,000 during the third quarter of 1994 to $19,501,000 during the third quarter of 1995, primarily as a result of the sale of the retail division in July 1995. Excluding the sales of the retail division, and of Central States Diversified (acquired in May 1995), the sales of Tidi Products for 1995's third quarter increased 14% over sales recorded in the third quarter of 1994. The operating margin of this segment increased from 3.0% in the third quarter of 1994 to 8.0% in the third quarter of 1995. Excluding nonrecurring marketing and severance costs incurred in 1994, the operating margin during the third quarter of 1994 would have been 5.7%.
The operating margin for 1995 was also favorably impacted by the Central States acquisition and the higher profit margins of the remaining wholesale and manufacturing business.

            Total revenues of the Patient Care segment increased from $17,732,000 in the third quarter of 1994 to $23,377,000 in the third quarter of 1995. This 32% revenue increase is attributable to the opening of several new branches in 1994 and the first part of 1995. As a result of the significant revenue growth, Patient Care was able to leverage its fixed costs and improve its operating margin from 4.1% during the third quarter of 1994 to 5.6% during the third quarter of 1995.

            Income from operations increased from $6,348,000 in the third quarter of 1994 to $8,681,000 during the third quarter of 1995, primarily as a result of increases in operating profit reported by National Sanitary Supply, Tidi Products and Patient Care. In addition, the increase in income from operations was aided by a lower level of nonrecurring expenses in the third quarter of 1995 ($538,000) as compared with such charges in the third quarter of 1994 ($1,705,000 for costs of downsizing staffs at various locations and refocusing marketing efforts within Tidi Products).

            Other income for the third quarter of 1995 totalled $4,775,000 as compared with $2,640,000 for the third quarter of 1994. This increase was attributable to larger gains on sales of investments in the 1995 quarter coupled with increased interest income due to larger balances of cash, cash equivalents and marketable securities during 1995.

            During the third quarter of 1995 the Company's effective income tax rate was 38.6% as compared with 34.2% during the comparable period of 1994. The higher rate in 1995 was attributable primarily to lower favorable tax adjustments and E.S.O.P. dividend tax credits (as a percentage of pretax income) in the 1995 period.

            Chemed's income from continuing operations increased from $3,210,000 ($.33 per share) during the third quarter of 1994 to $5,708,000 ($.58 per share) during the third quarter of 1995. Earnings for the third quarter of 1995 include aftertax gains aggregating $1,561,000 ($.16 per share) from the sale of various investments and Chemed's share of Roto-Rooter's nonrecurring expenses ($208,000 after income taxes and minority interest--$.02 per share). During the third quarter of 1994 the Company recorded aftertax gains of $735,000 ($.08 per share) from the sale of a portion of its investments and nonrecurring expenses of $1,107,000 aftertax ($.11 per share).

            Net income for 1995's third quarter totalled $7,550,000 ($.77 per share) as compared with $5,094,000 ($.52 per share) for the third quarter of 1994. Discontinued operations for the third quarter of 1995 included a $1,842,000 ($.19 per share) adjustment to the tax provision on the gain on the sale of operations discontinued in 1991. For the third quarter of 1994, discontinued operations amounted to $1,884,000 aftertax ($.19 per share) and included $1,471,000 from adjustments to accruals related to operations discontinued in 1991 and $413,000 equity earnings from Omnicare, Inc. ("Omnicare"), an equity investment discontinued in November 1994.

Nine Months Ended September 30, 1995 Versus September 30, 1994
--------------------------------------------------------------

            The National Sanitary Supply segment recorded sales of $255,760,000 during the first nine months of 1995, an increase of 11% over amounts recorded in the comparable period of 1994.
Sales increases were recorded in most areas of the country and were the result of both sales price and sales volume increases in 1995. National Sanitary's operating margin increased from 3.1% during the first nine months of 1994 to 3.4% during the comparable period of 1995.

            Sales and service revenues of the Roto-Rooter segment for the first nine months of 1995 increased by 5% as compared with amounts recorded during the first nine months of 1994. This modest sales growth was attributable to an 8% decline in the revenues of Roto-Rooter's service contract business (Service America) coupled with revenue increases of 11% and 16%, respectively, in Roto-Rooter's sewer, drain cleaning and plumbing repair business for the 1995 period. The decline in Service America's revenues during 1995 is primarily attributable to the sale of the management and maintenance business during the first quarter of 1995. Roto-Rooter's operating margin declined from 8.9% during the first nine months of 1994 to 8.5% during the first nine months of 1995. Excluding $538,000 of nonrecurring expenses, the operating margin for the first nine months of 1995 would have been 8.9%.

            Sales of the Tidi Products segment declined from $72,965,000 in the first nine months of 1994 to $70,202,000 in the first nine months of 1995. Excluding the sales of the retail division (sold in July 1995) and of Central States Diversified (acquired in May 1995), this segment's sales for the first nine months of 1995 increased 14% versus sales recorded during the comparable period of 1994. The operating margin of this segment improved from 5.6% in the first nine months to 6.4% in the first nine months of 1995, largely as a result of nonrecurring severance and marketing costs incurred in 1994.

            The Patient Care segment recorded sales of $66,516,000 during the first nine months of 1995, an increase of 32% over the $50,417,000 recorded in the first nine months of 1994. As a result, the operating profit margin of this segment improved from 3.5% during the first nine months of 1994 to 5.0% during the first nine months of 1995, primarily as a result of branch openings during the latter part of 1994 and the first part of 1995.

            Income from operations increased from $18,597,000 in the first nine months of 1994 to $23,228,000 during the comparable period of 1995. This increase was primarily attributable to increases in the operating profit reported by National Sanitary Supply and Patient Care during the 1995 nine-month period. Additionally, this increase was aided by a lower level of nonrecurring expenses incurred in the 1995 period versus those recorded in 1994.

            Other income for the first nine months of 1995 totalled $15,151,000 as compared with $9,927,000 for the first nine months of 1994. The increase during the 1995 period was primarily attributable to larger gains on the sales of investments during the 1995 period, coupled with increased interest income in 1995.

            The Company's effective income tax rate increased from 37.1% during the first nine months of 1994 to 38.1% during the comparable period of 1995, primarily as a result of larger favorable tax adjustments in the 1994 period.

            Chemed's income from continuing operations increased from $10,875,000 ($1.10 per share) during the first nine months of 1994 to $16,398,000 ($1.66 per share) during the first nine months of 1995. Earnings for the periods included aftertax gains from sales of investments of $5,882,000, or $.59 per share, and $3,298,000, or $.33 per share, in 1995 and 1994, respectively.
In addition, nonrecurring charges of $208,000 after income taxes and minority interest ($.02 per share) were recorded in 1995 and nonrecurring charges of $1,107,000 ($.11 per share) were recorded in 1994.

            Net income for the first nine months of 1995 totalled $19,141,000 ($1.94 per share) as compared with $18,788,000 ($1.91 per share) for the first nine months of 1994. Net income for the first nine months of 1995 and 1994 include favorable adjustments relative to discontinued operations amounting to $2,743,000 and $3,807,000, respectively. In addition, income from discontinued operations for the 1994 period included equity earnings from Omnicare Inc. and gains on the sale of Omnicare stock.

                         PART II -- OTHER INFORMATION
                         ----------------------------

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------
   (a)      Exhibits
            --------

      Exhibit    SK 601                                    Page
        No.      Ref. No.     Description                  No.
      -------    --------     ------------------           ----------

           1     (11)         Statement re:
                              Computation of Per
                              Share Earnings               E-1 -- E-2
           2     (27)         Financial Data
                              Schedule                     E-3 -- E-4

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



Dated:   November 13, 1995            By   Naomi C. Dallob
         ----------------------          -------------------------
                                           Naomi C. Dallob
                                           Vice President and Secretary


Dated:   November 13, 1995            By   Arthur V. Tucker
         ----------------------          -------------------------
                                           Arthur V. Tucker
                                           Vice President and
                                           Controller (Principal
                                           Accounting Officer)