Form 10-K405
period 1995-12-31
CHEMED CORP
filed 1996-03-28
CIK 19584

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ----------------------

                                   FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
/X/                        THE SECURITIES EXCHANGE
                                  ACT OF 1934

                  For the fiscal year ended December 31, 1995

                                       or

/ /        Transition Report Pursuant to Section 13 or 15(d) of the
               Securities Exchange Act of 1934 (No Fee Required)

        For the Transition period from              to
                                      --------------   -------------

                        Commission File Number:  1-8351

                               CHEMED CORPORATION
             (Exact name of registrant as specified in its charter)

              DELAWARE                                  31-0791746
    (State or other jurisdiction of                   (I.R.S. Employer
    incorporation or organization)              Identification Number)

    2600 Chemed Center, 255 East Fifth Street, Cincinnati, Ohio  45202-4726
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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes   X   No____.

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.   X

    The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing price of said stock on the New York Stock Exchange -Composite Transaction Listing on March 11, 1996 ($37.625 per share), was $362,985,080.

    At March 11, 1996, 9,880,122 shares of Chemed Corporation Capital Stock (par value $1 per share) were outstanding.

                     DOCUMENTS INCORPORATED BY REFERENCE

        DOCUMENT                                           WHERE INCORPORATED
        --------                                           ------------------

1995 Annual Report to Stockholders (Specified Portions)    Parts I, II and IV
Proxy Statement for Annual Meeting                         Part III
to be held May 20, 1996.

                               CHEMED CORPORATION

                          1995 FORM 10-K ANNUAL REPORT

                               TABLE OF CONTENTS



                                                                                 PAGE
                                        PART I

Item 1.  Business.............................................................    1
Item 2.  Properties...........................................................    4
Item 3.  Legal Proceedings....................................................    7
Item 4.  Submission of Matters to a Vote of Security Holders..................    7
 --      Executive Officers of the Registrant.................................    7


                                        PART II

Item 5.  Market for the Registrant's Common Equity and Related
         Stockholder Matters..................................................    8
Item 6.  Selected Financial Data..............................................    9
Item 7.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations..................................    9
Item 8.  Financial Statements and Supplementary Data..........................    9
Item 9.  Changes in and Disagreements with Accountants on
         Accounting and Financial Disclosure..................................    9


                                        PART III

Item 10. Directors and Executive Officers of the Registrant....................   9
Item 11. Executive Compensation................................................   9
Item 12. Security Ownership of Certain Beneficial Owners and
         Management............................................................   9
Item 13. Certain Relationships and Related Transactions........................   9


                                        PART IV

Item 14. Exhibits, Financial Statement Schedule and Reports
         on Form 8-K...........................................................  10

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

    On April 2, 1991, the Company completed the sale of DuBois Chemicals, Inc. ("DuBois"), a wholly owned subsidiary, to the Diversey Corporation ("Diversey"), a subsidiary of The Molson Companies Ltd. Under the terms of the sale, Diversey agreed to pay the Company net cash payments aggregating $223,386,000, including deferred payments aggregating $32,432,000. As of December 31, 1995, the Company had received cash payments totaling $215,738,000.

    On December 21, 1992, the Company acquired The Veratex Corporation and related businesses ("Veratex Group") from Omnicare, Inc., a publicly traded company in which Chemed currently maintains a 2.8 percent ownership interest. The purchase price was $62,120,000 in cash paid at closing, plus a post-closing payment of $1,514,000 (paid in April 1993) based on the net assets of Veratex.

    Effective January 1, 1994, the Company acquired all the capital stock of Patient Care, Inc. ("Patient Care"), for cash payments aggregating $20,582,000, including deferred payments with a present value of $6,582,000, plus 17,500 shares of the Company's Capital Stock. Additional cash payments aggregating $2,000,000 will be made in equal amounts on March 31, 1996 and March 31, 1997.

    In July 1995, the Company's Omnia Group (formerly Veratex Group) completed the sale of the business and assets of its Veratex Retail division to Henry Schein, Inc. ("HSI") for $10 million in cash plus a $4.1 million note payment for which was received in December 1995. An additional payment of up to $2 million, contingent upon the combined sales of Veratex Retail and HSI's retail group for the year-ended July 7, 1996, may be due from HSI in 1996.

    During 1995, the Company conducted its business operations in four segments: National Sanitary Supply Company ("National Sanitary Supply"), Roto-Rooter, Inc. ("Roto-Rooter"), Omnia Group ("Omnia") and Patient Care.

FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

    The required segment and geographic data for the Company's continuing operations (as described below) for the three years ended December 31, 1993, 1994 and 1995, are shown in the "Sales and Profit Statistics by Business Segment" and the "Additional Segment Data" on pages 32, 33 and 36 of the 1995 Annual Report to Stockholders and are incorporated herein by reference.

DESCRIPTION OF BUSINESS BY SEGMENT

    The information called for by this item is included within Note 1 of the Notes to Financial Statements appearing on page 23 of the 1995 Annual Report to Stockholders and is incorporated herein by reference.

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

RAW MATERIALS

    The principal raw materials needed for each active segment of Chemed's United States manufacturing operations are purchased from United States sources. No segment of Chemed experienced any material raw material shortages during 1995, although such shortages may occur in the future. Products manufactured and sold by Chemed's active business segments generally may be reformulated to avoid the adverse impact of a specific raw material shortage.

PATENTS, SERVICE MARKS AND LICENSES

    The Roto-Rooter(R) trademark and service mark have been used and advertised since 1935 by Roto-Rooter Corporation, a wholly owned subsidiary of Roto-Rooter, Inc., a 58 percent-owned subsidiary of the Company. The Roto-Rooter(R) marks are among the most highly recognized trademarks and service marks in the United States. Chemed considers the Roto-Rooter(R) marks to be a valuable asset and a significant factor in the marketing of Roto-Rooter's franchises, products and services and the products and services provided by its franchisees.

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

    Federal, state and local governmental agencies accounted for approximately 6 percent of National Sanitary Supply's total sales for 1995. These sales are attributable to over 1,200 different agencies whose purchasing decisions are made separately. While it is believed that the loss of the sales to these agencies in the aggregate would be material, the decentralized purchasing decisions make the loss of a significant number of such accounts at any given time unlikely. National Sanitary Supply also had sales to one customer, Sonic Corporation, which comprised approximately 15 percent of sales in 1995. This customer is a fast-food restaurant chain consisting of approximately 1,370 franchises and 130 company-owned restaurants. Sales to this customer consisted primarily of low-margin food-service products such as paper napkins, plates and cups. On November 22, 1995, the Company announced the expected loss of a majority of sales to Sonic Corporation during the first quarter of 1996. Other than sales to the aforementioned entities, no one customer accounts for more than two percent of net sales.

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

                                     OMNIA

    In distributing medical and dental products, Omnia competes with manufacturers and distributors of disposable paper, cotton and gauze products. Omnia competes in this market on the basis of customer service, product quality and price. At times, its pricing policy has been subject to considerable competitive pressures, limiting the ability to implement price increases.

    Omnia has contracts with several customers, the loss of any one or more of which could have a material adverse effect on this segment.

                                  PATIENT CARE

    The home healthcare services industry and, in particular, the nursing and personal care segment is highly competitive. Patient Care competes with numerous local, regional and national home healthcare services companies. Patient Care competes on the basis of quality, cost-effectiveness and its ability to service its referral base quickly throughout its regional markets.

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

    In connection with the sale of DuBois to the Diversey Corporation, the Company contractually assumed for a period of ten years the estimated liability for potential environmental cleanup and related costs arising from the sale of DuBois up to a maximum of $25,500,000. The Company had accrued $15,500,000 with respect to these potential liabilities. Prior to the sale of DuBois, DuBois had been designated as a Potentially Responsible Party ("PRP") at fourteen Superfund sites by the U.S. Environmental Protection Agency ("USEPA"). With respect to all of these sites, the Company has been unable to locate any records indicating it disposed of waste of any kind at such sites. Nevertheless, it settled claims at five such sites at minimal cost. In addition, because there were a number of other financially responsible companies designated as PRPs relative to these sites, management believes that it is unlikely that such actions will have a material effect on the Company's financial condition or results of operations. With respect to one of these sites, the Company's involvement is based on the location of one of its manufacturing plants. Currently, the USEPA and the state governmental agency are attempting to resolve jurisdictional issues, and action against PRPs is not proceeding.

    Capital expenditures for the purposes of complying with environmental laws and regulations during 1996 and 1997 with respect to continuing operations are not expected to be material in amount; there can be no assurance, however, that presently unforeseen legislative or enforcement actions will not require additional expenditures.

EMPLOYEES

    On December 31, 1995, Chemed had a total of 7,335 employees; 7,278 were located in the United States and 57 were in Canada.


ITEM 2.     PROPERTIES

    Chemed has plants and offices in various locations in the United States. The major facilities operated by Chemed are listed below by industry segment. All "owned" property is held in fee and is not subject to any major encumbrance. Except as otherwise shown, the leases have terms ranging from one year to eleven years. Management does not foresee any difficulty in renewing or replacing the remainder of its current leases. Chemed considers all of its major operating properties to be maintained in good operating condition and to be generally adequate for present and anticipated needs.

    Location                        Type                               Owned                   Leased
    --------                        ----                               -----                   ------

                         NATIONAL SANITARY SUPPLY COMPANY

Los Angeles, CA           Office, manufacturing and                 165,000 sq. ft.             25,000 sq. ft.
                          distribution center

Tempe, AZ                 Office and distribution                    69,000 sq. ft.                    --
                          center

San Francisco             Office and distribution                             --                66,000 sq. ft.
(Area), CA                center

Denver, CO                Office and distribution                             --                53,000 sq. ft.
                          center

Marion, IN                Office and distribution                    30,000 sq. ft.                    --
                          center

Jackson, MS               Office and distribution                             --                26,000 sq. ft.
                          center

Tupelo, MS                Office and distribution                             --                33,000 sq. ft.
                          center


    Location                     Type                                    Owned                   Leased
    --------                     ----                                    -----                   ------

                         (NATIONAL SANITARY SUPPLY COMPANY - CONTINUED)

Kansas City, MO           Office and distribution                             --                25,000 sq. ft.
                          center

St. Louis, MO             Office and distribution                             --                16,000 sq. ft.
                          center

Las Vegas, NV             Office and distribution                    24,000 sq. ft.                    --
                          center

Albuquerque, NM           Office and distribution                             --                21,000 sq. ft.
                          center

Fairfield, OH             Office and distribution                             --                38,000 sq. ft.
                          center

Toledo, OH                Office and distribution                             --                65,000 sq. ft.
                          center

Oklahoma City,            Office and distribution                             --                75,000 sq. ft.
OK                        center

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

New Braunfels,            Office and distribution                             --                54,000 sq. ft.
TX                        center

Salt Lake City,           Office and distribution                             --                20,000 sq. ft.
UT                        center

Seattle, WA               Office and distribution                             --                15,000 sq. ft.
                          center


    Location                       Type                                 Owned                     Leased
    --------                       ----                                 -----                     ------

                        (NATIONAL SANITARY SUPPLY COMPANY - CONTINUED)
Branch Sales              Branch sales offices                        3,000 sq. ft.             182,000 sq. ft.
Offices (1)
                                                    ROTO-ROOTER, INC.

Cincinnati, OH            Office and service                         24,000 sq. ft.              24,000 sq. ft.
                          facilities

West Des Moines           Office, manufacturing and                  29,000 sq. ft.                    --
IA                        distribution facilities

Northeastern              Office and service                         43,000 sq. ft.               47,000 sq. ft.
U.S. Area (2)             facilities

Central U.S.              Office and service                         27,000 sq. ft.               41,000 sq. ft.
Area (3)                  facilities

Mid-Atlantic              Office and service                         54,000 sq. ft.               81,000 sq. ft.
U.S. Area (4)             facilities

Western U.S.              Office and service                         19,000 sq. ft.               38,000 sq. ft.
Area (5)                  facilities

Canada (6)                Office and service                                  --                  13,000 sq. ft.
                          facilities

                                                          OMNIA

Troy, MI (7)              Office                                              --                  15,000 sq. ft.

Detroit, MI               Manufacturing facility                     64,000 sq. ft.                    --

Lexington, KY             Office and distribution                             --                 157,000 sq. ft.
                          center

Lakeland, FL              Office, manufacturing and                           --                  76,000 sq. ft.
                          distribution center

Rialto, CA (8)            Office, manufacturing and                 132,000 sq. ft.                    --
                          distribution center

                                                        PATIENT CARE

New Jersey (9)            Office                                              -                   60,000 sq. ft.

Connecticut (10)          Office                                              -                   11,000 sq. ft.

New York (11)             Office                                              -                   34,000 sq. ft.

                                                          CORPORATE

CORPORATE (12)
--------------
Cincinnati, OH            Corporate offices and                               --                  48,000 sq. ft.
                          related facilities



________________________

 (1)  Comprising forty-three separate branch sales offices located throughout the western, midwestern, and southwestern United
      States.

 (2)  Comprising locations in Baltimore and Jessup, Maryland; Stoughton and Woburn, Massachusetts; Stratford and Bloomfield,
      Connecticut; West Seneca, West Hempstead, Staten Island, Rochester, Farmingdale and Hawthorne, New York; and Cranston,
      Rhode Island.

 (3)  Comprising locations in Atlanta and Decator, Georgia; Birmingham, Alabama; 0Charlotte, North Carolina; Hilliard and
      Cleveland, Ohio; Memphis and Nashville, Tennessee; Wilmerding, Pennsylvania; St. Louis, Missouri; and Little Rock, Arkansas.

 (4)  Comprising locations in Pennsauken and North Brunswick, New Jersey; Jacksonville, Medley, Pompano Beach, Ft. Myers, St.
      Petersburg, Boca  Raton, Daytona Beach, Miami and Orlando, Florida; Virginia Beach and Fairfax, Virginia; Levittown,
      Pennsylvania; Raleigh, North Carolina; and Newark, Delaware.

 (5)  Comprising locations in Houston and San Antonio, Texas; Addison, Elk Grove Village and Posen, Illinois; Denver, Colorado;
      Honolulu, Hawaii; Minneapolis, Minnesota; Tacoma, Washington; and Phoenix, Arizona.

 (6)  Comprising locations in Delta, British Columbia; Winnipeg, Manitoba; and Boucherville, Quebec.

 (7)  Excludes 81,000 square feet of office and distribution facilities that housed the Veratex Retail operation, which was sold in July 1995. The lease on these facilities expires in 1997.  These facilities are vacant as of December 31, 1995, while opportunities to sublet the property are explored.

 (8)  Excludes 36,000 square feet of office, manufacturing and warehouse facilities in Pomona, California that are sublet to an outside third party.

 (9)  Comprising locations in Milburn, Princeton, Ridgewood, Somerville, Spring Lake, Trenton, Montclair, Upper Montclair,
      Westfield, Orange and West Orange, New Jersey.

(10)  Comprising locations in Greenwich, Madison, Newington and Danbury, Connecticut.

(11)  Comprising locations in Brooklyn, Manhattan, Queens, Bronx and Staten Island, New York.

(12)  Excludes 92,000 square feet in current Cincinnati, Ohio office facilities that are sublet to outside parties - portions of this space may revert to the Company beginning in the year 2000.  Includes 38,000 square feet leased for the Company's corporate office facilities.

ITEM 3.  LEGAL PROCEEDINGS

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None.

EXECUTIVE OFFICERS OF THE COMPANY

       Name        Age            Office                                  First Elected
------------------ --- ------------------------------------              ---------------
Edward L. Hutton   76   Chairman and Chief Executive Officer             November 3, 1993 (1)
Kevin J. McNamara  42   President                                        August 2, 1994 (2)
Paul C. Voet       49   Executive Vice President                         May 20, 1991 (3)
Timothy S. O'Toole 40   Executive Vice President and                     May 18, 1992 (4)
                                 Treasurer



Sandra E. Laney    52   Senior Vice President and Chief    November 3, 1993 (5)
                           Administrative Officer
Arthur V. Tucker,  46   Vice President and Controller      May 20, 1991 (6)
Jr.

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

(4) Mr. T. S. O'Toole is an Executive Vice President and the Treasurer of the Company and has held these positions since May 1992 and February 1989, respectively. Mr. O'Toole is Chairman and Chief Executive Officer of Patient Care, Inc. and has held these positions since April 1995.

(5) Ms. S. E. Laney is Senior Vice President and the Chief Administrative Officer of the Company and has held these positions since November 1993 and May 1991, respectively. Previously, from May 1984 to November 1993, she held the position of Vice President of the Company.

(6) Mr. A. V. Tucker, Jr. is a Vice President and Controller of the Company and has held these positions since February 1989. From May 1983 to February 1989, he held the position of Assistant Controller of the Company.

  Each executive officer holds office until the annual election at the next annual organizational meeting of the Board of Directors of the Company which is scheduled to be held on May 20, 1996.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS.

  The Company's Capital Stock (par value $1 per share) is traded on the New York Stock Exchange under the symbol CHE. The range of the high and low sale prices on the New York Stock Exchange and dividends paid per share for each quarter of 1994 and 1995 are set forth below.

                                                  Closing
                                                  -------
                                                                         Dividends Paid
                                         High                  Low          Per Share
           ----------------------------------------------------------------------------
           1995
           ----
           First Quarter                $33-7/8              $31-1/4               $.51
           Second Quarter                35-7/8               30-3/4                .51
           Third Quarter                 36-1/2               33-1/2                .52
           Fourth Quarter                40-1/8               34-5/8                .52

           1994
           ----

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

  As of March 11, 1996, there were approximately 5,950 stockholders of record of the Company's Capital Stock. This number only includes stockholders of record and does not include stockholders with shares beneficially held for them in nominee name or within clearinghouse positions of brokers, banks or other institutions.

ITEM 6.  SELECTED FINANCIAL DATA.

  The information called for by this Item for the five years ended December 31, 1995 is set forth on pages 34 and 35 of the 1995 Annual Report to Stockholders and is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

  The information called for by this Item is set forth on pages 37 through 40 of the 1995 Annual Report to Stockholders and is incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

  The consolidated financial statements, together with the report thereon of Price Waterhouse dated February 5, 1996, appearing on pages 17 through 30 of the 1995 Annual Report to Stockholders, along with the Supplementary Data (Unaudited Summary of Quarterly Results) appearing on page 31, are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

  None.
                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

  The directors of the Company are:

              Edward L. Hutton                        Walter L. Krebs
              James A. Cunningham                     Sandra E. Laney
              James H. Devlin                         Kevin J. McNamara
              Charles H. Erhart, Jr.                  John M. Mount
              Joel F. Gemunder                        Timothy S. O'Toole
              William R. Griffin                      D. Walter Robbins, Jr.
              Thomas C. Hutton                        Paul C. Voet
                                                      George J. Walsh III


  The additional information required under this Item with respect to the directors and executive officers is set forth in the Company's 1996 Proxy Statement and in Part I hereof under the caption "Executive Officers of the Registrant" and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION.

  Information required under this Item is set forth in the Company's 1996 Proxy Statement, which is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

  Information required under this Item is set forth in the Company's 1996 Proxy Statement, which is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

  Information required under this Item is set forth in the Company's 1996 Proxy Statement, which is incorporated herein by reference.

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

10.10  Excess Benefits Plan, as amended effective November 1, 1985.*,**

10.11  Non-Employee Directors' Deferred Compensation Plan.*,**

10.12  Directors Emeriti Plan.*,**

10.13  Employment Contracts with Executives.*,**

10.14  Amendment No. 7 to Employment Contracts with Executives.**

10.15  1995 Stock Incentive Plan.**

10.16  Split Dollar Agreement with Executives.**

10.17  Split Dollar Agreement with Edward L. Hutton.**

10.18  Split Dollar Agreement with Paul C. Voet.**

10.19  Amendment No. 6 to Employment Agreement with Edward L. Hutton.*,**

11.    Statement re:  Computation of Earnings Per Common Share.

13.    1995 Annual Report to Stockholders.

21.    Subsidiaries of Chemed Corporation.

23.    Consent of Independent Accountants.

24.    Powers of Attorney.

27.    Financial Data Schedule +

* This exhibit is being filed by means of incorporation by reference (see Index to Exhibits on page E-1). Each other exhibit is being file with this Annual Report on Form 10-K.

**  Management contract or compensatory plan or arrangement.

+   Not filed herewith.

FINANCIAL STATEMENT SCHEDULE

  See Index to Financial Statements and Financial Statement Schedule on page
S-1.


REPORTS ON FORM 8-K

  No reports on Form 8-K were filed during the quarter ended December 31, 1995.

                                   SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          CHEMED CORPORATION



March 26, 1996                            By /s/ Edward L. Hutton
                                            ---------------------------------
                                          Edward L. Hutton
                                          Chairman and Chief Executive Officer

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

             Signature                                Title                                           Date
             ---------                                -----                                           ----

 /s/ Edward L. Hutton                    Chairman and Chief
 -----------------------                 Executive Officer
 Edward L. Hutton                        and a Director (Principal Executive
                                         Officer)

 /s/ Timothy S. O'Toole                  Executive Vice President and Treasurer
 -----------------------                 and a Director
 Timothy S. O'Toole                      (Principal Financial Officer)


 /s/ Arthur V.Tucker,Jr.                 Vice President and Controller                                 March 26, 1996
 -----------------------                 (Principal Accounting Officer)
 Arthur V. Tucker, Jr.


 James A. Cunningham*                    Walter L. Krebs*
 James H. Devlin*                        Sandra E. Laney*
 Charles H. Erhart, Jr.*                 Kevin J. McNamara*
 Joel F. Gemunder*                       John M. Mount*                            --Directors
 William R. Griffin*                     D. Walter Robbins, Jr.*
 Thomas C. Hutton*                       Paul C. Voet*
                                         George J. Walsh III*


------------------------

* Naomi C. Dallob by signing her name hereto signs this document on behalf of each of the persons indicated above pursuant to powers of attorney duly executed by such persons and filed with the Securities and Exchange Commission.


   March 26, 1996                       /s/ Naomi C. Dallob
-----------------------                 -----------------------------
         Date                           Naomi C. Dallob
                                        (Attorney-in-Fact)

                  CHEMED CORPORATION AND SUBSIDIARY COMPANIES

         INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

                              1993, 1994 AND 1995

CHEMED CORPORATION CONSOLIDATED FINANCIAL                       PAGE(S)
  STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

  Report of Independent Accountants...............................  17*
  Statement of Accounting Policies................................. 18*
  Consolidated Statement of Income................................. 19*
  Consolidated Balance Sheet....................................... 20*
  Consolidated Statement of Cash Flows............................. 21*
  Consolidated Statement of Changes in Stockholders' Equity........ 22*
  Notes to Financial Statements.................................... 23-30*
  Sales and Profit Statistics by Business Segment.................. 32-33*
  Additional Segment Data.......................................... 36*
  Report of Independent Accountants on Financial Statement
    Schedule...................................................... S-2
  Schedule II -- Valuation and Qualifying Accounts................ S-3





*
Indicates page numbers in Chemed Corporation 1995 Annual Report to Stockholders.

________________________

The consolidated financial statements of Chemed Corporation listed above, appearing in the 1995 Annual Report to Stockholders, are incorporated herein by reference. The Financial Statement Schedule should be read in conjunction with the consolidated financial statements listed above. Schedules not included have been omitted because they are not applicable or the required information is shown in the financial statements or notes thereto as listed above.

                     REPORT OF INDEPENDENT ACCOUNTANTS ON
                         FINANCIAL STATEMENT SCHEDULE


To the Board of Directors
of Chemed Corporation

Our audits of the consolidated financial statements referred to in our report dated February 5, 1996 appearing on page 17 of the 1995 Annual Report to Stockholders of Chemed Corporation (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the Financial Statement Schedule listed in Item 14 of this Form 10-K. In our opinion, the Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.





/s/ Price Waterhouse LLP
------------------------
    PRICE WATERHOUSE LLP

Cincinnati, Ohio
February 5, 1996

                                                                   SCHEDULE II


                  CHEMED CORPORATION AND SUBSIDIARY COMPANIES
                     VALUATION AND QUALIFYING ACCOUNTS (a)
                                (in thousands)
                                    Dr/(Cr)

                                                              Additions
                                                -----------------------------------

                                                (Charged)                Applicable
                                                Credited     (Charged)        to
                                  Balance at    to Costs     Credited     Companies                  Balance
                                  Beginning        and       to Other     Acquired      Deductions    at End
Description                       of Period     Expenses     Accounts     in Period         (b)      of Period
--------------------------------------------------------------------------------------------------------------

Allowances for doubtful
accounts (c) -

  For the year 1995.........     $ (2,974)     $(2,443)     $  (72)      $   -         $  1,970     $ (3,519)
                                 =========     ========     =======      =========     ========     =========

  For the year 1994.........     $ (2,391)     $(1,774)     $   -        $   (218)     $  1,409     $ (2,974)
                                 =========     ========     =======      =========     ========     =========

  For the year 1993.........     $ (1,837)     $(1,766)     $   -        $   ( 19)     $  1,231     $ (2,391)
                                 =========     ========     =======      =========     ========     =========


Allowances for doubtful
accounts - notes
receivable (d) -

  For the year 1995.........     $   (267)     $   (64)     $     72     $   -         $     12     $   (247)
                                 =========     ========     ========     =========     ========     =========

  For the year 1994.........     $   (493)     $   (81)     $   -        $   -         $    307     $   (267)
                                 =========     ========     ========     =========     ========     =========

  For the year 1993.........     $   (312)     $  (253)     $   -        $   -         $     72     $   (493)
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

                                    INDEX TO EXHIBITS


                                                            Page Number
                                                                 or
                                                      Incorporation by Reference
                                                   --------------------------------

Exhibit                                            File No. and            Previous
Number                                             Filing Date            Exhibt No.
-------                                           ------------            -----------
 3.1            Certificate of Incorporation of      Form S-3                   4.1
                Chemed Corporation                   Reg. No. 33-44177
                                                     11/26/91

 3.2            By-Laws of Chemed Corporation        Form 10-K                    3
                                                     3/28/89

10.1            Agreement and Plan of Merger         Form 8-K                     1
                among Diversey U.S. Holdings,        3/11/91
                Inc., D.C. Acquisition Inc.,
                Chemed Corporation and DuBois
                Chemicals, Inc., dated as of
                February 25, 1991

10.2            Stock Purchase Agreement between     Form 10-K                    5
                Omnicare, Inc. and Chemed            3/25/93
                Corporation dated as of August 5,
                1992

10.4            1981 Stock Incentive Plan, as        Form 10- K                   7
                amended through May 20, 1991         3/27/92

10.5            1983 Incentive Stock Option Plan,    Form 10-K                    8
                as amended through May 20, 1991      3/27/92

10.6            1986 Stock Incentive Plan, as        Form 10-K                    9
                amended through May 20, 1991         3/27/92

10.7            1988 Stock Incentive Plan, as        Form 10-K                   10
                amended through May 20, 1991         3/27/92

10.8            1993 Stock Incentive Plan            Form 10-K                   10.8
                                                     3/29/94

10.9            Executive Salary Protection          Form 10-K                   11
                Plan, as amended through             3/28/89
                November 3, 1988

10.10           Excess Benefits Plan, as amended     Form 10-Q                    3
                effective November 1, 1985           11/12/85

10.11           Non-Employee Directors' Deferred     Form 10-K                   12
                Compensation Plan                    3/24/88

10.12           Directors Emeriti Plan               Form 10-Q                    2
                                                     5/12/88

10.13           Employee Contracts with              Form 10-K                   18
                Executives                           3/28/89

10.14           Amendment No. 7 to Employment            *
                Contracts with Executives

10.15           1995 Stock Incentive Plan                *

                                                                        Page Number
                                                                            or
                                                                 Incorporation by Reference
                                                                -----------------------------
Exhibit                                                           File No. and       Previous
Number                                                            Filing Date       Exhibit No.
-------                                                          ------------      -----------

10.16           Split Dollar Agreements                                 *

10.17           Split Dollar Agreement with                             *
                Edward L. Hutton

10.18           Split Dollar Agreement with                             *
                Paul C. Voet

10.19           Amendment No. 6 to Employment                    Form 10-K                 10.14
                Agreement with Edward L. Hutton                  3/28/95

11              Statement re:  Computation of                           *
                Earnings Per Common Share

13              1995 Annual Report to Stockholders                      *

21              Subsidiaries of Chemed Corporation                      *

23              Consent of Independent Accountants                      *

24              Powers of Attorney                                      *

27              Financial Data Schedule                                 +


--------------------

* Filed herewith.

+ Not filed herewith.