Form 10-Q
period 1996-03-31
CHEMED CORP
filed 1996-05-10
CIK 19584

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

For Quarter Ended March 31, 1996

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


Class                   Amount                        Date

Capital Stock           9,839,229 Shares              April 30, 1996
$1 Par Value
- ------------------------------------------------------------------
- ------------------------------------------------------------------

                            CHEMED CORPORATION AND
                             SUBSIDIARY COMPANIES



                                     Index

                                                                Page No.
PART I.    FINANCIAL INFORMATION:

  Item 1.  Financial Statements
        Consolidated Balance Sheet -
          March 31, 1996 and
          December 31, 1995                                             3

        Consolidated Statement of Income -
          Three months ended
          March 31, 1996 and 1995                                       4

        Consolidated Statement of Cash Flows -
          Three months ended
          March 31, 1996 and 1995                                       5

        Notes to Unaudited Financial Statements                         6


  Item 2.  Management's Discussion and Analysis of
             Financial Condition and Results of
              Operations                                           7 - 10

PART II.   OTHER INFORMATION                                           11

                               PART I. FINANCIAL INFORMATION
                               Item 1. Financial Statements
                        CHEMED CORPORATION AND SUBSIDIARY COMPANIES
                                CONSOLIDATED BALANCE SHEET
                      (in thousands except share and per share data)
                                         UNAUDITED

                                                                   March 31,    December 31,
                                                                     1996          1995
                                                                  ----------    ----------
Current assets
   Cash and cash equivalents                                      $   41,965   $   19,187
   Marketable securities                                                   -       10,094
   Accounts receivable, less allowances of $3,564 (1995 - $3,519)     81,758       87,177
   Inventories
      Raw materials                                                    9,522        7,921
      Finished goods and general merchandise                          45,604       50,330
   Statutory deposits                                                 19,134       18,943
   Other current assets                                               26,402       25,785
                                                                  ----------   ----------
        Total current assets                                         224,385      219,437
Other investments                                                     82,242       90,176
Properties and equipment, at cost less accumulated
   depreciation of $49,549 (1995 - $47,074)                           78,050       77,131
Identifiable intangible assets less accumulated amortization
   of $3,155 (1995 - $2,886)                                          17,871       18,140
Goodwill less accumulated amortization of $21,911 (1995 - $20,978)   119,399      119,486
Other assets                                                           9,223        7,498
                                                                  ----------   ----------
        Total Assets                                              $  531,170   $  531,868
                                                                  ==========   ==========
LIABILITIES
Current liabilities
   Accounts payable                                               $   24,372   $   28,411
   Bank notes and loans payable                                       25,000       25,000
   Current portion of long-term debt                                   7,299        7,089
   Income taxes                                                       18,761       11,965
   Deferred contract revenue                                          24,787       23,512
   Other current liabilities                                          45,811       49,027
                                                                  ----------   ----------
        Total current liabilities                                    146,030      145,004
Deferred income taxes                                                 11,875       15,819
Long-term debt                                                        83,655       85,368
Other liabilities and deferred income                                 34,135       36,030
Minority interest                                                     42,492       40,990
                                                                  ----------   ----------
        Total Liabilities                                            318,187      323,211
                                                                  ----------   ----------
STOCKHOLDERS' EQUITY
Capital stock-authorized 15,000,000 shares $1 par;
   issued 12,670,927 shares (1995 - 12,598,418 shares)                12,671       12,598
Paid-in capital                                                      147,781      145,290
Retained earnings                                                    134,264      127,141
Treasury stock - 2,814,148 shares (1995 - 2,784,192 shares),
   at cost                                                           (82,538)     (79,996)
Unearned compensation - ESOPs                                        (31,916)     (33,355)
Unrealized appreciation on investments                                32,721       36,979
                                                                  ----------   ----------
        Total Stockholders' Equity                                   212,983      208,657
                                                                  ----------   ----------
        Total Liabilities and Stockholders' Equity                $  531,170   $  531,868
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

                        CHEMED CORPORATION AND SUBSIDIARY COMPANIES
                             CONSOLIDATED STATEMENT OF INCOME
                                         UNAUDITED
                           (in thousands except per share data)

                                                                    Three Months Ended
                                                                         March 31,
                                                                  -----------------------
                                                                     1996         1995
                                                                  ---------    ---------
Continuing Operations
      Sales                                                       $ 99,763     $108,598
      Service revenues                                              67,698       61,260
                                                                  ---------    ---------
              Total sales and service revenues                     167,461      169,858
                                                                  ---------    ---------
      Cost of goods sold                                            68,590       74,607
      Cost of services provided                                     41,113       38,159
      Selling and marketing expenses                                24,258       25,460
      General and administrative expenses                           23,516       22,071
      Depreciation                                                   2,973        2,865
                                                                  ---------    ---------
              Total costs and expenses                             160,450      163,162
                                                                  ---------    ---------
      Income from operations                                         7,011        6,696
      Interest expense                                              (1,931)      (2,103)
      Other income - net                                            16,298        5,649
                                                                  ---------    ---------
      Income before income taxes
         and minority interest                                      21,378       10,242
      Income taxes                                                  (7,974)      (3,814)
      Minority interest in earnings of subsidiaries                 (1,207)      (1,043)
                                                                  ---------    ---------
      Income from continuing operations                             12,197        5,385
Discontinued Operations                                                  -          901
                                                                  ---------    ---------
Net Income                                                        $ 12,197     $  6,286
                                                                  =========    =========

Earnings Per Common Share
      Income from continuing operations                           $   1.24     $    .55
                                                                  =========    =========
      Net income                                                  $   1.24     $    .64
                                                                  =========    =========
      Average number of shares outstanding                           9,867        9,863
                                                                  =========    =========
Cash Dividends Paid Per Share                                     $    .52     $    .51
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

                        CHEMED CORPORATION AND SUBSIDIARY COMPANIES
                           CONSOLIDATED STATEMENT OF CASH FLOWS
                                         UNAUDITED
                                      (in thousands)

                                                                    Three Months Ended
                                                                         March 31,
                                                                  -----------------------
<F1>                                                                 1996         1995*
                                                                  ---------    ---------
Cash Flows From Operating Activities
      Net income                                                  $  12,197    $ 6,286
      Adjustments to reconcile net income to net cash
        provided by operating activities:
              Gain on sale of investments                           (14,208)    (3,732)
              Depreciation and amortization                           4,611      4,346
              Provision for deferred income taxes                    (2,631)      (451)
              Minority interest in earnings of subsidiaries           1,207      1,043
              Provision for uncollectible accounts receivable           459        520
              Discontinued operations                                     -       (901)
              Changes in operating assets and liabilities,
                excluding amounts acquired in business combinations
                   (Increase)/decrease in accounts receivable         4,960     (1,195)
                   (Increase)/decrease in inventories and other
                     current assets                                   2,789     (1,015)
                   Increase in statutory deposits                      (191)    (1,202)
                   Decrease in accounts payable, deferred contract
                     revenue and other current liabilities           (5,307)    (2,988)
                   Increase in income taxes                          11,001      3,142
              Other - net                                            (2,771)      (734)
                                                                  ---------    ---------
        Net cash provided by operating activities                    12,116      3,119
                                                                  ---------    ---------
Cash Flows From Investing Activities
      Proceeds from sale of investments                              26,556      4,933
      Net Proceeds from sale of discontinued operations              (4,294)      (433)
      Capital expenditures                                           (4,177)    (2,884)
      Business combinations, net of cash acquired                    (2,198)    (1,601)
      Purchase of investments                                             -     (1,200)
      Other - net                                                       252         74
                                                                  ---------    ---------
        Net cash provided/(used) by investing activities             16,139     (1,111)
                                                                  ---------    ---------
Cash Flows From Financing Activities
      Dividends paid                                                 (5,137)    (5,032)
      Purchase of treasury stock                                       (870)      (517)
      Issuance of capital stock                                         165         40
      Repayment of long-term debt                                       (64)       (35)
      Other - net                                                       429        366
                                                                  ---------    ---------
        Net cash used by financing activities                        (5,477)    (5,178)
                                                                  ---------    ---------
Increase/(decrease) In Cash And Cash Equivalents                     22,778     (3,170)
Cash and cash equivalents at beginning of period                     19,187      4,722
                                                                  ---------    ---------
Cash and cash equivalents at end of period                        $  41,965    $ 1,552
                                                                  =========    =========


                 See accompanying notes to unaudited financial statements.
<F1>                  * Reclassified to conform to 1996 presentation.

                  CHEMED CORPORATION AND SUBSIDIARY COMPANIES

                    Notes to Unaudited Financial Statements


1. The accompanying unaudited consolidated financial statements have been prepared in accordance with Rule 10-01 of SEC Regulation S-X. Consequently, they do not include all the disclosures required under generally accepted accounting principles for complete financial statements. However, in the opinion of the management of Chemed Corporation (the "Company"), the financial statements presented herein contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position, results of operations and cash flows of the Company and its consolidated subsidiaries ("Chemed"). For further information regarding Chemed's accounting policies, refer to the consolidated financial statements and notes included in Chemed's Annual Report on Form 10-K for the year ended December 31, 1995.

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

4. During the first quarter of 1996, the Company sold approximately one-third of its investment in Omnicare Inc. ("Omnicare"), realizing a pretax gain of $14,208,000 ($8,924,000 aftertax or $.91 per share). Similarly in the first quarter of 1995, the Company recorded pretax gains aggregating $3,732,000 ($2,463,000 or $.25 per share) from the sales of portions of its investments in Omnicare and Exel
    Ltd. ("Exel").

                 Item 2. Management's Discussion and Analysis
               of Financial Condition and Results of Operations

Financial Condition
- -------------------

            Cash, cash equivalents and marketable securities increased from $29.3 million at December 31, 1995 to $42.0 million at March 31, 1996, largely as a result of cash generated by the sale of a portion of the Company's investment in Omnicare, partially offset by purchases of treasury stock during the period. The decline in other investments from $90.2 million at December 31, 1995 to $82.2 million is attributable to the sale of Omnicare stock, partially offset by the appreciation of the Company's investments, largely Omnicare and Exel.

            Income taxes increased from $12.0 million at December 31, 1995 to $18.8 million at March 31, 1996, primarily as a result of the accrual of income taxes on the sale of Omnicare stock in the first quarter of 1996.

            At March 31, 1996 Chemed had approximately $43.1 million of unused lines of credit with various banks. Management believes its liquidity and sources of capital are satisfactory for the Company's needs in the foreseeable future.


Results of Operations
- ---------------------

            Sales and service revenues and operating profit from continuing operations by business segment follow (in thousands):

                                      Three Months Ended
                                           March 31,
                                      -------------------
                                        1996        1995
                                      -------     --------
Sales and Service
     Revenues
- -----------------
National Sanitary Supply              $ 77,277    $ 80,793
Roto-Rooter                             47,783      43,727
Omnia                                   18,511      24,858
Patient Care                            23,890      20,480
                                      --------     -------
  Total                               $167,461    $169,858
                                      ========    ========

Operating Profit
- ----------------
National Sanitary Supply              $  1,884    $  1,983
Roto-Rooter                              4,199       3,874
Omnia                                    1,493       1,451
Patient Care                             1,073         856
                                      --------    --------
  Total                               $  8,649    $  8,164
                                      ========    ========

Data relating to (a) growth in sales and service revenues and (b) operating profit as a percent of sales and service revenues for each segment for the first three months of 1996 and 1995 are set forth below:

                                 Sales and             Operating
                              Service Revenues        Profit as a
                                % Increase/            % of Sales
                                 (Decrease)           (Operating Margin)
                              ----------------        ---------------
                               1996 vs. 1995          1996      1995
                              ----------------        ---------------
National Sanitary Supply               (4)%            2.4%      2.5%
Roto-Rooter                             9              8.8       8.9
Omnia                                 (26)             8.1       5.8
Patient Care                           17              4.5       4.2

    Total                              (1)             5.2       4.8
                              ================        ===============

            Sales of the National Sanitary Supply segment for the first quarter of 1996 totalled $77,277,000 as compared with $80,793,000 in the prior year first quarter. This 4% decline was attributable to the anticipated loss of a large fast-food customer during the first quarter of 1996. Nonetheless, National Sanitary Supply experienced significant growth in its core sanitary maintenance business, especially in its western operations, and is implementing programs to control expenses and working capital. Additionally, management has begun new marketing programs and is continuing geographic expansion which should enhance future performance. Accordingly, the operating margin for the first quarter of 1996 was 2.4%, essentially the same as recorded during the comparable period of 1995.

            Sales and service revenues for the Roto-Rooter segment for the first quarter of 1996 totalled $47,783,000, an increase of 9% over the $43,727,000 recorded in the first quarter of 1995. Revenues of the plumbing services business, the drain cleaning business and the service contract business increased 22%, 9% and 5%, respectively, for the first quarter of 1996, as compared with revenues recorded in the first quarter of 1995. These revenues accounted for 25%, 33% and 27%, respectively, of Roto-Rooter's total sales and service revenues during the 1996 period. The operating margin of the Roto-Rooter segment in the first quarter of 1996 was 8.8% as compared with 8.9% during the first quarter of 1995.

            Sales of the Omnia segment declined 26% in the first quarter of 1996, from $24,858,000 in the prior year to $18,511,000 in 1996. This expected decline is attributable to the sale of Omnia's retail division in July 1995. Omnia's wholesale sales for the first quarter of 1996, which includes the sales of Central States Diversified ("CSD"), acquired in May 1995, increased 26% over wholesale sales for the first quarter of 1995. The operating margin improved from 5.8% during the first quarter of 1995 to 8.1% during the first quarter of 1996, primarily as a result of the acquisition of CSD and the higher profit margins of Omnia's core wholesale and manufacturing business.

            Total revenues of the Patient Care segment increased from $20,480,000 during the first quarter of 1995 to $23,890,000 in the first quarter of 1996. This revenue increase is attributable to increased referrals as well as to growing demand for home-based health care services. As a result of significant revenue growth Patient Care leveraged its fixed expenses and increased its operating margin from 4.2% during the first quarter of 1995 to 4.5% during the first quarter of 1996.

            Income from operations increased from $6,696,000 in the first three months in 1995 to $7,011,000 during the first three months of 1996, largely as a result of increases in operating profit in the Roto-Rooter and Patient Care segments.

            Other income--net increased from $5,649,000 in the first quarter of 1995 to $16,298,000 in the first quarter of 1996, primarily as a result of larger investment gains recorded in the 1996 period. During the first quarter of 1996 the Company recorded gains on the sales of investments aggregating $14,208,000 as compared with $3,732,000 during the first quarter of 1995.

            Income from continuing operations increased from $5,385,000 aftertax ($.55 per share) in the 1995 quarter to $12,197,00 aftertax ($1.24 per share) largely as a result of larger investment gains recorded in the 1996 quarter. Excluding investment gains for both periods, income from continuing operations increased 10% from $2,922,000 aftertax ($.30 per share) to $3,273,00 aftertax ($.33 per share) in the 1996 quarter.

            Net income increased from $6,286,000 ($.64 per share) during the first quarter of 1995 to $12,197,000 ($1.24 per share) during the first quarter of 1996. Discontinued operations for 1995 included a $901,000 aftertax adjustment to the tax provision on the gain on the sale of operations discontinued in 1991.

                         PART II -- OTHER INFORMATION
                         ----------------------------

Item 6.   Exhibits and Reports on Form 8-K

    (a)   Exhibits
          --------

          Exhibit        SK 601                                 Page
            No.         Ref. No.      Description               No.
          -------       --------      ------------------        ----------
            1             (11)        Statement re:
                                      Computation of Per
                                      Share Earnings            E-1

            2             (27)        Financial Data
                                      Schedule                  E-2 and E-3

    (b)   Reports on Form 8-K - None
          --------------------------

                                  SIGNATURES

        Pursuant to the requirements of the Securities Exchange
        Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           Chemed Corporation
                                          -------------------------
                                             (Registrant)


Dated:  May 10, 1996                  By   Naomi C. Dallob
        ----------------------           -------------------------
                                           Naomi C. Dallob, Vice
                                           President and Secretary




Dated:  May 10, 1996                  By   Arthur V. Tucker, Jr.
        ----------------------           -------------------------
                                           Arthur V. Tucker, Jr.
                                           Vice President and
                                           Controller (Principal
                                           Accounting Officer)