Form 10-Q
period 1996-06-30
CHEMED CORP
filed 1996-08-12
CIK 19584

- -------------------------------------------------------------------------------
- -------------------------------------------------------------------------------

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                   Quarterly Report Under Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934

For Quarter Ended June 30, 1996

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

Class                         Amount                              Date
Capital Stock                 9,811,918 Shares                    July 31, 1996
$1 Par Value

- -------------------------------------------------------------------------------
- -------------------------------------------------------------------------------

                             CHEMED CORPORATION AND
                              SUBSIDIARY COMPANIES


                                      Index

                                                                  Page No.
PART I.    FINANCIAL INFORMATION:

  Item 1.  Financial Statements
        Consolidated Balance Sheet -
           June 30, 1996 and
           December 31, 1995                                            3

        Consolidated Statement of Income -
           Three months and six months ended
           June 30, 1996 and 1995                                       4

        Consolidated Statement of Cash Flows
           Six months ended
           June 30, 1996 and 1995                                       5

        Notes to Unaudited Financial Statements                         6


  Item 2.  Management's Discussion and Analysis of
              Financial Condition and Results of
               Operations                                          7 - 11

PART II.   OTHER INFORMATION                                      12 - 13

                          PART I. FINANCIAL INFORMATION
                          Item 1. Financial Statements
                   CHEMED CORPORATION AND SUBSIDIARY COMPANIES
                           CONSOLIDATED BALANCE SHEET
                 (in thousands except share and per share data)
                                    UNAUDITED

                                                                      June 30,      December 31,
                                                                        1996           1995
                                                                      ---------     ------------
ASSETS
Current assets
   Cash and cash equivalents                                          $  32,255     $  19,187
   Marketable securities                                                     --        10,094
   Accounts receivable, less allowances of $3,083 (1995 - $3,519)        87,358        87,177
   Inventories
      Raw materials                                                       8,718         7,921
      Finished goods and general merchandise                             46,508        50,330
   Statutory deposits                                                    19,505        18,943
   Other current assets                                                  20,583        25,785
                                                                      ---------     ---------
        Total current assets                                            214,927       219,437
Other investments                                                        78,673        90,176
Properties and equipment, at cost less accumulated depreciation
   depreciation of $51,796 (1995 - $47,074)                              79,899        77,131
Identifiable intangible assets less accumulated amortization
   of $3,424 (1995 - $2,886)                                             17,686        18,140
Goodwill less accumulated amortization of $22,844 (1995 - $20,978)      119,121       119,486
Other assets                                                              9,602         7,498
                                                                      ---------     ---------
        Total Assets                                                  $ 519,908     $ 531,868
                                                                      =========     =========
LIABILITIES
Current liabilities
   Accounts payable                                                   $  27,825     $  28,411
   Bank notes and loans payable                                          25,000        25,000
   Current portion of long-term debt                                      7,500         7,089
   Income taxes                                                           8,840        11,965
   Deferred contract revenue                                             25,043        23,512
   Other current liabilities                                             45,142        49,027
                                                                      ---------     ---------
        Total current liabilities                                       139,350       145,004
Deferred income taxes                                                    11,354        15,819
Long-term debt                                                           81,969        85,368
Other liabilities and deferred income                                    32,314        36,030
Minority interest                                                        43,668        40,990
                                                                      ---------     ---------
        Total Liabilities                                               308,655       323,211
                                                                      ---------     ---------
STOCKHOLDERS' EQUITY
Capital stock-authorized 15,000,000 shares $1 par;
   issued 12,680,927 (1995 - 12,598,418) shares                          12,681        12,598
Paid-in capital                                                         147,982       145,290
Retained earnings                                                       134,896       127,141
Treasury stock - 2,869,009 (1995 - 2,784,192) shares, at cost           (84,551)      (79,996)
Unearned compensation - ESOPs                                           (30,473)      (33,355)
Unrealized appreciation on investments                                   30,718        36,979
                                                                      ---------     ---------
        Total Stockholders' Equity                                      211,253       208,657
                                                                      ---------     ---------
        Total Liabilities and Stockholders' Equity                    $ 519,908     $ 531,868
                                                                      =========     =========

            See accompanying notes to unaudited financial statements.

                   CHEMED CORPORATION AND SUBSIDIARY COMPANIES
                        CONSOLIDATED STATEMENT OF INCOME
                                    UNAUDITED
                      (in thousands except per share data)

                                               Three Months Ended           Six Months Ended
                                                    June 30,                    June 30,
                                             -----------------------     -----------------------
                                                1996         1995          1996          1995
                                             ---------     ---------     ---------     ---------
Continuing Operations
   Sales                                     $  99,879     $ 116,860     $ 199,642     $ 225,458
   Service revenues                             70,592        60,484       138,290       121,744
                                             ---------     ---------     ---------     ---------
         Total sales and service revenues      170,471       177,344       337,932       347,202
                                             ---------     ---------     ---------     ---------
   Cost of goods sold                           68,113        80,836       136,703       155,443
   Cost of services provided                    42,263        37,206        83,376        75,365
   Selling and marketing expenses               24,639        26,084        48,897        51,544
   General and administrative expenses          24,397        22,408        47,913        44,479
   Depreciation                                  3,029         2,959         6,002         5,824
                                             ---------     ---------     ---------     ---------
         Total costs and expenses              162,441       169,493       322,891       332,655
                                             ---------     ---------     ---------     ---------
   Income from operations                        8,030         7,851        15,041        14,547
   Interest expense                             (1,900)       (2,119)       (3,831)       (4,222)
   Other income, net                             5,181         4,727        21,479        10,376
                                             ---------     ---------     ---------     ---------
   Income before income taxes and
      minority interest                         11,311        10,459        32,689        20,701
   Income taxes                                 (4,237)       (4,027)      (12,211)       (7,841)
   Minority interest in earnings of
      subsidiaries                              (1,386)       (1,127)       (2,593)       (2,170)
                                             ---------     ---------     ---------     ---------
   Income from continuing operations             5,688         5,305        17,885        10,690
Discontinued Operations                             --            --            --           901

                                             ---------     ---------     ---------     ---------
Net Income                                   $   5,688     $   5,305     $  17,885     $  11,591
                                             =========     =========     =========     =========
Earnings Per Common Share
   Income from continuing operations         $     .58     $     .54     $    1.82     $    1.08
                                             =========     =========     =========     =========
   Net income                                $     .58     $     .54     $    1.82     $    1.17
                                             =========     =========     =========     =========
   Average Number of Shares Outstanding          9,837         9,869         9,852         9,866
                                             =========     =========     =========     =========
Cash Dividends Paid Per Share                $     .52     $     .51     $    1.04     $    1.02
                                             =========     =========     =========     =========

            See accompanying notes to unaudited financial statements.

                   CHEMED CORPORATION AND SUBSIDIARY COMPANIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                    UNAUDITED
                                 (in thousands)

                                                                    Six Months Ended
                                                                         June 30,
                                                                  ---------------------
                                                                    1996         1995
                                                                  --------     --------
Cash Flows From Operating Activities
   Net income                                                     $ 17,885     $ 11,591
   Adjustments to reconcile net income to net cash
      provided by operating activities:
         Gains on sale of investments                              (17,431)      (6,630)
         Depreciation and amortization                               9,404        8,855
         Minority interest in earnings of subsidiaries               2,593        2,170
         Provision for deferred income taxes                        (2,310)        (980)
         Provision for uncollectible accounts receivable               712          910
         Discontinued operations                                        --         (901)
         Changes in operating assets and liabilities,
           excluding amounts acquired in business combinations
              Increase in accounts receivable                         (635)      (4,115)
              (Increase)/decrease in inventories and other
                 current assets                                      2,276       (4,516)
              Increase in statutory deposits                          (562)      (1,476)
              Increase/(decrease) in accounts payable,
                deferred contract revenue and other
                current liabilities                                 (2,193)       3,187
              Increase/(decrease) in income taxes                    1,930       (2,071)
         Other - net                                                (2,690)        (971)
                                                                  --------     --------
      Net cash provided by operating activities                      8,979        5,053
                                                                  --------     --------
Cash Flows From Investing Activities
   Proceeds from sale of investments                                30,349       13,982
   Capital expenditures                                             (9,118)      (6,131)
   Business combinations, net of cash acquired                      (3,532)      (8,553)
   Net proceeds from sale of discontinued operations                (1,065)       3,566
   Purchase of investments                                              --       (1,700)
   Other - net                                                         162         (181)
                                                                  --------     --------
      Net cash provided by investing activities                     16,796          983
                                                                  --------     --------
Cash Flows From Financing Activities
   Dividends paid                                                  (10,253)     (10,066)
   Purchase of treasury stock                                       (2,657)        (545)
   Other - net                                                         203           68
                                                                  --------     --------
      Net cash used by financing activities                        (12,707)     (10,543)
                                                                  --------     --------
Increase/(Decrease) In Cash And Cash Equivalents                    13,068       (4,507)
Cash and cash equivalents at beginning of period                    19,187        4,722
                                                                  --------     --------
Cash and cash equivalents at end of period                        $ 32,255     $    215
                                                                  ========     ========

            See accompanying notes to unaudited financial statements.

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

4. During the first six months of 1996, the Company sold portions of its investments in Omnicare Inc. ("Omnicare") and Exel Ltd. ("Exel"), realizing pretax gains of $14,208,000 and $3,223,000, respectively. Similarly, during the comparable period of 1995, the Company realized pretax gains of $4,537,000 and $2,028,000, respectively, from the sales of portions of investments in Omnicare and Exel.

5. In June 1996, Apria Healthcare Group, Inc. ("Apria") announced its plan to merge with Vitas Healthcare Corporation ("Vitas"), the hospice provider in which Chemed has maintained an investment since 1991. As a result of the merger, which is subject to regulatory approval and which is expected to take place before the end of 1996, Chemed will receive cash of $27,000,000, representing redemption of its Vitas preferred stock. In addition, Chemed will receive stock in publicly traded Apria, representing a significant capital gain on the Vitas warrants Chemed presently holds.

                  Item 2. Management's Discussion and Analysis
                of Financial Condition and Results of Operations

Financial Condition
- -------------------

         The decline in other investments from $90.2 million at December 31, 1995 to $78.7 million at June 30, 1996 is primarily attributable to the sale of portions of the Company's investments in Exel and Omnicare in 1996.

         At June 30, 1996 Chemed had approximately $82.3 million of unused lines of credit with various banks. Based on the Company's current financial position and its available credit lines, management believes its sources of capital and liquidity are satisfactory for the Company's needs in the foreseeable future.

Results of Operations
- ---------------------

         Sales and service revenues and operating profit from continuing operations by business segment follow (in thousands):

                             Three Months Ended       Six Months Ended
                                  June 30,               June 30,
                            --------------------    --------------------
                              1996        1995        1996        1995
                            --------    --------    --------    --------
Sales and Service
     Revenues
- -----------------
National Sanitary Supply    $ 77,210    $ 85,571    $154,487    $166,364
Roto-Rooter                   50,038      43,271      97,821      86,998
Omnia                         18,270      25,843      36,781      50,701
Patient Care                  24,953      22,659      48,843      43,139
                            --------    --------    --------    --------
  Total                     $170,471    $177,344    $337,932    $347,202
                            ========    ========    ========    ========
Operating Profit
- ----------------
National Sanitary Supply    $  2,578    $  2,876    $  4,462    $  4,859
Roto-Rooter                    4,589       3,720       8,788       7,594
Omnia                            889       1,454       2,382       2,905
Patient Care                   1,497       1,202       2,570       2,058
                            --------    --------    --------    --------
  Total                     $  9,553    $  9,252    $ 18,202    $ 17,416
                            ========    ========    ========    ========

         Data relating to (a) increase or decrease in sales and service revenues and (b) operating profit as a percent of sales and service revenues for each segment are set forth on the following page:

                            Sales and Service      Operating Profit
                               Revenues  %          as a % of Sales
                           Increase/(Decrease)    (Operating Profit)
                           -------------------    ------------------
                             1996 vs. 1995          1996      1995
                           -------------------    --------  --------
Three Months Ended
    June 30,
- ------------------
National Sanitary Supply         (10)%               3.3%      3.4%
Roto-Rooter                       16                 9.2       8.6
Omnia                            (29)                4.9       5.6
Patient Care                      10                 6.0       5.3
   Total                          (4)                5.6       5.2

Six Months Ended
    June 30,
- ------------------
National Sanitary Supply          (7)%               2.9%      2.9%
Roto-Rooter                       12                 9.0       8.7
Omnia                            (27)                6.5       5.7
Patient Care                      13                 5.3       4.8
   Total                          (3)                5.4       5.0


Second Quarter 1996 versus Second Quarter 1995
- ----------------------------------------------

         Sales of the National Sanitary Supply segment for the second quarter of 1996 totalled $77,210,000, a decline of 10% versus sales recorded during the second quarter of 1995. This anticipated decline was primarily due to the loss of a large fast-food customer during the first quarter of 1996. The operating margin declined slightly from 3.4% during the second quarter of 1995 to 3.3% during the second quarter of 1996.

         Sales and service revenues of the Roto-Rooter segment for the second quarter of 1996 totalled $50,038,000, an increase of 16% over the revenues recorded for the second quarter of 1995. For the second quarter of 1996, plumbing revenues, which account for approximately one-fourth of total revenues, and sewer and drain cleaning revenues, which account for approximately one-third of total revenues, increased 26% and 15%, respectively, over amounts recorded in the comparable quarter of 1995. Much of this revenue growth is attributable to Roto-Rooter's emphasis on expanding the size and skill level of its technician workforce, which on a year-to-date basis has increased 17% as compared with the number of technicians employed in the second quarter of 1995. In addition, revenues of Roto-Rooter's service contract business for the second quarter of 1996, which account for approximately 30% of total revenues, increased 8% over revenues recorded in the second quarter of 1995. The operating margin of this segment increased from 8.6% during the second quarter of 1995 to 9.2% during the second quarter of 1996 as a result of effective cost management and double-digit sales growth.

         As anticipated, sales of the Omnia segment declined 29% to $18,270,000 during the second quarter of 1996, primarily due to the July 1995 sale of the retail division of this segment. The operating margin of Omnia declined from 5.6% during the second quarter of 1995 to 4.9% during the second quarter of 1996, largely as a result of the unprecedented rapid decline in pulp paper prices and the resulting competitive environment in the disposable medical and dental products field. Omnia continues to seek acquisitions that will broaden its product lines and restore the overall level of the group's sales and earnings.

         Service revenues of the Patient Care segment increase 10% from $22,659,000 in the second quarter of 1995 to $24,953,000 in the second quarter of 1996. This revenue growth is broad-based throughout Patient Care's service market and is driven by emphasis on personal care services. As a result of significant revenue growth Patient Care continued to leverage its fixed costs and increase its operating margin from 5.3% during the second quarter of 1995 to 6.0% during the second quarter of 1996.

         Income from operations increased from $7,851,000 during the second quarter of 1995 to $8,030,000 during the second quarter of 1996, primarily as a result of increases in operating profit recorded by Roto-Rooter and Patient Care, partially offset by declines in operating profit recorded by National Sanitary Supply and Omnia.

         Other income for the second quarter of 1996 totalled $5,181,000 as compared with $4,727,000 during the second quarter of 1995. This increase was attributable to larger gains on the sales of investments in the 1996 quarter versus such gains recorded in the 1995 quarter.

         During the second quarter of 1996 the Company's effective income tax rate was 37.5% as compared with 38.5% during the comparable period of 1995. The lower rate in 1996 was attributable primarily to an increase in favorable income tax adjustments during the period.

         Chemed's income from continuing operations increased from $5,305,000 ($.54 per share) during the second quarter of 1995 to $5,688,000 ($.58 per share) during the second quarter of 1996. Earnings for 1996 and 1995 included aftertax gains aggregating $1,995,000 ($.20 per share) and $1,858,000 ($.19 per share), respectively, from the sales of investments.

Six Months Ended June 30, 1996 Versus June 30, 1995
- ---------------------------------------------------

         The National Sanitary Supply segment recorded sales of $154,487,000 during the first six months of 1996, a decline of 7% versus sales recorded during the comparable period of 1995. This decline was attributable to the previously-mentioned loss of a large fast-food customer during the first quarter of 1996. National Sanitary's operating margin was 2.9% during the first six months of 1996 and 1995.

         Sales and service revenues of the Roto-Rooter segment for the first six months of 1996 increased 12% as compared with amounts recorded during the first six months of 1995. This sales growth was attributable to revenue increases of 12% and 24%, respectively, in Roto-Rooter's sewer and drain cleaning and plumbing repair businesses for the 1996 period. As a result of effective cost management and double-digit sales growth, this segment's operating margin increased from 8.7% during the first six months of 1995 to 9.0% during the first six months of 1996.

         The Omnia segment recorded sales of $36,781,000, a decline of 27% versus sales recorded during the first six months of 1995. This decline was attributable to the July 1995 sale of the retail division of this segment. During the first six months of 1996 the operating margin of Omnia Inc. was 6.5% as compared with 5.7% during the first six months of 1995. This increase was attributable to a higher gross profit margin of the core wholesale business during the first quarter of 1996 as compared with the margin for the first quarter of 1995.

         The Patient Care segment recorded service revenues of $58,843,000 during the first six months of 1996, an increase of 13% over revenues recorded in the first six months of 1995. As a result, the operating profit margin of this segment improved from 4.8% during the first six months of 1995 to 5.3% during the first six months of 1996.

         Income from operations increased from $14,547,000 during the first six months of 1995 to $15,041,000 during the comparable period of 1996. This increase was attributable to increases in the operating profit reported by Roto-Rooter and Patient Care, offset by declines recorded by National Sanitary Supply and Omnia.

         Other income for the first six months of 1996 totalled $21,479,000 as compared with $10,376,000 for the first six months of 1995. This increase was primarily attributable to larger gains on the sales of investments during the 1996 period versus such gains recorded in 1995.

         For the first six months of 1996 the Company's effective income tax rate was 37.4% as compared with 37.9% during the comparable period of 1995. This decline was attributable to larger favorable tax adjustments during the 1996 period as compared with such adjustments during the first six months of 1995.

         Chemed's income from continuing operations increased from $10,690,000 ($1.08 per share) during the first six months of 1995 to $17,885,000 ($1.82 per share) during the first six months of 1996. Earnings for the six-month periods included aftertax gains from sales of investments of $10,919,000, ($1.11 per share) and $4,321,000 ($.43 per share) in 1996 and 1995, respectively.

         Net income for the first six months of 1995 totalled $11,591,000 ($1.11 per share) and included favorable aftertax adjustments related to operations discontinued in 1991 amounting to $901,000 ($.09 per share).

                          PART II -- OTHER INFORMATION
                          ----------------------------

Item 4.     Submission of Matters to a Vote of Security Holders
            ---------------------------------------------------

(a)   Chemed held its Annual Meeting of Shareholders on May 20, 1996.

(b)   The names of each director elected at this Annual Meeting are as follows:

      Edward L. Hutton             James A. Cunningham
      James H. Devlin              Charles H. Erhart, Jr.
      Joel F. Gemunder             Patrick P. Grace
      Thomas C. Hutton             William R. Griffin
      Sandra E. Laney              W. L. Krebs
      John M. Mount                Kevin J. McNamara
      D. Walter Robbins, Jr.       Timothy S. O'Toole
      G. J. Walsh III              Paul C. Voet

(c) The stockholders then ratified the Board of Directors' selection of Price Waterhouse LLP as independent accountants for the Company and its consolidated subsidiaries for the year 1996: 8,657,115 votes were cast in favor of the proposal, 53,343 votes were cast against it, 202,849 votes abstained, and zero were broker non-votes.

      With respect to the election of directors, the number of votes cast for each nominee was as follows:

                                              Votes         Votes
                              Votes For       Against       Withheld
                              ---------       -------       --------
      E.L. Hutton             8,749,754       163,553        49,404
      J.A. Cunningham         8,757,150       156,157        42,008
      J.H. Devlin             8,766,975       146,332        32,183
      C.H. Erhart, Jr.        8,766,145       147,162        33,013
      J.F. Gemunder           8,756,849       156,458        42,309
      P.P. Grace              8,730,578       182,729        65,580
      W.R. Griffin            8,753,281       160,026        45,877
      T.C. Hutton             8,757,279       156,028        41,879
      W.C. Krebs              8,750,430       162,877        48,728
      S.E. Laney              8,753,222       160,026        45,936
      K.J. McNamara           8,767,950       145,357        31,208
      J.M. Mount              8,747,150       166,157        52,008
      T.S. O'Toole            8,769,039       144,268        30,119
      D.W. Robbins, Jr.       8,751,883       161,424        47,275
      P.C. Voet               8,762,408       150,899        36,750
      G.W. Walsh III          8,775,113       138,194        24,045

Item 6.  Exhibits and Reports on Form 8-K
          --------------------------------

(a)   Exhibits
      --------

      Exhibit    SK 601
        No.      Ref. No.     Description
      -------    --------     ------------------
           1     (10)         Amended and Restated
                              Credit Agreement dated
                              as of June 20, 1996

           2     (11)         Statement re:
                              Computation of Per
                              Share Earnings

           3     (27)         Financial Data
                              Schedule



(b)   Reports on Form 8-K.
      --------------------

      A report on Form 8-K was filed dated August 8, 1996 reporting the Company's announcement that it intends to commence a tender offer to acquire any and all of the outstanding shares of common stock of Roto-Rooter, Inc. (a 58%-owned subsidiary of the Company) currently not held by the Company (approximately 2,160,000 shares), for a cash price of $41.00 per share. The report on Form 8-K included the text of the Company's press release dated August 8, 1996.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           Chemed Corporation
                                          -------------------------
                                             (Registrant)



Dated:  August 12, 1996               By   Kevin J. McNamara
        ----------------------           -------------------------
                                           Kevin J. McNamara
                                           President


Dated:  August 12, 1996               By   Arthur V. Tucker, Jr.
        ----------------------           -------------------------
                                           Arthur V. Tucker, Jr.
                                           Vice President and
                                           Controller (Principal
                                           Accounting Officer)