Form 10-Q
period 1996-09-30
CHEMED CORP
filed 1996-11-13
CIK 19584

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

For Quarter Ended September 30, 1996

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


Class                   Amount                       Date

Capital Stock           9,794,813 Shares             October 31, 1996
$1 Par Value
-------------------------------------------------------------------
-------------------------------------------------------------------

                            CHEMED CORPORATION AND
                             SUBSIDIARY COMPANIES



                                     Index

                                                                Page No.

PART I.    FINANCIAL INFORMATION:

   Item 1.  Financial Statements
         Consolidated Balance Sheet -
           September 30, 1996 and
           December 31, 1995                                           3

         Consolidated Statement of Income -
           Three months and nine months ended
           September 30, 1996 and 1995                                 4

         Consolidated Statement of Cash Flows
           Nine months ended
           September 30, 1996 and 1995                                 5

         Notes to Unaudited Financial Statements                       6

   Item 2.  Management's Discussion and Analysis of
              Financial Condition and Results of
               Operations                                              8

PART II.   OTHER INFORMATION                                          14

                               PART I. FINANCIAL INFORMATION
                               Item 1. Financial Statements
                        CHEMED CORPORATION AND SUBSIDIARY COMPANIES
                                CONSOLIDATED BALANCE SHEET
                      (in thousands except share and per share data)
                                         UNAUDITED

                                                           September 30,     December 31,
                                                               1996              1995
                                                           -------------     -------------
ASSETS
Current assets
   Cash and cash equivalents                               $   13,793         $   19,187
   Marketable securities                                          100             10,094
   Accounts receivable, less allowances of $3,014
     (1995 - 3,519)                                            80,666             87,177
   Inventories
      Raw materials                                             7,852              7,921
      Finished goods and general merchandise                   44,956             50,330
   Statutory deposits                                          19,781             18,943
   Other current assets                                        19,181             25,785
                                                           ----------          ---------
         Total current assets                                 186,329            219,437
Other investments                                              83,926             90,176
Properties and equipment, at cost less accumulated
   depreciation of $54,250 (1995 - $47,074)                    81,306             77,131
Identifiable intangible assets less accumulated
   amortization of $3,702 (1995 - $2,886)                      17,541             18,140
Goodwill less accumulated amortization of $23,920
   (1995 - $20,978)                                           188,343            119,486
Other assets                                                   10,794              7,498
                                                           ----------          ---------
         Total Assets                                      $  568,239          $ 531,868
                                                           ==========          =========
LIABILITIES
Current liabilities
   Accounts payable                                        $   26,910          $  28,411
   Bank notes and loans payable                                90,000             25,000
   Current portion of long-term debt                            7,757              7,089
   Income taxes                                                 8,676             11,965
   Deferred contract revenue                                   24,571             23,512
   Other current liabilities                                   56,375             49,027
                                                           ----------          ---------
         Total current liabilities                            214,289            145,004
Deferred income taxes                                           8,207             15,819
Long-term debt                                                 80,563             85,368
Other liabilities and deferred income                          39,980             36,030
Minority interest                                              10,718             40,990
                                                           ----------          ---------
         Total Liabilities                                    353,757            323,211
                                                           ----------          ---------
STOCKHOLDERS' EQUITY
Capital stock-authorized 15,000,000 shares $1 par;
   issued 12,699,715 (1995 - 12,598,418) shares                12,700             12,598
Paid-in capital                                               148,420            145,290
Retained earnings                                             134,326            127,141
Treasury stock - 2,908,154 (1995 - 2,784,192) shares,
   at cost                                                    (86,013)           (79,996)
Unearned compensation - ESOPs                                 (29,015)           (33,355)
Unrealized appreciation on investments                         34,064             36,979
                                                           ----------         ----------
         Total Stockholders' Equity                           214,482            208,657
                                                           ----------         ----------
         Total Liabilities and Stockholders' Equity        $  568,239         $  531,868
                                                           ==========         ==========

                 See accompanying notes to unaudited financial statements.

                        CHEMED CORPORATION AND SUBSIDIARY COMPANIES
                             CONSOLIDATED STATEMENT OF INCOME
                                         UNAUDITED
                           (in thousands except per share data)

                                            Three Months Ended       Nine Months Ended
                                               September 30,           September 30,
                                            --------------------    -------------------
                                              1996       1995         1996       1995
                                            --------   --------     --------  ---------
Continuing Operations
   Sales                                    $102,887   $112,442     $302,529  $ 337,900
   Service revenues                           70,828     65,112      209,118    186,856
                                            ---------  ---------    --------- ---------
         Total sales and service revenues    173,715    177,554      511,647    524,756
                                            ---------  ---------    --------- ---------
   Cost of goods sold                         70,542     78,461      207,245    233,904
   Cost of services provided                  42,795     39,870      126,171    115,235
   Selling and marketing expenses             24,959     24,120       73,856     75,664
   General and administrative expenses        23,681     22,752       71,594     67,231
   Depreciation                                3,042      3,132        9,044      8,956
   Nonrecurring expenses                           -        538            -        538
                                            ---------  ---------    --------- ---------
         Total costs and expenses            165,019    168,873      487,910    501,528
                                            ---------  ---------    --------- ---------
   Income from operations                      8,696      8,681       23,737     23,228
   Interest expense                           (2,241)    (2,117)      (6,072)    (6,339)
   Other income, net                           1,633      4,775       23,112     15,151
                                            ---------  ---------    --------- ---------
   Income before income taxes
      and minority interest                    8,088     11,339       40,777     32,040
   Income taxes                               (3,200)    (4,379)     (15,411)   (12,220)
   Minority interest in earnings of
      subsidiaries                            (1,024)    (1,252)      (3,617)    (3,422)
                                            ---------  ---------    --------- ---------
   Income from continuing operations           3,864      5,708       21,749     16,398
Discontinued Operations                          600      1,842          600      2,743
                                            ---------  ---------    --------- ---------
Net Income                                  $  4,464   $  7,550     $ 22,349  $  19,141
                                            =========  =========    ========= =========
Earnings Per Common Share
   Income from continuing operations        $    .39   $    .58     $   2.21  $    1.66
                                            =========  =========    ========= =========
   Net income                               $    .46   $    .77     $   2.27  $    1.94
                                            =========  =========    ========= =========
   Average Number of Shares Outstanding        9,790      9,866        9,831      9,866
                                            =========  =========    ========= =========
Cash Dividends Paid Per Share               $    .52   $    .52     $   1.56  $    1.54
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

                        CHEMED CORPORATION AND SUBSIDIARY COMPANIES
                           CONSOLIDATED STATEMENT OF CASH FLOWS
                                         UNAUDITED
                                      (in thousands)

                                                                   Nine Months Ended
                                                                     September 30,
                                                                 ----------------------
                                                                    1996         1995*
                                                                 ---------    ---------

Cash Flows From Operating Activities
   Net income                                                    $ 22,349     $ 19,141
   Adjustments to reconcile net income to net cash
      provided by operating activities:
         Gains on sale of investments                             (17,431)      (9,078)
         Depreciation and amortization                             13,424       13,411
         Minority interest in earnings of subsidiaries              3,617        3,422
         Provision for deferred income taxes                       (1,898)      (1,063)
         Provision for uncollectible accounts receivable            1,154        1,401
         Discontinued operations                                     (600)      (2,743)
         Changes in operating assets and liabilities,
           excluding amounts acquired in business combinations
              (Increase)/decrease in accounts receivable            5,405       (4,403)
              (Increase)/decrease in inventories and other
                current assets                                      6,173       (4,620)
              Increase in statutory deposits                         (838)      (4,479)
              Increase in accounts payable, deferred contract
                revenue and other current liabilities               2,730        4,613
              Increase in income taxes                              1,232          358
         Other - net                                               (2,818)      (1,430)
                                                                 ---------    ---------
      Net cash provided by operating activities                    32,499       14,530
                                                                 ---------    ---------
Cash Flows From Investing Activities
   Purchase of Roto-Rooter minority interest                      (89,854)           -
   Proceeds from sale of investments                               30,349       17,296
   Capital expenditures                                           (13,474)     (10,215)
   Business combinations, net of cash acquired                     (9,788)     (10,737)
   Net proceeds from sale of divested operations                        -       10,000
   Net proceeds from sale of discontinued operations               (1,606)       2,890
   Purchase of investments                                             (4)      (1,948)
   Other - net                                                        207          118
                                                                 ---------    ---------
      Net cash provided/(used) by investing activities            (84,170)       7,404
                                                                 ---------    ---------
Cash Flows From Financing Activities
   Increase in bank notes and loans payable                        65,000            -
   Dividends paid                                                 (15,343)     (15,202)
   Purchase of treasury stock                                      (3,650)      (1,982)
   Other - net                                                        270         (202)
                                                                 ---------    ---------
      Net cash provided/(used) by financing activities             46,277      (17,386)
                                                                 ---------    ---------
Increase/(Decrease) In Cash And Cash Equivalents                   (5,394)       4,548
Cash and cash equivalents at beginning of period                   19,187        4,722
                                                                 ---------    ---------
Cash and cash equivalents at end of period                       $ 13,793     $  9,270
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

3. Discontinued operations represent adjustments to the accruals related to operations discontinued in 1991.

4. Nonrecurring expenses amounting to $538,000 pretax ($355,000 aftertax; $208,000 after minority interest or $.02 per share) were incurred by Roto-Rooter in the third quarter of 1995 in evaluating Chemed's proposal to acquire the 42% minority interest in Roto-Rooter common stock. The proposal was withdrawn in August 1995.

5. Effective September 1, 1996, the Company acquired all of the outstanding shares of Roto-Rooter Inc. ("Roto-Rooter") it did not own (approximately 2,261,000 shares) for $41 per share in cash. As a result the Company's ownership interest in Roto-Rooter increased from 58% to 100%. The aggregate estimated purchase price of $102.1 million, including acquisition related expenses, represents a premium of $67.9 million over the fair value of the net assets acquired.

     Roto-Rooter is the preeminent national supplier of sewer and drain cleaning and plumbing repair services. Management believes that its well-recognized name, base of business and reputation have an indefinite life span. Accordingly, the purchase price premium (goodwill) is being amortized over a forty year period, the maximum life permitted by generally accepted accounting principles.

     The following data present the unaudited pro forma consolidated results of the Company assuming the 42% minority interest in Roto-Rooter been acquired on January 1 of each period presented (in thousands, except per share data):

                                                  Nine Months Ended
                                                    September 30,
                                               ----------------------
                                                  1996           1995
                                               -----------    ---------

       Income from continuing operations       $  21,845      $ 15,456
                                               ===========    =========

       Net income                              $  22,445      $ 18,199
                                               ===========    =========
       Primary earnings per share:
          Income from continuing
          operations                           $   2.22       $  1.57
                                               ===========    =========

       Net income                              $   2.28       $  1.85
                                               ===========    =========

6. In November 1996, Apria Healthcare Group, Inc. ("Apria") disclosed that its previously-announced plan to merge with Vitas Healthcare Corporation ("Vitas") is being reconsidered and could be terminated in favor of alternative business relationships between Apria and Vitas. Chemed has maintained an investment in Vitas, a hospice provider, since 1991.

                 Item 2. Management's Discussion and Analysis
               of Financial Condition and Results of Operations


Financial Condition
-------------------

            The changes in the following balance sheet accounts from December 31, 1995 to September 30, 1996 were primarily a result of the Company's acquisition of the 42% minority interest in Roto-Rooter Inc. ("Roto-Rooter") effective September 1, 1996 (in millions):

                                                 Increase/
                                                   (Decrease)
                                                 ------------
   Cash, cash equivalents and marketable
      securities                                 $  (15.4)
   Goodwill                                          68.9
   Other assets                                       3.4
   Bank notes and loans payable                      65.0
   Other current liabilities                          7.3
   Other liabilities and deferred income              4.0
   Minority interest                                (30.3)

In addition, approximately half of the $7.6 million decline in deferred income taxes since December 31, 1995 is attributable to the purchase of Roto-Rooter's minority interest.

            The decline in other current assets from $25.8 million at December 31,1995 to $19.2 million at September 30, 1996 is attributable to the receipt in April 1996 of the final deferred payment from the sale of operations discontinued in 1991.

            At September 30, 1996 the Company had approximately $17.3 million of unused lines of credit with various banks. Additionally, the Company has noncurrent investments of approximately $83.9 million, most of which is invested in readily marketable securities. It is anticipated that during the next several quarters the amount of bank notes and loans payable ($90.0 million at September 30, 1996) will be substantially reduced through the issuance of additional long-term debt and/or sales of a portion of the Company's investment portfolio. Such actions would serve to return the Company's current ratio to its recent historical levels. Based on the foregoing, management believes its sources of capital and liquidity are satisfactory for the Company's needs in the foreseeable future.

Results of Operations
---------------------

            Sales and service revenues and operating profit from continuing operations by business segment follow (in thousands):

                            Three Months Ended    Nine Months Ended
                               September 30,        September 30,
                            ------------------    -----------------
                              1996      1995        1996      1995
                            --------  --------    -------   -------
Sales and Service
     Revenues
-----------------
National Sanitary Supply    $ 80,652  $ 89,396   $235,139  $255,760
Roto-Rooter                   50,652    45,280    148,473   132,278
Omnia Group                   17,893    19,501     54,674    70,202
Patient Care                  24,518    23,377     73,361    66,516
                            --------   -------   --------  --------
  Total                     $173,715  $177,554   $511,647  $524,756
                            ========  ========   ========  ========

Operating Profit
----------------
National Sanitary Supply    $  3,414  $  3,800   $  7,876  $  8,659
Roto-Rooter                    4,899     3,602     13,687    11,196
Omnia Group                      470     1,557      2,852     4,462
Patient Care                   1,435     1,301      4,001     3,359
                            --------   -------   --------  --------
  Total                     $ 10,218  $ 10,260   $ 28,416  $ 27,676
                            ========  ========   ========  ========

   Data relating to (a) the increase or decrease in sales and service revenues and (b) operating profit as a percent of sales and service revenues for each segment are set forth below:

                            Sales and Service     Operating Profit
                               Revenues %          as a % of Sales
                            Increase/(Decrease)  (Operating Margin)
                            -------------------  -------------------
                               1996 vs. 1995       1996      1995
                            -------------------  --------  ---------
Three Months Ended
   September 30,
------------------
National Sanitary Supply         (10)%              4.2%      4.3%
Roto-Rooter                       12                9.7       8.0
Omnia Group                       (8)               2.6       8.0
Patient Care                       5                5.9       5.6
   Total                          (2)               5.9       5.8

Nine Months Ended
  September 30,
------------------
National Sanitary Supply          (8)%              3.3%      3.4%
Roto-Rooter                       12                9.2       8.5
Omnia Group                      (22)               5.2       6.4
Patient Care                      10                5.5       5.0
   Total                          (2)               5.6       5.3

Third Quarter 1996 Versus Third Quarter 1995
----------------------------------------------

            Net sales of the National Sanitary Supply segment for the third quarter of 1996 totaled $80,652,000, a decline of 10% versus sales recorded during the third quarter of 1995. This decline was primarily due to the loss of a large fast-food customer during the first quarter of 1996. During the third quarter of 1996 National Sanitary continued to achieve broad-based sales growth in its core sanitary-maintenance product lines, helping to partially offset the expected decline in its food-service disposables business. The operating margin of this segment was 4.2% during the third quarter of 1996 as compared with 4.3% during the third quarter of 1995.

            Sales and service revenues of the Roto-Rooter segment for the third quarter of 1996 totaled $50,652,000, an increase of 12% over the $45,280,000 of revenues recorded for the third quarter of 1995. For the third quarter of 1996, plumbing revenues, which account for approximately one-fourth of total revenues, and sewer and drain cleaning revenues, which account for approximately one-third, increased 17% and 11%, respectively, over amounts recorded in the comparable quarter of 1995.
Revenues of Roto-Rooter's service contract business (Service America) for the third quarter of 1996, which account for approximately one-third of this segment's total revenue, increased 10% versus such revenues recorded in the third quarter
of 1995.   The operating margin of the Roto-Rooter segment
increased from 8.0% during the third quarter of 1995 to 9.7% during the third quarter of 1996 largely as a result of nonrecurring costs ($538,000) incurred by Roto-Rooter in evaluating Chemed's proposal to acquire the 42% minority interest in Roto-Rooter (the proposal was withdrawn in August 1995). Excluding these nonrecurring costs, the operating margin for the third quarter of 1995 would have been 9.1%. Additionally, Roto-Rooter's operating margin was favorably impacted by improving margins of Service America during 1996.

            Sales of the Omnia Group during the third quarter of 1996 totalled $17,893,000, a decline of 8% as compared with sales recorded by this segment during the third quarter of 1995. Similarly, the operating margin of this segment declined from 8.0% during the third quarter of 1995 to 2.6% during the third quarter of 1996. These declines were due largely to the reduction of paper prices in 1996. The outlook for the Omnia Group is dependent upon its achieving various improvements in its manufacturing and distributions systems, as well as making strategic additions to its line of manufactured products.

            Total revenues of the Patient Care segment increased from $23,377,000 in the third quarter of 1995 to $24,518,000 in the third quarter of 1996. As a result of effective expense management, Patient Care was able to leverage its fixed costs and increase its operating margin from 5.6% during the third quarter of 1995 to 5.9% during the third quarter of 1996.

            Income from operations increased from $8,681,000 in third quarter of 1995 to $8,696,000 during the third quarter of 1996, primarily as a result of increases in operating profit reported by Roto-Rooter and Patient Care, offset by declines in operating profit in the Omnia Group and National Sanitary segments.

            Other income for the third quarter of 1996 totalled $1,633,000 as compared with $4,475,000 for the third quarter of 1995. This decline was attributable to the lack of gains on sales of investment in the 1996 quarter as compared with pretax gains aggregating $2,448,000 in the 1995 quarter. Additionally, lower interest income during the 1996 quarter, as a result of lower interest rates, coupled with the use of cash for the September 1, 1996 purchase of the 42% minority interest in Roto-Rooter, contributed to the decline in other income.

            During the third quarter of 1996 the Company's effective income tax rate was 39.6% as compared with 38.6% during the comparable period of 1995. The higher rate in 1996 was attributable primarily to higher effective state and local rates during the 1996 period.

            Chemed's income from continuing operations declined from $5,708,000 ($.58 per share) during the third quarter of 1995 to $3,864,000 ($.39 per share) during the third quarter of 1996. Earnings for the third quarter of 1995 included aftertax gains aggregating $1,561,000, ($.16 per share) from the sale of various investments and Chemed's share of Roto-Rooter's nonrecurring expenses ($208,000 after income taxes and minority interest -- $.02 per share). Lower earnings from the Omnia Group during the 1996 quarter also contributed to this decline.

            Net income for 1996's third quarter totalled $4,464,000 ($.46 per share) as compared with $7,550,000 ($.77 per share) for the third quarter of 1995. Discontinued operations for the third quarter included gains of $600,000 ($.07 per share) and $1,842,000 ($.19 per share) in 1996 and 1995, respectively, representing adjustments to the gain on the sale of operations discontinued in 1991.

Nine Months Ended September 30, 1996 Versus September 30, 1995
--------------------------------------------------------------

            The National Sanitary Supply segment recorded sales of $235,139,000 during the first nine months of 1996, a decline of 8% versus amounts recorded in the comparable period of 1995.
This sales decline was primarily the result of the loss of a large fast-food customer during the first quarter of 1996. National Sanitary's operating margin was 3.3% during the first nine months of 1996 as compared with 3.4% during the comparable period of 1995.

            Sales and service revenues of the Roto-Rooter segment for the first nine months of 1996 increased 12% as compared with amounts recorded during the first nine months of 1995. This sales growth was attributable primarily to revenue increases of 21% and 12%, respectively, in Roto-Rooter's plumbing and sewer, drain cleaning and repair business for the 1996 period. Roto-Rooter's operating margin increase from 8.5% during the first nine months of 1995 to 9.2% during the first nine months of 1996. Excluding $538,000 of nonrecurring expenses, the operating margin for the first nine months of 1995 would have been 8.9%.

            Sales of the Omnia Group declined 22% from $70,202,000 in the first nine months of 1995 to $54,674,000 in the first nine months of 1996. Excluding the sales of the retail division (sold in July of 1995), this segment's sales for the first nine months for 1996 declined 6% as compared with sales recorded during the comparable period of 1995. The operating margin of this segment declined from 6.4% in the first nine months of 1995 to 5.2% during the first nine months of 1996. The sales and margin declines during the 1996 periods were primarily due to increases in paper prices.

            The Patient Care segment recorded sales of $73,361,000 during the first nine months of 1996, an increase of 10% over the $66,516,000 recorded in the first nine months of 1995. This sales growth resulted from continued geographic expansion. As a result, the operating margin of this segment increased from 5.0% during the first nine months of 1995 to 5.5% during the first nine months of 1996.

            Income from operations increased from $23,228,000 in the first nine months of 1995 to $23,737,000 during the comparable period of 1996. This increase was primarily attributable to increases in the operating profit margin reported by Roto-Rooter and Patient Care during the 1996 nine-month period, partially offset by declines in operating profit reported by The Omnia Group and National Sanitary Supply.

            Other income for the first nine months of 1996 totalled $23,112,000 as compared with $15,151,000 for the first nine months of 1995. The increase during the 1996 period was primarily attributable to larger gains on the sales of investments during the 1996 period.

            The Company's effective income tax rate declined slightly from 38.1% during the first nine months of 1995 to 37.8% during the comparable period of 1996.

            Chemed's income from continuing operations increased from $16,398,000 ($1.66 per share) during the first nine months of 1995 to $21,749,000 ($2.21 per share) during the first nine months of 1996. Earnings for the periods included aftertax gains from sales of investments of $10,919,000 ($1.11 per share) and $5,882,000 ($.59 per share) in 1996 and 1995, respectively.

            Net income for the first nine months of 1996 totalled $22,349,000 ($2.27 per share) as compared with $19,141,000 ($1.94 per share) for the first nine months of 1995. Net income for the first nine months of 1996 and 1995 include favorable adjustments relative to discontinued operations amounting to $600,000 and $2,743,000, respectively.

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
                              Schedule                     E-3 -- E-4

      (b)  Reports on Form 8-K
           ---------------------------
      A report on Form-8K was filed dated September 24, 1996 reporting the Company had acquired all of the outstanding shares of Roto-Rooter Inc. ("Roto-Rooter") common stock at an aggregate estimated price of $100,000,000 ($41 per share plus transaction-related expenses). Such shares were acquired pursuant to a Tender Offer commenced on August 14, 1996 to purchase any and all outstanding shares of Roto-Rooter common stock (approximately 42% of the total).

      The report on Form-8K included a description of the transactions involved along with pro forma consolidated income statements of the Company for the six month periods ended June 30, 1996 and 1995 and for the year ended December 31, 1995. A pro forma balance sheet as of June 30, 1996 was also included. The pro forma income statement presented the consolidated results of operations of the Company, assuming the acquisition of the 42% minority interest in Roto-Rooter occurred on January 1 of each period presented. The pro forma balance sheet presented the financial position of the Company assuming said acquisition occurred on June 30, 1996.

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

Dated:   November 13, 1996            By Naomi C. Dallob
         ----------------------          -------------------------
                                         Naomi C. Dallob
                                         Vice President and Secretary

Dated:   November 13, 1996            By Arthur V. Tucker, Jr.
         ----------------------          -------------------------
                                         Arthur V. Tucker, Jr.
                                         Vice President and Controller
                                         (Principal Accounting Officer)