Form 10-K
period 1996-12-31
CHEMED CORP
filed 1997-03-27
CIK 19584

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            -----------------------

                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
[X]                   THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 1996

                                       or

            Transition Report Pursuant to Section 13 or 15(d) of the
[ ]                    Securities Exchange Act of 1934

        For the Transition period from                 to
                                       ---------------    --------------

                         Commission File Number: 1-8351

                               CHEMED CORPORATION
             (Exact name of registrant as specified in its charter)

            DELAWARE                                            31-0791746
  (State or other jurisdiction of                            (I.R.S. Employer
  incorporation or organization)                         Identification Number)

    2600 Chemed Center, 255 East Fifth Street, Cincinnati, Ohio  45202-4726
          (Address of principal executive offices)               (Zip Code)

                                 (513) 762-6900
              (Registrant's telephone number, including area code)

           Securities registered pursuant to Section 12(b) of the Act:

                                                        Name of each exchange
          Title of each class                           on which registered
          -------------------                           -------------------
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

    The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing price of said stock on the New York Stock Exchange Composite Transaction Listing on March 19, 1997 ($36.37 per share), was $356,412,720.

     At March 19, 1997, 10,032,289 shares of Chemed Corporation Capital Stock (par value $1 per share) were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

         DOCUMENT                                                  WHERE INCORPORATED
1996 Annual Report to Stockholders (Specified Portions)            Parts I, II and IV
Proxy Statement for Annual Meeting                                 Part III
to be held May 19, 1997.

                               CHEMED CORPORATION

                          1996 FORM 10-K ANNUAL REPORT

                                TABLE OF CONTENTS


                                                                                PAGE

                                     PART I
Item 1.  Business.............................................................    1
Item 2.  Properties...........................................................    5
Item 3.  Legal Proceedings....................................................    9
Item 4.  Submission of Matters to a Vote of Security Holders..................    9
         Executive Officers of the Registrant.................................    9


                                     PART II

Item 5.  Market for the Registrant's Common Equity and Related
         Stockholder Matters..................................................   10
Item 6.  Selected Financial Data..............................................   10
Item 7.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations..................................   10
Item 8.  Financial Statements and Supplementary Data..........................   11
Item 9.  Changes in and Disagreements with Accountants on
         Accounting and Financial Disclosure..................................   11


                                    PART III

Item 10. Directors and Executive Officers of the Registrant....................  11
Item 11. Executive Compensation................................................  11
Item 12. Security Ownership of Certain Beneficial Owners and
         Management............................................................  11
Item 13. Certain Relationships and Related Transactions........................  11


                                     PART IV

Item 14. Exhibits, Financial Statement Schedule and Reports
         on Form 8-K...........................................................  12

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

       On April 2, 1991, the Company completed the sale of DuBois Chemicals, Inc. ("DuBois"), a wholly owned subsidiary, to the Diversey Corporation ("Diversey"), a subsidiary of The Molson Companies Ltd. Under the terms of the sale, Diversey agreed to pay the Company net cash payments aggregating $223,386,000, including deferred payments aggregating $32,432,000. As of December 31, 1996, the Company had received cash payments totaling $221,738,000.

       On December 21, 1992, the Company acquired The Veratex Corporation and related businesses ("Veratex Group") from Omnicare, Inc., a publicly traded company in which Chemed currently maintains a 1 percent ownership interest. The purchase price was $62,120,000 in cash paid at closing, plus a post-closing payment of $1,514,000 (paid in April 1993) based on the net assets of Veratex.

       Effective January 1, 1994, the Company acquired all the capital stock of Patient Care, Inc. ("Patient Care"), for cash payments aggregating $20,582,000, including deferred payments with a present value of $6,582,000, plus 17,500 shares of the Company's Capital Stock. An additional cash payment of $1,000,000 was made on March 31, 1996 and another payment of $1,000,000 will be made on March 31, 1997.

       In July 1995, the Company's Omnia Group (formerly Veratex Group) completed the sale of the business and assets of its Veratex Retail division to Henry Schein, Inc. ("HSI") for $10 million in cash plus a $4.1 million note for which payment was received in December 1995.

       Effective September 17, 1996, the Company completed a merger of a subsidiary of the Company, Chemed Acquisition Corp., and Roto-Rooter, Inc. pursuant to a Tender Offer commenced on August 8, 1996 to acquire any and all of the outstanding shares of Common Stock of Roto-Rooter, Inc. for $41.00 per share in cash.

       During 1996, the Company conducted its business operations in four segments: National Sanitary Supply Company ("National Sanitary Supply"), Roto-Rooter Group ("Roto- Rooter"), Omnia Group ("Omnia") and Patient Care.


FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

       The required segment and geographic data for the Company's continuing operations (as described below) for the three years ended December 31, 1994, 1995 and 1996, are shown in the "Sales and Profit Statistics by Business Segment" and the "Additional Segment Data" on pages 34, 35 and 38 of the 1996 Annual Report to Stockholders and are incorporated herein by reference.

DESCRIPTION OF BUSINESS BY SEGMENT

       The information called for by this item is included within Note 1 of the Notes to Financial Statements appearing on page 25 of the 1996 Annual Report to Stockholders and is incorporated herein by reference.

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

RAW MATERIALS

       The principal raw materials needed for each active segment of Chemed's United States manufacturing operations are purchased from United States sources. No segment of Chemed experienced any material raw material shortages during 1996, although such shortages may occur in the future. Products manufactured and sold by Chemed's active business segments generally may be reformulated to avoid the adverse impact of a specific raw material shortage.

PATENTS, SERVICE MARKS AND LICENSES

       The Roto-Rooter(R) trademark and service mark have been used and advertised since 1935 by Roto-Rooter Corporation, a wholly owned subsidiary of Roto-Rooter, Inc., a 100 percent-owned subsidiary of the Company. The Roto-Rooter(R) marks are among the most highly recognized trademarks and service marks in the United States. Chemed considers the Roto-Rooter(R) marks to be a valuable asset and a significant factor in the marketing of Roto-Rooter's franchises, products and services and the products and services provided by its franchisees.

INVENTORIES

       Chemed maintains local warehousing and delivery arrangements throughout the United States to provide prompt delivery service to its customers. Inventories on hand for each active segment are not considered high in relation to industry standards for the business involved. In general, terms and conditions of sale for each segment follow usual and customary industry standards.

COMPETITION
                            NATIONAL SANITARY SUPPLY

       Chemed considers National Sanitary Supply (with its subsidiaries Century Papers, Inc. and NSS Development) to be a leader in the janitorial maintenance supply distribution market in the western, southwestern and midwestern United States (Arizona, California, Colorado, Indiana, Louisiana, Michigan, Mississippi, Missouri, Nevada, New Mexico, Ohio, Oklahoma, Oregon, Tennessee, Texas, Utah and Washington). This subsidiary markets a broad line of cleaning chemicals, paper goods, plastic products, waste handling products and other janitorial supplies to a wide range of customers. The market for sanitary maintenance and paper supplies is highly competitive and entry is relatively easy. Competition is, however, highly fragmented in most geographic markets. In the United States, approximately 9,000 firms compete in the sanitary maintenance supply distribution business on a local or regional basis. The principal competitive factors in this market are the level of service provided; range of products offered; speed, efficiency and reliability of delivery; and price. There is a number of local janitorial supply companies that compete with National Sanitary Supply in its market. The principal competitive factors in the janitorial supply market in order of importance are breadth of product line, prompt delivery and price. While remaining price competitive, National Sanitary Supply maintains a product line that is generally broader than its competitors and has earned an excellent reputation for prompt delivery and customer service.

       Federal, state and local governmental agencies accounted for approximately 8 percent of National Sanitary Supply's total sales for 1996. These sales are attributable to over 1,200 different agencies whose purchasing decisions are made separately. While it is believed that the loss of the sales to these agencies in the aggregate would be material, the decentralized purchasing decisions make the loss of a significant number of such accounts at any given time unlikely. Other than sales to the aforementioned entities, in 1996 no one customer accounted for more than 4 percent of net sales.

                                   ROTO-ROOTER

       All aspects of the sewer, drain, and pipe cleaning and appliance and plumbing repair businesses are highly competitive. Competition is, however, fragmented in most markets with local and regional firms providing the primary competition. The principal methods of competition are advertising, range of services provided, speed and quality of customer service, service guarantees, and pricing.

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

       In connection with the sale of DuBois to the Diversey Corporation, the Company contractually assumed for a period of ten years the estimated liability for potential environmental cleanup and related costs arising from the sale of DuBois up to a maximum of $25,500,000. Based upon an updated assessment of the Company's environmental-related liability by the Company's environmental adviser, the Company has accrued a total of $10,835,000 for this potential liability, of which $3,430,000 has been paid to Diversey Corporation through December 31, 1996. Prior to the sale of DuBois, DuBois had been designated as a Potentially Responsible Party ("PRP") at fourteen Superfund sites by the U.S. Environmental Protection Agency ("USEPA"). With respect to all of these sites, the Company has been unable to locate any records indicating it disposed of waste of any kind at such sites. Nevertheless, it settled claims at five such sites at minimal cost. In addition, because there was a number of other financially responsible companies designated as PRPs relative to these sites, management believes that it is unlikely that such actions will have a material effect on the Company's financial condition or results of operations. With respect to one of these sites, the Company's involvement is based on the location of one of its manufacturing plants. Currently, the USEPA and the state governmental agency are attempting to resolve jurisdictional issues, and action against PRPs is not proceeding.

       Capital expenditures for the purposes of complying with environmental laws and regulations during 1997 and 1998 with respect to continuing operations are not expected to be material in amount; there can be no assurance, however, that presently unforeseen legislative or enforcement actions will not require additional expenditures.

EMPLOYEES

       On December 31, 1996, Chemed had a total of 7,886 employees; 7,808 were located in the United States and 78 were in Canada.


ITEM 2.         PROPERTIES

       Chemed has plants and offices in various locations in the United States and Canada. The major facilities operated by Chemed are listed below by industry segment. All "owned" property is held in fee and is not subject to any major encumbrance. Except as otherwise shown, the leases have terms ranging from one year to ten years. Management does not foresee any difficulty in renewing or replacing the remainder of its current leases. Chemed considers all of its major operating properties to be maintained in good operating condition and to be generally adequate for present and anticipated needs.

    Location                           Type                                   Owned                       Leased
    --------                           ----                                   -----                       ------

                               ROTO-ROOTER GROUP

Cincinnati, OH (1)            Office and service                           16,000 sq. ft.              23,000 sq. ft.
                              facilities

West Des Moines, IA           Office, manufacturing and                    29,000 sq. ft.                     --
                              distribution center facilities

Northeastern                  Office and service facilities                32,000 sq. ft.              43,000 sq. ft.
U.S. Area (2)

Central U.S.                  Office and service facilities                17,000 sq. ft.              24,000 sq. ft.
Area (3)

Mid-Atlantic                  Office and service facilities                18,000 sq. ft.              23,000 sq. ft.
U.S. Area (4)

Midwestern U.S.               Office and service facilities                10,000 sq. ft.              25,000 sq. ft.
Area (5)

Southeastern U.S.             Office and service facilities                46,000 sq. ft.              80,000 sq. ft.
Area (6)

Western U.S.                  Office and service facilities                19,000 sq. ft.              43,000 sq. ft.
Area (7)

Canada (8)                    Office and service facilities                         --                 13,000 sq. ft.

                        NATIONAL SANITARY SUPPLY COMPANY


Los Angeles, CA               Office, manufacturing and                   145,000 sq. ft.              76,000 sq. ft.
                              distribution center




    Location                           Type                                   Owned                       Leased
    --------                           ----                                   -----                       ------
                 (NATIONAL SANITARY SUPPLY COMPANY - CONTINUED)

San Francisco,                Office and distribution                               --                 67,000 sq. ft.
CA (Area)                     center

Tempe, AZ                     Office and distribution                      69,000 sq. ft.                     --
                              center

Denver, CO                    Office and distribution                               --                 53,000 sq. ft.
                              center

Marion, IN                    Office and distribution                      30,000 sq. ft.                     --
                              center

Tupelo, MS                    Office and distribution                               --                 33,000 sq. ft.
                              center

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

Fairfield, OH                 Office and distribution                               --                 38,000 sq. ft.
                              center

Toledo, OH                    Office and distribution                               --                 65,000 sq. ft.
                              center

Portland, OR                  Office and distribution                      56,000 sq. ft.                     --
                              center

Memphis, TN                   Office and distribution                               --                 66,000 sq. ft.
                              center

Amarillo, TX                  Office and distribution                               --                 28,000 sq. ft.
                              center

Beaumont, TX                  Office and distribution                               --                 14,000 sq. ft.
                              center

Corpus Christi,               Office and distribution                               --                 58,000 sq. ft.
TX                            center

Dallas, TX                    Office and distribution                      54,000 sq. ft.                     --
                              center



    Location                           Type                                   Owned                       Leased
    --------                           ----                                   -----                       ------
                 (NATIONAL SANITARY SUPPLY COMPANY - CONTINUED)
El Paso, TX                   Office and distribution                      18,000 sq. ft.                     --
                              center

Houston, TX                   Office and distribution                               --                 102,000 sq. ft.
                              center

Laredo, TX                    Office and distribution                               --                  10,000 sq. ft.
                              center

McAllen, TX                   Office and distribution                               --                   9,000 sq. ft.
                              center

New Braunfels,                Office and distribution                               --                  54,000 sq. ft.
TX                            center

Oklahoma City, OK             Office and distribution                               --                  75,000 sq. ft.
                              center

Kansas City, MO               Office and distribution                               --                  25,000 sq. ft.
                              center

Salt Lake City,               Office and distribution                               --                  20,000 sq. ft.
UT                            center

Seattle, WA                   Office and distribution                               --                  15,000 sq. ft.
                              center

Western,                      Branch sales offices                          3,000 sq. ft.              187,000 sq. ft.
Midwestern and
Southwestern
U.S. (9)

                                                               OMNIA

Troy, MI (10)                 Office                                                --                  68,000 sq. ft.

Detroit, MI                   Manufacturing facility                       64,000 sq. ft.                     --

Lexington, KY                 Office and distribution                               --                 157,000 sq. ft.
                              center

Lakeland, FL                  Office, manufacturing and                             --                  76,000 sq. ft.
                              distribution center

Rialto, CA (11)               Office, manufacturing and                   132,000 sq. ft.                     --
                              distribution center

                                                           PATIENT CARE

New Jersey (12)               Office                                                --                   57,000 sq. ft.

Connecticut (13)              Office                                                --                    9,000 sq. ft.



    Location                           Type                                   Owned                       Leased
    --------                           ----                                   -----                       ------
                                                    (PATIENT CARE - CONTINUED)


New York (11)                 Office                                                --                 43,000 sq. ft.

Louisville, KY                Office                                                --                  6,000 sq. ft.


                                                             CORPORATE
CORPORATE (15)
--------------
Cincinnati, OH                Corporate offices and                                 --                 48,000 sq. ft.
                              related facilities

----------

(1) Excludes 6,000 square feet that formerly housed a service facility. This location is now leased to an outside third party.

(2) Comprising locations in Stoughton and Woburn, Massachusetts; Stratford and Bloomfield, Connecticut; West Seneca, West Hempstead, Staten Island, Rochester, Farmingdale and Hawthorne, New York; and Cranston, Rhode Island.

(3) Comprising locations in Atlanta and Decatur, Georgia; Birmingham, Alabama; Little Rock, Arkansas; Memphis and Nashville, Tennessee; Charlotte, North Carolina; and St. Louis, Missouri.

(4) Comprising locations in Pennsauken and North Brunswick, New Jersey; Levittown, Pennsylvania; Fairfax, Virginia; Newark, Delaware; and Baltimore and Jessup, Maryland.

(5) Comprising locations in Cleveland and Columbus, Ohio; Newnan, Georgia; and Wilmerding, Pennsylvania.

(6) Comprising locations in Jacksonville, Longwood, Pompano Beach, Miami, Fort Myers, St. Petersburg, Boca Raton, Dayton Beach, and Orlando, Florida; Raleigh, North Carolina; and Virginia Beach, Virginia.

(7) Comprising locations in Houston and San Antonio, Texas; Addison, Schaumburg and Posen, Illinois; Commerce City, Colorado; Honolulu, Hawaii; Minneapolis, Minnesota; Tacoma, Washington; Phoenix and Tucson, Arizona; and Fresno, California.

(8) Comprising locations in Delta, British Columbia; Boucherville, Quebec; and Winnipeg, Manitoba.

(9) Comprising facilities in Anaheim, Bakersfield, Baldwin Park, Chatsworth, Chico, Colton, Fresno, Grover Beach, Palm Springs, Sacramento, San Diego, Santa Barbara and Santa Rosa, California; Tucson and Yuma, Arizona; Farmington, Gallup and Santa Fe, New Mexico; St. George, Utah; Bend, Eugene, Pendleton and Salem, Oregon; Eagle, Fort Collins, Grand Junction and Colorado Springs, Colorado; Dayton, Ohio; Austin, Bryan, Freeport, Fort Worth, Lubbock, Lufkin, Tyler and Victoria, Texas; Columbus, Mississippi; Baton Rouge, Lake Charles and Lafayette, Louisiana; Indianapolis and Fort Wayne, Indiana; and Ann Arbor and Detroit, Michigan.



(10) Excludes 28,000 square feet of office space that housed the Veratex Retail operation which was sold in July 1995. The lease on these facilities expires in 1997. Approximately 4,000 square feet of this space have been sublet to an outside third party and the remainder is vacant as of December 31, 1996.

(11) Excludes 36,000 square feet of office, manufacturing and warehouse facilities in Pomona, California that are leased to an outside third party.

(12) Comprising locations in Princeton, Ridgewood, Montclair, Orange, Providence, Westfield and West Orange, New Jersey.

(13)  Comprising locations in Greenwich, Madison and Newington, Connecticut.

(14) Comprising locations in Brooklyn, Manhattan, Queens, Bronx and Staten Island, New York.

(15) Excludes 92,000 square feet in current Cincinnati, Ohio office facilities that are sublet to outside parties - portions of this space may revert to the Company beginning in the year 2000. Includes 38,000 square feet leased for the Company's corporate office facilities.


ITEM 3.  LEGAL PROCEEDINGS

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None.

EXECUTIVE OFFICERS OF THE COMPANY

       Name        Age                           Office                                            First Elected
       ----        ---                           ------                                            -------------
Edward L. Hutton   77                Chairman and Chief Executive Officer                        November 3, 1993 (1)
Kevin J. McNamara  43                President                                                   August 2, 1994 (2)
Paul C. Voet       50                Executive Vice President                                    May 20, 1991 (3)
Timothy S. O'Toole 41                Executive Vice President and                                May 18, 1992 (4)
                                       Treasurer
Sandra E. Laney    53                Senior Vice President and Chief                             November 3, 1993 (5)
                                       Administrative Officer
Arthur V. Tucker,  47                Vice President and Controller                               May 20, 1991 (6)
Jr.

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

       Each executive officer holds office until the annual election at the next annual organizational meeting of the Board of Directors of the Company which is scheduled to be held on May 19, 1997.


                                     PART II

ITEM 5.        MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
               STOCKHOLDER MATTERS.

       The Company's Capital Stock (par value $1 per share) is traded on the New York Stock Exchange under the symbol CHE. The range of the high and low sale prices on the New York Stock Exchange and dividends paid per share for each quarter of 1995 and 1996 are set forth below.

                                                        Closing
                                                        -------               Dividends Paid
                                               High                 Low          Per Share
                1996                           ----                 ---       --------------
                ----
                First Quarter                 $40-1/8               $36-7/8        $.52
                Second Quarter                 39                    35-7/8         .52
                Third Quarter                  39-1/8                35-1/2         .52
                Fourth Quarter                 39                    35-1/8         .52

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

       As of March 19, 1997, there were approximately 5,633 stockholders of record of the Company's Capital Stock. This number only includes stockholders of record and does not include stockholders with shares beneficially held for them in nominee name or within clearinghouse positions of brokers, banks or other institutions.

ITEM 6.        SELECTED FINANCIAL DATA.

       The information called for by this Item for the five years ended December 31, 1996 is set forth on pages 36 and 37 of the 1996 Annual Report to Stockholders and is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

       The information called for by this Item is set forth on pages 40 through 43 of the 1996 Annual Report to Stockholders and is incorporated herein by reference.

ITEM 8.        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

       The consolidated financial statements, together with the report thereon of Price Waterhouse dated February 4, 1997, appearing on pages 19 through 35 and 38 of the 1996 Annual Report to Stockholders, along with the Supplementary Data (Unaudited Summary of Quarterly Results) appearing on page 39, are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

       None.
                                    PART III

ITEM 10.       DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

       The directors of the Company are:
Edward L. Hutton            Walter L. Krebs
James A. Cunningham         Sandra E. Laney
James H. Devlin             Kevin J. McNamara
Charles H. Erhart, Jr.      John M. Mount
Joel F. Gemunder            Timothy S. O'Toole
Lawrence J. Gillis          D. Walter Robbins, Jr.
Patrick P. Grace            Paul C. Voet
Thomas C. Hutton            George J. Walsh III

       Except for information relating to Mr. Cunningham, the additional information required under this Item with respect to the directors and executive officers is set forth in the Company's 1997 Proxy Statement and in Part I hereof under the caption "Executive Officers of the Registrant" and is incorporated herein by reference. Mr. Cunningham, who is 52 years old, is a Senior Chemical Adviser with Schroder Wertheim & Co. Incorporated, New York, New York (an investment banking, asset management and securities firm) and has held this position since March 1992. Previously, he was Managing Director of Furman Selz Incorporated, New York, New York (an institutional investment company) and held this position from October 1990 to March 1992. Mr. Cunningham is a director of National Sanitary Supply Company.

ITEM 11.       EXECUTIVE COMPENSATION.

       Information required under this Item is set forth in the Company's 1997 Proxy Statement, which is incorporated herein by reference.

ITEM 12.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

       Information required under this Item is set forth in the Company's 1997 Proxy Statement, which is incorporated herein by reference.

ITEM 13.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

       Information required under this Item is set forth in the Company's 1997 Proxy Statement, which is incorporated herein by reference.

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

   10.4        1981 Stock Incentive Plan, as amended through May 20, 1991.*,**

   10.5        1983 Incentive Stock Option Plan, as amended through May 20,
               1991.*,**

   10.6        1986 Stock Incentive Plan, as amended through May 20, 1991.*,**

   10.7        1988 Stock Incentive Plan, as amended through May 20, 1991.*,**

   10.8        1993 Stock Incentive Plan.*,**

   10.9        Excess Benefits Plan, as amended effective November 1, 1985.*,**

   10.10       Non-Employee Directors' Deferred Compensation Plan.*,**

   10.11       Directors Emeriti Plan.*,**

   10.12       Employment Contracts with Executives.*,**

   10.13       Amendment No. 8 to Employment Contracts with Executives.**

   10.14       1995 Stock Incentive Plan.*,**

   10.15       Split Dollar Agreement with Executives.*,**

   10.16       Split Dollar Agreement with Edward L. Hutton.*,**

   10.17       Split Dollar Agreement with Paul C. Voet.*,**

   10.18       Amendment No. 7 to Employment Agreement with Edward L.
               Hutton.**

   11.         Statement re:  Computation of Earnings Per Common Share.

   13.         1996 Annual Report to Stockholders.

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

FINANCIAL STATEMENT SCHEDULE

    See Index to Financial Statements and Financial Statement Schedule on page S-1.

REPORTS ON FORM 8-K

               A Form 8-K was filed October 2, 1996 announcing Chemed Corporation's acquisition of all the outstanding shares of Common Stock of Roto-Rooter, Inc. for $41.00 per share in cash.

                                   SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             CHEMED CORPORATION

March 27, 1997               By /s/ Edward L. Hutton
                                --------------------
                                Edward L. Hutton
                                Chairman and Chief Executive Officer

       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

    Signature                                Title                                                               Date
    ---------                                -----                                                               ----
/s/ Edward L. Hutton                   Chairman and Chief                                   ----
------------------------               Executive Officer and a
Edward L. Hutton                       Director (Principal
                                       Executive Officer)


/s/ Timothy S. O'Toole                 Executive Vice President
------------------------               and Treasurer and a
Timothy S. O'Toole                     Director
                                       (Principal Financial
                                       Officer)

/s/ Arthur V.Tucker, Jr.               Vice President and                                                   March 27, 1997
-----------------------                Controller
Arthur V. Tucker, Jr.                  (Principal Accounting
                                       Officer)
                                                                           ----
James A. Cunningham*                   Walter L. Krebs*
James H. Devlin*                       Sandra E. Laney*
Charles H. Erhart, Jr.*                Kevin J. McNamara*
Joel F. Gemunder                       John M. Mount*                           --Directors
Lawrence J. Gillis*                    D. Walter Robbins, Jr.*
Patrick P. Grace*                      Paul C. Voet*
Thomas C. Hutton*                      George J. Walsh III*                ----             ----

----------

* Naomi C. Dallob by signing her name hereto signs this document on behalf of each of the persons indicated above pursuant to powers of attorney duly executed by such persons and filed with the Securities and Exchange Commission.

   March 27, 1997                                          /s/ Naomi C. Dallob
---------------------                                   -----------------------
       Date                                             Naomi C. Dallob
                                                        (Attorney-in-Fact)

                   CHEMED CORPORATION AND SUBSIDIARY COMPANIES

         INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

                               1994, 1995 AND 1996

CHEMED CORPORATION CONSOLIDATED FINANCIAL                       PAGE(S)
  STATEMENTS AND FINANCIAL STATEMENT SCHEDULE
    Report of Independent Accountants............................... 19*
    Statement of Accounting Policies.................................20*
    Consolidated Statement of Income.................................21*
    Consolidated Balance Sheet.......................................22*
    Consolidated Statement of Cash Flows.............................23*
    Consolidated Statement of Changes in Stockholders' Equity........24*
    Notes to Financial Statements....................................25-33*
    Sales and Profit Statistics by Business Segment..................34-35*
    Additional Segment Data..........................................38*
    Report of Independent Accountants on Financial Statement
      Schedule.......................................................S-2
    Schedule II -- Valuation and Qualifying Accounts.................S-3





* Indicates page numbers in Chemed Corporation 1996 Annual Report to
  Stockholders.

----------------

    The consolidated financial statements of Chemed Corporation listed above, appearing in the 1996 Annual Report to Stockholders, are incorporated herein by reference. The Financial Statement Schedule should be read in conjunction with the consolidated financial statements listed above. Schedules not included have been omitted because they are not applicable or the required information is shown in the financial statements or notes thereto as listed above.

                      REPORT OF INDEPENDENT ACCOUNTANTS ON
                          FINANCIAL STATEMENT SCHEDULE


To the Board of Directors
of Chemed Corporation

Our audits of the consolidated financial statements referred to in our report dated February 4, 1997 appearing on page 19 of the 1996 Annual Report to Stockholders of Chemed Corporation (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the Financial Statement Schedule listed in Item 14 of this Form 10-K. In our opinion, the Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.





/s/ Price Waterhouse LLP
------------------------
PRICE WATERHOUSE LLP

Cincinnati, Ohio
February 4, 1997

                                                                     SCHEDULE II


                   CHEMED CORPORATION AND SUBSIDIARY COMPANIES
                      VALUATION AND QUALIFYING ACCOUNTS (a)
                                 (in thousands)
                                     Dr/(Cr)


                                                            Additions
                                                -----------------------------------
                                                (Charged)                Applicable
                                                Credited     (Charged)        to
                                  Balance at    to Costs     Credited     Companies                  Balance
                                  Beginning        and       to Other     Acquired      Deductions    at End
Description                       of Period     Expenses     Accounts     in Period         (b)      of Period
--------------------------------------------------------------------------------------------------------------

Allowances for doubtful
accounts (c) -

  For the year 1996.........     $ (3,519)     $(1,511)     $  (78)      $   ( 16)     $  2,199     $ (2,925)
                                 =========     ========     =======      =========     ========     =========

  For the year 1995.........     $ (2,974)     $(2,443)     $  (72)      $   -         $  1,970     $ (3,519)
                                 =========     ========     =======      =========     ========     =========

  For the year 1994.........     $ (2,391)     $(1,774)     $   -        $   (218)     $  1,409     $ (2,974)
                                 =========     ========     =======      =========     ========     =========

Allowances for doubtful
accounts - notes
receivable (d) -

  For the year 1996.........     $   (247)     $     8      $     78     $   -         $     41     $   (120)
                                 =========     ========     ========     =========     ========     =========

  For the year 1995.........     $   (267)     $   (64)     $     72     $   -         $     12     $   (247)
                                 =========     ========     ========     =========     ========     =========

  For the year 1994.........     $   (493)     $   (81)     $   -        $   -         $    307     $   (267)
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

                                   INDEX TO EXHIBITS




                                                                                Page Number
                                                                                    or
                                                                        Incorporation by Reference
                                                                    ------------------------------------
Exhibit                                                             File No. and               Previous
Number                                                              Filing Date              Exhibit No.
------                                                              -----------              -----------

 3.1            Certificate of Incorporation of                     Form S-3                     4.1
                Chemed Corporation                                  Reg. No. 33-44177
                                                                    11/26/91

 3.2             By-Laws of Chemed Corporation                      Form 10-K                    2
                                                                    3/28/89

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

10.5             1983 Incentive Stock Option Plan,                  Form 10-K                    8
                 as amended through May 20, 1991                    3/27/92

10.6             1986 Stock Incentive Plan, as                      Form 10-K                    9
                 amended through May 20, 1991                       3/27/92

10.7             1988 Stock Incentive Plan, as                      Form 10-K                    10
                 amended through May 20, 1991                       3/27/92

10.8             1993 Stock Incentive Plan                          Form 10-K                    10.8
                                                                    3/29/94

10.9             Excess Benefits Plan, as amended                   Form 10-Q                    10.10
                 effective November 1, 1985                         11/12/85

10.10            Non-Employee Directors' Deferred                   Form 10-K                    10.11
                 Compensation Plan                                  3/24/88

10.11            Directors Emeriti Plan                             Form 10-Q                    10.12
                                                                    5/12/88


                                                                                Page Number
                                                                                    or
                                                                        Incorporation by Reference
                                                                    ------------------------------------
Exhibit                                                             File No. and               Previous
Number                                                              Filing Date              Exhibit No.
------                                                              -----------              -----------
10.12            Employee Contracts with                            Form 10-K                    10.13
                 Executives                                         3/28/89

10.13            Amendment No. 8 to Employment                         *
                 Contracts with Executives

10.14            1995 Stock Incentive Plan                          Form 10-K                    10.15
                                                                    3/28/96

10.15            Split Dollar Agreements                            Form 10-K                    10.16
                                                                    3/28/96

10.16            Split Dollar Agreement with                        Form 10-K                    10.17
                 Edward L. Hutton                                   3/28/96

10.17            Split Dollar Agreement with                        Form 10-K                    10.18
                 Paul C. Voet                                       3/28/96

10.18            Amendment No. 7 to Employment                         *
                 Agreement with Edward L. Hutton

11               Statement re:  Computation of                         *
                 Earnings Per Common Share

13               1996 Annual Report to Stockholders                    *

21               Subsidiaries of Chemed Corporation                    *

23               Consent of Independent Accountants                    *

24               Powers of Attorney                                    *

27               Financial Data Schedule                               *

--------------

* Filed herewith.

+ Not filed herewith.