Form 10-Q
period 1997-03-31
CHEMED CORP
filed 1997-05-12
CIK 19584

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

For Quarter Ended March 31, 1997

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


Class                   Amount                        Date

Capital Stock           10,032,599 Shares             April 30, 1997
$1 Par Value
------------------------------------------------------------------
------------------------------------------------------------------

                            CHEMED CORPORATION AND
                             SUBSIDIARY COMPANIES



                                     Index

                                                                Page No.
PART I.    FINANCIAL INFORMATION:

  Item 1.  Financial Statements
        Consolidated Balance Sheet -
          March 31, 1997 and
          December 31, 1996                                             3

        Consolidated Statement of Income -
          Three months ended
          March 31, 1997 and 1996                                       4

        Consolidated Statement of Cash Flows -
          Three months ended
          March 31, 1997 and 1996                                       5

        Notes to Unaudited Financial Statements                         6


  Item 2.  Management's Discussion and Analysis of
             Financial Condition and Results of
              Operations                                           7 - 10

PART II.   OTHER INFORMATION                                           11

                               PART I. FINANCIAL INFORMATION
                               Item 1. Financial Statements
                        CHEMED CORPORATION AND SUBSIDIARY COMPANIES
                                CONSOLIDATED BALANCE SHEET
                      (in thousands except share and per share data)
                                         UNAUDITED

                                                                   March 31,    December 31,
                                                                     1997          1996
                                                                  ----------    ----------
ASSETS
Current assets
   Cash and cash equivalents                                      $   17,797   $   11,935
   Accounts receivable, less allowances of $2,971
      (1996 - $2,925)                                                 79,719       77,622
   Inventories
      Raw materials                                                    6,615        6,515
      Finished goods and general merchandise                          44,814       45,873
   Statutory deposits                                                 18,133       19,962
   Other current assets                                               32,234       30,452
                                                                  ----------   ----------
        Total current assets                                         199,312      192,359
Other investments                                                     44,793       62,098
Properties and equipment, at cost less accumulated
   depreciation of $59,360 (1996 - $56,653)                           84,184       83,259
Identifiable intangible assets less accumulated
   amortization of $4,256 (1996 - $3,977)                             17,016       17,295
Goodwill less accumulated amortization of $26,672
   (1996 - $25,292)                                                  185,847      186,933
Other assets                                                          17,483       17,406
                                                                  ----------   ----------
        Total Assets                                              $  548,635   $  559,350
                                                                  ==========   ==========
LIABILITIES
Current liabilities
   Accounts payable                                               $   25,575   $   25,747
   Bank notes and loans payable                                        5,000        5,000
   Current portion of long-term debt                                  13,074       12,550
   Income taxes                                                        9,787        5,209
   Deferred contract revenue                                          25,184       24,735
   Other current liabilities                                          45,309       51,307
                                                                  ----------   ----------
        Total current liabilities                                    123,929      124,548
Deferred income taxes                                                  2,358        6,650
Long-term debt                                                       158,092      158,168
Other liabilities and deferred income                                 40,105       41,273
Minority interest                                                     11,215       10,820
                                                                  ----------   ----------
        Total Liabilities                                            335,699      341,459
                                                                  ----------   ----------
STOCKHOLDERS' EQUITY
Capital stock-authorized 15,000,000 shares $1 par;
   issued 12,858,264 shares (1996 - 12,767,565 shares)                12,858       12,768
Paid-in capital                                                      153,785      150,296
Retained earnings                                                    142,583      139,262
Treasury stock - 2,825,975 shares
  (1996 - 2,815,655 shares), at cost                                 (83,314)     (82,943)
Unearned compensation                                                (28,656)     (27,554)
Unrealized appreciation on investments                                15,680       26,062
                                                                  ----------   ----------
        Total Stockholders' Equity                                   212,936      217,891
                                                                  ----------   ----------
        Total Liabilities and Stockholders' Equity                $  548,635   $  559,350
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

                        CHEMED CORPORATION AND SUBSIDIARY COMPANIES
                             CONSOLIDATED STATEMENT OF INCOME
                                         UNAUDITED
                           (in thousands except per share data)

                                                                    Three Months Ended
                                                                         March 31,
                                                                  ----------------------
                                                                     1997         1996
                                                                  ---------    ---------
Sales                                                             $ 94,932     $ 99,763
Service revenues                                                    73,620       67,698
                                                                  ---------    ---------
      Total sales and service revenues                             168,552      167,461
                                                                  ---------    ---------
Cost of goods sold                                                  64,311       68,590
Cost of services provided                                           45,104       41,113
Selling and marketing expenses                                      24,698       24,258
General and administrative expenses                                 24,037       23,516
Depreciation                                                         3,947        2,973
                                                                  ---------    ---------
      Total costs and expenses                                     162,097      160,450
                                                                  ---------    ---------
Income from operations                                               6,455        7,011
Interest expense                                                    (2,756)      (1,931)
Other income - net                                                  10,227       16,298
                                                                  ---------    ---------
Income before income taxes
   and minority interest                                            13,926       21,378
Income taxes                                                        (5,333)      (7,974)
Minority interest in earnings of subsidiaries                         (106)      (1,207)
                                                                  ---------    ---------
      Net Income                                                  $  8,487     $ 12,197
                                                                  =========    =========

Earnings Per Common Share
      Net income                                                  $    .85     $   1.24
                                                                  =========    =========
      Average number of shares outstanding                          10,002        9,867
                                                                  =========    =========
Cash Dividends Paid Per Share                                     $    .52     $    .52
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

                        CHEMED CORPORATION AND SUBSIDIARY COMPANIES
                           CONSOLIDATED STATEMENT OF CASH FLOWS
                                         UNAUDITED
                                      (in thousands)

                                                                    Three Months Ended
                                                                         March 31,
                                                                  -----------------------
                                                                     1997         1996
                                                                  ---------    ---------
Cash Flows From Operating Activities
      Net income                                                  $   8,487    $12,197
      Adjustments to reconcile net income to net cash
        provided by operating activities:
              Gain on sale of investments                            (9,079)   (14,208)
              Depreciation and amortization                           5,927      4,611
              Provision for deferred income taxes                       202     (2,631)
              Provision for uncollectible accounts receivable           183        459
              Minority interest in earnings of subsidiaries             106      1,207
              Changes in operating assets and liabilities,
                excluding amounts acquired in business
                combinations
                 (Increase)/decrease in accounts
                    receivable                                       (2,105)     4,960
                 Decrease in inventories and other current
                   assets                                               215      2,789
                 (Increase)/decrease in statutory deposits            1,829       (191)
                 Decrease in accounts payable, deferred
                   contract revenue and other current
                   liabilities                                       (2,483)    (5,307)
                  Increase in income taxes                            5,010     11,001
              Other - net                                            (1,693)    (2,771)
                                                                  ---------    ---------
        Net cash provided by operating activities                     6,599     12,116
                                                                  ---------    ---------
Cash Flows From Investing Activities
      Proceeds from sale of investments                              10,474     26,556
      Capital expenditures                                           (4,424)    (4,177)
      Business combinations, net of cash acquired                    (3,674)    (2,198)
      Net cash outflow from discontinued operations                    (661)    (4,294)
      Other - net                                                       105        252
                                                                  ---------    ---------
        Net cash provided/(used) by investing activities              1,820     16,139
                                                                  ---------    ---------
Cash Flows From Financing Activities
      Proceeds from issuance of long-term debt                       25,000          -
      Repayment of long-term debt                                   (23,066)       (64)
      Dividends paid                                                 (5,217)    (5,137)
      Issuance of capital stock                                          55        165
      Purchase of treasury stock                                          -       (870)
      Other - net                                                       671        429
                                                                  ---------    ---------
        Net cash used by financing activities                        (2,557)    (5,477)
                                                                  ---------    ---------
Increase In Cash And Cash Equivalents                                 5,862     22,778
Cash and cash equivalents at beginning of period                     11,935     19,187
                                                                  ---------    ---------
Cash and cash equivalents at end of period                        $  17,797    $41,965
                                                                  =========    =========


                 See accompanying notes to unaudited financial statements.

                  CHEMED CORPORATION AND SUBSIDIARY COMPANIES

                    Notes to Unaudited Financial Statements


1. The accompanying unaudited consolidated financial statements have been prepared in accordance with Rule 10-01 of SEC Regulation S-X. Consequently, they do not include all the disclosures required under generally accepted accounting principles for complete financial statements. However, in the opinion of the management of Chemed Corporation (the "Company"), the financial statements presented herein contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position, results of operations and cash flows of the Company and its consolidated subsidiaries ("Chemed"). For further information regarding Chemed's accounting policies, refer to the consolidated financial statements and notes included in Chemed's Annual Report on Form 10-K for the year ended December 31, 1996.

2. Primary earnings per common share are computed using the weighted average number of shares of capital stock outstanding and exclude the dilutive effect of outstanding stock options as it is not material.

    In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 ("SFAS 128"), Earnings Per Share, effective for reporting periods ending after December 15, 1997. Adoption of SFAS 128 in December 1997 is not expected to impact the Company's reported earnings per share.

3. In March 1997, the Company borrowed $25 million under a long term note agreement ("Senior Notes") with New York Life Insurance Company and New York Life Insurance and Annuity Corporation. The Senior Notes bear interest at 7.31% per annum, payable on March 15 and September 15 of each year. Principal payments of $5,000,000 are due annually on March 15, 2005 through 2009. The proceeds of the Senior Notes were used to reduce borrowings under the Company's revolving credit agreement with Bank of America.

                 Item 2. Management's Discussion and Analysis
               of Financial Condition and Results of Operations

Financial Condition
-------------------

            Cash and cash equivalents increased from $11.9 million at December 31, 1996 to $17.8 million at March 31, 1997, primarily due to the sale of investments during the first quarter of 1997. Other investments declined from $62.1 million at December 31, 1996 to $44.8 million at March 31, 1997 due to the sale of investments ($10.5 million) and to a decline in market prices of investments owned during the quarter ($6.8 million).

            Income taxes increased from $5.2 million at December 31, 1996 to $9.8 million at March 31, 1997 due to the accrual of income taxes on first quarter income and the lack of required federal tax payments in 1997. Other current liabilities declined from $51.3 million at December 31, 1996 to $45.3 million due to the payment in February 1997 of 1996 incentive compensation and to the payment in March 1997 of a contingent payment related to the 1994 acquisition of Patient Care.

            Vitas Healthcare Corporation, ("Vitas"), the privately-held provider of hospice services to the terminally ill in which the Company carries an investment of $27 million of redeemable preferred stock, is continuing to explore long-term financing alternatives to increase its liquidity. On the basis of current information, management believes the Company's investment in Vitas is fully recoverable and that no permanent impairment exits.

            At March 31, 1997 Chemed had approximately $50.3 million of unused lines of credit with various banks. Management believes its liquidity and sources of capital are satisfactory for the Company's needs in the foreseeable future.

Results of Operations
---------------------

            Sales and service revenues and operating profit from continuing operations by business segment follow (in thousands):

                                      Three Months Ended
                                           March 31,
                                      -------------------
                                        1997        1996
                                      -------     --------
Sales and Service
     Revenues
-----------------
Roto-Rooter                           $ 51,724    $ 47,783
National Sanitary Supply                74,349      77,277
Patient Care                            25,933      23,890
Omnia Group                             16,546      18,511
                                      --------     -------
  Total                               $168,552    $167,461
                                      ========    ========

Operating Profit
----------------
Roto-Rooter                           $  4,461    $  4,199
National Sanitary Supply                 1,434       1,884
Patient Care                               985       1,073
Omnia Group                                688       1,493
                                      --------    --------
  Total                               $  7,568    $  8,649
                                      ========    ========

Data relating to (a) the increase or decrease in sales and service revenues and (b) operating profit as a percent of sales and service revenues are set forth below:

                                 Sales and             Operating
                              Service Revenues        Profit as a
                                % Increase/            % of Sales
                                 (Decrease)           (Operating Margin)
                              ----------------        ---------------
                               1997 vs. 1996          1997      1996
                              ----------------        ---------------

Roto-Rooter                             8 %            8.6%      8.8%
National Sanitary Supply               (4)             1.9       2.4
Patient Care                            9              3.8       4.5
Omnia Group                           (11)             4.2       8.1
    Total                               1              4.5       5.2

            Sales and service revenues for the Roto-Rooter segment for the first quarter of 1997 totalled $51,724,000, an increase of 8% over the $47,783,000 recorded in the first quarter of 1996. Revenues of the plumbing services business, the drain cleaning business and the service contract business increased 10%, 6% and 7%, respectively, for the first quarter of 1997, as compared with revenues recorded in the first quarter of 1996. These revenues accounted for 26%, 32% and 31%, respectively, of Roto-Rooter's total sales and service revenues during the 1997 period. The operating margin of the Roto-Rooter segment in the first quarter of 1997 was 8.6% as compared with 8.8% during the first quarter of 1996. This decline was attributable to the additional goodwill amortization recorded in the 1997 period due to the purchase of Roto-Rooter's minority interest by Chemed in September 1996. Excluding this additional amortization the operating margin for the first quarter of 1997 would have been 9.4%, reflecting lower general administrative expenses as a percent of sales during the 1997 period.

            Sales of the National Sanitary Supply segment for the first quarter of 1997 totalled $74,349,000 as compared with $77,277,000 in the prior year first quarter. Also, the operating margin for the first quarter of 1997 was 1.9% as compared with 2.4% during the comparable period of 1996. These declines were due to the loss in the first quarter of 1996 of a large fast-food customer, as well as deflationary pricing in National Sanitary Supply's paper line. The loss of this customer will no longer impact revenue comparisons beginning in the second quarter of 1997.

            Total revenues of the Patient Care segment increased 9% from $23,890,000 during the first quarter of 1996 to $25,933,000 in the first quarter of 1997. This revenue increase is attributable to increased business referrals as well as to growing demand for home-based health care services. The operating margin declined from 4.5% during the first quarter of 1996 to 3.8% during the first quarter of 1997, largely as a result of a lower gross margin percentage during the 1997 quarter. This lower gross margin reflects lower reimbursement rates, particularly in the New York market. Patient Care is aggressively increasing training classes for new home-health care aides in order to lower its overall cost of labor and to improve its margin. Partially offsetting this gross margin decline were lower general and administrative expenses as a percent of sales during the 1997 quarter.

            Sales of the Omnia segment declined 11% in the first quarter of 1997, from $18,511,000 in the first quarter of 1996 to $16,546,000 in the first quarter of 1997. Also, the operating margin of the Omnia segment declined from 8.1% during the first quarter of 1996 to 4.2% during the comparable period of 1997. These declines were due primarily to lower paper-product selling prices in 1997 as compared with the first quarter of 1996. In addition, operating expenses increased in 1997, due to favorable expense reductions recorded in the first quarter of 1996. Significantly, Omnia has maintained its market share, and the gross margin in the first quarter of 1997 increased when compared with the gross margin for the last quarter of 1996.

            Income from operations declined from $7,011,000 in the first three months in 1996 to $6,455,000 during the first three months of 1997, largely as a result of lower operating profit in the National Sanitary Supply and Omnia Group segments, offset partially by favorable reductions in corporate expenses.
Interest expense for the first quarter increased from $1,931,000 during 1996 to $2,756,000 during 1997, largely due to the increase in total debt resulting from Chemed's purchase of the Roto-Rooter minority interest in September 1996.

            Other income--net decreased from $16,298,000 in the first quarter of 1996 to $10,227,000 in the first quarter of 1997, primarily as a result of lower investment gains recorded in the 1997 period. During the first quarter of 1997 the Company recorded gains on the sales of investments aggregating $9,079,000 as compared with $14,208,000 during the first quarter of 1996. Lower interest income for the 1997 period as compared with the 1996 first quarter also contributed to this decline.

            The Company's effective income tax rate during the first quarter of 1997 was 38.3% as compared with 37.3% during the first three months of 1996. This increase was attributable to a higher effective state and local income tax rate during the 1997 period.
            Net income declined from $12,197,000 ($1.24 per share) in the 1996 first quarter to $8,487,000 ($.85 per share) in the 1997 first quarter, largely as a result of lower investment gains and lower income from operations recorded in the 1997 quarter. Excluding investment gains for both periods, net income declined from $3,273,000 ($.33 per share) for the 1996 quarter to $2,861,000 ($.29 per share) during the 1997 quarter.

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


Dated:  May 12, 1997                  By   Naomi C. Dallob
        ----------------------           -------------------------
                                           Naomi C. Dallob, Vice
                                           President and Secretary




Dated:  May 12, 1997                  By   Arthur V. Tucker, Jr.
        ----------------------           -------------------------
                                           Arthur V. Tucker, Jr.
                                           Vice President and
                                           Controller (Principal
                                           Accounting Officer)