Form 10-Q
period 1997-06-30
CHEMED CORP
filed 1997-08-12
CIK 19584

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

For Quarter Ended June 30, 1997

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


Class                   Amount                        Date

Capital Stock           10,040,010 Shares             July 31, 1997
$1 Par Value
-------------------------------------------------------------------
-------------------------------------------------------------------

                            CHEMED CORPORATION AND
                             SUBSIDIARY COMPANIES



                                     Index

                                                                Page No.

PART I.    FINANCIAL INFORMATION:

  Item 1.  Financial Statements
        Consolidated Balance Sheet -
          June 30, 1997 and
          December 31, 1996                                             3

        Consolidated Statement of Income -
          Three months and six months ended
          June 30, 1997 and 1996                                        4

        Consolidated Statement of Cash Flows
          Six months ended
          June 30, 1997 and 1996                                        5

        Notes to Unaudited Financial Statements                       6-7


  Item 2.  Management's Discussion and Analysis of
             Financial Condition and Results of
              Operations                                           8 - 13

PART II.   OTHER INFORMATION                                      14 - 15

                               PART I. FINANCIAL INFORMATION
                               Item 1. Financial Statements
                        CHEMED CORPORATION AND SUBSIDIARY COMPANIES
                                CONSOLIDATED BALANCE SHEET
                      (in thousands except share and per share data)
                                         UNAUDITED

                                                                   June 30,     December 31,
                                                                     1997           1996
                                                                  ----------    ----------
ASSETS
Current assets
   Cash and cash equivalents                                      $   12,361   $   11,935
   Accounts receivable, less allowances of $3,812 (1996 - $2,925)     85,984       77,622
   Inventories
      Raw materials                                                    6,418        6,515
      Finished goods and general merchandise                          44,360       45,873
   Statutory deposits                                                 16,980       19,962
   Other current assets                                               37,878       30,452
                                                                  ----------   ----------
        Total current assets                                         203,981      192,359
Other investments                                                     43,097       62,098
Properties and equipment, at cost less accumulated depreciation
   of $61,659 (1996 - $56,653)                                        90,529       83,259
Identifiable intangible assets less accumulated amortization
   of $4,932 (1996 - $3,977)                                          18,452       17,295
Goodwill less accumulated amortization of $27,761 (1996 - $25,292)   189,213      186,933
Other assets                                                          17,741       17,406
                                                                  ----------   ----------
        Total Assets                                              $  563,013   $  559,350
                                                                  ==========   ==========
LIABILITIES
Current liabilities
   Accounts payable                                               $   26,312   $   25,747
   Bank notes and loans payable                                        5,110        5,000
   Current portion of long-term debt                                  15,689       12,550
   Income taxes                                                        5,345        5,209
   Deferred contract revenue                                          25,606       24,735
   Other current liabilities                                          46,450       51,307
                                                                  ----------   ----------
        Total current liabilities                                    124,512      124,548
Deferred income taxes                                                  4,575        6,650
Long-term debt                                                       164,026      158,168
Other liabilities and deferred income                                 39,874       41,273
Minority interest                                                     12,086       10,820
                                                                  ----------   ----------
        Total Liabilities                                            345,073      341,459
                                                                  ----------   ----------
STOCKHOLDERS' EQUITY
Capital stock-authorized 15,000,000 shares $1 par;
   issued 12,867,564 (1996 - 12,767,565) shares                       12,868       12,768
Paid-in capital                                                      153,263      150,296
Retained earnings                                                    143,703      139,262
Treasury stock - 2,828,604 (1996 - 2,815,655) shares, at cost        (83,408)     (82,943)
Unearned compensation - ESOPs                                        (26,814)     (27,554)
Unrealized appreciation on investments                                18,328       26,062
                                                                  ----------   ----------
        Total Stockholders' Equity                                   217,940      217,891
                                                                  ----------   ----------
        Total Liabilities and Stockholders' Equity                $  563,013   $  559,350
                                                                  ==========   ==========

                 See accompanying notes to unaudited financial statements.

                        CHEMED CORPORATION AND SUBSIDIARY COMPANIES
                             CONSOLIDATED STATEMENT OF INCOME
                                         UNAUDITED
                           (in thousands except per share data)

                                            Three Months Ended         Six Months Ended
                                                   June 30,                 June 30,
                                            --------------------     ---------------------
                                              1997        1996         1997        1996
                                            --------    --------     --------    ---------
Continuing Operations
   Sales                                    $101,167    $ 99,879     $196,099    $199,642
   Service revenues                           81,550      70,592      155,170     138,290
                                            ---------   ---------    ---------   ---------
         Total sales and service revenues    182,717     170,471      351,269     337,932
                                            ---------   ---------    ---------   ---------
   Cost of goods sold                         68,635      67,656      132,946     135,790
   Cost of services provided                  51,233      42,720       96,337      84,289
   Selling and marketing expenses             25,291      24,639       49,989      48,897
   General and administrative expenses        26,855      24,397       50,892      47,913
   Depreciation                                2,683       3,029        6,630       6,002
                                            ---------   ---------    ---------   ---------
         Total costs and expenses            174,697     162,441      336,794     322,891
                                            ---------   ---------    ---------   ---------
   Income from operations                      8,020       8,030       14,475      15,041
   Interest expense                           (3,046)     (1,900)      (5,802)     (3,831)
   Other income, net                           4,309       5,181       14,536      21,479
                                            ---------   ---------    ---------   ---------
   Income before income taxes and
      minority interest                        9,283      11,311       23,209      32,689
   Income taxes                               (3,364)     (4,237)      (8,697)    (12,211)
   Minority interest in earnings of
      subsidiaries                              (225)     (1,386)        (331)     (2,593)
                                            ---------   ---------    ---------   ---------
   Income from continuing operations           5,694       5,688       14,181      17,885
Discontinued Operations                          598           -          598           -
                                            ---------   ---------    ---------   ---------
Net Income                                  $  6,292    $  5,688     $ 14,779    $ 17,885
                                            =========   =========    =========   =========
Earnings Per Common Share
   Income from continuing operations        $    .57    $    .58     $   1.42    $   1.82
                                            =========   =========    =========   =========
   Net income                               $    .63    $    .58     $   1.48    $   1.82
                                            =========   =========    =========   =========
   Average Number of Shares Outstanding       10,035       9,837       10,018       9,852
                                            =========   =========    =========   =========
Cash Dividends Paid Per Share               $    .52    $    .52     $   1.04    $   1.04
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

                        CHEMED CORPORATION AND SUBSIDIARY COMPANIES
                           CONSOLIDATED STATEMENT OF CASH FLOWS
                                         UNAUDITED
                                      (in thousands)

                                                                       Six Months Ended
                                                                            June 30,
                                                                     -----------------------
                                                                        1997        1996*
                                                                     ---------   ---------
Cash Flows From Operating Activities
   Net income                                                        $ 14,779    $ 17,885
   Adjustments to reconcile net income to net cash
      provided by operating activities:
         Gains on sale of investments                                 (12,235)    (17,431)
         Depreciation and amortization                                 10,775       9,404
         Discontinued operations                                         (598)          -
         Provision for uncollectible accounts receivable                  587         712
         Minority interest in earnings of subsidiaries                    331       2,593
         Provision for deferred income taxes                              282      (2,310)
         Changes in operating assets and liabilities,
           excluding amounts acquired in business combinations
              Increase in accounts receivable                          (5,166)       (635)
              Decrease in inventories and other current assets          1,532       2,276
              (Increase)/decrease in statutory deposits                 2,982        (562)
              Decrease in accounts payable, deferred contract
                revenue and other current liabilities                  (3,649)     (2,193)
              Increase in income taxes                                  1,585       1,930
         Other - net                                                   (1,368)     (2,690)
                                                                     ---------   ---------
      Net cash provided by operating activities                         9,837       8,979
                                                                     ---------   ---------
Cash Flows From Investing Activities
   Proceeds from sale of investments                                   14,060      30,349
   Capital expenditures                                               (13,708)     (9,118)
   Business combinations, net of cash acquired                        (10,767)     (3,532)
   Net proceeds from discontinued operations                           (1,317)     (1,065)
   Other-net                                                               30         162
                                                                     ---------   ---------
      Net cash provided/(used) by investing activities                (11,702)     16,796
                                                                     ---------   ---------
Cash Flows From Financing Activities
   Proceeds from issuance of long-term debt                            35,000           -
   Repayment of long-term debt                                        (23,112)       (221)
   Dividends paid                                                     (10,436)    (10,253)
   Purchase of treasury stock                                               -      (2,657)
   Other - net                                                            839         424
                                                                     ---------   ---------
      Net cash provided/(used) by financing activities                  2,291     (12,707)
                                                                     ---------   ---------
Increase In Cash And Cash Equivalents                                     426      13,068
Cash and cash equivalents at beginning of period                       11,935      19,187
                                                                     ---------   ---------
Cash and cash equivalents at end of period                           $ 12,361    $ 32,255
                                                                     =========   =========

                 See accompanying notes to unaudited financial statements.
                     * Reclassified to conform to 1997 presentation.

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

3. Following the resolution of issues pertaining to the Company's accruals for income taxes relative to the sale of stock it held in Omnicare Inc. ("Omnicare") in 1994, the Company recorded an adjustment of $920,000 ($598,000 net of federal income taxes) to its state and local income tax provision in the second quarter of 1996. This adjustment is classified as "discontinued operations" in the statement of income.

4. During the first six months of 1997, the Company completed eleven purchase business combinations in the Patient Care, Roto Rooter and National Sanitary Supply segments for an aggregate purchase price of $10,767,000 in cash. The aggregate purchase price was allocated as follows on the next page (in thousands):

          Working capital                             $ 1,822
          Identifiable intangible assets                  598
          Goodwill                                      8,479
          Other                                          (132)
                                                      -------
               Net Cash Outlay                        $10,767
                                                      =======

    Pro forma results of operations, assuming these acquisitions had been completed on January 1, 1997, is not materially different from the historical financial results.

5. On August 11, 1997, Chemed announced that its 82%-owned subsidiary, National Sanitary Supply Company ("National") had signed a definitive merger agreement with Unisource Worldwide Inc. ("Unisource") whereby National will be merged into a wholly owned subsidiary of Unisource. Chemed, as majority shareholder of National, approved the transaction by written consent. The merger, which is subject to normal and customary conditions as well as completion of due diligence by Unisource, is expected to be consummated within 90 days.

    Upon completion of the transaction National's shareholders will receive a cash payment of $21 per share. Chemed's gross cash proceeds, which include the refinancing of debt and tax payment sharing, are estimated to be approximately $138 million.

    Chemed's share of National's net income was as follows (in thousands):

          For the six months ended June 30, 1997        $1,511
          For the six months ended June 30, 1996         1,803
          For the year ended December 31, 1996           4,182

                 Item 2. Management's Discussion and Analysis
               of Financial Condition and Results of Operations

Financial Condition
-------------------

            The increase in accounts receivable from $77.6 million at December 31, 1996 to $86.0 million is attributable to larger sales recorded in the second quarter of 1997 as compared with sales for the fourth quarter of 1996. At both dates, accounts receivable on hand represents approximately 1.3 months sales.
The increase in other current assets from $30.5 million at December 31, 1996 to $37.9 million is primarily attributable to an increase in the current portion of redeemable preferred stock of Vitas Healthcare Corporation ("Vitas"), a privately-held provider of hospice services to the terminally ill.

            Vitas is continuing to explore long-term financing alternatives to increase its liquidity. Vitas' debt covenants did not permit its timely payment of the preferred dividends due Chemed on January 15 and July 15, 1997 ($1,215,000 each). In addition, the mandatory redemptions of preferred stock due June 30, 1997 have been rescheduled to August 31 1997 ($12,150,000). Nonetheless, Vitas has recorded improved financial results during 1997 and has approved for payment in August 1997, one half of the preferred dividend due July 15, 1997. On the basis of current information, management believes the Company's investment in Vitas is fully recoverable and that no permanent impairment exists.

            At June 30, 1997 Chemed had approximately $39.8 million of unused lines of credit with various banks. Based on the Company's current financial position and its available credit lines, management believes its sources of capital and liquidity are satisfactory for the Company's needs in the foreseeable future.

Results of Operations
---------------------

            Sales and service revenues and operating profit from continuing operations by business segment follow (in thousands):

                            Three Months Ended     Six Months Ended
                                 June 30,              June 30,
                            -------------------   -----------------
                              1997      1996        1997      1996
                            -------   --------    --------  -------

Sales and Service
     Revenues
-----------------
Roto-Rooter                 $ 53,305  $ 50,038    $105,029  $ 97,821
National Sanitary Supply      78,353    77,210     152,702   154,487
Patient Care                  32,714    24,953      58,647    48,843
Omnia                         18,345    18,270      34,891    36,781
                            --------   -------    --------  --------
  Total                     $182,717  $170,471    $351,269  $337,932
                            ========  ========    ========  ========

Operating Profit
----------------
Roto-Rooter                 $  4,820  $  4,589    $  9,281  $  8,788
National Sanitary Supply       2,395     2,578       3,829     4,462
Patient Care                   1,473     1,493       2,458     2,566
Omnia                            883       889       1,571     2,382
                            --------   -------    --------  --------
  Total                     $  9,571  $  9,549    $ 17,139  $ 18,198
                            ========  ========    ========  ========

            Data relating to (a) increase or decrease in sales and service revenues and (b) operating profit as a percent of sales and service revenues for each segment are set forth below:

                            Sales and Service      Operating Profit
                               Revenues  %          as a % of Sales
                           Increase/(Decrease)    (Operating Profit)
                            -----------------      -----------------
                             1997 vs. 1996          1997      1996
                            -----------------      -------  --------

Three Months Ended
    June 30,
------------------
Roto-Rooter                            7 %           9.0%      9.2%
National Sanitary Supply               1             3.1       3.3
Patient Care                          31             4.5       6.0
Omnia                                  -             4.8       4.9
   Total                               7             5.2       5.6

Six Months Ended
    June 30,
------------------
Roto-Rooter                            7 %           8.8%      9.0%
National Sanitary Supply              (1)            2.5       2.9
Patient Care                          20             4.2       5.3
Omnia                                 (5)            4.5       6.5
   Total                               4             4.9       5.4

Second Quarter 1997 versus Second Quarter 1996
----------------------------------------------

            Sales and service revenues of the Roto-Rooter segment for the second quarter of 1997 totalled $53,305,000, an increase of 7% over revenues recorded for the second quarter of 1996. For the second quarter of 1997, plumbing revenues, which account for approximately one-fourth of total revenues, and sewer and drain cleaning revenues, which account for approximately one-third of total revenues, increased 8% and 00%, respectively, over amounts recorded in the comparable quarter of 1996. In addition, revenues of Roto-Rooter's service contract business for the second quarter of 1997, which account for approximately 30% of total revenues, increased 11% over revenues recorded in the second quarter of 1996. The operating margin of this segment declined slightly from 9.2% during the second quarter of 1996 to 9.0% during the second quarter of 1997, primarily as a result of additional amortization of goodwill in the 1997 period. This goodwill arose from Chemed's purchase of the Roto-Rooter minority interest during the third quarter of 1996.

            Sales of the National Sanitary Supply segment for the second quarter of 1997 totalled $78,353,000, an increase of 1% versus sales recorded during the second quarter of 1996. This moderate sales growth reflects deflationary pricing in paper products and the loss of sales to certain foodservice accounts. The operating margin declined slightly from 3.3% during the second quarter of 1996 to 3.1% during the second quarter of 1997.

            Service revenues of the Patient Care segment increased 31% from $24,953,000 in the second quarter of 1996 to $32,714,000 in the second quarter of 1997. Excluding the sales of Priority Care, acquired in second quarter of 1997, Patient Care's sales for 1997 increased 6% over sales recorded in 1996. The operating margin of the Patient Care segment declined from 6.0% during the second quarter of 1996 to 4.5% during the second quarter of 1997, due to market pressures on pricing and increasing general and administrative expenses, as a percent of revenues.

            During the second quarter of 1997 the Omnia group recorded net sales of $18,345,000, essentially the same as sales recorded in the second quarter of 1996. The operating margin of Omnia Group was 4.9% during the second quarter of 1996 and 4.8% during the second quarter of 1997.

            Interest expense increased from $1,900,000 in the second quarter of 1996 to $3,046,000 in the second quarter of 1997, primarily due to the increased borrowings incurred as a result of Chemed's purchase of Roto-Rooter's minority interest in the third quarter of 1996.

            Other income declined from $5,181,000 in the second quarter of 1996 to $4,309,000 in the second quarter of 1997, primarily as a result of reduced interest income in the 1997 period. This reduction was attributable primarily to the use of a portion of Chemed's excess cash for the previously mentioned purchase of the Roto-Rooter minority interest in the third quarter of 1996.

            During the second quarter of 1997 the Company's effective income tax rate was 36.2% as compared with 37.5% during the comparable period of 1996. The lower rate in 1997 was attributable primarily to increases in ESOP dividend tax credits and job tax credits, as a percent of pretax income during the period.

            Chemed's income from continuing operations increased from $5,688,000 ($.58 per share) during the second quarter of 1996 to $5,694,000 ($.57 per share) during the second quarter of 1997. Earnings for 1997 and 1996 included aftertax gains aggregating $2,026,000 ($.20 per share) and $1,995,000 ($.20 per share), respectively, from the sales of investments.

            Net income for the second quarter of 1997 totalled
$6,292,000 ($.63 per share) and included favorable tax adjustments related to the settlement of tax issues relative to the operations discontinued in 1994 amounting to $598,000 ($.06 per share).


Six Months Ended June 30, 1997 Versus June 30, 1996
---------------------------------------------------

            Sales and service revenues of the Roto-Rooter segment for the first six months of 1997 increased 7% versus sales recorded during the first six months of 1996. This sales growth was attributable to revenue increases of 00% and 00%, respectively, in Roto-Rooter's sewer and drain cleaning and plumbing repair businesses for the 1997 period. In addition, sales of Roto-Rooter's service contract business increased 9% during 1997 as compared with sales recorded during the 1996 period. The operating margin of this segment declined slightly from 9.0% during the first six months of 1996 to 8.8% during the first six months of 1997, primarily as a result of increased goodwill amortization.

            The National Sanitary Supply segment recorded sales of $152,702,000 during the first six months of 1997, a decline of 1% versus sales recorded during the comparable period of 1996. This decline was primarily attributable to deflationary pricing of paper products and the loss of sales of certain food service accounts. National Sanitary's operating margin was 2.5% during the first six months of 1996 as compared with 2.9% during the first six months of 1997. This decline was primarily attributable to an increase in general and administrative expenses coupled with a lack of sales growth during the 1997 period.

            The Patient Care segment recorded service revenues of $58,647,000 during the first six months of 1997, an increase of 20% over revenues recorded in the first six months of 1996. Excluding the sales of Priority Care, this sales growth would have been 7%. The operating margin of Patient Care during the first six months of 1997 was 4.2% as compared with 5.3% during the first six months of 1996. This decline was primarily attributable to a decline in gross profit margin in the 1997 period, largely as the result of market pricing pressures.

            The Omnia segment recorded sales of $34,891,000, a decline of 5% versus sales recorded during the first six months of 1996. Also, the operating margin of the Omnia segment declined from 6.5% during the first six months of 1996 to 4.5% during the comparable period of 1997. These declines were due primarily to lower paper-products selling prices in the first quarter of 1997 as compared with the first quarter of 1996.

            Income from operations declined from $15,041,000 during the first six months of 1996 to $14,475,000 during the comparable period of 1997. This decline was primarily attributable to the decline in the operating profit reported by Omnia segment.

            Interest expense for the first six months of 1997 totalled $5,802,000 as compared with $3,831,000 for the first six months of 1996. This increase was primarily attributable to increased borrowings resulting from the third quarter 1996 purchase of the Roto-Rooter minority interest by Chemed.

            Other income for the first six months of 1997 declined from $21,479,000 in the first six months of 1996 to $14,536,000 in the first six months of 1997. This decline was primarily attributable to larger gains on the sales of investments recorded during the 1996 period versus such gains recorded in 1997.

            For the first six months of 1997 the Company's effective income tax rate was 37.5%, essentially equal to the 37.4% effective rate for the first six months of 1996.

            Chemed's income from continuing operations declined from $17,885,000 ($1.82 per share) during the first six months of 1996 to $14,181,000 ($1.42 per share) during the first six months of 1997. Earnings for the six-month periods included aftertax gains from sales of investments of $7,652,000, ($.77 per share) and $10,919,000 ($1.11 per share) in 1997 and 1996, respectively.

            Net income for the first six months of 1997 totalled
$14,779,000 ($1.48 per share) and included favorable tax adjustments related to the settlement of tax issues relative to operations discontinued in 1994 amounting to $598,000 ($.06 per share).

Subsequent Event
----------------

            The completion of the pending sale of the Company's 82%-owned subsidiary, National Sanitary Supply Company, would generate gross cash proceeds of approximately $138 million. It is anticipated that proceeds would be used for acquisitions, debt repayment and other corporate purposes over the next several years.

                         PART II -- OTHER INFORMATION
                         ----------------------------

Item 4.     Submission of Matters to a Vote of Security Holders
            ---------------------------------------------------

(a)   Chemed held its Annual Meeting of Shareholders on
      May 19, 1997.

(b)   The names of each director elected at this Annual
      Meeting are as follows:

      Edward L. Hutton            Walter L. Krebs
      James H. Devlin             Sandra E. Laney
      Charles H. Erhart, Jr.      Kevin J. McNamara
      Joel F. Gemunder            John M. Mount
      Lawrence J. Gillis          Timothy S. O'Toole
      Patrick P. Grace            D. Walter Robbins, Jr.
      Thomas C. Hutton            Paul C. Voet
                                  George J. Walsh, III

(c) The stockholders then approved and adopted the 1997 Stock Incentive Plan. 7,643,565 votes were cast in favor of the proposal, 720,357 votes were cast against it , 183,352 abstained and 202,294 were broker non-votes.

(d) The stockholders then ratified the Board of Directors' selection of Price Waterhouse LLP as independent accountants for the Company and its consolidated subsidiaries for the year 1997: 8,601,575 votes were cast in favor of the proposal, 59,972 votes were cast against it, 88,018 votes abstained, and three were broker non-votes.

      With respect to the election of directors, the number of votes cast for each nominee was as follows:

                                             Votes          Votes
                              Votes For      Against        Withheld
                              ---------      -------        --------
      E.L. Hutton             8,560,654       52,453        136,479
      J.H. Devlin             8,593,408       19,681        136,479
      C.H. Erhart, Jr.        8,562,746       50,343        136,479
      J.F. Gemunder           8,595,365       17,724        136,479
      L.J. Gillis             8,575,102       37,987        136,479
      P.P. Grace              8,573,854       39,235        136,479
      T.C. Hutton             8,599,317       13,772        136,479
      W.C. Krebs              8,593,915       19,174        136,479
      S.E. Laney              8,594,332       18,757        136,479
      K.J. McNamara           8,596,141       16,948        136,479
      J.M. Mount              8,594,335       18,754        136,479
      T.S. O'Toole            8,601,850       11,239        136,479
      D.W. Robbins, Jr.       8,558,984       54,105        136,479
      P.C. Voet               8,596,389       16,700        136,479
      G.J. Walsh III          8,591,577       21,512        136,479

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------
(a)   Exhibits
      --------

      Exhibit   SK 601
        No.     Ref. No.      Description
      -------   --------      ------------------
          1     (11)          Statement re:
                              Computation of Per
                              Share Earnings

          2     (27)          Financial Data
                              Schedule



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

Dated:  August 12, 1997               By   Naomi C. Dallob
        ----------------------           -------------------------
                                           Naomi C. Dallob
                                           Vice President and Secretary

Dated:  August 12, 1997               By   Arthur V. Tucker, Jr.
        ----------------------           -------------------------
                                           Arthur V. Tucker, Jr.
                                           Vice President and
                                           Controller (Principal
                                           Accounting Officer)