Form 10-Q
period 1997-09-30
CHEMED CORP
filed 1997-11-13
CIK 19584

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

For Quarter Ended September 30, 1997

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


Class                   Amount                       Date

Capital Stock           10,071,520 Shares            October 31, 1997
$1 Par Value
-------------------------------------------------------------------
-------------------------------------------------------------------

                            CHEMED CORPORATION AND
                             SUBSIDIARY COMPANIES



                                     Index

                                                                Page No.
PART I.    FINANCIAL INFORMATION:
   Item 1.  Financial Statements
         Consolidated Balance Sheet -
           September 30, 1997 and
           December 31, 1996                                           3

         Consolidated Statement of Income -
           Three months and nine months ended
           September 30, 1997 and 1996                                 4

         Consolidated Statement of Cash Flows
           Nine months ended
           September 30, 1997 and 1996                                 5

         Notes to Unaudited Financial Statements                       6

   Item 2.  Management's Discussion and Analysis of
              Financial Condition and Results of
               Operations                                             10

PART II.   OTHER INFORMATION                                          15

                               PART I. FINANCIAL INFORMATION
                               Item 1. Financial Statements
                        CHEMED CORPORATION AND SUBSIDIARY COMPANIES
                                CONSOLIDATED BALANCE SHEET
                      (in thousands except share and per share data)
                                         UNAUDITED

                                                           September 30,     December 31,
                                                               1997              1996*
                                                           -------------     ------------
ASSETS
Current assets
   Cash and cash equivalents                               $  131,495         $   14,028
   Accounts receivable, less allowances of $2,617              37,091             31,555
     (1996 - 1,583)
   Inventories
      Raw materials                                               751                685
      Finished goods and general merchandise                    7,955              7,665
   Statutory deposits                                          17,131             19,962
   Other current assets                                        12,196             25,480
                                                           ----------          ---------
         Total current assets                                 206,619             99,375
Net assets of discontinued operations                               -            140,138
Other investments                                              66,217             62,098
Properties and equipment, at cost less accumulated
   depreciation of $34,308 (1996 - $29,188)                    50,155             40,661
Identifiable intangible assets less accumulated
   amortization of $3,933 (1996 - $2,851)                      13,415             12,390
Goodwill less accumulated amortization of $18,193
   (1996 - $14,501)                                           139,506            138,203
Other assets                                                   19,567             16,496
                                                           ----------          ---------
         Total Assets                                      $  495,479          $ 509,361
                                                           ==========          =========
LIABILITIES
Current liabilities
   Accounts payable                                        $    8,783          $   8,959
   Bank notes and loans payable                                   135              5,000
   Current portion of long-term debt                           15,610             12,526
   Income taxes                                                40,456              3,333
   Deferred contract revenue                                   24,862             24,735
   Other current liabilities                                   45,226             35,826
                                                           ----------          ---------
         Total current liabilities                            135,072             90,379
Deferred income taxes                                             900              2,974
Long-term debt                                                 90,339            158,140
Other liabilities and deferred income                          41,931             39,977
                                                           ----------          ---------
         Total Liabilities                                    268,242            291,470
                                                           ----------          ---------
STOCKHOLDERS' EQUITY
Capital stock-authorized 15,000,000 shares $1 par;
   issued 12,923,019 (1996 - 12,767,565) shares                12,923             12,768
Paid-in capital                                               154,974            150,296
Retained earnings                                             150,330            139,262
Treasury stock - 2,873,140 (1996 - 2,815,655) shares,
   at cost                                                    (85,149)           (82,943)
Unearned compensation                                         (24,968)           (27,554)
Unrealized appreciation on investments                         19,127             26,062
                                                           ----------         ----------
         Total Stockholders' Equity                           227,237            217,891
                                                           ----------         ----------
         Total Liabilities and Stockholders' Equity        $  495,479         $  509,361
                                                           ==========         ==========

*Reclassified for operations discontinued in September 1997.
See accompanying notes to unaudited financial statements.

                        CHEMED CORPORATION AND SUBSIDIARY COMPANIES
                             CONSOLIDATED STATEMENT OF INCOME
                                      UNAUDITED
                           (in thousands except per share data)

                                            Three Months Ended       Nine Months Ended
                                               September 30,           September 30,
                                            -------------------     -------------------
                                              1997       1996*        1997      1996*
                                            --------   --------     --------  ---------
Continuing Operations
   Sales                                    $  4,373   $  4,342     $ 12,879  $  12,716
   Service revenues                           83,061     70,828      238,231    209,118
                                            --------   --------     --------  ---------
         Total sales and service revenues     87,434     75,170      251,110    221,834
                                            --------   --------     --------  ---------
   Cost of goods sold                          2,988      2,832        8,958      8,027
   Cost of services provided                  51,315     43,255      147,652    127,544
   Selling and marketing expenses              6,289      5,731       18,419     17,224
   General and administrative expenses        19,471     16,844       55,760     51,112
   Depreciation                                2,145      1,863        6,261      5,436
                                            ---------  ---------    --------- ---------
         Total costs and expenses             82,208     70,525      237,050    209,343
                                            ---------  ---------    --------- ---------
   Income from operations                      5,226      4,645       14,060     12,491
   Interest expense                           (2,924)    (2,069)      (8,476)    (5,532)
   Other income, net                           1,298      1,914       16,172     24,012
                                            ---------  ---------    --------- ---------
   Income before income taxes
      and minority interest                    3,600      4,490       21,756     30,971
   Income taxes                               (1,494)    (1,801)      (8,329)   (11,647)
   Minority interest in earnings of
      subsidiary                                   -       (721)           -     (2,964)
                                            ---------  ---------    --------- ---------
   Income from continuing operations           2,106      1,968       13,427     16,360
Discontinued Operations                        9,702      2,496       13,160      5,989
                                            ---------  ---------    --------- ---------
Net Income                                  $ 11,808   $  4,464     $ 26,587  $  22,349
                                            =========  =========    ========= =========
Earnings Per Common Share
   Income from continuing operations        $    .21   $    .20     $   1.34  $    1.66
                                            =========  =========    ========= =========
   Net income                               $   1.18   $    .46     $   2.65  $    2.27
                                            =========  =========    ========= =========
   Average Number of Shares Outstanding       10,042      9,790       10,026      9,831
                                            =========  =========    ========= =========
Cash Dividends Paid Per Share               $    .52   $    .52     $   1.56  $    1.56
                                            =========  =========    ========= =========

*Reclassified for operations discontinued in September 1997.
See accompanying notes to unaudited financial statements.

                        CHEMED CORPORATION AND SUBSIDIARY COMPANIES
                           CONSOLIDATED STATEMENT OF CASH FLOWS
                                         UNAUDITED
                                      (in thousands)

                                                                   Nine Months Ended
                                                                     September 30,
                                                                 ----------------------
                                                                    1997         1996*
                                                                 ---------    ---------
Cash Flows From Operating Activities
   Net income                                                    $ 26,587     $ 22,349
   Adjustments to reconcile net income to net cash
      provided by operating activities:
         Discontinued operations                                  (13,160)      (5,989)
         Gains on sale of investments                             (12,235)     (17,431)
         Depreciation and amortization                             10,717        7,972
         Provision for uncollectible accounts receivable              330          491
         Provision for deferred income taxes                         (222)      (2,129)
         Minority interest in earnings of subsidiary                    -        2,964
         Changes in operating assets and liabilities,
            excluding amounts acquired in business combinations
              (Increase)/decrease in accounts receivable           (2,517)         675
              (Increase)/decrease in inventories and other
                 current assets                                      (180)         457
              Increase/(decrease) in statutory deposits             2,831         (838)
              (Increase)/decrease in accounts payable, deferred
                 contract revenue and other current liabilities      (724)       6,779
              Increase in income taxes                              6,290        3,127
              Other - net                                             965       (1,974)
                                                                 ---------    ---------
      Net cash provided by continuing operations                   18,682       16,453
      Net cash provided by discontinued operations                  9,699       15,804
                                                                 ---------    ---------
      Net cash provided by operating activities                    28,381       32,257
                                                                 ---------    ---------
Cash Flows From Investing Activities
   Net proceeds from sale of discontinued operations              187,278       (1,606)
   Capital expenditures                                           (15,013)      (7,729)
   Proceeds from sale of investments                               14,060       30,349
   Business combinations, net of cash acquired                     (8,929)      (9,508)
   Investing activities of discontinued operations                 (5,464)      (5,941)
   Purchase of Roto-Rooter minority interest                       (2,352)     (89,854)
   Other - net                                                       (572)         119
                                                                 ---------    ---------
      Net cash provided/(used) by investing activities            169,008      (84,170)
                                                                 ---------    ---------
Cash Flows From Financing Activities
   Repayment of long-term debt                                    (95,167)        (223)
   Proceeds from long-term debt                                    35,000            -
   Dividends paid                                                 (15,660)     (15,343)
   Increase/(decrease) in bank notes and overdrafts payable        (4,865)      65,000
   Issuance of capital stock                                          338          343
   Purchase of treasury stock                                           -       (3,650)
   Other - net                                                        432          150
                                                                 ---------    ---------
      Net cash provided/(used) by financing activities            (79,922)      46,277
                                                                 ---------    ---------
Increase/(Decrease) In Cash And Cash Equivalents                  117,467       (5,636)
Cash and cash equivalents at beginning of period                   14,028       20,403
                                                                 ---------    ---------
Cash and cash equivalents at end of period                       $131,495     $ 14,767
                                                                 =========    =========

               * Reclassified for operations discontinued in September 1997.
                 See accompanying notes to unaudited financial statements.

                  CHEMED CORPORATION AND SUBSIDIARY COMPANIES

                    Notes to Unaudited Financial Statements

1. The accompanying unaudited consolidated financial statements have been prepared in accordance with Rule 10-01 of SEC Regulation S-X. Consequently, they do not include all the disclosures required under generally accepted accounting principles for complete financial statements. However, in the opinion of the management of Chemed Corporation (the "Company"), the financial statements presented herein contain all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial position, results of operations and cash flows of the Company and its consolidated subsidiaries ("Chemed"). For further information regarding Chemed's accounting policies, refer to the consolidated financial statements and notes included in Chemed's Annual Report on Form 10-K for the year ended December 31, 1996.

2. Primary earnings per common share are computed using the weighted average number of shares of capital stock outstanding and exclude the dilutive effect of outstanding stock options as it is not material.

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 ("SAFS 128"), Earnings Per Share, effective for reporting periods ending after December 15, 1997. Adoption of SAFS 128 in December 1997 is not expected to impact the Company's reported earnings per share.

3. Effective September 20, 1997, Chemed sold all of the wholly owned businesses comprising the Omnia Group ("Omnia") to Banta Corporation for $50.7 million in cash plus deferred payments with a present value of $1.5 million. During the third quarter of 1997, Chemed recognized an aftertax loss of $19.2 million on the sale of Omnia. The results of Omnia, a manufacturer and distributor of medical and dental supplies to dealers throughout the United States, have been classified as discontinued operations. Significant operating data related to Omnia are presented on the following page (in thousands):

                                  Three Months Ended          Nine Months Ended
                                     September 30,              September 30,
                                  ------------------       ---------------------
                                    1997      1996           1997         1996
                                  --------  --------       -------      --------
           Sales and Service
               Revenues           $ 14,863  $ 17,893       $ 49,754     $ 54,674
                                  ========  ========       ========     ========
           Income before
           income taxes           $  1,080  $    532       $  2,977     $  2,972
           Income Taxes               (624)     (145)        (1,172)        (895)
                                  --------  --------       --------     --------
           Net Income             $    456  $    387       $  1,805     $  2,077
                                  ========  ========       ========     ========

     On September 30, 1997, Chemed's 82%-owned subsidiary National Sanitary Supply Company ("National"), was merged with TFBD, Inc., a wholly owned subsidiary of Unisource Worldwide, Inc. ("Unisource"). In exchange for its ownership interest in National, Chemed received $120.2 million in cash. In addition, Unisource has repaid approximately $18.1 of intercompany borrowings owed to Chemed by National as of September 30, 1997. During the third quarter of 1997, Chemed recognized an aftertax gain of $28.7 million on the sale of National. The results of National, the largest specialized distributor of sanitary maintenance supplies and paper supplies in the United States, have been classified as discontinued operations. Significant operating data related to National are presented below (in thousands):

                                  Three Months Ended          Nine Months Ended
                                     September 30,              September 30,
                                  ------------------       ---------------------
                                    1997      1996           1997         1996
                                  --------  --------       --------     --------
           Sales and Service
               Revenues           $ 82,599  $ 80,652       $235,301     $235,139
                                  ========  ========       ========     ========
           Income/(loss) before
               income taxes       $   (614) $  3,066       $  2,542     $  6,834
           Income Taxes                317    (1,254)          (997)      (2,869)
           Minority Interest            50      (303)          (281)        (653)
                                  --------  --------       --------     --------
           Net Income/(loss)      $   (247) $  1,509       $  1,264     $  3,312
                                  ========  ========       ========     ========

     In addition, the assets and liabilities of Omnia and National have been reclassified in the consolidated balance sheet as net assets of discontinued operations. The components of net assets of discontinued operations at December 31, 1996, are presented on the following page (in thousands).

                                      Omnia    National            Total
                                      -------  --------           --------
     Current assets                   $29,154  $ 65,923           $ 95,077
     Properties and equipment, at
       cost less accumulated
       depreciation                    20,605    21,992             42,597
     Goodwill less accumulated
       amortization                    22,858    25,872             48,730
     Other noncurrent assets            5,045       770              5,815
     Current liabilities               (4,919)  (31,371)           (36,290)
     Deferred income taxes             (2,827)     (848)            (3,675)
     Minority interest                      -   (10,820)           (10,820)
     Other noncurrent liabilities         (26)   (1,270)            (1,296)
                                      -------  --------           --------
       Net assets of discontinued
           operations                 $69,890  $ 70,248           $140,138
                                      =======  ========           ========

       Discontinued operations, as shown in the accompanying consolidated statement of income, comprise the following (in thousands):

                                  Three Months Ended          Nine Months Ended
                                     September 30,              September 30,
                                  ------------------       ---------------------
                                    1997      1996           1997         1996
                                  --------  --------       --------     --------
           Gain on the Sale
             of National, net
             of income taxes of
             $32,382,000          $ 28,740  $      -       $ 28,740     $      -

           Loss on the sale
             of Omnia, net of
             income tax benefit
             of  $1,223,000        (19,247)        -        (19,247)           -

           Net income/(loss)
             from operations
             - National               (247)    1,509          1,264        3,312

           Net income from
             operation - Omnia         456       387          1,805        2,077

           Accrual adjustments
             relating to operations
             discontinued in 1991        -       600              -          600

           Adjustment relating to
             the settlement of tax
             issues arising from
             the sale of operations
             discontinued in 1994        -         -             598            -
                                  --------  --------       ---------    ---------
               Total discontinued
                 operations       $  9,702  $  2,496       $  13,160    $   5,989
                                  ========  ========       =========    =========

4. During the first nine months of 1997, Chemed completed ten purchase business combinations in the Roto-Rooter and Patient Care business segments for an aggregate purchase price of $8,929,000 in cash. The aggregate purchase price was allocated as follows (in thousands):

           Working capital                     $  1,753
           Identifiable intangible assets           694
           Goodwill                               6,683
           Other liabilities -- net                (182)
                                               --------
                 Subtotal                         8,948
           Less: cash acquired                      (19)
                                               --------
                 Net cash used                 $  8,929
                                               ========

     Unaudited pro forma sales and service revenues, assuming these acquisitions had been completed on January 1, 1996, are presented below (in thousands):

                                  Three Months Ended        Nine Months Ended
                                     September 30,            September 30,
                                  ------------------       -------------------
                                    1997      1996           1997         1996
                                  --------  --------       -------      --------
           Pro forma sales
             and service
             revenues             $ 89,000  $ 83,816       $263,350     $244,256
                                  ========  ========       ========     ========

     Other than the impact on sales and service revenues, these acquisitions did not materially impact the results of operations during 1997.

                 Item 2. Management's Discussion and Analysis
               of Financial Condition and Results of Operations


Financial Condition
-------------------

            Cash and cash equivalents increased $117.5 million from $14.0 million at December 31, 1996 to $131.5 million at September 30, 1997 primarily due to the receipt of cash proceeds from the sale of the Omnia Group ("Omnia") and National Sanitary Supply Company ("National") in September 1997. Approximately $65 million of the $187.2 million of net cash proceeds from the sales of discontinued operations were used to repay short- and long-term borrowings. The increase in accounts receivable from $31.6 million at December 31, 1996 to $37.1 million at September 30, 1997 is primarily attributable to a higher level of sales in the third quarter of 1997 versus sales recorded in the fourth quarter of 1996. The reduction in the statutory deposits from $20.0 million at December 31, 1996 to $17.1 million at September 30, 1997 is primarily due to an increase in the tangible net assets of Chemed's service contract business, which is required to maintain such deposits based on various factors, one of which is the level of tangible net assets. The decline in other current assets from $25.5 million at December 31, 1996 to $12.2 million at September 30, 1997 is due primarily to the reclassification of current payments of Vitas' redeemable preferred stock to other investments (noncurrent) in recognition of the deferral of the due date of such payments to the fourth quarter of 1998 (see discussion below).

            Income taxes increased from $3.3 million at December 31, 1996 to $40.5 million at September 30, 1997 primarily due to the accrual of current taxes on the gain on the sale of National in September 1997. Approximately $25 million of such taxes will be paid in December 1997 and $5 million paid in March 31, 1998. Other current liabilities increased from $35.8 million at December 31, 1996 to $45.2 million at September
30, 1997 due to the accrual of expenses and costs on the sale of Omnia and National in September 1997.

            Vitas is continuing to explore long-term financing alternatives to increase its liquidity. To facilitate the completion of a possible public offering of Vitas' common stock, Chemed and Vitas agreed to defer the due dates on the redeemable preferred stock ("Preferred") of Vitas owned by Chemed until the fourth quarter of 1998. Upon the completion of such an offering, the Preferred would be due and payable. Additionally, Vitas' debt covenants did not permit its timely payment of the preferred dividends due Chemed on January 15 and July 15, 1997 ($1.2 million each). In August 1997, Vitas paid $608,000 toward these dividends. It is anticipated that a similar dividend payment will be made by Vitas in November 1997. On the basis of current information, management believes the Company's investment in Vitas is fully recoverable and that no permanent impairment exits.

            At September 30, 1997 Chemed had approximately $34.2 million of unused lines of credit with various banks. Based on the Company's current financial position and its available lines of credit, management believes its sources of capital and liquidity are satisfactory for the Company's needs in the foreseeable future.

Results of Operations
---------------------
            Sales and service revenues and operating profit from continuing operations by business segment follow (in thousands):

                            Three Months Ended    Nine Months Ended
                               September 30,        September 30,
                            ------------------    -----------------
                              1997      1996        1997      1996
                            --------  --------    -------   -------
Sales and Service Revenues
-----------------
Roto-Rooter                 $ 56,358  $ 50,652   $161,387  $148,473
Patient Care                  31,076    24,518     89,723    73,361
                            --------   -------   --------  --------
  Total                     $ 87,434  $ 75,170   $251,110  $221,834
                            ========  ========   ========  ========

Operating Profit
----------------
Roto-Rooter                 $  5,924  $  4,899   $ 15,205  $ 13,687
Patient Care                   1,554     1,435      4,012     4,001
                            --------   -------   --------  --------
  Total                     $  7,478  $  6,334   $ 19,217  $ 17,688
                            ========  ========   ========  ========

   Data relating to (a) the increase or decrease in sales and service revenues and (b) operating profit as a percent of sales and service revenues for each segment are set forth on the following page:

                            Sales and Service     Operating Profit
                               Revenues %         as a % of Sales
                            Increase/(Decrease)   (Operating Margin)
                            -------------------  -------------------
                               1997 vs. 1996       1997      1996
                            -------------------  --------  ---------
Three Months Ended
   September 30,
------------------
Roto-Rooter                           11%          10.5%      9.7%
Patient Care                          27            5.0       5.9
Total                                 16            8.6       8.4

Nine Months Ended
  September 30,
------------------
Roto-Rooter                            9%           9.4%      9.2%
Patient Care                          22            4.5       5.5
   Total                              13            7.7       8.0

Third Quarter 1997 Versus Third Quarter 1996
----------------------------------------------

            Sales and service revenues of the Roto-Rooter segment for the third quarter of 1997 totaled $56,358,000, an increase of 11% over the $50,652,000 of revenues recorded for the third quarter of 1996. For the third quarter of 1997, plumbing revenues, which account for approximately 28% of total revenues, and sewer and drain cleaning revenues, which account for approximately 29%, increased 18% and 2%, respectively, over amounts recorded in the comparable quarter of 1996. Revenues of Roto-Rooter's service contract business (Service America) for the third quarter of 1997, which account for approximately 31% of this segment's total revenue, increased 10% versus such revenues recorded in the third quarter of 1996. Excluding revenues of businesses acquired in 1997, sales and service revenues of the Roto-Rooter segment for the third quarter of 1997 increased 7% over such revenues recorded for the third quarter of 1996. The operating margin of the Roto-Rooter segment increased from 9.7% during the third quarter of 1996 to 10.5% during the third quarter of 1997, primarily as a result of the increased operating margin of Service America's business during 1997.

            Total revenues of the Patient Care segment increased from $24,518,000 in the third quarter of 1996 to $31,076,000 in the third quarter of 1997. Excluding businesses acquired in 1997, the sales of Patient Care for the third quarter of 1997 increased 6% versus sales recorded in the third quarter of 1996. The operating margin of the Patient Care Segment declined from 5.9% during the third quarter of 1996 to 5.0% during the third quarter of 1997, primarily due to market pressures on pricing.

            Interest expense increased from $2,069,000 in the third quarter of 1996 to $2,924,000 in the third quarter of 1997, primarily due to the increased borrowings incurred as a result of Chemed's purchase of Roto-Rooter's minority interest in the third quarter of 1996.

            Other income declined from $1,914,000 in the third quarter of 1996 to $1,298,000 in the third quarter of 1997, primarily as a result of reduced interest income in the 1997 period. This reduction was attributable primarily to the use of a portion of Chemed's excess cash for the previously mentioned purchase of the Roto-Rooter minority interest in the third quarter of 1996.

            During the third quarter of 1997 the Company's effective income tax rate was 41.5% as compared with 40.1% during the comparable period of 1996. The higher rate in 1997 was attributable primarily to higher effective state and local rates during the 1997 period.

            Chemed's income from continuing operations increased from $1,968,000 ($.20 per share) during the third quarter of 1996 to $2,106,000 ($.21 per share) during the third quarter of 1997.

            Net income for the third quarter of 1997 totalled $11,808,000 ($1.18 per share) as compared with $4,464,000 ($.46 per share) for the third quarter of 1996. Discontinued operations for 1997 amounted to $9,702,000, and included a net aftertax gain of $9,493,000 on the sale of Omnia and National Sanitary Supply. For the third quarter of 1996 discontinued operations amounted to $2,496,000, and primarily represented the operating results of Omnia and National Sanitary Supply.


Nine Months Ended September 30, 1997 Versus September 30, 1996
--------------------------------------------------------------

            Sales and service revenues of the Roto-Rooter segment for the first nine months of 1997 increased 9% versus sales recorded during the first nine months of 1996. This sales growth was attributable to revenue increases of 12% and 2%, respectively, in Roto-Rooter's sewer and drain cleaning and plumbing repair business for the 1997 period. In addition, sales of Roto-Rooter's service contract business increased 9% in 1997 as compared with sales recorded during the 1996 period. The operating margin of this segment increased from 9.2% during the first nine months of 1996 to 9.4% during the first nine months of 1997.

            The Patient Care segment recorded service revenues of $89,723,000 during the first nine months of 1997, an increase of 22% over revenues recorded in the first nine months of 1996. Excluding the sales of Priority Care, acquired in April 1997, this sales growth would have been 7%. The operating margin of Patient Care during the first nine months of 1997 was 4.5% as compared with 5.5% during the first nine months of 1996. This decline is primarily attributable to a decline in the gross profit margin in the 1997 period, largely as the result of market pricing pressures.

            Interest expense for the first nine months of 1997 totalled $8,476,000 as compared with $5,532,000 for the first nine months of 1996. This increase was primarily attributable to increased borrowings resulting from the third quarter 1996 purchase of the Roto-Rooter minority interest by Chemed.

            Other income for the first nine months of 1997 declined from $24,012,000 in the first nine months of 1996 to $16,172,000 first nine months of 1997. This decline was primarily attributable to larger gains in the sales of investments recorded during the 1996 period.

            For the first nine months of 1997 the Company's effective income tax rate was 38.3% as compared with an effective rate of 37.6% for the first nine months of 1996. This increase is largely attributable to a higher effective state and local income tax rate during the 1997 period.

            Chemed's income from continuing operations declined from $16,360,000 ($1.66 per share) during the first nine months of 1996 to $13,427,000 ($1.34 per share) during the first nine months of 1997. Earnings for the nine-month periods included aftertax gains from sales of investments of $7,652,000 ($.76 per share) and $10,919,000 ($1.11 per share) in 1997 and 1996, respectively.

            Net income for the first nine months of 1997 totalled $26,587,000 ($2.65 per share) and included income from discontinued operations amounting to $13,160,000, largely relating to the sale of Omnia and National Sanitary Supply during the third quarter of 1997. Net income for 1996 amounted to $22,349,000 ($2.27 per share) and included income from discontinued operations of $5,989,000, largely income from the operations of National Sanitary Supply and Omnia.

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
                              Schedule                     E-3 -- E-4

(b)   Reports on Form 8-K
      ---------------------------
      A report on Form 8-K was filed dated October 9, 1997 reporting that:

      (1) On September 24, 1997, a wholly owned subsidiary of the Company had completed the sale of all of the issued and outstanding shares of capital stock of its wholly owned businesses comprising of Omnia Group to Banta
           Corporation for $52.2 million; and

      (2) On September 30, 1997 National Sanitary Supply Company ("National"), an 82%-owned subsidiary of the Company, was merged with TFBD, a wholly owned subsidiary of Unisource Worldwide, Inc. In exchange for its ownership interest in National, Chemed received $120.2 million in cash.

           The report on Form 8-K included a description of the transactions involved along with pro forma consolidated income statements of the Company for the six month periods ended June 30, 1997 and 1996 and for the year ended December 31, 1996. A pro forma balance sheet as of June 30, 1997 was also included. The pro forma income statements presented the consolidated results of operations of the Company, assuming the sale of Omnia and National occurred on January 1 of each period presented. The pro forma balance sheet presented the consolidated financial position of the Company assuming said transactions occurred on June 30, 1997.

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


Dated:   November 13, 1997            By Naomi C. Dallob
         ----------------------          -------------------------
                                         Naomi C. Dallob
                                         Vice President and Secretary

Dated:   November 13, 1997            By Arthur V. Tucker, Jr.
         ----------------------          -------------------------
                                         Arthur V. Tucker, Jr.
                                         Vice President and Controller
                                         (Principal Accounting Officer)