Form 10-K
period 1997-12-31
CHEMED CORP
filed 1998-03-27
CIK 19584

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
[X]                     THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1997

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
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. __

    The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing price of said stock on the New York Stock Exchange-Composite Transaction Listing on March 19, 1998 ($40.81 per share), was $398,136,360.

     At March 19, 1998, 10,102,073 shares of Chemed Corporation Capital Stock (par value $1 per share) were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

     DOCUMENT                                              WHERE INCORPORATED
     --------                                              ------------------

1997 Annual Report to Stockholders (Specified Portions)    Parts I, II and IV
Proxy Statement for Annual Meeting                         Part III
to be held May 18, 1998.

                               CHEMED CORPORATION

                          1997 FORM 10-K ANNUAL REPORT

                                TABLE OF CONTENTS


                                                                          PAGE

                                     PART I

Item 1.  Business........................................................    1
Item 2.  Properties......................................................    5
Item 3.  Legal Proceedings...............................................    8
Item 4.  Submission of Matters to a Vote of Security Holders.............    8
         Executive Officers of the Registrant............................    8


                                     PART II

Item 5.  Market for the Registrant's Common Equity and Related
         Stockholder Matters.............................................   9
Item 6.  Selected Financial Data.........................................   9
Item 7.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations.............................   9
Item 8.  Financial Statements and Supplementary Data.....................  10
Item 9.  Changes in and Disagreements with Accountants on
         Accounting and Financial Disclosure.............................  10


                                    PART III

Item 10. Directors and Executive Officers of the Registrant..............  10
Item 11. Executive Compensation..........................................  10
Item 12. Security Ownership of Certain Beneficial Owners and
         Management......................................................  10
Item 13. Certain Relationships and Related Transactions..................  10


                                     PART IV

Item 14. Exhibits, Financial Statement Schedule and Reports
         on Form 8-K.....................................................  10

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

       On April 2, 1991, the Company completed the sale of DuBois Chemicals, Inc. ("DuBois"), a wholly owned subsidiary, to the Diversey Corporation ("Diversey"), then a subsidiary of The Molson Companies Ltd. Under the terms of the sale, Diversey agreed to pay the Company net cash payments aggregating $223,386,000, including deferred payments aggregating $32,432,000.

       On December 21, 1992, the Company acquired The Veratex Corporation and related businesses ("Veratex Group") from Omnicare, Inc., a publicly traded company in which Chemed currently maintains a 1 percent ownership interest. The purchase price was $62,120,000 in cash paid at closing, plus a post-closing payment of $1,514,000 (paid in April 1993) based on the net assets of Veratex.

       Effective January 1, 1994, the Company acquired all the capital stock of Patient Care, Inc. ("Patient Care"), for cash payments aggregating $20,582,000, including deferred payments with a present value of $6,582,000, plus 17,500 shares of the Company's Capital Stock. An additional cash payment of $1,000,000 was made on March 31, 1996 and another payment of $1,000,000 was made on March 31, 1997.

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

       On September 24, 1997, the Company completed the sale of its wholly owned businesses comprising the Omnia Group to Banta Corporation for $50 million in cash and $2.3 million in deferred payments.

       Effective September 30, 1997, the Company completed a merger between its 81- percent-owned subsidiary, National Sanitary Supply Company, and a wholly owned subsidiary of Unisource Worldwide, Inc. for $21.00 per share, with total payments of $138.3 million.

       The Company now conducts its business operations in three segments:
Roto-Rooter Group ("Roto-Rooter"), Patient Care and Service America Systems, Inc. ("Service America").


FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

       The required segment and geographic data for the Company's continuing operations (as described below) for the three years ended December 31, 1995, 1996 and 1997, are shown in the "Sales and Profit Statistics by Business Segment" and the "Additional Segment Data" on pages 30, 31 and 34 of the 1997 Annual Report to Stockholders and are incorporated herein by reference.

DESCRIPTION OF BUSINESS BY SEGMENT

       The information called for by this item is included within Note 1 of the Notes to Financial Statements appearing on page 21 of the 1997 Annual Report to Stockholders and is incorporated herein by reference.

PRODUCT AND MARKET DEVELOPMENT

       Each segment of Chemed's business engages in a continuing program for the development and marketing of new services and products. While new products and services and new market development are important factors for the growth of each active segment of Chemed's business, Chemed does not expect that any new products and services or marketing effort, including those in the development stage, will require the investment of a material amount of Chemed's assets.

RAW MATERIALS

       The principal raw materials needed for Chemed's United States manufacturing operations are purchased from United States sources. No segment of Chemed experienced any material raw material shortages during 1997, although such shortages may occur in the future. Products manufactured and sold by Chemed's active business segments generally may be reformulated to avoid the adverse impact of a specific raw material shortage.

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

COMPETITION

                                   ROTO-ROOTER

       All aspects of the sewer, drain, and pipe cleaning, and plumbing repair businesses are highly competitive. Competition is, however, fragmented in most markets with local and regional firms providing the primary competition. The principal methods of competition are advertising, range of services provided, speed and quality of customer service, service guarantees, and pricing.

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

                                 SERVICE AMERICA

       All aspects of the HVAC and appliance repair and maintenance service industry are highly competitive. Competition is, however, fragmented in most markets with local and regional firms providing the primary competition. The principal methods of competition are advertising, range of services provided, speed and quality of customer service, service guarantees, and pricing.

RESEARCH AND DEVELOPMENT

       Chemed engages in a continuous program directed toward the development of new products and processes, the improvement of existing products and processes, and the development of new and different uses of existing products. The research and development expenditures from continuing operations have not been nor are they expected to be material.

GOVERNMENT REGULATIONS

       Roto-Rooter's franchising activities are subject to various federal and state franchising laws and regulations, including the rules and regulations of the Federal Trade Commission (the "FTC") regarding the offering or sale of franchises. The rules and regulations of the FTC require that Roto-Rooter provide all prospective franchisees with specific information regarding the franchise program and Roto-Rooter in the form of a detailed franchise offering circular. In addition, a number of states require Roto-Rooter to register its franchise offering prior to offering or selling franchises in the state. Various state laws also provide for certain rights in favor of franchisees, including (i) limitations on the franchisor's ability to terminate a franchise except for good cause, (ii) restrictions on the franchisor's ability to deny renewal of a franchise, (iii) circumstances under which the franchisor may be required to purchase certain inventory of franchisees when a franchise is terminated or not renewed in violation of such laws, and (iv) provisions relating to arbitration. Roto-Rooter's ability to engage in the plumbing repair business is also subject to certain limitations and restrictions imposed by state and local licensing laws and regulations.

       Service America's operations are regulated by the Florida and Arizona Departments of Insurance. In accordance with certain Florida regulatory requirements, Service America maintains cash with the Department of Insurance and is also required to maintain additional unencumbered reserves. In addition, Service America's air conditioning and appliance repair and maintenance business is also subject to certain limitations imposed by state and local business laws and regulations.

       Patient Care's activities are subject to various federal and state laws and regulations. Changes in the law, new interpretations of existing laws, or changes in payment methodology, may have a dramatic effect on the definition of permissible or impermissible activities, the relative costs associated with doing business and the amount of reimbursement by both government and other third-party payors. In addition to specific legislative and regulatory influences, efforts to reduce the growth of the federal budget and the Medicare and the Medicaid programs have resulted in enactment of the Balanced Budget Act of 1997. This law contains several provisions affecting Medicare payment for the coverage of home healthcare services which directly or indirectly, together with Medicaid payments, accounted for 82 percent of Patient Care's net revenue in 1997. Certain of these provisions are expected to have an adverse effect on Patient Care. In addition, state legislatures periodically consider various healthcare reform proposals. Congress and state legislatures can be expected to continue and review and assess alternative healthcare delivery systems and payment methodologies, and public debate of these issues can be expected to continue in the future. The ultimate timing or effect of such additional legislative efforts cannot be predicted and may impact Patient Care in different ways. No assurance can be given that any such efforts will not have a material adverse effect on Patient Care.

       Certain of Patient Care's employees are subject to state laws and regulations governing professional practice. Patient Care's operations are subject to periodic survey by governmental and private accrediting entities to assure compliance with applicable state licensing, and Medicare and Medicaid certification and accreditation standards, as the case may be. From time to time in the ordinary course of business, Patient Care, like other healthcare companies, receives survey reports containing deficiencies for alleged failure to comply with applicable requirements. Patient Care reviews such reports and takes appropriate corrective action. The failure to effect such action or to obtain, renew or maintain any of the required regulatory approvals, certifications or licences could materially adversely affect Patient Care's business, and could prevent the programs involved from offering products and services to patients. There can be no assurance that either the states or the federal government will not impose additional regulations upon the activities of Patient Care which might materially adversely affect Patient Care.

ENVIRONMENTAL MATTERS

       Roto-Rooter's operations are subject to various federal, state, and local laws and regulations regarding environmental matters and other aspects of the operation of a sewer and drain cleaning and plumbing services business. For certain other activities, such as septic tank pumping, Roto-Rooter is subject to state and local environmental health and sanitation regulations. Compliance with federal, state and local laws governing discharge of materials into the environment have not had nor are expected to have a material effect upon the operations of Roto-Rooter.

       In connection with the sale of DuBois to the Diversey Corporation, the Company contractually assumed for a period of ten years the estimated liability for potential environmental cleanup and related costs arising from the sale of DuBois up to a maximum of $25,500,000. The Company had accrued $15,500,000 with respect to these potential liabilities. Based upon an updated assessment of the Company's environmental-related liability by the Company's environmental adviser, this accrual was reduced in 1997 and now has a balance of $7,242,000. Prior to the sale of DuBois, DuBois had been designated as a Potentially Responsible Party ("PRP") at fourteen Superfund sites by the U.S. Environmental Protection Agency ("USEPA"). With respect to all of these sites, the Company has been unable to locate any records indicating it disposed of waste of any kind at such sites. Nevertheless, it settled claims at five such sites at minimal cost. In addition, because there was a number of other financially responsible companies designated as PRPs relative to these sites, management believes that it is unlikely that such actions will have a material effect on the Company's financial condition or results of operations. With respect to one of these sites, the Company's involvement is based on the location of one of its manufacturing plants. Currently, the USEPA and the state governmental agency are attempting to resolve jurisdictional issues, and action against PRPs is not proceeding.

       Chemed, to the best of its knowledge, is currently in compliance in all material respects with the environmental laws and regulations affecting its operations. Such environmental laws, regulations and enforcement proceedings have not required Chemed to make material increases in or modifications to its capital expenditures and they have not had a material adverse effect on sales or net income. Capital expenditures for the purposes of complying with environmental laws and regulations during 1998 and 1999 with respect to continuing operations are not expected to be material in amount; there can be no assurance, however, that presently unforeseen legislative or enforcement actions will not require additional expenditures.

EMPLOYEES

       On December 31, 1997, Chemed had a total of 6,849 employees; 6,775 were located in the United States and 74 were in Canada.

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



    Location                  Type                                              Owned                      Leased
    --------                  ----                                              -----                      ------

                                                        ROTO-ROOTER GROUP

Cincinnati, OH (1)            Office and service                            22,000 sq. ft.              24,000 sq. ft.
                              facilities

West Des Moines,              Office, manufacturing and                     29,000 sq. ft.                 --
IA                            distribution center facilities

Northeastern                  Office and service                            27,000 sq. ft.              73,000 sq. ft.
U.S. Area (2)                 facilities

Central U.S.                  Office and service                            17,000 sq. ft.              39,000 sq. ft.
Area (3)                      facilities

Mid-Atlantic                  Office and service                            18,000 sq. ft.              24,000 sq. ft.
U.S. Area (4)                 facilities

Midwestern U.S.               Office and service                            10,000 sq. ft.              28,000 sq. ft.
Area (5)                      facilities

Southeastern U.S.             Office and service                            22,000 sq. ft.              14,000 sq. ft.
Area (6)                      facilities

Western U.S.                  Office and service                            19,000 sq. ft.              33,000 sq. ft.
Area (7)                      facilities

Canada (8)                    Office and service                                 --                     11,000 sq. ft.
                              facilities

                                                          PATIENT CARE

New Jersey (9)                Office                                             --                     65,000 sq.ft.

Connecticut (10)              Office                                             --                     44,000 sq.ft.

New York (11)                 Office                                             --                     41,000 sq. ft.

Louisville, KY                Office                                             --                      6,000 sq. ft.

                                                         SERVICE AMERICA

Florida (12)                  Office and service                            46,000 sq. ft.             48,000 sq. ft.
                              facilities

Arizona (13)                  Office and service                                 --                    11,000 sq. ft.
                              facilities



    Location                        Type                                         Owned                     Leased
    --------                        ----                                         -----                     ------


                                                            CORPORATE

Cincinnati, OH (14)           Corporate offices and                              --                    36,000 sq. ft.
                              related facilities

Detroit, MI (15)              Former production                             64,000 sq. ft.                --
                              facility
------------------------------

(1)  Includes 6,000 square feet that formerly housed a service facility.

(2) Comprising locations in Stoughton, Springfield, West Springfield and Woburn, Massachusetts; West Stratford, Groton and Bloomfield, Connecticut; Buffalo, West Seneca, Staten Island, Rochester, Farmingdale and Hawthorne, New York; and Cranston, Rhode Island.

(3) Comprising locations in Atlanta, Decatur, Keenesaw and Newnan, Georgia; Birmingham, and Adamsville, Alabama; Memphis and Nashville, Tennessee; Charlotte, North Carolina; and St. Louis, Missouri.

(4) Comprising locations in Pennsauken and North Brunswick, New Jersey; Levittown, Pennsylvania; Fairfax, Virginia; Newark, Delaware; and Baltimore and Jessup, Maryland.

(5) Comprising locations in Cleveland and Columbus, Ohio; Indianapolis, Indiana; and Pittsburgh and Wilmerding, Pennsylvania.

(6) Comprising locations in Jacksonville, Longwood, Miami and Orlando, Florida; Raleigh, North Carolina; and Virginia Beach, Virginia.

(7) Comprising locations in Houston and San Antonio, Texas; Addison, Schaumburg and Posen, Illinois; Commerce City, Colorado; Honolulu, Hawaii; Minneapolis and St. Paul, Minnesota; Tacoma, Washington; and Fresno, California.

(8) Comprising locations in Port Coquitlam, British Columbia; and Winnipeg, Manitoba.

(9) Comprising locations in Princeton, Jersey City, Ridgewood, Montclair, Westfield, and West Orange, New Jersey.

(10) Comprising locations in Greenwich, Madison, Newington, Norwalk, East Haven, Stratford, Waterbury, Stamford, Bridgeport and Danbury, Connecticut.

(11) Comprising locations in Brooklyn, Manhattan, Queens, Bronx and Staten Island, New York.

(12) Comprising locations in Pompano Beach, Miami, Fort Myers, St. Petersburg, Orlando, West Palm Beach, Deerfield Beach, and Delray Beach, Florida.

(13) Comprising locations in Phoenix and Tucson, Arizona.

(14) Excludes 103,000 square feet in current Cincinnati, Ohio office facilities that are sublet to outside parties - portions of this space may revert to the Company beginning in 1998. Includes 27,000 square feet leased for the Company's corporate office facilities.

(15) Comprises a former production facility of the Omnia Group which was sold to Banta Corporation in September 1997. The facility is being leased to Banta Corporation under an agreement which expires September 1998.

ITEM 3.  LEGAL PROCEEDINGS

            None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

            None.

EXECUTIVE OFFICERS OF THE COMPANY


       Name          Age  Office                                       First Elected
----------------     ---  ------------------------------------     --------------------

Edward L. Hutton     78   Chairman and Chief Executive Officer     November 3, 1993 (1)
Kevin J. McNamara    44   President                                August 2, 1994 (2)
Paul C. Voet         51   Executive Vice President                 May 20, 1991 (3)
Timothy S. O'Toole   42   Executive Vice President and             May 18, 1992 (4)
                            Treasurer
Sandra E. Laney      54   Senior Vice President and Chief          November 3, 1993 (5)
                            Administrative Officer
Arthur V. Tucker,    48   Vice President and Controller            May 20, 1991 (6)
Jr.

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

       Each executive officer holds office until the annual election at the next annual organizational meeting of the Board of Directors of the Company which is scheduled to be held on May 18, 1998.

                                          PART II

ITEM 5.        MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
               MATTERS.

       The Company's Capital Stock (par value $1 per share) is traded on the New York Stock Exchange under the symbol CHE. The range of the high and low sale prices on the New York Stock Exchange and dividends paid per share for each quarter of 1996 and 1997 are set forth below.


                                            Closing
                                            -------
                                                                Dividends Paid
                                      High            Low         Per Share
                --------------------------------------------------------------
                1997
                ----
                First Quarter       $37-1/2          35-1/2         $.52
                Second Quarter       37-7/16         31-1/2          .52
                Third Quarter        39-5/16         35-1/16         .52
                Fourth Quarter       43              38-1/16         .53

                1996
                ----

                First Quarter       $40-1/8         $36-7/8        $.52
                Second Quarter       39              35-7/8         .52
                Third Quarter        39-1/8          35-1/2         .52
                Fourth Quarter       39              35-1/8         .52


         Future dividends are necessarily dependent upon the Company's earnings and financial condition, compliance with certain debt covenants and other factors not presently determinable.

         As of March 19, 1998, there were approximately 5,514 stockholders of record of the Company's Capital Stock. This number only includes stockholders of record and does not include stockholders with shares beneficially held for them in nominee name or within clearinghouse positions of brokers, banks or other institutions.

ITEM 6.         SELECTED FINANCIAL DATA.

         The information called for by this Item for the five years ended December 31, 1997 is set forth on pages 32 and 33 of the 1997 Annual Report to Stockholders and is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         The information called for by this Item is set forth on pages 36 through 39 of the 1997 Annual Report to Stockholders and is incorporated herein by reference.

ITEM 8.         FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         The consolidated financial statements, together with the report thereon of Price Waterhouse, LLP dated February 2, 1998, appearing on pages 15 through 30 and 34 of the 1997 Annual Report to Stockholders, along with the Supplementary Data (Unaudited Summary of Quarterly Results) appearing on page 35, are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.

                                    PART III

ITEM 10.        DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

   The directors of the Company are:

         Edward L. Hutton
         James H. Devlin
         Charles H. Erhart, Jr.
         Joel F. Gemunder
         Lawrence J. Gillis
         Patrick P. Grace
         Thomas C. Hutton


         Walter L. Krebs
         Sandra E. Laney
         Kevin J. McNamara
         John M. Mount
         Timothy S. O'Toole
         D. Walter Robbins, Jr.
         Paul C. Voet
         George J. Walsh III

         The additional information required under this Item with respect to the directors and executive officers is set forth in the Company's 1998 Proxy Statement and in Part I hereof under the caption "Executive Officers of the Registrant" and is incorporated herein by reference.

ITEM 11.        EXECUTIVE COMPENSATION.

         Information required under this Item is set forth in the Company's 1998 Proxy Statement, which is incorporated herein by reference.

ITEM 12.        SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         Information required under this Item is set forth in the Company's 1998 Proxy Statement, which is incorporated herein by reference.

ITEM 13.        CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         Information required under this Item is set forth in the Company's 1998 Proxy Statement, which is incorporated herein by reference.

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

   10.2 Stock Purchase Agreement between Omnicare, Inc. and Chemed Corporation, dated as of August 5, 1992.*

   10.3 Agreement and Plan of Merger among National Sanitary Supply Company, Unisource Worldwide, Inc. and TFBD, Inc. dated as of August 11, 1997.*

   10.4        1981 Stock Incentive Plan, as amended through May 20, 1991.*,**

   10.5        1983 Incentive Stock Option Plan, as amended through May 20,
               1991.*,**

   10.6        1986 Stock Incentive Plan, as amended through May 20, 1991.*,**

   10.7        1988 Stock Incentive Plan, as amended through May 20, 1991.*,**

   10.8        1993 Stock Incentive Plan.*,**

   10.9        1995 Stock Incentive Plan.*,**

   10.10       1997 Stock Incentive Plan.**

   10.11       Directors Emeriti Plan.*,**

   10.12       Employment Contracts with Executives.*,**

   10.13       Amendment No. 9 to Employment Contracts with Executives.**

   10.15       Split Dollar Agreement with Executives.*,**

   10.16       Split Dollar Agreement with Edward L. Hutton.*,**

   10.17       Split Dollar Agreement with Paul C. Voet.*,**

   10.18       Amendment No. 7 to Employment Agreement with Edward L.
               Hutton.*,**

   10.19       Excess Benefits Plan, as restated and amended, effective April 1,
               1997.**

   10.20       Non-Employee Directors' Deferred Compensation Plan.*,**

   10.21 Stock Purchase Agreement by and Among Banta Corporation, Chemed Corporation and OCR Holding Company as of September 24, 1997.*

   10.22       Amendment No. 3 to Employment Contract with James H. Devlin.**

   10.23       Employment Contracts with John M. Mount and Walter L. Krebs.**

   10.24       Employment Contract with Lawrence J. Gillis.**

   13.         1997 Annual Report to Stockholders.

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



FINANCIAL STATEMENT SCHEDULE

         See Index to Financial Statements and Financial Statement Schedule on page S-1.

REPORTS ON FORM 8-K

               A Form 8-K was filed October 9, 1997 announcing Chemed Corporation's sale of its wholly owned businesses comprising The Omnia Group to Banta Corporation for $50 million in cash and $2.3 million in deferred payments; and Chemed's sale of National Sanitary Supply Company to Unisource Worldwide, Inc. for approximately $120.2 million.

                                   SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   CHEMED CORPORATION

March 27, 1998                     By /s/ Edward L. Hutton
                                      -------------------------------------
                                      Edward L. Hutton
                                      Chairman and Chief Executive Officer

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


     Signature                              Title                                      Date
     ---------                              -----                                      ----


/s/ Edward L. Hutton                   Chairman and Chief
--------------------                   Executive Officer and a
Edward L. Hutton                       Director (Principal
                                       Executive Officer)

/s/ Timothy S. O'Toole                 Executive Vice President
----------------------                 and Treasurer and a
Timothy S. O'Toole                     Director
                                       (Principal Financial
                                       Officer)

/s/ Arthur V.Tucker,Jr.                Vice President and                              March 27, 1998
-----------------------                Controller
Arthur V. Tucker, Jr.                  (Principal Accounting
                                       Officer)

                                                                     ------
James H. Devlin*                       Sandra E. Laney*
Charles H. Erhart, Jr.*                Kevin J. McNamara*
Joel F. Gemunder*                      John M. Mount*
Lawrence J. Gillis*                    D. Walter Robbins, Jr.*             --Directors
Patrick P. Grace*                      Paul C. Voet*
Thomas C. Hutton*                      George J. Walsh III*
Walter L. Krebs*
                                                                     ------


--------

* Naomi C. Dallob by signing her name hereto signs this document on behalf of each of the persons indicated above pursuant to powers of attorney duly executed by such persons and filed with the Securities and Exchange Commission.

   March 27, 1998                       /s/ Naomi C. Dallob
----------------------                  ----------------------------
        Date                            Naomi C. Dallob
                                        (Attorney-in-Fact)

                   CHEMED CORPORATION AND SUBSIDIARY COMPANIES

         INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

                               1995, 1996 AND 1997

CHEMED CORPORATION CONSOLIDATED FINANCIAL                          PAGE(S)
  STATEMENTS AND FINANCIAL STATEMENT SCHEDULE
    Report of Independent Accountants............................... 15*
    Statement of Accounting Policies.................................16*
    Consolidated Statement of Income.................................17*
    Consolidated Balance Sheet.......................................18*
    Consolidated Statement of Cash Flows.............................19*
    Consolidated Statement of Changes in Stockholders' Equity........20*
    Notes to Financial Statements....................................21-29*
    Sales and Profit Statistics by Business Segment..................30-33*
    Additional Segment Data..........................................34*
    Report of Independent Accountants on Financial Statement
      Schedule.......................................................S-2
    Schedule II -- Valuation and Qualifying Accounts.................S-3-S-4

* Indicates page numbers in Chemed Corporation 1997 Annual Report to
Stockholders.

------------

    The consolidated financial statements of Chemed Corporation listed above, appearing in the 1997 Annual Report to Stockholders, are incorporated herein by reference. The Financial Statement Schedule should be read in conjunction with the consolidated financial statements listed above. Schedules not included have been omitted because they are not applicable or the required information is shown in the financial statements or notes thereto as listed above.

                      REPORT OF INDEPENDENT ACCOUNTANTS ON
                          FINANCIAL STATEMENT SCHEDULE


To the Board of Directors
of Chemed Corporation

Our audits of the consolidated financial statements referred to in our report dated February 2, 1998 appearing on page 15 of the 1997 Annual Report to Stockholders of Chemed Corporation (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the Financial Statement Schedule listed in Item 14 of this Form 10-K. In our opinion, the Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.





/s/ Price Waterhouse LLP
------------------------
PRICE WATERHOUSE LLP

Cincinnati, Ohio
February 2, 1998

                                                                   SCHEDULE II

                   CHEMED CORPORATION AND SUBSIDIARY COMPANIES
                      VALUATION AND QUALIFYING ACCOUNTS (a)
                                 (in thousands)
                                     Dr/(Cr)

                                                              Additions
                                                -----------------------------------
                                                (Charged)    (Charged)   Applicable
                                                Credited     Credited         to
                                  Balance at    to Costs     to Other     Companies                  Balance
                                  Beginning        and       Accounts     Acquired    Deductions     at End
Description                       of Period     Expenses       (b)        in Period      (c)        of Period
--------------------------------------------------------------------------------------------------------------
Allowances for doubtful
accounts (d)

  For the year 1997.........     $ (1,583)     $  (702)     $    --      $   (974)     $    633     $ (2,626)
                                 ========      =======      ========     ========      ========     ========

  For the year 1996.........     $ (1,496)     $  (877)     $   (78)     $   ( 16)     $    884     $ (1,583)
                                 ========      =======      ========     ========      ========     ========

  For the year 1995.........     $ (1,214)     $  (835)     $   (72)     $     --      $    625     $ (1,496)
                                 ========      =======      ========     ========      ========     ========

Allowances for doubtful
accounts - notes
receivable (e)

  For the year 1997.........     $   (120)     $    --      $    --      $     --      $     97     $    (23)
                                 ========      =======      ========     ========      ========     ========

  For the year 1996.........     $   (247)     $     8      $    78     $      --      $     41     $   (120)
                                 ========      =======      ========     ========      ========     ========

  For the year 1995.........     $   (267)     $   (64)     $    72      $     --      $     12     $   (247)
                                 ========      =======      ========     ========      ========     ========

Valuation allowance for
available-for-sale securities

  For the year 1997.........     $ 40,096      $    --      $  2,844     $     --      $(12,235)    $ 30,705
                                 ========      =======      ========     ========      ========     ========

  For the year 1996.........     $ 56,030      $    --      $ 12,232     $     --      $(28,166)    $ 40,096
                                 ========      =======      ========     ========      ========     ========

  For the year 1995.........     $ 31,729      $    --      $ 33,379     $     --      $ (9,078)    $ 56,030
                                 ========      =======      ========     ========      ========     ========

-------------------------

(a)  Amounts are presented on a continuing operations basis.

(b) With respect to the valuation allowance for available-for-sale securities, additions credited to other accounts comprise an increase in net unrealized holding gains.

(c) With respect to allowances for doubtful accounts, deductions include accounts considered uncollectible or written off, payments, companies divested, etc. With respect to valuation allowance for available-for-sale securities, deductions comprise net realized gains on sales of investments.

(d) Classified in consolidated balance sheet as a reduction of accounts receivable.

(e)  Classified in consolidated balance sheet as a reduction of other assets.

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

10.2             Stock Purchase Agreement between                   Form 10-K                    5
                 Omnicare, Inc. and Chemed                          3/25/93
                 Corporation dated as of August 5,
                 1992

10.3             Agreement and Plan of Merger                       Form 8-K                     1
                 among National Sanitary                            10/13/97
                 Supply Company, Unisource
                 Worldwide, Inc. and TFBD, Inc.

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

10.5             1983 Incentive Stock Option Plan,                  Form 10-K                    8
                 as amended through May 20, 1991                    3/27/92

10.6             1986 Stock Incentive Plan, as                      Form 10-K                    9
                 amended through May 20, 1991                       3/27/92

10.7             1988 Stock Incentive Plan, as                      Form 10-K                    10
                 amended through May 20, 1991                       3/27/92

10.8             1993 Stock Incentive Plan                          Form 10-K                    10.8
                                                                    3/29/94

10.9             1995 Stock Incentive Plan                          Form 10-K                    10.14
                                                                    3/28/96

10.10            1997 Stock Incentive Plan                              *

10.11            Directors Emeriti Plan                             Form 10-Q                    10.12
                                                                    5/12/88


                                                                                Page Number
                                                                                     or
                                                                         Incorporation by Reference
                                                                         --------------------------

Exhibit                                                             File No. and              Previous
Number                                                              Filing Date               Exhibit No.
-------                                                             ------------              -----------

10.12            Employee Contracts with                            Form 10-K                    10.13
                 Executives                                         3/28/89

10.13            Amendment No. 9 to Employment                         *
                 Contracts with Executives

10.15            Split Dollar Agreements                            Form 10-K                    10.16
                                                                    3/28/96

10.16            Split Dollar Agreement with                        Form 10-K                    10.17
                 Edward L. Hutton                                   3/28/96

10.17            Split Dollar Agreement with                        Form 10-K                    10.18
                 Paul C. Voet                                       3/28/96

10.18            Amendment No. 7 to Employment                      Form 10-K
                 Agreement with Edward L. Hutton                    3/27/97

10.19            Excess Benefits Plan, as restated                     *                         10.9
                 and amended, effective April 1,
                 1997

10.20            Non-Employee Directors' Deferred                   Form 10-K                    10.10
                 Compensation Plan                                  3/24/88

10.21            Stock Purchase Plan by and                         Form 8-K                     1
                 among Banta Corporation, Chemed                    10/13/97
                 Corporation and OCR Holding
                 Company

10.22            Amendment No. 3 to Employment                         *
                 Contract with James H. Devlin

10.23            Employment Contracts with John                        *
                 M. Mount and Walter L. Krebs

10.24            Employment Contract with Lawrence                     *
                 J. Gillis

13               1997 Annual Report to Stockholders                    *

21               Subsidiaries of Chemed Corporation                    *

23               Consent of Independent Accountants                    *

24               Powers of Attorney                                    *

27               Financial Data Schedule               +

---------------------
* Filed herewith.

+ Not filed herewith.