Form 10-Q
period 1998-03-31
CHEMED CORP
filed 1998-05-12
CIK 19584

-------------------------------------------------------------------
------------------------------------------------------------------
                                   FORM 10-Q
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                  Quarterly Report Under Section 13 or 15 (d)
                    of the Securities Exchange Act of 1934

For Quarter Ended March 31, 1998

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


Class                   Amount                       Date

Capital Stock           10,100,363 Shares            April 30, 1998
$1 Par Value
------------------------------------------------------------------
------------------------------------------------------------------

                            CHEMED CORPORATION AND
                             SUBSIDIARY COMPANIES



                                     Index


                                                               Page No.

PART I.    FINANCIAL INFORMATION:

   Item 1.  Financial Statements
         Consolidated Balance Sheet -
           March 31, 1998 and
           December 31, 1997                                           3

         Consolidated Statement of Income -
           Three months ended
           March 31, 1998 and 1997                                     4

         Consolidated Statement of Cash Flows -
           Three months ended
           March 31, 1998 and 1997                                     5

         Notes to Unaudited Financial Statements                       6


   Item 2.  Management's Discussion and Analysis of
              Financial Condition and Results of
               Operations                                          7 - 9

PART II.   OTHER INFORMATION                                          10

                               PART I. FINANCIAL INFORMATION
                               Item 1. Financial Statements
                        CHEMED CORPORATION AND SUBSIDIARY COMPANIES
                                CONSOLIDATED BALANCE SHEET
                      (in thousands except share and per share data)
                                         UNAUDITED

                                                                  March 31,    December 31,
                                                                    1998          1997
                                                                 ----------    ----------
ASSETS
Current assets
   Cash and cash equivalents                                     $   72,820   $   70,958
   Accounts receivable, less allowances of $2,684
      (1997 - $2,626)                                                41,961       42,142
   Inventories
      Raw materials                                                     703          673
      Finished goods and general merchandise                          8,214        8,070
   Statutory deposits                                                16,277       16,137
   Current portion of redeemable preferred stock                     27,172       27,136
   Other current assets                                              12,639       12,352
                                                                 ----------   ----------
         Total current assets                                       179,786      177,468
Other investments                                                    40,563       40,124
Properties and equipment, at cost less accumulated
   depreciation of $38,514 (1997 - $36,179)                          54,488       53,089
Identifiable intangible assets less accumulated
   amortization of $4,480 (1997 - $4,194)                            13,359       13,645
Goodwill less accumulated amortization of $18,689
   (1997 - $17,677)                                                 143,357      143,003
Other assets                                                         21,014       21,509
                                                                 ----------   ----------
         Total Assets                                            $  452,567   $  448,838
                                                                 ==========   ==========
LIABILITIES
Current liabilities
   Accounts payable                                              $   10,354   $    8,774
   Current portion of long-term debt                                  5,528        5,313
   Income taxes                                                      15,078       12,460
   Deferred contract revenue                                         26,009       25,489
   Other current liabilities                                         40,742       42,329
                                                                 ----------   ----------
         Total current liabilities                                   97,711       94,365
Long-term debt                                                       82,608       83,720
Other liabilities                                                    41,878       42,633
                                                                 ----------   ----------
         Total Liabilities                                          222,197      220,718
                                                                 ----------   ----------
STOCKHOLDERS' EQUITY
Capital stock-authorized 15,000,000 shares $1 par;
   issued 13,128,810 shares (1997 - 13,019,722 shares)               13,129       13,020
Paid-in capital                                                     162,410      158,485
Retained earnings                                                   149,616      148,680
Treasury stock - 3,028,810 shares
  (1997 - 2,942,205 shares), at cost                                (91,644)     (88,063)
Unearned compensation                                               (23,196)     (23,959)
Accumulated other comprehensive income                               20,055       19,957
                                                                 ----------   ----------
         Total Stockholders' Equity                                 230,370      228,120
                                                                 ----------   ----------
         Total Liabilities and Stockholders' Equity              $  452,567   $  448,838
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

                        CHEMED CORPORATION AND SUBSIDIARY COMPANIES
                             CONSOLIDATED STATEMENT OF INCOME
                                         UNAUDITED
                           (in thousands except per share data)

                                                                   Three Months Ended
                                                                        March 31,
                                                                 -----------------------
                                                                    1998         1997
                                                                 ---------    ---------
Continuing Operations
      Service revenues and sales                                 $ 88,412     $ 77,657
                                                                 ---------    ---------
      Cost of services provided and cost of goods sold             55,876       48,023
      Selling and marketing                                         7,127        6,035
      General and administrative expenses                          19,060       16,696
      Depreciation                                                  2,604        2,686
                                                                 ---------    ---------
               Total costs and expenses                            84,667       73,440
                                                                 ---------    ---------
      Income from operations                                        3,745        4,217
      Interest expense                                             (1,758)      (2,637)
      Other income - net                                            8,333       10,392
                                                                 ---------    ---------
      Income before income taxes                                   10,320       11,972
      Income taxes                                                 (4,069)      (4,595)
                                                                 ---------    ---------
      Income from continuing operations                             6,251        7,377
Discontinued Operations                                                 -        1,110
                                                                 ---------    ---------
Net Income                                                       $  6,251     $   8,487
                                                                 =========    =========

Earnings Per Common Share
         Income from continuing operations                       $    .63     $    .74
                                                                 =========    =========
         Net income                                                   .63          .85
                                                                 =========    =========
         Average number of shares outstanding                    $  9,989     $  9,928
                                                                 =========    =========
Diluted Earnings Per Common Share
         Income from continuing operations                       $    .62     $    .74
                                                                 =========    =========
         Net income                                                   .62          .85
                                                                 =========    =========
         Average number of shares outstanding                      10,090        9,990
                                                                 =========    =========
Cash Dividends Paid Per Share                                    $    .53     $    .52
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

                        CHEMED CORPORATION AND SUBSIDIARY COMPANIES
                           CONSOLIDATED STATEMENT OF CASH FLOWS
                                         UNAUDITED
                                      (in thousands)

                                                                   Three Months Ended
                                                                        March 31,
                                                                 -----------------------
                                                                    1998         1997
                                                                 ---------    ---------
Cash Flows From Operating Activities
      Net income                                                 $   6,251    $ 8,487
      Adjustments to reconcile net income to net cash
         provided by operating activities:
               Gains on sale of investments                         (6,163)    (9,079)
               Depreciation and amortization                         4,771      4,058
               Provision for deferred income taxes                     547        132
               Discontinued operations                                   -     (1,110)
               Changes in operating assets and liabilities,
                 excluding amounts acquired in business
                 combinations
                  Increase in accounts receivable                     (343)    (2,133)
                  Increase in inventories and other current
                    assets                                            (398)      (710)
                  (Increase)/decrease in statutory deposits           (140)     1,829
                  Increase/(decrease) in accounts payable, deferred
                    contract revenue and other current
                    liabilities                                        478     (1,349)
                   Increase in income taxes                          3,368      4,126
               Other - net                                            (506)    (1,139)
                                                                 ---------    ---------
         Net cash provided by continuing operations                  7,865      3,112
         Net cash provided by discontinued operations                    -      3,865
                                                                 ---------    ---------
         Net cash provided by operating activities                   7,865      6,977
                                                                 ---------    ---------

Cash Flows From Investing Activities
      Proceeds from sale of investments                              6,798     10,474
      Capital expenditures                                          (4,363)    (2,796)
      Business combinations, net of cash acquired                   (1,811)    (3,169)
      Net cash outflow from the disposition of discontinued
        operations                                                  (1,019)      (661)
      Purchase of investments                                         (642)         -
      Investing activities of discontinued operations                    -     (2,102)
      Other - net                                                      263         74
                                                                 ---------    ---------
         Net cash provided/(used) by investing activities             (774)     1,820
                                                                 ---------    ---------
Cash Flows From Financing Activities
      Dividends paid                                                (5,355)    (5,217)
      Proceeds from issuance of long-term debt                           -     25,000
      Repayment of long-term debt                                        -    (23,061)
      Other - net                                                      126        721
                                                                 ---------    ---------
         Net cash provided/(used) by financing activities           (5,229)    (2,557)
                                                                 ---------    ---------
Increase/(decrease) in cash and cash equivalents                     1,862      6,240
Cash and cash equivalents at beginning of period                    70,958     14,028
                                                                 ---------    ---------
Cash and cash equivalents at end of period                       $  72,820    $20,268
                                                                 =========    =========

                 See accompanying notes to unaudited financial statements.

                  CHEMED CORPORATION AND SUBSIDIARY COMPANIES

                    Notes to Unaudited Financial Statements


1. The accompanying unaudited consolidated financial statements have been prepared in accordance with Rule 10-01 of SEC Regulation S-X. Consequently, they do not include all the disclosures required under generally accepted accounting principles for complete financial statements. However, in the opinion of the management of Chemed Corporation (the "Company"), the financial statements presented herein contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position, results of operations and cash flows of the Company and its consolidated subsidiaries ("Chemed"). For further information regarding Chemed's accounting policies, refer to the consolidated financial statements and notes included in Chemed's Annual Report on Form 10-K for the year ended December 31, 1997.

2. Earnings per common share are computed using the weighted average number of shares of capital stock outstanding.
     Diluted earnings per common share reflect the dilutive impact of outstanding stock options and nonvested stock awards.

3. The Company had total comprehensive income/(loss) of $6,349,000 and $(1,895,000) for the three months ended March 31, 1998 and 1997, respectively. The difference between the Company's net income and comprehensive income relates to the cumulative unrealized appreciation/depreciation on its available-for-sale securities.

                 Item 2. Management's Discussion and Analysis
               of Financial Condition and Results of Operations

Financial Condition
-------------------

            During the first quarter of 1998 there was no material change in the Company's financial position.

            Vitas Healthcare Corporation, ("Vitas"), the privately-held provider of hospice services to the terminally ill in which the Company carries an investment of $27 million of redeemable preferred stock, is continuing to explore long-term financing alternatives to increase its liquidity. On the basis of current information, management believes the Company's investment in Vitas is fully recoverable and that no impairment exits.

            At March 31, 1998 Chemed had approximately $119.1 million of unused lines of credit with various banks. Management believes its liquidity and sources of capital are satisfactory for the Company's needs in the foreseeable future.

Results of Operations
---------------------

            Sales and service revenues and operating profit from continuing operations by business segment follow (in thousands):

                                      Three Months Ended
                                           March 31,
                                      -------------------
                                        1998       1997
                                      -------    --------
Sales and Service
     Revenues
-----------------
Roto-Rooter                           $ 41,679   $ 35,879
Patient Care                            29,800     25,933
Service America                         16,933     15,845
                                      --------    -------
  Total                               $ 88,412   $ 77,657
                                      ========   ========

Operating Profit
----------------
Roto-Rooter                           $  3,893   $  3,485
Patient Care                             1,145        975
Service America                            800        743
                                      --------   --------
  Total                               $  5,838   $  5,203
                                      ========   ========

Data relating to (a) the increase in service revenues and sales and (b) operating profit as a percent of sales and service revenues are set forth below:

                              Service Revenues        Operating Profit
                                  and Sales           as a % of Sales
                                 % Increase          (Operating Margin)
                              ----------------       ------------------
                               1998 vs. 1997           1998      1997
                              ----------------       ------------------
Roto-Rooter                           16 %             9.3%      9.7%
Patient Care                          15               3.8       3.8
Service America                        7               4.7       4.7
    Total                             14               6.6       6.7

            Service revenues and sales for the Roto-Rooter segment for the first quarter of 1998 totalled $41,679,000, an increase of 16% over the $35,879,000 recorded in the first quarter of 1997. Revenues of the plumbing services business and the drain cleaning business increased 21% and 9%, respectively, for the first quarter of 1998, as compared with revenues recorded in the first quarter of 1997. These revenues accounted for 39% and 43%, respectively, of Roto-Rooter's total service revenues and sales during the 1998 period. The operating margin of the Roto-Rooter segment in the first quarter of 1998 was 9.3% as compared with 9.7% during the first quarter of 1997. This decline was attributable to a lower gross profit margin in the 1998 first quarter. The lower margin was attributable to a change in sales mix in the 1998 period as revenues of the plumbing repair business and heat, ventilating and air conditioning (HVAC) business increased at greater rates than the sewer and drain cleaning business, which carries a higher margin than the other two businesses.

            Service revenues of the Patient Care segment increased 15% from $25,933,000 during the first quarter of 1997 to $29,800,000 in the first quarter of 1998. Excluding the revenues of Priority Care, acquired in the second quarter of 1997, revenues declined 2% in 1998 as compared with such revenues in 1997 primarily due to an expected decline in medicare and medicaid revenues resulting from the passage of the Balanced Budget Act of 1997. The operating margin of this segment was 3.8% in both 1997 and 1998.

            Service revenues and sales of the Service America segment increased 7% from $15,845,000 in the first quarter of 1997 to $16,933,000 in the first quarter of 1998. This revenue increase was driven by a 24% increase in the sales of Service America's retail business, which accounts for approximately 20% of its overall sales in the 1998 period. The operating margin of the Service America segment was 4.7% in both 1997 and 1998.

            Income from operations declined from $4,217,000 in the first three months of 1997 as compared to $3,745,000 during the first three months of 1998. This decline was largely the result of operating costs of the Company's developing software consulting operations and favorable accrual adjustments to overhead expenses in the first quarter of 1997, partially offset by higher operating profit of the Company's three segments.

            Other income--net declined from $11,972,000 in the first quarter of 1997 to $10,320,000 in the first quarter of 1998, primarily as a result of lower investment gains recorded in the 1998 period. During the first quarter of 1998 the Company recorded gains on the sales of investments aggregating $6,163,000 as compared with $9,079,000 during the first quarter of 1997. Higher interest income for 1998 as compared with the 1997 first quarter partially offset this decline in investment gains.

            The Company's effective income tax rate during the first quarter of 1998 was 39.4% as compared with 38.4% during the first three months of 1997.

            Income from continuing operations during the first quarter of 1998 totalled $6,251,000 ($.63 per share) as compared with $7,377,000 ($.74 per share) in the first quarter of 1997. This decline was primarily attributable to larger gains on the sales of investments in the 1997 period. Excluding gains on the sales of investments in both periods, income from continuing operations for the first quarter of 1998 totalled $.24 per share as compared with $.18 per share during the first quarter of 1997.

            Net income declined from $8,487,000 ($.85 per share) in the 1997 first quarter to $6,251,000 ($.63 per share) in the 1998 first quarter, largely as a result of lower investment gains, and income from discontinued operations of $1,110,000 recorded in the first quarter of 1997, relating to operations which were disposed in September 1997.

                         PART II -- OTHER INFORMATION
                         ----------------------------

Item 6.    Exhibits and Reports on Form 8-K

    (a)    Exhibits
           --------

           Exhibit       SK 601                                 Page
             No.        Ref. No.      Description               No.
           -------      --------      ------------------        ----------
             1            (11)        Statement re:
                                      Computation of Per
                                      Share Earnings            E-1 and E-2

             2            (27)        Financial Data
                                      Schedule                  E-3 and E-4

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


Dated:   May 12, 1998                 By   Naomi C. Dallob
         ----------------------          -------------------------
                                           Naomi C. Dallob, Vice
                                           President and Secretary




Dated:   May 12, 1998                 By   Arthur V. Tucker, Jr.
         ----------------------          -------------------------
                                           Arthur V. Tucker, Jr.
                                           Vice President and
                                           Controller (Principal
                                           Accounting Officer)