Form 10-Q
period 1998-06-30
CHEMED CORP
filed 1998-08-11
CIK 19584

-----------------------------------------------------------------
-----------------------------------------------------------------
                                   FORM 10-Q
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                  Quarterly Report Under Section 13 or 15 (d)
                    of the Securities Exchange Act of 1934

For Quarter Ended June 30, 1998

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


Class                   Amount                        Date

Capital Stock           00,000,000 Shares             July 31, 1998
$1 Par Value
-----------------------------------------------------------------
-----------------------------------------------------------------

                            CHEMED CORPORATION AND
                             SUBSIDIARY COMPANIES



                                     Index


                                                                Page No.

PART I.    FINANCIAL INFORMATION:

  Item 1.  Financial Statements
        Consolidated Balance Sheet -
          June 30, 1998 and
          December 31, 1997                                             3

        Consolidated Statement of Income -
          Three months and six months ended
          June 30, 1998 and 1997                                        4

        Consolidated Statement of Cash Flows
          Six months ended
          June 30, 1998 and 1997                                        5

        Notes to Unaudited Financial Statements                         6


  Item 2.  Management's Discussion and Analysis of
             Financial Condition and Results of
              Operations                                           7 - 12

PART II.   OTHER INFORMATION                                      13 - 15

                               PART I. FINANCIAL INFORMATION
                               Item 1. Financial Statements
                        CHEMED CORPORATION AND SUBSIDIARY COMPANIES
                                CONSOLIDATED BALANCE SHEET
                      (in thousands except share and per share data)
                                         UNAUDITED

                                                               June 30,      December 31,
                                                                 1998            1997
                                                               --------      ----------
ASSETS
Current assets
   Cash and cash equivalents                                   $  54,027     $  70,958
   Accounts receivable, less allowances of $2,815
      (1997 - $2,626)                                             44,308        42,142
   Inventories                                                     9,153         8,743
   Statutory deposits                                             16,419        16,137
   Current portion of redeemable preferred stock                  27,207        27,136
   Other current assets                                           13,542        12,352
                                                               ----------    ----------
        Total current assets                                     164,656       177,468
Other investments                                                 34,655        40,124
Properties and equipment, at cost less accumulated depreciation
   of $40,903 (1997 - $36,179)                                    56,520        53,089
Identifiable intangible assets less accumulated amortization
   of $4,772 (1997 - $4,194)                                      13,402        13,645
Goodwill less accumulated amortization of $19,721
      (1997 - $17,677)                                           149,551       143,003
Other assets                                                      16,898        21,509
                                                               ----------    ----------
        Total Assets                                           $ 435,682     $ 448,838
                                                               ==========    ==========
LIABILITIES
Current liabilities
   Accounts payable                                            $   8,843     $   8,774
   Current portion of long-term debt                               5,154         5,313
   Income taxes                                                   13,272        12,460
   Deferred contract revenue                                      27,346        25,489
   Other current liabilities                                      35,953        42,329
                                                               ----------    ----------
        Total current liabilities                                 90,568        94,365
Long-term debt                                                    82,093        83,720
Other liabilities and deferred income                             41,491        42,633
                                                               ----------    ----------
        Total Liabilities                                        214,152       220,718
                                                               ----------    ----------
STOCKHOLDERS' EQUITY
Capital stock-authorized 15,000,000 shares $1 par;
   issued 13,138,360 (1997 - 13,019,722) shares                   13,138        13,020
Paid-in capital                                                  161,439       158,485
Retained earnings                                                149,863       148,680
Treasury stock - 3,179,996 (1997 - 2,942,205) shares, at cost    (96,989)      (88,063)
Unearned compensation - ESOPs                                    (22,532)      (23,959)
Accumulated other comprehensive income                            16,611        19,957
                                                               ----------    ----------
        Total Stockholders' Equity                               221,530       228,120
                                                               ----------    ----------
        Total Liabilities and Stockholders' Equity             $ 435,682     $ 448,838
                                                               ==========    ==========

                 See accompanying notes to unaudited financial statements.

                        CHEMED CORPORATION AND SUBSIDIARY COMPANIES
                             CONSOLIDATED STATEMENT OF INCOME
                                         UNAUDITED
                           (in thousands except per share data)

                                            Three Months Ended         Six Months Ended
                                                   June 30,                 June 30,
                                            --------------------     ---------------------
                                              1998        1997         1998        1997
                                            --------    --------     --------    ---------
Continuing Operations
   Service revenues and sales               $ 94,943    $ 86,019     $183,355    $163,676
                                            --------    --------     --------    --------
   Cost of services provided and
      cost of goods sold                      58,361      54,284      114,237     102,307
   Selling and marketing expenses              8,316       6,095       15,443      12,130
   General and administrative expenses        20,340      19,593       39,400      36,289
   Depreciation                                2,680       1,430        5,284       4,116
                                            ---------   ---------    ---------   ---------
         Total costs and expenses             89,697      81,402      174,364     154,842
                                            ---------   ---------    ---------   ---------
   Income from operations                      5,246       4,617        8,991       8,834
   Interest expense                           (1,841)     (2,915)      (3,599)     (5,552)
   Other income, net                           5,612       4,482       13,945      14,874
                                            ---------   ---------    ---------   ---------
   Income before income taxes                  9,017       6,184       19,337      18,156
   Income taxes                               (3,451)     (2,240)      (7,520)     (6,835)
                                            ---------   ---------    ---------   ---------
   Income from continuing operations           5,566       3,944       11,817      11,321
Discontinued Operations                            -       2,348            -       3,458
                                            ---------   ---------    ---------   ---------
Net Income                                  $  5,566    $  6,292     $ 11,817    $ 14,779
                                            =========   =========    =========   =========
Earnings Per Common Share
   Income from continuing operations        $    .56    $    .40     $   1.18    $   1.14
                                            =========   =========    =========   =========
   Net income                               $    .56    $    .63     $   1.18    $   1.49
                                            =========   =========    =========   =========
   Average number of shares outstanding       10,005       9,930        9,997       9,928
                                            =========   =========    =========   =========

Diluted Earnings per Common Shares
   Income from continuing operations        $    .55    $    .39     $   1.17    $   1.13
                                            =========   =========    =========   =========
   Net income                               $.   .55    $    .63     $   1.17    $   1.48
                                            =========   =========    =========   =========
   Average number of shares outstanding       10,057       9,988       10,065       9,989
                                            =========   =========    =========   =========

Cash Dividends Paid Per Share               $    .53    $    .52     $   1.06    $   1.04
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

                        CHEMED CORPORATION AND SUBSIDIARY COMPANIES
                           CONSOLIDATED STATEMENT OF CASH FLOWS
                                         UNAUDITED
                                      (in thousands)

                                                                       Six Months Ended
                                                                            June 30,
                                                                     ---------------------
                                                                        1998        1997*
                                                                     ---------   ---------
Cash Flows From Operating Activities
   Net income                                                        $ 11,817    $ 14,779
   Adjustments to reconcile net income to net cash
      provided by operating activities:
         Gains on sale of investments                                 (10,014)    (12,235)
         Depreciation and amortization                                  8,581       7,048
         Provision for deferred income taxes                            1,403        (134)
         Discontinued operations                                            -      (3,458)
         Changes in operating assets and liabilities,
            excluding amounts acquired in business combinations
              Increase in accounts receivable                          (1,265)     (2,712)
              Increase in inventories and other current assets         (1,751)        (17)
              (Increase)/decrease in statutory deposits                  (282)      2,982
              Decrease in accounts payable, deferred contract
                revenue and other current liabilities                  (2,995)     (2,828)
              Increase in income taxes                                  1,312       1,486
              Other - net                                              (1,566)       (631)
                                                                     ---------   ---------
      Net cash provided by continuing operations                        5,240       4,280
      Net cash provided by discontinued operations                          -       5,431
                                                                     ---------   ---------
      Net cash provided by operating activities                         5,240       9,711
                                                                     ---------   ---------

Cash Flows From Investing Activities
   Proceeds from sale of investments                                   11,259      14,060
   Capital expenditures                                                (9,789)     (9,819)
   Business combinations, net of cash acquired                         (8,418)    (10,273)
   Net cash outflow from the dispositions of discontinued operations   (4,465)     (1,317)
   Purchase of investments                                               (642)          -
   Investing activities of discontinued operations                          -      (4,332)
   Other-net                                                            1,348         (21)
                                                                     ---------   ---------
      Net cash used by investing activities                           (10,707)    (11,702)
                                                                     ---------   ---------
Cash Flows From Financing Activities
   Dividends paid                                                     (10,712)    (10,436)
   Retirement of long-term debt                                          (870)    (23,103)
   Proceeds from issuance of long-term debt                                 -      35,000
   Other - net                                                            118         830
                                                                     ---------   ---------
      Net cash provided/(used) by financing activities                (11,464)      2,291
                                                                     ---------   ---------
Increase/(Decrease) In Cash And Cash Equivalents                      (16,931)        300
Cash and cash equivalents at beginning of period                       70,958      14,028
                                                                     ---------   ---------
Cash and cash equivalents at end of period                           $ 54,027    $ 14,328
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

3. The Company had total comprehensive income of $2,122,000, $8,940,000, $8,471,000 and $7,045,000 for the three months ended June 30, 1998 and 1997 and for the six months ended June 30, 1998 and 1997, respectively. The difference between the Company's net income and comprehensive income relates to the cumulative unrealized appreciation/depreciation on its available-for-sale securities.

Item 2.  Management's Discussion and Analysis
of Financial Condition and Results of Operations

Financial Condition
-------------------
       The decline in cash and cash equivalents from $71.0 million at December 31, 1997 to $54.0 million at June 30, 1998 is primarily due to the use of cash for business combinations and for the payments of costs relative to discontinued operations (largely a post-closing balance sheet valuation adjustment related to operations discontinued in September 1997). The decline in other assets from $21.5 million at December 31, 1997 to $16.9 million at June 30, 1998 is primarily due to the reclassification of certain assets of rabbi trusts used to fund non-qualified benefit plans. In accordance with a recent consensus by the Emerging Issues Task Force of the Financial Accounting Standards Board, shares of Chemed stock held by the trusts are included in treasury stock at June 30, 1998.

       The decline in other current liabilities from $42.3 million at December 31, 1997 to $36.0 million at June 30, 1998 is primarily due to the payment of liabilities relative to operations discontinued in prior years.

       Vitas Healthcare Corporation ("Vitas"), the privately held provider of hospice services to the terminally ill in which the Company carries an investment of $27 million of redeemable preferred stock, made preferred dividend payments of $499,500 and $2,116,800, on June 19 and July 15, 1998, respectively. As a result, the preferred dividends in arrears have been reduced from $2.4 million at March 31, 1998 to $1.0 million at July 31, 1998. Vitas is continuing to explore long-term financing alternatives to increase its liquidity. In connection therewith, the Company extended the maturity date on its holdings of preferred stock from the fourth quarter of 1998 to April 1, 1999. On the basis of current information, management believes the company's investment in Vitas is fully recoverable and that no impairment exists.

       At June 30, 1998 Chemed had approximately $106.2 million of unused lines of credit with various banks. Management believes its liquidity and sources of capital are satisfactory for the Company's needs in the foreseeable future.

Results of Operations
---------------------

       Sales and service revenues and operating profit from continuing operations by business segment follow (in thousands):

                         Three Months Ended          Six Months Ended
                              June 30,                   June 30,
                         -------------------         -----------------
                           1998      1997              1998      1997
                         -------   --------          --------- -------
Sales and Service
     Revenues
-----------------
Roto-Rooter              $ 47,060  $ 36,301          $  88,739 $  72,180
Patient Care               29,980    32,714             59,780    58,647
Service America            17,903    17,004             34,836    32,849
                         --------   -------          ---------  --------
  Total                  $ 94,943  $ 86,019          $ 183,355 $ 163,676
                         ========  ========          =========  ========

Operating Profit
----------------
Roto-Rooter              $  4,608  $  3,750          $   8,501 $   7,235
Patient Care                1,582     1,463              2,727     2,438
Service America               917       836              1,717     1,579
                         --------  --------          --------- ---------
  Total                  $  7,107  $  6,049          $  12,945 $  11,252
                         ========  ========          ========= =========

Data relating to (a) the increase in service revenues and sales and
(b) operating profit as a percent of sales and service revenues are set forth below:

                                                          Operating
                               Service Revenues          Profit as a
                                 and Sales %              % of Sales
                              Increase/(Decrease)     (Operating Margin)
                              ------------------      ------------------
                                1998 vs. 1997           1998      1997
                              ------------------      ------------------
Three Months Ended June 30,
---------------------------
Roto-Rooter                           30 %              9.8%     10.3%
Patient Care                          (8)               5.3       4.5
Service America                        5                5.1       4.9
    Total                             10                7.5       7.0

Six Months Ended June 30,
---------------------------
Roto-Rooter                           23 %              9.6%     10.0%
Patient Care                           2                4.6       4.2
Service America                        6                4.9       4.8
    Total                             12                7.1       6.9

Second Quarter 1998 versus Second Quarter 1997
----------------------------------------------

            Service revenues and sales of the Roto-Rooter segment for the second quarter of 1998 totalled $47,060,000, an increase of 30% over the $36,301,000 recorded in the second quarter of 1997.
Revenues of the plumbing services business and the drain cleaning business increased 40% and 12%, respectively, for the second quarter of 1998, as compared with the revenues recorded in the second quarter of 1997. These revenues accounted for 42% and 38%, respectively of Roto-Rooter's total revenues and sales during the 1998 period. Excluding businesses acquired in 1997 and 1998, revenues for the second quarter of 1998 increased 13% over such revenues recorded in the 1997 period. The operating margin of the Roto-Rooter segment during the second quarter of 1998 was 9.8% as compared with 10.3% during the second quarter of 1997. This decline was attributable to a lower gross profit margin in the 1998 second quarter. The lower margin was attributable to a change in sales mix in the 1998 period as revenues of the plumbing repair business and heating, ventilating and air conditioning ("HVAC") business increased at greater rates than the sewer and drain cleaning business which carries a higher margin than plumbing and HVAC.

            Service revenues of the Patient Care segment declined 8% from $32,714,000 in the second quarter of 1997 to $29,980,000 in the second quarter of 1998. This decline was primarily due to a decline in Medicare revenues resulting from the passage of the Balanced Budget Act of 1997. The operating margin of this segment increased from 4.5% during the second quarter of 1997 to 5.3% during the second quarter of 1998 due primarily to lower branch operating expenses as a percent of revenues.

            Service revenues and sales of the Service America segment increased 5% from $17,004,000 to $17,903,000 in the second quarter of 1998. This revenue increase was largely attributable to a 12% increase in revenues of Service America's retail business which accounts for approximately 22% of its overall sales. The operating margin of the Service America segment was 4.9% in the 1997 quarter and 5.1% in the 1998 period.

            Income from operations increased from $4,617,000 in the second quarter of 1997 to $5,246,000 in the second quarter of 1998, primarily as a result of higher operating profit of the Company's three segments.

            Interest expense declined from $2,915,000 in the second quarter of 1997 to $1,841,000 in the second quarter of 1998, primarily due to the reduction in the Company's long-term debt which occurred in September of 1997.

            Other income-net increased from $4,482,000 in the second quarter of 1997 to $5,612,000 in the second quarter of 1998 primarily due to larger gains on the sales of investments and increased interest income in the 1998 period. The increase in interest income was primarily due to larger cash balances during 1998.

            The Company's effective income tax rate during the second quarter of 1998 was 38.3% as compared with 36.2% during the second quarter of 1997. This increase was largely attributable to the decline (as a percent of income before taxes) in the tax benefit on dividends paid to the Company's ESOP during 1998.

            Income from continuing operations during the second quarter of 1998 totalled $5,566,000 ($.56 per share) as compared with $3,944,000 ($.40 per share) in the second quarter of 1997. This increase was attributable to larger gains on the sales of investments, lower interest expense and higher interest income during the 1998 period. Excluding gains from the sales of investments in both periods, income from continuing operations for the second quarter of 1998 totalled $.31 per share as compared with $.19 per share during the second quarter of 1997.

            Net income declined from $6,292,000 ($.63 per share) in the 1997 second quarter to $5,566,000 ($.56 per share) in the 1998 second quarter, as a result of income from discontinued operations of $2,348,000 in 1998, primarily relating to operations disposed of in September 1997.


Six Months Ended June 30, 1998 Versus June 30, 1997
---------------------------------------------------

            Service revenues and sales of the Roto-Rooter segment for the first six months of 1998 totalled $88,739,000, an increase of 23% over the $72,180,000 recorded in the first six months of 1997. Revenues of the plumbing services business and drain cleaning business increased 31% and 11%, respectively, for the first six months of 1998. Excluding revenues of businesses acquired in 1998 and 1997, revenues of the segment increased 11% during the first six months of 1998. The operating margin of the Roto-Rooter segment in the first six months of 1998 was 9.6% as compared with 10.0% during the first six months of 1997. This decline was attributable to a lower gross profit margin in the 1998 period primarily resulting from a change in sales mix.

            Revenues of the Patient Care segment increased 2% from $58,647,000 in the first six months of 1997 to $59,780,00 in the first six months of 1998. Excluding the revenues of businesses acquired in 1997 and 1998, revenues for the 1998 period declined 4% in 1998 primarily from a decline in Medicare revenues resulting from the passage of the Balanced Budget Act of 1997. The operating margin of this segment was 4.2% in the first six months of 1997, increasing to 4.6% during the first six months of 1998. This increase was primarily attributable to lower branch operating expenses as a percent of revenues in the 1998 period.

            Service revenues and sales of the Service America segment increased 6% from $32,849,000 in the first six months of 1997 to $34,839,000 in the first six months of 1998. This revenues increase was driven by a 18% increase in the sales of Service America's retail business, during the 1998 period. The operating margin of the Service America segment was 4.9% during the first six months of 1998 as compared with 4.8% during the first six months of 1997.

            Income from operations increased from $8,834,000 during the first six months of 1997 to $8,991,000 during the comparable period of 1998. This increase was primarily a result of higher operating profit recorded by all three of the Company's segments during 1998, partially offset by operating costs of the Company's developing software consulting operations and favorable accrual adjustments to overhead expenses during the first quarter of 1997.

            Interest expense declined from $5,552,000 during the first six months of 1997 to $3,599,000 during the first six months of 1998, largely as a result of the reduction of the Company's long-term debt which occurred during September of 1997.

            Other income-net declined from $14,874,000 during the first six months of 1998 to $13,945,000 during the first six month of 1997, as a result of lower investment gains recorded in 1998, partially offset by increased interest income during the 1998 period.

            The Company's effective tax rate during the first six months of 1998 was 38.9% as compared with 37.6% during the first six months of 1997. This increase was largely due to a reduction (as a percent of income before taxes) in the tax benefit on dividends paid to the Company's ESOP during the 1998 period.

            Income from continuing operations during the first six months of 1998 totalled $11,817,000 ($1.18 per share) as compared with $11,321,000 ($1.14 per share) for the first six months of 1997.

This increase was primarily attributed to lower interest expense and higher interest income during the 1998 period partially offset by larger realized capital gains on the sales of investments during the 1997 period. Excluding gains on the sales of investments in both periods, income from continuing operations for the first six months of 1998 totalled $.55 per share as compared with $.37 per share during the first six months of 1997.

            Net income declined from $14,779,000 ($1.49 per share) in the first six months of 1997 to $11,817,000 ($1.18 per share) in the 1998 first six moths, largely as a result of income from discontinued operations recorded in the first six months of 1997, primarily relating to operations which were disposed of in September 1997.

                          PART II -- OTHER INFORMATION
                          ----------------------------

Item 4.     Submission of Matters to a Vote of Security Holders
            ---------------------------------------------------

(a)   Chemed held its Annual Meeting of Shareholders on May 18, 1998.

(b) The names of each director elected at this Annual Meeting are as follows:

      Edward L. Hutton            Sandra E. Laney
      James H. Devlin             Kevin J. McNamara
      Charles H. Erhart, Jr.      John M. Mount
      Joel F. Gemunder            Timothy S. O'Toole
      Lawrence J. Gillis          D. Walter Robbins, Jr.
      Patrick P. Grace            Donald E. Saunders
      Thomas C. Hutton            Paul C. Voet
      Walter L. Krebs             George J. Walsh, III

(c) The stockholders then ratified the Board of Directors' selection of PricewaterhouseCoopers LLP as independent accountants for the Company and its consolidated subsidiaries for the year 1998: 8,796,864 votes were cast in favor of the proposal, 54,462 votes were cast against it, 65,969 votes abstained, and three were broker non-votes.

      With respect to the election of directors, the number of votes cast for each nominee was as follows:

                                             Votes          Votes
                              Votes For      Against        Withheld
                              ---------      -------        --------
      E.L. Hutton             8,732,754       29,217        155,324
      J.H. Devlin             8,759,233        2,738        155,324
      C.H. Erhart, Jr.        8,729,584       32,387        155,324
      J.F. Gemunder           8,759,683        2,288        155,324
      L.J. Gillis             8,761,305          666        155,324
      P.P. Grace              8,720,336       41,635        155,324
      T.C. Hutton             8,754,153        7,818        155,324
      W.C. Krebs              8,753,783        8,818        155,324
      S.E. Laney              8,757,745        4,226        155,324
      K.J. McNamara           8,759,890        2,081        155,324
      J.M. Mount              8,760,149        1,822        155,324
      T.S. O'Toole            8,761,971            0        155,324
      D.W. Robbins, Jr.       8,733,148       28,823        155,324
      D.E. Saunders           8,751,491       10,480        155,324
      P.C. Voet               8,757,029        4,942        155,324
      G.J. Walsh III          8,759,934        2,037        155,324

Item 5.  Other Information
         -----------------

      The Securities and Exchange commission has recently amended Rule 14a-4. For shareholder proposals to be presented at annual shareholders' meetings other than pursuant to Rule 14a-8 (i.e., which are not to be included in the registrant's proxy statement), management may exercise discretionary voting authority under proxies solicited by it for the meetings if it receives notice of such proposals less than 45 days prior to the calendar date proxy materials were mailed for the prior year's annual meeting.

      As this new provision applies to the Company, if notice of a non-Rule 14a-8 shareholder proposal to be presented at the Company's 1999 Annual Meeting of Shareholders is received by the Company after February 14, 1999, the Company may exercise discretionary voting authority under proxies solicited by it.

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

Dated:  August 12, 1998               By   Naomi C. Dallob
        ----------------------           -------------------------
                                           Naomi C. Dallob
                                           Vice President and Secretary

Dated:  August 12, 1998               By   Arthur V. Tucker, Jr.
        ----------------------           -------------------------
                                           Arthur V. Tucker, Jr.
                                           Vice President and
                                           Controller (Principal
                                           Accounting Officer)