Form 10-Q
period 1998-09-30
CHEMED CORP
filed 1998-11-12
CIK 19584

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

For Quarter Ended September 30, 1998

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


Class                   Amount                       Date

Capital Stock           9,450,582 Shares             October 31, 1998
$1 Par Value
-----------------------------------------------------------------
-----------------------------------------------------------------

                           CHEMED CORPORATION AND
                            SUBSIDIARY COMPANIES



                                    Index


                                                              Page No.

PART I.    FINANCIAL INFORMATION:

  Item 1.  Financial Statements
        Consolidated Balance Sheet -
           September 30, 1998 and
           December 31, 1997                                          3

        Consolidated Statement of Income -
           Three months and nine months ended
           September 30, 1998 and 1997                                4

        Consolidated Statement of Cash Flows
           Nine months ended
           September 30, 1998 and 1997                                5

        Notes to Unaudited Financial Statements                       6


  Item 2.  Management's Discussion and Analysis of
              Financial Condition and Results of
               Operations                                        7 - 13

PART II.   OTHER INFORMATION                                         14

PART III     EXHIBIT 11 - Computation of Earnings Per
               Share                                            15 - 16

                              PART I. FINANCIAL INFORMATION
                              Item 1. Financial Statements
                       CHEMED CORPORATION AND SUBSIDIARY COMPANIES
                               CONSOLIDATED BALANCE SHEET
                     (in thousands except share and per share data)
                                        UNAUDITED

                                                             September 30, December 31,
                                                                1998           1997
                                                             ------------  -----------
ASSETS
Current assets
   Cash and cash equivalents                                 $  50,074     $  70,958
   Accounts receivable, less allowances of $3,085
      (1997 - $2,626)                                           45,242        42,142
   Inventories                                                   9 579         8,743
   Statutory deposits                                           16,564        16,137
   Current portion of redeemable preferred stock                27,225        27,136
   Other current assets                                         11,905        12,352
                                                             ----------    ----------
        Total current assets                                   160,589       177,468
Other investments                                               28,411        40,124
Properties and equipment, at cost less accumulated depreciation
   of $42,704 (1997 - $36,179)                                  57,446        53,089
Identifiable intangible assets less accumulated amortization
   of $5,071 (1997 - $4,194)                                    13,158        13,645
Goodwill less accumulated amortization of $20,782
      (1997 - $17,677)                                         152,115       143,003
Other assets                                                    19,389        21,509
                                                             ----------    ----------
        Total Assets                                         $ 431,108     $ 448,838
                                                             ==========    ==========
LIABILITIES
Current liabilities
   Accounts payable                                          $   7,223     $   8,774
   Current portion of long-term debt                             4,485         5,313
   Income taxes                                                 13,817        12,460
   Deferred contract revenue                                    26,714        25,489
   Other current liabilities                                    37,421        42,329
                                                             ----------    ----------
        Total current liabilities                               89,660        94,365
Long-term debt                                                  82,079        83,720
Other liabilities and deferred income                           35,342        42,633
                                                             ----------    ----------
        Total Liabilities                                      207,081       220,718
                                                             ----------    ----------
STOCKHOLDERS' EQUITY
Capital stock-authorized 15,000,000 shares $1 par;
   issued 13,138,360 (1997 - 13,019,722) shares                 13,138        13,020
Paid-in capital                                                162,323       158,485
Retained earnings                                              149,232       148,680
Treasury stock - 3,194,966 (1997 - 2,942,205) shares, at cost  (97,377)      (88,063)
Unearned compensation - ESOPs                                  (21,547)      (23,959)
Deferred compensation payable in company stock                   5,217             -
Accumulated other comprehensive income                          13,041        19,957
                                                             ----------    ----------
        Total Stockholders' Equity                             224,027       228,120
                                                             ----------    ----------
        Total Liabilities and Stockholders' Equity           $ 431,108     $ 448,838
                                                             ==========    ==========

                See accompanying notes to unaudited financial statements.

                       CHEMED CORPORATION AND SUBSIDIARY COMPANIES
                            CONSOLIDATED STATEMENT OF INCOME
                                        UNAUDITED
                          (in thousands except per share data)

                                           Three Months Ended        Nine Months Ended
                                             September 30,             September 30,
                                           --------------------    ---------------------
                                             1998        1997        1998        1997
                                           --------    --------    --------    ---------
Continuing Operations
   Service revenues and sales              $ 96,517    $ 87,434    $279,872    $251,110
                                           --------    --------    --------    --------
   Cost of services provided and
      cost of goods sold                     59,822      54,303     174,059     156,610
   Selling and marketing expenses             8,785       6,289      24,228      18,419
   General and administrative expenses       19,325      19,471      58,725      55,760
   Depreciation                               2,694       2,145       7,978       6,261
                                           ---------   ---------   ---------   ---------
         Total costs and expenses            90,626      82,208     264,990     237,050
                                           ---------   ---------   ---------   ---------
   Income from operations                     5,891       5,226      14,882      14,060
   Interest expense                          (1,798)     (2,924)     (5,397)     (8,476)
   Other income, net                          3,691       1,298      17,636      16,172
                                           ---------   ---------   ---------   ---------
   Income before income taxes                 7,784       3,600      27,121      21,756
   Income taxes                              (3,092)     (1,494)    (10,612)     (8,329)
                                           ---------   ---------   ---------   ---------
   Income from continuing operations          4,692       2,106      16,509      13,427
Discontinued Operations                           -       9,702           -      13,160
                                           ---------   ---------   ---------   ---------
Net Income                                 $  4,692    $ 11,808    $ 16,509    $ 26,587
                                           =========   =========   =========   =========
Earnings Per Common Share
   Income from continuing operations       $    .47    $    .21    $   1.65    $   1.35
                                           =========   =========   =========   =========
   Net income                              $    .47    $   1.19    $   1.65    $   2.68
                                           =========   =========   =========   =========
   Average number of shares outstanding      10,003       9,937       9,999       9,931
                                           =========   =========   =========   =========

Diluted Earnings per Common Shares
   Income from continuing operations       $    .47    $    .21    $   1.64    $   1.34
                                           =========   =========   =========   =========
   Net income                              $    .47    $   1.18    $   1.64    $   2.66
                                           =========   =========   =========   =========
   Average number of shares outstanding      10,032      10,023      10,041      10,001
                                           =========   =========   =========   =========

Cash Dividends Paid Per Share              $    .53    $    .52    $   1.59    $   1.56
                                           =========   =========   =========   =========

                See accompanying notes to unaudited financial statements.

                       CHEMED CORPORATION AND SUBSIDIARY COMPANIES
                          CONSOLIDATED STATEMENT OF CASH FLOWS
                                        UNAUDITED
                                     (in thousands)

                                                                     Nine Months Ended
                                                                          September 30,
                                                                   ---------------------
                                                                      1998        1997*
                                                                   ---------   ---------
Cash Flows From Operating Activities
   Net income                                                      $ 16,509    $ 26,587
   Adjustments to reconcile net income to net cash
      provided by operating activities:
         Depreciation and amortization                               12,728      10,717
         Gains on sale of investments                               (12,258)    (12,235)
         Provision for deferred income taxes                          1,454        (222)
         Provision for uncollectible accounts receivable              1,019         330
         Discontinued operations                                          -     (13,160)
         Changes in operating assets and liabilities,
            excluding amounts acquired in business combinations
              Increase in accounts receivable                        (3,218)     (2,517)
              Increase in inventories and other current assets       (1,149)       (180)
              (Increase)/decrease in statutory deposits                (427)      2,831
              Decrease in accounts payable, deferred
                contract revenue and other current liabilities       (3,127)       (724)
              Increase in income taxes                                1,873       6,290
              Other - net                                               721         965
                                                                   ---------   ---------
      Net cash provided by continuing operations                     14,125      18,682
      Net cash provided by discontinued operations                        -       9,699
                                                                   ---------   ---------
      Net cash provided by operating activities                      14,125      28,381
                                                                   ---------   ---------

Cash Flows From Investing Activities
   Capital expenditures                                             (15,023)    (15,013)
   Business combinations, net of cash acquired                      (14,373)    (11,281)
   Proceeds from sale of investments                                 14,315      14,060
   Net proceeds/(outflows) relating to sale of discontinued
     operations                                                      (4,806)    187,278
   Investing activities of discontinued operations                        -      (5,464)
   Other-net                                                          2,607        (572)
                                                                   ---------   ---------
      Net cash provided/(used) by investing activities              (17,280)    169,008
                                                                   ---------   ---------
Cash Flows From Financing Activities
   Dividends paid                                                   (16,072)    (15,660)
   Repayment of long-term debt                                       (1,271)    (95,167)
   Proceeds from long-term debt                                           -      35,000
   Decrease in bank notes and overdrafts payable                          -      (4,865)
   Other - net                                                         (386)        770
                                                                   ---------   ---------
      Net cash used by financing activities                         (17,729)    (79,922)
                                                                   ---------   ---------
Increase/(Decrease) In Cash And Cash Equivalents                    (20,884)    117,467
Cash and cash equivalents at beginning of period                     70,958      14,028
                                                                   ---------   ---------
Cash and cash equivalents at end of period                         $ 50,074    $131,495
                                                                   =========   =========

                     * Reclassified to conform to 1998 presentation
                See accompanying notes to unaudited financial statements.

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

3. The Company had total comprehensive income of $1,122,000, $12,607,000, $9,593,000 and $19,652,000 for the three months ended September 30, 1998 and 1997 and for the nine months ended September 30, 1998 and 1997, respectively. The difference between the Company's net income and comprehensive income relates to the cumulative unrealized appreciation/depreciation on its available-for-sale securities.

Item 2.  Management's Discussion and Analysis
of Financial Condition and Results of Operations

Financial Condition
-------------------
       The decline in cash and cash equivalents from $71.0 million at December 31, 1997 to $50.1 million at September 30, 1998 is primarily due to the use of cash for business combinations and for the payments of costs relative to discontinued operations (largely a post-closing balance sheet valuation adjustment related to operations discontinued in September 1997). In accordance with a recent consensus by the Emerging Issues Task Force of the Financial Accounting Standards Board, shares of Chemed stock held in rabbi trusts are included in treasury stock at September 30, 1998. Previously these assets had been included in other assets. Additionally, the deferred compensation liability relative to these shares has been reclassified from other noncurrent liabilities at December 31, 1997 to stockholder's equity at September 30, 1998.

       The decline in other current liabilities from $42.3 million at December 31, 1997 to $37.4 million at September 30, 1998 is primarily due to the payment of liabilities relative to operations discontinued in prior years.

       Vitas Healthcare Corporation ("Vitas"), the privately held provider of hospice services to the terminally ill in which the Company carries an investment of $27 million of redeemable preferred stock, made preferred dividend payments of $499,500 and $2,116,800, on June 19 and July 15, 1998, respectively. As a result, the preferred dividends in arrears have been reduced from $2.4 million at March 31, 1998 to $1.0 million at September 30, 1998. Vitas is continuing to explore long-term financing alternatives to increase its liquidity. In connection therewith, in the second quarter of 1998, the Company extended the maturity date on its holdings of preferred stock from the fourth quarter of 1998 to April 1, 1999.
On the basis of current information, management believes the company's investment in Vitas is fully recoverable and that no impairment exists.

       At September 30, 1998 Chemed had approximately $106.2 million of unused lines of credit with various banks. Management believes its liquidity and sources of capital are satisfactory for the Company's needs in the foreseeable future.

Results of Operations
---------------------

       Sales and service revenues and operating profit from continuing operations by business segment follow (in thousands):

                        Three Months Ended          Nine Months Ended
                           September 30,              September 30,
                        -------------------         -----------------
                          1998      1997              1998     1997
                        -------   --------          ----------------
Sales and Service
     Revenues
-----------------
Roto-Rooter             $ 49,274  $ 39,041          $ 138,013$ 111,221
Patient Care              29,301    31,076             89,081   89,723
Service America           17,942    17,317             52,778   50,166
                        --------   -------          --------- --------
  Total                 $ 96,517  $ 87,434          $ 279,872$ 251,110
                        ========  ========          ========= ========

Operating Profit
----------------
Roto-Rooter             $  5,700  $  4,677          $  14,201$  11,912
Patient Care               1,636     1,545              4,363    3,983
Service America              920     1,014              2,637    2,593
                        --------  --------          ------------------
  Total                 $  8,256  $  7,236          $  21,201$  18,488
                        ========  ========          ==================

Data relating to (a) the increase in service revenues and sales and
(b) operating profit as a percent of sales and service revenues are set forth below:

                                                         Operating
                              Service Revenues          Profit as a
                                and Sales %              % of Sales
                             Increase/(Decrease)     (Operating Margin)
                             ------------------      ------------------
                               1998 vs. 1997           1998      1997
                             ------------------      ------------------
Three Months Ended September 30,
--------------------------------
Roto-Rooter                          26 %             11.6%     12.0%
Patient Care                         (6)               5.6       5.0
Service America                       4                5.1       5.9
    Total                            10                8.6       8.3

Nine Months Ended September 30,
-------------------------------
Roto-Rooter                          24 %             10.3%     10.7%
Patient Care                         (1)               4.9       4.4
Service America                       5                5.0       5.2
    Total                            11                7.6       7.4

Third Quarter 1998 versus Third Quarter 1997
----------------------------------------------

            Service revenues and sales of the Roto-Rooter segment for the third quarter of 1998 totalled $49,274,000, an increase of 26% over revenues of $39,041,000 recorded in the third quarter of 1997. Revenues of the plumbing services business and the drain cleaning business increased 35% and 13%, respectively, for the third quarter of 1998, as compared with the revenues recorded in the third quarter of 1997. These revenues accounted for 43% and 37%, respectively of Roto-Rooter's total revenues and sales during the 1998 period. Excluding businesses acquired in 1997 and 1998, revenues for the third quarter of 1998 increased 9% over revenues recorded in the 1997 period. The operating margin of the Roto-Rooter segment during the third quarter of 1998 was 11.6% as compared with 12.0% during the third quarter of 1997. This decline was attributable to a lower gross profit margin in the 1998 third quarter. The lower margin was attributable to a change in sales mix in the 1998 period as revenues of the plumbing repair business and heating, ventilating and air conditioning ("HVAC") business increased at greater rates than the sewer and drain cleaning business which carries a higher margin than plumbing and HVAC.

            Service revenues of the Patient Care segment declined 6% from $31,076,000 in the third quarter of 1997 to $29,301,000 in the third quarter of 1998. This decline was primarily due to a decline in Medicare revenues resulting from the passage of the Balanced Budget Act of 1997. The operating margin of this segment increased from 5.0% during the third quarter of 1997 to 5.6% during the third quarter of 1998 due primarily to lower branch operating expenses as a percent of revenues.

            Service revenues and sales of the Service America segment increased 4% from $17,317,000 to $17,942,000 in the third quarter of 1998. The operating margin of the Service America segment declined from 5.9% in the third quarter of 1997 to 5.1% in 1998 primarily due to increased selling and marketing expenses (as a percent of service revenues) in the 1998 quarter. The higher level of sales and marketing expenses is due to increased telemarketing costs and increased direct sales costs in the 1998 period. The stronger sales and marketing efforts in 1998 are expected to increase sales growth in the coming year.

            Income from operations increased from $5,226,000 in the third quarter of 1997 to $5,891,000 in the third quarter of 1998, primarily as a result of higher operating profit of the Roto-Rooter segment.

            Interest expense declined from $2,924,000 in the third quarter of 1997 to $1,798,000 in the third quarter of 1998, primarily due to the September 1997 reduction in the Company's long-term debt.

            Other income-net increased from $1,298,000 in the third quarter of 1997 to $3,691,000 in the third quarter of 1998 primarily due to gains on the sales of investments and higher interest income in the 1998 period. The increase in interest income was primarily due to larger balances of cash and cash equivalents during 1998.

            The Company's effective income tax rate during the third quarter of 1998 was 39.7% as compared with 41.5% during the third quarter of 1997. This decline was largely attributable to a lower effective state and local tax rate on capital gains recorded in the 1998 quarter.

            Income from continuing operations during the third quarter of 1998 totalled $4,692,000 ($.47 per share) as compared with $2,106,000 ($.21 per share) in the third quarter of 1997. This increase was attributable to gains on the sales of investments, lower interest expense and higher operating income during the 1998 period. Excluding gains from the sales of investments, income from continuing operations for the third quarter of 1998 totalled $.33 per share as compared with $.21 per share during the third quarter of 1997.

            Net income declined from $11,808,000 ($1.19 per share) in the 1997 third quarter to $4,692,000 ($.47 per share) in the 1998 third quarter, as a result of income from discontinued operations of $9,702,000 in 1997, primarily relating to the gain on the sales of operations sold in September 1997.


Nine Months Ended September 30, 1998 Versus September 30, 1997
--------------------------------------------------------------

            Service revenues and sales of the Roto-Rooter segment for the first nine months of 1998 totalled $138,013,000, an increase of 24% over revenues of $111,221,000 recorded in the first nine months of 1997. Revenues of the plumbing services business and drain cleaning business increased 32% and 12%, respectively, for the first nine months of 1998. Excluding revenues of businesses acquired in 1998 and 1997, revenues of the segment increased 10% during the first nine months of 1998. The operating margin of the Roto-Rooter segment in the first nine months of 1998 was 10.3% as compared with 10.7% during the first nine months of 1997. This decline was attributable to a lower gross profit margin in the 1998 period primarily resulting from a change in sales mix.

            Revenues of the Patient Care segment declined 1% from $89,723,000 in the first nine months of 1997 to $89,081,00 in the first nine months of 1998. Excluding the revenues of businesses acquired in 1997 and 1998, revenues for the 1998 period declined 5% in 1998 primarily from a decline in Medicare revenues resulting from the passage of the Balanced Budget Act of 1997. The operating margin of this segment was 4.4% in the first nine months of 1997, increasing to 4.9% during the first nine months of 1998. This increase was primarily attributable to lower branch operating expenses as a percent of revenues in the 1998 period.

            Service revenues and sales of the Service America segment increased 5% from $50,166,000 in the first nine months of 1997 to $52,778,000 in the first nine months of 1998. This revenue increase was driven by a 11% increase in the sales of Service America's retail business during the 1998 period. The operating margin of the Service America segment was 5.0% during the first nine months of 1998 as compared with 5.2% during the first nine months of 1997.

            Income from operations increased from $14,060,000 during the first nine months of 1997 to $14,882,000 during the comparable period of 1998. This increase was primarily a result of higher operating profit recorded by all three of the Company's segments during 1998, partially offset by higher operating costs of the Company's developing software consulting operations during 1998.

            Interest expense declined from $8,476,000 during the first nine months of 1997 to $5,397,000 during the first nine months of 1998, largely as a result of the reduction of the Company's long-term debt.

            Other income-net increased from $16,172,000 during the first nine months of 1998 to $17,636,000 during the first nine month of 1997, primarily due to higher interest income during the 1998 period.

            The Company's effective tax rate during the first nine months of 1998 was 39.1% as compared with 38.3% during the first nine months of 1997.

            Income from continuing operations during the first nine months of 1998 totalled $16,509,000 ($1.65 per share) as compared with $13,427,000 ($1.35 per share) for the first nine months of 1997. Excluding gains on the sales of investments in both periods, income from continuing operations for the first nine months of 1998 totalled $.88 per share as compared with $.58 per share during the first nine months of 1997.

            Net income declined from $26,587,000 ($2.68 per share) in the first nine months of 1997 to $16,509,000 ($1.65 per share) in the first nine months of 1998, largely as a result of gains on the sales of discontinued operations sold in September 1997.


Year 2000 Update
----------------

            The Company's Year 2000 Project ("Project") addressed the issue of computer systems and hardware being unable to distinguish between the year 1900 and the year 2000.

            Mission-critical systems of the Roto-Rooter and Service America segments are currently Year 2000 ("Y2K") ready as are the majority of Patient Care's internal systems. It is anticipated that the remainder of Patient Care's systems will be Y2K ready by mid-
1999.   Systems currently not Y2K ready are being upgraded or
replaced by software developed in house and in some instances by installing upgrades of off-the-shelf software. Critical systems at the Company's administrative headquarters are believed to be Y2K ready. Verification of that readiness will be performed during the next six months.

            To date expenditures for the Project have not been material and it is anticipated that future expenditures for Y2K issues will be immaterial.

            As part of the Project, the Company is contacting its major trading partners to ascertain that their systems are Y2K ready or will be ready within an acceptable time frame. This portion of the Project is in the beginning stages and not all trading partners have been contacted or have responded. A significant portion of the Patient Care segment's revenues (approximately 60%) are either directly or indirectly dependent upon the electronic processing of Medicare and Medicaid claims through fiscal intermediaries of the Health Care Financing Administration ("HCFA"). The Medicare intermediaries have modified their systems to be Y2K ready and anticipate implementing those systems January 1, 1999. In the past, Medicaid intermediaries have followed the lead of the Medicare intermediaries. During 1998, Medicaid intermediaries orally represented that their systems will be Y2K ready prior to January 1, 2000. Patient Care is also contacting its other major customers to determine their state of Y2K readiness.

            Should the fiscal intermediaries, HCFA or Patient Care's major customers fail to become Y2K ready on a timely basis, Patient Care could experience a significant slowing of the processing and payment of a significant portion of its revenues.

            The Company's operations have commenced development of formalized contingency plans to continue operations should they experience the failure of their systems (or should its major trading partners experience such a failure) due to Y2K issues. Such plans include the manual and/ or semi-manual processing of transactions. It is anticipated that the finalization of contingency plans will be completed during 1999 after internal systems have been upgraded and major trading partners have responded to Company inquiries.

            While the Company currently anticipates its mission-critical systems will continue to operate after December 31, 1999, there can be no assurance that the failure of systems outside its control or immediate sphere of influence will not materially impact its operations.


Safe Harbor Statement under the Private Securities Litigation
Reform Act of 1995 Regarding Forward-Looking Information
-------------------------------------------------------------

            This report contains forward-looking statements which are subject to certain risks and uncertainties that could cause actual results to differ materially from these statements and trends. Such factors include, but are not limited to: the state of Y2K readiness of the Company's key trading partners; the ability of its Patient Care operation to successfully implement the remaining Y2K changes to its internal systems; and the successful development of a Y2K contingency plan. The Company's ability to deal with the unknown outcomes of these events may impact the reliability of its projections of Y2K readiness.

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

Dated:  November 12, 1998            By   Naomi C. Dallob
        ----------------------          -------------------------
                                          Naomi C. Dallob
                                          Vice President and Secretary


Dated:  November 12, 1998            By   Arthur V. Tucker, Jr.
        ----------------------          -------------------------
                                          Arthur V. Tucker, Jr.
                                          Vice President and
                                          Controller (Principal
                                          Accounting Officer)