Form 10-K405
period 1998-12-31
CHEMED CORP
filed 1999-03-25
CIK 19584

--------------------------------------------------------------------------------


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ----------------------


                                    FORM 10-K

[X]             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1998

                                       or

[ ]         Transition Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

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
                                             ---    ---

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X
          ---

    The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing price of said stock on the New York Stock Exchange -Composite Transaction Listing on March 18, 1999 ($28.25 per share), was $291,165,150.

     At March 18, 1999, 10,602,225 shares of Chemed Corporation Capital Stock (par value $1 per share) were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

         DOCUMENT                                             WHERE INCORPORATED
         --------                                             ------------------

1998 Annual Report to Stockholders (Specified Portions)       Parts I, II and IV
Proxy Statement for Annual Meeting                            Part III
to be held May 17, 1999.

                               CHEMED CORPORATION

                          1998 FORM 10-K ANNUAL REPORT

                                TABLE OF CONTENTS


                                                                          PAGE

                                     PART I

Item 1.  Business............................................................. 1
Item 2.  Properties........................................................... 5
Item 3.  Legal Proceedings.................................................... 8
Item 4.  Submission of Matters to a Vote of Security Holders.................. 8
 --      Executive Officers of the Registrant................................. 8


                                     PART II

Item 5.  Market for the Registrant's Common Equity and Related
         Stockholder Matters.................................................. 9
Item 6.  Selected Financial Data..............................................10
Item 7.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations..................................10
Item 8.  Financial Statements and Supplementary Data..........................10
Item 9.  Changes in and Disagreements with Accountants on
         Accounting and Financial Disclosure..................................10


                                    PART III

Item 10. Directors and Executive Officers of the Registrant...................10
Item 11. Executive Compensation...............................................11
Item 12. Security Ownership of Certain Beneficial Owners and
         Management...........................................................11
Item 13. Certain Relationships and Related Transactions.......................11


                                     PART IV

Item 14. Exhibits, Financial Statement Schedule and Reports
         on Form 8-K..........................................................11

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

       On December 31, 1986, the Company completed the sale of substantially all of the business and assets of Vestal Laboratories, Inc., a wholly owned subsidiary. The Company received cash payments aggregating approximately $67.4 million over the four-year period following the closing, the substantial portion of which was received on December 31, 1986.

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

       Effective September 30, 1997, the Company completed a merger between its 81-percent-owned subsidiary, National Sanitary Supply Company, and a wholly owned subsidiary of Unisource Worldwide, Inc. for $21.00 per share, with total payments of $138.3 million.

       The Company now conducts its business operations in three segments:
Roto-Rooter Group ("Roto-Rooter"), Patient Care and Service America Systems, Inc. ("Service America").


FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

       The required segment and geographic data for the Company's continuing operations (as described below) for the three years ended December 31, 1996, 1997 and 1998, are shown in the "Segment Data" on pages 26 and 27 of the 1998 Annual Report to Stockholders and are incorporated herein by reference.

DESCRIPTION OF BUSINESS BY SEGMENT

       The information called for by this item is included within Note 1 of the Notes to Financial Statements appearing on page 17 of the 1998 Annual Report to Stockholders and is incorporated herein by reference.

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

RAW MATERIALS

       The principal raw materials needed for Chemed's United States manufacturing operations are purchased from United States sources. No segment of Chemed experienced any material raw material shortages during 1998, although such shortages may occur in the future. Products manufactured and sold by Chemed's active business segments generally may be reformulated to avoid the adverse impact of a specific raw material shortage.

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

       Patient Care's activities are subject to various federal and state laws and regulations. Changes in the law, new interpretations of existing laws, or changes in payment methodology, may have a dramatic effect on the definition of permissible or impermissible activities, the relative costs associated with doing business and the amount of reimbursement by both government and other third-party payors. In addition to specific legislative and regulatory influences, efforts to reduce the growth of the federal budget and the Medicare and the Medicaid programs have resulted in enactment of the Balanced Budget Act of 1997. This law contains several provisions affecting Medicare payment for the coverage of home healthcare services which directly or indirectly, together with Medicaid payments, accounted for 80 percent of Patient Care's net revenue in 1998. Certain of these provisions could have an adverse effect on Patient Care. In addition, state legislatures periodically consider various healthcare reform proposals. Congress and state legislatures can be expected to continue and review and assess alternative healthcare delivery systems and payment methodologies, and public debate of these issues can be expected to continue in the future. The ultimate timing or effect of such additional legislative efforts cannot be predicted and may impact Patient Care in different ways. No assurance can be given that any such efforts will not have a material adverse effect on Patient Care.

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

       In connection with the sale of DuBois to the Diversey Corporation, the Company contractually assumed for a period of ten years the estimated liability for potential environmental cleanup and related costs arising from the sale of DuBois up to a maximum of $25,500,000. The Company had accrued $15,500,000 with respect to these potential liabilities. Based upon an updated assessment of the Company's environmental-related liability by the Company's environmental adviser, this accrual was reduced in 1998 and now has a balance of $4,200,000. Prior to the sale of DuBois, DuBois had been designated as a Potentially Responsible Party ("PRP") at fourteen Superfund sites by the U.S. Environmental Protection Agency ("USEPA"). With respect to all of these sites, the Company has been unable to locate any records indicating it disposed of waste of any kind at such sites. Nevertheless, it settled claims at five such sites at minimal cost. In addition, because there was a number of other financially responsible companies designated as PRPs relative to these sites, management believes that it is unlikely that such actions will have a material effect on the Company's financial condition or results of operations. With respect to one of these sites, the Company's involvement is based on the location of one of its manufacturing plants. Currently, the USEPA and the state governmental agency are attempting to resolve jurisdictional issues, and action against PRPs is not proceeding.

       Chemed, to the best of its knowledge, is currently in compliance in all material respects with the environmental laws and regulations affecting its operations. Such environmental laws, regulations and enforcement proceedings have not required Chemed to make material increases in or modifications to its capital expenditures and they have not had a material adverse effect on sales or net income. Capital expenditures for the purposes of complying with environmental laws and regulations during 1999 and 2000 with respect to continuing operations are not expected to be material in amount; there can be no assurance, however, that presently unforeseen legislative or enforcement actions will not require additional expenditures.

EMPLOYEES

       On December 31, 1998, Chemed had a total of 7,671 employees; 7,622 were located in the United States and 49 were in Canada.

ITEM 2.     PROPERTIES

       Chemed has plants and offices in various locations in the United States and Canada. The major facilities operated by Chemed are listed below by industry segment. All "owned" property is held in fee and is not subject to any major encumbrance. Except as otherwise shown, the leases have terms ranging from one year to nine years. Management does not foresee any difficulty in renewing or replacing the remainder of its current leases. Chemed considers all of its major operating properties to be maintained in good operating condition and to be generally adequate for present and anticipated needs.



    Location                         Type                                     Owned                        Leased
    --------                         ----                                     -----                        ------

                                                   ROTO-ROOTER GROUP

Cincinnati, OH (1)            Office and service                            22,000 sq. ft.              28,000 sq. ft.
                              facilities

West Des Moines,              Office, manufacturing and                     29,000 sq. ft.                 --
IA                            distribution center facilities

Northeastern                  Office and service                            27,000 sq. ft.              67,000 sq. ft.
U.S. Area (2)                 facilities

Central U.S.                  Office and service                            17,000 sq. ft.              39,000 sq. ft.
Area (3)                      facilities

Mid-Atlantic                  Office and service                            18,000 sq. ft.              24,000 sq. ft.
U.S. Area (4)                 facilities

Midwestern U.S.               Office and service                            10,000 sq. ft.              28,000 sq. ft.
Area (5)                      facilities

Southeastern U.S.             Office and service                            22,000 sq. ft.              36,000 sq. ft.
Area (6)                      facilities

Western U.S.                  Office and service                            19,000 sq. ft.              84,000 sq. ft.
Area (7)                      facilities

Canada (8)                    Office and service                                --                      11,000 sq. ft.
                              facilities

                                                     PATIENT CARE

New Jersey (9)                Office                                            --                      58,000 sq. ft.

Connecticut (10)              Office                                            --                      42,000 sq. ft.

New York (11)                 Office                                            --                      41,000 sq. ft.

Louisville, KY                Office                                            --                       4,000 sq. ft.

Illinois (12)                 Office                                            --                       1,000 sq. ft.

Ohio (13)                     Office                                            --                       3,000 sq. ft.

                                                    SERVICE AMERICA

Florida (14)                  Office and service                            46,000 sq. ft.              48,000 sq. ft.
                              facilities




    Location                         Type                                      Owned                        Leased
    --------                         ----                                      -----                        ------

Arizona (15)                  Office and service                                 --                    11,000 sq. ft.
                              facilities

                                                       CORPORATE

Cincinnati, OH (16)           Corporate offices and                              --                    47,000 sq. ft.
                              related facilities



(1)     Includes 6,000 square feet that formerly housed a service facility.

(2) Comprising locations in Stoughton, Springfield, West Springfield and Woburn, Massachusetts; West Stratford, Groton, Bloomfield, and Unionville, Connecticut; Buffalo, West Seneca, Staten Island, Rochester, Farmingdale and Hawthorne, New York; and Cranston, Rhode Island.

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

(5) Comprising locations in Cleveland and Columbus, Ohio; Indianapolis, Indiana; and Pittsburgh and Wilmerding, Pennsylvania.

(6) Comprising locations in Jacksonville, Longwood, Miami, Orlando, Tampa and Ft. Lauderdale, Florida; Raleigh/Durham, North Carolina; and Virginia Beach, Virginia.

(7) Comprising locations in Houston, San Antonio and Austin, Texas; Addison, Schaumburg and Posen, Illinois; Commerce City, Colorado; Honolulu, Hawaii; Minneapolis, St. Paul and Oakdale, Minnesota; Tacoma, Washington; and Fresno and Menlo Park, California.

(8) Comprising locations in Port Coquitlam, British Columbia; and Winnipeg, Manitoba.

(9) Comprising locations in Princeton, Jersey City, Ridgewood, Montclair, Westfield, and West Orange, New Jersey.

(10) Comprising locations in Greenwich, Madison, Naugatuck, Newington, Norwalk, New Haven, Stratford, Bridgeport and Danbury, Connecticut.

(11) Comprising locations in Brooklyn, Manhattan, Queens, Bronx and Staten Island, New York.

(12)    Comprising locations in Chicago and Lincolnshire, Illinois.

(13)     Comprising locations in Columbus and Mt. Vernon, Ohio.

(14) Comprising locations in Pompano Beach, Miami, Fort Myers, St. Petersburg, Orlando, West Palm Beach, Deerfield Beach and Delray Beach, Florida.

(15)     Comprising locations in Phoenix and Tucson, Arizona.

(16) Excludes 88,000 square feet in current Cincinnati, Ohio office facilities that are sublet to outside parties - portions of this space may revert to the Company beginning in 2000. Includes 38,000 square feet leased for the Company's corporate office facilities.

ITEM 3.  LEGAL PROCEEDINGS

            On November 9, 1998, Paul Voet, who is an Executive Vice President and a director of the Company, filed a lawsuit against the Company in the Court of Common Pleas, Hamilton County, Ohio, in connection with the Company's sale of its majority owned subsidiary, National Sanitary Supply Company, alleging that the Company breached his employment agreement due to a material reduction in his title, authority or responsibility. Mr. Voet is seeking a money judgment in the principal amount of $6 million. The Company disputes these claims and believes that the disposition of this matter will not have a material effect on the financial position of the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

            None.

EXECUTIVE OFFICERS OF THE COMPANY



       Name        Age            Office                                 First Elected
------------------ --- -------------------------------------------- ------------------------

Edward L. Hutton   79        Chairman and Chief Executive Officer       November 3, 1993 (1)
Kevin J. McNamara  45        President                                  August 2, 1994 (2)
Paul C. Voet       52        Executive Vice President                   May 20, 1991 (3)
Timothy S. O'Toole 43        Executive Vice President and               May 18, 1992 (4)
                                Treasurer
Sandra E. Laney    55        Senior Vice President and Chief            November 3, 1993 (5)
                                Administrative Officer
Arthur V. Tucker,  49        Vice President and Controller              May 20, 1991 (6)
Jr.



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

       Each executive officer holds office until the annual election at the next annual organizational meeting of the Board of Directors of the Company which is scheduled to be held on May 17, 1999.

                                     PART II

ITEM 5.    MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
           MATTERS.

       The Company's Capital Stock (par value $1 per share) is traded on the New York Stock Exchange under the symbol CHE. The range of the high and low sale prices on the New York Stock Exchange and dividends paid per share for each quarter of 1997 and 1998 are set forth below.



                                     Closing
                                     -------
                                                               Dividends Paid
                                      High            Low        Per Share
                -------------------------------------------------------------

                1998

                First Quarter       $42-5/16       $38             $.53
                Second Quarter       41-1/4         32-9/16         .53
                Third Quarter        34-11/16       25-9/16         .53
                Fourth Quarter       34-7/8         28-1/8          .53

                1997

                First Quarter       $37-1/2        $35-1/2         $.52
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

         As of March 18, 1999, there were approximately 5,167 stockholders of record of the Company's Capital Stock. This number only includes stockholders of record and does not include stockholders with shares beneficially held for them in nominee name or within clearinghouse positions of brokers, banks or other institutions.

ITEM 6.  SELECTED FINANCIAL DATA.

         The information called for by this Item for the five years ended December 31, 1998 is set forth on pages 28 and 29 of the 1998 Annual Report to Stockholders and is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         The information called for by this Item is set forth on pages 32 through 35 of the 1998 Annual Report to Stockholders and is incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         The consolidated financial statements, together with the report thereon of PricewaterhouseCoopers LLP dated February 2, 1999, appearing on pages 11 through 27 of the 1998 Annual Report to Stockholders, along with the Supplementary Data (Unaudited Summary of Quarterly Results) appearing on page 31, are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         The directors of the Company are:

                  Edward L. Hutton                                     Walter L. Krebs
                  James H. Devlin                                      Sandra E. Laney
                  Charles H. Erhart, Jr.                               Kevin J. McNamara
                  Joel F. Gemunder                                     John M. Mount
                  Lawrence J. Gillis                                   Timothy S. O'Toole
                  Patrick P. Grace                                     Donald E. Saunders
                  Thomas C. Hutton                                     Paul C. Voet
                                                                       George J. Walsh III


         Except with respect to Mr. Gillis, the additional information required under this Item with respect to the directors and executive officers is set forth in the Company's 1999 Proxy Statement and in Part I hereof under the caption "Executive Officers of the Registrant" and is incorporated herein by reference. Mr. Gillis is a Vice President of the Company and has held this position since November 1996. He is also the Chairman of the Roto-Rooter Group and has held this position since January 1999. Previously, he was President and Chief Operating Officer of Roto-Rooter Services Company from October 1994 to January 1999. He was Senior Vice President-Operations of Roto-Rooter Services Company from February 1991 to October 1994.

ITEM 11. EXECUTIVE COMPENSATION.

         Information required under this Item is set forth in the Company's 1999 Proxy Statement, which is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         Information required under this Item is set forth in the Company's 1999 Proxy Statement, which is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         Information required under this Item is set forth in the Company's 1999 Proxy Statement, which is incorporated herein by reference.

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

   10.4        1981 Stock Incentive Plan, as amended through May 20, 1991.*,**

   10.5        1983 Incentive Stock Option Plan, as amended through May 20,
               1991.*,**

   10.6        1986 Stock Incentive Plan, as amended through May 20, 1991.*,**

   10.7        1988 Stock Incentive Plan, as amended through May 20, 1991.*,**

   10.8        1993 Stock Incentive Plan.*,**

   10.9        1995 Stock Incentive Plan.*,**

   10.10       1997 Stock Incentive Plan.*,**

   10.11       Directors Emeriti Plan.*,**

   10.12       Employment Contracts with Executives.*,**

   10.13       Amendment to Employment Contracts with Executives.**

   10.15       Split Dollar Agreement with Executives.*,**

   10.16       Split Dollar Agreement with Edward L. Hutton.*,**

   10.17       Split Dollar Agreement with Paul C. Voet.*,**

   10.18       Amendment No. 7 to Employment Agreement with Edward L.
               Hutton.*,**

   10.19 Excess Benefits Plan, as restated and amended, effective April 1, 1997.*,**

   10.20       Non-Employee Directors' Deferred Compensation Plan.*,**

   10.21 Stock Purchase Agreement by and Among Banta Corporation, Chemed Corporation and OCR Holding Company as of September 24, 1997.*

   10.22       Amendment No. 3 to Employment Contract with James H. Devlin.*,**

   10.23       Employment Contracts with John M. Mount and Walter L. Krebs.*,**

   10.24       Employment Contract with Lawrence J. Gillis.*,**

   10.25       Chemed/Roto-Rooter Savings & Retirement Plan, effective
               January 1, 1999.

   10.26       1st Amendment to Split Dollar Agreement with Executives.**

   10.27       Split Dollar Agreement - II with James H. Devlin.**

   10.28       Split Dollar Agreement with Sandra E. Laney.**

   13.         1998 Annual Report to Stockholders.

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

FINANCIAL STATEMENT SCHEDULE

       See Index to Financial Statements and Financial Statement Schedule on page S-1.

REPORTS ON FORM 8-K

       No reports on Form 8-K were filed during the quarter ended December 31, 1998.

                                   SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       CHEMED CORPORATION

March 25, 1999                         By /s/ Edward L. Hutton
                                          ------------------------------------
                                          Edward L. Hutton
                                          Chairman and Chief Executive Officer

       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



      Signature                                  Title                                             Date
      ---------                                  -----                                             ----
/S/ EDWARD L. HUTTON                    Chairman and Chief                                 --------
Edward L. Hutton                        Executive Officer and a                                    |
                                        Director (Principal                                        |
                                        Executive Officer)                                         |
                                                                                                   |
/S/ TIMOTHY S. O'TOOLE                  Executive Vice President                                   |
Timothy S. O'Toole                      and Treasurer and a                                        |
                                        Director                                                   |
                                        (Principal Financial                                       |
                                        Officer)                                                   |
                                                                                                   |
/S/ ARTHUR V.TUCKER, JR.                Vice President and                                         | March 25, 1999
Arthur V. Tucker, Jr.                   Controller                                                 |
                                        (Principal Accounting                                      |
                                        Officer)                                                   |
                                                                          --------                 |
James H. Devlin*                        Walter L. Krebs*                         |                 |
Charles H. Erhart, Jr.*                 Sandra E. Laney*                         |                 |
Joel F. Gemunder                        Kevin J. McNamara*                       |                 |
Lawrence J. Gillis*                     John M. Mount*                           |--Directors      |
Patrick P. Grace*                       Donald E. Saunders*                      |                 |
Thomas C. Hutton*                       Paul C. Voet*                            |                 |
                                        George J. Walsh III*                     |                 |
                                                                          --------          --------



---------------------

* Naomi C. Dallob by signing her name hereto signs this document on behalf of each of the persons indicated above pursuant to powers of attorney duly executed by such persons and filed with the Securities and Exchange Commission.

   March 25, 1999                                  /s/ Naomi C. Dallob
   --------------                                  -----------------------------
       Date                                        Naomi C. Dallob
                                                   (Attorney-in-Fact)

                   CHEMED CORPORATION AND SUBSIDIARY COMPANIES

         INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

                               1996, 1997 AND 1998

CHEMED CORPORATION CONSOLIDATED FINANCIAL                          PAGE(S)
  STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

    Report of Independent Accountants............................... 11*
    Statement of Accounting Policies.................................12*
    Consolidated Statement of Income.................................13*
    Consolidated Balance Sheet.......................................14*
    Consolidated Statement of Cash Flows.............................15*
    Consolidated Statement of Changes in Stockholders' Equity........16*
    Consolidated Statement of Comprehensive Income...................16*
    Notes to Financial Statements....................................17-25*
    Segment Data.....................................................26-27*

    Report of Independent Accountants on Financial Statement
      Schedule.......................................................S-2
    Schedule II -- Valuation and Qualifying Accounts.................S-3-S-4










* Indicates page numbers in Chemed Corporation 1998 Annual Report to
  Stockholders.

---------------------------

    The consolidated financial statements of Chemed Corporation listed above, appearing in the 1998 Annual Report to Stockholders, are incorporated herein by reference. The Financial Statement Schedule should be read in conjunction with the consolidated financial statements listed above. Schedules not included have been omitted because they are not applicable or the required information is shown in the financial statements or notes thereto as listed above.

                      REPORT OF INDEPENDENT ACCOUNTANTS ON
                          FINANCIAL STATEMENT SCHEDULE


To the Board of Directors
of Chemed Corporation

Our audits of the consolidated financial statements referred to in our report dated February 2, 1999 appearing on page 11 of the 1998 Annual Report to Stockholders of Chemed Corporation (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the Financial Statement Schedule listed in Item 14 of this Form 10-K. In our opinion, the Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.





/s/ PricewaterhouseCoopers LLP
------------------------------
PRICEWATERHOUSECOOPERS LLP

Cincinnati, Ohio
February 2, 1999



                                                                    SCHEDULE II

                   CHEMED CORPORATION AND SUBSIDIARY COMPANIES
                      VALUATION AND QUALIFYING ACCOUNTS (a)
                                 (in thousands)
                                     Dr/(Cr)
                                                              Additions
                                                -------------------------------------

                                                (Charged)    (Charged)     Applicable
                                                 Credited     Credited         to
                                  Balance at     to Costs     to Other      Companies                   Balance
                                   Beginning        and       Accounts      Acquired      Deductions     at End
Description                        of Period      Expenses       (b)        in Period        (c)       of Period
----------------------------------------------------------------------------------------------------------------

Allowances for doubtful
accounts (d)

     For the year 1998.........     $ (2,626)     $(2,452)     $   -        $    (15)     $(1,492)     $ (3,601)
                                    =========     ========     ========     =========     ========     =========

     For the year 1997.........     $ (1,583)     $  (702)     $   -        $   (974)     $    633     $ (2,626)
                                    =========     ========     ========     =========     ========     =========

     For the year 1996.........     $ (1,496)     $  (877)     $    (78)    $    (16)     $    884     $ (1,583)
                                    =========     ========     ========     =========     ========     =========

   Allowances for doubtful
   accounts - notes
   receivable (e)

     For the year 1998.........     $    (23)     $   -        $   -        $   -         $    -       $    (23)
                                    =========     ========     ========     =========     ========     =========

     For the year 1997.........     $   (120)     $   -        $   -        $   -         $     97     $    (23)
                                    =========     ========     ========     =========     ========     =========

     For the year 1996.........     $   (247)     $     8      $     78     $   -         $     41     $   (120)
                                    =========     ========     ========     =========     ========     =========

   Valuation allowance for
   available-for-sale securities

     For the year 1998.........     $  30,705     $   -        $  2,290     $   -         $(12,589)    $ 20,406
                                    =========     ========     ========     =========     =========    ========

     For the year 1997.........     $  40,096     $   -        $  2,844     $   -         $(12,235)    $ 30,705
                                    =========     ========     ========     =========     =========    ========

     For the year 1996.........     $  56,030     $   -        $ 12,232     $   -         $(28,166)    $ 40,096
                                    =========     ========     ========     =========     =========    ========

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

10.6             1986 Stock Incentive Plan, as                      Form 10-K                    9
                 amended through May 20, 1991                       3/27/92

10.7             1988 Stock Incentive Plan, as                      Form 10-K                    10
                 amended through May 20, 1991                       3/27/92

10.8             1993 Stock Incentive Plan                          Form 10-K                    10.8
                                                                    3/29/94

10.9             1995 Stock Incentive Plan                          Form 10-K                    10.14
                                                                    3/28/96

10.10            1997 Stock Incentive Plan                          Form 10-K                    10.10
                                                                    3/27/98



                                                                                Page Number
                                                                                     or
                                                                         Incorporation by Reference
                                                                  ---------------------------------------

Exhibit                                                            File No. and                 Previous
Number                                                             Filing Date                Exhibit No.
------                                                             -----------                -----------

10.11            Directors Emeriti Plan                             Form 10-Q                    10.12
                                                                    5/12/88

10.12            Employee Contracts with                            Form 10-K                    10.13
                 Executives                                         3/28/89

10.13            Amendment to Employment
                 Contracts with Executives                              *

10.15            Split Dollar Agreements                            Form 10-K                    10.16
                                                                    3/28/96

10.16            Split Dollar Agreement with                        Form 10-K                    10.17
                 Edward L. Hutton                                   3/28/96

10.17            Split Dollar Agreement with                        Form 10-K                    10.18
                 Paul C. Voet                                       3/28/96

10.18            Amendment No. 7 to Employment                      Form 10-K                    10.18
                 Agreement with Edward L. Hutton                    3/27/97

10.19            Excess Benefits Plan, as restated                  Form 10-K                    10.9
                 and amended, effective April 1,                    3/27/98
                 1997

10.20            Non-Employee Directors' Deferred                   Form 10-K                    10.10
                 Compensation Plan                                  3/24/88

10.21            Stock Purchase Plan by and                         Form 8-K                     1
                 among Banta Corporation, Chemed                    10/13/97
                 Corporation and OCR Holding
                 Company

10.22            Amendment No. 3 to Employment                      Form 10-K                    10.22
                 Contract with James H. Devlin                      3/27/98

10.23            Employment Contracts with John                     Form 10-K                    10.23
                 M. Mount and Walter L. Krebs                       3/27/98

10.24            Employment Contract with Lawrence                  Form 10-K                    10.24
                 J. Gillis                                          3/27/98

10.25            Chemed/Roto-Rooter Savings &                          *
                 Retirement Plan, effective
                 January 1, 1999

                                       2


                                                                                Page Number
                                                                                     or
                                                                         Incorporation by Reference
                                                                  ---------------------------------------

Exhibit                                                            File No. and                 Previous
Number                                                             Filing Date                Exhibit No.
------                                                             -----------                -----------

10.26            1st Amendment to Split Dollar                           *
                 Agreement with Executives

10.27            Split Dollar Agreement - II                             *
                 with James H. Devlin

10.28            Split Dollar Agreement with                             *
                 Sandra E. Laney

13               1998 Annual Report to Stockholders                      *

21               Subsidiaries of Chemed Corporation                      *

23               Consent of Independent Accountants                      *

24               Powers of Attorney                                      *

27               Financial Data Schedule                                 +


------------------

* Filed herewith.

+ Not filed herewith.