Form 10-Q
period 1999-03-31
CHEMED CORP
filed 1999-05-10
CIK 19584

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

For Quarter Ended March 31, 1999

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

Class                   Amount                       Date

Capital Stock           10,453,612 Shares            April 30, 1999
$1 Par Value
------------------------------------------------------------------
------------------------------------------------------------------

                            CHEMED CORPORATION AND
                             SUBSIDIARY COMPANIES



                                     Index


                                                               Page No.

PART I.    FINANCIAL INFORMATION:

   Item 1.  Financial Statements
         Consolidated Balance Sheet -
           March 31, 1999 and
           December 31, 1998                                           3

         Consolidated Statement of Income -
           Three months ended
           March 31, 1999 and 1998                                     4

         Consolidated Statement of Cash Flows -
           Three months ended
           March 31, 1999 and 1998                                     5

         Notes to Unaudited Financial Statements                       6


   Item 2.  Management's Discussion and Analysis of
              Financial Condition and Results of
               Operations                                         7 - 11

PART II.   OTHER INFORMATION                                          12

                               PART I. FINANCIAL INFORMATION
                               Item 1. Financial Statements
                        CHEMED CORPORATION AND SUBSIDIARY COMPANIES
                                CONSOLIDATED BALANCE SHEET
                      (in thousands except share and per share data)
                                         UNAUDITED

                                                                  March 31,    December 31,
                                                                    1999          1998
                                                                 ----------    ----------
ASSETS
Current assets
   Cash and cash equivalents                                     $   33,580   $   41,358
   Accounts receivable, less allowances of $3,422
      (1998 - $3,601)                                                50,636       45,260
   Inventories                                                        9,910        9,828
   Statutory deposits                                                16,821       16,698
   Other current assets                                              12,508       11,487
                                                                 ----------   ----------
         Total current assets                                       123,455      124,631
Other investments                                                    41,824       55,778
Properties and equipment, at cost less accumulated
   depreciation of $46,925 (1998 - $44,450)                          63,250       61,721
Identifiable intangible assets less accumulated
   amortization of $5,671 (1998 - $5,369)                            12,883       12,960
Goodwill less accumulated amortization of $23,018
   (1998 - $21,879)                                                 157,728      155,965
Other assets                                                         23,207       18,649
                                                                 ----------   ----------
         Total Assets                                            $  422,347   $  429,704
                                                                 ==========   ==========
LIABILITIES
Current liabilities
   Accounts payable                                              $    9,128   $   10,318
   Current portion of long-term debt                                  2,863        4,393
   Income taxes                                                      15,646       12,563
   Deferred contract revenue                                         27,188       26,571
   Other current liabilities                                         35,805       37,253
                                                                 ----------   ----------
         Total current liabilities                                   90,630       91,098
Long-term debt                                                       81,063       80,407
Other liabilities                                                    34,247       34,843
                                                                 ----------   ----------
         Total Liabilities                                          205,940      206,348
                                                                 ----------   ----------
STOCKHOLDERS' EQUITY
Capital stock-authorized 15,000,000 shares $1 par;
   issued 13,661,997 shares (1998 - 13,605,481 shares)               13,662       13,605
Paid-in capital                                                     164,191      162,252
Retained earnings                                                   146,733      146,961
Treasury stock - 3,207,941 shares
  (1998 - 3,190,757 shares), at cost                                (97,770)     (97,237)
Unearned compensation                                               (21,331)     (20,558)
Deferred compensation payable in company stock                        5,151        5,071
Accumulated other comprehensive income                                5,771       13,262
                                                                 ----------   ----------
         Total Stockholders' Equity                                 216,407      223,356
                                                                 ----------   ----------
         Total Liabilities and Stockholders' Equity              $  422,347   $  429,704
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

                        CHEMED CORPORATION AND SUBSIDIARY COMPANIES
                             CONSOLIDATED STATEMENT OF INCOME
                                         UNAUDITED
                           (in thousands except per share data)

                                                                   Three Months Ended
                                                                        March 31,
                                                                 -----------------------
                                                                    1999         1998
                                                                 ---------    ---------
Service revenues and sales                                       $104,079     $ 88,412
                                                                 ---------    ---------
Cost of services provided and cost of goods sold                   64,008       55,876
Selling and marketing expenses                                      9,766        7,127
General and administrative expenses                                21,483       19,060
Depreciation                                                        3,030        2,604
                                                                 ---------    ---------
         Total costs and expenses                                  98,287       84,667
                                                                 ---------    ---------
Income from operations                                              5,792        3,745
Interest expense                                                   (1,594)      (1,758)
Other income - net                                                  4,609        8,333
                                                                 ---------    ---------
Income before income taxes                                          8,807       10,320
Income taxes                                                       (3,452)      (4,069)
                                                                 ---------    ---------
Net Income                                                       $  5,355     $  6,251
                                                                 =========    =========


Earnings Per Common Share

         Net income                                              $    .51     $    .63
                                                                 =========    =========
         Average number of shares outstanding                      10,471        9,989
                                                                 =========    =========

Diluted Earnings Per Common Share

         Net income                                              $    .51     $    .63
                                                                 =========    =========
         Average number of shares outstanding                      10,516       10,090
                                                                 =========    =========

Cash Dividends Paid Per Share                                    $    .53     $    .53
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

                        CHEMED CORPORATION AND SUBSIDIARY COMPANIES
                           CONSOLIDATED STATEMENT OF CASH FLOWS
                                         UNAUDITED
                                      (in thousands)

                                                                   Three Months Ended
                                                                        March 31,
                                                                 -----------------------
                                                                    1999         1998*
                                                                 ---------    ---------
Cash Flows From Operating Activities
      Net income                                                 $   5,355    $ 6,251
      Adjustments to reconcile net income to net cash
         provided by operating activities:
               Gains on sale of investments                         (3,068)    (6,163)
               Depreciation and amortization                         4,794      4,771
               Provision for uncollectible accounts receivable          93        276
               Provision for deferred income taxes                     (24)       547
               Changes in operating assets and liabilities,
                 excluding amounts acquired in business
                 combinations
                  Increase in accounts receivable                   (5,119)      (619)
                  Increase in inventories and other current
                    assets                                          (1,020)      (398)
                  (Increase)/decrease in statutory deposits           (123)      (140)
                  Increase/(decrease) in accounts payable,
                    deferred contract revenue and other
                    current liabilities                                869        478
                   Increase in income taxes                          3,333      3,368
               Other - net                                            (603)      (506)
                                                                 ---------    ---------
         Net cash provided by operating activities                   4,487      7,865
                                                                 ---------    ---------

Cash Flows From Investing Activities
      Business combinations, net of cash acquired                   (5,965)    (1,811)
      Proceeds from sale of investments                              5,793      6,798
      Capital expenditures                                          (5,726)    (4,363)
      Net proceeds from sale of discontinued operations               (686)    (1,019)
      Purchase of investments                                         (297)      (642)
      Other - net                                                    1,405        263
                                                                 ---------    ---------
         Net cash provided/(used) by investing activities           (5,476)      (774)
                                                                 ---------    ---------
Cash Flows From Financing Activities
      Dividends paid                                                (5,616)    (5,355)
      Repayment of long-term debt                                   (1,259)       (92)
      Other - net                                                       86        218
                                                                 ---------    ---------
         Net cash provided/(used) by financing activities           (6,789)    (5,229)
                                                                 ---------    ---------
Increase/(Decrease) In Cash And Cash Equivalents                    (7,778)     1,862
Cash and cash equivalents at beginning of period                    41,358     70,958
                                                                 ---------    ---------
Cash and cash equivalents at end of period                       $  33,580    $72,820
                                                                 =========    =========

                      *Reclassified to conform to 1999 presentation.
                 See accompanying notes to unaudited financial statements.

                  CHEMED CORPORATION AND SUBSIDIARY COMPANIES

                    Notes to Unaudited Financial Statements


1. The accompanying unaudited consolidated financial statements have been prepared in accordance with Rule 10-01 of SEC Regulation S-X. Consequently, they do not include all the disclosures required under generally accepted accounting principles for complete financial statements. However, in the opinion of the management of Chemed Corporation (the "Company"), the financial statements presented herein contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position, results of operations and cash flows of the Company and its consolidated subsidiaries ("Chemed"). For further information regarding Chemed's accounting policies, refer to the consolidated financial statements and notes included in Chemed's Annual Report on Form 10-K for the year ended December 31, 1998.

2. Earnings per common share are computed using the weighted average number of shares of capital stock outstanding.
     Diluted earnings per common share reflect the dilutive impact of outstanding stock options and nonvested stock awards.

3. The Company had total comprehensive income/(loss) of $(2,136,000) and $6,349,000 for the three months ended March 31, 1999 and 1998, respectively. The difference between the Company's net income and comprehensive income relates to the cumulative unrealized appreciation/depreciation on its available-for-sale securities.

                 Item 2. Management's Discussion and Analysis
               of Financial Condition and Results of Operations

Financial Condition
-------------------

            During the first quarter of 1999, other investments declined $13,954,000 to $41,824,000, other assets (which includes a net deferred income tax benefit) increased $4,558,000 to $23,207,000, and accumulated other comprehensive income declined $7,491,000 to $5,771,000. These changes were attributable to the sale of various investments during 1999, the decline in the market value of available-for-sale investments during the first quarter and the related deferred tax impact of such changes.

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

            At March 31, 1999 Chemed had approximately $106.2 million of unused lines of credit with various banks. Management believes its liquidity and sources of capital are satisfactory for the Company's needs in the foreseeable future.

Results of Operations
---------------------

            Sales and service revenues and aftertax earnings by business segment follow (in thousands):

                                      Three Months Ended
                                           March 31,
                                      -------------------
                                        1999       1998
                                      -------    --------
Sales and Service
     Revenues
-----------------
Roto-Rooter                           $ 56,206   $ 41,679
Patient Care                            30,212     29,800
Service America                         17,661     16,933
                                      --------    -------
  Total                               $104,079   $ 88,412
                                      ========   ========

Aftertax Earnings
----------------
Roto-Rooter                           $  3,197   $  2,092
Patient Care                               652        621
Service America                            539        522
                                      --------   --------
  Total segment earnings                 4,388      3,235
Corporate
   Gains on sales of
      investments                        1,934      3,877
   Overhead                             (1,302)    (1,078)
   Net investing and financing
      income/(expense)                     331        385
   Other                                     4       (168)
                                      --------   --------
      Net income                      $  5,355   $  6,251
                                      ========   ========

Data relating to (a) the increase or decrease in service revenues and sales and (b) aftertax earnings as a percent of service revenues and sales for each segment are set forth below:

                              Service Revenues        Aftertax Earnings
                                  and Sales -         as a % of Revenues
                                 % Increase           (Aftertax Margin)
                              ----------------       ------------------
                               1999 vs. 1998           1999      1998
                              ----------------       ------------------
Roto-Rooter                           35 %             5.7%      5.0%
Patient Care                           1               2.2       2.1
Service America                        4               3.1       3.1
    Total                             18               4.2       3.7

            Service revenues and sales for the Roto-Rooter segment for the first quarter of 1999 totalled $56,206,000, an increase of 35% over the $41,679,000 recorded in the first quarter of 1998. Revenues of the plumbing services business and the drain cleaning business increased 43% and 32%, respectively, for the first quarter of 1999, as compared with revenues recorded in the first quarter of 1998. These revenues accounted for 41% and 42%, respectively, of Roto-Rooter's total service revenues and sales during the 1999 period. Excluding businesses acquired in 1998 and 1999, revenues of this segment increased 15% during the first quarter of 1999. The aftertax margin of the Roto-Rooter segment in the first quarter of 1999 was 5.7% as compared with 5.0% during the first quarter of 1998. This increase was attributable to operating leverage as selling and marketing and general and administrative expenses increased at lesser rates than did service revenues and sales.

            Service revenues of the Patient Care segment increased 1% from $29,800,000 during the first quarter of 1998 to $30,212,000 in the first quarter of 1999. Excluding the revenues of businesses acquired in 1998 and 1999, revenues declined 7% in 1999 as compared with revenues in 1998, primarily due to an expected decline in medicare and medicaid revenues resulting from the passage of the Balanced Budget Act of 1997. The aftertax margin of this segment was 2.2% in 1999 versus 2.1% in 1998.

            Service revenues and sales of the Service America segment increased 4% from $16,933,000 in the first quarter of 1998 to $17,661,000 in the first quarter of 1999. This revenue increase was driven by a 9% increase in the revenues of Service America's retail business, which accounted for approximately 20% of its overall sales in the 1999 period. The aftertax margin of the Service America segment was 3.1% in both 1998 and 1999.

            Income from operations increased from $3,745,000 in the first three months of 1998 to $5,792,000 during the first three months of 1999. This increase was primarily attributable to higher operating profit of the Roto-Rooter segment.

            Other income--net declined from $8,333,000 in the first quarter of 1998 to $4,609,000 in the first quarter of 1999, primarily as a result of lower investment gains recorded in the 1999 period. During the first quarter of 1999 the Company recorded gains on the sales of investments aggregating $3,068,000 as compared with $6,163,000 during the first quarter of 1998.
Lower interest income for 1999 as compared with the 1998 first quarter also contributed to the decline in other income.

            The Company's effective income tax rate during the first quarter of 1999 was 39.2% as compared with 39.4% during the first three months of 1998.

            Net income during the first quarter of 1999 totalled $5,355,000 ($.51 per share) as compared with $6,251,000 ($.63 per share) in the first quarter of 1998. This decline was primarily attributable to larger gains on the sales of investments in the 1998 period. Excluding gains on the sales of investments in both periods, net income for the first quarter of 1999 totalled $.33 per share as compared with $.24 per share during the first quarter of 1998.

Year 2000 Update
----------------

            The Company's Year 2000 Project ("Project") addresses the issue of computer systems and hardware being unable to distinguish between the year 1900 and the year 2000.

            Mission-critical systems of the Roto-Rooter and Service America segments are currently are believed to be Year 2000
("Y2K") ready as are the majority of Patients Care's internal systems. It is anticipated that the remainder of Patient Care's systems will be Y2K- ready by the end of the third quarter.
Systems currently not Y2K-ready are being upgraded or replaced by software developed in house and in some instances by installing upgrades of off-the-shelf software. Critical systems at the Company's administrative headquarters are believed to be Y2K-ready. Verification and testing of that readiness will be performed during the next three months.

            As part of the Project, Patient Care and Service America are contacting major trading partners to ascertain that their systems are Y2K-ready or will be ready within an acceptable time frame. Due to the service-oriented, retail nature of its business, Roto-Rooter is not contacting trading partners, but is responding to its vendors' requests for information regarding Y2K-readiness.

            Patient Care has begun its evaluation of its trading partners' readiness, and not all significant partners have been contacted or have responded. Approximately 80% of Patient Care's revenues are either directly or indirectly dependent upon the electronic processing of Medicare and Medicaid claims through fiscal intermediaries of the Health Care Financing Administration ("HCFA"). Patient Care and the Medicare intermediaries have modified their systems to be Y2K-ready and those systems are now in use. During 1998, Medicaid intermediaries orally represented to management that their systems will be Y2K-ready prior to January 1, 2000. Medicaid-related revenues accounted for $26.1 million of Patient Care's revenues in fiscal 1998.

            Should the Medicaid fiscal intermediaries, HCFA or Patient Care's major customers fail to become Y2K-ready on a timely basis, Patient Care could experience a significant slowing of the processing and payment of a substantial portion of its revenues.

            The Company is in the beginning stages of developing a formalized contingency plan to continue operating should it experience the failure of systems due to Y2K issues or should major trading partners experience such a failure. Contingency plans currently include the manual and/or semi-manual processing of transactions. The need for a more detailed, formalized plan will be evaluated later in the year when an updated evaluation of Y2K-readiness is available.

            While the Company currently anticipates its mission-critical systems will continue to operate after December 31, 1999, there can be no assurance that the failure of systems outside its control or immediate sphere of influence will not materially impact its operation.

Safe Harbor Statement under the Private Securities Litigation
Reform Act of 1995 Regarding Forward-Looking Information
-----------------------------------------------------------------

            This report contains forward-looking statements subject to certain risks and uncertainties that could cause actual results to differ materially from these statements and trends.
Such factors include, but are not limited to: the state of Y2K-readiness of the Company and its key trading partners; the ability of the Patient Care operation to successfully implement remaining Y2K changes to its internal systems; and the successful development of a Y2K contingency plan, if needed. Prospective information is based on management's current expectation which can become inaccurate. The Company's ability to deal with the unknown outcomes of these events may affect the reliability of its projections of Y2K-readiness and other financial matters.

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
                                      Schedule                  E-2

    (b)    Reports on Form 8-K
           -------------------

         On February 4, 1999, the Company filed a report on Form 8-K describing two pooling-of-interests business combinations completed in the fourth quarter of 1998.
         This filing included the Company's unaudited consolidated statement of income for the three and twelve month periods ended December 31, 1997 and 1998.

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

Dated:   May 10, 1999                 By   Naomi C. Dallob
         ----------------------          -------------------------
                                           Naomi C. Dallob, Vice
                                           President and Secretary

Dated:   May 10, 1999                 By   Arthur V. Tucker, Jr.
         ----------------------          -------------------------
                                           Arthur V. Tucker, Jr.
                                           Vice President and
                                           Controller (Principal
                                           Accounting Officer)