Form 10-Q
period 1999-06-30
CHEMED CORP
filed 1999-08-11
CIK 19584

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

For Quarter Ended June 30, 1999

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


Class                   Amount                        Date

Capital Stock           10,448,323 Shares             July 31, 1999
$1 Par Value
-----------------------------------------------------------------
-----------------------------------------------------------------


                                 Page 1 of 16

                            CHEMED CORPORATION AND
                             SUBSIDIARY COMPANIES



                                     Index


                                                                Page No.

PART I.    FINANCIAL INFORMATION:

  Item 1.  Financial Statements
        Consolidated Balance Sheet -
          June 30, 1999 and
          December 31, 1998                                             3

        Consolidated Statement of Income -
          Three months and six months ended
          June 30, 1999 and 1998                                        4

        Consolidated Statement of Cash Flows
          Six months ended
          June 30, 1999 and 1998                                        5

        Notes to Unaudited Financial Statements                     6 - 7


  Item 2.  Management's Discussion and Analysis of
             Financial Condition and Results of
              Operations                                           8 - 13

PART II.   OTHER INFORMATION                                      14 - 16


















                                 Page 2 of 16
                               PART I. FINANCIAL INFORMATION
                               Item 1. Financial Statements
                        CHEMED CORPORATION AND SUBSIDIARY COMPANIES
                                CONSOLIDATED BALANCE SHEET
                      (in thousands except share and per share data)
                                         UNAUDITED

                                                               June 30,      December 31,
                                                                 1999            1998
                                                               --------      ----------
ASSETS
Current assets
   Cash and cash equivalents                                   $  22,574     $  41,358
   Accounts receivable, less allowances of $3,425
      (1998 - $3,601)                                             49,450        45,260
   Inventories                                                     9,652         9,828
   Statutory deposits                                             16,041        16,698
   Other current assets                                           12,322        11,487
                                                               ----------    ----------
        Total current assets                                     110,039       124,631
Other investments                                                 37,458        55,778
Properties and equipment, at cost less accumulated
  depreciation of $49,251 (1998 - $44,450)                        69,713        61,721
Identifiable intangible assets less accumulated
  amortization of $5,980 (1998 - $5,369)                          12,925        12,960
Goodwill less accumulated amortization of $24,178
  (1998 - $21,879)                                               161,966       155,965
Other assets                                                      25,786        18,649
                                                               ----------    ----------
        Total Assets                                           $ 417,887     $ 429,704
                                                               ==========    ==========
LIABILITIES
Current liabilities
   Accounts payable                                            $  10,270     $  10,318
   Current portion of long-term debt                               2,475         4,393
   Income taxes                                                   12,587        12,563
   Deferred contract revenue                                      26,550        26,571
   Other current liabilities                                      36,131        37,253
                                                               ----------    ----------
        Total current liabilities                                 88,013        91,098
Long-term debt                                                    79,770        80,407
Other liabilities and deferred income                             34,683        34,843
                                                               ----------    ----------
        Total Liabilities                                        202,466       206,348
                                                               ----------    ----------
STOCKHOLDERS' EQUITY
Capital stock-authorized 15,000,000 shares $1 par;
   issued 13,659,140 (1998 - 13,605,481) shares                   13,659        13,605
Paid-in capital                                                  164,407       162,252
Retained earnings                                                146,261       146,961
Treasury stock - 3,215,956 (1998 - 3,190,757) shares, at cost    (98,032)      (97,237)
Unearned compensation - ESOPs                                    (19,274)      (20,558)
Deferred compensation payable in company stock                     5,262         5,071
Accumulated other comprehensive income                             3,138        13,262
                                                               ----------    ----------
        Total Stockholders' Equity                               215,421       223,356
                                                               ----------    ----------
        Total Liabilities and Stockholders' Equity             $ 417,887     $ 429,704
                                                               ==========    ==========

                 See accompanying notes to unaudited financial statements.

                                       Page 3 of 16
                        CHEMED CORPORATION AND SUBSIDIARY COMPANIES
                             CONSOLIDATED STATEMENT OF INCOME
                                         UNAUDITED
                           (in thousands except per share data)

                                            Three Months Ended         Six Months Ended
                                                   June 30,                 June 30,
                                            --------------------     ---------------------
                                              1999        1998         1999        1998
                                            --------    --------     --------    ---------
   Service revenues and sales               $109,410    $ 94,943     $213,489    $183,355
                                            --------    --------     --------    --------

   Cost of services provided and
      cost of goods sold                      67,129      58,361      131,137     114,237
   Selling and marketing expenses              9,842       8,316       19,608      15,443
   General and administrative expenses        23,143      20,340       44,626      39,400
   Depreciation                                3,097       2,680        6,127       5,284
                                            ---------   ---------    ---------   ---------
         Total costs and expenses            103,211      89,697      201,498     174,364
                                            ---------   ---------    ---------   ---------

   Income from operations                      6,199       5,246       11,991       8,991
   Interest expense                           (1,507)     (1,841)      (3,101)     (3,599)
   Other income, net                           3,735       5,612        8,344      13,945
                                            ---------   ---------    ---------   ---------
   Income before income taxes                  8,427       9,017       17,234      19,337
   Income taxes                               (3,313)     (3,451)      (6,765)     (7,520)
                                            ---------   ---------    ---------   ---------
Net Income                                  $  5,114    $  5,566     $ 10,469    $ 11,817
                                            =========   =========    =========   =========

Earnings Per Common Share
   Net income                               $    .49    $    .56     $   1.00    $   1.18
                                            =========   =========    =========   =========
   Average number of shares outstanding       10,473      10,005       10,473       9,997
                                            =========   =========    =========   =========


Diluted Earnings per Common Shares
   Net income                               $.   .49    $    .55     $   1.00    $   1.17
                                            =========   =========    =========   =========
   Average number of shares outstanding       10,512      10,057       10,515      10,065
                                            =========   =========    =========   =========


Cash Dividends Paid Per Share               $    .53    $    .53     $   1.06    $   1.06
                                            =========   =========    =========   =========

                 See accompanying notes to unaudited financial statements.









                                       Page 4 of 16
                        CHEMED CORPORATION AND SUBSIDIARY COMPANIES
                           CONSOLIDATED STATEMENT OF CASH FLOWS
                                         UNAUDITED
                                      (in thousands)

                                                                       Six Months Ended
                                                                            June 30,
                                                                     ---------------------
                                                                        1999        1998
                                                                     ---------   ---------
Cash Flows From Operating Activities
   Net income                                                        $ 10,469    $ 11,817
   Adjustments to reconcile net income to net cash
      provided by operating activities:
         Depreciation and amortization                                  9,820       8,581
         Gains on sale of investments                                  (4,662)    (10,014)
         Provision for uncollectible accounts receivable                  155         572
         Provision for deferred income taxes                             (125)      1,403
         Changes in operating assets and liabilities,
            excluding amounts acquired in business combinations
              Increase in accounts receivable                          (5,780)     (1,837)
              Increase in inventories and other current assets           (402)     (1,751)
              Decrease/(increase) in statutory deposits                   657        (282)
              Decrease/(increase) in accounts payable, deferred
                 contract revenue and other current liabilities           703      (2,995)
              Increase in income taxes                                    570       1,312
              Other - net                                              (1,166)     (1,566)
                                                                     ---------   ---------
      Net cash provided by operating activities                        10,239       5,240
                                                                     ---------   ---------

Cash Flows From Investing Activities
   Capital expenditures                                               (13,168)     (9,789)
   Business combinations--net of cash acquired                        (11,215)     (8,418)
   Proceeds from sale of investments                                    7,702      11,259
   Net outflows from sale of discontinued operations                   (1,426)     (4,465)
   Purchase of investments                                               (297)       (642)
   Other-net                                                            2,012       1,348
                                                                     ---------   ---------
      Net cash used by investing activities                           (16,392)    (10,707)
                                                                     ---------   ---------
Cash Flows From Financing Activities
   Dividends paid                                                     (11,233)    (10,712)
   Retirement of long-term debt                                        (1,479)       (870)
   Other - net                                                             81         118
                                                                     ---------   ---------
      Net cash used by financing activities                           (12,631)    (11,464)
                                                                     ---------   ---------
Decrease In Cash And Cash Equivalents                                 (18,784)    (16,931)
Cash and cash equivalents at beginning of period                       41,358      70,958
                                                                     ---------   ---------
Cash and cash equivalents at end of period                           $ 22,574    $ 54,027
                                                                     =========   =========

                 See accompanying notes to unaudited financial statements.





                                       Page 5 of 16
                  CHEMED CORPORATION AND SUBSIDIARY COMPANIES

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

2. The Company had total comprehensive income of $2,481,000, $2,122,000, $345,000 and $8,471,000 for the three months ended June 30, 1999 and 1998 and for the six months ended June 30, 1999 and 1998, respectively. The difference between the Company's net income and comprehensive income relates to the cumulative unrealized appreciation/depreciation on its available-for-sale securities.

3. Earnings per common shares are computed using weighted average number of shares of capital stock outstanding.
    Diluted earnings per share were calculated as follows (in thousands, except per share data):

                                                        1999
                                        ------------------------------------
                                          Income       Shares      Earnings
                                        (Numerator) (Denominator)  Per Share
                                        ------------------------------------
    For the three
      months ended June 30:
        Earnings                        $  5,114        10,473        $ .49
        Nonvested stock awards                 -            38        =====
        Dilutive stock options                 -             1
                                        --------      --------
        Diluted earnings                $  5,114        10,512        $ .49
                                        ========      ========        =====

    For the six
      months ended June 30:
        Earnings                        $ 10,469        10,473        $1.00
        Nonvested stock awards                 -            41        =====
        Dilutive stock options                 -             1
                                        --------      --------
        Diluted earnings                $ 10,469        10,515        $1.00
                                        ========      ========        =====
                                 Page 6 of 16
                                                        1998
                                        ------------------------------------
                                          Income       Shares      Earnings
                                        (Numerator) (Denominator)  Per Share
                                        ------------------------------------
    For the three
      months ended June 30:
        Earnings                        $  5,566        10,005        $ .56
        Nonvested stock awards                 -            36        =====
        Dilutive stock options                 -            16
                                        --------      --------
        Diluted earnings                $  5,566        10,057        $ .55
                                        ========      ========        =====

    For the six
      months ended June 30:
        Earnings                        $ 11,817         9,997        $1.18
        Nonvested stock awards                 -            40        =====
        Dilutive stock options                 -            28
                                        --------      --------
        Diluted earnings                $ 11,817        10,065        $1.17
                                        ========      ========        =====






































                                 Page 7 of 16
Item 2.  Management's Discussion and Analysis
of Financial Condition and Results of Operations

Financial Condition
-------------------
       The decline in cash and cash equivalents from $41.4 million at December 31, 1998 to $22.6 million at June 30, 1999 is primarily due to the use of cash for business combinations and increased capital expenditures during 1999, largely in the Roto-Rooter segment.
During the first six months of 1999, other investments declined
$18.3 million to $37.5 million, other assets (which includes a net deferred income tax benefit) increased $7.1 million to $25.8 million, and accumulated other comprehensive income declined $10.1 million to $3.1 million. These changes were attributable to the sale of various investments during 1999, the decline in the market value of available-for-sale investments during the first six months and the related deferred tax impact of such changes.

       Vitas Healthcare Corporation ("Vitas"), the privately held provider of hospice services to the terminally ill in which the Company carries an investment of $27 million of redeemable preferred stock, is continuing to explore long-term financing alternatives to increase its liquidity. As a result of current negotiations, payment of the preferred dividend due July 15, 1999 ($1,215,000) has been deferred. On the basis of current information, management believes the Company's investment in Vitas is fully recoverable and that no impairment exists.

       At June 30, 1999 Chemed had approximately $106.2 million of unused lines of credit with various banks. Management believes its liquidity and sources of capital are satisfactory for the Company's needs in the foreseeable future.

Results of Operations
---------------------
       Service revenues and sales and aftertax earnings by business segment follow (in thousands):

                         Three Months Ended          Six Months Ended
                              June 30,                   June 30,
                         -------------------         -----------------
                           1999      1998              1999      1998
                         -------   --------          --------- -------
Service Revenues
    and Sales
-----------------
Roto-Rooter              $ 58,591  $ 47,060          $ 114,797 $  88,739
Patient Care               32,157    29,980             62,369    59,780
Service America            18,662    17,903             36,323    34,836
                         --------   -------          ---------  --------
  Total                  $109,410  $ 94,943          $ 213,489 $ 183,355
                         ========  ========          =========  ========

                                  Page 8 of 16
Aftertax Earnings
------------------
Roto-Rooter              $  3,349  $  2,446          $   6,546 $   4,538
Patient Care                  972       913              1,624     1,534
Service America               671       586              1,210     1,108
                         --------  --------          --------- ---------
  Total segment earnings    4,992     3,945              9,380     7,180

Corporate
  Gains on sales of
    investments             1,026     2,429              2,960     6,306
  Overhead                 (1,249)   (1,152)            (2,551)   (2,230)
  Net investing and
    financing income          323       407                654       792
  Other                        22       (63)                26      (231)
                         --------  --------          --------- ---------
    Net income           $  5,114  $  5,566          $  10,469  $ 11,817
                         ========  ========          ========= =========

Data relating to (a) the increase in service revenues and sales and
(b) aftertax earnings as a percent of service revenues and sales are set forth below:

                                                          Aftertax
                               Service Revenues          Earnings as a
                                 and Sales %              % of Revenues
                              Increase/(Decrease)     (Aftertax Margin)
                              ------------------      ------------------
                                1999 vs. 1998           1999      1998
                              ------------------      ------------------
Three Months Ended June 30,
---------------------------
Roto-Rooter                           25 %              5.7%      5.2%
Patient Care                           7                3.0       3.0
Service America                        4                3.6       3.3
    Total                             15                4.6       4.2


Six Months Ended June 30,
---------------------------
Roto-Rooter                           29 %              5.7%      5.1%
Patient Care                           4                2.6       2.6
Service America                        4                3.3       3.2
    Total                             16                4.4       3.9














                                  Page 9 of 16
Second Quarter 1999 versus Second Quarter 1998
----------------------------------------------
            Service revenues and sales of the Roto-Rooter segment for the second quarter of 1999 totalled $58,591,000, an increase of 25% over the $47,060,000 recorded in the second quarter of 1998.
Revenues of the plumbing services business and the drain cleaning business increased 28% and 27%, respectively, for the second quarter of 1999, as compared with the revenues for the second quarter of 1998. These revenues accounted for 43% and 39%, respectively of Roto-Rooter's total revenues and sales during the 1999 period. Excluding businesses acquired in 1998 and 1999, revenues for the second quarter of 1999 increased 13% over revenues recorded in the 1998 period. The aftertax margin of the Roto-Rooter segment during the second quarter of 1999 was 5.7% as compared with 5.2% during the second quarter of 1998. This increase was attributable to operating leverage as selling and marketing and general and administrative expenses increased at lesser rates than did service revenues and sales.

            Service revenues of the Patient Care segment increased 7% from $29,980,000 in the second quarter of 1998 to $32,157,000 in the second quarter of 1999. Excluding revenues of businesses acquired in 1998 and 1999, revenues declined 6% in 1999 as compared with revenues in 1998, primarily due to an expected decline in Medicare revenues resulting from the passage of the Balanced Budget Act of 1997. The aftertax margin of this segment was 3.0% in both periods.

            Service revenues and sales of the Service America segment increased 4% from $17,903,000 to $18,662,000 in the second quarter of 1999. This revenue increase was largely attributable to a 12% increase in revenues of Service America's retail business which accounts for approximately 23% of its overall sales. The aftertax margin of the Service America segment increased from 3.3% in the 1998 second quarter to 3.6% in the 1999 period, largely as the result of an increase in the gross margin.

            Income from operations increased from $5,246,000 in the second quarter of 1998 to $6,199,000 in the second quarter of 1999, primarily as a result of higher operating profit of the Company's three segments.

            Other income-net declined from $5,612,000 in the second quarter of 1998 to $3,735,000 in the second quarter of 1999 primarily due to larger gains on the sales of investments in the 1998 period.

            Net income during the second quarter of 1999 totalled $5,114,000 ($.49 per share) as compared with $5,566,000 ($.56 per share) in the second quarter of 1998. This decline was attributable to larger gains on the sales of investments during the 1998 period. Excluding gains from the sales of investments in both periods,

                                  Page 10 of 16
income for the second quarter of 1999 totalled $.39 per share, an increase of 26% versus the $.31 per share for the second quarter of 1998.

Six Months Ended June 30, 1999 Versus June 30, 1998
---------------------------------------------------

            Service revenues and sales of the Roto-Rooter segment for the first six months of 1999 totalled $114,797,000, an increase of 29% over the $88,739,000 recorded in the first six months of 1998. Revenues of the plumbing services business and drain cleaning business increased 35% and 30%, respectively, for the first six months of 1999. Excluding businesses acquired in 1999 and 1998, revenues of the segment increased 14% during the first six months of 1999. The aftertax margin of the Roto-Rooter segment in the first six months of 1999 was 5.7% as compared with 5.1% during the first six months of 1998. This increase was attributable to operating leverage achieved in the 1999 period.

            Revenues of the Patient Care segment increased 4% from $59,780,000 in the first six months of 1998 to $62,369,00 in the first six months of 1999. Excluding revenues of businesses acquired in 1998 and 1999, revenues for the 1999 period declined 7% in 1999 primarily from an expected decline in Medicare revenues resulting from the passage of the Balanced Budget Act of 1997. The aftertax margin of this segment was 2.6% in 1999 and 1998.

            Service revenues and sales of the Service America segment increased 4% from $34,836,000 in the first six months of 1998 to $36,323,000 in the first six months of 1999. This revenue increase was driven by a 11% increase in the sales of Service America's retail business, during the 1999 period. The aftertax margin of the Service America segment was 3.3% during the first six months of 1999 as compared with 3.2% during the first six months of 1998.

            Income from operations increased from $8,991,000 during the first six months of 1998 to $11,991,000 during the comparable period of 1999. This increase was primarily a result of higher operating profit recorded by all of the Company's segments during 1999.

            Other income-net declined from $13,945,000 during the first six months of 1998 to $8,344,000 during the first six month of 1999, as a result of lower investment gains recorded in 1999.

            Net income during the first six months of 1999 totalled $10,469,000 ($1.00 per share) as compared with $11,817,000 ($1.18 per share) for the first six months of 1998. This decline was attributable to larger gains on the sales of investments during the



                                  Page 11 of 16
1998 period. Excluding gains from the sales of investments in both periods, income for the first six months of 1999 totaled $.72 per share, an increase of 31% as compared with $.55 per share for 1998.

Year 2000 Update
----------------
            The Company's Year 2000 Project ("Project") addresses the issue of computer systems and hardware being unable to distinguish between the year 1900 and the year 2000.

            Mission-critical systems of the Roto-Rooter and Service America segments currently are believed to be Year 2000 ("Y2K") ready as are the majority of Patients Care's internal systems. It is anticipated that the remainder of Patient Care's systems will be Y2K-ready by the end of the third quarter. Systems currently not Y2K-ready are being upgraded or replaced by software developed in house and in some instances by installing upgrades of off-the-shelf software. Critical systems at the Company's administrative headquarters are believed to be Y2K-ready.

            Approximately 80% of Patient Care's revenues are either directly or indirectly dependent upon the electronic processing of Medicare and Medicaid claims through fiscal intermediaries of the Health Care Financing Administration ("HCFA"). Patient Care and the Medicare intermediaries have modified their systems to be Y2K-ready and those systems are now in use. Medicaid intermediaries represented to management that their systems will be Y2K-ready during September 1999. Medicaid-related revenues accounted for $26.1 million, or 33% of Patient Care's revenues in fiscal 1998.

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




                                  Page 12 of 16
Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995 Regarding Forward-Looking Information
--------------------------------------------------------------------

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




































                                  Page 13 of 16
                          PART II -- OTHER INFORMATION
                          ----------------------------

Item 4.     Submission of Matters to a Vote of Security Holders
            ---------------------------------------------------

(a)   Chemed held its Annual Meeting of Shareholders on May 17, 1999.

(b) The names of each director elected at this Annual Meeting are as follows:

      Edward L. Hutton            Sandra E. Laney
      Rick L. Arquilla            Kevin J. McNamara
      James H. Devlin             Spencer S. Lee
      Charles H. Erhart, Jr.      John M. Mount
      Joel F. Gemunder            Timothy S. O'Toole
      Patrick P. Grace            Donald E. Saunders
      Thomas C. Hutton            Paul C. Voet
      Walter L. Krebs             George J. Walsh, III

(c)   The stockholders approved and adopted the 1999 Stock
      Incentive Plan. 8,228,349 votes were cast in favor of the proposal, 842,085 votes were cast against it, 136,843 votes abstained, and 0 votes were broker non-votes.

(d) The stockholders ratified the Board of Directors' selection of PricewaterhouseCoopers LLP as independent accountants for the Company and its consolidated subsidiaries for the year 1999. 9,168,882 votes were cast in favor of the proposal, 45,841 votes were cast against it, 52,554 votes abstained, and three were broker non-votes.

(e) The stockholders then voted on stockholder proposal that the Board of Directors have a majority of outside members. 2,463,327 votes were cast for the proposal, 4,441,105 votes were cast against it, 275,728 votes abstained, and 2,087,117 votes were broker non-votes.














                                  Page 14 of 16
      With respect to the election of directors, the number of votes cast for each nominee was as follows:


                              Votes For      Withheld
                              ---------      --------
      E.L. Hutton             8,914,223      353,054
      R.L. Arquilla           8,973,937      293,340
      J.H. Devlin             8,975,515      291,762
      C.H. Erhart, Jr.        8,955,147      312,130
      J.F. Gemunder           8,996,329      270,948
      P.P. Grace              8,997,579      269,698
      T.C. Hutton             8,964,794      302,483
      W.L. Krebs              8,974,607      292,670
      S.E. Laney              8,994,006      273,271
      S.S. Lee                8,982,099      285,178
      K.J. McNamara           8,973,360      293,917
      J.M. Mount              8,984,770      282,507
      T.S. O'Toole            8,980,389      286,888
      D.E. Saunders           8,994,434      272,843
      P.C. Voet               8,884,916      382,361
      G.J. Walsh III          9,014,748      252,529


Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------
(a)   Exhibits
      --------

      Exhibit   SK 601
        No.     Ref. No.      Description
      -------   --------      ------------------
          1     (27)          Financial Data
                              Schedule


















                                  Page 15 of 16
                                   SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           Chemed Corporation
                                      -------------------------
                                             (Registrant)

Dated:  August 11, 1999               By   Naomi C. Dallob
      ---------------------           --------------------------
                                           Naomi C. Dallob
                                           Vice President and Secretary


Dated:  August 11, 1999               By   Arthur V. Tucker, Jr.
      ----------------------             -------------------------
                                           Arthur V. Tucker, Jr.
                                           Vice President and
                                           Controller (Principal
                                           Accounting Officer)




























                                  Page 16 of 16