Form 10-Q
period 1999-09-30
CHEMED CORP
filed 1999-11-10
CIK 19584

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

For Quarter Ended September 30, 1999

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


Class                   Amount                        Date

Capital Stock           10,447,918 Shares             October 31, 1999
$1 Par Value
-----------------------------------------------------------------
-----------------------------------------------------------------


                                 Page 1 of 14

                            CHEMED CORPORATION AND
                             SUBSIDIARY COMPANIES



                                     Index


                                                                Page No.

PART I.    FINANCIAL INFORMATION:

  Item 1.  Financial Statements
        Consolidated Balance Sheet -
          September 30, 1999 and
          December 31, 1998                                             3

        Consolidated Statement of Income -
          Three months and nine months ended
          September 30, 1999 and 1998                                   4

        Consolidated Statement of Cash Flows
          Nine months ended
          September 30, 1999 and 1998                                   5

        Notes to Unaudited Financial Statements                     6 - 7


  Item 2.  Management's Discussion and Analysis of
             Financial Condition and Results of
              Operations                                           8 - 13

PART II.   OTHER INFORMATION                                           14


















                                 Page 2 of 14
                               PART I. FINANCIAL INFORMATION
                               Item 1. Financial Statements
                        CHEMED CORPORATION AND SUBSIDIARY COMPANIES
                                CONSOLIDATED BALANCE SHEET
                      (in thousands except share and per share data)
                                         UNAUDITED

                                                         September 30,     December 31,
                                                             1999              1998
                                                         -------------     ------------
ASSETS
Current assets
   Cash and cash equivalents                             $  20,197         $  41,358
   Accounts receivable, less allowances of
      $3,691 (1998 - $3,601)                                52,437            45,260
   Inventories                                               9,267             9,828
   Statutory deposits                                       14,150            16,698
   Other current assets                                     13,613            11,487
                                                         ----------        ----------
        Total current assets                               109,664           124,631
Other investments                                           36,242            55,778
Properties and equipment, at cost less accumulated
   depreciation of $52,226 (1998 - $44,450)                 71,445            61,721
Identifiable intangible assets less accumulated
   amortization of $6,293 (1998 - $5,369)                   12,662            12,960
Goodwill less accumulated amortization of $25,341
   (1998 - $21,879)                                        164,087           155,965
Other assets                                                25,993            18,649
                                                         ----------        ----------
        Total Assets                                     $ 420,093         $ 429,704
                                                         ==========        ==========
LIABILITIES
Current liabilities
   Accounts payable                                      $   8,441         $  10,318
   Current portion of long-term debt                         2,035             4,393
   Income taxes                                              9,918            12,563
   Deferred contract revenue                                26,413            26,571
   Other current liabilities                                39,759            37,253
                                                         ----------        ----------
        Total current liabilities                           86,566            91,098
Long-term debt                                              84,764            80,407
Other liabilities                                           33,981            34,843
                                                         ----------        ----------
        Total Liabilities                                  205,311           206,348
                                                         ----------        ----------
STOCKHOLDERS' EQUITY
Capital stock-authorized 15,000,000 shares $1 par;
   issued 13,664,892 (1998 - 13,605,481) shares             13,665            13,605
Paid-in capital                                            164,533           162,252
Retained earnings                                          145,083           146,961
Treasury stock - 3,216,823 (1998 - 2,942,205) shares,
   at cost                                                 (98,047)          (97,237)
Unearned compensation                                      (18,049)          (20,558)
Deferred compensation payable in company stock               5,250             5,071
Accumulated other comprehensive income                       2,347            13,262
                                                         ----------        ----------
        Total Stockholders' Equity                         214,782           223,356
                                                         ----------        ----------
        Total Liabilities and Stockholders' Equity       $ 420,093         $ 429,704
                                                         ==========        ==========

                 See accompanying notes to unaudited financial statements.

                                Page 3 of 14
                 CHEMED CORPORATION AND SUBSIDIARY COMPANIES
                      CONSOLIDATED STATEMENT OF INCOME
                                 UNAUDITED
                    (in thousands except per share data)

                                            Three Months Ended       Nine Months Ended
                                               September 30,           September 30,
                                            --------------------     ---------------------
                                              1999        1998         1999        1998
                                            --------    --------     --------    ---------
Service revenues and sales                  $112,824    $ 96,517     $326,313    $279,872
                                            --------    --------     --------    --------

Cost of services provided and
   cost of goods sold                         68,905      59,822      200,042     174,059
Selling and marketing expenses                10,166       8,785       29,774      24,228
General and administrative expenses           22,486      19,325       67,112      58,725
Depreciation                                   3,423       2,694        9,550       7,978
                                            ---------   ---------    ---------   ---------
      Total costs and expenses               104,980      90,626      306,478     264,990
                                            ---------   ---------    ---------   ---------

Income from operations                         7,844       5,891       19,835      14,882
Interest expense                              (1,448)     (1,798)      (4,549)     (5,397)
Other income, net                              1,128       3,691        9,472      17,636
                                            ---------   ---------    ---------   ---------
Income before income taxes                     7,524       7,784       24,758      27,121
Income taxes                                  (3,112)     (3,092)      (9,877)    (10,612)
                                            ---------   ---------    ---------   ---------
Net Income                                  $  4,412    $  4,692     $ 14,881    $ 16,509
                                            =========   =========    =========   =========

Earnings Per Common Share
   Net income                               $    .42    $    .47     $   1.42    $   1.65
                                            =========   =========    =========   =========
   Average number of shares outstanding       10,480      10,003       10,476       9,999
                                            =========   =========    =========   =========


Diluted Earnings per Common Shares
   Net income                               $.   .42    $    .47     $   1.41    $   1.64
                                            =========   =========    =========   =========
   Average number of shares outstanding       10,527      10,032       10,519      10,041
                                            =========   =========    =========   =========


Cash Dividends Paid Per Share               $    .53    $    .53     $   1.59    $   1.59
                                            =========   =========    =========   =========

                 See accompanying notes to unaudited financial statements.

                                       Page 4 of 14
                        CHEMED CORPORATION AND SUBSIDIARY COMPANIES
                           CONSOLIDATED STATEMENT OF CASH FLOWS
                                         UNAUDITED
                                      (in thousands)

                                                                                Nine Months Ended
                                                                         September 30,
                                                                     ---------------------
                                                                        1999        1998
                                                                     ---------   ---------
Cash Flows From Operating Activities
   Net income                                                        $ 14,881    $ 16,509
   Adjustments to reconcile net income to net cash
      provided by operating activities:
         Depreciation and amortization                                 15,014      12,728
         Gains on sale of investments                                  (4,662)    (12,258)
         Provision for deferred income taxes                              445       1,454
         Provision for uncollectible accounts receivable                  231       1,019

         Changes in operating assets and liabilities,
            excluding amounts acquired in business combinations
              Increase in accounts receivable                          (8,843)     (3,218)
              (Increase)/decrease in inventories and other
                current assets                                            691      (1,149)
              (Increase)/decrease in statutory deposits                 2,548        (427)
              Increase/(decrease) in accounts payable, deferred
                 contract revenue and other current liabilities         2,744      (3,127)
              Increase/(decrease) in income taxes                      (3,927)      1,873
              Other - net                                                (413)        721
                                                                     ---------   ---------
      Net cash provided by operating activities                        18,709      14,125
                                                                     ---------   ---------

Cash Flows From Investing Activities
   Capital expenditures                                               (18,031)    (15,023)
   Business combinations--net of cash acquired                        (15,811)    (14,373)
   Proceeds from sale of investments                                    7,702      14,315
   Net outflows from sale of discontinued operations                   (2,009)     (4,806)
   Other-net                                                            1,802       2,607
                                                                     ---------   ---------
      Net cash used by investing activities                           (26,347)    (17,280)
                                                                     ---------   ---------
Cash Flows From Financing Activities
   Dividends paid                                                     (16,853)    (16,072)
   Repayment of long-term debt                                         (1,700)     (1,271)
   Proceeds from long-term debt                                         5,000           -
   Other - net                                                             30        (386)
                                                                     ---------   ---------
      Net cash used by financing activities                           (13,523)    (17,729)
                                                                     ---------   ---------
Decrease In Cash And Cash Equivalents                                 (21,161)    (20,884)
Cash and cash equivalents at beginning of period                       41,358      70,958
                                                                     ---------   ---------
Cash and cash equivalents at end of period                           $ 20,197    $ 50,074
                                                                     =========   =========

                 See accompanying notes to unaudited financial statements.

                                Page 5 of 14

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

2. The Company had total comprehensive income of $3,621,000, $1,122,000, $3,966,000 and $9,593,000 for the three months ended September 30, 1999 and 1998 and for the nine months ended September 30, 1999 and 1998, respectively. The difference between the Company's net income and comprehensive income relates to the cumulative unrealized appreciation/depreciation on its available-for-sale securities.

3.  Earnings per common shares are computed using weighted
    average number of shares of capital stock outstanding.
    Diluted earnings per share were calculated as follows (in
    thousands, except per share data):
                                                        1999
                                        ------------------------------------
                                          Income       Shares      Earnings
                                        (Numerator) (Denominator)  Per Share
                                        ------------------------------------
    For the three months
       ended September 30:
        Earnings                        $  4,412        10,480        $ .42
        Nonvested stock awards                 -            45        =====
        Dilutive stock options                 -             2
                                        --------      --------
        Diluted earnings                $  4,412        10,527        $ .42
                                        ========      ========        =====

    For the nine months
       ended September 30:
        Earnings                        $ 14,881        10,476        $1.42
        Nonvested stock awards                 -            42        =====
        Dilutive stock options                 -             1
                                        --------      --------
        Diluted earnings                $ 14,881        10,519        $1.41
                                        ========      ========        =====

                                 Page 6 of 14
                                                        1998
                                        ------------------------------------
                                          Income       Shares      Earnings
                                        (Numerator) (Denominator)  Per Share
                                        ------------------------------------
    For the three months
       ended September 30:
        Earnings                        $  4,692        10,003        $ .47
        Nonvested stock awards                 -            28        =====
        Dilutive stock options                 -             1
                                        --------      --------
        Diluted earnings                $  4,692        10,032        $ .47
                                        ========      ========        =====

    For the nine months
       ended September 30:
        Earnings                        $ 16,509         9,999        $1.65
        Nonvested stock awards                 -            36        =====
        Dilutive stock options                 -             6
                                        --------      --------
        Diluted earnings                $ 16,509        10,041        $1.64
                                        ========      ========        =====

Item 2.  Management's Discussion and Analysis
of Financial Condition and Results of Operations

Financial Condition
-------------------
       The decline in cash and cash equivalents from $41.4 million at December 31, 1998 to $20.2 million at September 30, 1999 is primarily due to the use of cash for business combinations and increased capital expenditures during 1999, largely in the Roto-Rooter segment. During the first nine months of 1999, other investments declined $19.6 million to $36.2 million, other assets (which includes a net deferred income tax benefit) increased $7.4 million to $26.0 million, and accumulated other comprehensive income declined $11.0 million to $2.3 million. These changes were attributable to the sale of various investments during 1999, the decline in the market value of available-for-sale investments during the first nine months and the related deferred tax impact of such changes.

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

       The decline in income taxes payable from $12.6 million at December 31, 1998 to $9.9 million at September 30, 1999 is primarily attributable to the payment of prior years' tax liabilities during the third quarter of 1999.

       At September 30, 1999 Chemed had approximately $101.2 million of unused lines of credit with various banks. Management believes its liquidity and sources of capital are satisfactory for the Company's needs in the foreseeable future.

Results of Operations
---------------------
       Service revenues and sales and aftertax earnings by business segment follow (in thousands):

                         Three Months Ended          Nine Months Ended
                            September 30,              September 30,
                         -------------------         -----------------
                           1999      1998              1999      1998
                         -------   --------          --------- -------
Service Revenues
   and Sales
-----------------
Roto-Rooter              $ 62,160  $ 49,274          $ 176,957 $ 138,013
Patient Care               31,969    29,301             94,338    89,081
Service America            18,695    17,942             55,018    52,778
                         --------   -------          ---------  --------
  Total                  $112,824  $ 96,517          $ 326,313 $ 279,872
                         ========  ========          =========  ========

Aftertax Earnings
------------------
Roto-Rooter              $  3,820  $  3,043          $  10,366 $   7,581
Patient Care                  941       931              2,565     2,465
Service America               669       579              1,879     1,687
                         --------  --------          --------- ---------
  Total segment earnings    5,430     4,553             14,810    11,733

Corporate
  Gains on sales of
    investments                 -     1,399              2,960     7,705
  Overhead                 (1,220)   (1,468)            (3,771)   (3,698)
  Net investing and
    financing income          310       230                964     1,022
  Other                      (108)      (22)               (82)     (253)
                         --------  --------          --------- ---------
    Net income           $  4,412  $  4,692          $  14,881  $ 16,509
                         ========  ========          ========= =========

Data relating to (a) the increase in service revenues and sales and
(b) aftertax earnings as a percent of service revenues and sales are set forth below:
                               Service Revenues        Aftertax Earnings
                                 and Sales %           as a % of Revenues
                                   Increase            (Aftertax Margin)
                              ------------------      ------------------
                                1999 vs. 1998           1999      1998
                              ------------------      ------------------
Three Months Ended September 30,
--------------------------------
Roto-Rooter                           26 %              6.1%      6.2%
Patient Care                           9                2.9       3.2
Service America                        4                3.6       3.2
    Total                             17                4.8       4.7

Nine Months Ended September 30,
-------------------------------
Roto-Rooter                           28 %              5.9%      5.5%
Patient Care                           6                2.7       2.8
Service America                        4                3.4       3.2
    Total                             17                4.5       4.2

Third Quarter 1999 versus Third Quarter 1998
----------------------------------------------
            Service revenues and sales of the Roto-Rooter segment for the third quarter of 1999 totalled $62,160,000, an increase of 26% over the $49,274,000 recorded in the third quarter of 1998.
Revenues of the plumbing services business and the drain cleaning business increased 26% and 27%, respectively, during the third quarter of 1999. These revenues accounted for 43% and 37%, respectively of Roto-Rooter's total revenues and sales during the 1999 period. Excluding businesses acquired in 1998 and 1999, revenues for the third quarter of 1999 increased 15% over revenues recorded in the 1998 period. The aftertax margin of the Roto-Rooter segment during the third quarter of 1999 was 6.1% as compared with 6.2% during the third quarter of 1998.

            Service revenues of the Patient Care segment increased 9% from $29,301,000 in the third quarter of 1998 to $31,969,000 in the third quarter of 1999. Excluding revenues of businesses acquired in 1998 and 1999, revenues declined 5% in 1999 as compared with revenues in 1998, primarily due to an expected decline in Medicare revenues resulting from the passage of the Balanced Budget Act of 1997. The aftertax margin of this segment was 2.9% in 1999 and 3.2% in 1998.

            Service revenues and sales of the Service America segment increased 4% from $17,942,000 to $18,695,000 in the third quarter of 1999. This revenue increase was largely attributable to a 21% increase in revenues of Service America's retail business which accounts for approximately 22% of its overall sales. The aftertax margin of the Service America segment increased from 3.2% in the 1998 third quarter to 3.6% in the 1999 period, largely as the result of an increase in the gross margin.

            Income from operations increased from $5,891,000 in the third quarter of 1998 to $7,844,000 in the third quarter of 1999, primarily as a result of higher operating profit of the Company's three segments.

            Other income-net declined from $3,691,000 in the third quarter of 1998 to $1,128,000 in the third quarter of 1999 primarily due to gains on the sales of investments in the 1998 period.

            Net income during the third quarter of 1999 totalled $4,412,000 ($.42 per share) as compared with $4,692,000 ($.47 per share) in the third quarter of 1998. This decline was attributable to gains on the sales of investments during the 1998 period. Excluding gains from the sales of investments, income for the third quarter of 1999 totalled $.42 per share, an increase of 27% versus the $.33 per share for the third quarter of 1998.

Nine Months Ended September 30, 1999 Versus September 30, 1998
--------------------------------------------------------------

            Service revenues and sales of the Roto-Rooter segment for the first nine months of 1999 totalled $176,957,000, an increase of 28% over the $138,013,000 recorded in the first nine months of 1998. Revenues of the plumbing services business and drain cleaning business increased 31% and 29%, respectively, for the first nine months of 1999. Excluding businesses acquired in 1999 and 1998, revenues of the segment increased 14% during the first nine months of 1999. The aftertax margin of the Roto-Rooter segment in the first nine months of 1999 was 5.9% as compared with 5.5% during the first nine months of 1998. This increase was attributable to operating leverage achieved in the 1999 period.

            Revenues of the Patient Care segment increased 6% from $89,081,000 in the first nine months of 1998 to $94,338,00 in the first nine months of 1999. Excluding revenues of businesses acquired in 1998 and 1999, revenues for the 1999 period declined 6% in 1999 primarily from an expected decline in Medicare revenues resulting from the passage of the Balanced Budget Act of 1997. The aftertax margin of this segment was 2.7% in 1999 and 2.8% in 1998.

            Service revenues and sales of the Service America segment increased 4% from $52,778,000 in the first nine months of 1998 to $55,018,000 in the first nine months of 1999. This revenue increase was driven by a 14% increase in the sales of Service America's retail business during the 1999 period. The aftertax margin of the Service America segment was 3.4% during the first nine months of 1999 as compared with 3.2% during the first nine months of 1998.

            Income from operations increased from $14,882,000 during the first nine months of 1998 to $19,835,000 during the comparable period of 1999. This increase was a result of higher operating profit recorded by all of the Company's segments during 1999.

            Other income-net declined from $17,636,000 during the first nine months of 1998 to $9,472,000 during the first nine months of 1999, as a result of lower investment gains recorded in 1999.

            Net income during the first nine months of 1999 totalled $14,881,000 ($1.42 per share) as compared with $16,509,000 ($1.65 per share) for the first nine months of 1998. This decline was attributable to larger gains on the sales of investments during the 1998 period. Excluding gains from the sales of investments in both periods, income for the first nine months of 1999 totaled $1.14 per share, an increase of 30% as compared with $.88 per share for 1998.

Year 2000 Update
----------------
            The Company's Year 2000 Project ("Project") addresses the issue of computer systems and hardware being unable to distinguish between the year 1900 and the year 2000.

            Mission-critical systems of the Roto-Rooter, Patient Care and Service America segments currently are believed to be Year 2000 ("Y2K") ready. Critical systems of the Company's administrative headquarters are believed to be Y2K-ready.

            Approximately 80% of Patient Care's revenues are either directly or indirectly dependent upon the electronic processing of Medicare and Medicaid claims through fiscal intermediaries of the Health Care Financing Administration ("HCFA"). Patient Care and the Medicare intermediaries have modified their systems to be Y2K-ready and those systems are now in use. Medicaid intermediaries represented to management that their electronic claims systems will be Y2K-ready during the fourth quarter of 1999. Medicaid-related revenues accounted for $26.1 million, or 33% of Patient Care's revenues in fiscal 1998.

            Should the Medicaid fiscal intermediaries, HCFA or Patient Care's major customers fail to become Y2K-ready on a timely basis, Patient Care could experience a significant slowing of the processing and payment of a substantial portion of its revenues.

            The Company's contingency plans to continue operating should it experience the failure of systems due to Y2K issues include the manual and/or semi-manual processing of transactions.

            While the Company currently anticipates its mission-critical systems will continue to operate after December 31, 1999, there can be no assurance that the failure of systems outside its control or immediate sphere of influence will not materially impact its operation.


Subsequent Event
----------------

            On November 3, 1999, the Company's Board of Directors ("Board") declared a quarterly cash dividend of 53 cents per share on its capital stock, payable December 10, 1999, to stockholders of record on November 19, 1999. The Board also adopted a new dividend policy for the Year 2000 and beyond. The Board expects to declare quarterly dividends in 2000 in the range of 10 cents per share, down from the current rate of 53 cents.

            The Board also adopted a plan to commence, an exchange offer for a new class of high-yielding convertible trust preferred. Under the exchange offer, shareholders may exchange up to a total of two million common shares for shares in convertible trust preferred. The convertible trust preferred will have an annual cash payout of approximately $2.00 per share and will be convertible into Chemed common stock at a conversion premium.


Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995 Regarding Forward-Looking Information
--------------------------------------------------------------------

            This report contains forward-looking statements subject to certain risks and uncertainties that could cause actual results to differ materially from these statements and trends. Such factors include, but are not limited to: the state of Y2K-readiness of the Company and its key trading partners; its investments in Vitas;
future dividend policy; and the successful implementation of a Y2K contingency plan, if needed. Prospective information is based on management's current expectation which can become inaccurate. The Company's ability to deal with the unknown outcomes of these events may affect the reliability of its projections of Y2K-readiness and other financial matters.

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

Dated:  November 10, 1999             By   Naomi C. Dallob
      ---------------------           --------------------------
                                           Naomi C. Dallob
                                           Vice President and Secretary


Dated:  November 10, 1999             By   Arthur V. Tucker, Jr.
      ----------------------             -------------------------
                                           Arthur V. Tucker, Jr.
                                           Vice President and
                                           Controller (Principal
                                           Accounting Officer)