Form 10-K
period 1999-12-31
CHEMED CORP
filed 2000-03-29
CIK 19584

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            -----------------------

                                    FORM 10-K

[X]          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1999

                                       or

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

    The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing price of said stock on the New York Stock Exchange -Composite Transaction Listing on March 17, 2000 ($31.125 per share), was $302,080,940.

     At March 17, 2000, 10,236,277 shares of Chemed Corporation Capital Stock (par value $1 per share) were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Document                                            Where Incorporated
         --------                                            ------------------

1999 Annual Report to Stockholders (Specified Portions)      Parts I, II and IV
Proxy Statement for Annual Meeting                           Part III
to be held May 15, 2000.

                               CHEMED CORPORATION

                          1999 FORM 10-K ANNUAL REPORT

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


                                     PART II

Item 5.  Market for the Registrant's Common Equity and Related
         Stockholder Matters.................................................. 9
Item 6.  Selected Financial Data..............................................10
Item 7.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations..................................10
Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Item 8.  Financial Statements and Supplementary Data..........................10
Item 9.  Changes in and Disagreements with Accountants on
         Accounting and Financial Disclosure..................................11


                                    PART III

Item 10. Directors and Executive Officers of the Registrant...................11
Item 11. Executive Compensation...............................................1l
Item 12. Security Ownership of Certain Beneficial Owners and
         Management...........................................................11
Item 13. Certain Relationships and Related Transactions.......................11


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

       On December 21, 1992, the Company acquired The Veratex Corporation and related businesses ("Veratex Group") from Omnicare, Inc., a publicly traded company in which Chemed currently maintains a .5 percent ownership interest. The purchase price was $62,120,000 in cash paid at closing, plus a post-closing payment of $1,514,000 (paid in April 1993) based on the net assets of Veratex.

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


FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

       The required segment and geographic data for the Company's continuing operations (as described below) for the three years ended December 31, 1997, 1998 and 1999, are shown in the "Segment Data" on pages 26 and 27 of the 1999 Annual Report to Stockholders and are incorporated herein by reference.

DESCRIPTION OF BUSINESS BY SEGMENT

       The information called for by this item is included within Note 1 of the Notes to Financial Statements appearing on page 17 of the 1999 Annual Report to Stockholders and is incorporated herein by reference.

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

RAW MATERIALS

       The principal raw materials needed for Chemed's United States manufacturing operations are purchased from United States sources. No segment of Chemed experienced any material raw material shortages during 1999, although such shortages may occur in the future. Products manufactured and sold by Chemed's active business segments generally may be reformulated to avoid the adverse impact of a specific raw material shortage.

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

COMPETITION

                                   ROTO-ROOTER

       All aspects of the sewer, drain, and pipe cleaning, HVAC services and plumbing repair businesses are highly competitive. Competition is, however, fragmented in most markets with local and regional firms providing the primary competition. The principal methods of competition are advertising, range of services provided, speed and quality of customer service, service guarantees, and pricing.

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

       Patient Care's activities are subject to various federal and state laws and regulations. Changes in the law, new interpretations of existing laws, or changes in payment methodology, may have a dramatic effect on the definition of permissible or impermissible activities, the relative costs associated with doing business and the amount of reimbursement by both government and other third-party payors. In addition to specific legislative and regulatory influences, efforts to reduce the growth of the federal budget and the Medicare and the Medicaid programs have resulted in enactment of the Balanced Budget Act of 1997. This law contains several provisions affecting Medicare payment for the coverage of home healthcare services which directly or indirectly, together with Medicaid payments, accounted for 70 percent of Patient Care's net revenue in 1999. Certain of these provisions could have an adverse effect on Patient Care. In addition, state legislatures periodically consider various healthcare reform proposals. Congress and state legislatures can be expected to continue to review and assess alternative healthcare delivery systems and payment methodologies, and public debate of these issues can be expected to continue in the future. The ultimate timing or effect of such additional legislative efforts cannot be predicted and may impact Patient Care in different ways. No assurance can be given that any such efforts will not have a material adverse effect on Patient Care.

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

ENVIRONMENTAL MATTERS

       Roto-Rooter's operations are subject to various federal, state, and local laws and regulations regarding environmental matters and other aspects of the operation of a sewer and drain cleaning, HVAC and plumbing services business. For certain other activities, such as septic tank pumping, Roto-Rooter is subject to state and local environmental health and sanitation regulations. Service America's operations are also subject to various federal, state and local laws and regulations regarding environmental matters and other aspects of the operation of a HVAC and appliance repair and maintenance service industry.

       In connection with the sale of DuBois to the Diversey Corporation, the Company contractually assumed for a period of ten years the estimated liability for potential environmental cleanup and related costs arising from the sale of DuBois up to a maximum of $25,500,000. Based upon an updated assessment of the Company's environmental-related liability by the Company's environmental adviser, the Company has accrued $4,157,000 at December 31, 1999 to cover these costs. Prior to the sale of DuBois, DuBois had been designated as a Potentially Responsible Party ("PRP") at fourteen Superfund sites by the U.S. Environmental Protection Agency ("USEPA"). With respect to all of these sites, the Company has been unable to locate any records indicating it disposed of waste of any kind at such sites. Nevertheless, it settled claims at five such sites at minimal cost. In addition, because there was a number of other financially responsible companies designated as PRPs relative to these sites, management believes that it is unlikely that such actions will have a material effect on the Company's financial condition or results of operations. With respect to one of these sites, the Company's involvement is based on the location of one of its manufacturing plants. Currently, the USEPA and the state governmental agency are attempting to resolve jurisdictional issues, and action against PRPs is not proceeding.

       Chemed, to the best of its knowledge, is currently in compliance in all material respects with the environmental laws and regulations affecting its operations. Such environmental laws, regulations and enforcement proceedings have not required Chemed to make material increases in or modifications to its capital expenditures and they have not had a material adverse effect on sales or net income. Capital expenditures for the purposes of complying with environmental laws and regulations during 2000 and 2001 with respect to continuing operations are not expected to be material in amount; there can be no assurance, however, that presently unforeseen legislative or enforcement actions will not require additional expenditures.

EMPLOYEES

       On December 31, 1999, Chemed had a total of 7,817 employees; 7,769 were located in the United States and 48 were in Canada.

ITEM 2.     PROPERTIES

       Chemed has plants and offices in various locations in the United States and Canada. The major facilities operated by Chemed are listed below by industry segment. All "owned" property is held in fee and is not subject to any major encumbrance. Except as otherwise shown, the leases have terms ranging from one year to eight years. Management does not foresee any difficulty in renewing or replacing the remainder of its current leases. Chemed considers all of its major operating properties to be maintained in good operating condition and to be generally adequate for present and anticipated needs.


    Location                  Type                                             Owned                     Leased
    --------                  ----                                             -----                     ------

                                                        ROTO-ROOTER GROUP
Cincinnati, OH (1)            Office and service                            29,000 sq. ft.              28,000 sq. ft.
                              facilities

West Des Moines,              Office, manufacturing and                     29,000 sq. ft.                 --
IA                            distribution center facilities

Northeastern                  Office and service                            31,000 sq. ft.              50,000 sq. ft.
U.S. Area (2)                 facilities

Central U.S.                  Office and service                            26,000 sq. ft.              72,000 sq. ft.
Area (3)                      facilities

Mid-Atlantic                  Office and service                            19,000 sq. ft.              30,000 sq. ft.
U.S. Area (4)                 facilities

Southeastern U.S.             Office and service                            18,000 sq. ft.              49,000 sq. ft.
Area (5)                      facilities

Western Central               Office and service                            19,000 sq. ft.              30,000 sq. ft.
U.S. Area (6)                 facilities

Western U.S.                  Office and service                                 --                     60,000 sq. ft.
Area (7)                      facilities

Canada (8)                    Office and service                                 --                     13,000 sq. ft.
                              facilities

                                                          PATIENT CARE

New Jersey (9)                Office                                             --                     56,000 sq. ft.

Connecticut (10)              Office                                             --                     42,000 sq. ft.

New York (11)                 Office                                             --                     41,000 sq. ft.

Illinois (12)                 Office                                             --                      2,000 sq. ft.

Ohio (13)                     Office                                             --                      3,000 sq. ft.

Kentucky (14)                 Office                                             --                      4,000 sq. ft.

Georgia (15)                  Office                                             --                      2,000 sq. ft.

Washington, DC (16)           Office                                             --                      2,000 sq. ft.

Virginia (17)                 Office                                             --                      2,000 sq. ft.


    Location                  Type                                             Owned                     Leased
    --------                  ----                                             -----                     ------

Maryland (18)                 Office                                          --                         2,000 sq. ft.

                                                         SERVICE AMERICA

Florida (19)                  Office and service                          46,000 sq. ft.               46,000 sq. ft.
                              facilities

Arizona (20)                  Office and service                               --                      17,000 sq. ft.
                              facilities

                                                            CORPORATE

Cincinnati, OH (21)           Corporate offices and                        8,000 sq. ft.               38,000 sq. ft.
                              related facilities

---------------------------------

(1)     Includes 6,000 square feet that formerly housed a service facility.

(2) Comprising locations in Stoughton and Woburn, Massachusetts; West Stratford; Connecticut; Farmingdale, Hawthorne, and Staten Island, New York; Pennsauken and Brunswick, New Jersey; Levittown and Philadelphia, Pennsylvania; Cranston, Rhode Island; and Newark, Delaware.

(3) Comprising locations in Adamsville and Birmingham, Alabama; Columbus, Ohio; Indianapolis, Indiana; Memphis and Nashville, Tennessee; Wilmerding and Pittsburgh, Pennsylvania; Buffalo, Rochester and West Seneca, New York; Unionville, Connecticut; West Springfield, Massachusetts; and St. Paul, Minnesota.

(4) Comprising locations in Baltimore and Jessup, Maryland; Independence, Ohio; Virginia Beach and Fairfax, Virginia; Charlotte, Raleigh and Durham, North Carolina; and Newnan, Georgia.

(5) Comprising locations in Atlanta, Decatur and Kennesaw, Georgia; Ft. Lauderdale, Jacksonville, Miami, Orlando, Longwood, Tampa and Daytona Beach, Florida

(6) Comprising locations in Minneapolis and Oakdale, Minnesota; Addison, Thornton, Schaumburg and Glenview, Illinois; and St. Louis, Missouri.

(7) Comprising locations in Houston, San Antonio and Austin, Texas; Commerce City, Colorado; Honolulu, Hawaii; Menlo Park, California; and Tacoma and Bremerton, Washington.

(8) Comprising locations in Port Coquitlam, British Columbia; Montreal, Quebec; and Winnipeg, Manitoba.

(9) Comprising locations in Princeton, Jersey City; Ridgewood, Montclair, Westfield, and West Orange, New Jersey.

(10) Comprising locations in Greenwich, Madison, Naugatuch, Newington, Norwalk, New Haven, Stratford, Bridgeport and Danbury, Connecticut.

(11) Comprising locations in Brooklyn, Manhattan, Queens, Bronx and Staten Island, New York.

(12)    Comprising locations in Chicago and Glenview, Illinois.

(13)    Comprising location in Columbus, Ohio.

(14)    Comprising location in Louisville, Kentucky.

(15)    Comprising location in Conyers, Georgia.

(16)    Comprising location in Washington, D.C.

(17)    Comprising location in Alexandria, Virginia.

(18)    Comprising locations in Towson and Rockville, Maryland.

(19) Comprising locations in Pompano Beach, Miami, Fort Myers, St. Petersburg, Orlando, West Palm Beach, Deerfield Beach and Delray Beach, Florida.

(20)    Comprising locations in Phoenix and Tucson, Arizona.

(21) Excludes 90,000 square feet in current Cincinnati, Ohio office facilities that are sublet to outside parties - portions of this space may revert to the Company beginning in 2000. Includes 36,000 square feet leased for the Company's corporate office facilities.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

            None.

EXECUTIVE OFFICERS OF THE COMPANY


       Name        Age            Office                                   First Elected
------------------ --- ------------------------------------               --------------
Edward L. Hutton   80        Chairman and Chief Executive Officer         November 3, 1993 (1)
Kevin J. McNamara  46        President                                    August 2, 1994 (2)



Paul C. Voet       53        Executive Vice President                     May 20, 1991 (3)
Timothy S. O'Toole 44        Executive Vice President and                 May 18, 1992 (4)
                                Treasurer
Sandra E. Laney    56        Senior Vice President and Chief              November 3, 1993 (5)
                                Administrative Officer
Arthur V. Tucker,  50        Vice President and Controller                May 20, 1991 (6)
Jr.

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

       Each executive officer holds office until the annual election at the next annual organizational meeting of the Board of Directors of the Company which is scheduled to be held on May 15, 2000.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS.

       The Company's Capital Stock (par value $1 per share) is traded on the New York Stock Exchange under the symbol CHE. The range of the high and low sale prices on the New York Stock Exchange and dividends paid per share for each quarter of 1998 and 1999 are set forth below.

                                    Closing
                                    -------
                                                                 Dividends Paid
                                      High              Low         Per Share
-------------------------------------------------------------------------------

      1999

      First Quarter                 $33 13/16         $25 3/4           $.53
      Second Quarter                 33 7/8            26 5/16           .53
      Third Quarter                  33 7/16           29 1/4            .53
      Fourth Quarter                 30 1/8            24 15/16          .53

      1998

      First Quarter                 $42-5/16          $38               $.53
      Second Quarter                 41-1/4            32-9/16           .53
      Third Quarter                  34-11/16          25-9/16           .53
      Fourth Quarter                 34-7/8            28-1/8            .53

         In November 1999, the Board of Directors adopted a new dividend policy, whereby future dividends were reduced from $.53 per quarter to $.10 per quarter.

         Future dividends are necessarily dependent upon the Company's earnings and financial condition, compliance with certain debt covenants and other factors not presently determinable.

         As of March 17, 2000, there were approximately 4,118 stockholders of record of the Company's Capital Stock. This number only includes stockholders of record and does not include stockholders with shares beneficially held for them in nominee name or within clearinghouse positions of brokers, banks or other institutions.

ITEM 6.  SELECTED FINANCIAL DATA.

         The information called for by this Item for the five years ended December 31, 1999 is set forth on pages 28 and 29 of the 1999 Annual Report to Stockholders and is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         The information called for by this Item is set forth on pages 32 through 35 of the 1999 Annual Report to Stockholders and is incorporated herein by reference.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         The Company has an insignificant number of financial instruments held for trading purposes and does not hedge any of its market risks with derivative instruments.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         The consolidated financial statements, together with the report thereon of PricewaterhouseCoopers LLP dated February 1, 2000, appearing on pages 11 through 27 of the 1999 Annual Report to Stockholders, along with the Supplementary Data (Unaudited Summary of Quarterly Results) appearing on page 31, are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         The directors of the Company are:

              Edward L. Hutton                   Sandra E. Laney
              Rick L. Arquilla                   Spencer S. Lee
              James H. Devlin                    Kevin J. McNamara
              Charles H. Erhart, Jr.             John M. Mount
              Joel F. Gemunder                   Timothy S. O'Toole
              Patrick P. Grace                   Donald E. Saunders
              Thomas C. Hutton                   Paul C. Voet
              Walter L. Krebs                    George J. Walsh III

         The additional information required under this Item with respect to the directors and executive officers is set forth in the Company's 2000 Proxy Statement and in Part I hereof under the caption "Executive Officers of the Registrant" and is incorporated herein by reference.


ITEM 11. EXECUTIVE COMPENSATION.

         Information required under this Item is set forth in the Company's 2000 Proxy Statement, which is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         Information required under this Item is set forth in the Company's 2000 Proxy Statement, which is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         Information required under this Item is set forth in the Company's 2000 Proxy Statement, which is incorporated herein by reference.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K.

EXHIBITS

    3.1        Certificate of Incorporation of Chemed Corporation.*

    3.2        By-Laws of Chemed Corporation.*

    4.1. Offer to Exchange Chemed Capital Trust Convertible Preferred Securities for Shares of Capital Stock, dated as of December 23, 1999.*

    4.2        Chemed Capital Trust, dated as of December 23, 1999.*

    4.3 Amended and Restated Declaration of Trust of Chemed Capital Trust, dated February 7, 2000.*

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

   10.4        1981 Stock Incentive Plan, as amended through May 20, 1991.*,**

   10.5        1983 Incentive Stock Option Plan, as amended through May 20,
               1991.*,**

   10.6        1986 Stock Incentive Plan, as amended through May 20, 1991.*,**

   10.7        1988 Stock Incentive Plan, as amended through May 20, 1991.*,**

   10.8        1993 Stock Incentive Plan.*,**

   10.9        1995 Stock Incentive Plan.*,**

   10.10       1997 Stock Incentive Plan.*,**

   10.11       1999 Stock Incentive Plan. **

   10.12       1999 Long-Term Employee Incentive Plan.

   10.13       Employment Contracts with Executives.*,**

   10.14       Amendment to Employment Contracts with Executives.**

   10.15       Amendment No. 3 to Employment Contract with James H. Devlin.*,**

   10.16       Employment Contracts with John M. Mount and Walter L. Krebs.*,**

   10.17       Employment Contract with Lawrence J. Gillis.*,**

   10.18       Amendment No. 7 to Employment Agreement with Edward L.
               Hutton.*,**

   10.19 Excess Benefits Plan, as restated and amended, effective April 1, 1997.*,**

   10.20       Non-Employee Directors' Deferred Compensation Plan.*,**

   10.21 Chemed/Roto-Rooter Savings & Retirement Plan, effective January 1, 1999.*,**

   10.22 Stock Purchase Agreement by and Among Banta Corporation, Chemed Corporation and OCR Holding Company as of September 24, 1997.*

   10.25       Directors Emeriti Plan.*,**

   10.26       Second Amendment to Split Dollar Agreement with Executives.**

   10.27       Split Dollar Agreement - II with James H. Devlin.*,**

   10.28       Split Dollar Agreement with Sandra E. Laney.*,**

   10.29       Split Dollar Agreement with Executives.*,**

   10.30       Split Dollar Agreement with Edward L. Hutton.*,**

   10.31       Split Dollar Agreement with Paul C. Voet.*,**

   10.32       Split Dollar Agreement with John M. Mount**

   10.33       Split Dollar Agreement with Spencer S. Lee**

   10.34       Split Dollar Agreement with Rick L. Arquilla**

   10.35       Form of Promissory Note under the Executive Stock Purchase
               Plan.**

   13.         1999 Annual Report to Stockholders.

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

FINANCIAL STATEMENT SCHEDULE

       See Index to Financial Statements and Financial Statement Schedule on page S-1.

REPORTS ON FORM 8-K

       No reports on Form 8-K were filed during the quarter ended December 31, 1999.

                                   SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        CHEMED CORPORATION

March 29, 2000                          By /s/ Edward L. Hutton
                                           ----------------------------------
                                           Edward L. Hutton
                                           Chairman and Chief Executive Officer

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

              Signature                                  Title                                            Date
              ---------                                  -----                                            ----

/s/ Edward L. Hutton                    Chairman and Chief
-------------------------               Executive Officer and a
Edward L. Hutton                        Director (Principal
                                        Executive Officer)

/s/ Timothy S. O'Toole                  Executive Vice President
------------------------                and Treasurer and a
Timothy S. O'Toole                      Director
                                        (Principal Financial Officer)

/s/ Arthur V.Tucker,Jr.                 Vice President and                                             March 29, 2000
-----------------------                 Controller
Arthur V. Tucker, Jr.                   (Principal Accounting
                                        Officer)

Rick L. Arquilla*                       Sandra E. Laney*
James H. Devlin*                        Spencer S. Lee*
Charles H. Erhart, Jr.*                 Kevin J. McNamara*
Joel F. Gemunder*                       John M. Mount*                            --Directors
Patrick P. Grace*                       Donald E. Saunders*
Thomas C. Hutton*                       Paul C. Voet*
Walter L. Krebs*                        George J. Walsh III*


-------------------------------

* Naomi C. Dallob by signing her name hereto signs this document on behalf of each of the persons indicated above pursuant to powers of attorney duly executed by such persons and filed with the Securities and Exchange Commission.

   March 29, 2000                            /s/ Naomi C. Dallob
-----------------------                      ----------------------------------
       Date                                  Naomi C. Dallob
                                             (Attorney-in-Fact)6-14

                   CHEMED CORPORATION AND SUBSIDIARY COMPANIES

         INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

                               1997, 1998 AND 1999

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











* Indicates page numbers in Chemed Corporation 1999 Annual Report to
  Stockholders.


-------------------------------

    The consolidated financial statements of Chemed Corporation listed above, appearing in the 1999 Annual Report to Stockholders, are incorporated herein by reference. The Financial Statement Schedule should be read in conjunction with the consolidated financial statements listed above. Schedules not included have been omitted because they are not applicable or the required information is shown in the financial statements or notes thereto as listed above.

                      REPORT OF INDEPENDENT ACCOUNTANTS ON
                          FINANCIAL STATEMENT SCHEDULE


To the Board of Directors
of Chemed Corporation

Our audits of the consolidated financial statements referred to in our report dated February 1, 2000 appearing on page 11 of the 1999 Annual Report to Stockholders of Chemed Corporation (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the Financial Statement Schedule listed in Item 14 of this Form 10-K. In our opinion, the Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.





/s/ PricewaterhouseCoopers LLP
---------------------------------
PRICEWATERHOUSECOOPERS LLP

Cincinnati, Ohio
February 1, 2000

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

  For the year 1999.........      $ (3,601)     $(2,235)     $   -        $    (25)    $  1,307    $ (4,554)
                                  =========     ========     ========     =========    ========    =========

  For the year 1998.........      $ (2,626)     $(2,452)     $   -        $    (15)     $ 1,492    $ (3,601)
                                  =========     ========     ========     =========     =======    =========

  For the year 1997.........      $ (1,583)     $  (702)     $   -        $   (974)     $   633    $ (2,626)
                                  =========     ========     ========     =========     =======    =========



Allowances for doubtful
accounts - notes
receivable (e)

  For the year 1999.........      $    (23)     $   -        $   -        $   -         $    23     $    -
                                  =========     ========     ========     =========     =======     =========

  For the year 1998.........      $    (23)     $   -        $   -        $   -         $    -      $    (23)
                                  =========     ========     ========     =========     =======     =========

  For the year 1997.........      $   (120)     $   -        $   -        $   -         $    97     $    (23)
                                  =========     ========     ========     =========     =======     =========




                                                (Charged)    (Charged)   Applicable
                                                Credited     Credited         to
                                  Balance at    to Costs     to Other     Companies                  Balance
                                  Beginning        and       Accounts     Acquired      Deductions    at End
Description                       of Period     Expenses       (b)        in Period         (c)      of Period
--------------------------------------------------------------------------------------------------------------
Valuation allowance for
available-for-sale securities

  For the year 1999.........     $  20,406     $   -        $(10,525)     $   -         $ (4,661)    $  5,220
                                 =========     ========     =========     =========     ========     ========

  For the year 1998.........     $  30,705     $   -        $   2,290     $   -         $(12,589)    $ 20,406
                                 =========     ========     =========     =========     =========    ========

  For the year 1997.........     $  40,096     $   -        $   2,844     $   -         $(12,235)    $ 30,705
                                 =========     ========     =========     =========     =========    ========




-------------------------

(a)     Amounts are presented on a continuing operations basis.

(b) With respect to the valuation allowance for available-for-sale securities, amounts charged or credited to other accounts comprise decreases or increases in net unrealized holding gains.

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

                                                                               Page Number
                                                                                   or
                                                                       Incorporation by Reference
                                                                       --------------------------

Exhibit                                                             File No. and              Previous
Number                                                              Filing Date               Exhibit No.
-------                                                             ------------              -----------
 3.1             Certificate of Incorporation of                    Form S-3                    4.1
                 Chemed Corporation                                 Reg. No. 33-44177
                                                                    11/26/91

 3.2             By-Laws of Chemed Corporation                      Form 10-K                    2
                                                                    3/28/89

 4.1             Offer to Exchange Chemed Capital                   Form T-3                     T3E-1
                 Trust Convertible Trust Preferred                  12/23/99
                 Securities for Shares of Capital
                 Stock, dated as of 12/23/99

 4.2             Chemed Capital Trust, dated                        Schedule 13E-4               (b)(1)
                 as of 12/23/99                                     12/23/99

 4.3             Amended and Restated Declaration                   Schedule 13E-4A              (b)(2)
                 of Trust of Chemed Capital Trust,                  2/7/00, Amendment
                 dated February 7, 2000                             No. 2

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
                                                                       --------------------------

Exhibit                                                             File No. and              Previous
Number                                                              Filing Date               Exhibit No.
-------                                                             ------------              -----------

10.8             1993 Stock Incentive Plan                          Form 10-K                    10.8
                                                                    3/29/94

10.9             1995 Stock Incentive Plan                          Form 10-K                    10.14
                                                                    3/28/96

10.10            1997 Stock Incentive Plan                          Form 10-K                    10.10
                                                                    3/27/98

10.11            1999 Stock Incentive Plan                              *

10.12            1999 Long-Term Employee                                *
                 Incentive Plan

10.13            Employment Contracts with                          Form 10-K                    10.12
                 Executives                                         3/28/89

10.14            Amendment to Employment
                 Contracts with Executives                              *

10.15            Amendment No. 3 to Employment                      Form 10-K                    10.22
                 Contract with James H. Devlin                      3/27/98

10.16            Employment Contracts with John                     Form 10-K                    10.23
                 M. Mount and Walter L. Krebs                       3/27/98

10.17            Employment Contract with Lawrence                  Form 10-K                    10.24
                 J. Gillis                                          3/27/98

10.18            Amendment No. 7 to Employment                      Form 10-K                    10.18
                 Agreement with Edward L. Hutton                    3/27/97

10.19            Excess Benefits Plan, as restated                  Form 10-K                    10.9
                 and amended, effective April 1,                    3/27/98
                 1997

10.20            Non-Employee Directors' Deferred                   Form 10-K                    10.10
                 Compensation Plan                                  3/24/88

10.21            Chemed/Roto-Rooter Savings &                       Form 10-K                    10.25
                 Retirement Plan, effective                         3/25/99
                 January 1, 1999


                                                                               Page Number
                                                                                   or
                                                                       Incorporation by Reference
                                                                       --------------------------

Exhibit                                                             File No. and              Previous
Number                                                              Filing Date               Exhibit No.
-------                                                             ------------              -----------

10.22            Stock Purchase Plan by and                         Form 8-K                     10.21
                 among Banta Corporation, Chemed                    10/13/97
                 Corporation and OCR Holding
                 Company

10.25            Directors Emeriti Plan                             Form 10-Q                    10.11
                                                                    5/12/88

10.26            Second Amendment to Split Dollar                       *
                 Agreement with Executives

10.27            Split Dollar Agreement - II                        Form 10-K                    10.27
                 with James H. Devlin                               3/25/99

10.28            Split Dollar Agreement with                        Form 10-K                    10.27
                 Sandra E. Laney                                    3/25/99

10.29            Split Dollar Agreements                            Form 10-K                    10.15
                 with Executives                                    3/28/96

10.30            Split Dollar Agreement with                        Form 10-K                    10.16
                 Edward L. Hutton                                   3/28/96

10.31            Split Dollar Agreement with                        Form 10-K                    10.17
                 Paul C. Voet                                       3/28/96

10.32            Split Dollar Agreement with                            *
                 John M. Mount

10.33            Split Dollar Agreement with                            *
                 Spencer S. Lee

10.34            Split Dollar Agreement with                            *
                 Rick L. Arquilla

10.35            Form of Promissory Note under                          *
                 the Executive Stock Purchase Plan

13               1999 Annual Report to Stockholders                     *

21               Subsidiaries of Chemed Corporation                     *

23               Consent of Independent Accountants                     *

24               Powers of Attorney                                     *

27               Financial Data Schedule                                *


-----------------------------

* Filed herewith.