Form 10-Q
period 2000-03-31
CHEMED CORP
filed 2000-05-10
CIK 19584

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

For Quarter Ended March 31, 2000

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


Class                             Amount                          Date

Capital Stock                     9,939,358 Shares                April 30, 2000
$1 Par Value
------------------------------------------------------------------
------------------------------------------------------------------



                                            Page 1 of 12


                                CHEMED CORPORATION AND
                                 SUBSIDIARY COMPANIES



                                         Index

                                                                     Page No.
PART I.    FINANCIAL INFORMATION:

   Item 1.  Financial Statements
         Consolidated Balance Sheet -
            March 31, 2000 and
            December 31, 1999                                            3

         Consolidated Statement of Income -
            Three months ended
            March 31, 2000 and 1999                                      4

         Consolidated Statement of Cash Flows -
            Three months ended
            March 31, 2000 and 1999                                      5

         Notes to Unaudited Financial Statements                     6 - 8


   Item 2.  Management's Discussion and Analysis of
               Financial Condition and Results of
                Operations                                           9 - 11

PART II.   OTHER INFORMATION                                             12
















                                     Page 2 of 12
                                    PART I. FINANCIAL INFORMATION
                                    Item 1. Financial Statements
                             CHEMED CORPORATION AND SUBSIDIARY COMPANIES
                                     CONSOLIDATED BALANCE SHEET
                           (in thousands except share and per share data)
                                              UNAUDITED

                                                                           March 31,      December 31,
                                                                             2000            1999
                                                                          ----------      ----------
ASSETS
Current assets
   Cash and cash equivalents                                              $   13,825    $   17,282
   Accounts receivable, less allowances of $4,824
      (1999 - $4,554)                                                         53,239        55,889
   Inventories                                                                10,008         9,794
   Statutory deposits                                                         14,363        14,254
   Other current assets                                                       15,945        14,583
                                                                          ----------    ----------
          Total current assets                                               107,380       111,802
Other investments                                                             37,138        37,849
Properties and equipment, at cost less accumulated
   depreciation of $58,618 (1999 - $55,410)                                   72,275        71,728
Identifiable intangible assets less accumulated
   amortization of $6,853 (1999 - $6,558)                                     12,471        12,597
Goodwill less accumulated amortization of $27,780
   (1999 - $26,545)                                                          172,217       163,257
Other assets                                                                  25,755        24,070
                                                                          ----------    ----------
          Total Assets                                                    $  427,236    $  421,303
                                                                          ==========    ==========
LIABILITIES
Current liabilities
   Accounts payable                                                       $   10,228    $   11,246
   Current portion of long-term debt                                          11,412        11,719
   Income taxes                                                               11,442         8,714
   Deferred contract revenue                                                  26,460        25,630
   Other current liabilities                                                  36,400        41,119
                                                                          ----------    ----------
          Total current liabilities                                           95,942        98,428
Long-term debt                                                                83,527        78,580
Other liabilities                                                             32,730        32,251
                                                                          ----------    ----------
          Total Liabilities                                                  212,199       209,259
                                                                          ----------    ----------

MANDATORILY REDEEMABLE CONVERTIBLE PREFERRED SECURITIES
   OF THE CHEMED CAPITAL TRUST                                                15,539             -
                                                                          ----------    ----------

STOCKHOLDERS' EQUITY
Capital stock-authorized 15,000,000 shares $1 par;
   issued 13,885,837 shares (1999 - 13,664,892 shares)                        13,886        13,665
Paid-in capital                                                              170,523       164,549
Retained earnings                                                            148,205       144,322
Treasury stock - 3,944,343 shares
  (1999 - 3,268,783 shares), at cost                                        (117,882)      (99,437)
Unearned compensation                                                        (20,788)      (17,056)
Deferred compensation payable in company stock                                 5,446         5,340
Accumulated other comprehensive income                                         2,879         3,392
Notes receivable for shares sold                                              (2,771)       (2,731)
                                                                          ----------    ----------
          Total Stockholders' Equity                                         199,498       212,044
                                                                          ----------    ----------
          Total Liabilities and Stockholders' Equity                      $  427,236    $  421,303
                                                                          ==========    ==========

                      See accompanying notes to unaudited financial statements.

                                      Page 3 of 12


                             CHEMED CORPORATION AND SUBSIDIARY COMPANIES
                                  CONSOLIDATED STATEMENT OF INCOME
                                              UNAUDITED
                                (in thousands except per share data)

                                                                            Three Months Ended
                                                                                 March 31,
                                                                          -----------------------
                                                                             2000          1999*
                                                                          ---------     ---------
Service revenues and sales                                                $121,534      $105,735
                                                                          ---------     ---------
Cost of services provided and cost of goods sold                            74,127        65,059
Selling and marketing expenses                                              11,264         9,979
General and administrative expenses                                         24,846        21,875
Depreciation                                                                 3,758         3,030
                                                                          ---------     ---------
          Total costs and expenses                                         113,995        99,943
                                                                          ---------     ---------
Income from operations                                                       7,539         5,792
Interest expense                                                            (1,782)       (1,594)
Distributions on preferred securities                                         (288)            -
Other income - net                                                           2,396         4,609
                                                                          ---------     ---------
Income before income taxes                                                   7,865         8,807
Income taxes                                                                (2,963)       (3,452)
                                                                          ---------     ---------
Net Income                                                                $  4,902      $  5,355
                                                                          =========     =========


Earnings Per Common Share

          Net income                                                      $    .49      $    .51
                                                                          =========     =========
          Average number of shares outstanding                              10,064        10,471
                                                                          =========     =========

Diluted Earnings Per Common Share

          Net income                                                      $    .48      $    .51
                                                                          =========     =========
          Average number of shares outstanding                              10,171        10,516
                                                                          =========     =========

Cash Dividends Paid Per Share                                             $    .10      $    .53
                                                                          =========     =========

                            * Reclassified to conform to 2000 presentation.
                       See accompanying notes to unaudited financial statements.







                                      Page 4 of 12

                             CHEMED CORPORATION AND SUBSIDIARY COMPANIES
                                CONSOLIDATED STATEMENT OF CASH FLOWS
                                             UNAUDITED
                                           (in thousands)

                                                                             Three Months Ended
                                                                                  March 31,
                                                                          -----------------------
                                                                             2000          1999*
                                                                          ---------     ----------
Cash Flows From Operating Activities
       Net income                                                         $   4,902     $ 5,355
       Adjustments to reconcile net income to net cash
          provided by operating activities:
                Depreciation and amortization                                 5,811       4,794
                Gains on sale of investments                                   (951)     (3,068)
                Provision for uncollectible accounts receivable                 112          93
                Provision for deferred income taxes                             (92)        (24)
                Changes in operating assets and liabilities,
                  excluding amounts acquired in business
                  combinations
                    (Increase)/Decrease in accounts receivable                2,488      (5,119)
                    Increase in inventories and other current
                      assets                                                   (109)     (1,020)
                   Increase in statutory deposits                            (1,814)       (123)
                    Increase/(decrease) in accounts payable,
                      deferred contract revenue and other
                      current liabilities                                    (3,129)        869
                    Increase in income taxes                                  2,725       3,333
                Other - net                                                    (175)       (603)
                                                                          ---------     ---------
          Net cash provided by operating activities                           9,768       4,487
                                                                          ---------     ---------

Cash Flows From Investing Activities
       Business combinations--net of cash acquired                          (10,827)     (5,965)
       Capital expenditures                                                  (4,283)     (5,726)
       Proceeds from sale of investments                                      1,121       5,793
       Net proceeds from discontinued operations                               (599)       (686)
       Purchase of investments                                                 (200)       (297)
       Other - net                                                              109       1,405
                                                                          ---------     ---------
          Net cash used by investing activities                             (14,679)     (5,476)
                                                                          ---------     ---------
Cash Flows From Financing Activities
       Proceeds from issuances of long-term debt                              5,000           -
       Purchase of treasury stock                                            (2,508)        (26)
       Dividends paid                                                        (1,024)     (5,616)
       Retirement of long-term debt                                             (79)     (1,259)
       Other - net                                                               65         112
                                                                          ---------     ---------
          Net cash provided/(used) by financing activities                   (1,454)     (6,789)
                                                                          ---------     ---------
Decrease In Cash And Cash Equivalents                                        (3,457)     (7,778)
Cash and cash equivalents at beginning of period                             17,282      41,358
                                                                          ---------     ---------
Cash and cash equivalents at end of period                                $  13,825     $33,580
                                                                          =========     =========

                         *Reclassified to conform to current year presentation.
                       See accompanying notes to unaudited financial statements.

                                       Page 5 of 12
                      CHEMED CORPORATION AND SUBSIDIARY COMPANIES

                        Notes to Unaudited Financial Statements

1. The accompanying unaudited consolidated financial statements have been prepared in accordance with Rule 10-01 of SEC Regulation S-X. Consequently, they do not include all the disclosures required under generally accepted accounting principles for complete financial statements. However, in the opinion of the management of Chemed Corporation (the "Company"), the financial statements presented herein contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position, results of operations and cash flows of the Company and its consolidated subsidiaries ("Chemed"). For further information regarding Chemed's accounting policies, refer to the consolidated financial statements and notes included in Chemed's Annual Report on Form 10-K for the year ended December 31, 1999.

2. The Company's previously announced Exchange Offer, whereby stockholders were permitted to exchange up to 2,000,000 shares of capital stock for Mandatorily Redeemable Convertible Preferred Securities ("Trust Securities") of the wholly-owned Chemed Capital Trust ("Trust") on a one-for-one basis, was completed effective February 1, 2000. As a result 575,503 shares of capital stock were exchanged for the same number of Trust Securities with a redemption value of $15,538,581 ($27 per security).

     The Trust Securities pay an annual cash distribution of $2.00 per security (payable at the quarterly rate of $.50 per security commencing March 2000) and are convertible into capital stock at a price of $37 per security. The Trust Securities mature in 30 years and are callable three years after issuance.

     The sole assets of the Trust are Junior Subordinated Debentures ("Debentures") of the Company in the principal amount of $16,019,181. The Debentures mature in March 2030 and the interest rate on the Debentures is $2.00 per annum per $27 principal amount. In February 2000, the Company executed an Indenture relating to the Debentures, an Amended and Restated Declaration of Trust relating to the Trust Securities and a Guarantee Agreement for the benefit of the holders of the Trust Securities (collectively "Back-up Undertakings"). Considered together, the Back-up Undertakings constitute a full and unconditional guarantee by the Company of the Trust's obligations under the Trust Securities.


                                     Page 6 of 12
3. Sales and service revenues and aftertax earnings by business segment follow (in thousands):

                                               Three Months Ended
                                                    March 31,
                                               -------------------
                                                 2000         1999
                                               -------      --------
     Sales and Service
        Revenues
     -----------------
     Roto-Rooter                               $ 67,724     $ 56,206
     Patient Care                                32,909       30,212
     Service America                             18,754       17,661
     Cadre Computer                               2,147        1,656
                                               --------      -------
       Total                                   $121,534     $105,735
                                               ========     ========

     Aftertax Earnings
     ----------------
     Roto-Rooter                               $  4,669     $  3,197
     Patient Care                                   403(a)       652
     Service America                                320          539
     Cadre Computer                                  42            4
                                               --------     --------
       Total segment earnings                     5,434        4,392

     Corporate
        Gains on sales of
          investments                               677        1,934
        Overhead                                 (1,363)      (1,302)
        Net investing and financing
        income/(expense)                            154          331
                                               --------     --------
            Net income                         $  4,902     $  5,355
                                               ========     ========
     ------------------
     (a) Includes aftertax income from favorable adjustments to prior years' cost reports ($130,000) and net adjustments to the allowance for doubtful accounts ($94,000).

4. Earnings per common share are computed using the weighted average number of shares of capital stock outstanding.
     Diluted earnings per common share are computed as follows on the next page (in thousands except per share data):






                                     Page 7 of 12
                                               Three Months Ended
                                                    March 31,
                                               -------------------
                                                2000         1999
                                               -------      -------
     Reported income                           $ 4,902      $ 5,355
     Aftertax interest on Trust
       Securities (a)                                -            -
                                               -------      -------
     Adjusted income                           $ 4,902      $ 5,355
                                               =======      =======

     Average number of shares
        outstanding                             10,064       10,471
     Effect of conversion of the
       Trust Securities (a)                          -            -
     Effect of nonvested stock
       awards                                      106           43
     Effect of unexercised stock
       options                                       1            2
                                               -------      -------
     Average number of shares used
       to compute diluted earnings
       per common share                         10,171       10,516
                                               =======      =======

     Diluted earnings per common
       share                                   $   .48      $   .51
                                               =======      =======
     ------------------
     (a)    The impact of potential conversion of the Trust
            Securities is currently anti-dilutive.

5. During the first quarter of 2000, the Company acquired two businesses in the Roto-Rooter segment for aggregate purchase prices of $10.5 million in cash. These operations provide plumbing repair and sewer and drain cleaning services primarily to residential customers.

     Approximately $10.2 million of the purchase price was allocated to goodwill and is being amortized over forty years. The results of operations of the acquired businesses were not material in relation to the Company's results in 2000.

6. The Company had total comprehensive income/(loss) of $4,389,000 and $(2,136,000) for the three months ended
     March 31, 2000 and 1999, respectively. The difference between the Company's net income and comprehensive income relates to the cumulative unrealized appreciation/depreciation on its available-for-sale securities.
                                     Page 8 of 12
                     Item 2. Management's Discussion and Analysis
                   of Financial Condition and Results of Operations

Financial Condition
-------------------

             The decline in other current liabilities from $41.1 million at December 31, 1999 to $36.4 million at March 31, 2000 is due largely to the payment of liabilities for 1999 supplemental thrift and profit sharing contributions and
incentive compensation.   Also, the decline in stockholders'
equity from $212 million at December 31, 1999 to $199.5 million at March 31, 2000 is attributable primarily to the completion of the Company's Exchange Offer in February 2000. Under the Exchange Offer, approximately 576,000 shares of capital stock were exchanged for the same number of Mandatorily Redeemable Convertible Preferred Securities of the Chemed Capital Trust. The exchanged shares of capital stock were recorded in treasury stock. The Trust Securities are callable in three years and are redeemable in 2030.

             Vitas Healthcare Corporation ("Vitas"), the privately-held provider of hospice services to the terminally ill in which the Company carries an investment of $27 million of redeemable preferred stock, is continuing to explore long-term financing alternatives to increase its liquidity. As of March 31, 2000, preferred dividends of $715,000 remain in arrears. The Company is currently negotiating with Vitas concerning terms for repayment of the preferred stock and/or extension of the redemption date (currently April 1, 2000). Vitas' operating results and net income continue to meet its management's expectations. On the basis of current information, management believes the Company's investment in Vitas is fully recoverable and that no impairment exists.

             At March 31, 2000 Chemed had approximately $96.6 million of unused lines of credit with various banks. Management believes its liquidity and sources of capital are satisfactory for the Company's needs in the foreseeable future.













                                     Page 9 of 12
Results of Operations
---------------------

             Data relating to (a) the increase or decrease in service revenues and sales and (b) aftertax earnings as a percent of service revenues and sales for each segment are set forth below:

                     Service Revenues                  Aftertax Earnings
                        and Sales -                    as a % of Revenues
                        % Increase                      (Aftertax Margin)
                     ----------------                  - -----------------
                      2000 vs. 1999                      2000      1999
                     ----------------                  ------------------
Roto-Rooter               20 %                           6.9%      5.7%
Patient Care               9                             1.2       2.2
Service America            6                             1.7       3.1
    Total                 15                             4.5       4.2

             Service revenues and sales for the Roto-Rooter segment for the first quarter of 2000 totalled $67,724,000, an increase of 20% over the $56,206,000 recorded in the first quarter of 1999. Revenues of the plumbing services business and the drain cleaning business increased 17% and 23%, respectively, for the first quarter of 2000, as compared with revenues recorded in the first quarter of 1999. These revenues accounted for 40% and 43%, respectively, of Roto-Rooter's total service revenues and sales during the 2000 period. Excluding businesses acquired in 1999 and 2000, revenues of this segment increased 15% during the first quarter of 2000. The aftertax margin of the Roto-Rooter segment in the first quarter of 2000 was 6.9% as compared with 5.7% during the first quarter of 1999. This increase was attributable to a higher gross profit margin in 2000 and to operating leverage, as selling and marketing and general and administrative expenses increased at lesser rates than did service revenues and sales.

             Service revenues of the Patient Care segment increased 9% from $30,212,000 during the first quarter of 1999 to $32,909,000 in the first quarter of 2000. Excluding the revenues of businesses acquired in 1999, this revenue increase was 4%. During the first quarter of 2000, the aftertax margin of this segment declined from 2.2% during the first quarter of 1999 to 1.2% during the 2000 quarter, primarily as the result of higher general and administrative costs (as a percentage of service revenues) and higher interest costs. The increase in interest costs was attributable to the use of capital for acquisitions in 1999, increased working capital levels and higher interest rates in 2000. Favorable adjustments to prior years' cost reports and bad debt allowances in the 2000 quarter partially offset the impact of higher general and administrative and interest expenses.
                                     Page 10 of 12
             Service revenues and sales of the Service America segment increased 6% from $17,661,000 in the first quarter of 1999 to $18,754,000 in the first quarter of 2000. This revenue increase was highlighted by a 32% increase in the revenues of Service America's retail business, which accounted for approximately 25% of its overall sales in the 2000 period. The aftertax margin of this segment declined from 3.1% during the first quarter of 1999 to 1.7% during the first quarter of 2000. This decline was attributable primarily to a decline in the gross profit margin in 2000, largely as a result of higher overtime costs and higher material costs incurred in 2000.

             Income from operations increased from $5,792,000 in the first three months of 1999 to $7,539,000 during the first three months of 2000. This increase was attributable primarily to higher operating profit of the Roto-Rooter segment.

             Other income--net declined from $4,609,000 in the first quarter of 1999 to $2,396,000 in the first quarter of 2000, primarily as a result of lower investment gains recorded in the 2000 period. During the first quarter of 2000 the Company recorded gains on the sales of investments aggregating $951,000 as compared with $3,068,000 during the first quarter of 1999.
Lower interest income for 2000 as compared with the 1999 first quarter also contributed to the decline in other income.

             The Company's effective income tax rate during the first quarter of 2000 was 37.7% as compared with 39.2% during the first three months of 1999. This decline is due primarily to lower effective state and local income tax rates in the 2000 first quarter.

             Net income during the first quarter of 2000 totalled $4,902,000 ($.49 per share) as compared with $5,355,000 ($.51 per share) in the first quarter of 1999. This decline was attributable primarily to larger gains on the sales of investments in the 1999 period. Excluding gains on the sales of investments in both periods, net income for the first quarter of 2000 totalled $.42 per share as compared with $.33 per share during the first quarter of 1999.












                                     Page 11 of 12
                             PART II -- OTHER INFORMATION
                             ----------------------------

Item 6.     Exhibits and Reports on Form 8-K

    (a)     Exhibits
           --------

            Exhibit         SK 601                                     Page
              No.          Ref. No.        Description                 No.
            -------        --------        ------------------          -------
              1              (27)          Financial Data
                                           Schedule                     E-1





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

Dated:   May 10, 2000                      By   Naomi C. Dallob
         ----------------------               -------------------------
                                                Naomi C. Dallob, Vice
                                                President and Secretary


Dated:   May 10, 2000                      By   Arthur V. Tucker, Jr.
         ----------------------               -------------------------
                                                Arthur V. Tucker, Jr.
                                                Vice President and
                                                Controller (Principal
                                                Accounting Officer)











                                     Page 12 of 12