Form 10-Q
period 2000-06-30
CHEMED CORP
filed 2000-08-09
CIK 19584

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

For Quarter Ended June 30, 2000

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


Class                         Amount                               Date

Capital Stock                  9,869,800 Shares                    July 31, 2000
$1 Par Value
-------------------------------------------------------------------
-------------------------------------------------------------------


                                            Page 1 of 15



                                     CHEMED CORPORATION AND
                                      SUBSIDIARY COMPANIES



                                              Index

                                                                              Page No.

PART I.    FINANCIAL INFORMATION:
   Item 1.  Financial Statements
           Consolidated Balance Sheet -
              June 30, 2000 and
              December 31, 1999                                                       3

           Consolidated Statement of Income -
              Three months and six months ended
              June 30, 2000 and 1999                                                  4

           Consolidated Statement of Cash Flows -
              Six months ended
              June 30, 2000 and 1999                                                  5

           Notes to Unaudited Financial Statements                                6 - 8


   Item 2.  Management's Discussion and Analysis of
                 Financial Condition and Results of
                  Operations                                                     9 - 13

PART II.   OTHER INFORMATION                                                    14 - 15
















                                          Page 2 of 15

                                         PART I. FINANCIAL INFORMATION
                                         Item 1. Financial Statements
                                  CHEMED CORPORATION AND SUBSIDIARY COMPANIES
                                          CONSOLIDATED BALANCE SHEET
                                (in thousands except share and per share data)
                                                   UNAUDITED

                                                                             June 30,      December 31,
                                                                               2000           1999
                                                                            ----------     ----------
ASSETS
Current assets
   Cash and cash equivalents                                                $   14,522     $   17,282
   Accounts receivable, less allowances of $4,783
      (1999 - $4,554)                                                           54,875         55,889
   Inventories                                                                  10,267          9,794
   Statutory deposits                                                           14,483         14,254
   Other current assets                                                         17,193         14,583
                                                                            ----------     ----------
          Total current assets                                                 111,340        111,802
Other investments                                                               34,386         37,849
Properties and equipment, at cost less accumulated
   depreciation of $60,198 (1999 - $55,410)                                     72,723         71,728
Identifiable intangible assets less accumulated
   amortization of $7,150 (1999 - $6,558)                                       12,174         12,597
Goodwill less accumulated amortization of $29,031
   (1999 - $26,545)                                                            171,190        163,257
Other assets                                                                    26,078         24,070
                                                                            ----------     ----------
          Total Assets                                                      $  427,891     $  421,303
                                                                            ==========     ==========
LIABILITIES
Current liabilities
   Accounts payable                                                         $    9,720     $   11,246
   Current portion of long-term debt                                            26,125         11,719
   Income taxes                                                                  9,071          8,714
   Deferred contract revenue                                                    26,660         25,630
   Other current liabilities                                                    38,059         41,119
                                                                            ----------     ----------
          Total current liabilities                                            109,635         98,428
Long-term debt                                                                  68,522         78,580
Other liabilities                                                               31,454         32,251
                                                                            ----------     ----------
          Total Liabilities                                                    209,611        209,259
                                                                            ----------     ----------

MANDATORILY REDEEMABLE CONVERTIBLE PREFERRED SECURITIES
   OF THE CHEMED CAPITAL TRUST                                                  15,296              -
                                                                            ----------     ----------

STOCKHOLDERS' EQUITY
Capital stock-authorized 15,000,000 shares $1 par;
   issued 13,890,791 shares (1999 - 13,664,892 shares)                          13,891         13,665
Paid-in capital                                                                170,641        164,549
Retained earnings                                                              153,326        144,322
Treasury stock - 3,999,045 shares
  (1999 - 3,268,783 shares), at cost                                          (119,475)       (99,437)
Unearned compensation                                                          (19,439)       (17,056)
Deferred compensation payable in company stock                                   5,468          5,340
Accumulated other comprehensive income                                           1,377          3,392
Notes receivable for shares sold                                                (2,805)        (2,731)
                                                                            ----------     ----------
          Total Stockholders' Equity                                           202,984        212,044
                                                                            ----------     ----------
          Total Liabilities and Stockholders' Equity                        $  427,891     $  421,303
                                                                            ==========     ==========

                           See accompanying notes to unaudited financial statements.

                                      Page 3 of 15



                                  CHEMED CORPORATION AND SUBSIDIARY COMPANIES
                                       CONSOLIDATED STATEMENT OF INCOME
                                                   UNAUDITED
                                     (in thousands except per share data)

                                                     Three Months Ended            Six Months Ended
                                                           June 30,                    June 30,
                                                    ---------------------        --------------------
                                                       2000        1999            2000        1999
                                                    ---------   ---------        --------    --------
Service revenues and sales                          $125,218    $111,385         $246,752    $217,120
                                                    --------    --------         --------    --------

Cost of services provided and cost of goods sold      75,874      68,373          150,001     133,432
Selling and marketing expenses                        11,288      10,190           22,552      20,169
General and administrative expenses                   24,923      23,526           49,769      45,401
Depreciation                                           3,950       3,097            7,708       6,127
                                                    --------    --------         --------    --------
          Total costs and expenses                   116,035     105,186          230,030     205,129
                                                    --------    --------         --------    --------

Income from operations                                 9,183       6,199           16,722      11,991
Interest expense                                      (1,787)     (1,507)          (3,569)     (3,101)
Distributions on preferred securities                   (286)          -             (574)          -
Other income - net                                     2,793       3,735            5,189       8,344
                                                    --------    --------         --------    --------

Income before income taxes                             9,903       8,427           17,768      17,234
Income taxes                                          (3,790)     (3,313)          (6,753)     (6,765)
                                                    --------    --------         --------    --------
Net Income                                          $  6,113    $  5,114         $ 11,015    $ 10,469
                                                    ========    ========         ========    ========


Earnings Per Common Share

          Net income                                $    .62    $    .49         $   1.11    $   1.00
                                                    ========    ========         ========    ========
          Average number of shares outstanding         9,797      10,473            9,931      10,473
                                                    ========    ========         ========    ========

Diluted Earnings Per Common Share

          Net income                                $    .61    $    .49         $   1.10    $   1.00
                                                    ========    ========         ========    ========
          Average number of shares outstanding        10,295      10,512           10,353      10,515
                                                    ========    ========         ========    ========


Cash Dividends Paid Per Share                       $    .10    $    .53         $    .20    $   1.06
                                                    ========    ========         ========    ========



                             See accompanying notes to unaudited financial statements.

                             CHEMED CORPORATION AND SUBSIDIARY COMPANIES
                                CONSOLIDATED STATEMENT OF CASH FLOWS
                                              UNAUDITED
                                           (in thousands)

                                                                                    Six months Ended
                                                                                        June 30,
                                                                                 ---------------------
                                                                                    2000        1999*
                                                                                 ---------   ---------
Cash Flows From Operating Activities
       Net income                                                                $  11,015   $10,469
       Adjustments to reconcile net income to net cash
          provided by operating activities:
                  Depreciation and amortization                                     11,837     9,820
                  Gains on sale of investments                                      (2,662)   (4,662)
                  Provision for uncollectible accounts receivable                      990       155
                  Provision for deferred income taxes                                  525      (125)
                  Changes in operating assets and liabilities,
                    excluding amounts acquired in business
                    combinations
                      Increase in accounts receivable                                  (26)   (5,780)
                      Increase in inventories and other current
                        assets                                                      (3,440)     (402)
                      (Increase)/decrease in statutory deposits                       (229)      657
                      Increase/(decrease) in accounts payable, deferred
                        contract revenue and other current liabilities              (1,431)      703
                      Increase in income taxes                                         963       570
                      Other - net                                                       77    (1,166)
                                                                                 ---------   ---------
          Net cash provided by operating activities                                 17,619    10,239
                                                                                 ---------   ---------

Cash Flows From Investing Activities
       Capital expenditures                                                        (11,345)  (13,168)
       Business combinations--net of cash acquired                                  (8,805)  (11,215)
       Proceeds from sale of investments                                             3,424     7,702
       Net outflows from discontinued operations                                    (1,857)   (1,426)
       Purchase of investments                                                        (350)     (297)
       Other - net                                                                     226     2,012
                                                                                 ---------   ---------
          Net cash used by investing activities                                    (18,707)  (16,392)
                                                                                 ---------   ---------
Cash Flows From Financing Activities
       Proceeds from issuances of long-term debt                                     5,000         -
       Purchase of treasury stock                                                   (4,501)     (289)
       Dividends paid                                                               (2,020)  (11,233)
       Retirement of long-term debt                                                    (84)   (1,479)
       Other - net                                                                     (67)      370
                                                                                 ---------   ---------
          Net cash provided/(used) by financing activities                          (1,672)  (12,631)
                                                                                 ---------   ---------

Increase/(Decrease) In Cash And Cash Equivalents                                    (2,760)  (18,784)
Cash and cash equivalents at beginning of period                                    17,282    41,358
                                                                                 ---------   ---------

Cash and cash equivalents at end of period                                       $  14,522   $22,574
                                                                                 =========   =========

                               * Reclassified to conform to current year presentation.
                              See accompanying notes to unaudited financial statements.

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

3. Sales and service revenues and aftertax earnings by business segment follow (in thousands):

                                         Three Months Ended        Six Months Ended
                                               June 30,               June 30,
                                        --------------------     --------------------
                                          2000        1999         2000       1999
                                        --------    --------     --------   --------
      Revenues
      -----------------
      Roto-Rooter                       $ 69,806    $ 58,591     $137,530   $114,797
      Patient Care                        33,689      32,157       66,598     62,369
      Service America                     19,461      18,662       38,215     36,323
      Cadre Computer                       2,262       1,975        4,409      3,631
                                        --------     -------     --------   --------
        Total                           $125,218    $111,385     $246,752   $217,120
                                        ========    ========     ========   ========

      Aftertax Earnings
      ----------------
      Roto-Rooter                       $  4,920    $  3,349     $  9,589   $  6,546
      Patient Care                           549         972          952      1,624
      Service America                        521         671          841      1,210
      Cadre Computer                          68          22          110         26
                                        --------    --------     --------   --------
        Total segment earnings             6,058       5,014       11,492      9,406

      Corporate
         Gains on sales of
           investments                     1,122       1,026        1,799      2,960
         Overhead                         (1,209)     (1,249)      (2,572)    (2,551)
         Net investing and financing
         income/(expense)                    142         323          296        654
                                        --------    --------     --------   --------
              Net income                $  6,113    $  5,114     $ 11,015   $ 10,469
                                        ========    ========     ========   ========

4. Earnings per common share are computed using the weighted average number of shares of capital stock outstanding.
      Diluted earnings per common share are computed as follows on the next page (in thousands except per share data):

                                        Three Months Ended         Six Months Ended
                                             June 30,                  June 30,
                                        -------------------      --------------------
                                         2000        1999         2000       1999
                                        -------     -------      -------    -------
      Reported income                   $ 6,113     $ 5,114      $11,015    $10,469
      Aftertax interest on Trust
        Securities                          190           -          379          -
                                        -------     -------      -------    -------
      Adjusted income                   $ 6,303     $ 5,114      $11,394    $10,469
                                        =======     =======      =======    =======

      Average number of shares
         outstanding                      9,797      10,473        9,931     10,473
      Effect of conversion of the
        Trust Securities                    419           -          347          -
      Effect of nonvested stock
        awards                               78          38           74         41
      Effect of unexercised stock
        options                               1           1            1          1
                                        -------     -------      -------    -------
      Average number of shares used
        to compute diluted earnings
        per common share                 10,295      10,512       10,353     10,515
                                        =======     =======      =======    =======

      Diluted earnings per common
        share                           $   .61     $   .49      $  1.10    $  1.00
                                        =======     =======      =======    =======

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

6. The Company had total comprehensive income of $4,611,000, $2,481,000, $9,000,000 and $345,000 for the three months and six months ended June 30, 2000 and 1999, respectively. The difference between the Company's net income and comprehensive income relates to the cumulative unrealized appreciation/depreciation on its available-for-sale securities.

                          Item 2. Management's Discussion and Analysis
                        of Financial Condition and Results of Operations

Financial Condition
-------------------

               The increase in the current portion of long-term debt from $11.7 million at December 31, 1999 to $26.1 million at
June 30, 2000 is attributable to the reclassification of the Company's borrowings under its revolving credit agreement with
Bank of America.  The Company is currently negotiating an
extension of this credit agreement which expires in June 2001.
Also, the decline in stockholders' equity from $212 million at December 31, 1999 to $203 million at June 30, 2000 is attributable primarily to the completion of the Company's
Exchange Offer in February 2000. Under the Exchange Offer, approximately 576,000 shares of capital stock were exchanged for
the same number of Trust Securities.   The exchanged shares of
capital stock were recorded in treasury stock.  The Trust
Securities are callable in three years and are redeemable in 2030.

               Vitas Healthcare Corporation ("Vitas"), the privately-held provider of hospice services to the terminally ill in which the Company carries an investment of $27 million of redeemable preferred stock, is continuing to explore long-term financing alternatives to increase its liquidity. During June 2000, Vitas paid the $715,000 in dividends which were in arrears at March 31, 2000 and made timely payment of the July 2000 dividend. The
Company is currently negotiating with Vitas concerning terms for repayment of the preferred stock and/or extension of the redemption date (currently May 1, 2001). Vitas' operating results and net income continue to meet its management's expectations. On the basis of current information, management believes the Company's investment in Vitas is fully recoverable and that no impairment exists.

               At June 30, 2000 Chemed had approximately $92.4 million of unused lines of credit with various banks. Management believes its liquidity and sources of capital are satisfactory for the Company's needs in the foreseeable future.

Results of Operations
---------------------

               Data relating to (a) the increase or decrease in service revenues and sales and (b) aftertax earnings as a percent of service revenues and sales for each segment are set forth below:

                        Service Revenues               Aftertax Earnings
                           and Sales -                 as a % of Revenues
                           % Increase                  (Aftertax Margin)
                        ----------------               ------------------
                         2000 vs. 1999                   2000      1999
                        ----------------               ------------------
Three Months Ended
     June 30,
------------------
Roto-Rooter                   19 %                        7.0%      5.7%
Patient Care                   5                          1.6       3.0
Service America                4                          2.7       3.6
Cadre Computer                15                          3.0       1.1
    Total                     12                          4.8       4.5


Six Months Ended
   June 30,
------------------
Roto-Rooter                   20 %                        7.0%      5.7%
Patient Care                   7                          1.4       2.6
Service America                5                          2.2       3.3
Cadre Computer                21                          2.5       0.7
    Total                     14                          4.7       4.3


Second Quarter 2000 versus Second Quarter 1999
----------------------------------------------
               Service revenues and sales of the Roto-Rooter segment for the second quarter of 2000 totaled $69,806,000, an increase of 19% over the $58,591,000 recorded in the second quarter of 1999. Revenues of the drain cleaning business and the plumbing services business increased 24% and 17%, respectively, for the second quarter of 2000, as compared with revenues for 1999.
These revenues account for 42% and 41%, respectively, of Roto-Rooter's total revenues and sales. Excluding businesses acquired in 1999 and 2000, revenues for the second quarter of 2000 increased 14% over revenues recorded in 1999. The aftertax margin of this segment during the second quarter of 2000 was 7.0% as compared with 5.7% during the second quarter of 1999. This increase is attributable to operating leverage as expenses increased at a slower rate than revenues and to a lower effective tax rate in 2000.
Page 10 of 15

               Service revenues of the Patient Care segment increased 5% from $32,157,000 in the second quarter of 1999 to $33,689,000 in the second quarter of 2000. The aftertax margin of this segment declined from 3.0% in the second quarter of 1999 to 1.6% in the second quarter of 2000, as the result of higher interest costs and higher cost of services (as a percent of revenues) in 2000. The higher interest costs are attributable to higher working capital requirements and higher interest rates in 2000 and to the expenditure of cash for business combinations in 1999. Higher cost of services are attributable primarily to higher wage costs in 2000.

               Service revenues and sales of the Service America segment increased 4% from $18,662,000 in the second quarter of 1999 to $19,461,000 in the second quarter of 2000. This increase is attributable to a 30% increase in revenues of Service America's retail business which accounts for approximately 30% of its total revenues. The aftertax margin of this segment declined from 3.6% in the 1999 quarter to 2.7% in the 2000 quarter. This decline is primarily attributable to higher health insurance costs, higher workers' compensation costs and higher fuel costs in 2000.

               Income from operations increased from $6,199,000 in the second quarter of 1999 to $9,183,000 in the second quarter of 2000 primarily due to the higher operating profit of the Roto-
Rooter segment.

               Interest expense increased from $1,507,000 during the second quarter of 1999 to $1,787,000 in the second quarter of 2000 due to increased borrowings to fund acquisitions under the Company's revolving credit agreement.


               Other income-net declined from $3,735,000 in the second quarter of 1999 to $2,793,000 in the second quarter of 2000 primarily as the result of lower unrealized gains in 2000 on assets held in excess benefit plans.

               The effective income tax rate during the second quarter of 2000 was 38.3% as compared with 39.3% during the second quarter of 1999. The decline is primarily attributable to a lower effective state and local income tax rate in 2000.

               Net income during the second quarter of 2000 totaled $6,113,000 ($.61 per diluted share) as compared with $5,114,000 ($.49 per diluted share) in the 1999 quarter. Excluding gains on the sales of investments in both periods, income for the second quarter of 2000 was $4,991,000 ($.50 per diluted share) as compared with $4,088,000 ($.39 per diluted share) for 1999.

Six Months Ended June 30, 2000 Versus June 30, 1999
---------------------------------------------------
               Service revenues and sales of the Roto-Rooter segment for the first six months of 2000 totaled $137,530,000, an increase of 20% over the $114,797,000 recorded in the second quarter of 1999.
Revenues of the drain cleaning business and the plumbing services business increased 24% and 17%, respectively, for the first six months of 2000, as compared with revenues for 1999. Excluding businesses acquired in 1999 and 2000, revenues for the first six months of 2000 increased 15% over revenues for 1999. The aftertax margin of the Roto-Rooter segment for the first six months of 2000 was 7.0% as compared with 5.7% for 1999. This increase is attributable to operating leverage as expenses increased at a slower rate than revenues and to a lower effective tax rate in the 2000 period.

               Service revenues of the Patient Care segment increased 7% from $62,369,000 in the first six months of 1999 to $66,598,000 in the first six months of 2000. Excluding revenues of businesses acquired in 1999, revenues increased 5% in 2000 as compared with revenues for 1999. The aftertax margin of this segment declined from 2.6% in the first six months of 1999 to 1.4% in 2000, largely as the result of higher interest costs (as a percent of revenues) in 2000. The higher interest costs are attributable to higher working capital requirements and interest rates in 2000, and to the expenditure of cash for business combinations in 1999.

               Service revenues and sales of the Service America segment increased 5% from $36,323,000 in the first six months of 1999 to $38,215,000 in the first six months of 2000. This increase was attributable to a 31% increase in revenues of Service America's retail business. The aftertax margin of this segment declined from 3.3% in the 1999 quarter to 2.2% in the 2000 quarter. This decline is primarily attributable to higher health insurance costs, higher workers' compensation costs and higher fuel costs in 2000.

               Income from operations increased from $11,991,000 in the first six months of 1999 to $16,722,000 in the first six months of 2000 primarily due to the higher operating profit of the Roto-Rooter segment.

               Interest expense increased from $3,101,000 during the first six months of 1999 to $3,569,000 in the first six months of 2000 due to increased borrowings to fund acquisitions under the Company's revolving credit agreement.

               Other income-net declined from $8,344,000 in the first six months of 1999 to $5,189,000 in the first six months of 2000 primarily as the result of lower gains on sales of investments and lesser unrealized gains on assets held in excess benefit plans in 2000.

The effective income tax rate during the first six months of 2000 was 38.0% as compared with 39.3% during the first six months of 1999. The decline is primarily attributable to a lower effective state and local income tax rate in 2000.

               Net income during the first six months of 2000 totaled $11,015,000 ($1.10 per diluted share) as compared with $10,469,000 ($1.00 per diluted share) in the 1999 period. Excluding gains on the sales of investments in both periods, income for the first six months of 2000 was $9,216,000 ($.92 per diluted share) as compared with $7,509,000 ($.71 per diluted share) for 1999.

PART II -- OTHER INFORMATION
----------------------------

Item 4.       Submission of Matters to a Vote of Security Holders
              ---------------------------------------------------

        (a)   Chemed held its Annual Meeting of Shareholders on May 15,
              2000.

        (b) The names of directors elected at this Annual Meeting are as follows:

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

        (c) The stockholders ratified the Board of Directors' selection of PricewaterhouseCoopers LLP as independent accountants for the Company and its consolidated subsidiaries for the year 2000. 9,150,428 votes were cast in favor of the proposal, 32,654 votes were cast against it, 23,468 votes abstained, and three were broker nonvotes.

        (d) The stockholders voted to amend Chemed Corporation's Certificate of Incorporation, as amended, authorizing the issuance of 700,000 shares of a new class of preferred stock. 6,051,718 votes were cast for the proposal, 1,039,793 votes were cast against it, 71,924 votes abstained, and 2,043 votes were broker non-votes.

              With respect to the election of directors, the number of votes cast for each nominee was as follows:

                                           Votes For          Votes Against
                                           ---------          -------------
              Edward L. Hutton             8,227,774               978,777
              Rick L. Arquilla             8,258,225               948,325
              James H. Devlin              8,258,228               948,323
              Charles H. Erhart, Jr.       8,236,937               969,614
              Joel F. Gemunder             8,257,398               949,152
              Patrick P. Grace             8,254,010               952,541
              Thomas C. Hutton             8,254,776               951,774
              Walter L. Krebs              8,245,025               961,525
              Sandra E. Laney              8,256,157               950,393
              Spencer S. Lee               8,259,753               946,797
              Kevin J. McNamara            8,258,660               947,890

           John M. Mount                   8,257,407               949,143
           Timothy S. O'Toole              8,258,723               947,827
           Donald E. Saunders              8,254,886               951,664
           Paul C. Voet                    8,172,916             1,033,635
           George J. Walsh, III            8,259,063               947,488


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

Dated:     August 10, 2000                      By   Naomi C. Dallob
           ----------------------                  -------------------------
                                                     Naomi C. Dallob, Vice
                                                     President and Secretary


Dated:     August 10, 2000                      By   Arthur V. Tucker, Jr.
           ----------------------                  -------------------------
                                                     Arthur V. Tucker, Jr.
                                                     Vice President and
                                                     Controller (Principal
                                                     Accounting Officer)