Form 10-Q
period 2000-09-30
CHEMED CORP
filed 2000-11-07
CIK 19584

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

For Quarter Ended September 30, 2000

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

Class               Amount                  Date

Capital Stock       10,010,141 Shares       October 31, 2000
$1 Par Value
-----------------------------------------------------------------
-----------------------------------------------------------------

                                  Page 1 of 14

                                              CHEMED CORPORATION AND
                                               SUBSIDIARY COMPANIES

                                                       Index

                                                                  Page No.

PART I.    FINANCIAL INFORMATION:

    Item 1.  Financial Statements
             Consolidated Balance Sheet -
                September 30, 2000
                December 31, 1999                                         3

             Consolidated Statement of Income -
                Three months and nine months ended
                September 30, 2000 and 1999                               4

             Consolidated Statement of Cash Flows
                Nine months ended
                September 30, 2000 and 1999                               5

             Notes to Unaudited Financial Statements                  6 - 8

    Item 2.  Management's Discussion and Analysis of
                   Financial Condition and Results of
                    Operations                                       9 - 13

PART II.   OTHER INFORMATION                                             14

                                  Page 2 of 14

                          PART I. FINANCIAL INFORMATION
                          Item 1. Financial Statements
                   CHEMED CORPORATION AND SUBSIDIARY COMPANIES
                           CONSOLIDATED BALANCE SHEET
                 (in thousands except share and per share data)
                                    UNAUDITED
                                                                   September 30,      December 31,
                                                                       2000               1999
                                                                   -------------      ------------
ASSETS
Current assets
   Cash and cash equivalents                                       $   8,153          $  17,282
   Accounts receivable, less allowances of $4,532
              (1999 - $4,554)                                         54,029             55,889
   Inventories                                                        10,540              9,794
   Statutory deposits                                                 14,615             14,254
   Other current assets                                               18,281             14,583
                                                                   ----------         ----------
                Total current assets                                 105,618            111,802
Other investments                                                     36,540             37,849
Properties and equipment, at cost less accumulated
   depreciation of $62,662 (1999 - $55,410)                           73,141             71,728
Identifiable intangible assets less accumulated
   amortization of $7,448 (1999 - $6,558)                             11,875             12,597
Goodwill less accumulated amortization of $30,278
   (1999 - $26,545)                                                  170,611            163,257
Other assets                                                          25,595             24,070
                                                                   ----------         ----------
                Total Assets                                       $ 423,380          $ 421,303
                                                                   ==========         ==========
LIABILITIES
Current liabilities
   Accounts payable                                                $   9,595          $  11,246
   Current portion of long-term debt                                  14,125             11,719
   Income taxes                                                       11,161              8,714
   Deferred contract revenue                                          26,339             25,630
   Other current liabilities                                          38,853             41,119
                                                                   ----------         ----------
                Total current liabilities                            100,073             98,428
Long-term debt                                                        68,516             78,580
Other liabilities                                                     31,341             32,251
                                                                   ----------         ----------
                Total Liabilities                                    199,930            209,259
                                                                   ----------         ----------
MANDATORILY REDEEMABLE CONVERTIBLE PREFERRED
             SECURITIES OF THE CHEMED CAPITAL TRUST                   15,067                  -
                                                                   ----------         ----------
STOCKHOLDERS' EQUITY
Preferred stock-authorized 700,000 shares without par
      value; none issued
Capital stock-authorized 15,000,000 shares $1 par;
   issued 13,888,921 (1999 - 13,664,892) shares                       13,889             13,665
Paid-in capital                                                      170,525            164,549
Retained earnings                                                    156,963            144,322
Treasury stock-4,030,140(1999 - 3,268,783) shares, at cost          (120,368)           (99,437)
Unearned compensation                                                (18,064)           (17,056)
Deferred compensation payable in company stock                         5,493              5,340
Accumulated other comprehensive income                                 2,790              3,392
Notes receivable for shares sold                                      (2,845)            (2,731)
                                                                   ----------         ----------
                Total Stockholders' Equity                           208,383            212,044
                                                                   ----------         ----------
                Total Liabilities and Stockholders' Equity         $ 423,380          $ 421,303
                                                                   ==========         ==========

            See accompanying notes to unaudited financial statements.

                                  Page 3 of 14

                   CHEMED CORPORATION AND SUBSIDIARY COMPANIES
                        CONSOLIDATED STATEMENT OF INCOME
                                    UNAUDITED
                      (in thousands except per share data)

                                                   Three Months Ended       Nine Months Ended
                                                      September 30,           September 30,
                                                   ------------------       ------------------
                                                     2000      1999           2000      1999
                                                   --------  --------       --------  --------
Service revenues and sales                         $123,781  $114,428       $370,533  $331,548
                                                   --------  --------       --------  --------
Cost of services provided and
     cost of goods sold                              74,538    70,038        224,539   203,470
Selling and marketing expenses                       13,378    10,413         35,930    30,582
General and administrative expenses                  24,253    22,710         74,022    68,111
Depreciation                                          3,775     3,423         11,483     9,550
                                                   --------  --------       --------  --------
         Total costs and expenses                   115,944   106,584        345,974   311,713
                                                   --------  --------       --------  --------

Income from operations                                7,837     7,844         24,559    19,835
Interest expense                                     (1,664)   (1,448)        (5,233)   (4,549)
Distributions on preferred securities                  (282)        -           (856)        -
Other income, net                                     1,916     1,128          7,105     9,472
                                                   --------  --------       --------  --------
Income before income taxes                            7,807     7,524         25,575    24,758
Income taxes                                         (3,172)   (3,112)        (9,925)   (9,877)
                                                   --------  --------       --------  --------
Net Income                                         $  4,635  $  4,412       $ 15,650  $ 14,881
                                                   ========  ========       ========  ========

Earnings Per Common Share
     Net income                                    $    .48  $    .42       $   1.59  $   1.42
                                                   ========  ========       ========  ========
     Average number of shares
      outstanding                                     9,742    10,480          9,867    10,476
                                                   ========  ========       ========  ========

Diluted Earnings per Common Shares
     Net income                                    $.   .47  $    .42       $   1.57  $   1.41
                                                   ========  ========       ========  ========
     Average number of shares
      outstanding                                    10,253    10,527         10,319    10,519
                                                   ========  ========       ========  ========

Cash Dividends Paid Per Share                      $    .10  $    .53       $    .30  $   1.59
                                                   ========  ========       ========  ========

            See accompanying notes to unaudited financial statements.

                                  Page 4 of 14

                   CHEMED CORPORATION AND SUBSIDIARY COMPANIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                    UNAUDITED
                                 (in thousands)

                                                                           Nine Months Ended
                                                                             September 30,
                                                                         ---------------------
                                                                           2000         1999*
                                                                         ---------    --------
Cash Flows From Operating Activities
     Net income                                                          $ 15,650     $ 14,881
       Adjustments to reconcile net income to net cash
       provided by operating activities:
         Depreciation and amortization                                     17,673       15,014
         Gains on sale of investments                                      (2,662)      (4,662)
         Provision for deferred income taxes                                1,206          445
         Provision for uncollectible accounts receivable                    1,202          231
         Changes in operating assets and liabilities,
           excluding amounts acquired in business combinations
              (Increase)/decrease in accounts receivable                      608       (8,843)
              (Increase)/decrease in inventories and other
                current assets                                             (4,822)         691
              (Increase)/decrease in statutory deposits                      (361)       2,548
              Increase/(decrease) in accounts payable, deferred
                contract revenue and other current liabilities               (930)       3,070
              Increase/(decrease) in income taxes                           3,376       (3,927)
          Other - net                                                         959         (413)
                                                                         ---------    ---------
         Net cash provided by operating activities                         31,899       19,035
                                                                         ---------    ---------
Cash Flows From Investing Activities
     Capital expenditures                                                 (13,285)     (18,031)
     Business combinations--net of cash acquired                          (12,495)     (15,811)
     Proceeds from sale of investments                                      3,424        7,702
     Net outflows from discontinued operations                             (2,804)      (2,009)
     Other-net                                                                 10        1,802
                                                                         ---------    ---------
         Net cash used by investing activities                            (25,150)     (26,347)
                                                                         ---------    ---------
Cash Flows From Financing Activities
     Repayment of long-term debt                                           (7,090)      (1,700)
     Purchase of treasury stock                                            (5,395)        (694)
     Dividends paid                                                        (3,022)     (16,853)
     Proceeds from long-term debt                                               -        5,000
     Other - net                                                             (371)         398
                                                                         ---------    ---------
         Net cash used by financing activities                            (15,878)     (13,849)
                                                                         ---------    ---------
Decrease In Cash And Cash Equivalents                                      (9,129)     (21,161)
Cash and cash equivalents at beginning of period                           17,282       41,358
                                                                         ---------    ---------
Cash and cash equivalents at end of period                               $  8,153     $ 20,197
                                                                         =========    =========

                 *Reclassified to conform to 2000 presentation.
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

2.      The Company's Exchange Offer, whereby stockholders were
        permitted to exchange up to 2,000,000 shares of capital stock for Mandatorily Redeemable Convertible Preferred Securities
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

                                  Page 6 of 14

3.      Sales and service revenues and aftertax earnings by business segment follow below (in thousands):

                                       Three Months Ended          Nine Months Ended
                                          September 30,               September 30,
                                      -------------------         -------------------
                                        2000      1999              2000       1999
                                      --------  ---------         --------  ---------
     Revenues
-----------------
Roto-Rooter                           $ 68,678  $ 62,160          $206,208  $176,957
Patient Care                            34,498    31,969           101,096    94,338
Service America                         18,476    18,695            56,691    55,018
Cadre Computer                           2,129     1,604             6,538     5,235
                                      --------   -------          --------  --------
   Total                              $123,781  $114,428          $370,533  $331,548
                                      ========  ========          ========  ========

Aftertax Earnings
----------------
Roto-Rooter                           $  5,084  $  3,820          $ 14,673  $ 10,366
Patient Care                               487       941             1,439     2,565
Service America                            186       669             1,027     1,879
Cadre Computer                             (73)     (108)               37       (82)
                                      --------  --------          --------  --------
   Total segment earnings                5,684     5,322            17,176    14,728

Corporate
   Gains on sales of investments             -         -             1,799     2,960
   Overhead                             (1,154)   (1,220)           (3,726)   (3,771)
   Net investing and financing
     income                                105       310               401       964
                                      --------  --------          --------  --------
     Net income                       $  4,635  $  4,412          $ 15,650  $ 14,881
                                      ========  ========          ========  ========

4.     Earnings per common share are computed using the weighted
       average number of shares of capital stock outstanding.
       Diluted earnings per common share are computed as follows (in thousands except per share data):

                                            Three Months Ended        Nine Months Ended
                                              September 30,              September 30,
                                            ------------------       ------------------
                                             2000        1999         2000        1999
                                            -------    -------       -------    -------
Reported income                             $ 4,635    $ 4,412       $15,650    $14,881
Aftertax interest on Trust Securities           196          -           575          -
                                            -------    -------       -------    -------
Adjusted income                             $ 4,831    $ 4,412       $16,225    $14,881
                                            =======    =======       =======    =======

Average number of shares outstanding          9,742     10,480         9,867     10,476
Effect of conversion of the
  Trust Securities                              413          -           370          -
Effect of nonvested stock awards                 97         45            81         42
Effect of unexercised stock options               1          2             1          1
                                            -------    -------       -------    -------
Average number of shares used to
  compute diluted earnings per
  common share                               10,253     10,527        10,319     10,519
                                            =======    =======       =======    =======

Diluted earnings per common share           $   .47    $   .42       $  1.57    $  1.41
                                            =======    =======       =======    =======

                                  Page 7 of 14

5.     During the first nine months of 2000, the Company acquired three businesses in the Roto-Rooter segment for aggregate
       purchase prices of $11.5 million in cash.  These operations provide plumbing repair and sewer and drain cleaning services primarily to residential customers.

       Approximately $11.2 million of the purchase price was
       allocated to goodwill and is being amortized over forty
       years.  The results of operations of the acquired businesses were not material in relation to the Company's results in
       2000.

6.     The Company's comprehensive income is presented below (in
       thousands):

                                                 Three Months Ended        Nine Months Ended
                                                   September 30,              September 30,
                                                 ------------------        -----------------
                                                  2000        1999          2000       1999
                                                 -------    -------        -------   -------
Net income                                       $ 4,635    $ 4,412        $15,650   $14,881
                                                 -------    -------        -------   -------
Other comprehensive income/(loss) net of
   income tax -
       Unrealized holding gains/(losses) on
         available-for-sale securities             1,413       (791)         1,197    (7,955)
       Less reclassification adjustments for
         gains included in net income                  -          -         (1,799)   (2,960)
                                                 -------    -------        -------   -------
       Total                                       1,413       (791)          (602)  (10,915)
                                                 -------    -------        -------   -------
Comprehensive income                             $ 6,048    $ 3,621        $15,048   $ 3,966
                                                 =======    =======        =======   =======

                                  Page 8 of 14

                  Item 2. Management's Discussion and Analysis
                of Financial Condition and Results of Operations

Financial Condition
-------------------
           The decline in cash and cash equivalents from $17.3 million at December 31, 1999 to $8.2 million at September 30, 2000 is primarily due to the completion of purchase business combinations for cash in the first nine months of 2000.  Also, the decline in stockholders' equity from $212 million at December 31, 1999 to $208 million at September 30, 2000 is attributable primarily to the completion of the Company's Exchange Offer in February 2000.  Under
the Exchange Offer, approximately 576,000 shares of capital stock
were exchanged for the same number of Trust Securities.   The
exchanged shares of capital stock were recorded in treasury stock.
The Trust Securities are callable in three years and are redeemable in 2030.

           Vitas Healthcare Corporation ("Vitas"), the privately held provider of hospice services to the terminally ill in which the
Company carries an investment of $27 million of redeemable preferred stock, is continuing to explore long-term financing alternatives to increase its liquidity. During July 2000, Vitas made a timely payment of the July 2000 dividend.  The Company is currently negotiating with Vitas concerning terms for repayment of the preferred stock and/or extension of the redemption date (currently
May 1, 2001).  Vitas' operating results and net income continue to meet its management's expectations.  On the basis of current information, management believes the Company's investment in Vitas is fully recoverable and that no impairment exists.

           At September 30, 2000, Chemed had approximately $104 million of unused lines of credit with various banks.  Management believes its liquidity and sources of capital are satisfactory for the
Company's needs in the foreseeable future.

Results of Operations
---------------------

           Data relating to (a) the increase or decrease in service
revenues and sales and (b) aftertax earnings as a percent of service revenues and sales for each segment follow:

                                  Page 9 of 14

                              Service Revenues         Aftertax Earnings
                                 and Sales -           as a % of Revenues
                                 % Increase             (Aftertax Margin)
                              ----------------         ------------------
                               2000 vs. 1999             2000      1999
                              ----------------         --------  --------
Three Months Ended
  September 30,
------------------
Roto-Rooter                            10%               7.4%      6.1%
Patient Care                            8                1.4       2.9
Service America                        (1)               1.0       3.6
Cadre Computer                         33               (3.4)     (6.7)
     Total                              8                4.6       4.7

Nine Months Ended
 September 30,
------------------
Roto-Rooter                            17%               7.1%      5.9%
Patient Care                            7                1.4       2.7
Service America                         3                1.8       3.4
Cadre Computer                         25                0.6      (1.6)
     Total                             12                4.6       4.4

Third Quarter 2000 versus Third Quarter 1999
--------------------------------------------
                Service revenues and sales of the Roto-Rooter segment for
the third quarter of 2000 totaled $68,678,000, an increase of 10%
over the $62,160,000 recorded in the third quarter of 1999.
Revenues of the drain cleaning business and the plumbing services business increased 19% and 11%, respectively, for the third quarter of 2000, as compared with revenues for 1999.  These revenues account for 40% and 43%, respectively, of Roto-Rooter's total revenues and sales.  Excluding businesses acquired in 1999 and 2000, revenues for the third quarter of 2000 increased 7% over revenues, recorded in
1999.  The aftertax margin of this segment during the third quarter of 2000 was 7.4% as compared with 6.1% during the third quarter of
1999.  This increase is attributable to operating leverage as expenses increased at a slower rate than revenues, and to a lower effective tax rate in 2000.

                  Service revenues of the Patient Care segment increased 8%
from $31,969,000 in the third quarter of 1999 to $34,498,000 in the third quarter of 2000.  The aftertax margin of this segment declined from 2.9% in the third quarter of 1999 to 1.4% in the third quarter of 2000, as the result of higher interest costs, higher workers'
compensation costs and higher cost of services (as a percent of revenues) in 2000.  The higher interest costs are attributable to higher working capital requirements and higher interest rates in

                                  Page 10 of 14

2000 and to the expenditure of cash for business combinations in
1999.  Higher cost of services are attributable primarily to higher labor costs in 2000.

                  Service revenues and sales of the Service America segment
declined 1% from $18,695,000 in the third quarter of 1999 to
$18,476,000 in the third quarter of 2000.  This decrease is
attributable to a 5% decline in revenues of Service America's repair service contract business which accounts for approximately 75% of its total revenues.  The aftertax margin of this segment declined from 3.6% in the 1999 quarter to 1.0% in the 2000 quarter.  This decline is primarily attributable to higher health insurance costs, higher workers' compensation costs and higher fuel costs in 2000.

                  Income from operations declined from $7,844,000 in the
third quarter of 1999 to $7,837,000 in the third quarter of 2000 due to higher expenses of excess benefit plans in the 2000 quarter, as the result of higher investment gains recorded on plan assets in
2000.  These expenses are offset entirely by investment gains recorded in other income-net.

                  Interest expense increased from $1,448,000 in the third
quarter of 1999 to $1,664,000 in the third quarter of 2000 due to increased borrowings to fund acquisitions under the Company's revolving credit agreement.

                  Other income-net increased from $1,128,000 in the third
quarter of 1999 to $1,916,000 in the third quarter of 2000, due to higher unrealized gains in 2000 on assets held in excess benefit plans, partially offset by lower interest income in 2000.

                  The effective income tax rate during the third quarter of
2000 was 40.6% as compared with 41.4% during the third quarter of
1999.  The decline is due primarily to a lower effective state and local tax rate in 2000.

                  Net income during the third quarter of 2000 totaled
$4,635,000 ($.47 per diluted share) as compared with $4,412,000
($.42 per diluted share) in the 1999 quarter.

Nine Months Ended September 30, 2000 versus September 30, 1999
--------------------------------------------------------------
                  Service revenues and sales of the Roto-Rooter segment for
the first nine months of 2000 totaled $206,208,000, an increase of
17% over the $176,957,000 recorded in the third quarter of 1999.
Revenues of the drain cleaning business and the plumbing services businesses increased 22% and 15%, respectively, for the first nine months of 2000, as compared with revenues for 1999.  Excluding

                                  Page 11 of 14

businesses acquired in 1999 and 2000, revenues for the first nine months of 2000 increased 12% over revenues for 1999.  The aftertax margin of the Roto-Rooter segment for the first nine months of 2000 was 7.1% as compared with 5.9% for 1999.  This increase is
attributable to operating leverage as expenses increased at a slower rate than revenues and to a lower effective tax rate in the 2000 period.

                  Service revenues for the Patient Care segment increased 7%
from $94,338,000 in the first nine months of 1999 to $101,096,000 in the first nine months of 2000.  Excluding revenues of businesses acquired in 1999, revenues increased 6% in 2000 as compared with revenues for 1999.  The aftertax margin of this segment declined from 2.7% in 1999 to 1.4% in 2000, largely as the result of higher interest costs, higher workers' compensation costs and higher labor
(as a percent of revenues) in 2000.

                  Service revenues and sales of the Service America segment
increased 3% from $55,018,000 in the first nine months of 1999 to
$56,691,000 in the first nine months of 2000.  This increase was attributable to a 24% increase in revenues of Service America's retail business.  The aftertax margin of this segment declined from
3.4% in the 1999 period to 1.8% in the 2000 period.  This decline is primarily attributable to higher health insurance costs, higher workers' compensation costs and higher fuel costs in 2000.

                  Income from operations increased from $19,835,000 during
the first nine months of 1999 to $24,559,000 during the comparable period of 2000, primarily due to higher operating profit of the
Roto-Rooter segment.

                  Interest expense increased from $4,549,000 during the
first nine months of 1999 to $5,233,000 during the first nine months of 2000 due to increased borrowings to fund acquisitions under the
Company's revolving credit agreement.

                  Other income-net declined from $9,472,000 during the first nine months of 1999 to $7,105,000 during 2000, as the result of lower gains on the sales of investments in 2000.

                  The effective income tax rate during the first nine months of 2000 was 38.8% as compared with 39.9% during the first nine months of 1999.  The decline is primarily attributable to a lower effective state and local income tax rate in 2000.

                  Net income during the first nine months of 2000 totaled
$15,650,000 ($1.57 per diluted share) as compared with $14,881,000
($1.41 per diluted share) in the 1999 period.  Excluding gains on the sales of investments in both period, income for the first nine months of 2000 was $13,851,000 ($1.40 per diluted share) as compared with $11,921,000 ($1.13 per diluted share) for 1999.

                                  Page 12 of 14

Safe Harbor Statement under the Private Securities Litigation Reform
Act of 1995 Regarding Forward-Looking Information
-------------------------------------------------------------------

                  This report contains statements which are subject to
certain known and unknown risks, uncertainties, contingencies and other factors that could cause actual results to differ materially from these statements and trends.  The Company's ability to deal with the unknown outcomes of these events, many of which are beyond the control of the Company, may affect the reliability of its projections and other financial matters.

                                  Page 13 of 14

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

Dated:  November 10, 2000                By   Naomi C. Dallob
         ---------------------              --------------------------
                                              Naomi C. Dallob
                                              Vice President and Secretary

Dated:  November 10, 2000                By   Arthur V. Tucker, Jr.
         ----------------------             -------------------------
                                              Arthur V. Tucker, Jr.
                                              Vice President and
                                              Controller (Principal
                                              Accounting Officer)

                                  Page 14 of 14