Form 10-K405
period 2000-12-31
CHEMED CORP
filed 2001-03-28
CIK 19584

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                 --------------

                                    FORM 10-K

[X}             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2000

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X

    The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing price of said stock on the New York Stock Exchange - Composite Transaction Listing on March 23, 2001 ($35.00 per share), was $328,481,300.

                       DOCUMENTS INCORPORATED BY REFERENCE

           Document                                        Where Incorporated
           --------                                        ------------------

2000 Annual Report to Stockholders (Specified Portions)    Parts I, II and IV
Proxy Statement for Annual Meeting                         Part III
to be held May 21, 2001.

                               CHEMED CORPORATION

                          2000 FORM 10-K ANNUAL REPORT

                                Table of Contents

                                                                            Page

                                     PART I

Item 1.  Business............................................................. 1
Item 2.  Properties........................................................... 6
Item 3.  Legal Proceedings.................................................... 8
Item 4.  Submission of Matters to a Vote of Security Holders.................. 8
 --      Executive Officers of the Registrant................................. 9


                                     PART II

Item 5.  Market for the Registrant's Common Equity and Related
         Stockholder Matters..................................................10
Item 6.  Selected Financial Data..............................................10
Item 7.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations..................................10
Item 7A. Quantitative and Qualitative Disclosures About Market Risk...........11
Item 8.  Financial Statements and Supplementary Data..........................11
Item 9.  Changes in and Disagreements with Accountants on
         Accounting and Financial Disclosure..................................11


                                    PART III

Item 10. Directors and Executive Officers of the Registrant...................11
Item 11. Executive Compensation...............................................11
Item 12. Security Ownership of Certain Beneficial Owners and
         Management...........................................................11
Item 13. Certain Relationships and Related Transactions.......................12


                                     PART IV

Item 14. Exhibits, Financial Statement Schedule and Reports
         on Form 8-K..........................................................12

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

       Effective January 1, 1994, the Company acquired all the capital stock of Patient Care, Inc. ("Patient Care"), for cash payments aggregating $20,582,000, plus 17,500 shares of the Company's Capital Stock. An additional cash payment of $1,000,000 was made on March 31, 1996 and another payment of $1,000,000 was made on March 31, 1997.

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


FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

       The required segment and geographic data for the Company's continuing operations (as described below) for the three years ended December 31, 1998, 1999 and 2000, are shown in the "Segment Data" on pages 26 and 27 of the 2000 Annual Report to Stockholders and are incorporated herein by reference.

DESCRIPTION OF BUSINESS BY SEGMENT

       The information called for by this item is included within Note 1 of the Notes to Financial Statements appearing on page 17 of the 2000 Annual Report to Stockholders and is incorporated herein by reference.

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

RAW MATERIALS

       The principal raw materials needed for Chemed's United States manufacturing operations are purchased from United States sources. No segment of Chemed experienced any material raw material shortages during 2000, although such shortages may occur in the future. Products manufactured and sold by Chemed's active business segments generally may be reformulated to avoid the adverse impact of a specific raw material shortage.

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

       Service America's home and service warranty operations are regulated by the Florida and Arizona Departments of Insurance. In accordance with certain Florida regulatory requirements, Service America maintains cash with the Department of Insurance and is also required to maintain additional unencumbered reserves. In addition, Service America's air conditioning and appliance repair and maintenance business is also subject to certain limitations imposed by state and local licensing laws and regulations.

       Patient Care's activities are subject to various federal and state laws and regulations. Changes in the law, new interpretations of existing laws, or changes in payment methodology, may have a dramatic effect on the definition of permissible or impermissible activities, the relative costs associated with doing business and the amount of reimbursement by both government and other third-party payors. In addition to specific legislative and regulatory influences, efforts to reduce the growth of the federal budget and the Medicare and the Medicaid programs resulted in enactment of the Balanced Budget Act of 1997. This law contains several provisions affecting Medicare payment for the coverage of home healthcare services which directly or indirectly, together with Medicaid payments, accounted for 70 percent of Patient Care's net revenue in 2000. Certain of these provisions could have an adverse effect on Patient Care. In addition, state legislatures periodically consider various healthcare reform proposals. Congress and state legislatures can be expected to continue to review and assess alternative healthcare delivery systems and payment methodologies, and public debate of these issues can be expected to continue in the future. The ultimate timing or effect of such additional legislative efforts cannot be predicted and may impact Patient Care in different ways. No assurance can be given that any such efforts will not have a material adverse effect on Patient Care.

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

       In connection with the sale of DuBois to the Diversey Corporation, the Company contractually assumed for a period of ten years the estimated liability for potential environmental cleanup and related costs arising from the sale of DuBois up to a maximum of $25,500,000. Based upon an updated assessment of the Company's environmental-related liability by the Company's environmental adviser, the Company has accrued $2,972,000 at December 31, 2000 to cover these costs. Prior to the sale of DuBois, DuBois had been designated as a Potentially Responsible Party ("PRP") at fourteen Superfund sites by the U.S. Environmental Protection Agency ("USEPA"). With respect to all of these sites, the Company has been unable to locate any records indicating it disposed of waste of any kind at such sites. Nevertheless, it settled claims at five such sites at minimal cost. In addition, because there was a number of other financially responsible companies designated as PRPs relative to these sites, management believes that it is unlikely that such actions will have a material effect on the Company's financial condition or results of operations. With respect to one of these sites, the Company's involvement is based on the location of one of its manufacturing plants. Currently, the USEPA and the state governmental agency are attempting to resolve jurisdictional issues, and action against PRPs is not proceeding.


       Chemed, to the best of its knowledge, is currently in compliance in all material respects with the environmental laws and regulations affecting its operations. Such environmental laws, regulations and enforcement proceedings have not required Chemed to make material increases in or modifications to its capital expenditures and they have not had a material adverse effect on sales or net income. Capital expenditures for the purposes of complying with environmental laws and regulations during 2001 and 2002 with respect to continuing operations are not expected to be material in amount; there can be no assurance, however, that presently unforeseen legislative or enforcement actions will not require additional expenditures.

EMPLOYEES

       On December 31, 2000, Chemed had a total of 7,591 employees.

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


    Location                            Type                                    Owned                      Leased
    --------                            ----                                    -----                      ------


                                ROTO-ROOTER GROUP

Cincinnati, OH (1)            Office and service                            19,000 sq. ft.              38,000 sq. ft.
                              facilities

West Des Moines,              Office, manufacturing and                     29,000 sq. ft.                 --
IA                            distribution center facilities

Northeastern                  Office and service                            31,000 sq. ft.              55,000 sq. ft.
U.S. Area (2)                 facilities

Central U.S.                  Office and service                            28,000 sq. ft.              60,000 sq. ft.
Area (3)                      facilities

Mid-Atlantic                  Office and service                            19,000 sq. ft.              32,000 sq. ft.
U.S. Area (4)                 facilities

Southeastern U.S.             Office and service                            18,000 sq. ft.              48,000 sq. ft.
Area (5)                      facilities

Western Central               Office and service                            19,000 sq. ft.              41,000 sq. ft.
U.S. Area (6)                 facilities

Western U.S.                  Office and service                                 --                     69,000 sq. ft.
Area (7)                      facilities

Canada (8)                    Office and service                                 --                     13,000 sq. ft.
                              facilities

                                  PATIENT CARE

New Jersey (9)                Office                                             --                     53,000 sq. ft.

Connecticut (10)              Office                                             --                     46,000 sq. ft.

New York (11)                 Office                                             --                     45,000 sq. ft.

Illinois (12)                 Office                                             --                      2,000 sq. ft.

Ohio (13)                     Office                                             --                      3,000 sq. ft.

Kentucky (14)                 Office                                             --                      4,000 sq. ft.

    Location                            Type                                    Owned                      Leased
    --------                            ----                                    -----                      ------


Georgia (15)                  Office                                             --                      2,000 sq. ft.

Washington, DC (16)           Office                                             --                      2,000 sq. ft.

Virginia (17)                 Office                                             --                      3,000 sq. ft.


Maryland (18)                 Office                                             --                      2,000 sq. ft.


                                 SERVICE AMERICA

Florida (19)                  Office and service                             67,000 sq. ft.             46,000 sq. ft.
                              facilities

Arizona (20)                  Office and service                              6,000 sq. ft.             10,000 sq. ft.
                              facilities

                                    CORPORATE

Cincinnati, OH (21)           Corporate offices and                           8,000 sq. ft.             78,000 sq. ft.
                              related facilities


-------------

(1)    Includes 6,000 square feet that formerly housed a service facility.

(2) Comprising locations in Stoughton, Springfield and Woburn, Massachusetts; West Stratford and Bloomfield, Connecticut; Farmingdale, Hawthorne, and Staten Island, New York; Pennsauken and Brunswick, New Jersey; Levittown and Philadelphia, Pennsylvania; Cranston, Rhode Island; and Newark, Delaware.

(3) Comprising locations in Adamsville and Birmingham, Alabama; Columbus, Ohio; Indianapolis, Indiana; Memphis and Nashville, Tennessee; Wilmerding and Pittsburgh, Pennsylvania; Buffalo, Rochester and West Seneca, New York; Plainfield, Connecticut; and St. Paul, Minnesota.

(4) Comprising locations in Baltimore and Jessup, Maryland; Independence, Ohio; Virginia Beach and Fairfax, Virginia; Charlotte, Raleigh and Durham, North Carolina; and Newnan, Georgia.

(5) Comprising locations in Atlanta, Decatur and Kennesaw, Georgia; Ft. Lauderdale, Jacksonville, Miami, Orlando, Longwood, Tampa and Daytona Beach, Florida.

(6) Comprising locations in Minneapolis and Oakdale, Minnesota; Addison, Thornton, Schaumburg and Glenview, Illinois; St. Louis, Missouri; and Little Rock, Arkansas.

(7) Comprising locations in Houston, San Antonio and Austin, Texas; Commerce City, Colorado; Honolulu, Hawaii; Menlo Park, California; Seattle, Tacoma and Bremerton, Washington; and Las Vegas, Nevada

(8) Comprising locations in Port Coquitlam, British Columbia; Montreal, Quebec; and Winnipeg, Manitoba.

(9) Comprising locations in Jersey City; Ridgewood, Montclair, Westfield, and West Orange, New Jersey.

(10) Comprising locations in Greenwich, Madison, Naugatuch, Newington, Norwalk, New Haven, Stratford, Norwich, Gulliford, Bridgeport and Danbury, Connecticut.

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

(17)   Comprising location in Alexandria, Virginia.

(18)   Comprising locations in Towson and Rockville, Maryland.

(19) Comprising locations in Pompano Beach, Miami, Fort Myers, St. Petersburg, Orlando, West Palm Beach, Deerfield Beach and Delray Beach, Florida.

(20)   Comprising locations in Phoenix and Tucson, Arizona.

(21) Excludes 49,000 square feet in current Cincinnati, Ohio office facilities that are sublet to outside parties.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

       None.

EXECUTIVE OFFICERS OF THE COMPANY

       Name        Age            Office                                                          First Elected
-----------------  ---       ------------------------------------                                 -------------

Edward L. Hutton   81        Chairman and Chief Executive Officer                                November 3, 1993 (1)
Kevin J. McNamara  47        President                                                           August 2, 1994 (2)
Paul C. Voet       54        Executive Vice President                                            May 20, 1991 (3)
Timothy S. O'Toole 45        Executive Vice President and                                        May 18, 1992 (4)
                               Treasurer
Spencer S. Lee     45        Executive Vice President                                            May 15, 2000 (5)
Sandra E. Laney    57        Senior Vice President and Chief                                     November 3, 1993 (6)
                               Administrative Officer
Arthur V. Tucker,  51        Vice President and Controller                                       May 20, 1991 (7)
Jr.



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

(5) Mr. Lee is an Executive Vice President of the Company and has held this position since May 15, 2000. Mr. Lee is also Chairman and Chief Executive Officer of Roto-Rooter, Inc., a wholly owned subsidiary of the Company ("Roto-Rooter"), and has held this position since January 1999. Previously, he served as a Senior Vice President of Roto-Rooter Services Company from May 1997 to January 1999. From February 1985 to May 1997, he served as Vice President of Roto-Rooter Services Company.

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

       Each executive officer holds office until the annual election at the next annual organizational meeting of the Board of Directors of the Company which is scheduled to be held on May 21, 2001.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS.

       The Company's Capital Stock (par value $1 per share) is traded on the New York Stock Exchange under the symbol CHE. The range of the high and low sale prices on the New York Stock Exchange and dividends paid per share for each quarter of 1999 and 2000 are set forth below.

                                                  Closing
                                                  -------
                                                               Dividends Paid
                                         High        Low         Per Share
             ----------------------------------------------------------------
             2000
             ----

             First Quarter              $31.44      $27.00          $.10
             Second Quarter              31.19       27.50           .10
             Third Quarter               32.31       27.75           .10
             Fourth Quarter              36.56       30.94           .10


             1999
             ----

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

       As of March 23, 2001, there were approximately 3,783 stockholders of record of the Company's Capital Stock. This number only includes stockholders of record and does not include stockholders with shares beneficially held for them in nominee name or within clearinghouse positions of brokers, banks or other institutions.

ITEM 6. SELECTED FINANCIAL DATA.

       The information called for by this Item for the five years ended December 31, 2000 is set forth on pages 28 and 29 of the 2000 Annual Report to Stockholders and is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

       The information called for by this Item is set forth on pages 32 through 35 of the 2000 Annual Report to Stockholders and is incorporated herein by reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

       The Company has an insignificant number of financial instruments held for trading purposes and does not hedge any of its market risks with derivative instruments.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

       The consolidated financial statements, together with the report thereon of PricewaterhouseCoopers LLP dated February 5, 2001, appearing on pages 11 through 27 of the 2000 Annual Report to Stockholders, along with the Supplementary Data (Unaudited Summary of Quarterly Results) appearing on page 31, are incorporated herein by reference.


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


       The additional information required under this Item with respect to the directors and executive officers is set forth in the Company's 2001 Proxy Statement and in Part I hereof under the caption "Executive Officers of the Registrant" and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION.

       Information required under this Item is set forth in the Company's 2001 Proxy Statement, which is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

       Information required under this Item is set forth in the Company's 2001 Proxy Statement, which is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

       Information required under this Item is set forth in the Company's 2001 Proxy Statement, which is incorporated herein by reference.

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

       10.4   1981 Stock Incentive Plan, as amended through May 20, 1991.*,**

       10.5   1983 Incentive Stock Option Plan, as amended through May 20,
              1991.*,**

       10.6   1986 Stock Incentive Plan, as amended through May 20, 1991.*,**

       10.7   1988 Stock Incentive Plan, as amended through May 20, 1991.*,**

       10.8   1993 Stock Incentive Plan.*,**

       10.9   1995 Stock Incentive Plan.*,**

       10.10  1997 Stock Incentive Plan.*,**

       10.11  1999 Stock Incentive Plan.*,**

       10.12  1999 Long-Term Employee Incentive Plan.*

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

       10.19 Excess Benefits Plan, as restated and amended, effective April 1, 1997.*,**

       10.20  Non-Employee Directors' Deferred Compensation Plan.*,**

       10.21 Chemed/Roto-Rooter Savings & Retirement Plan, effective January 1, 1999.*,**

       10.22 Stock Purchase Agreement by and Among Banta Corporation, Chemed Corporation and OCR Holding Company as of September 24, 1997.*

       10.25  Directors Emeriti Plan.*,**

       10.26  Second Amendment to Split Dollar Agreement with Executives.*,**

       10.27  Split Dollar Agreement - II with James H. Devlin.*,**

       10.28  Split Dollar Agreement with Sandra E. Laney.*,**

       10.29  Split Dollar Agreement with Executives.*,**

       10.30  Split Dollar Agreement with Edward L. Hutton.*,**

       10.31  Split Dollar Agreement with Paul C. Voet.*,**

       10.32  Split Dollar Agreement with John M. Mount.*,**

       10.33  Split Dollar Agreement with Spencer S. Lee.*,**

       10.34  Split Dollar Agreement with Rick L. Arquilla*,**

       10.35  Form of Promissory Note under the Executive Stock Purchase
              Plan.*,**

       10.36  Promissory Note under the Executive Stock Purchase Plan with Kevin
              J. McNamara**

       10.37 Roto-Rooter Deferred Compensation Plan No. 1, as amended January 1,1998**

       10.38  Roto-Rooter Deferred Compensation Plan No. 2**

       10.39  2000 Stock Incentive Plan of Cadre Computer Resources, Inc.**

       10.40 Promissory Note under Cadre Repurchase Agreement with Edward L. Hutton**

       10.41 Promissory Note under Cadre Repurchase Agreement with Kevin J. McNamara**

       10.42 Promissory Note under Cadre Repurchase Agreement with Sandra E. Laney**

       13.    2000 Annual Report to Stockholders.

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

FINANCIAL STATEMENT SCHEDULE

       See Index to Financial Statements and Financial Statement Schedule on page S-1.


REPORTS ON FORM 8-K

       No reports on Form 8-K were filed during the quarter ended December 31, 2000.

                                   SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         CHEMED CORPORATION

March 28, 2001                           By /s/ Edward L. Hutton
                                            ------------------------------------
                                            Edward L. Hutton
                                            Chairman and Chief Executive Officer

       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

         Signature                                  Title                                                 Date
         ---------                                  -----                                                 ----
                                                                                             ---------
/s/ Edward L. Hutton                    Chairman and Chief Executive Officer                         |
-------------------------               and a Director (Principal Executive                          |
Edward L. Hutton                        Officer)                                                     |
                                                                                                     |
/s/ Timothy S. O'Toole                  Executive Vice President and Treasurer                       |
-----------------------                 and a Director                                               |
Timothy S. O'Toole                      (Principal Financial Officer)                                |
                                                                                                     |
/s/ Arthur V.Tucker,Jr.                 Vice President and                                           | March 28, 2001
-----------------------                 Controller                                                   |
Arthur V. Tucker, Jr.                   (Principal Accounting Officer)                               |
                                                                                                     |
                                                                             ----                    |
Rick L. Arquilla*                       Sandra E. Laney*                        |                    |
James H. Devlin*                        Spencer S. Lee*                         |                    |
Charles H. Erhart, Jr.*                 Kevin J. McNamara*                      |                    |
Joel F. Gemunder                        John M. Mount*                          | --Directors        |
Patrick P. Grace                        Donald E. Saunders*                     |                    |
Thomas C. Hutton*                       Paul C. Voet*                           |                    |
Walter L. Krebs*                        George J. Walsh III*                    |                    |
                                                                                |                    |
                                                                                |                    |
                                                                             ----            ---------



* Naomi C. Dallob by signing her name hereto signs this document on behalf of each of the persons indicated above pursuant to powers of attorney duly executed by such persons and filed with the Securities and Exchange Commission.

   March 28, 2001                      /s/ Naomi C. Dallob
-----------------------                ---------------------------------------
        Date                           Naomi C. Dallob
                                       (Attorney-in-Fact)

                   CHEMED CORPORATION AND SUBSIDIARY COMPANIES

         INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

                               1998, 1999 AND 2000


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












* Indicates page numbers in Chemed Corporation 2000 Annual Report to
Stockholders.

---------------

    The consolidated financial statements of Chemed Corporation listed above, appearing in the 2000 Annual Report to Stockholders, are incorporated herein by reference. The Financial Statement Schedule should be read in conjunction with the consolidated financial statements listed above. Schedules not included have been omitted because they are not applicable or the required information is shown in the financial statements or notes thereto as listed above.

                      REPORT OF INDEPENDENT ACCOUNTANTS ON
                          FINANCIAL STATEMENT SCHEDULE

To the Board of Directors
of Chemed Corporation

Our audits of the consolidated financial statements referred to in our report dated February 5, 2001 appearing on page 11 of the 2000 Annual Report to Stockholders of Chemed Corporation (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the Financial Statement Schedule listed in Item 14 of this Form 10-K. In our opinion, the Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PricewaterhouseCoopers LLP
------------------------------
PRICEWATERHOUSECOOPERS LLP

Cincinnati, Ohio
February 5, 2001


                                                                                                   SCHEDULE II

                                         CHEMED CORPORATION AND SUBSIDIARY COMPANIES
                                              VALUATION AND QUALIFYING ACCOUNTS
                                                       (in thousands)
                                                           Dr/(Cr)


                                                              Additions
                                               -------------------------------------
                                                (Charged)    (Charged)   Applicable
                                                Credited     Credited         to
                                  Balance at    to Costs     to Other     Companies                  Balance
                                  Beginning        and       Accounts     Acquired      Deductions    at End
Description                       of Period     Expenses       (a)        in Period         (b)      of Period
--------------------------------------------------------------------------------------------------------------
Allowances for doubtful
accounts (c)

  For the year 2000.........     $ (4,554)     $(2,342)     $   -        $     -        $ 1,759     $ (5,137)
                                 =========     ========     ========     =========      =======     =========

  For the year 1999.........     $ (3,601)     $(2,235)     $   -        $    (25)      $ 1,307     $ (4,554)
                                 =========     ========     ========     =========      =======     =========

  For the year 1998.........     $ (2,626)     $(2,452)     $   -        $    (15)      $ 1,492     $ (3,601)
                                 =========     ========     ========     =========     ========     =========


Allowances for doubtful
accounts - notes
receivable (d)

  For the year 2000.........     $    (23)     $   -        $   -        $   -         $    -      $    (23)
                                 =========     ========     ========     =========     =======     =========

  For the year 1999.........     $    (23)     $   -        $   -        $   -         $    -      $    (23)
                                 =========     ========     ========     =========     =======     =========

  For the year 1998.........     $    (23)     $   -        $   -        $   -         $    -      $    (23)
                                 =========     ========     ========     =========     =======     =========


                                                (Charged)    (Charged)   Applicable
                                                Credited     Credited         to
                                  Balance at    to Costs     to Other     Companies                  Balance
                                  Beginning        and       Accounts     Acquired      Deductions    at End
Description                       of Period     Expenses       (a)        in Period         (b)      of Period
--------------------------------------------------------------------------------------------------------------

Valuation allowance for
available-for-sale securities

  For the year 2000.........     $   5,220     $   -        $  3,159      $   -         $ (3,399)    $  4,980
                                 =========     ========     =========     =========     =========    ========

  For the year 1999.........     $  20,406     $   -        $(10,525)     $   -         $ (4,661)    $  5,220
                                 =========     ========     =========     =========     =========    ========

  For the year 1998.........     $  30,705     $   -        $   2,290     $   -         $(12,589)    $ 20,406
                                 =========     ========     =========     =========     =========    ========






-------------------------

(a) With respect to the valuation allowance for available-for-sale securities, amounts charged or credited to other accounts comprise net unrealized holding gains arising during the period.
(b) With respect to allowances for doubtful accounts, deductions include accounts considered uncollectible or written off, payments, companies divested, etc. With respect to valuation allowance for available-for-sale securities, deductions comprise net realized gains on sales of investments.
(c) Classified in consolidated balance sheet as a reduction of accounts receivable.
(d) Classified in consolidated balance sheet as a reduction of other assets.

                                INDEX TO EXHIBITS


                                                                                 Page Number
                                                                                     or
                                                                         Incorporation by Reference
                                                                         --------------------------

Exhibit                                                            File No. and             Previous
Number                                                             Filing Date              Exhibit No.
-------                                                            ------------             -----------

 3.1            Certificate of Incorporation of                     Form S-3                    4.1
                Chemed Corporation                                  Reg. No. 33-44177
                                                                    11/26/91

 3.2             By-Laws of Chemed Corporation                      Form 10-K                    2
                                                                    3/28/89

 4.1             Offer to Exchange Chemed Capital                   Form T-3                     T3E.1
                 Trust Convertible Trust Preferred                  12/23/99
                 Securities for Shares of Capital
                 Stock, dated as of 12/23/99

 4.2             Chemed Capital Trust, dated                        Schedule 13E-4               (b)(1)
                 as of 12/23/99                                     12/23/99

 4.3             Amended and Restated                               Schedule 13E-4A              (b)(2)
                 Declaration of Trust of Chemed                     2/7/00, Amendment
                 Capital Trust, dated February                      No. 2
                 7, 2000

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

10.7             1988 Stock Incentive Plan, as                      Form 10-K                    10
                 amended through May 20, 1991                       3/27/92

10.8             1993 Stock Incentive Plan                          Form 10-K                    10.8
                                                                         3/29/94

10.9             1995 Stock Incentive Plan                          Form 10-K                    10.14
                                                                         3/28/96

10.10            1997 Stock Incentive Plan                          Form 10-K                    10.10
                                                                         3/27/98

10.11            1999 Stock Incentive Plan                          Form 10-K                    10.11
                                                                         3/29/00

10.12            1999 Long-Term Employee                            Form 10-K                    10.12
                 Incentive Plan                                     3/29/00

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

10.20            Non-Employee Directors' Deferred                   Form 10-K                    10.10
                 Compensation Plan                                  3/24/88

10.21            Chemed/Roto-Rooter Savings &                       Form 10-K                    10.25
                 Retirement Plan, effective                         3/25/99
                 January 1, 1999


                                                                               Page Number
                                                                                   or
                                                                       Incorporation by Reference
                                                                       --------------------------
Exhibit                                                            File No. and       Previous
Number                                                             Filing Date       Exhibit No.
-------                                                            ------------      -----------

10.22            Stock Purchase Plan by and                         Form 8-0K                    10.21
                 among Banta Corporation, Chemed                    10/13/97
                 Corporation and OCR Holding
                 Company

10.25            Directors Emeriti Plan                             Form 10-Q                    10.11
                                                                    5/12/88

10.26            Second Amendment to Split Dollar   Form 10-K                                    10.26
                 Agreement with Executives                          3/29/00

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

10.28            Split Dollar Agreement with                        Form 10-K                    10.27
                 Sandra E. Laney                                    3/25/99

10.29            Split Dollar Agreements                            Form 10-K                    10.15
                 with Executives                                    3/28/96

10.30            Split Dollar Agreement with                        Form 10-K                    10.16
                 Edward L. Hutton                                   3/28/96

10.31            Split Dollar Agreement with                        Form 10-K                    10.17
                 Paul C. Voet                                       3/28/96

10.32            Split Dollar Agreement with                        Form 10-K                    10.32
                 John M. Mount                                      3/29/00

10.33            Split Dollar Agreement with                        Form 10-K                    10.33
                 Spencer S. Lee                                     3/29/00

10.34            Split Dollar Agreement with                        Form 10-K                    10.34
                 Rick L. Arquilla                                   3/29/00

10.35            Form of Promissory Note under                      Form 10-K                    10.35
                 the Executive Stock Purchase Plan                  3/29/00

10.36            Form of Promissory Note under                           *
                 the Executive Stock Purchase Plan
                 with Kevin J. McNamara

10.37            Roto-Rooter Deferred Compensation                       *
                 Plan No. 1, as amended January 1,
                 1998


                                                              Page Number
                                                                  or
                                                      Incorporation by Reference
                                                      --------------------------
Exhibit                                              File No. and       Previous
Number                                               Filing Date       Exhibit No.
-------                                              ------------      -----------
10.38            Roto-Rooter Deferred Compensation      *
                 Plan No. 2

10.39            2000 Stock Incentive Plan              *
                 of Cadre Computer Resources, Inc.

10.40            Form of Promissory Note under          *
                 Cadre Repurchase Agreement with
                 Edward L. Hutton

10.41            Form of Promissory Note under          *
                 Cadre Repurchase Agreement with
                 Kevin J. McNamara

10.42            Form of Promissory Note under          *
                 Cadre Repurchase Agreement with
                 Sandra E. Laney

13               2000 Annual Report to Stockholders     *

21               Subsidiaries of Chemed Corporation     *

23               Consent of Independent Accountants     *

24               Powers of Attorney                     *


------------------------------------

* Filed herewith.