Form 10-Q
period 2001-03-31
CHEMED CORP
filed 2001-05-10
CIK 19584

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                   Quarterly Report Under Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934

For Quarter Ended March 31, 2001

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
requirements for the past 90 days.    Yes  X                    No
                                          ---                      ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class                       Amount                        Date

Capital Stock               9,827,320 Shares              April 30, 2001
$1 Par Value

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                  Page 1 of 12

                             CHEMED CORPORATION AND
                              SUBSIDIARY COMPANIES

                                      Index

                                                                        Page No.
                                                                        --------

PART I.    FINANCIAL INFORMATION:

    Item 1.  Financial Statements
             Consolidated Balance Sheet -
                March 31, 2001 and
                December 31, 2000                                              3

             Consolidated Statement of Income -
                Three months ended
                March 31, 2001 and 2000                                        4

             Consolidated Statement of Cash Flows -
                Three months ended
                March 31, 2001 and 2000                                        5

             Notes to Unaudited Financial Statements                       6 - 8

    Item 2.  Management's Discussion and Analysis of
                Financial Condition and Results of
                    Operations                                            9 - 11

PART II.   OTHER INFORMATION                                                  12

                                  Page 2 of 12

                          PART I. FINANCIAL INFORMATION
                          Item 1. Financial Statements
                   CHEMED CORPORATION AND SUBSIDIARY COMPANIES
                      UNAUDITED CONSOLIDATED BALANCE SHEET
                 (in thousands except share and per share data)

                                                                               March 31,      December 31,
                                                                                 2001             2000
                                                                              ----------      -----------
ASSETS
Current assets
   Cash and cash equivalents                                                  $   14,864      $   10,280
   Accounts receivable, less allowances of $5,578
      (2000 - $5,137)                                                             53,100          54,571
   Inventories                                                                    10,999          10,503
   Statutory deposits                                                             13,877          14,046
   Other current assets                                                           17,685          17,070
                                                                              ----------      ----------
             Total current assets                                                110,525         106,470
Other investments                                                                 35,398          37,099
Properties and equipment, at cost less accumulated
   depreciation of $66,663 (2000 - $64,757)                                       73,985          75,177
Identifiable intangible assets less accumulated
   amortization of $7,872 (2000 - $7,749)                                         11,447          11,633
Goodwill less accumulated amortization of $32,727
   (2000 - $31,524)                                                              167,679         169,083
Other assets                                                                      22,117          21,913
                                                                              ----------      ----------
             Total Assets                                                     $  421,151      $  421,375
                                                                              ==========      ==========

LIABILITIES
Current liabilities
   Accounts payable                                                           $   11,622      $   11,102
   Current portion of long-term debt                                              14,323          14,376
   Income taxes                                                                   13,385          11,862
   Deferred contract revenue                                                      24,653          24,973
   Other current liabilities                                                      39,923          44,629
                                                                              ----------      ----------
             Total current liabilities                                           103,906         106,942
Long-term debt                                                                    58,294          58,391
Other liabilities                                                                 26,718          27,637
                                                                              ----------      ----------
             Total Liabilities                                                   188,918         192,970
                                                                              ----------      ----------
MANDATORILY REDEEMABLE CONVERTIBLE PREFERRED SECURITIES
   OF THE CHEMED CAPITAL TRUST                                                    14,642          14,641
                                                                              ----------      ----------
STOCKHOLDERS' EQUITY
Preferred stock-authorized 700,000 shares without par value; none issued
Capital stock-authorized 15,000,000 shares $1 par;
   issued 13,379,874 shares (2000 - 13,317,906 shares)                            13,380          13,318
Paid-in capital                                                                  164,543         162,618
Retained earnings                                                                157,322         153,909
Treasury stock - 3,552,355 shares
  (2000 - 3,467,753 shares), at cost                                            (108,384)       (105,249)
Unearned compensation                                                            (15,282)        (16,683)
Deferred compensation payable in company stock                                     5,522           5,500
Accumulated other comprehensive income                                             2,261           3,237
Notes receivable for shares sold                                                  (1,771)         (2,886)
                                                                              ----------      ----------
             Total Stockholders' Equity                                          217,591         213,764
                                                                              ----------      ----------
             Total Liabilities and Stockholders' Equity                       $  421,151      $  421,375
                                                                              ==========      ==========

            See accompanying notes to unaudited financial statements.

                                  Page 3 of 12

                   CHEMED CORPORATION AND SUBSIDIARY COMPANIES
                   UNAUDITED CONSOLIDATED STATEMENT OF INCOME
                      (in thousands except per share data)

                                                                      Three Months Ended
                                                                           March 31,
                                                                    -----------------------
                                                                       2001           2000
                                                                    ---------      --------

Service revenues and sales                                          $123,281       $121,534
                                                                    --------       --------
Cost of services provided and cost of goods sold                      75,055         74,127
Selling and marketing expenses                                        11,161         11,264
General and administrative expenses                                   25,646         24,846
Depreciation                                                           4,071          3,758
                                                                    --------       --------
             Total costs and expenses                                115,933        113,995
                                                                    --------       --------
Income from operations                                                 7,348          7,539
Interest expense           (1,486)                                    (1,782)
Distributions on preferred securities                                   (277)          (288)
Other income - net                                                     1,762          2,396
                                                                    --------       --------
Income before income taxes                                             7,347          7,865
Income taxes                                                          (2,837)        (2,963)
                                                                    --------       --------
Net income                                                          $  4,510       $  4,902
                                                                    ========       ========

Earnings Per Common Share

             Net income                                             $    .46       $    .49
                                                                    ========       ========
             Average number of shares outstanding                      9,746         10,064
                                                                    ========       ========

Diluted Earnings Per Common Share

             Net income                                             $    .46       $    .48
                                                                    ========        =======
             Average number of shares outstanding                     10,303         10,171
                                                                    ========       ========

Cash Dividends Paid Per Share                                       $    .11       $    .10
                                                                    ========       ========

            See accompanying notes to unaudited financial statements.

                                  Page 4 of 12

                   CHEMED CORPORATION AND SUBSIDIARY COMPANIES
                 UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (in thousands)

                                                                        Three Months Ended March 31,
                                                                        ----------------------------
                                                                           2001             2000*
                                                                        ----------       -----------
Cash Flows From Operating Activities
         Net income                                                     $   4,510        $    4,902

         Adjustments to reconcile net income to net cash
             provided by operating activities:
                  Depreciation and amortization                             6,143             5,811
                  Gains on sale of investments                             (1,112)             (951)
                  Provision for uncollectible accounts receivable             673               112
                  Provision for deferred income taxes                         242               (92)
                  Changes in operating assets and liabilities,
                    excluding amounts acquired in business
                    combinations
                         Decrease in accounts receivable                      798             2,488
                         Increase in inventories                             (496)             (462)
                         Increase in other current assets                    (685)           (1,352)
                       Decrease/(increase) in statutory deposits              169              (109)
                         Decrease in accounts payable, deferred
                           contract revenue and other current
                           liabilities                                     (3,865)           (3,129)
                      Increase in income taxes                              2,121             2,725
                  Other - net                                               1,471              (175)
                                                                        ---------        ----------
         Net cash provided by operating activities                          9,969             9,768
                                                                        ---------        ----------
Cash Flows From Investing Activities
         Capital expenditures                                              (3,250)           (4,283)
         Net outflows from discontinued operations                         (1,346)             (599)
         Proceeds from sale of investments                                  1,310             1,121
         Business combinations--net of cash acquired                            -           (10,827)
         Purchase of investments                                                -              (200)
         Other - net                                                         (271)              109
                                                                        ---------        ----------
             Net cash used by investing activities                         (3,557)          (14,679)
                                                                        ---------        ----------
Cash Flows From Financing Activities
         Dividends paid                                                    (1,101)           (1,024)
         Purchase of treasury stock                                        (1,056)           (2,508)
         Proceeds from issuances of long-term debt                              -             5,000
         Other - net                                                          329               (14)
                                                                        ---------        ----------
             Net cash provided/(used) by financing activities              (1,828)            1,454
                                                                        ---------        ----------
Increase/(Decrease) In Cash And Cash Equivalents                            4,584            (3,457)
Cash and Cash Equivalents at Beginning of Period                           10,280            17,282
                                                                        ---------        ----------
Cash and Cash Equivalents at End of Period                              $  14,864        $   13,825
                                                                        =========        ==========

                 *Reclassified to conform to 2001 presentation.
            See accompanying notes to unaudited financial statements.

                                  Page 5 of 12

                   CHEMED CORPORATION AND SUBSIDIARY COMPANIES

                     Notes to Unaudited Financial Statements

1.      The accompanying unaudited consolidated financial statements have been prepared in accordance with Rule 10-01 of SEC Regulation S-X.
        Consequently, they do not include all the disclosures required under generally accepted accounting principles for complete financial statements.  However, in the opinion of the management of Chemed Corporation (the "Company"), the financial statements presented herein contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position, results of operations and cash flows of the
        Company and its consolidated subsidiaries ("Chemed").  For further information regarding Chemed's accounting policies, refer to the consolidated financial statements and notes included in Chemed's
        Annual Report on Form 10-K for the year ended December 31, 2000.

2.      Sales and service revenues and aftertax earnings by business segment follow (in thousands):
                                                       Three Months Ended
                                                           March 31,
                                                      ---------------------
                                                         2001        2000
                                                      ---------   ---------
        Sales and Service
         Revenues
        -----------------
        Roto-Rooter                                   $ 68,456     $ 67,724
        Patient Care                                    34,941       32,909
        Service America                                 17,803       18,754
        Cadre Computer                                   2,081        2,147
                                                      --------      -------
          Total                                       $123,281     $121,534
                                                      ========     ========

        Aftertax Earnings
        -----------------
        Roto-Rooter                                   $  4,081     $  4,669
        Patient Care                                       580          403(a)
        Service America                                    462          320
        Cadre Computer                                    (116)          42
                                                      --------     --------
          Total segment earnings                         5,007        5,434
        Corporate
           Gains on sales of investments                   703          677
           Overhead                                     (1,213)      (1,363)
           Net investing and financing
           income/(expense)                                  1          154
           Other                                            12            -
                                                      --------     --------
                Net income                            $  4,510     $  4,902
                                                      ========     ========

        (a)     Includes aftertax income from favorable adjustments to prior years' cost reports ($130,000) and net adjustments to the
                allowance for doubtful accounts ($94,000).

                                  Page 6 of 12

3.      Earnings per common share are computed using the weighted average number of shares of capital stock outstanding.  Diluted earnings per common share are computed as follows (in thousands except per share data):

                                                   Three Months Ended
                                                        March 31,
                                                   -------------------
                                                     2001        2000
                                                   -------     -------
        Reported income                            $ 4,510     $ 4,902
        Aftertax interest on Trust
          Securities (a)                               180           -
                                                   -------     -------
        Adjusted income                            $ 4,690     $ 4,902
                                                   =======     =======

        Average number of shares
           outstanding                               9,746      10,064
        Effect of conversion of the
          Trust Securities (a)                         396           -
        Effect of nonvested stock
          awards                                       120         106
        Effect of unexercised stock
          options                                       41           1
                                                   -------     -------

        Average number of shares used
          to compute diluted earnings
          per common share                          10,303      10,171
                                                   =======     =======

        Diluted earnings per common
          share                                    $   .46     $   .48
                                                   =======     =======

        (a)     The impact of potential conversion of the Trust Securities was anti-dilutive in the first quarter of 2000.

4.      The Company had total comprehensive income of $3,534,000 and
        $4,389,000 for the three months ended March 31, 2001 and 2000, respectively.  The difference between the Company's net income and comprehensive income relates to the cumulative unrealized
        appreciation/depreciation on its available-for-sale securities.

5.      During the first quarter of 2001, the U.S. Department of Labor
        ("DOL") initiated an investigation into Roto-Rooter Services
        Company's pay practices for service technicians.  DOL claims Roto-
        Rooter should pay these commissioned employees overtime for hours worked over forty hours per week. Roto-Rooter has long relied on an overtime exemption covering Retail Service Employees.  The DOL now asserts that plumbing services do not qualify, and Roto-Rooter should lose the exemption.

                                  Page 7 of 12

        Roto-Rooter's compensation program responds to its employees'
        desire for flexibility and choices in terms of work schedule and income.  Roto-Rooter intends to vigorously defend this matter, but cannot predict its outcome.  It is not presently possible to reasonably estimate what additional liability, if any, may arise from this matter.

6.      Statement of Financial Accounting Standards No. 133 ("SFAS133"),
        Accounting for Derivative Instruments and Hedging Activities, is
        effective for calendar year 2001.  The impact of the adoption of
        SFAS133 on the Company's financial statements is insignificant since the Company does not invest in derivative or hedging instruments.

                                  Page 8 of 12

                  Item 2. Management's Discussion and Analysis
                of Financial Condition and Results of Operations

Financial Condition
-------------------

                  The decline in other current liabilities from $44.6 million at December 31, 2000 to $39.9 million at March 31, 2001 is due largely to the payment of liabilities for 2000 supplemental thrift and profit-
sharing contributions and incentive compensation.

                  Vitas Healthcare Corporation ("Vitas"), the privately-held provider of hospice services to the terminally ill in which the
Company carries an investment of $27 million of redeemable preferred stock, refinanced its debt obligations in April 2001.  In connection therewith, the Company and Vitas agreed to extend the maturity of
Vitas' redeemable preferred stock to April 1, 2007.  In addition,
Vitas issued a warrant to the Company for the purchase of
approximately 1.6 million shares of its common stock.

                  Vitas' operating results and net income continue to meet its management's expectations.  On the basis of current information, management believes the Company's investment in Vitas is fully recoverable and that no impairment exists.

                  At March 31, 2001, Chemed had approximately $100.2 million of unused lines of credit with various banks.  Management believes its liquidity and sources of capital are satisfactory for the Company's needs in the foreseeable future.

Results of Operations
---------------------

                  Data relating to (a) the increase or decrease in service
revenues and sales and (b) aftertax earnings as a percent of service revenues and sales for each segment are set forth below:

                            Service Revenues          Aftertax Earnings
                               and Sales -            as a % of Revenues
                               % Increase              (Aftertax Margin)
                            ----------------          ------------------
                              2001 vs. 2000              2001      2000
                            ----------------          ------------------

Roto-Rooter                       1%                    6.0%      6.9%
Patient Care                      6                     1.7       1.2
Service America                  (5)                    2.6       1.7
Cadre Computer                   (3)                   (5.6)      2.0
    Total                         1                     4.1       4.5

                                  Page 9 of 12

                  Service revenues and sales for the Roto-Rooter segment for the first quarter of 2001 totalled $68,456,000, an increase of 1% over the $67,724,000 recorded in the first quarter of 2000.  Revenues of the plumbing services business and the drain cleaning business increased 3%, for the first quarter of 2001, as compared with revenues recorded in the first quarter of 2000.  These revenues accounted for
41% and 44%, respectively, of Roto-Rooter's total service revenues and sales during the 2001 period.  The aftertax margin of the Roto-Rooter segment in the first quarter of 2001 was 6.0% as compared with 6.9%
during the first quarter of 2000.  This decline was attributable to a lower gross profit margin in 2001, and to an aftertax loss of $189,000 resulting from the divestment of a non performing heating and air-
conditioning branch in the first quarter of 2001.

                  Service revenues of the Patient Care segment increased 6%
from $32,909,000 during the first quarter of 2000 to $34,941,000 in the first quarter of 2001.  The aftertax margin of this segment increased from 1.2% during the first quarter of 2000 to 1.7% during the 2001 quarter, primarily as the result of a higher gross margin in
2001.

                  Service revenues and sales of the Service America segment
declined 5% from $18,754,000 in the first quarter of 2000 to
$17,803,000 in the first quarter of 2001.  This revenue decline was anticipated as Service America is not renewing its less profitable service contracts and raising prices on marginally profitable agreements.  The aftertax margin of this segment increased from 1.7%
during the first quarter of 2000 to 2.6% during the first quarter of
2001.  This increase was attributable primarily to an increase in the gross profit margin in 2001, largely as a result of unusually high overtime costs incurred in 2000 and due to not renewing less profitable service contracts during the past six months.

                  Service revenues and sales of the Cadre Computer segment for the first quarter of 2001 declined 3% versus revenues for the first quarter of 2000.  This revenue decline and the $116,000 loss recorded in the first quarter of 2001 were largely attributable to
discontinuing the less profitable software development line of business in January 2001.

                  Income from operations declined from $7,539,000 in the first three months of 2000 to $7,348,000 during the first three months of
2001.  This decrease was attributable primarily to lower operating profit of the Roto-Rooter segment.

                  Other income--net declined from $2,396,000 in the first
quarter of 2000 to $1,762,000 in the first quarter of 2001, primarily as a result of recording net realized and unrealized losses on assets of nonqualified benefit plans on the first quarter of 2001 versus net gains recorded in the first quarter of 2000.

                                  Page 10 of 12

                  The Company's effective income tax rate during the first
quarter of 2001 was 38.7% as compared with 37.7% during the first three months of 2000. The lower rate in 2000 was due primarily to a lower effective state and local income tax rate in the first quarter of 2000.

                  Net income during the first quarter of 2001 totalled
$4,510,000 ($.46 per share) as compared with $4,902,000 ($.49 per share and $.48 per diluted share) in the first quarter of 2000.  This decline was attributable primarily to lower earnings of the Roto-
Rooter segment in 2001.  Excluding gains on the sales of investments in both periods, net income for the first quarter of 2001 totalled
$.39 per share as compared with $.42 per share during the first quarter of 2000.

Safe Harbor Statement under the Private Securities Litigation
Reform Act of 1995 Regarding Forward-looking Information
-------------------------------------------------------------

                  This report contains statements which are subject to certain known and unknown risks, uncertainties, contingencies and other factors that could cause actual results to differ materially from these statements and trends.  The Company's ability to deal with the unknown outcomes of these events, many of which are beyond its control, may affect the reliability of its projections and other financial matters.

                                  Page 11 of 12

                          PART II -- OTHER INFORMATION
                          ----------------------------

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

(a)      Exhibits
         --------

         Exhibit         SK 601                              Page
           No.           Ref. No.         Description        No.
         -------         --------         -----------        ------

         None Required

(b)      Reports on Form 8-K
         -------------------

         None were filed in the quarter ended March 31, 2001.

                                   SIGNATURES

                Pursuant to the requirements of the Securities Exchange
                Act of 1934, the Registrant has duly caused this report
                to be signed on its behalf by the undersigned thereunto
                duly authorized.

                                                 Chemed Corporation
                                            ----------------------------
                                                   (Registrant)

Dated:       May 10, 2001                   By      Naomi C. Dallob
             ------------------                  ------------------------
                                                    Naomi C. Dallob, Vice
                                                    President and Secretary

Dated:       May 10, 2001                   By      Arthur V. Tucker, Jr.
             ------------------                  ------------------------
                                                    Arthur V. Tucker, Jr.
                                                    Vice President and
                                                    Controller (Principal
                                                    Accounting Officer)

                                  Page 12 of 12