Form 10-Q
period 2001-06-30
CHEMED CORP
filed 2001-08-10
CIK 19584

================================================================================

                            FORM 10-Q

                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

           Quarterly Report Under Section 13 or 15 (d)
              of the Securities Exchange Act of 1934

                For Quarter Ended June 30, 2001

                 Commission File Number 1-8351

                        CHEMED CORPORATION
      (Exact name of registrant as specified in its charter)

           Delaware                            31-0791746
 (State or other jurisdiction of              (IRS Employer
 incorporation or organization)           Identification No.)

 2600 Chemed Center, 255 E. Fifth Street, Cincinnati, Ohio 45202
 (Address of principal executive offices)               (Zip code)

                          (513) 762-6900
       (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the
Securities Exchange Act of 1934 during the preceding 12 months
(or for such shorter periods that the registrant was required to file such reports) and (2) has been subject to such filing
requirements for the past 90 days.  Yes  X        No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class                    Amount                   Date

Capital Stock            9,832,942 Shares         July 31, 2001
$1 Par Value

================================================================================

                      CHEMED CORPORATION AND
                        SUBSIDIARY COMPANIES

                               Index

                                                        Page No.
                                                        --------
PART I.    FINANCIAL INFORMATION:

  Item 1.  Financial Statements
    Consolidated Balance Sheet -
         June 30, 2001 and
         December 31, 2000                                    3

    Consolidated Statement of Income -
         Three months and six months ended
         June 30, 2001 and 2000                               4

    Consolidated Statement of Cash Flows -
         Six months ended
         June 30, 2001 and 2000                               5

    Notes to Unaudited Financial Statements               6 - 8

  Item 2.  Management's Discussion and Analysis of
             Financial Condition and Results of
             Operations                                  9 - 13

PART II.   OTHER INFORMATION                            14 - 15

                       PART I. FINANCIAL INFORMATION
                       Item 1. Financial Statements
                CHEMED CORPORATION AND SUBSIDIARY COMPANIES
                   UNAUDITED CONSOLIDATED BALANCE SHEET
              (in thousands except share and per share data)

                                                                                June 30,     December 31,
                                                                                  2001           2000
                                                                              ----------     ------------
ASSETS
Current assets
   Cash and cash equivalents                                                  $   12,624     $   10,280
   Accounts receivable, less allowances of $5,309 (2000 - $5,137)                 50,900         54,571
   Inventories                                                                    11,090         10,503
   Statutory deposits                                                             13,630         14,046
   Other current assets                                                           20,390         17,070
                                                                              ----------     ----------
        Total current assets                                                     108,634        106,470

Other investments                                                                 35,217         37,099
Properties and equipment, at cost less accumulated
   depreciation of $69,294 (2000 - $64,757)                                       73,574         75,177
Identifiable intangible assets less accumulated
   amortization of $8,115 (2000 - $7,749)                                         11,224         11,633
Goodwill less accumulated amortization of $33,984
   (2000 - $31,524)                                                              166,466        169,083
Other assets                                                                      24,204         21,913
                                                                              ----------     ----------
        Total Assets                                                          $  419,319     $  421,375
                                                                              ==========     ==========
LIABILITIES
Current liabilities
   Accounts payable                                                           $   11,569     $   11,102
   Current portion of long-term debt                                              11,356         14,376
   Income taxes                                                                   11,002         11,862
   Deferred contract revenue                                                      23,948         24,973
   Other current liabilities                                                      43,427         44,629
                                                                              ----------     ----------
        Total current liabilities                                                101,302        106,942

Long-term debt                                                                    58,180         58,391
Other liabilities                                                                 27,947         27,637
                                                                              ----------     ----------
        Total Liabilities                                                        187,429        192,970
                                                                              ----------     ----------
MANDATORILY REDEEMABLE CONVERTIBLE PREFERRED SECURITIES
   OF THE CHEMED CAPITAL TRUST                                                    14,561         14,641
                                                                              ----------     ----------
STOCKHOLDERS' EQUITY
Preferred stock-authorized 700,000 shares without par value;
   none issued
Capital stock-authorized 15,000,000 shares $1 par;
   issued 13,436,905 shares (2000 - 13,317,906 shares)                            13,437         13,318
Paid-in capital                                                                  166,546        162,618
Retained earnings                                                                157,687        153,909
Treasury stock - 3,604,710 shares
  (2000 - 3,467,753 shares), at cost                                            (110,382)      (105,249)
Unearned compensation                                                            (13,770)       (16,683)
Deferred compensation payable in company stock                                     3,253          5,500
Accumulated other comprehensive income                                             2,152          3,237
Notes receivable for shares sold                                                  (1,594)        (2,886)
                                                                              ----------     ----------
        Total Stockholders' Equity                                               217,329        213,764
                                                                              ----------     ----------
        Total Liabilities and Stockholders' Equity                            $  419,319     $  421,375
                                                                              ==========     ==========

                 See accompanying notes to unaudited financial statements.

                CHEMED CORPORATION AND SUBSIDIARY COMPANIES
                UNAUDITED CONSOLIDATED STATEMENT OF INCOME
                   (in thousands except per share data)

                                                              Three Months Ended   Six Months Ended
                                                                   June 30,            June 30,
                                                              ------------------  ------------------
                                                                2001      2000      2001      2000
                                                              --------  --------  --------  --------
Continuing Operations
   Service revenues and sales                                 $120,789  $122,956  $241,989  $242,343
                                                              --------  --------  --------  --------
   Cost of services provided and cost of
      goods sold                                                73,433    74,455   146,880   147,231
   Selling and marketing expenses                               11,353    11,046    22,253    22,054
   General and administrative expenses                          25,648    24,524    50,972    48,980
   Depreciation                                                  4,015     3,852     8,027     7,526
                                                              --------  --------  --------  --------
        Total costs and expenses                               114,449   113,877   228,132   225,791
                                                              --------  --------  --------  --------

   Income from operations                                        6,340     9,079    13,857    16,552
   Interest expense                                             (1,466)   (1,787)   (2,952)   (3,569)
   Distributions on preferred securities                          (278)     (286)     (555)     (574)
   Other income - net                                              845     2,792     2,604     5,188
                                                              --------  --------  --------  --------
   Income before income taxes                                    5,441     9,798    12,954    17,597
   Income taxes                                                 (2,111)   (3,753)   (5,010)   (6,692)
                                                              --------  --------  --------  --------
Income from continuing operations                                3,330     6,045     7,944    10,905
Discontinued operations                                         (1,869)       68    (1,973)      110
                                                              --------  --------  --------  --------
Net Income                                                    $  1,461  $  6,113  $  5,971  $ 11,015
                                                              ========  ========  ========  ========

Earnings Per Common Share
        Income from continuing operations                     $    .34  $    .62  $    .82  $   1.10
                                                              ========  ========  ========  ========
        Net income                                            $    .15  $    .62  $    .61  $   1.11
                                                              ========  ========  ========  ========
        Average number of shares outstanding                     9,728     9,797     9,737     9,931
                                                              ========  ========  ========  ========

Diluted Earnings Per Common Share
        Income from continuing operations                     $    .34  $    .61  $    .80  $   1.09
                                                              ========  ========  ========  ========
        Net income                                            $    .16  $    .61  $    .60  $   1.10
                                                              ========  ========  ========  ========
        Average number of shares outstanding                    10,257    10,295     9,885    10,353
                                                              ========  ========  ========  ========

Cash Dividends Paid Per Share                                 $    .11  $    .10  $    .22  $    .20
                                                              ========  ========  ========  ========

                See accompanying notes to unaudited financial statements.

             CHEMED CORPORATION AND SUBSIDIARY COMPANIES
           UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOWS
                           (in thousands)
                                                                  Six Months Ended
                                                                      June 30,
                                                                 2001          2000*
                                                              ---------     --------
Cash Flows From Operating Activities
     Net income                                               $   5,971     $ 11,015
     Adjustments to reconcile net income to net
       cash provided by operating activities:
           Depreciation and amortization                         12,113       11,616
           Discontinued Operations                                1,973         (110)
           Gains on sale of investments                            (993)      (2,662)
           Provision for deferred income taxes                      774          539
           Provision for uncollectible
             accounts receivable                                  1,266          925
           Changes in operating assets and
             liabilities, excluding amounts
             acquired in business combinations
               (Increase)/decrease in accounts
                 receivable                                       1,809         (519)
               Increase in inventories                             (587)        (721)
               Increase in other current assets                  (3,293)      (2,748)
               (Increase)/decrease in statutory
                  deposits                                          416         (229)
               Decrease in accounts payable, deferred
                  contract revenue and other current
                  liabilities                                    (1,736)        (902)
               Increase in income taxes                             102        1,038
               Other - net                                         (842)          97
                                                              ---------     --------
     Net cash provided by continuing operations                  16,973       17,339
     Net cash provided by discontinued operations                   484          280
                                                              ---------     --------
     Net cash provided by operating activities                   17,457       17,619
                                                              ---------     --------
Cash Flows From Investing Activities
     Capital expenditures                                        (7,202)      (8,696)
     Net outflows from discontinued operations                   (2,536)      (1,857)
     Proceeds from sale of investments                            1,377        3,424
     Business combinations--net of cash acquired                      -      (10,696)
     Other - net                                                   (809)        (882)
                                                              ---------     --------
        Net cash used by investing activities                    (9,170)     (18,707)
                                                              ---------     --------
Cash Flows From Financing Activities
     Retirement of long-term debt                                (3,231)         (84)
     Dividends paid                                              (2,200)      (2,020)
     Purchase of treasury stock                                  (1,197)      (4,501)
     Proceeds from issuances of long-term debt                        -        5,000
     Other - net                                                    685          (67)
                                                              ---------     --------
     Net cash used by financing activities                       (5,943)      (1,672)
                                                              ---------     --------
Increase/(Decrease) In Cash and Cash Equivalents                  2,344       (2,760)
Cash and cash equivalents at beginning of period                 10,280       17,282
                                                              ---------     --------
Cash and cash equivalents at end of period                     $ 12,624     $ 14,522
                                                              =========     ========

             See accompanying notes to unaudited financial statements.
                  * Reclassified to conform to 2001 presentation.

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

                                    Three Months Ended       Six Months Ended
                                          June 30,                June 30,
                                   ---------------------   --------------------
                                      2001        2000        2001       2000
                                   ---------   ---------   ---------  ---------
   Revenues
   ------------
   Roto-Rooter                     $  67,098   $  69,806   $ 135,554  $ 137,530
   Patient Care                       35,839      33,689      70,780     66,598
   Service America                    17,852      19,461      35,655     38,215
                                   ---------   ---------   ---------  ---------
       Total                       $ 120,789   $ 122,956   $ 241,989  $ 242,343
                                   =========   =========   =========  =========

   Aftertax Earnings
   Roto-Rooter                     $   3,581   $   4,920   $   7,662  $   9,589
   Patient Care                          715         549       1,295        952
   Service America                       483         521         945        841
                                   ---------   ---------   ---------  ---------
       Total segment earnings          4,779       5,990       9,902     11,382
   Corporate
     Gains on sales of
        investments                        -       1,122         703      1,799
     Overhead                         (1,418)     (1,209)     (2,631)    (2,572)
     Net investing and
        financing income/
        (expense)                        (31)        142         (30)       296
   Discontinued operations            (1,869)         68      (1,973)       110
                                   ---------   ---------   ---------  ---------
         Net income                $   1,461   $   6,113   $   5,971  $  11,015
                                   =========   =========   =========  =========

   3.  Earnings per common share are computed using the weighted average number of shares of capital stock outstanding.  Diluted earnings per common share are computed on the following page (in thousands except per share data):

                                   Three Months Ended      Six Months Ended
                                        June 30,                June 30,
                                  --------------------   --------------------
                                    2001        2000       2001        2000
                                  --------    --------   --------    --------

Income from Continuing Operations
---------------------------------
     Reported income              $  3,330    $  6,045   $  7,944    $ 10,905
     Aftertax interest on Trust
       Securities                      181         190          -(a)      379
                                  --------    --------   --------    --------
     Adjusted income              $  3,511    $  6,235   $  7,944    $ 11,284
                                  ========    ========   ========    ========

     Average number of shares
       outstanding                   9,728       9,797      9,737       9,931
     Effect of conversion of the
     Trust Securities                  394         419          -(a)      347
     Effect of nonvested stock
       awards                          110          78        115          74
     Effect of unexercised stock
       options                          25           1         33           1
                                  --------    --------   --------     -------
     Average number of shares
       used to compute diluted
       earnings per common
       share                        10,257      10,295      9,885      10,353
                                  ========    ========   ========    ========
     Diluted earnings per
       common share               $    .34    $    .61   $    .80    $   1.09
                                  ========    ========   ========    ========

Net Income
----------
     Reported income              $  1,461    $  6,113   $  5,971    $ 11,015
     Aftertax interest on Trust
       Securities                      181         190          -(a)      379
                                  --------    --------   --------    --------
     Adjusted income              $  1,642    $  6,303   $  5,971    $ 11,394
                                  ========    ========   ========    ========
     Average number of shares
       outstanding                   9,728       9,797      9,737       9,931
     Effect of conversion of the
       Trust Securities                394         419          -(a)      347
     Effect of nonvested stock
       awards                          110          78        115          74
     Effect of unexercised stock
       options                          25           1         33           1
                                  --------    --------   --------    --------
     Average number of shares
       used to compute diluted
       earnings per common
       share                        10,257      10,295      9,885      10,353
                                  ========    ========   ========    ========
     Diluted earnings per
       common share               $    .16    $    .61   $    .60    $   1.10
                                  ========    ========   ========    ========

-------------------
(a) The impact of the Trust Securities on earnings per share from continuing operations is anti-dilutive for the six months ended June 30,2001.  Therefore, the Trust Securities are excluded from diluted earnings per share computations.

   4.  The Company had total comprehensive income of $1,352,000,
       $4,611,000, $4,886,000 and $9,000,000 for the three months and six months ended June 30, 2001 and 2000, respectively.  The income relates to the cumulative unrealized
       appreciation/depreciation on its available-for-sale securities.

   5.  During the first quarter of 2001, the U.S. Department of Labor
       ("DOL") initiated an investigation into Roto-Rooter Services
       Company's ("Roto-Rooter") pay practices for service technicians.
       The DOL claims Roto-Rooter should pay these commissioned
       employees overtime for hours worked over forty hours per week.
       Roto-Rooter has long relied on an overtime exemption covering
       Retail Service Employees.  The DOL now asserts that plumbing services do not qualify, and Roto-Rooter should lose the
       exemption.

       Roto-Rooter's compensation program responds to its employees'
       desire for flexibility and choices in terms of work schedule and income.  Roto-Rooter intends to vigorously defend this matter, but cannot predict its outcome.  It is not presently possible to reasonably estimate what liability, if any, may arise from this matter.

   6.  Effective for the second quarter of 2001, Chemed made a commitment to discontinue its Cadre Computer segment.  It is anticipated that the business and assets of Cadre Computer will be sold to a company owned by the Cadre Computer employees, or will otherwise be divested, during the next twelve months.
       Accordingly, the results of operations of Cadre Computer and the estimated loss on disposal have been classified as discontinued
       operations in the accompanying statement of income.

       Data relating to discontinued operations include the following
       (in thousands):
                                   Three Months Ended       Six Months Ended
                                       June 30,                  June 30,
                                  --------------------    -------------------
                                     2001       2000        2001       2000
                                  --------    --------    --------   --------
       Cadre Computer income/
          (loss) before income
          taxes                   $   (391)   $    105    $   (569)  $    171
       Income tax benefit/
          (expense)                    135         (37)        197        (61)
       Minority interest                28           -          40          -
                                  --------    --------    --------   --------
       Cadre Computer net income
          (loss)                      (228)         68        (332)       110
       Estimated loss on disposal,
          net of income tax
          benefit of $ 883          (1,641)          -      (1,641)         -
       Income/(loss) from
          discontinued operations $ (1,869)   $     68    $ (1,973)  $    110
                                  ========    ========    ========   ========
       Net service revenues and
          sales of Cadre Computer $  1,450    $  2,262    $  3,531   $  4,409
                                  ========    ========    ========   ========

   7.  Statement of Financial Accounting Standards No. l33 ("SFAS133"),
       Accounting for Derivative Instruments and Hedging Activities, is
       effective for calendar year 2001.  Since the Company does not invest in derivative or hedging instruments, adoption of SFAS133 has no impact on the Company's financial statements.

            ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial Condition
-------------------

          There were no significant changes in the Company's balance sheet from December 31, 2000 to June 30, 2001.

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

          On June 20, 2001, Chemed's $85 million revolving line of
credit with Bank of America expired. It is anticipated that another line of credit will be established during the third quarter of 2001.
As a result, Chemed had approximately $18.2 million of unused lines of credit with various banks at June 30, 2001.  Management believes its liquidity and sources of capital are satisfactory for the
Company's needs in the foreseeable future.

Results of Operations
---------------------

          Data relating to (a) the increase or decrease in service
revenues and sales from continuing operations and (b) aftertax earnings as a percent of service revenues and sales for each segment are set forth below:
                                 Service Revenues        Aftertax Earnings
                                    and Sales -         as a % of Revenues
                               % Increase/(Decrease)     (Aftertax Margin)
                               ---------------------   --------------------
                                   2001 vs. 2000         2001        2000
                               ---------------------   --------    --------
Three Months Ended
      June 30,
------------------
Roto-Rooter                             (4)%              5.3%        7.0%
Patient Care                             6                2.0         1.6
Service America                         (8)               2.7         2.7
   Total                                (2)               4.0         4.9

Six Months Ended
    June 30,
----------------
Roto-Rooter                             (1)%              5.7%        7.0%
Patient Care                             6                1.8         1.4
Service America                         (7)               2.7         2.2
         Total                           -                4.1         4.7

Second Quarter 2001 versus Second Quarter 2000
----------------------------------------------

          Service revenues and sales of the Roto-Rooter segment for
the second quarter of 2001 totaled $67,098,000, a decline of 4%
versus the $69,806,000 recorded in the second quarter of 2000.
Revenues of the drain cleaning business and the plumbing services business declined 2% and 5%, respectively, for the second quarter of
2001, as compared with revenues for 2000.  Each of these businesses'
revenues accounts for 42% of Roto-Rooter's total revenues and sales.
These revenue declines can be partially ascribed to the economic slowdown as Roto-Rooter is experiencing lower demand for elective, non-emergency plumbing and drain cleaning services.  The aftertax margin of this segment during the second quarter of 2001 was 5.3% as compared with 7.0% during the second quarter of 2000.  Most of this decline is attributable to a lower gross profit margin in the 2001 quarter.  Higher liability insurance costs during 2001 were a primary factor in the gross margin decline.  In addition, higher selling costs, as a percentage of revenues, also contributed to the aftertax margin decline.

          Service revenues of the Patient Care segment increased 6%
from $33,689,000 in the second quarter of 2000 to $35,839,000 in the second quarter of 2001.  The aftertax margin of this segment increased from 1.6% in the second quarter of 2000 to 2.0% in the second quarter of 2001, largely as the result of a higher gross profit margin in 2001.

          Service revenues and sales of the Service America segment
declined 8% from $19,461,000 in the second quarter of 2000 to
$17,852,000 in the second quarter of 2001. This decline was the result of not selling enough new service contracts to offset the loss of existing service contracts that renew annually.  The aftertax margin of this segment was 2.7% in both 2000 and 2001.

          Income from operations declined from $9,079,000 in the
second quarter of 2000 to $6,340,000 in the second quarter of 2001.
Similarly, earnings before interest, taxes, depreciation and amortization before capital gains ("EBITDA") declined 18% from
$15,562,000 in the second quarter of 2000 to $12,813,000 in the second quarter of 2001.  Both declines are primarily due to lower operating profit of the Roto-Rooter segment.

          Interest expense declined from $1,787,000 in the second
quarter of 2000 to $1,466,000, largely as the result of lower debt levels during the year 2001.

          Other income-net declined from $2,792,000 in the second
quarter of 2000 to $845,000 in the second quarter of 2001 primarily as the result of $1,711,000 of capital gains realized in the second quarter of 2000, as compared with a capital loss of $119,000 in the
2001 quarter.

          The effective income tax rate during the second quarter of
2001 was 38.8% as compared with 38.3% during the second quarter of
2000.

          Income from continuing operations declined from $6,045,000
($.62 per share and $.61 per diluted share) in the second quarter of
2000 to $3,330,000 ($.34 per share) in the second quarter of 2001.
Excluding gains on the sales of investments in 2000, income from continuing operations for the second quarter of 2000 was $4,923,000
($.50 per share) as compared with $3,330,000 ($.34 per share) for
2001.  This decline is attributable to lower aftertax income of the
Roto-Rooter segment in 2001.

          Net income during the second quarter of 2000 totaled
$6,113,000 ($.62 per share and $.61 per diluted share) as compared with $1,461,000 ($.15 per share and $.16 per diluted share) in the
2000 quarter.  Net income for 2001 includes a loss of $1,641,000
($.17 per share and $.16 per diluted share) from the discontinuance of the Cadre Computer segment effective June 30, 2001.

Six Months Ended June 30, 2001 versus June 30, 2000
---------------------------------------------------

          Service revenues and sales of the Roto-Rooter segment for
the first six months of 2001 totaled $135,554,000, a decline of 1%
versus the $137,530,000 recorded in the first six months of 2000.
During the first six months of 2001, revenues of the drain cleaning business increased 1% and revenues of the plumbing services business declined 1% versus revenues for the first six months of 2000.  The aftertax margin of the Roto-Rooter segment for the first six months of 2001 was 5.7% as compared with 7.0% for 2000.  This decline is attributable primarily to a lower gross profit margin in the 2001 period.

          Service revenues of the Patient Care segment increased 6%
from $66,598,000 in the first six months of 2000 to $70,780,000 in the first six months of 2001.  The aftertax margin of this segment increased from 1.4% in the first six months of 2000 to 1.8% in 2001, largely as the result of a higher gross profit margin in 2001.

          Service revenues and sales of the Service America segment
declined 7% from $38,215,000 in the first six months of 2000 to
$35,655,000 in the first six months of 2001. This decline was anticipated and is due, in part, to not renewing less profitable service contracts.  The aftertax margin of this segment increased from 2.2% in the 2000 period to 2.7% in the 2001 period, primarily as the result of a higher gross margin in 2001.

          Income from operations declined from $16,552,000 in the
first six months of 2000 to $13,857,000 in the first six months of
2001. Similarly, EBITDA declined 11% from $29,679,000 in the first six months of 2000 to $26,515,000 in the first six months of 2001.
Both declines are primarily due to lower operating profit of the
Roto-Rooter segment.

          Interest expense declined from $3,569,000 during the first six months of 2000 to $2,952,000 in the first six months of 2001 due to lower debt levels in 2001.

          Other income-net declined from $5,188,000 in the first six months of 2000 to $2,604,000 in the first six months of 2001 largely due to smaller gains on sales of investments in 2001.  Lower interest income during the 2001 period also contributed to this decline.

          The effective income tax rate during the first six months
of 2001 was 38.7% as compared with 38.0% during the first six months of 2000.  The increase is primarily attributable to a higher effective state and local income tax rate in 2001.

          Income from continuing operations declined from
$10,905,000 ($1.10 per share and $1.09 per diluted share) in the first six months of 2000 to $7,944,000 ($.82 per share and $.80 per diluted share) in the first six months of 2001.  Excluding gains on the sales of investments in 2000, income from continuing operations for the first six months of 2000 was $9,106,000 ($.92 per share) as compared with $7,241,000 ($.74 per share and $.73 per diluted share)
for 2001.  This decline is attributable to lower aftertax income of the Roto-Rooter segment in 2001.

          Net income during the first six months of 2001 totaled
$5,971,000 ($.61 per share and $.60 per diluted share) as compared with $11,015,000 ($1.11 per share and $1.10 per diluted share) in the
2000 period.   Net income for 2001 includes a loss of $1,641,000
($.17 per share and $.16 per diluted share) from the discontinuance of the Cadre Computer segment effective June 30, 2001.

Accounting for Business Combinations and Intangible Assets
----------------------------------------------------------

          During June 2001, the Financial Accounting Standards Board
approved the issuance of Statement of Financial Accounting Standards
No. 141 ("SFAS141"), Business Combinations, and Statement of
Financial Accounting Standards No. 142 ("SFAS142"), Goodwill and
Other Intangible Assets.  For Chemed these statements will generally become effective January 1, 2002, although business combinations initiated after July 1, 2001 are subject to the non-amortization and purchase accounting provisions.

          Specifically, SFAS142 stipulates that goodwill is no
longer subject to amortization, but must be evaluated annually for impairment beginning January 1, 2002.  Chemed estimates that the non-amortization provision will increase its diluted earnings per share by approximately $.40 to $.45 per share in the year 2002.  The assessment of goodwill for impairment is a complex issue in which a company must determine, among other things, the fair value of each defined component of its operating segments.  It is, therefore, not possible at this time to predict the impact, if any, which the impairment assessment provisions of SFAS142 will have on Chemed's financial statements.

Safe Harbor Statement under the Private Securities Litigation
Reform Act of 1995 Regarding Forward-Looking Information
-------------------------------------------------------------

          This report contains statements which are subject to
certain known and unknown risks, uncertainties, contingencies and other factors that could cause actual results to differ materially from such statements.  The Company's ability to deal with the unknown outcomes of these events, many of which are beyond its control, may affect the reliability of its projections and other financial matters.

PART II -- OTHER INFORMATION
----------------------------

Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

     (a) Chemed held its Annual Meeting of Shareholders on May 21,
         2001.

     (b) The names of directors elected at this Annual Meeting are as follows:

         Edward L. Hutton          Sandra E. Laney
         Rick L. Arquilla          Kevin J. McNamara
         James H. Devlin           Spencer S. Lee
         Charles H. Erhart, Jr.    John M. Mount
         Joel F. Gemunder          Timothy S. O'Toole
         Patrick P. Grace          Donald E. Saunders
         Thomas C. Hutton          Paul C. Voet
         Walter L. Krebs           George J. Walsh, III

     (c) The stockholders ratified the Board of Directors' selection of PricewaterhouseCoopers LLP as independent accountants
         for the Company and its consolidated subsidiaries for the
         year 2001.  8,800,446 votes were cast in favor of the
         proposal, 64,178 votes were cast against it, 29,215 votes
         abstained, and three were broker nonvotes.

     (d) With respect to the stockholder proposal concerning the sale of the Company: 1,013,136 votes were cast in favor of the proposal, 6,180,761 votes were cast against it, 114,920 votes abstained, and there were 1,585,022 broker nonvotes.

         With respect to the election of directors, the number of
         votes cast for each nominee was as follows:

                                   Votes For      Votes Withheld
                                   ---------      --------------
         Edward L. Hutton          8,452,003         441,836
         Rick L. Arquilla          8,472,384         421,455
         James H. Devlin           8,465,432         428,407
         Charles H. Erhart, Jr.    8,456,200         437,639
         Joel F. Gemunder          8,466,519         427,320
         Patrick P. Grace          8,462,709         431,130
         Thomas C. Hutton          8,467,830         426,009
         Walter L. Krebs           8,460,546         433,293
         Sandra E. Laney           8,467,843         425,996
         Spencer S. Lee            8,458,233         435,606
         Kevin J. McNamara         8,470,359         423,480
         John M. Mount             8,454,632         439,207
         Timothy S. O'Toole        8,457,497         436,342

         Donald E. Saunders        8,454,608         439,231
         Paul C. Voet              8,454,557         439,282
         George J. Walsh, III      8,458,598         435,241

Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

     (a) Exhibits
         --------

         None required.

     (b) Reports on Form 8-K
         -------------------

         None were filed in the quarter ended June 30, 2001.

                              SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be
         signed on its behalf by the undersigned thereunto duly
         authorized.

                                    Chemed Corporation
                                    -------------------
                                      (Registrant)

Dated:   August 10, 2001        By     Naomi C. Dallob
         ---------------             -------------------------
                                       Naomi C. Dallob, Vice
                                       President and Secretary

Dated:   August 10, 2001        By     Arthur V. Tucker, Jr.
         ---------------             -------------------------
                                       Arthur V. Tucker, Jr.
                                       Vice President and
                                       Controller (Principal
                                       Accounting Officer)