Form 10-Q
period 2001-09-30
CHEMED CORP
filed 2001-11-13
CIK 19584

                                                    FORM 10-Q
                                        SECURITIES AND EXCHANGE COMMISSION
                                              Washington, D.C. 20549

                                    Quarterly Report Under Section 13 or 15 (d)
                                      of the Securities Exchange Act of 1934

For Quarter Ended September 30, 2001

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

Class                     Amount                     Date

Capital Stock             9,832,687 Shares           October 31, 2001
$1 Par Value

                                                   Page 1 of 16

                                              CHEMED CORPORATION AND
                                               SUBSIDIARY COMPANIES

                                                       Index

                                                                                            Page No.
                                                                                            --------

PART I.    FINANCIAL INFORMATION:

    Item 1.  Financial Statements
             Consolidated Balance Sheet -
                September 30, 2001
                December 31, 2000                                                                   3

             Consolidated Statement of Income -
                Three months and nine months ended
                September 30, 2001 and 2000                                                         4

             Consolidated Statement of Cash Flows
                Nine months ended
                September 30, 2001 and 2000                                                         5

             Notes to Unaudited Financial Statements                                            6 - 9

    Item 2.  Management's Discussion and Analysis of
                   Financial Condition and Results of
                    Operations                                                                10 - 15

PART II.   OTHER INFORMATION                                                                       16

                                                   Page 2 of 16

                                                       PART I. FINANCIAL INFORMATION
                                                       Item 1. Financial Statements
                                                CHEMED CORPORATION AND SUBSIDIARY COMPANIES
                                                   UNAUDITED CONSOLIDATED BALANCE SHEET
                                              (in thousands except share and per share data)

                                                                                        September 30,              December 31,
                                                                                            2001                       2000
                                                                                        -------------              ------------
ASSETS
Current assets
   Cash and cash equivalents                                                            $  20,147                  $  10,280
   Accounts receivable less allowances of $5,151
              (2000 - $5,137)                                                              51,292                     54,571
   Inventories                                                                             11,231                     10,503
   Statutory deposits                                                                      13,293                     14,046
   Other current assets                                                                    17,947                     17,070
                                                                                        ---------                  ---------
                Total current assets                                                      113,910                    106,470

Other investments                                                                          35,331                     37,099
Properties and equipment, at cost less accumulated
   depreciation of $69,101 (2000 - $64,757)                                                69,459                     75,177
Identifiable intangible assets less accumulated
   amortization of $8,335 (2000 - $7,749)                                                  10,954                     11,633
Goodwill less accumulated amortization of $35,181
   (2000 - $31,524)                                                                       165,684                    169,083
Other assets                                                                               24,062                     21,913
                                                                                        ---------                  ---------
                Total Assets                                                            $ 419,400                  $ 421,375
                                                                                        =========                  =========

LIABILITIES
Current liabilities
   Accounts payable                                                                     $  10,904                  $  11,102
   Current portion of long-term debt                                                       11,373                     14,376
   Income taxes                                                                            10,571                     11,862
   Deferred contract revenue                                                               22,816                     24,973
   Other current liabilities                                                               46,248                     44,629
                                                                                        ---------                  ---------
                Total current liabilities                                                 101,912                    106,942

Long-term debt                                                                             58,088                     58,391
Other liabilities                                                                          26,951                     27,637
                                                                                        ---------                  ---------
                Total Liabilities                                                         186,951                    192,970
                                                                                        ---------                  ---------

MANDATORILY REDEEMABLE CONVERTIBLE PREFERRED
             SECURITIES OF THE CHEMED CAPITAL TRUST                                        14,520                     14,641
                                                                                        ---------                  ---------

STOCKHOLDERS' EQUITY
Preferred stock-authorized 700,000 shares without par
      value; none issued
Capital stock-authorized 15,000,000 shares $1 par;
   issued 13,437,781 (2000 - 13,317,906) shares                                            13,438                     13,318
Paid-in capital                                                                           166,436                    162,618
Retained earnings                                                                         156,690                    153,909
Treasury stock-3,605,904(2000 - 3,467,753) shares, at cost                               (110,386)                  (105,249)
Unearned compensation                                                                     (12,264)                   (16,683)
Deferred compensation payable in company stock                                              3,270                      5,500
Accumulated other comprehensive income                                                      2,227                      3,237
Notes receivable for shares sold                                                           (1,482)                    (2,886)
                                                                                        ---------                  ---------
                Total Stockholders' Equity                                                217,929                    213,764
                                                                                        ---------                  ---------

                Total Liabilities and Stockholders' Equity                              $ 419,400                  $ 421,375
                                                                                        =========                  =========

                                         See accompanying notes to unaudited financial statements.

                                                               Page 3 of 16

                                            CHEMED CORPORATION AND SUBSIDIARY COMPANIES
                                             UNAUDITED CONSOLIDATED STATEMENT OF INCOME
                                                (in thousands except per share data)

                                                               Three Months Ended            Nine Months Ended
                                                                  September 30,                 September 30,
                                                              --------------------         --------------------
                                                                2001        2000             2001        2000
                                                              --------    --------         --------    --------
Continuing Operations
     Service revenues and sales                               $117,498    $121,652         $359,487    $363,995
                                                              --------    --------         --------    --------

     Cost of services provided and
         cost of goods sold                                     71,781      72,913          218,661     220,144
     Selling and marketing expenses                             11,583      13,117           33,836      35,171
     General and administrative
         expenses                                               24,504      23,946           75,476      72,926
     Depreciation                                                4,031       3,728           12,058      11,254
     Other charges                                               4,031           -            4,031           -
                                                              --------    --------         --------    --------
              Total costs and expenses                         115,930     113,704          344,062     339,495
                                                              --------    --------         --------    --------

     Income from operations                                      1,568       7,948           15,425      24,500
     Interest expense                                           (1,373)     (1,664)          (4,325)     (5,233)
     Distributions on preferred
         securities                                               (275)       (282)            (830)       (856)
     Other income, net                                             165       1,916            2,769       7,104
                                                              --------    --------         --------    --------

     Income before income taxes                                     85       7,918           13,039      25,515
     Income taxes                                                    7      (3,210)          (5,003)     (9,902)
                                                              --------    --------         --------    --------
     Income from continuing operations                              92       4,708            8,036      15,613
Discontinued operations                                              -         (73)          (1,973)         37
                                                              --------    --------         --------    --------
Net Income                                                    $     92    $  4,635         $  6,063    $ 15,650
                                                              ========    ========         ========    ========

Earnings Per Common Share
     Income from continuing operations                        $    .01    $    .48         $    .83    $   1.58
                                                              ========    ========         ========    ========
     Net income                                               $    .01    $    .48         $    .62    $   1.59
                                                              ========    ========         ========    ========
     Average number of shares
      outstanding                                                9,690       9,742            9,721       9,867
                                                              ========    ========         ========    ========

Diluted Earnings per Common Shares
     Income from continuing operations                        $    .01    $    .48         $    .82    $   1.57
                                                              ========    ========         ========    ========
     Net income                                               $    .01    $    .47         $    .62    $   1.57
                                                              ========    ========         ========    ========
     Average number of shares
      outstanding                                                9,798      10,253            9,850      10,319
                                                              ========    ========         ========    ========
     Cash Dividends Paid Per Share                                 .11         .10              .33         .30
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

                                                             Page 4 of 16

                                              CHEMED CORPORATION AND SUBSIDIARY COMPANIES
                                            UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOWS
                                                            (in thousands)

                                                                                                       Nine Months Ended
                                                                                                          September 30,
                                                                                                     ----------------------
                                                                                                        2001         2000*
                                                                                                     ---------     --------
Cash Flows From Operating Activities
     Net income                                                                                      $  6,063      $ 15,650
       Adjustments to reconcile net income to net cash
       provided by operating activities:
         Depreciation and amortization                                                                 18,162        17,394
         Discontinued operations                                                                        1,973           (37)
         Provision for uncollectible accounts receivable                                                1,921         1,137
         Gains on sale of investments                                                                    (993)       (2,662)
         Provision for deferred income taxes                                                              (11)        1,225
         Changes in operating assets and liabilities,
           excluding amounts acquired in business combinations
              (Increase)/decrease in accounts receivable                                                 (129)          361
              Increase in inventories                                                                    (728)         (994)
              (Increase)/decrease in statutory deposits                                                   753          (361)
                Increase in other current assets                                                       (1,048)       (3,794)
              Increase/(decrease) in accounts payable, deferred
                contract revenue and other current liabilities                                          1,020          (327)
              Increase in income taxes                                                                    179         3,537
          Other - net                                                                                   1,390           914
                                                                                                     --------      --------

         Net cash provided by continuing operations                                                    28,552        32,043
         Net cash used by discontinued operations                                                         (55)         (144)
                                                                                                     --------      --------
         Net cash provided by operating activities                                                     28,497        31,899
                                                                                                     --------      --------

Cash Flows From Investing Activities
     Capital expenditures                                                                             (11,272)      (13,128)
     Proceeds from sale of property and equipment                                                       3,520           310
     Net outflows from discontinued operations                                                         (3,190)       (2,804)
     Business combinations--net of cash acquired                                                       (2,020)      (12,495)
     Proceeds from sale of investments                                                                  1,377         3,424
     Other-net                                                                                             66          (457)
                                                                                                     --------      ---------

         Net cash used by investing activities                                                        (11,519)      (25,150)
                                                                                                     --------      --------

Cash Flows From Financing Activities
     Repayment of long-term debt                                                                       (3,306)       (7,090)
     Dividends paid                                                                                    (3,292)       (3,022)
     Purchase of treasury stock                                                                        (1,201)       (5,395)
     Other - net                                                                                          688          (371)
                                                                                                     --------      --------

         Net cash used by financing activities                                                         (7,111)      (15,878)
                                                                                                     --------      --------

Increase/(Decrease) In Cash And Cash Equivalents                                                        9,867        (9,129)
Cash and cash equivalents at beginning of period                                                       10,280        17,282
                                                                                                     --------      --------
Cash and cash equivalents at end of period                                                           $ 20,147      $  8,153
                                                                                                     ========      ========

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

                                                 Three Months Ended             Nine Months Ended
                                                    September 30,                 September 30,
                                                 ------------------             -----------------
                                                   2001         2000              2001         2000
                                                 --------     --------          --------     --------
         Service Revenues and Sales
         --------------------------
         Roto-Rooter                             $ 65,406     $ 68,678          $200,960     $206,208
         Patient Care                              34,894       34,498           105,674      101,096
         Service America                           17,198       18,476            52,853       56,691
                                                 --------     --------          --------     --------
            Total                                $117,498     $121,652          $359,487     $363,995
                                                 ========     ========          ========     ========

         Aftertax Earnings
         -----------------
         Roto-Rooter                             $  1,268(a)     5,084          $  8,930(a)    14,673
         Patient Care                                 604          487             1,899        1,439
         Service America                             (310)(b)      186               635(b)     1,027
                                                 --------       ------          --------      -------
            Total segment earnings                  1,562        5,757            11,464       17,139

         Corporate
            Overhead                               (1,387)      (1,154)           (4,018)      (3,726)
            Net investing and
              financing income/(loss)                 (83)         105              (113)         401
            Gains on sales of
              investments                               -            -               703        1,799
         Discontinued operations                        -          (73)           (1,973)          37
                                                 --------     --------          --------     --------
             Net income                          $     92     $  4,635          $  6,063     $ 15,650
                                                 ========     ========          ========     ========

(a)  Amounts include Roto-Rooter's aftertax cost of its overtime wage settlement with the Department of Labor ($1,800,000).
(b)  Amounts include Service America's aftertax impairment loss related to the closing of its Tucson branch ($620,000).

3.       Earnings per common share are computed using the weighted
         average number of shares of capital stock outstanding.
         Diluted earnings per common share are computed as follows
         (in thousands except per share data):

                                                   Page 6 of 16

                                                            Three Months Ended          Nine Months Ended
                                                               September 30,               September 30,
                                                            ------------------          -----------------
                                                              2001         2000           2001         2000
                                                            -------      -------        -------      -------

Income from Continuing Operations
---------------------------------
       Reported income                                      $    92      $ 4,708        $ 8,036      $15,613
       Aftertax interest on Trust
         Securities                                               -(a)       196              -(a)       575
                                                            -------      -------        -------      -------
       Adjusted income                                      $    92      $ 4,904        $ 8,036      $16,188
                                                            =======      =======        =======      =======

       Average number of shares outstanding                   9,690        9,742          9,721        9,867
       Effect of conversion of the
         Trust Securities                                         -(a)       413              -(a)       370
       Effect of nonvested stock awards                         108           97            112           81
       Effect of unexercised stock options                        -            1             17            1
                                                            -------      -------        -------      -------

       Average number of shares used to
         compute diluted earnings per
         common share                                         9,798       10,253          9,850       10,319
                                                            =======      =======        =======      =======
       Diluted earnings per common share                    $   .01      $   .48        $   .82      $  1.57
                                                            =======      =======        =======      =======

Net Income
----------
       Reported income                                      $    92      $ 4,635        $ 6,063      $15,650
       Aftertax interest on Trust
         Securities                                               -(a)       196              -(a)       575
                                                            -------      -------        -------      -------
       Adjusted income                                      $    92      $ 4,831        $ 6,063      $16,225
                                                            =======      =======        =======      =======

       Average number of shares outstanding                   9,690        9,742          9,721        9,867
       Effect of conversion of the
         Trust Securities                                         -(a)       413              -(a)       370
       Effect of nonvested stock awards                         108           97            112           81
       Effect of unexercised stock options                        -            1             17            1
                                                            -------      -------        -------      -------

       Average number of shares used to
         compute diluted earnings per
         common share                                         9,798       10,253          9,850       10,319
                                                            =======      =======        =======      =======
       Diluted earnings per common share                    $   .01      $   .47        $   .62      $  1.57
                                                            =======      =======        =======      =======

(a) The impact of the Trust Securities on earnings per share from continuing operations is anti-dilutive for the three and nine-month periods ended September 30,
2001.  Therefore, the Trust Securities are excluded from diluted earnings per share computations.

4.     The Company had total comprehensive income of $167,000,
       $6,048,000, $5,053,000 and $15,048,000 for the three- and
       nine-month periods ended September 30, 2001 and 2000,
       respectively.  The other comprehensive income relates to the cumulative unrealized appreciation/depreciation on its
       available-for-sale securities.

5.     During the first quarter of 2001, the U.S. Department of
       Labor ("DOL") initiated a nationwide investigation into the pay practices for commissioned service technicians employed within the Roto-Rooter segment.  The issue in question was whether commissioned service technicians are entitled to
       overtime pay for time worked in excess of 40 hours.  During the third quarter of 2001, Roto-Rooter reached resolution
       with the DOL and agreed to make overtime payments to
       specified employees and former employees.  The cost of this

                                                   Page 7 of 16

       settlement, including payroll taxes and estimated legal
       costs, is $3,000,000 and is included in "other charges" in the statement of income in the third quarter.

       Roto-Rooter completed a conversion of its pay plan for these employees earlier this year.  Accordingly, management does not anticipate that this issue will have any significant
       impact on operating earnings on a going-forward basis.

6.     Effective for the second quarter of 2001, Chemed decided to discontinue its Cadre Computer segment.  In the third
       quarter, Chemed completed the sale of the business and assets of Cadre Computer to a company owned by the former Cadre
       Computer employees for a note receivable which has been fully reserved.

       Data relating to discontinued operations include the
       following (in thousands):

                                                            Three Months Ended           Nine Months Ended
                                                               September 30,               September 30,
                                                            ------------------          ------------------
                                                              2001        2000           2001         2000
                                                            -------     --------       -------      --------

       Cadre Computer income/(loss) before
           income taxes                                     $ (165)      $ (111)      $  (734)     $    60
       Income tax benefit/(expense)                             58           38           255          (23)
       Minority interest                                         6            -            46            -
                                                            ------       ------       -------      -------
       Cadre Computer net income/(loss)                       (101)         (73)         (433)          37
       Adjustment to loss/(loss) on disposal,
         net of income tax expense/(benefit)
         of $54 and $(829)                                     101            -        (1,540)           -
                                                            ------       ------       -------      -------
       Income/(loss) from discontinued operations           $    -       $  (73)      $(1,973)     $    37
                                                            ======       ======       =======      =======
       Net service revenues and sales of Cadre
           Computer                                         $1,557       $2,129       $ 5,088      $ 6,538
                                                            ======       ======       =======      =======

7.     During the third quarter of 2001, Service America recorded an impairment loss of $1,031,000 on the valuation of the assets of its Tucson branch which it closed in October 2001.  The loss related primarily to goodwill and other intangibles
       ($815,000), property and equipment ($145,000) and various
       other assets ($71,000).  The impairment loss is included in
       "other charges" on the income statement.

       The Tucson Branch recorded pretax losses of $124,000, nil,
       $216,000 and $373,000 for the three- and nine-month periods ended September 30, 2001 and 2000, respectively.  It is
       anticipated that the branch will incur approximately $235,000 of additional costs (primarily severance pay) and losses
       during the remainder of 2001.

                                                   Page 8 of 16

8.     Statement of Financial Accounting Standards No. 133
       ("SFAS133") Accounting for Derivative Instruments and Hedging
       Activities, is effective for calendar year 2001.  Since the
       Company does not invest in derivative or hedging instruments, adoption of SFAS133 has no impact on the Company's financial statements.

                                                   Page 9 of 16

                                      Item 2. Management's Discussion and Analysis
                                    of Financial Condition and Results of Operations

Financial Condition
-------------------

                  There were no significant changes in the Company's balance sheet from December 31, 2000 to September 30, 2001.

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

                  On June 20, 2001, Chemed's $85 million revolving line of
credit with Bank of America expired. It is anticipated that another line of credit will be established during the next several months.
Chemed had approximately $18.5 million of unused lines of credit with various banks at September 30, 2001.  Management believes its liquidity and sources of capital are satisfactory for the Company's needs in the foreseeable future.

Results of Operations
---------------------

                  Data relating to (a) the increase or decrease in service
revenues and sales from continuing operations and (b) aftertax earnings as a percent of service revenues and sales for each segment are set forth below:
                                              Service Revenues                  Aftertax Earnings/(Loss)
                                                 and Sales -                       as a % of Revenues
                                            % Increase/(Decrease)                  (Aftertax Margin)
                                            ---------------------               -----------------------
                                                2001 vs. 2000                      2001          2000
                                            ---------------------               ---------     ---------

Three Months Ended
 September 30,
------------------
Roto-Rooter                                         (5)%                           1.9%          7.4%
Patient Care                                         1                             1.7           1.4
Service America                                     (7)                           (1.8)          1.0
     Total                                          (3)                            1.3           4.7

                                                      Page 10 of 16

Nine Months Ended
 September 30,
------------------
Roto-Rooter                                         (3)%                           4.4%          7.1%
Patient Care                                         5                             1.8           1.4
Service America                                     (7)                            1.2           1.8
     Total                                          (1)                            3.2           4.7

Third Quarter 2001 versus Third Quarter 2000
--------------------------------------------

                  Service revenues and sales of the Roto-Rooter segment for
the third quarter of 2001 totaled $65,406,000, a decline of 5%
versus the $68,678,000 recorded in the third quarter of 2000.
Revenues of the drain cleaning business increased slightly and revenues of the plumbing services business declined 7% for the third quarter of 2001, as compared with revenues for 2000. Each of these businesses' revenues accounts for approximately 42% of Roto-Rooter's total revenues and sales.  The overall revenue decline can be partially ascribed to the economic slowdown as Roto-Rooter is experiencing lower demand for elective, non-emergency plumbing and drain cleaning services.  The aftertax margin during the third quarter of 2001 was 1.9% versus 7.4% in the 2000 quarter.  Excluding the nonrecurring charge for the overtime wage settlement ($1,800,000 aftertax) the margin for the 2001 third quarter was 4.7%.  The decline versus 2000 is attributable to a lower gross profit margin, largely due to higher liability insurance costs during 2001.

                  Service revenues of the Patient Care segment increased 1%
from $34,498,000 in the third quarter of 2000 to $34,894,000 in the third quarter of 2001.  The aftertax margin of this segment
increased from 1.4% in the third quarter of 2000 to 1.7% in 2001, largely as the result of a higher gross profit margin in 2001.

                  Service revenues and sales of the Service America segment
declined 7% from $18,476,000 in the third quarter of 2000 to
$17,198,000 in the third quarter of 2001.  This decline is the result of insufficient new service contracts to offset the loss of expiring annual service contracts.  The aftertax margin of this segment was a negative 1.8% during the third quarter of 2001 versus
1.0% in 2000.  Excluding the impairment loss on the assets of the
Tucson branch ($620,000 aftertax), the margin for 2001 was 1.8%.
The higher aftertax margin during 2001 is attributable to a higher gross profit margin in 2001, partially offset by higher selling and administrative expenses, as a percent of revenues.

                  Income from operations declined from $7,948,000 in the
third quarter of 2000 to $1,568,000 in the third quarter of 2001.
Excluding Roto-Rooter's overtime wage settlement ($3,000,000) and
Service America's impairment loss ($1,031,000), income from
operations for the third quarter of 2001 was $5,599,000, a decline

                                                     Page 11 of 16

of 30% from 2000.  Similarly, earnings before interest, taxes, depreciation and amortization before capital gains and nonrecurring charges ("EBITDA") declined 26% from $15,141,000 in the third quarter of 2000 to $11,285,000 in 2001.  Both declines are primarily due to lower operating profit of the Roto-Rooter segment.

                  Interest expense declined from $1,664,000 in the third
quarter of 2000 to $1,373,000 in the third quarter of 2001, largely as a result of lower debt levels in the year 2001.

                  Other income-net declined from $1,916,000 in the third
quarter of 2000 to $165,000 in the third quarter of 2001 due primarily to incurring losses on trust assets used to fund deferred compensation liabilities in 2001 versus gains on such assets in
2000.  These gains or losses included in other income are entirely offset by increases or reductions in operating expenses.

                  Income from continuing operations declined from $4,708,000
($.48 per share) in the third quarter of 2000 to $92,000 ($.01 per share) in the third quarter of 2001.  Excluding the overtime wage settlement and the impairment loss ($2,420,000 aftertax), income from continuing operations in 2001 was $2,512,000 ($.26 per share).
The decline versus the prior year period is primarily due to lower aftertax earnings of the Roto-Rooter segment.

                  Net income for the third quarter of 2000 includes a
$73,000 loss recorded by the Cadre Computer segment which was discontinued in 2001.

Nine Months Ended September 30, 2001 versus September 30, 2000
--------------------------------------------------------------

                  Service revenues and sales of the Roto-Rooter segment for
the first nine months of 2001 totaled $200,960,000, a decline of 3%
versus the $206,208,000 recorded in the first nine months of 2000.
Revenues of the drain cleaning business increased 1% and revenues of the plumbing services business declined 3% for the first nine months of 2001, as compared with revenues for 2000.  The overall revenue decline in 2001 is largely attributable to the economic slowdown as
Roto-Rooter is experiencing lower demand for elective, non-emergency plumbing and drain cleaning services.  The aftertax margin during the first nine months of 2001 was 4.4% versus 7.1% in the 2000 period.  Excluding the nonrecurring charge for the overtime wage settlement the margin for the 2001 quarter was 5.3%.  The decline versus 2000 is attributable to a lower gross profit margin, largely due to higher liability insurance costs during 2001.

                  Service revenues of the Patient Care segment increased 5%
from $101,096,000 in the first nine months of 2000 to $105,674,000 in the first nine months of 2001.  The aftertax margin of this

                                                     Page 12 of 16

segment increased from 1.4% in the first nine months of 2000 to 1.8%
in 2001, largely as the result of a higher gross profit margin in
2001.

                  Service revenues and sales of the Service America segment
declined 7% from $56,691,000 in the first nine months of 2000 to
$52,853,000 in the first nine months of 2001.  This decline is largely the result of insufficient new service contracts to offset the expiration of existing service contracts.  The aftertax margin of this segment was 1.2% during the first nine months of 2001 versus
1.8% in 2000.  Excluding the impairment loss on the assets of the
Tucson branch ($620,000 aftertax), the margin for 2001 was 2.4%.
The higher aftertax margin during 2001 is attributable to a higher gross profit margin in 2001, partially offset by higher selling and administrative expenses, as a percent of revenues.

                  Income from operations declined from $24,500,000 in the
first nine months of 2000 to $15,425,000 in the first nine months of
2001.  Excluding Roto-Rooter's overtime wage settlement ($3,000,000)
and Service America's impairment loss ($1,031,000), income from operations for the first nine months of 2001 was $19,456,000, a decline of 21% from 2000.  Similarly, earnings before interest, taxes, depreciation and amortization before capital gains and nonrecurring charges ("EBITDA") declined 16% from $44,820,000 in the first nine months of 2000 to $37,800,000 in 2001.  Both declines are primarily due to lower operating profit of the Roto-Rooter segment.

                  Interest expense declined from $5,233,000 in the first
nine months of 2000 to $4,325,000 in the first nine months of 2001, largely as a result of lower debt levels in the year 2001.

                  Other income-net declined from $7,104,000 in the first
nine months of 2000 to $2,769,000 in the first nine months of 2001 due primarily to larger capital gains on the sales of investments in
2000 ($2,662,000) versus 2001 ($993,000) and to incurring losses on trust assets used to fund deferred compensation liabilities in 2001 versus gains on such assets in 2000.  These market gains or losses on trust assets included in other income are entirely offset by increases or reductions in operating expenses.

                  Income from continuing operations declined from
$15,613,000 ($1.58 per share and $1.57 per diluted share) in the first nine months of 2000 to $8,036,000 ($.83 per share and $.82 per diluted share) in the first nine months of 2001.  Excluding capital gains on the sales of investments, and overtime wage settlement and the impairment loss (which total $2,420,000 aftertax), income from continuing operations in 2001 was $9,753,000 ($1.00 per share and
$.99 per diluted share) versus $13,814,000 ($1.40 per share and
$1.39 per diluted share).  The decline versus the prior year period is primarily due to lower aftertax earnings of the Roto-Rooter segment.

                                            Page 13 of 16

                  Net income for the first nine months includes the results
of the Cadre Computer segment which was discontinued in the second quarter of 2001.  Included in the 2001 loss from discontinued
operations is a loss on the disposal of Cadre Computer amounting to
$1,540,000.

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

Accounting for Asset Retirement Obligations
-------------------------------------------

                  During June 2001, the Financial Accounting Standards Board
approved the issuance of Statement of Financial Accounting Standards
No. 143 ("SFAS143"), Accounting for Asset Retirement Obligations.
This statement becomes effective for fiscal years beginning after
June 15, 2002 and requires all entities to recognize legal
obligations associated with the retirement of tangible long-lived assets that result from the acquisition, construction or development and/ or normal operation of a long-lived asset.

                  Since the Company has no material asset retirement
obligations, the adoption of SFAS 143 in 2003 will not have a material impact on its financial statements.

                                                     Page 14 of 16

Accounting for the Impairment or Disposal of Long-Lived Assets
--------------------------------------------------------------

                  During August 2001, the Financial Accounting Standards
Board approved the issuance of Statement of Financial Accounting
Standards No. 144 ("SFAS144"), Accounting for the Impairment or
Disposal of Long-Lived Assets.  This statement becomes effective for fiscal years beginning after December 15, 2001 and modifies
accounting for impairment of long-lived assets to be held and used, disposed of by sale or otherwise disposed.  It is currently
anticipated that adoption of SFAS144 in 2002 will not materially impact the Company's financial statements.

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

                                                     Page 15 of 16

PART II -- OTHER INFORMATION
----------------------------

Item 6.          Exhibits and Reports on Form 8-K
-------          --------------------------------

    (a)          Exhibits
                 --------

                 None required.

    (b)          Reports on Form 8-K
                 -------------------

                 None were filed in the quarter ended September 30, 2001.

                                                       SIGNATURES

             Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be
             signed on its behalf by the undersigned thereunto duly
             authorized.

                                                              Chemed Corporation
                                                              -------------------
                                                                (Registrant)

Dated:       November 14, 2001                           By     Naomi C. Dallob
             -----------------                                -------------------------
                                                                  Naomi C. Dallob, Vice
                                                                  President and Secretary

Dated:       November 14, 2001                           By     Arthur V. Tucker, Jr.
             -----------------                                -------------------------
                                                                  Arthur V. Tucker, Jr.
                                                                  Vice President and
                                                                  Controller (Principal
                                                                  Accounting Officer)

                                                      Page 16 of 16