Form 10-K
period 2001-12-31
CHEMED CORP
filed 2002-03-28
CIK 19584

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-K

 [X]            ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2001

                                       or

 [_]        Transition Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

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
                                             -----   -----

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.________

         The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing price of said stock on the New York Stock Exchange - Composite Transaction Listing on March 22, 2002 ($37.80 per share), was $361,902,908.

         At March 22, 2002, 9,855,252 shares of Chemed Corporation Capital Stock (par value $1 per share) were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Document                                         Where Incorporated
         --------                                         ------------------

2001 Annual Report to Stockholders
   (Specified Portions)                                   Parts I, II and IV
Proxy Statement for Annual Meeting to be
   held May 20, 2002                                      Part III

                               CHEMED CORPORATION

                          2001 FORM 10-K ANNUAL REPORT

                                Table of Contents


                                                                            Page

                                     PART I

Item 1.     Business..........................................................1
Item 2.     Properties........................................................5
Item 3.     Legal Proceedings.................................................7
Item 4.     Submission of Matters to a Vote of Security Holders...............8
 --         Executive Officers of the Registrant..............................8


                                     PART II

Item 5.     Market for the Registrant's Common Equity and Related
            Stockholder Matters...............................................9
Item 6.     Selected Financial Data..........................................10
Item 7.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations..............................10
Item 7A.    Quantitative and Qualitative Disclosures About Market Risk.......10
Item 8.     Financial Statements and Supplementary Data......................10
Item 9.     Changes in and Disagreements with Accountants on
            Accounting and Financial Disclosure..............................10


                                    PART III

Item 10.    Directors and Executive Officers of the Registrant...............10
Item 11.    Executive Compensation...........................................1l
Item 12.    Security Ownership of Certain Beneficial Owners and
            Management.......................................................11
Item 13.    Certain Relationships and Related Transactions...................11


                                     PART IV

Item 14.    Exhibits, Financial Statement Schedule and Reports
            on Form 8-K......................................................11

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

         On December 21, 1992, the Company acquired The Veratex Corporation and related businesses ("Veratex Group") from Omnicare, Inc., a publicly traded company in which Chemed currently maintains a .2 percent ownership interest. The purchase price was $62,120,000 in cash paid at closing, plus a post-closing payment of $1,514,000 (paid in April 1993) based on the net assets of Veratex.

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


Financial Information about Industry Segments

         The required segment and geographic data for the Company's continuing operations (as described below) for the three years ended December 31, 1999, 2000 and 2001 are shown in the "Segment Data" on pages 26 and 27 of the 2001 Annual Report to Stockholders and are incorporated herein by reference.


Description of Business by Segment

         The information called for by this item is included within Note 1 of the Notes to Financial Statements appearing on page 16 of the 2001 Annual Report to Stockholders and is incorporated herein by reference.


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


Raw Materials

         The principal raw materials needed for Chemed's United States manufacturing operations are purchased from United States sources. No segment of Chemed experienced any material raw material shortages during 2001, although such shortages may occur in the future. Products manufactured and sold by Chemed's active business segments generally may be reformulated to avoid the adverse impact of a specific raw material shortage.


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

         Patient Care's activities are subject to various federal and state laws and regulations. Changes in the law, new interpretations of existing laws, or changes in payment methodology, may have a dramatic effect on the definition of permissible or impermissible activities, the relative costs associated with doing business and the amount of reimbursement by both government and other third-party payors. In addition to specific legislative and regulatory influences, efforts to reduce the growth of the federal budget and the Medicare and the Medicaid programs resulted in enactment of the Balanced Budget Act of 1997. This law contains several provisions affecting Medicare payment for the coverage of home healthcare services which directly or indirectly, together with Medicaid payments, accounted for 70 percent of Patient Care's net revenue in 2001. Certain of these provisions could have an adverse effect on Patient Care. In addition, state legislatures periodically consider various healthcare reform proposals. Congress and state legislatures can be expected to continue to review and assess alternative healthcare delivery systems and payment methodologies, and public debate of these issues can be expected to continue in the future. The ultimate timing or effect of such additional legislative efforts cannot be predicted and may impact Patient Care in different ways. No assurance can be given that any such efforts will not have a material adverse effect on Patient Care.

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

         In connection with the sale of DuBois to the Diversey Corporation, the Company contractually assumed for a period of ten years the estimated liability for potential environmental cleanup and related costs arising from the sale of DuBois up to a maximum of $25,500,000. Based upon managements' updated assessment of the Company's environmental-related liability, the Company has accrued $2,286,000 at December 31, 2001 to cover these costs. Although no assurances can be given, the Company does not believe that the costs associated with any additional Dubois-related environmental issues will have a material effect on the Company's financial condition or results of operation.

         Chemed, to the best of its knowledge, is currently in compliance in all material respects with the environmental laws and regulations affecting its operations. Such environmental laws, regulations and enforcement proceedings have not required Chemed to make material increases in or modifications to its capital expenditures and they have not had a material adverse effect on sales or net income. Capital expenditures for the purposes of complying with environmental laws and regulations during 2002 and 2003 with respect to continuing operations are not expected to be material in amount; there can be no assurance, however, that presently unforeseen legislative or enforcement actions will not require additional expenditures.


Employees

         On December 31, 2001, Chemed had a total of 7,595 employees.


Item 2. Properties

         Chemed has plants and offices in various locations in the United States and Canada. The major facilities operated by Chemed are listed below by industry segment. All "owned" property is held in fee and is not subject to any major encumbrance. Except as otherwise shown, the leases have terms ranging from one year to seventeen years. Management does not foresee any difficulty in renewing or replacing the remainder of its current leases. Chemed considers all of its major operating properties to be maintained in good operating condition and to be generally adequate for present and anticipated needs.

    Location                  Type                                              Owned                    Leased
    --------                  ----                                              -----                    ------
                                                        Roto-Rooter Group

Cincinnati, OH                Office and service                            22,000 sq. ft.              41,000 sq. ft.
                              facilities

West Des Moines,              Office, manufacturing and                     29,000 sq. ft.                 --
IA                            distribution center facilities

Northeastern                  Office and service                            31,000 sq. ft.              58,000 sq. ft.
U.S. Area (1)                 facilities


Central U.S.                  Office and service                            35,000 sq. ft.              74,000 sq. ft.
Area (2)                      facilities

Southern U.S.                 Office and service                            18,000 sq. ft.              90,000 sq. ft.
Area (3)                      facilities

Western                       Office and service                            19,000 sq. ft.              84,000 sq. ft.
U.S. Area (4)                 facilities

                                                          Patient Care

New Jersey (5)                Office                                             --                     52,000 sq. ft.

Connecticut (6)               Office                                             --                     46,000 sq. ft.

New York (7)                  Office                                             --                     45,000 sq. ft.

Illinois (8)                  Office                                             --                      3,000 sq. ft.

Ohio (9)                      Office                                             --                      4,000 sq. ft.

Kentucky (10)                 Office                                             --                      3,000 sq. ft.

Georgia (11)                  Office                                             --                      2,000 sq. ft.

Washington, DC (12)           Office                                             --                      2,000 sq. ft.

Virginia (13)                 Office                                             --                      3,000 sq. ft.

Maryland (14)                 Office                                             --                      2,000 sq. ft.

                                                         Service America

Florida (15)                  Office and service                            67,000 sq. ft.              33,000 sq. ft.
                              facilities

Arizona (16)                  Office and service                                 --                     10,000 sq. ft.
                              facilities

                                                            Corporate

Cincinnati, OH (17)           Corporate offices and                         8,000 sq. ft.               58,000 sq. ft.
                              related facilities

----------

(1) Comprising locations in Stoughton, Springfield and Woburn, Massachusetts; West Stratford and Bloomfield, Connecticut; Farmingdale, Hawthorne, and Staten Island, New York; Pennsauken and Brunswick, New Jersey; Levittown and Philadelphia, Pennsylvania; Cranston, Rhode Island; and Newark, Delaware.

(2) Comprising locations in Columbus and Independence, Ohio; Indianapolis, Indiana; Memphis and Nashville, Tennessee; Wilmerding and North Hills, Pennsylvania;

         Rochester and West Seneca, New York; Baltimore, Derwood and Jessup, Maryland; Manassas and Virginia Beach, Virginia; and Charlotte, Raleigh and Durham, North Carolina.

(3) Comprising locations in Atlanta, Decatur, Newman and Kennesaw, Georgia; Birmingham, Alabama; Ft. Lauderdale, Jacksonville, Miami, Orlando, Longwood, Medley, Tampa and Daytona Beach, Florida; and Houston, San Antonio and Austin, Texas.

(4) Comprising locations in St. Paul, Minneapolis and Oakdale, Minnesota; Addison, Thornton, Schaumburg and Glenview, Illinois; St. Louis, Missouri; Commerce City, Colorado; Honolulu, Hawaii; Menlo Park, California; Seattle, Tacoma and Bremerton, Washington; and Las Vegas, Nevada.

(5) Comprising locations in Jersey City; Ridgewood, Montclair, Westfield, and West Orange, New Jersey.

(6) Comprising locations in Greenwich, Madison, Naugatuch, Newington, Norwalk, New Haven, Stratford, Stamford, Norwich, Gulliford, Bridgeport and Danbury, Connecticut.

(7) Comprising locations in Brooklyn, Manhattan, Queens, Bronx and Staten Island, New York.

(8)      Comprising locations in Chicago and Glenview, Illinois.

(9)      Comprising location in Columbus, Ohio.

(10)     Comprising location in Louisville, Kentucky.

(11)     Comprising location in Conyers, Georgia.

(12)     Comprising location in Washington, D.C.

(13)     Comprising location in Alexandria, Virginia.

(14)     Comprising locations in Towson and Rockville, Maryland.

(15) Comprising locations in Pompano Beach, Miami, Fort Myers, Orlando, Deerfield Beach, Jupiter, Tampa and Delray Beach, Florida.

(16) Comprising location in Phoenix, Arizona. Excludes 6,000 square feet in Tucson, Arizona sublet to outside party.

(17) Excludes 69,000 square feet in current Cincinnati, Ohio office facilities that are sublet to outside parties.


Item 3.  Legal Proceedings

         None

Item 4.  Submission of Matters to a Vote of Security Holders

         None.


Executive Officers of the Company

       Name          Age                Office                         First Elected
------------------   ---   ------------------------------------    --------------------
Edward L. Hutton     82    Chairman                                November 3, 1993 (1)
Kevin J. McNamara    48    President and Chief Executive Officer   August 2, 1994 (2)
Timothy S. O'Toole   46    Executive Vice President and            May 18, 1992 (3)
                              Treasurer
Spencer S. Lee       46    Executive Vice President                May 15, 2000 (4)
Sandra E. Laney      58    Executive Vice President and Chief      November 3, 1993 (5)
                              Administrative Officer
Arthur V. Tucker,    52    Vice President and Controller           May 20, 1991 (6)
Jr.

(1) Mr. E. L. Hutton is the Chairman of the Company and has held this position since November 1993. Previously, from April 1970 to May 2001, Mr. E. L. Hutton also served as Chief Executive Officer and from April 1970 to November 1993, he held the position of President of the Company. Mr. E. L. Hutton is the father of Mr. T. C. Hutton, a director and a Vice President of the Company.

(2) Mr. K. J. McNamara is President and Chief Executive Officer of the Company and has held these positions since August 1994 and May 2001, respectively. Previously, he served as an Executive Vice President, Secretary and General Counsel of the Company, since November 1993, August 1986 and August 1986, respectively. He previously held the position of Vice President of the Company, from August 1986 to May 1992.

(3) Mr. T. S. O'Toole is an Executive Vice President and the Treasurer of the Company and has held these positions since May 1992 and February 1989, respectively. Mr. O'Toole is Chairman and Chief Executive Officer of Patient Care, Inc. and has held these positions since April 1995.

(4) Mr Lee is an Executive Vice President of the Company and has held this position since May 15, 2000. Mr. Lee is also Chairman and Chief Executive Officer of Roto-Rooter, Inc., a wholly owned subsidiary of the Company ("Roto-Rooter"), and has held this position since January 1999. Previously, he served as a Senior Vice President of Roto-Rooter Services Company from May 1997 to January 1999. From February 1985 to May 1997, he served as Vice President of Roto-Rooter Services Company.

(5) Ms. S. E. Laney is an Executive Vice President and the Chief Administrative Officer of the Company and has held these positions since May 2001 and May 1991, respectively. Previously, from November 1993 to May 2001, she held the position of Senior Vice President of the Company.

(6) Mr. A. V. Tucker, Jr. is a Vice President and Controller of the Company and has held these positions since February 1989. From May 1983 to February 1989, he held the position of Assistant Controller of the Company.

         Each executive officer holds office until the annual election at the next annual organizational meeting of the Board of Directors of the Company which is scheduled to be held on May 20, 2002.


                                     PART II

Item 5.  Market for the Registrant's Common Equity and Related Stockholder
         Matters

         The Company's Capital Stock (par value $1 per share) is traded on the New York Stock Exchange under the symbol CHE. The range of the high and low sale prices on the New York Stock Exchange and dividends paid per share for each quarter of 2000 and 2001 are set forth below.


                                             Closing
                                      ----------------------   Dividends Paid
                                         High         Low        Per Share
                ---------------------------------------------------------------

                2001
                ----

                First Quarter            $39.00       $33.00        $.11
                Second Quarter            38.50        30.90         .11
                Third Quarter             36.10        26.70         .11
                Fourth Quarter            34.00        27.75         .11


                2000
                ----

                First Quarter            $31.44       $27.00        $.10
                Second Quarter            31.19        27.50         .10
                Third Quarter             32.31        27.75         .10
                Fourth Quarter            36.56        30.94         .10

         Future dividends are necessarily dependent upon the Company's earnings and financial condition, compliance with certain debt covenants and other factors not presently determinable.

         The information called for this Item with respect to the Company's Capital Stock authorized under the Company's stock incentive plans is set forth on pages 24 through 25 of the 2001 Annual Report to Stockholders and is incorporated herein by reference.

         As of March 22, 2002, there were approximately 3,653 stockholders of record of the Company's Capital Stock. This number only includes stockholders of record and does not include stockholders with shares beneficially held for them in nominee name or within clearinghouse positions of brokers, banks or other institutions.

Item 6.  Selected Financial Data

         The information called for by this Item for the five years ended December 31, 2001 is set forth on pages 28 and 29 of the 2001 Annual Report to Stockholders and is incorporated herein by reference.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

         The information called for by this Item is set forth on pages 32 through 35 of the 2001 Annual Report to Stockholders and is incorporated herein by reference.


Item 7A. Quantitative and Qualitative Disclosures About Market Risk

         The Company has an insignificant number of financial instruments held for trading purposes and does not hedge any of its market risks with derivative instruments.


Item 8.  Financial Statements and Supplementary Data

         The consolidated financial statements, together with the report thereon of PricewaterhouseCoopers LLP dated February 4, 2002, appearing on pages 9 through 27 of the 2001 Annual Report to Stockholders, along with the Supplementary Data (Unaudited Summary of Quarterly Results) appearing on page 31, are incorporated herein by reference.


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         None.


                                    PART III

Item 10. Directors and Executive Officers of the Registrant

         The directors of the Company are:

                Edward L. Hutton                  Walter L. Krebs
                Kevin J. McNamara                 Sandra E. Laney
                Rick L. Arquilla                  Spencer S. Lee
                Charles H. Erhart, Jr.            John M. Mount
                Joel F. Gemunder                  Timothy S. O'Toole
                Patrick P. Grace                  Donald E. Saunders
                Thomas C. Hutton                  George J. Walsh III

         The additional information required under this Item with respect to the directors and executive officers is set forth in the Company's 2002 Proxy Statement and in Part I hereof under the caption "Executive Officers of the Registrant" and is incorporated herein by reference.

Item 11. Executive Compensation

         Information required under this Item is set forth in the Company's 2002 Proxy Statement, which is incorporated herein by reference.


Item 12. Security Ownership of Certain Beneficial Owners and Management

         Information required under this Item is set forth in the Company's 2002 Proxy Statement, which is incorporated herein by reference.


Item 13. Certain Relationships and Related Transactions

         Information required under this Item is set forth in the Company's 2002 Proxy Statement, which is incorporated herein by reference.


                                     PART IV

Item 14. Exhibits, Financial Statement Schedule and Reports on Form 8-K

Exhibits

         3.1      Certificate of Incorporation of Chemed Corporation.*

         3.2      By-Laws of Chemed Corporation.*

         4.1 Offer to Exchange Chemed Capital Trust Convertible Preferred Securities for Shares of Capital Stock, dated as of December 23, 1999.*

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

         10.10    1997 Stock Incentive Plan.*,**

         10.11    1999 Stock Incentive Plan.*,**

         10.12    1999 Long-Term Employee Incentive Plan.*

         10.13    Employment Contracts with Executives.*,**

         10.14 Amendment to Employment Agreements with Edward L. Hutton, Kevin J. McNamara, Sandra E. Laney and Thomas C. Hutton, dated May 21, 2001.**

         10.15    Amendment to Employment Agreement with Spencer S. Lee and Rick
                  L. Arquilla, dated May 21, 2001.**

         10.16 Amendment to Employment Agreement with Executives, dated January 1, 2002.**

         10.17    Employment Agreement with John M. Mount.*,**

         10.18    Amendment No. 7 to Employment Agreement with Edward L.
                  Hutton.*,**

         10.19 Excess Benefits Plan, as restated and amended, effective April 1, 1997.*,**

         10.20    Non-Employee Directors' Deferred Compensation Plan.*,**

         10.21 Chemed/Roto-Rooter Savings & Retirement Plan, effective January 1, 1999.*,**

         10.22 First Amendment to Chemed/Roto-Rooter Savings & Retirement Plan, effective September 6, 2000.**

         10.23 Second Amendment to Chemed/Roto-Rooter Savings & Retirement Plan, effective January 1, 2001.**

         10.24 Third Amendment to Chemed/Roto-Rooter Savings & Retirement Plan, effective December 12, 2001.**

         10.25 Stock Purchase Agreement by and Among Banta Corporation, Chemed Corporation and OCR Holding Company as of September 24, 1997.*

         10.26    Directors Emeriti Plan.*,**

         10.27    Second Amendment to Split Dollar Agreement with
                  Executives.*,**

         10.28    Split Dollar Agreement with Sandra E. Laney.*,**

         10.29    Split Dollar Agreement with Executives.*,**

         10.30    Split Dollar Agreement with Edward L. Hutton.*,**

         10.31    Split Dollar Agreement with John M. Mount.*,**

         10.32    Split Dollar Agreement with Spencer S. Lee.*,**

         10.33    Split Dollar Agreement with Rick L. Arquilla.*,**

         10.34    Form of Promissory Note under the Executive Stock Purchase
                  Plan.**

         10.35 Promissory Note under the Executive Stock Purchase Plan with Kevin J. McNamara.*,**

         10.36 Roto-Rooter Deferred Compensation Plan No. 1, as amended January 1,1998.*,**

         10.37    Roto-Rooter Deferred Compensation Plan No. 2.*,**

         13.      2001 Annual Report to Stockholders.

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


Financial Statement Schedule

         See Index to Financial Statements and Financial Statement Schedule on page S-1.


Reports on Form 8-K

         The Company filed a Form 8-K dated November 30, 2001 with respect to its restructuring plan.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       CHEMED CORPORATION

March 28, 2002                         By /s/ Kevin J. McNamara
                                          -------------------------------------
                                          Kevin J. McNamara
                                          President and Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

             Signature                                  Title                                                  Date
-------------------------------------   --------------------------------------                           ----------------
                                                                                               -------+
/s/ Kevin J. McNamara                   President and Chief Executive Officer                         |
-------------------------------------   and a Director (Principal Executive                           |
Kevin J. McNamara                       Officer)                                                      |
                                                                                                      |
                                                                                                      |
/s/ Timothy S. O'Toole                  Executive Vice President and Treasurer                        |
-------------------------------------   and a Director                                                |
Timothy S. O'Toole                      (Principal Financial Officer)                                 |
                                                                                                      |
                                                                                                      |
/s/ Arthur V. Tucker, Jr.               Vice President and Controller                                 |   March 28, 2002
-------------------------------------   (Principal Accounting                                         |
Arthur V. Tucker, Jr.                   Officer)                                                      |
                                                                                                      |
                                                                           -------+                   |
Edward L. Hutton*                       Walter L. Krebs*                          |                   |
Rick L. Arquilla*                       Sandra E. Laney*                          |                   |
Charles H. Erhart, Jr.*                 Spencer S. Lee*                           |--Directors        |
Joel F. Gemunder*                       John M. Mount*                            |                   |
Patrick P. Grace*                       Donald E. Saunders*                       |                   |
Thomas C. Hutton*                       George J. Walsh III*                      |                   |
                                                                           -------+            -------+

---------------

* Naomi C. Dallob by signing her name hereto signs this document on behalf of each of the persons indicated above pursuant to powers of attorney duly executed by such persons and filed with the Securities and Exchange Commission.

   March 28, 2002                    /s/ Naomi C. Dallob
--------------------                 ------------------------------------------
       Date                          Naomi C. Dallob
                                     (Attorney-in-Fact)

                  CHEMED CORPORATION AND SUBSIDIARY COMPANIES

        INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

                              1999, 2000 AND 2001

Chemed Corporation Consolidated Financial                       Page(s)
  Statements and Financial Statement Schedule

    Report of Independent Accountants.................................9*
    Statement of Accounting Policies.................................10*
    Consolidated Statement of Operations.............................11*
    Consolidated Balance Sheet.......................................12*
    Consolidated Statement of Cash Flows.............................13*
    Consolidated Statement of Changes in Stockholders' Equity........14-15*
    Consolidated Statement of Comprehensive Income...................14*
    Notes to Financial Statements....................................16-25*
    Segment Data.....................................................26-27*

    Report of Independent Accountants on Financial Statement
      Schedule.......................................................S-2
    Schedule II -- Valuation and Qualifying Accounts.................S-3-S-4


* Indicates page numbers in Chemed Corporation 2001 Annual Report to
Stockholders.

  The consolidated financial statements of Chemed Corporation listed above, appearing in the 2001 Annual Report to Stockholders, are incorporated herein by reference. The Financial Statement Schedule should be read in conjunction with the consolidated financial statements listed above. Schedules not included have been omitted because they are not applicable or the required information is shown in the financial statements or notes thereto as listed above.

                       Report of Independent Accountants
                        on Financial Statement Schedule


To the Board of Directors
of Chemed Corporation


Our audits of the consolidated financial statements referred to in our report dated February 4, 2002 appearing on page 9 of the 2001 Annual Report to Stockholders of Chemed Corporation (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the Financial Statement Schedule listed in Item 14 of this Form 10-K. In our opinion, the Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.


/s/ PricewaterhouseCoopers LLP
------------------------------
PricewaterhouseCoopers LLP
Cincinnati, Ohio
February 4, 2002

                                                                     SCHEDULE II

                  CHEMED CORPORATION AND SUBSIDIARY COMPANIES
                       VALUATION AND QUALIFYING ACCOUNTS
                                (in thousands)
                                    Dr/(Cr)

                                                             Additions
                                                ----------------------
                                                (Charged)    (Charged)   Applicable
                                                Credited     Credited        to
                                  Balance at    to Costs     to Other    Companies                    Balance
                                  Beginning        and       Accounts     Acquired      Deductions    at End
Description                       of Period     Expenses        (a)      in Period         (b)       of Period
--------------------------------------------------------------------------------------------------------------
Allowances for doubtful
accounts (c)

  For the year 2001...........     $ (5,137)     $(2,546)    $      -     $       -      $ 2,742     $ (4,941)
                                   ========      =======     ========     =========      =======     ========

  For the year 2000...........     $ (4,554)     $(2,342)    $      -     $       -      $ 1,759     $ (5,137)
                                   ========      =======     ========     =========      =======     ========

  For the year 1999...........     $ (3,601)     $(2,235)    $      -     $     (25)     $ 1,307     $ (4,554)
                                   ========      =======     ========     =========      =======     ========
Allowances for doubtful
accounts - notes
receivable (d)
  For the year 2001...........     $    (23)     $  (900)    $      -     $       -      $    23     $   (900)
                                   ========      =======     ========     =========      =======     ========

  For the year 2000...........     $    (23)     $     -     $      -     $       -      $     -     $    (23)
                                   ========      =======     ========     =========      =======     ========

  For the year 1999...........     $    (23)     $     -     $      -     $       -      $     -     $    (23)
                                   ========      =======     ========     =========      =======     ========

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

  For the year 2001.........      $   4,980     $      -     $   2,496   $       -     $   (993)     $  6,483
                                  =========     ========     =========   =========     ========      ========

  For the year 2000.........      $   5,220     $      -     $   3,159   $       -     $ (3,399)     $  4,980
                                  =========     ========     =========   =========     ========      ========

  For the year 1999.........      $  20,406     $      -     $  10,525   $       -     $ (4,661)     $  5,220
                                  =========     ========     =========   =========     ========      ========

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