Form 10-Q
period 2002-03-31
CHEMED CORP
filed 2002-05-14
CIK 19584

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

For Quarter Ended March 31, 2002

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

Class                    Amount                          Date

Capital Stock            9,790,902 Shares                April 30, 2002
$1 Par Value

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                  Page 1 of 13

                                              CHEMED CORPORATION AND
                                               SUBSIDIARY COMPANIES

                                                       Index

                                                                            Page No.
                                                                            --------

PART I.    FINANCIAL INFORMATION:

    Item 1.  Financial Statements
             Consolidated Balance Sheet -
                March 31, 2002 and
                December 31, 2001                                                   3

             Consolidated Statement of Income -
                Three months ended
                March 31, 2002 and 2001                                             4

             Consolidated Statement of Cash Flows -
                Three months ended
                March 31, 2002 and 2001                                             5

             Notes to Unaudited Financial Statements                            6 - 9

    Item 2.  Management's Discussion and Analysis of
                   Financial Condition and Results of
                    Operations                                                10 - 12

PART II.   OTHER INFORMATION                                                       13

                                  Page 2 of 13

                                                    PART I. FINANCIAL INFORMATION
                                                    Item 1. Financial Statements
                                             CHEMED CORPORATION AND SUBSIDIARY COMPANIES
                                                UNAUDITED CONSOLIDATED BALANCE SHEET
                                           (in thousands except share and per share data)

                                                                      March 31,      December 31,
                                                                        2002              2001
                                                                     ----------       -----------
ASSETS
Current assets
   Cash and cash equivalents                                         $   14,585       $    9,008
   Accounts receivable, less allowances of $4,955
      (2001 - $4,941)                                                    51,080           49,238
   Inventories                                                           10,033           10,424
   Statutory deposits                                                    12,558           13,331
   Prepaid expenses                                                      16,766           18,052
                                                                     ----------       ----------
             Total current assets                                       105,022          100,053
Other investments                                                        37,737           38,492
Properties and equipment, at cost less accumulated
   depreciation of $71,561 (2001 - $69,738)                              63,533           67,588
Identifiable intangible assets less accumulated
   amortization of $8,214 (2001 - $8,024)                                 3,893            4,037
Goodwill less accumulated amortization of $35,541
   (2001 - $35,541)                                                     162,169          161,075
Other assets                                                             27,354           25,266
                                                                     ----------       ----------

             Total Assets                                            $  399,708       $  396,511
                                                                     ==========       ==========

LIABILITIES
Current liabilities
   Accounts payable                                                  $    7,390       $   11,651
   Current portion of long-term debt                                        366              353
   Income taxes                                                           6,666            1,262
   Deferred contract revenue                                             21,770           22,194
   Other current liabilities                                             44,293           49,650
                                                                     ----------       ----------
             Total current liabilities                                   80,485           85,110
Long-term debt                                                           65,891           61,037
Other liabilities                                                        28,296           27,842
                                                                     ----------       ----------
             Total Liabilities                                          174,672          173,989
                                                                     ----------       ----------

MANDATORILY REDEEMABLE CONVERTIBLE PREFERRED SECURITIES
   OF THE CHEMED CAPITAL TRUST                                           14,195           14,239
                                                                     ----------       ----------

STOCKHOLDERS' EQUITY
Capital stock-authorized 15,000,000 shares $1 par;
   issued 13,460,513 shares (2001 - 13,437,781 shares)                   13,461           13,438
Paid-in capital                                                         168,261          167,542
Retained earnings                                                       142,754          139,163
Treasury stock - 3,676,785 shares
  (2001 - 3,606,085 shares), at cost                                   (112,815)        (110,424)
Unearned compensation                                                    (6,428)          (7,436)
Deferred compensation payable in company stock                            2,239            3,288
Accumulated other comprehensive income                                    4,302            4,214
Notes receivable for shares sold                                           (933)          (1,502)
                                                                     ----------       ----------
             Total Stockholders' Equity                                 210,841          208,283
                                                                     ----------       ----------

             Total Liabilities and Stockholders' Equity              $  399,708       $  396,511
                                                                     ==========       ==========

                                      See accompanying notes to unaudited financial statements.

                                  Page 3 of 13

                                            CHEMED CORPORATION AND SUBSIDIARY COMPANIES
                                             UNAUDITED CONSOLIDATED STATEMENT OF INCOME
                                                (in thousands except per share data)

                                                                           Three Months Ended
                                                                                March 31,
                                                                         -----------------------
                                                                            2002           2001
                                                                         ---------      --------

Continuing Operations
         Service revenues and sales                                      $117,035       $121,200
                                                                         --------       --------

         Cost of services provided and cost of goods sold                  71,078         73,447
         Selling and marketing expenses                                    12,037         10,900
         General and administrative expenses                               24,223         25,324
         Depreciation                                                       3,994          4,012
                                                                         --------       --------
             Total costs and expenses                                     111,332        113,683
                                                                         --------       --------

         Income from operations                                             5,703          7,517
         Interest expense                                                    (773)        (1,486)
         Distributions on preferred securities                               (270)          (277)
         Other income - net                                                 2,329          1,759
                                                                         --------       --------

         Income before income taxes                                         6,989          7,513
         Income taxes                                                      (2,317)        (2,899)
                                                                         --------       --------

         Income from continuing operations                                  4,672          4,614
Discontinued operations                                                         -           (104)
                                                                         --------       --------
Net income                                                               $  4,672       $  4,510
                                                                         ========       ========

Earnings Per Common Share
         Income from continuing operations                               $    .47       $    .47
                                                                         ========       ========
         Net income                                                      $    .47       $    .46
                                                                         ========       ========
Diluted Earnings Per Share
         Income from continuing operations                               $    .47       $    .47
                                                                         ========       ========
         Net income                                                      $    .47       $    .46
                                                                         ========       ========

Earnings Excluding Goodwill Amortization
         Adjusted Income
             Income from continuing operations                           $  4,672       $  5,773
                                                                         ========       ========
             Net income                                                  $  4,672       $  5,669
                                                                         ========       ========
         Adjusted Earnings Per Share
             Income from continuing operations                           $    .47       $    .59
                                                                         ========       ========
             Net income                                                  $    .47       $    .58
                                                                         ========       ========
         Adjusted Diluted Earning Per Share
             Income from continuing operations                           $    .47       $    .58
                                                                         ========       ========
             Net income                                                  $    .47       $    .57
                                                                         ========       ========

Average number of shares outstanding
         Earnings Per Share                                                 9,843          9,746
                                                                         ========       ========
         Diluted Earnings Per Share                                        10,267         10,303
                                                                         ========       ========

Cash Dividends Paid Per Share                                            $    .11       $    .11
                                                                         ========       ========

                                     See accompanying notes to unaudited financial statements.

                                  Page 4 of 13

                                            CHEMED CORPORATION AND SUBSIDIARY COMPANIES
                                           UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOWS
                                                           (in thousands)

                                                                            Three Months Ended March 31,
                                                                            ----------------------------
                                                                               2002              2001*
                                                                            ----------        ----------

Cash Flows From Operating Activities
         Net income                                                         $   4,672         $    4,510
         Adjustments to reconcile net income to net cash
             provided by operating activities:
                  Depreciation and amortization                                 4,242              6,074
                  Gains on sale of investments                                 (1,141)            (1,112)
                  Provision for uncollectible accounts receivable                 805                673
                  Provision for deferred income taxes                              49                241
                  Discontinued operations                                           -                104
                  Changes in operating assets and liabilities,
                    excluding amounts acquired in business
                    combinations
                      Decrease/(increase) in accounts receivable               (2,587)               990
                      Decrease/(increase) in inventories                          391               (496)
                      Decrease/(increase) in prepaid expenses                   1,276               (622)
                  Decrease in statutory deposits                                  773                169
                     Decrease in accounts payable, deferred
                        contract revenue and other current
                        liabilities                                            (9,424)            (4,139)
                     Increase in income taxes                                   5,711              2,206
                     Other - net                                                1,109              1,258
                                                                            ---------         ----------
         Net cash provided by continuing operations                             5,876              9,856
         Net cash provided by discontinued operations                               -                113
                                                                            ---------         ----------
         Net cash provided by operating activities                              5,876              9,969
                                                                            ---------         ----------

Cash Flows From Investing Activities
         Capital expenditures                                                  (2,670)            (3,225)
         Proceeds from sale of investments                                      1,917              1,310
         Business combinations--net of cash acquired                           (1,229)                 -
         Net outflows from discontinued operations                               (816)            (1,346)
         Other - net                                                            1,368               (296)
                                                                            ---------         ----------
             Net cash used by investing activities                             (1,430)            (3,557)
                                                                            ---------         ----------

Cash Flows From Financing Activities
         Dividends paid                                                        (1,083)            (1,101)
         Purchase of treasury stock                                            (3,141)            (1,056)
         Proceeds from issuances of long-term debt                              5,000                  -
         Other - net                                                              355                329
                                                                            ---------         ----------
             Net cash provided/(used) by financing activities                   1,131             (1,828)
                                                                            ---------         ----------

Increase in Cash and Cash Equivalents                                           5,577              4,584
Cash and Cash Equivalents at Beginning of Period                                9,008             10,280
                                                                            ---------         ----------

Cash and Cash Equivalents at End of Period                                  $  14,585         $   14,864
                                                                            =========         ==========

                                           *Reclassified to conform to 2002 presentation.
                                     See accompanying notes to unaudited financial statements.

                                  Page 5 of 13

                   CHEMED CORPORATION AND SUBSIDIARY COMPANIES

                     Notes to Unaudited Financial Statements

1.   The accompanying unaudited consolidated financial statements have been prepared in accordance with Rule 10-01 of SEC Regulation S-X.
     Consequently, they do not include all the disclosures required under generally accepted accounting principles for complete financial statements.  However, in the opinion of the management of Chemed Corporation (the "Company"), the financial statements presented herein contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position, results of operations and cash flows of the
     Company and its consolidated subsidiaries ("Chemed").  For further information regarding Chemed's accounting policies, refer to the consolidated financial statements and notes included in Chemed's
     Annual Report on Form 10-K for the year ended December 31, 2001.

2.   Sales and service revenues and aftertax earnings by business segment follow (in thousands):
                                                        Three Months Ended
                                                             March 31,
                                                        --------------------
                                                        2002             2001
                                                     ---------        ---------
        Sales and Service
             Revenues
        -----------------
        Roto-Rooter                                  $ 65,279          $ 68,456
        Patient Care                                   36,182            34,941
        Service America                                15,574            17,803
                                                     --------          --------
             Total                                   $117,035          $121,200
                                                     ========          ========

        Aftertax Earnings
        -----------------
        Roto-Rooter                                  $  3,479          $  4,081
        Patient Care                                      867               580
        Service America                                   327               462
                                                     --------          --------
             Total segment earnings                     4,673             5,123
        Corporate
           Gains on sales of investments                  775               703
           Overhead                                      (972)           (1,213)
           Net investing and financing
           income                                         196                 1
        Discontinued operations                             -              (104)
                                                     --------          --------
                Net income                           $  4,672          $  4,510
                                                     ========          ========

        Adjusted Aftertax
          Segment Earnings(a)
        ---------------------
        Roto-Rooter                                  $  3,479          $  4,853
        Patient Care                                      867               763
        Service America                                   327               666
                                                     --------          --------
             Total segment earnings                  $  4,673          $  6,282
                                                     ========          ========

        (a)     Adjusted to exclude amortization of goodwill in 2001.

                                  Page 6 of 13

     The balances of goodwill, less accumulated amortization at March
     31, 2002 for the Roto-Rooter, Patient Care and Service America
     segments were $101,117,000, $30,673,000 and $30,379,000,
     respectively.

3.   Earnings per common share are computed using the weighted average number of shares of capital stock outstanding.  Diluted earnings per common share are computed as follows (in thousands except per share data):

                                                     Income             Shares             Income
                                                   (Numerator)       (Denominator)        Per Share
                                                   -----------       -------------        ---------
Income from Continuing Operations -
   For the Three Months Ended March 31,
---------------------------------------
2002
     Earnings                                      $    4,672              9,843            $   .47
                                                                                            =======
     Conversion of trust securities                       176                384
     Dilutive stock options                                 -                 40
                                                   ----------        -----------
        Diluted earnings                           $    4,848             10,267            $   .47
                                                   ==========        ===========            =======
2001
     Earnings                                      $    4,614              9,746            $   .47
                                                                                            =======
     Conversion of trust securities                       180                396
     Nonvested Stock Awards                                 -                120
     Dilutive stock options                                 -                 41
                                                   ----------        -----------
        Diluted earnings                           $    4,794             10,303            $   .47
                                                   ==========        ===========            =======

Net Income -
   For the Three Months Ended March 31,
---------------------------------------
2002
     Earnings                                      $    4,672              9,843            $   .47
                                                                                            =======
     Conversion of trust securities                       176                384
     Dilutive stock options                                 -                 40
                                                   ----------        -----------
        Diluted earnings                           $    4,848             10,267            $   .47
                                                   ==========        ===========            =======
2001
     Earnings                                      $    4,510              9,746            $   .46
                                                                                            =======
     Conversion of trust securities                       180                396
     Nonvested sock awards                                  -                120
     Dilutive stock options                                 -                 41
                                                   ----------        -----------
        Diluted earnings                           $    4,690            10,303             $   .46
                                                   ==========        ===========            =======

Adjusted Earnings (a) -
   For the Three Months Ended March 31, 2001
--------------------------------------------
Adjusted Income from Continuing Operations
     Earnings                                      $    5,773              9,746            $   .59
                                                                                            =======
     Conversion of trust securities                       180                396
     Nonvested sock awards                                  -                120
     Dilutive stock options                                 -                 41
                                                   ----------        -----------
        Diluted earnings                           $    5,953             10,303            $   .58
                                                   ==========        ===========            =======

Adjusted Net Income
     Earnings                                      $    5,669              9,746            $   .58
                                                                                            =======
     Conversion of trust securities                       180                396
     Nonvested Stock Awards                                 -                120
     Dilutive stock options                                 -                 41
                                                   ----------        -----------
        Diluted earnings                           $    5,849             10,303            $   .57
                                                   ==========        ===========            =======

     (a)   Adjusted to exclude amortization of goodwill in 2001.

4.   The Company had total comprehensive income of $4,760,000 and
     $3,534,000 for the three months ended March 31, 2002 and 2001, respectively.  The difference between the Company's net income and comprehensive income relates to the cumulative unrealized
     appreciation/depreciation on its available-for-sale securities.

                                  Page 7 of 13

5.   During the first quarter of 2002, one purchase business
     combination was completed within the Roto-Rooter segment for a purchase price of $1,229,000 in cash.  The purchase price was allocated as follows:  $1,104,000 to goodwill, $50,000 to
     identifiable intangible assets and $75,000 to other assets.  The business acquired provides drain cleaning and plumbing services under the Roto-Rooter name.  The results of operations of this business in 2002 are not material.

6.   Accruals relating to restructuring charges recorded in 2001 totaled approximately $2.4 million at March 31, 2002 compared with
     $3.5 million at December 31, 2001.

7.   Effective July 1, 2001, Chemed adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 141, Business
     Combinations, and SFAS No. 142, Goodwill and Other Intangible
     Assets for all business combinations initiated after June 30,
     2001.  Effective January 1, 2002, Chemed adopted the provisions of
     SFAS No. 141 and SFAS No. 142 for all purchase business
     combinations initiated prior to July 1, 2001.  The adoption of the provisions of SFAS No. 141 did not materially impact the Company's financial statements.

     The adoption of SFAS No. 142 eliminates the amortization of goodwill as of the effective date of adoption.  Amortization of goodwill for the first quarter of 2001 is $1,255,000 ($1,159,000 net of income tax benefit), and was included in cost of services and cost of goods sold in the consolidated statement of income.

     In addition, SFAS No. 142 stipulates that goodwill must be evaluated annually for impairment beginning in 2002 for each component of its operating segments.  The first, or transition, evaluation must be done as of January 1, 2002 and must be
     completed by June 30, 2002.  For the purpose of impairment testing, the Company has determined its reporting components are
     Service America, Patient Care, Roto-Rooter Services (plumbing and drain cleaning services), Roto-Rooter Franchising and Products
     (manufacturing, sale and franchising of Roto-Rooter products and services) and Roto-Rooter HVAC/non-Roto-Rooter brands (heating, ventilating and air-conditioning repair services and non-Roto-
     Rooter-branded drain cleaning and plumbing services).  The
     Company's preliminary impairment tests indicate that none of the goodwill for any of its reporting components is impaired.  The impairment evaluations will be completed during the second quarter of 2002.

8.   On January 1, 2002, Chemed adopted the provisions of SFAS No. 144,
     Accounting for the Impairment or Disposal of Long-Lived Assets.
     The adoption of SFAS No. 144 did not materially impact the
     Company's financial statements.

9.   In August 2001, the Financial Accounting Standards Board approved the issuance of SFAS No. 143, Accounting for Asset Retirement
     Obligations.  This statement becomes effective for fiscal years beginning after June 15, 2002, and requires recognizing legal

                                  Page 8 of 13

     obligations associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development or normal operation of a long-lived asset.

     Since the Company has no material asset retirement obligations, the adoption of SFAS No. 143 in 2003 will not have a material impact on Chemed's financial statements.

10.  On May 8, 2002, Chemed announced it entered into an agreement to sell its wholly owned Patient Care subsidiary to an investor group led by Schroder Ventures Life Sciences Group.  Chemed expects to receive cash payments of approximately $70 million and to
     recognize an aftertax loss of approximately $1 to $2 million on the sale.

     Completion of the sale is contingent upon regulatory approvals, approval by the Chemed Board of Directors and the purchaser's receipt of financing commitments by June 30, 2002.  The sale is expected to close before the end of 2002.

     Patient Care's reported net income was as follows (in thousands):
        For the three months ended March 31, 2002                                   $   867
        For the three months ended March 31, 2001                                       580
        For the year ended December 31, 2001                                            526

     On an adjusted basis, excluding goodwill amortization for 2001 and excluding restructuring and similar expenses and other
     nonrecurring charges in the fourth quarter of 2001, Patient Care's net income was as follows (in thousands):
        For the three months ended March 31, 2002                                   $   867
        For the three months ended March 31, 2001                                       763
        For the year ended December 31, 2001                                          3,325

                                  Page 9 of 13

                  Item 2. Management's Discussion and Analysis
                of Financial Condition and Results of Operations

Financial Condition
-------------------

         The decline in other current liabilities from $49.7 million at
December 31, 2001 to $44.3 million at March 31, 2002 is due largely to the payment of liabilities for 2001 supplemental thrift and profit-
sharing contributions and incentive compensation.  The decline in accounts payable from $11.7 million at December 31, 2001 to $7.4 million at March 31, 2002 is primarily due to the timing of cash payments at the end of the periods.  Income taxes increased from $1.3 million at December 31, 2001 to $6.7 million at March 31, 2002 primarily due to the refund of overpaid estimated federal taxes for
2001 in March 2002.

         At March 31, 2002, Chemed had approximately $18.5 million of unused lines of credit with various banks.  Management believes its liquidity and sources of capital are satisfactory for the Company's needs in the foreseeable future.

Results of Operations
---------------------

         Data relating to (a) the increase or decrease in service revenues and sales and (b) aftertax earnings as a percent of service revenues and sales for each segment are set forth below:

                            Service Revenues                  Aftertax Earnings as a % of Revenues
                              and Sales - %                             (Aftertax Margin)
                                                              ------------------------------------
Three Months                Increase/(Decrease)                             2001          2001
                            ------------------
Ended March 31                2002 vs. 2001                    2002       Reported     Adjusted (a)
--------------              ----------------                  -------     ---------   -------------

Roto-Rooter                     (5)%                            5.3%          6.0%            7.1%
Patient Care                     4                              2.4           1.7              2.2
Service America                (13)                             2.1           2.6              3.7
    Total                       (3)                             4.0           4.2              5.2

(a)      Adjusted to exclude amortization of goodwill in 2001.

         Service revenues and sales for the Roto-Rooter segment for the first quarter of 2002 totaled $65,279,000, a decline of 5% versus
$68,456,000 recorded in the first quarter of 2001.  Revenues of the plumbing services business and the drain cleaning business declined 6%
and 2%, respectively, for the first quarter of 2002, as compared with revenues for the first quarter of 2001.  These revenues accounted for
40% and 45%, respectively, of Roto-Rooter's total service revenues and sales during the 2002 period.  Excluding revenues of the HVAC and non-
Roto-Rooter branded operations, some of which have been divested, revenues of this segment for the first quarter of 2002 declined 2%
versus revenues for the first quarter of 2001.  The aftertax margin of the Roto-Rooter segment for the first quarter of 2002 was 5.3% versus
7.1% on an adjusted basis (excluding goodwill amortization) during the first quarter of 2001.  This decline is primarily attributable to a decline in the gross profit margin as the result of higher labor costs, as a percent of revenues, in the 2002 quarter.

                                  Page 10 of 13

         Service revenues of the Patient Care segment increased 4% from
$34,941,000 in the first quarter of 2001 to $36,182,000 in the first quarter of 2002.  The aftertax margin of this segment for the first quarter of 2002 was 2.4% as compared with 2.2% on an adjusted basis
(excluding goodwill amortization) in the first quarter of 2002.

         Service revenues and sales of the Service America segment
declined 13% from $17,803,000 in the first quarter of 2001 to
$15,574,000 in the first quarter of 2002.  This decline is
attributable to a decline in contract renewals in 2002, lower retail sales and the divestment of the Tucson branch in the fourth quarter of
2001.  The aftertax margin of this segment declined from 3.7% on an adjusted basis (excluding goodwill amortization) in 2001 to 2.1% in the first quarter of 2002.  This margin decline is primarily due to the negative impact of operating leverage during a period when revenues declined and operating expenses were essentially level with the prior year.

         Income from operations for the first quarter of 2002 was
$5,703,000 versus the $7,517,000 recorded in the comparable period of
2001.  On an adjusted basis, excluding goodwill amortization in 2001
($1,255,000), income from operations was $8,772,000 in the first quarter of 2001.  The $3,069,000 decline in adjusted income from operations from the first quarter of 2001 to the first quarter of 2002 is primarily attributable to the decline in Roto-Rooter's operating profit.

         Interest expense declined from $1,486,000 during the first quarter of 2001 to $773,000 during the first quarter of 2002, as a result of refinancing long-term debt at lower interest rates in
December 2001.

         Other income-net increased from $1,759,000 during the first quarter of 2001 to $2,329,000 during the first quarter of 2002, primarily as a result of net realized and unrealized gains on assets held in non-qualified benefit plan trusts in the first quarter of 2002 versus net losses recorded in the first quarter of 2001.

         The Company's effective income tax rate during the first quarter of 2002 was 33.2% versus 38.6% during the first quarter of 2001.
Excluding the effect of goodwill amortization in the 2001 quarter, the effective tax rate was 34.2%.

         Income from continuing operations for the first quarter of 2002 was $4,672,000 ($.47 per share) as compared with $4,614,000 ($.47 per share) for the first quarter of 2001.  Net income for the first quarter of 2002 was $4,672,000 ($.47 per share) as compared with
$4,510,000 ($.46 per share) for the first quarter of 2001.  Net income for the first quarter of 2001 included a loss of $104,000 ($.01 per share) from operations discontinued in the second quarter of 2001.
Income from continuing operations and net income for the first quarter of 2001 included aftertax goodwill expense of $1,159,000 ($.12 per share and $.11 per diluted share) versus no goodwill amortization in

                                  Page 11 of 13

2002.  In addition, income from continuing operations and net income included aftertax capital gains on the sales of investments of
$775,000 ($.07 per share) and $703,000 ($.07 per share)in the first quarter of 2002 and 2001, respectively.

         On an adjusted basis, excluding goodwill amortization in 2001, income from continuing operations for the first quarter of 2002 was
$4,672,000 ($.47 per diluted share) as compared with $5,773,000 ($.59 per share and $.58 per diluted share) for the first quarter of 2001.
Similarly, adjusted net income for the first quarter of 2002 was
$4,672,000 ($.47 per share) as compared with $5,669,000 ($.58 per share and $.57 per diluted share) for the first quarter of 2001.

Accounting for Asset Retirement Obligations
-------------------------------------------

         In August 2001, the Financial Accounting Standards Board approved the issuance of SFAS No. 143, Accounting for Asset Retirement
Obligations.  This statement becomes effective for fiscal years beginning after June 15, 2002, and requires all entities to recognize legal obligations associated with the retirement of tangible long-
lived assets that result from the acquisition, construction or development and/or normal operation of a long-lived asset.

         Since the Company has no material asset retirement obligations, the adoption of SFAS No. 143 in 2003 will not have a material impact on Chemed's financial statements.

Subsequent Event
----------------

         The completion of the pending sale of the Company's Patient Care subsidiary is expected to generate net cash proceeds of approximately
$68 million.  It is anticipated that such proceeds will be used for acquisitions, debt repayment and other corporate purposes.

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

                                  Page 12 of 13

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

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

(a)      Exhibits
         --------

         Exhibit         SK 601                                        Page
           No.           Ref. No.           Description                No.
         -------         --------           -----------                ------

         None Required

(b)      Reports on Form 8-K
         -------------------

         None were filed in the quarter ended March 31, 2002.

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

Dated:       May 14, 2002                          By      Naomi C. Dallob
             ------------------                         ------------------------
                                                           Naomi C. Dallob, Vice
                                                         President and Secretary

Dated:       May 14, 2002                          By      Arthur V. Tucker, Jr.
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

                                  Page 13 of 13