Form 10-Q
period 2002-06-30
CHEMED CORP
filed 2002-08-12
CIK 19584

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                   Quarterly Report Under Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934

For Quarter Ended June 30, 2002

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

Class                             Amount                         Date

Capital Stock               9,795,700 Shares                July 31, 2002
$1 Par Value

                                  Page 1 of 17

                             CHEMED CORPORATION AND
                              SUBSIDIARY COMPANIES

                                      Index

                                                                                 Page No.
                                                                                 --------

PART I.    FINANCIAL INFORMATION:

     Item 1.  Financial Statements
        Consolidated Balance Sheet -
                 June 30, 2002 and
                 December 31, 2001                                                     3

        Consolidated Statement of Income -
                 Three months and six months ended
                 June 30, 2002 and 2001                                                4

        Consolidated Statement of Cash Flows -
                 Six months ended
                 June 30, 2002 and 2001                                                5

        Notes to Unaudited Financial Statements                                   6 - 10

     Item 2.  Management's Discussion and Analysis of
                       Financial Condition and Results of
                       Operations                                                11 - 15

PART II.   OTHER INFORMATION                                                     16 - 17

                                                     Page 2 of 17

                          PART I. FINANCIAL INFORMATION
                          Item 1. Financial Statements
                   CHEMED CORPORATION AND SUBSIDIARY COMPANIES
                      UNAUDITED CONSOLIDATED BALANCE SHEET
                 (in thousands except share and per share data)

                                                                                 June 30,        December 31,
                                                                                   2002              2001
                                                                                ---------        -----------

ASSETS
Current assets
   Cash and cash equivalents                                                   $   11,456        $    9,008
   Accounts receivable, less allowances of $5,201 (2001 - $4,971)                  50,792            49,238
   Inventories                                                                     10,070            10,424
   Statutory deposits                                                              12,282            13,331
   Prepaid expenses                                                                16,583            18,052
                                                                               ----------        ----------
             Total current assets                                                 101,183           100,053

Other investments                                                                  37,692            38,492
Properties and equipment, at cost less accumulated
   depreciation of $72,687 (2001 - $69,738)                                        62,349            67,588
Identifiable intangible assets less accumulated
   amortization of $8,426 (2001 - $8,024)                                           3,685             4,037
Goodwill less accumulated amortization of $35,548
   (2001 - $35,541)                                                               161,852           161,075
Other assets                                                                       27,174            25,266
                                                                               ----------        ----------
             Total Assets                                                      $  393,935        $  396,511
                                                                               ==========        ==========

LIABILITIES
Current liabilities
   Accounts payable                                                            $    9,097        $   11,651
   Current portion of long-term debt                                                  366               353
   Income taxes                                                                     4,433             1,262
   Deferred contract revenue                                                       21,202            22,194
   Other current liabilities                                                       46,676            49,650
                                                                               ----------        ----------
             Total current liabilities                                             81,774            85,110

Long-term debt                                                                     55,810            61,037
Other liabilities                                                                  26,545            27,842
                                                                               ----------        ----------
             Total Liabilities                                                    164,129           173,989
                                                                               ----------        ----------

MANDATORILY REDEEMABLE CONVERTIBLE PREFERRED SECURITIES
   OF THE CHEMED CAPITAL TRUST                                                     14,186            14,239
                                                                               ----------        ----------

STOCKHOLDERS' EQUITY
Capital stock-authorized 15,000,000 shares $1 par;
   issued 13,460,755 shares (2001 - 13,437,781 shares)                             13,461            13,438
Paid-in capital                                                                   168,448           167,542
Retained earnings                                                                 146,240           139,163
Treasury stock - 3,665,835 shares
  (2001 - 3,606,085 shares), at cost                                             (112,568)         (110,424)
Unearned compensation                                                              (5,480)           (7,436)
Deferred compensation payable in company stock                                      2,253             3,288
Accumulated other comprehensive income                                              4,205             4,214
Notes receivable for shares sold                                                     (939)           (1,502)
                                                                               ----------        ----------
             Total Stockholders' Equity                                           215,620           208,283
                                                                               ----------        ----------
             Total Liabilities and Stockholders' Equity                        $  393,935        $  396,511
                                                                               ==========        ==========

            See accompanying notes to unaudited financial statements.

                                  Page 3 of 17

                   CHEMED CORPORATION AND SUBSIDIARY COMPANIES
                   UNAUDITED CONSOLIDATED STATEMENT OF INCOME
                      (in thousands except per share data)

                                                      Three Months Ended            Six Months Ended
                                                           June 30,                     June 30,
                                                      ------------------           ------------------
                                                        2002           2001          2002         2001
                                                      --------      --------       ---------   --------
Continuing Operations
   Service revenues and sales                         $116,569      $120,789       $233,604    $241,989
                                                      --------      --------       --------    --------

   Cost of services provided and cost of
         goods sold        69,565                       73,433       140,643        146,880
   Selling and marketing expenses                       10,832        11,353         22,869      22,253
   General and administrative expenses                  24,575        25,648         48,798      50,972
   Depreciation                                          3,996         4,015          7,990       8,027
                                                      --------      --------       --------    --------
             Total costs and expenses                  108,968       114,449        220,300     228,132
                                                      --------      --------       --------    --------

   Income from operations                                7,601         6,340         13,304      13,857
   Interest expense                                       (763)      (1,466)         (1,536)     (2,952)
   Distributions on preferred securities                  (271)        (278)           (541)       (555)
   Other income - net                                      720           845          3,049       2,604
                                                      --------      --------       --------    --------

   Income before income taxes                            7,287         5,441         14,276      12,954
   Income taxes                                         (2,718)      (2,111)         (5,035)     (5,010)
                                                      --------      -------        --------    --------
Income from continuing operations                        4,569         3,330          9,241       7,944
Discontinued operations                                      -       (1,869)              -      (1,973)
                                                      --------      -------        --------    --------

Net Income                                            $  4,569      $  1,461       $  9,241    $  5,971
                                                      ========      ========       ========    ========

Earnings Per Share
         Income from continuing operations            $    .46      $    .34       $    .94    $    .82
                                                      ========      --------       --------    --------
         Net income                                   $    .46      $    .15       $    .94    $    .61
                                                      ========      ========       ========    ========
Diluted Earnings Per Share
         Income from continuing operations            $    .46      $    .34       $    .93    $    .80
                                                      ========      ========       ========    ========
         Net income                                   $    .46      $    .16       $    .93    $    .60
                                                      ========      ========       ========    ========

Earnings Excluding Goodwill Amortization
         Adjusted Income
             Income from continuing operations        $  4,569      $  4,485       $  9,241    $ 10,258
                                                      --------      --------       --------    --------
             Net income                               $  4,569      $  2,616       $  9,241    $  8,285
                                                      --------      --------       --------    --------
         Adjusted Earnings Per Share
             Income from continuing operations        $    .46      $    .46       $    .94    $   1.05
                                                      --------      --------       --------    --------
             Net income                               $    .46      $    .27       $    .94    $    .85
                                                      --------      --------       --------    --------
         Adjusted Diluted Earnings Per Share
             Income from continuing operations        $    .46      $    .45       $    .93    $   1.04
                                                      --------      --------       --------    --------
             Net income                               $    .46      $    .27       $    .93    $    .84
                                                      --------      --------       --------    --------

Average number of shares outstanding
         Earnings Per Share                              9,857         9,728          9,850       9,737
                                                      --------      --------       --------    --------
         Diluted Earnings Per Share                     10,282        10,257         10,274       9,885
                                                      --------      --------       --------    --------

Cash Dividends Paid Per Share                         $    .11      $    .11       $    .22    $    .22
                                                      ========      ========       ========    ========

            See accompanying notes to unaudited financial statements.

                                  Page 4 of 17

                   CHEMED CORPORATION AND SUBSIDIARY COMPANIES
                 UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (in thousands)

                                                                          Six Months Ended
                                                                              June 30,
                                                                      -----------------------
                                                                         2002         2001
                                                                      ---------     --------
Cash Flows From Operating Activities
        Net income                                                    $   9,241     $  5,971
        Adjustments to reconcile net income to net
          cash provided by operating activities:
                Depreciation and amortization                             8,471       12,113
                Provision for uncollectible
                  accounts receivable                                     1,295        1,266
                Gains on sale of investments                             (1,141)        (993)
                Provision for deferred income taxes                         922          774
                Discontinued Operations                                       -        1,973
                Changes in operating assets and
                  liabilities, excluding amounts
                  acquired in business combinations
                    (Increase)/decrease in accounts
                      receivable                                         (2,789)       1,809
                    (Increase)/decrease in inventories                      354         (587)
                    (Increase)/decrease in other current
                       assets                                             1,067       (3,293)
                    Decrease in statutory deposits                        1,049          416
                    Decrease in accounts payable, deferred
                       contract revenue and other current
                       liabilities                                       (5,847)      (1,736)
                    Increase in income taxes                              3,882          102
                    Other - net                                           1,298         (842)
                                                                       --------     --------
          Net cash provided by continuing operations                     17,802       16,973
          Net cash provided by discontinued operations                        -          484
                                                                       --------     --------
          Net cash provided by operating activities                      17,802       17,457
                                                                       --------     --------

Cash Flows From Investing Activities
        Capital expenditures                                             (6,072)      (7,202)
        Proceeds from sale of investments                                 1,917        1,377
        Net outflows from discontinued operations                        (1,852)      (2,536)
        Business combinations--net of cash acquired                      (1,229)           -
        Other - net                                                       1,613         (809)
                                                                       --------     --------
           Net cash used by investing activities                         (5,623)      (9,170)
                                                                       --------     --------

Cash Flows From Financing Activities
        Retirement of long-term debt                                    (10,214)      (3,231)
        Proceeds from issuances of long-term debt                         5,000            -
        Purchase of treasury stock                                       (3,181)      (1,197)
        Dividends paid                                                   (2,168)      (2,200)
        Other - net                                                         832          685
                                                                       --------     --------
        Net cash provided/(used) by
           financing activities                                          (9,731)      (5,943)
                                                                       --------     --------

Increase/(Decrease) In Cash and Cash Equivalents                          2,448        2,344
Cash and cash equivalents at beginning of period                          9,008       10,280
                                                                       --------     --------

Cash and cash equivalents at end of period                             $ 11,456     $ 12,624
                                                                       ========     ========

            See accompanying notes to unaudited financial statements.

                                  Page 5 of 17

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

                                                Three Months Ended            Six Months Ended
                                                      June 30,                    June 30,
                                               --------------  -------      ---------- ----------
                                                  2002          2001          2002         2001
                                               ---------     ---------      ---------    --------
        Service Revenues
           and Sales
        ----------------
        Roto-Rooter                            $  63,095     $  67,098      $ 128,374   $ 135,554
        Patient Care                              37,487        35,839         73,669      70,780
        Service America                           15,987        17,852         31,561      35,655
                                               ---------     ---------      ---------   ---------
             Total                             $ 116,569     $ 120,789      $ 233,604   $ 241,989
                                               =========     =========      =========   =========

        Aftertax Earnings
        -----------------
        Roto-Rooter                            $   4,413     $   3,581      $   7,892   $   7,662
        Patient Care                               1,124           715          1,991       1,295
        Service America                               59           483            386         945
                                               ---------     ---------      ---------   ---------
             Total segment earnings                5,596         4,779         10,269       9,902
        Corporate
           Gains on sales of
             investments                               -             -            775         703
           Overhead                               (1,206)       (1,418)        (2,178)     (2,631)
           Net investing and
              financing income/
              (expense)                              179           (31)           375         (30)
     Discontinued operations                           -        (1,869)             -      (1,973)
                                               ---------     ---------      ---------   ---------
                Net income                     $   4,569     $   1,461      $   9,241   $   5,971
                                               =========     =========      =========   =========

        Adjusted Aftertax
          Segment Earnings (a)
        ----------------------
        Roto-Rooter                            $   4,413     $   4,350      $   7,892   $   9,203
        Patient Care                               1,124           899          1,991       1,662
        Service America                               59           685            386       1,351
                                               ---------     ---------      ---------    --------
           Adjusted segment
                earnings                       $   5,596     $   5,934      $  10,269    $ 12,216
                                               =========     =========      =========    ========

(a)     Adjusted to exclude amortization of goodwill in 2001.

                                  Page 6 of 17

3.      Earnings per common share are computed using the weighted
        average number of shares of capital stock outstanding.  Diluted earnings per common share are computed below (in thousands except per share data):

                                Income from Continuing Operations                               Net Income
                             -----------------------------------------            ---------------------------------------
                             Income            Shares         Income Per          Income           Shares         Income Per
                             (Numerator)       (Denominator)      Share           (Numerator)      (Denominator)       Share
                             -----------       -------------    ----------        -----------      -------------     --------
For the Three Months
   Ended June 30,
--------------------
2002
  Earnings                   $ 4,569               9,857        $    .46          $   4,569            9,857         $   .46
                                                                ========                                             =======
  Conversion of
   trust securities              176                 384                                176              384
  Dilutive stock
   options                         -                  41                                  -               41
                             -------           ---------                          ---------        ---------
  Diluted Earnings           $ 4,745              10,282        $    .46          $   4,745           10,282         $   .46
                             =======           =========        ========          =========        =========         =======

2001
  Earnings                   $ 3,330               9,728        $    .34          $   1,461            9,728         $   .15
                                                                ========                                             =======
  Conversion of
   trust securities              181                 394                                181              394
  Nonvested stock
   awards                          -                 110                                  -              110
  Dilutive stock
   options                         -                  25                                  -               25
                             -------           ---------                          ---------        ---------
  Diluted Earnings           $ 3,511              10,257        $    .34          $   1,642           10,257         $   .16
                             =======           =========        ========          =========        =========         =======

For the Six Months
  Ended June 30,
------------------
2002
  Earnings                   $ 9,241               9,850        $    .94          $   9,241            9,850         $   .94
                                                                ========                                             =======
  Conversion of
   trust securities              352                 384                                352              384
  Dilutive stock
   options                         -                  40                                  -               40
                             -------           ---------                          ---------        ---------
  Diluted Earnings           $ 9,593              10,274        $    .93          $   9,593           10,274         $   .93
                             =======           =========        ========          =========        =========         =======

2001
  Earnings                   $ 7,944               9,737        $    .82          $   5,971            9,737         $   .61
                                                                ========                                             =======
  Conversion of
   trust securities(b)             -                   -                                  -                -
  Nonvested stock
   awards                          -                 115                                  -              115
  Dilutive stock
   options                         -                  33                                  -               33
                             -------           ---------                          ---------        ---------
  Diluted Earnings           $ 7,944               9,885        $    .80          $   5,971            9,885         $   .60
                             =======           =========        ========          =========        =========         =======

Adjusted Earnings (a)
 For the Three Months
 Ended June 30, 2001
---------------------
  Earnings                   $ 4,485               9,728        $    .46          $   2,616            9,728         $   .27
                                                                ========                                             =======
  Conversion of
   trust securities              181                 394                                181              394
  Nonvested stock
   awards                          -                 110                                  -              110
  Dilutive stock
   options                         -                  25                                  -               25
                             -------           ---------                          ---------        ---------
  Diluted Earnings           $ 4,666              10,257        $    .45          $   2,797           10,257         $   .27
                             =======           =========        ========          =========        =========         =======

Adjusted Earnings (a)
 For the Six Months
 Ended June 30, 2001
--------------------
  Earnings                   $10,258               9,737        $   1.05          $   8,285            9,737         $   .85
                                                                ========                                             =======
  Conversion of
   trust securities(b)             -                   -                                  -                -
  Nonvested stock
   awards                          -                 115                                  -              115
  Dilutive stock
   options                         -                  33                                  -               33
                             -------           ---------                          ---------        ---------
  Diluted Earnings           $10,258               9,885        $   1.04          $   8,285            9,885         $   .84
                             =======           =========        ========          =========        =========         =======

(a) Adjusted to exclude amortization of goodwill in 2001.
(b) The impact of the Trust Securities on earnings per share from continuing operations is anti-dilutive for the six months ended June 30, 2001.  Therefore, the Trust Securities are excluded from all diluted earnings per share computations for the six months ended June 30, 2001.

                                  Page 7 of 17

4.      The Company had total comprehensive income of $4,472,000,
        $1,352,000, $9,232,000 and $4,731,000 for the three months and six months ended June 30, 2002 and 2001, respectively.  The income relates to the cumulative unrealized appreciation/depreciation on its available-for-sale securities.

5.      During the first six months of 2002, one purchase business combination was completed within the Roto-Rooter segment for a purchase price of $1,229,000 in cash.  The purchase price was allocated as follows: $1,104,000 to goodwill, $50,000 to
        identifiable intangible assets and $75,000 to other assets.  The business acquired provides drain cleaning and plumbing services under the Roto-Rooter name.  The results of operations of this business in 2002 are not material.

6.      Accruals relating to restructuring charges recorded in 2001 totaled approximately $2.2 million at June 30, 2002 compared with $3.5 million at December 31, 2001.  The changes relate primarily to payments made during the current year.

7.      On May 8, 2002, Chemed announced it entered into an agreement to sell its wholly owned Patient Care subsidiary to an investor group led by Schroder Ventures Life Sciences Group.  Chemed expects to receive gross cash payments of approximately $70 million and to recognize an aftertax loss of approximately $1 million on the sale.

        Completion of the sale is not presently considered probable because it is contingent upon regulatory approvals and the purchaser's receipt of financing commitments by September 1, 2002.  If these uncertainties are resolved, the sale is expected to close before the end of 2002.

        Patient Care's net income was as follows (in thousands):

                                                                 Reported    Adjusted (a)
                                                                 --------    ------------
           For the three months ended June 30, 2002              $  1,124        $1,124
           For the three months ended June 30, 2001                   715           899
           For the six months ended June 30, 2002                   1,991         1,991
           For the six months ended June 30, 2001                   1,295         1,662
           For the year ended December 31, 2001                       526         3,325

        (a) Adjusted to exclude the amortization of goodwill for 2001 and to exclude restructuring and similar expenses and other nonrecurring charges in the fourth quarter of 2001.

8.      The Company is party to lawsuits in the normal course of business, none of which is expected to have a material impact on operating results.  This includes a class action lawsuit filed in the Third
        Judicial Circuit Court of Madison County, Illinois in June of 2000
        by Robert Harris, alleging certain Roto-Rooter plumbing was performed by unlicensed employees.  The Company contests these allegations and believes them baseless.  Due to the complex legal and other issues involved, it is not presently possible to estimate the amount of liability, if any, related to this matter.

                                  Page 8 of 17

9.      Effective July 1, 2001, Chemed adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 141, Business
        Combinations, for all business combinations initiated after June
        30, 2001.  Effective January 1, 2002, Chemed adopted the provisions of SFAS No. 141 for all purchase business combinations initiated prior to July 1, 2001.  Effective January 1, 2002, Chemed adopted the provisions of SFAS No. 142, Goodwill and Other Intangible
        Assets.  The adoption of the provisions of SFAS No. 141 did not materially impact the Company's financial statements.

        The adoption of SFAS No. 142 eliminates the amortization of goodwill as of the effective date of adoption.  Amortization of goodwill for the second quarter of 2001 is $1,250,000 ($1,155,000 net of income tax benefit), and was included in cost of services and cost of goods sold in the consolidated statement of income.
        For the first six months of 2001 amortization of goodwill is
        $2,505,000 ($2,314,000 net of income tax benefit).

        In addition, SFAS No. 142 requires that goodwill be evaluated annually for impairment beginning in 2002 for each component of its operating segments.  The first, or transition, evaluation must be done as of January 1, 2002 and must be completed by June 30, 2002.
        For the purpose of impairment testing, the Company has determined its reporting components are Service America, Patient Care, Roto-
        Rooter Services (plumbing and drain cleaning services), Roto-Rooter
        Franchising and Products (manufacturing, sale and franchising of
        Roto-Rooter products and services) and Roto-Rooter HVAC/non-Roto-
        Rooter brands (heating, ventilating and air-conditioning repair services and non-Roto-Rooter-branded drain cleaning and plumbing services).  The Company's impairment tests indicate that none of the goodwill for any of its reporting components is impaired.

10.     On January 1, 2002, Chemed adopted the provisions of SFAS No. 144,
        Accounting for the Impairment or Disposal of Long-Lived Assets.
        The adoption of SFAS No. 144 did not materially impact the
        Company's financial statements.

11.     In August 2001, the Financial Accounting Standards Board approved the issuance of SFAS No. 143, Accounting for Asset Retirement
        Obligations.  This statement becomes effective for fiscal years beginning after June 15, 2002, and requires recognizing legal obligations associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development or normal operation of a long-lived asset.  Since the Company has no material asset retirement obligations, the adoption of SFAS No.
        143 in 2003 will not have a material impact on Chemed's financial statements.

                                  Page 9 of 17

        In April 2002, the FASB approved the issuance of SFAS No. 145,
        Recission of FASB Statements No. 4, 44 and 64, Amendment of FASB
        Statement No. 13 and Technical Corrections.  This statement is generally effective for transactions occurring after May 15, 2002.
        The adoption of SFAS No. 145 is not expected to have a material impact on Chemed's financial statements.

        In July 2002, the FASB approved the issuance of SFAS No. 146,
        Accounting for Costs Associated with Exit or Disposal Activities.
        Generally, SFAS No. 146 stipulates that defined exit costs
        (including restructuring and employee termination costs) are to be recorded on an incurred basis rather than on a commitment basis as is presently required.  This statement is effective for exit or disposal activities initiated after December 31, 2002.  The Company currently anticipates that adoption of this statement in 2003 will not have a material impact on its financial statements.

                                  Page 10 of 17

                  Item 2. Management's Discussion and Analysis
                of Financial Condition and Results of Operations

Financial Condition
-------------------

         The decline in other current liabilities from $49.7 million at
December 31, 2001 to $46.7 million at June 30, 2002 is due largely to the payment of liabilities for 2001 supplemental thrift and profit-
sharing contributions and incentive compensation.  The decline in accounts payable from $11.7 million at December 31, 2001 to $9.1 million at June 30, 2002 is primarily due to the timing of cash payments at the end of the periods.  Income taxes increased from $1.3 million at December 31, 2001 to $4.4 million at June 30, 2002 primarily due to the refund of overpaid estimated federal taxes for 2001 in March
2002 and to the accrual of current income taxes in 2002.

         At June 30, 2002, Chemed had approximately $27.7 million of unused lines of credit with various banks.  Management believes its liquidity and sources of capital are satisfactory for the Company's needs in the foreseeable future.  Proceeds from the pending sale of the Company's
Patient Care subsidiary will be used for acquisitions, debt repayment and other corporate purposes.

Results of Operations
---------------------

         Data relating to (a) the increase or decrease in service revenues and sales and (b) aftertax earnings as a percent of service revenues and sales for each segment are set forth below:

                            Service Revenues            Aftertax Earnings as a % of Revenues
                                and Sales - %             (Aftertax Margin)
                                                      -----------------------------------------
                            Increase/(Decrease)                    2001        2001
                            ------------------
                               2002 vs. 2001            2002     Reported   Adjusted(a)
                            ------------------        --------   --------   -----------

Three Months Ended
      June 30,
------------------
Roto-Rooter                       (6)%                  7.0%       5.3%         6.5%
Patient Care                       5                    3.0        2.0          2.5
Service America                  (10)                   0.4        2.7          3.8
     Total                        (3)                   4.8        4.0          4.9

Six Months Ended
      June 30,
------------------
Roto-Rooter                       (5)%                  6.1%       5.7%         6.8%
Patient Care                       4                    2.7        1.8          2.3
Service America                  (11)                   1.2        2.7          3.8
     Total                        (3)                   4.4        4.1          5.0

(a) Adjusted to exclude amortization of goodwill in 2001.

Second Quarter 2002 versus Second Quarter 2001
----------------------------------------------

         Service revenues and sales of the Roto-Rooter segment for the second quarter of 2002 totaled $63,095,000, a decline of 6% versus the
$67,098,000 recorded in the second quarter of 2001.  Revenues of the drain cleaning business and the plumbing services business declined

                                  Page 11 of 17

1% and 6%, respectively, for the second quarter of 2002, as compared with revenues for 2001.  Each of these businesses' revenues accounts for 44% and 42%, respectively, of Roto-Rooter's total revenues and sales.  Excluding revenues of businesses acquired or divested in 2001 or 2002, revenues of this segment for the second quarter of 2002 declined 4% versus revenues for the second quarter of 2001. The aftertax margin of this segment during the second quarter of 2002 was
7.0% as compared with 6.5% on an adjusted basis (excluding amortization of goodwill) during the second quarter of 2001.  Most of this increase is attributable to a higher gross profit margin in the 2002 quarter.

         Service revenues of the Patient Care segment increased 5% from
$35,839,000 in the second quarter of 2001 to $37,487,000 in the second quarter of 2002.  The aftertax margin of this segment increased from
2.5% on an adjusted basis (excluding goodwill amortization) in the second quarter of 2001 to 3.0% in the second quarter of 2002, largely as the result of a higher gross profit margin in 2002, partially offset by higher general and administrative expenses (as a percent of revenues) in the 2002 quarter.

         Service revenues and sales of the Service America segment declined
10% from $17,852,000 in the second quarter of 2001 to $15,987,000 in the second quarter of 2002. This decline is attributable to lower contract renewals in 2002, lower retail sales in 2002 and the divestment of the Tucson branch in the fourth quarter of 2001.  The aftertax margin of this segment was .4% in the second quarter of 2002 as compared with 3.8% on an adjusted basis (excluding goodwill amortization) in the second quarter of 2001.  This decline is attributable to a lower gross profit margin in the 2002 quarter, primarily as the result of higher labor costs (as a percent of revenues) in 2002.

         Income from operations increased from $6,340,000 in the second quarter of 2001 to $7,601,000 in the second quarter of 2002.  On an adjusted basis, excluding goodwill amortization in 2001 ($1,250,000), income from operations was $7,590,000.  Earnings before interest, taxes, depreciation and amortization before capital gains ("EBITDA")
declined slightly from $12,813,000 in the second quarter of 2001 to
$12,518,000 in the second quarter of 2002.

         Interest expense declined from $1,466,000 in the second quarter of
2001 to $763,000, as a result of refinancing long-term debt at lower interest rates in December 2001.  Lower debt levels during the year
2002 also contributed to this decline.

         Other income-net declined from $845,000 in the second quarter of
2001 to $720,000 in the second quarter of 2002 primarily as the result of lower interest rates on invested cash in the second quarter of 2002 as compared with interest rates in 2001.

         The effective income tax rate during the second quarter of 2002 was 37.3% as compared with 38.8% during the second quarter of 2001.
Excluding the amortization of goodwill in 2001, the effective tax rate

                                  Page 12 of 17

for the second quarter of 2001 was 33.0%.  The higher rate in 2002
(versus the adjusted rate in 2001) is primarily attributable to favorable tax adjustments in the 2001 quarter and to a slightly higher effective state and local tax rate in 2002.

         Income from continuing operations increased from $3,330,000 ($.34 per share) in the second quarter of 2001 to $4,569,000 ($.46 per share)
in the second quarter of 2002.  Excluding amortization of goodwill
($1,155,000 aftertax), adjusted income from continuing operations for the second quarter of 2001 was $4,485,000 ($.46 per share and $.45 per diluted share).

         Net income increased from $1,461,000 ($.15 per share and $.16 per diluted share) in the second quarter of 2001 to $4,569,000 ($.46 per share) in the second quarter of 2002.  The results for 2001 include a loss on discontinued operations of $1,869,000 ($.19 per share and $.18 per diluted share) and goodwill amortization of $1,155,000 aftertax
($.12 per share and $.11 per diluted share).  Beginning January 1,
2002, goodwill is not amortized.

Six Months Ended June 30, 2002 Versus June 30, 2001
---------------------------------------------------

         Service revenues and sales of the Roto-Rooter segment for the first six months of 2002 totaled $128,374,000, a decline of 5% versus the $135,554,000 recorded in the first six months of 2001.  Revenues of the drain cleaning business and the plumbing services business declined 2% and 6%, respectively, for the first six months of 2002, as compared with revenues for 2001.  Excluding revenues of businesses acquired or divested in 2001 or 2002, revenues of this segment for the first six months of 2002 declined 4% versus revenues for the first six months of 2001. The aftertax margin of this segment during the first six months of 2002 was 6.1% as compared with 6.8% on an adjusted basis
(excluding amortization of goodwill) during the first six months of
2001.  Most of this decline is attributable to a lower gross profit margin as the result of labor costs being a higher percent of revenues in the 2002 period.

         Service revenues of the Patient Care segment increased 4% from
$70,780,000 in the first six months of 2001 to $73,669,000 in the first six months of 2002.  The aftertax margin of this segment increased from 2.3% on an adjusted basis (excluding goodwill amortization) in the first six months of 2001 to 2.7% in the first six months of 2002, largely as the result of a higher gross profit margin in 2002, partially offset by higher general and administrative expenses (as a percent of revenues) in the 2002 period.

         Service revenues and sales of the Service America segment
declined 11% from $35,655,000 in the first six months of 2001 to
$31,561,000 in the first six months of 2002. This decline is attributable to lower contract renewals in 2002, lower retail sales in
2002 and the divestment of the Tucson branch in the fourth quarter of
2001.  The aftertax margin of this segment was 1.2% in the first six months of 2002 as compared with 3.8% on an adjusted

                                  Page 13 of 17

basis (excluding goodwill amortization) in the first six months of
2001.  This decline is attributable to a lower gross profit margin in the 2002 quarter, primarily as the result of higher labor costs (as a percent of revenues) in 2002.

         Income from operations declined from $13,857,000 in the first six months of 2001 to $13,304,000 in the first six months of 2002.  On an adjusted basis, excluding goodwill amortization in 2001 ($2,505,000), income from operations was $16,362,000.  Also, earnings before interest, taxes, depreciation and amortization before capital gains
("EBITDA") declined 11% from $26,515,000 in the first six months of
2001 to $23,603,000 in the first six months of 2002.  These declines are primarily attributable to the decline in Roto-Rooter's operating profit during the first six months of 2002.

         Interest expense declined from $2,952,000 in the first six months of 2001 to $1,536,000, as a result of refinancing long-term debt at lower interest rates in December 2001.  Lower debt levels during the year 2002 also contributed to this decline.

         Other income-net increased from $2,604,000 in the first six months of 2001 to $3,049,000 in the first six months of 2002 as the result of higher capital gains and higher gains on investments held in deferred compensation trusts in the 2002 period.

         The effective income tax rate during the first six months of 2002 was 35.3% as compared with 38.7% during the first six months of 2001.
Excluding the amortization of goodwill in 2001, the effective tax rate for the first six months of 2001 was 33.6%.  The higher rate in 2002
(versus the adjusted rate in 2001) is primarily attributable to larger favorable tax adjustments in the 2001 period.

         Income from continuing operations increased from $7,944,000 ($.82 per share and $.80 per diluted share) in the first six months of 2001 to $9,241,000 ($.94 per share and $.93 per diluted share) in the first six months of 2002.  Excluding amortization of goodwill ($2,314,000 aftertax) adjusted income from operations was $10,258,000 ($1.05 per share and $1.04 per diluted share) in the first six months of 2001 as compared with $9,241,000 ($.94 per share and $.93 per diluted share)
in the first six months of 2002.  Income from continuing operations for the first six months of 2002 and 2001 includes aftertax capital gains of $775,000 ($.08 per share and $.07 per diluted share)  and
$703,000 ($.08 per share and $.06 per diluted share), respectively.

         Net income increased from $5,971,000 ($.61 per share and $.60 per diluted share) in the first six months of 2001 to $9,241,000 ($.94 per share and $.93 per diluted share) in the first six months of 2002. Net income for the first six months of 2002 and 2001 includes aftertax capital gains of $775,000 ($.08 per share and $.07 per diluted share)
and $703,000 ($.08 per share and $.06 per diluted share),
respectively.  In addition, the results for 2001 include a loss on discontinued operations of $1,973,000 ($.21 per share and $.20 per diluted share) and goodwill amortization of $2,314,000 aftertax ($.24 per share).

                                  Page 14 of 17

Recent Accounting Statements
----------------------------

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

         In April 2002, the FASB approved the issuance of SFAS No. 145,
Recission of FASB Statements No. 4, 44 and 64, Amendment of FASB
Statement No. 13 and Technical Corrections.  This statement is generally effective for transactions occurring after May 15, 2002.
The adoption of SFAS No. 145 is not expected to have a material impact on Chemed's financial statements.

         In July 2002, the FASB approved the issuance of SFAS No. 146,
Accounting for Costs Associated with Exit of Disposal Activities.
Generally, SFAS No. 146 stipulates that defined exit costs (including restructuring and employee termination costs) are to be recorded on an incurred basis rather than on a commitment basis as is presently required.  This statement is effective for exit or disposal activities initiated after December 31, 2002.  The Company currently anticipates that adoption of this statement in 2003 will not have a material impact on its financial statements.

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

                                  Page 15 of 17

PART II -- OTHER INFORMATION
----------------------------

Item 4.         Submission of Matters to a Vote of Security Holders
-------         ---------------------------------------------------

         (a)    Chemed held its Annual Meeting of Shareholders on May 20,
                2002.

         (b)    The names of directors elected at this Annual Meeting are as follows:

                Edward L. Hutton                   Sandra E. Laney
                Kevin J. McNamara                  Spencer S. Lee
                Rick L. Arquilla                   John M. Mount
                Charles H. Erhart, Jr.             Timothy S. O'Toole
                Joel F. Gemunder                   Donald E. Saunders
                Patrick P. Grace                   George J. Walsh, III
                Thomas C. Hutton                   Frank E. Wood
                Walter L. Krebs

         (c)    The stockholders ratified the Board of Directors' selection of PricewaterhouseCoopers LLP as independent accountants for the Company and its consolidated subsidiaries for the year
                2002.  8,809,683 votes were cast in favor of the proposal,
                89,472 votes were cast against it, 20,266 votes abstained, and there were no broker non-votes.

         (d)    The stockholders then voted on the approval and adoption of the 2002 Executive Long-Term Incentive Plan: 7,837,040 votes were cast in favor of the proposal, 897,422 were cast against it, 184,959 votes abstained, and there were no broker non-
                votes.

         5.     The stockholders then voted on the approval and adoption of the 2002 Stock Incentive Plan: 7,172,729 votes were cast in favor of the proposal, 1,602,340 votes were cast against it,
                144,352 votes abstained, and there were no broker non-votes.

                With respect to the election of directors, the number of
                votes cast for each nominee was as follows:

                                                Votes For       Votes Withheld
                                                ----------      --------------
                Edward L. Hutton                7,690,268        1,229,152
                Kevin J. McNamara               7,708,560        1,210,861
                Rick L. Arquilla                7,715,379        1,204,041
                Charles H. Erhart, Jr.          7,669,143        1,220,278
                Joel F. Gemunder                7,712,533        1 206,887
                Patrick P. Grace                7,704,008        1 215,413
                Thomas C. Hutton                7,708,832        1,210,588
                Walter L. Krebs                 7,712,627        1 206,794
                Sandra E. Laney                 7,708,837        1 210,583
                Spencer S. Lee                  7,714,560        1,204,860
                John M. Mount                   7,713,155        1,206,265
                Timothy S. O'Toole              7,716,535        1,202,885
                Donald E. Saunders              7,705,574        1,213,847

                                  Page 16 of 17

                George J. Walsh, III            7,713,305        1,206,116
                Frank E. Wood                   7,710,762        1,208,658

Item 6.         Exhibits and Reports on Form 8-K
-------         --------------------------------

    (a)         Exhibits
                --------

                None required.

    (b)         Reports on Form 8-K
                -------------------

                None were filed in the quarter ended June 30, 2002.

                                               CERTIFICATION AND SIGNATURES

             The undersigned hereby certify that this report fully complies with the requirements of section 13(a) or 15(d) of the
             Securities Exchange Act of 1934, 15 U.S.C. section 78m or
             78(o)(d) and that information contained herin fairly presents, in all material respects, the financial condition and results of operations of Registrant.

             Pursuant to the requirements of the Securities Exchange Act of
             1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                     Chemed Corporation
                                                     -------------------
                                                       (Registrant)

Dated:       August 12, 2002           By     Kevin J. McNamara
             ---------------                -------------------------
                                                Kevin J. McNamara
                                                (President and Chief
                                                Executive Officer)

Dated:       August 12, 2002           By     Timothy S. O'Toole
             ---------------                -------------------------
                                                Timothy S. O'Toole
                                                (Executive Vice President
                                                And Treasurer - Principal
                                                Financial Officer)

Dated:       August 12, 2002           By     Arthur V. Tucker, Jr.
             ---------------                -------------------------
                                                Arthur V. Tucker, Jr.
                                                (Vice President and
                                                Controller - Principal
                                                Accounting Officer)

                                  Page 17 of 17