Form 10-Q
period 2002-09-30
CHEMED CORP
filed 2002-11-12
CIK 19584

                                   FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                   Quarterly Report Under Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934

For Quarter Ended September 30, 2002

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

Class                             Amount                         Date

Capital Stock                9,795,144 Shares              October 31, 2002
$1 Par Value

                                  Page 1 of 24

                             CHEMED CORPORATION AND
                              SUBSIDIARY COMPANIES

                                      Index

                                                                   Page No.
                                                                   --------

PART I.    FINANCIAL INFORMATION:

    Item 1.  Financial Statements
             Consolidated Balance Sheet -
                September 30, 2002 and
                December 31, 2001                                          3

             Consolidated Statement of Income -
                Three months and nine months ended
                September 30, 2002 and 2001                                4

             Consolidated Statement of Cash Flows
                Nine months ended
                September 30, 2002 and 2001                                5

             Notes to Unaudited Financial Statements                   6 - 10

    Item 2.  Management's Discussion and Analysis of
                   Financial Condition and Results of
                    Operations                                        11 - 15

    Item 4.  Controls and Procedures                                       16

PART II.   OTHER INFORMATION                                          17 - 24

                                  Page 2 of 24

                          PART I. FINANCIAL INFORMATION
                          Item 1. Financial Statements
                   CHEMED CORPORATION AND SUBSIDIARY COMPANIES
                      UNAUDITED CONSOLIDATED BALANCE SHEET
                 (in thousands except share and per share data)

                                                                          September 30,        December 31,
                                                                              2002                 2001*
                                                                          -------------        ------------
ASSETS
Current assets
   Cash and cash equivalents                                              $  15,603            $   8,725
   Accounts receivable less allowances of $3,605
              (2001 - $4,091)                                                14,771               15,128
   Inventories                                                               10,111               10,424
   Statutory deposits                                                        12,304               13,331
   Prepaid expenses                                                          15,092               16,041
   Current assets of discontinued operations                                 36,555               36,404
                                                                          ---------            ---------
                Total current assets                                        104,436              100,053

Other investments                                                            36,768               38,492
Properties and equipment, at cost less accumulated
   depreciation of $63,470 (2001 - $61,567)                                  49,309               54,549
Identifiable intangible assets less accumulated
   amortization of $7,014 (2001 - $6,545)                                     3,042                3,461
Goodwill less accumulated amortization of $30,448
   (2001 - $30,450)                                                         131,144              130,402
Noncurrent assets of discontinued operations                                 43,485               44,905
Other assets                                                                 26,827               26,422
                                                                          ---------            ---------
                Total Assets                                              $ 395,011            $ 398,284
                                                                          =========            =========

LIABILITIES
Current liabilities
   Accounts payable                                                       $   6,464            $   9,126
   Current portion of long-term debt                                            366                  353
   Income taxes                                                               5,859                2,312
   Deferred contract revenue                                                 20,390               22,194
   Current liabilities of discontinued operation                             11,071               10,422
   Other current liabilities                                                 37,970               40,703
                                                                          ---------            ---------
                Total current liabilities                                    82,120               85,110

Long-term debt                                                               50,728               61,037
Noncurrent liabilities of discontinued operations                             2,339                1,773
Other liabilities                                                            24,341               27,842
                                                                          ---------            ---------
                Total Liabilities                                           159,528              175,762
                                                                          ---------            ---------

MANDATORILY REDEEMABLE CONVERTIBLE PREFERRED
             SECURITIES OF THE CHEMED CAPITAL TRUST                          14,186               14,239
                                                                          ---------            ---------

STOCKHOLDERS' EQUITY
Capital stock-authorized 15,000,000 shares $1 par;
   issued 13,460,755 (2001 - 13,437,781) shares                              13,461               13,438
Paid-in capital                                                             168,359              167,542
Retained earnings                                                           152,265              139,163
Treasury stock-3,665,611(2001 - 3,606,085) shares, at cost                 (112,562)            (110,424)
Unearned compensation                                                        (5,087)              (7,436)
Deferred compensation payable in company stock                                2,266                3,288
Accumulated other comprehensive income                                        3,541                4,214
Notes receivable for shares sold                                               (946)              (1,502)
                                                                          ---------            ---------
                Total Stockholders' Equity                                  221,297              208,283
                                                                          ---------            ---------

                Total Liabilities and Stockholders' Equity                $ 395,011            $ 398,284
                                                                          =========            =========

               * Reclassified for operations discontinued in 2002
            See accompanying notes to unaudited financial statements.
                                  Page 3 of 24

                   CHEMED CORPORATION AND SUBSIDIARY COMPANIES
                   UNAUDITED CONSOLIDATED STATEMENT OF INCOME
                      (in thousands except per share data)

                                                     Three Months Ended             Nine Months Ended
                                                        September 30,                  September 30,
                                                     ------------------             ------------------
                                                       2002     2001 *                2002      2001 *
                                                     --------  --------             --------  --------

Continuing Operations
     Service revenues and sales                      $ 75,322  $ 82,604             $235,257  $253,813
                                                     --------  --------             --------  --------

     Cost of services provided and
         cost of goods sold                            44,314    49,455              139,446   151,269
     Selling and marketing expenses                    10,304    11,540               33,085    33,704
     General and administrative expenses               11,537    13,486               36,699    42,054
     Depreciation                                       3,424     3,604               10,402    10,772
     Other charges                                          -     4,031                    -     4,031
                                                     --------  --------             --------  --------
              Total costs and expenses                 69,579    82,116              219,632   241,830
                                                     --------  --------             --------  --------

     Income from operations                             5,743       488               15,625    11,983
     Interest expense                                    (709)   (1,373)              (2,245)   (4,324)
     Distributions on preferred securities               (268)     (275)                (809)     (830)
     Other income--net                                    268       455                3,810     3,766
                                                     -------- ---------             --------  --------

     Income/(loss) before income taxes                  5,034      (705)              16,381    10,595
     Income taxes                                      (1,856)      193               (5,953)   (4,458)
                                                     --------- --------             --------  --------
     Income/(loss) from continuing
        operations                                      3,178      (512)              10,428     6,137
Discontinued Operations                                 3,929       604                5,920       (74)
                                                     --------  --------             --------  --------

Net Income                                           $  7,107  $     92             $ 16,348  $  6,063
                                                     ========  ========             ========  ========

Earnings Per Common Share
     Income/(loss) from continuing
        operations                                   $    .32  $   (.05)                1.06  $    .63
                                                     ========  ========             ========  ========
     Net income                                      $    .72  $    .01             $   1.66  $    .62
                                                     ========  ========             ========  ========

Diluted Earnings Per Share
     Income/(loss) from continuing
        operations                                   $    .32  $   (.05)                1.06  $    .62
                                                     ========  ========             ========  ========
     Net income                                      $    .72  $    .01             $   1.65  $    .62
                                                     ========  ========             ========  ========

Adjusted Income From Continuing Operations
     Excluding Goodwill Amortization
         Adjusted income                             $  3,178  $    461             $ 10,428  $  9,057
                                                     ========  ========             ========  ========
         Adjusted earnings per share                 $    .32  $    .05             $   1.06  $    .93
                                                     ========  ========             ========  ========
         Adjusted diluted earning per
              share                                  $    .32  $    .05             $   1.06  $    .92
                                                     ========  ========             ========  ========

Average Number of Shares Outstanding
     Earnings per share                                 9,861     9,690                9,854     9,721
                                                     ========  ========             ========  ========
     Diluted earnings per share                         9,867     9,690                9,882     9,850
                                                     ========  ========             ========  ========

Cash Dividends Paid Per Share                             .11       .11                  .33       .33
                                                     ========  ========             ========  ========

               * Reclassified for operations discontinued in 2002
            See accompanying notes to unaudited financial statements.
                                  Page 4 of 24

                   CHEMED CORPORATION AND SUBSIDIARY COMPANIES
                 UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (in thousands)

                                                                                     Nine Months Ended
                                                                                        September 30,
                                                                                    --------------------
                                                                                       2002       2001*
                                                                                    ---------   --------
Cash Flows From Operating Activities
     Net income                                                                     $ 16,348    $  6,063
     Adjustments to reconcile net income to net cash
       provided by operating activities:
              Depreciation and amortization                                           10,954      16,070
              Discontinued operations                                                 (5,920)         74
              Gains on sale of investments                                            (1,141)       (993)
              Provision for uncollectible accounts receivable                          1,335       1,651
              Provision for deferred income taxes                                        397        (809)
              Changes in operating assets and liabilities,
              excluding amounts acquired in business combinations
                   Decrease in accounts receivable                                      (918)       (658)
                   (Increase)/decrease in inventories                                    313        (728)
                   (Increase)/decrease in prepaid expenses                             1,141        (754)
                   Decrease in statutory deposits                                      1,027         753
                   Increase/(decrease) in accounts payable, deferred
                     contract revenue and other current liabilities                   (6,494)      2,606
                   Increase in income taxes                                            4,538         290
                   Other - net                                                         2,354       1,181
                                                                                    --------    --------

       Net cash provided by continuing operations                                     23,934      24,746
       Net cash used by discontinued operations                                        5,287       4,896
                                                                                    --------    --------
       Net cash provided by operating activities                                      29,221      29,642
                                                                                    --------    --------

Cash Flows From Investing Activities
     Capital expenditures                                                             (8,951)    (10,713)
     Proceeds from sale of investments                                                 1,917       1,377
     Business combinations--net of cash acquired                                      (1,230)     (1,358)
     Net (proceeds)/outflows from discontinued operations                                569      (3,190)
     Other-net                                                                         1,328       2,365
                                                                                    --------    --------

       Net cash used by investing activities                                          (6,367)    (11,519)
                                                                                    --------    --------

Cash Flows From Financing Activities
     Repayment of long-term debt                                                     (15,296)     (3,306)
     Proceeds from long-term debt                                                      5,000           -
     Dividends paid                                                                   (3,252)     (3,292)
     Purchase of treasury stock                                                       (3,196)     (1,201)
     Other - net                                                                         768         688
                                                                                    --------    --------

       Net cash used by financing activities                                         (15,976)     (7,111)
                                                                                    --------    --------

Increase In Cash And Cash Equivalents                                                  6,878      11,012
Cash and cash equivalents at beginning of period                                       8,725       9,978
                                                                                    --------    --------

Cash and cash equivalents at end of period                                          $ 15,603    $ 20,990
                                                                                    ========    ========

               *Reclassified for operations discontinued in 2002.
            See accompanying notes to unaudited financial statements.
                                  Page 5 of 24

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

2.      Service revenues and sales and aftertax earnings by business segment follow below (in thousands):

                                                   Three Months Ended             Nine Months Ended
                                                     September 30,                  September 30,
                                                 ---------------------          ---------------------
                                                   2002         2001              2002         2001
                                                 --------     --------          --------     --------
         Service Revenues and Sales
         --------------------------
         Roto-Rooter                             $ 60,234     $ 65,406          $188,608     $200,960
         Service America                           15,088       17,198            46,649       52,853
                                                 --------     --------          --------     --------
            Total                                $ 75,322     $ 82,604          $235,257     $253,813
                                                 ========     ========          ========     ========

         Aftertax Earnings/(Loss)
         ------------------------
         Roto-Rooter                             $  3,744        1,268 (a)      $ 11,636        8,930(a)
         Service America                              166         (310)(b)           552          635(b)
                                                 --------    ---------          --------     --------
            Total segment earnings                  3,910          958            12,188        9,565

         Corporate
            Overhead                                 (844)      (1,387)           (3,022)      (4,018)
            Gains on sales of
              investments                               -            -               775          703
            Net investing and
              financing income
              /(expense)                              112          (83)              487         (113)
         Discontinued operations                    3,929          604             5,920          (74)
                                                 --------     --------          --------     --------
            Net income                           $  7,107     $     92          $ 16,348     $  6,063
                                                 ========     ========          ========     ========

         Adjusted Aftertax
           Segment Earnings
         ------------------
         Roto-Rooter                             $  3,744     $  3,838(c,d)     $ 11,636     $ 13,041(c,d)
         Service America                              166          513(c,e)          552        1,864(c,e)
                                                 --------     --------          --------     --------
            Adjusted segment earnings            $  3,910     $  4,351          $ 12,188     $ 14,905
                                                 ========     ========          ========     ========

(a)  Amounts include Roto-Rooter's aftertax cost of its overtime wage settlement with the Department of Labor ($1,800,000).
(b)  Amounts include Service America's aftertax impairment loss related to the closing of its Tucson branch ($620,000).
(c)  Amounts exclude the amortization of goodwill in 2001.
(d)  Amounts exclude Roto-Rooter's aftertax cost of its overtime wage settlement with the Department of Labor ($1,800,000).
(e)  Amounts exclude Service America's aftertax impairment loss related to the closing of its Tucson branch ($620,000).

                                  Page 6 of 24

3.       Earnings per common share are computed using the weighted
         average number of shares of capital stock outstanding.  The impact of the Trust Securities on earnings per share from
         continuing operations is anti-dilutive for all periods
         presented.  Therefore, the Trust Securities are excluded
         from diluted earnings per share computations.

         Diluted earnings per share are computed below (in thousands except per share data):

                                Income from Continuing Operations                               Net Income
                             -----------------------------------------            ---------------------------------------
                               Income             Shares         Income             Income            Shares          Income
                             (Numerator)       (Denominator)    Per Share         (Numerator)      (Denominator)     Per Share
                             -----------       -------------    ---------         -----------      -------------     ---------
For the Three Months
   Ended September 30,
----------------------
2002
  Earnings                   $ 3,178               9,861        $    .32          $   7,107            9,861         $   .72
                                                                ========                                             =======
  Dilutive stock
   options                         -                   6                                  -                6
                             -------           ---------                          ---------        ---------
     Diluted Earnings        $ 3,178               9,867        $    .32          $   7,107            9,867         $   .72
                             =======           =========        ========          =========        =========         =======

2001
 Earnings/(loss)(a)          $  (512)              9,690        $   (.05)         $      92            9,690         $   .01
                             =======           =========        ========          =========        =========         =======

For the Nine Months
  Ended September 30,
---------------------
2002
  Earnings                   $10,428               9,854        $   1.06          $  16,348            9,854         $  1.66
                                                                ========                                             =======
  Dilutive stock
   options                         -                  28                                  -               28
                             -------           ---------                          ---------        ---------
     Diluted Earnings        $10,428               9,882        $   1.06          $  16,348            9,882         $  1.65
                             =======           =========        ========          =========        =========         =======

2001
  Earnings                   $ 6,137               9,721        $    .63          $   6,063            9,721         $   .62
                                                                ========                                             =======
  Nonvested stock
   awards                          -                 112                                  -              112
  Dilutive stock
   options                         -                  17                                  -               17
                             -------           ---------                          ---------        ---------
     Diluted Earnings        $ 6,137               9,850        $    .62          $   6,063            9,850         $   .62
                             =======           =========        ========          =========        =========         =======

For the Periods Ended           Adjusted Earnings from Continuing Operations Excluding Goodwill Amortization
                             ----------------------------------------------------------------------------------
  September 30, 2001               For the Three Months Ended                           For the Nine Months Ended
---------------------        --------------------------------------               -------------------------------------
  Earnings                   $   461               9,690        $    .05          $   9,057            9,721         $   .93
                                                                ========                                             =======
  Nonvested stock
   awards                          -                   -(a)                               -              112
  Dilutive stock
   options                         -                   -(a)                               -               17
                             -------           ---------                          ---------        ---------
     Diluted Earnings        $   461               9,690        $    .05          $   9,057            9,850         $   .92
                             =======           =========        ========          =========        =========         =======

(a) Since income from continuing operations is a loss for the three months ending September 30, 2001, the impact of stock awards and stock options is anti-dilutive.  Therefore, nonvested stock awards and stock options are excluded from diluted earnings per share computations.

4.        The Company's total comprehensive income comprises the following
          (in thousands):
                                                    Three Months Ended            Nine Months Ended
                                                       September 30,                September 30,
                                                   --------------------         --------------------
                                                     2002        2001             2002       2001
                                                   --------    --------         --------    --------
          Net Income                               $  7,107    $     92         $ 16,348    $  6,063
          Other Comprehensive
            income/(loss)                              (664)         75             (673)     (1,165)
                                                   --------    --------         --------    --------
             Total comprehensive income            $  6,443    $    167         $ 15,675    $  4,898
                                                   ========    ========         ========    ========

          The other comprehensive income relates to the cumulative unrealized appreciation/depreciation on the Company's available-for-sale securities.

                                  Page 7 of 24

5.        On October 11, 2002, the Company completed the sale of Patient
          Care, Inc. ("Patient Care"), a wholly owned subsidiary, to an investor group that includes Schroeder Ventures Life Sciences
          Group, Oak Investment Partners, Prospect Partners and Salix
          Ventures.  Patient Care provides home-healthcare services primarily in the New York-New Jersey-Connecticut area.

          The cash proceeds to the Company from the sale of Patient Care total $57.5 million, of which $5 million was placed in escrow pending settlement of specified contingencies.  In addition, the
          Company received a senior subordinated note receivable ("Note") for
          $12.5 million and a common stock purchase warrant for the purchase of 2% of the outstanding stock of the purchasing company.  The Note is due October 11, 2007 and bears interest at the annual rate of
          7.5% through September 30, 2004, 8.5% from October 1, 2004 through
          September 30, 2005 and 9.5% thereafter.  The warrant has an estimated fair value of $1.4 million.

          The Company will record a small gain on the sale of Patient Care in the fourth quarter of 2002. Data relating to discontinued
          operations include the following (in thousands):

                                                              Three Months Ended              Nine Months Ended
                                                                 September 30,                  September 30,
                                                            ----------------------         -----------------------
                                                              2002          2001              2002          2001
                                                            --------      -------          ---------     ---------
          Service Revenues and Sales
             From Discontinued Operations                   $ 37,515      $ 36,451         $ 111,184     $ 110,762
          -------------------------------                   ========      ========         =========     =========

          Income from Discontinued Operations
          -----------------------------------
            Refund of income taxes related to
              the sale of The Omnia Group in
              1997                                          $  2,861      $      -         $   2,861     $       -
                                                            --------      --------         ---------     ---------
            Operating results of Patient Care(a)
              Income before income tax                         2,249           790             5,178         2,444
              Income taxes                                    (1,181)         (186)           (2,119)         (545)
                                                            --------      --------         ---------     ---------
              Net Income                                       1,068           604             3,059         1,899
                                                            --------      --------         ---------     ---------
            Operating results of Cadre Computer
              Loss before income tax                               -          (165)                -          (734)
              Income tax benefit/(expense)                         -            58                 -           255
              Minority interest                                    -             6                 -            46
                                                            --------      --------         ---------     ---------
              Net Loss                                             -          (101)                -          (433)
                                                            --------      ---------        ---------     ---------
            Adjustment to loss/(loss on disposal)
              of Cadre Computer
                  Income/(loss) before income
                    tax                                            -           155                 -        (2,369)
                  Income tax benefit/(expense)                     -           (54)                -           829
                                                            --------      --------         ---------     ---------
                  Net income/(loss)                                -           101                 -        (1,540)
                                                            --------      --------         ---------     ---------
                  Total discontinued operations             $  3,929      $    604         $   5,920     $     (74)
                                                            ========      ========         =========     =========

          (a)     During the third quarter of 2002, Patient Care recorded a favorable pretax adjustment of
                  $1,041,000 to prior years' cost reports.  In addition, Patient Care recorded an unfavorable pretax adjustment of $440,000 for expenses related to a 1997 business combination.  The net aftertax impact of these adjustments increased net income by $361,000.

                                                                              September 30,          December 31,
                                                                                   2002                  2001
                                                                              -------------          ------------
          Asset and Liabilities of Discontinued Operations
          ------------------------------------------------
            Assets
              Accounts receivable, less allowances                            $      34,826          $     34,110
              Other current assets                                                    1,729                 2,294
              Properties and equipment less accumulated
                depreciation                                                         11,963                13,039
              Goodwill less accumulated amortization                                 30,458                30,673
              Other noncurrent assets                                                 1,064                 1,193
                                                                              -------------          ------------
                  Total Assets                                                $      80,040          $     81,309
                                                                              =============          ============

            Liabilities
              Accounts payable                                                $       1,148          $      2,525
              Other current liabilities                                               9,923                 7,897
              Deferred income taxes                                                   2,339                 1,773
                                                                              -------------          ------------
                  Total Liabilities                                           $      13,410          $     12,195
                                                                              =============          ============
                                  Page 8 of 24

6.        During 2002, one purchase business combination was completed within the Roto-Rooter segment for a purchase price of $1,230,000 in cash.
          The business acquired provides drain cleaning and plumbing services under the Roto-Rooter name.  The results of operations of this business are not material.

           The purchase price was allocated as follows (in thousands):

                  Identifiable intangible assets              $    50
                  Goodwill                                      1,104
                  Other assets                                     76
                                                              -------
                         Total                                $ 1,230
                                                              =======

7.        The Company is party to lawsuits in the normal course of business, none of which is expected to have a material impact on its operating results.  This includes a class action lawsuit filed in the Third Judicial Circuit Court of Madison County, Illinois in
          June of 2000 by Robert Harris, alleging certain Roto-Rooter plumbing was performed by unlicensed employees.  The Company contests these allegations and believes them baseless.  Due to the complex legal and other issues involved, it is not presently possible to estimate the amount of liability, if any, related to this matter.

8.        Effective July 1, 2001, Chemed adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 141, Business
          Combinations, for all business combinations initiated after June
          30, 2001.  Effective January 1, 2002, Chemed adopted the provisions of SFAS No. 141 for all business combinations initiated after
          December 31, 2001.  The adoption of the provisions of SFAS No. 141 did not materially impact the Company's financial statements.

          Effective January 1, 2002, Chemed adopted the provisions of SFAS
          No. 142, Goodwill and Other Intangible Assets.  The adoption of
          SFAS No. 142 eliminates the amortization of goodwill as of the effective date of adoption.  For continuing operations,
          amortization of goodwill for the third quarter of 2001 is
          $1,026,000 ($973,000 net of income tax benefit), and is included in cost of services and cost of goods sold in the consolidated statement of income.  For the first nine months of 2001,
          amortization of goodwill for continuing operations is $3,081,000
          ($2,920,000 net of income tax benefit).

          In addition, SFAS No. 142 requires goodwill be evaluated annually for impairment beginning in 2002 for each component of an operating segment.  The first, or transition, evaluation was performed as of
          January 1, 2002 and completed during the second quarter.  As of
          January 1, 2002, the Company determined its reporting components to be Service America, Patient Care, Roto-Rooter Services (plumbing and drain cleaning services), Roto-Rooter Franchising and Products
          (manufacturing, sale and franchising of Roto-Rooter products and services) and Roto-Rooter HVAC/non-Roto-Rooter brands (heating, ventilating and air conditioning repair services and non-Roto-
          Rooter-branded drain cleaning and plumbing services).  The

                                  Page 9 of 24

          Company's impairment test indicates that none of the goodwill for any of its reporting components is impaired.

9.        On January 1, 2002, Chemed adopted the provisions of SFAS No. 144,
          Accounting for the Impairment or Disposal of Long-Lived Assets.
          The adoption of SFAS No. 144 did not materially impact the
          Company's financial statements.

10.       In August 2001, the Financial Accounting Standards Board approved the issuance of SFAS No. 143, Accounting for Asset Retirement
          Obligations.  This statement became effective for fiscal years beginning after June 15, 2002, and requires recognizing legal obligations associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development or normal operation of a long-lived asset.  Since the Company has no material asset retirement obligations, the adoption of SFAS No.
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

                                  Page 10 of 24

                  Item 2. Management's Discussion and Analysis
                of Financial Condition and Results of Operations

Financial Condition
-------------------

             There are no unusual changes in the balance sheet accounts during the first nine months of 2002.

             At September 30, 2002, Chemed had approximately $29.2 million of lines of credit with various banks.  In addition to the $15.6 million balance in cash and cash equivalents at September 30, 2002, $52.5 cash was received in October 2002 from the sale of Patient Care.  Management believes its liquidity and sources of capital are satisfactory for the
Company's needs in the foreseeable future.  Proceeds from the sale of
Patient Care will be used for acquisitions and other corporate purposes.

Results of Operations
---------------------

             Data relating to (a) the decrease in service revenues and sales and (b) aftertax earnings/(loss) as a percent of service revenues and sales for each segment are set forth below:

                               Service Revenues                Aftertax Earnings as a % of Revenues
                                and Sales - %                             (Aftertax Margin)
                                                             ----------------------------------------
                                  Decrease                                    2001            2001
                             ------------------
                                2002 vs. 2001                  2002         Reported       Adjusted(a)
                             ------------------              --------       --------       -----------

Three Months Ended
   September 30,
------------------
Roto-Rooter                             (8)%                   6.2%           1.9%             5.9%
Service America                        (12)                    1.1           (1.8)             3.0
          Total                         (9)                    5.2            1.2              5.3

Nine Months Ended
  September 30,
------------------
Roto-Rooter                             (6)%                   6.2%           4.4%             6.5%
Service America                        (12)                    1.2            1.2              3.5
          Total                         (7)                    5.2            3.8              5.9

(a) Adjusted to exclude amortization of goodwill, Roto-Rooter's wage settlement with the Department of Labor, and Service America's impairment loss.

Third Quarter 2002 versus Third Quarter 2001
--------------------------------------------

             Service revenues and sales of the Roto-Rooter segment for the third quarter of 2002 totaled $60,234,000, a decline of 8% versus the
$65,406,000 recorded in the third quarter of 2001.  Revenues of the drain cleaning business and the plumbing services business declined 6%
and 5%, respectively, for the third quarter of 2002, as compared with revenues for 2001.  Each of these businesses' revenues accounts for 44%
and 41%, respectively, of Roto-Rooter's total revenues and sales.   The
aftertax margin of this segment during the third quarter of 2002 was
6.2% as compared with 5.9% on an adjusted basis (excluding the cost of the wage settlement and excluding amortization of goodwill) during the

                                  Page 11 of 24

third quarter of 2001.  Most of this increase is attributable to a higher gross profit margin in the 2002 quarter.

             Service revenues and sales of the Service America segment
declined 12% from $17,198,000 in the third quarter of 2001 to
$15,088,000 in the third quarter of 2002. This decline is attributable to a decline in contract renewals in 2002, lower retail sales in 2002 and the divestment of the Tucson branch in the fourth quarter of 2001.
The aftertax margin of this segment was 1.1% in the third quarter of
2002 as compared with 3.0% on an adjusted basis (excluding goodwill amortization and excluding the Tucson branch closing costs) in the third quarter of 2001.  This decline is attributable to a lower gross profit margin in the 2002 quarter, primarily as the result of higher labor costs (as a percent of revenues) in 2002.

             Income from operations increased from $488,000 in the third quarter of 2001 to $5,743,000 in the third quarter of 2002.  On an adjusted basis, excluding goodwill amortization ($1,026,000), the cost of Roto-Rooter's wage settlement ($3,000,000) and the cost of Service
America's branch closing ($1,031,000), income from operations for 2001 was $5,545,000.  Earnings before interest, taxes, depreciation and amortization before capital gains ("EBITDA") declined from $9,801,000 in the third quarter of 2001 to $9,591,000 in the third quarter of 2002.

             Interest expense declined from $1,373,000 in the third quarter of
2001 to $709,000, as a result of refinancing long-term debt at lower interest rates in December 2001.  Lower debt levels during 2002 also contributed to this decline.

             Other income-net declined from $455,000 in the third quarter of
2001 to $268,000 in the third quarter of 2002 primarily as the result of lower interest rates on invested cash in the third quarter of 2002, as compared with interest rates in 2001.

             The effective income tax rate during the third quarter of 2002 was 36.9% as compared with 27.4% during the third quarter of 2001.
Excluding the amortization of goodwill in 2001, the effective tax rate for the third quarter of 2001 was 43.6%, which is primarily attributable to favorable tax adjustments, the domestic dividend exclusion and a relatively low level of adjusted pretax earnings in the 2001 quarter.

             Income/(loss) from continuing operations increased from a loss of
$512,000 ($.05 per share) in the third quarter of 2001 to income of
$3,178,000 ($.32 per share) in the third quarter of 2002.  Excluding amortization of goodwill ($973,000 aftertax), adjusted income from continuing operations for the third quarter of 2001 was $461,000 ($.05 per share).  If the cost of Roto-Rooter's wage settlement and the cost of Service America's branch closing (a combined aftertax total of
$2,420,000, or $.25 per share) are also excluded from earnings for the third quarter of 2001, adjusted earnings for 2001's third quarter were
$.30 per share.

                                  Page 12 of 24

             Net income increased from $92,000 ($.01 per share) in the third quarter of 2001 to $7,107,000 ($.72 per share) in the third quarter of
2002.  The results for 2002 include discontinued operations of
$3,929,000 ($.40 per share), comprising a tax refund of $2,861,000 related to the sale of The Omnia Group (sold in 1997) and earnings of
$1,068,000 from Patient Care operations (sold in October 2002).  The results for 2001 include discontinued operations of $604,000 ($.06 per share)from the earnings of Patient Care.

Nine Months Ended September 30, 2002 Versus September 30, 2001
--------------------------------------------------------------

             Service revenues and sales of the Roto-Rooter segment for the first nine months of 2002 totaled $188,608,000, a decline of 6% versus the $200,960,000 recorded in the first nine months of 2001.  Revenues of the drain cleaning business and the plumbing services business declined 3% and 6%, respectively, for the first nine months of 2002, as compared with revenues for 2001.  The aftertax margin of this segment during the first nine months of 2002 was 6.2% as compared with 6.5% on an adjusted basis (excluding amortization of goodwill) during the first nine months of 2001.  Most of this decline is attributable to a lower gross profit margin as the result of increased labor costs (as a percent of revenues) in the 2002 period.

             Service revenues and sales of the Service America segment
declined 12% from $52,853,000 in the first nine months of 2001 to
$46,649,000 in the first nine months of 2002.  This decline is attributable to a decline in contract renewals in 2002, lower retail sales in 2002 and the divestment of the Tucson branch in the fourth quarter of 2001.  The aftertax margin of this segment was 1.2% in the first nine months of 2002, as compared with 3.5% on an adjusted basis
(excluding goodwill amortization and excluding the cost of the Tucson branch closing) in the first nine months of 2001.  This decline is attributable to a lower gross profit margin in the 2002 quarter, primarily as the result of higher labor costs (as a percent of revenues) in 2002.

             Income from operations increased from $11,983,000 in the first nine months of 2001 to $15,625,000 in the first nine months of 2002.
On an adjusted basis, excluding:  goodwill amortization in 2001
($3,081,000); the cost of Roto-Rooter's wage settlement; and the cost of the Tucson branch closing; income from operations for the 2001 period was $19,095,000.  The decline in adjusted operating income from
2001 to 2002 is attributable to lower operating profit recorded by both
Roto-Rooter and Service America, partially offset by lower corporate overhead.  For the same reasons, earnings before interest, taxes, depreciation and amortization before capital gains ("EBITDA") declined
12% from $33,263,000 in the first nine months of 2001 to $29,165,000 in the first nine months of 2002.

             Interest expense declined from $4,324,000 in the first nine months of 2001 to $2,245,000, as a result of refinancing long-term debt

                                  Page 13 or 24

at lower interest rates in December 2001.  Lower debt levels during the year 2002 also contributed to this decline.

             Other income-net increased slightly from $3,766,000 in the first nine months of 2001 to $3,810,000 in the first nine months of 2002.

             The effective income tax rate during the first nine months of
2002 was 36.3% as compared with 42.1% during the first nine months of
2001. Excluding the amortization of goodwill in 2001, the effective tax rate for the first nine months of 2001 was 33.8%.  The higher rate in
2002 (versus the adjusted rate in 2001) is primarily attributable to larger favorable tax adjustments in the 2001 period.

             Income from continuing operations increased from $6,137,000
($.63 per share and $.62 per diluted share) in the first nine months of
2001 to $10,428,000 ($1.06 per share) in the first nine months of 2002.
Excluding amortization of goodwill ($2,920,000 aftertax), adjusted income from continuing operations was $9,057,000 ($.93 per share and
$.92 per diluted share) in the first nine months of 2001 as compared with $10,428,000 ($1.06 per share) in the first nine months of 2002. If capital gains ($775,000, or $.08 per share in 2001 and $703,000, or
$.08 per share in 2002), the cost of Roto-Rooter's wage settlement and the cost of Service America's branch closing (combined aftertax total of $2,420,000, or $.25 per share) are also excluded from earnings for the first nine months of the respective years, adjusted earnings for
2001's third quarter were $.98 per share.

             Net income increased from $6,063,000 ($.62 per share) in the first nine months of 2001 to $16,348,000 ($1.66 per share and $1.65 per diluted share) in the first nine months of 2002.  The results for 2002 include discontinued operations of $5,920,000 ($.60 per share and $.59 per diluted share), comprising a tax refund of $2,861,000 related to the sale of The Omnia Group (sold in 1997) and earnings of $3,059,000 from Patient Care operations (sold in October 2002).  The results for
2001 include a net loss on discontinued operations of $74,000 ($.01 per share and nil per diluted share).  Discontinued operations in 2001 include $1,899,000 from the operations of Patient Care, a loss on the sale of Cadre Computer of $1,540,000 and a loss from Cadre Computer operations of $433,000.

Recent Accounting Statements
----------------------------

             In August 2001, the Financial Accounting Standards Board
("FASB") approved the issuance of SFAS No. 143, Accounting for Asset
Retirement Obligations.  It becomes effective for fiscal years beginning after June 15, 2002, and requires recognizing legal obligations associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development or normal operation of a long-lived asset.  Since the Company has no material asset retirement obligations, the adoption of SFAS No. 143 in
2003 will not have a material impact on Chemed's financial statements.

                                  Page 14 of 24

             In April 2002, the FASB approved the issuance of SFAS no. 145,
Recission of FASB Statements No. 4, 44 and 64, Amendment of FASB
Statement No. 13 and Technical Corrections.  It is generally effective for transactions occurring after May 15, 2002.  Its adoption is not expected to have a material impact on Chemed's financial statements.

             In July 2002, the FASB approved the issuance of SFAS No. 146,
Accounting for Costs Associated with Exit or Disposal Activities.
Generally, SFAS No. 146 stipulates that defined exit costs (including restructuring and employee termination costs) are to be recorded on an incurred basis rather than on a commitment basis, as is presently required.  This statement is effective for exit or disposal activities initiated after December 31, 2002.  The Company currently anticipates its adoption in 2003 will not have a material impact on its financial statements

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

                                  Page 15 of 24

                         Item 4. Controls and Procedures

             The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the
Company's Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the
Company's management to allow timely decisions regarding required disclosure.  Management necessarily applies its judgment in assessing the costs and benefits of such controls and procedures which, by their nature, can provide only reasonable assurance regarding management's control objectives.

             Within 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision of the Company's
President and Chief Executive Officer, with the participation of its
Executive Vice President and Treasurer and its Vice President and
Controller, of the effectiveness of the design and operation of the
Company's disclosure controls and procedures pursuant to Exchange Act
Rule 13a-14.  Based upon this evaluation, the Company's President and
Chief Executive Officer, Executive Vice President and Treasurer and
Vice President and Controller concluded the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company and its consolidated subsidiaries required to be included in the Company's Exchange Act reports.  There have been no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

                                  Page 16 of 24

                            PART II OTHER INFORMATION

Item 6.           Exhibits and Reports on Form 8-K

          (a)     Exhibits
                  --------

             Exhibit No.         Description
             -----------         -----------

             99.1                Certification by Kevin J. McNamara pursuant to
                                 Section 906 of The Sarbanes-Oxley Act of 2002.

             99.2                Certification by Timothy S. O'Toole pursuant
                                 to Section 906 of The Sarbanes-Oxley Act of
                                 2002.

             99.3                Certification by Arthur V. Tucker, Jr. pursuant
                                 to Section 906 of The Sarbanes-Oxley Act of
                                 2002.

          (b)     Reports on Form 8-K
                  -------------------

                  A Current Report on Form 8-K, dated October 11, 2002, was
                  filed October 18, 2002.  The report disclosed the October 11,
                  2002 sale of Patient Care, Inc. ("Patient Care"), formerly a wholly owned subsidiary of the Company.  Pro forma financial statements contained therein present the financial position and results of operations of the Company excluding Patient
                  Care as of June 30, 2002, for the six months ended June 30,
                  2002 and 2001, and for the year ended December 31, 2001.

                                                          SIGNATURES

          Pursuant to the requirements of the Securities and Exchange Act of
          1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                      Chemed Corporation
                                                      ------------------
                                                         (Registrant)

Dated:       November 12, 2002                   By   Kevin J. McNamara
             -----------------                        -----------------------
                                                      Kevin J. McNamara
                                                      (President and Chief
                                                      Executive Officer)

Dated:       November 12, 2002                   By   Timothy S. O'Toole
             -----------------                        -----------------------
                                                      Timothy S. O'Toole
                                                      (Executive Vice President and
                                                      Treasurer)

Dated:       November 12, 2002                   By   Arthur V. Tucker, Jr.
             -----------------                        -----------------------
                                                      Arthur V. Tucker, Jr.
                                                      (Vice President and Controller)

                                  Page 17 of 24

       CERTIFICATIONS PURSUANT TO RULE 13A -14 OF THE EXCHANGE ACT OF 1934

I, Kevin J. McNamara, certify that:

          1.  I have reviewed this quarterly report on Form 10-Q of Chemed
          Corporation;

          2.  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

          3.  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations, and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

          4.  The registrant's other certifying officers and I are
          responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-
          14) for the registrant and we have:

             a)  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

             b)  evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date");
             and

             c)  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

          5.  The registrant's other certifying officers and I have
          disclosed, based on our most recent evaluation, to the
          registrant's auditors and the audit committee of registrant's board of directors:

             a)  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                                  Page 18 of 24

             b)  any fraud, whether or not material, that involves management or other employees who have a significant role in the
             registrant's internal controls; and

          6.  The registrant's other certifying officers and I have
          indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weakness.

Date:        November 12, 2002                   Kevin J. McNamara
             -----------------                   -----------------------
                                                 Kevin J. McNamara
                                                 (President and Chief
                                                 Executive Officer)

I, Timothy S. O'Toole, certify that:

          1.  I have reviewed this quarterly report on Form 10-Q of Chemed
          Corporation;

          2.  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

          3.  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations, and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

          4.  The registrant's other certifying officers and I are
          responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-
          14) for the registrant and we have:

             a)  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

             b)  evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date");
             and

                                  Page 19 of 24

             c)  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

          5.  The registrant's other certifying officers and I have
          disclosed, based on our most recent evaluation, to the
          registrant's auditors and the audit committee of registrant's board of directors:

             a)  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

             b)  any fraud, whether or not material, that involves management or other employees who have a significant role in the
             registrant's internal controls; and

          6.  The registrant's other certifying officers and I have
          indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weakness.

Date:        November 12, 2002                   Timothy S. O'Toole
             -----------------                   -----------------------
                                                 Timothy S. O'Toole
                                                 (Executive Vice President and
                                                 Treasurer)

I, Arthur V. Tucker, Jr., certify that:

          1.  I have reviewed this quarterly report on Form 10-Q of Chemed
          Corporation;

          2.  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

          3.  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations, and cash flows of the registrant as of, and for, the periods presented in this quarter report;

                                  Page 20 of 24

          4.  The registrant's other certifying officers and I are
          responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-
          14) for the registrant and we have:

             a)  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

             b)  evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date");
             and

             c)  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

          5.  The registrant's other certifying officers and I have
          disclosed, based on our most recent evaluation, to the
          registrant's auditors and the audit committee of registrant's board of directors:

             a)  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

             b)  any fraud, whether or not material, that involves management or other employees who have a significant role in the
             registrant's internal controls; and

          6.  The registrant's other certifying officers and I have
          indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weakness.

Date:        November 12, 2002                   Arthur V. Tucker, Jr.
             -----------------                   --------------------------
                                                 Arthur V. Tucker, Jr.
                                                 (Vice President and
                                                 Controller)

                                  Page 21 of 24

                                                                    EXHIBIT 99.1

                       CERTIFICATION BY KEVIN J. MCNAMARA
           PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002.

Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, the
undersigned, as President and Chief Executive Officer of Chemed
Corporation ("Company"), does hereby certify that:

          1)      the Company's Quarterly Report of Form 10-Q for the quarter ending September 30, 2002 ("Report"), fully complies with the requirements of Section 13(a) or 15(d) of the Securities
                  Exchange Act of 1934; and

          2)      the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated:       November 12, 2002                   By:  Kevin J. McNamara
             -----------------                        -----------------------
                                                      Kevin J. McNamara
                                                      (President and Chief
                                                      Executive Officer)

                                  Page 22 of 24

                                                                    EXHIBIT 99.2

                       CERTIFICATION BY TIMOTHY S. O'TOOLE
           PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002.

Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, the
undersigned, as Executive Vice President and Treasurer of Chemed
Corporation ("Company"), does hereby certify that:

          1)      the Company's Quarterly Report of Form 10-Q for the quarter ending September 30, 2002 ("Report"), fully complies with the requirements of Section 13(a) or 15(d) of the Securities
                  Exchange Act of 1934; and

          2)      the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated:       November 12, 2002                   By   Timothy S. O'Toole
             -----------------                        -----------------------
                                                      Timothy S. O'Toole
                                                      (Executive Vice President and
                                                      Treasurer)

                                  Page 23 of 24

                                                                    EXHIBIT 99.3

                     CERTIFICATION BY ARTHUR V. TUCKER, JR.
           PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002.

Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, the
undersigned, as Vice President and Controller of Chemed Corporation
("Company"), does hereby certify that:

          1)      the Company's Quarterly Report of Form 10-Q for the quarter ending September 30, 2002 ("Report"), fully complies with the requirements of Section 13(a) or 15(d) of the Securities
                  Exchange Act of 1934; and

          2)      the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated:       November 12, 2002                   By   Arthur V. Tucker, Jr.
             -----------------                        -----------------------
                                                      Arthur V. Tucker, Jr.
                                                      (Vice President and Controller)

                                  Page 24 of 24