Form 10-K
period 2002-12-31
CHEMED CORP
filed 2003-03-28
CIK 19584

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2002

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
                                              ---     ---
         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K. Yes  X   No
                                 ---     ---

         Indicate by check mark whether the registrant is an accelerated filer
(as defined in Rule 12b-2 of the Act). Yes  X   No
                                           ---     ---

         The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the average bid and asked price of said stock on the New York Stock Exchange - Composite Transaction Listing on June 28, 2002 ($37.02 per share), was $354,574,950.

         At March 21, 2003, 9,901,179 shares of Chemed Corporation Capital Stock (par value $1 per share) were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE


         DOCUMENT                                               WHERE INCORPORATED
         --------                                               ------------------
2002 Annual Report to Stockholders (Specified Portions)         Parts I, II and IV
Proxy Statement for Annual Meeting to be held May 19, 2003      Part III


                               CHEMED CORPORATION

                          2002 FORM 10-K ANNUAL REPORT

                                Table of Contents


                                                                                                                Page

                                     PART I

Item 1.     Business...............................................................................................1
Item 2.     Properties.............................................................................................5
Item 3.     Legal Proceedings......................................................................................7
Item 4.     Submission of Matters to a Vote of Security Holders....................................................7
 --         Executive Officers of the Registrant...................................................................7


                                     PART II

Item 5.     Market for the Registrant's Common Equity and Related
            Stockholder Matters....................................................................................8
Item 6.     Selected Financial Data................................................................................9
Item 7.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations....................................................................9
Item 7A.    Quantitative and Qualitative Disclosures About Market Risk.............................................9
Item 8.     Financial Statements and Supplementary Data............................................................9
Item 9.     Changes in and Disagreements with Accountants on
            Accounting and Financial Disclosure....................................................................9


                                    PART III

Item 10.    Directors and Executive Officers of the Registrant....................................................10
Item 11.    Executive Compensation................................................................................11
Item 12.    Security Ownership of Certain Beneficial Owners and
            Management............................................................................................11
Item 13.    Certain Relationships and Related Transactions........................................................11
Item 14.    Controls & Procedures.................................................................................11


                                     PART IV

Item 15.    Exhibits, Financial Statement Schedule and Reports
            on Form 8-K...........................................................................................11


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

         On December 21, 1992, the Company acquired The Veratex Corporation and related businesses ("Veratex Group") from Omnicare, Inc. The purchase price was $62,120,000 in cash paid at closing, plus a post-closing payment of $1,514,000 (paid in April 1993) based on the net assets of Veratex.

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

         Effective October 11, 2002, the Company sold its Patient Care, Inc. subsidiary ("Patient Care") to an investor group that included Schroder Ventures Life Sciences Group, Oak Investment Partners, Prospect Partners and Salix Ventures. Patient Care provides home-healthcare services primarily in the New York-New Jersey-Connecticut area. The cash proceeds to the Company total $57,500,000, of which $5,000,000 was placed in escrow pending settlement of Patient Care's receivables with third-party payers. Of this amount, $2,500,000 is to be evaluated and distributed as of October 2003 and $2,500,000 as of

October 2004. Also, the Company estimates that the purchaser owes an additional $1,251,000 based on the value of Patient Care's balance sheet on the date of sale. The final value of this adjustment is to be determined in 2003. In addition, the Company received a senior subordinated note receivable ("Note") for $12,500,000 and a common stock purchase warrant ("Warrant") for 2% of the outstanding stock of the purchasing company. The Note is due October 11, 2007, and bears interest at the annual rate of 7.5% through September 30, 2004, 8.5% from October 1, 2004, through September 30, 2005, and 9.5% thereafter. The Warrant has an estimated fair value of $1,445,000.

         The Company now conducts its business operations in two segments:
Roto-Rooter Group ("Roto-Rooter") and Service America Systems, Inc. ("Service America").


FORWARD LOOKING STATEMENTS

         This Annual Report contains or incorporates by reference certain forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Chemed intends such statements to be subject to the safe harbors created by that legislation. Such statements involve risks and uncertainties that affect Chemed's results of operations.


FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

         The required segment and geographic data for the Company's continuing operations (as described below) for the three years ended December 31, 2000, 2001 and 2002 are shown in the "Segment Data" on pages 28 and 29 of the 2002 Annual Report to Stockholders and are incorporated herein by reference.


DESCRIPTION OF BUSINESS BY SEGMENT

         The information called for by this item is included within Note 2 of the Notes to Financial Statements appearing on page 16 of the 2002 Annual Report to Stockholders and is incorporated herein by reference.


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


RAW MATERIALS

         The principal raw materials needed for Chemed's United States manufacturing operations are purchased from United States sources. No segment of Chemed experienced any material raw material shortages during 2002, although such shortages may occur in the future. Products manufactured and sold by Chemed's active business segments generally may be reformulated to avoid the adverse impact of a specific raw material shortage.


PATENTS, SERVICE MARKS AND LICENSES

         The Roto-Rooter(R) trademarks and service marks have been used and advertised since 1935 by Roto-Rooter Corporation, a wholly owned subsidiary of Roto-Rooter, Inc., a 100 percent-owned subsidiary of the Company. The Roto-Rooter(R) marks are among the most highly recognized trademarks and service marks in the United States. Chemed considers the Roto-Rooter(R) marks to be a valuable asset and a significant factor in the marketing of Roto-

Rooter's franchises, products and services and the products and services provided by its franchisees. Chemed and its subsidiaries also own certain trade secrets including training manuals, pricing information, customer information, and software source codes.


COMPETITION

                                   ROTO-ROOTER

         All aspects of the sewer, drain, and pipe cleaning, HVAC services and plumbing repair businesses are highly competitive. Competition is, however, fragmented in most markets with local and regional firms providing the primary competition. The principal methods of competition are advertising, range of services provided, name recognition, speed and quality of customer service, service guarantees, and pricing.

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

ENVIRONMENTAL MATTERS

         Roto-Rooter's operations are subject to various federal, state, and local laws and regulations regarding environmental matters and other aspects of the operation of a sewer and drain cleaning, HVAC and plumbing services business. For certain other activities, such as septic tank and grease trap pumping, Roto-Rooter is subject to state and local environmental health and sanitation regulations. Service America's operations are also subject to various federal, state and local laws and regulations regarding environmental matters and other aspects of the operation of a HVAC and appliance repair and maintenance service industry.

         At December 31, 2002, the Company's accrual for its estimated liability for potential environmental cleanup and related costs arising from the sale of DuBois Chemcials Inc. ("Dubois") amounted to $2,093,000. Of this balance, $1,043,000 is included in other liabilities and $1,050,000 is included in other current liabilities. The Company is contingently liable for additional DuBois-related environmental cleanup and related costs up to a maximum of $18,013,000. On the basis of a continuing evaluation of the Company's potential liability, management believes that it is not probable this additional liability will be paid. Accordingly, no provision for this contingent liability has been recorded. Although it is not presently possible to reliably project the timing of payments related to the Company's potential liability for environmental costs, management believes that any adjustments to its recorded liability will not materially adversely affect its financial position or results of operations.

         Chemed, to the best of its knowledge, is currently in compliance in all material respects with the environmental laws and regulations affecting its operations. Such environmental laws, regulations and enforcement proceedings have not required Chemed to make material increases in or modifications to its capital expenditures and they have not had a material adverse effect on sales or net income. Capital expenditures for the purposes of complying with environmental laws and regulations during 2003 and 2004 with respect to continuing operations are not expected to be material in amount; there can be no assurance, however, that presently unforeseen legislative or enforcement actions will not require additional expenditures.


EMPLOYEES

         On December 31, 2002, Chemed had a total of 3,335 employees.


AVAILABLE INFORMATION

         The Company's internet address is www.chemed.com. The Company's annual report on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act are electronically available through the Company's website as soon as reasonably practicable after such reports are filed with, or furnished to, the SEC.


ITEM 2.     PROPERTIES

         Chemed has plants and offices in various locations in the United States. The major facilities operated by Chemed are listed below by industry segment. All "owned" property is held in fee and is not subject to any major encumbrance. Except as otherwise shown, the leases have terms ranging from one year to sixteen years. Management does not foresee any difficulty in renewing or replacing the remainder of its current leases. Chemed considers all of its major operating properties to be maintained in good operating condition and to be generally adequate for present and anticipated needs.



    LOCATION                        TYPE                                      OWNED                       LEASED
    --------                        ----                                      -----                       ------
                                                  ROTO-ROOTER GROUP

Cincinnati, OH                Office and service                            22,000 sq. ft.              44,000 sq. ft.
                              facilities



    LOCATION                        TYPE                                      OWNED                       LEASED
    --------                        ----                                      -----                       ------
                                                   ROTO-ROOTER GROUP

West Des Moines,              Office, manufacturing and                     29,000 sq. ft.                 --
IA                            distribution center facilities

Northeastern                  Office and service                            31,000 sq. ft.              58,000 sq. ft.
U.S. Area (1)                 facilities

Central U.S.                  Office and service                            35,000 sq. ft.              74,000 sq. ft.
Area (2)                      facilities

Southern U.S.                 Office and service                            25,000 sq. ft.              83,000 sq. ft.
Area (3)                      facilities

Western                       Office and service                            19,000 sq. ft.              86,000 sq. ft.
U.S. Area (4)                 facilities

                                                         SERVICE AMERICA

Florida (5)                   Office and service                            67,000 sq. ft.              21,000 sq. ft.
                              facilities

Arizona (6)                   Office and service                                 --                     10,000 sq. ft.
                              facilities

                                                            CORPORATE

Cincinnati, OH (7)            Corporate offices and                         8,000 sq. ft.               41,000 sq. ft.
                              related facilities


-------------------

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

(3) Comprising locations in Atlanta, Decatur, Newnan and Kennesaw, Georgia; Birmingham, Alabama; Ft. Lauderdale, Jacksonville, Miami, Orlando, Longwood, Medley, Tampa and Daytona Beach, Florida; and Houston, San Antonio and Austin, Texas.

(4) Comprising locations in St. Paul, Minneapolis and Oakdale, Minnesota; Addison, Thornton, Schaumburg and Glenview, Illinois; St. Louis, Missouri; Commerce City, Colorado; Honolulu, Hawaii; Menlo Park, California; Seattle, Tacoma and Bremerton, Washington; and Las Vegas, Nevada.

(5) Comprising locations in Pompano Beach, Miami, Fort Myers, Orlando, Deerfield Beach, Jupiter, Tampa and Delray Beach, Florida.

(6) Comprising location in Phoenix, Arizona. Excludes 6,000 square feet in Tucson, Arizona sublet to outside party.

(7) Excludes 69,000 square feet in current Cincinnati, Ohio office facilities that are sublet to outside parties.

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

         On April 5, 2002 Michael Linn, an attorney, filed a class action complaint against the Company in the Court of Common Pleas, Cuyahoga County, Ohio. He alleges Roto-Rooter Services Company's miscellaneous parts charge, ranging from $4.95 to 12.95 per job, violates the Ohio Consumer Sales Practices Act. The Company contends that the charge, which is included within the estimate approved by its customers, is a fully disclosed component of its pricing. On February 25, 2003 the trial court certified a class of customers who paid the charge from October 1999 to July 2002. The Company is appealing this order and believes the ultimate disposition of this lawsuit will not have a material effect on its financial position.

         The District Attorney of Suffolk County, New York is contemplating legal proceedings against Roto-Rooter Services Company, an indirect subsidiary of the Company, arising out of the disposal of restaurant grease trap waste, originating in adjacent Nassau County, in Suffolk County disposal sites. The Company believes the disposition of this matter will not have a material effect on its financial position.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

              None.


EXECUTIVE OFFICERS OF THE COMPANY



       NAME         AGE            OFFICE                                        FIRST ELECTED
------------------  ---  ------------------------------------                    ---------------

Edward L. Hutton    83        Chairman                                          November 3, 1993 (1)
Kevin J. McNamara   49        President and Chief Executive Officer             August 2, 1994 (2)
Timothy S. O'Toole  47        Executive Vice President and                      May 18, 1992 (3)
                                       Treasurer
Spencer S. Lee      47        Executive Vice President                          May 15, 2000 (4)
Sandra E. Laney     59        Executive Vice President and Chief                November 3, 1993 (5)
                                       Administrative Officer
Arthur V. Tucker,   53        Vice President and Controller                     May 20, 1991 (6)
Jr.

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

(4) Mr. Lee is an Executive Vice President of the Company and has held this position since May 15, 2000. Mr. Lee is also Chairman and Chief Executive Officer of Roto-Rooter, Inc., a wholly owned subsidiary of the Company ("Roto-Rooter"), and has held this position since January 1999. Previously, he served as a Senior Vice President of Roto-Rooter Services Company from May 1997 to January 1999.

(5) Ms. S. E. Laney retired as an Executive Vice President and the Chief Administrative Officer of the Company on March 1, 2003, having held these positions since May 2001 and May 1991, respectively. Previously, from November 1993 to May 2001, she held the position of Senior Vice President of the Company.

(6) Mr. A. V. Tucker, Jr. is a Vice President and Controller of the Company and has held these positions since February 1989. From May 1983 to February 1989, he held the position of Assistant Controller of the Company.

         Each executive officer holds office until the annual election at the next annual organizational meeting of the Board of Directors of the Company which is scheduled to be held on May 19, 2003.


                                     PART II

ITEM 5.        MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
               STOCKHOLDER MATTERS

         The Company's Capital Stock (par value $1 per share) is traded on the New York Stock Exchange under the symbol CHE. The range of the high and low sale prices on the New York Stock Exchange and dividends paid per share for each quarter of 2001 and 2002 are set forth below.



                                                        CLOSING
                                                                                    DIVIDENDS PAID
                                               HIGH                 LOW               PER SHARE
                ---------------------------------------------------------------------------------

                2002
                ----

                First Quarter                 $38.30                $33.52                 $.11
                Second Quarter                 39.35                 38.60                  .11
                Third Quarter                  37.04                 29.85                  .11
                Fourth Quarter                 37.84                 29.65                  .12

                2001
                ----

                First Quarter                 $39.00                $33.00                 $.11
                Second Quarter                 38.50                 30.90                  .11
                Third Quarter                  36.10                 26.70                  .11
                Fourth Quarter                 34.00                 27.75                  .11

       Future dividends are necessarily dependent upon the Company's earnings and financial condition, compliance with certain debt covenants and other factors not presently determinable.

       The information called for by this Item with respect to the Company's Capital Stock authorized under the Company's stock incentive plans is set forth on page 26 of the 2002 Annual Report to Stockholders and is incorporated herein by reference.

       As of March 21, 2003, there were approximately 3,567 stockholders of record of the Company's Capital Stock. This number only includes stockholders of record and does not include stockholders with shares beneficially held in nominee name or within clearinghouse positions of brokers, banks or other institutions.


ITEM 6.  SELECTED FINANCIAL DATA

       The information called for by this Item for the five years ended December 31, 2002 is set forth on pages 30 and 31 of the 2002 Annual Report to Stockholders and is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The information called for by this Item is set forth on pages 34 through 39 of the 2002 Annual Report to Stockholders and is incorporated herein by reference.


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company has an insignificant number of financial instruments held for trading purposes and does not hedge any of its market risks with derivative instruments.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The consolidated financial statements, together with the report thereon of PricewaterhouseCoopers LLP dated February 7, 2003, appearing on pages 9 through 14 of the 2002 Annual Report to Stockholders, along with the Supplementary Data (Unaudited Summary of Quarterly Results) appearing on page 33, are incorporated herein by reference.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.


                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The directors of the Company are:

  Edward L. Hutton                         Sandra E. Laney
  Kevin J. McNamara                        Spencer S. Lee
  Rick L. Arquilla                         John M. Mount
  Charles H. Erhart, Jr.                   Timothy S. O'Toole
  Joel F. Gemunder                         Donald E. Saunders
  Patrick P. Grace                         George J. Walsh III
  Thomas C. Hutton                         Frank E. Wood
  Walter L. Krebs

         Except for Messrs. Arquilla, Krebs, Lee and Mount, the additional information required under this Item with respect to the directors and executive officers is set forth in the Company's 2003 Proxy Statement and in Part I hereof under the caption "Executive Officers of the Registrant" and is incorporated herein by reference. The additional information with respect to Messrs. Arquilla, Krebs, Lee and Mount is set forth below:

         Mr. Arquilla, who is 49 years old, is President and Chief Operating Officer of Roto-Rooter Services Company, an indirectly wholly owned subsidiary of the Company, and has held this position since January 1999. He served as Senior Vice Presidet of Rooter Services Company, from May 1997 to January 1999. He has served as a director since May 1999.

         Mr. Krebs, who is 70 years old, retired as Senior Vice President-Finance, Chief Financial Officer and Treasurer of Service America Systems, Inc., a wholly owned subsidiary of the Company ("Service America"), in July 1999, having held that position since October 1997. Previously, he was a Director-Financial Services of DiverseyLever, Inc. (formerly known as Diversey Corporation), Detroit, Michigan (specialty chemicals) ("Diversey") from April 1991 to April 1996. Previously, from January 1990 to April 1991, he was a Senior Vice President and the Chief Financial Officer of the Company's then wholly owned subsidiary, DuBois Chemicals, Inc. ("DuBois"). He has served as a director from May 1989 to April 1991 and since May 1995.

         Mr. Lee, who is 47 years old, is an Executive Vice President of the Company and has held this position since May 2000. He is also Chairman and Chief Executive Officer of Roto-Rooter, Inc., a wholly owned subsidiary of the Company ("Roto-Rooter"), and has held this position since January 1999. Previously, he served as a Senior Vice President of Roto-Rooter Services Company from May 1997 to January 1999. He has served as a director since May 1999.

         Mr. Mount, who is 61 years old, is a Vice President of the Company and has held this position since November 1997. He is also President and Chief Executive Officer of Service America and has held these positions since October 1997. Previously, he was a Principal of Lynch-Mount Associates, Cincinnati, Ohio (management consulting), from November 1993 to October 1997. From April 1991 to November 1993, Mr. Mount was Senior Vice President of Diversey and President of Diversey's DuBois Industrial division. Previously, from May 1989 to April 1991, Mr. Mount was an Executive Vice President of the Company and President of DuBois. He held the latter position from September 1986 to April 1991. He has served as a director from May 1986 to April 1991 and since February 1994.


ITEM 11. EXECUTIVE COMPENSATION

         Information required under this Item is set forth in the Company's 2003 Proxy Statement, which is incorporated herein by reference.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Information required under this Item is set forth in the Company's 2003 Proxy Statement, which is incorporated herein by reference.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Information required under this Item is set forth in the Company's 2003 Proxy Statement, which is incorporated herein by reference.


ITEM 14. CONTROLS AND PROCEDURES

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

         Within 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision of the Company's President and Chief Executive Officer, with the participation of its Executive Vice President and Treasurer and its Vice President and Controller, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon this evaluation, the Company's President and Chief Executive Officer, Executive Vice President and Treasurer and Vice President and Controller concluded the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company and its consolidated subsidiaries required to be included in the Company's Exchange Act reports. There have been no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of this evaluation.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K


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

   10.2        Stock Purchase Agreement between Omnicare, Inc. and Chemed Corporation, dated as of August 5, 1992.*

   10.3        Agreement and Plan of Merger among National Sanitary Supply Company, Unisource Worldwide, Inc. and TFBD, Inc. dated as of August 11, 1997.*

   10.4        Stock Purchase Agreement dated as of May 8, 2002 by and between PCI Holding Corp. and Chemed Corporation. *

   10.5        Amendment No. 1 to Stock Purchase Agreement dated as of October 11, 2002 by and among PCI Holding Corp., PCI-A
               Holding Corp. and Chemed Corporation. *

   10.6        Senior Subordinated Promissory Note dated as of October 11, 2002 by and among PCI Holding Corp. and Chemed
               Corporation. *

   10.7        Common Stock Purchase Warrant dated as of October 11, 2002 by and between PCI Holding Corp. and Chemed Corporation. *

   10.8        1981 Stock Incentive Plan, as amended through May 20, 1991.*,**

   10.9        1983 Incentive Stock Option Plan, as amended through May 20, 1991.*,**

   10.10       1986 Stock Incentive Plan, as amended through May 20, 1991.*,**

   10.11       1988 Stock Incentive Plan, as amended through May 20, 1991.*,**

   10.12       1993 Stock Incentive Plan.*,**

   10.13       1995 Stock Incentive Plan.*,**

   10.14       1997 Stock Incentive Plan.*,**

   10.15       1999 Stock Incentive Plan.*,**

   10.16       1999 Long-Term Employee Incentive Plan as amended through May 20, 2002.**

   10.17       2002 Stock Incentive Plan.**

   10.18       2002 Executive Long-Term Incentive Plan.**

   10.19       Employment Contracts with Executives.*,**



   10.20       Amendment to Employment Agreements with Kevin J. McNamara, Thomas C. Hutton and Sandra E. Laney dated
               August 7, 2002.**

   10.21       Amendment to Employment Agreements with Timothy S. O'Toole and Arthur V. Tucker dated August 7, 2002.**

   10.22       Amendment to Employment Agreements with Spencer S. Lee and Rick L. Arquilla dated August 7, 2002.**

   10.23       Amendment No. 4 to Employment Agreement with John M. Mount dated August 7, 2002.**

   10.24       Amendment to Employment Agreements with Executives dated January 1, 2002.*, **

   10.25       Employment Contract with John M. Mount.*, **

   10.26       Consulting Agreement between Timothy S. O'Toole and PCI Holding Corp. effective October 11, 2002.**

   10.27       Amendment No. 16 to Employment Agreement with Sandra E. Laney dated March 1, 2003.**

   10.28       Excess Benefits Plan, as restated and amended, effective April 1, 1997.*,**

   10.29       Non-Employee Directors' Deferred Compensation Plan.*,**

   10.30       Chemed/Roto-Rooter Savings & Retirement Plan, effective January 1, 1999.*,**

   10.31       First Amendment to Chemed/Roto-Rooter Savings & Retirement Plan, effective September 6, 2000.*, **

   10.32       Second Amendment to Chemed/Roto-Rooter Savings & Retirement Plan, effective January 1, 2001.*, **

   10.33       Third Amendment to Chemed/Roto-Rooter Savings & Retirement Plan, effective December 12, 2001.*, **

   10.34       Stock Purchase Agreement by and Among Banta Corporation, Chemed Corporation and OCR Holding Company as of September
               24, 1997.*

   10.35       Directors Emeriti Plan.*,**

   10.36       Second Amendment to Split Dollar Agreement with Executives.*,**

   10.37       Split Dollar Agreement with Sandra E. Laney.*,**

   10.38       Split Dollar Agreement with Executives.*,**

   10.39       Split Dollar Agreement with Edward L. Hutton.*,**

   10.40       Split Dollar Agreement with John M. Mount.*,**

   10.41       Split Dollar Agreement with Spencer S. Lee.*,**

   10.42       Split Dollar Agreement with Rick L. Arquilla.*,**

   10.43       Form of Promissory Note under the Executive Stock Purchase Plan.**

   10.44       Promissory Note under the Executive Stock Purchase Plan with Kevin J. McNamara.**

   10.45       Roto-Rooter Deferred Compensation Plan No. 1, as amended January 1,1998.*,**



   10.46       Roto-Rooter Deferred Compensation Plan No. 2.*,**

   13.         2002 Annual Report to Stockholders.

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


FINANCIAL STATEMENT SCHEDULE

         See Index to Financial Statements and Financial Statement Schedule on page S-1.


REPORTS ON FORM 8-K

         The Company filed a Form 8-K dated October 18, 2002 with respect to its October 11, 2002 sale of Patient Care, Inc. ("Patient Care"), formerly a wholly owned subsidiary of the Company. Pro forma financial statements contained therein present the financial position and results of operations of the Company excluding Patient Care as of June 30, 2002, for the six months ended June 30, 2002 and 2001, and for the year ended December 31, 2001.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  CHEMED CORPORATION

March 28, 2003                    By   /s/ Kevin J. McNamara
                                     ---------------------------
                                     Kevin J. McNamara
                                     President and Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



              SIGNATURE                                  TITLE                                            DATE
--------------------------------------- -----------------------------------------                 -----------------------
                                                                                      -----|
/s/Kevin J. McNamara                    President and Chief Executive Officer              |
----------------------                  and a Director (Principal Executive                |
Kevin J. McNamara                       Officer)                                           |
                                                                                           |
/s/Timothy S. O'Toole                   Executive Vice President and Treasurer             |
----------------------                  and a Director                                     |
Timothy S. O'Toole                      (Principal Financial Officer)                      |
                                                                                           |
/s/Arthur V. Tucker, Jr.                Vice President and Controller                      |           March 28, 2003
------------------------                (Principal Accounting                              |
Arthur V. Tucker, Jr.                   Officer)                                           |
                                                              -----|                       |
Edward L. Hutton*                       Sandra E. Laney*           |                       |
Rick L. Arquilla*                       Spencer S. Lee*            |                       |
Charles H. Erhart, Jr.*                 John M. Mount*             |                       |
Joel F. Gemunder*                       Donald E. Saunders*        |                       |
Patrick P. Grace*                       George J. Walsh III*       |       --Directors     |
Thomas C. Hutton*                       Frank E. Wood*             |                       |
Walter L. Krebs*                                              -----|                  -----|


----------------

* Naomi C. Dallob by signing her name hereto signs this document on behalf of each of the persons indicated above pursuant to powers of attorney duly executed by such persons and filed with the Securities and Exchange Commission.

   March 28, 2003                              /s/ Naomi C. Dallob
-----------------------                        --------------------------------
         Date                                  Naomi C. Dallob
                                               (Attorney-in-Fact)
       CERTIFICATIONS PURSUANT TO RULE 13A-14 OF THE EXCHANGE ACT OF 1934

I, Kevin J. McNamara, certify that:

         1. I have reviewed this annual report on Form 10-K of Chemed
         Corporation;

         2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

         3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations, and cash flows of the registrant as of, and for, the periods presented in this annual report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

            a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

            b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

            c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors:

            a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

            b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date:    March 28, 2003             /s/ Kevin J. McNamara
                                    -----------------------------------
                                    Kevin J. McNamara
                                    (President & Chief Executive Officer)


I, Timothy S. O'Toole, certify that:

         1. I have reviewed this annual report on Form 10-K of Chemed
         Corporation;

         2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

         3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations, and cash flows of the registrant as of, and for, the periods presented in this annual report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

            a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

            b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

            c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors:

            a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

            b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:    March 28, 2003              /s/ Timothy S. O'Toole
                                    --------------------------
                                    Timothy S. O'Toole
                                    (Executive Vice President and Treasurer)


I, Arthur V. Tucker, Jr., certify that:

         1. I have reviewed this annual report on Form 10-K of Chemed
         Corporation;

         2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

         3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations, and cash flows of the registrant as of, and for, the periods presented in this annual report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

            a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

            b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

            c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors:

            a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

            b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:    March 28, 2003             /s/ Arthur V. Tucker, Jr.
                                    -----------------------------------
                                    Arthur V. Tucker, Jr.
                                    (Vice President and Controller)

                   CHEMED CORPORATION AND SUBSIDIARY COMPANIES

         INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

                               2000, 2001 AND 2002

CHEMED CORPORATION CONSOLIDATED FINANCIAL                       PAGE(S)
  STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

    Report of Independent Accountants.................................9*
    Consolidated Statement of Operations.............................10*
    Consolidated Balance Sheet.......................................11*
    Consolidated Statement of Changes in Stockholders' Equity........12-13*
    Consolidated Statement of Comprehensive Income...................12*
    Consolidated Statement of Cash Flows.............................14*
    Notes to Financial Statements....................................15-27*
    Segment Data.....................................................28-29*

    Report of Independent Accountants on Financial Statement
      Schedule.......................................................S-2
    Schedule II -- Valuation and Qualifying Accounts.................S-3-S-4

* Indicates page numbers in Chemed Corporation 2002 Annual Report to
  Stockholders.

    The consolidated financial statements of Chemed Corporation listed above, appearing in the 2002 Annual Report to Stockholders, are incorporated herein by reference. The Financial Statement Schedule should be read in conjunction with the consolidated financial statements listed above. Schedules not included have been omitted because they are not applicable or the required information is shown in the financial statements or notes thereto as listed above.

                        REPORT OF INDEPENDENT ACCOUNTANTS
                         ON FINANCIAL STATEMENT SCHEDULE


TO THE BOARD OF DIRECTORS
OF CHEMED CORPORATION


OUR AUDITS OF THE CONSOLIDATED FINANCIAL STATEMENTS REFERRED TO IN OUR REPORT DATED FEBRUARY 7, 2003 APPEARING ON PAGE 9 OF THE 2002 ANNUAL REPORT TO STOCKHOLDERS OF CHEMED CORPORATION (WHICH REPORT AND CONSOLIDATED FINANCIAL STATEMENTS ARE INCORPORATED BY REFERENCE IN THIS ANNUAL REPORT ON FORM 10-K) ALSO INCLUDED AN AUDIT OF THE FINANCIAL STATEMENT SCHEDULE LISTED IN THE INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE ON PAGE S-1. IN OUR OPINION, THE FINANCIAL STATEMENT SCHEDULE PRESENTS FAIRLY, IN ALL MATERIAL RESPECTS, THE INFORMATION SET FORTH THEREIN WHEN READ IN CONJUNCTION WITH THE RELATED CONSOLIDATED FINANCIAL STATEMENTS.


/S/ PRICEWATERHOUSECOOPERS LLP
------------------------------
PRICEWATERHOUSECOOPERS LLP
CINCINNATI, OHIO
FEBRUARY 7, 2003

                                                                     SCHEDULE II

                   CHEMED CORPORATION AND SUBSIDIARY COMPANIES
                        VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)
                                     DR/(CR)

                                                     ADDITIONS
                                               ---------------------
                                               (CHARGED)   (CHARGED)    APPLICABLE
                                               CREDITED     CREDITED        TO
                                  BALANCE AT   TO COSTS     TO OTHER     COMPANIES                   BALANCE
                                  BEGINNING      AND        ACCOUNTS     ACQUIRED      DEDUCTIONS     AT END
DESCRIPTION                       OF PERIOD    EXPENSES        (a)        IN PERIOD         (b)      OF PERIOD
-------------------------------------------------------------------------------------------------------------
Allowances for doubtful
accounts (d)

  For the year 2002.........     $ (4,091)     $(1,808)     $   -        $     -        $ 2,590     $ (3,309)
                                 =========     ========     ========     =========      =======     =========

  For the year 2001.........     $ (3,637)     $(2,866)     $   -        $     -        $ 2,412     $ (4,091)
                                 =========     ========     ========     =========      =======     =========

  For the year 2000.........     $ (2,854)     $(2,236)     $   -        $     -        $ 1,453     $ (3,637)
                                 =========     ========     ========     =========     ========     =========





Allowances for doubtful
accounts - notes
receivable (e)

  For the year 2002.........     $   (900)     $   478      $   -        $   -         $           $   (422)
                                 =========     ========     ========     =========     =======     =========

  For the year 2001.........     $    (23)     $  (900)     $   -        $   -         $   23      $   (900)
                                 =========     ========     ========     =========     =======     =========

  For the year 2000.........     $    (23)     $   -        $   -        $   -         $    -      $    (23)
                                 =========     ========     ========     =========     =======     =========

                                               (CHARGED)    (CHARGED)   APPLICABLE
                                               CREDITED     CREDITED         TO
                                  BALANCE AT   TO COSTS     TO OTHER     COMPANIES                  BALANCE
                                  BEGINNING       AND       ACCOUNTS     ACQUIRED      DEDUCTIONS    AT END
DESCRIPTION                       OF PERIOD    EXPENSES(a)    (b)        IN PERIOD         (c)      OF PERIOD
-------------------------------------------------------------------------------------------------------------
Valuation allowance for
available-for-sale securities

  For the year 2002.........     $   6,483     $(1,200)     $     326     $   -         $ (1,141)    $  4,468
                                 =========     ========     =========     =========     =========    ========

  For the year 2001.........     $   4,980     $   -        $   2,496     $   -         $   (993)    $  6,483
                                 =========     ========     =========     =========     =========    ========

  For the year 2000.........     $   5,220     $   -        $   3,159     $   -         $ (3,399)    $  4,980
                                 =========     ========     =========     =========     =========    ========

-------------------------

(a) With respect to the valuation allowance for available-for-sale securities, amounts charged to cost and expenses in 2002 comprise a write down for investment impairment.
(b) With respect to the valuation allowance for available-for-sale securities, amounts charged or credited to other accounts comprise net unrealized holding gains arising during the period.
(c) With respect to allowances for doubtful accounts, deductions include accounts considered uncollectible or written off, payments, companies divested, etc. with respect to valuation allowance for available-for-sale securities, deductions comprise net realized gains on sales of investments.
(d) Classified in consolidated balance sheet as a reduction of accounts receivable.
(e) Classified in consolidated balance sheet as a reduction of other assets.

                                INDEX TO EXHIBITS


                                                                               PAGE NUMBER
                                                                                    OR
                                                                       INCORPORATION BY REFERENCE
                                                                   ----------------------------------
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

10.2             Stock Purchase Agreement between                   Form 10-K                    5
                 Omnicare, Inc. and Chemed                          3/25/93
                 Corporation dated as of August 5,
                 1992

10.3             Agreement and Plan of Merger                       Form 8-K                     1
                 among National Sanitary                            10/13/97
                 Supply Company, Unisource
                 Worldwide, Inc. and TFBD, Inc.

10.4             Stock Purchase Agreement dated                     Form 8-K                     2.1
                 as of May 8, 2002 by and between                   10/11/02
                 PCI Holding Corp. and Chemed
                 Corporation


                                                                              PAGE NUMBER
                                                                                   OR
                                                                      INCORPORATION BY REFERENCE
                                                                   ----------------------------------
EXHIBIT                                                            FILE NO. AND             PREVIOUS
NUMBER                                                             FILING DATE             EXHIBIT NO.
-------                                                            ------------           -----------

10.5             Amendment No. 1 to Stock Purchase                  Form 8-K                     2.2
                 Agreement dated as of October 11,                  10/11/02
                 2002 by and among PCI Holding
                 Corp., PCI-A Holding Corp. and
                 Chemed Corporation

10.6             Senior Subordinated Promissory                     Form 8-K                     2.3
                 Note dated as of October 11, 2002                  10/11/02
                 by and among PCI Holding Corp.
                 and Chemed Corporation

10.7             Common Stock Purchase Warrant                      Form 8-K                     2.4
                 dated as of October 11, 2002 by                    10/11/02
                 and between PCI Holding Corp.
                 and Chemed Corporation

10.8             1981 Stock Incentive Plan, as                      Form 10- K                   7
                 amended through May 20, 1991                       3/27/92, **

10.9             1983 Incentive Stock Option Plan,                  Form 10-K                    8
                 as amended through May 20, 1991                    3/27/92, **

10.10            1986 Stock Incentive Plan, as                      Form 10-K                    9
                 amended through May 20, 1991                       3/27/92, **

10.11            1988 Stock Incentive Plan, as                      Form 10-K                    10
                 amended through May 20, 1991                       3/27/92, **

10.12            1993 Stock Incentive Plan                          Form 10-K                    10.8
                                                                    3/29/94, **

10.13            1995 Stock Incentive Plan                          Form 10-K                    10.14
                                                                    3/28/96, **

10.14            1997 Stock Incentive Plan                          Form 10-K                    10.10
                                                                    3/27/98, **

10.15            1999 Stock Incentive Plan                          Form 10-K                    10.11
                                                                    3/29/00, **

10.16            1999 Long-Term Employee
                 Incentive Plan as amended                             *, **
                 through May 20, 2002

10.17            2002 Stock Incentive Plan                             *, **



                                                                              PAGE NUMBER
                                                                                   OR
                                                                      INCORPORATION BY REFERENCE
                                                                   ----------------------------------
EXHIBIT                                                            FILE NO. AND             PREVIOUS
NUMBER                                                             FILING DATE             EXHIBIT NO.
-------                                                            ------------           -----------


10.18            2002 Executive Long-Term                              *, **
                 Incentive Plan

10.19            Employment Contracts with                          Form 10-K                    10.12
                 Executives                                         3/28/89, **

10.20            Amendment to Employment                               *, **
                 Agreements with Kevin J.
                 McNamara, Thomas C. Hutton
                 and Sandra E. Laney
                 dated August 7, 2002

10.21            Amendment to Employment                               *, **
                 Agreements with Timothy
                 S. O'Toole and Arthur V.
                 Tucker dated August 7, 2002

10.22            Amendment to Employment                                *, **
                 Agreements with Spencer S. Lee
                 and Rick L. Arquilla, dated
                 August 7, 2002

10.23            Amendment No. 4 to Employment                          *, **
                 Agreement with John M. Mount
                 dated August 7, 2002

10.24            Amendment to Employment                            Form 10-K                    10.16
                 Agreement with Executives dated                    3/28/02, **
                 January 1, 2002

10.25            Employment Contract with John                      Form 10-K                    10.23
                 M. Mount                                           3/27/98, **

10.26            Consulting Agreement between                           *, **
                 Timothy S. O'Toole and PCI
                 Holding Corp.

10.27            Amendment No. 16 to Employment                         *, **
                 Agreement with Sandra E. Laney
                 dated March 1, 2003

10.28            Excess Benefits Plan, as restated                  Form 10-K                    10.9
                 and amended, effective April 1,                    3/27/98, **
                 1997



                                                                              PAGE NUMBER
                                                                                   OR
                                                                      INCORPORATION BY REFERENCE
                                                                   ----------------------------------
EXHIBIT                                                            FILE NO. AND             PREVIOUS
NUMBER                                                             FILING DATE             EXHIBIT NO.
-------                                                            ------------           -----------

10.29            Non-Employee Directors' Deferred                   Form 10-K                    10.10
                 Compensation Plan                                  3/24/88, **

10.30            Chemed/Roto-Rooter Savings &                       Form 10-K                    10.25
                 Retirement Plan, effective                         3/25/99, **
                 January 1, 1999

10.31            First Amendment to Chemed/                         Form 10-K                    10.22
                 Roto-Rooter Savings & Retirement                   3/28/02, **
                 Plan effective September 6, 2000

10.32            Second Amendment to Chemed/                        Form 10-K                    10.23
                 Roto-Rooter Savings & Retirement                   3/28/02, **
                 Plan effective January 1, 2001

10.33            Third Amendment to Chemed/                         Form 10-K                    10.24
                 Roto-Rooter Savings & Retirement                   3/28/02, **
                 Plan effective December 12, 2001

10.34            Stock Purchase Plan by and                         Form 8-K                     10.21
                 among Banta Corporation, Chemed                    10/13/97
                 Corporation and OCR Holding
                 Company

10.35            Directors Emeriti Plan                             Form 10-Q                    10.11
                                                                    5/12/88, **

10.36            Second Amendment to Split Dollar                   Form 10-K                    10.26
                 Agreement with Executives                          3/29/00, **

10.37            Split Dollar Agreement with                        Form 10-K                    10.27
                 Sandra E. Laney                                    3/25/99, **

10.38            Split Dollar Agreements                            Form 10-K                    10.15
                 with Executives                                    3/28/96, **

10.39            Split Dollar Agreement with                        Form 10-K                    10.16
                 Edward L. Hutton                                   3/28/96, **

10.40            Split Dollar Agreement with                        Form 10-K                    10.32
                 John M. Mount                                      3/29/00, **

10.41            Split Dollar Agreement with                        Form 10-K                    10.33
                 Spencer S. Lee                                     3/29/00, **


                                                                              PAGE NUMBER
                                                                                   OR
                                                                      INCORPORATION BY REFERENCE
                                                                   ----------------------------------
EXHIBIT                                                            FILE NO. AND             PREVIOUS
NUMBER                                                             FILING DATE             EXHIBIT NO.
-------                                                            ------------           -----------

10.42            Split Dollar Agreement with                        Form 10-K                    10.34
                 Rick L. Arquilla                                   3/29/00, **

10.43            Form of Promissory Note under                          *, **
                 the Executive Stock Purchase Plan

10.44            Form of Promissory Note under
                 the Executive Stock Purchase Plan                      *, **
                 with Kevin J. McNamara

10.45            Roto-Rooter Deferred Compensation                  Form 10-K                    10.37
                 Plan No. 1, as amended January 1,                  3/28/01, **
                 1998

10.46            Roto-Rooter Deferred Compensation                  Form 10-K                    10.38
                 Plan No. 2                                         3/28/01, **

13.              2002 Annual Report to Stockholders                       *

21               Subsidiaries of Chemed Corporation                       *

23               Consent of Independent Accountants                       *

24               Powers of Attorney                                       *

99.1             Certification by Kevin J. McNamara                       *
                 pursuant to Section 906 of the
                 Sarbanes-Oxley Act of 2002

99.2             Certification by Timothy S. O'Toole                      *
                 pursuant to Section 906 of the
                 Sarbanes-Oxley Act of 2002

99.3             Certification by Arthur V. Tucker,                       *
                 Jr. pursuant to Section 906 of
                 the Sarbanes-Oxley Act of 2002



* Filed herewith.

**Management contract or compensatory plan or arrangement.