Form 10-Q
period 2003-03-31
CHEMED CORP
filed 2003-05-09
CIK 19584

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                   Quarterly Report Under Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934

For Quarter Ended March 31, 2003

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

Class               Amount                    Date

Capital Stock       9,824,542 Shares          April 30, 2003
$1 Par Value

                                  Page 1 of 18

                             CHEMED CORPORATION AND
                              SUBSIDIARY COMPANIES

                                      Index

                                                                  Page No.
                                                                  ---------
PART I.    FINANCIAL INFORMATION:

    Item 1.  Financial Statements
             Consolidated Balance Sheet -
                March 31, 2003 and
                December 31, 2002                                         3

             Consolidated Statement of Income -
                Three months ended
                March 31, 2003 and 2002                                   4

             Consolidated Statement of Cash Flows -
                Three months ended
                March 31, 2003 and 2002                                   5

             Notes to Unaudited Financial Statements                      6

    Item 2.  Management's Discussion and Analysis of
                   Financial Condition and Results of
                    Operations                                           10

    Item 4.  Controls and Procedures                                     13

PART II.   OTHER INFORMATION                                             14

                                  Page 2 of 18

                          PART I. FINANCIAL INFORMATION
                          Item 1. Financial Statements
                   CHEMED CORPORATION AND SUBSIDIARY COMPANIES
                      UNAUDITED CONSOLIDATED BALANCE SHEET
                 (in thousands except share and per share data)

                                                                    March 31,       December 31,
                                                                      2003              2002*
                                                                   ----------        -----------
ASSETS
Current assets
   Cash and cash equivalents                                       $   43,625        $   37,731
   Accounts receivable, less allowances of $3,392
      (2002- $3,309)                                                   14,685            16,071
   Inventories                                                          9,090             9,493
   Statutory deposits                                                  10,536            12,323
   Current deferred income taxes                                        7,631             7,278
   Prepaid expenses and other current assets                           12,056            13,332
                                                                   ----------        ----------
               Total current assets                                    97,623            96,228
Investments of deferred compensation plans held in trust               15,000            15,176
Other investments                                                      32,789            37,326
Note receivable                                                        12,500            12,500
Properties and equipment, at cost less accumulated
   depreciation of $63,496 (2002 - $62,370)                            47,297            48,361
Identifiable intangible assets less accumulated
   amortization of $7,319 (2002 - $7,167)                               2,739             2,889
Goodwill less accumulated amortization of $30,477
   (2002 - $30,457)                                                   111,403           110,843
Other assets                                                           17,232            15,606
                                                                   ----------        ----------
               Total Assets                                        $  336,583        $  338,929
                                                                   ==========        ==========

LIABILITIES
Current liabilities
   Accounts payable                                                $    4,261        $    5,686
   Current portion of long-term debt                                      472               409
   Income taxes                                                         8,506             7,348
   Deferred contract revenue                                           17,323            17,321
   Accrued insurance                                                   17,631            16,978
   Other current liabilities                                           18,515            22,127
                                                                   ----------        ----------
               Total current liabilities                               66,708            69,869
Long-term debt                                                         25,802            25,603
Deferred compensation liabilities                                      14,925            15,196
Other liabilities                                                      11,872            10,798
                                                                   ----------        ----------
               Total Liabilities                                      119,307           121,466
                                                                   ==========        ==========

MANDATORILY REDEEMABLE CONVERTIBLE PREFERRED SECURITIES
   OF THE CHEMED CAPITAL TRUST                                         14,186            14,186
                                                                   ----------        ----------

STOCKHOLDERS' EQUITY
Capital stock-authorized 15,000,000 shares $1 par;
   issued 13,451,281 shares (2002 - 13,448,475 shares)                 13,451            13,448
Paid-in capital                                                       168,568           168,299
Retained earnings                                                     134,160           132,793
Treasury stock - 3,626,739 shares (2002 - 3,630,689 shares),
   at cost                                                           (111,476)         (111,582)
Unearned compensation                                                  (4,259)           (4,694)
Deferred compensation payable in company stock                          2,294             2,280
Notes receivable for shares sold                                         (933)             (952)
Accumulated other comprehensive income                                  1,285             3,685
                                                                   ----------        ----------
               Total Stockholders' Equity                             203,090           203,277
                                                                   ----------        ----------
               Total Liabilities and Stockholders' Equity          $  336,583        $  338,929
                                                                   ==========        ==========

                *Reclassified to conform with 2003 presentation.
            See accompanying notes to unaudited financial statements.
                                  Page 3 of 18

                   CHEMED CORPORATION AND SUBSIDIARY COMPANIES
                   UNAUDITED CONSOLIDATED STATEMENT OF INCOME
                      (in thousands except per share data)

                                                                         Three Months Ended
                                                                              March 31,
                                                                       ----------------------
                                                                          2003          2002*
                                                                       --------      --------
Continuing Operations

           Service revenues and sales                                  $ 77,645      $ 80,853

           Cost of services provided and cost of goods sold              46,152        48,508
           General and administrative expenses                           16,524        12,654
           Selling and marketing expenses                                11,078        11,993
           Depreciation                                                   3,052         3,492
                                                                       --------      --------
               Total costs and expenses                                  76,806        76,647
                                                                       --------      --------
               Income from operations                                       839         4,206
           Interest expense                                                (539)         (773)
           Distributions on preferred securities                           (268)         (270)
           Other income - net                                             4,263         2,589
                                                                       --------      --------
               Income before income taxes                                 4,295         5,752
           Income taxes                                                  (1,742)       (1,947)
                                                                       --------      --------
               Income from continuing operations                          2,553         3,805

Discontinued operations                                                       -           867
                                                                       --------      --------

Net income                                                             $  2,553      $  4,672
                                                                       ========      ========
Earnings Per Common Share
           Income from continuing operations                           $    .26      $    .39
                                                                       ========      ========
           Net income                                                  $    .26      $    .47
                                                                       ========      ========
           Average number of shares outstanding                           9,890         9,843
                                                                       ========      ========

Diluted Earnings Per Share
           Income from continuing operations                           $    .26      $    .39
                                                                       ========      ========
           Net income                                                  $    .26      $    .47
                                                                       ========      ========
           Average number of shares outstanding                           9,903         9,883
                                                                       ========      ========

Cash Dividends Paid Per Share                                          $    .12      $    .11
                                                                       ========      ========

               *Reclassified for operations discontinued in 2002.
            See accompanying notes to unaudited financial statements.

                                  Page 4 of 18

                   CHEMED CORPORATION AND SUBSIDIARY COMPANIES
                 UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (in thousands)

                                                                          Three Months Ended March 31,
                                                                          ----------------------------
                                                                             2003              2002*
                                                                          ----------        ----------
Cash Flows From Operating Activities
         Net income                                                       $   2,553         $    4,672
         Adjustments to reconcile net income to net cash
             provided by operating activities:
                  Gains on sale of investments                               (3,544)            (1,141)
                  Depreciation and amortization                               3,236              3,696
                  Provision for deferred income taxes                          (917)              (177)
                  Provision for uncollectible accounts receivable                85                691
                  Discontinued operations                                         -               (867)
                  Changes in operating assets and liabilities,
                    excluding amounts acquired in business
                    combinations
                      Decrease/(increase) in accounts receivable              1,301               (419)
                      Decrease in inventories                                   403                391
                  Decrease in statutory deposits                              1,787                773
                      Decrease/(increase) in prepaid expenses
                          and other current assets                             (576)             1,338
                     Decrease in accounts payable, deferred
                        contract revenue and other current
                        liabilities                                          (4,273)            (8,872)
                     Increase in income taxes                                 3,215              4,793
                     Other - net                                              1,915              1,877
                                                                          ---------         ----------
         Net cash provided by continuing operations                           5,185              6,755
         Net cash used by discontinued operations                                 -               (116)
                                                                          ---------         ----------
         Net cash provided by operating activities                            5,185              6,639
                                                                          ---------         ----------

Cash Flows From Investing Activities
         Proceeds from sale of investments                                    4,493              1,917
         Capital expenditures                                                (2,062)            (2,530)
         Net uses for discontinued operations                                  (524)              (816)
         Business combinations--net of cash acquired                           (168)            (1,229)
         Other - net                                                              -              1,228
                                                                          ---------         ----------
             Net cash provided/(used) by investing activities                 1,739             (1,430)
                                                                          ---------         ----------

Cash Flows From Financing Activities
         Dividends paid                                                      (1,188)            (1,083)
         Issuance of capital stock                                              194                523
         Proceeds from issuances of long-term debt                                -              5,000
         Purchases of treasury stock                                            (58)            (3,141)
         Other - net                                                             22               (168)
                                                                          ---------         ----------
             Net cash provided/(used) by financing activities                (1,030)             1,131
                                                                          ---------         ----------

Increase in Cash and Cash Equivalents                                         5,894              6,340
Cash and Cash Equivalents at Beginning of Period                             37,731              8,725
                                                                          ---------         ----------

Cash and Cash Equivalents at End of Period                                $  43,625         $   15,065
                                                                          =========         ==========

               *Reclassified for operations discontinued in 2002.
            See accompanying notes to unaudited financial statements.

                                  Page 5 of 18

                   CHEMED CORPORATION AND SUBSIDIARY COMPANIES

                     Notes to Unaudited Financial Statements

1.      The accompanying unaudited consolidated financial statements have been prepared in accordance with Rule 10-01 of SEC Regulation S-X.
        Consequently, they do not include all the disclosures required under generally accepted accounting principles for complete financial statements.  However, in the opinion of the management of Chemed Corporation (the "Company"), the financial statements presented herein contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position, results of operations and cash flows of the
        Company and its consolidated subsidiaries ("Chemed").  For further information regarding Chemed's accounting policies, refer to the consolidated financial statements and notes included in Chemed's
        Annual Report on Form 10-K for the year ended December 31, 2002.

        The Company uses Accounting Principles Board Opinion No. 25 ("APB
        25"), Accounting for Stock Issued to Employees, to account for stock-based compensation.  Since the Company's stock options qualify as fixed options under APB 25 and since the option price equals the market price on the date of grant, there is no
        compensation expense for stock options.  Stock awards are expensed during the period the related services are provided.

        The following table illustrates the effect on net income and earnings per share if the Company had applied the fair-value-
        recognition provisions of Financial Accountings Standards Board
        Statement No. 123, Accounting for Stock-Based Compensation (in
        thousands, except per share date):
                                                         Three Months Ended March 31,
                                                         ----------------------------
                                                             2003             2002
                                                         ----------        ---------
        Net income as reported                            $   2,553        $   4,672

        Add: stock-based compensation
                expense included in net
                income as reported, net of
                income tax effects                               34               30

        Deduct: total stock-based employee
                   compensation determined
                   under a fair-value-based
                   method for all stock options
                   and awards, net of income
                   tax effects                                 (225)            (105)
                                                         ----------       ----------
        Pro forma net income                             $    2,362       $    4,597
                                                         ==========       ==========

        Earnings per share
                  As reported                            $      .26       $      .47
                                                         ==========       ==========
                  Pro forma                              $      .24       $      .47
                                                         ==========       ==========

        Diluted earnings per share
                  As reported                            $      .26       $      .47
                                                         ==========       ==========
                  Pro forma                              $      .24       $      .47
                                                         ==========       ==========

                                  Page 6 of 18

2.      Service revenues and sales and aftertax earnings by business segment follow (in thousands):
                                                        Three Months Ended
                                                             March 31,
                                                      ---------------------
                                                         2003         2002
                                                      --------     --------
        Service Revenues
        and Sales
        Roto-Rooter                                   $ 64,725     $ 65,279
        Service America                                 12,920       15,574
                                                      --------     --------
             Total                                    $ 77,645     $ 80,853
                                                      ========     ========

        Aftertax Earnings
        Roto-Rooter                                   $  3,602     $  3,479
        Service America                                     40          327
                                                      --------     --------
             Total segment earnings                      3,642        3,806

        Corporate
           Gains on sales of investments                 2,151          775
           Overhead                                     (3,583)(a)     (972)
           Net investing and financing
           income                                          343          196
        Discontinued operations                              -          867
                                                      --------     --------
                Net income                            $  2,553     $  4,672
                                                      ========     ========

        (a)     Amount includes aftertax severance charges of $2,358,000.

3.      Earnings per common share are computed using the weighted average number of share of capital stock outstanding.  Diluted earnings per share are computed as follows (in thousands, except per share data):

                                                Income          Shares        Income
                                              (Numerator)    (Denominator)   Per Share
                                              ----------     -------------   ---------

Income from Continuing Operations -
   For the Three Months Ended March 31,
---------------------------------------
2003
     Earnings                                 $    2,553           9,890       $   .26
     Dilutive stock options                            -              13       =======
                                              ----------     -----------
        Diluted earnings                      $    2,553           9,903       $   .26
                                              ==========     ===========       =======
2002
     Earnings                                 $    3,805     $     9,843       $   .39
     Dilutive stock options                            -              40       =======
                                              ----------     -----------
        Diluted earnings                      $    3,805           9,883       $   .39
                                              ==========     ===========       =======

Net Income -
   For the Three Months Ended March 31,
---------------------------------------
2003
     Earnings                                 $    2,553           9,890       $   .26
     Dilutive stock options                            -              13       =======
                                              ----------      ----------
        Diluted earnings                      $    2,553           9,903       $   .26
                                              ==========      ==========       =======
2002
     Earnings                                 $    4,672     $     9,843       $   .47
     Dilutive stock options                            -              40       =======
                                              ----------     -----------
        Diluted earnings                      $    4,672           9,883       $   .47
                                              ==========     ===========       =======

        The impact of the convertible preferred securities has been excluded from the above computations because it is antidilutive on earnings per share from continuing operations for both periods.

                                  Page 7 of 18

4.   Other income--net from continuing operations comprises the following (in thousands):

                                                       Three Months Ended
                                                            March 31,
                                                   -------------------------
                                                        2003          2002
                                                   ---------      ----------
        Gains on sales of investments              $   3,544      $    1,141
           Interest income                               815             636
           Unrealized gains/(losses) on
             investments                                (652)            (71)
           Dividend income                               616             615
           Other--net                                    (60)            268
                                                   ---------      ----------
                 Total other income--net           $   4,263      $    2,589
                                                   =========      ==========

5.   In March 2003, the Company and a corporate officer reached agreement providing for termination of the officer's employment in exchange for payment under her employment contract.  The payments comprise a $1,000,000 lump sum payment made in March 2003 and monthly payments of $52,788 beginning March 2003 and ending May
     2007.  The present value of these payments ($3,627,000) is included in general and administrative expenses.

6.   The Company had total comprehensive income of $153,000 and
     $4,760,000 for the three months ended March 31, 2003 and 2002, respectively.  The difference between the Company's net income and comprehensive income relates to the cumulative unrealized
     appreciation/depreciation on its available-for-sale securities.

7.   During 2003, one purchase business combination was completed within the Roto-Rooter segment for a purchase price of $574,000
     ($168,000 in cash and a note payable for $406,000).  The business acquired provides drain cleaning and plumbing services under the
     Roto-Rooter name.  The results of operations of this business are not material to the consolidated operations of the Company.

        The purchase price was allocated as follows (in thousands):

           Goodwill                               $   474
           Other assets                               100
                                                  -------
                Total                             $   574
                                                  =======

8.   In the normal course of business the Company enters into various guarantees and indemnifications in its relationships with
     customers and others.  Examples of these arrangements would include guarantees of service and product performance.  These guarantees and indemnifications would not materially impact the
     Company's financial condition or results of operations.

9.   In August 2001, the Financial Accounting Standards Board ("FASB")
     approved the issuance of Statement of Financial Accounting
     Standards ("SFAS")No. 143, Accounting for Asset Retirement
     Obligations.  This statement became effective for fiscal years beginning after June 15, 2002, and requires recognizing legal obligations associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development

                                  Page 8 of 18

        or normal operation of a long-lived asset.  Since the Company has no material asset retirement obligations, the adoption of SFAS No.
        143 in 2003 did not have a material impact on Chemed's financial statements.

10.     In July 2002, the FASB approved the issuance of SFAS No. 146,
        Accounting for Costs Associated with Exit or Disposal Activities.
        Generally, SFAS No. 146 stipulates that defined exit costs
        (including restructuring and employee termination costs) are to be recorded on an incurred basis rather than on a commitment basis as is presently required.  This statement is effective for exit or disposal activities initiated after December 31, 2002. The adoption of SFAS No. 146 in 2003 did not have a material impact on
        Chemed's financial statements.

11.     November 2002, the FASB approved the issuance of FASB
        Interpretation ("FIN") No. 45, Guarantor's Accounting and
        Disclosure for Guarantees, Including Indirect Guarantees of
        Indebtedness of Others.  The initial recognition and initial measurement provisions of the Interpretation are applicable to guarantees issued or modified after December 31, 2002. The adoption of FIN No. 45 in 2003 did not have a material impact on
        Chemed's financial statements.

12.     In January 2003, the FASB approved the issuance of FIN No. 46,
        Consolidation of Variable Interest Entities.  It is effective for variable interest entities created after January 31, 2003, and for variable interest entities in which an enterprise obtains an interest after that date.  Because the Company has no such investments, the adoption of this statement did not have a material impact on the Company's financial statements.

                                  Page 9 of 18

                  Item 2. Management's Discussion and Analysis
                of Financial Condition and Results of Operations

Financial Condition
-------------------
           The decline in other investments from $37,326,000 at December
31, 2002 to $32,789,000 is due to the sale of various available-for-
sale securities in the first quarter of 2003.  The decline in other current liabilities from $22,127,000 at December 31, 2002 to
$18,515,000 is primarily due to the payment of incentive compensation and discretionary thrift plan contributions for 2002 in the first quarter of 2003.  There are no other significant changes in the balance sheet accounts during the first three months of 2003.
           At March 31, 2003, Chemed had cash and cash equivalents of $43.6 million and approximately $53.4 million of unused lines of credit with various banks.  Management believes its liquidity and sources of capital are satisfactory for the Company's needs in the foreseeable future.

Results of Operations
---------------------
           Data relating to (a) the decrease in service revenues and sales and (b) aftertax earnings/(loss) as a percent of service revenues and sales for each segment are set forth below:

                            Service Revenues            Aftertax Earnings as a %
                             and Sales - %            Of Revenues (Aftertax Margin)
                           Increase/(Decrease)        -----------------------------
                           -------------------            2003           2002
                             2003 vs. 2002              -------        -------

Three Months Ended
     March 31,
------------------
Roto-Rooter                         (1)%                  5.6%          5.3%
Service America                     (17)                   0.3           2.1
     Total                           (4)                   4.7           4.7

First Quarter 2003 versus First Quarter 2002
--------------------------------------------
           Service revenues and sales of the Roto-Rooter segment for the first quarter of 2003 totaled $64,725,000, a decline of 1% versus the
$65,279,000 recorded in the first quarter of 2002.  Revenues of the drain cleaning business and the plumbing services business declined 2%
and 1%, respectively, for the first quarter of 2003, as compared with revenues for 2002.  Each of these businesses' revenues accounts for
42% and 38%, respectively, of Roto-Rooter's total revenues and sales.
As a result of Roto-Rooter's disposing of most of its heating and cooling businesses and non-Roto-Rooter-branded operations in 2002, revenues of this line of business declined by $1,794,000 in 2003.  The aftertax margin of this segment during the first quarter of 2003 was
5.6% as compared with 5.3% in the first quarter of 2002.  This increase is attributable to a higher gross profit margin in the 2003 quarter.
           Service revenues and sales of the Service America segment
declined 17% from $15,574,000 in the first quarter of 2002 to
$12,920,000 in the first quarter of 2003. This decline is attributable to a decline in contract renewals in 2003 and lower retail sales in
2003.  The aftertax margin of this segment was .3% in the first quarter of 2003 as compared with 2.1% in the first quarter of 2002.

                                  Page 10 of 18

This decline is attributable to a decline in the gross profit margin
(3.4 percentage points) in the 2003 quarter, partially offset by lower operating expenses as a percent of sales (1.0 percentage points).  The lower gross margin is primarily due to higher labor costs (as a percent of revenues) in 2003.
           Income from operations declined from $4,206,000 in the first quarter of 2002 to $839,000 in the first quarter of 2003.  This decline is attributable to charges of $3,627,000 (included in general and administrative expenses) for the settlement of an employment contract with a corporate officer in March 2003.  The amount of the charge represents the present value of payments beginning in March
2003 and ending in May 2007.
           Interest expense declined from $773,000 in the first quarter of
2002 to $539,000, as a result of lower debt levels during 2003.
           Other income-net increased from $2,589,000 in the first quarter of 2002 to $4,263,000 in the first quarter of 2003 primarily due to higher capital gains on the sales of investments in the 2003 quarter.
These gains totaled $3,544,000 in the first quarter of 2003 versus
$1,141,000 in the first quarter of 2002.
           The effective income tax rate during the first quarter of 2003 was 40.6% as compared with 33.8% during the first quarter of 2002.
The higher effective rate in 2003 versus the rate for 2002 is primarily attributable to a higher effective state income tax rate in
2003 related to gains on the sales of investments and favorable tax adjustments in 2002.
           Income from continuing operations declined from $3,805,000 ($.39 per share) in the first quarter of 2002 to $2,553,000 ($.26 per share)
in the first quarter of 2003.  Income for 2003 included aftertax severance charges of $2,358,000 ($.24 per share) and aftertax gains on the sales of investments of $2,151,000 ($.22 per share).  Income for
2002 included aftertax gains on the sales of investments of $775,000
($.08 per share).
           Net income declined from $4,672,000 ($.47 per share) in the first quarter of 2002 to $2,553,000 ($.26 per share) in the first quarter of 2003.  Income for 2003 included aftertax severance charges of $2,358,000 ($.24 per share) and aftertax gains on the sales of investments of $2,151,000 ($.22 per share).  Income for 2002 included aftertax gains on the sales of investments of $775,000 ($.08 per share) and discontinued operations of $867,000 ($.08 per share).

Recent Accounting Statements
----------------------------
           In August 2001, the Financial Accounting Standards Board
("FASB") approved the issuance of Statement of Financial Accounting
Standards ("SFAS")No. 143, Accounting for Asset Retirement
Obligations.  This statement became effective for fiscal years beginning after June 15, 2002, and requires recognizing legal obligations associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development or normal operation of a long-lived asset.  Since the Company has no material asset retirement obligations, the adoption of SFAS No. 143 in
2003 did not have a material impact on Chemed's financial statements.
           In July 2002, the FASB approved the issuance of SFAS No. 146,
Accounting for Costs Associated with Exit or Disposal Activities.
Generally, SFAS No. 146 stipulates that defined exit costs (including restructuring and employee termination costs) are to be recorded on an

                                  Page 11 of 18

incurred basis rather than on a commitment basis as is presently required.  This statement is effective for exit or disposal activities initiated after December 31, 2002. The adoption of SFAS No. 146 in
2003 did not have a material impact on Chemed's financial statements.
        In November 2002, the FASB approved the issuance of FASB
Interpretation ("FIN") No. 45, Guarantor's Accounting and Disclosure
for Guarantees, Including Indirect Guarantees of Indebtedness of
Others.  The initial recognition and initial measurement provisions of the Interpretation are applicable to guarantees issued or modified after December 31, 2002. The adoption of FIN No. 45 in 2003 did not have a material impact on Chemed's financial statements.
           In January 2003, the FASB approved the issuance of FIN No. 46,
Consolidation of Variable Interest Entities.  It is effective for variable interest entities created after January 31, 2003, and for variable interest entities in which an enterprise obtains an interest after that date.  Because the Company has no such investments, the adoption of this statement did not have a material impact on the
Company's financial statements.

Safe Harbor Statement under the Private Securities Litigation
Reform Act of 1995 Regarding Forward-Looking Information
-------------------------------------------------------------
           In addition to historical information, this report contains forward-looking statements and performance trends that are based upon assumptions subject to certain known and unknown risks, uncertainties, contingencies and other factors.  Variances in any or all of the risks, uncertainties, contingencies, and other factors from the
Company's assumptions could cause actual results to differ materially from these forward-looking statements and trends.  The Company's ability to deal with the unknown outcomes of these events, many of which are beyond the control of the Company, may affect the
reliability of its projections and other financial matters.

                                  Page 12 of 18

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
        Within 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision of the Company's
President and Chief Executive Officer, and with the participation of the Executive Vice President and Treasurer and the Vice President and
Controller, of the effectiveness of the design and operation of the
Company's disclosure controls and procedures pursuant to Exchange Act
Rule 13a-14.  Based upon the foregoing, the Company's President and
Chief Executive Officer, Executive Vice President and Treasurer and
Vice President and Controller concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company and its consolidated subsidiaries required to be included in the Company's Exchange Act reports.  There have been no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

                                  Page 13 of 18

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

     (b)   Reports on Form 8-K
           -------------------

                -      A current Report on Form 8-K, dated April 17, 2003, was
                       filed April 18, 2003.  The report includes the Company's
                       first quarter 2003 earnings release dated April 17,
                       2003.

                -      A current Report on Form 8-K, dated April 23, 2003, was
                       filed April 24, 2003.  The report includes the Company's
                       First Quarter Report for the period ending March 31,
                       2003.

                                   SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of
     1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                Chemed Corporation
                                                (Registrant)

Dated:          May 9, 2003            By       Kevin J. McNamara
                -----------                     -----------------
                                                Kevin J. McNamara
                                                (President and Chief
                                                 Executive Officer)

Dated:          May 9, 2003            By       Timothy S. O'Toole
                -----------                     ------------------
                                                Timothy S. O'Toole
                                                (Executive Vice President and
                                                Treasurer)

Dated:          May 9, 2003            By       Arthur V. Tucker, Jr.
                -----------                     ---------------------
                                                Arthur V. Tucker, Jr.
                                                (Vice President and Controller)

                                  Page 14 of 18

     CERTIFICATIONS PURSUANT TO RULE 13A - 14 OF THE EXCHANGE ACT OF 1934

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

                                  Page 15 of 18

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

Date:      May 9, 2003                         Kevin J. McNamara
           -----------                         -----------------
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

                                  Page 16 of 18

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

Date:      May 9, 2003                         Timothy S. O'Toole
           -----------                         ------------------
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

                                  Page 17 of 18

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

Date:      May 9, 2003                         Arthur V. Tucker, Jr.
           -----------                         ---------------------
                                               Arthur V. Tucker, Jr.
                                               (Vice President and
                                                Controller)

                                  Page 18 of 18