Form 10-Q
period 2003-06-30
ROTO-ROOTER INC
filed 2003-08-13
CIK 19584

================================================================================
                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                   Quarterly Report Under Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934

                         For Quarter Ended June 30, 2003

                          Commission File Number 1-8351

                                ROTO-ROOTER, INC.
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

Class                     Amount                         Date

Capital Stock         9,873,083 Shares              July 31, 2003
$1 Par Value
================================================================================

                                  Page 1 of 22

                              ROTO-ROOTER, INC. AND
                              SUBSIDIARY COMPANIES

                                      Index

                                                                                  Page No.

PART I.    FINANCIAL INFORMATION:

     Item 1.  Financial Statements
        Consolidated Balance Sheet -
                 June 30, 2003 and
                 December 31, 2002                                                      3

        Consolidated Statement of Income -
                 Three months and six months ended
                 June 30, 2003 and 2002                                                 4

        Consolidated Statement of Cash Flows -
                 Six months ended
                 June 30, 2003 and 2002                                                 5

        Notes to Unaudited Financial Statements                                         6

     Item 2.  Management's Discussion and Analysis of
                       Financial Condition and Results of
                       Operations                                                      12

     Item 4.         Controls and Procedures                                           19

PART II.   OTHER INFORMATION

     Item 4.         Submission of Matters to a Vote of Security
                    Holders                                                            20

     Item 6.         Exhibits and Reports on Form 8-K                                  21

                                  Page 2 of 22

                          PART I. FINANCIAL INFORMATION
                          Item 1. Financial Statements
                   ROTO-ROOTER, INC. AND SUBSIDIARY COMPANIES
                      UNAUDITED CONSOLIDATED BALANCE SHEET
                 (in thousands except share and per share data)

                                                                                      June 30,        December 31,
                                                                                        2003              2002*
                                                                                        ----              -----
 ASSETS
         Current assets
             Cash and cash equivalents                                              $   45,342        $   37,731
             Accounts receivable, less allowances of $3,392
                (2002 - $3,309)                                                         15,188            16,071
             Inventories                                                                 8,699             9,493
             Statutory deposits                                                         10,095            12,323
             Current deferred income taxes                                               7,424             7,277
             Prepaid expenses and other current assets                                  13,682            13,333
                                                                                    ----------        ----------
                 Total current assets                                                  100,430            96,228
         Investments of deferred compensation plans held in trust                       16,411            15,176
         Other investments                                                              32,789            37,326
         Note receivable                                                                12,500            12,500
         Properties and equipment, at cost less accumulated
            depreciation of $63,496 (2002 - $62,370)                                    46,906            48,361
         Identifiable intangible assets less accumulated
            amortization of $7,319 (2002 - $7,167)                                       2,599             2,889
         Goodwill                                                                      112,903           110,843
         Other assets                                                                   17,196            15,606
                                                                                    ----------        ----------
                         Total Assets                                               $  341,734        $  338,929
                                                                                    ==========        ==========

LIABILITIES
         Current liabilities
             Accounts payable                                                       $    6,976        $    5,686
             Current portion of long-term debt                                             473               409
             Income taxes                                                                7,451             7,347
             Deferred contract revenue                                                  16,795            17,321
             Accrued insurance                                                          16,442            17,448
             Other current liabilities                                                  19,631            21,657
                                                                                    ----------        ----------
                 Total current liabilities                                              67,768            69,868
         Long-term debt                                                                 25,715            25,603
         Mandatorily redeemable convertible preferred securities of
            the Chemed Capital Trust                                                    14,186            14,186
         Deferred compensation liabilities                                              16,395            15,196
         Other liabilities                                                              10,955            10,799
                                                                                    ----------        ----------
                      Total Liabilities                                                135,019           135,652
                                                                                    ==========        ==========

STOCKHOLDERS' EQUITY
         Capital stock-authorized 15,000,000 shares $1 par;
             issued 13,451,281 (2002 - 13,448,475) shares                               13,451            13,448
         Paid-in capital                                                               169,402           168,299
         Retained earnings                                                             135,766           132,793
         Treasury stock - 3,512,924 (2002 - 3,630,689) shares, at cost (110,681)                        (111,582)
         Unearned compensation                                                          (3,824)           (4,694)
         Deferred compensation payable in Company stock                                  2,310             2,280
         Notes receivable for shares sold                                                 (926)             (952)
         Accumulated other comprehensive income                                          1,217             3,685
                                                                                    ----------        ----------
                      Total Stockholders' Equity                                       206,715           203,277
                                                                                    ----------        ----------
                      Total Liabilities and Stockholders' Equity                    $  341,734        $  338,929
                                                                                    ==========        ==========

                 * Reclassified to conform to 2003 presentation
            See accompanying notes to unaudited financial statements.

                                  Page 3 of 22

                   ROTO-ROOTER, INC. AND SUBSIDIARY COMPANIES
                   UNAUDITED CONSOLIDATED STATEMENT OF INCOME
                      (in thousands except per share data)

                                                          Three Months Ended            Six Months Ended
                                                               June 30,                    June 30,
                                                          -------------------        ---------------------
                                                          2003           2002         2003            2002
                                                          ----           ----         ----            ----
Continuing Operations
   Service revenues and sales                           $ 77,271      $ 79,082      $154,916       $159,935
                                                        --------      --------      --------       --------
   Cost of services provided and goods sold
         (excluding depreciation)                         45,611        46,624        91,763         95,132
   General and administrative expenses                    14,532        12,508        31,056         25,162
   Selling and marketing expenses                         11,339        10,788        22,417         22,781
   Depreciation                                            2,990         3,486         6,042          6,978
                                                        --------      --------      --------       --------
             Total costs and expenses                     74,472        73,406       151,278        150,053
                                                        --------      --------      --------       --------
             Income from operations                        2,799         5,676         3,638          9,882
   Interest expense                                         (599)         (763)       (1,138)        (1,536)
   Distributions on preferred securities                    (268)         (271)          (536)          (541)
   Other income - net                                      2,454           953         6,717          3,542
                                                        --------      --------      --------       --------
             Income before income taxes                    4,386         5,595         8,681         11,347
   Income taxes                                           (1,594)       (2,150)       (3,336)        (4,097)
                                                        --------      --------      ---------      ---------
             Income from continuing operations             2,792         3,445         5,345          7,250
Discontinued operations                                        -         1,124             -          1,991
Net Income                                              $  2,792      $  4,569      $  5,345       $  9,241
                                                        ========      ========      ========       ========

Earnings Per Share
         Income from continuing operations              $    .28      $    .35      $    .54       $    .74
                                                        ========      ========      ========       ========
         Net income                                     $    .28      $    .46      $    .54       $    .94
                                                        ========      ========      ========       ========
         Average number of shares outstanding              9,908         9,857         9,899          9,850
                                                        ========      ========      ========       ========

Diluted Earnings Per Share
         Income from continuing operations              $    .28      $    .35      $    .54       $    .73
                                                        ========      ========      ========       ========
         Net income                                     $    .28      $    .46      $    .54       $    .93
                                                        ========      ========      ========       ========
         Average number of shares outstanding              9,942         9,898         9,922          9,891
                                                        ========      ========      ========       ========

Cash Dividends Per Share                                $    .12      $    .11      $    .24       $    .22
                                                        ========      ========      ========       ========

            See accompanying notes to unaudited financial statements.

                                  Page 4 of 22

                   ROTO-ROOTER, INC. AND SUBSIDIARY COMPANIES
                 UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (in thousands)

                                                                                       Six Months Ended
                                                                                           June 30,
                                                                                      2003         2002*
                                                                                      ----         -----
Cash Flows From Operating Activities
     Net income                                                                    $   5,345     $  9,241
     Adjustments to reconcile net income to net cash provided
       by operating activities:
             Depreciation and amortization                                             6,399        7,371
             Gains on sale of available-for-sale investments                          (3,544)      (1,141)
             Provision for deferred income taxes                                        (526)         478
             Provision for uncollectible accounts receivable                             106        1,106
             Discontinued operations                                                       -       (1,991)
             Changes in operating assets and liabilities, excluding
               amounts acquired in business combinations
                 Decrease/(increase) in accounts receivable                              777         (712)
                 Decrease in inventories                                                 794          354
                 Decrease in statutory deposits                                        2,228        1,049
                 Decrease/(increase) in prepaid expenses and other
                       current assets                                                   (618)       1,428
                 Decrease in accounts payable, deferred contract
                       revenue and other current liabilities                          (2,087)      (5,722)
                 Increase in income taxes                                              1,037        2,854
                 Increase in other assets                                             (1,556)      (1,481)
                 Increase in other liabilities                                         2,376          645
             Noncash expense of internally financed ESOPs                                870        1,956
             Other sources/(uses)                                                       (102)         916
                                                                                   ---------     --------
             Net cash provided by continuing operations                               11,499       16,351
             Net cash provided by discontinued operations                                  -        2,192
                                                                                   ---------     --------
             Net cash provided by operating activities                                11,499       18,543

Cash Flows From Investing Activities
     Capital expenditures                                                             (4,846)      (5,716)
     Proceeds from sales of available-for-sale investments                             4,493        1,917
     Business combinations, net of cash acquired                                      (1,538)      (1,229)
     Net uses by discontinued operations                                                (993)      (1,926)
     Proceeds from sales of property and equipment                                       296        1,939
     Investing activities from discontinued operations                                     -         (356)
     Other uses                                                                         (293)        (252)
                                                                                   ---------     --------
             Net cash used by investing activities                                    (2,881)      (5,623)
                                                                                   ---------     --------

Cash Flows From Financing Activities
     Dividends paid                                                                   (2,376)      (2,168)
     Issuance of capital stock                                                         1,320          778
     Purchases of treasury stock                                                        (255)      (3,181)
     Repayment of long-term debt                                                        (230)     (10,214)
     Proceeds from issuance of long-term debt                                              -        5,000
     Other sources                                                                       534           54
                                                                                   ---------     --------
             Net cash used by financing activities                                    (1,007)      (9,731)
                                                                                   ---------     --------
Increase In Cash and Cash Equivalents                                                  7,611        3,189
Cash and cash equivalents at beginning of period                                      37,731        8,725
                                                                                   ---------     --------
Cash and cash equivalents at end of period                                         $  45,342     $ 11,914
                                                                                   =========     ========

               * Reclassified for operations discontinued in 2002
            See accompanying notes to unaudited financial statements.

                                  Page 5 of 22

                   ROTO-ROOTER, INC. AND SUBSIDIARY COMPANIES
                     Notes to Unaudited Financial Statements

1.      On May 19, 2003, shareholders of Chemed Corporation approved changing the company's name to Roto-Rooter, Inc.  As used
        herein, the term Company refers to Roto-Rooter Inc. or Roto-
        Rooter Inc. and its subsidiaries.

2.      The accompanying unaudited consolidated financial statements have been prepared in accordance with Rule 10-01 of SEC
        Regulation S-X.  Consequently, they do not include all the disclosures required under generally accepted accounting
        principles for complete financial statements.  However, in the opinion of the management of the Company, the financial
        statements presented herein contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position, results of operations and cash flows of the Company.  For further information regarding the
        Company's accounting policies, refer to the consolidated
        financial statements and notes included in the Company's Annual
        Report on Form 10-K for the year ended December 31, 2002.

        The Company uses Accounting Principles Board Opinion No. 25
        ("APB No. 25"), Accounting for Stock Issued to Employees, to
        account for stock-based compensation.  Since the Company's stock options qualify as fixed options under APB No. 25 and since the option price equals the market price on the date of grant, there is no compensation expense for stock options.  Stock awards are expensed during the period the related services are provided.

        The following table illustrates the effect on net income and earnings per share if the Company had applied the fair-value-
        recognition provisions of Financial Accounting Standards Board
        Statement No. 123, Accounting for Stock-Based Compensation (in
        thousands, except per share data:)

                                                         Three Months Ended June 30,
                                                         ---------------------------
                                                            2003            2002
                                                         ---------       ---------
        Net Income as reported                           $   2,792       $   4,569
        Add:    stock-based compensation expense
                included in net income as reported,
                net of income tax effects                       11              30

        Deduct:  total stock-based employee
                    compensation determined under
                    a fair-value-based method for
                    all stock options and awards,
                    net of income tax effects                 (234)           (222)
                                                         ---------       ---------
        Pro forma net income                             $   2,569       $   4,377
                                                         =========       =========

        Earnings Per Share
                As reported                              $     .28       $     .46
                                                         =========       =========
                Pro forma                                $     .26       $     .44
                                                         =========       =========
        Diluted earnings per share
                As reported                              $     .28       $     .46
                                                         =========       =========
                Pro forma                                $     .26       $     .44
                                                         =========       =========

                                  Page 6 of 22

                                                           Six Months Ended June 30,
                                                           -------------------------
                                                              2003            2002
                                                           -------         ---------
        Net Income as reported                             $ 5,345         $ 9,241
        Add:   stock-based compensation
                expense included in net
                income as reported, net of
                income tax effects                              45              60

        Deduct:       total stock-based employee
                      compensation determined
                      under a fair-value-based
                      method for all stock options
                      and awards, net of income
                      tax effects                             (459)           (327)
                                                           -------         -------
        Pro forma net income                               $ 4,931         $ 8,974
                                                           =======         =======

        Earnings Per Share
                As reported                                $   .54         $   .94
                                                           =======         =======
                Pro forma                                  $   .50         $   .91
                                                           =======         =======
        Diluted earnings per share
                As reported                                $   .54         $   .93
                                                           =======         =======
                Pro forma                                  $   .50         $   .91
                                                           =======         =======

3.      During the second quarter of 2003, the administrative functions for employee benefits, retirement services, risk management, public relations, cash management and taxation of the corporate office and the Plumbing and Drain Cleaning business were
        combined to enable the Company to benefit from economies of scale.  In May 2003 the shareholders of the Company approved changing the corporation's name from Chemed Corporation to Roto-
        Rooter Inc. Due to these changes and the changing composition of businesses comprising the Company over the past several years, management re-evaluated the Company's segment reporting as it relates to corporate office administrative expenses.  The
        discontinuance of businesses in 1997 (Omnia Group and National
        Sanitary Supply), 2001 (Cadre Computer) and 2002 (Patient Care),
        results in more than 80% of the Company's business represented by Roto-Rooter's Plumbing and Drain Cleaning business.

        To better reflect how executive management evaluates its
        operations, the costs of the administrative functions of the corporate office have been combined with the operating results of the Plumbing and Drain Cleaning business (formerly the Roto-
        Rooter Group) to form the Plumbing and Drain Cleaning segment.
        The Service America segment remains essentially unchanged.  Data for the former Roto-Rooter Group and corporate office overhead for all prior periods have been restated for comparability purposes.

        As in the past, unallocated investing and financing income and expense includes interest income and expense dividend income and other nonoperating income and expense related to unallocated corporate assets and liabilities.

                                  Page 7 of 22

        Service revenues and sales and aftertax earnings by business segment follow (in thousands):

                                                   Three Months Ended                  Six Months Ended
                                                        June 30,                           June 30,
                                                 ----------------------             -----------------------
                                                   2003           2002                2003           2002
                                                 --------      --------             ---------     ---------

Service Revenues and Sales
--------------------------
Plumbing and Drain Cleaning                      $ 64,592      $ 63,095             $ 129,317     $ 128,374
Service America                                    12,679        15,987                25,599        31,561
                                                 --------      --------             ---------     ---------
        Total                                    $ 77,271      $ 79,082             $ 154,916     $ 159,935
                                                 ========      ========             =========     =========
Aftertax Earnings
-----------------
Plumbing and Drain Cleaning                      $  2,446      $  3,207             $   2,466(a)  $   5,714
Service America                                        35            59                    75           386
                                                  -------      --------             ---------     ---------
        Total Segment Earnings                   $  2,481      $  3,266             $   2,541     $   6,100

Unallocated Investing and Financing
           Income and Expense - Net                   311           179                 2,804(b)      1,150(c)
                                                 --------      --------             ---------     ---------
      Income from Continuing
           Operations                               2,792         3,445                 5,345         7,250
Discontinued Operations                                 -         1,124                     -         1,991
                                                 --------      --------             ---------     ---------
      Net Income                                 $  2,792      $  4,569             $   5,345     $   9,241
                                                 ========      ========             =========     =========

------------------
(a)   Amount includes aftertax severance charges of $2,358,000 ($.24 per share).
(b)   Amount includes aftertax capital gain on the sales of investments of $2,151,000 ($.22 per share) in the first quarter of 2003.
(c)   Amount includes aftertax capital gain on sales of investments of $775,000 ($.08 per share) in the first quarter of 2002.

4.      Other income--net from continuing operations comprises the following (in thousands):

                                                      Three Months Ended                    Six Months Ended
                                                           June 30,                              June 30,
                                                     --------------------               ----------------------
                                                       2003          2002                 2003           2002
                                                     ------       -------               ------          -----
      Market value adjustments
        on trading investments of
        deferred compensation trusts                 $1,217       $   (13)              $  565          $  (84)
      Interest income                                   703           619                1,518           1,255
      Dividend income                                   607           616                1,223           1,231
      Gains on sales of
        available-for-sale investments                    -             -                3,544           1,141
      Other                                             (73)         (269)                (133)             (1)
                                                     ------       -------               ------          ------
           Total                                     $2,454       $   953               $6,717          $3,542
                                                     ======       =======               ======          ======

5.      In March 2003, the Company and a corporate officer reached agreement providing for termination of the officer's employment in exchange for payment under her employment contract.  The contractual payments comprise a $1,000,000 lump sum payment made in March 2003 and monthly payments of $52,788 beginning March
        2003 and ending May 2007.  The present value of these payments
        ($3,627,000) is included in general and administrative expenses.

                                  Page 8 of 22

6.      Earnings per common share are computed using the weighted
        average number of shares of capital stock outstanding.  Diluted earnings per common share are computed below (in thousands except per share data):

                                                                  Income                Shares              Income
                                                                  (Numerator)           (Denominator)       Per Share
                                                                  -----------           -------------       ---------
       Income from Continuing Operations -
           For the Three Months Ended June 30,
       2003
           Earnings                                               $    2,792                 9,908          $   .28
                                                                                                            =======
           Dilutive stock options                                          -                    34
                                                                  ----------                 -----
                  Diluted earning                                 $    2,792                 9,942          $   .28
                                                                  ==========                 =====          =======
       2002
           Earnings                                               $    3,445                 9,857          $   .35
                                                                                                            =======
           Dilutive stock options                                          -                    41
                                                                  ----------                 -----
                  Diluted earning                                 $    3,445                 9,898          $   .35
                                                                  ==========                 =====          =======

       Net Income -
           For the Three Months Ended June 30,
       2003
           Earnings                                               $    2,792                 9,908          $   .28
                                                                                                            =======
           Dilutive stock options                                          -                    34
                                                                  ----------                 -----
                  Diluted earning                                 $    2,792                 9,942          $   .28
                                                                  ==========                 =====          =======
       2002
           Earnings                                               $    4,569                 9,857          $   .46
                                                                                                            =======
           Dilutive stock options                                          -                    41
                                                                  ----------                 -----
                  Diluted earning                                 $    4,569                 9,898          $   .46
                                                                  ==========                 =====          =======

       Income from Continuing Operations -
           For the Six Months Ended June 30,
       2003
           Earnings                                               $    5,345                 9,899          $   .54
                                                                                                            =======
           Dilutive stock options                                          -                    23
                                                                  ----------                 -----
                  Diluted earning                                 $    5,345                 9,922          $   .54
                                                                  ==========                 =====          =======
       2002
           Earnings                                               $    7,250                 9,850          $   .74
                                                                                                            =======
           Dilutive stock options                                          -                    41
                  Diluted earning                                 $    7,250                 9,891          $   .73
                                                                  ==========                 =====          =======

       Net Income -
           For the Six Months Ended June 30,
       2003
           Earnings                                               $    5,345                 9,899          $   .54
                                                                                                            =======
           Dilutive stock options                                          -                    23
                                                                  ----------                 -----
                  Diluted earning                                 $    5,345                 9,922          $   .54
                                                                  ==========                 =====          =======
       2002
           Earnings                                               $    9,241                 9,850          $   .94
                                                                                                            =======
           Dilutive stock options                                          -                    41
                                                                  ----------                 -----
                  Diluted earning                                 $    9,241                 9,891          $   .93
                                                                  ==========                 =====          =======

      The impact of the convertible preferred securities has been excluded from the above computations because it is antidilutive on earnings per share from continuing operations for all periods presented.

7.      The Company's total comprehensive income was (in thousands):

                                                      Three Months Ended                  Six Months Ended
                                                     --------------------               -------------------
                                                          June 30,                           June 30,
                                                     --------------------               -------------------
                                                       2003         2002                  2003        2002
                                                       ----         ----                  ----        ----
       Total Comprehensive
         Income/(Loss)                               $ 2,724      $ 4,472               $ 2,877     $ 9,232
                                                     =======      =======               =======     =======

        The difference between the Company's net income and
        comprehensive income is the unrealized appreciation or
        depreciation on its available-for-sale securities.

                                  Page 9 of 22

8.      During 2003, three purchase business combinations were completed within the Plumbing and Drain Cleaning segment for an aggregate purchase price of $1,944,000 ($1,538,000 in cash and a note payable for $406,000).  The businesses acquired provide drain cleaning and plumbing services under the Roto-Rooter name.  The results of operations of these businesses are not material.

        The purchase prices were allocated as follows (in thousands):

                           Goodwill                                      $ 1,793
                           Other                                             151
                                                                         -------
                                    Total purchase price                   1,944
                           Less: Note payable                               (406)
                                                                         -------
                                    Cash outlay                          $ 1,538
                                                                         =======

9.      In the normal course of business the Company enters into various guarantees and indemnifications in its relationships with
        customers and others.  Examples of these arrangements include guarantees of service and product performance.  The Company's experience indicates guarantees and indemnifications do not materially impact the Company's financial condition or results of operations.

10.     In August 2001, the Financial Accounting Standards Board
        ("FASB") approved the issuance of Statement of Financial
        Accounting Standards ("SFAS")No. 143, Accounting for Asset
        Retirement Obligations.  This statement became effective for fiscal years beginning after June 15, 2002, and requires
        recognizing legal obligations associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development or normal operation of a long-lived asset.  Since the Company has no material asset retirement obligations, the adoption of SFAS No. 143 in 2003 did not have a material impact on Roto-Rooter, Inc.'s financial statements.

11.     In July 2002, the FASB approved the issuance of SFAS No. 146,
        Accounting for Costs Associated with Exit or Disposal
        Activities.  Generally, SFAS No. 146 stipulates that defined exit costs (including restructuring and employee termination costs) are to be recorded on an incurred basis rather than on a commitment basis, as is presently required.  This statement is effective for exit or disposal activities initiated after
        December 31, 2002. The adoption of SFAS No. 146 in 2003 did not have a material impact on Roto-Rooter, Inc.'s financial
        statements.

12.     In November 2002, the FASB approved the issuance of FASB
        Interpretation ("FIN") No. 45, Guarantor's Accounting and
        Disclosure for Guarantees, Including Indirect Guarantees of
        Indebtedness of Others.  The initial recognition and initial measurement provisions of the Interpretation are applicable to guarantees issued or modified after December 31, 2002. The adoption of FIN No. 45 in 2003 did not have a material impact on
        Roto-Rooter, Inc.s financial statements.

                                  Page 10 of 22

13.     In December 2002, the FASB issued SFAS No. 148, Accounting for
        Stock-Based Compensation--Transition and Disclosure.  It is
        effective for annual periods ending, and for interim periods beginning, after December 15, 2002.  Because the Company uses
        Accounting Principles Board Opinion No. 25, Accounting for Stock
        Issued to Employees, to account for stock-based compensation, the adoption of SFAS No. 148 in 2003 did not have a material impact on Roto-Rooter, Inc.'s financial statements.

14.     In January 2003, the FASB approved the issuance of FIN No. 46,
        Consolidation of Variable Interest Entities.  It is effective for variable interest entities created after January 31, 2003, and for variable interest entities in which an enterprise
        obtains an interest after that date.  The adoption of this statement did not have a material impact on the Company's
        financial statements.

15.     In May 2003, the FASB approved the issuance of SFAS No. 150,
        Accounting for Certain Financial Instruments with
        Characteristics of both Liabilities and Equity.  As a result of the issuance of this pronouncement, the Company now reports the mandatorily redeemable convertible preferred securities of the
        Chemed Capital Trust as a noncurrent liability rather than in the "mezzanine" (i.e., between liabilities and equity) as
        reported previously.  This reclassification does not affect the
        Company's compliance with its debt covenants.  The adoption of this statement did not impact the statement of income.

16.     On August 7, 2003, Vitas Healthcare Corporation ("Vitas") gave notice that it will retire the Company's investment in the 9%
        Redeemable Preferred Stock Of Vitas on August 18, 2003.  Cash
        proceeds to the Company will total $27.3 million and the Company will realize a pretax gain of approximately $1.8 million in the third quarter of 2003.  During 2003, the dividends on this investment contributed $628,000 per quarter to the aftertax earnings of the Company.  Dividends will cease to accrue on
        August 17, 2003.

        The Company holds three warrants for the purchase of up to approximately 48% of the outstanding common stock of Vitas.  The
        Board of Directors of the Company recently authorized the
        exercise of all or a portion of these warrants.

                                  Page 11 of 22

                  Item 2. Management's Discussion and Analysis
                of Financial Condition and Results of Operations

Financial Condition
                  The decline in other investments from $37,326,000 at
December 31, 2002 to $32,789,000 at June 30, 2003 is due to the sale of investments during the first quarter of 2003.  The decline in other current liabilities from $21,657,000 at December 31, 2002 to
$19,631,000 at June 30, 2003 is primarily due to the payment in the first quarter of 2003 of incentive compensation and discretionary thrift plan contributions for 2002.  There are no other significant changes in the balance sheet accounts during the first six months of
2003.
                  At June 30, 2003, Roto-Rooter, Inc. had approximately
$98.6 million of lines of credit with various banks.  Management believes its liquidity and sources of capital are satisfactory for the Company's needs in the foreseeable future.

Results of Operations
Second Quarter 2003 versus Second Quarter 2002-Consolidated Results
                  The Company's service revenues and sales for the second
quarter of 2003 declined 2% versus revenues for the second quarter of 2002.  This $1.8 million decline was attributable to the
following (dollar amounts in thousands):

                                                        Increase/(Decrease)
                                                     ------------------------
                                                     Amount           Percent
                                                     ------           -------
        Service America
                  Service contracts                 $(2,312)           (20.0)%
                  Demand services                      (996)           (22.5)
        Plumbing and Drain Cleaning
                  Plumbing                              807              3.3
                  Drain cleaning                       (388)            (1.5)
                  Other                               1,078              9.0
                                                    -------
                       Total                        $(1,811)            (2.3)%
                                                    =======

                  The decline in Service America's service contract revenues is attributable to selling insufficient new service contracts to replace contracts cancelled or not renewed.  The annualized value of contracts in place during the second quarter of 2003 was 20% lower than the 2002 quarter.  As revenues from demand services are largely dependent upon service contract customers, the decline in service contracts in place was largely responsible for the decline in demand services in 2003.
                  The increase in plumbing revenues for the second quarter
of 2003 versus 2002 comprises a 1.8% increase in the number of jobs performed, and a 1.5% increase in the average price per job.  The decline in drain cleaning revenues for the second quarter of 2003 versus 2002 comprised a 4.0% decrease in the number of jobs
partially offset by a 2.5% increase in the average price per job.
The increase in other revenues for the second quarter of 2003 versus
2002 is attributable to increases in product sales, industrial and municipal sales and license revenues from contractor operations.

                                  Page 12 of 22

The consolidated gross margin was 41% in the second quarters of 2003 and 2002.  On a segment basis, the Plumbing and Drain Cleaning segment's gross margin declined 1.2% points, primarily due to increased labor costs.  Service America's gross margin increased
1.0% points due to reduced labor costs as a result of recent reductions in service technician headcount.
                  General and administrative expenses for the second quarter of 2003 were $14,532,000, an increase of $2,024,000 (16.2%) versus the second quarter of 2002.  Of this increase, $1,230,000 was attributable to market gains on assets of deferred compensation trusts in the second quarter of 2003 versus a small loss in such assets in 2002 (all within the Plumbing and Drain Cleaning segment).
These gains and losses are included in other income with an
equivalent charge or credit to general and administrative expenses for the change in the related deferred compensation liability.  The remainder of the increase is primarily attributable to higher expenses in the Plumbing and Drain cleaning segment as the result of higher legal expenses during the 2003 quarter and normal salary and wage increases during 2003.
                  Selling and marketing expenses for the second quarter of
2003 were $11,339,000, an increase of $551,000 (5.1%) versus the second quarter of 2002.  Selling and marketing expenses of the
Plumbing and Drain Cleaning segment increased $939,000 (10.3%) in the 2003 quarter, largely as the result of higher expenses
(primarily wages and benefits) for centralized call centers.  For
Service America, selling and marketing expenses declined $388,000
(23.6%) in 2003, primarily as the result of the reduction in the number of employees.
                  Depreciation expense for the second quarter of 2003
declined $496,000 (14.2%) from $3,486,000 in the second quarter of
2002 to $2,990,000 in the 2003 quarter.  $248,000 of this decline relates to the Service America segment and $248,000 relates to the
Plumbing and Drain Cleaning segment.  Both reductions were primarily attributable to reduced depreciation on service vehicles, resulting from recent declines in capital outlays.
                  Income from operations declined $2,877,000 (50.7%) from
$5,676,000 in the second quarter of 2002 to $2,799,000 in the second quarter of 2003.  Substantially all of this decline occurred within the Plumbing and Drain Cleaning segment.  $1,230,000 was
attributable to the aforementioned increase in deferred compensation expense (which is completely offset in the "other income" line of the statement of income).  Higher call center expenses and higher legal fees in the 2003 quarter contributed significantly to the decline in income from operations.
                  Interest expense, substantially all of which is incurred
as Unallocated Investing and Financing income/expense, declined from
$763,000 in the second quarter of 2002 to $599,000 in the 2003 quarter.  This decline is primarily attributable to lower debt levels in 2003 as the result of using cash proceeds from the sale of
Patient Care late in 2002 to pay down the Company's revolving line of credit.

                                  Page 13 of 22

                  Other income increased $1,501,000 in the second quarter of
2003 versus the second quarter of 2002.  Most of this increase
($1,230,000) is attributable to the aforementioned increase in market adjustments for assets held in deferred compensation trusts in the 2003 quarter (which is entirely offset in the "general and administrative expense" category of the statement of income).
                  The Company's effective income tax rate declined from
38.4% in the second quarter of 2002 to 36.3% in the second quarter of 2003.  This decline is attributable to a lower effective state and local tax rate in the Plumbing and Drain Cleaning segment and to a larger dividend exclusion (Unallocated Investing and Financing income/expense) as a percent of pretax income in the 2003 quarter versus 2002.
                  Income from continuing operations for the second quarter
declined $653,000 from $3,445,000 ($.35 per share) in 2002 to
$2,792,000 ($.28 per share) in 2003.  Most of this decline is attributable to lower earnings of the Plumbing and Drain Cleaning
Segment in 2003.
                  Net income for the second quarter declined $1,769,000 from
$4,569,000 ($.46 per share) in 2002 to $2,792,000 ($.28 per share)
in 2003.  Net income for the 2002 quarter included $1,124,000 ($.11 per share) from the operations of Patient Care sold in October 2002.

Second Quarter 2003 versus Second Quarter 2002-Segment Results
                  Data relating to the increase or decrease in service
revenues and sales and to aftertax earnings as a percent of sales for each segment are set forth below:

                                                     Service Revenues               Aftertax Earnings as a
                                                     and Sales Percent              Percent of Revenues
      Three Months Ended                             Increase/(Decrease)              (Aftertax Margin)
                                                                                    ---------------------
            June 30,                                    2003 vs. 2002                  2003          2002
      ------------------                             ------------------             --------     ---------
      Plumbing and Drain Cleaning                            2%                       3.8%          5.1%
      Service America                                      (21)                        0.3           0.4
           Total                                            (2)                        3.2           4.1

           The change in aftertax earnings for the second quarter of
2003 versus 2002 is summarized below (in thousands):

                                                               Increase/
                                                               (Decrease)
                                                               ---------
           Service America                                     $     (24)
           Plumbing and Drain Cleaning                              (761)
           Unallocated Investing and Financing                       132
                                                               ---------
                  Income from continuing operations            $    (653)
                                                               =========

The decline in the aftertax earnings and the related decline in the aftertax margin of the Plumbing and Drain Cleaning segment is primarily attributable to higher labor costs, higher call center costs and higher legal expenses during the 2003 quarter. The increase in Unallocated Investing and Financing income/expense is attributable to interest income on the $12.5 million note receivable from the sale of Patient Care in October 2002.

                                  Page 14 of 22

Six Months 2003 versus Six Months 2002 - Consolidated Results
-------------------------------------------------------------
                  The Company's service revenues and sales for the first six months of 2003 declined 3% versus revenues for the first six months of 2002.  This $5.0 million decline was attributable to the
following (dollar amounts in thousands):

                                                    Increase/(Decrease)
                                                  Amount          Percent
                                                 --------        --------
      Service America
           Service contracts                     $(4,313)        (18.5)%
           Demand services                        (1,649)        (19.9)
      Plumbing and Drain Cleaning
           Plumbing                                  604           1.2
           Drain cleaning                           (808)         (1.5)
           Other                                   1,147           4.6
                                                 -------
                  Total                          $(5,019)         (3.1)%
                                                 =======

                  The decline in Service America's revenues is attributable
to selling insufficient new service contracts to replace contracts cancelled or not renewed.  The annualized value of contracts in place during the first six months of 2003 was 19% lower than the
2002 period.  The decline in service contracts in place was largely responsible for the decline in demand services in 2003.
                  The increase in the plumbing revenues for the first six
months of 2003 versus 2002 comprises a 1.9% increase in the number of jobs performed and a .7% decline in the average price per job.
The decline in drain cleaning revenues for the first six months of
2003 versus 2002 comprise a 4.0% decrease in the number of jobs partially offset by a 2.5% increase in the average price per job.
The increase in other revenues for the first six months of 2003 versus 2002 is attributable to increases in industrial and municipal sales and contractor operations.
                  The consolidated gross margin was 40.8% in the first six
months of 2003 and 40.5% in the 2002 period.  On a segment basis, the Plumbing and Drain Cleaning segment's gross margin was
essentially the same in both periods.  Service America's gross margin increased 1.1% points due to reduced labor costs as a result of recent reductions in service technician headcount.
                  General and administrative expenses for the first six
months of 2003 were $31,056,000, an increase of $5,894,000 (23.4%)
versus the first six months of 2002.  Expenses for the 2003 period include a $3,627,000 charge from severance for a corporate officer in 2003.  In addition, $649,000 of this increase was attributable to recording market gains on assets of deferred compensation trusts in the first six months of 2003 versus a small loss in such assets in
2002 (all within the Plumbing and Drain Cleaning segment).  These gains and losses are included in other income with an equivalent charge or credit to general and administrative expenses for the change in the related deferred compensation liability.  The
remainder of the increase is primarily attributable to higher expenses in the Plumbing and Drain cleaning segment as the result of higher legal expenses during the 2003 period and normal salary and wage increases during 2003.

                                  Page 15 of 22

                  Selling and marketing expenses for the first six months of
2003 were $22,417,000, a decline of $364,000 (1.6%) versus the first six months of 2002.  Selling and marketing expenses of the Plumbing and Drain Cleaning segment increased $523,000, 2.7% in the 2003 period, largely as the result of higher salaries and wages in 2003.
For Service America selling and marketing expenses declined $887,000
(26.5%) in 2003, primarily as the result of the reduction in the number of employees.
                  Depreciation expense for the first six months of 2003
declined $936,000 (13.4%) from $6,978,000 in the first six months of
2002 to $6,042,000 in the 2003 period.  $458,000 of this decline relates to the Service America segment and $478,000 relates to the
Plumbing and Drain Cleaning segment.  Both reductions were primarily attributable to reduced depreciation on service vehicles, resulting from recent declines in capital outlays.
                  Income from operations declined $6,244,000 (63.2%) from
$9,882,000 in the first six months of 2002 to $3,638,000 in the first six months of 2003.  Most of this decline occurred withing the
Plumbing and Drain Cleaning segment.  The previously mentioned severance charge in the first quarter of 2003 accounted for
$3,627,000 of the decline while $649,000 of the decline was
attributable to the  increase in deferred compensation expense
(which is completely offset in the "other income" line of the statement of income).  Higher call center expenses and higher legal fees in the 2003 period contributed significantly to the decline in income from operations.
                  Interest expense, substantially all of which is incurred
as Unallocated Investing and Financing income/expense, declined from
$1,536,000 in the first six months of 2002 to $1,138,000 in the 2003 period.  This is primarily attributable to lower debt levels in 2003 as the result of using cash proceeds from the sale of Patient Care in 2002 to pay down the Company's revolving line of credit.
                  Other income increased $3,175,000 in the first six months
of 2003 versus the first six months of 2002.  This increase is primarily attributable to larger capital gains on the sales of investments ($3,544,000 in the first six months of 2003 versus
$1,141,000 in 2002) and the aforementioned increase in market adjustments for assets held in deferred compensation trusts
($649,000) in the 2003 period (which is entirely offset in the
"general and administrative expense" category of the statement of income).
                  The Company's effective income tax rate increased from
36.1% in the first six months of 2002 to 38.4% in the first six months of 2003.  This is primarily attributable to the lack of a state income tax benefit on the severance charges incurred in 2003.
                  Income from continuing operations for the first six months declined $1,905,000 from $7,250,000 ($.74 per share and $.73 per diluted share) in 2002 to $5,345,000 ($.54 per share) in 2003.
Earnings for the first six months of 2003 included an aftertax severance charge of $2,358,000 ($.24 per share) and aftertax capital gains on the sales of investments of $2,151,000 ($.22 per share).
Earnings for 2002 included capital gains on the sales of investments of $775,000 ($.08 per share).

                                  Page 16 of 22

                  Net income for the first six months declined $3,896,000
from $9,241,000 ($.94 per share and $.93 per diluted share) in 2002 to $5,345,000 ($.54 per share) in 2003.  Net income for the 2002 period included $1,991,000 ($.20 per share) from the operations of
Patient Care sold in October 2002.

Six Months 2003 versus Six Months 2002 - Segment Results
--------------------------------------------------------
                  Data relating to the increase or decrease in service
revenues and sales and to aftertax earnings as a percent of sales for each segment are set forth below:

                                           Service Revenues           Aftertax Earnings as a
                                           and Sales Percent          Percent of Revenues
      Six Months Ended                     Increase/(Decrease)          (Aftertax Margin)
                                                                      ----------------------
            June 30,                          2003 vs. 2002              2003           2002
      -------------------                  ------------------         -------        -------
      Plumbing and Drain Cleaning                  1%                   1.9%           4.5%
      Service America                            (19)                    0.3            1.2
           Total                                  (3)                    1.6            3.8

                  The change in aftertax earnings for the first six months
of 2003 versus 2002 is summarized below (in thousands):

                                                                      Increase/
                                                                     (Decrease)
                                                                     ----------
           Service America                                           $    (311)
           Plumbing and Drain Cleaning                                  (3,248)
           Unallocated Investing and Financing                           1,654
                                                                     ---------
                  Income from continuing operations                  $  (1,905)
                                                                     =========

The decline in the aftertax earnings of Service America during the first six months of 2003 versus 2002 is attributable largely to the negative impact of leverage (relatively fixed general and
administrative expenses during a period of declining revenues).  The decline in the aftertax earnings and the related decline in the aftertax margin of the Plumbing and Drain Cleaning segment is primarily attributable to a severance charge incurred in the first quarter of 2003 for a corporate officer ($2,358,000). The remainder of the decline in this segment's earnings is attributable to higher call center costs and higher legal expenses during the 2003 period.
The increase in Unallocated Investing and Financing income/expense is attributable to larger aftertax capital gains in the 2003 period
($2,151,000 in 2003 versus $775,000 in 2002) and to interest income on the $12.5 million note receivable from the sale of Patient Care in October 2002 ($322,000).

Recent Accounting Statements
----------------------------
                  In August 2001, the Financial Accounting Standards Board
("FASB") approved the issuance of Statement of Financial Accounting
Standards ("SFAS")No. 143, Accounting for Asset Retirement
Obligations.  This statement became effective for fiscal years beginning after June 15, 2002, and requires recognizing legal obligations associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development

                                  Page 17 of 22

or normal operation of a long-lived asset.  Since the Company has no material asset retirement obligations, the adoption of SFAS No. 143 in 2003 did not have a material impact on Roto-Rooter, Inc.'s financial statements.
                  In July 2002, the FASB approved the issuance of SFAS No.
146, Accounting for Costs Associated with Exit or Disposal
Activities.  Generally, SFAS No. 146 stipulates that defined exit costs (including restructuring and employee termination costs) are to be recorded on an incurred basis rather than on a commitment basis, as is presently required.  This statement is effective for exit or disposal activities initiated after December 31, 2002. The adoption of SFAS No. 146 in 2003 did not have a material impact on
Roto-Rooter, Inc.'s financial statements.
                  In November 2002, the FASB approved the issuance of FASB
interpretation ("FIN") No. 45, Guarantor's Accounting and Disclosure
for Guarantees, Including Indirect Guarantees of Indebtedness of
Others.  The initial recognition and initial measurement provisions of the Interpretation are applicable to guarantees issued or modified after December 31, 2002. The adoption of FIN No. 45 in 2003 did not have a material impact on Roto-Rooter, Inc.'s financial statements.
                  In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation--Transition and Disclosure.  It is
effective for annual periods ending, and for interim periods beginning, after December 15, 2002.  Because the Company uses
Accounting Principles Board Opinion No. 25, Accounting for Stock
Issued to Employees, to account for stock-based compensation, the adoption of SFAS No. 148 in 2003 did not have a material impact on
Roto-Rooter, Inc.'s financial statements.
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
                  In May 2003, the FASB approved the issuance of SFAS No.
150, Accounting for Certain Financial Instruments with
Characteristics of both Liabilities and Equity.  As a result of the issuance of this pronouncement, the Company now reports the
mandatorily redeemable convertible preferred securities of the
Chemed Capital Trust as a noncurrent liability rather than in the
"mezzanine" (i.e., between liabilities and equity) as reported previously.  This reclassification does not affect the Companys compliance with its debt covenants.  The adoption of this statement did not impact the statement of income.

                                  Page 18 of 22

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
                  The Company recently carried out an evaluation, under the
supervision of the Company's President and Chief Executive Officer,
and with the participation of the Executive Vice President and
Treasurer and the Vice President and Controller, of the
effectiveness of the design and operation of the Company's
disclosure controls and procedures pursuant to Exchange Act Rules
13a-14/15d-14(a).  Based upon the foregoing, the Company's President and Chief Executive Officer, Executive Vice President and Treasurer
and Vice President and Controller concluded that as of the date of this report the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company and its consolidated subsidiaries required to be included in the Company's Exchange Act reports.  There have been no significant changes in internal control over financial reporting during the quarter ended June 30, 2003.

                                  Page 19 of 22

                            PART II OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Security Holders
      (a)         Roto-Rooter, Inc. held its annual meeting of stockholders
                  on May 19, 2003.

      (b)         The names of directors elected at this annual meeting are
                  as follows:

                           Edward L. Hutton            Sandra E. Laney
                           Kevin J. McNamara           Timothy S. O'Toole
                           Charles H. Erhart, Jr.      Donald E. Saunders
                           Joel F. Gemunder            George J. Walsh III
                           Patrick P. Grace            Frank E. Wood
                           Thomas C. Hutton

      (c)         The stockholders ratified the selection by the Audit
                  Committee of the Board of Directors of
                  PricewaterhouseCoopers LLP as independent accountants for
                  the Company and its consolidated subsidiaries for the year
                  2003:  9,212,452 votes were cast in favor of the proposal,
                  148,890 votes were cast against it, 25,299 votes
                  abstained, and there were no broker non-votes.

      (d)         The stockholders then voted on the approval and adoption
                  of an amendment to the Certificate of Incorporation
                  changing the Company's name to Roto-Rooter, Inc.:
                  9,314,899 votes were cast in favor of the proposal, 51,156 votes were cast against it, 20,586 votes abstained, and
                  there were no broker non-votes.

                  With respect to the election of directors, the number of
                  votes cast for each nominee was as follows:

                                                   For             Against
                                                ---------         ---------
                  Edward L. Hutton              8,085,483         1,301,158
                  Kevin J. McNamara             8,100,177         1,286,464
                  Charles H. Erhart, Jr.        8,157,616         1,229,025
                  Joel F. Gemunder              8,100,419         1,286,223
                  Patrick P. Grace              8,159,965         1,226,676
                  Thomas C. Hutton              8,095,422         1,291,219
                  Sandra E. Laney               7,843,740         1,542,901
                  Timothy S. O'Toole            8,103,108         1,283,533
                  Donald E. Saunders            8,090,958         1,295,683
                  George J. Walsh, III          8,169,375         1,217,266
                  Frank E. Wood                 8,165,849         1,220,792

                                  Page 20 of 22

Item 6.           Exhibits and Reports on Form 8-K
-------           --------------------------------

      (a)         Exhibits
      ---         --------

                  Exhibit No.        Description
                  -----------        -----------

                  31.1               Certification by Kevin J. McNamara
                                     pursuant to Rule 13A - 14 of the
                                     Exchange Act of 1934.

                  31.2               Certification by Timothy S. O'Toole
                                     pursuant to Rule 13A - 14 of the
                                     Exchange Act of 1934.

                  31.3               Certification by Arthur V. Tucker, Jr.
                                     pursuant to Rule 13A - 14 of the
                                     Exchange Act of 1934.

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
                                     Sarbanes-Oxley Act of 2002.

                  99.3               Certification by Arthur V. Tucker, Jr.
                                     pursuant to Section 906 of the
                                     Sarbanes-Oxley Act of 2002.

      (b)         Reports on Form 8-K
      ---         -------------------

                  -        A Current Report on Form 8-K, dated May 19, 2003, was
                           filed May 21, 2003.  The report includes the
                           Company's announcement of changing its name from
                           Chemed Corporation to Roto-Rooter, Inc.
                  -        A Current Report on Form 8-K, dated July 17, 2003,
                           was filed July 21, 2003.  The report includes the
                           Company's earnings announcement for the second
                           quarter.
                  -        An Amended Current Report on Form 8-K/A, dated July
                           17, 2003, was filed July 21, 2003.  The report
                           includes the Company's earnings announcement
                           (including a properly formatted balance sheet) for
                           the second quarter.

                                  Page 21 of 22

                                   SIGNATURES

      Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                Roto-Rooter, Inc.
                                                -----------------
                                                (Registrant)

Dated:     August 13, 2003               By     /s/ Kevin J. McNamara
           ---------------                      ---------------------
                                                Kevin J. McNamara
                                                (President and Chief
                                                 Executive Officer)

Dated:     August 13, 2003               By     /s/ Timothy S. O'Toole
           ---------------                      ----------------------
                                                Timothy S. O'Toole
                                                (Executive Vice President
                                                 and Treasurer)

Dated:     August 13, 2003               By     /s/ Arthur V. Tucker, Jr.
           ---------------                      -------------------------
                                                Arthur V. Tucker, Jr.
                                                (Vice President and
                                                 Controller)

                                  Page 22 of 22