Form 10-Q
period 2003-09-30
ROTO-ROOTER INC
filed 2003-11-14
CIK 19584

================================================================================

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                   Quarterly Report Under Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934

                      For Quarter Ended September 30, 2003

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

Class                        Amount                    Date

Capital Stock           9,882,254 Shares     October 31, 2003
$1 Par Value

================================================================================

                                  Page 1 of 26

                              ROTO-ROOTER, INC. AND
                              SUBSIDIARY COMPANIES

                                      Index

                                                                       Page No.
                                                                       --------

PART I.    FINANCIAL INFORMATION:

     Item 1.  Financial Statements
        Consolidated Balance Sheet -
                 September 30, 2003 and
                 December 31, 2002                                           3

        Consolidated Statement of Income -
                 Three months and nine months ended
                 September 30, 2003 and 2002                                 4

        Consolidated Statement of Cash Flows -
                 Nine months ended
                 September 30, 2003 and 2002                                 5

        Notes to Unaudited Financial Statements                              6

     Item 2.  Management's Discussion and Analysis of
                       Financial Condition and Results of
                       Operations                                           16

     Item 4.         Controls and Procedures                                24

PART II.   OTHER INFORMATION

     Item 6.         Exhibits and Reports on Form 8-K                       25

                                  Page 2 of 26

                          PART I. FINANCIAL INFORMATION
                          Item 1. Financial Statements
                   ROTO-ROOTER, INC. AND SUBSIDIARY COMPANIES
                      UNAUDITED CONSOLIDATED BALANCE SHEET
                 (in thousands except share and per share data)

                                                                                   September 30,        December 31,
                                                                                        2003                 2002*
                                                                                   -------------        ------------
                                                                                                         (restated-
                                                                                                         see Note 2)
ASSETS
         Current assets
             Cash and cash equivalents                                                $   72,607        $   37,731
             Accounts receivable, less allowances of $2,681
                (2002 - $3,309)                                                           13,310            14,643
             Inventories                                                                   8,548             9,493
             Statutory deposits                                                            9,852            12,323
             Current deferred income taxes                                                 9,167             9,894
             Prepaid expenses and other current assets                                     8,616             7,716
                                                                                      ----------        ----------
                 Total current assets                                                    122,100            91,800
         Investments of deferred compensation plans held in trust                         16,832            15,176
         Other investments                                                                 5,546            37,326
         Note receivable                                                                  12,500            12,500
         Properties and equipment, at cost less accumulated
            depreciation of $62,917 (2002 - $62,370)                                      47,456            48,361
         Identifiable intangible assets less accumulated
            amortization of $7,609 (2002 - $7,167)                                         2,450             2,889
         Goodwill less accumulated amortization                                          113,437           110,843
         Other assets                                                                     16,907            17,034
                                                                                      ----------        ----------
                      Total Assets                                                    $  337,228        $  335,929
                                                                                      ==========        ==========

LIABILITIES
         Current liabilities
             Accounts payable                                                         $    5,033        $    5,686
             Current portion of long-term debt                                               463               409
             Income taxes                                                                  7,294             7,348
             Deferred contract revenue                                                    16,053            17,321
             Accrued insurance                                                            16,844            17,448
             Other current liabilities                                                    20,347            23,513
                                                                                      ----------        ----------
                 Total current liabilities                                                66,034            71,725
         Long-term debt                                                                   25,635            25,603
         Mandatorily redeemable convertible preferred securities of
            the Chemed Capital Trust                                                      14,146                 -
         Deferred compensation liabilities                                                16,824            15,196
         Other liabilities                                                                10,105            10,797
                                                                                      ----------        ----------
                      Total Liabilities                                                  132,744           123,321
                                                                                      ==========        ==========

MANDATORILY REDEEMABLE CONVERTIBLE PREFERRED SECURITIES OF THE
         CHEMED CAPITAL TRUST                                                                  -            14,186
                                                                                      ----------        ----------

STOCKHOLDERS' EQUITY
         Capital stock-authorized 15,000,000 shares $1 par;
             issued 13,452,358 (2002 - 13,448,475) shares                                 13,452            13,448
         Paid-in capital                                                                 169,406           168,299
         Retained earnings                                                               134,143           127,938
         Treasury stock - 3,573,604 (2002 - 3,630,689) shares, at cost (110,492)                          (111,582)
         Unearned compensation                                                            (3,389)           (4,694)
         Deferred compensation payable in Company stock                                    2,294             2,280
         Notes receivable for shares sold                                                   (930)             (952)
         Accumulated other comprehensive income                                                -             3,685
                                                                                      ----------        ----------
                      Total Stockholders' Equity                                         204,484           198,422
                                                                                      ----------        ----------
                      Total Liabilities and Stockholders' Equity                      $  337,228        $  335,929
                                                                                      ==========        ==========

                 * Reclassified to conform to 2003 presentation
            See accompanying notes to unaudited financial statements.

                                  Page 3 of 26

                   ROTO-ROOTER, INC. AND SUBSIDIARY COMPANIES
                   UNAUDITED CONSOLIDATED STATEMENT OF INCOME
                      (in thousands except per share data)

                                                            Three Months Ended          Nine Months Ended
                                                              September 30,               September 30,
                                                           ---------------------      ----------------------
                                                           2003           2002         2003           2002
                                                           --------     --------      --------      --------
                                                                      (restated-                   (restated-
                                                                      see Note 2)                  see Note 2)
Continuing Operations
   Service revenues and sales                              $ 75,172     $ 75,322      $230,088      $235,257
                                                           --------     --------      --------      --------
   Cost of services provided and goods sold
         (excluding depreciation)                            44,215       44,314       135,978       139,446
   General and administrative expenses                       14,138       11,537        45,194        36,699
   Selling and marketing expenses                            11,469       10,677        31,560        31,441
   Depreciation                                               2,983        3,424         9,025        10,402
                                                           --------     --------      --------      --------
             Total costs and expenses                        72,805       69,952       221,757       217,988
                                                           --------     --------      --------      --------
             Income from operations                           2,367        5,370         8,331        17,269
   Interest expense                                            (487)       (709)        (1,625)       (2,245)
   Distributions on preferred securities                       (268)       (268)          (804)         (809)
   Other income - net                                         3,049          268         9,766         3,810
                                                           --------     --------      --------      --------
             Income before income taxes                       4,661        4,661        15,668        18,025
   Income taxes                                              (1,748)      (1,725)       (5,898)       (6,527)
             Income from continuing operations                2,913        2,936         9,770        11,498
Discontinued operations                                           -        3,929             -         5,920
                                                           --------     --------      --------      --------
Net Income                                                 $  2,913     $  6,865      $  9,770      $ 17,418
                                                           ========     ========      ========      ========

Earnings Per Share
         Income from continuing operations                 $    .29     $    .30      $    .99      $   1.17
                                                           ========     ========      ========      ========
         Net income                                        $    .29     $    .70      $    .99      $   1.77
                                                           ========     ========      ========      ========
         Average number of shares outstanding                 9,941        9,861         9,913         9,854
                                                           ========     ========      ========      ========

Diluted Earnings Per Share
         Income from continuing operations                 $    .29     $    .30      $    .98      $   1.16
                                                           ========     ========      ========      ========
         Net income                                        $    .29     $    .70      $    .98      $   1.76
                                                           ========     ========      ========      ========
         Average number of shares outstanding                 9,988        9,867         9,940         9,882
                                                           ========     ========      ========      ========

Cash Dividends Per Share                                   $    .12     $    .11      $    .36      $    .33
                                                           ========     ========      ========      ========

            See accompanying notes to unaudited financial statements.

                                  Page 4 of 26

                                             ROTO-ROOTER, INC. AND SUBSIDIARY COMPANIES
                                           UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOWS
                                                           (in thousands)

                                                                                        Nine Months Ended
                                                                                          September 30,
                                                                                   2003                 2002*
                                                                                ---------             --------
                                                                                                     (restated -
                                                                                                     see Note 2)
Cash Flows From Operating Activities
     Net income                                                                 $   9,770             $ 17,418
     Adjustments to reconcile net income to net cash provided
       by operating activities:
             Depreciation and amortization                                          9,564               10,954
             Gains on sales and redemption of available-for-sale
               investments                                                         (5,390)              (1,141)
             Provision for deferred income taxes                                    1,403                  971
             Provision for uncollectible accounts receivable                          129                1,335
             Discontinued operations                                                    -               (5,920)
             Changes in operating assets and liabilities, excluding
               amounts acquired in business combinations
                 Decrease/(increase) in accounts receivable                         1,204                 (688)
                 Decrease in inventories                                              945                  313
                 Decrease in statutory deposits                                     2,471                1,027
                 Increase in prepaid expenses and other
                       current assets                                              (1,077)                (503)
                 Decrease in accounts payable, deferred contract
                       revenue and other current liabilities                       (5,449)              (6,494)
                 Increase in income taxes                                             976                4,538
                 Increase in other assets                                          (1,253)                (583)
                 Increase/(decrease) in other liabilities                           2,395                 (784)
             Noncash expense of internally financed ESOPs                           1,305                2,349
             Other sources/(uses)                                                     (18)               1,142
                                                                                ---------             --------
             Net cash provided by continuing operations                            16,975               23,934
             Net cash provided by discontinued operations                               -                5,287
                                                                                ---------             --------
             Net cash provided by operating activities                             16,975               29,221
                                                                                =========             ========

Cash Flows From Investing Activities
     Capital expenditures                                                          (8,520)              (8,951)
     Proceeds from sales of available-for-sale investments                         31,763                1,917
     Business combinations, net of cash acquired                                   (2,229)              (1,230)
     Net proceeds/(uses) by discontinued operations                                (1,119)                 569
     Proceeds from sales of property and equipment                                    511                2,245
     Investing activities from discontinued operations                                  -                 (474)
     Other uses                                                                      (336)                (443)
                                                                                ---------             --------
             Net cash provided/(used) by investing activities                      20,070               (6,367)
                                                                                =========             ========

Cash Flows From Financing Activities
     Dividends paid                                                                (3,568)              (3,252)
     Issuance of capital stock                                                      1,519                  810
     Purchases of treasury stock                                                     (274)              (3,196)
     Repayment of long-term debt                                                     (320)             (15,296)
     Proceeds from issuance of long-term debt                                           -                5,000
     Other sources/(uses)                                                             474                  (42)
                                                                                ---------             --------
             Net cash used by financing activities                                 (2,169)             (15,976)
                                                                                ---------             --------

Increase In Cash and Cash Equivalents                                              34,876                6,878
Cash and cash equivalents at beginning of period                                   37,731                8,725
                                                                                ---------             --------
Cash and cash equivalents at end of period                                      $  72,607             $ 15,603
                                                                                =========             ========

               * Reclassified for operations discontinued in 2002
            See accompanying notes to unaudited financial statements.

                                  Page 5 of 26

                   ROTO-ROOTER, INC. AND SUBSIDIARY COMPANIES
                     Notes to Unaudited Financial Statements

1.      The accompanying unaudited consolidated financial statements have been prepared in accordance with Rule 10-01 of SEC Regulation S-X.
        Consequently, they do not include all the disclosures required under generally accepted accounting principles for complete financial statements.  However, in the opinion of the management of the Company, the financial statements presented herein contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position, results of operations and cash flows of the Company.  For further information regarding the Company' accounting policies, refer to the
        consolidated financial statements and notes included in the
        Company' Annual Report on Form 10-K/A or the year ended December
        31, 2002, to be filed.

        The Company uses Accounting Principles Board Opinion No. 25 ("APB
        No. 25"), Accounting for Stock Issued to Employees, to account for stock-based compensation.  Since the Company' stock options qualify as fixed options under APB No. 25 and since the option price equals the market price on the date of grant, there is no compensation expense for stock options.  Stock awards are expensed during the period the related services are provided.

        The following table illustrates the effect on net income and earnings per share if the Company had applied the fair-value-
        recognition provisions of Financial Accounting Standards Board
        Statement No. 123, Accounting for Stock-Based Compensation (in
        thousands, except per share data:)
                                                                             Three Months Ended
                                                                               September 30,
                                                                          2003             2002
                                                                       ---------        ---------
        Net Income                                                     $   2,913        $   6,865
        Add:    stock-based compensation expense
                included in net income as reported,
                net of income tax effects                                     28               30

        Deduct:  total stock-based employee
                    compensation determined under
                    a fair-value-based method for
                    all stock options and awards,
                    net of income tax effects                               (249)            (220)
                                                                       ---------        ---------
        Pro forma net income                                           $   2,692        $   6,675
                                                                       =========        =========

        Earnings Per Share
                As restated                                            $     .29        $     .70
                                                                       =========        =========
                Pro forma                                              $     .27        $     .68
                                                                       =========        =========
        Diluted earnings per share
                As restated                                            $     .29        $     .70
                                                                       =========        =========
                Pro forma                                              $     .27        $     .68
                                                                       =========        =========

                                  Page 6 of 26

                                                                            Nine Months Ended
                                                                              September 30,
                                                                          2003              2002
                                                                       ---------        ---------
        Net Income                                                     $   9,770        $  17,418
        Add:   stock-based compensation
                expense included in net
                income as reported, net of
                income tax effects                                            73               90

        Deduct:       total stock-based employee
                      compensation determined
                      under a fair-value-based
                      method for all stock options
                      and awards, net of income
                      tax effects                                           (708             (547)
                                                                       ---------        ---------
        Pro forma net income                                           $   9,135        $  16,961
                                                                       =========        =========

        Earnings Per Share
                As restated                                            $     .99        $    1.77
                                                                       =========        =========
                Pro forma                                              $     .92        $    1.72
                                                                       =========        =========
        Diluted earnings per share
                As restated                                            $     .98        $    1.76
                                                                       =========        =========
                Pro forma                                              $     .92        $    1.72
                                                                       =========        =========

2.      In October 2003, the Company, in consultation with its independent accountants, reevaluated its accounting for Yellow Pages costs and concluded that these costs did not qualify for capitalization as direct-response advertising under Statement of Position 93-7,
        Reporting on Advertising Costs, which for the Company was
        effective January 1, 1995. In its previously filed financial statements the Company capitalized and amortized these costs over the life of the directory, typically 12 months.

        Accordingly, the Company's consolidated statement of operations, consolidated balance sheet and consolidated statement of cash flows for 2000, 2001, 2002 and the six months ended June 30, 2003 have been restated to recognize Yellow Pages advertising expenses when the directories are placed in circulation rather than to capitalize and amortize such costs.

        The impact of the restatement on the restated components of the
        Company's consolidated balance sheet is as follows (in thousands):
                                                                        Reported                 Restated
                                                                       ---------                ---------
                                                                                               (unaudited)
               December 31, 2002:
               ------------------
               Current deferred income taxes                           $   7,278                $   9,894
               Prepaid expenses and other current
                assets                                                    13,332                    7,716
               Total assets                                              338,929                  335,929
               Other current liabilities                                  21,657                   23,513
               Retained earnings                                         132,793                  127,938
               Total stockholders' equity                                203,277                  198,422
               Total liabilities and stockholders'
                equity                                                   338,929                  335,929

                                  Page 7 of 26

        The impact of the restatement on the restated components of the
        Company's consolidated statement of income is as follows (in thousands):

                                                                        Reported                Restated
                                                                      ----------               ----------
               For the three months ended
                 March 31, 2003:
               --------------------------
               Selling and marketing expenses                          $  11,078                $   9,533
               Income taxes                                               (1,742)                  (2,282)
               Income from continuing operations                           2,553                    3,557
               Net income                                                  2,553                    3,557
               Earnings per share-
                Income from continuing operations                            .26                      .36
                Net income                                                   .26                      .36
               Diluted earnings per share-
                Income from continuing operations                            .26                      .36
                Net income                                                   .26                      .36

               For the three months ended
                 June 30, 2003:
               --------------------------
               Selling and marketing expenses                          $  11,339                $  10,558
               Income taxes                                               (1,594)                  (1,868)
               Income from continuing operations                           2,792                    3,300
               Net income                                                  2,792                    3,300
               Earnings per share-
                Income from continuing operations                            .28                      .33
                Net income                                                   .28                      .33
               Diluted earnings per share-
                Income from continuing operations                            .28                      .33
                Net income                                                   .28                      .33

               For the six months ended
                 June 30, 2003:
               ------------------------
               Selling and marketing expenses                          $  22,417                $  20,091
               Income taxes                                               (3,336)                  (4,150)
               Income from continuing operations                           5,345                    6,857
               Net income                                                  5,345                    6,857
               Earnings per share-
                Income from continuing operations                            .54                      .69
                Net income                                                   .54                      .69
               Diluted earnings per share-
                Income from continuing operations                            .54                      .69
                Net income                                                   .54                      .69

               For the three months ended
                 March 31, 2002:
               --------------------------
               Selling and marketing expenses                          $  11,993                 $  10,606
               Income taxes                                               (1,947)                   (2,432)
               Income from continuing operations                           3,805                     4,707
               Net income                                                  4,672                     5,574
               Earnings per share-
                Income from continuing operations                            .39                       .48
                Net income                                                   .47                       .57
               Diluted earnings per share-
                Income from continuing operations                            .39                       .48
                Net income                                                   .47                       .56

                                  Page 8 of 26

                                                                        Reported                 Restated
                                                                      ----------                ----------
               For the three months ended
                 June 30, 2002:
               --------------------------
               Selling and marketing expenses                          $  11,788                 $  10,158
               Income taxes                                               (2,150)                   (2,370)
               Income from continuing operations                           3,445                     3,855
               Net income                                                  4,569                     4,979
               Earnings per share-
                Income from continuing operations                            .35                       .39
                Net income                                                   .46                       .51
               Diluted earnings per share-
                Income from continuing operations                            .35                       .39
                Net income                                                   .46                       .50

               For the six months ended
                 June 30, 2002:
               ------------------------
               Selling and marketing expenses                          $  22,781                 $  20,764
               Income taxes                                               (4,097)                   (4,802)
               Income from continuing operations                           7,250                     8,562
               Net income                                                  9,241                    10,553
               Earnings per share-
                Income from continuing operations                            .74                       .87
                Net income                                                   .94                      1.07
               Diluted earnings per share-
                Income from continuing operations                            .73                       .87
                Net income                                                   .93                      1.07

               For the three months ended
                 September 30, 2002:
               --------------------------
               Selling and marketing expenses                          $  10,304                 $  10,677
               Income taxes                                               (1,856)                   (1,725)
               Income from continuing operations                           3,178                     2,936
               Net income                                                  7,107                     6,865
               Earnings per share-
                Income from continuing operations                            .32                       .30
                Net income                                                   .72                       .70
               Diluted earnings per share-
                Income from continuing operations                            .32                       .30
                Net income                                                   .72                       .70

               For the nine months ended
                September 30, 2002:
               -------------------------
               Selling and marketing expenses                          $  33,085                $   31,441
               Income taxes                                               (5,953)                   (6,527)
               Income from continuing operations                          10,428                    11,498
               Net income                                                 16,348                    17,418
               Earnings per share-
                Income from continuing operations                           1.06                      1.17
                Net income                                                  1.66                      1.77
               Diluted earnings per share-
                Income from continuing operations                           1.06                      1.16
                Net income                                                  1.65                      1.76

                                  Page 9 of 26

3.      During the second quarter of 2003, the administrative functions for employee benefits, retirement services, risk management, public relations, cash management and taxation of the corporate office and the Plumbing and Drain Cleaning business were combined to enable the Company to benefit from economies of scale.  In May
        2003 the shareholders of the Company approved changing the corporation's name from Chemed Corporation to Roto-Rooter, Inc.
        Due to these changes and the changing composition of businesses comprising the Company over the past several years, management re-
        evaluated the Company's segment reporting as it relates to corporate office administrative expenses.  The discontinuance of businesses in 1997 (Omnia Group and National Sanitary Supply),
        2001 (Cadre Computer) and 2002 (Patient Care), results in more than 80% of the Company's revenues and aftertax earnings being represented by Roto-Rooter's Plumbing and Drain Cleaning business.

        To better reflect how executive management evaluates its
        operations, the costs of the administrative functions of the corporate office have been combined with the operating results of the Plumbing and Drain Cleaning business (formerly the Roto-Rooter
        Group) to form the Plumbing and Drain Cleaning segment.  The
        Service America segment remains essentially unchanged.  Data for the former Roto-Rooter Group and corporate office overhead for all prior periods have been restated for comparability.

        As in the past, unallocated investing and financing income and expense-net includes interest income and expense, dividend income and other nonoperating income and expense related to unallocated corporate assets and liabilities.

        Service revenues and sales and aftertax earnings by business segment follow (in thousands):

                                                   Three Months Ended                   Nine Months Ended
                                                      September 30,                       September 30,
                                                 ------------------------           ---------------------------
                                                   2003            2002               2003               2002
                                                 --------         -------           --------          ---------
Service Revenues and Sales
--------------------------
Plumbing and Drain Cleaning                      $ 63,342         $ 60,234          $ 192,659          $ 188,608
Service America                                    11,830           15,088             37,429             46,649
                                                 --------         --------          ---------          ---------
        Total                                    $ 75,172         $ 75,322          $ 230,088          $ 235,257
                                                 ========         ========          =========          =========
Aftertax Earnings
-----------------
Plumbing and Drain Cleaning                      $  1,610         $  2,128(a)       $   5,589(b)       $   9,154(a)
Service America                                        50              166                125                552
                                                 --------         --------          ---------          ---------
        Total Segment Earnings                      1,660            2,294              5,714              9,706
Unallocated Investing and Financing
           Income and Expense-Net                   1,253 (c)          642              4,057(d)          1,792(e)
                                                 --------         --------          ---------         ---------
      Income from Continuing
           Operations                               2,913            2,936              9,770            11,498
Discontinued Operations                                 -            3,929                  -             5,920
                                                 --------         --------          ---------         --- -----
      Net Income                                 $  2,913         $  6,865          $   9,770         $  17,418
                                                 ========         ========          =========         =========
--------------------
(a)   Amounts for 2002 include effect of restatements discussed in Note 2.
(b)   Amount includes aftertax severance charges of $2,358,000 ($.24 per share).
(c)   Amount includes aftertax gain of $1,200,000 ($.12 per share) on redemption of investment in redeemable preferred stock.
(d)   Amount includes aftertax capital gain on the sales and redemption of investments of
      $3,351,000 ($.34 per share).
(e)   Amount includes aftertax capital gain on sales of investments of $775,000 ($.08 per share).
                                  Page 10 of 26

4.      Other income--net from continuing operations comprises the following (in thousands):

                                                       Three Months Ended              Nine Months Ended
                                                          September 30,                   September 30,
                                                     ---------------------           -----------------------
                                                      2003          2002               2003           2002
                                                     ------       --------           -------        --------

      Gains on sales and redemption of
        available-for-sale investments               $ 1,846      $      -           $ 5,390         $ 1,141
      Interest income                                    648         1,281             2,166           2,538
      Dividend income                                    317           614             1,540           1,845
      Market value adjustments
        on trading investments of
        deferred compensation trusts                     282        (1,239)              847          (1,324)
      Other                                              (44)         (388)             (177)           (390)
                                                     -------      --------           -------         -------
           Total                                     $ 3,049      $    268           $ 9,766         $ 3,810
                                                     =======      ========           =======         =======

5.      In March 2003, the Company and a corporate officer reached agreement providing for termination of the officer's employment in exchange for payment provided under her employment contract.  The contractual payments comprise a $1,000,000 lump sum payment made in March 2003 and monthly payments of $52,788 beginning March 2003 and ending May 2007.  The present value of these payments
        ($3,627,000) is included in general and administrative expenses.

6.      On August 18, 2003, Vitas Healthcare Corporation ("Vitas") retired the Company's investment in the 9% Redeemable Preferred Stock Of
        Vitas.  Cash proceeds to the Company totaled $27.3 million and the
        Company realized a pretax gain of $1,846,000 ($1,200,000 aftertax or $.12 per share) in the third quarter of 2003.  During 2003, the dividends on this investment contributed $628,000 per quarter to the aftertax earnings of the Company.  Dividends ceased to accrue on August 17, 2003.

        On October 14, 2003, the Company exercised two of its three warrants (Warrants A and B) to purchase 4,158,000 common shares of
        Vitas for $18.0 million in cash.  The Company's common stock ownership in Vitas has a carrying value of $19.5 million and now represents 37% of Vitas' outstanding common stock.  The Company is party to an Amended and Restated Investor Agreement with Vitas that restricts in a number of ways its full ownership rights in the shares purchased on exercise of Warrants A and B.

                                  Page 11 of 26

        The Company will account for its 37% common stock interest in
        Vitas using the equity method of accounting including appropriate provisions for deferred income taxes.  For the fiscal year ended
        September 30, 2002, Vitas reported net income of $13,789,000 and net service revenues of $359,200,000.  For the nine months ended
        June 30, 2003, Vitas reported net income of $11,244,000 and net service revenues of $306,546,000.

        The Company's third warrant (Warrant C) provides for the purchase of up to 1,636,000 shares of common stock at a price of $5.50 per share.  Warrant C or the shares acquired upon its exercise are subject to repurchase by Vitas during the 90-day period following
        Vitas' receipt of notice of exercise.  The repurchase price is their market value as determined in good faith by the Vitas Board of Directors.  Warrant C has a carrying value of $2.6 million and expires in April 2005.

        Vitas issued Warrant C to the Company in April 2001 in connection with Vitas' refinancing its debt obligations.  The carrying value of Warrant C is its estimated fair market value as of April 2001.

                                  Page 12 of 26

7.      Earnings per common share are computed using the weighted average number of shares of capital stock outstanding.  Diluted earnings per common share are computed below (in thousands except per share data):

                                                                  Income                Shares              Income
                                                                  (Numerator)           (Denominator)       Per Share
                                                                  -----------           -------------       ---------
       Income from Continuing Operations -
          For the Three Months Ended September 30,
       -------------------------------------------
       2003
           Earnings                                               $    2,913                 9,941          $   .29
                                                                                                            =======
           Dilutive stock options                                          -                    47
                                                                  ----------            ----------
                  Diluted earnings                                $    2,913                 9,988          $   .29
                                                                  ==========            ==========          =======
       2002
           Earnings                                               $    2,936                 9,861          $   .30
                                                                                                            =======
           Dilutive stock options                                          -                     6
                                                                  ----------            ----------
                  Diluted earnings                                $    2,936                 9,867          $   .30
                                                                  ==========            ==========          =======

       Net Income -
          For the Three Months Ended September 30,
       -------------------------------------------
       2003
           Earnings                                               $    2,913                 9,941          $   .29
                                                                                                            =======
           Dilutive stock options                                          -                    47
                                                                  ----------            ----------
                  Diluted earnings                                $    2,913                 9,988          $   .29
                                                                  ==========            ==========          =======
       2002
           Earnings                                               $    6,865                 9,861          $   .70
                                                                                                            =======
           Dilutive stock options                                          -                     6
                                                                  ----------            ----------
                  Diluted earnings                                $    6,865                 9,867          $   .70
                                                                  ==========            ==========          ========
       Income from Continuing Operations -
          For the Nine Months Ended September 30,
       -------------------------------------------
       2003
           Earnings                                               $    9,770                 9,913          $   .99
                                                                                                            =======
           Dilutive stock options                                          -                    27
                                                                  ----------            ----------
                  Diluted earnings                                $    9,770                 9,940          $   .98
                                                                  ==========            ==========          =======
       2002
           Earnings                                               $   11,498                 9,854          $  1.17
                                                                                                            =======
           Dilutive stock options                                          -                    28
                                                                  ----------            ----------
                  Diluted earnings                                $   11,498                 9,882          $  1.16
                                                                  ==========            ==========          =======
       Net Income -
          For the Nine Months Ended September 30,
       -------------------------------------------
       2003
           Earnings                                               $    9,770                 9,913          $   .99
                                                                                                            =======
           Dilutive stock options                                          -                    27
                                                                  ----------            ----------
                  Diluted earnings                                $    9,770                 9,940          $   .98
                                                                  ==========            ==========          =======
       2002
           Earnings                                               $   17,418                 9,854          $  1.77
                                                                  ==========            ==========          =======
           Dilutive stock options                                          -                    28
                                                                  ----------            ----------
                  Diluted earnings                                $   17,418                 9,882          $  1.76
                                                                  ==========            ==========          =======

      The impact of the convertible preferred securities has been excluded from the above computations because it is antidilutive on earnings per share from continuing operations for all periods presented.

8.     The Company's total comprehensive income was (in thousands):

                                                     Three Months Ended                  Nine Months Ended
                                                        September 30,                      September 30,
                                                     --------------------               --------------------

                                                       2003         2002                  2003         2002
                                                     -------      -------               --------    --------
       Total Comprehensive
         Income                                      $ 1,696      $ 6,201               $  6,085    $ 16,745
                                                     =======      =======               ========    ========

        The difference between the Company's net income and comprehensive income is the unrealized appreciation or depreciation on its available-for-sale securities.

                                  Page 13 of 26

9.      During 2003, four purchase business combinations were completed within the Plumbing and Drain Cleaning segment for an aggregate purchase price of $2,635,000 ($2,229,000 in cash and a note payable for $406,000).  The businesses acquired provide drain cleaning and plumbing services under the Roto-Rooter name.  The results of operations of these businesses are not material to the
        Company's results of operations.

        The purchase prices were allocated as follows (in thousands):

                Goodwill                               $ 2,369
                Other                                      266
                                                       -------
                         Total purchase price            2,635
                Less: Note payable                        (406)
                                                       -------
                         Cash outlay                   $ 2,229
                                                       =======

10.     In the normal course of business the Company enters into various guarantees and indemnifications in its relationships with
        customers and others.  Examples of these arrangements include guarantees of service and product performance.  The Company's experience indicates guarantees and indemnifications do not materially impact the Company's financial condition or results of operations.

11.     In August 2001, the Financial Accounting Standards Board ("FASB")
        approved the issuance of Statement of Financial Accounting
        Standards ("SFAS")No. 143, Accounting for Asset Retirement
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

13.     In November 2002, the FASB approved the issuance of FASB
        Interpretation ("FIN") No. 45, Guarantor's Accounting and
        Disclosure for Guarantees, Including Indirect Guarantees of
        Indebtedness of Others.  The initial recognition and initial measurement provisions of the Interpretation are applicable to guarantees issued or modified after December 31, 2002. The adoption of FIN No. 45 in 2003 did not have a material impact on
        Roto-Rooter, Inc.'s financial statements.

                                  Page 14 of 26

14.     In December 2002, the FASB issued SFAS No. 148, Accounting for
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

15.     In January 2003, the FASB approved the issuance of FIN No. 46,
        ("FIN 46"), Consolidation of Variable Interest Entities, an
        interpretation of Accounting Research Bulletin Number 51 ("ARB
        51"), "Consolidated Financial Statements."  This Interpretation
        clarifies the application of the majority voting interest
        requirement of ARB 51 to certain types of variable interest entities ("VIE's") that do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties.  The
        controlling financial interest may be achieved through
        arrangements that do not involve voting interests.  FIN 46 is effective immediately for variable interests created or obtained
        after January 31, 2003.   As amended by FASB Staff Position
        ("FSP") Number 46-6, FIN 46 is effective for variable interests in a VIE created before February 1,2003 at the end of the first interim or annual period ending after December 15, 2003.  The
        Company adopted the disclosure provisions of this Interpretation in the first quarter of 2003 and will adopt the remaining
        provisions in the fourth quarter of 2003.

        The FASB is currently proposing modifications and issuing FSP's that change and clarify FIN 46.  These modifications and FSP's, when finalized, could impact the Company's analysis of the applicability of FIN 46 to entities that are franchisees and independent contractors to the Plumbing and Drain Cleaning segment.  The Company does not possess ownership interests in its franchisees or independent contractors.  While management will continue to monitor and analyze its franchisee and independent contractor relationships, at this time it does not believe that implementation of the remaining provisions of FIN 46 will
        materially impact the Company's financial statements.

16.     In May 2003, the FASB approved the issuance of SFAS No. 150,
        Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.  As a result of the issuance of this pronouncement, the Company now reports the mandatorily redeemable convertible preferred securities of the Chemed Capital
        Trust as a noncurrent liability rather than in the "mezzanine"
        (i.e., between liabilities and equity) as reported previously.
        This reclassification does not affect the Company's compliance with its debt covenants.  The adoption of this statement did not impact the statement of income.

                                  Page 15 of 26

                  Item 2. Management's Discussion and Analysis
                of Financial Condition and Results of Operations

Financial Condition
-------------------
                  The increase in cash equivalents from $37,731,000 at
December 31, 2002 to $72,607,000 at September 30, 2003 is primarily attributable to the sales and redemption of available-for-sale investments in 2003.  The decline in other investments from
$37,326,000 at December 31, 2002 to $5,546,000 at September 30, 2003
and the decline in accumulated other comprehensive income from
$3,685,000 at December 31, 2002 to nil at September 30, 2003 are due
to the sales of investments during the first quarter of 2003 and to the redemption by Vitas of its preferred stock held by the Company.
There are no other significant changes in the balance sheet accounts during the first nine months of 2003.
                  At September 30, 2003, Roto-Rooter, Inc. had approximately
$51.4 million of unused lines of credit with various banks.
Management believes its liquidity and sources of capital are satisfactory for the Company's needs in the foreseeable future.

Results of Operations
---------------------
Third Quarter 2003 versus Third Quarter 2002-Consolidated Results
-----------------------------------------------------------------
                  The Company's service revenues and sales for the third
quarter of 2003 declined slightly versus revenues for the third quarter of 2002.  This $150,000 decline comprised the following
(dollar amounts in thousands):

                                                         Increase/(Decrease)
                                                         -------------------
                                                        Amount       Percent
                                                       -------       -------
        Service America
                  Service contracts                    $(2,356)      (20.7)%
                  Demand services                         (902)      (24.4)
        Plumbing and Drain Cleaning
                  Plumbing                               1,057         4.4
                  Drain cleaning                           475         1.9
                  Other                                  1,576        13.7
                                                       -------
                       Total                           $  (150)        (.2)%
                                                       =======

                  The decline in Service America's service contract revenues is attributable to selling insufficient new service contracts to replace contracts canceled or not renewed.  The annualized value of contracts in place during the third quarter of 2003 was 20.7% lower than the 2002 quarter.  As revenues from demand services are largely dependent upon service contract customers, the decline in service contracts was largely responsible for the decline in demand services in 2003.
                  The increase in plumbing revenues for the third quarter of
2003 versus 2002 comprises a 3.3% increase in the number of jobs performed, and a 1.1% increase in the average price per job.  The increase in drain cleaning revenues for the third quarter of 2003 versus 2002 comprised a 1.4% decrease in the number of jobs combined with a 3.4% increase in the average price per job.  The increase in other revenues for the third quarter of 2003 versus 2002 is
attributable to increases in product sales, industrial and municipal sales and license revenues from independent contractor operations.
                                  Page 16 of 26

The consolidated gross margin was 41.2% in the third quarters of 2003 and 2002.  On a segment basis, the Plumbing and Drain Cleaning segment's gross margin declined 1.6% points, primarily due to increased labor costs.  Service America's gross margin increased
2.9% points due to reduced labor costs as a result of recent reductions in service technician headcount and to lower material costs
(as a percent of revenues) in 2003.
                  General and administrative expenses for the third quarter of
2003 were $14,138,000, an increase of $2,601,000 (22.5%) versus the third quarter of 2002.  Of this increase, $1,521,000 was attributable to market gains on assets of deferred compensation trusts in the third quarter of 2003 versus a small loss in such assets in 2002 (all within the Plumbing and Drain Cleaning segment).  These gains and losses are included in other income with an equivalent charge or credit to general and administrative expenses for the change in the related deferred compensation liability.  Most of the remainder of the increase is attributable to higher expenses in the Plumbing and Drain cleaning segment as the result of higher legal expenses during the
2003 quarter.
                  Selling and marketing expenses for the third quarter of 2003 were $11,469,000, an increase of $792,000 (7.4%) versus the restated
third quarter of 2002.  Selling and marketing expenses of the Plumbing and Drain Cleaning segment increased $1,042,000 (11.2%) in the 2003 quarter, largely as the result of higher advertising expenses and higher wages and benefits for centralized call centers.  For Service
America, selling and marketing expenses declined $251,000 (18.0%) in
2003, primarily as the result of the reduction in the number of employees.
                  Depreciation expense for the third quarter of 2003 declined
$441,000 (12.9%) from $3,424,000 in the third quarter of 2002 to
$2,983,000 in the 2003 quarter.  Of this decline, $163,000 relates to the Service America segment and $278,000 relates to the Plumbing and
Drain Cleaning segment.  Both reductions were primarily attributable to reduced depreciation on service vehicles, resulting from recent declines in capital outlays.
                  Income from operations declined $3,003,000 (55.9%) from
$5,370,000 in the third quarter of 2002 to $2,367,000 in the third quarter of 2003.  Substantially all of this decline occurred within the Plumbing and Drain Cleaning segment.  Of this decline, $1,521,000 was attributable to the increase in deferred compensation expense
(which is completely offset in the "other income" line of the statement of income).  Higher advertising expenses, higher call center expenses and higher legal fees in the 2003 quarter contributed significantly to the decline in income from operations.
                  Interest expense, substantially all of which is incurred as
Unallocated Investing and Financing Income and Expense-net, declined from $709,000 in the third quarter of 2002 to $487,000 in the 2003 quarter.  This decline is primarily attributable to lower debt levels in 2003 as the result of using cash proceeds from the sale of Patient
Care late in 2002 to pay down the Company's revolving line of credit.

                                  Page 17 of 26

                  Other income, which includes a $1,846,000 gain on the
redemption of Vitas preferred stock in 2003, increased $2,781,000 in the third quarter of 2003 versus the third quarter of 2002.  Of this increase, $1,521,000 is attributable to the increase in market adjustments for assets held in deferred compensation trusts in the
2003 quarter (which is entirely offset in the "general and
administrative expense" category of the statement of income).
Interest income during the third quarter of 2003 declined $633,000 versus 2002 primarily due to the receipt of $816,000 interest on a tax refund in 2002.
                  Income from continuing operations for the third quarter
declined $23,000 from $2,936,000 ($.30 per share) in 2002 to
$2,913,000 ($.29 per share) in 2003.  Income for 2003 included
$1,200,000 ($.12 per share) aftertax gain on the redemption of Vitas preferred stock and $328,000 ($.03 per share) aftertax dividend and amortization income from Vitas.  Income for 2002 included $629,000
($.06 per share) aftertax dividend and amortization income from Vitas.
                  Net income for the third quarter declined $3,952,000 from
$6,865,000 ($.70 per share) in 2002 to $2,913,000 ($.29 per share) in
2003.  Discontinued operations for the 2002 quarter totaled $3,929,000
($.40 per share), comprising $2,861,000 ($.29 per share) from a tax refund relating to operations discontinued in 1997 and $1,068,000
($.11 per share) from the operations of Patient Care sold in October
2002.

Third Quarter 2003 versus Third Quarter 2002-Segment Results
------------------------------------------------------------
                  Data relating to the increase or decrease in service0
revenues and sales and to aftertax earnings as a percent of sales for each segment are set forth below:

                                           Service Revenues         Aftertax Earnings as a
                                           and Sales Percent         Percent of Revenues
      Three Months Ended                   Increase/(Decrease)        (Aftertax Margin)
            September 30,                    2003 vs. 2002            2003         2002
     -------------------------             ------------------       -------      -------
      Plumbing and Drain Cleaning                  5%                  2.5%         3.5%
      Service America                            (22)                  0.4          1.1
           Total                                   -                   2.2          3.0

           The change in aftertax earnings for the third quarter of 2003 versus 2002 is summarized below (in thousands):

                                                                   Increase/
                                                                  (Decrease)
                                                                   ---------
           Service America                                         $   (116)
           Plumbing and Drain Cleaning                                 (518)
           Unallocated Investing and Financing                           611
                                                                   ---------
                  Income from continuing operations                $     (23)
                                                                   =========

                                  Page 18 of 26

The decline in the aftertax earnings and the related decline in the aftertax margin of the Plumbing and Drain Cleaning segment is primarily attributable to higher labor costs, higher call center costs and higher legal expenses during the 2003 quarter. The increase in
Unallocated Investing and Financing income/expense is attributable to
(in thousands):

           Gain on the redemption of Vitas
                  preferred stock in August 2003                 $ 1,200
           Interest income on prior year's tax
                  refund in September 2002                          (530)
           Lower dividend income from Vitas
                  preferred stock in 2003                           (315)
           Interest income in 2003 on the note
                  receivable from the sale of
                  Patient Care in October 2002                       176
           Other                                                      80
                                                                 -------
                  Total                                          $   611
                                                                 =======

Nine Months 2003 versus Nine Months 2002 - Consolidated Results
                  The Company's service revenues and sales for the first nine months of 2003 declined 2% versus revenues for the first nine months of 2002.  This $5.2 million decline was attributable to the following
(dollar amounts in thousands):

                                                  Increase/(Decrease)
                                                 Amount       Percent
                                                -------       -------
      Service America
           Service contracts                    $(6,669)      (19.2)%
           Demand services                       (2,551)      (21.3)
      Plumbing and Drain Cleaning
           Plumbing                               1,661         2.3
           Drain cleaning                          (333)       (0.4)
           Other                                  2,723         7.5
                                                -------
                  Total                         $(5,169)       (2.2)%
                                                =======

                  The decline in Service America's revenues is attributable to selling insufficient new service contracts to replace contracts canceled or not renewed.  The annualized value of contracts in place during the first nine months of 2003 was 20% lower than the 2002 period.  The decline in service contracts in place was largely responsible for the decline in demand services in 2003.
                  The increase in the plumbing revenues for the first nine
months of 2003 versus 2002 is entirely attributable to an increase in the number of jobs performed.  The decline in drain cleaning revenues for the first nine months of 2003 versus 2002 comprise a 3.2% decrease in the number of jobs partially offset by a 2.9% increase in the average price per job.  The increase in other revenues for the first nine months of 2003 versus 2002 is attributable to increases in industrial and municipal sales and contractor operations.

                                  Page 19 of 26

                  The consolidated gross margin was 40.9% in the first nine
months of 2003 and 40.7% in the 2002 period.  On a segment basis, the Plumbing and Drain Cleaning segment's gross margin declined from
44.5% in the first nine months of 2002 to 43.8% in the first nine months of 2003, primarily as the result of high wages in 2003.
Service America's gross margin increased slightly from 25.5% in the
2002 nine-month period to 25.7% in the 2003 nine-month period.
                  General and administrative expenses for the first nine
months of 2003 were $45,194,000, an increase of $8,495,000 (23.1%)
versus the first nine months of 2002.  Expenses for the 2003 period include a $3,627,000 charge from severance for a corporate officer in
March 2003.  In addition, $2,171,000 of this increase was attributable to recording market gains on assets of deferred compensation trusts in the first nine months of 2003 versus a small loss in such assets in
2002 (all within the Plumbing and Drain Cleaning segment).  These gains and losses are included in other income with an equivalent charge or credit to general and administrative expenses for the change in the related deferred compensation liability.  The remainder of the increase is primarily attributable to higher expenses in the Plumbing and Drain cleaning segment as the result of higher legal expenses during the 2003 period and normal salary and wage increases during
2003.
                  Selling and marketing expenses for the first nine months of
2003 were $31,560,000, an increase of $119,000 (0.4%) versus the restated expense for the first nine months of 2002.  Selling and marketing expenses of the Plumbing and Drain Cleaning segment increased $1,256,000, 4.7% in the 2003 period, largely as the result
of higher call center expenses in 2003.   Service America's selling
and marketing expenses declined $1,138,000 (24.0%) in 2003, primarily as the result of the reduction in the number of employees.
                  Depreciation expense for the first nine months of 2003
declined $1,377,000 (13.2%) from $10,402,000 in the first nine months of 2002 to $9,025,000 in the 2003 period.  $621,000 of this decline relates to the Service America segment and $756,000 relates to the
Plumbing and Drain Cleaning segment.  Both reductions were primarily attributable to reduced depreciation on service vehicles, resulting from recent declines in capital outlays.
                  Income from operations declined $8,938,000 (51.8%) from
$17,269,000 in the first nine months of 2002 to $8,331,000 in the first nine months of 2003.  Most of this decline occurred within the
Plumbing and Drain Cleaning segment.  The previously mentioned severance charge in the first quarter of 2003 accounted for $3,627,000 of the decline while $2,171,000 of the decline was attributable to the increase in deferred compensation expense (which is completely offset in the "other income" line of the statement of income).  Higher call center expenses and higher legal fees in the 2003 period contributed significantly to the decline in income from operations.
                  Interest expense, substantially all of which is included in
Unallocated Investing and Financing Income and Expense-net, declined from $2,245,000 in the first nine months of 2002 to $1,625,000 in the
2003 period.  This is primarily attributable to lower debt levels in
2003 as the result of using cash proceeds from the sale of Patient
Care in 2002 to pay down the Company's revolving line of credit.
                                  Page 20 of 26

                  Other income increased $5,956,000 in the first nine months of 2003 versus the first nine months of 2002.  This increase is primarily attributable to larger capital gains on the sales and redemption of available-for-sale investments ($5,390,000 in the first nine months of 2003 versus $1,141,000 in 2002) and the increase in market adjustments for assets held in deferred compensation trusts
($2,171,000) in the 2003 period (which is entirely offset in the
"general and administrative expense" category of the statement of income).
                  The Company's effective income tax rate increased from 36.2%
in the first nine months of 2002 to 37.6% in the first nine months of
2003.  This is primarily attributable to the lack of a state income tax benefit on the severance charges incurred in 2003.
                  Income from continuing operations for the first nine months declined $1,728,000 from $11,498,000 ($1.17 per share and $1.16 per diluted share) in 2002 to $9,770,000 ($.99 per share and $.98 per diluted share) in 2003.  Earnings for the first nine months of 2003 included an aftertax severance charge of $2,358,000 ($.24 per share), aftertax capital gains on the sales and redemptions of investments of
$3,351,000 ($.34 per share) and aftertax dividend and amortization income of $1,585,000 ($.16 per share).  Earnings for 2002 included aftertax dividend and amortization income of $1,886,000 ($.19 per share) and aftertax capital gains on the sales of investments of
$775,000 ($.08 per share).
                  Net income for the first nine months declined $7,648,000
from $17,418,000 ($1.77 per share and $1.76 per diluted share) in 2002 to $9,770,000 ($.99 per share and $.98 per diluted share) in 2003.
Discontinued operations for the 2002 period totaled $5,920,000 ($.60 per share), comprising $2,861,000 ($.29 per share) from a tax refund relating to operations discontinued in 1997 and $3,059,000 ($.31 per share) from the operations of Patient Care sold in October 2002.

Nine Months 2003 versus Nine Months 2002 - Segment Results
----------------------------------------------------------
                  Data relating to the increase or decrease in service
revenues and sales and to aftertax earnings as a percent of sales for each segment are set forth below:

                                          Service Revenues       Aftertax Earnings as a
                                          and Sales Percent      Percent of Revenues
      Nine Months Ended                   Increase/(Decrease)      (Aftertax Margin)
           September 30,                    2003 vs. 2002           2003       2002
      ------------------------            ------------------       -----      -----
      Plumbing and Drain Cleaning                 2%               2.9%       4.9%
      Service America                           (20)                0.3        1.2
           Total                                 (2)                2.5        4.1

                  The change in aftertax earnings for the first nine months of
2003 versus 2002 is summarized below (in thousands):

                                                                 Increase/
                                                                (Decrease)
                                                                ----------
           Service America                                      $    (427)
           Plumbing and Drain Cleaning                             (3,566)
           Unallocated Investing and Financing                      2,265
                                                                ---------
                  Income from continuing operations             $  (1,728)
                                                                =========

                                  Page 21 of 26

The decline in the aftertax earnings of Service America during the first nine months of 2003 versus 2002 is attributable largely to the negative impact of leverage (relatively fixed general and
administrative expenses during a period of declining revenues).  The decline in the aftertax earnings and the related decline in the aftertax margin of the Plumbing and Drain Cleaning segment is primarily attributable to a severance charge incurred in the first quarter of 2003 for a corporate officer ($2,358,000). The remainder of the decline in this segment's earnings is attributable to higher call center costs and higher legal expenses during the 2003 period. The increase in Unallocated Investing and Financing income/expense-net is attributable to larger aftertax capital gains in the 2003 period
($3,351,000 in 2003 versus $775,000 in 2002).

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

                                  Page 22 of 26

                  In January 2003, the FASB approved the issuance of FIN No.
46 ("FIN 46"), Consolidation of Variable Interest Entities, an
interpretation of Accounting Research Bulletin Number 51 ("ARB 51"),
"Consolidated Financial Statements."  This Interpretation clarifies the application of the majority voting interest requirement of ARB 51 to certain types of variable interest entities ("VIE's") that do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties.  The controlling financial interest may be achieved through arrangements that do not involve voting interests.  FIN 46 is effective immediately for variable interests created or obtained after
January 31, 2003.   As amended by FASB Staff Position ("FSP") Number
46-6, FIN 46 is effective for variable interests in a VIE created before February 1,2003 at the end of the first interim or annual period ending after December 15, 2003.  The Company adopted the disclosure provisions of this Interpretation in the first quarter of
2003 and will adopt the remaining provisions in the fourth quarter of
2003.
                  The FASB is currently proposing modifications and issuing
FSP's that change and clarify FIN 46.  These modifications and FSP's, when finalized, could impact the Company's analysis of the
applicability of FIN 46 to entities that are franchisees and independent contractors to the Plumbing and Drain Cleaning segment.
The Company does not possess ownership interests in its franchisees or independent contractors.  While management will continue to monitor and analyze its franchisee and independent contractor relationships, at this time it does not believe that implementation of the remaining provisions of FIN 46 will materially impact the Company's financial
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
                                  Page 23 of 26

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
                  The Company recently carried out an evaluation, under the
supervision of the Company's President and Chief Executive Officer,
and with the participation of the Executive Vice President and
Treasurer and the Vice President and Controller, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rules 13a-14/15d-14(a).  Based upon the foregoing, the Company's President and Chief Executive
Officer, Executive Vice President and Treasurer and Vice President and
Controller concluded that as of the date of this report the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company and its consolidated subsidiaries required to be included in the Company's
Exchange Act reports.  There have been no significant changes in internal control over financial reporting during the quarter ended
September 30, 2003.

                                  Page 24 of 26

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
                                                     Exchange Act of 1934.

                  31.3                               Certification by Arthur V. Tucker, Jr.
                                                     pursuant to Rule 13A - 14 of the
                                                     Exchange Act of 1934.

                  99.1                               Certification by Kevin J. McNamara
                                                     pursuant to Section 906 of the Sarbanes-
                                                     Oxley Act of 2002.

                  99.2                               Certification by Timothy S. O'Toole
                                                     pursuant  to Section 906 of the
                                                     Sarbanes-Oxley Act of 2002.

                  99.3                               Certification by Arthur V. Tucker, Jr.
                                                     pursuant to Section 906 of the Sarbanes-
                                                     Oxley Act of 2002.

                                  Page 25 of 26

      (b)         Reports on Form 8-K

                  -A Current Report on Form 8-K, dated August 29, 2003, was
                  filed August 29, 2003.  The report includes the Company's
                  announcement of signing a letter of intent to acquire the
                  franchise operations in Orange County and San Diego,
                  California; Eugene, Portland, and Salem, Oregon; Salt Lake
                  City, Provo, and Park City, Utah; Phoenix and Tucson,
                  Arizona; and Dallas and El Paso, Texas.

                  -A Current Report on Form 8-K, dated October 16, 2003, was filed October 21, 2003.  The report includes the Company's earnings announcement for the third quarter.

                  -A Current Report on Form 8-K, dated October 14, 2003, was filed October 29, 2003.  The report disclosed the Company's exercise of Warrants A and B to purchase 4,158,000 shares of
                  Vitas for $18.0 million in cash.

                  -A Current Report on Form 8-K, dated October 31, 2003, was filed November 3, 2003.  The report includes the Company's press release announcing its intent to restate earnings for the period January 1, 1998 through September 30, 2003 to
                  recognize Yellow Pages advertising expense when the
                  directories are first placed in circulation.

                                                        SIGNATURES

      Pursuant to the requirements of the Securities and Exchange Act of
      1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                   Roto-Rooter, Inc.
                                                   -----------------
                                                   (Registrant)

Dated:            November 14, 2003                By     /s/ Kevin J. McNamara
                  -----------------                       ---------------------
                                                          Kevin J. McNamara
                                                          (President and Chief
                                                           Executive Officer)

Dated:            November 14, 2003                By     /s/ Timothy S. O'Toole
                  -----------------                       ----------------------
                                                          Timothy S. O'Toole
                                                          (Executive Vice President
                                                          and Treasurer)

Dated:            November 14, 2003                By     /s/ Arthur V. Tucker, Jr.
                  -----------------                       ------------------------
                                                          Arthur V. Tucker, Jr.
                                                          (Vice President and
                                                          Controller)

                                  Page 26 of 26