Form 10-K/A
period 2002-12-31
ROTO-ROOTER INC
filed 2003-12-17
CIK 19584

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A
                                 AMENDMENT NO. 1

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

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes [X] No [ ]

    Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Act). Yes  [X]   No [ ]

    The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the average bid and asked price of said stock on the New York Stock Exchange - Composite Transaction Listing on June 28, 2002 ($37.02 per share), was $354,574,950.

    At March 21, 2003, 9,901,179 shares of Roto-Rooter, Inc. Capital Stock (par value $1 per share) were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

                         DOCUMENT                             WHERE INCORPORATED
-----------------------------------------------------------   ------------------
 Proxy Statement for Annual Meeting to be held May 19, 2003        Part III

                                EXPLANATORY NOTE

         This annual report on Form 10-K/A ("Form 10-K/A") is being filed to amend items 6, 7, 8, 14 and 15 of the Company's annual report on Form 10-K for the year ended December 31, 2002, which was filed with the S.E.C. on March 28, 2003, ("Original Form 10-K"). Accordingly, pursuant to rule 12b-15 under the Securities Exchange Act of 1934, as amended, the Form 10-K/A contains the complete text of items 6, 7, 8, 14 and 15, as amended, as well as certain currently dated certifications.

         In October 2003, Roto-Rooter, Inc. ("Company"), in consultation with its independent accountants, reevaluated its accounting for Yellow Pages costs and concluded these costs did not qualify for capitalization as direct-response advertising under Statement of Position 93-7, Reporting on Advertising Costs, which for the Company was effective January 1, 1995. In its previously-filed financial statements, the Company capitalized and amortized these costs over the lives of the directories, typically 12 months.

         Accordingly, the Company's consolidated financial statements as of and for the years ended December 31, 2002, 2001 and 2000 have been restated to recognize Yellow Pages advertising expenses when the directories are placed in circulation rather than to capitalize and amortize such costs. The details of the restatement are presented in Note 2 of the Notes to Financial Statements included in this Form 10-K/A. Summarized data for 1998 and 1999 included in Selected Financial Data under Item 6 have also been restated to recognize Yellow Pages advertising costs on this basis.

         The amendments contained herein reflect changes resulting from the foregoing adjustments with regard to deferred advertising and the related income tax effect. The Company has not updated the information contained herein for events and transactions occurring subsequent to March 28, 2003, the filing date of the Original Form 10-K, except to reflect the restatement of the Company's financial statements for the periods indicated above and except for the following :

     - On May 19, 2003, the shareholders of Chemed Corporation approved changing the Company's name to Roto-Rooter, Inc.

     - In the second quarter of 2003, the Company redefined its segments to merge the Roto-Rooter Group and corporate office overhead into a single segment now called the Plumbing and Drain Cleaning segment. All segment data have been reclassified to reflect this change.

     - Many disclosures throughout the financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations have been expanded.

         Events have taken place that would have been reflected in the Original Form 10-K if they had taken place prior to the date of the original filing. The Company recommends this report be read in conjunction with the Company's reports filed subsequent to March 28, 2003.

                                ROTO-ROOTER, INC.

                         2002 FORM 10-K/A ANNUAL REPORT

                                Table of Contents

                                                                                                                    PAGE
Item 6.        Selected Financial Data.........................................................................       4
Item 7.        Management's Discussion and Analysis of Financial Condition and Results of Operations...........       5
Item 8.        Financial Statements and Supplementary Data.....................................................      17
Item 14.       Controls & Procedures...........................................................................      17
Item 15.       Exhibits, Financial Statements, Financial Statement Schedule and Reports on Form 8-K............      18

ITEM 6. SELECTED FINANCIAL DATA

         Selected financial data for Roto-Rooter, Inc. and subsidiary companies ("Company") as of and for each of the five years ended December 31, 1998 through December 31, 2002 are presented below (in thousands, except per share and footnote data, ratios and employee data):

                                                          2002         2001         2000         1999         1998
                                                       ----------   ----------   ----------   ----------   ----------
                                                         (AS RESTATED--SEE NOTE 2 OF NOTES        (f)          (f)
                                                              TO FINANCIAL STATEMENTS)
SUMMARY OF OPERATIONS
   Continuing operations (a)
      Service revenues and sales                       $  314,176   $  337,908   $  355,307   $  316,719   $  263,001
      Gross profit (excluding depreciation)               127,891      132,292      146,329      127,042      101,558
      Depreciation                                         13,587       14,395       13,374       11,285        9,424
      Amortization of goodwill                                  -        4,102        4,090        3,770        3,544
      Income/ (loss) from operations (b)                   (2,678)     (11,561)      28,548       21,227       14,322
      Income/ (loss) from continuing operations (c)        (8,854)      (9,037)      18,030       16,195       16,333
      Net income/ (loss) (d)                               (2,545)     (12,185)      19,971       19,481       19,765
   Earnings/ (loss) per share
      Income/ (loss) from continuing operations        $    (0.90)  $    (0.93)  $     1.83   $     1.55   $     1.62
      Net income/ (loss)                                    (0.26)       (1.25)        2.03         1.86         1.97
      Average number of shares outstanding                  9,858        9,714        9,833       10,470       10,058
   Diluted earnings/ (loss) per share
      Income/ (loss) from continuing operations        $    (0.90)  $    (0.93)  $     1.82   $     1.54   $     1.62
      Net income/ (loss)                                    (0.26)       (1.25)        2.01         1.85         1.96
      Average number of shares outstanding                  9,858        9,714        9,927       10,514       10,100
   Cash dividends per share                            $     0.45   $     0.44   $     0.40   $     2.12   $     2.12
FINANCIAL POSITION--YEAR END
   Cash, cash equivalents and marketable securities    $   37,731   $    8,725   $    9,978   $   17,043   $   41,170
   Working capital                                         20,075        9,732       (3,792)      11,674       32,048
   Current ratio                                             1.28         1.11         0.96         1.12         1.35
   Properties and equipment, at cost less
      accumulated depreciation                         $   48,361   $   54,549   $   60,343   $   56,913   $   50,693
   Total assets                                           335,929      398,745      419,932      420,921      428,219
   Long-term debt                                          25,603       61,037       58,391       78,580       80,407
   Mandatorily redeemable convertible preferred
      securities of the Chemed Capital Trust               14,186       14,239       14,641            -            -
   Stockholders' equity                                $  198,422   $  204,160   $  211,451      210,344   $  221,871
OTHER STATISTICS--CONTINUING OPERATIONS
   Net cash provided by continuing operations          $   26,894   $   27,123   $   45,981   $   28,582   $   16,621
   Capital expenditures                                    11,855       14,457       17,586       16,696       17,377
   Number of employees (e)                                  3,335        3,764        3,784        3,949        3,867
   Number of service and sales representatives              2,514        2,623        2,586        2,699        2,634

------------------------------------------

(a) Continuing operations exclude Patient Care, discontinued in 2002 and Cadre Computer Resources, discontinued in 2001.

(b) Income/(loss) from operations includes a goodwill impairment charge of $20,342,000 in 2002 and restructuring and similar expenses and other charges of $27,211,000 in 2001.

(c) Income/(loss) from continuing operations includes an aftertax goodwill impairment charge of $20,342,000 in 2002, aftertax restructuring and similar expenses and other charges of $16,943,000 in 2001 and aftertax acquisition expenses of $495,000 in 1998. Aftertax capital gains on the sales of investments years 2002 through 1998 amounted to $775,000, $703,000, $2,261,000, $2,960,000 and $7,945,000, respectively. In accordance with FASB Statement No. 142, amortization of goodwill was ceased January 1, 2002. Aftertax amortization of goodwill for continuing operations for the years 2001 through 1998 was $3,888,000, $3,875,000, $3,580,000 and $3,415,000, respectively.

(d) Net income/(loss) includes discontinued operations and an extraordinary loss on the extinguishment of debt in 2001 ($1,701,000).

(e) Numbers reflect full-time-equivalent employees.

(f) Data as of and for the years ended December 31, 1999 and 1998 have been restated to recognize Yellow Pages advertising expense when the directories are placed in circulation rather than to capitalize and amortize such costs. The pretax impact of this restatement was to increase expenses and to reduce income by $330,000 ($215,000 aftertax) and $222,000 ($144,000 aftertax), in 1999 and 1998, respectively. The cumulative effect of this adjustment prior to January 1, 1998 reduces retained earnings by $1,341,000.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

         Significant factors affecting the Company's consolidated cash flows during 2002 and financial position at December 31, 2002, include the following:

     -   Continuing operations generated cash of $26.9 million;

     - Net cash proceeds from the sale of discontinued operations, primarily the sale of Patient Care Inc. ("Patient Care"), totaled $50.7 million;

     -   The Company repaid $35.4 million of long-term debt; and

     -   Capital expenditures totaled $11.9 million.

         As a result of the net decline in debt, the ratio of total debt (excluding the Trust Securities) to total capital declined from 22% at December 31, 2001, to 11% at December 31, 2002. The Company's current ratio at December 31, 2002, was 1.3 as compared with 1.1 at December 31, 2001.

         The Company had $53.4 million of unused lines of credit with various banks at December 31, 2002.

CASH FLOW

         The Company's cash flows for 2002 and 2001 are summarized as follows (in millions):

                                          FOR THE YEARS ENDED
                                              DECEMBER 31,
                                          -------------------
                                            2002        2001
                                          -------     -------
Net cash provided
 by operating activities                  $  29.5     $  34.4
Capital expenditures                        (11.9)      (14.5)
                                          -------     -------
 Operating cash excess
  after capital expenditures                 17.6        19.9
Net proceeds/(uses) from sale
  of discontinued operations                 50.7        (6.3)
Net decrease in long-term debt              (35.4)      (11.4)
Cash dividends                               (4.4)       (4.4)
Other--net                                     .5          .9
                                          -------     -------
  Increase/(decrease) in cash
   and cash equivalents                   $  29.0     $  (1.3)
                                          =======     =======

         For 2002, the operating cash excess after capital expenditures was $17.6 million as compared with $19.9 million in 2001. This excess, along with the proceeds from the sale of Patient Care, was used to retire funded debt and to increase the Company's available cash and cash equivalents.

COMMITMENTS AND CONTINGENCIES

         In connection with the sale of DuBois Chemicals Inc. ("DuBois") in 1991, the Company provided allowances and accruals relating to several long-term costs, including income tax matters, lease commitments and environmental costs. Also, in conjunction with the sales of The Omnia Group and National Sanitary Supply Company in 1997 and the sale of Cadre Computer Resources Inc. in 2001, the Company provided long-term allowances and accruals relating to costs of severance arrangements, lease commitments and income tax matters. In the aggregate, the Company believes these allowances and accruals are adequate as of December 31, 2002.

         Based on reviews of the its environmental-related liabilities under the DuBois sale agreement, the Company has estimated its remaining liability to be $2.1 million. As of December 31, 2002, the Company is contingently liable for additional cleanup and related costs up to a maximum of $18.0 million, for which no provision has been recorded.

         In connection with the sale of Patient Care in 2002, $5.0 million of the cash purchase price was placed in escrow pending collection of third-party payer receivables on Patient Care's balance sheet at the sale date. Based on Patient Care's collection history, the Company believes that the specified receivables will be collected and that the full balance of the escrow funds will be paid to Roto-Rooter, Inc. Of this amount, $2.5 million will be evaluated and distributed as of October 2003 and the remainder as of October 2004.

         The Company's various loan agreements and guarantees of indebtedness contain certain restrictive covenants; however, management believes that such covenants will not adversely affect the operations of the Company. Under the most restrictive of these covenants, the Company projects that it can incur additional debt of approximately $83.4 million as of December 31, 2002.

         The Company carries an investment in the mandatorily redeemable preferred stock ($27.0 million par value; $27.2 million carrying and redemption values) and common stock warrants (carrying value of $4.1 million) of Vitas Healthcare Corporation

("Vitas"), a privately held provider of palliative and medical care and related services to terminally ill patients. Vitas has increased its net income during each of the past several fiscal years and has made timely payment of its preferred dividends in 2001 and 2002.

         During 2001, in a voluntary refinancing, Vitas, with the agreement of the Company and Vitas' series B preferred stockholders (subordinate in preference to the Company's investment in Vitas' preferred stock), restructured its debt and preferred stock with the result that the series B preferred shares were retired for cash and replaced with outside financing, and the series B preferred holders received convertible subordinated notes due November 2006 in the amount of $21.6 million as payment for the cumulative unpaid dividends on the Series B preferred. Based on Vitas' steadily increasing net income since the fiscal year ended 1998 and its ability to generate cash at the operating level, management believes its investment in Vitas is fully recoverable and that no impairment exists.

         Summarized below are the combined required long-term debt payments and minimum lease obligations for each of the five years subsequent to December 31, 2002 (in thousands):

            LONG-TERM    MINIMUM
               DEBT       LEASE
             PAYMENTS    PAYMENTS    TOTAL
            ---------    --------   --------
2003         $   409      $6,364    $  6,773
2004             334       5,747       6,081
2005           5,070       5,189      10,259
2006           5,074       2,206       7,280
2007           5,077         580       5,657

Based on recent projections and historical cash flows, management anticipates that the Company will satisfy these obligations from internally generated resources and minimal additional outside borrowings.

         Additionally, it is management's opinion that the Company has no long-range commitments that would have a significant impact on its liquidity, financial condition or the results of its operations. Due to the nature of the environmental liabilities, it is not possible to forecast the timing of the cash payments for these potential liabilities. Based on the Company's available credit lines, sources of borrowing and cash and cash equivalents, management believes its sources of capital and liquidity are satisfactory for the Company's needs for the foreseeable future.

RESULTS OF OPERATIONS

         Set forth below are the year-to-year changes in the components of the statement of operations relating to continuing operations:

                                                                 Percent
                                                           Increase/(Decrease)
                                                          ---------------------
                                                          2002 vs.     2001 vs.
                                                            2001         2000
                                                          --------     --------
Service revenues and sales:
 Plumbing and Drain Cleaning                                  (6)%         (4)%
 Service America                                             (12)          (8)
  Total                                                       (7)          (5)
Cost of services provided and goods
 sold (excluding depreciation)                                (9)          (2)
General and administrative expenses                          (10)          (4)
Selling and marketing expenses                                (5)           6
Depreciation                                                  (6)           8
Impairment, restructuring and similar expenses               (18)        n.a.
Income/(loss) from operations                                (77)        n.a.
Interest expense                                             (46)         (25)
Distributions on preferred securities                         (3)          (7)
Other income--net                                            (14)         (49)
Income/(loss) before income taxes                            (82)        n.a.
Income taxes                                                n.a.         n.a.
Income/(loss) from continuing operations                      (2)        n.a.

2002 VERSUS 2001 - CONSOLIDATED RESULTS

          The Company's service revenues and sales for 2002 declined 7% versus revenues for 2001. This $23.7 million decline was primarily attributable to declines in the Plumbing and Drain Cleaning segment's plumbing repair and maintenance business (7% or

$7.0 million), HVAC repair and maintenance business (62% or $6.1 million), and sewer and drain cleaning business (3% or $3.1 million) and in Service America's repair services under contracts (12% or $6.1 million).

         The decline in plumbing revenues is almost entirely attributable to a reduction in the number of jobs performed during the year, while the decline in the sewer and drain cleaning business was attributable to a 7% decline in number of jobs offset partially by an average price-per-job increase of 4%. The decline in Plumbing and Drain Cleaning's HVAC repair and maintenance business was attributable to the Company's decision in 2001 to exit this line of business. During 2002, the Company decided to retain the largest and most profitable of the HVAC and non-branded plumbing businesses because the Company believes this business will generate more cash than could be obtained by selling it and reinvesting the cash in passive investments. Despite a 7% decline in total job count for 2002 versus 2001, Plumbing and Drain Cleaning was able to slightly increase its overall gross margin (as a percent of revenues) in 2002 compared with 2001.

         The decline in Service America's service contract revenues is attributable to insufficient sales of new service contracts to replace service contracts that were not renewed either by Service America or the customer. The year to year decline in service contract revenues is anticipated to continue during 2003, as Service America in the fourth quarter of 2002 canceled approximately 5% of its outstanding service contracts that were too costly to service, as measured by the number of service calls during the year. These canceled service contracts generated annual revenues of approximately $1.8 million.

         Consolidated cost of services provided and goods sold (excluding depreciation) for 2002 declined 9% versus such costs in 2001. The primary components of cost of services provided and goods sold (excluding depreciation) are salaries, wages and benefits of service technicians and field personnel, material costs, insurance costs and service vehicle costs. Prior to 2002, amortization of goodwill was also included in the cost of services provided and goods sold. Effective December 31, 2001, the adoption of FAS No. 142 eliminated the amortization of goodwill. This accounting change accounted for 2 percentage points of the 9% decline in cost of services provided and goods sold in 2002 versus 2001. The remaining 7% decline in the cost of services provided and goods sold is consistent with the decline in revenues for 2002 versus 2001.

         General and administrative ("G & A") expenses for 2002 declined $5.5 million or 10% versus 2001 within the following operations (in millions):

Plumbing and Drain Cleaning        $  5.1
Service America                        .4
                                   ------
         Total                     $  5.5
                                   ======

The decline in Plumbing and Drain Cleaning G & A is largely attributable to reductions in discretionary compensation and benefits, due to not achieving profitability targets in 2002, as shown below (in thousands):

Elimination of restricted stock awards                                $1,800
Reduction in wages and discretionary benefits                          1,000
Reduction in discretionary thrift plan contribution                    1,000
Reduction in incentive compensation                                      900
Reduction in deferred compensation expense component
 of G & A as the result of adjusting deferred liability
 accruals for market losses on invested assets held
 in benefit trusts                                                       600
All other                                                               (200)
                                                                      ------
         Total                                                        $5,100
                                                                      ======

The $400,000 reduction in G & A expenses at Service America is attributable to that segment's reduction in the number of administrative employees, as a result of the reduction in the number of service contracts sold and serviced during the year.

         Selling and marketing ("Selling") expenses for 2002 declined $2.6 million, or 5% versus 2001. This decline is attributable to Service America's $1.2 million decline in Selling expenses in 2002 as a result of reduction in the number of selling employees (primarily outbound telemarketing) throughout 2002. Plumbing and Drain Cleaning's Selling expenses for 2002 declined $1.4 million versus 2001. Approximately 30% of this reduction was due to lower spending on non-Yellow Pages advertising and most of the remainder to lower salaries and wages.

         Depreciation expense for 2002 declined $808,000, or 6% versus 2002. $500,000 of this decline was attributable to the decline in depreciation expense at Service America, largely related to declining purchases of vans for service technicians in recent years. Depreciation expense for Plumbing and Drain Cleaning in 2002 increased slightly versus 2001.

         Impairment, restructuring and similar expenses for 2002 included an impairment charge of $20,342,000 for the write down of Service America's goodwill to its fair value at December 31, 2002. For 2001, these expenses included the following charges (in thousands):

                                                 Plumbing
                                                 and Drain     Service
                                                 Cleaning      America         Total
                                                 ---------    ---------      ---------
Restructuring expenses:
 Cost of exiting HVAC and non-Roto-
  Rooter-branded plumbing business               $  11,205    $        -     $  11,205
 Cost of closing Service America's
  Tucson branch                                          -         1,171         1,171
Expenses not expected to
 recur (similar expenses):
 Charges for accelerating the vesting of
  restricted stock awards in connection
  with the anticipated revision of the
  Company's long-term incentive plans
  in 2002                                            5,294           146         5,440
 Severance charges for 10 individuals
  incurred in connection with reducing
  administrative expenses, largely at the
  Plumbing and Drain Cleaning's headquarters         2,909           757         3,666
 Resolution of overtime pay issues with
  the U.S. Department of Labor, relating
  primarily to Plumbing and Drain Cleaning's
  prior years' compensation expense                  2,749             -         2,749
 Property and equipment impairment                     337           166           503
                                                 ---------     ---------     ---------
Total restructuring and similar expenses         $  22,494     $   2,240     $  24,734
                                                 =========     =========     =========

         The Company's loss from operations declined from $11,561,000 in 2001 to $2,678,000 in 2002. Operating expenses for 2002 included an impairment charge of $20,342,000 for the write down of Service America's goodwill. Operating expenses for 2001 include pretax restructuring and similar expenses of $24,734,000 and the following other unusual charges (in thousands):

                                                          Plumbing
                                                          and Drain      Service
                                                          Cleaning       America        Total
                                                          ---------     ---------     ---------
Amounts included in cost of services provided and
 goods sold:
   Additional casualty insurance expense recorded to
    reflect increase in valuation of insurance claims
    for prior years                                       $   1,411     $       -     $   1,411
   Terminated lease obligations                                   -            69            69
   All other                                                      -           414           414
Amounts included in general and administrative
 expenses:
   Terminated lease obligations                                 166             -           166
   All other                                                    417             -           417
                                                          ---------     ---------     ---------
       Total other unusual charges                        $   1,994     $     483     $   2,477
                                                          =========     =========     =========

During 2002, the HVAC and non-Roto-Rooter-branded businesses that were disposed generated $403,000 in service revenues and sales and operating losses of $106,000. During 2001, these businesses generated service revenues and sales of $6.3 million and operating losses of $754,000. Also in 2001, Service America's Tucson branch generated $1.7 million of service revenues and sales and recorded an operating loss of $430,000.

         The elimination of the restricted stock awards reduced general and administrative expenses by approximately $1.9 million per year ($1.8 million in the Plumbing and Drain Cleaning segment and $100,000 at Service America) beginning in 2002. The cost of a replacement long-term incentive plan is not estimable at this time. The employee severance charges for Plumbing and Drain Cleaning provided approximately $600,000 in annual savings starting in 2002.

         Interest expense, substantially all of which is classified as unallocated investing and financing income--net, declined from $5,423,000 in 2001 to $2,928,000 in 2002. This decline is attributable to lower debt levels and lower interest rates in 2002.

         Other income--net declined from $4,987,000 in 2001 to $4,282,000 in 2002, primarily as a result of an impairment charge of $1,200,000, partially offset by a $441,000 increase in interest income in 2002. The impairment charge arose from the decline in value of the Company's investment in the redeemable preferred stock of Medic One, Inc. ("Medic One"), a privately held provider of ambulance and wheelchair transportation services. During 2002, Medic One violated certain of its debt covenants. As of December 31, 2002 Medic One had not cured the violations or obtained a waiver for such violations. Despite the fact that Medic One reported positive income from operations in 2002 and 2001, it will apparently be unable to continue operations without the continued forbearance of debt covenant violations. If Medic One's lender called its debt, it is likely that Medic One would be forced into bankruptcy or forced liquidation. In such circumstances, the possibility that the Company could recover any significant portion of its investment is considered small. As a result, the Company concluded that the decline in the value of its investment in Medic One was other than temporary at December 31, 2002 and wrote down its investment to its estimated net realizable value (nil).

         Other income--net by segment and unallocated investing and financing -- net is summarized below (in thousands):

                                               2002         2001
                                             -------      -------
Unallocated Investing and Financing--net     $ 4,602      $ 6,011
Plumbing and Drain Cleaning                     (655)      (1,907)
Service America                                  335          883
                                             -------      -------
         Total                               $ 4,282      $ 4,987
                                             =======      =======

The decline in other income classified as unallocated investing and financing -- net is attributable to the previously-mentioned investment impairment charge. The decline in the Plumbing and Drain Cleaning segment's net other expense for 2002 versus 2001 is attributable primarily to intercompany interest income of $231,000 in 2002 versus expense of $414,000 in 2001. The decline in Service America's net other income for 2002 versus 2001 is attributable to lower interest income primarily as the result of lower interest rates in 2002.

         The Company's effective income tax rate for continuing operations was negative 268.5% in 2002 as compared with positive 31.1% in 2001. The negative effective rate in 2002 is caused by the nondeductibility of Service America's goodwill impairment charge in 2002.

         The loss from continuing operations was $8,854,000 ($.90 per share) in 2002 as compared with $9,037,000 ($.93 per share) for 2001. Unusual items impacting the loss from continuing operations for 2002 include Service America's aftertax goodwill impairment charge of $20,342,000 ($2.06 per share), an aftertax investment impairment charge of $780,000 ($.08 per share) and aftertax capital gains on the sales of investments of $775,000 ($.08 per share). Unusual items impacting the loss from continuing operations for 2001 include aftertax restructuring and similar expenses and other unusual charges totaling $16,943,000 ($1.74 per share) as summarized below (in thousands):

                                                  Plumbing
                                                  and Drain      Service
                                                  Cleaning       America        Total
                                                  ---------     ---------     ---------
Restructuring expenses:
  Cost of exiting HVAC and non-Roto-
   Rooter-branded plumbing business               $   6,765     $       -     $   6,765
  Cost of closing Service America's
   Tucson branch                                          -           707           707
Expenses not expected to
  recur (similar expenses):
  Charges for accelerating the vesting of
   restricted stock awards in connection
   with the anticipated revision of the
   Company's long-term incentive plans
   in 2002                                            3,417            87         3,504
  Severance charges for 10 individuals
   incurred in connection with reducing
   administrative expenses                            2,033           489         2,522
  Resolution of overtime pay issues with
   the U.S. Department of Labor, relating
   primarily to prior years' compensation
   expense                                            1,656             -         1,656
  Property and equipment impairment                     206           100           306
                                                  ---------     ---------     ---------
         Total restructuring and
          similar expenses                           14,077         1,383        15,460
Other unusual charges:
  Additional casualty insurance expense
    recorded to reflect increase in valuation
    of insurance claims for prior years                 839             -           839
  Terminated lease obligations                          101            41           142
  Other                                                 254           248           502
                                                  ---------     ---------     ---------
         Total restructuring and similar
         expenses and other unusual
         charges                                  $  15,271     $   1,672     $  16,943
                                                  =========     =========     =========

Also affecting the results for 2001 are aftertax goodwill amortization of $3,888,000 ($.40 per share)(amortization of goodwill ceased effective December 31, 2001) and aftertax gains on the sales of investments of $703,000 ($.07 per share).

         Discontinued operations for 2002 includes $3,395,000 from the operations and gain on the sale of Patient Care (sold in 2002), $2,861,000 federal income tax refund related to the Omnia Group (sold in 1997), $744,000 additional expense ($1,145,000 before income taxes) for the sublease related to the sale of DuBois Chemicals in 1991 and other adjustments aggregating $797,000. The adjustments to the sublease accrual ($1,145,000 in 2002 and $1,700,000 in 2001) were made to cover rental charges for vacant space previously occupied by the Company's former subsidiary, DuBois Chemicals ("DuBois"), sold in 1991. Prior to December 31, 2002, the sublease accrual was calculated under the assumption that all of the vacant space would be subleased at various dates and at market rental rates. Although the Company was able to sublease varying amounts of space during the past two years, it has been unable to sublease one of the floors covered under its lease. The adjustments made in 2002 decreased the amount of sublease rentals that were assumed to be received, to include only rentals from current sublessees. As a result, the sublease accrual will now cover the cost of all unoccupied space plus the shortfall of current subleased rentals versus contract rental rates and operating costs. No further charges for this liability are anticipated.

         The net loss declined from $12,185,000 ($1.25 per share) in 2001 to a loss of $2,545,000 ($.26 per share) in 2002. The net losses include income from discontinued operations of $6,309,000 ($.64 per share) in 2002 and a loss from discontinued operations of $1,447,000 ($.15 per share) in 2001. The net loss for 2001 also includes an extraordinary loss on the extinguishment of debt of

$1,701,000 ($.17 per share). Unusual items impacting the net loss for 2002 include Service America's aftertax goodwill impairment charge of $20,342,000 ($2.06 per share), an aftertax investment impairment charge of $780,000 ($.08 per share) and aftertax capital gains on the sales of investments of $775,000 ($.08 per share). Unusual items impacting the net loss for 2001 include aftertax restructuring and similar expenses and other unusual charges totaling $16,943,000 ($1.74 per share) as summarized above, aftertax goodwill amortization of $3,888,000 ($.40 per share -- amortization of goodwill was ceased effective December 31, 2001) and aftertax gains on the sales of investments of $703,000 ($.07 per share).

2002 VERSUS 2001 - SEGMENT RESULTS

         The aftertax earnings of the Plumbing and Drain Cleaning segment increased $18,516,000 from a loss of $8,765,000 in 2001 to income of $9,796,000 in 2002. The earnings for 2001 included the following aftertax restructuring and similar expenses and other unusual charges (in thousands):

Restructuring expenses:
         Cost of exiting HVAC and non-Roto-Rooter-
                  branded plumbing business                                $  6,765
Expenses not expected to recur (similar expenses):
         Resolution of overtime pay issues with the U.S.
                  Department of Labor, relating primarily to
                  prior years' compensation expense                           1,656
         Charges for accelerating the vesting of restricted
                  awards in connection with the anticipated
                  revision of the Company's long-term
                  incentive plans                                             3,417
         Property and equipment impairment charges                              206
         Severance charges for 9 individuals, incurred in
                  connection with reducing administrative
                  expenses                                                    2,033
                                                                           --------
         Total restructuring and similar expenses                            14,077
         Other unusual charges:
                  Additional casualty insurance expense recorded
                          to reflect increase in valuation of insurance
                          claims for prior years                                839
                  Terminated lease obligations                                  101
                  Other                                                         254
                                                                           --------
                                   Total                                   $ 15,271
                                                                           ========

In addition, aftertax amortization of goodwill, which ceased effective December 31, 2001, totaled $3,081,000 for 2001 versus nil for 2002.

         The aftertax loss of the Service America segment increased from $686,000 in 2001 to $19,961,000, primarily due to an aftertax impairment charge of $20,342,000 in 2002. The impairment charge is based on an appraisal firm's valuation of Service America's business as of December 31, 2002. The fair value of Service America was calculated using an average of the enterprise values determined under a capital markets valuation, and discounted cash flows using updated income and cash flow projections for Service America's business. The capital markets method calculates an enterprise value based on valuations that comparable businesses sell for in the capital markets, and based on certain financial ratios and statistics. The income and cash flow projections are updated each year as a part of the Company's annual business plan process and take into consideration the changing marketplace and changing operating conditions. The decline in the overall valuation of Service America was directly a result of lower revenue, earnings and cash flow projections as a result of the continued decline in the contract base of the business (19% drop in 2002). These projections were adjusted to reflect the fact that Service America missed achieving their budgeted revenues for 2002 by 13% ($8.7 million) and missed achieving their budgeted gross margin by 26% ($4.5 million).

         Amounts for Service America for 2001 include the following restructuring and similar expenses and other unusual charges (in thousands):

Restructuring expenses:
         Cost of closing Service America's Tucson branch                     $  707
Expenses not expected to recur (similar expenses):
         Severance charges for one individual, incurred in
                 connection with reducing administrative
                 expenses                                                       489
                 Property and equipment impairment charges                      100
                 Charges for accelerating the vesting of restricted
                          awards in connection with the anticipated
                          revision of the Company's long-term
                          incentive plans                                        87
                                                                             ------
                 Total restructuring and similar expenses                     1,383
         Other unusual charges:
                 Terminated lease obligations                                    41
                 Other                                                          248
                                                                             ------
                                   Total                                     $1,672
                                                                             ======

In addition, aftertax amortization of goodwill, which ceased effective December 31, 2001, totaled $807,000 for 2001 versus nil for 2002.

         Unallocated Investing and Financing-net, which includes unallocated financing costs and investment income, increased $897,000 from $414,000 aftertax in 2001 to $1,311,000 aftertax in 2002. The increase is attributable to the following (in thousands):

Lower interest expense in 2002 due to lower debt levels                 $ 1,742
Interest income on tax refund in 2002                                       530
Impairment charge on Medic One investment in 2002                          (780)
Lower intercompany interest income in 2002 (primarily Plumbing
         and Drain Cleaning segment)                                       (657)
Other                                                                        62
                                                                        -------
         Total                                                          $   897
                                                                        =======

2001 VERSUS 2000 - RESTRUCTURING AND SIMILAR INITIATIVES

         The Restructuring and Similar Initiatives comprise the following items discussed below and significantly impact the comparisons of operations for 2001 versus 2000.

RESTRUCTURING INITIATIVES

         In the third quarter of 2001, the Company made the decision to close the Tucson branch of its Service America segment as the result of evaluating its operating performance since the branch was acquired in 1999. The branch recorded an operating loss of nearly $500,000 in 2000 and was projected to record an operating loss in excess of $400,000 in 2001. By shutting down the branch, the Company estimates it will save the pretax operating loss of $400,000 and free up management's time to devote to other matters. The costs of Service America's restructuring were largely non-cash and included the following charges (in thousands):

Impairment of goodwill                                $   833
Impairment of identifiable intangible assets               50
Impairment of other assets                                288
                                                      -------
         Pretax cost                                    1,171
         Income tax benefit                              (464)
                                                      -------
         Aftertax cost                                $   707
                                                      =======

         Since the Tucson closing involved mostly non-cash charges and write-offs, and it was losing money at the operating level, its closing should benefit the Company's operations by eliminating the operating loss, but will have no material impact on the Company's financial position.

         In the fourth quarter of 2001, the Company decided to exit the HVAC and non-Roto-Rooter-branded plumbing businesses by selling, closing down or transferring these operations to Roto-Rooter branches. The decision to dispose of these operations was made because they had failed to improve profitability in recent years, and the businesses were requiring the use of resources which management believed could be better used elsewhere in the Plumbing and Drain Cleaning segment. The restructuring cost for these businesses includes the following (in thousands):

Impairment of goodwill                                $  9,793
Impairment of identifiable intangible assets               477
Impairment of property and equipment                       380
Impairment of inventory and other assets                   555
                                                      --------
         Pretax cost                                    11,205
         Income tax benefit                             (4,440)
                                                      --------
         Aftertax cost                                $  6,765
                                                      ========

         As with the Tucson closing, most of the costs of closing the HVAC and non-Roto-Rooter-branded plumbing businesses were non-cash charges or asset write-offs. The Company will benefit by the lack of a small operating loss if all operations are disposed or closed. The intangible benefit will be the redeployment of management attention on the rest of Plumbing and Drain Cleaning's businesses. The restructuring will have no material impact on the Company's financial position.

SIMILAR INITIATIVES

         Also during the fourth quarter of 2001, management obtained board approval to terminate the restricted stock award program by accelerating the vesting of all outstanding restricted awards. The program was originally adopted with the goal of providing a long-term incentive to management to grow the business and increase the value of the Company's stock. However, since the awards vested automatically with the passage of time, the program's goal was not achieved to the extent anticipated. By eliminating the program, the annual charge to the statement of operations (approximately $1.9 million) was eliminated. The Company subsequently adopted a replacement long-term incentive plan in 2002 with rewards based on a combination of increase in its stock price and multi-year profit growth.

         The cost of accelerating the stock awards includes the following (in thousands):

Charge for vesting awards (non-cash)          $ 4,263
Payroll taxes and benefits on awards            1,177
                                              -------
         Pretax cost                            5,440
         Tax benefit                           (1,936)
                                              -------
         Aftertax cost                        $ 3,504
                                              =======

Of these charges, $5,294,000 ($3,417,000 aftertax) was incurred by the Plumbing and Drain Cleaning segment, and $146,000 ($87,000 aftertax) was incurred in the Service America segment. The acceleration will not have a material impact on the Company's financial position and is projected to reduce expenses by approximately $1.9 million per year. The cost of the replacement long-term incentive plan is not known at the present time.

         Other unusual charges incurred in 2001 include the following charges (in thousands):

Severance awards (10 individuals) --
         Plumbing and Drain Cleaning segment                      $ 2,909
         Service America segment                                      757           $ 3,666
                                                                  -------
Cost of settling the Department of Labor overtime
         claims (Plumbing and Drain Cleaning)                                         2,749
Impairment of property and equipment (primarily Plumbing
         and Drain Cleaning)                                                            503
                                                                                    -------
                 Pretax cost                                                          6,918
                 Tax benefit                                                         (2,434)
                                                                                    -------
                 Aftertax cost                                                      $ 4,484
                                                                                    =======

2001 VERSUS 2000 - CONSOLIDATED RESULTS

         The Company's service revenues and sales for 2001 declined 5% versus revenues for 2000. This $17.4 million decline was primarily attributable to declines in the Plumbing and Drain Cleaning segment's plumbing repair and maintenance business (7% or $7.5 million) and HVAC repair and maintenance business (26% or $3.5 million), and in Service America's repair services under contracts (7% or $3.7 million).

         The decline in plumbing revenues is attributable to a 12% reduction of the number of jobs performed during the year, partially offset by a 6% increase in the average price per job. Sewer and drain cleaning revenues for 2001 were essentially even with 2000 revenues, the result of a 10% decline in the number of jobs combined with a 10% increase in the average price per job. The decline in Plumbing and Drain Cleaning's HVAC repair and maintenance business was attributable to the Company's decision in 2001 to exit this line of business.

         The 8% decline in Service America's revenues for 2001 versus 2000 was due to a 10% decline in demand service revenues for 2001 and a 7% decline in service contract revenue versus revenues for 2000. This latter decline was largely the result of selling insufficient new service contracts to offset the number of service contracts not renewed. The decline in demand service revenues is due largely to the decline in service contracts because demand services are largely dependent upon the service contract customer base.

         Cost of services provided and goods sold (excluding depreciation) for 2001 declined 2% ($3.4 million) as a result of lower sales in both the Plumbing and Drain Cleaning and Service America segments. Higher labor costs and higher insurance costs (as a percentage of revenues) in the Plumbing and Drain Cleaning segment resulted in an overall decline in the Company's gross profit margin for 2001 versus 2000.

         G & A expenses for 2001 declined 4% ($2.4 million) versus 2000 primarily due to the reduction of the discretionary thrift plan contribution in the Plumbing and Drain Cleaning segment. Service America's G & A expenses contributed approximately $400,000 to this decline, primarily due to the reduction of discretionary bonuses and thrift plan contributions in 2001.

         Selling expenses for 2001 increased 6% ($2.7 million), primarily due to higher advertising expense in 2001 by the Plumbing and Drain Cleaning segment. This increase was due to an increased focus on Yellow Pages advertising during 2001. A moderate, but lower increase is expected for 2002.

         Depreciation expenses for 2001 increased 7.6% ($1.0 million) versus 2000 primarily due to higher depreciation costs for service vans in the Plumbing and Drain Cleaning segment ($300,000) and at Service America ($700,000). The higher levels of depreciation are due to prior years' van replacements; the increase in depreciation expense is not expected to continue in 2002.

         Income from operations declined $40,109,000 from $28,548,000 in 2000 to a loss of $11,561,000 in 2001. This decline is attributable to the following (in thousands):

Restructuring and similar expenses incurred in 2001--
         Plumbing and Drain Cleaning segment                   $22,494
         Service America segment                                 2,240          $24,734
                                                               -------
Lower gross profit in 2001 (substantially all due to
         Plumbing and Drain Cleaning)                                            14,037
Other                                                                             1,338
                                                                                -------
                  Total                                                         $40,109
                                                                                =======

         Interest expense for 2001 totaled $5,423,000 versus expense of $7,211,000 recorded in 2000. This decline is attributable primarily to lower debt levels in 2001.

         Other income declined from $9,846,000 in 2000 to $4,987,000 in 2001, primarily as a result of lower gains on the sales of investments in 2001 (a decline of $2,406,000). Market losses on trading investments held in deferred compensation trusts in 2001 versus gains in 2000 also contributed to this decline (a reduction of $1,208,000). A decline of $805,000 in interest income, due largely to lower interest rates in 2001, contributed to this decline.

         The Company's effective income tax rate for continuing operations was 31.1% in 2001 as compared with 39.9% in 2000. The lower effective rate in 2001 is due largely to the impact of nondeductible goodwill amortization on the taxable income/(loss), as a percent of pretax income or loss.

         Income/(loss) from continuing operations declined from income of $18,030,000 ($1.83 per share or $1.82 per diluted share) in 2000 to a loss of $9,037,000 ($.93 per share) in 2001, largely as a result of aftertax restructuring and similar expenses and other charges of $16,943,000 ($1.74 per share) and of lower income from operations from the Plumbing and Drain Cleaning segment (before restructuring and similar expenses).

         Net income/(loss) declined from income of $19,971,000 ($2.03 per share and $2.01 per diluted share) in 2000 to a loss of $12,185,000 ($1.25 per share) in 2001. The net loss for 2001 included restructuring and similar expenses of $16,943,000 ($1.74 per share), amortization of goodwill of $3,888,000 ($.40 per share), capital gains on the sales of investments of $703,000 ($.07 per share), a loss from discontinued operations of $1,447,000 ($.15 per share) and an extraordinary loss on extinguishment of debt of $1,701,000 ($.18 per share). Net income for 2000 included capital gains on the sales of investments of $2,261,000 ($.23 per share), amortization of goodwill of $3,875,000 ($.39 per share) and income from discontinued operations of $1,941,000 ($.19 per share).

2001 VERSUS 2000 - SEGMENT RESULTS

         The aftertax margin of the Plumbing and Drain Cleaning segment declined
8.4 percentage points from 5.1% in 2000 to minus 3.3% in 2001. Restructuring and similar expenses and other charges incurred in 2001 ($15,271,000 aftertax) accounted for 5.7 percentage points of this decline. The remaining decline in the aftertax margin is attributable primarily to a lower gross profit margin resulting from higher labor costs and higher insurance costs.

         The aftertax margin of the Service America segment declined 2.4 percentage points from 1.4% in 2000 to negative 1.0% in 2001. Restructuring and similar expenses and other charges ($1,672,000 aftertax) in 2001 accounted for
2.4 percentage points of this decline.

         Unallocated investing and financing-net declined $2,267,000 from $2,681,000 in 2000 to $414,000 in 2001. This decline is due to the following (in thousands):

Lower capital gains on the sales of available-for-sale investments in 2001          $(1,558)
Lower intercompany interest income (primarily the Plumbing and Drain
         Cleaning segment)                                                           (1,439)
Lower interest expense in 2001 due to lower debt levels                                 910
Other                                                                                  (180)
                                                                                    -------
         Total                                                                      $(2,267)
                                                                                    =======

CRITICAL ACCOUNTING POLICIES

INSURANCE ACCRUALS

         As the Company self insures for casualty insurance claims (workers' compensation, auto liability and general liability), management closely monitors and frequently evaluates its historical claims experience to estimate the appropriate level of accrual for insured claims. The Company's third-party administrator ("TPA") processes claims on behalf of the Company and reviews claims on a monthly basis. Currently the Company's exposure on any single claim is capped at $250,000. For most of the years prior to 1999 the caps for general liability and workers compensation were $500,000 per claim.

         In developing its estimates, the Company accumulates historical claims data for the previous 10 years to calculate loss development factors ("LDF") by insurance coverage type. LDFs are applied to known claims to estimate the ultimate potential liability for known and unknown claims for each open policy year. The LDFs are updated every three years, and reviewed by the Company's outside professional actuaries for reasonableness, in view of the Company's claims experience and insurance industry trends. Current LDF's were last updated as of March 2000 and will next be updated in March 2003. Because this methodology relies heavily on historical claims data, the key risk is whether or not the historical claims are an accurate predictor of future claims exposure. The risk also exists that certain claims have been incurred and not reported on a timely basis. To mitigate these risks, the Company, in conjunction with its TPA, closely monitors claims to ensure timely accumulation of data and compares its claims trends with the industry experience of its TPA. As an indication of the sensitivity of the accrued liability to reported claims, the Company's analysis indicates that a 1% across the board increase or decrease in the amount of reported claims would increase or decrease the accrued insurance liability at December 31, 2002 by 3.5% or $619,000.

         For 2002, the fully developed and trended claims losses are down 31% from 2001 and down 12% from 2000. The adverse claims losses in 2001 (which increased 28% versus claims for 2000) resulted from larger auto liability claims than had been historically experienced both in the Plumbing and Drain Cleaning and Service America segments. For 2001, additional insurance expense of $1.4 million was recorded in the fourth quarter to address the impact of larger projected losses for prior years, as the result of an increase in the projected cost of settling existing claims.

INVESTMENTS

         Equity investments with readily determinable fair values are recorded at their fair values. Other equity investments are recorded at cost, subject to write-down for impairment. The Company regularly reviews its investments for impairment. As a result of this review, in the fourth quarter of 2002, the Company reduced the carrying value of its investment in the redeemable preferred stock of Medic One Inc. from its original cost of $1,200,000 to nil. Medic One, a privately held company in the ambulance services and wheelchair transportation business, is in violation of certain covenants under a line of credit that expired in November 2002. The lender has not waived such violations and has the right to call the debt. If the debt were called, Medic One could be forced into bankruptcy.

GOODWILL

         The Company annually tests the goodwill balances of its reporting units for impairment using appraisals performed by a valuation firm. The valuation of each reporting unit is dependent upon many factors, some of which are market-driven and beyond the Company's control. The valuations of goodwill for the Company's Roto-Rooter Services and Roto-Rooter Franchising and Products reporting units indicate that the fair value of goodwill for each of these units exceeds its respective book value by a significant amount. The valuation of Service America indicated that its book value exceeded its fair value by $20.3 million. Accordingly, goodwill for this reporting unit was reduced from its book value of $30.4 million to $10.1 million at December 31, 2002.

RECENT ACCOUNTING STATEMENTS

SFAS NO. 143

         In June 2001, the Financial Accounting Standards Board ("FASB") approved the issuance of SFAS No. 143, Accounting for Asset Retirement Obligations. It is effective for fiscal years beginning after June 15, 2002, and requires recognizing legal obligations associated with the retirement of tangible long-lived assets that result from the acquisition, construction or development or normal operation of a long-lived asset. Since the Company has no material asset retirement obligations, the adoption of SFAS No.143 in 2003 will not have a material impact on the Company's financial statements.

SFAS NO. 145

         In April 2002, the FASB approved the issuance of SFAS No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections. It is generally effective for transactions occurring after May 15, 2002. The Company's adoption of SFAS No.145 in 2002 did not have a material impact on its financial statements.

SFAS NO. 146

         In July 2002, the FASB approved the issuance of SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. Generally, SFAS No. 146 stipulates that defined exit costs (including restructuring and employee termination costs) are to be recorded on an incurred basis rather than on a commitment basis, as was previously required. This statement is effective for exit or disposal activities initiated after December 31, 2002. The Company anticipates the adoption of SFAS No. 146 in 2003 will not have a material impact on its financial statements.

FIN NO. 45

         In November 2002, the FASB approved the issuance of FASB Interpretation ("FIN") No. 45, Guarantor's Accounting and Disclosure for Guarantees, Including Indirect Guarantees of Indebtedness of Others. The initial recognition and initial measurement provisions of this Interpretation are applicable to guarantees issued or modified after December 31, 2002. The Company anticipates the adoption of FIN No. 45 in 2003 will not have a material impact on its financial statements.

SFAS NO. 148

         In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation -- Transition and Disclosure. It is effective for annual periods ending, and for interim periods beginning, after December 15, 2002. Because the Company uses Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, to account for stock-based compensation, this statement will not have a material impact on the Company's financial statements.

FIN NO. 46

         In January 2003, the FASB approved the issuance of FIN No. 46, Consolidation of Variable Interest Entities. It is effective immediately for variable interest entities created after January 31, 2003, and for variable interest entities in which an enterprise obtains an interest after that date. Because the Company has no such investments, this statement will not have a material impact on the Company's financial statements.

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 REGARDING FORWARD-LOOKING INFORMATION

         In addition to historical information, this report contains forward-looking statements and performance trends that are based upon assumptions subject to certain known and unknown risks, uncertainties, contingencies and other factors. Such forward-looking statements and trends include, but are not limited to, those relating to the ability of Service America to increase its gross profit margin, the impact of laws and regulations on Company operations and the recoverability of deferred tax assets. Variances in any or all of the risks, uncertainties, contingencies, and other factors from the Company's assumptions could cause actual results to differ materially from these forward-looking statements and trends. The Company's ability to deal with the unknown outcomes of these events, many of which are beyond the control of the Company, may affect the reliability of its projections and other financial matters.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         Reference is made to Item 15, which is incorporated herein by reference.

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

         The Company recently carried out an evaluation, under the supervision of the Company's President and Chief Executive Officer, with the participation of its Executive Vice President and Treasurer and its Vice President and Controller, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon this evaluation, the Company's President and Chief Executive Officer, Executive Vice President and Treasurer and Vice President and Controller concluded the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company and its consolidated subsidiaries required to be included in the Company's Exchange Act reports. There have been no significant changes in internal control over financial reporting during the year ended December 31, 2002.

ITEM 15. EXHIBITS, FINANCIAL STATEMENTS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K

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

  10.8     1981 Stock Incentive Plan, as amended through May 20,
           1991.*,**

  10.9     1983 Incentive Stock Option Plan, as amended through May 20,
           1991.*,**

 10.10     1986 Stock Incentive Plan, as amended through May 20,
           1991.*,**

 10.11     1988 Stock Incentive Plan, as amended through May 20,
           1991.*,**

 10.12     1993 Stock Incentive Plan.*,**

 10.13     1995 Stock Incentive Plan.*,**

 10.14     1997 Stock Incentive Plan.*,**

 10.15     1999 Stock Incentive Plan.*,**

 10.16     1999 Long-Term Employee Incentive Plan as amended through May
           20, 2002.*,**

 10.17     2002 Stock Incentive Plan.*,**

 10.18     2002 Executive Long-Term Incentive Plan.*,**

 10.19     Employment Contracts with Executives.*,**

 10.20 Amendment to Employment Agreements with Kevin J. McNamara, Thomas C. Hutton and Sandra E. Laney dated August 7, 2002.*,**

 10.21     Amendment to Employment Agreements with Timothy S. O'Toole and
            Arthur V. Tucker dated August 7, 2002.*,**

        10.22 Amendment to Employment Agreements with Spencer S. Lee and Rick L. Arquilla dated August 7, 2002.*,**

        10.23 Amendment No. 4 to Employment Agreement with John M. Mount dated August 7, 2002.*,**

        10.24 Amendment to Employment Agreements with Executives dated January 1, 2002.*, **

        10.25     Employment Contract with John M. Mount.*, **

        10.26 Consulting Agreement between Timothy S. O'Toole and PCI Holding Corp. effective October 11, 2002.*,**

        10.27 Amendment No. 16 to Employment Agreement with Sandra E. Laney dated March 1, 2003.*,**

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

        10.39     Split Dollar Agreement with Edward L. Hutton.*,**

        10.40     Split Dollar Agreement with John M. Mount.*,**

        10.41     Split Dollar Agreement with Spencer S. Lee.*,**

        10.42     Split Dollar Agreement with Rick L. Arquilla.*,**

        10.43     Form of Promissory Note under the Executive Stock Purchase
                  Plan.*,**

        10.44 Promissory Note under the Executive Stock Purchase Plan with Kevin J. McNamara.*,**

        10.45 Roto-Rooter Deferred Compensation Plan No. 1, as amended January 1,1998.*,**

        10.46     Roto-Rooter Deferred Compensation Plan No. 2.*,**

           13.    2002 Annual Report to Stockholders.*

           21.    Subsidiaries of Chemed Corporation. *

           23.    Consent of Independent Accountants.

           24.    Powers of Attorney. *

         31.1 Certification by Kevin J. McNamara pursuant to Rule 13A-14 of the Exchange Act of 1934.

         31.2 Certification by Timothy S. O'Toole pursuant to Rule 13A-14 of the Exchange Act of 1934.

         31.3 Certification by Arthur V. Tucker, Jr. pursuant to Rule 13A-14 of the Exchange Act of 1934.

         32.1 Certification by Kevin J. McNamara pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         32.2 Certification by Timothy S. O'Toole pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         32.3 Certification by Arthur V. Tucker, Jr. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* This exhibit is being filed by means of incorporation by reference (see Index to Exhibits on page E-1). Each other exhibit is being filed with this Amendment No. 1 of Annual Report on Form 10-K/A.

**   Management contract or compensatory plan or arrangement.

FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

         See Index to Financial Statements and Financial Statement Schedule on page F-1.

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

                                        ROTO-ROOTER, INC.

December 17, 2003                       By /s/ Kevin J. McNamara
                                           ----------------------------------
                                           Kevin J. McNamara
                                           President and Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

         SIGNATURE                                      TITLE                                       DATE
--------------------------    -----------------------------------------------------------     -----------------
                                                                                       -----
/s/Kevin J. McNamara          President and Chief Executive Officer                        |
--------------------------    and a Director (Principal Executive Officer)                 |
Kevin J. McNamara                                                                          |
                                                                                           |
/s/Timothy S. O'Toole         Executive Vice President and Treasurer                       |
--------------------------    and a Director                                               |
Timothy S. O'Toole            (Principal Financial Officer)                                |
                                                                                           |
/s/Arthur V. Tucker, Jr.      Vice President and Controller                                |   December 17, 2003
--------------------------    (Principal Accounting Officer)                               |
Arthur V. Tucker, Jr.                                                                      |
                                                                                           |
Edward L. Hutton*                                      ------------                        |
Charles H. Erhart, Jr.*       Sandra E. Laney*                    |                        |
Joel F. Gemunder*             Donald E. Saunders*                 |                        |
Patrick P. Grace*             George J. Walsh III*                |          -- Directors  |
Thomas C. Hutton*             Frank E. Wood*                      |                        |
                                                       ------------                    -----

------------
* Naomi C. Dallob by signing her name hereto signs this document on behalf of each of the persons indicated above pursuant to powers of attorney duly executed by such persons and filed with the Securities and Exchange Commission.

December 17, 2003                                  /s/ Naomi C. Dallob
      Date                                         -----------------------------
                                                   Naomi C. Dallob
                                                   (Attorney-in-Fact)

                   ROTO-ROOTER, INC. AND SUBSIDIARY COMPANIES

         INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

                               2002, 2001 AND 2000

                                                                                         PAGE(S)
ROTO-ROOTER, INC. CONSOLIDATED FINANCIAL
  STATEMENTS AND FINANCIAL STATEMENT SCHEDULE
    Report of Independent Accountants...............................................   F-2
    Consolidated Statement of Operations............................................   F-3
    Consolidated Balance Sheet......................................................   F-4
    Consolidated Statement of Changes in Stockholders' Equity.......................   F-5 - F-6
    Consolidated Statement of Comprehensive Income/(Loss)...........................   F-5
    Consolidated Statement of Cash Flows............................................   F-7
    Notes to Financial Statements...................................................   F-8 - F-29
    Unaudited Summary of Quarterly Results..........................................   F-30 - F-33

    Schedule II -- Valuation and Qualifying Accounts................................   S-1

         The Financial Statement Schedule should be read in conjunction with the consolidated financial statements listed above. Schedules not included have been omitted because they are not applicable or the required information is shown in the financial statements or notes thereto as listed above.

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Stockholders and Board of Directors of Roto-Rooter, Inc. (formerly Chemed Corporation):

         In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, cash flows, changes in stockholders' equity and comprehensive income/(loss) present fairly, in all material respects, the financial position of Roto-Rooter, Inc. (formerly Chemed Corporation) and its subsidiaries at December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement Schedule II, Valuation and Qualifying Accounts, presents fairly, in material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         As discussed in Notes 1 and 4, effective January 1, 2002, the Company adopted the provisions of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets.

         As discussed in Note 2, the consolidated financial statements at December 31, 2002 and 2001 and for the three years in the period ended December 31, 2002 have been restated.

/s/ PricewaterhouseCoopers LLP

Cincinnati, Ohio
February 7, 2003, except for Notes 2 and 3, as to which the date is November 26, 2003

ROTO-ROOTER, INC.AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENT OF OPERATIONS
(in thousands, except per share data)

                                                                                                 FOR THE YEARS ENDED DECEMBER 31,
                                                                                                 --------------------------------
                                                                                                    2002        2001        2000
                                                                                                 ----------  ----------  -------
                                                                                                     (AS RESTATED - SEE NOTE 2)
CONTINUING OPERATIONS
     Service revenues and sales.............................................................     $ 314,176   $ 337,908   $ 355,307
                                                                                                 ---------   ---------   ---------
     Cost of services provided and goods sold (excluding depreciation)......................       186,285     205,616     208,978
     General and administrative expenses....................................................        51,096      56,546      58,919
     Selling and marketing expenses.........................................................        45,544      48,178      45,488
     Depreciation...........................................................................        13,587      14,395      13,374
     Impairment, restructuring and similar expenses (Notes 4 and 5).........................        20,342      24,734          --
                                                                                                 ---------   ---------   ---------
         Total costs and expenses...........................................................       316,854     349,469     326,759
                                                                                                 ---------   ---------   ---------
         Income/(loss) from operations......................................................        (2,678)    (11,561)     28,548
     Interest expense.......................................................................        (2,928)     (5,423)     (7,211)
     Distributions on preferred securities..................................................        (1,079)     (1,113)     (1,197)
     Other income--net (Note 8)..............................................................        4,282       4,987       9,846
                                                                                                  ---------   ---------  ---------
         Income/(loss) before income taxes..................................................        (2,403)    (13,110)     29,986
     Income taxes (Note 9)..................................................................        (6,451)      4,073     (11,956)
                                                                                                 ---------   ---------   ---------
         Income/(loss) from continuing operations...........................................        (8,854)     (9,037)     18,030
DISCONTINUED OPERATIONS (Note 6)............................................................         6,309      (1,447)      1,941
                                                                                                 ---------   ---------   ---------
Income/(loss) before extraordinary loss.....................................................        (2,545)    (10,484)     19,971
Extraordinary loss on extinguishment of debt (Note 12)......................................            --      (1,701)         --
                                                                                                 ---------   ---------   ---------
NET INCOME/(LOSS)...........................................................................     $  (2,545)  $ (12,185)  $  19,971
                                                                                                 =========   =========   =========
EARNINGS/(LOSS) PER SHARE
     Income/(loss) from continuing operations...............................................     $    (.90)  $    (.93)  $    1.83
                                                                                                 =========   =========   =========
     Income/(loss) before extraordinary loss................................................     $    (.26)  $   (1.08)  $    2.03
                                                                                                 =========   =========   =========
     Net income/(loss)......................................................................     $    (.26)  $   (1.25)  $    2.03
                                                                                                 =========   =========   =========
DILUTED EARNINGS/(LOSS) PER SHARE (Note 17)
     Income/(loss) from continuing operations...............................................     $    (.90)  $    (.93)  $    1.82
                                                                                                 =========   =========   =========
     Income/(loss) before extraordinary loss................................................     $    (.26)  $   (1.08)  $    2.01
                                                                                                 =========   =========   =========
     Net income/(loss)......................................................................     $    (.26)  $   (1.25)  $    2.01
                                                                                                 =========   =========   =========
INCOME/(LOSS) BEFORE EXTRAORDINARY LOSS EXCLUDING GOODWILL AMORTIZATION
     Income/(loss) before extraordinary loss................................................     $  (2,545)  $  (5,863)  $  24,579
                                                                                                 =========   =========   =========

     Earnings/(loss) per share..............................................................     $    (.26)  $    (.60)  $    2.50
                                                                                                 =========   =========   =========
     Diluted earnings/(loss) per share (Note 17)............................................     $    (.26)  $    (.60)  $    2.48
                                                                                                 =========   =========   =========
NET INCOME/(LOSS) EXCLUDING GOODWILL AMORTIZATION
     Net income/(loss)......................................................................     $  (2,545)  $  (7,564)  $  24,579
                                                                                                 =========   =========   =========
     Earnings/(loss) per share..............................................................     $    (.26)  $    (.78)  $    2.50
                                                                                                 =========   =========   =========
     Diluted earnings/(loss) per share (Note 17)............................................     $    (.26)  $    (.78)  $    2.48
                                                                                                 =========   =========   =========
AVERAGE NUMBER OF SHARES OUTSTANDING
     Earnings/(loss) per share..............................................................         9,858       9,714       9,833
                                                                                                 =========   =========   =========
     Diluted earnings/(loss) per share (Note 17)............................................         9,858       9,714       9,927
                                                                                                 =========   =========   =========

The Notes to Financial Statements are integral parts of this statement.

ROTO-ROOTER, INC.AND SUBSIDIARY COMPANIES
CONSOLIDATED BALANCE SHEET
(in thousands, except per share data)

                                                                                                  DECEMBER 31,
                                                                                                  ------------
                                                                                              2002            2001
                                                                                           ----------      ----------
                                                                                           (AS RESTATED - SEE NOTE 2)
ASSETS
    Current assets
       Cash and cash equivalents (Note 10).............................................    $   37,731      $    8,725
       Accounts receivable less allowances of $3,309 (2001--$4,091)....................        14,643          14,040
       Inventories, primarily general merchandise and finished goods...................         9,493          10,424
       Statutory deposits..............................................................        12,323          13,331
       Current deferred income taxes (Note 9)..........................................         9,894          10,470
       Current assets of discontinued operations (Note 6)..............................            --          36,404
       Prepaid expenses and other current assets.......................................         7,716           6,032
                                                                                           ----------      ----------
         Total current assets..........................................................        91,800          99,426

     Other investments (Note 16).......................................................        37,326          38,273
     Properties and equipment, at cost less accumulated depreciation (Note 11).........        48,361          54,549
     Identifiable intangible assets less accumulated amortization
       of $7,167 (2001--$6,545) (Note 4)...............................................         2,889           3,461
     Goodwill less accumulated amortization (Note 4)...................................       110,843         130,402
     Noncurrent assets of discontinued operations(Note 6)..............................            --          44,905
     Other assets......................................................................        44,710          27,729
                                                                                           ----------      ----------
              Total Assets.............................................................    $  335,929      $  398,745
                                                                                           ==========      ==========

LIABILITIES
     Current liabilities
       Accounts payable................................................................    $    5,686      $    9,126
       Current portion of long-term debt (Note 12).....................................           409             353
       Income taxes (Note 9)...........................................................         7,348           6,896
       Deferred contract revenue.......................................................        17,321          22,194
       Current liabilities of discontinued operations(Note 6)..........................            --          10,422
       Other current liabilities (Note 13).............................................        40,961          40,703
                                                                                           ----------      ----------
         Total current liabilities.....................................................        71,725          89,694

     Long-term debt (Note 12)..........................................................        25,603          61,037
     Noncurrent liabilities of discontinued operations(Note 6).........................            --           1,773
     Other liabilities (Note 13).......................................................        25,993          27,842
                                                                                           ----------      ----------
     Commitments and contingencies (Notes 13, 15 and 19)
              Total Liabilities........................................................       123,321         180,346
                                                                                           ----------      ----------

MANDATORILY REDEEMABLE CONVERTIBLE PREFERRED SECURITIES
   OF THE CHEMED CAPITAL TRUST (NOTE 20)...............................................        14,186          14,239
                                                                                           ----------      ----------

STOCKHOLDERS' EQUITY
     Capital stock--authorized 15,000,000 shares $1 par;
       issued 13,448,475 shares (2001--13,437,781 shares)..............................        13,448          13,438
     Paid-in capital...................................................................       168,299         167,542
     Retained earnings.................................................................       127,938         135,040
     Treasury stock--3,630,689 shares (2001--3,606,085 shares), at cost................      (111,582)       (110,424)
     Unearned compensation (Note 14)...................................................        (4,694)         (7,436)
     Deferred compensation payable in Company stock (Note 14)..........................         2,280           3,288
     Accumulated other comprehensive income............................................         3,685           4,214
     Notes receivable for shares sold (Note 18)........................................          (952)         (1,502)
                                                                                           ----------      ----------
              Total Stockholders' Equity...............................................       198,422         204,160
                                                                                           ----------      ----------
              Total Liabilities and Stockholders' Equity...............................    $  335,929      $  398,745
                                                                                           ==========      ==========

The Notes to Financial Statements are integral parts of this statement.

ROTO-ROOTER, INC.AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
(in thousands, except per share data)

                                                                                                          CAPITAL     PAID-IN
                                                                                                           STOCK      CAPITAL
                                                                                                         ---------   ----------
Balance at December 31, 1999
           As reported...............................................................................    $ 13,665    $ 164,549
           Cumulative impact of restatement through December 31, 1999 (Note 2).......................          --           --
                                                                                                         --------    ---------
           As restated (Note 2)......................................................................      13,665      164,549
Net income (as restated--see Note 2)..................................................................         --           --
Dividends paid ($.40 per share)......................................................................          --           --
Exchange of capital stock for trust securities.......................................................        (576)      (7,971)
Purchases of treasury stock..........................................................................          --           --
Decrease in unearned compensation (Note 14)..........................................................          --           --
Stock awards and exercise of stock options (Note 18).................................................         226        6,266
Other comprehensive loss.............................................................................          --           --
Other................................................................................................           3         (226)
                                                                                                         --------    ---------
    Balance at December 31, 2000 (as restated--see Note 2)...........................................      13,318      162,618
Net loss (as restated--see Note 2)...................................................................          --           --
Dividends paid ($.44 per share)......................................................................          --           --
Stock awards and exercise of stock options (Note 18).................................................         119        5,055
Decrease in unearned compensation (Note 14)..........................................................          --           --
Transfer of deferred compensation payable to other liabilities.......................................          --           14
Other comprehensive income...........................................................................          --           --
Purchases of treasury stock..........................................................................          --           --
Payments on notes receivable (Note 18)...............................................................          --           --
Other................................................................................................           1         (145)
                                                                                                         --------    ---------
    Balance At December 31, 2001 (as restated--see Note 2)............................................     13,438      167,542
Net loss (as restated--see Note 2)....................................................................         --           --
Dividends paid ($.45 per share)......................................................................          --           --
Decrease in unearned compensation (Note 14)..........................................................          --           --
Stock awards and exercise of stock options (Note 18).................................................          23          974
Other comprehensive loss.............................................................................          --           --
Payments on notes receivable (Note 18)...............................................................          --           --
Purchases of treasury stock..........................................................................          --           --
Distribution of assets to settle deferred compensation liabilities...................................          --           --
Other................................................................................................         (13)        (217)
                                                                                                         --------    ---------
    BALANCE AT DECEMBER 31, 2002 (as restated--see Note 2)...........................................    $ 13,448    $ 168,299
                                                                                                         ========    =========

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME/(LOSS)
(in thousands)

                                                                                               FOR THE YEARS ENDED DECEMBER 31,
                                                                                               --------------------------------
                                                                                                 2002          2001     2000
                                                                                               --------     ---------  -------
Net income/(loss) (as restated--see Note 2).................................................   $ (2,545)    $ (12,185) $ 19,971
                                                                                               --------     ---------  --------
Other comprehensive income/(loss), net of income tax:
   Unrealized holding gains/(losses) on available-for-sale investments arising during the
     period.................................................................................        246         1,680     2,106
   Less reclassification adjustment for gains on available-for-sale investments arising
     during the period......................................................................       (775)         (703)   (2,261)
                                                                                               --------     ---------  --------
       Total................................................................................       (529)          977      (155)
                                                                                               --------     ---------  --------
Comprehensive income/(loss).................................................................   $ (3,074)    $ (11,208) $ 19,816
                                                                                               ========     =========  ========

The Notes to Financial Statements are integral parts of these statements.

                                              DEFERRED
                                            COMPENSATION     ACCUMULATED        NOTES
                TREASURY                     PAYABLE IN         OTHER        RECEIVABLE
  RETAINED       STOCK--       UNEARNED       COMPANY      COMPREHENSIVE         FOR
  EARNINGS       AT COST     COMPENSATION      STOCK           INCOME        SHARES SOLD      TOTAL
-----------    ----------   -------------  -------------   -------------    ------------   ----------
$ 144,322      $  (99,437)     $(17,056)      $ 5,340          $ 3,392        $(2,731)      $ 212,044
   (1,700)             --            --            --               --             --          (1,700)
---------      ----------      --------       -------          -------        -------       ---------
  142,622         (99,437)      (17,056)        5,340            3,392         (2,731)        210,344
   19,971              --            --            --               --             --          19,971
   (4,022)             --            --            --               --             --          (4,022)
   (6,992)             --            --            --               --             --         (15,539)
       --          (5,320)           --            --               --             --          (5,320)
       --              --         3,617            --               --             --           3,617
       --            (408)       (3,244)           --               --             --           2,840
       --              --            --            --             (155)            --            (155)
       17             (84)           --           160               --           (155)           (285)
---------      ----------      --------       -------          -------        -------       ---------
  151,596        (105,249)      (16,683)        5,500            3,237         (2,886)        211,451
  (12,185)             --            --            --               --             --         (12,185)
   (4,384)             --            --            --               --             --          (4,384)
       --          (3,654)        5,138            --               --             --           6,658
       --              --         4,109            --               --             --           4,109
       --             (14)           --        (2,293)              --             --          (2,293)
       --              --            --            --              977             --             977
       --            (219)           --            --               --             --            (219)
       --          (1,288)           --            --               --          1,484             196
       13              --            --            81               --           (100)           (150)
---------      ----------      --------       -------          -------        -------       ---------
  135,040        (110,424)       (7,436)        3,288            4,214         (1,502)        204,160
   (2,545)             --            --            --               --             --          (2,545)
   (4,438)             --            --            --               --             --          (4,438)
       --              --         2,742            --               --             --           2,742
       --          (2,114)           --            --               --             --          (1,117)
       --              --            --            --             (529)            --            (529)
       --            (338)           --            --               --            550             212
       --             (51)           --            --               --             --             (51)
       --           1,066            --        (1,066)              --             --              --
     (119)            279            --            58               --             --             (12)
---------      ----------      --------       -------          -------        -------       ---------
$ 127,938      $ (111,582)     $ (4,694)      $ 2,280          $ 3,685        $  (952)      $ 198,422
=========      ==========      ========       =======          =======        =======       =========

ROTO-ROOTER, INC.AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENT OF CASH FLOWS
(in thousands, except per share data)

                                                                                     FOR THE YEARS ENDED DECEMBER 31,
                                                                                    ----------------------------------
                                                                                      2002        2001         2000
                                                                                    ---------   ---------   ----------
                                                                                       (AS RESTATED--SEE NOTE 2)
CASH FLOWS FROM FINANCING ACTIVITIES
   Net income/(loss) ............................................................   $ (2,545)   $(12,185)   $ 19,971
   Adjustments to reconcile net income/(loss) to net cash provided by operations:
      Depreciation and amortization .............................................     14,356      21,273      20,314
      Noncash restructuring and impairment charges ..............................     21,542      15,150          --
      Provision for uncollectible accounts receivable ...........................      1,808       2,866       2,236
      Provision for deferred income taxes .......................................        459      (6,173)        139
      Discontinued operations (Note 6) ..........................................     (6,309)      1,447      (1,941)
      Gains on sales of available-for-sale investments ..........................     (1,141)       (993)     (3,399)
      Changes in operating assets and liabilities, excluding\
         amounts acquired in business combinations:
            Increase in accounts receivable .....................................     (2,351)       (411)         (4)
            Decrease in statutory reserve requirements ..........................      1,008         715         208
            Decrease/(increase) in inventories ..................................        931          79        (706)
            Decrease/(increase) in prepaid expenses and other current assets ....       (666)        990          45
            Increase/(decrease)  in accounts payable, deferred contract
               revenue and other current liabilities ............................     (6,724)      7,059       2,873
         Increase/(decrease) in income taxes ....................................      4,096      (5,535)      5,282
         Decrease/(increase) in other assets ....................................     (1,253)        233      (3,711)
         Increase/(decrease) in other liabilities ...............................       (621)        (96)      1,670
         Noncash expense of internally financed ESOPs ...........................      2,742       4,109       3,049
         Other sources/(uses) ...................................................      1,562      (1,405)        (45)
                                                                                    --------    --------    --------
            Net cash provided by continuing operations ..........................     26,894      27,123      45,981
            Net cash provided by discontinued operations (Note 6) ...............      2,629       7,258       5,794
                                                                                    --------    --------    --------
               Net cash provided by operating activities ........................     29,523      34,381      51,775
                                                                                    --------    --------    --------
CASH FLOWS FROM FINANCING ACTIVITIES
   Capital expenditures .........................................................    (11,855)    (14,457)    (17,586)
   Net proceeds/(uses) from sale of discontinued operations (Note 6) ............     50,676      (6,332)     (3,695)
   Proceeds from sales of property and equipment ................................      2,479       3,676         625
   Business combinations, net of cash acquired (Note 7) .........................     (1,236)     (1,555)    (11,504)
   Proceeds from sales of available-for-sale investments ........................      1,917       1,377       4,290
   Purchase of Roto-Rooter minority interest ....................................        (83)       (820)     (1,236)
   Investing activities of discontinued operations (Note 6) .....................       (469)       (900)     (1,911)
   Other uses ...................................................................       (413)        (78)       (303)
                                                                                    --------    --------    --------
               Net cash provided (used) by investing activities .................     41,016     (19,089)    (31,320)
                                                                                    --------    --------    --------
CASH FLOWS FROM FINANCING ACTIVITIES
   Repayment of long-term debt (Note 12) ........................................    (40,378)    (46,377)    (18,164)
   Proceeds from issuance of long-term debt (Note 12) ...........................      5,000      35,000       1,200
   Dividends paid ...............................................................     (4,438)     (4,384)     (4,022)
  Purchases of treasury stock ...................................................     (3,214)     (1,226)     (5,728)
   Issuance of capital stock ....................................................      1,547         735          97
   Other uses ...................................................................        (50)       (293)       (903)
                                                                                    --------    --------    --------
               Net cash used by financing activities ............................    (41,533)    (16,545)    (27,520)
                                                                                    --------    --------    --------
INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS ................................     29,006      (1,253)     (7,065)
Cash and cash equivalents at beginning of year ..................................      8,725       9,978      17,043
                                                                                    --------    --------    --------

Cash and cash equivalents at end of year ........................................   $ 37,731    $  8,725    $  9,978
                                                                                    ========    ========    ========

The Notes to Financial Statements are integral parts of this statement.

ROTO-ROOTER, INC.AND SUBSIDIARY COMPANIES
NOTES TO FINANCIAL STATEMENTS

1. SUMMARY OF ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

         The consolidated financial statements include the accounts of Roto-Rooter, Inc. and its wholly owned subsidiaries. All significant intercompany transactions have been eliminated.

CASH EQUIVALENTS

         Cash equivalents comprise short-term highly liquid investments that have been purchased within three months of their dates of maturity.

INVENTORIES

         Inventories are stated at the lower of cost or market. For determining the value of inventories, the first-in, first-out ("FIFO") method is used.

STATUTORY DEPOSITS

         Statutory deposits are funds held in a segregated account in the Company's name as security for revenue collected for prepaid home service warranty contracts by Service America. A minimum of 10% of the required balance must be deposited directly with the State of Florida. The amount of the deposits is calculated quarterly and equals 25% of total service contract revenue represented by service contracts in force at the end of the quarter. As the amount of the required deposit increases or decreases, cash is transferred to or from unrestricted cash to the segregated statutory deposit accounts on the Consolidated Balance Sheet.

OTHER INVESTMENTS

         Other investments, all of which are currently classified as available-for-sale, include the redeemable preferred stock of privately held Vitas Healthcare Corporation ("Vitas"), three stock purchase warrants of Vitas, a stock purchase warrant in privately held Patient Care, Inc., a former subsidiary of the Company, the redeemable preferred stock of privately held Medic One, Inc. ("Medic One") and several publicly traded common stocks.

         Equity investments that are publicly traded are recorded at their fair value with unrealized gains and losses, net of taxes, included in other comprehensive income on the balance sheet. The Company's investment in the redeemable preferred stock of Vitas is carried at amortized cost and other privately held investments are recorded at cost, subject to write down for impairment. None of the equity investments are accounted for using the equity method of accounting, as the Company's relative voting ownership interest in each of its investments is less than 1%.

         All investments are reviewed periodically for impairment based on available market and financial data. For its investment in Vitas the Company reviews Vitas' unaudited quarterly operating data and audited annual financial statements on a timely basis. In addition, the Company's Treasurer sits on the Vitas Board of Directors. If the market value or net realizable value of the investment is less than the Company's cost and this decline is determined to be other than temporary, a write down to fair value is made and a realized loss is recorded in the statement of operations.

         In calculating realized gains and losses on the sales of investments, the specific-identification method is used to determine the cost of investments sold.

DEPRECIATION AND PROPERTIES AND EQUIPMENT

         Depreciation of properties and equipment is computed using the straight-line method over the estimated useful lives of the assets. Expenditures for maintenance, repairs, renewals and betterments that do not materially prolong the useful lives of the assets are expensed as incurred. The cost of property retired or sold and the related accumulated depreciation are removed from the accounts, and the resulting gain or loss is reflected currently in income.

         The weighted average lives of the Company's gross properties and equipment at December 31, 2002, were:

                                       LIFE
                                       ----
Machinery and equipment               4.5 yrs.
Furniture and fixtures                6.3
Transportation equipment              6.7
Computer software                     7.5
Buildings                            23.7

INTANGIBLE ASSETS

         Identifiable intangible assets arise from purchase business combinations and are amortized using the straight-line method over the estimated useful lives of the assets. In accordance with Financial Accounting Standards Board ("FASB") Statement No. 142, Goodwill and Other Intangible Assets, amortization of goodwill ceased effective December 31, 2001. Beginning January 1, 2002, goodwill is tested at least annually for impairment. For 2001 and earlier years, goodwill acquired prior to July 1, 2001, was amortized using the straight-line method over the estimated useful life, but not in excess of 40 years. The weighted average lives of the Company's gross identifiable intangible assets at December 31, 2002, were:

                                     LIFE
                                     ----
Covenants not to compete             5.4 yrs.
Contracts                            9.9
Customer lists                      12.5
Trade names                         20.4

LONG-LIVED ASSETS

         The Company periodically makes an estimation and valuation of the future benefits of its long-lived assets (other than goodwill) based on key financial indicators. If the projected undiscounted cash flows of a major business unit indicate that property and equipment or identifiable intangible assets have been impaired, a write-down to fair value is made.

REVENUE RECOGNITION

         Revenues received under prepaid contractual service agreements are recognized on a straight-line basis over the life of the contract. All other service revenues and sales are recognized when the services are provided or the products are delivered.

OPERATING EXPENSES

         Cost of services provided and goods sold (excluding depreciation) includes salaries, wages and benefits of service technicians and field personnel, material costs, insurance costs, service vehicle costs and other expenses directly related to providing service revenues or generating sales. General and administrative expenses include salaries, wages and benefits of administrative employees, office rent and operating costs, legal, banking and professional fees and other administrative costs. Selling and marketing expenses include salaries, wages and benefits of selling and marketing employees, advertising expenses, communications and branch telephone expenses and other selling and customer-related expenses.

ADVERTISING

         The Company expenses the production costs of advertising the first time the advertising takes place. Costs of Yellow Pages listings are expensed when the directories are placed in circulation. Other advertising costs are expensed as incurred. Advertising expense (as restated--see Note 2) for the year ended December 31, 2002 was $17,520,000 (2001--$18,362,000; 2000--$14,680,000).

DIVIDEND INCOME

         Dividends on the Company's preferred stock investment in Vitas are cumulative and are recorded during the quarter they are earned. All other dividends are recognized when declared.

COMPUTATION OF EARNINGS PER SHARE

         Earnings per share are computed using the weighted average number of shares of capital stock outstanding. Diluted earnings per share reflect the dilutive impact of the Company's outstanding stock options and nonvested stock awards. Diluted earnings per share also assume the conversion of the Convertible Preferred Securities into capital stock only when the impact is dilutive on earnings per share from continuing operations.

EMPLOYEE STOCK OWNERSHIP PLANS

         Contributions to the Company's Employee Stock Ownership Plans ("ESOP") are based on established debt repayment schedules. Shares are allocated to participants based on the principal and interest payments made during the period. The Company's policy is to record its ESOP expense by applying the transition rule under the level-principal amortization concept.

STOCK-BASED COMPENSATION PLANS

         The Company uses Accounting Principles Board Opinion No. 25 ("APB 25"), Accounting for Stock Issued to Employees, to account for stock-based compensation. Since the Company's stock options qualify as fixed options under APB 25 and since the option price equals the market price on the date of grant, there is no compensation cost recorded for stock options. Restricted stock was recorded as compensation cost over the requisite vesting periods on a pro rata basis, based on the market value on the date of grant.

         The following table illustrates the effect on net income/(loss) and earnings/(loss) per share if the Company had applied the fair-value-recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation (in thousands, except per share data):

                                                              FOR THE YEARS ENDED
                                                                  DECEMBER 31,
                                                    ---------------------------------------
                                                        2002          2001          2000
                                                    -----------   -----------   -----------
Net income/(loss), as restated (Note 2)               $(2,545)      $(12,185)     $19,971
Add: stock-based employee compensation included
  in reported  net income/(loss), net of related
  income tax effects                                      120          4,113        1,106
  Deduct: total stock-based employee compensation
  determined under a fair-value-based method for
  all stock options and awards, net of related
  income tax effects                                     (856)        (4,444)      (1,631)
                                                      -------       --------      -------
     Pro forma net income/(loss)                      $(3,281)      $(12,516)     $19,446
                                                      =======       ========      =======
Earnings/(loss) per share:
     As restated (Note 2)                             $  (.26)      $  (1.25)     $  2.03
                                                      =======       ========      =======
     Pro forma                                        $  (.33)      $  (1.29)     $  1.98
                                                      =======       ========      =======
Diluted earnings/(loss) per share:
     As restated (Note 2)                             $  (.26)      $  (1.25)     $  2.01
                                                      =======       ========      =======
     Pro forma                                        $  (.33)      $  (1.29)     $  1.96
                                                      =======       ========      =======

The above pro forma data were calculated using the Black-Scholes option-valuation method to value the Company's stock options granted in 2002 and prior years. Key assumptions include:

Weighted average grant-date fair value of options granted      $   11.18
Risk-free interest rate                                              4.8%
Expected volatility                                                 25.1
Expected life of options                                               6 yrs.

         No options were granted in 2001 or 2000; however, for 2002, it was assumed that the annual dividend would be increased $.01 per share per quarter in the fourth quarter of every odd-numbered year. This assumption was based on the facts and circumstances that existed at the time options were granted and should not be construed to be an indication of future dividend amounts to be paid.

INSURANCE ACCRUALS

         The Company is self-insured for casualty insurance claims, subject to a stop-loss policy with a maximum per-occurrence limit of $250,000. Management consults with insurance professionals and closely monitors and evaluates its historical claims experience to estimate the appropriate level of accrual for incurred claims.

ESTIMATES

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

RECLASSIFICATIONS

         Certain amounts in prior years' financial statements have been reclassified to conform to the 2002 presentation.

2. RESTATEMENTS

         In October 2003, the Company, in consultation with its independent accountants, reevaluated its accounting for Yellow Pages costs and concluded these costs did not qualify for capitalization as direct-response advertising under Statement of Position 93-7, Reporting on Advertising Costs, which for the Company was effective January 1, 1995. In its previously-filed financial statements, the Company capitalized and amortized these costs over the lives of the directories, typically 12 months.

         Accordingly, the Company's consolidated financial statements as of and for the years ended December 31, 2002, 2001 and 2000 have been restated to recognize Yellow Pages advertising expenses when the directories are placed in circulation rather than to capitalize and amortize such costs.

      The effects of these charges are to reduce net income or increase net losses for the years ended December 31, 2002, 2001 and 2000 by $732,000, $1,810,000 and $613,000, respectively. The restatements impact only the Plumbing and Drain Cleaning segment.

      The following tables set forth the impact of this change on line items of the consolidated balance sheet and consolidated statement of operations (in thousands, except per share amounts):

                                                          CONSOLIDATED BALANCE SHEET AT DECEMBER 31,
                                                     ----------------------------------------------------
                                                               2002                      2001
                                                     -------------------------  -------------------------
                                                       REPORTED     RESTATED     REPORTED      RESTATED
                                                     ------------  -----------  -----------   -----------
Current deferred income taxes                         $    7,278   $    9,894   $    8,250    $   10,470
Prepaid expenses and other current assets                 13,332        7,716       12,375         6,032
Other current liabilities                                 39,105       40,961       40,703        40,703
Retained earnings
   Balance at beginning of year                       $  139,163   $  135,040   $  153,909    $  151,596
   Net loss                                               (1,813)      (2,545)     (10,375)      (12,185)
   Cash dividends paid                                    (4,438)      (4,438)      (4,384)       (4,384)
   Other movement                                           (119)        (119)          13            13
                                                     -----------   ----------   ----------    ----------
   Balance at end of year                             $  132,793   $  127,938   $  139,163    $  135,040
                                                     ===========   ==========   ==========    ==========

                                            CONSOLIDATED STATEMENT OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31,
                                            ---------------------------------------------------------------------
                                                     2002                    2001                    2000
                                            ---------------------   ---------------------   ---------------------
                                             REPORTED    RESTATED    REPORTED    RESTATED    REPORTED    RESTATED
                                            ---------   ---------   ---------   ---------   ---------   ---------
Selling and marketing expenses              $ 44,416    $ 45,544    $ 45,393    $ 48,178    $ 44,545    $ 45,488
Income/(loss) from operations                 (1,550)     (2,678)     (8,776)    (11,561)     29,491      28,548
Income/(loss) before income taxes             (1,275)     (2,403)    (10,325)    (13,110)     30,929      29,986
Income taxes (expense)/benefit                (6,847)     (6,451)      3,098       4,073     (12,286)    (11,956)
Income/(loss) from continuing operations      (8,122)     (8,854)     (7,227)     (9,037)     18,643      18,030
Income/(loss) before extraordinary loss       (1,813)     (2,545)     (8,674)    (10,484)     20,584      19,971
Net Income/(Loss)                             (1,813)     (2,545)    (10,375)    (12,185)     20,584      19,971

Earnings/(Loss) Per Share
  Income/(loss) from continuing operations  $  (0.82)   $  (0.90)   $  (0.74)   $  (0.93)   $   1.90    $   1.83
  Income/(loss) before extraordinary loss      (0.18)      (0.26)      (0.89)      (1.08)       2.09        2.03
  Net income/(loss)                            (0.18)      (0.26)      (1.07)      (1.25)       2.09        2.03
Diluted Earnings/(Loss) Per Share
  Income/(loss) from continuing operations  $  (0.82)   $  (0.90)   $  (0.74)   $  (0.93)   $   1.88    $   1.82
  Income/(loss) before extraordinary loss      (0.18)      (0.26)      (0.89)      (1.08)       2.07        2.01
  Net income/(loss)                            (0.18)      (0.26)      (1.07)      (1.25)       2.07        2.01
Income/(Loss) Before Extraordinary Loss
 Excluding Goodwill Amortization
  Income/(loss)  before extraordinary loss  $ (1,813)   $ (2,545)   $ (4,053)   $ (5,863)   $ 25,192    $ 24,579
  Earnings/(loss) per share                    (0.18)      (0.26)      (0.42)      (0.60)       2.56        2.50
  Diluted earnings/(loss) per share            (0.18)      (0.26)      (0.42)      (0.60)       2.52        2.48
Net Income/(Loss)
 Excluding Goodwill Amortization
  Income/(loss)  before extraordinary loss  $ (1,813)   $ (2,545)   $ (5,754)   $ (7,564)   $ 25,192    $ 24,579
  Earnings/(loss) per share                    (0.18)      (0.26)      (0.59)      (0.78)       2.56        2.50
  Diluted earnings/(loss) per share            (0.18)      (0.26)      (0.59)      (0.78)       2.52        2.48
Average Number of Shares Outstanding
  Earnings/(loss) per share                    9,858       9,858       9,714       9,714       9,833       9,833
  Diluted earnings/(loss) per share            9,858       9,858       9,714       9,714      10,305       9,927

3. SEGMENTS AND NATURE OF THE BUSINESS, INCLUDING SUBSEQUENT EVENT

         During the second quarter of 2003, the administrative functions for employee benefits, retirement services, risk management, public relations, cash management and taxation of the corporate office and the Plumbing and Drain Cleaning business were combined to enable the Company to benefit from economies of scale. In May 2003 the shareholders of the Company approved changing the corporation's name from Chemed Corporation to Roto-Rooter Inc. Due to these changes and the changing composition of businesses comprising the Company over the past several years, management re-evaluated the Company's segment reporting as it relates to corporate office administrative expenses. The discontinuance of businesses in 1997 (Omnia Group and National Sanitary Supply), 2001 (Cadre Computer) and 2002 (Patient Care), results in more than 80% of the Company's business represented by Roto-Rooter's Plumbing and Drain Cleaning business.

         To better reflect how executive management evaluates its operations, the costs of the administrative functions of the corporate office were combined with the operating results of the Plumbing and Drain Cleaning business (formerly the Roto-Rooter Group) to form the Plumbing and Drain Cleaning segment, effective in the second quarter of 2003. The Service America segment remains essentially unchanged. Data for the former Roto-Rooter Group and corporate office overhead for all prior periods have been restated for comparability purposes.

         The Plumbing and Drain Cleaning segment provides plumbing and draining cleaning services, and Service America Systems Inc. ("Service America") provides major-appliance and heating/air-conditioning ("HVAC") repair, maintenance and replacement services. Relative contributions to service revenues and sales were 81% and 19%, respectively, in 2002.

        The reportable segments have been defined along service lines, consistent with the way the businesses are managed. In determining reportable segments, no operating segments have been aggregated. Accordingly, the reportable segments are defined as follows:

    - The Plumbing and Drain Cleaning segment provides repair and maintenance services to residential and commercial accounts using the Roto-Rooter service mark. Such services include plumbing and sewer, drain and pipe cleaning. They are delivered through company-owned, independent-contractor-operated and franchised locations. This segment also manufactures and sells products and equipment used to provide such services.

    - The Service America segment provides HVAC repair, maintenance and replacement services primarily to residential customers through service contracts and retail sales (demand services). In addition, Service America sells air conditioning equipment and duct cleaning services.

        Substantially all of the Company's service revenues and sales from continuing operations are generated from business within the United States. Management closely monitors accounts receivable balances and has established policies regarding the extension of credit and compliance therewith.

         Segment data for the Company's continuing operations is set forth below (in thousands, except footnote data):

                                                                FOR THE YEARS ENDED DECEMBER 31,
                                                              -----------------------------------
                                                                 2002         2001         2000
                                                              ----------   ----------   ---------
REVENUES BY TYPE OF SERVICE
   Plumbing and Drain Cleaning
      Sewer and drain cleaning                                $ 106,125    $ 109,250    $ 109,933
      Plumbing repair and maintenance                            98,812      105,803      113,333
      Industrial and municipal sewer and drain cleaning          14,660       14,526       14,234
      Contractors                                                12,350       11,873       11,279
      HVAC repair and maintenance                                 3,746        9,859       13,412
      Other products and services                                17,994       18,042       18,886
                                                              ---------    ---------    ---------
         Total Plumbing and Drain Cleaning                      253,687      269,353      281,077
                                                              ---------    ---------    ---------
   Service America
      Repair services under contracts                            45,182       51,299       55,048
      Demand repair services                                     15,307       17,256       19,182
                                                              ---------    ---------    ---------
        Total Service America                                    60,489       68,555       74,230
                                                              ---------    ---------    ---------
           Total service revenues and sales
                                                              $ 314,176    $ 337,908    $ 355,307
                                                              =========    =========    =========
AFTERTAX SEGMENT EARNINGS/ (LOSS) (AS RESTATED--SEE NOTE 2)
   Plumbing and Drain Cleaning (a)                            $   9,796    $  (8,765)   $  14,291
   Service America (a,b)                                        (19,961)        (686)       1,058
                                                              ---------    ---------    ---------
      Total segment earnings/(loss)                             (10,165)      (9,451)      15,349
   Unallocated investing and financing--net (c)                   1,311          414        2,681
   Discontinued operations                                        6,309       (1,447)       1,941
   Extraordinary loss                                                 -       (1,701)           -
                                                              ---------    ---------    ---------
      Net income/ (loss)                                      $  (2,545)   $ (12,185)   $  19,971
                                                              =========    =========    =========

                                                       FOR THE YEARS ENDED DECEMBER 31,
                                                    ---------------------------------------
                                                       2002           2001          2000
                                                    ---------      ---------      ---------
INTEREST INCOME
   Plumbing and Drain Cleaning                      $     549      $     243      $      95
   Service America                                        413            799          1,077
                                                    ---------      ---------      ---------
      Subtotal                                            962          1,042          1,172
   Unallocated investing and financing--net             2,644          2,005          2,717
   Intercompany eliminations                             (298)          (180)          (217)
                                                    ---------      ---------      ---------
      Total interest income                         $   3,308      $   2,867      $   3,672
                                                    =========      =========      =========

INTEREST EXPENSE
   Plumbing and Drain Cleaning                      $     153      $     223      $   1,992
   Service America                                         59             --             --
                                                    ---------      ---------      ---------
      Subtotal                                            212            223          1,992
   Unallocated investing and financing--net             2,716          5,614          7,126
   Intercompany eliminations                               --           (414)        (1,907)
                                                    ---------      ---------      ---------
      Total interest expense                        $   2,928      $   5,423      $   7,211
                                                    =========      =========      =========

INCOME TAX PROVISION (AS RESTATED--SEE NOTE 2)
   Plumbing and Drain Cleaning                      $   6,535      $  (3,380)     $  10,169
   Service America                                        418            437          1,570
                                                    ---------      ---------      ---------
      Subtotal                                          6,953         (2,943)        11,739
   Unallocated investing and financing--net              (502)        (1,130)           217
                                                    ---------      ---------      ---------
      Total income tax provision                    $   6,451      $  (4,073)     $  11,956
                                                    =========      =========      =========

IDENTIFIABLE ASSETS (AS RESTATED--SEE NOTE 2)
   Plumbing and Drain Cleaning                      $ 164,217      $ 172,873      $ 188,037
   Service America                                     49,580         71,350         72,364
                                                    ---------      ---------      ---------
      Total identifiable assets                       213,797        244,223        260,401
   Unallocated investing and financing--net (d)       122,132         73,212         71,683
   Discontinued operations                                 --         81,310         87,848
                                                    ---------      ---------      ---------
      Total Assets                                  $ 335,929      $ 398,745      $ 419,932
                                                    =========      =========      =========

ADDITIONS TO LONG-LIVED ASSETS (e)
   Plumbing and Drain Cleaning                      $   9,433      $  10,892      $  20,811
   Service America                                      3,414          4,696          7,706
                                                    ---------      ---------      ---------
      Subtotal                                         12,847         15,588         28,517
   Unallocated investing and financing--net (d)           184            424            207
                                                    ---------      ---------      ---------
      Total additions                               $  13,031      $  16,012      $  28,724
                                                    =========      =========      =========

DEPRECIATION AND AMORTIZATION (f)
   Plumbing and Drain Cleaning                      $  10,214      $  14,128      $  13,765
   Service America                                      3,633          4,951          4,273
                                                    ---------      ---------      ---------
      Subtotal                                         13,847         19,079         18,038
   Unallocated investing and financing--net (d)           509          2,248          2,276
                                                    ---------      ---------      ---------
      Total depreciation and amortization           $  14,356      $  21,327      $  20,314
                                                    =========      =========      =========

(a) Amounts for 2001 include aftertax restructuring and similar expenses and other charges totaling $15,271,000 for Plumbing and Drain Cleaning and $1,672,000 for Service America.

(b) Amounts for 2002 for Service America include an aftertax goodwill impairment charge of $20,342,000.

(c) Amount for 2002 includes a $780,000 aftertax investment impairment charge. Amounts for 2002, 2001 and 2000 include capital gains on the sales of investments of $775,000, $703,000 and $2,261,000, respectively.

(d) Corporate assets consist primarily of cash and cash equivalents, marketable securities, properties and equipment and other investments.

(e) Long-lived assets include goodwill, identifiable intangible assets and property and equipment.

(f) Depreciation and amortization include amortization of goodwill, identifiable intangible assets and other assets.

4. INTANGIBLE ASSETS

         Amortization of intangible assets from continuing operations was (in thousands):

                                           FOR THE YEARS ENDED
                                               DECEMBER 31,
                                     --------------------------------
                                      2002         2001         2000
                                     ------       ------       ------
Identifiable intangible assets       $  621       $  680       $  902
Goodwill                                 --        4,102        4,090
                                     ------       ------       ------
  Total                              $  621       $4,782       $4,992
                                     ======       ======       ======

         The following is a schedule by year of projected amortization expense for intangible assets (in thousands):

2003       $568
2004        310
2005        273
2006        259
2007        239

         The changes in the carrying amount of goodwill for the years ended December 31, 2001 and 2002 are as follows (in thousands):

                              PLUMBING
                              AND DRAIN         SERVICE
                              CLEANING          AMERICA          TOTAL
                              ---------        ---------        ---------
December 31, 2000             $ 111,854        $  31,982        $ 143,836
Impairment losses                (9,793)            (787)         (10,580)
Amortization                     (3,286)            (816)          (4,102)
Acquired in
  business combinations           1,428               --            1,428
Other adjustments                  (180)              --             (180)
                              ---------        ---------        ---------
    December 31, 2001           100,023           30,379          130,402
Acquired in
  Business combinations           1,110               --            1,110
Impairment losses                    --          (20,342)         (20,342)
Other adjustments                  (327)              --             (327)
                              ---------        ---------        ---------
    December 31, 2002         $ 100,806        $  10,037        $ 110,843
                              =========        =========        =========

         In conjunction with the adoption of FASB Statement No. 142, the Company performed its transition evaluation of goodwill as of January 1, 2002. For the purpose of impairment testing, the Company determined its reporting components to be Service America, Patient Care, Roto-Rooter Services (plumbing and drain cleaning services), Roto-Rooter Franchising and Products (franchising and manufacturing and sale of plumbing and drain cleaning products) and Roto-Rooter HVAC/non-Roto-Rooter brands (heating, ventilating, and air-conditioning repair services and non-Roto-Rooter-branded plumbing and drain cleaning services). The Company's transition impairment tests, based on valuations by a professional valuation firm, indicated that none of the goodwill for any of its reporting components was impaired at January 1, 2002.

         During the fourth quarter of 2002, the Company recognized a $20,342,000 impairment loss on the goodwill included in the Service America segment. The loss was based on a valuation of the Service America business as of December 31, 2002, by a professional valuation firm. The valuation was based on an average of a capital markets valuation for comparable businesses and discounted cash flows.

         During 2001, the Company recognized a $10,580,000 impairment loss under FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. Most of this amount ($9,793,000) relates to goodwill included on the books of Plumbing and Drain Cleaning's HVAC and non-Roto-Rooter-branded plumbing operations. As the Company had committed to exit these underperforming businesses in November 2001, the amount of the impairment was based on the estimated selling price of the operations to be sold or dissolved. The remaining $787,000 impairment loss relates to the closing of Service America's Tucson branch. These charges are included in the restructuring-and-similar-expenses account in the statement of operations.

         Earnings/(loss) for 2001 and 2000 excluding the amortization of goodwill are presented below (as restated -- see Note 2)(in thousands):

                                           FOR THE YEARS ENDED
                                               DECEMBER 31,
                                        ------------------------
                                          2001            2000
                                        --------        --------
Restated income/(loss)
  before extraordinary loss             $(10,484)       $ 19,971
Aftertax amortization of goodwill          4,621           4,608
                                        --------        --------
     Adjusted income/(loss)             $ (5,863)       $ 24,579
                                        ========        ========

Restated net income/(loss)              $(12,185)       $ 19,971
Aftertax amortization of goodwill          4,621           4,608
                                        --------        --------
     Adjusted net income/(loss)         $ (7,564)       $ 24,579
                                        ========        ========

5. RESTRUCTURING AND SIMILAR EXPENSES

         In the third quarter of 2001, the Company made the decision to close the Tucson branch of its Service America segment, as the result of evaluating its operating performance since the branch was acquired in 1999. The branch failed to achieve the level of profitability that had been anticipated upon acquisition.

         In the fourth quarter of 2001, the Company decided to exit the HVAC and non-Roto-Rooter-branded plumbing businesses by selling, closing down or transferring these operations to Roto-Rooter branches. The decision to dispose of these operations was made because they failed to improve profitability in recent years, and the businesses were requiring the use of resources which management believed could be better used elsewhere in the Plumbing and Drain Cleaning segment.

         In the third quarter of 2002, management decided to retain the largest of the HVAC and non-Roto-Rooter branded plumbing businesses, as it remained profitable throughout the period and the majority of its revenue was from plumbing operations. Additionally, management determined there was sufficient synergism between this non-Roto-Rooter-branded operation and the nearby Roto-Rooter branch to justify retaining it. The decision to retain this business did not have a material impact on the results of operations for 2002 and would not have materially changed the restructuring charges recorded in 2001 for the cost of exiting HVAC and non-Roto-Rooter branded businesses.

         The closing of Service America's Tucson branch was completed in 2001 and the restructuring of Roto-Rooter's HVAC and non-branded plumbing businesses was completed in the third quarter of 2002. Since most of the restructuring expenses arose from non-cash asset impairment charges, the restructuring plans did not consume a significant amount of the Company's resources.

         During 2001, the Company's continuing operations recorded pretax restructuring and similar expenses and other nonrecurring and unusual charges as follows (in thousands, except footnote):

                                                                                  Plumbing
                                                                                  and Drain     Service
                                                                                  Cleaning      America          Total
                                                                                  ---------    ---------       ---------
Restructuring expenses:
            Cost of exiting HVAC and non-Roto-Rooter-
                        branded plumbing businesses (a)                           $  11,205    $       -       $  11,205
            Cost of closing Service America's Tucson branch (b)                           -        1,171           1,171
Expenses not expected to recur (similar expenses):
            Charges for accelerating the vesting of restricted
                        stock awards in connection with the anticipated
                        revision of the Company's long-term incentive
                        plans in 2002 (c)                                             5,294          146           5,440
            Severance charges for 10 individuals incurred in
                        connection with reducing administrative
                        expenses, largely at the corporate office (d)                 2,909          757           3,666
            Resolution of overtime pay issues with the U.S.
                        Department of Labor ("DOL") , relating primarily
                        to prior years' compensation expense (e)                      2,749            -           2,749
            Property and equipment impairment charges (f)                               337          166             503
                                                                                  ---------    ---------       ---------
                                   Total restructuring and similar expenses          22,494        2,240          24,734
Other unusual charges:
            Additional casualty insurance expense recorded
                        to reflect increase in valuation of insurance
                        claims for prior years                                        1,411 (g)        -           1,411
            Terminated lease obligations                                                166 (h)       69 (g)         235
            All other                                                                   417 (h)      414 (g)         831
                                                                                  ---------    ---------       ---------
                                   Total restructuring and similar expenses and
                                                      other unusual charges       $  24,488    $   2,723       $  27,211
                                                                                  =========    =========       =========

----------
(a)      Amount includes a charge of $9,793,000 for the reduction in the carrying value of goodwill and $477,000 for the reduction in the carrying value of identifiable intangible assets.

(b)      Amount includes a charge of $833,000 for the reduction in the carrying value of goodwill and $50,000 for the reduction in the carrying value of identifiable intangible assets.

(c)      In the fourth quarter of 2001, the Board of Directors of the Company approved the acceleration of the vesting of all outstanding restricted stock awards as a result of its decision to terminate this long-term incentive program. In May 2002, the shareholders of the Company approved the adoption of the 2002 Executive Long-Term Incentive Plan to replace the restricted stock award program (see Note 19). Stock award expense is typically classified as general and administrative expense in the statement of operations. This charge is included in the "restructuring and other similar expense" category because this type of expense is not expected to recur in the foreseeable future. The accrual balance related to these charges was nil at December 31, 2002 ($1,177,000 at December 31, 2001).

(d)      These charges are included in "restructuring and other similar expense"
                  category as the charges relate primarily to personnel who are not expected to be replaced. Severance expense is typically classified as general and administrative expense in the statement of operations. The accrual balance related to these charges totaled $3,489,000 at December 31, 2002 ($3,666,000 at
                  December 31, 2001).

(e)      This charge represents cost of the nationwide settlement between
                  Roto-Rooter and the DOL for wages and benefits of prior periods. These charges are included in the "restructuring and other similar expense" category as they are not expected to recur in the foreseeable future. Wages and related benefits are typically classified as cost of services provided and goods sold in the statement of operations. The accrual balance related to these charges totaled nil at December 31, 2002 ($250,000 at December 31, 2001).

(f)      The cost of fixed asset impairment charges are included in the
                  "restructuring and other similar expense" category because they are not expected to recur in the foreseeable future. The depreciation of property and equipment is typically included in a separate line (depreciation) in the statement of operations.

(g)      Amounts are included in cost of services provided and goods sold in the consolidated statement of operations.

(h)      Amounts are included in general and administrative expenses in the consolidated statement of operations.

These costs were charged to the following accounts in the consolidated statement of operations (in thousands):

Cost of services provided and goods sold    $       2,027
General and administrative expenses                   450
Impairment, restructuring and similar
  expenses                                         24,734
                                            -------------
  Total                                     $      27,211
                                            =============

         The combined aftertax impact of the restructuring and similar expenses and other charges for 2001 was $16,943,000 ($1.74 per share).

         During 2002, the Company decided to retain several of Plumbing and Drain Cleaning's non-branded plumbing and HVAC businesses. In the aggregate, the retained operations generated $16,162,000 of net revenues and $241,000 of operating profit in 2002.

         The operating results for businesses divested within the Plumbing and Drain Cleaning and Service America segments as a part of the restructuring in 2001 were (in thousands):

                                    FOR THE YEARS ENDED
                                        DECEMBER 31,
                              --------------------------------
                                2002        2001        2000
                              --------    --------    --------
Service revenues and sales:
  Non-Roto-Rooter-
     branded businesses       $    403    $  6,275    $  9,298
  Service America's
     Tucson branch                  --       1,664       2,342
Operating loss:
  Non-Roto-Rooter-
     branded businesses           (106)       (754)       (112)
  Service America's
     Tucson branch                  --        (430)       (487)

Accruals related to restructuring charges recorded in 2001 are summarized below (in thousands):

Cost of exiting HVAC and non-Roto-Rooter-
        branded plumbing businesses                                                       $ 11,205
Cost of closing Service America's Tucson branch                                              1,171
                                                                                          --------
                 Total restructuring expenses for 2001                                      12,376
Less:  noncash charge for reduction in carrying value of goodwill                          (10,626)
Less:  noncash charge for reduction in carrying value of identifiable intangible assets       (527)
Less:  noncash charge for property and equipment impairment                                   (380)
Less:  noncash charge for reduction in carrying value of other tangible assets                (288)
                                                                                          --------
        Accrual balance at December 31, 2001                                                   555
Plus:  Proceeds of HVAC operation disposed in 2002 in excess of adjusted
        book value                                                                            (400)
Less:  Accrual of additional expenses and exposure on disposal of HVAC operation
        in 2002                                                                                377
Less:  Cash payments during the year                                                          (255)
                                                                                          --------
        Accrual balance at December 31, 2002                                              $    277
                                                                                          --------

         Management believes that these accrual balances are adequate and justifiable as of December 31, 2002.

6. DISCONTINUED OPERATIONS

         During 2002, the Company sold its Patient Care Inc. subsidiary ("Patient Care") to an investor group that included Schroder Ventures Life Sciences Group, Oak Investment Partners, Prospect Partners and Salix Ventures. Patient Care provides home-healthcare services primarily in the New York-New Jersey-Connecticut area.

         The proceeds to the Company from the sale of Patient Care comprised the following (in thousands):

Cash                            $52,500
Note receivable                  12,500
Cash placed in escrow             5,000
Common stock purchase warrant     1,445
Purchase price adjustment
   due to seller                  1,251
                                -------
              Total             $72,696
                                =======

         The note receivable is a senior subordinated note ("Note") due October 11, 2007 that bears interest at the annual rate of 7.5% through September 30, 2004, 8.5% from October 1, 2004 through September 30, 2005, and 9.5% thereafter. The Note is included in other assets in the consolidated balance sheet. The $5,000,000 cash placed in escrow is subject to the collection of Patient Care's receivables with third party payers. Of this amount, $2,500,000 (included in prepaid expenses and other current assets) is to be distributed as of October 2003 and $2,500,000 (included in other assets) as of October 2004. Based on the collection history of

Patient Care, the Company expects to collect the funds held in escrow in full. The common stock purchase warrant permits the Company to purchase up to 2% of Patient Care. The warrant is recorded at its estimated fair value on the date acquired and is included in other investments in the consolidated balance sheet. The final value of the estimated balance sheet valuation is to be determined in 2003, based on Patient Care's closing balance sheet and could impact the amount of the gain recorded on the sale of Patient Care.

         During 2001, Chemed discontinued its Cadre Computer Resources Inc. ("Cadre Computer") segment and on August 31, 2001, completed the sale of the business and assets of Cadre Computer to a company owned by the former Cadre Computer employees for a note receivable that was fully reserved on the date of sale. During 2002, Cadre borrowed an additional $150,000 from the Company and made principal payments of $31,000 on the first note. As of December 31, 2002, Chemed's notes receivable from Cadre Computer totaled $518,000, against which the Company has an allowance for uncollectible notes totaling $422,000. Discontinued operations comprise (in thousands, except per share amounts):

                                                                   FOR THE YEARS ENDED
                                                                       DECEMBER 31,
                                                             --------------------------------
                                                               2002        2001        2000
                                                             --------    --------    --------
Patient Care (2002):
   Income before income taxes                                $  5,233    $    262    $  2,541
   Income taxes                                                (2,142)        264        (457)
                                                             --------    --------    --------
   Income from operations, net of income taxes                  3,091         526       2,084
   Gain on disposal, net of income taxes of $594                  304          --          --
                                                             --------    --------    --------
     Total Patient Care                                         3,395         526       2,084
                                                             --------    --------    --------
Cadre Computer (2001):
   Loss before income taxes                                        --        (734)       (240)
   Income tax benefit                                              --         255          81
   Minority interest                                               --          46          16
                                                             --------    --------    --------
   Loss from operations, net of income taxes                       --        (433)       (143)
   Loss on disposal, net of income tax benefit of $829             --      (1,540)         --
                                                             --------    --------    --------
     Total Cadre Computer                                          --      (1,973)       (143)
                                                             --------    --------    --------

Adjustment to accruals of operations discontinued
   in prior years:
   Sublease accrual (1991)                                     (1,145)     (1,700)         --
   Allowance for uncollectible notes receivable (2001)            477          --          --
   Severance and other accruals (1997)                            180        (170)       (275)
                                                             --------    --------    --------
   Loss before income taxes                                      (488)     (1,870)       (275)
   Income tax refund (1997)                                     2,861          --          --
   State income tax accrual (1997)                                 --       1,700          --
   All other income taxes                                         541         170         275
                                                             --------    --------    --------
     Total adjustments                                          2,914          --          --
                                                             --------    --------    --------
       Total discontinued operations                         $  6,309    $ (1,447)   $  1,941
                                                             ========    ========    ========
Earnings/(loss) per share                                    $    .64    $   (.15)   $    .20
                                                             ========    ========    ========
Diluted earnings/(loss) per share                            $    .64    $   (.15)   $    .19
                                                             ========    ========    ========

         Revenues generated by discontinued operations comprise (in thousands):

                      FOR THE YEARS ENDED
                          DECEMBER 31,
                 ------------------------------
                   2002       2001       2000
                 --------   --------   --------
Patient Care     $116,191   $139,208   $137,086
Cadre Computer         --      5,089      8,292
                 --------   --------   --------
  Total          $116,191   $144,297   $145,378
                 ========   ========   ========

         The adjustments to the sublease accrual ($1,145,000 in 2002 and $1,700,000 in 2001) were made to cover rental charges for vacant space previously occupied by the Company's former subsidiary, DuBois Chemicals ("DuBois"), sold in 1991. The adjustments made in 2001 moved the dates the floor space was assumed to be sublet further into the future, but assumed all unoccupied space would be sublet at market rental rates. Although the Company was able to sublease varying amounts of space during the past two years, as of December 31, 2002 the Company was unable to sublease one of the floors covered under its lease. The adjustments made in 2002 decreased the amount of sublease rentals that were assumed to be received, to include only rentals from current sublessees. As a result, the sublease accrual will now cover the cost of all unoccupied space plus the shortfall of current subleased rentals versus lease rental rates and operating costs.

         The $477,000 reduction to the allowance for uncollectible notes receivable from Cadre (sold in 2001) is attributable to Cadre's experiencing better than anticipated financial results and to the expiration and non-use of $350,000 of Cadre's line of credit with the Company. In anticipation that Cadre would draw down the full $500,000 line of credit to finance operating losses, this line of credit had been fully reserved in 2001 when Cadre was sold to its employees. The remainder of the adjustment in 2002 ($122,000) was recorded because Cadre began making payments on its existing notes that previously were fully reserved.

         The $2,861,000 federal income tax refund received in 2002 related to the tax provision recorded as a part of the sale of the Omnia Group ("Omnia") in 1997. As a result of a tax case settled in 2001, the Company filed an amended 1997 federal income tax return in August 2001 and claimed a tax benefit on its loss on the sale of Omnia -- a loss that previously was treated as nondeductible.

         The $1,700,000 reduction of the state income tax accrual in 2001 relates to the tax provision recorded on the 1997 sale of National Sanitary Supply Company ("National"). During 2001, the statutes of limitations on various Company 1997 state returns expired, with the result being that the Company's state income tax accrual exceeded its estimated exposures. The accrual was reduced and credited to the income tax provision in 2001.

         At December 31, 2002, other current liabilities include accruals of $3,654,000 and other liabilities include accruals of $5,755,000 for costs related to discontinued operations. The estimated timing of payments of these liabilities, relating primarily to sublease and environmental liabilities, follows (in thousands):

2003             $  3,654
2004                2,236
2005                1,989
2006                  562
2007                    -
Later                 968
                 --------
       Total     $  9,409
                 ========

         The Company's Chairman, President and Chief Executive Officer and the former Chief Administrative Officer (currently a director of the Company) are directors of Cadre. In addition, the former Chief Administrative Officer holds a 28% equity ownership interest in Cadre.

7. BUSINESS COMBINATIONS

         During 2002, one purchase business combination was completed within the Plumbing and Drain Cleaning segment for a purchase price of $1.2 million in cash. During 2001, two purchase business combinations were completed within the Plumbing and Drain Cleaning segment for an aggregate purchase price of $1.6 million in cash. During 2000, three purchase business combinations were completed within the Plumbing and Drain Cleaning segment for an aggregate purchase price of $11.5 million in cash.

         All of the aforementioned business combinations involved operations primarily in the business of providing plumbing repair and drain cleaning services. The results of operations of these business combinations are immaterial to the consolidated operations of the Company.

         The excess of the purchase price over the fair value of the net assets acquired in purchase business combinations is classified as goodwill. A summary of net assets acquired in purchase business combinations follows (in thousands):

                                         FOR THE YEARS ENDED
                                             DECEMBER 31,
                                    ------------------------------
                                      2002       2001       2000
                                    --------   --------   --------
Working capital                     $     60   $     --   $     89
Identifiable intangible assets            50         90        210
Goodwill                               1,110      1,428     11,059
Other assets and liabilities--net         16         37        146
                                    --------   --------   --------
     Total net assets               $  1,236   $  1,555   $ 11,504
                                    ========   ========   ========

         All of the goodwill related to business combinations completed in 2002 and 2001 is expected to be deductible for income tax purposes. Since these transactions occurred after June 30, 2001, the related goodwill is not being amortized. The weighted average lives of the identifiable intangible assets acquired in 2002 and 2001 are 7.0 years and 6.1 years, respectively.

8. OTHER INCOME--NET

         Other income--net from continuing operations comprises the following (in thousands):

                                     FOR THE YEARS ENDED
                                         DECEMBER 31,
                               --------------------------------
                                 2002        2001        2000
                               --------    --------    --------
Interest income                $  3,308    $  2,867    $  3,672
Dividend income                   2,461       2,548       2,563
Market value gains/(losses)
  to trading investments of
  employee benefit trusts        (1,401)       (820)        388
Investment impairment charge     (1,200)         --          --
Gain on sales of investments      1,141         993       3,399
Other--net                          (27)       (601)       (176)
                               --------    --------    --------
     Total other income
     --net                     $  4,282    $  4,987    $  9,846
                               ========    ========    ========

9. INCOME TAXES

         The provision for income taxes comprises the following (as restated--see Note 2)(in thousands):

                                       FOR THE YEARS ENDED
                                           DECEMBER 31,
                                 --------------------------------
                                   2002        2001        2000
                                 --------    --------    --------
Continuing Operations:
  Current
     U.S. federal                $  3,938    $  2,112    $  9,736
     U.S. state and local           1,913          59       1,977
     Foreign                          141         (71)        104
  Deferred
     U.S. federal                     475      (6,139)        187
     Foreign                          (16)        (34)        (48)
                                 --------    --------    --------
       Total                     $  6,451    $ (4,073)   $ 11,956
                                 ========    ========    ========
Discontinued Operations:
  Current U.S. federal           $ (2,954)   $ (4,242)   $ (2,551)
  Current U.S. state and local        794      (1,454)        174
  Deferred U.S. federal             1,494       2,478       2,478
                                 --------    --------    --------
       Total                     $   (666)   $ (3,218)   $    101
                                 ========    ========    ========

         A summary of the significant temporary differences for continuing operations that give rise to deferred income tax assets/(liabilities) follows (as restated--see Note 2)(in thousands):

                                                       DECEMBER 31,
                                                   --------------------
                                                     2002        2001
                                                   --------    --------
Deferred compensation                              $  6,117    $  6,411
Accrued insurance expense                             5,987       5,934
Accruals related to discontinued operations           3,556       4,057
Severance payments                                    1,380       1,934
Allowances for uncollectible accounts receivable      1,184       1,481
Accrued state taxes                                   1,047       1,128
Amortization of intangibles                             314       1,759
Other                                                 3,514       3,684
                                                   --------    --------
     Gross deferred income tax assets                23,099      26,388
                                                   --------    --------
Accelerated tax depreciation                         (4,388)     (5,235)
Cash to accrual adjustments                          (3,331)     (3,604)
Market valuation of investments                        (960)     (2,126)
                                                   --------    --------
     Gross deferred income tax liabilities           (8,679)    (10,965)
                                                   --------    --------
         Net deferred income tax assets            $ 14,420    $ 15,423
                                                   ========    ========

         Included in other assets at December 31, 2002, are deferred income tax assets of $4,526,000 (December 31, 2001--$4,953,000). Based on the Company's history of prior operating earnings and its expectations for future growth, management has determined that the operating income of the Company will, more likely than not, be sufficient to ensure the full realization of the deferred income tax assets.

         The difference between the actual income tax provision/(benefit) for continuing operations and the income tax provision/(benefit) calculated at the statutory U.S. federal tax rate is explained as follows (as restated--see Note
2)(in thousands):

                                         FOR THE YEARS ENDED
                                            DECEMBER 31,
                                 ----------------------------------
                                   2002         2001         2000
                                 --------     --------     --------
Income tax provision/(benefit)
  calculated using the
  statutory rate of 35%          $   (841)    $ (4,589)    $ 10,495
Nondeductible goodwill
  impairment charge                 7,120           --           --
State and local income taxes,
  less federal income
  tax effect                        1,243           39        1,285
Domestic dividend exclusion          (686)        (706)        (710)
Unfavorable/(favorable)
  federal adjustments                (314)         337         (367)
Foreign income taxes,
  less federal income
  tax effect                          (85)        (277)          89
Nondeductible
  amortization of goodwill             --        1,203        1,204
Other--net                             14          (80)         (40)
                                 --------     --------     --------
     Actual income tax
       provision/(benefit)       $  6,451     $ (4,073)    $ 11,956
                                 ========     ========     ========
     Effective tax rate            (268.5)%       31.1%        39.9%
                                 ========     ========     ========

         Income taxes included in the components of other comprehensive income/(loss) are as follows (in thousands):

                                           FOR THE YEARS ENDED
                                               DECEMBER 31,
                                    ----------------------------------
                                      2002        2001        2000
                                    --------    --------    --------
Unrealized holding gains/(losses)   $    132    $    905    $  1,134
Reclassification adjustment             (366)       (290)     (1,138)

         Summarized below are the total amounts of income taxes paid/(refunded) during the years ended December 31 (in thousands):

2002    $   (910)
2001       5,772
2000       6,154

10. CASH EQUIVALENTS

         Included in cash and cash equivalents at December 31, 2002, are cash equivalents in the amount of $37,075,000 (2001--$6,549,000). The cash equivalents at both dates consist of investments in various money market funds and repurchase agreements yielding interest at a weighted average rate of 1.1% in 2002 and 1.3% in 2001.

         From time to time throughout the year, the Company invests its excess cash in repurchase agreements directly with major commercial banks. The collateral is not physically held by the Company, but the term of such repurchase agreements is less than 10 days. Investments of significant amounts are spread among a number of banks, and the amounts invested in each bank are varied constantly.

11. PROPERTIES AND EQUIPMENT

         A summary of properties and equipment follows (in thousands):

                                   DECEMBER 31,
                              ----------------------
                                2002         2001
                              ---------    ---------
Land                          $   2,538    $   2,568
Buildings                        18,310       18,230
Transportation equipment         26,185       35,201
Machinery and equipment          34,440       33,391
Computer software                 4,327        4,254
Furniture and fixtures           18,354       17,483

Projects under construction       6,577        4,989
                              ---------    ---------
    Total properties
       and equipment            110,731      116,116
Less: accumulated
  depreciation                  (62,370)     (61,567)
                              ---------    ---------
         Net properties
           and equipment      $  48,361    $  54,549
                              =========    =========

12. LONG-TERM DEBT AND LINES OF CREDIT

         A summary of the Company's long-term debt follows (in thousands):

                                    DECEMBER 31,
                                --------------------
                                  2002        2001
                                --------    --------
Senior notes, due 2005 - 2009   $ 25,000    $ 25,000
Revolving credit agreement,
  due 2003                            --      35,000
Other                              1,012       1,390
                                --------    --------
  Subtotal                        26,012      61,390
Less: current portion               (409)       (353)
                                --------    --------
     Long-term debt, less
       current portion          $ 25,603    $ 61,037
                                ========    ========

REVOLVING CREDIT AGREEMENT AND LINES OF CREDIT

         In December 2001, the Company entered into a revolving credit agreement ("Credit Agreement") with Bank One, N.A., to borrow up to $40,000,000 at any time during the two-year period ending December 21, 2003. At December 31, 2001, the balance of the Credit Agreement totaled $35,000,000. The interest rate, which is based on various stipulated market rates of interest, was 2.91% at December 31, 2001.

         In addition to the Credit Agreement, the Company had approximately $13,377,000 of unused short-term lines of credit with various banks at December 31, 2002.

SENIOR NOTES

         In March 1997, the Company borrowed $25,000,000 from several insurance companies. Principal is repayable in five annual installments of $5,000,000 beginning on March 15, 2005, and bears interest at the rate of 7.31% per annum. Interest is payable on March 15 and September 15 of each year.

         On December 31, 2001, the Company prepaid the outstanding balances of its 8.15% senior notes due 2002 through 2004 and its 10.67% senior notes due in 2002 and 2003. The principal balances outstanding at the time of prepayment were $30,000,000 and $2,000,000, respectively. Penalties incurred on these prepayments aggregated $1,701,000 or $.17 per share (net of income tax benefit of $916,000) and are presented as extraordinary losses on extinguishment of debt in the statement of operations.

OTHER

         Other long-term debt has arisen from loans in connection with acquisitions of various businesses and properties. Interest rates range from 7.3% to 8.0%, and the obligations are due on various dates through February 2009.

         The following is a schedule by year of required long-term debt payments as of December 31, 2002 (in thousands):

2003                         $     409
2004                               334
2005                             5,070
2006                             5,074
2007                             5,077
After 2007                      10,048
                             ---------
Total long-term debt         $  26,012
                             =========

         There are no assets encumbered under either of the Company's debt agreements. The Senior Notes and Credit agreements contain covenants that could restrict the amount of transactions (such as cash dividend payments or treasury stock purchases) that would reduce stockholders' equity below required levels . In addition these covenants could restrict net rental payments and the amounts of additional borrowings the Company could incur. Under the most restrictive covenants of these agreements the Company must maintain the following as of December 31, 2002:

               - Stockholders' Equity must be no less than $157,269,000 versus a balance of $198,422,000 at December 31, 2002;

               - The Company must maintain an interest coverage ratio of at least 2.50 versus a coverage ratio of 9.21 for the previous four quarters;

               - The ratio of funded debt to EBITDA (as defined in the debt agreement) must not exceed 2.50 versus a ratio of .60 for the previous four quarters; and,

               - The ratio of rental payments to stockholders' equity cannot exceed .075 versus a ratio of .033 for the past four quarters.

As of December 31, 2002, the Company had sufficient leeway under its debt covenants to have:

               - Increased its cash dividend payments and treasury stock by a combined total of $47 million;

               -  Increased its funded (long-term) debt by $81 million;

               - Increased its total annual interest expense by $7 million; and/or,

               -  Increased its annual net rental payments by $8 million.

         Should the Company violate any of the covenants or fail to make any required principal or interest payment, the lender has the right to call the debt immediately. In addition, both debt agreements have cross-default provisions. The Company does not anticipate that the restrictions imposed by the agreements will materially restrict its future operations or its ability to pay dividends.

               Summarized below are the total amounts of interest paid during the years ended December 31 (in thousands):

2002           $ 3,979
2001             7,007
2000             7,345

         No interest was capitalized during the years ended December 31, 2002 and 2001. The amount of interest capitalized during 2000 was $500,000.

13. OTHER LIABILITIES

         At December 31, 2002, other current liabilities comprised the following (as restated--see Note 2)(in thousands):

                                           DECEMBER 31,
                                       -------------------
                                         2002       2001
                                       --------   --------
Accrued insurance                      $ 17,448   $ 17,328
Accrued incentive compensation            3,738      2,833
Accrued divestiture expenses              3,661      4,176
Accrued savings and retirement
  contribution                            3,642      5,344
Other                                    12,472     11,022
                                       --------   --------
     Total other current liabilities   $ 40,961   $ 40,703
                                       ========   ========

Other liabilities at December 31, 2002, included deferred compensation liabilities totaling $15,196,000 (2001--$15,029,000).

         At December 31, 2002, the Company's accrual for its estimated liability for potential environmental cleanup and related costs arising from the sale of DuBois Chemicals, Inc. ("DuBois") amounted to $2,093,000. Of this balance, $1,043,000 is included in other liabilities and $1,050,000 is included in other current liabilities. The Company is contingently liable for additional DuBois-related environmental cleanup and related costs up to a maximum of $18,013,000. On the basis of a continuing evaluation of the Company's potential liability, management believes it is not probable this additional liability will be paid. Accordingly, no provision for this contingent liability has been recorded. The potential liability is not insured and the recorded liability does not assume the recovery of insurance proceeds. Also, the environmental liability has not been discounted because it is not possible to reliably project the timing of payments. It is currently expected that approximately $1 million of the liability will be paid out in 2003; the timing of the remainder of the payments is not currently estimable. Management believes that any adjustments to its recorded liability will not materially adversely affect its financial position or results of operations.

         At December 31, 2002, the Company's accrual for losses on subleases of office space formerly occupied by DuBois amounted to $4,017,000
(2001--$4,703,000), of which, $1,200,000 (2001--$1,500,000) is included in other current liabilities. The accrual is based on the expectation that space currently unoccupied will not be sublet during the remainder of the lease term, which ends April 2006.

         Net proceeds/(uses) of cash for discontinued operations in the statement of cash flows represent the net proceeds from the sale of Patient Care in 2002 and the payment of severance, lease and other liabilities relating to operations disposed of in 1991, 1997 and 2001.

14. PENSION AND RETIREMENT PLANS

         Retirement obligations under various plans cover substantially all full-time employees who meet age and/or service eligibility requirements. The major plans providing retirement benefits to the Company's employees are defined contribution plans.

         The Company has established two ESOPs that purchased a total of $56,000,000 of the Company's capital stock. In December 1997, the Company restructured the ESOP loans and internally financed $16,201,000 of the $21,766,000 ESOP loans outstanding at December 31, 1997.

         Substantially all eligible employees of the Plumbing and Drain Cleaning segment participate in the ESOPs. Eligible employees of the Company are also covered by other defined contribution plans.

         Expenses charged to continuing operations for the Company's pension and profit-sharing plans, ESOPs, excess benefit plans and other similar plans comprise the following (in thousands):

                               FOR THE YEARS ENDED
                                   DECEMBER 31,
                             ------------------------
                              2002     2001     2000
                             ------   ------   ------
Compensation cost of ESOPs   $1,746   $2,144   $1,649
Pension, profit-sharing
  and other similar plans     2,827    3,671    4,250
                             ------   ------   ------
     Total                   $4,573   $5,815   $5,899
                             ======   ======   ======
Dividends on ESOP shares
  used for debt service      $  197   $  280   $  270
                             ======   ======   ======

         At December 31, 2002, there were 212,712 allocated shares (2001--489,742 shares) and 83,653 unallocated shares (2001--135,457 shares) in the ESOP trusts.

         The Company has excess benefit plans for key employees whose participation in the qualified plans is limited by ERISA rules. Benefits are determined based on theoretical participation in the qualified ESOPs. Prior to September 1, 1998, the value of these benefits was invested in shares of the Company's stock and in mutual funds, which were held by grantor trusts. Currently, benefits are invested in only mutual funds, and participants are not permitted to diversify accumulated benefits invested in shares of the Company's stock. Trust assets invested in shares of the Company's capital stock are included in treasury stock, and the corresponding liability is included in a separate component of shareholders' equity. At December 31, 2002, these trusts held 66,141 shares or $2,290,000 of the Company's stock (December 31, 2001--94,742 shares or $3,300,000). The diversified assets of the Company's excess benefit and deferred compensation plans, all of which are invested in various mutual funds, totaled $15,176,000 at December 31, 2002 (December 31, 2001--$14,750,000), and are included in other assets. The corresponding liabilities are included in other liabilities.

15. LEASE ARRANGEMENTS

         The Company, as lessee, has operating leases that cover its corporate office headquarters, various warehouse and office facilities, office equipment and transportation equipment. The remaining terms of these leases range from one year to 16 years, and in most cases, management expects that these leases will be renewed or replaced by other leases in the normal course of business. Substantially all equipment is owned by the Company.

         The following is a summary of future minimum rental payments and sublease rentals to be received under operating leases that have initial or remaining noncancelable terms in excess of one year at December 31, 2002 (in thousands):

2003                               $   6,364
2004                                   5,747
2005                                   5,189
2006                                   2,206
2007                                     580
After 2007                               269
                                   ---------
  Total minimum rental payments       20,355
Less: minimum sublease rentals        (4,941)
                                   ---------
    Net minimum rental payments    $  15,414
                                   =========

         Total rental expense incurred under operating leases for continuing operations follows (in thousands):

                               FOR THE YEARS ENDED
                                   DECEMBER 31,
                          -----------------------------
                           2002       2001       2000
                          -------    -------    -------
Total rental payments     $ 6,037    $ 6,716    $ 7,655
Less: sublease rentals     (1,196)      (929)    (1,765)
                          -------    -------    -------
     Net rental expense   $ 4,841    $ 5,787    $ 5,890
                          =======    =======    =======

16. FINANCIAL INSTRUMENTS

         The following methods and assumptions are used in estimating the fair value of each class of the Company's financial instruments:

               - For cash and cash equivalents, accounts receivable, statutory deposits and accounts payable, the carrying amount is a reasonable estimate of fair value because of the liquidity and short-term nature of these instruments.

               - For other investments and other assets, fair value is based upon quoted market prices for these or similar securities, if available. Included in other investments, below, is the Company's investment in privately held Vitas Healthcare Corporation ("Vitas"), which provides palliative and medical care and related services to terminally ill patients. In connection with Vitas' refinancing its debt obligations in April 2001, the Company and Vitas agreed to extend the maturity of the Vitas 9% Cumulative Preferred Stock ("Preferred") to April 1, 2007. In addition, Vitas issued a Common Stock Purchase Warrant ("Warrant C") to the Company for approximately 1,636,000 common shares and extended the expiration dates of the Company's other Vitas Common Stock Purchase Warrants ("Other Warrants") to December 31, 2007. Warrant C was recorded at its estimated fair value of $2,601,000, and at the same time, a discount of $2,601,000 to the Preferred was recorded. The appraised value of the Other Warrants was estimated to be $4,048,000 in 2001 (versus a carrying value of $1,500,000). The value of the Preferred is based on the present value of the mandatory redemption payments, using an interest rate of 9.0%, a rate which management believes is reasonable in view of risk factors attendant to the investment.

               - The fair value of the Company's long-term debt is estimated by discounting the future cash outlays associated with each debt instrument using interest rates currently available to the Company for debt issues with similar terms and remaining maturities.

               - The fair value of the Mandatorily Redeemable Convertible Preferred Securities of the Chemed Capital Trust ("Trust Securities") is based on the quoted market value at the end of the period.

         The estimated fair values of the Company's financial instruments are as follows (in thousands, except footnote):

                         CARRYING      FAIR
                          AMOUNT       VALUE
                         ---------   ---------
December 31, 2002:
  Other investments(a)   $  37,326   $  39,874
  Long-term debt            26,012      28,622
  Trust securities          14,186      14,112
December 31, 2001:
  Other investments(a)   $  38,273   $  40,821
  Long-term debt            61,390      61,891
  Trust Securities          14,239      14,112

(a) Amounts include $27,243,000 invested in the Preferred, which is recorded in other investments.

         Disclosures regarding the Company's investments, all of which are equity securities classified as available-for-sale, are summarized below (in thousands):

                                      DECEMBER 31,
                                  --------------------
                                    2002        2001
                                  --------    --------
Aggregate fair value              $ 39,874    $ 40,821
Gross unrealized holding gains       8,239       9,145
Gross unrealized holding losses     (1,223)       (114)
Amortized cost                      32,858      31,790

         The chart below summarizes information with respect to available-for-sale securities sold during the period (in thousands):

                              FOR THE YEARS ENDED
                                  DECEMBER 31,
                        --------------------------------
                          2002        2001        2000
                        --------    --------    --------
Proceeds from sales     $  1,917    $  1,377    $  4,290
Gross realized gains       1,223       1,112       3,496
Gross realized losses        (82)       (119)        (97)

         All of the Vitas warrants are classified as available-for sale. Since the Warrants have no readily determinable market value, they are accounted for at cost and periodically reviewed for impairment. Vitas has increased its net income during each of the past several fiscal years and has made timely payment of its preferred dividends in 2001 and 2002. Based on Vitas' steadily increasing net income and its ability to generate cash at the operating level, management believes all of its investments in Vitas are fully recoverable and that no impairment exists.

17. DILUTED EARNINGS/(LOSS) PER SHARE

         Due to the Company's losses from continuing operations in 2002 and 2001, all potentially dilutive securities were antidilutive for 2002 and 2001. Therefore, the diluted losses per share were the same as the losses per share in 2002 and 2001. Also, the impact of the Convertible Trust securities on diluted earnings per share was antidilutive for 2000 and is, therefore, excluded from the computation of diluted earnings per share. Diluted earnings per share for 2000 were calculated as follows (as restated--see Note 2)(in thousands, except per share data):

                                        INCOME           SHARES           INCOME
                                      (NUMERATOR)     (DENOMINATOR)      PER SHARE
                                     -------------    -------------    -------------
Income from continuing operations:
  Earnings                           $      18,030            9,833    $        1.83
                                                                       =============
  Nonvested stock awards                        --               93
  Dilutive stock options                        --                1
                                     -------------    -------------
    Diluted earnings                 $      18,030            9,927    $        1.82
                                     =============    =============    =============
Income before extraordinary loss
  and net income:
  Earnings                           $      19,971            9,833    $        2.03
                                                                       =============
  Nonvested stock awards                        --               93
  Dilutive stock options                        --                1
                                     -------------    -------------
    Diluted earnings                 $      19,971            9,927    $        2.01
                                     =============    =============    =============

         During all of 2002 and 2001, all options were excluded from the computation of diluted loss per share since their impact on the loss per share was antidilutive. Also, during most of 2000, options whose exercise prices were greater than the average market price during most of the year were excluded from the computation of diluted earnings per share. Those options comprise the following:

                            NUMBER OF OPTIONS OUTSTANDING
                                   AT DECEMBER 31,
                 EXERCISE   -----------------------------
 GRANT DATE       PRICE      2002       2001       2000
-------------    --------   -------    -------    -------
May 1999         $  32.19   371,625    429,250    490,125
May 2002            36.90   265,600         --         --
May 1996            38.75   159,275    159,425    161,923
March 1998          39.13   153,250    155,550    160,462
May 1997            35.94   152,600    159,413    166,188
February 1995       33.63    67,250     68,000     68,000
May 1995            32.19    35,300     39,950     83,713
March 1994          32.13    24,825     24,825     34,925
April 1998          40.53    12,000     12,000     12,000
February 1993       28.56     1,875         --         --
May 1998            37.78        --        750      1,000

18. STOCK INCENTIVE PLANS

         The Company has nine Stock Incentive Plans under which 3,300,000 shares of Chemed Capital Stock are issued to key employees pursuant to the grant of stock awards and/or options to purchase such shares. All options granted under these plans provide for a purchase price equal to the market value of the stock at the date of grant. The latest plan, covering a total of 450,000 shares, was adopted in May 2002.

         Under the plan adopted in 1983, both nonstatutory and incentive stock options have been granted. Incentive stock options granted under the 1983 plan become exercisable in full six months following the date of the grant; nonstatutory options granted under the 1983 plan become exercisable in four annual installments commencing six months after the date of grant. Under the Long-Term Incentive Plan, adopted in 1999, up to 250,000 shares may be issued to employees who are not officers or directors of the Company or its subsidiaries.

         The other plans are not qualified, restricted or incentive stock option plans under the Internal Revenue Code. Options generally become exercisable six months following the date of grant in four equal annual installments.

         Data relating to the Company's stock issued to employees follow:

                                       2002                      2001                    2000
                               ---------------------    ---------------------    --------------------
                                 NUMBER     WEIGHTED     NUMBER      WEIGHTED     NUMBER     WEIGHTED
                                   OF       AVERAGE        OF        AVERAGE        OF       AVERAGE
                                 SHARES      PRICE       SHARES       PRICE       SHARES      PRICE
                               ----------   --------    ---------    --------    ---------   --------
Stock options:
   Outstanding at January 1     1,059,088   $  34.91    1,194,756    $  34.62    1,226,756   $  34.60
   Granted                        268,600      36.90           --          --           --         --
   Exercised                      (66,738)     31.87     (103,538)      31.74       (6,000)     30.38
   Forfeited                      (17,350)     34.76      (25,725)      34.43      (26,000)     34.78
   Expired                             --         --       (6,405)      34.60           --         --
                               ----------               ---------                ---------
   Outstanding at
     December 31                1,243,600      35.50    1,059,088       34.91    1,194,756      34.62
                               ==========               =========                =========
   Exercisable at
     December 31                1,037,771      35.23      941,149       35.25      906,810      35.06
                               ==========               =========                =========
Stock awards issued                 9,034      37.51       17,073       37.73      225,298      28.26
                               ==========               =========                =========

         Options outstanding at December 31, 2002, comprise the following:

                                                               RANGE OF EXERCISE PRICES
                                                 -----------------------------------------------------
                                                 $25.38 - $28.56    $32.13 - $35.94    $36.90 - $40.53
                                                 ---------------    ---------------    ---------------
Options outstanding                                     1,875             651,600            590,125
Average exercise price of options outstanding      $    28.56         $     33.21        $     38.05
Average contractual life                               .1 yr.            5.1 yrs.           6.6 yrs.
Options exercisable                                     1,875             651,600            384,296
Average exercise price of options exercisable      $    28.56         $     33.21        $     38.67

There were 321,666 shares available for granting of stock options and awards at December 31, 2002.

         Total compensation cost recognized for stock awards for continuing operations was $184,000 in 2002 (2001--$6,328,000; 2000--$1,702,000). The
expense for 2001 included $4,263,000 resulting from the acceleration of vesting of restricted awards in connection with the restructuring of the Company's long-term incentive plans, effective December 31, 2001. The shares of capital stock were issued to key employees and directors at no cost and generally were previously restricted as to the transfer of ownership. In 2000 and prior years, restrictions covering between 7% and 33% of each holder's shares lapsed annually.

         During 1999, the Company purchased 101,500 shares of its capital stock in open-market transactions and sold these shares to certain employees at fair market value in exchange for interest-bearing notes secured by the shares. Interest rates on these notes are set at the beginning of each year based on rates used by the Internal Revenue Service for demand loans (2.73% for 2002; 5.88% for 2001 and 2000).

         The notes receivable have no maturity date but become immediately due and payable at the option of the Company upon the occurrence of any of the following: (a) the Company, as note holder, deems itself insecure, (b) the death, insolvency, assignment for the benefit of creditors, or the commencement of any bankruptcy or insolvency proceedings of or against the employee, (c) any attempted transfer by the employee of the shares of capital stock purchased by the employee with the notes, or (d) termination of employment. The terms of the notes receivable place restrictions upon the sale of the underlying shares of stock, but the shares of stock are not physically restricted from sale. Should the Company demand payment of the notes and the value of the underlying shares be insufficient to satisfy the remaining note liability, the employee would be required to pay the Company the difference in cash.

         Activity in the notes receivable accounts, which are presented as a reduction of stockholders' equity in the consolidated balance sheet, is summarized below (in thousands):

December 31, 2000              $   2,886
Accrual of interest                  100
Cash payments                       (196)
Value of shares surrendered       (1,288)
                               ---------
  December 31, 2001                1,502
Accrual of interest                   26
Cash payments                       (239)
Value of shares surrendered         (337)
                               ---------
  December 31, 2002            $     952
                               =========

Shares surrendered in payment of notes receivable are valued at their fair market value on the date of surrender.

19. EXECUTIVE LONG-TERM INCENTIVE PLAN

         In May 2002, the shareholders of the Company approved the adoption of the 2002 Executive Long-Term Incentive Plan ("LTIP") covering officers and key employees of the Company. The LTIP is administered by the Incentive/Compensation Committee ("ICC") of the Board of Directors and was adopted to replace the restricted stock program, which was terminated at the end of 2001. Based on guidelines established by the ICC, the LTIP covers the granting of cash awards based on two independent elements: 1) a totally discretionary award based on operating performance of the Company covering a period greater than one year and less than four years and 2) an award based on the attainment of a target stock price of $50 per share during 10 consecutive trading days prior to the fourth anniversary of the plan.

         As of December 31, 2002, no accrual for awards under the LTIP was made since it is not possible to estimate the amount of such awards, if any, which will be earned and paid.

20. TRUST SECURITIES

         Effective February 1, 2000, the Company completed an Exchange Offer whereby stockholders exchanged 575,503 shares of capital stock for shares of Trust Securities of the wholly owned Chemed Capital Trust ("Trust") on a one-for-one basis. The Trust Securities, which carry a redemption value of $27.00 per security, pay an annual cash distribution of $2.00 per security (payable at the quarterly rate of $.50 per security commencing March 2000) and are convertible into capital stock at a price of $37.00 per security. The Trust Securities mature 30 years from date of issuance and are callable beginning March 15, 2003, at a price of $27.27 for each $27.00 principal amount. On March 15, 2004, and later, the Trust Securities are callable without premium. At December 31, 2002, there were 525,401 shares of the Trust Securities outstanding (December 31, 2001--527,366 shares). The number of Trust Securities purchased and converted and shares of capital stock issued upon conversion are summarized below:

                                         FOR THE YEARS ENDED
                                             DECEMBER 31,
                                      --------------------------
                                       2002      2001      2000
                                      -----     ------    ------
Trust Securities purchased            1,533     13,720    30,619
Trust Securities converted              432      1,200     2,598
Shares of capital stock
  issued upon conversion
  of Trust Securities                   315        876     1,895

         The sole assets of the Trust are Junior Subordinated Debentures ("Debentures") of the Company in the principal amount of $15,905,000. The Debentures mature March 15, 2030, and the interest rate of the Debentures is $2.00 per annum per $27.00 principal amount. In February 2000, the Company executed an Indenture relating to the Debentures, an Amended and Restated Declaration of Trust relating to the Trust Securities and a Guarantee Agreement for the benefit of the holders of the Trust Securities (collectively "Back-up Undertakings"). Considered together, the Back-up Undertakings constitute a full and unconditional guarantee by the Company of the Trust's obligations under the Trust Securities.

ROTO-ROOTER, INC. AND SUBSIDIARY COMPANIES
UNAUDITED SUMMARY OF QUARTERLY RESULTS

         In October 2003, the Company, in consultation with its independent accountants, reevaluated its accounting for Yellow Pages costs and concluded these costs did not qualify for capitalization as direct-response advertising under Statement of Position 93-7, Reporting on Advertising Costs, which for the Company was effective January 1, 1995. In its previously-filed financial statements, the Company capitalized and amortized these costs over the lives of the directories, typically 12 months.

         Accordingly, the Company's consolidated financial statements as of and for each of the quarters in the periods ended December 31, 2002 and 2001 have been restated to recognize Yellow Pages advertising expenses when the directories are placed in circulation rather than to capitalize and amortize such costs. The restatements impact only the Plumbing and Drain Cleaning segment.

         The following tables set forth the impact of this change on line items of the unaudited summary of quarterly results (in thousands, except per share amounts):

                                                     FIRST           SECOND           THIRD            FOURTH           TOTAL
                                                    QUARTER          QUARTER         QUARTER           QUARTER           YEAR
                                                   --------         --------         --------         --------         ---------
2002 -- AS REPORTED:
   Income/(loss) from operations                   $  4,206         $  5,676         $  5,743         $(17,175)        $  (1,550)
   Income/(loss) before income taxes                  5,752            5,595            5,034          (17,656)           (1,275)
   Income taxes                                      (1,947)          (2,150)          (1,856)            (894)           (6,847)
   Income/(loss) from continuing operations           3,805            3,445            3,178          (18,550)           (8,122)
   Net income/(loss)                                  4,672            4,569            7,107          (18,161)           (1,813)
   Earnings/(Loss) Per Share
       Income/(loss) from continuing
         operations                                $   0.39         $   0.35         $   0.32         $  (1.88)        $   (0.82)
       Net income/(loss)                               0.47             0.46             0.72            (1.84)            (0.18)
   Diluted Earnings/(Loss) Per Share
       Income/(loss) from  continuing
         operations                                $   0.39         $   0.35         $   0.32         $  (1.88)        $   (0.82)
       Net income/(loss)                               0.47             0.46             0.72            (1.84)            (0.18)

2002 -- AS RESTATED:
   Income/(loss) from operations                   $  5,593         $  6,306         $  5,370         $(19,947)        $  (2,678)
   Income/(loss) before income taxes                  7,139            6,225            4,661          (20,428)           (2,403)
   Income taxes                                      (2,432)          (2,370)          (1,725)              76            (6,451)
   Income/(loss) from continuing operations           4,707            3,855            2,936          (20,352)           (8,854)
   Net income/(loss)                                  5,574            4,979            6,865          (19,963)           (2,545)
   Earnings/(Loss) Per Share
       Income/(loss) from continuing
         operations                                $   0.48         $   0.39         $   0.30         $  (2.06)        $   (0.90)
       Net income/(loss)                               0.57             0.51             0.70            (2.02)            (0.26)
   Diluted Earnings/(Loss) Per Share
       Income/(loss) from continuing
         operations                                $   0.48         $   0.39         $   0.30         $  (2.06)        $   (0.90)
       Net income/(loss)                               0.56             0.50             0.70            (2.02)            (0.26)

                                                  FIRST         SECOND         THIRD         FOURTH        TOTAL
                                                 QUARTER        QUARTER       QUARTER       QUARTER         YEAR
                                                ----------    ----------    ----------    ----------     ----------
2001 -- AS REPORTED:
   Income/(loss) from operations                $    6,500    $    4,995    $      488    $  (20,759)    $   (8,776)
   Income/(loss) before income taxes                 6,871         4,429          (705)      (20,920)       (10,325)
   Income taxes                                     (2,837)       (1,814)          193         7,556          3,098
   Income/(loss) from continuing operations          4,034         2,615          (512)      (13,364)        (7,227)
   Income/(loss) before extraordinary loss           4,510         1,461            92       (14,737)        (8,674)
   Net income/(loss)                                 4,510         1,461            92       (16,438)       (10,375)
   Earnings/(Loss) Per Share
       Income/(loss) from continuing
          operations                            $     0.41    $     0.27    $    (0.05)   $    (1.38)    $    (0.74)
       Income/(loss) before extraordinary
          loss                                        0.46          0.15          0.01         (1.52)         (0.89)
       Net income/(loss)                              0.46          0.15          0.01         (1.70)         (1.07)
   Diluted Earnings/(Loss) Per Share
       Income/(loss) from  continuing
         operations                             $     0.41    $     0.27    $    (0.05)   $    (1.38)    $    (0.74)
       Income/(loss) before extraordinary
         loss                                         0.46          0.15          0.01         (1.52)         (0.89)
       Net income/(loss)                              0.46          0.15          0.01         (1.70)         (1.07)
   Income/(Loss) Before Extraordinary Loss
       Excluding Goodwill Amortization
          Income/(loss) before
            extraordinary loss                  $    5,669    $    2,616    $    1,247    $  (13,585)    $   (4,053)
          Earnings/(loss) per share                   0.58          0.27          0.13         (1.40)         (0.42)
          Diluted earnings/(loss) per share           0.57          0.27          0.13         (1.40)         (0.42)
   Net Income/(Loss)
       Excluding Goodwill Amortization
          Net income/(loss)                     $    5,669    $    2,616    $    1,247    $  (15,286)    $   (5,754)
          Earnings/(loss) per share                   0.58          0.27          0.13         (1.58)         (0.59)
          Diluted earnings/(loss) per share           0.57          0.27          0.13         (1.58)         (0.59)

2001 -- AS RESTATED:
   Income/(loss) from operations                $    5,838    $    2,683    $    2,671    $  (22,753)    $  (11,561)
   Income/(loss) before income taxes                 6,209         2,117         1,478       (22,914)       (13,110)
   Income taxes                                     (2,605)       (1,005)         (571)        8,254          4,073
   Income/(loss) from continuing operations          3,604         1,112           907       (14,660)        (9,037)
   Income/(loss) before extraordinary loss           4,080           (42)        1,511       (16,033)       (10,484)
   Net income/(loss)                                 4,080           (42)        1,511       (17,734)       (12,185)
   Earnings/(Loss) Per Share
       Income/(loss) from continuing
         operations                             $     0.37    $     0.11    $     0.09    $    (1.51)    $    (0.93)
       Income/(loss) before extraordinary
         loss                                         0.42             -          0.16         (1.65)         (1.08)
       Net income/(loss)                              0.42             -          0.16         (1.83)         (1.25)
   Diluted Earnings/(Loss) Per Share
       Income/(loss) from continuing
         operations                             $     0.36    $     0.11    $     0.09    $    (1.51)    $    (0.93)
       Income/(loss) before extraordinary
         loss                                         0.41             -          0.15         (1.65)         (1.08)
       Net income/(loss)                              0.41             -          0.15         (1.83)         (1.25)
   Income/(Loss) Before Extraordinary Loss
       Excluding Goodwill Amortization
          Income/(loss) before extraordinary
            loss                                $    5,239    $    1,113    $    2,666    $  (14,881)    $   (5,863)
          Earnings/(loss) per share                   0.54          0.11          0.28         (1.54)         (0.60)
          Diluted earnings/(loss) per share           0.53          0.11          0.27         (1.54)         (0.60)
   Net Income/(Loss)
       Excluding Goodwill Amortization
          Net income/(loss)                     $    5,239    $    1,113    $    2,666    $  (16,582)    $   (7,564)
          Earnings/(loss) per share                   0.54          0.11          0.28         (1.71)         (0.78)
          Diluted earnings/(loss) per share           0.53          0.11          0.27         (1.71)         (0.78)

ROTO-ROOTER INC AND SUBSIDIARY COMPANIES
UNAUDITED SUMMARY OF QUARTERLY RESULTS
FOR THE YEAR ENDED DECEMBER 31, 2002
(in thousands, except per share and footnote data)

                                                    FIRST            SECOND           THIRD            FOURTH            TOTAL
                                                   QUARTER           QUARTER         QUARTER           QUARTER           YEAR
                                                 ------------     ------------     ------------     ------------     ------------
                                                 (AS RESTATED)    (AS RESTATED)    (AS RESTATED)    (AS RESTATED)    (AS RESTATED)
Continuing Operations
    Total service revenues and sales               $  80,853        $  79,082        $  75,322        $  78,919        $ 314,176
                                                   =========        =========        =========        =========        =========
    Gross profit                                   $  32,345        $  32,458        $  31,008        $  32,080        $ 127,891
                                                   =========        =========        =========        =========        =========
    Income/Loss from operations (a)                $   5,593        $   6,306        $   5,370        $ (19,947)       $  (2,678)
    Interest expense                                    (773)            (763)            (709)            (683)          (2,928)
    Distributions on preferred securities               (270)            (271)            (268)            (270)          (1,079)
    Other income--net (b)                              2,589              953              268              472            4,282
                                                   ---------        ---------        ---------        ---------        ---------
       Income before income taxes (a,b)                7,139            6,225            4,661          (20,428)          (2,403)
    Income taxes                                      (2,432)          (2,370)          (1,725)              76           (6,451)
                                                   ---------        ---------        ---------        ---------        ---------
    Income/(loss) from continuing operations
      (a,b)                                            4,707            3,855            2,936          (20,352)          (8,854)
Discontinued operations                                  867            1,124            3,929              389            6,309
                                                   ---------        ---------        ---------        ---------        ---------
Net Income/(Loss) (a,b)                            $   5,574        $   4,979        $   6,865        $ (19,963)       $  (2,545)
                                                   =========        =========        =========        =========        =========

Earnings Per Share (a,b)
    Income/(loss) from continuing operations       $    0.48        $    0.39        $    0.30        $   (2.06)       $   (0.90)
                                                   =========        =========        =========        =========        =========
    Net income/(loss)                              $    0.57        $    0.51        $    0.70        $   (2.02)       $   (0.26)
                                                   =========        =========        =========        =========        =========

Diluted Earnings Per Share (a,b)
    Income/(loss) from continuing operations       $    0.48        $    0.39        $    0.30        $   (2.06)       $   (0.90)
                                                   =========        =========        =========        =========        =========
    Net income/(loss)                              $    0.56        $    0.50        $    0.70        $   (2.02)       $   (0.26)
                                                   =========        =========        =========        =========        =========

Average number of shares outstanding
    Earnings/(loss) per share                          9,843            9,857            9,861            9,872            9,858
                                                   =========        =========        =========        =========        =========
    Diluted earnings/(loss) per share                 10,267            9,898            9,867            9,872            9,858
                                                   =========        =========        =========        =========        =========

---------------------------------------
(a) Amounts for the fourth quarter and for the year include a pretax and aftertax noncash goodwill impairment charge of $20,342,000 ($2.06 per share).

(b) Amounts for the first quarter and for the year include pretax gains from the sales of investments of $1,141,000 ($775,000 aftertax or $.08 per share). Amounts for the fourth quarter and year include pretax investment impairment charges of $1,200,000 ($780,000 aftertax or $.08 per share).

ROTO-ROOTER INC AND SUBSIDIARY COMPANIES
UNAUDITED SUMMARY OF QUARTERLY RESULTS
FOR THE YEAR ENDED DECEMBER 31, 2001
(in thousands, except per share and footnote data)

                                                        FIRST            SECOND          THIRD         FOURTH          TOTAL
                                                       QUARTER          QUARTER         QUARTER        QUARTER         YEAR
                                                    -------------   ---------------   -------------  ------------   ------------
                                                    (AS RESTATED)    (AS RESTATED)    (AS RESTATED)  (AS RESTATED)  (AS RESTATED)
Continuing Operations
    Total service revenues and sales                   $ 86,259     $        84,950     $   82,604     $  84,095      $ 337,908
                                                       ========     ===============     ==========     =========      =========
    Gross profit                                       $ 35,164     $        34,231     $   33,149     $  29,748      $ 132,292
                                                       ========     ===============     ==========     =========      =========
    Income/(loss) from operations (a)                  $  5,838     $         2,683     $    2,671     $ (22,753)     $ (11,561)
    Interest expense                                     (1,485)             (1,466)        (1,373)       (1,099)        (5,423)
    Distributions on preferred securities                  (277)               (278)          (275)         (283)        (1,113)
    Other income--net (b)                                 2,133               1,178            455         1,221          4,987
                                                       --------     ---------------     ----------     ---------      ---------
       Income/(loss) before income taxes (a,b)            6,209               2,117          1,478       (22,914)       (13,110)
    Income taxes                                         (2,605)             (1,005)          (571)        8,254          4,073
                                                       --------     ---------------     ----------     ---------      ---------
    Income/(loss) from continuing operations
      (a,c)                                               3,604               1,112            907       (14,660)        (9,037)
Discontinued operations                                     476              (1,154)           604        (1,373)        (1,447)
                                                       --------     ---------------     ----------     ---------      ---------
Income/(loss) before extraordinary loss (a,c)             4,080                 (42)         1,511       (16,033)       (10,484)

Extraordinary loss on extinguishment of debt                  -                   -              -        (1,701)        (1,701)
                                                       --------     ---------------     ----------     ---------      ---------
Net Income/(Loss) (a,c)                                $  4,080     $           (42)    $    1,511     $ (17,734)     $ (12,185)
                                                       ========     ===============     ==========     =========      =========

Earnings/(Loss) Per Share (a,c)
    Income/(loss)  from continuing operations          $   0.37     $          0.11     $     0.09     $   (1.51)     $   (0.93)
                                                       ========     ===============     ==========     =========      =========
    Income/(loss) before extraordinary loss            $   0.42     $             -     $     0.16     $   (1.65)     $   (1.08)
                                                       ========     ===============     ==========     =========      =========
    Net income/(loss)                                  $   0.42     $             -     $     0.16     $   (1.83)     $   (1.25)
                                                       ========     ===============     ==========     =========      =========
Diluted Earnings/(Loss) Per Share (a,c)
    Income/(loss)  from continuing operations          $   0.36     $          0.11     $     0.09     $   (1.51)     $   (0.93)
                                                       ========     ===============     ==========     =========      =========
    Income/(loss) before extraordinary loss            $   0.41     $             -     $     0.15     $   (1.65)     $   (1.08)
                                                       ========     ===============     ==========     =========      =========
    Net income/(loss)                                  $   0.41     $             -     $     0.15     $   (1.83)     $   (1.25)
                                                       ========     ===============     ==========     =========      =========
Income/(Loss) Before Extraordinary Loss Excluding
    Goodwill Amortization (a,c)
       Income/(loss) before extraordinary loss         $  5,239     $         1,113     $    2,666     $ (14,881)     $  (5,863)
                                                       ========     ===============     ==========     =========      =========
       Earnings/(loss) per share                       $   0.54     $          0.11     $     0.28     $   (1.54)     $   (0.60)
                                                       ========     ===============     ==========     =========      =========
       Diluted earnings/(loss) per share               $   0.53     $          0.11     $     0.27     $   (1.54)     $   (0.60)
                                                       ========     ===============     ==========     =========      =========
Net Income/(Loss)  Excluding Goodwill Amortization
  (a,c)
    Net income/(loss)                                  $  5,239     $         1,113     $    2,666     $ (16,582)     $  (7,564)
                                                       ========     ===============     ==========     =========      =========
    Earnings/(loss) per share                          $   0.54     $          0.11     $     0.28     $   (1.71)     $   (0.78)
                                                       ========     ===============     ==========     =========      =========
    Diluted earnings/(loss) per share                  $   0.53     $          0.11     $     0.27     $   (1.71)     $   (0.78)
                                                       ========     ===============     ==========     =========      =========
Average number of shares outstanding
    Earnings/(loss) per share                             9,746               9,728          9,690         9,690          9,714
                                                       ========     ===============     ==========     =========      =========
    Diluted earnings/(loss) per share                     9,907               9,863          9,798         9,690          9,714
                                                       ========     ===============     ==========     =========      =========

-----------------------------------------
(a) Amounts for the third quarter and fourth quarters and for the year include pretax restructuring and similar expenses and other charges totaling $4,031,000 ($2,420,000 aftertax or $.25 per share), $23,180,000 ($14,523,000 aftertax or
$1.50 per share) and $27,211,000 ($16,943,000 aftertax or $1.74 per share), respectively.

(b) Amounts for the first and second quarters and for the year include pretax gains/(losses) from the sales of investments totaling $1,112,000, $(119,000) and $993,000, respectively.

(c) Amounts for the first quarter and for the year include aftertax gains from the sales of investments totaling $703,000 ($.07 per share).

                                                                     SCHEDULE II

                    ROTO-ROOTER, INC.AND SUBSIDIARY COMPANIES
                        VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)
                                     DR/(CR)

                                                            ADDITIONS
                                                    -------------------------
                                                    (CHARGED)                        APPLICABLE
                                                     CREDITED        (CHARGED)           TO
                                   BALANCE AT        TO COSTS        CREDITED         COMPANIES                           BALANCE
                                   BEGINNING           AND           TO OTHER          ACQUIRED         DEDUCTIONS         AT END
         DESCRIPTION               OF PERIOD         EXPENSES        ACCOUNTS         IN PERIOD            (A)           OF PERIOD
----------------------------------------------------------------------------------------------------------------------------------
Allowances for doubtful
accounts (b)

  For the year 2002.........        $(4,091)         $ (1,808)       $     -          $    -            $ 2,590           $(3,309)
                                    =======          ========        =======          ======            =======           =======

  For the year 2001.........        $(3,637)         $ (2,866)       $     -          $    -            $ 2,412           $(4,091)
                                    =======          ========        =======          ======            =======           =======

  For the year 2000.........        $(2,854)         $ (2,236)       $     -          $    -            $ 1,453           $(3,637)
                                    =======          ========        =======          ======            =======           =======

Allowances for doubtful
accounts - notes
receivable (c)

  For the year 2002.........        $  (900)         $    478        $     -          $    -            $     -           $  (422)
                                    =======          ========        =======          ======            =======           =======

  For the year 2001.........        $   (23)         $   (900)       $     -          $    -            $    23           $  (900)
                                    =======          ========        =======          ======            =======           =======

  For the year 2000.........        $   (23)         $      -        $     -          $    -            $     -           $   (23)
                                    =======          ========        =======          ======            =======           =======

Valuation allowance for
available-for-sale securities

  For the year 2002.........        $ 6,483          $      -        $   326          $    -            $(1,141)          $ 5,668
                                    =======          ========        =======          ======            =======           =======

  For the year 2001.........        $ 4,980          $      -        $ 2,496          $    -            $  (993)          $ 6,483
                                    =======          ========        =======          ======            =======           =======

  For the year 2000.........        $ 5,220          $      -        $ 3,159          $    -            $(3,399)          $ 4,980
                                    =======          ========        =======          ======            =======           =======

(a) With respect to allowances for doubtful accounts, deductions include accounts considered uncollectible or written off, payments, companies divested, etc. with respect to valuation allowance for available-for-sale securities, deductions comprise net realized gains on sales of investments.

(b) Classified in consolidated balance sheet as a reduction of accounts receivable.

(c)  Classified in consolidated balance sheet as a reduction of other assets.

(d) With respect to the valuation allowance for available-for-sale securities, amounts charged or credited to other accounts comprise net unrealized holding gains arising during the period.

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

  4.2            Chemed Capital Trust, dated                  Schedule 13E-4                  (b)(1)
                 as of 12/23/99                               12/23/99

  4.3            Amended and Restated                         Schedule 13E-4A                 (b)(2)
                 Declaration of Trust of Chemed               2/7/00, Amendment
                 Capital Trust, dated February 7, 2000        No. 2

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

 10.6            Senior Subordinated Promissory               Form 8-K                          2.3
                 Note dated as of October 11, 2002            10/11/02
                 by and among PCI Holding Corp.
                 and Chemed Corporation

 10.7            Common Stock Purchase Warrant                Form 8-K                          2.4
                 dated as of October 11, 2002 by              10/11/02
                 and between PCI Holding Corp.
                 and Chemed Corporation

                                                                            PAGE NUMBER
                                                                                OR
                                                                     INCORPORATION BY REFERENCE
                                                                     --------------------------
EXHIBIT                                                        FILE NO. AND                 PREVIOUS
NUMBER                                                         FILING DATE                 EXHIBIT NO.
------                                                         -----------                 -----------
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

10.12            1993 Stock Incentive Plan                    Form 10-K                        10.8
                                                              3/29/94, **

10.13            1995 Stock Incentive Plan                    Form 10-K                       10.14
                                                              3/28/96, **

10.14            1997 Stock Incentive Plan                    Form 10-K                       10.10
                                                              3/27/98, **

10.15            1999 Stock Incentive Plan                    Form 10-K                       10.11
                                                              3/29/00, **

10.16            1999 Long-Term Employee
                 Incentive Plan as amended                    **, ***
                 through May 20, 2002

10.17            2002 Stock Incentive Plan                    **, ***

10.18            2002 Executive Long-Term Incentive Plan      **, ***

10.19            Employment Contracts with Executives         Form 10-K                       10.12
                                                              3/28/89, **

10.20            Amendment to Employment                      **, ***
                 Agreements with Kevin J.
                 McNamara, Thomas C. Hutton
                 and Sandra E. Laney
                 dated August 7, 2002

10.21            Amendment to Employment                      **, ***
                 Agreements with Timothy
                 S. O'Toole and Arthur V.
                 Tucker dated August 7, 2002

10.22            Amendment to Employment                      **, ***
                 Agreements with Spencer S. Lee
                 and Rick L. Arquilla, dated
                 August 7, 2002

10.23            Amendment No. 4 to Employment                **, ***
                 Agreement with John M. Mount
                 dated August 7, 2002

                                                                           PAGE NUMBER
                                                                                OR
                                                                     INCORPORATION BY REFERENCE
                                                                     --------------------------
EXHIBIT                                                       FILE NO. AND                   PREVIOUS
NUMBER                                                         FILING DATE                  EXHIBIT NO.
------                                                         -----------                  -----------
10.24            Amendment to Employment                      Form 10-K                       10.16
                 Agreement with Executives dated              3/28/02, **
                 January 1, 2002

10.25            Employment Contract with John                Form 10-K                       10.23
                 M. Mount                                     3/27/98, **

10.26            Consulting Agreement between                 **, ***
                 Timothy S. O'Toole and PCI
                 Holding Corp.

10.27            Amendment No. 16 to Employment               **, ***
                 Agreement with Sandra E. Laney
                 dated March 1, 2003

10.28            Excess Benefits Plan, as restated            Form 10-K                        10.9
                 and amended, effective April 1, 1997         3/27/98, **

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

10.37            Split Dollar Agreement with                  Form 10-K                       10.27
                 Sandra E. Laney                              3/25/99, **

10.38            Split Dollar Agreements                      Form 10-K                       10.15
                 with Executives                              3/28/96, **

10.39            Split Dollar Agreement with                  Form 10-K                       10.16
                 Edward L. Hutton                             3/28/96, **

10.40            Split Dollar Agreement with                  Form 10-K                       10.32
                 John M. Mount                                3/29/00, **

                                                                           PAGE NUMBER
                                                                                OR
                                                                     INCORPORATION BY REFERENCE
                                                                     --------------------------
EXHIBIT                                                       FILE NO. AND                  PREVIOUS
NUMBER                                                        FILING DATE                  EXHIBIT NO.
------                                                        -----------                  -----------
10.41            Split Dollar Agreement with                  Form 10-K                       10.33
                 Spencer S. Lee                               3/29/00, **

10.42            Split Dollar Agreement with                  Form 10-K                       10.34
                 Rick L. Arquilla                             3/29/00, **

10.43            Form of Promissory Note under                **, ***
                 the Executive Stock Purchase Plan

10.44            Form of Promissory Note under
                 the Executive Stock Purchase Plan            **, ***
                 with Kevin J. McNamara

10.45            Roto-Rooter Deferred Compensation            Form 10-K                       10.37
                 Plan No. 1, as amended January 1, 1998       3/28/01, **

10.46            Roto-Rooter Deferred Compensation            Form 10-K                       10.38
                 Plan No. 2                                   3/28/01, **

   13            2002 Annual Report to Stockholders           ***

   21            Subsidiaries of Chemed Corporation           ***

   23            Consent of Independent Accountants           *

   24            Powers of Attorney                           ***

 31.1            Certification by Kevin J. McNamara           *
                 pursuant to RULE 13A-14 of the Exchange
                 Act of 1934

 31.2            Certification by Timothy S. O'Toole          *
                 pursuant to RULE 13A-14 of the Exchange
                 Act of 1934

 31.3            Certification by Arthur V. Tucker, Jr.       *
                 pursuant to RULE 13A-14 of the Exchange
                 Act of 1934

 32.1            Certification by Kevin J. McNamara           *
                 pursuant to Section 906 of the
                 Sarbanes-Oxley Act of 2002

 32.2            Certification by Timothy S. O'Toole          *
                 pursuant to Section 906 of the
                 Sarbanes-Oxley Act of 2002

 32.3            Certification by Arthur V. Tucker, Jr.       *
                 pursuant to Section 906 of the
                 Sarbanes-Oxley Act of 2002

*    Filed herewith.

**   Management contract or compensatory plan or arrangement.

***  Filed as exhibit to Original Form 10-K.