Form 10-Q/A
period 2003-03-31
ROTO-ROOTER INC
filed 2003-12-17
CIK 19584

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q/A
                                 AMENDMENT NO. 1

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

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

                                EXPLANATORY NOTE


        This quarterly report on Form 10-Q/A ("Form 10-Q/A") is being filed to amend and restate in its entirety the Company's quarterly report on Form 10-Q for the quarter ended March 31, 2003, which was filed with the SEC on May 9, 2003 ("Original Form 10-Q"). Accordingly, pursuant to rule 12b-15 under the Securities Exchange Act of 1934, as amended, the Form 10-Q/A contains the complete text of items 1, 2, 4 and 6, as amended, as well as certain currently dated certifications.

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

        Accordingly, the Company's consolidated financial statements as of and for the three months ended March 31, 2003 and 2002 and as of December 31, 2002 have been restated to recognize Yellow Pages advertising expenses when the directories are placed in circulation rather than to capitalize and amortize such costs.

        The amendments contained herein reflect changes resulting from the foregoing adjustments with regard to deferred advertising and the related income tax effect. The Company has not updated the information contained herein for events and transactions occurring subsequent to May 9, 2003, the filing date of the Original Form 10-Q, except to reflect the restatement of the Company's financial statements for the periods indicated above and except for the following:

   - On May 19, 2003, the shareholders of Chemed Corporation approved changing the Company's name to Roto-Rooter, Inc.

   - In the second quarter of 2003, the Company redefined its segments to merge the Roto-Rooter Group and corporate office overhead into a single segment now called the Plumbing and Drain Cleaning segment. All segment data have been reclassified to reflect this change.

   - Disclosures in Management's Discussion and Analysis of Financial Condition and Results of Operations have been expanded.

        Events have taken place that would have been reflected in the Original Form 10-Q if they had taken place prior to the date of the original filing. The Company recommends this report be read in conjunction with the Company's reports filed subsequent to May 9, 2003.

                              ROTO-ROOTER, INC. AND
                              SUBSIDIARY COMPANIES



                                      Index


                                                                                            Page No.


PART I.    FINANCIAL INFORMATION:

    Item 1.  Financial Statements
             Consolidated Balance Sheet -
                March 31, 2003 and
                December 31, 2002                                                                   5

             Consolidated Statement of Income -
                Three months ended
                March 31, 2003 and 2002                                                             6

             Consolidated Statement of Cash Flows -
                Three months ended
                March 31, 2003 and 2002                                                             7

             Notes to Unaudited Financial Statements                                                8


    Item 2.  Management's Discussion and Analysis of
                   Financial Condition and Results of
                    Operations                                                                     14

    Item 4.  Controls and Procedures                                                               18


PART II.   OTHER INFORMATION

    Item 6.  Exhibits and Reports on Form 8-K                                                      19

                          PART I. FINANCIAL INFORMATION
                          Item 1. Financial Statements
                   ROTO-ROOTER, INC. AND SUBSIDIARY COMPANIES
                      UNAUDITED CONSOLIDATED BALANCE SHEET
                 (in thousands except share and per share data)

                                                                                               March 31,            December 31,
                                                                                                 2003                   2002*
                                                                                              ---------             ----------
                                                                                                   (RESTATED-SEE NOTE 2)
ASSETS
Current assets
   Cash and cash equivalents                                                                  $   43,625            $   37,731
   Accounts receivable, less allowances of $3,392
        (2002-$3,309)                                                                             13,103                14,643
   Inventories                                                                                    9,090                  9,493
   Statutory deposits                                                                             10,536                12,323
   Current deferred income taxes                                                                   9,705                 9.894
   Prepaid expenses and other current assets                                                       6,130                 7,716
                                                                                              ----------            ----------
               Total current assets                                                               92,189                91,800
Investments of deferred compensation plans held in trust                                          15,000                15,176
Other investments                                                                                 32,789                37,326
Note receivable                                                                                   12,500                12,500
Properties and equipment, at cost less accumulated
   depreciation of $63,496 (2002-$62,370)                                                         47,297                48,361
Identifiable intangible assets less accumulated
   amortization of $7,319 (2002-$7,167)                                                            2,739                 2,889
Goodwill less accumulated amortization                                                           111,403               110,843
Other assets                                                                                      18,814                17,034
                                                                                              ----------            ----------
               Total Assets$                                                                     332,731            $  335,929
                                                                                              ==========            ==========

LIABILITIES
Current liabilities
   Accounts payable                                                                           $    4,261            $    5,686
   Current portion of long-term debt                                                                 472                   409
   Income taxes                                                                                    8,506                 7,348
   Deferred contract revenue                                                                      17,323                17,321
   Accrued insurance                                                                              17,631                17,448
   Other current liabilities                                                                      18,515                23,513
                                                                                              ----------            ----------
               Total current liabilities                                                          66,708                71,725
Long-term debt                                                                                    25,802                25,603
Deferred compensation liabilities                                                                 14,925                15,196
Other liabilities                                                                                 11,872                10,797
                                                                                              ----------            ----------
               Total Liabilities                                                                 119,307               123,321
                                                                                              ----------            ----------

MANDATORILY REDEEMABLE CONVERTIBLE PREFERRED SECURITIES
   OF THE CHEMED CAPITAL TRUST                                                                    14,186                14,186
                                                                                              ----------            ----------

STOCKHOLDERS' EQUITY
Capital stock-authorized 15,000,000 shares $1 par;
   issued 13,451,281 shares (2002-13,448,475 shares)                                              13,451                13,448
Paid-in capital                                                                                  168,568               168,299
Retained earnings                                                                                130,308               127,938
Treasury stock - 3,626,739 shares (2002-3,630,689 shares),
   at cost                                                                                      (111,476)             (111,582)
Unearned compensation                                                                             (4,259)               (4,694)
Deferred compensation payable in company stock                                                     2,294                 2,280
Notes receivable for shares sold                                                                    (933)                 (952)
Accumulated other comprehensive income                                                             1,285                 3,685
                                                                                              ----------            ----------
               Total Stockholders' Equity                                                        199,238               198,422
                                                                                              ----------            ----------
               Total Liabilities and Stockholders' Equity                                     $  332,731            $  335,929
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

                   ROTO-ROOTER, INC. AND SUBSIDIARY COMPANIES
                   UNAUDITED CONSOLIDATED STATEMENT OF INCOME
                      (in thousands except per share data)

                                                                                               Three Months Ended
                                                                                                    March 31,
                                                                                             -----------------------
                                                                                               2003           2002
                                                                                             --------       --------
                                                                                               (RESTATED-SEE NOTE 2)
Continuing Operations

         Service revenues and sales                                                          $ 77,645       $ 80,853
                                                                                             --------       --------

         Cost of services provided and goods sold
           (excluding depreciation)                                                            46,152         48,508
         General and administrative expenses                                                   16,524         12,654
         Selling and marketing expenses                                                         9,533         10,606
         Depreciation                                                                           3,052          3,492
                                                                                             --------       --------
             Total costs and expenses                                                          75,261         75,260
                                                                                             --------       --------
             Income from operations                                                             2,384          5,593
         Interest expense                                                                        (539)          (773)
         Distributions on preferred securities                                                   (268)          (270)
         Other income - net                                                                     4,262          2,589
                                                                                             --------       --------
             Income before income taxes                                                         5,839          7,139
         Income taxes                                                                          (2,282)        (2,432)
                                                                                             --------       --------
             Income from continuing operations                                                  3,557          4,707

Discontinued operations                                                                             -            867
                                                                                             --------       --------

Net income                                                                                   $  3,557       $  5,574
                                                                                             ========        =======


Earnings Per Share
         Income from continuing operations                                                   $    .36       $    .48
                                                                                             ========       ========
         Net income                                                                          $    .36       $    .57
                                                                                             ========       ========
         Average number of shares outstanding                                                   9,890          9,843
                                                                                             ========       ========


Diluted Earnings Per Share
         Income from continuing operations                                                   $    .36       $    .48
                                                                                             ========       ========
         Net income                                                                          $    .36       $    .56
                                                                                             ========       ========
         Average number of shares outstanding                                                   9,903         10,267
                                                                                             ========       ========


Cash Dividends Per Share                                                                     $    .12       $    .11
                                                                                             ========       ========





            See accompanying notes to unaudited financial statements.

                   ROTO-ROOTER, INC. AND SUBSIDIARY COMPANIES
                 UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (in thousands)

                                                                                        Three Months Ended March 31,
                                                                                        ----------------------------
                                                                                           2003              2002
                                                                                        ----------        ----------
                                                                                            (RESTATED-SEE NOTE 2)
Cash Flows From Operating Activities
         Net income                                                                      $  3,557          $   5,574
         Adjustments to reconcile net income to net cash
             provided by operating activities:
                  Gains on sales of available-for-sale
                    investments                                                            (3,544)            (1,141)
                  Depreciation and amortization                                             3,236              3,696
                  Provision for deferred income taxes                                        (376)               308
                  Provision for uncollectible accounts receivable                              85                691
                  Discontinued operations                                                       -               (867)
                  Changes in operating assets and liabilities,
                    excluding amounts acquired in business
                    combinations
                      Decrease/(increase) in accounts receivable                            1,455               (139)
                      Decrease in inventories                                                 403                391
                  Decrease in statutory deposits                                            1,787                773
                      Increase in prepaid expenses and other
                        current assets                                                       (266)               (49)
                     Decrease in accounts payable, deferred
                        contract revenue and other current
                        liabilities                                                        (6,128)            (8,872)
                     Increase in income taxes                                               3,215              4,793
                      Decrease/(increase) in other assets                                       7             (1,103)
                      Increase in other liabilities                                         1,335                888
                  Noncash expense of internally financed ESOPs                                435              1,008
                  Other sources/(uses)                                                        (16)               804
                                                                                        ---------         ----------
         Net cash provided by continuing operations                                         5,185              6,755
         Net cash used by discontinued operations                                               -               (116)
                                                                                        ---------         ----------
         Net cash provided by operating activities                                          5,185              6,639
                                                                                        ---------         ----------

Cash Flows From Investing Activities
         Proceeds from sales of available-for-sale investments                              4,493              1,917
         Capital expenditures                                                              (2,062)            (2,530)
         Net uses by discontinued operations                                                 (524)              (816)
         Business combinations--net of cash acquired                                         (168)            (1,229)
         Proceeds from sales of property and equipment                                        133              1,605
         Investing activities of discontinued operations                                        -               (140)
         Other uses                                                                          (133)              (237)
                                                                                        ---------         ----------
             Net cash provided/(used) by investing activities                               1,739             (1,430)
                                                                                        ---------         ----------

Cash Flows From Financing Activities
         Dividends paid                                                                    (1,188)            (1,083)
         Issuance of capital stock                                                            194                523
         Proceeds from issuance of long-term debt                                               -              5,000
         Purchases of treasury stock                                                          (58)            (3,141)
         Repayment of long-term debt                                                         (144)              (133)
         Other sources/(uses)                                                                 166                (35)
                                                                                        ---------         ----------
             Net cash provided/(used) by financing activities                              (1,030)             1,131
                                                                                        ---------         ----------

Increase in Cash and Cash Equivalents                                                       5,894              6,340
Cash and Cash Equivalents at Beginning of Period                                           37,731              8,725
                                                                                        ---------         ----------
Cash and Cash Equivalents at End of Period                                              $  43,625         $   15,065
                                                                                        =========         ==========

            See accompanying notes to unaudited financial statements.
                                  Page 7 of 20

                   ROTO-ROOTER, INC. AND SUBSIDIARY COMPANIES
                     Notes to Unaudited Financial Statements

1. On May 19, 2003, shareholders of Chemed Corporation approved changing the company's name to Roto-Rooter, Inc. As used herein, the term Company refers to Roto-Rooter, Inc. or Roto-Rooter, Inc. and its subsidiaries.

        The accompanying unaudited consolidated financial statements have been prepared in accordance with Rule 10-01 of SEC Regulation S-X. Consequently, they do not include all the disclosures required under generally accepted accounting principles for complete financial statements. However, in the opinion of the management of the Company, the financial statements presented herein contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position, results of operations and cash flows of the Company. For further information regarding the Company's accounting policies, refer to the consolidated financial statements and notes included in the Company's Amendment No. 1 to Form 10-K/A for the year ended December 31, 2002.

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

        The following table illustrates the effect on net income and earnings per share if the Company had applied the fair-value-recognition provisions of Financial Accountings Standards Board Statement No. 123, Accounting for Stock-Based Compensation (in thousands, except per share date):

                                                                       Three Months Ended March 31,
                                                                       ----------------------------
                                                                           2003             2002
                                                                        ---------        ---------
        Net income as restated                                          $   3,557        $   5,574
        Add: stock-based compensation
                expense included in net
                income as reported, net of
                income tax effects                                             34               30
        Deduct: total stock-based employee
                    compensation determined
                    under a fair-value-based
                    method for all stock options
                    and awards, net of income
                    tax effects                                              (225)            (105)
                                                                        ----------      ----------
        Pro forma net income                                            $   3,366       $    5,499
                                                                        ==========      ==========

        Earnings per share
                  As restated                                          $      .36       $      .57
                                                                       ==========       ==========
                  Pro forma                                            $      .34       $      .56
                                                                       ==========       ==========
        Diluted earnings per share
                  As restated                                          $      .36       $      .56
                                                                       ==========       ==========
                  Pro forma                                            $      .34       $      .54
                                                                       ==========       ==========

2. In October 2003, the Company, in consultation with its independent accountants, reevaluated its accounting for Yellow Pages costs and concluded these costs did not qualify for capitalization as direct-response advertising under Statement of Position 93-7, Reporting on Advertising Costs, which for the Company was effective January 1, 1995. In its previously filed financial statements the Company capitalized and amortized these costs over the life of the directories, typically 12 months.

        Accordingly, the Company's consolidated financial statements as of and for three months ended March 31, 2003 and 2002 and as of December 31, 2002 have been restated to recognize Yellow Pages advertising expenses when the directories are placed in circulation rather than to capitalize and amortize such costs.

        The impact of the restatement on the restated components of the Company's consolidated balance sheet is as follows (in thousands):

                                                                       Reported            Restated
                                                                       --------            --------
                December 31, 2002:
                ------------------
                Current deferred income taxes                          $  7,278           $  9,894
                Prepaid expenses and other current
                  assets                                                 13,332              7,716
                Total assets                                            338,929            335,929
                Other current liabilities                                22,127             23,513
                Retained earnings                                       132,793            127,938
                Total stockholders' equity                              203,277            198,422
                Total liabilities and stockholders'
                  equity                                                338,929            335,929

                March 31, 2003:
                ---------------
                Current deferred income taxes                          $  7,631           $  9,705
                Prepaid expenses and other current
                  assets                                                 12,056              6,130
                Total assets                                            336,583            332,731
                Retained earnings                                       134,160            130,308
                Total stockholders' equity                              203,090            199,238
                Total liabilities and stockholders'
                  equity                                                336,583            332,731

        The impact of the restatement on the restated components of the Company's consolidated statement of income is as follows (in thousands):

                                                                        Reported           Restated
                                                                        --------           --------
                For the three months ended
                  March 31, 2003:
                  ---------------
                Selling and marketing expenses                         $  11,078          $   9,533
                Income taxes                                              (1,742)            (2,282)
                Income from continuing operations                          2,553              3,557
                Net income                                                 2,553              3,557
                Earnings per share-
                  Income from continuing operations                          .26                .36
                  Net income                                                 .26                .36
                Diluted earnings per share-
                 Income from continuing operations                           .26                .36
                 Net income                                                  .26                .36

                                                                        Reported           Restated
                                                                        --------           --------
                For the three months ended
                  March 31, 2002:
                  ---------------
                Selling and marketing expenses                         $  11,993          $  10,606
                Income taxes                                              (1,947)            (2,432)
                Income from continuing operations                          3,805              4,707
                Net income                                                 4,672              5,574
                Earnings per share-
                  Income from continuing operations                          .39                .48
                  Net income                                                 .47                .57
                Diluted earnings per share-
                  Income from continuing operations                          .39                .48
                  Net income                                                 .47                .56

3. During the second quarter of 2003, the administrative functions for employee benefits, retirement services, risk management, public relations, cash management and taxation of the corporate office and the Plumbing and Drain Cleaning business were combined to enable the Company to benefit from economies of scale. In May 2003 the shareholders of the Company approved changing the corporation's name from Chemed Corporation to Roto-Rooter Inc. Due to this administrative function combination and the changing composition of businesses comprising the Company over the past several years, management re-evaluated the Company's segment reporting as it relates to corporate office administrative expenses. The discontinuance of businesses in 1997 (Omnia Group and National Sanitary Supply), 2001 (Cadre Computer) and 2002 (Patient Care), results in more than 80% of the Company's business represented by Roto-Rooter's Plumbing and Drain Cleaning business.

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

        As in the past, unallocated investing and financing income and expense includes interest income and expense, dividend income and other nonoperating income and expense related to unallocated corporate assets and liabilities.

Service revenues and sales and aftertax earnings by business segment follow (in thousands):

                                                                        Three Months Ended
                                                                            March 31,
                                                                       --------------------
                                                                          2003      2002
                                                                       ---------  ---------
        Service Revenues
        and Sales
        -----------------
        Plumbing and Drain Cleaning                                    $ 64,725   $ 65,279
        Service America                                                  12,920     15,574
                                                                       --------   --------
             Total                                                     $ 77,645   $ 80,853
                                                                       ========   ========

        Aftertax Earnings
        -----------------
         (as restated -- see Note 2)
        Plumbing and Drain Cleaning(a)                                 $  1,025   $  3,409
        Service America                                                      40        327
                                                                       --------   --------
             Total segment earnings                                       1,065      3,736

        Unallocated investing and
         financing -- net (b)                                             2,492        971
        Discontinued operations                                               -        867
                                                                       --------   --------
           Net income                                                  $  3,557   $  5,574
                                                                       ========   ========


--------------
        (a) Amount for 2003 includes aftertax severance charges of $2,358,000.

        (b) Amounts for 2003 and 2002 include aftertax gains on the sales of available-for-sale investments of $2,151,000 and $775,000, respectively.

4. Earnings per common share are computed using the weighted average number of share of capital stock outstanding. Diluted earnings per share are computed as follows (as restated -- see Note 2)(in thousands, except per share data):


                                                     Income                Shares             Income
                                                   (Numerator)         (Denominator)         Per Share
                                                   -----------         -------------         ----------
Income from Continuing Operations -
   For the Three Months Ended March 31,
---------------------------------------
2003
     Earnings                                      $    3,557                9,890             $   .36
                                                                                                =======
     Dilutive stock options                                 -                   13
                                                   ----------          -----------
        Diluted earnings                           $    3,557                9,903             $   .36
                                                   ==========          ===========              =======
2002
     Earnings                                      $    4,707                9,843             $   .48
                                                                                                =======
     Conversion of Trust Securities                       176                  384
     Dilutive stock options                                 -                   40
                                                   ----------          -----------
        Diluted earnings                           $    4,883               10,267             $   .48
                                                   ==========          ===========              =======

Net Income -
   For the Three Months Ended March 31,
---------------------------------------
2003
     Earnings                                      $    3,557                9,890             $   .36
                                                                                               =======
     Dilutive stock options                                 -                   13
                                                   ----------          -----------
        Diluted earnings                           $    3,557                9,903             $   .36
                                                   ==========          ===========             =======
2002
     Earnings                                      $    5,574                9,843             $   .57
                                                                                               =======
     Conversion of Trust Securities                       176                  384
     Dilutive stock options                                 -                   40
                                                   ----------          -----------
        Diluted earnings                           $    5,750               10,267             $   .56
                                                   ==========          ===========             =======

     The impact of the convertible preferred securities has been excluded from the computations for 2003 because it is antidilutive on earnings per share from continuing operations.

5. Other income--net from continuing operations comprises the following (in thousands):

                                                                              Three Months Ended
                                                                                 March 31,
                                                                       ----------------------------
                                                                           2003            2002
                                                                       ------------    ------------
           Gains on sales of available-for-
             sale investments                                            $   3,544       $    1,141
           Interest income                                                     815              636
           Market value adjustments on
             trading investments of deferred
             compensation trusts                                              (652)            (71)
           Dividend income                                                     616              615
           Other--net                                                          (61)             268
                                                                         ----------      ----------
                 Total other income--net                                 $   4,262       $    2,589
                                                                         ==========      ==========


6. In March 2003, the Company and a corporate officer reached agreement providing for termination of the officer's employment in exchange for payment under her employment contract. The payments comprise a $1,000,000 lump sum payment made in March 2003 and monthly payments of $52,788 beginning March 2003 and ending May 2007. The present value of these payments ($3,627,000) is included in general and administrative expenses.

7. The Company had total comprehensive income of $1,157,000 and $5,662,000 for the three months ended March 31, 2003 and 2002, respectively. The difference between the Company's net income and comprehensive income relates to the cumulative unrealized appreciation/depreciation on its available-for-sale securities.

8. During 2003, one purchase business combination was completed within the Roto-Rooter segment for a purchase price of $574,000 ($168,000 in cash and a note payable for $406,000). The business acquired provides drain cleaning and plumbing services under the Roto-Rooter name. The results of operations of this business are not material to the consolidated operations of the Company.

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

10. In August 2001, the Financial Accounting Standards Board ("FASB") approved the issuance of Statement of Financial Accounting Standards ("SFAS")No. 143, Accounting for Asset Retirement Obligations. This statement became effective for fiscal years beginning after June 15, 2002, and requires recognizing legal obligations associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development or normal operation of a long-lived asset. Since the Company has no material asset retirement obligations, the adoption of SFAS No. 143 in 2003 did not have a material impact on the Company's financial statements.

11. In July 2002, the FASB approved the issuance of SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. Generally, SFAS No. 146 stipulates that defined exit costs (including restructuring and employee termination costs) are to be recorded on an incurred basis rather than on a commitment basis as previously required. This statement is effective for exit or disposal activities initiated after December 31, 2002. The adoption of SFAS No. 146 in 2003 did not have a material impact on the Company's financial statements.

12. In November 2002, the FASB approved the issuance of FASB Interpretation ("FIN") No. 45, Guarantor's Accounting and Disclosure for Guarantees, Including Indirect Guarantees of Indebtedness of Others. The initial recognition and initial measurement provisions of the Interpretation are applicable to guarantees issued or modified after December 31, 2002. The adoption of FIN No. 45 in 2003 did not have a material impact on the Company's financial statements.

13. In January 2003, the FASB approved the issuance of FIN No. 46, Consolidation of Variable Interest Entities. It is effective for variable interest entities created after January 31, 2003, and for variable interest entities in which an enterprise obtains an interest after that date. Because the Company has no such investments, the adoption of this statement did not have a material impact on the Company's financial statements.

                  Item 2. Management's Discussion and Analysis
                of Financial Condition and Results of Operations

FINANCIAL CONDITION
-------------------
        The decline in other investments from $37,326,000 at December 31, 2002 to $32,789,000 is due to the sale of various available-for-sale securities in the first quarter of 2003. The decline in other current liabilities from $23,513,000 at December 31, 2002 to $18,515,000 is primarily due to the payment of incentive compensation, discretionary thrift plan contributions for 2002 and accrued advertising expenses in the first quarter of 2003. There are no other significant changes in the balance sheet accounts during the first three months of 2003.
        At March 31, 2003, the Company had cash and cash equivalents of $43.6 million and approximately $53.4 million of unused lines of credit with various banks. Management believes its liquidity and sources of capital are satisfactory for the Company's needs in the foreseeable future.

RESULTS OF OPERATIONS
---------------------
FIRST QUARTER 2003 VERSUS FIRST QUARTER 2002-CONSOLIDATED RESULTS
-----------------------------------------------------------------
        The Company's service revenues and sales for the first quarter of 2003 declined 4% versus revenues for the first quarter of 2002. This $3,208,000 decline comprised the following (dollar amounts in thousands):

                                                                                  Increase/(Decrease)
                                                                                -----------------------
                                                                                 Amount        Percent
                                                                                -------       ---------
        Service America
                  Service contracts                                             $(2,001)        (17.1)%
                  Demand services                                                  (653)        (16.8)
        Plumbing and Drain Cleaning
                  Plumbing                                                         (203)          (.8)
                  Drain cleaning                                                   (419)         (1.5)
                  Other                                                              68            .5
                                                                                --------
                       Total                                                    $(3,208)         (4.0)
                                                                                ========


        The decline in Service America's service contract revenues is attributable to selling insufficient new service contracts to replace contracts canceled or not renewed. The annualized value of contracts in place during the first quarter of 2003 was 17.1% lower than the 2002 quarter. As revenues from demand services are largely dependent upon service contract customers, the decline in service contracts was largely responsible for the decline in demand services in 2003.
        The decline in plumbing revenues for the first quarter of 2003 versus 2002 comprises a 1.9% increase in the number of jobs performed and a 2.7% decline in the average price per job. The decrease in drain cleaning revenues for the first quarter of 2003 versus 2002 comprised a 4.1% decrease in the number of jobs combined with a 2.6% increase in the average price per job.
        The consolidated gross margin was 40.6% in the first quarter of 2003 and 40.0% in the first quarter of 2002. On a segment basis, the Plumbing and Drain Cleaning segment's gross margin increased .8% points and Service America's gross margin declined 3.2% points. Of this decline, approximately 70% is due to higher liability insurance costs (as a percent of sales) in 2003 and 20% is due to higher labor costs (as a percent of sales) in the 2003 first quarter.
        General and administrative expense for the first quarter of 2003 increased $3,870,000 (30.6%) versus first quarter of 2002. This increase is primarily due to higher costs in the Plumbing and Drain Cleaning segment in 2003 as the cost of a severance arrangement with a corporate officer ($3,627,000) was recorded in March 2003.
        Selling and marketing expense ("Selling")for the first quarter of 2003 declined $1,073,000 (10.1%) versus the first quarter of 2002 (in thousands):

                  Plumbing and Drain Cleaning               $   574
                  Service America                               499
                                                            -------
                                    Total                   $ 1,073
                                                            =======


The decline in Plumbing and Drain Cleaning Selling is due primarily to lower advertising costs in 2003. The decline in Service America's Selling is due primarily to a reduction in employees in 2003.
        Depreciation expense declined $440,000 (12.6%) in the first quarter of 2002 as compared with the first quarter of 2003. Of this decline $230,000 relates to the Plumbing and Drain Cleaning segment and $210,000 relates to the Service America segment. Both declines are attributable to lower depreciation on service vans in 2003.
        Income from operations declined $3,209,000 from $5,593,000 in the first quarter of 2002 to $2,384,000 in the first quarter of 2003. This decline is largely attributable to charges incurred for the settlement of an employment contract with a corporate officer in March 2003 ($3,627,000). The amount of the charge represents the present value of payments beginning in March 2003 and ending in May 2007.
        Interest expense declined from $773,000 in the first quarter of 2002 to $539,000 in 2003, as the result of lower debt levels during 2003.
        Otherincome-net increased from $2,589,000 in the first quarter of 2002 to $4,262,000 in the first quarter of 2003 primarily due to higher capital gains on the sales of investments in the 2003 quarter. These gains totaled $3,544,000 in the 2003 first quarter versus $1,141,000 in 2002.
        Income before income taxes declined $1,300,000 from $7,139,000 in the first quarter of 2002 to $5,839,000 in the first quarter of 2003 due to the following (in thousands):

                  Severance charges in March 2003           $ 3,627
                  Larger gains on the sales of
                     investments in 2003                     (2,403)
                  Other                                          76
                                                             -------
                                    Total                   $ 1,300
                                                             =======


        The effective income tax rate during the first quarter of 2003 was 39.1% as compared with 34.1% in the first quarter of 2002. The higher effective rate in 2003 versus the rate for 2002 is primarily attributable to a higher effective state income tax rate in 2003 related to gains on the sales of investments and to favorable tax adjustments in the first quarter of 2002.
        Income from continuing operations declined from $4,707,000 ($.48 per share) in the first quarter of 2002 to $3,557,000 ($.36 per share) in 2003. Income for 2003 included aftertax severance charges of $2,358,000 ($.24 per share) and aftertax gains on the sales of investments of $2,151,000 ($.22 per share). Income for 2002 included aftertax gains on the sales of investments of $775,000 ($.08 per share).
        Net income declined from $5,574,000 ($.57 per share and $.56 per diluted share) in the first quarter of 2002 to $3,557,000 ($.36 per share) in 2003. Income for 2003 included aftertax severance charges of $2,358,000 ($.24 per share) and aftertax gains on the sales of investments of $2,151,000 ($.22 per share). Income for 2002 included aftertax gains on the sales of investments of $775,000 ($.08 per share) and discontinued operations of $867,000 ($.09 per share and $.08 per diluted share).

FIRST QUARTER 2003 VERSUS FIRST QUARTER 2002-SEGMENT RESULTS
------------------------------------------------------------
        Data relating to (a) the decrease in service revenues and sales and (b) aftertax earnings as a percent of service revenues and sales for each segment are set forth below:

                                               SERVICE REVENUES
                                                 AND SALES -                     AFTERTAX EARNINGS AS A PERCENT
                                               PERCENT DECREASE                   OF REVENUES (AFTERTAX MARGIN)
                                                                                 -----------------------------
                                               2003   VS. 2002                       2003             2002
                                               ---------------                   ------------     ------------
        THREE MONTHS ENDED
             MARCH 31,
        ------------------
        Plumbing and Drain Cleaning                  ( 1)%                           1.6%                5.2%
        Service America                              (17)                            0.3                 2.1
                  Total                               (4)                            1.4                 4.6


        The aftertax margin of the Plumbing and Drain Cleaning segment during the first quarter of 2003 was 1.6% as compared with 5.2% in the first quarter of 2002. This decline is attributable to severance charges ($2,358,000 or 3.6% of revenues) incurred in the 2003 quarter.
        The aftertax margin of the Service America segment was .3% in the first quarter of 2003 as compared with 2.1% in the first quarter of 2002. This decline is attributable to a decline in the gross profit margin (3.2 percentage points) in the 2003 quarter, partially offset by lower operating expenses as a percent of sales (.6 percentage points). The lower gross margin is primarily due to higher casualty insurance costs and higher labor costs (as a percent of revenues) in 2003.
        Unallocated Investing and Financing+net, which includes financing expense and investment income, increased $1,521,000 from $971,000 during the first quarter of 2002 to $2,492,000 in the first quarter of 2003. The increase is due to higher capital gains ($1,376,000 aftertax) and lower interest expense ($164,000 aftertax) during the 2003 quarter as compared to the 2002 quarter.

RECENT ACCOUNTING STATEMENTS
----------------------------

        In August 2001, the Financial Accounting Standards Board ("FASB") approved the issuance of Statement of Financial Accounting Standards ("SFAS")No. 143, Accounting for Asset Retirement Obligations. This statement became effective for fiscal years beginning after June 15, 2002, and requires recognizing legal obligations associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development or normal operation of a long-lived asset. Since the Company has no material asset retirement obligations, the adoption of SFAS No. 143 in 2003 did not have a material impact on the Company's financial statements.
        In July 2002, the FASB approved the issuance of SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. Generally, SFAS No. 146 stipulates that defined exit costs (including restructuring and employee termination costs) are to be recorded on an incurred basis rather than on a commitment basis as previously required. This statement is effective for exit or disposal activities initiated after December 31, 2002. The adoption of SFAS No. 146 in 2003 did not have a material impact on the Company's financial statements.
        In November 2002, the FASB approved the issuance of FASB Interpretation ("FIN") No. 45, Guarantor's Accounting and Disclosure for Guarantees, Including Indirect Guarantees of Indebtedness of Others. The initial recognition and initial measurement provisions of the Interpretation are applicable to guarantees issued or modified after December 31, 2002. The adoption of FIN No. 45 in 2003 did not have a material impact on the Company's financial statements.
        In January 2003, the FASB approved the issuance of FIN No. 46, Consolidation of Variable Interest Entities. It is effective for variable interest entities created after January 31, 2003, and for variable interest entities in which an enterprise obtains an interest after that date. Because the Company has no such investments, the adoption of this statement did not have a material impact on the Company's financial statements.


SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION
REFORM ACT OF 2095 REGARDING FORWARD-LOOKING INFORMATION
-------------------------------------------------------------
        In addition to historical information, this report contains forward-looking statements and performance trends that are based upon assumptions subject to certain known and unknown risks, uncertainties, contingencies and other factors. Variances in any or all of the risks, uncertainties, contingencies, and other factors from the Company's assumptions could cause actual results to differ materially from these forward-looking statements and trends. The Company's ability to deal with the unknown outcomes of these events, many of which are beyond the control of the Company, may affect the reliability of its projections and other financial matters.

ITEM 4.      CONTROLS AND PROCEDURES
        The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management to allow timely decisions regarding required disclosure.
        The Company recently carried out an evaluation, under the supervision of the Company's President and Chief Executive Officer, and with the participation of the Executive Vice President and Treasurer and the Vice President and Controller, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon the foregoing, the Company's President and Chief Executive Officer, Executive Vice President and Treasurer and Vice President and Controller concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company and its consolidated subsidiaries required to be included in the Company's Exchange Act reports. There have been no significant changes in internal control over financial reporting during the quarter ended March 31, 2003.

                            PART II OTHER INFORMATION

ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K

    (a)       Exhibits
              --------



    Exhibit No.         Description
    -----------         -----------

        31.1            Certification by Kevin J. McNamara pursuant to Rule
                        13A-14 of the Exchange Act of 1934

        31.2            Certification by Timothy S. O'Toole pursuant to Rule
                        13A-14 of the Exchange Act of 1934

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

        32.1            Certification by Kevin J. McNamara pursuant to Section
                        906 of  the Sarbanes-Oxley Act of 2002.

        32.2            Certification by Timothy S. O'Toole pursuant to Section
                        906 of the Sarbanes-Oxley Act of 2002.

        32.3            Certification by Arthur V. Tucker, Jr. pursuant to
                        Section 906 of the Sarbanes-Oxley Act of 2002.


    (b)       Reports on Form 8-K
              -------------------

                        -A current Report on Form 8-K, dated April 17, 2003, was filed April 18, 2003. The report includes the Company's first quarter 2003 earnings release dated April 17, 2003.

                        -A current Report on Form 8-K, dated April 23, 2003, was filed April 24, 2003. The report includes the Company's First Quarter Report for the period ending March 31, 2003.

                                   SIGNATURES

        Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                             Roto-Rooter, Inc.
                                             -----------------
                                             (Registrant)




Dated:  December 17, 2003                    By  Kevin J. McNamara
        -----------------                        -----------------------
                                                 Kevin J. McNamara
                                                 (President and Chief and
                                                 Executive Officer)

Dated:  December 17, 2003                    By  Timothy S. O'Toole
        -----------------                        -----------------------
                                                 Timothy S. O'Toole
                                                 (Executive Vice President
                                                 and Treasurer)

Dated:  December 17, 2003                    By  Arthur V. Tucker, Jr.
        -----------------                        -----------------------
                                                 Arthur V. Tucker, Jr.
                                                 (Vice President and Controller)