Form 10-Q/A
period 2003-06-30
ROTO-ROOTER INC
filed 2003-12-17
CIK 19584

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

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

===============================================================================

                                EXPLANATORY NOTE


        This quarterly report on Form 10-Q/A ("Form 10-Q/A") is being filed to amend and restate in its entirety the Company's quarterly report on Form 10-Q for the quarter ended June 30, 2003, which was filed with the SEC on August 13, 2003 ("Original Form 10-Q"). Accordingly, pursuant to rule 12b-15 under the Securities Exchange Act of 1934, as amended, the Form 10-Q/A contains the complete text of items 1, 2 and 4 of Part I and items 4 and 6 of Part II, as amended, as well as certain currently dated certifications.
        In October 2003, Roto-Rooter, Inc. ("Company"), in consultation with its independent accountants, reevaluated its accounting for Yellow Pages costs and concluded these costs did not qualify for capitalization as direct-response advertising under Statement of Position 93-7, Reporting on Advertising Costs, which for the Company was effective January 1, 1995. In its previously-filed financial statements, the Company capitalized and amortized these costs over the lives of the directories, typically 12 months.
        Accordingly, the Company's consolidated financial statements as of and for the three months ended March 31, 2003 and 2002 and as of December 31, 2002 have been restated to recognize Yellow Pages advertising expenses when the directories are placed in circulation rather than to capitalize and amortize such costs.
        The amendments contained herein reflect changes resulting from the foregoing adjustments with regard to deferred advertising and the related income tax effect. The Company has not updated the information contained herein for events and transactions occurring subsequent to August 13, 2003, the filing date of the Original Form 10-Q, except to reflect the restatement of the Company's financial statements for the periods indicated above.
        Events have taken place that would have been reflected in the Original Form 10-Q if they had taken place prior to the date of the original filing. The Company recommends this report be read in conjunction with the Company's reports filed subsequent to August 13, 2003.

                              ROTO-ROOTER, INC. AND
                              SUBSIDIARY COMPANIES



                                      INDEX

                                                                                                 PAGE NO.
                                                                                                 --------
PART I.    FINANCIAL INFORMATION:
     Item 1.  Financial Statements
        Consolidated Balance Sheet -
                 June 30, 2003 and
                 December 31, 2002                                                                     4

        Consolidated Statement of Income -
                 Three months and six months ended
                 June 30, 2003 and 2002                                                                5

        Consolidated Statement of Cash Flows -
                 Six months ended
                 June 30, 2003 and 2002                                                                6

        Notes to Unaudited Financial Statements                                                        7


     Item 2.  Management's Discussion and Analysis of
                       Financial Condition and Results of
                       Operations                                                                     15

     Item 4.     Controls and Procedures                                                              22

PART II.   OTHER INFORMATION

     Item 4.     Submission of Matters to a Vote of Security
                       Holders                                                                        23

     Item 6.     Exhibits and Reports on Form 8-K                                                     24

                          PART I. FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS
                   ROTO-ROOTER, INC. AND SUBSIDIARY COMPANIES
                      UNAUDITED CONSOLIDATED BALANCE SHEET
                 (IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)

                                                                                                   June 30,        December 31,
                                                                                                     2003             2002*
                                                                                                  ---------         -----------
                                                                                                      (RESTATED-SEE NOTE 3)
ASSETS
         Current assets
             Cash and cash equivalents                                                           $   45,342        $   37,731
             Accounts receivable, less allowances of $3,392
                (2002 - $3,309)                                                                      13,381            14,643
             Inventories                                                                              8,699             9,493
             Statutory deposits                                                                      10,095            12,323
             Current deferred income taxes                                                            9,224             9,894
             Prepaid expenses and other current assets                                                8,538             7,716
                                                                                                 ----------        ----------
                 Total current assets                                                                95,279            91,800
         Investments of deferred compensation plans held in trust                                    16,411            15,176
         Other investments                                                                           32,789            37,326
         Note receivable                                                                             12,500            12,500
         Properties and equipment, at cost less accumulated
            depreciation of $63,496 (2002 - $62,370)                                                 46,906            48,361
         Identifiable intangible assets less accumulated
            amortization of $7,319 (2002 - $7,167)                                                    2,599             2,889
         Goodwill less accumulated amortization                                                     112,903           110,843
         Other assets                                                                                19,003            17,034
                                                                                                 ----------        ----------
                Total Assets                                                                     $  338,390        $  335,929
                                                                                                 ==========        ==========


LIABILITIES
         Current liabilities
             Accounts payable                                                                    $    6,976        $    5,686
             Current portion of long-term debt                                                          473               409
             Income taxes                                                                             7,451             7,348
             Deferred contract revenue                                                               16,795            17,321
             Accrued insurance                                                                       16,442            17,448
             Other current liabilities                                                               19,631            23,513
                                                                                                 ----------        ----------
                 Total current liabilities                                                           67,768            71,725
         Long-term debt                                                                              25,715            25,603
         Mandatorily redeemable preferred securities of the Chemed
            Capital Trust                                                                            14,186                 -
         Deferred compensation liabilities                                                           16,395            15,196
         Other liabilities                                                                           10,955            10,797
                                                                                                 ----------        ----------
                      Total Liabilities                                                             135,019           123,321
                                                                                                 ----------        ----------

MANDATORILY REDEEMABLE CONVERTIBLE PREFERRED SECURITIES
   OF THE CHEMED CAPITAL TRUST                                                                            -            14,186
                                                                                                 ----------        ----------

STOCKHOLDERS' EQUITY
         Capital stock-authorized 15,000,000 shares $1 par;
             issued 13,451,281 (2002-13,448,475) shares                                              13,451            13,448
         Paid-in capital                                                                            169,402           168,299
         Retained earnings                                                                          132,422           127,938
         Treasury stock - 3,579,962 (2002-3,630,689) shares, at cost                               (110,681)        (111,582)
         Unearned compensation                                                                       (3,824)           (4,694)
         Deferred compensation payable in Company stock                                               2,310             2,280
         Notes receivable for shares sold                                                              (926)             (952)
         Accumulated other comprehensive income                                                       1,217             3,685
                                                                                                 ----------        ----------
                      Total Stockholders' Equity                                                    203,371           198,422
                                                                                                 ----------        ----------
                      Total Liabilities and Stockholders' Equity                                 $  338,390        $  335,929
                                                                                                 ==========        ==========

                 * Reclassified to conform to 2003 presentation
            See accompanying notes to unaudited financial statements.
                                  Page 4 of 25

                   ROTO-ROOTER, INC. AND SUBSIDIARY COMPANIES
                   UNAUDITED CONSOLIDATED STATEMENT OF INCOME
                      (IN THOUSANDS EXCEPT PER SHARE DATA)



                                                                         THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                                              JUNE 30,                          JUNE 30,
                                                                       ----------------------            ----------------------
                                                                         2003          2002                2003          2002
                                                                       --------      --------            --------       -------
                                                                                        (RESTATED-SEE NOTE 3)
Continuing Operations
   Service revenues and sales                                          $ 77,271      $ 79,082           $154,916       $159,935
                                                                       --------      --------           --------       --------
   Cost of services provided and goods sold
         (excluding depreciation)                                        45,611        46,624             91,763         95,132
   General and administrative expenses                                   14,532        12,508             31,056         25,162
   Selling and marketing expenses                                        10,558        10,158             20,091         20,764
   Depreciation                                                           2,990         3,486              6,042          6,978
                                                                       --------      --------           --------       --------
             Total costs and expenses                                    73,691        72,776            148,952        148,036
                                                                       --------      --------           --------       --------
             Income from operations                                       3,580         6,306              5,964         11,899
   Interest expense                                                        (599)         (763)            (1,138)        (1,536)
   Distributions on preferred securities                                   (268)         (271)              (536)          (541)
   Other income - net                                                     2,455           953              6,717          3,542
                                                                       --------      --------            --------       --------
             Income before income taxes                                   5,168         6,225             11,007         13,364
   Income taxes                                                          (1,868)       (2,370)            (4,150)        (4,802)
                                                                       --------       -------           --------       --------
             Income from continuing operations                            3,300         3,855              6,857          8,562
Discontinued operations                                                       -         1,124                  -          1,991
                                                                       --------       -------           --------       --------
Net Income                                                             $  3,300       $ 4,979           $  6,857       $ 10,553
                                                                       ========      ========           ========       ========


Earnings Per Share
         Income from continuing operations                             $    .33      $    .39           $    .69       $    .87
                                                                       ========      ========           ========       ========
         Net income                                                    $    .33      $    .51           $    .69       $   1.07
                                                                      =========      ========           ========       ========
         Average number of shares outstanding                             9,908         9,857              9,899          9,850
                                                                       ========      ========           ========       ========

Diluted Earnings Per Share
         Income from continuing operations                             $    .33      $    .39           $    .69       $    .87
                                                                       ========      ========           ========       ========
         Net income                                                    $    .33      $    .50           $    .69       $   1.07
                                                                       ========      ========           ========       ========
         Average number of shares outstanding                             9,942         9,898              9,922          9,891
                                                                       ========      ========           ========       ========


Cash Dividends Per Share                                               $    .12      $    .11           $    .24      $    .22
                                                                       ========      ========           ========      ========





            See accompanying notes to unaudited financial statements.

                   ROTO-ROOTER, INC. AND SUBSIDIARY COMPANIES
                 UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                                        SIX MONTHS ENDED
                                                                                                            JUNE 30,
                                                                                                 ------------------------------
                                                                                                    2003                 2002
                                                                                                 ---------             --------
                                                                                                      (RESTATED-SEE NOTE 3)
Cash Flows From Operating Activities
     Net income                                                                                  $   6,857             $ 10,553
     Adjustments to reconcile net income to net cash provided
       by operating activities:
             Depreciation and amortization                                                           6,399                7,371
             Gains on sales of available-for-sale investments                                       (3,544)              (1,141)
             Provision for deferred income taxes                                                       288                1,183
             Provision for uncollectible accounts receivable                                           106                1,106
             Discontinued operations                                                                     -               (1,991)
             Changes in operating assets and liabilities, excluding
               amounts acquired in business combinations
                 Decrease/(increase) in accounts receivable                                          1,156                 (283)
                 Decrease in inventories                                                               794                  354
                 Decrease in statutory deposits                                                      2,228                1,049
                 Increase in prepaid expenses and other
                       current assets                                                               (1,090)                (589)
                 Decrease in accounts payable, deferred contract
                       revenue and other current liabilities                                        (3,943)              (5,722)
                 Increase in income taxes                                                            1,037                2,854
                 Increase in other assets                                                           (1,935)              (1,910)
                 Increase in other liabilities                                                       2,377                  645
             Noncash expense of internally financed ESOPs                                              870                1,956
             Other sources/(uses)                                                                     (101)                 916
                                                                                                  --------             --------
             Net cash provided by continuing operations                                             11,499               16,351
             Net cash provided by discontinued operations                                                -                2,192
                                                                                                  --------             --------
             Net cash provided by operating activities                                              11,499               18,543
                                                                                                  --------             --------

Cash Flows From Investing Activities
     Capital expenditures                                                                           (4,846)              (5,716)
     Proceeds from sales of available-for-sale investments                                           4,493                1,917
     Business combinations, net of cash acquired                                                    (1,538)              (1,229)
     Net uses by discontinued operations                                                              (993)              (1,926)
     Proceeds from sales of property and equipment                                                     296                1,939
     Investing activities from discontinued operations                                                  -                  (356)
     Other uses                                                                                       (293)                (252)
                                                                                                  --------              --------
             Net cash used by investing activities                                                  (2,881)              (5,623)
                                                                                                  --------              --------

Cash Flows From Financing Activities
     Dividends paid                                                                                (2,376)               (2,168)
     Issuance of capital stock                                                                       1,320                  778
     Purchases of treasury stock                                                                     (255)               (3,181)
     Repayment of long-term debt                                                                     (230)              (10,214)
     Proceeds from issuance of long-term debt                                                            -                5,000
     Other sources                                                                                     534                   54
                                                                                                  --------             --------
             Net cash used by financing activities                                                 (1,007)              (9,731)
                                                                                                  --------             --------

INCREASE IN CASH AND CASH EQUIVALENTS                                                                7,611                3,189
Cash and cash equivalents at beginning of period                                                    37,731                8,725
                                                                                                  --------             --------
Cash and cash equivalents at end of period                                                        $ 45,342             $ 11,914
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

2. The accompanying unaudited consolidated financial statements have been prepared in accordance with Rule 10-01 of SEC Regulation S-X. Consequently, they do not include all the disclosures required under generally accepted accounting principles for complete financial statements. However, in the opinion of the management of the Company, the financial statements presented herein contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position, results of operations and cash flows of the Company. For further information regarding the Company's accounting policies, refer to the consolidated financial statements and notes included in the Company's Annual Report on Form 10-K/A for the year ended December 31, 2002.

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

        The following table illustrates the effect on net income and earnings per share if the Company had applied the fair-value-recognition provisions of Financial Accounting Standards Board Statement No. 123, Accounting for Stock-Based Compensation (in thousands, except per share data:)


                                                                       Three Months Ended June 30,
                                                                       ---------------------------
                                                                          2003             2002
                                                                       ----------       ----------
        Net Income as restated                                        $   3,300         $   4,979
        Add:    stock-based compensation expense
                included in net income as reported,
                net of income tax effects                                    11                30

        Deduct:  total stock-based employee
                 compensation determined under
                 a fair-value-based method for
                 all stock options and awards,
                 net of income tax effects                                  (234)            (222)
                                                                       ---------        ---------
        Pro forma net income                                           $   3,077        $   4,787
                                                                       =========        =========

        Earnings Per Share
                As restated                                            $     .33        $     .51
                                                                       =========        =========
                Pro forma                                              $     .31        $     .49
                                                                       =========        =========
        Diluted earnings per share
                As restated                                            $     .33        $     .50
                                                                       =========        =========
                Pro forma                                              $     .31        $     .48
                                                                       =========        =========

                                                                         Six Months Ended June 30,
                                                                       ----------------------------
                                                                          2003             2002
                                                                       ----------        ----------
        Net Income as restated                                         $   6,857        $  10,553
        Add:   stock-based compensation
               expense included in net
               income as reported, net of
               income tax effects                                            45                60

        Deduct: total stock-based employee
                compensation determined
                under a fair-value-based
                method for all stock options
                and awards, net of income
                tax effects                                                 (459)            (327)
                                                                       ---------        ---------
        Pro forma net income                                           $   6,443        $  10,286
                                                                       =========        =========

        Earnings Per Share
                As restated                                            $     .69        $    1.07
                                                                       =========        =========
                Pro forma                                              $     .65        $    1.04
                                                                       =========        =========
        Diluted earnings per share
                As restated                                            $     .69        $    1.07
                                                                       =========        =========
                Pro forma                                              $     .65        $    1.04
                                                                       =========        =========


3. In October 2003, the Company, in consultation with its independent accountants, reevaluated its accounting for Yellow Pages costs and concluded that these costs did not qualify for capitalization as direct-response advertising under Statement of Position 93-7, Reporting on Advertising Costs, which for the Company was effective January 1, 1995. In its previously filed financial statements the Company capitalized and amortized these costs over the life of the directory, typically 12 months.

        Accordingly, the Company's consolidated financial statements as of and for the three and six month periods ended June 30, 2003 and 2002 and as of December 31, 2002 have been restated to recognize Yellow Pages advertising expenses when the directories are placed in circulation rather than to capitalize and amortize such costs.

        The impact of the restatement on the restated components of the Company's consolidated balance sheet is as follows (in thousands):

                                                      Reported       Restated
        December 31, 2002:                            --------       --------
        ------------------
        Current deferred income taxes                  $  7,278       $  9,894
        Prepaid expenses and other current
            assets                                       13,333          7,716
        Total assets                                    338,929        335,929
        Other current liabilities                        21,657         23,513
        Retained earnings                               132,793        127,938
        Total stockholders' equity                      203,277        198,422
        Total liabilities and stockholders'
            equity                                      338,929        335,929

        June 30, 2003:
        ------------------
        Current deferred income taxes                  $  7,424       $  9,224
        Prepaid expenses and other current
            assets                                       13,682          8,538
        Total assets                                    341,734        338,390
        Retained earnings                               135,766        132,422
        Total stockholders' equity                      206,715        203,371
        Total liabilities and stockholders'
            equity                                      341,734        338,390

        The impact of the restatement on the restated components of the Company's consolidated statement of income is as follows (in thousands):

                                                       Reported       Restated
        For the three months ended                     --------       --------
           June 30, 2003:
        ------------------
        Selling and marketing expenses                $  11,339       $  10,558
        Income taxes                                     (1,594)         (1,868)
        Income from continuing operations                 2,792           3,300
        Net income                                        2,792           3,300
        Earnings per share-
            Income from continuing operations               .28             .33
            Net income                                      .28             .33
        Diluted earnings per share-
            Income from continuing operations               .28             .33
            Net income                                      .28             .33

        For the six months ended
            June 30, 2003:
        ------------------
        Selling and marketing expenses                $  22,417       $  20,091
        Income taxes                                     (3,336)         (4,150)
        Income from continuing operations                 5,345           6,857
        Net income                                        5,345           6,857
        Earnings per share-
            Income from continuing operations               .54             .69
            Net income                                      .54             .69
        Diluted earnings per share-
         Income from continuing operations                  .54             .69
         Net income                                         .54             .69

                                                                            Reported       Restated
        For the three months ended                                          ---------      --------
           June 30, 2002:
        -----------------
        Selling and marketing expenses                                      $  10,788      $  10,158
        Income taxes                                                           (2,150)        (2,370)
        Income from continuing operations                                       3,445          3,855
        Net income                                                              4,569          4,979
        Earnings per share-
           Income from continuing operations                                      .35            .39
           Net income                                                             .46            .51
        Diluted earnings per share-
           Income from continuing operations                                      .35            .39
           Net income                                                             .46            .50

        For the six months ended
             June 30, 2002:
        -------------------
        Selling and marketing expenses                                      $  22,781      $  20,764
        Income taxes                                                           (4,097)        (4,802)
        Income from continuing operations                                       7,250          8,562
        Net income                                                              9,241         10,553
        Earnings per share-
           Income from continuing operations                                      .74            .87
           Net income                                                             .94           1.07
        Diluted earnings per share-
           Income from continuing operations                                      .73            .87
           Net income                                                             .93           1.07

4. During the second quarter of 2003, the administrative functions for employee benefits, retirement services, risk management, public relations, cash management and taxation of the corporate office and the Plumbing and Drain Cleaning business were combined to enable the Company to benefit from economies of scale. In May 2003 the shareholders of the Company approved changing the corporation's name from Chemed Corporation to Roto-Rooter Inc. Due to these changes and the changing composition of businesses comprising the Company over the past several years, management re-evaluated the Company's segment reporting as it relates to corporate office administrative expenses. The discontinuance of businesses in 1997 (Omnia Group and National Sanitary Supply), 2001 (Cadre Computer) and 2002 (Patient Care), results in more than 80% of the Company's business represented by Roto-Rooter's Plumbing and Drain Cleaning business.

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

        Service revenues and sales and aftertax earnings by business segment follow (in thousands):

                                                   Three Months Ended                  Six Months Ended
                                                        June 30,                           June 30,
                                                 ---------------------              ---------------------
                                                   2003         2002                  2003         2002
                                                 --------     --------              --------     --------
Service Revenues and Sales
--------------------------
Plumbing and Drain Cleaning                      $ 64,592     $ 63,095              $ 129,317    $ 128,374
Service America                                    12,679       15,987                 25,599       31,561
                                                 --------     --------              ---------    ---------
        Total                                    $ 77,271     $ 79,082              $ 154,916    $ 159,935
                                                 ========     ========              =========    =========
Aftertax Earnings
-----------------
(as restated-see Note 3)
Plumbing and Drain Cleaning                      $  2,954     $  3,617              $   3,978(a) $   7,026
Service America                                        35           59                     75          386
                                                 --------     --------              ---------    ---------
        Total Segment Earnings                      2,989        3,676                  4,053        7,412
Unallocated Investing and
    Financing - Net                                   311          179                  2,804(b)     1,150(c)
                                                 --------     --------              ---------    ---------
        Income from Continuing
           Operations                               3,300        3,855                  6,857        8,562
Discontinued Operations                                 -        1,124                      -        1,991
                                                 --------     --------              ---------    ---------
        Net Income                               $  3,300     $  4,979              $   6,857    $  10,553
                                                 ========     ========              =========    =========

--------------------------

(a) Amount includes aftertax severance charges of $2,358,000 ($.24 per share).

(b) Amount includes aftertax capital gain on the sales of investments of $2,151,000 ($.22 per share) in the first quarter of 2003.

(c) Amount includes aftertax capital gain on sales of investments of $775,000 ($.08 per share) in the first quarter of 2002.

5. Other income--net from continuing operations comprises the following (in thousands):

                                                     Three Months Ended                  Six Months Ended
                                                          June 30,                           June 30,
                                                     ------------------                 ------------------
                                                      2003        2002                   2003        2002
                                                     ------     -------                 ------      ------
      Market value adjustments
        on trading investments of
        deferred compensation trusts                 $1,217     $   (13)                $  565      $  (84)
      Interest income                                   703         619                  1,518       1,255
      Dividend income                                   607         616                  1,223       1,231
      Gains on sales of
        available-for-sale investments                    -           -                  3,544       1,141
      Other                                             (72)       (269)                  (133)         (1)
                                                     ------     -------                 ------      ------
           Total                                     $2,455     $   953                 $6,717      $3,542
                                                     ======     =======                 ======      ======

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

7. Earnings per common share are computed using the weighted average number of shares of capital stock outstanding. Diluted earnings per common share are computed below (as restated - see Note 3) (in thousands except per share data):

                                                                  Income                Shares              Income
                                                                  (Numerator)           (Denominator)       Per Share
       Income from Continuing Operations -                        -----------           -------------       ---------
           For the Three Months Ended June 30,
       ---------------------------------------
       2003
           Earnings                                               $    3,300                 9,908          $   .33
                                                                                                            =======
           Dilutive stock options                                          -                    34
                                                                  ----------            ----------
                  Diluted earning                                 $    3,300                 9,942          $   .33
                                                                  ==========            ==========          =======
       2002
           Earnings                                               $    3,855                 9,857          $   .39
                                                                                                            =======
           Dilutive stock options                                          -                    41
                                                                  ----------            ----------
                  Diluted earning                                 $    3,855                 9,898          $   .39
                                                                  ==========            ==========          =======

       Net Income -
           For the Three Months Ended June 30,
       ---------------------------------------
       2003
           Earnings                                               $    3,300                 9,908          $   .33
                                                                                                            =======
           Dilutive stock options                                          -                    34
                                                                  ----------            ----------
                  Diluted earning                                 $    3,300                 9,942          $   .33
                                                                  ==========            ==========          =======
       2002
           Earnings                                               $    4,979                 9,857          $   .51
                                                                                                            =======
           Dilutive stock options                                          -                    41
                                                                  ----------            ----------
                  Diluted earning                                 $    4,979                 9,898          $   .50
                                                                  ==========            ==========          =======

       Income from Continuing Operations -
           For the Six Months Ended June 30,
       -------------------------------------
       2003
           Earnings                                               $    6,857                 9,899          $   .69
                                                                                                            =======
           Dilutive stock options                                          -                    23
                                                                  ----------            ----------
                  Diluted earning                                 $    6,857                 9,922          $   .69
                                                                  ==========            ==========          =======
       2002
           Earnings                                               $    8,562                 9,850          $   .87
                                                                                                            =======
           Dilutive stock options                                          -                    41
                                                                  ----------            ----------
                  Diluted earning                                 $    8,562                 9,891          $   .87
                                                                  ==========            ==========          =======

       Net Income -
           For the Six Months Ended June 30,
       -------------------------------------
       2003
           Earnings                                               $    6,857                 9,899          $   .69
                                                                                                            =======
           Dilutive stock options                                          -                    23
                                                                  ----------            ----------
                  Diluted earning                                 $    6,857                 9,922          $   .69
                                                                  ==========            ==========          =======
       2002
           Earnings                                               $   10,553                 9,850          $  1.07
                                                                                                            =======
           Dilutive stock options                                          -                    41
                                                                  ----------            ----------
                  Diluted earning                                 $   10,553                 9,891          $  1.07
                                                                  ==========            ==========          =======

        The impact of the convertible preferred securities has been excluded from the above computations because it is antidilutive on earnings per share from continuing operations for all periods presented.

8.      The Company's total comprehensive income was (in thousands):

                                                     Three Months Ended               Six Months Ended
                                                         June 30,                         June 30,
                                                     ------------------              -------------------
                                                       2003       2002                 2003         2002
                                                     -------    -------              -------      -------
       Total Comprehensive
         Income                                      $ 3,323    $ 4,882              $ 4,389      $10,544
                                                     =======    =======              =======      =======

        The difference between the Company's net income and comprehensive income is the unrealized appreciation or depreciation on its available-for-sale securities.

9. During 2003, three purchase business combinations were completed within the Plumbing and Drain Cleaning segment for an aggregate purchase price of $1,944,000 ($1,538,000 in cash and a note payable for $406,000). The businesses acquired provide drain cleaning and plumbing services under the Roto-Rooter name. The results of operations of these businesses are not material to the results of operations of the Company.

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

12. In July 2002, the FASB approved the issuance of SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. Generally, SFAS No. 146 stipulates that defined exit costs (including restructuring and employee termination costs) are to be recorded on an incurred basis rather than on a commitment basis, as previously required. This statement is effective for exit or disposal activities initiated after December 31, 2002. The adoption of SFAS No. 146 in 2003 did not have a material impact on Roto-Rooter, Inc.'s financial statements.

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

17. On August 7, 2003, Vitas Healthcare Corporation ("Vitas") gave notice that it will retire the Company's investment in the 9% Redeemable Preferred Stock Of Vitas on August 18, 2003. Cash proceeds to the Company will total $27.3 million and the Company will realize a pretax gain of approximately $1.8 million in the third quarter of 2003. During 2003, the dividends on this investment contributed $628,000 per quarter to the aftertax earnings of the Company. Dividends will cease to accrue on August 17, 2003.

        The Company holds three warrants for the purchase of up to approximately 48% of the outstanding common stock of Vitas. The Board of Directors of the Company recently authorized the exercise of all or a portion of these warrants.

                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION
        The decline in other investments from $37,326,000 at December 31, 2002 to $32,789,000 at June 30, 2003 is due to the sales of investments during the first quarter of 2003. The decline in other current liabilities from $23,513,000 at December 31, 2002 to $19,631,000 at June 30, 2003 is primarily due to the payment in the first quarter of 2003 of incentive compensation and discretionary thrift plan contributions for 2002 and accrued advertising expenses. There are no other significant changes in the balance sheet accounts during the first six months of 2003.

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

RESULTS OF OPERATIONS
SECOND QUARTER 2003 VERSUS SECOND QUARTER 2002-CONSOLIDATED RESULTS
        The Company's service revenues and sales for the second quarter of 2003 declined 2% versus revenues for the second quarter of 2002. This $1.8 million decline was attributable to the following (dollar amounts in thousands):

                                                          Increase/(Decrease)
                                                      --------------------------
                                                       Amount           Percent
                                                      --------         ---------
        Service America
                  Service contracts                   $(2,312)          (20.0)%
                  Demand services                        (996)          (22.5)
        Plumbing and Drain Cleaning
                  Plumbing                                807             3.3
                  Drain cleaning                         (388)           (1.5)
                  Other                                 1,078             9.0
                                                      --------
                       Total                          $(1,811)           (2.3)
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

        The consolidated gross margin was 41% in the second quarters of 2003 and 2002. On a segment basis, the Plumbing and Drain Cleaning segment's gross margin declined 1.2% points, primarily due to increased labor costs. Service America's gross margin increased 1.0% points due to reduced labor costs as a result of recent reductions in service technician headcount.
        General and administrative expenses for the second quarter of 2003 were $14,532,000, an increase of $2,024,000 (16.2%) versus the second quarter of 2002. Of this increase, $1,230,000 was attributable to market gains on assets of deferred compensation trusts in the second quarter of 2003 versus a small loss in such assets in 2002 (all within the Plumbing and Drain Cleaning segment). These gains and losses are included in other income with an equivalent charge or credit to general and administrative expenses for the change in the related deferred compensation liability. The remainder of the increase is primarily attributable to higher expenses in the Plumbing and Drain cleaning segment as the result of higher legal expenses during the 2003 quarter and normal salary and wage increases during 2003.
        Selling and marketing expenses for the second quarter of 2003 were $10,558,000, an increase of $400,000 (3.9%) versus the second quarter of 2002. Selling and marketing expenses of the Plumbing and Drain Cleaning segment increased $788,000 (9.3%) in the 2003 quarter, largely as the result of higher expenses (primarily wages and benefits) for centralized call centers. For Service America, selling and marketing expenses declined $388,000 (23.6%) in 2003, primarily as the result of the reduction in the number of employees.
        Depreciation expense for the second quarter of 2003 declined $496,000 (14.2%) from $3,486,000 in the second quarter of 2002 to $2,990,000 in the 2003 quarter. $248,000 of this decline relates to the Service America segment and $248,000 relates to the Plumbing and Drain Cleaning segment. Both reductions were primarily attributable to reduced depreciation on service vehicles, resulting from recent declines in capital outlays.
        Income from operations declined $2,726,000 (43.2%) from $6,306,000 in the second quarter of 2002 to $3,580,000 in the second quarter of 2003. Substantially all of this decline occurred within the Plumbing and Drain Cleaning segment. Of this decline, $1,230,000 was attributable to the aforementioned increase in deferred compensation expense (which is completely offset in the "other income" line of the statement of income). Higher call center expenses and higher legal fees in the 2003 quarter contributed significantly to the decline in income from operations.
        Interest expense, substantially all of which is classified as Unallocated Investing and Financing-net, declined from $763,000 in the second quarter of 2002 to $599,000 in the 2003 quarter. This decline is primarily attributable to lower debt levels in 2003 as the result of using cash proceeds from the sale of Patient Care late in 2002 to pay down the Company's revolving line of credit.

        Other income increased $1,502,000 in the second quarter of 2003 versus the second quarter of 2002. Most of this increase ($1,230,000) is attributable to the aforementioned increase in market adjustments for assets held in deferred compensation trusts in the 2003 quarter (which is entirely offset in the "general and administrative expense" category of the statement of income).
        The Company's effective income tax rate declined from 38.1% in the second quarter of 2002 to 36.1% in the second quarter of 2003. This decline is attributable to a lower effective state and local tax rate in the Plumbing and Drain Cleaning segment and to a larger dividend exclusion (Unallocated Investing and Financing-net) as a percent of pretax income in the 2003 quarter versus 2002.
        Income from continuing operations for the second quarter declined $555,000 from $3,855,000 ($.39 per share) in 2002 to $3,300,000 ($.33 per share)
in 2003. Most of this decline is attributable to lower earnings of the Plumbing and Drain Cleaning Segment in 2003.
        Net income for the second quarter declined $1,679,000 from $4,979,000 ($.51 per share and $.50 per diluted share) in 2002 to $3,300,000 ($.33 per share) in 2003. Net income for the 2002 quarter included $1,124,000 ($.12 per share and $.11 per diluted share) from the operations of Patient Care sold in October 2002.

SECOND QUARTER 2003 VERSUS SECOND QUARTER 2002-SEGMENT RESULTS
        Data relating to the increase or decrease in service revenues and sales and to aftertax earnings as a percent of sales for each segment are set forth below:

                                                     Service Revenues               Aftertax Earnings as a
                                                     and Sales Percent              Percent of Revenues
      Three Months Ended                             Increase/(Decrease)              (Aftertax Margin)
                                                                                    ----------------------
            June 30,                                    2003 vs. 2002                 2003          2002
      ------------------                             ------------------             --------      --------
      Plumbing and Drain Cleaning                            2 %                      4.6%          5.7%
      Service America                                      (21)                       0.3           0.4
           Total                                            (2)                       3.9           4.6

        The change in aftertax earnings for the second quarter of 2003 versus 2002 is summarized below (in thousands):

                                                      Increase/
                                                      (Decrease)
                                                      ----------

           Service America                           $     (24)
           Plumbing and Drain Cleaning                    (663)
           Unallocated Investing and Financing-net         132
                                                     ---------
                  Income from continuing operations  $    (555)
                                                     =========

The decline in the aftertax earnings and the related decline in the aftertax margin of the Plumbing and Drain Cleaning segment is primarily attributable to higher labor costs, higher call center costs and higher legal expenses during the 2003 quarter. The increase in Unallocated Investing and Financing-net is attributable to interest income on the $12.5 million note receivable from the sale of Patient Care in October 2002.

SIX MONTHS 2003 VERSUS SIX MONTHS 2002 - CONSOLIDATED RESULTS
        The Company's service revenues and sales for the first six months of 2003 declined 3% versus revenues for the first six months of 2002. This $5.0 million decline was attributable to the following (dollar amounts in thousands):

                                         Increase/(Decrease)
                                       Amount         Percent
      Service America                  ---------      ----------
           Service contracts          $(4,313)       (18.5)%
           Demand services             (1,649)       (19.9)
      Plumbing and Drain Cleaning
           Plumbing                       604          1.2
           Drain cleaning                (808)        (1.5)
           Other                        1,147          4.6
                                      --------
                  Total               $(5,019)        (3.1)
                                      ========

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

        Selling and marketing expenses for the first six months of 2003 were $20,091,000, a decline of $673,000 (3.2%) versus the first six months of 2002. Selling and marketing expenses of the Plumbing and Drain Cleaning segment increased $214,000, 1.2% in the 2003 period. For Service America selling and marketing expenses declined $887,000 (26.5%) in 2003, primarily as the result of the reduction in the number of employees.
        Depreciation expense for the first six months of 2003 declined $936,000 (13.4%) from $6,978,000 in the first six months of 2002 to $6,042,000 in the 2003 period. Of this decline, $458,000 relates to the Service America segment and $478,000 relates to the Plumbing and Drain Cleaning segment. Both reductions were primarily attributable to reduced depreciation on service vehicles, resulting from recent declines in capital outlays.
        Income from operations declined $5,935,000 (49.9%) from $11,899,000 in the first six months of 2002 to $5,964,000 in the first six months of 2003. Most of this decline occurred within the Plumbing and Drain Cleaning segment. The previously mentioned severance charge in the first quarter of 2003 accounted for $3,627,000 of the decline while $649,000 of the decline was attributable to the increase in deferred compensation expense (which is completely offset in the "other income" line of the statement of income). Higher call center expenses and higher legal fees in the 2003 period also contributed to the decline in income from operations.
        Interest expense, substantially all of which is classified as Unallocated Investing and Financing-net, declined from $1,536,000 in the first six months of 2002 to $1,138,000 in the 2003 period. This is primarily attributable to lower debt levels in 2003 as the result of using cash proceeds from the sale of Patient Care in 2002 to pay down the Company's revolving line of credit.
        Other income increased $3,175,000 in the first six months of 2003 versus the first six months of 2002. This increase is primarily attributable to larger capital gains on the sales of investments ($3,544,000 in the first six months of 2003 versus $1,141,000 in 2002) and the aforementioned increase in market adjustments for assets held in deferred compensation trusts ($649,000) in the 2003 period (which is entirely offset in the "general and administrative expense" category of the statement of income).
        The Company's effective income tax rate increased from 35.9% in the first six months of 2002 to 37.7% in the first six months of 2003. This is primarily attributable to the lack of a state income tax benefit on the severance charges incurred in 2003.
        Income from continuing operations for the first six months declined $1,705,000 from $8,562,000 ($.87 per share) in 2002 to $6,857,000 ($.69 per share) in 2003. Earnings for the first six months of 2003 included an aftertax severance charge of $2,358,000 ($.24 per share) and aftertax capital gains on the sales of investments of $2,151,000 ($.22 per share). Earnings for 2002 included capital gains on the sales of investments of $775,000 ($.08 per share).

        Net income for the first six months declined $3,696,000 from $10,553,000 ($1.07 per share) in 2002 to $6,857,000 ($.69 per share) in 2003. Net income for the 2002 period included $1,991,000 ($.20 per share) from the operations of Patient Care sold in October 2002.

SIX MONTHS 2003 VERSUS SIX MONTHS 2002 - SEGMENT RESULTS
        Data relating to the increase or decrease in service revenues and sales and to aftertax earnings as a percent of sales for each segment are set forth below:

                                                     Service Revenues               Aftertax Earnings as a
                                                     and Sales Percent              Percent of Revenues
      Six Months Ended                               Increase/(Decrease)              (Aftertax Margin)
                                                                                    ----------------------
            June 30,                                    2003 vs. 2002                 2003          2002
      ------------------                             ------------------             --------      --------

      Plumbing and Drain Cleaning                            1 %                      3.1%           5.5%
      Service America                                      (19)                       0.3            1.2
           Total                                            (3)                       2.6            4.6


        The change in aftertax earnings for the first six months of 2003 versus 2002 is summarized below (in thousands):

                                                      Increase/
                                                     (Decrease)
                                                     ----------
           Service America                           $    (311)
           Plumbing and Drain Cleaning                  (3,048)
           Unallocated Investing and Financing-net       1,654
                                                     ---------
                  Income from continuing operations  $  (1,705)
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

RECENT ACCOUNTING STATEMENTS
        In August 2001, the Financial Accounting Standards Board ("FASB") approved the issuance of Statement of Financial Accounting Standards ("SFAS")No. 143, Accounting for Asset Retirement Obligations. This statement became effective for fiscal years beginning after June 15, 2002, and requires recognizing legal obligations associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development or normal operation of a long-lived asset. Since the Company has no material asset retirement obligations, the adoption of SFAS No. 143 in 2003 did not have a material impact on Roto-Rooter, Inc.'s financial statements.
        In July 2002, the FASB approved the issuance of SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. Generally, SFAS No. 146 stipulates that defined exit costs (including restructuring and employee termination costs) are to be recorded on an incurred basis rather than on a commitment basis, as previously required. This statement is effective for exit or disposal activities initiated after December 31, 2002. The adoption of SFAS No. 146 in 2003 did not have a material impact on Roto-Rooter, Inc.'s financial statements.
        In November 2002, the FASB approved the issuance of FASB interpretation ("FIN") No. 45, Guarantor's Accounting and Disclosure for Guarantees, Including Indirect Guarantees of Indebtedness of Others. The initial recognition and initial measurement provisions of the Interpretation are applicable to guarantees issued or modified after December 31, 2002. The adoption of FIN No. 45 in 2003 did not have a material impact on Roto-Rooter, Inc.'s financial statements.
        In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation--Transition and Disclosure. It is effective for annual periods ending, and for interim periods beginning, after December 15, 2002. Because the Company uses Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, to account for stock-based compensation, the adoption of SFAS No. 148 in 2003 did not have a material impact on Roto-Rooter, Inc.'s financial statements.
        In January 2003, the FASB approved the issuance of FIN No. 46, Consolidation of Variable Interest Entities. It is effective for variable interest entities created after January 31, 2003, and for variable interest entities in which an enterprise obtains an interest after that date. The adoption of this statement did not have a material impact on the Company's financial statements.
        In May 2003, the FASB approved the issuance of SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. As a result of the issuance of this pronouncement, the Company now reports the mandatorily redeemable convertible preferred securities of the Chemed Capital Trust as a noncurrent liability rather than in the "mezzanine" (i.e., between liabilities and equity) as reported previously. This reclassification does not affect the Company's compliance with its debt covenants. The adoption of this statement did not impact the statement of income.

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

                                               Roto-Rooter, Inc.
                                               -----------------
                                                (Registrant)

Dated:     December 17, 2003                   By     /s/ Kevin J. McNamara
           -----------------                          -------------------------
                                                      Kevin J. McNamara
                                                      (President and Chief
                                                       Executive Officer)

Dated:     December 17, 2003                   By     /s/ Timothy S. O'Toole
           -----------------                          -------------------------
                                                      Timothy S. O'Toole
                                                      (Executive Vice President
                                                      and Treasurer)

Dated:     December 17, 2003                   By     /s/ Arthur V. Tucker, Jr.
           -----------------                          -------------------------
                                                      Arthur V. Tucker, Jr.
                                                      (Vice President and
                                                      Controller)