Form 10-K
period 2003-12-31
ROTO-ROOTER INC
filed 2004-03-12
CIK 19584

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

        [X]          For the fiscal year ended December 31, 2003

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

           Securities registered pursuant to Section 12(b) of the Act:

                                                        Name of each exchange
           Title of each class                           on which registered
           -------------------                          -----------------------
Capital Stock - Par Value $1 Per Share                  New York Stock Exchange

        Securities registered pursuant to Section 12(g) of the Act: None

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ].

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes [ ] No [X]

         Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [X] No [ ]

         The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the average bid and asked price of said stock on the New York Stock Exchange - Composite Transaction Listing on June 30, 2003 ($38.03 per share), was $375,315,385.

                       DOCUMENTS INCORPORATED BY REFERENCE

                       DOCUMENT                                                 WHERE INCORPORATED
                       --------                                                 ------------------
Proxy Statement for Annual Meeting to be held May 17, 2004                            Part III
Form 8K-A filed February 23, 2004                                                     Part II

                                ROTO-ROOTER, INC.

                          2003 FORM 10-K ANNUAL REPORT

                                TABLE OF CONTENTS

                                                                                                                    PAGE
                                                     PART I

Item 1.     Business..............................................................................................    1
Item 2.     Properties............................................................................................   21
Item 3.     Legal Proceedings.....................................................................................   21
Item 4.     Submission of Matters to a Vote of Security Holders...................................................   22
 --         Executive Officers of the Registrant..................................................................   22

                                                     PART II

Item 5.     Market for the Registrant's Common Equity, Related
            Stockholder Matters and Issuer Purchases of Equity Securities.........................................   23
Item 6.     Selected Financial Data...............................................................................   24
Item 7.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations...................................................................   25
Item 7A.    Quantitative and Qualitative Disclosures About Market Risk............................................   39
Item 8.     Financial Statements and Supplementary Data...........................................................   40
Item 9.     Changes in and Disagreements with Accountants on
            Accounting and Financial Disclosure...................................................................   40
Item 9A.    Controls & Procedures.................................................................................   40

                                                     PART III

Item 10.    Directors and Executive Officers of the Registrant....................................................   41
Item 11.    Executive Compensation................................................................................   41
Item 12.    Security Ownership of Certain Beneficial Owners and
            Management and Related Stockholder Matters............................................................   41
Item 13.    Certain Relationships and Related Transactions........................................................   41
Item 14.    Principal Accountant Fees and Services................................................................   41

                                                     PART IV

Item 15.    Exhibits, Financial Statement Schedules and Reports
            on Form 8-K...........................................................................................   43

ITEM 1.  BUSINESS

GENERAL

         Pursuant to a stockholder vote at the Company's Annual Meeting of Stockholders held on May 19, 2003, the Company amended its Amended Certificate of Incorporation and changed its name from Chemed Corporation to Roto-Rooter, Inc. The Company was incorporated in Delaware in 1970 as a subsidiary of W. R. Grace & Co. and succeeded to the business of W. R. Grace & Co.'s Specialty Products Group as of April 30, 1971 and remained a subsidiary of W. R. Grace & Co. until March 10, 1982. As used herein, "Company" refers to Roto-Rooter, Inc., and its subsidiaries and "Grace" refers to W. R. Grace & Co. and its subsidiaries.

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

         Effective October 11, 2002, the Company sold its Patient Care, Inc. subsidiary ("Patient Care") to an investor group that included Schroder Ventures Life Sciences Group, Oak Investment Partners, Prospect Partners and Salix Ventures. Patient Care provides home-healthcare services primarily in the New York-New Jersey-Connecticut area. The cash proceeds to the Company totaled $57,500,000, of which $5,000,000 was placed in escrow pending settlement of Patient Care's receivables with third-party payers. Of this amount, $2,500,000 was distributed as of October 2003 and $2,500,000 is expected to be distributed as of October 2004. Based on the collection history of Patient Care, the Company expects to collect the funds held in escrow in full. The Company may also be entitled to additional funds based on the final value of the estimated balance sheet valuation which is expected to be determined in 2004. In addition, the Company received a senior subordinated note receivable ("Note") for $12,500,000 and a common stock purchase warrant ("Warrant") for 2% of the outstanding stock of the purchasing company. The Note is due October 11, 2007, and bears interest at the annual rate of 7.5% through September 30, 2004, 8.5% from October 1, 2004, through September 30, 2005, and 9.5% thereafter. The Warrant has an estimated fair value of $1,445,000.

         During 2003 the Company conducted its business operations in two segments: Plumbing and Drain Cleaning Group ("Plumbing and Drain Cleaning") and Service America Systems, Inc. ("Service America").

         Effective February 24, 2004, The Company completed a merger of its wholly owned indirect subsidiary, Marlin Merger Corp., and Vitas Healthcare Corporation ("Vitas"). Under the terms of the merger agreement, Vitas stockholders received cash of $30.00 per share. The transaction, including the refinancing of existing Vitas debt and other payments made in connection with the merger, totaled approximately $406 million in cash. In order to complete the merger the Company sold two million shares of its Capital Stock in a private placement at a price of $50.00 per share, issued $110 million principal amount of floating rate senior secured notes due 2010 ("Floating Rate Notes"), issued $150 million principal amount of 8.75% Senior Notes due 2011 ("Fixed Rate Notes"), and entered into new $135 million senior secured credit facilities. More information with respect to the Company's merger with Vitas is set forth in
Item 7 of this Report on page 25 and within Note 23 of the Notes to the Financial Statements appearing on pages F-31 - F-33 of this Report on Form 10-K.

FORWARD LOOKING STATEMENTS

         This Annual Report contains or incorporates by reference certain forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The Company intends such statements to be subject to the safe harbors created by that legislation. Such statements involve risks and uncertainties that could cause actual results of operations to differ materially from these forward looking statements.

FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

         The required segment and geographic data for the Company's continuing operations (as described below) for the three years ended December 31, 2001, 2002 and 2003 are shown in Note 2 of the Notes to the Financial Statements on pages F-11 to F-13 of this Report on Form 10-K.

DESCRIPTION OF BUSINESS BY SEGMENT

         The information called for by this item with respect to the Plumbing and Drain Cleaning segment and Service America segment is included within Note 2 of the Notes to Financial Statements appearing on pages F-11 - F-13 of this Report on Form 10-K.

                                      VITAS

General. Vitas is the nation's largest provider of hospice services for patients with severe, life-limiting illnesses. This type of care is aimed at making the terminally ill patient's final days as comfortable and pain free as possible. Hospice care is typically available to patients who have been initially certified as terminally ill (i.e. a prognosis of six months or less) by their attending physician, if any, and the hospice physician.

         Vitas' hospice operations began in South Florida in 1978 and were incorporated as a for-profit corporation in 1983. Today, Vitas provides a comprehensive range of hospice services through 25 operating programs covering many of the large population areas in the U.S. including Florida, California, Texas and Illinois. Vitas has over 6,000 employees, including approximately 2,400 nurses and 1,500 home health aides.

         In general, Vitas offers all levels of hospice care in a given market. In each of its markets, Vitas employs an active community relations effort that involves relationship building and hospice education activities, the extensive education of referral sources, and print and radio media initiatives. This broad-based approach has helped Vitas increase market share and achieve consistent historical revenue growth. As the largest provider of hospice care in a highly fragmented industry, Vitas currently believes it has approximately 7% of the market share in the U.S. hospice market.

                       Hospice Services Industry Overview

         Hospice care is primarily provided under the government's Medicare and Medicaid programs. In 1982, Congress established the Medicare Hospice Benefit, which is available to patients who have been certified as terminally ill, with a prognosis of six months or less, by the patient's attending physician, if any, and the hospice physician.

         Effective in 1997, the Medicare Hospice Benefit was amended to reflect the following benefit periods: an initial 90-day period; a second 90-day period; and an unlimited number of subsequent 60-day benefit periods, as long as the patient is recertified as terminally ill by a physician at the beginning of each benefit period. The Medicare Hospice Benefit covers care associated with a patient's terminal illness, which would include prescription drugs for pain and symptom relief, medical supplies and equipment, inpatient care and bereavement services for the family for up to one year after death.

         The variety of services provided by hospice programs include:

         Nursing Care: Nurses coordinate care, provide direct patient care, and check symptoms and medication. Because patient and family education is such an important part of every care program, the nurse often becomes the link between the patient and the family and the hospice services.

         Social Services: Social workers provide advice and counseling to the patient and family members and may also act as an advocate for the patient and the family in utilizing community resources.

         Physician Services: A hospice medical director and physician oversee the plan of care as members of an interdisciplinary team.

         Spiritual Support and Counseling: Chaplains are available to visit and provide spiritual support to the patient.

         Home and Health Aide Services: Home care includes personal care for the patient, such as assistance with bathing, eating and general hygiene. Homemaking services may also be available for the patient's living area.

         Continuous Care: If the patient's condition requires, hospice staff may provide around the clock care.

         Volunteers: Volunteers are intended to be an integral part of any hospice program. Hospice volunteers may provide compassionate support and companionship, help with certain everyday tasks such as shopping or babysitting, and deliver other helpful services.

         24-hour On-call Availability: A hospice team member is on-call 24-hours a day, seven days a week, either for phone consultation or visitation.

         Hospice Inpatient Care: Although hospice care may be centered around the home, it sometimes becomes necessary to move the patient to a hospice inpatient bed. The hospice team will arrange this care as well as the return to in-home care when appropriate.

         Respite Care: To provide relief for the family members, the hospice may be able to arrange for a brief period of inpatient care for the patient at a hospice inpatient bed, depending upon the circumstances of the patient and the family.

         Bereavement Support: The hospice care team works with surviving family members to help them through the grieving process for up to one year after the patient's death. The hospice care provider may also suggest medical or professional care for surviving family members as appropriate.

                                 Vitas' Services

         Vitas classifies its services based on the location and type of care provided. The major classifications are Home Care, Continuous Care and Inpatient Care.

         Home Care: Routine care provided to patients and their families residing at home or in a nursing facility. The hospice is typically paid the routine home care rate for each day the patient is under the care of the hospice. In the year ended December 31,

2003, Home Care accounted for 68.3% of Vitas' net revenues and 90.5% of its days of care. Vitas' average daily reimbursement rate for Home Care in such period was $122.70.

         Inpatient Care: Short term care provided in a participating hospice inpatient unit, hospital or skilled nursing facility that meets the special hospice standards. Inpatient care may be required for procedures necessary for pain control or acute symptom management which cannot be provided in other settings. Medicare distinguishes two different levels of Inpatient Care: (i) inpatient respite care and (ii) general inpatient care. The reimbursement rate for inpatient respite care is paid for each day the patient is in an approved inpatient facility and is receiving respite care. Payment for respite care may be made for a maximum of five days. General inpatient care is reimbursed at a different, higher rate. In the year ended December 31, 2003, Inpatient Care accounted for 15.5% of Vitas' net revenues and 4.6% of its days of care. Vitas' average daily reimbursement rate for Inpatient Care in such period was $544.98.

         Continuous Care: Care provided to patients while at home, during periods of crisis when intensive monitoring and care, primarily nursing care, is required in order to achieve palliation or management of acute medical symptoms. Reimbursement is calculated by multiplying the applicable continuous care hourly rate by the number of hours of care provided. A minimum of 8 hours of continuous care in a 24 hour period is to be provided to receive the continuous home care rate. In the year ended December 31, 2003, Continuous Care accounted for 16.2% of Vitas' net revenues and 4.9% of its days of care. Vitas' average daily reimbursement rate for Continuous Care was $541.88.

                          Service Delivery and Systems

         Vitas delivers its service through local hospice programs that operate under a standardized organizational structure consisting of a senior management team and multiple teams of caregivers assisted by volunteers. A senior management team is typically comprised of a general manager, a patient care administrator, a medical director and a director of admissions. Patient care teams typically include a team manager, nurses, home health aides, a chaplain, team physicians, a patient care secretary and a social worker.

         Vitas' standardized model for patient care is complemented by its internal systems and controls. Vitas has developed an information technology platform that is designed to enable management to monitor and evaluate various operating, clinical and employee performance measures in a timely manner.

         Vitas' information systems infrastructure supports all its operations, including clinical operations, billing and collections, accounts payable and claims processing, financial reporting, human resources and compliance. The system is built upon a proprietary business enterprise application. At the corporate level, management uses this application to monitor and evaluate the various operating, clinical and employee performance measures. At the program level, it provides detailed information on referral sources, patients and staffing for patient management, as well as staff scheduling and management.

                             Compliance and Training

         Vitas' compliance and training structure is designed to monitor conformity to company standards as well as standards mandated by Medicare, state agencies and private insurance providers. The Compliance Committee, consisting of members of senior management, oversees Vitas' compliance program, reviews patient surveys and analyzes the company's performance measurements. Vitas' Department of Clinical Research, Analysis and Audit performs periodic reviews of each local program, which are similar to Medicare certification and state licensing surveys. Any finding documented in the survey report prepared as a part of the periodic reviews requires a formal written response and corrective action plan. Vitas' Department of Hospice Education and Training administers compliance training to each employee on an annual basis. In addition, every patient and family is asked to complete a satisfaction survey regarding the quality of care delivered to the patient and the family.

                                Hospice Programs

         Vitas currently operates 25 hospice programs in the following markets:

                  - California - Inland Empire, Orange County, Coastal Cities, San Gabriel, San Diego, San Francisco Bay Area and San Fernando

                  - Florida - Dade, Broward, Central Florida, Brevard and Palm Beach

                  -        Texas - Dallas, Ft. Worth, Houston and San Antonio

                  - Illinois - Chicago Northwest, Chicago Central and Chicago South

                  -        New Jersey - North, West and Shore

                  -        Ohio - Cincinnati

                  -        Pennsylvania - Philadelphia

                  -        Wisconsin - Milwaukee

         Historically, Vitas has expanded its hospice operations through the acquisition of hospice programs and the opening of new hospice programs in new geographic locations. In the fiscal year ended September 30, 2003, Vitas acquired a hospice program in Palm Beach, Florida. Vitas intends to continue to expand its business by actively pursuing strategic acquisitions of hospices in new and existing markets throughout the United States. Since 1978, Vitas has opened 16 new hospice programs throughout the country. In the fiscal year ended September 30, 2003, Vitas opened three new hospice programs in New Jersey and Brevard County, Florida. In opening a new program, Vitas assesses, among other things, the potential Average Daily Census for the area by evaluating factors such as the region's demographic profile, current hospice providers, mortality rates by type of disease, and the availability of health care workers. A key part of Vitas' growth strategy is to open new hospice programs.

                            Reimbursement Environment

         Medicare rates of reimbursement for hospice care, as stipulated in
Section 1814(i)(1)(C)(ii) of the Social Security Act, continue to be adjusted based on a market basket percentage increase, which for fiscal year 2004 has already been established at an increase of 3.4%.

         As with most government programs, the Medicare and Medicaid programs are subject to statutory and regulatory changes, possible retroactive and prospective rate adjustments, administrative rulings, freezes and funding reductions, all of which may adversely affect the level of program payments to Vitas for its services. Reductions or changes in Medicare or Medicaid funding could significantly affect Vitas' results of operations. It is not possible to predict at this time whether any additional health care reform initiatives will be implemented or whether there will be other changes in the administration of governmental health care programs or interpretations of governmental policies or other changes affecting the health care system.

PRODUCT AND MARKET DEVELOPMENT

         Each segment of the Company's business engages in a continuing program for the development and marketing of new services and products. While new products and services and new market development are important factors for the growth of each active segment of the Company's business, the Company does not expect that any new products and services or marketing effort, including those in the development stage, will require the investment of a material amount of the Company's assets.

RAW MATERIALS

         The principal raw materials needed for the Company's manufacturing operations are purchased from United States sources. No segment of the Company experienced any material raw material shortages during 2003, although such shortages may occur in the future. Products manufactured and sold by the Company's active business segments generally may be reformulated to avoid the adverse impact of a specific raw material shortage.

PATENTS, SERVICE MARKS AND LICENSES

         The Roto-Rooter trademarks and service marks have been used and advertised since 1935 by Roto-Rooter Corporation, an indirectly wholly owned subsidiary of the Company. The Roto-Rooter marks are among the most highly recognized trademarks and service marks in the United States. The Company considers the Roto-Rooter marks to be a valuable asset and a significant factor in the marketing of Roto-Rooter's franchises, products and services and the products and services provided by its franchisees. "Vitas" is a trademark of Vitas Healthcare Corporation. The Company and its subsidiaries also own certain trade secrets including training manuals, pricing information, customer information, and software source codes.

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

                                      VITAS

         Hospice care in the United States is competitive. Because payments for hospice services are generally fixed, Vitas competes primarily on the basis of its ability to deliver quality, responsive services. Vitas is the nation's largest provider of hospice services in a market dominated by small, non-profit, community-based hospices. More than 72% of all hospices are not-for-profit. Because the hospice care market is highly fragmented, Vitas competes with a large number of organizations.

         Vitas also competes with a number of national and regional hospice providers, including Odyssey Healthcare, Inc. and VistaCare, Inc., hospitals, nursing homes, home health agencies and other health care providers. Many providers offer home care to patients who are terminally ill, and some actively market palliative care and hospice-like programs. In addition, various health care companies have diversified into the hospice market. Some of these health care companies may have greater financial resources than Vitas.

         Relatively few barriers to entry exist in the markets served by Vitas. Accordingly, other companies that are not currently providing hospice care may enter these markets and expand the variety of services offered.

RESEARCH AND DEVELOPMENT

         The Company engages in a continuous program directed toward the development of new products and processes, the improvement of existing products and processes, and the development of new and different uses of existing products. The research and development expenditures from continuing operations have not been nor are they expected to be material.

GOVERNMENT REGULATIONS

                                   ROTO-ROOTER

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

                                 SERVICE AMERICA

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

                                      VITAS

         General. The health care industry and Vitas' hospice programs are subject to extensive federal and state regulation. Vitas' hospices are licensed as required under state law as either hospices or home health agencies, or both, depending on the regulatory requirements of each particular state. In addition, Vitas' hospices are required to meet certain conditions of participation to be eligible to receive payments as hospices under the Medicare and Medicaid programs. All of Vitas' hospices, other than those currently in development, are certified for participation as hospices in the Medicare program, and are also eligible to receive payments as hospices from the Medicaid program in each of the states in which Vitas operates. Vitas' hospices are subject to periodic survey by governmental authorities or private accrediting entities to assure compliance with state licensing, certification and accreditation requirements, as the case may be.

         Medicare Conditions of Participation. Federal regulations require that a hospice program satisfy certain conditions of participation to be certified and receive Medicare payment for the services it provides. Failure to comply with the conditions of participation may result in sanctions, up to and including decertification from the Medicare program. See "Surveys and Audits" below.

         The Medicare conditions of participation for hospice programs include the following:

                  Governing Body. Each hospice must have a governing body that assumes full responsibility for the policies and the overall operation of the hospice and for ensuring that all services are provided in a manner consistent with accepted standards of practice. The governing body must designate one individual who is responsible for the day-to-day management of the hospice.

                  Medical Director. Each hospice must have a medical director who is a physician and who assumes responsibility for overseeing the medical component of the hospice's patient care program.

                  Direct Provision of Core Services. Medicare limits those services for which the hospice may use individual independent contractors or contract agencies to provide care to patients. Specifically, substantially all nursing, social work, and counseling services must be provided directly by hospice employees meeting specific educational and professional standards. During periods of peak patient loads or under extraordinary circumstances, the hospice may be permitted to use contract workers, but the hospice must agree in writing to maintain professional, financial and administrative responsibility for the services provided by those individuals or entities.

                  Professional Management of Non-Core Services. A hospice may arrange to have non-core services such as therapy services, home health aide services, medical supplies or drugs provided by a non-employee or outside entity. If the hospice elects to use an independent contractor to provide non-core services, however, the hospice must retain professional management responsibility for the arranged services and ensure that the services are furnished in a safe and effective manner by qualified personnel, and in accordance with the patient's plan of care.

                  Plan of Care. The patient's attending physician, the medical director or designated hospice physician, and the interdisciplinary team must establish an individualized written plan of care prior to providing care to any hospice patient. The plan must assess the patient's needs and identify services to be provided to meet those needs and must be reviewed and updated at specified intervals.

                  Continuation of Care. A hospice may not discontinue or reduce care provided to a Medicare beneficiary if the individual becomes unable to pay for that care.

                  Informed Consent. The hospice must obtain the informed consent of the hospice patient, or the patient's representative, that specifies the type of care services that may be provided as hospice care.

                  Training. A hospice must provide ongoing training for its employees.

                  Quality Assurance. A hospice must conduct ongoing and comprehensive self-assessments of the quality and appropriateness of care it provides and that its contractors provide under arrangements to hospice patients.

                  Interdisciplinary Team. A hospice must designate an interdisciplinary team to provide or supervise hospice care services. The interdisciplinary team develops and updates plans of care, and establishes policies governing the day-to-day provision of hospice services. The team must include at least a physician, registered nurse, social worker and spiritual or other counselor. A registered nurse must be designated to coordinate the plan of care.

                  Volunteers. Hospice programs are required to recruit and train volunteers to provide patient care services or administrative services. Volunteer services must be provided in an amount equal to at least five percent of the total patient care hours provided by all paid hospice employees and contract staff.

                  Licensure. Each hospice and all hospice personnel must be licensed, certified or registered in accordance with applicable federal, state and local laws and regulations.

                  Central Clinical Records. Hospice programs must maintain clinical records for each hospice patient that are organized in such a way that they may be easily retrieved. The clinical records must be complete and accurate and protected against loss, destruction, and unauthorized use.

         Surveys and Audits. Hospice programs are subject to periodic survey by federal and state regulatory authorities and private accrediting entities to ensure compliance with applicable licensing and certification requirements and accreditation standards. Regulators conduct periodic surveys of hospice programs and provide reports containing statements of deficiencies for alleged failure to comply with various regulatory requirements. Survey reports and statements of deficiencies are common in the healthcare industry. In most cases, the hospice program and regulatory authorities will agree upon any steps to be taken to bring the hospice into compliance with applicable regulatory requirements. In some cases, however, a state or federal regulatory authority may take a number of adverse actions against a hospice program, including the imposition of fines, temporary suspension of admission of new patients to the hospice's service or, in extreme circumstances, de-certification from participation in the Medicare or Medicaid programs or revocation of the hospice's license.

         From time to time Vitas receives survey reports containing statements of deficiencies. Vitas reviews such reports and takes appropriate corrective action. Vitas believes that its hospices are in material compliance with applicable licensure and certification requirements. If a Vitas hospice were found to be out of compliance and actions were taken against a Vitas hospice, they could materially adversely affect the hospice's ability to continue to operate, to provide certain services and to participate in the Medicare and Medicaid programs, which could materially adversely affect Vitas.

         Billing Audits/ Claims Reviews. The Medicare program and its fiscal intermediaries and other payors periodically conduct pre-payment or post-payment reviews and other reviews and audits of health care claims, including hospice claims. There is pressure from state and federal governments and other payors to scrutinize health care claims to determine their validity and appropriateness. In order to conduct these reviews, the payor requests documentation from Vitas and then reviews that documentation to determine compliance with applicable rules and regulations, including the eligibility of patients to receive hospice benefits, the appropriateness of the care provided to those patients and the documentation of that care. During the past several years, Vitas' claims have been subject to review and audit.

         Certificate of Need Laws and Other Restrictions. Some states, including Florida, have certificate of need or similar health planning laws that apply to hospice care providers. These states may require some form of state agency review or approval prior to opening a new hospice program, to adding or expanding hospice services, to undertaking significant capital expenditures or under other specified circumstances. Approval under these certificate of need laws is generally conditioned on the showing of a demonstrable need for services in the community. Vitas may seek to develop, acquire or expand hospice programs in states having certificate of need laws. To the extent that state agencies require Vitas to obtain a certificate of need or other similar approvals to expand services at existing hospice programs or to make acquisitions or develop hospice programs in new or existing geographic markets, Vitas' plans could be adversely affected by a failure to obtain such certificate or approval. In addition, competitors may seek administratively or judicially to challenge such an approval or proposed approval by the state agency, and Vitas has been defending against such a challenge in connection with the development of its Palm Beach County, Florida hospice program. Such a challenge, whether or not ultimately successful, could adversely affect Vitas.

         Limitations on For-Profit Ownership. A few states have laws that restrict the development and expansion of for-profit hospice programs. For example, Florida law does not permit the operation of a hospice by a for-profit corporation unless it was operated in that capacity on or before July 1, 1978, although under certain circumstances a for-profit corporation may be permitted to purchase a grandfathered hospice program and continue to operate it. In New York, a hospice generally cannot be owned by a corporation that has another corporation as a stockholder. These types of restrictions could affect Vitas' ability to expand in Florida or into New York, or in other jurisdictions with similar restrictions.

         Limits on the Acquisition or Conversion of Non-Profit Health Care Organizations. An increasing number of states have enacted laws that restrict the ability of for-profit entities to acquire or otherwise assume the operations of a non-profit health care provider. Some states may require government review, public hearings, and/or government approval of transactions in which a for-profit entity proposes to purchase certain non-profit healthcare organizations. Heightened scrutiny of these transactions may significantly increase the costs associated with future acquisitions of non-profit hospice programs in some states, otherwise increase the difficulty in completing those acquisitions or prevent them entirely. Vitas cannot assure that it will not encounter regulatory or governmental obstacles in connection with any proposed acquisition of non-profit hospice programs in the future.

         Professional Licensure and Participation Agreements. Many hospice employees are subject to federal and state laws and regulations governing the ethics and practice of their profession, including physicians, physical, speech and occupational therapists, social workers, home health aides, pharmacists and nurses. In addition, those professionals who are eligible to participate in the Medicare, Medicaid or other federal health care programs as individuals must not have been excluded from participation in those programs at any time.

         State Licensure of Hospice. Each of Vitas' hospices must be licensed in the state in which it operates. State licensure rules and regulations require that Vitas' hospices maintain certain standards and meet certain requirements, which may vary from state to state. Vitas believes that its hospices are in material compliance with applicable licensure requirements. If a Vitas hospice were found to be out of compliance and actions were taken against a Vitas hospice, they could materially adversely affect the hospice's ability to continue to operate, to provide certain services and to participate in the Medicare and Medicaid programs, which could materially adversely affect Vitas.

         Overview of Government Payments -- General. A substantial portion of Vitas' revenues are derived from payments received from the Medicare and Medicaid programs. 95.2%, 95.4% and 95.4% of Vitas' net patient service revenue for the years ended September 30, 2001, 2002 and 2003, respectively, and 95.8% of Vitas' net patient service revenue for the three months ended December 31, 2003, consisted of payments from the Medicare and Medicaid programs. Such payments are made primarily on a "per diem" basis. Under the per diem reimbursement methodology, Vitas is essentially at risk for the cost of eligible services provided to hospice patients. Profitability is therefore largely dependent upon Vitas' ability to manage the costs of providing hospice services to patients. Increases in operating costs, such as labor and supply costs that are subject to inflation and other increases, without a compensating increase in Medicare and Medicaid rates, could have a material adverse effect on Vitas' business in the future. The Medicare and Medicaid programs are increasing pressure to control health care costs and to decrease or limit increases in reimbursement rates for health care services. As with most government programs, the Medicare and Medicaid programs are subject to statutory and regulatory changes, possible retroactive and prospective rate and payment adjustments, administrative rulings, freezes and funding reductions, all of which may adversely affect the level of program payments and could have a material adverse effect on Vitas' business. Vitas' levels of revenues and profitability will be subject to the effect of legislative and regulatory changes, including possible reductions in coverage or payment rates, or changes in methods of payment, by the Medicare and Medicaid programs.

Overview of Government Payments -- Medicare

         Medicare Eligibility Criteria. To receive Medicare payment for hospice services, the hospice medical director and, if the patient has one, the patient's attending physician, must certify that the patient has a life expectancy of six months or less if the illness runs its normal course. This determination is made based on the physician's clinical judgment. Due to the uncertainty of such prognoses, however, it is likely and expected that some percentage of hospice patients will not die within six months of entering a hospice program. The Medicare program (among other third-party payors) recognizes that terminal illnesses often do not follow an entirely predictable course, and therefore the hospice benefit remains available to beneficiaries so long as the hospice physician or the patient's attending physician continues to certify that the patient's life expectancy remains six months or less. Specifically, the Medicare hospice benefit provides for two initial 90-day benefit periods followed by an unlimited number of 60-day periods. In order to qualify for hospice care, a Medicare beneficiary also must elect hospice care and waive any right to other Medicare benefits related to his or her terminal illness. A Medicare beneficiary may revoke his or her election of the Medicare hospice benefit at any time and resume receiving regular Medicare benefits. The patient may elect the hospice benefit again at a later date so long as he or she remains eligible. Increased regulatory scrutiny of compliance with the Medicare six-month eligibility rule has impacted the hospice industry. The Medicare program, however, has recently reaffirmed that Medicare hospice beneficiaries are not limited to six months of coverage and that there is no limit on how long a Medicare beneficiary can continue to receive hospice benefits and services, provided that the beneficiary continues to meet the eligibility criteria under the Medicare hospice program. In addition, the Medicare, Medicaid and SCHIP Benefits Improvement and Protection Act of 2000 requires HHS to conduct a study to examine the appropriateness of the current physician certification requirement required before a Medicare beneficiary is eligible to receive the Medicare hospice benefit.

         Levels of Care. Medicare pays for hospice services on a prospective payment system basis under which Vitas receives an established payment rate for each day that it provides hospice services to a Medicare beneficiary. These rates are subject to annual adjustments for inflation and may also be adjusted based upon the geographic location where the services are provided. The rate Vitas receives will vary depending on which of the following four levels of care is being provided to the beneficiary:

         Routine Home Care. The routine home care rate is paid for each day that a patient is in a hospice program and is not receiving one of the other categories of hospice care. This rate is also paid when a patient is receiving hospital care for a condition that is not related to his or her terminal illness. The routine home care rate does not vary based upon the volume or intensity of services provided by the hospice program.

         General Inpatient Care. The general inpatient care rate is paid when a patient requires inpatient services for a short period for pain control or symptom management which cannot be managed in other settings. General inpatient care services must be provided in a Medicare or Medicaid certified hospital or long-term care facility or at a freestanding inpatient hospice facility with the required registered nurse staffing.

         Continuous Home Care. Continuous home care is provided to patients while at home, during periods of crisis when intensive monitoring and care, primarily nursing care, is required in order to achieve palliation or management of acute medical symptoms. Continuous home care requires a minimum of 8 hours of care within a 24-hour day, which begins and ends at midnight. The care must be predominantly nursing care provided by either a registered nurse or licensed practical nurse. While the published Medicare continuous home care rates are daily rates, Medicare actually pays for continuous home care services on an hourly basis. This hourly rate is calculated by dividing the daily rate by 24.

         Respite Care. Respite care permits a hospice patient to receive services on an inpatient basis for a short period of time in order to provide relief for the patient's family or other caregivers from the demands of caring for the patient. A hospice can receive payment for respite care for a given patient for up to five consecutive days at a time, after which respite care is reimbursed at the routine home care rate.

         Medicare Payment for Physician Services. Payment for direct patient care physician services delivered by hospice physicians is billed separately by the hospice to the Medicare intermediary and paid at the lesser of the actual charge or the Medicare allowable charge for these services. This payment is in addition to the daily rates Vitas receives for hospice care. Payment for hospice physicians' administrative and general supervisory activities is included in the daily rates discussed above. Payments for attending physician professional services (other than services furnished by hospice physicians) are not paid to the hospice, but rather are paid directly to the attending physician by the Medicare carrier. For fiscal 2003, 1.9% of Vitas' net revenue was attributable to physician services.

         Medicare Limits on Hospice Care Payments. Medicare payments for hospice services are subject to two additional limits or "caps." Each of Vitas' hospice programs is separately subject to both of these "caps." Both of these "caps" are determined on an annual basis for the period running from November 1 through October 31 of each year.

         First, under a Medicare rule known as the "80-20" rule applicable to Medicare inpatient services, if the number of inpatient care days furnished by a hospice to Medicare beneficiaries exceeds 20% of the total days of hospice care furnished by such hospice to Medicare beneficiaries, Medicare payments to the hospice for inpatient care days exceeding the inpatient cap are reduced to the routine home care rate. During its history, Vitas has never exceeded the inpatient cap.

         Second, overall Medicare payments to a hospice are also subject to a separate cap based on overall average payments per admission. Any payments exceeding this overall hospice cap must be refunded by the hospice. This cap was set at $18,661.29 per admission through the twelve-month period ended on October 31, 2003, and is adjusted annually to account for inflation. While historically Vitas' revenues per admission generally have not exceeded the applicable cap, there can be no assurance that Vitas' hospices will not be subject to future payment reductions or recoupments as the result of this cap.

         Medicare Managed Care Programs. The Medicare program has entered into contracts with managed care companies to provide a managed care benefit to Medicare beneficiaries who elect to participate in managed care programs. These managed care programs are commonly referred to as Medicare HMOs, Medicare + Choice or Medicare risk products. Vitas provides hospice care to Medicare beneficiaries who participate in these managed care programs, and Vitas is paid for services provided to these beneficiaries in the same way and at the same rates as those of other Medicare beneficiaries who are not in a Medicare managed care program. Under current Medicare policy, Medicare pays the hospice directly for services provided to these managed care program participants and then reduces the standard per-member, per-month payment that the managed care program otherwise receives.

Overview of Government Payments --  Medicaid

         Medicaid Coverage and Reimbursement. State Medicaid programs are another source of Vitas' net patient revenue. Medicaid is a state-administered program financed by state funds and matching federal funds to provide medical assistance to the indigent and certain other eligible persons. In 1986, hospice services became an optional state Medicaid benefit. For those states that elect to provide a hospice benefit, the Medicaid program is required to pay the hospice at rates at least equal to the rates provided under Medicare and calculated using the same methodology. States maintain flexibility to establish their own hospice election procedures and to limit the number and duration of benefit periods for which they will pay for hospice services.

         Nursing Home Residents. For Vitas' patients who receive nursing home care under a state Medicaid program and who elect hospice care under Medicare or Medicaid, Vitas generally contracts with nursing homes for the nursing homes' provision to patients of room and board services. In addition to the applicable Medicare or Medicaid hospice daily or hourly rate, the state generally must pay Vitas an amount equal to at least 95% of the Medicaid daily nursing home rate for room and board services furnished to the patient by the nursing home. Under Vitas' standard nursing home contracts, Vitas pays the nursing home for these room and board services at the Medicaid daily nursing home rate.

         Adjustments to Medicare and Medicaid Payment Rates. Payment rates under the Medicare and Medicaid programs are generally indexed for inflation annually; however, the increases have historically been less than actual inflation. On October 1, 2001, the base Medicare payment rates for hospice care increased by approximately 3.2% over the base rates previously in effect. On October 1, 2002 and on October 1, 2003, the base Medicare payment rates for hospice care increased by approximately 3.4% each year over the base rates in effect in the prior year. These rates were further adjusted by the hospice wage index. It is possible that there will be further modifications to the rate structure under which the Medicare or Medicaid programs pay for hospice care services. Any future reductions in the rate of increase in Medicare and Medicaid payments may have an adverse impact on Vitas' net patient service revenue and profitability.

                          OTHER HEALTHCARE REGULATIONS

         Federal and State Anti-Kickback Laws and Safe Harbor Provisions. The federal Anti-Kickback Law makes it a felony to knowingly and willfully offer, pay, solicit or receive any form of remuneration in exchange for referring, recommending, arranging, purchasing, leasing or ordering items or services covered by a federal health care program including Medicare or Medicaid. The Anti-Kickback Law applies regardless of whether the remuneration is provided directly or indirectly, in cash or in kind. Although the anti-kickback statute does not prohibit all financial transactions or relationships that providers of healthcare items or services may have with each other, interpretations of the law have been very broad. Under current law, courts and federal regulatory authorities have stated that this law is violated if even one purpose (as opposed to the sole or primary purpose) of the arrangement is to induce referrals.

         Violations of the Anti-Kickback Law carry potentially severe penalties including imprisonment of up to five years, criminal fines of up to $25,000 per act, civil money penalties of up to $50,000 per act, and additional damages of up to three times the amounts claimed or remuneration offered or paid. Federal law also authorizes exclusion from the Medicare and Medicaid programs for violations of the Anti-Kickback Law.

         The Anti-Kickback Law contains several statutory exceptions to the broad prohibition. In addition, Congress authorized the Office of Inspector General ("OIG") to publish numerous "safe harbors" that exempt some practices from enforcement action under the Anti-Kickback Law and related laws. These statutory exceptions and regulatory safe harbors protect various bona fide employment relationships, contracts for the rental of space or equipment, personal service arrangements, and management contracts, among other things, provided that certain conditions set forth in the statute or regulations are satisfied. The safe harbor regulations, however, do not comprehensively describe all lawful relationships between healthcare providers and referral sources, and the failure of an arrangement to satisfy all of the requirements of a particular safe harbor does not mean that the arrangement is unlawful. Failure to comply with the safe harbor provisions, however, may mean that the arrangement will be subject to scrutiny. It is possible for healthcare providers to request an advisory opinion from the OIG regarding an existing or proposed business arrangement and the possible anti-kickback concerns raised by that arrangement.

         Many states, including states where Vitas does business, have adopted similar prohibitions against payments that are intended to induce referrals of patients, regardless of the source of payment. Some of these state laws lack explicit "safe harbors" that may be available under federal law. Sanctions under these state anti-kickback laws may include civil money penalties, license suspension or revocation, exclusion from Medicare or Medicaid, and criminal fines or imprisonment. Little precedent exists regarding the interpretation or enforcement of these statutes.

         Vitas is required under the Medicare conditions of participation and some state licensing laws to contract with numerous healthcare providers and practitioners, including physicians, hospitals and nursing homes, and to arrange for these individuals or entities to provide services to Vitas' patients. In addition, Vitas has contracts with other suppliers, including pharmacies, ambulance services and medical equipment companies. Some of these individuals or entities may refer, or be in a position to refer, patients to Vitas, and Vitas may refer, or be in a position to refer, patients to these individuals or entities. These arrangements may not qualify for a safe harbor. Vitas from time to time seeks guidance from regulatory counsel as to the changing and evolving interpretations and the potential applicability of these anti-kickback laws to its programs, and in response thereto, takes such actions as it deems appropriate. We generally believe that Vitas' contracts and arrangements with providers, practitioners and suppliers do not violate applicable anti-kickback laws. However, we cannot assure you that such laws will ultimately be interpreted in a manner consistent with Vitas' practices.

         HIPAA Anti-Fraud Provisions. HIPAA includes several revisions to existing health care fraud laws by permitting the imposition of civil monetary penalties in cases involving violations of the anti-kickback statute or contracting with excluded providers. In addition, HIPAA created new statutes making it a federal felony to engage in fraud, theft, embezzlement, or the making of false statements with respect to healthcare benefit programs, which include private, as well as government programs. In addition, for the first time, federal enforcement officials have the ability to exclude from the Medicare and Medicaid programs any investors, officers and managing employees associated with business entities that have committed healthcare fraud, even if the investor, officer or employee had no actual knowledge of the fraud.

         OIG Fraud Alerts, Advisory Opinions and Other Program Guidance. In 1976, Congress established the OIG to, among other things, identify and eliminate fraud, abuse and waste in HHS programs. To identify and resolve such problems, the OIG conducts audits, investigations and inspections across the country and issues public pronouncements identifying practices that may be subject to heightened scrutiny. In the last several years, there have been a number of hospice related audits and reviews conducted. These reviews and recommendations have included the following:

         - better ensuring that Medicare hospice eligibility determinations are made in accordance with the Medicare regulations; and

         - revising the annual cap on hospice benefits to better reflect the cost of care provided.

         From time to time, various federal and state agencies, such as HHS and the OIG, issue a variety of pronouncements, including fraud alerts, the OIG's Annual Work Plan and other reports, identifying practices that may be subject to heightened governmental scrutiny. For example, the OIG in 2002 specifically called for a review of hospice plans of care to examine the variance among hospice plans of care and the extent to which services are provided in accordance with plans of care, and to determine whether there should be uniform standards or minimum requirements for their completion. In addition, the OIG called for a review of payments for the care of hospice patients residing in nursing homes and the level of services they receive. We cannot predict what, if any changes may be implemented in coverage, reimbursement, or enforcement policies as a result of these OIG reviews and recommendations.

         Additionally, in March 1998, the OIG issued a special fraud alert titled "Fraud and Abuse in Nursing Home Arrangements with Hospices." This special fraud alert focused on payments received by nursing homes from hospices.

         Federal False Claims Acts. The federal law includes several criminal and civil false claims provisions, which provide that knowingly submitting claims for items or services that were not provided as represented may result in the imposition of multiple damages, administrative civil money penalties, criminal fines, imprisonment, and/or exclusion from participation in federally funded healthcare programs, including Medicare and Medicaid. In addition, the OIG may impose extensive and costly corporate integrity requirements upon a healthcare provider that is the subject of a false claims judgment or settlement. These requirements may include the creation of a formal compliance program, the appointment of a government monitor, and the imposition of annual reporting requirements and audits conducted by an independent review organization to monitor compliance with the terms of the agreement and relevant laws and regulations.

         The Civil False Claims Act prohibits the known filing of a false claim or the known use of false statements to obtain payments. Penalties for violations include fines ranging from $5,500 to $11,000, plus treble damages, for each claim filed. Provisions in the Civil False Claims Act also permit individuals to bring actions against individuals or businesses in the name of the government as so called "qui tam" relators. If a qui tam relator's claim is successful, he or she is entitled to share in the government's recovery.

         Both direct enforcement activity by the government and qui tam actions have increased significantly in recent years and have increased the risk that a healthcare company may have to defend a false claims action, pay fines or be excluded from the Medicare and/or Medicaid programs as a result of an investigation arising out of this type of an action. Because of the complexity of the government regulations applicable to the healthcare industry, we cannot assure you that Vitas will not be the subject of an action under the False Claims Act.

         State False Claims Laws. At least 10 states and the District of Columbia, including states in which Vitas currently operates, have adopted state false claims laws that mirror to some degree the federal false claims laws. While these statutes vary in scope and effect, the penalties for violating these false claims laws include administrative, civil and/or criminal fines and penalties, imprisonment, and the imposition of multiple damages.

         The Stark Law and State Physician Self-Referral Laws. Section 1877 of the Social Security Act, commonly known as the "Stark Law," prohibits physicians from referring Medicare or Medicaid patients for "designated health services" to entities in which they hold an ownership or investment interest or with whom they have a compensation arrangement, subject to a number of statutory and regulatory exceptions. Penalties for violating the Stark Law are severe and include:

         -        denial of payment;

         - civil monetary penalties of $15,000 per referral or $1,000,000 for "circumvention schemes;"

         - assessments equal to 200% of the dollar value of each such service provided; and

         -        exclusion from the Medicare and Medicaid programs.

         Hospice care itself is not specifically listed as a designated health service; however, certain services that Vitas provides, or in the future may provide, are among the services identified as designated health services for purposes of the self-referral laws. We cannot assure you that future regulatory changes will not result in hospice services becoming subject to the Stark Law's ownership, investment or compensation prohibitions in the future.

         Many states where Vitas operates have laws similar to the Stark Law, but with broader effect because they apply regardless of the source of payment for care. Penalties similar to those listed above as well the loss of state licensure may be imposed in the event of a violation of these state self-referral laws. Little precedent exists regarding the interpretation or enforcement of these statutes.

         Civil Monetary Penalties. The Civil Monetary Penalties Statute provides that civil penalties ranging between $10,000 and $50,000 per claim or act may be imposed on any person or entity that knowingly submits improperly filed claims for federal health benefits or that offers or makes payments to induce a beneficiary or provider to reduce or limit the use of health care services or to use a particular provider or supplier. Civil monetary penalties may be imposed for violations of the anti-kickback statute and for the failure to return known overpayments, among other things.

         Prohibition on Employing or Contracting with Excluded Providers. The Social Security Act and federal regulations state that individuals or entities that have been convicted of a criminal offense related to the delivery of an item or service under the Medicare or Medicaid programs or that have been convicted, under state or federal law, of a criminal offense relating to neglect or abuse of residents in connection with the delivery of a healthcare item or service cannot participate in any federal health care programs, including Medicare and Medicaid. Additionally, individuals and entities convicted of fraud, that have had their licenses revoked or suspended, or that have failed to provide services of adequate quality also may be excluded from the Medicare and Medicaid programs. Federal regulations prohibit Medicare providers, including hospice programs, from submitting claims for items or services or their related costs if an excluded provider furnished those items or services. The OIG maintains a list of excluded persons and entities. Nonetheless, it is possible that Vitas might unknowingly bill for services provided by an excluded person or entity with whom it contracts. The penalty for contracting with an excluded provider may range from civil monetary penalties of $50,000 and damages of up to three times the amount of payment that was inappropriately received.

         Corporate Practice of Medicine and Fee Splitting. Most states have laws that restrict or prohibit anyone other than a licensed physician, including business entities such as corporations, from employing physicians and/or prohibit payments or fee-splitting arrangements between physicians and corporations or unlicensed individuals. Violations of corporate practice of medicine and fee-splitting laws vary from state to state, but may include civil or criminal penalties, the restructuring or termination of the business arrangements between the physician and unlicensed individual or business entity, or even the loss of the physician's license to practice medicine. These laws vary widely from state to state both in scope and origin (e.g. statute, regulation, Attorney General opinion, court ruling, agency policy) and in most instances have been subject to only limited interpretation by the courts or regulatory bodies.

         Vitas employs or contracts with physicians to provide medical direction and patient care services to its patients. Vitas has made efforts in those states where certain contracting or fee arrangements are restricted or prohibited to structure those arrangements in compliance with the applicable laws and regulations. Despite these efforts, however, we cannot assure you that agency officials charged with enforcing these laws will not interpret Vitas' contracts with employed or independent contractor physicians as violating the relevant laws or regulations. Future determinations or interpretations by individual states with corporate practice of medicine or fee splitting restrictions may force Vitas to restructure its arrangements with physicians in those locations.

         Health Information Practices. There currently are numerous legislative and regulatory initiatives at both the state and federal levels that address patient privacy concerns. In particular, federal regulations issued under the HIPAA Act of 1996 ("HIPAA") require Vitas to protect the privacy and security of patients' individual health information. HHS published final regulations addressing patient privacy on December 28, 2000, which were modified on August 14, 2002 (the "Privacy Rule"). Vitas was required to comply with the Privacy Rule by April 14, 2003, and Vitas believes that it is in material compliance. Additionally, HIPAA does not automatically preempt applicable state laws and regulations concerning Vitas' use, disclosure and maintenance of patient health information, which means that Vitas is subject to a complex regulatory scheme that, in many instances, requires Vitas to comply both with federal and state laws and regulations.

         In August of 2000, HHS published final regulations establishing health care transaction standards and code sets for the electronic transmission of health care information in connection with certain transactions, such as billing or health plan eligibility (the "Transactions Standard"). The official deadline for compliance with the Transactions Standard for covered entities such as Vitas was October 16, 2003. The Centers for Medicare and Medicaid Services ("CMS") is the division of HHS that is responsible for interpreting and enforcing the Transactions Standard. Failure to comply with the Transactions Standard may subject covered entities, including Vitas, to civil monetary penalties and possibly to criminal penalties. Vitas believes that it has made significant and appropriate good faith efforts to comply with the Transactions Standard and to develop an appropriate contingency plan as encouraged by CMS. It is unclear, however, how CMS will regulate providers in general or Vitas in particular with respect to compliance with the Transactions Standard. Consequently, it also is unclear whether Vitas would be found to be in material compliance with the Transactions Standard if CMS were to review Vitas' electronic claims submissions and assess Vitas' electronic transactions, or whether Vitas would be required to expend substantial sums on acquiring and implementing new information systems, or would otherwise be affected in a manner that would negatively impact its profitability.

         On May 31, 2002, HHS published its final rule regarding the HIPAA Unique Employer Identifier Standard, which establishes a standard for identifying employers in healthcare transactions where information about the employer is transmitted electronically, as well as requirements concerning its use by HIPAA covered entities. The deadline for compliance with the Unique Employer Identifier Standard rule is July 30, 2004. Additionally, HHS published final regulations addressing the security of such health information on February 20, 2003 (the "Security Rule"), and Vitas will be required to comply with the Security Rule by April 21, 2005. Also, HHS published its final rule adopting the HIPAA Standard Unique Health Identifier for health care providers on January 23, 2004, and Vitas' compliance deadline for that rule is May 23, 2007. Because compliance with the final rules regarding the HIPAA Unique Employer Identifier Standard and the Standard Unique Health Identifier, and the Security Rule is not yet required, we cannot predict the total financial or other impact of any of these final regulations on Vitas' operations, including any need for Vitas to expend financial resources on acquiring and implementing new information systems or any other negative impact on Vitas' profitability.

         Additional Federal and State Regulation. Federal and state governments also regulate various aspects of the hospice industry. In particular, Vitas' operations are subject to federal and state health regulatory laws covering professional services, the dispensing of drugs and certain types of hospice activities. Some of Vitas' employees are subject to state laws and regulations governing the ethics and professional practice of medicine, respiratory therapy, pharmacy and nursing.

         Compliance with Health Regulatory Laws. Vitas maintains an internal regulatory compliance review program and from time to time retains regulatory counsel for guidance on compliance matters. We cannot assure you, however, that Vitas' practices, if reviewed, would be found to be in compliance with applicable health regulatory laws, as such laws ultimately may be interpreted, or that any non-compliance with such laws would not have a material adverse effect on Vitas.

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

         At December 31, 2003, the Company's accrual for its estimated liability for potential environmental cleanup and related costs arising from the sale of DuBois Chemcials Inc. ("Dubois") amounted to $2,070,000. Of this balance, $870,000 is included in other liabilities and $1,200,000 is included in other current liabilities. The Company is contingently liable for additional DuBois-related environmental cleanup and related costs up to a maximum of $18,036,000. On the basis of a continuing evaluation of the Company's potential liability, management believes that it is not probable this additional liability will be paid. Accordingly, no provision for this contingent liability has been recorded. Although it is not presently possible to reliably project the timing of payments related to the Company's potential liability for environmental costs, management believes that any adjustments to its recorded liability will not materially adversely affect its financial position or results of operations.

         The Company, to the best of its knowledge, is currently in compliance in all material respects with the environmental laws and regulations affecting its operations. Such environmental laws, regulations and enforcement proceedings have not required the Company to make material increases in or modifications to its capital expenditures and they have not had a material adverse effect on sales or net income. Capital expenditures for the purposes of complying with environmental laws and regulations during 2004 and 2005 with respect to continuing operations are not expected to be material in amount; there can be no assurance, however, that presently unforeseen legislative or enforcement actions will not require additional expenditures.

SEASONALITY

         Advertising costs for Roto-Rooter inordinately impact the Company's fourth-quarter results. Roto-Rooter recognizes telephone directory costs immediately upon distribution of a directory by its publisher into the community. Since a large number of directories are distributed in the fourth quarter, this direct expense accounting policy results in fourth-quarter earnings including a disproportionately large share of Roto-Rooter's full-year telephone directory advertising expense. In the fourth quarter 2003, Roto-Rooter expensed $7.1 million of total advertising costs that represented 42% of the aggregate advertising costs for the full-year 2003.

EMPLOYEES

         On December 31, 2003, Roto-Rooter, Inc. had a total of 3,357 employees.

AVAILABLE INFORMATION

         The Company's internet address is www.rotorooterinc.com. The Company's annual report on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to
Section 13(a) or 15(d) of the Exchange Act are electronically available through the Company's website as soon as reasonably practicable after such reports are filed with, or furnished to, the SEC.

         Annual and quarterly reports, press releases, and other printed materials may also be obtained from Roto-Rooter Investor Relations without charge by writing or by calling 800-224-3633 or 513-762-6463.

ITEM 2. PROPERTIES

         The Company's corporate offices and the headquarters for the Roto-Rooter Group are located in Cincinnati, Ohio. Roto-Rooter has manufacturing and distribution center facilities in West Des Moines, Iowa and has 61 office and service facilities in 26 states. The headquarters for Service America is located in Ft. Lauderdale, Florida and Service America has 8 office and service facilities in Florida and Arizona. Vitas operates 25 programs from 41 leased facilities in 8 states, including Florida, California, Texas and Illinois.

         All "owned" property is held in fee and is subject to the security interests of the Company's new senior secured credit facilities and of the holders of the Floating Rate Notes issued in connection of the Company's merger with Vitas. The leased property have lease terms ranging from one year to fifteen years. Management does not foresee any difficulty in renewing or replacing the remainder of its current leases. The Company considers all of its major operating properties to be maintained in good operating condition and to be generally adequate for present and anticipated needs.

ITEM 3. LEGAL PROCEEDINGS

         The Company is party to a class action lawsuit filed in the Third Judicial Circuit Court of Madison County, Illinois in June of 2000 by Robert Harris, alleging certain Roto-Rooter plumbing was performed by unlicensed employees. The Company contests these allegations and believes them without merit. Plaintiff moved for certification of a class of customers in 32 states who allegedly paid for plumbing work performed by unlicensed employees. Plaintiff also moved for partial summary judgment on grounds the licensed apprentice plumber who installed his faucet did not work under the direct personal supervision of a licensed master plumber. On June 19, 2002, the trial judge certified an Illinois-only plaintiffs class and granted summary judgment for the named party Plaintiff on the issue of liability, finding violation of the Illinois Plumbing License Act and the Illinois Consumer Fraud Act, through Roto-Rooter's representation of the licensed apprentice as a plumber. The court has not yet ruled on certification of a class in the remaining 31 states. Due to the complex legal and other issues involved, it is not presently possible to estimate the amount of liability, if any, related to this matter.

         On April 5, 2002 Michael Linn, an attorney, filed a class action complaint against the Company in the Court of Common Pleas, Cuyahoga County, Ohio. He alleges Roto-Rooter Services Company's miscellaneous parts charge, ranging from $4.95 to $12.95 per job, violates the Ohio Consumer Sales Practices Act. The Company contends that the charge, which is included within the estimate approved by its customers, is a fully disclosed component of its pricing. On February 25, 2003 the trial court certified a class of customers who paid the charge from October 1999 to July 2002. The Company is appealing this order and believes the ultimate disposition of this lawsuit will not have a material effect on its financial position. However, management cannot provide assurance the Company will ultimately prevail in either of the above two cases. Regardless of outcome, such litigation can adversely affect the Company through defense costs, diversion of management's time, and related publicity.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

EXECUTIVE OFFICERS OF THE COMPANY

       Name           Age               Office                                        First Elected
------------------    ---    ------------------------------------                    ---------------
Edward L. Hutton      84     Chairman                                                November 3, 1993 (1)
Kevin J. McNamara     50     President and Chief Executive Officer                   August 2, 1994 (2)
Timothy S. O'Toole    48     Executive Vice President                                May 18, 1992 (3)
Spencer S. Lee        48     Executive Vice President                                May 15, 2000 (4)
David P. Williams     43     Vice President and Chief Financial                      March 5, 2004 (5)
                             Officer
Arthur V. Tucker,     54     Vice President and Controller                           May 20, 1991 (6)
Jr.

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

(3) Mr. T. S. O'Toole is an Executive Vice President of the Company and has held this position since May 1992. He is also President and Chief Executive Officer of Vitas, a wholly owned subsidiary of the Company, and has held this position since February 24, 2004. Previously, from May 1992 to February 24, 2004, he also served the Company as Treasurer.

(4) Mr. Lee is an Executive Vice President of the Company and has held this position since May 15, 2000. Mr. Lee is also Chairman and Chief Executive Officer of Roto-Rooter Management Company, a wholly owned subsidiary of the Company, and has held this position since January 1999. Previously, he served as a Senior Vice President of Roto-Rooter Services Company from May 1997 to January 1999.

(5) Mr. Williams is Vice President and Chief Financial Officer of the Company and has held these positions since March 5, 2004. Mr. Williams is also Senior Vice President and Chief Financial Officer of Roto-Rooter Management Company and has held these positions since January 1999.

(6) Mr. A. V. Tucker, Jr. is a Vice President and Controller of the Company and has held these positions since February 1989. From May 1983 to February 1989, he held the position of Assistant Controller of the Company.

         Each executive officer holds office until the annual election at the next annual organizational meeting of the Board of Directors of the Company which is scheduled to be held on May 17, 2004.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

         The Company's Capital Stock (par value $1 per share) is traded on the New York Stock Exchange under the symbol RRR. The range of the high and low sale prices on the New York Stock Exchange and dividends paid per share for each quarter of 2002 and 2003 are set forth below.

                                          Closing
                               -------------------------               Dividends Paid
                               High                  Low                 Per Share
-------------------------------------------------------------------------------------
2003

First Quarter                 $36.51                $31.55                 $.12
Second Quarter                 40.20                 32.98                  .12
Third Quarter                  40.35                 34.42                  .12
Fourth Quarter                 51.78                 33.69                  .12

2002

First Quarter                 $38.30                $33.52                 $.11
Second Quarter                 39.35                 33.60                  .11
Third Quarter                  37.04                 29.85                  .11
Fourth Quarter                 37.84                 29.65                  .12

         Future dividends are necessarily dependent upon the Company's earnings and financial condition, compliance with certain debt covenants and other factors not presently determinable.

         As of March 5, 2004, there were approximately 3,382 stockholders of record of the Company's Capital Stock. This number only includes stockholders of record and does not include stockholders with shares beneficially held in nominee name or within clearinghouse positions of brokers, banks or other institutions.

         Information with respect to securities authorized for issuance under the Company's equity compensation plans is included within Note 18 of the Notes to Financial Statements appearing on page F-29 of this Report on Form 10-K.

ITEM 6. SELECTED FINANCIAL DATA

         Selected financial data for Roto-Rooter, Inc. and subsidiary companies ("Company") as of and for each of the five years ended December 31, 1999 through December 31, 2003 are presented below (in thousands, except per share and footnote data, ratios and employee data):

                                                            2003          2002         2001         2000        1999
                                                          --------     ---------    ---------    ---------   ---------
SUMMARY OF OPERATIONS
  Continuing operations (a)
    Service revenues and sales                            $ 308,871    $ 314,176    $ 337,908    $ 355,307   $ 316,719
    Gross profit (excluding depreciation)                   126,061      127,891      132,292      146,329     127,042
    Depreciation                                             12,054       13,587       14,395       13,374      11,285
    Amortization of goodwill                                      -            -        4,102        4,090       3,770
    Income/ (loss) from operations (b)                       (7,720)      (2,678)     (11,561)      28,548      21,227
    Income/ (loss) from continuing operations (c)            (3,499)      (8,854)     (10,738)      18,030      16,195
    Net income/ (loss) (c)                                   (3,435)      (2,545)     (12,185)      19,971      19,481
  Earnings/ (loss) per share
    Income/ (loss) from continuing operations             $   (0.35)   $   (0.90)   $   (1.11)   $    1.83   $    1.55
    Net income/ (loss)                                        (0.35)       (0.26)       (1.25)        2.03        1.86
    Average number of shares outstanding                      9,924        9,858        9,714        9,833      10,470
  Diluted earnings/ (loss) per share
    Income/ (loss) from continuing operations             $   (0.35)   $   (0.90)   $   (1.11)   $    1.82   $    1.54
    Net income/ (loss)                                        (0.35)       (0.26)       (1.25)        2.01        1.85
    Average number of shares outstanding                      9,924        9,858        9,714        9,927      10,514
  Cash dividends per share                                $    0.48    $    0.45    $    0.44    $    0.40   $    2.12
  Net income/(loss) excluding goodwill amortization (e)
    Net income/(loss)                                     $  (3,435)   $  (2,545)   $  (7,564)   $  24,579   $  23,789
    Earnings/(loss) per share                                 (0.35)       (0.26)       (0.78)        2.50        2.27
    Diluted earnings/(loss) per share                         (0.35)       (0.26)       (0.78)        2.48        2.26
FINANCIAL POSITION--YEAR END
  Cash and cash equivalents                               $  50,587    $  37,731    $   8,725    $   9,978   $  17,043
  Working capital                                            42,993       29,269       19,200        6,911      21,478
  Current ratio                                                1.73         1.45         1.23         1.07        1.23
  Properties and equipment, at cost less
    accumulated depreciation                              $  41,004    $  48,361    $  54,549    $  60,343   $  56,913
  Total assets                                              329,069      338,144      401,457      419,932     422,674
  Long-term debt                                             25,931       25,603       61,037       58,391      78,580
  Mandatorily redeemable convertible preferred
    securities of the Chemed Capital Trust                $  14,126    $  14,186    $  14,239    $  14,641       $   -
  Stockholders' equity                                      192,693      198,422      204,160      211,451     210,344
OTHER STATISTICS--CONTINUING OPERATIONS
  Net cash provided by continuing operations              $  22,590    $  26,894    $  27,123    $  45,981   $  28,582
  Capital expenditures                                       11,178       11,855       14,457       17,586      16,696
  Number of employees (d)                                     3,357        3,335        3,764        3,784       3,949
  Number of service and sales representatives                 2,529        2,514        2,623        2,586       2,699

------------------

(a) Continuing operations exclude Patient Care, discontinued in 2002, and Cadre Computer, discontinued in 2001.

(b) Income/(loss) from operations includes asset impairment charges of $15,828,000 and severance charges of $3,627,000 in 2003, a goodwill impairment charge of $20,342,000 in 2002 and restructuring and similar expenses and other charges of $27,211,000 in 2001.

(c) Income/(loss) from continuing operations and net income/(loss) include aftertax asset impairment charges of $14,363,000 in 2003, an aftertax goodwill impairment charge of $20,342,000 in 2002 and aftertax restructuring and similar expenses and other charges of $16,943,000 and an aftertax loss on the early extinguishment of debt of $1,701,000 in 2001. Aftertax capital gains on the sales and redemption of investments for the years 2003 through 1999 amounted to $3,351,000, $775,000, $703,000,
     $2,261,000 and $2,960,000, respectively. In accordance with FASB Statement No. 142, amortization of goodwill ceased December 31, 2001. Aftertax amortization of goodwill for continuing operations for the years 2001 through 1999 was $3,888,000, $3,875,000 and $3,580,000, respectively.

(d)  Employee numbers reflect full-time-equivalent employees.

(e) In accordance with FASB Statement No. 142, amortization of goodwill ceased December 31, 2001. Aftertax amortization of goodwill for for all operations for the years 2001 through 1999 was $4,621,000, $4,608,000 and $4,308,000, respectively.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

         Significant factors affecting the Company's consolidated cash flows during 2003 and financial position at December 31, 2003, include the following:

     -    Continuing operations generated cash of $22.6 million;

     - Proceeds from the redemption of Vitas' redeemable preferred stock totaled $27.3 million;

     - The Company invested $18.0 million in Vitas' common stock (37% ownership interest);

     -    Capital expenditures totaled $11.2 million; and,

     - The Company placed $10.0 million in escrow to secure its offer to purchase the shares of Vitas it did not own.

         The ratio of total debt (excluding the Preferred Securities) to total capital was 12.0% at December 31, 2003, as compared with 10.9% at December 31, 2002. The Company's current ratio at December 31, 2003, was 1.7 as compared with
1.5 at December 31, 2002.

         The Company had $51.4 million of unused lines of credit with various banks at December 31, 2003.

CASH FLOW

         The Company's cash flows for 2003, 2002 and 2001 are summarized as follows (in millions):

                                                          For the Years Ended December 31,
                                                        -----------------------------------
                                                         2003          2002          2001
                                                        -------       -------       -------
Net cash provided by operating activities               $  22.6       $  29.5       $  34.4
Capital expenditures                                      (11.2)        (11.9)        (14.5)
                                                        -------       -------       -------
     Operating cash excess after capital expenditures      11.4          17.6          19.9
Proceeds from redemption of Vitas' preferred stock         27.3             -             -
Investment in Vitas' common stock                         (18.0)            -             -
Deposit to secure Vitas merger offer                      (10.0)            -             -
Dividends paid                                             (4.8)         (4.4)         (4.4)
Proceeds from sales of available for sale securities        4.5           1.9           1.4
Net proceeds/(uses) from sale of
  discontinued operations                                   1.1          50.7          (6.3)
Net decrease in long-term debt                             (0.4)        (35.4)        (11.4)
Other--net                                                  1.8          (1.4)         (0.5)
                                                        -------       -------       -------
     Increase/(decrease) in cash and cash equivalents   $  12.9       $  29.0       $  (1.3)
                                                        =======       =======       =======

         For 2003, the operating cash excess after capital expenditures was $11.4 million as compared with $17.6 million in 2002 and $19.9 million in 2001. This excess, along with the proceeds from the redemption of Vitas' preferred stock, was used to purchase 37% of Vitas common stock, to place a deposit of $10.0 million to secure the Company's merger offer for Vitas' remaining common stock, to pay cash dividends and to increase the Company's available cash and cash equivalents. For 2002, the operating excess after capital expenditures and the proceeds from the sale of Patient Care were used to retire funded debt, to pay cash dividends and to increase the Company's available cash and cash equivalents. For 2001, the operating cash excess after capital expenditures was used to fund debt repayment, pay costs related to discontinued operations and to pay cash dividends.

COMMITMENTS AND CONTINGENCIES

         In connection with the sale of DuBois Chemicals, Inc. ("DuBois") in 1991, the Company provided allowances and accruals relating to several long-term costs, including income tax matters, lease commitments and environmental costs. Also, in conjunction with the sales of The Omnia Group ("Omnia") and National Sanitary Supply Company in 1997 and the sale of Cadre Computer Resources, Inc. ("Cadre Computer") in 2001, the Company provided long-term allowances and accruals relating to costs of severance arrangements, lease commitments and income tax matters. In the aggregate, the Company believes these allowances and accruals are adequate as of December 31, 2003.

         Based on reviews of its environmental-related liabilities under the DuBois sale agreement, the Company has estimated its remaining liability to be $2.1 million. As of December 31, 2003, the Company is contingently liable for additional cleanup and related costs up to a maximum of $18.0 million, for which no provision has been recorded.

         In connection with the sale of Patient Care in 2002, $5.0 million of the cash purchase price was placed in escrow pending collection of third-party payer receivables on Patient Care's balance sheet at the sale date. Of this amount, $2.5 million was returned to the Company in October 2003. Based on Patient Care's collection history, the Company believes that the specified receivables will be collected and that the remaining balance of the escrow funds will be paid to Roto-Rooter, Inc. The remaining $2.5 million of these escrow funds will be evaluated and distributed as of October 2004.

         The Company's various loan agreements and guarantees of indebtedness as of December 31, 2003, contained certain restrictive covenants. The Company was in compliance with all of the covenants at that time. Effective with the acquisition of Vitas on February 24, 2004, the Company's revolving credit agreement with Bank One, N.A. ("Bank One") was cancelled. In addition, the Company retired its $25 million senior notes due 2005 - 2009, incurring a prepayment penalty of $3.3 million.

LIQUIDITY AND COMMITMENTS AFTER THE VITAS ACQUISITION

         In connection with the acquisition of Vitas on February 24, 2004, the Company entered into a secured revolving credit/term loan facility ("New Credit Facility") with Bank One. The revolving credit facility provides for borrowings of up to $100 million, including up to $40 million in letters of credit. Interest payments for the revolving line of credit are based on LIBOR plus 3.25%. The term loan facility provides for a $35 million term loan and requires quarterly principal payments of $1,250,000 with interest based on LIBOR plus 3.50%. All unpaid borrowings under the New Credit Facility, along with accrued interest, are due February 24, 2009. Initially, the Company drew down $40 million under the revolving credit portion of the New Credit Facility and $35 million under the term loan portion. The Company intends to draw down approximately $26 million of letters of credit under the New Credit Facility in March 2004.

         The Company also issued $110 million principal amount of floating rate senior secured notes due 2010 ("Floating Rate Notes") and $150 million of 8.75% senior notes due 2011 ("Fixed Rate Notes") in a private placement with various institutional investors on February 24, 2004. Interest on the Floating Rate Notes is computed at LIBOR plus 3.75% and is payable quarterly beginning May 15, 2004. Interest payments on the Fixed Rate notes are due quarterly beginning May 15, 2004. No principal payments are due on either the Floating Rate Notes or the Fixed Rate Notes until their dates of maturity (February 24, 2010, and February 24, 2011, respectively).

         As of February 24, 2004, the Company had $60 million of available borrowings under the New Credit Facility. After the anticipated draw down of approximately $26 million of letters of credit in March 2004, the Company will have $34 million in borrowings available under the New Credit Facility.

         The table below summarizes the Company's debt and contractual obligations, giving effect to the transactions described above (in thousands):

                      Long-Term                     Minimum
                        Debt        Preferred        Lease         Severance
                      Payments      Securities      Payments       Payments        Total
                      ---------     ----------      --------       ---------      --------
2004                  $  4,198           $  -       $ 12,395       $  1,559       $ 18,152
2005                     5,190              -         11,237          1,356         17,783
2006                     5,200              -          7,552          1,356         14,108
2007                     5,210              -          4,740            265         10,215
2008                     5,162              -          5,771              -         10,933
After 2008             311,419         14,126            205              -        325,750
                      --------       --------       --------       --------       --------
  Total               $336,379       $ 14,126       $ 41,900       $  4,536       $396,941
                      ========       ========       ========       ========       ========

         Collectively, the credit agreements provide that the Company will be required to meet the following financial covenants, to be tested quarterly, beginning with the quarter ending June 30, 2004:

     - a minimum net worth requirement, which requires a net worth of at least (i) $232 million plus (ii) 50% of consolidated net income (if positive) beginning with the quarter ending June 30, 2004, plus (iii) the net cash proceeds from issuance of the Company's capital stock or the capital stock of the Company's subsidiaries;

     - a maximum leverage ratio, calculated quarterly, based upon the ratio of consolidated funded debt to consolidated EBITDA which will require maintenance of a ratio of 5.5 to 1.00 through December 31, 2004, a ratio of 4.75 to 1.00 from January 1 through December 31, 2005, and
          4.25 to 1.00 thereafter;

     - a maximum senior leverage ratio, calculated quarterly, based upon the ratio of senior consolidated funded debt to consolidated EBITDA (which ratio excludes indebtedness in respect of the Fixed Rate Notes), which will require maintenance of a ratio of 3.375 to 1.00 through December 31, 2004, a ratio of 2.875 to 1.00 from January 1 through December 31, 2005, and 2.625 to 1.00 thereafter; and

     - a minimum fixed charge coverage ratio, based upon the ratio of consolidated EBITDA minus capital expenditures to consolidated interest expense plus consolidated current maturities (including capitalized lease obligations) plus cash dividends paid on equity securities plus expenses for taxes, which will require maintenance of a ratio of 1.15 to 1.00 through December 31, 2004, 1.375 to 1.00 from January 1 through December 31, 2005, and 1.50 to 1.00 thereafter.

         In addition, the New Credit Facility, the Floating Rate Notes and the Fixed Rate Notes provide for affirmative and restrictive covenants including without limitation, requirements or restrictions (subject to exceptions) related to the following:

     -    use of proceeds of loans,

     - restricted payments, including payments of dividends and retirement of stock (permitting $.48 per share dividends so long as the aggregate amount of dividends in any fiscal year does not exceed $7.0 million and providing for additional principal prepayments to the extent dividends exceed $5.0 million in any fiscal year), with exceptions for existing employee benefit plans and stock option plans,

     -    mergers and dissolutions,

     -    sales of assets,

     -    investments and acquisitions,

     -    liens,

     -    transactions with affiliates,

     -    hedging and other financial contracts,

     -    restrictions on subsidiaries,

     -    contingent obligations,

     -    operating leases,

     -    guarantors,

     -    collateral,

     -    sale and leaseback transactions,

     -    prepayments of indebtedness, and

     - maximum annual capital expenditures of $20 million subject to one-year carry-forwards on amounts not used during the previous year.

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

INTENTION TO CALL CONVERTIBLE SECURITIES

         On March 15, 2004, and thereafter, the outstanding mandatorily redeemable convertible preferred securities ("Preferred Securities") of the Chemed Capital Trust are callable without premium at a price of $27.00 per Preferred Security. The Preferred Securities are convertible into the Company's capital stock at the ratio of .73 share of capital stock per Preferred Security. The Company intends to call all of the Preferred Securities as soon after March 15, 2004, as practicable. Management anticipates that most of the securities will be redeemed for capital stock rather than cash. However, were all the Preferred Securities redeemed for cash, the Company would be obligated to pay approximately $14.1 million in cash.

RESULTS OF OPERATIONS

         Set forth below are the year-to-year changes in the components of the statement of operations relating to continuing operations:

                                                          Percent
                                                    Increase/(Decrease)
                                                   ---------------------
                                                   2003 vs.     2002 vs.
                                                     2002         2001
                                                   --------     --------
Service revenues and sales
   Plumbing and Drain Cleaning                          3%          (6)%
   Service America                                    (20)         (12)
      Total                                            (2)          (7)
Cost of services provided and goods
   sold (excluding depreciation)                       (2)          (9)
General and administrative expenses                    18          (10)
Selling and marketing expenses                          -           (5)
Depreciation                                          (11)          (6)
Impairment, restructuring and similar expenses        (22)         (18)
Loss from operations                                  188          (77)
Interest expense                                      (27)         (46)
Distributions on preferred securities                  (1)          (3)
Loss on extinguishment of debt                       n.a.          100
Other income--net                                     163          (14)
Income/(loss) before income taxes                    n.a.          (85)
Income taxes                                          (26)        (229)
Equity in earnings of affiliate                      n.a.         n.a.
Loss from continuing operations                        35          (18)

2003 VERSUS 2002 - CONSOLIDATED RESULTS

         The Company's service revenues and sales for 2003 declined 2% versus revenues for 2002. This $5.3 million decline was attributable to the $12.4 million, or 20%, decline in Service America's revenues, partially offset by a $7.1 million, or 3%, increase in the Plumbing and Drain Cleaning segment's total revenues. Within this segment, plumbing repair and maintenance revenues increased $2.8 million, or 3%, drain cleaning revenues were even with the prior year, contractor revenues increased $1.8 million, or 14%, and industrial and municipal revenues increased $1.2 million, or 8%. Service America's revenues from repair services under contracts declined $8.8 million, or 19%, and its revenues from demand repair services declined $3.6 million, or 23%.

         Of the increase in plumbing revenues, 2.4 percentage points are attributable to an increase in the number of jobs completed during the year. The remainder is attributable to an increase in the average price per job. The drain cleaning business experienced a 2.8% decline in the number of jobs completed during 2003 and a 3% increase in the average price per job. The decline in Plumbing and Drain Cleaning's HVAC repair and maintenance business was attributable to the Company's decision in 2001 to exit this line of business. Units divested in 2002 contributed $403,000 in revenues during 2002, prior to their divestment. Of the 14% increase in contractor revenues, 5 percentage points are attributable to locations acquired in 2003. The gross margin of the Plumbing and Drain Cleaning segment declined from 44.4% in 2002 to 43.7% in 2003, primarily as a result of higher training wages in 2003. The increase in training wages was directly attributable to hiring more service technicians in 2003.

         The decline in Service America's service contract revenues is attributable to insufficient sales of new service contracts to replace service contracts that were not renewed either by Service America or the customer. During 2003, the average number of service contracts outstanding declined 23% versus the average for 2002. The year-to-year decline in service contract revenues is anticipated to continue during 2004 at approximately the same rate as experienced in 2003.

         Consolidated cost of services provided and goods sold (excluding depreciation) for 2003 declined 2% versus such costs in 2002, primarily due to the decline in service revenues and sales.

         General and administrative ("G&A") expenses for 2003 increased $9.2 million, or 18%, versus 2002 within the following operations (in millions):

Plumbing and Drain Cleaning        $  9.0
Service America                        .2
                                   ------
         Total                     $  9.2
                                   ======

The increase in Plumbing and Drain Cleaning G&A is largely due to incurring severance charges of $3.6 million in the first quarter of 2003 for a corporate officer and to unfavorable market-value adjustments to the deferred compensation liability in 2003 (a $1.6 million charge to G&A) versus a favorable adjustment in 2002 (a $1.4 million reduction in G&A). These market adjustments are offset entirely by equal, but opposite, gains and losses on trading assets used to fund the liabilities and included in other income. Higher employee recruiting costs in 2003 (an increase of $542,000), related largely to recruiting and hiring service technicians and higher legal fees (an increase of $485,000), due primarily to increased costs of defending against class actions, also contributed to the higher G&A costs in 2003.

         Depreciation expense for 2003 declined $1.5 million, or 11%, versus 2002. Of this decline, $905,000 was attributable to the decline in depreciation expense in the Plumbing and Drain Cleaning segment, and the remaining $628,000 occurred at Service America. Both declines are attributable to reduced capital expenditures over the past several years, largely related to service vans.

         Impairment charges for both 2003 and 2002 relate entirely to the Service America segment. As of December 31, 2003, all of Service America's intangibles have been written down to nil. In addition, Service America recorded an impairment charge of approximately $4.0 million to reduce the value of its internally developed software to its estimated fair value.

         The Company's loss from operations increased from $2.7 million in 2002 to $7.7 million in 2003. Operating expenses for 2003 included severance charges of $3.6 million and asset impairment charges of $15.8 million for the write-down of Service America's goodwill, identifiable intangible assets and computer software. Operating expenses for 2002 included Service America's goodwill impairment charges of $20.3 million. Also affecting this year-to-year comparison was an unfavorable market-value adjustment to the deferred compensation liability in 2003 (a $1.6 million charge to operating expenses) versus a favorable adjustment in 2002 (a $1.4 million reduction in operating expenses).

         Interest expense, substantially all of which is classified as unallocated investing and financing -- net, declined from $2.9 million in 2002 to $2.1 million in 2003. This decline is attributable to lower debt levels and lower interest rates in 2003.

         Other income--net increased $6,977,000 from $4,282,000 in 2002 to $11,259,000 in 2003, primarily as a result of the following (in thousands):

Higher gains on the sales and redemption of investments in 2003       $ 4,249
Gains on trading assets held in employee benefit trusts in 2003
         versus losses recorded in 2002                                 3,001
All other--net                                                         (273)
                                                                      -------
         Total                                                        $ 6,977
                                                                      =======

         Other income--net by segment by reporting category is summarized below (in thousands):

                                                      2003             2002
                                                     -------          -------
Unallocated Investing and Financing--net             $ 8,240          $ 4,602
Plumbing and Drain Cleaning                            2,610             (655)
Service America                                          409              335
                                                     -------          -------
         Total                                       $11,259          $ 4,282
                                                     =======          =======

The increase in other income classified as unallocated investing and financing--net is attributable to the previously mentioned increase in gains on sales and redemption of investments. The increase in the Plumbing and Drain Cleaning segment's net other income for 2003 versus 2002 is attributable to gains on trading assets held in employee benefit trusts in 2003 versus losses in 2002. The increase in Service America's net other income for 2003 versus 2002 is attributable to the gain on the sale of a building in 2003.

         The Company's effective income tax rate for continuing operations was 1,447.9% in 2003 as compared with negative 268.5% in 2002. The unusually high effective rate in 2003 and the negative effective rate in 2002 were caused by the nondeductibility of Service America's intangibles impairment charges in both years.

         For 2003, the Company recorded $922,000 of equity in the earnings of Vitas, representing the Company's share of Vitas' earnings since acquiring a 37% interest in the common stock of Vitas in October 2003.

         The loss from continuing operations was $3,499,000 ($.35 per share) in 2003 as compared with $8,854,000 ($.90 per share) for 2002. Significant items affecting the loss from continuing operations for 2003 included Service America's aftertax asset impairment charges of $14.4 million ($1.44 per share) and aftertax capital gains on the sales and redemption of investments of $3.4 million ($.34 per share). Unusual items affecting the loss from continuing operations for 2002 included Service America's aftertax goodwill impairment charge of $20.3 million ($2.06 per share), an aftertax investment impairment charge of $780,000 ($.08 per share) and aftertax capital gains on the sales of investments of $775,000 ($.08 per share).

         Discontinued operations of $64,000 for 2003 represented the adjustment of the allowance for uncollectible notes receivable for Cadre Computer. For 2002, discontinued operations included $3.4 million from the operations of and gain on the sale of Patient Care (sold in 2002), a $2.9 million federal income tax refund related to Omnia (sold in 1997), $744,000 additional expense ($1.1 million before income taxes) for the sublease related to the 1991 sale of DuBois and other adjustments aggregating $797,000. The $1.1 million adjustments to the sublease accrual were made to cover rental charges for vacant space previously occupied by the Company's former DuBois subsidiary. Prior to December 31, 2002, the sublease accrual was calculated under the assumption that all of the vacant space would be subleased at various dates and at market rental rates. Although the Company was able to sublease varying amounts of space during the past two years, it has been unable to sublease one of the floors covered under its lease. The adjustments made in 2002 decreased the amount of sublease rentals that were assumed to be received to include rentals only from current sublessees. As a result, the sublease accrual now covers the cost of all unoccupied space, plus the shortfall between current subleased rentals and contract rental rates and operating costs. No further charges for this liability are anticipated.

         The net loss increased from $2.5 million ($.26 per share) in 2002 to a loss of $3.4 million ($.35 per share) in 2003. The net losses included income from discontinued operations of $64,000 in 2003 and $6.3 million ($.64 per share) in 2002. Significant items affecting the net loss for 2003 included Service America's aftertax asset impairment charges of $14.4 million ($1.44 per share) and aftertax capital gains on the sales and redemption of investments of $3.4 million ($.34 per share). Significant items affecting the net loss for 2002 include Service America's aftertax goodwill impairment charge of $20.3 million ($2.06 per share), an aftertax investment impairment charge of $780,000 ($.08 per share) and aftertax capital gains on the sales of investments of $775,000 ($.08 per share).

2003 VERSUS 2002 - SEGMENT RESULTS

         The aftertax earnings of the Plumbing and Drain Cleaning segment declined $3.3 million from $9.8 million in 2002 to $6.5 million in 2003. Earnings for 2003 included an aftertax severance charge of $2.4 million.

         The aftertax loss of the Service America segment declined $5.3 million from $20.0 million in 2002 to $14.7 million, primarily due to lower impairment charges in 2003 versus amounts for 2002. Aftertax asset impairment charges for 2003 comprised the following (in millions):

Goodwill                            $  10.0

Property and equipment                  2.7

Identifiable intangible assets      $   1.7
                                    -------
    Total                              14.4
                                    =======

The aftertax goodwill impairment charge for 2002 was $20.3 million. As a result of these write-downs, the carrying values of all intangibles for the Service America segment have been reduced to nil.

         The goodwill impairment charges are based on an appraisal firm's valuation of Service America's business as of December 31, 2003 and 2002. The fair value of Service America was calculated using an average of the enterprise value determined under a capital markets valuation and discounted cash flows using updated income and cash flow projections for Service America's business. The capital markets method calculates an enterprise value based on valuations at which comparable businesses sold in the capital markets and based on certain financial ratios and statistics. The income and cash flow projections are updated each year as a part of the Company's annual business plan process and take into consideration the changing marketplace and changing operating conditions. The declines in the overall valuation of Service America in 2003 and 2002 were a direct result of lower revenue, earnings and cash flow projections due to the continuing decline in the contract base of the business (23% decline in 2003; 19% decline in 2002). These projections were adjusted to reflect that Service America missed achieving its budgeted revenues by $6.0 million, or 11%, in 2003 ($8.7 million, or 13%, for 2002) and missed achieving its budgeted gross margin by $2.8 million, or 19%, for 2003 ($4.5 million, or 26%, for 2002).

         The property and equipment and identifiable intangible asset impairment charges for 2003 are based on an analysis of undiscounted cash flows that indicated that the book value of the net assets of Service America exceeded the projected cash flows of the business over the life of the noncurrent assets. Accordingly, the carrying values of the noncurrent assets that exceeded their fair values were written down to their fair values, based largely on a recent appraisal of assets by a professional valuation firm. Substantially all of the property and equipment impairment charge related to computer software costs. The large majority of the identifiable intangible asset costs related to capitalized customer contracts, acquired in 1991 and 1993, which, in the opinion of management, have no future value.

         Unallocated investing and financing--net, which includes unallocated financing costs and investment income, increased $3.4 million from $1.3 million aftertax in 2002 to $4.7 million aftertax in 2003. The increase is attributable to the following (in millions):

Higher gains on the sales and redemption of investments in 2003       $ 2.6
Impairment charge on Medic One, Inc. investment in 2002                  .8
                                                                      -----
        Total                                                         $ 3.4
                                                                      =====

2002 VERSUS 2001 - CONSOLIDATED RESULTS

         The Company's service revenues and sales for 2002 declined 7% versus revenues for 2001. This $23.7 million decline was primarily attributable to declines in the Plumbing and Drain Cleaning segment's plumbing revenues (7% or $7.0 million), HVAC repair and maintenance revenues (62% or $6.1 million), and drain cleaning revenues (3% or $3.1 million) and in Service America's revenues from repair services under contracts (12% or $6.1 million).

         The decline in plumbing revenues is almost entirely attributable to a reduction in the number of jobs performed during the year, while the decline in the drain cleaning revenues was attributable to a 7% decline in the number of jobs offset partially by an average price-per-job increase of 4%. The decline in Plumbing and Drain Cleaning's HVAC repair and maintenance revenues was attributable to the Company's decision in 2001 to exit this line of business. During 2002, the Company decided to retain the largest and most profitable of the HVAC and non-branded plumbing businesses because the Company believes this business will generate more cash than could be obtained by selling it and reinvesting the cash in passive investments. Despite a 7% decline in total job count for 2002 versus 2001, Plumbing and Drain Cleaning was able to slightly increase its overall gross profit as a percent of revenues in 2002 compared with 2001.

         The decline in Service America's service contract revenues is attributable to insufficient sales of new service contracts to replace service contracts that were not renewed either by Service America or the customer. The year-to-year decline in service contract revenues is anticipated to continue during 2003, as Service America in the fourth quarter of 2002 cancelled approximately 5% of its outstanding service contracts that were too costly to service, as measured by the number of service calls during the year. These cancelled service contracts generated annual revenues of approximately $1.8 million.

         Consolidated cost of services provided and goods sold (excluding depreciation) for 2002 declined 9% versus such costs in 2001. The primary components of cost of services provided and goods sold (excluding depreciation) are salaries, wages and benefits of service technicians and field personnel, material costs, insurance costs and service vehicle costs. Prior to 2002, amortization of goodwill was also included in the cost of services provided and goods sold. Effective December 31, 2001, the adoption of SFAS No. 142 eliminated the amortization of goodwill. This accounting change accounted for 2 percentage points of the 9% decline in cost of services provided and goods sold in 2002 versus 2001. The remaining 7% decline in the cost of services provided and goods sold is consistent with the decline in revenues for 2002 versus 2001.

         G&A expenses for 2002 declined $5.5 million, or 10%, versus 2001 within the following operations (in millions):

Plumbing and Drain Cleaning                          $  5.1
Service America                                          .4
                                                     ------
         Total                                       $  5.5
                                                     ======

The decline in Plumbing and Drain Cleaning G&A is largely attributable to reductions in discretionary compensation and benefits, resulting from failure to achieve profitability targets in 2002, as shown below (in millions):

Elimination of restricted stock awards                                $ 1.8
Reduction in wages and discretionary benefits                           1.0
Reduction in discretionary thrift plan contribution                     1.0
Reduction in incentive compensation                                      .9
Reduction in deferred compensation expense component
   of G&A as the result of adjusting deferred liability
   accruals for market losses on invested assets held
    in benefit trusts                                                    .6
All other                                                               (.2)
                                                                      -----
         Total                                                        $ 5.1
                                                                      =====

The $400,000 reduction in G&A expenses at Service America is attributable to that segment's reduction in the number of administrative employees, necessitated by the decline in the number of service contracts sold and serviced during the year.

         Selling and marketing ("Selling") expenses for 2002 declined $2.6 million, or 5%, versus 2001. This decline is attributable to

Service America's $1.2 million reduction in Selling expenses in 2002 as a result of decreases in the number of selling employees (primarily outbound telemarketing) throughout 2002. Plumbing and Drain Cleaning Selling expenses for 2002 declined $1.4 million versus 2001. Approximately 30% of this reduction was due to lower spending on non-yellow pages advertising and most of the remainder to lower salaries and wages.

         Depreciation expense for 2002 declined $808,000, or 6%, versus 2002. Of this decline, $500,000 was attributable to the decreased depreciation expense at Service America, largely related to fewer purchases of vans for service technicians in recent years. Depreciation expense for Plumbing and Drain Cleaning in 2002 declined slightly versus 2001.

         Impairment, restructuring and similar expenses for 2002 included an impairment charge of $20,342,000 for the write-down of Service America's goodwill to its fair value at December 31, 2002. For 2001, these expenses included the following charges (in thousands):

                                                             Plumbing
                                                             and Drain          Service
                                                             Cleaning           America                  Total
                                                             ---------          --------                -------
Restructuring expenses:
   Cost of exiting HVAC and non-Roto-
      Rooter-branded plumbing businesses                      $11,205           $      -                $11,205
   Cost of closing Service America's
      Tucson branch                                                 -              1,171                  1,171
Expenses not expected to
   recur (similar expenses):
   Charges for accelerating the vesting of
      restricted stock awards in connection
      with the anticipated revision of the
      Company's long-term incentive plans
      in 2002                                                   5,294                146                  5,440
   Severance charges for 10 individuals
      incurred in connection with reducing
      administrative expenses, largely at the
      Plumbing and Drain Cleaning segment's
     corporate office                                           2,909                757                  3,666
   Resolution of overtime pay issues with
      the U.S. Department of Labor, relating
      primarily to Plumbing and Drain Cleaning's
      prior years' compensation expense                         2,749                  -                  2,749
   Property and equipment impairment charges                      337                166                    503
                                                              -------           --------                -------
         Total restructuring and similar expenses             $22,494           $  2,240                $24,734
                                                              =======           ========                =======

         The Company's loss from operations declined from $11.6 million in 2001 to $2.7 million in 2002. Operating expenses for 2002 included an impairment charge of $20.3 million for the write-down of Service America's goodwill. Operating expenses for 2001 included pretax restructuring and similar expenses of $24.7 million and the following other unusual charges (in thousands):

                                                                                Plumbing
                                                                                and Drain     Service
                                                                                Cleaning      America        Total
                                                                                ---------     -------       ------
Amounts included in cost of services provided and goods sold:
      Additional casualty insurance expense recorded to reflect increase in
         valuation of insurance claims for prior years                            $1,411       $    -       $1,411
      Terminated lease obligations                                                     -           69           69
      All other                                                                        -          414          414
Amounts included in G&A expenses:
      Terminated lease obligations                                                   166            -          166
      All other                                                                      417            -          417
                                                                                  ------       ------       ------
            Total other unusual charges                                           $1,994       $  483       $2,477
                                                                                  ======       ======       ======

During 2002, the HVAC and non-Roto-Rooter-branded businesses that were disposed of generated $403,000 in service revenues and sales and operating losses of $106,000. During 2001, these businesses generated service revenues and sales of $6.3 million and operating losses of $754,000. Also in 2001, Service America's Tucson branch generated $1.7 million of service revenues and sales and recorded an operating loss of $430,000.

         The elimination of the restricted stock awards reduced G&A expenses by approximately $1.9 million per year ($1.8 million in the Plumbing and Drain Cleaning segment and $100,000 at Service America) beginning in 2002. The cost of a replacement long-term incentive plan is not estimable at this time. The employee severance charges for Plumbing and Drain Cleaning provided approximately $600,000 in annual savings starting in 2002.

         Interest expense, substantially all of which is classified as unallocated investing and financing -- net, declined from $5.4 million in 2001 to $2.9 million in 2002. This decline is attributable to lower debt levels and lower interest rates in 2002.

         The pretax loss on extinguishment of debt of $2.6 million ($1.7 million aftertax or $.18 per share) in 2001 arose from the Company's decision to retire its higher interest rate debt in December 2001.

         Other income--net declined from $5.0 million in 2001 to $4.3 million in 2002, primarily as a result of an impairment charge of $1.2 million, partially offset by a $441,000 increase in interest income in 2002. The impairment charge arose from the decline in value of the Company's investment in the redeemable preferred stock of Medic One, Inc. ("Medic One"), a privately held provider of ambulance and wheelchair transportation services. During 2002, Medic One violated certain of its debt covenants. As of December 31, 2002, Medic One had not cured the violations or obtained a waiver for such violations. Despite the fact that Medic One reported positive income from operations in 2002 and 2001, it would apparently be unable to continue operations without the continued forbearance of debt covenant violations. If Medic One's lender called its debt, it is likely that Medic One would be forced into bankruptcy or forced liquidation. In such circumstances, the possibility that the Company could recover any significant portion of its investment is considered small. As a result, the Company concluded that the decline in the value of its investment in Medic One was other than temporary at December 31, 2002, and wrote down its investment to its estimated net realizable value (nil).

         Other income--net by reporting category is summarized below (in millions):

                                                2002           2001
                                               -------        -------
Unallocated Investing and Financing--net       $   4.6        $   6.0
Plumbing and Drain Cleaning                        (.7)          (1.9)
Service America                                     .4             .9
                                               -------        -------
         Total                                 $   4.3        $   5.0
                                               =======        =======

The decline in other income classified as unallocated investing and financing--net is attributable to the previously mentioned investment impairment charge. The decline in the Plumbing and Drain Cleaning segment's net other expense for 2002 versus 2001 is attributable primarily to intercompany interest income of $231,000 in 2002 versus expense of $414,000 in 2001. The decline in Service America's net other income for 2002 versus 2001 is attributable to lower interest income primarily as the result of lower interest rates in 2002.

         The Company's effective income tax rate for continuing operations was negative 268.5% in 2002 as compared with positive

31.7% in 2001. The negative effective rate in 2002 is caused by the nondeductibility of Service America's goodwill impairment charge in 2002.

         The loss from continuing operations was $8.9 million ($.90 per share) in 2002 as compared with $10.8 million ($1.11 per share) for 2001. Significant items affecting the loss from continuing operations for 2002 included Service America's aftertax goodwill impairment charge of $20.3 million ($2.06 per share), an aftertax investment impairment charge of $780,000 ($.08 per share) and aftertax capital gains on the sales of investments of $775,000 ($.08 per share). Significant items affecting the loss from continuing operations for 2001 included the aftertax loss from extinguishment of debt ($1.7 million or $.18 per share) and aftertax restructuring and similar expenses and other unusual charges totaling $16.9 million ($1.74 per share) as summarized below (in thousands):

                                                     Plumbing
                                                     and Drain         Service
                                                     Cleaning          America      Total
                                                     ---------         --------    --------
Restructuring expenses:
    Cost of exiting HVAC and non-Roto-
      Rooter-branded plumbing business               $   6,765         $      -    $  6,765
   Cost of closing Service America's
      Tucson branch                                          -              707         707
Expenses not expected to
   recur (similar expenses):
   Charges for accelerating the vesting of
      restricted stock awards in connection
      with the anticipated revision of the
      Company's long-term incentive plans
      in 2002                                            3,417               87       3,504
   Severance charges for 10 individuals
      incurred in connection with reducing
      administrative expenses                            2,033              489       2,522
   Resolution of overtime pay issues with
      the U.S. Department of Labor, relating
      primarily to prior years' compensation
      expense                                            1,656                -       1,656
   Property and equipment impairment                       206              100         306
                                                     ---------         --------    --------
         Total restructuring and
            similar expenses                            14,077            1,383      15,460
Other unusual charges:
   Additional casualty insurance expense
       recorded to reflect increase in valuation
       of insurance claims for prior years                 839                -         839
   Terminated lease obligations                            101               41         142
   Other                                                   254              248         502
                                                     ---------         --------    --------
         Total restructuring and similar
            expenses and other unusual
            charges                                  $  15,271         $  1,672    $ 16,943
                                                     =========         ========    ========

Also affecting the results for 2001 are aftertax goodwill amortization of $3,888,000 ($.40 per share) (amortization of goodwill ceased effective December 31, 2001) and aftertax gains on the sales of investments of $703,000 ($.07 per share).

         Discontinued operations for 2002 included $3.4 million from the operations of and gain on the sale of Patient Care (sold in 2002), a $2.9 million federal income tax refund related to Omnia (sold in 1997), $744,000 additional expense ($1.1 million pretax) for the sublease related to the 1991 sale of DuBois and other adjustments aggregating $797,000. The adjustments to the sublease accrual of $1.1 million in 2002 and $1.8 million in 2001 were made to cover rental charges for vacant space previously occupied by the Company's former subsidiary, DuBois. Prior to December 31, 2002, the sublease accrual was calculated under the assumption that all of the vacant space would be subleased at various dates and at market rental rates. Although the Company was able to sublease varying amounts of space during the past two years, it has been unable to sublease one of the floors covered under its lease. The adjustments made in 2002 decreased the amount of sublease rentals that were assumed to be received to include rentals only from current sublessees. As a result, the sublease accrual now covers the cost of all unoccupied space, plus the shortfall between current sublease rentals and contract rental rates and operating costs. No further charges for this liability are anticipated.

         The net loss declined from $12.2 million ($1.25 per share) in 2001 to a loss of $2.5 million ($.26 per share) in 2002. The net losses include income from discontinued operations of $6.3 million ($.64 per share) in 2002 and a loss from discontinued operations of $1.5 million ($.15 per share) in 2001. Unusual items affecting the net loss for 2002 included Service America's aftertax goodwill impairment charge of $20.3 million ($2.06 per share), an aftertax investment impairment charge of $780,000 ($.08 per share) and aftertax capital gains on the sales of investments of $775,000 ($.08 per share). Unusual items affecting the net loss for 2001 included aftertax restructuring and similar expenses and other unusual charges totaling $16.9 million ($1.74 per share) as summarized above, aftertax goodwill amortization of $3.9 million ($.40 per share -- amortization of goodwill ceased effective December 31, 2001) and aftertax gains on the sales of investments of $703,000 ($.07 per share).

2002 VERSUS 2001 - SEGMENT RESULTS

         The aftertax earnings of the Plumbing and Drain Cleaning segment increased $18.5 million from a loss of $8.8 million in 2001 to income of $9.8 million in 2002. The loss for 2001 included the following aftertax restructuring and similar expenses and other unusual charges (in thousands):

Restructuring expenses:
         Cost of exiting HVAC and non-Roto-Rooter-
                 branded plumbing businesses                                    $    6,765
Expenses not expected to recur (similar expenses):
         Resolution of overtime pay issues with the U.S.
                 Department of Labor, relating primarily to
                 prior years' compensation expense                                   1,656
         Charges for accelerating the vesting of restricted
                 awards in connection with the anticipated
                 revision of the Company's long-term
                 incentive plans                                                     3,417
         Property and equipment impairment charges                                     206
         Severance charges for 9 individuals, incurred in
                 connection with reducing administrative
                 expenses                                                            2,033
                                                                                ----------
         Total restructuring and similar expenses                                   14,077
         Other unusual charges:
                 Additional casualty insurance expense recorded
                          to reflect increase in valuation of insurance
                          claims for prior years                                       839
                 Terminated lease obligations                                          101
                 Other                                                                 254
                                                                                ----------
                                   Total                                        $   15,271
                                                                                ==========

In addition, aftertax amortization of goodwill, which ceased effective December 31, 2001, totaled $3.1 million for 2001 versus nil for 2002.

         The aftertax loss of the Service America segment increased from $686,000 in 2001 to $20.0 million in 2002, primarily due to an aftertax impairment charge of $20.3 million in 2002. The impairment charge is based on an appraisal firm's valuation of Service America's business as of December 31, 2002. The fair value of Service America was calculated using an average of the enterprise value determined under a capital markets valuation and discounted cash flows using updated income and cash flow projections for Service America's business. The capital markets method calculates an enterprise value based on valuations at which comparable businesses sold in the capital markets and based on certain financial ratios and statistics. The income and cash flow projections are updated each year as part of the Company's annual business plan process and take into consideration the changing marketplace and changing operating conditions. The decline in the overall valuation of Service America was a direct result of lower revenue, earnings and cash flow projections due to the continued decline in the contract base of the business (19% decline in 2002). These projections were adjusted to reflect that Service America missed achieving its budgeted revenues for 2002 by $8.7 million, or 13%, and missed achieving its budgeted gross margin by $4.5 million, or 26%.

         Amounts for Service America for 2001 include the following restructuring and similar expenses and other unusual charges (in thousands):

Restructuring expenses:
         Cost of closing Service America's Tucson branch                       $    707
Expenses not expected to recur (similar expenses):
         Severance charges for one individual, incurred in
                  connection with reducing administrative
                  expenses                                                          489
                  Property and equipment impairment charges                         100
                  Charges for accelerating the vesting of restricted stock
                          awards in connection with the anticipated
                          revision of the Company's long-term
                          incentive plans in 2002                                    87
                                                                               --------
                  Total restructuring and similar expenses                        1,383
                  Other unusual charges:
                  Terminated lease obligations                                       41
                  Other                                                             248
                                                                               --------
                                   Total                                       $  1,672
                                                                               ========

In addition, aftertax amortization of goodwill, which ceased effective December 31, 2001, totaled $807,000 for 2001 versus nil for 2002.

         Unallocated investing and financing--net, which includes unallocated financing costs and investment income, increased $897,000 from $414,000 aftertax in 2001 to $1,311,000 aftertax in 2002. The increase is attributable to the following (in thousands):

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
                                                                      =======

CRITICAL ACCOUNTING POLICIES

INSURANCE ACCRUALS

         As the Company self insures for casualty insurance claims (workers' compensation, auto liability and general liability), management closely monitors and frequently evaluates its historical claims experience to estimate the appropriate level of accrual for insured claims. The Company's third-party administrator ("TPA") processes claims on behalf of the Company and reviews claims on a monthly basis. Currently, the Company's exposure on any single claim is capped at $250,000. For most of the years prior to 1999, the caps for general liability and workers compensation were $500,000 per claim.

         In developing its estimates, the Company accumulates historical claims data for the previous 10 years to calculate loss development factors ("LDF") by insurance coverage type. LDFs are applied to known claims to estimate the ultimate potential liability for known and unknown claims for each open policy year. Prior to 2003, the LDFs were updated every three years and reviewed by the Company's outside professional actuaries for reasonableness in view of the Company's claims experience and insurance industry trends. Beginning in 2004, LDFs will be updated annually. The current LDFs were last updated as of March 2003 and will next be updated in March 2004. Because this methodology relies heavily on historical claims data, the key risk is whether the historical claims are an accurate predictor of future claims exposure. The risk also exists that certain claims have been incurred and not reported on a timely basis. To mitigate these risks, the Company, in conjunction with its TPA, closely monitors claims to ensure timely accumulation of data and compares its claims trends with the industry experience of its TPA. As an indication of the sensitivity of the accrued liability to reported claims, the Company's analysis indicates that a 1% across-the-board increase or decrease in the amount of reported claims would increase or decrease the accrued insurance liability at December 31, 2003, by 4.4% or $697,000.

INVESTMENTS

         Equity investments with readily determinable fair values are recorded at their fair values. Other equity investments are recorded at cost, subject to write-down for impairment. The Company regularly reviews its investments for impairment. As a result of this review, in the fourth quarter of 2002, the Company reduced the carrying value of its investment in the redeemable preferred stock of Medic One from its original cost of $1,200,000 to nil. Medic One, a privately held provider of ambulance and wheelchair transportation services, is in violation of certain covenants under a line of credit that expired in November 2002. The lender has not waived such violations and has the right to call the debt. If the debt were called, Medic One could be forced into bankruptcy.

         The Company also has a Patient Care common stock purchase warrant ("PC Warrant") for the purchase of up to 2% of privately held Patient Care. The PC Warrant has a carrying value of $1,445,000, which was its estimated fair value on the date of issuance in October 2002. Patient Care's operating results for 2003 have declined from 2002 levels, but Patient Care remains profitable and paid down significant amounts of bank debt in 2003. The Company views this investment as a long-term investment and believes any decline in the fair value of the PC Warrant is not "other than temporary" as of December 31, 2003. Nonetheless, market conditions could change in the coming year and cause the Company to reassess its valuation of this investment.

EQUITY INVESTMENT (VITAS)

         The Company's 37% investment in Vitas common stock exceeds its share of Vitas' net book value by approximately $18.3 million. On a preliminary basis, the Company estimated that $3.7 million of this excess is attributable to the excess value o f computer software with a five-year life and the remainder to goodwill with an indefinite life. Amortization of this excess reduced the Company's equity in the earnings of Vitas by $97,000 in 2003. In 2004, as a result of completing the acquisition of the 63% of Vitas it did not own in 2003, the Company will conduct a thorough review to value all assets and liabilities of Vitas at their fair values. This, it is possible that the Company will identify other intangible assets with different useful lives.

GOODWILL

         The Company annually tests the goodwill balances of its reporting units for impairment using appraisals performed by a valuation firm. The valuation of each reporting unit is dependent upon many factors, some of which are market-driven and beyond the Company's control. The valuations of goodwill for the Company's Roto-Rooter Services and Roto-Rooter Franchising and Products reporting units indicate that the fair value of goodwill for each of these units exceeds its respective book value by a significant amount. The valuations of Service America in 2003 and 2002 reduced goodwill for this reporting unit to nil.

CRITICAL ACCOUNTING POLICIES RELATED TO VITAS

ALLOWANCE FOR UNCOLLECTIBLE ACCOUNTS

         Vitas' net revenue is reported at the estimated net realizable amounts due from third-party payors, primarily Medicare and Medicaid. Payors may deny payment for services in whole or in part on the basis that such services are not eligible for coverage and do not qualify for reimbursement. Vitas' management estimates denials each period and makes adequate provision for them in its financial statements. Due to the complexity of the laws and regulations affecting the Medicare and Medicaid programs, estimates can and do change by material amounts in future periods.

         Vitas receives biweekly payments for patient services from the Medicare program under the Prospective Interim Payment ("PIP") System. These payments are subsequently applied against specific Medicare accounts as claims are processed by the fiscal intermediary. The unapplied portion of these biweekly PIP payments is recorded as a reduction to patient accounts receivable.

         Vitas maintains a policy of providing an allowance for uncollectible accounts based on a formula tied to the aging of accounts receivable by payor class and historical write-off rates. Vitas provides allowances for specific accounts determined to be uncollectible when such determinations are made. Accounts are written off when all collection efforts are exhausted.

PURCHASE ACCOUNTING

         On a preliminary basis the Company has identified the following fair value adjustments to the historical bases of Vitas' assets (in thousands):

Covenant Not to Compete with Former CEO                 $        18,000
Computer Software                                                10,000
Consulting Agreement with Former CEO                              7,000
                                                        ---------------
          Total                                         $        35,000
                                                        ===============

These assets are assumed to have useful lives of 8 years, 5 years and 7 years, respectively. The Company also anticipates that a significant portion of the excess of the purchase price over the book value of Vitas' assets and liabilities will be allocated to goodwill or other indefinite-lived intangible assets. Upon completion of the Company's review to value all of the assets and liabilities of Vitas at their fair values, it is possible that the Company will identify other intangible assets with different lives, and that the amount of indefinite-lived intangible assets will be significantly less than originally estimated.

RECENT ACCOUNTING STATEMENTS

SFAS NO. 143

         In June 2001, the Financial Accounting Standards Board ("FASB") approved the issuance of Statement of Financial Accounting Standards ("SFAS") No. 143, Accounting for Asset Retirement Obligations. It is effective for fiscal years beginning after June 15, 2002, and requires recognizing legal obligations associated with the retirement of tangible long-lived assets that result from the acquisition, construction or development or normal operation of a long-lived asset. Since the Company has no material asset retirement obligations, the adoption of SFAS No.143 in 2003 did not have a material impact on the Company's financial statements.

SFAS NO. 145

         In April 2002, the FASB approved the issuance of SFAS No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections. It is generally effective for transactions occurring after May 15, 2002. The Company's adoption of SFAS No.145 in 2003 resulted in reclassifying its 2001 loss on early extinguishment of debt from extraordinary to a separate line within continuing operations, but did not otherwise have a material impact on its financial statements.

SFAS NO. 146

         In July 2002, the FASB approved the issuance of SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. Generally, SFAS No. 146 stipulates that defined exit costs (including restructuring and employee termination costs) are to be recorded on an incurred basis rather than on a commitment basis, as was previously required. This statement is effective for exit or disposal activities initiated after December 31, 2002. The Company's adoption of SFAS No. 146 in 2003 did not have a material impact on its financial statements.

FIN NO. 45

         In November 2002, the FASB approved the issuance of FASB Interpretation ("FIN") No. 45, Guarantor's Accounting and Disclosure for Guarantees, Including Indirect Guarantees of Indebtedness of Others. The initial recognition and initial measurement provisions of this interpretation are applicable to guarantees issued or modified after December 31, 2002. The Company's adoption of FIN No. 45 in 2003 did not have a material impact on its financial statements.

SFAS NO. 148

         In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation--Transition and Disclosure. It is effective for annual periods ending, and for interim periods beginning, after December 15, 2002. Because the Company uses Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, to account for stock-based compensation, this statement did not have a material impact on the Company's financial statements.

FIN NO. 46 AND FIN NO. 46R

         In January 2003, the FASB issued FIN No. 46, Consolidation of Variable Interest Entities - an interpretation of Accounting Research Bulletin No. 51. This Interpretation is intended to clarify the application of the majority voting interest requirement of ARB No. 51, Consolidated Financial Statements, to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The controlling financial interest may be achieved through arrangements that do not involve voting interests. FIN No. 46 may be applied prospectively with a cumulative-effect adjustment as of the date on which it is first applied or by restating previously issued financial statements for one or more years with a cumulative-effect adjustment as of the beginning of the first year restated. FIN No. 46 is effective immediately to variable interests in a variable interest equity ("VIE") created or obtained after January 31, 2003. As amended by FASB Staff Position ("FSP") FIN 46-6, FIN No. 46 became effective for variable interests in a VIE created before February 1, 2003 at the end of the first interim or annual period ending after December 15, 2003.

         Subsequent to issuing FIN No. 46 and FSP FIN 46-6, the FASB continued to propose modifications and issue FSPs that changed and clarified FIN No. 46. These modifications and FSPs were subsequently incorporated into FIN No. 46 (revised) ("FIN No. 46R"), which replaces FIN No. 46. Among other things, relative to FIN No. 46, FIN No. 46R a) essentially excludes operating businesses from its provisions subject to four conditions, b) states the provisions of FIN No. 46R are not required to be applied if a company is unable, subject to making an exhaustive effort, to obtain the necessary information, c) includes new definitions and examples of what variable interests are, d) clarifies and changes the definition of a variable interest entity, and e) clarifies and changes the definition and treatment of de facto agents, as that term is defined in FIN No. 46 and FIN No. 46R. FIN No. 46R was issued December 23, 2003. The Company, will apply FIN No. 46R to all variable interest entities at the end of the first quarter of 2004.

         The Company has evaluated its contractual relationships with its Roto-Rooter franchisees and has concluded that its interests in the franchisees are not variable interests as defined in FIN No. 46 and FIN No. 46R. The Company maintains contractual relationships with certain independent contractors to provide plumbing and drain cleaning services in specified territories primarily using the Roto-Rooter name. The Company has no equity interest in any of the independent contractors, but in many cases, loans money to the contractor to assist in financing equipment and working capital needs. The loans are generally partially secured by the contractors' equipment and are guaranteed by the business owner. The Company's contractor agreements do not require its contractors to provide all the financial information necessary to apply the provisions of FIN No. 46R to its contractors. Furthermore, the contractors generally have not provided all the financial data they are required to provide under the contractor agreements.

         The Company evaluated its contractual relationships with the four independent contractors that commenced operations in 2003 ("2003 Contractors") and determined they are potentially subject to consolidation under FIN No. 46 as a result of loans made to the contractors. The Company has been unable to obtain sufficient information necessary to determine whether the 2003 Contractors should be consolidated. The Company is in the process of evaluating the new provisions of FIN No. 46R relative to its 2003 Contractors and to its pre-February 2003 contractor arrangements. At this time, the Company does not believe that the consolidation of any of its contractors, if required under FIN No. 46 or FIN No. 46R, would materially impact its operating results. Instead, consolidation of some, if any, of these arrangements is more likely to result in a "grossing up" of amounts, such as revenues and expenses, with little or no net change to the Company's net income or cash flows. None of these entities has been consolidated in the Company's financial statements.

         Under FIN No. 46, the Company is permitted to consolidate the accounts of the Chemed Capital Trust ("CCT") in its financial statements due to the existence of a call feature of the Preferred Securities whereby the Company can call the Preferred Securities for prepayment. As disclosed above, the Company currently intends to call the Preferred Securities after March 15, 2004, at which time the Preferred Securities may be prepaid without premium.

         When FIN No. 46R becomes fully effective for the Company in the first quarter of 2004, the Company will be required to de-consolidate the accounts of the Chemed Capital Trust, because the call feature may no longer be considered as a condition for consolidation. As a result, the current balance sheet caption that reads "Mandatorily redeemable convertible preferred securities of the Chemed Capital Trust" will be revised to read "Convertible junior subordinated debentures" in the same dollar amount as the Preferred Securities. Within the statement of operations, the "Distributions on preferred securities" will be reclassified as interest expense.

SFAS NO. 150

         In May 2003, the FASB approved the issuance of SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. As a result of the issuance of this pronouncement, the Company now reports the mandatorily redeemable convertible preferred securities of the Chemed Capital Trust as a noncurrent liability rather than in the "mezzanine" (i.e., between liabilities and equity) as reported prior to June 2003. This reclassification does not affect the Company's compliance with its debt covenants. The adoption of this statement did not impact the statement of operations.

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 REGARDING FORWARD-LOOKING INFORMATION

         In addition to historical information, this report contains forward-looking statements and performance trends that are based upon assumptions subject to certain known and unknown risks, uncertainties, contingencies and other factors. Such forward-looking statements and trends include, but are not limited to, those relating to the ability of Service America to increase its gross profit margin, the impact of laws and regulations on Company operations and the recoverability of deferred tax assets. Variances in any or all of the risks, uncertainties, contingencies and other factors from the Company's assumptions could cause actual results to differ materially from these forward-looking statements and trends. The Company's ability to deal with the unknown outcomes of these events, many of which are beyond the control of the Company, may affect the reliability of its projections and other financial matters.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company has an insignificant number of financial instruments held for trading purposes and does not hedge any of its market risks with derivative instruments at December 31, 2003. In connection with the Company's Vitas merger on February 24, 2004, it borrowed $185 million at variable interest rates based on LIBOR. If LIBOR fluctuates by 1/8%, the Company's interest expense on the variable rate debt will increase or decrease approximately $231,000 per annum.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The consolidated financial statements, together with the report thereon of PricewaterhouseCoopers LLP dated March 5, 2004, appearing on pages F-2 through F-33 of this Report on Form 10-K, along with the Supplementary Data (Unaudited Summary of Quarterly Results) appearing on pages F-34 - F-35, are incorporated herein by reference.

         The financial statements of Vitas Healthcare Corporation, a significant investee of the Company, as of September 30, 2002 and 2003 and for the years ended September 30, 2001 through 2003, included on pages F-1 through F-32 of the Company's Report on Form 8-K/A, dated October 14, 2003 and filed on February 23, 2004 are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

ITEM 9A. CONTROLS & PROCEDURES

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

         The Company recently carried out an evaluation, under the supervision of the Company's President and Chief Executive Officer, with the participation of its Vice President and Chief Financial Officer and its Vice President and Controller, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon this evaluation, the Company's President and Chief Executive Officer, Executive Vice President and Vice President and Controller concluded the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company and its consolidated subsidiaries required to be included in the Company's Exchange Act reports. There have been no significant changes in internal control over financial reporting during the year ended December 31, 2003.

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

The additional information required under this Item with respect to the directors and executive officers is set forth in the Company's 2004 Proxy Statement and in Part I hereof under the caption "Executive Officers of the Registrant" and is incorporated herein by reference.

         The Company has adopted a Code of Ethics that applies to the Company's principal executive officer, principal financial officer, principal accounting officer, directors and employees. A copy of this Code of Ethics is being filed with this Report as Exhibit 14 and it is also posted on the Company's Web site, www.rotorooterinc.com. Any amendment to, or waiver from, a provision of the Company's Code of Ethics shall be posted on the Company's Web site.

ITEM 11. EXECUTIVE COMPENSATION

         Information required under this Item is set forth in the Company's 2004 Proxy Statement, which is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Information required under this Item is set forth in the Company's 2004 Proxy Statement, which is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Information required under this Item is set forth in the Company's 2004 Proxy Statement, which is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

         AUDIT FEES

                  PricewaterhouseCoopers LLP billed the Company $536,600 and $613,500, respectively, in aggregate fees and expenses for professional services rendered for the audit of the Company's annual financial statements for the years 2002 and 2003 and the reviews of the financial statements included in the Company's Forms 10-Q for those years.

         AUDIT-RELATED FEES

                  PricewaterhouseCoopers LLP billed the Company $50,200 and $122,400, respectively, in aggregate fees and expenses for audit-related services rendered in 2002 and 2003 and for implementation assistance with internal control provisions of the Sarbanes-Oxley Act of 2002.

         TAX FEES

                  The Company paid PricewaterhouseCoopers LLP $17,950 in fees and expenses for tax services rendered during 2002. No such services were rendered in 2003.

         ALL OTHER FEES

                  PricewaterhouseCoopers LLC billed the Company $2,152 and $2,172, respectively, in aggregate fees for services rendered by PricewaterhouseCoopers LLP, other than the services described above, for the years 2002 and 2003.

         The Audit Committee has adopted a policy which requires the Committee's pre-approval of audit and non-audit services performed by the independent auditor to assure that the provision of such services does not impair the auditor's independence. The Audit Committee pre-approved all of the audit and non-audit services rendered by PricewaterhouseCoopers LLP as listed above.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K

EXHIBITS

  3.1 Certificate of Incorporation of Roto-Rooter, Inc. (formerly named Chemed Corporation).*

  3.2             Certificate of Amendment to Certificate of Incorporation.*

  3.3             By-Laws of Roto-Rooter, Inc.*

  4.1 Offer to Exchange Chemed Capital Trust Convertible Preferred Securities for Shares of Capital Stock, dated as of December 23, 1999.*

  4.2             Chemed Capital Trust, dated as of December 23, 1999.*

  4.3 Amended and Restated Declaration of Trust of Chemed Capital Trust, dated February 7, 2000.*

  4.4 Indenture, dated as of February 24, 2004, between Roto-Rooter, Inc. and LaSalle Bank National Association.

  4.5 Indenture, dated as of February 24, 2004, among Roto-Rooter, Inc., the subsidiary guarantors listed on Schedule I thereto and Wells Fargo Bank, N.A.

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

 10.7 Common Stock Purchase Warrant dated as of October 11, 2002 by and between PCI Holding Corp. and Chemed Corporation. *

 10.8             1986 Stock Incentive Plan, as amended through May 20,
                  1991.*,**

 10.9             1988 Stock Incentive Plan, as amended through May 20,
                  1991.*,**

10.10             1993 Stock Incentive Plan.*,**

10.11             1995 Stock Incentive Plan.*,**

10.12             1997 Stock Incentive Plan.*,**

10.13             1999 Stock Incentive Plan.*,**

10.14             1999 Long-Term Employee Incentive Plan as amended through May
                  20, 2002.*,**

10.15             2002 Stock Incentive Plan.*,**

10.16             2002 Executive Long-Term Incentive Plan.*,**

10.17             Employment Contracts with Executives.*,**

10.18 Amendment to Employment Agreements with Kevin J. McNamara, Thomas C. Hutton and Sandra E. Laney dated August 7, 2002.*,**

10.19 Amendment to Employment Agreements with Timothy S. O'Toole and Arthur V. Tucker dated August 7, 2002.*,**

10.20             Amendment to Employment Agreement with Spencer S. Lee dated
                  May 19, 2003.**

10.21 Amendment to Employment Agreements with Executives dated January 1, 2002.*, **

10.22 Consulting Agreement between Timothy S. O'Toole and PCI Holding Corp. effective October 11, 2002.*,**

10.23 Amendment No. 16 to Employment Agreement with Sandra E. Laney dated March 1, 2003.*,**

10.24             Excess Benefits Plan, as restated and amended, effective June
                  1, 2001.**

10.25             Amendment No. 1 to Excess Benefits Plan, effective July 1,
                  2002.**

10.26             Amendment No. 2 to Excess Benefits Plan, effective November 7,
                  2003.**

10.27             Non-Employee Directors' Deferred Compensation Plan.*,**

10.28             Chemed/Roto-Rooter Savings & Retirement Plan, effective
                  January 1, 1999.*,**

10.29 First Amendment to Chemed/Roto-Rooter Savings & Retirement Plan, effective September 6, 2000.*, **

10.30 Second Amendment to Chemed/Roto-Rooter Savings & Retirement Plan, effective January 1, 2001.*, **

10.31 Third Amendment to Chemed/Roto-Rooter Savings & Retirement Plan, effective December 12, 2001.*, **

10.32 Stock Purchase Agreement by and Among Banta Corporation, Chemed Corporation and OCR Holding Company as of September 24, 1997.*

10.33             Directors Emeriti Plan.*,**

10.34             Second Amendment to Split Dollar Agreement with
                  Executives.*,**

10.35             Split Dollar Agreement with Sandra E. Laney.*,**

10.36             Split Dollar Agreement with Executives.*,**

10.37             Split Dollar Agreement with Edward L. Hutton.*,**

10.38             Split Dollar Agreement with Spencer S. Lee.*,**

10.39 Promissory Note under the Executive Stock Purchase Plan with Edward L. Hutton.*,**

10.40 Promissory Note under the Executive Stock Purchase Plan with Kevin J. McNamara.*,**

10.41 Schedule to Promissory Note under the Executive Stock Purchase Plan with Edward L. Hutton.**

10.42 Schedule to Promissory Note under the Executive Stock Purchase Plan with Kevin J. McNamara.**

10.43             Roto-Rooter Deferred Compensation Plan No. 1, as amended
                  January 1,1998.*,**

10.44             Roto-Rooter Deferred Compensation Plan No. 2.*,**

10.45 Agreement and Plan of Merger, dated as of December 18, 2003, among Roto- Rooter, Inc., Marlin Merger Corp. and Vitas Healthcare Corporation.*

10.46 Credit Agreement, dated as of February 24, 2004, among Roto-Rooter, Inc., the lenders from time to time parties thereto and Bank One, NA, as Administrative Agent.

10.47 Pledge and Security Agreement, dated as of February 24, 2004, among Roto-Rooter, Inc., the subsidiaries of Roto-Rooter, Inc. listed on the signature pages thereto and Bank One, NA, as Collateral Agent.

10.48 Guaranty Agreement, dated as of February 24, 2004, among the subsidiaries of Roto-Rooter, Inc. listed on the signature pages thereto and Bank One, NA, as Administrative Agent.

13.               2003 Annual Report to Stockholders.

14.               Policies on Business Ethics of Roto-Rooter, Inc.

21.               Subsidiaries of Roto-Rooter, Inc.

23                Consent of Independent Accountants.

24                Powers of Attorney.

31.1 Certification by Kevin J. McNamara pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act of 1934.

31.2 Certification by David P. Williams pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act of 1934.

31.3 Certification by Arthur V. Tucker, Jr. pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act of 1934.

32.1 Certification by Kevin J. McNamara pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 Certification by David P. Williams pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

FINANCIAL STATEMENT SCHEDULE

         See Index to Financial Statements and Financial Statement Schedule on page F-1.

REPORTS ON FORM 8-K

         - A Current Report on Form 8-K, dated October 16, 2003, was filed October 21, 2003. The report includes the Company's earnings announcement for the third quarter.

         -

         - A Current Report on Form 8-K, dated October 14, 2003, was filed October 29, 2003. The report disclosed the Company's exercise of Warrants A and B to purchase 4,158,000 shares of Vitas for $18.0 million in cash.

         -

         - A Current Report on Form 8-K, dated October 31, 2003, was filed November 3, 2003. The report includes the Company's press release announcing its intent to restate earnings for the period January 1, 1998 through September 30, 2003 to recognize Yellow Pages advertising expense when the directories are first placed in circulation.

         -

         - A Current Report on Form 8-K, dated December 18, 2003, was filed December 19, 2003. The report disclosed that the Company had entered into a definitive agreement to acquire Vitas Healthcare Corporation.

         -

         - A Current Report on Form 8-K/A, was filed on December 19, 2003 which amended the Current Report on Form 8-K, dated October 14, 2003.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       ROTO-ROOTER, INC.

March 10, 2004                         By /s/ Kevin J. McNamara
                                           ---------------------------
                                           Kevin J. McNamara
                                           President and Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

      Signature                                        Title                                           Date
      ---------                                        -----                                           ----
/s/Kevin J. McNamara                    President and Chief Executive Officer
----------------------                  and a Director (Principal Executive
Kevin J. McNamara                       Officer)


/s/David P. Williams                    Vice President and Chief
----------------------                  Financial Officer
David P. Williams                       (Principal Financial Officer)


/s/Arthur V. Tucker, Jr.                Vice President and Controller                             March 10, 2004
------------------------                (Principal Accounting
Arthur V. Tucker, Jr.                   Officer)


Edward L. Hutton*                       Sandra E. Laney*
Charles H. Erhart, Jr.*                 Timothy S. O'Toole*
Joel F. Gemunder*                       Donald E. Saunders*                       --Directors
Patrick P. Grace*                       George J. Walsh III*
Thomas C. Hutton*                       Frank E. Wood*

------------------

* Naomi C. Dallob by signing her name hereto signs this document on behalf of each of the persons indicated above pursuant to powers of attorney duly executed by such persons and filed with the Securities and Exchange Commission.

   March 10, 2004                                   /s/ Naomi C. Dallob
-----------------------                             ----------------------------
         Date                                       Naomi C. Dallob
                                                    (Attorney-in-Fact)

                   ROTO-ROOTER, INC. AND SUBSIDIARY COMPANIES

         INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

                               2003, 2002 AND 2001

                                                                                           PAGE(S)
ROTO-ROOTER, INC. CONSOLIDATED FINANCIAL
  STATEMENTS AND FINANCIAL STATEMENT SCHEDULE
    Report of Independent Auditors                                                      F-2
    Consolidated Statement of Operations                                                F-3
    Consolidated Balance Sheet                                                          F-4
    Consolidated Statement of Cash Flows                                                F-5
    Consolidated Statement of Changes in Stockholders' Equity                           F-6
    Consolidated Statement of Comprehensive Loss                               F-6
    Notes to Financial Statements                                                       F-7 - F-33
    Unaudited Summary of Quarterly Results                                              F-34 - F-35

    Schedule II -- Valuation and Qualifying Accounts                                    S-1

         The Financial Statement Schedule should be read in conjunction with the consolidated financial statements listed above. Schedules not included have been omitted because they are not applicable or because required information is shown in the financial statements or notes thereto as listed above.

                         REPORT OF INDEPENDENT AUDITORS

To the Stockholders and Board of Directors of Roto-Rooter, Inc.:

         In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, cash flows, changes in stockholders' equity and comprehensive loss present fairly, in all material respects, the financial position of Roto-Rooter, Inc. ("Company") and its subsidiaries at December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement Schedule II, Valuation and Qualifying Accounts, listed in the accompanying index, presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         As discussed in Notes 1 and 4, effective January 1, 2002, the Company adopted the provisions of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets.

/s/ PricewaterhouseCoopers LLP

Cincinnati, Ohio
March 5, 2004

                   ROTO-ROOTER, INC. AND SUBSIDIARY COMPANIES
                      CONSOLIDATED STATEMENT OF OPERATIONS
                      (in thousands, except per share data)

                                                                                 FOR THE YEARS ENDED DECEMBER 31,
                                                                          ----------------------------------------------
                                                                               2003            2002             2001
                                                                          -------------   --------------   -------------
CONTINUING OPERATIONS
     Service revenues and sales                                           $     308,871   $      314,176   $     337,908
                                                                          -------------   --------------   -------------
     Cost of services provided and goods sold (excluding depreciation)          182,810          186,285         205,616
     General and administrative expenses                                         60,309           51,096          56,546
     Selling and marketing expenses                                              45,590           45,544          48,178
     Depreciation                                                                12,054           13,587          14,395
     Impairment, restructuring and similar expenses  (Notes 4 and 5)             15,828           20,342          24,734
                                                                          -------------   --------------   -------------
          Total costs and expenses                                              316,591          316,854         349,469
                                                                          -------------   --------------   -------------
          Loss from operations                                                   (7,720)          (2,678)        (11,561)
     Interest expense                                                            (2,140)          (2,928)         (5,423)
     Distributions on preferred securities  (Note 20)                            (1,071)          (1,079)         (1,113)
     Loss on extinguishment of debt  (Note 12)                                        -                -          (2,617)
     Other income--net  (Note 8)                                                 11,259            4,282           4,987
                                                                          -------------   --------------   -------------
          Income/(loss) before income taxes                                         328           (2,403)        (15,727)
     Income taxes  (Note 9)                                                      (4,749)          (6,451)          4,989
     Equity in earnings of affiliate  (Note 3)                                      922                -               -
                                                                          -------------   --------------   -------------
          Loss from continuing operations                                        (3,499)          (8,854)        (10,738)
DISCONTINUED OPERATIONS  (NOTE 6)                                                    64            6,309          (1,447)
                                                                          -------------   --------------   -------------
NET LOSS                                                                  $      (3,435)  $       (2,545)  $     (12,185)
                                                                          =============   ==============   =============
LOSS PER SHARE
     Loss from continuing operations                                      $       (0.35)  $        (0.90)   $      (1.11)
                                                                          =============   ==============   =============
     Net loss                                                             $       (0.35)  $        (0.26)   $      (1.25)
                                                                          =============   ==============   =============
DILUTED LOSS PER SHARE  (NOTE 17)
     Loss from continuing operations                                      $       (0.35)  $        (0.90)  $       (1.11)
                                                                          =============   ==============   =============
     Net loss                                                             $       (0.35)  $        (0.26)  $       (1.25)
                                                                          =============   ==============   =============

NET LOSS EXCLUDING GOODWILL AMORTIZATION
     Net loss                                                             $      (3,435)  $       (2,545)  $      (7,564)
                                                                          =============   ==============   =============
     Loss per share                                                       $       (0.35)  $        (0.26)  $       (0.78)
                                                                          =============   ==============   =============
     Diluted loss per share  (Note 17)                                    $       (0.35)  $        (0.26)  $       (0.78)
                                                                          =============   ==============   =============

AVERAGE NUMBER OF SHARES OUTSTANDING
     Loss per share                                                               9,924            9,858           9,714
                                                                          =============   ==============   =============
     Diluted loss per share  (Note 17)                                            9,924            9,858           9,714
                                                                          =============   ==============   =============

The Notes to Financial Statements are integral parts of this statement.

                        ROTO-ROOTER, INC. AND SUBSIDIARY COMPANIES
                                 CONSOLIDATED BALANCE SHEET
                        (in thousands, except shares and par value)

                                                                                                     DECEMBER 31,
                                                                                              ------------------------
                                                                                                 2003          2002
                                                                                              ---------      ---------
ASSETS
     Current assets
          Cash and cash equivalents  (Note 10)                                                $  50,587      $  37,731
          Accounts receivable less allowances of  $2,919 (2002--$3,309)                          13,592         14,643
          Inventories                                                                             8,256          9,493
          Statutory deposits                                                                      9,358         12,323
          Current deferred income taxes  (Note 9)                                                10,056          9,894
          Prepaid expenses and other current assets                                              10,236          9,931
                                                                                              ---------      ---------
               Total current assets                                                             102,085         94,015
     Investments of deferred compensation plans held in trust  (Note 14)                         17,743         15,176
     Other investments  (Notes 3 and 16)                                                         25,081         37,326
     Note receivable  (Note 6)                                                                   12,500         12,500
     Properties and equipment, at cost, less accumulated depreciation  (Note 11)                 41,004         48,361
     Identifiable intangible assets less accumulated amortization of $1,704 (2002--$7,167)
       (Note 4)                                                                                     592          2,889
     Goodwill less accumulated amortization  (Note 4)                                           105,335        110,843
     Other assets                                                                                24,729         17,034
                                                                                              ---------      ---------
                    Total Assets                                                              $ 329,069      $ 338,144
                                                                                              =========      =========
LIABILITIES
     Current liabilities
          Accounts payable                                                                    $   7,120      $   5,686
          Current portion of long-term debt  (Note 12)                                              448            409
          Income taxes  (Note 9)                                                                     26            369
          Deferred contract revenue                                                              14,362         17,321
          Accrued insurance                                                                      16,013         17,448
          Other current liabilities  (Note 13)                                                   21,123         23,513
                                                                                              ---------      ---------
               Total current liabilities                                                         59,092         64,746
     Long-term debt  (Note 12)                                                                   25,931         25,603
     Mandatorily Redeemable Convertible Preferred Securities
       of the Chemed Capital Trust  (Note 20)                                                    14,126              -
     Deferred compensation liabilities  (Note 14)                                                17,733         15,196
     Other liabilities  (Note 13)                                                                19,494         19,991
     Commitments and Contingencies  (Notes 13, 15, 19, 22 and 23)
                                                                                              ---------      ---------
                    Total Liabilities                                                           136,376        125,536
                                                                                              ---------      ---------

MANDATORILY REDEEMABLE CONVERTIBLE PREFERRED SECURITIES
     OF THE CHEMED CAPITAL TRUST  (NOTE 20)                                                           -         14,186
                                                                                              ---------      ---------

STOCKHOLDERS' EQUITY
     Capital stock--authorized 15,000,000 shares $1 par; issued 13,452,907 shares
       (2002--13,448,475 shares)                                                                 13,453         13,448
     Paid-in capital                                                                            170,501        168,299
     Retained earnings                                                                          119,746        127,938
     Treasury stock--3,508,663 shares (2002--3,630,689 shares), at cost                        (109,427)      (111,582)
     Unearned compensation  (Note 14)                                                            (2,954)        (4,694)
     Deferred compensation payable in Company stock  (Note 14)                                    2,308          2,280
     Notes receivable for shares sold  (Note 18)                                                   (934)          (952)
     Accumulated other comprehensive income                                                           -          3,685
                                                                                              ---------      ---------
                    Total Stockholders' Equity                                                  192,693        198,422
                                                                                              ---------      ---------
                    Total Liabilities and Stockholders' Equity                                $ 329,069      $ 338,144
                                                                                              =========      =========

The Notes to Financial Statement are integral parts of this statement.

                 ROTO-ROOTER, INC. AND SUBSIDIARY COMPANIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (in thousands)

                                                                                        FOR THE YEARS ENDED DECEMBER 31,
                                                                                      ------------------------------------
                                                                                        2003          2002          2001
                                                                                      --------      --------      ---------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net loss                                                                         $ (3,435)     $ (2,545)     $(12,185)
     Adjustments to reconcile net loss to net cash provided by operations
          Depreciation and amortization                                                 12,809        14,356        21,273
          Noncash restructuring and impairment charges                                  15,828        21,542        15,150
          Gains on redemption and sales of available-for-sale investments               (5,390)       (1,141)         (993)
          Provision for uncollectible accounts receivable                                2,019         1,808         2,866
          Provision for deferred income taxes                                             (501)          459        (6,173)
          Discontinued operations  (Note 6)                                                (64)       (6,309)        1,447
          Changes in operating assets and liabilities, excluding
            amounts acquired in business combinations
                  Increase in accounts receivable                                         (968)       (2,351)         (411)
                  Decrease in statutory reserve requirements                             2,965         1,008           715
                  Decrease in inventories                                                1,237           931            79
                  Decrease/(increase) in prepaid expenses and other
                    current assets                                                        (746)         (666)          990
                  Increase/(decrease)  in accounts payable, deferred
                    contract revenue and other current liabilities                      (5,253)       (6,724)        7,059
                  Increase/(decrease) in income taxes                                    2,732         4,096        (5,535)
                  Decrease/(increase) in other assets                                   (2,243)       (1,253)          233
                  Increase/(decrease) in other liabilities                               2,937          (621)          (96)
          Noncash expense of internally financed ESOPs                                   1,740         2,742         4,109
          Equity in earnings of affiliate                                                 (922)            -             -
          Other sources/(uses)                                                            (155)        1,562        (1,405)
                                                                                      --------      --------      --------
          Net cash provided by continuing operations                                    22,590        26,894        27,123
          Net cash provided by discontinued operations  (Note 6)                             -         2,629         7,258
                                                                                      --------      --------      --------
               Net cash provided by operating activities                                22,590        29,523        34,381
                                                                                      --------      --------      --------
CASH FLOWS FROM INVESTING ACTIVITIES
     Proceeds from redemption of available-for-sale investments  (Notes 3 and 16)       27,270             -             -
     Purchase of equity investment in affiliate  (Notes 3 and 16)                      (17,999)            -             -
     Capital expenditures                                                              (11,178)      (11,855)      (14,457)
     Deposit to secure merger offer  (Note 23)                                         (10,000)            -             -
     Proceeds from sales of available-for-sale investments  (Note 16)                    4,493         1,917         1,377
     Business combinations, net of cash acquired  (Note 7)                              (3,850)       (1,236)       (1,555)
     Proceeds from sales of property and equipment                                       2,747         2,479         3,676
     Net proceeds/(uses) from sale of discontinued operations  (Note 6)                  1,091        50,676        (6,332)
     Investing activities of discontinued operations  (Note 6)                               -          (469)         (900)
     Purchase of Roto-Rooter minority interest                                               -           (83)         (820)
     Other uses                                                                           (356)         (413)          (78)
                                                                                      --------      --------      --------
               Net cash provided /(used) by investing activities                        (7,782)       41,016       (19,089)
                                                                                      --------      --------      --------
CASH FLOWS FROM FINANCING ACTIVITIES
     Dividends paid                                                                     (4,761)       (4,438)       (4,384)
     Issuance of capital stock                                                           3,287         1,547           735
     Purchases of treasury stock                                                          (637)       (3,214)       (1,226)
     Repayment of long-term debt  (Note 12)                                               (409)      (40,378)      (46,377)
     Proceeds from issuance of long-term debt  (Note 12)                                     -         5,000        35,000
     Other sources/(uses)                                                                  568           (50)         (293)
                                                                                      --------      --------      --------
               Net cash used by financing activities                                    (1,952)      (41,533)      (16,545)
                                                                                      --------      --------      --------
INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS                                        12,856        29,006        (1,253)
Cash and cash equivalents at beginning of year                                          37,731         8,725         9,978
                                                                                      --------      --------      --------

Cash and cash equivalents at end of year                                              $ 50,587      $ 37,731      $  8,725
                                                                                      ========      ========      ========

The Notes to Financial Statements are integral parts of this statement.

             ROTO-ROOTER, INC. AND SUBSIDIARY COMPANIES
      CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                (in thousands, except per share data)

                                                                                                        TREASURY
                                                            CAPITAL       PAID-IN        RETAINED        STOCK-        UNEARNED
                                                            STOCK         CAPITAL        EARNINGS       AT COST      COMPENSATION
                                                          ----------     ----------     ----------     ----------    ------------
Balance at December 31, 2000                              $  13,318      $ 162,618      $ 151,596      $(105,249)     $ (16,683)
Net loss                                                          -              -        (12,185)             -              -
Dividends paid ($.44 per share)                                   -              -         (4,384)             -              -
Stock awards and exercise of stock
 options  (Note 18)                                             119          5,055              -         (3,654)         5,138
Decrease in unearned compensation ( Note 14)                      -              -              -              -          4,109
Transfer of deferred compensation payable
 to other liabilities                                             -             14              -            (14)             -
Other comprehensive income                                        -              -              -              -              -
Purchases of treasury stock                                       -              -              -           (219)             -
Payments on notes receivable  (Note 18)                           -              -              -         (1,288)             -
Other                                                             1           (145)            13              -              -
                                                          ---------      ---------      ---------      ---------      ---------
    Balance at December 31, 2001                             13,438        167,542        135,040       (110,424)        (7,436)
Net loss                                                          -              -         (2,545)             -              -
Dividends paid ($.45 per share)                                   -              -         (4,438)             -              -
Decrease in unearned compensation ( Note 14)                      -              -              -              -          2,742
Stock awards and exercise of stock options
 (Note 18)                                                       23            974              -         (2,114)             -
Other comprehensive loss                                          -              -              -              -              -
Payments on notes receivable  (Note 18)                           -              -              -           (338)             -
Purchases of treasury stock                                       -              -              -            (51)             -
Distribution of assets to settle deferred
 compensation liabilities                                         -              -              -          1,066              -
Other                                                           (13)          (217)          (119)           279              -
                                                          ---------      ---------      ---------      ---------      ---------
    Balance at December 31, 2002                             13,448        168,299        127,938       (111,582)        (4,694)
NET LOSS                                                          -              -         (3,435)             -              -
DIVIDENDS PAID ($.48 PER SHARE)                                   -              -         (4,761)             -              -
DECREASE IN UNEARNED COMPENSATION ( NOTE 14)                      -              -              -              -          1,740
STOCK AWARDS AND EXERCISE OF STOCK OPTIONS
 (NOTE 18)                                                        3          1,620              -          2,216              -
OTHER COMPREHENSIVE LOSS                                          -              -              -              -              -
PAYMENTS ON NOTES RECEIVABLE  (NOTE 18)                           -              -              -            (23)             -
PURCHASES OF TREASURY STOCK                                       -              -              -            (69)             -
DISTRIBUTION OF ASSETS TO SETTLE DEFERRED
 COMPENSATION LIABILITIES                                         -              -              -             31              -
OTHER                                                             2            582              4              -              -
                                                          ---------      ---------      ---------      ---------      ---------
    BALANCE AT DECEMBER 31, 2003                          $  13,453      $ 170,501      $ 119,746      $(109,427)     $  (2,954)
                                                          =========      =========      =========      =========      =========

                                                           DEFERRED
                                                         COMPENSATION    ACCUMULATED       NOTES
                                                          PAYABLE IN       OTHER        RECEIVABLE
                                                            CAPITAL    COMPREHENSIVE        FOR
                                                            STOCK          INCOME       SHARES SOLD       TOTAL
                                                         ------------  -------------    -----------    ----------
Balance at December 31, 2000                              $   5,500      $   3,237      $  (2,886)     $ 211,451
Net loss                                                          -              -              -        (12,185)
Dividends paid ($.44 per share)                                   -              -              -         (4,384)
Stock awards and exercise of stock
 options  (Note 18)                                               -              -              -          6,658
Decrease in unearned compensation ( Note 14)                      -              -              -          4,109
Transfer of deferred compensation payable
 to other liabilities                                        (2,293)             -              -         (2,293)
Other comprehensive income                                        -            977              -            977
Purchases of treasury stock                                       -              -              -           (219)
Payments on notes receivable  (Note 18)                           -              -          1,484            196
Other                                                            81              -           (100)          (150)
                                                          ---------      ---------      ---------      ---------
    Balance at December 31, 2001                              3,288          4,214         (1,502)       204,160
Net loss                                                          -              -              -         (2,545)
Dividends paid ($.45 per share)                                   -              -              -         (4,438)
Decrease in unearned compensation ( Note 14)                      -              -              -          2,742
Stock awards and exercise of stock options
 (Note 18)                                                        -              -              -         (1,117)
Other comprehensive loss                                          -           (529)             -           (529)
Payments on notes receivable  (Note 18)                           -              -            576            238
Purchases of treasury stock                                       -              -              -            (51)
Distribution of assets to settle deferred
 compensation liabilities                                    (1,066)             -              -              -
Other                                                            58              -            (26)           (38)
                                                          ---------      ---------      ---------      ---------
    Balance at December 31, 2002                              2,280          3,685           (952)       198,422
NET LOSS                                                          -              -              -         (3,435)
DIVIDENDS PAID ($.48 PER SHARE)                                   -              -              -         (4,761)
DECREASE IN UNEARNED COMPENSATION ( NOTE 14)                      -              -              -          1,740
STOCK AWARDS AND EXERCISE OF STOCK OPTIONS
 (NOTE 18)                                                        -              -              -          3,839
OTHER COMPREHENSIVE LOSS                                          -         (3,685)             -         (3,685)
PAYMENTS ON NOTES RECEIVABLE  (NOTE 18)                           -              -             34             11
PURCHASES OF TREASURY STOCK                                       -              -              -            (69)
DISTRIBUTION OF ASSETS TO SETTLE DEFERRED
 COMPENSATION LIABILITIES                                       (31)             -              -              -
OTHER                                                            59              -            (16)           631
                                                          ---------      ---------      ---------      ---------
     BALANCE AT DECEMBER 31, 2003                         $   2,308      $       -      $    (934)     $ 192,693
                                                          =========      =========      =========      =========

CONSOLIDATED STATEMENT OF COMPREHENSIVE LOSS
(in thousands)

                                                                              FOR THE YEARS ENDED DECEMBER 31,
                                                                           ------------------------------------
                                                                             2003          2002          2001
                                                                           --------      --------      --------

Net loss                                                                   $ (3,435)     $ (2,545)     $(12,185)
                                                                           --------      --------      --------
Other comprehensive income/(loss), net of income tax
   Unrealized holding gains/(losses) on available-for-sale investments
     arising during the period                                                 (334)          246         1,680
   Less: Reclassification adjustment for gains on available-for-sale
     investments arising during the period                                   (3,351)         (775)         (703)
                                                                           --------      --------      --------
       Total                                                                 (3,685)         (529)          977
                                                                           --------      --------      --------
Comprehensive loss                                                         $ (7,120)     $ (3,074)     $(11,208)
                                                                           ========      ========      ========

The Notes to Financial Statements are integral parts of these statements.

ROTO-ROOTER, INC. AND SUBSIDIARY COMPANIES
NOTES TO FINANCIAL STATEMENTS

1. SUMMARY OF ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

         The consolidated financial statements include the accounts of Roto-Rooter, Inc., its wholly owned subsidiaries and the accounts of the Chemed Capital Trust ("CCT"). All significant intercompany transactions have been eliminated. Long-term investments in affiliated companies representing ownership interests of 20% to 50% are accounted for using the equity method.

         Under current accounting rules, the accounts of the CCT are consolidated and the Mandatorily Redeemable Preferred Securities ("Preferred Securities") of the CCT are classified as a noncurrent liability on the Company's consolidated balance sheet. Distributions on the Preferred Securities are classified on a separate line as a nonoperating expense on the consolidated statement of operations. Under accounting rules that become effective for the quarter ending March 31, 2004, the CCT will be deconsolidated and the Company's Junior Subordinated Debentures due 2030 ("JSD"), all of which are held by the CCT, will be shown as a liability on the Company's balance sheet in the face amount equal to the value of the Preferred Securities outstanding. Interest expense of the JSD will be classified as interest expense on the consolidated statement of operations.

CASH EQUIVALENTS

         Cash equivalents comprise short-term highly liquid investments that have been purchased within three months of their dates of maturity.

ACCOUNTS AND LOANS RECEIVABLE

         Trade accounts receivables and loans are recorded at the principal balance outstanding less estimated allowance for uncollectible accounts. Generally, allowances for trade accounts receivable are provided for accounts more than 90 days past due, although collection efforts continue beyond that time. Due to the small number of loans receivable outstanding, allowances for loan losses are determined on a case-by-case basis. Final write-off of overdue accounts or loans receivable is made when all reasonable collection efforts have been made and payment is not forthcoming. Management closely monitors its receivables and periodically reviews procedures for the granting of credit to ensure losses are held to a minimum.

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

OTHER INVESTMENTS

         At December 31, 2003, other investments, all of which are classified as available-for-sale, include a 37% equity ownership interest in the common stock of privately held Vitas Healthcare Corporation ("Vitas"), one common stock purchase warrant of Vitas, a common stock purchase warrant in privately held Patient Care, Inc. ("Patient Care"), a former subsidiary of the Company, and the redeemable preferred stock of privately held Medic One, Inc. ("Medic One").

         At December 31, 2002, other investments, all of which are classified as available-for-sale, include the redeemable preferred stock of Vitas, three common stock purchase warrant of Vitas, a common stock purchase warrant in Patient Care, the redeemable preferred stock of Medic One and several publicly traded common stocks.

         Equity investments that are publicly traded are recorded at their fair value with unrealized gains and losses, net of taxes, included in other comprehensive income on the balance sheet. The Company's equity investment in the common stock of Vitas and other privately held investments are carried at cost, subject to write-down for impairment. The Company's equity investment in Vitas is accounted for using the equity method of accounting.

         All investments are reviewed periodically for impairment based on available market and financial data. For its investment in Vitas, the Company reviews Vitas' unaudited monthly operating data and audited annual financial statements on a timely basis. In addition, the Company's treasurer sits on the Vitas Board of Directors. If the market value or net realizable value of the investment is less than the Company's cost and this decline is determined to be other than temporary, a write-down to fair value is made, and a realized loss is recorded in the statement of operations.

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

         The weighted average lives of the Company's gross properties and equipment at December 31, 2003, were:

                                      LIFE
                                      ----
Computer equipment                    2.3 yrs.
Machinery and equipment               6.3
Furniture and fixtures                8.0
Transportation equipment              5.9
Computer software                     7.5
Buildings                            23.4

INTANGIBLE ASSETS

         Identifiable intangible assets arise from purchase business combinations and are amortized using the straight-line method over the estimated useful lives of the assets. In accordance with Financial Accounting Standards Board ("FASB") Statement No. 142, Goodwill and Other Intangible Assets, amortization of goodwill ceased effective December 31, 2001. Beginning January 1, 2002, goodwill is tested at least annually for impairment. For 2001 and earlier years, goodwill acquired prior to July 1, 2001, was amortized using the straight-line method over the estimated useful life, but not in excess of 40 years. The weighted average lives of the Company's gross identifiable intangible assets at December 31, 2003, were:

                                   LIFE
                                -----------
Covenants not to compete         5.0 yrs.
Customer lists                  12.7

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

GUARANTEES

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

ADVERTISING

         The Company expenses the production costs of advertising the first time the advertising takes place. Costs of yellow pages listings are expensed when the directories are placed in circulation. Other advertising costs are expensed as incurred. Advertising expense for the year ended December 31, 2003, was $17,087,000 (2002 -- $17,520,000; 2001 -- $18,362,000).

DIVIDEND INCOME

         Dividends on redeemable preferred stock investments are cumulative and are recorded during the quarter they are earned. All other dividends are recognized when declared.

COMPUTATION OF EARNINGS PER SHARE

         Earnings per share are computed using the weighted average number of shares of capital stock outstanding. Diluted earnings per share reflect the dilutive impact of the Company's outstanding stock options and nonvested stock awards. Diluted earnings per share also assume the conversion of the Preferred Securities into capital stock only when the impact is dilutive on earnings per share from continuing operations.

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

         The following table illustrates the effect on net loss and loss per share if the Company had applied the fair-value-recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation (in thousands, except per share data):

                                                                         FOR THE YEARS ENDED DECEMBER 31,
                                                                 ------------------------------------------------
                                                                    2003               2002                2001
                                                                 ----------         ----------          ----------
Net loss                                                         $  (3,435)         $  (2,545)          $ (12,185)

Add: stock-based compensation expense included
     in net income as reported, net of income tax effects               95                120               4,113

Deduct: total stock-based employee compensation
        determined under a fair-value-based method for all
        stock options and awards, net of income tax effects           (952)              (767)             (4,444)
                                                                 ---------          ---------           ---------
Pro forma net loss                                               $  (4,292)         $  (3,192)          $ (12,516)
                                                                 =========          =========           =========
Loss per share
      As reported                                                $   (0.35)         $   (0.26)          $   (1.25)
                                                                 =========          =========           =========
      Pro forma                                                  $   (0.43)         $   (0.32)          $   (1.29)
                                                                 =========          =========           =========
Diluted loss per share
      As reported                                                $   (0.35)         $   (0.26)          $   (1.25)
                                                                 =========          =========           =========
      Pro forma                                                  $   (0.43)         $   (0.32)          $   (1.29)
                                                                 =========          =========           =========

The above pro forma data were calculated using the Black-Scholes option-valuation method to value the Company's stock options granted in 2003 and prior years. Key assumptions include:

                                                                          FOR THE YEARS ENDED
                                                                              DECEMBER 31,
                                                                           2003       2002
                                                                          ------     ------
Weighted average grant-date fair value of options granted                 $10.14     $11.18
Risk-free interest rate                                                      3.2%       4.8%
Expected volatility                                                         27.8       25.1
Expected life of options                                                   6 YRS.     6 yrs.

         No options were granted in 2001; however, for 2002 and 2003, it was assumed that the annual dividend would be increased $.01 per share per quarter biannually in the fourth quarter. This assumption was based on the facts and circumstances that existed at the time options were granted and should not be construed to be an indication of future dividend amounts to be paid.

INSURANCE ACCRUALS

         The Company is self-insured for casualty insurance claims, subject to a stop-loss policy with a maximum per-occurrence limit of $250,000. Management consults with insurance professionals and closely monitors and evaluates its historical claims experience to estimate the appropriate level of accrual for incurred claims.

ESTIMATES

         The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

RECLASSIFICATIONS

         In April 2002, the FASB approved the issuance of Statement of Financial Accounting Standards ("SFAS") No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections. It is generally effective for transactions occurring after May 15, 2002. The Company's adoption of SFAS No.145 in 2003 resulted in reclassifying its 2001 loss on early extinguishment of debt from extraordinary to a separate line within continuing operations, but did not otherwise have a material impact on its financial statements.

         In May 2003, the FASB approved the issuance of SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. As a result of the issuance of this pronouncement, the Company now reports the mandatorily redeemable convertible preferred securities of the Chemed Capital Trust as a noncurrent liability rather than in the "mezzanine" (i.e., between liabilities and equity) as reported prior to June 2003. This reclassification does not affect the Company's compliance with its debt covenants. The adoption of this statement did not impact the statement of operations.

         For 2003 and 2002, the Company reclassified its noncurrent income taxes from income taxes payable (within current liabilities) to other liabilities (within noncurrent liabilities). In addition, certain other amounts in prior years' financial statements have been reclassified to conform to the 2003 presentation.

RECENT ACCOUNTING STATEMENTS

         In January 2003, the FASB issued FASB Interpretation ("FIN") No. 46, Consolidation of Variable Interest Entities - an interpretation of Accounting Research Bulletin No. 51. This Interpretation is intended to clarify the application of the majority voting interest requirement of ARB No. 51, Consolidated Financial Statements, to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The controlling financial interest may be achieved through arrangements that do not involve voting interests. FIN No. 46 may be applied prospectively with a cumulative-effect adjustment as of the date on which it is first applied or by restating previously issued financial statements for one or more years with a cumulative-effect adjustment as of the beginning of the first year restated. FIN No. 46 is effective immediately to variable interests in a variable interest equity ("VIE") created or obtained after January 31, 2003. As amended by FASB Staff Position ("FSP") FIN 46-6, FIN No. 46 became effective for variable interests in a VIE created before February 1, 2003, at the end of the first interim or annual period ending after December 15, 2003.

         Subsequent to issuing FIN No. 46 and FSP FIN No. 46-6, the FASB continued to propose modifications and issue FSPs that changed and clarified FIN No. 46. These modifications and FSPs were subsequently incorporated into FIN No. 46 (revised) ("FIN No. 46R"), which replaces FIN No. 46. Among other things, relative to FIN No. 46, FIN No. 46R a) essentially excludes operating businesses from its provisions subject to four conditions, b) states the provisions of FIN No. 46R are not required to be applied if a company is unable, subject to making an exhaustive effort, to obtain the necessary information, c) includes new definitions and examples of what variable interests are, d) clarifies and changes the definition of a variable interest entity, and e) clarifies and changes the definition and treatment of de facto agents, as that term is defined in FIN No. 46 and FIN No. 46R. FIN No. 46R was issued December 23, 2003. The Company will apply FIN No. 46R to all variable interest entities at the end of the first quarter of 2004.

         The Company has evaluated its contractual relationships with its Roto-Rooter franchisees and has concluded that its interests in the franchisees are not variable interests as defined in FIN No. 46 and FIN No. 46R. The Company maintains contractual relationships with certain independent contractors to provide plumbing and drain cleaning services in specified territories primarily using the Roto-Rooter name. The Company has no equity interest in any of the independent contractors, but in many cases, loans money to the contractor to assist in financing equipment and working capital needs. The loans are generally partially secured by the contractors' equipment and are guaranteed by the business owner. The Company's contractor agreements do not require its contractors to provide all the financial information necessary to apply the provisions of FIN No. 46R to its contractors. Furthermore, the contractors generally have not provided all the financial data they are required to provide under the contractor agreements.

         The Company has evaluated its contractual relationships with the four independent contractors that commenced operations in 2003 ("2003 Contractors") and determined they are potentially subject to consolidation under FIN No. 46 as a result of loans made to them. The Company has been unable to obtain sufficient information necessary to determine whether the 2003 Contractors should be consolidated. The Company is in the process of evaluating the new provisions of FIN No. 46R relative to its 2003 Contractors and to its pre-February 2003 contractor arrangements. At this time, the Company does not believe that the consolidation of any of its contractors, if required under FIN No. 46 or FIN No. 46R, would materially impact its operating results. Instead, consolidation of some, if any, of these arrangements is more likely to result in a "grossing up" of amounts such as revenues and expenses with little or no net change to the Company's net income or cash flows. None of these entities has been consolidated in the Company's financial statements.

         Under FIN No. 46, the Company is permitted to consolidate the accounts of the Chemed Capital Trust in its financial statements due to the existence of a call feature of the Preferred Securities whereby the Company can call the Preferred Securities for prepayment. As disclosed above, the Company currently intends to call the Preferred Securities after March 15, 2004, at which time the Preferred Securities may be prepaid without premium.

         When FIN No. 46R becomes fully effective for the Company in the first quarter of 2004, the Company will be required to de-consolidate the accounts of the Chemed Capital Trust, because the call feature may no longer be considered as a condition for consolidation. As a result, the current balance sheet caption that reads "Mandatorily redeemable convertible preferred securities of the Chemed Capital Trust" will be revised to read "Convertible junior subordinated debentures" in the same dollar amount as the Preferred Securities. Within the statement of operations, the "Distributions on preferred securities" will be reclassified as interest expense.

2. SEGMENTS AND NATURE OF THE BUSINESS

         During the second quarter of 2003, the corporate-office administrative functions for employee benefits, retirement services, risk management, public relations, cash management and taxation were combined with the Plumbing and Drain Cleaning business to enable the Company to benefit from economies of scale. In May 2003, the shareholders of the Company approved changing the corporation's name from Chemed Corporation to Roto-Rooter, Inc. ("Roto-Rooter"). Due to these changes and the changing composition of businesses comprising the Company over the past several years, management re-evaluated the Company's segment reporting as it relates to corporate-office administrative expenses. The discontinuance of businesses in 1997 [the Omnia Group ("Omnia") and National Sanitary Supply Company ("National")], 2001 [Cadre Computer Resources, Inc. ("Cadre Computer")] and 2002 (Patient Care) results in more than 80% of the Company's business being represented by Roto-Rooter's Plumbing and Drain Cleaning business.

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

         The Plumbing and Drain Cleaning segment provides plumbing and draining cleaning services, and Service America Network Inc. ("Service America") provides major-appliance and heating/air-conditioning ("HVAC") repair, maintenance and replacement services. Relative contributions of each segment to service revenues and sales were 84% and 16%, respectively, in 2003.

        The reportable segments have been defined along service lines, consistent with the way the businesses are managed. In determining reportable segments, the Roto-Rooter Services, Roto-Rooter Franchising and Products and Roto-Rooter HVAC and non-Roto-Rooter brand operating segments of the Plumbing and Drain Cleaning segment have been aggregated on the basis of possessing similar operating and financial characteristics. The characteristics of these operating segments and the basis for aggregation are reviewed annually. Accordingly, the reportable segments are defined as follows:

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

         Segment data for the Company's continuing operations are set forth below (in thousands, except footnote data):

                                                               FOR THE YEARS ENDED DECEMBER 31,
                                                            ---------------------------------------
                                                               2003          2002            2001
                                                            ---------      ---------      ---------
REVENUES BY TYPE OF SERVICE
   Plumbing and Drain Cleaning
      Sewer and drain cleaning                              $ 106,127      $ 106,125      $ 109,250
      Plumbing repair and maintenance                         101,590         98,812        105,803
      Industrial and municipal sewer and drain cleaning        15,876         14,660         14,526
      Contractors                                              14,125         12,350         11,873
      HVAC repair and maintenance                               3,044          3,746          9,859
      Other products and services                              20,013         17,994         18,042
                                                            ---------      ---------      ---------
         Total Plumbing and Drain Cleaning                    260,775        253,687        269,353
                                                            ---------      ---------      ---------
   Service America

      Repair services under contracts                          36,384         45,182         51,299
      Demand repair services                                   11,712         15,307         17,256
                                                            ---------      ---------      ---------
         Total Service America                                 48,096         60,489         68,555
                                                            ---------      ---------      ---------
           Total service revenues and sales                 $ 308,871      $ 314,176      $ 337,908
                                                            =========      =========      =========
AFTERTAX SEGMENT EARNINGS/(LOSS)

   Plumbing and Drain Cleaning (a)                          $   6,528      $   9,796      $  (8,765)
   Service America (b)                                        (14,687)       (19,961)          (686)
                                                            ---------      ---------      ---------
      Total segment loss                                       (8,159)       (10,165)        (9,451)
   Unallocated investing and financing--net (c)                 4,660          1,311            414
   Loss on extinguishment of debt                                   -              -         (1,701)
   Discontinued operations                                         64          6,309         (1,447)
                                                            ---------      ---------      ---------
      Net loss                                              $  (3,435)     $  (2,545)     $ (12,185)
                                                            =========      =========      =========

                                                       FOR THE YEARS ENDED DECEMBER 31,
                                                   ---------------------------------------
                                                      2003          2002            2001
                                                   ----------     ---------      ---------
INTEREST INCOME
   Plumbing and Drain Cleaning                     $     817      $     549      $     243
   Service America                                       294            413            799
                                                   ---------      ---------      ---------
      Subtotal                                         1,111            962          1,042
   Unallocated investing and financing--net            2,187          2,644          2,010
   Intercompany eliminations                            (581)          (298)          (180)
                                                   ---------      ---------      ---------
         Total interest income                     $   2,717      $   3,308      $   2,872
                                                   =========      =========      =========
INTEREST EXPENSE
   Plumbing and Drain Cleaning                     $     210      $     153      $     223
   Service America                                        34             59              -
                                                   ---------      ---------      ---------
      Subtotal                                           244            212            223
   Unallocated investing and financing--net            1,896          2,716          5,614
   Intercompany eliminations                               -              -           (414)
                                                   ---------      ---------      ---------
         Total interest expense                    $   2,140      $   2,928      $   5,423
                                                   =========      =========      =========
INCOME TAX PROVISION
   Plumbing and Drain Cleaning                     $   4,645      $   6,535      $  (3,380)
   Service America                                    (1,431)           418            437
                                                   ---------      ---------      ---------
      Subtotal                                         3,214          6,953         (2,943)
   Unallocated investing and financing--net            1,535           (502)        (2,046)
                                                   ---------      ---------      ---------
         Total income tax provision                $   4,749      $   6,451      $  (4,989)
                                                   =========      =========      =========
IDENTIFIABLE ASSETS
   Plumbing and Drain Cleaning                     $ 172,380      $ 166,308      $ 174,083
   Service America                                    25,655         49,729         71,399
                                                   ---------      ---------      ---------
      Total identifiable assets                      198,035        216,037        245,482
   Unallocated investing and financing--net(d)       131,034        122,107         74,665
   Discontinued operations                                 -              -         81,310
                                                   ---------      ---------      ---------
         Total assets                              $ 329,069      $ 338,144      $ 401,457
                                                   =========      =========      =========
ADDITIONS TO LONG-LIVED ASSETS (e)
   Plumbing and Drain Cleaning                     $  12,610      $   9,433      $  10,892
   Service America                                       797          3,414          4,696
                                                   ---------      ---------      ---------
      Subtotal                                        13,407         12,847         15,588
   Unallocated investing and financing--net(d)         1,621            184            424
                                                   ---------      ---------      ---------
         Total additions                           $  15,028      $  13,031      $  16,012
                                                   =========      =========      =========
DEPRECIATION AND AMORTIZATION (f)
   Plumbing and Drain Cleaning                     $   9,388      $  10,214      $  14,128
   Service America                                     2,965          3,633          4,951
                                                   ---------      ---------      ---------
      Subtotal                                        12,353         13,847         19,079
   Unallocated investing and financing--net(d)           456            509          2,194
                                                   ---------      ---------      ---------
         Total depreciation and amortization       $  12,809      $  14,356      $  21,273
                                                   =========      =========      =========

------------------------
(a) Amount for 2003 includes aftertax severance charges of $2,358,000. Amount for 2001 includes aftertax restructuring and similar expenses and other charges totaling $15,271,000.

(b) Amounts for 2003 and 2002 include aftertax impairment charges aggregating $14,363,000 and $20,342,000, respectively. Amount for 2001 includes aftertax restructuring and similar expenses and other charges of $1,672,000.

(c) Amount for 2002 includes a $780,000 aftertax investment impairment charge. Amounts for 2003, 2002 and 2001 include aftertax capital gains on the sales and redemption of investments of $3,351,000, $775,000 and $703,000, respectively.

(d) Corporate assets consist primarily of cash and cash equivalents, marketable securities, properties and equipment and other investments.

(e) Long-lived assets include goodwill, identifiable intangible assets and property and equipment.

(f) Depreciation and amortization include amortization of goodwill, identifiable intangible assets and other assets.

3. EQUITY INTEREST IN AFFILIATE (VITAS)

         At December 31, 2003, the Company held a 37% interest in privately held Vitas, which provides palliative and medical care and related services to terminally ill patients. On August 18, 2003, Vitas retired the Company's investment in the 9% Redeemable Preferred Stock of Vitas. Cash proceeds to the Company totaled $27.3 million, and the Company realized a pretax gain of $1,846,000 ($1,200,000 aftertax or $.12 per share) on the redemption of preferred stock in the third quarter of 2003. During 2003, the dividends and amortization of preferred stock discount on this investment contributed $1,585,000 to the aftertax earnings of the Company. Dividends ceased to accrue on August 17, 2003. On October 14, 2003, the Company exercised two of its three warrants (Warrants A and B) to purchase 4,158,000 common shares of Vitas, or 37%, for $18.0 million in cash. At December 31, 2003, the Company's common stock ownership in Vitas has a carrying value of $21.0 million, and the Company's investment exceeded its share of Vitas' net book value by approximately $16.6 million. On a preliminary basis, the Company estimates that $3.7 million of this excess is attributable to the excess value of computer software with a 5-year life and the remainder to goodwill with an indefinite life. Amortization of this excess reduced the Company's equity in the earnings of Vitas by $97,000 in 2003. In 2004, as a result of completing the acquisition of the 63% of Vitas it did not own in 2003, the Company will conduct a thorough review to value all assets and liabilities of Vitas at their fair values. Thus, it is possible that the Company may identify other intangible assets with different useful lives.

         Summarized financial data for Vitas follow (in thousands):

                                                   AS OF AND
                                                 FOR THE THREE               AS OF AND FOR THE
                                                  MONTHS ENDED           YEARS ENDED SEPTEMBER 30,
                                                  DECEMBER 31,    ---------------------------------------
                                                      2003          2003           2002            2001
                                                   ---------      ---------      ---------       --------
Income Statement
   Revenues                                         $ 121,062     $ 420,074      $ 359,200       $319,517
   Gross profit                                        27,515        88,254         77,841         69,973
   Income from operations                              10,727        32,022         28,019         23,814
   Net income                                           5,396        13,689         13,789         12,311
   Net income available for common stockholders         5,396         5,678          9,727          6,112
Financial Position
   Current assets                                   $  79,619     $  69,891      $  51,780
   Noncurrent assets                                   63,746        62,660         59,687
   Current liabilities                                 62,963        54,046         46,881
   Noncurrent liabilities                              68,553        90,053         59,006
   Redeemable preferred stock                               -             -         22,006
   Stockholders' equity/(deficit)                      11,849       (11,548)       (16,426)

4. INTANGIBLE ASSETS

         Amortization of intangible assets from continuing operations was (in thousands):

                                        FOR THE YEARS ENDED
                                            DECEMBER 31,
                                   ----------------------------
                                    2003       2002       2001
                                   ------     ------     ------
Identifiable intangible assets     $  560     $  621     $  680
Goodwill                                -          -      4,102
                                   ------     ------     ------
    Total                          $  560     $  621     $4,782
                                   ======     ======     ======

         The following is a schedule by year of projected amortization expense for intangible assets (in thousands):

2004          $116
2005           88
2006           73
2007           54
2008           50

         The changes in the carrying amount of goodwill for the years ended December 31, 2002 and 2003, are as follows (in thousands):

                                      PLUMBING
                                      AND DRAIN       SERVICE
                                      CLEANING        AMERICA          TOTAL
                                      --------       ----------     ----------
December 31, 2001                     $ 100,023      $  30,379      $ 130,402
Acquired in business combinations         1,110              -          1,110
Impairment losses                             -        (20,342)       (20,342)
Other adjustments                          (327)             -           (327)
                                      ---------      ---------      ---------
     DECEMBER 31, 2002                  100,806         10,037        110,843
ACQUIRED IN BUSINESS COMBINATIONS         4,246              -          4,246
IMPAIRMENT LOSSES                             -        (10,037)       (10,037)
OTHER ADJUSTMENTS                           283              -            283
                                      ---------      ---------      ---------
     DECEMBER 31, 2003                $ 105,335      $       -      $ 105,335
                                      =========      =========      =========

         During the fourth quarter of 2003, the Company recognized a $10,037,000 impairment loss on the goodwill (fourth quarter of 2002 -- $20,342,000) included in the Service America segment. The goodwill impairment charges are based on an appraisal firm's valuation of Service America's business as of December 31, 2003 and 2002. The fair value of Service America was calculated using an average of the enterprise value determined under a capital markets valuation and discounted cash flows using updated income and cash flow projections for Service America's business. The capital markets method calculates an enterprise value based on valuations at which comparable businesses sold in the capital markets and based on certain financial ratios and statistics. The income and cash flow projections are updated each year as a part of the Company's annual business plan process and take into consideration the changing marketplace and changing operating conditions. The decline in the overall valuations of Service America in 2003 and 2002 were a direct result of lower revenue, earnings and cash flow projections due to the continued decline in the contract base of the business (23% decline in 2003; 19% decline in 2002). These projections were adjusted to reflect that Service America missed achieving its budgeted revenues by $6.0 million, or 11%, in 2003 ($8.7 million, or 13%, for 2002) and missed achieving its budgeted gross margin by $2.8 million, or 19%, for 2003 ($4.5 million or 26% for 2002).

         As required by SFAS No. 142, the Company performed goodwill impairment tests for all of its reporting units as of December 31, 2003 and 2002. These tests indicated that none of the reporting units' goodwill, other than Service America's, is impaired.

         In conjunction with the adoption of SFAS No. 142, the Company performed its transition evaluation of goodwill as of January 1, 2002. For the purpose of impairment testing, the Company determined its reporting components to be Service America, Roto-Rooter Services (plumbing and drain cleaning services), Roto-Rooter Franchising and Products (franchising and manufacturing and sale of plumbing and drain cleaning products) and Roto-Rooter HVAC/non-Roto-Rooter brands (heating, ventilating, and air-conditioning repair services and non-Roto-Rooter-branded plumbing and drain cleaning services). The Company's transition impairment tests, based on valuations by a professional valuation firm, indicated that none of the goodwill for any of its reporting components was impaired at January 1, 2002.

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

         The loss for 2001 excluding the amortization of goodwill is presented below (in thousands):

Reported loss from continuing operations     $(10,738)
 Aftertax amortization of goodwill              4,621
                                             --------
    Adjusted loss                            $ (6,117)
                                             ========
 Reported net loss                           $(12,185)
 Aftertax amortization of goodwill              4,621
                                             --------
    Adjusted net loss                        $ (7,564)
                                             ========

5. IMPAIRMENT, RESTRUCTURING AND SIMILAR EXPENSES

         In addition to the goodwill impairment charges discussed above, the Service America segment recognized asset impairment charges in 2003 under FASB Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, comprising $4,052,000 for property and equipment (primarily capitalized software) and $1,739,000 for identifiable intangible assets (primarily customer contracts).

         The property and equipment and identifiable intangible asset impairment charges for 2003 are based on an analysis of undiscounted cash flows that indicated that the book value of the net assets of Service America exceeded the projected cash flows of the business over the life of the noncurrent assets. Accordingly, the carrying values of the noncurrent assets that exceeded their fair values were written down to their fair values, based largely on a recent appraisal of assets by a professional valuation firm. Substantially all of the property and equipment impairment charge related to computer software costs. The large majority of the identifiable intangible asset charge related to capitalized customer contracts, acquired in 1991 and 1993, which, in the opinion of management, have no future value.

         Total impairment charges recognized by Service America in the fourth quarters of 2003 and 2002 are (in thousands):

                                           2003         2002
                                          -------     -------
Goodwill                                  $10,037     $20,342
Identifiable intangible assets              1,739           -
Properties and equipment                                    -
  (primarily capitalized software)          4,052           -
                                          -------     -------
        Total                             $15,828     $20,342
                                          =======     =======

The aftertax cost of these impairment charges was $14,363,000 in 2003 and $20,342,000 in 2002.

         In the third quarter of 2001, the Company decided to close Service America's Tucson branch, which was acquired in 1999, due to its operating performance. The branch failed to achieve the level of profitability that had been anticipated upon acquisition.

         In the fourth quarter of 2001, the Company decided to exit the HVAC and non-Roto-Rooter-branded plumbing businesses by selling them or closing them or transferring their operations to Roto-Rooter branches. The decision to dispose of these operations was made because they failed to improve profitability in recent years and were requiring the use of resources which management believed could be better used elsewhere in the Plumbing and Drain Cleaning segment.

         In the third quarter of 2002, management decided to retain the largest of the HVAC and non-Roto-Rooter-branded plumbing businesses, as it remained profitable throughout the period and the majority of its revenue was from plumbing operations. Additionally, management determined there was sufficient synergism between this non-Roto-Rooter-branded operation and the nearby Roto-Rooter branch to justify retaining it. The decision to retain this business did not have a material impact on the results of operations for 2002 and would not have materially changed the restructuring charges recorded in 2001 for the cost of exiting HVAC and non-Roto-Rooter-branded businesses.

         The closing of Service America's Tucson branch was completed in 2001, and the restructuring of Roto-Rooter's HVAC and non-branded plumbing businesses was completed in the third quarter of 2002. Since most of the restructuring expenses arose from noncash asset impairment charges, the restructuring plans did not consume a significant amount of the Company's resources.

         During 2001, the Company's continuing operations recorded pretax restructuring and similar expenses and other nonrecurring and unusual charges as follows (in thousands, except footnote):

                                                            Plumbing
                                                           and Drain       Service
                                                            Cleaning       America         Total
                                                           ---------       ------         -------
Restructuring expenses:
   Cost of exiting HVAC and non-Roto-Rooter-
     branded plumbing businesses (a)                        $11,205        $     -        $11,205
   Cost of closing Service America's Tucson branch (b)            -          1,171          1,171
Expenses not expected to recur (similar expenses):
   Charges for accelerating the vesting of
     restricted stock awards in connection with the
     anticipated revision of the Company's long-term
     incentive plans in 2002 (c)                              5,294            146          5,440
   Severance charges for 10 individuals incurred in
     connection with reducing administrative
     expenses, largely at the corporate office (d)            2,909            757          3,666
   Resolution of overtime pay issues with the U.S.
     Department of Labor ("DOL") , relating
     primarily to prior years' compensation expense (e)       2,749              -          2,749
   Property and equipment impairment charges (f)                337            166            503
                                                            -------        -------        -------
        Total restructuring and similar expenses             22,494          2,240         24,734
Other unusual charges:
   Additional casualty insurance expense recorded
     to reflect increase in valuation of insurance
     claims for prior years                                   1,411(g)           -          1,411
   Terminated lease obligations                                 166(h)          69(g)         235
   All other                                                    417(h)         414(g)         831
                                                            -------        -------        -------
        Total restructuring and similar expenses
              and other unusual charges                     $24,488        $ 2,723        $27,211
                                                            =======        =======        =======

---------------

(a) Amount includes a charge of $9,793,000 for the reduction in the carrying value of goodwill and $477,000 for the reduction in the carrying value of identifiable intangible assets.

(b) Amount includes a charge of $833,000 for the reduction in the carrying value of goodwill and $50,000 for the reduction in the carrying value of identifiable intangible assets.

(c) In the fourth quarter of 2001, the Board of Directors of the Company approved accelerating the vesting of all outstanding restricted stock awards as a result of its decision to terminate this long-term incentive program. In May 2002, the shareholders of the Company approved the adoption of the 2002 Executive Long-Term Incentive Plan to replace the restricted stock award program (see Note 19). Stock award expense is typically classified as general and administrative expense in the statement of operations. This charge is included in the "restructuring and similar expense" category because this type of expense is not expected to recur in the foreseeable future. The accrual balance related to these charges was nil at December 31, 2002 ($ 1,177,000 at December 31, 2001).

(d) These charges are included in the "restructuring and similar expense" category as the charges relate primarily to personnel who are not expected to be replaced. Severance expense is typically classified as general and administrative expense in the statement of operations. The accrual balance related to these charges totaled $3,489,000 at December 31, 2002 ($3,666,000 at December 31, 2001).

(e) This charge represents the cost of the nationwide settlement between Roto-Rooter and the DOL for wages and benefits of prior periods. The charge is included in the "restructuring and similar expense" category as it is not expected to recur in the foreseeable future. Wages and related benefits are typically classified as cost of services provided and goods sold in the statement of operations. The accrual balance related to this charge totaled nil at December 31, 2002 ($250,000 at December 31, 2001).

(f) The fixed asset impairment charges are included in the "restructuring and similar expense" category because they are not expected to recur in the foreseeable future. The depreciation of property and equipment is typically included in a separate line (depreciation) in the statement of operations.

(g) Amounts are included in cost of services provided and goods sold in the consolidated statement of operations.

(h) Amounts are included in general and administrative expenses in the consolidated statement of operations.

These costs were charged to the following accounts in the consolidated statement of operations in 2001 (in thousands):

Cost of services provided and goods sold          $  2,027
General and administrative expenses                    450
Impairment, restructuring and similar
  expenses                                          24,734
                                                  --------
      Total                                       $ 27,211
                                                  ========

         The combined aftertax impact of the restructuring and similar expenses and other charges for 2001 was $16,943,000 ($1.74 per share).

         During 2002, the Company decided to retain several of Plumbing and Drain Cleaning's non-branded plumbing and HVAC businesses. In the aggregate, the retained operations generated $16,162,000 of net revenues and $241,000 of operating profit in 2002. For 2003, these businesses have been assimilated into the Plumbing and Drain Cleaning segment.

         The operating results for businesses divested within the Plumbing and Drain Cleaning and Service America segments as a part of the restructuring in 2001 were (in thousands):

                                       FOR THE YEARS ENDED
                                          DECEMBER 31,
                                      --------------------
                                        2002         2001
                                      -------      -------
Service revenues and sales:
   Non-Roto-Rooter-
     branded businesses               $   403      $ 6,275
   Service America's
     Tucson branch                          -        1,664
Operating loss:
   Non-Roto-Rooter-
     branded businesses                  (106)        (754)
   Service America's
     Tucson branch                          -         (430)

         Accruals related to restructuring charges recorded in 2001 are summarized below (in thousands):

Cost of exiting HVAC and non-Roto-Rooter-
        branded plumbing businesses                                                $ 11,205
Cost of closing Service America's Tucson branch                                       1,171
                                                                                   --------
          Total restructuring expenses for 2001                                      12,376
Less:  noncash charge for reduction in carrying value of goodwill                   (10,626)
Less:  noncash charge for reduction in carrying value of identifiable
       intangible assets                                                               (527)
Less:  noncash charge for property and equipment impairment                            (380)
Less:  noncash charge for reduction in carrying value of other tangible assets         (288)
                                                                                   --------
       Accrual balance at December 31, 2001                                             555
Plus:  Proceeds from HVAC operation disposed of in 2002 in excess of
       adjusted book value                                                             (400)
Less:  Accrual of additional expenses and exposure on disposal of HVAC
       operation in 2002                                                                377
Less:  Cash payments during the year                                                   (255)
                                                                                   --------
          Accrual balance at December 31, 2002                                          277
Less:  Accrual adjustment for property and equipment impairment                        (117)
Less:  Noncash charge for property and equipment impairment                             (39)
Less:  Cash payments during the year                                                    (51)
                                                                                   --------
          Accrual balance at December 31, 2003                                     $     70
                                                                                   ========

Management believes that these accrual balances are adequate and justifiable as of December 31, 2003.

6. DISCONTINUED OPERATIONS

         Discontinued operations comprise (in thousands, except per share amounts):

                                                                             FOR THE YEARS ENDED
                                                                                 DECEMBER 31,
                                                                      ---------------------------------
                                                                       2003          2002        2001
                                                                      -------      -------      -------
Patient Care (2002):
   Income before income taxes                                         $     -        5,233          262
   Income taxes                                                             -       (2,142)         264
                                                                      -------      -------      -------
   Income from operations, net of income taxes                              -        3,091          526
   Gain on disposal, net of income taxes of $594                            -          304            -
                                                                      -------      -------      -------
     Total Patient Care                                                     -        3,395          526
                                                                      =======      =======      =======
Cadre Computer (2001):
   Loss before income taxes                                                 -            -         (734)
   Income tax benefit                                                       -            -          255
   Minority interest                                                        -            -           46
                                                                      -------      -------      -------
   Loss from operations, net of income taxes                                -            -         (433)
   Loss on disposal, net of income tax benefit of $829                      -            -       (1,540)
                                                                      -------      -------      -------
     Total Cadre Computer                                                   -            -       (1,973)
                                                                      -------      -------      -------
Adjustment to accruals of operations discontinued in prior years:
   Sublease accrual (1991)                                                  -       (1,145)      (1,700)
   Allowance for uncollectible notes receivable (2001)                     99          477            -
   Severance and other accruals (1997)                                      -          180         (170)
                                                                      -------      -------      -------
   Gain/(loss) before income taxes                                         99         (488)      (1,870)
   Income tax refund (1997)                                                 -        2,861            -
   State income tax accrual (1997)                                          -            -        1,700
   All other income taxes                                                 (35)         541          170
                                                                      -------      -------      -------
     Total adjustments                                                     64        2,914            -
                                                                      =======      =======      =======
        Total discontinued operations                                 $    64      $ 6,309      $(1,447)
                                                                      =======      =======      =======
Earnings/(loss) per share                                             $     -      $  0.64      $ (0.15)
                                                                      =======      =======      =======
Diluted earnings/(loss) per share                                     $     -      $  0.64      $ (0.15)
                                                                      =======      =======      =======

         The $99,000 and $477,000 reductions to the allowance for uncollectible notes receivable from Cadre Computer (sold in 2001) are attributable to Cadre Computer's experiencing better than anticipated financial results and to the expiration and nonuse of $350,000 of Cadre Computer's line of credit with the Company. In anticipation that Cadre Computer would draw down the full $500,000 line of credit to finance operating losses, this line of credit had been fully reserved in 2001 when Cadre Computer was sold to its employees. The remainder of the adjustment in 2002 ($127,000) and 2003 ($99,000) was recorded because Cadre Computer began making payments on its existing notes that previously were fully reserved.

         During 2002, the Company sold Patient Care to an investor group that included Schroder Ventures Life Sciences Group, Oak Investment Partners, Prospect Partners and Salix Ventures. Patient Care provides home-healthcare services primarily in the New York-New Jersey-Connecticut area. The proceeds to the Company from the sale of Patient Care comprised the following (in thousands):

Cash                              $52,500
Note receivable                    12,500
Cash placed in escrow               5,000
Common stock purchase warrant       1,445
Purchase price adjustment
   due to seller                    1,251
                                  -------
Total                             $72,696
                                  =======

         The note receivable is a senior subordinated note ("Note") due October 11, 2007, that bears interest at the annual rate of 7.5% through September 30, 2004, 8.5% from October 1, 2004 through September 30, 2005, and 9.5% thereafter. The Note is presented on a separate line in the consolidated balance sheet. The $5,000,000 cash placed in escrow is subject to the collection of Patient Care's receivables with third party payers. Of this amount, $2,500,000 (included in prepaid expenses and other current assets in 2002) was distributed as of October 2003 and $2,500,000 (included in prepaid expenses and other current assets in 2003 and in other assets in 2002) is expected to be distributed as of October 2004. Based on the collection history of Patient Care, the Company expects to collect the funds held in escrow in full. The common stock purchase warrant permits the Company to purchase up to 2% of Patient Care. The warrant is recorded at its estimated fair value on the date acquired and is included in other investments in the consolidated balance sheet. The final value of the estimated balance sheet valuation is expected to be determined in 2004, based on Patient Care's closing balance sheet, and could impact the amount of the gain recorded on the sale of Patient Care.

         The adjustments to the sublease accrual ($1,145,000 in 2002 and $1,700,000 in 2001) were made to cover rental charges for vacant space previously occupied by the Company's former subsidiary, DuBois Chemicals, Inc. ("DuBois"), sold in 1991. The adjustments made in 2001 moved the dates the floor space was assumed to be sublet further into the future, but assumed all unoccupied space would be sublet at market rental rates. Although the Company was able to sublease varying amounts of space during the past two years, as of December 31, 2003, the Company was unable to sublease one of the floors covered under its lease. The adjustments made in 2002 decreased the amount of sublease rentals that were assumed to be received to include rentals only from current sublessees. As a result, the sublease accrual will now cover the cost of all unoccupied space and the shortfall of current subleased rentals versus lease rental rates and operating costs.

         The $2,861,000 federal income tax refund received in 2002 related to the tax provision recorded as a part of the sale of Omnia in 1997. As a result of a tax case settled in 2001, the Company filed an amended 1997 federal income tax return in August 2001 and claimed a tax benefit on its loss on the sale of Omnia -- a loss previously treated as nondeductible.

         During 2001, the Company discontinued its Cadre Computer segment and on August 31, 2001, completed the sale of the business and assets of Cadre Computer to a company owned by the former Cadre Computer employees for a note receivable that was fully reserved on the date of sale. During 2002, Cadre Computer borrowed an additional $150,000 from the Company and made principal payments of $31,000 on the first note. During 2003, Cadre made principal payments of $96,000 on the first note. As of December 31, 2003, the Company's notes receivable from Cadre Computer totaled $422,000, against which the Company has an allowance for uncollectible notes totaling $323,000. The balances in the allowances for uncollectible notes receivable from Cadre Computer are considered adequate at December 31, 2003 and 2002.

         Revenues generated by discontinued operations comprise (in thousands):

                          FOR THE YEARS ENDED
                              DECEMBER 31,
                          -------------------
                           2002         2001
                         --------     --------
Patient Care             $116,191     $139,208
Cadre Computer                  -        5,089
                         --------     --------
   Total                 $116,191     $144,297
                         ========     ========

         The $1,700,000 reduction of the state income tax accrual in 2001 relates to the tax provision recorded on the 1997 sale of National. During 2001, the statutes of limitations on various Company 1997 state returns expired, with the result being that the Company's state income tax accrual exceeded its estimated exposures. The accrual was reduced and credited to the income tax provision in 2001.

         At December 31, 2003, other current liabilities include accruals of $3,731,000 and other liabilities include accruals of $3,142,000 for costs related to discontinued operations. The estimated timing of payments of these liabilities, relating primarily to sublease and environmental liabilities, follows (in thousands):

2004               $ 3,731
2005                 1,791
2006                   731
2007                   200
2008                   200
AFTER 2008             220
                   -------
   TOTAL           $ 6,873
                   =======

         The Company's chairman, president and chief executive officer and the former chief administrative officer (currently a director of the Company) are directors of Cadre Computer. In addition, the former chief administrative officer holds a 40% equity ownership interest in and is chairman and chief executive officer of Cadre Computer.

7. BUSINESS COMBINATIONS

         During 2003, six purchase business combinations were completed within the Plumbing and Drain Cleaning segment for a total of $3.9 million in cash. During 2002, one purchase business combination was completed within the Plumbing and Drain Cleaning segment for a purchase price of $1.2 million in cash. During 2001, two purchase business combinations were completed within the Plumbing and Drain Cleaning segment for an aggregate purchase price of $1.6 million in cash.

         All of the aforementioned business combinations involved operations primarily in the business of providing plumbing repair and drain cleaning services. The unaudited pro forma results of operations, assuming purchase business combinations completed in 2003, 2002 and 2001 were completed on January 1 of the preceding year, are presented below (in thousands, except per share data):

                                          FOR THE YEARS ENDED
                                              DECEMBER 31,
                                  -------------------------------------
                                    2003          2002           2001
                                  --------     ---------       --------
Service revenues and sales        $310,669     $ 317,010       $338,714
Net loss                            (3,298)       (2,204)       (12,057)
Loss per share and
   loss per diluted share            (0.33)        (0.22)         (1.24)

         The excess of the purchase price over the fair value of the net assets acquired in purchase business combinations is classified as goodwill. A summary of net assets acquired in purchase business combinations follows (in thousands):

                                             FOR THE YEARS ENDED
                                                 DECEMBER 31,
                                      --------------------------------
                                        2003         2002       2001
                                      -------      -------     -------
Working capital                       $  (114)     $    60    $      -
Identifiable intangible assets              -           50          90
Goodwill                                4,246        1,110       1,428
Other assets and liabilities--net        (282)          16          37
                                      -------      -------     -------
   Total net assets                   $ 3,850      $ 1,236     $ 1,555
                                      =======      =======     =======

         All of the goodwill related to business combinations completed in 2003, 2002 and 2001 is expected to be deductible for income tax purposes. Since these transactions occurred after June 30, 2001, the related goodwill is not being amortized. The weighted average lives of the identifiable intangible assets acquired in 2002 and 2001 are 7.0 years and 6.1 years, respectively.

8. OTHER INCOME -- NET

         Other income -- net from continuing operations comprises the following (in thousands):

                                          FOR THE YEARS ENDED
                                             DECEMBER 31,
                                   --------------------------------
                                     2003        2002         2001
                                   -------     -------      -------
Interest income                    $ 2,717     $ 3,308      $ 2,872
Dividend income                      1,540       2,461        2,548
Market value gains/(losses) on
trading investments of
 employee benefit trusts             1,600      (1,401)        (820)
Investment impairment charge             -      (1,200)           -
Gains on sales and redemption
     of investments                  5,390       1,141          993
Other--net                              12         (27)        (606)
                                   -------     -------      -------
   Total other income--net         $11,259     $ 4,282      $ 4,987
                                   =======     =======      =======

9.  INCOME TAXES

         The provision for income taxes comprises the following (in thousands):

                                          FOR THE YEARS ENDED
                                              DECEMBER 31,
                                    ---------------------------------
                                     2003         2002          2001
                                    -------      -------      -------
Continuing Operations:
   Current
     U.S. federal                   $ 3,818      $ 3,938      $ 1,196
     U.S. state and local             1,179        1,913           59
     Foreign                            253          141          (71)
   Deferred
     U.S. federal                      (485)         475       (6,139)
     Foreign                            (16)         (16)         (34)
                                    -------      -------      -------
        Total                       $ 4,749      $ 6,451      $(4,989)
                                    =======      =======      =======

Discontinued Operations:
   Current U.S. federal             $  (649)     $(2,954)     $(4,242)
   Current U.S. state and local           -          794       (1,454)
   Deferred U.S. federal                684        1,494        2,478
                                    -------      -------      -------
        Total                       $    35      $  (666)     $(3,218)
                                    =======      =======      =======

         A summary of the significant temporary differences for continuing operations that give rise to deferred income tax assets/(liabilities) follows (in thousands):

                                                           DECEMBER 31,
                                                     ----------------------
                                                       2003          2002
                                                     --------      --------
Deferred compensation                                $  7,015      $  6,117
Accrued insurance expense                               6,091         5,987
Accruals related to discontinued operations             2,872         3,556
Severance payments                                      1,779         1,380
Allowances for uncollectible accounts receivable        1,052         1,184
Accrued state taxes                                       974         1,047
Market valuation of investments                           475             -
Amortization of intangibles                                 -           314
Other                                                   2,463         2,527
                                                     --------      --------
   Gross deferred income tax assets                    22,721        22,112
                                                     --------      --------
Accelerated tax depreciation                           (2,631)       (4,388)
Investment basis difference                            (2,050)         (248)
Amortization of intangibles                              (619)            -
Market valuation of investments                             -          (960)
Other                                                  (1,776)       (2,096)
                                                     --------      --------
   Gross deferred income tax liabilities               (7,076)       (7,692)
                                                     --------      --------
     Net deferred income tax assets                  $ 15,645      $ 14,420
                                                     ========      ========

         Included in other assets at December 31, 2003, are deferred income tax assets of $5,589,000 (December 31, 2002 -- $4,526,000). Based on the Company's history of prior operating earnings and its expectations for future growth, management has determined that the operating income of the Company will, more likely than not, be sufficient to ensure the full realization of the deferred income tax assets. The difference between the actual income tax provision/(benefit) for continuing operations and the income tax provision/(benefit) calculated at the statutory U.S. federal tax rate is explained as follows (in thousands):

                                                       FOR THE YEARS ENDED
                                                            DECEMBER 31,
                                               -----------------------------------
                                                 2003          2002          2001
                                               --------      --------      -------
Income tax provision/(benefit) calculated
   using the statutory rate of 35%             $    115      $   (841)     $(5,504)
Nondeductible goodwill impairment charge          3,513         7,120            -
Nondeductible intangibles impairment charge         562             -            -
State and local income taxes, less federal
   income tax effect                                767         1,243           39
Domestic dividend exclusion                        (441)         (686)        (706)
Unfavorable/(favorable) federal adjustments         103          (314)         337
Foreign income taxes, less federal income
   tax effect                                        26           (85)        (277)
Nondeductible amortization of goodwill                -             -        1,203
Other--net                                          104            14          (81)
                                               --------      --------      -------
   Actual income tax provision/(benefit)       $  4,749      $  6,451      $(4,989)
                                               ========      ========      =======
   Effective tax rate                           1,447.9%       (268.5)%       31.7%
                                               ========      ========      =======

         Income tax benefits attributable to the exercise of non-qualified employee stock options were $960,000 during the year ended December 31, 2003 (2002 - $122,000; 2001 - $219,000) and were credited directly to additional paid-in capital.

         Income taxes included in the components of other comprehensive loss are as follows (in thousands):

                                           FOR THE YEARS ENDED
                                                DECEMBER 31,
                                     ----------------------------------
                                       2003         2002          2001
                                     --------      ------       -------
Unrealized holding gains/(losses)    $   (180)     $  132       $   905
Reclassification adjustment            (2,039)       (366)         (290)

         Summarized below are the total amounts of income taxes paid/(refunded) during the years ended December 31 (in thousands):

2003    $ 2,715
2002       (910)
2001      5,772

10. CASH EQUIVALENTS

         Included in cash and cash equivalents at December 31, 2003, are cash equivalents in the amount of $49,356,000 (2002 -- $37,075,000). The cash equivalents at both dates consist of investments in various money market funds and repurchase agreements yielding interest at a weighted average rate of 0.9% in 2003 and 1.1% in 2002.

         From time to time throughout the year, the Company invests its excess cash in repurchase agreements directly with major commercial banks. The Company does not physically hold the collateral, but the term of such repurchase agreements is less than 10 days. Investments of significant amounts are spread among a number of banks, and the amounts invested in each bank are varied constantly.

11. PROPERTIES AND EQUIPMENT

         A summary of properties and equipment follows (in thousands):

                                             DECEMBER 31,
                                      ------------------------
                                         2003           2002
                                      ---------      ---------
Land                                  $   2,238      $   2,538
Buildings                                16,423         18,310
Transportation equipment                 22,061         26,185
Machinery and equipment                  36,281         34,440
Computer software                         6,947          4,327
Furniture and fixtures                   19,700         18,354
Projects under construction                   -          6,577
                                      ---------      ---------
   Total properties and equipment       103,650        110,731
Less accumulated depreciation           (62,646)       (62,370)
                                      ---------      ---------
     Net properties and equipment     $  41,004      $  48,361
                                      =========      =========

12. LONG-TERM DEBT AND LINES OF CREDIT

         A summary of the Company's long-term debt follows (in thousands):

                                      DECEMBER 31,
                                ----------------------
                                  2003           2002
                                --------      --------
Senior notes, due 2005-2009     $ 25,000      $ 25,000
Other                              1,379         1,012
                                --------      --------
   Subtotal                       26,379        26,012
Less: current portion               (448)         (409)
                                --------      --------
     Long-term debt, less
        current portion         $ 25,931      $ 25,603
                                ========      ========

LINES OF CREDIT

         The Company had approximately $51,357,000 of unused short-term lines of credit with various banks at December 31, 2003.

SENIOR NOTES

         In March 1997, the Company borrowed $25,000,000 from several insurance companies. Principal is repayable in five annual installments of $5,000,000 beginning on March 15, 2005, and bears interest at the rate of 7.31% per annum. Interest is payable on March 15 and September 15 of each year.

         On December 31, 2001, the Company prepaid the outstanding balances of its 8.15% senior notes due 2002 through 2004 and its 10.67% senior notes due in 2002 and 2003. The principal balances outstanding at the time of prepayment were $30,000,000 and $2,000,000, respectively. Pretax penalties incurred on these prepayments aggregated $2,617,000 ($1,701,000 aftertax or $.18 per share) and are presented as a loss on extinguishment of debt in the statement of operations.

OTHER

         Other long-term debt has arisen from loans in connection with acquisitions of various businesses and properties. Interest rates range from 7.3% to 8.0%, and the obligations are due on various dates through December 2010.

         The following is a schedule by year of required long-term debt payments as of December 31, 2003 (in thousands):

2004                         $    448
2005                            5,190
2006                            5,200
2007                            5,210
2008                            5,162
AFTER 2008                      5,169
                             --------
   TOTAL LONG-TERM DEBT      $ 26,379
                             ========

         Summarized below are the total amounts of interest paid during the years ended December 31 (in thousands):

2003            $ 3,197
2002              3,979
2001              7,007

         No interest was capitalized during the years ended December 31, 2003, 2002 and 2001.

NEW CREDIT AGREEMENTS
         On February 24, 2004, in conjunction with the Company's acquisition of the Vitas shares not previously owned, the Company retired its senior notes due 2005 through 2009 and cancelled its revolving credit agreement with Bank One, N.A. ("Bank One"). To fund this acquisition, the Company issued 2 million shares of capital stock in a private placement and borrowed $335 million as follows:

                  - $75 million drawn down under a $135 million secured revolving credit/term loan facility ("New Credit Facility") with Bank One. The facility comprises a $35 million term loan and $100 million revolving credit facility, including up to $40 million in letters of credit. For the term loan, principal payments of $1,250,000 plus interest (LIBOR + 3.50%) are due quarterly beginning in May 2004. For the revolving line of credit, interest payments (LIBOR + 3.25%) are due quarterly beginning in May 2004. Payment of unpaid principal and interest is due February 2009.

                  - $110 million from the issuance of privately placed floating rate senior secured notes ("Floating Rate Notes") due 2010. Interest payments (LIBOR + 3.75%) are due quarterly beginning in May 2004, and payment of unpaid principal and interest is due February 2010.

                  - $150 million from the issuance of privately placed 8.75% senior notes ("Fixed Rate Notes") due 2011. Quarterly interest payments are due beginning in May 2004 and payment of unpaid principal and interest is due February 2011.

         In addition, the Company anticipates drawing down approximately $26 million of letters of credit under the New Credit Facility in March 2004. After these borrowings and letters of credit, the Company will have $34 million of unused lines of credit under the New Credit Facility. Combined payments for the New Credit Facility, the Floating Rate Notes and the Fixed Rate Notes are summarized as follows (in thousands):

2004                        $   3,750
2005                            5,000
2006                            5,000
2007                            5,000
2008                            5,000
2009 AND LATER                311,250
                            ---------
   TOTAL                    $ 335,000
                            =========

         Collectively, the New Credit Facility, the Floating Rate Notes and the Fixed Rate Notes provide for affirmative and restrictive covenants including, without limitation, requirements or restrictions (subject to exceptions) related to the following:

     -   use of proceeds of loans,

     - restricted payments, including payments of dividends and retirement of stock (permitting $.48 per share dividends so long as the aggregate amount of dividends in any fiscal year does not exceed $7.0 million and providing for additional principal prepayments to the extent dividends exceed $5.0 million in any fiscal year), with exceptions for existing employee benefit plans and stock option plans,

     -   mergers and dissolutions,

     -   sales of assets,

     -   investments and acquisitions,

     -   liens,

     -   transactions with affiliates,

     -   hedging and other financial contracts,

     -   restrictions on subsidiaries,

     -   contingent obligations,

     -   operating leases,

     -   guarantors,

     -   collateral,

     -   sale and leaseback transactions,

     -   prepayments of indebtedness, and

     - maximum annual capital expenditures of $20 million subject to one-year carry-forwards on amounts not used during the previous year.

         In addition, the credit agreements provide that the Company will be required to meet the following financial covenants, to be tested quarterly, beginning with the quarter ending June 30, 2004:

     -   a minimum net worth requirement, which requires a net worth of at least
         (i) $232 million plus (ii) 50% of consolidated net income (if positive) beginning with the quarter ending June 30, 2004, plus (iii) the net cash proceeds from issuance of the Company's capital stock or the capital stock of the Company's subsidiaries;

     - a maximum leverage ratio, calculated quarterly, based upon the ratio of consolidated funded debt to consolidated EBITDA, which will require maintenance of a ratio of 5.5 to 1.00 through December 31, 2004, a ratio of 4.75 to 1.00 from January 1 through December 31, 2005, and
         4.25 to 1.00 thereafter;

     - a maximum senior leverage ratio, calculated quarterly, based upon the ratio of senior consolidated funded debt to consolidated EBITDA (which ratio excludes indebtedness in respect of the Fixed Rate Notes), which will require maintenance of a ratio of 3.375 to 1.00 through December 31, 2004, a ratio of 2.875 to 1.00 from January 1 through December 31, 2005, and 2.625 to 1.00 thereafter; and

     - a minimum fixed charge coverage ratio, based upon the ratio of consolidated EBITDA minus capital expenditures to consolidated interest expense plus consolidated current maturities (including capitalized lease obligations) plus cash dividends paid on equity securities plus expenses for taxes, which will require maintenance of a ratio of 1.15 to 1.00 through December 31, 2004, 1.375 to 1.00 from January 1 through December 31, 2005, and 1.50 to 1.00 thereafter.

13. OTHER LIABILITIES

         At December 31, 2003, other current liabilities comprised the following (in thousands):

                                             DECEMBER 31,
                                         -------------------
                                           2003         2002
                                         -------     -------
Accrued incentive compensation           $ 4,140     $ 3,738
Accrued divestiture expenses               3,731       3,661
Accrued savings and retirement
   contribution                            3,338       3,642
Accrued advertising                        1,103       3,195
Other                                      8,811       9,277
                                         -------     -------
     Total other current liabilities     $21,123     $23,513
                                         =======     =======

Other liabilities at December 31, 2003, included income tax liabilities totaling $10,215,000 (2002 -- $9,194,000).

         At December 31, 2003, the Company's accrual for its estimated liability for potential environmental cleanup and related costs arising from the sale of DuBois amounted to $2,070,000. Of this balance, $870,000 is included in other liabilities and $1,200,000 is included in other current liabilities. The Company is contingently liable for additional DuBois-related environmental cleanup and related costs up to a maximum of $18,036,000. On the basis of a continuing evaluation of the Company's potential liability, management believes it is not probable this additional liability will be paid. Accordingly, no provision for this contingent liability has been recorded. The potential liability is not insured, and the recorded liability does not assume the recovery of insurance proceeds. Also, the environmental liability has not been discounted because it is not possible to reliably project the timing of payments. It is currently expected that approximately $1,200,000 of the liability will be paid out in 2004; the timing of the remainder of the payments is not currently estimable. Management believes that any adjustments to its recorded liability will not materially adversely affect its financial position or results of operations.

         At December 31, 2003, the Company's accrual for losses on subleases of office space formerly occupied by DuBois amounted to $2,847,000 (2002 -- $4,017,000), of which, $1,200,000 (2002 -- $1,200,000) is included in other current liabilities. The accrual is based on the expectation that space currently unoccupied will not be sublet during the remainder of the lease term, which ends April 2006.

         Net proceeds/(uses) of cash from discontinued operations in the statement of cash flows represent the net proceeds from the sale of Patient Care in 2002 and the payment of severance, lease and other liabilities relating to operations disposed of in 1991, 1997 and 2001.

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

         Expenses charged to continuing operations for the Company's pension and profit-sharing plans, ESOPs, excess benefit plans and other similar plans comprise the following (in thousands):

                                   FOR THE YEARS ENDED
                                        DECEMBER 31,
                               ----------------------------
                                2003       2002       2001
                               ------     ------     ------
Compensation cost of ESOPs     $1,138     $1,746     $2,144
Pension, profit-sharing
   and other similar plans      3,837      3,312      3,934
                               ------     ------     ------
     Total                     $4,975     $5,058     $6,078
                               ======     ======     ======
Dividends on ESOP shares
   used for debt service       $  138     $  197     $  280
                               ======     ======     ======

         At December 31, 2003, there were 227,346 allocated shares (2002 -- 212,712 shares) and 52,212 unallocated shares (2002 -- 83,653 shares) in the ESOP trusts.

         The Company has excess benefit plans for key employees whose participation in the qualified plans is limited by ERISA rules. Benefits are determined based on theoretical participation in the qualified ESOPs. Prior to September 1, 1998, the value of these benefits was invested in shares of the Company's stock and in mutual funds, which were held by grantor trusts. Currently, benefits are invested in only mutual funds, and participants are not permitted to diversify accumulated benefits invested in shares of the Company's stock. Trust assets invested in shares of the Company's capital stock are included in treasury stock, and the corresponding liability is included in a separate component of shareholders' equity. At December 31, 2003, these trusts held 67,174 shares or $2,328,000 of the Company's stock (December 31, 2002 -- 66,141 shares or $2,290,000). The diversified assets of the Company's excess benefit and deferred compensation plans, all of which are invested in various mutual funds, totaled $17,743,000 at December 31, 2003 (December 31, 2002 -- $15,176,000), and are included in other assets. The corresponding liabilities are included in other liabilities.

15. LEASE ARRANGEMENTS

         The Company, as lessee, has operating leases that cover its corporate office headquarters, various warehouse and office facilities, office equipment and transportation equipment. The remaining terms of these leases range from one year to 15 years, and in most cases, management expects that these leases will be renewed or replaced by other leases in the normal course of business. Substantially all equipment is owned by the Company.

         The following is a summary of future minimum rental payments and sublease rentals to be received under operating leases that have initial or remaining noncancellable terms in excess of one year at December 31, 2003 (in thousands):

2004                                     $   6,064
2005                                         5,532
2006                                         2,570
2007                                           792
2008                                            21
AFTER 2008                                     205
                                         ---------
   TOTAL MINIMUM RENTAL PAYMENTS            15,184
LESS MINIMUM SUBLEASE RENTALS               (3,526)
                                         ---------
    NET MINIMUM RENTAL PAYMENTS          $  11,658
                                         =========

         Total rental expense incurred under operating leases for continuing operations follows (in thousands):

                                   FOR THE YEARS ENDED
                                        DECEMBER 31,
                             --------------------------------
                                2003        2002        2001
                             ----------   ---------   -------
Total rental payments        $    6,371   $   6,037   $ 6,716
Less:  sublease rentals          (1,602)     (1,196)     (929)
                             ----------   ---------   -------
   Net rental expense        $    4,769   $   4,841   $ 5,787
                             ==========   =========   =======

16. FINANCIAL INSTRUMENTS

         The following methods and assumptions are used in estimating the fair value of each class of the Company's financial instruments:

     - For cash and cash equivalents, accounts receivable, statutory deposits and accounts payable, the carrying amount is a reasonable estimate of fair value because of the liquidity and short-term nature of these instruments.

     - For other investments and other assets, fair value is based upon quoted market prices for these or similar securities, if available. Included in other investments, below, is the Company's investment in privately held Vitas, which provides palliative and medical care and related services to terminally ill patients. In connection with Vitas' refinancing its debt obligations in April 2001, the Company and Vitas agreed to extend the maturity of the Vitas 9% Cumulative Preferred Stock ("Preferred") to April 1, 2007. In addition, Vitas issued a Common Stock Purchase Warrant ("Warrant C") to the Company for approximately 1,636,000 common shares and extended the expiration dates of the Company's other Vitas Common Stock Purchase Warrants ("Other Warrants") to December 31, 2007. Warrant C was recorded at its estimated fair value of $2,601,000, and at the same time, a discount of $2,601,000 to the Preferred was recorded. The appraised value of the Other Warrants was estimated to be $4,048,000 in 2001 (versus a carrying value of $1,500,000). The value of the Preferred for 2002 was based on the present value of the mandatory redemption payments, using an interest rate of 9.0%, a rate which management believes is reasonable in view of risk factors attendant to the investment.

         On August 18, 2003, Vitas retired the Company's investment in the 9% Redeemable Preferred Stock of Vitas. Cash proceeds to the Company totaled $27,270,000, and the Company realized a pretax gain of $1,846,000 ($1,200,000 aftertax or $.12 per share) on the redemption. On October 14, 2003, the Company exercised two of its three warrants (Warrants A and B) to purchase 4,158,000 common shares of Vitas for $18.0 million in cash. At December 31, 2003, the Company's common stock ownership in Vitas had a carrying value of $21.0 million. The estimated fair value of the Company's common stock ownership and Warrant C at December 31, 2003, assumes a $30 share price based on the Company's offer to purchase Vitas common stock.

     - The fair value of the Company's long-term debt is estimated by discounting the future cash outlays associated with each debt instrument using interest rates currently available to the Company for debt issues with similar terms and remaining maturities.

     - The fair value of the Mandatorily Redeemable Convertible Preferred Securities of the Chemed Capital Trust ("Preferred Securities") is based on the quoted market value at the end of the period.

         The estimated fair values of the Company's financial instruments are as follows (in thousands, except footnote):

                                                   DECEMBER 31,
                                  -----------------------------------------------
                                           2003                     2002
                                  ---------------------     ---------------------
                                  CARRYING       FAIR        CARRYIN       FAIR
                                   AMOUNT        VALUE       AMOUNT        VALUE
                                  --------     --------     --------     --------
OTHER INVESTMENTS:
   EQUITY INVESTMENT IN VITAS     $ 21,035     $124,747     $      -     $      -
   OTHER (a)                         4,046       41,536       37,326       39,874
                                  --------     --------     --------     --------
     TOTAL                        $ 25,081     $166,283     $ 37,326     $ 39,874
                                  ========     ========     ========     ========
LONG-TERM DEBT                    $ 26,379     $ 28,307     $ 26,012     $ 28,622
PREFERRED SECURITIES                14,126       17,657       14,186       14,112

(a) Amounts for 2002 include $27,243,000 invested in the Preferred.

         Disclosures regarding the Company's equity investments in Vitas and equity securities classified as available-for-sale, are summarized below (in thousands):

                                         DECEMBER 31,
                                  -----------------------
                                     2003          2002
                                  ----------     --------
Aggregate fair value:
   Equity investment in Vitas     $  124,747     $      -
   Other                              41,536       39,874
                                  ----------     --------
     Total                        $  166,283     $ 39,874
                                  ==========     ========
Gross unrealized holding gains    $        -     $  8,239
Gross unrealized holding losses            -       (1,223)
Amortized cost:
   Equity investment in Vitas     $   21,035     $      -
   Other                               4,046       32,858
                                  ----------     --------
     Total                        $   25,081     $ 32,858
                                  ==========     ========

         The chart below summarizes information with respect to available-for-sale securities sold during the period (in thousands):

                                               FOR THE YEARS ENDED
                                                   DECEMBER 31,
                                          ----------------------------
                                            2003      2002       2001
                                          --------  --------   -------
Proceeds from redemption and sales        $ 31,763  $  1,917   $ 1,377
Gross realized gains                         7,157     1,223     1,112
Gross realized losses                        1,767        82       119

17. DILUTED LOSS PER SHARE

         Due to the Company's losses from continuing operations in 2003, 2002 and 2001, all potentially dilutive securities were antidilutive for these years. Therefore, the diluted losses per share were the same as the losses per share in 2003, 2002 and 2001.

         During 2003, 2002 and 2001, all options were excluded from the computation of diluted loss per share since their impact on the loss per share was antidilutive. Those options comprise the following:

                                       NUMBER OF OPTIONS OUTSTANDING
                                              AT DECEMBER 31,
                    EXERCISE    -------------------------------------------
 GRANT DATE           PRICE        2003            2002              2001
 ----------         --------    ---------       ---------         ---------
May 2002            $  36.90      256,800         265,600                 -
May 2003               35.85      236,138               -                 -
May 1999               32.19      234,577         371,625           429,250
March 1998             39.13      130,700         153,250           155,550
May 1997               35.94      123,650         152,600           159,413
May 1996               38.75      117,625         159,275           159,425
February 1995          33.63       44,750          67,250            68,000
May 1995               32.19       13,950          35,300            39,950
April 1998             40.53       12,000          12,000            12,000
March 1994             32.13        2,675          24,825            24,825
February 1992          25.38            -               -             3,050
February 1993          28.56            -           1,875             6,875
May 1998               37.78            -               -               750
                                ---------       ---------         ---------
Total                           1,172,865       1,243,600         1,059,088
                                =========       =========         =========

         Due to the Company's loss from continuing operations in 2003, 2002 and 2001, the dilution from the potential conversion of the Preferred Securities was excluded from the computation of diluted earnings per share. During these periods, the Preferred Securities were convertible into an average of 383,035 shares, 383,686 shares and 392,704 shares of capital stock, respectively.

18. STOCK INCENTIVE PLANS

         The Company has eight Stock Incentive Plans under which 3,150,000 shares of Roto-Rooter Capital Stock are issued to key employees pursuant to the grant of stock awards and/or options to purchase such shares. All options granted under these plans provide for a purchase price equal to the market value of the stock at the date of grant. The latest plan, covering a total of 450,000 shares, was adopted in May 2002.

         Under the plan adopted in 1983, both nonstatutory and incentive stock options have been granted. Incentive stock options granted under the 1983 plan become exercisable in full six months following the date of grant; nonstatutory options granted under the 1983 plan become exercisable in four annual installments commencing six months after the date of grant. Under the Long-Term Incentive Plan, adopted in 1999, up to 250,000 shares may be issued to employees who are not officers or directors of the Company or its subsidiaries.

         The other plans are not qualified, restricted or incentive stock option plans under the Internal Revenue Code. Options generally become exercisable six months following the date of grant in four equal annual installments.

         Data relating to the Company's stock issued to employees follow:

                                         2003                     2002                     2001
                                ---------------------    ---------------------    ---------------------
                                  NUMBER     WEIGHTED     NUMBER      WEIGHTED     NUMBER      WEIGHTED
                                    OF       AVERAGE        OF         AVERAGE       OF         AVERAGE
                                  SHARES      PRICE       SHARES        PRICE      SHARES        PRICE
                                ---------    --------    ---------    --------    ---------    --------
Stock options:
   Outstanding at January 1     1,243,600    $  35.50    1,059,088    $  34.91    1,194,756    $  34.62
   Granted                        241,100       35.85      268,600       36.90            -           -
   Exercised                     (245,184)      33.10      (66,738)      31.87     (103,538)      31.74
   Forfeited                         (300)      28.56      (17,350)      34.76      (25,725)      34.43
   Expired                        (66,351)      38.23            -           -       (6,405)      34.60
                                ---------                ---------                ---------
   Outstanding at December 31   1,172,865       35.92    1,243,600       35.50    1,059,088       34.91
                                =========                =========                =========
   Exercisable at December 31     860,187       35.79    1,037,771       35.23      941,149       35.25
                                =========                =========                =========
Stock awards issued                 4,606       34.72        9,034       37.51       17,073       37.73
                                =========                =========                =========

         Options outstanding at December 31, 2003, comprise the following:

                                       Range of Exercise Prices
                                ---------------------------------------
                                $32.13 to $35.94       $36.90 to $40.53
                                ----------------       ----------------
Options outstanding                  419,602                753,263
Average exercise price
   of options outstanding       $      33.45           $      37.30
Average contractual life             4.2 yrs.               7.0 yrs.
Options exercisable                  419,602                440,585
Average exercise price
   of options exercisable       $      33.45           $      33.50

There were 142,311 shares available for granting of stock options and awards at December 31, 2003.

         Total compensation cost recognized for stock awards for continuing operations was $147,000 in 2003 (2002 -- $184,000; 2001 -- $6,328,000). The
expense for 2001 included $4,263,000 resulting from the acceleration of vesting of restricted stock awards in connection with the restructuring of the Company's long-term incentive plans, effective December 31, 2001. The shares of capital stock were issued to key employees and directors at no cost and generally were previously restricted as to the transfer of ownership.

         During 1999, the Company purchased 101,500 shares of its capital stock in open-market transactions and sold these shares to certain employees at fair market value in exchange for interest-bearing notes secured by the shares. Interest rates on these notes are set at the beginning of each year based on rates used by the Internal Revenue Service for demand loans (1.80% for 2003; 2.73% for 2002; 5.88% for 2001).

         The notes receivable have no maturity date but become immediately due and payable at the option of the Company upon the occurrence of any of the following: (a) the Company, as note holder, deems itself insecure, (b) the death, insolvency, assignment for the benefit of creditors, or the commencement of any bankruptcy or insolvency proceedings of, or against, the employee, (c) any attempted transfer by the employee of the shares of capital stock purchased by the employee with the notes, or (d) termination of employment. The terms of the notes receivable place restrictions upon the sale of the underlying shares of stock, but the shares of stock are not physically restricted from sale. Should the Company demand payment of the notes and the value of the underlying shares be insufficient to satisfy the remaining note liability, the employee would be required to pay the Company the difference in cash.

         Activity in the notes receivable accounts, which are presented as a reduction of stockholders' equity in the consolidated balance sheet, is summarized below (in thousands):

Balance at December 31, 2000        $ 2,886
Accrual of interest                     100
Cash payments                          (196)
Value of shares surrendered          (1,288)
                                    -------
   Balance at December 31, 2001       1,502
Accrual of interest                      26
Cash payments                          (239)
Value of shares surrendered            (337)
                                    -------
   BALANCE AT DECEMBER 31, 2002         952
ACCRUAL OF INTEREST                      16
CASH PAYMENTS                           (11)
VALUE OF SHARES SURRENDERED             (23)
                                    -------
   BALANCE AT DECEMBER 31, 2003     $   934
                                    =======

Shares surrendered in payment of notes receivable are valued at their fair market value on the date of surrender.

19. EXECUTIVE LONG-TERM INCENTIVE PLAN

         In May 2002, the shareholders of the Company approved the adoption of the 2002 Executive Long-Term Incentive Plan ("LTIP") covering officers and key employees of the Company. The LTIP is administered by the Compensation/Incentive Committee ("CIC") of the Board of Directors and was adopted to replace the restricted stock program, which was terminated at the end of 2001. Based on guidelines established by the CIC, the LTIP covers the granting of cash awards based on two independent elements: 1) a totally discretionary award based on operating performance of the Company covering a period greater than one year and less than four years and 2) an award based on the attainment of a target stock price of $50 per share during 10 consecutive trading days prior to the fourth anniversary of the plan.

         As of December 31, 2003, no accrual for awards under the LTIP was made since it was not possible to estimate the amount of such awards, if any, which was earned.

         During January 2004, the price of the Company's stock exceeded $50 per share for more than 10 consecutive trading days. In February 2004, the CIC approved a payout under the LTIP in the aggregate amount of $7.8 million ($2.8 million in cash and 84,633 shares of capital stock). The pretax expense of this award, including payroll taxes and benefit costs, totaled $9.1 million ($5.9 million aftertax) and will be recorded in the operating results for the first quarter of 2004.

20. PREFERRED SECURITIES

         Effective February 1, 2000, the Company completed an Exchange Offer whereby stockholders exchanged 575,503 shares of capital stock for shares of Preferred Securities of the wholly owned Chemed Capital Trust ("CCT") on a one-for-one basis. The Preferred Securities, which carry a redemption value of $27.00 per security, pay an annual cash distribution of $2.00 per security (payable at the quarterly rate of $.50 per security commencing March 2000) and are convertible into capital stock at a price of $37.00 per security. The Preferred Securities mature 30 years from date of issuance and are callable beginning March 15, 2003, at a price of $27.27 for each $27.00 principal amount. On March 15, 2004, and later, the Preferred Securities are callable without premium. At December 31, 2003, there were 523,172 shares of the Preferred Securities outstanding (December 31, 2002 -- 525,401 shares). The number of Preferred Securities purchased and converted and shares of capital stock issued upon conversion are summarized below:

                                                 FOR THE YEARS ENDED
                                                      DECEMBER 31,
                                              ---------------------------
                                               2003       2002      2001
                                              -----      -----     ------
Number of Preferred Securities purchased          -      1,533     13,720
Number of Preferred Securities converted      2,229        432      1,200
Shares of capital stock
   issued upon conversion
   of Preferred Securities                    1,626        315        876

         The sole assets of the CCT are Junior Subordinated Debentures ("JSD") of the Company in the principal amount of $14,126,000. The JSD mature March 15, 2030, and the interest rate of the JSD is $2.00 per annum per $27.00 principal amount. In February 2000, the Company executed an Indenture relating to the JSD, an Amended and Restated Declaration of Trust relating to the Preferred Securities and a Guarantee Agreement for the benefit of the holders of the Preferred Securities (collectively "Back-up Undertakings"). Considered together, the Back-up Undertakings constitute a full and unconditional guarantee by the Company of the CCT's obligations under the Preferred Securities.

         The Company intends to call all of the Preferred Securities as soon after March 15, 2004 as practicable. Management anticipates that most of the securities will be redeemed for capital stock rather than cash. However, were all the Preferred Securities redeemed for cash, the Company would be obligated to pay approximately $14.1 million.

21. LOANS RECEIVABLE FROM INDEPENDENT CONTRACTORS

         The Plumbing and Drain Cleaning segment subcontracts with independent contractors to operate plumbing repair and drain cleaning businesses in lesser-populated areas of the country. At December 31, 2003, the Company has notes receivable from 37 of its 60 independent contractors totaling $2,599,000 (December 31, 2002 -- $2,127,000). In most cases these loans are partially secured by equipment owned by the contractor. The interest rates on the loans range from 5% to 8% per annum and the remaining terms of the loans range from one month to 7.7 years at December 31, 2003. During 2003, the Company recorded revenues of $14,125,000 (2002 -- $12,350,000; 2001 -- $11,873,000) and pretax profits of $4,356,000 (2002 -- $4,866,000; 2001 -- $3,980,000) from all of its independent contractors.

         The arrangements give the contractors the right to conduct a plumbing and drain cleaning business using the Roto-Rooter name in a specified territory in exchange for a royalty based on a percentage of cash labor sales, generally approximately 40%. The Company also pays for yellow pages advertising in these areas and provides operating manuals to be used as guidelines for operating a plumbing and drain cleaning business. The contracts are generally cancellable upon 90 days' written notice (without cause) or upon a few days' notice (with cause). The independent contractors are responsible for running the businesses as they believe best.

         The Company has four contractors that entered into independent contractor agreements with the Company during 2003, subsequent to January 31 ("2003 Contractors"). The Company has loans totaling $238,000 receivable from the 2003 Contractors that are secured by equipment with an estimated value of $99,000. Information to determine whether the Company's contractual interests, including the loans receivable, are variable interests that are required to be consolidated under FIN No. 46, Consolidation of Variable Interest Entities and Interpretation of ARB No. 51, is not available. Based on an analysis of Roto-Rooter's operating results relative to these operations, management believes that consolidation of these four businesses would not yield materially different results for the Company. During 2003, the Company recorded $528,000 of service revenues and a combined operating loss of $3,000 related to the 2003 Contractors.

22. LITIGATION

         The Company is party to a class action lawsuit filed in the Third Judicial Circuit Court of Madison County, Illinois in June of 2000 by Robert Harris, alleging certain Roto-Rooter plumbing was performed by unlicensed employees. The Company contests these allegations and believes them without merit. Plaintiff moved for certification of a class of customers in 32 states who allegedly paid for plumbing work performed by unlicensed employees. Plaintiff also moved for a partial summary judgment on grounds the licensed apprentice plumber who installed his faucet did not work under the direct personal supervision of a licensed master plumber. On June 19, 2002, the trial judge certified an Illinois-only plaintiffs class and granted summary judgment for the named party Plaintiff on the issue of liability, finding violation of the Illinois Plumbing License Act and the Illinois Consumer Fraud Act, through Roto-Rooter's representation of the licensed apprentice as a plumber. The court has not yet ruled on certification of a class in the remaining 31 states. Due to complex legal and other issues involved, it is not presently possible to estimate the amount of liability, if any, related to this matter.

         On April 5, 2002 Michael Linn, an attorney, filed a class action complaint against the Company in the Court of Common Pleas, Cuyahoga County, Ohio. He alleges Roto-Rooter Services Company's miscellaneous parts charge, ranging from $4.95 to $12.95 per job, violates the Ohio Consumer Sales Practices Act. The Company contends that this charge, which is included within the estimate approved by its customers, is a fully disclosed component of its pricing. On February 25, 2003, the trial court certified a class of customers who paid the charge from October 1999 to July 2002. The Company is appealing this order and believes the ultimate disposition of this lawsuit will not have a material affect on its financial position.

         However, management cannot provide assurance the Company will ultimately prevail in either of the above two cases. Regardless of outcome, such litigation can adversely affect the Company through defense costs, diversion of management's time, and related publicity.

23. ACQUISITION OF VITAS

         On December 18, 2003, the Company and Marlin Merger Corp., a wholly owned indirect subsidiary ("Marlin"), entered into a merger agreement with Vitas. The merger agreement provided for the merger of Marlin into Vitas, with Vitas surviving the merger as an indirect wholly owned subsidiary of the Company (the "Acquisition"). To secure its interest in the merger, the Company placed a $10 million deposit in escrow (included in other assets at December 31, 2003).

         In connection with the completion of the Acquisition on February 24, 2004, the Company paid to the holders of the 63% of Vitas common stock the Company did not own consideration of approximately $313.9 million. In addition, the Company paid the former chairman and chief executive officer of Vitas $25.0 million pursuant to a noncompetition and consulting agreement and made severance payments totaling $2.3 million to two other officers of Vitas. The total purchase price, including $5.5 million of estimated expenses and the Company's $23.6 million previous investment in Vitas, was $370.3 million. Based on Vitas' balance sheet at December 31, 2003, the preliminary allocation of the purchase price to Vitas' assets and liabilities is estimated to be (in thousands):

Cash and cash equivalents                    $  25,115
Other current assets                            62,557
Property and equipment                          22,613
Consulting agreement                             7,000
Covenant not to compete                         18,000
Goodwill                                       361,228
Other assets                                     6,074
Current liabilities                            (60,191)
Long-term debt                                 (67,625)
Other liabilities                               (4,428)
                                             ---------
Net assets acquired                            370,343
Less: cash and cash equivalents acquired       (25,115)
                                             ---------
   Net outlay                                $ 345,228
                                             =========

As of February 24, 2004, the Company will consolidate Vitas' assets and liabilities and begin consolidating Vitas' operating results.

         To fund the Acquisition and retire Vitas' and the Company's long-term debt, the Company completed the following transactions ("Financing") on February 24, 2004:

     - The Company borrowed $75.0 million under a new $135 million revolving credit/term loan agreement at an initial weighted average interest rate of 4.50%. Principal payments of $1.25 million are due quarterly under the term loan. The term loan/revolving credit agreement matures in five years.

     - The Company sold 2,000,000 shares of its capital stock in a private placement at price of $50 per share, before expenses.

     - The Company issued $110 million principal amount of floating rate senior secured notes due 2010 at an initial interest rate of 4.88%.

     - The Company issued $150 million principal amount of 8.75% senior notes due 2011.

     - The Company incurred estimated financing transaction fees and expenses of approximately $14.5 million.

         The unaudited pro forma operating data of the Company for the year ended December 31, 2003, giving effect to the Acquisition and Financing as if they had occurred on January 1, 2003, follow (in thousands):

Service revenues and sales     $ 749,888
                               =========
Net loss                       $  (4,070)
                               =========
Net loss per share             $   (0.34)
                               =========
Average shares outstanding        11,924
                               =========

         The Acquisition is being accounted for using the purchase method of accounting. The fair values of Vitas' assets and related liabilities are based on preliminary estimates. Additional analysis will be required to determine the fair values of Vitas' assets and liabilities, including the identification and valuation of intangible assets acquired. Additional intangible assets acquired may include customer contracts and related customer relationships and other contract-based intangibles such as lease agreements and service contracts. Should the Company identify and value additional intangible assets, everything else being equal, goodwill will be reduced. In addition, such additional intangible assets may have finite lives and be subject to amortization. The final allocation of the Acquisition consideration may result in significant differences from the preliminary amounts reflected in the above financial information.

         The unaudited pro forma operating data are for informational purposes only and do not purport to represent what the Company's results of operations would actually have been had the Acquisition and the Financing occurred as of the date indicated, nor does the unaudited pro forma operating data purport to project the Company's results for any future date or any future period.

The unaudited pro forma operating data reflect pro forma adjustments that are based on available information and certain assumptions management believes are reasonable, but are subject to change. Such adjustments include an increase in the average shares of capital stock outstanding and in interest expense from the Financing, elimination of interest expense on existing debt, elimination of dividend income from Vitas and reduction of interest income on cash used for the Acquisition. Management has made, in its opinion, all adjustments that are necessary to present fairly the pro forma information.

                   ROTO-ROOTER, INC. AND SUBSIDIARY COMPANIES
                     UNAUDITED SUMMARY OF QUARTERLY RESULTS
                      FOR THE YEAR ENDED DECEMBER 31, 2003
               (IN THOUSANDS, EXCEPT PER SHARE AND FOOTNOTE DATA)

                                                            FIRST         SECOND          THIRD         FOURTH          TOTAL
                                                           QUARTER        QUARTER        QUARTER        QUARTER          YEAR
                                                          ---------      ---------      ---------      ---------      ---------
Continuing Operations
   Total service revenues and sales                       $  77,645      $  77,271      $  75,172      $  78,783      $ 308,871
                                                          =========      =========      =========      =========      =========
   Gross profit                                           $  31,493      $  31,660      $  30,957      $  31,951      $ 126,061
                                                          =========      =========      =========      =========      =========
   Income/(loss) from operations (a,d)                    $   2,384      $   3,580      $   2,367      $ (16,051)     $  (7,720)
   Interest expense                                            (539)          (599)          (487)          (515)        (2,140)
   Distributions on preferred securities                       (268)          (268)          (268)          (267)        (1,071)
   Other income--net (b,c)                                    4,262          2,455          3,049          1,493         11,259
                                                          ---------      ---------      ---------      ---------      ---------
     Income before income taxes (a,b,c,d)                     5,839          5,168          4,661        (15,340)           328
   Income taxes                                              (2,282)        (1,868)        (1,748)         1,149         (4,749)
   Equity in earnings of affiliate (e)                            -              -              -            922            922
                                                          ---------      ---------      ---------      ---------      ---------
   Income/(loss) from continuing operations (a,b,c,d)         3,557          3,300          2,913        (13,269)        (3,499)
Discontinued Operations                                           -              -              -             64             64
                                                          ---------      ---------      ---------      ---------      ---------
Net Income/(Loss) (a,b,c,d)                               $   3,557      $   3,300      $   2,913      $ (13,205)     $  (3,435)
                                                          =========      =========      =========      =========      =========

Earnings Per Share (a,b,c,d)
   Income/(loss) from continuing operations               $    0.36      $    0.33      $    0.29      $   (1.33)     $   (0.35)
                                                          =========      =========      =========      =========      =========
   Net income/(loss)                                      $    0.36      $    0.33      $    0.29      $   (1.33)     $   (0.35)
                                                          =========      =========      =========      =========      =========

Diluted Earnings Per Share (a,b,c,d)
   Income/(loss) from continuing operations               $    0.36      $    0.33      $    0.29      $   (1.33)     $   (0.35)
                                                          =========      =========      =========      =========      =========
   Net income/(loss)                                      $    0.36      $    0.33      $    0.29      $   (1.33)     $   (0.35)
                                                          =========      =========      =========      =========      =========

Average number of shares outstanding
   Earnings/(loss) per share                                  9,890          9,908          9,941          9,954          9,924
                                                          =========      =========      =========      =========      =========
   Diluted earnings/(loss) per share                          9,903          9,942          9,988          9,954          9,924
                                                          =========      =========      =========      =========      =========

------------------
(a) Amounts include a pretax charge of $3,627,000 ($2,358,000 aftertax or $.24 per share) from severance charges in the first quarter and for the year.

(b) Amounts include a pretax gain of $1,846,000 ($1,200,000 aftertax or $.12 per share) from the redemption of Vitas preferred stock in the third quarter and for the year.

(c) Amounts include a pretax capital gain of $3,544,000 ($2,151,000 aftertax or $.22 per share) from the sales of investments in the first quarter and for the year.

(d) Amounts include pretax asset impairment charges of $15,828,000 ($14,363,000 aftertax or $1.44 per share) in the fourth quarter and for the year.

(e)  Amount represents equity in earnings of Vitas.

                   ROTO-ROOTER, INC. AND SUBSIDIARY COMPANIES
                     UNAUDITED SUMMARY OF QUARTERLY RESULTS
                      FOR THE YEAR ENDED DECEMBER 31, 2002
               (IN THOUSANDS, EXCEPT PER SHARE AND FOOTNOTE DATA)

                                                        FIRST          SECOND         THIRD         FOURTH         TOTAL
                                                       QUARTER        QUARTER        QUARTER        QUARTER         YEAR
                                                      ---------      ---------      ---------      ---------      ---------
Continuing Operations
   Total service revenues and sales                   $  80,853      $  79,082      $  75,322      $  78,919      $ 314,176
                                                      =========      =========      =========      =========      =========
   Gross profit                                       $  32,345      $  32,458      $  31,008      $  32,080      $ 127,891
                                                      =========      =========      =========      =========      =========
   Income/(loss) from operations (a)                  $   5,593      $   6,306      $   5,370      $ (19,947)     $  (2,678)
   Interest expense                                        (773)          (763)          (709)          (683)        (2,928)
   Distributions on preferred securities                   (270)          (271)          (268)          (270)        (1,079)
   Other income--net (b)                                  2,589            953            268            472          4,282
                                                      ---------      ---------      ---------      ---------      ---------
     Income before income taxes (a,b)                     7,139          6,225          4,661        (20,428)        (2,403)
   Income taxes                                          (2,432)        (2,370)        (1,725)            76         (6,451)
                                                      ---------      ---------      ---------      ---------      ---------
   Income/(loss) from continuing operations (a,b)         4,707          3,855          2,936        (20,352)        (8,854)
Discontinued Operations                                     867          1,124          3,929            389          6,309
                                                      ---------      ---------      ---------      ---------      ---------
Net Income/(Loss) (a,b)                               $   5,574      $   4,979      $   6,865      $ (19,963)     $  (2,545)
                                                      =========      =========      =========      =========      =========

Earnings Per Share (a,b)
   Income/(loss) from continuing operations           $    0.48      $    0.39      $    0.30      $   (2.06)     $   (0.90)
                                                      =========      =========      =========      =========      =========
   Net income/(loss)                                  $    0.57      $    0.51      $    0.70      $   (2.02)     $   (0.26)
                                                      =========      =========      =========      =========      =========

Diluted Earnings Per Share (a,b)
   Income/(loss) from continuing operations           $    0.48      $    0.39      $    0.30      $   (2.06)     $   (0.90)
                                                      =========      =========      =========      =========      =========
   Net income/(loss)                                  $    0.56      $    0.50      $    0.70      $   (2.02)     $   (0.26)
                                                      =========      =========      =========      =========      =========

Average number of shares outstanding
   Earnings/(loss) per share                              9,843          9,857          9,861          9,872          9,858
                                                      =========      =========      =========      =========      =========
   Diluted earnings/(loss) per share                     10,267          9,898          9,867          9,872          9,858
                                                      =========      =========      =========      =========      =========

------------------
(a) Amounts for the fourth quarter and for the year include a pretax and aftertax noncash goodwill impairment charge of $20,342,000 ($2.06 per share).

(b) Amounts for the first quarter and for the year include pretax gains from the sales of investments of $1,141,000 ($ 775,000 aftertax or $.08 per share). Amounts for the fourth quarter and year include pretax investment impairment charges of $1,200,000 ($780,000 after-tax or $.08 per share).

                                                                     SCHEDULE II

                   ROTO-ROOTER, INC. AND SUBSIDIARY COMPANIES
                        VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)
                                     DR/(CR)

                                                                ADDITIONS
                                                        ------------------------
                                                        (CHARGED)                    APPLICABLE
                                                        CREDITED        (CHARGED)       TO
                                        BALANCE AT      TO COSTS        CREDITED     COMPANIES                        BALANCE
                                        BEGINNING         AND           TO OTHER     ACQUIRED       DEDUCTIONS        AT END
          DESCRIPTION                   OF PERIOD       EXPENSES        ACCOUNTS     IN PERIOD          (a)          OF PERIOD
---------------------------------       ----------      --------        --------     ----------     ----------       ---------
Allowances for doubtful
accounts (b)

   For the year 2003                     $(3,309)       $ (2,019)       $      -     $       -       $  2,409         $(2,919)
                                         =======        ========        ========     =========       ========         =======

   For the year 2002                     $(4,091)       $ (1,808)       $      -     $       -       $  2,590         $(3,309)
                                         =======        ========        ========     =========       ========         =======

   For the year 2001                     $(3,637)       $ (2,866)       $      -     $       -       $  2,412         $(4,091)
                                         =======        ========        ========     =========       ========         =======

Allowances for doubtful
accounts - notes
receivable (c)

   For the year 2003                     $  (422)       $     99        $      -     $       -       $      -         $  (323)
                                         =======        ========        ========     =========       ========         =======

   For the year 2002                     $  (900)       $    478        $      -     $       -       $      -         $  (422)
                                         =======        ========        ========     =========       ========         =======

   For the year 2001                     $   (23)       $   (900)       $      -     $       -       $     23         $  (900)
                                         =======        ========        ========     =========       ========         =======

Valuation allowance for
available-for-sale securities (d)

   For the year 2003                     $ 5,668        $      -        $   (278)    $       -       $ (5,390)        $     -
                                         =======        ========        ========     =========       ========         =======

   For the year 2002                     $ 6,483        $      -        $    326     $       -       $ (1,141)        $ 5,668
                                         =======        ========        ========     =========       ========         =======

   For the year 2001                     $ 4,980        $      -        $  2,496     $       -       $   (993)        $ 6,483
                                         =======        ========        ========     =========       ========         =======

------------------
(a) With respect to allowances for doubtful accounts, deductions include accounts considered uncollectible or written off, payments, companies divested, etc. With respect to valuation allowance for available-for-sale securities, deductions comprise net realized gains on sales of investments.

(b) Classified in consolidated balance sheet as a reduction of accounts receivable.

(c)  Classified in consolidated balance sheet as a reduction of other assets.

(d) With respect to the valuation allowance for available-for-sale securities, amounts charged or credited to other accounts comprise net unrealized holding gains arising during the period.

                                INDEX TO EXHIBITS

                                                          Page Number
                                                              or
                                                  Incorporation by Reference
                                              ----------------------------------
Exhibit                                          File No. and         Previous
Number                                           Filing Date         Exhibit No.
-------                                       -------------------    -----------
 3.1     Certificate of Incorporation of      Form S-3               4.1
         Chemed Corporation                   Reg. No. 33-44177
                                              11/26/91

 3.2     Certificate of Amendment to          Form S-8               E-1
         Certificate of Incorporation         Reg. No. 333-109104
                                              9/25/03

 3.3     By-Laws of Chemed Corporation        Form 10-K              2
                                              3/28/89

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

 4.2     Chemed Capital Trust, dated          Schedule 13E-4         (b)(1)
         as of 12/23/99                       12/23/99

 4.3     Amended and Restated                 Schedule 13E-4A        (b)(2)
         Declaration of Trust of Chemed       2/7/00, Amendment
         Capital Trust, dated February        No. 2
         7, 2000

 4.4     Indenture, dated as of February              *
         24, 2004, between Roto-Rooter, Inc.
         and LaSalle Bank National
         Association

 4.5     Indenture, dated as of February              *
         24, 2004, among Roto-Rooter, Inc.,
         the subsidiary guarantors listed
         on Schedule I thereto and
         Wells Fargo Bank, N.A.

10.1     Agreement and Plan of Merger         Form 8-K               1
         among Diversey U.S. Holdings,        3/11/91
         Inc., D.C. Acquisition Inc.,
         Chemed Corporation and DuBois
         Chemicals, Inc., dated as of
         February 25, 1991

                                                         Page Number
                                                             or
                                                 Incorporation by Reference
                                              ----------------------------------
Exhibit                                       File No. and            Previous
Number                                        Filing Date            Exhibit No.
-------                                       ------------           -----------
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

10.6     Senior Subordinated Promissory       Form 8-K                  2.3
         Note dated as of October 11, 2002    10/11/02
         by and among PCI Holding Corp.
         and Chemed Corporation

10.7     Common Stock Purchase Warrant        Form 8-K                  2.4
         dated as of October 11, 2002 by      10/11/02
         and between PCI Holding Corp.
         and Chemed Corporation

10.8     1986 Stock Incentive Plan, as        Form 10-K                 9
         amended through May 20, 1991         3/27/92, **

10.9     1988 Stock Incentive Plan, as        Form 10-K                 10
         amended through May 20, 1991         3/27/92, **

10.10    1993 Stock Incentive Plan            Form 10-K                 10.8
                                              3/29/94, **

10.11    1995 Stock Incentive Plan            Form 10-K                 10.14
                                              3/28/96, **

10.12    1997 Stock Incentive Plan            Form 10-K                 10.10
                                              3/27/98, **

                                                          Page Number
                                                              or
                                                  Incorporation by Reference
                                              ----------------------------------
Exhibit                                       File No. and           Previous
Number                                        Filing Date            Exhibit No.
-------                                       ------------           -----------
10.13    1999 Stock Incentive Plan            Form 10-K              10.11
                                              3/29/00, **

10.14    1999 Long-Term Employee              Form 10-K              10.16
         Incentive Plan as amended            3/28/03, **
         through May 20, 2002

10.15    2002 Stock Incentive Plan            Form 10-K              10.17
                                              3/28/03, **

10.16    2002 Executive Long-Term             Form 10-K              10.18
         Incentive Plan                       3/28/03, **

10.17    Employment Contracts with            Form 10-K              10.12
         Executives                           3/28/89, **

10.18    Amendment to Employment              Form 10-K              10.20
         Agreements with Kevin J.             3/28/03, **
         McNamara, Thomas C. Hutton
         and Sandra E. Laney
         dated August 7, 2002

10.19    Amendment to Employment              Form 10-K              10.21
         Agreements with Timothy              3/28/03, **
         S. O'Toole and Arthur V.
         Tucker dated August 7, 2002

10.20    Amendment to Employment                 *, **
         Agreement with Spencer S. Lee
         dated May 19, 2003

10.21    Amendment to Employment              Form 10-K              10.16
         Agreement with Executives dated      3/28/02, **
         January 1, 2002

10.22    Consulting Agreement between         Form 10-K              10.26
         Timothy S. O'Toole and PCI           3/28/03, **
         Holding Corp effective October
         11, 2002.

                                                       Page Number
                                                            or
                                                Incorporation by Reference
                                              ------------------------------
Exhibit                                       File No. and        Previous
Number                                        Filing Date        Exhibit No.
-------                                       -------------      -----------
10.23    Amendment No. 16 to Employment       Form 10-K          10.27
         Agreement with Sandra E. Laney       3/28/03, **
         dated March 1, 2003

10.24    Excess Benefits Plan, as restated        *,**
         and amended, effective June 1,
         2001

10.25    Amendment No. 1 to Excess Benefits       *,**
         Plan, effective July 1, 2002

10.26    Amendment No. 2 to Excess Beneifts       *,**
         Plan, effective November 7, 2003

10.27    Non-Employee Directors' Deferred     Form 10-K          10.10
         Compensation Plan                    3/24/88, **

10.28    Chemed/Roto-Rooter Savings &         Form 10-K          10.25
         Retirement Plan, effective           3/25/99, **
         January 1, 1999

10.29    First Amendment to Chemed/           Form 10-K          10.22
         Roto-Rooter Savings & Retirement     3/28/02, **
         Plan effective September 6, 2000

10.30    Second Amendment to Chemed/          Form 10-K          10.23
         Roto-Rooter Savings & Retirement     3/28/02, **
         Plan effective January 1, 2001

10.31    Third Amendment to Chemed/           Form 10-K          10.24
         Roto-Rooter Savings & Retirement     3/28/02, **
         Plan effective December 12, 2001

10.32    Stock Purchase Plan by and           Form 8-K           10.21
         among Banta Corporation, Chemed      10/13/97
         Corporation and OCR Holding
         Company

10.33    Directors Emeriti Plan               Form 10-Q          10.11
                                              5/12/88, **

10.34    Second Amendment to Split Dollar     Form 10-K          10.26
         Agreement with Executives            3/29/00, **

                                                       Page Number
                                                           or
                                                Incorporation by Reference
                                              ------------------------------
Exhibit                                       File No. and        Previous
Number                                        Filing Date        Exhibit No.
-------                                       --------------     -----------
10.35    Split Dollar Agreement with          Form 10-K          10.27
         Sandra E. Laney                      3/25/99, **

10.36    Split Dollar Agreements              Form 10-K          10.15
         with Executives                      3/28/96, **

10.37    Split Dollar Agreement with          Form 10-K          10.16
         Edward L. Hutton                     3/28/96, **

10.38    Split Dollar Agreement with          Form 10-K          10.33
         Spencer S. Lee                       3/29/00, **

10.39    Promissory Note under the            Form 10-K          10.40
         Executive Stock Purchase Plan        3/28/01, **
         with Edward L. Hutton

10.40    Promissory Note under the            Form 10-K          10.41
         Executive Stock Purchase Plan        3/28/01, **
         with Kevin J. McNamara

10.41    Schedule to Promissory Note under       *,**
         the Executive Stock Purchase Plan
         with Edward L. Hutton

10.42    Schedule to Promissory Note under       *,**
         the Executive Stock Purchase Plan
         with Kevin J. McNamara

10.43    Roto-Rooter Deferred Compensation    Form 10-K          10.37
         Plan No. 1, as amended January 1,    3/28/01, **
         1998

10.44    Roto-Rooter Deferred Compensation    Form 10-K          10.38
         Plan No. 2                           3/28/01, **

10.45    Agreement and Plan of Merger,        Form 8-K           99.2
         dated as of December 18, 2003,       12/19/03
         among Roto-Rooter, Inc., Marlin
         Merger Corp. and Vitas Healthcare
         Corporation

                                                         Page Number
                                                            or
                                                   Incorporation by Reference

Exhibit                                            File No. and       Previous
Number                                             Filing Date       Exhibit No.
-------                                            ------------      -----------
10.46    Credit Agreement, dated as of                  *
         February 24, 2004, among
         Roto-Rooter, Inc., the lenders from
         time to time parties thereto and
         Bank One, NA, as Administrative Agent.


10.47    Pledge and Security Agreement, dated           *
         as of February 24, 2004, among
         Roto-Rooter, Inc., the subsidiaries
         of Roto-Rooter, Inc. listed on the
         signature pages thereto and Bank One,
         NA, as Collateral Agent.

10.48    Guaranty Agreement, dated as of                *
         February 24, 2004, among the
         subsidiaries of Roto-Rooter, Inc.
         listed on the signature pages
         thereto and Bank One, NA, as
         Administrative Agent.

13.      2003 Annual Report to Stockholders             *

14.      Policies on Business Ethics of                 *
         Roto-Rooter, Inc.

21       Subsidiaries of Roto-Rooter, Inc.              *

23       Consent of Independent Accountants             *

24       Powers of Attorney                             *

31.1     Certification by Kevin J. McNamara             *
         Pursuant to Rule 13a-14(a)/15d-14(a)
         of the Exchange Act of 1934.

31.2     Certification by David P. Williams             *
         Pursuant to Rule 13a-14(a)/15d-14(a)
         of the Exchange Act of 1934.

31.3     Certification by Arthur V. Tucker, Jr.         *
         Pursuant to Rule 13a-14(a)/15d-14(a)
         of the Exchange Act of 1934.

                                                        Page Number
                                                            or
                                                Incorporation by Reference
                                                ---------------------------
Exhibit                                         File No. and     Previous
Number                                          Filing Date     Exhibit No.
-------                                         ------------    -----------
32.1      Certification by Kevin J. McNamara        *
          pursuant to Section 906 of the
          Sarbanes-Oxley Act of 2002

32.2      Certification by David P. Williams        *
          pursuant to Section 906 of the
          Sarbanes-Oxley Act of 2002

32.3      Certification by Arthur V. Tucker,        *
          Jr. pursuant to Section 906 of
          the Sarbanes-Oxley Act of 2002

---------------
* Filed herewith.

**Management contract or compensatory plan or arrangement.