Form 10-Q
period 2004-03-31
ROTO-ROOTER INC
filed 2004-05-10
CIK 19584

===============================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
                   Quarterly Report Under Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934

                        For Quarter Ended March 31, 2004

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes __X__ No ____

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes __X__ No ____

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class                                       Amount                 Date

Capital Stock                       12,129,380 Shares         April 30, 2004
$1 Par Value

===============================================================================

                              ROTO-ROOTER, INC. AND
                              SUBSIDIARY COMPANIES



                                      INDEX

                                                                                                 PAGE NO.
                                                                                                 --------
PART I.    FINANCIAL INFORMATION:

     Item 1.  Financial Statements
              Consolidated Balance Sheet -
                 March 31, 2004 and
                 December 31, 2003                                                                     3

              Consolidated Statement of Operations -
                 Three months ended
                 March 31, 2004 and 2003                                                               4

              Consolidated Statement of Cash Flows -
                Three months ended
                March 31, 2004 and 2003                                                                5

              Notes to Unaudited Financial Statements                                                  6


     Item 2.  Management's Discussion and Analysis of
                Financial Condition and Results of Operations                                         16

     Item 4.  Controls and Procedures                                                                 24

PART II.   OTHER INFORMATION

     Item 6.  Exhibits and Reports on Form 8-K                                                        25

                          PART I. FINANCIAL INFORMATION
                          Item 1. Financial Statements
                   ROTO-ROOTER, INC. AND SUBSIDIARY COMPANIES
                      UNAUDITED CONSOLIDATED BALANCE SHEET
                 (in thousands except share and per share data)

                                                                                              March 31,           December 31,
                                                                                                2004                   2003*
                                                                                             ---------             -----------
ASSETS
Current assets
   Cash and cash equivalents                                                                 $   43,036            $   50,587
   Accounts receivable, less allowances of $10,107 (2003-$2,919)                                 64,313                13,592
   Inventories                                                                                    8,157                 8,256
   Statutory deposits                                                                             8,914                 9,358
   Prepaid income taxes                                                                          18,780                 3,625
   Current deferred income taxes                                                                 27,805                10,056
   Prepaid expenses and other current assets                                                     16,451                 6,611
                                                                                             ----------            ----------
             Total current assets                                                               187,456               102,085
Investments of deferred compensation plans held in trust                                         19,354                17,743
Other investments                                                                                 1,445                25,081
Note receivable                                                                                  12,500                12,500
Properties and equipment, at cost less accumulated
   depreciation of $62,441 (2003-$62,646)                                                        61,417                41,004
Identifiable intangible assets less accumulated
   amortization of $2,061 (2003-$1,704)                                                          25,235                   592
Goodwill                                                                                        452,705               105,335
Other assets                                                                                     31,619                24,729
                                                                                             ----------            ----------
             Total Assets                                                                    $  791,731            $  329,069
                                                                                             ==========            ==========

LIABILITIES
Current liabilities
   Accounts payable                                                                          $   38,632            $    7,120
   Current portion of long-term debt                                                              5,806                   448
   Income taxes                                                                                     163                    26
   Deferred contract revenue                                                                     13,845                14,362
   Accrued insurance                                                                             19,692                16,013
   Other current liabilities                                                                     57,682                21,123
                                                                                             ----------            ----------
             Total current liabilities                                                          135,820                59,092
Convertible junior subordinated debentures                                                       14,001                14,126
Other long-term debt                                                                            315,800                25,931
Deferred compensation liabilities                                                                19,572                17,733
Other liabilities                                                                                19,880                19,494
                                                                                             ----------            ----------
             Total Liabilities                                                                  505,073               136,376
                                                                                             ----------            ----------
STOCKHOLDERS' EQUITY
Capital stock-authorized 15,000,000 shares $1 par;
   issued 13,056,289 shares (2003-13,452,907 shares)                                             13,056                13,453
Paid-in capital                                                                                 195,608               170,501
Retained earnings                                                                               111,428               119,746
Treasury stock - 969,039 shares (2003-3,508,663 shares),
   at cost                                                                                      (32,741)             (109,427)
Unearned compensation                                                                            (2,480)               (2,954)
Deferred compensation payable in company stock                                                    2,324                 2,308
Notes receivable for shares sold                                                                   (537)                 (934)
                                                                                             ----------            ----------
             Total Stockholders' Equity                                                         286,658               192,693
                                                                                             ----------            ----------
             Total Liabilities and Stockholders' Equity                                      $  791,731            $  329,069
                                                                                             ==========            ==========

            See accompanying notes to unaudited financial statements.
                * Reclassified to conform to 2004 presentation.

                   ROTO-ROOTER, INC. AND SUBSIDIARY COMPANIES
                 UNAUDITED CONSOLIDATED STATEMENT OF OPERATIONS
                      (in thousands except per share data)

                                                                                                  Three Months Ended
                                                                                                       March 31,
                                                                                           -------------------------------
                                                                                                2004                  2003
                                                                                             --------              --------
Service revenues and sales                                                                   $131,048              $ 77,645
                                                                                             --------              --------
Cost of services provided and goods sold
  (excluding depreciation)                                                                     86,224                46,152
Selling, general and administrative expenses                                                   31,023                26,057
Depreciation                                                                                    3,589                 3,052
Long-term incentive compensation                                                                9,058                     -
                                                                                             --------              --------
         Total costs and expenses                                                             129,894                75,261
                                                                                             --------              --------
         Income from operations                                                                 1,154                 2,384
Interest expense                                                                               (2,905)                 (807)
Loss on extinguishment of debt                                                                 (3,330)                    -
Other income - net                                                                              1,579                 4,262
                                                                                             --------              --------
         Income/(loss) before income taxes                                                     (3,502)                5,839
Income tax benefit/(expense)                                                                      497                (2,282)
Equity in loss of affiliate                                                                    (4,105)                    -
                                                                                             --------              --------
         Net income/(loss)                                                                   $ (7,110)             $  3,557
                                                                                             ========              ========

Earnings/(Loss) Per Share
   Net income/(loss)                                                                         $   .(65)             $    .36
                                                                                             ========              ========
   Average number of shares outstanding                                                        10,912                 9,890
                                                                                             ========              ========

Diluted Earnings/(Loss) Per Share
   Net income/(loss)                                                                         $   .(65)             $    .36
                                                                                             ========              ========
   Average number of shares outstanding                                                        10,912                 9,903
                                                                                             ========              ========


Cash Dividends Per Share                                                                     $    .12              $    .12
                                                                                             ========              ========

            See accompanying notes to unaudited financial statements.

                   ROTO-ROOTER, INC. AND SUBSIDIARY COMPANIES
                 UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (in thousands)

                                                                                             Three Months Ended March 31,
                                                                                        -------------------------------------
                                                                                           2004                       2003
                                                                                        ----------                 ----------
CASH FLOWS FROM OPERATING ACTIVITIES
         Net income/(loss)                                                              $  (7,110)                      3,557
         Adjustments to reconcile net income/(loss) to net
             cash provided/(used) by operating activities:
                  Depreciation and amortization                                             4,265                       3,236
                  Gains on sales of available-for-sale
                    investments                                                                 -                      (3,544)
                  Provision for deferred income taxes                                      (1,475)                       (376)
                  Provision for uncollectible accounts receivable                           1,039                          85
                  Noncash long-term incentive compensation                                  5,808                           -
                  Changes in operating assets and liabilities,
                    excluding amounts acquired in business
                    combinations
                      Decrease/(increase) in accounts receivable                           (3,952)                      1,455
                      Decrease in inventories                                                  99                         403
                      Decrease in statutory deposits                                          444                       1,787
                      Decrease/(increase) in prepaid expenses and
                       other current assets                                                 7,406                        (266)
                      Decrease in accounts payable, deferred
                        contract revenue and other current
                        liabilities                                                       (22,081)                     (6,128)
                      Increase in income taxes                                              1,024                       3,215
                      Decrease in other assets                                                 45                           7
                      Increase in other liabilities                                         1,516                       1,335
                  Equity in loss of affiliate                                               4,105                           -
                  Noncash expense of internally financed ESOPs                                474                         435
                  Other sources/(uses)                                                         62                         (16)
                                                                                        ---------                  ----------
         Net cash provided/(used) by operating activities                                  (8,331)                      5,185
                                                                                        ---------                  ----------

CASH FLOWS FROM INVESTING ACTIVITIES
         Business combinations, net of cash acquired                                     (324,075)                       (168)
         Return of merger deposit                                                          10,000                           -
         Capital expenditures                                                              (1,766)                     (2,062)
         Net uses from discontinued operations                                               (448)                       (524)
         Proceeds from sales of property and equipment                                        166                         133
         Proceeds from sales of available-for-sale investments                                  -                       4,493
         Other sources/(uses)                                                                   8                        (133)
                                                                                        ---------                  ----------
             Net cash provided/(used) by investing activities                            (316,115)                      1,739
                                                                                        ----------                 ----------

CASH FLOWS FROM FINANCING ACTIVITIES
         Proceeds from issuance of long-term debt                                         295,000                           -
         Issuance of capital stock, net of issuance costs                                  97,234                         194
         Repayment of long-term debt                                                      (92,261)                       (144)
         Net increase in revolving credit facility                                         25,000                           -
         Debt issuance costs                                                              (13,095)                          -
         Repayment of stock subscriptions note receivable                                   8,053                           -
         Dividends paid                                                                    (1,209)                     (1,188)
         Purchases of treasury stock                                                       (2,190)                        (58)
         Other sources                                                                        363                         166
                                                                                        ---------                  ----------
             Net cash provided/(used) by financing activities                             316,895                      (1,030)
                                                                                        ---------                  ----------

INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS                                           (7,551)                      5,894
Cash and cash equivalents at beginning of year                                             50,587                      37,731
                                                                                        ---------                  ----------
Cash and cash equivalents at end of period                                              $  43,036                  $   43,625
                                                                                        =========                  ==========

            See accompanying notes to unaudited financial statements.

                   ROTO-ROOTER, INC. AND SUBSIDIARY COMPANIES
                     Notes to Unaudited Financial Statements


1.  BASIS OF PRESENTATION
         We have prepared the accompanying unaudited consolidated financial statements of Roto-Rooter, Inc. and Subsidiary Companies ("Company") in accordance with Rule 10-01 of SEC Regulation S-X. Consequently, we have omitted certain disclosures required under generally accepted accounting principles for complete financial statements. However, in our opinion, the financial statements presented herein contain all adjustments, consisting only of normal recurring adjustments, except for the adoption of FASB Interpretation No. 46R discussed in Notes 11 and 13, necessary to present fairly the financial position, results of operations and cash flows of the Company. For further information regarding the Company's accounting policies, refer to the consolidated financial statements and notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2003.
         We use Accounting Principles Board Opinion No. 25 ("APB 25"), Accounting for Stock Issued to Employees, to account for stock-based compensation. Since the Company's stock options qualify as fixed options under APB 25 and since the option price equals the market price on the date of grant, there is no compensation expense for stock options. Stock awards are expensed during the period the related services are provided.
         The following table illustrates the effect on net income and earnings per share if the Company had applied the fair-value-recognition provisions of Financial Accounting Standards Board ("FASB") Statement No. 123, Accounting for Stock-Based Compensation (as amended) (in thousands, except per share data):

                                                                  For the Three Months
                                                                      Ended March 31,
                                                               ---------------------------
                                                                  2004             2003
                                                               ----------       ----------
Net income/(loss) as reported                                  $  (7,110)       $   3,557
Add/(deduct):
         Stock-based compensation
          expense included in net
          income/(loss) as reported,
          net of income tax effects                                3,800               34
         Total stock-based employee
          compensation determined
          under a fair-value-based
          method for all stock options
          and awards, net of income
          tax effects                                             (4,019)            (225)
                                                               ---------        ---------
Pro forma net income/(loss)                                    $  (7,329)       $   3,366
                                                               =========        =========

Earnings/(loss) per share and
         diluted earnings/(loss)
         per share
                 As reported                                   $    (.65)       $     .36
                                                               =========        =========
                 Pro forma                                     $    (.67)       $     .34
                                                               =========        =========

We calculated the above data using the Black-Scholes option-valuation method to value the Company's options granted in 2003 and prior years.

2.  SEGMENTS
        Service revenues and sales and aftertax earnings by business segment follow (in thousands):

                                                                            For the Three Months
                                                                                Ended March 31,
                                                                        ----------------------------
                                                                           2004              2003
                                                                        ----------        ----------
        Service Revenues
        and Sales
        ---------
        Vitas (a)                                                       $  51,112         $       -
        Plumbing and Drain Cleaning                                        69,228            64,725
        Service America                                                    10,708            12,920
                                                                        ----------        ---------
            Total                                                       $ 131,048         $  77,645
                                                                        ==========        =========

        Aftertax Earnings/(Loss)
        ------------------------
        Vitas (a)                                                       $   2,597         $       -
        Plumbing and Drain Cleaning                                        (1,843)(b)         1,025(c)
        Service America                                                       146(b)             40
                                                                        ---------         ---------
            Total segment earnings                                            900             1,065
        Unallocated Corporate Activity
          Equity in Vitas loss/preferred
         dividend income(d)                                                (4,105)              629
          Loss on extinguishment of debt                                   (2,164)                -
          Gains on sales of available-for-
            sale investments                                                    -             2,151
          Other investing and financing
            income and expense                                             (1,741)             (288)
                                                                        ---------         ---------
            Net income/(loss)                                           $  (7,110)        $   3,557
                                                                        =========         =========

        ---------------

        (a) Amounts for 2004 include the consolidated operations of Vitas Healthcare Corporation ("Vitas") beginning on February 24, 2004, the date on which we acquired a controlling interest in Vitas.
        (b) Amounts include the aftertax cost of the payout under the Company's Executive Long-Term Incentive Plan ("LTIP") totaling $5,724,000 for Plumbing and Drain Cleaning and $170,000 for Service America.
        (c) Amount includes aftertax severance charges of $2,358,000.
        (d) Amount for 2004 represents the Company's 37% equity in the loss of Vitas through February 23, 2004. Amount for 2003 represents aftertax dividend income from the Company's investment in Vitas' preferred stock. The Company's 37% equity in the loss of Vitas in 2004 includes the following aftertax charges related to Vitas' sale of its business to the Company (in thousands):

            Accrual for severance costs                                      $ 10,975
            Legal, valuation and other expenses                                 6,665
            Loss on write-off of Vitas' deferred debt costs                     2,698
            Other                                                                 592
                                                                             --------
                                                                    Total    $ 20,930
                                                                             ========

            These charges reduced our equity in the earnings/(loss) of Vitas by approximately $4,621,000 during 2004.

         Vitas provides palliative medical care and related services to terminally ill patients through state-licensed and federally-certified hospice programs. Vitas' corporate headquarters is located in Miami, Florida. It currently operates hospice programs in eight states - Florida, California, Illinois, Ohio, Pennsylvania, Wisconsin, New Jersey and Texas. Vitas is treated as a separate reportable segment for reporting purposes.

3.  DILUTED EARNINGS PER SHARE
         Earnings per common share are computed using the weighted average number of shares of capital stock outstanding. Due to the Company's loss in the first quarter of 2004, all potentially dilutive securities were anti-dilutive. Therefore, the diluted loss per share was the same as the loss per share for 2004. Diluted earnings per share for the first quarter of 2003 are computed as follows (in thousands, except per share data):

                                              Income             Shares          Income
                                            (numerator)       (denominator)    Per Share
                                            -----------       -------------    ---------
         Net income                         $    3,557               9,890     $    .36
                                                                               ========
         Dilutive stock options                      -                  13
                                            ----------        ------------
           Diluted net income               $    3,557               9,903     $    .36
                                            ==========        ============     ========

         The Convertible Junior Subordinated Debentures were anti-dilutive in 2004 and 2003, and, therefore, were excluded from the computation of diluted earnings per share. The debentures were convertible into an average of 381,000 shares of capital stock during the first quarter of 2004 (384,000 shares during the first quarter of 2003). Due to the Company's net loss, the impact of stock options was anti-dilutive during the first quarter of 2004. Had the Company recorded net income, stock options would have increased the diluted average shares outstanding by 260,000 in the 2004 quarter.

4.  OTHER INCOME-NET
         Other income-net comprises the following (in thousands):

                                                For the Three Months
                                                   Ended March 31,
                                                --------------------
                                                  2004         2003
                                                -------      -------
         Market value gains/(losses) on
           trading investments of employee
           benefit trusts                       $   996      $  (652)
         Interest income                            560          815
         Gains on sales of available-for-
           sale investments                        --          3,544
         Dividend income                           --            616
         Other-net                                   23          (61)
                                                -------      -------
                  Total other income-net        $ 1,579      $ 4,262
                                                =======      =======

5.  COMPREHENSIVE INCOME
         We had total comprehensive income/(loss) of $(7,110,000) and $1,157,000 for the three months ended March 31, 2004 and 2003, respectively. The difference between the Company's net income/(loss) and our comprehensive income/(loss) in 2003 relates to the cumulative unrealized appreciation/depreciation on available-for-sale investments.

6.  BUSINESS COMBINATIONS
         On February 24, 2004, we completed the acquisition of the 63% of Vitas Healthcare Corporation ("Vitas") common stock we did not previously own for cash consideration of $321.1 million

("Acquisition"). In addition, we paid the former chairman and chief executive officer of Vitas $25.0 million pursuant to a noncompetition and consulting agreement and made severance payments totaling $2.3 million to two other officers of Vitas. The total purchase price, including $3.0 million of estimated expenses and the Company's $16.8 million prior investment in Vitas, was $362.3 million.

The preliminary allocation of the purchase price to Vitas' assets and liabilities is (in thousands):

         Cash and cash equivalents                     $  24,377
         Other current assets                             99,190
         Property and equipment                           22,332
         Noncompetion agreement                           18,000
         Consulting agreement                              7,000
         Goodwill                                        344,515
         Other assets                                     11,128
         Current liabilities (including severance
            of $18,291)                                 (100,477)
         Long-term debt                                  (59,548)
         Other liabilities                                (4,262)
                                                       ---------
                  Subtotal                               362,255
                  Less: investment in Vitas on
                    February 23, 2004                    (16,794)
                                                       ---------
                  Total purchase price                   345,461
                  Less: cash and cash equivalents
                    acquired                             (24,377)
                                                       ---------
                  Net cash outlay                      $ 321,084
                                                       =========

We began including the consolidated Vitas results of operations in the Company's financial statements as of February 24, 2004.
         Vitas is the nation's largest provider of hospice services for patients with severe, life-limiting illnesses. This type of care is aimed at making the terminally ill patient's final days as comfortable and pain free as possible. Vitas provides a comprehensive range of hospice services through 26 operating programs covering many of the large population areas in the U.S. including Florida, California, Texas and Illinois. Vitas has over 6,000 employees, including approximately 2,400 nurses and 1,500 home health aides.
         To fund the Acquisition and retire Vitas' and the Company's long-term debt, we completed the following transactions ("Financing") on February 24, 2004:

         -We borrowed $75.0 million under a new $135 million revolving credit/term loan agreement at an initial weighted average interest rate of 4.50%. Principal payments of $1.25 million are due quarterly under the term loan beginning June 2004. The credit agreement matures in February 2009.

         -We sold 2 million shares of the Company's capital stock in a private placement at a price of $50 per share, before expenses.

         -We issued $110 million principal amount of floating rate senior secured notes due February 2010 at an initial interest rate of 4.88%.

         -We issued $150 million principal amount of 8.75% senior notes due February 2011.

         -We incurred estimated financing and transaction fees and expenses of approximately $15.9 million.

         We are recording the Acquisition using the purchase method of accounting using preliminary estimates of the fair values of Vitas' assets and liabilities as of the date of the Acquisition. We recently engaged a professional valuation firm to conduct a formal appraisal of Vitas' assets and liabilities and to assist us in determining the fair values of Vitas' assets and liabilities, including the identification and valuation of intangible assets acquired. We may identify additional intangible assets, including customer contracts and related customer relationships and other contract-based intangibles such as lease agreements and service contracts. If we identify and value other intangible assets, goodwill may be reduced. In addition, such additional intangible assets may have finite lives and be subject to amortization. The final allocation of the Acquisition consideration may result in significant differences from the preliminary amounts reflected in the Company's financial statements as of and for the three months ended March 31, 2004.
         On a preliminary basis the noncompetition agreement and the consulting agreement have been assigned lives equal to their contractual lives of eight years and seven years, respectively. None of the goodwill associated with the acquisition of Vitas is deductible for tax purposes. Goodwill is assumed to have an indefinite life.
         The unaudited pro forma operating data of the Company for the three months ended March 31, 2004 and 2003, giving effect to the Acquisition and Financing as if they had occurred on January 1 of the respective periods follow (in thousands, except per share amounts):

                                                                       For the Three Months
                                                                           Ended March 31,
                                                                   ------------------------------
                                                                      2004                 2003
                                                                   ---------            ---------
                  Service revenues and sales                       $ 203,918            $ 177,827
                                                                   ---------            ---------
                  Cost of services provided and goods sold           145,072              127,071
                  Selling, general and administrative expenses        39,685               38,455(c)
                  Depreciation                                         4,717                4,980
                  Long-term incentive costs                            9,058 (a)              --
                                                                   ---------            ---------
                      Total costs and expenses                       198,532              170,506
                                                                   ---------            ---------
                      Income from operations                           5,386                7,321
                  Interest expense                                    (6,307)              (6,290)
                  Loss on extinguishment of debt                      (3,330)(b)           (3,330)(b)
                  Other income- net                                    1,620                3,700 (d)
                                                                   ---------            ---------
                      Income/(loss) before income taxes`              (2,631)               1,401
                  Income tax benefit/(expense)                            99               (1,142)
                                                                   ---------            ---------
                  Net income/(loss)                                $  (2,532)           $     259
                                                                   =========            =========

                  Earnings/(Loss) Per Share
                      Net income/(loss)                            $    (.21)(a,b)      $     .02(b,c,d)
                                                                   =========            =========
                    Average shares outstanding                        12,099               11,890
                                                                   =========            =========
                  Diluted Earnings/(Loss) Per Share
                    Net income/(loss)                              $    (.21)(a,b)      $     .02(b,c,d)
                                                                   =========            =========
                    Average shares outstanding                        12,099               11,903
                                                                   =========            =========

-----------------
(a) Amounts represent payouts under the Company's 2002 Executive Long-term Incentive Plan. The aftertax costs of these payouts was ($5,894,000 or $.49 per share).
(b) Amount represents the prepayment penalty incurred on the early extinguishment of the Company's debt ($2,164,000 aftertax or $.18 per share).
(c) Amount includes pretax charges of $3,627,000 ($2,358,000 aftertax, or $.20 per share) for severance charges.
(d) Amount includes a pretax gain of $3,544,000 ($2,151,000 aftertax, or $.18 per share) from the sales of available for sale investments.

       We acquired the 63% of Vitas we did not previously own to enhance our minority investment in Vitas, the nation's largest provider of hospice services. We believe the investment will be financially advantageous to our shareholders because the hospice market is fragmented and Vitas has the infrastructure to capitalize on the growing hospice services market.
       During the first quarter of 2004, we completed two business combinations within the Plumbing and Drain Cleaning segment for an aggregate purchase price of $2,991,000 in cash. The acquired businesses provide drain cleaning and plumbing services under the Roto-Rooter name. The results of operations of these businesses are not material to the Company's results of operations.
       We allocated the purchase price of these businesses as follows (in thousands):


         Goodwill            $2,862
         Other                  129
                             ------
                  Total      $2,991
                             ======

7.  PAYOUT UNDER 2002 EXECUTIVE LONG-TERM INCENTIVE PLAN
       During January 2004, the price of the Company's stock exceeded $50 per share for more than 10 consecutive trading days, fulfilling one of the performance targets of the 2002 Executive Long-Term Incentive Plan ("LTIP"). In February the Compensation/Incentive Committee of the Board of Directors ("CIC")approved a payout under the LTIP in the aggregate amount of $7.8 million ($2.8 million in cash and 84,633 shares of capital stock). The pretax expense of this award, including payroll taxes and benefit costs, was $9,058,000 ($5,894,000 aftertax or $.54 per share).

8.  PREPAID INCOME TAXES
       Prepaid income taxes at March 31, 2004 totals $18,780,000, and includes the estimated benefit on the loss that will be carried back to prior periods' returns.

9.  OTHER CURRENT LIABILITIES
       Other current liabilities include the following (in thousands):

                                        March 31,     December 31,
                                          2004            2003
                                        ---------     ------------
         Accrued salaries and wages      $18,916        $ 1,945
         Accrued severance                17,345          1,462
         Other                            21,421         17,716
                                         -------        -------
                    Total                $57,682        $21,123
                                         =======        =======

Accrued severance includes $ 15,966,000 for potential costs under employment contracts for twenty one employees of Vitas. Under the contracts these key employees have the right, during the two-year period following the Company's acquisition of Vitas, to terminate their employment and receive two years' compensation as severance pay. As of April 30, 2004, three employees have exercised their rights under the employment contracts and are entitled to estimated payouts aggregating $2,000,000, none of which has been paid as of March 31, 2004.
       We are offering the remaining key employees replacement employment contracts ("REC"). Under the REC's the key employees will receive stock awards and stock options and may not be terminated without cause, but will forgo the unilateral right to voluntarily terminate their employment and receive severance pay. At the present time it is not possible to estimate how many additional Vitas employees will elect to receive payments under their current employment contracts.

10.  2003 SEVERANCE CHARGES
       In March 2003, the Company and a corporate officer reached agreement providing for termination of the officer's employment in exchange for payment under her employment contract. The payments comprise a $1,000,000 lump sum payment made in March 2003 and monthly payments of $52,788 beginning March 2003 and ending May 2007. The present value of these payments ($3,627,000) is include in general and administrative expenses.

11.  CONVERTIBLE JUNIOR SUBORDINATED DEBENTURES
       We adopted the provisions of FASB Interpretation No. 46R ("FIN 46R"), Consolidation of Variable Interest Entities-an interpretation of Accounting Research Bulletin No. 51 (revised), effective January 1, 2004. Under FIN 46R, the Company is not the primary beneficiary of the Chemed Capital Trust ("CCT") and is not permitted to consolidate the accounts of the CCT. As a result, we deconsolidated the Mandatorily Redeemable Preferred Securities of the Chemed Capital Trust ("Preferred Securities") and replaced them in the Company's consolidated balance sheet with the Convertible Junior Subordinated Debentures ("CJSD"), which are the sole assets of the CCT. The CJSD mature March 15, 2030 and bear interest at the rate of $2.00 per annum per $27.00 principal amount, the same rate as distributions on the Preferred Securities. Distributions on the Preferred Securities have been reclassified as interest expense in the consolidated statement of operations. Other than the change in account captions, this change in accounting has no impact on the Company's financial statements.
       On April 7, 2004, we announced we are calling all Preferred Securities outstanding as of May 18, 2004, at face value ($27.00 per security) plus accrued dividends ($.35 per security). Each Preferred Security is convertible into .73 share of capital stock. All securities which have not been converted as of May 17, 2004 will be redeemed for cash. Based on the current price of the Company's capital stock, we anticipate the substantial majority, if not all, of the Preferred Securities will be converted to capital stock.

12. OTHER LONG-TERM DEBT
       In conjunction with the Acquisition the Company retired its senior notes due 2005 through 2009 and canceled its revolving credit agreement with Bank One, N.A. ("Bank One"). To fund the Acquisition, the Company issued two million shares of capital stock in a private placement and borrowed $335 million as follows on the next page:

      - $75 million drawn down under a $135 million secured revolving credit/term loan facility ("New Credit Facility") with Bank One. The facility comprises a $35 million term loan ("TL") and $100 million revolving credit facility ("RCF"), including up to $40 million in letters of credit. For the TL, principal payments of $1,250,000 plus interest (LIBOR plus 3.50%) are due quarterly beginning in June 2004. For the RCF, interest payments (LIBOR plus 3.25%) are due at the end of the interest period (30, 60 or 90 days as selected by the Company).
                  Payment of unpaid principal and interest is due February 2009. At March 31, 2004, $5 million of the TL is included in current liabilities.
       - $110 million from the issuance of privately placed floating rate senior secured notes ("Floating Rate Notes") due 2010. Interest payments (LIBOR plus 3.75%) are due quarterly beginning in May 2004 and payment of unpaid principal and interest is due February 2010.
       - $150 million from the issuance of privately placed 8.75% senior notes ("Fixed Rate Notes") due 2011. Quarterly interest payments are due beginning in May 2004 and payment of unpaid principal and interest is due February 2011.

       At March 31, 2004, long-term debt comprises the following (in thousands):

                        New Credit Facility:
                                Term Loan             $  35,000
                                Revolving Credit         25,000
                        Floating Rate Notes             110,000
                        Fixed Rate Notes                150,000
                        Other                             1,606
                                                      ---------
                                Subtotal                321,606
                        Less: current portion            (5,806)
                                                      ---------
                                Long-term debt        $ 315,800
                                                      =========

At March 31, 2004, the Company has drawn down $31.4 million of letters of credit ("LOC") under the New Credit Facility. At March 31, 2004, the Company has $43.6 million of unused lines of credit under the New Credit Facility.
       Bank One anticipates creating a borrowing syndicate to support the New Credit Facility later in the second quarter. Should credit conditions change, Bank One, after consultation with us, may change the terms of the New Credit Facility, including the rates of interest payable and the required leverage and other financial ratios.
       Collectively, the New Credit Facility, the Floating Rate Notes and the Fixed Rate Notes provide for significant affirmative and restrictive covenants including, without limitation, requirements or restrictions (subject to exceptions) related to the following:

         -        use of proceeds of loans,
         - restricted payments, including payments of dividends and retirement of stock (permitting $.48 per share dividends so long as the aggregate amount of dividends in any fiscal year does not exceed $7.0 million and providing for additional principal prepayments on the TL to the extent dividends exceed $5.0 million in any fiscal year), with exceptions for existing employee benefit plans and stock incentive plans,
         -        mergers and dissolutions,
         -        sales of assets,
         - investments and acquisitions, liens, transactions with affiliates, hedging and other financial contracts,
         -        restrictions on subsidiaries,
         -        contingent obligations, operating leases,
         -        guarantors,
         -        collateral,
         -        sale and leaseback transactions,
         -        prepayments of indebtedness, and
         - maximum annual capital expenditures of $20 million subject to one-year carry-forwards on amounts not used during the previous year.

       In addition, the credit agreements provide that the Company will be required to meet the following financial covenants, to be tested quarterly, beginning with the quarter ending June 30, 2004:

         - a minimum net worth requirement, which requires a net worth of at least (i) $232 million plus (ii) 50% of consolidated net income (if positive) beginning with the quarter ending June 30, 2004, plus (iii) the net cash proceeds from issuance of the Company's capital stock or capital stock of the Company's subsidiaries;
         - a maximum leverage ratio, calculated quarterly, based upon the ratio of consolidated funded debt to consolidated EBITDA, which will require maintenance of a ratio of 5.5 to 1.00 through December 31, 2004, a ratio of 4.75 to 1.00 from January 1 through December 31, 2005, and 4.25 to 1.00 thereafter;
         - a maximum senior leverage ratio, calculated quarterly, based upon the ratio of senior consolidated funded debt to consolidated EBITDA (which ratio excludes indebtedness in respect of the Fixed Rate Notes), which will require maintenance of a ratio of 3.375 to 1.00 through December 31, 2004, a ratio of 2.875 to 1.00 from January 1 through December 31, 2005, and 2.625 to 1.00 thereafter; and
         - a minimum fixed charge coverage ratio, based upon the ratio of consolidated EBITDA minus capital expenditures to consolidated interest expense plus consolidated current maturities (including capitalized lease obligations) plus cash dividends paid on equity securities plus expenses for taxes, which will require maintenance of a ratio of 1.15 to 1.00 through December 31, 2004, a ratio of 1.375 to 1.00 from January 1 through December 31, 2005, and 1.50 to 1.00 thereafter.

       Our current estimates and projections indicate that we will be in compliance with all financial and debt covenants as of June 30, 2004, and for the foreseeable future.
       All of the borrowings under the New Credit Facility and the Floating Rate Notes are guaranteed by the assets of and secured by the securities of substantially all of the Company's subsidiaries.
       Under the terms of the Floating Rate Notes, we are obligated to file a preliminary registration statement registering the Floating Rate Notes within 90 days of February 24, 2004 and to file an effective registration statement within 180 days of February 24, 2004. Should we fail to do so, the interest rate on the Floating Rate Notes is increased .25% (up to a maximum of 1% per annum) for each quarter the required registration statement remains unfiled. The terms of the Fixed Rate Notes contain like registration and penalty provisions.

13. LOANS RECEIVABLE FROM INDEPENDENT CONTRACTORS

       The Plumbing and Drain Cleaning segment subcontracts with independent contractors to operate certain plumbing repair and drain cleaning businesses in lesser-populated areas of the United States and Canada. At March 31, 2004, the Company has notes receivable from its independent contractors totaling $2,938,000 (December 31, 2003-$2,599,000). In most cases these loans are fully or partially secured by equipment owned by the contractor. The interest rates on the loans range from 5% to 8% per annum and the remaining terms of the loans range from one month to 6.0 years at March 31, 2004. During the quarter ended March 31, 2004, we recorded revenues of $4,091,000 (2003-$3,457,000) and pretax profits of $1,552,000 (2003-$1,195,000) from its independent contractors.
       Effective January 1, 2004, we adopted the provisions of FIN 46R relative to the Company's contractual relationships with its independent contractors. FIN 46R requires the primary beneficiary of a Variable Interest Entity ("VIE") to consolidate the accounts of the VIE. We have evaluated our relationships with our independent contractors based upon guidance provided in FIN 46R and have concluded that many of the contractors who have loans payable to us may be VIE's. Due to the limited financial data available we have not been able to perform the required analysis to determine which, if any, of these relationships are VIE's or the primary beneficiary of these potential VIE relationships. We are continuing to request appropriate information to enable us to evaluate this VIE relationship. Furthermore, we believe consolidation, if required, of the accounts of any VIE's for which the Company might be the primary beneficiary would not materially impact the Company's financial position and results of operations.

14.  LITIGATION

       The Company is party to a class action lawsuit filed in the Third Judicial Circuit Court of Madison County, Illinois, in June of 2000 by Robert Harris, alleging certain Roto-Rooter plumbing was performed by unlicensed employees. The Company contests these allegations and believes them without merit. Plaintiff moved for a certification of a class of customers in 32 states who allegedly paid for plumbing work performed by unlicensed employees. Plaintiff also moved for a partial summary judgment on grounds the licensed apprentice plumber who installed his faucet did not work under the direct personal supervision of a licensed plumber. On June 19, 2002, the trial judge certified an Illinois-only plaintiffs class and granted summary judgment for the named party Plaintiff on the issue of liability, finding violation of the Illinois Plumbing License Act and the Illinois Consumer Fraud Act, through Roto-Rooter's representation of the licensed apprentice as a plumber. The court has not yet ruled on certification of a class in the remaining 31 states. Due to complex legal and other issues involved, it is not presently possible to estimate the amount of liability, if any, related to this matter.
       On April 5, 2002, Michael Linn, an attorney, filed a class action complaint against the Company in the Court of Common Pleas, Cuyahoga County, Ohio. He alleged Roto-Rooter Services Company's miscellaneous parts charge, ranging from $4.95 to $12.95 per job, violates the Ohio Consumer Sales Practices Act. The Company contends that this charge, which is included within the estimate approved by its customers, is a fully disclosed component of its pricing. On February 25, 2003, the trial court certified a class of customers who paid the charge from October 1999 to July 2002. The Company is appealing this order and believes the ultimate disposition of this lawsuit will not have a material effect on its financial position.
       Nonetheless, management cannot provide assurance the Company will ultimately prevail in either of the above two cases. Regardless of outcome, such litigation can adversely affect the Company through defense costs, diversion of management's time, and related publicity.

                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION
-------------------
LIQUIDITY AND CAPITAL RESOURCES
-------------------------------
                  The changes in most of the balance sheet accounts from December 31, 2003 to March 31, 2004 are due primarily to the acquisition of Vitas in February 2004. Explanations for other changes in the balance sheet since December 31, 2003 include:

       - The increase in prepaid income taxes from $3.6 million at December 31, 2003 to $18.8 million at March 31, 2004 is attributable to the tax benefits recorded by Vitas on transaction costs of the merger and to tax benefit on the Company's losses recorded in the first quarter of 2004.
       - The decline in other investments from $25.1 million at December 31, 2003 to $1.4 million at March 31, 2004, is attributable to reclassifying our investment in Vitas from an equity-method investment to an investment in a consolidated subsidiary, which is now eliminated in consolidation.
       - The current portion of long-term debt increased from $448,000 at December 31, 2003 to $5.8 million at March 31, 2004 due to the Company's borrowing under the term loan provisions of its New Credit Facility, under which principal payments of $1.25 million are payable quarterly.

         - Other long-term debt increased from $25.9 million at December 31, 2003 to $315.8 million at March 31, 2004 due to the Company's borrowing under the New Credit Facility ($55.0 million), the Floating Rate Notes ($110.0 million) and the Fixed Rate Notes ($150.0 million). Proceeds from these loans were used to finance the purchase of Vitas, retire Vitas' debt ($67.0 million) and retire the Company's senior debt due 2005 to 2009 ($28.3 million including a prepayment penalty of $3.3 million).
         - From December 31, 2003 to March 31, 2004, paid in capital increased $25.1 million and treasury stock declined $76.7 million due to the issuance of 2 million shares of capital stock from treasury at $50 per share to finance the purchase of Vitas.

       At March 31, 2004, we had approximately $43.6 million available borrowing capacity under our revolving credit agreement with Bank One. Management believes its liquidity and sources of capital are satisfactory for the Company's needs in the foreseeable future.

COMMITMENTS AND CONTINGENCIES
-----------------------------
       Collectively, the terms of the credit agreements provide that the Company will be required to meet various financial covenants, to be tested quarterly, beginning with the quarter ending June 30, 2004. In connection therewith, our current estimates and projections indicate that we will be in compliance with all financial and other debt covenants as of June 30, 2004.
       Under the New Credit Facility we are limited to investing a maximum of $3 million on acquisitions of businesses during the term of the agreement. For the period beginning February 24, 2004 and ending April 30, 2004, we have spent $1.4 million on a business combination in the Roto-Rooter segment, leaving $1.6 million available spending for the period ending February 24, 2007. Should we desire to complete an acquisition whose purchase price exceeds this unused allowance, we would request a waiver of this covenant from the lender. There can be no assurance that such waiver would be granted.
       Bank One, as administrative agent for the Company's New Credit Facility, is entitled, after consultation with us, to change certain aspects of the New Credit Facility, to ensure a successful syndication of the facility. Because the syndication is not yet complete, it is possible that Bank One may request changes in the terms of the New Credit Facility. We cannot presently estimate the financial impact of possible changes, if any, on our financial statements.
         At March 31, 2004, we have current accounts receivable from Patient Care, a former subsidiary, aggregating $2,295,000. This amount comprises $1,251,000 for the estimated post-closing balance sheet adjustment due us and $1,044,000 for reimbursement for expenses we have paid on behalf of Patient Care. In addition, we have an investment in a common stock warrant of Patient Care ($1,445,000) and a long-term note receivable due in 2007 ($12.5 million). Patient Care is current on its interest payments on the long-term note, but is in arrears with respect to accounts receivable balances. Patient Care's business has been adversely impacted by a difficult Medicaid reimbursement climate. Nonetheless, Patient Care has reduced its bank debt and is in compliance with its debt covenants.
         Should Patient Care's business deteriorate significantly during the remainder of 2004, we may be required to record an impairment loss on our investments in or receivables due from Patient Care. At the present time we believe the balances are fully collectible and that valuation allowances on these assets are not required.

RESULTS OF OPERATIONS
FIRST QUARTER 2004 VERSUS FIRST QUARTER 2003-CONSOLIDATED RESULTS
-----------------------------------------------------------------

         The Company's service revenues and sales for the first quarter of 2004 increased 69% versus revenues for the first quarter of 2003. This $53.4 million increase was attributable to the following (dollar amounts in thousands):

                                                          Increase/(Decrease)
                                                          -------------------
                                                          Amount       Percent
                                                          ------       -------
         Vitas                                           $ 51,112       n.a.%
         Plumbing and Drain Cleaning
                  Drain cleaning                            1,625          6.0
                  Plumbing                                  1,420          5.7
                  Other                                     1,458         11.4
         Service America
                  Service contracts                        (1,169)       (12.1)
                  Demand services                          (1,043)       (32.3)
                                                         --------
                           Total                         $ 53,403         68.8%
                                                         ========


         Vitas' revenues for the February 24, 2004 to March 31, 2004 period included revenues from the following sources (in thousands):

         Routine home care                           $ 34,395
         Continuous home care                           9,159
         General inpatient care                         7,502
         Respite and custodial care                        56
                                                     --------
                  Total                              $ 51,112
                                                     ========

Approximately 96% of Vitas' service revenues for the period consisted of payments from Medicare and Medicaid.
         The increase in the drain cleaning revenues for the first quarter of 2004 versus 2003 comprises a .1% increase in the number of jobs performed and a 5.9% increase in the average price per job. The increase in plumbing revenues for the first quarter of 2004 versus 2003 comprised a 3.2% increase in the number of jobs and a 2.5% increase in the average price per job. The increase in other revenues for the first quarter of 2004 versus 2003 is attributable to increases in contractor operations, product sales and industrial and municipal revenues.
         The decline in Service America's service contract revenues is attributable to selling insufficient new service contracts to replace contracts canceled or not renewed. The average number of contracts in place during the first quarter of 2004 was 20% lower than the 2003 quarter. As revenues from demand services are largely dependent upon service contract customers, the decline in service contracts in place was largely responsible for the decline in demand services in 2004.

         The consolidated gross margin was 34.2% in the first quarter of 2004 as compared with 40.6% in the first quarter of 2003, largely due to the acquisition of Vitas in 2004. On a segment basis, Vitas' gross margin was 20.8%, the Plumbing and Drain Cleaning segment's gross margin increased .9% point to 44.6% largely due to favorable experience in the Company's health insurance plan in the 2004 quarter. Service America's gross margin increased 6.3% points to 31.1% due to reduced material costs as a percent of revenues and lower labor costs as a result of recent reductions in service technician headcount in 2004. The lower material costs, as a percent of revenues, is due primarily to lower inventory shrinkage.
         Selling, general and administrative expenses ("SG&A") for the first quarter of 2004 were $31,023,000, an increase of $4,966,000 (19.1%) versus the first quarter of 2003. The increase is attributable to the following (in thousands):

                                                         Increase/
                                                         (Decrease)
                                                         ----------
         Vitas SG&A (acquired in 2004)                    $ 5,391
         Severance charges for officer in 2003             (3,627)*
         Higher yellow pages directory
            advertising costs in 2004                       1,880*
         Unfavorable market adjustments to
            deferred compensation liabilities in
            2004 versus favorable adjustments in
            2003 - related to gains and losses
            on the assets held in benefit trusts            1,648*
         All other                                           (326)
                                                          -------
                  Total                                   $ 4,966
                                                          =======

         ---------------------
         *All or substantially all of increase occurred within the Pluming and Drain Cleaning segment.

The yellow pages directory costs are due solely to the timing of directories placed in service. Directories which typically had been distributed in the fourth quarter of the prior year were not distributed until the first quarter of 2004. The increase in annual yellow pages advertising cost is expected to moderate significantly throughout 2004. The market adjustments on deferred compensation liabilities are entirely offset with equal and opposite gains/(losses) on the assets securing those benefits included in other income-net.
         Depreciation expense for the first quarter of 2004 increased $537,000 (17.6%) from $3,052,000 in the first quarter of 2003 to $3,589,000 in the 2004 quarter. This increase arises from the following (in thousands):

                                                                                        Increase/
                                                                                        (Decrease)
                                                                                        ----------
         Vitas depreciation (acquired in 2004)                                            $ 748
         Lower depreciation for Service America due largely to lower asset values in 2004 as a result of writing down assets in the fourth
            quarter of 2003                                                                (106)

         Lower depreciation for the Plumbing and Drain Cleaning segment due to lower depreciation on service vehicles due to recent declines
            in capital outlays                                                             (105)
                                                                                          -----
                  Total                                                                   $ 537
                                                                                          =====

                                  Page 19 of 26

         The payout of awards under the 2002 Executive Long-Term Incentive Plan ("LTIP") in the first quarter of 2004 is due to the attainment of the target stock price under the LTIP during January 2004. In February the Compensation/Incentive Committee of the Board of capital stock). The Directors ("CIC")approved a payout under the LTIP in the aggregate amount of $7.8 million ($2.8 million in cash and 84,633 shares of pretax expense of this award, including payroll taxes and benefit costs was $275,000 for Service America and $8,783,000 for the Plumbing and Drain Cleaning segment.
         Income from operations declined $1,230,000 from $2,384,000 in the first quarter of 2003 to $1,154,000 in the first quarter of 2004. The decline comprises (in thousands):

                                                                 Increase/
                                                                (Decrease)
                                                                ----------
         Cost of the LTIP in 2004                                $(9,058)
         Income from operations of Vitas (acquired in 2004)        4,487
         Severance charges for officer in 2003                     3,627
         Higher gross profit of Plumbing and Drain
            Cleaning segment due primarily to
            increase in service revenues                           2,579
         Increase in yellow pages advertising costs
            (primarily Plumbing and Drain Cleaning)               (1,880)
         Unfavorable market adjustments to
            deferred compensation liabilities in
            2004 versus favorable adjustments in
            2003 - related to gains and losses
            on the assets held in benefit trusts                  (1,648)
         All other                                                   663
                                                                 -------
                  Total                                          $(1,230)
                                                                 =======

         Interest expense, substantially all of which is incurred as Unallocated Investing and Financing income/expense, increased from $807,000 in the first quarter of 2003 to $2,905,000 in the 2004 quarter. This increase is primarily due to higher debt levels in 2004 as the result of borrowing $335 million to fund the acquisition of Vitas in February 2004.
         The loss on extinguishment of debt represents the make-whole penalty on the retirement of our previous senior debt due 2005 through 2009. We retired this debt early, to facilitate obtaining financing for the Vitas acquisition.
         Other income declined $2,683,000 in the first quarter of 2004 versus the first quarter of 2003. The decline is attributable to (in thousands):

                                                                 Increase/
                                                                (Decrease)
                                                                ----------
         Capital gains on the sales of available-
            for-sale investments in 2003                         $(3,544)
         Favorable market adjustments in 2004
            to assets held in employee benefit
            trusts, versus losses in 2003                          1,648
         Lack of dividend income from Vitas preferred
            stock in 2004 (redeemed August 2003)                    (712)
         All other                                                   (75)
                                                                 -------
                  Total                                          $(2,683)
                                                                 =======

The above increase in market adjustments for assets held in employee benefit trusts in the 2004 quarter is entirely offset by higher expenses in the SG&A category of the statement of operations.
         Our effective income tax rate declined from 39.1% in the first quarter of 2003 to 14.2% in the first quarter of 2004. This decline is due largely to the lack of a state and local tax benefit on corporate overhead, interest expenses and the loss on extinguishment of debt in 2004.
         Equity in the loss of Vitas for 2004 represents the Company's 37% share of Vitas' loss for the period from January 1, 2004 through February 23, 2004, prior to our acquiring a controlling interest in Vitas. Vitas incurred aftertax expenses aggregating $20,930,000 related to the sale of its business to the Company. The Company's aftertax share of these charges was $4,621,000.
         The net loss for the first quarter of 2004 was $7,110,000 ($.65 per share) as compared with net income of $3,557,000 ($.36 per share) in 2003. The net loss for 2004 included aftertax charges for the cost of the LTIP payout ($5,894,000 or $.54 per share), the Company's share of Vitas' sale transaction expenses ($4,621,000 or $.42 per share) and the loss on the retirement of the Company's senior debt ($2,164,000 or $.20 per share. Net income in 2003 includes the cost of corporate severance charges ($2,358,000 or $.24 per share) and gains on the sales of available-for-sale investments ($2,151,000 or $.22 per share).

FIRST QUARTER 2004 VERSUS FIRST QUARTER 2003-SEGMENT RESULTS
------------------------------------------------------------

         The change in aftertax earnings for the first quarter of 2004 versus the first quarter of 2003 is due to (in thousands):

                                                          Increase/
                                                          (Decrease)
                                                          ----------
         Earnings of Vitas, acquired in 2004              $  2,597
         Decline in the Plumbing and Drain Cleaning
            segment earnings/(loss)                         (2,868)
         Increase in Service America's earnings                106
         Equity in the loss of Vitas in 2004 versus
            dividend income in 2003                         (4,734)
         Loss on extinguishment of debt in 2004             (2,164)
         Capital gains on the sales of available-
            for-sale investments in 2003                    (2,151)
         Increase in unallocated investing income/
            (expense)                                       (1,453)
                                                          --------
                  Decline in net income/(loss)            $(10,667)
                                                          ========

         The aftertax earnings/(loss) of the Plumbing and Drain Cleaning segment includes the cost of the LTIP in 2004 ($5,724,000 net of income taxes) and the cost of corporate severance in 2003 ($2,358,000 net of income taxes). Service America's earnings for 2004 includes the cost of the LTIP in 2004 ($170,000 net of income taxes). Equity in the loss of Vitas (prior to February 24, 2004) includes the Company's aftertax share of Vitas' sale transaction expenses in 2004 ($4,621,000 net of income taxes). The increase in aftertax unallocated investing income and expense is attributable primarily to higher interest expense in 2004, as a result of incurring additional debt to fund the Vitas acquisition.

'         For March 2004, the first full month of operations under Roto-Rooter ownership, Vitas' service revenues and operating profit increased 23% and 24%, respectively, versus results for March 2003.
Driving these increases was an increase in average daily census ("ADC") in March 2004 to 8,273, an increase of 18% versus ADC for March 2003.
         To provide background in analyzing the quarterly operation of the Vitas segment during 2004, we are providing the following financial and operating data of Vitas, prepared from Vitas' historical financial records, for each of the five quarters in the 15-month period ended March 31, 2004 (in thousands, except percentages, days and dollars per day):

                                                                                   2003
                                                  --------------------------------------------------------------------------
                                                     First          Second        Third          Fourth         Total
                                                   Quarter          Quarter      Quarter         Quarter         Year
                                                   ---------       ---------    ---------       ---------      ---------
STATEMENT OF OPERATIONS
    Service revenues and sales                     $ 100,182       $ 106,245    $ 113,528       $ 121,062      $ 441,017
                                                   ---------       ---------    ---------       ---------      ---------
    Cost of services provided and goods sold
         (excluding depreciation)                     80,919          82,684       88,373          93,214        345,190
    Selling, general and administrative expenses      11,585          13,557       13,894          13,994         53,030
    Costs related to sale of business                   --              --           --             1,541(b)       1,541(b)
    Depreciation                                       1,428           1,483        1,244           1,385          5,540
                                                   ---------       ---------    ---------       ---------      ---------
         Total costs and expenses                     93,932          97,724      103,511         110,134        405,301
                                                   ---------       ---------    ---------       ---------      ---------
         Income/(loss) from operations                 6,250           8,521       10,017          10,928         35,716
    Interest expense                                  (1,344)         (1,322)      (1,843)         (1,744)        (6,253)
    Loss on extinguishment of debt                      --              --         (4,117)(c)        --           (4,117)(c)
    Other income--net                                    150             203          168             162            683
                                                   ---------       ---------    ---------       ---------      ---------
         Income/(loss) before income taxes             5,056           7,402        4,225           9,346         26,029
    Income taxes                                      (2,015)         (2,963)      (1,644)         (3,833)       (10,455)
                                                   ---------       ---------    ---------       ---------      ---------
         Net income/(loss)                         $   3,041       $   4,439    $   2,581       $   5,513      $  15,574
                                                   =========       =========    =========       =========      =========
EBITDA (e)
    Net income/(loss)                              $   3,041       $   4,439    $   2,581       $   5,513      $  15,574
    Add/(deduct)
         Interest expense                              1,344           1,322        1,843           1,744          6,253
         Income taxes                                  2,015           2,963        1,644           3,833         10,455
         Depreciation                                  1,428           1,483        1,244           1,385          5,540
         Amortization                                      6               7            6               7             26
                                                   ---------       ---------    ---------       ---------      ---------
              EBITDA                               $   7,834       $  10,214    $   7,318       $  12,482      $  37,848
                                                   =========       =========    =========       =========      =========


                                                       First Quarter 2004 (a)
                                                   ------------------------------
                                                   January 1 to    February 24 to
                                                    February 23       March 31
                                                   ------------    --------------
STATEMENT OF OPERATIONS
    Service revenues and sales                       $  72,870        $  51,112
                                                     ---------        ---------
    Cost of services provided and goods sold
         (excluding depreciation)                       58,848           40,486
    Selling, general and administrative expenses         8,186            5,391
    Costs related to sale of business                   24,956(d)          --
    Depreciation                                           836              748
                                                     ---------        ---------
         Total costs and expenses                       92,826           46,625
                                                     ---------        ---------
         Income/(loss) from operations                 (19,956)           4,487
    Interest expense                                      (919)             (28)
    Loss on extinguishment of debt                      (4,497)(d)         --
    Other income--net                                       41               31
                                                     ---------        ---------
         Income/(loss) before income taxes             (25,331)           4,490
    Income taxes                                         6,996           (1,893)
                                                     ---------        ---------
         Net income/(loss)                           $ (18,335)       $   2,597
                                                     =========        =========
EBITDA (e)
    Net income/(loss)                                $ (18,335)       $   2,597
    Add/(deduct)
         Interest expense                                  919               28
         Income taxes                                   (6,996)           1,893
         Depreciation                                      836              748
         Amortization                                        4              323
                                                     ---------        ---------
              EBITDA                                 $ (23,572)       $   5,589
                                                     =========        =========

--------------------------------------------------------
(a) We acquired Vitas on February 24, 2004 and recorded estimated purchase accounting adjustments to the value of Vitas' assets as of that date. Amounts for the first quarter of 2004 include the combined operations of Vitas prior to and after acquisition by the Company on February 24, 2004. Amortization of such adjustments for the February 24, 2004 to March 31, 2004 period totaled $202,000 for increased depreciation and $327,000 for Amortization of purchase accounting adjustments for the February 24, 2004 to March 31, 2004 period totaled $202,000 for increased depreciation increased amortization of identifiable intangible assets. and $327,000 for increased amortization of intangible assets.
(b) Costs related to sale of business incurred in 2003 include legal and other professional fees amounting to $1,541,000 pretax (or $925,000 aftertax).
(c) Loss on extinguishment of debt totaled $4,117,000 ($2,470,000 aftertax) and represents the cost of writing off deferred issuance costs at the time Vitas refinanced its debt in the third quarter of 2003.
(d) Costs related to the sale of Vitas totaled $29,453,000 pretax ($20,930,000 aftertax). Such costs include legal and professional fees, severance costs and a loss on writing off deferred debt issuance costs.
(e) EBITDA is income before interest expense, income taxes, depreciation and amortization. We use EBITDA, in addition to net income, income/(loss) from operations and cash flow from operating activities, to assess our performance and believe it is important for investors to be able to evaluate us using the same measures used by management. We believe that EBITDA is an important supplemental measure of operating performance because it provides investors with an indication of our ability to fund our operating capital expenditures and debt service requirements through earnings. We also believe that EBITDA is a supplemental measurement tool used by analysts and investors to help evaluate a company's overall operating performance by including only transactions related to core cash operating business activities. EBITDA as calculated by us is not necessarily comparable to similarly titled measures reported by other companies. In addition, EBITDA is not prepared in accordance with accounting principles generally accepted in the United States ("GAAP"), and should not be considered as alternatives for net income, income from operations net cash provided by operating activities or our other financial information determined under GAAP, and should not be considered as measure of our profitability or liquidity. We believe the line on our consolidated statement of operations entitled net income/(loss) is the most directly comparable GAAP measure to EBITDA. EBITDA, as calculated above includes interest income, loss on extinguishment of debt and costs related to the sale of Vitas to the Company as follows (in thousands):

                                                                2003                                   First Quarter 2004
                                    -----------------------------------------------------------   ------------------------------
                                     First        Second       Third        Fourth       Total    January 1 to    February 24 to
                                    Quarter      Quarter      Quarter      Quarter       Year      February 23        March 31
                                    -------      -------      -------      -------      -------   ------------    --------------
Interest income                     $   150      $   203      $   168      $   162      $   683      $    41         $    31
Loss on extinguishment of debt         --           --          4,117         --          4,117        4,497              --
Costs related to sale of business      --           --           --          1,541        1,541       24,956              --

                                                                                2003
                                                --------------------------------------------------------------------     2004
                                                   First         Second        Third          Fourth        Total        First
                                                  Quarter        Quarter      Quarter        Quarter         Year       Quarter
                                                -----------   -----------   -----------    -----------   -----------  -----------
OPERATING STATISTICS
    Net revenue
         Homecare                               $    67,489   $    72,457   $    77,807    $    83,580   $   301,333  $    83,241
         Inpatient                                   16,949        17,307        17,009         17,343        68,608       18,778
         Continuous care                             15,744        16,481        18,712         20,139        71,076       21,963
                                                -----------   -----------   -----------    -----------   -----------  -----------
              Total                             $   100,182   $   106,245   $   113,528    $   121,062   $   441,017  $   123,982
                                                ===========   ===========   ===========    ===========   ===========  ===========
    Net revenue as a percent of total
         Homecare                                      67.4%         68.2%         68.5%          69.0%         68.3%        67.1%
         Inpatient                                     16.9          16.3          15.0           14.3          15.6         15.1
         Continuous care                               15.7          15.5          16.5           16.7          16.1         17.8
                                                -----------   -----------   -----------    -----------   -----------  -----------
              Total                                   100.0%        100.0%        100.0%         100.0%        100.0%       100.0%
                                                ===========   ===========   ===========    ===========   ===========  ===========
    Average daily census ("ADC") (days)
         Homecare                                     3,543         3,764         3,982          4,195         3,873        4,341
         Nursing home                                 2,658         2,746         2,942          3,046         2,849        2,935
                                                -----------   -----------   -----------    -----------   -----------  -----------
              Routine homecare                        6,201         6,510         6,924          7,241         6,722        7,276
         Inpatient                                      349           349           342            341           345          372
         Continuous care                                328           339           377            398           361          449
                                                -----------   -----------   -----------    -----------   -----------  -----------
              Total                                   6,878         7,198         7,643          7,980         7,428        8,097
                                                ===========   ===========   ===========    ===========   ===========  ===========
    Average length of stay (days)
         Homecare                                      72.0          74.1          74.6           78.3          74.8         79.0
         Nursing home                                  87.0          90.4          84.0           94.5          89.1         90.0
         Inpatient                                     21.3          17.7          22.2           23.8          21.4         19.2
         Continuous care                               18.2          18.9          18.8           19.5          18.9         17.6
              Total                                    54.1          55.4          54.7           59.0          55.8         55.7
    Median length of stay (days)                       11.0          12.0          12.0           12.0          12.0         11.0
    ADC by major diagnosis
         Neurological                                  28.5%         28.4%         29.1%          29.9%         29.0%        30.3%
         Cancer                                        26.8          26.0          25.2           24.5          25.6         23.8
         Cardio                                        14.2          14.4          13.9           13.8          14.0         14.3
         Respiratory                                    7.2           7.5           7.4            7.3           7.4          7.5
         Other                                         23.3          23.7          24.4           24.5          24.0         24.1
                                                -----------   -----------   -----------    -----------   -----------  -----------
         Total                                        100.0%        100.0%        100.0%         100.0%        100.0%       100.0%
                                                ===========   ===========   ===========    ===========   ===========  ===========
    Direct patent care margins (f)
         Routine homecare                              47.7%         50.1%         50.2%          49.8%         49.4%        48.8%
         Inpatient                                     22.3          22.4          23.2           22.3          22.6         27.1
         Continuous care                               23.5          21.4          21.2           23.1          22.2         19.2
    Homecare margin drivers
       (dollars per patient day)
         Labor costs                            $     43.41   $     39.92   $     39.90    $     42.71   $     41.47  $     44.03
         Drug costs                                    8.86          8.93          8.74           8.74          8.81         8.64
         Home medical equipment                        5.75          5.64          5.60           5.75          5.69         5.72
         Medical supplies                              1.86          1.70          1.80           1.72          1.77         1.93
    Inpatient margin drivers
       (dollars per patient day)
         Labor costs                            $    194.03   $    188.47   $    191.57    $    209.54   $    195.88  $    198.24
    Continuous care margin drivers
       (dollars per patient day)
         Labor costs                            $    391.51   $    397.23   $    402.75    $    410.49   $    401.09  $    421.74
    Bad debt expense as a percent of revenues           1.3%          1.3%          1.3%           1.2%          1.3%         1.2%
    Accounts receivable --
     days of revenue outstanding                       40.2          37.4          34.2           36.8          36.8         36.4

------------------
(f)      Amounts exclude indirect patient care costs.

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION
REFORM ACT OF 1995 REGARDING FORWARD-LOOKING INFORMATION
--------------------------------------------------------
                  In addition to historical information, this report contains forward-looking statements and performance trends that are based upon assumptions subject to certain known and unknown risks, uncertainties, contingencies and other factors. Variances in any or all of the risks, uncertainties, contingencies, and other factors from the Company's assumptions could cause actual results to differ materially from these forward-looking statements and trends. The Company's ability to deal with the unknown outcomes of these events, many of which are beyond the control of the Company, may affect the reliability of its projections and other financial matters.

ITEM 4.  CONTROLS AND PROCEDURES
                  The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management to allow timely decisions regarding required disclosure.
                  The Company recently carried out an evaluation, under the supervision of the Company's President and Chief Executive Officer, and with the participation of the Vice President and Chief Financial Officer and the Vice President and Controller, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rules 13a-14/15d-14(a). Based upon the foregoing, the Company's President and Chief Executive Officer, Vice President and Chief Financial Officer and Vice President and Controller concluded that as of the date of this report the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company and its consolidated subsidiaries required to be included in the Company's Exchange Act reports. There have been no significant changes in internal control over financial reporting during the quarter ended March 31, 2004.

                            PART II OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

   (a)   Exhibits
         --------

         Exhibit No.               Description
         -----------               -----------

         31.1          Certification by Kevin J. McNamara pursuant to Rule 13A
                       - 14 of the Exchange Act of 1934.

         31.2          Certification by David P. Williams pursuant to Rule 13A
                       - 14 of the Exchange Act of 1934.

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

         32.1 Certification by Kevin J. McNamara pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         32.2 Certification by David P. Williams pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         32.3          Certification by Arthur V. Tucker, Jr. pursuant to
                       Section 906 of the Sarbanes-Oxley Act of 2002.


   (b)   Reports on Form 8-K
         -------------------

         - A Current Report on Form 8-K, dated February 5, 2004 was filed February 6, 2004. The report includes the Company's earnings announcement for the fourth quarter and the year ended December 31, 2003.
         - A Current Report on Form 8-K/A, October 14, 2003 was filed February 23, 2004. The report amends the Company's Report on Form 8-K/A, filed on December 19, 2003.
         - A Current Report on Form 8-K, dated February 24, 2004 was filed February 24, 2004. The report discloses that the Company completed the acquisition of Vitas Healthcare Corporation.
         - A Current Report on Form 8-K, dated April 7, 2004, was filed April 7, 2004. The report includes the Company's announcement to optionally redeem its Convertible Junior Subordinated Debentures due 2030 and all shares of Convertible Preferred Trust Securities and Common Securities of the Chemed Capital Trust.
         -        A Current Report on Form 8-K, dated May 4, 2004, was filed
                  May 4, 2004. The report includes the Company's earnings announcement for the first quarter.

                                   SIGNATURES

         Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     Roto-Rooter, Inc.
                                     -----------------
                                     (Registrant)

Dated:    May 10, 2004               By       Kevin J. McNamara
          ----------------                    -----------------------
                                              Kevin J. McNamara
                                              (President and Chief
                                               Executive Officer)

Dated:    May 10, 2004               By       David P. Williams
          ----------------                    -----------------------
                                              David P. Williams
                                              (Vice President and Chief
                                              Financial Officer)

Dated:    May 10, 2004               By       Arthur V. Tucker, Jr.
          ----------------                    -----------------------
                                              Arthur V. Tucker, Jr.
                                              (Vice President and Controller)