Form 10-Q
period 2004-06-30
CHEMED CORP
filed 2004-08-09
CIK 19584

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q
                  Quarterly Report Under Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934

                        For Quarter Ended June 30, 2004

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

Class                              Amount                   Date

Capital Stock                 12,439,418 Shares        June 30, 2004
$1 Par Value

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

  Item 1.  Financial Statements
    Consolidated Balance Sheet -
         June 30, 2004 and
         December 31, 2003                                        3

    Consolidated Statement of Operations -
         Three and six months ended
         June 30, 2004 and 2003                                   4

    Consolidated Statement of Cash Flows -
         Six months ended
         June 30, 2004 and 2003                                   5

    Notes to Unaudited Financial Statements                       6

  Item 2.  Management's Discussion and Analysis of
             Financial Condition and Results of
             Operations                                           18

  Item 3.  Quantitative and Qualitative Disclosures
              about Market Risk                                   31

  Item 4.  Controls and Procedures                                31

PART II.   OTHER INFORMATION

  Item 4.  Submission of matters to a vote of
            security holders                                      32

  Item 6.  Exhibits and Reports on Form 8-K                       33

                          PART I. FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS
                   CHEMED CORPORATION AND SUBSIDIARY COMPANIES
                      UNAUDITED CONSOLIDATED BALANCE SHEET
                 (IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)

                                                                         JUNE 30,   DECEMBER 31,
                                                                           2004        2003
                                                                        ---------   ------------
ASSETS

Current assets

   Cash and cash equivalents                                            $  52,644    $  50,587
   Accounts receivable, less allowances of $10,918 (2003-$2,919)           59,032       13,592
   Inventories                                                              8,336        8,256
   Statutory deposits                                                       8,418        9,358
   Prepaid income taxes                                                    14,730        3,625
   Current deferred income taxes                                           24,368       10,056
   Prepaid expenses and other current assets                               10,277        6,611
                                                                        ---------    ---------
                     Total current assets                                 177,805      102,085
Investments of deferred compensation plans held in trust                   19,623       17,743
Other investments                                                           1,445       25,081
Note receivable                                                            12,500       12,500
Properties and equipment, at cost less accumulated
   depreciation of $65,477 (2003-$62,646)                                  62,601       41,004
Identifiable intangible assets less accumulated
   amortization of $2,903 (2003-$1,704)                                    24,392          592
Goodwill                                                                  450,988      105,335
Other assets                                                               26,497       24,729
                                                                        ---------    ---------
                   Total Assets                                         $ 775,851    $ 329,069
                                                                        =========    =========
LIABILITIES

Current liabilities
   Accounts payable                                                     $  43,143    $   7,120
   Current portion of long-term debt                                        5,552          448
   Income taxes                                                               259           26
   Deferred contract revenue                                               16,060       14,362
   Accrued insurance                                                       21,366       16,013
   Other current liabilities                                               56,351       21,123
                                                                        ---------    ---------
                     Total current liabilities                            142,731       59,092
Convertible junior subordinated debentures                                      -       14,126
Other long-term debt                                                      289,551       25,931
Deferred compensation liabilities                                          19,622       17,733
Other liabilities                                                          19,362       19,494
                                                                        ---------    ---------
                     Total Liabilities                                    471,266      136,376
                                                                        ---------    ---------
STOCKHOLDERS' EQUITY

Capital stock-authorized 40,000,000 shares $1 par;
   issued 13,406,397 shares (2003-13,452,907 shares)                       13,406       13,453
Paid-in capital                                                           207,916      170,501
Retained earnings                                                         118,248      119,746
Treasury stock - 966,979 shares (2003-3,508,663 shares),
   at cost                                                                (32,702)    (109,427)
Unearned compensation                                                      (4,081)      (2,954)
Deferred compensation payable in company stock                              2,337        2,308
Notes receivable for shares sold                                             (539)        (934)
                                                                        ---------    ---------
                     Total Stockholders' Equity                           304,585      192,693
                                                                        ---------    ---------
                     Total Liabilities and Stockholders' Equity         $ 775,851    $ 329,069
                                                                        =========    =========

           See accompanying notes to unaudited financial statements.

                   CHEMED CORPORATION AND SUBSIDIARY COMPANIES
                   UNAUDITED CONSOLIDATED STATEMENT OF INCOME
                      (IN THOUSANDS EXCEPT PER SHARE DATA)

                                                 THREE MONTHS ENDED         SIX MONTHS ENDED
                                                        JUNE 30,                JUNE 30,
                                                ---------------------     --------------------
                                                  2004         2003         2004         2003
                                                --------     --------     --------     --------
Service revenues and sales                      $208,994     $ 77,271     $340,042     $154,916
                                                --------     --------     --------     --------
Cost of services provided and goods sold
  (excluding depreciation)                       147,206       45,611      233,430       91,763
Selling, general and administrative
  expenses                                        37,913       25,090       68,936       51,147
Depreciation                                       4,570        2,990        8,159        6,042
Long-term incentive compensation                       -            -        9,058            -
                                                --------     --------     --------     --------
      Total costs and expenses                   189,689       73,691      319,583      148,952
                                                --------     --------     --------     --------
      Income from operations                      19,305        3,580       20,459        5,964
Interest expense                                  (6,206)        (867)      (9,111)      (1,674)
Loss on extinguishment of debt                         -            -       (3,330)           -
Other income - net                                   231        2,455        1,810        6,717
                                                --------     --------     --------     --------
  Income before income taxes                      13,330        5,168        9,828       11,007
Income taxes                                      (5,833)      (1,868)      (5,336)      (4,150)
Equity in income/(loss) of affiliate (Vitas)         821            -       (3,284)           -
                                                --------     --------     --------     --------
Net Income                                      $  8,318     $  3,300     $  1,208     $  6,857
                                                ========     ========     ========     ========
Earnings Per Share
      Net income                                $    .67     $    .33     $    .10     $    .69
                                                ========     ========     ========     ========
      Average number of shares outstanding        12,325        9,908       11,619        9,899
                                                ========     ========     ========     ========

Diluted Earnings Per Share
      Net income                                $    .66     $    .33     $    .10     $    .69
                                                ========     ========     ========     ========
      Average number of shares outstanding        12,677        9,942       11,848        9,922
                                                ========     ========     ========     ========

Cash Dividends Per Share                        $    .12     $    .12     $    .24     $    .24
                                                ========     ========     ========     ========

            See accompanying notes to unaudited financial statements.

                   CHEMED CORPORATION AND SUBSIDIARY COMPANIES
                 UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                        SIX MONTHS ENDED JUNE 30,
                                                                        -------------------------
                                                                          2004            2003
                                                                        ---------     ---------
CASH FLOWS FROM OPERATING ACTIVITIES
      Net income                                                        $   1,208     $   6,857
      Adjustments to reconcile net income to net
               cash provided by operating activities:
                    Depreciation and amortization                          10,498         6,399
                    Gains on sales of available-for-sale
                      investments                                               -        (3,544)
                    Provision for deferred income taxes                      (611)          288
                    Provision for uncollectible accounts receivable         2,470           106
                    Noncash long-term incentive compensation                5,808             -
                    Changes in operating assets and liabilities,
                      excluding amounts acquired in business
                      combinations
                       Decrease/(increase) in accounts receivable            (102)        1,156
                       Decrease/(increase) in inventories                     (80)          794
                       Decrease in statutory deposits                         940         2,228
                       Decrease/(increase) in prepaid expenses and
                         other current assets                              13,580        (1,090)
                       Decrease in accounts payable, deferred
                              contract revenue and other current
                              liabilities                                  (7,337)       (3,943)
                       Increase in income taxes                             5,364         1,037
                       Decrease/(increase) in other assets                  4,386        (1,935)
                       Increase in other liabilities                          783         2,377
                    Equity in loss of affiliate                             3,284             -
                    Noncash expense of internally financed ESOPs              947           870
                    Other sources/(uses)                                      224          (101)
                                                                        ---------     ---------
      Net cash provided by operating activities                            41,362        11,499
                                                                        ---------     ---------

CASH FLOWS FROM INVESTING ACTIVITIES
      Business combinations, net of cash acquired                        (326,059)       (1,538)
      Return of merger deposit                                             10,000             -
      Capital expenditures                                                 (7,649)       (4,846)
      Net uses from discontinued operations                                (1,082)         (993)
      Proceeds from sales of property and equipment                           303           296
      Proceeds from sales of available-for-sale investments                     -         4,493
      Other sources/(uses)                                                     42          (293)
                                                                        ---------     ---------
               Net cash used by investing activities                     (324,445)       (2,881)
                                                                        ---------     ---------

CASH FLOWS FROM FINANCING ACTIVITIES
      Proceeds from issuance of long-term debt                            295,000             -
      Issuance of capital stock, net of issuance costs                     97,054         1,320
      Repayment of long-term debt                                         (93,602)         (230)
      Debt issuance costs                                                 (13,837)            -
      Repayment of stock subscriptions note receivable                      8,053             -
      Redemption of convertible trust preferred securities                 (2,736)            -
      Dividends paid                                                       (2,707)       (2,376)
      Purchases of treasury stock                                          (2,228)         (255)
      Other sources                                                           143           534
                                                                        ---------     ---------
               Net cash provided/(used) by financing activities           285,140        (1,007)
                                                                        ---------     ---------

INCREASE IN CASH AND CASH EQUIVALENTS                                       2,057         7,611
Cash and cash equivalents at beginning of year                             50,587        37,731
                                                                        ---------     ---------
Cash and cash equivalents at end of period                              $  52,644     $  45,342
                                                                        =========     =========

            See accompanying notes to unaudited financial statements.

                   CHEMED CORPORATION AND SUBSIDIARY COMPANIES
                     Notes to Unaudited Financial Statements

1.    STOCKHOLDERS' MEETING

            On May 17, 2004, stockholders of Roto-Rooter, Inc. approved the following:

            (a) changing the company's name to Chemed Corporation. As used herein, the terms "We", "Company" and "Chemed" refer to Chemed Corporation or Chemed Corporation and its consolidated subsidiaries.

            (b) increasing the number of authorized shares of Capital Stock from 15,000,000 shares to 40,000,000 shares.

2.    BASIS OF PRESENTATION

            We have prepared the accompanying unaudited consolidated financial statements of Chemed in accordance with Rule 10-01 of SEC Regulation S-X. Consequently, we have omitted certain disclosures required under generally accepted accounting principles for complete financial statements. However, in our opinion, the financial statements presented herein contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position, results of operations and cash flows of the Company. These financial statements should be read in conjunction with the Consolidated Financial Statements and related notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2003. Certain 2003 amounts have been reclassified to conform with the current period presentation.

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

            The following table illustrates the effect on net income and earnings per share if the Company had applied the fair-value-recognition provisions of Financial Accounting Standards Board ("FASB") Statement No. 123, Accounting for Stock-Based Compensation (as amended) (in thousands, except per share data):

                                                     Three Months Ended June 30,     Six Months Ended June 30,
                                                     ---------------------------     -------------------------
                                                        2004              2003          2004            2003
                                                     ---------         ---------     ---------       ---------
Net Income as reported                               $   8,318         $   3,300     $   1,208       $   6,857

Add: stock-based compensation expense
            included in net income as reported,
            net of income tax effects                       23                11         3,823              45

Deduct: total stock-based employee compensation
             determined under a fair-value-based
             method for all stock options and
             awards, net of income tax effects          (1,001)             (234)       (5,020)           (459)
                                                     ---------         ---------     ---------       ---------
Pro Forma net income                                 $   7,340         $   3,077     $      11       $   6,443
                                                     =========         =========     =========       =========
Earning Per Share

            As reported                              $    0.67         $    0.33     $    0.10       $    0.69
                                                     =========         =========     =========       =========
            Pro forma                                $    0.60         $    0.31     $       -       $    0.65
                                                     =========         =========     =========       =========

Diluted earning per share
            As reported                              $    0.66         $    0.33     $    0.10       $    0.69
                                                     =========         =========     =========       =========
            Pro forma                                $    0.59         $    0.31     $       -       $    0.65
                                                     =========         =========     =========       =========

We calculated the above data using the Black-Scholes option-valuation method to value the Company's options granted in 2004 and prior years.

3.    SEGMENTS

            Due to the significant impact of our acquisition of Vitas Healthcare Corporation ("Vitas") in February 2004, we re-evaluated the Company's segment reporting of administrative expenses of the Corporate Office headquarters. Previously, we included such expenses in the Plumbing and Drain Cleaning segment because it comprised in excess of 80% of our business. Currently, Roto-Rooter comprises 32% of Chemed's consolidated revenues and sales and 45% of its operating profit. Accordingly, we now report corporate administrative expenses and unallocated investing and financing income and expense not directly related to any one segment as "Corporate." Corporate administrative expenses include the stewardship, accounting and reporting, legal, tax and other costs of operating a publicly-held corporation. Corporate investing and financing income and expenses include the costs and income associated with corporate debt and investment arrangements.

         The Company's segments now comprise Vitas (palliative medical care and related services to terminally ill patients through state-licensed and federally-certified hospice programs), Roto-Rooter (sewer and drain cleaning and plumbing repair and maintenance services to residential and commercial accounts) and Service America (heating, ventilating and air conditioning ("HVAC") repair, maintenance and replacement services to residential customers through service contracts and retail sales). Prior period data have been reclassified to maintain comparability.

         Service revenues and sales and aftertax earnings by business segment follow (in thousands):

                                           Three Month Ended             Six Month Ended
                                                June 30,                     June 30,
                                        -----------------------     ---------------------------
                                          2004          2003          2004              2003
                                        ---------     ---------     ---------        ----------
Service Revenue and Sales

Vitas (a)                               $ 130,240     $       -     $ 181,352        $       -
Roto-Rooter                                68,894        64,592       138,122          129,317
Service America                             9,860        12,679        20,568           25,599
                                        ---------     ---------     ---------        ---------
       Total                            $ 208,994     $  77,271     $ 340,042        $ 154,916
                                        =========     =========     =========        ==========

Aftertax Earnings

Vitas (a)                               $   7,907     $       -     $  10,504        $       -
Roto-Rooter                                 5,150         3,882         9,387 (b)        8,313
Service America                               (18)           49           119 (c)          103
                                        ---------     ---------     ---------        ---------
       Total segment earnings              13,039         3,931        20,010            8,416
Corporate                                  (5,542)         (631)      (15,518)(d)       (1,559) (e)
Equity in income/(loss) of affiliate
  (Vitas)(f)                                  821             -        (3,284)               -
                                        ---------     ---------     ---------        ---------
       Net Income                       $   8,318     $   3,300     $   1,208        $   6,857
                                        =========     =========     =========        ==========

----------
(a) Amounts include consolidated operations of Vitas beginning on February 24, 2004, the date the Company acquired the controlling interest in Vitas.

(b) Amount includes $982,000 aftertax cost of payout under the Company's Executive Long-Term Incentive Plan ("LTIP").

(c)   Amount includes $170,000 aftertax cost of payout under the LTIP.

(d) Amount includes $4,742,000 aftertax cost of payout under the LTIP and $2,164,000 aftertax loss on extinguishment of debt.

(e) Amount includes aftertax severance charges of $2,358,000 and $2,151,000 aftertax gain on sales of investments.

(f) Amount for 2004 represents the Company's 37% equity in the loss of Vitas through February 23, 2004, including adjustments to the equity interest occurring later in 2004. During the period January 1, 2004 through February 23, 2004, Vitas incurred the following aftertax expenses related to the sale of its business to the Company (in thousands):

Accrual for potential severance costs under key employee employment agreements       $ 10,975
Legal and valuation costs                                                               6,665
Loss on write off of Vitas' deferred debt costs                                         2,698
Other                                                                                     592
                                                                                     --------
     Total                                                                           $ 20,930
                                                                                     ========

       These charges reduced the Company's equity in Vitas by approximately $4,621 during the first quarter of 2004. Subsequent adjustment to the estimated severance accrual in the second quarter of 2004 increased the Company's equity earnings in Vitas by $821.

4.    DILUTED EARNINGS PER SHARE

      Earnings per common share are computed using the weighted average number of shares of capital stock outstanding. Diluted earnings per share for 2004 and 2003 are computed as follows (in thousands, except per share data):

                                        Income         Shares         Income
                                      (Numerator)  (Denominator)     Per Share
                                      -----------  -------------     ---------

For the Three Months Ended June 30,
2004

        Net income                      $ 8,318         12,325        $  0.67
                                                                      =======
        Impact of convertible junior
          subordinated debentures            94            168
        Dilutive stock options                -            183
        Nonvested stock awards                -              1
                                        -------        -------
             Diluted income             $ 8,412        $12,677        $  0.66
                                        =======        =======        =======
2003 (a)

        Net income                      $ 3,300        $ 9,908        $  0.33
                                                                      =======
        Dilutive stock options                -             34
                                        -------        -------
             Diluted income             $ 3,300        $ 9,942        $  0.33
                                        =======        =======        =======

For the Six Months Ended June 30,
2004
        Net income                      $ 1,208         11,619        $  0.10
                                                                      =======
        Dilutive stock options                -            228
        Nonvested stock awards                -              1
                                        -------        -------
             Diluted income             $ 1,208        $11,848        $  0.10
                                        =======        =======        =======
2003 (a)

        Net income                      $ 6,857        $ 9,899        $  0.69
                                                                      =======
        Dilutive stock options                -             23
                                        -------        -------        -------
             Diluted income             $ 6,857        $ 9,922        $  0.69
                                        =======        =======        =======

----------
(a) The impact of the convertible junior subordinated debentures has been excluded from these computations because it is antidilutive to earnings per share.

      Due to the Company's level of earnings for the second quarter of 2003 and for the first six months of 2004 and 2003, the Convertible Junior Subordinated Debentures were anti-dilutive in those periods, and, therefore, were excluded from the computation of diluted earnings per share. The debentures were convertible into an average of 384,000 shares of capital stock during the second quarter and first six months of 2003, and into 275,000 shares during the first six months of 2004.

5.    OTHER INCOME-NET

     Other income-net comprises the following (in thousands):

                                      For the Three Months Ended    For the Six Months Ended
                                                June 30,                     June 30,
                                      --------------------------    ------------------------
                                           2004        2003             2004        2003
                                          -------     -------          -------     -------
Interest income                           $   551     $   704          $ 1,112     $ 1,519
Market valuation gain/(loss)
  trading securities                         (211)      1,217              785         565
Gain/(loss) on disposal of properties
  and equipment                               (95)       (129)            (146)       (199)
Dividend income                                 -         607                -       1,223
Gain/(loss) on disposal of investments          -           -                -       3,544
All other                                     (14)         56               59          65
                                          -------     -------          -------     -------
        Total                             $   231     $ 2,455          $ 1,810     $ 6,717
                                          =======     =======          =======     =======

6.    COMPREHENSIVE INCOME

      We had total comprehensive income of $3,232,000 and $4,389,000, respectively, for the three-month and six-month periods ended June 30, 2003. The difference between our net income and our comprehensive income in 2003 relates to the cumulative unrealized appreciation/depreciation on available-for-sale investments. For the 2004 periods, our total comprehensive income equals our net income.

7.    BUSINESS COMBINATIONS

      On February 24, 2004, we completed the acquisition of the 63% of Vitas Healthcare Corporation ("Vitas") common stock we did not previously own for cash consideration of $322.9 million ("Acquisition"). In addition, we paid the former chairman and chief executive officer of Vitas $25.0 million pursuant to a noncompetition and consulting agreement and made severance payments totaling $2.3 million to two other officers of Vitas. The total purchase price, including $3.0 million of estimated expenses and the Company's $18.2 million prior investment in Vitas, was $360.2 million.

      The preliminary allocation of the purchase price to Vitas' assets and liabilities is (in thousands):

Cash and cash equivalents                         $  24,377
Other current assets                                 96,621
Property and equipment                               22,332
Noncompetition agreement                             18,000
Consulting agreement                                  7,000
Goodwill                                            342,794
Other assets                                         11,127
Current liabilities(including
  severance of $15,062                              (98,291)
Long-term debt                                      (59,571)
Other liabilities                                    (4,186)
                                                  ---------
               Subtotal                             360,203
               Less: investment in Vitas on
                 February 23, 2004                  (18,162)
                                                  ---------
               Total purchase price                 342,041
               Plus: subsequent payments of
                 acquisition related accruals         5,211
               Less: cash and cash equivalents
                 acquired                           (24,377)
                                                  ---------
               Net cash outlay                    $ 322,875
                                                  =========

We began including the consolidated Vitas results of operations in the Company's financial statements as of February 24, 2004.

      Vitas is the nation's largest provider of hospice services for patients with severe, life-limiting illnesses. This type of care is aimed at making the terminally ill patient's final days as comfortable and pain free as possible. Vitas provides a comprehensive range of hospice services through 27 operating programs covering many of the large population areas in the U.S. including Florida, California, Texas and Illinois. Vitas has over 6,000 employees, including approximately 2,400 nurses and 1,500 home health aides.

      To fund the Acquisition and retire Vitas' and the Company's long-term debt, we completed the following transactions ("Financing") on February 24, 2004:

      - We borrowed $75.0 million under a new $135 million revolving credit/term loan agreement at an initial weighted average interest rate of 4.50%. Principal payments of $1.25 million are due quarterly under the term loan beginning June 2004. The credit agreement matures in February 2009.

      - We sold 2 million shares of the Company's capital stock in a private placement at a price of $50 per share, before expenses.

      - We issued $110 million principal amount of floating rate senior secured notes due February 2010 at an initial interest rate of 4.88%.

      - We issued $150 million principal amount of 8.75% fixed rate senior notes due February 2011.

      - We incurred estimated financing and transaction fees and expenses of approximately $15.9 million.

      We are recording the Acquisition using the purchase method of accounting using preliminary estimates of the fair values of Vitas' assets and liabilities as of the date of the Acquisition. We engaged a professional valuation firm to conduct a formal appraisal of Vitas' assets and liabilities and to assist us in determining the fair values of Vitas' assets and liabilities, including the identification and valuation of intangible assets acquired. We may identify additional intangible assets, including customer contracts and related customer relationships and other contract-based intangibles such as lease agreements and service contracts. If we identify and value other intangible assets, goodwill may be reduced. In addition, such additional intangible assets may have finite lives and be subject to amortization. The final allocation of the Acquisition consideration may result in significant differences from the preliminary amounts reflected in the Company's financial statements as of and for the three and six month periods ended June 30, 2004.

      On a preliminary basis the noncompetition agreement and the consulting agreement have been assigned lives equal to their contractual lives of eight years and seven years, respectively. None of the goodwill associated with the acquisition of Vitas is deductible for tax purposes. Goodwill is assumed to have an indefinite life.

      The unaudited pro forma operating data of the Company for the three months ended June 30, 2003 and for the six months ended June 30, 2004 and 2003, giving effect to the Acquisition and Financing as if they had occurred on January 1 of the respective periods follow (in thousands, except per share amounts):

                                             For the Three Months        For the Six Months
                                                Ended June 30,              Ended June 30,
                                           -----------------------     -----------------------
                                              2004          2003         2004           2003
                                           ---------     ---------     ---------     ---------
Service revenues and sales                 $ 208,994     $ 183,516     $ 412,912     $ 361,343
                                           ---------     ---------     ---------     ---------
Cost of services provided and goods
     sold (excluding depreciation)           147,206       128,295       292,278       255,366
Selling, general and administrative
   expenses                                   37,913        39,459        77,598        77,914 (c)
Depreciation                                   4,570         4,973         9,287         9,953
Long-term incentive compensation                   -             -         9,058 (a)         -
                                           ---------     ---------     ---------     ---------
        Total costs and expenses             189,689       172,727       388,221       343,233
                                           ---------     ---------     ---------     ---------
        Income from operations                19,305        10,789        24,691        18,110
Interest expense                              (6,206)       (6,437)      (12,513)      (12,727)
Loss on extinguishment of debt                     -             -        (3,330)(b)    (3,330)(b)
Other income - net                               231         1,946         1,851         5,646
                                           ---------     ---------     ---------     ---------
        Income before income taxes            13,330         6,298        10,699         7,699
Income taxes                                  (5,833)       (2,801)       (5,734)       (3,943)
                                           ---------     ---------     ---------     ---------
Net income/(loss)                          $   7,497     $   3,497     $   4,965     $   3,756
                                           =========     =========     =========     =========

Earnings Per Share

        Net income                         $    0.61     $    0.29     $    0.41     $    0.32
                                           =========     =========     =========     =========
        Average shares outstanding            12,325        11,908        12,168        11,899
                                           =========     =========     =========     =========
Diluted Earnings Per Share

        Net income                         $    0.60     $    0.29     $    0.40     $    0.32
                                           =========     =========     =========     =========
        Average shares outstanding            12,677        11,942        12,397        11,922
                                           =========     =========     =========     =========

----------
(a) Amounts represent payouts under the Company's 2002 Executive Long-term Incentive Plan. The aftertax costs of these payouts was $5,894,000 ($.48 per share).

(b) Amount represents the prepayment penalty incurred on the early extinguishment of the Company's debt ($2,164,000 aftertax or $.18 per share and $.17 per diluted share).

(c) Amount includes pretax charges of $3,627,000 ($2,358,000 aftertax, or $.20 per share) for severance charges.

(d) Amount includes a pretax gain of $3,544,000 ($2,151,000 aftertax, or $.18 per share) from the sales of available-for-sale investments.

      We acquired the 63% of Vitas we did not previously own to enhance our minority investment in Vitas, the nation's largest provider of hospice services. We believe the investment will be financially advantageous to our shareholders because the hospice market is fragmented and Vitas has the infrastructure to capitalize on the growing hospice services market.

      During the first six months of 2004, we completed two business combinations within the Roto-Rooter segment for an aggregate purchase price of $2,991,000 in cash. The acquired businesses provide drain cleaning and plumbing services under the Roto-Rooter name. The results of operations of these businesses are not material to the Company's results of operations.

      We allocated the purchase price of these businesses as follows (in thousands):

                        Goodwill          $2,918
                        Other                266
                                          ------
                             Total        $3,184
                                          ======

8.    2002 EXECUTIVE LONG-TERM INCENTIVE PLAN

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

      During June, the CIC approved guidelines covering the establishment of a pool of 125,000 capital shares ("2004 LTIP Pool") to be distributed to eligible members of management upon attainment of the following hurdles during the period January 1, 2004 through December 31, 2007:

      - 44,000 shares will be awarded if Chemed's cumulative pro forma adjusted EBITDA (including the results of Vitas beginning on January 1, 2004) reaches $365 million within the four year period.

      - 44,000 shares will be awarded if Chemed's stock price reaches the following hurdles during any 30 trading days out of any 60-trading day period during the four-year period:

            -     11,000 shares for a stock price of $70.00

            -     an additional 16,500 shares for a stock price of $77.50

            -     an additional 16,550 shares for a stock price of $85.00.

      - 22,000 shares represent a retention element, subject to a four-year, time based vesting.

      -     15,000 shares may be awarded at the discretion of the CIC.

On June 22, 2004, the CIC awarded 22,000 restricted shares of stock to key employees of management under the retention component of the 2004 LTIP Pool. These shares vest on December 31, 2007 for all participants still employed by the Company. The cost of these awards, based on the fair value of the stock on June 22, 2004, ($1,071,000) is being amortized on a straight line basis over the 42-month period ending December 31, 2007.

      As of June 30, 2004, no accrual for awards under the remaining components of the 2004 LTIP Pool was made since it is not probable that any of the awards will be earned and paid.

9.    PREPAID INCOME TAXES

      Prepaid income taxes at June 30, 2004 totals $14,730,000, and includes the estimated benefit on the loss that will be carried back to prior periods' returns.

10.   OTHER CURRENT LIABILITIES

           Other current liabilities include the following (in thousands):

                             June 30,  December 31,
                               2004       2003
                             --------  ------------
Accrued salaries and wages    $20,923    $ 1,945
Accrued severance               9,922      1,462
Other                          25,506     17,716
                              -------    -------
              Total           $56,351    $21,123
                              =======    =======

Accrued severance includes $ 8,569,000 for potential costs under employment contracts for eighteen employees of Vitas. Under the contracts these key employees have the right, during the two-year period following the Company's acquisition of Vitas, to terminate their employment and receive up to two years' compensation as severance pay. As of July 31, 2004, six employees exercised their rights under the employment contracts and are entitled to estimated payouts aggregating $4,736,000, of which $3,416,000 has been paid as of June 30, 2004.

      We have offered the remaining key employees replacement employment contracts ("REC"). Under the REC's the key employees will receive stock awards and stock options and may not be terminated without cause, but will forego the unilateral right to voluntarily terminate their employment and receive severance pay. As of July 31, 2004, seven Vitas employees, who previously held employment contracts with Vitas, signed REC's and received restricted stock awards covering 26,430 shares of Chemed capital stock ($1,150,744). These awards vest during the seven-year period ending May 2011 at the annual rates of 5%, 5%, 10%, 10%, 20%, 25% and 25%, respectively. Due to the graded vesting, the expense of the awards will be recognized, in accordance with FASB interpretation No. 28, over the seven year period at the rate of 25%, 20%, 18%, 14%, 12%, 8% and 3%, respectively.

      At the present time it is not possible to estimate how many additional Vitas employees will elect to receive payments under their current employment contracts.

11.   2003 SEVERANCE CHARGES

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

12.   CONVERTIBLE JUNIOR SUBORDINATED DEBENTURES

      We adopted the provisions of FASB Interpretation No. 46R ("FIN 46R"), Consolidation of Variable Interest Entities - an interpretation of Accounting Research Bulletin No. 51 (revised), effective January 1, 2004. Under FIN 46R, the Company is not the primary beneficiary of the Chemed Capital Trust ("CCT") and is not permitted to consolidate the accounts of the CCT. As a result, we deconsolidated the

Mandatorily Redeemable Preferred Securities of the Chemed Capital Trust ("Preferred Securities") and replaced them in the Company's consolidated balance sheet with the Convertible Junior Subordinated Debentures ("CJSD"), which are the sole assets of the CCT. The CJSD matured March 15, 2030 and bore interest at the rate of $2.00 per annum per $27.00 principal amount, the same rate as distributions on the Preferred Securities. Distributions on the Preferred Securities have been reclassified as interest expense in the consolidated statement of income. Other than the change in account captions, this change in accounting has no impact on the Company's financial statements.

      On April 7, 2004, we announced the calling of all Preferred Securities outstanding as of May 18, 2004, at face value ($27.00 per security) plus accrued dividends ($.35 per security). As a result, during the second quarter of 2004, 417,256 Preferred Securities were converted into 304,597 shares of capital stock and 101,282 Preferred Securities were redeemed for $2,735,000 in cash. At June 30, 2004 there are no CJSD's or Preferred Securities outstanding.

13.   OTHER LONG-TERM DEBT

      In conjunction with the Vitas acquisition the Company retired its senior notes due 2005 through 2009 and canceled its revolving credit agreement with Bank One, N.A. ("Bank One"). To fund the Acquisition, the Company issued two million shares of capital stock in a private placement and borrowed $335 million as follows:

            - $75 million drawn down under a $135 million secured revolving credit/term loan facility ("New Credit Facility") with Bank One. The facility comprises a $35 million term loan ("TL") and $100 million revolving credit facility ("RCF"), including up to $40 million in letters of credit. For the TL, principal payments of $1,250,000 plus interest (LIBOR plus 3.50%) are due quarterly beginning in June 2004. For the RCF, interest payments (LIBOR plus 3.25%) are due at the end of the interest period (30, 60 or 90 days as selected by the Company). The current rate of interest on the TL is 4.60% per annum. Payment of unpaid principal and interest is due February 2009. At June 30, 2004, $5 million of the TL is included in current liabilities.

            - $110 million from the issuance of privately placed floating rate senior secured notes ("Floating Rate Notes") due 2010. Interest payments (LIBOR plus 3.75%) are due quarterly beginning in May 2004 and payment of unpaid principal and interest is due February 2010. The current rate of interest on the Floating Rate Notes is 5.00% per annum.

            - $150 million from the issuance of privately placed 8.75% senior notes ("Original Fixed Rate Notes") due 2011. Quarterly interest payments are due beginning in May 2004 and payment of unpaid principal and interest is due February 2011.

            In the second quarter of 2004, we filed a registration statement covering up to $150 million principal amount of new 8.75% senior notes due 2011 ("New Fixed Rate Notes"). Except for the lack of transfer restrictions, the terms of the New Fixed Rate Notes are substantially identical to those of the Original Fixed Rate Notes. Pursuant to the Company's exchange offer, all holders of the Original Fixed Rate Notes exchanged their notes for like principal amounts of the New Fixed Rate Notes.

      At June 30, 2004, long-term debt comprises the following (in thousands):

New Credit Facility
        Term Loan         $  33,750
Floating Rate Notes         110,000
New Fixed Rate Notes        150,000
Other                         1,353
                          ---------
        Subtotal            295,103
Less: current portion        (5,552)
                          ---------
       Long-term debt     $ 289,551
                          =========

At June 30, 2004, the Company has drawn down $31.4 million of letters of credit ("LOC") under the New Credit Facility. At June 30, 2004, the Company has $68.6 million of unused lines of credit under the New Credit Facility. Fees for the New Credit Facility comprise an annual fee of $100,000 plus .5% per annum for the unused portion of the RCF.

      Bank One anticipates creating a borrowing syndicate to support the New Credit Facility later in 2004. Should credit conditions change, Bank One, after consultation with us, may change the terms of the New Credit Facility, including the rates of interest payable and the required leverage and other financial ratios.

      Collectively, the New Credit Facility, the Floating Rate Notes and the New Fixed Rate Notes provide for significant affirmative and restrictive covenants including, without limitation, requirements or restrictions (subject to exceptions) related to the following:

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

            Our calculations and projections indicate that we are in compliance with all financial and debt covenants as of June 30, 2004, and will be in compliance for the foreseeable future.

      All of the borrowings under the New Credit Facility and the Floating Rate Notes are guaranteed by the assets of and secured by the securities of substantially all of the Company's subsidiaries.

      Pursuant to the terms of the Floating Rate Notes, we filed a preliminary registration statement registering the Floating Rate Notes within 90 days of February 24, 2004. We are also required to file an effective registration statement within 180 days of February 24, 2004. Should we fail to do so, the interest rate on the Floating Rate Notes is increased .25% (up to a maximum of 1% per annum) for each quarter the required registration statement remains unfiled.

14. LOANS RECEIVABLE FROM INDEPENDENT CONTRACTORS

      The Plumbing and Drain Cleaning segment sublicenses with independent contractors to operate certain plumbing repair and drain cleaning businesses in lesser-populated areas of the United States and Canada. At June 30, 2004, the Company had notes receivable from its independent contractors totaling $2,984,000 (December 31, 2003 - $2,599,000). In most cases these loans are fully or partially secured by equipment owned by the contractor. The interest rates on the loans range from 5% to 8% per annum and the remaining terms of the loans range from one month to 6.0 years at June 30, 2004. During the quarter ended June 30, 2004, we recorded revenues of $3,932,000 (2003 - $3,364,000) and pretax profits of $986,000 (2003 - $1,110,000) from our independent contractors. During the six months ended June 30, 2004, we recorded revenues of $8,023,000 (2003 - $6,821,000) and pretax profits of $2,538,000 (2003 - $2,305,000) from our independent contractors.

      Effective January 1, 2004, we adopted the provisions of FIN 46R relative to the Company's contractual relationships with its independent contractors. FIN 46R requires the primary beneficiary of a Variable Interest Entity ("VIE") to consolidate the accounts of the VIE. We have evaluated our relationships with our independent contractors based upon guidance provided in FIN 46R and have concluded that many of the contractors who have loans payable to us may be VIE's. Due to the limited financial data available from these independent entities we have not been able to perform the required analysis to determine which, if any, of these relationships are VIE's or the primary beneficiary of these potential VIE relationships. We are continuing to request potential VIE relationship. We believe consolidation, if required, of the accounts of any VIE's for which the Company might be the primary beneficiary would not materially impact the Company's financial position and results of operations.

15. LITIGATION

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

      On April 5, 2002, Michael Linn, an attorney, filed a class action complaint against the Company in the Court of Common Pleas, Cuyahoga County, Ohio. He alleged Roto-Rooter Services Company's miscellaneous parts charge, ranging from $4.95 to $12.95 per job, violates the Ohio Consumer Sales Practices Act. The Company contends that this charge, which is included within the estimate approved by its customers, is a fully disclosed component of its pricing. On February 25, 2003, the trial court certified a class of customers who paid the charge from October 1999 to July 2002. The Company appealed this order and on May 20, 2004 the Eight District Court of Appeals of Ohio overturned the certification of this class action. Mr. Linn has sought review of the decertification by the Ohio Supreme Court; the Company plans to oppose any such review.

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

                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

LIQUIDITY AND CAPITAL RESOURCES

      The changes in most of the balance sheet accounts from December 31, 2003 to June 30, 2004 are due primarily to the acquisition of Vitas in February 2004. Explanations for other changes in the balance sheet since December 31, 2003 include:

      - The increase in prepaid income taxes from $3.6 million at December 31, 2003 to $14.7 million at June 30, 2004 is attributable to the tax benefits recorded by Vitas on transaction costs of the merger and to tax benefit on the Company's losses recorded in the first quarter of 2004.

      - The decline in other investments from $25.1 million at December 31, 2003 to $1.4 million at June 30, 2004, is attributable to reclassifying our investment in Vitas from an equity-method investment to an investment in a consolidated subsidiary, which is now eliminated in consolidation.

      - The current portion of long-term debt increased from $448,000 at December 31, 2003 to $5.6 million at June 30, 2004 due to the Company's borrowing under the term loan provisions of its New Credit Facility, under which principal payments of $1.25 million are payable quarterly.

      - The convertible junior subordinated debentures decreased from $14.1 million at December 31, 2003 to nil at June 30, 2004, due to our calling these securities in April 2004. As a result, $11.3 million of the debentures were converted into 304,597 shares of capital stock and $2.7 million were redeemed for cash.

      - Other long-term debt increased from $25.9 million at December 31, 2003 to $289.6 million at June 30, 2004 due to the Company's borrowing under the New Credit Facility ($28.8 million), the Floating Rate Notes ($110.0 million) and the Fixed Rate Notes ($150.0 million). Proceeds from these loans were used to finance the purchase of Vitas, retire Vitas' debt ($67.0 million including current portion) and retire the Company's senior debt due 2005 to 2009 ($28.3 million including a prepayment penalty of $3.3 million).

      - From December 31, 2003 to June 30, 2004, paid in capital increased $37.4 million and treasury stock declined $76.7 million largely due to the issuance of 2 million shares of capital stock from treasury at $50 per share to finance the purchase of Vitas.

      At June 30, 2004, we had approximately $68.6 million available borrowing capacity under our revolving credit agreement with Bank One. Management believes its liquidity and sources of capital are satisfactory for the Company's needs in the foreseeable future.

COMMITMENTS AND CONTINGENCIES

      Collectively, the terms of the credit agreements provide that the Company is required to meet various financial covenants, to be tested quarterly, beginning with the quarter ending June 30, 2004. In connection therewith, we are in compliance with all financial and other debt covenants as of June 30, 2004.

      Under the New Credit Facility we are limited to investing a maximum of $3 million on acquisitions of businesses during the term of the agreement. For the period beginning February 24, 2004 and ending July 31, 2004, we have spent $1.6 million on a business combination in the Roto-Rooter segment, leaving $1.4 million available spending for the period ending February 24, 2007. Should we desire to complete an acquisition whose purchase price exceeds this unused allowance, we would request a waiver of this covenant from the lender. There can be no assurance that it would grant such waiver.

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

      At June 30, 2004, we have current accounts receivable from Patient Care ("PC"), a former subsidiary, aggregating $2,487,000. This amount comprises $1,251,000 for the estimated post-closing balance sheet adjustment due us and $1,236,000 for reimbursement for expenses we have paid on behalf of PC. In addition, we have an investment in a common stock warrant of PC ($1,445,000) and a long-term note receivable due in

2007 ($12.5 million). PC is current on its interest payments on the long-term note, but is in arrears with respect to accounts receivable balances. During the second quarter of 2004, we filed suit for collection of the balances due from PC and in July, PC filed a counterclaim and third-party complaint alleging violation of certain non-compete provisions of Chemed's Stock Purchase Agreement with PC related to Chemed's acquisition of Vitas. We believe PC's counterclaim is without merit. PC's business has been adversely impacted by a difficult Medicaid reimbursement climate. As of February, 2004, PC has reduced its bank debt and was in compliance with its debt covenants.

      Should PC's business deteriorate significantly during the remainder of 2004, we may be required to record an impairment loss on our investments in or receivables due from PC. At the present time we believe the balances are fully collectible.

RESULTS OF OPERATIONS

SECOND QUARTER 2004 VERSUS SECOND QUARTER 2003-CONSOLIDATED RESULTS

      The Company's service revenues and sales for the second quarter of 2004 increased 170% versus revenues for the second quarter of 2003. This $131.7 million increase was attributable to the following (dollar amounts in thousands):

                                  Increase/(Decrease)
                               ------------------------
                                 Amount         Percent
                               ---------        -------
Vitas                          $ 130,240          n.a.%
Plumbing and Drain Cleaning
         Drain cleaning            1,636           6.3
         Plumbing                  1,554           6.1
         Other                     1,112           8.5
Service America
         Service contracts        (1,836)        (19.9)
         Demand services            (983)        (28.7)
                               ---------
                 Total         $ 131,723         170.5%
                               =========

      Vitas' revenues for the second quarter of 2004 included revenues from the following sources (in thousands):

Routine home care           $ 88,969
Continuous home care          22,637
General inpatient care        18,454
Respite and custodial care       180
                            --------
              Total         $130,240
                            ========

Approximately 96% of Vitas' revenues for the period was from Medicare and Medicaid.

      The increase in the drain cleaning revenues for the second quarter of 2004 versus 2003 comprises a .1% decline in the number of jobs performed and a 6.4% increase in the average price per job. The increase in plumbing revenues for the second quarter of 2004 versus 2003 comprised a 5.7% increase in the number of jobs and a .4% increase in the average price per job. The increase in other revenues for the second quarter of 2004 versus 2003 is attributable primarily to increases in independent contractor operations and product sales.

      The decline in Service America's service contract revenues is attributable to selling insufficient new service contracts to replace contracts canceled or not renewed. The average number of contracts in place during the second quarter of 2004 was 17% lower than the 2003 quarter. As revenues from demand services are largely dependent upon service contract customers, the decline in service contracts in place was largely responsible for the decline in demand services in 2004.

      The consolidated gross margin was 29.6% in the second quarter of 2004 as compared with 41.0% in the second quarter of 2003, largely due to the acquisition of Vitas in 2004. On a segment basis, Vitas' gross margin was 21.8%, the Roto-Rooter segment's gross margin increased .4% point to 44.4%, largely due to lower training wages as a percentage of revenues, in the second quarter of 2004 versus 2003. Service America's gross margin increased 2.2% points to 27.6% due to reduced material costs as a percent of revenues. The lower material costs, as a percent of revenues, is due primarily to lower inventory shrinkage.

      Selling, general and administrative expenses ("SG&A") for the second quarter of 2004 were $37,913,000, an increase of $12,823,000 (51.1%) versus the second quarter of 2003. The increase is attributable to the following (in thousands):

                                              Increase/
                                             (Decrease)
                                             ---------
Vitas SG&A (acquired in 2004)                $ 13,330
Favorable market adjustments to
   deferred compensation liabilities in
   2004 versus unfavorable adjustments in
   2003 - related to gains and losses
   on the assets held in benefit trusts        (1,428)
Higher yellow pages directory
   advertising costs in 2004                    1,075*
All other                                        (154)
                                             --------
         Total                               $ 12,823
                                             ========

----------
* This increase occurred only within the Roto-Rooter segment.

Approximately half of the increase in yellow pages directory costs is due to the timing of directories placed in service, and the remainder is due to increased spending on yellow pages advertising. The market adjustments on deferred compensation liabilities are entirely offset with equal and opposite gains/(losses) on the assets securing those benefits included in other income - net.

      Depreciation expense for the second quarter of 2004 increased $1,580,000 (52.8%) from $2,990,000 in the second quarter of 2003 to $4,570,000 in the 2004 quarter. This increase arises from the following (in thousands):

                                                                              Increase/
                                                                              (Decrease)
                                                                              ----------
Vitas depreciation (acquired in 2004)                                          $ 1,861
Lower depreciation for Service America due largely to lower asset values in
   2004 as a result of writing down assets in the fourth quarter of 2003          (134)
Lower depreciation for the Roto-Rooter segment
   due to lower depreciation on service vehicles
   due to declines in capital outlays                                             (118)
Corporate                                                                          (29)
                                                                               -------
         Total                                                                 $ 1,580
                                                                               =======

      Income from operations increased $15,725,000 from $3,580,000 in the second quarter of 2003 to $19,305,000 in the second quarter of 2004. The increase comprises (in thousands):

                                                       Increase/
                                                      (Decrease)
                                                      ----------
Income from operations of Vitas (acquired in 2004)     $ 13,260
Higher gross profit of Roto-Rooter segment
   due primarily to increase in service
   revenues and gross profit                              2,181
Favorable market adjustments to
   deferred compensation liabilities in
   2004 versus unfavorable adjustments in
   2003 - related to gains and losses
   on the assets held in benefit trusts                   1,428
Higher yellow pages advertising costs in 2004            (1,075)
All other                                                   (69)
                                                       --------
         Total                                         $ 15,725
                                                       ========

      Interest expense, substantially all of which is incurred at Corporate, increased from $867,000 in the second quarter of 2003 to $6,206,000 in the 2004 quarter. This increase is due to higher debt levels in 2004 as the result of borrowing $335 million to fund the acquisition of Vitas in February 2004.

      Other income declined $2,224,000 in the second quarter of 2004 versus the second quarter of 2003. The decline is attributable to (in thousands):

                                             Increase/
                                             (Decrease)
                                             ---------
Positive market adjustments in 2003
   to assets held in employee benefit
   trusts, versus losses in 2004             $(1,428)
Lack of income from Vitas preferred stock
   in 2004 (redeemed August 2003)               (712)
All other                                        (84)
                                             -------
         Total                               $(2,224)
                                             =======

The above increase in market adjustments for assets held in employee benefit trusts in the 2003 quarter is entirely offset by higher expenses in the SG&A category of the statement of income.

      Our effective income tax rate increased from 36.1% in the second quarter of 2003 to 43.8% in the second quarter of 2004. This increase is due to higher corporate expenses in 2004 (for which there is no state tax benefit) and to the lack of a domestic dividend exclusion in 2004.

      Equity in the loss of Vitas for 2004 represents the Company's 37% share of Vitas' loss for the period from January 1, 2004 through February 23, 2004, prior to our acquiring a controlling interest in Vitas. During the second quarter of 2004, Vitas' liability for pre-acquisition transaction expenses was reduced based on changed circumstances. Of the total adjustment 63% was recorded as a reduction of goodwill and 37% (net of deferred income taxes) was recorded as an adjustment of our equity in the earnings of Vitas ($821,000).

      Net income for the second quarter of 2004 was $8,318,000 ($.67 per share and $.66 per diluted share) as compared with $3,300,000 ($.33 per share) in 2003. Net income for 2004 included income of $821,000 ($.07 per share and $.06 per diluted share) from the favorable adjustment to the Company's equity in the income of Vitas.

SECOND QUARTER 2004 VERSUS SECOND QUARTER 2003-SEGMENT RESULTS

      The change in aftertax earnings for the second quarter of 2004 versus the first quarter of 2003 is due to (in thousands):

                                                Increase/
                                               (Decrease)
                                               ----------
Earnings of Vitas, acquired in 2004             $ 7,907
Higher earnings of the Roto-Rooter
   segment in 2004                                1,268
Lower earnings/(loss) of the Service America
   segment in 2004                                  (67)
Higher aftertax corporate costs in 2004          (4,911)
Favorable adjustment to the equity earnings
   of Vitas in 2004                                 821
                                                -------
         Increase in net income in 2004         $ 5,018
                                                =======

      The higher aftertax earnings of Roto-Rooter in the second quarter of 2004 are attributable to higher service revenues and gross profit in the 2004 period.

      Higher aftertax corporate expenses in 2004 are attributable to (in thousands):

                                               Increase/
                                              (Decrease)
                                              ----------
Higher aftertax interest expense in 2004
   due to debt incurred to acquire Vitas        $3,490
Lack of income from Vitas preferred stock
   in 2004                                         628
Higher aftertax administrative costs in
   2004 due largely to professional fees
   incurred in connection with Sarbanes-
   Oxley compliance efforts and higher
   insurance costs in 2004                         609
All other                                          184
                                                ------
         Increase in corporate costs in 2004    $4,911
                                                ======

      For the second quarter of 2004, the first full quarter of operations under Chemed ownership, Vitas' service revenues and operating profit increased 23% and 22%, respectively, versus results for the second quarter of 2003. Driving these increases was a 19% increase in average daily census ("ADC") of patients from 7,199 in the second quarter of 2003 to 8,582 patients in the second quarter of 2004.

FIRST SIX MONTHS OF 2004 VERSUS
FIRST SIX MONTHS OF 2003 - CONSOLIDATED RESULTS

      The Company's service revenues and sales for the first six months of 2004 increased 120% versus revenues for the first six months of 2003. This $185.1 million increase was attributable to the following (dollar amounts in thousands):

                                Increase/(Decrease)
                                -------------------
                                 Amount    Percent
                                 ------    -------
Vitas                          $ 181,352    n.a.%
Plumbing and Drain Cleaning
         Drain cleaning            3,261     6.1
         Plumbing                  2,974     5.9
         Other                     2,570     8.5
Service America
         Service contracts        (3,005)  (15.9)
         Demand services          (2,026)  (30.4)
                               ---------
                  Total        $ 185,126   119.5%
                               =========

      Vitas' revenues for 2004 (since the date of acquisition) included revenues from the following sources (in thousands):

Routine home care                  $123,363
Continuous home care                 31,796
General inpatient care               25,956
Respite and custodial care              237
                                   --------
         Total                     $181,352
                                   ========

Approximately 96% of Vitas' revenues for the period came from Medicare and Medicaid.

      The increase in drain cleaning revenues for the first six months of 2004 versus 2003 was due entirely to an increase in the average price per job. The increase in plumbing revenues for the first six months of 2004 versus 2003 comprised a 4.5% increase in the number of jobs and a 1.4% increase in the average price per job. The increase in other revenues for the first six months of 2004 versus 2003 is attributable primarily to increases in independent contractor operations and product sales.

      The decline in Service America's service contract revenues is attributable to selling insufficient new service contracts to replace contracts canceled or not renewed. The average number of contracts in place during the second quarter of 2004 was 17% lower than the 2003 quarter. The decline in service contracts in place during 2004 was largely responsible for the decline in demand services in 2004.

      The consolidated gross margin was 31.4% in the first six months of 2004 as compared with 40.8% in the first six months of 2003, largely due to the acquisition of Vitas in 2004. On a segment basis, Vitas' gross profit margin was 21.5%, Roto-Rooter's gross profit margin increased .6% point to 44.5%, largely due to lower training wages as a percentage of revenues in the 2004 period. Service America's gross profit margin increased 4.4% points to 29.5% due to reduced material costs as a percent of revenues. The lower material costs, as a percent of revenues, is due primarily to improved inventory and cost control in Service America's warehouse and service trucks.

      SG&A for the first six months of 2004 was $68,936,000, an increase of $17,789,000 (34.8%) versus the first six months of 2003. The increase is attributable to the following (in thousands):

                                            Increase/
                                           (Decrease)
                                           ----------
Vitas SG&A (acquired in 2004)              $ 18,720
Higher yellow pages directory
   advertising costs in 2003                  2,953*
Severance costs for a corporate officer
   in 2003                                   (3,627)
All other                                      (257)
                                           --------
         Total                             $ 17,789
                                           ========

----------
* This increase occurred only within the Roto-Rooter segment.

Approximately half of the increase in yellow pages directory costs is due to the timing of directories placed in service, and the remainder is due increased spending on yellow pages advertising.

      Depreciation expense for the first six months of 2004 increased $2,117,000 (35.0%) from $6,042,000 in the first six months of 2003 to $8,159,000 in the 2004 period. This increase arises from the following (in thousands):

                                                                             Increase/
                                                                            (Decrease)
                                                                            ----------
Vitas depreciation (acquired in 2004)                                        $ 2,608
Lower depreciation for Service America due largely to lower asset values in 2004 as a result of writing down assets in the fourth
     quarter of 2003                                                            (239)
Lower depreciation for the Roto-Rooter segment
     due to lower depreciation on service vehicles
     due to recent declines in capital outlays                                  (204)
Corporate                                                                        (48)
                                                                             -------
        Total                                                                $ 2,117
                                                                             =======

      Income from operations increased $14,495,000 from $5,964,000 in the first six months of 2003 to $20,459,000 in the first six months of 2004. The increase comprises (in thousands):

                                                      Increase/
                                                     (Decrease)
                                                     ----------
Income from operations of Vitas (acquired in 2004)    $ 17,748
Cost of LTIP in 2004                                    (9,058)
Higher gross profit of Roto-Rooter segment
     due primarily to increase in service
     revenues                                            4,758
Severance charges for corporate officer in 2003          3,627
Higher yellow pages advertising costs in 2004           (2,953)
Lower gross profit of Service America segment
     due primarily to decline in revenues                 (376)
All other                                                  749
                                                      --------
            Total                                     $ 14,495
                                                      ========

      Interest expense, substantially all of which is incurred at Corporate, increased from $1,674,000 in the first six months of 2003 to $9,111,000 in the 2004 period. This increase is due to higher debt levels in 2004 to fund the acquisition of Vitas.

      Other income declined $4,907,000 in the first six months of 2004 versus the first six months of 2003. The decline is attributable to (in thousands):

                                            Increase/
                                           (Decrease)
                                           ----------
Gains on the sales of available-for-sale
   investments in 2003                      $(3,544)
Lack of income from Vitas preferred
   stock in 2004 (redeemed August 2003)      (1,423)
All other                                        60
                                            -------
         Total                              $(4,907)
                                            =======

      Our effective income tax rate increased from 37.7% in the first six months of 2003 to 54.3% in the first six months of 2004. This increase is due to significantly higher corporate expenses in 2004 (for which there is no state tax benefit) and to the lack of a domestic dividend exclusion in 2004.

      Equity in the loss of Vitas for 2004 represents the Company's 37% share of Vitas' loss for the period from January 1, 2004 through February 23, 2004, prior to our acquiring a controlling interest in Vitas. During the 2004 period Vitas incurred aftertax expenses aggregating $17,233,000 related to the sale of its business to the Company. The Company's aftertax share of these charges was $3,800,000.

      Net income for the first six months of 2004 was $1,208,000 ($.10 per share) as compared with $6,857,000 ($.69 per share) in 2003. Income for 2004 included aftertax charges of $5,894,000 ($.51 per share and $.50 per diluted share) for the cost of the LTIP payout, an aftertax loss of $3,284,000 ($.28 per share) from the Company's equity in the loss of Vitas and an aftertax loss of $2,164,000 ($.19 per share and $.18 per diluted share) on the retirement of the Company's senior debt. Net income in 2003 includes an aftertax charge of $2,358,000 ($.24 per share)of corporate severance charges and aftertax gains on the sales of available-for-sale investments totaling $2,151,000($.22 per share).

FIRST SIX MONTHS OF 2004 VERSUS
FIRST SIX MONTHS OF 2003-SEGMENT RESULTS

      The decline in aftertax earnings for the first six months of 2004 versus the first six months of 2003 is due to (in thousands):

                                            Increase/
                                           (Decrease)
                                           ---------
Earnings of Vitas, acquired in 2004         $ 10,504
Higher aftertax corporate costs in 2004      (13,959)
Equity in Vitas' loss (attributable to
   costs incurred by Vitas in connection
   with the sale of Vitas to Chemed)          (3,284)
Higher earnings of the Roto-Rooter
   segment in 2004                             1,074
Higher earnings of the Service America
   segment in 2004                                16
                                            --------

         Decline in net income in 2004      $ (5,649)
                                            ========

      Higher aftertax corporate expenses in 2004 are attributable to (in thousands):

                                                 Increase/
                                                (Decrease)
                                                ---------
Higher aftertax interest expense in 2004
   due to debt incurred to acquire Vitas        $  4,841
Aftertax cost of the LTIP in 2004 (corporate
   office employees)                               4,742
Aftertax cost of corporate severance in
   2003                                           (2,358)
Increases in other administrative costs in
   2004 due largely to professional fees
   incurred in connection with Sarbanes-
   Oxley compliance efforts and higher
   insurance costs in 2004                           877
Loss on extinguishment of debt in 2004             2,164
Capital gains on the sales of available-for-
   sale investments in 2003                        2,151
Lack of income from Vitas preferred
   stock in 2004                                   1,423
All other                                            119
                                                --------

         Increase in corporate costs in 2004    $ 13,959
                                                ========

      The higher aftertax earnings of Roto-Rooter in the first six months of 2004 are attributable to higher service revenues and gross profit, partially offset by Roto-Rooter's share of the LTIP costs ($982,000 aftertax).

      The following data update previously provided historical financial and operating data of Vitas, acquired in February 2004 (in thousands, except percentages, days and dollars per day):

                                            2003                                 2004
                                   ----------------------     -------------------------------------------
                                    Second     Year-to-Date   January 1 to    February 24 to      Second
                                    Quarter       June        February 23      March 31 (a)      Quarter
                                   --------    ------------   ------------    --------------     --------
STATEMENT OF OPERATIONS
  Service revenues and sales       $106,245      $206,427        $72,870           $51,112       $ 130,240
                                   --------      --------       --------           -------       ---------
  Cost of services provided
   and goods sold (excluding
   depreciation)                     82,684       163,603         58,848            40,486         101,790
  Selling, general and
   administrative expenses           13,557        25,142          8,186             5,391          13,329
  Costs related to sate of
    business                             --            --         24,956(b)             --              --
  Depreciation                        1,483         2,911            836               748           1,861
                                   --------      --------       --------           -------       ---------
     Total costs and expenses        97,724       191,656         92,826            46,625         116,980
                                   --------      --------       --------           -------       ---------
     Income/(loss) from operations    8,521        14,771        (19,956)            4,487          13,260
   Interest expense                  (1,322)       (2,666)          (919)              (28)            (30)
   Loss on extinguishment of debt        --            --         (4,497)(b)            --              --

   Other income-net                     203           353             41                31             176
                                   --------      --------       --------           -------       ---------
     Income/(loss) before
      income taxes                    7,402        12,458        (25,331)            4,490          13,406
     Income taxes                    (2,963)       (4,978)         6,996            (1,893)         (5,499)
                                   --------      --------       --------           -------       ---------
     Net income/(loss)             $  4,439      $  7,480       $(18,335)          $ 2,597       $   7,907
                                   ========      ========       ========           =======       =========
EBITDA (C)
   Net income/(loss)               $  4,439      $  7,480       $(18,335)          $ 2,597       $  7,907
   Add/(deduct)
     Interest expense                 1,322         2,666            919                28             30
     Income taxes                     2,963         4,978         (6,996)            1,893          5,499
     Depreciation                     1,483         2,911            836               748          1,861
     Amortization                         7            13              4               323            813
                                   --------      --------       --------           -------       --------
       EB1TDA                      $ 10,214      $ 18,048       $(23,572)          $ 5,589       $ 16,110
                                   ========      ========       ========           =======       ========


(a) We acquired Vitas on February 24,2004 and recorded estimated purchase accounting adjustments to the value of Vitas' assets as of that date. Amortization of such adjustments for the February 24, 2004 to March 31, 2004 period totaled $202,000 for increased depreciation and $327.000 for increased amortization of identifiable irrangable assets.

(b) Costs related to the sale of Vitas totaled $29,453,000 pretax ($20,930,000 aftertax). Such costs include legal and professional fees, severance costs and a loss on writing off deferred debt issuance costs.

(c) EBITDA is income before interest expense, income taxes, depreciation and amortization. We use EBITDA, in additional to net income, income/(loss) from operations and cash flow from operating to assess our performance and believe it is important for investors to be able to evaluate us using the same measures used by management. We believe that EBITDA is an important supplemental measure of operating performance because it provides investors with an indication of our ability to fund our operating capital expenditures and debt service requirements through earnings, We also believe that EBITDA is a supplemental measurement tool used by analysts and investors to help evaluate a company's overall operating performance by including only transactions related to core cash operating business activities. EBITDA as calculated by us is not necessarily comparable to similarly titled measures reported by other companies. In addition EBITDA is not prepared in accordance with accounting principles generally accepted in the United States ("GAAP"). and should not: be considered as alternatives for net income, income from operations, net cash provided by operating activities or our other financial information determined under GAAP, and should not be considered as a measure of our profitability or liquidity. We believe the line on our consolidated statement of income entitled net income/(loss) is the most directly comparable GAAP measure to EBITDA, EBITDA, as calculated above includes interest income, loss on extinguishment of debt and costs related to the sale of Vias to the Company as follows (in thousands):

                                            2003                                2004
                                   ------------------------   -------------------------------------------
                                    Second     Year-to-Date   January 1 to    February 24 to      Second
                                    Quarter       June        February 23       March 31         Quarter
                                   --------    ------------   ------------    --------------     --------
Interest income                    $    203      $    353       $     41        $       31       $      65
Loss on extinguishment debt               -             -          4,497                 -               -
Costs related to sale of business         -             -         24,956                 -

                                                      2003                                      2004
                                          -------------------------------          ------------------------------
                                           Second            Year-to-Date           Second           Year-to-Date
                                          Quarter                June              Quarter             June (e)
                                          ---------          ------------          --------          ------------
OPERATING STATISTICS
  Net revenue
     Homecare                             $  72,457            $139,946            $ 88,967            $171,949
     Inpatient                               17,307              34,256              18,634              37,412
     Continuous care                         16,481              32,225              22,639              44,861
                                          ---------            --------            --------            --------
         Total                            $ 106,245            $206,427            $130,240            $254,222
                                          =========            ========            ========            ========

  Net revenue as a percent of total
     Homecare                                  68.2%               67.8%               68.3%               67.6%
     Inpatient                                 16.3                16.6                14.3                14.7
     Continuous care                           15.5                15.6                17.4                17.7
                                          ---------            --------            --------            --------
         Total                                100.0%              100.0%              100.0%              100.0%
                                          ---------            --------            --------            --------
  Average daily census ("ADC")
     Homecare                                 3,764               3,654               4,709               4,525
     Nursing home                             2,746               2,702               3,048               2,991
                                          ---------            --------            --------            --------
         Routine homecare                     6,510               6,356               7,757               7,516
     Inpatient                                  349                 349                 369                 371
     Continuous care                            339                 334                 455                 452
                                          ---------            --------            --------            --------
         Total                                7,198               7,039               8,582               8,339
                                          =========            ========            ========            ========

  Average length of stay (days)                55.4                54.8                59.9                57.8
  Median length of stay (days)                 12.0                11.5                12.0                11.5
  ADC by major diagnosis
     Neurological                              28.4%               28.5%               31.0%               30.6%
     Cancer                                    26.0                26.4                23.3                23.6
     Cardio                                    14.4                14.3                14.4                14.3
     Respiratory                                7.5                 7.4                 7.4                 7.4
     Other                                     23.7                23.4                23.9                24.1
                                          ---------            --------            --------            --------
     Total                                    100.0%              100.0%              100.0%              100.0%
                                          =========            ========            ========            ========

  Direct patient care margins (d)
     Routine homecare                          50.1%               48.9%               49.9%               49.3%
     Inpatient                                 22.4                22.4                25.9                26.5
     Continuous care                           21.4                22.5                19.0                19.1
  Homecare margin drivers
   (dollars per patient day)
     Labor costs                          $   39.92            $  41.67            $  41.53            $  42.78
     Drug cost                                 8.93                8.90                9.24                8.94
     Home medical equipment                    5.64                5.69                5.80                5.76
     Medical supplies                          1.70                1.78                1.91                1.92
  Inpatient margin drivers
   (dollars per patient day)
     labor costs                          $  188.47              191.25            $ 202.08            $ 200.16
  Continuous care margin drivers
   (dollars per patient day)
     Labor costs                          $  397.23            $ 394.37            $ 421.84            $ 421.79
  Bad debt expense as a percent of              1.3%                1.3%                1.1%                1.2%
  revenues
  Accounts receivable --
  days of revenue outstanding                  37.4                37.4                35.1                35.1


----------

(d)   Amounts exclude indirect patient care costs.

(e) For the period January 1, 2004 to February 23, 2004, Vitas was 37%-owned by the Company.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

            Chemed's primary market risk exposure relates to interest rate risk exposure through its variable interest rate borrowings. At June 30, 2004, we have a total of $143,750,000 of variable rate debt outstanding. Should the interest rate on this debt increase 100 basis points, our annual interest expense would increase $1,437,500. We estimate that the fair values of our variable rate debt and fixed rate debt approximate their book values at June 30, 2004 ($143,750,000 and $151,353,000, respectively).

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

            The Company recently carried out an evaluation, under the supervision of the Company's President and Chief Executive Officer, and with the participation of the Vice President and Chief Financial Officer and the Vice President and Controller, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rules 13a-14/15d-14(a). Based upon the foregoing, the Company's President and Chief Executive Officer, Vice President and Chief Financial Officer and Vice President and Controller concluded that as of the date of this report the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company and its consolidated subsidiaries required to be included in the Company's Exchange Act reports. There have been no significant changes in internal control over financial reporting during the first six months of 2004.

                           PART II OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:

      (a)   The Company held its annual meeting of stockholders on May 17, 2004.

      (b) The names of directors elected at this annual meeting are as follows:

                 Edward L. Hutton                    Thomas C. Hutton
                 Kevin J. McNamara                   Sandra E. Laney
                 Donald Breen, Jr.                   Timothy S. O'Toole
                 Charles H. Erhart, Jr.              Donald E. Saunders
                 Joel F. Gemunder                    George J. Walsh
                 Patrick P. Grace                    Frank E. Wood

      (c) The stockholders voted on the approval and adoption of the Company's 2004 Stock Incentive Plan: 4,550,207 votes were cast in favor of the proposal, 1,831,174 votes were cast against it, 212,510 votes abstained, and 2,517,122 were broker non-votes.

      (d) The stockholders voted on the approval of an amendment to the Company's 2002 Executive Long-Term Incentive Plan: 6,044,250 votes were cast in favor of the proposal, 335,521 votes were cast against it, 214,120 votes abstained, and 2,517,122 were broker non-votes.

      (e) The stockholders voted on the approval of an amendment to the Certificate of Incorporation increasing the number of authorized shares of Capital Stock from 15,000,000 to 40,000,000: 7,568,904 votes were cast in favor of the proposal, 1,527,276 votes were cast against it, 14,835 votes abstained, and there were no broker non-votes.

      (f) The stockholders voted on the approval of an amendment to the Certificate of Incorporation changing the Company's name from Roto-Rooter, Inc. to Chemed Corporation: 9,025,179 votes were cast in favor of the proposal, 70,732 votes were cast against it, 15,103 votes abstained, and there were no broker non-votes.

      With respect to the election of directors, the number of votes cast for each nominee was as follows:

                                   For             Withheld
                                ---------          ---------
Edward L. Hutton                7,161,260          1,949,754
Kevin J. McNamara               7,434,721          1,676,293
Donald Breen, Jr                8,786,637            324,377
Charles H. Erhart, Jr           8,200,904            910,110
Joel F. Gemunder                8,602,283            508,731
Patrick P. Grace                8,267,600            843,413
Thomas C.  Hutton               7,028,766          2,082,248
Sandra E. Laney                 7,313,748          1,797,266
Timothy S. O'Toole              7,435,638          1,675,376
Donald E. Saunders              8,218,825            892,189
George J. Walsh, III            7,024,610          2,086,404
Frank E. Wood                   8,600,194            510,820


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

      (a)   Exhibits
            --------

Exhibit No.                                  Description
-----------                                  -----------
10.1             2002 Executive Long-Term Incentive Plan, as amended
                 May 18, 2004.

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

32.1             Certification by Kevin J. McNamara pursuant to Section 906 of the
                 Sarbanes-Oxley Act of 2002.

32.2             Certification by David P. Williams pursuant  to Section 906 of the
                 Sarbanes-Oxley Act of 2002.

32.3             Certification by Arthur V. Tucker, Jr. pursuant to Section 906 of the
                 Sarbanes-Oxley Act of 2002.


      (b)   Reports on Form 8-K
            -------------------

            - We filed a Current Report on Form 8-K, dated April 7, 2004, on April 7, 2004. The report includes the Company's announcement to optionally redeem its Convertible Junior Subordinated Debentures due 2030 and all shares of Convertible Preferred Trust Securities and Common Securities of the Chemed Capital Trust.

            - We filed a Current Report on Form 8-K, dated May 4, 2004, on May 4, 2004. The report includes the Company's earnings announcement for the first quarter.

            - We filed a Current Report on Form 8-K, dated May 17, 2004 on May 18, 2004. The report includes the Company's announcement that, effective May 17, 2004, it changed its name to "Chemed Corporation" and increased the number of authorized shares of capital stock from 15 million to 40 million.

            - We filed a Current Report on Form 8-K, dated May 17, 2004, on May 27, 2004. The report includes the Company's announcement to optionally redeem its Convertible Junior Subordinated Debentures due 2030 and all shares of Convertible Preferred Trust Securities and Common Securities of the Chemed Capital Trust.

            - We filed a Current Report on Form 8-K, July 2, 2004, was filed on July 2, 2004. The report includes the Company's announcement to extend by one week its offer to exchange its 8 3/4% Senior Notes Due 2011, which have been registered under the U.S. Securities Act of 1933, as amended.

            - We filed a Current Report on Form 8-K, dated August 3, 2004, on August 3, 2004. The report includes the Company's earnings announcement for the second quarter.

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

                                          Chemed Corporation
                                          ------------------
                                               (Registrant)

Dated: August 9, 2004                     By Kevin J. McNamara
                                             -----------------------------------
                                             Kevin J. McNamara
                                             (President and Chief
                                             Executive Officer)

Dated: August 9, 2004                     By David P. Williams
                                             -----------------------------------
                                             David P. Williams
                                             (Vice President and Chief
                                             Financial Officer)

Dated: August 9, 2004                     By Arthur V. Tucker, Jr.
                                             -----------------------------------
                                             Arthur V. Tucker, Jr.
                                             (Vice President and Controller)