Form 10-Q
period 2004-09-30
CHEMED CORP
filed 2004-11-09
CIK 19584

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
                   Quarterly Report Under Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934

                      For Quarter Ended September 30, 2004

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

Class                          Amount                               Date

Capital Stock             12,468,835 Shares                  September 30,2004
$1 Par Value

                             CHEMED CORPORATION AND
                              SUBSIDIARY COMPANIES



                                      INDEX



                                                                                                 PAGE NO.
                                                                                                 --------
PART I.    FINANCIAL INFORMATION:
     Item 1.  Financial Statements
        Consolidated Balance Sheet -
                 September 30, 2004 and
                 December 31, 2003                                                                     3

        Consolidated Statement of Income -
                 Three and nine months ended
                 September 30, 2004 and 2003                                                           4

        Consolidated Statement of Cash Flows -
                 Nine months ended
                 September 30, 2004 and 2003                                                           5

        Notes to Unaudited Financial Statements                                                        6


     Item 2.  Management's Discussion and Analysis of
                       Financial Condition and Results of
                       Operations                                                                     19

     Item 3.  Quantitative and Qualitative Disclosures
                       about Market Risk                                                              31

     Item 4.  Controls and Procedures                                                                 31

PART II.   OTHER INFORMATION


     Item 6.         Exhibits and Reports on Form 8-K                                                 32



                          PART I. FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS
                   CHEMED CORPORATION AND SUBSIDIARY COMPANIES
                      UNAUDITED CONSOLIDATED BALANCE SHEET
                 (IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)



                                                                                             SEPTEMBER 30,        DECEMBER 31,
                                                                                                2004                   2003
                                                                                             -------------        ------------
ASSETS
Current assets
   Cash and cash equivalents                                                                 $   51,261            $   50,587
   Accounts receivable, less allowances of $10,711 (2003-$2,919)                                 71,476                13,592
   Inventories                                                                                    8,391                 8,256
   Statutory deposits                                                                             7,924                 9,358
   Prepaid income taxes                                                                          10,493                 3,625
   Current deferred income taxes                                                                 24,247                10,056
   Prepaid expenses and other current assets                                                      8,354                 6,611
                                                                                             ----------            ----------
             Total current assets                                                               182,146               102,085
Investments of deferred compensation plans held in trust                                         19,302                17,743
Other investments                                                                                 1,445                25,081
Note receivable                                                                                  12,500                12,500
Properties and equipment, at cost less accumulated
   depreciation of $66,684 (2003-$62,646)                                                        58,422                41,004
Identifiable intangible assets less accumulated
   amortization of $4,279 (2003-$1,704)                                                          75,828                   592
Goodwill                                                                                        407,407               105,335
Other assets                                                                                     24,754                24,729
                                                                                             ----------            ----------
             Total Assets                                                                    $  781,804            $  329,069
                                                                                             ==========            ==========

LIABILITIES
Current liabilities
   Accounts payable                                                                          $   39,406            $    7,120
   Current portion of long-term debt                                                              5,401                   448
   Income taxes                                                                                     401                    26
   Deferred contract revenue                                                                     15,987                14,362
   Accrued insurance                                                                             23,729                16,013
   Other current liabilities                                                                     56,368                21,123
                                                                                             ----------            ----------
             Total current liabilities                                                          141,292                59,092
Convertible junior subordinated debentures                                                            -                14,126
Other long-term debt                                                                            288,311                25,931
Deferred compensation liabilities                                                                19,306                17,733
Other liabilities                                                                                18,000                19,494
                                                                                             ----------            ----------
             Total Liabilities                                                                  466,909               136,376
                                                                                             ----------            ----------
STOCKHOLDERS' EQUITY
Capital stock-authorized 40,000,000 shares $1 par;
   issued 13,436,883 shares (2003-13,452,907 shares)                                             13,437                13,453
Paid-in capital                                                                                 209,564               170,501
Retained earnings                                                                               127,357               119,746
Treasury stock - 968,048 shares (2003-3,508,663 shares),
   at cost                                                                                      (32,984)             (109,427)
Unearned compensation                                                                            (4,289)               (2,954)
Deferred compensation payable in company stock                                                    2,351                 2,308
Notes receivable for shares sold                                                                   (541)                 (934)
                                                                                             ----------            ----------
             Total Stockholders' Equity                                                         314,895               192,693
                                                                                             ----------            ----------
             Total Liabilities and Stockholders' Equity                                      $  781,804            $  329,069
                                                                                             ==========            ==========





            See accompanying notes to unaudited financial statements.

                   CHEMED CORPORATION AND SUBSIDIARY COMPANIES
                   UNAUDITED CONSOLIDATED STATEMENT OF INCOME
                      (IN THOUSANDS EXCEPT PER SHARE DATA)




                                                                   THREE MONTHS ENDED                NINE MONTHS ENDED
                                                                      SEPTEMBER 30,                    SEPTEMBER 30,
                                                                   ------------------               -------------------
                                                                     2004           2003              2004             2003
                                                                   --------      --------           ---------       --------
Service revenues and sales                                         $211,134      $ 75,172           $551,176        $230,088
                                                                   --------      --------           --------        --------
Cost of services provided and goods sold
  (excluding depreciation)                                          149,409        44,215            382,839         135,978
Selling, general and administrative
  expenses                                                           38,908        25,607            107,844          76,754
Depreciation                                                          3,002         2,983             11,161           9,025
Long-term incentive compensation                                          -             -              9,058               -
                                                                   --------      --------           --------        --------
      Total costs and expenses                                      191,319        72,805            510,902         221,757
                                                                   --------      --------           --------        --------
      Income from operations                                         19,815         2,367             40,274           8,331
Interest expense                                                     (6,085)         (755)           (15,196)         (2,429)
Loss on extinguishment of debt                                            -            -              (3,330)              -
Other income - net                                                      398         3,049              2,208           9,766
                                                                   --------      --------           --------        --------
  Income before income taxes                                         14,128         4,661             23,956          15,668
Income taxes                                                         (3,647)       (1,748)            (8,983)         (5,898)
Equity in income/(loss) of affiliate (VITAS)                            131             -             (3,153)              -
                                                                   --------      --------           --------        --------
Net Income                                                         $ 10,612      $  2,913           $ 11,820        $  9,770
                                                                   ========      ========           ========        ========



Earnings Per Share
      Net income                                                   $    .85      $    .29           $    .99        $    .99
                                                                   ========      ========           ========        ========
      Average number of shares outstanding                           12,470         9,941             11,904           9,913
                                                                   ========      ========           ========        ========


Diluted Earnings Per Share
      Net income                                                   $    .84      $    .29           $    .97        $    .98
                                                                   ========      ========           ========        ========
      Average number of shares outstanding                           12,701         9,988             12,136           9,940
                                                                   ========      ========           ========        ========


Cash Dividends Per Share                                           $    .12      $    .12           $    .36        $    .36
                                                                   ========      ========           ========        ========





            See accompanying notes to unaudited financial statements.

                   CHEMED CORPORATION AND SUBSIDIARY COMPANIES
                 UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)



                                                                                        NINE MONTHS ENDED SEPTEMBER 30,
                                                                                        2004                       2003
                                                                                     ----------                ------------
CASH FLOWS FROM OPERATING ACTIVITIES
      Net income                                                                     $  11,820                 $    9,770
      Adjustments to reconcile net income to net
         cash provided by operating activities:
               Depreciation and amortization                                            15,880                      9,564
               Gains on sales of available-for-sale
                 investments                                                                 -                     (5,390)
               Provision for deferred income taxes                                      (1,635)                     1,403
               Provision for uncollectible accounts receivable                           4,907                        129
               Noncash long-term incentive compensation                                  5,808                          -
               Changes in operating assets and liabilities,
                 excluding amounts acquired in business
                 combinations
                   Decrease/(increase) in accounts receivable                          (15,007)                     1,204
                   Decrease/(increase) in inventories                                     (135)                       945
               Decrease in statutory deposits                                            1,434                      2,471
                   Decrease/(increase) in prepaid expenses and
                    other current assets                                                15,502                     (1,077)
                  Decrease in accounts payable, deferred
                     contract revenue and other current
                     liabilities                                                        (7,150)                    (5,449)
                  Increase in income taxes                                               9,458                        976
                   Decrease/(increase) in other assets                                   5,874                     (1,253)
                   Increase in other liabilities                                           483                      2,395
               Equity in loss of affiliate                                               3,153                          -
               Noncash expense of internally financed ESOPs                              1,420                      1,305
               Other sources/(uses)                                                        164                        (18)
                                                                                     ---------                 ----------
      Net cash provided by operating activities                                         51,976                     16,975
                                                                                     ---------                 ----------

CASH FLOWS FROM INVESTING ACTIVITIES
      Business combinations, net of cash acquired                                     (329,294)                    (2,229)
      Return of merger deposit                                                          10,000                          -
      Capital expenditures                                                             (13,259)                    (8,520)
      Net uses from discontinued operations                                             (1,156)                    (1,119)
      Proceeds from sales of property and equipment                                        416                        511
      Proceeds from sales of available-for-sale investments                                  -                     31,763
      Other uses                                                                           (59)                      (336)
                                                                                     ----------                ----------
         Net cash provided/(used) by investing activities                             (333,352)                    20,070
                                                                                     ---------                 ----------

CASH FLOWS FROM FINANCING ACTIVITIES
      Proceeds from issuance of long-term debt                                         295,000                          -
      Issuance of capital stock, net of issuance costs                                  97,429                      1,519
      Repayment of long-term debt                                                      (94,941)                      (320)
      Debt issuance costs                                                              (14,436)                         -
      Repayment of stock subscriptions note receivable                                   8,053                          -
      Redemption of convertible trust preferred securities                              (2,736)                         -
      Dividends paid                                                                    (4,210)                    (3,568)
      Purchases of treasury stock                                                       (2,391)                      (274)
      Other sources                                                                        282                        474
                                                                                     ---------                 ----------
         Net cash provided/(used) by financing activities                              282,050                     (2,169)
                                                                                     ---------                 ----------

INCREASE IN CASH AND CASH EQUIVALENTS                                                      674                     34,876
Cash and cash equivalents at beginning of year                                          50,587                     37,731
                                                                                     ---------                 ----------
Cash and cash equivalents at end of period                                           $  51,261                 $   72,607
                                                                                     =========                 ==========



            See accompanying notes to unaudited financial statements.

                   CHEMED CORPORATION AND SUBSIDIARY COMPANIES
                     Notes to Unaudited Financial Statements

1. BASIS OF PRESENTATION

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

            The following table illustrates the effect on net income and earnings per share if the Company had applied the fair-value-recognition provisions of Financial Accounting Standards Board ("FASB") Statement No. 123, Accounting for Stock-Based Compensation (as amended) (in thousands, except per share data):


                                                              Three Months Ended                  Nine Months Ended
                                                                 September 30,                      September 30,
                                                          ---------------------------        -------------------------
                                                             2004             2003              2004             2003
                                                          ---------        ----------        ---------        ---------
Net Income as reported                                    $  10,612        $   2,913         $  11,820        $   9,770

Add:        stock-based compensation expense
            included in net income as reported,
            net of income tax effects                            92               28             3,915               73

Deduct:     total stock-based employee compensation
            determined under a fair-value-based
            method for all stock options and
            awards, net of income tax effects                (1,968)            (249)           (6,988)            (708)
                                                          ---------        ---------         ---------        ---------

Pro Forma net income                                      $   8,736        $   2,692         $   8,747        $   9,135
                                                          =========        =========         =========        =========

Earning Per Share
            As reported                                   $    0.85        $    0.29         $    0.99        $    0.99
                                                          =========        =========         =========        =========
            Pro forma                                     $    0.70        $    0.27         $    0.73        $    0.92
                                                          =========        =========         =========        =========

Diluted earning per share
            As reported                                   $    0.84        $    0.29         $    0.97        $    0.98
                                                          =========        =========         =========        =========
            Pro forma                                     $    0.69        $    0.27         $    0.72        $    0.92
                                                          =========        =========         =========        =========



We calculated the above data using the Black-Scholes option-valuation method to value the Company's options granted in 2004 and prior years.

2.  SEGMENTS
           Due to the significant impact of our acquisition of VITAS Healthcare Corporation ("VITAS") in February 2004, we re-evaluated the Company's segment reporting of administrative expenses of the Corporate Office headquarters. Previously, we included such expenses in the Plumbing and Drain Cleaning segment because it comprised in excess of 80% of our business. Currently, Roto-Rooter comprises 32% of Chemed's consolidated revenues and sales and 42% of its income from operations. Accordingly, we now report corporate administrative expenses and unallocated investing and financing income and expense not directly related to any one segment as "Corporate." Corporate administrative expenses include the stewardship, Sarbanes-Oxley compliance related, accounting and reporting, legal, tax and other costs of operating a publicly-held corporation. Corporate investing and financing income and expenses include the costs and income associated with corporate debt and investment arrangements.

           The Company's segments now comprise VITAS (palliative medical care and related services to terminally ill patients through state- licensed and federally-certified hospice programs), Roto-Rooter (sewer and drain cleaning and plumbing repair and maintenance services to residential and commercial accounts) and Service America (heating, ventilating and air conditioning ("HVAC") repair, maintenance and replacement services to residential customers through service contracts and retail sales). Prior period data have been reclassified to maintain comparability.

           Service revenues and sales and aftertax earnings by business segment follow (in thousands):



                                                              Three Months Ended                  Nine Months Ended
                                                                 September 30,                      September 30,
                                                          --------------------------          -------------------------
                                                             2004             2003              2004             2003
                                                          ---------        ---------         ----------       ---------
 Service Revenues and Sales
 VITAS (a)                                                $ 135,101        $       -         $ 316,453        $       -
 Roto-Rooter                                                 66,785           63,342           204,907          192,659
 Service America                                              9,248           11,830            29,816           37,429
                                                          ---------        ---------         ---------        ---------
         Total                                            $ 211,134        $  75,172         $ 551,176        $ 230,088
                                                          =========        =========         =========        =========

 Aftertax Earnings
 VITAS (a)                                                $   8,975        $       -         $  19,479        $       -
 Roto-Rooter                                                  6,067 (b,c)      2,788            15,454 (b,d)     11,101
 Service America                                               (124)              64                (5) (e)         167
                                                          ---------        ---------         ---------        ---------
         Total segment earnings                              14,918            2,852            34,928           11,268
 Corporate                                                   (4,437)(f,g)         61 (h,i)     (19,955)(f,j)     (1,498)(i,k)
 Equity in income/(loss) of affiliate
   (VITAS)(l)                                                   131                -            (3,153)               -
                                                          ---------        ---------         ---------        ---------
         Net Income (m)                                   $  10,612        $   2,913         $  11,820        $   9,770
                                                          =========        =========         =========        =========


(a) Amounts include consolidated operations of VITAS beginning on February 24, 2004, the date the Company acquired the controlling interest in VITAS. Adjustments to revise the VITAS purchase price allocation and related depreciation and amortization expense increased VITAS' aftertax earnings by $315,000 for the three months ended September 30, 2004.

(b) Adjustments of income taxes related to the finalization of prior-year returns increased Roto-Rooter's aftertax earnings by $630,000 for the three months ended September 30, 2004.

(c) A cumulative adjustment of the effective state and local income tax rate increased Roto-Rooter's aftertax earnings by $217,000 for the three and nine-month periods ended September 30, 2004.

(d) Amount includes $982,000 aftertax cost of payout under the Company's Executive Long-Term Incentive Plan ('LTIP") for the nine months ended September 30, 2004.

(e) Amount includes $170,000 aftertax cost of payout under the LTIP for the nine months ended September 30, 2004.

(f) Adjustments of income taxes related to the finalization of prior-year returns reduced the Corporate aftertax loss by $390,000 for the three- and nine-month periods ended September 30, 2004.

(g) A cumulative adjustment of the effective state and local income tax rate reduced the Corporate aftertax loss by $881,000 for the three months ended September 30, 2004.

(h) Amounts include an aftertax capital gain of $1,200,000 from the redemption of the Company's investment in VITAS preferred stock in the third quarter of 2003.

(i) Amounts for the three- and nine-month periods ended September 30, include aftertax dividend income from VITAS preferred stock of $328,000 and $1,585,000, respectively.

(j) Amount includes $4,455,000 aftertax cost of the LTIP and $2,030,000 aftertax loss on extinguishment of debt.

(k) Amount includes aftertax severance charges of $2,358,000 and $3,351,000 aftertax gain on the redemption of VITAS preferred stock and the sales of investments in the first nine months of September 30, 2003.

(l) Amount for 2004 represents the Company's 37% equity in the loss of VITAS through February 23, 2004, including adjustments to the equity interest occurring later in 2004. During the period January 1, 2004 through February 23, 2004, VITAS incurred the following aftertax expenses related to the sale of its business to the Company (in thousands):

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
                                                                                        ========

              These charges reduced the Company's equity in VITAS by approximately $4,621 during the first quarter of 2004. Subsequent adjustment to the estimated severance accrual in the second and third quarters of 2004 increased the Company's equity earnings in VITAS by $821 and $131, respectively.

(m) Adjustments and special items discussed in notes (a) through (k) increased/(reduced) aftertax earnings by the following amounts (in thousands):

         Three months ended September 30, 2004                                      $ 2,433
         Three months ended September 30, 2003                                        1,528
         Nine months ended September 30, 2004                                        (6,617)
         Nine months ended September 30, 2003                                         2,578

3.  DILUTED EARNINGS PER SHARE
        Earnings per common share are computed using the weighted average number of shares of capital stock outstanding. Diluted earnings per share for 2004 and 2003 are computed as follows (in thousands, except per share data):


                                                         Income                Shares           Income
                                                       (Numerator)          (Denominator)      Per Share
                                                      -------------         -------------     -----------
For the Three Months Ended September 30,
2004
      Net income                                      $   10,612                12,470        $      0.85
                                                                                              ===========
      Dilutive stock options                                   -                   224
      Nonvested stock awards                                   -                     7
                                                      ----------            ----------
           Diluted income                             $   10,612            $   12,701        $      0.84
                                                      ==========            ==========        ===========
2003 (a)
      Net income                                      $    2,913            $    9,941        $      0.29
                                                                                              ===========
      Dilutive stock options                                   -                    47
                                                      ----------            ----------
           Diluted income                             $    2,913            $    9,988        $      0.29
                                                      ==========            ==========        ===========

For the Nine Months Ended September 30,
2004 (a)
      Net income                                      $   11,820                11,904        $      0.99
                                                                                              ===========
      Dilutive stock options                                   -                   229
      Nonvested stock awards                                   -                     3
                                                      ----------            ----------
           Diluted income                             $   11,820            $   12,136        $      0.97
                                                      ==========            ==========        ===========
2003 (a)
      Net income                                      $    9,770            $    9,913        $      0.99
                                                                                              ===========
      Dilutive stock options                                   -                    27
                                                      ----------            ----------
           Diluted income                             $    9,770            $    9,940        $      0.98
                                                      ==========            ==========        ===========


(a) The impact of the convertible junior subordinated debentures has been excluded from these computations because it is antidilutive to earnings per share.

      Due to the Company's level of earnings for the third quarter of 2003 and for the first nine months of 2004 and 2003, the Convertible Junior Subordinated Debentures were anti-dilutive in those periods, and, therefore, were excluded from the computation of diluted earnings per share.

4.     OTHER INCOME-NET
      Other income-net comprises the following (in thousands):


                                             For the Three Months Ended           For the Nine Months Ended
                                                     September 30,                      September 30,
                                             --------------------------          -------------------------
                                                 2004              2003             2004              2003
                                             -----------       -----------       ----------       ----------
Interest income                              $      549        $      647        $   1,661        $   2,166
Market valuation gain/(loss)
  trading securities                                (89)              282              696              847
Gain/(loss) on disposal of properties
  and equipment                                     (67)              (30)            (213)            (229)
Dividend income                                       -               317                -            1,540
Gain/(loss) on disposal of investments                -             1,846                -            5,390
All other                                             5               (13)              64               52
                                             ----------        ----------        ---------        ---------
      Total                                  $      398        $    3,049        $   2,208        $   9,766
                                             ==========        ==========        =========        =========


5.      COMPREHENSIVE INCOME

        We had total comprehensive income of $1,696,000 and $6,085,000, respectively, for the three-month and nine-month periods ended September 30, 2003. The difference between our net income and our comprehensive income in 2003 relates to the cumulative unrealized appreciation/depreciation on available-for-sale investments. For the 2004 periods, our total comprehensive income equals our net income.

6.      BUSINESS COMBINATIONS

        On February 24, 2004, we completed the acquisition of the 63% of VITAS Healthcare Corporation ("VITAS") common stock we did not previously own for cash consideration of $323.4 million ("Acquisition"). The total investment in VITAS, including $3.2 million of estimated expenses and the Company's $18.4 million prior investment in VITAS, was $360.6 million.

        The revised allocation of the purchase price to VITAS' assets and liabilities is (in thousands):


                   Cash and cash equivalents                                             $ 24,377
                   Other current assets                                                    96,210
                   Property and equipment                                                  15,691
                   VITAS trade name                                                        48,200
                   Referral network                                                        22,200
                   Noncompetition agreement                                                 7,410
                   Goodwill                                                               296,101
                   Other assets                                                            11,127
                   Current liabilities(including
                     severance of $15,062)                                                (97,287)
                   Long-term debt                                                         (59,571)
                   Other liabilities                                                       (3,874)
                                                                                         --------
                            Subtotal                                                      360,584
                            Less: investment in VITAS on
                              February 23, 2004                                           (18,381)
                                                                                         --------
                            Total purchase price                                          342,203
                            Plus: subsequent payments of
                              acquisition related accruals                                  5,584
                            Less: cash and cash equivalents
                              acquired                                                    (24,377)
                                                                                         --------
                            Net cash outlay                                              $323,410
                                                                                         ========

We began including the consolidated VITAS results of operations in the Company's financial statements as of February 24, 2004.

      We recorded the Acquisition using the purchase method of accounting using revised estimates of the fair values of VITAS' assets and liabilities as of the date of the Acquisition. With the assistance of a professional valuation firm we adjusted our estimates of the fair values of VITAS' assets and liabilities. We expect to further revise VITAS' valuation during the fourth quarter of 2004, but do not expect material adjustments to be made to values that have been recorded to date.

      Adjustments to the purchase price of VITAS, recorded during the third quarter of 2004, are (in thousands):

                               Revised        Prior        Increased/
                                Value         Value        (Decrease)
                              --------       -------       ----------
Property and equipment        $ 15,691      $ 22,332        $ (6,641)
VITAS trade name                48,200            --          48,200
Referral network                22,200            --          22,200
Noncompetition agreement         7,410        18,000         (10,590)
Consulting agreement                --         7,000          (7,000)
Goodwill                       296,101       342,794         (46,693)
Other assets/(liabilities)     (66,192)      (67,251)          1,059
                              --------      --------        --------
  Total purchase price        $323,410      $322,875        $    535
                              ========      ========        ========

      The referral network and noncompetition agreement have a combined weighted average life of 9.1 years. The referral network is being amortized on an accelerated basis that results in writing off 79% of the asset value during the first 58% of its life. The noncompetition agreement is being amortized on a straight line basis which reflects the basis on which the benefit is estimated to occur. The VITAS trade name and Goodwill are assumed to have indefinite lives, and will be reviewed at least annually for impairment.

      As a result of the changes in appraised values and estimated lives of VITAS' identifiable intangible assets and property and equipment, the Company recognized net reduction of depreciation and amortization expense of $526,000 during the third quarter of 2004 ($315,000 aftertax), relating to adjustments of prior quarters depreciation and amortization expense.

      VITAS is the nation's largest provider of hospice services for patients with severe, life-limiting illnesses. This type of care is aimed at making the terminally ill patient's final days as comfortable and pain free as possible. VITAS provides a comprehensive range of hospice services through 32 operating programs covering many of the large population areas in the U.S. including Florida, California, Texas and Illinois. VITAS has over 6,800 employees, including approximately 3,000 nurses and 1,800 home health aides. To fund the Acquisition and retire VITAS' and the Company's long- term debt, we completed the following transactions ("Financing") on February 24, 2004:

      - We borrowed $75.0 million under a new $135 million revolving credit/term loan agreement at an initial weighted average interest rate of 4.46%. Principal payments of $1.25 million are due quarterly under the term loan beginning June 2004. The credit agreement matures in February 2009.

      - We sold 2 million shares of the Company's capital stock in a private placement at a price of $50 per share, before expenses.

      - We issued $110 million principal amount of floating rate senior secured notes due February 2010 at an initial interest rate of 4.88%.

      - We issued $150 million principal amount of 8.75% fixed rate senior notes due February 2011.

      - We incurred estimated financing and transaction fees and expenses of approximately $17.6 million.

      The unaudited pro forma operating data of the Company for the three months ended September 30, 2004 and 2003 and for the nine months ended September 30, 2004 and 2003, giving effect to the Acquisition and Financing as if they had occurred on January 1, 2003 follow (in thousands, except per share amounts):


                                                        For the Three Months                For the Nine Months
                                                         Ended September 30,                Ended September 30,
                                                      ------------------------           ------------------------
                                                         2004              2003            2004               2003
                                                      ---------         ---------        ---------         ---------
      Service revenues and sales                      $ 211,134         $ 188,700        $ 624,046         $ 550,043
                                                      ---------         ---------        ---------         ---------
      Cost of services provided and goods
        sold (excluding depreciation)                   149,409           132,587          441,687           387,953
      Selling, general and administrative
        expenses                                         38,597            40,536          116,634           118,895 (a)
      Depreciation                                        3,839             3,617           11,641            11,350
      Long-term incentive compensation                        -                 -            9,058 (b)             -
                                                      ---------         ---------        ---------         ---------
          Total costs and expenses                      191,845           176,740          579,020           518,198
                                                      ---------         ---------        ---------         ---------
          Income from operations                         19,289            11,960           45,026            31,845
      Interest expense                                   (6,085)           (6,560)         (18,598)          (19,287)
      Loss on extinguishment of debt                          -                 -           (3,330) (c)       (3,330) (c)
      Other income-net                                      398             1,000            2,249             6,647 (d)
                                                      ---------         ---------        ---------         ---------
          Income before income taxes                     13,602             6,400           25,347            15,875
      Income taxes                                       (3,436)(e)        (2,902)          (9,594)(f)        (7,573)
                                                      ---------         ---------        ---------         ---------
      Net income/(loss)(g)                            $  10,166         $   3,498        $  15,753         $   8,302
                                                      =========         =========        =========         =========


      Earnings Per Share (g)
          Net income                                  $    0.82         $    0.29        $    1.26         $    0.70
                                                      =========         =========        =========         =========
          Average shares outstanding                     12,470            11,941           12,453            11,913
                                                      =========         =========        =========         =========
      Diluted Earnings Per Share (g)
          Net income                                  $    0.80         $    0.29        $    1.24         $    0.70
                                                      =========         =========        =========         =========
          Average shares outstanding                     12,701            11,988           12,685            11,940
                                                      =========         =========        =========         =========



(a)   Amount includes severance charges of $3,627,000 ($2,358,000 aftertax).

(b) Amount represents the cost of the payout under the Company's Executive Long-Term Incentive Plan for 2004. The aftertax impact of this charge was $5,607,000.

(c) The aftertax cost of the debt extinguishment, incurred in connection with financing the acquisition of VITAS, as $2,030,000 in 2004 and $2,164,000 in 2003.

(d) The amount for the nine-month period includes $3,544,000 total pretax capital gains ($2,151,000 aftertax) from the sales of investments in 2003.

(e) Adjustments of income taxes related to the finalization of prior-year returns increased net income by $1,020,000 for the three months ended September 30, 2004. A cumulative adjustment of the effective state and local income tax rate increased net income by $1,098,000 for the three months ended September 30, 2004.

(f) Adjustments of income taxes related to the finalization of prior-year returns increased net income by $1,020,000 for the nine months ended September 30, 2004.

(g) Adjustments and special items discussed in notes (a) through (f) increased/(reduced) net income by the following amounts (in thousands, except per share data):

      Three months ended September 30, 2004           $ 2,118  ($.17 per share)
      Nine months ended September 30, 2004             (6,617) ($.54 per share and $.52 per diluted share)
      Nine months ended September 30, 2003             (2,371) ($.20 per share and $.19 per diluted share)

        We acquired the 63% of VITAS we did not previously own to enhance our minority investment in VITAS, the nation's largest provider of hospice services. We believe the investment will be financially advantageous to our shareholders because the hospice market is fragmented and VITAS has the infrastructure to capitalize on the growing hospice services market.

        During the first nine months of 2004, we completed three business combinations within the VITAS and Roto-Rooter segments for an aggregate purchase price of $5.9 million in cash. The VITAS business acquired provides hospice services in the Atlanta area and the two Roto-Rooter businesses acquired provide drain cleaning and plumbing services under the Roto-Rooter name in Harrisburg, PA and Spokane WA. The results of operations of these businesses are not material to the Company's results of operations.

        On a preliminary basis, we allocated the aggregate purchase price of these businesses as follows (in thousands):

                            Goodwill                                             $ 5,918
                            Other                                                    (34)
                                                                                 -------
                                 Total                                           $ 5,884
                                                                                 =======


7.      2002 EXECUTIVE LONG-TERM INCENTIVE PLAN

        During January 2004, the price of the Company's stock exceeded $50 per share for more than 10 consecutive trading days, fulfilling one of the performance targets of the 2002 Executive Long-Term Incentive Plan ("LTIP"). In February the Compensation/Incentive Committee of the Board of Directors ("CIC")approved a payout under the LTIP in the aggregate amount of $7.8 million ($2.8 million in cash and 84,633 shares of capital stock). The pretax expense of this award, including payroll taxes and benefit costs, was $9,058,000 ($5,607,000 aftertax).

        During June, the CIC approved guidelines covering the establishment of a pool of 125,000 capital shares ("2004 LTIP Pool") to be distributed to eligible members of management upon attainment of the following during the period January 1, 2004 through December 31, 2007:

      - 44,000 shares will be awarded if Chemed's cumulative pro forma adjusted EBITDA (including the results of VITAS beginning on January 1, 2004) reaches $365 million within the four year period.

      - 44,000 shares will be awarded if Chemed's stock price reaches the following during any 30 trading days out of any 60- trading day period during the four-year period:

               - 11,000 shares for a stock price of $70.00
               - an additional 16,500 shares for a stock price of $77.50
               - an additional 16,500 shares for a stock price of $85.00.

     - 22,000 shares represent a retention element, subject to a four-year, time based vesting.

     -         15,000 shares may be awarded at the discretion of the CIC.

On June 22, 2004, the CIC awarded 22,000 restricted shares of stock to key employees of management under the retention component of the 2004 LTIP Pool. These shares vest on December 31, 2007 for all participants still employed by the Company. The cost of these awards, based on the fair value of the stock on June 22, 2004, ($1,071,000) is being amortized on a straight line basis over the 42- month period ending December 31, 2007.

        As of September 30, 2004, no accrual for awards under the remaining components of the 2004 LTIP Pool was made since it is not probable that any of the awards will be earned and paid.

8.      PREPAID INCOME TAXES

        Prepaid income taxes at September 30, 2004 totals $10,493,000, and includes the estimated benefit on the tax loss incurred by VITAS prior to its merger with the Company.

9.      OTHER CURRENT LIABILITIES

        Other current liabilities include the following (in thousands):

                                                                      September 30,                December 31,
                                                                           2004                       2003
                                                                      -------------                -----------
      Accrued salaries and wages                                        $ 23,190                   $  1,945
      Accrued severance                                                    8,476                      1,462
      Accrued incentive compensation                                       3,800                      4,140
      Accrued savings and retirement                                       3,533                      3,338
      Other                                                               17,369                     10,238
                                                                        --------                   --------
               Total                                                    $ 56,368                   $ 21,123
                                                                        ========                   ========


      The increase in accrued salaries and wages is due to the acquisition of VITAS in 2004. Accrued severance includes $ 7,192,000 for potential costs under employment contracts for fifteen employees of VITAS. Under the contracts these key employees have the right, during the two-year period following the Company's acquisition of VITAS, to terminate their employment and receive up to two years' compensation as severance pay. As of September 30, 2004, six employees exercised their rights under the employment contracts and are entitled to estimated payouts aggregating $4,736,000, of which $3,789,000 has been paid as of September 30, 2004.

        We have offered the remaining key employees replacement employment contracts ("REC"). Under the REC's the key employees will receive stock awards and stock options and may not be terminated without cause, but will forego the unilateral right to voluntarily terminate their employment and receive severance pay. As of September 30, 2004, eight VITAS employees, who previously held employment contracts with VITAS, signed REC's and received restricted stock awards covering 27,547 shares of Chemed capital stock ($1,211,000). These awards vest during the seven-year periods ending in 2011 at the annual rates of 5%, 5%, 10%, 10%, 20%, 25% and 25%, respectively. Expense is recognized in proportion to the shares vesting during each annual period.

        At the present time it is not possible to estimate how many additional VITAS employees will elect to receive payments under their current employment contracts.

10.     2003 SEVERANCE CHARGES

        In March 2003, the Company and a corporate officer reached agreement providing for termination of the officer's employment in exchange for payment under her employment contract. The payments comprise a $1,000,000 lump sum payment made in March 2003 and monthly payments of $52,788 beginning March 2003 and ending May 2007. The present value of these payments ($3,627,000) is included in selling, general and administrative expenses.

11. CONVERTIBLE JUNIOR SUBORDINATED DEBENTURES

        We adopted the provisions of FASB Interpretation No. 46R ("FIN 46R"), Consolidation of Variable Interest Entities-an interpretation of Accounting Research Bulletin No. 51 (revised), effective January 1, 2004. Under FIN 46R, the Company is not the primary beneficiary of the Chemed Capital Trust ("CCT") and is not permitted to consolidate the accounts of the CCT. As a result, we deconsolidated the Mandatorily Redeemable Preferred Securities of the Chemed Capital Trust

("Preferred Securities") and replaced them in the Company's consolidated balance sheet with the Convertible Junior Subordinated Debentures ("CJSD"), which are the sole assets of the CCT. The CJSD were scheduled to mature March 15, 2030 and bore interest at the rate of $2.00 per annum per $27.00 principal amount, the same rate as distributions on the Preferred Securities. Distributions on the Preferred Securities have been reclassified as interest expense in the consolidated statement of income. Other than the change in account captions, this change in accounting has no impact on the Company's financial statements.

        On April 7, 2004, we announced the calling of all Preferred Securities outstanding as of May 18, 2004, at face value ($27.00 per security) plus accrued dividends ($.35 per security). As a result, during the second quarter of 2004, 417,256 Preferred Securities were converted into 304,597 shares of capital stock and 101,282 Preferred Securities were redeemed for $2,735,000 in cash. At September 30, 2004 there are no CJSD's or Preferred Securities outstanding.

12.     OTHER LONG-TERM DEBT

        In conjunction with the VITAS acquisition the Company retired its senior notes due 2005 through 2009 and canceled its revolving credit agreement with Bank One, N.A. ("Bank One"). To fund the Acquisition, the Company issued two million shares of capital stock in a private placement and borrowed $335 million as follows:

              - $75 million drawn down under a $135 million secured revolving credit/term loan facility ("New Credit Facility") with Bank One. The facility comprises a $35 million term loan ("TL") and $100 million revolving credit facility ("RCF"), including up to $40 million in letters of credit. For the TL, principal payments of $1,250,000 plus interest (LIBOR plus 3.25%) are due quarterly beginning in June 2004. For the RCF, interest payments (LIBOR plus 3.00%) are due at the end of the interest period (30, 60, 90 or 180 days as selected by the Company). The current rate of interest on the TL is 5.00% per annum. Payment of unpaid principal and interest is due February 2009. At September 30, 2004, $5 million of the TL is included in current liabilities.

               - $110 million from the issuance of privately placed floating rate senior secured notes ("Floating Rate Notes") due 2010. Interest payments (LIBOR plus 3.75%) are due quarterly beginning in May 2004 and payment of unpaid principal and interest is due February 2010. The current rate of interest on the Floating Rate Notes is 5.46% per annum.

               - $150 million from the issuance of privately placed 8.75% senior notes ("Original Fixed Rate Notes") due 2011. Semi-annual interest payments are due beginning in August 2004 and payment of unpaid principal and interest is due February 2011.

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

        At September 30, 2004, long-term debt comprises the following (in thousands):

                   New Credit Facility
                          Term Loan                                     $   32,500
                   Floating Rate Notes                                     110,000
                   New Fixed Rate Notes                                    150,000
                   Other                                                     1,212
                                                                        ----------
                          Subtotal                                         293,712
                   Less: current portion                                    (5,401)
                                                                        ----------
                          Long-term debt                                $  288,311
                                                                        ==========

At September 30, 2004, the Company has drawn down $27.9 million of letters of credit ("LOC") under the New Credit Facility. At September 30, 2004, the Company has $72.1 million of unused lines of credit under the New Credit Facility. Fees for the New Credit Facility comprise an annual fee of $100,000 plus .5% per annum (paid quarterly) for the unused portion of the RCF

        Bank One anticipates creating a borrowing syndicate to support the New Credit Facility later in 2004. Should credit conditions change, Bank One, after consultation with us, may change the terms of the New Credit Facility, including the rates of interest payable and the required leverage and other financial ratios.
        Collectively, the New Credit Facility, the Floating Rate Notes and the New Fixed Rate Notes provide for significant affirmative and restrictive covenants including, without limitation, requirements or restrictions (subject to exceptions) related to the following:
       -       use of proceeds of loans,

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

        Our calculations and projections indicate that we are in compliance with all financial and debt covenants as of September 30, 2004.

      All of the borrowings under the New Credit Facility and the Floating Rate Notes are guaranteed by the assets of and secured by the securities of substantially all of the Company's subsidiaries.

      Pursuant to the terms of the Floating Rate Notes, we filed a preliminary registration statement registering the Floating Rate Notes within 90 days of February 24, 2004. We are also required to file an effective registration statement within 180 days of February 24, 2004. We have not yet filed an effective registration statement for the Floating Rate Notes and have begun incurring a .25% per annum interest penalty on the Floating Rate Notes starting August 20, 2004. This penalty increases .25% per annum for each additional 90-day period the Floating Rate Notes remain unregistered, up to a maximum of 1% per annum.

13.     LOANS RECEIVABLE FROM INDEPENDENT CONTRACTORS

        The Plumbing and Drain Cleaning segment sublicenses with independent contractors to operate certain plumbing repair and drain cleaning businesses in lesser-populated areas of the United States and Canada. At September 30, 2004, the Company had notes receivable from its independent contractors totaling $3,095,000 (December 31, 2003-$2,599,000). In most cases these loans are fully or partially secured by equipment owned by the contractor. The interest rates on the loans range from 5% to 8% per annum and the remaining terms of the loans range from one month to 6 years at September 30, 2004. During the quarter ended September 30, 2004, we recorded revenues of $3,819,000 (2003-$3,449,000) and pretax profits of $1,495,000 (2003-$1,290,000) from our independent contractors. During the nine months ended September 30, 2004, we recorded revenues of $11,842,000 (2003-$10,270,000) and pretax profits of $4,032,000
(2003-$3,595,000) from our independent contractors.

        Effective January 1, 2004, we adopted the provisions of FIN 46R relative to the Company's contractual relationships with its independent contractors. FIN 46R requires the primary beneficiary of a Variable Interest Entity ("VIE") to consolidate the accounts of the VIE. We have evaluated our relationships with our independent contractors based upon guidance provided in FIN 46R and have concluded that many of the contractors who have loans payable to us may be VIE's. Due to the limited financial data available from these independent entities we have not been able to perform the required analysis to determine which, if any, of these relationships are VIE's or the primary beneficiary of these potential VIE relationships. We are continuing to request appropriate information to enable us to evaluate this potential VIE relationship. We believe consolidation, if required, of the accounts of any VIE's for which the Company might be the primary beneficiary would not materially impact the Company's financial position or results of operations.

14.     PENSION AND RETIREMENT PLANS

        All of the Company's plans that provide retirement and similar benefits are defined contribution plans. Expenses for the Company's pension and profit sharing plans, ESOP's, excess benefit plans and other similar plans comprise the following (in thousands):

      For the three months ended September 30, 2004    $ 1,744
      For the three months ended September 30, 2003      1,382
      For the nine months ended September 30, 2004       6,587
      For the nine months ended September 30, 2003       4,344

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

        On April 5, 2002, Michael Linn, an attorney, filed a class action complaint against the Company in the Court of Common Pleas, Cuyahoga County, Ohio. He alleged Roto-Rooter Services Company's miscellaneous parts charge, ranging from $4.95 to $12.95 per job, violates the Ohio Consumer Sales Practices Act. The Company contends that this charge, which is included within the estimate approved by its customers, is a fully disclosed component of its pricing. On February 25, 2003, the trial court certified a class of customers who paid the charge from October 1999 to July 2002. The Company appealed this order and on May 20, 2004 the Eighth District Court of Appeals of Ohio overturned the certification of this class action. Mr. Linn sought review of the decertification by the Ohio Supreme Court. In October 2004, the Ohio Supreme Court declined jurisdiction of the Plaintiffs' appeal of the Court of Appeals decision.

      The District Attorney of Suffolk County, New York brought legal proceedings in September 2004 against Roto-Rooter Services Company, an indirect subsidiary of the Company, arising out of the disposal of restaurant grease trap waste, originating in adjacent Nassau County, in Suffolk County disposal sites. This matter was resolved without a material effect on the Company's financial condition.


16. RELATED PARTY AGREEMENT

      In October 2004, VITAS entered into a pharmacy services agreement ("Agreement") with Omnicare, Inc. ("OCR") whereby OCR will provide specified pharmacy services for VITAS and its hospice patients in geographical areas served by both VITAS and OCR. The Agreement has an initial term of three years that renews automatically thereafter for one-year terms. Either party may cancel the Agreement at the end of any term by giving written notice at least 90 days prior to the end of said term.

      Mr. E. L. Hutton is non-executive Chairman and a director of the Company and OCR. Nonetheless, we believe that the terms of the Agreement are no less favorable to VITAS than we could negotiate with an unrelated party.

                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION
LIQUIDITY AND CAPITAL RESOURCES

        The changes in most of the balance sheet accounts from December 31, 2003 to September 30, 2004 are due primarily to the acquisition of VITAS in February 2004. Explanations for other changes in the balance sheet since December 31, 2003 include:

      - The increase in prepaid income taxes from $3.6 million at December 31, 2003 to $10.5 million at September 30, 2004 is attributable to the tax benefits recorded by VITAS on transaction costs of the merger and to tax benefit on the Company's losses recorded in the first quarter of 2004.

      - The decline in other investments from $25.1 million at December 31, 2003 to $1.4 million at September 30, 2004, is attributable to reclassifying our investment in VITAS from an equity-method investment to an investment in a consolidated subsidiary, which is now eliminated in consolidation.

      - The current portion of long-term debt increased from $448,000 at December 31, 2003 to $5.4 million at September 30, 2004 due to the Company's borrowing under the term loan provisions of its New Credit Facility, under which principal payments of $1.25 million are payable quarterly.

      - The convertible junior subordinated debentures decreased from $14.1 million at December 31, 2003 to nil at September 30, 2004, due to our calling these securities in April 2004. As a result, $11.3 million of the debentures were converted into 304,597 shares of capital stock and $2.7 million were redeemed for cash.

      - Other long-term debt increased from $25.9 million at December 31, 2003 to $288.3 million at September 30, 2004 due to the Company's borrowing under the New Credit Facility ($27.5 million), the Floating Rate Notes ($110.0 million) and the Fixed Rate Notes ($150.0 million). Proceeds from these loans were used to finance the purchase of VITAS, retire VITAS' debt ($67.0 million including current portion) and retire the Company's senior debt due 2005 to 2009 ($28.3 million including a prepayment penalty of $3.3 million).

      - From December 31, 2003 to September 30, 2004, paid in capital increased $39.1 million and treasury stock declined $76.4 million largely due to the issuance of 2 million shares of capital stock from treasury at $50 per share to finance the purchase of VITAS.

      Net cash provided by operating activities increased from $17.0 million for the first nine months of 2003 to $52.0 million for the first nine months of 2004, due to (in millions):

      Operating cash generated by VITAS, acquired
         in February 2004                                                             $  37.1
      Increase in operating cash used at the corporate level, primarily due to higher interest costs on debt used to finance the
         VITAS acquisition                                                               (5.0)
      Other                                                                               2.9
                                                                                      -------
        Total                                                                         $  35.0
                                                                                      =======

      VITAS' operating cash was favorably impacted by paying significantly less income taxes than has been provided in the income statement ($13.6 million). This is attributable to the tax deduction for VITAS' stock options exercised immediately prior to VITAS' merger with Chemed. As a result VITAS had a $14.8 million balance in prepaid income taxes on the date the merger was completed. On a consolidated basis, we expect to receive a refund of these prepaid taxes in the fourth quarter of 2004.

      The $15.0 million increase in accounts receivable (excluding amounts acquired in business combinations) since December 31, 2003 is primarily due to the timing of VITAS' receipt of prospective cash payments from Medicare as of September 30, 2004 and to higher level of revenues in August and September 2004 versus the two months of 2004 preceding the acquisition of VITAS.

      At September 30, 2004, we had approximately $72.1 million available borrowing capacity under our revolving credit agreement with Bank One. Management believes its liquidity and sources of capital are satisfactory for the Company's needs in the foreseeable future.

COMMITMENTS AND CONTINGENCIES

      Collectively, the terms of the credit agreements provide that the Company is required to meet various financial covenants, to be tested quarterly, beginning with the quarter ending June 30, 2004. In connection therewith, we are in compliance with all financial and other debt covenants as of September 30, 2004.

      Under the New Credit Facility we are limited to investing a maximum of $3 million on acquisitions of businesses during the term of the agreement. For the period beginning February 24, 2004 and ending September 30, 2004, we spent in excess of that limit, having received a waiver of this covenant prior to exceeding the limit. Should we desire to complete additional acquisitions, we will again request a waiver of this covenant from the lender. There can be no assurance that it would grant such waiver.

         At September 30, 2004, we have current accounts receivable from Patient Care ("PC"), a former subsidiary, aggregating $2,630,000. This amount comprises $1,251,000 for the estimated post-closing balance sheet adjustment due us based on delivery of sufficient net worth and $1,379,000 for reimbursement for expenses we have paid on behalf of PC. In addition, we have an investment in a common stock warrant of PC ($1,445,000) and a long-term note receivable due in 2007 ($12.5 million). PC is current on its interest payments on the long-term note, but is in arrears with respect to accounts receivable balances. During the second quarter of 2004, we filed suit for collection of the balances due from PC and in July, PC filed a counterclaim and third-party complaint alleging violation of certain non-compete provisions of Chemed's Stock Purchase Agreement with PC related to Chemed's acquisition of VITAS. We believe PC's counterclaim is without merit. PC's business has been adversely impacted by a difficult Medicaid reimbursement climate. As of February, 2004, PC has reduced its bank debt and was in compliance with its debt covenants.

Should PC's business deteriorate significantly during the remainder of 2004, we may be required to record an impairment loss on our investments in or receivables due from PC. At the present time we believe the balances are fully collectible.

RESULTS OF OPERATIONS
THIRD QUARTER 2004 VERSUS THIRD QUARTER 2003-CONSOLIDATED RESULTS

         The Company's service revenues and sales for the third quarter of 2004 increased 181% versus revenues for the third quarter of 2003. This $136.0 million increase was attributable to the following (dollar amounts in thousands):


                                                                            Increase/(Decrease)
                                                                       -----------------------------
                                                                        Amount               Percent
                                                                       --------              -------
         VITAS                                                         $135,101               n.a.%
         Plumbing and Drain Cleaning
                  Drain cleaning                                          1,443               5.8
                  Plumbing                                                1,369               5.4
                  Other                                                     630               4.8
         Service America
                  Service contracts                                      (1,783)            (19.7)
                  Demand services                                          (798)            (28.5)
                                                                       --------
                           Total                                       $135,962             180.9%
                                                                       ========

         VITAS' revenues for the third quarter of 2004 included revenues from the following sources (in thousands):

         Routine home care                                    $ 94,265
         Continuous home care                                   22,474
         General inpatient care                                 18,126
         Respite and custodial care                                236
                                                              --------
                  Total                                       $135,101
                                                              ========

Approximately 96% of VITAS' revenues for the period was from Medicare and Medicaid.

         The increase in the drain cleaning revenues for the third quarter of 2004 versus 2003 comprises a .4% increase in the number of jobs performed and a 5.4% increase in the average price per job. The increase in plumbing revenues for the third quarter of 2004 versus 2003 comprised a 3.8% increase in the number of jobs and a 1.6% increase in the average price per job. On a same-store basis the number of drain cleaning and plumbing jobs in 2004 increased .4% and 4.6%, respectively, versus 2003. The increase in other revenues for the third quarter of 2004 versus 2003 is attributable primarily to increases in independent contractor operations and other services.

         The decline in Service America's service contract revenues is attributable to selling insufficient new service contracts to replace contracts canceled or not renewed. The number of contracts in place during 2004 was 17% lower than 2003. As revenues from demand services are largely dependent upon service contract customers, the decline in service contracts in place was largely responsible for the decline in demand services in 2004.

         The consolidated gross margin was 29.2% in the third quarter of 2004 as compared with 41.2% in the third quarter of 2003, largely due to the acquisition of VITAS in 2004. On a segment basis, VITAS' gross margin was 21.8%. The Roto-Rooter segment's gross margin increased 1.6% points to 45.4%, largely due to lower training wages as a percentage of revenues, in the third quarter of 2004 versus 2003. Service America's gross margin declined 5.7% points to 21.3%, due largely to higher labor and related costs as a percent of revenues and higher materials costs as a percent of revenues. These increases are due to a declining contract base and significantly lower retail sales in the third quarter of 2004.

         Selling, general and administrative expenses ("SG&A") for the third quarter of 2004 were $38,908,000, an increase of $13,301,000 (51.9%) versus the third quarter of 2003. The increase is attributable to the following (in thousands):

                                                                                         Increase/
                                                                                        (Decrease)
                                                                                        ----------
         VITAS SG&A (acquired in 2004)                                                  $ 14,214
         Reduction in Roto-Rooter SG&A, due
            to lower advertising costs in 2004,
            and an overall reduction in
            administrative expenses in 2004                                               (1,403)
         Higher SG&A at the Corporate Office due primarily to consulting fees incurred in connection with complying with the internal controls provisions
            of the Sarbanes-Oxley Act of 2002 ("SOX")                                      1,112
         Reduction in Service America SG&A
            due primarily to a reduction in staff
            resulting from fewer service contracts                                          (627)
         Other                                                                                 5
                                                                                        --------
                  Total                                                                 $ 13,301
                                                                                        ========


         Income from operations increased $17,448,000 from $2,367,000 in the third quarter of 2003 to $19,815,000 in the third quarter of 2004. The increase comprises (in thousands):

                                                                                         Increase/
                                                                                        (Decrease)
                                                                                        ----------
         Income from operations of VITAS (acquired in  2004)                             $ 14,721
         Higher gross profit of Roto-Rooter segment
            due primarily to increase in service
            revenues and gross profit                                                       2,592
         All other                                                                            135
                                                                                         --------
                  Total                                                                  $ 17,448
                                                                                         ========

         Interest expense, substantially all of which is incurred at Corporate, increased from $755,000 in the third quarter of 2003 to $6,085,000 in the 2004 quarter. This increase is due to higher debt levels in 2004 as the result of borrowing $335 million to fund the acquisition of VITAS in February 2004.

         Other income declined $2,651,000 in the third quarter of 2004 versus the third quarter of 2003. The decline is attributable to (in thousands):


                                                                       Increase/
                                                                       (Decrease)
                                                                       ---------
Gain on redemption of VITAS preferred stock
   in the third quarter of 2003                                        $  (1,846)
Losses on market valuation adjustments
   to assets held in employee benefit
   trusts, versus gains in 2003                                             (371)
Lack of income from VITAS preferred stock
   in 2004 (redeemed August 2003)                                           (371)
All other                                                                    (63)
                                                                       ---------
       Total                                                           $  (2,651)
                                                                       =========


         The above decline in market adjustments for assets held in employee benefit trusts in the 2003 quarter is entirely offset by lower expenses in the SG&A category of the statement of income.

         Our effective income tax rate declined from 37.5% in the third quarter of 2003 to 25.8% in the third quarter of 2004. The lower rate in 2004 is attributable to favorable tax adjustments resulting from the finalization of prior years' returns in the third quarter of 2004 ($1,020,000) and to a cumulative reduction in the effective state and local income tax rate resulting from the implementation of multi-state tax planning strategies in the third quarter ($1,098,000 aftertax). The effective rate in 2003 benefitted from the domestic dividend exclusion (1.9% points) and a lower effective state and local tax rate (1.5% points).

         Equity in the loss of VITAS for 2004 represents the Company's 37% share of VITAS' loss for the period from January 1, 2004 through February 23, 2004, prior to our acquiring a controlling interest in VITAS. During the third quarter of 2004, VITAS' liability for pre-acquisition transaction expenses was reduced based on changed circumstances. Of the total adjustment, 63% was recorded as a reduction of goodwill and 37% (net of deferred income taxes) was recorded as an adjustment of our equity in the earnings of VITAS ($131,000).

         Net income for the third quarter of 2004 was $10,612,000 ($.85 per share and $.84 per diluted share) as compared with $2,913,000 ($.29 per share) in 2003. Net income for both periods included the following aftertax special items/adjustments that increased/(reduced) net income (in thousands, except per share data):


                                             For the Three Months Ended
                                                    September 30,
                                             --------------------------
                                               2004            2003
                                             ---------      -----------
Adjustments to revise VITAS purchase
   price allocation and the related
   depreciation and amortization             $     315      $       --
Tax adjustments resulting from the
   finalization of prior-year income tax
   returns in the third quarter of 2004          1,020              --
Tax adjustments from the cumulative
   reduction of estimated state and
   local income tax rates                        1,098              --
Adjustment to equity in the earnings
   of VITAS (prior to consolidation)               131              --

Gain on the redemption of VITAS preferred
   stock in August 2003                            --             1,200
Income from VITAS preferred stock in 2003          --               328
                                             ---------      -----------
         Total impact on net income          $   2,564      $     1,528
                                             =========      ===========
         Impact on earnings per share        $     .20      $       .15
         Impact on diluted earnings
            per share                        $     .21      $       .15



THIRD QUARTER 2004 VERSUS THIRD QUARTER 2003-SEGMENT RESULTS

         The change in aftertax earnings for the third quarter of 2004 versus the third quarter of 2003 is due to (in thousands):


                                                                       Increase/
                                                                       (Decrease)
                                                                       ---------
Earnings of VITAS, acquired in 2004                                    $   8,975
Higher earnings of the Roto-Rooter
   segment in 2004                                                         3,279
Lower earnings/(loss) of the Service America
   segment in 2004                                                          (188)
Higher aftertax corporate costs in 2004                                   (4,498)
Favorable adjustment to the equity earnings
   of VITAS in 2004                                                          131
                                                                       ---------

         Increase in net income in 2004                                $   7,699
                                                                       =========


         The higher aftertax earnings of Roto-Rooter in the third quarter of 2004 are attributable to higher gross profit and lower SG&A expense in 2004 and to favorable tax adjustments which increased Roto-Rooter's net income by $847,000 in the third quarter of 2004.

         Higher aftertax corporate expenses in 2004 are attributable to (in thousands):


                                                                       Increase/
                                                                       (Decrease)
                                                                       ---------
Higher aftertax interest expense in 2004
   due to debt incurred to acquire VITAS                               $   3,441
Gain on the redemption of VITAS preferred
   stock in the 2003 third quarter                                         1,200
Favorable tax adjustments in 2004 resulting
   from the cumulative adjustment of the
   effective state and local income tax
   rates in the third quarter of 2004                                       (881)
Favorable tax adjustments in 2004 resulting
   from the finalization of prior-years'
   income tax returns in the third quarter                                  (390)
Lack of income from VITAS preferred stock
   in 2004                                                                   328
Higher aftertax administrative costs in
   2004 due largely to professional fees
   incurred in connection with Sarbanes-
   Oxley compliance efforts and higher
   insurance costs in 2004                                                   726
All other                                                                     74
                                                                       ---------
                  Increase in corporate costs in 2004                  $   4,498
                                                                       =========



         For the third quarter of 2004, the second full quarter of operations under Chemed ownership, VITAS' service revenues and operating profit increased 19% and 50%, respectively, versus results for the third quarter of 2003. Driving these increases was a 17% increase in average daily census ("ADC") of patients from 7,643 in the third quarter of 2003 to 8,949 patients in the third quarter of 2004.

FIRST NINE MONTHS OF 2004 VERSUS
FIRST NINE MONTHS OF 2003-CONSOLIDATED RESULTS

         The Company's service revenues and sales for the first nine months of 2004 increased 140% versus revenues for the first nine months of 2003. This $321.1 million increase was attributable to the following (dollar amounts in thousands):


                                      Increase/(Decrease)
                                  ---------------------------
                                    Amount           Percent
                                  ---------         ---------
VITAS                             $ 316,453             n.a.%
Plumbing and Drain Cleaning
         Drain cleaning               4,705              6.0
         Plumbing                     4,343              5.8
         Other                        3,200              8.2
Service America
         Service contracts           (4,789)           (17.1)
         Demand services             (2,824)           (29.9)
                                  ---------
                  Total           $ 321,088            139.6%
                                  =========


         VITAS' revenues for 2004 (since the date of acquisition) included revenues from the following sources (in thousands):


         Routine home care                           $217,628
         Continuous home care                          54,270
         General inpatient care                        44,081
         Respite and custodial care                       474
                                                     --------
                  Total                              $316,453
                                                     ========


Approximately 96% of VITAS' revenues for the period came from Medicare and Medicaid.

         The increase in drain cleaning revenues for the first nine months of 2004 versus 2003 was due to a .1% increase in the number of jobs and to a 5.9% increase in the average price per job. The increase in plumbing revenues for the first nine months of 2004 versus 2003 comprised a 4.2% increase in the number of jobs and a 1.5% increase in the average price per job. On a same-store basis, the number of drain cleaning jobs in 2004 declined .3% and the number of plumbing jobs increased 4.5% versus 2003. The increase in other revenues for the first nine months of 2004 versus 2003 is attributable primarily to increases in independent contractor operations and product sales.

         The decline in Service America's service contract revenues is attributable to selling insufficient new service contracts to replace contracts canceled or not renewed. The number of contracts in place during 2004 was 17% lower than 2003. The decline in service contracts in place during 2004 was largely responsible for the decline in demand services in 2004.

         The consolidated gross margin was 30.5% in the first nine months of 2004 as compared with 40.9% in the first nine months of 2003, largely due to the acquisition of VITAS in 2004. On a segment basis, VITAS' gross profit margin was 21.6%. Roto-Rooter's gross profit margin increased 1.0% point to 44.8%, largely due to lower training wages as a percentage of revenues in the 2004 period. Service America's gross profit margin increased 1.2% points to 26.9% due to reduced material costs as a percent of revenues. The lower material costs, as a percent of revenues, is due primarily to improved inventory and cost control in Service America's warehouse and service trucks.

         SG&A for the first nine months of 2004 was $107,844,000, an increase of $31,090,000 (40.5%) versus the first nine months of 2003. The increase is attributable to the following (in thousands):


                                                                       Increase/
                                                                       (Decrease)
                                                                       ---------
VITAS SG&A (acquired in 2004)                                          $  32,935
Severance costs for a corporate officer
   in 2003                                                                (3,627)
Higher aftertax administrative costs in
   2004 due largely to professional fees
   incurred in connection with Sarbanes-
   Oxley compliance efforts and higher
   insurance costs                                                         2,476
Reduction in Service America SG&A
   due primarily to a reduction in staff
   resulting from fewer service contracts                                   (996)
All other                                                                    302
                                                                       ---------
         Total                                                         $  31,090
                                                                       =========

         Depreciation expense for the first nine months of 2004 increased $2,136,000 (23.7%) from $9,025,000 in the first nine months of 2003 to
$11,161,000 in the 2004 period. This increase arises from the following (in thousands):

                                                                       Increase/
                                                                       (Decrease)
                                                                       ---------
VITAS depreciation (acquired in 2004)                                  $   3,078
Lower depreciation for Service America due largely to lower asset values in 2004 as a result of writing down assets in the fourth
   quarter of 2003                                                          (466)
Lower depreciation for the Roto-Rooter segment
   due to lower depreciation on service vehicles
   due to recent declines in capital outlays                                (399)
Corporate                                                                    (77)
                                                                       ---------
    Total                                                              $   2,136
                                                                       =========

Income from operations increased $31,943,000 from $8,331,000 in the first nine months of 2003 to $40,274,000 in the first nine months of 2004. The increase comprises (in thousands):

                                                                       Increase/
                                                                       (Decrease)
                                                                       ---------
Income from operations of VITAS (acquired in 2004)                     $  32,469
Cost of LTIP in 2004                                                      (9,058)
Higher gross profit of Roto-Rooter segment
   due primarily to increase in service
   revenues                                                                7,351
Severance charges for corporate officer in 2003                            3,627
Lower gross profit of Service America segment
   due primarily to decline in revenues                                   (1,607)
All other                                                                   (839)
                                                                       ---------
         Total                                                         $  31,943
                                                                       =========


         Interest expense, substantially all of which is incurred at Corporate, increased from $2,429,000 in the first nine months of 2003 to $15,196,000 in the 2004 period. This increase is due to higher debt levels in 2004 to fund the acquisition of VITAS.

         Other income declined $7,558,000 in the first nine months of 2004 versus the first nine months of 2003. The decline is attributable to (in thousands):


                                                                       Increase/
                                                                       (Decrease)
                                                                       ---------
Gains on the redemption and sales of
   available-for-sale investments in 2003                              $  (5,390)
Lack of income from VITAS preferred
   stock in 2004 (redeemed August 2003)                                   (1,794)
All other                                                                   (374)
                                                                       ---------
         Total                                                         $  (7,558)
                                                                       =========


         Our effective income tax rate was 37.6% in the first nine months of 2003 and 37.5% in the first nine months of 2004. The tax rate in 2004 was favorably impacted by tax adjustments resulting from the finalization of prior years returns in the third quarter of 2004 ($1,020,000). The effective rate in 2003 benefitted from the domestic dividend exclusion (2.8% points).

         Equity in the loss of VITAS for 2004 represents the Company's 37% share of VITAS' loss for the period from January 1, 2004 through February 23, 2004, prior to our acquiring a controlling interest in VITAS. During the 2004 period VITAS incurred aftertax expenses aggregating $16,641,000 related to the sale of its business to the Company. The Company's aftertax share of these charges was $3,669,000.

         Net income for the first nine months of 2004 was $11,820,000 ($.99 per share and $.97 per diluted share) as compared with $9,770,000 ($.99 per share and $.98 per diluted share) in 2003. Net income for both periods included the following aftertax special items/adjustments that increased/(reduced) net income (in thousands, except per share data):


                                               For the Nine Months Ended
                                                    September 30,
                                               -------------------------
                                                 2004            2003
                                               --------        ---------
Expense for payouts under the LTIP
   in the first quarter of 2004                 $(5,607)       $      --
Loss on extinguishment of debt in the
   first quarter of 2004                         (2,030)
Tax adjustments resulting from the
   finalization of prior-year income tax
   returns in the third quarter of 2004           1,020               --
Equity in the loss of VITAS (prior to
   consolidation)                                (3,153)
Gain on the redemption and sales of
   available-for-sale investments in
   2003                                              --            3,351
Severance costs for a corporate officer
   in 2003                                           --           (2,358)
Income from VITAS preferred stock in 2003            --            1,585
                                                -------        ---------
         Total impact on net income             $(9,770)       $   2,578
                                                =======        =========
         Impact on earnings per share           $  (.82)       $     .26
         Impact on diluted earnings
            per share                           $  (.81)       $     .26



FIRST NINE MONTHS OF 2004 VERSUS
FIRST NINE MONTHS OF 2003-SEGMENT RESULTS

         The increase in aftertax earnings for the first nine months of 2004 versus the first nine months of 2003 is due to (in thousands):



                                                                       Increase/
                                                                       (Decrease)
                                                                       ---------
Earnings of VITAS, acquired in 2004                                    $  19,479
Higher Corporate costs in 2004                                           (18,457)
Higher earnings of the Roto-Rooter
   segment in 2004                                                         4,353
Equity in VITAS' loss (attributable to
   costs incurred by VITAS in connection
   with the sale of VITAS to Chemed)                                      (3,153)
Lower earnings of the Service America
   segment in 2004                                                          (172)
                                                                       ---------
         Increase in net income in 2004                                $   2,050
                                                                       =========


         Higher aftertax corporate expenses in 2004 are attributable to (in thousands):


                                                                       Increase/
                                                                       (Decrease)
                                                                       ---------
Higher aftertax interest expense in 2004
   due to debt incurred to acquire VITAS                               $   8,282
Aftertax cost of the LTIP in 2004 (corporate
   office employees)                                                       4,455
Capital gains on the sales of available-for-
   sale investments in 2003                                                3,351
Aftertax cost of corporate severance in
                                        2003                              (2,358)
Loss on extinguishment of debt in 2004                                     2,030
Increases in other administrative costs in
   2004 due largely to professional fees
   incurred in connection with Sarbanes-
   Oxley compliance efforts and higher
   insurance costs                                                         1,609
Lack of income from VITAS preferred
   stock in 2004                                                           1,585
Favorable tax adjustments in 2004 resulting
   from the finalization of prior-years
   income tax returns in the third quarter                                  (390)
All other                                                                   (107)
                                                                       ---------

         Increase in corporate costs in 2004                           $  18,457
                                                                       =========



         The higher aftertax earnings of Roto-Rooter in the first nine months of 2004 are attributable to higher service revenues and gross profit, partially offset by Roto-Rooter's share of the LTIP costs ($982,000 aftertax).

         The following data update previously provided historical financial and operating data of VITAS, acquired in February 2004 (in thousands, except percentages, days and dollars per day):

                To provide background in analyzing the quarterly operations of the Vitas segment during 2004, we are providing the following financial and operating data for Vitas, prepared from Vitas' historical financial records (in thousands, except percentages, days and dollars per day):


                                                              2003                                             2004
                                                    -----------------------  ----------------------------------------------------
                                                     Third     Year-to-Date  January 1 to     February 24 to   Second      Third
                                                     Quarter    September    February 23       March 31 (a)    Quarter    Quarter
                                                    ---------  ------------  ------------     --------------  ---------  ---------
 STATEMENT OF OPERATIONS
     Service revenues and sales                     $ 113,528  $    319,955  $     72,870     $       51,112  $ 130,240  $ 135,101
                                                    ---------  ------------  ------------     --------------  ---------  ---------
     Cost of services provided and goods sold
          (excluding depreciation)                     88,373       251,976        58,848             40,486    101,790    105,695
     Selling, general and administrative expenses      13,894        39,036         8,186              5,391     13,329     14,215
     Costs related to sale of business                     --            --        24,956(b)              --         --         --
     Depreciation                                       1,244         4,155           836                748      1,861        469
                                                    ---------  ------------  ------------     --------------  ---------  ---------
          Total costs and expenses                    103,511       295,167        92,826             46,625    116,980    120,379
                                                    ---------  ------------  ------------     --------------  ---------  ---------
          Income/(loss) from operations                10,017        24,788       (19,956)             4,487     13,260     14,722
     Interest expense                                  (1,843)       (4,509)         (919)               (28)       (30)       (32)
     Loss on extinguishment of debt                    (4,117)       (4,117)       (4,497)(b)             --         --
     Other income--net                                    168           521            41                 31        176        382
                                                    ---------  ------------  ------------     --------------  ---------  ---------
          Income/(loss) before income taxes             4,225        16,683       (25,331)             4,490     13,406     15,072
     Income taxes                                      (1,644)       (6,622)        6,996             (1,893)    (5,499)    (6,097)
                                                    ---------  ------------  ------------     --------------  ---------  ---------
          Net income/(loss)                         $   2,581  $     10,061  $    (18,335)    $        2,597  $   7,907  $   8,975
                                                    =========  ============  ============     ==============  =========  =========
EBITDA (c)
     Net income/(loss)                              $   2,581  $     10,061  $    (18,335)    $        2,597  $   7,907  $   8,975
     Add/(deduct)
          Interest expense                              1,843         4,509           919                 28         30         32
          Income taxes                                  1,644         6,622        (6,996)             1,893      5,499      6,097
          Depreciation                                  1,244         4,155           836                748      1,861        469
          Amortization                                      6            19             4                331      1,102      1,562
                                                    ---------  ------------  ------------     --------------  ---------  ---------
                EBITDA                              $   7,318  $     25,366  $    (23,572)    $        5,597  $  16,399  $  17,135
                                                    =========  ============  ============     ==============  =========  =========

------------------

 (a) We acquired Vitas on February 24, 2004 and recorded estimated purchase accounting adjustments to the value of Vitas' assets as of that date. Amortization of such adjustments for the February 24, 2004 to March 31, 2004 period totaled $202,000 for increased depreciation and $327,000 for increased amortization of identifiable intangible assets.

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

                                                              2003                                             2004
                                                    -----------------------  ----------------------------------------------------
                                                     Third     Year-to-Date  January 1 to     February 24 to   Second      Third
                                                     Quarter     September   February 23         March 31      Quarter    Quarter
                                                    ---------  ------------  ------------     --------------  ---------  ---------


Interest income                                     $     168  $        521  $         41     $           31  $      65         94
Loss on extinguishment of debt                          4,117         4,117         4,497                 --         --
Costs related to sale of business                          --            --        24,956                 --         --



                                                                    2003                                         2004
                                                     -------------------------------      ----------------------------------
                                                        Third           Year-to-Date         Third             Year-to-Date
                                                       Quarter           September          Quarter             September
                                                     -----------        -------------     -----------          -------------
OPERATING STATISTICS
     Net revenue
          Homecare                                   $    77,807        $     217,753     $    94,267          $     266,216
          Inpatient                                       17,009               51,265          18,362                 55,774
          Continuous care                                 18,712               50,937          22,472                 67,333
                                                     -----------        -------------     -----------          -------------
                Total                                $   113,528        $     319,955     $   135,101          $     389,323
                                                     ===========        =============     ===========          =============
     Net revenue as a percent of total
          Homecare                                          68.5%                68.1%           69.8%                  68.4%
          Inpatient                                         15.0                 16.0            13.6                   14.3
          Continuous care                                   16.5                 15.9            16.6                   17.3
                                                     -----------        -------------     -----------          -------------
                Total                                      100.0%               100.0%          100.0%                 100.0%
                                                     ===========        =============     ===========          =============
     Average daily census ("ADC") (days)
          Homecare                                         3,982                3,765           4,940                  4,665
          Nursing home                                     2,942                2,783           3,198                  3,061
                                                     -----------        -------------     -----------          -------------
                Routine homecare                           6,924                6,548           8,138                  7,726
          Inpatient                                          342                  347             362                    367
          Continuous care                                    377                  348             449                    451
                                                     -----------        -------------     -----------          -------------
                Total                                      7,643                7,243           8,949                  8,544
                                                     ===========        =============     ===========          =============

     Average length of stay (days)                          55.4                 54.7            60.8(d)                58.8
     Median length of stay (days)                           12.0                 11.7            13.0                   12.0
     ADC by major diagnosis
          Neurological                                      28.4%                28.7            31.6%                  31.0%
          Cancer                                            26.0                 26.0            22.4                   23.2
          Cardio                                            14.4                 14.2            14.8                   14.5
          Respiratory                                        7.5                  7.4             7.1                    7.3
          Other                                             23.7                 23.7            24.1                   24.0
                                                     -----------        -------------     -----------          -------------
          Total                                            100.0%               100.0%          100.0%                 100.0%
                                                     ===========        =============     ===========          =============
     Direct patient care margins (e)
          Routine homecare                                  50.1%                49.4%           50.1%                  49.6%
          Inpatient                                         22.4                 22.6            20.8                   24.6
          Continuous care                                   21.4                 22.0            18.5                   18.9
     Homecare margin drivers
        (dollars per patient day)
          Labor costs                                $     39.90        $       40.96     $     42.21          $       42.55
          Drug costs                                        8.74                 8.84            8.42                   8.76
          Home medical equipment                            5.60                 5.67            5.75                   5.76
          Medical supplies                                  1.80                 1.78            2.08                   1.98
     Inpatient margin drivers
        (dollars per patient day)
          Labor costs                                $    191.57        $      191.25     $    217.34          $      205.96
     Continuous care margin drivers
        (dollars per patient day)
          Labor costs                                $    402.75        $      394.37     $    424.21          $      422.60
     Bad debt expense as a percent of revenues               1.3%                 1.3%            1.0%                   1.1%
     Accounts receivable --
      days of revenue outstanding                           34.2                 37.4            35.9                   35.9



---------------------

 (d) VITAS has six large (greater than 450 ADC), twelve medium (greater than 200 but less than 450 ADC) and fourteen small (less than 200
           ADC) hospice programs. The average length of stay for all programs, in the aggregate, ranged from a low of 9.9 days to a high of 84.5 days for the third quarter of 2004.

 (e)       Amounts exclude indirect patient care costs.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

              Chemed's primary market risk exposure relates to interest rate risk exposure through its variable interest rate borrowings. At September 30, 2004, we have a total of $142,500,000 of variable rate debt outstanding. Should the interest rate on this debt increase 100 basis points, our annual interest expense would increase $1,425,000 The current market value of our 8.75% fixed rate senior notes on November 4, 2004 is $156,750,000 (carrying value is $150,000,000). We estimate that the fair value of the remainder of our debt approximates book value at September 30, 2004 ($143,712,000).

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

              The Company recently carried out an evaluation, under the supervision of the Company's President and Chief Executive Officer, and with the participation of the Vice President and Chief Financial Officer and the Vice President and Controller, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rules 13a-14/15d-14(a). Based upon the foregoing, the Company's President and Chief Executive Officer, Vice President and Chief Financial Officer and Vice President and Controller concluded that as of the date of this report the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company and its consolidated subsidiaries required to be included in the Company's Exchange Act reports. There have been no significant changes in internal control over financial reporting during the first nine months of 2004.

                            PART II OTHER INFORMATION



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

   (a)   Exhibits

         Exhibit No.                Description


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

         31.3 Certification by Arthur V. Tucker, Jr. pursuant to Rule 13A - 14 of the Exchange Act of 1934.

         32.1 Certification by Kevin J. McNamara pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         32.2 Certification by David P. Williams pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         32.3 Certification by Arthur V. Tucker, Jr. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

   (b)   Reports on Form 8-K

         - We filed a Current Report on Form 8-K, dated July 2, 2004, on July 2, 2004. The report includes the Company's announcement to extend by one week its offer to exchange its 8 3/4% Senior Notes Due 2011, which have been registered under the U.S. Securities Act of 1933, as amended.

         - We filed a Current Report on Form 8-K, dated August 3, 2004, on August 3, 2004. The report includes the Company's earnings announcement for the second quarter.

         - We filed a Current Report on Form 8-K, dated October 18, 2004, on October 18, 2004. The report includes the Company's announcement updating previous earnings estimates for the third quarter.

         - We filed a Current Report on Form 8-K, dated October 25, 2004, on October 26, 2004. The report includes the Company's earnings announcement for the third quarter.

         - We filed a Current Report on Form 8-K, dated November 5, 2004, on November 5, 2004. The report includes a copy of the Company's By-Laws, as amended to permit the issuance of shares in uncertified or book-entry form and to permit the issuance of fractional shares.

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       Chemed Corporation
                                       ------------------
                                              (Registrant)

Dated:   November 9, 2004                   By Kevin J. McNamara
         ---------------------------           -----------------------
                                               Kevin J. McNamara
                                               (President and Chief
                                               Executive Officer)

Dated:   November 9, 2004                   By David P. Williams
         ---------------------------           -----------------------
                                               David P. Williams
                                               (Vice President and Chief
                                               Financial Officer)

Dated:   November 9, 2004                   By Arthur V. Tucker, Jr.
         ---------------------------           -----------------------
                                               Arthur V. Tucker, Jr.
                                               (Vice President and Controller)