Form 10-K
period 2004-12-31
CHEMED CORP
filed 2005-03-28
CIK 19584

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                 [X] For the fiscal year ended December 31, 2004

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

           Securities registered pursuant to Section 12(b) of the Act:

                                                  Name of each exchange
           Title of each class                     on which registered
--------------------------------------           -----------------------
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

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes[ ] No [X]

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [X] No [ ]

      The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the average bid and asked price of said stock on the New York Stock Exchange - Composite Transaction Listing on June 30, 2004 ($48.48 per share), was $581,870,609.

      At March 8, 2005, 12,640,349 shares of Chemed Capital Stock (par value $1 per share) were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

                         DOCUMENT                            WHERE INCORPORATED
                         --------                            ------------------
 2004 Annual Report to Stockholders (specified portions)     Parts I, II and IV
Proxy Statement for Annual Meeting to be held May 16, 2005       Part III

                               CHEMED CORPORATION

                          2004 FORM 10-K ANNUAL REPORT

                                TABLE OF CONTENTS

                                                                                  PAGE
                                                                                  ----
                                     PART I

Item 1.  Business...............................................................    1
Item 2.  Properties.............................................................   18
Item 3.  Legal Proceedings......................................................   18
Item 4.  Submission of Matters to a Vote of Security Holders....................   19
 --      Executive Officers of the Registrant...................................   19

                                     PART II

Item 5.  Market for the Registrant's Common Equity, Related
         Stockholder Matters and Issuer Purchases of Equity Securities..........   20
Item 6.  Selected Financial Data................................................   21
Item 7.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations....................................   21
Item 7A. Quantitative and Qualitative Disclosures About Market Risk.............   22
Item 8.  Financial Statements and Supplementary Data............................   22
Item 9.  Changes in and Disagreements with Accountants on
         Accounting and Financial Disclosure....................................   22
Item 9A. Controls and Procedures................................................   22
 --      Status of Management's Report on Internal Control Over Financial
         Reporting..............................................................   22

                                    PART III

Item 10. Directors and Executive Officers of the Registrant.....................   23
Item 11. Executive Compensation.................................................   23
Item 12. Security Ownership of Certain Beneficial Owners and
         Management and Related Stockholder Matters.............................   23
Item 13. Certain Relationships and Related Transactions.........................   24
Item 14. Principal Accountant Fees and Services.................................   24

                                     PART IV

Item 15. Exhibits and Financial Statement Schedules.............................   25

ITEM 1. BUSINESS

GENERAL

      The Company was incorporated in Delaware in 1970 as a subsidiary of W. R. Grace & Co. and succeeded to the business of W. R. Grace & Co.'s Specialty Products Group as of April 30, 1971 and remained a subsidiary of W. R. Grace & Co. until March 10, 1982. As used herein, "Company" refers to Chemed Corporation, and its subsidiaries and "Grace" refers to W. R. Grace & Co. and its subsidiaries.

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

      Effective October 11, 2002, the Company sold its Patient Care subsidiary ("Patient Care") to an investor group that included Schroder Ventures Life Sciences Group, Oak Investment Partners, Prospect Partners and Salix Ventures. Patient Care provides home-healthcare services primarily in the New York-New Jersey-Connecticut area. The cash proceeds to the Company totaled $57,500,000, of which $5,000,000 was placed in escrow pending settlement of Patient Care's receivables with third-party payers. Of this amount, $2,500,000 was distributed as of October 2003 and the remainder, except for $769,042 was distributed as of October 2004. The Company may also be entitled to additional funds based on the final value of the estimated balance sheet valuation. This claim is currently in litigation. In addition, the Company received a senior subordinated note receivable ("Note") for $12,500,000 and a common stock purchase warrant ("Warrant") for 2% of the outstanding stock of the purchasing company. The Note is due October 11, 2007, and bears interest at the annual rate of 7.5% through September 30, 2004, 8.5% from October 1, 2004, through September 30, 2005, and 9.5% thereafter. The Warrant has an estimated fair value of $1,445,000.

      Effective February 24, 2004, The Company completed a merger of its wholly owned indirect subsidiary, Marlin Merger Corp., and Vitas Healthcare Corporation. Under the terms of the merger agreement, Vitas stockholders received cash of $30.00 per share. The transaction, including the refinancing of existing Vitas debt and other payments made in connection with the merger, totaled approximately $415 million in cash. In order to complete the merger the Company sold two million shares of its Capital Stock in a private placement at a price of $50.00 per share, issued $110 million principal amount of floating rate senior secured notes due 2010 ("Floating Rate Notes"), issued $150 million principal amount of 8.75% Senior Notes due 2011 ("Fixed Rate Notes"), and entered into new $135 million senior secured credit facilities. More information with respect to the Company's merger with Vitas is included within Note 7 of the Notes to Consolidated Financial Statements appearing on pages 24-25 of the Annual Report to Stockholders and incorporated herein by reference.

      During 2004 the Company conducted its business operations in three segments: Vitas Group ("Vitas"), Roto-Rooter Group ("Roto-Rooter") and Service America Network, Inc. ("Service America").

      On December 22, 2004, the Board of Directors authorized the discontinuance of the operations of the Company's Service America segment, through an asset sale to employees of Service America. The acquiring corporation will purchase a substantial majority of Service America's assets in exchange for assuming substantially all of Service America's liabilities. Included in the assets to be acquired is a receivable from the Company for approximately $4.7 million. The Company will pay $1 million of the receivable upon closing and the remainder over the following year in 11 equal monthly installments. The amount of this receivable is subject to adjustment for changes in Service America's balance sheet through the date of closing. The disposal is subject to certain regulatory and other approvals and is expected to be completed during the first half of 2005.

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

FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

      The required segment and geographic data for the Company's continuing operations (as described below) for the three years ended December 31, 2002, 2003 and 2004 are shown in Note 2 of the Notes to Consolidated Financial Statements on pages 15-18 of the 2004 Annual Report to Stockholders and are incorporated herein by reference.

DESCRIPTION OF BUSINESS BY SEGMENT

      The information called for by this item is included within Note 2 of the Notes to Consolidated Financial Statements appearing on pages 15-18 of the 2004 Annual Report to Stockholders and is incorporated herein by reference.

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

RAW MATERIALS

      The principal raw materials needed for the Company's manufacturing operations are purchased from United States sources. No segment of the Company experienced any material raw material shortages during 2004, although such shortages may occur in the future. Products manufactured and sold by the Company's active business segments generally may be reformulated to avoid the adverse impact of a specific raw material shortage.

PATENTS, SERVICE MARKS AND LICENSES

      The Roto-Rooter(R) trademarks and service marks have been used and advertised since 1935 by Roto-Rooter Corporation, a wholly owned indirect subsidiary of the Company. The Roto-Rooter(R) marks are among the most highly recognized trademarks and service marks in the United States. The Company considers the Roto-Rooter(R) marks to be a valuable asset and a significant factor in the marketing of Roto-Rooter's franchises, products and services and the products and services provided by its franchisees. "Vitas" and "Innovative Hospice Care" are trademarks and servicemarks of Vitas Healthcare Corporation. The Company and its subsidiaries also own certain trade secrets including training manuals, pricing information, customer information and software source codes.

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

                                      VITAS

      Hospice care in the United States is competitive. Because payments for hospice services are generally fixed, Vitas competes primarily on the basis of its ability to deliver quality, responsive services. Vitas is the nation's largest provider of hospice services in a market dominated by small, non-profit, community-based hospices. Approximately 70% of all hospices are not-for-profit. Because the hospice care market is highly fragmented, Vitas competes with a large number of organizations.

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

RESEARCH AND DEVELOPMENT

      The Company engages in a continuous program directed toward the development of new services, products and processes, the improvement of existing services, products and processes, and the development of new and different uses of existing products. The research and development expenditures from continuing operations have not been nor are they expected to be material.

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

            Informed Consent. The hospice must obtain the informed consent of the hospice patient, or the patient's legal representative, that specifies the type of care services that may be provided as hospice care.

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

      Overview of Government Payments -- General. A substantial portion of Vitas' revenues are derived from payments received from the Medicare and Medicaid programs. 95.4% of Vitas' net patient service revenue for the years ended September 30, 2002 and 2003, respectively, and 96% of Vitas' net patient service revenue for the ten months ended December 31, 2004, consisted of payments from the Medicare and Medicaid programs. Such payments are made primarily on a "per diem" basis. Under the per diem reimbursement methodology, Vitas is essentially at risk for the cost of eligible services provided to hospice patients. Profitability is therefore largely dependent upon Vitas' ability to manage the costs of providing hospice services to patients. Increases in operating costs, such as labor and supply costs that are subject to inflation and other increases, without a compensating increase in Medicare and Medicaid rates, could have a material adverse effect on Vitas' business in the future. The Medicare and Medicaid programs are increasing pressure to control health care costs and to decrease or limit increases in reimbursement rates for health care services. As with most government programs, the Medicare and Medicaid programs are subject to statutory and regulatory changes, possible retroactive and prospective rate and payment adjustments, administrative rulings, freezes and funding reductions, all of which may adversely affect the level of program payments and could have a material adverse effect on Vitas' business. Vitas' levels of revenues and profitability will be subject to the effect of legislative and regulatory changes, including possible reductions in coverage or payment rates, or changes in methods of payment, by the Medicare and Medicaid programs.

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

      Medicare Payment for Physician Services. Payment for direct patient care physician services delivered by hospice physicians is billed separately by the hospice to the Medicare intermediary and paid at the lesser of the actual charge or the Medicare allowable charge for these services. This payment is in addition to the daily rates Vitas receives for hospice care. Payment for hospice physicians' administrative and general supervisory activities is included in the daily rates discussed above. Payments for attending physician professional services (other than services furnished by hospice physicians) are not paid to the hospice, but rather are paid directly to the attending physician by the Medicare carrier. For fiscal 2004, 1.6% of Vitas' net revenue was attributable to physician services.

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

      Second, overall Medicare payments to a hospice are also subject to a separate cap based on overall average payments per admission. Any payments exceeding this overall hospice cap must be refunded by the hospice. This cap was set at $19,635.67 per admission through the twelve-month period ended on October 31, 2004, and is adjusted annually to account for inflation. While historically Vitas' revenues per admission generally have not exceeded the applicable cap, there can be no assurance that Vitas' hospices will not be subject to future payment reductions or recoupments as the result of this cap.

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

      Adjustments to Medicare and Medicaid Payment Rates. Payment rates under the Medicare and Medicaid programs are adjusted annually based upon the Hospital Market Basket Index; however, the adjustments have historically been less than actual inflation. On October 1, 2001, the base Medicare payment rates for hospice care increased by approximately 3.2% over the base rates previously in effect. On October 1, 2002 and on October 1, 2003, the base Medicare payment rates for hospice care increased by approximately 3.4% each year over the base rates in effect in the prior year. On October 1, 2004 the rates increased by 3.3%. These base rates are further modified by the Hospice Wage Index to reflect local differences in wages according to the revised wage index. It is possible that there will be further modifications to the rate structure under which the Medicare or Medicaid programs pay for hospice care services. Any future reductions in the rate of increase in Medicare and Medicaid payments may have an adverse impact on Vitas' net patient service revenue and profitability.

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

      Vitas is required under the Medicare conditions of participation and some state licensing laws to contract with numerous healthcare providers and practitioners, including physicians, hospitals and nursing homes, and to arrange for these individuals or entities to provide services to Vitas' patients. In addition, Vitas has contracts with other suppliers, including pharmacies, ambulance services and medical equipment companies. Some of these individuals or entities may refer, or be in a position to refer, patients to Vitas, and Vitas may refer, or be in a position to refer, patients to these individuals or entities. These arrangements may not qualify for a safe harbor. Vitas from time to time seeks guidance from regulatory counsel as to the changing and evolving interpretations and the potential applicability of these anti-kickback laws to its programs, and in response thereto, takes such actions as it deems appropriate. The Company generally believes that Vitas' contracts and arrangements with providers, practitioners and suppliers do not violate applicable anti-kickback laws. However, the Company cannot assure that such laws will ultimately be interpreted in a manner consistent with Vitas' practices.

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

      OIG Fraud Alerts, Advisory Opinions and Other Program Guidance. In 1976, Congress established the OIG to, among other things, identify and eliminate fraud, abuse and waste in HHS programs. To identify and resolve such problems, the OIG conducts audits, investigations and inspections across the country and issues public pronouncements identifying practices that may be subject to heightened scrutiny. In the last several years, there have been a number of hospice related audits and reviews conducted. These reviews and recommendations have included:

      - better ensuring that Medicare hospice eligibility determinations are made in accordance with the Medicare regulations; and

      - revising the annual cap on hospice benefits to better reflect the cost of care provided.

      From time to time, various federal and state agencies, such as HHS and the OIG, issue a variety of pronouncements, including fraud alerts, the OIG's Annual Work Plan and other reports, identifying practices that may be subject to heightened governmental scrutiny. For example, the OIG in 2002 specifically called for a review of hospice plans of care to examine the variance among hospice plans of care and the extent to which services are provided in accordance with plans of care, and to determine whether there should be uniform standards or minimum requirements for their completion. In addition, the OIG called for a review of payments for the care of hospice patients residing in nursing homes and the level of services they receive. The Company cannot predict what, if any changes may be implemented in coverage, reimbursement, or enforcement policies as a result of these OIG reviews and recommendations.

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

      Both direct enforcement activity by the government and qui tam actions have increased significantly in recent years and have increased the risk that a healthcare company may have to defend a false claims action, pay fines or be excluded from the Medicare and/or Medicaid programs as a result of an investigation arising out of this type of an action. Because of the complexity of the government regulations applicable to the healthcare industry, the Company cannot assure that Vitas will not be the subject of an action under the False Claims Act.

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

      Hospice care itself is not specifically listed as a designated health service; however, certain services that Vitas provides, or in the future may provide, are among the services identified as designated health services for purposes of the self-referral laws. The Company cannot assure that future regulatory changes will not result in hospice services becoming subject to the Stark Law's ownership, investment or compensation prohibitions in the future.

      Many states where Vitas operates have laws similar to the Stark Law, but with broader effect because they apply regardless of the source of payment for care. Penalties similar to those listed above as well as the loss of state licensure may be imposed in the event of a violation of these state self-referral laws. Little precedent exists regarding the interpretation or enforcement of these statutes.

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

      Corporate Practice of Medicine and Fee Splitting. Most states have laws that restrict or prohibit anyone other than a licensed physician, including business entities such as corporations, from employing physicians and/or prohibit payments or fee-splitting arrangements between physicians and corporations or unlicensed individuals. Penalties for violations of corporate practice of medicine and fee-splitting laws vary from state to state, but may include civil or criminal penalties, the restructuring or termination of the business arrangements between the physician and unlicensed individual or business entity, or even the loss of the physician's license to practice medicine. These laws vary widely from state to state both in scope and origin (e.g. statute, regulation, Attorney General opinion, court ruling, agency policy) and in most instances have been subject to only limited interpretation by the courts or regulatory bodies.

      Vitas employs or contracts with physicians to provide medical direction and patient care services to its patients. Vitas has made efforts in those states where certain contracting or fee arrangements are restricted or prohibited to structure those arrangements in compliance with the applicable laws and regulations. Despite these efforts, however, the Company cannot assure that agency officials charged with enforcing these laws will not interpret Vitas' contracts with employed or independent contractor physicians as violating the relevant laws or regulations. Future determinations or interpretations by individual states with corporate practice of medicine or fee splitting restrictions may force Vitas to restructure its arrangements with physicians in those locations.

      Health Information Practices. There currently are numerous legislative and regulatory initiatives at both the state and federal levels that address patient privacy concerns. In particular, federal regulations issued under the HIPAA Act of 1996 ("HIPAA") require Vitas to protect the privacy and security of patients' individual health information. HHS published final regulations addressing patient privacy on December 28, 2000, which were modified on August 14, 2002 (the "Privacy Rule"). Vitas was required to comply with the Privacy Rule by April 14, 2003, and Vitas believes that it is in material compliance. Additionally, HIPAA does not automatically preempt applicable state laws and regulations concerning Vitas' use, disclosure and maintenance of patient health information, which means that Vitas is subject to a complex regulatory scheme that, in many instances, requires Vitas to comply with both federal and state laws and regulations.

      In August 2000, HHS published final regulations establishing health care transaction standards and code sets for the electronic transmission of health care information in connection with certain transactions, such as billing or health plan eligibility (the "Transactions Standard"). The official deadline for compliance with the Transactions Standard for covered entities such as Vitas was October 16, 2003. The Centers for Medicare and Medicaid Services ("CMS") is the division of HHS that is responsible for interpreting and enforcing the Transactions Standard. Failure to comply with the Transactions Standard may subject covered entities, including Vitas, to civil monetary penalties and possibly to criminal penalties. Vitas believes that it has made significant and appropriate good faith efforts to comply with the Transactions Standard and to develop an appropriate contingency plan as encouraged by CMS. It is unclear, however, how CMS will regulate providers in general or Vitas in particular with respect to compliance with the Transactions Standard. Consequently, it also is unclear whether Vitas would be found to be in material compliance with the Transactions Standard if CMS were to review Vitas' electronic claims submissions and assess Vitas' electronic transactions, or whether Vitas would be required to expend substantial sums on acquiring and implementing new information systems, or would otherwise be affected in a manner that would negatively impact its profitability.

      On May 31, 2002, HHS published its final rule regarding the HIPAA Unique Employer Identifier Standard, which establishes a standard for identifying employers in healthcare transactions where information about the employer is transmitted electronically, as well as requirements concerning its use by HIPAA covered entities. The deadline for compliance with the Unique Employer Identifier Standard rule was July 30, 2004. Additionally, HHS published final regulations addressing the security of such health information on February 20, 2003 (the "Security Rule"), and Vitas will be required to comply with the Security Rule by April 21, 2005. Also, HHS published its final rule adopting the HIPAA Standard Unique Health Identifier for health care providers on January 23, 2004, and Vitas' compliance deadline for that rule is May 23, 2007. Because compliance with the final rules regarding the HIPAA Unique Employer Identifier Standard and the Standard Unique Health Identifier, and the Security Rule is not yet required, the Company cannot predict the total financial or other impact of any of these final regulations on Vitas' operations, including any need for Vitas to expend financial resources on acquiring and implementing new information systems or any other negative impact on Vitas' profitability.

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

      Compliance with Health Regulatory Laws. Vitas maintains an internal regulatory compliance review program and from time to time retains regulatory counsel for guidance on compliance matters. The Company cannot assure, however, that Vitas' practices, if reviewed, would be found to be in compliance with applicable health regulatory laws, as such laws ultimately may be interpreted, or that any non-compliance with such laws would not have a material adverse effect on Vitas.

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

      At December 31, 2004, the Company's accrual for its estimated liability for potential environmental cleanup and related costs arising from the sale of DuBois Chemicals Inc. ("DuBois") amounted to $2,951,000. Of this balance, $1,900,000 is included in other liabilities and $1,051,000 is included in other current liabilities. The Company is contingently liable for additional DuBois-related environmental cleanup and related costs up to a maximum of $15,999,000. On the basis of a continuing evaluation of the Company's potential liability, and in consultation with the Company's environmental attorney, management believes that it is not probable this additional liability will be paid. Accordingly, no provision for this contingent liability has been recorded. Although it is not presently possible to reliably project the timing of payments related to the Company's potential liability for environmental costs, management believes that any adjustments to its recorded liability will not materially adversely affect its financial position or results of operations.

      The Company, to the best of its knowledge, is currently in compliance in all material respects with the environmental laws and regulations affecting its operations. Such environmental laws, regulations and enforcement proceedings have not required the Company to make material increases in or modifications to its capital expenditures and they have not had a material adverse effect on sales or net income. Capital expenditures for the purposes of complying with environmental laws and regulations during 2005 and 2006 with respect to continuing operations are not expected to be material in amount; there can be no assurance, however, that presently unforeseen legislative or enforcement actions will not require additional expenditures.

SEASONALITY

      Advertising costs for Roto-Rooter inordinately impact the Company's fourth-quarter results. Roto-Rooter recognizes telephone directory costs immediately upon distribution of a directory by its publisher into the community. Since a large number of directories are distributed in the fourth quarter, this direct expense accounting policy results in fourth-quarter earnings including a disproportionately large share of Roto-Rooter's full-year telephone directory advertising expense. In the fourth quarter 2004, Roto-Rooter expensed $6.4 million of total advertising costs that represented 35% of the aggregate advertising costs for the full-year 2004.

EMPLOYEES

      On December 31, 2004, Chemed Corporation had a total of 9,822 employees.

AVAILABLE INFORMATION

      The Company's Internet address is www.chemed.com. The Company's annual report on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act are electronically available through the SEC (http://www.sec.gov) or the Company's website as soon as reasonably practicable after such reports are filed with, or furnished to, the SEC.

      Annual reports, press releases, and other printed materials may also be obtained from Chemed Investor Relations without charge by writing or by calling 800-2CHEMED or 513-762-6429.

ITEM  2. PROPERTIES

      The Company's corporate offices and the headquarters for the Roto-Rooter Group are located in Cincinnati, Ohio. Roto-Rooter has manufacturing and distribution center facilities in West Des Moines, Iowa and has 72 office and service facilities in 26 states. Vitas, headquartered in Miami, operates 35 programs from 61 leased facilities in 12 states, including Florida, California, Texas and Illinois.

      All "owned" property is held in fee and is subject to the security interests of the holders of the Notes issued in connection with the Company's merger with Vitas. The leased properties have lease terms ranging from one year to sixteen years. Management does not foresee any difficulty in renewing or replacing the remainder of its current leases. The Company considers all of its major operating properties to be maintained in good operating condition and to be generally adequate for present and anticipated needs.

ITEM  3. LEGAL PROCEEDINGS

      The Company is party to a class action lawsuit filed in the Third Judicial Circuit Court of Madison County, Illinois in June of 2000 by Robert Harris, alleging certain Roto-Rooter plumbing was performed by unlicensed employees. The Company contests these allegations and believes them without merit. Plaintiff moved for certification of a class of customers in 32 states who allegedly paid for plumbing work performed by unlicensed employees. Plaintiff also moved for partial summary judgment on grounds the licensed apprentice plumber who installed his faucet did not work under the direct personal supervision of a licensed master plumber. On June 19, 2002, the trial judge certified an Illinois-only plaintiffs class and granted summary judgment for the named party Plaintiff on the issue of liability, finding violation of the Illinois Plumbing License Act and the Illinois Consumer Fraud Act, through Roto-Rooter's representation of the licensed apprentice as a plumber. The court has not yet ruled on certification of a class in the remaining 31 states. In December 2004, the Company reached a tentative resolution of this matter with the plaintiff. This proposed settlement has not yet been finalized by the parties nor approved by the court. Nonetheless, the Company, in anticipation of such approval, accrued $3.1 million as the anticipated cost of settling this litigation.

      Vitas Healthcare Corporation is party to a class action lawsuit filed in the Superior Court of California, Los Angeles County, in April of 2004 by Ann Marie Costa, Ana Jimenez, Mariea Ruteaya and Gracetta Wilson alleging failure to pay overtime wages and to provide meal and break periods to California nurses, home health aides and licensed clinical social workers. The Company contests these allegations and believes them without merit. Due to the complex legal and other issues involved, it is not presently possible to estimate the amount of liability, if any, related to this case. Management cannot provide assurance the Company will ultimately prevail in it. Regardless of outcome, such litigation can adversely affect the Company through defense costs, diversion of management's time, and related publicity.

      On April 5, 2002 Michael Linn, an attorney, filed a class action complaint against the Company in the Court of Common Pleas, Cuyahoga County, Ohio. He alleged Roto-Rooter Services Company's miscellaneous parts charge, ranging from $4.95 to $12.95 per job, violated the Ohio Consumer Sales Practices Act. The Company contended that the charge, which is included within the estimate approved by its customers, is a fully disclosed component of its pricing. Plaintiff dismissed the case without payment and with prejudice following the Ohio Supreme Court's denial of review of the Eighth District Court of Appeals decertification of this class action.

ITEM  4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

EXECUTIVE OFFICERS OF THE COMPANY

       Name          Age            Office                                          First Elected
       ----          ---            ------                                          -------------
Kevin J. McNamara    51        President and Chief Executive Officer               August 2, 1994 (1)
Timothy S. O'Toole   49        Executive Vice President                            May 18, 1992 (2)
Spencer S. Lee       49        Executive Vice President                            May 15, 2000 (3)
David P. Williams    44        Vice President and Chief Financial                  March 5, 2004 (4)
                               Officer
Arthur V. Tucker,    55        Vice President and Controller                       May 20, 1991 (5)
Jr.

(1) Mr. K. J. McNamara is President and Chief Executive Officer of the Company and has held these positions since August 1994 and May 2001, respectively. Previously, he served as an Executive Vice President, Secretary and General Counsel of the Company, since November 1993, August 1986 and August 1986, respectively. He previously held the position of Vice President of the Company, from August 1986 to May 1992.

(2) Mr. T. S. O'Toole is an Executive Vice President of the Company and has held this position since May 1992. He is also Chief Executive Officer of Vitas, a wholly owned subsidiary of the Company, and has held this position since February 24, 2004. Previously, from May 1992 to February 24, 2004, he also served the Company as Treasurer.

(3) Mr. S. S. Lee is an Executive Vice President of the Company and has held this position since May 15, 2000. Mr. Lee is also Chairman and Chief Executive Officer of Roto-Rooter Services Company, a wholly owned subsidiary of the Company, and has held this position since January 1999. Previously, he served as a Senior Vice President of Roto-Rooter Services Company from May 1997 to January 1999.

(4) Mr. D. P. Williams is Vice President and Chief Financial Officer of the Company and has held these positions since March 5, 2004. Mr. Williams is also Senior Vice President and Chief Financial Officer of Roto-Rooter Group, Inc. and has held these positions since January 1999.

(5) Mr. A. V. Tucker, Jr. is a Vice President and Controller of the Company and has held these positions since February 1989. From May 1983 to February 1989, he held the position of Assistant Controller of the Company.

      Each executive officer holds office until the annual election at the next annual organizational meeting of the Board of Directors of the Company which is scheduled to be held on May 16, 2005.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

      The Company's Capital Stock (par value $1 per share) is traded on the New York Stock Exchange under the symbol CHE. The range of the high and low sale prices on the New York Stock Exchange and dividends paid per share for each quarter of 2003 and 2004 are set forth below.

                                     Closing

                                                         Dividends Paid
                               High            Low          Per Share
                               ----            ---          ---------
2004

First Quarter                 $66.95         $48.95           $.12
Second Quarter                 55.30          43.10            .12
Third Quarter                  56.25          42.71            .12
Fourth Quarter                 67.44          55.11            .12

2003

First Quarter                 $36.51         $31.55           $.12
Second Quarter                 40.20          32.98            .12
Third Quarter                  40.35          34.42            .12
Fourth Quarter                 51.78          33.69            .12

      Future dividends are necessarily dependent upon the Company's earnings and financial condition, compliance with certain debt covenants and other factors not presently determinable.

      As of March 1, 2005, there were approximately 3,321 stockholders of record of the Company's Capital Stock. This number only includes stockholders of record and does not include stockholders with shares beneficially held in nominee name or within clearinghouse positions of brokers, banks or other institutions.

      As of December 31, 2004, the number of stock options outstanding under the Company's equity compensation plans, the weighted average exercise price of outstanding options, and the number of securities remaining available for issuance were as follows:

                      EQUITY COMPENSATION PLAN INFORMATION


                                                                                               Number of securities
                                                                                              remaining available for
                                Number of Securities to be                                 future issuance under equity
                                 issued upon exercise of      Weighted-average exercise    compensation plans [excluding
                                outstanding warrants and    price of outstanding options,     securities reflected in
       Plan Category                    rights                   warrants and rights                column (a)]
-----------------------------   --------------------------  -----------------------------  -----------------------------
                                          (a)                          (b)                           (c)
Equity Compensation plans
approved by stockholders                  1,221,590                $38.95                          302,877

Equity Compensation plans not
approved by stockholders (1)                109,812                 35.52                            1,044

TOTAL                                     1,331,402                 38.67                          303,921

(1) In May 1999 the Board of Directors adopted the 1999 Long-Term Employee Incentive Plan without stockholder approval. This plan permits the Company to grant up to 250,000 shares of non-qualified options and stock awards to a broad base of salaried and hourly employees (excluding officers and directors) of the Company. Except for the exclusion of officers and directors, this plan has the same general terms and provisions as the 2004 Stock Incentive Plan. In addition, pursuant to this plan no individual may be granted more than 25,000 stock options in a calendar year, the aggregate number of the shares of Capital Stock which may be issued pursuant to stock incentives in the form of Stock Awards shall not be more than 135,000, and no stock incentives shall be granted under the plan after May 17, 2009.

ITEM  6. SELECTED FINANCIAL DATA

      The information called for by this Item for the five years ended December 31, 2004 is set forth on page 41 of the 2004 Annual Report to Stockholders and is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The information called for by this Item is set forth on pages 44 through 57 of the 2004 Annual Report to Stockholders and is incorporated herein by reference.

ITEM  7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      The Company's primary market risk exposure relates to interest rate risk exposure through its variable interest rate borrowings. At December 31, 2004 the Company had a total of $140.5 million of variable rate debt outstanding. In February 2005, the Company called its Floating Rate Notes, restructured its revolving credit/ term loan agreement with JPMorgan Chase and reduced its variable rate debt to $88.5 million at February 28, 2005. Should the interest rate on this debt increase or decrease 100 basis points (1% point), the Company's annual interest expense would increase or decrease $885,000.

      The Company continually evaluates this interest rate exposure and periodically weighs the cost versus the benefit of fixing the variable interest rates through a variety of hedging techniques. Currently, the Company has an interest rate cap with BNP Paribas covering $43.4 million of notional principal at December 31, 2004, decreasing to $35.5 million at September 29, 2006. The cap expires September 29, 2006 and reimburses the Company for interest on the notional principal to the extent that LIBOR exceeds 6.00%. At December 31, 2004, both the market value and carrying value of the cap were approximately $6,000 and the 30-day LIBOR rate was 2.40%.

      The market value of the Company's long-term debt at December 31, 2004 is approximately $306.2 million versus a carrying value of $291.7 million.

ITEM  8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      The consolidated financial statements, together with the report thereon of PricewaterhouseCoopers LLP dated March 22, 2005, appearing on pages 5 through 40 of the 2004 Annual Report to Stockholders, along with the Supplementary Data (Unaudited Summary of Quarterly Results) appearing on pages 42-43, are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None.

ITEM  9A. CONTROLS AND PROCEDURES

      Evaluation of Disclosure Controls and Procedures. Based on an evaluation, as of the end of the period covered by this Annual Report on Form 10-K, our President and Chief Executive Officer, Vice President and Chief Financial Officer and Vice President and Controller have concluded that our disclosure controls and procedures (as defined in the Exchange Act Rule 13a-15(e)) are effective to ensure that information required to be disclosed in the reports that the company files under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms and are also effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the Company's management, including its President and Chief Executive Officer, Vice President and Chief Financial Officer and Vice President and Controller, to allow timely decisions regarding required disclosure.

STATUS OF MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

      Pursuant to Securities and Exchange Commission Release No. 34-50754, which, subject to certain conditions, provides up to 45 additional days beyond the original due date of this Form 10-K for the filing of management's annual report on internal control over financial reporting required by Item 308(a) of Regulation S-K, and the related attestation report of the independent registered public accounting firm, as required by Item 308(b) of Regulation S-K, management's report on internal control over financial reporting and the associated report on the audit of management's assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2004, are not filed herein and are expected to be filed no later than April 30, 2005.

      The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting, as that term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of the Company's management, including the principal executive officer and principal financial officer, the Company is in the process of conducting an evaluation of its internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

      The Company's evaluation of its internal control over financial reporting has not yet been completed. In connection with this ongoing process, the Company has identified certain significant deficiencies and other control deficiencies. As a result of the ongoing evaluation of internal control over financial reporting, additional control deficiencies may be identified. Additionally, once we have completed our evaluation of all deficiencies (those identified to date and those which may be identified as we complete our evaluation) we may determine that the deficiencies, either alone or in combination with others, constitute one or more material weaknesses. The existence of one or more material weaknesses as of December 31, 2004 would preclude a conclusion that the Company's internal control over financial reporting was effective as of that date.

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

The additional information required under this Item with respect to the directors and executive officers is set forth in the Company's 2005 Proxy Statement and in Part I hereof under the caption "Executive Officers of the Registrant" and is incorporated herein by reference.

      The Company has adopted a Code of Ethics that applies to the Company's principal executive officer, principal financial officer, principal accounting officer, directors and employees. A copy of this Code of Ethics is incorporated with this Report as Exhibit 14 and it is also posted on the Company's Web site, www.chemed.com.

ITEM  11. EXECUTIVE COMPENSATION

      Information required under this Item is set forth in the Company's 2005 Proxy Statement, which is incorporated herein by reference.

ITEM  12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      Information required under this Item is set forth in the Company's 2005 Proxy Statement, which is incorporated herein by reference.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      Information required under this Item is set forth in the Company's 2005 Proxy Statement, which is incorporated herein by reference.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

      AUDIT FEES

            PricewaterhouseCoopers LLP billed the company $614,000 and $1,189,000 in 2003 and 2004, respectively. These fees were for professional services rendered for the integrated audit of the Company's annual financial statements and of its internal control over financial reporting, review of the financial statements included in the Company's Forms 10-Q and review of documents filed with the SEC.

      AUDIT-RELATED FEES

            PricewaterhouseCoopers LLP billed the company $122,400 and $1,446,000 in 2003 and 2004, respectively for audit-related services. In 2003, these fees related primarily to the audit of the Company's employee benefit plans. In 2004, $1,115,000 of these fees related to audits of significant subsidiaries of the Company for years 2001, 2002, and 2003 financial statements for the purpose of registering the Company's floating rate notes, $205,000 for review of the Private Placement Memorandum related to the acquisition of VITAS, $59,000 for consultation concerning financial accounting and reporting standards and the remaining $67,000 was related primarily to the audit of the Company's employee benefit plans.

      TAX FEES

            No such services were rendered in 2003 or 2004.

      ALL OTHER FEES

            PricewaterhouseCoopers LLP billed the Company $2,200 and $2,300, respectively, in aggregate fees for services rendered by PricewaterhouseCoopers LLP, other than the services described above, for the years 2003 and 2004.

            The Audit Committee has adopted a policy which requires the Committee's pre-approval of audit and non-audit services performed by the independent auditor to assure that the provision of such services does not impair the auditor's independence. The Audit Committee pre-approved all of the audit and non-audit services rendered by PricewaterhouseCoopers LLP as listed above.

                                     PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

EXHIBITS
   3.1     Certificate of Incorporation of Chemed Corporation.*

   3.2     Certificate of Amendment to Certificate of Incorporation.*

   3.3     By-Laws of Chemed Corporation.*

   4.1     Offer to Exchange Chemed Capital Trust Convertible Preferred
           Securities for Shares of Capital Stock, dated as of December 23,
           1999.*

   4.2     Chemed Capital Trust, dated as of December 23, 1999.*

   4.3 Amended and Restated Declaration of Trust of Chemed Capital Trust, dated February 7, 2000.*

   4.4     Indenture, dated as of February 24, 2004, between Roto-Rooter, Inc.
           and LaSalle Bank National Association.*

   4.5 Indenture, dated as of February 24, 2004, among Roto-Rooter, Inc., the subsidiary guarantors listed on Schedule I thereto and Wells
           Fargo Bank, N.A.*

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

10.11  1995 Stock Incentive Plan.*,**

10.12  1997 Stock Incentive Plan.*,**

10.13  1999 Stock Incentive Plan.*,**

10.14  1999 Long-Term Employee Incentive Plan as amended through May 20,
       2002.*,**

10.15  2002 Stock Incentive Plan.*,**

10.16  2002 Executive Long-Term Incentive Plan, as amended May 18, 2004.*,**

10.17  2004 Stock Incentive Plan.*,**

10.18  Employment Contracts with Executives.*,**

10.19  Amendment to Employment Agreements with Kevin J. McNamara, Thomas C.
       Hutton and Sandra E. Laney dated August 7, 2002.*,**

10.20  Amendment to Employment Agreements with Timothy S. O'Toole and Arthur V.
       Tucker dated August 7, 2002.*,**

10.21  Amendment to Employment Agreement with Spencer S. Lee dated May 19,
       2003.*,**

10.22  Amendment to Employment Agreements with Executives dated January 1,
       2002.*,**

10.23  Consulting Agreement between Timothy S. O'Toole and PCI Holding Corp.
       effective October 11, 2002.*,**

10.24  Amendment No. 16 to Employment Agreement with Sandra E. Laney dated
       March 1, 2003.*,**

10.25  Amendment No. 16 to Employment Agreement with Kevin J. McNamara dated
       May 18, 2004.**

10.26  Employment Agreement with David P. Williams dated May 16, 1994;
       Amendment dated May 21, 2001, and Amendment dated May 19, 2003.**

10.27  Excess Benefits Plan, as restated and amended, effective June 1,
       2001.*,**

10.28  Amendment No. 1 to Excess Benefits Plan, effective July 1, 2002.*,**

10.29  Amendment No. 2 to Excess Benefits Plan, effective November 7, 2003.*,**

10.30  Non-Employee Directors' Deferred Compensation Plan.*,**

10.31  Chemed/Roto-Rooter Savings & Retirement Plan, effective January 1,
       1999.*,**

10.32 First Amendment to Chemed/Roto-Rooter Savings & Retirement Plan, effective September 6, 2000.*,**

10.33 Second Amendment to Chemed/Roto-Rooter Savings & Retirement Plan, effective January 1, 2001.*,**

10.34 Third Amendment to Chemed/Roto-Rooter Savings & Retirement Plan, effective December 12, 2001.*,**

10.35  Stock Purchase Agreement by and Among Banta Corporation, Chemed
       Corporation and OCR Holding Company as of September 24, 1997.*

10.36  Directors Emeriti Plan.*,**

10.37  Second Amendment to Split Dollar Agreement with Executives.*,**

10.38  Split Dollar Agreement with Executives.*,**

10.39  Split Dollar Agreement with Edward L. Hutton.*,**

10.40  Promissory Note under the Executive Stock Purchase Plan with Kevin J.
       McNamara.*,**

10.41  Schedule to Promissory Note under the Executive Stock Purchase Plan with
       Kevin J. McNamara.**

10.42  Roto-Rooter Deferred Compensation Plan No. 1, as amended January
       1,1998.*,**

10.43  Roto-Rooter Deferred Compensation Plan No. 2.*,**

10.44  Agreement and Plan of Merger, dated as of December 18, 2003, Among
       Roto-Rooter, Inc., Marlin Merger Corp. and Vitas Healthcare Corporation.*

10.45 Credit Agreement, dated as of February 24, 2004, among Roto-Rooter, Inc., the lenders from time to time parties thereto and Bank One, NA, as Administrative Agent.*

10.46 Amended and Restated Credit Agreement, dated as of February 24, 2005, among Chemed Corporation, the lenders from time to time parties thereto and JP Morgan Chase Bank, NA, as Administrative Agent.

10.47  Pledge and Security Agreement, dated as of February 24, 2004, among
       Roto-Rooter, Inc., the subsidiaries of Roto-Rooter, Inc. listed on the signature pages thereto and Bank One, NA, as Collateral Agent.*

10.48 Guaranty Agreement, dated as of February 24, 2004, among the subsidiaries of Roto-Rooter, Inc. listed on the signature pages thereto and Bank One, NA, as Administrative Agent.*

10.49  Collateral Sharing Agreement, dated as of February 24, 2004, among Bank
       One, NA, as Collateral Agent and Administrative Agent, Wells Fargo Bank,
       NA, as Trustee, and Roto-Rooter, Inc.*

10.50  Form of Restricted Stock Award.**

10.51  Form of Stock Option Grant.**

12     Computation of Ratio of Earnings to Fixed Charges.

13     2004 Annual Report to Stockholders.

14     Policies on Business Ethics of Chemed Corporation.*

21     Subsidiaries of Chemed Corporation.

23     Consent of Independent Registered Public Accounting Firm.

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

                                        CHEMED CORPORATION

March 23, 2005                          By /s/ Kevin J. McNamara
                                           --------------------------
                                           Kevin J. McNamara
                                           President and Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

        Signature                           Title                           Date
        ---------                           -----                           ----
/s/ Kevin J. McNamara      President and Chief
----------------------     Executive Officer and a
Kevin J. McNamara          Director (Principal
                           Executive Officer)

/s/ David P. Williams      Vice President and Chief
----------------------     Financial Officer
David P. Williams          (Principal Financial
                           Officer)

/s/ Arthur V. Tucker, Jr.  Vice President and                          March 23, 2005
------------------------   Controller
Arthur V. Tucker, Jr.      (Principal Accounting
                           Officer)

Edward L. Hutton*          Sandra E. Laney*
Donald Breen, Jr.*         Timothy S. O'Toole*
Charles H. Erhart, Jr.*    Donald E. Saunders*          --Directors
Joel F. Gemunder*          George J. Walsh III*
Patrick P. Grace*          Frank E. Wood*
Thomas C. Hutton*

----------------------------
* Naomi C. Dallob by signing her name hereto signs this document on behalf of each of the persons indicated above pursuant to powers of attorney duly executed by such persons and filed with the Securities and Exchange Commission.

   March 23, 2005                                /s/ Naomi C. Dallob
--------------------                             ------------------------------
       Date                                      Naomi C. Dallob
                                                 (Attorney-in-Fact)

                   CHEMED CORPORATION AND SUBSIDIARY COMPANIES

         INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

                               2002, 2003 AND 2004

CHEMED CORPORATION CONSOLIDATED FINANCIAL
  STATEMENTS AND FINANCIAL STATEMENT SCHEDULE                          PAGE(S)
Report of Independent Registered Public Accounting Firm on
  Financial Statements..............................................        5*
Consolidated Statement of Operations................................        6*
Consolidated Balance Sheet..........................................        7*
Consolidated Statement of Changes in Stockholders' Equity...........        8*
Consolidated Statement of Comprehensive Income/(Loss)...............      8-9*
Consolidated Statement of Cash Flows................................       10*
Notes to Consolidated Financial Statements..........................    11-40*

Report of Independent Registered Public Accounting Firm on
  Financial Statement Schedule......................................      S-2
Schedule II -- Valuation and Qualifying Accounts....................  S-3-S-4

*     Indicates page numbers in Chemed Corporation 2004 Annual Report to
      Stockholders.

      The consolidated financial statements of Chemed Corporation listed above, appearing in the 2004 Annual Report to Stockholders, are incorporated herein by reference. The Financial Statement Schedule should be read in conjunction with the consolidated financial statements listed above. Schedules not included have been omitted because they are not applicable or the required information is shown in the financial statements or notes thereto as listed above.

               REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING
                      FIRM ON FINANCIAL STATEMENT SCHEDULE

TO THE BOARD OF DIRECTORS
OF CHEMED CORPORATION

OUR AUDITS OF THE CONSOLIDATED FINANCIAL STATEMENTS REFERRED TO IN OUR REPORT DATED MARCH 22, 2005 APPEARING ON PAGE 5 OF THE 2004 ANNUAL REPORT TO STOCKHOLDERS OF CHEMED CORPORATION (WHICH REPORT AND CONSOLIDATED FINANCIAL STATEMENTS ARE INCORPORATED BY REFERENCE IN THIS ANNUAL REPORT ON FORM 10-K) ALSO INCLUDED AN AUDIT OF THE FINANCIAL STATEMENT SCHEDULE LISTED IN THE INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE ON PAGE S-1. IN OUR OPINION, THE FINANCIAL STATEMENT SCHEDULE PRESENTS FAIRLY, IN ALL MATERIAL RESPECTS, THE INFORMATION SET FORTH THEREIN WHEN READ IN CONJUNCTION WITH THE RELATED CONSOLIDATED FINANCIAL STATEMENTS.

/s/ PRICEWATERHOUSECOOPERS LLP
------------------------------
PRICEWATERHOUSECOOPERS LLP
CINCINNATI, OHIO
MARCH 22, 2005

                                                                     SCHEDULE II

                   CHEMED CORPORATION AND SUBSIDIARY COMPANIES
                        VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)
                                     DR/(CR)
                                    ADDITIONS

                                               (CHARGED)               APPLICABLE
                                                CREDITED   (CHARGED)       TO
                                  BALANCE AT    TO COSTS    CREDITED    COMPANIES                 BALANCE
                                  BEGINNING       AND       TO OTHER    ACQUIRED    DEDUCTIONS     AT END
         DESCRIPTION              OF PERIOD     EXPENSES    ACCOUNTS    IN PERIOD      (b)       OF PERIOD
----------------------------     -----------   ---------   ---------   ----------   ----------   ---------
ALLOWANCES FOR DOUBTFUL
ACCOUNTS (c)

  FOR THE YEAR 2004.........      $ (2,646)     $(5,983)    $     -     $ (4,946)     $ 6,031    $ (7,544)
                                  ========      =======     =======     ========      =======    ========

  FOR THE YEAR 2003 (a).....      $ (3,337)     $(1,497)    $     -     $      -      $ 2,188    $ (2,646)
                                  ========      =======     =======     ========      =======    ========

  FOR THE YEAR 2002 (a).....      $ (3,950)     $(1,866)    $     -     $      -      $ 2,479    $ (3,337)
                                  ========      =======     =======     ========      =======    ========

ALLOWANCES FOR DOUBTFUL
ACCOUNTS - NOTES
RECEIVABLE (d)

  FOR THE YEAR 2004.........      $   (323)     $   323     $     -     $      -      $     -    $      -
                                  ========      =======     =======     ========      =======    ========

  FOR THE YEAR 2003.........      $   (422)     $    99     $     -     $      -      $     -    $   (323)
                                  ========      =======     =======     ========      =======    ========

  FOR THE YEAR 2002.........      $   (900)     $   478     $     -     $      -      $     -    $   (422)
                                  ========      =======     =======     ========      =======    ========

                                                 (CHARGED)               APPLICABLE
                                                  CREDITED   (CHARGED)       TO
                                    BALANCE AT    TO COSTS    CREDITED    COMPANIES                 BALANCE
                                    BEGINNING       AND       TO OTHER    ACQUIRED    DEDUCTIONS     AT END
           DESCRIPTION              OF PERIOD     EXPENSES    ACCOUNTS    IN PERIOD      (b)       OF PERIOD
---------------------------------  -----------   ---------   ---------   ----------   ----------   ---------
VALUATION ALLOWANCE FOR
AVAILABLE-FOR-SALE SECURITIES (e)

  FOR THE YEAR 2004.........        $      -      $     -     $     -     $      -      $     -    $      -
                                    ========      =======     =======     ========      =======    ========

  FOR THE YEAR 2003.........        $  5,668      $     -     $  (278)    $      -      $(5,390)   $      -
                                    ========      =======     =======     ========      =======    ========

  FOR THE YEAR 2002.........        $  6,483      $     -     $   326     $      -      $(1,141)   $  5,668
                                    ========      =======     =======     ========      =======    ========

-------------------------
(a)   AMOUNTS WERE RECLASSIFIED FOR OPERATIONS DISCONTINUED IN 2004.

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

(c) CLASSIFIED IN CONSOLIDATED BALANCE SHEET AS A REDUCTION OF ACCOUNTS RECEIVABLE.

(d)   CLASSIFIED IN CONSOLIDATED BALANCE SHEET AS A REDUCTION OF OTHER ASSETS.

(e) WITH RESPECT TO THE VALUATION ALLOWANCE FOR AVAILABLE - FOR - SALE SECURITIES, AMOUNTS CHARGED OR CREDITED TO OTHER ACCOUNTS COMPRISE NET UNREALIZED HOLDING LOSSES OR GAINS ARISING DURING THE PERIOD.

                                INDEX TO EXHIBITS

                                                          Page Number
                                                              or
                                                   Incorporation by Reference
                                                --------------------------------
Exhibit                                         File No. and          Previous
Number                                          Filing Date          Exhibit No.
-------                                         ------------         -----------
  3.1     Certificate of Incorporation of       Form S-3                 4.1
          Chemed Corporation                    Reg. No. 33-44177
                                                11/26/91

  3.2     Certificate of Amendment to           Form S-4                 3.3
          Certificate of Incorporation          Reg. No. 333-115668
                                                5/20/04

  3.3     By-Laws of Chemed Corporation         Form 8-K                 1
          as amended November 5, 2004           11/5/04

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

  4.2     Chemed Capital Trust, dated           Schedule 13E-4           (b)(1)
          as of 12/23/99                        12/23/99

  4.3     Amended and Restated                  Schedule 13E-4A          (b)(2)
          Declaration of Trust of Chemed        2/7/00, Amendment
          Capital Trust, dated February         No. 2
          7, 2000

  4.4     Indenture, dated as of February       Form 10-K                4.4
          24, 2004 between Roto-Rooter, Inc.    3/12/04
          and LaSalle Bank National
          Association

  4.5     Indenture, dated as of February       Form 10-K                4.5
          24, 2004 among Roto-Rooter, Inc.,     3/12/04
          the subsidiary guarantors listed
          on Schedule I thereto and Wells
          Fargo Bank, N.A.

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

 10.6     Senior Subordinated Promissory        Form 8-K                 2.3
          Note dated as of October 11, 2002     10/11/02
          by and among PCI Holding Corp.
          and Chemed Corporation

 10.7     Common Stock Purchase Warrant         Form 8-K                 2.4
          dated as of October 11, 2002 by       10/11/02
          and between PCI Holding Corp.
          and Chemed Corporation

 10.8     1986 Stock Incentive Plan, as         Form 10- K               9
          amended through May 20, 1991          3/27/92, **

 10.9     1988 Stock Incentive Plan,            Form 10-K                10
          as amended through May 20, 1991       3/27/92, **

10.10     1993 Stock Incentive Plan             Form 10-K                10.8
                                                3/29/94, **

10.11     1995 Stock Incentive Plan             Form 10-K                10.14
                                                3/28/96, **

10.12     1997 Stock Incentive Plan             Form 10-K                10.10
                                                3/27/98, **

                                                       Page Number
                                                           or
                                                Incorporation by Reference
                                             ---------------------------------
Exhibit                                      File No. and           Previous
Number                                       Filing Date           Exhibit No.
-------                                      ------------          -----------
 10.13    1999 Stock Incentive Plan          Form 10-K                10.11
                                             3/29/00, **

 10.14    1999 Long Term Employee            Form 10-K                10.16
          Incentive Plan as amended          3/28/03, **
          through May 20, 2002

 10.15    2002 Stock Incentive Plan          Form 10-K                10.17
                                             3/28/03, **

 10.16    2002 Executive Long-Term           Form 10-Q                10.16
          Incentive Plan, as amended         8/19/04, **
          May 18, 2004

 10.17    2004 Stock Incentive Plan          Proxy Statement          A
                                             3/25/04

 10.18    Employment Contracts with          Form 10-K                10.12
          Executives                         3/28/89, **

 10.19    Amendment to Employment            Form 10-K                10.20
          Agreements with Kevin J.           3/28/03, **
          McNamara, Thomas C. Hutton
          and Sandra E. Laney
          dated August 7, 2002

 10.20    Amendment to Employment            Form 10-K                10.21
          Agreements with Timothy            3/28/03, **
          S. O'Toole and Arthur V.
          Tucker dated August 7, 2002

 10.21    Amendment to Employment            Form 10-K                10.20
          Agreement with Spencer S. Lee      3/12/04, **
          dated May 19, 2003

 10.22    Amendment to Employment            Form 10-K                10.16
          Agreement with Executives dated    3/28/02, **
          January 1, 2002

 10.23    Consulting Agreement between       Form 10-K                10.26
          Timothy S. O'Toole and PCI         3/28/03, **
          Holding Corp effective October
          11, 2002.

                                                           Page Number
                                                                or
                                                    Incorporation by Reference
                                                  -----------------------------
Exhibit                                           File No. and       Previous
Number                                            Filing Date       Exhibit No.
-------                                           ------------      -----------
10.24       Amendment No. 16 to Employment         Form 10-K           10.27
            Agreement with Sandra E. Laney         3/28/03, **
            dated March 1, 2003

10.25       Amendment No. 16 to Employment           *, **
            Agreement with Kevin J. McNamara
            dated May 18, 2004.

10.26       Employment Agreement with David          *, **
            P. Williams dated May 16, 1994;
            Amendment dated May 21, 2001, and
            Amendment dated May 19, 2003.

10.27       Excess Benefits Plan, as restated      Form 10-K           10.24
            and amended, effective June 1,         3/12/04, **
            2001

10.28       Amendment No. 1 to Excess Benefits     Form 10-K           10.25
            Plan, effective July 1, 2002           3/12/04, **

10.29       Amendment No. 2 to Excess Benefits     Form 10-K           10.26
            Plan, effective November 7, 2003       3/12/04, **

10.30       Non-Employee Directors' Deferred       Form 10-K           10.10
            Compensation Plan                      3/24/88, **

10.31       Chemed/Roto-Rooter Savings &           Form 10-K           10.25
            Retirement Plan, effective             3/25/99, **
            January 1, 1999

10.32       First Amendment to Chemed/             Form 10-K           10.22
            Roto-Rooter Savings & Retirement       3/28/02, **
            Plan effective September 6, 2000

10.33       Second Amendment to Chemed/            Form 10-K           10.23
            Roto-Rooter Savings & Retirement       3/28/02, **
            Plan effective January 1, 2001

10.34       Third Amendment to Chemed/             Form 10-K           10.24
            Roto-Rooter Savings & Retirement       3/28/02, **
            Plan effective December 12, 2001

                                                                               Page Number
                                                                                   or
                                                                        Incorporation by Reference
                                                                    -------------------------------------
Exhibit                                                             File No. and               Previous
Number                                                              Filing Date               Exhibit No.
-------                                                             ------------              -----------
10.35            Stock Purchase Agreement by and                    Form 8-K                     10.21
                 among Banta Corporation, Chemed                    10/13/97
                 Corporation and OCR Holding
                 Company

10.36            Directors Emeriti Plan                             Form 10-Q                    10.11
                                                                    5/12/88, **

10.37            Second Amendment to Split Dollar                   Form 10-K                    10.26
                 Agreement with Executives                          3/29/00, **

10.38            Split Dollar Agreements                            Form 10-K                    10.15
                 with Executives                                    3/28/96, **

10.39            Split Dollar Agreement with                        Form 10-K                    10.16
                 Edward L. Hutton                                   3/28/96, **

10.40            Promissory Note under the                          Form 10-K                    10.41
                 Executive Stock Purchase Plan                      3/28/01, **
                 with Kevin J. McNamara

10.41            Schedule to Promissory Note under                    *, **
                 the Executive Stock Purchase Plan
                 with Kevin J. McNamara

10.42            Roto-Rooter Deferred Compensation                  Form 10-K                    10.37
                 Plan No. 1, as amended January 1,                  3/28/01, **
                 1998

10.43            Roto-Rooter Deferred Compensation                  Form 10-K                    10.38
                 Plan No. 2                                         3/28/01, **

10.44            Agreement and Plan of Merger,                      Form 8-K                      99.2
                 dated as of December 18, 2003,                     12/19/03
                 among Roto-Rooter, Inc., Marlin
                 Merger Corp. and Vitas Healthcare
                 Corporation

                                                                 Page Number
                                                                     or
                                                         Incorporation by Reference
                                                     ----------------------------------
Exhibit                                              File No. and            Previous
Number                                               Filing Date            Exhibit No.
-------                                              -------------------    -----------
10.45      Credit Agreement, dated as of             Form 10-K                 10.46
           February 24, 2004, among                  3/12/04
           Roto-Rooter, Inc., the lenders
           from time to time parties thereto
           and Bank One, NA, as Administrative
           Agent.

10.46      Amended and Restated Credit                    *
           Agreement dated as of February 24,
           2005 among Chemed Corporation, the
           lenders from time to time, parties
           thereto and JP Morgan Chase Bank
           NA, as Administrative Agent.

10.47      Pledge and Security Agreement,            Form 10-K                 10.47
           dated as of February 24, 2004,            3/12/04
           among Roto-Rooter, Inc., the
           subsidiaries of Roto-Rooter, Inc.
           listed on the signature pages thereto
           and Bank One, NA, as Collateral Agent.

10.48      Guaranty Agreement, dated as of           Form 10-K                 10.48
           February 24, 2004, among the              3/12/04
           subsidiaries of Roto-Rooter, Inc.
           listed on the signature pages thereto
           and Bank One, NA, as Administrative
           Agent.

10.49      Collateral Sharing Agreement,             Form S-2                  10.49
           dated as of February 24, 2004             Reg. No. 333-115668
           among Bank One, NA, as Collateral         5/20/04
           Agent and Administrative Agent,
           Wells Fargo Bank, NA as Trustee,
           and Roto-Rooter, Inc.

10.50      Form of Restricted Stock Award                   *, **

10.51      Form of Stock Option Grant.                      *, **

12         Computation of Ratio of Earnings to
           Fixed Charges                                      *

13         2004 Annual Report to Stockholders                 *

14         Policies on Business Ethics of            Form 10-K                 14
           Chemed Corporation                        3/12/04

21         Subsidiaries of Chemed Corporation                 *

                                                                  Page Number
                                                                       or
                                                           Incorporation by Reference
                                                          -----------------------------
Exhibit                                                   File No. and       Previous
Number                                                    Filing Date       Exhibit No.
-------                                                   ------------      -----------
23          Consent of Independent Registered Public
            Accounting Firm                                     *

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

--------------------

* Filed herewith.

**Management contract or compensatory plan or arrangement.