Form 10-K/A
period 2004-12-31
CHEMED CORP
filed 2005-04-28
CIK 19584

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A
                                (AMENDMENT NO. 1)

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

                         Commission File Number: 1-8351

                               CHEMED CORPORATION

             (Exact name of registrant as specified in its charter)

                DELAWARE                                 31-0791746
      (State or other jurisdiction of                 (I.R.S. Employer
      incorporation or organization)              Identification Number)

2600 Chemed Center, 255 East Fifth Street,              45202-4726
            Cincinnati, Ohio                            (Zip Code)
 (Address of principal executive offices)

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

      At March 31, 2005, 12,647,493 shares of Chemed Capital Stock (par value $1 per share) were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

                            DOCUMENT                          WHERE INCORPORATED
----------------------------------------------------------    ------------------
2004 Annual Report to Stockholders (specified portions)       Parts I, II and IV
Proxy Statement for Annual Meeting to be held May 16, 2005              Part III

                                EXPLANATORY NOTE

      This Amendment No. 1 on Form 10-K/A to Chemed Corporation's (the "Company") Annual Report on Form 10-K for the year ended December 31, 2004 (the "Original Filing"), which was filed with the Securities and Exchange Commission on March 28, 2005 is being filed to amend the Original Filings as follows:

            - Item 9A is amended to update Management's Report on Internal Control Over Financial Reporting to include management's assessment of the effectiveness of the Company's internal control over financial reporting, and

            - The related report of the independent registered public accounting firm is included.

This Amendment No. 1 is filed pursuant to Securities and Exchange Commission Release No. 34-50754 which provides up to 45 additional days beyond the due date of the Original Filing for the filing of the above.

As a result of these amendments, the certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed as exhibits to the Original Filing, have been re-executed and re-filed as of the date of this Form 10-K/A.

Except for the amendments described above, this Form 10-K/A does not modify or update other disclosures in, or exhibits to, the Original Filing.

ITEM 9A. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

      Based on an evaluation, as of the end of the period covered by this Annual Report on Form 10-K/A, our President and Chief Executive Officer, Vice President and Chief Financial Officer and Vice President and Controller have concluded that our disclosure controls and procedures (as defined in the Exchange Act Rule 13a-15(e)) are effective to ensure that information required to be disclosed in the reports that the Company files under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms and are also effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the Company's management, including its President and Chief Executive Officer, Vice President and Chief Financial Officer and Vice President and Controller, to allow timely decisions regarding required disclosure.

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

            The management of Chemed Corporation is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting of the Company includes those policies and procedures that: (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions of the Company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the financial statements.

            Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

            The Company's management, under the supervision of and with the participation of the Company's President and Chief Executive Officer, Vice President and Chief Financial Officer, and Vice President and Controller, assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2004. Management's assessment is based on the criteria established in the Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. Based on this assessment, management has concluded that the Company maintained effective internal control over financial reporting as of December 31, 2004.

            The Company's independent registered public accounting firm, PricewaterhouseCoopers LLP, has audited our assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2004, as stated in their report which appears herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of Chemed Corporation:

In our opinion, management's assessment, included in the accompanying Management's Report on Internal Control Over Financial Reporting, that the Chemed Corporation maintained effective internal control over financial reporting as of December 31, 2004 based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control - Integrated Framework issued by COSO. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management's assessment and on the effectiveness of the Company's internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of Chemed Corporation at December 31, 2004 and 2003 and for each of the three years in the period ended December 31, 2004 and in our report dated March 22, 2005 we expressed and unqualified opinion thereon.

/s/ PricewaterhouseCoopers LLP

Cincinnati, Ohio
April 27, 2005

                                     PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

EXHIBITS
--------
3.1         Certificate of Incorporation of Chemed Corporation.*

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

10.21       Amendment to Employment Agreement with Spencer S. Lee dated May 19,
            2003.*,**

10.22       Amendment to Employment Agreements with Executives dated January 1,
            2002.*,**

10.23       Consulting Agreement between Timothy S. O'Toole and PCI Holding
            Corp. effective October 11, 2002.*,**

10.24       Amendment No. 16 to Employment Agreement with Sandra E. Laney dated
            March 1, 2003.*,**

10.25 Amendment No. 16 to Employment Agreement with Kevin J. McNamara dated May 18, 2004. *,**

10.26       Employment Agreement with David P. Williams dated May 16, 1994;
            Amendment dated May 21, 2001, and Amendment dated May 19, 2003. *,**

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

10.37       Second Amendment to Split Dollar Agreement with Executives.*,**

10.38       Split Dollar Agreement with Executives.*,**

10.39       Split Dollar Agreement with Edward L. Hutton.*,**

10.40       Promissory Note under the Executive Stock Purchase Plan with Kevin
            J. McNamara.*,**

10.41 Schedule to Promissory Note under the Executive Stock Purchase Plan with Kevin J. McNamara. *,**

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

10.46       Amended and Restated Credit Agreement, dated as of February 24,
            2005, among Chemed Corporation, the lenders from time to time parties thereto and JP Morgan Chase Bank, NA, as Administrative
            Agent,*

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

10.50       Form of Restricted Stock Award*,**

10.51       Form of Stock Option Grant*,**

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

                                       CHEMED CORPORATION

April 28, 2005                         By /s/ Kevin J. McNamara
                                          -------------------------
                                          Kevin J. McNamara
                                          President and Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

    Signature                                          Title                                 Date
----------------------                  -------------------------------------           ---------------
/s/ Kevin J. McNamara                   President and Chief Executive Officer
----------------------                  and a Director (Principal Executive
Kevin J. McNamara                       Officer)

/s/ David P. Williams                   Vice President and Chief
----------------------                  Financial Officer
David P. Williams                       (Principal Financial Officer)

/s/ Arthur V. Tucker, Jr.               Vice President and Controller                   April 28, 2005
------------------------                (Principal Accounting
Arthur V. Tucker, Jr.                   Officer)

Edward L. Hutton*                       Sandra E. Laney*
Donald Breen, Jr.*                      Timothy S. O'Toole*
Charles H. Erhart, Jr.*                 Donald E. Saunders*                             -- Directors
Joel F. Gemunder*                       George J. Walsh III*
Patrick P. Grace*                       Frank E. Wood*
Thomas C. Hutton*

----------
* Naomi C. Dallob by signing her name hereto signs this document on behalf of each of the persons indicated above pursuant to powers of attorney duly executed by such persons and filed with the Securities and Exchange Commission.

April 28, 2005                                   /s/ Naomi C. Dallob
                                                 -----------------------
Date                                             Naomi C. Dallob
                                                 (Attorney-in-Fact)

                                INDEX TO EXHIBITS

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

10.23            Consulting Agreement between                       Form 10-K                    10.26
                 Timothy S. O'Toole and PCI                         3/28/03, **
                 Holding Corp effective
                 October 11, 2002.

                                                                                  Page Number
                                                                                      or
                                                                          Incorporation by Reference
                                                                    -------------------------------------
Exhibit                                                             File No. and               Previous
Number                                                              Filing Date               Exhibit No.
-------                                                             ------------              -----------
10.24            Amendment No. 16 to Employment                     Form 10-K                    10.27
                 Agreement with Sandra E. Laney                     3/28/03, **
                 dated March 1, 2003

10.25            Amendment No. 16 to Employment                      Form 10-K                   10.25
                 Agreement with Kevin J. McNamara                    3/28/05, **
                 dated May 18, 2004.

10.26            Employment Agreement with David                     Form 10-K                   10.26
                 P. Williams dated May 16, 1994;                     3/28/05, **
                 Amendment dated May 21, 2001, and
                 Amendment dated May 19, 2003.

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

10.37            Second Amendment to Split Dollar                   Form 10-K                   10.26
                 Agreement with Executives                          3/29/00, **

10.38            Split Dollar Agreements                            Form 10-K                    10.15
                 with Executives                                    3/28/96, **

10.39            Split Dollar Agreement with                        Form 10-K                    10.16
                 Edward L. Hutton                                   3/28/96, **

10.40            Promissory Note under the                          Form 10-K                    10.41
                 Executive Stock Purchase Plan                      3/28/01, **
                 with Kevin J. McNamara

10.41            Schedule to Promissory Note under                  Form 10-K                    10.41
                 the Executive Stock Purchase Plan                  3/28/05, **
                 with Kevin J. McNamara

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

10.46            Amended and Restated Credit                        Form 10-K                   10.46
                 Agreement dated as of February 24,                 3/28/05
                 2005 among Chemed Corporation, the
                 lenders from time to time, parties
                 thereto and JP Morgan Chase Bank
                 NA, as Administrative Agent.

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

10.50            Form of Restricted Stock Award                     Form 10-K                     10.50
                                                                    3/28/05, **

10.51            Form of Stock Option Grant                         Form 10-K                     10.51
                                                                    3/28/05, **

                                                                                  Page Number
                                                                                      or
                                                                          Incorporation by Reference
                                                                    -------------------------------------
Exhibit                                                             File No. and               Previous
Number                                                              Filing Date               Exhibit No.
-------                                                             ------------              -----------
23               Consent of Independent Registered
                 Public Accounting Firm                                   *

24               Powers of Attorney                                   Form 10-K                    24
                                                                       3/28/05

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

----------
*     Filed herewith.

**    Management contract or compensatory plan or arrangement.