Form 10-Q
period 2005-03-31
CHEMED CORP
filed 2005-05-10
CIK 19584

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
                   Quarterly Report Under Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934

                        For Quarter Ended March 31, 2005

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

Class                               Amount                      Date

Capital Stock                  12,647,493 Shares            March 31,2005
$1 Par Value

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

    Item 1.  Financial Statements
             Consolidated Balance Sheet -
                March 31, 2005 and
                December 31, 2004                                        3

             Consolidated Statement of Operations -
                Three months ended
                March 31, 2005 and 2004                                  4

             Consolidated Statement of Cash Flows -
                Three months ended
                March 31, 2005 and 2004                                  5

             Notes to Unaudited Financial Statements                     6

    Item 2.  Management's Discussion and Analysis of
                Financial Condition and Results of
                Operations                                              15

    Item 3.  Quantitative and Qualitative Disclosures
                about Market Risk                                       23

    Item 4.  Controls and Procedures                                    23

PART II.   OTHER INFORMATION

    Item 5.  Other Information                                          24

    Item 6.  Exhibits                                                   24

                          PART I. FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS
                   CHEMED CORPORATION AND SUBSIDIARY COMPANIES
                      UNAUDITED CONSOLIDATED BALANCE SHEET
                 (IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)

                                                                  MARCH 31,   DECEMBER 31,
                                                                    2005         2004
                                                                 ----------   ------------
ASSETS
   Current assets
     Cash and cash equivalents                                   $   8,557    $  71,448
     Accounts receivable less allowances of
          $7,819 (2004 - $7,544)                                    81,880       64,663
     Inventories                                                     7,012        7,019
     Current deferred income taxes                                  33,559       31,250
     Current assets of discontinued operations                      15,162       13,397
     Prepaid expenses and other current assets                       8,461        9,842
                                                                 ---------    ---------
        Total current assets                                       154,631      197,619
   Investments of deferred compensation plans held in trust         19,415       18,317
   Other investments                                                 1,445        1,445
   Note receivable                                                  12,500       12,500
   Properties and equipment, at cost, less accumulated
     depreciation of $56,841 (2004 - $53,496)                       58,172       55,796

   Identifiable intangible assets less accumulated
     amortization of $6,195 (2004 - $5,174)                         75,904       76,924

   Goodwill                                                        436,820      432,732
   Noncurrent assets of discontinued operations                      5,717        5,705
   Other assets                                                     22,519       24,528
                                                                 ---------    ---------
          Total Assets                                           $ 787,123    $ 825,566
                                                                 =========    =========
LIABILITIES
   Current liabilities
     Accounts payable                                            $  40,470    $  37,777
     Current portion of long-term debt                               1,277       12,185
     Income taxes                                                   16,529       10,944
     Accrued insurance                                              26,087       26,350
     Accrued salaries and wages                                     22,656       17,030
     Current liabilities of discontinued operations                 21,929       22,117
     Other current liabilities                                      32,253       42,777
                                                                 ---------    ---------
        Total current liabilities                                  161,201      169,180
   Deferred income taxes                                            17,395       16,814
   Long-term debt                                                  234,738      279,510
   Deferred compensation liabilities                                19,357       18,311
   Noncurrent liabilities of discontinued operations                   802          811
   Other liabilities                                                 8,062        8,848
                                                                 ---------    ---------
          Total liabilities                                        441,555      493,474
                                                                 ---------    ---------
STOCKHOLDERS' EQUITY
   Capital stock - authorized 40,000,000 shares $1 par;
   issued 13,662,050 shares (2004 - 13,491,341 shares)              13,662       13,491
   Paid-in capital                                                 222,062      212,691
   Retained earnings                                               148,141      141,542
   Treasury stock - 1,014,557 shares (2004 - 983,128               (36,241)     (33,873)
   shares), at cost
   Unearned compensation                                            (3,836)      (3,590)
   Deferred compensation payable in Company stock                    2,318        2,375
   Notes receivable for shares sold                                   (538)        (544)
                                                                 ---------    ---------
          Total Stockholders' Equity                               345,568      332,092
                                                                 ---------    ---------
          Total Liabilities and Stockholders' Equity             $ 787,123    $ 825,566
                                                                 =========    =========

           See accompanying notes to unaudited financial statements.

       CHEMED CORPORATION AND SUBSIDIARY COMPANIES UNAUDITED CONSOLIDATED
                            STATEMENT OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                            THREE MONTHS ENDED MARCH 31,
                                                            ----------------------------
                                                               2005             2004
                                                            ----------       ----------
Continuing operations
   Service revenues and sales                               $ 218,637        $ 120,340
                                                            ---------        ---------
   Cost of services provided and goods sold
     (excluding depreciation)                                 152,952           78,849
   Selling, general and administrative expenses                36,595           28,212
   Depreciation                                                 3,920            3,061
   Amortization                                                 1,192              461
   Other expenses                                               1,324            8,783
                                                            ---------        ---------
     Total costs and expenses                                 195,983          119,366
                                                            ---------        ---------
     Income from operations                                    22,654              974
   Interest expense                                            (5,835)          (2,900)
   Loss on extinguishment of debt                              (3,971)          (3,330)
   Other income--net                                              727            1,479
                                                            ---------        ---------
     Income/(loss) before income taxes                         13,575           (3,777)
   Income taxes                                                (5,670)             626
   Equity in loss of affiliate                                      -           (4,105)
                                                            ---------        ---------
     Income/(loss) from continuing operations                   7,905           (7,256)
Discontinued operations, net of income taxes                      211              146
                                                            ---------        ---------
Net income/(loss)                                           $   8,116        $  (7,110)
                                                            =========        =========
Earnings/(Loss) Per Share
   Income/(loss) from continuing operations                 $    0.63        $   (0.66)
                                                            =========        =========
   Net income/(loss)                                        $    0.65        $   (0.65)
                                                            =========        =========
   Average number of shares outstanding                        12,576           10,912
                                                            =========        =========
Diluted Earnings/(Loss) Per Share
   Income/(loss) from continuing operations                 $    0.61        $   (0.66)
                                                            =========        =========
   Net income/(loss)                                        $    0.63        $   (0.65)
                                                            =========        =========
   Average number of shares outstanding                        12,955           10,912
                                                            =========        =========

Cash Dividends Per Share                                    $    0.12        $    0.12
                                                            =========        =========

            See accompanying notes to unaudited financial statements.

                   CHEMED CORPORATION AND SUBSIDIARY COMPANIES
                 UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (in thousands)

                                                                                   THREE MONTHS ENDED
                                                                                        MARCH 31,
                                                                               ---------------------------
                                                                                  2005             2004
                                                                               ----------       ----------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income/(loss)                                                           $    8,116       $   (7,110)
   Adjustments to reconcile net income/(loss) to net cash provided
      (used) by operating activities:
         Depreciation and amortization                                              5,112            3,522
         Write off unamortized debt issuance costs                                  2,871                -
         Provision for deferred income taxes                                       (1,892)          (1,341)
         Provision for uncollectible accounts receivable                            1,530              883
         Noncash long-term incentive compensation                                     948            4,988
         Amortization of debt issuance costs                                          522                -
         Discontinued operations                                                     (211)            (146)
         Equity in loss of affiliate                                                    -            4,105
         Changes in operating assets and liabilities, excluding
            amounts acquired in business combinations
               Increase in accounts receivable                                    (18,747)          (4,170)
               Decrease/(increase) in inventories                                       7              (20)
               Decrease in prepaid expenses and
                  other current assets                                              1,381            7,250
               Decrease in accounts payable and other current liabilities          (9,808)         (24,248)
               Increase in income taxes                                             7,484              848
               Decrease/(increase) in other assets                                   (882)             358
               Increase in other liabilities                                          635            1,317
         Noncash expense of internally financed ESOPs                                 286              474
         Other uses                                                                  (419)            (991)
                                                                               ----------       ----------
            Net cash used by continuing operations                                 (3,067)         (14,281)
            Net cash provided/(used) by discontinued operations                    (1,081)           1,330
                                                                               ----------       ----------
            Net cash used by operating activities                                  (4,148)         (12,951)
                                                                               ----------       ----------
CASH FLOWS FROM INVESTING ACTIVITIES
   Capital expenditures                                                            (6,201)          (1,653)
   Business combinations, net of cash acquired                                     (4,401)        (324,075)
   Net uses from discontinued operations                                             (817)            (448)
   Proceeds from sales of property and equipment                                       36              166
   Return of merger deposit                                                             -           10,000
   Other uses                                                                        (136)            (105)
                                                                               ----------       ----------
            Net cash used by investing activities                                 (11,519)        (316,115)
                                                                               ----------       ----------
CASH FLOWS FROM FINANCING ACTIVITIES
   Repayment of long-term debt                                                   (140,680)         (92,178)
   Proceeds from long-term debt                                                    85,000          295,000
   Increase in cash overdrafts payable                                              8,023            4,518
   Issuance of capital stock, net of costs                                          4,208           97,234
   Debt issuance costs                                                             (1,555)         (13,095)
   Dividends paid                                                                  (1,517)          (1,209)
   Purchases of treasury stock                                                       (833)          (2,202)
   Net increase in revolving line of credit                                             -           25,000
   Repayment of stock subscription note receivable                                      -            8,053
   Other sources                                                                      130              293
                                                                               ----------       ----------
            Net cash provided/(used) by financing activities                      (47,224)         321,414
                                                                               ----------       ----------
DECREASE IN CASH AND CASH EQUIVALENTS                                             (62,891)          (7,652)
Cash and cash equivalents at beginning of year                                     71,448           50,688
                                                                               ----------       ----------
Cash and cash equivalents at end of period                                     $    8,557       $   43,036
                                                                               ==========       ==========

      See accompanying notes to unaudited financial statements.

                  CHEMED CORPORATION AND SUBSIDIARY COMPANIES
                     Notes to Unaudited Financial Statements

1.    BASIS OF PRESENTATION

      As used herein, the terms "We," "Company" and "Chemed" refer to Chemed Corporation or Chemed Corporation and its consolidated subsidiaries.

      We have prepared the accompanying unaudited consolidated financial statements of Chemed in accordance with Rule 10-01 of SEC Regulation S-X. Consequently, we have omitted certain disclosures required under generally accepted accounting principles for complete financial statements. However, in our opinion, the financial statements presented herein contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position, results of operations and cash flows of the Company. These financial statements should be read in conjunction with the Consolidated Financial Statements and related notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2004. Certain 2004 amounts have been reclassified to conform with the current period presentation.

      We use Accounting Principles Board Opinion No. 25 ("APB 25"), Accounting for Stock Issued to Employees, to account for stock-based compensation. Since the Company's stock options qualify as fixed options under APB 25 and since the option price equals the market price on the date of a grant, there is no compensation expense for stock options. Stock awards are expensed during the period the related services are provided.

      The following table illustrates the effect on net income and earnings per share if the Company had applied the fair-value-recognition provisions of Financial Accounting Standards Board ("FASB") Statement No. 123, Accounting for Stock-Based Compensation (as amended) (in thousands, except per share data):

                                                  Three Months Ended March 31,
                                                 -----------------------------
                                                    2005               2004
                                                 ----------         ----------
Net income/(loss) as reported                    $    8,116         $   (7,110)

Add: stock -based compensation expense
      included in net income as reported,
         net of income tax effects                    1,139              3,703

Deduct: total stock-based
   employee compensation determined under
   a fair-value- based method for all
   stock options and awards, net of
   income tax effects                                (2,298)            (3,916)
                                                 ----------         ----------

Pro forma net income/(loss)                      $    6,957         $   (7,323)
                                                 ==========         ==========

Earnings/(loss) per share
   As reported                                   $     0.65         $    (0.65)
                                                 ==========         ==========
   Pro forma                                     $     0.55         $    (0.67)
                                                 ==========         ==========

Diluted earnings/(loss) per share

   As reported                                   $     0.63         $    (0.65)
                                                 ==========         ==========
   Pro forma                                     $     0.54         $    (0.67)
                                                 ==========         ==========

We calculated the above data using the Black-Scholes option-valuation method to value the Company's options granted in 2005 and prior years.

2.    SEGMENTS

      Service revenues and sales and aftertax earnings by business segment follow (in thousands):

                                                Three Months Ended March 31,
                                                ----------------------------
                                                   2005             2004
                                                ----------       -----------
Service Revenues and Sales
VITAS (a)                                        $ 145,990       $  51,112
Roto-Rooter                                         72,647          69,228
                                                 ---------       ---------
    Total                                          218,637       $ 120,340
                                                 =========       =========

Aftertax Earnings
VITAS (a)                                        $   9,369(b)    $   2,597
Roto-Rooter                                          7,145(c)        4,237(c)
                                                 ---------       ---------
    Total Segment earnings/(loss)                   16,514           6,834
Corporate                                           (8,609)(d)      (9,985)(d)
Equity in loss of affiliate (VITAS)                      -          (4,105)(e)
Discontinued operations (f)                            211             146
                                                 ---------       ---------
    Net income/(Loss)                            $   8,116       $  (7,110)
                                                 =========       =========

----------
(a) Amounts include consolidated operations of VITAS beginning on February 24, 2004, the date on which the Company acquired the controlling interest in VITAS. Total service revenues for VITAS for the three months ended March 31, 2004 were $123,982,000.

(b) Amount for 2005 includes $182,000 aftertax cost of the long-term incentive plan ("LTIP") in March 2005.

(c) Amount for 2005 includes $153,000 aftertax cost of the LTIP in March 2005 and a favorable adjustment to casualty insurance of $1,014,000 aftertax related to prior quarters' favorable experience. Amount for 2004 includes $982,000 aftertax cost of the LTIP in March 2004.

(d) Amount for 2005 includes $360,000 aftertax cost of the LTIP in March 2005, a noncash aftertax charge of $137,000 for accelerating the vesting on stock options and $2,523,000 aftertax loss on the extinguishment of debt. Amount for 2004 includes $4,741,000 aftertax cost of the LTIP in March 2004 and $2,164,000 aftertax loss on the extinguishment of debt.

(e) Amount for 2004 represents the Company's 37% equity in the loss of VITAS through February 23, 2004. During the period from January 1, 2004 through February 23, 2004, VITAS incurred the following aftertax expenses related to the sale of its business to the Company (in thousands):

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
                                                                             ========

(f) Amounts represent the income from the operations of Service America, discontinued in the fourth quarter of 2004

3.    EARNINGS/(LOSS) PER SHARE

      Earnings/(loss) per common share are computed using the weighted average number of shares of capital stock outstanding. Earnings/(loss) and diluted earnings/(loss) per share for 2005 and 2004 are computed follows (in thousands, except per share data):

Income/(loss) from Continuing Operations -                Income            Shares             Income
   For the Three Months Ended March 31,                 (Numerator)      (Denominator)        Per Share
------------------------------------------              -----------      -------------        ---------
2005
  Earnings                                               $   7,905           12,576           $    0.63
                                                                                              =========
  Dilutive stock options                                         -              353
  Nonvested stock awards                                         -               26
                                                         ---------           ------
  Diluted earnings                                       $   7,905           12,955           $    0.61
                                                         =========           ======           =========

2004
  Loss and diluted loss (a)                              $  (7,256)          10,912           $   (0.66)
                                                         =========           ======           =========

Net Income/(loss) -
  For the Three Months Ended March 31,
2005
  Earnings                                               $   8,116           12,576           $    0.65
                                                                                              =========
  Dilutive stock options                                         -              353
  Nonvested stock awards                                         -               26
                                                         ---------           ------
  Diluted earnings                                       $   8,116           12,955           $    0.63
                                                         =========           ======           =========
2004
  Loss and diluted loss (a)                              $  (7,110)          10,912           $   (0.65)
                                                         =========           ======           =========

----------
(a) Because the company recorded a loss from continuing operations in 2004, all potentially dilutive securities are anti-dilutive on the loss per share from continuing operations. As a result, all potentially dilutive securities are excluded from all loss per share computations for 2004.

      At March 31, 2005 there were 168,800 options outstanding that were excluded from the computation of diluted average shares outstanding because their exercise price of $76.26 exceeded the average stock price during the period the options were outstanding. These options were granted on March 11, 2005.

4.    OTHER EXPENSES

      Other expenses from continuing operations for 2005 and 2004 include following (in thousands):

                                              Three Months Ended March 31,
                                              ----------------------------
                                                 2005              2004
                                              ---------          ---------
Long-term incentive compensation              $   1,109          $   8,783
Cost of accelerating the vesting
   of stock options                                 215                  -
                                              ---------          ---------
      Total other expenses (see Note 7)       $   1,324          $   8,783
                                              =========          =========


5.    OTHER INCOME-NET

      Other income-net comprises the following (in thousands):

                                          Three Months Ended March 31,
                                          ----------------------------
                                            2005                2004
                                          --------            --------
Interest income                           $    650            $    508
Market valuation gains on trading
   investments of employee benefit
   trust                                        87                 996
Loss on disposal of property and
   equipment                                   (29)                (51)
Other--net                                      19                  26
                                          --------            --------
      Total other income--net             $    727            $  1,479
                                          ========            ========

6.    BUSINESS COMBINATIONS

      During the first quarter of 2005, we completed one business combination in the VITAS segment and one business combination in the Roto - Rooter segment. The VITAS business acquired provides hospice services in the Pittsburgh, PA area and the Roto-Rooter business acquired provides drain cleaning and plumbing services using the Roto-Rooter name in Greensboro, NC. The results of operations of the Roto-Rooter businesses acquired were not material to the Company's results of operations. The unaudited pro forma results of operations, assuming all VITAS segment business combinations completed in 2004 and 2005 were completed on January 1, 2004, are presented below (in thousands, except per share data):

                                           Three Months Ended March 31,
                                         --------------------------------
                                             2005                2004
                                         ------------        ------------
Service revenues and sales               $    219,320        $    196,046
Net income/(loss)                               8,129              (1,958)
Earnings/(loss) per share                        0.65               (0.16)
Diluted earnings/(loss) per share                0.63               (0.16)

         The excess of the purchase price over the fair value of the net assets acquired in purchase business combinations is classified as goodwill. On a preliminary basis, the purchase price of all businesses acquired in the first quarter of 2005 has been allocated as follows (in thousands):

Working capital                         $   215
Property and equipment                      147
Goodwill                                  4,039
                                        -------
   Total                                $ 4,401
                                        =======

All of the goodwill acquired in 2005 is expected to be deductible for tax purposes. Of the total goodwill acquired in 2005, $3,639,000 relates to the VITAS segment and $400,000 to the Roto-Rooter segment.

7.    2002 EXECUTIVE LONG-TERM INCENTIVE PLAN

      During the first quarter of 2005, the price of the Company's stock exceeded $70 per share for 30 trading days, thus fulfilling one of the performance targets set forth in the 2002 Executive Long-Term Incentive Plan ("LTIP"). On March 11, 2005, the

Compensation/Incentive Committee of the Board of Directors ("CIC") approved a payout of 12,500 shares of capital stock under the LTIP. The pretax expense of this award for continuing operations, including payroll taxes and benefit costs, was $1,109,000 ($695,000 aftertax).

      During January 2004, the price of the Company's stock exceeded $50 per share for more than 10 consecutive trading days, fulfilling one of the performance targets of the LTIP. In February 2004, the CIC approved a payout under the LTIP in the aggregate amount of $7.8 million ($2.8 million in cash and 84,633 shares of capital stock). The pretax expense of this award for continuing operations, including payroll taxes and benefit costs, was $8,783,000 ($5,723,000 aftertax).

      As of March 31, 2005, no accrual for awards under the remaining components of the LTIP was made since it is not probable that any of the awards will be earned and paid.

8. LONG-TERM DEBT AND EXTINGUISHMENT OF DEBT

      In February 2005, we prepaid $110 million of the Floating Rate Notes due 2010. In addition, we amended our term loan and revolving credit facility with JPMorgan Chase Bank to provide for a term loan of $85 million due August 2010 and a $175 million revolving credit facility expiring February 2010. In connection with these transactions we recorded a loss on the extinguishment of debt of $3,971,000 in the first quarter of 2005 that comprised a prepayment penalty of $1,100,000 on the Floating Rate Notes and the write-off of $2,871,000 of unamortized debt issuance costs for the Floating Rate Notes and the previous term loan.

      The Company is in compliance with all debt covenants as of March 31, 2005 and projects that it will remain in compliance during the remainder of 2005. As of March 31, 2005, the Company has approximately $151.1 million available lines of credit eligible to be drawn down under its revolving credit facility.

9. LOANS RECEIVABLE FROM INDEPENDENT CONTRACTORS

      The Roto-Rooter segment sublicenses with approximately sixty independent contractors to operate certain plumbing repair and drain cleaning businesses in lesser-populated areas of the United States and Canada. As of March 31, 2005, the Company had notes receivable from its independent contractors totaling $2,740,000 (December 31, 2004-$2,781,000). In most cases these loans are fully or partially secured by equipment owned by the contractor. The interest rates on the loans range from 5% to 8% per annum and the remaining terms of the loans range from two months to 5.4 years at March 31, 2005. During the quarter ended March 31, 2005, we recorded revenues of $4,608,000 (2004-$4,091,000) and pretax profits of $1,683,000 (2004-$1,552,000) from our independent contractors.

      Effective January 1, 2004, we adopted the provisions of Financial Accounting Standards Board ("FASB") Interpretation No. 46R "Consolidation of Variable Interest Entities--an interpretation of Accounting Research Bulletin No. 51 (revised)" ("FIN 46R") relative to the Company's contractual relationships with its independent contractors. FIN 46R requires the primary beneficiary of a Variable Interest Entity ("VIE") to consolidate the accounts of the VIE. We have evaluated our relationships with our independent contractors based upon guidance provided in FIN 46R and have concluded that many of the contractors who have loans payable to us may be VIE's. Due to the limited financial data available from these independent entities we have not been able to perform the required analysis to determine which, if any, of these relationships are VIE's or the primary beneficiary of these potential VIE relationships. We are continuing to request appropriate information to enable us to evaluate these potential VIE relationships. We believe consolidation, if required, of the accounts of any VIE's for which the Company might be the primary beneficiary would not materially impact the Company's financial position or results of operations. Instead, consolidation of some, if any, of these arrangements is more likely to result in a "grossing up" of amounts such as revenues and expenses with no net change in the Company's net income or cash flow.

10. PENSION AND RETIREMENT PLANS

      All of the Company's plans that provide retirement and similar benefits are defined contribution plans. Expenses for the Company's pension and profit-sharing plans, ESOP's, excess benefit plans and other similar plans comprise the following (in thousands):

For the three months ended March 31, 2005         $ 2,699
For the three months ended March 31, 2004           3,372

11. LITIGATION

      The Company is party to a class action lawsuit filed in the Third Judicial Circuit Court of Madison County, Illinois in June of 2000 by Robert Harris, alleging certain Roto-Rooter plumbing was performed by unlicensed employees. The Company contests these allegations and believes them without merit. Plaintiff moved for certification of a class of customers in 32 states who allegedly paid for plumbing work performed by unlicensed employees. Plaintiff also moved for partial summary judgment on grounds the licensed apprentice plumber who installed his faucet did not work under the direct personal supervision of a licensed master plumber. On June 19, 2002, the trial judge certified an Illinois-only plaintiffs class and granted summary judgment for the named party Plaintiff on the issue of liability, finding violation of the Illinois Plumbing License Act and the Illinois Consumer Fraud Act through Roto-Rooter's representation of the licensed apprentice as a plumber. The court has not yet ruled on certification of a class in the remaining 31 states. In December 2004, the Company reached a tentative resolution of this matter with the plaintiff. This proposed settlement has not yet been finalized by the parties nor approved by the court. Nonetheless, the Company, in anticipation of such approval, accrued $3.1 million in the fourth quarter of 2004 as the anticipated cost of settling this litigation.

      VITAS is party to a class action lawsuit filed in the Superior Court of California, Los Angeles County, in April of 2004 by Ann Marie Costa, Ana Jimenez, Maria Ruteaya and Gracetta Wilson alleging failure to pay overtime wages and to provide meal and break periods to California nurses, home health aides and licensed clinical social workers. The Company contests these allegations and believes them without merit. Due to the complex legal and other issues involved, it is not presently possible to estimate the amount of liability, if any, related to this case. Management cannot provide assurance the Company will ultimately prevail in it. Regardless of outcome, such litigation can adversely affect the Company through defense costs, diversion of management's time, and related publicity.

12. RELATED PARTY AGREEMENT

      In October 2004, VITAS entered into a pharmacy services agreement ("Agreement") with Omnicare, Inc. ("OCR") whereby OCR will provide specified pharmacy services for VITAS and its hospice patients in geographical areas served by both VITAS and OCR. The Agreement has an initial term of three years that renews automatically thereafter for one-year terms. Either party may cancel the Agreement at the end of any term by giving written notice at least 90 days prior to the end of said term. Under the agreement, VITAS made purchases of $2,456,000 from OCR during the first quarter of 2005. Mr. E. L. Hutton is non-executive Chairman and a director of the Company and OCR. Also, Mr. Joel F. Gemunder, President and Chief Executive Officer of OCR, and Ms. Sandra Laney are directors of both OCR and the Company. Nonetheless, we believe that the terms of the Agreement are no less favorable to VITAS than we could negotiate with an unrelated party.

13. DISCONTINUED OPERATIONS

      Discontinued operations comprises the operating results of Service America, discontinued in December 2004 (in thousands except per share data):

                                   For the Three Months Ended
                                           March 31,
                                   ---------------------------
                                      2005             2004
                                   ----------       ----------
Income before income taxes         $      332       $      275
Income taxes                             (121)            (129)
                                   ----------       ----------
   Net income                      $      211       $      146
                                   ==========       ==========

Earnings per share and
   diluted earnings per share      $      .02       $      .01
                                   ==========       ==========

Service revenues and sales         $    8,034       $   10,708
                                   ==========       ==========

      The corporation that acquired Service America, Service America Enterprise, Inc. ("Enterprise"), purchased the substantial majority of Service America's assets in exchange for Enterprise's assuming substantially all of Service America's liabilities. Included in the assets acquired is a receivable from the Company for approximately $4.7 million. The Company paid $1 million of this receivable upon closing and will pay the remainder over the following year in 11 equal installments. The disposition of Service America was completed on May 5, 2005.

14. CAPITAL STOCK SPLIT

      On March 11, 2005, the Board of Directors of the Company approved a 2-for-1 stock split in the form of a 100% stock dividend to shareholders of record at the close of business on April 22, 2005. This stock split is payable May 11, 2005 and is not reflected in these financial statements.

      When the stock split becomes effective in May 2005, there will be twice as many shares of capital stock outstanding as there were prior to the split. Had the stock split occurred on March 31, 2005, the book value of capital stock would have increased $13,662,000 and the book value of paid-in capital would have declined by the same amount, with no net effect on shareholders' equity. Under Delaware law, the par value of the capital stock remains $1 per share. Once the stock split is effective in the second quarter of 2005, all prior per share data will be restated to retroactively reflect the impact of the stock split on the average number of shares outstanding. Accordingly, the share and per share data for the first quarter of 2005 and 2004 giving effect to the stock split follows (in thousands, except per share data):

                                             Three Months Ended March 31,
                                           --------------------------------
                                               2005                2004
                                           -------------      -------------
Earnings/(Loss) Per Share
    Income/(loss) from
       operations                          $        0.31      $       (0.33)
                                           =============      =============
    Net Income/(loss)                      $        0.32      $       (0.33)
                                           =============      =============

Diluted Earnings/(Loss) Per Share
    Income/(loss) from continuing
       operations                          $        0.31      $       (0.33)
                                           =============      =============
    Net Income/(loss)                      $        0.31      $       (0.33)
                                           =============      =============

Average Number of Shares Outstanding
    Earnings/(loss) per share              $      25,152      $      21,824
                                           =============      =============
    Diluted earnings/(loss) per share      $      25,910      $      21,824
                                           =============      =============

15. RECENT ACCOUNTING STATEMENTS

      In December 2004, FASB issued Statement of Financial Accounting Standards ("SFAS") No. 123 (revised 2004) "Share-Based Payment" ("SFAS No. 123R"), which requires companies to recognize in the income statement the grant-date fair value of stock options and other equity-based compensation issued to employees and disallows the use of the intrinsic value method of accounting for stock options, but expresses no preference for a type of valuation model. This statement supersedes APB No. 25, but does not change the accounting guidance for share-based payment transactions with parties other than employees provided in SFAS No. 123 as originally issued. Based on recent action by the Securities and Exchange Commission ("SEC"), SFAS No. 123R will be effective as of the beginning of the Company's next fiscal year (January 1, 2006). We are evaluating our stock incentive programs and most likely will significantly reduce the number of stock options granted after December 31, 2005. In March 2005, the Board of Directors approved immediate vesting of all unvested stock options to avoid recognizing approximately $951,000 of pretax expense that would have been charged to income under SFAS No. 123R during the five quarters beginning on January 1, 2006. The $215,000 cost of accelerating the vesting of these options is included in the determination of income from continuing operations for the first quarter of 2005. As a result, we do not expect the implementation of SFAS No. 123R in the first quarter of 2006 to have a significant impact on our financial condition, results of operations or cash flows.

      In December 2004, the FASB issued SFAS No. 151 "Inventory Costs, an Amendment of ARB No. 43, Chapter 4" ("SFAS No. 151"). SFAS No. 151 clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material and requires that these items be recognized as current period charges. SFAS No. 151 applies to inventory costs incurred only during periods beginning after the effective date and also requires that the allocation of fixed production overhead to conversion costs be based on the normal capacity of the production facilities. SFAS No. 151 is effective for the Company's fiscal year beginning January 1, 2005. Implementation of this statement in 2005 did not have a material impact on our financial condition, results of operations or cash flows.

      In December 2004, FASB issued SFAS Statement No. 153 "Exchanges of Non-monetary Assets, An Amendment of APB Opinion No. 29" ("SFAS No. 153"). SFAS No. 153 eliminates the exception for exchange of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. SFAS No. 153 is effective for nonmonetary assets and exchanges occurring in fiscal periods beginning after June 15, 2005. As we do not engage in exchanges of non-monetary assets, we do not anticipate implementation of this statement will have significant impact on our financial conditions, results of operations or cash flows.

NOTE 16. OIG INVESTIGATION

      On April 7, 2005, the Company announced the Office of Inspector General ("OIG") for the Department of Health and Human Services has served VITAS with civil subpoenas relating to VITAS' alleged failure to appropriately bill Medicare and Medicaid for hospice services. As part of this investigation, the OIG has selected medical records for 320 past and current patients from VITAS' three largest programs for review. It also seeks policies and procedures from 1998 to present covering admissions, certifications, recertifications, and discharges.

      The OIG has not disclosed the origin of the subpoenas or investigation. We are unable to predict the outcome of the investigation or the impact, if any, that the investigation may have on the business, results of operations, liquidity or capital resources. Regardless of outcome, responding to the subpoenas can adversely affect the Company through defense costs, diversion of management's time and related publicity.

NOTE 17. CASH OVERDRAFTS PAYABLE

      Included in accounts payable at March 31, 2005 are cash overdrafts payable of $9,288,000 (December 31, 2004 - $1,265,000).

                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

LIQUIDITY AND CAPITAL RESOURCES
      Significant changes in the balance sheet accounts from December 31, 2004 to March 31, 2005 include the following:

      - The $62.8 million decline in cash and cash equivalents from $71.4 million at December 31, 2004 to $8.6 million at March 31, 2005 is primarily attributable to the use of cash to reduce the Company's total long-term debt by $55.7 million from $291.7 million at December 31, 2004 to $236.0 million at March 31, 2005. The remainder of the decline is due to the timing of the receipt of Medicare payments by VITAS at the end of 2004 versus such timing at March 31, 2005.

      - The increase in accounts receivable from $64.7 million at December 31, 2004 to $81.9 million at March 31, 2005 is due to the timing of the receipt of Medicare payments at the end of 2004 versus such timing at March 31, 2005 (a $19.6 million payment from Medicare was received on April 1, 2005). Also, VITAS' higher revenues for the first quarter of 2005 as compared with the fourth quarter of 2004 and the delay in the receipt of Medicare payments for recently acquired operations and certain new start operations contributed to this increase. The delay in the receipt of Medicare payments for recent acquisitions and new starts is due to the timing of receipt of Medicare program licenses. Payment of these amounts and receipt of licenses is expected during the next several months.

      - The increase in accrued salaries and wages from $17.0 million at December 31, 2004 to $22.7 million at March 31, 2005 is due largely to the difference in the timing of payroll disbursements.

      - The $10.6 million decline in other current liabilities from $42.8 million at December 31, 2004 to $32.2 million at March 31, 2005 is largely attributable to the payment of 2004 incentive compensation and supplemental thrift plan contributions during 2005. The payment of various severance and divestiture liabilities also contributed to this decline.

      Net cash used by continuing operations declined $11.2 million from $14.3 million for the first three months of 2004 to $3.1 million for the first three months of 2005, due primarily to a higher level of cash generated by Roto-Rooter operations in 2005 ($6.4 million), a lower cash LTIP payout in 2005 ($2.8 million) and a lower cash prepayment penalty on the early extinguishment of debt in 2005 ($2.2 million).

      At March 31, 2005, we had approximately $151.1 million available lines of credit eligible to be drawn down under our amended credit agreement with JPMorgan Chase. Management believes its liquidity and sources of capital are satisfactory for the Company's needs in the foreseeable future.

COMMITMENTS AND CONTINGENCIES

      Collectively, the terms of the credit agreements provide that the Company is required to meet various financial covenants, to be tested quarterly, beginning with the quarter ending June 30, 2005. In connection therewith, we are in compliance with all financial and other debt covenants as of March 31, 2005 and anticipate remaining in compliance throughout 2005.

      In connection with the sale of Patient Care in 2002, $5.0 million of the cash purchase price was placed in escrow pending collection of third-party payer receivables on Patient Care's balance sheet at the sale date. To date, $4.2 million has been returned and the remainder is being withheld pending the settlement of certain third-party payer claims. Based on Patient Care's collection history, we believe that the significant majority of the disputed amounts will be resolved in Patient Care's favor and most of the withheld escrow will be returned to the Company. We also have accounts receivable from Patient Care for the post-closing balance sheet valuation ($1.3 million) and for expenses paid by us after closing on Patient Care's behalf ($1.6 million). The Company is in litigation with Patient Care over various issues, including the collection of these amounts. We believe these balances represent valid claims, are fairly stated and are fully collectible; nonetheless, an unfavorable determination by the courts could result in the write-off of all or a portion of these balances.

RESULTS OF OPERATIONS

FIRST QUARTER 2005 VERSUS FIRST QUARTER 2004-CONSOLIDATED RESULTS

      The Company's service revenues and sales for the first quarter of 2005 increased 82% versus revenues for the first quarter of 2004. This $98.3 million increase was attributable to the acquisition of VITAS on February 24, 2004 and to the following (dollar amounts in thousands):

                                        Increase/(Decrease)
                                        -------------------
                                        Amount      Percent
                                        -------     -------
VITAS (acquired February 24, 2004)      $94,878       185.6%
Roto-Rooter
     Plumbing                             2,120         8.1
     Drain Cleaning                         471         1.6
     Other                                  828         5.8
                                        -------
              Total                     $98,297        81.7%
                                        =======

      VITAS' revenues for the first quarter of 2005 included revenues from the following sources (in thousands):

Routine home care                  $100,872
Continuous home care                 24,271
General inpatient care               20,678
Respite and custodial care              169
                                   --------
    Total                          $145,990
                                   ========

Approximately 97% of VITAS' revenues for the period was from Medicare and Medicaid.

      The increase in plumbing revenues for the first quarter of 2005 versus 2004 comprises a 4.4% increase in the number of jobs performed and a 3.7% increase in the average price per job. The increase in drain cleaning revenues for the first quarter of 2005 versus 2004 comprised a 3.3% decline in the number of jobs offset by a 4.9% increase in the average price per job. The increase in other revenues for the first quarter of 2005 versus 2004 is attributable primarily to increases in independent contractor operations and other services.

      The consolidated gross margin was 30.0% in the first quarter of 2005 as compared with 34.5% in the first quarter of 2004, largely due to the acquisition of VITAS on February 24, 2004. In 2004 VITAS accounted for 42% of total revenues and 26% of total gross profit. For the 2005 quarter these percentages were 67% and 47%, respectively. Thus, VITAS' lower gross profit margin had a more significant impact on overall margins in 2005. On a segment basis, VITAS' gross margin was 21.1% in the first quarter of 2005 and 20.8% in the first quarter of 2004. The Roto-Rooter segment's gross margin increased 3.5% points to 48.1%, largely due to a favorable adjustment to the casualty insurance accruals related to prior periods' experience and to lower training wages as a percentage of revenues, in the first quarter of 2005 versus 2004.

      Selling, general and administrative expenses ("SG&A") for the first quarter of 2005 were $36,595,000, an increase of $8,383,000 (29.7%) versus the first quarter of 2004. Almost all of the increase was attributable to the increased SG&A of the VITAS segment, acquired February 24, 2004. Similarly, the $859,000 increase in depreciation expense and $731,000 increase in amortization expense for the first quarter of 2005 versus the first quarter of 2004 are primarily due to the VITAS segment.

      Other expenses for the first quarter declined $7,459,000 from $8,783,000 in 2004 to $1,324,000 in 2005 due primarily to lower expenses of the long-term incentive program ("LTIP") in 2005 versus 2004.

      Income from operations increased $21,680,000 from $974,000 in the first quarter of 2004 to $22,654,000 in the first quarter of 2005. The increase comprises (in thousands):

                                                                 Increase/
                                                                 (Decrease)
                                                                 ---------
Higher income from operations of VITAS
   (acquired February 24, 2004)                                  $  10,085
Lower other expenses in 2005 versus 2004, largely
   due to lower LTIP expenses in 2005 versus 2004                    7,459
Higher gross profit margin of the Roto-Rooter segment
   in 2005 versus 2004 due to higher revenues, the
   favorable adjustment to the casualty insurance
   accruals and lower training wages                                 4,051
All other                                                               85
                                                                 ---------
     Total                                                       $  21,680
                                                                 =========

      Interest expense, substantially all of which is incurred at Corporate, increased from $2,900,000 in the first quarter of 2004 to $5,835,000 in the 2005 quarter. This increase is due primarily to the acquisition-related debt outstanding for the entire quarter in 2005 versus only 37 days in 2004.

      Other income-net declined $752,000 in the first quarter of 2005 versus the first quarter of 2004. The decline is attributable primarily to lower market valuation adjustments on trading investments of employee benefit trusts in 2005 versus 2004. These market valuation adjustments are entirely offset by expenses in the SG&A category of the statement of income.

      Our effective income tax rate increased from 16.6% in the first quarter of 2004 to 41.8% in the first quarter of 2005. The effective tax rate for 2004 reflects the impact of significant LTIP and debt extinguishment expenses at the Corporate office that resulted in a consolidated net loss before income taxes in the first quarter of 2004.

      Equity in the loss of VITAS for 2004 represents the Company's 37% share of VITAS' loss for the period from January 1, 2005 through February 23, 2005, prior to our acquiring a controlling interest in VITAS. During the first one month and 23 days of 2004, VITAS recorded a net loss due to significant transaction-related expenses on the sale of its business to Chemed.

      Income/(loss) from continuing operations increased from a loss of $7,256,000 ($.66 per share) for the first quarter of 2004 to income of $7,905,000 ($.63 per share and $.61 per diluted share) for the first quarter of 2005. Net income/(loss) increased from a loss of $7,110,000 ($.65 per share) for the first quarter of 2004 to income of $8,116,000 ($.65 per share and $.63 per diluted share). Income/(loss) from continuing operations and net income/(loss) for both periods included the following aftertax special items/adjustments that increased/(reduced) aftertax earnings (in thousands, except per share data):

                                             For the Three Months
                                                Ended March 31,
                                            ----------------------
                                              2005          2004
                                            -------       --------
Loss on extinguishment of debt              $(2,523)      $ (2,164)
Favorable adjustment to casualty
   insurance accruals related to prior
   years' experience                          1,014              -
Compensation expense of the LTIP               (695)        (5,723)
Cost of accelerating vesting of
   stock options                               (137)             -
Equity in loss of VITAS in 2004                   -         (4,105)
                                            -------       --------
Total aftertax impact on earnings           $(2,341)      $(11,992)
                                            =======       ========
Impact on earnings per share                $  (.19)      $  (1.10)
Impact on diluted earnings per share        $  (.18)      $  (1.10)

FIRST QUARTER 2005 VERSUS FIRST QUARTER 2004-SEGMENT RESULTS

      The change in aftertax earnings for the first quarter of 2005 versus the first quarter of 2004 is due to (in thousands):

                                                   Increase/
                                                   (Decrease)
                                                   ---------
Higher earnings of VITAS, acquired
   February 24, 2004                               $   6,772
Inclusion of the equity in the loss of
   VITAS in the results for 2004                       4,105
Higher earnings of the Roto-Rooter
   segment in 2005                                     2,908
Lower aftertax Corporate costs in 2005
   versus the 2004                                     1,376
All other                                                 65
                                                   ---------

Increase in net income/(loss) in 2005              $  15,226
                                                   =========

      The higher aftertax earnings of VITAS is due to the inclusion of 100% of VITAS' earnings for the entire first quarter of 2005 versus only 37 days' earnings in the first quarter of 2004. The higher aftertax earnings of Roto-Rooter in the first quarter of 2005 versus 2004 are primarily attributable to higher gross profit in the first quarter of 2005. Roto-Rooter's higher gross profit is due to higher revenues in 2005, the favorable adjustment to the casualty insurance accruals in 2005 and to lower training wages in 2005.

      Lower aftertax Corporate costs in the first quarter of 2005 versus 2004 are attributable to (in thousands):

                                                          Increase/
                                                          (Decrease)
                                                          ---------
Lower aftertax other expenses (primarily
   LTIP costs) in 2005                                    $  (4,245)
Higher aftertax interest expense in 2005 due to
   having acquisition-related debt outstanding for
   the entire quarter in 2005                                 1,716
Higher aftertax intercompany interest expense in 2005
   due primarily to acquisition of VITAS and cash
   generated by VITAS during the past four quarters             472
Higher aftertax loss in 2005 on the extinguishment              359
   of debt
All other                                                       322
                                                          ---------
     Decline in corporate costs in 2005                   $  (1,376)
                                                          =========

      For the three months ended March 31, 2005, VITAS' service revenues increased 17.8% over revenues for the three months ended March 31, 2004. Driving this increase was a 17.6% increase in average daily census ("ADC") of patients from 8,097 in the 2004 period to 9,523 patients in the 2005 period.

      The following charts update historical financial and operating data of VITAS, acquired in February 2004 (dollars in thousands, except dollars per patient day):

                                                                           First Quarter
                                                             -----------------------------------
                                                                  2004                  2005
                                                             --------------         ------------
OPERATING STATISTICS
  Net revenue
    Homecare                                                 $       82,982         $    100,872
    Inpatient                                                        18,778               20,847
    Continuous care                                                  22,222               24,271
                                                             --------------         ------------
      Total                                                  $      123,982         $    145,990
                                                             ==============         ============
Net revenue as a percent of total
    Homecare                                                           66.9%                69.1%
    Inpatient                                                          15.2                 14.3
    Continuous care                                                    17.9                 16.6
                                                             --------------         ------------
      Total                                                           100.0%               100.0%
                                                             ==============         ============
Average daily census ("ADC") (days)
    Homecare                                                          4,341                5,428
    Nursing home                                                      2,935                3,201
                                                             --------------         ------------
      Routine homecare                                                7,276                8,629
    Inpatient                                                           372                  402
    Continuous care                                                     449                  492
                                                             --------------         ------------
      Total                                                           8,097                9,523
                                                             ==============         ============
Total Admissions                                                     12,236               12,948
Average length of stay (days)                                          55.7                 66.2(a)
Median length of stay (days)                                           11.0                 11.0
ADC by major diagnosis
    Neurological                                                       30.3%                31.7%
    Cancer                                                             23.8                 21.5
    Cardio                                                             14.3                 15.3
    Respiratory                                                         7.5                  7.1
    Other                                                              24.1                 24.4
                                                             --------------         ------------
    Total                                                             100.0%               100.0%
                                                             ==============         ============
Admissions by major diagnosis
    Neurological                                                       19.6%                19.7%
    Cancer                                                             35.3                 34.3
    Cardio                                                             13.4                 14.0
    Respiratory                                                         8.1                  8.4
    Other                                                              23.6                 23.6
                                                             --------------         ------------
    Total                                                             100.0%               100.0%
                                                             ==============         ============
Direct patient care margins (b)
    Routine homecare                                                   48.8%                49.9%
    Inpatient                                                          27.1                 22.9
    Continuous care                                                    19.2                 17.5
Homecare margin drivers
  (dollars per patient day)
    Labor costs                                              $        44.03         $      45.71
    Drug costs                                                         8.64                 7.48
    Home medical equipment                                             5.72                 5.47
    Medical supplies                                                   1.93                 2.15
Inpatient margin drivers
  (dollars per patient day)
    Labor costs                                              $       198.24         $     238.31
Continuous care margin drivers
  (dollars per patient day)
    Labor costs                                              $       421.74         $     433.18
Bad debt expense as a percent of revenues                               1.2%                 0.9%
 Accounts receivable --
  days of revenue outstanding                                          36.4                 39.5

----------
(a) VITAS has six large (greater than 450 ADC), 14 medium (greater than 200 but less than 450 ADC) and 16 small (less than 200 ADC) hospice programs. The average length of stay for all programs, in the aggregate, ranged from a low of 16.9 days to a high of 144.6 days for the first quarter of 2005.

(b)   Amounts exclude indirect patient care costs.

                                                                                   2004
                                                  ------------------------------------------------------------------
                                                         First Quarter
                                                  ----------------------------
                                                   January 1       February 24                                              2005
                                                      to               to           Second      Third       Fourth         First
                                                  February 23     March 31 (a)      Quarter    Quarter     Quarter        Quarter
                                                  -----------     ------------    ----------  ----------  ----------     ----------
STATEMENT OF OPERATIONS
  Service revenues and sales                       $  72,870      $     51,112    $  130,240  $  135,101  $  142,277     $  145,990
                                                   ---------      ------------    ----------  ----------  ----------     ----------
  Cost of services provided
        (excluding depreciation)                      58,848            40,486       101,790     105,695     108,830        115,220
  Selling, general and administrative expenses         8,182             5,060        12,227      12,653      13,006         13,124
  Depreciation                                           836               748         1,861         469       2,634          1,785
  Amortization                                             4               331         1,102       1,562         354            995
  Other expense                                       24,956(b)              -             -           -       1,680(b)         293
                                                   ---------      ------------    ----------  ----------  ----------     ----------
    Total costs and expenses                          92,826            46,625       116,980     120,379     126,504        131,417
                                                   ---------      ------------    ----------  ----------  ----------     ----------
    Income/(loss) from operations                    (19,956)            4,487        13,260      14,722      15,773         14,573
  Interest expense                                      (919)              (28)          (30)        (32)        (38)           (38)
  Loss on extinguishment of debt                      (4,497)(b)             -             -           -           -              -
  Other income--net                                       41                31           176         382         466            617
                                                   ---------      ------------    ----------  ----------  ----------     ----------
    Income/(loss) before income taxes                (25,331)            4,490        13,406      15,072      16,201         15,152
  Income taxes                                         6,996            (1,893)       (5,499)     (6,097)     (6,541)        (5,783)
                                                   ---------      ------------    ----------  ----------  ----------     ----------
        Net income/(loss)                          $ (18,335)     $      2,597    $    7,907  $    8,975  $    9,660     $    9,369
                                                   =========      ============    ==========  ==========  ==========     ==========

EBITDA (c)
  Net income/(loss)                                $ (18,335)     $      2,597    $    7,907  $    8,975  $    9,660     $    9,369
  Add/(deduct)
    Interest expense                                     919                28            30          32          38             38
    Income taxes                                      (6,996)            1,893         5,499       6,097       6,541          5,783
    Depreciation                                         836               748         1,861         469       2,634          1,785
    Amortization                                           4               331         1,102       1,562         354            995
                                                   ---------      ------------    ----------  ----------  ----------     ----------
        EBITDA                                     $ (23,572)     $      5,597    $   16,399  $   17,135  $   19,227     $   17,970
                                                   =========      ============    ==========  ==========  ==========     ==========

----------
(a) We acquired VITAS on February 24, 2004 and recorded estimated purchase accounting adjustments to the value of VITAS' assets as of that date.

(b) Costs related to the sale of VITAS totaled $29,453,000 pretax ($20,930,000 aftertax) for January 1 through February 23, 2004. Additional transaction costs totaled $1,680,000 pretax ($1,008,000 aftertax) in the fourth quarter of 2004. Such costs include legal and professional fees, severance costs and a loss on writing off deferred debt issuance costs.

(c) EBITDA is income before interest expense, income taxes, depreciation and amortization. We use EBITDA, in addition to net income, income/ (loss) from operations and cash flow from operating activities, to assess our performance and believe it is important for investors to be able to evaluate us using the same measures used by management. We believe that EBITDA is an important supplemental measure of operating performance because it provides investors with an indication of our performance independent of our debt and equity structure and related costs. We also believe that EBITDA is a supplemental measurement tool used by analysts and investors to help evaluate a company's overall operating performance by including only transactions related to core cash operating business activities. EBITDA as calculated by us is not necessarily comparable to similarly titled measures reported by other companies. In addition, EBITDA is not prepared in accordance with accounting principles generally accepted in the United States ("GAAP"), and should not be considered an alternative for net income, income from operations, net cash provided by operating activities or other financial information determined under GAAP, and should not be considered as a measure of profitability or liquidity. We believe the line on the consolidated statement of operations entitled net income/(loss) is the most directly comparable GAAP measure to EBITDA. EBITDA, as calculated above, includes interest income, loss on extinguishment of debt and costs related to the sale of VITAS to the Company as follows (in thousands):

                                                                      2004
                                       --------------------------------------------------------------------
                                        January 1        February 24                                            2005
                                            to                to           Second       Third      Fourth      First
                                       February 23         March 31        Quarter     Quarter     Quarter     Quarter
                                       -----------       -----------      ---------   ---------   ---------   --------
Interest income                        $        41         $     31       $      65   $      94   $     142   $    126
Loss on extinguishment of debt               4,497                -               -           -           -          -
Costs related to sale of business           24,956                -               -           -       1,680          -

RECENT ACCOUNTING STATEMENTS

      In December 2004, the FASB issued SFAS No. 123 (revised 2004) "Share - Based Payment" ("SFAS No. 123R"), which requires companies to recognize in the income statement the grant-date fair value of stock options and other equity-based compensation issued to employees and disallows the use of the intrinsic value method of accounting for stock options, but expresses no preference for a type of valuation model. This statement supersedes APB No. 25, but does not change the accounting guidance for share-based payment transactions with parties other than employees provided in SFAS No. 123 as originally issued. Based on recent action by the SEC, SFAS No. 123R will be effective as of the beginning of the Company's next fiscal year (January 1, 2006). We are evaluating our stock incentive programs and most likely will significantly reduce the number of stock options granted after December 31, 2005. In March 2005, the Board of Directors approved immediate vesting of all unvested stock options to avoid recognizing approximately $951,000 of pretax expense that would been charged to income under SFAS No. 123R during the five quarters beginning on January 1, 2006. The $215,000 cost of accelerating the vesting of these options is included in the determination of income from continuing operations for first quarter of 2005. As a result, we do not expect the implementation of SFAS No. 123R in the first quarter of 2006 to have a significant impact on our financial condition, results of operations or cash flows.

      In December 2004, the FASB issued SFAS No. 151 "Inventory Costs, An Amendment of ARB No. 43, Chapter 4" ("SFAS No. 151"). SFAS No. 151 clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material and requires that these items be recognized as current period charges. SFAS No. 151 applies to inventory costs incurred only during periods beginning after the effective date and also requires that the allocation of fixed production overhead to conversion costs be based on the normal capacity of the production facilities. SFAS No. 151 is effective for the Company's fiscal year beginning January 1, 2005. Implementation of this statement in 2005 did not have a material impact on our financial condition, results of operations or cash flows.

      In December 2004, FASB issued SFAS Statement No. 153 "Exchanges of Non-monetary Assets, An Amendment of APB Opinion No. 29" ("SFAS No. 153"). SFAS No. 153 eliminates the exception for exchange of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. SFAS No. 153 is effective for nonmonetary assets and exchanges occurring in fiscal periods beginning after June 15, 2005. As we do not engage in exchanges of non-monetary assets, we do not anticipate implementation of this statement will have significant impact on our financial condition, results of operations or cash flows.

]
SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 REGARDING FORWARD-LOOKING INFORMATION

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

Item  3. Quantitative and Qualitative Disclosures about Market Risk

         Chemed's primary market risk exposure relates to interest rate risk exposure through its variable interest rate borrowings. At March 2005, we have a total of $84,150,00,000 of variable rate debt outstanding. Should the interest rate on this debt increase 100 basis points, our annual interest expense would increase $842,000. The quoted market value of our 8.75% fixed rate senior notes on April 30, 2005 is $160,500,000 (carrying value is $150,000,000). We estimate that the fair value of remainder of our debt approximates book value at March 31, 2005 ($86,015,000).

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

         The Company recently carried out an evaluation, under the supervision of the Company's President and Chief Executive Officer, and with the participation of the Vice President and Chief Financial Officer and the Vice President and Controller, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rules 13a-14/15d-14(a). Based upon the foregoing, the Company's President and Chief Executive Officer, Vice President and Chief Financial Officer and Vice President and Controller concluded that as of the date of this report the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company and its consolidated subsidiaries required to be included the Company's Exchange Act reports. There have been no significant changes in internal control over financial reporting during the first three months of 2005.

PART II OTHER INFORMATION

ITEM 5. OTHER INFORMATION

      On May 5, 2005, we completed the sale of the substantial majority of the assets of Service America to Service America Enterprise, Inc. ("Enterprise") in exchange for Enterprise's assuming substantially all Service America's liabilities. Included in the assets acquired by Enterprise was a receivable from the Company for approximately $4.7 million. The Company paid $1 million of this receivable upon closing and will pay the remainder over the following year in 11 equal monthly installments.

ITEM 6.  EXHIBITS

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

31.3             Certification by Arthur V. Tucker, Jr. pursuant to Rule 13A -
                 14 of the Exchange Act of 1934.

32.1 Certification by Kevin J. McNamara pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 Certification by David P. Williams pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.3 Certification by Arthur V. Tucker, Jr. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                                   SIGNATURES

      Pursuant to the requirements of the Securities and Exchange Act 1934, the Registrant has duly caused this report to be signed on behalf by the undersigned thereunto duly authorized.

                                         Chemed Corporation
                                         ----------------------------
                                            (Registrant)

Dated: May 10, 2005                      By Kevin J. McNamara
                                            --------------------------
                                            Kevin J. McNamara
                                            (President and Chief
                                            Executive Officer)

Dated: May 10, 2005                      By David P. Williams
                                            --------------------------
                                            David P. Williams
                                            (Vice President and Chief
                                            Financial Officer)

Dated: May 10, 2005                      By Arthur V. Tucker, Jr.
                                            --------------------------
                                            Arthur V. Tucker, Jr.
                                            (Vice President and
                                            Controller)