Form 10-Q
period 2005-06-30
CHEMED CORP
filed 2005-08-09
CIK 19584

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
                   Quarterly Report Under Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934

                         For Quarter Ended June 30, 2005

                          Commission File Number 1-8351



                               CHEMED CORPORATION
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)



         Delaware                                    31-0791746
--------------------------------                ---------------------
(State or other jurisdiction of                    (IRS Employer
 incorporation or organization)                  Identification No.)



2600 Chemed Center, 255 E. Fifth Street, Cincinnati, Ohio       45202
---------------------------------------------------------    ----------
     (Address of principal executive offices)                (Zip code)



                                 (513) 762-6900
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]



Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [X] No [_]


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.



Class                          Amount                            Date
--------------      ------------------------------            ---------
Capital Stock             25,655,906 Shares                  June 30,2005
$1 Par Value

                             CHEMED CORPORATION AND
                              SUBSIDIARY COMPANIES



                                      Index


                                                                       Page No.
                                                                       --------
PART I.    FINANCIAL INFORMATION:

    Item 1.  Financial Statements
             Unaudited Consolidated Balance Sheet -
                June 30, 2005 and
                December 31, 2004                                           3

             Unaudited Consolidated Statement of Income -
                Three and six months ended
                June 30, 2005 and 2004                                      4

             Unaudited Consolidated Statement of Cash Flows -
                Six months ended
                June 30, 2005 and 2004                                      5

             Notes to Unaudited Financial Statements                        6

    Item 2.  Management's Discussion and Analysis of
                  Financial Condition and Results of                       14
                  Operations

    Item 3.  Quantitative and Qualitative Disclosures                      21
                  about Market Risk

    Item 4.  Controls and Procedures                                       21


PART II.   OTHER INFORMATION

    Item 4.  Submission of Matters to a Vote of Security                   22
                  Holders

    Item 6.  Exhibits                                                      23

                          PART I. FINANCIAL INFORMATION
                          Item 1. Financial Statements
                   CHEMED CORPORATION AND SUBSIDIARY COMPANIES
                      UNAUDITED CONSOLIDATED BALANCE SHEET
                 (in thousands except share and per share data)

                                                                                  June 30,             December 31,
                                                                                    2005                   2004
                                                                             -------------------    ------------------
ASSETS
     Current assets
          Cash and cash equivalents                                           $          17,870      $         71,448
          Accounts receivable less allowances of $7,844
                      (2004 - $7,544)                                                    84,973                64,663
          Inventories                                                                     7,309                 7,019
          Current deferred income taxes                                                  20,687                31,250
          Prepaid income taxes                                                            8,360                     -
          Current assets of discontinued operations                                       4,656                13,397
          Prepaid expenses and other current assets                                       9,499                 9,842
                                                                             -------------------    ------------------
               Total current assets                                                     153,354               197,619
     Investments of deferred compensation plans held in trust                            19,610                18,317
     Other investments                                                                    1,445                 1,445
     Note receivable                                                                     12,500                12,500
     Properties and equipment, at cost, less accumulated
          depreciation of  $ 60,058  (2004 - $53,496)                                    59,432                55,796
     Identifiable intangible assets less accumulated
          amortization of  $ 7,202  (2004 - $5,174)                                      74,896                76,924
     Goodwill                                                                           437,738               432,732
     Noncurrent assets of discontinued operations                                           681                 5,705
     Other assets                                                                        22,571                24,528
                                                                             -------------------    ------------------
                      Total Assets                                            $         782,227      $        825,566
                                                                             ===================    ==================

LIABILITIES
     Current liabilities
          Accounts payable                                                    $          39,899      $         37,777
          Current portion of long-term debt                                               1,176                12,185
          Income taxes                                                                    6,922                10,944
          Accrued insurance                                                              27,392                26,350
          Accrued salaries and wages                                                     24,000                17,030
          Current liabilities of discontinued operations                                  7,605                22,117
          Other current liabilities                                                      36,284                42,777
                                                                             -------------------    ------------------
               Total current liabilities                                                143,278               169,180
     Deferred income taxes                                                               17,630                16,814
     Long-term debt                                                                     234,541               279,510
     Deferred compensation liabilities                                                   19,555                18,311
     Noncurrent liabilities of discontinued operations                                      779                   811
     Other liabilities                                                                    7,456                 8,848
                                                                             -------------------    ------------------
                      Total Liabilities                                                 423,239               493,474
                                                                             -------------------    ------------------
STOCKHOLDERS' EQUITY
     Capital stock - authorized 40,000,000 shares $1 par; issued
          27,896,618 shares (2004 - 13,491,341 pre-2005 stock
          split shares)                                                                  27,897                13,491
     Paid-in capital                                                                    222,160               212,691
     Retained earnings                                                                  155,484               141,542
     Treasury stock - 2,240,712 shares (2004 - 983,128 pre-2005
          stock split shares), at cost                                                  (44,572)              (33,873)
     Unearned compensation                                                               (3,772)               (3,590)
     Deferred compensation payable in Company stock                                       2,333                 2,375
     Notes receivable for shares sold                                                      (542)                 (544)
                                                                             -------------------    ------------------
                      Total Stockholders' Equity                                        358,988               332,092
                                                                             -------------------    ------------------
                      Total Liabilities and Stockholders' Equity              $         782,227      $        825,566
                                                                             ===================    ==================

         See accompanying notes to unaudited financial statements.

                   CHEMED CORPORATION AND SUBSIDIARY COMPANIES
                   UNAUDITED CONSOLIDATED STATEMENT OF INCOME
                      (in thousands, except per share data)


                                                        Three Months Ended June 30,         Six Months Ended June 30,
                                                      -----------------------------     ------------------------------
                                                          2005             2004             2005             2004
                                                      ------------     ------------     ------------     -------------
         Continuing operations
             Service revenues and sales               $    226,309     $    199,135     $    444,946     $     319,475
                                                      ------------     ------------     ------------     -------------
             Cost of services provided and goods sold
                 (excluding depreciation)                  161,120          140,070          314,072           218,919
             Selling, general and administrative expenses   36,802           34,476           73,397            62,688
             Depreciation                                    3,928            4,097            7,848             7,158
             Amortization                                    1,231            1,097            2,423             1,558
             Other expenses                                  1,166           (1,368)           2,490             7,415
                                                      ------------     ------------     ------------     ------------
                  Total costs and expenses                 204,247          178,372          400,230           297,738
                                                      ------------     ------------     ------------     -------------
                  Income from operations                    22,062           20,763           44,716            21,737
             Interest expense                               (5,039)          (6,204)         (10,874)           (9,104)
             Loss on extinguishment of debt                      -                -           (3,971)           (3,330)
             Other income--net                                 600              149            1,327             1,628
                                                      ------------     ------------     ------------     -------------
                 Income before income taxes                 17,623           14,708           31,198            10,931
             Income taxes                                   (6,512)          (6,381)         (12,182)           (5,755)
             Equity in loss of affiliate                         -                -                -            (4,105)
                                                      ------------     ------------     ------------     -------------
                  Income from continuing operations         11,111            8,327           19,016             1,071
         Discontinued operations, net of income taxes       (2,226)              (9)          (2,015)              137
                                                      ------------     ------------     ------------     -------------
         Net income                                   $      8,885     $      8,318     $     17,001     $       1,208
                                                      ============     ============     ============     =============
         Earnings Per Share
             Income from continuing operations        $       0.44     $       0.34     $       0.75     $        0.05
                                                      ============     ============     ============     =============
             Net income                               $       0.35     $       0.34     $       0.67     $        0.05
                                                      ============     ============     ============     =============
             Average number of shares outstanding           25,489           24,650           25,319            23,238
                                                      ============     ============     ============     =============
         Diluted Earnings Per Share
             Income from continuing operations        $       0.42     $       0.33     $       0.73     $        0.05
                                                      ============     ============     ============     =============
             Net income                               $      $0.34     $       0.33     $       0.65     $        0.05
                                                      ============     ============     ============     =============
             Average number of shares outstanding           26,214           25,354           26,059            23,696
                                                      ============     ============     ============     =============
         Cash Dividends Per Share                     $       0.06     $       0.06     $       0.12     $        0.12
                                                      ============     ============     ============     =============



            See accompanying notes to unaudited financial statements.

          CHEMED CORPORATION AND SUBSIDIARY COMPANIES
        UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOWS
                        (in thousands)

                                                                                          Six Months Ended
                                                                                               June 30,
                                                                                ------------------------------------------
                                                                                       2005                   2004
                                                                                -------------------   --------------------
 Cash Flows from Operating Activities
     Net income                                                                 $           17,001     $            1,208
     Adjustments to reconcile net income to net cash provided by operating activities:
            Depreciation and amortization                                                   10,271                  8,716
            Write off unamortized debt issuance costs                                        2,871                      -
            Provision for deferred income taxes                                             (2,206)                    50
            Provision for uncollectible accounts receivable                                  3,343                  2,932
            Noncash long-term incentive compensation                                         2,574                  4,988
            Amortization of debt issuance costs                                                962                    782
            Discontinued operations                                                          2,015                   (137)
            Equity in loss of affiliate                                                          -                  4,105
            Changes in operating assets and liabilities, excluding
                amounts acquired in business combinations:
                   Decrease/(increase) in accounts receivable                              (23,653)                    27
                   Increase in inventories                                                    (290)                  (407)
                   Decrease in prepaid expenses and other
                       current assets                                                          343                 13,435
                   Decrease in accounts payable, and other current liabilities              (2,673)               (17,345)
                   Increase in income taxes                                                  7,859                  4,895
                   Decrease/(increase) in other assets                                      (1,328)                 4,495
                   Increase in other liabilities                                               390                    631
            Noncash expense of internally financed ESOPs                                       572                    947
            Other sources/(uses)                                                               676                   (512)
                                                                                -------------------   --------------------
                Net cash provided by continuing operations                                  18,727                 28,810
                Net cash provided/(used) by discontinued operations                         (1,559)                 3,651
                                                                                -------------------   --------------------
                Net cash provided by operating activities                                   17,168                 32,461
                                                                                -------------------   --------------------
 Cash Flows from Investing Activities
     Capital expenditures                                                                  (11,455)                (7,512)
     Business combinations, net of cash acquired                                            (5,495)              (327,427)
     Net uses from disposals of discontinued operations                                     (5,478)                (1,082)
     Proceeds from sales of property and equipment                                              96                    300
     Return of merger deposit                                                                    -                 10,000
     Other uses                                                                               (107)                   (92)
                                                                                -------------------   --------------------
            Net cash used by investing activities                                          (22,439)              (325,813)
                                                                                -------------------   --------------------
 Cash Flows from Financing Activities
     Repayment of long-term debt                                                          (140,978)               (93,434)
     Proceeds from issuance of long-term debt                                               85,000                295,000
     Increase in cash overdraft payable                                                      7,347                  9,541
     Issuance of capital stock, net of issuance costs                                        8,766                 97,054
     Debt issuance costs                                                                    (1,755)               (13,837)
     Dividends paid                                                                         (3,060)                (2,707)
     Purchases of treasury stock                                                            (3,574)                (2,228)
     Repayment of stock subscriptions note receivable                                            -                  8,053
     Redemption of convertible trust preferred securities                                        -                 (2,736)
     Other uses                                                                                (53)                   (23)
                                                                                -------------------   --------------------
             Net cash provided/(used) by financing activities                              (48,307)               294,683
                                                                                -------------------   --------------------
 Increase/(Decrease) in Cash and Cash Equivalents                                          (53,578)                 1,331
 Cash and cash equivalents at beginning of year                                             71,448                 50,688
                                                                                -------------------   --------------------
 Cash and cash equivalents at end of period                                     $           17,870     $           52,019
                                                                                ===================   ====================

            See accompanying note to unaudited financial statements.

                   CHEMED CORPORATION AND SUBSIDIARY COMPANIES
                     Notes to Unaudited Financial Statements

1.  Basis of Presentation

         As used herein, the terms "We," "Company" and "Chemed" refer to Chemed Corporation or Chemed Corporation and its consolidated subsidiaries.

         We have prepared the accompanying unaudited consolidated financial statements of Chemed in accordance with Rule 10-01 of SEC Regulation S-X. Consequently, we have omitted certain disclosures required under generally accepted accounting principles in the United States for complete financial statements. However, in our opinion, the financial statements presented herein contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position, results of operations and cash flows of the Company. These financial statements are prepared on the same basis as and should be read in conjunction with the Consolidated Financial Statements and related notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2004. Certain 2004 amounts have been reclassified to conform with the current period presentation.

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

         The following table illustrates the effect on net income and earnings per share if the Company had applied the fair-value-recognition provisions of Financial Accounting Standards Board ("FASB") Statement No. 123, Accounting for Stock-Based Compensation (as amended) (in thousands, except per share data):


                                                                     Three Months Ended June 30,
                                                                ------------------------------------
                                                                     2005                    2004
                                                                -----------              -----------
        Net income as reported                                   $    8,885              $   8,318
        Add: stock -based compensation expense
             included in net income as reported,
             net of income tax effects                                1,349                     23
        Deduct: total stock-based employee
             compensation determined under a
             fair-value- based method for all
             stock options and awards, net of
             income tax effects                                      (4,016)                (1,001)
                                                                 ----------              ---------
        Pro forma net income                                     $    6,218              $   7,340
                                                                 ==========              =========
        Earnings per share
           As reported                                           $     0.35              $    0.34
                                                                 ==========              =========
           Pro forma                                             $     0.24              $    0.30
                                                                 ==========              =========
        Diluted earnings per share
           As reported                                           $     0.34              $    0.33
                                                                 ==========              =========
           Pro forma                                             $     0.24              $    0.29
                                                                 ==========              =========

                                                                      Six Months Ended June 30,
                                                                 ------------------------------------
                                                                     2005                   2004
                                                                 ----------              ---------
        Net income as reported                                   $   17,001              $   1,208

        Add: stock -based compensation expense
             included in net income as reported,
             net of income tax effects                                2,488                  3,823

        Deduct: total stock-based
             employee compensation determined under
             a fair-value- based method for all
             stock options and awards, net of
             income tax effects                                      (6,314)                (5,020)
                                                                 ----------              ---------
        Pro forma net income                                     $   13,175              $      11
                                                                 ==========              =========
        Earnings per share
           As reported                                           $     0.67              $    0.05
                                                                 ==========              =========
        Pro forma                                                $     0.52              $       -
                                                                 ==========              =========
        Diluted earnings per share
           As reported                                           $     0.65              $    0.05
                                                                 ==========              =========
           Pro forma                                             $     0.51              $       -
                                                                 ==========              =========

We calculated the above data using the Black-Scholes option-valuation method to value the Company's options granted in 2005 and prior years.

2.  Capital Stock Split

         On March 11, 2005, the Board of Directors of the Company approved a 2-for-1 stock split in the form of a 100% stock dividend to shareholders of record at the close of business on April 22, 2005. This stock split was paid May 11, 2005. Under Delaware law, the par value of the capital stock remains $1 per share. Prior period per share data have been restated to retroactively reflect the impact of the stock split on the average number of shares outstanding. The shares outstanding and in treasury prior to May 11, 2005 have not been restated.

3.  Revenue Recognition

         We actively monitor each of our hospice programs, by provider number, as to their specific admission, discharge rate and average length of stay data in an attempt to determine whether they are likely to exceed the annual per-beneficiary Medicare cap ("Medicare Cap"). Should we determine that a provider number is likely to exceed the Medicare Cap based on projected trends, we attempt to institute corrective action to influence the patient mix or to increase patient admissions. However, should we project our corrective action will not avoid exceeding this Medicare Cap, we estimate the amount we would be required to repay at the end of the Medicare Cap year and accrue that amount, which is proportional to the number of months already past in the Medicare Cap year, as a reduction to patient revenue.

         As discussed in Note 8, during the second quarter of 2005, VITAS recorded a $1.0 million Medicare Cap liability for its Phoenix program, which was acquired in December 2004. Given that the Medicate Cap liability is related to patients being cared for at the time of acquisition, this liability is considered to be a pre-acquisition contingency of this program. None of VITAS' other hospice programs are currently projected to exceed the Medicare Cap for the 2005 measurement period.

4.  Segments


         Service revenues and sales and aftertax earnings by business segment follow (in thousands):

                                                Three Months Ended June 30,
                                           -----------------------------------
                                               2005                   2004
                                           ---------------      --------------
Service Revenues and Sales
--------------------------
 VITAS                                       $ 153,748              $  130,240
 Roto-Rooter                                    72,561                  68,895
                                             ---------              ---------
        Total                                $ 226,309              $  199,135
                                             =========              ==========

Aftertax Earnings
-----------------
 VITAS                                       $  10,149 (a)          $    7,907
 Roto-Rooter                                     5,676 (b)               5,150
                                             ---------              ----------
        Total segment earnings                  15,825                  13,057
Corporate                                       (4,714)(c)              (4,730) (c)
Discontinued operations (f)                     (2,226)                     (9)
                                             ---------              ---------
        Net income                           $   8,885              $    8,318
                                             =========              ==========

                                                Six Months Ended June 30,
                                           -----------------------------------
                                               2005                   2004
                                           ---------------      --------------
Service Revenues and Sales
--------------------------
 VITAS                                       $ 299,738              $  181,352  (d)
 Roto-Rooter                                   145,208                 138,123
                                             ---------              ----------
        Total                                $ 444,946              $  319,475
                                             =========              ==========
Aftertax Earnings
-----------------
 VITAS                                       $  19,518 (a)          $   10,504  (d)
 Roto-Rooter                                    12,821 (b)               9,387  (b)
                                             ---------              ----------
        Total segment earnings                  32,339                  19,891
Corporate                                      (13,323)(c)             (14,715) (c)
Equity in loss of affiliate (VITAS)               --                    (4,105) (e)
Discontinued operations (f)                     (2,015)                    137
                                             ---------              ----------
        Net income                           $  17,001              $    1,208
                                             =========              ==========




(a) Amounts for the three and six months ended June 30, 2005 include aftertax costs of $365,000 and $547,000, respectively, for awards made under the long-term incentive plan ("LTIP") in 2005. Amounts for 2005 also include aftertax costs of $160,000 for legal expenses incurred in connection with the Office of Inspector General ("OIG") investigation during the second quarter and six months ended June 30, 2005.

(b) Amounts for the three and six months ended June 30, 2005 include aftertax costs of $187,000 and $340,000, respectively, for awards made under the LTIP in 2005. Amount for the six months ended June 30, 2005 includes favorable adjustment to casualty insurance of $1,014,000 aftertax related to prior quarters' favorable experience. Amount for the six months ended June 30, 2004 includes $982,000 aftertax cost of the LTIP in March 2004.

(c) Amounts for the three and six months ended June 30, 2005 include aftertax cost of $600,000 and $960,000, respectively, for awards made under the LTIP. Amounts for 2005 and 2004 include aftertax favorable adjustments to transaction-related costs of the VITAS acquisition of $671,000 and $821,000, respectively. Amounts for the six months ended June 30, 2005 include a noncash aftertax charge of $137,000 for accelerating the vesting on stock options and $2,523,000 aftertax loss on the extinguishment of debt. Amount for six months ended June 30, 2004 includes $2,164,000 aftertax loss on the extinguishment of debt and $4,741,000 aftertax cost for awards made under the LTIP.

(d) Amounts include consolidated operations of VITAS beginning on February 24, 2004, the date the Company acquired the controlling interest in VITAS. Total service revenues for VITAS for the six months ended June 30, 2004 were $254,222,000.

(e) Amount for 2004 represents the Company's 37% equity in the loss of VITAS through February 23, 2004. During the period from January 1, 2004 through February 23, 2004, VITAS incurred the following aftertax expenses related to the sale of its business to the Company (in thousands):

           Accrual for potential severance costs under key employee
             employment agreements                                 $  10,975
           Legal and valuation costs                                   6,665
           Loss on write off of VITAS' deferred debt costs             2,698
           Other                                                         592
                                                                   ---------
                Total                                              $  20,930
                                                                   =========

(f) Amounts for 2005 include an aftertax loss of $2,350,000 resulting from finalizing the disposal of Service America in May 2005. Amounts for the three and six months ended June 30, 2005 include aftertax income from the operations of Service America of $124,000 and $335,000, respectively. Amounts for 2004 represent the income from the operations of Service America, discontinued in the fourth quarter of 2004.

5.  Earnings per Share

         Earnings per share are computed using the weighted average number of shares of capital stock outstanding. Earnings and diluted earnings per share for 2005 and 2004 are computed as follows (in thousands, except per share data):

                                                                   Income              Shares            Income
                                                                 (Numerator)        (Denominator)       Per Share
                                                                ------------       --------------     ------------
Income from Continuing Operations -
   For the Three Months Ended June 30,
-----------------------------------------------
2005
      Reported income                                           $   11,111              25,489          $     0.44
      Dilutive stock options                                             -                 627          ==========
      Impact of LTIP shares issue July 2005 (a)                          -                 35
      Nonvested stock awards                                             -                  63
                                                                ----------         -----------
      Diluted income                                            $   11,111              26,214          $     0.42
                                                                ==========         ===========          ==========
2004
      Reported income                                           $    8,327              24,650          $     0.34
      Impact of convertible junior subordinated                                                         ==========
        debentures                                                      94                 336
      Dilutive stock options                                             -                 366
      Nonvested stock awards                                             -                   2
                                                                -----------        -----------
      Diluted income                                            $    8,421              25,354          $     0.33
                                                                ==========         ===========          ==========

Net Income -
    For the Three Months Ended June 30,
------------------------------------------------
2005
      Reported income                                           $    8,885              25,489          $     0.35
      Dilutive stock options                                             -                 627          ==========
      Impact of LTIP shares issued July 2005 (a)                         -                  35
      Nonvested stock awards                                             -                  63
                                                                ----------         -----------
      Diluted income                                            $    8,885              26,214          $     0.34
                                                                ==========         ===========          ==========
2004
      Reported income                                           $    8,318              24,650          $     0.34
      Impact of convertible junior subordinated                                                         ==========
        debentures                                                      94                 336
      Dilutive stock options                                             -                 366
      Nonvested stock awards                                             -                   2
                                                                ----------         -----------
      Diluted income                                            $    8,412              25,354          $     0.33
                                                                ==========         ===========          ==========
Income from Continuing Operations -
   For the Six Months Ended June 30,
------------------------------------------------
2005
      Reported income                                           $   19,016              25,319          $     0.75
      Dilutive stock options                                             -                 665          ==========
      Impact of LTIP shares issued July 2005 (a)                         -                 17
      Nonvested stock awards                                             -                  58
                                                                ----------         -----------
      Diluted income                                            $   19,016              26,059          $     0.73
                                                                ==========         ===========          ==========
2004 (b)
      Reported income                                           $    1,071              23,238          $     0.05
                                                                                                        ==========
      Dilutive stock options                                             -                 456
      Nonvested stock awards                                             -                   2
                                                                ----------         -----------          ==========
      Diluted income                                            $    1,071              23,696          $     0.05
                                                                ==========         ===========          ==========

Net Income -
   For the Six Months Ended June 30,
------------------------------------------------
2005
      Reported income                                           $   17,001              25,319          $     0.67
      Dilutive stock options                                             -                 665          ==========
      Impact of LTIP shares issued July 2005 (a)                         -                  17
      Nonvested stock awards                                             -                  58
                                                                ----------         -----------
      Diluted income                                            $   17,001              26,059          $     0.65
                                                                ==========         ===========          ==========
2004 (b)
      Reported income                                           $    1,208              23,238          $     0.05
      Dilutive stock options                                             -                 456          ==========
      Nonvested stock awards                                             -                   2
                                                                ----------         -----------
      Diluted income                                            $    1,208              23,696          $     0.05
                                                                ==========         ===========          ==========

(a) These amount reflect the dilutive impact of issuing the LTIP shares at the beginning of the second quarter rather than in June 2005 as assumed for the computation of average shares outstanding.

(b) The impact of the convertible junior subordinated debentures is anti-dilutive and has been excluded from the computation of average shares outstanding for these periods.

6.  Other Expenses

         Other expenses from continuing operations for 2005 and 2004 include the following (in thousands):


                                                Three Months Ended June 30,
                                                ---------------------------
                                                  2005               2004
                                                --------          ---------
Long-term incentive compensation
   (see Note 9)                                  $ 1,837           $  --
Adjustments to transaction-related
   costs of the VITAS acquisition*                  (671)           (1,368)
                                                 -------           -------
        Total other expenses                     $ 1,166           $(1,368)
                                                 =======           =======


                                                 Six Months Ended June 30,
                                                ---------------------------
                                                  2005               2004
                                                --------          ---------
Long-term incentive compensation
   (see Note 9)                                  $ 2,946           $ 8,783
Adjustments to transaction-related
  costs of the VITAS acquisition*                   (671)           (1,368)
Cost of accelerating the vesting
   of stock options                                  215              --
                                                 -------           -------
        Total other expenses                     $ 2,490           $ 7,415
                                                 =======           =======


* These adjustments are adjustments to the Company's share of certain expenses of the acquisition of VITAS incurred by VITAS when it was a 37% equity investee of the Company.

7. Other Income-net

         Other income-net comprises the following (in thousands):

                                                 Three Months Ended June 30,
                                                 --------------------------
                                                   2005              2004
                                                 -------           --------


Interest income                                  $   263           $   459
Market valuation losses on trading
   investments of employee benefit
   trusts                                            (27)             (235)
Gains on other investments of employee
  benefit trusts                                     354              --
Gain/(loss) on disposal of property and
   equipment                                          10               (98)
Other--net                                          --                  23
                                                 -------           -------
        Total other income--net                  $   600           $   149
                                                 =======           =======

                                                 Six Months Ended June 30,
                                                 --------------------------
                                                   2005              2004
                                                 -------           --------

Interest income                                  $   913           $   967
Market valuation gains on trading
   investments of employee benefit
   trusts                                             60               761
Gains on other investments of employee
  benefit trusts                                     354              --
Loss on disposal of property and
   equipment                                         (19)             (149)
Other--net                                            19                49
                                                 -------           -------
        Total other income--net                  $ 1,327           $ 1,628
                                                 =======           =======

8. Business Combinations

         During the first six months of 2005, we completed one business combination in the VITAS segment and one business combination in the Roto-Rooter segment. The VITAS business acquired provides hospice services in the Pittsburgh, PA area and the Roto-Rooter business acquired provides drain cleaning and plumbing services using the Roto-Rooter name in Greensboro, NC. The results of operations of the Roto-Rooter businesses acquired were not material to the Company's results of operations. The unaudited pro forma results of operations, assuming all VITAS segment business combinations completed in 2004 and 2005 were completed on January 1, 2004, are presented below (in thousands, except per share data):



                                            Three Months Ended June 30,
                                            --------------------------
                                              2005              2004
                                            --------          --------
        Service revenues and sales          $226,992          $201,944
        Net income                             8,898             8,034
        Earnings per share                      0.35              0.33
        Diluted earnings per share              0.34              0.32

                                              Six Months Ended June 30,
                                            --------------------------
                                              2005               2004
                                            --------          --------
        Service revenues and sales          $445,629          $397,990
        Net income                            17,014             6,077
        Earnings per share                      0.67              0.25
        Diluted earnings per share              0.65              0.24


         The excess of the purchase price over the fair value of the net assets acquired in purchase business combinations is classified as goodwill. On a preliminary basis, the purchase price of all businesses acquired in the first six months of 2005 has been allocated as follows (in thousands):

           Working capital                                        $   316
           Property and equipment                                     147
           Goodwill                                                 5,032
                                                                  -------
              Total                                               $ 5,495
                                                                  =======

         Included in the above allocation is an adjustment of $1,027,000 increasing both goodwill and other current liabilities for the estimated pre-acquisition liability related to the Medicare Cap for VITAS' Phoenix acquisition (acquired in December 2004). This liability will be evaluated further in the third and fourth quarter of 2005 when more data are available. Adjustments to this preliminary estimate may be recorded at that time.

         All of the goodwill acquired in 2005 is expected to be deductible for tax purposes. Of the total goodwill acquired in 2005, $4,632,000 relates to the VITAS segment and $400,000 to the Roto-Rooter segment.

9. 2002 Executive Long-Term Incentive Plan

         During the second quarter of 2005, the price of the Company's stock exceeded $38.75 per share for 30 trading days, fulfilling one of the performance targets set forth in the 2002 Executive Long-Term Incentive Plan ("LTIP"). On July 11, 2005, the Compensation/Incentive Committee of the Board of Directors ("CIC") approved a payout of 37,500 shares of capital stock under the LTIP. The pretax expense of this award for continuing operations, including payroll taxes and benefit costs, was $1,837,000 ($1,152,000 aftertax).

         During the first quarter of 2005, the price of the Company's stock exceeded $35 per share for 30 trading days, fulfilling one of the performance targets set forth in the LTIP. On March 11, 2005, the CIC approved a payout of 25,000 shares of capital stock under the LTIP. The pretax expense of this award for continuing operations, including payroll taxes and benefit costs, was $1,109,000 ($695,000 aftertax).

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

         As of June 30, 2005, no accrual for awards under the earnings component or the remaining market price component of the LTIP was made since it is not probable that either of these awards will be earned and paid.

10. Long-term Debt and Extinguishment of Debt

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

         The Company is in compliance with all debt covenants as of June 30, 2005 and projects that it will remain in compliance during the remainder of 2005. As of June 30, 2005, the Company has approximately $147.3 million of unused lines of credit available and eligible to be drawn down under its revolving credit facility.

11.  Loans Receivable from Independent Contractors

         The Roto-Rooter segment sublicenses with approximately sixty independent contractors to operate certain plumbing repair and drain cleaning businesses in lesser-populated areas of the United States and Canada. As of June 30, 2005, the Company had notes receivable from its independent contractors totaling $2,803,000 (December 31, 2004-$2,781,000). In most cases these loans are fully or partially secured by equipment owned by the contractor. The interest rates on the loans range from 5% to 8% per annum and the remaining terms of the loans range from two months to 5.4 years at June 30, 2005. During the quarter ended June 30, 2005, we recorded revenues of $4,433,000 (2004-$3,932,000) and pretax profits of $1,344,000 (2004-$986,000) from our independent contractors. During the six months ended June 30, 2005, we recorded revenues of $9,041,000 (2004-$8,023,000) and pretax profits of $3,027,000
(2004-$2,538,000) from our independent contractors.

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

12. Pension and Retirement Plans

         All of the Company's plans that provide retirement and similar benefits are defined contribution plans. Expenses for the Company's pension and profit-sharing plans, ESOP's, excess benefit plans and other similar plans comprise the following (in thousands):

      For the three months ended June 30, 2005                  $ 2,651
      For the three months ended June 30, 2004                    1,362
      For the six months ended June 30, 2005                      5,351
      For the six months ended June 30, 2004                      4,734

13. Litigation

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

14. Related Party Agreement

         In October 2004, VITAS entered into a pharmacy services agreement ("Agreement") with Omnicare, Inc. ("OCR") whereby OCR will provide specified pharmacy services for VITAS and its hospice patients in geographical areas served by both VITAS and OCR. The Agreement has an initial term of three years that renews automatically thereafter for one-year terms. Either party may cancel the Agreement at the end of any term by giving written notice at least 90 days prior to the end of said term. Under the agreement, VITAS made purchases of $5,351,000 from OCR during the first six months of 2005. Mr. E. L. Hutton is non-executive Chairman and a director of the Company and OCR. Also, Mr. Joel F. Gemunder, President and Chief Executive Officer of OCR, Mr. Charles H. Erhart, Jr. and Ms. Sandra Laney are directors of both OCR and the Company. Mr. Kevin J. McNamara, President, Chief Executive Officer and a director of the Company, is a director emeritus of OCR. Nonetheless, we believe that the terms of the Agreement are no less favorable to VITAS than we could negotiate with an unrelated party.

15. Discontinued Operations

         Discontinued operations comprises the operating results and loss on disposal of Service America, discontinued in December 2004 and disposed in May 2005(in thousands except per share data):

                                                            For the Three                          For the Six
                                                            Months Ended                           Months Ended
                                                               June 30,                              June 30,
                                                    ----------------------------           ----------------------------
                                                        2005             2004                2005                2004
                                                    -----------       ----------           --------           ---------
Operating Results
  Income/(loss) before income taxes                  $    244           $     (9)          $    576           $    265
  Income taxes                                           (120)              --                 (241)              (128)
                                                    -----------       ----------           --------           ---------
  Income/(loss) from operations,
    net of income taxes                                   124                 (9)               335                137
                                                    -----------       ----------           --------           ---------
Loss on Disposal
  Loss on disposal before income
    income taxes                                       (2,398)              --               (2,398)              --
  Income taxes                                             48               --                   48               --
                                                    -----------       ----------           --------           ---------
  Loss on disposal, net of income
    taxes                                              (2,350)              --               (2,350)              --
                                                    -----------       ----------           --------           ---------
Total discontinued operations                        $ (2,226)          $     (9)          $ (2,015)          $    137
                                                    ===========       ==========           ========           =========
Earnings per share                                   $   (.09)          $   --             $   (.08)          $   --
                                                    ===========       ==========           ========           =========
Diluted earnings per share                           $   (.08)          $   --             $   (.08)          $   --
                                                    ===========       ==========           ========           =========
Service revenues and sales                           $  2,682           $  9,860           $ 10,716           $ 20,568
                                                    ===========       ==========           ========           =========



         The loss on disposal of Service America in the second quarter of 2005 arises from the finalization of the asset and liability values and related tax benefits resulting from closing the disposal in May 2005.

         The corporation that acquired Service America, Service America Enterprise, Inc. ("Enterprise"), purchased the substantial majority of Service America's assets in exchange for Enterprise's assuming substantially all of Service America's liabilities. Included in the assets acquired is a receivable from the Company for approximately $4.7 million. The Company paid $1 million of this receivable upon closing and will pay the remainder over the following year in 11 equal installments. At June 30, 2005, 10 of these payments due Enterprise remain outstanding.

16.  OIG Investigation

         On April 7, 2005, the Company announced the Office of Inspector General ("OIG") for the Department of Health and Human Services served VITAS with civil subpoenas relating to VITAS' alleged failure to appropriately bill Medicare and Medicaid for hospice services. As part of this investigation, the OIG selected medical records for 320 past and current patients from VITAS' three largest programs for review. It also sought policies and procedures from 1998 to present covering admissions, certifications, recertifications, and discharges.

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

17.  Cash Overdrafts Payable

         Included in accounts payable at June 30, 2005 are cash overdrafts payable of $8,612,000 (December 31, 2004 - $1,265,000).

18.  Ohio Tax Law Change

         On June 30, 2005, significant changes to the tax system of the state of Ohio were signed into law. The impact is required to be accounted for in all annual and interim periods ending on or after June 30, 2005. Changes in the Ohio tax legislation include the phasing out of the Ohio income tax and the Ohio personal property tax. Additionally, a new Commercial Activity Tax (CAT), which is a tax based on gross receipts, is being introduced. Since the corporation income tax is being replaced by the CAT, which is not an income tax under generally accepted accounting principles, entities with business in the state of Ohio must account for the phase-out of the corporation income tax as a change in enacted tax rate as of June 30, 2005. There was no significant impact for the Company as of and for the three and six month periods ended June 30, 2005.

19. Recent Accounting

Statements In December 2004, FASB issued Statement of Financial Accounting Standards ("SFAS") No. 123 (revised 2004) "Share-Based Payment" ("SFAS No. 123R"), which requires companies to recognize in the income statement the grant-date fair value of stock options and other equity-based compensation issued to employees and disallows the use of the intrinsic value method of accounting for stock options, but expresses no preference for a type of valuation model. This statement supersedes APB No. 25, but does not change the accounting guidance for share-based payment transactions with parties other than employees provided in SFAS No. 123 as originally issued. Based on recent action by the Securities and Exchange Commission ("SEC"), SFAS No. 123R will be effective as of the beginning of the Company's next fiscal year (January 1, 2006). We are evaluating our stock incentive programs and most likely will significantly reduce the number of stock options granted after December 31, 2005. In March 2005, the Board of Directors approved immediate vesting of all unvested stock options to avoid recognizing approximately $951,000 of pretax expense that would have been charged to income under SFAS No. 123R during the five quarters beginning on January 1, 2006. The $215,000 pretax cost of accelerating the vesting of these options is included in the determination of income from continuing operations for the first quarter of 2005. As a result, we do not expect the implementation of SFAS No. 123R in the first quarter of 2006 to have a significant impact on our financial condition, results of operations or cash flows.

                  Item 2. Management's Discussion and Analysis
                of Financial Condition and Results of Operations

Financial Condition
Liquidity and Capital Resources

         Significant changes in the balance sheet accounts from December 31, 2004 to June 30, 2005 include the following:

o The $53.5 million decline in cash and cash equivalents from $71.4 million at December 31, 2004 to $17.9 million at June 30, 2005 is primarily attributable to the use of cash to reduce the Company's total long-term debt by $56.0 million from $291.7 million at December 31, 2004 to $235.7 million at June 30, 2005.

o The increase in accounts receivable from $64.7 million at December 31, 2004 to $85.0 million at June 30, 2005 is due to the timing of the receipt of Medicare payments at the end of 2004 versus such timing at June 30, 2005, VITAS' higher revenues for the second quarter of 2005 as compared with the fourth quarter of 2004, and the delay in the receipt of Medicare payments for recently acquired operations and certain new start operations. The delay in the receipt of Medicare payments for recent acquisitions and new starts is due to the timing of receipt of Medicare program certification. Payment of these amounts is expected during the next several months.

o The decline in current deferred income taxes from $31.3 million at December 31, 2004 to $20.7 million at June 30, 2004 and the increase in prepaid income taxes from nil at December 31, 2004 to $8.4 million at June 30, 2005 is primarily attributable to reclassifying the income tax benefit on the disposal of Service America from deferred to current income taxes.

o The reduction in the current portion of long-term debt from $12.2 million at December 31, 2004 to $1.2 million at June 30, 2005 resulted from refinancing our term loan with JPMorgan Chase in February 2005.

o The $6.5 million decline in other current liabilities from $42.8 million at December 31, 2004 to $36.3 million at June 30, 2005 is largely attributable to the payment of 2004 incentive compensation and supplemental thrift plan contributions during 2005. The payment of various severance and divestiture liabilities also contributed to this decline.

         Net cash provided by continuing operations declined $10.1 million from $28.8 million for the first six months of 2004 to $18.7 million for the first six months of 2005, due primarily to a lower level of cash generated by VITAS operations in 2005. This decline is due to the previously mentioned delay in the receipt of Medicare payment for recent acquisitions and new starts related to the receipt of Medicare program certification.

         At June 30, 2005, we had approximately $147.3 million available lines of credit eligible to be drawn down under our amended credit agreement with JPMorgan Chase. Management believes its liquidity and sources of capital are satisfactory for the Company's needs in the foreseeable future.

Commitments and Contingencies

         Collectively, the terms of the credit agreements provide that the Company is required to meet various financial covenants, to be tested quarterly, beginning with the quarter ending June 30, 2005. In connection therewith, we are in compliance with all financial and other debt covenants as of June 30, 2005 and anticipate remaining in compliance throughout 2005.

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

         On April 7, 2005, the Company announced the Office of Inspector General ("OIG") for the Department of Health and Human Services served VITAS with civil subpoenas relating to VITAS' alleged failure to appropriately bill Medicare and Medicaid for hospice services. As part of this investigation, the OIG selected medical records for 320 past and current patients from VITAS' three largest programs for review. It also sought policies and procedures from 1998 to present covering admissions, certifications, recertifications, and discharges.

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

Results of Operations

Second Quarter 2005 versus Second Quarter 2004-Consolidated Results

         The Company's service revenues and sales for the second quarter of 2005 increased 14% versus revenues for the second quarter of 2004. Of this increase, $23,508,000 was attributable to VITAS and $3,666,000 was attributable to Roto-Rooter (dollar amounts in thousands):

                                    Increase/(Decrease)
                                  ------------------------
                                    Amount        Percent
                                  ---------      ---------
VITAS
         Routine Care             $17,641            19.8%
         Continuous Care            3,369            14.9
         Other                      2,498            13.4

Roto-Rooter
         Plumbing                   2,161             8.0
         Drain Cleaning               459             1.7
         Other                      1,046             7.3
                                  -------            -----
                 Total            $27,174            13.6%
                                  =======            =====

         The increase in VITAS' revenues for the second quarter of 2005 versus the second quarter of 2004 is attributable to increases in average daily census ("ADC") of 16.2%, 9.0% and 10.0%, respectively, for routine care, continuous care and other services. The remainder of the revenue increases is due primarily to the increase in reimbursement rates. Approximately 96% of VITAS' revenues for the period was from Medicare and Medicaid.

         Excluding divested locations, the increase in the plumbing revenues for the second quarter of 2005 versus 2004 comprises a 9.3% increase in the number of jobs performed and a .5% decline in the average price per job. On the same basis, the increase in drain cleaning revenues for the second quarter of 2005 versus 2004 comprised a 3.3% decline in the number of jobs and a 5.8% increase in the average price per job. The increase in other revenues for the second quarter of 2005 versus 2004 is attributable primarily to increases in independent contractor operations and other services.

         The consolidated gross margin was 28.8% in the second quarter of 2005 as compared with 29.7% in the second quarter of 2004, due to VITAS' making up a larger portion of the Company's revenues and gross profit in 2005 than in 2004. In the second quarter of 2005 VITAS accounted for 68% of total revenues and 50% of total gross profit. For the 2004 quarter these percentages were 65% and 48%, respectively. Thus, VITAS' lower gross profit margin (versus Roto-Rooter's) had a more significant impact on overall margins in 2005. On a segment basis, VITAS' gross margin was 21.4% in the second quarter of 2005 and 21.8% in the second quarter of 2004. The Roto-Rooter segment's gross margin was 44.5% in the 2005 second quarter and 44.4% in the second quarter of 2004.

         Selling, general and administrative expenses ("SG&A") for the second quarter of 2005 were $36,802,000, an increase of $2,326,000 (6.7%) versus the second quarter of 2004. The increase is largely due to higher revenues by both segments during the second quarter of 2005 verus 2004.

         Other expenses for the second quarter of 2005 totaled $1,166,000 versus a credit of $1,368,000 in 2004. The 2005 charges include $1,837,000 of expenses for expenses of the long-term incentive program ("LTIP") and a credit of $671,000 for an adjustment to Company's shares expenses of the 2004 acquisition of VITAS. The credit for 2004 represents an adjustment to the Company's share of expenses of the 2004 acquisition of VITAS incurred by VITAS when it was a 37% equity investee of the Company.

         Income from operations increased $1,299,000 from $20,763,000 in the second quarter of 2004 to $22,062,000 in the second quarter of 2005. The increase is attributable primarily to higher income from operations of VITAS ($2,704,000) and Roto-Rooter ($396,000) partially offset by a higher operating loss for Corporate ($1,801,000). The higher operating loss at Corporate is attributable to higher other expenses in the second quarter of 2005 verus 2004 (an increase of $1,643,000). This increase is due to higher LTIP expenses ($946,000) and a lower credit for the adjustment to transaction-related expenses of the VITAS acquisition ($697,000).

         Interest expense, substantially all of which is incurred at Corporate, declined from $6,204,000 in the second quarter of 2004 to $5,039,000 in the 2005 quarter. This decline is due primarily to the reduction in debt outstanding that occurred in February 2005 when we refinanced a significant portion of our debt. Other income-net increased from $149,000 in the second quarter of 2004 to $600,000 in the second quarter of 2005. The increase is attributable primarily to $208,000 lower losses from market valuation adjustments on trading investments of employee benefit trusts in 2005 versus 2004 and to higher gains on other investments held in employee benefit trusts in 2005 ($354,000). These gains and market valuation adjustments are entirely offset by expenses in the SG&A category of the statement of income.

         Our effective income tax rate declined from 43.4% in the second quarter of 2004 to 37.0% in the second quarter of 2005. This reduction is due primarily to a lower effective state and local income tax rate due primarily to revised tax planning strategies implemented in the third quarter of 2004.

         Income from continuing operations increased from $8,327,000 ($.34 per share and $.33 per diluted share) for the second quarter of 2004 to $11,111,000 ($.44 per share and $.42 per diluted share) for the second quarter of 2005. Net income increased from $8,318,000 ($.34 per share and $.33 per diluted share) for the second quarter of 2004 to income of $8,885,000 ($.35 per share and $.34 per diluted share). Income from continuing operations and net income for both periods included the following aftertax special items/adjustments that increased/(reduced) aftertax earnings (in thousands):

                                                  For the Three Months Ended
                                                            June 30,
                                                 ----------------------------
                                                     2005             2004
                                                 ------------      ----------
Compensation expense of the LTIP                  $(1,152)          $  --
Adjustments to transaction-related costs
   of the VITAS acquisition                           671               821
OIG investigation-related expenses
  (VITAS)                                            (160)             --
                                                 ------------      ----------
Total aftertax impact on earnings                 $  (641)          $   821
                                                 ============      =========

         In addition, net income for the second quarter of 2005 includes a loss of $2,226,000 (2004-$9,000) from discontinued operations.

Second quarter 2005 versus Second quarter 2004-Segment Results

         The change in aftertax earnings for the second quarter of 2005 versus the second quarter of 2004 is due to (in thousands):


                                                        Increase/
                                                       (Decrease)
                                                        ---------
Higher aftertax earnings of VITAS in 2005                $ 2,242
Higher aftertax earnings of Roto-Rooter in 2005              526
Higher loss on discontinued operations in 2005            (2,217)
All other                                                     16
                                                         -------
Increase in net income in 2005                           $   567
                                                         =======

         The higher aftertax earnings of VITAS and Roto-Rooter in the second quarter of 2005 are due to revenue increases of 18.0% and 5.3%, respectively. The higher loss for discontinued operations in the second quarter of 2005 is primarily attributable to the sale of Service America in May 2005 and finalizing adjustments to income taxes, assets and other liabilities.


First Six Months of 2005 versus First Six Months of 2004-
Consolidated Results

         The Company's service revenues and sales for the first six months of 2005 increased 39% versus revenues for the first six months of 2004. This $125.5 million increase largely was attributable to the acquisition of VITAS on February 24, 2004 and to the following (dollar amounts in thousands):

                                                       Increase/(Decrease)
                                                       -------------------
                                                        Amount     Percent
                                                       --------   --------
         VITAS
           Increase in first quarter 2005
             revenues due to only recogniz-
             ing a partial quarter's revenues
             in 2004 (VITAS was acquired on
             February 24, 2004)                         $94,878     185.6%
           Increase in second quarter 2005
             revenues due primarily to higher
             ADC in 2005 versus 2004                     23,508      18.0
         Roto-Rooter
           Plumbing                                       4,280       8.1
           Drain Cleaning                                   930       1.6
           Other                                          1,875       6.6
                                                       --------    -------
              Total                                    $125,471      39.3%
                                                       ========    =======

VITAS' revenues for the first six months of 2005 included revenues from the following sources (in thousands):

         Routine home care                                    $207,482
         Continuous home care                                   50,277
         General inpatient care
           and other                                            41,979
                                                              --------
         Total                                                $299,738
                                                              ========

Approximately 96% of VITAS' revenues for the period was from Medicare and Medicaid.

         Excluding divested locations, the increase in plumbing revenues for the first six months of 2005 versus 2004 comprises a 4.9% increase in the number of jobs performed and a 4.0% increase in the average price per job. The increase in drain cleaning revenues for the first six months of 2005 versus 2004 comprised a 2.5% decline in the number of jobs and a 5.0% increase in the average price per job. The increase in other revenues for the first six months of 2005 versus 2004 is attributable primarily to increases in independent contractor operations and other services.

         The consolidated gross margin was 29.4% in the first six months of 2005 as compared with 31.5% in the first six months of 2004, largely due to the acquisition of VITAS on February 24, 2004. In 2004 VITAS accounted for 57% of total revenues and 39% of total gross profit. For the first six months of 2005 these percentages were 67% and 49%, respectively. Thus, VITAS' lower gross profit margin (versus Roto-Rooter's) had a more significant impact on overall margins in 2005. On a segment basis, VITAS' gross margin was 21.2% in the first six months of 2005 and 21.6% in the first six months of 2004. The Roto-Rooter segment's gross margin increased 1.8% points to 46.3%, largely due to a favorable adjustment to the casualty insurance accruals related to prior periods' experience and to lower training wages as a percentage of revenues, in the first six months of 2005 versus 2004.

         Selling, general and administrative expenses ("SG&A") for the first six months of 2005 were $73,397,000, an increase of $10,709,000 (17.1%) versus the first six months of 2004. Almost all of the increase was attributable to the increased SG&A of the VITAS segment, acquired February 24, 2004. Similarly, the $690,000 increase in depreciation expense and $865,000 increase in amortization expense for the first six months of 2005 versus the first six months of 2004 are primarily due to the VITAS segment.

         Other expenses for the first six months declined $4,925,000 from $7,415,000 in 2004 to $2,490,000 in 2005 due primarily to lower expenses of the long-term incentive program ("LTIP") in 2005 versus 2004.

         Income from operations increased $22,979,000 from $21,737,000 in the first six months of 2004 to $44,716,000 in the first six months of 2005. The increase comprises (in thousands):

                                                           Increase/
                                                          (Decrease)
                                                           ---------
         Higher income from operations of VITAS
            (acquired February 24, 2004)                   $ 12,788
         Higher income from operations of Roto-Rooter         5,770
         Lower operating loss for Corporate                   4,421
                                                           --------
              Total                                        $ 22,979
                                                           ========

         The lower operating loss for Corporate is attributable primarily to lower other expenses (largely LTIP costs) in 2005 versus 2004.

         Interest expense, substantially all of which is incurred at Corporate, increased from $9,104,000 in the first six months of 2004 to $10,874,000 in the 2005 period. This increase is due primarily to having the acquisition-related debt outstanding for the entire first quarter of 2005 versus only 37 days during the first quarter of 2004. This increase is partially offset by the February 2005 refinancing which reduced debt outstanding.

         Other income-net declined from $1,628,000 in the first six months of 2004 to $1,327,000 in the first six months of 2005. The decline is attributable primarily to $701,000 lower market valuation adjustments on trading investments of employee benefit trusts in 2005 versus 2004. This reduction is partially offset by $354,000 gains recorded from other investments of the employee benefit trusts. These market valuation adjustments and investments gains are entirely offset by expenses of deferred compensation liabilities in the SG&A category of the statement of income.

         Our effective income tax rate declined from 52.6% in the first six months of 2004 to 39.0% in the first six months of 2005. The effective income tax rate was significantly higher in the first six months of 2004 due to higher corporate expenses for which no state tax benefit was recorded.

         Equity in the loss of VITAS for 2004 represents the Company's 37% share of VITAS' loss for the period from January 1, 2004 through February 23, 2004, prior to our acquiring a controlling interest in VITAS. During the first one month and 23 days of 2004, VITAS recorded a net loss due to significant transaction-related expenses on the sale of its business to Chemed.

         Income from continuing operations increased from $1,071,000 ($.05 per share) for the first six months of 2004 to $19,016,000 ($.75 per share and $.73 per diluted share) for the first six months of 2005. Net income increased from $1,208,000 ($.05 per share) for the first six months of 2004 to $17,001,000 ($.67 per share and $.65 per diluted share). Income from continuing operations and net income for both periods included the following aftertax special items/adjustments that increased/(reduced) aftertax earnings (in thousands):

                                                      For the Six Months Ended
                                                               June 30,
                                                  -----------------------------
                                                      2005              2004
                                                  -----------        ----------
Loss on extinguishment of debt                    $ (2,523)          $ (2,164)
Compensation expense of the LTIP                    (1,847)            (5,723)
Favorable adjustment to casualty
   insurance accruals related to prior
   years' experience                                 1,014               --
Adjustments to transaction-related costs
   of the VITAS acquisition                            671                821
OIG investigation-related expenses
   (VITAS)                                            (160)              --
Cost of accelerating vesting of
   stock options                                      (137)              --
Equity in loss of VITAS in 2004                       --               (4,105)
                                                  ---------          ---------
Total aftertax impact on earnings                 $ (2,982)          $(11,171)
                                                  =========          =========

         In addition, net income for the first six months of 2005 includes a loss from discontinued operations of $2,015,000 (2004-income of $137,000) related to Service America, discontinued in 2004.

First six months 2005 versus First six months 2004-Segment Results

         The change in aftertax earnings for the first six months of 2005 versus the first six months of 2004 is due to (in thousands):

                                                      Increase/
                                                     (Decrease)
                                                     ----------
Higher earnings of VITAS, acquired
   February 24, 2004                                   $  9,014
Inclusion of the equity in the loss of
   VITAS in the results for 2004                          4,105
Higher earnings of the Roto-Rooter
   segment in 2005                                        3,433
Loss on discontinued operations in 2005 verus
   income in 2004                                        (2,152)
All other                                                 1,393
                                                       ---------
Increase in net income in 2005                         $ 15,793
                                                       =========

         The higher aftertax earnings of VITAS is due to the inclusion of 100% of VITAS' earnings for the entire first six months of 2005 versus only 127 days' earnings in the first six months of 2004. The higher aftertax earnings of Roto-Rooter in the first six months of 2005 versus 2004 were primarily driven by a 5.1% increase in total revenues. The loss for discontinued operations in the first six months of 2005 is primarily attributable to the sale of Service America in May 2005 and finalizing adjustments to income taxes, assets and other liabilities.

         The following charts update historical financial and operating data of VITAS, acquired in February 2004 (dollars in thousands, except dollars per patient day):

                                                                    2004                            2005
                                                          ---------------------------     ----------------------------
                                                            Second       Year-to-Date       Second        Year-to-Date
                                                           Quarter          June            Quarter          June
                                                          ----------     ------------     -----------     ------------
 OPERATING STATISTICS
      Net revenue
               Homecare                                   $   88,967       $ 171,949       $  106,610       $  207,482
               Inpatient                                      18,634          37,412           21,131           41,979
               Continuous care                                22,639          44,861           26,007           50,277
                                                          -----------    -----------     ------------      -----------
                    Total                                 $  130,240       $ 254,222       $  153,748       $  299,738
                                                          ===========    ===========     ============      ===========
      Net revenue as a percent of total
               Homecare                                         68.3%           67.7%            69.4%            69.2%
               Inpatient                                        14.3            14.7             13.7             14.0
               Continuous care                                  17.4            17.6             16.9             16.8
                                                          ----------     -----------     ------------      -----------
                    Total                                      100.0%          100.0%           100.0%           100.0%
                                                          ==========     ===========     ============      ===========
      Average daily census ("ADC") (days)
               Homecare                                        4,709           4,525            5,750            5,589
               Nursing home                                    3,048           2,991            3,260            3,230
                                                          ----------     -----------     ------------      -----------
                    Routine homecare                           7,757           7,516            9,010            8,819
               Inpatient                                         369             371              406              405
               Continuous care                                   456             452              497              495
                                                           ---------     -----------     ------------      -----------
                    Total                                      8,582           8,339            9,913            9,719
                                                           =========     ===========     ============      ===========
      Total Admissions                                        11,473          23,709           12,646           25,594
      Average length of stay (days)                             59.9            57.8             66.8(a)          66.4
      Median length of stay (days)                              12.0            11.5             12.0             11.5
      ADC by major diagnosis
               Neurological                                     31.0%           30.9%            32.0%            31.4%
               Cancer                                           23.3            23.5             21.4             22.3
               Cardio                                           14.3            14.2             15.2             14.8
               Respiratory                                       7.4             7.4              7.2              7.2
               Other                                            24.0            24.0             24.2             24.3
                                                           ---------     -----------    -------------      -----------
               Total                                           100.0%          100.0%           100.0%           100.0%
                                                           =========     ===========    =============      ===========
      Admissions by major diagnosis
               Neurological                                     18.4%           19.1%            18.7%            19.2%
               Cancer                                           37.2            36.3             36.6             35.5
               Cardio                                           13.2            13.3             13.8             14.0
               Respiratory                                       7.3             7.7              6.9              7.6
               Other                                            23.9            23.6             24.0             23.7
                                                           ---------     -----------    -------------      -----------
              Total                                            100.0%          100.0%           100.0%           100.0%
                                                           =========     ===========    =============      ===========
      Direct patient care margins (b)
               Routine homecare                                 49.9%           49.3%            49.4%            49.6%
               Inpatient                                        25.9            26.5             23.0             22.9
               Continuous care                                  19.0            19.1             19.5             18.5
      Homecare margin drivers
         (dollars per patient day)
               Labor costs                                $    41.53       $   42.74       $    46.01       $    45.86
               Drug costs                                       9.24            8.95             7.94             7.72
               Home medical equipment                           5.80            5.76             5.53             5.50
               Medical supplies                                 1.91            1.92             2.14             2.15
      Inpatient margin drivers
         (dollars per patient day)
               Labor costs                                $   202.08       $  200.15       $   240.76       $   239.55
      Continuous care margin drivers
         (dollars per patient day)
               Labor costs                                $   421.84       $  421.79       $   443.83       $   438.56
      Bad debt expense as a percent of revenues                  1.1%            1.2%             0.9%             0.9%
       Accounts receivable --
        days of revenue outstanding                             35.1             N/A            43.8              N/A



(a) VITAS has six large (greater than 450 ADC), 14 medium (greater than 200 but less than 450 ADC) and 19 small (less than 200 ADC) hospice programs. Only one program had an average length of stay in excess of 100 days. The average length of stay for all discharged patients by program, ranged from a low of 11.7 days to a high of 163.3 days for the second quarter of 2005.

(b)      Amounts exclude indirect patient care and administrative costs.

                                                               2004                                2005
                                             --------------------------------------     -------------------------
                                                     First Quarter
                                             ----------------------------
                                               January 1      February 24
                                                      to           to       Second      Second    Year-to-date to
                                             February 23      March 31 (a)  Quarter     Quarter         June
                                             -----------     ------------- --------     --------  ---------------
STATEMENT OF OPERATIONS
Service revenues and sales                     $  72,870      $  51,112    $130,240      153,748      $ 299,738
                                             -----------      ---------    --------     --------      ---------
Cost of services provided
    (excluding depreciation)                      58,848        40,486      101,790      120,854        236,074
Selling, general and administrative expenses       8,182         5,060       12,319       13,590         26,714
Depreciation                                         836           748        1,861        1,770          3,555
Amortization                                           4           331        1,010          984          1,979
Other expense                                     24,956(b)        --            --          588            881
                                             -----------      --------     --------     --------      ---------
Total costs and expenses                          92,826        46,625      116,980      137,786        269,203
                                             -----------      --------     --------     --------      ---------
    Income/(loss) from operations                (19,956)        4,487       13,260       15,962         30,535
Interest expense                                    (919)          (28)         (30)         (33)           (71)
Loss on extinguishment of debt                    (4,497)(b)        --           --           --             --
Other income--net                                     41            31          176          695          1,312
                                             -----------      --------     --------     --------      ---------
    Income/(loss) before income taxes            (25,331)        4,490       13,406       16,624         31,776
Income taxes                                       6,996        (1,893)      (5,499)      (6,475)       (12,258)
                                             -----------      --------     --------     --------      ---------
     Net income/(loss)                         $ (18,335)     $  2,597     $  7,907     $ 10,149      $  19,518
                                             ===========      ========     ========     ========      =========
EBITDA (c)
  Net income/(loss)                            $ (18,335)     $  2,597     $  7,907     $ 10,149      $  19,518
  Add/(deduct)
    Interest expense                                 919            28           30           33             71
    Income taxes                                  (6,996)        1,893        5,499        6,475         12,258
    Depreciation                                     836           748        1,861        1,770          3,555
    Amortization                                       4           331        1,010          984          1,979
                                             -----------      --------     --------     --------      ---------
  EBITDA                                       $ (23,572)     $  5,597    $ 16,307     $ 19,411      $  37,381
                                             ===========      ========     ========     ========      =========


(a) We acquired VITAS on February 24, 2004 and recorded estimated purchase accounting adjustments to the value of VITAS' assets as of that date.

(b) Costs related to the sale of VITAS totaled $29,453,000 pretax ($20,930,000 aftertax) for January 1 through February 23, 2004.

(c) EBITDA is income before interest expense, income taxes, depreciation and amortization. We use EBITDA, in addition to net income, income/(loss) from operations and cash flow from operating activities, to assess our performance and believe it is important for investors to be able to evaluate us using the same measures used by management. We believe EBITDA is an important supplemental measure of operating performance because it provides investors with an indication of our performance independent of our debt and equity structure and related costs. We also believe EBITDA is a supplemental measurement tool used by analysts and investors to help evaluate a company's overall operating performance by including only transactions related to core cash operating business activities. EBITDA as calculated by us is not necessarily comparable to similarly titled measures reported by other companies. In addition, EBITDA is not prepared in accordance with accounting principles generally accepted in the United States ("GAAP"), and should not be considered an alternative for net income, income from operations, net cash provided by operating activities or other financial information determined under GAAP, and should not be considered as a measure of profitability or liquidity. We believe the line on the consolidated statement of operations entitled net income/(loss) is the most directly comparable GAAP measure to EBITDA. EBITDA, as calculated above, includes interest income, loss on extinguishment of debt and costs related to the sale of VITAS to the Company as follows (in thousands):

                                                               2004                                2005
                                             --------------------------------------     -------------------------
                                                     First Quarter
                                             ----------------------------
                                               January 1      February 24
                                                  to              to       Second      Second    Year-to-date to
                                             February 23      March 31 (a)  Quarter     Quarter         June
                                             -----------     ------------- --------     --------  ---------------

Interest income                              $        41     $         31   $   196     $    714   $       1,349
Loss on extinguishment of debt                     4,497               --        --           --              --
Costs related to sale of business                 24,956               --        --           --              --

Recent Accounting Statements

         In December 2004, the FASB issued SFAS No. 123 (revised
2004)"Share-Based Payment" ("SFAS No. 123R"), which requires companies to recognize in the income statement the grant-date fair value of stock options and other equity-based compensation issued to employees and disallows the use of the intrinsic value method of accounting for stock options, but expresses no preference for a type of valuation model. This statement supersedes APB No. 25, but does not change the accounting guidance for share-based payment transactions with parties other than employees provided in SFAS No. 123 as originally issued. Based on recent action by the SEC, SFAS No. 123R will be effective as of the beginning of the Company's next fiscal year (January 1, 2006). We are evaluating our stock incentive programs and most likely will significantly reduce the number of stock options granted after December 31, 2005. In March 2005, the Board of Directors approved immediate vesting of all unvested stock options to avoid recognizing approximately $951,000 of pretax expense that would have been charged to income under SFAS No. 123R during the five quarters beginning on January 1, 2006. The $215,000 pretax cost of accelerating the vesting of these options is included in the determination of income from continuing operations for first quarter of 2005. As a result, we do not expect the implementation of SFAS No. 123R in the first quarter of 2006 to have a significant impact on our financial condition, results of operations or cash flows.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

         Chemed's primary market risk exposure relates to interest rate risk exposure through its variable interest rate borrowings. At June 30, 2005, we had a total of $84.8 million of variable rate debt outstanding. Should the interest rate on this debt increase 100 basis points, our annual interest expense would increase $848,000. The quoted market value of our 8.75% fixed rate senior notes on July 31, 2005 is $160.5 million(carrying value is $150 million). We estimate that the fair value of the remainder of our long-term debt approximates its book value at June 30, 2005 ($85.7 million).

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

         The Company recently carried out an evaluation, under the supervision of the Company's President and Chief Executive Officer, and with the participation of the Vice President and Chief Financial Officer and the Vice President and Controller, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rules 13a-14/15d-14(a). Based upon the foregoing, the Company's President and Chief Executive Officer, Vice President and Chief Financial Officer and Vice President and Controller concluded that as of the date of this report the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company and its consolidated subsidiaries required to be included in the Company's Exchange Act reports. There have been no significant changes in internal control over financial reporting during the first six months of 2005.

PART II OTHER INFORMATION

Item 4.  Submission of matters to a vote of security holders:

a.       The Company held its annual meeting of stockholders on May 16, 2005.

b.       The names of directors elected at this annual meeting are as follows:

         Edward L. Hutton                   Walter L. Krebs
         Kevin J.  McNamara                 Sandra E. Laney
         Donald Breen, Jr.                  Timothy S. O'Toole
         Charles H. Erhart, Jr.             Donald E. Saunders
         Joel F. Gemunder                   George J. Walsh
         Patrick P. Grace                   Frank E. Wood
         Thomas C. Hutton

c. The stockholders ratified the selection by the Board of Directors of PricewaterhouseCoopers LLP as independent accountants for the Company and its consolidated subsidiaries for the year 2005: 11,143,681 votes were cast in favor of the proposal, 442,541 votes were cast against it, 28,258 votes abstained, and there were no broker non-votes.

         With respect to the election of directors, the number of votes cast for each nominee was as follows:

                                      For               Withheld


         Edward L. Hutton             10,080,801        1,533,679
         Kevin J. McNamara            10,262,597        1,351,882
         Donald Breen, Jr.            10,708,394          906,086
         Charles H. Erhart, Jr.       10,142,106        1,472,374
         Joel F. Gemunder             10,052,706        1,561,774
         Patrick P. Grace             11,044,626          569,854
         Thomas C.  Hutton            10,087,026        1,527,453
         Walter L. Krebs              10,470,560        1,143,920
         Sandra E. Laney               9,877,589        1,736,891
         Timothy S. O'Toole           10,092,736        1,521,744
         Donald E. Saunders           10,371,878        1,242,602
         George J. Walsh, III         10,160,816        1,453,664
         Frank E. Wood                11,077,449          537,030

Item 6. Exhibits

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

                                        Chemed Corporation
                                        (Registrant)

Dated:       August 9, 2005             By: Kevin J. McNamara
                                        -----------------------------
                                            Kevin J. McNamara
                                            (President and Chief
                                             Executive Officer)

Dated:       August 9, 2005             By: David P. Williams
                                        -----------------------------
                                            David P. Williams
                                            (Vice President and Chief
                                            Financial Officer)

Dated:       August 9, 2005             By: Arthur V. Tucker, Jr.
                                        -----------------------------
                                            Arthur V. Tucker, Jr.
                                            (Vice President and
                                             Controller)