Form 10-Q
period 2005-09-30
CHEMED CORP
filed 2005-11-08
CIK 19584

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
                   Quarterly Report Under Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934

                      For Quarter Ended September 30, 2005

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports) and (2) has been subject to such filing
requirements for the past 90 days. Yes__X__   No

Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Act). Yes__X__   No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class                         Amount                          Date

Capital Stock                 25,752,440 Shares               September 30, 2005
$1 Par Value


================================================================================

                             CHEMED CORPORATION AND
                              SUBSIDIARY COMPANIES



                                      Index

                                                                        Page No.
                                                                        --------
PART I. FINANCIAL INFORMATION:

     Item 1. Financial Statements
             Unaudited Consolidated Balance Sheet -
               September 30, 2005 and December 31, 2004                     3

             Unaudited Consolidated Statement of Income -
               Three and nine months ended September 30, 2005 and 2004      4

             Unaudited Consolidated Statement of Cash Flows -
               Nine months ended September 30, 2005 and 2004                5

             Notes to Unaudited Financial Statements                        6

     Item 2. Management's Discussion and Analysis of Financial
              Condition and Results of Operations                          19

     Item 3. Quantitative and Qualitative Disclosures about Market Risk    31

     Item 4. Controls and Procedures                                       31

PART II. OTHER INFORMATION
     Item 6. Exhibits                                                      32

                          PART I. FINANCIAL INFORMATION
                          Item 1. Financial Statements
                   CHEMED CORPORATION AND SUBSIDIARY COMPANIES
                      UNAUDITED CONSOLIDATED BALANCE SHEET
                 (in thousands except share and per share data)


                                                     September 30,  December 31,
                                                          2005          2004
                                                     -------------  ------------
ASSETS
  Current assets
     Cash and cash equivalents                         $  37,575     $  71,448
     Accounts receivable less allowances of $ 7,692
      (2004 -  $7,544)                                    84,472        64,663
     Inventories                                           7,252         7,019
     Current deferred income taxes                        21,486        31,250
     Prepaid income taxes                                  8,112             -
     Current assets of discontinued operations             3,112        13,397
     Prepaid expenses and other current assets             7,186         9,842
                                                       ----------    ----------
         Total current assets                            169,195       197,619
  Investments of deferred compensation plans held in
   trust                                                  21,072        18,317
  Other investments                                        1,445         1,445
  Note receivable                                         12,500        12,500
  Properties and equipment, at cost, less accumulated
   depreciation of $ 63,309  (2004 - $53,497)             62,687        55,796
  Identifiable intangible assets less accumulated
   amortization of $8,208  (2004 -  $5,174)               73,892        76,924
  Goodwill                                               434,559       432,732
  Noncurrent assets of discontinued operations               287         5,705
  Other assets                                            22,111        24,528
                                                       ----------    ----------
         Total Assets                                  $ 797,748     $ 825,566
                                                       ==========    ==========

LIABILITIES
  Current liabilities
     Accounts payable                                  $  45,401     $  37,777
     Current portion of long-term debt                     1,123        12,185
     Income taxes                                          5,830        10,944
     Accrued insurance                                    28,634        26,350
     Accrued salaries and wages                           19,563        17,030
     Current liabilities of discontinued operations        6,301        22,117
     Other current liabilities                            33,695        42,777
                                                       ----------    ----------
         Total current liabilities                       140,547       169,180
  Deferred income taxes                                   18,880        16,814
  Long-term debt                                         234,327       279,510
  Deferred compensation liabilities                       20,991        18,311
  Noncurrent liabilities of discontinued operations          411           811
  Other liabilities                                        7,044         8,848
                                                       ----------    ----------
         Total Liabilities                               422,200       493,474
                                                       ----------    ----------

STOCKHOLDERS' EQUITY
  Capital stock - authorized 40,000,000 shares $1 par;
   issued 28,020,866 shares (2004 - 13,491,341
   pre-2005 stock split shares)                           28,021        13,491
  Paid-in capital                                        226,275       212,691
  Retained earnings                                      168,564       141,542
  Treasury stock - 2,268,426 shares (2004 - 983,128
   pre-2005 stock split shares), at cost                 (45,757)      (33,873)
  Unearned compensation                                   (3,363)       (3,590)
  Deferred compensation payable in Company stock           2,354         2,375
  Notes receivable for shares sold                          (546)         (544)
                                                       ----------    ----------
         Total Stockholders' Equity                      375,548       332,092
                                                       ----------    ----------
         Total Liabilities and Stockholders' Equity    $ 797,748     $ 825,566
                                                       ==========    ==========


            See accompanying notes to unaudited financial statements.

                   CHEMED CORPORATION AND SUBSIDIARY COMPANIES
                   UNAUDITED CONSOLIDATED STATEMENT OF INCOME
                      (in thousands, except per share data)


                                                    Three Months Ended         Nine Months Ended
                                                       September 30,              September 30,
                                                  -----------------------   -----------------------
                                                     2005         2004         2005         2004
                                                  ----------   ----------   ----------   ----------
Continuing Operations
    Service revenues and sales                    $ 233,328    $ 201,885    $ 678,274    $ 521,360
                                                  ----------   ----------   ----------   ----------
    Cost of services provided and goods sold
     (excluding depreciation)                       165,229      142,130      479,301      361,049
    Selling, general and administrative expenses     38,423       35,371      111,820       98,059
    Depreciation                                      4,086        2,610       11,934        9,768
    Amortization                                      1,248        1,704        3,671        3,262
    Other expenses--net                                (130)        (219)       2,360        7,196
                                                  ----------   ----------   ----------   ----------
       Total costs and expenses                     208,856      181,596      609,086      479,334
                                                  ----------   ----------   ----------   ----------
       Income from operations                        24,472       20,289       69,188       42,026
    Interest expense                                 (5,147)      (6,083)     (16,021)     (15,187)
    Loss on extinguishment of debt                        -            -       (3,971)      (3,330)
    Other income--net                                 1,317          336        2,644        1,964
                                                  ----------   ----------   ----------   ----------
       Income before income taxes                    20,642       14,542       51,840       25,473
    Income taxes                                     (6,010)      (3,805)     (18,192)      (9,560)
    Equity in loss of affiliate (Vitas)                   -            -            -       (4,105)
                                                  ----------   ----------   ----------   ----------
       Income from continuing operations             14,632       10,737       33,648       11,808
Discontinued operations, net of income taxes              -         (125)      (2,015)          12
                                                  ----------   ----------   ----------   ----------
Net income                                        $  14,632    $  10,612    $  31,633    $  11,820
                                                  ==========   ==========   ==========   ==========


Earnings Per Share
       Income from continuing operations          $    0.57    $    0.43    $    1.32    $    0.50
                                                  ==========   ==========   ==========   ==========
       Net income                                 $    0.57    $    0.43    $    1.24    $    0.50
                                                  ==========   ==========   ==========   ==========
       Average number of shares outstanding          25,719       24,940       25,453       23,808
                                                  ==========   ==========   ==========   ==========

 Diluted Earnings Per Share
       Income from continuing operations          $    0.55    $    0.42    $    1.28    $    0.49
                                                  ==========   ==========   ==========   ==========
       Net income                                 $    0.55    $    0.42    $    1.21    $    0.49
                                                  ==========   ==========   ==========   ==========
       Average number of shares outstanding          26,401       25,402       26,202       24,272
                                                  ==========   ==========   ==========   ==========

Cash Dividends Per Share                          $    0.06    $    0.06    $    0.18    $    0.18
                                                  ==========   ==========   ==========   ==========


            See accompanying notes to unaudited financial statements.

                   CHEMED CORPORATION AND SUBSIDIARY COMPANIES
                 UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (in thousands)

                                                              Nine Months Ended
                                                                September 30,
                                                            --------------------
                                                               2005       2004
                                                            ---------  ---------
Cash Flows from Operating Activities
  Net income                                                $ 31,633   $ 11,820
  Adjustments to reconcile net income to net cash provided
   by operating activities:
      Depreciation and amortization                           15,605     13,030
      Provision for uncollectible accounts receivable          5,352      4,543
      Write off of unamortized debt issuance costs             2,871          -
      Noncash long-term incentive compensation                 2,574      4,988
      Discontinued operations                                  2,015        (12)
      Provision for deferred income taxes                     (1,176)      (874)
      Amortization of debt issuance costs                      1,395      1,457
      Equity in loss of affiliate                                  -      4,105
      Changes in operating assets and liabilities, excluding
       amounts acquired in business combinations:
          Increase in accounts receivable                    (25,264)   (14,328)
          Increase in inventories                               (233)      (702)
          Decrease in prepaid expenses and other current
           assets                                              2,656     15,302
          Decrease in accounts payable and other current
           liabilities                                        (3,584)   (14,080)
          Increase in income taxes                            11,827      9,288
          (Increase)/decrease in other assets                 (2,876)     5,786
          Increase in other liabilities                        1,464        418
      Noncash expense of internally financed ESOPs               858      1,420
      Other sources/(uses)                                       479       (200)
                                                            ---------  ---------
        Net cash provided by continuing operations            45,596     41,961
        Net cash (used)/provided by discontinued operations   (1,559)     4,604
                                                            ---------  ---------
        Net cash provided by operating activities             44,037     46,565
                                                            ---------  ---------
Cash Flows from Investing Activities
  Capital expenditures                                       (18,874)   (13,108)
  Net uses from disposals of discontinued operations          (7,145)    (1,156)
  Business combinations, net of cash acquired                 (5,680)  (330,881)
  Proceeds from sales of property and equipment                  125        375
  Return of merger deposit                                         -     10,000
  Other uses                                                    (232)      (192)
                                                            ---------  ---------
      Net cash used by investing activities                  (31,806)  (334,962)
                                                            ---------  ---------
Cash Flows from Financing Activities
  Repayment of long-term debt                               (141,245)   (94,686)
  Proceeds from issuance of long-term debt                    85,000    295,000
  Increase in cash overdraft payable                          10,684      6,920
  Issuance of capital stock, net of issuance costs            10,009     97,429
  Dividends paid                                              (4,611)    (4,210)
  Purchases of treasury stock                                 (4,390)    (2,391)
  Debt issuance costs                                         (1,755)   (14,436)
  Repayment of stock subscriptions note receivable                 -      8,053
  Redemption of convertible trust preferred securities             -     (2,736)
  Other sources                                                  204         27
                                                            ---------  ---------
      Net cash provided/(used) by financing activities       (46,104)   288,970
                                                            ---------  ---------
Increase/(Decrease) in cash and cash equivalents             (33,873)       573
Cash and cash equivalents at beginning of year                71,448     50,688
                                                            ---------  ---------
Cash and cash equivalents at end of period                  $ 37,575   $ 51,261
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

     We have prepared the accompanying unaudited consolidated financial statements of Chemed in accordance with Rule 10-01 of SEC Regulation S-X. Consequently, we have omitted certain disclosures required under generally accepted accounting principles in the United States for complete financial statements. However, in our opinion, the financial statements presented herein contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position, results of operations and cash flows of the Company. These financial statements are prepared on the same basis as and should be read in conjunction with the Consolidated Financial Statements and related notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2004. Certain 2004 amounts have been reclassified to conform with the current period presentation, primarily related to the presentation of the financial position, results of operations and cash flows from discontinued operations.

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

     The following table illustrates the effect on net income and earnings per share as if the Company had applied the fair-value-recognition provisions of Financial Accounting Standards Board ("FASB") Statement No. 123, Accounting for Stock-Based Compensation (as amended) (in thousands, except per share data):

                                                                   Three Months Ended
                                                                      September 30,
                                                                  ---------------------
                                                                    2005        2004
                                                                  ---------   ---------
     Net income as reported                                       $ 14,632    $ 10,612
     Add: stock-based compensation expense included in net
          income as reported, net of income tax effects                182          92
     Deduct: total stock-based employee compensation determined under a fair-value- based method for all stock
             options and awards, net of income tax effects            (234)     (1,968)
                                                                  ---------   ---------

     Pro forma net income                                         $ 14,580    $  8,736
                                                                  =========   =========

     Earnings per share
         As reported                                              $   0.57    $   0.43
                                                                  =========   =========

         Pro forma                                                $   0.57    $   0.35
                                                                  =========   =========

     Diluted earnings per share
         As reported                                              $   0.55    $   0.42
                                                                  =========   =========

         Pro forma                                                $   0.55    $   0.34
                                                                  =========   =========

                                                                    Nine Months Ended
                                                                      September 30,
                                                                  ---------------------
                                                                    2005        2004
                                                                  ---------   ---------
     Net income as reported                                       $ 31,633    $ 11,820
     Add: stock-based compensation expense included in net
          income as reported, net of income tax effects              2,670       3,915
     Deduct: total stock-based employee compensation determined under a fair-value- based method for all stock
             options and awards, net of income tax effects          (6,548)     (6,988)
                                                                  ---------   ---------

     Pro forma net income                                         $ 27,755    $  8,747
                                                                  =========   =========

     Earnings per share
         As reported                                              $   1.24    $   0.50
                                                                  =========   =========

         Pro forma                                                $   1.09    $   0.37
                                                                  =========   =========

     Diluted earnings per share
         As reported                                              $   1.21    $   0.49
                                                                  =========   =========

         Pro forma                                                $   1.06    $   0.36
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

3. Revenue Recognition
     The Company recognizes service revenues and sales when the earnings process has been completed. Generally, this occurs when services are provided or the products are delivered. VITAS recognizes revenue at the estimated realizable amount due from third-party payers. Medicare payments are subject to certain caps, as described further below.

     We actively monitor each of our hospice programs, by provider number, as to their specific admission, discharge rate and average length of stay data in an attempt to determine whether they are likely to exceed the annual per-beneficiary Medicare cap ("Medicare Cap"). Should we determine that a provider number is likely to exceed the Medicare Cap based on projected trends, we attempt to institute corrective action to influence the patient mix or to increase patient admissions. However, should we project our corrective action will not prevent that program from exceeding its Medicare Cap, we estimate the amount we would be required to repay at the end of the Medicare Cap year and accrue that amount, which is proportional to the number of months elapsed in the Medicare Cap year, as a reduction to patient revenue.

     As discussed in Note 8, during the second quarter of 2005, VITAS recorded a $1.0 million Medicare Cap liability for its Phoenix program, which was acquired in December 2004. No adjustment to the liability was necessary in the third quarter of 2005. The final liability will be determined in the fourth quarter of 2005 commensurate with the end of the 2005 measurement period. Management currently estimates the range of the final liability for the 2005 measurement period to be between $1.0 million and $1.5 million. Given that the Medicare Cap liability is related to patients being cared for at the time of acquisition, this liability is considered to be a pre-acquisition contingency of this program.

     None of VITAS' other hospice programs are currently projected to exceed the Medicare Cap for the 2005 measurement period.

4. Segments
     Service revenues and sales and aftertax earnings by business segment are as follows (in thousands):

                                            Three Months Ended September 30,
                                            --------------------------------
                                                2005                2004
                                             ----------          ----------
     Service Revenues and Sales
    ----------------------------
        VITAS                                $ 160,408           $ 135,101
        Roto-Rooter                             72,920              66,784
                                             ----------          ----------

            Total                            $ 233,328           $ 201,885
                                             ==========          ==========

         Aftertax Earnings
    ----------------------------
        VITAS                                $  11,564 (a)       $   8,975
        Roto-Rooter                              7,069 (b)           6,067 (b)
                                             ----------          ----------

            Total                            $  18,633           $  15,042
     Corporate                                  (4,001)(c)          (4,305)(c)
     Discontinued operations                        --                (125)(d)
                                             ----------          ----------

            Net income                       $  14,632           $  10,612
                                             ==========          ==========


                                            Nine Months Ended September 30,
                                            -------------------------------
                                                2005                2004
                                             ----------          ----------
     Service Revenues and Sales
    ----------------------------
        VITAS                                $ 460,146           $ 316,453 (e)
        Roto-Rooter                            218,128             204,907
                                             ----------          ----------

            Total                            $ 678,274           $ 521,360
                                             ==========          ==========

         Aftertax Earnings
    ----------------------------
        VITAS                                $  31,082 (f)       $  19,479 (e)
        Roto-Rooter                             19,890 (g)          15,454 (g)
                                             ----------          ----------

            Total                            $  50,972           $  34,933
        Corporate                              (17,324)(h)         (19,020)(h)
        Equity in loss of affiliates (VITAS)        --              (4,105)(i)
        Discontinued operations                 (2,015)(j)              12 (j)
                                             ----------          ----------

            Net income                       $  31,633           $  11,820
                                             ==========          ==========

--------------------
(a) Amount for the three months ended September 30, 2005 includes $192,000 for legal costs and expenses incurred in connection with the Office of Inspector General ("OIG") investigation.


(b) Amounts for the three months ended September 30, 2005 and 2004 include adjustments of income tax expense related to the finalization of prior-year tax returns upon expiration of certain statutes which increased earnings by $952,000 and $630,000, respectively. Additionally, the amount for the three months ended September 30, 2004 includes a cumulative adjustment to the effective state and local income tax rate which increased earnings by $217,000.

(c) Amounts for the three months ended September 30, 2005 and 2004 include adjustments of income tax expense related to the finalization of prior-year tax returns upon expiration of certain statutes which increased earnings by $835,000 and $390,000, respectively. Amounts for the three months ended September 30, 2005 and 2004 also include favorable adjustments to transaction related costs of the VITAS acquisition of $130,000 and $131,000, respectively. The amount for the three months ended September 30, 2004 includes a cumulative adjustment to the effective state and local income tax rate which increased earnings by $881,000.

(d) Amount for the three months ended September 30, 2004 represents the loss from the operations of Service America, discontinued in the fourth quarter of 2004.

(e) Amounts include consolidated operations of VITAS beginning on February 24, 2004 which is the date the Company acquired controlling interest in VITAS. Total service revenues for the nine months ended September 30, 2004 were $389,323,000.

(f) Amount for the nine months ended September 30, 2005 includes $352,000 for legal costs and expenses incurred in connection with the OIG investigation. Amount also includes costs of $547,000 related to awards made under the Company's long-term incentive plan ("LTIP").

(g) Amount for the nine months ended September 30, 2005 includes a favorable adjustment to casualty insurance expense of $1,014,000 due to favorable claims experience. Amounts for the nine months ended September 30, 2005 and 2004 include adjustments of income tax expense related to the finalization of prior-year tax returns upon expiration of certain statutes which increased earnings by $952,000 and $630,000, respectively. Amounts for both periods also include costs of $340,000 and $982,000, respectively, related to awards made under the LTIP.

(h) Amount for the nine months ended September 30, 2005 includes a noncash charge of $137,000 related to the acceleration of stock option vesting. Amounts for the nine months ended September 30, 2005 and 2004 include the following:
     o Adjustments of income tax expense related to the finalization of prior-year tax returns upon expiration of certain statutes which increased earnings by $835,000 and $390,000, respectively,
     o Favorable adjustments to transaction related costs of the VITAS acquisition of $801,000 and $952,000, respectively,
     o Loss on extinguishment of debt of $2,523,000 and $2,030,000, respectively and,
     o Costs of $960,000 and $4,455,000, respectively, related to awards made under the Company's LTIP.

(i) Amount for 2004 represents the Company's 37% equity in the loss of VITAS through February 23, 2004. During the period January 1, 2004 through February 23, 2004, VITAS incurred the following aftertax expenses related to the sale of its business to the Company (in thousands):

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
                                                                  =========

(j) Amount for 2005 includes an aftertax loss of $2,350,000 resulting from finalizing the disposal of Service America in May 2005. Amount for 2004 represents the income from the operations of Service America, discontinued in the fourth quarter of 2004.

5. Earnings per Share
     Earnings per share are computed using the weighted average number of shares of capital stock outstanding. Earnings and diluted earnings per share for 2005 and 2004 are computed as follows (in thousands, except per share data):

                                           Income         Shares        Income
                                         (Numerator)   (Denominator)   Per Share
                                         -----------   -------------   ---------
Income from Continuing Operations -
For the Three Months Ended September 30,
----------------------------------------
2005
   Reported income                        $ 14,632         25,719       $ 0.57
                                                                       =========
   Dilutive stock options                       --            617
   Nonvested stock awards                       --             65
                                         -----------   -------------

   Diluted income                         $ 14,632         26,401       $ 0.55
                                         ===========   =============   =========
2004
   Reported income                        $ 10,737         24,940       $ 0.43
                                                                       =========
   Dilutive stock options                       --            448
   Nonvested stock awards                       --             14
                                         -----------   -------------

   Diluted income                         $ 10,737         25,402       $ 0.42
                                         ===========   =============   =========

Net Income -
For the Three Months Ended September 30,
----------------------------------------
2005
   Reported income                        $ 14,632         25,719       $ 0.57
                                                                       =========
   Dilutive stock options                       --            617
   Nonvested stock awards                       --             65
                                         -----------   -------------

   Diluted income                         $ 14,632         26,401       $ 0.55
                                         ===========   =============   =========

2004
   Reported income                        $ 10,612         24,940       $ 0.43
                                                                       =========
   Dilutive stock options                       --            448
   Nonvested stock awards                       --             14
                                         -----------   -------------

   Diluted income                         $ 10,612         25,402       $ 0.42
                                         ===========   =============   =========

Income from Continuing Operations -
For the Nine Months Ended September 30,
---------------------------------------
2005
   Reported income                        $ 33,648         25,453       $ 1.32
                                                                       =========
   Dilutive stock options                       --            676
   Impact of LTIP shares issued July
    2005 (a)                                    --             12
   Nonvested stock awards                       --             61
                                         -----------   -------------

   Diluted income                         $ 33,648         26,202       $ 1.28
                                         ===========   =============   =========

2004 (b)
   Reported income                        $ 11,808         23,808       $ 0.50
                                                                       =========
   Dilutive stock options                       --            458
   Nonvested stock awards                       --              6
                                         -----------   -------------

   Diluted income                         $ 11,808         24,272       $ 0.49
                                         ===========   =============   =========

Net Income -
For the Nine Months Ended September 30,
---------------------------------------
2005
   Reported income                        $ 31,633         25,453       $ 1.24
                                                                       =========
   Dilutive stock options                       --            676
   Impact of LTIP shares issued July
    2005 (a)                                    --             12
   Nonvested stock awards                       --             61
                                         -----------   -------------

   Diluted income                         $ 31,633         26,202       $ 1.21
                                         ===========   =============   =========

2004 (b)
   Reported income                        $ 11,820         23,808       $ 0.50
                                                                       =========
   Dilutive stock options                       --            458
   Nonvested stock awards                       --              6
                                         -----------   -------------

   Diluted income                         $ 11,820         24,272       $ 0.49
                                         ===========   =============   =========

---------------
(a) These amounts reflect the dilutive impact of issuing the LTIP shares at the beginning of the second quarter rather than in June 2005, when the award was earned, as assumed for the computation of average shares outstanding.

(b) The impact of the convertible junior subordinated debentures is anti-dilutive and has been excluded from the computation of average shares outstanding for these periods.


6. Other Expenses -- Net
     Other expenses -- net from continuing operations for 2005 and 2004 include the following (in thousands):

                                                Three Months Ended September 30,
                                                --------------------------------
                                                    2005                  2004
                                                  ---------            ---------
Adjustments to transaction-related costs of the
 VITAS acquisition*                               $   (130)            $   (219)
                                                  =========            =========

                                                 Nine Months Ended September 30,
                                                --------------------------------
                                                    2005                  2004
                                                  ---------            ---------
Long-term incentive compensation (see Note 9)     $  2,946             $  8,783
Adjustments to transaction-related costs of the
 VITAS acquisition*                                   (801)              (1,587)
Cost of accelerating the vesting of stock
 options                                               215                   --
                                                  ---------            ---------

        Total other expenses - net                $  2,360             $  7,196
                                                  =========            =========

* These adjustments are adjustments to the Company's share of certain expenses of the acquisition of VITAS incurred by VITAS when it was a 37% equity investee of the Company.

7. Other Income -- Net
     Other income -- net comprises the following (in thousands):

                                                Three Months Ended September 30,
                                                --------------------------------
                                                     2005                 2004
                                                   --------             --------
Interest income                                    $   530              $   501
Market valuation gains/(losses) on trading
 investments of employee benefit trusts                796                  (82)
Loss on disposal of property and equipment             (67)                 (87)
Other--net                                              58                    4
                                                   --------             --------

      Total other income--net                      $ 1,317              $   336
                                                   ========             ========

                                                 Nine Months Ended September 30,
                                                --------------------------------
                                                     2005                 2004
                                                   --------             --------
Interest income                                    $ 1,443              $ 1,468
Market valuation gains on trading investments
 of employee benefit trusts                          1,114                  679
Loss on disposal of property and equipment             (86)                (236)
Other--net                                             173                   53
                                                   --------             --------

      Total other income--net                      $ 2,644              $ 1,964
                                                   ========             ========

8. Business Combinations
     During the first nine months of 2005, we completed one business combination in the VITAS segment and one business combination in the Roto-Rooter segment. The VITAS business acquired provides hospice services in the Pittsburgh, PA area and the Roto-Rooter business acquired provides drain cleaning and plumbing services using the Roto-Rooter name in Greensboro, NC. The results of operations of the Roto-Rooter business acquired were not material to the Company's results of operations.

     The unaudited pro forma results of operations, assuming all VITAS segment business combinations completed in 2004 and 2005 were completed on January 1, 2004, are presented below (in thousands, except per share data):

                                                Three Months Ended September 30,
                                                --------------------------------
                                                     2005                2004
                                                  ----------          ----------
      Service revenues and sales                  $ 233,328           $ 205,659
      Net income                                     14,632              10,643
      Earnings per share                               0.57                0.43
      Diluted earnings per share                       0.55                0.42

                                                 Nine Months Ended September 30,
                                                --------------------------------
                                                     2005                2004
                                                  ----------          ----------
      Service revenues and sales                  $ 678,957           $ 603,649
      Net income                                     31,646              17,320
      Earnings per share                               1.24                0.73
      Diluted earnings per share                       1.21                0.71

     The excess of the purchase price over the fair value of the net assets acquired in purchase business combinations is classified as goodwill. On a preliminary basis, the purchase price of all businesses acquired in the first nine months of 2005 has been allocated as follows (in thousands):

          Working capital                           $ 3,803
          Property and equipment                        147
          Goodwill                                    1,730
                                                  ----------

                  Total                             $ 5,680
                                                  ==========

     Included in the above allocation is an adjustment of $1,027,000 increasing both goodwill and other current liabilities for the estimated pre-acquisition liability related to the Medicare Cap adjustment for VITAS' Phoenix acquisition (acquired in December 2004). More information will be known about this liability in the fourth quarter of 2005 when the 2005 measurement period ends. Adjustments to this preliminary estimate may be recorded at that time.

     Included in the above allocation is an adjustment of $3,225,000 related to the settlement of certain contingent tax matters recorded in the acquisition of VITAS in February 2004.

     All of the goodwill acquired in 2005 is expected to be deductible for tax purposes. Of the total goodwill recorded in 2005, $1,330,000 relates to the VITAS segment and $400,000 to the Roto-Rooter segment.

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

     During January 2004, the price of the Company's stock exceeded $25 per share ($50 per share pre-2005 stock split - see Note 2) for more than 10 consecutive trading days, fulfilling one of the performance targets of the LTIP. In February 2004, the CIC approved a payout under the LTIP in the aggregate amount of $7.8 million ($2.8 million in cash and 84,633 shares of capital stock). The pretax expense of this award for continuing operations, including payroll taxes and benefit costs, was $8,783,000 ($5,723,000 aftertax).

     No performance targets under the LTIP were reached in the third quarter of 2005. As such, no payouts were approved or made during the quarter ended September 30, 2005. As of September 30, 2005, no accrual for awards under the earnings component or the remaining market price component of the LTIP was made since it is not probable that either of these awards will be earned and paid.

10. Long-term Debt and Extinguishment of Debt
     In February 2005, we prepaid $110 million of the Floating Rate Notes due 2010. In addition, we amended our term loan and revolving credit facility with JPMorgan Chase Bank to provide for a term loan of $85 million due August 2010 and a $175 million revolving credit facility expiring February 2010. In connection with these transactions, we recorded a loss on the extinguishment of debt of $3,971,000 in the first quarter of 2005 that comprised a prepayment penalty of $1,100,000 on the Floating Rate Notes and the write-off of $2,871,000 of unamortized debt issuance costs for the Floating Rate Notes and the previous term loan.

     The Company is in compliance with all debt covenants as of September 30, 2005 and projects that it will remain in compliance during the remainder of 2005. As of September 30, 2005, the Company has approximately $147.1 million of unused lines of credit available and eligible to be drawn down under its revolving credit facility.

11. Loans Receivable from Independent Contractors
     The Roto-Rooter segment sublicenses with approximately sixty independent contractors to operate certain plumbing repair and drain cleaning businesses in lesser-populated areas of the United States and Canada. As of September 30, 2005, the Company had notes receivable from its independent contractors totaling $2,755,000 (December 31, 2004-$2,781,000). In most cases these loans are fully or partially secured by equipment owned by the contractor. The interest rates on the loans range from 5% to 8% per annum and the remaining terms of the loans range from two months to 5.4 years at September 30, 2005. During the quarter ended September 30, 2005, we recorded revenues of $4,292,000 (2004-$3,819,000)
and pretax profits of $1,577,000 (2004-$1,495,000) from our independent contractors. During the nine months ended September 30, 2005, we recorded revenues of $13,333,000 (2004-$11,842,000) and pretax profits of $4,604,000
(2004-$4,032,000) from our independent contractors.

     Effective January 1, 2004, we adopted the provisions of Financial Accounting Standards Board ("FASB") Interpretation No. 46R "Consolidation of Variable Interest Entities--an interpretation of Accounting Research Bulletin No. 51 (revised)" ("FIN 46R") relative to the Company's contractual relationships with its independent contractors. FIN 46R requires the primary beneficiary of a Variable Interest Entity ("VIE") to consolidate the accounts of the VIE. We have evaluated our relationships with our independent contractors based upon guidance provided in FIN 46R and have concluded that some of the contractors who have loans payable to us may be VIE's. We believe consolidation, if required, of the accounts of any VIE's for which the Company might be the primary beneficiary would not materially impact the Company's financial position, results of operations or cash flows.

12. Pension and Retirement Plans
     All of the Company's plans that provide retirement and similar benefits are defined contribution plans.

     Expenses for the Company's pension and profit-sharing plans, ESOP's, excess benefit plans and other similar plans comprise the following (in thousands):

      For the three months ended September 30, 2005        $ 3,373

      For the three months ended September 30, 2004        $ 1,686

      For the nine months ended September 30, 2005         $ 8,724

      For the nine months ended September 30, 2004         $ 6,420

13. Litigation
     The Company is party to a class action lawsuit filed in the Third Judicial Circuit Court of Madison County, Illinois in June of 2000 by Robert Harris, alleging certain Roto-Rooter plumbing was performed by unlicensed employees. The Company contests these allegations and believes them without merit. Plaintiff moved for certification of a class of customers in 32 states who allegedly paid for plumbing work performed by unlicensed employees. Plaintiff also moved for partial summary judgment on grounds the licensed apprentice plumber who installed his faucet did not work under the direct personal supervision of a licensed master plumber. On June 19, 2002, the trial judge certified an Illinois-only plaintiffs class and granted summary judgment for the named party Plaintiff on the issue of liability, finding violation of the Illinois Plumbing License Act and the Illinois Consumer Fraud Act through Roto-Rooter's representation of the licensed apprentice as a plumber. The court has not yet ruled on certification of a class in the remaining 31 states. In December 2004, the Company reached a tentative resolution of this matter with the plaintiff. This proposed settlement has not yet been approved by the court. Nonetheless, the Company, in anticipation of such approval, accrued $3.1 million in the fourth quarter of 2004 as the anticipated cost of settling this litigation.

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

     In the normal course of business, the Company is a party to various claims and legal proceedings. The Company records a reserve for these matters when an adverse outcome is probable and the amount of the potential liability is reasonably estimable.

14. Related Party Agreement
     In October 2004, VITAS entered into a pharmacy services agreement ("Agreement") with Omnicare, Inc. ("OCR") whereby OCR will provide specified pharmacy services for VITAS and its hospice patients in geographical areas served by both VITAS and OCR. The Agreement has an initial term of three years that renews automatically thereafter for one-year terms. Either party may cancel the Agreement at the end of any term by giving written notice at least 90 days prior to the end of said term. Under the agreement, VITAS made purchases of $9.4 million from OCR during the first nine months of 2005. Mr. E. L. Hutton is non-executive Chairman and a director of the Company and OCR. Mr. Joel F. Gemunder, President and Chief Executive Officer of OCR, Mr. Charles H. Erhart, Jr. and Ms. Sandra Laney are directors of both OCR and the Company. Mr. Kevin J. McNamara, President, Chief Executive Officer and director of the Company, is a director emeritus of OCR. We believe that the terms of the Agreement are no less favorable to VITAS than we could negotiate with an unrelated party.

15. Discontinued Operations
     Discontinued operations comprises the operating results and loss on disposal of Service America, discontinued in December 2004 and disposed in May 2005 (in thousands except per share data):

                                                Three Months Ended September 30,
                                                --------------------------------
                                                    2005                 2004
                                                  ---------            ---------
Operating Results
    Loss before income taxes                      $     --             $   (195)
    Income taxes                                        --                   70
                                                  ---------            ---------
     Loss from discontinued operations            $     --             $   (125)
                                                  =========            =========

Loss per share                                    $     --             $     --
                                                  =========            =========

Diluted loss per share                            $     --             $     --
                                                  =========            =========

Service revenues and sales                        $     --             $  9,248
                                                  =========            =========

                                                 Nine Months Ended September 30,
                                                --------------------------------
                                                    2005                 2004
                                                  ---------            ---------
Operating Results
    Income/(loss) before income taxes             $    576             $     70
    Income taxes                                      (241)                 (58)
                                                  ---------            ---------

     Income/(loss) from operations, net of
      income taxes                                     335                   12
                                                  ---------            ---------

Loss on disposal
    Loss on disposal before income taxes            (2,398)                  --
    Income taxes                                        48                   --
                                                  ---------            ---------
    Loss on disposal, net of income taxes           (2,350)                  --
                                                  ---------            ---------

        Total discontinued operations             $ (2,015)            $     12
                                                  =========            =========

Loss per share                                    $  (0.08)            $     --
                                                  =========            =========

Diluted loss per share                            $  (0.07)            $     --
                                                  =========            =========

Service revenues and sales                        $ 10,716             $ 29,816
                                                  =========            =========

     The loss on disposal of Service America in the second quarter of 2005 arises from the finalization of the asset and liability values and related tax benefits resulting from completing the disposal in May 2005.

     The corporation that acquired Service America, Service America Enterprise, Inc. ("Enterprise"), purchased the substantial majority of Service America's assets in exchange for Enterprise's assuming substantially all of Service America's liabilities. Included in the assets acquired is a receivable from the Company for approximately $4.7 million. The Company paid $1 million of this receivable upon closing and will pay the remainder over the following year in 11 equal installments. At September 30, 2005, seven of these payments due Enterprise remain outstanding.

16. OIG Investigation
     On April 7, 2005, the Company announced the Office of Inspector General ("OIG") for the Department of Health and Human Services served VITAS with civil subpoenas relating to VITAS' alleged failure to appropriately bill Medicare and Medicaid for hospice services. As part of this investigation, the OIG selected medical records for 320 past and current patients from VITAS' three largest programs for review. It also sought policies and procedures from 1998 to present covering admissions, certifications, recertifications, and discharges. During the third quarter of 2005, the OIG requested additional information of the Company. The Company has recorded pretax expense related to complying with OIG requests of $310,000 and $564,000 for the three and nine month periods ended September 30, 2005, respectively.

     The OIG has not disclosed the origin of the subpoenas or investigation. As of September 30, 2005, the investigation is on-going and the OIG has not given indication regarding the results of their investigation. We are unable to predict the outcome of the investigation or the impact, if any, that the investigation may have on the business, results of operations, liquidity or capital resources. Regardless of outcome, responding to the subpoenas can adversely affect the Company through defense costs, diversion of management's time and related publicity.

17. Cash Overdrafts Payable
     Included in accounts payable at September 30, 2005 are cash overdrafts payable of $11,949,000 (December 31, 2004 - $1,265,000).

18. Ohio Tax Law Change
     On June 30, 2005, significant changes to the tax system of the State of Ohio were signed into law. The impact is required to be accounted for in all annual and interim periods ending on or after June 30, 2005. Changes in the Ohio tax legislation include the phasing out of the Ohio income tax and the Ohio personal property tax. Additionally, a new Commercial Activity Tax ("CAT"), which is a tax based on gross receipts, is being introduced. Since the corporate income tax is being replaced by the CAT, which is not an income tax under generally accepted accounting principles, entities with business in the State of Ohio must account for the phase-out of the corporate income tax as a change in enacted tax rate as of June 30, 2005. There was no significant impact for the Company as of and for the three and nine month periods ended September 30, 2005.

19. Recent Accounting Statements
     In December 2004, FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004) "Share-Based Payment" ("SFAS No. 123R"), which requires companies to recognize in the income statement the grant-date fair value of stock options and other equity-based compensation issued to employees and disallows the use of the intrinsic value method of accounting for stock options, but expresses no preference for a type of valuation model. This statement supersedes APB No. 25, but does not change the accounting guidance for share-based payment transactions with parties other than employees provided in SFAS No. 123 as originally issued.

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

                  Item 2. Management's Discussion and Analysis
                of Financial Condition and Results of Operations

Executive Summary
-----------------
     The Company operates through its two wholly owned subsidiaries, VITAS Healthcare Corporation and Roto-Rooter. VITAS focuses on non-curative hospice care that helps make terminally ill patients' final days as comfortable as possible. Through its team of doctors, nurses, home health aides, social workers, clergy and volunteers, VITAS provides direct medical services to patients, as well as spiritual and emotional counseling to both patients and their families. Roto-Rooter's core services are focused on providing plumbing and drain cleaning services to both residential and commercial customers. Through its network of company-owned branches, independent contractors and franchisees, Roto-Rooter offers plumbing and drain cleaning service to approximately 91% of the U.S. population.

     The following is a summary of the key operating results for the three months ended September 30, 2005 and 2004 (in thousands except per share amounts):

                                                            2005         2004
                                                         ----------   ----------
     Consolidated service revenues and sales             $ 233,328    $ 201,885

     Consolidated income from continuing operations      $  14,632    $  10,737

     Diluted EPS from continuing operations              $    0.55    $    0.42

     The increase in consolidated service revenues and sales was driven by a 19% increase at VITAS and a 9% increase at Roto-Rooter. The increase at VITAS was primarily the result of a 15% increase in average daily census (ADC) from the third quarter of 2004. The increase at Roto-Rooter was driven primarily by the continued shift in jobs from residential to commercial. Commercial jobs typically average approximately 34% more revenue per job than a residential job. Consolidated income from continuing operations and diluted EPS from continuing operations increased as a result of the higher service revenues and sales, which allowed the Company to further leverage its current cost structure. Consolidated income from continuing operations as a percent of service revenues and sales was 6.3% for the three months ended September 30, 2005 versus 5.3% for the same period of 2004. As further shown in the Results of Operations section, consolidated income from continuing operations and diluted EPS from continuing operations include special items/adjustments that increased aftertax earnings by $1,725,000 and $2,564,000 for the three months ended September 30, 2005 and 2004, respectively.

     The following is a summary of the key operating results for the nine months ended September 30, 2005 and 2004 (in thousands except per share amounts):

                                                            2005         2004
                                                         ----------   ----------
     Consolidated service revenues and sales             $ 678,274    $ 521,360

     Consolidated income from continuing operations      $  33,648    $  11,808

     Diluted EPS from continuing operations              $    1.28    $    0.49

     The increase in consolidated service revenues and sales was driven by a 45% increase in sales at VITAS and 6% increase at Roto-Rooter. The increase at VITAS was the result of a 16% increase in ADC for the period and the Company owning VITAS for all of 2005 versus a partial year in 2004. The increase at Roto-Rooter was driven primarily by the continued shift in jobs from residential to commercial. Commercial jobs typically average approximately 34% more revenue per job than a residential job. Consolidated income from continuing operations and diluted EPS from continuing operations increased as a result of higher service revenues and sales, which allowed the Company to further leverage its current cost structure. Consolidated income from continuing operations as a percent of service revenues and sales was 5.0% for the nine months ended September 30, 2005 versus 2.3% for the same period of 2004. As further shown in the Results of Operations section, consolidated income from continuing operations and diluted EPS from continuing operations include special items/adjustments that reduced aftertax earnings by $1,257,000 and $9,600,000 for the nine months ended September 30, 2005 and 2004, respectively.

Financial Condition
-------------------
Liquidity and Capital Resources
-------------------------------
     Significant changes in the balance sheet accounts from December 31, 2004 to September 30, 2005 include the following:

     o The $33.8 million decline in cash and cash equivalents from $71.4 million at December 31, 2004 to $37.6 million at September 30, 2005 is primarily attributable to the use of cash to reduce the Company's total long-term debt by $56.3 million from $291.7 million at December 31, 2004 to $235.4 million at September 30, 2005. The cash used to reduce total long-term debt was partially offset by cash provided by operations.
     o The increase in accounts receivable from $64.7 million at December 31, 2004 to $84.5 million at September 30, 2005 is due to the timing of the receipt of Medicare payments at the end of 2004 versus such timing at September 30, 2005, VITAS' higher revenues for the third quarter of 2005 as compared with the fourth quarter of 2004, and the delay in the receipt of Medicare payments for recently acquired operations and certain new start operations. The delay in the receipt of Medicare payments for recent acquisitions and new starts is due to the timing of receipt of Medicare program certification. Payment of certain of these amounts was received during the third quarter of 2005 with additional receipts expected during the next several months.
     o The decline in current deferred income taxes from $31.3 million at December 31, 2004 to $21.5 million at September 30, 2005 and the increase in prepaid income taxes from nil at December 31, 2004 to $8.1 million at September 30, 2005 is primarily attributable to reclassifying the income tax benefit on the disposal of Service America from deferred to current income taxes.
     o The decline in current and noncurrent assets of discontinued operations from $19.1 million at December 31, 2004 to $3.4 million at September 30, 2005 is the result of the sale of Service America in May 2005.
     o The reduction in the current portion of long-term debt from $12.2 million at December 31, 2004 to $1.1 million at September 30, 2005 resulted from refinancing our term loan with JPMorgan Chase in February 2005.
     o The $9.1 million decline in other current liabilities from $42.8 million at December 31, 2004 to $33.7 million at September 30, 2005 is largely attributable to the payment of 2004 incentive compensation and supplemental thrift plan contributions during 2005. The payment of various severance and divestiture liabilities also contributed to this decline.

     o The decline in current and noncurrent liabilities of discontinued operations from $22.9 million at December 31, 2004 to $6.7 million at September 30, 2005 is the result of the sale of Service America in May 2005.

     Net cash provided by continuing operations increased $3.6 million from $42.0 million for the first nine months of 2004 to $45.6 million for the first nine months of 2005, due primarily to the increase in net income. The increase was partially offset by a lower level of cash generated by VITAS operations in 2005. This decline is due to the previously mentioned delay in the receipt of Medicare payment for recent acquisitions and new starts related to the receipt of Medicare program certification.

         At September 30, 2005, we had approximately $147.1 million available lines of credit eligible to be drawn down under our amended credit agreement with JPMorgan Chase. Management believes its liquidity and sources of capital are satisfactory for the Company's needs in the foreseeable future.

Commitments and Contingencies
-----------------------------
     Collectively, the terms of our credit agreements provide that the Company is required to meet various financial covenants, to be tested quarterly, beginning with the quarter ending June 30, 2005. In connection therewith, we are in compliance with all financial and other debt covenants as of September 30, 2005 and anticipate remaining in compliance throughout 2005.

     In connection with the sale of Patient Care in 2002, $5.0 million of the cash purchase price was placed in escrow pending collection of third-party payer receivables on Patient Care's balance sheet at the sale date. To date, $4.2 million has been returned and the remainder is being withheld pending the settlement of certain third-party payer claims. Based on Patient Care's collection history, we believe that the significant majority of the disputed amounts will be resolved in Patient Care's favor and most of the withheld escrow will be returned to the Company. We have a long-term receivable due from Patient Care of $12.5 million. As of September 30, 2005, Patient Care is current on all payments due related to the long-term receivable. We also have current accounts receivable from Patient Care for the post-closing balance sheet valuation ($1.3 million) and for expenses paid by us after closing on Patient Care's behalf ($1.8 million). The Company is in litigation with Patient Care over various issues, including the collection of these current amounts. We believe these balances represent valid claims, are fairly stated and are fully collectible; nonetheless, an unfavorable determination by the courts could result in the write-off of all or a portion of these balances.

     On April 7, 2005, the Company announced the Office of Inspector General ("OIG") for the Department of Health and Human Services served VITAS with civil subpoenas relating to VITAS' alleged failure to appropriately bill Medicare and Medicaid for hospice services. As part of this investigation, the OIG selected medical records for 320 past and current patients from VITAS' three largest programs for review. It also sought policies and procedures from 1998 to present covering admissions, certifications, recertifications, and discharges. During the third quarter of 2005, the OIG requested additional information of the Company. The Company has recorded pretax expense related to complying with OIG requests of $310,000 and $564,000 for the three and nine month periods ended September 30, 2005, respectively.

     The OIG has not disclosed the origin of the subpoenas or investigation. As of September 30, 2005, the investigation is on-going and the OIG has not given indication regarding the results of their investigation. We are unable to predict the outcome of the investigation or the impact, if any, that the investigation may have on the business, results of operations, liquidity or capital resources. Regardless of outcome, responding to the subpoenas can adversely affect the Company through defense costs, diversion of management's time and related publicity.

     The Company is party to a class action lawsuit filed in the Third Judicial Circuit Court of Madison County, Illinois in June of 2000 by Robert Harris, alleging certain Roto-Rooter plumbing was performed by unlicensed employees. The Company contests these allegations and believes them without merit. Plaintiff moved for certification of a class of customers in 32 states who allegedly paid for plumbing work performed by unlicensed employees. Plaintiff also moved for partial summary judgment on grounds the licensed apprentice plumber who installed his faucet did not work under the direct personal supervision of a licensed master plumber. On June 19, 2002, the trial judge certified an Illinois-only plaintiffs class and granted summary judgment for the named party Plaintiff on the issue of liability, finding violation of the Illinois Plumbing License Act and the Illinois Consumer Fraud Act through Roto-Rooter's representation of the licensed apprentice as a plumber. The court has not yet ruled on certification of a class in the remaining 31 states. In December 2004, the Company reached a tentative resolution of this matter with the plaintiff. This proposed settlement has not yet been approved by the court. Nonetheless, the Company, in anticipation of such approval, accrued $3.1 million in the fourth quarter of 2004 as the anticipated cost of settling this litigation.

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

Results of Operations
Third Quarter 2005 versus Third Quarter 2004-Consolidated Results
-----------------------------------------------------------------
     The Company's service revenues and sales for the third quarter of 2005 increased 15.6% versus revenues for the third quarter of 2004. Of this increase, $25.3 million was attributable to VITAS and $6.1 million was attributable to Roto-Rooter (dollar amounts in thousands):

                                                            Increase/(Decrease)
                                                          ----------------------
                                                           Amount        Percent
                                                          ---------      -------
     VITAS
         Routine Care                                     $ 17,692        18.8 %
         Continuous Care                                     4,656        20.7
         Other                                               2,959        16.3
     Roto-Rooter
         Plumbing                                            3,470        13.0
         Drain Cleaning                                      1,231         4.6
         Other                                               1,435        10.5
                                                          ---------      -------

             Total                                        $ 31,443        15.6 %
                                                          =========      =======

     The increase in VITAS' revenues for the third quarter of 2005 versus the third quarter of 2004 is attributable to increases in ADC of 20.9%, 15.1% and 5.9%, respectively, for routine care, continuous care and other services. The remainder of the revenue increases is due primarily to the increase in reimbursement rates. Approximately 96% of VITAS' revenues for the period was from Medicare and Medicaid.

     Excluding divested locations, the increase in the plumbing revenues for the third quarter of 2005 versus 2004 comprises an 8.2% increase in the number of jobs performed and a 4.0% increase in the average price per job. On the same basis, the increase in drain cleaning revenues for the third quarter of 2005 versus 2004 comprised a 0.4% decline in the number of jobs offset by a 5.1% increase in the average price per job. The increase in other revenues for the third quarter of 2005 versus 2004 is attributable primarily to increases in independent contractor operations and other services.

     The consolidated gross margin was 29.2% in the third quarter of 2005 as compared with 29.6% in the third quarter of 2004. On a segment basis, VITAS' gross margin was 21.7% in the third quarter of 2005 and 21.8% in the third quarter of 2004. The Roto-Rooter segment's gross margin was 45.7% in the 2005 third quarter and 45.4% in the third quarter of 2004.

     Selling, general and administrative expenses ("SG&A") for the third quarter of 2005 were $38,423,000, an increase of $3,052,000 (8.6%) versus the third quarter of 2004. The increase is largely due to higher revenues by both segments during the third quarter of 2005 versus 2004.

     Income from operations increased $4,183,000 from $20,289,000 in the third quarter of 2004 to $24,472,000 in the third quarter of 2005. The increase is attributable primarily to higher income from operations of VITAS ($3,156,000) and Roto-Rooter ($1,202,000) partially offset by a higher operating loss for Corporate ($175,000).

     Interest expense, substantially all of which is incurred at Corporate, declined from $6,083,000 in the third quarter of 2004 to $5,147,000 in the 2005 quarter. This decline is due primarily to the reduction in debt outstanding that occurred in February 2005 when we refinanced a significant portion of our debt.

     Other income-net increased from $336,000 in the third quarter of 2004 to $1,317,000 in the third quarter of 2005. The increase is attributable primarily to higher income from market valuation adjustments on trading investments of employee benefit trusts in 2005 versus 2004 and to higher gains on other investments held in employee benefit trusts in 2005. These gains and market valuation adjustments are entirely offset by expenses in the SG&A category of the statement of income.

     Our effective income tax rate increased from 26.2% in the third quarter of 2004 to 29.1% in the third quarter of 2005. This change is due primarily to a one time cumulative adjustment to lower the effective state and local income tax rate due primarily to revised tax planning strategies implemented in the third quarter of 2004. The three month periods ended September 30, 2005 and 2004 include favorable adjustments of $1,787,000 and $1,020,000, respectively, resulting from finalizing prior year tax returns upon expiration of certain statutes.

     Income from continuing operations increased from $10,737,000 ($0.43 per share and $0.42 per diluted share) for the third quarter of 2004 to $14,632,000 ($0.57 per share and $0.55 per diluted share) for the third quarter of 2005. Net income increased from $10,612,000 ($0.43 per share and $0.42 per diluted share) for the third quarter of 2004 to income of $14,632,000 ($0.57 per share and $0.55 per diluted share).

     Income from continuing operations and net income for both periods included the following aftertax special items/adjustments that increased/(reduced) aftertax earnings (in thousands):

                                                Three Months Ended September 30,
                                                --------------------------------
                                                  2005                    2004
                                                --------                --------
Adjustments to transaction-related costs of the
 VITAS acquisition                              $   130                 $   131

OIG investigation-related expenses (VITAS)         (192)                     --
Adjustments to revise VITAS purchase price
 adjustment and related depreciation and
 amortization                                        --                     315
Cumulative adjustment to the state and local
 income tax rate                                     --                   1,098
Tax adjustments resulting from finalization of
 prior year tax returns upon expiration of
 certain statutes                                 1,787                   1,020
                                                --------                --------

    Total aftertax impact on earnings           $ 1,725                 $ 2,564
                                                ========                ========

     In addition, net income for the third quarter of 2004 includes a loss of $125,000 from discontinued operations.

Third quarter 2005 versus Third quarter 2004-Segment Results
------------------------------------------------------------
     The change in aftertax earnings for the third quarter of 2005 versus the third quarter of 2004 is due to (in thousands):

                                                              Amount of
                                                           Income Increase
                                                           ---------------
           Aftertax earnings of VITAS in 2005               $       2,589
           Aftertax earnings of Roto-Rooter in 2005                 1,002
           Discontinued operations in 2005                            125
           All other                                                  304
                                                           ---------------

                 Increase in net income in 2005             $       4,020
                                                           ===============

First Nine Months of 2005 versus First Nine Months of 2004-
Consolidated Results
--------------------

     The Company's service revenues and sales for the first nine months of 2005 increased 30.1% versus revenues for the first nine months of 2004. This $156.9 million increase largely was attributable to the acquisition of VITAS on February 24, 2004 and to the following (dollar amounts in thousands):

                                                                   Increase
                                                           ---------------------
                                                             Amount      Percent
                                                           ----------   --------
VITAS
    Increase in first quarter 2005 revenues due
     to only recognizing a partial quarter's
     revenues in 2004 (VITAS was acquired on
     February 24, 2004)                                    $  94,878     185.6 %
    Increase in second and third quarter 2005
     revenues due primarily to higher ADC in
     2005 versus 2004                                         48,815      15.4

Roto-Rooter
    Plumbing                                                   7,751       9.7
    Drain Cleaning                                             2,161       2.6
    Other                                                      3,309       7.8
                                                           ----------   --------

        Total                                              $ 156,914      30.1 %
                                                           ==========   ========

     VITAS' revenues for the first nine months of 2005 included revenues from the following sources (in thousands):

Routine home care                                          $ 319,441
Continuous home care                                          77,405
General inpatient care and other                              63,300
                                                           ----------

        Total                                              $ 460,146
                                                           ==========

     Approximately 96% of VITAS' revenues for the period were from Medicare and Medicaid.

     Excluding divested locations, the increase in plumbing revenues for the first nine months of 2005 versus 2004 comprises a 6.0% increase in the number of jobs performed and a 4.0% increase in the average price per job. The increase in drain cleaning revenues for the first nine months of 2005 versus 2004 comprised a 1.9% decline in the number of jobs offset by a 5.1% increase in the average price per job. The increase in other revenues for the first nine months of 2005 versus 2004 is attributable primarily to increases in independent contractor operations and other services.

     The consolidated gross margin was 29.3% in the first nine months of 2005 as compared with 30.7% in the first nine months of 2004, largely due to the acquisition of VITAS on February 24, 2004. In 2004 VITAS accounted for 61% of total revenues and 43% of total gross profit. For the first nine months of 2005 these percentages were 68% and 49%, respectively. Thus, VITAS' lower gross profit margin (versus Roto-Rooter's) had a more significant impact on overall margins in 2005. On a segment basis, VITAS' gross margin was 21.4% in the first nine months of 2005 and 21.6% in the first nine months of 2004. The Roto-Rooter segment's gross margin increased 1.3% to 46.1%, largely due to a favorable adjustment to the casualty insurance accruals related to prior periods' experience and to lower training wages as a percentage of revenues, in the first nine months of 2005 versus 2004.

     SG&A for the first nine months of 2005 were $111,820,000, an increase of $13,761,000 (14%) versus the first nine months of 2004. Almost all of the increase was attributable to the increased SG&A of the VITAS segment, acquired February 24, 2004. Similarly, the $2,166,000 increase in depreciation expense and $409,000 increase in amortization expense for the first nine months of 2005 versus the first nine months of 2004 are primarily due to the VITAS segment.

     Other expenses - net for the first nine months declined $4,836,000 from $7,196,000 in 2004 to $2,360,000 in 2005 due primarily to lower expenses of the LTIP in 2005 versus 2004.

     Income from operations increased $27,162,000 from $42,026,000 in the first nine months of 2004 to $69,188,000 in the first nine months of 2005. The increase comprises (in thousands):

                                                                Amount of
                                                             Income Increase
                                                            -----------------
     Income from operations of VITAS (acquired
      February 24, 2004)                                            $ 15,944
     Income from operations of Roto-Rooter                             6,972
     Corporate                                                         4,246
                                                            -----------------

             Total                                                  $ 27,162
                                                            =================

     The lower operating loss for Corporate is attributable primarily to lower other expenses - net (largely LTIP costs) in 2005 versus 2004.

     Interest expense, substantially all of which is incurred at Corporate, increased from $15,187,000 in the first nine months of 2004 to $16,021,000 in the 2005 period. This increase is due primarily to having the acquisition-related debt outstanding for the entire first quarter of 2005 versus only 37 days during the first quarter of 2004. This increase is partially offset by the February 2005 refinancing which reduced debt outstanding.

     Other income-net increased from $1,964,000 in the first nine months of 2004 to $2,644,000 in the first nine months of 2005. The increase is attributable primarily to higher income from market valuation adjustments on trading investments of employee benefit trusts in 2005 versus 2004 and to higher gains on other investments held in employee benefit trusts in 2005. These gains and market valuation adjustments are entirely offset by expenses in the SG&A category of the statement of income.

     Our effective income tax rate declined from 37.5 % in the first nine months of 2004 to 35.1% in the first nine months of 2005. The decline in the effective rate is primarily due to larger favorable adjustments to tax accruals for prior years in 2005 due to the expiration of the statute of limitations for certain items in the third quarter.

     Equity in the loss of VITAS for 2004 represents the Company's 37% share of VITAS' loss for the period from January 1, 2004 through February 23, 2004, prior to our acquiring a controlling interest in VITAS. During the first one month and 23 days of 2004, VITAS recorded a net loss due to significant transaction-related expenses on the sale of its business to Chemed.

     Income from continuing operations increased from $11,808,000 ($0.50 per share and $0.49 per diluted share) for the first nine months of 2004 to $33,648,000 ($1.32 per share and $1.28 per diluted share) for the first nine months of 2005. Net income increased from $11,820,000 ($0.50 per share and $0.49 per diluted share) for the first nine months of 2004 to $31,633,000 ($1.24 per share and $1.21 per diluted share). Income from continuing operations and net income for both periods included the following aftertax special items/adjustments that increased/(reduced) aftertax earnings (in thousands):

                                                       For the Nine Months Ended
                                                             September 30,
                                                       -------------------------
                                                         2005            2004
                                                       ---------       ---------
Loss on extinguishment of debt                         $ (2,523)       $ (2,030)
Compensation expense of the LTIP                         (1,847)         (5,437)
Favorable adjustment to casualty insurance accruals
 related to prior years' experience                       1,014              --
Adjustments to transaction-related costs of the VITAS
 acquisition                                                801             952
OIG investigation-related expenses (VITAS)                 (352)             --
Income tax benefit for finalizing prior year tax
 returns upon expiration of certain statutes              1,787           1,020
Cost of accelerating vesting of stock options              (137)             --
Equity in loss of VITAS in 2004                              --          (4,105)
                                                       ---------       ---------

     Total aftertax impact on earnings                 $ (1,257)       $ (9,600)
                                                       =========       =========

     In addition, net income for the first nine months of 2005 includes a loss from discontinued operations of $2,015,000 (2004-income of $12,000) related to Service America, discontinued in 2004.

First nine months 2005 versus First nine months 2004-Segment Results
--------------------------------------------------------------------
     The change in aftertax earnings for the first nine months of 2005 versus the first nine months of 2004 is due to (in thousands):

                                                                       Amount of
                                                                       Increase/
                                                                      (Decrease)
                                                                      ----------
     Aftertax earnings of VITAS, acquired February 24, 2004            $ 11,603
     Aftertax earnings of Roto-Rooter in 2005                             4,436
     Discontinued operations in 2005                                     (2,027)
     All other                                                            5,801
                                                                      ----------

           Increase in net income in 2005                              $ 19,813
                                                                      ==========

     The higher aftertax earnings of VITAS is due to the inclusion of 100% of VITAS' earnings for the entire first nine months of 2005 (274 days) versus only 219 days' earnings in the first nine months of 2004. The higher aftertax earnings of Roto-Rooter in the first nine months of 2005 versus 2004 were primarily driven by a 6.5% increase in total revenues. The loss for discontinued operations in the first nine months of 2005 is primarily attributable to the sale of Service America in May 2005 and finalizing adjustments to income taxes, assets and other liabilities.

     The following charts update historical unaudited financial and operating data of VITAS, acquired in February 2004 (dollars in thousands, except dollars per patient day):

                                                       2004                      2005
                                              ------------------------  ------------------------
                                                Third     Year-to-Date    Third     Year-to-Date
                                               Quarter      September    Quarter      September
                                              ----------  ------------  ----------  ------------
OPERATING STATISTICS
   Net revenue
      Homecare                                $  94,267    $ 266,216    $ 111,959    $ 319,441
      Inpatient                                  18,362       55,774       21,321       63,300
      Continuous care                            22,472       67,333       27,128       77,405
                                              ----------  ------------  ----------  ------------
         Total                                $ 135,101    $ 389,323    $ 160,408    $ 460,146
                                              ==========  ============  ==========  ============
   Net revenue as a percent of total
      Homecare                                     69.8 %       68.4 %       69.8 %       69.4 %
      Inpatient                                    13.6         14.3         13.3         13.8
      Continuous care                              16.6         17.3         16.9         16.8
                                              ----------  ------------  ----------  ------------
         Total                                    100.0 %      100.0 %      100.0 %      100.0 %
                                              ==========  ============  ==========  ============
   Average daily census ("ADC") (days)
      Homecare                                    4,940        4,665        5,972        5,719
      Nursing home                                3,198        3,061        3,366        3,276
                                              ----------  ------------  ----------  ------------
         Routine homecare                         8,138        7,726        9,338        8,995
      Inpatient                                     362          367          404          404
      Continuous care                               449          451          517          502
                                              ----------  ------------  ----------  ------------
         Total                                    8,949        8,544       10,259        9,901
                                              ==========  ============  ==========  ============

   Total Admissions                              11,270       34,979       12,375       37,969
   Average length of stay (days)                   60.8         58.8         66.5 (a)     66.8
   Median length of stay (days)                    13.0         12.0         13.0         12.0
   ADC by major diagnosis
      Neurological                                 31.6 %       31.0 %       32.1 %       32.0 %
      Cancer                                       22.4         23.2         21.3         21.4
      Cardio                                       14.8         14.5         14.9         15.1
      Respiratory                                   7.1          7.3          7.1          7.1
      Other                                        24.1         24.0         24.6         24.4
                                              ----------  ------------  ----------  ------------
         Total                                    100.0 %      100.0 %      100.0 %      100.0 %
                                              ==========  ============  ==========  ============
   Admissions by major diagnosis
      Neurological                                 18.5 %       18.9 %       18.0 %       18.8 %
      Cancer                                       38.4         37.0         38.3         36.6
      Cardio                                       13.1         13.2         12.4         13.5
      Respiratory                                   6.7          7.4          6.3          7.2
      Other                                        23.3         23.5         25.0         23.9
                                              ----------  ------------  ----------  ------------
         Total                                    100.0 %      100.0 %      100.0 %      100.0 %
                                              ==========  ============  ==========  ============
   Direct patient care margins (b)
      Routine homecare                             50.1 %       49.6 %       50.4 %       49.9 %
      Inpatient                                    20.8         24.6         21.3         22.4
      Continuous care                              18.5         18.9         18.1         18.4
   Homecare margin drivers
    (dollars per patient day)
      Labor costs                             $   42.21    $   42.55    $   45.04    $   45.58
      Drug costs                                   8.42         8.76         7.66         7.71
      Home medical equipment                       5.75         5.76         5.45         5.48
      Medical supplies                             2.08         1.98         2.23         2.18
   Inpatient margin drivers
    (dollars per patient day)
      Labor costs                             $  217.34    $  205.96    $  242.70    $  240.61
   Continuous care margin drivers
    (dollars per patient day)
      Labor costs                             $  424.21    $  422.60    $  447.99    $  441.83
   Bad debt expense as a percent of revenues        1.0 %        1.1 %        0.9 %        0.9 %
    Accounts receivable --
     days of revenue outstanding                   37.4         N.A.         42.1         N.A.

-----------------------------------------
     (a)  VITAS has six large (greater than 450 ADC), 15 medium (greater than
          200 but less than 450 ADC) and 18 small (less than 200 ADC) hospice programs. Two programs have estimated Medicare cap cushion of less than 10% for the 2005 measurement period. In addition, one program, which was acquired in December 2004, has an estimated contractual adjustment due to the Medicare Cap ranging from $1.0 million to $1.5 million for the 2005 measurement period.

     (b)  Amounts exclude indirect patient care and administrative costs.

                                                           2004                            2005
                                            -----------------------------------   -----------------------
                                                 First Quarter
                                            ----------------------
                                            January 1  February 24
                                               to           to         Third        Third     Year-to-date
                                           February 23  June 30(a)    Quarter      Quarter      September
                                            ---------   ----------   ----------   ----------   ----------
STATEMENT OF OPERATIONS
   Service revenues and sales               $ 72,870    $ 181,352    $ 135,101    $ 160,408    $ 460,146
                                            ---------   ----------   ----------   ----------   ----------
   Cost of services provided
    (excluding depreciation)                  58,848      142,276      105,695      125,629      361,703
   Selling, general and administrative
    expenses                                   8,182       17,379       12,632       13,995       40,709
   Depreciation                                  836        2,609          469        1,922        5,477
   Amortization                                    4        1,341        1,583          984        2,963
   Other expense                              24,956 (b)        -            -            -          881
                                            ---------   ----------   ----------   ----------   ----------
       Total costs and expenses               92,826      163,605      120,379      142,530      411,733
                                            ---------   ----------   ----------   ----------   ----------
       Income/(loss) from operations         (19,956)      17,747       14,722       17,878       48,413
   Interest expense                             (919)         (58)         (32)         (33)        (104)
   Loss on extinguishment of debt             (4,497)(b)        -            -            -            -
   Other income--net                              41          207          382          591        1,903
                                            ---------   ----------   ----------   ----------   ----------
       Income/(loss) before income taxes     (25,331)      17,896       15,072       18,436       50,212
   Income taxes                                6,996       (7,392)      (6,097)      (6,872)     (19,130)
                                            ---------   ----------   ----------   ----------   ----------
       Net income/(loss)                    $(18,335)   $  10,504    $   8,975    $  11,564    $  31,082
                                            =========   ==========   ==========   ==========   ==========

EBITDA (c)
   Net income/(loss)                        $(18,335)   $  10,504     $  8,975    $  11,564    $  31,082
   Add/(deduct)
       Interest expense                          919           58           32           33          104
       Income taxes                           (6,996)       7,392        6,097        6,872       19,130
       Depreciation                              836        2,609          469        1,922        5,477
       Amortization                                4        1,341        1,583          984        2,963
                                            ---------   ----------   ----------   ----------   ----------
         EBITDA                             $(23,572)   $  21,904    $  17,156    $  21,375    $  58,756
                                            =========   ==========   ==========   ==========   ==========

---------------------------------------------------
(a)  We acquired VITAS on February 24, 2004 and recorded estimated purchase accounting adjustments to the value of VITAS' assets as of that date.

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

                                                           2004                            2005
                                            -----------------------------------   -----------------------
                                                 First Quarter
                                            ----------------------
                                            January 1  February 24
                                               to           to         Third        Third     Year-to-date
                                           February 23  June 30(a)    Quarter      Quarter      September
                                            ---------   ----------   ----------   ----------   ----------
     Interest income                        $     41    $     227    $     383    $     612    $   1,961
     Loss on extinguishment of debt            4,497            -            -            -            -
     Costs related to sale of business        24,956            -            -            -            -

Recent Accounting Statements
----------------------------
     In December 2004, the FASB issued SFAS No. 123 (revised 2004)"Share-Based Payment" ("SFAS No. 123R"), which requires companies to recognize in the income statement the grant-date fair value of stock options and other equity-based compensation issued to employees and disallows the use of the intrinsic value method of accounting for stock options, but expresses no preference for a type of valuation model. This statement supersedes APB No. 25, but does not change the accounting guidance for share-based payment transactions with parties other than employees provided in SFAS No. 123 as originally issued. Based on recent action by the SEC, SFAS No. 123R will be effective as of the beginning of the Company's next fiscal year (January 1, 2006). We are evaluating our stock incentive programs and most likely will significantly reduce the number of stock options granted after December 31, 2005. In March 2005, the Board of Directors approved immediate vesting of all unvested stock options to avoid recognizing approximately $951,000 of pretax expense that would have been charged to income under SFAS No. 123R during the five quarters beginning on January 1, 2006. The $215,000 pretax cost of accelerating the vesting of these options is included in the determination of income from continuing operations for first quarter of 2005. As a result, we do not expect the implementation of SFAS No. 123R in the first quarter of 2006 to have a significant impact on our financial condition, results of operations or cash flows.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk
     Chemed's primary market risk exposure relates to interest rate risk exposure through its variable interest rate borrowings. At September 30, 2005, we had a total of $84.6 million of variable rate debt outstanding. Should the interest rate on this debt increase 100 basis points, our annual interest expense would increase $846,000. The quoted market value of our 8.75% fixed rate senior notes on October 31, 2005 is $158.3 million (carrying value is $150 million). We estimate that the fair value of the remainder of our long-term debt approximates its book value at September 30, 2005 ($85.5 million).

Item 4. Controls and Procedures
     The Company recently carried out an evaluation, under the supervision of the Company's President and Chief Executive Officer and with the participation of the Vice President and Chief Financial Officer and the Vice President and Controller, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the President and Chief Executive Officer, Vice President and Chief Financial Officer and Vice President and Controller have concluded that the Company's disclosure controls and procedures were effective as of the end of the period covered by this report. There has been no change in the Company's internal control over financial reporting that occurred during the quarter covered by this report that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II OTHER INFORMATION

Item 6. Exhibits


             Exhibit
                No.                          Description
             --------    -------------------------------------------------------
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


                                                     Chemed Corporation
                                                   ----------------------
                                                        (Registrant)


Dated:   November 8, 2005            By:             Kevin J. McNamara
        ------------------                         ----------------------
                                                     Kevin J. McNamara
                                              (President and Chief Executive
                                                           Officer)


Dated:   November 8, 2005            By:              David P. Williams
        ------------------                         ----------------------
                                                      David P. Williams
                                                 (Vice President and Chief
                                                     Financial Officer)


Dated:   November 8, 2005            By:            Arthur V. Tucker, Jr.
        ------------------                         ----------------------
                                                    Arthur V. Tucker, Jr.
                                               (Vice President and Controller)