Form 10-K
period 2005-12-31
CHEMED CORP
filed 2006-03-16
CIK 19584

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

[X]  For the fiscal year ended December 31, 2005

                                       or

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

        Securities registered pursuant to Section 12(g) of the Act: None

     Indicate by check mark if the registrant is a well-known seasoned issuer,
as defined in Rule 405 of the Securities Act. Yes   X   No
                                                  -----    -----

     Indicate by check mark if the registrant is not required to file reports
pursuant to Section 13 or Section 15(d) of the Act. Yes       No   X
                                                        -----    -----

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes   X   No
                                              -----    -----

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K. Yes       No   X
               -----    -----

     Indicate by check mark whether the registrant is a large accelerated filer,
an accelerated filer, or a non-accelerated filer. Large accelerated filer   X
                                                                          -----
Accelerated filer _____ Non-accelerated filer ______

      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
                                               Yes [ ]       No [X]

     The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the average bid and asked price of said stock on the New York Stock Exchange - Composite Transaction Listing on June 30, 2005 ($41.37 per share), was $1,046,013,477.

     At March 8, 2006, 26,236,872 shares of Chemed Capital Stock (par value $1 per share) were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

                         DOCUMENT                             WHERE INCORPORATED
                         --------                             ------------------
2005 Annual Report to Stockholders (specified portions)       Parts I, II and IV
Proxy Statement for Annual Meeting to be held May 15, 2006    Part III

                               CHEMED CORPORATION

                          2005 FORM 10-K ANNUAL REPORT

                                TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----
                                  PART I

Item 1.  Business........................................................     1
Item 1A. Risk Factors....................................................    15
Item 1B. Unresolved Staff Comments.......................................    26
Item 2.  Properties......................................................    26
Item 3.  Legal Proceedings...............................................    27
Item 4.  Submission of Matters to a Vote of Security Holders.............    27
 --      Executive Officers of the Registrant............................    27

                                 PART II

Item 5.  Market for the Registrant's Common Equity, Related
         Stockholder Matters and Issuer Purchases of Equity Securities...    28
Item 6.  Selected Financial Data.........................................    29
Item 7.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations.............................    29
Item 7A. Quantitative and Qualitative Disclosures About Market Risk......    30
Item 8.  Financial Statements and Supplementary Data.....................    30
Item 9.  Changes in and Disagreements with Accountants on
         Accounting and Financial Disclosure.............................    30
Item 9A. Controls and Procedures.........................................    30
Item 9B. Other Information...............................................    31

                                 PART III

Item 10. Directors and Executive Officers of the Registrant..............    31
Item 11. Executive Compensation..........................................    31
Item 12. Security Ownership of Certain Beneficial Owners and
         Management and Related Stockholder Matters......................    31
Item 13. Certain Relationships and Related Transactions..................    31
Item 14. Principal Accountant Fees and Services..........................    31

                                 PART IV

Item 15. Exhibits and Financial Statement Schedules......................    33

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

     On March 10, 1982, the Company transferred to Dearborn Chemical Company, a wholly owned subsidiary of the Company, the business and assets of the Company's Dearborn Group, including the stock of certain subsidiaries within the Dearborn Group, plus $185 million in cash, and Dearborn Chemical Company assumed the Dearborn Group's liabilities. Thereafter, on March 10, 1982 the Company transferred all of the stock of Dearborn Chemical Company to Grace in exchange for 33,481,604 shares of the capital stock of the Company owned by Grace with the result that Grace no longer has any ownership interest in the Company.

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

     Effective January 1, 1994, the Company acquired all the capital stock of Patient Care, Inc. ("Patient Care"), for cash payments aggregating $20,582,000, plus 35,000 shares of the Company's Capital Stock. An additional cash payment of $1,000,000 was made on March 31, 1996 and another payment of $1,000,000 was made on March 31, 1997.

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

     Effective October 11, 2002, the Company sold its Patient Care subsidiary ("Patient Care") to an investor group that included Schroder Ventures Life Sciences Group, Oak Investment Partners, Prospect Partners and Salix Ventures. Patient Care provides home-healthcare services primarily in the New York-New Jersey-Connecticut area. The cash proceeds to the Company totaled $57,500,000, of which $5,000,000 was placed in escrow pending settlement of Patient Care's receivables with third-party payers. Of this amount, $2,500,000 was distributed as of October 2003 and the remainder, except for $769,042 was distributed as of October 2004. The Company is also entitled to additional funds based on the estimated balance sheet valuation. This claim is currently in litigation. In addition, the Company received a senior subordinated note receivable ("Note") for $12,500,000 and a common stock purchase warrant ("Warrant") for 2% of the outstanding stock of the purchasing company. The Note is due October 11, 2007, and bears interest at the annual rate of 7.5% through September 30, 2004, 8.5% from October 1, 2004, through September 30, 2005, and 9.5% thereafter. The Warrant has an estimated fair value of $1,445,000.

     Effective February 24, 2004, The Company completed a merger of its wholly owned indirect subsidiary, Marlin Merger Corp., and Vitas Healthcare Corporation. Under the terms of the merger agreement, Vitas stockholders received cash of $30.00 per share. The transaction, including the refinancing of existing Vitas debt and other payments made in connection with the merger, totaled approximately $415 million in cash. In order to complete the merger the Company sold four million shares of its Capital Stock in a private placement at a price of $25.00 per share, issued $110 million principal amount of floating rate senior secured notes due 2010 ("Floating Rate Notes"), issued $150 million principal amount of 8.75% Senior Notes due 2011 ("Fixed Rate Notes"), and entered into new $135 million senior secured credit facilities. These obligations were restated on February 24, 2005. More information with respect to the Company's merger with Vitas is included within Note 7 of the Notes to Consolidated Financial Statements appearing on pages 23-25 of the Annual Report to Stockholders and incorporated herein by reference.

     On December 22, 2004, the Board of Directors authorized the discontinuance of the operations of the Company's Service America segment, through an asset sale to employees of Service America. The acquiring corporation purchased a substantial majority of Service America's assets in exchange for assuming substantially all of Service America's liabilities in May 2005. Included in the assets acquired was a receivable from the Company for approximately $4.7 million. The Company paid $1 million of the receivable upon closing and the remainder is payable over the following year in 11 equal monthly installments.

     During 2005 the Company conducted its business operations in two segments:
Vitas Group ("Vitas") and Roto-Rooter Group ("Roto-Rooter").

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

FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

     The required segment and geographic data for the Company's continuing operations (as described below) for the three years ended December 31, 2003, 2004 and 2005 are shown in Note 2 of the Notes to Consolidated Financial Statements on pages 17-19 of the 2005 Annual Report to Stockholders and are incorporated herein by reference.

DESCRIPTION OF BUSINESS BY SEGMENT

     The information called for by this item is included within Note 2 of the Notes to Consolidated Financial Statements appearing on pages 17-19 of the 2005 Annual Report to Stockholders and is incorporated herein by reference.

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

RAW MATERIALS

     The principal raw materials needed for the Company's manufacturing operations are purchased from United States sources. No segment of the Company experienced any material raw material shortages during 2005, although such shortages may occur in the future. Products manufactured and sold by the Company's Roto-Rooter segment generally may be reformulated to avoid the adverse impact of a specific raw material shortage.

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

                                      VITAS

     Hospice care in the United States is competitive. Because payments for hospice services are generally uniform, Vitas competes primarily on the basis of its ability to deliver quality, responsive services. Vitas is the nation's largest provider of hospice services in a market dominated by small, non-profit, community-based hospices. Approximately 60% of all hospices are not-for-profit. Because the hospice care market is highly fragmented, Vitas competes with a large number of organizations.

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

     Overview of Government Payments -- General. Over 90% of Vitas' revenue consisted of payments from the Medicare and Medicaid programs. Such payments are made primarily on a "per diem" basis. Under the per diem reimbursement methodology, Vitas is essentially at risk for the cost of eligible services provided to hospice patients. Profitability is therefore largely dependent upon Vitas' ability to manage the costs of providing hospice services to patients. Increases in operating costs, such as labor and supply costs that are subject to inflation and other increases, without a compensating increase in Medicare and Medicaid rates, could have a material adverse effect on Vitas' business in the future. The Medicare and Medicaid programs are increasing pressure to control health care costs and to decrease or limit increases in reimbursement rates for health care services. As with most government programs, the Medicare and Medicaid programs are subject to statutory and regulatory changes, possible retroactive and prospective rate and payment adjustments, administrative rulings, freezes and funding reductions, all of which may adversely affect the level of program payments and could have a material adverse effect on Vitas' business. Vitas' levels of revenues and profitability will be subject to the effect of legislative and regulatory changes, including possible reductions in coverage or payment rates, or changes in methods of payment, by the Medicare and Medicaid programs.

Overview of Government Payments -- Medicare

     Medicare Eligibility Criteria. To receive Medicare payment for hospice services, the hospice medical director and, if the patient has one, the patient's attending physician, must certify that the patient has a life expectancy of six months or less if the illness runs its normal course. This determination is made based on the physician's clinical judgment. Due to the uncertainty of such prognoses, however, it is likely and expected that some percentage of hospice patients will not die within six months of entering a hospice program. The Medicare program (among other third-party payors) recognizes that terminal illnesses often do not follow an entirely predictable course, and therefore the hospice benefit remains available to beneficiaries so long as the hospice physician or the patient's attending physician continues to certify that the patient's life expectancy remains six months or less. Specifically, the Medicare hospice benefit provides for two initial 90-day benefit periods followed by an unlimited number of 60-day periods. In order to qualify for hospice care, a Medicare beneficiary must elect hospice care and waive any right to other Medicare benefits related to his or her terminal illness. A Medicare beneficiary may revoke his or her election of the Medicare hospice benefit at any time and resume receiving regular Medicare benefits. The patient may elect the hospice benefit again at a later date so long as he or she remains eligible. Increased regulatory scrutiny of compliance with the Medicare six-month eligibility rule has impacted the hospice industry. The Medicare program, however, has reaffirmed that Medicare hospice beneficiaries are not limited to six months of coverage and that there is no limit on how long a Medicare beneficiary can continue to receive hospice benefits and services, provided that the beneficiary continues to meet the eligibility criteria under the Medicare hospice program. In addition, the Medicare, Medicaid and SCHIP Benefits Improvement and Protection Act of 2000 requires HHS to conduct a study to examine the appropriateness of the current physician certification requirement required before a Medicare beneficiary is eligible to receive the Medicare hospice benefit.

     Levels of Care. Medicare pays for hospice services on a prospective payment system basis under which Vitas receives an established payment rate for each day that it provides hospice services to a Medicare beneficiary. These rates are subject to annual adjustments for inflation and vary based upon the geographic location where the services are provided. The rate Vitas receives depends on which of the following four levels of care is being provided to the beneficiary:

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

     Medicare Payment for Physician Services. Payment for direct patient care physician services delivered by hospice physicians is billed separately by the hospice to the Medicare intermediary and paid at the lesser of the actual charge or the Medicare allowable charge for these services. This payment is in addition to the daily rates Vitas receives for hospice care. Payment for hospice physicians' administrative and general supervisory activities is included in the daily rates discussed above. Payments for attending physician professional services (other than services furnished by hospice physicians) are not paid to the hospice, but rather are paid directly to the attending physician by the Medicare carrier. For fiscal 2005, 1.7% of Vitas' net revenue was attributable to physician services.

     Medicare Limits on Hospice Care Payments. Medicare payments for hospice services are subject to two additional limits or "caps." Each of Vitas' hospice programs is separately subject to both of these "caps." Both of these "caps" are determined on an annual basis for the period running from November 1 through October 31 of each year.

     First, under a Medicare rule known as the "80-20" rule applicable to Medicare inpatient services, if the number of inpatient care days furnished by a hospice to Medicare beneficiaries exceeds 20% of the total days of hospice care furnished by such hospice to Medicare beneficiaries, Medicare payments to the hospice for inpatient care days exceeding the inpatient cap are reduced to the routine home care rate. Vitas has never exceeded the inpatient cap.

     Second, Medicare payments to a hospice are also subject to a separate cap based on overall average payments per admission. Any payments exceeding this overall hospice cap must be refunded by the hospice. This cap was set at $19,778 per admission through the twelve-month period ended on October 31, 2005, and is adjusted annually to account for inflation. There can be no assurance that Vitas' hospices will not be subject to future payment reductions or recoupments as the result of this cap. In 2005, we determined Vitas' Phoenix, AZ facility has exceeded this cap for the period ended October 31, 2005.

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

     Nursing Home Residents. For Vitas' patients who receive nursing home care under a state Medicaid program and who elect hospice care under Medicare or Medicaid, Vitas contracts with nursing homes for the nursing homes' provision of room and board services. In addition to the applicable Medicare or Medicaid hospice daily or hourly rate, the state generally must pay Vitas an amount equal to at least 95% of the Medicaid daily nursing home rate for room and board services furnished to the patient by the nursing home. Under Vitas' standard nursing home contracts, Vitas pays the nursing home for these room and board services at the Medicaid daily nursing home rate.

     Adjustments to Medicare and Medicaid Payment Rates. Payment rates under the Medicare and Medicaid programs are adjusted annually based upon the Hospital Market Basket Index; however, the adjustments have historically been less than actual inflation. On October 1, 2003, the base Medicare payment rates for hospice care increased by approximately 3.4% over the base rates in effect in the prior year. On October 1, 2004 the rates increased by 3.3%. On October 1, 2005 the rates increased by 3.4%. These base rates are further modified by the Hospice Wage Index to reflect local differences in wages according to the revised wage index. It is possible that there will be further modifications to the rate structure under which the Medicare or Medicaid programs pay for hospice care services. Any future reductions in the rate of increase in Medicare and Medicaid payments may have an adverse impact on Vitas' net patient service revenue and profitability.

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

     Many states, including states where Vitas does business, have adopted similar prohibitions against payments that are intended to induce referrals of patients, regardless of the source of payment. Some of these state laws lack explicit "safe harbors" that may be available under federal law. Sanctions under these state anti-kickback laws may include civil money penalties, license suspension or revocation, exclusion from the Medicare or Medicaid programs, and criminal fines or imprisonment. Little precedent exists regarding the interpretation or enforcement of these statutes.

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

     On April 7, 2005 the Company announced the Office of Inspector General ("OIG") for the Department of Health and Human Services served Vitas with civil subpoenas relating to Vitas' alleged failure to appropriately bill Medicare and Medicaid for hospice services. As part of this investigation, the OIG selected medical records for 320 past and current patients from Vitas' three largest programs for review. It also sought policies and procedures dating back to 1998 to present covering admissions, certifications, recertifications, and discharges. During the third quarter of 2005, the OIG requested additional information of the Company. The U.S. Attorney has since provided the Company with a copy of a qui tam complaint filed under seal in U.S. District Court for the Southern District of Florida. The complaint and all filings in the qui tam action remain under seal. We are conferring with the U.S. Attorney regarding the Company's defenses to the complaint allegations. The U.S. Attorney has not decided whether to intervene in the qui tam action. The Company has recorded pretax expense related to complying with OIG requests of $310,000 and $564,000 for the three and nine month periods ended September 30, 2005, respectively.

     The government continues to investigate the complaint's allegations. We are unable to predict the outcome of this matter or the impact, if any, that it may have on the business, results of operations, liquidity or capital resources. Regardless of outcome, responding to this matter can adversely affect the Company through defense costs, diversion of management's time and related publicity.

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

     Health Information Practices. There currently are numerous legislative and regulatory initiatives at both the state and federal levels that address patient privacy concerns. In particular, federal regulations issued under the Health Insurance Portability and Accountability Act of 1996 ("HIPAA") require Vitas to protect the privacy and security of patients' individual health information. HHS published final regulations addressing patient privacy on December 28, 2000, which were modified on August 14, 2002 (the "Privacy Rule"). Vitas was required to comply with the Privacy Rule by April 14, 2003, and Vitas believes that it is in material compliance. Additionally, HIPAA does not automatically preempt applicable state laws and regulations concerning Vitas' use, disclosure and maintenance of patient health information, which means that Vitas is subject to a complex regulatory scheme that, in many instances, requires Vitas to comply with both federal and state laws and regulations.

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

     On May 31, 2002, HHS published its final rule regarding the HIPAA Unique Employer Identifier Standard, which establishes a standard for identifying employers in healthcare transactions where information about the employer is transmitted electronically, as well as requirements concerning its use by HIPAA covered entities. The deadline for compliance with the Unique Employer Identifier Standard rule was July 30, 2004. Additionally, HHS published final regulations addressing the security of such health information on February 20, 2003 (the "Security Rule"), and Vitas was required to and did substantially, comply with the Security Rule by April 21, 2005. Also, HHS published its final rule adopting the HIPAA Standard Unique Health Identifier for health care providers on January 23, 2004, and Vitas' compliance deadline for that rule is May 23, 2007. Because compliance with the final rules regarding the HIPAA Unique Employer Identifier Standard and the Standard Unique Health Identifier is not yet required, the Company cannot predict the total financial or other impact of any of these final regulations on Vitas' operations, including any need for Vitas to expend financial resources on acquiring and implementing new information systems or any other negative impact on Vitas' profitability.

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

     At December 31, 2005, the Company's accrual for its estimated liability for potential environmental cleanup and related costs arising from the sale of DuBois Chemicals Inc. ("DuBois") amounted to $3.0 million. Of this balance, $1.1 million is included in other liabilities and $1.9 million is included in other current liabilities. The Company is contingently liable for additional DuBois-related environmental cleanup and related costs up to a maximum of $15,999,000. On the basis of a continuing evaluation of the Company's potential liability, and in consultation with the Company's environmental attorney, management believes that it is not probable this additional liability will be paid. Accordingly, no provision for this contingent liability has been recorded. Although it is not presently possible to reliably project the timing of payments related to the Company's potential liability for environmental costs, management believes that any adjustments to its recorded liability will not materially adversely affect its financial position or results of operations.

     The Company, to the best of its knowledge, is currently in compliance in all material respects with the environmental laws and regulations affecting its operations. Such environmental laws, regulations and enforcement proceedings have not required the Company to make material increases in or modifications to its capital expenditures and they have not had a material adverse effect on sales or net income. Capital expenditures for the purposes of complying with environmental laws and regulations during 2006 and 2007 with respect to continuing operations are not expected to be material in amount; there can be no assurance, however, that presently unforeseen legislative or enforcement actions will not require additional expenditures.

SEASONALITY

     Advertising costs for Roto-Rooter inordinately impact the Company's fourth-quarter results. Roto-Rooter recognizes telephone directory costs immediately upon distribution of a directory by its publisher into the community. Since a large number of directories are distributed in the fourth quarter, this direct expense accounting policy results in fourth-quarter earnings including a disproportionately large share of Roto-Rooter's full-year telephone directory advertising expense. In the fourth quarter 2005, Roto-Rooter expensed $6.3 million of total advertising costs that represented 33.5% of the aggregate advertising costs for the full-year 2005.

EMPLOYEES

     On December 31, 2005, Chemed Corporation had a total of 10,881 employees.

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

     Annual reports, press releases, Board Committee charters, Code of Ethics, Corporate governance guidelines and other printed materials may be obtained from the website or from Chemed Investor Relations without charge by writing to 2600 Chemed Center, 255 East Fifth Street, Cincinnati, Ohio 45202 or by calling 800-2CHEMED or 513-762-6429.

ITEM 1A. RISK FACTORS

     You should carefully consider the risks described below. They are not the only ones facing the Company. Other risks and uncertainties not currently known to us or that we deem to be immaterial may also materially and adversely affect our business, financial condition, or results of operations.

GENERAL

     WE HAVE INCURRED DEBT TO FINANCE THE OPERATIONS OF THE COMPANY. OUR LEVERAGE WILL LIMIT CASH FLOW AVAILABLE FOR OUR OPERATIONS, COULD ADVERSELY AFFECT OUR ABILITY TO SERVICE OUR DEBT OR OBTAIN ADDITIONAL FINANCING AND COULD ADVERSELY AFFECT OUR FINANCIAL HEALTH AND OUR ABILITY TO REACT TO CHANGES IN OUR BUSINESS.

     The Company has debt service obligations that may restrict our operating flexibility. We cannot assure you that our cash flow from operations will be sufficient to service our debt, which may require us to borrow additional funds, or restructure or otherwise refinance our debt. In addition, the Company has the ability to expand its debt and borrowing capacity subject to various restrictions and covenants defined by its creditors. The interest rate the Company pays will fluctuate from time to time based upon a number of factors including current LIBOR rates and Company operating performance. Significant changes in these factors could result in a material change in the Company's interest expense.

     Our indebtedness could have important consequences for our business. Among other things, our indebtedness may:

          -    limit our ability to obtain additional financing;

          - limit our flexibility in planning for, or reacting to, changes in the markets in which we compete;

          - place us at a competitive disadvantage relative to our competitors with less indebtedness;

          - increase our exposure to interest rate increases due to variable interest rates on certain borrowings;

          -    limit our ability to complete future acquisitions;

          -    limit our ability to make capital expenditures;

          - render us more vulnerable to general adverse economic and industry conditions; and

          - require us to dedicate a substantial portion of our cash flow to service and repay our debt.

Servicing our indebtedness will require a significant amount of cash, and our ability to generate cash depends on many factors beyond our control.

     Our ability to repay or to refinance our indebtedness and to pay interest on our indebtedness will depend on our operating performance, which may be affected by factors beyond our control. These factors could include operating difficulties, increased operating costs, our competitors' actions and regulatory developments. Our ability to meet our debt service and other obligations may depend in significant part on the extent to which we successfully implement our business strategy. We cannot assure you that we will be able to implement our strategy fully or that the anticipated results of our strategy will be realized.

     If our cash flows and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay capital expenditures, sell assets, seek additional equity capital or restructure our debt. We cannot assure you that our cash flows and capital resources will be sufficient to make scheduled payments of principal and interest on our indebtedness in the future or that alternative measures would successfully meet our debt service obligations.

     As certain of our obligations under our credit facilities and certain other borrowings bear interest at floating rates, an increase in interest rates could further increase our debt service costs and adversely affect our cash flows.

THE AGREEMENTS AND INSTRUMENTS GOVERNING OUR OUTSTANDING DEBT CONTAIN RESTRICTIONS AND LIMITATIONS THAT COULD SIGNIFICANTLY IMPACT OUR ABILITY TO OPERATE OUR BUSINESS AND ADVERSELY AFFECT THE PRICE OF OUR CAPITAL STOCK.

     The operating and financial restrictions and covenants in our instruments of indebtedness restrict our ability to:

          -    incur additional debt;

          - pay dividends, make redemptions and purchases of Capital Stock and make other restricted payments;

          -    issue and sell capital stock of subsidiaries;

          -    sell assets;

          -    engage in transactions with affiliates;

          -    restrict distributions from subsidiaries;

          -    incur liens;

          -    engage in businesses other than permitted businesses;

          -    engage in sale/leaseback transactions;

          -    engage in mergers or consolidations;

          -    make capital expenditures;

          -    make guarantees;

          -    make investments and acquisitions;

          -    enter into operating leases;

          -    hedge interest rates; and

          -    prepay other debt.

     Moreover, if we are unable to meet the terms of the financial covenants or if we breach any of these covenants, a default could result under one or more of these agreements. A default, if not waived by our lenders, could accelerate repayment of our outstanding indebtedness. If acceleration occurs, we may not be able to repay our debt and it is unlikely that we would be able to borrow sufficient additional funds to refinance such debt on acceptable terms. In the event of any default under our credit facilities, the lenders thereunder could elect to declare all outstanding borrowings, together with accrued and unpaid interest and other fees, to be due and payable, to require us to apply all of our available cash to repay these borrowings, any of which would be an event of default.

WE DEPEND ON OUR MANAGEMENT TEAM AND THE LOSS OF THEIR SERVICE COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS, FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     Our success depends to a large extent upon the continued services of our executive management team. The loss of key personnel could have a material adverse effect on our business, financial condition, results of operations and cash flows. Additionally, we cannot assure you that we will be able to attract or retain other skilled personnel in the future.

ENVIRONMENTAL COMPLIANCE COSTS AND LIABILITIES COULD INCREASE OUR EXPENSES AND ADVERSELY AFFECT OUR FINANCIAL CONDITION.

     Our operations are subject to numerous environmental, health and safety laws and regulations that prohibit or restrict the discharge of pollutants into the environment and regulate employee exposure to hazardous substances in the workplace. Failure to comply with these laws could subject us to material costs and liabilities, including civil and criminal fines, costs to cleanup contamination we cause and, in some circumstances, costs to cleanup contamination we discover on our own property but did not cause.

     Because we use and generate hazardous materials in some of our operations, we are potentially subject to material liabilities relating to the cleanup of contamination and personal injury claims. In addition, we have retained certain environmental liabilities in connection with the sale of former businesses. We are currently funding the cleanup of historical contamination at one of our former properties and contributing to the cleanup of third-party sites as a result of our sale of Dubois Chemicals Inc. Although we have established a reserve for these liabilities, actual cleanup costs may exceed our current estimates due to factors beyond our control, such as the discovery of additional contamination or the enforcement of more stringent cleanup requirements. New laws and regulations or their stricter enforcement, the discovery of presently unknown conditions or the receipt of additional claims for indemnification could require us to incur costs or become the basis for new or increased liabilities that could have a material adverse effect on our business, financial condition and results of operations.

WE ARE SUBJECT TO CERTAIN ANTI-TAKEOVER STATUES THAT MIGHT MAKE IT MORE DIFFICULT TO EFFECT A CHANGE IN CONTROL OF THE COMPANY.

     We are subject to the anti-takeover provisions of Section 203 of the Delaware General Corporation Law, which prohibits us from engaging in a "business combination" with an "interested stockholder" for a period of three years after the date of the transaction in which the person became an interested stockholder, unless the business combination is approved in a prescribed manner. The application of Section 203 could have the effect of delaying or preventing a change of control that could be advantageous to stockholders.

AN ADVERSE RULING AGAINST US IN CERTAIN LITIGATION COULD HAVE AN ADVERSE EFFECT ON OUR FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     We are involved in litigation incidental to the conduct of our business currently and from time to time. The damages claimed against us in some of these cases are substantial.

     See the "Legal Proceedings" section of this 10-K for discussion of particular matters.

     We cannot assure you that we will prevail in pending cases. Regardless of the outcome, such litigation is costly to manage, investigate and defend, and the related defense costs, diversion of management's time and related publicity may adversely affect the conduct of our business and the results of our operations.

ROTO-ROOTER

WE FACE INTENSE COMPETITION FROM NUMEROUS, FRAGMENTED COMPETITORS. IF WE DO NOT COMPETE EFFECTIVELY, OUR BUSINESS MAY SUFFER.

     We face intense competition from numerous competitors, many of whom have less leverage than we do. The sewer, drain and pipe cleaning, and plumbing repair businesses are highly fragmented, with the bulk of the industries consisting of local and regional competitors. We compete primarily on the basis of advertising, range of services provided, name recognition, speed and quality of customer service, service guarantees and pricing. Our competitors may succeed in developing new or enhanced products and services more successful than ours and in marketing and selling existing and new products and services better than us. In addition, new competitors may emerge. We cannot make any assurances that we will continue to be able to compete successfully with any of these companies.

OUR OPERATIONS ARE SUBJECT TO NUMEROUS LAWS AND REGULATIONS, EXPOSING US TO POTENTIAL CLAIMS AND COMPLIANCE COSTS THAT COULD ADVERSELY AFFECT OUR BUSINESS.

     We are subject to federal, state and local laws and regulations relating to franchising, insurance and other aspects of our business. These are discussed in greater detail under "Government Regulations" in the Description of Business section hereof. If we fail to comply with existing or future laws and regulations, we may be subject to governmental or judicial fines and sanctions. Our franchising activities are subject to various federal and state franchising laws and regulations, including the rules and regulations of the Federal Trade Commission (the "FTC") regarding the offering or sale of franchises. The rules and regulations of the FTC require us to provide all of our prospective franchisees with specific information regarding us and our franchise program in the form of a detailed franchise offering circular. In addition, a number of states require us to register our franchise offering prior to offering or selling franchises in such states. Various state laws also provide for certain rights in favor of franchisees, including (i) limitations on the franchisor's ability to terminate a franchise except for good cause, (ii) restrictions on the franchisor's ability to deny renewal of a franchise; (iii) circumstances under which the franchisor may be required to purchase certain inventory of franchisees when a franchise is terminated or not renewed in violation of such laws and (iv) provisions relating to arbitration. The ability to engage in the plumbing repair business is also subject to certain limitations and restrictions imposed by state and local licensing laws and regulations. We cannot predict what legislation or regulations affecting our business will be enacted in the future, how existing or future laws or regulations will be enforced, administered and interpreted, or the amount of future expenditures that may be required to comply with these laws or regulations. Compliance costs associated with governmental regulations could have material adverse effect on our business, financial condition and results of operations.

VITAS

VITAS IS HIGHLY DEPENDENT ON PAYMENTS FROM MEDICARE AND MEDICAID. IF THERE ARE CHANGES IN THE RATES OR METHODS GOVERNING THESE PAYMENTS, VITAS' NET PATIENT SERVICE REVENUE AND PROFITS COULD MATERIALLY DECLINE.

     Approximately 95% of Vitas' net patient service revenue consists of payments from the Medicare and Medicaid programs. Such payments are made primarily on a "per diem" basis, subject to annual reimbursement caps. Because Vitas receives a per diem fee to provide eligible services to all patients, Vitas' profitability is largely dependent upon its ability to manage the costs of providing hospice services to patients. Increases in operating costs, such as labor and supply costs that are subject to inflation, without a compensating increase in Medicare and Medicaid rates, could have a material adverse effect on Vitas' business in the future. Medicare and Medicaid currently adjust the various hospice payment rates annually based on the increase or decrease of the hospital wage index basket, regionally adjusted. However, the increases may be less than actual inflation. Vitas' profitability could be negatively impacted if this adjustment were eliminated or reduced, or if Vitas' costs of providing hospice services increased more than the annual adjustment. In addition, cost pressures resulting from shorter patient lengths of stay and the use of more expensive forms of palliative care, including drugs and drug delivery systems, could negatively impact Vitas' profitability. Many payors are increasing pressure to control health care costs. In addition, both public and private payors are increasing pressure to decrease, or limit increases in, reimbursement rates for health care services. Vitas' levels of revenues and profitability will be subject to the effect of possible reductions in coverage or payment rates by third-party payors, including payment rates from Medicare and Medicaid.

     Each state that maintains a Medicaid program has the option to provide reimbursement for hospice services at reimbursement rates generally required to be at least as much as Medicare rates. All states in which Vitas operates cover Medicaid hospice services; however, we cannot assure you that the states in which Vitas is presently operating or states into which Vitas could expand operations will continue to cover Medicaid hospice services. In addition, the Medicare and Medicaid programs are subject to statutory and regulatory changes, retroactive and prospective rate and payment adjustments, administrative rulings, freezes and funding reductions, all of which may adversely affect the level of program payments and could have a material adverse effect on Vitas' business. We cannot assure you that Medicare and /or Medicaid payments to hospices will not decrease. Reductions in amounts paid by government programs for services or changes in methods or regulations governing payments could cause Vitas' net patient service revenue and profits to materially decline.

APPROXIMATELY ONE-THIRD OF VITAS' HOSPICE PATIENTS RESIDE IN NURSING HOMES. CHANGES IN THE LAWS AND REGULATIONS REGARDING PAYMENTS FOR HOSPICE SERVICES AND "ROOM AND BOARD" PROVIDED TO VITAS' HOSPICE PATIENTS RESIDING IN NURSING HOMES COULD REDUCE ITS NET PATIENT SERVICE REVENUE AND PROFITABILITY.

     For Vitas' hospice patients receiving nursing home care under certain state Medicaid programs who elect hospice care under Medicare and Medicaid, the state generally must pay Vitas, in addition to the applicable Medicare or Medicaid hospice per diem rate, an amount equal to at least 95% of the Medicaid per diem nursing home rate for "room and board" furnished to the patient by the nursing home. Vitas contracts with various nursing homes for the nursing homes' provision of certain "room and board" services that the nursing homes would otherwise provide Medicaid nursing home patients. Vitas bills and collects from the applicable state Medicaid program an amount equal to approximately 95% of the amount that would otherwise have been paid directly to the nursing home under the state's Medicaid plan. Under Vitas' standard nursing home contracts, it pays the nursing home for these "room and board" services at approximately 100% of the Medicaid per diem nursing home rate.

     The reduction or elimination of Medicare and Medicaid payments for hospice patients residing in nursing homes would reduce Vitas' net patient service revenue and profitability. In addition, changes in the way nursing homes are reimbursed for "room and board" services provided to hospice patients residing in nursing homes could effect Vitas' ability to serve patients in nursing homes.

IF VITAS IS UNABLE TO MAINTAIN RELATIONSHIPS WITH EXISTING PATIENT REFERRAL SOURCES OR TO ESTABLISH NEW REFERRAL SOURCES, VITAS' GROWTH AND PROFITABILITY COULD BE ADVERSELY AFFECTED.

     Vitas' success is heavily dependent on referrals from physicians, long-term care facilities, hospitals and other institutional health care providers, managed care companies, insurance companies and other patient referral sources in the communities that its hospice locations serve, as well as on its ability to maintain good relations with these referral sources. Vitas' referral sources may refer their patients to other hospice care providers or not to a hospice provider at all. Vitas' growth and profitability depend significantly on its ability to establish and maintain close working relationships with these patient referral sources and to increase awareness and acceptance of hospice care by its referral sources and their patients. We cannot assure you that Vitas will be able to maintain its existing relationships or that it will be able to develop and maintain new relationships in existing or new markets. Vitas' loss of existing relationships or its failure to develop new relationships could adversely affect its ability to expand or maintain its operations and operate profitably. Moreover, we cannot assure you that awareness or acceptance of hospice care will increase or remain at current levels.

VITAS OPERATES IN AN INDUSTRY THAT IS SUBJECT TO EXTENSIVE GOVERNMENT REGULATION AND CLAIMS REVIEWS, AND CHANGES IN LAW AND REGULATORY INTERPRETATIONS COULD REDUCE ITS NET PATIENT SERVICE REVENUE AND PROFITABILITY AND ADVERSELY AFFECT ITS FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The health care industry is subject to extensive federal, state and local laws, rules and regulations relating to, among others:

          -    payment for services;

          - conduct of operations, including fraud and abuse, anti-kickback prohibitions, self-referral prohibitions and false claims;

          -    privacy and security of medical records;

          -    employment practices; and

          - various state approval requirements, such as facility and professional licensure, certificate of need, compliance surveys and other certification or recertification requirements.

     Changes in these laws, rules and regulations or in interpretations thereof could reduce Vitas' net patient service revenue and profitability. See the "Government Regulations" section of this 10-K for a greater description of these matters.

     Fraud and Abuse Laws. Vitas contracts with a significant number of health care providers and practitioners, including physicians, hospitals and nursing homes and arranges for these entities to provide services to Vitas' patients. Some of these health care providers and practitioners may refer, or be in a position to refer, patients to Vitas (or Vitas may refer patients to them). These arrangements may not qualify for a safe harbor. Vitas from time to time seeks guidance from regulatory counsel as to the changing and evolving interpretations and the potential applicability of the Anti-Kickback Law to its programs, and in response thereto, takes such actions as it deems appropriate. Vitas generally believes that its contracts and arrangements with providers, practitioners and suppliers should not be found to violate the Anti-Kickback Law. However, we cannot assure you that such laws will ultimately be interpreted in a manner consistent with Vitas' practices.

     Several health care reform proposals have included an expansion of the Anti-Kickback Law to include referrals of any patients regardless of payor source, which is similar to the scope of certain laws that have been enacted at the state level. In addition, a number of states in which Vitas operates have laws, which vary from state to state, prohibiting certain direct or indirect remuneration or fee-splitting arrangements between health care providers, regardless of payor source, for the referral of patients to a particular provider.

     The federal Ethics in Patient Referral Act, Section 1877 of the Social Security Act (commonly know an the "Stark Law") prohibits physicians from referring Medicare or Medicaid patients for "designated health services" to entities in which they hold an ownership or investment interest or with whom they have a compensation arrangement, subject to certain statutory or regulatory exceptions. We cannot assure you that future statutory or regulatory changes will not result in hospice services being subject to the Stark Law's ownership, investment, compensation or referral prohibitions. Several states in which Vitas operates have similar laws which likewise are subject to change. Any such changes could adversely affect the business, financial condition and operating results of Vitas.

     Further, under separate statutes, submission of claims for items or services that are "not provided as claimed" may lead to civil money penalties, criminal fines and imprisonment and/or exclusion from participation in Medicare, Medicaid and other federally funded state health care programs. These false claims statutes include the federal False Claims Act, which allows any person to bring suit on behalf of the federal government, known as a qui tam action, alleging false or fraudulent Medicare or Medicaid claims or other violations of the statute and to share in any amounts paid by the entity to the government in fines or settlement. Any entity found to be violating the False Claims Act may be liable for up to $11,000 per false claim and treble the amount of damages the federal government is found to have sustained because of the false claims.

     Certificate of Need Laws. Many states, including Florida, have certificate of need laws or other similar health planning laws that apply to hospice care providers. These states may require some form of state agency review or approval prior to opening a new hospice program, to adding or expanding hospice services, to undertaking significant capital expenditures or under other specified circumstances. Approval under these certificate of need laws is generally conditioned on the showing of a demonstrable need for services in the community. Vitas may seek to develop, acquire or expand hospice programs in states having certificate of need laws. To the extent that state agencies require Vitas to obtain a certificate of need or other similar approvals to expand services at existing hospice programs or to make acquisitions or develop hospice programs in new or existing geographical markets, Vitas' plans could be adversely affected by a failure to obtain a certificate or approval. In addition, competitors may seek administratively or judicially to challenge such an approval or proposed approval by the state agency, and Vitas has been defending against such a challenge in connection with the development of its Palm Beach County, Florida hospice program. Such a challenge, whether or not ultimately successful, could adversely affect Vitas.

     Other Federal and State Regulations. The federal government and all states regulate various aspects of the hospice industry and Vitas' business. In particular, Vitas' operations are subject to federal and state health regulatory laws, including those covering professional services, the dispensing of drugs and certain types of hospice activities. Certain of Vitas' employees are subject to state laws and regulations governing professional practice. Vitas' operations are subject to periodic survey by governmental authorities and private accrediting entities to assure compliance with applicable state licensing, and Medicare and Medicaid certification and accreditation standards, as the case may be. From time to time in the ordinary course of business, Vitas receives survey reports noting deficiencies for alleged failure to comply with applicable requirements. Vitas reviews such reports and takes appropriate corrective action. The failure to effect such action could result in one of Vitas' hospice programs being terminated from the Medicare hospice program. Any termination of one or more of Vitas' hospice locations from the Medicare hospice program could adversely affect Vitas' net patient service revenue and profitability and adversely affect its financial condition and results of operations. The failure to obtain, renew or maintain any of the required regulatory approvals, certifications or licenses could materially adversely affect Vitas' business and could prevent the programs involved from offering products and services to patients. In addition, laws and regulations often are adopted to regulate new products, services and industries. We cannot assure you that either the states or the federal government will not impose additional regulations on Vitas' activities, which might materially adversely affect Vitas.

     Claims Review. The Medicare and Medicaid programs and their fiscal intermediaries and other payors periodically conduct pre-payment or post-payment reviews and other reviews and audits of health care claims, including hospice claims. As a result of such reviews or audits, Vitas could be required to return any amounts found to be overpaid, or amounts found to be overpaid could be recouped through reductions in future payments. There is pressure from state and federal governments and other payors to scrutinize health care claims to determine their validity and appropriateness. During the past several years, Vitas' claims have been subject to review and audit. We cannot assure you that reviews and/or similar audits of Vitas' claims will not result in material recoupments, denials or other actions that could have a material adverse effect on Vitas' business, financial condition and results of operations. See the discussion of OIG investigation pending against Vitas under Other Health Care Regulations, above.

     Regulation and Provision of Continuous Home Care. Vitas provides continuous home care to patients requiring such care. Continuous home care is provided to patients while at home, during periods of crisis when intensive monitoring and care, primarily nursing care, is required in order to achieve palliation or management of acute medical symptoms. Continuous home care requires a minimum of 8 hours of care within a 24-hour day, which begins and ends at midnight. The care must be predominantly nursing care provided by either a registered nurse or licensed practical nurse.

     Continuous home care can be challenging for a hospice to provide for a number of reasons, including the need to have available sufficient skilled and trained staff to furnish such care, the need to manage the staffing and provision of such care, and a shortage of nurses that can make it particularly difficult to attract and retain nurses that are required to furnish a majority of such care. Medicare reimbursement for continuous home care is calculated by multiplying the applicable continuous home care hourly rate by the number of hours of care provided.

     Medicare reimbursement for continuous home care is subject to a number of requirements posing further challenges for a hospice providing such care. For example, if a patient requires skilled interventions for palliation or symptom management that can be accomplished in less than 8 aggregate hours within the 24-hour period, if the majority of care can be accomplished by someone other than a registered nurse or a licensed practical nurse (e.g., if a majority of care is furnished by a home health aide or homemaker), or if for any reason less than 8 hours of direct care are provided (such as when a patient dies before 8 AM even if 7 or more hours of care has been provided), the care rendered cannot be reimbursed by Medicare at the continuous home care rate (although the care instead may be eligible for Medicare reimbursement at the reduced routine home care day rate). As a result of such requirements, Vitas may incur the costs of providing services intended to be continuous home care services yet be unable to bill or be reimbursed for such services at the continuous home care rate. We cannot assure you that challenges in providing continuous home care will not cause Vitas' net patient service revenue and profits to materially decline or that reviews and/or similar audits of Vitas' claims will not result in material recoupments, denials or other actions that could have a material adverse effect on Vitas' business, financial condition and results of operations.

     Compliance. Vitas maintains an internal regulatory compliance review program and from time to time retains regulatory counsel for guidance on compliance matters. We cannot assure you, however, that Vitas' practices, if reviewed, would be found to be in compliance with applicable health regulatory laws, as such laws ultimately may be interpreted, or that any non-compliance with such laws would not have a material adverse effect on Vitas.

FEDERAL AND STATE LEGISLATIVE AND REGULATORY INITIATIVES RELATING TO PATIENT PRIVACY COULD REQUIRE VITAS TO EXPEND SUBSTANTIAL SUMS ON ACQUIRING, IMPLEMENTING AND SUPPORTING NEW INFORMATION SYSTEMS, WHICH COULD NEGATIVELY IMPACT ITS PROFITABILITY.

     There are currently numerous legislative and regulatory initiatives at both the state and federal levels that address patient privacy concerns. In particular, regulations issued under the Health Insurance Portability and Accountability Act of 1996 ("HIPAA") require Vitas to protect the privacy and security of patients' individual health information. We cannot predict the total financial or other impact of the regulations on Vitas' operations. In addition, although Vitas' management believes it is in compliance with the requirement of patient privacy regulations, we cannot assure you that Vitas will not be found to have violated state and federal laws, rules or guidelines surrounding patient privacy. Compliance with current and future HIPAA requirements or any other federal or state privacy initiatives could require Vitas to make substantial investments, which could negatively impact its profitability and cash flows.

VITAS' GROWTH STRATEGIES MAY NOT BE SUCCESSFUL, WHICH COULD ADVERSELY AFFECT ITS BUSINESS.

     A significant element of Vitas' growth strategy is expected to include expansion of its business by developing new hospice locations in new and existing markets. This aspect of Vitas' growth strategy may not be successful, which could adversely impact its growth and profitability. We cannot assure you that Vitas will be able to:

          - identify markets that meet its selection criteria for new hospice locations;

          - hire and retain qualified management teams to operate each of its new hospice locations;

          - manage a large and geographically diverse group of hospice locations;

          -    become Medicare and Medicaid certified in new markets;

          - generate sufficient hospice admissions in new markets to operate profitably in these new markets;

          -    compete effectively with existing hospices in new markets; or

          - obtain state licensure and/or a certificate of need from appropriate state agencies in new markets.

     In addition to growing existing locations and developing new hospice locations, Vitas' growth strategy is expected to include expansion through acquisition of other hospices. We cannot assure you that Vitas' acquisition strategy will be successful. The success of Vitas' acquisition strategy depends upon a number of factors, including:

          -    its ability to identify suitable acquisition candidates;

          - its ability to negotiate favorable acquisition terms, including purchase price, which may be adversely affected due to increased competition with other buyers;

          -    the availability of financing on favorable terms, or at all;

          - its ability to integrate effectively the systems and operations of acquired hospices;

          -    its ability to retain key personnel of acquired hospices; and

          -    its ability to obtain required regulatory approvals.

     Acquisitions involve a number of other risks, including diversion of management's attention from other business concerns and assuming known or unknown liabilities of acquired hospices, including liabilities for failure to comply with health care laws and regulations. Integrating acquired hospices may place significant strains on Vitas' current operating and financial systems and controls. Vitas may not successfully overcome these risks or any other problems encountered in connection with its acquisition strategy.

     In addition, since 1990, Vitas has acquired hospice programs, some of which involved acquisitions of hospice programs from not-for-profit entities. Vitas believes that acquisitions of not-for-profit programs are generally more complex than acquisitions from for-profit entities and that a substantial number of acquisition opportunities are likely to involve acquisitions from not-for-profit entities. Such acquisitions are subject to provisions of the Internal Revenue Code and, in certain states, state attorney general powers, which have been interpreted to require that the consideration paid for the assets purchased be at fair market value and, where applicable, that any fees paid for services be reasonable. In many states there is no mechanism for state attorney general pre-clearance of transactions to assure that applicable standards have been met. Entities that acquire not-for-profit hospices could face potential liability if the acquisition transaction is not structured to comply with Internal Revenue Code and state law requirements, and in some cases the transaction could be enjoined or subject to rescission. The acquisition of not-for-profit businesses, including the fairness of the purchase price paid, has received increasing regulatory scrutiny by state attorneys general and other regulatory authorities. Although Vitas believes that reasonable actions have been taken to date to establish the fair market value of assets purchased in prior acquisitions of hospice operations from not-for-profit entities and the reasonableness of fees paid for services, we cannot assure you that such transactions or any future similar transactions will not be challenged or that, if challenged, the results of such challenge would not have a material adverse effect on Vitas' business.

VITAS' LOSS OF KEY MANAGEMENT PERSONNEL OR ITS INABILITY TO HIRE AND RETAIN SKILLED EMPLOYEES COULD ADVERSELY AFFECT ITS BUSINESS, FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     Vitas' future success significantly depends upon the continued service of its senior management personnel. The loss of one or more of Vitas' key senior management personnel or its inability to hire and retain new skilled employees could negatively impact Vitas' ability to maintain or increase patient referrals, a key aspect of its growth strategy, and could adversely affect its future operating results.

     Competition for skilled employees is intense, and the process of locating and recruiting skilled employees with the combination of qualifications and attributes required to care effectively for terminally ill patients and their families can be difficult and lengthy. We cannot assure you that Vitas will be successful in attracting, retaining or training highly skilled nursing, management, community education, operations, admissions and other personnel. Vitas' business could be disrupted and its growth and profitability negatively impacted if it is unable to attract and retain skilled employees.

A NATIONWIDE SHORTAGE OF QUALIFIED NURSES COULD ADVERSELY AFFECT VITAS' PROFITABILITY, GROWTH AND ABILITY TO CONTINUE TO PROVIDE QUALITY, RESPONSIVE HOSPICE SERVICES TO ITS PATIENTS AS NURSING WAGES AND BENEFITS INCREASE.

     The substantial majority of Vitas' workforce is nurses. Vitas depends on qualified nurses to provide quality, responsive hospice services to its patients. The current nationwide shortage of qualified nurses impacts some of the markets in which Vitas provides hospice services. In response to this shortage, Vitas has adjusted its wages and benefits to recruit and retain nurses and to engage contract nurses. Vitas' inability to attract and retain qualified nurses could adversely affect its ability to provide quality, responsive hospice services to its patients and its ability to increase or maintain patient census in those markets. Increases in the wages and benefits required to attract and retain qualified nurses or an increase in reliance on contract nurses could negatively impact profitability.

VITAS MAY NOT BE ABLE TO COMPETE SUCCESSFULLY AGAINST OTHER HOSPICE PROVIDERS, AND COMPETITIVE PRESSURES MAY LIMIT ITS ABILITY TO MAINTAIN OR INCREASE ITS MARKET POSITION AND ADVERSELY AFFECT ITS PROFITABILITY, FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     Hospice care in the United States is highly competitive. In many areas in which Vitas' hospices are located, they compete with a large number of organizations, including:

          -    community-based hospice providers;

          -    national and regional companies;

          -    hospital-based hospice and palliative care programs;

          -    physician groups;

          -    nursing homes;

          -    home health agencies;

          -    infusion therapy companies; and

          -    nursing agencies

     Various health care companies have diversified into the hospice market. Other companies, including hospitals and health care organizations that are not currently providing hospice care, may enter the markets Vitas serves and expand the variety of services offered to include hospice care. We cannot assure you that Vitas will not encounter increased competition in the future that could limit its ability to maintain or increase its market position, including competition from parties in a position to impact referrals to Vitas. Such increased competition could have a material adverse effect on Vitas' business, financial condition and results of operations.

CHANGES IN RATES OR METHODS OF PAYMENT FOR VITAS' SERVICES COULD ADVERSELY AFFECT ITS REVENUES AND PROFITS.

     Managed care organizations have grown substantially in terms of the percentage of the population that is covered by such organizations and in terms of their control over an increasing portion of the health care economy. Managed care organizations have continued to consolidate to enhance their ability to influence the delivery of health care services and to exert pressure to control health care costs. Vitas has a number of contractual arrangements with managed care organizations and other similar parties.

     Vitas provides hospice care to many Medicare beneficiaries who receive their non-hospice health care services from health maintenance organizations ("HMOs") under Medicare risk contracts. Under such contracts between HMOs and the federal Department of Health and Human Services, the Medicare payments for hospice services are excluded from the per-member, per-month payment from Medicare to HMOs and instead are paid directly by Medicare to the hospices. As a result, Vitas' payments for Medicare beneficiaries enrolled in Medicare risk HMOs are processed in the same way with the same rates as other Medicare beneficiaries. We cannot assure, however, that payment for hospice services will continue to be excluded from HMO payment under Medicare risk contracts and similar Medicare managed care plans or that if not excluded, managed care organizations or other large third-party payors would not use their power to influence and exert pressure on health care providers to reduce costs in a manner that could have a material adverse effect on Vitas' business, financial condition and results of operations.

LIABILITY CLAIMS MAY HAVE AN ADVERSE EFFECT ON VITAS, AND ITS INSURANCE COVERAGE MAY BE INADEQUATE.

     Participants in the hospice industry are subject to lawsuits alleging negligence, product liability or other similar legal theories, many of which involve large claims and significant defense costs. From time to time, Vitas is subject to such and other types of lawsuits. See the description below under Legal Proceedings. The ultimate liability for claims, if any, could have a material adverse effect on its financial condition or operating results. Although Vitas currently maintains liability insurance intended to cover the claims, we cannot assure you that the coverage limits of such insurance policies will be adequate or that all such claims will be covered by the insurance. In addition, Vitas' insurance policies must be renewed annually and may be subject to cancellation during the policy period. While Vitas has been able to obtain liability insurance in the past, such insurance varies in cost, is difficult to obtain and may not be available in the future on terms acceptable to Vitas, if at all.

     A successful claim in excess of the insurance coverage could have a material adverse effect on Vitas. Claims, regardless of their merit or eventual outcome, also may have a material adverse effect on Vitas' business and reputation due to the costs of litigation, diversion of management's time and related publicity.

     Vitas procures professional liability coverage on a claims-made basis. The insurance contracts specify that coverage is available only during the term of each insurance contract. Vitas' management intends to renew or replace the existing claims-made policy annually but such coverage is difficult to obtain, may be subject to cancellation and may be written by carriers that are unable, or unwilling to pay claims. During fiscal 2001, Vitas was notified that one of its prior carriers was ordered into rehabilitation, and in early fiscal 2002, into liquidation, creating the possibility that certain prior year claims could be underinsured or uninsured. Certain claims have been asserted where the coverage would be the responsibility of this prior carrier and/or other carriers that may not have the financial wherewithal to satisfy the claims. Additionally, some risks and liabilities, including claims for punitive damages, are not covered by insurance.

ITEM 1B. UNRESOLVED STAFF COMMENTS

          None.

ITEM 2. PROPERTIES

     The Company's corporate offices and the headquarters for the Roto-Rooter Group are located in Cincinnati, Ohio. Roto-Rooter has manufacturing and distribution center facilities in West Des Moines, Iowa and has 72 office and service facilities in 26 states. Vitas, headquartered in Miami, operates 39 programs from 69 leased facilities in 15 states.

     All "owned" property is held in fee and is subject to the security interests of the holders of our debt instruments issued in connection with the Company's merger with Vitas. The leased properties have lease terms ranging from one year to fourteen years. Management does not foresee any difficulty in renewing or replacing the remainder of its current leases. The Company considers all of its major operating properties to be maintained in good operating condition and to be generally adequate for present and anticipated needs.

ITEM 3. LEGAL PROCEEDINGS

     The Company is party to a class action lawsuit filed in the Third Judicial Circuit Court of Madison County, Illinois in June of 2000 by Robert Harris, alleging certain Roto-Rooter plumbing was performed by unlicensed employees. The Company contests these allegations and believes them without merit. Plaintiff moved for certification of a class of customers in 32 states who allegedly paid for plumbing work performed by unlicensed employees. Plaintiff also moved for partial summary judgment on grounds the licensed apprentice plumber who installed his faucet did not work under the direct personal supervision of a licensed master plumber. On June 19, 2002, the trial judge certified an Illinois-only plaintiffs class and granted summary judgment for the named party Plaintiff on the issue of liability, finding violation of the Illinois Plumbing License Act and the Illinois Consumer Fraud Act, through Roto-Rooter's representation of the licensed apprentice as a plumber. The court has not ruled on certification of a class in the remaining 31 states. In December 2004, the Company reached a resolution of this matter with the plaintiff. This proposed settlement has been preliminarily approved by the court. We expect the parties to request final approval later in 2006. We have accrued $3.1 million as the anticipated cost of settling this litigation.

     Vitas Healthcare Corporation is party to a class action lawsuit filed in the Superior Court of California, Los Angeles County, in April of 2004 by Ann Marie Costa, Ana Jimenez, Mariea Ruteaya and Gracetta Wilson alleging failure to pay overtime wages and to provide meal and break periods to California nurses, home health aides and licensed clinical social workers. The Company contests these allegations and believes them without merit. Plaintiffs moved for class certification, and Vitas opposed this motion. We have reached an agreement, subject to court approval, with the Plaintiff class to resolve this matter for $19 million, inclusive of Plaintiffs' class attorneys' fees and the costs of settlement administration.

     Regardless of outcome, such litigation can adversely affect the Company through defense costs, diversion of management's time, and related publicity.

     See also the OIG investigation pending against Vitas under Other Health Care Regulations, above.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          None.

EXECUTIVE OFFICERS OF THE COMPANY

        Name           Age                     Office                        First Elected
--------------------   ---   ------------------------------------------   ------------------
Kevin J. McNamara       52   President and Chief Executive Officer        August 2, 1994 (1)
Timothy S. O'Toole      50   Executive Vice President                     May 18, 1992 (2)
Spencer S. Lee          50   Executive Vice President                     May 15, 2000 (3)
David P. Williams       45   Vice President and Chief Financial Officer   March 5, 2004 (4)
Arthur V. Tucker,Jr.    56   Vice President and Controller                May 20, 1991 (5)

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

     Each executive officer holds office until the annual election at the next annual organizational meeting of the Board of Directors of the Company which is scheduled to be held on May 15, 2006.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

     The Company's Capital Stock (par value $1 per share) is traded on the New York Stock Exchange under the symbol CHE. The range of the high and low sale prices on the New York Stock Exchange and dividends paid per share for each quarter of 2004 and 2005 adjusted for a 2-for-1 stock split occurring May 11, 2005, are set forth below.

                              Closing
                 --------------------------------
                                   Dividends Paid
                  High      Low       Per Share
                 ------   ------   --------------
2004
First Quarter    $33.48   $24.48        $.06
Second Quarter    27.65    21.55         .06
Third Quarter     28.13    21.36         .06
Fourth Quarter    33.72    27.56         .06

2005
First Quarter    $38.63   $32.55        $.06
Second Quarter    43.83    34.57         .06
Third Quarter     44.90    39.32         .06
Fourth Quarter    54.00    40.13         .06

     Future dividends are necessarily dependent upon the Company's earnings and financial condition, compliance with certain debt covenants and other factors not presently determinable.

     As of March 1, 2006, there were approximately 3,158 stockholders of record of the Company's Capital Stock. This number only includes stockholders of record and does not include stockholders with shares beneficially held in nominee name or within clearinghouse positions of brokers, banks or other institutions.

     As of December 31, 2005, the number of stock options outstanding under the Company's equity compensation plans, the weighted average exercise price of outstanding options, and the number of securities remaining available for issuance were as follows:

                      EQUITY COMPENSATION PLAN INFORMATION

                                                                                      Number of securities
                                                                                     remaining available for
                                                                                      future issuance under
                                Number of Securities to     Weighted-average           equity compensation
                                be issued upon exercise    exercise price of            plans [excluding
                                of outstanding warrants   outstanding options,       securities reflected in
                                      and rights          warrants and rights              column (a)]
Plan Category                             (a)                     (b)                          (c)
-------------                   -----------------------   --------------------   -------------------------------
Equity Compensation plans
approved by stockholders              1,671,462                  $23.70                     137,035
Equity Compensation plans not
approved by stockholders (1)             70,371                   20.61                       1,588
                                      ---------                  ------                     -------
TOTAL                                 1,741,833                   23.57                     138,623
                                      ---------                  ------                     -------

(1) In May 1999 the Board of Directors adopted the 1999 Long-Term Employee Incentive Plan without stockholder approval. This plan permits the Company to grant up to 500,000 shares of non-qualified options and stock awards to a broad base of salaried and hourly employees (excluding officers and directors) of the Company. Except for the exclusion of officers and directors, this plan has the same general terms and provisions as the 2004 Stock Incentive Plan. In addition, pursuant to this plan no individual may be granted more than 50,000 stock options in a calendar year, the aggregate number of the shares of Capital Stock which may be issued pursuant to stock incentives in the form of Stock Awards shall not be more than 270,000, and no stock incentives shall be granted under the plan after May 17, 2009.

ITEM 6. SELECTED FINANCIAL DATA

     The information called for by this Item for the five years ended December 31, 2005 is set forth on page 40 of the 2005 Annual Report to Stockholders and is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The information called for by this Item is set forth on pages 41 through 54 of the 2005 Annual Report to Stockholders and is incorporated herein by reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company's primary market risk exposure relates to interest rate risk exposure through its variable interest rate borrowings. At December 31, 2005 the Company had a total of $84.4 million of variable rate debt outstanding. In February 2005, the Company called its Floating Rate Notes, restructured its revolving credit/ term loan agreement with JPMorgan Chase and reduced its variable rate debt to $88.5 million at February 28, 2005. Should the interest rate on this debt increase or decrease 100 basis points (1% point), the Company's annual interest expense would increase or decrease $844,000.

     The Company continually evaluates this interest rate exposure and periodically weighs the cost versus the benefit of fixing the variable interest rates through a variety of hedging techniques.

     The market value of the Company's long-term debt at December 31, 2005 is approximately $244.1 million versus a carrying value of $235.1 million.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The consolidated financial statements, together with the report thereon of PricewaterhouseCoopers LLP dated March 16, 2006, appearing on pages 5 through 37 of the 2005 Annual Report to Stockholders, along with the Supplementary Data (Unaudited Summary of Quarterly Results) appearing on pages 38-39, are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

ITEM 9A. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

     The Company's management, under the supervision of and with the participation of the Company's President and Chief Executive Officer, Vice President and Chief Financial Officer and Vice President and Controller, has evaluated the effectiveness of the Company's disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of the end of the period covered by this report. Based on such evaluation, the Company's President and Chief Executive Officer, Vice President and Chief Financial Officer and Vice President and Controller have concluded that, as of the end of such period, the Company's disclosure controls and procedures are effective and are reasonably designed to ensure that all material information relating to the Company required to be included in the Company's reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and that such information is accumulated and communicated to management, including the President and Chief Executive Officer, Vice President and Chief Financial Officer and Vice President and Controller, as appropriate, to allow timely decisions regarding required disclosure.

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

          Refer to Management's Report on Internal Control over Financial Reporting and Report of Independent Registered Public Accounting Firm on pages 5 and 6 of the Company's 2005 Annual Report to Stockholders, which are incorporated herein by reference.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

     There have not been any changes in the Company's internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act during the Company's fiscal quarter ended December 31, 2005 that have materially affected, or are reasonable likely to materially affect the Company's internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

     Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The directors of the Company are:

          Edward L. Hutton
          Kevin J. McNamara
          Donald Breen, Jr.
          Charles H. Erhart, Jr.
          Joel F. Gemunder
          Patrick P. Grace
          Thomas C. Hutton
          Walter L. Krebs
          Sandra E. Laney
          Timothy S. O'Toole
          Donald E. Saunders
          George J. Walsh III
          Frank E. Wood

The additional information required under this Item with respect to the directors and executive officers is set forth in the Company's 2006 Proxy Statement and in Part I hereof under the caption "Executive Officers of the Registrant" and is incorporated herein by reference.

     The Company has adopted a Code of Ethics that applies to the Company's principal executive officer, principal financial officer, principal accounting officer, directors and employees. A copy of this Code of Ethics is incorporated with this Report as Exhibit 14 and it is also posted on the Company's Web site, www.chemed.com.

ITEM 11. EXECUTIVE COMPENSATION

     Information required under this Item is set forth in the Company's 2006 Proxy Statement, which is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information required under this Item is set forth in the Company's 2006 Proxy Statement, which is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information required under this Item is set forth in the Company's 2006 Proxy Statement, which is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

     AUDIT FEES

          PricewaterhouseCoopers LLP billed the company $1,989,000 in 2004 and $1,485,000 in 2005. These fees were for professional services rendered for the integrated audit of the Company's annual financial statements and of its internal control over financial reporting, review of the financial statements included in the Company's Forms 10-Q and review of documents filed with the SEC.

     AUDIT-RELATED FEES

          PricewaterhouseCoopers LLP billed the company $1,446,000 and $189,000 in 2004 and 2005, respectively for audit-related services. In 2004, $1,115,000 of these fees related to audits of significant subsidiaries of the Company for years 2001, 2002, and 2003 financial statements for the purpose of registering the Company's floating rate notes, $205,000 for review of the Private Placement Memorandum related to the acquisition of VITAS, $59,000 for consultation concerning financial accounting and reporting standards and the remaining $67,000 was related primarily to the audit of the Company's employee benefit plans. In 2005, $75,000 was related to the audit of the employee benefit plans and $114,000 was related to audits of Vitas' Florida subsidiaries.

     TAX FEES

          No such services were rendered in 2004 or 2005.

     ALL OTHER FEES

          PricewaterhouseCoopers LLP billed the Company $2,300 and $2,400, respectively, in aggregate fees for services rendered by PricewaterhouseCoopers LLP, other than the services described above, for the years 2004 and 2005.

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

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

EXHIBITS

3.1   Certificate of Incorporation of Chemed Corporation.*

3.2   Certificate of Amendment to Certificate of Incorporation.*

3.3   By-Laws of Chemed Corporation.*

4.1 Indenture, dated as of February 24, 2004, between Roto-Rooter, Inc. and LaSalle Bank National Association.*

4.2 Indenture, dated as of February 24, 2004, among Roto-Rooter, Inc., the subsidiary guarantors listed on Schedule I thereto and Wells Fargo Bank, N.A.*

10.1 Agreement and Plan of Merger among Diversey U.S. Holdings, Inc., D. C. Acquisition Inc., Chemed Corporation and DuBois Chemicals, Inc., dated as of February 25, 1991.*

10.2 Agreement and Plan of Merger among National Sanitary Supply Company, Unisource Worldwide, Inc. and TFBD, Inc. dated as of August 11, 1997.*

10.3 Stock Purchase Agreement dated as of May 8, 2002 by and between PCI Holding Corp. and Chemed Corporation. *

10.4 Amendment No. 1 to Stock Purchase Agreement dated as of October 11, 2002 by and among PCI Holding Corp., PCI-A Holding Corp. and Chemed Corporation. *

10.5 Senior Subordinated Promissory Note dated as of October 11, 2002 by and among PCI Holding Corp. and Chemed Corporation. *

10.6 Common Stock Purchase Warrant dated as of October 11, 2002 by and between PCI Holding Corp. and Chemed Corporation. *

10.7  1995 Stock Incentive Plan.*,**

10.8  1997 Stock Incentive Plan.*,**

10.9  1999 Stock Incentive Plan.*,**

10.10 1999 Long-Term Employee Incentive Plan as amended through May 20,
      2002.*,**

10.11 2002 Stock Incentive Plan.*,**

10.12 2002 Executive Long-Term Incentive Plan, as amended May 18, 2004.*,**

10.13 2004 Stock Incentive Plan.*,**

10.14 Employment Contracts with Executives.*,**

10.15 Amendment to Employment Agreements with Kevin J. McNamara, Thomas C. Hutton and Sandra E. Laney dated August 7, 2002.*,**

10.16 Amendment to Employment Agreements with Timothy S. O'Toole and Arthur V. Tucker dated August 7, 2002.*,**

10.17 Amendment to Employment Agreement with Spencer S. Lee dated May 19, 2003.*,**

10.18 Amendment to Employment Agreements with Executives dated January 1, 2002.*,**

10.19 Amendment No. 16 to Employment Agreement with Sandra E. Laney dated March 1, 2003.*,**

10.20 Amendment No. 16 to Employment Agreement with Kevin J. McNamara dated May 18, 2004.*,**

10.21 Employment Agreement with David P. Williams dated May 16, 1994; Amendment dated May 21, 2001, and Amendment dated May 19, 2003.*,**

10.22 Excess Benefits Plan, as restated and amended, effective June 1, 2001.*,**

10.23 Amendment No. 1 to Excess Benefits Plan, effective July 1, 2002.*,**

10.24 Amendment No. 2 to Excess Benefits Plan, effective November 7, 2003.*,**

10.25 Non-Employee Directors' Deferred Compensation Plan.*,**

10.26 Chemed/Roto-Rooter Savings & Retirement Plan, effective January 1,
      1999.*,**

10.27 First Amendment to Chemed/Roto-Rooter Savings & Retirement Plan, effective September 6, 2000.*,**

10.28 Second Amendment to Chemed/Roto-Rooter Savings & Retirement Plan, effective January 1, 2001.*,**

10.29 Third Amendment to Chemed/Roto-Rooter Savings & Retirement Plan, effective December 12, 2001.*,**

10.30 Directors Emeriti Plan.*,**

10.31 Second Amendment to Split Dollar Agreement with Executives.*,**

10.32 Split Dollar Agreement with Executives.*,**

10.33 Split Dollar Agreement with Edward L. Hutton.*,**

10.34 Promissory Note under the Executive Stock Purchase Plan with Kevin J. McNamara.*,**

10.35 Schedule to Promissory Note under the Executive Stock Purchase Plan with Kevin J. McNamara.**

10.36 Roto-Rooter Deferred Compensation Plan No. 1, as amended January
      1,1998.*,**

10.37 Roto-Rooter Deferred Compensation Plan No. 2.*,**

10.38 Agreement and Plan of Merger, dated as of December 18, 2003, Among Roto-Rooter, Inc., Marlin Merger Corp. and Vitas Healthcare Corporation.*

10.39 Credit Agreement, dated as of February 24, 2004, among Roto-Rooter, Inc., the lenders from time to time parties thereto and Bank One, NA, as Administrative Agent.*

10.40 Amended and Restated Credit Agreement, dated as of February 24, 2005, among Chemed Corporation, the lenders from time to time parties thereto and JP Morgan Chase Bank, NA, as Administrative Agent.*

10.41 Pledge and Security Agreement, dated as of February 24, 2004, among Roto-Rooter, Inc., the subsidiaries of Roto-Rooter, Inc. listed on the signature pages thereto and Bank One, NA, as Collateral Agent.*

10.42 Guaranty Agreement, dated as of February 24, 2004, among the subsidiaries of Roto-Rooter, Inc. listed on the signature pages thereto and Bank One, NA, as Administrative Agent.*

10.43 Collateral Sharing Agreement, dated as of February 24, 2004, among Bank One, NA, as Collateral Agent and Administrative Agent, Wells Fargo Bank, NA, as Trustee, and Roto-Rooter, Inc.*

10.44 Form of Restricted Stock Award.*,**

10.45 Form of Stock Option Grant.*,**

10.46 Assets Purchase Agreement of April 1, 2005 between Service America Network, Inc. and Service America Enterprise, Inc.*

12    Computation of Ratio of Earnings to Fixed Charges.

13    2005 Annual Report to Stockholders.

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

                                        CHEMED CORPORATION


March 13, 2006                          By /s/ Kevin J. McNamara
                                           -------------------------------------
                                           Kevin J. McNamara
                                           President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

         Signature                       Title                                      Date
         ---------                       -----                                      ----


/s/ Kevin J. McNamara        President and Chief Executive                 ]
--------------------------   Officer and a Director                        ]
Kevin J. McNamara            (Principal Executive Officer)                 ]
                                                                           ]
                                                                           ]
/s/ David P. Williams        Vice President and Chief                      ]
--------------------------   Financial Officer                             ]
David P. Williams            (Principal Financial Officer)                 ]
                                                                           ]
                                                                           ]
/s/ Arthur V. Tucker, Jr.    Vice President and                            ]   March 13, 2006
--------------------------   Controller (Principal                         ]
Arthur V. Tucker, Jr.        Accounting Officer)                           ]
                                                                           ]
Edward L. Hutton*            Walter L. Krebs*            ]                 ]
Donald Breen, Jr.*           Sandra E. Laney*            ]                 ]
Charles H. Erhart, Jr.*      Timothy S. O'Toole*         ]   --Directors   ]
Joel F. Gemunder*            Donald E. Saunders*         ]                 ]
Patrick P. Grace*            George J. Walsh III*        ]                 ]
Thomas C. Hutton*            Frank E. Wood*              ]                 ]

----------
* Naomi C. Dallob by signing her name hereto signs this document on behalf of each of the persons indicated above pursuant to powers of attorney duly executed by such persons and filed with the Securities and Exchange Commission.


March 13, 2006                          /s/ Naomi C. Dallob
Date                                    ----------------------------------------
                                        Naomi C. Dallob
                                        (Attorney-in-Fact)

                   CHEMED CORPORATION AND SUBSIDIARY COMPANIES

         INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

                               2003, 2004 AND 2005

                                                                                                   PAGE(s)
CHEMED CORPORATION CONSOLIDATED FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

  Report of Independent Registered Public Accounting Firm.....................................         6*
  Consolidated Statement of Operations........................................................         7*
  Consolidated Balance Sheet..................................................................         8*
  Consolidated Statement of Cash Flows........................................................         9*
  Consolidated Statement of Changes in Stockholders' Equity...................................     10-11*
  Consolidated Statement of Comprehensive Income/(Loss).......................................        10*
  Notes to Consolidated Financial Statements..................................................        12*

  Report of Independent Registered Public Accounting Firm on Financial Statement Schedule.....       S-2
  Schedule II -- Valuation and Qualifying Accounts............................................       S-3

* Indicates page numbers in Chemed Corporation 2005 Annual Report to
  Stockholders.

      The consolidated financial statements of Chemed Corporation listed above, appearing in the 2005 Annual Report to Stockholders, are incorporated herein by reference. The Financial Statement Schedule should be read in conjunction with the consolidated financial statements listed above. Schedules not included have been omitted because they are not applicable or the required information is shown in the financial statements or notes thereto as listed above.

               Report of Independent Registered Public Accounting
                      Firm on Financial Statement Schedule

To the Board of Directors
of Chemed Corporation

Our audits of the consolidated financial statements, of management's assessment of the effectiveness of internal control over financial reporting and of the effectiveness of internal control over financial reporting referred to in our report dated March 16, 2006 appearing in the 2005 Annual Report to Stockholders of Chemed Corporation (which report, consolidated financial statements and assessment are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedule listed in Item 15(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PricewaterhouseCoopers LLP
------------------------------
PricewaterhouseCoopers LLP
Cincinnati, Ohio
March 16, 2006

                                                                     SCHEDULE II

                   CHEMED CORPORATION AND SUBSIDIARY COMPANIES
                        VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)
                                     DR/(CR)

                                                      ADDITIONS
                                              ------------------------
                                              (CHARGED)                     APPLICABLE
                                              CREDITED       (CHARGED)          TO
                             BALANCE AT       TO COSTS       CREDITED        COMPANIES                           BALANCE
                             BEGINNING           AND          TO OTHER       ACQUIRED          DEDUCTIONS        AT END
      DESCRIPTION            OF PERIOD        EXPENSES       ACCOUNTS        IN PERIOD           (b)            OF PERIOD
-----------------------      ----------       ---------      ---------      ----------         ----------       ---------
Allowances for doubtful
accounts (c)

  For the year 2005          $   (7,544)      $ (7,224)      $       -      $        -         $    6,355       $  (8,413)
                             ==========       ========       =========      ==========         ==========       =========

  For the year 2004 (a)      $   (2,646)      $ (5,983)      $       -      $   (4,946)        $    6,031       $  (7,544)
                             ==========       ========       =========      ==========         ==========       =========

  For the year 2003 (a)      $   (3,337)      $ (1,497)      $       -      $        -         $    2,188       $  (2,646)
                             ==========       ========       =========      ==========         ==========       =========

Allowances for doubtful
accounts - notes
receivable (d)

  For the year 2005          $        -       $      -       $       -      $        -         $        -       $       -
                             ==========       ========       =========      ==========         ==========       =========

  For the year 2004          $     (323)      $    323       $       -      $        -         $        -       $       -
                             ==========       ========       =========      ==========         ==========       =========

  For the year 2003          $     (422)      $     99       $       -      $        -         $        -       $    (323)
                             ==========       ========       =========      ==========         ==========       =========

Valuation allowance for
available-for-sale
securities (e)

  For the year 2005          $        -       $      -       $       -      $        -         $        -       $       -
                             ==========       ========       =========      ==========         ==========       =========

  For the year 2004          $        -       $      -       $       -      $        -         $        -       $       -
                             ==========       ========       =========      ==========         ==========       =========

  For the year 2003          $    5,668       $      -       $    (278)     $        -         $   (5,390)      $       -
                             ==========       ========       =========      ==========         ==========       =========

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

(e) With respect to the valuation allowance for available-for-sale securities, amounts charged or credited to other accounts comprise net unrealized holding gains arising during the period.