Form 10-Q
period 2006-03-31
CHEMED CORP
filed 2006-05-09
CIK 19584

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

(Mark One)



        X        Quarterly Report Under Section 13 or 15 (d) of the Securities
     ----------  Exchange Act of 1934 For the Quarterly Period Ended March 31,
                 2006

                 Transition Report Pursuant to Section 13 or 15(d) of the ----------- Securities Exchange Act of 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
       Yes           X         No
                   -------              -----


Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
     Large accelerated filer  X   Accelerated filer     Non-accelerated filer
                             ---                    ---                      ---


Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
       Yes                     No        X
                   -------              -----


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class                   Amount                              Date

Capital Stock           26,159,533 Shares                   March 31, 2006
$1 Par Value


================================================================================

                             CHEMED CORPORATION AND
                              SUBSIDIARY COMPANIES



                                      Index

                                                                                                          Page No.
                                                                                                          --------
PART I.    FINANCIAL INFORMATION:
        Item 1.  Financial Statements
                  Unaudited Consolidated Balance Sheet -
                      March 31, 2006 and December 31, 2005                                                    3

                  Unaudited Consolidated Statement of Income -
                      Three months ended March 31, 2006 and 2005                                              4

                  Unaudited Consolidated Statement of Cash Flows -
                      Three months ended March 31, 2006 and 2005                                              5

                  Notes to Unaudited Financial Statements                                                     6

        Item 2.  Management's Discussion and Analysis of Financial Condition and Results of
                    Operations                                                                               13

        Item 3.  Quantitative and Qualitative Disclosures about Market Risk                                  19

        Item 4.  Controls and Procedures                                                                     19

PART II.   OTHER INFORMATION
        Item 6.  Exhibits                                                                                    19



                        PART I. FINANCIAL INFORMATION
                         Item 1. Financial Statements
                   CHEMED CORPORATION AND SUBSIDIARY COMPANIES
                      UNAUDITED CONSOLIDATED BALANCE SHEET
                 (in thousands except share and per share data)


                                                                                                     March 31, December 31,
                                                                                                       2006      2005
                                                                                                     --------- ---------
  ASSETS
      Current assets
           Cash and cash equivalents                                                                 $ 45,668  $ 57,133
           Accounts receivable less allowances of  $9,054      (2005 - $8,413)                         71,864    95,063
           Inventories                                                                                  6,724     6,499
           Current deferred income taxes                                                               27,753    26,691
           Prepaid income taxes                                                                         4,867     9,096
           Prepaid expenses and other current assets                                                    8,867     9,768
                                                                                                     --------- ---------
                             Total current assets                                                     165,743   204,250
      Investments of deferred compensation plans held in trust                                         23,287    21,105
      Other investments                                                                                 1,445     1,445
      Note receivable                                                                                  12,500    12,500
      Properties and equipment, at cost, less accumulated
           depreciation of  $70,043   (2005 - $66,655)                                                 65,179    65,449
      Identifiable intangible assets less accumulated
           amortization of  $10,717   (2005 -  $9,612)                                                 74,254    75,358
      Goodwill                                                                                        433,783   433,756
      Other assets                                                                                     20,406    21,222
                                                                                                     --------- ---------
                              Total Assets                                                           $796,597  $835,085
                                                                                                     ========= =========

  LIABILITIES
      Current liabilities
           Accounts payable                                                                          $ 42,342  $ 43,626
           Current portion of long-term debt                                                              207     1,045
           Income taxes                                                                                 4,948     3,916
           Accrued insurance                                                                           39,254    38,894
           Accrued compensation                                                                        25,443    33,156
           Other current liabilities                                                                   42,454    48,258
                                                                                                     --------- ---------
                             Total current liabilities                                                154,648   168,895
      Deferred income taxes                                                                            22,408    22,304
      Long-term debt                                                                                  194,399   234,058
      Deferred compensation liabilities                                                                22,647    21,275
      Other liabilities                                                                                 3,989     4,378
                                                                                                     --------- ---------
                              Total liabilities                                                       398,091   450,910
                                                                                                     --------- ---------

  STOCKHOLDERS' EQUITY
      Capital stock - authorized 40,000,000 shares $1 par; issued
           28,667,433 shares (2005 - 28,373,872 shares)                                                28,667    28,374
      Paid-in capital                                                                                 244,101   234,910
      Retained earnings                                                                               181,831   171,188
      Treasury stock - 2,507,900 shares (2005 - 2,394,272 shares), at cost                            (58,440)  (52,127)
      Deferred compensation payable in Company stock                                                    2,401     2,379
      Notes receivable for shares sold                                                                    (54)     (549)
                                                                                                     --------- ---------
                              Total Stockholders' Equity                                              398,506   384,175
                                                                                                     --------- ---------
                              Total Liabilities and Stockholders' Equity                             $796,597  $835,085
                                                                                                     ========= =========

            See accompanying notes to unaudited financial statements.

                   CHEMED CORPORATION AND SUBSIDIARY COMPANIES
                   UNAUDITED CONSOLIDATED STATEMENT OF INCOME
                      (in thousands, except per share data)



                                                                                                  Three Months Ended March 31,
                                                                                                  ---------------------------
                                                                                                       2006           2005
                                                                                                     ---------      ---------
  Continuing operations
      Service revenues and sales                                                                     $246,238       $218,637
                                                                                                     ---------      ---------
      Cost of services provided and goods sold
         (excluding depreciation)                                                                     177,897        152,952
      Selling, general and administrative expenses                                                     38,475         37,919
      Depreciation                                                                                      4,148          3,920
      Amortization                                                                                      1,396          1,192
                                                                                                      --------       --------
         Total costs and expenses                                                                     221,916        195,983
                                                                                                     ---------      ---------
         Income from operations                                                                        24,322         22,654
      Interest expense                                                                                 (5,345)        (5,835)
      Loss on extinguishment of debt                                                                     (430)        (3,971)
      Other income--net                                                                                 1,495            727
                                                                                                     ---------      ---------
         Income before income taxes                                                                    20,042         13,575
      Income taxes                                                                                     (7,827)        (5,670)
                                                                                                     ---------      ---------
         Income from continuing operations                                                             12,215          7,905
  Discontinued operations, net of income taxes                                                              -            211
                                                                                                     ---------      ---------
  Net income                                                                                         $ 12,215       $  8,116
                                                                                                     =========      =========


  Earnings Per Share
      Income from continuing operations                                                              $   0.47       $   0.31
                                                                                                     =========      =========
      Net income                                                                                     $   0.47       $   0.32
                                                                                                     =========      =========
      Average number of shares outstanding                                                             26,044         25,152
                                                                                                     =========      =========

  Diluted Earnings Per Share
      Income from continuing operations                                                              $   0.46       $   0.31
                                                                                                     =========      =========
      Net income                                                                                     $   0.46       $   0.31
                                                                                                     =========      =========
      Average number of shares outstanding                                                             26,723         25,910
                                                                                                     =========      =========

  Cash Dividends Per Share                                                                           $   0.06       $   0.06
                                                                                                     =========      =========


            See accompanying notes to unaudited financial statements.

                   CHEMED CORPORATION AND SUBSIDIARY COMPANIES
                 UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (in thousands)

                                                                                                     Three Months Ended
                                                                                                          March 31,
                                                                                                    --------------------
                                                                                                      2006       2005
                                                                                                    --------- ----------
  Cash Flows from Operating Activities
     Net income                                                                                     $ 12,215  $   8,116
     Adjustments to reconcile net income to net cash provided
        (used) by operating activities:
             Depreciation and amortization                                                             5,544      5,112
             Provision for uncollectible accounts receivable                                           2,033      1,530
             Provision for deferred income taxes                                                      (1,242)    (1,892)
             Amortization of debt issuance costs                                                         444        522
             Write off unamortized debt issuance costs                                                   430      2,871
             Noncash long-term incentive compensation                                                      -        948
             Discontinued operations                                                                       -       (211)
             Changes in operating assets and liabilities, excluding
                amounts acquired in business combinations
                  Decrease/(increase) in accounts receivable                                          21,140    (18,747)
                  Decrease/(increase) in inventories                                                    (225)         7
                  Decrease in prepaid expenses and
                     other current assets                                                                901      1,381
                  Decrease in accounts payable and other current liabilities                         (13,207)    (9,808)
                  Increase in income taxes                                                             8,812      7,484
                  Increase in other assets                                                            (1,917)      (882)
                  Increase in other liabilities                                                        1,050        635
             Excess tax benefit on share-based compensation                                           (3,289)         -
             Noncash expense of internally financed ESOPs                                                  -        286
             Other sources/(uses)                                                                         51       (419)
                                                                                                    --------- ----------
                Net cash provided/(used) by continuing operations                                     32,740     (3,067)
                Net cash used by discontinued operations                                                   -     (1,081)
                                                                                                    --------- ----------
                Net cash provided/(used) by operating activities                                      32,740     (4,148)
                                                                                                    --------- ----------
  Cash Flows from Investing Activities
     Capital expenditures                                                                             (3,972)    (6,201)
     Net uses from sale of discontinued operations                                                    (1,684)      (817)
     Business combinations, net of cash acquired                                                        (384)    (4,401)
     Proceeds from sales of property and equipment                                                        65         36
     Other uses                                                                                         (185)      (136)
                                                                                                    --------- ----------
                Net cash used by investing activities                                                 (6,160)   (11,519)
                                                                                                    --------- ----------
  Cash Flows from Financing Activities
     Repayment of long-term debt                                                                     (84,497)  (140,680)
     Net increase in revolving line of credit                                                         44,000          -
     Excess tax benefit on share-based compensation                                                    3,289          -
     Issuance of capital stock, net of costs                                                           2,360      4,208
     Purchases of treasury stock                                                                      (2,318)      (833)
     Dividends paid                                                                                   (1,572)    (1,517)
     Increase in cash overdrafts payable                                                                 786      8,023
     Debt issuance costs                                                                                (150)    (1,555)
     Proceeds from long-term debt                                                                          -     85,000
     Other sources                                                                                        57        130
                                                                                                    --------- ----------
                Net cash provided/(used) by financing activities                                     (38,045)   (47,224)
                                                                                                    --------- ----------
  Decrease in Cash and Cash Equivalents                                                              (11,465)   (62,891)
  Cash and cash equivalents at beginning of year                                                      57,133     71,448
                                                                                                    --------- ----------
  Cash and cash equivalents at end of period                                                        $ 45,668  $   8,557
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

     We have prepared the accompanying unaudited consolidated financial statements of Chemed in accordance with Rule 10-01 of SEC Regulation S-X. Consequently, we have omitted certain disclosures required under generally accepted accounting principles in the United States for complete financial statements. However, in our opinion, the financial statements presented herein contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly our financial position, results of operations and cash flows. These financial statements are prepared on the same basis as and should be read in conjunction with the Consolidated Financial Statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2005. Certain 2005 amounts have been reclassified to conform with current period presentation in the balance sheet and statement of income primarily related to the presentation of stock-based compensation expense and unearned compensation.

2. Stock-Based Compensation
     Effective January 1, 2006, we adopted the provisions of Statement of Financial Accounting Standards No. 123, revised ("SFAS 123(R)") which establishes accounting for stock-based compensation for employees. Under SFAS 123(R), stock-based compensation cost is measured at the grant date, based on the fair value of the award and recognized as expense over the employee's requisite service period. We previously applied Accounting Principles Board Opinion No. 25 and provided the pro-forma disclosures required by Statement of Financial Accounting Standards No. 123. We elected to adopt the modified prospective transition method as provided by SFAS 123(R). Accordingly, we have not restated previously reported financial statement amounts. Other than the reclassifications noted above, there was no material impact on our financial position, results of operations or cash flows as a result of the adoption of SFAS 123(R).

     We provide employees the opportunity to acquire our stock through a number of plans, as follows:

               o We have eight stock incentive plans under which 7,700,000 shares can be issued to key employees through a grant of stock awards and/or options to purchase shares. The Compensation/Incentive Committee ("CIC") of the Board of Directors administers these plans. All options granted under these plans provide for a purchase price equal to the market value of the stock at the date of grant. The latest plan, covering a total of 1,400,000 shares, was adopted in May 2004. The plans are not qualified, restricted or incentive plans under the U.S. Internal Revenue Code. The terms of each plan differ slightly, however, stock options issued under the plans generally have a maximum term of 10 years. Under one plan, adopted in 1999, up to 500,000 shares may be issued to employees who are not our officers or directors.

               o In May 2002, our shareholders approved the adoption of the Executive Long-Term Incentive Plan ("LTIP") covering our officers and key employees. The LTIP is administered by the CIC. During June 2004, the CIC approved guidelines covering the establishment of a pool of 250,000 shares ("2004 LTIP Pool") to be distributed to eligible members of management upon attainment of the following hurdles during the period January 1, 2004 through December 31, 2007:

                    o 88,000 shares if our cumulative pro forma adjusted EBITDA (including the results of VITAS beginning January 1, 2004) reaches $365 million within the four-year period.
                    o 88,000 shares if our stock price reaches the following hurdles during any 30 trading days out of any 60-trading-day period during the four-year period:

                         |X|  22,000 shares for a stock price of $35.00
                         |X| an additional 33,000 shares for a stock price of $38.75
                         |X| an additional 33,000 shares for a stock price of $42.50.

                    o 44,000 shares represent a retention element, subject to a four-year, time-based vesting.

                    o 30,000 shares may be awarded at the discretion of the CIC.

                    See Note 9 below for disclosure related to awards granted under the LTIP.

               o We maintain an Employee Stock Purchase Plan ("ESPP"). The ESPP allows eligible participants to purchase our shares through payroll deductions at current market value. We pay administrative and broker fees associated with the ESPP. Shares purchased for the ESPP are purchased on the open market and credited directly to participants' accounts. In accordance with the provisions of SFAS 123(R), the ESPP is non-compensatory.

     For the three months ended March 31, 2006, we recorded $292,000 in amortization expense in the accompanying statement of income for stock-based compensation expense related to the amortization of restricted stock awards previously granted. There were no capitalized stock-based compensation costs as of March 31, 2006. The pro-forma disclosure as required by SFAS No. 123 for the three months ended March 31, 2005 is as follows:


         Net income, as reported                                   $   8,116
         Add: stock-based compensation expense included in
         net income as reported, net of income taxes                   1,139
         Deduct: total stock-based compensation determined
         under a fair value method, net of income taxes               (2,298)
                                                                   ----------
         Pro-forma net income                                      $   6,957
                                                                   ==========
         Earnings per share:

              As reported                                          $    0.32
                                                                   ==========
              Pro-forma                                            $    0.28
                                                                   ==========
         Diluted earnings per share:

              As reported                                          $    0.31
                                                                   ==========
              Pro-forma                                            $    0.27
                                                                   ==========

     As of March 31, 2006, approximately $3.7 million of total unrecognized compensation costs related to non-vested stock awards are expected to be recognized over a weighted average period of 3.3 years. Reflected in paid-in-capital on the accompanying consolidated balance sheet is $3.7 million and $3.0 million of unearned compensation related to stock awards granted but not vested as of March 31, 2006 and December 31, 2005, respectively.

     The following table summarizes stock option and award activity during the first quarter of 2006:

                                                                     Stock Options                 Stock Awards
                                                              ---------------------------- ------------------------------
                                                                               Weighted                      Weighted
                                                                  Number       Average          Number        Average
                                                                    Of         Exercise           of        Grant-Date
                                                                  Shares        Price           Shares         Price
                                                              ------------- -------------- -------------   -------------

     Stock-based compensation shares:

        Outstanding at January 1, 2006                           1,741,833      $ 23.57         142,445      $   27.10

        Granted                                                          -            -          19,000          52.01

        Exercised/Vested                                          (274,561)       21.38          (5,200)         34.42

        Forfeited                                                        -            -               -              -

        Expired                                                          -            -               -              -
                                                              ------------- -------------- -------------   -------------
        Outstanding at March 31, 2006                            1,467,272      $ 23.98         156,245       $  29.88
                                                              ============= ============== =============   =============
        Vested at March 31, 2006                                 1,467,272      $ 23.98
                                                              ============= ==============

     The weighted average contractual life of outstanding and exercisable options was 6.9 years at March 31, 2006.

     The options outstanding at March 31, 2006, were in the following exercise price ranges:

                                                                               Weighted
                                                                                Average       Aggregate
                                                                Number of       Exercise      Intrinsic
                Exercise Price Range                             Options         Price          Value
     ----------------------------------------------------      -------------  ------------- ---------------
     $16.10 to $21.78                                            1,089,472     $      19.76 $   43,124,000

     $25.39 to $41.55                                              377,800     $      36.17 $    8,755,000

     The total intrinsic value of stock options exercised during the three month periods ended March 31, 2006 and 2005 was $9.4 million and $5.0 million, respectively. The total intrinsic value of stock awards vested during the three month periods ended March 31, 2006 was $288,000. The total cash received from employees as a result of employee stock option exercises for the three month periods ended March 31, 2006 and 2005 was $2.4 million and $4.2 million, respectively. In connection with these exercises, the tax benefits realized for the three months ended March 31, 2006 and 2005 were $3.3 million and $1.8 million, respectively. We settle employee stock options with newly issued shares.

     In connection with the adoption of SFAS 123(R), we reassessed our valuation technique and related assumptions. We estimate the fair value of stock options using the Black-Scholes valuation model, consistent with the provisions of SFAS 123(R), the Securities and Exchange Commission (SEC) Staff Accounting Bulletin No. 107 and our prior period pro forma disclosure of net income including stock-based compensation expense. Key input assumptions used to estimate the fair value of stock options under the Black-Scholes model include the grant price of the option, the expected term, volatility of our stock, the risk-free interest rate and our expected dividend yield. We believe using the Black-Scholes model and the related assumptions are appropriate in estimating the fair value of our stock options granted. Estimates of fair value are not intended to predict actual future events or the value ultimately realized by the employees who receive the options. The ultimate value received by an employee for options granted is not necessarily indicative of the reasonableness of the estimate made by us in accordance with SFAS 123(R).

3. Capital Stock Split
     On March 11, 2005, our Board of Directors approved a 2-for-1 stock split in the form of a 100% stock dividend to shareholders of record at the close of business on April 22, 2005. This stock split was paid May 11, 2005. Under Delaware law, the par value of the capital stock remains $1 per share. Prior period per share data have been restated to retroactively reflect the impact of the stock split on the average number of shares outstanding.

4. Revenue Recognition
     Both the VITAS segment and Roto-Rooter segment recognize service revenues and sales when the earnings process has been completed. Generally, this occurs when services are provided or products are delivered. VITAS recognizes revenue at the estimated realizable amount due from third-party payers. Medicare payments are subject to certain caps, as described further below.

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

     As of March 31, 2006 and December 31, 2005, we had a $2.4 million accrual recorded in current liabilities in the accompanying balance sheet for the Medicare Cap related to the Phoenix facility for the 2005 measurement period. None of VITAS' hospice programs are currently projected to exceed the Medicare Cap for the 2006 measurement period.

5. Segments
     Service revenues and sales and aftertax earnings by business segment are as follows (in thousands):

                                            Three months ended March 31,
                                         -----------------------------------
                                               2006              2005
                                         -----------------  ----------------
     Service Revenues and Sales
     --------------------------
     VITAS                               $         168,374  $        145,990
     Roto-Rooter                                    77,864            72,647
                                         -----------------  ----------------
                         Total           $         246,238  $        218,637
                                         =================  ================

     Aftertax Earnings
     VITAS                               $         10,857   $          9,610
     Roto-Rooter                                    7,201              7,310
                                         ----------------   ----------------
                         Total                     18,058             16,920
     Corporate                                     (5,843)            (9,015)
     Discontinued operations                            -                211
                                         ----------------   ----------------
                         Net income      $         12,215  $           8,116
                                         ================   ================

     Historically, we have allocated stock-based compensation expense to the segment that employs the individual receiving the stock-based compensation. In connection with our adoption of SFAS 123(R), we re-assessed the classification within our business segments of stock-based compensation expense and determined that our chief decision maker analyzes stock-based compensation as a corporate expense. Accordingly, all stock-based compensation expense for 2006 and 2005 has been included as a corporate expense in the chart above.

6. Earnings per Share
     Earnings per share are computed using the weighted average number of shares of capital stock outstanding. Earnings and diluted earnings per share for 2006 and 2005 are computed as follows (in thousands, except per share data):

                                              Income from Continuing Operations                      Net Income
                                          ------------------------------------------ -------------------------------------------
      For the Three Months Ended              Income         Shares        Income        Income         Shares       Income per
              March 31,                    (Numerator)    (Denominator)   per Share   (Numerator)   (Denominator)      Share
     ---------------------------          ------------   --------------   ---------- ------------   --------------  ------------
     2006
        Earnings                         $      12,215        26,044     $      0.47  $    12,215        26,044    $       0.47
                                                                          ==========                                ============
        Dilutive stock options                       -           590                           -            590
        Nonvested stock awards                       -            89                           -             89
                                          ------------   --------------               -----------   -------------
          Diluted earnings               $      12,215        26,723     $      0.46  $   12,215        26,723     $       0.46
                                          ============   ==============  ===========  ===========   =============   ============

     2005
        Earnings                         $       7,905        25,152     $      0.31   $    8,116         25,152   $       0.32
                                                                         ===========                                ============
        Dilutive stock options                       -           706                            -            706
        Nonvested stock awards                       -            52                            -             52
                                          ------------   --------------                ----------   -------------
          Diluted earnings               $       7,905        25,910     $      0.31   $    8,116         25,910   $       0.31
                                          ============   ============== =============  ==========   =============   ============


7. Other Income -- Net
     Other income -- net comprises the following (in thousands):

                                                   Three Months Ended March 31,
                                                 -------------------------------
                                                      2006              2005
                                                 --------------  ---------------
     Interest income                             $          973  $          650
     Market gains on trading investments of
     employee benefit trust                                 493              87
     Loss on disposal of property and equipment             (57)            (29)

     Other - net                                             86              19
                                                 --------------  ---------------
          Total other income                     $        1,495  $          727
                                                 ==============  ===============

8. Other Current Liabilities
     Other current liabilities as of March 31, 2006 and December 31, 2005 consist of the following (in thousands):

                                                       2006            2005
                                                ---------------   --------------
     Accrued legal settlements                           22,858          23,108

     Accrued divestiture expenses                         2,573           3,895

     Other                                               17,023          21,255
                                                ----------------  --------------
          Total other current liabilities       $        42,454   $      48,258
                                                ================  ==============

9. 2002 Executive Long-Term Incentive Plan
     During the first quarter of 2005, the price of our stock exceeded $35 per share for 30 trading days, fulfilling one of the performance targets set forth in the LTIP. On March 11, 2005, the CIC approved a payout of 25,000 shares of capital stock under the LTIP. The pretax expense of this award for continuing operations, including payroll taxes and benefit costs, was $1.1 million ($695,000 aftertax).
     No performance targets under the LTIP were reached in the first quarter of 2006. As such, no payouts were approved or made during the quarter ended March 31, 2006. As of March 31, 2006, no accrual was recorded for awards under the earnings component or the remaining market price component of the LTIP since no awards have been granted.

10. Long-term Debt and Extinguishment of Debt
     On March 31, 2006, we repaid in full our $84.4 million term loan with JPMorgan Chase Bank. The term loan was paid with $40.4 million of cash on hand and the remainder with a draw on our revolving credit facility. At that time, we also amended the $175 million revolving credit facility with JPMorgan Chase Bank to reduce the commitment and annual fees and to reduce the floating interest rate by approximately 50 basis points. The interest rate of the amended revolving credit agreement is LIBOR plus 1.25%. The amended revolving credit facility also includes an "accordion" feature that allows us the opportunity to expand the facility by $50 million. In connection with the repayment of the term loan, we recorded a write-off of unamortized debt issuance costs of $430,000.

     The following is a schedule by year of required long-term debt payments as of March 31, 2006 (in thousands):

     March 2007               $     207

     March 2008                     208

     March 2009                     159

     March 2010                  44,032

     March 2011                 150,000
                             ----------

      Total long-term debt   $  194,606
                             ==========

     We are in compliance with all debt covenants as of March 31, 2006. We have issued $28.3 million in standby letters of credit as of March 31, 2006 mainly for insurance purposes. Issued letters of credit reduce our available credit under the revolving credit agreement. As of March 31, 2006, the Company has approximately $103 million of unused lines of credit available and eligible to be drawn down under its revolving credit facility, excluding the accordion feature.

11. Loans Receivable from Independent Contractors
     The Roto-Rooter segment sublicenses with approximately sixty independent contractors to operate certain plumbing repair and drain cleaning businesses in lesser-populated areas of the United States and Canada. As of March 31, 2006, we had notes receivable from its independent contractors totaling $2.4 million (December 31, 2005-$2.6 million). In most cases these loans are fully or partially secured by equipment owned by the contractor. The interest rates on the loans range from 5% to 8% per annum and the remaining terms of the loans range from two months to 5.4 years at March 31, 2006. During the quarter ended March 31, 2006, we recorded revenues of $5.0 million (2005-$4.6 million) and pretax profits of $2.0 million (2005-$1.7 million) from our independent contractors.

     We have adopted the provisions of Financial Accounting Standards Board ("FASB") Interpretation No. 46R "Consolidation of Variable Interest Entities--an interpretation of Accounting Research Bulletin No. 51 (revised)" ("FIN 46R") relative to our contractual relationships with the independent contractors. FIN 46R requires the primary beneficiary of a Variable Interest Entity ("VIE") to consolidate the accounts of the VIE. We have evaluated our relationships with our independent contractors based upon guidance provided in FIN 46R and have concluded that some of the contractors who have loans payable to us may be VIE's. We believe consolidation, if required, of the accounts of any VIE's for which we might be the primary beneficiary would not materially impact our financial position, results of operations or cash flows.

12. Pension and Retirement Plans
     All of the Company's plans that provide retirement and similar benefits are defined contribution plans. Expenses for the Company's pension and profit-sharing plans, ESOP's, excess benefit plans and other similar plans are $2.4 million and $2.7 million for the three months ended March 31, 2006 and 2005, respectively.

13. Litigation
     We are party to a class action lawsuit filed in the Third Judicial Circuit Court of Madison County, Illinois in June of 2000 by Robert Harris, alleging certain Roto-Rooter plumbing was performed by unlicensed employees. We contest these allegations and believe them without merit. Plaintiff moved for certification of a class of customers in 32 states who allegedly paid for plumbing work performed by unlicensed employees. Plaintiff also moved for partial summary judgment on grounds the licensed apprentice plumber who installed his faucet did not work under the direct personal supervision of a licensed master plumber. On June 19, 2002, the trial judge certified an Illinois-only plaintiffs class and granted summary judgment for the named party Plaintiff on the issue of liability, finding violation of the Illinois Plumbing License Act and the Illinois Consumer Fraud Act through Roto-Rooter's representation of the licensed apprentice as a plumber. The court has not ruled on certification of a class in the remaining 31 states. In December 2004, we reached a resolution of this matter with the Plaintiff. This proposed settlement has been preliminarily approved by the court. We expect the parties to request final approval during 2006. We accrued $3.1 million in 2004 as the anticipated cost of settling this litigation.

     Like other large California employers, our VITAS subsidiary faces allegations of purported class-wide wage and hour violations. It is party to a class action lawsuit filed in the Superior Court of California, Los Angeles County, in April of 2004 by Ann Marie Costa, Ana Jimenez, Mariea Ruteaya and Gracetta Wilson. This case alleges failure to pay overtime wages for hours worked "off the clock" on administrative tasks, including voicemail retrieval, time entry, travel to and from work, and pager response. This case also alleges VITAS failed to provide meal and break periods to a purported class of California nurses, home health aides and licensed clinical social workers. The case also seeks payment of penalties, interest, and Plaintiffs' attorney fees. VITAS contested these allegations.

     Plaintiff moved for class certification, and VITAS opposed this motion. We have reached an agreement with the Plaintiff class in order to avoid the uncertainty of litigation and the diversion of resources and personnel resulting from the litigation. In connection with our acquisition of VITAS in February 2004, we recorded a liability of $2.3 million on VITAS' opening balance sheet for this case. At that time, this represented our best estimate of our exposure in the matter. As a result of the tentative resolution, we recorded a pretax charge of $17.4 million ($10.8 million aftertax) in the fourth quarter of 2005, representing the portion of this settlement not accounted for on Vitas' opening balance sheet. These amounts are inclusive of Plaintiffs' class attorneys' fees and the costs of settlement administration. On April 24, 2006, the court granted preliminary approval of the settlement. The settlement remains subject to final court approval.

     In the normal course of business, we are a party to various claims and legal proceedings. We record a reserve for these matters when an adverse outcome is probable and the amount of the potential liability is reasonably estimable.

14. OIG Investigation
     On April 7, 2005, we announced the Office of Inspector General ("OIG") for the Department of Health and Human Services served VITAS with civil subpoenas relating to VITAS' alleged failure to appropriately bill Medicare and Medicaid for hospice services. As part of this investigation, the OIG selected medical records for 320 past and current patients from VITAS' three largest programs for review. It also sought policies and procedures dating back to 1998 covering admissions, certifications, recertifications and discharges. During the third quarter of 2005, the OIG requested additional information from us. The U.S. Attorney General has since provided us with a copy of a qui tam complaint filed under seal in U.S. District Court for the Southern District of Florida. The complaint and all filings in the qui tam action remain under seal. We are conferring with the U.S. Attorney regarding our defenses to the complaint allegations. The U.S. Attorney has not decided whether to intervene in the qui tam action. We have incurred pretax expense related to complying with OIG requests of $132,000 for the quarter ended March 31, 2006.
     The government continues to investigate the complaint's allegations. We are unable to predict the outcome of this matter or the impact, if any, that the investigation may have on the business, results of operations, liquidity or capital resources. Regardless of outcome, responding to the subpoenas can adversely affect us through defense costs, diversion of our time and related publicity.


15. Related Party Agreement
     In October 2004, VITAS entered into a pharmacy services agreement ("Agreement") with Omnicare, Inc. ("OCR") whereby OCR will provide specified pharmacy services for VITAS and its hospice patients in geographical areas served by both VITAS and OCR. The Agreement has an initial term of three years that renews automatically thereafter for one-year terms. Either party may cancel the Agreement at the end of any term by giving written notice at least 90 days prior to the end of said term. Under the agreement, VITAS made purchases of $6.7 million for the first three months of 2006 and has accounts payable to OCR of $2.0 million at March 31, 2006. Mr. E. L. Hutton is non-executive Chairman and a director of the Company and OCR. Mr. Joel F. Gemunder, President and Chief Executive Officer of OCR, Mr. Charles H. Erhart, Jr. and Ms. Sandra Laney are directors of both OCR and the Company. Mr. Kevin J. McNamara, President, Chief Executive Officer and director of the Company, is a director emeritus of OCR. We believe that the terms of the Agreement are no less favorable to VITAS than we could negotiate with an unrelated party.

16. Cash Overdrafts Payable
     Included in accounts payable at March 31, 2006 are cash overdrafts payable of $8.8 million (December 31, 2005 - $8.0 million).

17. Recent Accounting Statements
     In February 2006, the FASB issued FASB Statement No. 155, "Accounting for Certain Hybrid Financial Instruments", which nullifies and amends various accounting guidance relating to accounting for derivative instruments and securitization transactions. In general, these changes will reduce the operational complexity associated with bifurcating embedded derivatives, and increase the number of beneficial interests in securitization transactions. This statement is effective for all financial instruments acquired or issued after the beginning of our first fiscal year that begins after September 15, 2006. Because we do not have any material derivative instruments or securitization transactions, we believe there will be no material impact on our financial condition, results of operations or cash flows upon adoption.

Item 2. Management's Discussion and Analysis
                of Financial Condition and Results of Operations

Executive Summary
-----------------
     We operate through our two wholly owned subsidiaries, VITAS Healthcare Corporation and Roto-Rooter Group, Inc. VITAS focuses on hospice care that helps make terminally ill patients' final days as comfortable as possible. Through its team of doctors, nurses, home health aides, social workers, clergy and volunteers, VITAS provides direct medical services to patients, as well as spiritual and emotional counseling to both patients and their families. Roto-Rooter's services are focused on providing plumbing and drain cleaning services to both residential and commercial customers. Through its network of company-owned branches, independent contractors and franchisees, Roto-Rooter offers plumbing and drain cleaning service to over 90% of the U.S. population.
     The following is a summary of the key operating results for the three months ended March 31, 2006 and 2005 (in thousands except per share amounts):

                                                         2006           2005
                                                    ------------    ------------
     Consolidated service revenues and sales        $    246,238    $    218,637

     Consolidated income from continuing operations $     12,215    $      7,905

     Diluted EPS from continuing operations         $       0.46    $       0.31

     The increase in consolidated service revenues and sales was driven by a 15% increase at VITAS and a 7% increase at Roto-Rooter. The increase at VITAS was primarily the result of a 10% increase in average daily census (ADC) from the first quarter of 2005 and the October 1, 2005 Medicare reimbursement rate increase of approximately 3%. The increase at Roto-Rooter was driven primarily by a 2% increase in job count combined with an approximate 5% price increase. Consolidated income from continuing operations and diluted EPS from continuing operations increased as a result of the higher service revenues and sales, which allowed us to further leverage our current cost structure. Consolidated income from continuing operations as a percent of service revenues and sales was 5.0% for the three months ended March 31, 2006 versus 3.6% for the same period of 2005.

     Effective January 1, 2006, we adopted the provisions of Statement of Financial Accounting Standards No. 123, revised ("SFAS 123(R)") which establishes accounting for stock-based compensation for employees. Under SFAS 123(R), stock-based compensation cost is measured at the grant date, based on the fair value of the award and recognized as expense over the employee's requisite service period. We previously applied Accounting Principles Board Opinion No. 25 and provided the pro-forma disclosures required by Statement of Financial Accounting Standards No. 123. We elected to adopt the modified prospective transition method as provided by SFAS 123(R). Accordingly, previously reported financial statement amounts have not been restated. We have determined that the Black-Scholes option pricing model to calculate the fair value of our stock options is appropriate in the circumstances. We also used the Black-Scholes model for purposes of the pro-forma disclosures under SFAS 123. There was no material impact on our financial position, results of operations or cash flows as a result of the adoption of SFAS 123(R).

Financial Condition
-------------------
Liquidity and Capital Resources
-------------------------------

     Significant changes in the balance sheet accounts from December 31, 2005 to March 31, 2006 include the following:

     o The $11.4 million decline in cash and cash equivalents from $57.1 million at December 31, 2005 to $45.7 million at March 31, 2006 is primarily attributable to the use of $40 million in cash to repay our $84.4 million term note. The cash used to reduce total long-term debt was partially offset by cash provided by operations.

     o The decrease in accounts receivable from $95.1 million at December 31, 2005 to $71.9 million at March 31, 2006 is due mainly to the timing of payments received from Medicare and reducing the backlog of reimbursements due from Medicare at acquired and new start programs. New start and acquired programs must receive Medicare program certification prior to billing for Medicare eligible services. During 2005, the backlog increased due to multiple new start programs and acquisitions.

     o The reduction in long-term debt from $234.1 million at December 31, 2005 to $194.4 million at March 31, 2006 resulted from repayment of our $84.4 million term loan with JPMorgan Chase in March 2006 partially offset by borrowings on our revolving line of credit to fund a portion of the repayment.

     Net cash provided by continuing operations increased $36.8 million from a use of cash by continuing operations of $4.1 million for the first three months of 2005 to a source of cash of $32.7 million for the first three months of 2006, due primarily to the decrease in accounts receivable described above and the increase in net income.

     We have issued $28.3 million in standby letters of credit as of March 31, 2006 mainly for insurance purposes. Issued letters of credit reduce our available credit under the revolving credit agreement. At March 31, 2006, we had approximately $103 million available lines of credit eligible to be drawn down under our amended credit agreement with JPMorgan Chase, excluding the $50 million accordion feature. Management believes its liquidity and sources of capital are satisfactory for the Company's needs in the foreseeable future.

Commitments and Contingencies
-----------------------------

     Collectively, the terms of our credit agreements provide that we are required to meet various financial covenants, to be tested quarterly. In connection therewith, we are in compliance with all financial and other debt covenants as of March 31, 2006 and anticipate remaining in compliance throughout 2006.

     In connection with the sale of Patient Care in 2002, $5.0 million of the cash purchase price was placed in escrow pending collection of third-party payer receivables on Patient Care's balance sheet at the sale date. To date, $4.2 million has been returned and the remainder is being withheld pending the settlement of certain third-party payer claims. Based on Patient Care's collection history, we believe the significant majority of the disputed amounts will be resolved in Patient Care's favor and most of the withheld escrow will be returned to us. We have a long-term receivable due from Patient Care of $12.5 million. As of March 31, 2006, Patient Care is current on all payments due related to the long-term receivable. We also have current accounts receivable from Patient Care for the post-closing balance sheet valuation and for expenses paid by us after closing on Patient Care's behalf of $4.0 million. We are in litigation with Patient Care over various issues, including the collection of these current amounts. We believe these balances represent valid claims, are fairly stated and are fully collectible; nonetheless, an unfavorable determination by the court could result in the write-off of all or a portion of these balances.

     We are party to a class action lawsuit filed in the Third Judicial Circuit Court of Madison County, Illinois in June of 2000 by Robert Harris, alleging certain Roto-Rooter plumbing was performed by unlicensed employees. We contest these allegations and believe them without merit. Plaintiff moved for certification of a class of customers in 32 states who allegedly paid for plumbing work performed by unlicensed employees. Plaintiff also moved for partial summary judgment on grounds the licensed apprentice plumber who installed his faucet did not work under the direct personal supervision of a licensed master plumber. On June 19, 2002, the trial judge certified an Illinois-only plaintiffs class and granted summary judgment for the named party Plaintiff on the issue of liability, finding violation of the Illinois Plumbing License Act and the Illinois Consumer Fraud Act through Roto-Rooter's representation of the licensed apprentice as a plumber. The court has not ruled on certification of a class in the remaining 31 states. In December 2004, we reached a resolution of this matter with the Plaintiff. This proposed settlement has been preliminarily approved by the court. We expect the parties to request final approval during 2006. We accrued $3.1 million in 2004 as the anticipated cost of settling this litigation.

     Like other large California employers, our VITAS subsidiary faces allegations of purported class-wide wage and hour violations. It is party to a class action lawsuit filed in the Superior Court of California, Los Angeles County, in April of 2004 by Ann Marie Costa, Ana Jimenez, Mariea Ruteaya and Gracetta Wilson. This case alleges failure to pay overtime wages for hours worked "off the clock" on administrative tasks, including voicemail retrieval, time entry, travel to and from work, and pager response. This case also alleges VITAS failed to provide meal and break periods to a purported class of California nurses, home health aides and licensed clinical social workers. The case also seeks payment of penalties, interest, and Plaintiffs' attorney fees. VITAS contested these allegations.

     Plaintiff moved for class certification, and VITAS opposed this motion. We have reached an agreement with the Plaintiff class in order to avoid the uncertainty of litigation and the diversion of resources and personnel resulting from the litigation. In connection with our acquisition of VITAS in February 2004, we recorded a liability of $2.3 million on VITAS' opening balance sheet for this case. At that time, this represented our best estimate of our exposure in the matter. As a result of the tentative resolution, we recorded a pretax charge of $17.4 million ($10.8 million aftertax), representing the portion of this settlement not accounted for on Vitas' opening balance sheet in 2005. These amounts are inclusive of Plaintiffs' class attorneys' fees and the costs of settlement administration. On April 24, 2006, the court granted preliminary approval of the settlement. The settlement remains subject to final court approval.

     On April 7, 2005, we announced the Office of Inspector General ("OIG") for the Department of Health and Human Services served VITAS with civil subpoenas relating to VITAS' alleged failure to appropriately bill Medicare and Medicaid for hospice services. As part of this investigation, the OIG selected medical records for 320 past and current patients from VITAS' three largest programs for review. It also sought policies and procedures dating back to 1998 covering admissions, certifications, recertifications and discharges. During the third quarter of 2005, the OIG requested additional information from us. The U.S. Attorney General has since provided us with a copy of a qui tam complaint filed under seal in U.S. District Court for the Southern District of Florida. The complaint and all filings in the qui tam action remain under seal. We are conferring with the U.S. Attorney regarding our defenses to the complaint allegations. The U.S. Attorney has not decided whether to intervene in the qui tam action. We have incurred pretax expense related to complying with OIG requests of $132,000 for the three months ended March 31, 2006.

     The government continues to investigate the complaint's allegations. We are unable to predict the outcome of this matter or the impact, if any, that the investigation may have on our business, results of operations, liquidity or capital resources. Regardless of outcome, responding to the subpoenas can adversely affect us through defense costs, diversion of our time and related publicity.

Results of Operations
First Quarter 2006 versus First Quarter 2005-Consolidated Results
-----------------------------------------------------------------
     Our service revenues and sales for the first quarter of 2006 increased 12.6% versus revenues for the first quarter of 2005. Of this increase, $22.4 million was attributable to VITAS and $5.2 million was attributable to Roto-Rooter (dollar amounts in thousands):

                                                      Increase/(Decrease)
                                         ---------------------------------------
                                               Amount              Percent
                                         ----------------   --------------------
     VITAS
         Routine Homecare                 $        14,586                 14.5%
         Continuous Care                            5,538                 22.8%
         General Inpatient                          2,260                 10.8%
     Roto-Rooter
         Plumbing                                   1,157                  4.1%
         Drain Cleaning                             3,253                  9.8%
         Other                                        807                  7.3%
                                         ----------------

                     Total                $        27,601                 12.6%
                                         ================

     The increase in VITAS' revenues for the first quarter of 2006 versus the first quarter of 2005 is attributable to increases in ADC of 9.8%, 16.1% and 7.5%, respectively, for routine homecare, continuous care and general inpatient. ADC is a key measure we use to monitor volume growth in our hospice business. Changes in total program admissions and average length of stay for our patients are the main drivers of changes in ADC. The remainder of the revenue increases is due primarily to the annual increase in Medicare reimbursement rates in the fourth quarter of 2005. In excess of 90% of VITAS' revenues for the period were from Medicare and Medicaid.

     The increase in the plumbing revenues for the first quarter of 2006 versus 2005 comprises a 1.3% increase in the number of jobs performed and a 2.8% increase in the average price per job. The increase in drain cleaning revenues for the first quarter of 2006 versus 2005 comprised a 2.3% increase in the number of jobs and a 7.5% increase in the average price per job. The increase in other revenues is attributable primarily to increased revenue from the independent contractor operations.

     The consolidated gross margin was 27.8% in the first quarter of 2006 as compared with 30.0% in the first quarter of 2005. On a segment basis, VITAS' gross margin was 19.6% in the first quarter of 2006 and 21.1% in the first quarter of 2005. The decrease in VITAS' gross margin in 2006 is primarily attributable to an unusual increase in seasonal discharge rates in January and February 2006 coupled with excess patient care capacity. In the hospice care industry, discharge rates in the first quarter are typically higher than at other times during the year. However, the discharge rate in the first quarter of 2006 was higher and took longer to stabilize than expected. The increase in discharge rates, offset by record admissions, caused ADC to grow at a slower pace than anticipated during the quarter. We determined that the increase in the discharge rate was temporary and therefore, did not modify existing staffing levels, which were expanded in late 2005 to accommodate our growing ADC. The combination of these factors led to a decrease in gross margin in January and February 2006. Discharge rates and gross margin returned to more historic levels in March 2006. Roto-Rooter segment's gross margin was 45.5% in the first quarter of 2006 and 48.1% in the first quarter of 2005. The decrease in Roto-Rooter's gross margin in 2006 is primarily attributable to a benefit realized in the first quarter of 2005 of $1.6 million (pretax) related to prior period casualty insurance claims.

     Selling, general and administrative expenses ("SG&A") for the first quarter of 2006 were $38.5 million, an increase of $556,000 (1.5%) versus the first quarter of 2005. The increase is largely due to higher revenues by both segments. The increase is partially offset by lower stock-based compensation costs of $1.1 million related to the first quarter 2005 LTIP payout.

     Income from operations increased $1.6 million from $22.7 million in the first quarter of 2005 to $24.3 million in the first quarter of 2006. The increase is attributable primarily to the rate of SG&A growth being considerably lower than the rate of service revenues and sales growth. The decrease in the consolidated gross margin noted above partially offset the increase.

     Interest expense, substantially all of which is incurred at Corporate, declined from $5.8 million in the first quarter of 2005 to $5.3 million in the first quarter of 2006. This decline is due primarily to the reduction in debt outstanding that occurred in February 2005 when we refinanced a significant portion of our debt.

     Loss on extinguishment of debt decreased from $4.0 million in the first quarter of 2005 to $430,000 in the first quarter of 2006. The 2005 loss on extinguishment relates to the refinancing in February 2005. The loss on extinguishment in 2006 relates to the early repayment of our $84.4 million term loan in March 2006.

     Other income-net increased from $727,000 in the first quarter of 2005 to $1.5 million in the first quarter of 2006. The increase is attributable to higher income from market valuation adjustments and realized gains on trading investments of employee benefit trusts in 2006 versus 2005 and higher interest income. The realized gains and market valuation adjustments are offset by expenses in the SG&A category of the statement of income.

     Our effective income tax rate decreased from 41.8% in the first quarter of 2005 to 39.1% in the first quarter of 2006. The decrease in our effective tax rate relates mainly to certain state income tax planning strategies implemented in 2005 that reduced the overall effective rate by 1.9%.

     Income from continuing operations increased $4.3 million or 54.5% in the first quarter of 2006 as compared to the first quarter of 2005. Net income increased $4.1 million or 50.5% in the first quarter of 2006 as compared to the first quarter of 2005. Income from continuing operations and net income for both periods included the following aftertax special items/adjustments that increased/(reduced) aftertax earnings (in thousands):

                                                  Three Months Ended March 31,
                                              ----------------------------------
                                                     2006            2005
                                              ---------------- -----------------
     Loss on extinguishment of debt           $           (273) $       (2,523)
     Legal expenses of OIG investigation                   (82)              -
     Prior period insurance adjustment                       -           1,014
     LTIP                                                    -            (695)
     Accelerated stock option vesting                        -            (137)
                                              ---------------- -----------------

                                              $           (355)$        (2,341)
                                              ================ =================

First quarter 2006 versus First quarter 2005-Segment Results
------------------------------------------------------------
     The change in aftertax earnings for the first quarter of 2006 versus the first quarter of 2005 is due to (in thousands):

                                           Net Income Increase/(Decrease)
                                        --------------------------------------
                                              Amount             Percent
                                        -------------------- -----------------
     VITAS                              $              1,247              13.0%

     Roto-Rooter                                        (109)             -1.5%

     Corporate                                         3,172              35.2%
     Discontinued operations                            (211)              N.D.
                                        --------------------
                                        $              4,099              50.5%
                                        ====================

     The decrease in Roto-Rooter net income is due to the $1.0 million insurance adjustment recorded in 2005 for prior period claims experience. No such adjustment was recorded in the first quarter of 2006.

     The following chart updates historical unaudited financial and operating data of VITAS, acquired in February 2004 (dollars in thousands, except dollars per patient day):

                                                                                                      First Quarter
                                                                                                 ----------------------
                                                                                                   2006         2005
                                                                                                 ---------    ---------
 OPERATING STATISTICS
    Net revenue
             Homecare                                                                            $115,458     $100,872
             Inpatient                                                                             23,107       20,847
             Continuous care                                                                       29,809       24,271
                                                                                                 ---------    ---------
                Total                                                                            $168,374  (a)$145,990
                                                                                                 =========    =========
    Net revenue as a percent of total
             Homecare                                                                                68.6    %    69.1 %
             Inpatient                                                                               13.7         14.3
             Continuous care                                                                         17.7         16.6
                                                                                                  ------------ ---------
                Total                                                                               100.0    %   100.0 %
                                                                                                  ============ =========
    Average daily census ("ADC") (days)
             Homecare                                                                               6,112        5,428
             Nursing home                                                                           3,366        3,201
                                                                                                  --------     --------
                Routine homecare                                                                    9,478        8,629
             Inpatient                                                                                432          402
             Continuous care                                                                          570          492
                                                                                                  --------     --------
                Total                                                                              10,480        9,523
                                                                                                  ========     ========

    Total Admissions                                                                               13,896       12,948
    Total Discharges                                                                               13,411       12,588
    Average length of stay (days)                                                                    72.4         66.2
    Median length of stay (days)                                                                     12.0         11.0
    ADC by major diagnosis
             Neurological                                                                            33.1    %    31.7 %
             Cancer                                                                                  20.5         21.5
             Cardio                                                                                  14.8         15.3
             Respiratory                                                                              7.1          7.1
             Other                                                                                   24.5         24.4
                                                                                                  ------------ ---------
             Total                                                                                  100.0    %   100.0 %
                                                                                                  ============ =========
    Admissions by major diagnosis
             Neurological                                                                            20.5    %    19.7 %
             Cancer                                                                                  33.7         34.3
             Cardio                                                                                  13.8         14.0
             Respiratory                                                                              7.9          8.4
             Other                                                                                   24.1         23.6
                                                                                                  ------------ ---------
             Total                                                                                  100.0    %   100.0 %
                                                                                                  ============ =========
    Direct patient care margins (b)
             Routine homecare                                                                        47.5    %    49.9 %
             Inpatient                                                                               23.1         22.9
             Continuous care                                                                         18.3         17.5
    Homecare margin drivers
       (dollars per patient day)
             Labor costs                                                                         $  51.25     $  45.71
             Drug costs                                                                              7.43         7.48
             Home medical equipment                                                                  5.56         5.47
             Medical supplies                                                                        2.14         2.15
    Inpatient margin drivers
       (dollars per patient day)
             Labor costs                                                                         $ 246.67     $ 238.31
    Continuous care margin drivers
       (dollars per patient day)
             Labor costs                                                                         $ 454.53     $ 433.18
    Bad debt expense as a percent of revenues                                                         0.9    %     0.9 %
     Accounts receivable --
      days of revenue outstanding                                                                    39.4         39.5

--------------------------------------------------------------------------------

     (a) VITAS has five large (greater than 450 ADC), 15 medium (greater than 200 but less than 450 ADC) and 20 small (less than 200 ADC) hospice programs. There are no programs that have an estimated Medicare Cap cushion of less than 10% for the 2006 measurement period.



     (b)  Amounts exclude indirect patient care and administrative costs.

Recent Accounting Statements
----------------------------
     In February 2006, the FASB issued FASB Statement No. 155, "Accounting for Certain Hybrid Financial Instruments", which nullifies and amends various accounting guidance relating to accounting for derivative instruments and securitization transactions. In general, these changes will reduce the operational complexity associated with bifurcating embedded derivatives, and increase the number of beneficial interests in securitization transactions. This statement is effective for all financial instruments acquired or issued after the beginning of our first fiscal year that begins after September 15, 2006. Because we do not have any material derivative instruments or securitization transactions, we believe there will be no material impact on our financial condition, results of operations or cash flows upon adoption.

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995
--------------------------------------------------------------------------------
Regarding Forward-Looking Information
-------------------------------------
     In addition to historical information, this report contains forward-looking statements and performance trends that are based upon assumptions subject to certain known and unknown risks, uncertainties, contingencies and other factors. Variances in any or all of the risks, uncertainties, contingencies, and other factors from our assumptions could cause actual results to differ materially from these forward-looking statements and trends. Our ability to deal with the unknown outcomes of these events, many of which are beyond our control, may affect the reliability of projections and other financial matters.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
     Our primary market risk exposure relates to interest rate risk exposure through variable interest rate borrowings. At March 31, 2006, we had a total of $44 million of variable rate debt outstanding. Should the interest rate on this debt increase 100 basis points, our annual interest expense would increase $440,000. The quoted market value of our 8.75% fixed rate senior notes on March 31, 2006 is $159.8 million (carrying value is $150 million). We estimate that the fair value of the remainder of our long-term debt approximates its book value at March 31, 2006.

Item 4. Controls and Procedures
     We carried out an evaluation, under the supervision of our President and Chief Executive Officer and with the participation of the Vice President and Chief Financial Officer and the Vice President and Controller, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the President and Chief Executive Officer, Vice President and Chief Financial Officer and Vice President and Controller have concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report. There has been no change in our internal control over financial reporting that occurred during the quarter covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION
Item 6.  Exhibits

             Exhibit No.                               Description
           ----------------  ---------------------------------------------------
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


                                                             Chemed Corporation
                                                  -----------------------------------------
                                                                (Registrant)


     Dated:           May 9, 2006             By:            Kevin J. McNamara
               ---------------------------        -----------------------------------------
                                                             Kevin J. McNamara
                                                  (President and Chief Executive Officer)


     Dated:           May 9, 2006             By:            David P. Williams
               ---------------------------        -----------------------------------------
                                                             David P. Williams
                                                     (Vice President and Chief Financial
                                                                Officer)


     Dated:           May 9, 2006             By:          Arthur V. Tucker, Jr.
               ---------------------------        -----------------------------------------
                                                           Arthur V. Tucker, Jr.
                                                       (Vice President and Controller)