Form 10-Q
period 2006-06-30
CHEMED CORP
filed 2006-08-09
CIK 19584

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

(Mark One)


    X      Quarterly Report Under Section 13 or 15 (d) of the Securities
---------- Exchange Act of 1934 For the Quarterly Period Ended June 30, 2006

           Transition Report Pursuant to Section 13 or 15(d) of the Securities ---------- Exchange Act of 1934

                         Commission File Number: 1-8351

                               CHEMED CORPORATION
             (Exact name of registrant as specified in its charter)

        Delaware                                        31-0791746
 (State or other jurisdiction                  (IRS Employer Identification No.)
of incorporation or organization)


2600 Chemed Center, 255 E. Fifth Street, Cincinnati, Ohio              45202
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

       Yes           X         No
                  -------           -------

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Large accelerated filer  X   Accelerated filer        Non-accelerated filer
                        ---                     ---                         ---

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

       Yes                     No      X
                  -------           -------


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class                        Amount                                      Date

Capital Stock                26,251,757 Shares                   June 30, 2006
$1 Par Value


================================================================================

                             CHEMED CORPORATION AND
                              SUBSIDIARY COMPANIES


                                      Index

                                                                                                          Page No.
PART I.    FINANCIAL INFORMATION:                                                                         --------
        Item 1.  Financial Statements
                  Unaudited Consolidated Balance Sheet -
                      June 30, 2006 and December 31, 2005                                                     3

                  Unaudited Consolidated Statement of Income -
                      Three and six months ended June 30, 2006 and 2005                                       4

                  Unaudited Consolidated Statement of Cash Flows -
                      Six months ended June 30, 2006 and 2005                                                 5

                  Notes to Unaudited Financial Statements                                                     6

        Item 2.  Management's Discussion and Analysis of Financial Condition and Results of
                    Operations                                                                               15

        Item 3.  Quantitative and Qualitative Disclosures about Market Risk                                  23

        Item 4.  Controls and Procedures                                                                     23

PART II.   OTHER INFORMATION
        Item 4.  Submission of matters to a vote of security holders                                         23

        Item 6.  Exhibits                                                                                    24


                          PART I. FINANCIAL INFORMATION
                          Item 1. Financial Statements


                   CHEMED CORPORATION AND SUBSIDIARY COMPANIES
                      UNAUDITED CONSOLIDATED BALANCE SHEET
                 (in thousands except share and per share data)

                                                                                                      June 30,  December 31,
                                                                                                        2006        2005
                                                                                                     ---------  ------------
 ASSETS
     Current assets
       Cash and cash equivalents                                                                     $  6,816   $     57,133
       Accounts receivable less allowances of                            $9,552
                               (2005 -  $8,413)                                                        94,833         95,063
       Inventories                                                                                      6,210          6,499
       Current deferred income taxes                                                                   21,871         26,691
       Prepaid income taxes                                                                            12,709          9,096
       Prepaid expenses and other current assets                                                        9,255          9,768
                                                                                                     ---------  ------------
                 Total current assets                                                                 151,694        204,250
     Investments of deferred compensation plans held in trust                                          23,731         21,105
     Other investments                                                                                  1,445          1,445
     Note receivable                                                                                   12,500         12,500
     Properties and equipment, at cost, less accumulated
       depreciation of                                $72,928   (2005 - $66,655)                       66,474         65,449
     Identifiable intangible assets less accumulated
       amortization of                                $11,822   (2005 -  $9,612)                       73,150         75,358
     Goodwill                                                                                         433,877        433,756
     Other assets                                                                                      20,692         21,222
                                                                                                     ---------  ------------
                   Total Assets                                                                      $783,563   $    835,085
                                                                                                     =========  ============

 LIABILITIES
     Current liabilities
       Accounts payable                                                                              $ 48,591   $     43,626
       Current portion of long-term debt                                                                  207          1,045
       Income taxes                                                                                     4,172          3,916
       Accrued insurance                                                                               40,049         38,894
       Accrued compensation                                                                            28,071         33,156
       Other current liabilities                                                                       30,914         48,258
                                                                                                     ---------  ------------
                 Total current liabilities                                                            152,004        168,895
     Deferred income taxes                                                                             22,829         22,304
     Long-term debt                                                                                   169,397        234,058
     Deferred compensation liabilities                                                                 23,503         21,275
     Other liabilities                                                                                  3,441          4,378
                                                                                                     ---------  ------------
                   Total Liabilities                                                                  371,174        450,910
                                                                                                     ---------  ------------

 STOCKHOLDERS' EQUITY
     Capital stock - authorized 80,000,000 shares $1 par; issued
       28,812,033 shares (2005 - 28,373,872 shares)                                                    28,812         28,374
     Paid-in capital                                                                                  249,460        234,910
     Retained earnings                                                                                193,089        171,188
     Treasury stock - 2,560,276 shares (2005 - 2,394,272 shares), at cost                             (61,340)       (52,127)
     Deferred compensation payable in Company stock                                                     2,422          2,379
     Notes receivable for shares sold                                                                     (54)          (549)
                                                                                                     ---------  ------------
                   Total Stockholders' Equity                                                         412,389        384,175
                                                                                                     ---------  ------------
                   Total Liabilities and Stockholders' Equity                                        $783,563   $    835,085
                                                                                                     =========  ============


                     See accompanying notes to unaudited financial statements.

                   CHEMED CORPORATION AND SUBSIDIARY COMPANIES
                   UNAUDITED CONSOLIDATED STATEMENT OF INCOME
                      (in thousands, except per share data)

                                       Three Months Ended June 30,   Six Months Ended June 30,
                                       ---------------------------  --------------------------
                                          2006           2005          2006          2005
                                       ------------  -------------  -----------  -------------
 Continuing operations
    Service revenues and sales          $  249,783     $  226,309    $ 496,021    $   444,946
                                       ------------  -------------  -----------  -------------
    Cost of services provided and
     goods sold
       (excluding depreciation)            180,925        161,120      358,822        314,072
    Selling, general and
     administrative expenses                38,644         37,968       77,119         75,887
    Depreciation                             4,117          3,928        8,265          7,848
    Amortization                             1,417          1,231        2,813          2,423
                                       ------------  -------------  -----------  -------------
       Total costs and expenses            225,103        204,247      447,019        400,230
                                       ------------  -------------  -----------  -------------
       Income from operations               24,680         22,062       49,002         44,716
    Interest expense                        (4,300)        (5,039)      (9,645)       (10,874)
    Loss on extinguishment of debt               -              -         (430)        (3,971)
    Other income--net                          524            600        2,019          1,327
                                       ------------  -------------  -----------  -------------
       Income before income taxes           20,904         17,623       40,946         31,198
    Income taxes                            (8,062)        (6,512)     (15,889)       (12,182)
                                       ------------  -------------  -----------  -------------
       Income from continuing
        operations                          12,842         11,111       25,057         19,016
 Discontinued operations, net of
  income taxes                                   -         (2,226)           -         (2,015)
                                       ------------  -------------  -----------  -------------
 Net income                             $   12,842     $    8,885    $  25,057    $    17,001
                                       ============  =============  ===========  =============


 Earnings Per Share
    Income from continuing operations   $     0.49     $     0.44    $    0.96    $      0.75
                                       ============  =============  ===========  =============
    Net income                          $     0.49     $     0.35    $    0.96    $      0.67
                                       ============  =============  ===========  =============
    Average number of shares
     outstanding                            26,201         25,489       26,123         25,319
                                       ============  =============  ===========  =============

 Diluted Earnings Per Share
    Income from continuing operations   $     0.48     $     0.42    $    0.93    $      0.73
                                       ============  =============  ===========  =============
    Net income                          $     0.48     $     0.34    $    0.93    $      0.65
                                       ============  =============  ===========  =============
    Average number of shares
     outstanding                            26,846         26,214       26,815         26,059
                                       ============  =============  ===========  =============

 Cash Dividends Per Share               $     0.06     $     0.06    $    0.12    $      0.12
                                       ============  =============  ===========  =============




            See accompanying notes to unaudited financial statements.

                   CHEMED CORPORATION AND SUBSIDIARY COMPANIES
                 UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (in thousands)

                                                                   Six Months Ended
                                                                       June 30,
                                                             ----------------------------
                                                                 2006           2005
                                                             -------------  -------------
 Cash Flows from Operating Activities
   Net income                                                 $    25,057    $    17,001
   Adjustments to reconcile net income to net cash
    provided by operating activities:
       Depreciation and amortization                               11,078         10,271
       Provision for uncollectible accounts receivable              4,005          3,343
       Provision for deferred income taxes                          4,001         (2,206)
       Amortization of debt issuance costs                            882            962
       Write off of unamortized debt issuance costs                   430          2,871
       Noncash long-term incentive compensation                         -          2,574
       Discontinued operations                                          -          2,015
       Changes in operating assets and liabilities,
        excluding amounts acquired in business combinations
              Increase in accounts receivable                      (3,828)       (23,653)
              Decrease/(increase) in inventories                      289           (290)
              Decrease in prepaid expenses and
                other current assets                                  513            343
              Decrease in accounts payable and other
               current liabilities                                (15,949)        (2,673)
              Increase in income taxes                              2,189          7,859
              Increase in other assets                             (2,892)        (1,328)
              Decrease in other liabilities                         1,972            390
       Excess tax benefit on share-based compensation              (4,941)             -
       Noncash expense of internally financed ESOPs                     -            572
       Other sources                                                  679            676
                                                             -------------  -------------
         Net cash provided by continuing operations                23,485         18,727
         Net cash used by discontinued operations                       -         (1,559)
                                                             -------------  -------------
         Net cash provided by operating activities                 23,485         17,168
                                                             -------------  -------------
 Cash Flows from Investing Activities
   Capital expenditures                                            (9,474)       (11,455)
   Net uses from the sale of discontinued operations               (2,990)        (5,478)
   Business combinations, net of cash acquired                       (814)        (5,495)
   Proceeds from sales of property and equipment                      161             96
   Other uses                                                        (358)          (107)
                                                             -------------  -------------
         Net cash used by investing activities                    (13,475)       (22,439)
                                                             -------------  -------------
 Cash Flows from Financing Activities
   Repayment of long-term debt                                    (84,499)      (140,978)
   Net increase in revolving line of credit                        19,000              -
   Excess tax benefit on share-based compensation                   4,941              -
   Issuance of capital stock, net of costs                          3,849          8,766
   Purchases of treasury stock                                     (3,992)        (3,574)
   Dividends paid                                                  (3,156)        (3,060)
   Increase in cash overdrafts payable                              3,397          7,347
   Debt issuance costs                                               (154)        (1,755)
   Proceeds from long-term debt                                         -         85,000
   Other sources/(uses)                                               287            (53)
                                                             -------------  -------------
         Net cash used by financing activities                    (60,327)       (48,307)
                                                             -------------  -------------
 Decrease in Cash and Cash Equivalents                            (50,317)       (53,578)
 Cash and cash equivalents at beginning of year                    57,133         71,448
                                                             -------------  -------------
 Cash and cash equivalents at end of period                   $     6,816    $    17,870
                                                             =============  =============

            See accompanying notes to unaudited financial statements.

                   CHEMED CORPORATION AND SUBSIDIARY COMPANIES
                     Notes to Unaudited Financial Statements

1. Basis of Presentation
           As used herein, the terms "We," "Company" and "Chemed" refer to Chemed Corporation or Chemed Corporation and its consolidated subsidiaries.

           We have prepared the accompanying unaudited consolidated financial statements of Chemed in accordance with Rule 10-01 of SEC Regulation S-X. Consequently, we have omitted certain disclosures required under generally accepted accounting principles in the United States for complete financial statements. However, in our opinion, the financial statements presented herein contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly our financial position, results of operations and cash flows. These financial statements are prepared on the same basis as and should be read in conjunction with the Consolidated Financial Statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2005. Certain 2005 amounts have been reclassified to conform with current period presentation in the balance sheet and statements of income and cash flows primarily related to the adoption of SFAS 123(R).

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

           We provide employees the opportunity to acquire our stock through a number of plans, as follows:

     o We have nine stock incentive plans under which 10,700,000 shares can be issued to key employees through a grant of stock awards and/or options to purchase shares. The Compensation/Incentive Committee ("CIC") of the Board of Directors administers these plans. All options granted under these plans provide for a purchase price equal to the market value of the stock at the date of grant. The latest plan, covering a total of 3,000,000 shares, was adopted in May 2006. The plans are not qualified, restricted or incentive plans under the U.S. Internal Revenue Code. The terms of each plan differ slightly, however, stock options issued under the plans generally have a maximum term of 10 years. Under one plan, adopted in 1999, up to 500,000 shares may be issued to employees who are not our officers or directors.

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

          o 88,000 shares if our stock price reaches the following hurdles during any 30 trading days out of any 60-trading-day period during the four-year period:

                                Stock Price         Shares to be
                                  Hurdle               Issued
                             ------------------  -------------------

                             $          35.00           22,000
                             $          38.75           33,000
                             $          42.50           33,000
                                                 -------------------
                                                        88,000
                                                 ===================

          o 44,000 shares represent a retention element, subject to a four-year, time-based vesting.

          o 30,000 shares may be awarded at the discretion of the CIC. Through June 30, 2006, 18,000 shares have been issued from the discretionary pool.

          The 88,000 shares, which were tied to stock price hurdles, were issued during the year ended December 31, 2005. On May 15, 2006, the CIC approved additional price hurdles and associated shares to be issued under the LTIP pursuant to the 2006 stock incentive plan, as follows:

                                Stock Price         Shares to be
                                  Hurdle               Issued
                             ------------------  -------------------

                             $          62.00           20,000
                             $          68.00           30,000
                             $          75.00           30,000
                                                 -------------------
                                                        80,000
                                                 ===================

          The stock price hurdles must be achieved during 30 trading days out of any 60 trading day period during the three years ending May 15, 2009. See Note 9 below for disclosure related to awards granted under the LTIP.

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

         For the three and six months ended June 30, 2006, we recorded $313,000 and $605,000, respectively, in amortization expense in the accompanying statement of income for stock-based compensation expense related to the amortization of restricted stock awards previously granted. For the three and six months ended June 30, 2006, we recorded $18,000 in selling, general and administrative expenses for stock-based compensation expense related to stock options granted during the quarter. There were no capitalized stock-based compensation costs as of June 30, 2006. The pro-forma disclosure as required by SFAS No. 123 for the three and six months ended June 30, 2005 is as follows:

                                                                       Three           Six
                                                                       Months         Months
                                                                   --------------  -------------
         Net income, as reported                                    $     8,885    $     17,001
         Add: stock-based compensation expense included in
         net income as reported, net of income taxes                      1,349           2,488

         Deduct: total stock-based compensation determined
         under a fair value method, net of income taxes                  (4,016)         (6,314)
                                                                   --------------  -------------
         Pro-forma net income                                       $     6,218    $     13,175
                                                                   ==============  =============
         Earnings per share:
              As reported                                           $      0.35    $       0.67
                                                                   ==============  =============
              Pro-forma                                             $      0.24    $       0.52
                                                                   ==============  =============
         Diluted earnings per share:
              As reported                                           $      0.34    $       0.65
                                                                   ==============  =============
              Pro-forma                                             $      0.24    $       0.51
                                                                   ==============  =============

         As of June 30, 2006, approximately $3.4 million of total unrecognized compensation costs related to non-vested stock awards are expected to be recognized over a weighted average period of 3.0 years. As of June 30, 2006, approximately $6.6 million of total unrecognized compensation costs related to non-vested stock options are expected to be recognized over a weighted average period of 3.0 years.

         The following table summarizes stock option and award activity during the first six months of 2006:

                                                                          Stock Options                 Stock Awards
                                                                   ---------------------------- ------------------------------
                                                                                    Weighted                      Weighted
                                                                       Number       Average         Number         Average
                                                                         of         Exercise          of         Grant-Date
                                                                       Shares        Price          Shares          Price
                                                                   ---------------------------- ------------------------------
          Stock-based compensation shares:
             Outstanding at January 1, 2006                           1,741,833    $    23.57       142,445      $   27.10
             Granted                                                    370,450         51.76        29,600          53.17
             Exercised/Vested                                          (408,561)        20.99       (25,695)         39.69
                                                                   ---------------              ----------------
             Outstanding at June 30, 2006                             1,703,722    $    30.32       146,350      $   30.16
                                                                   =============== ============ ================ =============
             Vested at June 30, 2006                                  1,333,272    $    24.36
                                                                   =============== ============

         The weighted average contractual life of outstanding and exercisable options was 7.0 years at June 30, 2006. The options outstanding at June
         30, 2006, were in the following exercise price ranges:

                        Exercise Price Range                                        Weighted
                                                                                    Average       Aggregate
                                                                     Number of      Exercise      Intrinsic
                                                                     Options         Price          Value
         ----------------------------------------------------      -------------  ------------- ---------------
         $16.10 to $30.32                                            1,023,872     $    20.21    $   35,696,478
         $30.33 to $51.76                                              679,850     $    45.54    $    6,479,174

         The total intrinsic value of stock options exercised during the six month periods ended June 30, 2006 and 2005 was $14.1 million and $18.3 million, respectively. The total intrinsic value of stock awards vested during the six month period ended June 30, 2006 was $1.4 million. The total cash received from employees as a result of employee stock option exercises for the six month periods ended June 30, 2006 and 2005 was $3.8 million and $8.8 million, respectively. In connection with these exercises, the tax benefits realized for the six months ended June 30, 2006 and 2005 were $4.9 million and $5.9 million, respectively. We settle employee stock options with newly issued shares.

         In connection with the adoption of SFAS 123(R) on January 1, 2006, we reassessed our valuation technique and related assumptions. We estimate the fair value of stock options using the Black-Scholes valuation model, consistent with the provisions of SFAS 123(R), the Securities and Exchange Commission (SEC) Staff Accounting Bulletin No. 107 and our prior period pro forma disclosure of net income including stock-based compensation expense. We granted 370,450 stock options on June 28, 2006 pursuant to the 2006 Stock Incentive Plan. For purposes of determining the key assumptions and the related fair value of the options granted, we analyzed the participants of the LTIP separately from the other stock option recipients. Key input assumptions used to estimate the fair value of stock options granted on June 28, 2006 are as follows:

                                                   LTIP
                                               Participants     All Others
                                              ---------------  --------------
         Stock price on date of issuance      $     51.76      $     51.76
         Grant date fair value per share      $     18.95      $     16.47
         Number of options granted                262,750          107,700
         Expected term (years)                        6.0              4.5
         Risk free rate of return                    5.21%            5.19%
         Volatility                                  28.0%            28.9%
         Dividend yield                               0.5%             0.5%
         Forfeiture rate                                -%            10.0%

         Volatility was determined using our historical stock price tracked over a period equal to the expected term of the option. We believe using the Black-Scholes model and the related assumptions are appropriate in estimating the fair value of our stock options granted. Estimates of fair value are not intended to predict actual future events or the value ultimately realized by the option recipient. The ultimate value received by an employee for options granted is not necessarily indicative of the reasonableness of the estimate made by us in accordance with SFAS 123(R).

3. Capital Stock
         On May 15, 2006, our shareholders approved an amendment to our Certificate of Incorporation increasing the number of authorized shares of capital stock from 40 million shares to 80 million shares.

         On March 11, 2005, our Board of Directors approved a 2-for-1 stock split in the form of a 100% stock dividend to shareholders of record at the close of business on April 22, 2005. This stock split was paid May 11, 2005. Under Delaware law, the par value of the capital stock remains $1 per share.

4. Revenue Recognition
         Both the VITAS segment and Roto-Rooter segment recognize service revenues and sales when the earnings process has been completed. Generally, this occurs when services are provided or products are delivered. VITAS recognizes revenue at the estimated realizable amount due from third-party payers. Medicare billings are subject to certain caps, as described further below.

         We actively monitor each of our hospice programs, by provider number, as to their specific admission, discharge rate and median length of stay data in an attempt to determine whether revenues are likely to exceed the annual per-beneficiary Medicare cap ("Medicare Cap"). Should we determine that revenues for a program are likely to exceed the Medicare Cap based on projected trends, we attempt to institute corrective action to influence the patient mix or to increase patient admissions. However, should we project our corrective action will not prevent that program from exceeding its Medicare Cap, we estimate the amount of revenue recognized during the period that will require repayment to the US Federal government under the Medicare Cap and record the amount as a reduction to patient revenue.

         During the second quarter of 2006, we recorded a pretax charge of $2.3 million for Medicare Cap for the 2006 measurement period. The charge is the result of two programs reaching the Medicare Cap revenue limitation during the second quarter of 2006. We believe the range of exposure for the fiscal year ended December 31, 2006 is between $4.0 million and $6.1 million. The range includes amounts for Medicare Cap limitations at three of our programs. As of June 30, 2006 and December 31, 2005, respectively, we had $4.7 million and $2.4 million accrued in current liabilities in the accompanying balance sheet for the Medicare Cap.

5. Segments
         Service revenues and sales and aftertax earnings by business segment are as follows (in thousands):

                            Three months ended June 30,   Six months ended June 30,
                            ---------------------------- ----------------------------
                                2006          2005          2006           2005
                            ------------- -------------- ------------ ---------------
 Service Revenues and Sales
----------------------------
VITAS                           $172,242       $153,748     $340,616        $299,738
Roto-Rooter                       77,541         72,561      155,405         145,208
                            ------------- -------------- ------------ ---------------
            Total               $249,783       $226,309     $496,021        $444,946
                            ============= ============== ============ ===============

Aftertax Earnings
----------------------------
VITAS                            $11,399        $10,603      $22,256         $20,213
Roto-Rooter                        7,003          5,875       14,204          13,185
                            ------------- -------------- ------------ ---------------
            Total                 18,402         16,478       36,460          33,398
Corporate                         (5,560)        (5,367)     (11,403)        (14,382)
Discontinued operations                -         (2,226)           -          (2,015)
                            ------------- -------------- ------------ ---------------
            Net income           $12,842         $8,885      $25,057         $17,001
                            ============= ============== ============ ===============

         Historically, we have allocated stock-based compensation expense to the segment that employs the recipient of the stock-based compensation. In connection with our adoption of SFAS 123(R), we re-assessed the classification within our business segments of stock-based compensation expense and determined that our chief decision maker analyzes stock-based compensation as a corporate expense. Accordingly, all stock-based compensation expense for 2006 and 2005 has been included as a corporate expense in the chart above.

6. Earnings per Share
        Earnings per share are computed using the weighted average number of shares of capital stock outstanding. Earnings and diluted earnings per share for 2006 and 2005 are computed as follows (in thousands, except per share data):

                                 Income from Continuing
                                        Operations                       Net Income
                             -------------------------------- ---------------------------------
                                                     Earnings                         Earnings
For the Three Months Ended                             per                               per
          June 30,             Income      Shares      Share    Income      Shares      Share
---------------------------- ---------- ------------ -------- ---------- ------------ ---------
2006
 Earnings                      $12,842       26,201    $0.49    $12,842       26,201     $0.49
                                                     ========                         =========
 Dilutive stock options              -          558                   -          558
 Nonvested stock awards              -           87                   -           87
                             ---------- ------------          ---------- ------------
      Diluted earnings         $12,842       26,846    $0.48    $12,842       26,846     $0.48
                             ========== ============ ======== ========== ============ =========

2005
 Earnings                      $11,111       25,489    $0.44     $8,885       25,489     $0.35
                                                     ========                         =========
 Dilutive stock options              -          627                   -          627
 Impact of LTIP shares
  issued                             -           35                   -           35
 Nonvested stock awards              -           63                   -           63
                             ---------- ------------          ---------- ------------
      Diluted earnings         $11,111       26,214    $0.42     $8,885       26,214     $0.34
                             ========== ============ ======== ========== ============ =========


                                 Income from Continuing
                                        Operations                       Net Income
                             -------------------------------- ---------------------------------
                                                     Earnings                         Earnings
For the Six Months Ended                               per                               per
             June 30,          Income      Shares      Share    Income      Shares      Share
---------------------------- ---------- ------------ -------- ---------- ------------ ---------
2006
 Earnings                      $25,057       26,123    $0.96    $25,057       26,123     $0.96
                                                     ========                         =========
 Dilutive stock options              -          604                   -          604
 Nonvested stock awards              -           88                   -           88
                             ---------- ------------          ---------- ------------
      Diluted earnings         $25,057       26,815    $0.93    $25,057       26,815     $0.93
                             ========== ============ ======== ========== ============ =========

2005
 Earnings                      $19,016       25,319    $0.75    $17,001       25,319     $0.67
                                                     ========                         =========
 Dilutive stock options              -          665                   -          665
 Impact of LTIP shares
  issued                             -           17                   -           17
 Nonvested stock awards              -           58                   -           58
                             ---------- ------------          ---------- ------------
      Diluted earnings         $19,016       26,059    $0.73    $17,001       26,059     $0.65
                             ========== ============ ======== ========== ============ =========

7.    Other Income -- Net
        Other income -- net comprises the following (in thousands):

                                        Three Months Ended June 30,  Six Months Ended June 30,
                                        ---------------------------  -------------------------
                                              2006         2005          2006         2005
                                        -------------- ------------  ------------ ------------
Interest income                                  $578         $263        $1,551         $913
(Loss)/gain on trading investments of
 employee benefit trust                            (8)         327           485          414
(Loss)/gain on disposal of property and
 equipment                                          2           10           (55)         (19)
Other - net                                       (48)           -            38           19
                                        -------------- ------------  ------------ ------------
     Total other income                          $524         $600        $2,019       $1,327
                                        ============== ============  ============ ============


8.   Other Current Liabilities
        Other current liabilities as of June 30, 2006 and December 31, 2005 consist of the following (in thousands):

                                       2006           2005
                                    ------------   ------------
Accrued legal settlements                $7,884        $23,108
Accrued divestiture expenses              1,945          3,895
Accrued Medicare Cap estimate             4,750          2,410
Other                                    16,335         18,845
                                    ------------   ------------
     Total other current
      liabilities
                                        $30,914        $48,258
                                    ============   ============


9.   2002 Executive Long-Term Incentive Plan
        No performance targets under the LTIP were reached in the three or six months ended June 30, 2006. As of June 30, 2006, no accrual was recorded for awards under the earnings component or the remaining market price component of the LTIP since no awards have been granted.


10.       Long-term Debt and Extinguishment of Debt
        On March 31, 2006, we repaid in full our $84.4 million term loan with JPMorgan Chase Bank. The term loan was paid with a combination of cash on hand and a draw on our revolving credit facility. At that time, we also amended the $175 million revolving credit facility with JPMorgan Chase Bank to reduce the commitment and annual fees and to reduce the floating interest rate by approximately 50 basis points. The interest rate of the amended revolving credit agreement is LIBOR plus 1.25%. The amended revolving credit facility also includes an "accordion" feature that allows us the opportunity to expand the facility by $50 million. In connection with the repayment of the term loan, we recorded a write-off of unamortized debt issuance costs of $430,000.

        The following is a schedule by year of required long-term debt payments as of June 30, 2006 (in thousands):

June 2007                              $207
June 2008                               208
June 2009                               157
June 2010                            19,032
June 2011                           150,000
                             ---------------
     Total debt                     169,604
Less: Current portion                  (207)
                             ---------------
     Total long-term debt          $169,397
                             ===============

        We are in compliance with all debt covenants as of June 30, 2006. We have issued $31.3 million in standby letters of credit as of June 30, 2006 mainly for insurance purposes. Issued letters of credit reduce our available credit under the revolving credit agreement. As of June 30, 2006, we have approximately $124.7 million of unused lines of credit available and eligible to be drawn down under our revolving credit facility, excluding the accordion feature.

11.  Loans Receivable from Independent Contractors
        The Roto-Rooter segment sublicenses with approximately sixty independent contractors to operate certain plumbing repair and drain cleaning businesses in lesser-populated areas of the United States and Canada. As of June 30, 2006, we had notes receivable from independent contractors totaling $2.4 million (December 31, 2005-$2.6 million). In most cases these loans are fully or partially secured by equipment owned by the contractor. The interest rates on the loans range from 5% to 8% per annum and the remaining terms of the loans range from two months to 5.4 years at June 30, 2006. During the three months ended June 30, 2006, we recorded revenues of $4.6 million (2005-$4.4 million) and pretax profits of $1.7 million (2005-$1.3 million) from our independent contractors. During the six months ended June 30, 2006, we recorded revenues of $9.5 million (2005-$9.0 million) and pretax profits of $3.8 million (2005-$3.0 million) from our independent contractors.

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

12.     Pension and Retirement Plans
        All of our plans that provide retirement and similar benefits are defined contribution plans. Expenses for our pension and profit-sharing plans, ESOP's, excess benefit plans and other similar plans are $2.4 million and $2.7 million for the three months ended June 30, 2006 and 2005, respectively. Expenses for our pension and profit-sharing plans, ESOP's, excess benefit plans and other similar plans are $4.8 million and $5.4 million for the six months ended June 30, 2006 and 2005, respectively.

13.  Litigation
         We are party to a class action lawsuit filed in the Third Judicial Circuit Court of Madison County, Illinois in June of 2000 by Robert Harris, alleging certain Roto-Rooter plumbing was performed by unlicensed employees. We contested these allegations and believe them without merit. Plaintiff moved for certification of a class of customers in 32 states who allegedly paid for plumbing work performed by unlicensed employees. Plaintiff also moved for partial summary judgment on grounds the licensed apprentice plumber who installed his faucet did not work under the direct personal supervision of a licensed master plumber. On June 19, 2002, the trial judge certified an Illinois-only plaintiffs class and granted summary judgment for the named party Plaintiff on the issue of liability, finding violation of the Illinois Plumbing License Act and the Illinois Consumer Fraud Act through Roto-Rooter's representation of the licensed apprentice as a plumber. The court did not rule on certification of a class in the remaining 31 states. In December 2004, we reached a resolution of this matter with the Plaintiff. The court approved this settlement in July 2006. We accrued $3.1 million in 2004 as the anticipated cost of settling this litigation.

        Like other large California employers, our VITAS subsidiary faces allegations of purported class-wide wage and hour violations. It is party to a class action lawsuit filed in the Superior Court of California, Los Angeles County, in April of 2004 by Ann Marie Costa, Ana Jimenez, Mariea Ruteaya and Gracetta Wilson (the "Costa case"). This case alleges failure to pay overtime wages for hours worked "off the clock" on administrative tasks, including voicemail retrieval, time entry, travel to and from work, and pager response. This case also alleges VITAS failed to provide meal and break periods to a purported class of California nurses, home health aides and licensed clinical social workers. The case also seeks payment of penalties, interest, and Plaintiffs' attorney fees. VITAS contested these allegations.

        Plaintiff moved for class certification, and VITAS opposed this motion. We have reached an agreement with the Plaintiff class in order to avoid the uncertainty of litigation and the diversion of resources and personnel resulting from the litigation. In connection with our acquisition of VITAS in February 2004, we recorded a liability of $2.3 million on VITAS' opening balance sheet for this case. At that time, this represented our best estimate of our exposure in the matter. As a result of the tentative resolution, we recorded a pretax charge of $17.4 million ($10.8 million aftertax) in the fourth quarter of 2005, representing the portion of this settlement not accounted for on Vitas' opening balance sheet. These amounts are inclusive of Plaintiffs' class attorneys' fees and the costs of settlement administration. On April 24, 2006, the court granted preliminary approval of the settlement and we funded $15 million of the settlement in May 2006. On June 26, 2006, the court granted final approval of the settlement.

        In the normal course of business, we are a party to various claims and legal proceedings. We record a reserve for these matters when an adverse outcome is probable and the amount of the potential liability is reasonably estimable.

14.  OIG Investigation
         On April 7, 2005, we announced the Office of Inspector General ("OIG") for the Department of Health and Human Services served VITAS with civil subpoenas relating to VITAS' alleged failure to appropriately bill Medicare and Medicaid for hospice services. As part of this investigation, the OIG selected medical records for 320 past and current patients from VITAS' three largest programs for review. It also sought policies and procedures dating back to 1998 covering admissions, certifications, recertifications and discharges. During the third quarter of 2005 and again in May 2006, the OIG requested additional information from us. A qui tam complaint has been filed in U.S. District Court for the Southern District of Florida. We are conferring with the U.S. Attorney regarding our defenses to the complaint allegations. The U.S. Attorney has not decided whether to intervene in the qui tam action. We have incurred pretax expense related to complying with OIG requests of $342,000 for the quarter ended June 30, 2006 and $474,000 for the six months ended June 30, 2006.

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

15.  Related Party Agreements
         In October 2004, VITAS entered into a pharmacy services agreement ("Agreement") with Omnicare, Inc. ("OCR") whereby OCR will provide specified pharmacy services for VITAS and its hospice patients in geographical areas served by both VITAS and OCR. The Agreement has an initial term of three years that renews automatically thereafter for one-year terms. Either party may cancel the Agreement at the end of any term by giving written notice at least 90 days prior to the end of said term. In June 2004, VITAS entered into a pharmacy services agreement with excelleRx. The agreement has a one-year term and automatically renews unless either party provides a 90-day written termination notice. Subsequent to June 2004, OCR acquired excelleRx. Under both agreements, VITAS made purchases of $7.3 million and $14.3 million for the three and six month periods ended June 30, 2006 and has accounts payable of $3.0 million at June 30, 2006. Mr. E. L. Hutton is non-executive Chairman and a director of the Company and OCR. Mr. Joel F. Gemunder, President and Chief Executive Officer of OCR, Mr. Charles H. Erhart, Jr. and Ms. Sandra Laney are directors of both OCR and the Company. Mr. Kevin J. McNamara, President, Chief Executive Officer and director of the Company, is a director emeritus of OCR. We believe that the terms of these agreements are no less favorable to VITAS than we could negotiate with an unrelated party.

16.  Cash Overdrafts Payable
         Included in accounts payable at June 30, 2006 are cash overdrafts payable of $11.4 million (December 31, 2005 - $8.0 million).

17.  Subsequent Event
         Effective July 1, 2006, our Board of Directors approved a long-term care insurance benefit for senior executives who participate in the LTIP. The long-term care benefit covers these executives and their spouses during their period of employment as well as postretirement. We will accrue the cost of the benefit in accordance with FASB Statement No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." The anticipated yearly cost of this benefit is not material.

         On July 27, 2006, we announced that we are in the process of finalizing a $50 million ongoing share repurchase program. In addition, we intend to fully utilize the remaining $8 million from our February 2000 share repurchase program. The share repurchases will be funded through a combination of cash generated from operations as well as utilization of our revolving credit facility. The timing and amount of any share repurchases will be determined by us based upon our evaluation of the market and other factors.

18.  Recent Accounting Statements
         In July 2006, the FASB issued Interpretation No. 48 "FIN 48", "Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement 109", which proscribes a comprehensive model for how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return. Upon adoption of FIN 48, the financial statements will reflect expected future tax consequences of such uncertain positions assuming the taxing authorities' full knowledge of the position and all relevant facts. FIN 48 also revises disclosure requirements and introduces an annual, tabular roll-forward of the unrecognized tax benefits. This interpretation is effective as of the beginning of fiscal years starting after December 15, 2006. We are currently evaluating the impact that FIN 48 will have on our financial condition and results of operations.

         In February 2006, the FASB issued Statement No. 155, "Accounting for Certain Hybrid Financial Instruments", which nullifies and amends various accounting guidance relating to accounting for derivative instruments and securitization transactions. In general, these changes will reduce the operational complexity associated with bifurcating embedded derivatives, and increase the number of beneficial interests in securitization transactions. This statement is effective for all financial instruments acquired or issued after the beginning of our first fiscal year that begins after September 15, 2006. Because we do not have any material derivative instruments or securitization transactions, we believe there will be no material impact on our financial condition, results of operations or cash flows upon adoption.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Executive Summary
         We operate through our two wholly owned subsidiaries, VITAS Healthcare Corporation and Roto-Rooter Group, Inc. VITAS focuses on hospice care that helps make terminally ill patients' final days as comfortable as possible. Through its team of doctors, nurses, home health aides, social workers, clergy and volunteers, VITAS provides direct medical services to patients, as well as spiritual and emotional counseling to both patients and their families. Roto-Rooter's services are focused on providing plumbing and drain cleaning services to both residential and commercial customers. Through its network of company-owned branches, independent contractors and franchisees, Roto-Rooter offers plumbing and drain cleaning service to over 90% of the U.S. population.

         The following is a summary of the key operating results for the three and six months ended June 30, 2006 and 2005 (in thousands except per share amounts):

                                   Three Months Ended June 30,   Six Months Ended June 30,
                                   ---------------------------  ---------------------------
                                       2006          2005           2006          2005
                                   ------------- -------------  ------------- -------------
Consolidated service revenues and
 sales                                 $249,783      $226,309       $496,021      $444,946

Consolidated income from continuing
 operations                             $12,842       $11,111        $25,057       $19,016

Diluted EPS from continuing
 operations                               $0.48         $0.42          $0.93         $0.73

         The increase in consolidated service revenues and sales for the three months ended June 30, 2006 was driven by a 12% increase at VITAS and a 7% increase at Roto-Rooter. The increase at VITAS was primarily the result of a 10% increase in average daily census (ADC) from the second quarter of 2005 and the October 1, 2005 Medicare reimbursement rate increase of approximately 3%. The increase at VITAS was partially offset by a $2.3 million reduction in revenue for Medicare Cap billing limitations. The increase at Roto-Rooter was driven primarily by a 0.6% increase in job count combined with an approximate 6% price increase. Consolidated income from continuing operations and diluted EPS from continuing operations increased as a result of the higher service revenues and sales, which allowed us to further leverage our current cost structure. Consolidated income from continuing operations as a percent of service revenues and sales was 5.1% for the three months ended June 30, 2006 versus 4.9% for the same period of 2005. As further shown in the results of operations section, consolidated income from continuing operations and diluted EPS from continuing operations include special items and adjustments that decreased aftertax earnings by $224,000 and $641,000 for the three months ended June 30, 2006 and 2005, respectively.

         The increase in consolidated service revenues and sales for the six months ended June 30, 2006 was driven by a 14% increase at VITAS and a 7% increase at Roto-Rooter. The increase at VITAS was primarily the result of a 10% increase in average daily census (ADC) from the first six months of 2005 and the October 1, 2005 Medicare reimbursement rate increase of approximately 3%. The increase at VITAS was partially offset by a $2.3 million reduction in revenue for Medicare Cap billing limitations. The increase at Roto-Rooter was driven primarily by a 1% increase in job count combined with an approximate 6% price increase. Consolidated income from continuing operations and diluted EPS from continuing operations increased as a result of the higher service revenues and sales, which allowed us to further leverage our current cost structure. Consolidated income from continuing operations as a percent of service revenues and sales was 5.1% for the six months ended June 30, 2006 versus 4.3% for the same period of 2005. As further shown in the results of operations section, consolidated income from continuing operations and diluted EPS from continuing operations include special items and adjustments that decreased aftertax earnings by $579,000 and $3.0 million for the six months ended June 30, 2006 and 2005, respectively.

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

Financial Condition
Liquidity and Capital Resources

         Significant changes in the balance sheet accounts from December 31, 2005 to June 30, 2006 include the following:

     o The $50.3 million decline in cash and cash equivalents from $57.1 million at December 31, 2005 to $6.8 million at June 30, 2006 is primarily attributable to the use of $65.5 million in cash to repay our $84.4 million term note and the use of approximately $15 million in cash to fund the Costa case settlement. The cash uses were partially offset by cash provided by operations.

     o The decrease in other current liabilities of $17.3 million is primarily attributable to our funding of the Costa settlement during the second quarter of 2006. The legal accrual for the Costa case of $19.7 million at December 31, 2005 was classified in other current liabilities.

     o The reduction in long-term debt from $234.1 million at December 31, 2005 to $169.4 million at June 30, 2006 resulted from repayment of our $84.4 million term loan with JPMorgan Chase in March 2006, partially offset by borrowings on our revolving line of credit to fund a portion of the repayment.

          Net cash provided by continuing operations increased $4.8 million from a source of cash from continuing operations of $18.7 million for the first six months of 2005 to a source of cash of $23.5 million for the first six months of 2006, due primarily to the increase in net income, partially offset by the funding of the Costa case settlement.

         We have issued $31.3 million in standby letters of credit as of June 30, 2006 mainly for insurance purposes. Issued letters of credit reduce our available credit under the revolving credit agreement. At June 30, 2006, we had approximately $124.7 million available lines of credit eligible to be drawn down under our amended credit agreement with JPMorgan Chase, excluding the $50.0 million accordion feature. We believe our liquidity and sources of capital are satisfactory for our needs in the foreseeable future.

Commitments and Contingencies
         Collectively, the terms of our credit agreements provide that we are required to meet various financial covenants, to be tested quarterly. In connection therewith, we are in compliance with all financial and other debt covenants as of June 30, 2006 and anticipate remaining in compliance throughout 2006.

         In connection with the sale of Patient Care in 2002, $5.0 million of the cash purchase price was placed in escrow pending collection of third-party payer receivables on Patient Care's balance sheet at the sale date. To date, $4.2 million has been returned and the remainder is being withheld pending the settlement of certain third-party payer claims. Based on Patient Care's collection history, we believe the significant majority of the disputed amounts will be resolved in Patient Care's favor and most of the withheld escrow will be returned to us. We have a long-term receivable due from Patient Care of $12.5 million. As of June 30, 2006, Patient Care is current on all payments due related to the long-term receivable. We also have current accounts receivable from Patient Care for the post-closing balance sheet valuation and for expenses paid by us after closing on Patient Care's behalf of $3.3 million. We are in litigation with Patient Care over various issues, including the collection of these current amounts. We believe these balances represent valid claims, are fairly stated and are fully collectible; nonetheless, an unfavorable determination by the court could result in the write-off of all or a portion of these balances.

         We are party to a class action lawsuit filed in the Third Judicial Circuit Court of Madison County, Illinois in June of 2000 by Robert Harris, alleging certain Roto-Rooter plumbing was performed by unlicensed employees. We contested these allegations and believe them without merit. Plaintiff moved for certification of a class of customers in 32 states who allegedly paid for plumbing work performed by unlicensed employees. Plaintiff also moved for partial summary judgment on grounds the licensed apprentice plumber who installed his faucet did not work under the direct personal supervision of a licensed master plumber. On June 19, 2002, the trial judge certified an Illinois-only plaintiffs class and granted summary judgment for the named party Plaintiff on the issue of liability, finding violation of the Illinois Plumbing License Act and the Illinois Consumer Fraud Act through Roto-Rooter's representation of the licensed apprentice as a plumber. The court did not rule on certification of a class in the remaining 31 states. In December 2004, we reached a resolution of this matter with the Plaintiff. The court approved this settlement in July 2006. We accrued $3.1 million in 2004 as the anticipated cost of settling this litigation.

         Like other large California employers, our VITAS subsidiary faces allegations of purported class-wide wage and hour violations. It is party to a class action lawsuit filed in the Superior Court of California, Los Angeles County, in April of 2004 by Ann Marie Costa, Ana Jimenez, Mariea Ruteaya and Gracetta Wilson (the "Costa case"). This case alleges failure to pay overtime wages for hours worked "off the clock" on administrative tasks, including voicemail retrieval, time entry, travel to and from work, and pager response. This case also alleges VITAS failed to provide meal and break periods to a purported class of California nurses, home health aides and licensed clinical social workers. The case also seeks payment of penalties, interest, and Plaintiffs' attorney fees. VITAS contested these allegations.

         Plaintiff moved for class certification, and VITAS opposed this motion. We have reached an agreement with the Plaintiff class in order to avoid the uncertainty of litigation and the diversion of resources and personnel resulting from the litigation. In connection with our acquisition of VITAS in February 2004, we recorded a liability of $2.3 million on VITAS' opening balance sheet for this case. At that time, this represented our best estimate of our exposure in the matter. As a result of the tentative resolution, we recorded a pretax charge of $17.4 million ($10.8 million aftertax) in the fourth quarter of 2005, representing the portion of this settlement not accounted for on Vitas' opening balance sheet. These amounts are inclusive of Plaintiffs' class attorneys' fees and the costs of settlement administration. On April 24, 2006, the court granted preliminary approval of the settlement and we funded $15 million of the settlement in May 2006. On June 26, 2006, the court granted final approval of the settlement.

         On April 7, 2005, we announced the Office of Inspector General ("OIG") for the Department of Health and Human Services served VITAS with civil subpoenas relating to VITAS' alleged failure to appropriately bill Medicare and Medicaid for hospice services. As part of this investigation, the OIG selected medical records for 320 past and current patients from VITAS' three largest programs for review. It also sought policies and procedures dating back to 1998 covering admissions, certifications, recertifications and discharges. During the third quarter of 2005 and again in May 2006, the OIG requested additional information from us. A qui tam complaint has been filed in U.S. District Court for the Southern District of Florida. We are conferring with the U.S. Attorney regarding our defenses to the complaint allegations. The U.S. Attorney has not decided whether to intervene in the qui tam action. We have incurred pretax expense related to complying with OIG requests of $342,000 for the quarter ended June 30, 2006 and $474,000 for the six months ended June 30, 2006.

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

Results of Operations
Second Quarter 2006 versus Second Quarter 2005-Consolidated Results
         Our service revenues and sales for the second quarter of 2006 increased 10.4% versus the second quarter of 2005. Of this increase, $18.5 million was attributable to VITAS and $5.0 million was attributable to Roto-Rooter, as follows (dollars in thousands):

                          Increase/(Decrease)
                        -----------------------
                           Amount     Percent
                        ------------ ----------
VITAS
   Routine Homecare         $16,552       15.5%
   Continuous Care            3,631       14.0%
   General Inpatient            651        3.1%
   Less: Medicare Cap        (2,340)        --
Roto-Rooter
   Plumbing                   2,071        7.1%
   Drain Cleaning             2,695        8.3%
   Other                        214        2.0%
                        ------------

            Total           $23,474       10.4%
                        ============

         The increase in VITAS' revenues for the second quarter of 2006 versus the second quarter of 2005 is attributable to increases in ADC of 10.6% and 7.8%, respectively, for routine homecare and continuous care. General inpatient ADC was unchanged between periods. ADC is a key measure we use to monitor volume growth in our hospice business. Changes in total program admissions and average length of stay for our patients are the main drivers of changes in ADC. The remainder of the revenue increase is due primarily to the annual increase in Medicare reimbursement rates in the fourth quarter of 2005. In excess of 90% of VITAS' revenues for both periods were from Medicare and Medicaid. The increase in VITAS revenue was partially offset by a reduction of $2.3 million for Medicare Cap. The revenue reduction is the result of two programs reaching the Medicare Cap revenue limitation during the second quarter of 2006. We believe the range of exposure for the fiscal year ended December 31, 2006 is between $4.0 million and $6.1 million. The range includes amounts for Medicare Cap limitations at three of our programs.

         The increase in the plumbing revenues for the second quarter of 2006 versus 2005 comprises a 0.4% increase in the number of jobs performed and a 6.7% increase in the average price per job. The increase in drain cleaning revenues for the second quarter of 2006 versus 2005 comprised a 0.6% increase in the number of jobs and a 7.7% increase in the average price per job. The average price per job for both plumbing and drain cleaning was positively impacted by the continued shift to commercial jobs. Overall, the number of commercial jobs increased 2.4% while the number of residential jobs declined 0.3%. This is a favorable shift in job mix since a commercial job averages approximately 20% more revenue per job than a residential job. The increase in other revenues is attributable primarily to increased revenue from the independent contractor operations.

         The consolidated gross margin was 27.6% in the second quarter of 2006 as compared with 28.8% in the second quarter of 2005. On a segment basis, VITAS' gross margin was 19.6% in the second quarter of 2006 and 21.4% in the second quarter of 2005. The decrease in VITAS' gross margin in the second quarter of 2006 is primarily attributable to the $2.3 million reduction in revenue related to Medicare Cap billing limitations. This represents a decrease in VITAS margin of 1.4%. Roto-Rooter segment's gross margin was 45.3% in the second quarter of 2006 and 44.5% in the second quarter of 2005.

         Selling, general and administrative expenses ("SG&A") for the second quarter of 2006 were $38.6 million, an increase of $676,000 (1.8%) versus the second quarter of 2005. The increase is largely due to higher revenues by both segments which increase certain variable selling costs, such as commissions.

         Income from operations increased $2.6 million from $22.1 million in the second quarter of 2005 to $24.7 million in the second quarter of 2006. The increase is attributable primarily to the rate of SG&A growth being considerably lower than the rate of service revenues and sales growth. The decrease in the consolidated gross margin noted above partially offset the increase.

         Interest expense, substantially all of which is incurred at Corporate, declined from $5.0 million in the second quarter of 2005 to $4.3 million in the second quarter of 2006. This decline is due primarily to the pay down of outstanding debt balances during the last half of 2005 and the first half of 2006.

         Our effective income tax rate increased from 37.0% in the second quarter of 2005 to 38.6% in the second quarter of 2006. The increase in our effective tax rate relates mainly to adjustments to pre-acquisition equity earnings at VITAS in 2005. There were no such amounts in the second quarter of 2006.

         Income from continuing operations increased $1.7 million or 15.6% in the second quarter of 2006 as compared to the second quarter of 2005. Net income increased $4.0 million or 44.5% in the second quarter of 2006 as compared to the second quarter of 2005. Income from continuing operations and net income for both periods included the following aftertax special items/adjustments that increased/(reduced) aftertax earnings (in thousands):

                                 Three Months Ended June 30,
                                -----------------------------
                                    2006           2005
                                -------------- --------------
Legal expenses of OIG
 investigation                          $(212)         $(160)
Stock option expense                      (12)             -
LTIP                                        -         (1,152)
Adjustments to transaction costs            -            671
                                -------------- --------------

                                        $(224)         $(641)
                                ============== ==============

Second quarter 2006 versus Second quarter 2005-Segment Results
         The change in aftertax earnings for the second quarter of 2006 versus the second quarter of 2005 is due to (in thousands):

                                    Net Income
                                 Increase/(Decrease)
                            ----------------------------
                                Amount        Percent
                            --------------- ------------
VITAS                                 $796          7.5%
Roto-Rooter                          1,128         19.2%
Corporate                             (193)         3.6%
Discontinued operations              2,226        100.0%
                            ---------------

                                    $3,957         44.5%
                            ===============

First Six Months of 2006 versus First Six Months of 2005-Consolidated Results
         Our service revenues and sales for the first six months of 2006 increased 11.5% versus the first six months of 2005. Of this increase, $40.9 million was attributable to VITAS and $10.2 million was attributable to Roto-Rooter, as follows (dollars in thousands):

                          Increase/(Decrease)
                        ------------------------
                           Amount      Percent
                        ------------ -----------
VITAS
   Routine Homecare         $31,138        15.0%
   Continuous Care            9,170        18.2%
   General Inpatient          2,910         6.9%
   Less:  Medicare Cap       (2,340)         --
Roto-Rooter
   Plumbing                   3,228         5.6%
   Drain Cleaning             5,948         9.0%
   Other                      1,021         4.6%
                        ------------

            Total           $51,075        11.5%
                        ============

         The increase in VITAS' revenues for the first six months of 2006 versus the first six months of 2005 is attributable to increases in ADC of 10.2%, 11.7% and 3.5%, respectively, for routine homecare, continuous care and general inpatient. ADC is a key measure we use to monitor volume growth in our hospice business. Changes in total program admissions and average length of stay for our patients are the main drivers of changes in ADC. The remainder of the revenue increase is due primarily to the annual increase in Medicare reimbursement rates in the fourth quarter of 2005. In excess of 90% of VITAS' revenues for both periods were from Medicare and Medicaid. The increase in VITAS revenue was partially offset by a reduction of $2.3 million for Medicare Cap. The revenue reduction is the result of two programs reaching the Medicare Cap revenue limitation during the second quarter of 2006. We believe the range of exposure for the fiscal year ended December 31, 2006 is between $4.0 million and $6.1 million. The range includes amounts for Medicare Cap limitations at three of our programs.

         The increase in the plumbing revenues for the first six months of 2006 versus 2005 comprises a 0.8% increase in the number of jobs performed and a 4.8% increase in the average price per job. The increase in drain cleaning revenues for the first six months of 2006 versus 2005 comprised a 1.4% increase in the number of jobs and a 7.6% increase in the average price per job. The average price per job for both plumbing and drain cleaning was positively impacted by the continued shift to commercial jobs. Overall, the number of commercial jobs increased 3.4% while the number of residential jobs increased 0.3%. This is a favorable shift in job mix since a commercial job averages approximately 20% more revenue per job than a residential job. The increase in other revenues is attributable primarily to increased revenue from the independent contractor operations.

         The consolidated gross margin was 27.7% in the first six months of 2006 as compared with 29.4% in the first six months of 2005. On a segment basis, VITAS' gross margin was 19.6% in the first six months of 2006 and 21.2% in the first six months of 2005. The decrease in VITAS' gross margin in 2006 is primarily attributable to the $2.3 million reduction in revenue for the Medicare Cap billing limitation and excess patient care capacity experienced in the first quarter of 2006. Roto-Rooter segment's gross margin was 45.4% in the first six months of 2006 and 46.3% in the first six months of 2005. The decrease in Roto-Rooter's gross margin in 2006 is primarily attributable to a benefit realized in the first quarter of 2005 of $1.6 million (pretax) related to prior period casualty insurance claims.

         Selling, general and administrative expenses ("SG&A") for the first six months of 2006 were $77.1 million, an increase of $1.2 million (1.6%) versus the first six months of 2005. The increase is largely due to higher revenues by both segments which increase certain variable selling costs, such as commissions.

         Income from operations increased $4.3 million from $44.7 million in the first six months of 2005 to $49.0 million in the first six months of 2006. The increase is attributable primarily to the rate of SG&A growth being considerably lower than the rate of service revenues and sales growth. The decrease in the consolidated gross margin noted above partially offset the increase.

         Interest expense, substantially all of which is incurred at Corporate, declined from $10.9 million in the first six months of 2005 to $9.6 million in the first six months of 2006. This decline is due primarily to the reduction in debt outstanding that occurred as a result of the February 2005 and 2006 refinancings, as well as subsequent debt payments.

         Loss on extinguishment of debt decreased from $4.0 million in the first six months of 2005 to $430,000 in the first six months of 2006. The 2005 loss on extinguishment relates to the refinancing in February 2005. The loss on extinguishment in 2006 relates to the early repayment of our $84.4 million term loan in March 2006.

         Our effective income tax rate decreased from 39.0% in the first six months of 2005 to 38.8% in the first six months of 2006.

         Income from continuing operations increased $6.0 million or 31.8% in the first six months of 2006 as compared to the first six months of 2005. Net income increased $8.1 million or 47.4% in the first six months of 2006 as compared to the first six months of 2005. Income from continuing operations and net income for both periods included the following aftertax special items/adjustments that increased/(reduced) aftertax earnings (in thousands):

                                  Six Months Ended June 30,
                                -----------------------------
                                    2006           2005
                                -------------- --------------
Loss on extinguishment of debt          $(273)       $(2,523)
Legal expenses of OIG
 investigation                           (294)          (160)
Favorable adjustment for
 insurance                                  -          1,014
Stock option expense                      (12)          (137)
LTIP                                        -         (1,847)
Adjustments to transaction costs            -            671
                                -------------- --------------

                                        $(579)       $(2,982)
                                ============== ==============

First Six Months of 2006 versus First Six Months of 2005-Segment Results
         The change in aftertax earnings for the first six months of 2006 versus the first six months of 2005 is due to (in thousands):

                                    Net Income
                                 Increase/(Decrease)
                            ----------------------------
                                 Amount        Percent
                            ---------------- -----------
VITAS                                $2,043        10.1%
Roto-Rooter                           1,019         7.7%
Corporate                             2,979        20.7%
Discontinued operations               2,015       100.0%
                            ----------------

                                     $8,056        47.4%
                            ================


         The following chart updates historical unaudited financial and operating data of VITAS, acquired in February 2004 (dollars in thousands, except dollars per patient day):

                   CHEMED CORPORATION AND SUBSIDIARY COMPANIES
                     OPERATING STATISTICS FOR VITAS SEGMENT
            FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2006 AND 2005
                                  (unaudited)

                                        Three Months Ended June 30,   Six Months Ended June 30,
                                        --------------------------   ----------------------------
                                           2006          2005            2006           2005
                                        -----------  -------------   --------------  ------------
OPERATING STATISTICS
   Net revenue ($000) (a)
        Homecare                         $ 123,162    $   106,610       $  238,620     $ 207,482
        Inpatient                           21,782         21,131           44,889        41,979
        Continuous care                     29,638         26,007           59,447        50,277
                                        -----------  -------------   --------------  ------------
           Total before Medicare cap
            allowance                      174,582        153,748          342,956       299,738
        Medicare cap allowance              (2,340)             -           (2,340)            -
                                        -----------  -------------   --------------  ------------
           Total                         $ 172,242    $   153,748       $  340,616     $ 299,738
                                        ===========  =============   ==============  ============
   Net revenue as a percent of total
        before Medicare cap allowance
        Homecare                              70.5  %        69.4  %          69.6  %       69.2   %
        Inpatient                             12.5           13.7             13.1          14.0
        Continuous care                       17.0           16.9             17.3          16.8
                                        -----------  -------------       ----------  ------------
           Total before Medicare cap
            allowance                        100.0          100.0            100.0         100.0
        Medicare cap allowance                (1.3)             -             (0.7)            -
                                        -----------  -------------   --------------  ------------
           Total                              98.7  %       100.0  %          99.3  %      100.0   %
                                        ===========  =============   ==============  ============
   Average daily census ("ADC") (days)
        Homecare                             6,469          5,750            6,292         5,589
        Nursing home                         3,493          3,260            3,429         3,230
                                        -----------  -------------   --------------  ------------
           Routine homecare                  9,962          9,010            9,721         8,819
        Inpatient                              406            406              419           405
        Continuous care                        536            497              553           495
                                        -----------  -------------   --------------  ------------
           Total                            10,904          9,913           10,693         9,719
                                        ===========  =============   ==============  ============

   Total Admissions                         13,069         12,646           26,965        25,594
   Total Discharges                         12,603         12,153           26,015        24,741
   Average length of stay (days)              68.0           66.8             70.3          66.4
   Median length of stay (days)               13.0           12.0             13.0          12.0
   ADC by major diagnosis
        Neurological                          33.1  %        32.0  %          33.1  %       31.4   %
        Cancer                                20.0           21.4             20.2          22.3
        Cardio                                15.0           15.2             14.9          14.8
        Respiratory                            7.2            7.2              7.2           7.2
        Other                                 24.7           24.2             24.6          24.3
                                        -----------  -------------   --------------  ------------
           Total                             100.0  %       100.0  %         100.0  %      100.0   %
                                        ===========  =============   ==============  ============
   Admissions by major diagnosis
        Neurological                          19.6  %        18.7  %          20.1  %       19.2   %
        Cancer                                35.0           36.6             34.4          35.5
        Cardio                                13.2           13.8             13.6          14.0
        Respiratory                            7.0            6.9              7.5           7.6
        Other                                 25.2           24.0             24.4          23.7
                                        -----------  -------------   --------------  ------------
           Total                             100.0  %       100.0  %         100.0  %      100.0   %
                                        ===========  =============   ==============  ============
   Direct patient care margins (b)
        Routine homecare                      49.6  %        49.4  %          48.6  %       49.6   %
        Inpatient                             21.0           23.0             22.1          22.9
        Continuous care                       20.3           19.5             19.3          18.5
   Homecare margin drivers
      (dollars per patient day)
        Labor costs                      $   48.15    $     46.01       $    49.65     $   45.86
        Drug costs                            8.42           7.94             7.94          7.72
        Home medical equipment                5.52           5.53             5.54          5.50
        Medical supplies                      2.11           2.14             2.13          2.15
   Inpatient margin drivers
      (dollars per patient day)
        Labor costs                      $  257.69    $    240.76       $   252.04     $  239.55
   Continuous care margin drivers
      (dollars per patient day)
        Labor costs                      $  463.62    $    443.83       $   458.96     $  438.56
   Bad debt expense as a percent of
    revenues                                   0.9  %         0.9  %           0.9  %        0.9   %
    Accounts receivable --
     days of revenue outstanding              40.1           43.8              N.A.          N.A.



(a) VITAS has five large (greater than 450 ADC), 17 medium (greater than 200 but less than 450 ADC) and 20 small (less than 200 ADC) hospice programs. There are three programs with estimated Medicare Cap billing limitiations for the 2006 measurement period. There is one other program with Medicare Cap cushion of less than 10% for the 2006 measurement period. No other programs have an estimated Medicare Cap cushion of less than 10% for the 2006 measurement period.
(b) Amounts exclude indirect patient care and administrative costs, as well as Medicare Cap billing limitation.

Recent Accounting Statements
         In February 2006, the FASB issued Statement No. 155, "Accounting for Certain Hybrid Financial Instruments", which nullifies and amends various accounting guidance relating to accounting for derivative instruments and securitization transactions. In general, these changes will reduce the operational complexity associated with bifurcating embedded derivatives, and increase the number of beneficial interests in securitization transactions. This statement is effective for all financial instruments acquired or issued after the beginning of our first fiscal year that begins after September 15, 2006. Because we do not have any material derivative instruments or securitization transactions, we believe there will be no material impact on our financial condition, results of operations or cash flows upon adoption.

         In July 2006, the FASB issued Interpretation No. 48 "FIN 48", "Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement 109", which proscribes a comprehensive model for how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return. Upon adoption of FIN 48, the financial statements will reflect expected future tax consequences of such uncertain positions assuming the taxing authorities' full knowledge of the position and all relevant facts. FIN 48 also revises disclosure requirements and introduces an annual, tabular roll-forward of the unrecognized tax benefits. This interpretation is effective as of the beginning of fiscal years starting after December 15, 2006. We are currently evaluating the impact that FIN 48 will have on our financial condition and results of operations.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk
         Our primary market risk exposure relates to interest rate risk exposure through variable interest rate borrowings. At June 30, 2006, we had a total of $19.0 million of variable rate debt outstanding. Should the interest rate on this debt increase 100 basis points, our annual interest expense would increase $190,000. The quoted market value of our 8.75% fixed rate senior notes on June 30, 2006 is $157.1 million (carrying value is $150 million). We estimate that the fair value of the remainder of our long-term debt approximates its book value at June 30, 2006.

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

     (a)  We held our annual meeting of stockholders on May 15, 2006.

     (b)  The names of directors elected at this annual meeting are as follows:

                  Edward L. Hutton                    Walter L. Krebs
                  Kevin J. McNamara                   Sandra E. Laney
                  Donald Breen, Jr.                   Timothy S. O'Toole
                  Charles H. Erhart, Jr.              Donald E. Saunders
                  Joel F. Germunder                   George J. Walsh III
                  Patrick P. Grace                    Frank E. Wood
                  Thomas C. Hutton

     (c) The stockholders voted to approve and adopt the Company's 2006 Stock Incentive Plan: 17,114,115 votes were cast in favor of the proposal, 4,007,270 votes were cast against it, 543,673 votes abstained, and there were 2,529 broker non-votes.

     (d) The stockholders voted to approve an amendment to the Company's Certificate of Incorporation, as amended, increasing the number of authorized shares of Capital stock from 40,000,000 to 80,000,000 shares: 21,219,910 votes were cast in favor of the proposal, 2,937,808 votes were cast against it, 36,971 votes abstained, and there were no broker non-votes.

     (e) The stockholders ratified the selection by the Board of Directors of PricewaterhouseCoopers LLP as independent accountants for the Company and its consolidated subsidiaries for the year 2006: 23,478,994 votes were cast in favor of the proposal, 687,307 votes were cast against it, 28,387 votes abstained, and there were no broker non-votes.

          With respect to the election of directors, the number of votes cast for each nominee was as follows:

                                                  For              Withheld
                                               -----------------------------
                  Edward L. Hutton             22,785,015          1,409,675
                  Kevin J. McNamara            22,841,200          1,353,489
                  Donald Breen, Jr.            22,710,836          1,483,853
                  Charles H. Erhart, Jr.       21,691,072          2,503,617
                  Joel F. Gemunder             22,216,246          1,978,444
                  Patrick P. Grace             23,645,851            548,838
                  Thomas C. Hutton             22,794,788          1,399,901
                  Walter L. Krebs              23,746,701            447,988
                  Sandra E. Laney              22,356,173          1,838,516
                  Timothy S. O'Toole           22,795,110          1,399,579
                  Donald E. Saunders           23,751,112            443,577
                  George J. Walsh III          22,832,816          1,361,873
                  Frank E. Wood                22,666,820          1,527,869

Item 6.  Exhibits

                    Exhibit No.                                  Description
                  ----------------     -----------------------------------------------------------------
                       10.1            2006 Stock Incentive Plan

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

                                                                                        Chemed Corporation
                                                                             -----------------------------------------
                                                                                           (Registrant)


         Dated:                     August 9, 2006           By:                        Kevin J. McNamara
                              ---------------------------                    -----------------------------------------
                                                                                        Kevin J. McNamara
                                                                             (President and Chief Executive Officer)


         Dated:                     August 9, 2006           By:                        David P. Williams
                              ---------------------------                    -----------------------------------------
                                                                                        David P. Williams
                                                                               (Vice President and Chief Financial
                                                                                             Officer)


         Dated:                     August 9, 2006           By:                      Arthur V. Tucker, Jr.
                              ---------------------------                    -----------------------------------------
                                                                                      Arthur V. Tucker, Jr.
                                                                                 (Vice President and Controller)