Form 10-Q
period 2006-09-30
CHEMED CORP
filed 2006-11-01
CIK 19584

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

(Mark One)

          X        Quarterly Report Under Section 13 or 15 (d) of the Securities
       ----------  Exchange Act of 1934
                   For the Quarterly Period Ended September 30, 2006


                   Transition Report Pursuant to Section 13 or 15(d) of the ----------- Securities Exchange Act of 1934

                         Commission File Number: 1-8351

                               CHEMED CORPORATION
             (Exact name of registrant as specified in its charter)

                     Delaware                                  31-0791746
 (State or other jurisdiction of incorporation or   (IRS Employer Identification
                   organization)                                No.)

      2600 Chemed Center, 255 E. Fifth Street, Cincinnati, Ohio       45202
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

  Large accelerated filer  X   Accelerated filer     Non-accelerated filer
                          ---                  ----                       ------


Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
       Yes                     No        X
                   -------              -----


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class                    Amount                                      Date

Capital Stock            26,270,441 Shares                   September 30, 2006
$1 Par Value


================================================================================



                                                CHEMED CORPORATION AND
                                                 SUBSIDIARY COMPANIES



                                                         Index

                                                                                                          Page No.
                                                                                                          --------
PART I.    FINANCIAL INFORMATION:
        Item 1.  Financial Statements
                  Unaudited Consolidated Balance Sheet -
                      September 30, 2006 and December 31, 2005                                                3

                  Unaudited Consolidated Statement of Income -
                      Three and nine months ended September 30, 2006 and 2005                                 4

                  Unaudited Consolidated Statement of Cash Flows -
                      Nine months ended September 30, 2006 and 2005                                           5

                  Notes to Unaudited Financial Statements                                                     6

        Item 2.  Management's Discussion and Analysis of Financial Condition and Results of
                    Operations                                                                               18

        Item 3.  Quantitative and Qualitative Disclosures about Market Risk                                  28

        Item 4.  Controls and Procedures                                                                     28

PART II.   OTHER INFORMATION
        Item 2.(e).  Purchases of Equity Securities by the Issuer and Affiliated Purchasers                  28

        Item 6.  Exhibits                                                                                    29


                          PART I. FINANCIAL INFORMATION
                          Item 1. Financial Statements
                CHEMED CORPORATION, INC. AND SUBSIDIARY COMPANIES
                      UNAUDITED CONSOLIDATED BALANCE SHEET
                 (in thousands except share and per share data)

                                                                             September 30,        December 31,
                                                                                 2006                2005
                                                                          ------------------   -----------------
ASSETS
   Current assets
       Cash and cash equivalents                                          $            5,414   $          57,133
       Accounts receivable less allowances of $10,016
        (2005 - $8,413)                                                              104,240              95,063
       Inventories                                                                     6,381               6,499
       Current deferred income taxes                                                  25,461              26,691
       Prepaid income taxes                                                            5,642               9,096
       Prepaid expenses and other current assets                                       5,844               9,768
                                                                          ------------------   -----------------
           Total current assets                                                      152,982             204,250
   Investments of deferred compensation plans held in trust                           24,278              21,105
   Other investments                                                                       -               1,445
   Note receivable                                                                    12,500              12,500
   Properties and equipment, at cost, less accumulated
    depreciation of $75,271 (2005 - $66,655)                                          68,616              65,449
   Identifiable intangible assets less accumulated
    amortization of $12,222 (2005 - $9,612)                                           69,880              75,358
   Goodwill                                                                          434,066             433,756
   Other assets                                                                       19,459              21,222
                                                                          ------------------   -----------------
               Total Assets                                               $          781,781   $         835,085
                                                                          ==================   =================
LIABILITIES
   Current liabilities
       Accounts payable                                                   $           45,745   $          43,626
       Current portion of long-term debt                                                 207               1,045
       Income taxes                                                                    4,903               3,916
       Accrued insurance                                                              41,368              38,894
       Accrued compensation                                                           32,429              33,156
       Other current liabilities                                                      27,460              48,258
                                                                          ------------------   -----------------
           Total current liabilities                                                 152,112             168,895
   Deferred income taxes                                                              20,570              22,304
   Long-term debt                                                                    165,796             234,058
   Deferred compensation liabilities                                                  23,932              21,275
   Other liabilities                                                                   3,929               4,378
                                                                          ------------------   -----------------
               Total liabilities                                                     366,339             450,910
                                                                          ------------------   -----------------
 STOCKHOLDERS' EQUITY
   Capital stock - authorized 80,000,000 shares $1 par; issued
    28,809,618 shares (2005 - 28,373,872 shares)                                      28,810              28,374
   Paid-in capital                                                                   250,373             234,910
   Retained earnings                                                                 199,467             171,188
   Treasury stock - 2,672,077 shares (2005 - 2,394,272 shares), at cost              (65,555)            (52,127)
   Deferred compensation payable in Company stock                                      2,402               2,379
   Notes receivable for shares sold                                                      (55)               (549)
                                                                          ------------------   -----------------
               Total Stockholders' Equity                                            415,442             384,175
                                                                          ------------------   -----------------
               Total Liabilities and Stockholders' Equity                 $          781,781   $         835,085
                                                                          ==================   =================


            See accompanying notes to unaudited financial statements.

                   CHEMED CORPORATION AND SUBSIDIARY COMPANIES
                   UNAUDITED CONSOLIDATED STATEMENT OF INCOME
                      (in thousands, except per share data)

                                                              Three Months Ended                Nine Months Ended
                                                                 September 30,                    September 30,
                                                        ------------------------------    ------------------------------
                                                             2006            2005             2006             2005
                                                        --------------   -------------    -------------   --------------
Continuing Operations
    Service revenues and sales                          $      253,202   $     233,328    $     749,223   $      678,274
                                                        --------------   -------------    -------------   --------------
    Cost of services provided and goods sold
     (excluding depreciation)                                  187,190         165,229          546,012          479,301
    Selling, general and administrative expenses                39,160          38,423          116,279          114,981
    Depreciation                                                 4,200           4,086           12,465           11,934
    Amortization                                                 1,421           1,248            4,234            3,671
    Other expenses--net                                          2,692            (130)           2,692             (801)
                                                        --------------   -------------    -------------   --------------
        Total costs and expenses                               234,663         208,856          681,682          609,086
                                                        --------------   -------------    -------------   --------------
        Income from operations                                  18,539          24,472           67,541           69,188
    Interest expense                                            (4,081)         (5,147)         (13,726)         (16,021)
    Loss from impairment of investment                          (1,445)              -           (1,445)               -
    Loss on extinguishment of debt                                   -               -             (430)          (3,971)
    Other income--net                                              715           1,317            2,734            2,644
                                                        --------------   -------------    -------------   --------------
        Income before income taxes                              13,728          20,642           54,674           51,840
    Income taxes                                                (3,541)         (6,010)         (19,430)         (18,192)
                                                        --------------   -------------    -------------   --------------
        Income from continuing operations                       10,187          14,632           35,244           33,648
Discontinued operations, net of income taxes                    (2,226)              -           (2,226)          (2,015)
                                                        --------------   -------------    -------------   --------------
Net income                                              $        7,961   $      14,632    $      33,018   $       31,633
                                                        ==============   =============    =============   ==============
Earnings Per Share
    Income from continuing operations                   $        0.39    $        0.57    $        1.35   $         1.32
                                                        ==============   =============    =============   ==============
    Net income                                          $        0.30    $        0.57    $        1.26   $         1.24
                                                        ==============   =============    =============   ==============
    Average number of share outstanding                         26,190          25,719           26,147           25,453
                                                        ==============   =============    =============   ==============
 Diluted Earnings Per Share
    Income from continuing operations                   $         0.38   $        0.55    $        1.32   $         1.28
                                                        ==============   =============    =============   ==============
    Net income                                          $         0.30   $        0.55    $        1.23   $         1.21
                                                        ==============   =============    =============   ==============
    Average number of share outstanding                         26,633          26,401           26,750           26,202
                                                        ==============   =============    =============   ==============
Cash Dividends Per Share                                $         0.06   $        0.06    $        0.18   $         0.18
                                                        ==============   =============    =============   ==============


            See accompanying notes to unaudited financial statements.

                   CHEMED CORPORATION AND SUBSIDIARY COMPANIES
                 UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (in thousands)

                                                                                    Nine Months Ended
                                                                                      September 30,
                                                                            ------------------------------------
                                                                                  2006                2005
                                                                            ----------------    ----------------
Cash Flows from Operating Activities
  Net income                                                                $         33,018    $         31,633
  Adjustments to reconcile net income to net cash provided by operating activities:
        Depreciation and amortization                                                 16,699              15,605
        Provision for uncollectible accounts receivable                                6,003               5,352
        Losses on asset impairments                                                    3,864                   -
        Discontinued operations                                                        2,226               2,015
        Amortization of debt issuance costs                                            1,325               1,395
        Provision for deferred income taxes                                           (1,233)             (1,176)
        Write off unamortized debt issuance costs                                        430               2,871
        Noncash long-term incentive compensation                                           -               2,574
        Changes in operating assets and liabilities, excluding
         amounts acquired in business combinations:
            Increase in accounts receivable                                          (17,545)            (25,264)
            Decrease/(increase) in inventories                                           118                (233)
            Decrease in prepaid expenses and other
             current assets                                                            2,673               2,656
            Decrease in accounts payable and other current liabilities               (16,147)             (3,584)
            Increase in income taxes                                                  10,636              11,827
            Increase in other assets                                                    (248)             (2,876)
            Increase in other liabilities                                              2,403               1,464
        Excess tax benefit on share-based compensation                                (4,943)                  -
        Noncash expense of internally financed ESOP                                        -                 858
        Other sources                                                                  1,374                 479
                                                                            ----------------    ----------------
          Net cash provided by continuing operations                                  40,653              45,596
          Net cash used by discontinued operations                                         -              (1,559)
                                                                            ----------------    ----------------
          Net cash provided by operating activities                                   40,653              44,037
                                                                            ----------------    ----------------
Cash Flows from Investing Activities
  Capital expenditures                                                               (16,207)            (18,874)
  Net uses from disposals of discontinued operations                                  (3,360)             (7,145)
  Business combinations, net of cash acquired                                         (1,489)             (5,680)
  Proceeds from sales of property and equipment                                          287                 125
  Other uses                                                                            (553)               (232)
                                                                            ----------------    ----------------
        Net cash used by investing activities                                        (21,322)            (31,806)
                                                                            ----------------    ----------------
Cash Flows from Financing Activities
  Repayment of long-term debt                                                        (84,500)           (141,245)
  Net increase in revolving line of credit                                            15,400                   -
  Purchases of treasury stock                                                         (8,253)             (4,390)
  Excess tax benefit on share-based compensation                                       4,943                   -
  Dividends paid                                                                      (4,739)             (4,611)
  Issuance of capital stock, net of issuance costs                                     3,854              10,009
  Increase in cash overdraft payable                                                   2,145              10,684
  Debt issuance costs                                                                   (154)             (1,755)
  Proceeds from issuance of long-term debt                                                 -              85,000
  Other sources                                                                          254                 204
                                                                            ----------------    ----------------
        Net cash used by financing activities                                        (71,050)            (46,104)
                                                                            ----------------    ----------------
Decrease in Cash and Cash Equivalents                                                (51,719)            (33,873)
Cash and cash equivalents at beginning of year                                        57,133              71,448
                                                                            ----------------    ----------------
Cash and cash equivalents at end of period                                  $          5,414    $         37,575
                                                                            ================    ================

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

                  o 30,000 shares may be awarded at the discretion of the CIC. Through September 30, 2006, 18,000 shares have been issued from the discretionary pool.

                  The 88,000 shares tied to stock price hurdles were issued during the year ended December 31, 2005. On May 15,
                  2006, the CIC approved additional price hurdles and associated shares to be issued under the LTIP pursuant to the 2006 Stock Incentive Plan, as follows:

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
                                                 -------------------
                                                       80,000
                                                 ===================

                  The stock price hurdles must be achieved during 30 trading days out of any 60 trading day period during the three years ending May 15, 2009. See Note 11 below for disclosure related to awards granted under the LTIP.

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

     For the three and nine months ended September 30, 2006, we recorded $355,000 and $960,000, respectively, in amortization expense in the accompanying statement of income for stock-based compensation expense related to the amortization of restricted stock awards previously granted. For the three and nine months ended September 30, 2006, we recorded $597,000 and $615,000, respectively, in selling, general and administrative expenses for stock-based compensation expense related to stock options granted. There were no capitalized stock-based compensation costs as of September 30, 2006. The pro-forma disclosure as required by SFAS No. 123 for the three and nine months ended September 30, 2005 is as follows (in thousands):

                                                                       Three           Nine
                                                                       Months         Months
                                                                   --------------  --------------
         Net income, as reported                                    $     14,632    $   31,633
         Add: stock-based compensation expense included in
         net income as reported, net of income taxes                         182         2,670
         Deduct: total stock-based compensation determined
         under a fair value method, net of income taxes                     (234)       (6,548)
                                                                   --------------  --------------
         Pro-forma net income                                       $     14,580    $   27,755
                                                                   ==============  ==============
         Earnings per share:

              As reported                                           $       0.57    $     1.24
                                                                   ==============  ==============
              Pro-forma                                             $       0.57    $     1.09
                                                                   ==============  ==============
         Diluted earnings per share:

              As reported                                           $       0.55    $     1.21
                                                                   ==============  ==============
              Pro-forma                                             $       0.55    $     1.06
                                                                   ==============  ==============

     As of September 30, 2006, approximately $2.9 million of total unrecognized compensation costs related to non-vested stock awards are expected to be recognized over a weighted average period of 2.8 years. As of September 30, 2006, approximately $6.0 million of total unrecognized compensation costs related to non-vested stock options are expected to be recognized over a weighted average period of 2.75 years.

     The following table summarizes stock option and award activity during the first nine months of 2006:


                                                  Stock Options            Stock Awards
                                              ----------------------  -----------------------
                                                           Weighted                 Weighted
                                                Number     Average       Number     Average
                                                  of       Exercise        of      Grant-Date
                                                Shares      Price        Shares      Price
                                              ----------- ----------  ------------ ----------

 Stock-based compensation shares:
    Outstanding at January 1, 2006             1,741,833     $23.57       142,445     $27.10
    Granted                                      370,450      51.76        29,600      53.17
    Exercised/Vested                            (408,861)     20.99       (33,855)     36.53
    Forfeited                                       (300)     51.76        (2,715)     30.32
                                              -----------             ------------
    Outstanding at September 30, 2006          1,703,122     $30.32       135,475     $30.37
                                              =========== ==========  ============ ==========
    Vested at September 30, 2006               1,332,972     $24.36
                                              =========== ==========



     The weighted average contractual life of outstanding and exercisable options was 6.75 years at September 30, 2006.
    The options outstanding at September 30, 2006, were in the following exercise price ranges:


                                                                           Weighted
                                                                           Average   Aggregate
                                                                Number of  Exercise  Intrinsic
                                Exercise Price Range             Options    Price      Value
-------------------------------------------------------------  ---------- --------- ------------
$16.10 to $30.32                                               1,023,572    $20.21  $12,723,000
$30.33 to $51.76                                                 679,550    $45.54  $         -

     The total intrinsic value of stock options exercised during the nine month periods ended September 30, 2006 and 2005 was $14.1 million and $18.8 million, respectively. The total intrinsic value of stock options that are vested as of September 30, 2006 and 2005 was $12.7 million and $41.8 million, respectively. The total intrinsic value of stock awards vested during the nine month periods ended September 30, 2006 and 2005 was $1.7 million and $3.4 million, respectively. The total cash received from employees as a result of employee stock option exercises for the nine month periods ended September 30, 2006 and 2005 was $3.8 million and $10.0 million, respectively. In connection with these exercises, the tax benefits realized for the nine months ended September 30, 2006 and 2005 were $4.9 million and $6.6 million, respectively. We settle employee stock options with newly issued shares.

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

     Key input assumptions used to estimate the fair value of stock options granted on June 28, 2006 are as follows:

                                                   LTIP
                                               Participants  All Others
                                              -------------  ----------
Stock price on date of issuance                     $51.76      $51.76
Grant date fair value per share                     $18.95      $16.47
Number of options granted                          262,750     107,700
Expected term (years)                                  6.0         4.5
Risk free rate of return                              5.21  %     5.19  %
Volatility                                            28.0  %     28.9  %
Dividend yield                                         0.5  %      0.5  %
Forfeiture rate                                          -  %     10.0  %


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

3.       Capital Stock

     In July 2006, we announced a $50 million on-going stock repurchase program. Our previous stock repurchase program approved in February 2000 had remaining authorization of $8 million. For the three and nine months ended September 30, 2006, we repurchased 111,380 shares at a weighted average cost per share of $37.30 under the February 2000 program.

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

     During the three and nine month periods ended September 30, 2006, we recorded a pretax charge of $5.5 million and $7.8 million, respectively for Medicare Cap. The components of the pretax charge for the nine months ended September 30, 2006 are as follows (in thousands):

                                        All
                           Phoenix     Other      Total
                          ---------  ---------  ---------
2006 Measurement Period     $3,961     $2,249     $6,210
2005 Measurement Period        671        961      1,632
                          ---------  ---------  ---------
     Total                  $4,632     $3,210     $7,842
                          =========  =========  =========


     The Phoenix program is discussed in further detail in Note 5 below. Charges for the 2005 measurement period relate to prior year billing limitations resulting from the fiscal intermediary reallocating admissions for deceased Medicaid patients who received hospice care from multiple providers. As of September 30, 2006 and December 31, 2005, respectively, we had $9.7 million and $2.4 million accrued in current liabilities in the accompanying balance sheet for the Medicare Cap.

5.   VITAS' Phoenix Program
     On September 28, 2006, we announced our intention to exit the hospice market in Phoenix, Arizona. We have been successful in growing admissions of terminally ill patients who reside primarily in assisted living settings. Patients residing in these types of facilities tend to exit curative care and enter into hospice care relatively early in their terminal diagnosis. The current Medicare Cap limits payment for hospice care when a significant portion of the patient census enters into hospice early in their terminal diagnosis. Although we have, on average, relatively short average and median lengths of stay in the majority of our programs, all programs are measured separately and cannot be considered in the aggregate of programs under common control. Due to these billing limitations, the Phoenix program has had an operating loss through the first nine months of 2006. The operating results (unaudited) of the Phoenix program are as follows (in thousands):

                                                      Three months ended  Nine months ended
                                                         September 30,      September 30,
                                                      ------------------- ------------------
                                                          2006     2005      2006     2005
                                                      ----------- ------- --------- --------
Net revenue before Medicare cap                          $ 2,398  $2,436   $ 7,171   $8,043
Medicare cap                                              (2,891)      -    (4,632)       -
                                                      ----------- ------- --------- --------
 Net revenue                                                (493)  2,436     2,539    8,043
Cost of services provided                                 (1,791) (1,812)   (5,475)  (5,423)
Selling, general and administrative expenses                 (22)    (23)      (65)     (75)
Depreciation                                                 (28)     (9)      (80)     (15)
Amortization                                                 (67)      -      (267)       -
                                                      ----------- ------- --------- --------
 Income (loss) before income taxes                        (2,401)    592    (3,348)   2,530
Income tax benefit (provision)                             1,068    (256)    1,484   (1,110)
                                                      ----------- ------- --------- --------
 Income (loss) from continuing operations                $(1,333) $  336   $(1,864)  $1,420
                                                      =========== ======= ========= ========

Impairment charge                                        $(2,419) $    -   $(2,419)  $    -
Income tax benefit                                         1,064       -     1,064        -
                                                      ----------- ------- --------- --------

Impairment charge, net of tax benefit                    $(1,355) $    -   $(1,355)  $    -
                                                      =========== ======= ========= ========


     The operating results, balance sheet accounts and cash flows of the Phoenix program have been included in continuing operations for the three and nine months ended September 30, 2006 and 2005. We intend to either close or sell the Phoenix program by December 31, 2006. As a result of our announcement, we performed interim impairment tests of our long-lived assets of the Phoenix operation as of September 30, 2006 in accordance with Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." An impairment charge of $2.4 million was recorded for the referral network intangible asset and fixed assets during the third quarter of 2006. The impairment charge is included in income from operations in the accompanying statement of income.

6.   Segments
     Service revenues and sales and aftertax earnings by business segment are as follows (in thousands):

                                          Three months ended     Nine months ended
                                           September 30,             September 30,
                                     ------------------------ --------------------------
                                        2006         2005        2006          2005
                                     -----------  ----------- ------------  ------------
 Service Revenues and Sales
----------------------------
VITAS                                  $174,795     $160,408     $515,411      $460,146
Roto-Rooter                              78,407       72,920      233,812       218,128
                                     -----------  ----------- ------------  ------------
              Total                    $253,202     $233,328     $749,223      $678,274
                                     ===========  =========== ============  ============

Aftertax Earnings
-----------------
VITAS                                  $  7,798     $ 11,663     $ 30,054      $ 31,876
Roto-Rooter                               8,509        7,080       22,713        20,265
                                     -----------  ----------- ------------  ------------
              Total                      16,307       18,743       52,767        52,141
Corporate                                (6,120)      (4,111)     (17,523)      (18,493)
Discontinued operations                  (2,226)           -       (2,226)       (2,015)
                                     -----------  ----------- ------------  ------------
              Net income               $  7,961     $ 14,632     $ 33,018      $ 31,633
                                     ===========  =========== ============  ============


     Historically, we have allocated stock-based compensation expense to the segment that employs its recipient. In connection with our adoption of SFAS 123(R), we re-assessed the classification within our business segments of stock-based compensation expense and determined that our chief decision maker analyzes stock-based compensation as a corporate expense. Accordingly, all stock-based compensation expense for 2006 and 2005 has been included as a corporate expense in the chart above.

7.   Earnings per Share
     Earnings per share are computed using the weighted average number of shares of capital stock outstanding. Earnings and diluted earnings per share for 2006 and 2005 are computed as follows (in thousands, except per share data):

                                         Income from Continuing
                                              Operations               Net Income
                                       ------------------------ ------------------------
                                                       Earnings                  Earnings
 For the Three Months Ended                              per                       per
     September 30,                     Income  Shares   Share   Income  Shares    Share
     -------------                     ------  ------   -----   ------  ------    -----
2006
 Earnings                               $10,187 26,190    $0.39   $7,961 26,190    $0.30
                                                        =======                  =======
 Dilutive stock options                       -    393                 -    393
 Nonvested stock awards                       -     50                 -     50
                                        ------- ------           ------- ------
      Diluted earnings                  $10,187 26,633    $0.38   $7,961 26,633    $0.30
                                        ======= ======  =======  ======= ======  =======

2005
 Earnings                               $14,632 25,719    $0.57  $14,632 25,719    $0.57
                                                        =======                  =======
 Dilutive stock options                       -    617                 -    617
 Nonvested stock awards                       -     65                 -     65
                                        ------- ------           ------- ------
      Diluted earnings                  $14,632 26,401    $0.55  $14,632 26,401    $0.55
                                        ======= ======  =======  ======= ======  =======

                                               Income from Continuing
                                                      Operations               Net Income
                                              ------------------------- -------------------------
                                                               Earnings                  Earnings
                                                                 per                       per
     For the Nine Months Ended September 30,   Income  Shares   Share    Income  Shares   Share
--------------------------------------------- -------- ------- -------- -------- ------- --------
2006
 Earnings                                     $35,244  26,147    $1.35  $33,018  26,147    $1.26
                                                               ========                  ========
 Dilutive stock options                             -     546                 -     546
 Nonvested stock awards                             -      57                 -      57
                                              -------- -------          -------- -------
      Diluted earnings                        $35,244  26,750    $1.32  $33,018  26,750    $1.23
                                              ======== ======= ======== ======== ======= ========

2005
 Earnings                                     $33,648  25,453    $1.32  $31,633  25,453    $1.24
                                                               ========                  ========
 Dilutive stock options                             -     676                 -     676
 Impact of LTIP shares issued                       -      12                 -      12
 Nonvested stock awards                             -      61                 -      61
                                              -------- -------          -------- -------
      Diluted earnings                        $33,648  26,202    $1.28  $31,633  26,202    $1.21
                                              ======== ======= ======== ======== ======= ========


     The EPS impact of discontinued operations was $0.09 for the three and nine months ended September 30, 2006, respectively. The EPS impact of discontinued operations was zero and $0.08 for the three and nine months ended September 30, 2005, respectively. The diluted EPS impact of discontinued operations was $0.08 and $0.09 for the three and nine months ended September 30, 2006, respectively. The diluted EPS impact of discontinued operations was zero and $0.07 for the three and nine months ended September 30, 2005, respectively.

     Excluded from diluted earnings per share were 372,150 and 128,807 stock options outstanding that were determined to be anti-dilutive for the three and nine months ended September 30, 2006, respectively. There were no anti-dilutive stock options outstanding for the comparable periods of 2005.

8.   Other Expenses - Net
     Other expenses - net, included in continuing operations, comprises the following (in thousands):

                                                  Three months ended       Nine months ended
                                                     September 30,           September 30,
                                                -----------------------  ---------------------
                                                   2006         2005       2006       2005
                                                ------------  ---------  ---------  ----------
Asset impairment related to selling or
   closing VITAS' Phoenix operation                  $2,419      $   -     $2,419       $   -
Costs related to class action litigation                273          -        273           -
Adjustments to transaction-related costs
   of the VITAS acquisition                               -       (130)         -        (801)
                                                ------------  ---------  ---------  ----------
     Total other expenses                            $2,692      $(130)    $2,692       $(801)
                                                ============  =========  =========  ==========

9.   Other Income -- Net
     Other income - net, included in continuing operations, comprises the following (in thousands):

                                                                 Three Months Ended    Nine Months Ended
                                                                    September 30,         September 30,
                                                                --------------------- ---------------------
                                                                  2006        2005      2006        2005
                                                                ---------   --------- ----------   --------
Interest income                                                     $426      $  530     $1,977     $1,443
(Loss)/gain on trading investments of employee benefit trust         340         796        825      1,114
(Loss)/gain on disposal of property and equipment                    (50)        (67)      (105)       (86)
Other - net                                                           (1)         58         37        173
                                                                ---------   --------- ----------   --------
     Total other income                                             $715      $1,317     $2,734     $2,644
                                                                =========   ========= ==========   ========


10.  Other Current Liabilities
     Other current liabilities as of September 30, 2006 and December 31, 2005 consist of the following (in thousands):

                                                        2006     2005
                                                     -------- --------
Accrued legal settlements                            $ 1,946  $23,108
Accrued divestiture expenses                           2,720    3,895
Accrued Medicare Cap estimate                          9,728    2,410
Other                                                 13,066   18,845
                                                     -------- --------

     Total other current liabilities                 $27,460  $48,258
                                                     =======  =======


11.        2002 Executive Long-Term Incentive Plan
     No performance targets under the LTIP were reached in the three or nine months ended September 30, 2006. As of September 30, 2006, no accrual was recorded for awards under the earnings component or the remaining market price component of the LTIP since no awards have been granted.

12.  Long-term Debt and Extinguishment of Debt
     On March 31, 2006, we repaid in full our $84.4 million term loan with JPMorgan Chase Bank. The term loan was paid with a combination of cash on hand and a draw on our revolving credit facility. At that time, we also amended the $175 million revolving credit facility with JPMorgan Chase Bank to reduce the commitment and annual fees and to reduce the floating interest rate by approximately 50 basis points. The interest rate of the amended revolving credit agreement is LIBOR plus 1.25%. The amended revolving credit facility also includes an "accordion" feature that allows us the opportunity to expand the facility by $50 million. In connection with the repayment of the term loan, we recorded a write-off of unamortized debt issuance costs of $430,000.

     The following is a schedule by year of required long-term debt payments as of September 30, 2006 (in thousands):

         September 2007         $   207
         September 2008             208
         September 2009             159
         September 2010          15,429
         September 2011         150,000
                                -------
          Total debt            166,003
         Less: Current portion     (207)
                                -------
          Total long-term debt $165,796
                                =======

     We are in compliance with all debt covenants as of September 30, 2006. We have issued $33.3 million in standby letters of credit as of September 30, 2006 mainly for insurance purposes. Issued letters of credit reduce our available credit under the revolving credit agreement. As of September 30, 2006, we have approximately $126.3 million of unused lines of credit available and eligible to be drawn down under our revolving credit facility, excluding the accordion feature.

13.  Loans Receivable from Independent Contractors
     The Roto-Rooter segment sublicenses with approximately sixty independent contractors to operate certain plumbing repair and drain cleaning businesses in lesser-populated areas of the United States and Canada. As of September 30, 2006, we had notes receivable from independent contractors totaling $2.2 million (December 31, 2005-$2.6 million). In most cases these loans are fully or partially secured by equipment owned by the contractor. The interest rates on the loans range from 5% to 8% per annum and the remaining terms of the loans range from two months to 5.4 years at September 30, 2006. During the three months ended September 30, 2006, we recorded revenues of $4.5 million (2005-$4.3 million) and pretax profits of $1.7 million (2005-$1.6 million) from our independent contractors. During the nine months ended September 30, 2006, we recorded revenues of $14.1 million (2005-$13.3 million) and pretax profits of $5.5 million (2005-$4.6 million) from our independent contractors.

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

14.  Pension and Retirement Plans
     All of our plans that provide retirement and similar benefits are defined contribution plans. Expenses for our pension and profit-sharing plans, ESOP's, excess benefit plans and other similar plans are $2.6 million and $3.4 million for the three months ended September 30, 2006 and 2005, respectively. Expenses for our pension and profit-sharing plans, ESOP's, excess benefit plans and other similar plans are $7.5 million and $8.7 million for the nine months ended September 30, 2006 and 2005, respectively.

15.  Litigation
     We are party to a class action lawsuit filed in the Third Judicial Circuit Court of Madison County, Illinois in June of 2000 by Robert Harris, alleging certain Roto-Rooter plumbing was performed by unlicensed employees. We contested these allegations and believe them without merit. Plaintiff moved for certification of a class of customers in 32 states who allegedly paid for plumbing work performed by unlicensed employees. Plaintiff also moved for partial summary judgment on grounds the licensed apprentice plumber who installed his faucet did not work under the direct personal supervision of a licensed master plumber. On June 19, 2002, the trial judge certified an Illinois-only plaintiffs class and granted summary judgment for the named party Plaintiff on the issue of liability, finding violation of the Illinois Plumbing License Act and the Illinois Consumer Fraud Act through Roto-Rooter's representation of the licensed apprentice as a plumber. The court did not rule on certification of a class in the remaining 31 states. In December 2004, we reached a resolution of this matter with the Plaintiff. The court approved this settlement in July 2006. We accrued $3.1 million in 2004 as the anticipated cost of settling this litigation.

     Like other large California employers, our VITAS subsidiary faces allegations of purported class-wide wage and hour violations. It was party to a class action lawsuit filed in the Superior Court of California, Los Angeles County, in April of 2004 by Ann Marie Costa, Ana Jimenez, Mariea Ruteaya and Gracetta Wilson ("Costa"). This case alleged failure to pay overtime wages for hours worked "off the clock" on administrative tasks, including voicemail retrieval, time entry, travel to and from work, and pager response. This case also alleged VITAS failed to provide meal and break periods to a purported class of California nurses, home health aides and licensed clinical social workers. The case also sought payment of penalties, interest, and Plaintiffs' attorney fees. VITAS contested these allegations.

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

     VITAS is party to a class action lawsuit filed in the Superior Court of California, Los Angeles County, in September 2006 by Bernadette Santos, Keith Knoche and Joyce White ("Santos"). This case, filed by the Costa case plaintiffs' counsel, makes similar allegations of failure to pay overtime and failure to provide meal and rest periods to a purported class of California admissions nurses, chaplains and sales representatives. The case likewise seeks payment of penalties, interest and plaintiffs' attorney fees. VITAS contests these allegations. The lawsuit is in its early stage and we are unable to estimate our potential liability, if any, with respect to these allegations. Regardless of outcome, defense of litigation adversely affects us through defense costs, diversion of our time and related publicity.

     In the normal course of business, we are a party to various claims and legal proceedings. We record a reserve for these matters when an adverse outcome is probable and the amount of the potential liability is reasonably estimable.


16.  OIG Investigation
     On April 7, 2005, we announced the Office of Inspector General ("OIG") for the Department of Health and Human Services served VITAS with civil subpoenas relating to VITAS' alleged failure to appropriately bill Medicare and Medicaid for hospice services. As part of this investigation, the OIG selected medical records for 320 past and current patients from VITAS' three largest programs for review. It also sought policies and procedures dating back to 1998 covering admissions, certifications, recertifications and discharges. During the third quarter of 2005 and again in May 2006, the OIG requested additional information from us. A qui tam complaint has been filed in U.S. District Court for the Southern District of Florida. We are conferring with the U.S. Attorney regarding our defenses to the complaint allegations. The U.S. Attorney has not decided whether to intervene in the qui tam action. We have incurred pretax expense related to complying with OIG requests of $344,000 for the quarter ended September 30, 2006 and $818,000 for the nine months ended September 30, 2006.

     The government continues to investigate the complaint's allegations, against which VITAS is presently defending. We are unable to predict the outcome of this matter or the impact, if any, that the investigation may have on the business, results of operations, liquidity or capital resources. Regardless of outcome, responding to the subpoenas can adversely affect us through defense costs, diversion of our time and related publicity.

17.  Patient Care Settlement
     On September 28, 2006, we announced a preliminary settlement in regard to litigation related to the 2002 divestiture of our Patient Care business segment. In connection with the sale of Patient Care in 2002, $5.0 million of the cash purchase price was placed in escrow pending collection of third-party payer receivables on Patient Care's balance sheet at the sale date. As of that date, $4.2 million had been returned and the remainder was being withheld pending the settlement of certain third-party payer claims. We have a long-term receivable due in October 2007 from Patient Care of $12.5 million. We also had current accounts receivable from Patient Care for the post-closing balance sheet valuation and for expenses paid by us after closing on Patient Care's behalf of $3.4 million. We were in litigation with Patient Care over the collection of these current amounts and their allegations that our acquisition of VITAS violated a non-compete covenant in the sales agreement. We also have a warrant to purchase 2% of Patient Care's common stock that we recorded as a $1.4 million investment.

     We settled this case in October 2006. We agreed to forgive $1.2 million of the current receivable related to the post-closing balance sheet valuation and convert the remaining amount into debt secured by a promissory note with the same terms as the $12.5 million long-term receivable. We have incurred additional costs related to the settlement of $1.1 million for additional insurance and legal costs related to workers' compensation claims incurred prior to the sale. An after tax charge of $1.5 million has been recorded as discontinued operations in the accompanying unaudited consolidated statement of income for the three and nine months ended September 30, 2006. As a part of the settlement, we determined that the value of the warrants has been permanently impaired and have recorded a pretax impairment charge of $1.4 million. This charge is included in income from continuing operations on the statement of income.

18.  Related Party Agreements
     In October 2004, VITAS entered into a pharmacy services agreement ("Agreement") with Omnicare, Inc. ("OCR") whereby OCR will provide specified pharmacy services for VITAS and its hospice patients in geographical areas served by both VITAS and OCR. The Agreement has an initial term of three years that renews automatically thereafter for one-year terms. Either party may cancel the Agreement at the end of any term by giving written notice at least 90 days prior to the end of said term. In June 2004, VITAS entered into a pharmacy services agreement with excelleRx. The agreement has a one-year term and automatically renews unless either party provides a 90-day written termination notice. Subsequent to June 2004, OCR acquired excelleRx. Under both agreements, VITAS made purchases of $8.0 million and $22.3 million for the three and nine month periods ended September 30, 2006 and has accounts payable of $4.2 million at September 30, 2006. Mr. E. L. Hutton is non-executive Chairman and a director of the Company and OCR. Mr. Joel F. Gemunder, President and Chief Executive Officer of OCR, Mr. Charles H. Erhart, Jr. and Ms. Sandra Laney are directors of both OCR and the Company. Mr. Kevin J. McNamara, President, Chief Executive Officer and director of the Company, is a director emeritus of OCR. We believe that the terms of these agreements are no less favorable to VITAS than we could negotiate with an unrelated party.

19.  Cash Overdrafts Payable
     Included in accounts payable at September 30, 2006 are cash overdrafts payable of $10.2 million (December 31, 2005 - $8.0 million).

20.  Change in Accounting Principle
     Effective September 30, 2006, we changed the date of our annual goodwill impairment analysis to October 1. Previously, we performed this annual goodwill impairment test on December 31. We believe this change in accounting principle is preferable because the new date coincides with the US federal government's fiscal year end of September 30 and therefore allows for a better estimation of the Medicare related cash flows of our VITAS business. Medicare pays in excess of 90% of VITAS' revenue. Of the total goodwill recorded as of September 30, 2006, approximately 75% is related to VITAS. Due to the Medicare Cap discussed above, October 1 is the date when cash flows from our hospice programs are most predictable. The change in accounting principle will have no effect on our consolidated financial statements.

21.  Recent Accounting Statements
     In September 2006, the SEC staff issued Staff Accounting Bulletin No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in the Current Year Financial Statements" ("SAB 108"). Traditionally, there have been two widely recognized methods for quantifying the effects of financial statement misstatements. The first, called the "roll-over" method, focuses primarily on the income statement effect of a misstatement but its use can lead to the accumulation of misstatements on the balance sheet. The other method, referred to as the "iron curtain" method, focuses primarily on the balance sheet effect of a misstatement but its use can cause out-of-period adjustments in the income statement. We currently use the roll-over method.

     SAB 108 requires companies to evaluate financial statement misstatements using both methods, referred to as the "dual approach." An issuer may either restate all periods presented as if the dual approach had always been used or record the cumulative effect of using the dual approach to assets and liabilities with an offsetting adjustment to the opening balance of retained earnings as of January 1, 2006. We believe there will be no material impact on our financial statements as a result of adopting SAB 108.

     In September 2006, the FASB issued Statement No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans" ("SFAS 158"). The new standard will require employers to fully recognize the obligations associated with single-employer defined benefit pension, retiree healthcare and other postretirement plans in their financial statements. Under past accounting standards, the funded status of an employer's postretirement benefit plan (i.e., the difference between the plan assets and obligations) was not always completely reported in the balance sheet. Employers reported an asset or liability that almost always differed from the plan's funded status because previous accounting standards allowed employers to delay recognition of certain changes in plan assets and obligations that affected the costs of providing such benefits. The requirement to recognize the funded status of a benefit plan and the disclosure requirements are effective as of the end of the fiscal year ending after December 15, 2006. We believe there will be no material impact on our financial statements as a result of adopting SFAS 158.

     In September 2006, the FASB issued Statement No. 157, "Fair Value Measurements" ("SFAS 157"), which addresses how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under generally accepted accounting principles (GAAP). It sets a common definition of fair value to be used throughout GAAP. The new standard is designed to make the measurement of fair value more consistent and comparable and improve disclosures about those measures. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. We are currently evaluating the impact that SFAS 157 will have on our financial condition and results of operations.

     In September 2006, the FASB issued a staff position related to the accounting for planned major maintenance activities. The staff position sets forth four alternative methods of accounting for planned major maintenance activities but disallowed the accrue-in-advance method. The accrue-in-advance method provides for estimating the cost of major maintenance activities and accruing that cost in advance of the maintenance being performed. The guidance is effective for the first fiscal year beginning after December 15, 2006. We are currently evaluating the impact that this staff position will have on accounting related to our transportation equipment.

     In July 2006, the FASB issued Interpretation No. 48 ("FIN 48"), "Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement 109", which prescribes a comprehensive model for how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that it has taken or expects to take on a tax return. Upon adoption of FIN 48, the financial statements will reflect expected future tax consequences of such uncertain positions assuming the taxing authorities' full knowledge of the position and all relevant facts. FIN 48 also revises disclosure requirements and introduces an annual, tabular roll-forward of the unrecognized tax benefits. This interpretation is effective as of the beginning of fiscal years starting after December 15, 2006. We are currently evaluating the impact FIN 48 will have on our financial condition and results of operations.

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

     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Executive Summary
-----------------
     We operate through two wholly owned subsidiaries, VITAS Healthcare Corporation and Roto-Rooter Group, Inc. VITAS focuses on hospice care that helps make terminally ill patients' final days as comfortable as possible. Through its team of doctors, nurses, home health aides, social workers, clergy and volunteers, VITAS provides direct medical services to patients, as well as spiritual and emotional counseling to both patients and their families. Roto-Rooter's services are focused on providing plumbing and drain cleaning services to both residential and commercial customers. Through its network of company-owned branches, independent contractors and franchisees, Roto-Rooter offers plumbing and drain cleaning service to over 90% of the U.S. population.

     The following is a summary of the key operating results for the three and nine months ended September 30, 2006 and 2005 (in thousands except per share amounts):

                                                  Three Months Ended  Nine Months Ended
                                                     September 30,       September 30,
                                                  ------------------- -------------------
                                                    2006      2005      2006      2005
                                                  --------- --------- --------- ---------
Consolidated service revenues and sales           $253,202  $233,328  $749,223  $678,274

Consolidated income from continuing operations    $ 10,187  $ 14,632  $ 35,244  $ 33,648

Diluted EPS from continuing operations            $   0.38  $   0.55  $   1.32  $   1.28

     The increase in consolidated service revenues and sales for the three months ended September 30, 2006 was driven by a 9% increase at VITAS and an 8% increase at Roto-Rooter. The increase at VITAS was primarily the result of a 9% increase in average daily census (ADC) from the third quarter of 2005. The decrease in revenue caused by the charge taken for the Medicare Cap of $5.5 million offset the October 1, 2005 Medicare reimbursement rate increase of approximately 3%. The 8% increase at Roto-Rooter was driven primarily by a combination of job mix and price increases. Job count was essentially flat for the quarter. Consolidated income from continuing operations and diluted EPS from continuing operations decreased from the comparable three month period of 2005 due to the Medicare Cap charge, the impairment charge taken for VITAS' Phoenix program, the write-off of the Patient Care warrant and decreased margins at VITAS. As further shown in the results of operations section, consolidated income from continuing operations and diluted EPS from continuing operations include special items and adjustments that decreased aftertax earnings by $1.2 million and increased aftertax earnings by $1.7 million for the three months ended September 30, 2006 and 2005, respectively.

     The increase in consolidated service revenues and sales for the nine months ended September 30, 2006 was driven by a 12% increase at VITAS and a 7% increase at Roto-Rooter. The increase at VITAS was primarily the result of a 10% increase in average daily census (ADC) from the first nine months of 2005 and the October 1, 2005 Medicare reimbursement rate increase of approximately 3%. The increase at VITAS was partially offset by a $7.8 million reduction in revenue for Medicare Cap billing limitations. The increase at Roto-Rooter was driven primarily by a 1% increase in job count combined with an approximate 6% price increase. Consolidated income from continuing operations and diluted EPS from continuing operations increased as a result of the higher service revenues and sales, offset by the impairment charge taken for the Phoenix operation, the write-off of the Patient Care warrants and decreased margins at VITAS. As further shown in the results of operations section, consolidated income from continuing operations and diluted EPS from continuing operations include special items and adjustments that decreased aftertax earnings by $1.8 million and $1.3 million for the nine months ended September 30, 2006 and 2005, respectively.

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

     Effective September 30, 2006, we changed the date of our annual goodwill impairment analysis to October 1. Previously, we performed this annual goodwill impairment test on December 31. We believe this change in accounting principle is preferable because the new date coincides with the US federal government's fiscal year end of September 30 and therefore allows for a better estimation of the Medicare related cash flows of our VITAS business. Medicare pays in excess of 90% of VITAS' revenue. Of the total goodwill recorded as of September 30, 2006, approximately 75% is related to VITAS. Due to the Medicare Cap discussed above, October 1 is the date when cash flows from our hospice programs are most predictable. The change in accounting principle will have no effect on our consolidated financial statements.

Financial Condition
-------------------
Liquidity and Capital Resources
-------------------------------
     Significant changes in the balance sheet accounts from December 31, 2005 to September 30, 2006 include the following:

     o The $51.7 million decline in cash and cash equivalents from $57.1 million at December 31, 2005 to $5.4 million at September 30, 2006 is primarily attributable to the use of $69.1 million in cash to repay our $84.4 million term note, the use of approximately $20 million in cash to fund the Costa case settlement, the use of approximately $8.3 million for purchases of treasury stock and the delay in the monthly U.S. federal government payment for VITAS services. The U.S. federal government generally pays VITAS in the same month hospice care was provided. The payment due September 29, 2006 of $23.9 million was delayed until early October by the U.S. federal government due to its budgetary constraints. The cash uses were partially offset by cash provided by operations.

     o The decrease in other current liabilities of $20.8 million is primarily attributable to our funding of the Costa settlement during the second and third quarter of 2006. The legal accrual for the Costa case of $19.7 million at December 31, 2005 was classified in other current liabilities.

     o The reduction in long-term debt from $234.1 million at December 31, 2005 to $165.8 million at September 30, 2006 resulted from repayment of our $84.4 million term loan with JPMorgan Chase in March 2006, partially offset by borrowings on our revolving line of credit to fund a portion of the repayment.

     We have issued $33.3 million in standby letters of credit as of September 30, 2006 mainly for insurance purposes. Issued letters of credit reduce our available credit under the revolving credit agreement. As of September 30, 2006, we have approximately $126.3 million of unused lines of credit available and eligible to be drawn down under our revolving credit facility, excluding the accordion feature. We believe our liquidity and sources of capital are satisfactory for our needs in the foreseeable future.

Commitments and Contingencies
-----------------------------
     Collectively, the terms of our credit agreements provide that we are required to meet various financial covenants, to be tested quarterly. We are in compliance with all financial and other debt covenants as of September 30, 2006 and anticipate remaining in compliance throughout 2006.

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

     Like other large California employers, our VITAS subsidiary faces allegations of purported class-wide wage and hour violations. It was party to a class action lawsuit filed in the Superior Court of California, Los Angeles County, in April of 2004 by Ann Marie Costa, Ana Jimenez, Mariea Ruteaya and Gracetta Wilson ("Costa"). This case alleged failure to pay overtime wages for hours worked "off the clock" on administrative tasks, including voicemail retrieval, time entry, travel to and from work, and pager response. This case also alleged VITAS failed to provide meal and break periods to a purported class of California nurses, home health aides and licensed clinical social workers. The case also sought payment of penalties, interest, and Plaintiffs' attorney fees. VITAS contested these allegations.

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

     VITAS is party to a class action lawsuit filed in the Superior Court of California, Los Angeles County, in September 2006 by Bernadette Santos, Keith Knoche and Joyce White ("Santos"). This case, filed by the Costa case plaintiffs' counsel, makes similar allegations of failure to pay overtime and failure to provide meal and rest periods to a purported class of California admissions nurses, chaplains and sales representatives. The case likewise seeks payment of penalties, interest and plaintiffs' attorney fees. VITAS contests these allegations. The lawsuit is in its early stage and we are unable to estimate our potential liability, if any, with respect to these allegations. Regardless of outcome, defense of litigation adversely affects us through defense costs, diversion of our time and related publicity.

     On April 7, 2005, we announced the Office of Inspector General ("OIG") for the Department of Health and Human Services served VITAS with civil subpoenas relating to VITAS' alleged failure to appropriately bill Medicare and Medicaid for hospice services. As part of this investigation, the OIG selected medical records for 320 past and current patients from VITAS' three largest programs for review. It also sought policies and procedures dating back to 1998 covering admissions, certifications, recertifications and discharges. During the third quarter of 2005 and again in May 2006, the OIG requested additional information from us. A qui tam complaint has been filed in U.S. District Court for the Southern District of Florida. We are conferring with the U.S. Attorney regarding our defenses to the complaint allegations. The U.S. Attorney has not decided whether to intervene in the qui tam action. We have incurred pretax expense related to complying with OIG requests of $344,000 for the quarter ended September 30, 2006 and $818,000 for the nine months ended September 30, 2006.

     The government continues to investigate the complaint's allegations, against which VITAS is presently defending. We are unable to predict the outcome of this matter or the impact, if any, that the investigation may have on the business, results of operations, liquidity or capital resources. Regardless of outcome, responding to the subpoenas can adversely affect us through defense costs, diversion of our time and related publicity.

Results of Operations
Third Quarter 2006 versus Third Quarter 2005-Consolidated Results
-----------------------------------------------------------------
     Our service revenues and sales for the third quarter of 2006 increased 8.5% versus the third quarter of 2005. Of this increase, $14.4 million was attributable to VITAS and $5.5 million was attributable to Roto-Rooter, as follows (dollars in thousands):

                                                   Increase/(Decrease)
                                                   -------------------
                                                     Amount    Percent
                                                   ----------- -------
VITAS
 Routine Homecare                                     $16,309    14.6%
 Continuous Care                                        3,012    11.1%
 General Inpatient                                        569     2.7%
 Less: Medicare Cap                                    (5,503)      -
Roto-Rooter
 Plumbing                                               2,556     8.5%
 Drain Cleaning                                         2,722     8.5%
 Other                                                    209     1.9%
                                                   -----------

                                 Total                $19,874     8.5%
                                                   ===========

     The increase in VITAS' revenues for the third quarter of 2006 versus the third quarter of 2005 is attributable to increases in ADC of 9.9% and 7.0%, respectively, for routine homecare and continuous care. General inpatient ADC was unchanged between periods. ADC is a key measure we use to monitor volume growth in our hospice business. Changes in total program admissions and average length of stay for our patients are the main drivers of changes in ADC. The remainder of the revenue increase is due primarily to the annual increase in Medicare reimbursement rates in the fourth quarter of 2005. In excess of 90% of VITAS' revenues for both periods were from Medicare and Medicaid. The increase in VITAS revenue was partially offset by a reduction of $5.5 million for Medicare Cap including $2.9 million for the Phoenix program. The revenue reduction is the result of three programs reaching the Medicare Cap revenue limitation during the third quarter of 2006, including the Phoenix program.

     The increase in the plumbing revenues for the third quarter of 2006 versus 2005 comprises a 0.4% decrease in the number of jobs performed and an 8.9% increase in the average price per job. The increase in drain cleaning revenues for the third quarter of 2006 versus 2005 comprised a 0.4% decrease in the number of jobs and an 8.9% increase in the average price per job. The increase in other revenues is attributable primarily to increased revenue from independent contractor operations.

     The consolidated gross margin was 26.1% in the third quarter of 2006 as compared with 29.1% in the third quarter of 2005. On a segment basis, VITAS' gross margin was 17.4% in the third quarter of 2006 and 21.7% in the third quarter of 2005. The decrease in VITAS' gross margin in the third quarter of 2006 is primarily attributable to the $5.5 million reduction in revenue related to Medicare Cap billing limitations. This represents a decrease in VITAS margin of 3.1%. The remaining margin decrease is primarily the result of increased manpower and labor capacity relative to ADC. Given the inherent difficulty in hiring and retaining qualified healthcare professionals, management continued to build manpower in anticipation of an increase in admissions and overall census in the majority of its programs in the fourth quarter of 2006. Roto-Rooter segment's gross margin was 45.4% in the third quarter of 2006 and 45.7% in the third quarter of 2005.

     Selling, general and administrative expenses ("SG&A") for the third quarter of 2006 were $39.2 million, an increase of $737,000 (1.9%) versus the third quarter of 2005. The increase is largely due to higher revenues by both segments which increase certain variable selling costs.

     Other expenses - net, included in income from operations, include an impairment charge of $2.4 million related to our intention to close or sell VITAS' Phoenix program by December 31, 2006. As a result of our announcement, we performed interim impairment tests of our long-lived assets of the Phoenix operation as of September 30, 2006 in accordance with Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." The impairment charge was recorded for the referral network intangible asset and fixed assets.

     Income from operations decreased $6.0 million from $24.5 million in the third quarter of 2005 to $18.5 million in the third quarter of 2006. The decrease is attributable to the decrease in gross margin and the Phoenix impairment charge.

     Interest expense, substantially all of which is incurred at Corporate, declined from $5.1 million in the third quarter of 2005 to $4.1 million in the third quarter of 2006. This decline is due primarily to the reduction of outstanding debt balances.

     As part of our Patient Care settlement, we determined that the value of the warrant has been permanently impaired and have recorded a pretax impairment charge of $1.4 million. This charge is included in income from continuing operations on the statement of income.

     Our effective income tax rate decreased from 29.1% in the third quarter of 2005 to 25.8% in the third quarter of 2006. The decrease relates to adjustments made upon expiration of certain statutes of limitations.

     Income from continuing operations decreased $4.4 million or 30% in the third quarter of 2006 as compared to the third quarter of 2005. Income from continuing operations for both periods included the following aftertax special items/adjustments that increased/(reduced) aftertax earnings (in thousands):

                                                                         Three Months Ended
                                                                            September 30,
                                                                        ---------------------
                                                                          2006        2005
                                                                        ----------   --------
Asset impairment charges related to selling or closing VITAS' Phoenix
operation                                                                 $(1,355)     $   -
Loss from impairment of investment                                           (918)         -
Stock option expense                                                         (379)         -
Legal expenses of OIG investigation                                          (213)      (192)
Costs related to class action litigation                                     (169)         -
Tax adjustments upon expiration of certain statutes                         1,791      1,787
Adjustments to transaction costs                                                -        130
                                                                        ----------   --------

                                                                          $(1,243)    $1,725
                                                                        ==========   ========


     In addition, VITAS' Phoenix program recorded an aftertax operating loss of $2.7 million in the third quarter of 2006 including the impairment charge, as compared to aftertax operating income of $337,000 for the comparable period of 2005.

     Discontinued operations in the third quarter of 2006 include aftertax charges related to the settlement of certain items related to our sale of Patient Care in 2002 and additional charges related to environmental costs in connection with DuBois Chemical which we sold in 1991.

Third quarter 2006 versus Third quarter 2005-Segment Results
------------------------------------------------------------
     The change in net income for the third quarter of 2006 versus the third quarter of 2005 is due to (dollars in thousands):

                                                    Net Income
                                                Increase/(Decrease)
                                             -------------------------
                                                Amount       Percent
                                             ------------  -----------
VITAS                                            $(3,865)       -33.1%
Roto-Rooter                                        1,429         20.2%
Corporate                                         (2,009)       -48.9%
Discontinued operations                           (2,226)           -
                                             ------------

                                                 $(6,671)       -45.6%
                                             ============

First Nine Months of 2006 versus First Nine Months of 2005-Consolidated Results
-------------------------------------------------------------------------------
     Our service revenues and sales for the first nine months of 2006 increased 10.5% versus the first nine months of 2005. Of this increase, $55.2 million was attributable to VITAS and $15.7 million was attributable to Roto-Rooter, as follows (dollars in thousands):

                                          Increase/(Decrease)
                                          --------------------
                                           Amount      Percent
                                          ---------    -------
VITAS
 Routine Homecare                          $47,447       14.9%
 Continuous Care                            12,182       15.7%
 General Inpatient                           3,479        5.5%
 Less: Medicare Cap                         (7,843)         -
Roto-Rooter
 Plumbing                                    5,784        6.6%
 Drain Cleaning                              8,671        8.9%
 Other                                       1,229        3.7%
                                          ---------

                Total                      $70,949       10.5%
                                          =========

     The increase in VITAS' revenues for the first nine months of 2006 versus the first nine months of 2005 is attributable to increases in ADC of 10.1%, 10.2% and 2.2%, respectively, for routine homecare, continuous care and general inpatient. ADC is a key measure we use to monitor volume growth in our hospice business. Changes in total program admissions and average length of stay for our patients are the main drivers of changes in ADC. The remainder of the revenue increase is due primarily to the annual increase in Medicare reimbursement rates in the fourth quarter of 2005. In excess of 90% of VITAS' revenues for both periods were from Medicare and Medicaid. The increase in VITAS revenue was partially offset by a reduction of $7.8 million for Medicare Cap including $4.6 million for the Phoenix program. The revenue reduction is the result of three programs reaching the Medicare Cap revenue limitation during the first nine months of 2006.

     The increase in the plumbing revenues for the first nine months of 2006 versus 2005 comprises a 0.4% increase in the number of jobs performed and a 6.2% increase in the average price per job. The increase in drain cleaning revenues for the first nine months of 2006 versus 2005 comprised a 0.9% increase in the number of jobs and a 8.0% increase in the average price per job. The average price per job for both plumbing and drain cleaning was positively impacted by the continued shift to commercial jobs. Overall, the number of commercial jobs increased 1.3% while the number of residential jobs increased 0.5%. This is a favorable shift in job mix since a commercial job averaged approximately 33% more revenue per job through the first nine months of 2006 than a residential job. The increase in other revenues is attributable primarily to increased revenue from the independent contractor operations.

     The consolidated gross margin was 27.1% in the first nine months of 2006 as compared with 29.3% in the first nine months of 2005. On a segment basis, VITAS' gross margin was 18.8% in the first nine months of 2006 and 21.4% in the first nine months of 2005. The decrease in VITAS' gross margin in 2006 is primarily attributable to the $7.8 million reduction in revenue for the Medicare Cap billing limitation and excess patient care capacity experienced in the first and third quarter of 2006. Roto-Rooter segment's gross margin was 45.4% in the first nine months of 2006 and 46.1% in the first nine months of 2005. The decrease in Roto-Rooter's gross margin in 2006 is primarily attributable to a benefit realized in the first quarter of 2005 of $1.6 million (pretax) related to prior period casualty insurance claims.

     Selling, general and administrative expenses ("SG&A") for the first nine months of 2006 were $116.3 million, an increase of $1.3 million (1.1%) versus the first nine months of 2005. The increase is largely due to higher revenues by both segments which increase certain variable selling costs, such as commissions.

     Other expenses - net, included income from operations, include an impairment charge of $2.4 million related to our intention to close or sell VITAS' Phoenix program by December 31, 2006. As a result of our announcement, we performed interim impairment tests of our long-lived assets of the Phoenix operation as of September 30, 2006 in accordance with Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." The impairment charge was recorded for the referral network intangible asset and fixed assets.

     Income from operations decreased $1.7 million from $69.2 million in the first nine months of 2005 to $67.5 million in the first nine months of 2006. The decrease in the consolidated gross margin and the Phoenix impairment charge caused the decrease.

     Interest expense, substantially all of which is incurred at Corporate, declined from $16.0 million in the first nine months of 2005 to $13.7 million in the first nine months of 2006. This decline is due primarily to the reduction in debt outstanding that occurred as a result of the February 2005 and 2006 refinancings, as well as subsequent debt payments.

     We tentatively settled our litigation with Patient Care in the third quarter of 2006. As part of the settlement, we determined that the value of the warrant has been permanently impaired and recorded a pretax impairment charge of $1.4 million. This charge is included in income from continuing operations on the statement of income.

     Loss on extinguishment of debt decreased from $4.0 million in the first nine months of 2005 to $430,000 in the first nine months of 2006. The 2005 loss on extinguishment relates to the refinancing in February 2005. The loss on extinguishment in 2006 relates to the early repayment of our $84.4 million term loan in March 2006.

     Our effective income tax rate increased from 35.1% in the first nine months of 2005 to 35.5% in the first nine months of 2006.

     Income from continuing operations increased $1.6 million or 4.7% in the first nine months of 2006 as compared to the first nine months of 2005. Income from continuing operations for both periods included the following aftertax special items/adjustments that increased/(reduced) aftertax earnings (in thousands):

                                                                            Nine Months Ended
                                                                              September 30,
                                                                            -----------------
                                                                             2006     2005
                                                                            -------- --------
Asset impairment charges related to selling or closing VITAS' Phoenix
operation                                                                  $ (1,355)  $    -
Loss from impairment of investment                                             (918)       -
Legal expenses of OIG investigation                                            (507)    (352)
Stock option expense                                                           (391)    (137)
Loss on extinguishment of debt                                                 (273)  (2,523)
Costs related to class action litigation                                       (169)       -
Tax adjustments upon expiration of certain statutes                           1,791    1,787
LTIP                                                                              -   (1,847)
Adjustments to transaction costs                                                  -      801
Favorable adjustment for insurance                                                -    1,014
                                                                            -------- --------

                                                                            $(1,822) $(1,257)
                                                                            ======== ========

     In addition, VITAS' Phoenix program recorded an aftertax operating loss of $3.2 million in the first nine months of 2006 including the impairment charge, as compared to aftertax operating income of $1.4 million for the comparable period of 2005.

First Nine Months of 2006 versus First Nine Months of 2005-Segment Results
--------------------------------------------------------------------------
     The change in net income for the first nine months of 2006 versus the first nine months of 2005 is due to (dollars in thousands):

                                                       Net Income
                                                   Increase/(Decrease)
                                                  --------------------
                                                     Amount    Percent
                                                  ------------ -------
VITAS                                                 $(1,822)   -5.7%
Roto-Rooter                                             2,448    12.1%
Corporate                                                 970     5.2%
Discontinued operations                                  (211)  -10.5%
                                                  ------------

                                                       $1,385     4.4%
                                                  ============

     The following chart updates historical unaudited financial and operating data of VITAS, acquired in February 2004 (dollars in thousands, except dollars per patient day):



                   CHEMED CORPORATION AND SUBSIDIARY COMPANIES
                     OPERATING STATISTICS FOR VITAS SEGMENT
         FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005
                                  (unaudited)

                                                     Three Months Ended    Nine Months Ended
                                                        September 30,        September 30,
                                                     -------------------  -------------------
                                                       2006     2005        2006     2005
                                                       ----     ----        ----     ----
 OPERATING STATISTICS
  Net revenue ($000) (a)
       Homecare                                      $128,268  $111,959   $366,888  $319,441
       Inpatient                                       21,890    21,321     66,779    63,300
       Continuous care                                 30,140    27,128     89,587    77,405
                                                     --------  --------   --------  --------
            Total before Medicare cap allowance      $180,298  $160,408   $523,254  $460,146
       Medicare cap allowance                          (5,503)        -     (7,843)        -
                                                     --------  --------   --------  --------
            Total                                    $174,795  $160,408   $515,411  $460,146
                                                     ========  ========   ========  ========
  Net revenue as a percent of total before
  Medicare cap allowance
       Homecare                                          71.2    % 69.8  %    70.1    % 69.4 %
       Inpatient                                         12.1      13.3       12.8      13.8
       Continuous care                                   16.7      16.9       17.1      16.8
                                                     --------  --------   --------  --------
            Total before Medicare cap allowance         100.0     100.0      100.0     100.0
       Medicare cap allowance                            (3.1)        -       (1.5)        -
                                                     --------  --------   --------  --------
            Total                                        96.9   % 100.0  %    98.5   % 100.0 %
                                                     ========  ========   ========  ========
  Average daily census ("ADC") (days)
       Homecare                                         6,670     5,972      6,419     5,719
       Nursing home                                     3,590     3,366      3,484     3,276
                                                     --------  --------   --------  --------
            Routine homecare                           10,260     9,338      9,903     8,995
       Inpatient                                          401       404        413       404
       Continuous care                                    552       517        553       502
                                                     --------  --------   --------  --------
            Total                                      11,213    10,259     10,869     9,901
                                                     ========  ========   ========  ========

  Total Admissions                                     12,753    12,375     39,718    37,969
  Total Discharges                                     12,621    12,025     38,640    36,766
  Average length of stay (days)                          71.0      66.5       70.5      66.8
  Median length of stay (days)                           14.0      13.0       13.0      12.0
  ADC by major diagnosis
       Neurological                                      33.6    % 32.1  %    33.4    % 32.0 %
       Cancer                                            20.1      21.3       20.1      21.4
       Cardio                                            14.7      14.9       14.9      15.1
       Respiratory                                        6.9       7.1        7.1       7.1
       Other                                             24.7      24.6       24.5      24.4
                                                     --------  --------   --------  --------
            Total                                       100.0   % 100.0  %   100.0   % 100.0 %
                                                     ========  ========   ========  ========
  Admissions by major diagnosis
       Neurological                                      19.3    % 18.0  %    19.9    % 18.8 %
       Cancer                                            37.0      38.3       35.4      36.6
       Cardio                                            12.4      12.4       13.2      13.5
       Respiratory                                        6.7       6.3        7.2       7.2
       Other                                             24.6      25.0       24.3      23.9
                                                     --------  --------   --------  --------
            Total                                       100.0   % 100.0  %   100.0   % 100.0 %
                                                     ========  ========   ========  ========
  Direct patient care margins (b)
       Routine homecare                                  49.1    % 50.4  %    48.8    % 49.9 %
       Inpatient                                         16.5      21.3       20.2      22.4
       Continuous care                                   17.5      18.1       18.7      18.4
  Homecare margin drivers
     (dollars per patient day)
       Labor costs                                   $  48.21    $45.04   $  49.15    $45.58
       Drug costs                                        8.46      7.66       8.12      7.71
       Home medical equipment                            5.66      5.45       5.58      5.48
       Medical supplies                                  2.21      2.23       2.15      2.18
  Inpatient margin drivers
     (dollars per patient day)
       Labor costs                                   $ 269.72   $242.70   $ 257.82   $240.61
  Continuous care margin drivers
     (dollars per patient day)
       Labor costs                                   $ 467.65   $447.99   $ 461.89   $441.83
  Bad debt expense as a percent of revenues               0.9 %     0.9 %      0.9 %     0.9 %
   Accounts receivable --
    days of revenue outstanding                          42.1      42.1        N/A       N/A

------------------------------------------------------------------------------

(a) VITAS has 6 large (greater than 450 ADC), 15 medium (greater than 200 but less than 450 ADC) and 21 small (less than 200 ADC) hospice programs. There are three programs with estimated Medicare Cap billing limitations for the 2006 measurement period. There is one other program with Medicare Cap cushion of less than 10% for the 2006 measurement period. No other programs have an estimated Medicare Cap cushion of less than 10% for the 2006 measurement period

(b) Amounts exclude indirect patient care and administrative costs, as well as Medicare Cap billing limitation.


Recent Accounting Statements
----------------------------
     In September 2006, the SEC staff issued Staff Accounting Bulletin No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in the Current Year Financial Statements" ("SAB 108"). Traditionally, there have been two widely recognized methods for quantifying the effects of financial statement misstatements. The first, called the "roll-over" method, focuses primarily on the income statement effect of a misstatement but its use can lead to the accumulation of misstatements on the balance sheet. The other method, referred to as the "iron curtain" method, focuses primarily on the balance sheet effect of a misstatement but its use can cause out-of-period adjustments in the income statement. We currently use the roll-over method.

     SAB 108 requires companies to evaluate financial statement misstatements using both methods, referred to as the "dual approach." An issuer may either restate all periods presented as if the dual approach had always been used or record the cumulative effect of using the dual approach to assets and liabilities with an offsetting adjustment to the opening balance of retained earnings as of January 1, 2006. We believe there will be no material impact on our financial statements as a result of adopting SAB 108.

     In September 2006, the FASB issued Statement No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans" ("SFAS 158"). The new standard will require employers to fully recognize the obligations associated with single-employer defined benefit pension, retiree healthcare and other postretirement plans in their financial statements. Under past accounting standards, the funded status of an employer's postretirement benefit plan (i.e., the difference between the plan assets and obligations) was not always completely reported in the balance sheet. Employers reported an asset or liability that almost always differed from the plan's funded status because previous accounting standards allowed employers to delay recognition of certain changes in plan assets and obligations that affected the costs of providing such benefits. The requirement to recognize the funded status of a benefit plan and the disclosure requirements are effective as of the end of the fiscal year ending after December 15, 2006. We believe there will be no material impact on our financial statements as a result of adopting SFAS 158.

     In September 2006, the FASB issued Statement No. 157, "Fair Value Measurements" ("SFAS 157"), which addresses how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under generally accepted accounting principles (GAAP). It sets a common definition of fair value to be used throughout GAAP. The new standard is designed to make the measurement of fair value more consistent and comparable and improve disclosures about those measures. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. We are currently evaluating the impact that SFAS 157 will have on our financial condition and results of operations.

     In September 2006, the FASB issued a staff position related to the accounting for planned major maintenance activities. The staff position sets forth four alternative methods of accounting for planned major maintenance activities but disallowed the accrue-in-advance method. The accrue-in-advance method provides for estimating the cost of major maintenance activities and accruing that cost in advance of the maintenance being performed. The guidance is effective for the first fiscal year beginning after December 15, 2006. We are currently evaluating the impact that this staff position will have on accounting related to our transportation equipment.

     In July 2006, the FASB issued Interpretation No. 48 ("FIN 48"), "Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement 109", which prescribes a comprehensive model for how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that it has taken or expects to take on a tax return. Upon adoption of FIN 48, the financial statements will reflect expected future tax consequences of such uncertain positions assuming the taxing authorities' full knowledge of the position and all relevant facts. FIN 48 also revises disclosure requirements and introduces an annual, tabular roll-forward of the unrecognized tax benefits. This interpretation is effective as of the beginning of fiscal years starting after December 15, 2006. We are currently evaluating the impact FIN 48 will have on our financial condition and results of operations.

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

Safe Harbor Statement under the Private Securities Litigation Reform Act of
---------------------------------------------------------------------------
1995 Regarding Forward-Looking Information
------------------------------------------
     In addition to historical information, this report contains forward-looking statements and performance trends that are based upon assumptions subject to certain known and unknown risks, uncertainties, contingencies and other factors. Variances in any or all of the risks, uncertainties, contingencies, and other factors from our assumptions could cause actual results to differ materially from these forward-looking statements and trends. Our ability to deal with the unknown outcomes of these events, many of which are beyond our control, may affect the reliability of projections and other financial matters.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk
     Our primary market risk exposure relates to interest rate risk exposure through variable interest rate borrowings. At September 30, 2006, we had a total of $15.4 million of variable rate debt outstanding. Should the interest rate on this debt increase 100 basis points, our annual interest expense would increase $154,000. The quoted market value of our 8.75% fixed rate senior notes on September 30, 2006 is $156 million (carrying value is $150 million). We estimate that the fair value of the remainder of our long-term debt approximates its book value at September 30, 2006.

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

PART II OTHER INFORMATION

Item 2(e).  Purchases of Equity Securities by the Issuer and Affiliated
Purchasers
     In July 2006, we announced a $50 million on-going stock repurchase program. Our previous stock repurchase program authorized in February 2000 had remaining authorization of $8.5 million. The following table shows the repurchase activity related to the programs for the three months ended September 30, 2006:

                                                                Weighted   Cumulative     Dollar
                                                                Average     Shares       Amount
                                                  Total Number   Price    Repurchased  Remaining
                                                    of Shares   Paid Per     Under       Under
                                                   Repurchased   Share    the Program  The Program
                                                   ------------ --------- ------------ -----------
February 2000 Program (a)
-------------------------
 July 1 through July 31, 2006                                -    $    -       42,349  $8,498,717

 August 1 through August 31, 2006                      111,380    $37.30      153,729  $4,344,488

 September 1 through September 30, 2006                      -    $    -      153,729  $4,344,488
                                                   ------------ --------- ============ ===========

   Third Quarter Total - February 2000 Program         111,380    $37.30
                                                   ============ =========

(a)  No shares had been purchased under the February 2000 program since June
     2001. $10 million was originally authorized under this program with no expiration date.

July 2006 Program
----------------------------------------------------------------------
     We have not repurchased any shares to date under this program. $50 million remains authorized under this program with no expiration date.

Item 6.  Exhibits

    Exhibit No.                           Description
  ------------- ----------------------------------------------------------------
       18.1 PricewaterhouseCoopers LLP preferability letter regarding change in accounting principle

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


                                                    Chemed Corporation
                                         ---------------------------------------
                                                       (Registrant)


Dated:       November 1, 2006        By:            Kevin J. McNamara
        ---------------------------      ---------------------------------------
                                                    Kevin J. McNamara
                                         (President and Chief Executive Officer)


Dated:       November 1, 2006        By:            David P. Williams
        ---------------------------      ---------------------------------------
                                                    David P. Williams
                                           (Vice President and Chief Financial
                                                         Officer)


Dated:       November 1, 2006        By:          Arthur V. Tucker, Jr.
        ---------------------------      ---------------------------------------
                                                  Arthur V. Tucker, Jr.
                                               (Vice President and Controller)