Form 10-Q
period 2007-03-31
CHEMED CORP
filed 2007-05-02
CIK 19584

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

(Mark One)

          Quarterly Report Under Section 13 or 15 (d) of the Securities Exchange Act of 1934
   __X__  For the Quarterly Period Ended March 31, 2007

   _____ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

   Yes __X__    No ____

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Large accelerated filer __X__  Accelerated filer ____ Non-accelerated filer ____

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
   Yes ____     No __X__

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class                                Amount                            Date

Capital Stock                   25,300,310 Shares                 March 31, 2007
$1 Par Value


================================================================================

                             CHEMED CORPORATION AND
                              SUBSIDIARY COMPANIES



                                      Index

                                                                        Page No.
                                                                        --------
PART I.  FINANCIAL INFORMATION:
  Item 1. Financial Statements
           Unaudited Consolidated Balance Sheet -
            March 31, 2007 and December 31, 2006                            3

           Unaudited Consolidated Statement of Income -
            Three months ended March 31, 2007 and 2006                      4

           Unaudited Consolidated Statement of Cash Flows -
            Three months ended March 31, 2007 and 2006                      5

           Notes to Unaudited Financial Statements                          6

  Item 2.  Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                      12

  Item 3.  Quantitative and Qualitative Disclosures about Market Risk      17

  Item 4.  Controls and Procedures                                         17

PART II.   OTHER INFORMATION
  Item 2(c). Purchases of Equity Securities by Issuer and Affiliated
             Purchasers                                                    18

  Item 6.  Exhibits                                                        18

                          PART I. FINANCIAL INFORMATION
                          Item 1. Financial Statements
                   CHEMED CORPORATION AND SUBSIDIARY COMPANIES
                      UNAUDITED CONSOLIDATED BALANCE SHEET
                 (in thousands except share and per share data)


                                                         March 31,  December 31,
                                                           2007         2006
                                                        ----------  ------------
ASSETS
  Current assets
    Cash and cash equivalents                           $  30,137   $    29,274
    Accounts receivable less allowances of $ 10,392
     (2006 - $ 10,180)                                     85,211        93,086
    Inventories                                             6,752         6,578
    Current deferred income taxes                          21,595        17,789
    Current assets of discontinued operations                   -         5,418
    Prepaid expenses and other current assets               9,110         9,968
                                                        ----------  ------------
       Total current assets                               152,805       162,113
  Investments of deferred compensation plans held in
   trust                                                   27,736        25,713
  Note receivable                                          14,701        14,701
  Properties and equipment, at cost, less accumulated
   depreciation of $ 80,233  (2006 - $ 77,107)             69,295        70,140
  Identifiable intangible assets less accumulated
   amortization of $ 14,211  (2006 - $ 13,201)             68,205        69,215
  Goodwill                                                435,040       435,050
  Noncurrent assets of discontinued operations                  -           287
  Other assets                                             16,194        16,068
                                                        ----------  ------------
       Total Assets                                     $ 783,976   $   793,287
                                                        ==========  ============

LIABILITIES
  Current liabilities
    Accounts payable                                    $  55,272   $    49,744
    Current portion of long-term debt                         164           209
    Income taxes                                            9,410         6,765
    Accrued insurance                                      39,889        38,457
    Accrued compensation                                   29,110        35,990
    Current liabilities of discontinued operations              -        12,215
    Other current liabilities                              26,653        22,684
                                                        ----------  ------------
     Total current liabilities                            160,498       166,064
  Deferred income taxes                                    24,970        26,301
  Long-term debt                                          150,235       150,331
  Deferred compensation liabilities                        27,157        25,514
  Other liabilities                                         5,382         3,716
                                                        ----------  ------------
       Total liabilities                                  368,242       371,926
                                                        ----------  ------------

STOCKHOLDERS' EQUITY
  Capital stock - authorized 80,000,000 shares $1 par;
   issued 29,035,918 shares (2006 - 28,849,918 shares)     29,036        28,850
  Paid-in capital                                         260,641       252,639
  Retained earnings                                       234,914       215,517
  Treasury stock - 3,735,608 shares (2006 - 3,023,635
   shares), at cost                                      (111,293)      (78,064)
  Deferred compensation payable in Company stock            2,436         2,419
                                                        ----------  ------------
       Total Stockholders' Equity                         415,734       421,361
                                                        ----------  ------------
       Total Liabilities and Stockholders' Equity       $ 783,976   $   793,287
                                                        ==========  ============

            See accompanying notes to unaudited financial statements.

                   CHEMED CORPORATION AND SUBSIDIARY COMPANIES
                   UNAUDITED CONSOLIDATED STATEMENT OF INCOME
                      (in thousands, except per share data)


                                                            Three Months Ended
                                                                 March 31,
                                                          ----------------------
                                                             2007        2006
                                                          ----------  ----------
Continuing operations
  Service revenues and sales                              $ 270,439   $ 243,921
                                                          ----------  ----------
  Cost of services provided and goods sold
   (excluding depreciation)                                 188,247     176,035
  Selling, general and administrative expenses               48,070      38,454
  Depreciation                                                4,715       4,132
  Amortization                                                1,315       1,296
  Other operating income                                     (1,138)          -
                                                          ----------  ----------
     Total costs and expenses                               241,209     219,917
                                                          ----------  ----------
     Income from operations                                  29,230      24,004
  Interest expense                                           (3,742)     (5,345)
  Loss on extinguishment of debt                                  -        (430)
  Other income--net                                             869       1,495
                                                          ----------  ----------
     Income before income taxes                              26,357      19,724
  Income taxes                                              (10,136)     (7,686)
                                                          ----------  ----------
     Income from continuing operations                       16,221      12,038
Discontinued operations, net of income taxes                      -         177
                                                          ----------  ----------
Net income                                                $  16,221   $  12,215
                                                          ==========  ==========

Earnings Per Share
  Income from continuing operations                       $    0.63   $    0.46
                                                          ==========  ==========
  Net income                                              $    0.63   $    0.47
                                                          ==========  ==========
  Average number of shares outstanding                       25,716      26,044
                                                          ==========  ==========

Diluted Earnings Per Share
  Income from continuing operations                       $    0.62   $    0.45
                                                          ==========  ==========
  Net income                                              $    0.62   $    0.46
                                                          ==========  ==========
  Average number of shares outstanding                       26,162      26,723
                                                          ==========  ==========

Cash Dividends Per Share                                  $    0.06   $    0.06
                                                          ==========  ==========


            See accompanying notes to unaudited financial statements.

                   CHEMED CORPORATION AND SUBSIDIARY COMPANIES
                 UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (in thousands)

                                                            Three Months Ended
                                                                 March 31,
                                                          ----------------------
                                                             2007        2006
                                                          ----------  ----------
Cash Flows from Operating Activities
  Net income                                              $  16,221   $  12,215
  Adjustments to reconcile net income to net cash
   provided/(used) by operating activities:
     Depreciation and amortization                            6,030       5,428
     Noncash long-term incentive compensation                 4,719           -
     Provision for uncollectible accounts receivable          2,084       2,012
     Amortization of debt issuance costs                        455         444
     Provision for deferred income taxes                       (345)     (1,292)
     Write off of unamortized debt issuance costs                 -         430
     Discontinued operations                                      -        (177)
     Changes in operating assets and liabilities,
      excluding amounts acquired in business combinations
        Decrease in accounts receivable                       5,275      19,638
        Increase in inventories                                (174)       (225)
        Decrease in prepaid expenses and other current
         assets                                                 858         901
        Decrease in accounts payable and other current
         liabilities                                         (9,091)    (13,460)
        Increase in income taxes                              9,538       8,704
        Increase in other assets                             (2,102)     (1,917)
        Increase in other liabilities                         2,218       1,051
     Excess tax benefit on share-based compensation            (611)     (3,289)
     Other uses                                                (375)        (49)
                                                          ----------  ----------
       Net cash provided by continuing operations            34,700      30,414
       Net cash provided by discontinued operations               -       2,326
                                                          ----------  ----------
       Net cash provided by operating activities             34,700      32,740
                                                          ----------  ----------
Cash Flows from Investing Activities
  Capital expenditures                                       (5,764)     (3,852)
  Net uses from the sale of discontinued operations          (3,876)     (1,684)
  Proceeds from sales of property and equipment               2,975          65
  Business combinations, net of cash acquired                   (62)       (384)
  Other uses                                                   (299)       (305)
                                                          ----------  ----------
       Net cash used by investing activities                 (7,026)     (6,160)
                                                          ----------  ----------
Cash Flows from Financing Activities
  Purchases of treasury stock                               (24,199)     (2,318)
  Increase in cash overdrafts payable                        (1,608)        786
  Dividends paid                                             (1,555)     (1,572)
  Excess tax benefit on share-based compensation                611       3,289
  Repayment of long-term debt                                  (141)    (84,497)
  Issuance of capital stock, net of costs                       130       2,360
  Net increase in revolving line of credit                        -      44,000
  Debt issuance costs                                             -        (150)
  Other sources/(uses)                                          (49)         57
                                                          ----------  ----------
       Net cash used by financing activities                (26,811)    (38,045)
                                                          ----------  ----------
Increase/(Decrease) in Cash and Cash Equivalents                863     (11,465)
Cash and cash equivalents at beginning of year               29,274      57,133
                                                          ----------  ----------
Cash and cash equivalents at end of period                $  30,137   $  45,668
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

     We have prepared the accompanying unaudited consolidated financial statements of Chemed in accordance with Rule 10-01 of SEC Regulation S-X. Consequently, we have omitted certain disclosures required under generally accepted accounting principles in the United States for complete financial statements. However, in our opinion, the financial statements presented herein contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly our financial position, results of operations and cash flows. These financial statements are prepared on the same basis as and should be read in conjunction with the Consolidated Financial Statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2006. Certain 2006 amounts have been reclassified to conform with current period presentation in the balance sheet and statement of income primarily related to the presentation of the discontinued operations of our Phoenix hospice program.

2.   Capital Stock Transactions

     In July 2006, we announced a $50 million on-going stock repurchase program. Our previous stock repurchase program, approved in February 2000, had remaining authorization of $8 million. For the three months ended March 31, 2007 we repurchased 626,079 shares at a weighted average cost of $46.76 per share. There were no shares repurchased during the three months ended March 31, 2006.

     On May 15, 2006, our shareholders approved an amendment to our Certificate of Incorporation increasing the number of authorized shares of capital stock from 40 million shares to 80 million shares.

3.   Revenue Recognition

     Both the VITAS segment and Roto-Rooter segment recognize service revenues and sales when the earnings process has been completed. Generally, this occurs when services are provided or products are delivered. VITAS recognizes revenue at the estimated realizable amount due from third-party payers. Medicare payments are subject to certain caps, as described further below.

     We actively monitor each of our hospice programs, by provider number, as to their specific admission, discharge rate and median length of stay data in an attempt to determine whether they are likely to exceed the annual per-beneficiary Medicare cap ("Medicare cap"). Should we determine that revenues for a program are likely to exceed the Medicare cap based on projected trends, we attempt to institute corrective action to influence the patient mix or to increase patient admissions. However, should we project our corrective action will not prevent that program from exceeding its Medicare cap, we estimate the amount of revenue recognized during the period that will require repayment to the Federal government under the Medicare cap and record the amount as a reduction to patient revenue. The Medicare cap measurement period is from September 29 through September 28 of the following year for admissions and from November 1 through October 31 of the following year for revenue. As of the date of this filing for the 2007 measurement period, no programs have a required Medicare billing reduction. Our current estimates for the projected full year 2007 measurement period anticipate no programs with a Medicare cap billing limitation. Therefore, no revenue reduction for Medicare cap has been recorded for the quarter ended March 31, 2007. Additionally, we recorded approximately $472,000 in November and December 2006 related to estimated billing limitations for the 2007 measurement period. That amount was reversed during the first quarter of 2007.

4.   Segments

     Service revenues and sales and aftertax earnings by business segment are as follows (in thousands):

                                                            Three months ended
                                                                 March 31,
                                                         -----------------------
                                                            2007         2006
                                                         ----------   ----------
     Service Revenues and Sales
     --------------------------
     VITAS                                               $ 184,049    $ 166,057
     Roto-Rooter                                            86,390       77,864
                                                         ----------   ----------
         Total                                           $ 270,439    $ 243,921
                                                         ==========   ==========

     Aftertax Earnings
     -----------------
     VITAS                                               $  14,987    $  10,680
     Roto-Rooter                                             9,486        7,201
                                                         ----------   ----------
         Total                                              24,473       17,881
     Corporate                                              (8,252)      (5,843)
     Discontinued operations                                     -          177
                                                         ----------   ----------
         Net income                                      $  16,221    $  12,215
                                                         ==========   ==========

5.   Patient Care Notes Receivable

     We have notes receivable of $14.7 million from Patient Care, Inc. related to our sale of this subsidiary in 2002. In February 2007, the parties amended the terms of the promissory notes receivable. The amended notes are due October 2009. The interest on the notes receivable is the higher of Patient Care's current floating rate plus 2% or 11.5% per year. Interest payments are due quarterly. As of March 31, 2007, Patient Care is current on all interest payments related to these notes.

6.   Earnings per Share

     Earnings per share are computed using the weighted average number of shares of capital stock outstanding. Earnings and diluted earnings per share for 2007 and 2006 are computed as follows (in thousands, except per share data):

                                   Income from
                             Continuing Operations                Net Income
                         ------------------------------  ------------------------------
                                              Earnings                        Earnings
For the Three Months                            per                             per
   Ended March 31,        Income     Shares    Share      Income    Shares     Share
-----------------------  --------- --------- ----------  --------- --------- ----------
2007
 Earnings                $ 16,221    25,716  $    0.63   $ 16,221    25,716  $    0.63
                                             ==========                      ==========
 Dilutive stock options         -       386                     -       386

 Nonvested stock awards         -        60                     -        60
                         --------- ---------             --------- ---------
   Diluted earnings      $ 16,221    26,162  $    0.62   $ 16,221    26,162  $    0.62
                         ========= ========= ==========  ========= ========= ==========

2006
 Earnings                $ 12,038    26,044  $    0.46   $ 12,215    26,044  $    0.47
                                             ==========                      ==========
 Dilutive stock options         -       590                     -       590

 Nonvested stock awards         -        89                     -        89
                         --------- ---------             --------- ---------
   Diluted earnings      $ 12,038    26,723  $    0.45   $ 12,215    26,723  $    0.46
                         ========= ========= ==========  ========= ========= ==========

7.   Other Operating Income

     During the first quarter of 2007, we completed the sale of Roto-Rooter's call center in Florida. The proceeds from the sale were approximately $3.0 million, which resulted in a pretax gain of $1.1 million. The gain was recorded in other income from operations in the accompanying consolidated statement of income.

8.   Other Income -- Net

     Other income -- net comprises the following (in thousands):

                                                             Three Months Ended
                                                                   March 31,
                                                            --------------------
                                                               2007       2006
                                                            ---------  ---------
     Interest income                                        $    767   $    973
     (Loss)/gain on trading investments of employee
      benefit trust                                              212        493
     Other - net                                                (110)        29
                                                            ---------  ---------
       Total other income                                   $    869   $  1,495
                                                            =========  =========

9.   Other Current Liabilities

     Other current liabilities as of March 31, 2007 and December 31, 2006 consist of the following (in thousands):

                                                               2007       2006
                                                            ---------  ---------
     Accrued legal settlements                              $  1,859   $  1,889
     Accrued divestiture expenses                              2,618      2,612
     Accrued Medicare cap estimate                             9,503      3,373
     Other                                                    12,673     14,810
                                                            ---------  ---------

       Total other current liabilities                      $ 26,653   $ 22,684
                                                            =========  =========

     Accrued Medicare cap as of March 31, 2007 includes $6.6 million related to our Phoenix program that was sold in November 2006. This amount was recorded in current liabilities from discontinued operations as of December 31, 2006.

10.  2002 Executive Long-Term Incentive Plan

     In February 2007, we met the cumulative earnings target specified in the 2002 Long-Term Incentive Plan (LTIP) and on March 9, 2007, the Compensation/Incentive Committee of the Board of Directors approved a stock grant of 100,000 shares and the related allocation to participants. The pre-tax cost of the stock grant was $5.4 million and is included in selling, general and administrative expenses in the accompanying consolidated statement of income. No market price components of the LTIP were reached during the three months ended March 31, 2007 or 2006.

11.  Long-term Debt and Extinguishment of Debt

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

     We are in compliance with all debt covenants as of March 31, 2007. We have issued $33.3 million in standby letters of credit as of March 31, 2007 mainly for insurance purposes. Issued letters of credit reduce our available credit under the revolving credit agreement. As of March 31, 2007, the Company has approximately $141.7 million of unused lines of credit available and eligible to be drawn down under its revolving credit facility, excluding the accordion feature.

     See Note 19 for discussion of significant changes to our capitalization structure subsequent to March 31, 2007.

12.  Loans Receivable from Independent Contractors

     The Roto-Rooter segment sublicenses with approximately sixty-one independent contractors to operate certain plumbing repair and drain cleaning businesses in lesser-populated areas of the United States and Canada. As of March 31, 2007, we had notes receivable from its independent contractors totaling $1.8 million (December 31, 2006-$1.9 million). In most cases these loans are fully or partially secured by equipment owned by the contractor. The interest rates on the loans range from 5% to 8% per annum and the remaining terms of the loans range from two months to 5.4 years at March 31, 2007. During the quarter ended March 31, 2007, we recorded revenues of $5.4 million (2006-$5.0 million) and pretax profits of $2.5 million (2006-$2.0 million) from our independent contractors.

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

13.  Pension and Retirement Plans

     All of the Company's plans that provide retirement and similar benefits are defined contribution plans. Expenses for the Company's pension and profit-sharing plans, ESOP's, excess benefit plans and other similar plans were $3.6 million and $2.4 million for the three months ended March 31, 2007 and 2006, respectively.

14.  Litigation

     Like other large California employers, our VITAS subsidiary faces allegations of purported class-wide wage and hour violations. It was party to a class action lawsuit filed in the Superior Court of California, Los Angeles County, in April of 2004 by Ann Marie Costa, Ana Jimenez, Mariea Ruteaya and Gracetta Wilson ("Costa"). This case alleged failure to pay overtime wages for hours worked "off the clock" on administrative tasks, including voicemail retrieval, time entry, travel to and from work, and pager response. This case also alleged VITAS failed to provide meal and break periods to a purported class of California nurses, home health aides and licensed clinical social workers. The case also sought payment of penalties, interest, and Plaintiffs' attorney fees. VITAS contested these allegations. During 2006, we reached a tentative settlement and on June 26, 2006, the court granted final approval of the settlement ($19.9 million).

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

15.  OIG Investigation

     On April 7, 2005, we announced the Office of Inspector General ("OIG") for the Department of Health and Human Services served VITAS with civil subpoenas relating to VITAS' alleged failure to appropriately bill Medicare and Medicaid for hospice services. As part of this investigation, the OIG selected medical records for 320 past and current patients from VITAS' three largest programs for review. It also sought policies and procedures dating back to 1998 covering admissions, certifications, recertifications and discharges. During the third quarter of 2005 and again in May 2006, the OIG requested additional information from us. A qui tam complaint has been filed in U.S. District Court for the Southern District of Florida. We are conferring with the U.S. Attorney regarding our defenses to the complaint allegations. The U.S. Attorney has not decided whether to intervene in the qui tam action. We have incurred pretax expense related to complying with OIG requests and defending the litigation of $66,000 and $132,000 for the three months ended March 31, 2007 and 2006, respectively.

     The government continues to investigate the complaint's allegations, against which VITAS is presently defending. We are unable to predict the outcome of this matter or the impact, if any, that the investigation may have on the business, results of operations, liquidity or capital resources. Regardless of outcome, responding to the subpoenas and defending the litigation can adversely affect us through defense costs, diversion of our time and related publicity.

16.  Related Party Agreement

     In October 2004, VITAS entered into a pharmacy services agreement ("Agreement") with Omnicare, Inc. ("OCR") whereby OCR will provide specified pharmacy services for VITAS and its hospice patients in geographical areas served by both VITAS and OCR. The Agreement has an initial term of three years that renews automatically thereafter for one-year terms. Either party may cancel the Agreement at the end of any term by giving written notice at least 90 days prior to the end of said term. In June 2004, VITAS entered into a pharmacy services agreement with excelleRx. The agreement has a one-year term and automatically renews unless either party provides a 90-day written termination notice. Subsequent to June 2004, OCR acquired excelleRx. Under both agreements, VITAS made purchases of $8.2 million and $6.7 for three months ended March 31, 2007 and 2006, respectively and has accounts payable of $3.6 million at March 31, 2007. Mr. E. L. Hutton is non-executive Chairman of the Board and a director of the Company and OCR. Mr. Joel F. Gemunder, President and Chief Executive Officer of OCR, Mr. Charles H. Erhart, Jr. and Ms. Sandra Laney are directors of both OCR and the Company. Mr. Kevin J. McNamara, President, Chief Executive Officer and a director of the Company, is a director emeritus of OCR. We believe that the terms of these agreements are no less favorable to VITAS than we could negotiate with an unrelated party.

17.  Cash Overdrafts Payable

     Included in accounts payable at March 31, 2007 are cash overdrafts payable of $9.0 million (December 31, 2006 - $10.6 million).

18.  Uncertain Tax Positions

     On January 1, 2007, we adopted FASB Interpretation No. 48 (FIN 48), "Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement 109", which prescribes a comprehensive model for how to recognize, measure, present and disclose in financial statements uncertain tax positions taken or expected to be taken on a tax return. Upon adoption of FIN 48, the financial statements reflect expected future tax consequences of such uncertain positions assuming the taxing authorities' full knowledge of the position and all relevant facts. FIN 48 also revises disclosure requirements and introduces an annual, tabular roll-forward of the unrecognized tax benefits.

     The cumulative effect upon adoption of FIN 48 was to reduce our accrual for uncertain tax positions by approximately $4.7 million, which has been recorded in retained earnings as of January 1, 2007 in the accompanying consolidated balance sheet. After adoption, we had approximately $1.2 million in unrecognized tax benefits. The majority of this amount would affect our effective tax rate, if recognized in a future period. The years ended December 31, 2003 and forward remain open for review for Federal income tax purposes at Chemed and Roto-Rooter. For VITAS, fiscal years beginning after February 24, 2004 (the date of acquisition) remain open for review for Federal income tax purposes. The earliest open year relating to any of our material state jurisdictions is the fiscal year ended December 31, 2002. During the next twelve months, we anticipate that the amount of unrecognized tax benefits will decrease by approximately $150,000 to $200,000 in total due to normal quarterly provisions and releases upon expiration of certain statutes of limitation.


     As permitted by FIN 48, we reclassified interest related to our accrual for uncertain tax positions to separate interest accounts. We believe this change in accounting method is preferable as it more accurately classifies the impact of interest in our consolidated balance sheet and consolidated statement of income. As of March 31, 2007, we have approximately $166,000 accrued in interest related to uncertain tax positions. These accruals are included in other current liabilities in the accompanying consolidated balance sheet. For the three months ended March 31, 2007, we have recorded approximately $14,000 for interest related to uncertain tax positions in interest expense in the accompanying consolidated statement of income.

19.  Subsequent Events

     On April 4, 2007, we issued a contingent bond redemption notice regarding the $150 million, 8 3/4% senior notes due in 2011. The redemption is being made pursuant to the terms of the indenture dated February 24, 2004 at a redemption price of 104.375% of the principal amount plus accrued but unpaid interest. This redemption notice was contingent upon the completion of the new credit facility discussed in the next paragraph. The senior notes are redeemable on or after May 4, 2007. We expect to write-off approximately $4.8 million in deferred debt costs related to the senior notes. We will also incur a $6.5 million charge related to the 4.375% premium to be paid upon redemption. These amounts will be recorded in the second quarter of 2007.

     On May 2, 2007, we entered into a new senior secured credit facility with JPMorgan Chase Bank (the "2007 Facility") to replace our existing credit facility. The 2007 Facility includes a $100 million term loan, a $175 million revolving credit facility and a $100 million expansion feature. The facility has a 5-year maturity with principal payments on the term loan due quarterly and on the revolving credit facility due at maturity. Interest is payable quarterly at a floating rate equal to our choice of various indexes plus a specified margin based on our leverage ratio. The interest rate at the inception of the agreement is LIBOR plus 0.875%. In connection with replacing our existing credit facility, we will write-off approximately $2.3 million in the second quarter of 2007 related to deferred debt costs.

     On April 26, 2007, our Board of Directors authorized a $150 million stock repurchase program. Our $50 million stock repurchase program, authorized in July 2006, has approximately $13.6 million remaining as of March 31, 2007.

20.  Recent Accounting Statements

     In February 2007, the FASB issued Statement No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" ("SFAS 159"), which permits an entity to measure certain financial assets and financial liabilities at fair value. Entities that elect the fair value option will report unrealized gains and losses in earnings at each reporting date. The fair value option may be elected on an instrument-by-instrument basis, with a few exceptions, as long as it is applied to the entire instrument. The fair value election is irrevocable unless a new election date occurs. SFAS 159 is effective as of the beginning of the first fiscal year that begins after November 15, 2007. We are currently evaluating the impact SFAS 159 will have on our financial condition and results of operations, if any.

     In September 2006, the FASB issued Statement No. 157, "Fair Value Measurements" ("SFAS 157"), which addresses how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under generally accepted accounting principles (GAAP). It sets a common definition of fair value to be used throughout GAAP. The new standard is designed to make the measurement of fair value more consistent and comparable and improve disclosures about those measures. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. We are currently evaluating the impact SFAS 157 will have on our financial condition and results of operations.

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

     The following is a summary of the key operating results for the three months ended March 31, 2007 and 2006 (in thousands except per share amounts):

                                                            Three Months Ended
                                                                 March 31,
                                                          ----------------------
                                                             2007        2006
                                                          ----------  ----------
     Consolidated service revenues and sales              $ 270,439   $ 243,921

     Consolidated income from continuing operations       $  16,221   $  12,038

     Diluted EPS from continuing operations               $    0.62   $    0.45

     The increase in consolidated service revenues and sales was driven by an 11% increase at both VITAS and Roto-Rooter. The increase at VITAS was primarily the result of a 10% increase in average daily census (ADC) from the first quarter of 2006 and the October 1, 2006 Medicare reimbursement rate increase. The increase at Roto-Rooter was driven primarily by a 2% increase in job count combined with an approximate 9% price increase. Consolidated income from continuing operations and diluted EPS from continuing operations increased as a result of the higher service revenues and sales, which allowed us to further leverage our current cost structure.

     Starting in 2006, we merged several hospice programs and eliminated the corresponding Medicare provider numbers in three states. We are in the process of eliminating one additional Medicare provider number that does not currently have an estimated Medicare cap liability. Due to these combinations, coupled with improving admission and median length of stay metrics, no revenue reduction for Medicare cap billing limitations has been recorded for the quarter ended March 31, 2007. Additionally, we recorded approximately $472,000 in November and December 2006 related to estimated billing limitations for the 2007 measurement period. That amount was reversed during the first quarter of 2007. Therefore, as of March 31, 2007, we have no estimated liability for Medicare cap related to our programs for the 2007 measurement period.

Financial Condition
-------------------
Liquidity and Capital Resources
-------------------------------

     Significant changes in the balance sheet accounts from December 31, 2006 to March 31, 2007 include the following:

     o The decrease in accounts receivable from $93.1 million at December 31, 2006 to $85.2 million at March 31, 2007 is due mainly to the timing of payments received from Medicare.
     o The increase in treasury stock of $33.2 million relates mainly to our share repurchase program.

     Net cash provided by continuing operations increased $4.3 million from a source of cash by continuing operations of $30.4 million for the first three months of 2006, to a source of cash of $34.7 million for the first three months of 2007, due primarily to the increase in net income.

     We have issued $33.3 million in standby letters of credit as of March 31, 2007 mainly for insurance purposes. Issued letters of credit reduce our available credit under the revolving credit agreement. At March 31, 2007, we had approximately $141.7 million available lines of credit eligible to be drawn down under our amended credit agreement with JPMorgan Chase, excluding the $50 million accordion feature. Management believes its liquidity and sources of capital are satisfactory for the Company's needs in the foreseeable future.

     On April 4, 2007, we issued a contingent bond redemption notice regarding the $150 million, 8 3/4% senior notes due in 2011. The redemption is being made pursuant to the terms of the indenture dated February 24, 2004 at a redemption price of 104.375% of the principal amount plus accrued but unpaid interest. This redemption notice was contingent upon the completion of the new credit facility discussed in the next paragraph. The senior notes are redeemable on or after May 4, 2007. We expect to write-off approximately $4.8 million in deferred debt costs related to the senior notes. We will also incur a $6.5 million charge related to the 4.375% premium to be paid upon redemption. These amounts will be recorded in the second quarter of 2007.

     On May 2, 2007, we entered into a new senior secured credit facility with JPMorgan Chase Bank (the "2007 Facility") to replace our existing credit facility. The 2007 Facility includes a $100 million term loan, a $175 million revolving credit facility and a $100 million expansion feature. The facility has a 5-year maturity with principal payments on the term loan due quarterly and on the revolving credit facility due at maturity. Interest is payable quarterly at a floating rate equal to our choice of various indexes plus a specified margin based on our leverage ratio. The interest rate at the inception of the agreement is LIBOR plus 0.875%. In connection with replacing our existing credit facility, we will write-off approximately $2.3 million in the second quarter of 2007 related to deferred debt costs.

     On April 26, 2007, our Board of Directors authorized a $150 million stock repurchase program. Our $50 million stock repurchase program, authorized in July 2006, has approximately $13.6 million remaining as of March 31, 2007.

Commitments and Contingencies
-----------------------------

     Collectively, the terms of our credit agreements provide that we are required to meet various financial covenants, to be tested quarterly. In connection therewith, we are in compliance with all financial and other debt covenants as of March 31, 2007 and anticipate remaining in compliance throughout 2007.

     Like other large California employers, our VITAS subsidiary faces allegations of purported class-wide wage and hour violations. It was party to a class action lawsuit filed in the Superior Court of California, Los Angeles County, in April of 2004 by Ann Marie Costa, Ana Jimenez, Mariea Ruteaya and Gracetta Wilson ("Costa"). This case alleged failure to pay overtime wages for hours worked "off the clock" on administrative tasks, including voicemail retrieval, time entry, travel to and from work, and pager response. This case also alleged VITAS failed to provide meal and break periods to a purported class of California nurses, home health aides and licensed clinical social workers. The case also sought payment of penalties, interest, and Plaintiffs' attorney fees. VITAS contested these allegations. During 2006 we reached a tentative settlement and on June 26, 2006, the court granted final approval of the settlement ($19.9 million).

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

     On April 7, 2005, we announced the Office of Inspector General ("OIG") for the Department of Health and Human Services served VITAS with civil subpoenas relating to VITAS' alleged failure to appropriately bill Medicare and Medicaid for hospice services. As part of this investigation, the OIG selected medical records for 320 past and current patients from VITAS' three largest programs for review. It also sought policies and procedures dating back to 1998 covering admissions, certifications, recertifications and discharges. During the third quarter of 2005 and again in May 2006, the OIG requested additional information from us. A qui tam complaint has been filed in U.S. District Court for the Southern District of Florida. We are conferring with the U.S. Attorney regarding our defenses to the complaint allegations. The U.S. Attorney has not decided whether to intervene in the qui tam action. We have incurred pretax expense related to complying with OIG requests and defending the litigation of $66,000 and $132,000 for the three months ended March 31, 2007 and 2006, respectively.

     The government continues to investigate the complaint's allegations, against which VITAS is presently defending. We are unable to predict the outcome of this matter or the impact, if any, that the investigation may have on the business, results of operations, liquidity or capital resources. Regardless of outcome, responding to the subpoenas and defending the litigation can adversely affect us through defense costs, diversion of our time and related publicity.

Results of Operations
First Quarter 2007 versus First Quarter 2006-Consolidated Results
-----------------------------------------------------------------

     Our service revenues and sales for the first quarter of 2007 increased 10.9% versus revenues for the first quarter of 2006. Of this increase, $18.0 million was attributable to VITAS and $8.5 million was attributable to Roto-Rooter (dollar amounts in thousands):

                                             Increase/(Decrease)
                                            --------------------
                                             Amount     Percent
                                            ---------  ---------
     VITAS
       Routine homecare                     $ 18,316       16.2%
       Continuous care                        (1,242)      -4.2%
       General inpatient                         446        1.9%
       Medicare cap                              472          -
     Roto-Rooter
       Plumbing                                5,543       18.9%
       Drain cleaning                          2,335        6.4%
       Other                                     648        5.5%
                                            ---------

           Total                            $ 26,518       10.9%
                                            =========

     The increase in VITAS' revenues for the first quarter of 2007 versus the first quarter of 2006 is attributable to an increase in ADC of 11.5% for routine homecare offset by a 8.4% and 1.0% decline in continuous care and general inpatient, respectively. ADC is a key measure we use to monitor volume growth in our hospice business. Changes in total program admissions and average length of stay for our patients are the main drivers of changes in ADC. The remainder of the revenue increases is due primarily to the annual increase in Medicare reimbursement rates in the fourth quarter of 2006. In excess of 90% of VITAS' revenues for the period were from Medicare and Medicaid.

     The increase in the plumbing revenues for the first quarter of 2007 versus 2006 comprises a 9.9% increase in the number of jobs performed and a 9.0% increase in the average price per job. The increase in drain cleaning revenues for the first quarter of 2007 versus 2006 comprised a 0.8% decline in the number of jobs offset by a 7.2% increase in the average price per job. The increase in other revenues is attributable primarily to increased revenue from the independent contractor operations.

     The consolidated gross margin was 30.4% in the first quarter of 2007 as compared with 27.8% in the first quarter of 2006. On a segment basis, VITAS' gross margin was 22.8% in the first quarter of 2007 and 19.5% in the first quarter of 2006. The increase in VITAS' gross margin in 2007 is primarily attributable to an unusual increase in seasonal discharge rates in January and February 2006 coupled with excess patient care capacity during the same period. We corrected our excess staffing capacity during the second and third quarter of 2006. The unusually high seasonal variance experienced in 2006 was not repeated in 2007. These factors combined to increase VITAS' gross margin during the first quarter of 2007. The Roto-Rooter segment's gross margin was 46.6% in the first quarter of 2007 and 45.5% in the first quarter of 2006. The increase in Roto-Rooter's gross margin in 2007 is primarily attributable to better retention of service technicians, which enhances overall productivity of our workforce.

     Selling, general and administrative expenses ("SG&A") for the first quarter of 2007 were $48.1 million, an increase of $9.6 million (25.0%) versus the first quarter of 2006. The increase is largely due to 2007 stock-based compensation expense of $6.0 million comprised of $5.4 million related to the LTIP and $600,000 related to stock option grants made in June 2006. There was no such stock-based compensation expense in the first quarter of 2006. The remaining increase relates to increased variable expenses due to increases in revenues.

     Income from operations increased $5.2 million from $24.0 million in the first quarter of 2006 to $29.2 million in the first quarter of 2007. The increase is primarily the result of the increase in gross margin discussed above.

     Interest expense, substantially all of which is incurred at Corporate, declined from $5.3 million in the first quarter of 2006 to $3.7 million in the first quarter of 2007. This decline is due primarily to the reduction in debt outstanding that occurred in February 2006 when we refinanced and repaid a significant portion of our debt.

     Other income-net decreased from $1.5 million in the first quarter of 2006 to $869,000 in the first quarter of 2007. The decrease is attributable mainly to the fact that we have used excess cash during the first quarter of 2007 to repurchase our common stock. This has led to lower cash balances and thus, lower interest income during the first quarter of 2007.

     Our effective income tax rate decreased from 39.0% in the first quarter of 2006 to 38.5% in the first quarter of 2007. The decrease in our effective tax rate relates mainly to the implementation of FIN 48.

     Income from continuing operations increased $4.2 million or 34.7% in the first quarter of 2007 as compared to the first quarter of 2006. Net income increased $4.0 million or 32.8% in the first quarter of 2007 as compared to the first quarter of 2006. The $177,000 income from discontinued operations in the first quarter of 2006 relates to VITAS' Phoenix, AZ program that was sold in November 2006. Income from continuing operations and net income for both periods included the following aftertax special items/adjustments that increased/(reduced) aftertax earnings (in thousands):

                                              Three Months Ended
                                                    March 31,
                                             ---------------------
                                               2007        2006
                                             ---------   ---------
     Long-term incentive compensation award  $ (3,414)   $      -
     Stock-option expense                        (371)          -
     Gain on sale of Florida call center          724           -
     Loss on extinguishment of debt                 -        (273)
     Legal expenses of OIG investigation          (41)        (82)
     Other                                        296           -
                                             ---------   ---------

                                             $ (2,806)   $   (355)
                                             =========   =========

First quarter 2007 versus First quarter 2006-Segment Results
------------------------------------------------------------

     The change in aftertax earnings for the first quarter of 2007 versus the first quarter of 2006 is due to (in thousands):

                                                  Net Income
                                              Increase/(Decrease)
                                             ---------------------
                                              Amount      Percent
                                             ---------   ---------
     VITAS                                   $  4,307        40.3%
     Roto-Rooter                                2,285        31.7%
     Corporate                                 (2,409)      -41.2%
     Discontinued operations                     (177)     -100.0%
                                             ---------

                                             $  4,006        32.8%
                                             =========

     The following chart updates historical unaudited financial and operating data of VITAS, acquired in February 2004 (dollars in thousands, except dollars per patient day):

                                                               First Quarter
                                                          ----------------------
                                                             2007       2006 (c)
                                                          ----------  ----------
OPERATING STATISTICS
 Net revenue ($000)(a)
    Homecare                                              $ 131,548   $ 113,232
    Inpatient                                                23,462      23,016
    Continuous care                                          28,567      29,809
                                                          ----------  ----------
       Total before Medicare cap allowance                $ 183,577   $ 166,057
    Medicare cap allowance                                      472           -
                                                          ----------  ----------
       Total                                              $ 184,049   $ 166,057
                                                          ==========  ==========
 Net revenue as a percent of total before
 Medicare cap allowance
    Homecare                                                   71.6%       68.1%
    Inpatient                                                  12.8        13.9
    Continuous care                                            15.6        18.0
                                                          ----------  ----------
       Total before Medicare cap allowance                    100.0       100.0
    Medicare cap allowance                                      0.3           -
                                                          ----------  ----------
       Total                                                  100.3%      100.0%
                                                          ==========  ==========
 Average daily census ("ADC") (days)
    Homecare                                                  6,786       5,931
    Nursing home                                              3,574       3,359
                                                          ----------  ----------
       Routine homecare                                      10,360       9,290
    Inpatient                                                   426         430
    Continuous care                                             523         571
                                                          ----------  ----------
       Total                                                 11,309      10,291
                                                          ==========  ==========

 Total Admissions                                            14,110      13,773
 Total Discharges                                            14,051      13,298
 Average length of stay (days)                                 76.9        72.4
 Median length of stay (days)                                  13.0        12.0
 ADC by major diagnosis
    Neurological                                               33.3%       33.1%
    Cancer                                                     19.7        20.5
    Cardio                                                     14.6        14.8
    Respiratory                                                 7.0         7.1
    Other                                                      25.4        24.5
                                                          ----------  ----------
       Total                                                  100.0%      100.0%
                                                          ==========  ==========
 Admissions by major diagnosis
    Neurological                                               18.9%       20.5%
    Cancer                                                     33.6        33.7
    Cardio                                                     13.3        13.8
    Respiratory                                                 7.8         7.9
    Other                                                      26.4        24.1
                                                          ----------  ----------
       Total                                                  100.0%      100.0%
                                                          ==========  ==========
 Direct patient care margins (b)
    Routine homecare                                           50.8%       47.6%
    Inpatient                                                  20.1        23.1
    Continuous care                                            20.0        18.3
 Homecare margin drivers
  (dollars per patient day)
    Labor costs                                           $   49.12   $   51.32
    Drug costs                                                 8.18        7.38
    Home medical equipment                                     5.75        5.54
    Medical supplies                                           2.17        2.09
 Inpatient margin drivers
  (dollars per patient day)
    Labor costs                                           $  252.42   $  247.69
 Continuous care margin drivers
  (dollars per patient day)
    Labor costs                                           $  464.54   $  454.53
 Bad debt expense as a percent of revenues                      0.9%        0.9%
  Accounts receivable --
   days of revenue outstanding                                 38.1        39.4

(a) VITAS has 6 large (greater than 450 ADC), 15 medium (greater than 200 but less than 450 ADC) and 21 small (less than 200 ADC) hospice programs. As of March 31, 2007, there were no programs with a Medicare cap liability for the 2007 measurement period. There were two programs with less than 10% cap cushion measured for the twelve month period ending March 31, 2007.

(b) Amounts exclude indirect patient care and administrative costs, as well as Medicare cap billing limitation.

(c)  Reclassified for operations discontinued in November 2006.

Recent Accounting Statements
----------------------------

     In February 2007, the FASB issued Statement No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" ("SFAS 159"), which permits an entity to measure certain financial assets and financial liabilities at fair value. Entities that elect the fair value option will report unrealized gains and losses in earnings at each reporting date. The fair value option may be elected on an instrument-by-instrument basis, with a few exceptions, as long as it is applied to the entire instrument. The fair value election is irrevocable unless a new election date occurs. SFAS 159 is effective as of the beginning of the first fiscal year that begins after November 15, 2007. We are currently evaluating the impact SFAS 159 will have on our financial condition and results of operations, if any.

     In September 2006, the FASB issued Statement No. 157, "Fair Value Measurements" ("SFAS 157"), which addresses how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under generally accepted accounting principles (GAAP). It sets a common definition of fair value to be used throughout GAAP. The new standard is designed to make the measurement of fair value more consistent and comparable and improve disclosures about those measures. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. We are currently evaluating the impact SFAS 157 will have on our financial condition and results of operations.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

     Our primary market risk exposure relates to interest rate risk exposure through variable interest rate borrowings. At March 31, 2007, we had no variable rate debt outstanding. The quoted market value of our 8.75% fixed rate senior notes on March 31, 2007 is $156 million (carrying value is $150 million). We estimate that the fair value of the remainder of our long-term debt approximates its book value at March 31, 2007.

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

PART II OTHER INFORMATION

Item 2(c). Purchases of Equity Securities by the Issuer and Affiliated
Purchasers

     The following table shows the repurchase activity related to our share repurchase programs for the three months ended March 31, 2007:

                                                             Weighted
                                           Total Number       Average      Cumulative Shares   Dollar Amount
                                            of Shares     Price Paid Per   Repurchased Under  Remaining Under
                                           Repurchased        Share           the Program       The Program
                                          --------------  ---------------  -----------------  ---------------

July 2006 Program
-----------------

  January 1 through January 31, 2007             67,379   $        36.41            260,777   $   40,432,944

  February 1 through February 28, 2007          111,900   $        46.86            372,677   $   35,189,260

  March 1 through March 31, 2007                446,800   $        48.29            819,477   $   13,614,888
                                          --------------                   =================  ===============
  First Quarter Total - July 2006 Program       626,079   $        46.76
                                          ==============  ===============

The amount authorized for repurchase under the July 2006 Program is $50 million. On April 26, 2007, our Board of Directors authorized a $150 million share repurchase plan.

Item 6. Exhibits

Exhibit No.                              Description
-----------    -----------------------------------------------------------------

   10.1 Amended and Restated Senior Subordinated Promissory Note - $12,500,000, originally dated October 11, 2002, by and among PCI Holding Corp. and Chemed Corporation as of February 23, 2007

   10.2 Amended and Restated Senior Subordinated Promissory Note - $2,201,378, originally dated October 10, 2006, by and among PCI Holding Corp. and Chemed Corporation as of February 23, 2007

   31.1 Certification by Kevin J. McNamara pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act of 1934.

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


                                                    Chemed Corporation
                                         ---------------------------------------
                                                      (Registrant)


     Dated:    May 2, 2007        By:               Kevin J. McNamara
            -----------------            ---------------------------------------
                                                    Kevin J. McNamara
                                         (President and Chief Executive Officer)


     Dated:    May 2, 2007        By:                David P. Williams
            -----------------            ---------------------------------------
                                                     David P. Williams
                                           (Vice President and Chief Financial
                                                          Officer)


     Dated:    May 2, 2007        By:              Arthur V. Tucker, Jr.
            -----------------            ---------------------------------------
                                                   Arthur V. Tucker, Jr.
                                              (Vice President and Controller)