Form 10-Q
period 2007-06-30
CHEMED CORP
filed 2007-08-03
CIK 19584

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

(Mark One)

 X Quarterly Report Under Section 13 or 15 (d) of the Securities Exchange Act --- of 1934 For the Quarterly Period Ended June 30, 2007

    Transition Report Pursuant to Section 13 or 15(d) of the Securities --- Exchange Act of 1934

                         Commission File Number: 1-8351

                               CHEMED CORPORATION
             (Exact name of registrant as specified in its charter)

        Delaware                                            31-0791746
(State or other jurisdiction                              (IRS Employer
       of incorporation                                Identification No.)
       or organization)


  2600 Chemed Center, 255 E. Fifth Street, Cincinnati, Ohio          45202
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

Indicate by check mark whether the registrant is a shell company (as defined in
       Yes                  No X
           ---                ---


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class                          Amount                              Date

Capital Stock              23,915,868 Shares                    June 30, 2007
$1 Par Value

================================================================================


                             CHEMED CORPORATION AND
                              SUBSIDIARY COMPANIES

                                      Index

                                                                                                               Page No.
                                                                                                               --------
PART I.    FINANCIAL INFORMATION:
          Item 1.  Financial Statements
                       Unaudited Consolidated Balance Sheet -
                           June 30, 2007 and December 31, 2006                                                    3

                       Unaudited Consolidated Statement of Income -
                           Three and six months ended June 30, 2007 and 2006                                      4

                       Unaudited Consolidated Statement of Cash Flows -
                           Six months ended June 30, 2007 and 2006                                                5

                       Notes to Unaudited Financial Statements                                                    6

          Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations          20

          Item 3.  Quantitative and Qualitative Disclosures about Market Risk                                     29

          Item 4.  Controls and Procedures                                                                        29

PART II.   OTHER INFORMATION
          Item 2(c).  Purchases of Equity Securities by Issuer and Affiliated Purchasers                          30

          Item 4.  Submission of Matters to a Vote of Security Holders                                            30

          Item 6.  Exhibits                                                                                       31


                                                PART I. FINANCIAL INFORMATION
                                                Item 1. Financial Statements
                                          CHEMED CORPORATION AND SUBSIDIARY COMPANIES
                                                UNAUDITED CONSOLIDATED BALANCE SHEET
                                         (in thousands except share and per share data)


                                                                                        June 30,      December 31,
                                                                                          2007            2006
                                                                                    ---------------- ---------------
 ASSETS
  Current assets
   Cash and cash equivalents                                                        $         7,469  $       29,274
   Accounts receivable less allowances of  $ 10,186 (2006 - $ 10,180)                        99,867          93,086
   Inventories                                                                                6,752           6,578
   Current deferred income taxes                                                             19,828          17,789
   Prepaid income taxes                                                                       2,604               -
   Current assets of discontinued operations                                                      -           5,418
   Prepaid expenses and other current assets                                                  8,570           9,968
                                                                                    ---------------- ---------------
                 Total current assets                                                       145,090         162,113
  Investments of deferred compensation plans held in trust                                   29,360          25,713
  Note receivable                                                                            14,701          14,701
  Properties and equipment, at cost, less accumulated
   depreciation of $ 83,315 (2006 - $ 77,107)                                                72,428          70,140
  Identifiable intangible assets less
   accumulated amortization of $ 15,224 (2006 - $ 13,201)                                    67,195          69,215
  Goodwill                                                                                  435,209         435,050
  Noncurrent assets of discontinued operations                                                    -             287
  Other assets                                                                               15,549          16,068
                                                                                    ---------------- ---------------
                 Total Assets                                                       $       779,532  $      793,287
                                                                                    ================ ===============

 LIABILITIES
  Current liabilities
   Accounts payable                                                                 $        46,366  $       49,744
   Current portion of long-term debt                                                         10,162             209
   Income taxes                                                                                 837           6,765
   Accrued insurance                                                                         37,084          38,457
   Accrued compensation                                                                      33,046          35,990
   Current liabilities of discontinued
    operations                                                                                    -          12,215
   Other current liabilities                                                                 20,638          22,684
                                                                                    ---------------- ---------------
                 Total current liabilities                                                  148,133         166,064
  Deferred income taxes                                                                       3,846          26,301
  Long-term debt                                                                            268,035         150,331
  Deferred compensation liabilities                                                          28,912          25,514
  Other liabilities                                                                           5,945           3,716
                                                                                    ---------------- ---------------
                 Total Liabilities                                                          454,871         371,926
                                                                                    ---------------- ---------------

 STOCKHOLDERS' EQUITY
  Capital stock - authorized 80,000,000 shares $1 par; issued
   29,193,268 shares (2006 - 28,849,918 shares)                                              29,193          28,850
  Paid-in capital                                                                           261,951         252,639
  Retained earnings                                                                         242,905         215,517
  Treasury stock - 5,277,400 shares (2006 - 3,023,635 shares), at cost                     (211,836)        (78,064)
  Deferred compensation payable in Company stock                                              2,448           2,419
                                                                                    ---------------- ---------------
                 Total Stockholders' Equity                                                 324,661         421,361
                                                                                    ---------------- ---------------
                 Total Liabilities and Stockholders' Equity                         $       779,532  $      793,287
                                                                                    ================ ===============

     See accompanying notes to unaudited consolidated financial statements.


                                      CHEMED CORPORATION AND SUBSIDIARY COMPANIES
                                       UNAUDITED CONSOLIDATED STATEMENT OF INCOME
                                         (in thousands, except per share data)

                                                              Three Months Ended June 30,    Six Months Ended June 30,
                                                              ----------------------------  ----------------------------
                                                                 2007           2006            2007           2006
                                                              ------------ ---------------  -------------- -------------
 Continuing operations
  Service revenues and sales                                  $   271,387  $      249,068   $     541,826  $    492,989
                                                              ------------ ---------------  -------------- -------------
  Cost of services provided and goods sold
   (excluding depreciation)                                       188,716         179,103         376,963       355,138
  Selling, general and administrative expenses                     46,090          38,621          94,160        77,075
  Depreciation                                                      4,962           4,082           9,677         8,214
  Amortization                                                      1,294           1,317           2,609         2,613
  Other operating income                                                -               -          (1,138)            -
                                                              ------------ ---------------  -------------- -------------
   Total costs and expenses                                       241,062         223,123         482,271       443,040
                                                              ------------ ---------------  -------------- -------------
   Income from operations                                          30,325          25,945          59,555        49,949
  Interest expense                                                 (3,400)         (4,300)         (7,142)       (9,645)
  Loss on extinguishment of debt                                  (13,715)              -         (13,715)         (430)
  Other income--net                                                 2,188             524           3,057         2,019
                                                              ------------ ---------------  -------------- -------------
   Income before income taxes                                      15,398          22,169          41,755        41,893
  Income taxes                                                     (5,965)         (8,619)        (16,101)      (16,305)
                                                              ------------ ---------------  -------------- -------------
   Income from continuing operations                                9,433          13,550          25,654        25,588
 Discontinued operations, net of income taxes                           -            (708)              -          (531)
                                                              ------------ ---------------  -------------- -------------
 Net income                                                   $     9,433  $       12,842   $      25,654  $     25,057
                                                              ============ ===============  ============== =============


 Earnings Per Share
  Income from continuing operations                           $      0.38  $         0.52   $        1.02  $       0.98
                                                              ============ ===============  ============== =============
  Net income                                                  $      0.38  $         0.49   $        1.02  $       0.96
                                                              ============ ===============  ============== =============
  Average number of shares outstanding                             24,506          26,201          25,108        26,123
                                                              ============ ===============  ============== =============

 Diluted Earnings Per Share
  Income from continuing operations                           $      0.38  $         0.50   $        1.00  $       0.95
                                                              ============ ===============  ============== =============
  Net income                                                  $      0.38  $         0.48   $        1.00  $       0.93
                                                              ============ ===============  ============== =============
  Average number of shares outstanding                             25,080          26,846          25,684        26,815
                                                              ============ ===============  ============== =============

 Cash Dividends Per Share                                     $      0.06  $         0.06   $        0.12  $       0.12
                                                              ============ ===============  ============== =============

     See accompanying notes to unaudited consolidated financial statements.


                                      CHEMED CORPORATION AND SUBSIDIARY COMPANIES
                                     UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOWS
                                                     (in thousands)
                                                                                                      Six Months Ended
                                                                                                          June 30,
                                                                                                    --------------------
                                                                                                      2007       2006
                                                                                                    ---------- ---------
 Cash Flows from Operating Activities
  Net income                                                                                        $  25,654  $ 25,057
  Adjustments to reconcile net income to net cash provided
   by operating activities:
    Depreciation and amortization                                                                      12,286    10,827
    Write off of unamortized debt issuance costs                                                        7,153       430
    Noncash long-term incentive compensation                                                            6,154         -
    Provision for uncollectible accounts receivable                                                     4,009     3,962
    Amortization of debt issuance costs                                                                   751       882
    Provision for deferred income taxes                                                                   376     4,679
    Discontinued operations                                                                                 -       531
    Changes in operating assets and liabilities, excluding
     amounts acquired in business combinations
      Increase in accounts receivable                                                                 (11,308)   (5,924)
      Decrease/(increase) in inventories                                                                 (174)      289
      Decrease in prepaid expenses and
        other current assets                                                                            1,377       514
      Decrease in accounts payable and other current liabilities                                      (14,838)  (18,089)
      Increase in income taxes                                                                             69     1,932
      Increase in other assets                                                                         (3,932)   (2,892)
      Increase in other liabilities                                                                     4,540     1,973
    Excess tax benefit on share-based compensation                                                     (2,370)   (4,941)
    Other sources                                                                                         477       551
                                                                                                    ---------- ---------
     Net cash provided by continuing operations                                                        30,224    19,781
     Net cash provided by discontinued operations                                                           -     3,704
                                                                                                    ---------- ---------
     Net cash provided by operating activities                                                         30,224    23,485
                                                                                                    ---------- ---------
 Cash Flows from Investing Activities
  Capital expenditures                                                                                (13,908)   (9,222)
  Net uses from the disposals of discontinued operations                                               (5,905)   (2,990)
  Proceeds from sales of property and equipment                                                         3,003       161
  Business combinations, net of cash acquired                                                             (62)     (814)
 Other uses                                                                                              (564)     (610)
                                                                                                    ---------- ---------
     Net cash used by investing activities                                                            (17,436)  (13,475)
                                                                                                    ---------- ---------
 Cash Flows from Financing Activities
  Proceeds from issuance of long-term debt                                                            300,000         -
  Repayment of long-term debt                                                                        (185,643)  (84,499)
  Purchases of treasury stock                                                                        (130,748)   (3,992)
  Purchase of note hedges                                                                             (54,939)        -
  Proceeds from issuance of warrants                                                                   27,614         -
  Net increase in revolving line of credit                                                             13,300    19,000
  Debt issuance costs                                                                                  (6,395)     (154)
  Dividends paid                                                                                       (2,997)   (3,156)
  Excess tax benefit on share-based compensation                                                        2,370     4,941
  Issuance of capital stock                                                                             2,069     3,849
  Increase in cash overdrafts payable                                                                     166     3,397
  Other sources                                                                                           610       287
                                                                                                    ---------- ---------
     Net cash used by financing activities                                                            (34,593)  (60,327)
                                                                                                    ---------- ---------
 Decrease in Cash and Cash Equivalents                                                                (21,805)  (50,317)
 Cash and cash equivalents at beginning of year                                                        29,274    57,133
                                                                                                    ---------- ---------
 Cash and cash equivalents at end of period                                                         $   7,469  $  6,816
                                                                                                    ========== =========

     See accompanying notes to unaudited consolidated financial statements.

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

2.   Refinancing Transactions
         On May 2, 2007, we entered into a new senior secured credit facility with JPMorgan Chase Bank (the "2007 Facility") to replace our existing credit facility. The 2007 Facility includes a $100 million term loan, a $175 million revolving credit facility and a $100 million expansion feature. The facility has a 5-year maturity with principal payments on the term loan due quarterly and on the revolving credit facility due at maturity. Interest is payable quarterly at a floating rate equal to our choice of various indices plus a specified margin based on our leverage ratio. The interest rate at the inception of the agreement is LIBOR plus 0.875%. In connection with replacing our existing credit facility, we wrote-off approximately $2.3 million in deferred debt costs. The write-off of deferred debt costs has been recorded as loss on extinguishment of debt in the accompanying statement of income.

         On May 4, 2007, we used the proceeds from the 2007 Facility to fund the redemption of our $150 million, 8.75% Senior Notes due 2011. The redemption was made pursuant to the terms of the indenture at a price of 104.375% plus accrued but unpaid interest. In connection with the redemption, we wrote-off approximately $4.8 million in deferred debt costs. The premium payment of $6.6 million and the write-off of deferred debt costs have been recorded as loss on extinguishment of debt in the accompanying statement of income.

         On May 8, 2007, we entered into a Purchase Agreement with J.P. Morgan Securities Inc. and Citigroup Global Markets Inc. (the "Initial Purchasers") for issuance and sale of $180 million in aggregate principal amount of our 1.875% Senior Convertible Notes due 2014 (the "Notes"). On May 9, 2007, the Initial Purchasers exercised an over-allotment option to purchase an additional $20 million in aggregate principal amount of Notes. On May 14, 2007 a total of $200 million in aggregate principal amount of the Notes were sold to the Initial Purchasers at a price of $1,000 per Note, less an underwriting fee of $27.50 per Note. The Notes are to be resold by the Initial Purchasers pursuant to Rule 144A of the Securities Act of 1933, as amended (the "Securities Act").

         We received approximately $194 million in net proceeds from the sale of the Notes after paying underwriting fees, legal and other expenses. Proceeds from the offering were used to purchase treasury shares of our stock, as discussed further in Note 3 and to pay down a portion of the 2007 Facility. We will pay interest on the Notes on May 15 and November 15 of each year, beginning on November 15, 2007. The Notes will mature on May 15, 2014. The Notes are guaranteed on an unsecured senior basis by each of our subsidiaries that is a borrower or a guarantor under any senior credit facility, as defined in the Indenture. The Notes are convertible, under certain circumstances, into our Capital Stock at a conversion rate of
     12.3874 shares per $1,000 principal amount of Notes. This conversion rate is equivalent to an initial conversion price of approximately $80.73 per share. Prior to March 1, 2014, holders may convert their Notes under certain circumstances. On and after March 1, 2014, the Notes will be convertible at any time prior to the close of business three days prior to the stated maturity date of the Notes. Upon conversion of a Note, if the conversion value is $1,000 or less, holders will receive cash equal to the lesser of $1,000 or the conversion value of the number of shares of our Capital Stock. If the conversion value exceeds $1,000, in addition to this, holders will receive shares of our Capital Stock for the excess amount. The Indenture contains customary terms and covenants that upon certain events of default, including without limitation, failure to pay when due any principal amount, a fundamental change or certain cross defaults in other agreements or instruments, occurring and continuing, either the trustee or the holders of 25% in aggregate principal amount of the Notes may declare the principal of the Notes and any accrued and unpaid interest through the date of such declaration immediately due and payable. In the case of certain events of bankruptcy or insolvency relating to any significant subsidiary or to us, the principal amount of the Notes and accrued interest automatically becomes due and payable.

         Pursuant to the guidance in Emerging Issues Task Force ("EITF") 90-19, "Convertible Bonds with Issuer Option to Settle for Cash Upon Conversion", EITF 00-19 "Accounting for Derivative Instruments Indexed to, and Potentially Settled in a Company's Own Stock" and EITF 01-6 "The Meaning of Indexed to a Company's Own Stock", the Notes are accounted for as convertible debt in the accompanying consolidated balance sheet and the embedded options within the Notes have not been accounted for as separate derivatives.

         We, our subsidiary guarantors and the Initial Purchasers also entered into a Registration Rights Agreement (the "RRA") dated May 14, 2007. Pursuant to the RRA, we agreed to, no later than the 120th day after May 14, 2007, file a shelf registration statement covering resale of the Notes and the Capital Stock issuable upon conversion pursuant to Rule 415 under the Securities Act. We will also cause the shelf registration statement to be declared effective under the Securities Act no later than the 180th day after May 14, 2007. If the shelf registration is not filed or effective by the appropriate dates, additional interest may accrue on the Notes.

         On May 8, 2007 we entered into a purchased call transaction and a warrant transaction (written call) with JPMorgan Chase, National Association and Citibank, N.A. (the "Counterparties"). The purchased call options cover approximately 2,477,000 shares of our Capital Stock, which under most circumstances represents the maximum number of shares of Capital Stock that underlie the Notes. Concurrently with entering into the purchased call options, we entered into warrant transactions with each of the Counterparties. Pursuant to the warrant transactions, we sold to the Counterparties warrants to purchase in the aggregate approximately 2,477,000 shares of Capital Stock. In most cases, the sold warrants may not be exercised prior to the maturity of the Notes.

          The purchased call options and sold warrants are separate contracts with the Counterparties, are not part of the terms of the Notes and do not affect the rights of holders under the Notes. A holder of the Notes will not have any rights with respect to the purchased call options or the sold warrants. The purchased call options are expected to reduce the potential dilution upon conversion of the Notes if the market value per share of the Capital Stock at the time of exercise is greater than approximately $80.73, which corresponds to the initial conversion price of the Notes. The sold warrants have an exercise price of $105.44 and are expected to result in some dilution should the price of our Capital Stock exceed this exercise price. See Note 7 for further detail with respect to the potential impact of these transactions on our Earnings Per Share.

        Our net cost for these transactions was approximately $27.3 million. Pursuant to EITF 00-19 and EITF 01-6, the purchased call option and the sold warrants are accounted for as equity transactions. Therefore, our net cost was recorded as a decrease in shareholders' equity in the accompanying consolidated balance sheet.

        On June 29, 2007, we paid approximately $35.5 million of the $100 million term note under the 2007 Facility using a combination of cash on hand and a draw from the revolving credit facility. Of the amount paid in June 2007, $33.0 million represents a prepayment. The following is a schedule by year of required long-term debt repayments as of June 30, 2007 (in thousands):

        June 2008                              $           10,162
        June 2009                                          10,059
        June 2010                                          10,059
        June 2011                                          10,059
        June 2012                                          37,858
        Thereafter                                        200,000
                                              ---------------------
             Total debt                                   278,197
        Less: Current portion                             (10,162)
                                              ---------------------
             Total long-term debt              $          268,035
                                              =====================

        We are in compliance with all debt covenants as of June 30, 2007. We have issued $34.3 million in standby letters of credit as of June 30, 2007 mainly for insurance purposes. Issued letters of credit reduce our available credit under the revolving credit agreement. As of June 30, 2007, the Company has approximately $127.4 million of unused lines of credit available and eligible to be drawn down under its revolving credit facility, excluding the expansion feature.

3.  Capital Stock Transactions
        On April 26, 2007, our Board of Directors authorized a $150 million stock repurchase program. Our $50 million stock repurchase program, authorized in July 2006, had approximately $13.6 million remaining as of March 31, 2007. For the three and six months June 30, 2007 we repurchased
     1.5 million and 2.1 million shares, respectively at a weighted average cost of $65.26 per share and $59.82 per share, respectively. There were no shares repurchased during the three or six months ended June 30, 2006.

4.   Revenue Recognition
         Both the VITAS segment and Roto-Rooter segment recognize service revenues and sales when the earnings process has been completed. Generally, this occurs when services are provided or products are delivered. VITAS recognizes revenue at the estimated realizable amount due from third-party payers. Medicare payments are subject to certain caps, as described below.

         We actively monitor each of our hospice programs, by provider number, as to their specific admission, discharge rate and median length of stay data in an attempt to determine whether they are likely to exceed the annual per-beneficiary Medicare cap ("Medicare cap"). Should we determine that revenues for a program are likely to exceed the Medicare cap based on projected trends, we attempt to institute corrective action to influence the patient mix or to increase patient admissions. However, should we project our corrective action will not prevent that program from exceeding its Medicare cap, we estimate the amount of revenue recognized during the period that will require repayment to the Federal government under the Medicare cap and record the amount as a reduction to patient revenue. The Medicare cap measurement period is from September 29 through September 28 of the following year for admissions and from November 1 through October 31 of the following year for revenue. As of the date of this filing for the 2007 measurement period, no programs have a required Medicare billing reduction. Our current estimates for the projected full year 2007 measurement period anticipate no programs with a Medicare cap billing limitation. Therefore, no revenue reduction for Medicare cap has been recorded for the three or six-month period ended June 30, 2007.

5.   Segments
         Service revenues and sales and aftertax earnings by business segment are as follows (in thousands):


                                      Three months ended   Six months ended
                                           June 30,            June 30,
                                      ------------------- -------------------
                                        2007      2006      2007      2006
                                      --------- --------- --------- ---------
Service Revenues and Sales
--------------------------
VITAS                                 $185,701  $171,527  $369,750  $337,584
Roto-Rooter                             85,686    77,541   172,076   155,405
                                      --------- --------- --------- ---------
              Total                   $271,387  $249,068  $541,826  $492,989
                                      ========= ========= ========= =========

Aftertax Earnings
-----------------
VITAS                                 $ 14,154  $ 12,107  $ 29,141  $22,787
Roto-Rooter                             10,695     7,003    20,181   14,204
                                      --------- --------- --------- ---------
              Total                     24,849    19,110    49,322   36,991
Corporate                              (15,416)   (5,560)  (23,668) (11,403)
Discontinued operations                      -      (708)        -     (531)
                                      --------- --------- --------- ---------
              Net income              $  9,433  $ 12,842  $ 25,654  $25,057
                                      ========= ========= ========= =========


6.   Patient Care Notes Receivable
         We have notes receivable of $14.7 million from Patient Care, Inc. related to our sale of this subsidiary in 2002. In February 2007, the parties amended the terms of the promissory notes receivable. The amended notes are due October 2009. The interest on the notes receivable is the higher of Patient Care's current floating rate plus 2% or 11.5% per year. Interest payments are due quarterly. As of June 30, 2007, Patient Care is current on all interest payments related to these notes.

7.   Earnings per Share
        Earnings per share are computed using the weighted average number of shares of capital stock outstanding. Earnings and diluted earnings per share for 2007 and 2006 are computed as follows (in thousands, except per share data):

                                     Income from Continuing Operations               Net Income
                                  ---------------------------------------- -------------------------------
                                                                Earnings                         Earnings
 For the Three Months Ended                                       per                              per
           June 30,                   Income         Shares      Share       Income    Shares     Share
-----------------------------     ---------------  ---------- ------------ ---------- --------- ----------
2007
 Earnings                         $         9,433      24,506 $       0.38 $    9,433    24,506 $     0.38
                                                              ============                      ==========
 Dilutive stock options                         -         481                       -       481
 Nonvested stock awards                         -          93                       -        93
                                  ---------------  ----------              ---------- ---------
      Diluted earnings            $         9,433      25,080 $       0.38 $    9,433    25,080 $     0.38
                                  ===============  ========== ============ ========== ========= ==========

2006
 Earnings                         $        13,550      26,201 $       0.52 $   12,842    26,201 $     0.49
                                                              ============                      ==========
 Dilutive stock options                         -         558                       -       558
 Nonvested stock awards                         -          87                       -        87
                                  ---------------  ----------              ---------- ---------
      Diluted earnings            $        13,550      26,846 $       0.50 $   12,842    26,846 $     0.48
                                  ===============  ========== ============ ========== ========= ==========


                                     Income from Continuing Operations               Net Income
                                  ---------------------------------------- -------------------------------
                                                                Earnings                         Earnings
  For the Six Months Ended                                        per                              per
          June 30,                    Income         Shares      Share       Income    Shares     Share
-----------------------------     ---------------  ---------- ------------ ---------- --------- ----------
2007
 Earnings                         $        25,654      25,108 $       1.02 $   25,654    25,108 $     1.02
                                                              ============                      ==========
 Dilutive stock options                         -         459                       -       459
 Nonvested stock awards                         -         117                       -       117
                                  ---------------  ----------              ---------- ---------
      Diluted earnings            $        25,654      25,684 $       1.00 $   25,654    25,684 $     1.00
                                  ===============  ========== ============ ========== ========= ==========

2006
 Earnings                         $        25,588      26,123 $       0.98 $   25,057    26,123 $     0.96
                                                              ============                      ==========
 Dilutive stock options                         -         604                       -       604
 Nonvested stock awards                         -          88                       -        88
                                  ---------------  ----------              ---------- ---------
      Diluted earnings            $        25,588      26,815 $       0.95 $   25,057    26,815 $     0.93
                                  ===============  ========== ============ ========== ========= ==========

        Diluted earnings per share may be impacted in future periods as the result of the issuance of our $200 million Notes and related purchased call options and sold warrants, as described in Note 2 above. Under EITF 04-8 "The Effect of Contingently Convertible Instruments on Diluted Earnings per Share" and EITF 90-19, we will not include any shares related to the Notes in our calculation of diluted earnings per share until our average stock price for a quarter exceeds the conversion price of $80.73. At such a time in the future, we would include the number of shares in our diluted earnings per share that would be issuable using the treasury stock method. The amount of shares issuable is based upon the amount by which the average stock price for the quarter exceeds the conversion price. In addition, the purchased call option does not impact the calculation of diluted earnings per share as it is always anti-dilutive. The sold warrants become dilutive when our average stock price for a quarter exceeds the strike price of the warrant.

        The following table provides examples of how changes in our stock price impact the number of shares that would be included in our diluted earnings per share calculation. It also shows the impact on the number of shares issuable upon conversion of the Notes and settlement of the purchased call options and sold warrants:

                                 Shares                           Total Treasury     Shares Due         Incremental
                            Underlying 1.875%                         Method       to the Company     Shares Issued by
          Share                Convertible         Warrant         Incremental       under Notes        the Company
          Price                   Notes             Shares          Shares (a)         Hedges       upon Conversion (b)
------------------------- -------------------- --------------- ------------------- --------------- ---------------------
  $                 80.73                    -               -                   -             -                       -
  $                 90.73              273,061               -             273,061      (273,061)                      -
  $                100.73              491,905               -             491,905      (491,905)                      -
  $                110.73              671,222         118,359             789,581      (671,222)                118,359
  $                120.73              820,833         313,764           1,134,597      (820,833)                313,764
  $                130.73              947,556         479,274           1,426,830      (947,556)                479,274


     (a) Represents the number of incremental shares that must be included in the calculation of fully diluted shares under U.S. GAAP.

     (b) Represents the number of incremental shares to be issued by the Company upon conversion of the 1.875% Convertible Notes, assuming concurrent settlement of the note hedges and warrants.

8.   Other Operating Income
        During the first quarter of 2007, we completed the sale of Roto-Rooter's call center building in Florida. The proceeds from the sale were approximately $3.0 million, which resulted in a pretax gain of $1.1 million. The gain was recorded in other income from operations in the accompanying consolidated statement of income.

9.   Other Income -- Net
                  Other income -- net comprises the following (in thousands):

                                                                    Three Months Ended        Six Months Ended
                                                                          June 30,                 June 30,
                                                                   ---------------------      ------------------
                                                                      2007         2006         2007       2006
                                                                   -------     ---------      -------- ---------
Interest income                                                    $   944     $    578       $1,711    $ 1,551
(Loss)/gain on trading investments of employee benefit trusts        1,237           (8)       1,450        485
Other - net                                                              7          (46)        (104)       (17)
                                                                   -------     ---------      -------- ---------
     Total other income                                            $ 2,188     $    524       $3,057    $ 2,019
                                                                   =======     =========      ======== =========

10. Other Current Liabilities
        Other current liabilities as of June 30, 2007 and December 31, 2006 consist of the following (in thousands):


                                                             2007                   2006
                                                       ----------------      -----------------
Accrued legal settlements                              $            513      $           1,889
Accrued divestiture expenses                                        845                  2,612
Accrued Medicare Cap estimate                                     9,503                  3,373
Other                                                             9,777                 14,810
                                                       ----------------      -----------------

     Total other current liabilities                   $         20,638      $          22,684
                                                       ================      =================


        Accrued Medicare cap as of June 30, 2007 includes $6.6 million related to our Phoenix program that we sold in November 2006. This amount was recorded in current liabilities from discontinued operations as of December 31, 2006.

11.  2002 Executive Long-Term Incentive Plan
        In February 2007, we met the cumulative earnings target specified in the LTIP and on March 9, 2007 the Compensation/Incentive Committee of the Board of Directors approved a stock grant of 100,000 shares and the related allocation to participants. The pre-tax cost of the stock grant was $5.4 million and is included in selling, general and administrative expenses in the accompanying consolidated statement of income.

        In May 2007, the Compensation/Incentive Committee of the Board of Directors approved a pool of shares to be awarded based on new earnings before interest, depreciation and amortization (EBITDA) targets. The participants of the LTIP may be awarded 80,000 shares of our capital stock if we attain adjusted EBITDA of either $465 million for the three year period beginning January 1, 2007 or $604 million for the four year period beginning January 1, 2007.

        In June 2007, we met the $62.00 per share stock price hurdle specified in the 2002 Long-Term Incentive Plan (LTIP) and on June 27, 2007 the Compensation/Incentive Committee of the Board of Directors approved a stock grant of 22,200 shares and the related allocation to participants. The pre-tax cost of the stock grant was $1.6 million and is included in selling, general and administrative expenses in the accompanying statement of income.

12.  Loans Receivable from Independent Contractors
        The Roto-Rooter segment sublicenses with approximately sixty-one independent contractors to operate certain plumbing repair and drain cleaning businesses in lesser-populated areas of the United States and Canada. As of June 30, 2007, we had notes receivable from our independent contractors totaling $1.7 million (December 31, 2006-$1.9 million). In most cases these loans are fully or partially secured by equipment owned by the contractor. The interest rates on the loans range from 5% to 8% per annum and the remaining terms of the loans range from two months to 5 years at June 30, 2007. During the three and six months ended June 30, 2007, we recorded revenues of $5.4 million and $10.8 respectively (2006-$4.6 million and $9.5 million, respectively) and pretax profits of $2.3 million and $4.7 million, respectively (2006-$1.7 million and $3.8 million, respectively) from our independent contractors.

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

13.  Pension and Retirement Plans
        All of the Company's plans that provide retirement and similar benefits are defined contribution plans. Expenses for the Company's pension and profit-sharing plans, excess benefit plans and other similar plans were $4.1 million and $7.7 million for the three and six months ended June 30, 2007, respectively. Expenses for the Company's pension and profit-sharing plans, excess benefit plans and other similar plans were $2.4 million and $4.8 million for the three and six months ended June 30, 2006, respectively.

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

15.  OIG Investigation
        On April 7, 2005, we announced the Office of Inspector General ("OIG") for the Department of Health and Human Services served VITAS with civil subpoenas relating to VITAS' alleged failure to appropriately bill Medicare and Medicaid for hospice services. As part of this investigation, the OIG selected medical records for 320 past and current patients from VITAS' three largest programs for review. It also sought policies and procedures dating back to 1998 covering admissions, certifications, recertifications and discharges. During the third quarter of 2005 and again in May 2006, the OIG requested additional information from us. We have incurred pretax expense related to complying with OIG requests and defending the litigation of $74,000 and $140,000 for the three and six months ended June 30, 2007, respectively (2006 - $342,000 and $474,000, respectively). A qui tam complaint filed in U.S. District Court for the Southern District of Florida was dismissed by the Court with prejudice in July 2007.

        The government may continue to investigate the complaint's allegations. We are unable to predict the outcome of this matter or the impact, if any, that the investigation may have on our business, results of operations, liquidity or capital resources. Regardless of outcome, responding to the subpoenas and defending the litigation can adversely affect us through defense costs, diversion of our time and related publicity.

16.  Related Party Agreement
        In October 2004, VITAS entered into a pharmacy services agreement ("Agreement") with Omnicare, Inc. ("OCR") whereby OCR will provide specified pharmacy services for VITAS and its hospice patients in geographical areas served by both VITAS and OCR. The Agreement has an initial term of three years that renews automatically for one-year terms. Either party may cancel the Agreement at the end of any term by giving written notice at least 90 days prior to the end of said term. In June 2004, VITAS entered into a pharmacy services agreement with excelleRx. The agreement has a one-year term and automatically renews unless either party provides a 90-day written termination notice. Subsequent to June 2004, OCR acquired excelleRx. Under both agreements, VITAS made purchases of $8.3 million and $16.6 million for the three and six months ended June 30, 2007, respectively (2006 - $7.3 million and $14.3 million, respectively) and has accounts payable of $3.4 million at June 30, 2007.

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

17.  Cash Overdrafts Payable
         Included in accounts payable at June 30, 2007 are cash overdrafts payable of $10.8 million (December 31, 2006 - $10.6 million).

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

        The cumulative effect upon adoption of FIN 48 was to reduce our accrual for uncertain tax positions by approximately $4.7 million, which has been recorded in retained earnings as of January 1, 2007 in the accompanying consolidated balance sheet. After adoption, we had approximately $1.3 million in unrecognized tax benefits. The majority of this amount would affect our effective tax rate, if recognized in a future period. The years ended December 31, 2003 and forward remain open for review for Federal income tax purposes at Chemed and Roto-Rooter. For VITAS, fiscal years beginning after February 24, 2004 (the date of acquisition) remain open for review for Federal income tax purposes. The earliest open year relating to any of our material state jurisdictions is the fiscal year ended December 31, 2002. During the next twelve months, we anticipate that the net change in unrecognized tax benefits will be a decrease of approximately $150,000 to $200,000 due to normal quarterly provisions and releases upon expiration of certain statutes of limitation.

        As permitted by FIN 48, we reclassified interest related to our accrual for uncertain tax positions to separate interest accounts. We believe this change in accounting method is preferable as it more accurately classifies the impact of interest in our consolidated balance sheet and consolidated statement of income. As of June 30, 2007, we have approximately $179,000 accrued in interest related to uncertain tax positions. These accruals are included in other current liabilities in the accompanying consolidated balance sheet. For the three and six months ended June 30, 2007, we have recorded approximately $13,000 and $27,000, respectively for interest related to uncertain tax positions in interest expense in the accompanying consolidated statement of income.

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

20.  Guarantor Subsidiaries
        Our 1.875% Notes are fully and unconditionally guaranteed on an unsecured, joint and severally liable basis by certain of our 100% owned subsidiaries. The following unaudited, condensed, consolidating financial data presents the composition of the parent company (Chemed), the guarantor subsidiaries and the non-guarantor subsidiaries as of June 30, 2007 and December 31, 2006 for the balance sheet, the three and six months ended June 30, 2007 and 2006 for the income statement and the six months ended June 30, 2007 and 2006 for the statement of cash flows (dollars in thousands):

                      Condensed Consolidating Balance Sheet
                      -------------------------------------

As of June 30, 2007                                              Guarantor    Non-Guarantor   Consolidating
-------------------                                   Parent    Subsidiaries   Subsidiaries    Adjustments  Consolidated
                                                   ------------ ------------ ---------------- ------------- ------------
ASSETS
Cash and cash equivalents                          $     2,318  $    (1,132) $         6,283  $          -  $      7,469
Accounts receivable, less allowances                       873       98,428              566             -        99,867
Intercompany receivables                                68,060            -                -       (68,060)            -
Inventories                                                  -        6,116              636             -         6,752
Prepaid income taxes                                     3,047         (102)            (341)            -         2,604
Current deferred income taxes                               51       19,518              259             -        19,828
Prepaid expenses and other current assets                1,329        7,135              106             -         8,570
                                                   ------------ ------------ ---------------- ------------- ------------
        Total current assets                            75,678      129,963            7,509       (68,060)      145,090
                                                   ------------ ------------ ---------------- ------------- ------------

Investments of deferred compensation
     plans held in trust                                13,638       15,722                -             -        29,360
Note receivable                                         14,701            -                -             -        14,701
Properties and equipment, at cost,
     less accumulated depreciation                       4,501       66,167            1,760             -        72,428
Identifiable intangible assets
     less accumulated amortization                           -       67,194                1             -        67,195
Goodwill                                                     -      430,638            4,571             -       435,209
Other assets                                            12,237        2,540              772             -        15,549
Investments in subsidiaries                            475,770       11,276                -      (487,046)            -
                                                   ------------ ------------ ---------------- ------------- ------------
        Total assets                               $   596,525  $   723,500  $        14,613  $   (555,106) $    779,532
                                                   ============ ============ ================ ============= ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable                                   $      (247) $    46,324  $           289  $          -  $     46,366
Intercompany payables                                        -       67,338              722       (68,060)            -
Current portion of long-term debt                       10,000          162                -             -        10,162
Income taxes                                            (1,575)       1,500              912             -           837
Accrued insurance                                        1,852       35,232                -             -        37,084
Accrued salaries and wages                               2,016       30,407              623             -        33,046
Other current liabilities                                2,426       17,996              216             -        20,638

Deferred income taxes                                  (27,877)      31,320              403             -         3,846
Long-term debt                                         267,800          235                -             -       268,035
Deferred compensation liabilities                       13,826       15,086                -             -        28,912
Other liabilities                                        3,643        2,130              172             -         5,945
Stockholders' equity                                   324,661      475,770           11,276      (487,046)      324,661
                                                   ------------ ------------ ---------------- ------------- ------------
        Total Liabilities and Stockholders' Equity $   596,525  $   723,500  $        14,613  $   (555,106) $    779,532
                                                   ============ ============ ================ ============= ============


As of December 31, 2006                                          Guarantor    Non-Guarantor   Consolidating
-----------------------                           Parent       Subsidiaries    Subsidiaries    Adjustments  Consolidated
                                             ----------------- ------------- ---------------- ------------- ------------
ASSETS
Cash and cash equivalents                    $         25,258  $     (1,314) $          5,330 $          -  $     29,274
Accounts receivable, less allowances                    1,547        91,065               474            -        93,086
Intercompany receivables                               84,784             -                 -      (84,784)            -
Inventories                                                 -         6,169               409            -         6,578
Current deferred income taxes                            (117)       17,591               315            -        17,789
Current assets of discontinued operations                   -         5,418                 -            -         5,418
Prepaid expenses and other current assets                 809         9,087                72            -         9,968
                                             ----------------- ------------- ---------------- ------------- ------------
         Total current assets                         112,281       128,016             6,600      (84,784)      162,113
                                             ----------------- ------------- ---------------- ------------- ------------

Investments of deferred compensation
     plans held in trust                               12,214        13,499                 -            -        25,713
Note receivable                                        14,701             -                 -            -        14,701
Properties and equipment, at cost,
     less accumulated depreciation                      6,412        62,023             1,705            -        70,140
Identifiable intangible assets
     less accumulated amortization                          -        69,213                 2            -        69,215
Goodwill                                                    -       430,671             4,379            -       435,050
Noncurrent assets of discontinued operations                -           287                 -            -           287
Other assets                                           12,845         2,514               709            -        16,068
Investments in subsidiaries                           430,399         8,628                 -     (439,027)            -
                                             ----------------- ------------- ---------------- ------------- ------------
          Total assets                       $        588,852  $    714,851  $         13,395 $   (523,811) $    793,287
                                             ================= ============= ================ ============= ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable                             $           (189) $     49,502  $            431 $          -  $     49,744
Intercompany payables                                       -        84,036               748      (84,784)            -
Current portion of long-term debt                           -           209                 -            -           209
Income taxes                                           (5,906)       11,680               991            -         6,765
Accrued insurance                                       2,938        35,519                 -            -        38,457
Accrued salaries and wages                              2,530        32,731               729            -        35,990
Current liabilities of discontinued
     operations                                             -        12,215                 -            -        12,215
Other current liabilities                               9,568        11,715             1,401            -        22,684

Deferred income taxes                                  (6,946)       32,780               467            -        26,301
Long-term debt                                        150,000           331                 -            -       150,331
Deferred compensation liabilities                      12,247        13,267                 -            -        25,514
Other liabilities                                       3,249           467                 -            -         3,716
Stockholders' equity                                  421,361       430,399             8,628     (439,027)      421,361
                                             ----------------- ------------- ---------------- ------------- ------------
            Total Liabilities and
            Stockholders' Equity             $        588,852  $    714,851  $         13,395 $   (523,811) $    793,287
                                             ================= ============= ================ ============= ============


                    Condensed Consolidating Income Statement
                    ----------------------------------------

For the six months ended June 30, 2007                     Guarantor         Non-Guarantor    Consolidating
--------------------------------------      Parent        Subsidiaries       Subsidiaries      Adjustments  Consolidated
                                        -------------- ------------------ ------------------- ------------- ------------

 Net sales and service revenues         $           -  $         529,530  $           12,296  $          -  $   541,826
                                        -------------- ------------------ ------------------- ------------- ------------

 Cost of services provided and goods
  sold                                              -            370,776               6,187             -      376,963
 Selling, general and administrative
  expenses                                     10,358             81,642               2,160             -       94,160
 Depreciation                                     243              9,135                 299             -        9,677
 Amortization                                     589              2,020                   -             -        2,609
 Other operating income                        (1,138)                 -                   -             -       (1,138)
                                        -------------- ------------------ ------------------- ------------- ------------
      Total costs and expenses                 10,052            463,573               8,646             -      482,271
                                        -------------- ------------------ ------------------- ------------- ------------
      Income/ (loss) from operations          (10,052)            65,957               3,650             -       59,555
 Interest expense                              (6,896)              (245)                 (1)            -       (7,142)
 Loss on extinguishment of debt               (13,715)                 -                   -             -      (13,715)
 Other income - net                             9,598             (6,627)                 86             -        3,057
                                        -------------- ------------------ ------------------- ------------- ------------
      Income/ (loss) before income taxes      (21,065)            59,085               3,735             -       41,755
 Income tax (provision)/ benefit                7,869            (22,433)             (1,537)            -      (16,101)
 Equity in net income of subsidiaries          38,850              2,198                   -       (41,048)           -
                                        -------------- ------------------ ------------------- ------------- ------------
      Net income                        $      25,654  $          38,850  $            2,198  $    (41,048) $    25,654
                                        ============== ================== =================== ============= ============

For the six months ended June 30, 2006                     Guarantor         Non-Guarantor    Consolidating
--------------------------------------      Parent        Subsidiaries       Subsidiaries      Adjustments  Consolidated
                                        -------------- ------------------ ------------------- ------------- ------------
 Continuing Operations
 Net sales and service revenues         $           -  $         482,894  $          10,095   $          -  $   492,989
                                        -------------- ------------------ ------------------- ------------- ------------
 Cost of services provided and goods
  sold                                              -            350,128              5,010              -      355,138
Selling, general and administrative
  expenses                                      5,069             70,052              1,954              -       77,075
 Depreciation                                     248              7,682                284              -        8,214
 Amortization                                     605              2,006                  2              -        2,613
                                        -------------- ------------------ ------------------- ------------- ------------
      Total costs and expenses                  5,922            429,868              7,250              -      443,040
                                        -------------- ------------------ ------------------- ------------- ------------
      Income/ (loss) from operations           (5,922)            53,026              2,845              -       49,949
 Interest expense                              (9,294)              (333)               (18)             -       (9,645)
 Loss on extinguishment of debt                  (430)                 -                  -              -         (430)
 Other income - net                            10,804             (8,813)                28              -        2,019
                                        -------------- ------------------ ------------------- ------------- ------------
      Income/ (loss) before income taxes       (4,842)            43,880              2,855              -       41,893
 Income tax (provision)/ benefit                1,851            (16,943)            (1,213)             -      (16,305)
 Equity in net income of subsidiaries          28,048              1,642                  -        (29,690)           -
                                        -------------- ------------------ ------------------- ------------- ------------
      Income from continuing operations        25,057             28,579              1,642        (29,690)      25,588
 Discontinued 0perations                            -               (531)                 -              -         (531)
                                        -------------- ------------------ ------------------- ------------- ------------
     Net income                         $      25,057  $          28,048  $           1,642   $    (29,690) $    25,057
                                        ============== ================== =================== ============= ============


For the three months ended June 30, 2007                   Guarantor         Non-Guarantor    Consolidating
----------------------------------------    Parent        Subsidiaries       Subsidiaries      Adjustments  Consolidated
                                        -------------- ------------------ ------------------- ------------- ------------

 Net sales and service revenues         $           -  $         265,235  $           6,152  $           -  $   271,387
                                        -------------- ------------------ ------------------- ------------- ------------
 Cost of services provided and goods
  sold                                              -            185,671              3,045              -      188,716
 Selling, general and administrative
  expenses                                      4,713             40,438                939              -       46,090
 Depreciation                                     121              4,687                154              -        4,962
 Amortization                                     284              1,010                  -              -        1,294
                                        -------------- ------------------ ------------------- ------------- ------------
      Total costs and expenses                  5,118            231,806              4,138              -      241,062
                                        -------------- ------------------ ------------------- ------------- ------------
      Income/ (loss) from operations           (5,118)            33,429              2,014              -       30,325
 Interest expense                              (3,273)              (126)                (1)             -       (3,400)
 Loss on extinguishment of debt               (13,715)                 -                  -              -      (13,715)
 Other income/(expense) - net                   4,492             (2,343)                39              -        2,188
                                        -------------- ------------------ ------------------- ------------- ------------
      Income/ (loss) before income taxes      (17,614)            30,960              2,052              -       15,398
 Income tax (provision)/ benefit                6,518            (11,644)              (839)             -       (5,965)
 Equity in net income of subsidiaries          20,529              1,213                  -        (21,742)           -
                                        -------------- ------------------ ------------------- ------------- ------------
      Net income                        $       9,433  $          20,529  $           1,213   $    (21,742) $     9,433
                                        ============== ================== =================== ============= ============

For the three months ended June 30, 2006                   Guarantor         Non-Guarantor    Consolidating
----------------------------------------    Parent        Subsidiaries       Subsidiaries      Adjustments  Consolidated
                                        -------------- ------------------ ------------------- ------------- ------------
 Continuing Operations
 Net sales and service revenues          $          -  $         243,752  $            5,316  $          -  $   249,068
                                        -------------- ------------------ ------------------- ------------- ------------
 Cost of services provided and goods
  sold                                              -            176,547               2,556             -      179,103
 Selling, general and administrative
  expenses                                      2,520             35,232                 869             -       38,621
 Depreciation                                     112              3,827                 143             -        4,082
 Amortization                                     313              1,003                   1             -        1,317
                                        -------------- ------------------ ------------------- ------------- ------------
      Total costs and expenses                  2,945            216,609               3,569             -      223,123
                                        -------------- ------------------ ------------------- ------------- ------------
      Income/ (loss) from operations           (2,945)            27,143               1,747             -       25,945
 Interest expense                              (4,153)              (149)                  2             -       (4,300)
 Other income - net                             5,102             (4,591)                 13             -          524
                                        -------------- ------------------ ------------------- ------------- ------------
      Income/ (loss) before income taxes       (1,996)            22,403               1,762             -       22,169
 Income tax (provision)/ benefit                  800             (8,683)               (736)            -       (8,619)
 Equity in net income of subsidiaries          14,038              1,026                   -       (15,064)           -
                                        -------------- ------------------ ------------------- ------------- ------------
      Income from continuing operations        12,842             14,746               1,026       (15,064)      13,550
 Discontinued Operations                            -               (708)                  -             -         (708)
                                        -------------- ------------------ ------------------- ------------- ------------
     Net income                         $      12,842  $          14,038  $            1,026  $    (15,064) $    12,842
                                        ============== ================== =================== ============= ============



                 Condensed Consolidating Statement of Cash Flows
                 -----------------------------------------------

                                                                                                   Non-
For the six months ended June 30, 2007                                             Guarantor     Guarantor
--------------------------------------                                   Parent   Subsidiaries Subsidiaries Consolidated
                                                                       ---------- ------------ ------------ ------------
 Cash Flow from Operating Activities:
 Net cash provided/(used) by operating activities                      $  (5,430) $    34,957  $       697  $    30,224
                                                                       ---------- ------------ ------------ ------------
Cash Flow from Investing Activities:
------------------------------------
  Capital expenditures                                                      (156)     (13,437)        (315)     (13,908)
  Business combinations, net of cash acquired                                  -          (62)           -          (62)
  Net payments from sale of discontinued operations                       (2,166)      (3,739)           -       (5,905)
  Proceeds from sale of property and equipment                             2,962           35            6        3,003
  Other uses - net                                                          (450)        (114)           -         (564)
                                                                       ---------- ------------ ------------ ------------
       Net cash provided/ (used) by investing activities                     190      (17,317)        (309)     (17,436)
                                                                       ---------- ------------ ------------ ------------
Cash Flow from Financing Activities:
------------------------------------
  Increase/(decrease) in cash overdrafts payable                             784         (618)           -          166
  Change in intercompany accounts                                         16,723      (16,696)         (27)           -
  Dividends paid to shareholders                                          (2,997)           -            -       (2,997)
  Purchases of treasury stock                                           (130,748)           -            -     (130,748)
  Proceeds from exercise of stock options                                  2,069            -            -        2,069
  Excess tax benefit on share-based compensation                           2,370            -            -        2,370
  Purchase of note hedges                                                (54,939)           -            -      (54,939)
  Proceeds from issuance of warrants                                      27,614            -            -       27,614
  Net increase in revolving credit facility                               13,300            -            -       13,300
  Proceeds from issuance of long-term debt                               300,000            -            -      300,000
  Debt issuance costs                                                     (6,395)           -            -       (6,395)
  Repayment of long-term debt                                           (185,500)        (143)           -     (185,643)
  Other sources and uses - net                                                19           (1)         592          610
                                                                       ---------- ------------ ------------ ------------
       Net cash provided/ (used) by financing activities                 (17,700)     (17,458)         565      (34,593)
                                                                       ---------- ------------ ------------ ------------
 Net increase/(decrease) in cash and cash equivalents                    (22,940)         182          953      (21,805)
 Cash and cash equivalents at beginning of year                           25,258       (1,314)       5,330       29,274
                                                                       ---------- ------------ ------------ ------------
 Cash and cash equivalents at end of period                            $   2,318  $    (1,132) $     6,283  $     7,469
                                                                       ========== ============ ============ ============

                                                                                                   Non-
For the six months ended June 30, 2006                                             Guarantor     Guarantor
--------------------------------------                                   Parent   Subsidiaries Subsidiaries Consolidated
                                                                        --------- ------------ ------------ ------------
Cash Flow from Operating Activities:
 Net cash provided/(used) by operating activities                       $(11,211) $    32,900  $     1,796  $    23,485
                                                                        --------- ------------ ------------ ------------
Cash Flow from Investing Activities:
  Capital expenditures                                                       (62)      (8,810)        (350)      (9,222)
  Business combinations, net of cash acquired                                  -         (814)           -         (814)
  Net proceeds from sale of discontinued operations                       (2,990)           -            -       (2,990)
  Proceeds from sale of property and equipment                                30          131            -          161
  Other uses - net                                                          (327)        (283)           -         (610)
                                                                        --------- ------------ ------------ ------------
       Net cash used by investing activities                              (3,349)      (9,776)        (350)     (13,475)
                                                                        --------- ------------ ------------ ------------
Cash Flow from Financing Activities:
------------------------------------
  Increase in cash overdrafts payable                                        585        2,812            -        3,397
  Change in intercompany accounts                                         26,449      (26,012)        (437)           -
  Dividends paid to shareholders                                          (3,156)           -            -       (3,156)
  Purchases of treasury stock                                             (3,992)           -            -       (3,992)
  Proceeds from exercise of stock options                                  3,849            -            -        3,849
  Excess tax benefit on share-based compensation                           4,941            -            -        4,941
  Net increase in revolving credit facility                               19,000            -            -       19,000
  Debt issuance costs                                                       (154)           -            -         (154)
  Repayment of long-term debt                                            (84,363)        (136)           -      (84,499)
  Other sources - net                                                         30          257            -          287
                                                                        --------- ------------ ------------ ------------
       Net cash used by financing activities                             (36,811)     (23,079)        (437)     (60,327)
                                                                        --------- ------------ ------------ ------------
 Net increase/(decrease) in cash and cash equivalents                    (51,371)          45        1,009      (50,317)
 Cash and cash equivalents at beginning of year                           54,871       (1,419)       3,681       57,133
                                                                        --------- ------------ ------------ ------------
 Cash and cash equivalents at end of period                             $  3,500  $    (1,374) $     4,690  $     6,816
                                                                        ========= ============ ============ ============

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

        The following is a summary of the key operating results for the three and six months ended June 30, 2007 and 2006 (in thousands except per share amounts):

                                                                     Three Months Ended          Six Months Ended
                                                                          June 30,                   June 30,
                                                                ---------------------------- ------------------------
                                                                     2007           2006         2007        2006
                                                                -------------  ------------- ----------- ------------
       Consolidated service revenues and sales                  $     271,387  $     249,068 $   541,826 $    492,989

       Consolidated income from continuing operations           $       9,433  $      13,550 $    25,654 $     25,588

       Diluted EPS from continuing operations                   $        0.38  $        0.50 $      1.00 $       0.95


        For the three months ended June 30, 2007 compared to 2006, the increase in consolidated service revenues and sales was driven by an 8% increase at VITAS and an 11% increase at Roto-Rooter. The increase at VITAS was primarily the result of a 7% increase in average daily census (ADC) from the second quarter of 2006 and the October 1, 2006 Medicare reimbursement rate increase. The increase at Roto-Rooter was driven primarily by a 2% increase in job count combined with an approximate 9% increase due to price and job mix changes. Consolidated income from continuing operations and diluted EPS from continuing operations decreased as a result of the $13.7 million loss on extinguishment of debt, as described further below.

        For the six months ended June 30, 2007 compared to 2006, the increase in consolidated service revenues and sales was driven by a 10% increase at VITAS and an 11% increase at Roto-Rooter. The increase at VITAS was primarily the result of an 8% increase in average daily census (ADC) from the first six months of 2006 and the October 1, 2006 Medicare reimbursement rate increase. The increase at Roto-Rooter was driven primarily by a 2% increase in job count combined with an approximate 9% increase due to price and job mix changes. Consolidated income from continuing operations and diluted EPS from continuing operations increased due to the higher sales and related gross margin which was offset by the $13.7 million loss on extinguishment of debt, as described further below.

        In the second quarter of 2007, we completed the following financing and capital transactions:

     o Entered into a new senior secured credit facility due in 2012 which includes a $100 million term loan, a $175 million revolving credit facility and a $100 million expansion feature;

     o Using the proceeds from the senior secured credit facility, we retired our $150 million, 8.75% Senior Notes at a price of 104.375% plus accrued but unpaid interest;

     o    Issued $200 million of 1.875% Senior Convertible Notes due in 2014

     o Using the proceeds from the Senior Convertible Notes, we repaid a portion of our revolving line of credit and we repurchased approximately 1.5 million shares of our outstanding capital stock.

        The effect of these transactions was to reduce our overall borrowing rate and to reduce the number of shares of capital stock outstanding. In connection with these transactions, we incurred a loss on extinguishment of debt of approximately $13.7 million related to the premium paid to retire our 8.75% Senior Notes and the write-off of deferred debt costs from the Senior Notes and replaced credit facility.

Financial Condition
-------------------
Liquidity and Capital Resources
-------------------------------
        Significant changes in the balance sheet accounts from December 31, 2006 to June 30, 2007 include the following:

     o The increase in accounts receivable from $93.1 million at December 31, 2006 to $99.9 million at June 30, 2007 is due mainly to the timing of payments received from Medicare.

     o The increase in current portion of long-term debt and long-term debt is the result of our refinancing transactions described in detail below.

     o The decrease in long-term deferred income taxes of $22.5 million relates mainly to the treatment of the premium payment made in conjunction with our purchased call options described below.

     o The increase in treasury stock of $133.8 million relates mainly to our share repurchase program.

        Net cash provided by continuing operations increased $10.4 million from a source of cash by continuing operations of $19.8 million for the first six months of 2006, to a source of cash of $30.2 million for the first six months of 2007, due primarily to the increase in the write-off of unamortized debt issuance costs and long-term incentive compensation both of which are non-cash expenses.

        On May 2, 2007, we entered into a new senior secured credit facility with JPMorgan Chase Bank (the "2007 Facility") to replace our existing credit facility. The 2007 Facility includes a $100 million term loan, a $175 million revolving credit facility and a $100 million expansion feature. The facility has a 5-year maturity with principal payments on the term loan due quarterly and on the revolving credit facility due at maturity. Interest is payable quarterly at a floating rate equal to our choice of various indices plus a specified margin based on our leverage ratio. The interest rate at the inception of the agreement is LIBOR plus 0.875%. In connection with replacing our existing credit facility, we wrote-off approximately $2.3 million in deferred debt costs. The write-off of deferred debt costs has been recorded as loss on extinguishment of debt in the accompanying statement of income.

        On May 4, 2007, we used the proceeds from the 2007 Facility to fund the redemption of our $150 million, 8.75% Senior Notes due 2011. The redemption was made pursuant to the terms of the indenture at a price of 104.375% plus accrued but unpaid interest. In connection with the redemption, we wrote-off approximately $4.8 million in deferred debt costs. The premium payment of $6.6 million and the write-off of deferred debt costs have been recorded as loss on extinguishment of debt in the accompanying statement of income.

        On May 8, 2007, we entered into a Purchase Agreement with J.P. Morgan Securities Inc. and Citigroup Global Markets Inc. (the "Initial Purchasers") for issuance and sale of $180 million in aggregate principal amount of our 1.875% Senior Convertible Notes due 2014 (the "Notes"). On May 9, 2007, the Initial Purchasers exercised an over-allotment option to purchase an additional $20 million in aggregate principal amount of Notes. On May 14, 2007 a total of $200 million in aggregate principal amount of the Notes were sold to the Initial Purchasers at a price of $1,000 per Note, less an underwriting fee of $27.50 per Note. The Notes are to be resold by the Initial Purchasers pursuant to Rule 144A of the Securities Act of 1933, as amended (the "Securities Act").

        We received approximately $194 million in net proceeds from the sale of the Notes after paying underwriting fees, legal and other expenses. Proceeds from the offering were used to purchase treasury shares of our stock and to pay down a portion of the 2007 Facility. We will pay interest on the Notes on May 15 and November 15 of each year, beginning on November 15, 2007. The Notes will mature on May 15, 2014. The Notes are guaranteed on an unsecured senior basis by each of our subsidiaries that is a borrower or a guarantor under any senior credit facility, as defined in the Indenture. The Notes are convertible, under certain circumstances, into our Capital Stock at a conversion rate of 12.3874 shares per $1,000 principal amount of Notes. This conversion rate is equivalent to an initial conversion price of approximately $80.73 per share. Prior to March 1, 2014, holders may convert their Notes under certain circumstances. On and after March 1, 2014, the Notes will be convertible at any time prior to the close of business three days prior to the stated maturity date of the Notes. Upon conversion of a Note, if the conversion value is $1,000 or less, holders will receive cash equal to the lesser of $1,000 or the conversion value of the number of shares of our Capital Stock. If the conversion value exceeds $1,000, in addition to this, holders will receive shares of our Capital Stock for the excess amount. The Indenture contains customary terms and covenants that upon certain events of default, including without limitation, failure to pay when due any principal amount, a fundamental change or certain cross defaults in other agreements or instruments, occurring and continuing, either the trustee or the holders of 25% in aggregate principal amount of the Notes may declare the principal of the Notes and any accrued and unpaid interest through the date of such declaration immediately due and payable. In the case of certain events of bankruptcy or insolvency relating to any significant subsidiary or to us, the principal amount of the Notes and accrued interest automatically becomes due and payable.

        Pursuant to the guidance in Emerging Issues Task Force ("EITF") 90-19, "Convertible Bonds with Issuer Option to Settle for Cash Upon Conversion", EITF 00-19 "Accounting for Derivative Instruments Indexed to, and Potentially Settled in a Company's Own Stock" and EITF 01-6 "The Meaning of Indexed to a Company's Own Stock", the Notes are accounted for as convertible debt in the accompanying consolidated balance sheet and the embedded options within the Notes have not been accounted for as separate derivatives.

        We, our subsidiary guarantors and the Initial Purchasers also entered into a Registration Rights Agreement (the "RRA") dated May 14, 2007. Pursuant to the RRA, we agreed to, no later than the 120th day after May 14, 2007, file a shelf registration statement covering resale of the Notes and the Capital Stock issuable upon conversion pursuant to Rule 415 under the Securities Act. We will also cause the shelf registration statement to be declared effective under the Securities Act no later than the 180th day after May 14, 2007. If the shelf registration is not filed or effective by the appropriate dates, additional interest may accrue on the Notes.

        On May 8, 2007 we entered into a purchased call transaction and a warrant transaction (written call) with JPMorgan Chase, National Association and Citibank, N.A. (the "Counterparties"). The purchased call options cover approximately 2,477,000 shares of our Capital Stock, which under most circumstances represents the maximum number of shares of Capital Stock that underlie the Notes. Concurrently with entering into the purchased call options, we entered into warrant transactions with each of the Counterparties. Pursuant to the warrant transactions, we sold to the Counterparties warrants to purchase in the aggregate approximately 2,477,000 shares of Capital Stock. In most cases, the sold warrants may not be exercised prior to the maturity of the Notes.

        The purchased call options and sold warrants are separate contracts with the Counterparties, are not part of the terms of the Notes and do not affect the rights of holders under the Notes. A holder of the Notes will not have any rights with respect to the purchased call options or the sold warrants. The purchased call options are expected to reduce the potential dilution upon conversion of the Notes if the market value per share of the Capital Stock at the time of exercise is greater than approximately $80.73, which corresponds to the initial conversion price of the Notes. The sold warrants have an exercise price of $105.44 and are expected to result in some dilution should the price of our Capital Stock exceed this exercise price.

        Our net cost for these transactions was approximately $27.3 million. Pursuant to EITF 00-19 and EITF 01-6, the purchased call option and the sold warrants are accounted for as equity transactions. Therefore, our net cost was recorded as a decrease in shareholders' equity in the accompanying consolidated balance sheet.

        On June 29, 2007, we paid approximately $35.5 million of the $100 million term note under the 2007 Facility using a combination of cash on hand and a draw from the revolving credit facility. Of the amount paid in June 2007, $33.0 million represents a prepayment. The following is a schedule by year of required long-term debt repayments as of June 30, 2007 (in thousands):


              June 2008                         $           10,162
              June 2009                                     10,059
              June 2010                                     10,059
              June 2011                                     10,059
              June 2012                                     37,858
              Thereafter                                   200,000
                                                ---------------------
                   Total debt                              278,197
              Less: Current portion                        (10,162)
                                                ---------------------
                   Total long-term debt         $          268,035
                                                =====================

        We are in compliance with all debt covenants as of June 30, 2007. We have issued $34.3 million in standby letters of credit as of June 30, 2007 mainly for insurance purposes. Issued letters of credit reduce our available credit under the revolving credit agreement. As of June 30, 2007, the Company has approximately $127.4 million of unused lines of credit available and eligible to be drawn down under its revolving credit facility, excluding the expansion feature. We believe our liquidity and sources of capital are satisfactory for the Company's needs in the foreseeable future.

Commitments and Contingencies
-----------------------------
        Collectively, the terms of our credit agreements provide that we are required to meet various financial covenants, to be tested quarterly. In connection therewith, we are in compliance with all financial and other debt covenants as of June 30, 2007 and anticipate remaining in compliance throughout 2007.

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

        On April 7, 2005, we announced the Office of Inspector General ("OIG") for the Department of Health and Human Services served VITAS with civil subpoenas relating to VITAS' alleged failure to appropriately bill Medicare and Medicaid for hospice services. As part of this investigation, the OIG selected medical records for 320 past and current patients from VITAS' three largest programs for review. It also sought policies and procedures dating back to 1998 covering admissions, certifications, recertifications and discharges. During the third quarter of 2005 and again in May 2006, the OIG requested additional information from us. We have incurred pretax expense related to complying with OIG requests and defending the litigation of $74,000 and $140,000 for the three and six months ended June 30, 2007, respectively (2006 - $342,000 and $474,000, respectively). A qui tam complaint filed in U.S. District Court for the Southern District of Florida was dismissed by the Court with prejudice in July 2007.

        The government may continue to investigate the complaint's allegations. We are unable to predict the outcome of this matter or the impact, if any, that the investigation may have on our business, results of operations, liquidity or capital resources. Regardless of outcome, responding to the subpoenas and defending the litigation can adversely affect us through defense costs, diversion of our time and related publicity.

Results of Operations
Three-months ended June 30, 2007 versus 2006-Consolidated Results
-----------------------------------------------------------------
        Our service revenues and sales for the second quarter of 2007 increased 9.0% versus revenues for the second quarter of 2006. Of this increase, $14.2 million was attributable to VITAS and $8.1 million was attributable to Roto-Rooter, as follows (dollars in thousands):

                                              Increase/(Decrease)
                               -------------------------------------------------
                                       Amount                   Percent
                               ----------------------- -------------------------
VITAS
 Routine homecare              $               14,026                      11.6%
 Continuous care                               (1,476)                     -5.0%
 General inpatient                              1,025                       4.7%
 Medicare cap                                     599                         -
Roto-Rooter
 Plumbing                                       4,491                      14.4%
 Drain cleaning                                 2,128                       6.1%
 Other                                          1,526                      13.7%
                               -----------------------

                   Total       $               22,319                       9.0%
                               =======================

        The increase in VITAS' revenues for the second quarter of 2007 versus the second quarter of 2006 is attributable to an increase in ADC of 7.4% for routine homecare and a 2.2% increase in general inpatient offset by a 6.0% decline in continuous care. ADC is a key measure we use to monitor volume growth in our hospice business. Changes in total program admissions and average length of stay for our patients are the main drivers of changes in ADC. The remainder of the revenue increase is due primarily to the annual increase in Medicare reimbursement rates in the fourth quarter of 2006. In excess of 90% of VITAS' revenues for the period were from Medicare and Medicaid. Additionally, we did not incur a Medicare cap liability during the second quarter of 2007.

        The increase in the plumbing revenues for the second quarter of 2007 versus 2006 comprises an 8.8% increase in the number of jobs performed and a 5.6% increase caused by increased prices and job mix. The increase in drain cleaning revenues for the second quarter of 2007 versus 2006 comprised a 1.2% decline in the number of jobs offset by a 7.3% increase caused by increased prices and job mix. The increase in other revenues is attributable primarily to increased revenue from the independent contractor operations.

        The consolidated gross margin was 30.5% in the second quarter of 2007 as compared with 28.1% in the second quarter of 2006. On a segment basis, VITAS' gross margin was 22.1% in the second quarter of 2007 and 20.3% in the second quarter of 2006. The increase in VITAS' gross margin in 2007 is primarily attributable to not having a Medicare cap liability in 2007, a reclassification of approximately $1.6 million of costs from cost of revenue to central support in 2007, as well as excess patient care capacity in the prior year period. We corrected our excess capacity during the later part of the second quarter in 2006. The Roto-Rooter segment's gross margin was 48.6% in the second quarter of 2007 and 45.3% in the second quarter of 2006. The increase in Roto-Rooter's gross margin in 2007 is primarily attributable to better retention of service technicians, which enhances overall productivity of our workforce as well as reduces our workers' compensation costs.

        Selling, general and administrative expenses ("SG&A") for the second quarter of 2007 were $46.1 million, an increase of $7.5 million (19.3%) versus the second quarter of 2006. The increase is due to higher revenue, which increase our variable selling expenses as well as stock-based compensation expense of $2.5 million comprised of $1.6 million related to the LTIP pay out in May 2007 and $900,000 related to stock option grants made in May 2007 and June 2006. There was no material stock-based compensation expense in the second quarter of 2006.

        Income from operations increased $4.4 million from $25.9 million in the second quarter of 2006 to $30.3 million in the second quarter of 2007. The increase is primarily the result of the increase in sales and gross margin.

        Interest expense, substantially all of which is incurred at Corporate, declined from $4.3 million in the second quarter of 2006 to $3.4 million in the second quarter of 2007. This decline is due primarily to the refinancing transactions in May 2007, as discussed above. Additionally, the loss on extinguishment of debt is the result of the May 2007 refinancing transactions.

        Other income-net increased from $524,000 in the second quarter of 2006 to $2.2 million in the second quarter of 2007. The increase is attributable mainly to market gains from investments held in our deferred compensation benefit plans. The expense related to these plans is included in SG&A expense.

        Our effective income tax rate was 38.9% in the second quarter of 2006 compared to 38.7% in the second quarter of 2007.

        Income from continuing operations decreased $4.1 million or 30.4% in the second quarter of 2007 as compared to the second quarter of 2006 due to the loss on extinguishment of debt. The loss on extinguishment of debt was partially offset by the increases in sales and gross margin discussed above. The $708,000 loss from discontinued operations in the second quarter of 2006 relates to VITAS' Phoenix, AZ program that was sold in November 2006. Income from continuing operations and net income for both periods included the following aftertax special items/adjustments that (increased)/reduced aftertax earnings (in thousands):

                                                                Three Months Ended
                                                                     June 30,
                                                       ------------------------------------
                                                              2007               2006
                                                       -----------------  -----------------
        Loss on extinguishment of debt                 $           8,726  $               -
        Long-term incentive compensation award                     1,013                  -
        Stock-option expense                                         570                 12
        Legal expenses of OIG investigation                           46                212
                                                       -----------------  -----------------

                                                       $          10,355  $             224
                                                       =================  =================

Three-months ended June 30, 2007 versus 2006-Segment Results
------------------------------------------------------------
        The change in aftertax earnings for the second quarter of 2007 versus the second quarter of 2006 is due to (in thousands):

                                                           Net Income
                                                       Increase/(Decrease)
                                        -------------------------------------------------
                                                  Amount                  Percent
                                        -------------------------- ----------------------
          VITAS                         $                   2,047                   16.9%
          Roto-Rooter                                       3,692                   52.7%
          Corporate                                        (9,856)                -177.3%
          Discontinued operations                             708                  100.0%
                                        --------------------------

                                        $                  (3,409)                 -26.5%
                                        ==========================

Six-months ended June 30, 2007 versus 2006-Consolidated Results
---------------------------------------------------------------
        Our service revenues and sales for the first six months of 2007 increased 9.9% versus revenues for the first six months of 2006. Of this increase, $32.2 million was attributable to VITAS and $16.6 million was attributable to Roto-Rooter, as follows: (dollars in thousands):

                                                     Increase/(Decrease)
                                        ---------------------------------------------
                                               Amount                  Percent
                                        ---------------------   ---------------------
    VITAS
      Routine homecare                   $            32,341                    13.8%
      Continuous care                                 (2,718)                   -4.6%
      General inpatient                                1,472                     3.3%
      Medicare cap                                     1,071                    -179%
    Roto-Rooter
      Plumbing                                        10,033                    16.5%
      Drain cleaning                                   4,462                     6.2%
      Other                                            2,176                     9.4%
                                        ---------------------

                    Total                $            48,837                     9.9%
                                        =====================


        The increase in VITAS' revenues for the first six months of 2007 versus the first six months of 2006 is attributable to an increase in ADC of 9.4% for routine homecare and 0.5% for general inpatient care offset by a 7.1% decline in continuous care. ADC is a key measure we use to monitor volume growth in our hospice business. Changes in total program admissions and average length of stay for our patients are the main drivers of changes in ADC. The remainder of the revenue increases is due primarily to the annual increase in Medicare reimbursement rates in the fourth quarter of 2006. In excess of 90% of VITAS' revenues for the period were from Medicare and Medicaid. Additionally, we did not incur a Medicare cap liability during the first six months of 2007.

        The increase in the plumbing revenues for the first six months of 2007 versus 2006 comprises a 9.3% increase in the number of jobs performed and a 7.2% increase due to increased price and job mix. The increase in drain cleaning revenues for the first six months of 2007 versus 2006 comprised a 1.0% decline in the number of jobs offset by a 7.2% increase due to increased price and job mix. The increase in other revenues is attributable primarily to increased revenue from the independent contractor operations.

        The consolidated gross margin was 30.4% in the first six months of 2007 as compared with 28.0% in the first six months of 2006. On a segment basis, VITAS' gross margin was 22.5% in the first six months of 2007 and 19.9% in the first six months of 2006. The increase in VITAS' gross margin in 2007 is primarily attributable to not having a Medicare cap liability in 2007 as well as excess patient care capacity in the prior year period. We corrected our excess capacity during the later part of the second quarter in 2006. The Roto-Rooter segment's gross margin was 47.6% in the first six months of 2007 as compared to 45.4% in the first six months of 2006. The increase in Roto-Rooter's gross margin in 2007 is primarily attributable to better retention of service technicians, which enhances overall productivity of our workforce as well as reduces our workers' compensation costs

        SG&A for the first six months of 2007 were $94.2 million, an increase of $17.1 million (22%) versus the first six months of 2006. The increase is largely due to increased revenue which increases our variable selling expenses as well as 2007 stock-based compensation expense of $8.5 million comprised of $7.0 million related to the LTIP and $1.5 million related to stock option grants made in May 2007 and June 2006. There was no material stock-based compensation expense recorded in the first six months of 2006.

        Income from operations increased $9.7 million from $49.9 million in the first six months of 2006 to $59.6 million in the first six months of 2007. The increase is primarily the result of the increase in sales and gross margin.

        Interest expense, substantially all of which is incurred at Corporate, declined from $9.6 million in the first six months of 2006 to $7.1 million in the first six months of 2007. This decline is due to the reduction in debt outstanding that occurred in February 2006 when we refinanced and repaid a significant portion of our debt as well as the refinancing transactions in May 2007, as discussed above. Additionally, the loss on extinguishment of debt is the result of the May 2007 refinancing transactions.

        Other income-net increased from $2.0 million in the first six months of 2006 to $3.1 million in the first six months of 2007. The increase is attributable mainly to market gains from investments held in our deferred compensation benefit plans. The expense related to these plans is included in SG&A expense.

        Our effective income tax rate was 38.6% for the first six months of 2007 as compared to 38.9% for the same period of 2006.

        Income from continuing operations increased $66,000 or 0.3% in the first six months of 2007 as compared to the first six months of 2006. Increased income from continuing operations was due to increases in sales and gross margin in 2007 which were almost fully offset by the $13.7 million loss on extinguishment of debt. The $531,000 loss from discontinued operations in the first six months of 2006 relates to VITAS' Phoenix, AZ program that was sold in November 2006. Income from continuing operations and net income for both periods included the following aftertax special items/adjustments that (increased)/reduced aftertax earnings (in thousands):

                                                                          Six Months Ended
                                                                              June 30,
                                                                   -------------------------------
                                                                         2007            2006
                                                                   ---------------- --------------
            Loss on extinguishment of debt                         $         8,726  $          273
            Long-term incentive compensation award                           4,427               -
            Stock-option expense                                               941              12
            Gain on sale of Florida call center                               (724)              -
            Legal expenses of OIG investigation                                 87             294
            Other                                                             (296)              -
                                                                   ---------------- --------------

                                                                   $        13,161  $          579
                                                                   ================ ==============

Six-months ended June 30, 2007 versus 2006-Segment Results
----------------------------------------------------------
         The change in aftertax earnings for the first six months of 2007 versus the first six months of 2006 is due to (in thousands):

                                            Increase/(Decrease)
                               ----------------------------------------------
                                        Amount                 Percent
                               ------------------------ ---------------------
      VITAS                    $                 6,354                  27.9%
      Roto-Rooter                                5,977                  42.1%
      Corporate                                (12,265)               -107.6%
      Discontinued operations                      531                -100.0%
                               ------------------------

                               $                   597                   2.4%
                               ========================

The following chart updates historical unaudited financial and operating data of VITAS, acquired in February 2004: (dollars in thousands, except dollars per patient day)


                                                                  Three Months Ended June 30, Six Months Ended June 30,
                                                                  --------------------------- -------------------------
                                                                       2007          2006         2007         2006
                                                                  --------------- ----------- ------------ ------------
 OPERATING STATISTICS
  Net revenue (a)
        Homecare                                                  $       134,794 $  120,768  $    266,341 $   234,000
        Inpatient                                                          22,745     21,720        46,207      44,736
        Continuous care                                                    28,162     29,638        56,730      59,447
                                                                  --------------- ----------- ------------ ------------
             Total before Medicare cap allowance                          185,701    172,126       369,278     338,183
        Medicare cap allowance                                                  -       (599)          472        (599)
                                                                  --------------- ----------- ------------ ------------
             Total                                                $       185,701 $  171,527  $    369,750 $   337,584
                                                                  =============== =========== ============ ============
  Net revenue as a percent of total before
  Medicare cap allowance
        Homecare                                                             72.6%      70.2 %        72.0%       69.2 %
        Inpatient                                                            12.2       12.6          12.5        13.2
        Continuous care                                                      15.2       17.2          15.4        17.6
                                                                  --------------- ----------- ------------ ------------
             Total before Medicare cap allowance                            100.0      100.0          99.9       100.0
        Medicare cap allowance                                                  -       (0.3)          0.1        (0.2)
                                                                  --------------- ----------- ------------ ------------
             Total                                                          100.0%      99.7 %       100.0%       99.8 %
                                                                  =============== =========== ============ ============
  Average daily census ("ADC") (days)
        Homecare                                                            6,915      6,275         6,851       6,104
        Nursing home                                                        3,574      3,488         3,574       3,424
                                                                  --------------- ----------- ------------ ------------
             Routine homecare                                              10,489      9,763        10,425       9,528
        Inpatient                                                             413        404           419         417
        Continuous care                                                       504        537           514         553
                                                                  --------------- ----------- ------------ ------------
             Total                                                         11,406     10,704        11,358      10,498
                                                                  =============== =========== ============ ============

  Total Admissions                                                         13,658     12,987        27,768      26,760
  Total Discharges                                                         13,359     12,528        27,416      25,825
  Average length of stay (days)                                              76.6       68.0          76.8        70.3
  Median length of stay (days)                                               13.0       13.0          13.0        13.0
  ADC by major diagnosis
        Neurological                                                         33.0%      33.1 %        33.2%       33.1 %
        Cancer                                                               19.7       20.0          19.7        20.2
        Cardio                                                               14.6       15.0          14.6        14.9
        Respiratory                                                           6.9        7.2           6.9         7.2
        Other                                                                25.8       24.7          25.6        24.6
                                                                  --------------- ----------- ------------ ------------
             Total                                                          100.0%     100.0 %       100.0%      100.0 %
                                                                  =============== =========== ============ ============
  Admissions by major diagnosis
        Neurological                                                         18.0%      19.6 %        18.6%       20.1 %
        Cancer                                                               35.9       35.0          35.0        34.4
        Cardio                                                               12.9       13.2          13.1        13.6
        Respiratory                                                           7.7        7.0           7.8         7.5
        Other                                                                25.5       25.2          25.5        24.4
                                                                  --------------- ----------- ------------ ------------
             Total                                                          100.0%     100.0 %       100.0%      100.0 %
                                                                  =============== =========== ============ ============
  Direct patient care margins (b)
        Routine homecare                                                     51.1%      49.5 %        50.9%       48.6 %
        Inpatient                                                            18.9       20.9          19.5        22.0
        Continuous care                                                      17.7       20.3          18.9        19.3
  Homecare margin drivers
     (dollars per patient day)
        Labor costs                                               $         48.96 $    48.31  $      49.04 $     49.77
        Drug costs                                                           7.82       8.39          7.99        7.90
        Home medical equipment                                               5.78       5.51          5.77        5.52
        Medical supplies                                                     2.11       2.11          2.14        2.10
  Inpatient margin drivers
     (dollars per patient day)
        Labor costs                                               $        262.37 $   258.32  $     257.35 $    252.87
  Continuous care margin drivers
     (dollars per patient day)
        Labor costs                                               $        484.13 $   463.62  $     474.21 $    458.96
  Bad debt expense as a percent of revenues                                   0.9%       0.9 %         0.9%        0.9 %
   Accounts receivable --
    days of revenue outstanding                                              37.5       40.1          N.A.         N.A.

-----------------------------------------------------------------

     (a) VITAS has 6 large (greater than 450 ADC), 15 medium (greater than 200 but less than 450 ADC) and 23 small (less than 200 ADC) hospice programs. There are two programs with Medicare cap cushion of less than 10% for the 2007 measurement period.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk
        Our primary market risk exposure relates to interest rate risk exposure through variable interest rate borrowings. At June 30, 2007, we had $77.8 million of variable rate debt outstanding. A 1% change in the interest rate on our variable interest rate borrowings would have a $778,000 full-year impact on our interest expense. At June 30, 2007, we believe the fair value of our Senior Convertible Notes approximates book value.

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

PART II OTHER INFORMATION

Item 2(c).  Purchases of Equity Securities by the Issuer and Affiliated
Purchasers
        The following table shows the repurchase activity related to our share repurchase programs for the six months ended June 30, 2007:

                                                                      Weighted
                                                 Total Number         Average        Cumulative Shares   Dollar Amount
                                                   of Shares       Price Paid Per    Repurchased Under  Remaining Under
                                                  Repurchased          Share            the Program       The Program
                                               ---------------- ------------------- ------------------ -----------------

July 2006 Program
-----------------
 January 1 through January 31, 2007                      67,379 $             36.41            260,777 $      40,432,944

 February 1 through February 28, 2007                   111,900 $             46.86            372,677 $      35,189,260

 March 1 through March 31, 2007                         446,800 $             48.29            819,477 $      13,614,888
                                               ----------------                     ================== =================

  First Quarter Total - July 2006 Program               626,079 $             46.76
                                               ================ ===================

 April 1 through April 30, 2007                               - $                 -            819,477 $      13,614,888

 May 1 through May 31, 2007                             220,072 $             61.87          1,039,549 $               -
                                               ----------------                     ================== =================

 Second Quarter Total - July 2006 Program               220,072 $             61.87
                                               ================ ===================

April 2007 Program
------------------
 April 1 through April 30, 2007                               - $                 -                  - $     150,000,000

 May 1 through May 31, 2007                           1,272,928 $             65.85          1,272,928 $      66,174,828

 June 1 through June 30, 2007                             8,500 $             64.98          1,281,428 $      65,622,526
                                               ----------------                     ================== =================

 Second Quarter Total - April 2007 Program            1,281,428 $             65.85
                                               ================ ===================

The amount authorized for repurchase under the July 2006 Program is $50 million. On April 26, 2007, our Board of Directors authorized a $150 million share repurchase plan.

Item 4. Submission of Matters to a Vote of Security Holders

        A. Chemed Corporation held its annual meeting of stockholders on May 21, 2007.

        B. The names of directors elected at this annual meeting are as follows:

               Edward L. Hutton                       Walter L. Krebs
               Kevin J. McNamara                      Sandra E. Laney
               Charles H. Erhart, Jr.                 Timothy S. O'Toole
               Joel F. Gemunder                       Donald E. Saunders
               Patrick P. Grace                       George J. Walsh III
               Thomas C. Hutton                       Frank E. Wood

        C. The stockholders then ratified the selection by the Board of Directors of PricewaterhouseCoopers LLP as independent accountants for the Company and its consolidated subsidiaries for the year 2007: 23,116,944.439 votes were cast in favor of the proposal, 259,886.606 votes were cast against it, 44,282.993 votes abstained, and there were no broker non-votes.

         With respect to the election of directors, the number of votes cast for each nominee was as follows:
                                              For              Withheld
                                          ---------------------------------

                  Edward L. Hutton        22,831,898.521        589,215.517
                  Kevin J. McNamara       22,968,046.374        453,067.664
                  Charles H. Erhart, Jr.  22,641,814.115        779,299.923
                  Joel F. Gemunder        22,222,996.649      1,198,117.389
                  Patrick P. Grace        23,036,708.604        384,405.434
                  Thomas C. Hutton        22,850,660.094        570,453.944
                  Walter L. Krebs         23,198,194.086        222,919.952
                  Sandra E. Laney         22,449,273.878        971,840.160
                  Timothy S. O'Toole      22,742,609.374        678,504.664
                  Donald E. Saunders      23,196,244.654        224,869.384
                  George J. Walsh III     22,974,863.654        446,250.384
                  Frank E. Wood           23,201,572.481        219,541.557

Item 6. Exhibits

            Exhibit No.                     Description
         ----------------    ---------------------------------------------------

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


                                                                                  Chemed Corporation
                                                                -------------------------------------------------------
                                                                                     (Registrant)


        Dated:              August 3, 2007                 By:                    Kevin J. McNamara
                  ------------------------------------          -------------------------------------------------------
                                                                                  Kevin J. McNamara
                                                                       (President and Chief Executive Officer)


        Dated:              August 3, 2007                 By:                    David P. Williams
                  ------------------------------------          -------------------------------------------------------
                                                                                  David P. Williams
                                                                     (Vice President and Chief Financial Officer)


        Dated:              August 3, 2007                 By:                  Arthur V. Tucker, Jr.
                  ------------------------------------          -------------------------------------------------------
                                                                                Arthur V. Tucker, Jr.
                                                                             (Vice President and Controller)