Form 10-Q
period 2007-09-30
CHEMED CORP
filed 2007-11-01
CIK 19584

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

(Mark One)


             Quarterly Report Under Section 13 or 15 (d) of the Securities
             Exchange Act of 1934 For the Quarterly Period Ended September
        X    30, 2007
     --------

             Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
     --------

                         Commission File Number: 1-8351

                               CHEMED CORPORATION
             (Exact name of registrant as specified in its charter)

               Delaware                                 31-0791746
    (State or other jurisdiction of         (IRS Employer Identification No.)
    incorporation or organization)

   2600 Chemed Center, 255 E. Fifth Street,                   45202
               Cincinnati, Ohio
   (Address of principal executive offices)                (Zip code)

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
     Large                   Accelerated          Non-accelerated
     accelerated filer  X    filer                filer
                       ----                 ----                   ----


Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
     Yes             No     X
             ----          ----


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class                         Amount                        Date

Capital Stock            23,926,680 Shares            September 30, 2007
$1 Par Value

================================================================================

                             CHEMED CORPORATION AND
                              SUBSIDIARY COMPANIES



                                      Index

                                                                        Page No.
PART I.    FINANCIAL INFORMATION:
     Item 1.  Financial Statements
                Unaudited Consolidated Balance Sheet -
                 September 30, 2007 and December 31, 2006                    3

              Unaudited Consolidated Statement of Income -
                 Three and nine months ended September 30, 2007 and 2006     4

              Unaudited Consolidated Statement of Cash Flows -
                 Nine months ended September 30, 2007 and 2006               5

              Notes to Unaudited Financial Statements                        6

     Item 2.  Management's Discussion and Analysis of
              Financial Condition and Results of Operations                 20

     Item 3.  Quantitative and Qualitative Disclosures about Market Risk    29

     Item 4.  Controls and Procedures                                       29

PART II.   OTHER INFORMATION
     Item 6.  Exhibits                                                      30

                                           PART I. FINANCIAL INFORMATION
                                           Item 1. Financial Statements
                                    CHEMED CORPORATION AND SUBSIDIARY COMPANIES
                                       UNAUDITED CONSOLIDATED BALANCE SHEET
                                  (in thousands except share and per share data)


                                                                                    September 30,     December 31,
                                                                                        2007             2006
                                                                                    -------------    --------------
 ASSETS
  Current assets
   Cash and cash equivalents                                                        $     16,730     $      29,274
   Accounts receivable less allowances of      $ 9,905
             (2006 - $10,180)                                                             81,718            93,086
   Inventories                                                                             6,824             6,578
   Current deferred income taxes                                                          20,344            17,789
   Current assets of discontinued operations                                                   -             5,418
   Prepaid expenses and other current assets                                               6,983             9,968
                                                                                    -------------    --------------
            Total current assets                                                         132,599           162,113
  Investments of deferred compensation plans held in trust                                28,824            25,713
  Notes receivable                                                                        14,701            14,701
  Properties and equipment, at cost, less accumulated
   depreciation of  $86,973             (2006 - $77,107)                                  73,285            70,140
  Identifiable intangible assets less accumulated
   amortization of  $16,235             (2006 - $13,201)                                  66,186            69,215
  Goodwill                                                                               436,262           435,050
  Noncurrent assets of discontinued operations                                                 -               287
  Other assets                                                                            16,382            16,068
                                                                                    -------------    --------------
              Total Assets                                                          $    768,239     $     793,287
                                                                                    =============    ==============

 LIABILITIES
  Current
   liabilities
   Accounts payable                                                                 $     46,389     $      49,744
   Current portion of long-term debt                                                      10,161               209
   Income taxes                                                                            9,854             6,765
   Accrued insurance                                                                      37,725            38,457
   Accrued compensation                                                                   37,147            35,990
   Current liabilities of discontinued operations                                              -            12,215
  Other current liabilities                                                               20,972            22,684
                                                                                    -------------    --------------
            Total current liabilities                                                    162,248           166,064
  Deferred income taxes                                                                    3,370            26,301
  Long-term debt                                                                         224,735           150,331
  Deferred compensation liabilities                                                       28,407            25,514
  Other liabilities                                                                        5,818             3,716
                                                                                    -------------    --------------
             Total Liabilities                                                           424,578           371,926
                                                                                    -------------    --------------

 STOCKHOLDERS' EQUITY
  Capital stock - authorized 80,000,000 shares $1 par; issued
   29,205,791 shares (2006 - 28,849,918 shares)                                           29,206            28,850
  Paid-in capital                                                                        264,374           252,639
  Retained earnings                                                                      259,578           215,517
  Treasury stock - 5,279,111 shares (2006 - 3,023,635 shares), at cost                  (211,959)          (78,064)
  Deferred compensation payable in Company stock                                           2,462             2,419
                                                                                    -------------    --------------
              Total Stockholders' Equity                                                 343,661           421,361
                                                                                    -------------    --------------
              Total Liabilities and Stockholders' Equity                            $    768,239     $     793,287
                                                                                    =============    ==============
     See accompanying notes to unaudited consolidated financial statements

                                    CHEMED CORPORATION AND SUBSIDIARY COMPANIES
                                     UNAUDITED CONSOLIDATED STATEMENT OF INCOME
                                       (in thousands, except per share data)



                                                   Three Months Ended September 30, Nine Months Ended September 30,
                                                  --------------------------------- --------------------------------
                                                       2007            2006              2007             2006
                                                  --------------- ----------------  ---------------- ---------------
 Continuing Operations
  Service revenues and sales                      $      272,503  $       253,695   $       814,329  $      746,684
                                                  --------------- ----------------  ---------------- ---------------
  Cost of services provided and goods sold
    (excluding depreciation)                             192,882          185,399           569,845         540,537
  Selling, general and administrative expenses            42,526           39,139           136,686         116,214
  Depreciation                                             5,220            4,171            14,897          12,385
  Amortization                                             1,292            1,355             3,901           3,968
  Other operating expense/(income)                             -              272            (1,138)            272
                                                  --------------- ----------------  ---------------- ---------------
     Total costs and expenses                            241,920          230,336           724,191         673,376
                                                  --------------- ----------------  ---------------- ---------------
     Income from operations                               30,583           23,359            90,138          73,308
  Interest expense                                        (2,515)          (4,081)           (9,657)        (13,726)
  Loss from impairment of investment                           -           (1,445)                -          (1,445)
  Loss on extinguishment of debt                             (83)               -           (13,798)           (430)
  Other income--net                                           11              715             3,068           2,734
                                                  --------------- ----------------  ---------------- ---------------
     Income before income taxes                           27,996           18,548            69,751          60,441
  Income taxes                                           (11,080)          (5,673)          (27,181)        (21,978)
                                                  --------------- ----------------  ---------------- ---------------
     Income from continuing operations                    16,916           12,875            42,570          38,463
 Discontinued operations, net of income taxes              1,201           (4,914)            1,201          (5,445)
                                                  --------------- ----------------  ---------------- ---------------
 Net income                                       $       18,117  $         7,961   $        43,771  $       33,018
                                                  =============== ================  ================ ===============


 Earnings Per Share
    Income from continuing operations             $         0.71  $          0.49   $          1.72  $         1.47
                                                  =============== ================  ================ ===============
    Net income                                    $         0.76  $          0.30   $          1.77  $         1.26
                                                  =============== ================  ================ ===============
    Average number of share outstanding                   23,933           26,190            24,711          26,147
                                                  =============== ================  ================ ===============

 Diluted Earnings Per Share
    Income from continuing operations             $         0.69  $          0.48   $          1.69  $         1.44
                                                  =============== ================  ================ ===============
    Net income                                    $         0.74  $          0.30   $          1.73  $         1.23
                                                  =============== ================  ================ ===============
    Average number of share outstanding                   24,466           26,633            25,249          26,750
                                                  =============== ================  ================ ===============

 Cash Dividends Per Share                         $         0.06  $          0.06   $          0.18  $         0.18
                                                  =============== ================  ================ ===============

     See accompanying notes to unaudited consolidated financial statements

                   CHEMED CORPORATION AND SUBSIDIARY COMPANIES
                 UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (in thousands)
                                                                     Nine Months Ended
                                                                       September 30,
                                                                    --------------------
                                                                      2007       2006
                                                                    ---------- ---------
 Cash Flows from Operating Activities
  Net income                                                        $  43,771  $ 33,018
 Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation and amortization                                      18,798    16,353
    Write off unamortized debt issuance costs                           7,235       430
    Noncash long-term incentive compensation                            6,154         -
    Provision for uncollectible accounts receivable                     6,025     5,938
    Provision for deferred income taxes                                (1,388)    2,896
    Discontinued operations                                            (1,201)    5,445
    Amortization of debt issuance costs                                   970     1,325
    Loss on asset impairment                                                -     1,445
    Changes in operating assets and liabilities, excluding
     amounts acquired in business combinations:
      Decrease/(increase) in accounts receivable                        4,819   (20,256)
      Decrease/(increase) in inventories                                 (246)      118
      Decrease in prepaid expenses and other
        current assets                                                  2,964     2,673
      Decrease in accounts payable and other current liabilities       (9,896)  (21,323)
      Increase in income taxes                                         11,825     9,087
      Increase in other assets                                         (3,109)     (248)
      Increase in other liabilities                                     3,908     2,390
    Excess tax benefit on share-based compensation                     (2,506)   (4,943)
    Other sources                                                       2,020     1,373
                                                                    ---------- ---------
     Net cash provided by continuing operations                        90,143    35,721
     Net cash provided by discontinued operations                           -     4,932
                                                                    ---------- ---------
     Net cash provided by operating activities                         90,143    40,653
                                                                    ---------- ---------
 Cash Flows from Investing Activities
  Capital expenditures                                                (20,145)  (15,955)
  Net uses from disposals of discontinued operations                   (6,121)   (3,360)
  Proceeds from sales of property and equipment                         3,072       287
  Business combinations, net of cash acquired                          (1,079)   (1,489)
  Other
   uses                                                                (1,415)     (805)
                                                                    ---------- ---------
    Net cash used by investing activities                             (25,688)  (21,322)
                                                                    ---------- ---------
 Cash Flows from Financing Activities
  Proceeds from issuance of long-term debt                            300,000         -
  Repayment of long-term debt                                        (215,644)  (84,500)
  Purchases of treasury stock                                        (130,873)   (8,253)
  Purchases of note hedges                                            (55,093)        -
  Proceeds from issuance of warrants                                   27,614         -
  Debt issuance costs                                                  (6,887)     (154)
  Dividends paid                                                       (4,441)   (4,739)
  Increase in cash overdraft payable                                    2,554     2,145
  Excess tax benefit on share-based compensation                        2,506     4,943
  Issuance of capital stock                                             2,429     3,854
  Net increase in revolving line of credit                                  -    15,400
  Other sources                                                           836       254
                                                                    ---------- ---------
    Net cash used by financing activities                             (76,999)  (71,050)
                                                                    ---------- ---------
 Decrease in Cash and Cash Equivalents                                (12,544)  (51,719)
 Cash and cash equivalents at beginning of year                        29,274    57,133
                                                                    ---------- ---------
 Cash and cash equivalents at end of period                         $  16,730  $  5,414
                                                                    ========== =========
     See accompanying notes to unaudited consolidated financial statements

                   CHEMED CORPORATION AND SUBSIDIARY COMPANIES
                     Notes to Unaudited Financial Statements


1.  Basis of Presentation

     As used herein, the terms "We," "Company" and "Chemed" refer to Chemed Corporation or Chemed Corporation and its consolidated subsidiaries.

     We have prepared the accompanying unaudited consolidated financial statements of Chemed in accordance with Rule 10-01 of SEC Regulation S-X. Consequently, we have omitted certain disclosures required under generally accepted accounting principles in the United States for complete financial statements. However, in our opinion, the financial statements presented herein contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly our financial position, results of operations and cash flows. These financial statements are prepared on the same basis as and should be read in conjunction with the Consolidated Financial Statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2006. Certain 2006 amounts have been reclassified to conform with current period presentation in the balance sheet and statement of income primarily related to the presentation of the discontinued operations of our former Phoenix hospice program.

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

     We received approximately $194 million in net proceeds from the sale of the Notes after paying underwriting fees, legal and other expenses. Proceeds from the offering were used to purchase treasury shares of our stock, as discussed further in Note 3 and to pay down a portion of the 2007 Facility. We will pay interest on the Notes on May 15 and November 15 of each year, beginning on November 15, 2007. The Notes will mature on May 15, 2014. The Notes are guaranteed on an unsecured senior basis by each of our subsidiaries that are a borrower or a guarantor under any senior credit facility, as defined in the Indenture. The Notes are convertible, under certain circumstances, into our Capital Stock at a conversion rate of 12.3874 shares per $1,000 principal amount of Notes. This conversion rate is equivalent to an initial conversion price of approximately $80.73 per share. Prior to March 1, 2014, holders may convert their Notes under certain circumstances. On and after March 1, 2014, the Notes will be convertible at any time prior to the close of business three days prior to the stated maturity date of the Notes. Upon conversion of a Note, if the conversion value is $1,000 or less, holders will receive cash equal to the lesser of $1,000 or the conversion value of the number of shares of our Capital Stock. If the conversion value exceeds $1,000, in addition to this, holders will receive shares of our Capital Stock for the excess amount. The Indenture contains customary terms and covenants that upon certain events of default, including without limitation, failure to pay when due any principal amount, a fundamental change or certain cross defaults in other agreements or instruments, occurring and continuing; either the trustee or the holders of 25% in aggregate principal amount of the Notes may declare the principal of the Notes and any accrued and unpaid interest through the date of such declaration immediately due and payable. In the case of certain events of bankruptcy or insolvency relating to any significant subsidiary or to us, the principal amount of the Notes and accrued interest automatically becomes due and payable.

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

     We, our subsidiary guarantors and the Initial Purchasers also entered into a Registration Rights Agreement (the "RRA") dated May 14, 2007. Pursuant to the RRA, we agreed to, no later than the 120th day after May 14, 2007, file a shelf registration statement covering resale of the Notes and the Capital Stock issuable upon conversion pursuant to Rule 415 under the Securities Act. On August 17, 2007, we filed a shelf registration statement, that became immediately effective, to register the Notes and Capital Stock issuable upon conversion.

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

     Since May 2007, we have repaid $65.5 million of the $100 million term note under the 2007 Facility using cash on hand. Of the amount paid, $60.5 million represents a prepayment. The following is a schedule by year of required long-term debt repayments as of September 30, 2007 (in thousands):

September 2008            $           10,161
September 2009                        10,059
September 2010                        10,059
September 2011                         4,559
September 2012                            58
Thereafter                           200,000
                          -------------------
     Total debt                      234,896
Less: Current portion                (10,161)
                          -------------------
     Total long-term debt $          224,735
                          ===================

     We are in compliance with all debt covenants as of September 30, 2007. We have issued $30.1 million in standby letters of credit as of September 30, 2007, mainly for insurance purposes. Issued letters of credit reduce our available credit under the revolving credit agreement. As of September 30, 2007, we have approximately $144.9 million of unused lines of credit available and eligible to be drawn down under our revolving credit facility, excluding the expansion feature.

3.  Capital Stock Transactions

     On April 26, 2007, our Board of Directors authorized a $150 million stock repurchase program. For the nine months ended September 30, 2007 we repurchased
2.1 million shares at a weighted average cost of $59.82 per share. For the nine months ended September 30, 2006 we repurchased 111,380 shares at a weighted average cost of $37.30 per share.

4.  Revenue Recognition

     Both the VITAS segment and Roto-Rooter segment recognize service revenues and sales when the earnings process has been completed. Generally, this occurs when services are provided or products are delivered. VITAS recognizes revenue at the estimated realizable amount due from third-party payers. Medicare payments are subject to certain caps, as described below.

     We actively monitor each of our hospice programs, by provider number, as to their specific admission, discharge rate and median length of stay data in an attempt to determine whether they are likely to exceed the annual per-beneficiary Medicare cap ("Medicare cap"). Should we determine that revenues for a program are likely to exceed the Medicare cap based on projected trends, we attempt to institute corrective action to influence the patient mix or to increase patient admissions. However, should we project our corrective action will not prevent that program from exceeding its Medicare cap, we estimate the amount of revenue recognized during the period that will require repayment to the Federal government under the Medicare cap and record the amount as a reduction to patient revenue. The Medicare cap measurement period is from September 29 through September 28 of the following year for admissions and from November 1 through October 31 of the following year for revenue. As of the date of this filing, for the 2007 measurement period, no programs have a required Medicare billing reduction. Our current estimates for the projected full year 2007 measurement period anticipate no programs with a Medicare cap billing limitation. Therefore, no revenue reduction for Medicare cap has been recorded for the three or nine-month period ended September 30, 2007.

     In October 2007, we received notification from the Federal government's fiscal intermediary regarding our Medicare cap liabilities related to the 2006 measurement period. The notification revealed that we were over accrued by $1.2 million, consisting of an under accrual related to continuing operations of $714,000 and an over accrual related to our discontinued Phoenix operation of $1.9 million. Prior to this, we had $9.5 million accrued for the 2006 measurement period related to 3 programs, including our discontinued Phoenix program. The difference between our estimates and the amount calculated by the Federal government's fiscal intermediary was primarily the result of allocations made for patients transferring between our hospice programs and other providers. We continue to believe that our estimation methodology provides a reasonable basis to record potential Medicare cap liabilities.

5.  Segments

     Service revenues and sales and aftertax earnings by business segment are as follows (in thousands):


                                        Three months ended   Nine months ended
                                           September 30,       September 30,
                                        ------------------- -------------------
                                          2007      2006      2007      2006
                                        --------- --------- --------- ---------
Service Revenues and Sales
--------------------------
VITAS                                   $188,474  $175,289  $558,224  $512,873
Roto-Rooter                               84,029    78,406   256,105   233,811
                                        --------- --------- --------- ---------
              Total                     $272,503  $253,695  $814,329  $746,684
                                        ========= ========= ========= =========

Aftertax Earnings
-----------------
VITAS                                   $ 13,921  $ 10,486  $ 43,062  $ 33,273
Roto-Rooter                                8,942     8,509    29,123    22,713
                                        --------- --------- --------- ---------
              Total                       22,863    18,995    72,185    55,986
Corporate                                 (5,947)   (6,120)  (29,615)  (17,523)
Discontinued operations                    1,201    (4,914)    1,201    (5,445)
                                        --------- --------- --------- ---------
              Net income                $ 18,117  $  7,961  $ 43,771  $ 33,018
                                        ========= ========= ========= =========

6.  Patient Care Notes Receivable

     We have notes receivable of $14.7 million from Patient Care, Inc. related to our sale of this subsidiary in 2002. In February 2007, the parties amended the terms of the promissory notes receivable. The amended notes are due October 2009. The interest on the notes receivable is the higher of Patient Care's current floating rate plus 2% or 11.5% per year. Interest payments are due quarterly. As of September 30, 2007, Patient Care is current on all interest payments related to these notes.

7.  Earnings per Share

     Earnings per share are computed using the weighted average number of shares of capital stock outstanding. Earnings and diluted earnings per share for 2007 and 2006 are computed as follows (in thousands, except per share data):

                                       Income from Continuing Operations                   Net Income
                                   -----------------------------------------  -------------------------------------
                                                                   Earnings                               Earnings
For the Three Months                                                  per                                    per
 Ended September 30,                   Income          Shares        Share        Income        Shares      Share
---------------------              --------------- --------------- ---------  --------------- ----------- ---------
2007
 Earnings                          $        16,916          23,933 $    0.71  $        18,117      23,933 $    0.76
                                                                   =========                              =========
 Dilutive stock options                          -             462                          -         462
 Nonvested stock awards                          -              71                          -          71
                                   --------------- ---------------            --------------- -----------
   Diluted earnings                $        16,916          24,466 $    0.69  $        18,117      24,466 $    0.74
                                   =============== =============== =========  =============== =========== =========

2006
 Earnings                          $        12,875          26,190 $    0.49  $         7,961      26,190 $    0.30
                                                                   =========                              =========
 Dilutive stock options                          -             393                          -         393
 Nonvested stock awards                          -              50                          -          50
                                   --------------- ---------------            --------------- -----------
   Diluted earnings                $        12,875          26,633 $    0.48  $         7,961      26,633 $    0.30
                                   =============== =============== =========  =============== =========== =========


                                       Income from Continuing Operations                   Net Income
                                   -----------------------------------------  -------------------------------------
                                                                   Earnings                               Earnings
For the Nine Months                                                   per                                    per
 Ended September 30,                   Income          Shares        Share        Income        Shares      Share
---------------------              --------------- --------------- ---------  --------------- ----------- ---------
2007
 Earnings                          $        42,570          24,711 $    1.72  $        43,771      24,711 $    1.77
                                                                   =========                              =========
 Dilutive stock options                          -             463                          -         463
 Nonvested stock awards                          -              75                          -          75
                                   --------------- ---------------            --------------- -----------
   Diluted earnings                $        42,570          25,249 $    1.69  $        43,771      25,249 $    1.73
                                   =============== =============== =========  =============== =========== =========

2006
 Earnings                          $        38,463          26,147 $    1.47  $        33,018      26,147 $    1.26
                                                                   =========                              =========
 Dilutive stock options                          -             546                          -         546
 Nonvested stock awards                          -              57                          -          57
                                   --------------- ---------------            --------------- -----------
   Diluted earnings                $        38,463          26,750 $    1.44  $        33,018      26,750 $    1.23
                                   =============== =============== =========  =============== =========== =========

     Diluted earnings per share may be impacted in future periods as the result of the issuance of our $200 million Notes and related purchased call options and sold warrants, as described in Note 2 above. Under EITF 04-8 "The Effect of Contingently Convertible Instruments on Diluted Earnings per Share" and EITF 90-19, we will not include any shares related to the Notes in our calculation of diluted earnings per share until our average stock price for a quarter exceeds the conversion price of $80.73. We would then include in our diluted earnings per share calculation those shares issuable using the treasury stock method. The amount of shares issuable is based upon the amount by which the average stock price for the quarter exceeds the conversion price. The purchased call option does not impact the calculation of diluted earnings per share as it is always anti-dilutive. The sold warrants become dilutive when our average stock price for a quarter exceeds the strike price of the warrant.

     The following table provides examples of how changes in our stock price impact the number of shares that would be included in our diluted earnings per share calculation. It also shows the impact on the number of shares issuable upon conversion of the Notes and settlement of the purchased call options and sold warrants:

                        Shares                         Total Treasury      Shares Due            Incremental
                   Underlying 1.875%                       Method        to the Company       Shares Issued by
      Share           Convertible         Warrant        Incremental       under Notes           the Company
      Price              Notes            Shares         Shares (a)          Hedges          upon Conversion (b)
----------------- ------------------ ---------------- ---------------- ------------------- ----------------------
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

9.  Other Income -- Net

     Other income -- net comprises the following (in thousands):

                                                               Three Months Ended     Nine Months Ended
                                                                   September 30,         September 30,
                                                               -------------------- ----------------------
                                                                  2007      2006       2007       2006
                                                               ---------- --------- ---------- -----------
Interest income                                                $     897  $    426  $   2,608  $    1,977
(Loss)/gain on trading investments of employee benefit trust        (522)      340        927         825
(Loss)/gain on disposal of property and equipment                    (57)      (50)      (250)       (105)
Other - net                                                         (307)       (1)      (217)         37
                                                               ---------- --------- ---------- -----------
     Total other income                                        $      11  $    715  $   3,068  $    2,734
                                                               ========== ========= ========== ===========

10.  Other Current Liabilities
      Other current liabilities as of September 30, 2007 and December 31, 2006 consist of the following (in thousands):

                                         2007         2006
                                     -----------  ------------
      Accrued legal settlements      $       618  $      1,889
      Accrued divestiture expenses           842         2,612
      Accrued Medicare Cap estimate        8,279         3,373
      Other                               11,233        14,810
                                     -----------  ------------

           Total other current
           liabilities               $    20,972  $     22,684
                                     ===========  ============

      Accrued Medicare cap as of September 30, 2007 includes $4.7 million related to our Phoenix program that we sold in November 2006. This amount was recorded in current liabilities from discontinued operations as of December 31, 2006.

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

12.  Loans Receivable from Independent Contractors
      The Roto-Rooter segment sublicenses with approximately sixty-one independent contractors to operate certain plumbing repair and drain cleaning businesses in lesser-populated areas of the United States and Canada. As of September 30, 2007, we had notes receivable from our independent contractors totaling $1.6 million (December 31, 2006-$1.9 million). In most cases these loans are fully or partially secured by equipment owned by the contractor. The interest rates on the loans range from 5% to 8% per annum and the remaining terms of the loans range from two months to 5 years at September 30, 2007. During the three and nine months ended September 30, 2007, we recorded revenues of $5.3 million and $16.2 respectively (2006-$4.5 million and $14.1 million, respectively) and pretax profits of $2.3 million and $7.1 million, respectively (2006-$1.7 million and $5.5 million, respectively) from our independent contractors.

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

13.  Pension and Retirement Plans
      All of the Company's plans that provide retirement and similar benefits are defined contribution plans. Expenses for the Company's pension and profit-sharing plans, excess benefit plans and other similar plans were $2.0 million and $9.7 million for the three and nine months ended September 30, 2007, respectively. Expenses for the Company's pension and profit-sharing plans, excess benefit plans and other similar plans were $2.6 million and $7.5 million for the three and nine months ended September 30, 2006, respectively.

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

15.  OIG Investigation
      In April 2005, the Office of Inspector General ("OIG") for the Department of Health and Human Services served VITAS with civil subpoenas relating to VITAS' alleged failure to appropriately bill Medicare and Medicaid for hospice services. As part of this investigation, the OIG selected medical records for 320 past and current patients from VITAS' three largest programs for review. It also sought policies and procedures dating back to 1998 covering admissions, certifications, recertifications and discharges. During the third quarter of 2005 and again in May 2006, the OIG requested additional information from us. The Court dismissed a related qui tam complaint filed in U.S. District Court for the Southern District of Florida with prejudice in July 2007. The plaintiffs are appealing this dismissal. Pretax expenses related to complying with OIG requests have been immaterial for the three and nine-month periods ended September 30, 2007. We incurred pretax expense related to complying with OIG requests and defending the litigation of $344,000 and $818,000 for the three and nine months ended September 30, 2006, respectively.

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

16.  Related Party Agreement
      In October 2004, VITAS entered into a pharmacy services agreement ("Agreement") with Omnicare, Inc. ("OCR") whereby OCR provides specified pharmacy services for VITAS and its hospice patients in geographical areas served by both VITAS and OCR. The Agreement has an initial term of three years that renews automatically for one-year terms. Either party may cancel the Agreement at the end of any term by giving written notice at least 90 days prior to the end of said term. In June 2004, VITAS entered into a pharmacy services agreement with excelleRx. The agreement has a one-year term and automatically renews unless either party provides a 90-day written termination notice. Subsequent to June 2004, OCR acquired excelleRx. Under both agreements, VITAS made purchases of $8.6 million and $25.1 million for the three and nine months ended September 30, 2007, respectively (2006 - $8.0 million and $22.3 million, respectively) and has accounts payable of $912,000 at September 30, 2007.

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

17.  Cash Overdrafts Payable
      Included in accounts payable at September 30, 2007 is cash overdrafts payable of $13.1 million (December 31, 2006 - $10.6 million).

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

      The cumulative effect upon adoption of FIN 48 was to reduce our accrual for uncertain tax positions by approximately $4.7 million, which has been recorded in retained earnings as of January 1, 2007 in the accompanying consolidated balance sheet. After adoption, we had approximately $1.3 million in unrecognized tax benefits. The majority of this amount would affect our effective tax rate, if recognized in a future period. The years ended December 31, 2004 and forward remain open for review for Federal income tax purposes at Chemed and Roto-Rooter. For VITAS, fiscal years beginning after February 24, 2004 (the date of acquisition) remain open for review for Federal income tax purposes. The earliest open year relating to any of our material state jurisdictions is the fiscal year ended December 31, 2002. During the next twelve months, we anticipate that the net change in unrecognized tax benefits will be a decrease of approximately $200,000 to $250,000 due to normal quarterly provisions, releases upon expiration of certain statutes of limitation and the settlement of current audits.

      As permitted by FIN 48, we reclassified interest related to our accrual for uncertain tax positions to separate interest accounts. We believe this change in accounting method is preferable as it more accurately classifies the impact of interest in our consolidated balance sheet and consolidated statement of income. As of September 30, 2007, we have approximately $137,000 accrued in interest related to uncertain tax positions. These accruals are included in other current liabilities in the accompanying consolidated balance sheet. For the three and nine months ended September 30, 2007, we have recorded approximately $1,000 and $28,000, respectively for net interest expense related to uncertain tax positions in interest expense in the accompanying consolidated statement of income.

19.  Recent Accounting Statements
      In February 2007, the FASB issued Statement No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" ("SFAS 159"), which permits an entity to measure certain financial assets and financial liabilities at fair value. Entities that elect the fair value option will report unrealized gains and losses in earnings at each reporting date. The fair value option may be elected on an instrument-by-instrument basis, with a few exceptions, as long as it is applied to the entire instrument. The fair value election is irrevocable unless a new election date occurs. SFAS 159 is effective as of the beginning of the first fiscal year that begins after November 15, 2007. We believe there will be no impact on our financial condition and results of operations as a result of the adoption of SFAS 159.

   In September 2006, the FASB issued Statement No. 157, "Fair Value Measurements" ("SFAS 157"), which addresses how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under generally accepted accounting principles (GAAP). It sets a common definition of fair value to be used throughout GAAP. The new standard is designed to make the measurement of fair value more consistent and comparable and improve disclosures about those measures. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. We are currently evaluating the impact SFAS 157 will have on our financial condition, results of operations and footnote disclosures.

20.  Guarantor Subsidiaries
      Our 1.875% Notes are fully and unconditionally guaranteed on an unsecured, joint and severally liable basis by certain of our 100% owned subsidiaries. The following unaudited, condensed, consolidating financial data presents the composition of the parent company (Chemed), the guarantor subsidiaries and the non-guarantor subsidiaries as of September 30, 2007 and December 31, 2006 for the balance sheet, the three and nine months ended September 30, 2007 and 2006 for the income statement and the nine months ended September 30, 2007 and 2006 for the statement of cash flows (dollars in thousands):

                      Condensed Consolidating Balance Sheet

As of September 30, 2007
------------------------                                          Guarantor     Non-Guarantor  Consolidating
                                                      Parent    Subsidiaries    Subsidiaries    Adjustments   Consolidated
                                                 ------------- --------------- --------------- -------------- -------------
ASSETS
Cash and cash equivalents                          $   15,694    $     (1,282)   $      2,318    $         -    $    16,730
Accounts receivable, less allowances                      878          80,272             568              -         81,718
Intercompany receivables                               22,050               -          (3,756)       (18,294)             -
Inventories                                                 -           6,174             650              -          6,824
Current deferred income taxes                             (67)         20,135             276              -         20,344
Prepaid expenses and other current assets               1,100           5,801              82              -          6,983
                                                 --------------------------------------------------------------- ----------
     Total current assets                              39,655         111,100             138        (18,294)       132,599
                                                 --------------------------------------------------------------- ----------

Investments of deferred compensation
     plans held in trust                                    -               -          28,824              -         28,824
Note receivable                                        14,701               -               -              -         14,701
Properties and equipment, at cost,
     less accumulated depreciation                      4,396          67,092           1,797              -         73,285
Identifiable intangible assets
     less accumulated amortization                          -          66,185               1              -         66,186
Goodwill                                                    -         431,570           4,692              -        436,262
Other assets                                           12,601           2,993             788              -         16,382
Investments in subsidiaries                           497,376          10,839               -       (508,215)             -
                                                 --------------------------------------------------------------- ----------
          Total assets                             $  568,729    $    689,779    $     36,240    $  (526,509)   $   768,239
                                                 =============================================================== ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable                                   $   (1,603)   $     47,636    $        356    $         -    $    46,389
Intercompany payables                                       -          14,691           3,603        (18,294)             -
Current portion of long-term debt                      10,000             161               -              -         10,161
Income taxes                                            4,352           4,133           1,369              -          9,854
Accrued insurance                                       1,281          36,444               -              -         37,725
Accrued salaries and wages                              2,778          33,726             643              -         37,147
Other current liabilities                               3,181          17,620             171              -         20,972

Deferred income taxes                                 (23,088)         36,479         (10,021)             -          3,370
Long-term debt                                        224,500             235               -              -        224,735
Deferred compensation liabilities                           -               -          28,407              -         28,407
Other liabilities                                       3,667           1,978             173              -          5,818
Stockholders' equity                                  343,661         496,676          11,539       (508,215)       343,661
                                                 --------------------------------------------------------------- ----------
     Total Liabilities and Stockholders' Equity    $  568,729    $    689,779    $     36,240    $  (526,509)   $   768,239
                                                 =============================================================== ==========

As of December 31, 2006
-----------------------                                          Guarantor     Non-Guarantor  Consolidating
                                                    Parent      Subsidiaries    Subsidiaries   Adjustments   Consolidated
                                                 ------------- --------------- -------------- -------------- -------------
ASSETS
Cash and cash equivalents                          $   25,258    $     (1,314)   $      5,330   $         -    $    29,274
Accounts receivable, less allowances                    1,547          91,065             474             -         93,086
Intercompany receivables                               84,784               -               -       (84,784)             -
Inventories                                                 -           6,169             409             -          6,578
Current deferred income taxes                            (117)         17,591             315             -         17,789
Current assets of discontinued operations                   -           5,418               -             -          5,418
Prepaid expenses and other current assets                 809           9,087              72             -          9,968
                                                 ------------- --------------- -------------- -------------- -------------
     Total current assets                             112,281         128,016           6,600       (84,784)       162,113
                                                 ------------- --------------- -------------- -------------- -------------

Investments of deferred compensation
     plans held in trust                               12,214          13,499               -             -         25,713
Note receivable                                        14,701               -               -             -         14,701
Properties and equipment, at cost,
     less accumulated depreciation                      6,412          62,023           1,705             -         70,140
Identifiable intangible assets
     less accumulated amortization                          -          69,213               2             -         69,215
Goodwill                                                    -         430,671           4,379             -        435,050
Noncurrent assets of discontinued operations                -             287               -             -            287
Other assets                                           12,845           2,514             709             -         16,068
Investments in subsidiaries                           430,399           8,628               -      (439,027)             -
                                                 ------------- --------------- -------------- -------------- -------------
          Total assets                             $  588,852    $    714,851    $     13,395   $  (523,811)   $   793,287
                                                 ============= =============== ============== ============== =============

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable                                   $     (189)   $     49,502    $        431   $         -    $    49,744
Intercompany payables                                       -          84,036             748       (84,784)             -
Current portion of long-term debt                           -             209               -             -            209
Income taxes                                           (5,906)         11,680             991             -          6,765
Accrued insurance                                       2,938          35,519               -             -         38,457
Accrued salaries and wages                              2,530          32,731             729             -         35,990
Current liabilities of discontinued operations              -          12,215               -             -         12,215
Other current liabilities                               9,568          11,715           1,401             -         22,684

Deferred income taxes                                  (6,946)         32,780             467             -         26,301
Long-term debt                                        150,000             331               -             -        150,331
Deferred compensation liabilities                      12,247          13,267               -             -         25,514
Other liabilities                                       3,249             467               -             -          3,716
Stockholders' equity                                  421,361         430,399           8,628      (439,027)       421,361
                                                 ------------- --------------- -------------- -------------- -------------
     Total Liabilities and Stockholders' Equity    $  588,852    $    714,851    $     13,395   $  (523,811)   $   793,287
                                                 ============= =============== ============== ============== =============

                    Condensed Consolidating Income Statement

For the nine months ended September 30, 2007
--------------------------------------------                      Guarantor    Non-Guarantor  Consolidating
                                                     Parent     Subsidiaries    Subsidiaries   Adjustments    Consolidated
                                                 ------------- --------------- -------------- -------------- --------------
 Continuing Operations
 Net sales and service revenues                    $        -    $    795,912    $    18,417    $         -    $   814,329
                                                 ----------------------------------------------------------- --------------

 Cost of services provided and goods sold                   -         560,630          9,215              -        569,845
 Selling, general and administrative expenses          14,513         119,397          2,776              -        136,686
 Depreciation                                             366          14,075            456              -         14,897
 Amortization                                             871           3,028              2              -          3,901
 Other operating income                                (1,138)              -              -              -         (1,138)
                                                 ----------------------------------------------------------- --------------
      Total costs and expenses                         14,612         697,130         12,449              -        724,191
                                                 ----------------------------------------------------------- --------------
      Income/ (loss) from operations                  (14,612)         98,782          5,968              -         90,138
 Interest expense                                      (9,065)           (365)          (227)             -         (9,657)
 Loss on extinguishment of debt                       (13,798)              -              -              -        (13,798)
 Other income - net                                    12,436          (8,885)          (483)             -          3,068
                                                 ----------------------------------------------------------- --------------
      Income/ (loss) before income taxes              (25,039)         89,532          5,258              -         69,751
 Income tax (provision)/benefit                         9,439         (34,182)        (2,438)             -        (27,181)
 Equity in net income of subsidiaries                  59,371           2,988              -        (62,359)             -
                                                 -------------    ------------   ------------ -------------- --------------
     Income from continuing operations                 43,771          58,338          2,820        (62,359)        42,570
Discontinued Operations                                     -           1,201              -              -          1,201
                                                 -------------    ------------   ------------ -------------- --------------
Net Income                                         $   43,771    $     59,539    $     2,820    $   (62,359)   $    43,771
                                                 ============= =============== ============== ============== ==============


For the nine months ended September 30, 2006
-------------------------------------------------                Guarantor     Non-Guarantor  Consolidating
                                                     Parent     Subsidiaries    Subsidiaries   Adjustments    Consolidated
                                                 ------------- --------------- -------------- -------------- --------------
 Continuing Operations
 Net sales and service revenues                    $        -    $    731,406    $    15,278    $         -    $   746,684
                                                 ----------------------------------------------------------- --------------

 Cost of services provided and goods sold                   -         532,921          7,616              -        540,537
 Selling, general and administrative expenses           8,095         105,178          2,941              -        116,214
 Depreciation                                             361          11,585            439              -         12,385
 Amortization                                             960           3,006              2              -          3,968
 Other operating expenses                                   -             272              -              -            272
                                                 ------------- ----------------- -------------- ------------ --------------
      Total costs and expenses                          9,416         652,962         10,998              -        673,376
                                                 ----------------------------------------------------------- --------------
      Income/ (loss) from operations                   (9,416)         78,444          4,280              -         73,308
 Interest expense                                     (13,290)           (418)           (18)             -        (13,726)
 Loss on extinguishment of debt                          (430)              -              -              -           (430)
 Investment impairment charge                          (1,445)              -              -              -         (1,445)
 Other income - net                                    15,925         (13,209)            18              -          2,734
                                                 ----------------------------------------------------------- --------------
      Income/ (loss) before income taxes               (8,656)         64,817          4,280              -         60,441
 Income tax (provision)/benefit                         3,516         (23,676)        (1,818)             -        (21,978)
 Equity in net income of subsidiaries                  40,384           2,462              -        (42,846)             -
                                                 ----------------------------------------------------------- --------------
      Income from continuing operations                35,244          43,603          2,462        (42,846)        38,463
 Discontinued Operations                               (2,226)         (3,219)             -              -         (5,445)
                                                 ----------------------------------------------------------- --------------
 Net income                                        $   33,018    $     40,384    $     2,462    $   (42,846)   $    33,018
                                                 =========================================================== ==============

For the three months ended September 30, 2007
---------------------------------------------                       Guarantor     Non-Guarantor  Consolidating
                                                    Parent        Subsidiaries    Subsidiaries    Adjustments    Consolidated
                                               ----------------- --------------- --------------- -------------- --------------
 Continuing Operations
 Net sales and service revenues                   $           -    $    266,382    $      6,121   $          -   $    272,503
                                               ---------------------------------------------------------------- --------------

 Cost of services provided and goods sold                     -         189,854           3,028              -        192,882
 Selling, general and administrative expenses             4,155          37,755             616              -         42,526
 Depreciation                                               123           4,940             157              -          5,220
 Amortization                                               282           1,008               2              -          1,292
                                               ----------------- --------------- --------------- -------------- --------------
      Total costs and expenses                            4,560         233,557           3,803              -        241,920
                                               ---------------------------------------------------------------- --------------
      Income/ (loss) from operations                     (4,560)         32,825           2,318              -         30,583
 Interest expense                                        (2,169)           (120)           (226)             -         (2,515)
 Loss on extinguishment of debt                             (83)              -               -              -            (83)
 Other income - net                                       2,838          (2,258)           (569)             -             11
                                               ---------------------------------------------------------------- --------------
      Income/ (loss) before income taxes                 (3,974)         30,447           1,523              -         27,996
 Income tax (provision)/benefit                           1,570         (11,749)           (901)             -        (11,080)
 Equity in net income of subsidiaries                    20,521             790               -        (21,311)             -
                                               ---------------------------------------------------------------- --------------
     Income from continuing operations                   18,117          19,488             622        (21,311)        16,916
Discontinued Operations                                       -           1,201               -              -          1,201
                                               ----------------- --------------- --------------- -------------- --------------
Net Income                                        $      18,117    $     20,689    $        622   $    (21,311)  $     18,117
                                               ================= =============== =============== ============== ==============

For the three months ended September 30, 2006
---------------------------------------------                       Guarantor     Non-Guarantor  Consolidating
                                                    Parent        Subsidiaries    Subsidiaries    Adjustments    Consolidated
                                               ----------------- --------------- --------------- -------------- --------------
 Continuing Operations
 Net sales and service revenues                   $           -    $    248,512    $      5,183   $          -   $    253,695
                                               ---------------------------------------------------------------- --------------

 Cost of services provided and goods sold                     -         182,793           2,606              -        185,399
 Selling, general and administrative expenses             3,026          35,126             987              -         39,139
 Depreciation                                               113           3,903             155              -          4,171
 Amortization                                               355           1,000               -              -          1,355
Other operating expenses                                      -             272               -              -            272
                                               ----------------- --------------- --------------- -------------- --------------
      Total costs and expenses                            3,494         223,094           3,748              -        230,336
                                               ---------------------------------------------------------------- --------------
      Income/ (loss) from operations                     (3,494)         25,418           1,435              -         23,359
 Interest expense                                        (3,996)            (85)              -              -         (4,081)
Investment impairment charge                             (1,445)              -               -              -         (1,445)
 Other income - net                                       5,121          (4,396)            (10)             -            715
                                               ---------------------------------------------------------------- --------------
      Income/ (loss) before income taxes                 (3,814)         20,937           1,425              -         18,548
 Income tax (provision)/benefit                           1,665          (6,733)           (605)             -         (5,673)
 Equity in net income of subsidiaries                    12,336             820               -        (13,156)             -
                                               ---------------------------------------------------------------- --------------
      Income from continuing operations                  10,187          15,024             820        (13,156)        12,875
 Discontinued Operations                                 (2,226)         (2,688)              -              -         (4,914)
                                               ---------------------------------------------------------------- --------------
 Net income                                       $       7,961    $     12,336    $        820   $    (13,156)  $      7,961
                                               ================================================================ ==============

                 Condensed Consolidating Statement of Cash Flows

For the nine months ended September 30, 2007
--------------------------------------------                                    Guarantor      Non-Guarantor
                                                               Parent         Subsidiaries      Subsidiaries     Consolidated
                                                          ----------------- ----------------- ---------------- -----------------
 Cash Flow from Operating Activities:
-------------------------------------
 Net cash provided by operating activities                  $        4,819    $       83,915    $       1,409    $       90,143
                                                          ----------------- ----------------- ---------------- -----------------
 Cash Flow from Investing Activities:
-------------------------------------
  Capital expenditures                                                (175)          (19,469)            (501)          (20,145)
  Business combinations, net of cash acquired                            -            (1,079)               -            (1,079)
  Net payments from sale of discontinued operations                 (2,382)           (3,739)               -            (6,121)
  Proceeds from sale of property and equipment                       2,964                83               25             3,072
  Other uses - net                                                    (680)             (721)             (14)           (1,415)
                                                          ----------------- ----------------- ---------------- -----------------
       Net cash used by investing activities                          (273)          (24,925)            (490)          (25,688)
                                                          ----------------- ----------------- ---------------- -----------------
 Cash Flow from Financing Activities:
-------------------------------------
  Increase/(decrease) in cash overdrafts payable                      (352)            2,906                -             2,554
  Change in intercompany accounts                                   66,460           (63,165)          (3,295)                -
  Dividends (paid to)/received from shareholders                    (4,441)            1,446           (1,446)           (4,441)
  Purchases of treasury stock                                     (130,873)                -                -          (130,873)
  Proceeds from exercise of stock options                            2,429                 -                -             2,429
  Realized excess tax benefit on share based compensation            2,506                 -                -             2,506
  Purchase of note hedges                                          (55,093)                -                -           (55,093)
  Proceeds from issuance of warrants                                27,614                 -                -            27,614
  Proceeds from issuance of long-term debt                         300,000                 -                -           300,000
  Debt issuance costs                                               (6,887)                -                -            (6,887)
  Repayment of long-term debt                                     (215,500)             (144)               -          (215,644)
  Other sources and uses - net                                          27                (1)             810               836
                                                          ----------------- ----------------- ---------------- -----------------
       Net cash used by financing activities                       (14,110)          (58,958)          (3,931)          (76,999)
                                                          ----------------- ----------------- ---------------- -----------------
 Net increase/(decrease) in cash and cash equivalents               (9,564)               32           (3,012)          (12,544)
 Cash and cash equivalents at beginning of period                   25,258            (1,314)           5,330            29,274
                                                          ----------------- ----------------- ---------------- -----------------
 Cash and cash equivalents at end of period                 $       15,694    $       (1,282)   $       2,318    $       16,730
                                                          ================= ================= ================ =================

For the nine months ended September 30, 2006
--------------------------------------------                                   Guarantor      Non-Guarantor
                                                               Parent        Subsidiaries      Subsidiaries     Consolidated
                                                          ---------------- ----------------- ---------------- -----------------
 Cash Flow from Operating Activities:
-------------------------------------
 Net cash provided/(used) by operating activities           $     (14,107)   $       52,297    $       2,463    $       40,653
                                                          ---------------- ----------------- ---------------- -----------------
 Cash Flow from Investing Activities:
-------------------------------------
  Capital expenditures                                               (128)          (15,215)            (612)          (15,955)
  Business combinations, net of cash acquired                           -            (1,489)               -            (1,489)
  Net payments from sale of discontinued operations                (3,360)                -                -            (3,360)
  Proceeds from sale of property and equipment                         42               222               23               287
  Other uses - net                                                   (524)             (281)               -              (805)
                                                          ---------------- ----------------- ---------------- -----------------
       Net cash used by investing activities                       (3,970)          (16,763)            (589)          (21,322)
                                                          ---------------- ----------------- ---------------- -----------------
 Cash Flow from Financing Activities:
-------------------------------------
  Increase/(decrease) in cash overdrafts payable                     (139)            2,284                -             2,145
  Change in intercompany accounts                                  38,715           (37,564)          (1,151)                -
  Dividends paid to shareholders                                   (4,739)                -                -            (4,739)
  Purchases of treasury stock                                      (8,253)                -                -            (8,253)
  Proceeds from exercise of stock options                           3,854                 -                -             3,854
  Realized excess tax benefit on share based compensation           4,943                 -                -             4,943
  Net increase in revolving credit facility                        15,400                 -                -            15,400
  Debt issuance costs                                                (154)                -                -              (154)
  Repayment of long-term debt                                     (84,363)             (137)               -           (84,500)
  Other sources - net                                                  47               207                -               254
                                                          ---------------- ----------------- ---------------- -----------------
       Net cash used by financing activities                      (34,689)          (35,210)          (1,151)          (71,050)
                                                          ---------------- ----------------- ---------------- -----------------
 Net increase/(decrease) in cash and cash equivalents             (52,766)              324              723           (51,719)
 Cash and cash equivalents at beginning of period                  54,871            (1,419)           3,681            57,133
                                                          ---------------- ----------------- ---------------- -----------------
 Cash and cash equivalents at end of period                 $       2,105    $       (1,095)   $       4,404    $        5,414
 ------------------------------------------               ================ == ============== ================ =================

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

      The following is a summary of the key operating results for the three and nine months ended September 30, 2007 and 2006 (in thousands except per share amounts):

                                                  Three Months Ended      Nine Months Ended
                                                     September 30,           September 30,
                                                ----------------------- ----------------------
                                                        2007       2006       2007        2006
                                                ------------ ---------- ---------- -----------
Consolidated service revenues and sales          $   272,503  $ 253,695  $ 814,329  $  746,684

Consolidated income from continuing operations   $    16,916  $  12,875  $  42,570  $   38,463

Diluted EPS from continuing operations           $      0.69  $    0.48  $    1.69  $     1.44

      For the three months ended September 30, 2007 compared to 2006, the increase in consolidated service revenues and sales was driven by a 7.5% increase at VITAS and a 7.2% increase at Roto-Rooter. The increase at VITAS was primarily the result of a 4.6% increase in average daily census (ADC) from the third quarter of 2006 and the October 1, 2006 Medicare reimbursement rate increase. The increase at Roto-Rooter was driven primarily by increases due to price and job mix changes. Job count was essentially unchanged for the three months ended September 30, 2007 compared to 2006.

      For the nine months ended September 30, 2007 compared to 2006, the increase in consolidated service revenues and sales was driven by an 8.8% increase at VITAS and a 9.5% increase at Roto-Rooter. The increase at VITAS was primarily the result of a 6.9% increase in average daily census (ADC) from the first nine months of 2006 and the October 1, 2006 Medicare reimbursement rate increase. The increase at Roto-Rooter was driven primarily by a 1.2% increase in job count combined with an approximate 8% increase due to price and job mix changes.

      In October 2007, we received notification from the Federal government's fiscal intermediary regarding our Medicare cap liabilities related to the 2006 measurement period. The notification revealed that we were over accrued by $1.2 million, consisting of an under accrual related to continuing operations of $714,000 and an over accrual related to our discontinued Phoenix operation of $1.9 million. Prior to this, we had $9.5 million accrued for the 2006 measurement period related to 3 programs, including our discontinued Phoenix program. The difference between our estimates and the amount calculated by the Federal government's fiscal intermediary was primarily the result of allocations made for patients transferring between our hospice programs and other providers. We continue to believe that our estimation methodology provides a reasonable basis to record potential Medicare cap liabilities.

Financial Condition
Liquidity and Capital Resources
      Significant changes in the balance sheet accounts from December 31, 2006 to September 30, 2007 include the following:

o The decrease in accounts receivable from $93.1 million at December 31, 2006 to $81.7 million at September 30, 2007 is due mainly to the timing of payments received from Medicare.
o The increase in current portion of long-term debt and long-term debt is the result of our refinancing transactions described in detail below.
o The decrease in long-term deferred income taxes of $22.9 million relates mainly to the treatment of the premium payment made in conjunction with our purchased call options described below.
o The increase in treasury stock of $133.9 million relates mainly to our share repurchase program.

     Net cash provided by continuing operations increased $54.4 million from a source of cash by continuing operations of $35.7 million for the first nine months of 2006, to a source of cash of $90.1 million for the first nine months of 2007, due primarily to higher net income and the timing of cash collections and payments in accounts receivable and accounts payable.

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

      We received approximately $194 million in net proceeds from the sale of the Notes after paying underwriting fees, legal and other expenses. Proceeds from the offering were used to purchase treasury shares of our stock and to pay down a portion of the 2007 Facility. We will pay interest on the Notes on May 15 and November 15 of each year, beginning on November 15, 2007. The Notes will mature on May 15, 2014. The Notes are guaranteed on an unsecured senior basis by each of our subsidiaries that are a borrower or a guarantor under any senior credit facility, as defined in the Indenture. The Notes are convertible, under certain circumstances, into our Capital Stock at a conversion rate of 12.3874 shares per $1,000 principal amount of Notes. This conversion rate is equivalent to an initial conversion price of approximately $80.73 per share. Prior to March 1, 2014, holders may convert their Notes under certain circumstances. On and after March 1, 2014, the Notes will be convertible at any time prior to the close of business three days prior to the stated maturity date of the Notes. Upon conversion of a Note, if the conversion value is $1,000 or less, holders will receive cash equal to the lesser of $1,000 or the conversion value of the number of shares of our Capital Stock. If the conversion value exceeds $1,000, in addition to this, holders will receive shares of our Capital Stock for the excess amount. The Indenture contains customary terms and covenants that upon certain events of default, including without limitation, failure to pay when due any principal amount, a fundamental change or certain cross defaults in other agreements or instruments, occurring and continuing; either the trustee or the holders of 25% in aggregate principal amount of the Notes may declare the principal of the Notes and any accrued and unpaid interest through the date of such declaration immediately due and payable. In the case of certain events of bankruptcy or insolvency relating to any significant subsidiary or to us, the principal amount of the Notes and accrued interest automatically becomes due and payable.

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

     We, our subsidiary guarantors and the Initial Purchasers also entered into a Registration Rights Agreement (the "RRA") dated May 14, 2007. Pursuant to the RRA, we agreed to, no later than the 120th day after May 14, 2007, file a shelf registration statement covering resale of the Notes and the Capital Stock issuable upon conversion pursuant to Rule 415 under the Securities Act. On August 17, 2007, we filed a shelf registration statement, that became immediately effective, to register the Notes and Capital Stock issuable upon conversion.

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

     Since May 2007, we have repaid $65.5 million of the $100 million term note under the 2007 Facility using cash on-hand. Of the amount paid, $60.5 million represents a prepayment. The following is a schedule by year of required long-term debt repayments as of September 30, 2007 (in thousands):

           September 2008         $    10,161
           September 2009              10,059
           September 2010              10,059
           September 2011               4,559
           September 2012                  58
           Thereafter                 200,000
                                --------------
                Total debt            234,896
           Less: Current portion      (10,161)
                                --------------
                Total long-term
                 debt             $   224,735
                                ==============

     We are in compliance with all debt covenants as of September 30, 2007. We have issued $30.1 million in standby letters of credit as of September 30, 2007 mainly for insurance purposes. Issued letters of credit reduce our available credit under the revolving credit agreement. As of September 30, 2007, we have approximately $144.9 million of unused lines of credit available and eligible to be drawn down under our revolving credit facility, excluding the expansion feature.

Commitments and Contingencies
-----------------------------
     Collectively, the terms of our credit agreements provide that we are required to meet various financial covenants, to be tested quarterly. We are in compliance with all financial and other debt covenants as of September 30, 2007 and anticipate remaining in compliance throughout 2007.

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

     In April 2005, the Office of Inspector General ("OIG") for the Department of Health and Human Services served VITAS with civil subpoenas relating to VITAS' alleged failure to appropriately bill Medicare and Medicaid for hospice services. As part of this investigation, the OIG selected medical records for 320 past and current patients from VITAS' three largest programs for review. It also sought policies and procedures dating back to 1998 covering admissions, certifications, recertifications and discharges. During the third quarter of 2005 and again in May 2006, the OIG requested additional information from us. The Court dismissed a related qui tam complaint filed in U.S. District Court for the Southern District of Florida with prejudice in July 2007. The plaintiffs are appealing this dismissal. Pretax expenses incurred related to complying with OIG requests have been immaterial for the three and nine-month periods ended September 30, 2007. We incurred pretax expense related to complying with OIG requests and defending the litigation of $344,000 and $818,000 for the three and nine months ended September 30, 2006, respectively.

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

Results of Operations
Three -months ended September 30, 2007 versus 2006-Consolidated Results
-----------------------------------------------------------------------
     Our service revenues and sales for the third quarter of 2007 increased 7.4% versus revenues for the third quarter of 2006. Of this increase, $13.2 million was attributable to VITAS and $5.6 million was attributable to Roto-Rooter, as follows (dollars in thousands):

                           Increase/(Decrease)
                        --------------------------
                             Amount       Percent
                        ---------------- ---------
VITAS
   Routine homecare       $      11,476       9.1%
   Continuous care               (1,219)     -4.0%
   General inpatient              1,031       4.7%
   Medicare cap                   1,897      72.7%
Roto-Rooter
   Plumbing                       2,636       8.1%
   Drain cleaning                 1,324       3.8%
   Other                          1,663      15.1%
                        ----------------

            Total         $      18,808       7.4%
                        ================

     The increase in VITAS' revenues for the third quarter of 2007 versus the third quarter of 2006 is attributable to an increase in ADC of 5.4% for routine homecare and a 3.2% increase in general inpatient care offset by a 7.6% decline in continuous care. ADC is a key measure we use to monitor volume growth in our hospice business. Changes in total program admissions and average length of stay for our patients are the main drivers of changes in ADC. The remainder of the revenue increase is due primarily to the annual increase in Medicare reimbursement rates in the fourth quarter of 2006. In excess of 90% of VITAS' revenues for the period were from Medicare and Medicaid. We recorded a $714,000 reduction in revenue in September 2007 related to Medicare cap billing limitations for the 2006 measurement period for 3 programs. The adjustment for the 2006 measurement period was due to the normal allocation of transferred patients performed by the Federal government's fiscal intermediary. We did not record any Medicare cap billing limitations related to the 2007 measurement period. We recorded a Medicare cap billing limitation for the three months ended September 30, 2006 of $2.6 million.

     The increase in the plumbing revenues for the third quarter of 2007 versus 2006 comprises a 6.1% increase in the number of jobs performed and a 2.0% increase caused by increased prices and job mix. The increase in drain cleaning revenues for the third quarter of 2007 versus 2006 comprised a 3.2% decline in the number of jobs offset by a 7.0% increase caused by increased prices and job mix. The increase in other revenues is attributable primarily to increased revenue from the independent contractor operations.

     The consolidated gross margin was 29.2% in the third quarter of 2007 as compared with 26.9% in the third quarter of 2006. On a segment basis, VITAS' gross margin was 21.4% in the third quarter of 2007 and 18.6% in the third quarter of 2006. The increase in VITAS' gross margin in 2007 is attributable to a reduction in the Medicare cap expense in 2007 of $1.9 million, a reclassification of approximately $1.0 million of costs from cost of revenue to central support in 2007, as well as excess patient care capacity in the prior year period. We corrected our excess capacity during the later part of the second quarter and early part of the third quarter in 2006. The Roto-Rooter segment's gross margin was 46.8% in the third quarter of 2007 and 45.4% in the third quarter of 2006. The increase in Roto-Rooter's gross margin in 2007 is primarily attributable to price increases and better retention of service technicians, which enhances overall productivity of our workforce as well as reduces our workers' compensation costs.

     Selling, general and administrative expenses ("SG&A") for the third quarter of 2007 were $42.5 million, an increase of $3.4 million (8.7%) versus the third quarter of 2006. The increase is due to higher revenue, which increase our variable selling expenses as well as the reclassification of approximately $1.0 million of costs from cost of revenue to SG&A at our VITAS subsidiary.

     Income from operations increased $7.2 million from $23.4 million in the third quarter of 2006 to $30.6 million in the third quarter of 2007. The increase is primarily the result of the increase in sales and gross margin.

     Interest expense, substantially all of which is incurred at Corporate, declined from $4.1 million in the third quarter of 2006 to $2.5 million in the third quarter of 2007. This decline is due primarily to the refinancing transactions in May 2007, discussed above.

     Other income-net decreased from $715,000 in the third quarter of 2006 to $11,000 in the third quarter of 2007. The decrease is attributable to market losses from investments held in our deferred compensation benefit trusts.

     Our effective income tax rate was 30.6% in the third quarter of 2006 compared to 39.6% in the third quarter of 2007. The increase in the effective income tax rate is due to a $1.8 million reduction in our tax provision in 2006 related to the expiration of certain statutes of limitations. No significant adjustment was required in 2007.

     Income from continuing operations increased $4.0 million or 31.4% in the third quarter of 2007 as compared to the third quarter of 2006 due mainly to the sales and gross margin increases as discussed above. The $1.2 million gain from discontinued operations in the third quarter of 2007 relates to VITAS' Phoenix, AZ program that we sold in November 2006. We received notification from the Federal government's fiscal intermediary that we were over accrued with respect to the Medicare cap by approximately $1.9 million on a pretax basis. The loss from discontinued operations in 2006 also results from the Phoenix, AZ program. Income from continuing operations and net income for both periods included the following aftertax special items/adjustments that (increased)/reduced aftertax earnings (in thousands):

                                                        Three Months Ended
                                                           September 30,
                                                    ---------------------------
                                                            2007          2006
                                                    ------------ --------------
Stock option expense                                 $     1,011  $        379
Loss on extinguishment of debt                                52             -
Legal expenses of OIG investigation                           30           213
Loss from impairment of investment                             -           918
Costs related to class action litigation                       -           169
Tax adjustments upon expiration of certain statutes            -        (1,791)
                                                    ------------ --------------
                                                     $     1,093  $       (112)
                                                    ============ ==============

Three-months ended September 30, 2007 versus 2006-Segment Results
-----------------------------------------------------------------
     The change in aftertax earnings for the third quarter of 2007 versus the third quarter of 2006 is due to (in thousands):

                              Net Income
                          Increase/(Decrease)
                       -------------------------
                           Amount       Percent
                       --------------- ---------
VITAS                    $       3,435     32.8%
Roto-Rooter                        433      5.1%
Corporate                          173      2.8%
Discontinued operations          6,115    124.4%
                       ---------------

                         $      10,156    127.6%
                       ===============

Nine-months ended September 30, 2007 versus 2006-Consolidated Results
---------------------------------------------------------------------
     Our service revenues and sales for the first nine months of 2007 increased 9.1% versus revenues for the first nine months of 2006. Of this increase, $45.3 million was attributable to VITAS and $22.3 million was attributable to Roto-Rooter, as follows (in thousands):

                           Increase/(Decrease)
                        --------------------------
                             Amount       Percent
                        ---------------- ---------
VITAS
   Routine homecare      $       43,818      12.2%
   Continuous care               (3,937)     -4.4%
   General inpatient              2,502       3.8%
   Medicare cap                   2,968      92.0%
Roto-Rooter
   Plumbing                      12,669      13.6%
   Drain cleaning                 5,787       5.4%
   Other                          3,838      11.3%
                        ----------------

            Total        $       67,645       9.1%
                        ================

     The increase in VITAS' revenues for the first nine months of 2007 versus the first nine months of 2006 is attributable to an increase in ADC of 8.0% for routine homecare and 1.5% for general inpatient care offset by a 7.2% decline in continuous care. ADC is a key measure we use to monitor volume growth in our hospice business. Changes in total program admissions and average length of stay for our patients are the main drivers of changes in ADC. The remainder of the revenue increase is due primarily to the annual increase in Medicare reimbursement rates in the fourth quarter of 2006. We recorded a $714,000 reduction in revenue in September 2007 related to Medicare cap billing limitations for the 2006 measurement period for 3 programs. The adjustment for the 2006 measurement period was due to the normal allocation of transferred patients performed by the Federal government's fiscal intermediary. We did not record any Medicare cap billing limitations related to the 2007 measurement period. We recorded a Medicare cap billing limitation for the nine months ended September 30, 2006 of $3.2 million.

     The increase in the plumbing revenues for the first nine months of 2007 versus 2006 comprises an 8.2% increase in the number of jobs performed and a 5.4% increase due to increased price and job mix. The increase in drain cleaning revenues for the first nine months of 2007 versus 2006 comprised a 1.6% decline in the number of jobs offset by a 7.0% increase due to increased price and job mix. The increase in other revenues is attributable primarily to increased revenue from the independent contractor operations.

     The consolidated gross margin was 30.0% in the first nine months of 2007 as compared with 27.6% in the first nine months of 2006. On a segment basis, VITAS' gross margin was 22.1% in the first nine months of 2007 and 19.5% in the first nine months of 2006. The increase in VITAS' gross margin in 2007 is primarily attributable to $3.0 million less in Medicare cap billing reductions in 2007 as well as excess patient care capacity in the prior year period. We corrected our excess capacity during the later part of the second quarter and early part of the third quarter in 2006. The Roto-Rooter segment's gross margin was 47.3% in the first nine months of 2007 as compared to 45.4% in the first nine months of 2006. The increase in Roto-Rooter's gross margin in 2007 is primarily attributable to price increases and better retention of service technicians, which enhances overall productivity of our workforce as well as reduces our workers' compensation costs.

     SG&A for the first nine months of 2007 were $136.7 million, an increase of $20.5 million (17.6%) versus the first nine months of 2006. The increase is largely due to increased revenue which increases our variable selling expenses as well as 2007 expenses of $7.1 million related to the LTIP and $3.0 million related to stock option grants made in May 2007 and June 2006. LTIP and stock option expense recorded in the first nine months of 2006 was approximately $615,000.

     Income from operations increased $16.8 million from $73.3 million in the first nine months of 2006 to $90.1 million in the first nine months of 2007. The increase is primarily the result of the increase in sales and gross margin.

     Interest expense, substantially all of which is incurred at Corporate, declined from $13.7 million in the first nine months of 2006 to $9.7 million in the first nine months of 2007. This decline is due to the reduction in debt outstanding that occurred in February 2006 when we refinanced and repaid a significant portion of our debt as well as the refinancing transactions in May 2007, discussed above. The loss on extinguishment of debt is also the result of the May 2007 refinancing transactions.

     Our effective income tax rate was 39.0% for the first nine months of 2007 as compared to 36.4% for the same period of 2006. The increase in the effective income tax rate is due mainly to a $1.8 million reduction in our tax provision in 2006 related to the expiration of certain statutes of limitations. No significant adjustment was required in 2007.

     Income from continuing operations increased $4.1 million or 10.7% in the first nine months of 2007 as compared to the first nine months of 2006. Increased income from continuing operations was due to increases in sales and gross margin in 2007, which was offset by the $13.8 million loss on extinguishment of debt. The $1.2 million gain from discontinued operations in the third quarter of 2007 relates to VITAS' Phoenix, AZ program that we sold in November 2006. We received notification from the Federal government's fiscal intermediary that we were over accrued with respect to the Medicare cap by approximately $1.9 million on a pretax basis. The loss from discontinued operations in 2006 also results from the Phoenix, AZ program. Income from continuing operations and net income for both periods included the following aftertax special items/adjustments that (increased)/reduced aftertax earnings (in thousands):

                                                       Nine Months Ended
                                                           September 30,
                                                    --------------------------
                                                           2007          2006
                                                    ------------ -------------
Loss on extinguishment of debt                        $   8,778    $      273
 Long-term incentive compensation award                   4,427             -
Stock option expense                                      1,952           391
Legal expenses of OIG investigation                         117           507
Loss from impairment of investment                            -           918
Costs related to class action litigation                      -           169
Tax adjustments upon expiration of certain statutes           -        (1,791)
Gain on sale of Florida call center                        (724)            -
Other                                                      (296)            -
                                                    ------------ -------------

                                                      $  14,254    $      467
                                                    ============ =============

Nine-months ended September 30, 2007 versus 2006-Segment Results
----------------------------------------------------------------
     The change in aftertax earnings for the first nine months of 2007 versus the first nine months of 2006 is due to (in thousands):

                                 Net Income
                             Increase/(Decrease)
                         ---------------------------
                             Amount        Percent
                         --------------- -----------
VITAS                     $       9,789        29.4%
Roto-Rooter                       6,410        28.2%
Corporate                       (12,092)      -69.0%
Discontinued operations           6,646       122.1%
                         ---------------

                          $      10,753        32.6%
                         ===============

The following chart updates historical unaudited financial and operating data of VITAS: (dollars in thousands, except dollars per patient day)

                                           Three Months Ended        Nine Months Ended September
                                              September 30,                      30,
                                       ---------------------------   ---------------------------
                                       2007           2006           2007           2006
                                       ------------   ------------   ------------   ------------
 OPERATING STATISTICS
   Net revenue (a)
        Homecare                          $ 137,406      $ 125,930      $ 403,748      $ 359,930
        Inpatient                            22,861         21,830         69,068         66,566
        Continuous care                      28,921         30,140         85,650         89,587
                                       ------------   ------------   ------------   ------------
           Total before Medicare cap
            allowance                       189,188        177,900        558,466        516,083
        Medicare cap allowance                (714)        (2,611)          (242)        (3,210)
                                       ------------   ------------   ------------   ------------
           Total                          $ 188,474      $ 175,289      $ 558,224      $ 512,873
                                       ============   ============   ============   ============
   Net revenue as a percent of total
    before
   Medicare cap allowance
        Homecare                               72.6%          70.8%          72.3%          69.7%
        Inpatient                              12.1           12.3           12.4           12.9
        Continuous care                        15.3           16.9           15.3           17.4
                                       ------------   ------------   ------------   ------------
           Total before Medicare cap
            allowance                         100.0          100.0          100.0          100.0
        Medicare cap allowance                (0.4)          (1.5)          (0.0)          (0.6)
                                       ------------   ------------   ------------   ------------
           Total                               99.6%          98.5%         100.0%          99.4%
                                       ============   ============   ============   ============
   Average daily census ("ADC") (days)
        Homecare                              7,039          6,480          6,914          6,231
        Nursing home                          3,567          3,587          3,572          3,479
                                       ------------   ------------   ------------   ------------
           Routine homecare                  10,606         10,067         10,486          9,710
        Inpatient                               412            400            417            411
        Continuous care                         511            553            512            553
                                       ------------   ------------   ------------   ------------
           Total                             11,529         11,020         11,415         10,674
                                       ============   ============   ============   ============

   Total admissions                          13,436         12,686         41,204         39,446
   Total discharges                          13,403         12,524         40,823         38,352
   Average length of stay (days)               76.7           71.0           76.7           70.5
   Median length of stay (days)                14.0           14.0           13.0           13.0
   ADC by major diagnosis
        Neurological                           32.8%          33.6%          33.1%          33.4%
        Cancer                                 20.3           20.1           19.9           20.1
        Cardio                                 14.2           14.7           14.5           14.9
        Respiratory                             6.8            6.9            6.9            7.1
        Other                                  25.9           24.7           25.6           24.5
                                       ------------   ------------   ------------   ------------
           Total                              100.0%         100.0%         100.0%         100.0%
                                       ============   ============   ============   ============
   Admissions by major diagnosis
        Neurological                           18.2%          19.3%          18.5%          19.9%
        Cancer                                 37.5           37.0           35.9           35.4
        Cardio                                 12.1           12.4           12.8           13.2
        Respiratory                             7.1            6.7            7.6            7.2
        Other                                  25.1           24.6           25.2           24.3
                                       ------------   ------------   ------------   ------------
           Total                              100.0%         100.0%         100.0%         100.0%
                                       ============   ============   ============   ============
   Direct patient care margins (b)
        Routine homecare                       51.0%          49.1%          50.9%          48.8%
        Inpatient                              15.9           16.5           18.3           20.2
        Continuous care                        16.9           17.5           18.2           18.7
   Homecare margin drivers
      (dollars per patient day)
        Labor costs                       $   48.86      $   48.28      $   48.98      $   49.25
        Drug costs                             7.88           8.46           7.95           8.10
        Home medical equipment                 5.65           5.66           5.73           5.57
        Medical supplies                       2.22           2.21           2.16           2.14
   Inpatient margin drivers
      (dollars per patient day)
        Labor costs                       $  274.64      $  269.72      $  263.11      $  258.48
   Continuous care margin drivers
      (dollars per patient day)
        Labor costs                       $  490.94      $  467.64      $  479.83      $  461.89
   Bad debt expense as a percent of
    revenues                                    0.9%           0.9%           0.9%           0.9%
    Accounts receivable --
     days of revenue outstanding               39.6           42.1           N.A.           N.A.
--------------------------------------
    (a) VITAS has 6 large (greater than 450 ADC), 15 medium (greater than 200 but less than 450 ADC) and
         22 small (less than 200 ADC) hospice programs. There are two programs with Medicare cap cushion of less than 10% for the 2007 measurement period.

    (b) Amounts exclude indirect patient care and administrative costs, as well as Medicare cap billing limitation.

Recent Accounting Statements
----------------------------
     In February 2007, the FASB issued Statement No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" ("SFAS 159"), which permits an entity to measure certain financial assets and financial liabilities at fair value. Entities that elect the fair value option will report unrealized gains and losses in earnings at each reporting date. The fair value option may be elected on an instrument-by-instrument basis, with a few exceptions, as long as it is applied to the entire instrument. The fair value election is irrevocable unless a new election date occurs. SFAS 159 is effective as of the beginning of the first fiscal year that begins after November 15, 2007. We believe there will be no impact on our financial condition and results of operations as a result of the adoption of SFAS 159.

     In September 2006, the FASB issued Statement No. 157, "Fair Value Measurements" ("SFAS 157"), which addresses how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under generally accepted accounting principles (GAAP). It sets a common definition of fair value to be used throughout GAAP. The new standard is designed to make the measurement of fair value more consistent and comparable and improve disclosures about those measures. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. We are currently evaluating the impact SFAS 157 will have on our financial condition, results of operations and footnote disclosures.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk Our primary market risk exposure relates to interest rate risk exposure through variable interest rate borrowings. At September 30, 2007, we had $34.9 million of variable rate debt outstanding. A 1% change in the interest rate on our variable interest rate borrowings would have a $349,000 full-year impact on our interest expense. At September 30, 2007, we believe the fair value of our Senior Convertible Notes approximates $196.7 million.

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

PART II OTHER INFORMATION

Item 6.     Exhibits

            Exhibit No.                   Description
            ------------  ---------------------------------------------

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


                                                       Chemed Corporation
                                                   ----------------------------
                                                          (Registrant)


      Dated:         November 1, 2007    By:            Kevin J. McNamara
                    -------------------            ----------------------------
                                                          Kevin J. McNamara
                                                        (President and Chief
                                                         Executive Officer)


      Dated:         November 1, 2007    By:            David P. Williams
                    -------------------            ----------------------------
                                                          David P. Williams
                                                      (Vice President and Chief
                                                         Financial Officer)


      Dated:         November 1, 2007    By:          Arthur V. Tucker, Jr.
                    -------------------            ----------------------------
                                                      Arthur V. Tucker, Jr.
                                                       (Vice President and
                                                           Controller)