Form 10-K
period 2007-12-31
CHEMED CORP
filed 2008-02-28
CIK 19584

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
ANNUAL REPORT
PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

☑	For the fiscal year ended December 31, 2007

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Transition Period from                      to
Commission File Number: 1-8351
CHEMED CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	31-0791746
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

2600 Chemed Center, 255 East Fifth Street, Cincinnati, Ohio	45202-4726
(Address of principal executive offices)	(Zip Code)
(513) 762-6900
(Registrant’s Telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of each exchange
on which registered

Capital Stock – Par Value $1 Per Share	New York Stock Exchange
Securities registered pursuant to Section 12(b) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☑ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, if definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes ☐ No ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the average bid and asked price of said stock on the New York Stock Exchange – Composite Transaction Listing on June 29, 2007 ($66.58 per share), was $1,549,430,319.
At February 15, 2008, 24,149,296 shares of Chemed Capital Stock (par value $1 per share) were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE

Document	Where Incorporated
2007 Annual Report to Stockholders (specified portions)	Parts I, II, and IV
Proxy Statement for Annual Meeting to be held May 19, 2008	Part III

CHEMED CORPORATION
2007 FORM 10-K ANNUAL REPORT

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
     On April 2, 1991, the Company completed the sale of DuBois Chemicals, Inc. (“DuBois”), a wholly owned subsidiary, to the Diversey Corporation (“Diversey”), then a subsidiary of The Molson Companies Ltd. Under terms of the sale, Diversey agreed to pay the Company net cash payments aggregating $223,386,000, including deferred payments aggregating $32,432,000.
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
     Effective September 17, 1996 the Company completed a merger of a subsidiary of the Company, Chemed Acquisition Corp., and Roto-Rooter, Inc. pursuant to a Tender Offer commenced on August 8, 1996 to acquire any and all of the outstanding shares of Common Stock of Roto-Rooter, Inc. for $41.00 per share in cash.
     On September 24, 1997 the Company completed the sale of its wholly owned business comprising the Omnia Group to Banta Corporation for $50 million in cash and $2.3 million in deferred payments.
     Effective September 30,1997, the Company completed a merger between its 81-percent-owned subsidiary, National Sanitary Supply Company, and a wholly owned subsidiary of Unisource Worldwide, Inc. for $21.00 per share, with total payments of $138.3 million.
     Effective October 11, 2002, the Company sold its Patient Care subsidiary (“Patient Care”) to an investor group that included Schroder Ventures Life Sciences Group, Oak Investment Partners, Prospect Partners and Salix

Ventures. The cash proceeds to the Company totaled $57,500,000, of which $5,000,000 was placed in escrow pending settlement of Patient Care’s receivables with third-party payers. Of this amount, $2,500,000 was distributed as of October 2003, $1,730,958 was distributed as of November 2004 and the remainder was distributed as of October 2006. In addition, the Company received a senior subordinated note receivable (“Note”) for $12,500,000 and a common stock purchase warrant (“Warrant”) for 2% of the outstanding stock of the purchasing company. The Note was due October 11, 2007, and bore interest at the annual rate of 7.5% through September 30, 2004, 8.5% from October 1,2004, through September 30, 2005, and 9.5% thereafter. This sale was the subject of litigation which settled in October 2006. We agreed to forgive $1.2 million of post-closing balance sheet valuation adjustments and convert the remainder into debt secured by a $2.2 million promissory note with the same terms as the $12.5 million Note. As part of the settlement, we also recorded a pretax impairment charge of $1.4 million related to the Warrant. In December 2007 we amended the terms of both notes. We agreed to waive the prepayment penalties if Patient Care paid $5 million of principal on or before December 31, 2007 and the remainder on or before March 31, 2008. They paid us $5 million of principal on December 31, 2007 and an additional $5.7 million in principal in January and February 2008.
     Effective February 24, 2004, the Company completed a merger of its wholly owned indirect subsidiary, Marlin Merger Corp., and Vitas Healthcare Corporation. Under the terms of the merger agreement, Vitas stockholders received cash of $30.00 per share. The transaction, including the refinancing of existing Vitas debt and other payments made in connection with the merger, totaled approximately $415 million in cash. In order to complete the merger the Company sold four million shares of its Capital Stock in a private placement at a price of $25.00 per share, issued $110 million principal amount of floating rate senior secured notes due 2010 (“Floating Rate Notes”), issued $150 million principal amount of 8.75% Senior Notes due 2011 (“Fixed Rate Notes”), and entered into new $135 million senior secured credit facilities. These obligations were refinanced in 2005, 2006 and 2007.
     On December 22, 2004, the Board of Directors authorized the discontinuance of the operations of the Company’s Service America segment, through an asset sale to the employees of Service America. The acquiring corporation purchased a substantial majority of Service America’s assets in exchange for assuming substantially all of Service America’s liabilities in May 2005. Included in the assets acquired was a receivable from the Company for approximately $4.7 million. The Company paid $1 million of the receivable upon closing and the remainder was paid over the following year in 11 equal monthly installments.
     During 2007 the Company conducted its business operations in two segments: Vitas Group (“Vitas”) and the Roto-Rooter Group (“Roto-Rooter”).
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
Financial Information about Industry Segments
     The required segment and geographic data for the Company’s continuing operations (as described below) for three years ended December 31, 2005, 2006 and 2007 are shown in Note 4 of the Notes to Consolidated Financial Statements on pages 17-19 of the 2007 Annual Report to Stockholders and are incorporated herein by reference.

Description of Business by Segment
     The information called for by this item is included within Note 4 of the Notes to Consolidated Financial Statements appearing on pages 17-19 of the 2007 Annual Report to Stockholders is incorporated herein by reference.
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
Raw Materials
     The principal raw materials needed for the Company’s manufacturing operations are purchased from United States sources. Product sales from goods manufactured by Roto-Rooter represent less than 2% of Chemed’s total service revenues and sales. No segment of the Company experienced any material raw material shortages during 2007, although such shortages may occur in the future. Products manufactured and sold by the Company’s Roto-Rooter segment generally may be reformulated to avoid the adverse impact of specific raw material shortage.
Patents, Service Marks and Licenses
     The Roto-Rooter® trademarks and service marks have been used and advertised since 1935 by Roto-Rooter Corporation, a wholly owned indirect subsidiary of the Company. The Roto-Rooter® marks are among the most highly recognized trademarks and service marks in the United States. The Company considers the Roto-Rooter® marks to be a valuable asset and a significant factor in the marketing of Roto-Rooter’s franchises, products and services and the products and services provided by its franchises.
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
Vitas
     Hospice care in the United States is competitive. Because programs for hospice services are generally uniform, Vitas competes primarily on the basis of its ability to deliver quality, responsive services. Vitas is the nation’s largest provider of hospice services in a market dominated by small, non-profit, community-based hospices. Approximately 60% of all hospices are not-for-profit. Because the hospice care market is highly fragmented, Vitas competes with a large number of organizations.

     Vitas also competes with a number of national and regional hospice providers, including Odyssey Healthcare, Inc. and VistaCare Inc., hospitals, nursing homes, home health agencies and other health care providers. Many providers offer home care to patients who are terminally ill, and some actively market palliative care and hospice-like programs. In addition, various health care companies have diversified into the hospice market. Some of these health care companies have greater financial resources than Vitas.
     Relatively few barriers to entry exist in the majority of markets served by Vitas. Accordingly, other companies that are not currently providing hospice care may enter these markets and expand the variety of services offered.
Research and Development
     The Company engages in a continuous program directed toward the development of new services, products and processes, the improvement of existing services, products and processes, and the development of new and different uses of existing products. The research and development expenditures from continuing operations have not been nor are they expected to be material.
Government Regulations
Roto-Rooter
     Roto-Rooter’s franchising activities are subject to various federal and state franchising laws and regulations, including the rules and regulations of the Federal Trade Commission (the “FTC”) regarding the offering or sale of franchises. The rules and regulations of the FTC require that Roto-Rooter provide all the prospective franchises with specific information regarding the franchise program and Roto-Rooter in the form of a detailed franchise offering circular. In addition, a number of states require Roto-Rooter to register its franchise offering prior to offering or selling franchises in the state. Various state laws also provide for certain rights in favor of franchisees, including (i) limitations on the franchisor’s ability to terminate a franchise except for good cause, (ii) restrictions on the franchisor’s ability to deny renewal of a franchise, (iii) circumstances under which the franchisor may be required to purchase certain inventory of franchisees when a franchise is terminated or not renewed in violation of such laws, and (iv) provisions relating to arbitration. Roto-Rooter’s ability to engage in the plumbing repair business is also subject to certain limitations and restrictions imposed by state and local licensing laws and regulations.
Vitas
     General. The health care industry and Vitas’ hospice programs are subject to extensive federal and state regulation. Vitas’ hospices are licensed as required under state law as either hospices or home health agencies, or both, depending on the regulatory requirements of each particular state. In addition, Vitas’ hospices are required to meet certain conditions of participation to be eligible to receive payments as hospices under Medicare and Medicaid programs. All of Vitas’ hospices, other than those currently in development, are certified for participation as hospices in the Medicare program, and are also eligible to receive payments as hospices from the Medicaid program in each of the states in which Vitas operates. Vitas’ hospices are subject to periodic survey by governmental authorities or private accrediting entities to assure compliance with state licensing, certification and accreditation requirements, as the case may be.
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
     Plan of Care. The patient’s attending physician, the medical director or the designated hospice physician, and interdisciplinary team must establish an individualized written plan of care prior to providing care to any hospice patient. The plan must assess the patient’s needs and identify services to be provided to meet those needs and must be reviewed and updated at specified intervals.
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
     Surveys and Audits. Hospice programs are subject to periodic survey by federal and state regulatory authorities and private accrediting entities to ensure compliance with applicable licensing and certification requirements and accreditation standards. Regulators conduct periodic surveys of hospice programs and provide reports containing statements of deficiencies for alleged failure to comply with various regulatory requirements. Survey reports and statements of deficiencies are common in the healthcare industry. In most cases, the hospice program and regulatory authorities will agree upon any steps to be taken to bring the hospice into compliance with applicable regulatory requirements. In some cases, however, a state or federal regulatory authority may take a number of adverse actions against a hospice program, including the imposition of fines, temporary suspension of admission of new patients to the hospice’s service or, in extreme circumstances, decertification from participation in the Medicare or Medicaid programs or revocation of the hospice’s license.
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
     Overview of Government Payments—General. Over 90% of Vitas’ revenue consisted of payments from the Medicare and Medicaid programs. Such payments are made primarily on a “per diem” basis. Under the per diem reimbursement methodology, Vitas is essentially at risk for the cost of eligible services provided to hospice patients. Profitability is therefore largely dependent upon Vitas’ ability to manage the costs of providing hospice services to patients. Increases in operating costs, such as labor and supply costs that are subject to inflation and other increases, without a compensating increase in Medicare and Medicaid rates, could have a material adverse effect on Vitas’ business in the future. The Medicare and Medicaid programs are increasing pressure to control health care costs and to decrease or limit increases in reimbursement rates for health care services. As with most government programs, the Medicare and Medicaid programs are subject to statutory and regulatory changes, possible retroactive and prospective rate and payment adjustments, administrative rulings, freezes and funding reductions, all of which may adversely affect the level of program payments and could have a material adverse effect on Vitas’ business. Vitas’ levels of revenues and profitability will be subject to the effect of legislative and regulatory changes, including possible reductions in coverage or payment rates, or changes in methods of payment, by the Medicare and Medicaid programs.
Overview of Government Payments – Medicare
     Medicare Eligibility Criteria. To receive Medicare payment for hospice services, the hospice medical director and, if the patient has one, the patient’s attending physician, must certify that the patient has a life expectancy of six months or less if the illness runs its normal course. This determination is made based on the physician’s clinical judgement. Due to the uncertainty of such prognoses, however, it is likely and expected that some percentage of hospice patients will not die within six months of entering a hospice program. The Medicare program (among other third-party payers) recognizes that terminal illnesses often do not follow an entirely predictable course, and therefore the hospice benefit remains available to beneficiaries so long as the hospice physician or the patient’s attending physician continues to certify that the patient’s life expectancy remains six months or less. Specifically, the Medicare hospice benefit provides for two initial 90-day benefit periods followed by an unlimited number of 60-day periods. In order to qualify for hospice care, a Medicare beneficiary must elect hospice care and waive any right to other Medicare benefits related to his or her terminal illness. A Medicare beneficiary may revoke his or her election of the Medicare hospice benefit at any time and resume receiving regular

Medicare benefits. The patient may elect the hospice benefit again at a later date so long as he or she remains eligible. Increased regulatory scrutiny of compliance with the Medicare six-month eligibility rule has impacted the hospice industry. The Medicare program, however, has reaffirmed that Medicare hospice beneficiaries are not limited to six months of coverage and that there is no limit on how long a Medicare beneficiary can continue to receive hospice benefits and services, provided that the beneficiary continues to meet the eligibility criteria under the Medicare hospice program.
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
     Medicare Payment for Physician Services. Payment for direct patient care physician services delivered by hospice physicians is billed separately by the hospice to the Medicare intermediary and paid at the lesser of the actual charge or the Medicare allowable charge for these services. This payment is in addition to the daily rates Vitas receives for hospice care. Payment for hospice physicians’ administrative and general supervisory activities is included in the daily rates discussed above. Payments for attending physician professional services (other than services furnished by hospice physicians) are not paid to the hospice, but rather are paid directly to the attending physician by the Medicare intermediary. For fiscal 2007, 1.7% of Vitas’ net revenue was attributable to physician services.
     Medicare Limits on Hospice Care Payments. Medicare payments for hospice services are subject to two additional limits or “caps”. Each of Vitas’ hospice programs is separately subject to both of these “caps”. Both of these “caps” are determined on an annual basis for the period running from November 1 through October 31 of each year.
     First, under a Medicare rule known as the “80-20” rule applicable to the Medicare inpatient services, if the number of inpatient care days furnished by a hospice to Medicare beneficiaries exceeds 20% of the total days of hospice care furnished by such hospice to Medicare beneficiaries, Medicare payments to the hospice for inpatient care days exceeding the cap are reduced to the routine home care rate. Vitas has never exceeded the inpatient cap.
     Second, Medicare payments to a hospice are also subject to a separate cap based on overall average payments per admission. Any payments exceeding this overall hospice cap must be refunded by the hospice. This cap was set at $21,410.04 per admission for the twelve-month period ended on October 31, 2007, and is adjusted annually to account for inflation. Vitas’ hospices may be subject to future payment reductions or recoupments as the result of this cap. As of December 31, 2007 we recorded no cap liability for the 2007 or 2008 measurement periods.
     Medicare Managed Care Programs. The Medicare program has entered into contracts with managed care companies to provide managed care benefits to Medicare beneficiaries who elect to participate in managed care programs. These managed care programs are commonly referred to as Medicare HMOs, Medicare + Choice or Medicare risk products. Vitas provides hospice care to Medicare beneficiaries who participate in these managed care programs, and Vitas is paid for services provided to these beneficiaries in the same way and at the same rates as those of other Medicare beneficiaries who are not in a Medicare managed care program. Under current Medicare policy, Medicare pays the hospice directly for services provided to these managed care program participants and then reduces the standard per-member, per-month payment that the managed care program otherwise receives.
Overview of Government Payments – Medicaid
     Medicaid Coverage and Reimbursements. State Medicaid programs are another source of Vitas’ net patient revenue. Medicaid is a state-administered program financed by state funds and matching federal funds to provide medical assistance to the indigent and certain other eligible persons. In 1986, hospice services became an optional state Medicaid benefit. For those states that elect to provide a hospice benefit, the Medicaid program is required to pay the hospice at rates at least equal to the rates provided under Medicare and calculated using the same methodology. States maintain flexibility to establish their own hospice election procedures and to limit the number and duration of benefit periods for which they will pay for hospice services. Reimbursement from state Medicaid programs in 2007 accounted for 5% of Vitas’ revenues.
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
     Adjustments to Medicare and Medicaid Payment Rates. Payment rates under the Medicare and Medicaid programs are adjusted annually based upon the Hospital Market Basket Index; however, the adjustments have historically been less than actual inflation. On October 1, 2004 the base rates increased by 3.3%. On October 1, 2005 the base rates increased by 3.4%. On October 1, 2006 the base rates increased by 3.4%. On October 1, 2007, the base rates increased by 3.3%. These base rates are further modified by the Hospice Wage Index to reflect local differences in wages according to the revised wage index. It is possible that there will be further modifications to the rate structure under which the Medicare or Medicaid programs pay for hospice care services. Any future reductions in the rate of increase in Medicare and Medicaid payments may have an adverse impact on Vitas’ net patient service revenue and profitability.

Other Healthcare Regulations
     Federal and State Anti-Kickback Laws and Safe Harbor Provisions. The federal Anti-Kickback Law makes it a felony to knowingly and willingly offer, pay, solicit or receive any form of remuneration in exchange for referring, recommending, arranging, purchasing, leasing or ordering items or services covered by a federal health care program including Medicare or Medicaid. The Anti-Kickback Law applies regardless of whether the remuneration is provided directly or indirectly, in cash or in kind. Although the Anti-Kickback statute does not prohibit all financial transactions or relationships that providers of healthcare items or services may have with each other, interpretations of the law have been very broad. Under current law, courts and federal regulatory authorities have stated that this law is violated if even one purpose (as opposed to the sole or primary purpose) of the arrangement is to induce referrals.
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
     From time to time, various federal and state agencies, such as HHS and the OIG, issue a variety of pronouncements, including fraud alerts, the OIG’s Annual Work Plan and other reports, identifying practices that may be subject to heightened governmental scrutiny. The Company cannot predict what, if any, changes may be implemented in coverage, reimbursement, or enforcement policies as a result of these OIG reviews and recommendations.
     On April 7, 2005 the Company announced the Office of Inspector General (“OIG”) for the Department of Health and Human Services served Vitas with civil subpoenas relating to Vitas’ alleged failure to appropriately bill Medicare and Medicaid for hospice services. As part of this investigation, the OIG selected medical records for 320 past and current patients from Vitas’ three largest programs for review. It also sought policies and procedures dating back to 1998 covering admissions, certifications, recertifications, and discharges. During the third quarter of 2005 and again in May 2006, the OIG requested additional information of the Company. The court dismissed a related qui tam complaint filed in U.S. District Court for the Southern District of Florida with prejudice in July 2007. The plaintiffs are appealing this dismissal. The government continues to investigate the complaint’s allegations. Pretax expenses related to complying with OIG requests have been immaterial in 2007. We incurred pretax expense related to complying with OIG requests and defending the litigation of $1.1 million and $637,000 for the years ended December 31, 2006 and 2005, respectively.
     Federal False Claims Acts. The federal law includes several criminal and civil false claims provisions, which provide that knowingly submitting claims for items or services that were not provided as represented may result in the imposition of multiple damages, administrative civil money penalties, criminal fines, imprisonment, and/or exclusion from participation in federally funded healthcare programs, including Medicare and Medicaid. In addition, the OIG may impose extensive and costly corporate integrity requirements upon a healthcare provider that is the subject of a false claims judgement or settlement. These requirements may include the creation of a formal compliance program, the appointment of a government monitor, and the imposition of annual reporting requirements and audits conducted by an independent review organization to monitor compliance with the terms of the agreement and relevant laws and regulations.
     The Civil False Claims Act prohibits the known filing of a false claim or the known use of false statements to obtain payments. Penalties for violations include fines ranging from $5,500 to $11,000, plus treble damages, for each claim filed. Provisions in the Civil False Claims Act also permit individuals to bring actions against individuals or businesses in the name of the government as so called “qui tam” relators. If a qui tam relator’s claim is successful, he or she is entitled to share the government’s recovery.
     Both direct enforcement activity by the government and quit tam actions have increased significantly in recent years and have increased the risk that a healthcare company may have to defend a false claims action, pay fines or be excluded from the Medicare and/or Medicaid programs as a result of an investigation arising out of this type of an action. Because of the complexity of the government regulations applicable to the healthcare industry, the Company cannot assure that Vitas will not be the subject of other actions under the False Claims Act.
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
     The Stark Law and State Physician Self-Referral Laws. Section 1877 of the Social Security Act, commonly known as the “Stark Law”, prohibits physicians from referring Medicare or Medicaid patients for “designated health services” to entities in which they hold an ownership or investment interest or with whom they have a compensation arrangement, subject to a number of statutory and regulatory exceptions. Penalties for violating the Stark Law are severe and include:
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
     Civil Monetary Penalties. The Civil Monetary Penalties Statute provides that civil penalties ranging between $10,000 and $50,000 per claim or act may be imposed on any person or entity that knowingly submits improperly filed claims for federal health benefits or that offers or makes payment to induce a beneficiary or provider to reduce or limit the use of health care services or to use a particular provider or supplier. Civil monetary penalties may be imposed for violations of the anti-kickback statute and for the failure to return known overpayments, among other things.
     Prohibition on Employing or Contracting with Excluded Providers. The Social Security Act and federal regulations state that individuals or entities that have been convicted of a criminal offense related to the delivery of an item or service under Medicare or Medicaid programs or that have been convicted, under state and federal law, of a criminal offense relating to neglect or abuse of residents in connection with the delivery of a healthcare item or service cannot participate in any federal health care programs, including Medicare and Medicaid. Additionally, individuals and entities convicted of fraud, that have had their licenses revoked or suspended, or that have failed to provide services of adequate quality also may be excluded from the Medicare and Medicaid programs. Federal regulations prohibit Medicare providers, including hospice programs, from submitting claims for items or services or their related costs if an excluded provider furnished those items or services. The OIG maintains a list of excluded persons and entities. Nonetheless, it is possible that Vitas might unknowingly bill for services provided by an excluded person or entity with whom it contracts. The penalty for contracting with an excluded provider may range from civil monetary penalties of $50,000 and damages of up to three times the amount of payment that was inappropriately received.
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
     Health Information Practices. There currently are numerous legislative and regulatory initiatives at both the state and federal levels that address patient privacy concerns. In particular, federal regulations issued under the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) require Vitas to protect the privacy and security of patients’ individual health information. HHS published final regulations addressing patient privacy on December 28, 2000, which were modified on August 14, 2002 (the “Privacy Rule”). Vitas was required to comply with the Privacy Rule by April 14, 2003, and Vitas believes that is in material compliance. Additionally, HIPAA does not automatically preempt applicable state laws and regulations concerning Vitas’ use, disclosure and maintenance of patient health information, which means that Vitas is subject to a complex regulatory scheme that, in many instances, requires Vitas to comply with both federal and state laws and regulations.
     In August 2000, HHS published final regulations establishing health care transaction standards, and code sets for the electronic transmission of health care information in connection with certain transactions, such as billing or health plan eligibility (the “Transactions Standard”). The official deadline for compliance with the Transactions Standards for covered entities such as Vitas was October 16, 2003. The Centers for Medicare and Medicaid Services (“CMS”) is the division of HHS that is responsible for interpreting and enforcing the Transactions Standard. Failure to comply with the Transactions Standard may subject covered entities, including Vitas, to civil monetary penalties and possibly to criminal penalties. Vitas believes that it has made significant and appropriate good faith efforts to comply with the Transactions Standard and to develop an appropriate contingency plan as encouraged by CMS. It is unclear, however, how CMS will regulate providers in general or Vitas in particular with respect to compliance with the Transactions Standard. Consequently, it also is unclear whether Vitas would be found to be in material compliance with the Transactions Standard if CMS were to review Vitas’ electronic claims submissions and assess Vitas’ electronic transactions, or whether Vitas would be required to expend substantial sums on acquiring and implementing new information systems, or would otherwise be affected in a manner that would negatively impact its profitability.
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
     At December 31, 2007, the Company’s accrual for its estimated liability for potential environmental cleanup and related costs arising from the sale of DuBois Chemicals Inc. (“DuBois”) amounted to $1.7 million. Of this balance, $900,000 is included in other liabilities and $826,000 is included in other current liabilities. The Company is contingently liable for additional DuBois-related environmental cleanup and related costs up to a maximum of $14.9 million. On the basis of a continuing evaluation of the Company’s potential liability, and in consultation with the Company’s environmental attorney, management believes that it is not probable this additional liability will be paid. Accordingly, no provision for this contingent liability has been recorded. Although it is not presently possible to reliably project the timing of payments related to the Company’s potential liability for environmental costs, management believes that any adjustments to its recorded liability will not materially adversely affect its financial position or results of operations.
     The Company, to the best of its knowledge, is currently in compliance in all material respects with the environmental laws and regulations affecting its operations. Such environmental laws, regulations and enforcement proceedings have not required the Company to make material increases in or modifications to its capital expenditures and they have not had a material adverse effect on sales or net income. Capital expenditures for the purpose of complying with environmental laws and regulations during 2008 and 2009 with respect to continuing operations are not expected to be material in amount; there can be no assurance, however, that presently unforeseen legislative enforcement actions will not require additional expenditures.
Seasonality
     Advertising costs for Roto-Rooter inordinately impact the Company’s fourth-quarter results. Roto-Rooter recognizes telephone directory costs immediately upon distribution of a directory by its publisher into the community. Since a large number of directories are distributed in the fourth quarter, this direct expense accounting policy results in fourth-quarter earnings including a disproportionately large share of Roto-Rooter’s full-year telephone directory advertising expense. In the fourth quarter 2007, Roto-Rooter expensed $7.3 million of total advertising costs that represented 32% of its aggregate advertising costs for the full-year 2007.
Employees
     On December 31, 2007, Chemed Corporation had a total of 11,783 employees.
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
GENERAL
     We have incurred debt to finance the operations of the Company. We increased our outstanding debt by $74.3 million in 2007. Our leverage may limit cash flow available for our operations, could adversely affect our ability to service our debt or obtain additional financing and could adversely affect our financial health and our ability to react to changes in our business.
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
     We have debt that is convertible into shares based on the Company’s stock price. This could significantly dilute the ownership percentage of current stockholders.
     The agreements and instruments governing our outstanding debt contain restrictions and limitations that could significantly impact our ability to operate our business and adversely affect the price of our Capital Stock.
     The operating and financial restrictions and covenants in our instruments of indebtedness restrict our ability to:
•	Incur additional debt;

•	Pay dividends, make redemptions and purchases of Capital Stock and make other restricted payments;

•	Issue and sell capital stock of subsidiaries;

•	Sell assets;

•	Engage in transactions with affiliates;

•	Restrict distributions from subsidiaries;

•	Incur liens;

•	Engage in business other than permitted businesses;

•	Engage in sale/leaseback transactions;

•	Engage in mergers or consolidations;

•	Make capital expenditures;

•	Make guarantees;

•	Make investments and acquisitions;

•	Enter into operating leases;

•	Hedge interest rates; and

•	Prepay other debt.
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
     Our operations are subject to numerous environmental, health and safety laws and regulations that prohibit or restrict the discharge of pollutants into the environment and regulate employee exposure to hazardous substance in the workplace. Failure to comply with these laws could subject us to material costs and liabilities, including civil and criminal fines, costs to cleanup contamination we cause and, in some circumstances, costs to cleanup contamination we discover on our own property but did not cause.
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
We are subject to certain anti-takeover statutes that might make it more difficult to effect a change in control of the Company.
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
     See the “Legal Proceedings” sections of this 10-K for discussion of particular matters.
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
     We face intense competition from numerous competitors, many of whom have less leverage than we do. The sewer, drain and pipe cleaning, and plumbing repair businesses are highly fragmented, with the bulk of the industries consisting of local and regional competitors. We compete primarily on the basis of advertising, range of services provided, name recognition, speed and quality of customer service, service guarantees and pricing. Our competitors may succeed in developing new or enhanced products and services more successful than ours and in marketing and selling existing and new products and services better than we do. In addition, new competitors may emerge. We cannot make any assurances that we will continue to be able to compete successfully with any of these companies.
Our operations are subject to numerous laws and regulations, exposing us to potential claims and compliance costs that could adversely affect our business.
     We are subject to federal, state and local laws and regulations relating to franchising, insurance and other aspects of our business. These are discussed in greater detail under “Government Regulations” in the Description of Business section hereof. If we fail to comply with existing or future laws and regulations, we may be subject to governmental or judicial fines and sanctions. Our franchising activities are subject to various federal and state franchising laws and regulations, including the rules and regulations of the Federal Trade Commission (the “FTC”) regarding the offering or sale of franchises. The rules and regulations of the FTC require us to provide all of our prospective franchisees with specific information regarding us and our franchise program in the form of a detailed franchise offering circular. In addition, a number of states require us to register our franchise offering prior to offering or selling franchises in such states. Various state laws also provide for certain rights in favor of franchisees, including (i) limitations on the franchisor’s ability to terminate a franchise except for good cause, (ii) restrictions on the franchisor’s ability to deny renewal of a franchise, (iii) circumstances under which the franchisor may be required to purchase certain inventory of franchisees when a franchise is terminated or not renewed in violation of such laws and (iv) provisions relating to arbitration. The ability to engage in the plumbing repair business is also subject to certain limitations and restrictions imposed by the state and local licensing laws and regulations. We cannot predict what legislation or regulations affecting our business will be enacted in the future, how existing or future laws or regulations will be enforced, administered and interpreted, or the amount of future expenditures that may be required to comply with these laws or regulations. Compliance costs associated with governmental regulations could have a material adverse effect on our business, financial condition and results of operations.

VITAS
Vitas is highly dependent on payments from Medicare and Medicaid. If there are changes in the rate or methods governing these payments, Vitas’ net patient service revenue and profits could materially decline.
     In excess of 90% of Vitas’ net patient service revenue consists of payments from the Medicare and Medicaid programs. Such payments are made primarily on a “per diem” basis, subject to annual reimbursement caps. Because Vitas receives a per diem fee to provide eligible services to all patients, Vitas’ profitability is largely dependent upon its ability to manage the costs of providing hospice services to patients. Increases in operating costs, such as labor and supply costs that are subject to inflation, without a compensating increase in Medicare and Medicaid rates, could have a material adverse effect on Vitas’ business in the future. Medicare and Medicaid currently adjust the various hospice payment rates annually based on the increase or decrease of the hospital wage index basket, regionally adjusted. However, the increases may be less than actual inflation. Vitas’ profitability could be negatively impacted if this adjustment were eliminated or reduced, or if Vitas’ costs of providing hospice services increased more than the annual adjustment. In addition, cost pressures resulting from shorter patient lengths of stay and the use of more expensive forms of palliative care, including drugs and drug delivery systems, could negatively impact Vitas’ profitability. Many payors are increasing pressure to control health care costs. In addition, both public and private payors are increasing pressure to decrease, or limit increases in, reimbursement rates for health care services. Vitas’ levels of revenue and profitability will be subject to the effect of possible reductions in coverage or payment rates by third-party payors, including payment rates from Medicare and Medicaid.
     Each state that maintains a Medicaid program has the option to provide reimbursement for hospice services at reimbursement rates generally required to be at least as much as Medicare rates. Most states in which Vitas operates cover Medicaid hospice services; however, we cannot assure that the states in which Vitas is presently operating or states into which Vitas could expand operations will continue to cover Medicaid hospice services. In addition, the Medicare and Medicaid programs are subject to statutory and regulatory changes, retroactive and prospective rate and payment adjustments, administrative rulings, freezes and funding reductions, all of which may adversely affect the level of program payments and could have a material adverse effect on Vitas’ business. We cannot assure that Medicare and/or Medicaid payments to hospices will not decrease. Reductions in amounts paid by government programs for services or changes in methods or regulations governing payments could cause Vitas’ net patient service revenue and profits to materially decline.
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
     The healthcare industry is subject to extensive federal, state and local laws, rules and regulations relating to, among others:
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
     The federal Ethics in Patient Referral Act, Section 1877 of the Social Security Act (commonly known as the “Stark Law”) prohibits physicians from referring Medicare or Medicaid patients for “designated health services” to entities in which they hold an ownership or investment interest or with whom they have a compensation arrangement, subject to certain statutory or regulatory exceptions. We cannot assure you that future statutory or regulatory changes will not result in hospice services being subject to the Stark Law’s ownership, investment, compensation or referral prohibitions. Several states in which Vitas operates have similar laws which likewise are subject to change. Any such changes could adversely affect the business, financial condition and operating results of Vitas.
     Further, under separate statutes, submission of claims for items or services that are “not provided as claimed” may lead to civil money penalties, criminal fines and imprisonment and/or exclusion from participation in Medicare, Medicaid and other federally funded state health care programs. These false claims statutes include the federal False Claims Act, which allows any person to bring suit on behalf of the federal government, known as a qui tam action, alleging false or fraudulent Medicare or Medicaid claims or other violations of the statute and to share in any amounts paid by the entity to the government in fines or settlement. Any entity found to be violating the False Claims Act may be liable for up to $11,000 per false claim and treble the amount of damages the federal government is found to have sustained because of the false claims. See the discussion of the governmental investigation pending against Vitas under Other Healthcare Regulations, above.
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
     Continuous home care can be challenging for a hospice to provide for a number of reasons, including the need to have available sufficient skilled and trained staff to furnish such care, the need to manage the staffing and provision of such care, and a shortage of nurses that can make it particularly difficult to attract and retain nurses that are required to furnish a majority of such care. Medicare reimbursement for continuous home care has been calculated by multiplying the applicable continuous home care hourly rate by the number of hours of care provided. If the care was provided for less than one hour, Medicare regulations allowed for rounding to the next hour increment. Effective January 1, 2007, Medicare requires reporting in 15-minute increments of care provided, with no rounding.
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

     There are currently numerous legislative and regulatory initiatives at both the state and federal levels that address patient privacy concerns. In particular, regulations issued under the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) require Vitas to protect the privacy and security of patients’ individual health information. We cannot predict the total financial or other impact of the regulations on Vitas’ operations. In addition, although Vitas’ management believes it is in compliance with the requirement of patient privacy regulations, we cannot assure you that Vitas will not be found to have violated state and federal laws, rules or guidelines surrounding patient privacy. Compliance with current and future HIPAA requirements or any other federal or state privacy initiatives could require Vitas to make substantial investments, which could negatively impact its profitability and cash flows.
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
     In addition to growing existing locations and developing new hospice locations, Vitas’ growth is expected to include expansion through acquisition of other hospices. We cannot assure you that Vitas’ acquisition strategy will be successful. The success of Vitas’ acquisition strategy depends upon a number of factors, including:
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
     In addition, since 1990, Vitas has acquired hospice programs, some of which involved acquisitions of hospice programs from not-for-profit entities. Vitas believes that acquisitions of not-for-profit programs are generally more complex than acquisitions from for-profit entities and that a substantial number of acquisition opportunities are likely to involve acquisitions from not-for-profit entities. Such acquisitions are subject to provisions of the Internal Revenue Code and, in certain states, state attorney general powers, which have been interpreted to require that the consideration paid for the assets purchased be at fair market value and, where applicable, that any fees paid for services be reasonable. In many states there is no mechanism for state attorney general pre-clearance of transactions to assure that applicable standards have been met. Entities that acquired not-for-profit hospices could face potential liability if the acquisition transaction is not structured to comply with Internal Revenue Code and state law requirements, and in some cases the transaction could be enjoined or subject to rescission. The acquisition of not-for-profit businesses, including the fairness of the purchase price paid, has received increasing regulatory scrutiny by state attorneys general and other regulatory authorities. Although Vitas believes that reasonable actions have been taken to date to establish the fair market value of assets purchased in prior acquisitions of hospice operations from not-for-profit entities and the reasonableness of fees paid for services, we cannot assure you that such transactions or any future similar transactions will not be challenged or that, if challenged, the results of such challenge would not have a material adverse effect on Vitas’ business.
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
     Hospice care in the United States is highly competitive. In many areas in which Vitas’ hospices are located, they compete with a large number of organizations, including:

•	Community-based hospice providers;

•	National and regional companies;

•	Hospital-based hospice and palliative care programs;

•	Physician groups;

•	Nursing homes;

•	Home health agencies;

•	Infusion therapy companies; and

•	Nursing agencies.
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
     Vitas provides hospice care to many Medicare beneficiaries who receive their non-hospice health care services from health maintenance organizations (“HMOs”) under Medicare risk contracts. Under such contracts between HMOs and the federal Department of Health and Human Services, the Medicare payments for hospice services are excluded from the per-member, per-month payment from Medicare to HMOs and instead are paid directly by Medicare to the hospices. As a result, Vitas’ payments for Medicare beneficiaries enrolled in Medicare risk HMOs are processed in the same way with the same rates as other Medicare beneficiaries. We cannot assure, however, that payment for hospice services will continue to be excluded from HMO payment under Medicare risk contracts and similar Medicare managed care plans or that if not excluded, managed care organization or other large third-party payors would not use their power to influence and exert pressure on health care providers to reduce costs in a manner that could have a material adverse effect on Vitas’ business, financial condition and results of operations.
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
Item 1B. Unresolved Staff Comments
     None.
Item 2. Properties
     The Company’s corporate offices and the headquarters for the Roto-Rooter Group are located in Cincinnati, Ohio. Roto-Rooter has manufacturing and distribution center facilities in West Des Moines, Iowa and has 69 office and service facilities in 27 states. Vitas, headquartered in Miami, operates 43 programs from 79 leased facilities in 15 states and the District of Columbia.
     All “owned” property is held in fee and is subject to the security interests of the holders of our debt instruments. The leased properties have lease terms ranging from one year to nine years. Management does not foresee any difficulty in renewing or replacing the remainder of its current leases. The Company considers all of its major operating properties to be maintained in good operating condition and to be generally adequate for present and anticipated needs.
Item 3. Legal Proceedings
     Like other large California employers, Vitas faces allegations of purported class-wide wage and hour violations. Vitas Healthcare Corporation was party to a class action lawsuit filed in the Superior Court of California, Los Angeles County, in April of 2004 by Ann Marie Costa, Ana Jimenez, Mariea Ruteaya and Gracetta Wilson (“Costa”). It alleged failure to pay overtime wages for hours worked “off the clock” on administrative tasks, including voicemail retrieval, time entry, travel to and from work, and pager response. It also alleged Vitas failed to provide meal and break periods to a purported class of California nurses, home health aides and licensed clinical social workers. The case also sought payment of penalties, interest, and plaintiffs’ attorney fees. The Company contested these allegations. Plaintiffs moved for class certification, and Vitas opposed this motion. We reached an agreement with the Plaintiff class in order to avoid the uncertainty of litigation and the diversion of resources and personnel resulting from it. On June 26, 2006, the court granted final approval of this settlement ($19.9 million).
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
Item 4. Submission of Matters to a Vote of Security Holders.
     None.
Executive Officers of the Registrant

Name	Age	Office	First Elected
Kevin J. McNamara	54	President and Chief Executive Officer	August 2, 1994 (1)
Timothy S. O’Toole	52	Executive Vice President	May 18, 1992 (2)
Spencer S. Lee	52	Executive Vice President	May 15, 2000 (3)
David P. Williams	47	Executive Vice President and Chief Financial Officer	March 5, 2004 (4)
Arthur V. Tucker, Jr.	58	Vice President and Controller	February 1, 1989 (5)

(1)	Mr. K. J. McNamara is President and Chief Executive Officer of the Company and has held these positions since August 1994 and May 2001, respectively. Previously, he served as an Executive Vice President, Secretary and General Counsel of the Company, since November 1993, August 1986 and August 1986, respectively. He previously held the position of Vice President of the Company, from August 1986 to May 1992

(2)	Mr. T.S. O’Toole is an Executive Vice President of the Company and has held this position since May 1992. He is also Chief Executive Officer of Vitas, a wholly owned subsidiary of the Company, and has held this position since February 24, 2004. Previously, from May 1992 to February 24, 2004, he also served the Company as Treasurer.

(3)	Mr. S. S. Lee is an Executive Vice President of the Company and has held this position since May 15, 2000. Mr. Lee is also Chairman and Chief Executive Officer of Roto-Rooter Services Company, a wholly owned subsidiary of the Company, and had held this position since January 1999. Previously, he served as a Senior Vice President of Roto-Rooter Services Company from May 1997 to January 1999.

(4)	Mr. D. P. Williams is an Executive Vice President and the Chief Financial Officer of the Company and has held these positions since August 10, 2007 and March 5, 2004, respectively. Mr. Williams is also Senior Vice President and Chief Financial Officer of Roto-Rooter Group, Inc., and has held these positions since January 1999.

(5)	Mr. A. V. Tucker, Jr. is a Vice President and Controller of the Company and has held these positions since February 1989. From May 1983 to February 1989, he held the position of Assistant Controller of the Company.
     Each executive officer holds office until the annual election at the next annual organizational meeting of the Board of Directors of the Company which is scheduled to be held on May 19, 2008.

PART II
Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
     The Company’s Capital Stock (par value $1 per share) is traded on the New York Stock Exchange under the symbol CHE. The range of the high and low sale prices on the New York Stock Exchange and dividends paid per share for each quarter of 2006 and 2007 are set forth below.

	Closing		Dividends Paid
	High	Low	Per Share

2006

First Quarter	$59.67	$49.50	$.06
Second Quarter	61.28	50.29	.06
Third Quarter	54.65	32.26	.06
Fourth Quarter	38.64	29.99	.06

2007

First Quarter	$49.65	$35.75	$.06
Second Quarter	68.77	49.00	.06
Third Quarter	70.53	52.93	.06
Fourth Quarter	64.87	52.92	.06
     Future dividends are necessarily dependent upon the Company’s earnings and financial condition, compliance with certain debt covenants and other factors not presently determinable.
     As of February 15, 2008, there were approximately 2,818 stockholders of record of the Company’s Capital Stock. This number only includes stockholders of record and does not include stockholders with shares beneficially held in nominee name or within clearinghouse positions of brokers, banks or other institutions.
     During 2007, the number of shares of Capital Stock repurchased by the Company, the weighted average price paid for each share, the cumulative shares repurchased under each program and the dollar amounts remaining under each program were as follows:

Company Purchase of Shares of Capital Stock

		Weighted	Cumulative	Dollar
		Average	Shares	Amount
	Total Number	Price Paid	Repurchased	Remaining
	Of Shares	Per	Under	Under
	Repurchased	Share	The Program	The Program
July 2006 Program (a)
January 1 through January 31, 2007	67,379	$36.41	260,777	$40,432,944
February 1 through February 28, 2007	111,900	$46.86	372,677	$35,189,260
March 1 through March 31, 2007	446,800	$48.29	819,477	$13,614,888

First Quarter Total — July 2006 Program	626,079	$46.76

April 1 through April 30, 2007	—	$—	819,477	$13,614,888
May 1 through May 31, 2007	220,072	$61.87	1,039,549	$—

Second Quarter Total — July 2006 Program	220,072	$61.87

(a)	The amount authorized for repurchase under the July 2006 Program is $50 million.

April 2007 Program (b)
April 1 through April 30, 2007	—	$—	—	$150,000,000
May 1 through May 31, 2007	1,272,928	$65.85	1,272,928	$66,174,828
June 1 through June 30, 2007	8,500	$64.98	1,281,428	$65,622,526

Second Quarter Total — April 2007 Program	1,281,428	$65.85

October 1 through October 31, 2007	—	—	1,281,428	$65,622,526
November 1 through November 30, 2007	—	—	1,281,428	$65,622,526
December 1 through December 31, 2007	11,822	$52.24	1,293,250	$65,004,905

Fourth Quarter Total — April 2007 Program	11,822	$52.24

(b)	On April 26, 2007, our Board of Directors authorized a $150 million share repurchase plan. $65.0 million remains authorized under this program with no expiration date.
     As of December 31, 2007, the number of stock options outstanding under the Company’s equity compensation plans, the weighted average exercise price of outstanding options, and the number of securities remaining available for issuance were as follows:

EQUITY COMPENSATION PLAN INFORMATION

Number of securities
remaining available
	Number of	Weighted-average	for future issuance
	securities	exercise price of	under equity
	to be issued upon	outstanding	compensation plans
	exercise of	options,	[excluding
	outstanding warrants	warrants and	securities reflected
	and rights	rights	in column (a)]
Plan Category	(a)	(b)	(c)
Equity Compensation plans approved by stockholders	1,849,499	$40.96	2,107,236
Equity Compensation plans not approved by stockholders (1)	38,050	23.32	88

TOTAL	1,887,549	$40.60	2,107,324

(1)	In May 1999 the Board of Directors adopted the 1999 Long-Term Employee Incentive Plan without stockholder approval. This plan permits the Company to grant up to 500,000 shares of non-qualified options and stock awards to a broad base of salaried and hourly employees (excluding officers and directors) of the Company. Except for the exclusion of officers and directors, this plan has the same general terms and provisions as the 2006 Stock Incentive Plan. In addition, pursuant to this plan no individual may be granted more than 50,000 stock options in a calendar year, the aggregate number of the shares of Capital Stock which may be issued pursuant to stock incentives in the form of Stock Awards shall not be more than 270,000, and no stock incentives shall be granted under the plan after May 17, 2009.
Comparative Stock Performance
     The graph below compares the yearly percentage change in the Company’s cumulative total stockholder return on Capital Stock (as measured by dividing (i) the sum of (A) the cumulative amount of dividends for the period December 31, 2002, to December 31, 2007, assuming dividend reinvestment, and (B) the difference between the Company’s share price at December 31, 2002 and December 31, 2007; by (ii) the share price at December 31, 2002) with the cumulative total return, assuming reinvestment of dividends, of the (1) S&P 500 Stock Index and (2) Dow Jones Industrial Diversified Index.

Chemed Corporation
Cumulative Total Stockholder Return for
Five-Year Period Ending December 31, 2007

December 31...	2002	2003	2004	2005	2006	2007
Chemed Corporation	100.00	132.12	194.03	288.94	216.22	328.13
S&P 500	100.00	128.68	142.69	149.70	173.34	182.86
Dow Jones Industrial Diversified	100.00	135.28	161.22	157.01	171.98	183.58

Item 6. Selected Financial Data
     The information called for by this Item for the five years ended December 31, 2007 is set forth on page 37 of the 2007 Annual Report to Stockholders and is incorporated herein by reference.
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The information called for by this Item is set forth on pages 38 through 52 of the 2007 Annual Report to Stockholders and is incorporated herein by reference.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
     The Company’s primary market risk exposure relates to interest rate risk exposure through its variable interest term note and line of credit. At December 31, 2007 the Company had $24.5 million of variable rate debt outstanding. For each $10 million dollars borrowed under these credit facilities, an increase or decrease of 100 basis points (1% point), increases or decreases the Company’s annual interest expense by $100,000.
     The Company continually evaluates this interest rate exposure and periodically weighs the cost versus the benefit of fixing the variable interest rates through a variety of hedging techniques.
     The market value of the Company’s long-term debt at December 31, 2007 is approximately $210.5 million versus a carrying value of $224.8 million.
Item 8. Financial Statements and Supplementary Data
     The consolidated financial statements, together with the report thereon of PricewaterhouseCoopers LLP dated February 28, 2008, appearing on pages 1 through 34 of the 2007 Annual Report to Stockholders, along with the Supplementary Data (Unaudited Summary of Quarterly Results) appearing on pages 35-36, are incorporated herein by reference.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
     None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
     The Company’s management, under the supervision of and with the participation of the Company’s President and Chief Executive Officer, Executive Vice President and Chief Financial Officer and Vice President and Controller, has evaluated the effectiveness of the Company’s disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this report. Based on such evaluation, the Company’s President and Chief Executive Officer, Executive Vice President and Chief Financial Officer and Vice President and Controller have concluded that, as of the end of such period, the Company’s disclosure controls and procedures are effective and are reasonably designed to ensure that all material information relating to the Company required to be included in the Company’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and that such information is accumulated and communicated to management, including the President and Chief Executive Officer, Executive Vice President and Chief Financial Officer and Vice President and Controller, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting
     Refer to Management’s Report on Internal Control over Financial Reporting and Report of Independent Registered Public Accounting Firm on pages 1 and 2 of the Company’s 2007 Annual Report to Stockholders, which are incorporated herein by reference.
Changes in Internal Control Over Financial Reporting
     There have not been any changes in the Company’s internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act during the Company’s fiscal quarter ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.
Item 9B. Other Information
     Not applicable.
PART III
Item 10. Directors, Executive Officers and Corporate Governance
     The directors of the Company are:
Edward L. Hutton
Kevin J. McNamara
Charles H. Erhart, Jr.
Joel F. Gemunder
Patrick P. Grace
Thomas C. Hutton
Walter L. Krebs
Sandra E. Laney
Timothy S. O’Toole
Donald E. Saunders
George J. Walsh III
Frank E. Wood
The additional information required under this Item is set forth in the Company’s 2008 Proxy Statement and in Part I hereof under the caption “Executive Officers of the Registrant” and is incorporated herein by reference.
     The Company has adopted a Code of Ethics that applies to the Company’s principal executive officer, principal financial officer, principal accounting officer, directors and employees. A copy of this Code of Ethics is incorporated with this report as Exhibit 14 and it is also posted on the Company’s Web site, www.chemed.com.
Item 11. Executive Compensation
     Information required under this Item is set forth in the Company’s 2008 Proxy Statement, which is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
     Information required under this Item is set forth in the Company’s 2008 Proxy Statement, which is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions and Director Independence.
     Information required under this Item is set forth in the Company’s 2008 Proxy Statement, which is incorporated herein by reference.
     A description of related party transactions is shown in Note 21 of the Notes to Consolidated Financial Statements on page 29 of the 2007 Annual Report to Stockholders and is incorporated herein by reference.
Item 14. Principal Accountant Fees and Services
Audit Fees
     PricewaterhouseCoopers LLP billed the Company $1,600,000 for 2006 and $1,500,000 for 2007. These fees were for professional services rendered for the integrated audit of the Company’s annual financial statements and of its internal control over financial reporting, review of the financial statements included in the Company’s Forms 10-Q and review of documents filed with the SEC.
Audit-Related Fees
     PricewaterhouseCoopers LLP billed the Company $107,000 and $341,000 for 2006 and 2007, respectively, for audit-related services. In 2006, $11,000 was related to the issuance of a preferability letter, $11,000 was related to a proposed offering of debt and $85,000 was related to the audit of one of Vitas’ Florida subsidiaries. In 2007, $38,000 was related to the adoption of FIN 48, $218,000 was related to a proposed offering of debt, and $85,000 was related to the audit of one of Vitas’ Florida subsidiaries.
Tax Fees
     No such services were rendered in 2006 or 2007.
All Other Fees
     No other services were rendered in 2006 or 2007.
     The Audit Committee has adopted a policy which requires the Committee’s pre-approval of audit and non-audit services performed by the independent auditor to assure that the provision of such services does not impair the auditor’s independence. The Audit Committee pre-approved all of the audit and non-audit services rendered by PricewaterhouseCoopers LLP as listed above.

PART IV
Item 15. Exhibits and Financial Statement Schedules

Exhibits
3.1	Certificate of Incorporation of Chemed Corporation.*

3.2	Certificate of Amendment to Certificate of Incorporation.*

3.3	By-Laws of Chemed Corporation.*

10.1	Agreement and Plan of Merger among Diversey U.S. Holdings, Inc., D. C. Acquisition Inc., Chemed Corporation and DuBois Chemicals, Inc., dated as of February 25, 1991.*

10.2	Agreement and Plan of Merger among National Sanitary Supply Company, Unisource Worldwide, Inc. and TFBD, Inc. dated as of August 11, 1997.*

10.3	Stock Purchase Agreement dated as of May 8, 2002 by and between PCI Holding Corp. and Chemed Corporation. *

10.4	Amendment No. 1 to Stock Purchase Agreement dated as of October 11, 2002 by and among PCI Holding Corp., PCI-A Holding Corp. and Chemed Corporation. *

10.5	Common Stock Purchase Warrant dated as of October 11, 2002 by and between PCI Holding Corp. and Chemed Corporation. *

10.6	1997 Stock Incentive Plan.*,**

10.7	1999 Stock Incentive Plan.*,**

10.8	1999 Long-Term Employee Incentive Plan as amended through May 20, 2002.*,**

10.9	2002 Stock Incentive Plan.*,**

10.10	2002 Executive Long-Term Incentive Plan, as amended May 18, 2004.*,**

10.11	2004 Stock Incentive Plan.*,**

10.12	2006 Stock Incentive Plan, as amended August 11, 2006.*,**

10.13	Repurchase Agreement dated May 8, 2007 by and among Chemed Corporation, J.P. Morgan Securities Inc. and Citigroup Global Markets, Inc.*

10.14	Convertible Senior Note Indenture dated May 14, 2007 for 1.875% Convertible Senior Notes due 2014 by and among Chemed Corporation, the Subsidiary Guarantors and LaSalle Bank NA, as Trustee.*

10.15	Employment Contracts with Executives.*,**

10.16	Amendment to Employment Agreements with Kevin J. McNamara, Thomas C. Hutton and Sandra E. Laney dated August 7, 2002.*,**

Exhibits
10.17	Amendment to Employment Agreement with Spencer S. Lee dated May 19, 2003.*,**

10.18	Amendment to Employment Agreements with Executives dated January 1, 2002.*,**

10.19	Amendment No. 16 to Employment Agreement with Sandra E. Laney dated March 1, 2003.*,**

10.20	Amendment No. 16 to Employment Agreement with Kevin J. McNamara dated May 18, 2004.*,**

10.21	Employment Agreement with David P. Williams dated December 1, 2006.*,**

10.22	Employment Agreement with Timothy S. O’Toole dated May 6, 2007.**

10.23	Registration Rights Agreement, dated May 14, 2007 by and among Chemed Corporation, J.P. Morgan Securities, Inc. and Citigroup Global Markets Inc.*

10.24	Confirmation of Convertible Note Hedge, dated May 8, 2007 between Chemed Corporation and J.P. Morgan Chase Bank, NA.*

10.25	Confirmation of Convertible Note Hedge, dated May 8, 2007 between Chemed Corporation and Citibank, NA.*

10.26	Form of Convertible Note Warrant Transaction, dated May 8, 2007 between Chemed Corporation and Citibank, NA.*

10.27	Form of Convertible Note Warrant Transaction, dated May 8, 2007 between Chemed Corporation and J.P. Morgan Chase Bank, NA.*

10.28	Excess Benefits Plan, as restated and amended, effective June 1, 2001.*,**

10.29	Amendment No. 1 to Excess Benefits Plan, effective July 1, 2002.*,**

10.30	Amendment No. 2 to Excess Benefits Plan, effective November 7, 2003.*,**

10.31	Non-Employee Directors’ Deferred Compensation Plan.*,**

10.32	Chemed/Roto-Rooter Savings & Retirement Plan, effective January 1, 1999.*,**

10.33	First Amendment to Chemed/Roto-Rooter Savings & Retirement Plan, effective September 6, 2000.*,**

10.34	Second Amendment to Chemed/Roto-Rooter Savings & Retirement Plan, effective January 1, 2001.*,**

10.35	Third Amendment to Chemed/Roto-Rooter Savings & Retirement Plan, effective December 12, 2001.*,**

10.36	Directors Emeriti Plan.*,**

10.37	Split Dollar Agreement with Edward L. Hutton.*,**

10.38	Change in Control Severance Plan. *,**

10.39	Senior Executive Severance Policy. *,**

10.40	Roto-Rooter Deferred Compensation Plan No. 1, as amended January 1,1998.*,**

Exhibits
10.41	Roto-Rooter Deferred Compensation Plan No. 2.*,**

10.42	Agreement and Plan of Merger, dated as of December 18, 2003, among Roto-Rooter, Inc., Marlin Merger Corp. and Vitas Healthcare Corporation.*

10.43	Credit Agreement, dated as of May 2, 2007, among Chemed Corporation, the lenders from time to time parties thereto and J. P. Morgan Chase Bank, NA, as Administrative Agent.*

10.44	Amended and Restated Credit Agreement, dated as of February 24, 2005, among Chemed Corporation, the lenders from time to time parties thereto and JP Morgan Chase Bank, NA, as Administrative Agent.*

10.45	Amendment No.1 to Amended and Restated Credit Agreement, dated March 31, 2006 among Chemed Corporation, the lenders from time to time parties thereto, and JP Morgan Chase Bank NA, as Administrative Agent.*

10.46	Form of Restricted Stock Award.*,**

10.47	Form of Stock Option Grant.*,**

10.48	Assets Purchase Agreement of April 1, 2005 between Service America Network, Inc. and Service America Enterprise, Inc.*

12	Computation of Ratio of Earnings to Fixed Charges.

13	2007 Annual Report to Stockholders.

14	Policies on Business Ethics of Chemed Corporation.*

18	PricewaterhouseCoopers LLP preferability letter concerning change in accounting principle.*

21	Subsidiaries of Chemed Corporation.

23	Consent of Independent Registered Public Accounting Firm.

24	Powers of Attorney.

31.1	Certification by Kevin J. McNamara pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act of 1934.

31.2	Certification by David P. Williams pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act of 1934.

31.3	Certification by Arthur V. Tucker, Jr. pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act of 1934.

32.1	Certification by Kevin J. McNamara pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by David P. Williams pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.3	Certification by Arthur V. Tucker, Jr. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	This exhibit is being filed by means of incorporation by reference (see Index to Exhibits on page E-1). Each other exhibit is being filed with this Annual Report on Form 10-K.

**	Management contract or compensatory plan or arrangement.
Financial Statement Schedule
See Index to Financial Statements and Financial Statement Schedule on page S-1.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

February 28, 2008	CHEMED CORPORATION
	By	/s/ Kevin J. McNamara
Kevin J. McNamara
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Kevin J. McNamara Kevin J. McNamara	President and Chief Executive Officer and a Director (Principal Executive Officer)

/s/ David P. Williams David P. Williams	Executive Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ Arthur V. Tucker, Jr. Arthur V. Tucker, Jr.	Vice President and Controller (Principal Accounting Officer)	February 28, 2008

Edward L. Hutton*	Sandra E. Laney*
Charles H. Erhart, Jr.*	Timothy S. O’Toole*
Joel F. Gemunder*	Donald E. Saunders* - -Directors
Patrick P. Grace*	George J. Walsh III*
Thomas C. Hutton*	Frank E. Wood*
Walter L. Krebs*

*	Naomi C. Dallob by signing her name hereto signs this document on behalf of each of the persons indicated above pursuant to powers of attorney duly executed by such persons and filed with the Securities and Exchange Commission.

February 28, 2008	/s/ Naomi C. Dallob

Date	Naomi C. Dallob
(Attorney-in-Fact)

CHEMED CORPORATION AND SUBSIDIARY COMPANIES
INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE
2005, 2006 AND 2007

Page(s)
Chemed Corporation Consolidated Financial Statements and Financial Statement Schedule

Report of Independent Registered Public Accounting Firm	2*
Consolidated Statement of Income	3*
Consolidated Balance Sheet	4*
Consolidated Statement of Cash Flows	5*
Consolidated Statement of Changes in Stockholders’ Equity	6*
Notes to Consolidated Financial Statements	7*

Report of Independent Registered Public Accounting Firm on Financial Statement Schedule	S-2
Schedule II – Valuation and Qualifying Accounts	S-3

*	Indicates page numbers in Chemed Corporation 2007 Annual Report to Stockholders
     The consolidated financial statements of Chemed Corporation listed above, appearing in the 2007 Annual Report to Stockholders, are incorporated herein by reference. The Financial Statement Schedule should be read in conjunction with the consolidated financial statements listed above. Schedules not included have been omitted because they are not applicable or the required information is shown in the financial statements or notes thereto as listed above.

Report of Independent Registered Public Accounting
Firm on Financial Statement Schedule
To the Board of Directors
of Chemed Corporation
Our audits of the consolidated financial statements and of the effectiveness of internal control over financial reporting referred to in our report dated February 28, 2008 appearing in the 2007 Annual Report to Stockholders of Chemed Corporation (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedule listed in Item 15(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.
/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP
Cincinnati, OH
February 28, 2008

SCHEDULE II
CHEMED CORPORATION AND SUBSIDIARY COMPANIES
VALUATION AND QUALIFYING ACCOUNTS
(IN THOUSANDS)
DR/(CR)

		ADDITIONS
		(CHARGED)		APPLICABLE
		CREDITED	(CHARGED)	TO
	BALANCE AT	TO COSTS	CREDITED	COMPANIES		BALANCE
	BEGINNING	AND	TO OTHER	ACQUIRED	DEDUCTIONS	AT END
DESCRIPTION	OF PERIOD	EXPENSES	ACCOUNTS	IN PERIOD	(a)	OF PERIOD
Allowances for doubtful accounts (b)
For the year 2007	$(10,180)	$(8,375)	$490	$—	$8,319	$(9,746)

For the year 2006	$(8,311)	$(8,169)	$170	$—	$6,130	$(10,180)

For the year 2005	$(7,539)	$(7,126)	$—	$—	$6,354	$(8,311)

Allowances for doubtful accounts — notes receivable (c)

For the year 2007	$(170)	$2	$(366)	$—	$5	$(529)

For the year 2006	$—	$—	$(170)	$—	$—	$(170)

For the year 2005	$—	$—	$—	$—	$—	$—

(a)	With respect to allowances for doubtful accounts, deductions include accounts considered uncollectible or written off, payments, companies divested, etc.

(b)	Classified in consolidated balance sheet as a reduction of accounts receivable.

(c)	Classified in consolidated balance sheet as a reduction of other assets.

INDEX TO EXHIBITS

		Page Number
		or
		Incorporation by Reference
Exhibit		File No. and	Previous
Number		Filing Date	Exhibit No.
3.1	Certificate of Incorporation of Chemed Corporation	Form S-3 Reg. No. 33-44177 11/26/91	4.1

3.2	Certificate of Amendment to Certificate of Incorporation	Form 8-K 5/16/06	3.1

3.3	By-Laws of Chemed Corporation as amended November 5, 2004	Form 8-K 11/5/04	1

10.1	Agreement and Plan of Merger among Diversey U.S. Holdings, Inc., D.C. Acquisition Inc., Chemed Corporation and DuBois Chemicals, Inc., dated as of February 25, 1991	Form 8-K 3/11/91	1

10.2	Agreement and Plan of Merger among National Sanitary Supply Company, Unisource Worldwide, Inc. and TFBD, Inc.	Form 8-K 10/13/97	1

10.3	Stock Purchase Agreement dated as of May 8, 2002 by and between PCI Holding Corp. and Chemed Corporation	Form 8-K 10/11/02	2.1

10.4	Amendment No. 1 to Stock Purchase Agreement dated as of October 11, 2002 by and among PCI Holding Corp., PCI-A Holding Corp. and Chemed Corporation	Form 8-K 10/11/02	2.2

10.5	Common Stock Purchase Warrant dated as of October 11, 2002 by and between PCI Holding Corp. and Chemed Corporation	Form 8-K 10/11/02	2.4

10.6	1997 Stock Incentive Plan	Form 10-K	10.10
		3/27/98, **

10.7	1999 Stock Incentive Plan	Form 10-K	10.11
		3/29/00, **

1

		Page Number
		or
		Incorporation by Reference
Exhibit		File No. and	Previous
Number		Filing Date	Exhibit No.
10.8	1999 Long Term Employee Incentive Plan as amended through May 20, 2002	Form 10-K 3/28/03, **	10.16

10.9	2002 Stock Incentive Plan	Form 10-K 3/28/03, **	10.17

10.10	2002 Executive Long-Term Incentive Plan, as amended May 18, 2004	Form 10-Q 8/19/04, **	10.16

10.11	2004 Stock Incentive Plan	Proxy Statement 3/25/04, **	A

10.12	2006 Stock Incentive Plan, as amended August 11, 2006	Form 10-Q 8/14/06, **	10.1

10.13	Purchase Agreement dated May 8, 2007 by and among Chemed Corporation, J.P. Morgan Securities Inc. and Citigroup Global Markets, Inc.	Form 8-K 5/17/07	1.1

10.14	Convertible Senior Note Indenture dated May 14, 2007 for 1.875% Convertible Senior Notes due 2014 by and among Chemed Corporation, the Subsidiary Guarantors and LaSalle Bank NA, as Trustee.	Form 8-KA 5/22/07	4.1

10.15	Employment Contracts with Executives	Form 10-K 3/28/89, **	10.12

10.16	Amendment to Employment Agreements with Kevin J. McNamara, Thomas C. Hutton and Sandra E. Laney dated August 7, 2002	Form 10-K 3/28/03, **	10.20

10.17	Amendment to Employment Agreement with Spencer S. Lee dated May 19, 2003	Form 10-K 3/12/04, **	10.20

10.18	Amendment to Employment Agreement with Executives dated January 1, 2002	Form 10-K 3/28/02, **	10.16

10.19	Amendment No. 16 to Employment Agreement with Sandra E. Laney dated March 1, 2003	Form 10-K 3/28/03, **	10.27

2

		Page Number
		or
		Incorporation by Reference
Exhibit		File No. and	Previous
Number		Filing Date	Exhibit No.
10.20	Amendment No. 16 to Employment Agreement with Kevin J. McNamara dated May 18, 2004.	Form 10-K 3/28/05, **	10.25

10.21	Employment Agreement with David P. Williams dated December 1, 2006.	Form 8-K 12/1/06, **	10.01

10.22	Employment Agreement with Timothy S. O’Toole dated May 6, 2007.	Form 8-K 5/7/07, **	10.02

10.23	Registration Rights Agreement, dated May 14, 2007 by and among Chemed Corporation, J.P. Morgan Securities, Inc. and Citigroup Global Markets Inc.	Form 8-K 5/17/07	10.5

10.24	Confirmation of Convertible Note Hedge, dated May 8, 2007 between Chemed Corporation and J.P. Morgan Chase Bank, NA.	Form 8-K 5/17/07	10.1

10.25	Confirmation of Convertible Note Hedge, dated May 8, 2007 between Chemed Corporation and Citibank, NA.	Form 8-K 5/17/07	10.2

10.26	Form of Convertible Note Warrant Transaction, dated May 8, 2007 between Chemed Corporation and Citibank, NA.	Form 8-K 5/17/07	10.4

10.27	Form of Convertible Note Warrant Transaction, dated May 8, 2007 between Chemed Corporation and J.P. Morgan Chase Bank, NA.	Form 8-K 5/17/07	10.5

10.28	Excess Benefits Plan, as restated and amended, effective June 1, 2001	Form 10-K 3/12/04, **	10.24

10.29	Amendment No. 1 to Excess Benefits Plan, effective July 1, 2002	Form 10-K 3/12/04, **	10.25

10.30	Amendment No. 2 to Excess Benefits Plan, effective November 7, 2003	Form 10-K 3/12/04, **	10.26

3

		Page Number
		or
		Incorporation by Reference
Exhibit		File No. and	Previous
Number		Filing Date	Exhibit No.
10.31	Non-Employee Directors’ Deferred Compensation Plan	Form 10-K 3/24/88, **	10.10

10.32	Chemed/Roto-Rooter Savings & Retirement Plan, effective January 1, 1999	Form 10-K 3/25/99, **	10.25

10.33	First Amendment to Chemed/Roto-Rooter Savings & Retirement Plan effective September 6, 2000	Form 10-K 3/28/02, **	10.22

10.34	Second Amendment to Chemed/Roto-Rooter Savings & Retirement Plan effective January 1, 2001	Form 10-K 3/28/02, **	10.23

10.35 10.36	Third Amendment to Chemed/Roto-Rooter Savings & Retirement Plan effective December 12, 2001 Directors Emeriti Plan	Form 10-K 3/28/02, ** Form 10-Q	10.24 10.11
		5/12/88, **

10.37	Split Dollar Agreement with Edward L. Hutton	Form 10-K 3/28/96, **	10.16

10.38	Change in Control Severance Plan	Form 8-K 12/1/06, **	10.02

10.39	Senior Executive Severance Policy	Form 8-K 12/1/06, **	10.03

10.40	Roto-Rooter Deferred Compensation Plan No. 1, as amended January 1, 1998	Form 10-K 3/28/01, **	10.37

10.41	Roto-Rooter Deferred Compensation Plan No. 2	Form 10-K 3/28/01, **	10.38

10.42	Agreement and Plan of Merger, dated as of December 18, 2003, among Roto-Rooter, Inc., Marlin Merger Corp. and Vitas Healthcare Corporation	Form 8-K 12/19/03	99.2

10.43	Credit Agreement, dated as of May 2, 2007, among Chemed Corporation, the lenders from time to time parties thereto and J. P. Morgan Chase Bank, NA, as Administrative Agent.	Form 8-K 5/07/07	10.01

4

		Page Number
		or
		Incorporation by Reference
Exhibit		File No. and	Previous
Number		Filing Date	Exhibit No.
10.44	Amended and Restated Credit Agreement dated as of February 24, 2005 among Chemed Corporation, the lenders from time to time, parties thereto and JP Morgan Chase Bank NA, as Administrative Agent.	Form 10-K 3/28/05	10.46

10.45	Amendment No. 1 to Amended and Restated Credit Agreement, dated March 31, 2006 among Chemed Corporation, the lenders from Time to time parties thereto, and JP Morgan Chase Bank NA, as Administrative Agent.	Form 10-Q 4/4/06	10.1

10.46	Form of Restricted Stock Award	Form 10-K 3/28/05, **	10.50

10.47	Form of Stock Option Grant	Form 10-K 3/28/05, **	10.51

10.48	Assets Purchase Agreement of April 1, 2005 between Service America Network, Inc. and Service America Enterprise, Inc.	Form 8-K 4/7/05	10.1

12	Computation of Ratio of Earnings to Fixed Charges	*

13	2007 Annual Report to Stockholders	*

14	Policies on Business Ethics of Chemed Corporation	Form 10-K 3/12/04	14

18	PricewaterhouseCoopers LLP preferability letter concerning change in accounting principle.	Form 10-Q 11/1/06	18.1

21	Subsidiaries of Chemed Corporation	*

23	Consent of Independent Registered Public Accounting Firm	*

24	Powers of Attorney	*, ***

5

Page Number
or
Incorporation by Reference
Exhibit		File No. and	Previous
Number		Filing Date	Exhibit No.
31.1	Certification by Kevin J. McNamara pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act of 1934.	*

31.2	Certification by David P. Williams pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act of 1934.	*

31.3	Certification by Arthur V. Tucker, Jr. pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act of 1934.	*

32.1	Certification by Kevin J. McNamara pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	*

32.2	Certification by David P. Williams pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	*

32.3	Certification by Arthur V. Tucker, Jr. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	*

*	Filed herewith.

**	Management contract or compensatory plan or arrangement.

***	Not included within this conformed copy.

6