Form 10-Q
period 2008-03-31
CHEMED CORP
filed 2008-04-30
CIK 19584

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
X	Quarterly Report Under Section 13 or 15 (d) of the Securities Exchange Act of 1934 For the Quarterly Period Ended March 31, 2008

Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number: 1-8351

CHEMED CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	31-0791746
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

2600 Chemed Center, 255 E. Fifth Street, Cincinnati, Ohio	45202
(Address of principal executive offices)	(Zip code)

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
Large accelerated filer	X	Accelerated filer	Non-accelerated filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes	No	X

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Amount	Date

Capital Stock $1 Par Value	23,728,308 Shares	March 31, 2008

CHEMED CORPORATION AND
SUBSIDIARY COMPANIES

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
CHEMED CORPORATION AND SUBSIDIARY COMPANIES
UNAUDITED CONSOLIDATED BALANCE SHEET
(in thousands except share and per share data)

			March 31,	December 31,
			2008	2007
ASSETS
Current assets
Cash and cash equivalents			$29,704	$4,988
Accounts receivable less allowances of $9,818
(2007 - $9,746)			87,004	101,170
Inventories			7,439	6,596
Current deferred income taxes			14,996	14,212
Prepaid expenses and other current assets			9,035	10,496
Total current assets			148,178	137,462
Investments of deferred compensation plans held in trust			29,524	29,417
Notes receivable			-	9,701
Properties and equipment, at cost, less accumulated
depreciation of	$92,467	(2007 - $88,639)	72,910	74,513
Identifiable intangible assets less accumulated
amortization of	$18,253	(2007 - $17,245)	64,168	65,177
Goodwill			438,656	438,689
Other assets			15,467	15,411
Total Assets			$768,903	$770,370

LIABILITIES
Current liabilities
Accounts payable			$46,450	$46,168
Current portion of long-term debt			10,166	10,162
Income taxes			10,100	4,221
Accrued insurance			37,600	36,337
Accrued compensation			31,195	40,072
Other current liabilities			14,474	13,929
Total current liabilities			149,985	150,889
Deferred income taxes			5,465	5,802
Long-term debt			212,070	214,669
Deferred compensation liabilities			29,653	29,149
Other liabilities			5,540	5,512
Total Liabilities			402,713	406,021

STOCKHOLDERS' EQUITY
Capital stock - authorized 80,000,000 shares $1 par; issued 29,379,006
shares (2007 - 29,260,791 shares)			29,379	29,261
Paid-in capital			271,296	267,312
Retained earnings			293,707	278,336
Treasury stock - 5,650,698 shares (2007 - 5,299,056 shares), at cost			(230,594)	(213,041)
Deferred compensation payable in Company stock			2,402	2,481
Total Stockholders' Equity			366,190	364,349
Total Liabilities and Stockholders' Equity			$768,903	$770,370

See accompanying notes to unaudited financial statements.

CHEMED CORPORATION AND SUBSIDIARY COMPANIES
UNAUDITED CONSOLIDATED STATEMENT OF INCOME
(in thousands, except per share data)

	Three Months Ended March 31,
	2008	2007
Service revenues and sales	$285,268	$270,439
Cost of services provided and goods sold
(excluding depreciation)	205,812	188,247
Selling, general and administrative expenses	42,727	48,070
Depreciation	5,438	4,715
Amortization	1,450	1,315
Other operating income	-	(1,138)
Total costs and expenses	255,427	241,209
Income from operations	29,841	29,230
Interest expense	(1,597)	(3,742)
Other (expense)/income--net	(1,189)	869
Income before income taxes	27,055	26,357
Income taxes	(10,235)	(10,136)
Net income	$16,820	$16,221

Earnings Per Share
Net income	$0.70	$0.63
Average number of shares outstanding	23,873	25,716

Diluted Earnings Per Share
Net income	$0.69	$0.62
Average number of shares outstanding	24,285	26,162

Cash Dividends Per Share	$0.06	$0.06

See accompanying notes to unaudited financial statements.

CHEMED CORPORATION AND SUBSIDIARY COMPANIES
UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOWS
(in thousands)
	Three Months Ended
	March 31,
	2008	2007
Cash Flows from Operating Activities
Net income	$16,820	$16,221
Adjustments to reconcile net income to net cash provided
by operating activities:
Depreciation and amortization	6,888	6,030
Provision for uncollectible accounts receivable	2,002	2,084
Provision for deferred income taxes	(1,126)	(345)
Amortization of debt issuance costs	254	455
Noncash long-term incentive compensation	-	4,719
Changes in operating assets and liabilities, excluding
amounts acquired in business combinations
Decrease in accounts receivable	12,112	5,275
Increase in inventories	(843)	(174)
Decrease in prepaid expenses and
other current assets	1,488	858
Decrease in accounts payable and other current liabilities	(5,679)	(9,091)
Increase in income taxes	6,677	9,538
Increase in other assets	(293)	(2,102)
Increase in other liabilities	532	2,218
Excess tax benefit on share-based compensation	(825)	(611)
Other sources/(uses)	1,524	(375)
Net cash provided by operating activities	39,531	34,700
Cash Flows from Investing Activities
Net sources/(uses) from the disposition of discontinued operations	9,556	(3,876)
Capital expenditures	(3,891)	(5,764)
Proceeds from sales of property and equipment	19	2,975
Other uses	(122)	(361)
Net cash provided/(used) by investing activities	5,562	(7,026)
Cash Flows from Financing Activities
Purchases of treasury stock	(16,263)	(24,199)
Repayment of long-term debt	(2,595)	(141)
Dividends paid	(1,449)	(1,555)
Decrease in cash overdrafts payable	(963)	(1,608)
Excess tax benefit on share-based compensation	825	611
Other sources	68	81
Net cash used by financing activities	(20,377)	(26,811)
Increase in Cash and Cash Equivalents	24,716	863
Cash and cash equivalents at beginning of year	4,988	29,274
Cash and cash equivalents at end of period	$29,704	$30,137

See accompanying notes to unaudited financial statements.

CHEMED CORPORATION AND SUBSIDIARY COMPANIES
Notes to Unaudited Financial Statements

1.      Basis of Presentation
As used herein, the terms "We," "Company" and "Chemed" refer to Chemed Corporation or Chemed Corporation and its consolidated subsidiaries.

We have prepared the accompanying unaudited consolidated financial statements of Chemed in accordance with Rule 10-01 of SEC Regulation S-X.  Consequently, we have omitted certain disclosures required under generally accepted accounting principles in the United States (“GAAP”) for complete financial statements.  The December 31, 2007 balance sheet data were derived from audited financial statements but does not include all disclosures required by GAAP.  However, in our opinion, the financial statements presented herein contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly our financial position, results of operations and cash flows.  These financial statements are prepared on the same basis as and should be read in conjunction with the Consolidated Financial Statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2007.  Certain 2007 amounts have been reclassified to conform with current period presentation on the balance sheet related to the presentation of Medicaid nursing home pass-through activity at our VITAS subsidiary.

2.      Revenue Recognition
Both the VITAS segment and Roto-Rooter segment recognize service revenues and sales when the earnings process has been completed.  Generally, this occurs when services are provided or products are delivered.  VITAS recognizes revenue at the estimated realizable amount due from third-party payers.  Medicare payments are subject to certain caps, as described below.

As of March 31, 2008, VITAS has approximately $10.6 million in unbilled revenue (December 31, 2007 - $9.5 million).  The unbilled revenue at VITAS relates to hospice programs currently undergoing focused medical reviews (FMR).  During FMR, surveyors working on behalf of the U.S. Federal government review certain patient files for compliance with Medicare regulations.  During the time the patient file is under review, we are unable to bill for care provided to those patients.  During the past year, the pace of FMR activity has increased industry-wide, resulting in our significant unbilled revenue balances.  We make appropriate provisions to reduce our accounts receivable balance for potential denials of patient service revenue due to FMR activity.

We actively monitor each of our hospice programs, by provider number, as to their specific admission, discharge rate and median length of stay data in an attempt to determine whether they are likely to exceed the annual per-beneficiary Medicare cap (“Medicare cap”).  Should we determine that revenues for a program are likely to exceed the Medicare cap based on projected trends, we attempt to institute corrective action to influence the patient mix or to increase patient admissions.  However, should we project our corrective action will not prevent that program from exceeding its Medicare cap, we estimate the amount of revenue recognized during the period that will require repayment to the Federal government under the Medicare cap and record the amount as a reduction to patient revenue.  The Medicare cap measurement period is from September 29 through September 28 of the following year for admissions and from November 1 through October 31 of the following year for revenue.  As of the date of this filing, for the 2007 and 2008 measurement period, we estimate that no programs have a required Medicare billing reduction.  Our current estimates for the projected full year 2007 and 2008 measurement period anticipate no programs with a Medicare cap billing limitation.  Therefore, no revenue reduction for Medicare cap has been recorded for the three-month period ended March 31, 2008.   During the three-month period ended March 31, 2007, we reversed approximately $472,000 related to estimated Medicare cap liabilities.  The reversal of previously recorded amounts was based on improving admissions trends as well as consolidation of certain VITAS programs.

3.      Segments
Service revenues and sales and aftertax earnings by business segment are as follows (in thousands):

		Three months ended
		March 31,
		2008	2007
Service Revenues and Sales
VITAS		$198,585	$184,049
Roto-Rooter		86,683	86,390
	Total	$285,268	$270,439

Aftertax Earnings
VITAS		$13,298	$14,987
Roto-Rooter		9,095	9,506
	Total	22,393	24,493
Corporate		(5,573)	(8,272)
	Net income	$16,820	$16,221

Beginning on January 1, 2008, the income statement impact of our deferred compensation plans covering Roto-Rooter employees has been classified as a Corporate activity.  Historically, the income statement impact has been recorded as a Roto-Rooter activity.  Due to the volatility in the capital markets, Roto-Rooter’s operational results were being distorted in our management reporting as a result of the activity of the deferred compensation plans.  Our Chief Operating Decision Maker, Kevin McNamara, determined that the income statement impact of Roto-Rooter’s deferred compensation plans is more appropriately classified as a Corporate activity.  Our internal management reporting documents have been changed to reflect this determination.  The comparable prior year period has been reclassified to conform to the current year presentation.

4.      Earnings per Share
Earnings per share are computed using the weighted average number of shares of capital stock outstanding.  Earnings and diluted earnings per share for 2008 and 2007 are computed as follows (in thousands, except per share data):

	Net Income
For the Three Months Ended March 31,	Income	Shares	Earnings per Share
2008
Earnings	$16,820	23,873	$0.70
Dilutive stock options	-	377
Nonvested stock awards	-	35
Diluted earnings	$16,820	24,285	$0.69
2007
Earnings	$16,221	25,716	$0.63
Dilutive stock options	-	386
Nonvested stock awards	-	60
Diluted earnings	$16,221	26,162	$0.62

For the period ended March 31, 2008, 832,567 stock options were excluded from the computation of diluted earnings per share as their exercise prices were greater than the average market price for most of the quarter.  No stock options were excluded for the comparable period in 2007.

Diluted earnings per share may be impacted in future periods as the result of the issuance of our $200 million Notes and related purchased call options and sold warrants.  Under EITF 04-8 ”The Effect of Contingently Convertible Instruments on Diluted Earnings per Share” and EITF 90-19, we will not include any shares related to the Notes in our calculation of diluted earnings per share until our average stock price for a quarter exceeds the conversion price of $80.73.  We would then include in our diluted earnings per share calculation those shares issuable using the treasury stock method.  The amount of shares issuable is based upon the amount by which the average stock price for the quarter exceeds the conversion price.  The purchased call option does not impact the calculation of diluted earnings per share as it is always anti-dilutive. The sold warrants become dilutive when our average stock price for a quarter exceeds the strike price of the warrant.

The following table provides examples of how changes in our stock price impact the number of shares that would be included in our diluted earnings per share calculation.  It also shows the impact on the number of shares issuable upon conversion of the Notes and settlement of the purchased call options and sold warrants:

	Shares		Total Treasury	Shares Due	Incremental
	Underlying 1.875%		Method	to the Company	Shares Issued by
Share	Convertible	Warrant	Incremental	under Notes	the Company
Price	Notes	Shares	Shares (a)	Hedges	upon Conversion (b)
$80.73	-	-	-	-	-
$90.73	273,061	-	273,061	(273,061)	-
$100.73	491,905	-	491,905	(491,905)	-
$110.73	671,222	118,359	789,581	(671,222)	118,359
$120.73	820,833	313,764	1,134,597	(820,833)	313,764
$130.73	947,556	479,274	1,426,830	(947,556)	479,274

(a) Represents the number of incremental shares that must be included in the calculation of fully diluted shares under U.S. GAAP.
(b) Represents the number of incremental shares to be issued by the Company upon conversion of the 1.875%
Convertible Notes, assuming concurrent settlement of the note hedges and warrants.

5.      Patient Care Notes Receivable
In December 2007, the parties amended the terms of the long-term notes receivable from Patient Care.  We agreed to waive the prepayment penalty provisions in the notes provided that Patient Care paid $5 million of principal on or before December 31, 2007, and the remaining outstanding principal on or before March 31, 2008.  All principal outstanding on the notes receivable was collected as of March 31, 2008.

6.      Long-Term Debt
We are in compliance with all debt covenants as of March 31, 2008.  We have issued $27.5 million in standby letters of credit as of March 31, 2008, mainly for insurance purposes.  Issued letters of credit reduce our available credit under the revolving credit agreement.  As of March 31, 2008, we have approximately $147.5 million of unused lines of credit available and eligible to be drawn down under our revolving credit facility, excluding the expansion feature.

7.      Other Operating Income
During the first quarter of 2007, we completed the sale of Roto-Rooter’s call center building in Florida.  The proceeds from the sale were approximately $3.0 million, which resulted in a pretax gain of $1.1 million. The gain was recorded in other income from operations in the accompanying consolidated statement of income.

8.      Other Income -- Net
Other income -- net comprises the following (in thousands):

	Three Months Ended March 31,
	2008	2007
Interest income	$337	$767
(Loss)/gain on trading investments of employee benefit trust	(1,522)	212
(Loss)/gain on disposal of property and equipment	(29)	(136)
Other - net	25	26
Total other income	$(1,189)	$869

9.      Other Current Liabilities
Other current liabilities as of March 31, 2008 and December 31, 2007 consist of the following (in thousands):

	2008	2007
Accrued legal settlements	$2,142	$2,393
Accrued divestiture expenses	841	845
Accrued Medicare cap estimate	500	500
Other	10,991	10,191

Total other current liabilities	$14,474	$13,929

10.    Stock-Based Compensation Awards
On February 13, 2008, the Compensation/Incentive Committee of the Board of Directors (“CIC”) approved a grant of 40,315 shares of restricted stock to certain key employees.  The restricted shares cliff vest four-years from the date of issuance.  The cumulative compensation expense related to the restricted stock award is $2.1 million and will be recognized ratably over the four-year vesting period.  We assumed no forfeitures in determining the cumulative compensation expense of the grant.

In February 2007, we met the cumulative earnings target specified in the Executive Long-Term Incentive Plan (LTIP) and on March 9, 2007 the CIC approved a stock grant of 100,000 shares and the related allocation to participants.  The pre-tax cost of the stock grant was $5.4 million and is included in selling, general and administrative expenses in the accompanying consolidated statement of income.  No such LTIP grants were made during the first quarter of 2008.

11.    Loans Receivable from Independent Contractors
The Roto-Rooter segment sublicenses with approximately sixty-one independent contractors to operate certain plumbing repair and drain cleaning businesses in lesser-populated areas of the United States and Canada.  As of March 31, 2008, we had notes receivable from our independent contractors totaling $1.5 million (December 31, 2007 -$1.6 million).  In most cases these loans are fully or partially secured by equipment owned by the contractor.  The interest rates on the loans range from zero to 8% per annum and the remaining terms of the loans range from two months to 5 years at March 31, 2008.  During the three-months ended March 31, 2008, we recorded revenues of $5.6 million (2007 - $5.4 million) and pretax profits of $2.7 million (2007 - $2.5 million) from our independent contractors.

We have adopted the provisions of Financial Accounting Standards Board ("FASB") Interpretation No. 46R "Consolidation of Variable Interest Entities--an interpretation of Accounting Research Bulletin No. 51 (revised)" ("FIN 46R") relative to our contractual relationships with the independent contractors.  FIN 46R requires the primary beneficiary of a Variable Interest Entity ("VIE") to consolidate the accounts of the VIE.  We have evaluated our relationships with our independent contractors based upon guidance provided in FIN 46R and have concluded that some of the contractors who have loans payable to us may be VIE’s.  We believe consolidation, if required, of the accounts of any VIE’s for which we might be the primary beneficiary would not materially impact our financial position, results of operations or cash flows.

12.    Pension and Retirement Plans
All of the Company’s plans that provide retirement and similar benefits are defined contribution plans.  Expenses for the Company’s pension and profit-sharing plans, excess benefit plans and other similar plans were $2.3 million and $3.6 million for the three months ended March 31, 2008 and 2007, respectively.

13.    Litigation
VITAS is party to a class action lawsuit filed in the Superior Court of California, Los Angeles County, in September 2006 by Bernadette Santos, Keith Knoche and Joyce White (“Santos”).  This case alleges failure to pay overtime and failure to provide meal and rest periods to a purported class of California admissions nurses, chaplains and sales representatives.  The case seeks payment of penalties, interest and Plaintiffs’ attorney fees.  VITAS contests these allegations.  The lawsuit is in its early stage and we are unable to estimate our potential liability, if any, with respect to these allegations.

In April 2007, our Roto-Rooter subsidiary was named in a class action lawsuit filed in San Mateo Superior Court by Stanley Ita (“Ita”) alleging class-wide wage and hour violations at one California branch.  This suit alleges failure to provide meal and break periods, credit for work time beginning from the first call to dispatch rather than arrival at first assignment and improper calculations of work time and overtime.  The case sought payment of penalties, interest and Plaintiffs’ attorney fees.  After the suit was filed, we offered a settlement to certain members of the class and paid approximately $200,000.  In January 2008, we agreed to a tentative settlement with the remaining members of the class for approximately $1.8 million.  The tentative settlement is subject to court approval.  The tentative settlement has been accrued in the accompanying financial statements as of and for the year ended December 31, 2007.

Regardless of outcome, defense of litigation adversely affects us through defense costs, diversion of our time and related publicity.  In the normal course of business, we are a party to various claims and legal proceedings.  We record a reserve for these matters when an adverse outcome is probable and the amount of the potential liability is reasonably estimable.

14.    OIG Investigation
In April 2005, the Office of Inspector General (“OIG”) for the Department of Health and Human Services served VITAS with civil subpoenas relating to VITAS’ alleged failure to appropriately bill Medicare and Medicaid for hospice services.  As part of this investigation, the OIG selected medical records for 320 past and current patients from VITAS’ three largest programs for review.  It also sought policies and procedures dating back to 1998 covering admissions, certifications, recertifications and discharges.  During the third quarter of 2005 and again in May 2006, the OIG requested additional information from us.  The Court dismissed a related qui tam complaint filed in U.S. District Court for the Southern District of Florida with prejudice in July 2007.  The plaintiffs are appealing this dismissal.  Pretax expenses related to complying with OIG requests were immaterial for the three months ended March 31, 2008 and 2007.

The government continues to investigate the complaint’s allegations.  We are unable to predict the outcome of this matter or the impact, if any, that the investigation may have on our business, results of operations, liquidity or capital resources.  Regardless of outcome, responding to the subpoenas and defending the litigation can adversely affect us through defense costs, diversion of our time and related publicity.

15.    Related Party Agreement
In October 2004, VITAS entered into a pharmacy services agreement ("Agreement") with Omnicare, Inc. ("OCR") whereby OCR provides specified pharmacy services for VITAS and its hospice patients in geographical areas served by both VITAS and OCR.  The Agreement has an initial term of three years that renews automatically for one-year terms.  Either party may cancel the Agreement at the end of any term by giving written notice at least 90 days prior to the end of said term.  In June 2004, VITAS entered into a pharmacy services agreement with excelleRx.  The agreement has a one-year term and automatically renews unless either party provides a 90-day written termination notice.  Subsequent to June 2004, OCR acquired excelleRx.  Under both agreements, VITAS made purchases of $8.3 million and $8.2 million for the three months ended March 31, 2008 and 2007, respectively and has accounts payable of $695,000 at March 31, 2008.

Mr. E. L. Hutton is non-executive Chairman of the Board and a director of the Company.  He was a director of OCR until his retirement in the first quarter of 2008 at which time he assumed the honorary post of Chairman Emeritus of OCR’s Board.  Mr. Joel F. Gemunder, President and Chief Executive Officer of OCR, Mr. Charles H. Erhart, Jr. and Ms. Sandra Laney are directors of both OCR and the Company. Mr. Kevin J. McNamara, President, Chief Executive Officer and a director of the Company, is a director emeritus of OCR.  Ms. Andrea Lindell, a nominee for election to our Board of Directors, is also a director of OCR.  We believe that the terms of these agreements are no less favorable to VITAS than we could negotiate with an unrelated party.

16.    Cash Overdrafts Payable
Included in accounts payable at March 31, 2008 is cash overdrafts payable of $9.7 million (December 31, 2007 - $9.5 million).

17.    Capital Stock Transactions
On April 26, 2007, our Board of Directors authorized a $150 million stock repurchase program.  For the three months ended March 31, 2008 we repurchased 300,000 shares at a weighted average cost of $49.19 per share.  For the three months ended March 31, 2007 we repurchased 626,079 shares at a weighted average cost of $46.76 per share.

18.    Fair Value Measurements
On January 1, 2008, we partially adopted the provisions of Statement No. 157, “Fair Value Measurements” (“SFAS 157”).  This statement defines a hierarchy which prioritizes the inputs in fair value measurements.  Level 1 measurements are measurements using quoted prices in active markets for identical assets or liabilities.  Level 2 measurements use significant other observable inputs.  Level 3 measurements are measurements using significant unobservable inputs which require a company to develop its own assumptions.  In recording the fair value of assets and liabilities, companies must use the most reliable measurement available.  There was no impact on our financial position or results of operations upon adoption of SFAS 157. We have elected to partially defer adoption of SFAS No. 157 related to our goodwill and indefinite-lived intangible assets in accordance with FASB Staff Position 157-2.

As of March 31, 2008, we hold $29.5 million of investments in mutual funds and company owned life insurance policies in a Rabbi Trust related to certain of our deferred compensation plans and $28.2 million in cash equivalents invested in overnight securities.  These investments are valued using quoted prices in active markets for identical investments (Level 1).

19.    Recent Accounting Statements
In December 2007, the FASB issued Statement No. 141(R) “Business Combinations (revised 2007)” (“SFAS 141(R)”), which changes certain aspects of the accounting for business combinations.  This Statement retains the fundamental requirements in Statement No. 141 that the purchase method of accounting be used for all business combinations and for an acquirer to be identified for each business combination.  SFAS 141(R) modifies existing accounting guidance in the areas of deal and restructuring costs, acquired contingencies, contingent consideration, in-process research and development, accounting for subsequent tax adjustments and assessing the valuation date.  This Statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply it before that date.  There will be no impact on our financial statements as a result of the adoption of SFAS 141(R); however our accounting for all business combinations after adoption will comply with the new standard.

In December 2007, the FASB issued Statement No. 160 “Non-controlling Interests in Consolidated Financial Statements – an amendment of ARB No. 51” (“SFAS 160”), which requires ownership interests in subsidiaries held by others to be clearly identified, labeled and presented in the consolidated balance sheet within equity but separate from the parent company’s equity.  SFAS 160 also affects the accounting requirements when the parent company either purchases a higher ownership interest or deconsolidates the equity investment.  This Statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply it before that date.  We currently do not have non-controlling interests in our consolidated financial statements.

20.    Guarantor Subsidiaries
Our 1.875% Notes are fully and unconditionally guaranteed on an unsecured, joint and severally liable basis by certain of our 100% owned subsidiaries.  The following unaudited, condensed, consolidating financial data presents the composition of the parent company (Chemed), the guarantor subsidiaries and the non-guarantor subsidiaries as of March 31, 2008 and December 31, 2007 for the balance sheet and the three months ended March 31, 2008 and 2007 for the income statement and the statement of cash flows (dollars in thousands):

Condensed Consolidating Balance Sheet

(As of March 31, 2008)		Guarantor	Non-Guarantor	Consolidating
	Parent	Subsidiaries	Subsidiaries	Adjustments	Consolidated
ASSETS
Cash and cash equivalents	$28,524	$(1,389)	$2,569	$-	$29,704
Accounts receivable, less allowances	1,133	85,425	446	-	87,004
Intercompany receivables	3,183	-	(3,849)	666	-
Inventories	-	6,736	703	-	7,439
Current deferred income taxes	142	14,675	179	-	14,996
Prepaid expenses and other current assets	681	8,234	120	-	9,035
Total current assets	33,663	113,681	168	666	148,178
Investments of deferred compensation plans held in trust	-	-	29,524	-	29,524
Properties and equipment, at cost, less accumulated depreciation	4,216	66,811	1,883	-	72,910
Identifiable intangible assets less accumulated amortization	-	64,167	1	-	64,168
Goodwill	-	433,946	4,710	-	438,656
Other assets	12,772	2,406	289	-	15,467
Investments in subsidiaries	516,665	11,573	-	(528,238)	-
Total assets	$567,316	$692,584	$36,575	$(527,572)	$768,903
LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable	$(1,666)	$47,752	$364	$-	$46,450
Intercompany payables	-	(3,239)	2,573	666	-
Current portion of long-term debt	10,000	166	-	-	10,166
Income taxes	(4,439)	12,800	1,739	-	10,100
Accrued insurance	359	37,241	-	-	37,600
Accrued salaries and wages	789	29,914	492	-	31,195
Other current liabilities	3,395	10,958	121	-	14,474
Deferred income taxes	(23,040)	38,935	(10,430)	-	5,465
Long-term debt	212,000	70	-	-	212,070
Deferred compensation liabilities	-	-	29,653	-	29,653
Other liabilities	3,728	1,793	19	-	5,540
Stockholders' equity	366,190	516,194	12,044	(528,238)	366,190
Total liabilities and stockholders' equity	$567,316	$692,584	$36,575	$(527,572)	$768,903

(as of December 31, 2007)		Guarantor	Non-Guarantor	Consolidating
	Parent	Subsidiaries	Subsidiaries	Adjustments	Consolidated
ASSETS
Cash and cash equivalents	$3,877	$(1,584)	$2,695	$-	$4,988
Accounts receivable, less allowances	706	99,900	564	-	101,170
Intercompany receivables	42,241	-	(3,925)	(38,316)	-
Inventories	-	6,116	480	-	6,596
Current deferred income taxes	130	13,964	118	-	14,212
Prepaid expenses and other current assets	884	9,521	91	-	10,496
Total current assets	47,838	127,917	23	(38,316)	137,462
Investments of deferred compensation plans held in trust	-	-	29,417	-	29,417
Note receivable	9,701	-	-	-	9,701
Properties and equipment, at cost, less accumulated depreciation	4,306	68,303	1,904	-	74,513
Identifiable intangible assets less accumulated amortization	-	65,176	1	-	65,177
Goodwill	-	433,946	4,743	-	438,689
Other assets	12,658	2,450	303	-	15,411
Investments in subsidiaries	500,952	11,005	-	(511,957)	-
Total assets	$575,455	$708,797	$36,391	$(550,273)	$770,370
LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable	$(1,236)	$47,035	$369	$-	$46,168
Intercompany payables	-	34,992	3,324	(38,316)	-
Current portion of long-term debt	10,000	162	-	-	10,162
Income taxes	1,137	3,034	50	-	4,221
Accrued insurance	255	36,082	-	-	36,337
Accrued salaries and wages	3,882	35,505	685	-	40,072
Other current liabilities	2,047	10,486	1,396	-	13,929
Deferred income taxes	(23,174)	39,247	(10,271)	-	5,802
Long-term debt	214,500	169	-	-	214,669
Deferred compensation liabilities	-	-	29,149	-	29,149
Other liabilities	3,695	1,797	20	-	5,512
Stockholders' equity	364,349	500,288	11,669	(511,957)	364,349
Total liabilities and stockholders' equity	$575,455	$708,797	$36,391	$(550,273)	$770,370

Condensed Consolidating Income Statement

(For the three months ended March 31, 2008)		Guarantor	Non-Guarantor	Consolidating
	Parent	Subsidiaries	Subsidiaries	Adjustments	Consolidated
Continuing Operations
Net sales and service revenues	$-	$278,862	$6,406	$-	$285,268
Cost of services provided and goods sold	-	202,704	3,108	-	205,812
Selling, general and administrative expenses	4,050	38,788	(111)	-	42,727
Depreciation	124	5,149	165	-	5,438
Amortization	441	1,009	-	-	1,450
Total costs and expenses	4,615	247,650	3,162	-	255,427
Income/ (loss) from operations	(4,615)	31,212	3,244	-	29,841
Interest expense	(1,463)	(133)	(1)	-	(1,597)
Other income - net	1,368	(1,056)	(1,501)	-	(1,189)
Income/ (loss) before income taxes	(4,710)	30,023	1,742	-	27,055
Income tax (provision)/ benefit	2,058	(10,979)	(1,314)	-	(10,235)
Equity in net income of subsidiaries	19,472	699	-	(20,171)	-
Net income	$16,820	$19,743	$428	$(20,171)	$16,820

(For the three months ended March 31, 2007)		Guarantor	Non-Guarantor	Consolidating
	Parent	Subsidiaries	Subsidiaries	Adjustments	Consolidated
Continuing Operations
Net sales and service revenues	$-	$264,295	$6,144	$-	$270,439
Cost of services provided and goods sold	-	185,105	3,142	-	188,247
Selling, general and administrative expenses	5,645	41,204	1,221	-	48,070
Depreciation	122	4,448	145	-	4,715
Amortization	305	1,010	-	-	1,315
Other	(1,138)	-	-	-	(1,138)
Total costs and expenses	4,934	231,767	4,508	-	241,209
Income/ (loss) from operations	(4,934)	32,528	1,636	-	29,230
Interest expense	(3,623)	(119)	-	-	(3,742)
Other income - net	5,106	(4,284)	47	-	869
Income/ (loss) before income taxes	(3,451)	28,125	1,683	-	26,357
Income tax (provision)/ benefit	1,351	(10,789)	(698)	-	(10,136)
Equity in net income of subsidiaries	18,321	985	-	(19,306)	-
Net income	$16,221	$18,321	$985	$(19,306)	$16,221

Condensed Consolidating Statement of Cash Flows

(For the three months ended March 31, 2008)		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Consolidated
Cash Flow from Operating Activities:
Net cash provided by operating activities	$(7,889)	$46,513	$907	$39,531
Cash Flow from Investing Activities:
Capital expenditures	(42)	(3,695)	(154)	(3,891)
Net proceeds from sale of discontinued operations	9,556	-	-	9,556
Proceeds from sale of property and equipment	10	7	2	19
Other sources and uses - net	(155)	33	-	(122)
Net cash provided/ (used) by investing activities	9,369	(3,655)	(152)	5,562
Cash Flow from Financing Activities:
Decrease in cash overdrafts payable	(332)	(631)	-	(963)
Change in intercompany accounts	42,838	(42,009)	(829)	-
Dividends paid to shareholders	(1,449)	-	-	(1,449)
Purchases of treasury stock	(16,263)	-	-	(16,263)
Proceeds from exercise of stock options	116	-	-	116
Realized excess tax benefit on share based compensation	825	-	-	825
Repayment of long-term debt	(2,500)	(95)	-	(2,595)
Other sources and uses - net	(68)	72	(52)	(48)
Net cash provided/ (used) by financing activities	23,167	(42,663)	(881)	(20,377)
Net increase/(decrease) in cash and cash equivalents	24,647	195	(126)	24,716
Cash and cash equivalents at beginning of year	3,877	(1,584)	2,695	4,988
Cash and cash equivalents at end of period	$28,524	$(1,389)	$2,569	$29,704

(For the three months ended March 31, 2007)		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Consolidated
Cash Flow from Operating Activities:
Net cash provided by operating activities	$(2,304)	$37,437	$(433)	$34,700
Cash Flow from Investing Activities:
Capital expenditures	(68)	(5,459)	(237)	(5,764)
Business combinations, net of cash acquired	-	(62)	-	(62)
Net payments from sale of discontinued operations	(137)	(3,739)	-	(3,876)
Proceeds from sale of property and equipment	2,962	10	3	2,975
Other sources and uses - net	(232)	(67)	-	(299)
Net cash provided/ (used) by investing activities	2,525	(9,317)	(234)	(7,026)
Cash Flow from Financing Activities:
Increase/(decrease) in cash overdrafts payable	394	(2,002)	-	(1,608)
Change in intercompany accounts	24,899	(26,206)	1,307	-
Dividends paid to shareholders	(1,555)	-	-	(1,555)
Purchases of treasury stock	(24,199)	-	-	(24,199)
Proceeds from exercise of stock options	130	-	-	130
Realized excess tax benefit on share based compensation	611	-	-	611
Repayment of long-term debt	-	(141)	-	(141)
Other sources and uses - net	8	-	(57)	(49)
Net cash provided/ (used) by financing activities	288	(28,349)	1,250	(26,811)
Net increase/(decrease) in cash and cash equivalents	509	(229)	583	863
Cash and cash equivalents at beginning of year	25,258	(1,314)	5,330	29,274
Cash and cash equivalents at end of period	$25,767	$(1,543)	$5,913	$30,137

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Summary
We operate through our two wholly owned subsidiaries, VITAS Healthcare Corporation and Roto-Rooter Group, Inc.  VITAS focuses on hospice care that helps make terminally ill patients’ final days as comfortable as possible.  Through its team of doctors, nurses, home health aides, social workers, clergy and volunteers, VITAS provides direct medical services to patients, as well as spiritual and emotional counseling to both patients and their families.  Roto-Rooter’s services are focused on providing plumbing and drain cleaning services to both residential and commercial customers.  Through its network of company-owned branches, independent contractors and franchisees, Roto-Rooter offers plumbing and drain cleaning service to over 90% of the U.S. population.

The following is a summary of the key operating results for the three months ended March 31, 2008 and 2007 (in thousands except per share amounts):

	Three Months Ended March 31,
	2008	2007
Consolidated service revenues and sales	$285,268	$270,439

Consolidated net income	$16,820	$16,221

Diluted EPS	$0.69	$0.62

The increase in consolidated service revenues and sales was driven by an 8% increase at VITAS while Roto-Rooter was essentially flat.  The increase at VITAS was primarily the result of a 3.4% increase in average daily census (ADC) from the first quarter of 2007, the October 1, 2007 Medicare reimbursement rate increase of approximately 3% and a slight mix shift to higher acuity days of care.  Roto-Rooter was driven by a 7% decrease in job count offset with an approximate 7.8% price and mix shift increase.  Consolidated net income increased at a slower rate than the increase in revenues due mainly to increased admissions and direct labor costs reducing overall gross margins at VITAS.  Diluted EPS increased as the result of increased earnings and a reduction of diluted share count due to our stock repurchase program.

Financial Condition
Liquidity and Capital Resources
Significant changes in the balance sheet accounts from December 31, 2007 to March 31, 2008 include the following:

•
The main cause of the $14.2 million decrease in accounts receivable relates to the timing of payments received from the US Government for VITAS.  Offsetting the decrease due to timing of Medicare payments, our uncollected receivables and unbilled revenue from focused medical review (FMR) activity at VITAS increased approximately $3 million since year end.  Roto-Rooter receivables are virtually unchanged reflecting the flat revenues from the fourth quarter of 2007.

•	The notes receivable due from Patient Care were collected in full during the first quarter of 2008.
•	The increase in treasury stock relates to the repurchase 300,000 shares made under the 2007 Share Repurchase Program.

 Net cash provided by continuing operations increased $4.8 million due primarily to the decrease in accounts receivable discussed above.

We have issued $27.5 million in standby letters of credit as of March 31, 2008, mainly for insurance purposes.  Issued letters of credit reduce our available credit under the revolving credit agreement.  As of March 31, 2008, we have approximately $147.5 million of unused lines of credit available and eligible to be drawn down under our revolving credit facility, excluding the expansion feature. Management believes its liquidity and sources of capital are satisfactory for the Company’s needs in the foreseeable future.

Commitments and Contingencies
Collectively, the terms of our credit agreements require us to meet various financial covenants, to be tested quarterly.  In connection therewith, we are in compliance with all financial and other debt covenants as of March 31, 2008 and anticipate remaining in compliance throughout 2008.

VITAS is party to a class action lawsuit filed in the Superior Court of California, Los Angeles County, in September 2006 by Bernadette Santos, Keith Knoche and Joyce White (“Santos”).  This case alleges failure to pay overtime and failure to provide meal and rest periods to a purported class of California admissions nurses, chaplains and sales representatives.  The case seeks payment of penalties, interest and Plaintiffs’ attorney fees.  VITAS contests these allegations.  The lawsuit is in its early stage and we are unable to estimate our potential liability, if any, with respect to these allegations.

In April 2007, our Roto-Rooter subsidiary was named in a class action lawsuit filed in San Mateo Superior Court by Stanley Ita (“Ita”) alleging class-wide wage and hour violations at one California branch.  This suit alleges failure to provide meal and break periods, credit for work time beginning from the first call to dispatch rather than arrival at first assignment and improper calculations of work time and overtime.  The case sought payment of penalties, interest and Plaintiffs’ attorney fees.  After the suit was filed, we offered a settlement to certain members of the class and paid approximately $200,000.  In January 2008, we agreed to a tentative settlement with the remaining members of the class for approximately $1.8 million.  The tentative settlement is subject to court approval.  The tentative settlement has been accrued in the accompanying financial statements as of and for the year ended December 31, 2007.

In April 2005, the Office of Inspector General (“OIG”) for the Department of Health and Human Services served VITAS with civil subpoenas relating to VITAS’ alleged failure to appropriately bill Medicare and Medicaid for hospice services.  As part of this investigation, the OIG selected medical records for 320 past and current patients from VITAS’ three largest programs for review.  It also sought policies and procedures dating back to 1998 covering admissions, certifications, recertifications and discharges.  During the third quarter of 2005 and again in May 2006, the OIG requested additional information from us.  The Court dismissed a related qui tam complaint filed in U.S. District Court for the Southern District of Florida with prejudice in July 2007.  The plaintiffs are appealing this dismissal.  Pretax expenses related to complying with OIG requests were immaterial for the three months ended March 31, 2008 and 2007.

The government continues to investigate the complaint’s allegations.  We are unable to predict the outcome of this matter or the impact, if any, that the investigation may have on our business, results of operations, liquidity or capital resources.  Regardless of outcome, responding to the subpoenas and defending the litigation can adversely affect us through defense costs, diversion of our time and related publicity.

Results of Operations
First Quarter 2008 versus First Quarter 2007 - Consolidated Results
Our service revenues and sales for the first quarter of 2008 increased 5.5% versus revenues for the first quarter of 2007.  Of this increase, $14.5 million was attributable to VITAS and $293,000 was attributable to Roto-Rooter.  The following chart shows the components of those changes (dollar amounts in thousands):

	Increase/(Decrease)
	Amount	Percent
VITAS
Routine homecare	$10,069	7.7%
Continuous care	2,430	8.5%
General inpatient	2,509	10.7%
Medicare cap	(472)	100.0%
Roto-Rooter
Plumbing	370	1.1%
Drain cleaning	(20)	-0.1%
Other	(57)	-0.5%

Total	$14,829	5.5%

The increase in VITAS’ revenues for the first quarter of 2008 versus the first quarter of 2007 is attributable to an increase in ADC of 3.3% for routine homecare, 2.5% for continuous care and 6.3% for general inpatient. ADC is a key measure we use to monitor volume growth in our hospice business.  Changes in total program admissions and average length of stay for our patients are the main drivers of changes in ADC. The remainder of the revenue increase is due primarily to the annual increase in Medicare reimbursement rates in the fourth quarter of 2007, as well as geographic mix shifts within patient care categories.  In excess of 90% of VITAS’ revenues for the period were from Medicare and Medicaid.

The increase in the plumbing revenues for the first quarter of 2008 versus 2007 comprises a 5% decrease in the number of jobs performed and a 6% increase in the average price per job.  Drain cleaning revenues for the first quarter of 2008 versus 2007 comprised an 8% decline in the number of jobs offset by an 8% increase in the average price per job.  The decrease in other revenues is attributable primarily to lower sales of drain cleaning products offset by increased revenue from the independent contractor operations.

The consolidated gross margin was 27.9% in the first quarter of 2008 as compared with 30.4% in the first quarter of 2007.  On a segment basis, VITAS’ gross margin was 20.0% in the first quarter of 2008 and 22.8% in the first quarter of 2007.  This margin decline is a combination of increased expenses related to admissions and increased costs for direct patient care labor.  As part of its growth strategy, VITAS has expanded its investment in the admissions process. At the end of the first quarter of 2008, VITAS increased staffing of sales representatives, admissions coordinators and admissions nurses by 18%. This resulted in an additional $2.1 million of admission expense in the quarter and equates to 106 basis points of the decline in gross margin in the quarter.  The remaining margin decline is due to an increase in direct patient care labor. This additional labor is a combination of salary rate increases for existing employees as well as excess staffing relative to current patient census and individual plans of care. In the first quarter of 2008, total field salary increases averaged 4.2% over the prior-year period which is largely commensurate with local market salary requirements. This is above the 3.0% inflation per diem increase VITAS received from CMS in October 2007. Over the past several years the CMS calculated inflation factor has been below the actual inflation on direct patient care costs, primarily wages. Historically, VITAS has been able to offset this inflation adjustment shortfall through scale in management systems and infrastructure.  Management anticipates VITAS margins returning to more historical levels in the second half of 2008.

The Roto-Rooter segment’s gross margin was 45.8% in the first quarter of 2008 and 46.6% in the first quarter of 2007.  The slight decline in gross margin is attributable to a $0.4 million aftertax charge for a settlement of litigation relating to a 2003 fire that, for unique technical reasons, was not covered by Roto-Rooter’s secondary insurance carrier.

Selling, general and administrative expenses (“SG&A”) for the first quarter of 2008 were $42.8 million, a decrease of $5.3 million (11%) versus the first quarter of 2007.  The decrease is largely due to 2007 stock-based compensation expense of $5.4 million related to the LTIP.  There was no such LTIP expense in the first quarter of 2008.

Interest expense, substantially all of which is incurred at Corporate, declined from $3.7 million in the first quarter of 2007 to $1.6 million in the first quarter of 2008 due primarily to the debt refinancing transactions completed in the second quarter of 2007.  Other (expenses)/income-net decreased from income of $869,000 in the first quarter of 2007 to expenses of $1.2 million in the first quarter of 2008 related to realized and unrealized losses in the investments of deferred compensation plans held in trust.

Our effective income tax rate decreased from 38.5% in the first quarter of 2007 to 37.8% in the first quarter of 2008 as the result of R&D credits available on certain of our information systems technology developed by VITAS.

Net income for both periods included the following aftertax special items/adjustments that increased/ (reduced) aftertax earnings (in thousands):

	Three Months Ended March 31,
	2008	2007
Stock-option expense	$(884)	$(371)
Unreserved prior year insurance claim	(358)	-
Gain on sale of Florida Call Center	-	724
R&D income tax credit related to prior years	322	-
Long-term incentive compensation award	-	(3,414)
Legal expenses of OIG Investigation	9	(41)
Other	-	296
	$(911)	$(2,806)

First quarter 2008 versus First quarter 2007 - Segment Results
The change in aftertax earnings for the first quarter of 2008 versus the first quarter of 2007 is due to (in thousands):

	Net Income
	Increase/(Decrease)
	Amount	Percent
VITAS	$(1,689)	-11.3%
Roto-Rooter	(411)	-4.3%
Corporate	2,699	32.6%

	$599	3.7%

The following chart updates historical unaudited financial and operating data of VITAS (dollars in thousands, except dollars per patient day):

OPERATING STATISTICS FOR VITAS SEGMENT
FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007
(unaudited)

	2008	2007
OPERATING STATISTICS
Net revenue
Homecare	$141,617	$131,548
Inpatient	25,971	23,462
Continuous care	30,997	28,567
Total before Medicare cap allowance	198,585	183,577
Medicare cap allowance	-	472
Total	$198,585	$184,049
Net revenue as a percent of total
Homecare	71.3%	71.6%
Inpatient	13.1	12.8
Continuous care	15.6	15.6
Total before Medicare cap allowance	100.0	100.0
Medicare cap allowance	-	0.3
Total	100.0%	100.3%
Average daily census ("ADC") (days)
Homecare	7,154	6,786
Nursing home	3,548	3,574
Routine homecare	10,702	10,360
Inpatient	453	426
Continuous care	536	523
Total	11,691	11,309

Total admissions	15,212	14,110
Total discharges	14,992	14,051
Average length of stay (days)	71.5	76.9
Median length of stay (days	13.0	13.0
ADC by major diagnosis
Neurological	32.5%	33.3%
Cancer	20.0	19.7
Cardio	13.0	14.6
Respiratory	6.9	7.0
Other	27.6	25.4
Total	100.0%	100.0%
Admissions by major diagnosis
Neurological	19.0%	18.9%
Cancer	33.4	33.6
Cardio	11.9	13.3
Respiratory	8.5	7.8
Other	27.2	26.4
Total	100.0%	100.0%
Direct patient care margins
Routine homecare	49.5%	50.8%
Inpatient	19.3	20.1
Continuous care	16.5	20.0
Homecare margin drivers (dollars per patient day)
Labor costs	$52.26	$49.12
Drug costs	7.49	8.18
Home medical equipment	6.17	5.75
Medical supplies	2.57	2.17
Inpatient margin drivers (dollars per patient day)
Labor costs	$266.18	$252.42
Continuous care margin drivers (dollars per patient day)
Labor costs	$509.62	$464.54
Bad debt expense as a percent of revenues	0.9%	0.9%
Accounts receivable -- days of revenue outstanding	45.5	38.1

VITAS has 5 large (greater than 450 ADC), 17 medium (greater than 200 but less than 450 ADC) and 21 small (less than 200 ADC) hospice programs. There is one program continuing at March 31, 2008 with Medicare cap cushion of less than 10% for the 2008 measurement period.

Direct patient care margins exclude indirect patient care and administrative costs, as well as Medicare Cap billing limitation.

Recent Accounting Statements
In December 2007, the FASB issued Statement No. 141(R) “Business Combinations (revised 2007)” (“SFAS 141(R)”), which changes certain aspects of the accounting for business combinations.  This Statement retains the fundamental requirements in Statement No. 141 that the purchase method of accounting be used for all business combinations and for an acquirer to be identified for each business combination.  SFAS 141(R) modifies existing accounting guidance in the areas of deal and restructuring costs, acquired contingencies, contingent consideration, in-process research and development, accounting for subsequent tax adjustments and assessing the valuation date.  This Statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply it before that date.  There will be no impact on our financial statements as a result of the adoption of SFAS 141(R); however our accounting for all business combinations after adoption will comply with the new standard.

In December 2007, the FASB issued Statement No. 160 “Non-controlling Interests in Consolidated Financial Statements – an amendment of ARB No. 51” (“SFAS 160”), which requires ownership interests in subsidiaries held by others to be clearly identified, labeled and presented in the consolidated balance sheet within equity but separate from the parent company’s equity.  SFAS 160 also affects the accounting requirements when the parent company either purchases a higher ownership interest or deconsolidates the equity investment.  This Statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply it before that date.  We currently do not have non-controlling interests in our consolidated financial statements.

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

Item 3.    Quantitative and Qualitative Disclosures about Market Risk
Our primary market risk exposure relates to interest rate risk exposure through variable interest rate borrowings.  At March 31, 2008, we had $22.2 million of variable rate debt outstanding.  A 1% change in the interest rate on our variable interest rate borrowings would have a $222,000 full-year impact on our interest expense.  At March 31, 2008, the fair value of our Senior Convertible Notes approximates $165.5 million.

Item 4.    Controls and Procedures
We carried out an evaluation, under the supervision of our President and Chief Executive Officer and with the participation of the Executive Vice President and Chief Financial Officer and the Vice President and Controller, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report.  Based on that evaluation, the President and Chief Executive Officer, Executive Vice President and Chief Financial Officer and Vice President and Controller have concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.  There has been no change in our internal control over financial reporting that occurred during the quarter covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

Item 2(c).  Purchases of Equity Securities by the Issuer and Affiliated Purchasers
The following table shows the repurchase activity related to our share repurchase programs for the three months ended March 31, 2008:

	Total	Weighted Average	Cumulative Shares	Dollar Amount
	Number of Shares	Price Paid Per	Repurchased Under	Remaining Under
	Repurchased	Share	the Program	The Program

April 2007 Program
January 1 through January 31, 2008	-	$-	1,293,250	$65,004,906

February 1 through February 29, 2008	300,000	$49.19	1,593,250	$50,247,480

March 1 through March 31, 2008	-	$-	1,593,250	$50,247,480

First Quarter Total - April 2007 Program	300,000	$49.19

On April 26, 2007, our Board of Directors authorized a $150 million share repurchase plan with no expiration date.

Item 6.    Exhibits

Exhibit No.	Description

31.1	Certification by Kevin J. McNamara pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act of 1934.

31.2	Certification by David P. Williams pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act of 1934.

31.3	Certification by Arthur V. Tucker, Jr. pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act of 1934.

32.1	Certification by Kevin J. McNamara pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by David P. Williams pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.3	Certification by Arthur V. Tucker, Jr. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Chemed Corporation
(Registrant)

Dated:	April 30, 2008	By:	Kevin J. McNamara
Kevin J. McNamara
(President and Chief Executive Officer)

Dated:	April 30, 2008	By:	David P. Williams
David P. Williams
(Executive Vice President and Chief Financial Officer)

Dated:	April 30, 2008	By:	Arthur V. Tucker, Jr.
Arthur V. Tucker, Jr.
(Vice President and Controller)