Form 10-Q
period 2008-06-30
CHEMED CORP
filed 2008-07-30
CIK 19584

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

(Mark One)
              Quarterly  Report Under  Section 13 or 15 (d) of the  Securities
        X     Exchange Act of 1934 For the Quarterly Period Ended June 30, 2008
    ---------

              Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
    ---------

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

  Large accelerated filer  X   Accelerated filer      Non-accelerated filer
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

             Class                         Amount                     Date

  Capital Stock $1 Par Value         22,906,177 Shares            June 30, 2008


================================================================================

                             CHEMED CORPORATION AND
                              SUBSIDIARY COMPANIES



                                      Index

                                                                                            Page No.
PART I.    FINANCIAL INFORMATION:                                                           --------
        Item 1.    Financial Statements
                    Unaudited Consolidated Balance Sheet -
                        June 30, 2008 and December 31, 2007                                     3

                    Unaudited Consolidated Statement of Income -
                        Three and six months ended June 30, 2008 and 2007                       4

                    Unaudited Consolidated Statement of Cash Flows -
                        Six months ended June 30, 2008 and 2007                                 5

                    Notes to Unaudited Financial Statements                                     6

        Item 2.    Management's Discussion and Analysis of Financial Condition and Results
                        of Operations                                                          16


        Item 3.    Quantitative and Qualitative Disclosures about Market Risk                  23

        Item 4.    Controls and Procedures                                                     23

PART II.   OTHER INFORMATION
        Item 2(c). Purchases of Equity Securities by Issuer and Affiliated Purchasers          23

        Item 4.    Submission of Matters to a Vote of Security Holders                         23

        Item 6.    Exhibits                                                                    24

                          PART I. FINANCIAL INFORMATION
                          Item 1. Financial Statements
                   CHEMED CORPORATION AND SUBSIDIARY COMPANIES
                      UNAUDITED CONSOLIDATED BALANCE SHEET
                 (in thousands except share and per share data)


                                                               June 30,     December 31,
                                                                 2008           2007
                                                            --------------  -------------
 ASSETS
    Current assets
       Cash and cash equivalents                             $       1,525   $      4,988
       Accounts receivable less
        allowances of   $9,638 (2007 -    $9,746)                  101,403        101,170
       Inventories                                                   7,588          6,596
       Current deferred income taxes                                14,855         14,212
       Prepaid income taxes                                          2,370              -
       Prepaid expenses and other current assets                     9,323         10,496
                                                            --------------  -------------
           Total current assets                                    137,064        137,462
    Investments of deferred compensation plans held in trust        30,630         29,417
    Notes receivable                                                     -          9,701
    Properties and equipment, at cost, less accumulated
       depreciation of   $95,562  (2007 -    $88,639)               72,276         74,513
    Identifiable intangible assets less accumulated
       amortization of   $19,262  (2007 -    $17,245)               63,160         65,177
    Goodwill                                                       439,216        438,689
    Other assets                                                    15,870         15,411
                                                            --------------  -------------
                Total Assets                                 $     758,216   $    770,370
                                                            ==============  =============

 LIABILITIES
    Current
     liabilities
       Accounts payable                                      $      50,760   $     46,168
       Current portion of long-term debt                            10,166         10,162
       Income taxes                                                    863          4,221
       Accrued insurance                                            34,501         36,337
       Accrued compensation                                         34,492         40,072
       Other current liabilities                                    13,230         13,929
                                                            --------------  -------------
           Total current liabilities                               144,012        150,889
    Deferred income taxes                                            4,762          5,802
    Long-term debt                                                 217,870        214,669
    Deferred compensation liabilities                               30,752         29,149
    Other liabilities                                                5,819          5,512
                                                            --------------  -------------
                Total Liabilities                                  403,215        406,021
                                                            --------------  -------------

 STOCKHOLDERS' EQUITY
    Capital stock - authorized 80,000,000 shares $1 par;
     issued 29,389,606 shares (2007 - 29,260,791 shares)            29,390         29,261
    Paid-in capital                                                273,812        267,312
    Retained earnings                                              309,506        278,336
    Treasury stock - 6,483,429 shares (2007 - 5,299,056
     shares), at cost                                             (260,122)      (213,041)
    Deferred compensation payable in Company stock                   2,415          2,481
                                                              ------------  -------------
                Total Stockholders' Equity                         355,001        364,349
                                                            --------------  -------------
                Total Liabilities and Stockholders' Equity   $     758,216   $    770,370
                                                            ==============  =============


            See accompanying notes to unaudited financial statements.

                   CHEMED CORPORATION AND SUBSIDIARY COMPANIES
                   UNAUDITED CONSOLIDATED STATEMENT OF INCOME
                      (in thousands, except per share data)



                                                 Three Months Ended June 30,     Six Months Ended June 30,
                                               ------------------------------  -----------------------------
                                                      2008           2007           2008            2007
                                               --------------- --------------  ------------- ---------------
 Service revenues and sales                      $     283,156   $    271,387   $    568,424  $      541,826
                                               --------------- --------------  ------------- ---------------
 Cost of services provided and goods sold
    (excluding depreciation)                           201,139        188,716        406,951         376,963
 Selling, general and administrative expenses           46,321         46,090         89,048          94,160
 Depreciation                                            5,370          4,962         10,808           9,677
 Amortization                                            1,489          1,294          2,939           2,609
 Other operating expense/(income)                            -              -              -          (1,138)
                                               --------------- --------------  ------------- ---------------
    Total costs and expenses                           254,319        241,062        509,746         482,271
                                               --------------- --------------  ------------- ---------------
    Income from operations                              28,837         30,325         58,678          59,555
 Interest expense                                       (1,422)        (3,400)        (3,019)         (7,142)
 Loss on extinguishment of debt                              -        (13,715)             -         (13,715)
 Other income--net                                         886          2,188          (303)           3,057
                                               --------------- --------------  ------------- ---------------
    Income before income taxes                          28,301         15,398         55,356          41,755
 Income taxes                                          (11,051)        (5,965)       (21,286)        (16,101)
                                               --------------- --------------  ------------- ---------------
 Net income                                      $      17,250   $      9,433   $     34,070  $       25,654
                                               =============== ==============  ============= ===============

 Earnings Per Share
    Net income                                   $        0.73   $       0.38   $       1.44  $         1.02
                                               =============== ==============  ============= ===============
    Average number of shares outstanding                23,486         24,506         23,681          25,108
                                               =============== ==============  ============= ===============

 Diluted Earnings Per Share
    Net income                                   $        0.73   $       0.38   $       1.42  $         1.00
                                               =============== ==============  ============= ===============
    Average number of shares outstanding                23,759         25,080         24,026          25,684
                                               =============== ==============  ============= ===============

 Cash Dividends Per Share                        $        0.06   $       0.06   $       0.12  $         0.12
                                               =============== ==============  ============= ===============



            See accompanying notes to unaudited financial statements.

                   CHEMED CORPORATION AND SUBSIDIARY COMPANIES
                 UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (in thousands)

                                                                       Six Months Ended
                                                                           June 30,
                                                               --------------------------------
                                                                       2008           2007
                                                               -----------------  -------------
 Cash Flows from Operating Activities
   Net income                                                       $     34,070    $    25,654
   Adjustments to reconcile net income to net cash provided
     by operating activities:
       Depreciation and amortization                                      13,747         12,286
       Provision for uncollectible accounts receivable                     4,351          4,009
       Stock option expense                                                2,982          1,482
       Provision for deferred income taxes                                (1,694)           376
       Amortization of debt issuance costs                                   507            751
       Write off unamortized debt issuance costs                               -          7,153
       Noncash long-term incentive compensation                                -          6,154
       Changes in operating assets and liabilities, excluding
         amounts acquired in business combinations
           Increase in accounts receivable                                (4,652)       (11,352)
           Increase in inventories                                          (953)          (174)
           Decrease in prepaid expenses and
               other current assets                                        1,179          1,377
           Decrease in accounts payable and other current liabilities     (2,248)       (14,794)
           Increase/(decrease) in income taxes                            (4,903)            69
           Increase in other assets                                       (1,906)        (3,932)
           Increase in other liabilities                                   1,910          4,540
       Excess tax benefit on share-based compensation                       (825)        (2,370)
       Other sources/(uses)                                                  206         (1,005)
                                                               -----------------  -------------
         Net cash provided by operating activities                        41,771         30,224
                                                               -----------------  -------------
 Cash Flows from Investing Activities
   Net proceeds/(uses) from discontinued operations                        9,439         (5,905)
   Capital expenditures                                                   (8,715)       (13,908)
   Business combinations, net of cash acquired                              (577)           (62)
   Proceeds from sales of property and equipment                              71          3,003
   Other uses                                                               (306)          (564)
                                                               -----------------  -------------
         Net cash used by investing activities                               (88)       (17,436)
                                                               -----------------  -------------
 Cash Flows from Financing Activities
   Purchases of treasury stock                                           (45,791)      (130,748)
   Net increase in revolving line of credit                                8,300         13,300
   Repayment of long-term debt                                            (5,095)      (185,643)
   Dividends paid                                                         (2,900)        (2,997)
   Increase/(decrease) in cash overdrafts payable                           (655)           166
   Excess tax benefit on share-based compensation                            825          2,370
   Issuance of capital stock                                                 116          2,069
   Proceeds from issuance of long-term debt                                    -        300,000
   Purchase of note hedges                                                     -        (54,939)
   Proceeds from issuance of warrants                                          -         27,614
   Debt issuance costs                                                         -         (6,395)
   Other sources                                                              54            610
                                                               -----------------  -------------
         Net cash used by financing activities                           (45,146)       (34,593)
                                                               -----------------  -------------
 Decrease in Cash and Cash Equivalents                                    (3,463)       (21,805)
 Cash and cash equivalents at beginning of year                            4,988         29,274
                                                               -----------------  -------------
 Cash and cash equivalents at end of period                         $      1,525    $     7,469
                                                               =================  =============


            See accompanying notes to unaudited financial statements.

                   CHEMED CORPORATION AND SUBSIDIARY COMPANIES
                     Notes to Unaudited Financial Statements

1.  Basis of Presentation
          As used herein, the terms "We," "Company" and "Chemed" refer to Chemed Corporation or Chemed Corporation and its consolidated subsidiaries.

         We have prepared the accompanying unaudited consolidated financial statements of Chemed in accordance with Rule 10-01 of SEC Regulation S-X. Consequently, we have omitted certain disclosures required under generally accepted accounting principles in the United States ("GAAP") for complete financial statements. The December 31, 2007 balance sheet data were derived from audited financial statements but do not include all disclosures required by GAAP. However, in our opinion, the financial statements presented herein contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly our financial position, results of operations and cash flows. These financial statements are prepared on the same basis as and should be read in conjunction with the Consolidated Financial Statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2007. Certain 2007 amounts have been reclassified to conform with current period presentation on the balance sheet related to the presentation of Medicaid nursing home pass-through activity at our VITAS subsidiary.

2.   Revenue Recognition
         Both the VITAS segment and Roto-Rooter segment recognize service revenues and sales when the earnings process has been completed. Generally, this occurs when services are provided or products are delivered. VITAS recognizes revenue at the estimated realizable amount due from third-party payers. Medicare payments are subject to certain caps, as described below.

         As of June 30, 2008, VITAS has approximately $12.2 million in unbilled revenue included in accounts receivable (December 31, 2007 - $9.5 million). The unbilled revenue at VITAS relates to hospice programs currently undergoing focused medical reviews (FMR). During FMR, surveyors working on behalf of the U.S. Federal government review certain patient files for compliance with Medicare regulations. During the time the patient file is under review, we are unable to bill for care provided to those patients. During the past year, the pace of FMR activity has increased industry-wide, resulting in our significant unbilled revenue balances. We make appropriate provisions to reduce our accounts receivable balance for potential denials of patient service revenue due to FMR activity.

         We actively monitor each of our hospice programs, by provider number, as to their specific admission, discharge rate and median length of stay data in an attempt to determine whether they are likely to exceed the annual per-beneficiary Medicare cap ("Medicare cap"). Should we determine that revenues for a program are likely to exceed the Medicare cap based on projected trends, we attempt to institute corrective action to influence the patient mix or to increase patient admissions. However, should we project our corrective action will not prevent that program from exceeding its Medicare cap, we estimate the amount of revenue recognized during the period that will require repayment to the Federal government under the Medicare cap and record the amount as a reduction to patient revenue. The Medicare cap measurement period is from September 29 through September 28 of the following year for admissions and from November 1 through October 31 of the following year for revenue. As of the date of this filing, for the 2007 and 2008 measurement periods, we estimate that no programs have a required Medicare billing reduction. Our current estimates for the projected full year 2007 and 2008 measurement periods anticipate no programs with a Medicare cap billing limitation. Therefore, no revenue reduction for Medicare cap has been recorded for the three or six-month periods ended June 30, 2008.

3.   Segments
         Service revenues and sales and after-tax earnings by business segment are as follows (in thousands):

                                                  Three months ended                  Six months ended
                                                        June 30,                           June 30,
                                            --------------------------------    ------------------------------
                                                2008              2007              2008             2007
                                            --------------    --------------    --------------   -------------

         Service Revenues and Sales
         --------------------------
         VITAS                                  $ 199,048         $ 185,701         $397,633         $369,750
         Roto-Rooter                               84,108            85,686          170,791          172,076
                                            --------------    --------------    -------------    -------------
                           Total                $ 283,156         $ 271,387         $568,424         $541,826
                                            ==============    ==============    =============    =============

         After-tax Earnings
         ------------------
         VITAS                                  $  14,321         $  14,154         $ 27,619         $ 29,141
         Roto-Rooter                                8,393            10,491           17,488           19,997
                                            --------------    --------------    -------------    -------------
                           Total                   22,714            24,645           45,107           49,138
         Corporate                                 (5,464)          (15,212)         (11,037)         (23,484)
                                            --------------    --------------    -------------    -------------
                           Net income           $  17,250          $  9,433         $ 34,070         $ 25,654
                                            ==============    ==============    =============    =============

         Beginning on January 1, 2008, the income statement impact of our deferred compensation plans covering Roto-Rooter employees has been classified as a Corporate activity. Historically, the income statement impact has been recorded as a Roto-Rooter activity. Due to the volatility in the capital markets, Roto-Rooter's operational results were being distorted in our management reporting as a result of the activity of the deferred compensation plans. Our Chief Operating Decision Maker, Kevin McNamara, determined that the income statement impact of Roto-Rooter's deferred compensation plans is more appropriately classified as a Corporate activity. Our internal management reporting documents have been changed to reflect this determination. The comparable prior-year period has been reclassified to conform to the current-year presentation.

4.   Earnings per Share
         Earnings per share are computed using the weighted average number of shares of capital stock outstanding. Earnings and diluted earnings per share for 2008 and 2007 are computed as follows (in thousands, except per share data):

            For the Three Months Ended                Net                             Earnings
                       June 30,                      Income           Shares         per Share
         -------------------------------------    -------------    -------------    ------------
         2008
              Earnings                                $ 17,250         23,486        $    0.73
                                                                                    ============
              Dilutive stock options                         -            247
              Nonvested stock awards                         -             26
                                                  -------------    -------------
                   Diluted earnings                $    17,250         23,759        $    0.73
                                                  =============    =============    ============
         2007
              Earnings                                $  9,433           24,506      $    0.38
                                                                                    ============
              Dilutive stock options                         -              481
              Nonvested stock awards                         -               93
                                                  -------------    -------------
                   Diluted earnings                $     9,433           25,080      $    0.38
                                                  =============    =============    ============

            For the Six Months Ended                  Net                            Earnings
                       June 30,                      Income           Shares         per Share
         -------------------------------------    -------------    -------------    ------------
         2008
              Earnings                             $ 34,070            23,681        $   1.44
                                                                                    ============
              Dilutive stock options                      -               315
              Nonvested stock awards                      -                30
                                                  -------------    -------------
                   Diluted earnings                $ 34,070            24,026            1.42
                                                  =============    =============    ============
         2007
              Earnings                             $ 25,654            25,108        $   1.02
                                                                                    ============
              Dilutive stock options                      -               459
              Nonvested stock awards                      -               117
                                                  -------------    -------------
                   Diluted earnings                $ 25,654            25,684            1.00
                                                  =============    =============    ============

         For the three and six month periods ended June 30, 2008, 1,084,267 and 832,267 stock options, respectively were excluded from the computation of diluted earnings per share as their exercise prices were greater than the average market price for most of the quarter. No stock options were excluded for the comparable period in 2007.

         Diluted earnings per share may be impacted in future periods as the result of the issuance of our $200 million Convertible Notes and related purchased call options and sold warrants. Under EITF 04-8 "The Effect of Contingently Convertible Instruments on Diluted Earnings per Share" and
     EITF 90-19, we will not include any shares related to the Notes in our calculation of diluted earnings per share until our average stock price for a quarter exceeds the conversion price of $80.73. We would then include in our diluted earnings per share calculation those shares issuable using the treasury stock method. The amount of shares issuable is based upon the amount by which the average stock price for the quarter exceeds the conversion price. The purchased call option does not impact the calculation of diluted earnings per share as it is always anti-dilutive. The sold warrants become dilutive when our average stock price for a quarter exceeds the strike price of the warrant.

         The following table provides examples of how changes in our stock price impact the number of shares that would be included in our diluted earnings per share calculation. It also shows the impact on the number of shares issuable upon conversion of the Notes and settlement of the purchased call options and sold warrants:

                                  Shares                         Total Treasury         Shares Due            Incremental
                            Underlying 1.875%                        Method           to the Company       Shares Issued by
              Share            Convertible          Warrant        Incremental         under Notes            the Company
              Price               Notes             Shares         Shares (a)             Hedges          upon Conversion (b)
        ----------------- ---------------------- ------------- ------------------- -------------------- -----------------------
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

5.   Long-Term Debt
        We are in compliance with all debt covenants as of June 30, 2008. We have issued $27.5 million in standby letters of credit as of June 30, 2008 mainly for insurance purposes. Issued letters of credit reduce our available credit under the revolving credit agreement. As of June 30, 2008, we have approximately $139.2 million of unused lines of credit available and eligible to be drawn down under our revolving credit facility, excluding the expansion feature.

6.   Other Income -- Net
        Other income -- net comprises the following (in thousands):

                                                 Three Months Ended           Six Months Ended
                                                      June 30,                    June 30,
                                            ----------------------------  -------------------------
                                                    2008          2007         2008          2007
                                            -------------  -------------  -----------  ------------
Interest income                                    $ 106         $  944       $  443        $1,711
(Loss)/gain on trading investments of
 employee benefit trust                              841          1,237         (681)        1,450
Loss on disposal of property and equipment           (84)           (56)        (113)         (193)
Other - net                                           23             63           48            89
                                            -------------  -------------  -----------  ------------
     Total other income                            $ 886         $2,188       $ (303)       $3,057
                                            =============  =============  ===========  ============

7.   Other Current Liabilities
        Other current liabilities as of June 30, 2008 and December 31, 2007 consist of the following (in thousands):

                                             2008           2007
                                        ------------   ------------
Accrued legal settlements                    $ 2,106        $ 2,393
Accrued divestiture expenses                     844            845
Accrued Medicare cap estimate                    500            500
Other                                          9,780         10,191
                                        ------------   ------------

     Total other current liabilities         $13,230        $13,929
                                        ============   ============

8.   Stock-Based Compensation Awards
        On May 19, 2008, the Compensation/Incentive Committee of the Board of Directors ("CIC") approved a grant of 508,600 stock options to certain employees. The stock options vest ratably over three years from the date of issuance. The cumulative compensation expense related to the stock option grant is $5.3 million and will be recognized ratably over the three year vesting period. We used the Black-Scholes option valuation method to determine the cumulative compensation expense of the grant.

        On February 13, 2008, the CIC approved a grant of 40,315 shares of restricted stock to certain key employees. The restricted shares cliff vest four years from the date of issuance. The cumulative compensation expense related to the restricted stock award is $2.1 million and will be recognized ratably over the four-year vesting period. We assumed no forfeitures in determining the cumulative compensation expense of the grant.

9.  Loans Receivable from Independent Contractors
        The Roto-Rooter segment sublicenses with approximately sixty-two independent contractors to operate certain plumbing repair and drain cleaning businesses in lesser-populated areas of the United States and Canada. As of June 30, 2008, we had notes receivable from our independent contractors totaling $1.6 million (December 31, 2007 -$1.6 million). In most cases these loans are fully or partially secured by equipment owned by the contractor. The interest rates on the loans range from zero to 8% per annum and the remaining terms of the loans range from 2 months to 5 years at June 30, 2008. During the three months ended June 30, 2008, we recorded revenues of $5.6 million (2007 - $5.4 million) and pretax profits of $2.4 million (2007 - $2.3 million) from our independent contractors. During the six months ended June 30, 2008, we recorded revenues of $11.2 million (2007
     - $10.8 million) and pretax profits of $5.1 million (2007 - $4.7 million) from our independent contractors.

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

10.  Pension and Retirement Plans
        All of the Company's plans that provide retirement and similar benefits are defined contribution plans. Expenses for the Company's pension and profit-sharing plans, excess benefit plans and other similar plans were $3.8 million and $4.1 million for the three months ended June 30, 2008 and 2007, respectively. Expenses for the Company's pension and profit-sharing plans, excess benefit plans and other similar plans were $5.5 million and $7.7 million for the six months ended June 30, 2008 and 2007, respectively.

11.  Litigation
         VITAS is party to a class action lawsuit filed in the Superior Court of California, Los Angeles County, in September 2006 by Bernadette Santos, Keith Knoche and Joyce White ("Santos"). This case alleges failure to pay overtime and failure to provide meal and rest periods to a purported class of California admissions nurses, chaplains and sales representatives. The case seeks payment of penalties, interest and Plaintiffs' attorney fees. VITAS contests these allegations. The lawsuit is in its early stages and we are unable to estimate our potential liability, if any, with respect to these allegations.

         In April 2007, our Roto-Rooter subsidiary was named in a class action lawsuit filed in San Mateo Superior Court by Stanley Ita ("Ita") alleging class-wide wage and hour violations at one California branch. This suit alleges failure to provide meal and break periods, credit for work time beginning from the first call to dispatch rather than arrival at first assignment and improper calculations of work time and overtime. The case sought payment of penalties, interest and Plaintiffs' attorney fees. After the suit was filed, we offered a settlement to certain members of the class and paid approximately $200,000. In January 2008, we agreed to a tentative settlement with the remaining members of the class for approximately $1.8 million. The tentative settlement was preliminarily approved by the court in May 2008. We anticipate final approval and payment to be made during the third quarter of 2008. The settlement was accrued in the fourth quarter of 2007.

         Regardless of outcome, defense of litigation adversely affects us through defense costs, diversion of our time and related publicity. In the normal course of business, we are a party to various claims and legal proceedings. We record a reserve for these matters when an adverse outcome is probable and the amount of the potential liability is reasonably estimable.

12.  OIG Investigation
         In April 2005, the Office of Inspector General ("OIG") for the Department of Health and Human Services served VITAS with civil subpoenas relating to VITAS' alleged failure to appropriately bill Medicare and Medicaid for hospice services. As part of this investigation, the OIG selected medical records for 320 past and current patients from VITAS' three largest programs for review. It also sought policies and procedures dating back to 1998 covering admissions, certifications, recertifications and discharges. During the third quarter of 2005 and again in May 2006, the OIG requested additional information from us. The Court dismissed a related qui tam complaint filed in U.S. District Court for the Southern District of Florida with prejudice in July 2007. The plaintiffs are appealing this dismissal. Pretax expenses related to complying with OIG requests were immaterial for the three and six months ended June 30, 2008 and 2007.

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

13.  Related Party Agreement
         In October 2004, VITAS entered into a pharmacy services agreement ("Agreement") with Omnicare, Inc. ("OCR") whereby OCR provides specified pharmacy services for VITAS and its hospice patients in geographical areas served by both VITAS and OCR. The Agreement has an initial term of three years that renews automatically for one-year terms. Either party may cancel the Agreement at the end of any term by giving written notice at least 90 days prior to the end of said term. In June 2004, VITAS entered into a pharmacy services agreement with excelleRx. The agreement has a one-year term and automatically renews unless either party provides a 90-day written termination notice. Subsequent to June 2004, OCR acquired excelleRx. Under both agreements, VITAS made purchases of $8.3 million for each of the three months ended June 30, 2008 and 2007. Under both agreements, VITAS made purchases of $16.5 million and $16.6 million for the six months ended June 30, 2008 and 2007, respectively. VITAS has accounts payable to OCR of $731,000 at June 30, 2008.

         Mr. E. L. Hutton is non-executive Chairman of the Board and a director of the Company. He was a director of OCR until his retirement in the first quarter of 2008 at which time he assumed the honorary post of Chairman Emeritus of OCR's Board. Mr. Joel F. Gemunder, President and Chief
     Executive Officer of OCR., Ms. Andrea Lindell and Ms. Sandra Laney are directors of both OCR and the Company. Mr. Kevin J. McNamara, President, Chief Executive Officer and a director of the Company, is a director emeritus of OCR. We believe that the terms of these agreements are no less favorable to VITAS than we could negotiate with an unrelated party.

14.  Cash Overdrafts Payable
         Included in accounts payable at June 30, 2008 is cash overdrafts payable of $9.0 million (December 31, 2007 - $9.5 million).

15.  Capital Stock Transactions
         On May 19, 2008 our Board of Directors authorized an additional $56 million to the April 2007 stock repurchase program. For the three months ended June 30, 2008 and 2007, we repurchased approximately 830,000 shares at a weighted average cost of $35.46 per share and 1.5 million shares at a weighted average cost of $65.26 per share, respectively. For the six months ended June 30, 2008 and 2007, we repurchased approximately 1.1 million shares at a weighted average cost of $39.11 per share and 2.1 million shares at a weighted average cost of $59.82 per share, respectively.

16.  Fair Value Measurements
         On January 1, 2008, we partially adopted the provisions of Statement of Financial Accounting Standards No. 157, "Fair Value Measurements" ("SFAS 157"). This statement defines a hierarchy which prioritizes the inputs in fair value measurements. Level 1 measurements are measurements using quoted prices in active markets for identical assets or liabilities. Level 2 measurements use significant other observable inputs. Level 3 measurements are measurements using significant unobservable inputs which require a company to develop its own assumptions. In recording the fair value of assets and liabilities, companies must use the most reliable measurement available. There was no impact on our financial position or results of operations upon adoption of SFAS 157. We have elected to partially defer adoption of SFAS 157 related to our goodwill and indefinite lived intangible assets in accordance with FASB Staff Position No. 157-2.

         As of June 30, 2008, we hold $30.6 million of investments in mutual funds and company owned life insurance policies in a Rabbi Trust related to certain of our deferred compensation plans. These investments are valued using quoted prices in active markets for identical investments (Level 1).

17.  Recent Accounting Statements
         In June 2008, the EITF reached a consensus on EITF Issue No. 07-5, "Determining Whether an Instrument (or an Embedded Feature) Is Indexed to an Entity's Own Stock". The consensus provides additional guidance when determining whether an option or warrant on an entity's own shares are eligible for the equity classification provided for in EITF 00-19. The consensus is effective for fiscal years beginning after December 15, 2008. We are currently evaluating the impact of this consensus on our outstanding options and warrants issued in connection with our 2007 convertible debt transaction.

         In May 2008, the FASB issued Staff Position No. APB 14-1, "Accounting for Convertible Debt Instruments that may be Settled in Cash Upon Conversion (Including Partial Cash Settlement)." This new guidance requires all convertible debentures classified as Instruments B or C under EITF 90-19 to separately account for the debt and equity pieces of the instrument. At inception of the convertible instrument, cash flows related to the convertible instrument are to be discounted using a market rate of interest. This will create a discount at inception to be recorded in equity. The debt portion is to be accreted to its face value, through interest expense, over the life of the instrument using the effective interest method. This will result in higher interest expense over the life of the instrument and an increase in equity at the inception of the instrument. Debt issuance costs are also to be allocated between the debt and equity components using a rationale method. Finally, the FSP requires that the Company value any embedded features of the instrument, other than the conversion option, as a part of the liability. The new standard is effective for all fiscal years (and interim periods) beginning after December 15, 2008. As such, we will adopt the new standard on January 1, 2009. The FSP is to be applied retrospectively. Upon adoption, our preliminary estimate is that our $200 million, 1.875% Convertible Debentures issued in May 2007 will have a discount of between $50 million and $60 million.

         In May 2008, the FASB issued Statement of Financial Accounting Standard No. 162 "The Hierarchy of Generally Accepted Accounting Principles" ("SFAS 162"). The purpose of this standard is to provide a consistent framework for determining what accounting principles should be used when preparing U.S. GAAP financial statements. SFAS 162 categorizes accounting pronouncements in a descending order of authority. In the instance of potentially conflicting accounting principles, the standard in the highest category must be used. This statement will be effective 60 days after the SEC approves the Public Company Accounting and Oversight Board's related amendments. We believe that SFAS 162 will have no impact on our existing accounting methods.

         In December 2007, the FASB issued Statement of Financial Accounting Standard No. 141(R) "Business Combinations (revised 2007)" ("SFAS 141(R)"), which changes certain aspects of the accounting for business combinations. This Statement retains the fundamental requirements in Statement No. 141 that the purchase method of accounting be used for all business combinations and for an acquirer to be identified for each business combination. SFAS 141(R) modifies existing accounting guidance in the areas of deal and restructuring costs, acquired contingencies, contingent consideration, in-process research and development, accounting for subsequent tax adjustments and assessing the valuation date. This Statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply it before that date. There will be no impact on our financial statements as a result of the adoption of SFAS 141(R); however our accounting for all business combinations after adoption will comply with the new standard.

         In December 2007, the FASB issued Statement of Financial Accounting Standard No. 160 "Non-controlling Interests in Consolidated Financial Statements - an amendment of ARB No. 51" ("SFAS 160"), which requires ownership interests in subsidiaries held by others to be clearly identified, labeled and presented in the consolidated balance sheet within equity but separate from the parent company's equity. SFAS 160 also affects the accounting requirements when the parent company either purchases a higher ownership interest or deconsolidates the equity investment. This Statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply it before that date. We currently do not have non-controlling interests in our consolidated financial statements.

18. Guarantor Subsidiaries

     Our 1.875% Notes are fully and unconditionally guaranteed on an unsecured, joint and severally liable basis by certain of our 100% owned subsidiaries. The following unaudited, condensed, consolidating financial data presents the composition of the parent company (Chemed), the guarantor subsidiaries and the non-guarantor subsidiaries as of June 30, 2008 and December 31, 2007 for the balance sheet and the three and six months ended June 30, 2008 and 2007 for the income statement and the statement of cash flows (dollars in thousands):

As of June 30, 2008                                                       Guarantor   Non-Guarantor   Consolidating
                                                              Parent    Subsidiaries   Subsidiaries   Adjustments   Consolidated
                                                           ------------ ------------- --------------- ------------  ------------
ASSETS
Cash and cash equivalents                                    $     310      $ (1,283)      $   2,498   $        -       $  1,525
Accounts receivable, less allowances                               926        99,780             697            -        101,403
Intercompany receivables                                        15,151             -          (4,702)     (10,449)             -
Inventories                                                          -         6,902             686            -          7,588
Prepaid income taxes                                             1,823             -             547            -          2,370
Current deferred income taxes                                     (438)       15,158             135            -         14,855
Prepaid expenses and other current assets                        1,582         7,652              89            -          9,323
                                                           -------------------------------------------------------  ------------
     Total current assets                                       19,354       128,209             (50)     (10,449)       137,064
                                                           -------------------------------------------------------  ------------
Investments of deferred compensation plans held in trust             -             -          30,630            -         30,630
Properties and equipment, at cost, less accumulated
 depreciation                                                    4,118        65,985           2,173            -         72,276
Identifiable intangible assets less accumulated
 amortization                                                        -        63,159               1            -         63,160
Goodwill                                                             -       434,442           4,774            -        439,216
Other assets                                                    13,011         2,557             302            -         15,870
Investments in subsidiaries                                    533,801        12,898               -     (546,699)             -
                                                           ------------ ------------- --------------- ------------  ------------
          Total assets                                       $ 570,284      $707,250       $  37,830   $ (557,148)      $758,216
                                                           =======================================================  ============
LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable                                             $   3,610      $ 46,802       $     348   $        -       $ 50,760
Intercompany payables                                                -         7,314           3,135      (10,449)             -
Current portion of long-term debt                               10,000           166               -            -         10,166
Income taxes                                                    (1,409)        1,962             310            -            863
Accrued insurance                                                  509        33,992               -            -         34,501
Accrued salaries and wages                                       1,581        32,377             534            -         34,492
Other current liabilities                                        2,454        10,583             193            -         13,230
Deferred income taxes                                          (22,990)       38,637         (10,885)           -          4,762
Long-term debt                                                 217,800            70               -            -        217,870
Deferred compensation liabilities                                    -             -          30,752            -         30,752
Other liabilities                                                3,728         2,072              19            -          5,819
Stockholders' equity                                           355,001       533,275          13,424     (546,699)       355,001
                                                           -------------------------------------------------------  ------------
     Total liabilities and stockholders' equity              $ 570,284      $707,250       $  37,830   $ (557,148)      $758,216
                                                           =======================================================  ============

as of December 31, 2007                                                   Guarantor    Non-Guarantor  Consolidating
                                                              Parent    Subsidiaries   Subsidiaries   Adjustments   Consolidated
                                                           ------------ ------------- --------------- ------------  ------------
ASSETS
Cash and cash equivalents                                    $   3,877      $ (1,584)      $   2,695   $        -       $  4,988
Accounts receivable, less allowances                               706        99,900             564            -        101,170
Intercompany receivables                                        42,241             -          (3,925)     (38,316)             -
Inventories                                                          -         6,116             480            -          6,596
Current deferred income taxes                                      130        13,964             118            -         14,212
Prepaid expenses and other current assets                          884         9,521              91            -         10,496
                                                           ------------ ------------- --------------- ------------  ------------
     Total current assets                                       47,838       127,917              23      (38,316)       137,462
                                                           ------------ ------------- --------------- ------------  ------------
Investments of deferred compensation plans held in trust             -             -          29,417            -         29,417
Note receivable                                                  9,701             -               -            -          9,701
Properties and equipment, at cost, less accumulated
 depreciation                                                    4,306        68,303           1,904            -         74,513
Identifiable intangible assets less accumulated
 amortization                                                        -        65,176               1            -         65,177
Goodwill                                                             -       433,946           4,743            -        438,689
Other assets                                                    12,658         2,450             303            -         15,411
Investments in subsidiaries                                    500,952        11,005               -     (511,957)             -
                                                           ------------ ------------- --------------- ------------  ------------
          Total assets                                       $ 575,455      $708,797       $  36,391   $ (550,273)      $770,370
                                                           ============ ============= =============== ============  ============
LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable                                             $  (1,236)     $ 47,035       $     369   $        -       $ 46,168
Intercompany payables                                                -        34,992           3,324      (38,316)             -
Current portion of long-term debt                               10,000           162               -            -         10,162
Income taxes                                                     1,137         3,034              50            -          4,221
Accrued insurance                                                  255        36,082               -            -         36,337
Accrued salaries and wages                                       3,882        35,505             685            -         40,072
Other current liabilities                                        2,047        10,486           1,396            -         13,929
Deferred income taxes                                          (23,174)       39,247         (10,271)           -          5,802
Long-term debt                                                 214,500           169               -            -        214,669
Deferred compensation liabilities                                    -             -          29,149            -         29,149
Other liabilities                                                3,695         1,797              20            -          5,512
Stockholders' equity                                           364,349       500,288          11,669     (511,957)       364,349
                                                           ------------ ------------- --------------- ------------  ------------
     Total liabilities and stockholders' equity              $ 575,455      $708,797       $  36,391   $ (550,273)      $770,370
                                                           ============ ============= =============== ============  ============

For the three months ended June 30, 2008                      Guarantor     Non-Guarantor Consolidating
                                                  Parent     Subsidiaries   Subsidiaries  Adjustments    Consolidated
                                               ------------ -------------- -------------- ------------  --------------
 Net sales and service revenues                  $       -      $ 276,973       $  6,183    $       -       $ 283,156
                                               ------------ -------------- -------------- ------------  --------------
 Cost of services provided and goods sold                -        198,098          3,041            -         201,139
 Selling, general and administrative expenses        4,479         39,742          2,100            -          46,321
 Depreciation                                          118          5,084            168            -           5,370
 Amortization                                          481          1,008              -            -           1,489
                                               ------------ -------------- -------------- ------------  --------------
      Total costs and expenses                       5,078        243,932          5,309            -         254,319
                                               ------------ -------------- -------------- ------------  --------------
      Income/ (loss) from operations                (5,078)        33,041            874            -          28,837
 Interest expense                                   (1,313)          (109)             -            -          (1,422)
 Other income - net                                  1,506         (1,489)           869            -             886
                                               ------------ -------------- -------------- ------------  --------------
      Income/ (loss) before income taxes            (4,885)        31,443          1,743            -          28,301
 Income tax (provision)/ benefit                     1,302        (11,980)          (373)           -         (11,051)
 Equity in net income of subsidiaries               20,833          1,302              -      (22,135)              -
                                               ------------ -------------- -------------- ------------  --------------
 Net Income                                      $  17,250      $  20,765       $  1,370    $ (22,135)      $  17,250
                                               ============ ============== ============== ============  ==============

For the three months ended June 30, 2007                      Guarantor     Non-Guarantor Consolidating
                                                  Parent     Subsidiaries   Subsidiaries  Adjustments    Consolidated
                                               ------------ -------------- -------------- ------------  --------------
 Net sales and service revenues                  $       -      $ 265,235       $  6,152    $       -       $ 271,387
                                               ------------ -------------- -------------- ------------  --------------
 Cost of services provided and goods sold                -        185,671          3,045            -         188,716
 Selling, general and administrative expenses        4,713         40,438            939            -          46,090
 Depreciation                                          121          4,687            154            -           4,962
 Amortization                                          284          1,010              -            -           1,294
                                               ------------ -------------- -------------- ------------  --------------
      Total costs and expenses                       5,118        231,806          4,138            -         241,062
                                               ------------ -------------- -------------- ------------  --------------
      Income/ (loss) from operations                (5,118)        33,429          2,014            -          30,325
 Interest expense                                   (3,273)          (126)            (1)           -          (3,400)
 Loss on extinguishment of debt                    (13,715)             -              -            -         (13,715)
 Other income - net                                  4,492         (2,343)            39            -           2,188
                                               ------------ -------------- -------------- ------------  --------------
      Income/ (loss) before income taxes           (17,614)        30,960          2,052            -          15,398
 Income tax (provision)/ benefit                     6,518        (11,644)          (839)           -          (5,965)
 Equity in net income of subsidiaries               20,529          1,213              -      (21,742)              -
                                               ------------ -------------- -------------- ------------  --------------
 Net Income                                      $   9,433      $  20,529       $  1,213    $ (21,742)      $   9,433
                                               ============ ============== ============== ============  ==============

For the six months ended June 30, 2008                        Guarantor     Non-Guarantor Consolidating
                                                  Parent     Subsidiaries   Subsidiaries  Adjustments    Consolidated
                                               ------------ -------------- -------------- ------------  --------------
 Net sales and service revenues                  $       -      $ 555,835       $ 12,589    $       -       $ 568,424
                                               ------------ -------------- -------------- ------------  --------------
 Cost of services provided and goods sold                -        400,802          6,149            -         406,951
 Selling, general and administrative expenses        8,529         78,530          1,989            -          89,048
 Depreciation                                          242         10,233            333            -          10,808
 Amortization                                          922          2,017              -            -           2,939
                                               ------------ -------------- -------------- ------------  --------------
      Total costs and expenses                       9,693        491,582          8,471            -         509,746
                                               ------------ -------------- -------------- ------------  --------------
      Income/ (loss) from operations                (9,693)        64,253          4,118            -          58,678
 Interest expense                                   (2,776)          (242)            (1)           -          (3,019)
 Other income - net                                  2,874         (2,545)          (632)           -            (303)
                                               ------------ -------------- -------------- ------------  --------------
      Income/ (loss) before income taxes            (9,595)        61,466          3,485            -          55,356
 Income tax (provision)/ benefit                     3,360        (22,959)        (1,687)           -         (21,286)
 Equity in net income of subsidiaries               40,305          2,001              -      (42,306)              -
                                               ------------ -------------- -------------- ------------  --------------

 Net Income                                      $  34,070      $  40,508       $  1,798    $ (42,306)      $  34,070
                                               ============ ============== ============== ============  ==============

For the six months ended June 30, 2007                        Guarantor     Non-Guarantor Consolidating
                                                  Parent     Subsidiaries   Subsidiaries  Adjustments    Consolidated
                                               ------------ -------------- -------------- ------------  --------------
 Net sales and service revenues                  $       -      $ 529,530       $ 12,296    $       -       $ 541,826
                                               ------------ -------------- -------------- ------------  --------------

 Cost of services provided and goods sold                -        370,776          6,187            -         376,963
 Selling, general and administrative expenses       10,358         81,642          2,160            -          94,160
 Depreciation                                          243          9,135            299            -           9,677
 Amortization                                          589          2,020              -            -           2,609
 Impairment, restructuring and similar expenses     (1,138)             -              -            -          (1,138)
                                               ------------ -------------- -------------- ------------  --------------
      Total costs and expenses                      10,052        463,573          8,646            -         482,271
                                               ------------ -------------- -------------- ------------  --------------
      Income/ (loss) from operations               (10,052)        65,957          3,650            -          59,555
 Interest expense                                   (6,896)          (245)            (1)           -          (7,142)
 Loss on extinguishment of debt                    (13,715)             -              -            -         (13,715)
 Other income - net                                  9,598         (6,627)            86            -           3,057
                                               ------------ -------------- -------------- ------------  --------------
      Income/ (loss) before income taxes           (21,065)        59,085          3,735            -          41,755
 Income tax (provision)/ benefit                     7,869        (22,433)        (1,537)           -         (16,101)
 Equity in net income of subsidiaries               38,850          2,198              -      (41,048)              -
                                               ------------ -------------- -------------- ------------  --------------
      Net Income                                 $  25,654      $  38,850       $  2,198    $ (41,048)      $  25,654
                                               ============ ============== ============== ============  ==============

For the six months ended June 30, 2008                                   Guarantor    Non-Guarantor
--------------------------------------                      Parent      Subsidiaries  Subsidiaries  Consolidated
                                                         ------------- -------------  ------------  ---------------
 Cash Flow from Operating Activities:
 ------------------------------------
 Net cash provided by/(used in) operating activities       $   (3,607)    $  45,529        $ (151)      $   41,771
                                                         ------------- -------------  ------------  ---------------
 Cash Flow from Investing Activities:
 ------------------------------------
  Capital expenditures                                            (62)       (8,042)         (611)          (8,715)
  Business combinations, net of cash acquired                      (1)         (576)            -             (577)
  Net proceeds from discontinued operations                     9,439             -             -            9,439
  Proceeds from sale of property and equipment                     10            43            18               71
  Other sources and uses - net                                   (323)           17             -             (306)
                                                         ------------- -------------  ------------  ---------------
       Net cash provided/ (used) by investing activities        9,063        (8,558)         (593)             (88)
                                                         ------------- -------------  ------------  ---------------
 Cash Flow from Financing Activities:
 ------------------------------------
  Increase/(decrease) in cash overdrafts payable                  826        (1,481)            -             (655)
  Change in intercompany accounts                              34,654       (35,241)          587                -
  Dividends paid to shareholders                               (2,900)            -             -           (2,900)
  Purchases of treasury stock                                 (45,791)            -             -          (45,791)
  Proceeds from exercise of stock options                         116             -             -              116
  Realized excess tax benefit on share based compensation         825             -             -              825
  Net change in revolving credit facility                       8,300             -             -            8,300
  Repayment of long-term debt                                  (5,000)          (95)            -           (5,095)
  Other sources and uses - net                                    (53)          147           (40)              54
                                                         ------------- -------------  ------------  ---------------
       Net cash provided/ (used) by financing activities       (9,023)      (36,670)          547          (45,146)
                                                         ------------- -------------  ------------  ---------------
 Net increase/(decrease) in cash and cash equivalents          (3,567)          301          (197)          (3,463)
 Cash and cash equivalents at beginning of year                 3,877        (1,584)        2,695            4,988
                                                         ------------- -------------  ------------  ---------------
 Cash and cash equivalents at end of period                $      310     $  (1,283)       $2,498       $    1,525
                                                         ============= =============  ============  ===============

For the six months ended June 30, 2007                                    Guarantor    Non-Guarantor
--------------------------------------                      Parent       Subsidiaries  Subsidiaries  Consolidated
                                                         ------------- -------------  ------------  ---------------
 Cash Flow from Operating Activities:
 ------------------------------------
 Net cash provided/(used) by operating activities          $   (5,430)    $  34,957        $  697       $   30,224
                                                         ------------- -------------  ------------  ---------------
 Cash Flow from Investing Activities:
 ------------------------------------
  Capital expenditures                                           (156)      (13,437)         (315)         (13,908)
  Business combinations, net of cash acquired                       -           (62)            -              (62)
  Net payments from discontinued operations                    (2,166)       (3,739)            -           (5,905)
  Proceeds from sale of property and equipment                  2,962            35             6            3,003
  Other sources and uses - net                                   (450)         (114)            -             (564)
                                                         ------------- -------------  ------------  ---------------
       Net cash provided/ (used) by investing activities          190       (17,317)         (309)         (17,436)
                                                         ------------- -------------  ------------  ---------------
 Cash Flow from Financing Activities:
 ------------------------------------
  Increase/(decrease) in cash overdrafts payable                  784          (618)            -              166
  Change in intercompany accounts                              16,723       (16,696)          (27)               -
  Dividends paid to shareholders                               (2,997)            -             -           (2,997)
  Purchases of treasury stock                                (130,748)            -             -         (130,748)
  Proceeds from exercise of stock options                       2,069             -             -            2,069
  Realized excess tax benefit on share based compensation       2,370             -             -            2,370
  Purchase of note hedges                                     (54,939)            -             -          (54,939)
  Proceeds from issuance of warrants                           27,614             -             -           27,614
  Net change in revolving credit facility                      13,300             -             -           13,300
  Proceeds from issuance of long-term debt                    300,000             -             -          300,000
  Debt issuance costs                                          (6,395)            -             -           (6,395)
  Repayment of long-term debt                                (185,500)         (143)            -         (185,643)
  Other sources and uses - net                                     19            (1)          592              610
                                                         ------------- -------------  ------------  ---------------
       Net cash provided/ (used) by financing activities      (17,700)      (17,458)          565          (34,593)
                                                         ------------- -------------  ------------  ---------------
 Net increase/(decrease) in cash and cash equivalents         (22,940)          182           953          (21,805)
 Cash and cash equivalents at beginning of year                25,258        (1,314)        5,330           29,274
                                                         ------------- -------------  ------------  ---------------
 Cash and cash equivalents at end of period                $    2,318     $  (1,132)       $6,283       $    7,469
                                                         ============= =============  ============  ===============

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

         The following is a summary of the key operating results for the three and six months ended June 30, 2008 and 2007 (in thousands except per share amounts):

                                           Three Months Ended        Six Months Ended
                                                June 30,                 June 30,
                                        ------------------------  -----------------------
                                            2008         2007        2008         2007
                                        -----------  -----------  ----------  -----------
Consolidated service revenues and sales    $283,156     $271,387    $568,424     $541,826

Consolidated net income                    $ 17,250     $  9,433    $ 34,070     $ 25,654

Diluted EPS                                $   0.73     $   0.38    $   1.42     $   1.00

         For the three months ended June 30, 2008 and 2007, the increase in consolidated service revenues and sales was driven by a 7% increase at VITAS offset by a 2% decline at Roto-Rooter. The increase at VITAS was primarily the result of a 4% increase in average daily census (ADC) from the second quarter of 2007 and the October 1, 2007 Medicare reimbursement rate increase of approximately 3%. Roto-Rooter was driven by a 10% decrease in job count offset by an 8% price and mix shift increase. Consolidated net income for the three months ended June 30, 2007 includes a $13.7 million pretax loss on extinguishment of debt which did not recur for the same time period of 2008. Diluted EPS increased as the result of increased earnings and a reduction of diluted share count due to our stock repurchase program.

         For the six months ended June 30, 2008 and 2007, the increase in consolidated service revenues and sales was driven by an 8% increase at VITAS offset by a 1% decline at Roto-Rooter. The increase at VITAS was primarily the result of a 4% increase in ADC, the October 1, 2007 Medicare reimbursement rate increase and a slight shift in mix of service provided. Roto-Rooter was driven by a 9% decrease in job count offset by an 8% increase in price and mix shift increase. Consolidated net income for the six months ended June 30, 2007 includes a $13.7 million pretax loss on extinguishment of debt which did not recur for the same time period of 2008. Diluted EPS increased as the result of increased earnings and a reduction of diluted share count due to our stock repurchase program.

Financial Condition
-------------------
Liquidity and Capital Resources
-------------------------------

         Significant changes in the balance sheet accounts from December 31, 2007 to June 30, 2008 include the following:

          o The notes receivable due from Patient Care were collected in full during the first quarter of 2008.

          o The increase in treasury stock relates to the repurchase of approximately 1.1 million shares under the 2007 Share Repurchase Program since year end.

          Net cash provided by operations increased $11.5 million due primarily to the increase in net income. Capital expenditures for the first six months of 2008 decreased by $5.2 million compared to the same period in 2007 due mainly to the development of a patient information capture software system in 2007 at VITAS.

        We have issued $27.5 million in standby letters of credit as of June 30, 2008 mainly for insurance purposes. Issued letters of credit reduce our available credit under the revolving credit agreement. As of June 30, 2008, we have approximately $139.2 million of unused lines of credit available and eligible to be drawn down under our revolving credit facility, excluding the expansion feature. Management believes its liquidity and sources of capital are satisfactory for the Company's needs in the foreseeable future.

Commitments and Contingencies
-----------------------------
         Collectively, the terms of our credit agreements require us to meet various financial covenants, to be tested quarterly. In connection therewith, we are in compliance with all financial and other debt covenants as of June 30, 2008 and anticipate remaining in compliance throughout 2008.

         VITAS is party to a class action lawsuit filed in the Superior Court of California, Los Angeles County, in September 2006 by Bernadette Santos, Keith Knoche and Joyce White ("Santos"). This case alleges failure to pay overtime and failure to provide meal and rest periods to a purported class of California admissions nurses, chaplains and sales representatives. The case seeks payment of penalties, interest and Plaintiffs' attorney fees. VITAS contests these allegations. The lawsuit is in its early stage and we are unable to estimate our potential liability, if any, with respect to these allegations.

         In April 2007, our Roto-Rooter subsidiary was named in a class action lawsuit filed in San Mateo Superior Court by Stanley Ita ("Ita") alleging class-wide wage and hour violations at one California branch. This suit alleges failure to provide meal and break periods, credit for work time beginning from the first call to dispatch rather than arrival at first assignment and improper calculations of work time and overtime. The case sought payment of penalties, interest and Plaintiffs' attorney fees. After the suit was filed, we offered a settlement to certain members of the class and paid approximately $200,000. In January 2008, we agreed to a tentative settlement with the remaining members of the class for approximately $1.8 million. The tentative settlement was preliminarily approved by the court in May 2008. We anticipate final approval and payment to be made during the third quarter of 2008. The settlement was accrued in the fourth quarter of 2007.

         In April 2005, the Office of Inspector General ("OIG") for the Department of Health and Human Services served VITAS with civil subpoenas relating to VITAS' alleged failure to appropriately bill Medicare and Medicaid for hospice services. As part of this investigation, the OIG selected medical records for 320 past and current patients from VITAS' three largest programs for review. It also sought policies and procedures dating back to 1998 covering admissions, certifications, recertifications and discharges. During the third quarter of 2005 and again in May 2006, the OIG requested additional information from us. The Court dismissed a related qui tam complaint filed in U.S. District Court for the Southern District of Florida with prejudice in July 2007. The plaintiffs are appealing this dismissal. Pretax expenses related to complying with OIG requests were immaterial for the three and six months ended June 30, 2008 and 2007.

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

Results of Operations
Three months ended June 30, 2008 versus 2007 - Consolidated Results
-------------------------------------------------------------------
         Our service revenues and sales for the second quarter of 2008 increased 4.3% versus revenues for the second quarter of 2007. Of this increase, $13.3 million was attributable to VITAS while Roto-Rooter declined by $1.6 million, as follows (dollars in thousands):

                                                       Increase/(Decrease)
                                                  ---------------------------
                                                     Amount         Percent
                                                  --------------    ---------
         VITAS
                       Routine homecare                $  9,932         7.4%

                       Continuous care                    1,789         6.3%

                       General inpatient                  1,626         7.1%
         Roto-Rooter

                       Plumbing                            (91)        -0.3%

                       Drain cleaning                   (1,072)        -2.9%

                       Other                              (415)        -3.3%
                                                  --------------
                                   Total               $ 11,769         4.3%
                                                  ==============

         The increase in VITAS' revenues for the second quarter of 2008 versus the second quarter of 2007 is attributable to an increase in ADC of 4.1% for routine homecare, a 2.2% increase in general inpatient and a 0.6% increase in continuous care. ADC is a key measure we use to monitor volume growth in our hospice business. Changes in total program admissions and average length of stay for our patients are the main drivers of changes in ADC. The remainder of the revenue increase is due primarily to the annual increase in Medicare reimbursement rates in the fourth quarter of 2007. In excess of 90% of VITAS' revenues for the period were from Medicare and Medicaid.

         The decrease in the plumbing revenues for the second quarter of 2008 versus 2007 comprises a 7.4% decrease in the number of jobs performed offset by increased prices and job mix. The decrease in drain cleaning revenues for the second quarter of 2008 versus 2007 comprised a 10.8% decline in the number of jobs offset by an 8% increase caused by increased prices and job mix. The decrease in other revenues is attributable primarily to lower sales of drain cleaning products and plumbing parts. These sales are highly dependent upon revenues in our other Roto-Rooter service lines.

         The consolidated gross margin was 29.0% in the second quarter of 2008 as compared to 30.5% in the second quarter of 2007. On a segment basis, VITAS' gross margin was 21.9% in the second quarter of 2008 and 22.1% in the second quarter of 2007. The Roto-Rooter segment's gross margin was 45.8% in the second quarter of 2008 and 48.6% in the second quarter of 2007. The decrease in Roto-Rooter's gross margin in 2008 is primarily attributable to lower service revenues and sales which did not allow Roto-Rooter to cover as much of its fixed overhead costs, as well as higher medical and casualty insurance expense caused by an increase in claims experience.

         Selling, general and administrative expenses ("SG&A") for the second quarter of 2008 were $46.3 million, an increase of $231,000 (0.5%) versus the second quarter of 2007. The increase is due to higher revenue, which increased our variable selling expenses offset by a $1.6 million LTIP pay-out in May 2007. There was no similar LTIP pay out in 2008.

         Interest expense, substantially all of which is incurred at Corporate, declined from $3.4 million in the second quarter of 2007 to $1.4 million in the second quarter of 2008. This decline is due primarily to the refinancing transactions in May 2007. Additionally, the 2007 loss on extinguishment of debt is the result of the May 2007 refinancing transactions.

         Other income-net decreased from $2.2 million in the second quarter of 2007 to $886,000 in the second quarter of 2008. The decrease is attributable mainly to market losses from investments held in our deferred compensation benefit plans and lower interest income.

         Our effective income tax rate was 38.7% in the second quarter of 2007 compared to 39.0% in the second quarter of 2008. Net income for both periods included the following after-tax special items/adjustments that (increased)/reduced after-tax earnings (in thousands):

                                          Three Months Ended
                                               June 30,
                                      --------------------------
                                             2008           2007
                                      -----------  -------------
Stock option expense                       $1,010        $   570
Legal expenses of OIG Investigation            35             46
Loss on extinguishment of debt                  -          8,726
Long-term incentive compensation award          -          1,013
                                      -----------  -------------
                                           $1,045        $10,355
                                      ===========  =============

Three months ended June 30, 2008 versus 2007 - Segment Results
--------------------------------------------------------------
         The change in after-tax earnings for the second quarter of 2008 versus the second quarter of 2007 is due to (in thousands):

                                Net Income
                            Increase/(Decrease)
                       -----------------------------
                            Amount         Percent
                       -----------------  ----------
VITAS                          $    167         1.2%
Roto-Rooter                      (2,098)      -20.0%
Corporate                         9,748        64.1%
                       -----------------
                               $  7,817        82.9%
                       =================

Six months ended June 30, 2008 versus 2007 - Consolidated Results
-----------------------------------------------------------------

         Our service revenues and sales for the first six months of 2008 increased 4.9% versus revenues for the first six months of 2007. Of this increase, $27.9 million was attributable to VITAS offset by a $1.3 million decline at Roto-Rooter, as follows: (dollars in thousands):

                                                     Increase/(Decrease)
                                                  ---------------------------
                                                     Amount         Percent
                                                  --------------    ---------
         VITAS
                       Routine homecare                $ 20,002         7.5%

                       Continuous care                    4,218         7.4%

                       General inpatient                  4,135         8.9%

                       Medicare cap                       (472)        -100%
         Roto-Rooter

                       Plumbing                             279         0.4%

                       Drain cleaning                   (1,092)        -1.4%

                       Other                              (472)        -1.9%
                                                  --------------

                                   Total               $ 26,598         4.9%
                                                  ==============

         The increase in VITAS' revenues for the first six months of 2008 versus the first six months of 2007 is attributable to an increase in ADC of 3.7% for routine homecare, 4.5% for general inpatient care and 1.4% in continuous care. ADC is a key measure we use to monitor volume growth in our hospice business. Changes in total program admissions and average length of stay for our patients are the main drivers of changes in ADC. The remainder of the revenue increases is due primarily to the annual increase in Medicare reimbursement rates in the fourth quarter of 2007. In excess of 90% of VITAS' revenues for the period were from Medicare and Medicaid. We did not record a Medicare cap liability during the first six months of 2008.

         The change in the plumbing revenues for the first six months of 2008 versus 2007 comprises a 6.2% decrease in the number of jobs performed offset by increased prices and job mix. The decrease in drain cleaning revenues for the first six months of 2008 versus 2007 comprised a 9.3% decline in the number of jobs offset by an 8% increase due to increased price and job mix. The decrease in other revenues is attributable primarily to lower sales of drain cleaning products and plumbing parts. These sales are highly dependent upon revenues in our other Roto-Rooter service lines.

         The consolidated gross margin was 28.4% in the first six months of 2008 as compared with 30.4% in the first six months of 2007. On a segment basis, VITAS' gross margin was 20.9% in the first six months of 2008 and 22.5% in the first six months of 2007. The decrease in VITAS' gross margin in 2008 is primarily attributable to increases in staffing at the admissions level and increased direct patient care labor. VITAS gross margin was down 2.8% during the first three months of 2008 but has returned to more historical levels during the second quarter. The Roto-Rooter segment's gross margin was 45.8% in the first six months of 2008 as compared to 47.6% in the first six months of 2007. The decrease in Roto-Rooter's gross margin in 2008 is primarily attributable to lower service revenues and sales which did not allow Roto-Rooter to cover as much of its fixed overhead costs, as well as higher medical and casualty insurance expense caused by an increase in claims experience.

         SG&A for the first six months of 2008 were $89.0 million, a decrease of $5.1 million (5.4%) versus the first six months of 2007. The decrease is largely due to the $7.0 million LTIP grant made in May 2007. There was no such LTIP grant made in 2008.

         Interest expense, substantially all of which is incurred at Corporate, declined from $7.1 million in the first six months of 2007 to $3.0 million in the first six months of 2008. This decline is due to the refinancing transactions in May 2007. Additionally, the loss on extinguishment of debt in 2007 is the result of the May 2007 refinancing transactions.

         Other income-net decreased from $3.1 million in the first six months of 2007 to a loss of $303,000 in the first six months of 2008. The decrease is attributable mainly to market losses from investments held in our deferred compensation benefit plans and lower interest income.

         Our effective income tax rate was 38.5% for the first six months of 2008 as compared to 38.6% for the same period of 2007. Net income for both periods included the following after-tax special items/adjustments that (increased)/reduced after-tax earnings (in thousands):

                                                 Six Months Ended
                                                      June 30,
                                            ----------------------------
                                                2008            2007
                                            ------------  --------------
Stock option expense                             $1,894         $   941
Unreserved prior year insurance claim               358               -
Legal expenses of OIG investigation                  26              87
Tax credits related to prior years                 (322)              -
Loss on extinguishment of debt                        -           8,726
Long-term incentive compensation award                -           4,427
Gain on sale of Florida call center                   -            (724)
Other                                                 -            (296)
                                            ------------  --------------
                                                 $1,956         $13,161
                                            ============  ==============

Six months ended June 30, 2008 versus 2007 - Segment Results
------------------------------------------------------------
         The change in after-tax earnings for the first six months of 2008 versus the first six months of 2007 is due to (in thousands):

                                Net Income
                           Increase/(Decrease)
                       ----------------------------
                            Amount        Percent
                       ----------------  ----------
VITAS                         $ (1,522)       -5.2%
Roto-Rooter                     (2,509)      -12.5%
Corporate                       12,447        53.0%
                       ----------------
                              $  8,416        32.8%
                       ================

         The  following  chart  updates  historical   unaudited   financial  and
operating data of VITAS (dollars in thousands, except dollars per patient day):

                   CHEMED CORPORATION AND SUBSIDIARY COMPANIES
                     OPERATING STATISTICS FOR VITAS SEGMENT
            FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2008 AND 2007
                                  (unaudited)

                                                       Three Months Ended June 30,      Six Months Ended June 30,
                                                      -----------------------------   ------------------------------
 OPERATING STATISTICS                                      2008            2007             2008            2007
                                                      -------------   -------------   --------------   -------------
   Net revenue
        Homecare                                       $    144,726    $    134,794    $     286,343    $    266,341
        Inpatient                                            24,371          22,745           50,342          46,207
        Continuous care                                      29,951          28,162           60,948          56,730
                                                      -------------   -------------   --------------   -------------
            Total before Medicare cap allowance             199,048         185,701          397,633         369,278
        Medicare cap allowance                                    -               -                -             472
                                                      -------------   -------------   --------------   -------------
            Total                                      $    199,048    $    185,701    $     397,633    $    369,750
                                                      =============   =============   ==============   =============
   Net revenue as a percent of total
        before Medicare cap allowance
        Homecare                                               72.8%           72.6%            72.0%           72.0%
        Inpatient                                              12.2            12.2             12.7            12.5
        Continuous care                                        15.0            15.2             15.3            15.4
                                                      -------------   -------------   --------------   -------------
            Total before Medicare cap allowance               100.0           100.0            100.0            99.9
        Medicare cap allowance                                    -               -                -             0.1
                                                      -------------   -------------   --------------   -------------
            Total                                             100.0%          100.0%           100.0%          100.0%
                                                      =============   =============   ==============   =============
   Average daily census ("ADC") (days)
        Homecare                                              7,347           6,915            7,251           6,851
        Nursing home                                          3,570           3,574            3,559           3,574
                                                      -------------   -------------   --------------   -------------
            Routine homecare                                 10,917          10,489           10,810          10,425
        Inpatient                                               422             413              438             419
        Continuous care                                         507             504              521             514
                                                      -------------   -------------   --------------   -------------
            Total                                            11,846          11,406           11,769          11,358
                                                      =============   =============   ==============   =============

   Total Admissions                                          13,956          13,658           29,168          27,768
   Total Discharges                                          13,707          13,359           28,704          27,416
   Average length of stay (days)                               73.2            76.6             72.3            76.8
   Median length of stay (days)                                13.0            13.0             13.0            13.0
   ADC by major diagnosis
        Neurological                                           32.1%           33.0%            32.3%           33.2%
        Cancer                                                 20.0            19.7             20.0            19.7
        Cardio                                                 12.9            14.6             13.0            14.6
        Respiratory                                             6.7             6.9              6.8             6.9
        Other                                                  28.3            25.8             27.9            25.6
                                                      -------------   -------------   --------------   -------------
            Total                                             100.0%          100.0%           100.0%          100.0%
                                                      =============   =============   ==============   =============
   Admissions by major diagnosis
        Neurological                                           17.7%           18.0%            18.5%           18.6%
        Cancer                                                 35.7            35.9             34.6            35.0
        Cardio                                                 12.0            12.9             12.0            13.1
        Respiratory                                             7.9             7.7              8.2             7.8
        Other                                                  26.7            25.5             26.7            25.5
                                                      -------------   -------------   --------------   -------------
            Total                                             100.0%          100.0%           100.0%          100.0%
                                                      =============   =============   ==============   =============
   Direct patient care margins
        Routine homecare                                       51.5%           51.1%            50.5%           50.9%
        Inpatient                                              17.8            18.9             18.6            19.5
        Continuous care                                        17.6            17.7             17.1            18.9
   Homecare margin drivers (dollars per patient day)
        Labor costs                                    $      49.72    $      48.96    $       50.98    $      49.04
        Drug costs                                             7.74            7.82             7.62            7.99
        Home medical equipment                                 6.20            5.78             6.19            5.77
        Medical supplies                                       2.32            2.11             2.44            2.14
   Inpatient margin drivers (dollars per patient day)
        Labor costs                                    $     261.79    $     262.37    $      264.06    $     257.35
   Continuous care margin drivers (dollars per
    patient day)
        Labor costs                                    $     513.89    $     484.13    $      511.70    $     474.21
   Bad debt expense as a percent of revenues                    1.0%            0.9%             1.0%            0.9%
    Accounts receivable --
     days of revenue outstanding                               45.3            37.5             N.A.            N.A.

-----------------------------------------------------

    VITAS has 5 large (greater than 450 ADC), 17 medium (greater than 200 but less than 450 ADC) and 24 small (less than 200 ADC) hospice programs. There are two programs continuing at June 30, 2008 with Medicare cap cushion of less than 10% for the 2008 measurement period.

    Direct patient care margins exclude indirect patient care and administrative costs, as well as Medicare Cap billing limitation.

Recent Accounting Statements
----------------------------
         In June 2008, the EITF reached a consensus on EITF Issue No. 07-5, "Determining Whether an Instrument (or an Embedded Feature) Is Indexed to an Entity's Own Stock". The consensus provides additional guidance when determining whether an option or warrant on an entity's own shares are eligible for the equity classification provided for in EITF 00-19. The consensus is effective for fiscal years beginning after December 15, 2008. We are currently evaluating the impact of this consensus on our outstanding options and warrants issued in connection with our 2007 convertible debt transaction.

         In May 2008, the FASB issued Staff Position No. APB 14-1, "Accounting for Convertible Debt Instruments that may be Settled in Cash Upon Conversion (Including Partial Cash Settlement)." This new guidance requires all convertible debentures classified as Instruments B or C under EITF 90-19 to separately account for the debt and equity pieces of the instrument. At inception of the convertible instrument, cash flows related to the convertible instrument are to be discounted using a market rate of interest. This will create a discount at inception to be recorded in equity. The debt portion is to be accreted to its face value, through interest expense, over the life of the instrument using the effective interest method. This will result in higher interest expense over the life of the instrument and an increase in equity at the inception of the instrument. Debt issuance costs are also to be allocated between the debt and equity components using a rationale method. Finally, the FSP requires that the Company value any embedded features of the instrument, other than the conversion option, as a part of the liability. The new standard is effective for all fiscal years (and interim periods) beginning after December 15, 2008. As such, we will adopt the new standard on January 1, 2009. The FSP is to be applied retrospectively. Upon adoption, our preliminary estimate is that our $200 million, 1.875% Convertible Debentures issued in May 2007 will have a discount of between $50 million and $60 million.

         In May 2008, the FASB issued Statement of Financial Accounting Standard No. 162 "The Hierarchy of Generally Accepted Accounting Principles" ("SFAS 162"). The purpose of this standard is to provide a consistent framework for determining what accounting principles should be used when preparing U.S. GAAP financial statements. SFAS 162 categorizes accounting pronouncements in a descending order of authority. In the instance of potentially conflicting accounting principles, the standard in the highest category must be used. This statement will be effective 60 days after the SEC approves the Public Company Accounting and Oversight Board's related amendments. We believe that SFAS 162 will have no impact on our existing accounting methods.

         In December 2007, the FASB issued Statement of Financial Accounting Standard No. 141(R) "Business Combinations (revised 2007)" ("SFAS 141(R)"), which changes certain aspects of the accounting for business combinations. This Statement retains the fundamental requirements in Statement No. 141 that the purchase method of accounting be used for all business combinations and for an acquirer to be identified for each business combination. SFAS 141(R) modifies existing accounting guidance in the areas of deal and restructuring costs, acquired contingencies, contingent consideration, in-process research and development, accounting for subsequent tax adjustments and assessing the valuation date. This Statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply it before that date. There will be no impact on our financial statements as a result of the adoption of SFAS 141(R); however our accounting for all business combinations after adoption will comply with the new standard.

         In December 2007, the FASB issued Statement of Financial Accounting Standard No. 160 "Non-controlling Interests in Consolidated Financial Statements
- an amendment of ARB No. 51" ("SFAS 160"), which requires ownership interests in subsidiaries held by others to be clearly identified, labeled and presented in the consolidated balance sheet within equity but separate from the parent company's equity. SFAS 160 also affects the accounting requirements when the parent company either purchases a higher ownership interest or deconsolidates the equity investment. This Statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply it before that date. We currently do not have non-controlling interests in our consolidated financial statements.

Safe  Harbor Statement under the  Private Securities  Litigation  Reform Act  of
--------------------------------------------------------------------------------
1995 Regarding Forward-Looking Information
------------------------------------------
         In addition to historical information, this report contains forward-looking statements and performance trends that are based upon assumptions subject to certain known and unknown risks, uncertainties, contingencies and other factors. Variances in any or all of the risks, uncertainties, contingencies, and other factors from our assumptions could cause actual results to differ materially from these forward-looking statements and trends. Our ability to deal with the unknown outcomes of these events, many of which are beyond our control, may affect the reliability of projections and other financial matters.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk
         Our primary market risk exposure relates to interest rate risk exposure through variable interest rate borrowings. At June 30, 2008, we had $28.0 million of variable rate debt outstanding. A 1% change in the interest rate on our variable interest rate borrowings would have a $280,360 full-year impact on our interest expense. At June 30, 2008, the fair value of our Senior Convertible Notes approximates $151.5 million.

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

PART II.  OTHER INFORMATION

Item 2(c). Purchases of Equity Securities by the Issuer and Affiliated
           Purchasers
         The following table shows the activity related to our share repurchase programs for the six months ended June 30, 2008:

                                                        Weighted        Cumulative
                                           Total        Average          Shares          Dollar Amount
                                         Number of     Price Paid      Repurchased        Remaining
                                          Shares          Per             Under             Under
                                        Repurchased      Share         the Program        The Program
                                       -------------  ------------  -----------------  ----------------
April 2007 Program
------------------
  January 1 through January 31, 2008               -      $      -          1,293,250       $65,004,906
  February 1 through February 29, 2008       300,000      $  49.19          1,593,250       $50,247,480
  March 1 through March 31, 2008                   -      $      -          1,593,250       $50,247,480
                                       -------------                =================  ================
   First Quarter Total                       300,000      $  49.19
                                       =============  ============

  April 1 through April 30, 2008                   -      $      -          1,593,250       $50,247,480
  May 1 through May 31, 2008                 382,629      $  34.66          1,975,879       $93,047,996
  June 1 through June 30, 2008               447,068      $  36.15          2,422,947       $76,887,912
                                       -------------                =================  ================
   Second Quarter Total                      829,697      $  35.46
                                       =============  ============

Item 4.  Submission of Matters to a Vote of Security Holders
         A. Chemed Corporation held its annual meeting of stockholders on May 19, 2008.

         B.  The names of directors  elected at this annual meeting are as follows:
             Edward L. Hutton     Thomas C. Hutton        Timothy S. O'Toole
             Kevin J. McNamara    Walter L. Krebs         Donald E. Saunders
             Joel F. Gemunder     Sandra E. Laney         George J. Walsh III
             Patrick P. Grace     Andrea R. Lindell       Frank E. Wood

         C. The stockholders ratified the selection by the Board of Directors of PricewaterhouseCoopers LLP as independent accountants for the Company and its consolidated subsidiaries for the year 2008:
             22,578,802.072 votes were cast in favor of the proposal, 189,943.069 votes were cast against it, 33,427.196 votes abstained, and there were no broker non-votes.

         With respect to the election of directors, the number of votes cast for each nominee was as follows:
                                               For                 Withheld
                                          --------------------------------------
            Edward L. Hutton              22,147,906.116           654,266.241
            Kevin J. McNamara             22,238,365.813           563,806.544
            Joel F. Gemunder              22,285,398.695           516,773.662
            Patrick P. Grace              22,416,033.688           386,138.669
            Thomas C. Hutton              22,161,084.898           641,087.459
            Walter L. Krebs               22,451,963.771           350,208.586
            Sandra E. Laney               22,143,304.891           658,867.466
            Andrea R. Lindell             22,474,147.083           328,025.274
            Timothy S. O'Toole            21,749,464.105         1,052,708.252
            Donald E. Saunders            22,446,378.496           355,793.861
            George J. Walsh III           21,996,517.267           805,655.090
            Frank E. Wood                 22,457,556.593           344,615.764

Item 6.     Exhibits

              Exhibit No.                            Description
              -----------  --------------------------------------------------

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


                                                  Chemed Corporation
                                       -----------------------------------------
                                                     (Registrant)


 Dated:      July 30, 2008       By:              Kevin J. McNamara
          -------------------          -----------------------------------------
                                                  Kevin J. McNamara
                                       (President and Chief Executive Officer)


 Dated:      July 30, 2008       By:              David P. Williams
          -------------------          -----------------------------------------
                                                  David P. Williams
                                         (Executive Vice President and Chief
                                                  Financial Officer)


 Dated:      July 30, 2008       By:            Arthur V. Tucker, Jr.
          -------------------          -----------------------------------------
                                                Arthur V. Tucker, Jr.
                                             (Vice President and Controller)