Form 10-Q
period 2008-09-30
CHEMED CORP
filed 2008-10-23
CIK 19584

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
X	Quarterly Report Under Section 13 or 15 (d) of the Securities Exchange Act of 1934 For the Quarterly Period Ended September 30, 2008

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act).

Large accelerated filer	X	Accelerated filer	Non-accelerated filer	Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	No	X

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Amount	Date

Capital Stock $1 Par Value	22,369,968 Shares	September 30, 2008

CHEMED CORPORATION AND
SUBSIDIARY COMPANIES

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
CHEMED CORPORATION, INC. AND SUBSIDIARY COMPANIES
UNAUDITED CONSOLIDATED BALANCE SHEET
(in thousands except share and per share data)

	September 30,	December 31,
	2008	2007
ASSETS
Current assets
Cash and cash equivalents	$6,804	$4,988
Accounts receivable less allowances of $10,347 (2007 - $9,746)	88,206	101,170
Inventories	7,494	6,596
Current deferred income taxes	15,500	14,212
Prepaid expenses and other current assets	7,702	10,496
Total current assets	125,706	137,462
Investments of deferred compensation plans held in trust	28,897	29,417
Notes receivable	-	9,701
Properties and equipment, at cost, less accumulated
depreciation of $99, 446 (2007 - $88,639)	70,970	74,513
Identifiable intangible assets less accumulated
amortization of $20,267 (2007 - $17,245)	62,152	65,177
Goodwill	439,909	438,689
Other assets	16,042	15,411
Total Assets	$743,676	$770,370

LIABILITIES
Current liabilities
Accounts payable	$46,187	$46,168
Current portion of long-term debt	10,166	10,162
Income taxes	2,736	4,221
Accrued insurance	34,567	36,337
Accrued compensation	38,385	40,072
Other current liabilities	13,412	13,929
Total current liabilities	145,453	150,889
Deferred income taxes	4,849	5,802
Long-term debt	207,070	214,669
Deferred compensation liabilities	29,133	29,149
Other liabilities	6,123	5,512
Total liabilities	392,628	406,021

STOCKHOLDERS' EQUITY
Capital stock - authorized 80,000,000 shares $1 par; issued
29,445,706 shares (2007 - 29,260,791 shares)	29,446	29,261
Paid-in capital	277,602	267,312
Retained earnings	326,002	278,336
Treasury stock - 7,075,738 shares (2007 - 5,299,056 shares), at cost	(284,436)	(213,041)
Deferred compensation payable in Company stock	2,434	2,481
Total Stockholders' Equity	351,048	364,349
Total Liabilities and Stockholders' Equity	$743,676	$770,370

See accompanying notes to unaudited financial statements.

CHEMED CORPORATION AND SUBSIDIARY COMPANIES
UNAUDITED CONSOLIDATED STATEMENT OF INCOME
(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Continuing Operations
Service revenues and sales	$288,312	$272,503	$856,736	$814,329
Cost of services provided and goods sold
(excluding depreciation)	202,446	192,882	609,397	569,845
Selling, general and administrative expenses	44,022	42,526	133,070	136,686
Depreciation	5,441	5,220	16,249	14,897
Amortization	1,494	1,292	4,433	3,901
Other operating income	-	-	-	(1,138)
Total costs and expenses	253,403	241,920	763,149	724,191
Income from operations	34,909	30,583	93,587	90,138
Interest expense	(1,570)	(2,515)	(4,589)	(9,657)
Loss on extinguishment of debt	-	(83)	-	(13,798)
Other (expense)/income--net	(1,908)	11	(2,211)	3,068
Income before income taxes	31,431	27,996	86,787	69,751
Income taxes	(13,483)	(11,080)	(34,769)	(27,181)
Income from continuing operations	17,948	16,916	52,018	42,570
Discontinued operations, net of income taxes	-	1,201	-	1,201
Net income	$17,948	$18,117	$52,018	$43,771

Earnings Per Share
Income from continuing operations	$0.80	$0.71	$2.23	$1.72
Net income	$0.80	$0.76	$2.23	$1.77
Average number of share outstanding	22,503	23,933	23,285	24,711

Diluted Earnings Per Share
Income from continuing operations	$0.79	$0.69	$2.20	$1.69
Net income	$0.79	$0.74	$2.20	$1.73
Average number of share outstanding	22,818	24,466	23,620	25,249

Cash Dividends Per Share	$0.06	$0.06	$0.18	$0.18

See accompanying notes to unaudited financial statements.

CHEMED CORPORATION AND SUBSIDIARY COMPANIES
UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOWS
(in thousands)

	Nine Months Ended
	September 30,
	2008	2007
Cash Flows from Operating Activities
Net income	$52,018	$43,771
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation and amortization	20,682	18,798
Provision for uncollectible accounts receivable	7,101	6,025
Stock option expense	5,084	3,074
Provision for deferred income taxes	(2,257)	(1,388)
Amortization of debt issuance costs	760	970
Discontinued operations	-	(1,201)
Write off unamortized debt issuance costs	-	7,235
Noncash long-term incentive compensation	-	6,154
Changes in operating assets and liabilities, excluding
amounts acquired in business combinations:
Decrease in accounts receivable	5,846	4,796
Increase in inventories	(851)	(246)
Decrease in prepaid expenses and other
current assets	2,804	2,964
Decrease in accounts payable and other current liabilities	(875)	(9,873)
Increase/(decrease) in income taxes	(329)	11,825
Increase in other assets	(547)	(3,109)
Increase in other liabilities	674	3,908
Excess tax benefit on share-based compensation	(1,234)	(2,506)
Other sources/(uses)	654	(1,054)
Net cash provided by operating activities	89,530	90,143
Cash Flows from Investing Activities
Capital expenditures	(13,103)	(20,145)
Net sources/(uses) from disposals of discontinued operations	8,980	(6,121)
Business combinations, net of cash acquired	(1,578)	(1,079)
Proceeds from sales of property and equipment	200	3,072
Other uses	(421)	(1,415)
Net cash used by investing activities	(5,922)	(25,688)
Cash Flows from Financing Activities
Purchases of treasury stock	(69,136)	(130,873)
Repayment of long-term debt	(7,595)	(215,644)
Dividends paid	(4,352)	(4,441)
Increase in cash overdraft payable	(1,913)	2,554
Excess tax benefit on share-based compensation	1,234	2,506
Issuance of capital stock	290	2,429
Proceeds from issuance of long-term debt	-	300,000
Purchases of note hedges	-	(55,093)
Proceeds from issuance of warrants	-	27,614
Debt issuance costs	-	(6,887)
Other sources/(uses)	(320)	836
Net cash used by financing activities	(81,792)	(76,999)
Increase/(Decrease) in Cash and Cash Equivalents	1,816	(12,544)
Cash and cash equivalents at beginning of year	4,988	29,274
Cash and cash equivalents at end of period	$6,804	$16,730

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

2.  Segments
Service revenues and sales and after-tax earnings by business segment are as follows (in thousands):

		Three months ended		Nine months ended
		September 30,		September 30,
		2008	2007	2008	2007
Service Revenues and Sales
VITAS		$204,956	$188,474	$602,589	$558,224
Roto-Rooter		83,356	84,029	254,147	256,105
	Total	$288,312	$272,503	$856,736	$814,329
Aftertax Earnings
VITAS		$17,561	$13,921	$45,180	$43,062
Roto-Rooter		7,957	9,236	25,445	29,233
	Total	25,518	23,157	70,625	72,295
Corporate		(7,570)	(6,241)	(18,607)	(29,725)
Discontinued operations		-	1,201	-	1,201
	Net income	$17,948	$18,117	$52,018	$43,771

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

As of September 30, 2008, VITAS has approximately $12.1 million in unbilled revenue included in accounts receivable (December 31, 2007 - $9.5 million).  The unbilled revenue at VITAS relates to hospice programs currently undergoing focused medical reviews (FMR).  During FMR, surveyors working on behalf of the U.S. Federal government review certain patient files for compliance with Medicare regulations.  During the time the patient file is under review, we are unable to bill for care provided to those patients.  During the past year, the pace of FMR activity has increased industry-wide, resulting in our significant unbilled revenue balances.  We make appropriate provisions to reduce our accounts receivable balance for potential denials of patient service revenue due to FMR activity.

We actively monitor each of our hospice programs, by provider number, as to their specific admission, discharge rate and median length of stay data in an attempt to determine whether they are likely to exceed the annual per-beneficiary Medicare cap (“Medicare cap”).  Should we determine that revenues for a program are likely to exceed the Medicare cap based on projected trends, we attempt to institute corrective action to influence the patient mix or to increase patient admissions.  However, should we project our corrective action will not prevent that program from exceeding its Medicare cap, we estimate the amount of revenue recognized during the period that will require repayment to the Federal government under the Medicare cap and record the amount as a reduction to patient revenue.  The Medicare cap measurement period is from September 29 through September 28 of the following year for admissions and from November 1 through October 31 of the following year for revenue.  As of the date of this filing, for the 2007 and 2008 measurement periods, we estimate that no programs have a required Medicare billing reduction.  Therefore, no revenue reduction for Medicare cap has been recorded for the three or nine-month periods ended September 30, 2008.

4.  Earnings per Share
Earnings per share are computed using the weighted average number of shares of capital stock outstanding.  Earnings and diluted earnings per share for 2008 and 2007 are computed as follows (in thousands, except per share data):

	Income from Continuing Operations			Net Income
For the Three Months Ended September 30,	Income	Shares	Earnings per Share	Income	Shares	Earnings per Share
2008
Earnings	$17,948	22,503	$0.80	$17,948	22,503	$0.80
Dilutive stock options	-	287		-	287
Nonvested stock awards	-	28		-	28
Diluted earnings	$17,948	22,818	$0.79	$17,948	22,818	$0.79
2007
Earnings	$16,916	23,933	$0.71	$18,117	23,933	$0.76
Dilutive stock options	-	462		-	462
Nonvested stock awards	-	71		-	71
Diluted earnings	$16,916	24,466	$0.69	$18,117	24,466	$0.74

For the Nine Months Ended September 30,	Income	Shares	Earnings per Share	Income	Shares	Earnings per Share
2008
Earnings	$52,018	23,285	$2.23	$52,018	23,285	$2.23
Dilutive stock options	-	305		-	305
Nonvested stock awards	-	30		-	30
Diluted earnings	$52,018	23,620	$2.20	$52,018	23,620	$2.20
2007
Earnings	$42,570	24,711	$1.72	$43,771	24,711	$1.77
Dilutive stock options	-	463		-	463
Nonvested stock awards	-	75		-	75
Diluted earnings	$42,570	25,249	$1.69	$43,771	25,249	$1.73

For each of the three and nine month periods ended September 30, 2008, 829,000 stock options were excluded from the computation of diluted earnings per share as their exercise prices were greater than the average market price for most of the quarter.  No stock options were excluded for the comparable period in 2007.

Diluted earnings per share may be impacted in future periods as the result of the issuance of our $200 million Convertible Notes and related purchased call options and sold warrants.  Under EITF 04-8 ”The Effect of Contingently Convertible Instruments on Diluted Earnings per Share” and EITF 90-19, we will not include any shares related to the Convertible Notes in our calculation of diluted earnings per share until our average stock price for a quarter exceeds the conversion price of $80.73.  We would then include in our diluted earnings per share calculation those shares issuable using the treasury stock method.  The amount of shares issuable is based upon the amount by which the average stock price for the quarter exceeds the conversion price.  The purchased call option does not impact the calculation of diluted earnings per share as it is always anti-dilutive. The sold warrants become dilutive when our average stock price for a quarter exceeds the strike price of the warrant.

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
(b) Represents the number of incremental shares to be issued by the Company upon conversion of the 1.875% Convertible Notes, assuming concurrent settlement of the note hedges and warrants

5.  Other (Expense)/Income -- Net
Other (expense)/income -- net comprise the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Interest income	$159	$897	$602	$2,608
(Loss)/gain on trading investments of employee benefit trust	(1,944)	(522)	(2,625)	927
Loss on disposal of property and equipment	(147)	(57)	(260)	(250)
Other - net	24	(307)	72	(217)
Total other (expense)/income	$(1,908)	$11	$(2,211)	$3,068

6.  Long-Term Debt
We are in compliance with all debt covenants as of September 30, 2008.  We have issued $27.3 million in standby letters of credit as of September 30, 2008 mainly for insurance purposes.  Issued letters of credit reduce our available credit under the revolving credit agreement.  As of September 30, 2008, we have approximately $147.7 million of unused lines of credit available and eligible to be drawn down under our revolving credit facility, excluding the expansion feature.

7.  Stock-Based Compensation Awards
On May 19, 2008, the Compensation/Incentive Committee of the Board of Directors (“CIC”) approved a grant of 508,600 stock options to certain employees.  The stock options vest ratably over three years from the date of issuance.  The cumulative compensation expense related to the stock option grant is $5.3 million and will be recognized ratably over the three year vesting period.  We used the Black-Scholes option valuation method to determine the cumulative compensation expense of the grant.

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

8.  Loans Receivable from Independent Contractors
The Roto-Rooter segment sublicenses with approximately sixty-three independent contractors to operate certain plumbing repair and drain cleaning businesses in lesser-populated areas of the United States and Canada.  As of September 30, 2008, we had notes receivable from our independent contractors totaling $1.7 million (December 31, 2007 - $1.6 million).  In most cases these loans are fully or partially secured by equipment owned by the contractor.  The interest rates on the loans range from zero to 8% per annum and the remaining terms of the loans range from 2 months to 5 years.  During the three months ended September 30, 2008, we recorded revenues of $5.3 million (2007 - $5.3 million) and pretax profits of $2.5 million (2007 - $2.3 million) from our independent contractors.  During the nine months ended September 30, 2008, we recorded revenues of $16.5 million (2007 - $16.2 million) and pretax profits of $7.6 million (2007 - $7.1 million) from our independent contractors.

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

9.  Pension and Retirement Plans
All of the Company’s plans that provide retirement and similar benefits are defined contribution plans.  Expenses for the Company’s pension and profit-sharing plans, excess benefit plans and other similar plans were $838,000 and $2.0 million for the three months ended September 30, 2008 and 2007, respectively.  Expenses for the Company’s pension and profit-sharing plans, excess benefit plans and other similar plans were $6.3 million and $9.7 million for the nine months ended September 30, 2008 and 2007, respectively.

10.  Litigation
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

In April 2007, our Roto-Rooter subsidiary was named in a class action lawsuit filed in San Mateo Superior Court by Stanley Ita (“Ita”) alleging class-wide wage and hour violations at one California branch.  This suit alleges failure to provide meal and break periods, credit for work time beginning from the first call to dispatch rather than arrival at first assignment and improper calculations of work time and overtime.  The case sought payment of penalties, interest and Plaintiffs’ attorney fees.  After the suit was filed, we offered a settlement to certain members of the class and paid approximately $200,000.  In January 2008, we agreed to a tentative settlement with the remaining members of the class for approximately $1.8 million.  The tentative settlement was preliminarily approved by the court in May 2008.  Final approval and payment of the settlement was made in August 2008.  The settlement was accrued in the fourth quarter of 2007.

Regardless of outcome, defense of litigation adversely affects us through defense costs, diversion of our time and related publicity.  In the normal course of business, we are a party to various claims and legal proceedings.  We record a reserve for these matters when an adverse outcome is probable and the amount of the potential liability is reasonably estimable.

11.  OIG Investigation
In April 2005, the Office of Inspector General (“OIG”) for the Department of Health and Human Services served VITAS with civil subpoenas relating to VITAS’ alleged failure to appropriately bill Medicare and Medicaid for hospice services.  As part of this investigation, the OIG selected medical records for 320 past and current patients from VITAS’ three largest programs for review.  It also sought policies and procedures dating back to 1998 covering admissions, certifications, recertifications and discharges.  During the third quarter of 2005 and again in May 2006, the OIG requested additional information from us.  The Court dismissed a related qui tam complaint filed in U.S. District Court for the Southern District of Florida with prejudice in July 2007.  The plaintiffs are appealing this dismissal.  Pretax expenses related to complying with OIG requests were immaterial for the three and nine months ended September 30, 2008 and 2007.

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

12.  Related Party Agreement
In October 2004, VITAS entered into a pharmacy services agreement ("Agreement") with Omnicare, Inc. ("OCR") whereby OCR provides specified pharmacy services for VITAS and its hospice patients in geographical areas served by both VITAS and OCR.  The Agreement has an initial term of three years that renews automatically for one-year terms.  Either party may cancel the Agreement at the end of any term by giving written notice at least 90 days prior to the end of said term.  In June 2004, VITAS entered into a pharmacy services agreement with excelleRx.  The agreement has a one-year term and automatically renews unless either party provides a 90-day written termination notice.  Subsequent to June 2004, OCR acquired excelleRx.  Under both agreements, VITAS made purchases of $8.3 million and $8.6 million for the three months ended September 30, 2008 and 2007, respectively.  Under both agreements, VITAS made purchases of $24.8 million and $25.1 million for the nine months ended September 30, 2008 and 2007, respectively.  VITAS has accounts payable to OCR of $960,000 at September 30, 2008.

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

13.  Cash Equivalents and Cash Overdrafts Payable
On September 30, 2008, we had $3.7 million in a mutual fund investing in U.S. Treasury securities.  We closely monitor the creditworthiness of the institutions with which we invest our overnight funds and the quality of the collateral underlying those investments.

Included in accounts payable at September 30, 2008 is cash overdrafts payable of $7.8 million (December 31, 2007 - $9.5 million).

14.  Capital Stock Transactions
On May 19, 2008 our Board of Directors authorized an additional $56 million to the April 2007 stock repurchase program.  For the nine months ended September 30, 2008 and 2007, we repurchased approximately 1.7 million shares at a weighted average cost of $39.73 per share and 2.1 million shares at a weighted average cost of $59.82 per share, respectively.

15.  Fair Value Measurements
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

As of September 30, 2008, we hold $28.9 million of investments in mutual funds and company owned life insurance policies in a Rabbi Trust related to certain of our deferred compensation plans.  These investments are valued using quoted prices in active markets for identical investments (Level 1).  We do not hold any financial assets for which the market for that asset is inactive.

16.  Recent Accounting Statements
In June 2008, the EITF reached a consensus on EITF Issue No. 07-5, “Determining Whether an Instrument (or an Embedded Feature) Is Indexed to an Entity’s Own Stock”.  The consensus provides additional guidance when determining whether an option or warrant on an entity’s own shares are eligible for the equity classification provided for in EITF 00-19.  The consensus is effective for fiscal years beginning after December 15, 2008.  We are currently evaluating the impact of this consensus on our outstanding options and warrants issued in connection with our 2007 convertible debt transaction.

In May 2008, the FASB issued Staff Position No. APB 14-1, “Accounting for Convertible Debt Instruments that may be Settled in Cash Upon Conversion (Including Partial Cash Settlement).”  This new guidance requires all convertible debentures classified as Instruments B or C under EITF 90-19 to separately account for the debt and equity pieces of the instrument.   At inception of the convertible instrument, cash flows related to the convertible instrument are to be discounted using a market rate of interest.  This will create a discount at inception to be recorded in equity.  The debt portion is to be accreted to its face value, through interest expense, over the life of the instrument using the effective interest method.  This will result in higher interest expense over the life of the instrument and an increase in equity at the inception of the instrument.  Debt issuance costs are also to be allocated between the debt and equity components using a rationale method.  Finally, the FSP requires that the Company value any embedded features of the instrument, other than the conversion option, as a part of the liability.  The new standard is effective for all fiscal years (and interim periods) beginning after December 15, 2008.  As such, we will adopt the new standard on January 1, 2009.  The FSP is to be applied retrospectively.  Upon adoption, our preliminary estimate is that our $200 million, 1.875% Convertible Debentures issued in May 2007 will have a discount of between $50 million and $60 million.

In May 2008, the FASB issued Statement of Financial Accounting Standard No. 162 “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”).  The purpose of this standard is to provide a consistent framework for determining what accounting principles should be used when preparing U.S. GAAP financial statements.  SFAS 162 categorizes accounting pronouncements in a descending order of authority.  In the instance of potentially conflicting accounting principles, the standard in the highest category must be used.  This statement will be effective 60 days after the SEC approves the Public Company Accounting and Oversight Board’s related amendments.  We believe that SFAS 162 will have no impact on our existing accounting methods.

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

17.  Guarantor Subsidiaries
Our 1.875% Notes are fully and unconditionally guaranteed on an unsecured, joint and severally liable basis by certain of our 100% owned subsidiaries.  The following unaudited, condensed, consolidating financial data presents the composition of the parent company (Chemed), the guarantor subsidiaries and the non-guarantor subsidiaries as of September 30, 2008 and December 31, 2007 for the balance sheet and the three and nine months ended September 30, 2008 and 2007 for the income statement and the statement of cash flows (dollars in thousands):

As of September 30, 2008		Guarantor	Non-Guarantor	Consolidating
	Parent	Subsidiaries	Subsidiaries	Adjustments	Consolidated
ASSETS
Cash and cash equivalents	$3,879	$(94)	$3,019	$-	$6,804
Accounts receivable, less allowances	917	86,417	872	-	88,206
Intercompany receivables	-	32,805	-	(32,805)	-
Inventories	-	6,828	666	-	7,494
Current deferred income taxes	(664)	15,923	241	-	15,500
Prepaid expenses and other current assets	1,427	6,196	79	-	7,702
Total current assets	5,559	148,075	4,877	(32,805)	125,706
Investments of deferred compensation plans held in trust	-	-	28,897	-	28,897
Properties and equipment, at cost, less accumulated depreciation	4,355	64,300	2,315	-	70,970
Identifiable intangible assets less accumulated amortization	-	62,151	1	-	62,152
Goodwill	-	435,352	4,557	-	439,909
Other assets	13,208	2,545	289	-	16,042
Investments in subsidiaries	552,070	13,022	-	(565,092)	-
Total assets	$575,192	$725,445	$40,936	$(597,897)	$743,676
LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable	$(1,881)	$47,700	$368	$-	$46,187
Intercompany payables	25,420	-	7,385	(32,805)	-
Current portion of long-term debt	10,000	166	-	-	10,166
Income taxes	(2,597)	4,831	502	-	2,736
Accrued insurance	(124)	34,691	-	-	34,567
Accrued salaries and wages	2,398	35,526	461	-	38,385
Other current liabilities	3,128	10,127	157	-	13,412
Total current liabilities	36,344	133,041	8,873	(32,805)	145,453
Deferred income taxes	(23,224)	38,387	(10,314)	-	4,849
Long-term debt	207,000	70	-	-	207,070
Deferred compensation liabilities	-	-	29,133	-	29,133
Other liabilities	4,024	2,080	19	-	6,123
Stockholders' equity	351,048	551,867	13,225	(565,092)	351,048
Total liabilities and stockholders' equity	$575,192	$725,445	$40,936	$(597,897)	$743,676

as of December 31, 2007		Guarantor	Non-Guarantor	Consolidating
	Parent	Subsidiaries	Subsidiaries	Adjustments	Consolidated
ASSETS
Cash and cash equivalents	$3,877	$(1,584)	$2,695	$-	$4,988
Accounts receivable, less allowances	706	99,900	564	-	101,170
Intercompany receivables	42,241	-	(3,925)	(38,316)	-
Inventories	-	6,116	480	-	6,596
Current deferred income taxes	130	13,964	118	-	14,212
Prepaid expenses and other current assets	884	9,521	91	-	10,496
Total current assets	47,838	127,917	23	(38,316)	137,462
Investments of deferred compensation plans held in trust	-	-	29,417	-	29,417
Note receivable	9,701	-	-	-	9,701
Properties and equipment, at cost, less accumulated depreciation	4,306	68,303	1,904	-	74,513
Identifiable intangible assets less accumulated amortization	-	65,176	1	-	65,177
Goodwill	-	433,946	4,743	-	438,689
Other assets	12,658	2,450	303	-	15,411
Investments in subsidiaries	500,952	11,005	-	(511,957)	-
Total assets	$575,455	$708,797	$36,391	$(550,273)	$770,370
LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable	$(1,236)	$47,035	$369	$-	$46,168
Intercompany payables	-	34,992	3,324	(38,316)	-
Current portion of long-term debt	10,000	162	-	-	10,162
Income taxes	1,137	3,034	50	-	4,221
Accrued insurance	255	36,082	-	-	36,337
Accrued salaries and wages	3,882	35,505	685	-	40,072
Other current liabilities	2,047	10,486	1,396	-	13,929
Total current liabilities	16,085	167,296	5,824	(38,316)	150,889
Deferred income taxes	(23,174)	39,247	(10,271)	-	5,802
Long-term debt	214,500	169	-	-	214,669
Deferred compensation liabilities	-	-	29,149	-	29,149
Other liabilities	3,695	1,797	20	-	5,512
Stockholders' equity	364,349	500,288	11,669	(511,957)	364,349
Total liabilities and stockholders' equity	$575,455	$708,797	$36,391	$(550,273)	$770,370

For the three months ended September 30, 2008		Guarantor	Non-Guarantor	Consolidating
	Parent	Subsidiaries	Subsidiaries	Adjustments	Consolidated
Continuing Operations
Net sales and service revenues	$-	$282,103	$6,209	$-	$288,312
Cost of services provided and goods sold	-	199,308	3,138	-	202,446
Selling, general and administrative expenses	5,015	39,725	(718)	-	44,022
Depreciation	130	5,122	189	-	5,441
Amortization	487	1,007	-	-	1,494
Total costs and expenses	5,632	245,162	2,609	-	253,403
Income/ (loss) from operations	(5,632)	36,941	3,600	-	34,909
Interest expense	(1,480)	(89)	(1)	-	(1,570)
Other (expense)/income - net	1,151	(1,138)	(1,921)	-	(1,908)
Income/ (loss) before income taxes	(5,961)	35,714	1,678	-	31,431
Income tax (provision)/ benefit	1,451	(13,533)	(1,401)	-	(13,483)
Equity in net income of subsidiaries	22,458	581	-	(23,039)	-
Income from continuing operations	17,948	22,762	277	(23,039)	17,948
Net income	$17,948	$22,762	$277	$(23,039)	$17,948

For the three months ended September 30, 2007		Guarantor	Non-Guarantor	Consolidating
	Parent	Subsidiaries	Subsidiaries	Adjustments	Consolidated
Continuing Operations
Net sales and service revenues	$-	$266,382	$6,121	$-	$272,503
Cost of services provided and goods sold	-	189,854	3,028	-	192,882
Selling, general and administrative expenses	4,155	37,755	616	-	42,526
Depreciation	123	4,940	157	-	5,220
Amortization	282	1,008	2	-	1,292
Total costs and expenses	4,560	233,557	3,803	-	241,920
Income/ (loss) from operations	(4,560)	32,825	2,318	-	30,583
Interest expense	(2,169)	(120)	(226)	-	(2,515)
Loss on extinguishment of debt	(83)	-	-	-	(83)
Other (expense)/income - net	2,838	(2,258)	(569)	-	11
Income/ (loss) before income taxes	(3,974)	30,447	1,523	-	27,996
Income tax (provision)/ benefit	1,570	(11,749)	(901)	-	(11,080)
Equity in net income of subsidiaries	20,521	790	-	(21,311)	-
Income from continuing operations	18,117	19,488	622	(21,311)	16,916
Discontinued Operations	-	1,201	-	-	1,201
Net income	$18,117	$20,689	$622	$(21,311)	$18,117

For the Nine Months Ending September 30, 2008		Guarantor	Non-Guarantor	Consolidating
	Parent	Subsidiaries	Subsidiaries	Adjustments	Consolidated
Continuing Operations
Net sales and service revenues	$-	$837,938	$18,798	$-	$856,736
Cost of services provided and goods sold	-	600,110	9,287	-	609,397
Selling, general and administrative expenses	13,544	118,255	1,271	-	133,070
Depreciation	372	15,355	522	-	16,249
Amortization	1,409	3,024	-	-	4,433
Total costs and expenses	15,325	736,744	11,080	-	763,149
Income/ (loss) from operations	(15,325)	101,194	7,718	-	93,587
Interest expense	(4,256)	(331)	(2)	-	(4,589)
Other (expense)/income - net	4,025	(3,683)	(2,553)	-	(2,211)
Income/ (loss) before income taxes	(15,556)	97,180	5,163	-	86,787
Income tax (provision)/ benefit	4,811	(36,492)	(3,088)	-	(34,769)
Equity in net income of subsidiaries	62,763	2,582	-	(65,345)	-
Income from continuing operations	52,018	63,270	2,075	(65,345)	52,018
Net income	$52,018	$63,270	$2,075	$(65,345)	$52,018

For the Nine Months Ending September 30, 2007		Guarantor	Non-Guarantor	Consolidating
	Parent	Subsidiaries	Subsidiaries	Adjustments	Consolidated
Continuing Operations
Net sales and service revenues	$-	$795,912	$18,417	$-	$814,329
Cost of services provided and goods sold	-	560,630	9,215	-	569,845
Selling, general and administrative expenses	14,513	119,397	2,776	-	136,686
Depreciation	366	14,075	456	-	14,897
Amortization	871	3,028	2	-	3,901
Other operating income	(1,138)	-	-	-	(1,138)
Total costs and expenses	14,612	697,130	12,449	-	724,191
Income/ (loss) from operations	(14,612)	98,782	5,968	-	90,138
Interest expense	(9,065)	(365)	(227)	-	(9,657)
Loss on extinguishment of debt	(13,798)	-	-	-	(13,798)
Other income - net	12,436	(8,885)	(483)	-	3,068
Income/ (loss) before income taxes	(25,039)	89,532	5,258	-	69,751
Income tax (provision)/ benefit	9,439	(34,182)	(2,438)	-	(27,181)
Equity in net income of subsidiaries- Non GS	59,371	2,988	-	(62,359)	-
Income from continuing operations	43,771	58,338	2,820	(62,359)	42,570
Discontinued Operations	-	1,201	-	-	1,201
Net income	$43,771	$59,539	$2,820	$(62,359)	$43,771

For the nine months ended September 30, 2008		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Consolidated
Cash Flow from Operating Activities:
Net cash (used)/provided by operating activities	$(6,959)	$94,811	$1,678	$89,530
Cash Flow from Investing Activities:
Capital expenditures	(429)	(11,685)	(989)	(13,103)
Business combinations, net of cash acquired	-	(1,578)	-	(1,578)
Net proceeds from sale of discontinued operations	8,980	-	-	8,980
Proceeds from sale of property and equipment	10	162	28	200
Other sources and uses - net	(495)	84	(10)	(421)
Net cash provided/ (used) by investing activities	8,066	(13,017)	(971)	(5,922)
Cash Flow from Financing Activities:
Decrease in cash overdrafts payable	(629)	(1,284)	-	(1,913)
Change in intercompany accounts	79,010	(79,144)	134	-
Dividends paid to shareholders	(4,352)	-	-	(4,352)
Purchases of treasury stock	(69,136)	-	-	(69,136)
Proceeds from exercise of stock options	290	-	-	290
Realized excess tax benefit on share based compensation	1,234	-	-	1,234
Repayment of long-term debt	(7,500)	(95)	-	(7,595)
Other sources and uses - net	(23)	221	(518)	(320)
Net cash used by financing activities	(1,106)	(80,302)	(384)	(81,792)
Net increase in cash and cash equivalents	1	1,492	323	1,816
Cash and cash equivalents at beginning of year	3,877	(1,584)	2,695	4,988
Cash and cash equivalents at end of period	$3,878	$(92)	$3,018	$6,804

For the nine months ended September 30, 2007		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Consolidated
Cash Flow from Operating Activities:
Net cash provided by operating activities	$4,821	$83,913	$1,409	$90,143
Cash Flow from Investing Activities:
Capital expenditures	(175)	(19,469)	(501)	(20,145)
Business combinations, net of cash acquired	-	(1,079)	-	(1,079)
Net payments from sale of discontinued operations	(2,382)	(3,739)	-	(6,121)
Proceeds from sale of property and equipment	2,964	83	25	3,072
Other uses - net	(680)	(721)	(14)	(1,415)
Net cash used by investing activities	(273)	(24,925)	(490)	(25,688)
Cash Flow from Financing Activities:
Increase/(decrease) in cash overdrafts payable	(352)	2,906	-	2,554
Change in intercompany accounts	66,481	(63,165)	(3,316)	-
Dividends (paid to)/received from shareholders	(4,441)	1,446	(1,446)	(4,441)
Purchases of treasury stock	(130,873)	-	-	(130,873)
Proceeds from exercise of stock options	2,429	-	-	2,429
Realized excess tax benefit on share based compensation	2,506	-	-	2,506
Purchase of note hedges	(55,093)	-	-	(55,093)
Proceeds from issuance of warrants	27,614	-	-	27,614
Proceeds from issuance of long-term debt	300,000	-	-	300,000
Debt issuance costs	(6,887)	-	-	(6,887)
Repayment of long-term debt	(215,500)	(144)	-	(215,644)
Other sources and uses - net	27	(1)	810	836
Net cash used by financing activities	(14,089)	(58,958)	(3,952)	(76,999)
Net increase/(decrease) in cash and cash equivalents	(9,541)	30	(3,033)	(12,544)
Cash and cash equivalents at beginning of period	25,258	(1,314)	5,330	29,274
Cash and cash equivalents at end of period	$15,717	$(1,284)	$2,297	$16,730

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations
Executive Summary
We operate through our two wholly owned subsidiaries, VITAS Healthcare Corporation and Roto-Rooter Group, Inc.  VITAS focuses on hospice care that helps make terminally ill patients’ final days as comfortable as possible.  Through its team of doctors, nurses, home health aides, social workers, clergy and volunteers, VITAS provides direct medical services to patients, as well as spiritual and emotional counseling to both patients and their families.  Roto-Rooter’s services are focused on providing plumbing and drain cleaning services to both residential and commercial customers.  Through its network of company-owned branches, independent contractors and franchisees, Roto-Rooter offers plumbing and drain cleaning service to over 90% of the U.S. population.  The following is a summary of the key operating results for the three and nine months ended September 30, 2008 and 2007 (in thousands except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Consolidated service revenues and sales	$288,312	$272,503	$856,736	$814,329
Consolidated income from continuing operations	$17,948	$16,916	$52,018	$42,570
Diluted EPS from continuing operations	$0.79	$0.69	$2.20	$1.69

For the three months ended September 30, 2008, the increase in consolidated service revenues and sales was driven by a 9% increase at VITAS offset by a 1% decline at Roto-Rooter.  The increase at VITAS was primarily the result of a 4% increase in average daily census (ADC) from the third quarter of 2007, the October 1, 2007 Medicare reimbursement rate increase of approximately 3% and a shift in the mix of care provided.  Roto-Rooter was driven by a 12% decrease in job count offset by an 11% price and mix shift increase.

For the nine months ended September 30, 2008, the increase in consolidated service revenues and sales was driven by an 8% increase at VITAS offset by a 1% decline at Roto-Rooter.  The increase at VITAS was primarily the result of a 4% increase in ADC, the October 1, 2007 Medicare reimbursement rate increase and a slight shift in mix of service provided.  Roto-Rooter was driven by a 9% decrease in job count offset by a 8% increase in price and mix shift increase.  Consolidated  income from continuing operations for 2007 includes a $13.8 million pretax loss on extinguishment of debt which did not recur for the same time period of 2008.  Diluted EPS increased as the result of increased earnings and a reduction of diluted share count due to our stock repurchase program.

Financial Condition
Liquidity and Capital Resources
Significant changes in the balance sheet accounts from December 31, 2007 to September 30, 2008 include the following:

•	The notes receivable due from Patient Care were collected in full during the first quarter of 2008.
•	The increase in treasury stock relates to the repurchase of approximately 1.7 million shares under the 2007 Share Repurchase Program since year end.

Net cash provided by operations decreased $613,000 due primarily to the non-cash impact of writing-off debt issuance costs and the long-term incentive compensation costs in 2007 offset by the increase in net income.  Capital expenditures for the first nine months of 2008 decreased by $7.0 million compared to the same period in 2007 due mainly to the development of a patient information capture software system in 2007 at VITAS.

We have issued $27.3 million in standby letters of credit as of September 30, 2008 mainly for insurance purposes.  Issued letters of credit reduce our available credit under the revolving credit agreement.  As of September 30, 2008, we have approximately $147.7 million of unused lines of credit available and eligible to be drawn down under our revolving credit facility, excluding the expansion feature.  We believe our liquidity and sources of capital are satisfactory for our capital and operating requirements in the foreseeable future.

Commitments and Contingencies
Collectively, the terms of our credit agreements require us to meet various financial covenants, to be tested quarterly.  In connection therewith, we are in compliance with all financial and other debt covenants as of September 30, 2008 and anticipate remaining in compliance throughout 2008.

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

In April 2007, our Roto-Rooter subsidiary was named in a class action lawsuit filed in San Mateo Superior Court by Stanley Ita (“Ita”) alleging class-wide wage and hour violations at one California branch.  This suit alleges failure to provide meal and break periods, credit for work time beginning from the first call to dispatch rather than arrival at first assignment and improper calculations of work time and overtime.  The case sought payment of penalties, interest and Plaintiffs’ attorney fees.  After the suit was filed, we offered a settlement to certain members of the class and paid approximately $200,000.  In January 2008, we agreed to a tentative settlement with the remaining members of the class for approximately $1.8 million.  The tentative settlement was preliminarily approved by the court in May 2008.  Final approval and payment of the settlement was made in August 2008.  The settlement was accrued in the fourth quarter of 2007.

In April 2005, the Office of Inspector General (“OIG”) for the Department of Health and Human Services served VITAS with civil subpoenas relating to VITAS’ alleged failure to appropriately bill Medicare and Medicaid for hospice services.  As part of this investigation, the OIG selected medical records for 320 past and current patients from VITAS’ three largest programs for review.  It also sought policies and procedures dating back to 1998 covering admissions, certifications, recertifications and discharges.  During the third quarter of 2005 and again in May 2006, the OIG requested additional information from us.  The Court dismissed a related qui tam complaint filed in U.S. District Court for the Southern District of Florida with prejudice in July 2007.  The plaintiffs are appealing this dismissal.  Pretax expenses related to complying with OIG requests were immaterial for the three and nine months ended September 30, 2008 and 2007.  The government continues to investigate the complaint’s allegations.  We are unable to predict the outcome of this matter or the impact, if any, that the investigation may have on our business, results of operations, liquidity or capital resources.  Regardless of outcome, responding to the subpoenas and defending the litigation can adversely affect us through defense costs, diversion of our time and related publicity.

Results of Operations
Three months ended September 30, 2008 versus 2007 - Consolidated Results
Our service revenues and sales for the third quarter of 2008 increased 5.8% versus revenues for the third quarter of 2007.  Of this increase, $16.5 million was attributable to VITAS offset by a $673,000 decrease attributable to Roto-Rooter, as follows (dollars in thousands):

	Increase/(Decrease)
	Amount	Percent
VITAS
Routine homecare	$12,326	9.0%
Continuous care	2,148	7.4%
General inpatient	1,294	5.7%
Medicare cap	714	-
Roto-Rooter
Plumbing	1,054	3.0%
Drain cleaning	(1,381)	-3.8%
Other	(346)	-2.8%

Total	$15,809	5.8%

The increase in VITAS’ revenues for the third quarter of 2008 versus the third quarter of 2007 is attributable to an increase in ADC of 4.7% for routine homecare and a 1.6% increase in continuous care offset by a 0.5% decline in general inpatient care. ADC is a key measure we use to monitor volume growth in our hospice business.  Changes in total program admissions and average length of stay for our patients are the main drivers of changes in ADC. The remainder of the revenue increase is due primarily to the annual increase in Medicare reimbursement rates in the fourth quarter of 2007.  In excess of 90% of VITAS’ revenues for the period were from Medicare and Medicaid.  We recorded a $714,000 reduction in revenue in September 2007 related to Medicare cap billing limitations for the 2006 measurement period for 3 programs.  The adjustment for the 2006 measurement period was due to the normal allocation of transferred patients performed by the Federal government’s fiscal intermediary.  We did not record any Medicare cap billing limitations related to the 2007 or 2008 measurement period.

The increase in the plumbing revenues for the third quarter of 2008 versus 2007 comprises a 10.1% decrease in the number of jobs performed more than offset by a 14.8% increase caused by increased prices and job mix.  During the third quarter of 2008, we experienced a significant increase in excavation jobs for our plumbing business which generally have higher revenue per job than other plumbing jobs.  The decrease in drain cleaning revenues for the third quarter of 2008 versus 2007 comprised a 12.3% decline in the number of jobs offset by a 9.4% increase caused by increased prices and job mix.

The consolidated gross margin was 29.8% in the third quarter of 2008 as compared with 29.2% in the third quarter of 2007.  On a segment basis, VITAS’ gross margin was 23.6% in the third quarter of 2008 and 21.4% in the third quarter of 2007.  The increase in VITAS’ gross margin in 2008 is attributable to a reduction in the Medicare cap expense in 2007 of $714,000, as well as the continued focus on more efficient scheduling of direct labor. The Roto-Rooter segment’s gross margin was 45.1% in the third quarter of 2008 and 46.9% in the third quarter of 2007.  The decrease in Roto-Rooter’s gross margin in 2008 is primarily attributable to an increase in large medical claims affecting our health insurance costs.

Selling, general and administrative expenses (“SG&A”) for the third quarter of 2008 were $44.0 million, an increase of $1.5 million (3.5%) versus the third quarter of 2007.  The increase is due mainly to higher variable selling costs and increased stock-based compensation costs related to the May 2008 stock option grant.

Interest expense, substantially all of which is incurred at Corporate, declined from $2.5 million in the third quarter of 2007 to $1.6 million in the third quarter of 2008.  This decline is due to debt repayments made during the most recent twelve months and a decrease in the average interest rate on our floating rate debt.

Other (expense)/income - net decreased from income of $11,000 in the third quarter of 2007 to a loss of $1.9 million in the third quarter of 2008.  The decrease is attributable to market losses from investments held in our deferred compensation benefit trusts.

Our effective income tax rate was 42.9% in the third quarter of 2008 compared to 39.6% in the third quarter of 2007.  The increase in the effective income tax rate is due to the impact of non-deductible market losses on investments in our deferred compensation benefit trusts.

During the third quarter of 2007, we recorded a $1.2 million aftertax adjustment related to the Medicare cap liability for our discontinued Phoenix program.  No such adjustment was required during 2008.  Income from continuing operations and net income for both periods included the following aftertax special items/adjustments that reduced aftertax earnings (in thousands):

	Three Months Ended September 30,
	2008	2007
Stock-option expense	$1,334	$1,011
Income tax impact of non-deductible losses on investments in our deferred compensation trusts	1,237	123
Legal expenses of OIG Investigation	1	30
Loss on extinguishment of debt	-	52
	$2,572	$1,216

Three-months ended September 30, 2008 versus 2007-Segment Results
The change in aftertax earnings for the third quarter of 2008 versus the third quarter of 2007 is due to (in thousands):

	Net Income
	Increase/(Decrease)
	Amount	Percent
VITAS	$3,640	26.1%
Roto-Rooter	(1,279)	-13.8%
Corporate	(1,329)	-21.3%
Discontinued operations	(1,201)	100.0%
	$(169)	-0.9%

Nine-months ended September 30, 2008 versus 2007-Consolidated Results
Our service revenues and sales for the first nine months of 2008 increased 5.2% versus revenues for the first nine months of 2007.  Of this increase, $44.4 million was attributable to VITAS offset by a $2.0 million decline attributable to Roto-Rooter, as follows (in thousands):

	Increase/(Decrease)
	Amount	Percent
VITAS
Routine homecare	$32,327	8.0%
Continuous care	6,367	7.4%
General inpatient	5,429	7.9%
Medicare cap	242	-100%
Roto-Rooter
Plumbing	1,332	1.3%
Drain cleaning	(2,473)	-2.2%
Other	(817)	-2.2%
Total	$42,407	5.2%

The increase in VITAS’ revenues for the first nine months of 2008 versus the first nine months of 2007 is attributable to an increase in ADC of 4.0% for routine homecare, 2.9% for general inpatient and 1.8% for continuous care.  ADC is a key measure we use to monitor volume growth in our hospice business.  Changes in total program admissions and average length of stay for our patients are the main drivers of changes in ADC. The remainder of the revenue increase is due primarily to the annual increase in Medicare reimbursement rates in the fourth quarter of 2007.  We recorded a $242,000 reduction in revenue during the first nine months of 2007 related to Medicare cap billing limitations from prior years.

The increase in the plumbing revenues for the first nine months of 2008 versus 2007 comprises a 7.5% decrease in the number of jobs performed and a 9.4% increase due to increased price and job mix.  During the first nine months of 2008, we experienced a significant increase in excavation jobs for our plumbing business which generally have higher revenue per job than other plumbing jobs.  The decrease in drain cleaning revenues for the first nine months of 2008 versus 2007 comprised a 10.3% decline in the number of jobs offset by an 8.8% increase due to increased price and job mix.

The consolidated gross margin was 28.9% in the first nine months of 2008 as compared with 30.0% in the first nine months of 2007.  On a segment basis, VITAS’ gross margin was 21.8% in the first nine months of 2008 and 22.1% in the first nine months of 2007.  The Roto-Rooter segment’s gross margin was 45.6% in the first nine months of 2008 as compared to 47.3% in the first nine months of 2007.  The decrease in Roto-Rooter’s gross margin in 2008 is primarily attributable to an increase in large medical claims affecting our health insurance costs.

SG&A for the first nine months of 2008 was $133.1 million, a decrease of $3.6 million (2.6%) versus the first nine months of 2007.  The decrease is largely due to 2007 expenses of $7.1 million related to the LTIP offset by higher expenses due to increased variable selling expenses as well as higher stock option expense.  There have been no LTIP costs during the first nine months of 2008.

Interest expense, substantially all of which is incurred at Corporate, declined from $9.7 million in the first nine months of 2007 to $4.6 million in the first nine months of 2008.  This decline is due to the reduction in debt outstanding and our refinancing transactions in May 2007.  The loss on extinguishment of debt is also the result of the May 2007 refinancing transactions.

Other (expense)/income - net decreased from income of $3.1 million in the first nine months of 2007 to a loss of $2.2 million in the first nine months of 2008.  The decrease is attributable to market losses from investments held in our deferred compensation benefit trusts.

Our effective income tax rate was 40.1% for the first nine months of 2008 as compared to 39.0% for the same period of 2007.  The increase in the effective income tax rate is due to the impact of non-deductible market losses on investments in our deferred compensation benefit trusts.

During the first nine months of 2007, we recorded a $1.2 million aftertax adjustment related to the Medicare cap liability for our discontinued Phoenix program.  No such adjustment was required during 2008.  Income from continuing operations and net income for both periods included the following aftertax special items/adjustments that (increased)/reduced aftertax earnings (in thousands):

	Nine Months Ended September 30,
	2008	2007
Stock-option expense	$3,228	$1,952
Income tax impact of non-deductible losses on investments in our deferred compensation trusts	1,237	123
Unreserved prior year insurance claim	358	-
Legal expenses of OIG investigation	27	117
Tax adjustments from prior year returns	(322)	-
Loss on extinguishment of debt	-	8,778
Long-term incentive compensation award	-	4,427
Gain on sale of Florida call center	-	(724)
Other	-	(296)
	$4,528	$14,377

Nine-months ended September 30, 2008 versus 2007-Segment Results
The change in aftertax earnings for the first nine months of 2008 versus the first nine months of 2007 is due to (in thousands):

	Net Income
	Increase/(Decrease)
	Amount	Percent
VITAS	$2,118	4.9%
Roto-Rooter	(3,788)	-13.0%
Corporate	11,118	37.4%
Discontinued operations	(1,201)	100.0%
	$8,247	18.8%

The following chart updates historical unaudited financial and operating data of VITAS (dollars in thousands, except dollars per patient day):

CHEMED CORPORATION AND SUBSIDIARY COMPANIES
OPERATING STATISTICS FOR VITAS SEGMENT
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
OPERATING STATISTICS	2008	2007	2008	2007
Net revenue
Homecare	$149,732	$137,406	$436,075	$403,748
Inpatient	24,155	22,861	74,497	69,068
Continuous care	31,069	28,921	92,017	85,650
Total before Medicare cap allowance	204,956	189,188	602,589	558,466
Medicare cap allowance	-	(714)	-	(242)
Total	$204,956	$188,474	$602,589	$558,224
Net revenue as a percent of total
before Medicare cap allowance
Homecare	73.0%	72.6%	72.4%	72.3%
Inpatient	11.8	12.1	12.3	12.4
Continuous care	15.2	15.3	15.3	15.3
Total before Medicare cap allowance	100.0	100.0	100.0	100.0
Medicare cap allowance	-	(0.4)	-	-
Total	100.0%	99.6%	100.0%	100.0%
Average daily census ("ADC") (days)
Homecare	7,534	7,039	7,346	6,914
Nursing home	3,570	3,567	3,562	3,572
Routine homecare	11,104	10,606	10,908	10,486
Inpatient	410	412	429	417
Continuous care	519	511	521	512
Total	12,033	11,529	11,858	11,415

Total Admissions	13,317	13,436	42,485	41,204
Total Discharges	13,279	13,403	41,992	40,823
Average length of stay (days)	74.1	76.7	72.9	76.7
Median length of stay (days)	15.0	14.0	14.0	13.0
ADC by major diagnosis
Neurological	32.5%	32.8%	32.5%	33.1%
Cancer	19.9	20.3	19.9	19.9
Cardio	12.8	14.2	12.9	14.5
Respiratory	6.5	6.8	6.7	6.9
Other	28.3	25.9	28.0	25.6
Total	100.0%	100.0%	100.0%	100.0%
Admissions by major diagnosis
Neurological	18.2%	18.2%	18.4%	18.5%
Cancer	37.6	37.5	35.6	35.9
Cardio	11.3	12.1	11.8	12.8
Respiratory	7.0	7.1	7.8	7.6
Other	25.9	25.1	26.4	25.2
Total	100.0%	100.0%	100.0%	100.0%
Direct patient care margins
Routine homecare	52.4%	51.0%	51.2%	50.9%
Inpatient	16.6	15.9	17.9	18.3
Continuous care	18.0	16.9	17.4	18.2
Homecare margin drivers (dollars per patient day)
Labor costs	$48.59	$48.86	$50.16	$48.98
Drug costs	7.85	7.88	7.70	7.95
Home medical equipment	6.28	5.65	6.22	5.73
Medical supplies	2.17	2.22	2.35	2.16
Inpatient margin drivers (dollars per patient day)
Labor costs	$262.98	$274.64	$263.71	$263.11
Continuous care margin drivers (dollars per patient day)
Labor costs	$512.04	$490.94	$511.81	$479.83
Bad debt expense as a percent of revenues	1.0%	0.9%	1.0%	0.9%
Accounts receivable --
days of revenue outstanding	46.9	39.6	N.A.	N.A.

VITAS has 6 large (greater than 450 ADC), 17 medium (greater than 200 but less than 450 ADC) and 23 small (less than 200 ADC) hospice programs. There are three programs at September 30, 2008 with Medicare cap cushion of less than 10% for the measurements period.

Direct patient care margins exclude indirect patient care and administrative costs, as well as Medicare Cap billing limitation.

Recent Accounting Statements
In June 2008, the EITF reached a consensus on EITF Issue No. 07-5, “Determining Whether an Instrument (or an Embedded Feature) Is Indexed to an Entity’s Own Stock”.  The consensus provides additional guidance when determining whether an option or warrant on an entity’s own shares is eligible for the equity classification provided for in EITF 00-19.  The consensus is effective for fiscal years beginning after December 15, 2008.  We are currently evaluating the impact of this consensus on our outstanding options and warrants issued in connection with our 2007 convertible debt transaction.

In May 2008, the FASB issued Staff Position No. APB 14-1, “Accounting for Convertible Debt Instruments that may be Settled in Cash Upon Conversion (Including Partial Cash Settlement).”  This new guidance requires all convertible debentures classified as Instruments B or C under EITF 90-19 to separately account for the debt and equity pieces of the instrument.   At inception of the convertible instrument, cash flows related to the convertible instrument are to be discounted using a market rate of interest.  This will create a discount at inception to be recorded in equity.  The debt portion is to be accreted to its face value, through interest expense, over the life of the instrument using the effective interest method.  This will result in higher interest expense over the life of the instrument and an increase in equity at the inception of the instrument.  Debt issuance costs are also to be allocated between the debt and equity components using a rationale method.  Finally, the FSP requires that the Company value any embedded features of the instrument, other than the conversion option, as a part of the liability.  The new standard is effective for all fiscal years (and interim periods) beginning after December 15, 2008.  As such, we will adopt the new standard on January 1, 2009.  The FSP is to be applied retrospectively.  Upon adoption, our preliminary estimate is that our $200 million, 1.875% Convertible Debentures issued in May 2007 will have a discount of between $50 million and $60 million.

In May 2008, the FASB issued Statement of Financial Accounting Standard No. 162 “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”).  The purpose of this standard is to provide a consistent framework for determining what accounting principles should be used when preparing U.S. GAAP financial statements.  SFAS 162 categorizes accounting pronouncements in a descending order of authority.  In the instance of potentially conflicting accounting principles, the standard in the highest category must be used.  This statement will be effective 60 days after the SEC approves the Public Company Accounting and Oversight Board’s related amendments.  We believe that SFAS 162 will have no impact on our existing accounting methods.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk
Our primary market risk exposure relates to interest rate risk exposure through variable interest rate borrowings.  At September 30, 2008, we had $17.0 million of variable rate debt outstanding.  A 1% change in the interest rate on our variable interest rate borrowings would have a $170,000 full-year impact on our interest expense.  At September 30, 2008, the fair value of our Senior Convertible Notes approximates $153.3 million.

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

PART II.  OTHER INFORMATION
Item 2(c).  Purchases of Equity Securities by the Issuer and Affiliated Purchasers
The following table shows the activity related to our share repurchase programs for the nine months ended September 30, 2008:

	Total	Weighted Average	Cumulative Shares	Dollar Amount
	Number of Shares	Price Paid Per	Repurchased Under	Remaining Under
	Repurchased	Share	the Program	The Program
April 2007 Program
January 1 through January 31, 2008	-	$-	1,293,250	$65,004,906
February 1 through February 29, 2008	300,000	$49.19	1,593,250	$50,247,480
March 1 through March 31, 2008	-	$-	1,593,250	$50,247,480
First Quarter - April 2007 Program	300,000	$49.19
April 1 through April 30, 2008	-	$-	1,593,250	$50,247,480
May 1 through May 31, 2008	382,629	$34.66	1,975,879	$93,047,996
June 1 through June 30, 2008	447,068	$36.15	2,422,947	$76,887,912
Second Quarter - April 2007 Program	829,697	$35.46
July 1 through July 31, 2008	260,000	$36.75	2,682,947	$67,331,650
August 1 through August 30, 2008	300,000	$44.64	2,982,947	$53,940,328
September 1 through September 30, 2008	-	$-	2,982,947	$53,940,328
Third Quarter - April 2007 Program	560,000	$40.98

On April 26, 2007, our Board of Directors authorized a $150 million share repurchase plan with no expiration date.

On May 20, 2008, our Board of Directors authorized an additional $56 million under the April 2007 Program.

Item 6.  Exhibits

Exhibit No.	Description
31.1	Certification by Kevin J. McNamara pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act of 1934.

31.2	Certification by David P. Williams pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act of 1934.

31.3	Certification by Arthur V. Tucker, Jr. pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act of 1934.

32.1	Certification by Kevin J. McNamara pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by David P. Williams pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.3	Certification by Arthur V. Tucker, Jr. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Chemed Corporation
(Registrant)

Dated:	October 23, 2008	By:	Kevin J. McNamara
Kevin J. McNamara
(President and Chief Executive Officer)

Dated:	October 23, 2008	By:	David P. Williams
David P. Williams
(Executive Vice President and Chief Financial Officer)

Dated:	October 23, 2008	By:	Arthur V. Tucker, Jr.
Arthur V. Tucker, Jr.
(Vice President and Controller)