Form 10-K
period 2008-12-31
CHEMED CORP
filed 2009-02-27
CIK 19584

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
ANNUAL REPORT
PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

☑	For the fiscal year ended December 31, 2008

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Transition Period from                      to
Commission File Number: 1-8351
CHEMED CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	31-0791746
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

2600 Chemed Center, 255 East Fifth Street, Cincinnati, Ohio (Address of principal executive offices)	45202-4726 (Zip Code)
(513) 762-6900
(Registrant’s Telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of each exchange on which registered

Capital Stock — Par Value $1 Per Share	New York Stock Exchange
Securities registered pursuant to Section 12(b) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☑      No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐      No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑      No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, if definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes Yes ☐      No ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐      No ☑
The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the average bid and asked price of said stock on the New York Stock Exchange — Composite Transaction Listing on June 30, 2008 ($36.72 per share), was $817,562,942.
At February 16, 2009, 22,530,217 shares of Chemed Capital Stock (par value $1 per share) were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE

Document	Where Incorporated
2008 Annual Report to Stockholders (specified portions)	Parts I, II, and IV
Proxy Statement for Annual Meeting to be held May 18, 2009	Part III

CHEMED CORPORATION
2008 FORM 10-K ANNUAL REPORT

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
     On April 2, 1991, the Company completed the sale of DuBois Chemicals, Inc. (“DuBois”), a wholly owned subsidiary, to the Diversey Corporation (“Diversey”), then a subsidiary of The Molson Companies Ltd. Under terms of the sale, Diversey agreed to pay the Company net cash payments aggregating $223.4 million, including deferred payments aggregating $32.4 million.
     On December 21, 1992, the Company acquired The Veratex Corporation and related businesses (“Veratex Group”) from Omnicare, Inc. The purchase price was $62.1 million in cash paid at closing, plus a post-closing payment of $1.5 million (paid in April 1993) based on the net assets of Veratex.
     Effective January 1, 1994, the Company acquired all the capital stock of Patient Care, Inc. (“Patient Care”), for cash payments aggregating $20.6 million, plus 35,000 shares of the Company’s Capital Stock. An additional cash payment of $1.0 million was made on March 31, 1996 and another payment of $1.0 million was made on March 31, 1997.
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
     Effective October 11, 2002, the Company sold its Patient Care subsidiary (“Patient Care”) to an investor group that included Schroder Ventures Life Sciences Group, Oak Investment Partners, Prospect Partners and Salix

Ventures. The cash proceeds to the Company totaled $57.5 million, of which $5.0 million was placed in escrow pending settlement of Patient Care’s receivables with third-party payers. Of this amount, $2.5 million was distributed as of October 2003, $1.7 million was distributed as of November 2004 and the remainder was distributed as of October 2006. In addition, the Company received a senior subordinated note receivable (“Note”) for $12.5 million and a common stock purchase warrant (“Warrant”) for 2% of the outstanding stock of the purchasing company. The Note was due October 11, 2007, and bore interest at the annual rate of 7.5% through September 30, 2004, 8.5% from October 1,2004, through September 30, 2005, and 9.5% thereafter. This sale was the subject of litigation which settled in October 2006. We agreed to forgive $1.2 million of post-closing balance sheet valuation adjustments and convert the remainder into debt secured by a $2.2 million promissory note with the same terms as the $12.5 million Note. As part of the settlement, we also recorded a pretax impairment charge of $1.4 million related to the Warrant. In December 2007 we amended the terms of both notes. We agreed to waive the prepayment penalties if Patient Care paid $5 million of principal on or before December 31, 2007 and the remainder on or before March 31, 2008, which it paid.
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
     During 2008 the Company conducted its business operations in two segments: Vitas Group (“Vitas”) and the Roto-Rooter Group (“Roto-Rooter”).
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
Financial Information about Industry Segments
     The required segment and geographic data for the Company’s continuing operations (as described below) for three years ended December 31, 2006, 2007 and 2008 are shown in Note 4 of the Notes to Consolidated Financial Statements on pages 17-19 of the 2008 Annual Report to Stockholders and are incorporated herein by reference.

Description of Business by Segment
     The information called for by this item is included within Note 4 of the Notes to Consolidated Financial Statements appearing on pages 17-19 of the 2008 Annual Report to Stockholders is incorporated herein by reference.
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
Raw Materials
     The principal raw materials needed for the Company’s manufacturing operations are purchased from United States sources. Product sales from goods manufactured by Roto-Rooter represent less than 3% of Chemed’s total service revenues and sales. No segment of the Company experienced any material raw material shortages during 2008, although such shortages may occur in the future. Products manufactured and sold by the Company’s Roto-Rooter segment generally may be reformulated to avoid the adverse impact of specific raw material shortage.
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
     “Vitas” and “Innovative Hospice Care” are trademarks and servicemarks of Vitas Healthcare Corporation. The Company and its subsidiaries also own certain trade secrets including training manuals, cost information, customer information and software source codes.
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
Vitas
     Hospice care in the United States is competitive. Because programs for hospice services are generally uniform, Vitas competes primarily on the basis of its ability to deliver quality, responsive services. Vitas is the nation’s largest provider of hospice services in a market dominated by small, non-profit, community-based hospices. Approximately 50% of all hospices are not-for-profit. Because the hospice care market is highly fragmented, Vitas competes with a large number of organizations.

     Vitas also competes with a number of national and regional hospice providers, including Odyssey Healthcare, Inc., hospitals, nursing homes, home health agencies and other health care providers. Many providers offer home care to patients who are terminally ill, and some actively market palliative care and hospice-like programs. In addition, various health care companies have diversified into the hospice market. Some of these health care companies have greater financial resources than Vitas.
     Relatively few barriers to entry exist in the majority of markets served by Vitas. Accordingly, other companies that are not currently providing hospice care may enter these markets and expand the variety of services they offer to include hospice.
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
     Overview of Government Payments—General. Over 90% of Vitas’ revenue consisted of payments from the Medicare and Medicaid programs. Such payments are made primarily on a “per diem” basis. Under the per diem reimbursement methodology, Vitas is essentially at risk for the cost of eligible services provided to hospice patients. Profitability is therefore largely dependent upon Vitas’ ability to manage the costs of providing hospice services to patients. Increases in operating costs, such as labor and supply costs that are subject to inflation and other increases, without a compensating increase in Medicare and Medicaid rates, could have a material adverse effect on Vitas’ business in the future. The Medicare and Medicaid programs are increasing pressure to control health care costs and to decrease or limit increases in reimbursement rates for health care services. As with most government programs, the Medicare and Medicaid programs are subject to statutory and regulatory changes, possible retroactive and prospective rate and payment adjustments, administrative rulings, freezes and funding reductions, all of which may adversely affect the level of program payments and could have a material adverse effect on Vitas’ business. Vitas’ levels of revenues and profitability are subject to the effect of legislative and regulatory changes, including possible reductions in coverage or payment rates, or changes in methods of payment, by the Medicare and Medicaid programs.
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
Continuous Home Care. Continuous home care, which Vitas refers to as “Intensive Comfort Care”, is provided to patients while at home, during periods of crisis when intensive monitoring and care, primarily nursing care, is required in order to achieve palliation or management of acute medical symptoms. Continuous home care requires a minimum of 8 hours of care within a 24-hour day, which begins and ends at midnight. The care must be predominantly nursing care provided by either a registered nurse or licensed practical nurse. While the published Medicare continuous home care rates are daily rates, Medicare actually pays for continuous home care services on an hourly basis. This hourly rate is calculated by dividing the daily rate by 24.
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
     Medicare Payment for Physician Services. Payment for direct patient care physician services delivered by hospice physicians is billed separately by the hospice to the Medicare intermediary and paid at the lesser of the actual charge or the Medicare allowable charge for these services. This payment is in addition to the daily rates Vitas receives for hospice care. Payment for hospice physicians’ administrative and general supervisory activities is included in the daily rates discussed above. Payments for attending physician professional services (other than services furnished by hospice physicians) are not paid to the hospice, but rather are paid directly to the attending physician by the Medicare intermediary. For fiscal 2008, 1.8% of Vitas’ net revenue was attributable to physician services.
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
     Second, Medicare payments to a hospice are also subject to a separate cap based on overall average payments per admission. Any payments exceeding this overall hospice cap must be refunded by the hospice. This cap was set at $22,386.15 per admission for the twelve-month period ended on October 31, 2008, and is adjusted annually to account for inflation. Vitas’ hospices may be subject to future payment reductions or recoupments as the result of this cap. As of December 31, 2008 we recorded no cap liability for 2008. We recorded a cap liability of $235,000 for one program for the 2009 measurement period.
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
Overview of Government Payments — Medicaid
     Medicaid Coverage and Reimbursements. State Medicaid programs are another source of Vitas’ net patient revenue. Medicaid is a state-administered program financed by state funds and matching federal funds to provide medical assistance to the indigent and certain other eligible persons. In 1986, hospice services became an optional state Medicaid benefit. For those states that elect to provide a hospice benefit, the Medicaid program is required to pay the hospice at rates at least equal to the rates provided under Medicare and calculated using the same methodology. States maintain flexibility to establish their own hospice election procedures and to limit the number and duration of benefit periods for which they will pay for hospice services. Reimbursement from state Medicaid programs in 2008 accounted for 5% of Vitas’ revenues.
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
     Adjustments to Medicare and Medicaid Payment Rates. Payment rates under the Medicare and Medicaid programs are adjusted annually based upon the Hospital Market Basket Index; however, the adjustments have historically been less than actual inflation. On October 1, 2005 the base rates increased by 3.4%. On October 1, 2006 the base rates increased by 3.4%. On October 1, 2007, the base rates increased by 3.3%. On October 1, 2008 the base rates increased by 2.5%. These base rates are further modified by the Hospice Wage Index to reflect local differences in wages according to the revised wage index. It is possible that there will be further modifications to the rate structure under which the Medicare or Medicaid programs pay for hospice care services. Any future reductions in the rate of increase in Medicare and Medicaid payments may have an adverse impact on Vitas’ net patient service revenue and profitability.

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
     On April 7, 2005 the Company announced the Office of Inspector General (“OIG”) for the Department of Health and Human Services served Vitas with civil subpoenas relating to Vitas’ alleged failure to appropriately bill Medicare and Medicaid for hospice services. As part of this investigation, the OIG selected medical records for 320 past and current patients from Vitas’ three largest programs for review. It also sought policies and procedures dating back to 1998 covering admissions, certifications, recertifications, and discharges. During the third quarter of 2005 and again in May 2006, the OIG requested additional information of the Company. The court dismissed a related qui tam complaint filed in U.S. District Court for the Southern District of Florida with prejudice in July 2007. The plaintiffs appealed this dismissal, which the Court of Appeals affirmed. The government continues to investigate the complaint’s allegations.
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
     At December 31, 2008, the Company’s accrual for its estimated liability for potential environmental cleanup and related costs arising from the sale of DuBois Chemicals Inc. (“DuBois”) amounted to $1.7 million. Of this balance, $900,000 is included in other liabilities and $800,000 is included in other current liabilities. The Company is contingently liable for additional DuBois-related environmental cleanup and related costs up to a maximum of $14.9 million. On the basis of a continuing evaluation of the Company’s potential liability, and in consultation with the Company’s environmental attorney, management believes that it is not probable this additional liability will be paid. Accordingly, no provision for this contingent liability has been recorded. Although it is not presently possible to reliably project the timing of payments related to the Company’s potential liability for environmental costs, management believes that any adjustments to its recorded liability will not materially adversely affect its financial position or results of operations.
     The Company, to the best of its knowledge, is currently in compliance in all material respects with the environmental laws and regulations affecting its operations. Such environmental laws, regulations and enforcement proceedings have not required the Company to make material increases in or modifications to its capital expenditures and they have not had a material adverse effect on sales or net income. Capital expenditures for the purpose of complying with environmental laws and regulations during 2009 and 2010 with respect to continuing operations are not expected to be material in amount; there can be no assurance, however, that presently unforeseen legislative enforcement actions will not require additional expenditures.
Seasonality
     Advertising costs for Roto-Rooter inordinately impact the Company’s fourth-quarter results. Roto-Rooter recognizes telephone directory costs immediately upon distribution of a directory by its publisher into the community. Since a large number of directories are distributed in the fourth quarter, this direct expense accounting policy results in fourth-quarter earnings including a disproportionately large share of Roto-Rooter’s full-year telephone directory advertising expense. In the fourth quarter 2008, Roto-Rooter expensed $7.4 million of total advertising costs that represented 31% of its aggregate advertising costs for the full-year 2008.
Employees
     On December 31, 2008, Chemed Corporation had a total of 11,884 employees.
Available Information
     The Company’s Internet address is www.chemed.com . The Company’s Annual Report on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act are electronically available through the SEC (http://www.sec.gov) or the Company’s website as soon as reasonably practicable after such reports are filed with, or furnished to, the SEC.

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
GENERAL
     We have incurred debt to finance the operations of the Company. We reduced our outstanding debt by $15 million in 2008.
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
     Our ability to repay or to refinance our indebtedness and to pay interest on our indebtedness will depend on our operating performance, which may be affected by factors beyond our control. These factors could include operating difficulties, increased operating costs, our competitors’ actions and regulatory developments. Our ability to meet our debt service and other obligations may depend in significant part on the extent to which we successfully implement our business strategy. We cannot assure you that we will be able to implement our strategy fully or that the anticipated results of our strategy will be realized. Current credit market conditions may make it difficult for us to obtain new financing or refinance our current debt on terms and conditions acceptable to us.
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
     Moreover, if we are unable to meet the terms of the financial covenants or if we breach any of these covenants, a default could result under one or more of these agreements. A default, if not waived by our lenders, could accelerate repayment of our outstanding indebtedness. If acceleration occurs, we may not be able to repay our debt and it is unlikely that we would be able to borrow sufficient additional funds to refinance such debt on acceptable terms. In the event of any default under our credit facilities, the lenders thereunder could elect to declare all outstanding borrowings, together with accrued and unpaid interest and other fees, to be due and payable, and to require us to apply all of our available cash to repay these borrowings, any of which would be an event of default.
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
     Because we use and generate hazardous materials in some of our operations, we are potentially subject to material liabilities relating to the cleanup of contamination and personal injury claims. In addition, we have retained certain environmental liabilities in connection with the sale of former businesses. We are currently funding the cleanup of historical contamination at one of our former properties and contributing to the cleanup of third-party sites as a result of our sale of our former subsidiary DuBois Chemicals Inc. Although we have established a reserve for these liabilities, actual cleanup costs may exceed our current estimates due to factors beyond our control, such as the discovery of additional contamination or the enforcement of more stringent cleanup requirements. New laws and regulations or their stricter enforcement, the discovery of presently unknown conditions or the receipt of additional claims for indemnification could require us to incur costs or become the basis for new or increased liabilities that could have a material adverse effect on our business, financial condition and results of operations.
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
     Changes in these laws, rules and regulations or in interpretations thereof could reduce Vitas’ net patient service revenue and profitability. Vitas’ ability to comply with such regulations is a key factor in determining the success of its business. See the “Government Regulations” section of this 10-K for a greater description of these matters.
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
Item 1B. Unresolved Staff Comments
     None.
Item 2. Properties
     The Company’s corporate offices and the headquarters for the Roto-Rooter Group are located in Cincinnati, Ohio. Roto-Rooter has manufacturing and distribution center facilities in West Des Moines, Iowa and has 75 office and service facilities in 27 states. Vitas, headquartered in Miami, operates 45 programs from 94 leased facilities in 15 states and the District of Columbia.
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
Item 4. Submission of Matters to a Vote of Security Holders.
     None.
Executive Officers of the Company

Name	Age	Office	First Elected
Kevin J. McNamara	55	President and Chief Executive Officer	August 2, 1994 (1)
Timothy S. O’Toole	53	Executive Vice President	May 18, 1992 (2)
Spencer S. Lee	53	Executive Vice President	May 15, 2000 (3)
David P. Williams	48	Executive Vice President and Chief Financial Officer	March 5, 2004 (4)
Arthur V. Tucker, Jr.	59	Vice President and Controller	February 1, 1989 (5)

(1)	Mr. K. J. McNamara is President and Chief Executive Officer of the Company and has held these positions since August 1994 and May 2001, respectively. Previously, he served as an Executive Vice President, Secretary and General Counsel of the Company, since November 1993, August 1986 and August 1986, respectively. He previously held the position of Vice President of the Company, from August 1986 to May 1992.

(2)	Mr. T.S. O’Toole is an Executive Vice President of the Company and has held this position since May 1992. He is also Chief Executive Officer of Vitas, a wholly owned subsidiary of the Company, and has held this position since February 24, 2004. Previously, from May 1992 to February 24, 2004, he also served the Company as Treasurer.

(3)	Mr. S. S. Lee is an Executive Vice President of the Company and has held this position since May 15, 2000. Mr. Lee is also Chairman and Chief Executive Officer of Roto-Rooter Services Company, a wholly owned subsidiary of the Company, and has held this position since January 1999. Previously, he served as a Senior Vice President of Roto-Rooter Services Company from May 1997 to January 1999.

(4)	Mr. D. P. Williams is an Executive Vice President and the Chief Financial Officer of the company and has held these positions since August 10, 2007 and March 5, 2004, respectively. Mr. Williams is also Senior Vice President and Chief Financial Officer of Roto-Rooter Group, Inc., and has held these positions since January 1999.

(5)	Mr. A. V. Tucker, Jr. is a Vice President and Controller of the Company and has held these positions since February 1989. From May 1983 to February 1989, he held the position of Assistant Controller of the Company.
     Each executive officer holds office until the annual election at the next annual organizational meeting of the Board of Directors of the Company which is scheduled to be held on May 18, 2009.

PART II
Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
     The Company’s Capital Stock (par value $1 per share) is traded on the New York Stock Exchange under the symbol CHE. The range of the high and low sale prices on the New York Stock Exchange and dividends paid per share for each quarter of 2007 and 2008 are set forth below.

	Closing		Dividends Paid
	High	Low	Per Share

2007

First Quarter	$49.65	$35.75	$.06
Second Quarter	68.77	49.00	.06
Third Quarter	70.53	52.93	.06
Fourth Quarter	64.87	52.92	.06

2008

First Quarter	$55.88	$41.65	$.06
Second Quarter	44.00	32.75	.06
Third Quarter	47.00	36.51	.06
Fourth Quarter	45.09	32.04	.06
     Future dividends are necessarily dependent upon the Company’s earnings and financial condition, compliance with certain debt covenants and other factors not presently determinable.
     As of February 16, 2009, there were approximately 2,744 stockholders of record of the Company’s Capital Stock. This number only includes stockholders of record and does not include stockholders with shares beneficially held in nominee name or within clearinghouse positions of brokers, banks or other institutions.
     During 2008, the number of shares of Capital Stock repurchased by the Company, the weighted average price paid for each share, the cumulative shares repurchased under each program and the dollar amounts remaining under each program were as follows:

Company Purchase of Shares of Capital Stock

		Weighted	Cumulative	Dollar
		Average	Shares	Amount
	Total Number	Price Paid	Repurchased	Remaining
	Of Shares	Per	Under	Under
	Repurchased	Share	The Program	The Program
April 2007 Program
January 1 through January 31, 2008	—	$—	1,293,250	$65,004,906
February 1 through February 29, 2008	300,000	$49.19	1,593,250	$50,247,480
March 1 through March 31, 2008	—	$—	1,593,250	$50,247,480

First Quarter Total — April 2007 Program	300,000	$49.19

April 1 through April 30, 2008	—	$—	1,593,250	$50,247,480
May 1 through May 31, 2008	382,629	$34.66	1,975,879	$93,047,996
June 1 through June 30, 2008	447,068	$36.15	2,422,947	$76,887,912

Second Quarter Total — April 2007 Program	829,697	$35.46

July 1 through July 31, 2008	260,000	$36.75	2,682,947	$67,331,638
August 1 through August 30, 2008	300,000	$44.64	2,982,947	$53,940,328
September 1 through September 30, 2008	—	$—	2,982,947	$53,940,328

Third Quarter Total — April 2007 Program	560,000	$40.98

October 1 through October 31, 2008	—	$—	2,982,947	$53,940,328
November 1 through November 30, 2008	—	$—	2,982,947	$53,940,328
December 1 through December 31, 2008	—	$—	2,982,947	$53,940,328

Fourth Quarter Total — April 2007 Program	—	$—

On April 26, 2007, our Board of Directors authorized a $150 million share repurchase plan with no expiration date.
On May 20, 2008, our Board of Directors authorized an additional $56 million under the April 2007 Program.
     As of December 31, 2008, the number of stock options outstanding under the Company’s equity compensation plans, the weighted average exercise price of outstanding options, and the number of securities remaining available for issuance were as follows:

EQUITY COMPENSATION PLAN INFORMATION

Number of securities
remaining available
	Number of	Weighted-average	for future issuance
	securities	exercise price of	under equity
	to be issued upon	outstanding	compensation plans
	exercise of	options,	[excluding
	outstanding warrants	warrants and	securities reflected
	and rights	rights	in column (a)]
Plan Category	(a)	(b)	(c)
Equity Compensation plans approved by stockholders	2,140,371	$41.27	1,565,546
Equity Compensation plans not approved by stockholders (1)	34,788	23.82	—

TOTAL	2,175,159	$40.99	1,565,546

(1)	In May 1999 the Board of Directors adopted the 1999 Long-Term Employee Incentive Plan without stockholder approval. This plan permits the Company to grant up to 500,000 shares of non-qualified options and stock awards to a broad base of salaried and hourly employees (excluding officers and directors) of the Company. Except for the exclusion of officers and directors, this plan has the same general terms and provisions as the 2006 Stock Incentive Plan. In addition, pursuant to this plan no individual may be granted more than 50,000 stock options in a calendar year, the aggregate number of the shares of Capital Stock which may be issued pursuant to stock incentives in the form of Stock Awards shall not be more than 270,000, and no stock incentives shall be granted under the plan after May 17, 2009.
Comparative Stock Performance
     The graph below compares the yearly percentage change in the Company’s cumulative total stockholder return on Capital Stock (as measured by dividing (i) the sum of (A) the cumulative amount of dividends for the period December 31, 2003, to December 31, 2008, assuming dividend reinvestment, and (B) the difference between the Company’s share price at December 31, 2003 and December 31, 2008; by (ii) the share price at December 31, 2003) with the cumulative total return, assuming reinvestment of dividends, of the (1) S&P 500 Stock Index and (2) Dow Jones Industrial Diversified Index.

Chemed Corporation
Cumulative Total Stockholder Return for
Five-Year Period Ending December 31, 2008

December 31...	2003	2004	2005	2006	2007	2008
Chemed Corporation	100.00	146.85	218.69	163.66	248.37	177.78
S&P 500	100.00	110.85	116.28	134.50	141.79	88.67
Dow Jones Industrial Diversified	100.00	119.18	116.07	127.13	135.70	69.14

Item 6. Selected Financial Data
     The information called for by this Item for the five years ended December 31, 2008 is set forth on page 36 of the 2008 Annual Report to Stockholders and is incorporated herein by reference.
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The information called for by this Item is set forth on pages 37 through 50 of the 2008 Annual Report to Stockholders and is incorporated herein by reference.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
     The Company’s primary market risk exposure relates to interest rate risk exposure through its variable interest term note and line of credit. At December 31, 2008 the Company had $22.7 million of variable rate debt outstanding. For each $10 million dollars borrowed under these credit facilities, an increase or decrease of 100 basis points (1% point), increases or decreases the Company’s annual interest expense by $100,000.
     The Company continually evaluates this interest rate exposure and periodically weighs the cost versus the benefit of fixing the variable interest rates through a variety of hedging techniques.
     The market value of the Company’s long-term debt at December 31, 2008 is approximately $147.2 million versus a carrying value of $209.8 million.
Item 8. Financial Statements and Supplementary Data
     The consolidated financial statements, together with the report thereon of PricewaterhouseCoopers LLP dated February 27, 2009, appearing on pages 1 through 33 of the 2008 Annual Report to Stockholders, along with the Supplementary Data (Unaudited Summary of Quarterly Results) appearing on pages 34-35, are incorporated herein by reference.
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

Management’s Report on Internal Control Over Financial Reporting
     Refer to Management’s Report on Internal Control over Financial Reporting and Report of Independent Registered Public Accounting Firm on pages 1 and 2 of the Company’s 2008 Annual Report to Stockholders, which are incorporated herein by reference.
Changes in Internal Control Over Financial Reporting
     There have not been any changes in the Company’s internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act during the Company’s fiscal quarter ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Item 9B. Other Information
     Not applicable.
PART III
Item 10. Directors, Executive Officers and Corporate Governance
     The directors of the Company are:
Edward L. Hutton
Kevin J. McNamara
Joel F. Gemunder
Patrick P. Grace
Thomas C. Hutton
Walter L. Krebs
Sandra E. Laney
Andrea R. Lindell
Timothy S. O’Toole
Donald E. Saunders
George J. Walsh III
Frank E. Wood
The additional information required under this Item is set forth in the Company’s 2009 Proxy Statement and in Part I hereof under the caption “Executive Officers of the Registrant” and is incorporated herein by reference.
     The Company has adopted a Code of Ethics that applies to the Company’s principal executive officer, principal financial officer, principal accounting officer, directors and employees. A copy of this Code of Ethics is incorporated with this report as Exhibit 14 and it is also posted on the Company’s Web site, www.chemed.com.
Item 11. Executive Compensation
     Information required under this Item is set forth in the Company’s 2009 Proxy Statement, which is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
     Information required under this Item is set forth in the Company’s 2009 Proxy Statement, which is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions and Director Independence.
     Information required under this Item is set forth in the Company’s 2009 Proxy Statement, which is incorporated herein by reference.
     A description of related party transactions is shown in Note 20 of the Notes to Consolidated Financial Statements on page 28 of the 2008 Annual Report to Stockholders and is incorporated herein by reference.
Item 14. Principal Accountant Fees and Services
Audit Fees
     PricewaterhouseCoopers LLP billed the Company $1,500,000 for 2007 and $1,560,000 for 2008. These fees were for professional services rendered for the integrated audit of the Company’s annual financial statements and of its internal control over financial reporting, review of the financial statements included in the Company’s Forms 10-Q and review of documents filed with the SEC.
Audit-Related Fees
     PricewaterhouseCoopers LLP billed the Company $341,000 and $90,000 for 2007 and 2008, respectively, for audit-related services. In 2007, $38,000 was related to the adoption of FIN 48, $218,000 was related to a proposed offering of debt, and $85,000 was related to the audit of one of Vitas’ Florida subsidiaries. In 2008, $90,000 was related to the audit of one of Vitas’ Florida subsidiaries.
Tax Fees
     No such services were rendered in 2007 or 2008.
All Other Fees
     No other services were rendered in 2007 or 2008.
     The Audit Committee has adopted a policy which requires the Committee’s pre-approval of audit and non-audit services performed by the independent auditor to assure that the provision of such services does not impair the auditor’s independence. The Audit Committee pre-approved all of the audit and non-audit services rendered by PricewaterhouseCoopers LLP as listed above.

PART IV
Item 15 Exhibits and Financial Statement Schedule

Exhibits

3.1	Certificate of Incorporation of Chemed Corporation.*

3.2	Certificate of Amendment to Certificate of Incorporation.*

3.3	By-Laws of Chemed Corporation.*

10.1	Agreement and Plan of Merger among Diversey U.S. Holdings, Inc., D.C. Acquisition Inc., Chemed Corporation and DuBois Chemicals, Inc., dated as of February 25, 1991.*

10.2	Agreement and Plan of Merger among National Sanitary Supply Company, Unisource Worldwide, Inc. and TFBD, Inc. dated as of August 11, 1997.*

10.3	Stock Purchase Agreement dated as of May 8, 2002 by and between PCI Holding Corp. and Chemed Corporation.*

10.4	Amendment No. 1 to Stock Purchase Agreement dated as of October 11, 2002 by and among PCI Holding Corp., PCI-A Holding Corp. and Chemed Corporation.*

10.5	Common Stock Purchase Warrant dated as of October 11, 2002 by and between PCI Holding Corp. and Chemed Corporation.*

10.6	1999 Stock Incentive Plan.*,**

10.7	1999 Long-Term Employee Incentive Plan as amended through May 20, 2002.*,**

10.8	2002 Stock Incentive Plan.*,**

10.9	2002 Executive Long-Term Incentive Plan, as amended May 18, 2004.*,**

10.10	2004 Stock Incentive Plan.*,**

10.11	2006 Stock Incentive Plan, as amended August 11, 2006.*,**

10.12	Repurchase Agreement dated May 8, 2007 by and among Chemed Corporation, J.P. Morgan Securities Inc. and Citigroup Global Markets, Inc.*

10.13	Convertible Senior Note Indenture dated May 14, 2007 for 1.875% Convertible Senior Notes due 2014 by and among Chemed Corporation, the Subsidiary Guarantors and LaSalle Bank NA, as Trustee.*

10.14	Employment Agreement with David P. Williams dated December 1, 2006.*,**

Exhibits

10.15	Employment Agreement with Timothy S. O’Toole dated May 6, 2007.*,**

10.16	Employment Agreement with Kevin J. McNamara dated May 3, 2008.*,**

10.17	Registration Rights Agreement, dated May 14, 2007 by and among Chemed Corporation, J.P. Morgan Securities, Inc. and Citigroup Global Markets Inc.*

10.18	Confirmation of Convertible Note Hedge, dated May 8, 2007 between Chemed Corporation and J.P. Morgan Chase Bank, NA.*

10.19	Confirmation of Convertible Note Hedge, dated May 8, 2007 between Chemed Corporation and Citibank, NA.*

10.20	Form of Convertible Note Warrant Transaction, dated May 8, 2007 between Chemed Corporation and Citibank NA.*

10.21	Form of Convertible Note Warrant Transaction, dated May 8, 2007 between Chemed Corporation and J.P. Morgan Chase Bank, NA.*

10.22	Excess Benefits Plan, as restated and amended, effective June 1, 2001.*,**

10.23	Amendment No. 1 to Excess Benefits Plan, effective July 1, 2001.*,**

10.24	Amendment No. 2 to Excess Benefits Plan, effective November 7, 2003.*,**

10.25	Non-Employee Directors’ Deferred Compensation Plan.*,**

10.26	Chemed/Roto-Rooter Savings & Retirement Plan, effective January 1, 1999.*,**

10.27	First Amendment to Chemed/Roto-Rooter Savings & Retirement Plan, effective September 6, 2000.*,**

10.28	Second Amendment to Chemed/Roto-Rooter Savings & Retirement Plan, effective January 1, 2001.*,**

10.29	Third Amendment to Chemed/Roto-Rooter Savings & Retirement Plan, effective December 12, 2001.*,**

10.30	Directors Emeriti Plan.*,**

10.31	Split Dollar Agreement with Edward L. Hutton.*,**

10.32	Change in Control Severance Plan.*,**

10.33	Senior Executive Severance Policy.*,**

10.34	Roto-Rooter Deferred Compensation Plan No. 1, as amended January 1, 1998.*,**

Exhibits

10.35	Roto-Rooter Deferred Compensation Plan No. 2.*,**

10.36	Agreement and Plan of Merger, dated as of December 18, 2003, among Roto-Rooter, Inc., Marlin Merger Corp. and Vitas Healthcare Corporation.*

10.37	Credit Agreement, dated as of May 2, 2007, among Chemed Corporation, the lenders from time to time parties thereto and J.P. Morgan Chase Bank, NA, as Administrative Agent.*

10.38	Amended and Restated Credit Agreement, dated as of February 24, 2005, among Chemed Corporation, the lenders from time to time parties thereto and J.P. Morgan Chase Bank, NA, as Administrative Agent.*

10.39	Amendment No. 1 to Amended and Restated Credit Agreement, dated March 31, 2006 among Chemed Corporation, the lenders from time to time parties thereto, and J.P. Morgan Chase Bank NA, as Administrative Agent.*

10.40	Form of Restricted Stock Award.*,**

10.41	Form of Stock Option Grant.*,**

10.42	Assets Purchase Agreement of April 1, 2005 between Service America Network, Inc. and Service America Enterprise, Inc.*

12	Computation of Ratio to Earnings to Fixed Charges.

13	2008 Annual Report to Stockholders.

14	Policies on Business Ethics of Chemed Corporation.*

21	Subsidiaries of Chemed Corporation.

23	Consent of Independent Registered Public Accounting Firm.

24	Powers of Attorney.

31.1	Certification by Kevin J. McNamara pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act of 1934.

31.2	Certification by David P. Williams pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act of 1934.

31.3	Certification by Arthur V. Tucker, Jr. pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act of 1934.

32.1	Certification by Kevin J. McNamara pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by David P. Williams pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.3	Certification by Arthur V. Tucker, Jr. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	This exhibit is being filed by means of incorporation by reference (see Index to Exhibits on page E-1). Each other exhibit is being filed with this Annual Report on Form 10-K.

**	Management contract or compensatory plan or arrangement.
Financial Statement Schedule
     See Index to Financial Statements and Financial Statement Schedule on page S-1.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

February 27, 2009	CHEMED CORPORATION

	By	/s/ Kevin J. McNamara
Kevin J. McNamara
President and Chief Executive Officer
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Kevin J. McNamara	President and Chief
Kevin J. McNamara	Executive Officer and a Director (Principal
Executive Officer)

/s/ David P. Williams	Executive Vice President and Chief
David P. Williams	Financial Officer (Principal Financial Officer)

/s/ Arthur V. Tucker, Jr.	Vice President and	February 27, 2009
Arthur V. Tucker, Jr.	Controller (Principal Accounting
Officer)

Edward L. Hutton*	Sandra E. Laney*
Joel F. Gemunder*	Timothy S. O’Toole*
Patrick P. Grace*	Donald E. Saunders* - -Directors
Thomas C. Hutton*	George J. Walsh III*
Walter L. Krebs*	Frank E. Wood*
Andrea R. Lindell*

*	Naomi C. Dallob by signing her name hereto signs this document on behalf of each of the persons indicated above pursuant to powers of attorney duly executed by such persons and filed with the Securities and Exchange Commission.

February 27, 2009 Date	/s/ Naomi C. Dallob Naomi C. Dallob
(Attorney-in-Fact)

CHEMED CORPORATION AND SUBSIDIARY COMPANIES
INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE
2006, 2007 AND 2008

	Page(s)
Chemed Corporation Consolidated Financial Statements and Financial Statement Schedule

Report of Independent Registered Public Accounting Firm	2	*
Consolidated Statement of Income	3	*
Consolidated Balance Sheet	4	*
Consolidated Statement of Cash Flows	5	*
Consolidated Statement of Changes in Stockholders’ Equity	6-7	*
Notes to Consolidated Financial Statements	8-33	*
Report of Independent Registered Public Accounting Firm on Financial Statement Schedule	S-2
Schedule II – Valuation and Qualifying Accounts	S-3

*	Indicates page numbers in Chemed Corporation 2008 Annual Report to Stockholders
     The consolidated financial statements of Chemed Corporation listed above, appearing in the 2008 Annual Report to Stockholders, are incorporated herein by reference. The Financial Statement Schedule should be read in conjunction with the consolidated financial statements listed above. Schedules not included have been omitted because they are not applicable or the required information is shown in the financial statements or notes thereto as listed above.

S-1

Report of Independent Registered Public Accounting
Firm on Financial Statement Schedule
To the Board of Directors of Chemed Corporation
Our audits of the consolidated financial statements and of the effectiveness of internal control over financial reporting referred to in our report dated February 27, 2009 appearing in the 2008 Annual Report to Stockholders of Chemed Corporation (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedule listed in Item 15(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.
/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP
Cincinnati, Ohio
February 27, 2009

S-2

SCHEDULE II
CHEMED CORPORATION AND SUBSIDIARY COMPANIES
VALUATION AND QUALIFYING ACCOUNTS
(IN THOUSANDS)
DR/(CR)

		ADDITIONS
		(CHARGED)		APPLICABLE
		CREDITED	(CHARGED)	TO
	BALANCE AT	TO COSTS	CREDITED	COMPANIES		BALANCE
	BEGINNING	AND	TO OTHER	ACQUIRED	DEDUCTIONS	AT END
DESCRIPTION	OF PERIOD	EXPENSES	ACCOUNTS	IN PERIOD	(a)	OF PERIOD
Allowances for doubtful accounts (b)
For the year 2008	$(9,746)	$(9,870)	$13	$—	$9,283	$(10,320)

For the year 2007	$(10,180)	$(8,375)	$490	$—	$8,319	$(9,746)

For the year 2006	$(8,311)	$(8,169)	$170	$—	$6,130	$(10,180)

Allowances for doubtful accounts — notes receivable (c)
For the year 2008	$(529)	$51	$(13)	$—	$9	$(482)

For the year 2007	$(170)	$2	$(366)	$—	$5	$(529)

For the year 2006	$—	$—	$(170)	$—	$—	$(170)

(a)	With respect to allowances for doubtful accounts, deductions include accounts considered uncollectible or written off, payments, companies divested, etc.

(b)	Classified in consolidated balance sheet as a reduction of accounts receivable.

(c)	Classified in consolidated balance sheet as a reduction of other assets.

INDEX TO EXHIBITS

		Page Number
		or
		Incorporation by Reference
Exhibit		File No. and	Previous
Number		Filing Date	Exhibit No.

3.1	Certificate of Incorporation of Chemed Corporation	Form S-3 Reg. No. 33-44177 11/26/91	4.1

3.2	Certificate of Amendment to Certificate of Incorporation	Form 8-K 5/16/06	3.1

3.3	By-Laws of Chemed Corporation as amended November 5, 2004	Form 8-K 11/5/04	1

10.1	Agreement and Plan of Merger among Diversey U.S. Holdings, Inc., D.C. Acquisition Inc., Chemed Corporation and DuBois Chemicals, Inc., dated as of February 25, 1991	Form 8-K 3/11/91	1

10.2	Agreement and Plan of Merger among National Sanitary Supply Company, Unisource Worldwide, Inc. and TFBD, Inc.	Form 8-K 10/13/97	1

10.3	Stock Purchase Agreement dated as of May 8, 2002 by and between PCI Holding Corp. and Chemed Corporation	Form 8-K 10/11/02	2.1

10.4	Amendment No. 1 to Stock Purchase Agreement dated as of October 11, 2002 by and among PCI Holding Corp., PCI-A Holding Corp. and Chemed Corporation	Form 8-K 10/11/02	2.2

10.5	Common Stock Purchase Warrant dated as of October 11, 2002 by and between PCI Holding Corp. and Chemed Corporation	Form 8-K 10/11/02	2.4

10.6	1999 Stock Incentive Plan	Form 10-K 3/29/00, **	10.11

1

		Page Number
		or
		Incorporation by Reference
Exhibit		File No. and	Previous
Number		Filing Date	Exhibit No.

10.7	1999 Long Term Employee Incentive Plan as amended through May 20, 2002	Form 10-K 3/28/03, **	10.16

10.8	2002 Stock Incentive Plan	Form 10-K 3/28/03, **	10.17

10.9	2002 Executive Long-Term Incentive Plan, as amended May 18, 2004	Form 10-Q 8/19/04, **	10.16

10.10	2004 Stock Incentive Plan	Proxy Statement 3/25/04, **	A

10.11	2006 Stock Incentive Plan, as amended August 11, 2006	Form 10-Q 8/14/06, **	10.1

10.12	Repurchase Agreement dated May 8, 2007 by and among Chemed Corporation, J.P. Morgan Securities Inc. and Citigroup Global Markets, Inc.	Form 8-K 5/17/07	1.1

10.13	Convertible Senior Note Indenture dated May 14, 2007 for 1.875% Convertible Senior Notes due 2014 by and among Chemed Corporation, the Subsidiary Guarantors and LaSalle Bank NA, as Trustee.	Form 8-KA 5/22/07	4.1

10.14	Employment Agreement with David P. Williams dated December 1, 2006.	Form 8-K 12/1/06, **	10.01

10.15	Employment Agreement with Timothy S. O’Toole dated May 6, 2007.	Form 8-K 5/7/07, **	10.02

10.16	Employment Agreement with Kevin J. McNamara dated May 3, 2008.	Form 8-K 5/6/08, **	10.01

10.17	Registration Rights Agreement, dated May 14, 2007 by and among Chemed Corporation, J.P. Morgan Securities, Inc. and Citigroup Global Markets Inc.	Form 8-K 5/17/07	10.5

2

		Page Number
		or
		Incorporation by Reference
Exhibit		File No. and	Previous
Number		Filing Date	Exhibit No.

10.18	Confirmation of Convertible Note Hedge, dated May 8, 2007 between Chemed Corporation and J.P. Morgan Chase Bank, NA.	Form 8-K 5/17/07	10.1

10.19	Confirmation of Convertible Note Hedge, dated May 8, 2007 between Chemed Corporation and Citibank, NA.	Form 8-K 5/17/07	10.2

10.20	Form of Convertible Note Warrant Transaction, dated May 8, 2007 between Chemed Corporation and Citibank, NA.	Form 8-K 5/17/07	10.4

10.21	Form of Convertible Note Warrant Transaction, dated May 8, 2007 between Chemed Corporation and J.P. Morgan Chase Bank, NA.	Form 8-K 5/17/07	10.5

10.22	Excess Benefits Plan, as restated and amended, effective June 1, 2001	Form 10-K 3/12/04, **	10.24

10.23	Amendment No. 1 to Excess Benefits Plan, effective July 1, 2002	Form 10-K 3/12/04, **	10.25

10.24	Amendment No. 2 to Excess Benefits Plan, effective November 7, 2003	Form 10-K 3/12/04, **	10.26

10.25	Non-Employee Directors’ Deferred Compensation Plan	Form 10-K 3/24/88, **	10.10

10.26	Chemed/Roto-Rooter Savings & Retirement Plan, effective January 1, 1999	Form 10-K 3/25/99, **	10.25

10.27	First Amendment to Chemed/Roto-Rooter Savings & Retirement Plan effective September 6, 2000	Form 10-K 3/28/02, **	10.22

10.28	Second Amendment to Chemed/Roto-Rooter Savings & Retirement Plan effective January 1, 2001	Form 10-K 3/28/02, **	10.23

10.29	Third Amendment to Chemed/Roto-Rooter Savings & Retirement Plan effective December 12, 2001	Form 10-K 3/28/02, **	10.24

3

		Page Number
		or
		Incorporation by Reference
Exhibit		File No. and	Previous
Number		Filing Date	Exhibit No.
10.30	Directors Emeriti Plan	Form 10-Q 5/12/88, **	10.11

10.31	Split Dollar Agreement with Edward L. Hutton	Form 10-K 3/28/96, **	10.16

10.32	Change in Control Severance Plan	Form 8-K 12/1/06, **	10.02

10.33	Senior Executive Severance Policy	Form 8-K 12/1/06, **	10.03

10.34	Roto-Rooter Deferred Compensation Plan No. 1, as amended January 1, 1998	Form 10-K 3/28/01, **	10.37

10.35	Roto-Rooter Deferred Compensation Plan No. 2	Form 10-K 3/28/01, **	10.38

10.36	Agreement and Plan of Merger, dated as of December 18, 2003, among Roto-Rooter, Inc., Marlin Merger Corp. and Vitas Healthcare Corporation	Form 8-K 12/19/03	99.2

10.37	Credit Agreement, dated as of May 2, 2007, among Chemed Corporation, the lenders from time to time parties thereto and J. P. Morgan Chase Bank, NA, as Administrative Agent.	Form 8-K 5/07/07	10.01

10.38	Amended and Restated Credit Agreement dated as of February 24, 2005 among Chemed Corporation, the lenders from time to time, parties thereto and JP Morgan Chase Bank NA, as Administrative Agent.	Form 10-K 3/28/05	10.46

10.39	Amendment No. 1 to Amended and Restated Credit Agreement, dated March 31, 2006 among Chemed Corporation, the lenders from Time to time parties thereto, and JP Morgan Chase Bank NA, as Administrative Agent.	Form 10-Q 4/4/06	10.1

10.40	Form of Restricted Stock Award	Form 10-K 3/28/05, **	10.50

10.41	Form of Stock Option Grant	Form 10-K 3/28/05, **	10.51

4

Page Number
or
Incorporation by Reference
Exhibit		File No. and	Previous
Number		Filing Date	Exhibit No.

10.42	Assets Purchase Agreement of April 1, 2005 between Service America Network, Inc. and Service America Enterprise, Inc.	Form 8-K 4/7/05	10.1

12	Computation of Ratio of Earnings to Fixed Charges	*

13	2008 Annual Report to Stockholders	*

14	Policies on Business Ethics of Chemed Corporation	Form 10-K 3/12/04	14

21	Subsidiaries of Chemed Corporation	*

23	Consent of Independent Registered Public Accounting Firm	*

24	Powers of Attorney	*

31.1	Certification by Kevin J. McNamara pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act of 1934.	*

31.2	Certification by David P. Williams pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act of 1934.	*

31.3	Certification by Arthur V. Tucker, Jr. pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act of 1934.	*

32.1	Certification by Kevin J. McNamara pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	*

32.2	Certification by David P. Williams pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	*

32.3	Certification by Arthur V. Tucker, Jr. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	*

*	Filed herewith.

**	Management contract or compensatory plan or arrangement.

5