Form 10-Q
period 2009-03-31
CHEMED CORP
filed 2009-04-28
CIK 19584

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

X	Quarterly Report Under Section 13 or 15 (d) of the Securities Exchange Act of 1934 For the Quarterly Period Ended March 31, 2009

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes	No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Large accelerated filer	X	Accelerated filer	Non-accelerated filer	Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes	No	X

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Amount	Date

Capital Stock $1 Par Value	22,583,072 Shares	March 31, 2009

CHEMED CORPORATION AND
SUBSIDIARY COMPANIES

Index

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
CHEMED CORPORATION AND SUBSIDIARY COMPANIES
UNAUDITED CONSOLIDATED BALANCE SHEET
(in thousands except share and per share data)

	March 31,	December 31,
	2009	2008
ASSETS
Current assets
Cash and cash equivalents	$11,859	$3,628
Accounts receivable less allowances of $10,822 (2008 - $10,320)	107,364	98,076
Inventories	8,083	7,569
Current deferred income taxes	16,692	15,392
Prepaid expenses and other current assets	9,046	11,268
Total current assets	153,044	135,933
Investments of deferred compensation plans held in trust	22,803	22,628
Properties and equipment, at cost, less accumulated
depreciation of $104,715 (2008 - $101,689)	73,631	76,962
Identifiable intangible assets less accumulated
amortization of $22,275 (2008 - $21,272)	60,748	61,303
Goodwill	450,000	448,721
Other assets	13,999	14,075
Total Assets	$774,225	$759,622

LIABILITIES
Current liabilities
Accounts payable	$48,883	$52,810
Current portion of long-term debt	10,070	10,169
Income taxes	13,872	2,181
Accrued insurance	37,840	35,994
Accrued compensation	33,069	40,741
Other current liabilities	14,715	12,180
Total current liabilities	158,449	154,075
Deferred income taxes	22,239	22,477
Long-term debt	149,122	158,210
Deferred compensation liabilities	22,691	22,417
Other liabilities	4,581	5,612
Total Liabilities	357,082	362,791

STOCKHOLDERS' EQUITY
Capital stock - authorized 80,000,000 shares $1 par; issued
29,585,826 shares (2008 - 29,514,877 shares)	29,586	29,515
Paid-in capital	316,209	313,516
Retained earnings	355,723	337,739
Treasury stock - 7,111,514 shares (2008 - 7,100,475 shares), at cost	(286,427)	(285,977)
Deferred compensation payable in Company stock	2,052	2,038
Total Stockholders' Equity	417,143	396,831
Total Liabilities and Stockholders' Equity	$774,225	$759,622

See accompanying notes to unaudited financial statements.

CHEMED CORPORATION AND SUBSIDIARY COMPANIES
UNAUDITED CONSOLIDATED STATEMENT OF INCOME
(in thousands, except per share data)

	Three Months Ended March 31,
	2009	2008
Service revenues and sales	$294,938	$285,268
Cost of services provided and goods sold (excluding depreciation)	207,013	205,812
Selling, general and administrative expenses	45,793	42,727
Depreciation	5,325	5,438
Amortization	1,536	1,450
Other operating expense	545	-
Total costs and expenses	260,212	255,427
Income from operations	34,726	29,841
Interest expense	(2,844)	(3,109)
Other expense--net	(276)	(1,189)
Income before income taxes	31,606	25,543
Income taxes	(12,267)	(9,683)
Net income	$19,339	$15,860

Earnings Per Share
Net income	$0.86	$0.66
Average number of shares outstanding	22,394	23,873

Diluted Earnings Per Share
Net income	$0.85	$0.65
Average number of shares outstanding	22,647	24,285

Cash Dividends Per Share	$0.06	$0.06

See accompanying notes to unaudited financial statements.

CHEMED CORPORATION AND SUBSIDIARY COMPANIES
UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOWS
(in thousands)

	Three Months Ended
	March 31,
	2009	2008
Cash Flows from Operating Activities
Net income	$19,339	$15,860
Adjustments to reconcile net income to net cash provided
by operating activities:
Depreciation and amortization	6,861	6,888
Provision for uncollectible accounts receivable	3,071	2,002
Stock option expense	2,042	1,391
Provision for deferred income taxes	(1,529)	(1,678)
Amortization of discount on convertible notes	1,612	1,612
Amortization of debt issuance costs	154	154
Changes in operating assets and liabilities, excluding
amounts acquired in business combinations:
(Increase)/Decrease in accounts receivable	(12,399)	12,112
Increase in inventories	(514)	(843)
Decrease in prepaid expenses and other current assets	1,002	1,488
Decrease in accounts payable and other current liabilities	(7,900)	(5,679)
Increase in income taxes	13,056	6,677
Increase in other assets	(203)	(293)
Increase in other liabilities	486	532
Excess tax benefit on share-based compensation	(145)	(825)
Other sources	168	133
Net cash provided by operating activities	25,101	39,531
Cash Flows from Investing Activities
Capital expenditures	(3,376)	(3,891)
Business combinations, net of cash acquired	(1,944)	-
Proceeds from sales of property and equipment	1,360	19
Net proceeds/(uses) from the disposition of discontinued operations	(121)	9,556
Other uses	(31)	(122)
Net cash provided/(used) by investing activities	(4,112)	5,562
Cash Flows from Financing Activities
Purchases of treasury stock	(231)	(16,263)
Repayment of long-term debt	(10,799)	(2,595)
Dividends paid	(1,355)	(1,449)
Decrease in cash overdrafts payable	(342)	(963)
Excess tax benefit on share-based compensation	145	825
Other (uses)/sources	(176)	68
Net cash used by financing activities	(12,758)	(20,377)
Increase in Cash and Cash Equivalents	8,231	24,716
Cash and cash equivalents at beginning of year	3,628	4,988
Cash and cash equivalents at end of period	$11,859	$29,704

See accompanying notes to unaudited financial statements.

CHEMED CORPORATION AND SUBSIDIARY COMPANIES
Notes to Unaudited Financial Statements

1.  Basis of Presentation
 As used herein, the terms "We," "Company" and "Chemed" refer to Chemed Corporation or Chemed Corporation and its consolidated subsidiaries.

We have prepared the accompanying unaudited consolidated financial statements of Chemed in accordance with Rule 10-01 of SEC Regulation S-X.  Consequently, we have omitted certain disclosures required under generally accepted accounting principles in the United States (“GAAP”) for complete financial statements.  The December 31, 2008 balance sheet data were derived from audited financial statements but do not include all disclosures required by GAAP.  However, in our opinion, the financial statements presented herein contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly our financial position, results of operations and cash flows.  These financial statements are prepared on the same basis as and should be read in conjunction with the Consolidated Financial Statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2008.  Certain 2008 amounts have been restated to conform with current period presentation related to adoption of new accounting guidance for our convertible debt, as described in Note 5.

2.  Revenue Recognition
Both the VITAS segment and the Roto-Rooter segment recognize service revenues and sales when the earnings process has been completed.  Generally, this occurs when services are provided or products are delivered.  VITAS recognizes revenue at the estimated realizable amount due from third-party payers.  Medicare payments are subject to certain caps, as described below.

As of March 31, 2009, VITAS has approximately $18.0 million in unbilled revenue (December 31, 2008 - $13.9 million).  The unbilled revenue at VITAS relates to hospice programs currently undergoing focused medical reviews (“FMR”).  During FMR, surveyors working on behalf of the U.S. Federal government review certain patient files for compliance with Medicare regulations.  During the time the patient file is under review, we are unable to bill for care provided to those patients.  During the past year, the pace of FMR activity has increased industry-wide, resulting in our significant unbilled revenue balances.  We make appropriate provisions to reduce our accounts receivable balance for potential denials of patient service revenue due to FMR activity.

The U.S. government revises hospice reimbursement rates on an annual basis using the Hospice Wage Index (HWI) and the Budget Neutrality Adjustment Factor (BNAF).  The HWI is used to adjust reimbursement rates to reflect local differences in wages.  The BNAF is an estimated inflation factor applied to the HWI.  In August 2008, the U.S. government announced a 25% reduction in the BNAF for its fiscal 2009 (October 2008 through September 2009) pursuant to a three-year phase-out of the BNAF.  The February 2009 American Recovery and Reinvestment Act mandated a one year delay in the BNAF phase-out.  As a result, included in the March 31, 2009 results, is $1.95 million of revenue for the retroactive price increase related to services provided by VITAS in the fourth quarter of 2008.  The March 31, 2009 results also include the full BNAF for services provided in the first quarter of 2009.

We actively monitor each of our hospice programs, by provider number, as to their specific admission, discharge rate and median length of stay data in an attempt to determine whether they are likely to exceed the annual per-beneficiary Medicare cap (“Medicare cap”).  Should we determine that revenues for a program are likely to exceed the Medicare cap based on projected trends, we attempt to institute corrective action to influence the patient mix or to increase patient admissions.  However, should we project our corrective action will not prevent that program from exceeding its Medicare cap, we estimate the amount of revenue recognized during the period that will require repayment to the Federal government under the Medicare cap and record the amount as a reduction to patient revenue.  The Medicare cap measurement period is from September 29 through September 28 of the following year for admissions and from November 1 through October 31 of the following year for revenue.  For the 2009 measurement period, we recorded $270,000 during the period ended March 31, 2009, which relates to one program’s projected liability. We did not record any Medicare cap liability during the period ended March 31, 2008.

3.  Segments
Service revenues and sales and after-tax earnings by business segment are as follows (in thousands):

	Three months ended
	March 31,
	2009	2008
Service Revenues and Sales
VITAS	$208,417	$198,585
Roto-Rooter	86,521	86,683
Total	$294,938	$285,268

After-tax Earnings
VITAS	$17,283	$13,298
Roto-Rooter	8,276	9,095
Total	25,559	22,393
Corporate	(6,220)	(6,533)
Net income	$19,339	$15,860

4.  Earnings per Share
Earnings per share are computed using the weighted average number of shares of capital stock outstanding.  Earnings and diluted earnings per share for 2009 and 2008 are computed as follows (in thousands, except per share data):

	Net Income
For the Three Months Ended March 31,	Income	Shares	Earnings per Share
2009
Earnings	$19,339	22,394	$0.86
Dilutive stock options	-	216
Nonvested stock awards	-	37
Diluted earnings	$19,339	22,647	$0.85
2008
Earnings	$15,860	23,873	$0.66
Dilutive stock options	-	377
Nonvested stock awards	-	35
Diluted earnings	$15,860	24,285	$0.65

For the periods ended March 31, 2009 and 2008, 1,660,017 and 832,567, respectively, stock options were excluded from the computation of diluted earnings per share as their exercise prices were greater than the average market price for most of the quarter.

Diluted earnings per share may be impacted in future periods as the result of the issuance of our 1.875% Senior Convertible Notes (the "Notes") and related purchased call options and sold warrants.  Under EITF 04-8 "The Effect of Contingently Convertible Instruments on Diluted Earnings per Share" and EITF 90-19 "Convertible Bonds with Issuer Option to Settle for Cash upon Conversion", we will not include any shares related to the Notes in our calculation of diluted earnings per share until our average stock price for a quarter exceeds the conversion price of $80.73.  We would then include in our diluted earnings per share calculation those shares issuable using the treasury stock method.  The amount of shares issuable is based upon the amount by which the average stock price for the quarter exceeds the conversion price.  The purchased call option does not impact the calculation of diluted earnings per share as it is always anti-dilutive. The sold warrants become dilutive when our average stock price for a quarter exceeds the strike price of the warrant.

The following table provides examples of how changes in our stock price impact the number of shares that would be included in our diluted earnings per share calculation.  It also shows the impact on the number of shares issuable upon conversion of the Notes and settlement of the purchased call options and sold warrants:

					Incremental
	Shares		Total Treasury	Shares Due	Shares Issued/
	Underlying 1.875%		Method	to the Company	(Received) by
Share	Convertible	Warrant	Incremental	under Notes	the Company
Price	Notes	Shares	Shares (a)	Hedges	upon Conversion (b)
$80.73	-	-	-	-	-
$90.73	255,243	-	255,243	(273,061)	(17,818)
$100.73	459,807	-	459,807	(491,905)	(32,098)
$110.73	627,423	118,359	745,782	(671,222)	74,560
$120.73	767,272	313,764	1,081,036	(820,833)	260,203
$130.73	885,726	479,274	1,365,000	(947,556)	417,444

(a) Represents the number of incremental shares that must be included in the calculation of fully diluted shares under U.S. GAAP.

(b) Represents the number of incremental shares to be issued by the Company upon conversion of the Notes, assuming concurrent settlement of the note hedges and warrants.

5.  Long-Term Debt
We are in compliance with all debt covenants as of March 31, 2009.  We have issued $25.6 million in standby letters of credit as of March 31, 2009 for insurance purposes.  Issued letters of credit reduce our available credit under the revolving credit agreement.  As of March 31, 2009, we have approximately $149.4 million of unused lines of credit available and eligible to be drawn down under our revolving credit facility, excluding the expansion feature.

In May 2008, the FASB issued Staff Position No. APB 14-1, “Accounting for Convertible Debt Instruments that may be Settled in Cash Upon Conversion (Including Partial Cash Settlement).”  This new guidance requires all convertible debentures classified as Instruments B or C under EITF 90-19 to separately account for the debt and equity pieces of the instrument.   At inception of the convertible instrument, cash flows related to the convertible instrument are to be discounted using a market rate of interest.  We adopted the new standard on January 1, 2009.  The FSP was applied retrospectively.  Upon adoption, the Notes issued had a discount of approximately $54.9 million.  Retained earnings as of January 1, 2008 decreased $2.3 million as a result of the cumulative effect of adoption.

The following amounts are included in our consolidated balance sheet related to the Notes:

	March 31,	December 31,
	2009	2008
Principal amount of convertible debentures	$186,956	$186,956
Unamortized debt discount	(39,834)	(41,446)
Carrying amount of convertible debentures	$147,122	$145,510

Additional paid in capital (net of tax)	$31,310	$31,310

The following amounts comprise interest expense included in our consolidated income statement for the quarters ended March 31:

	2009	2008
Cash interest expense	$1,078	$1,343
Non-cash amortization of debt discount	1,612	1,612
Amortization of debt costs	154	154
Total interest expense	$2,844	$3,109

The unamortized debt discount will be amortized using the effective interest method over the remaining life of the Notes.  The effective rate on the Notes after adoption of the standard is approximately 6.875%.  The gain on extinguishment of debt recognized in 2008 upon our repurchase of a portion of the Notes decreased by approximately $802,000 upon adoption, due to a portion of the extinguishment being attributed to the equity component of our Notes.

6.  Other Operating Expenses
During the first quarter of 2009, we recorded pretax expenses of $545,000 related to the costs of a contested proxy solicitation.

7.  Other Expense -- Net
Other expense -- net comprises the following (in thousands):

	Three Months Ended March 31,
	2009	2008
Interest income	$82	$337
Loss on trading investments of employee benefit trust	(403)	(1,522)
(Loss)/gain on disposal of property and equipment	24	(29)
Other - net	21	25
Total expense	$(276)	$(1,189)

8.  Other Current Liabilities
Other current liabilities as of March 31, 2009 and December 31, 2008 consist of the following (in thousands):

	2009	2008
Accrued legal settlements	$516	$410
Accrued divestiture expenses	845	837
Accrued Medicare cap estimate	1,005	735
Other	12,349	10,198

Total other current liabilities	$14,715	$12,180

9.  Stock-Based Compensation Awards
On February 19, 2009, the Compensation/Incentive Committee of the Board of Directors (“CIC”) approved a grant of 53,199 shares of restricted stock to certain key employees.  The restricted shares cliff vest four-years from the date of issuance.  The cumulative compensation expense related to the restricted stock award is $2.3 million and will be recognized ratably over the four-year vesting period.  We assumed no forfeitures in determining the cumulative compensation expense of the grant.

On February 19, 2009, the CIC approved a grant of 508,600 stock options to certain employees.  The stock options vest ratably over three years from the date of issuance.  The cumulative compensation expense related to the stock option grant is $7.1 million and will be recognized over the three-year vesting period.  We used the Black-Scholes option valuation method to determine the cumulative compensation expense of the grant.

10.  Loans Receivable from Independent Contractors
The Roto-Rooter segment sublicenses with approximately sixty-five independent contractors to operate certain plumbing repair and drain cleaning businesses in lesser-populated areas of the United States and Canada.  We had notes receivable from our independent contractors as of March 31, 2009 totaling $1.6 million (December 31, 2008 -$1.6 million).  In most cases these loans are fully or partially secured by equipment owned by the contractor.  The interest rates on the loans range from zero to 8% per annum and the remaining terms of the loans range from two months to 5 years at March 31, 2009.  During the three-months ended March 31, 2009, we recorded revenues of $5.3 million (2008 - $5.6 million) and pretax profits of $2.3 million (2008 - $2.7 million) from our independent contractors.

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

11.  Pension and Retirement Plans
All of the Company’s plans that provide retirement and similar benefits are defined contribution plans.  Expenses for the Company’s pension and profit-sharing plans, excess benefit plans and other similar plans were $1.5 million and $2.3 million for the three months ended March 31, 2009 and 2008, respectively.

12.  Litigation
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

13.  OIG Investigation
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

The government continues to investigate the complaint’s allegations.  In March 2009, we received a letter from the government reiterating the basis of their investigation.  We are unable to predict the outcome of this matter or the impact, if any, that the investigation may have on our business, results of operations, liquidity or capital resources.  Regardless of outcome, responding to the subpoenas can adversely affect us through defense costs, diversion of our time and related publicity.

14.  Related Party Agreement
VITAS has two pharmacy services agreements ("Agreements") with Omnicare, Inc. and its subsidiaries (“OCR”) whereby OCR provides specified pharmacy services for VITAS and its hospice patients in geographical areas served by both VITAS and OCR.  The Agreements renew automatically for one-year terms.  Either party may cancel the Agreements at the end of any term by giving written notice at least 90 days prior to the end of said term.  VITAS made purchases from OCR of $7.9 million and $8.3 million for the three months ended March 31, 2009 and 2008, respectively and has accounts payable to OCR of $259,000 at March 31, 2009.

Mr. E. L. Hutton was non-executive Chairman of the Board and a director of the Company until his death in March 2009.  He was a director of OCR until his retirement in the first quarter of 2008 at which time he assumed the honorary post of Chairman Emeritus of OCR’s Board.  Mr. Joel F. Gemunder, President and Chief Executive Officer of OCR, Ms. Andrea Lindell and Ms. Sandra Laney are directors of both OCR and the Company. Mr. Kevin J. McNamara, President, Chief Executive Officer and a director of the Company, is a director emeritus of OCR.  We believe that the terms of these agreements are no less favorable to VITAS than we could negotiate with an unrelated party.

15.  Cash Overdrafts Payable
Included in accounts payable at March 31, 2009 is cash overdrafts payable of $8.5 million (December 31, 2008 - $8.8 million).

16.  Financial Instruments
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

On January 1, 2009, the deferral period granted by FASB Staff Position 157-2 relative to our goodwill and indefinite lived intangible assets expired.  There was no impact on our financial position or results of operations as a result of the expiration of the deferral.

The following shows the carrying value, fair value and SFAS 157 hierarchy for our financial instruments as of  March 31, 2009 (in thousands):

		Fair Value Measure
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Mutual fund investments of deferred compensation plans held in trust	$7,425	$7,425	$-	$-
Long-term debt	159,192	120,941	-	-

For cash and cash equivalents, accounts receivable and accounts payable, the carrying amount is a reasonable estimate of fair value because of the liquidity and short-term nature of these instruments.  The remaining amount of investments of deferred compensation plans held in trust at March  31, 2009 relate to the cash surrender value of life insurance policies which are not subject to the guidance in SFAS 157.

17.  Recent Accounting Statements
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

18. Guarantor Subsidiaries
Our 1.875% Notes are fully and unconditionally guaranteed on an unsecured, jointly and severally liable basis by certain of our 100% owned subsidiaries. The following unaudited, condensed, consolidating financial data presents the composition of the parent company (Chemed), the guarantor subsidiaries and the non-guarantor subsidiaries as of March 31, 2009 and December 31, 2008 for the balance sheet and the three months ended March 31, 2009 for the income statement and the statement of cash flows (dollars in thousands):

As of March 31, 2009		Guarantor	Non-Guarantor	Consolidating
	Parent	Subsidiaries	Subsidiaries	Adjustments	Consolidated
ASSETS
Cash and cash equivalents	$7,107	$1,966	$2,786	$-	$11,859
Accounts receivable, less allowances	940	105,601	823	-	107,364
Intercompany receivables	-	53,120	-	(53,120)	-
Inventories	-	7,357	726	-	8,083
Current deferred income taxes	(39)	16,601	130	-	16,692
Prepaid expenses and other current assets	475	8,364	207	-	9,046
Total current assets	8,483	193,009	4,672	(53,120)	153,044
Investments of deferred compensation plans held in trust	-	-	22,803	-	22,803
Properties and equipment, at cost, less accumulated depreciation	10,376	61,324	1,931	-	73,631
Identifiable intangible assets less accumulated amortization	-	60,748	-	-	60,748
Goodwill	-	445,828	4,172	-	450,000
Other assets	11,175	2,530	294	-	13,999
Investments in subsidiaries	588,689	12,477	-	(601,166)	-
Total assets	$618,723	$775,916	$33,872	$(654,286)	$774,225
LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable	$137	$48,432	$314	$-	$48,883
Intercompany payables	47,874	-	5,246	(53,120)	-
Current portion of long-term debt	10,000	70	-	-	10,070
Income taxes	(6,629)	19,217	1,284	-	13,872
Accrued insurance	1,774	36,066	-	-	37,840
Accrued salaries and wages	832	31,832	405	-	33,069
Other current liabilities	3,460	11,120	135	-	14,715
Total current liabilities	57,448	146,737	7,384	(53,120)	158,449
Deferred income taxes	(7,873)	38,207	(8,095)	-	22,239
Long-term debt	149,122	-	-	-	149,122
Deferred compensation liabilities	-	-	22,691	-	22,691
Other liabilities	2,883	1,698	-	-	4,581
Stockholders' equity	417,143	589,274	11,892	(601,166)	417,143
Total liabilities and stockholders' equity	$618,723	$775,916	$33,872	$(654,286)	$774,225

as of December 31, 2008		Guarantor	Non-Guarantor	Consolidating
	Parent	Subsidiaries	Subsidiaries	Adjustments	Consolidated
ASSETS
Cash and cash equivalents	$65	$202	$3,361	$-	$3,628
Accounts receivable, less allowances	1,261	96,112	703	-	98,076
Intercompany receivables	-	37,105	-	(37,105)	-
Inventories	-	7,021	548	-	7,569
Current deferred income taxes	(229)	15,511	110	-	15,392
Prepaid expenses and other current assets	2,296	7,982	990	-	11,268
Total current assets	3,393	163,933	5,712	(37,105)	135,933
Investments of deferred compensation plans held in trust	-	-	22,628	-	22,628
Properties and equipment, at cost, less accumulated depreciation	11,665	63,179	2,118	-	76,962
Identifiable intangible assets less accumulated amortization	-	61,303	-	-	61,303
Goodwill	-	444,433	4,288	-	448,721
Other assets	11,312	2,455	308	-	14,075
Investments in subsidiaries	568,038	11,196	-	(579,234)	-
Total assets	$594,408	$746,499	$35,054	$(616,339)	$759,622
LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable	$(1,688)	$54,175	$323	$-	$52,810
Intercompany payables	29,513	-	7,592	(37,105)	-
Current portion of long-term debt	10,000	169	-	-	10,169
Income taxes	(1,940)	3,909	212	-	2,181
Accrued insurance	1,425	34,569	-	-	35,994
Accrued salaries and wages	3,817	36,523	401	-	40,741
Other current liabilities	2,022	8,979	1,179	-	12,180
Total current liabilities	43,149	138,324	9,707	(37,105)	154,075
Deferred income taxes	(7,801)	38,310	(8,032)	-	22,477
Long-term debt	158,210	-	-	-	158,210
Deferred compensation liabilities	-	-	22,417	-	22,417
Other liabilities	4,019	1,593	-	-	5,612
Stockholders' equity	396,831	568,272	10,962	(579,234)	396,831
Total liabilities and stockholders' equity	$594,408	$746,499	$35,054	$(616,339)	$759,622

For the three months ended March 31, 2009		Guarantor	Non-Guarantor	Consolidating
	Parent	Subsidiaries	Subsidiaries	Adjustments	Consolidated
Continuing Operations
Net sales and service revenues	$-	$289,139	$5,799	$-	$294,938
Cost of services provided and goods sold	-	204,029	2,984	-	207,013
Selling, general and administrative expenses	5,229	40,648	(84)	-	45,793
Depreciation	151	5,007	167	-	5,325
Amortization	531	1,005	-	-	1,536
Other operating expense	545	-	-	-	545
Total costs and expenses	6,456	250,689	3,067	-	260,212
Income/ (loss) from operations	(6,456)	38,450	2,732	-	34,726
Interest expense	(2,770)	(80)	6	-	(2,844)
Other (expense)/income - net	384	(277)	(383)	-	(276)
Income/ (loss) before income taxes	(8,842)	38,093	2,355	-	31,606
Income tax (provision)/ benefit	3,270	(14,450)	(1,087)	-	(12,267)
Equity in net income of subsidiaries	24,911	1,605	-	(26,516)	-
Net income	$19,339	$25,248	$1,268	$(26,516)	$19,339

For the three months ended March 31, 2008		Guarantor	Non-Guarantor	Consolidating
	Parent	Subsidiaries	Subsidiaries	Adjustments	Consolidated
Continuing Operations
Net sales and service revenues	$-	$278,862	$6,406	$-	$285,268
Cost of services provided and goods sold	-	202,704	3,108	-	205,812
Selling, general and administrative expenses	4,050	38,788	(111)	-	42,727
Depreciation	124	5,149	165	-	5,438
Amortization	441	1,009	-	-	1,450
Total costs and expenses	4,615	247,650	3,162	-	255,427
Income/ (loss) from operations	(4,615)	31,212	3,244	-	29,841
Interest expense	(2,975)	(133)	(1)	-	(3,109)
Other (expense)/income - net	1,368	(1,056)	(1,501)	-	(1,189)
Income/ (loss) before income taxes	(6,222)	30,023	1,742	-	25,543
Income tax (provision)/ benefit	2,610	(10,979)	(1,314)	-	(9,683)
Equity in net income of subsidiaries	19,472	699	-	(20,171)	-
Net income	$15,860	$19,743	$428	$(20,171)	$15,860

For the three months ended March 31, 2009		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Consolidated
Cash Flow from Operating Activities:
Net cash (used)/provided by operating activities	$(5,656)	$28,627	$2,130	$25,101
Cash Flow from Investing Activities:
Capital expenditures	(7)	(3,345)	(24)	(3,376)
Business combinations, net of cash acquired	-	(1,944)	-	(1,944)
Net payments from sale of discontinued operations	(121)	-	-	(121)
Proceeds from sale of property and equipment	1,256	104	-	1,360
Other sources and uses - net	(77)	46	-	(31)
Net cash provided/ (used) by investing activities	1,051	(5,139)	(24)	(4,112)
Cash Flow from Financing Activities:
Change in cash overdrafts payable	1,343	(1,685)	-	(342)
Change in intercompany accounts	22,357	(20,011)	(2,346)	-
Dividends paid to shareholders	(1,355)	-	-	(1,355)
Purchases of treasury stock	(231)	-	-	(231)
Proceeds from exercise of stock options	68	-	-	68
Realized excess tax benefit on share based compensation	145	-	-	145
Net increase/(decrease) in revolving credit facility	(8,200)	-	-	(8,200)
Repayment of long-term debt	(2,500)	(99)	-	(2,599)
Other sources and uses - net	20	71	(335)	(244)
Net cash provided/(used) by financing activities	11,647	(21,724)	(2,681)	(12,758)
Net increase/(decrease) in cash and cash equivalents	7,042	1,764	(575)	8,231
Cash and cash equivalents at beginning of year	65	202	3,361	3,628
Cash and cash equivalents at end of period	$7,107	$1,966	$2,786	$11,859

For the three months ended March 31, 2008		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Consolidated
Cash Flow from Operating Activities:
Net cash (used)/provided by operating activities	$(7,889)	$46,513	$907	$39,531
Cash Flow from Investing Activities:
Capital expenditures	(42)	(3,695)	(154)	(3,891)
Net proceeds from sale of discontinued operations	9,556	-	-	9,556
Proceeds from sale of property and equipment	10	7	2	19
Other sources and uses - net	(155)	33	-	(122)
Net cash provided/(used) by investing activities	9,369	(3,655)	(152)	5,562
Cash Flow from Financing Activities:
Decrease in cash overdrafts payable	(332)	(631)	-	(963)
Change in intercompany accounts	42,838	(42,009)	(829)	-
Dividends paid to shareholders	(1,449)	-	-	(1,449)
Purchases of treasury stock	(16,263)	-	-	(16,263)
Proceeds from exercise of stock options	116	-	-	116
Realized excess tax benefit on share based compensation	825	-	-	825
Repayment of long-term debt	(2,500)	(95)	-	(2,595)
Other sources and uses - net	(68)	72	(52)	(48)
Net cash provided/(used) by financing activities	23,167	(42,663)	(881)	(20,377)
Net increase/(decrease) in cash and cash equivalents	24,647	195	(126)	24,716
Cash and cash equivalents at beginning of period	3,877	(1,584)	2,695	4,988
Cash and cash equivalents at end of period	$28,524	$(1,389)	$2,569	$29,704

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

The following is a summary of the key operating results for the three months ended March 31, 2009 and 2008 (in thousands except per share amounts):

	Three Months Ended March 31,
	2009	2008
Consolidated service revenues and sales	$294,938	$285,268
Consolidated net income	$19,339	$15,860
Diluted EPS	$0.85	$0.65

The increase in consolidated service revenues and sales was driven by a 5% increase at VITAS while Roto-Rooter revenues were essentially flat.  The increase in service revenues at VITAS was primarily the result of the 2008 Medicare reimbursement rate increase of approximately 3.5%, an $1.95 million increase related to the one-year delay in the BNAF phaseout and the related retroactive price increase for services in the fourth quarter of 2008 and a mix shift to higher acuity days of care.  Roto-Rooter was driven by a 6.9% decrease in job count offset with an approximate 7.9% price and mix shift increase.  The Roto-Rooter changes include the impact of acquisitions in 2008, offset by the conversion of one company-owned branch to an independent contractor in 2009. The Colorado Springs acquisition was integrated into our Denver branch and the net revenues, expenses and profitability cannot be separated from the Denver branch. The impact of these acquisitions is not material.  Consolidated net income increased mainly as a result of the increase in revenues.  Diluted EPS increased as the result of increased earnings and a reduction of diluted share count due to our stock repurchase program.

Vitas expects to achieve full-year 2009 revenue growth, prior to Medicare cap, of 5.5% to 7.0%.  Admissions are estimated to increase 1.5% to 3.5%. Full calendar year 2009 Medicare contractual billing limitations are estimated at $4.0 million.  Roto-Rooter expects to achieve full-year 2009 revenue growth of 3.0% to 4.0%.  The revenue growth is a result of increased pricing of 5.0%, a favorable mix shift to higher revenue jobs, partially offset by a job count decline estimated at 7.0% to 9.0%.  We anticipate that our operating income and cash flows will be sufficient to operate our businesses and meet any commitments for the foreseeable future.

Financial Condition
Liquidity and Capital Resources
Material changes in the balance sheet accounts from December 31, 2008 to March 31, 2009 include the following:

•
A $9.3 million increase in accounts receivable which results primarily from a $4.1 million increase in unbilled revenue from FMR activity at VITAS as well as $4.0 million related to the BNAF adjustment.  Roto-Rooter receivables are virtually unchanged reflecting the flat revenues from the fourth quarter of 2008.

•
A $9.1 million decrease in long-term debt which results primarily from an $8.2 million payment on our revolving line of credit, a $2.5 million payment on our term loan offset by $1.6 million of unamortized bond discount.

 Net cash provided by operating activities decreased $14.4 million due primarily to the increase in accounts receivable discussed above.

We have issued $25.6 million in standby letters of credit as of March 31, 2009, for insurance purposes.  Issued letters of credit reduce our available credit under the revolving credit agreement.  As of March 31, 2009, we have approximately $149.4 million of unused lines of credit available and eligible to be drawn down under our revolving credit facility, excluding the expansion feature. Management believes its liquidity and sources of capital are satisfactory for the Company’s needs in the foreseeable future.

Commitments and Contingencies
Collectively, the terms of our credit agreements require us to meet various financial covenants, to be tested quarterly.  In connection therewith, we are in compliance with all financial and other debt covenants as of March 31, 2009 and anticipate remaining in compliance throughout 2009.

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

The government continues to investigate the complaint’s allegations.  In March 2009, we received a letter from the government reiterating the basis of their investigation.  We are unable to predict the outcome of this matter or the impact, if any, that the investigation may have on our business, results of operations, liquidity or capital resources.  Regardless of outcome, responding to the subpoenas can adversely affect us through defense costs, diversion of our time and related publicity.

Results of Operations
First Quarter 2009 versus First Quarter 2008 - Consolidated Results
Our service revenues and sales for the first quarter of 2009 increased 3.4% versus service revenues and sales for the first quarter of 2008.  Of this increase, $9.8 million was attributable to VITAS offset by a $162,000 decrease at Roto-Rooter ..  The following chart shows the components of those changes (dollar amounts in thousands):

		Increase/(Decrease)
		Amount	Percent
VITAS
	Routine homecare	$5,458	3.9%
	Continuous care	3,583	11.6%
	General inpatient	(889)	-3.4%
	Medicare cap	(270)	-
	BNAF adjustment	1,950	-
Roto-Rooter
	Plumbing	2,413	6.8%
	Drain cleaning	(2,287)	-5.9%
	Other	(288)	-2.3%

	Total	$9,670	3.4%

The increase in VITAS’ service revenues for the first quarter of 2009 versus the first quarter of 2008 is primarily the result of the 2008 Medicare reimbursement rate increase of approximately 3.5%, an $1.95 million increase for the BNAF, related to the fourth quarter of 2008, as well as favorable mix shift to higher acuity days of care. Average daily census (ADC) was essentially flat when compared with the prior year period.  This is a result of a 0.4% increase in routine homecare, an increase of 5.8% in continuous care and a 7.0% decrease in general inpatient.  In excess of 90% of VITAS’ service revenues for the period were from Medicare and Medicaid.

The increase in the plumbing revenues for the first quarter of 2009 versus 2008 is attributable to a 15% increase in the average price per job offset by a 7% decrease in the number of jobs performed.  Drain cleaning revenues for the first quarter of 2009 versus 2008 reflect a 7% decline in the number of jobs offset by a 2% increase in the average price per job.  The decrease in other revenues is attributable primarily to lower sales of drain cleaning products and decreased revenue from the independent contractor operations.

The consolidated gross margin was 29.8% in the first quarter of 2009 as compared with 27.9% in the first quarter of 2008.  On a segment basis, VITAS’ gross margin was 23.4% in the first quarter of 2009 and 20.0% in the first quarter of 2008.  VITAS’ gross margin increased as the result of the BNAF adjustment related to fourth quarter of 2008 (1.0% of the improvement) and continued refinements to our labor and scheduling process.  The Roto-Rooter segment’s gross margin was 45.2% in the first quarter of 2009 and 45.8% in the first quarter of 2008.

Selling, general and administrative expenses (“SG&A”) for the first quarter of 2009 were $45.8 million, an increase of $3.1 million (7%) versus the first quarter of 2008.  This increase is primarily due to an increase in stock-based compensation expense over the first quarter of 2008 as well as an increase in bad debt expense at VITAS. This increase in bad debt expense is a result of continued FMR activity.

Other operating expenses in the first quarter of 2009 of $545,000 are related to the expenses of a contested proxy solicitation.

Interest expense, substantially all of which is incurred at Corporate, declined from $3.1 million in the first quarter of 2008 to $2.8 million in the first quarter of 2009 due to lower interest rates and lower outstanding debt balances.  Interest expense for both quarters was restated to include $1.6 million in additional non-cash interest expense.  Other expenses decreased from $1.2 million in the first quarter of 2008 to $276,000 in the first quarter of 2009.  This is related to the change in realized and unrealized losses in the investments of deferred compensation plans held in trust.

Our effective income tax rate increased from 37.9% in the first quarter of 2008 to 38.8% in the first quarter of 2009.   The increase in the effective income tax rate is due primarily to the impact of non-deductible market gains and losses on investments in our deferred compensation benefit trusts.

Net income for both periods included the following after-tax special items/adjustments that increased/ (reduced) after-tax earnings (in thousands):

	Three Months Ended March 31,
	2009	2008
VITAS
Costs associated with the OIG investigation	$(8)	$9
Tax adjustments required upon expiration of statutes	-	322
Roto-Rooter
Unreserved prior year's insurance claims	-	(358)
Corporate
Stock option expense	(1,292)	(884)
Costs related to contested proxy solicitation	(345)	-
Impact of non-deductible losses and non-taxable gains on
investments held in deferred compensation trusts	736	-
Noncash interest expense related to change in accounting
for conversion feature of the convertible notes	(968)	(960)
Total	$(1,877)	$(1,871)

First quarter 2009 versus First quarter 2008 - Segment Results
The change in after-tax earnings for the first quarter of 2009 versus the first quarter of 2008 is due to (in thousands):

	Net Income
	Increase/(Decrease)
	Amount	Percent
VITAS	$3,985	30.0%
Roto-Rooter	(819)	-9.0%
Corporate	313	4.8%

	$3,479	21.9%

The following chart updates historical unaudited financial and operating data of VITAS (dollars in thousands, except dollars per patient day):

CHEMED CORPORATION AND SUBSIDIARY COMPANIES
OPERATING STATISTICS FOR VITAS SEGMENT
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008
(unaudited)

OPERATING STATISTICS	2009	2008
Net revenue
Homecare	$147,075	$141,617
Inpatient	25,082	25,971
Continuous care	34,580	30,997
Total before Medicare cap allowance and 2008 BNAF	$206,737	$198,585
Estimated BNAF Accrual Q4 2008	1,950	-
Medicare cap allowance	(270)	-
Total	$208,417	$198,585
Net revenue as a percent of total
before Medicare cap allowance
Homecare	71.1%	71.3%
Inpatient	12.2	13.1
Continuous care	16.7	15.6
Total before Medicare cap allowance and 2008 BNAF	100.0	100.0
Estimated BNAF Accrual Q4 2008	0.9	-
Medicare cap allowance	(0.1)	-
Total	100.8%	100.0%
Average daily census ("ADC") (days)
Homecare	7,477	7,154
Nursing home	3,263	3,548
Routine homecare	10,740	10,702
Inpatient	421	453
Continuous care	567	536
Total	11,728	11,691

Total Admissions	14,168	15,212
Total Discharges	13,865	14,992
Average length of stay (days)	76.6	71.5
Median length of stay (days)	13.0	13.0
ADC by major diagnosis
Neurological	32.5%	32.5%
Cancer	19.6	20.0
Cardio	12.3	13.0
Respiratory	6.7	6.9
Other	28.9	27.6
Total	100.0%	100.0%
Admissions by major diagnosis
Neurological	18.6%	19.0%
Cancer	35.9	33.4
Cardio	11.1	11.9
Respiratory	7.6	8.5
Other	26.8	27.2
Total	100.0%	100.0%
Direct patient care margins
Routine homecare	51.5%	49.5%
Inpatient	17.4	19.3
Continuous care	19.1	16.5
Homecare margin drivers (dollars per patient day)
Labor costs	$52.82	$52.26
Drug costs	7.65	7.49
Home medical equipment	6.68	6.17
Medical supplies	2.27	2.57
Inpatient margin drivers (dollars per patient day)
Labor costs	$271.75	$266.18
Continuous care margin drivers (dollars per patient day)
Labor costs	$521.30	$509.62
Bad debt expense as a percent of revenues	1.1%	0.9%
Accounts receivable --
days of revenue outstanding	68.4	45.5

VITAS has 5 large (greater than 450 ADC), 17 medium (greater than 200 but less than 450 ADC) and 23 small (less than 200 ADC) hospice programs.  There is one continuing program as of March 31, 2009, with Medicare cap cushion of less  than 10% for the 2008 measurement period.  There are two continuing programs as of March 31, 2009, with Medicare cap cushion of less than 10% for the 2009 measurement period, including one program with a $505,000 liability recorded at March 31, 2009.

Direct patient care margins exclude indirect patient care and administrative costs, Medicare cap billing limitation, as well as the BNAF adjustment that relates to the fourth quarter of 2008.

Recent Accounting Statements
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

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995 Regarding Forward-Looking Information

Certain statements contained in this report are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. The words "believe," "expect," "hope," "anticipate," "plan" and similar expressions identify forward-looking statements, which speak only as of the date the statement was made. These forward-looking statements are based on current expectations and assumptions and involve various known and unknown risks, uncertainties, contingencies and other factors, which could cause Chemed's actual results to differ from those expressed in such forward-looking statements. Variances in any or all of the risks, uncertainties, contingencies, and other factors from our assumptions could cause actual results to differ materially from these forward-looking statements and trends. In addition, our ability to deal with the unknown outcomes of these events, many of which are beyond our control, may affect the reliability of projections and other financial matters. Investors are cautioned that such forward-looking statements are subject to inherent risk and there are no assurances that the matters contained in such statements will be achieved. Chemed does not undertake and specifically disclaims any obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk
Our primary market risk exposure relates to interest rate risk exposure through variable interest rate borrowings.  At March 31, 2009, we had $12.0 million of variable rate debt outstanding.  A 1% change in the interest rate on our variable interest rate borrowings would have a $120,000 full-year impact on our interest expense.  At March 31, 2009, the fair value of the Notes approximates $138.3 million which have a face value of $187.0 million.

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

PART II OTHER INFORMATION

Item 1. Legal proceedings

For information regarding the Company's legal proceedings, see note 12, Litigation, and note 13, OIG Investigation, under Part I, Item I of this Quarterly Report on Form 10-Q.

Item 1A. Risk Factors

There have been no material changes from the risk factors previously disclosed in the Company's most recent Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

None

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

Chemed Corporation
(Registrant)

Dated:	April 28, 2009	By:	Kevin J. McNamara
Kevin J. McNamara
(President and Chief Executive Officer)

Dated:	April 28, 2009	By:	David P. Williams
David P. Williams
(Executive Vice President and Chief Financial Officer)

Dated:	April 28, 2009	By:	Arthur V. Tucker, Jr.
Arthur V. Tucker, Jr.
(Vice President and Controller)