Form 10-Q
period 2009-06-30
CHEMED CORP
filed 2009-07-31
CIK 19584

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

X	Quarterly Report Under Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended June 30, 2009

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
Large accelerated filer X	Accelerated filer	Non-accelerated filer	Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes	No X

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Amount	Date

Capital Stock $1 Par Value	22,495,675 Shares	June 30, 2009

CHEMED CORPORATION AND
SUBSIDIARY COMPANIES

Index

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
CHEMED CORPORATION AND SUBSIDIARY COMPANIES
UNAUDITED CONSOLIDATED BALANCE SHEET
(in thousands except share and per share data)

	June 30,	December 31,
	2009	2008
ASSETS
Current assets
Cash and cash equivalents	$16,632	$3,628
Accounts receivable less allowances of $11,757 (2008 - $10,320)	104,123	98,076
Inventories	8,240	7,569
Current deferred income taxes	15,911	15,392
Prepaid income taxes	5,049	1,349
Prepaid expenses and other current assets	9,031	9,919
Total current assets	158,986	135,933
Investments of deferred compensation plans held in trust	20,348	22,628
Properties and equipment, at cost, less accumulated
depreciation of $107,342 (2008 - $101,689)	73,081	76,962
Identifiable intangible assets less accumulated
amortization of $23,301 (2008 - $21,272)	59,875	61,303
Goodwill	450,005	448,721
Other assets	13,908	14,075
Total Assets	$776,203	$759,622

LIABILITIES
Current liabilities
Accounts payable	$49,471	$52,810
Current portion of long-term debt	5,070	10,169
Income taxes	1,301	2,181
Accrued insurance	35,029	35,994
Accrued compensation	37,936	40,741
Other current liabilities	13,876	12,180
Total current liabilities	142,683	154,075
Deferred income taxes	23,305	22,477
Long-term debt	148,763	158,210
Deferred compensation liabilities	20,157	22,417
Other liabilities	4,391	5,612
Total Liabilities	339,299	362,791

STOCKHOLDERS' EQUITY
Capital stock - authorized 80,000,000 shares $1 par; issued
29,614,446 shares (2008 - 29,514,877 shares)	29,614	29,515
Paid-in capital	320,629	313,516
Retained earnings	371,617	337,739
Treasury stock - 7,118,771 shares (2008 - 7,100,475 shares), at cost	(286,888)	(285,977)
Deferred compensation payable in Company stock	1,932	2,038
Total Stockholders' Equity	436,904	396,831
Total Liabilities and Stockholders' Equity	$776,203	$759,622

See accompanying notes to unaudited financial statements.

CHEMED CORPORATION AND SUBSIDIARY COMPANIES
UNAUDITED CONSOLIDATED STATEMENT OF INCOME
(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Service revenues and sales	$295,255	$283,156	$590,193	$568,424
Cost of services provided and goods sold (excluding depreciation)	207,337	201,139	414,350	406,951
Selling, general and administrative expenses	49,580	46,321	95,373	89,048
Depreciation	5,338	5,370	10,663	10,808
Amortization	1,618	1,489	3,154	2,939
Other operating expense	3,444	-	3,989	-
Total costs and expenses	267,317	254,319	527,529	509,746
Income from operations	27,938	28,837	62,664	58,678
Interest expense	(3,142)	(2,964)	(5,986)	(6,073)
Other income/(expense)--net	3,358	886	3,082	(303)
Income before income taxes	28,154	26,759	59,760	52,302
Income taxes	(10,904)	(10,488)	(23,171)	(20,171)
Net income	$17,250	$16,271	$36,589	$32,131

Earnings Per Share
Net income	$0.77	$0.69	$1.63	$1.36
Average number of shares outstanding	22,417	23,486	22,406	23,681

Diluted Earnings Per Share
Net income	$0.76	$0.68	$1.61	$1.34
Average number of shares outstanding	22,672	23,759	22,660	24,026

Cash Dividends Per Share	$0.06	$0.06	$0.12	$0.12

See accompanying notes to unaudited financial statements.

CHEMED CORPORATION AND SUBSIDIARY COMPANIES
UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOWS
(in thousands)

	Six Months Ended
	June 30,
	2009	2008
Cash Flows from Operating Activities
Net income	$36,589	$32,131
Adjustments to reconcile net income to net cash provided
by operating activities:
Depreciation and amortization	13,817	13,747
Provision for uncollectible accounts receivable	5,459	4,351
Stock option expense	4,485	2,982
Amortization of debt issuance costs	3,253	3,252
Provision for deferred income taxes	317	(2,809)
Amortization of debt issuance costs	309	309
Changes in operating assets and liabilities, excluding
amounts acquired in business combinations:
Increase in accounts receivable	(11,575)	(4,652)
Increase in inventories	(668)	(953)
Decrease in prepaid expenses and other current assets	902	1,179
Decrease in accounts payable and other current liabilities	(4,005)	(2,248)
Decrease in income taxes	(4,267)	(4,903)
Decrease/(increase) in other assets	2,264	(1,906)
Increase/(decrease) in other liabilities	(3,481)	1,910
Excess tax benefit on share-based compensation	(313)	(825)
Other sources	34	206
Net cash provided by operating activities	43,120	41,771
Cash Flows from Investing Activities
Capital expenditures	(8,136)	(8,715)
Business combinations, net of cash acquired	(1,859)	(577)
Proceeds from sales of property and equipment	1,496	71
Net proceeds/(uses) from the disposals of discontinued operations	(219)	9,439
Other uses	(256)	(306)
Net cash used by investing activities	(8,974)	(88)
Cash Flows from Financing Activities
Repayment of long-term debt	(9,599)	(5,095)
Net increase/(decrease) in revolving line of credit	(8,200)	8,300
Dividends paid	(2,711)	(2,900)
Decrease in cash overdrafts payable	(781)	(655)
Purchases of treasury stock	(526)	(45,791)
Excess tax benefit on share-based compensation	313	825
Other sources	362	170
Net cash used by financing activities	(21,142)	(45,146)
Increase/(Decrease) in Cash and Cash Equivalents	13,004	(3,463)
Cash and cash equivalents at beginning of year	3,628	4,988
Cash and cash equivalents at end of period	$16,632	$1,525

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

As of June 30, 2009, VITAS has approximately $13.8 million in unbilled revenue (December 31, 2008 - $13.9 million).  The unbilled revenue at VITAS relates to hospice programs currently undergoing focused medical reviews (“FMR”).  During FMR, surveyors working on behalf of the U.S. Federal government review certain patient files for compliance with Medicare regulations.  During the time the patient file is under review, we are unable to bill for care provided to those patients.  We make appropriate provisions to reduce our accounts receivable balance for potential denials of patient service revenue due to FMR activity.

The U.S. government revises hospice reimbursement rates on an annual basis using the Hospice Wage Index (HWI) and the Budget Neutrality Adjustment Factor (BNAF).  The HWI is used to adjust reimbursement rates to reflect local differences in wages.  The BNAF is an estimated inflation factor applied to the HWI.  In August 2008, the U.S. government announced a 25% reduction in the BNAF for its fiscal 2009 (October 2008 through September 2009) pursuant to a three year phase-out of the BNAF.  The February 2009 American Recovery and Reinvestment Act mandated a one year delay in the BNAF phase-out.  As a result, included in the six months ended June 30, 2009 results, is $1.95 million of revenue for the retroactive price increase related to services provided by VITAS in the fourth quarter of 2008.  Revenue for service provided in fiscal 2009 includes a reimbursement rate with the full BNAF increase.

We actively monitor each of our hospice programs, by provider number, as to their specific admission, discharge rate and median length of stay data in an attempt to determine whether they are likely to exceed the annual per-beneficiary Medicare cap (“Medicare cap”).  Should we determine that revenues for a program are likely to exceed the Medicare cap based on projected trends, we attempt to institute corrective action to influence the patient mix or to increase patient admissions.  However, should we project our corrective action will not prevent that program from exceeding its Medicare cap, we estimate the amount of revenue recognized during the period that will require repayment to the Federal government under the Medicare cap and record the amount as a reduction to patient revenue.  The Medicare cap measurement period is from September 29 through September 28 of the following year for admissions and from November 1 through October 31 of the following year for revenue.  As a result of improved admission trends, we reversed our estimated liability of $505,000 for one provider number during the three months ended June 30, 2009.  This relates to one program’s projected liability that was recorded during the fourth quarter of 2008 and the first quarter of 2009. No revenue reduction for Medicare cap liability was recorded for the three or six-month periods ended June 30, 2008.

3.      Segments

Service revenues and sales and after-tax earnings by business segment are as follows (in thousands):

		Three months ended		Six months ended
		June 30,		June 30,
		2009	2008	2009	2008
Service Revenues and Sales
VITAS		$211,303	$199,048	$419,720	$397,633
Roto-Rooter		83,952	84,108	170,473	170,791
	Total	$295,255	$283,156	$590,193	$568,424

After-tax Earnings
VITAS		$17,244	$14,321	$34,527	$27,619
Roto-Rooter		8,851	8,393	17,127	17,488
	Total	26,095	22,714	51,654	45,107
Corporate		(8,845)	(6,443)	(15,065)	(12,976)
	Net income	$17,250	$16,271	$36,589	$32,131

4.      Earnings per Share

Earnings per share are computed using the weighted average number of shares of capital stock outstanding.  Earnings and diluted earnings per share for 2009 and 2008 are computed as follows (in thousands, except per share data):

For the Three Months Ended June 30,	Net Income	Shares	Earnings per Share
2009
Earnings	$17,250	22,417	$0.77
Dilutive stock options	-	214
Nonvested stock awards	-	41
Diluted earnings	$17,250	22,672	$0.76

2008
Earnings	$16,271	23,486	$0.69
Dilutive stock options	-	247
Nonvested stock awards	-	26
Diluted earnings	$16,271	23,759	$0.68

For the Six Months Ended June 30,	Net Income	Shares	Earnings per Share
2009
Earnings	$36,589	22,406	$1.63
Dilutive stock options	-	216
Nonvested stock awards	-	38
Diluted earnings	$36,589	22,660	$1.61

2008
Earnings	$32,131	23,681	$1.36
Dilutive stock options	-	315
Nonvested stock awards	-	30
Diluted earnings	$32,131	24,026	$1.34

For both the three and six-month periods ended June 30, 2009 1,828,017 stock options were excluded from the computation of diluted earnings per share as their exercise prices were greater than the average market price for most of the quarter. For the three and six-month periods ended June 30, 2008 1,084,267 and 832,267 stock options were excluded, respectively, from the computation of diluted earnings per share.

Diluted earnings per share may be impacted in future periods as the result of the issuance of our 1.875% Senior Convertible Notes (the “Notes”) and related purchased call options and sold warrants.  Under EITF 04-8 ”The Effect of Contingently Convertible Instruments on Diluted Earnings per Share” and EITF 90-19 “Convertible Bonds with Issuer Option to Settle for Cash upon Conversion”, we will not include any shares related to the Notes in our calculation of diluted earnings per share until our average stock price for a quarter exceeds the conversion price of $80.73.  We would then include in our diluted earnings per share calculation those shares issuable using the treasury stock method.  The amount of shares issuable is based upon the amount by which the average stock price for the quarter exceeds the conversion price.  The purchased call option does not impact the calculation of diluted earnings per share as it is always anti-dilutive. The sold warrants become dilutive when our average stock price for a quarter exceeds the strike price of the warrant.

The following table provides examples of how changes in our stock price impact the number of shares that would be included in our diluted earnings per share calculation.  It also shows the impact on the number of shares issuable upon conversion of the Notes and settlement of the purchased call options and sold warrants:

	Shares		Total Treasury	Shares Due	Incremental
	Underlying 1.875%		Method	to the Company	Shares Issued/
Share	Convertible	Warrant	Incremental	under Notes	(Received) by the Company
Price	Notes	Shares	Shares (a)	Hedges	upon Conversion (b)
$80.73	-	-	-	-	-
$90.73	255,243	-	255,243	(273,061)	(17,818)
$100.73	459,807	-	459,807	(491,905)	(32,098)
$110.73	627,423	118,359	745,782	(671,222)	74,560
$120.73	767,272	313,764	1,081,036	(820,833)	260,203
$130.73	885,726	479,274	1,365,000	(947,556)	417,444

(a) Represents the number of incremental shares that must be included in the calculation of fully diluted shares under U.S. GAAP.
(b) Represents the number of incremental shares to be issued by the Company upon conversion of the Notes, assuming concurrent settlement of the note hedges and warrants.

5.      Long-Term Debt

We are in compliance with all debt covenants as of June 30, 2009.  We have issued $27.8 million in standby letters of credit as of June 30, 2009 for insurance purposes.  Issued letters of credit reduce our available credit under the revolving credit agreement.  As of June 30, 2009, we have approximately $147.2 million of unused lines of credit available and eligible to be drawn down under our revolving credit facility, excluding the expansion feature.  During June 2009, we paid $7.0 million on our term loan of which $4.5 million was a principal prepayment.

In May 2008, the FASB issued Staff Position No. APB 14-1, “Accounting for Convertible Debt Instruments that may be Settled in Cash Upon Conversion (Including Partial Cash Settlement).”  This new guidance requires all convertible debentures classified as Instruments B or C under EITF 90-19 to separately account for the debt and equity pieces of the instrument.   At inception of the convertible instrument, cash flows related to the convertible instrument are to be discounted using a market rate of interest.  We adopted the new standard on January 1, 2009.  The FSP was applied retrospectively.  Upon adoption, the Notes had a discount of approximately $54.9 million.  Retained earnings as of January 1, 2008 decreased $2.3 million as a result of the cumulative effect of adoption.

The following amounts are included in our consolidated balance sheet related to the Notes:

	June 30, 2009	December 31, 2008
Principal amount of convertible debentures	$186,956	$186,956
Unamortized debt discount	(38,193)	(41,446)
Carrying amount of convertible debentures	$148,763	$145,510
Additional paid in capital (net of tax)	$31,310	$31,310

The following amounts comprise interest expense included in our consolidated income statement (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Cash interest expense	$1,346	$1,168	$2,424	$2,510
Non-cash amortization of debt discount	1,640	1,640	3,253	3,252
Amortization of debt costs	156	156	309	311
Total interest expense	$3,142	$2,964	$5,986	$6,073

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

6.      Other Operating Expenses

For the three and six-month periods ended June 30, 2009 we recorded pretax expenses of $3.4 million and $4.0 million, respectively, related to the costs of a contested proxy solicitation.

7.      Other Income -- Net

Other income -- net comprises the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Interest income	$207	$106	$289	$443
(Loss)/gain on trading investments of employee benefit trust	3,199	841	2,796	(681)
Loss on disposal of property and equipment	(78)	(84)	(54)	(113)
Other - net	30	23	51	48
Total other income	$3,358	$886	$3,082	$(303)

8.      Other Current Liabilities

Other current liabilities as of June 30, 2009 and December 31, 2008 consist of the following (in thousands):

	2009	2008
Accrued legal settlements	$431	$410
Accrued divestiture expenses	852	837
Accrued Medicare cap estimate	500	735
Other	12,093	10,198
Total other current liabilities	$13,876	$12,180

 9.      Stock-Based Compensation Plans

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

On May 29, 2009, the Compensation/Incentive Committee (“CIC”) approved a new stock-price target portion of the Company’s Executive Long-Term Incentive Plan (“LTIP”), which covers our officers and key employees.  The new stock price hurdles are as follows:

Stock Price	Shares to be
Hurdle	Issued
$54.00	22,500
$58.00	33,750
$62.00	33,750
Total	90,000

The stock price hurdles must be achieved during 30 trading days out of any 60 trading day period between May 29, 2009 and February 28, 2012.

10.  Loans Receivable from Independent Contractors

The Roto-Rooter segment sublicenses with approximately sixty-five independent contractors to operate certain plumbing repair and drain cleaning businesses in lesser-populated areas of the United States and Canada.  We had notes receivable from our independent contractors as of June 30, 2009 totaling $1.6 million (December 31, 2008 -$1.6 million).  In most cases these loans are fully or partially secured by equipment owned by the contractor.  The interest rates on the loans range from zero to 8% per annum and the remaining terms of the loans range from two months to 5 years at June 30, 2009.  During the three months ended June 30, 2009, we recorded revenues of $5.4 million (2008 - $5.6 million) and pretax profits of $2.4 million (2008 - $2.4 million) from our independent contractors.  During the six months ended June 30, 2009, we recorded revenues of $10.7 million (2008 - $11.2 million) and pretax profits of $4.7 million (2008 - $5.1 million) from our independent contractors

We have adopted the provisions of Financial Accounting Standards Board ("FASB") Interpretation No. 46R "Consolidation of Variable Interest Entities--an interpretation of Accounting Research Bulletin No. 51 (revised)" ("FIN 46R") relative to our contractual relationships with the independent contractors.  FIN 46R requires the primary beneficiary of a Variable Interest Entity ("VIE") to consolidate the accounts of the VIE.  We have evaluated our relationships with our independent contractors based upon guidance provided in FIN 46R and have concluded that some of the contractors who have loans payable to us may be VIE’s.  We believe consolidation, if required, of the accounts of any VIE’s for which we might be the primary beneficiary would not materially impact our financial position, results of operations or cash flows.

11.   Pension and Retirement Plans

All of the Company’s plans that provide retirement and similar benefits are defined contribution plans.  Expenses for the Company’s pension and profit-sharing plans, excess benefit plans and other similar plans were $5.6 million and $3.8 million for the three months ended June 30, 2009 and 2008, respectively.  Expenses for the Company’s pension and profit-sharing plans, excess benefit plans and other similar plans were $7.0 million and $5.5 million for the six months ended June 30, 2009 and 2008, respectively.

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

13.   Regulatory Matters

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

In May of 2009, VITAS received an administrative subpoena from the U.S. Department of Justice requesting VITAS deliver to the OIG documents, patient records, and policy and procedure manuals for headquarters and its Texas programs concerning hospice services provided for the period January 1, 2003 to the date of the letter.  Based on the early stage of the investigation and the limited information we have at this time, we cannot predict the outcome of this investigation.  We believe that we are in material compliance with Medicare and Medicaid rules and regulations applicable to hospice providers.

We are unable to predict the outcome of these matters or the impact, if any, that the investigation may have on our business, results of operations, liquidity or capital resources.  Regardless of outcome, responding to the subpoenas can adversely affect us through defense costs, diversion of our time and related publicity.

14.   Related Party Agreement

VITAS has two pharmacy services agreements ("Agreements") with Omnicare, Inc. and its subsidiaries (“OCR”) whereby OCR provides specified pharmacy services for VITAS and its hospice patients in geographical areas served by both VITAS and OCR.  The Agreements renew automatically for one-year terms.  Either party may cancel the Agreements at the end of any term by giving written notice at least 90 days prior to the end of said term.  VITAS made purchases from OCR of $8.2 million and $8.3 million for the three months ended June 30, 2009 and 2008, respectively.  VITAS made purchases of $16.1 million and $16.5 million for the six months ended June 30, 2009 and 2008, respectively.  VITAS has accounts payable to OCR of $363,000 at June 30, 2009.

 Mr. Joel F. Gemunder, President and Chief Executive Officer of OCR and Ms. Andrea Lindell are directors of both OCR and the Company. Mr. Kevin J. McNamara, President, Chief Executive Officer and a director of the Company, is a director emeritus of OCR.  We believe that the terms of these agreements are no less favorable to VITAS than we could negotiate with an unrelated party.

15.   Cash Overdrafts Payable

Included in accounts payable at June 30, 2009 is cash overdrafts payable of $8.0 million (December 31, 2008 - $8.8 million).

16.   Financial Instruments

On January 1, 2008, we partially adopted the provisions of Statement No. 157, “Fair Value Measurements” (“SFAS 157”).  This statement defines a hierarchy which prioritizes the inputs in fair value measurements.  Level 1 measurements are measurements using quoted prices in active markets for identical assets or liabilities.  Level 2 measurements use significant other observable inputs.  Level 3 measurements are measurements using significant unobservable inputs which require a company to develop its own assumptions.  In recording the fair value of assets and liabilities, companies must use the most reliable measurement available.  There was no impact on our financial position or results of operations upon partial adoption of SFAS 157.

On January 1, 2009, the deferral period granted by FASB Staff Position 157-2 relative to our goodwill and indefinite lived intangible assets expired.  There was no impact on our financial position or results of operations as a result of the expiration of the deferral.

The following shows the carrying value, fair value and SFAS 157 hierarchy for our financial instruments as of June 30, 2009 (in thousands):

		Fair Value Measure
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Mutual fund investments of deferred compensation plans held in trust	$20,348	$20,348	$-	$-
Long-term debt	153,833	143,487	-	-

For cash and cash equivalents, accounts receivable and accounts payable, the carrying amount is a reasonable estimate of fair value because of the liquidity and short-term nature of these instruments.

17.   Subsequent Events

In May 2009, the FASB issued Statement of Financial Accounting Standard No. 165 “Subsequent Events” (“SFAS 165”), which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued.  It requires the disclosure of the date through which subsequent events have been evaluated as well as the basis for that date. This statement is effective prospectively for interim or annual financial periods ending after June 15, 2009.  We have evaluated all subsequent events through July 31, 2009, the date of this filing, and determined there are no material recognized or unrecognized subsequent events.

18.  Recent Accounting Statements

In May 2008, the FASB issued Statement of Financial Accounting Standard No. 162 “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”).  The purpose of this standard is to provide a consistent framework for determining what accounting principles should be used when preparing U.S. GAAP financial statements.  SFAS 162 categorizes accounting pronouncements in a descending order of authority.  In the instance of potentially conflicting accounting principles, the standard in the highest category must be used.  This standard will be replaced when the Statement of Financial Accounting Standard No. 168 “The FASB Accounting Standards Codification” ™ (“SFAS 168”) becomes effective.  We believe that SFAS 162 has no impact on our existing accounting methods.

In June 2009, the FASB issued Statement of Financial Accounting Standard No. 167 “Amendments to FASB Interpretation No. 46(R)” (“SFAS 167”), which makes significant changes to the model for determining who should consolidate an entity and also addresses how often this assessment should be performed. The determination of who should consolidate a variable interest entity will be based on both quantitative and qualitative factors relating to control, as well as risks and benefits of ownership.  This statement is effective in 2010 for calendar-year companies and is to be adopted through a cumulative-effect adjustment.  We are currently evaluating the impact of  SFAS 167 on our existing accounting methods.

In June 2009, the FASB issued Statement of Financial Accounting Standard No. 168 “The FASB Accounting Standards Codification” ™ (“SFAS 168”).  SFAS 168 establishes the Codification as the single source of authoritative nongovernmental U.S. GAAP.  The Codification is not intended to change GAAP, but it represents a significant change in the way issues are researched and U.S. GAAP is referenced in financial statements and accounting policies.  SFAS 168 will be effective for interim or annual financial periods ending after September 15, 2009.  We believe that SFAS 168 will have no impact on our existing accounting methods.  However, upon adoption all references in our financial statements to authoritative U.S. GAAP will be changed to the Codification and not the historical U.S. GAAP reference.

19.  Guarantor Subsidiaries

    Our 1.875% Notes are fully and unconditionally guaranteed on an unsecured, jointly and severally liable basis by certain of our 100% owned subsidiaries.  The following unaudited, condensed, consolidating financial data presents the composition of the parent company (Chemed), the guarantor subsidiaries and the non-guarantor subsidiaries as of June 30, 2009 and December 31, 2008 for the balance sheet, the three and six months ended June 30, 2009 for the income statement and the six months ended June 30, 2009 for the statement of cash flows (dollars in thousands):

As of June 30, 2009		Guarantor	Non-Guarantor	Consolidating
	Parent	Subsidiaries	Subsidiaries	Adjustments	Consolidated
ASSETS
Cash and cash equivalents	$13,187	$130	$3,315	$-	$16,632
Accounts receivable, less allowances	677	102,764	682	-	104,123
Intercompany receivables	-	66,213	-	(66,213)	-
Inventories	-	7,493	747	-	8,240
Prepaid income taxes	1,872	414	2,763	-	5,049
Current deferred income taxes	(1,298)	17,142	67	-	15,911
Prepaid expenses and other current assets	1,221	7,722	88	-	9,031
Total current assets	15,659	201,878	7,662	(66,213)	158,986
Investments of deferred compensation plans held in trust	-	-	20,348	-	20,348
Properties and equipment, at cost, less accumulated depreciation	10,195	60,862	2,024	-	73,081
Identifiable intangible assets less accumulated amortization	-	59,875	-	-	59,875
Goodwill	-	445,588	4,417	-	450,005
Other assets	11,029	2,555	324	-	13,908
Investments in subsidiaries	610,262	14,225	-	(624,487)	-
Total assets	$647,145	$784,983	$34,775	$(690,700)	$776,203
LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable	$592	$48,627	$252	$-	$49,471
Intercompany payables	60,424	-	5,789	(66,213)	-
Current portion of long-term debt	5,000	70	-	-	5,070
Income taxes	(4,159)	5,328	132	-	1,301
Accrued insurance	471	34,558	-	-	35,029
Accrued salaries and wages	1,875	35,565	496	-	37,936
Other current liabilities	2,841	10,755	280	-	13,876
Total current liabilities	67,044	134,903	6,949	(66,213)	142,683
Deferred income taxes	(8,474)	38,073	(6,294)	-	23,305
Long-term debt	148,763	-	-	-	148,763
Deferred compensation liabilities	-	-	20,157	-	20,157
Other liabilities	2,908	1,483	-	-	4,391
Stockholders' equity	436,904	610,524	13,963	(624,487)	436,904
Total liabilities and stockholders' equity	$647,145	$784,983	$34,775	$(690,700)	$776,203

as of December 31, 2008		Guarantor	Non-Guarantor	Consolidating
	Parent	Subsidiaries	Subsidiaries	Adjustments	Consolidated
ASSETS
Cash and cash equivalents	$65	$202	$3,361	$-	$3,628
Accounts receivable, less allowances	1,261	96,112	703	-	98,076
Intercompany receivables	-	37,105	-	(37,105)	-
Inventories	-	7,021	548	-	7,569
Prepaid income taxes	1,537	(1,097)	909	-	1,349
Current deferred income taxes	(229)	15,511	110	-	15,392
Prepaid expenses and other current assets	759	9,079	81	-	9,919
Total current assets	3,393	163,933	5,712	(37,105)	135,933
Investments of deferred compensation plans held in trust	-	-	22,628	-	22,628
Properties and equipment, at cost, less accumulated depreciation	11,665	63,179	2,118	-	76,962
Identifiable intangible assets less accumulated amortization	-	61,303	-	-	61,303
Goodwill	-	444,433	4,288	-	448,721
Other assets	11,312	2,455	308	-	14,075
Investments in subsidiaries	568,038	11,196	-	(579,234)	-
Total assets	$594,408	$746,499	$35,054	$(616,339)	$759,622
LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable	$(1,688)	$54,175	$323	$-	$52,810
Intercompany payables	29,513	-	7,592	(37,105)	-
Current portion of long-term debt	10,000	169	-	-	10,169
Income taxes	(1,940)	3,909	212	-	2,181
Accrued insurance	1,425	34,569	-	-	35,994
Accrued salaries and wages	3,817	36,523	401	-	40,741
Other current liabilities	2,022	8,979	1,179	-	12,180
Total current liabilities	43,149	138,324	9,707	(37,105)	154,075
Deferred income taxes	(7,801)	38,310	(8,032)	-	22,477
Long-term debt	158,210	-	-	-	158,210
Deferred compensation liabilities	-	-	22,417	-	22,417
Other liabilities	4,019	1,593	-	-	5,612
Stockholders' equity	396,831	568,272	10,962	(579,234)	396,831
Total liabilities and stockholders' equity	$594,408	$746,499	$35,054	$(616,339)	$759,622

For the three months ended June 30, 2009		Guarantor	Non-Guarantor	Consolidating
	Parent	Subsidiaries	Subsidiaries	Adjustments	Consolidated
Continuing Operations
Net sales and service revenues	$-	$289,382	$5,873	$-	$295,255
Cost of services provided and goods sold	-	204,416	2,921	-	207,337
Selling, general and administrative expenses	5,502	39,867	4,211	-	49,580
Depreciation	148	5,016	174	-	5,338
Amortization	596	1,022	-	-	1,618
Other operating expense	3,444	-	-	-	3,444
Total costs and expenses	9,690	250,321	7,306	-	267,317
Income/ (loss) from operations	(9,690)	39,061	(1,433)	-	27,938
Interest expense	(2,757)	(385)	-	-	(3,142)
Other income - net	106	38	3,214	-	3,358
Income/ (loss) before income taxes	(12,341)	38,714	1,781	-	28,154
Income tax (provision)/ benefit	4,148	(14,766)	(286)	-	(10,904)
Equity in net income of subsidiaries	25,443	1,295	-	(26,738)	-
Net income	$17,250	$25,243	$1,495	$(26,738)	$17,250

For the three months ended June 30, 2008		Guarantor	Non-Guarantor	Consolidating
	Parent	Subsidiaries	Subsidiaries	Adjustments	Consolidated
Continuing Operations
Net sales and service revenues	$-	$276,973	$6,183	$-	$283,156
Cost of services provided and goods sold	-	198,098	3,041	-	201,139
Selling, general and administrative expenses	4,479	39,742	2,100	-	46,321
Depreciation	118	5,084	168	-	5,370
Amortization	481	1,008	-	-	1,489
Total costs and expenses	5,078	243,932	5,309	-	254,319
Income/ (loss) from operations	(5,078)	33,041	874	-	28,837
Interest expense	(2,855)	(109)	-	-	(2,964)
Other (expense)/income - net	1,506	(1,489)	869	-	886
Income/ (loss) before income taxes	(6,427)	31,443	1,743	-	26,759
Income tax (provision)/ benefit	1,865	(11,980)	(373)	-	(10,488)
Equity in net income of subsidiaries	20,833	1,302	-	(22,135)	-
Net income	$16,271	$20,765	$1,370	$(22,135)	$16,271

For the six months ended June 30, 2009		Guarantor	Non-Guarantor	Consolidating
	Parent	Subsidiaries	Subsidiaries	Adjustments	Consolidated
Continuing Operations
Net sales and service revenues	$-	$578,521	$11,672	$-	$590,193
Cost of services provided and goods sold	-	408,445	5,905	-	414,350
Selling, general and administrative expenses	10,731	80,515	4,127	-	95,373
Depreciation	299	10,023	341	-	10,663
Amortization	1,127	2,027	-	-	3,154
Other operating expense	3,989	-	-	-	3,989
Total costs and expenses	16,146	501,010	10,373	-	527,529
Income/ (loss) from operations	(16,146)	77,511	1,299	-	62,664
Interest expense	(5,527)	(465)	6	-	(5,986)
Other (expense)/income - net	490	(239)	2,831	-	3,082
Income/ (loss) before income taxes	(21,183)	76,807	4,136	-	59,760
Income tax (provision)/ benefit	7,418	(29,216)	(1,373)	-	(23,171)
Equity in net income of subsidiaries	50,354	2,900	-	(53,254)	-
Net income	$36,589	$50,491	$2,763	$(53,254)	$36,589

For the six months ended June 30, 2008		Guarantor	Non-Guarantor	Consolidating
	Parent	Subsidiaries	Subsidiaries	Adjustments	Consolidated
Continuing Operations
Net sales and service revenues	$-	$555,835	$12,589	$-	$568,424
Cost of services provided and goods sold	-	400,802	6,149	-	406,951
Selling, general and administrative expenses	8,529	78,530	1,989	-	89,048
Depreciation	242	10,233	333	-	10,808
Amortization	922	2,017	-	-	2,939
Total costs and expenses	9,693	491,582	8,471	-	509,746
Income/ (loss) from operations	(9,693)	64,253	4,118	-	58,678
Interest expense	(5,830)	(242)	(1)	-	(6,073)
Other (expense)/income - net	2,874	(2,545)	(632)	-	(303)
Income/ (loss) before income taxes	(12,649)	61,466	3,485	-	52,302
Income tax (provision)/ benefit	4,475	(22,959)	(1,687)	-	(20,171)
Equity in net income of subsidiaries	40,305	2,001	-	(42,306)	-
Net income	$32,131	$40,508	$1,798	$(42,306)	$32,131

For the six months ended June 30, 2009		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Consolidated
Cash Flow from Operating Activities:
Net cash (used)/provided by operating activities	$(7,802)	$49,192	$1,730	$43,120
Cash Flow from Investing Activities:
Capital expenditures	(13)	(7,912)	(211)	(8,136)
Business combinations, net of cash acquired	-	(1,859)	-	(1,859)
Net payments on sale of discontinued operations	(219)	-	-	(219)
Proceeds from sale of property and equipment	1,280	216	-	1,496
Other uses - net	(146)	(110)	-	(256)
Net cash provided/ (used) by investing activities	902	(9,665)	(211)	(8,974)
Cash Flow from Financing Activities:
Change in cash overdrafts payable	1,242	(2,023)	-	(781)
Change in intercompany accounts	39,429	(37,625)	(1,804)	-
Dividends paid to shareholders	(2,711)	-	-	(2,711)
Purchases of treasury stock	(526)	-	-	(526)
Realized excess tax benefit on share based compensation	313	-	-	313
Net decrease in revolving credit facility	(8,200)	-	-	(8,200)
Repayment of long-term debt	(9,500)	(99)	-	(9,599)
Other sources and uses - net	(25)	148	239	362
Net cash provided/(used) by financing activities	20,022	(39,599)	(1,565)	(21,142)
Net increase/(decrease) in cash and cash equivalents	13,122	(72)	(46)	13,004
Cash and cash equivalents at beginning of year	65	202	3,361	3,628
Cash and cash equivalents at end of period	$13,187	$130	$3,315	$16,632

For the six months ended June 30, 2008		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Consolidated
Cash Flow from Operating Activities:
Net cash (used)/provided by operating activities	$(3,607)	$45,529	$(151)	$41,771
Cash Flow from Investing Activities:
Capital expenditures	(62)	(8,042)	(611)	(8,715)
Business combinations, net of cash acquired	(1)	(576)	-	(577)
Net proceeds from sale of discontinued operations	9,439	-	-	9,439
Proceeds from sale of property and equipment	10	43	18	71
Other sources and uses - net	(323)	17	-	(306)
Net cash provided/ (used) by investing activities	9,063	(8,558)	(593)	(88)
Cash Flow from Financing Activities:
Change in cash overdrafts payable	826	(1,481)	-	(655)
Change in intercompany accounts	34,654	(35,241)	587	-
Dividends paid to shareholders	(2,900)	-	-	(2,900)
Purchases of treasury stock	(45,791)	-	-	(45,791)
Realized excess tax benefit on share based compensation	825	-	-	825
Net increase in revolving credit facility	8,300	-	-	8,300
Repayment of long-term debt	(5,000)	(95)	-	(5,095)
Other sources and uses - net	63	147	(40)	170
Net cash provided/(used) by financing activities	(9,023)	(36,670)	547	(45,146)
Net increase/(decrease) in cash and cash equivalents	(3,567)	301	(197)	(3,463)
Cash and cash equivalents at beginning of year	3,877	(1,584)	2,695	4,988
Cash and cash equivalents at end of period	$310	$(1,283)	$2,498	$1,525

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

The following is a summary of the key operating results for the three and six months ended June 30, 2009 and 2008 (in thousands except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Consolidated service revenues and sales	$295,255	$283,156	$590,193	$568,424
Consolidated net income	$17,250	$16,271	$36,589	$32,131
Diluted EPS	$0.76	$0.68	$1.61	$1.34

For the three months ended June 30, 2009 and 2008, the increase in consolidated service revenues and sales was driven by a 6% increase at VITAS while Roto-Rooter revenues were essentially flat.  The increase in service revenues at VITAS was driven by an approximate 1% increase in average daily census (ADC) from the second quarter of 2008, the October 1, 2008 Medicare reimbursement rate increase of approximately 3.5%, a reversal of Medicare cap billing limitations recorded in previous periods and a mix shift to higher acuity days of care. Roto-Rooter was driven by an 8% decrease in job count offset by an approximate 9% price and mix shift increase. The Roto-Rooter changes include the impact of acquisitions in 2008 and 2009, offset by the conversion of one company-owned branch to an independent contractor in 2009.  The impact of these transactions is not material.  Consolidated net income increased mainly as a result of the increase in revenues.  Diluted EPS increased as the result of increased earnings and a reduction in the average shares outstanding due to our stock repurchase program.

For the six months ended June 30, 2009 and 2008, the increase in consolidated service revenues and sales was driven by a 6% increase in service revenues at VITAS while Roto-Rooter revenues were essentially flat.  The increase in service revenues at VITAS was driven by the October 1, 2008 Medicare reimbursement rate increase of approximately 3.5%, a reversal of Medicare cap billing limitations recorded in previous periods, an $1.95 million increase related to the retroactive price increase for services in the fourth quarter of 2008 and a mix shift to higher acuity days of care.  ADC was flat between periods.  Roto-Rooter was driven by a 7% decrease in job count offset by an approximate 9% price and mix shift increase.  The Roto-Rooter changes include the impact of acquisitions in 2008, offset by the conversion of one company-owned branch to an independent contractor in 2009.  Consolidated net income increased mainly as a result of the increase in revenues.  Diluted EPS increased as the result of increased earnings and a reduction in the average shares outstanding due to our stock repurchase program.

VITAS expects to achieve full-year 2009 revenue growth, prior to Medicare cap, of 5.0% to 6.0%.  Admissions are estimated to be in the range of 98% to 102% of total 2008 admissions.  Full calendar year 2009 Medicare contractual billing limitations are estimated at $2.3 million.  Roto-Rooter expects full-year 2009 revenue to range from flat to an increase of 1%.  The revenue growth is a result of increased pricing of 5.0%, a favorable mix shift to higher revenue jobs, partially offset by a job count decline estimated at 7.0% to 9.0%.  We anticipate that our operating income and cash flows will be sufficient to operate our businesses and meet any commitments for the foreseeable future.

Financial Condition
Liquidity and Capital Resources

Material changes in the balance sheet accounts from December 31, 2008 to June 30, 2009 include the following:

●
A $6.0 million increase in accounts receivable which results primarily from a $7.5 million increase at VITAS resulting from Medicare related administrative delays in processing payments at certain of our programs offset by a decrease at Roto-Rooter  related to a decrease in days sales outstanding.

●
A $14.5 million decrease in long-term debt which results primarily from an $8.2 million net reduction in our revolving line of credit and a $9.5 million payment on our term loan, offset by $3.2 million amortization of bond discount.

 Net cash provided by operating activities increased $1.3 million due primarily to the increase in net income offset by the increase in accounts receivable as noted above.

We have issued $27.8 million in standby letters of credit as of June 30, 2009, for insurance purposes.  Issued letters of credit reduce our available credit under the revolving credit agreement.  As of June 30, 2009, we have approximately $147.2 million of unused lines of credit available and eligible to be drawn down under our revolving credit facility, excluding the expansion feature. Management believes its liquidity and sources of capital are satisfactory for the Company’s needs in the foreseeable future.

Commitments and Contingencies

Collectively, the terms of our credit agreements require us to meet various financial covenants, to be tested quarterly.  In connection therewith, we are in compliance with all financial and other debt covenants as of June 30, 2009 and anticipate remaining in compliance throughout 2009.

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

In May of 2009, VITAS received an administrative subpoena from the U.S. Department of Justice requesting VITAS deliver to the OIG documents, patient records, and policy and procedure manuals for headquarters and its Texas programs concerning hospice services provided for the period January 1, 2003 to the date of the letter.  Based on the early stage of the investigation and the limited information we have at this time, we cannot predict the outcome of this investigation.  We believe that we are in material compliance with Medicare and Medicaid rules and regulations applicable to hospice providers.

We are unable to predict the outcome of these matters or the impact, if any, that the investigation may have on our business, results of operations, liquidity or capital resources.  Regardless of outcome, responding to the subpoenas can adversely affect us through defense costs, diversion of our time and related publicity.

Results of Operations
Three months ended June 30, 2009 versus  2008 - Consolidated Results

Our service revenues and sales for the second quarter of 2009 increased 4.3% versus services and sales revenues for the second quarter of 2008.  Of this increase, $12.3 million was attributable to VITAS offset by a $156,000 decrease at Roto-Rooter.  The following chart shows the components of those changes (dollar amounts in thousands):

		Increase/(Decrease)
		Amount	Percent
VITAS
	Routine homecare	$7,280	5.0%
	Continuous care	5,174	17.3%
	General inpatient	(704)	-2.9%
	Medicare cap	505	-
Roto-Rooter
	Plumbing	2,359	6.6%
	Drain cleaning	(2,218)	-6.1%
	Other	(297)	-2.4%
	Total	$12,099	4.3%

The increase in VITAS’ revenues for the second quarter of 2009 versus the second quarter of 2008 was driven by an approximate 1% increase in average daily census (ADC) from the second quarter of 2008, the October 1, 2008 Medicare reimbursement rate increase of approximately 3.5%, a reversal of Medicare cap billing limitations recorded in previous periods, and a mix shift to higher acuity days of care.  The ADC increase is a result of a 0.4% increase in routine homecare, an increase of 11.6% in continuous care and a 6.6% decrease in general inpatient.  In excess of 90% of VITAS’ service revenues for the period were from Medicare and Medicaid.

The increase in the plumbing revenues for the second quarter of 2009 versus 2008 is attributable to a 17% increase in the average price per job and a 10% decrease in the number of jobs performed.  The average price per job for plumbing is attributable to an increase in the number of jobs requiring excavation work.  Drain cleaning revenues for the second quarter of 2009 versus 2008 reflect a 7% decline in the number of jobs offset by a 1% increase in the average price per job.  The decrease in other revenues is attributable primarily to lower sales of drain cleaning products and decreased revenue from the independent contractor operations.

The consolidated gross margin was 29.8% in the second quarter of 2009 as compared with 29.0% in the second quarter of 2008.  On a segment basis, VITAS’ gross margin was 23.3% in the second quarter of 2009 and 21.9% in the second quarter of 2008.  VITAS’ gross margin increased due to the reversal of $505,000 in the Medicare cap accrual and refinements to scheduled field labor.  The Roto-Rooter segment’s gross margin was 46.2% in the second quarter of 2009 and 45.8% in the second quarter of 2008.

Selling, general and administrative expenses (“SG&A”) for the second quarter of 2009 were $49.6 million, an increase of $3.3 million (7%) versus the second quarter of 2008.  The increase is primarily related to the impact of stock market gains which increase the liabilities of deferred compensation plans held in trust and an increase in stock-based compensation expense over the comparable prior-year period.  The expense associated with the increase in liabilities of deferred compensation plans held in trust is essentially offset with gains recognized in other non-operating income.

Other operating expenses in the second quarter of 2009 of $3.4 million are related to the expenses of a contested proxy solicitation.

 Other income increased $2.5 million in the second quarter of 2008 to $3.4 million in the second quarter of 2009 due to the gain in the investments of deferred compensation plans held in trust.

Our effective income tax rate decreased from 39.2% in the second quarter of 2008 to 38.7% in the second quarter of 2009.

Net income for both periods included the following after-tax special items/adjustments that increased/ (reduced) after-tax earnings (in thousands):

	Three Months Ended June 30,
	2009	2008
VITAS
Costs associated with OIG investigations	$(53)	$(35)
Corporate
Costs related to contested proxy solicitation	(2,180)	-
Stock option expense	(1,544)	(1,010)
Noncash interest expense related to change in accounting
for conversion feature of the convertible notes	(987)	(979)
Impact of non-deductible losses and non-taxable gains on
investments held in deferred compensation trusts	20	-
Total	$(4,744)	$(2,024)

Three months ended June 30,  2009 versus 2008 - Segment Results

The change in after-tax earnings for the second quarter of 2009 versus the second quarter of 2008 is due to (in thousands):

	Net Income
	Increase/(Decrease)
	Amount	Percent
VITAS	$2,923	20.4%
Roto-Rooter	458	5.5%
Corporate	(2,402)	-37.3%
	$979	6.0%

Six months ended June 30,  2009 versus  2008 - Consolidated Results

Our service revenues and sales for the first six months of 2009 increased 3.8% versus services and sales revenues for the first six months of 2008.  Of this increase, $22.1 million was attributable to VITAS offset by a $318,000 decrease at Roto-Rooter.  The following chart shows the components of those changes (dollar amounts in thousands):

		Increase/(Decrease)
		Amount	Percent
VITAS
	Routine homecare	$12,717	4.4%
	Continuous care	8,768	14.4%
	General inpatient	(1,583)	-3.1%
	Medicare cap	235	-
	BNAF adjustment	1,950	-
Roto-Rooter
	Plumbing	4,773	6.7%
	Drain cleaning	(4,505)	-6.0%
	Other	(586)	-2.4%
	Total	$21,769	3.8%

The increase in VITAS’ service revenues for the first six months of 2009 versus the first six months of 2008 is primarily the result of the 2008 Medicare reimbursement rate increase of approximately 3.5%, a $1.95 million increase for the BNAF related to the fourth quarter of 2008, a reversal of Medicare cap reserves of $235,000, as well as favorable mix shift to higher acuity days of care. ADC increased 0.5% compared with the prior year period.  This is a result of a 0.4% increase in routine homecare, an increase of 8.8% in continuous care and a 7.1% decrease in general inpatient.  In excess of 90% of VITAS’ service revenues for the period were from Medicare and Medicaid.

The increase in the plumbing revenues for the first six months of 2009 versus 2008 is attributable to a 17% increase in the average price per job offset by an 8% decrease in the number of jobs performed. The average price per job for plumbing is attributable to an increase in the number of jobs requiring excavation work. Drain cleaning revenues for the first six months of 2009 versus 2008 reflect a 7% decline in the number of jobs offset by a 1% increase in the average price per job.  The decrease in other revenues is attributable primarily to lower sales of drain cleaning products and decreased revenue from independent contractor operations.

The consolidated gross margin was 29.8% for the first six months of 2009 as compared with 28.4% for the first six months of 2008.  On a segment basis, VITAS’ gross margin was 23.3% for the first six months of 2009 and 20.9% for the first six months of 2008.  VITAS’ gross margin increased as the result of the $1.95 million BNAF adjustment related to fourth quarter of 2008, the reversal of $235,000 in the Medicare cap accrual and refinements to scheduled field labor. The Roto-Rooter segment’s gross margin was 45.7% for the first six months of 2009 and 45.8% for the first six months of 2008.

Selling, general and administrative expenses (“SG&A”) for the first six months of 2009 were $95.3 million, an increase of $6.3 million (7%) versus the first six months of 2008.  The increase is due to the impact of stock market gains which increase the liabilities of deferred compensation plans held in trust, an increase in stock-based compensation expense over the comparable period of 2008 as well as an increase in bad debt expense at VITAS.  The expense associated with the increase in the liabilities of deferred compensation plans held in trust is essentially offset with gains recognized in other non-operating income.

Other operating expenses for the first six months of 2009 of $4.0 million are related to the expenses of a contested proxy solicitation.

 Other income/(expense) increased from an expense of $303,000 for the first six months of 2008 to income of $3.1 million for the first six months of  2009 due to the gain in the investments of deferred compensation plans held in trust.

Our effective income tax rate increased from 38.6% for the first six months of 2008 to 38.8% for the first six months of 2009.

Net income for both periods included the following after-tax special items/adjustments that increased/ (reduced) after-tax earnings (in thousands):

	Six Months Ended June 30,
	2009	2008
VITAS
Costs associated with OIG investigations	$(61)	$(26)
Tax credit related to prior years	-	322
Roto-Rooter
Unreserved prior year's insurance claims	-	(358)
Corporate
Costs related to contested proxy solicitation	(2,525)	-
Stock option expense	(2,836)	(1,894)
Noncash interest expense related to change in accounting
for conversion feature of the convertible notes	(1,955)	(1,939)
Impact of non-deductible losses and non-taxable gains on
investments held in deferred compensation trusts	756	-
Total	$(6,621)	$(3,895)

Six months ended June 30,  2009 versus 2008 - Segment Results

The change in after-tax earnings for the first six months of 2009 versus the first six months of 2008 is due to (in thousands):

	Net Income
	Increase/(Decrease)
	Amount	Percent
VITAS	$6,908	25.0%
Roto-Rooter	(361)	-2.1%
Corporate	(2,089)	-16.1%
	$4,458	13.9%

The following chart updates historical unaudited financial and operating data of VITAS (dollars in thousands, except dollars per patient day):

CHEMED CORPORATION AND SUBSIDIARY COMPANIES
OPERATING STATISTICS FOR VITAS SEGMENT
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2009 AND 2008
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
OPERATING STATISTICS	2009	2008	2009	2008
Net revenue
Homecare	$152,006	$144,726	$299,060	$286,343
Inpatient	23,667	24,371	48,759	50,342
Continuous care	35,125	29,951	69,716	60,948
Total before Medicare cap allowance and 2008 BNAF*	$210,798	$199,048	$417,535	$397,633
Estimated BNAF* Accrual Q4 2008	-	-	1,950	-
Medicare cap allowance	505	-	235	-
Total	$211,303	$199,048	$419,720	$397,633
Net revenue as a percent of total
before Medicare cap allowance
Homecare	72.1%	72.8%	71.6%	72.0%
Inpatient	11.2	12.2	11.7	12.7
Continuous care	16.7	15.0	16.7	15.3
Total before Medicare cap allowance and 2008 BNAF*	100.0	100.0	100.0	100.0
Estimated BNAF* Accrual Q4 2008	-	-	0.5	-
Medicare cap allowance	0.2	-	-	-
Total	100.2%	100.0%	100.5%	100.0%
Average daily census ("ADC") (days)
Homecare	7,668	7,347	7,573	7,251
Nursing home	3,292	3,570	3,277	3,559
Routine homecare	10,960	10,917	10,850	10,810
Inpatient	394	422	407	438
Continuous care	566	507	567	521
Total	11,920	11,846	11,824	11,769

Total Admissions	13,840	13,956	28,008	29,168
Total Discharges	13,740	13,707	27,605	28,704
Average length of stay (days)	73.4	73.2	75.0	72.3
Median length of stay (days)	14.0	13.0	14.0	13.0
ADC by major diagnosis
Neurological	32.8%	32.1%	32.7%	32.3%
Cancer	19.2	20.0	19.3	20.0
Cardio	12.1	12.9	12.2	13.0
Respiratory	6.6	6.7	6.6	6.8
Other	29.3	28.3	29.2	27.9
Total	100.0%	100.0%	100.0%	100.0%
Admissions by major diagnosis
Neurological	17.3%	17.7%	17.9%	18.5%
Cancer	35.4	35.7	34.9	34.6
Cardio	11.9	12.0	12.1	12.0
Respiratory	7.7	7.9	7.8	8.2
Other	27.7	26.7	27.3	26.7
Total	100.0%	100.0%	100.0%	100.0%
Direct patient care margins
Routine homecare	52.1%	51.5%	51.9%	50.5%
Inpatient	16.6	17.8	17.1	18.6
Continuous care	20.2	17.6	20.2	17.1
Homecare margin drivers (dollars per patient day)
Labor costs	$51.83	$49.72	$52.32	$50.98
Drug costs	7.71	7.74	7.68	7.62
Home medical equipment	6.82	6.20	6.75	6.19
Medical supplies	2.36	2.32	2.32	2.44
Inpatient margin drivers (dollars per patient day)
Labor costs	$282.46	$261.79	$276.96	$264.06
Continuous care margin drivers (dollars per patient day)
Labor costs	$522.27	$513.89	$521.79	$511.70
Bad debt expense as a percent of revenues	1.1%	1.0%	1.1%	1.0%
Accounts receivable --
days of revenue outstanding	55.9	45.3	N.A.	N.A.

* Budget Neutrality Adjustment Factor.

VITAS has 4 large (greater than 450 ADC), 18 medium (greater than 200 but less than 450 ADC) and 23 small (less than 200 ADC) hospice programs. There are two continuing programs as of June 30, 2009, with Medicare cap cushion of less than 5% for the most recent twelve month period.

Direct patient care margins exclude indirect patient care and administrative costs, as well as Medicare cap billing limitation.

Recent Accounting Statements

In May 2008, the FASB issued Statement of Financial Accounting Standard No. 162 “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”).  The purpose of this standard is to provide a consistent framework for determining what accounting principles should be used when preparing U.S. GAAP financial statements.  SFAS 162 categorizes accounting pronouncements in a descending order of authority.  In the instance of potentially conflicting accounting principles, the standard in the highest category must be used.  This standard will be replaced when the Statement of Financial Accounting Standard No. 168 “The FASB Accounting Standards Codification” ™ (“SFAS 168”) becomes effective.  We believe that SFAS 162 has no impact on our existing accounting methods.

In June 2009, the FASB issued Statement of Financial Accounting Standard No. 167 “Amendments to FASB Interpretation No. 46(R)” (“SFAS 167”), which makes significant changes to the model for determining who should consolidate an entity and also addresses how often this assessment should be performed. The determination of who should consolidate a variable interest entity will be based on both quantitative and qualitative factors relating to control, as well as risks and benefits of ownership.  This statement is effective in 2010 for calendar-year companies and is to be adopted through a cumulative-effect adjustment.  We are currently evaluating the impact of   SFAS 167 on our existing accounting methods.

In June 2009, the FASB issued Statement of Financial Accounting Standard No. 168 “The FASB Accounting Standards Codification” ™ (“SFAS 168”).  SFAS 168 establishes the Codification as the single source of authoritative nongovernmental U.S. GAAP.  The Codification is not intended to change GAAP, but it represents a significant change in the way issues are researched and U.S. GAAP is referenced in financial statements and accounting policies.  SFAS 168 will be effective for interim or annual financial periods ending after September 15, 2009.  We believe SFAS 168 will have no impact on our existing accounting methods.  However, upon adoption, all references in our financial statements to authoritative U.S. GAAP will be made to the Codification and not the historical U.S. GAAP reference.

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995 Regarding Forward-Looking Information

Certain statements contained in this report are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  The words “believe”, “expect”, “hope”, “anticipate”, “plan” and similar expressions identify forward-looking statements, which speak only as of the date the statement was made.  These forward-looking statements are based on current expectations and assumptions and involve various known and unknown risks, uncertainties, contingencies and other factors, which could cause Chemed’s actual results to differ from those expressed in such forward-looking statements.  Variances in any or all of the risks, uncertainties, contingencies, and other factors from our assumptions could cause actual results to differ materially from these forward-looking statements and trends.  In addition, our ability to deal with the unknown outcomes of these events, many of which are beyond our control, may affect the reliability of projections and other financial matters.  Investors are cautioned that such forward-looking statements are subject to inherent risk and there are no assurances that the matters contained in such statements will be achieved.  Chemed does not undertake and specifically disclaims any obligation to publicly update or revise any forward-looking statements, whether as a result of a new information, future events or otherwise.

Item 3.   Quantitative and Qualitative Disclosures about Market Risk

Our primary market risk exposure relates to interest rate risk exposure through variable interest rate borrowings.  At June 30, 2009, we had $5.0 million of variable rate debt outstanding.  A 1% change in the interest rate on our variable interest rate borrowings would have a $50,000 full-year impact on our interest expense.  At June 30, 2009, the fair value of the Notes approximates $138.4 million which have a face value of $187.0 million.

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

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings

For information regarding the Company’s legal proceedings, see note 12, Litigation, and note 13, regulatory matters, under Part I, Item I of this Quarterly Report on Form 10-Q.

Item 1A.   Risk Factors

There have been no material changes from the risk factors previously disclosed in the Company’s most recent Annual Report on Form 10-K.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.    Defaults Upon Senior Securities

None

Item 4.    Submission of Matters to a Vote of Security Holders

A.   Chemed Corporation held its annual meeting of stockholders on May 29, 2009.

B.   The names of directors elected at this annual meeting are as follows:

Kevin J. McNamara	Joel F. Gemunder	Patrick P. Grace
Thomas C. Hutton	Walter L. Krebs	Andrea R. Lindell
Ernest J. Mrozek	Thomas P. Rice	Donald E. Saunders
George J. Walsh III	Frank E. Wood

C.    The stockholders ratified the selection by the Board of Directors of PricewaterhouseCoopers LLP as independent accountants for the Company and its consolidated subsidiaries for the year 2009: 19,953,310 votes were cast in favor of the proposal, 192,021 votes were cast against it and 41,809 abstained.

D.   With respect to the election of directors, the number of votes cast for each nominee were as follows:

	For	Withheld
Kevin J. McNamara	20,045,387	141,751
Joel F. Gemunder	18,149,648	2,037,491
Patrick P. Grace	19,245,567	941,572
Thomas C. Hutton	19,242,078	945,061
Walter L. Krebs	19,243,039	944,100
Andrea R. Lindell	20,037,463	149,675
Ernest J. Mrozek	20,043,166	143,973
Thomas P. Rice	20,040,108	147,031
Donald E. Saunders	19,236,391	950,748
George J. Walsh III	18,499,984	1,687,155
Frank E. Wood	20,044,990	142,149

Item 5.   Other Information

None

Item 6.   Exhibits

Exhibit No.	Description

31.1	Certification by Kevin J. McNamara pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act of 1934.

31.2	Certification by David P. Williams pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act of 1934.

31.3	Certification by Arthur V. Tucker, Jr. pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act of 1934.

32.1	Certification by Kevin J. McNamara pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by David P. Williams pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.3	Certification by Arthur V. Tucker, Jr. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Chemed Corporation
(Registrant)

Dated:	July 31, 2009	By:	Kevin J. McNamara
Kevin J. McNamara
(President and Chief Executive Officer)

Dated:	July 31, 2009	By:	David P. Williams
David P. Williams
(Executive Vice President and Chief Financial Officer)

Dated:	July 31, 2009	By:	Arthur V. Tucker, Jr.
Arthur V. Tucker, Jr.
(Vice President and Controller)