Form 10-Q
period 2009-09-30
CHEMED CORP
filed 2009-10-30
CIK 19584

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)

X	Quarterly Report Under Section 13 or 15 (d) of the Securities Exchange Act of 1934 For the Quarterly Period Ended September 30, 2009

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
Large accelerated filer	X	Accelerated filer	Non-accelerated filer	Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes	No	X

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Amount	Date

Capital Stock $1 Par Value	22,557,524 Shares	September 30, 2009

CHEMED CORPORATION AND
SUBSIDIARY COMPANIES

EX – 10.1
EX – 10.2
EX – 10.3
EX – 10.4
EX – 10.5
EX – 31.1
EX – 31.2
EX – 31.3
EX – 32.1
EX – 32.2
EX – 32.3

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
CHEMED CORPORATION AND SUBSIDIARY COMPANIES
UNAUDITED CONSOLIDATED BALANCE SHEET
(in thousands, except share and per share data)

	September 30,	December 31,
	2009	2008
ASSETS
Current assets
Cash and cash equivalents	$42,047	$3,628
Accounts receivable less allowances of $12,352 (2008 - $10,320)	106,667	98,076
Inventories	8,071	7,569
Current deferred income taxes	16,648	15,392
Prepaid expenses and other current assets	8,579	11,268
Total current assets	182,012	135,933
Investments of deferred compensation plans held in trust	22,441	22,628
Properties and equipment, at cost, less accumulated
depreciation of $111,625 (2008 - $101,689)	73,918	76,962
Identifiable intangible assets less accumulated
amortization of $24,326 (2008 - $21,272)	58,853	61,303
Goodwill	450,130	448,721
Other assets	14,049	14,075
Total Assets	$801,403	$759,622

LIABILITIES
Current liabilities
Accounts payable	$47,788	$52,810
Current portion of long-term debt	70	10,169
Income taxes	8,022	2,181
Accrued insurance	34,955	35,994
Accrued compensation	41,383	40,741
Other current liabilities	12,992	12,180
Total current liabilities	145,210	154,075
Deferred income taxes	22,389	22,477
Long-term debt	150,431	158,210
Deferred compensation liabilities	21,962	22,417
Other liabilities	4,435	5,612
Total Liabilities	344,427	362,791

STOCKHOLDERS' EQUITY
Capital stock - authorized 80,000,000 shares $1 par; issued
29,762,595 shares (2008 - 29,514,877 shares)	29,763	29,515
Paid-in capital	327,918	313,516
Retained earnings	388,109	337,739
Treasury stock - 7,205,071 shares (2008 - 7,100,475 shares), at cost	(290,748)	(285,977)
Deferred compensation payable in Company stock	1,934	2,038
Total Stockholders' Equity	456,976	396,831
Total Liabilities and Stockholders' Equity	$801,403	$759,622

See accompanying notes to unaudited financial statements.

CHEMED CORPORATION AND SUBSIDIARY COMPANIES
UNAUDITED CONSOLIDATED STATEMENT OF INCOME
(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Service revenues and sales	$296,794	$288,312	$886,987	$856,736
Cost of services provided and goods sold (excluding depreciation)	208,888	202,446	623,238	609,397
Selling, general and administrative expenses	48,148	44,022	143,521	133,070
Depreciation	5,361	5,441	16,024	16,249
Amortization	1,611	1,494	4,765	4,433
Other operating expense	-	-	3,989	-
Total costs and expenses	264,008	253,403	791,537	763,149
Income from operations	32,786	34,909	95,450	93,587
Interest expense	(2,853)	(3,140)	(8,839)	(9,213)
Other income/(expense)--net	1,733	(1,908)	4,815	(2,211)
Income before income taxes	31,666	29,861	91,426	82,163
Income taxes	(12,456)	(12,910)	(35,627)	(33,081)
Net income	$19,210	$16,951	$55,799	$49,082

Earnings Per Share
Net income	$0.86	$0.75	$2.49	$2.11
Average number of shares outstanding	22,461	22,503	22,425	23,285

Diluted Earnings Per Share
Net income	$0.84	$0.74	$2.46	$2.08
Average number of shares outstanding	22,744	22,818	22,679	23,620

Cash Dividends Per Share	$0.12	$0.06	$0.24	$0.18

See accompanying notes to unaudited financial statements.

CHEMED CORPORATION AND SUBSIDIARY COMPANIES
UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOWS
(in thousands)
	Nine Months Ended
	September 30,
	2009	2008
Cash Flows from Operating Activities
Net income	$55,799	$49,082
Adjustments to reconcile net income to net cash provided
by operating activities:
Depreciation and amortization	20,789	20,682
Provision for uncollectible accounts receivable	8,297	7,101
Stock option expense	6,699	5,084
Amortization of discount on convertible notes	4,921	4,920
Provision for deferred income taxes	(1,336)	(3,945)
Amortization of debt issuance costs	480	464
Changes in operating assets and liabilities, excluding
amounts acquired in business combinations:
Decrease/(increase) in accounts receivable	(16,936)	5,846
Increase in inventories	(499)	(851)
Decrease in prepaid expenses and other current assets	1,406	2,804
Decrease in accounts payable and other current liabilities	(4,584)	(875)
Increase/(decrease) in income taxes	8,657	(329)
Increase in other assets	(103)	(547)
Increase/(decrease) in other liabilities	(1,632)	674
Excess tax benefit on share-based compensation	(1,519)	(1,234)
Other sources	108	654
Net cash provided by operating activities	80,547	89,530
Cash Flows from Investing Activities
Capital expenditures	(14,471)	(13,103)
Business combinations, net of cash acquired	(1,859)	(1,578)
Proceeds from sales of property and equipment	1,519	200
Net proceeds/(uses) from the sale of discontinued operations	(558)	8,980
Other uses	(392)	(421)
Net cash used by investing activities	(15,761)	(5,922)
Cash Flows from Financing Activities
Repayment of long-term debt	(14,599)	(7,595)
Net decrease in revolving line of credit	(8,200)	-
Dividends paid	(5,429)	(4,352)
Purchases of treasury stock	(1,684)	(69,136)
Excess tax benefit on share-based compensation	1,519	1,234
Increase/(decrease) in cash overdraft payable	943	(1,913)
Other sources/(uses)	1,083	(30)
Net cash used by financing activities	(26,367)	(81,792)
Increase in Cash and Cash Equivalents	38,419	1,816
Cash and cash equivalents at beginning of year	3,628	4,988
Cash and cash equivalents at end of period	$42,047	$6,804

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

In June 2009, the FASB established the Accounting Standards Codification, “Codification”, which established the Codification as the single source of authoritative nongovernmental U.S. GAAP.  The Codification was effective for interim or annual financial periods ending after September 15, 2009.  We have adopted the Codification and all references in our financial statements to authoritative U.S. GAAP have been changed.

2.      Revenue Recognition
Both the VITAS segment and the Roto-Rooter segment recognize service revenues and sales when the earnings process has been completed.  Generally, this occurs when services are provided or products are delivered.  VITAS recognizes revenue at the estimated realizable amount due from third-party payers.  Medicare payments are subject to certain limitations, as described below.

As of September 30, 2009, VITAS has approximately $12.1 million in unbilled revenue (December 31, 2008 - $13.9 million).  The unbilled revenue at VITAS relates to hospice programs currently undergoing focused medical reviews (“FMR”).  During FMR, surveyors working on behalf of the U.S. Federal government review certain patient files for compliance with Medicare regulations.  During the time the patient file is under review, we are unable to bill for care provided to those patients.  We make appropriate provisions to reduce our accounts receivable balance for potential denials of patient service revenue due to FMR activity.

The U.S. government revises hospice reimbursement rates on an annual basis using the Hospice Wage Index (HWI) and the Budget Neutrality Adjustment Factor (BNAF).  The HWI is used to adjust reimbursement rates to reflect local differences in wages.  The BNAF is an estimated inflation factor applied to the HWI.  In August 2008, the U.S. government announced a 25% reduction in the BNAF for its fiscal 2009 (October 2008 through September 2009) pursuant to a three year phase-out of the BNAF.  The February 2009 American Recovery and Reinvestment Act mandated a one year delay in the BNAF phase-out.  As a result, included in the nine months ended September 30, 2009 results, is $1.95 million of revenue for the retroactive price increase related to services provided by VITAS in the fourth quarter of 2008.  Revenue for service provided in fiscal 2009 includes a reimbursement rate with the full BNAF increase.

We actively monitor each of our hospice programs, by provider number, as to their specific admission, discharge rate and median length of stay data in an attempt to determine whether they are likely to exceed the annual per-beneficiary Medicare cap (“Medicare cap”).  Should we determine that revenues for a program are likely to exceed the Medicare cap based on projected trends, we attempt to institute corrective action to influence the patient mix or to increase patient admissions.  However, should we project our corrective action will not prevent that program from exceeding its Medicare cap, we estimate the amount of revenue recognized during the period that will require repayment to the Federal government under the Medicare cap and record the amount as a reduction to patient revenue.  The Medicare cap measurement period is from September 29 through September 28 of the following year for admissions and from November 1 through October 31 of the following year for revenue.  For the three-month period ended September 30, 2009, we recorded $43,000 in Medicare cap liability related to a retroactive billing for 2006.  During the nine-month period ended September 30, 2009, we reversed our estimated liability of $235,000 due to improved admission trends.  This relates to one program’s projected liability that was recorded during the fourth quarter of 2008 and the first quarter of 2009.  Finally, we paid $302,000 for a retroactive billing related to our discontinued Phoenix operation during the third quarter of 2009.  This amount was previously accrued and had no impact on our income statement.  No revenue reduction for Medicare cap liability was recorded for the three or nine-month periods ended September 30, 2008.

3.      Segments
Service revenues and sales and after-tax earnings by business segment are as follows (in thousands):

		Three months ended		Nine months ended
		September 30,		September 30,
		2009	2008	2009	2008
Service Revenues and Sales
VITAS		$217,067	$204,956	$636,787	$602,589
Roto-Rooter		79,727	83,356	250,200	254,147
	Total	$296,794	$288,312	$886,987	$856,736

After-tax Earnings
VITAS		$18,267	$17,561	$52,794	$45,180
Roto-Rooter		7,988	7,957	25,115	25,445
	Total	26,255	25,518	77,909	70,625
Corporate		(7,045)	(8,567)	(22,110)	(21,543)
	Net income	$19,210	$16,951	$55,799	$49,082

4.      Earnings per Share

Earnings per share are computed using the weighted average number of shares of capital stock outstanding.  Earnings and diluted earnings per share for 2009 and 2008 are computed as follows (in thousands, except per share data):

For the Three Months Ended September 30,	Net Income	Shares	Earnings per Share
2009
Earnings	$19,210	22,461	$0.86
Dilutive stock options	-	227
Nonvested stock awards	-	56
Diluted earnings	$19,210	22,744	$0.84

2008
Earnings	$16,951	22,503	$0.75
Dilutive stock options	-	287
Nonvested stock awards	-	28
Diluted earnings	$16,951	22,818	$0.74

For the Nine Months Ended September 30,	Net Income	Shares	Earnings per Share
2009
Earnings	$55,799	22,425	$2.49
Dilutive stock options	-	212
Nonvested stock awards	-	42
Diluted earnings	$55,799	22,679	$2.46

2008
Earnings	$49,082	23,285	$2.11
Dilutive stock options	-	305
Nonvested stock awards	-	30
Diluted earnings	$49,082	23,620	$2.08

For the three and nine-month periods ended September 30, 2009, 1,325,417 and 1,655,418, respectively, stock options were excluded from the computation of diluted earnings per share as their exercise prices were greater than the average market price for most of the period. For both the three and nine-month periods ended September 30, 2008, 829,000 stock options were excluded, respectively, from the computation of diluted earnings per share.

Diluted earnings per share may be impacted in future periods as the result of the issuance of our 1.875% Senior Convertible Notes (the “Notes”) and related purchased call options and sold warrants.  Per FASB’s authoritative guidance on the effect of contingently convertible instruments on diluted earnings per share and convertible bonds with an issuer option to settle for cash upon conversion, we will not include any shares related to the Notes in our calculation of diluted earnings per share until our average stock price for a quarter exceeds the conversion price of $80.73.  We would then include in our diluted earnings per share calculation those shares issuable using the treasury stock method.  The amount of shares issuable is based upon the amount by which the average stock price for the quarter exceeds the conversion price.  The purchased call option does not impact the calculation of diluted earnings per share as it is always anti-dilutive. The sold warrants become dilutive when our average stock price for a quarter exceeds the strike price of the warrant.

The following table provides examples of how changes in our stock price impact the number of shares that would be included in our diluted earnings per share calculation.  It also shows the impact on the number of shares issuable upon conversion of the Notes and settlement of the purchased call options and sold warrants:

	Shares		Total Treasury	Shares Due	Incremental
	Underlying 1.875%		Method	to the Company	Shares Issued/
Share	Convertible	Warrant	Incremental	under Notes	(Received) by the Company
Price	Notes	Shares	Shares (a)	Hedges	upon Conversion (b)
$ 80.73	-	-	-	-	-
$ 90.73	255,243	-	255,243	(273,061)	(17,818)
$ 100.73	459,807	-	459,807	(491,905)	(32,098)
$ 110.73	627,423	118,359	745,782	(671,222)	74,560
$ 120.73	767,272	313,764	1,081,036	(820,833)	260,203
$ 130.73	885,726	479,274	1,365,000	(947,556)	417,444

(a) Represents the number of incremental shares that must be included in the calculation of fully diluted shares under U.S. GAAP.
(b) Represents the number of incremental shares to be issued by the Company upon conversion of the Notes, assuming concurrent settlement of the note hedges and warrants.

5.      Long-Term Debt
  We are in compliance with all debt covenants as of September 30, 2009.  We have issued $27.9 million in standby letters of credit as of September 30, 2009 for insurance purposes.  Issued letters of credit reduce our available credit under the revolving credit agreement.  As of September 30, 2009, we have approximately $147.1 million of unused lines of credit available and eligible to be drawn down under our revolving credit facility, excluding the expansion feature.

In May 2008, the FASB issued authoritative guidance for accounting for convertible debt instruments that may be settled in cash upon conversion including partial cash settlement.  This guidance requires all convertible debentures classified as Instruments B or C to separately account for the debt and equity pieces of the instrument.   Convertible debentures classified as Instruments B may be settled in either stock or cash equivalent to the conversion value and convertible debentures classified as Instruments C must settle the accreted value of the obligation in cash and may satisfy the excess conversion value in either cash or stock.  At inception of the convertible instrument, cash flows related to the convertible instrument are to be discounted using a market rate of interest.  We adopted the provisions of the guidance on January 1, 2009 and applied the guidance retrospectively.  Upon adoption, the Notes had a discount of approximately $54.9 million.  Retained earnings as of January 1, 2008 decreased $2.3 million as a result of the cumulative effect of adoption.

The following amounts are included in our consolidated balance sheet related to the Notes:

	September 30, 2009	December 31, 2008
Principal amount of convertible debentures	$186,956	$186,956
Unamortized debt discount	(36,525)	(41,446)
Carrying amount of convertible debentures	$150,431	$145,510
Additional paid in capital (net of tax)	$31,310	$31,310

The following amounts comprise interest expense included in our consolidated income statement (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Cash interest expense	$1,014	$1,319	$3,438	$3,829
Non-cash amortization of debt discount	1,668	1,668	4,921	4,920
Amortization of debt costs	171	153	480	464
Total interest expense	$2,853	$3,140	$8,839	$9,213

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

6.      Other Operating Expenses
For the nine-month period ended September 30, 2009 we recorded pretax expenses of $4.0 million related to the costs of a contested proxy solicitation.

7.      Other Income/ (Expense) -- Net
Other income/ (expense) -- net comprises the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Market value gains/(losses) on assets held in
deferred compensation trust	$1,789	$(1,944)	$3,374	$(2,625)
Loss on disposal of property and equipment	(159)	(147)	(213)	(260)
Interest income	86	159	375	602
Gain on settlement of company owned life insurance	-	-	1,211	-
Other - net	17	24	68	72
Total other income	$1,733	$(1,908)	$4,815	$(2,211)

8.      Other Current Liabilities
Other current liabilities as of September 30, 2009 and December 31, 2008 consist of the following (in thousands):

	2009	2008
Accrued legal settlements	$312	$410
Accrued divestiture expenses	849	837
Accrued Medicare cap estimate	241	735
Other	11,590	10,198
Total other current liabilities	$12,992	$12,180

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

Stock Price	Shares to be
Hurdle	Issued
$ 54.00	22,500
$ 58.00	33,750
$ 62.00	33,750
Total	90,000

The stock price hurdles must be achieved during 30 trading days out of any 60 trading day period between May 29, 2009 and February 28, 2012.

10.    Loans Receivable from Independent Contractors
The Roto-Rooter segment sublicenses with sixty-three independent contractors to operate certain plumbing repair and drain cleaning businesses in lesser-populated areas of the United States and Canada.  We had notes receivable from our independent contractors as of September 30, 2009 totaling $1.6 million (December 31, 2008 -$1.6 million).  In most cases these loans are fully or partially secured by equipment owned by the contractor.  The interest rates on the loans range from zero to 8% per annum and the remaining terms of the loans range from two months to 5 years at September 30, 2009.  During the three months ended September 30, 2009, we recorded revenues of $5.3 million (2008 - $5.3 million) and pretax profits of $2.4 million (2008 - $2.5 million) from our independent contractors.  During the nine months ended September 30, 2009, we recorded revenues of $16.0 million (2008 - $16.5 million) and pretax profits of $7.1 million (2008 - $7.6 million) from our independent contractors

We have adopted the provisions of the FASB’s authoritative guidance on the consolidation of variable interest entities relative to our contractual relationships with the independent contractors.  The guidance requires the primary beneficiary of a Variable Interest Entity ("VIE") to consolidate the accounts of the VIE.  We have evaluated our relationships with our independent contractors based upon the guidance provided by the FASB and have concluded that some of the contractors who have loans payable to us may be VIE’s.  We believe consolidation, if required, of the accounts of any VIE’s for which we might be the primary beneficiary would not materially impact our financial position, results of operations or cash flows.

11.    Pension and Retirement Plans
All of the Company’s plans that provide retirement and similar benefits are defined contribution plans.  Expenses for the Company’s pension and profit-sharing plans, excess benefit plans and other similar plans were $4.3 million and $838,000 for the three months ended September 30, 2009 and 2008, respectively.  Expenses for the Company’s pension and profit-sharing plans, excess benefit plans and other similar plans were $11.3 million and $6.3 million for the nine months ended September 30, 2009 and 2008, respectively.

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

In May 2009, VITAS received an administrative subpoena from the U.S. Department of Justice requesting VITAS deliver to the OIG documents, patient records, and policy and procedure manuals for headquarters and its Texas programs concerning hospice services provided for the period January 1, 2003 to the date of the letter.  In August 2009, the OIG selected medical records for 59 past and current patients from a Texas program for review. Based on the early stage of the investigation and the limited information we have at this time, we cannot predict the outcome of this investigation.  We believe that we are in material compliance with Medicare and Medicaid rules and regulations applicable to hospice providers.

We are unable to predict the outcome of these matters or the impact, if any, that the investigation may have on our business, results of operations, liquidity or capital resources.  Regardless of outcome, responding to the subpoenas can adversely affect us through defense costs, diversion of our time and related publicity.

14.    Related Party Agreement
VITAS has two pharmacy services agreements ("Agreements") with Omnicare, Inc. and its subsidiaries (“OCR”) whereby OCR provides specified pharmacy services for VITAS and its hospice patients in geographical areas served by both VITAS and OCR.  The Agreements renew automatically for one-year terms.  Either party may cancel the Agreements at the end of any term by giving written notice at least 90 days prior to the end of said term.  VITAS made purchases from OCR of $8.5 million and $8.3 million for the three months ended September 30, 2009 and 2008, respectively.  VITAS made purchases of $24.6 million and $24.8 million for the nine months ended September 30, 2009 and 2008, respectively.  VITAS has accounts payable to OCR of $417,000 at September 30, 2009.

 Mr. Joel F. Gemunder, President and Chief Executive Officer of OCR and Ms. Andrea Lindell are directors of both OCR and the Company. Mr. Kevin J. McNamara, President, Chief Executive Officer and a director of the Company, is a director emeritus of OCR.  We believe that the terms of these agreements are no less favorable to VITAS than we could negotiate with an unrelated party.

15.    Cash Overdrafts Payable
Included in accounts payable at September 30, 2009 is cash overdrafts payable of $9.8 million (December 31, 2008 - $8.8 million).

16.    Financial Instruments
On January 1, 2008, we partially adopted the provisions of the authoritative guidance on fair value measurements.  This statement defines a hierarchy which prioritizes the inputs in fair value measurements.  Level 1 measurements are measurements using quoted prices in active markets for identical assets or liabilities.  Level 2 measurements use significant other observable inputs.  Level 3 measurements are measurements using significant unobservable inputs which require a company to develop its own assumptions.  In recording the fair value of assets and liabilities, companies must use the most reliable measurement available.  There was no impact on our financial position or results of operations upon partial adoption of this authoritative guidance.

On January 1, 2009, the deferral period granted relative to the fair value measurement of our goodwill and indefinite lived intangible assets expired.  There was no impact on our financial position or results of operations as a result of the expiration of the deferral.

The following shows the carrying value, fair value and the hierarchy for our financial instruments as of
September 30, 2009 (in thousands):
		Fair Value Measure
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Mutual fund investments of deferred compensation plans held in trust	$22,441	$22,441	$-	$-
Long-term debt	150,501	153,916	-	-

For cash and cash equivalents, accounts receivable and accounts payable, the carrying amount is a reasonable estimate of fair value because of the liquidity and short-term nature of these instruments.

17.    Subsequent Events

In May 2009, the FASB issued authoritative guidance on subsequent events which established general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued.  It requires the disclosure of the date through which subsequent events have been evaluated as well as the basis for that date. The guidance was effective prospectively for interim or annual financial periods ending after June 15, 2009.  We have evaluated all subsequent events through October 30, 2009, the date of this filing, and determined there are no material recognized or unrecognized subsequent events.

18.    Recent Accounting Statements

In June 2009, the FASB issued additional guidance related to the consolidation of variable interest entities, which makes significant changes to the model for determining who should consolidate an entity and also addresses how often this assessment should be performed. The determination of who should consolidate a variable interest entity will be based on both quantitative and qualitative factors relating to control, as well as risks and benefits of ownership.  This guidance is effective in 2010 for calendar-year companies and is to be adopted through a cumulative-effect adjustment.  We are currently evaluating the impact of adoption of these provisions on our existing accounting methods.

19. Guarantor Subsidiaries
Our 1.875% Notes are fully and unconditionally guaranteed on an unsecured, jointly and severally liable basis by certain of our 100% owned subsidiaries. The following unaudited, condensed, consolidating financial data presents the composition of the parent company (Chemed), the guarantor subsidiaries and the non-guarantor subsidiaries as of September 30, 2009 and December 31, 2008 for the balance sheet, the three and nine months ended September 30, 2009 and September 30, 2008 for the income statement and the nine months ended September 30, 2009 and September 30, 2008 for the statement of cash flows (dollars in thousands):

As of September 30, 2009		Guarantor	Non-Guarantor	Consolidating
	Parent	Subsidiaries	Subsidiaries	Adjustments	Consolidated
ASSETS
Cash and cash equivalents	$39,411	$(1,176)	$3,812	$-	$42,047
Accounts receivable, less allowances	671	105,442	554	-	106,667
Intercompany receivables	-	85,970	-	(85,970)	-
Inventories	-	7,378	693	-	8,071
Current deferred income taxes	(1,303)	17,831	120	-	16,648
Prepaid expenses and other current assets	936	7,514	129	-	8,579
Total current assets	39,715	222,959	5,308	(85,970)	182,012
Investments of deferred compensation plans held in trust	-	-	22,441	-	22,441
Properties and equipment, at cost, less accumulated depreciation	10,041	61,782	2,095	-	73,918
Identifiable intangible assets less accumulated amortization	-	58,853	-	-	58,853
Goodwill	-	445,771	4,359	-	450,130
Other assets	11,247	2,462	340	-	14,049
Investments in subsidiaries	628,285	15,311	-	(643,596)	-
Total assets	$689,288	$807,138	$34,543	$(729,566)	$801,403
LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable	$(2,786)	$50,259	$315	$-	$47,788
Intercompany payables	83,982	-	1,988	(85,970)	-
Current portion of long-term debt	-	70	-	-	70
Income taxes	773	6,057	1,192	-	8,022
Accrued insurance	491	34,464	-	-	34,955
Accrued salaries and wages	2,882	38,095	406	-	41,383
Other current liabilities	2,619	10,224	149	-	12,992
Total current liabilities	87,961	139,169	4,050	(85,970)	145,210
Deferred income taxes	(9,039)	37,951	(6,523)	-	22,389
Long-term debt	150,431	-	-	-	150,431
Deferred compensation liabilities	-	-	21,962	-	21,962
Other liabilities	2,959	1,476	-	-	4,435
Stockholders' equity	456,976	628,542	15,054	(643,596)	456,976
Total liabilities and stockholders' equity	$689,288	$807,138	$34,543	$(729,566)	$801,403

As of December 31, 2008		Guarantor	Non-Guarantor	Consolidating
	Parent	Subsidiaries	Subsidiaries	Adjustments	Consolidated
ASSETS
Cash and cash equivalents	$65	$202	$3,361	$-	$3,628
Accounts receivable, less allowances	1,261	96,112	703	-	98,076
Intercompany receivables	-	37,105	-	(37,105)	-
Inventories	-	7,021	548	-	7,569
Current deferred income taxes	(229)	15,511	110	-	15,392
Prepaid expenses and other current assets	2,296	7,982	990	-	11,268
Total current assets	3,393	163,933	5,712	(37,105)	135,933
Investments of deferred compensation plans held in trust	-	-	22,628	-	22,628
Properties and equipment, at cost, less accumulated depreciation	11,665	63,179	2,118	-	76,962
Identifiable intangible assets less accumulated amortization	-	61,303	-	-	61,303
Goodwill	-	444,433	4,288	-	448,721
Other assets	11,312	2,455	308	-	14,075
Investments in subsidiaries	568,038	11,196	-	(579,234)	-
Total assets	$594,408	$746,499	$35,054	$(616,339)	$759,622
LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable	$(1,688)	$54,175	$323	$-	$52,810
Intercompany payables	29,513	-	7,592	(37,105)	-
Current portion of long-term debt	10,000	169	-	-	10,169
Income taxes	(1,940)	3,909	212	-	2,181
Accrued insurance	1,425	34,569	-	-	35,994
Accrued salaries and wages	3,817	36,523	401	-	40,741
Other current liabilities	2,022	8,979	1,179	-	12,180
Total current liabilities	43,149	138,324	9,707	(37,105)	154,075
Deferred income taxes	(7,801)	38,310	(8,032)	-	22,477
Long-term debt	158,210	-	-	-	158,210
Deferred compensation liabilities	-	-	22,417	-	22,417
Other liabilities	4,019	1,593	-	-	5,612
Stockholders' equity	396,831	568,272	10,962	(579,234)	396,831
Total liabilities and stockholders' equity	$594,408	$746,499	$35,054	$(616,339)	$759,622

For the three months ended September 30, 2009		Guarantor	Non-Guarantor	Consolidating
	Parent	Subsidiaries	Subsidiaries	Adjustments	Consolidated
Continuing Operations
Net sales and service revenues	$-	$291,121	$5,673	$-	$296,794
Cost of services provided and goods sold	-	205,940	2,948	-	208,888
Selling, general and administrative expenses	5,295	39,994	2,859	-	48,148
Depreciation	166	5,016	179	-	5,361
Amortization	588	1,023	-	-	1,611
Total costs and expenses	6,049	251,973	5,986	-	264,008
Income/ (loss) from operations	(6,049)	39,148	(313)	-	32,786
Interest expense	(2,759)	(94)	-	-	(2,853)
Other income - net	1,188	(1,271)	1,816	-	1,733
Income/ (loss) before income taxes	(7,620)	37,783	1,503	-	31,666
Income tax (provision)/ benefit	2,452	(14,317)	(591)	-	(12,456)
Equity in net income of subsidiaries	24,378	903	-	(25,281)	-
Net income	$19,210	$24,369	$912	$(25,281)	$19,210

For the three months ended September 30, 2008		Guarantor	Non-Guarantor	Consolidating
	Parent	Subsidiaries	Subsidiaries	Adjustments	Consolidated
Continuing Operations
Net sales and service revenues	$-	$282,103	$6,209	$-	$288,312
Cost of services provided and goods sold	-	199,308	3,138	-	202,446
Selling, general and administrative expenses	5,015	39,725	(718)	-	44,022
Depreciation	130	5,122	189	-	5,441
Amortization	487	1,007	-	-	1,494
Total costs and expenses	5,632	245,162	2,609	-	253,403
Income/ (loss) from operations	(5,632)	36,941	3,600	-	34,909
Interest expense	(3,050)	(89)	(1)	-	(3,140)
Other (expense)/income - net	1,151	(1,138)	(1,921)	-	(1,908)
Income/ (loss) before income taxes	(7,531)	35,714	1,678	-	29,861
Income tax (provision)/ benefit	2,024	(13,533)	(1,401)	-	(12,910)
Equity in net income of subsidiaries	22,458	581	-	(23,039)	-
Net income	$16,951	$22,762	$277	$(23,039)	$16,951

For the nine months ended September 30, 2009		Guarantor	Non-Guarantor	Consolidating
	Parent	Subsidiaries	Subsidiaries	Adjustments	Consolidated
Continuing Operations
Net sales and service revenues	$-	$869,642	$17,345	$-	$886,987
Cost of services provided and goods sold	-	614,385	8,853	-	623,238
Selling, general and administrative expenses	16,026	120,509	6,986	-	143,521
Depreciation	465	15,039	520	-	16,024
Amortization	1,715	3,050	-	-	4,765
Other operating expense	3,989	-	-	-	3,989
Total costs and expenses	22,195	752,983	16,359	-	791,537
Income/ (loss) from operations	(22,195)	116,659	986	-	95,450
Interest expense	(8,286)	(559)	6	-	(8,839)
Other (expense)/income - net	1,678	(1,510)	4,647	-	4,815
Income/ (loss) before income taxes	(28,803)	114,590	5,639	-	91,426
Income tax (provision)/ benefit	9,870	(43,533)	(1,964)	-	(35,627)
Equity in net income of subsidiaries	74,732	3,803	-	(78,535)	-
Net income	$55,799	$74,860	$3,675	$(78,535)	$55,799

For the nine months ended September 30, 2008		Guarantor	Non-Guarantor	Consolidating
	Parent	Subsidiaries	Subsidiaries	Adjustments	Consolidated
Continuing Operations
Net sales and service revenues	$-	$837,938	$18,798	$-	$856,736
Cost of services provided and goods sold	-	600,110	9,287	-	609,397
Selling, general and administrative expenses	13,544	118,255	1,271	-	133,070
Depreciation	372	15,355	522	-	16,249
Amortization	1,409	3,024	-	-	4,433
Total costs and expenses	15,325	736,744	11,080	-	763,149
Income/ (loss) from operations	(15,325)	101,194	7,718	-	93,587
Interest expense	(8,880)	(331)	(2)	-	(9,213)
Other (expense)/income - net	4,025	(3,683)	(2,553)	-	(2,211)
Income/ (loss) before income taxes	(20,180)	97,180	5,163	-	82,163
Income tax (provision)/ benefit	6,499	(36,492)	(3,088)	-	(33,081)
Equity in net income of subsidiaries	62,763	2,582	-	(65,345)	-
Net income	$49,082	$63,270	$2,075	$(65,345)	$49,082

For the nine months ended September 30, 2009		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Consolidated
Cash Flow from Operating Activities:
Net cash (used)/provided by operating activities	$(2,579)	$77,254	$5,872	$80,547
Cash Flow from Investing Activities:
Capital expenditures	(44)	(14,007)	(420)	(14,471)
Business combinations, net of cash acquired	-	(1,859)	-	(1,859)
Proceeds from sale of property and equipment	1,286	233	-	1,519
Net payments on sale of discontinued operations	(256)	(302)	-	(558)
Other sources and uses - net	(202)	(374)	184	(392)
Net cash provided/ (used) by investing activities	784	(16,309)	(236)	(15,761)
Cash Flow from Financing Activities:
Change in cash overdrafts payable	(602)	1,545	-	943
Change in intercompany accounts	69,635	(64,031)	(5,604)	-
Dividends paid to shareholders	(5,429)	-	-	(5,429)
Purchases of treasury stock	(1,684)	-	-	(1,684)
Realized excess tax benefit on share based compensation	1,519	-	-	1,519
Net decrease in revolving credit facility	(8,200)	-	-	(8,200)
Repayment of long-term debt	(14,500)	(99)	-	(14,599)
Other sources and uses - net	402	262	419	1,083
Net cash provided/(used) by financing activities	41,141	(62,323)	(5,185)	(26,367)
Net increase/(decrease) in cash and cash equivalents	39,346	(1,378)	451	38,419
Cash and cash equivalents at beginning of year	65	202	3,361	3,628
Cash and cash equivalents at end of period	$39,411	$(1,176)	$3,812	$42,047

For the nine months ended September 30, 2008		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Consolidated
Cash Flow from Operating Activities:
Net cash (used)/provided by operating activities	$(6,959)	$94,811	$1,678	$89,530
Cash Flow from Investing Activities:
Capital expenditures	(429)	(11,685)	(989)	(13,103)
Business combinations, net of cash acquired	-	(1,578)	-	(1,578)
Net proceeds from sale of discontinued operations	8,980	-	-	8,980
Proceeds from sale of property and equipment	10	162	28	200
Other sources and uses - net	(495)	84	(10)	(421)
Net cash provided/ (used) by investing activities	8,066	(13,017)	(971)	(5,922)
Cash Flow from Financing Activities:
Change in cash overdrafts payable	(629)	(1,284)	-	(1,913)
Change in intercompany accounts	79,010	(79,144)	134	-
Dividends paid to shareholders	(4,352)	-	-	(4,352)
Purchases of treasury stock	(69,136)	-	-	(69,136)
Realized excess tax benefit on share based compensation	1,234	-	-	1,234
Repayment of long-term debt	(7,500)	(95)	-	(7,595)
Other sources and uses - net	267	221	(518)	(30)
Net cash provided/(used) by financing activities	(1,106)	(80,302)	(384)	(81,792)
Net increase/(decrease) in cash and cash equivalents	1	1,492	323	1,816
Cash and cash equivalents at beginning of year	3,877	(1,584)	2,695	4,988
Cash and cash equivalents at end of period	$3,878	$(92)	$3,018	$6,804

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

The following is a summary of the key operating results for the three and nine months ended September 30, 2009 and 2008 (in thousands except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Consolidated service revenues and sales	$296,794	$288,312	$886,987	$856,736
Consolidated net income	$19,210	$16,951	$55,799	$49,082
Diluted EPS	$0.84	$0.74	$2.46	$2.08

For the three months ended September 30, 2009 and 2008, the increase in consolidated service revenues and sales was driven by a 6% increase at VITAS while Roto-Rooter revenues decreased by 4%.  The increase in service revenues at VITAS was a result of increased admissions of 3.1%, the October 1, 2008 Medicare reimbursement rate increase of approximately 3.5%, partially offset by a 1.2% increase in the number of discharged patients.  The remaining difference is related to the timing within the quarter of admissions and discharges as well as a mix shift to higher acuity days of care. Roto-Rooter was driven by an 8% decrease in job count offset by an approximate 5% price and mix shift increase. The Roto-Rooter changes include the impact of acquisitions in 2008 and 2009, offset by the conversion of one company-owned branch to an independent contractor in 2009.  The impact of these transactions is not material.  Consolidated net income increased mainly as a result of the increase in revenues.  Diluted EPS increased as the result of increased earnings.

For the nine months ended September 30, 2009 and 2008, the increase in consolidated service revenues and sales was driven by a 6% increase in service revenues at VITAS while Roto-Rooter revenues decreased approximately 2%.  The increase in service revenues at VITAS was driven by a 0.5% increase in ADC, the October 1, 2008 Medicare reimbursement rate increase of approximately 3.5%, a reversal of Medicare cap billing limitations recorded in previous periods, an $1.95 million increase related to the retroactive price increase for services in the fourth quarter of 2008 and a mix shift to higher acuity days of care.  ADC was flat between periods.  Roto-Rooter was driven by an 8% decrease in job count offset by an approximate 7% price and mix shift increase.  The Roto-Rooter changes include the impact of acquisitions in 2008 and 2009, offset by the conversion of one company-owned branch to an independent contractor in 2009.  Consolidated net income increased mainly as a result of the increase in revenues.  Diluted EPS increased as the result of increased earnings and a reduction in the average shares outstanding due to our stock repurchase program.

VITAS expects to achieve full-year 2009 revenue growth, prior to Medicare cap, of 5.7% to 6.2%.  Admissions are estimated to be in the range of 98% to 100% of total 2008 admissions.  Medicare contractual billing limitations are estimated at $1.25 million in the fourth quarter of 2009.  Roto-Rooter expects full-year 2009 revenue to range from 98% to 101% of 2008 full year revenue.  This expected revenue growth is a result of increased pricing of 5.0% and a favorable mix shift to higher revenue jobs, partially offset by a job count decline estimated at 7.0% to 8.0%.  We anticipate that our operating income and cash flows will be sufficient to operate our businesses and meet any commitments for the foreseeable future.

Financial Condition
Liquidity and Capital Resources
Material changes in the balance sheet accounts from December 31, 2008 to September 30, 2009 include the following:

•
A $8.6 million increase in accounts receivable which results primarily from a $10.3 million increase at VITAS resulting from Medicare related administrative delays in processing payments at certain of our programs offset by a decrease at Roto-Rooter  related to a decrease in days sales outstanding.

•
A $17.9 million decrease in long-term debt which results primarily from an $8.2 million net reduction in our revolving line of credit and a $14.6 million payment on our term loan, offset by $4.9 million amortization of bond discount.

 Net cash provided by operating activities decreased $9.0 million due primarily to the increase in accounts receivable, partially offset by the increase in net income and current tax liabilities.

We have issued $27.9 million in standby letters of credit as of September 30, 2009, for insurance purposes.  Issued letters of credit reduce our available credit under the revolving credit agreement.  As of September 30, 2009, we have approximately $147.1 million of unused lines of credit available and eligible to be drawn down under our revolving credit facility, excluding the expansion feature. Management believes its liquidity and sources of capital are satisfactory for the Company’s needs in the foreseeable future.

Commitments and Contingencies
Collectively, the terms of our credit agreements require us to meet various financial covenants, to be tested quarterly.  In connection therewith, we are in compliance with all financial and other debt covenants as of September 30, 2009 and anticipate remaining in compliance throughout 2009.

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

In May 2009, VITAS received an administrative subpoena from the U.S. Department of Justice requesting VITAS deliver to the OIG documents, patient records, and policy and procedure manuals for headquarters and its Texas programs concerning hospice services provided for the period January 1, 2003 to the date of the letter.  In August 2009, the OIG selected medical records for 59 past and current patients from a Texas program for review.  Based on the early stage of the investigation and the limited information we have at this time, we cannot predict the outcome of this investigation.  We believe that we are in material compliance with Medicare and Medicaid rules and regulations applicable to hospice providers.

We are unable to predict the outcome of these matters or the impact, if any, that the investigation may have on our business, results of operations, liquidity or capital resources.  Regardless of outcome, responding to the subpoenas can adversely affect us through defense costs, diversion of our time and related publicity.

Results of Operations
Three months ended September 30, 2009 versus  2008 - Consolidated Results
Our service revenues and sales for the third quarter of 2009 increased 2.9% versus services and sales revenues for the third quarter of 2008.  Of this increase, $12.1 million was attributable to VITAS offset by a $3.6 million decrease at Roto-Rooter.  The following chart shows the components of those changes (dollar amounts in thousands):

		Increase/(Decrease)
		Amount	Percent
VITAS
	Routine homecare	$7,347	4.9%
	Continuous care	4,905	15.8%
	General inpatient	(98)	-0.4%
	Medicare cap	(43)	-
Roto-Rooter
	Plumbing	(721)	-2.0%
	Drain cleaning	(2,865)	-8.3%
	Other	(43)	-0.4%
	Total	$8,482	2.9%

The increase in VITAS’ revenues for the third quarter of 2009 versus the third quarter of 2008 was a result of increased admissions of 3.1%, the October 1, 2008 Medicare reimbursement rate increase of approximately 3.5%, partially offset by a 1.2% increase in the number of discharged patients.  The remaining difference is related to the timing within the quarter of admissions and discharges as well as a mix shift to higher acuity days of care.  In excess of 90% of VITAS’ service revenues for the period were from Medicare and Medicaid.

The decrease in the plumbing revenues for the third quarter of 2009 versus 2008 is attributable to a 9.8% increase in the average price per job and a 9.4% decrease in the number of jobs performed.  The average price per job for plumbing is attributable to an increase in the number of jobs requiring excavation work.  Drain cleaning revenues for the third quarter of 2009 versus 2008 reflect a 7.9% decline in the number of jobs, while the average price per job increased 0.1%.  The decrease in other revenues is attributable primarily to lower sales of drain cleaning products.

The consolidated gross margin was 29.6% in the third quarter of 2009 as compared with 29.8% in the third quarter of 2008.  On a segment basis, VITAS’ gross margin was 23.4% in the third quarter of 2009 and 23.6% in the third quarter of 2008.  The Roto-Rooter segment’s gross margin was 46.4% in the third quarter of 2009 and 45.1% in the third quarter of 2008.  The increase in Roto-Rooter’s gross margin was primarily the result of a $646,000 decrease in health insurance expense over the prior year quarter, lower fuel costs due to lower gas prices and fewer technicians in training which improves the overall efficiency of our workforce.

Selling, general and administrative expenses (“SG&A”) for the third quarter of 2009 were $48.1 million, an increase of $4.1 million (9.4%) versus the third quarter of 2008.  The increase is primarily related to the impact of stock market gains which increase the liabilities of deferred compensation plans held in trust and an increase in stock-based compensation expense over the comparable prior-year period.   Other income increased $3.6 million in the third quarter of 2008 to $1.7 million in the third quarter of 2009 due to the gain in the investments of deferred compensation plans held in trust which offsets the related expense in SG&A.

Our effective income tax rate decreased from 43.2% in the third quarter of 2008 to 39.3% in the third quarter of 2009.  This decrease is due to the impact of non-deductible market losses on investments in our deferred compensation benefit trusts that occurred during the third quarter of 2008 but did not recur during the third quarter of 2009.

Net income for both periods included the following after-tax special items/adjustments that increased/ (reduced) after-tax earnings (in thousands):

	Three Months Ended September 30,
	2009	2008
VITAS
Costs associated with the OIG investigations	$(213)	$(1)
Corporate
Stock option expense	(1,401)	(1,334)
Noncash interest expense related to change in accounting
for conversion feature of the convertible notes	(1,006)	(997)
Impact of non-deductible losses and non-taxable gains on
investments held in deferred compensation trusts	-	(1,237)
Total	$(2,620)	$(3,569)

Three months ended September 30, 2009 versus 2008 - Segment Results
The change in after-tax earnings for the third quarter of 2009 versus the third quarter of 2008 is due to (in thousands):

	Net Income
	Increase/(Decrease)
	Amount	Percent
VITAS	$706	4.0%
Roto-Rooter	31	0.4%
Corporate	1,522	17.8%
	$2,259	13.3%

Nine months ended September 30, 2009 versus 2008 - Consolidated Results
Our service revenues and sales for the first nine months of 2009 increased 3.5% versus services and sales revenues for the first nine months of 2008.  Of this increase, $34.2 million was attributable to VITAS offset by a $3.9 million decrease at Roto-Rooter.  The following chart shows the components of those changes (dollar amounts in thousands):

		Increase/(Decrease)
		Amount	Percent
VITAS
	Routine homecare	$20,085	4.6%
	Continuous care	13,662	14.8%
	General inpatient	(1,691)	-2.3%
	Medicare cap	192	-
	BNAF adjustment	1,950	-
Roto-Rooter
	Plumbing	4,052	3.8%
	Drain cleaning	(7,370)	-6.7%
	Other	(629)	-1.7%
	Total	$30,251	3.5%

The increase in VITAS’ service revenues for the first nine months of 2009 versus the first nine months of 2008 is primarily the result of the 2008 Medicare reimbursement rate increase of approximately 3.5%, a $1.95 million increase for the BNAF related to the fourth quarter of 2008, a net reversal of Medicare cap reserves of $192,000, as well as favorable mix shift to higher acuity days of care and an ADC increase of 0.5% compared with the prior year period.  The increase in ADC is a result of a 0.4% increase in routine homecare, an increase of 8.4% in continuous care and a 5.4% decrease in general inpatient.  In excess of 90% of VITAS’ service revenues for the period were from Medicare and Medicaid.

The increase in the plumbing revenues for the first nine months of 2009 versus 2008 is attributable to a 14.6% increase in the average price per job offset by an 8.9% decrease in the number of jobs performed. The average price per job for plumbing is attributable to an increase in the number of jobs requiring excavation work. Drain cleaning revenues for the first nine months of 2009 versus 2008 reflect a 7.4% decline in the number of jobs offset by a 0.9% increase in the average price per job.  The decrease in other revenues is attributable primarily to lower sales of drain cleaning products and decreased revenue from independent contractor operations.

The consolidated gross margin was 29.7% for the first nine months of 2009 as compared with 28.9% for the first nine months of 2008.  On a segment basis, VITAS’ gross margin was 23.4% for the first nine months of 2009 and 21.8% for the first nine months of 2008.  VITAS’ gross margin increased as the result of the $1.95 million BNAF adjustment related to fourth quarter of 2008, the net reversal of $192,000 in the Medicare cap accrual and refinements to scheduled field labor. The Roto-Rooter segment’s gross margin was 45.9% for the first nine months of 2009 and 45.6% for the first nine months of 2008.

Selling, general and administrative expenses (“SG&A”) for the first nine months of 2009 were $143.5 million, an increase of $10.5 million (7.9%) versus the first nine months of 2008.  The increase is due mainly to the impact of stock market gains which increase the liabilities of deferred compensation plans held in trust, an increase in stock-based compensation expense over the comparable period of 2008 as well as an increase in bad debt expense at VITAS.  The expense associated with the increase in the liabilities of deferred compensation plans held in trust is essentially offset with gains recognized in other income/(expense).   Also included in the first nine months of 2009 is a $1.6 million increase in stock option expense.

Other operating expenses for the first nine months of 2009 of $4.0 million are related to the expenses of a contested proxy solicitation.

 Other income/(expense) increased from an expense of $2.2 million for the first nine months of 2008 to income of $4.8 million for the first nine months of  2009 due to the gain in the investments of deferred compensation plans held in trust.

Our effective income tax rate decreased from 40.3% for the first nine months of 2008 to 39.0% for the first nine months of 2009.

Net income for both periods included the following after-tax special items/adjustments that increased/ (reduced) after-tax earnings (in thousands):

	Nine Months Ended September 30,
	2009	2008
VITAS
Costs associated with the OIG investigations	$(274)	$(27)
Income tax credit related to prior years	-	322
Roto-Rooter
Unreserved prior year's insurance claims	-	(358)
Corporate
Costs related to contested proxy solicitation	(2,525)	-
Stock option expense	(4,237)	(3,228)
Noncash interest expense related to change in accounting
for conversion feature of the convertible notes	(2,961)	(2,936)
Impact of non-deductible losses and non-taxable gains on
investments held in deferred compensation trusts	756	(1,237)
Total	$(9,241)	$(7,464)

Nine months ended September 30, 2009 versus 2008 - Segment Results
The change in after-tax earnings for the first nine months of 2009 versus the first nine months of 2008 is due to (in thousands):
	Net Income
	Increase/(Decrease)
	Amount	Percent
VITAS	$7,614	16.9%
Roto-Rooter	(330)	-1.3%
Corporate	(567)	-2.6%
	$6,717	13.7%

The following chart updates historical unaudited financial and operating data of VITAS (dollars in thousands, except dollars per patient day):

	Three Months Ended September 30,		Nine Months Ended September 30,
OPERATING STATISTICS	2009	2008	2009	2008
Net revenue
Homecare	$157,079	$149,732	$456,160	$436,075
Inpatient	24,057	24,155	72,806	74,497
Continuous care	35,974	31,069	105,679	92,017
Total before Medicare cap allowance and 2008 BNAF	$217,110	$204,956	$634,645	$602,589
Estimated BNAF	-	-	1,950	-
Medicare cap allowance	(43)	-	192	-
Total	$217,067	$204,956	$636,787	$602,589
Net revenue as a percent of total
before Medicare cap allowance
Homecare	72.3%	73.0%	71.8%	72.4%
Inpatient	11.1	11.8	11.5	12.3
Continuous care	16.6	15.2	16.7	15.3
Total before Medicare cap allowance and 2008 BNAF	100.0	100.0	100.0	100.0
Estimated BNAF	-	-	0.3	-
Medicare cap allowance	-	-	-	-
Total	100.0%	100.0%	100.3%	100.0%
Average daily census (days)
Homecare	7,835	7,534	7,661	7,346
Nursing home	3,316	3,570	3,291	3,562
Routine homecare	11,151	11,104	10,952	10,908
Inpatient	404	410	406	429
Continuous care	562	519	565	521
Total	12,117	12,033	11,923	11,858

Total Admissions	13,735	13,317	41,743	42,485
Total Discharges	13,441	13,279	41,064	41,992
Average length of stay (days)	78.0	74.1	75.0	72.9
Median length of stay (days)	14.0	15.0	14.0	14.0
ADC by major diagnosis
Neurological	33.1%	32.5%	33.0%	32.5%
Cancer	19.1	19.9	19.2	19.9
Cardio	12.2	12.8	12.2	12.9
Respiratory	6.2	6.5	6.5	6.7
Other	29.4	28.3	29.1	28.0
Total	100.0%	100.0%	100.0%	100.0%
Admissions by major diagnosis
Neurological	17.8%	18.2%	17.9%	18.4%
Cancer	36.8	37.6	35.6	35.6
Cardio	11.1	11.3	11.8	11.8
Respiratory	6.8	7.0	7.5	7.8
Other	27.5	25.9	27.2	26.4
Total	100.0%	100.0%	100.0%	100.0%
Direct patient care margins
Routine homecare	51.7%	52.4%	51.8%	51.2%
Inpatient	12.8	16.6	15.7	17.9
Continuous care	20.6	18.0	20.3	17.4
Homecare margin drivers (dollars per patient day)
Labor costs	$52.56	$48.59	$52.40	$50.16
Drug costs	7.59	7.85	7.65	7.70
Home medical equipment	7.03	6.28	6.85	6.22
Medical supplies	2.48	2.17	2.37	2.35
Inpatient margin drivers (dollars per patient day)
Labor costs	$294.24	$262.98	$282.74	$263.71
Continuous care margin drivers (dollars per patient day)
Labor costs	$530.88	$512.04	$524.84	$511.81
Bad debt expense as a percent of revenues	1.1%	1.0%	1.1	1.0%
Accounts receivable --
days of revenue outstanding- excluding unapplied Medicare payments	52.8	46.9	N.A.	N.A.
days of revenue outstanding- including unapplied Medicare payments	37.0	30.4	N.A.	N.A.

VITAS has 4 large (greater than 450 ADC), 19 medium (greater than 200 but less than 450 ADC) and 21 small (less than 200 ADC) hospice programs. There are three continuing programs as of September 30, 2009, with Medicare cap cushion of less than 10% for the 2009 Medicare cap period.

Direct patient care margins exclude indirect patient care and administrative costs, as well as Medicare cap billing limitation.

Recent Accounting Statements
In June 2009, the FASB issued additional authoritative guidance related to the consolidation of variable interest entities, which makes significant changes to the model for determining who should consolidate an entity and also addresses how often this assessment should be performed. The determination of who should consolidate a variable interest entity will be based on both quantitative and qualitative factors relating to control, as well as risks and benefits of ownership.  This guidance is effective in 2010 for calendar-year companies and is to be adopted through a cumulative-effect adjustment.  We are currently evaluating the impact of adoption of these provisions on our existing accounting methods.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk
Our primary market risk exposure relates to interest rate risk exposure through variable interest rate borrowings.  At September 30, 2009, we had no variable rate debt outstanding.  At September 30, 2009, the fair value of the Notes approximates $153.8 million which have a face value of $187.0 million.

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

Item 1A. Risk Factors

There have been no material changes from the risk factors previously disclosed in the Company’s most recent Annual Report on Form 10-K,

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.    Defaults Upon Senior Securities

None

Item 4.    Submission of Matters to a Vote of Security Holders

None

Item 5.    Other Information

None

Item 6.    Exhibits

Exhibit No.	Description

10.1	First Amendment to Employment Agreement dated July 9, 2009 - Kevin J. McNamara.

10.2	First Amendment to Employment Agreement dated July 9, 2009 - David P. Williams.

10.3	First Amendment to Employment Agreement dated July 9, 2009 - Timothy S. O'Toole.

10.4	Chemed Corporation Senior Executive Severance Policy As Amended July 9, 2009.

10.5	Chemed Corporation Change In Control Severance Plan As Amended July 9, 2009.

31.1	Certification by Kevin J. McNamara pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act of 1934.

31.2	Certification by David P. Williams pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act of 1934.

31.3	Certification by Arthur V. Tucker, Jr. pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act of 1934.

32.1	Certification by Kevin J. McNamara pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by David P. Williams pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.3	Certification by Arthur V. Tucker, Jr. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Chemed Corporation
(Registrant)

Dated:	October 30, 2009	By:	Kevin J. McNamara
Kevin J. McNamara
(President and Chief Executive Officer)

Dated:	October 30, 2009	By:	David P. Williams
David P. Williams
(Executive Vice President and Chief Financial Officer)

Dated:	October 30, 2009	By:	Arthur V. Tucker, Jr.
Arthur V. Tucker, Jr.
(Vice President and Controller)