Form 10-K
period 2009-12-31
CHEMED CORP
filed 2010-02-26
CIK 19584

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
ANNUAL REPORT
PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

☑	For the fiscal year ended December 31, 2009

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Transition Period from                      to
Commission File Number: 1-8351
CHEMED CORPORATION
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	31-0791746 (I.R.S. Employer Identification Number)

2600 Chemed Center, 255 East Fifth Street, Cincinnati, Ohio (Address of principal executive offices)	45202-4726 (Zip Code)
(513) 762-6900
(Registrant’s Telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of each exchange on which registered
Capital Stock — Par Value $1 Per Share	New York Stock Exchange
Securities registered pursuant to Section 12(b) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☑     No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐     No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑     No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, if definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes ☐     No ☑
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐     No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.. See definition of “accelerated filer, large accelerated filer and smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One):
Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐     No ☑
The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the average bid and asked price of said stock on the New York Stock Exchange — Composite Transaction Listing on June 30, 2009 ($39.55 per share), was $874,164,356.
At February 15, 2010, 22,736,818 shares of Chemed Capital Stock (par value $1 per share) were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE

Document	Where Incorporated
2009 Annual Report to Stockholders (specified portions) Proxy Statement for Annual Meeting to be held May 17, 2010	Parts I, II, and IV Part III

CHEMED CORPORATION
2009 FORM 10-K ANNUAL REPORT

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
     During 2009 the Company conducted its business operations in two segments: Vitas Group (“Vitas”) and the Roto-Rooter Group (“Roto-Rooter”).
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
Financial Information about Industry Segments
     The required segment and geographic data for the Company’s continuing operations (as described below) for three years ended December 31, 2007, 2008 and 2009 are shown in Note 4 of the Notes to Consolidated Financial Statements on pages 16-18 of the 2009 Annual Report to Stockholders and are incorporated herein by reference.

Description of Business by Segment
     The information called for by this item is included within Note 4 of the Notes to Consolidated Financial Statements appearing on pages 16-18 of the 2009 Annual Report to Stockholders is incorporated herein by reference.
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
Raw Materials
     The principal raw materials needed for the Company’s manufacturing operations are purchased from United States sources. Product sales from goods manufactured by Roto-Rooter represent less than 3% of Chemed’s total service revenues and sales. No segment of the Company experienced any material raw material shortages during 2009, although such shortages may occur in the future. Products manufactured and sold by the Company’s Roto-Rooter segment generally may be reformulated to avoid the adverse impact of specific raw material shortage.
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
Competition
Roto-Rooter
     All aspects of the sewer, drain, and pipe cleaning and plumbing repair businesses are highly competitive. Competition is, however, fragmented in most markets with local and regional firms providing the primary competition. The principal methods of competition are advertising, range of services provided, name recognition, emergency-service availability, speed and quality of customer service, service guarantees, and pricing.
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
Vitas
     General. The health care industry and Vitas’ hospice programs are subject to extensive federal and state regulation. Vitas’ hospices are licensed as required under state law as either hospices or home health agencies, or both, depending on the regulatory requirements of each particular state. In addition, Vitas’ hospices are required to meet certain conditions of participation to be eligible to receive payments as hospices under Medicare and Medicaid programs. All of Vitas’ hospices, other than those currently in development, are certified for participation as hospices in the Medicare program, and are also eligible to receive payments as hospices from the Medicaid program in each of the states in which Vitas operates. Vitas’ hospices are subject to periodic survey by governmental authorities or private accrediting entities to assure compliance with state licensing, certification and accreditation requirements.
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
     Billing Audits/ Claims Reviews. The Medicare program and its fiscal intermediaries and other payors periodically conduct pre-payment or post-payment reviews and other reviews and audits of health care claims, including hospice claims. There is pressure from state and federal governments and other payors to scrutinize health care claims to determine their validity and appropriateness. In order to conduct these reviews, the payor requests documentation from Vitas and then reviews that documentation to determine compliance with applicable rules and regulations, including the eligibility of patients to receive hospice benefits, the appropriateness of the care provided to those patients and the documentation of that care. During the past several years, Vitas’ claims have been subject to review and audit. We make appropriate provisions in our accounting records to reduce our revenue for anticipated denial of payment related to these audits and reviews. We believe our hospice programs comply with all payor requirements at the time of billing. However, we cannot predict whether future billing reviews or similar audits by payors will result in material denials or reductions in revenue.
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
     Limits on the Acquisition or Conversion of Non-Profit Health Care Organizations. A number of states have enacted laws that restrict the ability of for-profit entities to acquire or otherwise assume the operations of a non-profit health care provider. Some states may require government review, public hearings, and/or government approval of transactions in which a for-profit entity proposes to purchase certain non-profit healthcare organizations. Heightened scrutiny of these transactions may significantly increase the costs associated with future acquisitions of non-profit hospice programs in some states, otherwise increase the difficulty in completing those acquisitions or prevent them entirely. Vitas cannot assure that it will not encounter regulatory or governmental obstacles in connection with any proposed acquisition of non-profit hospice programs in the future.
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
Continuous Home Care. Continuous home care, which Vitas refers to as “Intensive Comfort Care”, is provided to patients while at home, during periods of crisis when intensive monitoring and care, primarily nursing care, is required in order to achieve palliation or management of acute medical symptoms. Continuous home care requires a minimum of 8 hours of care within a 24-hour day, which begins and ends at midnight. The care must be predominantly nursing care provided by either a registered nurse or licensed practical nurse. While the published Medicare continuous home care rates are daily rates, Medicare actually pays for continuous home care services in fifteen minute increments. This fifteen minute rate is calculated by dividing the daily rate by 96.
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
     Medicare Payment for Physician Services. Payment for direct patient care physician services delivered by hospice physicians is billed separately by the hospice to the Medicare intermediary and paid at the lesser of the actual charge or the Medicare allowable charge for these services. This payment is in addition to the daily rates Vitas receives for hospice care. Payment for hospice physicians’ administrative and general supervisory activities is included in the daily rates discussed above. Payments for attending physician professional services (other than services furnished by hospice physicians) are not paid to the hospice, but rather are paid directly to the attending physician by the Medicare intermediary. For fiscal 2009, 1.9% of Vitas’ net revenue was attributable to physician services.
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
     Second, Medicare payments to a hospice are also subject to a separate cap based on overall average payments per admission. Any payments exceeding this overall hospice cap must be refunded by the hospice. This cap was set at $23,014.50 per admission for the twelve-month period ended on October 31, 2009, and is adjusted annually to account for inflation. Vitas’ hospices may be subject to future payment reductions or recoupments as the result of this cap. As of December 31, 2009 we recorded no cap liability for 2009. We recorded a cap liability in the fourth quarter of 2009 of $1.8 million for two programs for the first quarter of the 2010 Medicare CAP year measurement period.
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
Overview of Government Payments — Medicaid
     Medicaid Coverage and Reimbursements. State Medicaid programs are another source of Vitas’ net patient revenue. Medicaid is a state-administered program financed by state funds and matching federal funds to provide medical assistance to the indigent and certain other eligible persons. In 1986, hospice services became an optional state Medicaid benefit. For those states that elect to provide a hospice benefit, the Medicaid program is required to pay the hospice at rates at least equal to the rates provided under Medicare and calculated using the same methodology. States maintain flexibility to establish their own hospice election procedures and to limit the number and duration of benefit periods for which they will pay for hospice services. Reimbursement from state Medicaid programs in 2009 accounted for 5% of Vitas’ revenues.
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
     Adjustments to Medicare and Medicaid Payment Rates. Payment rates under the Medicare and Medicaid programs are adjusted annually based upon the Hospital Market Basket Index and the Consumer Price Index; however, the adjustments have historically been less than actual inflation. On October 1, 2006 the base rates increased by 3.4%. On October 1, 2007, the base rates increased by 3.3%. On October 1, 2008 the base rates increased by 2.5%. This rate increased by approximately 1% in February 2009. On October 1, 2009 the base rate increased by 1.4%. These base rates are further modified by the Hospice Wage Index to reflect local differences in wages according to the revised wage index. It is possible that there will be further modifications to the rate structure under which the Medicare or Medicaid programs pay for hospice care services. Any future reductions in the rate of increase in Medicare and Medicaid payments may have an adverse impact on Vitas’ net patient service revenue and profitability.

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
     OIG Fraud Alerts, Advisory Opinions and Other Program Guidance. In 1976, Congress established the OIG to, among other things, identify and eliminate fraud, abuse and waste in HHS programs. To identify and resolve such problems, the OIG conducts audits, investigations and inspections across the country and issues public pronouncements identifying practices that may be subject to heightened scrutiny. In the last several years, there have been a number of hospice related audits and reviews conducted. These reviews and recommendations have included:
•	Ensuring that Medicare hospice eligibility determinations are made in accordance with the Medicare regulations; and

•	Revising the annual cap on hospice benefits to better reflect the cost of care provided.
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
     In May 2009, Vitas received an administrative subpoena from the U.S. Department of Justice requesting Vitas deliver to the OIG documents, patient records, and policy and procedure manuals for headquarters and its Texas programs concerning hospice services provided for the period January 1, 2003 to the date of the letter. In August 2009, the OIG selected medical records for 59 past and current patients from a Texas program for review. Based on the early stage of the investigation and the limited information we have at this time, we cannot predict the outcome of this investigation. We believe that we are in material compliance with Medicare and Medicaid rules and regulations applicable to hospice providers. In February 2010, we received a companion request to this from the State of Texas Attorney General.
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
     State False Claims Laws. Several states in which Vitas currently operates have adopted state false claims laws that mirror to some degree the federal false claims laws. While these statutes vary in scope and effect, the penalties for violating these false claims laws include administrative, civil and/or criminal fines and penalties, imprisonment, and the imposition of multiple damages.
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
     Compliance with Health Regulatory Laws. Vitas maintains an internal regulatory compliance review program and from time to time retains regulatory counsel for guidance on compliance matters. The Company cannot assure, however, that Vitas’ practices, if reviewed, would be found to be in compliance with applicable health regulatory laws, as such laws ultimately may be interpreted, or that any non-compliance with such laws would not have a material adverse effect, including an effect on its brand reputation, on Vitas.
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
     At December 31, 2009, the Company’s accrual for its estimated liability for potential environmental cleanup and related costs arising from the sale of DuBois Chemicals Inc. (“DuBois”) amounted to $1.7 million. Of this balance, $901,000 is included in other liabilities and $826,000 is included in other current liabilities. The Company is contingently liable for additional DuBois-related environmental cleanup and related costs up to a maximum of $14.9 million. On the basis of a continuing evaluation of the Company’s potential liability, and in consultation with the Company’s environmental attorney, management believes that it is not probable this additional liability will be paid. Accordingly, no provision for this contingent liability has been recorded. Although it is not presently possible to reliably project the timing of payments related to the Company’s potential liability for environmental costs, management believes that any adjustments to its recorded liability will not materially adversely affect its financial position or results of operations.
     The Company, to the best of its knowledge, is currently in compliance in all material respects with the environmental laws and regulations affecting its operations. Such environmental laws, regulations and enforcement proceedings have not required the Company to make material increases in or modifications to its capital expenditures and they have not had a material adverse effect on sales or net income. Capital expenditures for the purpose of complying with environmental laws and regulations during 2010 and 2011 with respect to continuing operations are not expected to be material in amount; there can be no assurance, however, that presently unforeseen legislative enforcement actions will not require additional expenditures.
Employees
     On December 31, 2009, Chemed Corporation had a total of 12,308 employees.
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
GENERAL
     We have incurred debt to finance the operations of the Company. We reduced our outstanding debt by $16.3 million in 2009.
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
     Because we use and generate hazardous materials in some of our operations, we are potentially subject to material liabilities relating to the cleanup of contamination and personal injury claims. In addition, we have retained certain environmental liabilities in connection with the sale of former businesses. We are currently funding the cleanup of historical contamination at one of our former properties and contributing to the cleanup of third-party sites as a result of our sale of our former subsidiary DuBois Chemicals Inc. Although we have established a reserve for these liabilities, actual cleanup costs may exceed our current estimates due to factors beyond our control, such as the discovery of additional contamination or the enforcement of more stringent cleanup requirements. New laws and regulations or their stricter enforcement, the discovery of presently unknown conditions or the receipt of additional claims for indemnification could require us to incur costs or become the basis for new or increased liabilities including impairment of our brand that could have a material adverse effect on our business, financial condition and results of operations.
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
     We face intense competition from numerous competitors, many of whom have less leverage than we do. The sewer, drain and pipe cleaning, and plumbing repair businesses are highly fragmented, with the bulk of the industries consisting of local and regional competitors. We compete primarily on the basis of advertising, range of services provided, name recognition, availability of emergency service, speed and quality of customer service, service guarantees and pricing. Our competitors may succeed in developing new or enhanced products and services more successful than ours and in marketing and selling existing and new products and services better than we do. In addition, new competitors may emerge. We cannot make any assurances that we will continue to be able to compete successfully with any of these companies.
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
     In excess of 90% of Vitas’ net patient service revenue consists of payments from the Medicare and Medicaid programs. Such payments are made primarily on a “per diem” basis, subject to annual reimbursement caps. Because Vitas receives a per diem fee to provide eligible services to all patients, Vitas’ profitability is largely dependent upon its ability to manage the costs of providing hospice services to patients. Increases in operating costs, such as labor and supply costs that are subject to inflation, without a compensating increase in Medicare and Medicaid rates, could have a material adverse effect on Vitas’ business in the future. Medicare and Medicaid currently adjust the various hospice payment rates annually based primarily on the increase or decrease of the hospital wage index basket, regionally adjusted. However, the increases may be less than actual inflation. Vitas’ profitability could be negatively impacted if this adjustment were eliminated or reduced, or if Vitas’ costs of providing hospice services increased more than the annual adjustment. In addition, cost pressures resulting from shorter patient lengths of stay and the use of more expensive forms of palliative care, including drugs and drug delivery systems, could negatively impact Vitas’ profitability. Many payors are increasing pressure to control health care costs. In addition, both public and private payors are increasing pressure to decrease, or limit increases in, reimbursement rates for health care services. Vitas’ levels of revenue and profitability will be subject to the effect of possible reductions in coverage or payment rates by third-party payors, including payment rates from Medicare and Medicaid.
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
Approximately 25% of Vitas’ hospice patients reside in nursing homes. Changes in the laws and regulations regarding payments for hospice services and “room and board” provided to Vitas’ hospice patients residing in nursing homes could reduce its net patient service revenue and profitability.
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
     The reduction or elimination of Medicare and Medicaid payments for hospice patients residing in nursing homes would reduce Vitas’ net patient service revenue and profitability. In addition, changes in the way nursing homes are reimbursed for “room and board” services provided to hospice patients residing in nursing homes could affect Vitas’ ability to serve patients in nursing homes.

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
     Further, under separate statutes, submission of claims for items or services that are “not provided as claimed” may lead to civil money penalties, criminal fines and imprisonment and/or exclusion from participation in Medicare, Medicaid and other federally funded state health care programs. These false claims statutes include the federal False Claims Act, which allows any person to bring suit on behalf of the federal government, known as a qui tam action, alleging false or fraudulent Medicare or Medicaid claims or other violations of the statute and to share in any amounts paid by the entity to the government in fines or settlement. See the discussion of the governmental investigations pending against Vitas under Other Healthcare Regulations, above.
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
     Other Federal and State Regulations. The federal government and all states regulate various aspects of the hospice industry and Vitas’ business. In particular, Vitas’ operations are subject to federal and state health regulatory laws, including those covering professional services, the dispensing of drugs and certain types of hospice activities. Certain of Vitas’ employees are subject to state laws and regulations governing professional practice. Vitas’ operations are subject to periodic survey by governmental authorities and private accrediting entities to assure compliance with applicable state licensing, and Medicare and Medicaid certification and accreditation standards, as the case may be. From time to time in the ordinary course of business, Vitas receives survey reports noting deficiencies for alleged failure to comply with applicable requirements. Vitas reviews such reports and takes appropriate corrective action. The failure to effect such action could result in one of Vitas’ hospice programs being terminated from the Medicare hospice program. Any termination of one or more of Vitas’ hospice locations from the Medicare hospice program could adversely affect Vitas’ net patient service revenue and profitability and adversely affect its financial condition and results of operations. The failure to obtain, renew or maintain any of the required regulatory approvals, certifications or licenses could materially adversely affect Vitas’ business and could prevent the programs involved from offering products and services to patients. In addition, laws and regulations often are adopted to regulate new products, services and industries. We cannot assure you that either the states or the federal government will not impose additional regulations on Vitas’ activities, which might materially adversely affect Vitas, including impairing the value of its brand.
     Claims Review. The Medicare and Medicaid programs and their fiscal intermediaries and other payors periodically conduct pre-payment or post-payment reviews and other reviews and audits of health care claims, including hospice claims. As a result of such reviews or audits, Vitas could be required to return any amounts found to be overpaid, or amounts found to be overpaid could be recouped through reductions in future payments. There is pressure from state and federal governments and other payors to scrutinize health care claims to determine their validity and appropriateness. During the past several years, Vitas’ claims have been subject to review and audit. We cannot assure you that reviews and/or similar audits of Vitas’ claims will not result in material recoupments, denials or other actions that could have a material adverse effect on Vitas’ business, financial condition and results of operations. See the discussion of OIG investigations pending against Vitas under Other Health Care Regulations, above.
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
     Continuous home care can be challenging for a hospice to provide for a number of reasons, including the need to have available sufficient skilled and trained staff to furnish such care, the need to manage the staffing and provision of such care, and a shortage of nurses that can make it particularly difficult to attract and retain nurses that are required to furnish a majority of such care. Medicare reimbursement for continuous home care has been calculated by multiplying the applicable continuous home care hourly rate by the number of hours of care provided. If the care was provided for less than one hour, Medicare requires reporting in 15-minute increments of care provided, with no rounding.
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
Item 1B. Unresolved Staff Comments
     None.
Item 2. Properties
     The Company’s corporate offices and the headquarters for the Roto-Rooter Group are located in Cincinnati, Ohio. Roto-Rooter has manufacturing and distribution center facilities in West Des Moines, Iowa and has 74 leased and owned office and service facilities in 27 states. Vitas headquartered in Miami, operates 45 programs from 90 leased facilities and 30 inpatient units in 15 states and the District of Columbia.
     All “owned” property is held in fee and is subject to the security interests of the holders of our debt instruments. The leased properties have lease terms ranging from one year to eight years. Management does not foresee any difficulty in renewing or replacing the remainder of its current leases. The Company considers all of its major operating properties to be maintained in good operating condition and to be generally adequate for present and anticipated needs.
Item 3. Legal Proceedings
     Vitas is party to a class action lawsuit filed in the Superior Court of California, Los Angeles County, in September 2006 by Bernadette Santos, Keith Knoche and Joyce White. This case alleges failure to pay overtime and failure to provide meal and rest periods to a purported class of California admissions nurses, chaplains and sales representatives. The case seeks payment of penalties, interest and Plaintiffs’ attorney fees. Vitas contests these allegations. In December 2009, the trial Court denied plaintiff’s motion for class certification. The lawsuit is in its early stage and we are unable to estimate our potential liability, if any, with respect to these allegations.
     Regardless of outcome, such litigation can adversely affect the Company through defense costs, diversion of management’s time, and related publicity. In the normal course of business, we are a party to various claims and legal proceedings. We record a reserve for these matters when an adverse outcome is probable and the amount of the potential liability is reasonably estimable.
     See also the OIG investigations pending against Vitas under Other Health Care Regulations, above.
Item 4. Submission of Matters to a Vote of Security Holders.
     None.

Executive Officers of the Company

Name	Age	Office	First Elected

Kevin J. McNamara	56	President and Chief Executive Officer	August 2, 1994 (1)
Timothy S. O’Toole	54	Executive Vice President	May 18, 1992 (2)
Spencer S. Lee	54	Executive Vice President	May 15, 2000 (3)
David P. Williams	49	Executive Vice President and Chief Financial Officer	March 5, 2004 (4)
Arthur V. Tucker, Jr.	60	Vice President and Controller	February 1, 1989 (5)

(1)	Mr. K. J. McNamara is President and Chief Executive Officer of the Company and has held these positions since August 1994 and May 2001, respectively. Previously, he served as an Executive Vice President, Secretary and General Counsel of the Company, since November 1993, August 1986 and August 1986, respectively. He previously held the position of Vice President of the Company, from August 1986 to May 1992.

(2)	Mr. T.S. O’Toole is an Executive Vice President of the Company and has held this position since May 1992. He is also Chief Executive Officer of Vitas, a wholly owned subsidiary of the Company, and has held this position since February 24, 2004. Previously, from May 1992 to February 24, 2004, he also served the Company as Treasurer.

(3)	Mr. S. S. Lee is an Executive Vice President of the Company and has held this position since May 15, 2000. Mr. Lee is also Chairman and Chief Executive Officer of Roto-Rooter Services Company, a wholly owned subsidiary of the Company, and has held this position since January 1999. Previously, he served as a Senior Vice President of Roto-Rooter Services Company from May 1997 to January 1999.

(4)	Mr. D. P. Williams is an Executive Vice President and the Chief Financial Officer of the company and has held these positions since August 10, 2007 and March 5, 2004, respectively. Mr. Williams is also Senior Vice President and Chief Financial Officer of Roto-Rooter Group, Inc., and has held these positions since January 1999.

(5)	Mr. A. V. Tucker, Jr. is a Vice President and Controller of the Company and has held these positions since February 1989. From May 1983 to February 1989, he held the position of Assistant Controller of the Company.
     Each executive officer holds office until the annual election at the next annual organizational meeting of the Board of Directors of the Company which is scheduled to be held on May 17, 2010.

PART II
Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
     The Company’s Capital Stock (par value $1 per share) is traded on the New York Stock Exchange under the symbol CHE. The range of the high and low sale prices on the New York Stock Exchange and dividends paid per share for each quarter of 2008 and 2009 are set forth below.

	Closing		Dividends Paid
	High	Low	Per Share

2008

First Quarter	$55.88	$41.65	$.06
Second Quarter	44.00	32.75	.06
Third Quarter	47.00	36.51	.06
Fourth Quarter	45.09	32.04	.06

2009

First Quarter	$44.86	$34.20	$.06
Second Quarter	43.01	37.18	.06
Third Quarter	45.11	36.76	.12
Fourth Quarter	48.79	43.50	.12
     Future dividends are necessarily dependent upon the Company’s earnings and financial condition, compliance with certain debt covenants and other factors not presently determinable.
     As of February 15, 2010, there were approximately 2,569 stockholders of record of the Company’s Capital Stock. This number only includes stockholders of record and does not include stockholders with shares beneficially held in nominee name or within clearinghouse positions of brokers, banks or other institutions.
     During 2009, the number of shares of Capital Stock repurchased by the Company, the weighted average price paid for each share, the cumulative shares repurchased under each program and the dollar amounts remaining under each program were as follows:

Company Purchase of Shares of Capital Stock

		Weighted
	Total Number	Average	Cumulative Shares	Dollar Amount
	Of Shares	Price Paid Per	Repurchased Under	Remaining Under
	Repurchased	Share	The Program	The Program
April 2007 Program
January 1 through January 31, 2009	—	$—	1,689,697	$53,940,327
February 1 through February 29, 2009	—	$—	1,689,697	$53,940,327
March 1 through March 31, 2009	—	$—	1,689,697	$53,940,327

First Quarter Total — April 2007 Program	—	$—

April 1 through April 30, 2009	—	$—	1,689,697	$53,940,327
May 1 through May 31, 2009	—	$—	1,689,697	$53,940,327
June 1 through June 30, 2009	—	$—	1,689,697	$53,940,327

Second Quarter Total — April 2007 Program	—	$—

July 1 through July 31, 2009	—	$—	1,689,697	$53,940,327
August 1 through August 30, 2009	—	$—	1,689,697	$53,940,327
September 1 through September 30, 2009	—	$—	1,689,697	$53,940,327

Third Quarter Total — April 2007 Program	—	$—

October 1 through October 31, 2009	—	$—	1,689,697	$53,940,328
November 1 through November 30, 2009	—	$—	1,689,697	$53,940,328
December 1 through December 31, 2009	15,900	$46.65	1,705,597	$53,198,600

Fourth Quarter Total — April 2007 Program	15,900	$46.65

On April 26, 2007, our Board of Directors authorized a $150 million share repurchase plan with no expiration date.
On May 20, 2008, our Board of Directors authorized an additional $56 million under the April 2007 Program.
     As of December 31, 2009, the number of stock options outstanding under the Company’s equity compensation plans, the weighted average exercise price of outstanding options, and the number of securities remaining available for issuance were as follows:

EQUITY COMPENSATION PLAN INFORMATION

			Number of securities
			remaining available
			for future issuance
	Number of securities		under equity
	to be issued upon	Weighted-average	compensation plans
	exercise of	exercise price of	[excluding
	outstanding warrants	outstanding options,	securities reflected
	and rights	warrants and rights	in column (a)]
Plan Category	(a)	(b)	(c)

Equity Compensation plans approved by stockholders	2,422,389	$43.59	902,727
Equity Compensation plans not approved by stockholders (1)	29,838	25.02	—

TOTAL	2,452,227	$43.36	902,727

(1)	In May 1999 the Board of Directors adopted the 1999 Long-Term Employee Incentive Plan without stockholder approval. This plan permits the Company to grant up to 500,000 shares of non-qualified options and stock awards to a broad base of salaried and hourly employees (excluding officers and directors) of the Company. Except for the exclusion of officers and directors, this plan has the same general terms and provisions as the 2006 Stock Incentive Plan. In addition, pursuant to this plan no individual may be granted more than 50,000 stock options in a calendar year, the aggregate number of the shares of Capital Stock which may be issued pursuant to stock incentives in the form of Stock Awards shall not be more than 270,000, and no stock incentives shall be granted under the plan after May 17, 2009.
Comparative Stock Performance
     The graph below compares the yearly percentage change in the Company’s cumulative total stockholder return on Capital Stock (as measured by dividing (i) the sum of (A) the cumulative amount of dividends for the period December 31, 2004, to December 31, 2009, assuming dividend reinvestment, and (B) the difference between the Company’s share price at December 31, 2004 and December 31, 2009; by (ii) the share price at December 31, 2004) with the cumulative total return, assuming reinvestment of dividends, of the (1) S&P 500 Stock Index and (2) Dow Jones Industrial Diversified Index.

Chemed Corporation
Cumulative Total Stockholder Return for
Five-Year Period Ending December 31, 2009
Dollars

December 31...	2004	2005	2006	2007	2008	2009
Chemed Corporation	100.00	148.92	111.43	169.09	121.06	147.27
S&P 500	100.00	104.89	121.46	128.13	80.73	102.08
Dow Jones Industrial Diversified	100.00	97.24	106.60	113.64	56.09	63.67

Item 6. Selected Financial Data
     The information called for by this Item for the five years ended December 31, 2009 is set forth on page 34 of the 2009 Annual Report to Stockholders and is incorporated herein by reference.
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The information called for by this Item is set forth on pages 38 through 52 of the 2009 Annual Report to Stockholders and is incorporated herein by reference.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
     The Company’s primary market risk exposure relates to interest rate risk exposure through its variable interest line of credit. At December 31, 2009 the Company had no variable rate debt outstanding. For each $10 million dollars borrowed under the credit facility, an increase or decrease of 100 basis points (1% point), increases or decreases the Company’s annual interest expense by $100,000.
     The Company continually evaluates this interest rate exposure and periodically weighs the cost versus the benefit of fixing the variable interest rates through a variety of hedging techniques.
     The market value of the Company’s long-term debt at December 31, 2009 is approximately $163.6 million versus a carrying value of $152.1 million.
Item 8. Financial Statements and Supplementary Data
     The consolidated financial statements, together with the report thereon of PricewaterhouseCoopers LLP dated February 26, 2010, appearing on pages 1 through 31 of the 2009 Annual Report to Stockholders, along with the Supplementary Data (Unaudited Summary of Quarterly Results) appearing on pages 32-33, are incorporated herein by reference.
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

Management’s Report on Internal Control Over Financial Reporting
     Refer to Management’s Report on Internal Control over Financial Reporting and Report of Independent Registered Public Accounting Firm on pages 1 and 2 of the Company’s 2009 Annual Report to Stockholders, which are incorporated herein by reference.
Changes in Internal Control Over Financial Reporting
     There have not been any changes in the Company’s internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act during the Company’s fiscal quarter ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Item 9B. Other Information
     Not applicable.
PART III
Item 10. Directors, Executive Officers and Corporate Governance
     The directors of the Company are:
Kevin J. McNamara
Joel F. Gemunder
Patrick P. Grace
Thomas C. Hutton
Walter L. Krebs
Andrea R. Lindell
Ernest J. Mrozek
Thomas P. Rice
Donald E. Saunders
George J. Walsh III
Frank E. Wood
The additional information required under this Item is set forth in the Company’s 2010 Proxy Statement and in Part I hereof under the caption “Executive Officers of the Registrant” and is incorporated herein by reference.
     The Company has adopted a Code of Ethics that applies to the Company’s principal executive officer, principal financial officer, principal accounting officer, directors and employees. A copy of this Code of Ethics is incorporated with this report as Exhibit 14 and it is also posted on the Company’s Web site, www.chemed.com.
Item 11. Executive Compensation
     Information required under this Item is set forth in the Company’s 2010 Proxy Statement, which is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
     Information required under this Item is set forth in the Company’s 2010 Proxy Statement, which is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions and Director Independence.
     Information required under this Item is set forth in the Company’s 2010 Proxy Statement, which is incorporated herein by reference.
     A description of related party transactions is shown in Note 20 of the Notes to Consolidated Financial Statements on page 27 of the 2009 Annual Report to Stockholders and is incorporated herein by reference.
Item 14. Principal Accountant Fees and Services
Audit Fees
     PricewaterhouseCoopers LLP billed the Company $1,560,000 for 2008 and $1,490,000 for 2009. These fees were for professional services rendered for the integrated audit of the Company’s annual financial statements and of its internal control over financial reporting, review of the financial statements included in the Company’s Forms 10-Q and review of documents filed with the SEC.
Audit-Related Fees
     PricewaterhouseCoopers LLP billed the Company $90,000 and $215,000 for 2008 and 2009, respectively, for audit-related services. These services were related to the audit of one of Vitas’ Florida subsidiaries.
Tax Fees
     No such services were rendered in 2008 or 2009.
All Other Fees
     No other services were rendered in 2008 or 2009.
     The Audit Committee has adopted a policy which requires the Committee’s pre-approval of audit and non-audit services performed by the independent auditor to assure that the provision of such services does not impair the auditor’s independence. The Audit Committee pre-approved all of the audit and non-audit services rendered by PricewaterhouseCoopers LLP as listed above.

PART IV
Item 15 Exhibits and Financial Statement Schedule

Exhibits

3.1	Certificate of Incorporation of Chemed Corporation.*

3.2	Certificate of Amendment to Certificate of Incorporation.*

3.3	By-Laws of Chemed Corporation.*

10.1	1999 Stock Incentive Plan.*,**

10.2	1999 Long-Term Employee Incentive Plan as amended through May 20, 2002.*,**

10.3	2002 Stock Incentive Plan.*,**

10.4	2002 Executive Long-Term Incentive Plan, as amended May 18, 2004.*,**

10.5	2004 Stock Incentive Plan.*,**

10.6	2006 Stock Incentive Plan, as amended August 11, 2006.*,**

10.7	Repurchase Agreement dated May 8, 2007 by and among Chemed Corporation, J.P. Morgan Securities Inc. and Citigroup Global Markets, Inc.*

10.8	Convertible Senior Note Indenture dated May 14, 2007 for 1.875% Convertible Senior Notes due 2014 by and among Chemed Corporation, the Subsidiary Guarantors and LaSalle Bank NA, as Trustee.*

10.9	Employment Agreement with David P. Williams dated December 1, 2006.*,**

10.10	First Amendment to Employment Agreement with David P. Williams dated July 9, 2009.*,**

10.11	Employment Agreement with Timothy S. O’Toole dated May 6, 2007.*,**

10.12	First Amendment to Employment Agreement with Timothy S. O’Toole dated July 9, 2009.*,**

10.13	Employment Agreement with Kevin J. McNamara dated May 3, 2008.*,**

10.14	First Amendment to Employment Agreement with Kevin J. McNamara dated July 9, 2009.*,**

10.15	Registration Rights Agreement, dated May 14, 2007 by and among Chemed Corporation, J.P. Morgan Securities, Inc. and Citigroup Global Markets Inc.*

10.16	Confirmation of Convertible Note Hedge, dated May 8, 2007 between Chemed Corporation and J.P. Morgan Chase Bank, NA.*

Exhibits

10.17	Confirmation of Convertible Note Hedge, dated May 8, 2007 between Chemed Corporation and Citibank, NA.*

10.18	Form of Convertible Note Warrant Transaction, dated May 8, 2007 between Chemed Corporation and Citibank NA.*

10.19	Form of Convertible Note Warrant Transaction, dated May 8, 2007 between Chemed Corporation and J.P. Morgan Chase Bank, NA.*

10.20	Excess Benefits Plan, as restated and amended, effective June 1, 2001.*,**

10.21	Amendment No. 1 to Excess Benefits Plan, effective July 1, 2001.*,**

10.22	Amendment No. 2 to Excess Benefits Plan, effective November 7, 2003.*,**

10.23	Non-Employee Directors’ Deferred Compensation Plan.*,**

10.24	Chemed/Roto-Rooter Savings & Retirement Plan, effective January 1, 1999.*,**

10.25	First Amendment to Chemed/Roto-Rooter Savings & Retirement Plan, effective September 6, 2000.*,**

10.26	Second Amendment to Chemed/Roto-Rooter Savings & Retirement Plan, effective January 1, 2001.*,**

10.27	Third Amendment to Chemed/Roto-Rooter Savings & Retirement Plan, effective December 12, 2001.*,**

10.28	Directors Emeriti Plan.*,**

10.29	Chemed Corporation Change in Control Severance Plan, as amended July 9, 2009.*,**

10.30	Chemed Corporation Senior Executive Severance Policy, as amended July 9, 2009.*,**

10.31	Roto-Rooter Deferred Compensation Plan No. 1, as amended January 1, 1998.*,**

10.32	Roto-Rooter Deferred Compensation Plan No. 2.*,**

10.33	Agreement and Plan of Merger, dated as of December 18, 2003, among Roto-Rooter, Inc., Marlin Merger Corp. and Vitas Healthcare Corporation.*

10.34	Credit Agreement, dated as of May 2, 2007, among Chemed Corporation, the lenders from time to time parties thereto and J.P. Morgan Chase Bank, NA, as Administrative Agent.*

10.35	Amended and Restated Credit Agreement, dated as of February 24, 2005, among Chemed Corporation, the lenders from time to time parties thereto and J.P. Morgan Chase Bank, NA, as Administrative Agent.*

10.36	Amendment No. 1 to Amended and Restated Credit Agreement, dated March 31, 2006 among Chemed Corporation, the lenders from time to time parties thereto, and J.P. Morgan Chase Bank NA, as Administrative Agent.*

Exhibits

10.37	Form of Restricted Stock Award.*,**

10.38	Form of Stock Option Grant.*,**

12	Computation of Ratio to Earnings to Fixed Charges.

13	2009 Annual Report to Stockholders.

14	Policies on Business Ethics of Chemed Corporation.*

21	Subsidiaries of Chemed Corporation.

23	Consent of Independent Registered Public Accounting Firm.

24	Powers of Attorney.

31.1	Certification by Kevin J. McNamara pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act of 1934.

31.2	Certification by David P. Williams pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act of 1934.

31.3	Certification by Arthur V. Tucker, Jr. pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act of 1934.

32.1	Certification by Kevin J. McNamara pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by David P. Williams pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.3	Certification by Arthur V. Tucker, Jr. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	This exhibit is being filed by means of incorporation by reference (see Index to Exhibits on page E-1). Each other exhibit is being filed with this Annual Report on Form 10-K.

**	Management contract or compensatory plan or arrangement.
Financial Statement Schedule
     See Index to Financial Statements and Financial Statement Schedule on page S-1.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

February 26, 2010	CHEMED CORPORATION
	By	/s/ Kevin J. McNamara
Kevin J. McNamara
President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title		Date

/s/ Kevin J. McNamara Kevin J. McNamara	President and Chief Executive Officer and a Director (Principal Executive Officer)

/s/ David P. Williams David P. Williams	Executive Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ Arthur V. Tucker, Jr. Arthur V. Tucker, Jr.	Vice President and Controller (Principal Accounting Officer)		February 26, 2010

Joel F. Gemunder*	Ernest J. Mrozek*
Patrick P. Grace*	Thomas P. Rice*
Thomas C. Hutton*	Donald E. Saunders*	- -Directors
Walter L. Krebs*	George J. Walsh III*
Andrea R. Lindell*	Frank E. Wood*

*	Naomi C. Dallob by signing her name hereto signs this document on behalf of each of the persons indicated above pursuant to powers of attorney duly executed by such persons and filed with the Securities and Exchange Commission.

February 26, 2010	/s/ Naomi C. Dallob
Date	Naomi C. Dallob
(Attorney-in-Fact)

CHEMED CORPORATION AND SUBSIDIARY COMPANIES
INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE
2007, 2008 AND 2009

	Page(s)
Chemed Corporation Consolidated Financial
Statements and Financial Statement Schedule

Report of Independent Registered Public Accounting Firm	2	*
Consolidated Statement of Income	3	*
Consolidated Balance Sheet	4	*
Consolidated Statement of Cash Flows	5	*
Consolidated Statement of Changes in Stockholders’ Equity	6	*
Notes to Consolidated Financial Statements	7-31	*

Report of Independent Registered Public Accounting Firm on Financial Statement Schedule	S-2
Schedule II — Valuation and Qualifying Accounts	S-3

*	Indicates page numbers in Chemed Corporation 2009 Annual Report to Stockholders
     The consolidated financial statements of Chemed Corporation listed above, appearing in the 2009 Annual Report to Stockholders, are incorporated herein by reference. The Financial Statement Schedule should be read in conjunction with the consolidated financial statements listed above. Schedules not included have been omitted because they are not applicable or the required information is shown in the financial statements or notes thereto as listed above.

Report of Independent Registered Public Accounting
Firm on Financial Statement Schedule
To the Board of Directors of Chemed Corporation
Our audits of the consolidated financial statements and the effectiveness of internal control over financial reporting referred to in our report dated February 26, 2010 appearing in the 2009 Annual Report to Stockholders of Chemed Corporation (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedule listed in Item 15(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.
/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP
Cincinnati, Ohio
February 26, 2010

SCHEDULE II
CHEMED CORPORATION AND SUBSIDIARY COMPANIES
VALUATION AND QUALIFYING ACCOUNTS
(IN THOUSANDS)
DR/(CR)

		ADDITIONS
		(CHARGED)		APPLICABLE
		CREDITED	(CHARGED)	TO
	BALANCE AT	TO COSTS	CREDITED	COMPANIES		BALANCE
	BEGINNING	AND	TO OTHER	ACQUIRED	DEDUCTIONS	AT END
DESCRIPTION	OF PERIOD	EXPENSES	ACCOUNTS	IN PERIOD	(a)	OF PERIOD
Allowances for doubtful accounts (b)

For the year 2009	$(10,320)	$(10,861)	$(656)	$—	$9,242	$(12,595)

For the year 2008	$(9,746)	$(9,870)	$13	$—	$9,283	$(10,320)

For the year 2007	$(10,180)	$(8,375)	$490	$—	$8,319	$(9,746)

Allowances for doubtful accounts — notes receivable (c)

For the year 2009	$(482)	$28	$44	$—	$2	$(408)

For the year 2008	$(529)	$51	$(13)	$—	$9	$(482)

For the year 2007	$(170)	$2	$(366)	$—	$5	$(529)

(a)	With respect to allowances for doubtful accounts, deductions include accounts considered uncollectible or written off, payments, companies divested, etc.

(b)	Classified in consolidated balance sheet as a reduction of accounts receivable.

(c)	Classified in consolidated balance sheet as a reduction of other assets.

INDEX TO EXHIBITS

		Page Number
		or
		Incorporation by Reference
Exhibit		File No. and	Previous
Number		Filing Date	Exhibit No.

3.1	Certificate of Incorporation of Chemed Corporation	Form S-3 Reg. No. 33-44177 11/26/91	4.1

3.2	Certificate of Amendment to Certificate of Incorporation	Form 8-K 5/16/06	3.1

3.3	By-Laws of Chemed Corporation as amended November 10, 2009	Form 8-K 11/13/09	3.1

10.1	1999 Stock Incentive Plan	Form 10-K 3/29/00, **	10.11

10.2	1999 Long Term Employee Incentive Plan as amended through May 20, 2002	Form 10-K 3/28/03, **	10.16

10.3	2002 Stock Incentive Plan	Form 10-K 3/28/03, **	10.17

10.4	2002 Executive Long-Term Incentive Plan, as amended May 18, 2004	Form 10-Q 8/19/04, **	10.16

10.5	2004 Stock Incentive Plan	Proxy Statement 3/25/04, **	A

10.6	2006 Stock Incentive Plan, as amended August 11, 2006	Form 10-Q 8/14/06, **	10.1

10.7	Repurchase Agreement dated May 8, 2007 by and among Chemed Corporation, J.P. Morgan Securities Inc. and Citigroup Global Markets, Inc.	Form 8-K 5/17/07	1.1

10.8	Convertible Senior Note Indenture dated May 14, 2007 for 1.875% Convertible Senior Notes due 2014 by and among Chemed Corporation, the Subsidiary Guarantors and LaSalle Bank NA, as Trustee.	Form 8-KA 5/22/07	4.1

10.9	Employment Agreement with David P. Williams dated December 1, 2006.	Form 8-K 12/1/06, **	10.01

10.10	First Amendment to Employment Agreement with David P. Williams dated July 9, 2009.	Form 10-Q 7/31/09, **	10.02

1

		Page Number
		or
		Incorporation by Reference
Exhibit		File No. and	Previous
Number		Filing Date	Exhibit No.

10.11	Employment Agreement with Timothy S. O’Toole dated May 6, 2007.	Form 8-K 5/7/07, **	10.02

10.12	First Amendment to Employment Agreement with Timothy S. O’Toole dated July 9, 2009.	Form 10-Q 7/31/09	10.3

10.13	Employment Agreement with Kevin J. McNamara dated May 3, 2008.	Form 8-K 5/6/08, **	10.01

10.14	First Amendment to Employment Agreement with Kevin J. McNamara dated July 9, 2009.	Form 10-Q 7/31/09	10.1

10.15	Registration Rights Agreement, dated May 14, 2007 by and among Chemed Corporation, J.P. Morgan Securities, Inc. and Citigroup Global Markets Inc.	Form 8-K 5/17/07	10.5

10.16	Confirmation of Convertible Note Hedge, dated May 8, 2007 between Chemed Corporation and J.P. Morgan Chase Bank, NA.	Form 8-K 5/17/07	10.1

10.17	Confirmation of Convertible Note Hedge, dated May 8, 2007 between Chemed Corporation and Citibank, NA.	Form 8-K 5/17/07	10.2

10.18	Form of Convertible Note Warrant Transaction, dated May 8, 2007 between Chemed Corporation and Citibank, NA.	Form 8-K 5/17/07	10.4

10.19	Form of Convertible Note Warrant Transaction, dated May 8, 2007 between Chemed Corporation and J.P. Morgan Chase Bank, NA.	Form 8-K 5/17/07	10.5

10.20	Excess Benefits Plan, as restated and amended, effective June 1, 2001	Form 10-K 3/12/04, **	10.24

10.21	Amendment No. 1 to Excess Benefits Plan, effective July 1, 2002	Form 10-K 3/12/04, **	10.25

10.22	Amendment No. 2 to Excess Benefits Plan, effective November 7, 2003	Form 10-K 3/12/04, **	10.26

2

		Page Number
		or
		Incorporation by Reference
Exhibit		File No. and	Previous
Number		Filing Date	Exhibit No.

10.23	Non-Employee Directors’ Deferred Compensation Plan	Form 10-K 3/24/88, **	10.10

10.24	Chemed/Roto-Rooter Savings & Retirement Plan, effective January 1, 1999	Form 10-K 3/25/99, **	10.25

10.25	First Amendment to Chemed/Roto-Rooter Savings & Retirement Plan effective September 6, 2000	Form 10-K 3/28/02, **	10.22

10.26	Second Amendment to Chemed/Roto-Rooter Savings & Retirement Plan effective January 1, 2001	Form 10-K 3/28/02, **	10.23

10.27	Third Amendment to Chemed/Roto-Rooter Savings & Retirement Plan effective December 12, 2001	Form 10-K 3/28/02, **	10.24

10.28	Directors Emeriti Plan	Form 10-Q 5/12/88, **	10.11

10.29	Change in Control Severance Plan as amended July 9, 2009.	Form 10-Q 7/31/09, **	10.05

10.30	Senior Executive Severance Policy as amended July 9, 2009.	Form 10-Q 7/31/09, **	10.04

10.31	Roto-Rooter Deferred Compensation Plan No. 1, as amended January 1, 1998	Form 10-K 3/28/01, **	10.37

10.32	Roto-Rooter Deferred Compensation Plan No. 2	Form 10-K 3/28/01, **	10.38

10.33	Agreement and Plan of Merger, dated as of December 18, 2003, among Roto-Rooter, Inc., Marlin Merger Corp. and Vitas Healthcare Corporation	Form 8-K 12/19/03	99.2

10.34	Credit Agreement, dated as of May 2, 2007, among Chemed Corporation, the lenders from time to time parties thereto and J. P. Morgan Chase Bank, NA, as Administrative Agent.	Form 8-K 5/07/07	10.01

3

Page Number
or
Incorporation by Reference
Exhibit		File No. and	Previous
Number		Filing Date	Exhibit No.

10.35	Amended and Restated Credit Agreement dated as of February 24, 2005 among Chemed Corporation, the lenders from time to time, parties thereto and JP Morgan Chase Bank NA, as Administrative Agent.	Form 10-K 3/28/05	10.46

10.36	Amendment No. 1 to Amended and Restated Credit Agreement, dated March 31, 2006 among Chemed Corporation, the lenders from Time to time parties thereto, and JP Morgan Chase Bank NA, as Administrative Agent.	Form 10-Q 4/4/06	10.1

10.37	Form of Restricted Stock Award	Form 10-K 3/28/05, **	10.50

10.38	Form of Stock Option Grant	Form 10-K 3/28/05, **	10.51

12	Computation of Ratio of Earnings to Fixed Charges	*

13	2009 Annual Report to Stockholders	*

14	Policies on Business Ethics of Chemed Corporation	Form 10-K 3/12/04	14

21	Subsidiaries of Chemed Corporation	*

23	Consent of Independent Registered Public Accounting Firm	*

24	Powers of Attorney	*

31.1	Certification by Kevin J. McNamara pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act of 1934.	*

31.2	Certification by David P. Williams pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act of 1934.	*

31.3	Certification by Arthur V. Tucker, Jr. pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act of 1934.	*

32.1	Certification by Kevin J. McNamara pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	*

32.2	Certification by David P. Williams pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	*

4

Page Number
or
Incorporation by Reference
Exhibit		File No. and	Previous
Number		Filing Date	Exhibit No.

32.3	Certification by Arthur V. Tucker, Jr. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	*

*	Filed herewith.

**	Management contract or compensatory plan or arrangement.

5