Form 10-Q
period 2010-03-31
CHEMED CORP
filed 2010-04-30
CIK 19584

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
X	Quarterly Report Under Section 13 or 15 (d) of the Securities Exchange Act of 1934 For the Quarterly Period Ended March 31, 2010

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
Large accelerated filer	X	Accelerated filer	Non-accelerated filer	Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes	No	X

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Amount	Date

Capital Stock $1 Par Value	22,834,890 Shares	March 31, 2010

CHEMED CORPORATION AND
SUBSIDIARY COMPANIES

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
CHEMED CORPORATION AND SUBSIDIARY COMPANIES
UNAUDITED CONSOLIDATED BALANCE SHEET
(in thousands, except share and per share data)

	March 31,	December 31,
	2010	2009
ASSETS
Current assets
Cash and cash equivalents	$112,119	$112,416
Accounts receivable less allowances of $13,449 (2009 - $12,595)	87,412	53,461
Inventories	7,609	7,543
Current deferred income taxes	15,008	13,701
Prepaid expenses	9,886	11,137
Total current assets	232,034	198,258
Investments of deferred compensation plans	25,925	24,158
Properties and equipment, at cost, less accumulated depreciation of $118,727 (2009 - $115,181)	75,189	75,358
Identifiable intangible assets less accumulated amortization of $25,971 (2009 - $25,349)	57,239	57,920
Goodwill	450,149	450,042
Other assets	13,692	13,734
Total Assets	$854,228	$819,470

LIABILITIES
Current liabilities
Accounts payable	$49,844	$52,071
Income taxes	12,150	63
Accrued insurance	34,478	35,161
Accrued compensation	37,613	34,662
Other current liabilities	12,439	14,127
Total current liabilities	146,524	136,084
Deferred income taxes	24,969	25,924
Long-term debt	153,853	152,127
Deferred compensation liabilities	25,522	23,637
Other liabilities	5,374	4,536
Total Liabilities	356,242	342,308

STOCKHOLDERS' EQUITY
Capital stock - authorized 80,000,000 shares $1 par; issued 30,087,481 shares (2009 - 29,890,628 shares)	30,087	29,891
Paid-in capital	343,967	335,890
Retained earnings	419,985	403,366
Treasury stock - 7,355,078 shares (2009 - 7,275,070 shares), at cost	(298,031)	(293,941)
Deferred compensation payable in Company stock	1,978	1,956
Total Stockholders' Equity	497,986	477,162
Total Liabilities and Stockholders' Equity	$854,228	$819,470

See accompanying notes to unaudited financial statements.

CHEMED CORPORATION AND SUBSIDIARY COMPANIES
UNAUDITED CONSOLIDATED STATEMENT OF INCOME
(in thousands, except per share data)

	Three Months Ended March 31,
	2010	2009
Service revenues and sales	$308,813	294,938
Cost of services provided and goods sold (excluding depreciation)	219,137	207,013
Selling, general and administrative expenses	48,538	45,793
Depreciation	5,469	5,325
Amortization	1,224	1,536
Other operating expense	-	545
Total costs and expenses	274,368	260,212
Income from operations	34,445	34,726
Interest expense	(2,952)	(2,844)
Other income/(expense)--net	186	(276)
Income before income taxes	31,679	31,606
Income taxes	(12,321)	(12,267)
Net income	$19,358	$19,339

Earnings Per Share
Net income	$0.86	$0.86
Average number of shares outstanding	22,593	22,394

Diluted Earnings Per Share
Net income	$0.84	$0.85
Average number of shares outstanding	23,021	22,647

Cash Dividends Per Share	$0.12	$0.06

See accompanying notes to unaudited financial statements.

CHEMED CORPORATION AND SUBSIDIARY COMPANIES
UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOWS
(in thousands)

	Three Months Ended
	March 31,
	2010	2009
Cash Flows from Operating Activities
Net income	$19,358	$19,339
Adjustments to reconcile net income to net cash provided
by operating activities:
Depreciation and amortization	6,693	6,861
Provision for uncollectible accounts receivable	2,472	3,071
Stock option expense	2,051	2,042
Provision for deferred income taxes	(2,282)	(1,529)
Amortization of discount on convertible notes	1,726	1,612
Changes in operating assets and liabilities, excluding
amounts acquired in business combinations:
Increase in accounts receivable	(36,445)	(12,399)
Increase in inventories	(66)	(514)
Decrease in prepaid expenses	502	1,002
Decrease in accounts payable and other current liabilities	(381)	(7,900)
Increase in income taxes	13,955	13,056
Increase in other assets	(1,672)	(203)
Increase in other liabilities	2,724	486
Excess tax benefit on share-based compensation	(1,135)	(145)
Other sources	151	322
Net cash provided by operating activities	7,651	25,101
Cash Flows from Investing Activities
Capital expenditures	(5,424)	(3,376)
Business combinations, net of cash acquired	-	(1,944)
Proceeds from sales of property and equipment	27	1,360
Other uses	(157)	(152)
Net cash used by investing activities	(5,554)	(4,112)
Cash Flows from Financing Activities
Purchases of treasury stock	(2,516)	(231)
Proceeds from issuance of capital stock	2,672	68
Repayment of long-term debt	-	(10,799)
Dividends paid	(2,739)	(1,355)
Decrease in cash overdrafts payable	(1,216)	(342)
Excess tax benefit on share-based compensation	1,135	145
Other sources/(uses)	270	(244)
Net cash used by financing activities	(2,394)	(12,758)
(Decrease)/Increase in Cash and Cash Equivalents	(297)	8,231
Cash and cash equivalents at beginning of year	112,416	3,628
Cash and cash equivalents at end of period	$112,119	$11,859

See accompanying notes to unaudited financial statements.

CHEMED CORPORATION AND SUBSIDIARY COMPANIES
Notes to Unaudited Financial Statements

1.   Basis of Presentation
 As used herein, the terms "We," "Company" and "Chemed" refer to Chemed Corporation or Chemed Corporation and its consolidated subsidiaries.

We have prepared the accompanying unaudited consolidated financial statements of Chemed in accordance with Rule 10-01 of SEC Regulation S-X.  Consequently, we have omitted certain disclosures required under generally accepted accounting principles in the United States (“GAAP”) for complete financial statements.  The December 31, 2009 balance sheet data were derived from audited financial statements but do not include all disclosures required by GAAP.  However, in our opinion, the financial statements presented herein contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly our financial position, results of operations and cash flows.  These financial statements are prepared on the same basis as and should be read in conjunction with the Consolidated Financial Statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2009.

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

As of March 31, 2010, VITAS has approximately $9.1 million in unbilled revenue included in accounts receivable (December 31, 2009 - $9.9 million).  The unbilled revenue at VITAS relates to hospice programs currently undergoing focused medical reviews (“FMR”).  During FMR, surveyors working on behalf of the U.S. Federal government review certain patient files for compliance with Medicare regulations.  During the time the patient file is under review, we are unable to bill for care provided to those patients.  We make appropriate provisions to reduce our accounts receivable balance for potential denials of patient service revenue due to FMR activity.

We actively monitor each of our hospice programs, by provider number, as to their specific admission, discharge rate and median length of stay data in an attempt to determine whether they are likely to exceed the annual per-beneficiary Medicare cap (“Medicare cap”).  Should we determine that revenues for a program are likely to exceed the Medicare cap based on projected trends, we attempt to institute corrective action to influence the patient mix or to increase patient admissions.  However, should we project our corrective action will not prevent that program from exceeding its Medicare cap, we estimate the amount of revenue recognized during the period that will require repayment to the Federal government under the Medicare cap and record the amount as a reduction to patient revenue.  The Medicare cap measurement period is from September 29 through September 28 of the following year for admissions and from November 1 through October 31 of the following year for revenue.  During the three-month period ended March 31, 2010, we  reversed $1.8 million of Medicare cap liability recorded during the fourth quarter of 2009 for two programs’ projected liability for the 2010 measurement period.  This reversal was offset by a $35,000 pretax charge related to one program’s projected liability for the 2010 measurement period.  During the period ended March 31, 2009 we recorded $270,000 in Medicare cap liability for one program’s projected liability for the 2009 measurement period.  This amount was subsequently reversed due to improved admission trends during the second quarter of 2009.

The U.S. government revises hospice reimbursement rates on an annual basis using the Hospice Wage Index (HWI) and the Consumer Price Index plus a phase out of the Budget Neutrality Adjustment Factor (BNAF).  The HWI is geographically adjusted to reflect local differences in wages.  The BNAF is a portion of inflation calculated in prior years that is being eliminated or phased out over a seven year period.  In August 2008, the U.S. government announced a 25% reduction in the BNAF for its fiscal 2009 (October 2008 through September 2009) pursuant to a three year phase-out of the BNAF.  The February 2009 American Recovery and Reinvestment Act mandated a one year delay in the BNAF phase-out.  In August 2009, the Centers for Medicare and Medicaid Services (CMS) revised the phase-out schedule of the BNAF.  CMS reduced the price increase in hospice reimbursement by 10% of the BNAF effective October 1, 2009.  The remaining 90% of the BNAF will be phased out over the next six years by revising the October 1 reimbursement adjustment by 15% of the original BNAF inflation factor.  Based upon this revised schedule, 100% of the BNAF will be eliminated on October 1, 2015.  As a result, included in the three months ended March 31, 2009 results, is $1.95 million of revenue for the retroactive price increase related to services provided by VITAS in the fourth quarter of 2008.

3.   Segments
Service revenues and sales and after-tax earnings by business segment are as follows (in thousands):

	Three months ended
	March 31,
	2010	2009
Service Revenues and Sales
VITAS	$222,940	$208,417
Roto-Rooter	85,873	86,521
Total	$308,813	$294,938

After-tax Earnings
VITAS	$18,438	$17,170
Roto-Rooter	7,813	8,229
Total	26,251	25,399
Corporate	(6,893)	(6,060)
Net income	$19,358	$19,339

We report corporate administrative expenses and unallocated investing and financing income and expense not directly related to either segment as “Corporate”.  Historically, we have recorded stock award amortization as a corporate expense.  In the first quarter of 2010, our chief decision maker determined that this was an on-going expense and should be reported within the appropriate business segment.  Accordingly, stock award amortization has been reclassified to the corresponding business segment for all periods presented.

4.   Earnings per Share
Earnings per share are computed using the weighted average number of shares of capital stock outstanding.  Earnings and diluted earnings per share for 2010 and 2009 are computed as follows (in thousands, except per share data):

	Net Income
For the Three Months Ended March 31,	Income	Shares	Earnings per Share
2010
Earnings	$19,358	22,593	$0.86
Dilutive stock options	-	346
Nonvested stock awards	-	82
Diluted earnings	$19,358	23,021	$0.84

2009
Earnings	$19,339	22,394	$0.86
Dilutive stock options	-	216
Nonvested stock awards	-	37
Diluted earnings	$19,339	22,647	$0.85

For the three-month period ended March 31, 2010, 1.3 million stock options were excluded from the computation of diluted earnings per share as their exercise prices were greater than the average market price for most of the period. For the three-month period ended March 31, 2009, 1.7 million stock options were excluded from the computation of diluted earnings per share.

Diluted earnings per share may be impacted in future periods as the result of the issuance of our 1.875% Senior Convertible Notes (the “Notes”) and related purchased call options and sold warrants.  Per FASB’s authoritative guidance on the effect of contingently convertible instruments on diluted earnings per share and convertible bonds with an issuer option to settle for cash upon conversion, we will not include any shares related to the Notes in our calculation of diluted earnings per share until our average stock price for a quarter exceeds the current conversion price.  We would then include in our diluted earnings per share calculation those shares issuable using the treasury stock method.  The amount of shares issuable is based upon the amount by which the average stock price for the quarter exceeds the conversion price.  The purchased call option does not impact the calculation of diluted earnings per share as it is always anti-dilutive. The sold warrants become dilutive when our average stock price for a quarter exceeds the strike price of the warrant.

The following table provides examples of how changes in our stock price impact the number of shares that would be included in our diluted earnings per share calculation.  It also shows the impact on the number of shares issuable upon conversion of the Notes and settlement of the purchased call options and sold warrants:

	Shares		Total Treasury	Shares Due	Incremental
	Underlying 1.875%		Method	to the Company	Shares Issued/
Share	Convertible	Warrant	Incremental	under Notes	Received by the Company
Price	Notes	Shares	Shares (a)	Hedges	upon Conversion (b)
$80.73	8,988	-	8,988	(9,615)	(627)
$90.73	263,947	-	263,947	(282,363)	(18,416)
$100.73	468,284	-	468,284	(500,956)	(32,672)
$110.73	635,713	118,682	754,395	(680,067)	74,328
$120.73	775,406	314,621	1,090,027	(829,507)	260,520
$130.73	893,728	480,584	1,374,312	(956,084)	418,228

a) Represents the number of incremental shares that must be included in the calculation of fully diluted shares under U.S. GAAP.
b) Represents the number of incremental shares to be issued by the Company upon conversion of the 1.875%
Convertible Notes, assuming concurrent settlement of the note hedges and warrants.

5.   Long-Term Debt
We are in compliance with all debt covenants as of March 31, 2010.  We have issued $28.0 million in standby letters of credit as of March 31, 2010 for insurance purposes.  Issued letters of credit reduce our available credit under the revolving credit agreement.  As of March 31, 2010, we have approximately $147.0 million of unused lines of credit available and eligible to be drawn down under our revolving credit facility, excluding the expansion feature.

In May 2008, the FASB issued authoritative guidance for accounting for convertible debt instruments that may be settled in cash upon conversion including partial cash settlement.  This guidance requires all convertible debentures classified as Instruments B or C to separately account for the debt and equity pieces of the instrument.   Convertible debentures classified as Instruments B may be settled in either stock or cash equivalent to the conversion value and convertible debentures classified as Instruments C must settle the accreted value of the obligation in cash and may satisfy the excess conversion value in either cash or stock.  At inception of the convertible instrument, cash flows related to the convertible instrument are to be discounted using a market rate of interest.  We adopted the provisions of the guidance on January 1, 2009 and applied the guidance retrospectively.  Upon adoption, the Notes had a discount of approximately $55.1 million.

The following amounts are included in our consolidated balance sheet related to the Notes:

	March 31, 2010	December 31, 2009
Principal amount of convertible debentures	$186,956	$186,956
Unamortized debt discount	(33,103)	(34,829)
Carrying amount of convertible debentures	$153,853	$152,127
Additional paid in capital (net of tax)	$31,310	$31,310

The following amounts comprise interest expense included in our consolidated income statement (in thousands):

	Three Months Ended March 31,
	2010	2009
Cash interest expense	$1,070	$1,078
Non-cash amortization of debt discount	1,726	1,612
Amortization of debt costs	156	154
Total interest expense	$2,952	$2,844

The unamortized debt discount will be amortized using the effective interest method over the remaining life of the Notes.  The effective rate on the Notes after adoption of the standard is approximately 6.875%.

6.   Other Operating Expenses
For the three-month period ended March 31, 2010, there were no other operating expenses recorded.  For the three-month period ended March 31, 2009, we recorded pretax expenses of $545,000 related to the costs of a contested proxy solicitation.

7.   Other Income/ (Expense) -- Net
Other income/ (expense) -- net comprises the following (in thousands):

	Three Months Ended March 31,
	2010	2009
Market value gains/(losses) on assets held in
deferred compensation trust	$188	$(1,614)
Gain on settlement of company-owned life insurance	-	1,211
(Loss)/gain on disposal of property and equipment	(94)	24
Interest income	75	82
Other - net	17	21
Total other income/(expense)	$186	$(276)

 8.   Stock-Based Compensation Plans
On February 18, 2010, the Compensation/Incentive Committee of the Board of Directors (“CIC”) approved a grant of 47,896 shares of restricted stock to certain key employees.  The restricted shares cliff vest four years from the date of issuance.  The cumulative compensation expense related to the restricted stock award is $2.5 million and will be recognized ratably over the four-year vesting period.  We assumed no forfeitures in determining the cumulative compensation expense of the grant.

On February 18, 2010, the CIC approved a grant of 515,100 stock options to certain employees.  The stock options vest ratably over three years from the date of issuance.  The cumulative compensation expense related to the stock option grant is $7.8 million and will be recognized over the three-year vesting period.  We used the Black-Scholes option valuation method to determine the cumulative compensation expense of the grant.

9.   Independent Contractor Operations
The Roto-Rooter segment sublicenses with sixty-two independent contractors to operate certain plumbing repair and drain cleaning businesses in lesser-populated areas of the United States and Canada.  We had notes receivable from our independent contractors as of March 31, 2010 totaling $1.2 million (December 31, 2009 -$1.3 million).  In most cases these loans are fully or partially secured by equipment owned by the contractor.  The interest rates on the loans range from zero to 8% per annum and the remaining terms of the loans range from two months to 5 years at March 31, 2010.  During the three months ended March 31, 2010, we recorded revenues of $5.7 million (2009 - $5.3 million) and pretax profits of $2.4 million (2009 - $2.3 million) from our independent contractors.

10.  Pension and Retirement Plans
All of the Company’s plans that provide retirement and similar benefits are defined contribution plans.  Expenses for the Company’s pension and profit-sharing plans, excess benefit plans and other similar plans were $2.5 million and $1.5 million for the three months ended March 31, 2010 and 2009, respectively.

11.  Legal and Regulatory Matters

Litigation
VITAS is party to a class action lawsuit filed in the Superior Court of California, Los Angeles County, in September 2006 by Bernadette Santos, Keith Knoche and Joyce White.  This case alleges failure to pay overtime and failure to provide meal and rest periods to a purported class of California admissions nurses, chaplains and sales representatives.  The case seeks payment of penalties, interest and Plaintiffs’ attorney fees.  VITAS contests these allegations.  In December 2009, the trial court denied Plaintiffs’ motion for class certification. The lawsuit is in its early stages and we are unable to estimate our potential liability, if any, with respect to these allegations.

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

In May 2009, VITAS received an administrative subpoena from the U.S. Department of Justice requesting VITAS deliver to the OIG documents, patient records, and policy and procedure manuals for headquarters and its Texas programs concerning hospice services provided for the period January 1, 2003 to the date of the letter.  In August 2009, the OIG selected medical records for 59 past and current patients from a Texas program for review.   In February 2010, VITAS received a companion civil investigative demand from the state of Texas Attorney General’s Office, seeking related documents. Based on the early stage of the investigation and the limited information we have at this time, we cannot predict the outcome of this investigation.  We believe that we are in material compliance with Medicare and Medicaid rules and regulations applicable to hospice providers.

The costs to comply with either of these investigations were not material for any period presented.  We are unable to predict the outcome of these matters or the impact, if any, that the investigation may have on our business, results of operations, liquidity or capital resources.  Regardless of outcome, responding to the subpoenas can adversely affect us through defense costs, diversion of our time and related publicity.

12.  Related Party Agreement
VITAS has two pharmacy services agreements ("Agreements") with Omnicare, Inc. and its subsidiaries (“OCR”) whereby OCR provides specified pharmacy services for VITAS and its hospice patients in geographical areas served by both VITAS and OCR.  The Agreements renew automatically for one-year terms.  Either party may cancel the Agreements at the end of any term by giving written notice at least 90 days prior to the end of said term.  VITAS made purchases from OCR of $8.6 million and $7.9 million for the three months ended March 31, 2010 and 2009, respectively.

 Mr. Joel F. Gemunder, President and Chief Executive Officer of OCR and Ms. Andrea Lindell are directors of both OCR and the Company. Mr. Kevin J. McNamara, President, Chief Executive Officer and a director of the Company, is a director emeritus of OCR.  We believe that the terms of these agreements are no less favorable to VITAS than we could negotiate with an unrelated party.

13.  Cash Overdrafts Payable
Included in accounts payable at March 31, 2010 is cash overdrafts payable of $10.5 million (December 31, 2009 - $11.7 million).

14.  Financial Instruments
We adopted the provisions of the FASB’s authoritative guidance on fair value measurements.  This statement defines a hierarchy which prioritizes the inputs in fair value measurements.  Level 1 measurements are measurements using quoted prices in active markets for identical assets or liabilities.  Level 2 measurements use significant other observable inputs.  Level 3 measurements are measurements using significant unobservable inputs which require a company to develop its own assumptions.  In recording the fair value of assets and liabilities, companies must use the most reliable measurement available.  There was no impact on our financial position or results of operations upon adoption of this authoritative guidance.

The following shows the carrying value, fair value and the hierarchy for our financial instruments as of March 31, 2010 (in thousands):

		Fair Value Measure
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Mutual fund investments of deferred
compensation plans held in trust	$25,925	$25,925	$-	$-
Long-term debt	153,853	170,796	-	-

For cash and cash equivalents, accounts receivable and accounts payable, the carrying amount is a reasonable estimate of fair value because of the liquidity and short-term nature of these instruments.

15.  Capital Stock Transactions
On April 26, 2007, our Board of Directors authorized a $150 million stock repurchase program.  On May 19, 2008, our Board of Directors authorized an additional $56 million to the April 2007 stock repurchase program.  For the quarter ended March 31, 2010, we repurchased 31,375 shares at a weighted average cost per share of $47.17 under the April 2007 program.  For the quarter ended March 31, 2009 there was no stock repurchased.

16.  Subsequent Events
In April 2010, we met the stock-price target of the Company’s Long-term incentive plan.  The stock price hurdle of $54.00 was achieved during 30 trading days out of any 60 day trading day period. On April 16, 2010, the Compensation/Incentive Committee approved a stock grant of 27,900 shares and the related allocation to participants.  The pretax cost of the stock grant was $1.8 million.

17.  Guarantor Subsidiaries
Our 1.875% Notes are fully and unconditionally guaranteed on an unsecured, jointly and severally liable basis by certain of our 100% owned subsidiaries.  The following unaudited, condensed, consolidating financial data presents the composition of the parent company (Chemed), the guarantor subsidiaries and the non-guarantor subsidiaries as of March 31, 2010 and December 31, 2009 for the balance sheet, the three months ended March 31, 2010 and March 31, 2009 for the income statement and the three months ended March 31, 2010  and  March 31, 2009 for the statement of cash flows (dollars in thousands):

March 31, 2010		Guarantor	Non-Guarantor	Consolidating
	Parent	Subsidiaries	Subsidiaries	Adjustments	Consolidated
ASSETS
Cash and cash equivalents	$107,572	$(274)	$4,821	$-	$112,119
Accounts receivable, less allowances	623	86,368	421	-	87,412
Intercompany receivables	-	158,970	-	(158,970)	-
Inventories	-	6,940	669	-	7,609
Current deferred income taxes	(341)	15,255	94	-	15,008
Prepaid expenses	460	9,359	67	-	9,886
Total current assets	108,314	276,618	6,072	(158,970)	232,034
Investments of deferred compensation plans	-	-	25,925	-	25,925
Properties and equipment, at cost, less accumulated depreciation	10,175	62,797	2,217	-	75,189
Identifiable intangible assets less accumulated amortization	-	57,239	-	-	57,239
Goodwill	-	445,662	4,487	-	450,149
Other assets	11,008	2,345	339	-	13,692
Investments in subsidiaries	662,071	16,539	-	(678,610)	-
Total assets	$791,568	$861,200	$39,040	$(837,580)	$854,228
LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable	$(1,968)	$51,520	$292	$-	$49,844
Intercompany payables	156,363	-	2,607	(158,970)	-
Income taxes	(10,956)	21,848	1,258	-	12,150
Accrued insurance	434	34,044	-	-	34,478
Accrued compensation	966	36,205	442	-	37,613
Other current liabilities	2,530	9,783	126	-	12,439
Total current liabilities	147,369	153,400	4,725	(158,970)	146,524
Deferred income taxes	(10,985)	43,400	(7,446)	-	24,969
Long-term debt	153,853	-	-	-	153,853
Deferred compensation liabilities	-	-	25,522	-	25,522
Other liabilities	3,345	2,029	-	-	5,374
Stockholders' equity	497,986	662,371	16,239	(678,610)	497,986
Total liabilities and stockholders' equity	$791,568	$861,200	$39,040	$(837,580)	$854,228

December 31, 2009		Guarantor	Non-Guarantor	Consolidating
	Parent	Subsidiaries	Subsidiaries	Adjustments	Consolidated
ASSETS
Cash and cash equivalents	$109,331	$(1,221)	$4,306	$-	$112,416
Accounts receivable, less allowances	618	52,303	540	-	53,461
Intercompany receivables	-	149,888	-	(149,888)	-
Inventories	-	7,009	534	-	7,543
Current deferred income taxes	(378)	14,048	31	-	13,701
Prepaid expenses	(2,457)	13,706	(112)	-	11,137
Total current assets	107,114	235,733	5,299	(149,888)	198,258
Investments of deferred compensation plans	-	-	24,158	-	24,158
Properties and equipment, at cost, less accumulated depreciation	10,309	62,912	2,137	-	75,358
Identifiable intangible assets less accumulated amortization	-	57,920	-	-	57,920
Goodwill	-	445,662	4,380	-	450,042
Other assets	11,190	2,232	312	-	13,734
Investments in subsidiaries	643,572	15,523	-	(659,095)	-
Total assets	$772,185	$819,982	$36,286	$(808,983)	$819,470
LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable	$(2,411)	$54,084	$398	$-	$52,071
Intercompany payables	147,744	-	2,144	(149,888)	-
Income taxes	(2,145)	2,159	49	-	63
Accrued insurance	1,231	33,930	-	-	35,161
Accrued compensation	4,235	30,020	407	-	34,662
Other current liabilities	1,643	11,367	1,117	-	14,127
Total current liabilities	150,297	131,560	4,115	(149,888)	136,084
Deferred income taxes	(10,549)	43,183	(6,710)	-	25,924
Long-term debt	152,127	-	-	-	152,127
Deferred compensation liabilities	-	-	23,637	-	23,637
Other liabilities	3,148	1,388	-	-	4,536
Stockholders' equity	477,162	643,851	15,244	(659,095)	477,162
Total liabilities and stockholders' equity	$772,185	$819,982	$36,286	$(808,983)	$819,470

For the three months ended March 31, 2010		Guarantor	Non-Guarantor	Consolidating
	Parent	Subsidiaries	Subsidiaries	Adjustments	Consolidated
Continuing Operations
Service revenues and sales	$-	$303,002	$5,811	$-	$308,813
Cost of services provided and goods sold	-	216,200	2,937	-	219,137
Selling, general and administrative expenses	5,698	41,317	1,523	-	48,538
Depreciation	136	5,133	200	-	5,469
Amortization	330	894	-	-	1,224
Total costs and expenses	6,164	263,544	4,660	-	274,368
Income/ (loss) from operations	(6,164)	39,458	1,151	-	34,445
Interest expense	(2,851)	(101)	-	-	(2,952)
Other (expense)/income - net	3,621	(3,637)	202	-	186
Income/ (loss) before income taxes	(5,394)	35,720	1,353	-	31,679
Income tax (provision)/ benefit	1,744	(13,539)	(526)	-	(12,321)
Equity in net income of subsidiaries	23,008	826	-	(23,834)	-
Net income	$19,358	$23,007	$827	$(23,834)	$19,358

For the three months ended March 31, 2009		Guarantor	Non-Guarantor	Consolidating
	Parent	Subsidiaries	Subsidiaries	Adjustments	Consolidated
Continuing Operations
Service revenues and sales	$-	$289,139	$5,799	$-	$294,938
Cost of services provided and goods sold	-	204,029	2,984	-	207,013
Selling, general and administrative expenses	5,485	40,392	(84)	-	45,793
Depreciation	151	5,007	167	-	5,325
Amortization	275	1,261	-	-	1,536
Other operating expenses	545	-	-	-	545
Total costs and expenses	6,456	250,689	3,067	-	260,212
Income/ (loss) from operations	(6,456)	38,450	2,732	-	34,726
Interest (expense)/income	(2,770)	(80)	6	-	(2,844)
Other (expense)/income - net	384	(277)	(383)	-	(276)
Income/ (loss) before income taxes	(8,842)	38,093	2,355	-	31,606
Income tax (provision)/ benefit	3,270	(14,450)	(1,087)	-	(12,267)
Equity in net income of subsidiaries	24,911	1,605	-	(26,516)	-
Net income	$19,339	$25,248	$1,268	$(26,516)	$19,339

For the three months ended March 31, 2010		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Consolidated
Cash Flow from Operating Activities:
Net cash provided by operating activities	$(14,132)	$21,652	$131	$7,651
Cash Flow from Investing Activities:
Capital expenditures	(2)	(5,176)	(246)	(5,424)
Business combinations, net of cash acquired	-	-	-	-
Proceeds from sale of property and equipment	-	27	-	27
Other sources/(uses) - net	(50)	(107)	-	(157)
Net cash provided/(used) by investing activities	(52)	(5,256)	(246)	(5,554)
Cash Flow from Financing Activities:
Change in cash overdrafts payable	473	(1,689)	-	(1,216)
Change in intercompany accounts	13,377	(13,840)	463	-
Dividends paid to shareholders	(2,739)	-	-	(2,739)
Purchases of treasury stock	(2,516)	-	-	(2,516)
Proceeds from exercise of stock options	2,672	-	-	2,672
Realized excess tax benefit on share based compensation	1,135	-	-	1,135
Other sources/(uses) - net	23	80	167	270
Net cash provided/ (used) by financing activities	12,425	(15,449)	630	(2,394)
Net increase/(decrease) in cash and cash equivalents	(1,759)	947	515	(297)
Cash and cash equivalents at beginning of year	109,331	(1,221)	4,306	112,416
Cash and cash equivalents at end of period	$107,572	$(274)	$4,821	$112,119

For the three months ended March 31, 2009		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Consolidated
Cash Flow from Operating Activities:
Net cash provided/(used) by operating activities	$(5,656)	$28,627	$2,130	$25,101
Cash Flow from Investing Activities:
Capital expenditures	(7)	(3,345)	(24)	(3,376)
Business combinations, net of cash acquired	-	(1,944)	-	(1,944)
Proceeds from sale of property and equipment	1,256	104	-	1,360
Other sources/(uses) - net	(198)	46	-	(152)
Net cash provided/(used) by investing activities	1,051	(5,139)	(24)	(4,112)
Cash Flow from Financing Activities:
Change in cash overdrafts payable	1,343	(1,685)	-	(342)
Change in intercompany accounts	22,357	(20,011)	(2,346)	-
Dividends paid to shareholders	(1,355)	-	-	(1,355)
Purchases of treasury stock	(231)	-	-	(231)
Proceeds from exercise of stock options	68	-	-	68
Realized excess tax benefit on share based compensation	145	-	-	145
Repayment of long-term debt	(10,700)	(99)	-	(10,799)
Other sources/(uses) - net	20	71	(335)	(244)
Net cash provided/ (used) by financing activities	11,647	(21,724)	(2,681)	(12,758)
Net increase/(decrease) in cash and cash equivalents	7,042	1,764	(575)	8,231
Cash and cash equivalents at beginning of year	65	202	3,361	3,628
Cash and cash equivalents at end of period	$7,107	$1,966	$2,786	$11,859

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

The following is a summary of the key operating results for the three months ended March 31, 2010 and 2009 (in thousands except per share amounts):

	Three Months Ended March 31,
	2010	2009
Service revenues and sales	$308,813	$294,938
Net income	$19,358	$19,339
Diluted EPS	$0.84	$0.85
Adjusted EBITDA*	$43,071	$42,224
Adjusted EBITDA as a % of revenue	13.9%	14.3%

*See page 21 for reconciliation to GAAP measures

For the three months ended March 31, 2010, the increase in consolidated service revenues and sales was driven by a 7.0% increase at VITAS while Roto-Rooter revenues decreased by 0.7%.  The increase in service revenues at VITAS was a result of increased average daily census (“ADC”) of 5.1%, driven by an increase in admissions of 4.8%, combined with Medicare price increases of approximately 1.3%.  Roto-Rooter was driven by a 7.0% decrease in job count offset by an approximate 6.3% price and mix shift increase. The Roto-Rooter changes include the impact of acquisitions in 2009, offset by the conversion of one company-owned branch to an independent contractor in 2009.  The impact of these transactions is not material.  Consolidated net income is essentially flat over prior year.  Diluted EPS decreased as the result of the increased number of average shares outstanding. Adjusted earnings before interest, taxes, depreciation and amortization (“EBITDA”) increased 2.0% from the first quarter of 2009 to the first quarter of 2010.

EBITDA and Adjusted EBITDA are not measures derived in accordance with GAAP and exclude components that are important to understanding our financial performance.  We use Adjusted EBITDA as a measure of earnings for our LTIP awards.  We provide EBITDA and Adjusted EBITDA to help readers evaluate our operating results, compare our operating performance with that of similar companies that have different capital structures and help evaluate our ability to meet future debt service, capital expenditure and working capital requirements.  Our EBITDA and Adjusted EBITDA should not be considered in isolation or as a substitute for comparable measures presented in accordance with GAAP.  A reconciliation of our net income to our Adjusted EBITDA is presented on page 21.

VITAS expects to achieve full-year 2010 revenue growth, prior to Medicare cap, of 5.0% to 6.0%.  Admissions are estimated to increase 2.0% to 4.0%.  Adjusted EBITDA margin, prior to Medicare cap is estimated to be 15.0% to 15.5%.  Roto-Rooter expects full-year 2010 revenue growth of 1.0% to 3.0%.  The revenue estimate is a result of increased pricing of 3.0%, a favorable mix shift to higher revenue jobs, offset by a job count decline estimated at 2.0% to 4.0%.  Adjusted EBITDA margin for 2010 is estimated to be in the range of 17.5% to 18.0%.  We anticipate that our operating income and cash flows will be sufficient to operate our businesses and meet any commitments for the foreseeable future.

Financial Condition
Liquidity and Capital Resources
Material changes in the balance sheet accounts from December 31, 2009 to March 31, 2010 include the following:

•	A $34.0 million increase in accounts receivable primarily at VITAS, related to timing of Medicare payments and refund of overpayments from prior years.

 Net cash provided by operating activities decreased $17.5 million due primarily to the increase in accounts receivable, partially offset by a decrease in accounts payable and other current liabilities.  Management continually evaluates cash utilization alternatives, including share repurchase, debt repurchase, acquisitions and increased dividends to determine the most beneficial use of available capital resources.

We have issued $28.0 million in standby letters of credit as of March 31, 2010, for insurance purposes.  Issued letters of credit reduce our available credit under the revolving credit agreement.  As of March 31, 2010, we have approximately $147.0 million of unused lines of credit available and eligible to be drawn down under our revolving credit facility, excluding the expansion feature. Management believes its liquidity and sources of capital are satisfactory for the Company’s needs in the foreseeable future.

Commitments and Contingencies
Collectively, the terms of our credit agreements require us to meet various financial covenants, to be tested quarterly.  In connection therewith, we are in compliance with all financial and other debt covenants as of March 31, 2010 and anticipate remaining in compliance throughout 2010.

VITAS is party to a class action lawsuit filed in the Superior Court of California, Los Angeles County, in September 2006 by Bernadette Santos, Keith Knoche and Joyce White.  This case alleges failure to pay overtime and failure to provide meal and rest periods to a purported class of California admissions nurses, chaplains and sales representatives.  The case seeks payment of penalties, interest and Plaintiffs’ attorney fees.  VITAS contests these allegations.  In December 2009, the trial court denied Plantiffs’ motion for class certification. The lawsuit is in its early stages and we are unable to estimate our potential liability, if any, with respect to these allegations.

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

In May 2009, VITAS received an administrative subpoena from the U.S. Department of Justice requesting VITAS deliver to the OIG documents, patient records, and policy and procedure manuals for headquarters and its Texas programs concerning hospice services provided for the period January 1, 2003 to the date of the letter.  In August 2009, the OIG selected medical records for 59 past and current patients from a Texas program for review. In February 2010, VITAS received a companion civil investigative demand from the state of Texas Attorney General’s office, seeking related documents. Based on the early stage of the investigation and the limited information we have at this time, we cannot predict the outcome of this investigation.  We believe that we are in material compliance with Medicare and Medicaid rules and regulations applicable to hospice providers.

We are unable to predict the outcome of these matters or the impact, if any, that the investigation may have on our business, results of operations, liquidity or capital resources.  Regardless of outcome, responding to the subpoenas can adversely affect us through defense costs, diversion of our time and related publicity.

Results of Operations
Three months ended March 31, 2010 versus  2009 - Consolidated Results
Our service revenues and sales for the first quarter of 2010 increased 4.7% versus services and sales revenues for the first quarter of 2009.  Of this increase, $14.5 million was attributable to VITAS offset by a $648,000 decrease at Roto-Rooter.  The following chart shows the components of those changes (dollar amounts in thousands):

	Increase/(Decrease)
	Amount	Percent
VITAS
Routine homecare	10,151	6.9%
Continuous care	3,094	8.9%
General inpatient	1,209	4.8%
Medicare cap	2,019	747.8%
BNAF adjustment	(1,950)	-100.0%
Roto-Rooter
Plumbing	1,128	3.0%
Drain cleaning	(1,943)	-5.3%
Other	167	1.4%
Total	$13,875	4.7%

The increase in VITAS’ revenues for the first quarter of 2010 versus the first quarter of 2009 was a result of increased ADC of 5.1% driven by an increase in admissions of 4.8%, combined with Medicare reimbursement rate increases of approximately 1.3%.  In excess of 90% of VITAS’ service revenues for the period were from Medicare and Medicaid.

The increase in plumbing revenues for the first quarter of 2010 versus 2009 is attributable to a 9.0% increase in the average price per job and a 5.2% decrease in the number of jobs performed.  The increase in the plumbing price per job was a combination of increased pricing and favorable job mix shift to more expensive jobs such as excavation.  Our excavation job count increased by 12.6% compared to 2009.  Drain cleaning revenues for the first quarter of 2010 versus 2009 reflect an 8.1% decline in the number of jobs, while the average price per job increased 2.9%.  The increase in other revenues is attributable primarily to an increase in our independent contractor operations offset by lower sales in our HVAC operation.

The consolidated gross margin was 29.0% in the first quarter of 2010 as compared with 29.8% in the first quarter of 2009.  On a segment basis, VITAS’ gross margin was 22.8% in the first quarter of 2010 and 23.4% in the first quarter of 2009.  The Roto-Rooter segment’s gross margin was 45.2% for the first quarter of 2010 essentially flat with the first quarter of 2009.  The decrease in VITAS’ gross margin is attributable to higher labor costs for admissions and Medicare compliance personnel, the opening of inpatient units which carry significant one time start-up costs as capacity begins to ramp-up and a slight mix shift towards higher acuity care which has a lower gross margin than routine homecare.

Selling, general and administrative expenses (“SG&A”) for the first quarter of 2010 were $48.5 million, an increase of $2.7 million (6.0%) versus the first quarter of 2009.  Included in SG&A is a $1.6 million increase related to the increase in our deferred compensation liability due to improved stock market performance.  The offset to the increased liability is recorded in other (non-operating) income and expense. Also in included in the SG&A increase is $147,000 related to OIG expenses.  The remaining change in SG&A is the result of typical cost of living increases for salaries and benefits plus increases in certain selling expenses which vary based on change in revenue.

 Other income increased $462,000 in the first quarter of 2010 to $186,000 due to a $1.8 million gain in the investments of deferred compensation plans which offsets the related expense in SG&A.  This was offset by a $1.2 million decrease related to the settlement of company-owned life insurance that occurred in 2009 but did not recur in 2010.

Our effective income tax rate of 38.9% in the first quarter of 2010 was essentially flat with the first quarter of 2009.

Net income for both periods included the following after-tax items/adjustments that increased/ (reduced) after-tax earnings (in thousands):

	Three Months Ended March 31,
	2010	2009
VITAS
Costs associated with the OIG investigation	$(99)	$(8)
Corporate
Costs related to contested proxy solicitation	-	(345)
Stock option expense	(1,298)	(1,292)
Noncash interest expense related to accounting for
conversion feature of the convertible notes	(1,047)	(968)
Impact of non-deductible losses and non-taxable gains on
investments held in deferred compensation trusts	-	736
Total	$(2,444)	$(1,877)

Three months ended March 31, 2010 versus 2009 - Segment Results
The change in after-tax earnings for the first quarter of 2010 versus the first quarter of 2009 is due to (in thousands):

	Net Income
	Increase/(Decrease)
	Amount	Percent
VITAS	$1,268	7.4%
Roto-Rooter	(416)	-5.1%
Corporate	(833)	-13.7%
	$19	0.1%

CHEMED CORPORATION AND SUBSIDIARY COMPANIES
CONSOLIDATING STATEMENT OF INCOME
FOR THE THREE MONTHS ENDED MARCH 31, 2010
(in thousands)(unaudited)

				Chemed
	VITAS	Roto-Rooter	Corporate	Consolidated
2010 (a)
Service revenues and sales	$222,940	$85,873	$-	$308,813
Cost of services provided and goods sold	172,093	47,044	-	219,137
Selling, general and administrative expenses	18,145	24,758	5,635	48,538
Depreciation	3,485	1,951	33	5,469
Amortization	771	123	330	1,224
Total costs and expenses	194,494	73,876	5,998	274,368
Income/(loss) from operations	28,446	11,997	(5,998)	34,445
Interest expense	(32)	(68)	(2,852)	(2,952)
Intercompany interest income/(expense)	1,289	702	(1,991)	-
Other income/(expense)—net	(39)	10	215	186
Income/(loss) before income taxes	29,664	12,641	(10,626)	31,679
Income taxes	(11,226)	(4,828)	3,733	(12,321)
Net income/(loss)	$18,438	$7,813	$(6,893)	$19,358

(a)   The following amounts are included in net income (in thousands):

				Chemed
	VITAS	Roto-Rooter	Corporate	Consolidated
Pretax benefit/(cost):
Stock option expense	$-	$-	$(2,051)	$(2,051)
Noncash impact of accounting for convertible debt	-	-	(1,655)	(1,655)
Expenses incurred in connection with the Office of Inspector
General investigation	(160)	-	-	(160)
Total	$(160)	$-	$(3,706)	$(3,866)

	VITAS	Roto-Rooter	Corporate	Consolidated
After-tax benefit/(cost):
Stock option expense	$-	$-	$(1,298)	$(1,298)
Noncash impact of accounting for convertible debt	-	-	(1,047)	(1,047)
Expenses incurred in connection with the Office of Inspector
General investigation	(99)	-	-	(99)
Total	$(99)	$-	$(2,345)	$(2,444)

CHEMED CORPORATION AND SUBSIDIARY COMPANIES
CONSOLIDATING STATEMENT OF INCOME
FOR THE THREE MONTHS ENDED MARCH 31, 2009
(in thousands)(unaudited)

				Chemed
	VITAS	Roto-Rooter	Corporate	Consolidated
2009 (a)
Service revenues and sales	$208,417	$86,521	$-	$294,938
Cost of services provided and goods sold	159,631	47,382	-	207,013
Selling, general and administrative expenses	17,546	24,375	3,872	45,793
Depreciation	3,219	2,054	52	5,325
Amortization	1,172	89	275	1,536
Other operating expenses	-	-	545	545
Total costs and expenses	181,568	73,900	4,744	260,212
Income/(loss) from operations	26,849	12,621	(4,744)	34,726
Interest expense	(39)	(35)	(2,770)	(2,844)
Intercompany interest income/(expense)	891	536	(1,427)	-
Other income/(expense)—net	(3)	116	(389)	(276)
Income/(loss) before income taxes	27,698	13,238	(9,330)	31,606
Income taxes	(10,528)	(5,009)	3,270	(12,267)
Net income/(loss)	$17,170	$8,229	$(6,060)	$19,339

(a)   The following amounts are included in net income (in thousands):

				Chemed
	VITAS	Roto-Rooter	Corporate	Consolidated
Pretax benefit/(cost):
Stock option expense	$-	$-	$(2,042)	$(2,042)
Noncash impact of accounting for convertible debt	-	-	(1,530)	(1,530)
Non-taxable income on certain investments held in deferred
compensation trusts	-	-	1,211	1,211
Expenses associated with contested proxy solicitation	-	-	(545)	(545)
Expenses incurred in connection with the Office of Inspector
General investigation	(13)	-	-	(13)
Total	$(13)	$-	$(2,906)	$(2,919)

	VITAS	Roto-Rooter	Corporate	Consolidated
After-tax benefit/(cost):
Stock option expense	$-	$-	$(1,292)	$(1,292)
Noncash impact of accounting for convertible debt	-	-	(968)	(968)
Non-taxable income on certain investments held in deferred
compensation trusts	-	-	1,211	1,211
Income tax impact of nondeductible losses on investments
held in deferred compensation trusts	-	-	(475)	(475)
Expenses associated with contested proxy solicitation	-	-	(345)	(345)
Expenses incurred in connection with the Office of Inspector
General investigation	(8)	-	-	(8)
Total	$(8)	$-	$(1,869)	$(1,877)

Consolidating Summary and Reconciliation of Adjusted EBITDA

Chemed Corporation and Subsidiary Companies
(in thousands)				Chemed
For the three months ended March 31, 2010	VITAS	Roto-Rooter	Corporate	Consolidated

Net income/(loss)	$18,438	$7,813	$(6,893)	$19,358
Add/(deduct):
Interest expense	32	68	2,852	2,952
Income taxes	11,226	4,828	(3,733)	12,321
Depreciation	3,485	1,951	33	5,469
Amortization	771	123	330	1,224
EBITDA	33,952	14,783	(7,411)	41,324
Add/(deduct):
Legal expenses of OIG investigation	160	-	-	160
Stock option expense	-	-	2,051	2,051
Advertising cost adjustment	-	(389)	-	(389)
Interest income	(45)	(2)	(28)	(75)
Intercompany interest income/(expense)	(1,289)	(702)	1,991	-
Adjusted EBITDA	$32,778	$13,690	$(3,397)	$43,071

				Chemed
For the three months ended March 31, 2009	VITAS	Roto-Rooter	Corporate	Consolidated

Net income/(loss)	$17,170	$8,229	$(6,060)	$19,339
Add/(deduct):
Interest expense	39	35	2,770	2,844
Income taxes	10,528	5,009	(3,270)	12,267
Depreciation	3,219	2,054	52	5,325
Amortization	1,172	89	275	1,536
EBITDA	32,128	15,416	(6,233)	41,311
Add/(deduct):
Non-taxable income from certain investments held in
deferred compensation trusts	-	-	(1,211)	(1,211)
Expenses associated with contested proxy solicitation	-	-	545	545
Legal expenses of OIG investigation	13	-	-	13
Stock option expense	-	-	2,042	2,042
Advertising cost adjustment	-	(394)	-	(394)
Interest income	(48)	(19)	(15)	(82)
Intercompany interest income/(expense)	(891)	(536)	1,427	-
Adjusted EBITDA	$31,202	$14,467	$(3,445)	$42,224

CHEMED CORPORATION AND SUBSIDIARY COMPANIES
OPERATING STATISTICS FOR VITAS SEGMENT
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009
(unaudited)

OPERATING STATISTICS	2010	2009
Net revenue ($000)
Homecare	$157,226	$147,075
Inpatient	26,291	25,082
Continuous care	37,674	34,580
Total before Medicare cap allowance and 2008 BNAF	$221,191	$206,737
Estimated BNAF	-	1,950
Medicare cap allowance	1,749	(270)
Total	$222,940	$208,417
Net revenue as a percent of total
before Medicare cap allowance
Homecare	71.1%	71.1%
Inpatient	11.9	12.2
Continuous care	17.0	16.7
Total before Medicare cap allowance and 2008 BNAF	100.0	100.0
Estimated BNAF	-	0.9
Medicare cap allowance	0.8	(0.1)
Total	100.8%	100.8%
Average daily census (days)
Homecare	8,112	7,477
Nursing home	3,162	3,263
Routine homecare	11,274	10,740
Inpatient	442	421
Continuous care	606	567
Total	12,322	11,728

Total Admissions	14,844	14,168
Total Discharges	14,461	13,865
Average length of stay (days)	75.8	76.6
Median length of stay (days)	13.0	13.0
ADC by major diagnosis
Neurological	32.6%	32.5%
Cancer	18.8	19.6
Cardio	11.9	12.3
Respiratory	6.6	6.7
Other	30.1	28.9
Total	100.0%	100.0%
Admissions by major diagnosis
Neurological	18.6%	18.6%
Cancer	33.5	35.9
Cardio	11.6	11.1
Respiratory	8.4	7.6
Other	27.9	26.8
Total	100.0%	100.0%
Direct patient care margins
Routine homecare	51.3%	51.5%
Inpatient	15.2	17.4
Continuous care	20.7	19.1
Homecare margin drivers (dollars per patient day)
Labor costs	$53.93	$52.82
Drug costs	7.77	7.65
Home medical equipment	6.94	6.68
Medical supplies	2.44	2.27
Inpatient margin drivers (dollars per patient day)
Labor costs	$286.81	$271.75
Continuous care margin drivers (dollars per patient day)
Labor costs	$526.47	$521.30
Bad debt expense as a percent of revenues	1.0%	1.1%
Accounts receivable --
Days of revenue outstanding- excluding unapplied Medicare payments	43.4	68.4
Days of revenue outstanding- including unapplied Medicare payments	29.2	37.5

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

Item 3.   Quantitative and Qualitative Disclosures about Market Risk
Our primary market risk exposure relates to interest rate risk exposure through variable interest rate borrowings.  At March 31, 2010, we had no variable rate debt outstanding.  At March 31, 2010, the fair value of the Notes approximates $170.8 million which have a face value of $187.0 million.

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

PART II OTHER INFORMATION
Item 1.   Legal Proceedings

For information regarding the Company’s legal proceedings, see note 11, Legal and Regulatory Matters, under Part I, Item I of this Quarterly Report on Form 10-Q.

Item 1A. Risk Factors

There have been no material changes from the risk factors previously disclosed in the Company’s most recent Annual Report on Form 10-K,

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

Item 2(c). Purchases of Equity Securities by Issuer and Affiliated Purchasers
The following table shows the activity related to our share repurchase programs for the three months ended March 31, 2010:

		Weighted
	Total Number	Average	Cumulative Shares	Dollar Amount
	of Shares	Price Paid Per	Repurchased Under	Remaining Under
	Repurchased	Share	the Program	The Program

April 2007 Program
January 1 through January 31, 2010	31,375	$47.17	1,736,972	$51,718,696
February 1 through February 28, 2010	-	$-	1,736,972	$51,718,696
March 1 through March 31, 2010	-	$-	1,736,972	$51,718,696

First Quarter Total - April 2007 Program	31,375	$47.17

On April 26, 2007, our Board of Directors authorized a $150 million share repurchase plan with no expiration date.
On May 20, 2008 our Board of Directors authorized an additional $56 million under the April 2007 Program.

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

Chemed Corporation
(Registrant)

Dated:	April 30, 2010	By:	Kevin J. McNamara
Kevin J. McNamara
(President and Chief Executive Officer)

Dated:	April 30, 2010	By:	David P. Williams
David P. Williams
(Executive Vice President and Chief Financial Officer)

Dated:	April 30, 2010	By:	Arthur V. Tucker, Jr.
Arthur V. Tucker, Jr.
(Vice President and Controller)