Form 10-Q
period 2010-06-30
CHEMED CORP
filed 2010-07-30
CIK 19584

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)

X	Quarterly Report Under Section 13 or 15 (d) of the Securities Exchange Act of 1934 For the Quarterly Period Ended June 30, 2010

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
Large accelerated filer	X	Accelerated filer	Non-accelerated filer	Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes	No	X

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Amount	Date

Capital Stock $1 Par Value	22,787,983 Shares	June 30, 2010

CHEMED CORPORATION AND
SUBSIDIARY COMPANIES

EX – 31.1
EX – 31.2
EX – 31.3
EX – 32.1
EX – 32.2
EX – 32.3
EX – 101.INS
EX – 101.SCH
EX – 101.CAL
EX – 101.LAB
EX – 101.PRE
EX – 101.DEF

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
CHEMED CORPORATION AND SUBSIDIARY COMPANIES
UNAUDITED CONSOLIDATED BALANCE SHEET
(in thousands, except share and per share data)

	June 30,	December 31,
	2010	2009
ASSETS
Current assets
Cash and cash equivalents	$109,080	$112,416
Accounts receivable less allowances of $13,808 (2009 - $12,595)	101,736	53,461
Inventories	7,978	7,543
Current deferred income taxes	14,453	13,701
Prepaid income taxes	351	749
Prepaid expenses	10,423	10,388
Total current assets	244,021	198,258
Investments of deferred compensation plans	26,282	24,158
Properties and equipment, at cost, less accumulated depreciation of $123,209 (2009 - $115,181)	78,437	75,358
Identifiable intangible assets less accumulated amortization of $26,582 (2009 - $25,349)	56,620	57,920
Goodwill	450,105	450,042
Other assets	10,498	13,734
Total Assets	$865,963	$819,470

LIABILITIES
Current liabilities
Accounts payable	$49,131	$52,071
Income taxes	4,783	63
Accrued insurance	34,729	35,161
Accrued compensation	41,613	34,662
Other current liabilities	11,669	14,127
Total current liabilities	141,925	136,084
Deferred income taxes	24,353	25,924
Long-term debt	155,608	152,127
Deferred compensation liabilities	25,374	23,637
Other liabilities	5,736	4,536
Total Liabilities	352,996	342,308

STOCKHOLDERS' EQUITY
Capital stock - authorized 80,000,000 shares $1 par; issued 30,202,452 shares (2009 - 29,890,628 shares)	30,202	29,891
Paid-in capital	351,672	335,890
Retained earnings	436,098	403,366
Treasury stock - 7,517,328 shares (2009 - 7,275,070 shares), at cost	(307,003)	(293,941)
Deferred compensation payable in Company stock	1,998	1,956
Total Stockholders' Equity	512,967	477,162
Total Liabilities and Stockholders' Equity	$865,963	$819,470

See accompanying notes to unaudited financial statements.

CHEMED CORPORATION AND SUBSIDIARY COMPANIES
UNAUDITED CONSOLIDATED STATEMENT OF INCOME
(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Service revenues and sales	$314,995	$295,255	$623,808	$590,193
Cost of services provided and goods sold (excluding depreciation)	223,702	207,337	442,839	414,350
Selling, general and administrative expenses	49,956	49,580	98,494	95,373
Depreciation	6,194	5,338	11,663	10,663
Amortization	1,287	1,618	2,511	3,154
Other operating expenses	-	3,444	-	3,989
Total costs and expenses	281,139	267,317	555,507	527,529
Income from operations	33,856	27,938	68,301	62,664
Interest expense	(2,999)	(3,142)	(5,951)	(5,986)
Other income--net	10	3,358	196	3,082
Income before income taxes	30,867	28,154	62,546	59,760
Income taxes	(12,012)	(10,904)	(24,333)	(23,171)
Net income	$18,855	$17,250	$38,213	$36,589

Earnings Per Share
Net income	$0.83	$0.77	$1.69	$1.63
Average number of shares outstanding	22,644	22,417	22,608	22,406

Diluted Earnings Per Share
Net income	$0.82	$0.76	$1.66	$1.61
Average number of shares outstanding	23,080	22,672	23,012	22,660

Cash Dividends Per Share	$0.12	$0.06	$0.24	$0.12

See accompanying notes to unaudited financial statements.

CHEMED CORPORATION AND SUBSIDIARY COMPANIES
UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOWS
(in thousands)

	Six Months Ended
	June 30,
	2010	2009
Cash Flows from Operating Activities
Net income	$38,213	$36,589
Adjustments to reconcile net income to net cash provided
by operating activities:
Depreciation and amortization	14,174	13,817
Provision for uncollectible accounts receivable	4,863	5,459
Stock option expense	4,397	4,485
Amortization of discount on convertible notes	3,481	3,253
Provision for deferred income taxes	(2,364)	317
Noncash long-term incentive compensation	1,580	-
Changes in operating assets and liabilities, excluding
amounts acquired in business combinations:
Increase in accounts receivable	(53,169)	(11,575)
Increase in inventories	(435)	(668)
Decrease/(increase) in prepaid expenses	(35)	902
Increase/(decrease) in accounts payable and other current liabilities	3,035	(4,005)
Increase/(decrease) in income taxes	6,902	(4,267)
Decrease/(increase) in other assets	(1,935)	2,264
Increase/(decrease) in other liabilities	2,938	(3,481)
Excess tax benefit on share-based compensation	(1,802)	(313)
Other sources	434	343
Net cash provided by operating activities	20,277	43,120
Cash Flows from Investing Activities
Capital expenditures	(11,942)	(8,136)
Proceeds from sales of property and equipment	89	1,496
Business combinations, net of cash acquired	(30)	(1,859)
Other uses	(286)	(475)
Net cash used by investing activities	(12,169)	(8,974)
Cash Flows from Financing Activities
Purchases of treasury stock	(10,125)	(526)
Dividends paid	(5,481)	(2,711)
Proceeds from issuance of capital stock	3,475	68
Excess tax benefit on share-based compensation	1,802	313
Decrease in cash overdrafts payable	(1,314)	(781)
Repayment of long-term debt	-	(9,599)
Net decrease in revolving line of credit	-	(8,200)
Other sources	199	294
Net cash used by financing activities	(11,444)	(21,142)
(Decrease)/Increase in Cash and Cash Equivalents	(3,336)	13,004
Cash and cash equivalents at beginning of year	112,416	3,628
Cash and cash equivalents at end of period	$109,080	$16,632

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

As of June 30, 2010, VITAS has approximately $7.6 million in unbilled revenue included in accounts receivable (December 31, 2009 - $9.9 million).  The unbilled revenue at VITAS relates to hospice programs currently undergoing focused medical reviews (“FMR”).  During FMR, surveyors working on behalf of the U.S. Federal government review certain patient files for compliance with Medicare regulations.  During the time the patient file is under review, we are unable to bill for care provided to those patients.  We make appropriate provisions to reduce our accounts receivable balance for potential denials of patient service revenue due to FMR activity.

We actively monitor each of our hospice programs, by provider number, as to their specific admission, discharge rate and median length of stay data in an attempt to determine whether they are likely to exceed the annual per-beneficiary Medicare cap (“Medicare cap”).  Should we determine that revenues for a program are likely to exceed the Medicare cap based on projected trends, we attempt to institute corrective action to influence the patient mix or to increase patient admissions.  However, should we project our corrective action will not prevent that program from exceeding its Medicare cap, we estimate the amount of revenue recognized during the period that will require repayment to the Federal government under the Medicare cap and record the amount as a reduction to patient revenue.  The Medicare cap measurement period is from September 29 through September 28 of the following year for admissions and from November 1 through October 31 of the following year for revenue.  During the three-month periods ended June 30, 2010 and 2009, we reversed $35,000 and $505,000, respectively of Medicare cap liability recorded during previous quarters due to improved admission trends.  For the six month period ended June 30, 2010, we reversed $1.8 million in Medicare cap liability recorded in the fourth quarter of 2009 for two programs’ projected liability for the 2010 measurement period.  For the six month period ended June 30, 2009, we reversed $235,000 for the 2009 measurement period.

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

3.      Segments
Service revenues and sales and after-tax earnings by business segment are as follows (in thousands):

		Three months ended		Six months ended
		June 30,		June 30,
		2010	2009	2010	2009
Service Revenues and Sales
VITAS		$226,638	$211,303	$449,578	$419,720
Roto-Rooter		88,357	83,952	174,230	170,473
	Total	$314,995	$295,255	$623,808	$590,193

After-tax Earnings
VITAS		$18,281	$17,122	$36,719	$34,292
Roto-Rooter		8,860	8,798	16,673	17,027
	Total	27,141	25,920	53,392	51,319
Corporate		(8,286)	(8,670)	(15,179)	(14,730)
	Net income	$18,855	$17,250	$38,213	$36,589

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

4.      Earnings per Share
Earnings per share are computed using the weighted average number of shares of capital stock outstanding.  Earnings and diluted earnings per share for 2010 and 2009 are computed as follows (in thousands, except per share data):

For the Three Months Ended June 30,	Net Income	Shares	Earnings per Share
2010
Earnings	$18,855	22,644	$0.83
Dilutive stock options	-	348
Nonvested stock awards	-	88
Diluted earnings	$18,855	23,080	$0.82

2009
Earnings	$17,250	22,417	$0.77
Dilutive stock options	-	214
Nonvested stock awards	-	41
Diluted earnings	$17,250	22,672	$0.76

For the Six Months Ended June 30,	Net Income	Shares	Earnings per Share
2010
Earnings	$38,213	22,608	$1.69
Dilutive stock options	-	319
Nonvested stock awards	-	85
Diluted earnings	$38,213	23,012	$1.66

2009
Earnings	$36,589	22,406	$1.63
Dilutive stock options	-	216
Nonvested stock awards	-	38
Diluted earnings	$36,589	22,660	$1.61

For the three and six-month periods ended June 30, 2010, 976,000 and 991,000 stock options, respectively were excluded from the computation of diluted earnings per share as their exercise prices were greater than the average market price for most of the period. For the three and six-month periods ended June 30, 2009, 1.8 million stock options were excluded from the computation of diluted earnings per share.

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

The following table provides examples of how changes in our stock price impact the number of shares that would be included in our diluted earnings per share calculation.  It also shows the impact on the number of shares issuable upon conversion of the Notes and settlement of the purchased call options and sold warrants:

	Shares				Incremental
	Underlying		Total Treasury	Shares Due	Shares Issued/
	1.875%		Method	to the Company	Received by the
Share	Convertible	Warrant	Incremental	under Notes	Company upon
Price	Notes	Shares	Shares (a)	Hedges	Conversion (b)
$80.73	11,398	-	11,398	(12,194)	(796)
$90.73	266,091	-	266,091	(284,657)	(18,566)
$100.73	470,215	-	470,215	(503,022)	(32,807)
$110.73	637,470	118,682	756,152	(681,947)	74,205
$120.73	777,018	314,621	1,091,639	(831,231)	260,408
$130.73	895,216	480,584	1,375,800	(957,676)	418,124

a)	Represents the number of incremental shares that must be included in the calculation of fully diluted shares under U.S. GAAP.
b)	Represents the number of incremental shares to be issued by the Company upon conversion of the 1.875% Convertible Notes, assuming concurrent settlement of the note hedges and warrants.

5.      Long-Term Debt
We are in compliance with all debt covenants as of June 30, 2010.  We have issued $28.3 million in standby letters of credit as of June 30, 2010 for insurance purposes.  Issued letters of credit reduce our available credit under the revolving credit agreement.  As of June 30, 2010, we have approximately $146.7 million of unused lines of credit available and eligible to be drawn down under our revolving credit facility, excluding the expansion feature.

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

The following amounts are included in our consolidated balance sheet related to the Notes:

	June 30, 2010	December 31, 2009
Principal amount of convertible debentures	$186,956	$186,956
Unamortized debt discount	(31,348)	(34,829)
Carrying amount of convertible debentures	$155,608	$152,127
Additional paid in capital (net of tax)	$31,310	$31,310

The following amounts comprise interest expense included in our consolidated income statement (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Cash interest expense	$1,083	$1,346	$2,153	$2,424
Non-cash amortization of debt discount	1,755	1,640	3,480	3,253
Amortization of debt costs	161	156	318	309
Total interest expense	$2,999	$3,142	$5,951	$5,986

The unamortized debt discount will be amortized using the effective interest method over the remaining life of the Notes.  The effective rate on the Notes after adoption of the standard is approximately 6.875%.

6.      Other Operating Expenses
For the three and six-month periods ended June 30, 2010, there were no other operating expenses recorded.  For the three and six-month periods ended June 30, 2009, we recorded pretax expenses of $3.4 million and $4.0 million, respectively, related to the costs of a contested proxy solicitation.

7.      Other Income -- Net
Other income -- net comprises the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Market value gains/(losses) on assets held in
deferred compensation trust	$(83)	$3,199	$105	$1,585
Gain on settlement of company-owned life insurance	-	-	-	1,211
Loss on disposal of property and equipment	(58)	(78)	(152)	(54)
Interest income	150	207	225	289
Other - net	1	30	18	51
Total other income	$10	$3,358	$196	$3,082

 8.      Stock-Based Compensation Plans
On May 17, 2010 the stockholders approved the adoption of the Company’s 2010 Stock Incentive Plan.  The Stock Incentive Plan authorizes the issuance or transfer of a maximum of 1,750,000 shares of capital stock pursuant to stock incentives granted to key employees of the Company.  Stock incentives granted under the Stock Plan may be in the form of options to purchase capital stock or in the form of capital stock awards.

In April 2010, we met the stock price target of our Long-Term Incentive Plan.  The stock price hurdle of $54.00 was achieved during 30 trading days out of a 60 day trading day period. On April 16, 2010, the Compensation/Incentive Committee of the Board of Directors (“CIC”) approved a stock grant of 27,900 shares and the related allocation to participants.  The pretax cost of the stock grant was $1.8 million.

On February 18, 2010, the CIC approved a grant of 47,896 shares of restricted stock to certain key employees.  The restricted shares cliff vest four years from the date of issuance.  The cumulative compensation expense related to the restricted stock award is $2.5 million and will be recognized ratably over the four-year vesting period.  We assumed no forfeitures in determining the cumulative compensation expense of the grant.

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

9.    Independent Contractor Operations
The Roto-Rooter segment sublicenses with sixty-one independent contractors to operate certain plumbing repair and drain cleaning businesses in lesser-populated areas of the United States and Canada.  We had notes receivable from our independent contractors as of June 30, 2010 totaling $1.2 million (December 31, 2009 -$1.3 million).  In most cases these loans are fully or partially secured by equipment owned by the contractor.  The interest rates on the loans range from zero to 8% per annum and the remaining terms of the loans range from two months to 5 years at June 30, 2010.  During the three months ended June 30, 2010, we recorded revenues of $5.6 million (2009 - $5.4 million) and pretax profits of $2.7 million (2009 - $2.4 million) from our independent contractors.  During the six months ended June 30, 2010, we recorded revenues of $11.2 million (2009 - $10.7 million) and pretax profits of $5.1 million (2009 - $4.7 million) from our independent contractors.

10.  Pension and Retirement Plans
All of the Company’s plans that provide retirement and similar benefits are defined contribution plans.  Expenses for the Company’s pension and profit-sharing plans, excess benefit plans and other similar plans were $2.2 million and $5.6 million for the three months ended June 30, 2010 and 2009, respectively. Expenses for the Company’s pension and profit-sharing plans, excess benefit plans and other similar plans were $4.7 million and $7.0 million for the six months ended June 30, 2010 and 2009, respectively.

11.  Legal and Regulatory Matters

Litigation
On March 1, 2010 Anthony Morangelli and Frank Ercole filed a class action lawsuit in federal district court for the Eastern District of New York seeking unpaid minimum wages and overtime service technician compensation from Roto-Rooter and Chemed.  They also seek payment of penalties, interest and plaintiffs’ attorney fees.  We contest these allegations.  In June 2010, the Court conditionally certified a nationwide class of service technicians, excluding those who signed dispute resolution agreements in which they agreed to arbitrate claims arising out of their employment.  There has been no final determination of the merits of collective treatment of the case.  The lawsuit is in its early stage and we are unable to estimate our potential liability, if any, with respect to these allegations.

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

12.      Related Party Agreement
VITAS has pharmacy services agreements ("Agreements") with Omnicare, Inc. and its subsidiaries (“OCR”) whereby OCR provides specified pharmacy services for VITAS and its hospice patients in geographical areas served by both VITAS and OCR.  The Agreements renew automatically for one-year terms.  Either party may cancel the Agreements at the end of any term by giving 90 days prior written notice.  VITAS made purchases from OCR of $8.9 million and $8.2 million for the three months ended June 30, 2010 and 2009, respectively.  VITAS made purchases from OCR of $17.5 million and $16.1 million for the six months ended June 30, 2010 and 2009, respectively.

 Mr. Joel F. Gemunder, President and Chief Executive Officer of OCR and Ms. Andrea Lindell are directors of both OCR and the Company. Mr. Kevin J. McNamara, President, Chief Executive Officer and a director of the Company, is a director emeritus of OCR.  We believe that the terms of the Agreements are no less favorable to VITAS than we could negotiate with an unrelated party.

13.  Cash Overdrafts Payable
Included in accounts payable at June 30, 2010 is cash overdrafts payable of $10.4 million (December 31, 2009 - $11.7 million).

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

The following shows the carrying value, fair value and the hierarchy for our financial instruments as of June 30, 2010 (in thousands):

		Fair Value Measure
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Mutual fund investments of deferred compensation plans held in trust	$26,282	$26,282	$-	$-
Long-term debt	155,608	172,701	-	-

For cash and cash equivalents, accounts receivable and accounts payable, the carrying amount is a reasonable estimate of fair value because of the liquidity and short-term nature of these instruments.

15.  Capital Stock Transactions
On April 26, 2007, our Board of Directors authorized a $150 million stock repurchase program.  On May 19, 2008, our Board of Directors authorized an additional $56 million to the April 2007 stock repurchase program.  For the quarter ended June 30, 2010, we repurchased 114,900 shares at a weighted average cost per share of $54.99 under the April 2007 program.  For the six months ended June 30, 2010, we repurchased 146,275 shares at a weighted average cost per share of $53.32. For the quarter and six months ended June 30, 2009 there was no stock repurchased.

16. Guarantor Subsidiaries
Our 1.875% Notes are fully and unconditionally guaranteed on an unsecured, jointly and severally liable basis by certain of our 100% owned subsidiaries. The following unaudited, condensed, consolidating financial data presents the composition of the parent company (Chemed), the guarantor subsidiaries and the non-guarantor subsidiaries as of June 30, 2010 and December 31, 2009 for the balance sheet, the three and six months ended June 30, 2010 and June 30, 2009 for the income statement and the six months ended June 30, 2010 and June 30, 2009 for the statement of cash flows (dollars in thousands):

June 30, 2010		Guarantor	Non-Guarantor	Consolidating
	Parent	Subsidiaries	Subsidiaries	Adjustments	Consolidated
ASSETS
Cash and cash equivalents	$105,276	$(1,238)	$5,042	$-	$109,080
Accounts receivable, less allowances	560	100,754	422	-	101,736
Intercompany receivables	-	149,823	-	(149,823)	-
Inventories	-	7,272	706	-	7,978
Current deferred income taxes	(962)	15,312	103	-	14,453
Prepaid income taxes	3,424	(2,939)	(134)	-	351
Prepaid expenses	1,047	9,326	50	-	10,423
Total current assets	109,345	278,310	6,189	(149,823)	244,021
Investments of deferred compensation plans	-	-	26,282	-	26,282
Properties and equipment, at cost, less accumulated depreciation	12,987	63,209	2,241	-	78,437
Identifiable intangible assets less accumulated amortization	-	56,620	-	-	56,620
Goodwill	-	445,644	4,461	-	450,105
Other assets	6,373	2,384	1,741	-	10,498
Investments in subsidiaries	677,384	17,356	-	(694,740)	-
Total assets	$806,089	$863,523	$40,914	$(844,563)	$865,963
LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable	$(970)	$49,646	$455	$-	$49,131
Intercompany payables	143,947	-	5,876	(149,823)	-
Income taxes	(969)	6,199	(447)	-	4,783
Accrued insurance	677	34,052	-	-	34,729
Accrued compensation	2,063	39,026	524	-	41,613
Other current liabilities	1,215	10,346	108	-	11,669
Total current liabilities	145,963	139,269	6,516	(149,823)	141,925
Deferred income taxes	(11,417)	43,452	(7,682)	-	24,353
Long-term debt	155,608	-	-	-	155,608
Deferred compensation liabilities	-	-	25,374	-	25,374
Other liabilities	2,968	2,327	441	-	5,736
Stockholders' equity	512,967	678,475	16,265	(694,740)	512,967
Total liabilities and stockholders' equity	$806,089	$863,523	$40,914	$(844,563)	$865,963

December 31, 2009		Guarantor	Non-Guarantor	Consolidating
	Parent	Subsidiaries	Subsidiaries	Adjustments	Consolidated
ASSETS
Cash and cash equivalents	$109,331	$(1,221)	$4,306	$-	$112,416
Accounts receivable, less allowances	618	52,303	540	-	53,461
Intercompany receivables	-	149,888	-	(149,888)	-
Inventories	-	7,009	534	-	7,543
Current deferred income taxes	(378)	14,048	31	-	13,701
Prepaid expenses	(2,457)	13,706	(112)	-	11,137
Total current assets	107,114	235,733	5,299	(149,888)	198,258
Investments of deferred compensation plans	-	-	24,158	-	24,158
Properties and equipment, at cost, less accumulated depreciation	10,309	62,912	2,137	-	75,358
Identifiable intangible assets less accumulated amortization	-	57,920	-	-	57,920
Goodwill	-	445,662	4,380	-	450,042
Other assets	11,190	2,232	312	-	13,734
Investments in subsidiaries	643,572	15,523	-	(659,095)	-
Total assets	$772,185	$819,982	$36,286	$(808,983)	$819,470
LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable	$(2,411)	$54,084	$398	$-	$52,071
Intercompany payables	147,744	-	2,144	(149,888)	-
Income taxes	(2,145)	2,159	49	-	63
Accrued insurance	1,231	33,930	-	-	35,161
Accrued compensation	4,235	30,020	407	-	34,662
Other current liabilities	1,643	11,367	1,117	-	14,127
Total current liabilities	150,297	131,560	4,115	(149,888)	136,084
Deferred income taxes	(10,549)	43,183	(6,710)	-	25,924
Long-term debt	152,127	-	-	-	152,127
Deferred compensation liabilities	-	-	23,637	-	23,637
Other liabilities	3,148	1,388	-	-	4,536
Stockholders' equity	477,162	643,851	15,244	(659,095)	477,162
Total liabilities and stockholders' equity	$772,185	$819,982	$36,286	$(808,983)	$819,470

For the three months ended June 30, 2010		Guarantor	Non-Guarantor	Consolidating
	Parent	Subsidiaries	Subsidiaries	Adjustments	Consolidated
Continuing Operations
Service revenues and sales	$-	$308,825	$6,170	$-	$314,995
Cost of services provided and goods sold	-	220,455	3,247	-	223,702
Selling, general and administrative expenses	6,508	42,302	1,146	-	49,956
Depreciation	244	5,749	201	-	6,194
Amortization	366	921	-	-	1,287
Total costs and expenses	7,118	269,427	4,594	-	281,139
Income/ (loss) from operations	(7,118)	39,398	1,576	-	33,856
Interest expense	(2,888)	(111)	-	-	(2,999)
Other (expense)/income - net	3,670	(3,562)	(98)	-	10
Income/ (loss) before income taxes	(6,336)	35,725	1,478	-	30,867
Income tax (provision)/ benefit	2,150	(13,567)	(595)	-	(12,012)
Equity in net income of subsidiaries	23,041	994	-	(24,035)	-
Net income	$18,855	$23,152	$883	$(24,035)	$18,855

For the three months ended June 30, 2009		Guarantor	Non-Guarantor	Consolidating
	Parent	Subsidiaries	Subsidiaries	Adjustments	Consolidated
Continuing Operations
Service revenues and sales	$-	$289,382	$5,873	$-	$295,255
Cost of services provided and goods sold	-	204,416	2,921	-	207,337
Selling, general and administrative expenses	5,783	39,586	4,211	-	49,580
Depreciation	148	5,016	174	-	5,338
Amortization	315	1,303	-	-	1,618
Other operating expenses	3,444	-	-	-	3,444
Total costs and expenses	9,690	250,321	7,306	-	267,317
Income/ (loss) from operations	(9,690)	39,061	(1,433)	-	27,938
Interest expense	(2,757)	(385)	-	-	(3,142)
Other income - net	106	38	3,214	-	3,358
Income/ (loss) before income taxes	(12,341)	38,714	1,781	-	28,154
Income tax (provision)/ benefit	4,148	(14,766)	(286)	-	(10,904)
Equity in net income of subsidiaries	25,443	1,295	-	(26,738)	-
Net income	$17,250	$25,243	$1,495	$(26,738)	$17,250

For the six months ended June 30, 2010		Guarantor	Non-Guarantor	Consolidating
	Parent	Subsidiaries	Subsidiaries	Adjustments	Consolidated
Continuing Operations
Service revenues and sales	$-	$611,827	$11,981	$-	$623,808
Cost of services provided and goods sold	-	436,655	6,184	-	442,839
Selling, general and administrative expenses	12,206	83,619	2,669	-	98,494
Depreciation	380	10,882	401	-	11,663
Amortization	696	1,815	-	-	2,511
Total costs and expenses	13,282	532,971	9,254	-	555,507
Income/ (loss) from operations	(13,282)	78,856	2,727	-	68,301
Interest expense	(5,739)	(212)	-	-	(5,951)
Other (expense)/income - net	7,291	(7,199)	104	-	196
Income/ (loss) before income taxes	(11,730)	71,445	2,831	-	62,546
Income tax (provision)/ benefit	3,894	(27,106)	(1,121)	-	(24,333)
Equity in net income of subsidiaries	46,049	1,820	-	(47,869)	-
Net income	$38,213	$46,159	$1,710	$(47,869)	$38,213

For the six months ended June 30, 2009		Guarantor	Non-Guarantor	Consolidating
	Parent	Subsidiaries	Subsidiaries	Adjustments	Consolidated
Continuing Operations
Service revenues and sales	$-	$578,521	$11,672	$-	$590,193
Cost of services provided and goods sold	-	408,445	5,905	-	414,350
Selling, general and administrative expenses	11,268	79,978	4,127	-	95,373
Depreciation	299	10,023	341	-	10,663
Amortization	590	2,564	-	-	3,154
Other operating expenses	3,989	-	-	-	3,989
Total costs and expenses	16,146	501,010	10,373	-	527,529
Income/ (loss) from operations	(16,146)	77,511	1,299	-	62,664
Interest (expense)/income	(5,527)	(465)	6	-	(5,986)
Other (expense)/income - net	490	(239)	2,831	-	3,082
Income/ (loss) before income taxes	(21,183)	76,807	4,136	-	59,760
Income tax (provision)/ benefit	7,418	(29,216)	(1,373)	-	(23,171)
Equity in net income of subsidiaries	50,354	2,900	-	(53,254)	-
Net income	$36,589	$50,491	$2,763	$(53,254)	$36,589

For the six months ended June 30, 2010		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Consolidated
Cash Flow from Operating Activities:
Net cash provided/(used) by operating activities	$(3,737)	$24,585	$(571)	$20,277
Cash Flow from Investing Activities:
Capital expenditures	(10)	(11,454)	(478)	(11,942)
Business combinations, net of cash acquired	-	83	6	89
Proceeds from sale of property and equipment	-	(30)	-	(30)
Other uses - net	(89)	(171)	(26)	(286)
Net cash used by investing activities	(99)	(11,572)	(498)	(12,169)
Cash Flow from Financing Activities:
Change in cash overdrafts payable	1,338	(2,652)	-	(1,314)
Change in intercompany accounts	9,830	(11,478)	1,648	-
Dividends paid to shareholders	(5,481)	-	-	(5,481)
Purchases of treasury stock	(10,083)	-	(42)	(10,125)
Proceeds from exercise of stock options	3,475	-	-	3,475
Realized excess tax benefit on share based compensation	702	1,100	-	1,802
Other sources - net	-	-	199	199
Net cash provided/ (used) by financing activities	(219)	(13,030)	1,805	(11,444)
Net increase/(decrease) in cash and cash equivalents	(4,055)	(17)	736	(3,336)
Cash and cash equivalents at beginning of year	109,331	(1,221)	4,306	112,416
Cash and cash equivalents at end of period	$105,276	$(1,238)	$5,042	$109,080

For the six months ended June 30, 2009		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Consolidated
Cash Flow from Operating Activities:
Net cash provided/(used) by operating activities	$(7,802)	$49,192	$1,730	$43,120
Cash Flow from Investing Activities:
Capital expenditures	(13)	(7,912)	(211)	(8,136)
Business combinations, net of cash acquired	-	(1,859)	-	(1,859)
Proceeds from sale of property and equipment	1,280	216	-	1,496
Other uses - net	(365)	(110)	-	(475)
Net cash provided/(used) by investing activities	902	(9,665)	(211)	(8,974)
Cash Flow from Financing Activities:
Change in cash overdrafts payable	1,242	(2,023)	-	(781)
Change in intercompany accounts	39,429	(37,625)	(1,804)	-
Dividends paid to shareholders	(2,711)	-	-	(2,711)
Purchases of treasury stock	(526)	-	-	(526)
Proceeds from exercise of stock options	68	-	-	68
Realized excess tax benefit on share based compensation	313	-	-	313
Repayment of long-term debt	(17,700)	(99)	-	(17,799)
Other sources/(uses) - net	(93)	148	239	294
Net cash provided/ (used) by financing activities	20,022	(39,599)	(1,565)	(21,142)
Net increase/(decrease) in cash and cash equivalents	13,122	(72)	(46)	13,004
Cash and cash equivalents at beginning of year	65	202	3,361	3,628
Cash and cash equivalents at end of period	$13,187	$130	$3,315	$16,632

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Summary
We operate through our two wholly owned subsidiaries, VITAS Healthcare Corporation and Roto-Rooter Group, Inc.  VITAS focuses on hospice care that helps make terminally ill patients’ final days as comfortable as possible.  Through its teams of doctors, nurses, home health aides, social workers, clergy and volunteers, VITAS provides direct medical services to patients, as well as spiritual and emotional counseling to both patients and their families.  Roto-Rooter’s services are focused on providing plumbing and drain cleaning services to both residential and commercial customers.  Through its network of company-owned branches, independent contractors and franchisees, Roto-Rooter offers plumbing and drain cleaning service to over 90% of the U.S. population.

The following is a summary of the key operating results for the three and six months ended June 30, 2010 and 2009 (in thousands except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Service revenues and sales	$314,995	$295,255	$623,808	$590,193
Net income	$18,855	$17,250	$38,213	$36,589
Diluted EPS	$0.82	$0.76	$1.66	$1.61
Adjusted EBITDA*	$44,887	$43,650	$87,957	$85,874
Adjusted EBITDA as a % of revenue	14.3%	14.8%	14.1%	14.6%

*See pages 27 - 28 for reconciliation to GAAP measures.

For the three months ended June 30, 2010, the increase in consolidated service revenues and sales was driven by a 7.3% increase at VITAS while Roto-Rooter revenues increased by 5.2%.  The increase in service revenues at VITAS was a result of increased average daily census (“ADC”) of 5.6%, driven by an increase in admissions of 4.2%, combined with Medicare price increases of approximately 1.3%.  Roto-Rooter was driven by an approximate 6.0% price and mix shift increase offset by a 0.7% decrease in job count. Consolidated net income increased 9.3% mainly as a result of the increase in revenues and lower corporate expenses due to the 2009 costs associated with the contested proxy solicitation.  Diluted EPS increased as the result of increased earnings.  Adjusted earnings before interest, taxes, depreciation and amortization (“EBITDA”) increased 2.8% from the second quarter of 2009 to the second quarter of 2010.

For the six months ended June 30, 2010, the increase in consolidated service revenues and sales was driven by a 7.1% increase at VITAS and a 2.2% increase at Roto-Rooter.  The increase in service revenues at VITAS was a result of increased average daily census (“ADC”) of 5.3%, driven by an increase in admissions of 4.5%, combined with Medicare price increases of approximately 1.3%.  Roto-Rooter was driven by an approximate 6.3% price and mix shift increase offset by a 4.0% decrease in job count. Consolidated net income increased 4.4% over prior year.  Diluted EPS increased as a result of increased earnings.  Adjusted earnings before interest, taxes, depreciation and amortization (“EBITDA”) increased 2.4% for the six month period ended June 30, 2010 compared to the same period in 2009.

EBITDA and Adjusted EBITDA are not measures derived in accordance with GAAP and exclude components that are important to understanding our financial performance.  We use Adjusted EBITDA as a measure of earnings for our LTIP awards.  We provide EBITDA and Adjusted EBITDA to help readers evaluate our operating results, compare our operating performance with that of similar companies that have different capital structures and help evaluate our ability to meet future debt service, capital expenditure and working capital requirements.  Our EBITDA and Adjusted EBITDA should not be considered in isolation or as a substitute for comparable measures presented in accordance with GAAP.  A reconciliation of our net income to our Adjusted EBITDA is presented on pages 27 - 28.

VITAS expects to achieve full-year 2010 revenue growth, prior to Medicare cap, of 6.0% to 7.0%.  Admissions are estimated to increase 3.0% to 4.0%.  Adjusted EBITDA margin prior to Medicare cap is estimated to be 15.0% to 15.5%.  Roto-Rooter expects full-year 2010 revenue growth of 4.0% to 4.5%.  The revenue estimate is a result of increased pricing of 3.0%, a favorable mix shift to higher revenue jobs, offset by a job count decline estimated at 2.0% to 4.0%.  Adjusted EBITDA margin for 2010 is estimated to be in the range of 17.5% to 18.0%.  We anticipate that our operating income and cash flows will be sufficient to operate our businesses and meet any commitments for the foreseeable future.

Financial Condition
Liquidity and Capital Resources
Material changes in the balance sheet accounts from December 31, 2009 to June 30, 2010 include the following:

•	A $48.3 million increase in accounts receivable primarily at VITAS, related to timing of Medicare payments and refund of overpayments from prior years.
•	A $4.7 million increase in income taxes payable, related to timing of payments.

 Net cash provided by operating activities decreased $22.8 million due primarily to the increase in accounts receivable, partially offset by a decrease in accounts payable and other current liabilities.  Management continually evaluates cash utilization alternatives, including share repurchase, debt repurchase, acquisitions and increased dividends to determine the most beneficial use of available capital resources.

We have issued $28.3 million in standby letters of credit as of June 30, 2010, for insurance purposes.  Issued letters of credit reduce our available credit under the revolving credit agreement.  As of June 30, 2010, we have approximately $146.7 million of unused lines of credit available and eligible to be drawn down under our revolving credit facility, excluding the expansion feature. Management believes its liquidity and sources of capital are satisfactory for the Company’s needs in the foreseeable future.

Commitments and Contingencies
Collectively, the terms of our credit agreements require us to meet various financial covenants, to be tested quarterly.  In connection therewith, we are in compliance with all financial and other debt covenants as of June 30, 2010 and anticipate remaining in compliance throughout 2010.

On March 1, 2010 Anthony Morangelli and Frank Ercole filed a class action lawsuit in federal district court for the Eastern District of New York seeking unpaid minimum wages and overtime service technician compensation from Roto-Rooter and Chemed.  They also seek payment of penalties, interest and Plaintiffs’ attorney fees.  We contest these allegations.  In June 2010, the Court conditionally certified a nationwide class of service technicians, excluding those who signed dispute resolution agreements in which they agreed to arbitrate claims arising out of their employment.  There has been no final determination of the merits of collective treatment of the case.  The lawsuit is in its early stage and we are unable to estimate our potential liability, if any with respect to these allegations.

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

Results of Operations
Three months ended June 30, 2010 versus  2009 - Consolidated Results

Our service revenues and sales for the second quarter of 2010 increased 6.7% versus services and sales revenues for the second quarter of 2009.  Of this increase, $15.3 million was attributable to VITAS and $4.4 million was attributable to Roto-Rooter.  The following chart shows the components of those changes (dollar amounts in thousands):

		Increase/(Decrease)
		Amount	Percent
VITAS
	Routine homecare	11,506	7.6%
	Continuous care	1,977	5.6%
	General inpatient	2,322	9.8%
	Medicare cap	(470)	-93.1%
Roto-Rooter
	Plumbing	4,039	10.6%
	Drain cleaning	(245)	-0.7%
	Other	611	5.1%
	Total	$19,740	6.7%

The increase in VITAS’ revenues for the second quarter of 2010 versus the second quarter of 2009 was a result of increased ADC of 5.6% driven by an increase in admissions of 4.2%, combined with Medicare reimbursement rate increases of approximately 1.3%.  The ADC increase was driven by a 5.5% increase in routine homecare, an increase of 9.9% in general inpatient and a 3.0% increase in continuous care. In excess of 90% of VITAS’ service revenues for the period were from Medicare and Medicaid.

The increase in plumbing revenues for the second quarter of 2010 versus 2009 is attributable to a 6.4% increase in the average price per job and a 4.5% increase in the number of jobs performed.  The increase in the plumbing price per job was a combination of increased pricing and favorable job mix shift to more expensive jobs such as excavation.  Our excavation job count increased by 18.2% compared to 2009.  Drain cleaning revenues for the second quarter of 2010 versus 2009 reflect a 3.2% decline in the number of jobs, while the average price per job increased 2.5%.  The increase in other revenues is attributable to an increase in our independent contractor operations and an increase in product sales.

The consolidated gross margin was 29.0% in the second quarter of 2010 as compared with 29.8% in the second quarter of 2009.  On a segment basis, VITAS’ gross margin was 22.7% in the second quarter of 2010 and 23.3% in the second quarter of 2009.  The decrease in VITAS’ gross margin is attributable to higher labor costs for admissions and Medicare compliance personnel and the opening of inpatient units which carry significant one time start-up costs as capacity begins to ramp-up.  The Roto-Rooter segment’s gross margin was 45.2% for the second quarter of 2010 as compared with 46.2% for the second quarter of 2009.  The decrease in Roto-Rooter’s gross margin was attributable to continued mix shift to excavation which has higher revenue per job but a slightly lower gross margin percentage per job as well as an unfavorable adjustment to casualty insurance.

Selling, general and administrative expenses ("SG&A") for the second quarter of 2010 and 2009 comprise (in thousands):

	2010	2009
SG&A expenses before long-term incentive
compensation and the impact of market gains and
losses of deferred compensation plans	48,240	46,381
Long-term incentive compensation	1,799	-
Impact of market value gains/(losses) on liabilities
held in deferred compensation trusts	(83)	3,199
Total SG&A expenses	$49,956	$49,580

Normal salary increases and revenue related expense increases between periods account for the change in SG&A from $46.4 million in the second quarter of 2009 to $48.2 million in the second quarter of 2010.

Depreciation expense increased $856,000 to $6.2 million in the second quarter of 2010 due to the installation of patient capture software at our VITAS segment.

Other income for the second quarter of 2010 and 2009 comprise (in thousands):

	2010	2009
Interest income	150	207
Market value gains/(losses) on assets held in deferred
compensation trusts	(83)	3,199
Loss on disposal of property and equipment	(58)	(78)
Other	1	30
Total other income	$10	$3,358

Our effective income tax rate of 38.9% in the second quarter of 2010 was essentially flat with the second quarter of 2009.

Net income for both periods included the following after-tax items/adjustments that increased/ (reduced) after-tax earnings (in thousands):

	2010	2009
VITAS
Costs associated with the OIG investigation	$(74)	$(53)
Roto-Rooter
Costs of class action lawsuit	(63)	-
Corporate
Stock option expense	(1,484)	(1,544)
Long-term incentive compensation	(1,124)	-
Noncash interest expense related to accounting for
conversion feature of the convertible notes	(1,068)	(987)
Expenses of contested proxy solicitation	-	(2,180)
Impact of non-deductible losses and non-taxable gains on
investments held in deferred compensation trusts	-	20
Total	$(3,813)	$(4,744)

Three months ended June 30, 2010 versus 2009 - Segment Results

The change in after-tax earnings for the second quarter of 2010 versus the second quarter of 2009 is due to (dollars in thousands):

	Increase/(Decrease)
	Amount	Percent
VITAS	$1,159	6.8%
Roto-Rooter	62	0.7%
Corporate	384	4.4%
	$1,605	9.3%

Six months ended June 30, 2010 versus  2009 - Consolidated Results

Our service revenues and sales for the first six months of 2010 increased 5.7% versus services and sales revenues for the first six months of 2009.  Of this increase, $29.8 million was attributable to VITAS and $3.8 million was attributable to Roto-Rooter.  The following chart shows the components of those changes (dollars in thousands):

		Increase/(Decrease)
		Amount	Percent
VITAS
	Routine homecare	$21,678	7.2%
	Continuous care	5,060	7.3%
	General inpatient	3,522	7.2%
	Medicare cap	1,548	658.7%
	BNAF	(1,950)	-100.0%
Roto-Rooter
	Plumbing	5,167	6.8%
	Drain cleaning	(2,188)	-3.1%
	Other	778	3.2%
	Total	$33,615	5.7%

The increase in VITAS’ revenues for the first six months of 2010 versus the first six months of 2009 was a result of increased ADC of 5.3% driven by an increase in admissions of 4.5%, combined with Medicare reimbursement rate increases of approximately 1.3%.  The ADC increase was driven by a 5.3% increase in routine homecare, an increase of 7.6% in general inpatient and a 4.8% increase in continuous care. In excess of 90% of VITAS’ service revenues for the period were from Medicare and Medicaid.

The increase in plumbing revenues for the first six months of 2010 versus 2009 is attributable to a 7.8% increase in the average price per job and a 0.5% decrease in the number of jobs performed.  The increase in the plumbing price per job was a combination of increased pricing and favorable job mix shift to more expensive jobs such as excavation.  Our excavation job count increased by 15.5% compared to 2009.  Drain cleaning revenues for the first six months of 2010 versus 2009 reflect a 5.7% decline in the number of jobs, while the average price per job increased 2.7%.  The increase in other revenues is attributable to an increase in our independent contractor operations and an increase in product sales.

The consolidated gross margin was 29.0% in the first six months of 2010 as compared with 29.8% in the first six months of 2009.  On a segment basis, VITAS’ gross margin was 22.7% in the first six months of 2010 and 23.3% in the first six months of 2009.  The decrease in VITAS’ gross margin is attributable to higher labor costs for admissions and Medicare compliance personnel and the opening of inpatient units which carry significant one time start-up costs as capacity begins to ramp-up. The Roto-Rooter segment’s gross margin was 45.2% for the first six months of 2010 as compared with 45.7% for the first six months of 2009.  The decrease in Roto-Rooter’s gross margin is attributable to continued mix shift to excavation which has higher revenue per job but slightly lower gross margin percentage per job.

Selling, general and administrative expenses ("SG&A") for the six months of 2010 and 2009 comprise (in thousands):

	2010	2009
SG&A expenses before long-term incentive
compensation and the impact of market gains and
losses of deferred compensation plans	$96,590	$93,788
Long-term incentive compensation	1,799	-
Impact of market value gains/(losses) on liabilities
held in deferred compensation trusts	105	1,585
Total SG&A expenses	$98,494	$95,373

Normal salary increases and revenue related expense increases between periods account for the change in SG&A from $93.8 million for the first six months of 2009 to $96.6 million of the first six months of 2010.

Depreciation expense increased $1.0 million in the first six months of 2010 to $11.7 million due to the installation of patient capture software at our VITAS segment.

Other income for the first six months of 2010 and 2009 comprise (in thousands):

	2010	2009
Interest income	225	289
Market value gains/(losses) on assets held in deferred
compensation trusts	105	1,585
Loss on disposal of property and equipment	(152)	(54)
Non-taxable income from certain investments held
deferred compensation trusts	-	1,211
Other	18	51
Total other income	$196	$3,082

Our effective income tax rate of 38.9% in the first six months of 2010 was essentially flat with the first six months of 2009.

Net income for both periods included the following after-tax items/adjustments that increased/ (reduced) after-tax earnings (in thousands):

	2010	2009
VITAS
Costs associated with the OIG investigation	$(173)	$(61)
Roto-Rooter
Costs of class action lawsuit	(63)	-
Corporate
Stock option expense	(2,782)	(2,836)
Long-term incentive compensation	(1,124)	-
Noncash interest expense related to accounting for
conversion feature of the convertible notes	(2,115)	(1,955)
Expenses of contested proxy solicitation	-	(2,525)
Impact of non-deductible losses and non-taxable gains on
investments held in deferred compensation trusts	-	756
Total	$(6,257)	$(6,621)

Six months ended June 30, 2010 versus 2009 - Segment Results

The change in after-tax earnings for the first six months of 2010 versus the first six months of 2009 is due to (dollars in thousands):

	Increase/(Decrease)
	Amount	Percent
VITAS	$2,427	7.1%
Roto-Rooter	(354)	-2.1%
Corporate	(449)	-3.0%
	$1,624	4.4%

CHEMED CORPORATION AND SUBSIDIARY COMPANIES
CONSOLIDATING STATEMENT OF INCOME
FOR THE THREE MONTHS ENDED JUNE 30, 2010
(in thousands)(unaudited)

2010 (a)	VITAS	Roto-Rooter	Corporate	Chemed Consolidated
Service revenues and sales	$226,638	$88,357	$-	$314,995
Cost of services provided and goods sold	175,257	48,445	-	223,702
Selling, general and administrative expenses	18,404	24,192	7,360	49,956
Depreciation	4,103	1,950	141	6,194
Amortization	788	132	367	1,287
Total costs and expenses	198,552	74,719	7,868	281,139
Income/(loss) from operations	28,086	13,638	(7,868)	33,856
Interest expense	(48)	(64)	(2,887)	(2,999)
Intercompany interest income/(expense)	1,350	773	(2,123)	-
Other income/(expense)—net	45	14	(49)	10
Income/(loss) before income taxes	29,433	14,361	(12,927)	30,867
Income taxes	(11,152)	(5,501)	4,641	(12,012)
Net income/(loss)	$18,281	$8,860	$(8,286)	$18,855

(a) The following amounts are included in net income (in thousands):

	VITAS	Roto-Rooter	Corporate	Chemed Consolidated
Pretax benefit/(cost):
Stock option expense	$-	$-	$(2,346)	$(2,346)
Long-term incentive compensation	-	-	(1,799)	(1,799)
Noncash impact of accounting for convertible debt	-	-	(1,688)	(1,688)
Expenses of class action lawsuit	-	(105)	-	(105)
Expenses incurred in connection with the Office of Inspector
General investigation	(118)	-	-	(118)
Total	$(118)	$(105)	$(5,833)	$(6,056)

	VITAS	Roto-Rooter	Corporate	Consolidated
After-tax benefit/(cost):
Stock option expense	$-	$-	$(1,484)	$(1,484)
Long-term incentive compensation	-	-	(1,124)	(1,124)
Noncash impact of accounting for convertible debt	-	-	(1,068)	(1,068)
Expenses of class action lawsuit	-	(63)	-	(63)
Expenses incurred in connection with the Office of Inspector
General investigation	(74)	-	-	(74)
Total	$(74)	$(63)	$(3,676)	$(3,813)

CHEMED CORPORATION AND SUBSIDIARY COMPANIES
CONSOLIDATING STATEMENT OF INCOME
FOR THE THREE MONTHS ENDED JUNE 30, 2009
(in thousands)(unaudited)

				Chemed
	VITAS	Roto-Rooter	Corporate	Consolidated
2009 (a)
Service revenues and sales	$211,303	$83,952	$-	$295,255
Cost of services provided and goods sold	162,175	45,162	-	207,337
Selling, general and administrative expenses	17,877	22,844	8,859	49,580
Depreciation	3,256	2,035	47	5,338
Amortization	1,187	117	314	1,618
Other operating expenses	-	-	3,444	3,444
Total costs and expenses	184,495	70,158	12,664	267,317
Income/(loss) from operations	26,808	13,794	(12,664)	27,938
Interest expense	(326)	(59)	(2,757)	(3,142)
Intercompany interest income/(expense)	1,023	581	(1,604)	-
Other income-net	123	6	3,229	3,358
Income/(loss) before income taxes	27,628	14,322	(13,796)	28,154
Income taxes	(10,506)	(5,524)	5,126	(10,904)
Net income/(loss)	$17,122	$8,798	$(8,670)	$17,250

(a) The following amounts are included in net income (in thousands):

	VITAS	Roto-Rooter	Corporate	Chemed Consolidated
Pretax benefit/(cost):
Stock option expense	$-	$-	$(2,443)	$(2,443)
Noncash impact of accounting for convertible debt	-	-	(1,561)	(1,561)
Expenses associated with contested proxy solicitation	-	-	(3,444)	(3,444)
Expenses incurred in connection with the Office of Inspector
General investigation	(86)	-	-	(86)
Total	$(86)	$-	$(7,448)	$(7,534)

	VITAS	Roto-Rooter	Corporate	Consolidated
After-tax benefit/(cost):
Stock option expense	$-	$-	$(1,544)	$(1,544)
Noncash impact of accounting for convertible debt	-	-	(987)	(987)
Income tax impact of nondeductible losses on investments
held in deferred compensation trusts	-	-	20	20
Expenses associated with contested proxy solicitation	-	-	(2,180)	(2,180)
Expenses incurred in connection with the Office of Inspector
General investigation	(53)	-	-	(53)
Total	$(53)	$-	$(4,691)	$(4,744)

CHEMED CORPORATION AND SUBSIDIARY COMPANIES
CONSOLIDATING STATEMENT OF INCOME
FOR THE SIX MONTHS ENDED JUNE 30, 2010
(in thousands)(unaudited)

				Chemed
	VITAS	Roto-Rooter	Corporate	Consolidated
2010 (a)
Service revenues and sales	$449,578	$174,230	$-	$623,808
Cost of services provided and goods sold	347,350	95,489	-	442,839
Selling, general and administrative expenses	36,550	48,950	12,994	98,494
Depreciation	7,587	3,901	175	11,663
Amortization	1,559	255	697	2,511
Total costs and expenses	393,046	148,595	13,866	555,507
Income/(loss) from operations	56,532	25,635	(13,866)	68,301
Interest expense	(80)	(132)	(5,739)	(5,951)
Intercompany interest income/(expense)	2,639	1,475	(4,114)	-
Other income/(expense)—net	6	24	166	196
Income/(loss) before income taxes	59,097	27,002	(23,553)	62,546
Income taxes	(22,378)	(10,329)	8,374	(24,333)
Net income/(loss)	$36,719	$16,673	$(15,179)	$38,213

(a) The following amounts are included in net income (in thousands):
	VITAS	Roto-Rooter	Corporate	Chemed Consolidated
Pretax benefit/(cost):
Stock option expense	$-	$-	$(4,397)	$(4,397)
Long-term incentive compensation	-	-	(1,799)	(1,799)
Noncash impact of accounting for convertible debt	-	-	(3,343)	(3,343)
Expenses of class action lawsuit	-	(105)	-	(105)
Expenses incurred in connection with the Office of Inspector
General investigation	(278)	-	-	(278)
Total	$(278)	$(105)	$(9,539)	$(9,922)

	VITAS	Roto-Rooter	Corporate	Consolidated
After-tax benefit/(cost):
Stock option expense	$-	$-	$(2,782)	$(2,782)
Long-term incentive compensation	-	-	(1,124)	(1,124)
Noncash impact of accounting for convertible debt	-	-	(2,115)	(2,115)
Expenses of class action lawsuit	-	(63)	-	(63)
Expenses incurred in connection with the Office of Inspector
General investigation	(173)	-	-	(173)
Total	$(173)	$(63)	$(6,021)	$(6,257)

CHEMED CORPORATION AND SUBSIDIARY COMPANIES
CONSOLIDATING STATEMENT OF INCOME
FOR THE SIX MONTHS ENDED JUNE 30, 2009
(in thousands)(unaudited)
	VITAS	Roto-Rooter	Corporate	Chemed Consolidated
2009 (a)
Service revenues and sales	$419,720	$170,473	$-	$590,193
Cost of services provided and goods sold	321,807	92,543	-	414,350
Selling, general and administrative expenses	35,423	47,219	12,731	95,373
Depreciation	6,475	4,089	99	10,663
Amortization	2,358	206	590	3,154
Other operating expenses	-	-	3,989	3,989
Total costs and expenses	366,063	144,057	17,409	527,529
Income/(loss) from operations	53,657	26,416	(17,409)	62,664
Interest expense	(365)	(94)	(5,527)	(5,986)
Intercompany interest income/(expense)	1,913	1,117	(3,030)	-
Other income-net	120	122	2,840	3,082
Income/(loss) before income taxes	55,325	27,561	(23,126)	59,760
Income taxes	(21,033)	(10,534)	8,396	(23,171)
Net income/(loss)	$34,292	$17,027	$(14,730)	$36,589

(a) The following amounts are included in net income (in thousands):
	VITAS	Roto-Rooter	Corporate	Chemed Consolidated
Pretax benefit/(cost):
Stock option expense	$-	$-	$(4,485)	$(4,485)
Noncash impact of accounting for convertible debt	-	-	(3,091)	(3,091)
Non-taxable income on certain investments held in deferred
compensation trusts	-	-	1,211	1,211
Expenses associated with contested proxy solicitation	-	-	(3,989)	(3,989)
Expenses incurred in connection with the Office of Inspector
General investigation	(99)	-	-	(99)
Total	$(99)	$-	$(10,354)	$(10,453)

	VITAS	Roto-Rooter	Corporate	Consolidated
After-tax benefit/(cost):
Stock option expense	$-	$-	$(2,836)	$(2,836)
Noncash impact of accounting for convertible debt	-	-	(1,955)	(1,955)
Non-taxable income on certain investments held in deferred
compensation trusts	-	-	1,211	1,211
Income tax impact of nondeductible losses on investments
held in deferred compensation trusts	-	-	(455)	(455)
Expenses associated with contested proxy solicitation	-	-	(2,525)	(2,525)
Expenses incurred in connection with the Office of Inspector
General investigation	(61)	-	-	(61)
Total	$(61)	$-	$(6,560)	$(6,621)

Consolidating Summary and Reconciliation of Adjusted EBITDA

Chemed Corporation and Subsidiary Companies
(in thousands)				Chemed
For the three months ended June 30, 2010	VITAS	Roto-Rooter	Corporate	Consolidated

Net income/(loss)	$18,281	$8,860	$(8,286)	$18,855
Add/(deduct):
Interest expense	48	64	2,887	2,999
Income taxes	11,152	5,501	(4,641)	12,012
Depreciation	4,103	1,950	141	6,194
Amortization	788	132	367	1,287
EBITDA	34,372	16,507	(9,532)	41,347
Add/(deduct):
Legal expenses of OIG investigation	118	-	-	118
Stock option expense	-	-	2,346	2,346
Advertising cost adjustment	-	(678)	-	(678)
Expenses of class action litigation	-	105	-	105
Long-term incentive compensation	-	-	1,799	1,799
Interest income	(90)	(25)	(35)	(150)
Intercompany interest income/(expense)	(1,350)	(773)	2,123	-
Adjusted EBITDA	$33,050	$15,136	$(3,299)	$44,887

				Chemed
For the three months ended June 30, 2009	VITAS	Roto-Rooter	Corporate	Consolidated

Net income/(loss)	$17,122	$8,798	$(8,670)	$17,250
Add/(deduct):
Interest expense	326	59	2,757	3,142
Income taxes	10,506	5,524	(5,126)	10,904
Depreciation	3,256	2,035	47	5,338
Amortization	1,187	117	314	1,618
EBITDA	32,397	16,533	(10,678)	38,252
Add/(deduct):
Expenses associated with contested proxy solicitation	-	-	3,444	3,444
Legal expenses of OIG investigation	86	-	-	86
Stock option expense	-	-	2,443	2,443
Advertising cost adjustment	-	(368)	-	(368)
Interest income	(149)	(18)	(40)	(207)
Intercompany interest income/(expense)	(1,023)	(581)	1,604	-
Adjusted EBITDA	$31,311	$15,566	$(3,227)	$43,650

Consolidating Summary and Reconciliation of Adjusted EBITDA

Chemed Corporation and Subsidiary Companies
(in thousands)				Chemed
For the six months ended June 30, 2010	VITAS	Roto-Rooter	Corporate	Consolidated

Net income/(loss)	$36,719	$16,673	$(15,179)	$38,213
Add/(deduct):
Interest expense	80	132	5,739	5,951
Income taxes	22,378	10,329	(8,374)	24,333
Depreciation	7,587	3,901	175	11,663
Amortization	1,559	255	697	2,511
EBITDA	68,323	31,290	(16,942)	82,671
Add/(deduct):
Legal expenses of OIG investigation	278	-	-	278
Stock option expense	-	-	4,397	4,397
Advertising cost adjustment	-	(1,068)	-	(1,068)
Expenses of class action litigation	-	105	-	105
Long-term incentive compensation	-	-	1,799	1,799
Interest income	(135)	(27)	(63)	(225)
Intercompany interest income/(expense)	(2,639)	(1,475)	4,114	-
Adjusted EBITDA	$65,827	$28,825	$(6,695)	$87,957

				Chemed
For the six months ended June 30, 2009	VITAS	Roto-Rooter	Corporate	Consolidated

Net income/(loss)	$34,292	$17,027	$(14,730)	$36,589
Add/(deduct):
Interest expense	365	94	5,527	5,986
Income taxes	21,033	10,534	(8,396)	23,171
Depreciation	6,475	4,089	99	10,663
Amortization	2,358	206	590	3,154
EBITDA	64,523	31,950	(16,910)	79,563
Add/(deduct):
Non-taxable income from certain investments held in
deferred compensation trusts	-	-	(1,211)	(1,211)
Expenses associated with contested proxy solicitation	-	-	3,989	3,989
Legal expenses of OIG investigation	99	-	-	99
Stock option expense	-	-	4,485	4,485
Advertising cost adjustment	-	(762)	-	(762)
Interest income	(197)	(36)	(56)	(289)
Intercompany interest income/(expense)	(1,913)	(1,117)	3,030	-
Adjusted EBITDA	$62,512	$30,035	$(6,673)	$85,874

CHEMED CORPORATION AND SUBSIDIARY COMPANIES
OPERATING STATISTICS FOR VITAS SEGMENT
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
OPERATING STATISTICS	2010	2009	2010	2009
Net revenue ($000)
Homecare	$163,512	$152,006	$320,738	$299,060
Inpatient	25,989	23,667	52,281	48,759
Continuous care	37,102	35,125	74,776	69,716
Total before Medicare cap allowance and 2008 BNAF	$226,603	$210,798	$447,795	$417,535
Estimated BNAF	-	-	-	1,950
Medicare cap allowance	35	505	1,783	235
Total	$226,638	$211,303	$449,578	$419,720
Net revenue as a percent of total
before Medicare cap allowance
Homecare	72.1%	72.1%	71.6%	71.6%
Inpatient	11.5	11.2	11.7	11.7
Continuous care	16.4	16.7	16.7	16.7
Total before Medicare cap allowance and 2008 BNAF	100.0	100.0	100.0	100.0
Estimated BNAF	-	-	-	0.5
Medicare cap allowance	-	0.2	0.4	-
Total	100.0%	100.2%	100.4%	100.5%
Average daily census (days)
Homecare	8,345	7,668	8,229	7,573
Nursing home	3,223	3,292	3,193	3,277
Routine homecare	11,568	10,960	11,422	10,850
Inpatient	433	394	438	407
Continuous care	583	566	594	567
Total	12,584	11,920	12,454	11,824

Total Admissions	14,423	13,840	29,267	28,008
Total Discharges	14,132	13,740	28,685	27,605
Average length of stay (days)	77.4	73.4	76.6	75.0
Median length of stay (days)	14.0	14.0	14.0	14.0
ADC by major diagnosis
Neurological	32.8%	32.8%	32.8%	32.7%
Cancer	18.1	19.2	18.5	19.3
Cardio	12.0	12.1	11.9	12.2
Respiratory	6.5	6.6	6.6	6.6
Other	30.6	29.3	30.2	29.2
Total	100.0%	100.0%	100.0%	100.0%
Admissions by major diagnosis
Neurological	18.5%	17.3%	18.6%	17.9%
Cancer	33.8	35.4	33.8	34.9
Cardio	11.2	11.9	11.4	12.1
Respiratory	8.5	7.7	8.5	7.8
Other	28.0	27.7	27.7	27.3
Total	100.0%	100.0%	100.0%	100.0%
Direct patient care margins
Routine homecare	52.5%	52.1%	51.9%	51.9%
Inpatient	12.3	16.6	13.7	17.1
Continuous care	21.2	20.2	21.0	20.2
Homecare margin drivers (dollars per patient day)
Labor costs	$52.52	$51.83	$53.21	$52.32
Drug costs	7.67	7.71	7.72	7.68
Home medical equipment	6.66	6.82	6.80	6.75
Medical supplies	2.46	2.36	2.45	2.32
Inpatient margin drivers (dollars per patient day)
Labor costs	$301.81	$282.46	$294.27	$276.96
Continuous care margin drivers (dollars per patient day)
Labor costs	$530.05	$522.27	$528.23	$521.79
Bad debt expense as a percent of revenues	0.9%	1.1%	0.9%	1.1%
Accounts receivable --
Days of revenue outstanding- excluding unapplied Medicare payments	42.3	55.9	n.a.	n.a.
Days of revenue outstanding- including unapplied Medicare payments	34.1	36.7	n.a.	n.a.

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

Item 3.    Quantitative and Qualitative Disclosures about Market Risk
Our primary market risk exposure relates to interest rate risk exposure through variable interest rate borrowings.  At June 30, 2010, we had no variable rate debt outstanding.  At June 30, 2010, the fair value of the Notes approximates $172.7 million which have a face value of $187.0 million.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Item 2(c). Purchases of Equity Securities by Issuer and Affiliated Purchasers

The following table shows the activity related to our share repurchase programs for the first six months of  2010:

		Weighted	Cumulative Shares	Dollar Amount
	Total Number	Average	Repurchased	Remaining
	of Shares	Price Paid Per	Under	Under
	Repurchased	Share	the Program	The Program

April 2007 Program
January 1 through January 31, 2010	31,375	$47.17	1,736,972	$51,718,696
February 1 through February 29, 2010	-	$-	1,736,972	$51,718,696
March 1 through March 31, 2010	-	$-	1,736,972	$51,718,696

First Quarter Total - April 2007 Program	31,375	$47.17

April 1 through April 30, 2010	-	$-	1,736,972	$51,718,696
May 1 through May 31, 2010	38,492	$53.70	1,775,464	$49,651,677
June 1 through June 30, 2010	76,408	$55.65	1,851,872	$45,399,865

Second Quarter Total - April 2007 Program	114,900	$54.99

On April 26, 2007, our Board of Directors authorized a $150 million share repurchase plan with no expiration date.
On May 20, 2008 our Board of Directors authorized an additional $56 million under the April 2007 Program.

Item 3.    Defaults Upon Senior Securities

None

Item 4.    Submission of Matters to a Vote of Security Holders

Removed and reserved

Item 5.    Other Information

None

Item 6.    Exhibits

Exhibit No.	Description

31.1	Certification by Kevin J. McNamara pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act of 1934.

31.2	Certification by David P. Williams pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act of 1934.

31.3	Certification by Arthur V. Tucker, Jr. pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act of 1934.

32.1	Certification by Kevin J. McNamara pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by David P. Williams pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.3	Certification by Arthur V. Tucker, Jr. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Document

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Chemed Corporation
(Registrant)

Dated:	July 30, 2010	By:	Kevin J. McNamara
Kevin J. McNamara
(President and Chief Executive Officer)

Dated:	July 30, 2010	By:	David P. Williams
David P. Williams
(Executive Vice President and Chief Financial Officer)

Dated:	July 30, 2010	By:	Arthur V. Tucker, Jr.
Arthur V. Tucker, Jr.
(Vice President and Controller)