Form 10-Q
period 2010-09-30
CHEMED CORP
filed 2010-11-03
CIK 19584

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)

X	Quarterly Report Under Section 13 or 15 (d) of the Securities Exchange Act of 1934 For the Quarterly Period Ended September 30, 2010

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
Large accelerated filer	X	Accelerated filer	Non-accelerated filer	Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes	No	X

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Amount	Date

Capital Stock $1 Par Value	22,792,430 Shares	September 30, 2010

CHEMED CORPORATION AND
SUBSIDIARY COMPANIES

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
CHEMED CORPORATION AND SUBSIDIARY COMPANIES
UNAUDITED CONSOLIDATED BALANCE SHEET
(in thousands, except share and per share data)

	September 30,	December 31,
	2010	2009
ASSETS
Current assets
Cash and cash equivalents	$137,457	$112,416
Accounts receivable less allowances of $13,815 (2009 - $12,595)	105,686	53,461
Inventories	7,951	7,543
Current deferred income taxes	14,650	13,701
Prepaid income taxes	337	749
Prepaid expenses	9,925	10,388
Total current assets	276,006	198,258
Investments of deferred compensation plans	26,022	24,158
Properties and equipment, at cost, less accumulated depreciation of $127,848 (2009 - $115,181)	78,982	75,358
Identifiable intangible assets less accumulated amortization of $27,101 (2009 - $25,349)	56,097	57,920
Goodwill	450,095	450,042
Other assets	11,190	13,734
Total Assets	$898,392	$819,470

LIABILITIES
Current liabilities
Accounts payable	$52,552	$52,071
Income taxes	4,575	63
Accrued insurance	34,320	35,161
Accrued compensation	45,183	34,662
Other current liabilities	15,637	14,127
Total current liabilities	152,267	136,084
Deferred income taxes	23,045	25,924
Long-term debt	157,392	152,127
Deferred compensation liabilities	25,508	23,637
Other liabilities	6,624	4,536
Total Liabilities	364,836	342,308

STOCKHOLDERS' EQUITY
Capital stock - authorized 80,000,000 shares $1 par; issued 30,207,002 shares (2009 - 29,890,628 shares)	30,207	29,891
Paid-in capital	354,473	335,890
Retained earnings	453,886	403,366
Treasury stock - 7,515,127 shares (2009 - 7,275,070 shares), at cost	(306,977)	(293,941)
Deferred compensation payable in Company stock	1,967	1,956
Total Stockholders' Equity	533,556	477,162
Total Liabilities and Stockholders' Equity	$898,392	$819,470

See accompanying notes to unaudited financial statements.

CHEMED CORPORATION AND SUBSIDIARY COMPANIES
UNAUDITED CONSOLIDATED STATEMENT OF INCOME
(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Service revenues and sales	$320,451	$296,794	$944,259	$886,987
Cost of services provided and goods sold (excluding depreciation)	227,915	208,888	670,754	623,238
Selling, general and administrative expenses	48,200	48,148	146,694	143,521
Depreciation	6,385	5,361	18,048	16,024
Amortization	1,196	1,611	3,707	4,765
Other operating expenses	-	-	-	3,989
Total costs and expenses	283,696	264,008	839,203	791,537
Income from operations	36,755	32,786	105,056	95,450
Interest expense	(2,995)	(2,853)	(8,946)	(8,839)
Other income--net	222	1,733	418	4,815
Income before income taxes	33,982	31,666	96,528	91,426
Income taxes	(12,994)	(12,456)	(37,327)	(35,627)
Net income	$20,988	$19,210	$59,201	$55,799

Earnings Per Share
Net income	$0.93	$0.86	$2.62	$2.49
Average number of shares outstanding	22,597	22,461	22,604	22,425

Diluted Earnings Per Share
Net income	$0.91	$0.84	$2.57	$2.46
Average number of shares outstanding	22,996	22,744	23,006	22,679

Cash Dividends Per Share	$0.14	$0.12	$0.38	$0.24

See accompanying notes to unaudited financial statements.

CHEMED CORPORATION AND SUBSIDIARY COMPANIES
UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOWS
(in thousands)

	Nine Months Ended
	September 30,
	2010	2009
Cash Flows from Operating Activities
Net income	$59,201	$55,799
Adjustments to reconcile net income to net cash provided
by operating activities:
Depreciation and amortization	21,755	20,789
Provision for uncollectible accounts receivable	7,248	8,297
Stock option expense	6,365	6,699
Amortization of discount on convertible notes	5,265	4,921
Provision for deferred income taxes	(3,886)	(1,336)
Noncash long-term incentive compensation	1,580	-
Changes in operating assets and liabilities, excluding
amounts acquired in business combinations:
Increase in accounts receivable	(59,528)	(16,936)
Increase in inventories	(408)	(499)
Decrease in prepaid expenses	463	1,406
Increase/(decrease) in accounts payable and other current liabilities	12,479	(4,584)
Increase in income taxes	6,729	8,657
Increase in other assets	(2,180)	(103)
Increase/(decrease) in other liabilities	3,960	(1,632)
Excess tax benefit on share-based compensation	(1,823)	(1,519)
Other sources	770	588
Net cash provided by operating activities	57,990	80,547
Cash Flows from Investing Activities
Capital expenditures	(19,107)	(14,471)
Proceeds from sales of property and equipment	182	1,519
Business combinations, net of cash acquired	(30)	(1,859)
Other uses	(630)	(950)
Net cash used by investing activities	(19,585)	(15,761)
Cash Flows from Financing Activities
Purchases of treasury stock	(10,140)	(1,684)
Dividends paid	(8,682)	(5,429)
Proceeds from issuance of capital stock	3,632	486
Excess tax benefit on share-based compensation	1,823	1,519
Changes in cash overdrafts payable	(184)	943
Repayment of long-term debt	-	(14,599)
Net decrease in revolving line of credit	-	(8,200)
Other sources	187	597
Net cash used by financing activities	(13,364)	(26,367)
Increase in Cash and Cash Equivalents	25,041	38,419
Cash and cash equivalents at beginning of year	112,416	3,628
Cash and cash equivalents at end of period	$137,457	$42,047

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

As of September 30, 2010, VITAS has approximately $5.6 million in unbilled revenue included in accounts receivable (December 31, 2009 - $9.9 million).  The unbilled revenue at VITAS relates to hospice programs currently undergoing focused medical reviews (“FMR”).  During FMR, surveyors working on behalf of the U.S. Federal government review certain patient files for compliance with Medicare regulations.  During the time the patient file is under review, we are unable to bill for care provided to those patients.  We make appropriate provisions to reduce our accounts receivable balance for potential denials of patient service revenue due to FMR activity.

We actively monitor each of our hospice programs, by provider number, as to their specific admission, discharge rate and median length of stay data in an attempt to determine whether they are likely to exceed the annual per-beneficiary Medicare cap (“Medicare cap”).  Should we determine that revenues for a program are likely to exceed the Medicare cap based on projected trends, we attempt to institute corrective action to influence the patient mix or to increase patient admissions.  However, should we project our corrective action will not prevent that program from exceeding its Medicare cap, we estimate the amount of revenue recognized during the period that will require repayment to the Federal government under the Medicare cap and record the amount as a reduction to patient revenue.  The Medicare cap measurement period is from September 29 through September 28 of the following year for admissions and from November 1 through October 31 of the following year for revenue.  During the three-month period ended September 30, 2010 we recorded $117,000 for one small program’s projected Medicare cap liability for the 2010 measurement period.  For the nine month period ended September 30, 2010, we reversed $1.7 million, net in Medicare cap liability for amounts recorded in the fourth quarter of 2009 for two programs’ projected 2010 measurement period liability.  For the three-month period ended September 30, 2009, we recorded $43,000 in Medicare cap liability related to a retroactive billing for 2006.  For the nine month period ended September 30, 2009, we reversed $235,000 for the 2009 measurement period offset by $43,000 in Medicare cap liability related to a retroactive billing for 2006.

The U.S. government revises hospice reimbursement rates on an annual basis using the Hospice Wage Index (HWI) and the Consumer Price Index plus a phase out of the Budget Neutrality Adjustment Factor (BNAF).  The HWI is geographically adjusted to reflect local differences in wages.  The BNAF is a portion of inflation calculated in prior years that is being phased out over a seven year period.  In August 2008, the U.S. government announced a 25% reduction in the BNAF for its fiscal 2009 (October 2008 through September 2009) pursuant to a three year phase-out of the BNAF.  The February 2009 American Recovery and Reinvestment Act mandated a one year delay in the BNAF phase-out.  In August 2009, the Centers for Medicare and Medicaid Services (CMS) revised the phase-out schedule of the BNAF.  CMS reduced the price increase in hospice reimbursement by 10% of the BNAF effective October 1, 2009.  The remaining 90% of the BNAF will be phased out over the next nine years by revising the October 1 reimbursement adjustment by 15% of the original BNAF inflation factor.  Based upon this revised schedule, 100% of the BNAF will be eliminated on October 1, 2015.  As a result, included in the nine months ended September 30, 2009 results, is $1.95 million of revenue for the retroactive price increase related to services provided by VITAS in the fourth quarter of 2008.

3.      Segments
Service revenues and sales and after-tax earnings by business segment are as follows (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2010	2009	2010	2009
Service Revenues and Sales
VITAS	$233,964	$217,067	$683,542	$636,787
Roto-Rooter	86,487	79,727	260,717	250,200
Total	$320,451	$296,794	$944,259	$886,987

After-tax Earnings
VITAS	$19,803	$18,148	$56,523	$52,442
Roto-Rooter	7,747	7,935	24,420	24,962
Total	27,550	26,083	80,943	77,404
Corporate	(6,562)	(6,873)	(21,742)	(21,605)
Net income	$20,988	$19,210	$59,201	$55,799

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

4.      Earnings per Share
Earnings per share are computed using the weighted average number of shares of capital stock outstanding.  Earnings and diluted earnings per share for 2010 and 2009 are computed as follows (in thousands, except per share data):
For the Three Months Ended September 30,	Net Income	Shares	Earnings per Share
2010
Earnings	$20,988	22,597	$0.93
Dilutive stock options	-	304
Nonvested stock awards	-	95
Diluted earnings	$20,988	22,996	$0.91

2009
Earnings	$19,210	22,461	$0.86
Dilutive stock options	-	227
Nonvested stock awards	-	56
Diluted earnings	$19,210	22,744	$0.84

For the Nine Months Ended September 30,	Net Income	Shares	Earnings per Share
2010
Earnings	$59,201	22,604	$2.62
Dilutive stock options	-	314
Nonvested stock awards	-	88
Diluted earnings	$59,201	23,006	$2.57

2009
Earnings	$55,799	22,425	$2.49
Dilutive stock options	-	212
Nonvested stock awards	-	42
Diluted earnings	$55,799	22,679	$2.46

For the three and nine-month periods ended September 30, 2010, 990,000 and 986,000 stock options, respectively were excluded from the computation of diluted earnings per share as their exercise prices were greater than the average market price for most of the period. For the three and nine-month periods ended September 30, 2009, 1.3 million and 1.7 million stock options were excluded from the computation of diluted earnings per share.

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

The following table provides examples of how changes in our stock price impact the number of shares that would be included in our diluted earnings per share calculation.  It also shows the impact on the number of shares issuable upon conversion of the Notes and settlement of the purchased call options and sold warrants:

	Shares		Total Treasury	Shares Due	Incremental
	Underlying 1.875%		Method	to the Company	Shares Issued/
Share	Convertible	Warrant	Incremental	under Notes	(Received) by the Company
Price	Notes	Shares	Shares (a)	Hedges	upon Conversion (b)
$80.73	15,037	-	15,037	(16,087)	(1,050)
$90.73	270,280	-	270,280	(289,138)	(18,858)
$100.73	474,844	-	474,844	(507,974)	(33,130)
$110.73	642,460	119,123	761,583	(687,285)	74,298
$120.73	782,309	315,790	1,098,099	(836,891)	261,208
$130.73	900,763	482,369	1,383,132	(963,610)	419,522

a)	Represents the number of incremental shares that must be included in the calculation of fully diluted shares under U.S. GAAP.
b)	Represents the number of incremental shares to be issued by the Company upon conversion of the 1.875% Convertible Notes, assuming concurrent settlement of the note hedges and warrants.

5.      Long-Term Debt
We are in compliance with all debt covenants as of September 30, 2010.  We have issued $28.2 million in standby letters of credit as of September 30, 2010 for insurance purposes.  Issued letters of credit reduce our available credit under the revolving credit agreement.  As of September 30, 2010, we have approximately $146.8 million of unused lines of credit available and eligible to be drawn down under our revolving credit facility, excluding the $100 million expansion feature.

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

The following amounts are included in our consolidated balance sheet related to the Notes:

	September 30, 2010	December 31, 2009
Principal amount of convertible debentures	$186,956	$186,956
Unamortized debt discount	(29,564)	(34,829)
Carrying amount of convertible debentures	$157,392	$152,127
Additional paid in capital (net of tax)	$31,310	$31,310

The following amounts comprise interest expense included in our consolidated income statement (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Cash interest expense	$1,044	$1,014	$3,198	$3,438
Non-cash amortization of debt discount	1,785	1,668	5,265	4,921
Amortization of debt costs	166	171	483	480
Total interest expense	$2,995	$2,853	$8,946	$8,839

The unamortized debt discount will be amortized using the effective interest method over the remaining life of the Notes.  The effective rate on the Notes after adoption of the standard is approximately 6.875%.

6.      Other Operating Expenses
For the nine-month period of 2009, we recorded pretax expenses of $4.0 million related to the costs of a contested proxy solicitation.  There were no other operating expenses for any other period presented.

7.      Other Income -- Net
Other income -- net comprises the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Market value gains on assets held in
deferred compensation trust	$243	$1,789	$348	$3,374
Gain on settlement of company-owned life insurance	-	-	-	1,211
Loss on disposal of property and equipment	(141)	(159)	(293)	(213)
Interest income	109	86	334	375
Other - net	11	17	29	68
Total other income	$222	$1,733	$418	$4,815

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

9.    Independent Contractor Operations
The Roto-Rooter segment sublicenses with sixty-one independent contractors to operate certain plumbing repair and drain cleaning businesses in lesser-populated areas of the United States and Canada.  We had notes receivable from our independent contractors as of September 30, 2010 totaling $1.2 million (December 31, 2009 -$1.3 million).  In most cases these loans are fully or partially secured by equipment owned by the contractor.  The interest rates on the loans range from zero to 8% per annum and the remaining terms of the loans range from two months to 5 years at September 30, 2010.  During the three months ended September 30, 2010, we recorded revenues of $5.5 million (2009 - $5.3 million) and pretax profits of $2.5 million (2009 - $2.4 million) from our independent contractors.  During the nine months ended September 30, 2010, we recorded revenues of $16.7 million (2009 - $16.0 million) and pretax profits of $7.6 million (2009 - $7.1 million) from our independent contractors.

10.  Pension and Retirement Plans
All of the Company’s plans that provide retirement and similar benefits are defined contribution plans.  Expenses for the Company’s pension and profit-sharing plans, excess benefit plans and other similar plans were $2.3 million and $4.3 million for the three months ended September 30, 2010 and 2009, respectively. Expenses for the Company’s pension and profit-sharing plans, excess benefit plans and other similar plans were $7.0 million and $11.3 million for the nine months ended September 30, 2010 and 2009, respectively.

11.   Legal and Regulatory Matters

Litigation
On March 1, 2010 Anthony Morangelli and Frank Ercole filed a class action lawsuit in federal district court for the Eastern District of New York seeking unpaid minimum wages and overtime service technician compensation from     Roto-Rooter and Chemed.  They also seek payment of penalties, interest and plaintiffs’ attorney fees.  We contest these allegations.  In September 2010, the Court conditionally certified a nationwide class of service technicians, excluding those who signed dispute resolution agreements in which they agreed to arbitrate claims arising out of their employment.  There has been no final determination of the merits of collective treatment of the case.  The lawsuit is in its early stage and we are unable to estimate our potential liability, if any, with respect to these allegations.

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

In May 2009, VITAS received an administrative subpoena from the U.S. Department of Justice requesting VITAS deliver to the OIG documents, patient records, and policy and procedure manuals for headquarters and its Texas programs concerning hospice services provided for the period January 1, 2003 to the date of the letter.  In August 2009, the OIG selected medical records for 59 past and current patients from a Texas program for review.   In February 2010, VITAS received a companion civil investigative demand (“CID”) from the state of Texas Attorney General’s Office, seeking related documents. In September 2010, it received a second CID and a second administrative subpoena seeking related documents.  Based on the early stage of the investigation and the limited information we have at this time, we cannot predict the outcome of this investigation.  We believe that we are in material compliance with Medicare and Medicaid rules and regulations applicable to hospice providers.

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

12.   Related Party Agreement
VITAS has pharmacy services agreements ("Agreements") with Omnicare, Inc. and its subsidiaries (“OCR”) whereby OCR provides specified pharmacy services for VITAS and its hospice patients in geographical areas served by both VITAS and OCR.  The Agreements renew automatically for one-year terms.  Either party may cancel the Agreements at the end of any term by giving 90 days prior written notice.  VITAS made purchases from OCR of $9.0 million and $8.5 million for the three months ended September 30, 2010 and 2009, respectively.  VITAS made purchases from OCR of $26.5 million and $24.6 million for the nine months ended September 30, 2010 and 2009, respectively.

Mr. Joel Gemunder retired as President and CEO of OCR during the third quarter of 2010 and is a director of the Company.  Ms. Andrea Lindell is a director of both OCR and the Company. Mr. Kevin J. McNamara, President, Chief Executive Officer and a director of the Company, is a director emeritus of OCR.  We believe that the terms of the Agreements are no less favorable to VITAS than we could negotiate with an unrelated party.

13.  Cash Overdrafts Payable
Included in accounts payable at September 30, 2010 is cash overdrafts payable of $11.5 million (December 31, 2009 - $11.7 million).

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

The following shows the carrying value, fair value and the hierarchy for our financial instruments as of September 30, 2010 (in thousands):

		Fair Value Measure
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Mutual fund investments of deferred compensation plans held in trust	$26,022	$26,022	$-	$-
Long-term debt	157,392	181,114	-	-

For cash and cash equivalents, accounts receivable and accounts payable, the carrying amount is a reasonable estimate of fair value because of the liquidity and short-term nature of these instruments.

15.  Capital Stock Transactions
On April 26, 2007, our Board of Directors authorized a $150 million stock repurchase program.  On May 19, 2008, our Board of Directors authorized an additional $56 million to the April 2007 stock repurchase program.  For the quarter ended September 30, 2010, there were no shares repurchased.  For the nine months ended September 30, 2010, we repurchased 146,275 shares at a weighted average cost per share of $53.32. For the quarter and nine months ended September 30, 2009 we repurchased no stock.

16.  Guarantor Subsidiaries
Our 1.875% Notes are fully and unconditionally guaranteed on an unsecured, jointly and severally liable basis by certain of our 100% owned subsidiaries.  The following unaudited, condensed, consolidating financial data presents the composition of the parent company (Chemed), the guarantor subsidiaries and the non-guarantor subsidiaries as of September 30, 2010 and December 31, 2009 for the balance sheet, the three and nine months ended September 30, 2010 and September 30, 2009 for the income statement and the nine months ended September 30, 2010  and  September 30, 2009 for the statement of cash flows (dollars in thousands):

September 30, 2010		Guarantor	Non-Guarantor	Consolidating
	Parent	Subsidiaries	Subsidiaries	Adjustments	Consolidated
ASSETS
Cash and cash equivalents	$131,776	$314	$5,367	$-	$137,457
Accounts receivable, less allowances	913	104,115	658	-	105,686
Intercompany receivables	-	175,204	-	(175,204)	-
Inventories	-	7,301	650	-	7,951
Current deferred income taxes	(1,164)	15,680	134	-	14,650
Prepaid income taxes	4,109	(3,490)	(282)	-	337
Prepaid expenses	946	8,811	168	-	9,925
Total current assets	136,580	307,935	6,695	(175,204)	276,006
Investments of deferred compensation plans	-	-	26,022	-	26,022
Properties and equipment, at cost, less accumulated depreciation	12,747	63,983	2,252	-	78,982
Identifiable intangible assets less accumulated amortization	-	56,097	-	-	56,097
Goodwill	-	445,639	4,456	-	450,095
Other assets	6,204	2,729	2,257	-	11,190
Investments in subsidiaries	696,578	18,261	-	(714,839)	-
Total assets	$852,109	$894,644	$41,682	$(890,043)	$898,392
LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable	$(1,725)	$53,857	$420	$-	$52,552
Intercompany payables	169,942	-	5,262	(175,204)	-
Income taxes	(4,848)	8,791	632	-	4,575
Accrued insurance	666	33,654	-	-	34,320
Accrued compensation	3,064	41,632	487	-	45,183
Other current liabilities	3,084	12,433	120	-	15,637
Total current liabilities	170,183	150,367	6,921	(175,204)	152,267
Deferred income taxes	(11,958)	43,473	(8,470)	-	23,045
Long-term debt	157,392	-	-	-	157,392
Deferred compensation liabilities	-	-	25,508	-	25,508
Other liabilities	2,936	3,212	476	-	6,624
Stockholders' equity	533,556	697,592	17,247	(714,839)	533,556
Total liabilities and stockholders' equity	$852,109	$894,644	$41,682	$(890,043)	$898,392

December 31, 2009		Guarantor	Non-Guarantor	Consolidating
	Parent	Subsidiaries	Subsidiaries	Adjustments	Consolidated
ASSETS
Cash and cash equivalents	$109,331	$(1,221)	$4,306	$-	$112,416
Accounts receivable, less allowances	618	52,303	540	-	53,461
Intercompany receivables	-	149,888	-	(149,888)	-
Inventories	-	7,009	534	-	7,543
Current deferred income taxes	(378)	14,048	31	-	13,701
Prepaid expenses	(2,457)	13,706	(112)	-	11,137
Total current assets	107,114	235,733	5,299	(149,888)	198,258
Investments of deferred compensation plans	-	-	24,158	-	24,158
Properties and equipment, at cost, less accumulated depreciation	10,309	62,912	2,137	-	75,358
Identifiable intangible assets less accumulated amortization	-	57,920	-	-	57,920
Goodwill	-	445,662	4,380	-	450,042
Other assets	11,190	2,232	312	-	13,734
Investments in subsidiaries	643,572	15,523	-	(659,095)	-
Total assets	$772,185	$819,982	$36,286	$(808,983)	$819,470
LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable	$(2,411)	$54,084	$398	$-	$52,071
Intercompany payables	147,744	-	2,144	(149,888)	-
Income taxes	(2,145)	2,159	49	-	63
Accrued insurance	1,231	33,930	-	-	35,161
Accrued compensation	4,235	30,020	407	-	34,662
Other current liabilities	1,643	11,367	1,117	-	14,127
Total current liabilities	150,297	131,560	4,115	(149,888)	136,084
Deferred income taxes	(10,549)	43,183	(6,710)	-	25,924
Long-term debt	152,127	-	-	-	152,127
Deferred compensation liabilities	-	-	23,637	-	23,637
Other liabilities	3,148	1,388	-	-	4,536
Stockholders' equity	477,162	643,851	15,244	(659,095)	477,162
Total liabilities and stockholders' equity	$772,185	$819,982	$36,286	$(808,983)	$819,470

For the three months ended September 30, 2010		Guarantor	Non-Guarantor	Consolidating
	Parent	Subsidiaries	Subsidiaries	Adjustments	Consolidated
Continuing Operations
Service revenues and sales	$-	$313,787	$6,664	$-	$320,451
Cost of services provided and goods sold (excluding depreciation)	-	224,316	3,599	-	227,915
Selling, general and administrative expenses	5,134	41,648	1,418	-	48,200
Depreciation	241	5,945	199	-	6,385
Amortization	370	826	-	-	1,196
Total costs and expenses	5,745	272,735	5,216	-	283,696
Income/ (loss) from operations	(5,745)	41,052	1,448	-	36,755
Interest expense	(2,893)	(102)	-	-	(2,995)
Other (expense)/income - net	3,889	(3,902)	235	-	222
Income/ (loss) before income taxes	(4,749)	37,048	1,683	-	33,982
Income tax (provision)/ benefit	1,498	(13,859)	(633)	-	(12,994)
Equity in net income of subsidiaries	24,239	1,005	-	(25,244)	-
Net income	$20,988	$24,194	$1,050	$(25,244)	$20,988

For the three months ended September 30, 2009		Guarantor	Non-Guarantor	Consolidating
	Parent	Subsidiaries	Subsidiaries	Adjustments	Consolidated
Continuing Operations
Service revenues and sales	$-	$291,121	$5,673	$-	$296,794
Cost of services provided and goods sold (excluding depreciation)	-	205,940	2,948	-	208,888
Selling, general and administrative expenses	5,568	39,721	2,859	-	48,148
Depreciation	166	5,016	179	-	5,361
Amortization	315	1,296	-	-	1,611
Total costs and expenses	6,049	251,973	5,986	-	264,008
Income/ (loss) from operations	(6,049)	39,148	(313)	-	32,786
Interest expense	(2,759)	(94)	-	-	(2,853)
Other income - net	1,188	(1,271)	1,816	-	1,733
Income/ (loss) before income taxes	(7,620)	37,783	1,503	-	31,666
Income tax (provision)/ benefit	2,452	(14,317)	(591)	-	(12,456)
Equity in net income of subsidiaries	24,378	903	-	(25,281)	-
Net income	$19,210	$24,369	$912	$(25,281)	$19,210

For the nine months ended September 30, 2010		Guarantor	Non-Guarantor	Consolidating
	Parent	Subsidiaries	Subsidiaries	Adjustments	Consolidated
Continuing Operations
Service revenues and sales	$-	$925,614	$18,645	$-	$944,259
Cost of services provided and goods sold (excluding depreciation)	-	660,971	9,783	-	670,754
Selling, general and administrative expenses	17,340	125,267	4,087	-	146,694
Depreciation	621	16,827	600	-	18,048
Amortization	1,066	2,641	-	-	3,707
Total costs and expenses	19,027	805,706	14,470	-	839,203
Income/ (loss) from operations	(19,027)	119,908	4,175	-	105,056
Interest expense	(8,632)	(314)	-	-	(8,946)
Other (expense)/income - net	11,180	(11,101)	339	-	418
Income/ (loss) before income taxes	(16,479)	108,493	4,514	-	96,528
Income tax (provision)/ benefit	5,392	(40,965)	(1,754)	-	(37,327)
Equity in net income of subsidiaries	70,288	2,825	-	(73,113)	-
Net income	$59,201	$70,353	$2,760	$(73,113)	$59,201

For the nine months ended September 30, 2009		Guarantor	Non-Guarantor	Consolidating
	Parent	Subsidiaries	Subsidiaries	Adjustments	Consolidated
Continuing Operations
Service revenues and sales	$-	$869,642	$17,345	$-	$886,987
Cost of services provided and goods sold (excluding depreciation)	-	614,385	8,853	-	623,238
Selling, general and administrative expenses	16,836	119,699	6,986	-	143,521
Depreciation	465	15,039	520	-	16,024
Amortization	905	3,860	-	-	4,765
Other operating expenses	3,989	-	-	-	3,989
Total costs and expenses	22,195	752,983	16,359	-	791,537
Income/ (loss) from operations	(22,195)	116,659	986	-	95,450
Interest (expense)/income	(8,286)	(559)	6	-	(8,839)
Other (expense)/income - net	1,678	(1,510)	4,647	-	4,815
Income/ (loss) before income taxes	(28,803)	114,590	5,639	-	91,426
Income tax (provision)/ benefit	9,870	(43,533)	(1,964)	-	(35,627)
Equity in net income of subsidiaries	74,732	3,803	-	(78,535)	-
Net income	$55,799	$74,860	$3,675	$(78,535)	$55,799

For the nine months ended September 30, 2010		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Consolidated
Cash Flow from Operating Activities:
Net cash provided/(used) by operating activities	$(4,364)	$61,703	$651	$57,990
Cash Flow from Investing Activities:
Capital expenditures	(14)	(18,399)	(694)	(19,107)
Business combinations, net of cash acquired	-	(30)	-	(30)
Proceeds from sale of property and equipment	-	176	6	182
Other uses - net	(116)	(489)	(25)	(630)
Net cash used by investing activities	(130)	(18,742)	(713)	(19,585)
Cash Flow from Financing Activities:
Change in cash overdrafts payable	508	(692)	-	(184)
Change in intercompany accounts	40,895	(41,841)	946	-
Dividends paid to shareholders	(8,682)	-	-	(8,682)
Purchases of treasury stock	(10,129)	-	(11)	(10,140)
Proceeds from exercise of stock options	3,632	-	-	3,632
Realized excess tax benefit on share based compensation	716	1,107	-	1,823
Other sources - net	(1)	-	188	187
Net cash provided/ (used) by financing activities	26,939	(41,426)	1,123	(13,364)
Net increase/(decrease) in cash and cash equivalents	22,445	1,535	1,061	25,041
Cash and cash equivalents at beginning of year	109,331	(1,221)	4,306	112,416
Cash and cash equivalents at end of period	$131,776	$314	$5,367	$137,457

For the nine months ended September 30, 2009		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Consolidated
Cash Flow from Operating Activities:
Net cash provided/(used) by operating activities	$(2,579)	$77,254	$5,872	$80,547
Cash Flow from Investing Activities:
Capital expenditures	(44)	(14,007)	(420)	(14,471)
Business combinations, net of cash acquired	-	(1,859)	-	(1,859)
Proceeds from sale of property and equipment	1,286	233	-	1,519
Other uses - net	(458)	(676)	184	(950)
Net cash provided/(used) by investing activities	784	(16,309)	(236)	(15,761)
Cash Flow from Financing Activities:
Change in cash overdrafts payable	(602)	1,545	-	943
Change in intercompany accounts	69,635	(64,031)	(5,604)	-
Dividends paid to shareholders	(5,429)	-	-	(5,429)
Purchases of treasury stock	(1,684)	-	-	(1,684)
Proceeds from exercise of stock options	486	-	-	486
Realized excess tax benefit on share based compensation	1,519	-	-	1,519
Repayment of long-term debt	(22,700)	(99)	-	(22,799)
Other sources/(uses) - net	(84)	262	419	597
Net cash provided/ (used) by financing activities	41,141	(62,323)	(5,185)	(26,367)
Net increase/(decrease) in cash and cash equivalents	39,346	(1,378)	451	38,419
Cash and cash equivalents at beginning of year	65	202	3,361	3,628
Cash and cash equivalents at end of period	$39,411	$(1,176)	$3,812	$42,047

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

The following is a summary of the key operating results for the three and nine months ended September 30, 2010 and 2009 (in thousands except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Service revenues and sales	$320,451	$296,794	$944,259	$886,987
Net income	$20,988	$19,210	$59,201	$55,799
Diluted EPS	$0.91	$0.84	$2.57	$2.46
Adjusted EBITDA*	$46,280	$43,496	$134,237	$129,370
Adjusted EBITDA as a % of revenue	14.4%	14.7%	14.2%	14.6%

*See pages 27 - 28 for reconciliation to GAAP measures.

For the three months ended September 30, 2010, the increase in consolidated service revenues and sales was driven by a 7.8% increase at VITAS while Roto-Rooter revenues increased by 8.5%.  The increase in service revenues at VITAS was a result of increased average daily census (“ADC”) of 6.1%, driven by an increase in admissions of 5.4%, combined with Medicare price increases of approximately 1.3%.  Roto-Rooter was driven by an approximate 9.3% price and mix shift increase offset by a 0.4% decrease in job count. Consolidated net income increased 9.3% mainly as a result of the increase in revenues.  Diluted EPS increased as the result of increased earnings.  Adjusted earnings before interest, taxes, depreciation and amortization (“EBITDA”) for the third quarter of 2010 increased 6.4% from the third quarter of 2009 mainly as a result of increased earnings.

For the nine months ended September 30, 2010, the increase in consolidated service revenues and sales was driven by a 7.3% increase at VITAS and a 4.2% increase at Roto-Rooter.  The increase in service revenues at VITAS was a result of increased average daily census (“ADC”) of 5.6%, driven by an increase in admissions of 4.8%, combined with Medicare price increases of approximately 1.3%.  Roto-Rooter was driven by an approximate 7.3% price and mix shift increase offset by a 2.9% decrease in job count. Consolidated net income increased 6.1% over prior year.  Diluted EPS increased as a result of increased earnings.  Adjusted EBITDA for the nine month period ended September 30, 2010 increased 3.8% when compared to the same period in 2009 mainly as a result of increased earnings.

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

VITAS expects to achieve full-year 2010 revenue growth, prior to Medicare cap and BNAF, of 7.5% to 8.2%.  Admissions are estimated to increase 4.0% to 5.0%.  Adjusted EBITDA margin prior to Medicare cap is estimated to be 15.3% to 15.6%.  Roto-Rooter expects full-year 2010 revenue growth of 4.5% to 5.5%.  The revenue estimate is a result of increased pricing of 3.0%, a favorable mix shift to higher revenue jobs, offset by a job count decline estimated at 2.0% to 3.0%.  Adjusted EBITDA margin for 2010 is estimated to be in the range of 17.5% to 18.0%.  We anticipate that our operating income and cash flows will be sufficient to operate our businesses and meet any commitments for the foreseeable future.

Financial Condition
Liquidity and Capital Resources
Material changes in the balance sheet accounts from December 31, 2009 to September 30, 2010 include the following:

●
A $52.2 million increase in accounts receivable primarily at VITAS, related to timing of Medicare payments and refund of overpayments from prior years.  The balance at September 30, 2010 is comparable with the balance at September 30, 2009.

●	A $4.5 million increase in income taxes payable, related to timing of payments.
●	A $10.5 million increase in accrued compensation due primarily to the timing of payroll disbursements in the current period versus prior year end.

 Net cash provided by operating activities decreased $22.6 million due primarily to the increase in accounts receivable, partially offset by the increase in net income and decrease in accounts payable and other current liabilities.  Management continually evaluates cash utilization alternatives, including share repurchase, debt repurchase, acquisitions and increased dividends to determine the most beneficial use of available capital resources.

We have issued $28.2 million in standby letters of credit as of September 30, 2010, for insurance purposes.  Issued letters of credit reduce our available credit under the revolving credit agreement.  As of September 30, 2010, we have approximately $146.8 million of unused lines of credit available and eligible to be drawn down under our revolving credit facility, excluding the $100 million expansion feature. Management believes its liquidity and sources of capital are satisfactory for the Company’s needs in the foreseeable future.

Commitments and Contingencies
Collectively, the terms of our credit agreements require us to meet various financial covenants, to be tested quarterly.  In connection therewith, we are in compliance with all financial and other debt covenants as of September 30, 2010 and anticipate remaining in compliance throughout 2010.

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

In May 2009, VITAS received an administrative subpoena from the U.S. Department of Justice requesting VITAS deliver to the OIG documents, patient records, and policy and procedure manuals for headquarters and its Texas programs concerning hospice services provided for the period January 1, 2003 to the date of the letter.  In August 2009, the OIG selected medical records for 59 past and current patients from a Texas program for review. In February 2010, VITAS received a companion civil investigative demand (“CID”) from the state of Texas Attorney General’s office, seeking related documents.  In September 2010, it received a second CID and a second administrative subpoena seeking related documents. Based on the early stage of the investigation and the limited information we have at this time, we cannot predict the outcome of this investigation.  We believe that we are in material compliance with Medicare and Medicaid rules and regulations applicable to hospice providers.

We are unable to predict the outcome of these matters or the impact, if any, that the investigation may have on our business, results of operations, liquidity or capital resources.  Regardless of outcome, responding to the subpoenas can adversely affect us through defense costs, diversion of our time and related publicity.

Results of Operations
Three months ended September 30, 2010 versus  2009 - Consolidated Results

Our service revenues and sales for the third quarter of 2010 increased 8.0% versus services and sales revenues for the third quarter of 2009.  Of this increase, $16.9 million was attributable to VITAS and $6.8 million was attributable to Roto-Rooter.  The following chart shows the components of those changes (dollar amounts in thousands):

	Increase/(Decrease)
	Amount	Percent
VITAS
Routine homecare	$12,227	7.8%
Continuous care	2,838	7.9%
General inpatient	1,906	7.9%
Medicare cap	(74)	-172.1%
Roto-Rooter
Plumbing	6,026	16.7%
Drain cleaning	185	0.6%
Other	549	4.6%
Total	$23,657	8.0%

The increase in VITAS’ revenues for the third quarter of 2010 versus the third quarter of 2009 was a result of increased ADC of 6.1% driven by an increase in admissions of 5.4%, combined with Medicare reimbursement rate increases of approximately 1.3%.  The ADC increase was driven by a 6.1% increase in routine homecare, an increase of 5.2% in general inpatient and a 6.0% increase in continuous care. In excess of 90% of VITAS’ service revenues for the period were from Medicare and Medicaid.

The increase in plumbing revenues for the third quarter of 2010 versus 2009 is attributable to a 13.5% increase in the average price per job and a 3.2% increase in the number of jobs performed.  The increase in the plumbing price per job was a combination of increased pricing and favorable job mix shift to more expensive jobs such as excavation.  Our excavation job count increased by 14.6% compared to 2009.  On average, the price per job for our excavation jobs is approximately 5.5 times greater than the price per job of other plumbing jobs.  Drain cleaning revenues for the third quarter of 2010 versus 2009 reflect a 3.0% increase in the average price per jobs, while the job count decreased 2.3%.  The increase in other revenues is attributable to an increase in our independent contractor operations and an increase in product sales.

The consolidated gross margin was 28.9% in the third quarter of 2010 as compared with 29.6% in the third quarter of 2009.  On a segment basis, VITAS’ gross margin was 23.1% in the third quarter of 2010 and 23.4% in the third quarter of 2009.  The decrease in VITAS’ gross margin is attributable to higher labor costs for admissions and Medicare compliance personnel and the opening of inpatient units which carry significant one time start-up costs as capacity begins to ramp-up.  The Roto-Rooter segment’s gross margin was 44.6% for the third quarter of 2010 as compared with 46.4% for the third quarter of 2009.  The decrease in Roto-Rooter’s gross margin was attributable to continued mix shift to excavation which has higher revenue per job but a slightly lower gross margin percentage per job.  An unfavorable adjustment to medical insurance also contributed to the margin decline.

Selling, general and administrative expenses (“SG&A”) for the third quarter of 2010 and 2009 comprise (in thousands):

	Three Months Ended September 30,
	2010	2009
SG&A expenses before the impact of market gains
of deferred compensation plans	$47,957	$46,359
Impact of market value gains on liabilities
held in deferred compensation trusts	243	1,789
Total SG&A expenses	$48,200	$48,148

Normal salary increases and revenue related expense increases between periods accounts for the 3.4% increase in SG&A expenses before the impact of market gains of deferred compensation plans from $46.4 million in the third quarter of 2009 to $48.0 million in the third quarter of 2010.

Depreciation expense increased $1.0 million to $6.4 million in the third quarter of 2010 due to the installation of patient capture software at our VITAS segment in the second quarter of 2010.

 Other income for the third quarter of 2010 and 2009 comprise (in thousands):

	Three Months Ended September 30,
	2010	2009
Interest income	$109	$86
Market value gains on assets held in deferred
compensation trusts	243	1,789
Loss on disposal of property and equipment	(141)	(159)
Other	11	17
Total other income	$222	$1,733

Our effective income tax rate decreased to 38.2% in the third quarter of 2010 from 39.3% when compared with the third quarter of 2009.  This decrease relates primarily to a $236,000 tax adjustment required upon expiration of certain statutes.

Net income for both periods included the following after-tax items/adjustments that reduced after-tax earnings (in thousands):

	2010	2009
VITAS
Costs associated with the OIG investigation	$(69)	$(213)
Roto-Rooter
Costs of class action lawsuit	(194)	-
Corporate
Stock option expense	(1,244)	(1,401)
Noncash interest expense related to accounting for
conversion feature of the convertible notes	(1,088)	(1,006)
Total	$(2,595)	$(2,620)

Three months ended September 30, 2010 versus 2009 - Segment Results

The change in after-tax earnings for the third quarter of 2010 versus the third quarter of 2009 is due to (dollars in thousands):

	Increase/(Decrease)
	Amount	Percent
VITAS	$1,655	9.1%
Roto-Rooter	(188)	-2.4%
Corporate	311	4.5%
	$1,778	9.3%

Nine months ended September 30, 2010 versus  2009 - Consolidated Results

Our service revenues and sales for the first nine months of 2010 increased 6.5% versus services and sales revenues for the first nine months of 2009.  Of this increase, $46.8 million was attributable to VITAS and $10.5 million was attributable to Roto-Rooter.  The following chart shows the components of those changes (dollars in thousands):

	Increase/(Decrease)
	Amount	Percent
VITAS
Routine homecare	$33,884	7.4%
Continuous care	7,909	7.5%
General inpatient	5,438	7.5%
Medicare cap	1,474	767.7%
BNAF	(1,950)	-100.0%

Roto-Rooter
Plumbing	11,194	10.0%
Drain cleaning	(2,003)	-2.0%
Other	1,326	3.7%
Total	$57,272	6.5%

The increase in VITAS’ revenues for the first nine months of 2010 versus the first nine months of 2009 was a result of increased ADC of 5.6% driven by an increase in admissions of 4.8%, combined with Medicare reimbursement rate increases of approximately 1.3%.  The ADC increase was driven by a 5.6% increase in routine homecare, an increase of 6.7% in general inpatient and a 5.3% increase in continuous care. In excess of 90% of VITAS’ service revenues for the period were from Medicare and Medicaid.

The increase in plumbing revenues for the first nine months of 2010 versus 2009 is attributable to a 9.7% increase in the average price per job and a 0.8% increase in the number of jobs performed.  The increase in the plumbing price per job was a combination of increased pricing and favorable job mix shift to more expensive jobs such as excavation.  Our excavation job count increased by 15.2% compared to 2009.  On average, the price per job for our excavation jobs is approximately 5.5 times greater than the price per job of other plumbing jobs.  Drain cleaning revenues for the first nine months of 2010 versus 2009 reflect a 2.8% increase in the price per job offset by a 4.7% decrease in the number of jobs.  The increase in other revenues is attributable to an increase in our independent contractor operations and an increase in product sales.

The consolidated gross margin was 29.0% in the first nine months of 2010 as compared with 29.7% in the first nine months of 2009.  On a segment basis, VITAS’ gross margin was 22.9% in the first nine months of 2010 and 23.4% in the first nine months of 2009.  The decrease in VITAS’ gross margin is attributable to higher labor costs for admissions and Medicare compliance personnel and the opening of inpatient units which carry significant one time start-up costs as capacity begins to ramp-up. The Roto-Rooter segment’s gross margin was 45.0% for the first nine months of 2010 as compared with 45.9% for the first nine months of 2009.  The decrease in Roto-Rooter’s gross margin is attributable to continued mix shift to excavation which has higher revenue per job but slightly lower gross margin percentage per job.

Selling, general and administrative expenses (“SG&A”) for the first nine months of 2010 and comprise (in thousands):

	Nine Months Ended September 30,
	2010	2009
SG&A expenses before long-term incentive
compensation and the impact of market gains
of deferred compensation plans	$144,547	$140,147
Long-term incentive compensation	1,799	-
Impact of market value gains on liabilities
held in deferred compensation trusts	348	3,374
Total SG&A expenses	$146,694	$143,521

Normal salary increases and revenue related expense increases between periods account for the 3.1% increase in SG&A expenses before long-term incentive compensation and the impact of market gains of deferred compensation plans from $140.1 million for the first nine months of 2009 to $144.5 million for the first nine months of 2010.

Depreciation expense increased $2.0 million in the first nine months of 2010 to $18.0 million due to the installation of patient capture software at our VITAS segment in the second quarter of 2010.

Other income for the first nine months of 2010 and 2009 comprise (in thousands):

	Nine Months Ended September 30,
	2010	2009
Interest income	$334	$375
Market value gains on assets held in deferred
compensation trusts	348	3,374
Loss on disposal of property and equipment	(293)	(213)
Non-taxable income from certain investments held
deferred compensation trusts	-	1,211
Other	29	68
Total other income	$418	$4,815

Our effective income tax rate of 38.7% in the first nine months of 2010 decreased from 39.0% in the first nine months of 2009.

Net income for both periods included the following after-tax items/adjustments that increased/(reduced) after-tax earnings (in thousands):

	2010	2009
VITAS
Costs associated with the OIG investigation	$(242)	$(274)
Roto-Rooter
Costs of class action lawsuit	(257)	-
Corporate
Stock option expense	(4,026)	(4,237)
Long-term incentive compensation	(1,124)	-
Noncash interest expense related to accounting for
conversion feature of the convertible notes	(3,203)	(2,961)
Expenses of contested proxy solicitation	-	(2,525)
Impact of non-deductible losses and non-taxable gains on
investments held in deferred compensation trusts	-	756
Total	$(8,852)	$(9,241)

Nine months ended September 30, 2010 versus 2009 - Segment Results

The change in after-tax earnings for the first nine months of 2010 versus the first nine months of 2009 is due to (dollars in thousands):

	Increase/(Decrease)
	Amount	Percent
VITAS	$4,081	7.8%
Roto-Rooter	(542)	-2.2%
Corporate	(137)	-0.6%
	$3,402	6.1%

CHEMED CORPORATION AND SUBSIDIARY COMPANIES
CONSOLIDATING STATEMENT OF INCOME
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2010
(in thousands)(unaudited)

				Chemed
	VITAS	Roto-Rooter	Corporate	Consolidated
2010 (a)
Service revenues and sales	$233,964	$86,487	$-	$320,451
Cost of services provided and goods sold	179,997	47,918	-	227,915
Selling, general and administrative expenses	18,370	24,573	5,257	48,200
Depreciation	4,321	1,925	139	6,385
Amortization	694	133	369	1,196
Total costs and expenses	203,382	74,549	5,765	283,696
Income/(loss) from operations	30,582	11,938	(5,765)	36,755
Interest expense	(48)	(55)	(2,892)	(2,995)
Intercompany interest income/(expense)	1,139	651	(1,790)	-
Other income/(expense)—net	(92)	11	303	222
Income/(loss) before income taxes	31,581	12,545	(10,144)	33,982
Income taxes	(11,778)	(4,798)	3,582	(12,994)
Net income/(loss)	$19,803	$7,747	$(6,562)	$20,988

(a) The following amounts are included in net income (in thousands):

				Chemed
	VITAS	Roto-Rooter	Corporate	Consolidated
Pretax benefit/(cost):
Stock option expense	$-	$-	$(1,968)	$(1,968)
Noncash impact of accounting for convertible debt	-	-	(1,721)	(1,721)
Expenses of class action lawsuit	-	(322)	-	(322)
Expenses incurred in connection with the Office of Inspector
General investigation	(112)	-	-	(112)
Total	$(112)	$(322)	$(3,689)	$(4,123)

				Chemed
	VITAS	Roto-Rooter	Corporate	Consolidated
After-tax benefit/(cost):
Stock option expense	$-	$-	$(1,244)	$(1,244)
Noncash impact of accounting for convertible debt	-	-	(1,088)	(1,088)
Expenses of class action lawsuit	-	(194)	-	(194)
Expenses incurred in connection with the Office of Inspector
General investigation	(69)	-	-	(69)
Total	$(69)	$(194)	$(2,332)	$(2,595)

CHEMED CORPORATION AND SUBSIDIARY COMPANIES
CONSOLIDATING STATEMENT OF INCOME
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2009
(in thousands)(unaudited)

				Chemed
	VITAS	Roto-Rooter	Corporate	Consolidated
2009 (a)
Service revenues and sales	$217,067	$79,727	$-	$296,794
Cost of services provided and goods sold	166,183	42,705	-	208,888
Selling, general and administrative expenses	18,227	22,740	7,181	48,148
Depreciation	3,292	2,005	64	5,361
Amortization	1,179	117	315	1,611
Total costs and expenses	188,881	67,567	7,560	264,008
Income/(loss) from operations	28,186	12,160	(7,560)	32,786
Interest expense	(51)	(43)	(2,759)	(2,853)
Intercompany interest income/(expense)	1,178	684	(1,862)	-
Other income/(expense)-net	(86)	15	1,804	1,733
Income/(loss) before income taxes	29,227	12,816	(10,377)	31,666
Income taxes	(11,079)	(4,881)	3,504	(12,456)
Net income/(loss)	$18,148	$7,935	$(6,873)	$19,210

(a) The following amounts are included in net income (in thousands):
				Chemed
	VITAS	Roto-Rooter	Corporate	Consolidated
Pretax benefit/(cost):
Stock option expense	$-	$-	$(2,214)	$(2,214)
Noncash impact of accounting for convertible debt	-	-	(1,591)	(1,591)
Expenses incurred in connection with the Office of Inspector
General investigation	(343)	-	-	(343)
Total	$(343)	$-	$(3,805)	$(4,148)

				Chemed
	VITAS	Roto-Rooter	Corporate	Consolidated
After-tax benefit/(cost):
Stock option expense	$-	$-	$(1,401)	$(1,401)
Noncash impact of accounting for convertible debt	-	-	(1,006)	(1,006)
Expenses incurred in connection with the Office of Inspector
General investigation	(213)	-	-	(213)
Total	$(213)	$-	$(2,407)	$(2,620)

CHEMED CORPORATION AND SUBSIDIARY COMPANIES
CONSOLIDATING STATEMENT OF INCOME
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010
(in thousands)(unaudited)

				Chemed
	VITAS	Roto-Rooter	Corporate	Consolidated
2010 (a)
Service revenues and sales	$683,542	$260,717	$-	$944,259
Cost of services provided and goods sold	527,347	143,407	-	670,754
Selling, general and administrative expenses	54,920	73,523	18,251	146,694
Depreciation	11,909	5,826	313	18,048
Amortization	2,253	388	1,066	3,707
Total costs and expenses	596,429	223,144	19,630	839,203
Income/(loss) from operations	87,113	37,573	(19,630)	105,056
Interest expense	(127)	(187)	(8,632)	(8,946)
Intercompany interest income/(expense)	3,778	2,126	(5,904)	-
Other income/(expense)—net	(85)	35	468	418
Income/(loss) before income taxes	90,679	39,547	(33,698)	96,528
Income taxes	(34,156)	(15,127)	11,956	(37,327)
Net income/(loss)	$56,523	$24,420	$(21,742)	$59,201

(a) The following amounts are included in net income (in thousands):
				Chemed
	VITAS	Roto-Rooter	Corporate	Consolidated
Pretax benefit/(cost):
Stock option expense	$-	$-	$(6,365)	$(6,365)
Long-term incentive compensation	-	-	(1,799)	(1,799)
Noncash impact of accounting for convertible debt	-	-	(5,064)	(5,064)
Expenses of class action lawsuit	-	(427)	-	(427)
Expenses incurred in connection with the Office of Inspector
General investigation	(390)	-	-	(390)
Total	$(390)	$(427)	$(13,228)	$(14,045)

				Chemed
	VITAS	Roto-Rooter	Corporate	Consolidated
After-tax benefit/(cost):
Stock option expense	$-	$-	$(4,026)	$(4,026)
Long-term incentive compensation	-	-	(1,124)	(1,124)
Noncash impact of accounting for convertible debt	-	-	(3,203)	(3,203)
Expenses of class action lawsuit	-	(257)	-	(257)
Expenses incurred in connection with the Office of Inspector
General investigation	(242)	-	-	(242)
Total	$(242)	$(257)	$(8,353)	$(8,852)

CHEMED CORPORATION AND SUBSIDIARY COMPANIES
CONSOLIDATING STATEMENT OF INCOME
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009
(in thousands)(unaudited)

				Chemed
	VITAS	Roto-Rooter	Corporate	Consolidated
2009 (a)
Service revenues and sales	$636,787	$250,200	$-	$886,987
Cost of services provided and goods sold	487,990	135,248	-	623,238
Selling, general and administrative expenses	53,650	69,959	19,912	143,521
Depreciation	9,767	6,094	163	16,024
Amortization	3,537	323	905	4,765
Other operating expenses	-	-	3,989	3,989
Total costs and expenses	554,944	211,624	24,969	791,537
Income/(loss) from operations	81,843	38,576	(24,969)	95,450
Interest expense	(415)	(138)	(8,286)	(8,839)
Intercompany interest income/(expense)	3,091	1,801	(4,892)	-
Other income-net	35	137	4,643	4,815
Income/(loss) before income taxes	84,554	40,376	(33,504)	91,426
Income taxes	(32,112)	(15,414)	11,899	(35,627)
Net income/(loss)	$52,442	$24,962	$(21,605)	$55,799

(a) The following amounts are included in net income (in thousands):
				Chemed
	VITAS	Roto-Rooter	Corporate	Consolidated
Pretax benefit/(cost):
Stock option expense	$-	$-	$(6,699)	$(6,699)
Noncash impact of accounting for convertible debt	-	-	(4,682)	(4,682)
Non-taxable income on certain investments held in deferred
compensation trusts	-	-	1,211	1,211
Expenses associated with contested proxy solicitation	-	-	(3,989)	(3,989)
Expenses incurred in connection with the Office of Inspector
General investigation	(442)	-	-	(442)
Total	$(442)	$-	$(14,159)	$(14,601)

				Chemed
	VITAS	Roto-Rooter	Corporate	Consolidated
After-tax benefit/(cost):
Stock option expense	$-	$-	$(4,237)	$(4,237)
Noncash impact of accounting for convertible debt	-	-	(2,961)	(2,961)
Non-taxable income on certain investments held in deferred
compensation trusts	-	-	1,211	1,211
Income tax impact of nondeductible losses on investments
held in deferred compensation trusts	-	-	(455)	(455)
Expenses associated with contested proxy solicitation	-	-	(2,525)	(2,525)
Expenses incurred in connection with the Office of Inspector
General investigation	(274)	-	-	(274)
Total	$(274)	$-	$(8,967)	$(9,241)

Consolidating Summary and Reconciliation of Adjusted EBITDA

Chemed Corporation and Subsidiary Companies
(in thousands)				Chemed
For the three months ended September 30, 2010	VITAS	Roto-Rooter	Corporate	Consolidated

Net income/(loss)	$19,803	$7,747	$(6,562)	$20,988
Add/(deduct):
Interest expense	48	55	2,892	2,995
Income taxes	11,778	4,798	(3,582)	12,994
Depreciation	4,321	1,925	139	6,385
Amortization	694	133	369	1,196
EBITDA	36,644	14,658	(6,744)	44,558
Add/(deduct):
Legal expenses of OIG investigation	112	-	-	112
Stock option expense	-	-	1,968	1,968
Advertising cost adjustment	-	(571)	-	(571)
Expenses of class action litigation	-	322	-	322
Interest income	(37)	(10)	(62)	(109)
Intercompany interest income/(expense)	(1,139)	(651)	1,790	-
Adjusted EBITDA	$35,580	$13,748	$(3,048)	$46,280

				Chemed
For the three months ended September 30, 2009	VITAS	Roto-Rooter	Corporate	Consolidated

Net income/(loss)	$18,148	$7,935	$(6,873)	$19,210
Add/(deduct):
Interest expense	51	43	2,759	2,853
Income taxes	11,079	4,881	(3,504)	12,456
Depreciation	3,292	2,005	64	5,361
Amortization	1,179	117	315	1,611
EBITDA	33,749	14,981	(7,239)	41,491
Add/(deduct):
Legal expenses of OIG investigation	343	-	-	343
Stock option expense	-	-	2,214	2,214
Advertising cost adjustment	-	(466)	-	(466)
Interest income	(53)	(9)	(24)	(86)
Intercompany interest income/(expense)	(1,178)	(684)	1,862	-
Adjusted EBITDA	$32,861	$13,822	$(3,187)	$43,496

Consolidating Summary and Reconciliation of Adjusted EBITDA

Chemed Corporation and Subsidiary Companies
(in thousands)				Chemed
For the nine months ended September 30, 2010	VITAS	Roto-Rooter	Corporate	Consolidated

Net income/(loss)	$56,523	$24,420	$(21,742)	$59,201
Add/(deduct):
Interest expense	127	187	8,632	8,946
Income taxes	34,156	15,127	(11,956)	37,327
Depreciation	11,909	5,826	313	18,048
Amortization	2,253	388	1,066	3,707
EBITDA	104,968	45,948	(23,687)	127,229
Add/(deduct):
Legal expenses of OIG investigation	390	-	-	390
Stock option expense	-	-	6,365	6,365
Advertising cost adjustment	-	(1,639)	-	(1,639)
Expenses of class action litigation	-	427	-	427
Long-term incentive compensation	-	-	1,799	1,799
Interest income	(172)	(37)	(125)	(334)
Intercompany interest income/(expense)	(3,778)	(2,126)	5,904	-
Adjusted EBITDA	$101,408	$42,573	$(9,744)	$134,237

				Chemed
For the nine months ended September 30, 2009	VITAS	Roto-Rooter	Corporate	Consolidated

Net income/(loss)	$52,442	$24,962	$(21,605)	$55,799
Add/(deduct):
Interest expense	415	138	8,286	8,839
Income taxes	32,112	15,414	(11,899)	35,627
Depreciation	9,767	6,094	163	16,024
Amortization	3,537	323	905	4,765
EBITDA	98,273	46,931	(24,150)	121,054
Add/(deduct):
Non-taxable income from certain investments held in
deferred compensation trusts	-	-	(1,211)	(1,211)
Expenses associated with contested proxy solicitation	-	-	3,989	3,989
Legal expenses of OIG investigation	442	-	-	442
Stock option expense	-	-	6,699	6,699
Advertising cost adjustment	-	(1,228)	-	(1,228)
Interest income	(250)	(44)	(81)	(375)
Intercompany interest income/(expense)	(3,091)	(1,801)	4,892	-
Adjusted EBITDA	$95,374	$43,858	$(9,862)	$129,370

CHEMED CORPORATION AND SUBSIDIARY COMPANIES
OPERATING STATISTICS FOR VITAS SEGMENT
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
OPERATING STATISTICS	2010	2009	2010	2009
Net revenue ($000)
Homecare	$169,306	$157,079	$490,044	$456,160
Inpatient	25,963	24,057	78,244	72,806
Continuous care	38,812	35,974	113,588	105,679
Total before Medicare cap allowance and 2008 BNAF	$234,081	$217,110	$681,876	$634,645
Estimated BNAF	-	-	-	1,950
Medicare cap allowance	(117)	(43)	1,666	192
Total	$233,964	$217,067	$683,542	$636,787
Net revenue as a percent of total
before Medicare cap allowance
Homecare	72.3%	72.3%	71.8%	71.8%
Inpatient	11.1	11.1	11.5	11.5
Continuous care	16.6	16.6	16.7	16.7
Total before Medicare cap allowance and 2008 BNAF	100.0	100.0	100.0	100.0
Estimated BNAF	-	-	-	0.3
Medicare cap allowance	(0.1)	-	0.2	-
Total	99.9%	100.0%	100.2%	100.3%
Average daily census (days)
Homecare	8,586	7,835	8,350	7,661
Nursing home	3,250	3,316	3,212	3,291
Routine homecare	11,836	11,151	11,562	10,952
Inpatient	425	404	433	406
Continuous care	596	562	595	565
Total	12,857	12,117	12,590	11,923

Total Admissions	14,483	13,735	43,750	41,743
Total Discharges	14,076	13,441	42,767	41,064
Average length of stay (days)	78.2	78.0	77.1	75.0
Median length of stay (days)	15.0	14.0	14.0	14.0
ADC by major diagnosis
Neurological	33.4%	33.1%	33.2%	33.0%
Cancer	18.5	19.1	18.4	19.2
Cardio	11.9	12.2	11.9	12.2
Respiratory	6.5	6.2	6.6	6.5
Other	29.7	29.4	29.9	29.1
Total	100.0%	100.0%	100.0%	100.0%
Admissions by major diagnosis
Neurological	18.4%	17.9%	18.6%	17.9%
Cancer	35.8	36.8	34.6	35.6
Cardio	11.1	11.1	11.3	11.8
Respiratory	7.5	6.8	8.1	7.5
Other	27.2	27.4	27.4	27.2
Total	100.0%	100.0%	100.0%	100.0%
Direct patient care margins
Routine homecare	52.7%	51.7%	52.2%	51.8%
Inpatient	12.3	12.8	13.3	15.7
Continuous care	21.1	20.6	21.0	20.3
Homecare margin drivers (dollars per patient day)
Labor costs	$51.97	$52.56	$52.79	$52.40
Drug costs	7.89	7.59	7.78	7.65
Home medical equipment	6.54	7.03	6.71	6.85
Medical supplies	2.66	2.48	2.53	2.37
Inpatient margin drivers (dollars per patient day)
Labor costs	$304.42	$294.24	$297.63	$282.74
Continuous care margin drivers (dollars per patient day)
Labor costs	$536.83	$530.88	$531.14	$524.84
Bad debt expense as a percent of revenues	0.9%	1.1%	0.9%	1.1%
Accounts receivable --
Days of revenue outstanding- excluding unapplied Medicare payments	39.7	52.8	n.a.	n.a.
Days of revenue outstanding- including unapplied Medicare payments	34.9	37.0	n.a.	n.a.

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

Item 3.    Quantitative and Qualitative Disclosures about Market Risk
Our primary market risk exposure relates to interest rate risk exposure through variable interest rate borrowings.  At September 30, 2010, we had no variable rate debt outstanding.  At September 30, 2010, the fair value of the Notes approximates $181.1 million which have a face value of $187.0 million.

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

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

Item 2(c). Purchases of Equity Securities by Issuer and Affiliated Purchasers

The following table shows the activity related to our share repurchase programs for the first nine months of  2010:

		Weighted
	Total Number	Average	Cumulative Shares	Dollar Amount
	of Shares	Price Paid Per	Repurchased Under	Remaining Under
	Repurchased	Share	the Program	The Program

April 2007 Program
January 1 through January 31, 2010	31,375	$47.17	1,736,972	$51,718,696
February 1 through February 29, 2010	-	$-	1,736,972	$51,718,696
March 1 through March 31, 2010	-	$-	1,736,972	$51,718,696
First Quarter Total - April 2007 Program	31,375	$47.17

April 1 through April 30, 2010	-	$-	1,736,972	$51,718,696
May 1 through May 31, 2010	38,492	$53.70	1,775,464	$49,651,677
June 1 through June 30, 2010	76,408	$55.65	1,851,872	$45,399,865
Second Quarter Total - April 2007 Program	114,900	$54.99

July 1 through July 31, 2010	-	$-	1,851,872	$45,399,865
August 1 through August 31, 2010	-	$-	1,851,872	$45,399,865
September 1 through September 30, 2010	-	$-	1,851,872	$45,399,865
Third Quarter Total - April 2007 Program	-	$-

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

Chemed Corporation
(Registrant)

Dated:	November 3, 2010	By:	Kevin J. McNamara
Kevin J. McNamara
(President and Chief Executive Officer)

Dated:	November 3, 2010	By:	David P. Williams
David P. Williams
(Executive Vice President and Chief Financial Officer)

Dated:	November 3, 2010	By:	Arthur V. Tucker, Jr.
Arthur V. Tucker, Jr.
(Vice President and Controller)