Form 10-K
period 2010-12-31
CHEMED CORP
filed 2011-02-28
CIK 19584

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
ANNUAL REPORT
PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

☑	For the fiscal year ended December 31, 2010

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Transition Period from ________ to ___________
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
Securities registered pursuant to Section 12(b) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☑   No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐   No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑   No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, if definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes ☐   No ☑
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑   No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One):
Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes ☐   No ☑
The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the average bid and asked price of said stock on the New York Stock Exchange — Composite Transaction Listing on June 30, 2010 ($54.96 per share), was $1,221,507,160.
At February 15, 2011, 21,124,973 shares of Chemed Capital Stock (par value $1 per share) were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE

Document	Where Incorporated

2010 Annual Report to Stockholders (specified portions) Proxy Statement for Annual Meeting to be held May 16, 2011	Parts I, II, and IV Part III

CHEMED CORPORATION
2010 FORM 10-K ANNUAL REPORT

PART I

Item 1.	Business	1
Item 1A.	Risk Factors	14
Item 1B.	Unresolved Staff Comments	25
Item 2.	Properties	25
Item 3.	Legal Proceedings	26
Item 4.	Removed and Reserved	26

PART II

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	28
Item 6.	Selected Financial Data	32
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	32
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	32
Item 8.	Financial Statements and Supplementary Data	32
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	32
Item 9A.	Controls and Procedures	32
Item 9B.	Other Information	33

PART III

Item 10.	Directors, Executive Officers and Corporate Governance	33
Item 11.	Executive Compensation	33
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	34
Item 13.	Certain Relationships and Related Transactions and Director Independence	34
Item 14.	Principal Accountant Fees and Services	34

PART IV

Item 15.	Exhibits and Financial Statement Schedules	35
EX-10.35A
EX-10.35B
EX-12
EX-13
EX-21
EX-23
EX-24
EX-31.1
EX-31.2
EX-31.3
EX-32.1
EX-32.2
EX-32.3
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

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
     During 2010 the Company conducted its business operations in two segments: Vitas Group (“Vitas”) and the Roto-Rooter Group (“Roto-Rooter”).
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
Financial Information about Industry Segments
     The required segment and geographic data for the Company’s continuing operations (as described below) for three years ended December 31, 2008, 2009 and 2010 are shown in Note 5 of the Notes to Consolidated Financial Statements on pages 17-18 of the 2010 Annual Report to Stockholders and are incorporated herein by reference.
Description of Business by Segment
     The information called for by this item is included within Note 5 of the Notes to Consolidated Financial Statements appearing on pages 17-18 of the 2010 Annual Report to Stockholders is incorporated herein by reference.
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
Raw Materials
     The principal raw materials needed for the Company’s manufacturing operations are purchased from United States sources. Product sales from goods manufactured by Roto-Rooter represent less than 3% of Chemed’s total service revenues and sales. No segment of the Company experienced any material raw material shortages during 2010, although such shortages may occur in the future. Products manufactured and sold by the Company’s Roto-Rooter segment generally may be reformulated to avoid the adverse impact of specific raw material shortage.
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
Vitas
     Hospice care in the United States is competitive. Because programs for hospice services are generally uniform, Vitas competes primarily on the basis of its ability to deliver quality, responsive services. Vitas is one of the nation’s largest provider of hospice services in a market dominated primarily by small, non-profit, community-based hospices. Approximately 49% of all hospices are not-for-profit. Because the hospice care market is highly fragmented, Vitas competes with a large number of organizations.
     Vitas also competes with a number of national and regional hospice providers, including Gentiva Health Services, Inc., hospitals, nursing homes, home health agencies and other health care providers. Many providers offer home care to patients who are terminally ill, and some actively market palliative care and hospice-like programs. In addition, various health care companies have diversified into the hospice market. Some of these health care companies have greater financial resources than Vitas.
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
     Medicare Conditions of Participation. Federal regulations require that a hospice program satisfy certain Conditions Of Participation (“COP”) to be certified and receive Medicare payment for the services it provides. Failure to comply with the conditions of participation may result in sanctions, up to and including decertification from the Medicare program. See “Surveys and Audits” below.
The Medicare COP for hospice programs include the following:
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
Overview of Government Payments — Medicare
     Medicare Eligibility Criteria. To receive Medicare payment for hospice services, the hospice medical director and, if the patient has one, the patient’s attending physician, must certify and describe in a brief narrative that the patient has a life expectancy of six months or less if the illness runs its normal course. This determination is made based on the physician’s clinical judgement. Due to the uncertainty of such prognoses, however, it is likely and expected that some percentage of hospice patients will not die within six months of entering a hospice program. The Medicare program (among other third-party payers) recognizes that terminal illnesses often do not follow an entirely predictable course, and therefore the hospice benefit remains available to beneficiaries so long as the hospice physician or the patient’s attending physician continues to certify that the patient’s life expectancy remains six months or less. Specifically, the Medicare hospice benefit provides for two initial 90-day benefit periods followed by an unlimited number of 60-day periods. In order to qualify for hospice care, a Medicare beneficiary must elect hospice care and waive any right to other Medicare benefits related to his or her terminal illness. A Medicare beneficiary may revoke his or her election of the Medicare hospice benefit at any time and resume receiving regular Medicare benefits. The patient may elect the hospice benefit again at a later date so long as he or she remains eligible. Increased regulatory scrutiny of compliance with the Medicare six-month eligibility rule has impacted the hospice industry. The Medicare program, however, has reaffirmed that Medicare hospice beneficiaries are not limited to six months of coverage and that there is no limit on how long a Medicare beneficiary can continue to receive hospice benefits and services, provided that the beneficiary continues to meet the eligibility criteria under the Medicare hospice program.
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
Continuous Home Care. Continuous home care, which Vitas refers to as “Intensive Comfort Care”, is provided to patients while at home, during periods of crisis when intensive monitoring and care, primarily nursing care, is required in order to achieve palliation or management of acute medical symptoms. Continuous home care requires a minimum of 8 hours of care within a 24-hour day, which begins and ends at midnight. The care must be predominantly nursing care provided by either a registered nurse or licensed practical nurse. While the published Medicare continuous home care rates are daily rates, Medicare actually pays for continuous home care in fifteen minute increments. This fifteen minute rate is calculated by dividing the daily rate by 96.
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
     Medicare Payment for Physician Services. Payment for direct patient care physician services delivered by hospice physicians is billed separately by the hospice to the Medicare fiscal intermediary and paid at the lesser of the actual charge or the Medicare allowable charge for these services. This payment is in addition to the per diem rates Vitas receives for hospice care. Payment for hospice physicians’ administrative and general supervisory activities is included in the daily rates discussed above. Payments for attending physician professional services (other than services furnished by hospice physicians) are not paid to the hospice, but rather are paid directly to the attending physician by the Medicare fiscal intermediary. For fiscal 2010, 2% of Vitas’ net revenue was attributable to physician services.
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
     Second, Medicare payments to a hospice are also subject to a separate cap based on overall average payments per admission. Any payments exceeding this overall hospice cap must be refunded by the hospice. This cap was set at $23,874.98 per admission for the twelve-month period ended on October 31, 2010, and is adjusted annually to account for inflation. Vitas’ hospices may be subject to future payment reductions or recoupments as the result of this cap. As of December 31, 2010 we recorded a $62,000 liability for 2010 related to one program. We recorded a cap liability in the fourth quarter of 2010 of $1.1 million for three programs for the first quarter of the 2011 Medicare cap year measurement period.
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

Overview of Government Payments — Medicaid
     Medicaid Coverage and Reimbursements. State Medicaid programs are another source of Vitas’ net patient revenue. Medicaid is a state-administered program financed by state funds and matching federal funds to provide medical assistance to the indigent and certain other eligible persons. In 1986, hospice services became an optional state Medicaid benefit. For those states that elect to provide a hospice benefit, the Medicaid program is required to pay the hospice at rates at least equal to the rates provided under Medicare and calculated using the same methodology. States maintain flexibility to establish their own hospice election procedures and to limit the number and duration of benefit periods for which they will pay for hospice services. Reimbursement from state Medicaid programs in 2010 accounted for 5% of Vitas’ revenues.
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
     Adjustments to Medicare and Medicaid Payment Rates. Payment rates under the Medicare and Medicaid programs are adjusted annually based upon the Hospital Market Basket Index and the Consumer Price Index; however, the adjustments have historically been less than actual inflation. On October 1, 2007, the base rates increased by 3.3%. On October 1, 2008 the base rates increased by 2.5%. This rate increased by approximately 1% in February 2009. On October 1, 2009 the base rate increased by 1.4%. On October 1, 2010 the base rates increased by 1.8%. These base rates are further modified by the Hospice Wage Index to reflect local differences in wages according to the revised wage index. It is possible that there will be further modifications to the rate structure under which the Medicare or Medicaid programs pay for hospice care services. Any future reductions in the rate of increase in Medicare and Medicaid payments may have an adverse impact on Vitas’ net patient service revenue and profitability.
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
     In May 2009, Vitas received an administrative subpoena from the U.S. Department of Justice requesting Vitas deliver to the OIG documents, patient records, and policy and procedure manuals for headquarters and its Texas programs concerning hospice services provided for the period January 1, 2003 to the date of the letter. In August 2009, the OIG selected medical records for 59 past and current patients from a Texas program for review. Based on the early stage of the investigation and the limited information we have at this time, we cannot predict the outcome of this investigation. We believe that we are in material compliance with Medicare and Medicaid rules and regulations applicable to hospice providers. In February 2010, we received a companion request (“CID”) to this from the State of Texas Attorney General, seeking related documents. In September 2010 we recived a second CID and a second administrative subpoena seeking related documents.
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
     In August 2000, HHS published final regulations establishing health care transaction standards, and code sets for the electronic transmission of health care information in connection with certain transactions, such as billing or health plan eligibility (the “Transactions Standard”). The Centers for Medicare and Medicaid Services (“CMS”) is the division of HHS that is responsible for interpreting and enforcing the Transactions Standard. Failure to comply with the Transactions Standard may subject covered entities, including Vitas, to civil monetary penalties and possibly to criminal penalties. Vitas believes that it is in compliance with the Transactions Standard and developed an appropriate contingency plan as encouraged by CMS.
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
     At December 31, 2010, the Company’s accrual for its estimated liability for potential environmental cleanup and related costs arising from the sale of DuBois Chemicals Inc. (“DuBois”) amounted to $1.7 million. Of this balance, $901,000 is included in other liabilities and $826,000 is included in other current liabilities. The Company is contingently liable for additional DuBois-related environmental cleanup and related costs up to a maximum of $14.9 million. On the basis of a continuing evaluation of the Company’s potential liability, and in consultation with the Company’s environmental attorney, management believes that it is not probable this additional liability will be paid. Accordingly, no provision for this contingent liability has been recorded. Although it is not presently possible to reliably project the timing of payments related to the Company’s potential liability for environmental costs, management believes that any adjustments to its recorded liability will not materially adversely affect its financial position or results of operations.
     The Company, to the best of its knowledge, is currently in compliance in all material respects with the environmental laws and regulations affecting its operations. Such environmental laws, regulations and enforcement proceedings have not required the Company to make material increases in or modifications to its capital expenditures and they have not had a material adverse effect on sales or net income. Capital expenditures for the purpose of complying with environmental laws and regulations during 2011 and 2012 with respect to continuing operations are not expected to be material in amount; there can be no assurance, however, that presently unforeseen legislative enforcement actions will not require additional expenditures.
Employees
     On December 31, 2010, Chemed Corporation had a total of 13,058 employees.
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
Federal and state legislative and regulatory initiatives could require Vitas to expend substantial sums on acquiring, implementing and supporting new information systems, which could negatively impact its profitability.
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
Item 1B. Unresolved Staff Comments
     None.
Item 2. Properties
     The Company’s corporate offices and the headquarters for the Roto-Rooter Group are located in Cincinnati, Ohio. Roto-Rooter has manufacturing and distribution center facilities in West Des Moines, Iowa and has 71 leased and owned office and service facilities in 27 states. Vitas headquartered in Miami, operates 45 programs from 135 leased facilities and 32 inpatient units in 15 states and the District of Columbia.
     All “owned” property is held in fee and is subject to the security interests of the holders of our debt instruments. The leased properties have lease terms ranging from one year to seven years. Management does not foresee any difficulty in renewing or replacing the remainder of its current leases. The Company considers all of its major operating properties to be maintained in good operating condition and to be generally adequate for present and anticipated needs.
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
     On March 1, 2010 Anthony Morangelli and Frank Ercole filed a class action lawsuit in federal district court for the Eastern District of New York seeking unpaid minimum wages and overtime service technician compensation from Roto-Rooter Services Company and Chemed. They also seek payment of penalties, interest and Plaintiffs’ attorney fees. The Company contests these allegations. In September 2010, the Court conditionally certified a nationwide class of service technicians, excluding those who signed dispute resolution agreements agreeing to arbitrate claims arising out of their employment. There has been no final determination of the merits of collective treatment of the case. We are unable to estimate our potential liability, if any, related to this case.
     Regardless of outcome, such litigation can adversely affect the Company through defense costs, diversion of management’s time, and related publicity. In the normal course of business, we are a party to various claims and legal proceedings. We record a reserve for these matters when an adverse outcome is probable and the amount of the potential liability is reasonably estimable.
     See also the OIG investigations pending against Vitas under Other Health Care Regulations, above.
Item 4. Removed and Reserved

Executive Officers of the Company

Name	Age	Office	First Elected

Kevin J. McNamara	57	President and Chief Executive Officer	August 2, 1994 (1)
Timothy S. O’Toole	55	Executive Vice President	May 18, 1992 (2)
Spencer S. Lee	55	Executive Vice President	May 15, 2000 (3)
David P. Williams	50	Executive Vice President and Chief Financial Officer	March 5, 2004 (4)
Arthur V. Tucker, Jr.	61	Vice President and Controller	February 1, 1989 (5)

(1)	Mr. K. J. McNamara is President and Chief Executive Officer of the Company and has held these positions since August 1994 and May 2001, respectively. Previously, he served as an Executive Vice President, Secretary and General Counsel of the Company, since November 1993, August 1986 and August 1986, respectively. He previously held the position of Vice President of the Company, from August 1986 to May 1992.

(2)	Mr. T.S. O’Toole is an Executive Vice President of the Company and has held this position since May 1992. He is also Chief Executive Officer of Vitas, a wholly owned subsidiary of the Company, and has held this position since February 24, 2004. Previously, from May 1992 to February 24, 2004, he also served the Company as Treasurer.

(3)	Mr. S. S. Lee is an Executive Vice President of the Company and has held this position since May 15, 2000. Mr. Lee is also Chairman and Chief Executive Officer of Roto-Rooter Services Company, a wholly owned subsidiary of the Company, and has held this position since January 1999. Previously, he served as a Senior Vice President of Roto-Rooter Services Company from May 1997 to January 1999.

(4)	Mr. D. P. Williams is an Executive Vice President and the Chief Financial Officer of the company and has held these positions since August 10, 2007 and March 5, 2004, respectively. Mr. Williams is also Senior Vice President and Chief Financial Officer of Roto-Rooter Group, Inc., and has held these positions since January 1999.

(5)	Mr. A. V. Tucker, Jr. is a Vice President and Controller of the Company and has held these positions since February 1989. From May 1983 to February 1989, he held the position of Assistant Controller of the Company.
     Each executive officer holds office until the annual election at the next annual organizational meeting of the Board of Directors of the Company which is scheduled to be held on May 16, 2011.

PART II
Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
     The Company’s Capital Stock (par value $1 per share) is traded on the New York Stock Exchange under the symbol CHE. The range of the high and low sale prices on the New York Stock Exchange and dividends paid per share for each quarter of 2009 and 2010 are set forth below.

	Closing		Dividends Paid
	High	Low	Per Share
2009

First Quarter	$44.86	$34.20	$.06
Second Quarter	43.01	37.18	.06
Third Quarter	45.11	36.76	.12
Fourth Quarter	48.79	43.50	.12

2010

First Quarter	$57.18	$46.41	$.12
Second Quarter	58.34	51.31	.12
Third Quarter	57.30	49.52	.14
Fourth Quarter	64.66	55.41	.14
     Future dividends are necessarily dependent upon the Company’s earnings and financial condition, compliance with certain debt covenants and other factors not presently determinable.
     As of February 15, 2011, there were approximately 2,389 stockholders of record of the Company’s Capital Stock. This number only includes stockholders of record and does not include stockholders with shares beneficially held in nominee name or within clearinghouse positions of brokers, banks or other institutions.
     During 2010, the number of shares of Capital Stock repurchased by the Company, the weighted average price paid for each share, the cumulative shares repurchased under each program and the dollar amounts remaining under each program were as follows:

Company Purchase of Shares of Capital Stock

		Weighted
	Total Number	Average	Cumulative Shares	Dollar Amount
	Of Shares	Price Paid Per	Repurchased Under	Remaining Under
	Repurchased	Share	The Program	The Program
April 2007 Program
January 1 through January 31, 2010	31,375	$47.17	1,736,972	$51,718,696
February 1 through February 28, 2010	—	$—	1,736,972	$51,718,696
March 1 through March 31, 2010	—	$—	1,736,972	$51,718,696

First Quarter Total — April 2007 Program	31,375	$47.17

April 1 through April 30, 2010	—	$—	1,736,972	$51,718,696
May 1 through May 31, 2010	38,492	$53.70	1,775,464	$49,651,677
June 1 through June 30, 2010	76,408	$55.65	1,851,872	$45,399,865

Second Quarter Total — April 2007 Program	114,900	$54.99

July 1 through July 31, 2010	—	$—	1,851,872	$45,399,865
August 1 through August 30, 2010	—	$—	1,851,872	$45,399,865
September 1 through September 30, 2010	—	$—	1,851,872	$45,399,865

Third Quarter Total — April 2007 Program	—	$—

October 1 through October 31, 2010	—	$—	1,851,872	$45,399,865
November 1 through November 30, 2010	44,386	$60.28	1,896,258	$42,724,473
December 1 through December 31, 2010	1,457,386	$64.21	3,353,644	$19,143,606

Fourth Quarter Total — April 2007 Program	1,501,772	$64.09

On April 26, 2007, our Board of Directors authorized a $150 million share repurchase plan with no expiration date.
On May 20, 2008, our Board of Directors authorized an additional $56 million under the April 2007 Program.
On December 27, 2010, our Board of Directors authorized an additional $70 million under the April 2007 Program.
     As of December 31, 2010, the number of stock options outstanding under the Company’s equity compensation plans, the weighted average exercise price of outstanding options, and the number of securities remaining available for issuance were as follows:

EQUITY COMPENSATION PLAN INFORMATION

Number of securities
remaining available
	Number of		for future issuance
	securities		under equity
	to be issued upon	Weighted-average	compensation plans
	exercise of	exercise price of	[excluding
	outstanding warrants	outstanding options,	securities reflected
	and rights	warrants and rights	in column (a)]
Plan Category	(a)	(b)	(c)
Equity Compensation plans approved by stockholders	2,564,366	$47.37	2,027,073
Equity Compensation plans not approved by stockholders (1)	22,280	26.54	—

TOTAL	2,586,646	$47.19	2,027,073

(1)	In May 1999 the Board of Directors adopted the 1999 Long-Term Employee Incentive Plan without stockholder approval. This plan permits the Company to grant up to 500,000 shares of non-qualified options and stock awards to a broad base of salaried and hourly employees (excluding officers and directors) of the Company. Except for the exclusion of officers and directors, this plan has the same general terms and provisions as the 2006 Stock Incentive Plan. In addition, pursuant to this plan no individual may be granted more than 50,000 stock options in a calendar year, the aggregate number of the shares of Capital Stock which may be issued pursuant to stock incentives in the form of Stock Awards shall not be more than 270,000, and no stock incentives shall be granted under the plan after May 17, 2009.
Comparative Stock Performance
     The graph below compares the yearly percentage change in the Company’s cumulative total stockholder return on Capital Stock (as measured by dividing (i) the sum of (A) the cumulative amount of dividends for the period December 31, 2005, to December 31, 2010, assuming dividend reinvestment, and (B) the difference between the Company’s share price at December 31, 2005 and December 31, 2010; by (ii) the share price at December 31, 2005) with the cumulative total return, assuming reinvestment of dividends, of the (1) S&P 500 Stock Index and (2) Dow Jones Industrial Diversified Index.

Chemed Corporation
Cumulative Total Stockholder Return for
Five-Year Period Ending December 31, 2010

December 31	2005	2006	2007	2008	2009	2010
Chemed Corporation	100.00	74.83	113.55	81.29	98.89	132.17
S&P 500 Index — Total Returns	100.00	115.81	122.17	76.96	97.31	111.98
Dow Jones US Diversified Industrials Index	100.00	109.62	116.87	57.69	65.47	80.44

Item 6. Selected Financial Data
     The information called for by this Item for the five years ended December 31, 2010 is set forth on page 34 of the 2010 Annual Report to Stockholders and is incorporated herein by reference.
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The information called for by this Item is set forth on pages 38 through 51 of the 2010 Annual Report to Stockholders and is incorporated herein by reference.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
     The Company’s primary market risk exposure relates to interest rate risk exposure through its variable interest line of credit. At December 31, 2010 the Company had no variable rate debt outstanding. For each $10 million dollars borrowed under the credit facility, an increase or decrease of 100 basis points (1% point), increases or decreases the Company’s annual interest expense by $100,000.
     The Company continually evaluates this interest rate exposure and periodically weighs the cost versus the benefit of fixing the variable interest rates through a variety of hedging techniques.
     The market value of the Company’s long-term debt at December 31, 2010 is approximately $189.1 million versus a carrying value of $159.2 million.
Item 8. Financial Statements and Supplementary Data
     The consolidated financial statements, together with the report thereon of PricewaterhouseCoopers LLP dated February 28, 2011, appearing on pages 1 through 31 of the 2010 Annual Report to Stockholders, along with the Supplementary Data (Unaudited Summary of Quarterly Results) appearing on pages 32-33, are incorporated herein by reference.
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

Management’s Report on Internal Control Over Financial Reporting
     Refer to Management’s Report on Internal Control over Financial Reporting and Report of Independent Registered Public Accounting Firm on pages 1 and 2 of the Company’s 2010 Annual Report to Stockholders, which are incorporated herein by reference.
Changes in Internal Control Over Financial Reporting
     There have not been any changes in the Company’s internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act during the Company’s fiscal quarter ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Item 9B. Other Information
     Not applicable.
PART III
Item 10. Directors, Executive Officers and Corporate Governance
     The directors of the Company are:
Kevin J. McNamara
Joel F. Gemunder
Patrick P. Grace
Thomas C. Hutton
Walter L. Krebs
Andrea R. Lindell
Thomas P. Rice
Donald E. Saunders
George J. Walsh III
Frank E. Wood
The additional information required under this Item is set forth in the Company’s 2011 Proxy Statement and in Part I hereof under the caption “Executive Officers of the Registrant” and is incorporated herein by reference.
     The Company has adopted a Code of Ethics that applies to the Company’s principal executive officer, principal financial officer, principal accounting officer, directors and employees. A copy of this Code of Ethics is incorporated with this report as Exhibit 14 and it is also posted on the Company’s Web site, www.chemed.com.
Item 11. Executive Compensation
     Information required under this Item is set forth in the Company’s 2011 Proxy Statement, which is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
     Information required under this Item is set forth in the Company’s 2011 Proxy Statement, which is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions and Director Independence.
     Information required under this Item is set forth in the Company’s 2011 Proxy Statement, which is incorporated herein by reference.
     A description of related party transactions is shown in Note 20 of the Notes to Consolidated Financial Statements on page 27 of the 2010 Annual Report to Stockholders and is incorporated herein by reference.
Item 14. Principal Accountant Fees and Services
Audit Fees
     PricewaterhouseCoopers LLP billed the Company $1,530,000 for 2009 and $1,568,000 for 2010. These fees were for professional services rendered for the integrated audit of the Company’s annual financial statements and of its internal control over financial reporting, review of the financial statements included in the Company’s Forms 10-Q and review of documents filed with the SEC.
Audit-Related Fees
     PricewaterhouseCoopers LLP billed the Company $221,000 and $131,000 for 2009 and 2010, respectively, for audit-related services. These services were related to the audit of one of Vitas’ Florida subsidiaries.
Tax Fees
     No such services were rendered in 2009 or 2010.
All Other Fees
     No other services were rendered in 2009. For 2010, $30,000 was billed for Information Technology Consulting Services.
     The Audit Committee has adopted a policy which requires the Committee’s pre-approval of audit and non-audit services performed by the independent auditor to assure that the provision of such services does not impair the auditor’s independence. The Audit Committee pre-approved all of the audit and non-audit services rendered by PricewaterhouseCoopers LLP as listed above.

PART IV
Item 15 Exhibits and Financial Statement Schedule
Exhibits

3.1	Certificate of Incorporation of Chemed Corporation.*

3.2	Certificate of Amendment to Certificate of Incorporation.*

3.3	By-Laws of Chemed Corporation.*

10.1	1999 Stock Incentive Plan.*,**

10.2	1999 Long-Term Employee Incentive Plan as amended through May 20, 2002.*,**

10.3	2002 Stock Incentive Plan.*,**

10.4	2002 Executive Long-Term Incentive Plan, as amended May 18, 2004.*,**

10.5	2004 Stock Incentive Plan.*,**

10.6	2006 Stock Incentive Plan, as amended August 11, 2006.*,**

10.7	2010 Stock Incentive Plan.*,**

10.8	Repurchase Agreement dated May 8, 2007 by and among Chemed Corporation, J.P. Morgan Securities Inc. and Citigroup Global Markets, Inc.*

10.9	Convertible Senior Note Indenture dated May 14, 2007 for 1.875% Convertible Senior Notes due 2014 by and among Chemed Corporation, the Subsidiary Guarantors and LaSalle Bank NA, as Trustee.*

10.10	Employment Agreement with David P. Williams dated December 1, 2006.*,**

10.11	First Amendment to Employment Agreement with David P. Williams dated July 9, 2009.*,**

10.12	Employment Agreement with Timothy S. O’Toole dated May 6, 2007.*,**

10.13	First Amendment to Employment Agreement with Timothy S. O’Toole dated July 9, 2009.*,**

10.14	Employment Agreement with Kevin J. McNamara dated May 3, 2008.*,**

10.15	First Amendment to Employment Agreement with Kevin J. McNamara dated July 9, 2009.*,**

10.16	Registration Rights Agreement, dated May 14, 2007 by and among Chemed Corporation, J.P. Morgan Securities, Inc. and Citigroup Global Markets Inc.*

10.17	Confirmation of Convertible Note Hedge, dated May 8, 2007 between Chemed Corporation and J.P. Morgan Chase Bank, NA.*

10.18	Confirmation of Convertible Note Hedge, dated May 8, 2007 between Chemed Corporation and Citibank, NA.*

10.19	Form of Convertible Note Warrant Transaction, dated May 8, 2007 between Chemed Corporation and Citibank NA.*

10.20	Form of Convertible Note Warrant Transaction, dated May 8, 2007 between Chemed Corporation and J.P. Morgan Chase Bank, NA.*

10.21	Excess Benefits Plan, as restated and amended, effective June 1, 2001.*,**

10.22	Amendment No. 1 to Excess Benefits Plan, effective July 1, 2001.*,**

10.23	Amendment No. 2 to Excess Benefits Plan, effective November 7, 2003.*,**

10.24	Non-Employee Directors’ Deferred Compensation Plan.*,**

10.25	Chemed/Roto-Rooter Savings & Retirement Plan, effective January 1, 1999.*,**

10.26	First Amendment to Chemed/Roto-Rooter Savings & Retirement Plan, effective September 6, 2000.*,**

10.27	Second Amendment to Chemed/Roto-Rooter Savings & Retirement Plan, effective January 1, 2001.*,**

10.28	Third Amendment to Chemed/Roto-Rooter Savings & Retirement Plan, effective December 12, 2001.*,**

10.29	Directors Emeriti Plan.*,**

10.30	Chemed Corporation Change in Control Severance Plan, as amended July 9, 2009.*,**

10.31	Chemed Corporation Senior Executive Severance Policy, as amended July 9, 2009.*,**

10.32	Roto-Rooter Deferred Compensation Plan No. 1, as amended January 1, 1998.*,**

10.33	Roto-Rooter Deferred Compensation Plan No. 2.*,**

10.34	Agreement and Plan of Merger, dated as of December 18, 2003, among Roto-Rooter, Inc., Marlin Merger Corp. and Vitas Healthcare Corporation.*

10.35	Credit Agreement, dated as of May 2, 2007, among Chemed Corporation, the lenders from time to time parties thereto and J.P. Morgan Chase Bank, NA, as Administrative Agent.*

10.35a	Credit Agreement Exhibits, dated as of May 2, 2007, among Chemed Corporation, the lenders from time to time parties thereto and J.P. Morgan Chase Bank, NA, as Administrative Agent.

10.35b	Credit Agreement Schedules, dated as of May 2, 2007, among Chemed Corporation, the lenders from time to time parties thereto and J.P. Morgan Chase Bank, NA, as Administrative Agent.

10.36	Form of Restricted Stock Award.*,**

10.37	Form of Stock Option Grant.*,**

12	Computation of Ratio to Earnings to Fixed Charges.

13	2010 Annual Report to Stockholders.

14	Policies on Business Ethics of Chemed Corporation.*

21	Subsidiaries of Chemed Corporation.

23	Consent of Independent Registered Public Accounting Firm.

24	Powers of Attorney.

31.1	Certification by Kevin J. McNamara pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act of 1934.

31.2	Certification by David P. Williams pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act of 1934.

31.3	Certification by Arthur V. Tucker, Jr. pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act of 1934.

32.1	Certification by Kevin J. McNamara pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by David P. Williams pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.3	Certification by Arthur V. Tucker, Jr. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document*

101.SCH	XBRL Extension Schema*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase*

101.LAB	XBRL Taxonomy Extension Label Linkbase*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase*

*	This exhibit is being filed by means of incorporation by reference (see Index to Exhibits on page E-1). Each other exhibit is being filed with this Annual Report on Form 10-K.

**	Management contract or compensatory plan or arrangement.
Financial Statement Schedule
     See Index to Financial Statements and Financial Statement Schedule on page S-1.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

February 28, 2011	CHEMED CORPORATION
	By	/s/ Kevin J. McNamara
Kevin J. McNamara
President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title		Date

/s/ Kevin J. McNamara	President and Chief
Kevin J. McNamara	Executive Officer and
a Director (Principal
Executive Officer)

/s/ David P. Williams	Executive Vice President and Chief
David P. Williams	Financial Officer
(Principal Financial Officer)

/s/ Arthur V. Tucker, Jr.	Vice President and		February 28, 2011
Arthur V. Tucker, Jr.	Controller
(Principal Accounting Officer)

Joel F. Gemunder*	Thomas P. Rice*
Patrick P. Grace*	Donald E. Saunders*
Thomas C. Hutton*	George J Walsh III*	— Directors
Walter L. Krebs*	Frank E. Wood*
Andrea R. Lindell*

*	Naomi C. Dallob by signing her name hereto signs this document on behalf of each of the persons indicated above pursuant to powers of attorney duly executed by such persons and filed with the Securities and Exchange Commission.

February 28, 2011	/s/ Naomi C. Dallob

Date	Naomi C. Dallob (Attorney-in-Fact)

CHEMED CORPORATION AND SUBSIDIARY COMPANIES
INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE
2008, 2009 AND 2010

	Page(s)
Chemed Corporation Consolidated Financial Statements and Financial Statement Schedule

Report of Independent Registered Public Accounting Firm	2	*
Consolidated Statement of Income	3	*
Consolidated Balance Sheet	4	*
Consolidated Statement of Cash Flows	5	*
Consolidated Statement of Changes in Stockholders’ Equity	6	*
Notes to Consolidated Financial Statements	7-31	*
Report of Independent Registered Public Accounting Firm on Financial Statement Schedule	S-2
Schedule II — Valuation and Qualifying Accounts	S-3

*	Indicates page numbers in Chemed Corporation 2010 Annual Report to Stockholders
     The consolidated financial statements of Chemed Corporation listed above, appearing in the 2010 Annual Report to Stockholders, are incorporated herein by reference. The Financial Statement Schedule should be read in conjunction with the consolidated financial statements listed above. Schedules not included have been omitted because they are not applicable or the required information is shown in the financial statements or notes thereto as listed above.

Report of Independent Registered Public Accounting
Firm on Financial Statement Schedule
To the Board of Directors of Chemed Corporation
Our audits of the consolidated financial statements and the effectiveness of internal control over financial reporting referred to in our report dated February 28, 2011 appearing in the 2010 Annual Report to Stockholders of Chemed Corporation (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedule listed in Item 15(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP
Cincinnati, Ohio February 28, 2011

SCHEDULE II
CHEMED CORPORATION AND SUBSIDIARY COMPANIES
VALUATION AND QUALIFYING ACCOUNTS
(IN THOUSANDS)
DR/(CR)

		ADDITIONS
		(CHARGED)
		CREDITED	(CHARGED)
	BALANCE AT	TO COSTS	CREDITED		BALANCE
	BEGINNING	AND	TO OTHER	DEDUCTIONS	AT END
DESCRIPTION	OF PERIOD	EXPENSES	ACCOUNTS	(a)	OF PERIOD
Allowances for doubtful accounts (b)

For the year 2010	$(12,595)	$(9,118)	$(472)	$8,853	$(13,332)

For the year 2009	$(10,320)	$(10,861)	$(656)	$9,242	$(12,595)

For the year 2008	$(9,746)	$(9,870)	$13	$9,283	$(10,320)

Allowances for doubtful accounts — notes receivable (c)

For the year 2010	$(408)	$40	$—	$—	$(368)

For the year 2009	$(482)	$28	$44	$2	$(408)

For the year 2008	$(529)	$51	$(13)	$9	$(482)

(a)	With respect to allowances for doubtful accounts, deductions include accounts considered uncollectible or written off, payments, companies divested, etc.

(b)	Classified in consolidated balance sheet as a reduction of accounts receivable.

(c)	Classified in consolidated balance sheet as a reduction of other assets.

INDEX TO EXHIBITS

		Page Number
		or
		Incorporation by Reference
Exhibit		File No. and	Previous
Number		Filing Date	Exhibit No.

3.1	Certificate of Incorporation of Chemed Corporation	Form S-3 Reg. No. 33-44177 11/26/91	4.1

3.2	Certificate of Amendment to Certificate of Incorporation	Form 8-K 5/16/06	3.1

3.3	By-Laws of Chemed Corporation as amended November 10, 2009	Form 8-K 11/13/09	3.1

10.1	1999 Stock Incentive Plan	Form 10-K 3/29/00, **	10.11

10.2	1999 Long Term Employee Incentive Plan as amended through May 20, 2002	Form 10-K 3/28/03, **	10.16

10.3	2002 Stock Incentive Plan	Form 10-K 3/28/03, **	10.17

10.4	2002 Executive Long- Incentive Plan, as amended May 18, 2004	Form 10-Q 8/19/04, **	10.16

10.5	2004 Stock Incentive Plan	Proxy Statement 3/25/04, **	A

10.6	2006 Stock Incentive Plan, as amended August 11, 2006	Form 10-Q 8/14/06, **	10.1

10.7	2010 Stock Incentive Plan	Form 8-K 5/18/10, **	99.1

10.8	Repurchase Agreement dated May 8, 2007 by and among Chemed Corporation, J.P. Morgan Securities Inc. and Citigroup Global Markets, Inc.	Form 8-K 5/17/07	1.1

10.9	Convertible Senior Note Indenture dated May 14, 2007 for 1.875% Convertible Senior Notes due 2014 by and among Chemed Corporation, the Subsidiary Guarantors and LaSalle Bank NA, as Trustee.	Form 8-KA 5/22/07	4.1

10.10	Employment Agreement with David P. Williams dated December 1, 2006.	Form 8-K 12/1/06, **	10.01

1

		Page Number
		or
		Incorporation by Reference
Exhibit		File No. and	Previous
Number		Filing Date	Exhibit No.

10.11	First Amendment to Employment Agreement with David P. Williams	Form 10-Q	10.02
	dated July 9, 2009.	7/31/09, **

10.12	Employment Agreement with Timothy S. O’Toole dated	Form 8-K	10.02
	May 6, 2007.	5/7/07, **

10.13	First Amendment to Employment Agreement with Timothy S. O’Toole	Form 10-Q	10.3
	dated July 9, 2009.	7/31/09,**

10.14	Employment Agreement with Kevin J. McNamara	Form 8-K	10.01
	dated May 3, 2008.	5/6/08, **

10.15	First Amendment to Employment Agreement with Kevin J. McNamara	Form 10-Q	10.1
	dated July 9, 2009.	7/31/09,**

10.16	Registration Rights Agreement, dated May 14, 2007 by and among	Form 8-K	10.5
	Chemed Corporation, J.P. Morgan Securities, Inc. and Citigroup	5/17/07
	Global Markets Inc.

10.17	Confirmation of Convertible Note Hedge, dated May 8, 2007 between	Form 8-K	10.1
	Chemed Corporation and J.P. Morgan Chase Bank, NA.	5/17/07

10.18	Confirmation of Convertible Note Hedge, dated May 8, 2007	Form 8-K	10.2
	between Chemed Corporation and Citibank, NA.	5/17/07

10.19	Form of Convertible Note Warrant Transaction, dated May 8, 2007	Form 8-K	10.4
	between Chemed Corporation and Citibank, NA.	5/17/07

10.20	Form of Convertible Note Warrant Transaction, dated May 8, 2007	Form 8-K	10.5
	between Chemed Corporation and J.P. Morgan Chase Bank, NA.	5/17/07

10.21	Excess Benefits Plan, as restated and amended, effective	Form 10-K	10.24
	June 1, 2001	3/12/04, **

10.22	Amendment No. 1 to Excess Benefits Plan, effective July 1, 2002	Form 10-K	10.25
		3/12/04, **

2

		Page Number
		or
		Incorporation by Reference
Exhibit		File No. and	Previous
Number		Filing Date	Exhibit No.

10.23	Amendment No. 2 to Excess Benefits Plan, effective November 7, 2003	Form 10-K 3/12/04, **	10.26

10.24	Non-Employee Directors’ Deferred Compensation Plan	Form 10-K 3/24/88, **	10.10

10.25	Chemed/Roto-Rooter Savings & Retirement Plan, effective January 1, 1999	Form 10-K 3/25/99, **	10.25

10.26	First Amendment to Chemed/Roto-Rooter Savings & Retirement Plan effective September 6, 2000	Form 10-K 3/28/02, **	10.22

10.27	Second Amendment to Chemed/Roto-Rooter Savings & Retirement Plan effective January 1, 2001	Form 10-K 3/28/02, **	10.23

10.28	Third Amendment to Chemed/Roto-Rooter Savings & Retirement Plan effective December 12, 2001	Form 10-K 3/28/02, **	10.24

10.29	Directors Emeriti Plan	Form 10-Q 5/12/88, **	10.11

10.30	Change in Control Severance Plan as amended July 9, 2009.	Form 10-Q 7/31/09, **	10.05

10.31	Senior Executive Severance Policy as amended July 9, 2009.	Form 10-Q 7/31/09, **	10.04

10.32	Roto-Rooter Deferred Compensation Plan No. 1, as amended January 1, 1998	Form 10-K 3/28/01, **	10.37

10.33	Roto-Rooter Deferred Compensation Plan No. 2	Form 10-K 3/28/01, **	10.38

10.34	Agreement and Plan of Merger, dated as of December 18, 2003, among Roto-Rooter, Inc., Marlin Merger Corp. and Vitas Healthcare Corporation	Form 8-K 12/19/03	99.2

10.35	Credit Agreement, dated as of May 2, 2007, among Chemed Corporation, the lenders from time to time parties thereto and J. P. Morgan Chase Bank, NA, as Administrative Agent.	Form 8-K 5/07/07	10.01

10.35a	Credit Agreement Exhibits, dated as of May 2, 2007, among Chemed Corporation, the lenders from time to time parties thereto and J.P. Morgan Chase Bank, NA, as Administrative Agent	*

10.35b	Credit Agreement Schedules, dated as of May 2, 2007, among Chemed Corporation, the lenders from time to time parties thereto and J.P. Morgan Chase Bank, NA, as Administrative Agent	*

3

Page Number
or
Incorporation by Reference
Exhibit		File No. and	Previous
Number		Filing Date	Exhibit No.

10.36	Form of Restricted Stock Award	Form 10-K 3/28/05, **	10.50

10.37	Form of Stock Option Grant	Form 10-K 3/28/05, **	10.51

12	Computation of Ratio of Earnings to Fixed Charges	*

13	2010 Annual Report to Stockholders	*

14	Policies on Business Ethics of Chemed Corporation	Form 10-K 3/12/04	14

21	Subsidiaries of Chemed Corporation	*

23	Consent of Independent Registered Public Accounting Firm	*

24	Powers of Attorney	*

31.1	Certification by Kevin J. McNamara pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act of 1934.	*

31.2	Certification by David P. Williams pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act of 1934.	*

31.3	Certification by Arthur V. Tucker, Jr. pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act of 1934.	*

32.1	Certification by Kevin J. McNamara pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	*

32.2	Certification by David P. Williams pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	*

32.3	Certification by Arthur V. Tucker, Jr. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	*

101.INS	XBRL Instance Document	*

101.SCH	XBRL Extension Schema	*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase	*

101.LAB	XBRL Taxonomy Extension Label Linkbase	*

4

Page Number
or
Incorporation by Reference
Exhibit		File No. and	Previous
Number		Filing Date	Exhibit No.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase	*

*	Filed herewith.

**	Management contract or compensatory plan or arrangement.

5