Form 10-Q
period 2011-03-31
CHEMED CORP
filed 2011-04-29
CIK 19584

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)

X	Quarterly Report Under Section 13 or 15 (d) of the Securities Exchange Act of 1934 For the Quarterly Period Ended March 31, 2011

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
Large accelerated filer	X	Accelerated filer	Non-accelerated filer	Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes	No	X

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Amount	Date

Capital Stock $1 Par Value	21,271,320 Shares	March 31, 2011

CHEMED CORPORATION AND
SUBSIDIARY COMPANIES

EX – 10.1
EX – 31.1
EX – 31.2
EX – 31.3
EX – 32.1
EX – 32.2
EX – 32.3
EX – 101.INS
EX – 101.SCH
EX – 101.CAL
EX – 101.LAB
EX – 101.PRE

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
CHEMED CORPORATION AND SUBSIDIARY COMPANIES
UNAUDITED CONSOLIDATED BALANCE SHEET
(in thousands, except share and per share data)

	March 31,	December 31,
	2011	2010
ASSETS
Current assets
Cash and cash equivalents	$59,745	$49,917
Accounts receivable less allowances of $12,721 (2010 - $13,332)	92,912	112,999
Inventories	7,967	7,728
Current deferred income taxes	13,352	15,098
Prepaid income taxes	-	770
Prepaid expenses	9,538	10,285
Total current assets	183,514	196,797
Investments of deferred compensation plans	31,897	28,304
Properties and equipment, at cost, less accumulated depreciation of $137,433 (2010 - $132,696)	79,146	79,292
Identifiable intangible assets less accumulated amortization of $27,788 (2010 - $27,438)	56,061	56,410
Goodwill	458,434	458,343
Other assets	13,676	11,015
Total Assets	$822,728	$830,161

LIABILITIES
Current liabilities
Accounts payable	$38,249	$55,829
Income taxes	8,250	1,161
Accrued insurance	35,511	36,492
Accrued compensation	39,469	39,719
Other current liabilities	14,457	16,141
Total current liabilities	135,936	149,342
Deferred income taxes	24,164	25,085
Long-term debt	161,054	159,208
Deferred compensation liabilities	31,437	27,851
Other liabilities	6,267	6,626
Total Liabilities	358,858	368,112

STOCKHOLDERS' EQUITY
Capital stock - authorized 80,000,000 shares $1 par; issued 30,709,253 shares (2010 - 30,381,863 shares)	30,709	30,382
Paid-in capital	379,167	365,007
Retained earnings	488,439	473,316
Treasury stock - 9,537,773 shares (2010 - 9,103,185 shares), at cost	(436,427)	(408,615)
Deferred compensation payable in Company stock	1,982	1,959
Total Stockholders' Equity	463,870	462,049
Total Liabilities and Stockholders' Equity	$822,728	$830,161

See accompanying notes to unaudited financial statements.

CHEMED CORPORATION AND SUBSIDIARY COMPANIES
UNAUDITED CONSOLIDATED STATEMENT OF INCOME
(in thousands, except per share data)

	Three Months Ended March 31,
	2011	2010
Service revenues and sales	$330,918	$308,813
Cost of services provided and goods sold (excluding depreciation)	237,458	219,137
Selling, general and administrative expenses	55,654	48,538
Depreciation	6,288	5,469
Amortization	970	1,224
Total costs and expenses	300,370	274,368
Income from operations	30,548	34,445
Interest expense	(3,244)	(2,952)
Other income	2,102	186
Income before income taxes	29,406	31,679
Income taxes	(11,305)	(12,321)
Net income	$18,101	$19,358

Earnings Per Share
Net income	$0.86	$0.86
Average number of shares outstanding	21,055	22,593

Diluted Earnings Per Share
Net income	$0.84	$0.84
Average number of shares outstanding	21,568	23,021

Cash Dividends Per Share	$0.14	$0.12

See accompanying notes to unaudited financial statements.

CHEMED CORPORATION AND SUBSIDIARY COMPANIES
UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOWS
(in thousands)

	Three Months Ended
	March 31,
	2011	2010
Cash Flows from Operating Activities
Net income	$18,101	$19,358
Adjustments to reconcile net income to net cash provided
by operating activities:
Depreciation and amortization	7,258	6,693
Noncash long-term incentive compensation	2,595	-
Provision for uncollectible accounts receivable	2,111	2,472
Stock option expense	1,933	2,051
Amortization of discount on convertible notes	1,846	1,726
Provision for deferred income taxes	814	(2,282)
Changes in operating assets and liabilities, excluding
amounts acquired in business combinations:
Decrease/(increase) in accounts receivable	17,923	(36,445)
Increase in inventories	(239)	(66)
Decrease in prepaid expenses	747	502
Decrease in accounts payable and other current liabilities	(12,137)	(381)
Increase in income taxes	9,739	13,955
Increase in other assets	(3,667)	(1,672)
Increase in other liabilities	3,227	2,724
Excess tax benefit on share-based compensation	(1,895)	(1,135)
Other sources	185	151
Net cash provided by operating activities	48,541	7,651
Cash Flows from Investing Activities
Capital expenditures	(6,173)	(5,424)
Proceeds from sales of property and equipment	33	27
Other uses	(142)	(157)
Net cash used by investing activities	(6,282)	(5,554)
Cash Flows from Financing Activities
Purchases of treasury stock	(24,260)	(2,516)
Decrease in cash overdrafts payable	(8,310)	(1,216)
Proceeds from issuance of capital stock	3,647	2,672
Dividends paid	(2,977)	(2,739)
Debt issuance costs	(2,708)	-
Excess tax benefit on share-based compensation	1,895	1,135
Other sources	282	270
Net cash used by financing activities	(32,431)	(2,394)
Increase/(Decrease) in Cash and Cash Equivalents	9,828	(297)
Cash and cash equivalents at beginning of year	49,917	112,416
Cash and cash equivalents at end of period	$59,745	$112,119

See accompanying notes to unaudited financial statements.

CHEMED CORPORATION AND SUBSIDIARY COMPANIES
Notes to Unaudited Financial Statements

1.  Basis of Presentation
 As used herein, the terms "We," "Company" and "Chemed" refer to Chemed Corporation or Chemed Corporation and its consolidated subsidiaries.

We have prepared the accompanying unaudited consolidated financial statements of Chemed in accordance with Rule 10-01 of SEC Regulation S-X.  Consequently, we have omitted certain disclosures required under generally accepted accounting principles in the United States (“GAAP”) for complete financial statements.  The December 31, 2010 balance sheet data were derived from audited financial statements but do not include all disclosures required by GAAP.  However, in our opinion, the financial statements presented herein contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly our financial position, results of operations and cash flows.  These financial statements are prepared on the same basis as and should be read in conjunction with the Consolidated Financial Statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2010.

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

As of March 31, 2011, VITAS has approximately $2.3 million in unbilled revenue included in accounts receivable (December 31, 2010 - $2.8 million).  The unbilled revenue at VITAS relates to hospice programs currently undergoing focused medical reviews (“FMR”).  During FMR, surveyors working on behalf of the U.S. Federal government review certain patient files for compliance with Medicare regulations.  During the time the patient file is under review, we are unable to bill for care provided to those patients.  We make appropriate provisions to reduce our accounts receivable balance for potential denials of patient service revenue due to FMR activity.

Vitas provides charity care, in certain circumstances, to patients without charge when management of the hospice program determines that the patient does not have the financial wherewithal to make payment.  There is no revenue or associated accounts receivable in the accompanying consolidated financial statements related to charity care.  The cost of charity care was $1.8 million and $1.6 million for the three-month periods ended March 31, 2011 and 2010, respectively.  The cost of charity care is calculated by taking the ratio of charity care days to total days of care and multiplying by total cost of care.

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

During the three-month period ended March 31, 2011 we reversed Medicare cap liability for amounts recorded in the fourth quarter of 2010 for three programs’ projected 2011 measurement period liability.  We reversed these amounts as improving admission trends in these programs indicate that the liability had decreased (one program) or been eliminated (two programs).  We also reversed the remaining Medicare cap liability for our Phoenix program due to expiration for the period under review.  Shown below is the Medicare cap liability activity for the periods ended March 31, 2011 and 2010 (in thousands):

	March 31,
	2011	2010
Beginning balance January 1,	$1,371	$1,981
Reversal - 2011 measurement period	(812)	-
Reversal - 2010 measurement period	-	(1,749)
Other	(198)	-
Ending balance March 31,	$361	$232

3.      Segments
Service revenues and sales and after-tax earnings by business segment are as follows (in thousands):

	Three months ended
	March 31,
	2011	2010
Service Revenues and Sales
VITAS	$235,673	$222,940
Roto-Rooter	95,245	85,873
Total	$330,918	$308,813

After-tax Earnings
VITAS	$18,125	$18,438
Roto-Rooter	8,511	7,813
Total	26,636	26,251
Corporate	(8,535)	(6,893)
Net income	$18,101	$19,358

We report corporate administrative expenses and unallocated investing and financing income and expense not directly related to either segment as “Corporate”.

4.      Earnings per Share
Earnings per share are computed using the weighted average number of shares of capital stock outstanding.  Earnings and diluted earnings per share for 2011 and 2010 are computed as follows (in thousands, except per share data):

	Net Income
For the Three Months Ended March 31,	Income	Shares	Earnings per Share
2011
Earnings	$18,101	21,055	$0.86
Dilutive stock options	-	430
Nonvested stock awards	-	83
Diluted earnings	$18,101	21,568	$0.84

2010
Earnings	$19,358	22,593	$0.86
Dilutive stock options	-	346
Nonvested stock awards	-	82
Diluted earnings	$19,358	23,021	$0.84

For the three-month period ended March 31, 2011, 979,000 stock options were excluded from the computation of diluted earnings per share as their exercise prices were greater than the average market price for most of the period. For the three-month period ended March 31, 2010, 1.3 million stock options were excluded from the computation of diluted earnings per share.

Diluted earnings per share may be impacted in the future as the result of the issuance of our 1.875% Senior Convertible Notes (the “Notes”) and related purchased call options and sold warrants.  Per FASB’s authoritative guidance on the effect of contingently convertible instruments on diluted earnings per share and convertible bonds with an issuer option to settle for cash upon conversion, we will not include any shares related to the Notes in our calculation of diluted earnings per share until our average stock price for a quarter exceeds the current conversion price.  We would then include in our diluted earnings per share calculation those shares issuable using the treasury stock method.  The amount of shares issuable is based upon the amount by which the average stock price for the quarter exceeds the conversion price.  The purchased call option does not impact the calculation of diluted earnings per share as it is always anti-dilutive. The sold warrants become dilutive when our average stock price for a quarter exceeds the strike price of the warrant.

The following table provides examples of how changes in our stock price impact the number of shares that would be included in our diluted earnings per share calculation.  It also shows the impact on the number of shares issuable upon conversion of the Notes and settlement of the purchased call options and sold warrants:

	Shares		Total Treasury	Shares Due	Incremental
	Underlying 1.875%		Method	to the Company	Shares Issued/
Share	Convertible	Warrant	Incremental	under Notes	(Received) by the Company
Price	Notes	Shares	Shares (a)	Hedges	upon Conversion (b)
$80.73	21,039	-	21,039	(22,507)	(1,468)
$90.73	276,282	-	276,282	(295,558)	(19,276)
$100.73	480,846	-	480,846	(514,395)	(33,549)
$110.73	648,462	119,430	767,892	(693,706)	74,186
$120.73	788,311	316,603	1,104,914	(843,312)	261,602
$130.73	906,765	483,611	1,390,376	(970,030)	420,346

a)	Represents the number of incremental shares that must be included in the calculation of fully diluted shares under U.S. GAAP.
b)	Represents the number of incremental shares to be issued by the Company upon conversion of the 1.875% Convertible Notes, assuming concurrentsettlement of the note hedges and warrants.

5.      Long-Term Debt
On March 1, 2011, we replaced our existing credit agreement with our Revolving Credit Facility (“2011 Credit Agreement”).  Terms of the 2011 Credit Agreement consist of a five-year, $350 million revolving credit facility.  This 2011 Credit Agreement has a floating interest rate that is currently LIBOR plus 175 basis points.  The 2011 Credit Agreement also includes a $150 million expansion feature.  Debt issuance costs associated with the existing credit agreement were not material.   The 2011 Credit Agreement contains the following quarterly financial covenants:

Description	Requirement

Leverage Ratio (Consolidated Indebtedness/Consolidated Adj. EBITDA)	< 3.50 to 1.00

Fixed Charge Coverage Ratio (Consolidated Free Cash Flow/Consolidated Fixed Charges)	> 1.50 to 1.00

Annual Operating Lease Commitment	< $30.0 million

We are in compliance with all debt covenants as of March 31, 2011.  We have issued $28.0 million in standby letters of credit as of March 31, 2011 for insurance purposes.  Issued letters of credit reduce our available credit under the 2011 Credit Agreement.  As of March 31, 2011, we have approximately $322.0 million of unused lines of credit available and eligible to be drawn down under our revolving credit facility, excluding the $150 million expansion feature.

In May 2008, the FASB issued authoritative guidance for accounting for convertible debt instruments that may be settled in cash upon conversion including partial cash settlement.  This guidance requires all convertible debentures classified as Instruments B or C to separately account for the debt and equity pieces of the instrument.   Convertible debentures classified as Instruments B may be settled in either stock or cash equivalent to the conversion value and convertible debentures classified as Instruments C must settle the accreted value of the obligation in cash and may satisfy the excess conversion value in either cash or stock.  At inception of the convertible instrument, cash flows related to the convertible instrument are to be discounted using a market rate of interest.  We adopted the provisions of the guidance on January 1, 2009 and applied the guidance to our outstanding Convertible Notes (“Notes”), retrospectively.  Upon adoption, the Notes had a discount of approximately $55.1 million.

The following amounts are included in our consolidated balance sheet related to the Notes:

	March 31, 2011	December 31, 2010
Principal amount of convertible debentures	$186,956	$186,956
Unamortized debt discount	(25,902)	(27,748)
Carrying amount of convertible debentures	$161,054	$159,208
Additional paid in capital (net of tax)	$31,310	$31,310

The following amounts comprise interest expense included in our consolidated income statement (in thousands):

	Three months ended March 31,
	2011	2010
Cash interest expense	$1,152	$1,070
Non-cash amortization of debt discount	1,846	1,726
Amortization of debt costs	246	156
Total interest expense	$3,244	$2,952

The unamortized debt discount will be amortized using the effective interest method over the remaining life of the Notes.  The effective rate on the Notes after adoption of the standard is approximately 6.875%.

6.      Other Income -- Net
Other income -- net comprises the following (in thousands):

	Three months ended March 31,
	2011	2010
Market value gains on assets held in
deferred compensation trust	$2,064	$188
Loss on disposal of property and equipment	(21)	(94)
Interest income	61	75
Other - net	(2)	17
Total other income/(expense)	$2,102	$186

7.      Stock-Based Compensation Plans
In January 2011, we met a stock price target of $62.00 under our Long-Term Incentive Plan.  On January 14, 2011, the Compensation/Incentive Committee of the Board of Directors (“CIC”) approved a stock grant of 41,100 shares (including 7,350 shares from the discretionary pool) and the related allocation to participants.  The cumulative compensation expense related to the stock grant was $3.0 million.

On February 18, 2011, the CIC approved a time-based LTIP award of 42,000 shares of restricted stock to certain key employees.  The restricted shares cliff vest four years from the date of issuance.  The cumulative compensation expense related to the restricted award is $2.7 million and will be recognized ratably over the four-year vesting period.  We assumed no forfeitures in determining the cumulative compensation expense of the grant.

On February 18, 2011, the CIC approved a grant of 35,713 shares of restricted stock to certain key employees.  The restricted shares cliff vest four years from the date of issuance.  The cumulative compensation expense related to the restricted stock award is $2.3 million and will be recognized ratably over the four-year vesting period.  We assumed no forfeitures in determining the cumulative compensation expense of the grant.

  On February 18, 2011, the CIC approved a grant of 513,100 stock options to certain employees.  The stock options vest ratably over three years from the date of issuance.  The cumulative compensation expense related to the stock option grant is $9.8 million and will be recognized over the three-year vesting period.  We used the Black-Scholes option valuation method to determine the cumulative compensation expense of the grant.

8.     Independent Contractor Operations
The Roto-Rooter segment sublicenses with 64 independent contractors to operate certain plumbing repair and drain cleaning businesses in lesser-populated areas of the United States and Canada.  We had notes receivable from our independent contractors as of March 31, 2011 totaling $1.2 million (December 31, 2010 -$1.1 million).  In most cases these loans are fully or partially secured by equipment owned by the contractor.  The interest rates on the loans range from zero to 8% per annum and the remaining terms of the loans range from two months to 5 years at March 31, 2011.  We recorded the following from our independent contractors:

	Three months ended March 31,
	2011	2010
Revenues	$6,512	$5,655
Pretax profits	2,987	2,383

 9.    Pension and Retirement Plans
All of the Company’s plans that provide retirement and similar benefits are defined contribution plans.  Expenses for the Company’s pension and profit-sharing plans, excess benefit plans and other similar plans were $4.1 million and $2.5 million for the three months ended March 31, 2011 and 2010, respectively. These expenses include the impact of market gains and losses on assets held in deferred compensation plans.

10.   Legal and Regulatory Matters
Litigation
On March 1, 2010 Anthony Morangelli and Frank Ercole filed a class action lawsuit in federal district court for the Eastern District of New York seeking unpaid minimum wages and overtime service technician compensation from Roto-Rooter and Chemed.  They also seek payment of penalties, interest and plaintiffs’ attorney fees.  We contest these allegations.  In September 2010, the Court conditionally certified a nationwide class of service technicians, excluding those who signed dispute resolution agreements in which they agreed to arbitrate claims arising out of their employment.  There has been no final determination of the merits of collective treatment of the case. We are unable to estimate our potential liability, if any, with respect to this case.

VITAS is party to a class action lawsuit filed in the Superior Court of California, Los Angeles County, in September 2006 by Bernadette Santos, Keith Knoche and Joyce White.  This case alleges failure to pay overtime and failure to provide meal and rest periods to a purported class of California admissions nurses, chaplains and sales representatives.  The case seeks payment of penalties, interest and Plaintiffs’ attorney fees.  VITAS contests these allegations.  In December 2009, the trial court denied Plaintiffs’ motion for class certification.  This decision is currently under appeal.  We are unable to estimate our potential liability, if any, with respect to this case.

Regardless of outcome, defense of litigation adversely affects us through defense costs, diversion of our time and related publicity.

Regulatory Matters
In May 2009, VITAS received an administrative subpoena from the U.S. Department of Justice requesting VITAS deliver to the Office of Inspector General (“OIG”) for the Department of Health and Human Services documents, patient records, and policy and procedure manuals for headquarters and its Texas programs concerning hospice services provided for the period January 1, 2003 to the date of the letter.  In August 2009, the OIG selected medical records for 59 past and current patients from a Texas program for review.   In February 2010, VITAS received a companion civil investigative demand (“CID”) from the State of Texas Attorney General’s Office, seeking related documents. In September 2010, it received a second CID and a second administrative subpoena seeking related documents.  In April 2011, the U.S. Attorney provided the Company with a copy of a qui tam complaint filed under seal in U.S. District Court for the Northern District of Texas.  The complaint and all the filings in the action remain under seal.  The U.S. Attorney has not decided whether to intervene in the action.  We are conferring with the U.S. Attorney regarding the Company’s defenses to the complaint’s allegations.   We can neither predict the outcome of this investigation nor estimate our potential liability, if any.  We believe that we are in compliance with Medicare and Medicaid rules and regulations applicable to hospice providers.

In April 2005, the OIG served VITAS with civil subpoenas relating to VITAS’ alleged failure to appropriately bill Medicare and Medicaid for hospice services.  As part of this investigation, the OIG selected medical records for 320 past and current patients from VITAS’ three largest programs for review.  It also sought policies and procedures dating back to 1998 covering admissions, certifications, recertifications and discharges.  During the third quarter of 2005 and again in May 2006, the OIG requested additional information from us.  The Court dismissed a related qui tam complaint filed in U.S. District Court for the Southern District of Florida with prejudice in July 2007.  The plaintiffs appealed this dismissal, which the Court of Appeals affirmed.  The government continues to investigate the complaint’s allegations.  In March 2009, we received a letter from the government reiterating the basis of their investigation.  We are unable to estimate our potential liability, if any, with respect to this matter. We believe that we are in compliance with Medicare and Medicaid rules and regulations applicable to hospice providers.

The costs to comply with either of these investigations were not material for any period presented.  Regardless of outcome, responding to the subpoenas can adversely affect us through defense costs, diversion of our time and related publicity.

11.   Related Party Agreement
VITAS has pharmacy services agreements ("Agreements") with Omnicare, Inc. and its subsidiaries (“OCR”) whereby OCR provides specified pharmacy services for VITAS and its hospice patients in geographical areas served by both VITAS and OCR.  The Agreements renew automatically for one-year terms.  Either party may cancel the Agreements at the end of any term by giving 90 days prior written notice.  VITAS made purchases from OCR of $9.3 million and $8.6 million for the three months ended March 31, 2011 and 2010, respectively.

Mr. Joel Gemunder retired as President and CEO of OCR during the third quarter of 2010 and is a director of the Company.  Ms. Andrea Lindell is a director of both OCR and the Company.  We believe that the terms of the Agreements are no less favorable to VITAS than we could negotiate with an unrelated party.

12.   Cash Overdrafts and Cash Equivalents
Included in accounts payable at March 31, 2011 is cash overdrafts payable of $2.8 million (December 31, 2010 - $11.1 million).

From time to time throughout the year, we invest excess cash in money market funds or repurchase agreements directly with major commercial banks.  We do not physically hold the collateral for repurchase agreements, but the term is less than 10 days.  We closely monitor the creditworthiness of the institutions with which we invest our overnight funds and the quality of the collateral underlying those investments.  We had $53.8 million in cash equivalents as of March 31, 2011.  There was $45.5 million in cash equivalents as of December 31, 2010.  The weighted average rate of return for our cash equivalents was 0.1% for both March 31, 2011 and December 31, 2010.

13.   Financial Instruments
FASB’s authoritative guidance on fair value measurements defines a hierarchy which prioritizes the inputs in fair value measurements.  Level 1 measurements are measurements using quoted prices in active markets for identical assets or liabilities.  Level 2 measurements use significant other observable inputs.  Level 3 measurements are measurements using significant unobservable inputs which require a company to develop its own assumptions.  In recording the fair value of assets and liabilities, companies must use the most reliable measurement available.

The following shows the carrying value, fair value and the hierarchy for our financial instruments as of March 31, 2011 (in thousands):

		Fair Value Measure
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Mutual fund investments of deferred compensation plans held in trust	$31,897	$31,897	$-	$-
Long-term debt	161,054	191,280	-	-

For cash and cash equivalents, accounts receivable and accounts payable, the carrying amount is a reasonable estimate of fair value because of the liquidity and short-term nature of these instruments.

14.  Capital Stock Transactions
On February 22, 2011 our Board of Directors authorized $100 million of capital stock repurchases under the newly established February 2011 repurchase program.  For the quarter ended March 31, 2011, we repurchased 341,513 shares at a weighted average price of $63.79 under the April 2007 and February 2011 plans.  For the quarter ended March 31, 2010, we repurchased 31,375 shares at a weighted average cost per share of $47.17.

15.  Guarantor Subsidiaries
Our 1.875% Notes are fully and unconditionally guaranteed on an unsecured, jointly and severally liable basis by certain of our 100% owned subsidiaries.  The following unaudited, condensed, consolidating financial data presents the composition of the parent company (Chemed), the guarantor subsidiaries and the non-guarantor subsidiaries as of March 31, 2011 and December 31, 2010 for the balance sheet, the three months ended March 31, 2011 and March 31, 2010 for the income statement and the three months ended March 31, 2011  and  March 31, 2010 for the statement of cash flows (dollars in thousands):

March 31, 2011		Guarantor	Non-Guarantor	Consolidating
	Parent	Subsidiaries	Subsidiaries	Adjustments	Consolidated
ASSETS
Cash and cash equivalents	$61,443	$(7,872)	$6,174	$-	$59,745
Accounts receivable, less allowances	731	91,619	562	-	92,912
Intercompany receivables	-	207,246	-	(207,246)	-
Inventories	-	7,299	668	-	7,967
Current deferred income taxes	(695)	13,881	166	-	13,352
Prepaid expenses	551	8,872	115	-	9,538
Total current assets	62,030	321,045	7,685	(207,246)	183,514
Investments of deferred compensation plans	-	-	31,897	-	31,897
Properties and equipment, at cost, less accumulated depreciation	12,275	64,513	2,358	-	79,146
Identifiable intangible assets less accumulated amortization	-	56,061	-	-	56,061
Goodwill	-	453,864	4,570	-	458,434
Other assets	8,526	2,950	2,200	-	13,676
Investments in subsidiaries	733,808	19,901	-	(753,709)	-
Total assets	$816,639	$918,334	$48,710	$(960,955)	$822,728
LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable	$418	$37,552	$279	$-	$38,249
Intercompany payables	202,439	-	4,807	(207,246)	-
Income taxes	(6,743)	13,323	1,670	-	8,250
Accrued insurance	(72)	35,583	-	-	35,511
Accrued compensation	1,072	37,886	511	-	39,469
Other current liabilities	3,192	11,110	155	-	14,457
Total current liabilities	200,306	135,454	7,422	(207,246)	135,936
Deferred income taxes	(11,618)	45,321	(9,539)	-	24,164
Long-term debt	161,054	-	-	-	161,054
Deferred compensation liabilities	-	-	31,437	-	31,437
Other liabilities	3,027	2,694	546	-	6,267
Stockholders' equity	463,870	734,865	18,844	(753,709)	463,870
Total liabilities and stockholders' equity	$816,639	$918,334	$48,710	$(960,955)	$822,728

December 31, 2010		Guarantor	Non-Guarantor	Consolidating
	Parent	Subsidiaries	Subsidiaries	Adjustments	Consolidated
ASSETS
Cash and cash equivalents	$45,324	$(1,571)	$6,164	$-	$49,917
Accounts receivable, less allowances	802	111,716	481	-	112,999
Intercompany receivables	-	172,426	-	(172,426)	-
Inventories	-	7,191	537	-	7,728
Current deferred income taxes	(688)	15,666	120	-	15,098
Prepaid income taxes	2,787	(1,809)	(208)	-	770
Prepaid expenses	782	9,244	259	-	10,285
Total current assets	49,007	312,863	7,353	(172,426)	196,797
Investments of deferred compensation plans	-	-	28,304	-	28,304
Properties and equipment, at cost, less accumulated depreciation	12,513	64,743	2,036	-	79,292
Identifiable intangible assets less accumulated amortization	-	56,410	-	-	56,410
Goodwill	-	453,864	4,479	-	458,343
Other assets	6,049	2,791	2,175	-	11,015
Investments in subsidiaries	716,815	18,696	-	(735,511)	-
Total assets	$784,384	$909,367	$44,347	$(907,937)	$830,161
LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable	$4,924	$50,457	$448	$-	$55,829
Intercompany payables	167,067	-	5,359	(172,426)	-
Income taxes	(7,190)	8,745	(394)	-	1,161
Accrued insurance	906	35,586	-	-	36,492
Accrued compensation	4,235	35,016	468	-	39,719
Other current liabilities	1,549	13,447	1,145	-	16,141
Total current liabilities	171,491	143,251	7,026	(172,426)	149,342
Deferred income taxes	(11,356)	45,168	(8,727)	-	25,085
Long-term debt	159,208	-	-	-	159,208
Deferred compensation liabilities	-	-	27,851	-	27,851
Other liabilities	2,992	3,123	511	-	6,626
Stockholders' equity	462,049	717,825	17,686	(735,511)	462,049
Total liabilities and stockholders' equity	$784,384	$909,367	$44,347	$(907,937)	$830,161

For the three months ended March 31, 2011		Guarantor	Non-Guarantor	Consolidating
	Parent	Subsidiaries	Subsidiaries	Adjustments	Consolidated
Continuing Operations
Service revenues and sales	$-	$324,157	$6,761	$-	$330,918
Cost of services provided and goods sold	-	233,876	3,582	-	237,458
Selling, general and administrative expenses	6,684	45,581	3,389	-	55,654
Depreciation	239	5,862	187	-	6,288
Amortization	355	615	-	-	970
Total costs and expenses	7,278	285,934	7,158	-	300,370
Income/ (loss) from operations	(7,278)	38,223	(397)	-	30,548
Interest expense	(3,132)	(112)	-	-	(3,244)
Other (expense)/income - net	3,770	(3,729)	2,061	-	2,102
Income/ (loss) before income taxes	(6,640)	34,382	1,664	-	29,406
Income tax (provision)/ benefit	2,403	(13,052)	(656)	-	(11,305)
Equity in net income of subsidiaries	22,338	1,033	-	(23,371)	-
Net income	$18,101	$22,363	$1,008	$(23,371)	$18,101

For the three months ended March 31, 2010		Guarantor	Non-Guarantor	Consolidating
	Parent	Subsidiaries	Subsidiaries	Adjustments	Consolidated
Continuing Operations
Service revenues and sales	$-	$303,002	$5,811	$-	$308,813
Cost of services provided and goods sold	-	216,200	2,937	-	219,137
Selling, general and administrative expenses	5,698	41,317	1,523	-	48,538
Depreciation	136	5,133	200	-	5,469
Amortization	330	894	-	-	1,224
Total costs and expenses	6,164	263,544	4,660	-	274,368
Income/ (loss) from operations	(6,164)	39,458	1,151	-	34,445
Interest expense	(2,851)	(101)	-	-	(2,952)
Other (expense)/income - net	3,621	(3,637)	202	-	186
Income/ (loss) before income taxes	(5,394)	35,720	1,353	-	31,679
Income tax (provision)/ benefit	1,744	(13,539)	(526)	-	(12,321)
Equity in net income of subsidiaries	23,008	826	-	(23,834)	-
Net income	$19,358	$23,007	$827	$(23,834)	$19,358

For the three months ended March 31, 2011		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Consolidated
Cash Flow from Operating Activities:
Net cash provided/(used) by operating activities	$(1,095)	$48,715	$921	$48,541

Cash Flow from Investing Activities:
Capital expenditures	(1)	(5,649)	(523)	(6,173)
Proceeds from sale of property and equipment	-	33	-	33
Other sources/(uses) - net	(48)	(108)	14	(142)
Net cash used by investing activities	(49)	(5,724)	(509)	(6,282)

Cash Flow from Financing Activities:
Change in cash overdrafts payable	668	(8,978)	-	(8,310)
Change in intercompany accounts	40,963	(40,314)	(649)	-
Dividends paid to shareholders	(2,977)	-	-	(2,977)
Purchases of treasury stock	(24,238)	-	(22)	(24,260)
Proceeds from exercise of stock options	3,647	-	-	3,647
Realized excess tax benefit on share based compensation	1,895	-	-	1,895
Debt issuance cost	(2,708)	-	-	(2,708)
Other sources - net	13	-	269	282
Net cash provided/(used) by financing activities	17,263	(49,292)	(402)	(32,431)
Net increase/(decrease) in cash and cash equivalents	16,119	(6,301)	10	9,828
Cash and cash equivalents at beginning of year	45,324	(1,571)	6,164	49,917
Cash and cash equivalents at end of period	$61,443	$(7,872)	$6,174	$59,745

For the three months ended March 31, 2010		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Consolidated
Cash Flow from Operating Activities:
Net cash provided/(used) by operating activities	$(14,132)	$21,652	$131	$7,651

Cash Flow from Investing Activities:
Capital expenditures	(2)	(5,176)	(246)	(5,424)
Proceeds from sale of property and equipment	-	27	-	27
Other uses - net	(50)	(107)	-	(157)
Net cash used by investing activities	(52)	(5,256)	(246)	(5,554)

Cash Flow from Financing Activities:
Change in cash overdrafts payable	473	(1,689)	-	(1,216)
Change in intercompany accounts	13,377	(13,840)	463	-
Dividends paid to shareholders	(2,739)	-	-	(2,739)
Purchases of treasury stock	(2,516)	-	-	(2,516)
Proceeds from exercise of stock options	2,672	-	-	2,672
Realized excess tax benefit on share based compensation	1,135	-	-	1,135
Other sources - net	23	80	167	270
Net cash provided/ (used) by financing activities	12,425	(15,449)	630	(2,394)
Net increase/(decrease) in cash and cash equivalents	(1,759)	947	515	(297)
Cash and cash equivalents at beginning of year	109,331	(1,221)	4,306	112,416
Cash and cash equivalents at end of period	$107,572	$(274)	$4,821	$112,119

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

The following is a summary of the key operating results for the three months ended March 31, 2011 and 2010 (in thousands except per share amounts):

	Three months ended March 31,
	2011	2010
Service revenues and sales	$330,918	$308,813
Net income	$18,101	$19,358
Diluted EPS	$0.84	$0.84
Adjusted EBITDA	$45,618	$43,071
Adjusted EBITDA as a % of revenue	13.8%	13.9%

EBITDA and Adjusted EBITDA are not measures derived in accordance with GAAP.  We use Adjusted EBITDA as a measure of earnings for our LTIP awards.  We provide EBITDA and Adjusted EBITDA to help readers evaluate our operating results, compare our operating performance with that of similar companies that have different capital structures and help evaluate our ability to meet future debt service, capital expenditure and working capital requirements.  Our EBITDA and Adjusted EBITDA should not be considered in isolation or as a substitute for comparable measures presented in accordance with GAAP.  A reconciliation of our net income to our EBITDA and Adjusted EBITDA is presented on page 23.

For the three months ended March 31, 2011, the increase in consolidated service revenues and sales was driven by a 5.7% increase at VITAS and a 10.9% increase at Roto-Rooter.  The increase in service revenues at VITAS was a result of increased average daily census (“ADC”) of 4.8%, driven by an increase in admissions of 6.4%, combined with Medicare price increases of approximately 2.1%.  Roto-Rooter was driven by an approximate 5.8% increase in job count and a 5.4% price and mix shift increase. Consolidated net income decreased 6.5% mainly as a result of a $3.0 million payment of long term incentive compensation in the first quarter of 2011.  Diluted EPS and Adjusted EBITDA as a percent of revenue were flat when compared with the prior year.

VITAS expects to achieve full-year 2011 revenue growth, prior to Medicare cap, of 7.0% to 9.0%.  Admissions are estimated to increase 5.0% to 7.0%.  Adjusted EBITDA margin prior to Medicare cap is estimated to be 15.3% to 16.3%.  Roto-Rooter expects full-year 2011 revenue growth of 5.0% to 8.0%.  The revenue estimate is a result of increased pricing of 3.0%, a favorable mix shift to higher revenue jobs, with job count growth estimated at 0.0% to 3.0%.  Adjusted EBITDA margin for 2011 is estimated to be in the range of 16.5% to 17.5%.  We anticipate that our operating income and cash flows will be sufficient to operate our businesses and meet any commitments for the foreseeable future.

Financial Condition
Liquidity and Capital Resources
Material changes in the balance sheet accounts from December 31, 2010 to March 31, 2011 include the following:

•	A $20.1 million decrease in accounts receivable primarily at VITAS, related to timing of receipts from Medicare.
•	A $17.6 million decrease in accounts payable related to timing of payments.
•	A $7.1 million increase in income taxes payable related to timing of payments.

Net cash provided by operating activities increased $40.9 million due primarily to the change in accounts receivable. Management continually evaluates cash utilization alternatives, including share repurchase, debt repurchase, acquisitions and increased dividends to determine the most beneficial use of available capital resources.

We have issued $28.0 million in standby letters of credit as of March 31, 2011, for insurance purposes.  Issued letters of credit reduce our available credit under the revolving credit agreement.  As of March 31, 2011, we have approximately $322.0 million of unused lines of credit available and eligible to be drawn down under our revolving credit facility, excluding the $150 million expansion feature. Management believes its liquidity and sources of capital are satisfactory for the Company’s needs in the foreseeable future.

Commitments and Contingencies
Collectively, the terms of our credit agreements require us to meet various financial covenants, to be tested quarterly.  We are in compliance with all financial and other debt covenants as of March 31, 2011 and anticipate remaining in compliance throughout 2011.

On March 1, 2010 Anthony Morangelli and Frank Ercole filed a class action lawsuit in federal district court for the Eastern District of New York seeking unpaid minimum wages and overtime service technician compensation from Roto-Rooter and Chemed.  They also seek payment of penalties, interest and plaintiffs’ attorney fees.  We contest these allegations.  In September 2010, the Court conditionally certified a nationwide class of service technicians, excluding those who signed dispute resolution agreements in which they agreed to arbitrate claims arising out of their employment.  There has been no final determination of the merits of collective treatment of the case. We are unable to estimate our potential liability, if any, with respect to this case.

VITAS is party to a class action lawsuit filed in the Superior Court of California, Los Angeles County, in September 2006 by Bernadette Santos, Keith Knoche and Joyce White.  This case alleges failure to pay overtime and failure to provide meal and rest periods to a purported class of California admissions nurses, chaplains and sales representatives.  The case seeks payment of penalties, interest and Plaintiffs’ attorney fees.  VITAS contests these allegations.  In December 2009, the trial court denied Plaintiffs’ motion for class certification.  This decision is currently under appeal. We are unable to estimate our potential liability, if any, with respect to this case.

Regardless of outcome, defense of litigation adversely affects us through defense costs, diversion of our time and related publicity.

In May 2009, VITAS received an administrative subpoena from the U.S. Department of Justice requesting VITAS deliver to the OIG documents, patient records, and policy and procedure manuals for headquarters and its Texas programs concerning hospice services provided for the period January 1, 2003 to the date of the letter.  In August 2009, the OIG selected medical records for 59 past and current patients from a Texas program for review.   In February 2010, VITAS received a companion civil investigative demand (“CID”) from the State of Texas Attorney General’s Office, seeking related documents. In September 2010, it received a second CID and a second administrative subpoena seeking related documents.  In April, 2011, the U.S. Attorney provided the Company with a copy of a qui tam complaint filed under seal in the U.S. District Court for the Northern District of Texas.  The complaint and all filings in the action remain under seal.  The U.S. Attorney has not decided whether to intervene in the action.  We are conferring with the U.S. Attorney regarding the Company’s defenses to the complaint’s allegations.  We can neither predict the outcome of this investigation nor estimate our potential liability, if any.  We believe that we are in compliance with Medicare and Medicaid rules and regulations applicable to hospice providers.

In April 2005, the Office of Inspector General (“OIG”) for the Department of Health and Human Services served VITAS with civil subpoenas relating to VITAS’ alleged failure to appropriately bill Medicare and Medicaid for hospice services.  As part of this investigation, the OIG selected medical records for 320 past and current patients from VITAS’ three largest programs for review.  It also sought policies and procedures dating back to 1998 covering admissions, certifications, recertifications and discharges.  During the third quarter of 2005 and again in May 2006, the OIG requested additional information from us.  The Court dismissed a related qui tam complaint filed in U.S. District Court for the Southern District of Florida with prejudice in July 2007.  The plaintiffs appealed this dismissal, which the Court of Appeals affirmed.  The government continues to investigate the complaint’s allegations.  In March 2009, we received a letter from the government reiterating the basis of their investigation.  We are unable to estimate our potential liability, if any, with respect to this matter.

The costs to comply with either of these investigations were not material for any period presented.  Regardless of outcome, responding to the subpoenas can adversely affect us through defense costs, diversion of our time and related publicity.

Results of Operations
Three months ended March 31, 2011 versus  2010 - Consolidated Results
Our service revenues and sales for the first quarter of 2011 increased 7.2% versus services and sales revenues for the first quarter of 2010.  Of this increase, $12.7 million was attributable to VITAS and $9.4 million was attributable to Roto-Rooter.  The following chart shows the components of those changes (dollar amounts in thousands):

	Increase/(Decrease)
	Amount	Percent
VITAS
Routine homecare	$11,426	7.3%
Continuous care	951	2.5
General inpatient	1,095	4.2
Medicare cap	(739)	-42.3
Roto-Rooter
Plumbing	6,126	15.7
Drain cleaning	2,093	6.0
Other	1,153	9.4
Total	$22,105	7.2%

The increase in VITAS’ revenues for the first quarter of 2011 versus the first quarter of 2010 was a result of increased ADC of 4.8% driven by an increase in admissions of 6.4%, combined with Medicare reimbursement rate increases of approximately 2.1%.  The ADC increase was driven by a 5.3% increase in routine homecare and an increase of 1.8% in general inpatient offset by a 0.5% decrease in continuous care. In excess of 90% of VITAS’ service revenues for the period were from Medicare and Medicaid.

The increase in plumbing revenues for the first quarter of 2011 versus 2010 is attributable to a 9.2% increase in the average price per job and a 6.7% increase in the number of jobs performed.  The increase in the plumbing price per job was a combination of increased pricing and favorable job mix shift to more expensive jobs such as excavation.  Our excavation job count increased by 31.0% compared to 2010.  On average, the price per job for our excavation jobs is approximately 5 times greater than the price per job of other plumbing jobs.  Drain cleaning revenues for the first quarter of 2011 versus 2010 reflect a 5.5% increase in job count and a 0.7% increase in the average price per job.  The increase in other revenues is attributable to an increase in our independent contractor operations and an increase in product sales.

The consolidated gross margin was 28.2% in the first quarter of 2011 as compared with 29.0% in the first quarter of 2010.  On a segment basis, VITAS’ gross margin was 21.8% in the first quarter of 2011 and 22.8% in the first quarter of 2010.  The decrease in VITAS’ gross margin is attributable to a smaller Medicare cap reversal in 2011, higher labor costs for admissions and Medicare compliance personnel and the opening of inpatient units which carry significant one time start-up costs as capacity begins to ramp-up.  The Roto-Rooter segment’s gross margin was 44.2% for the first quarter of 2011 as compared with 45.2% for the first quarter of 2010.  The decrease in Roto-Rooter’s gross margin was attributable to continued mix shift to excavation which has higher revenue per job but a slightly lower gross margin percentage per job.  An unfavorable adjustment to casualty insurance also contributed to the margin decline.

Selling, general and administrative expenses (“SG&A”) for the first quarter of 2011 and 2010 comprise (in thousands):

	Three months ended March 31,
	2011	2010
SG&A expenses before long-term incentive
compensation and the impact of market gains and
losses of deferred compensation plans	$50,578	$48,350
Long-term incentive compensation	3,012	-
Impact of market value gains on liabilities held in
deferred compensation trusts	2,064	188
Total SG&A expenses	$55,654	$48,538

Normal salary increases and revenue related expense increases between periods accounts for the 4.6% increase in SG&A expenses before long-term incentive compensation and the impact of market gains of deferred compensation plans.

Depreciation expense increased 15% to $6.3 million in the first quarter of 2011 due mainly to the installation of patient capture software at our VITAS segment in the second quarter of 2010.

 Other income for the first quarter of 2011 and 2010 comprise (in thousands):

	Three months ended March 31,
	2011	2010
Market value gains/(losses) on assets held in
deferred compensation trust	$2,064	$188
Loss on disposal of property and equipment	(21)	(94)
Interest income	61	75
Other - net	(2)	17
Total other income/(expense)	$2,102	$186

Our effective income tax rate decreased to 38.4% in the first quarter of 2011 from 38.9% when compared with the first quarter of 2010.

Net income for both periods included the following after-tax items/adjustments that reduced after-tax earnings (in thousands):

	Three months ended March 31,
	2011	2010
VITAS
Costs associated with OIG investigations	$(317)	$(99)
Acquisition expense	(40)	-
Roto-Rooter
Expenses of class action litigation	(301)	-
Acquisition expense	(4)	-
Corporate
Long-term incentive compensation	(1,880)	-
Stock option expense	(1,223)	(1,298)
Noncash impact of change in accounting for convertible debt	(1,132)	(1,047)
Total	$(4,897)	$(2,444)

Three months ended March 31, 2011 versus 2010 - Segment Results

The change in after-tax earnings for the first quarter of 2011 versus the first quarter of 2010 is due to (dollars in thousands):

	Increase/(Decrease)
	Amount	Percent
VITAS	$(313)	-1.7%
Roto-Rooter	698	8.9
Corporate	(1,642)	-23.8
	$(1,257)	-6.5

CHEMED CORPORATION AND SUBSIDIARY COMPANIES
CONSOLIDATING STATEMENT OF INCOME
FOR THE THREE MONTHS ENDED MARCH 31, 2011
(in thousands)(unaudited)

				Chemed
	VITAS	Roto-Rooter	Corporate	Consolidated
2011 (a)
Service revenues and sales	$235,673	$95,245	$-	$330,918
Cost of services provided and goods sold	184,300	53,158	-	237,458
Selling, general and administrative expenses	18,711	26,740	10,203	55,654
Depreciation	4,167	1,984	137	6,288
Amortization	483	132	355	970
Total costs and expenses	207,661	82,014	10,695	300,370
Income/(loss) from operations	28,012	13,231	(10,695)	30,548
Interest expense	(48)	(64)	(3,132)	(3,244)
Intercompany interest income/(expense)	1,213	639	(1,852)	-
Other income/(expense)—net	30	(9)	2,081	2,102
Income/(loss) before income taxes	29,207	13,797	(13,598)	29,406
Income taxes	(11,082)	(5,286)	5,063	(11,305)
Net income/(loss)	$18,125	$8,511	$(8,535)	$18,101

(a) The following amounts are included in net income (in thousands):

	VITAS	Roto-Rooter	Corporate	Chemed Consolidated
Pretax benefit/(cost):
Long-term incentive compensation	$-	$-	$(3,012)	$(3,012)
Stock option expense	-	-	(1,933)	(1,933)
Noncash impact of accounting for convertible debt	-	-	(1,790)	(1,790)
Expenses of class action litigation	-	(495)	-	(495)
Acquisition expenses	(64)	(6)	-	(70)
Expenses incurred in connection with the OIG investigation	(511)	-	-	(511)
Total	$(575)	$(501)	$(6,735)	$(7,811)

	VITAS	Roto-Rooter	Corporate	Consolidated
After-tax benefit/(cost):
Long-term incentive compensation	$-	$-	$(1,880)	$(1,880)
Stock option expense	-	-	(1,223)	(1,223)
Noncash impact of accounting for convertible debt	-	-	(1,132)	(1,132)
Expenses of class action litigation	-	(301)	-	(301)
Acquisition expenses	(40)	(4)	-	(44)
Expenses incurred in connection with the OIG investigation	(317)	-	-	(317)
Total	$(357)	$(305)	$(4,235)	$(4,897)

CHEMED CORPORATION AND SUBSIDIARY COMPANIES
CONSOLIDATING STATEMENT OF INCOME
FOR THE THREE MONTHS ENDED MARCH 31, 2010
(in thousands)(unaudited)

				Chemed
	VITAS	Roto-Rooter	Corporate	Consolidated
2010 (a)
Service revenues and sales	$222,940	$85,873	$-	$308,813
Cost of services provided and goods sold	172,093	47,044	-	219,137
Selling, general and administrative expenses	18,145	24,758	5,635	48,538
Depreciation	3,485	1,951	33	5,469
Amortization	771	123	330	1,224
Total costs and expenses	194,494	73,876	5,998	274,368
Income/(loss) from operations	28,446	11,997	(5,998)	34,445
Interest expense	(32)	(68)	(2,852)	(2,952)
Intercompany interest income/(expense)	1,289	702	(1,991)	-
Other income/(expense)—net	(39)	10	215	186
Income/(loss) before income taxes	29,664	12,641	(10,626)	31,679
Income taxes	(11,226)	(4,828)	3,733	(12,321)
Net income/(loss)	$18,438	$7,813	$(6,893)	$19,358

(a) The following amounts are included in net income (in thousands):

	VITAS	Roto-Rooter	Corporate	Chemed Consolidated
Pretax benefit/(cost):
Stock option expense	$-	$-	$(2,051)	$(2,051)
Noncash impact of accounting for convertible debt	-	-	(1,655)	(1,655)
Expenses incurred in connection with the OIG investigation	(160)	-	-	(160)
Total	$(160)	$-	$(3,706)	$(3,866)

	VITAS	Roto-Rooter	Corporate	Consolidated
After-tax benefit/(cost):
Stock option expense	$-	$-	$(1,298)	$(1,298)
Noncash impact of accounting for convertible debt	-	-	(1,047)	(1,047)
Expenses incurred in connection with the OIG investigation	(99)	-	-	(99)
Total	$(99)	$-	$(2,345)	$(2,444)

Consolidating Summary and Reconciliation of Adjusted EBITDA

Chemed Corporation and Subsidiary Companies
(in thousands)				Chemed
For the three months ended March 31, 2011	VITAS	Roto-Rooter	Corporate	Consolidated

Net income/(loss)	$18,125	$8,511	$(8,535)	$18,101
Add/(deduct):
Interest expense	48	64	3,132	3,244
Income taxes	11,082	5,286	(5,063)	11,305
Depreciation	4,167	1,984	137	6,288
Amortization	483	132	355	970
EBITDA	33,905	15,977	(9,974)	39,908
Add/(deduct):
Legal expenses of OIG investigation	511	-	-	511
Acquisition expenses	64	6	-	70
Expenses of class action litigation	-	495	-	495
Long-term incentive compensation	-	-	3,012	3,012
Stock option expense	-	-	1,933	1,933
Advertising cost adjustment	-	(250)	-	(250)
Interest income	(37)	(7)	(17)	(61)
Intercompany interest income/(expense)	(1,213)	(639)	1,852	-
Adjusted EBITDA	$33,230	$15,582	$(3,194)	$45,618

				Chemed
For the three months ended March 31, 2010	VITAS	Roto-Rooter	Corporate	Consolidated

Net income/(loss)	$18,438	$7,813	$(6,893)	$19,358
Add/(deduct):
Interest expense	32	68	2,852	2,952
Income taxes	11,226	4,828	(3,733)	12,321
Depreciation	3,485	1,951	33	5,469
Amortization	771	123	330	1,224
EBITDA	33,952	14,783	(7,411)	41,324
Add/(deduct):
Legal expenses of OIG investigation	160	-	-	160
Stock option expense	-	-	2,051	2,051
Advertising cost adjustment	-	(389)	-	(389)
Interest income	(45)	(2)	(28)	(75)
Intercompany interest income/(expense)	(1,289)	(702)	1,991	-
Adjusted EBITDA	$32,778	$13,690	$(3,397)	$43,071

CHEMED CORPORATION AND SUBSIDIARY COMPANIES
OPERATING STATISTICS FOR VITAS SEGMENT
FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010
(unaudited)

	2011	2010
Net revenue ($000)
Homecare	$168,652	$157,226
Inpatient	27,386	26,291
Continuous care	38,625	37,674
Total before Medicare cap allowance	$234,663	$221,191
Medicare cap allowance	1,010	1,749
Total	$235,673	$222,940
Net revenue as a percent of total
before Medicare cap allowance
Homecare	71.8%	71.1%
Inpatient	11.7	11.9
Continuous care	16.5	17.0
Total before Medicare cap allowance	100.0	100.0
Medicare cap allowance	0.4	0.8
Total	100.4%	100.8%
Average daily census (days)
Homecare	8,833	8,112
Nursing home	3,033	3,162
Routine homecare	11,866	11,274
Inpatient	450	442
Continuous care	603	606
Total	12,919	12,322

Total Admissions	15,798	14,844
Total Discharges	15,552	14,461
Average length of stay (days)	78.9	75.8
Median length of stay (days)	13.0	13.0
ADC by major diagnosis
Neurological	34.0%	32.6%
Cancer	17.9	18.8
Cardio	11.8	11.9
Respiratory	6.7	6.6
Other	29.6	30.1
Total	100.0%	100.0%
Admissions by major diagnosis
Neurological	19.5%	18.6%
Cancer	31.7	33.5
Cardio	11.1	11.6
Respiratory	9.1	8.4
Other	28.6	27.9
Total	100.0%	100.0%
Direct patient care margins
Routine homecare	51.5%	51.3%
Inpatient	13.0	15.2
Continuous care	20.5	20.7
Homecare margin drivers (dollars per patient day)
Labor costs	$55.38	$53.93
Drug costs	7.97	7.77
Home medical equipment	5.94	6.94
Medical supplies	2.76	2.44
Inpatient margin drivers (dollars per patient day)
Labor costs	$306.66	$286.81
Continuous care margin drivers (dollars per patient day)
Labor costs	$544.16	$526.47
Bad debt expense as a percent of revenues	0.6%	1.0%
Accounts receivable --
Days of revenue outstanding- excluding unapplied Medicare payments	55.3	43.4
Days of revenue outstanding- including unapplied Medicare payments	29.1	29.2

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

Item 3.    Quantitative and Qualitative Disclosures about Market Risk
Our primary market risk exposure relates to interest rate risk exposure through variable interest rate borrowings.  At March 31, 2011, we had no variable rate debt outstanding.  At March 31, 2011, the fair value of the Notes approximates $191.3 million which have a face value of $187.0 million.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Item 2(c). Purchases of Equity Securities by Issuer and Affiliated Purchasers

The following table shows the activity related to our share repurchase programs for the first three months of 2011:

		Weighted
	Total Number	Average	Cumulative Shares	Dollar Amount
	of Shares	Price Paid Per	Repurchased Under	Remaining Under
	Repurchased	Share	the Program	The Program

April 2007 Program
January 1 through January 31, 2011	300,513	$63.62	3,654,157	$24,543
February 1 through February 28, 2011	377	65.03	3,654,534	-
March 1 through March 31, 2011	-	-	3,654,534	$-
First Quarter Total - April 2007 Program	300,890	$63.62

February 2011 Program
January 1 through January 31, 2011	-	$-	-	$-
February 22, 2011 Authorization	-	-	-	100,000,000
February 1 through February 28, 2011	40,623	65.03	40,623	97,358,313
March 1 through March 31, 2011	-	-	40,623	$97,358,313
First Quarter Total - February 2011 Program	40,623	$65.03

On February 22, 2011 our Board of Directors authorized $100 million under the newly established February 2011 Repurchase Program.

Item 3.    Defaults Upon Senior Securities

None

Item 4.    Removed and reserved

Item 5.    Other Information

None

Item 6.    Exhibits

Exhibit No.	Description

10.1
Amended and Restated Credit Agreement - $350,000,000 Revolving Credit Facility, originally dated  May 2, 2007, by and among JP Morgan Chase Bank, N.A. and Chemed Corporation as of  March 1, 2011, exhibits and schedules thereto.

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

Chemed Corporation
(Registrant)

Dated:	April 29, 2011	By:	Kevin J. McNamara
Kevin J. McNamara
(President and Chief Executive Officer)

Dated:	April 29, 2011	By:	David P. Williams
David P. Williams
(Executive Vice President and Chief Financial Officer)

Dated:	April 29, 2011	By:	Arthur V. Tucker, Jr.
Arthur V. Tucker, Jr.
(Vice President and Controller)