Form 10-Q
period 2011-06-30
CHEMED CORP
filed 2011-08-05
CIK 19584

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)

X	Quarterly Report Under Section 13 or 15 (d) of the Securities Exchange Act of 1934 For the Quarterly Period Ended June 30, 2011

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
Large accelerated filer	X	Accelerated filer	Non-accelerated filer	Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes	No	X

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Amount	Date

Capital Stock $1 Par Value	21,405,258 Shares	June 30, 2011

CHEMED CORPORATION AND
SUBSIDIARY COMPANIES

EX – 31.1
EX – 31.2
EX – 31.3
EX – 32.1
EX – 32.2
EX – 32.3
EX – 101.INS
EX – 101.SCH
EX – 101.CAL
EX – 101.LAB
EX – 101.PRE

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
CHEMED CORPORATION AND SUBSIDIARY COMPANIES
UNAUDITED CONSOLIDATED BALANCE SHEET
(in thousands, except share and per share data)

	June 30,	December 31,
	2011	2010
ASSETS
Current assets
Cash and cash equivalents	$50,941	$49,917
Accounts receivable less allowances of $12,257 (2010 - $13,332)	118,281	112,999
Inventories	8,682	7,728
Current deferred income taxes	14,052	15,098
Prepaid income taxes	1,300	770
Prepaid expenses	10,344	10,285
Total current assets	203,600	196,797
Investments of deferred compensation plans	33,066	28,304
Properties and equipment, at cost, less accumulated depreciation of $142,247 (2010 - $132,696)	81,471	79,292
Identifiable intangible assets less accumulated amortization of $28,155 (2010 - $27,438)	56,358	56,410
Goodwill	460,793	458,343
Other assets	15,325	11,015
Total Assets	$850,613	$830,161

LIABILITIES
Current liabilities
Accounts payable	$39,459	$55,829
Income taxes	2,096	1,161
Accrued insurance	35,143	36,492
Accrued compensation	43,633	39,719
Other current liabilities	14,972	16,141
Total current liabilities	135,303	149,342
Deferred income taxes	24,053	25,085
Long-term debt	162,932	159,208
Deferred compensation liabilities	32,255	27,851
Other liabilities	6,736	6,626
Total Liabilities	361,279	368,112

STOCKHOLDERS' EQUITY
Capital stock - authorized 80,000,000 shares $1 par; issued 30,906,532 shares (2010 - 30,381,863 shares)	30,907	30,382
Paid-in capital	391,507	365,007
Retained earnings	505,736	473,316
Treasury stock - 9,600,834 shares (2010 - 9,103,185 shares), at cost	(440,809)	(408,615)
Deferred compensation payable in Company stock	1,993	1,959
Total Stockholders' Equity	489,334	462,049
Total Liabilities and Stockholders' Equity	$850,613	$830,161

See accompanying notes to unaudited financial statements.

CHEMED CORPORATION AND SUBSIDIARY COMPANIES
UNAUDITED CONSOLIDATED STATEMENT OF INCOME
(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Service revenues and sales	$333,360	$314,995	$664,278	$623,808
Cost of services provided and goods sold (excluding depreciation)	239,597	223,702	477,055	442,839
Selling, general and administrative expenses	50,424	49,956	106,078	98,494
Depreciation	6,358	6,194	12,646	11,663
Amortization	1,139	1,287	2,109	2,511
Total costs and expenses	297,518	281,139	597,888	555,507
Income from operations	35,842	33,856	66,390	68,301
Interest expense	(3,461)	(2,999)	(6,705)	(5,951)
Other income - net	714	10	2,816	196
Income before income taxes	33,095	30,867	62,501	62,546
Income taxes	(12,809)	(12,012)	(24,114)	(24,333)
Net income	$20,286	$18,855	$38,387	$38,213

Earnings Per Share
Net income	$0.96	$0.83	$1.82	$1.69
Average number of shares outstanding	21,115	22,644	21,067	22,608

Diluted Earnings Per Share
Net income	$0.94	$0.82	$1.78	$1.66
Average number of shares outstanding	21,637	23,080	21,586	23,012

Cash Dividends Per Share	$0.14	$0.12	$0.28	$0.24

See accompanying notes to unaudited financial statements.

CHEMED CORPORATION AND SUBSIDIARY COMPANIES
UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOWS
(in thousands)

	Six Months Ended
	June 30,
	2011	2010
Cash Flows from Operating Activities
Net income	$38,387	$38,213
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	14,755	14,174
Noncash long-term incentive compensation	2,595	1,580
Provision for uncollectible accounts receivable	4,365	4,863
Stock option expense	4,495	4,397
Amortization of discount on convertible notes	3,724	3,481
Provision for deferred income taxes	(18)	(2,364)
Changes in operating assets and liabilities, excluding amounts acquired in business combinations:
Increase in accounts receivable	(9,271)	(53,169)
Increase in inventories	(954)	(435)
Increase in prepaid expenses	(59)	(35)
Increase/(decrease) in accounts payable and other current liabilities	(6,603)	3,035
Increase in income taxes	3,738	6,902
Increase in other assets	(5,652)	(1,935)
Increase in other liabilities	4,514	2,938
Excess tax benefit on share-based compensation	(3,339)	(1,802)
Other sources	450	434
Net cash provided by operating activities	51,127	20,277
Cash Flows from Investing Activities
Capital expenditures	(14,960)	(11,942)
Business combinations, net of cash acquired	(3,689)	(30)
Other uses	(869)	(197)
Net cash used by investing activities	(19,518)	(12,169)
Cash Flows from Financing Activities
Purchases of treasury stock	(25,482)	(10,149)
Decrease in cash overdrafts payable	(7,814)	(1,314)
Proceeds from issuance of capital stock	7,698	3,475
Dividends paid	(5,967)	(5,481)
Debt issuance costs	(2,723)	-
Excess tax benefit on share-based compensation	3,339	1,802
Other sources	364	223
Net cash used by financing activities	(30,585)	(11,444)
Increase/(Decrease) in Cash and Cash Equivalents	1,024	(3,336)
Cash and cash equivalents at beginning of year	49,917	112,416
Cash and cash equivalents at end of period	$50,941	$109,080

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

As of June 30, 2011, VITAS has approximately $1.6 million in unbilled revenue included in accounts receivable (December 31, 2010 - $2.8 million).  The unbilled revenue at VITAS relates to hospice programs currently undergoing focused medical reviews (“FMR”).  During FMR, surveyors working on behalf of the U.S. Federal government review certain patient files for compliance with Medicare regulations.  During the time the patient file is under review, we are unable to bill for care provided to those patients.  We make appropriate provisions to reduce our accounts receivable balance for potential denials of patient service revenue due to FMR activity.

Vitas provides charity care, in certain circumstances, to patients without charge when management of the hospice program determines that the patient does not have the financial wherewithal to make payment.  There is no revenue or associated accounts receivable in the accompanying consolidated financial statements related to charity care.  The cost of charity care is calculated by taking the ratio of charity care days to total days of care and multiplying by total cost of care.  The cost of charity care for the three and six month periods ended June 30, 2011 and 2010 is as follows (in thousands):

Three months ended		Six months ended
June 30,		June 30,
2011	2010	2011	2010
$1,763	$1,727	$3,522	$3,374

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

During the three-month period ended June 30, 2011 we recorded $368,000 in Medicare cap liability for one small program for the 2011 measurement period.  During the six-month period ended June 30, 2011, we had a net Medicare cap liability reversal for amounts recorded in the fourth quarter of 2010.  We reversed these amounts as improving admissions trends in these programs indicate that the liability had been eliminated.  We also reversed the remaining Medicare cap liability for our Phoenix program due to expiration for the period under review.

Shown below is the Medicare cap liability activity for the periods ended June 30, 2011 and 2010 (in thousands):

	June 30,
	2011	2010
Beginning balance January 1,	$1,371	$1,981
Reversal - 2011 measurement period	(743)	-
Accrual - 2011 measurement period	299
Reversal - 2010 measurement period	-	(1,783)
Other	(198)	-
Ending balance June 30,	$729	$198

3.      Segments
Service revenues and sales and after-tax earnings by business segment are as follows (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2011	2010	2011	2010
Service Revenues and Sales
VITAS	$243,095	$226,638	$478,768	$449,578
Roto-Rooter	90,265	88,357	185,510	174,230
Total	$333,360	$314,995	$664,278	$623,808

After-tax Earnings
VITAS	$18,589	$18,281	$36,714	$36,719
Roto-Rooter	9,092	8,860	17,602	16,673
Total	27,681	27,141	54,316	53,392
Corporate	(7,395)	(8,286)	(15,929)	(15,179)
Net income	$20,286	$18,855	$38,387	$38,213

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

4.      Earnings per Share

Earnings per share are computed using the weighted average number of shares of capital stock outstanding.  Earnings and diluted earnings per share for 2011 and 2010 are computed as follows (in thousands, except per share data):

	Net Income
For the Three Months Ended June 30,	Income	Shares	Earnings per Share
2011
Earnings	$20,286	21,115	$0.96
Dilutive stock options	-	433
Nonvested stock awards	-	89
Diluted earnings	$20,286	21,637	$0.94

2010
Earnings	$18,855	22,644	$0.83
Dilutive stock options	-	348
Nonvested stock awards	-	88
Diluted earnings	$18,855	23,080	$0.82

	Net Income
For the Six Months Ended June 30,	Income	Shares	Earnings per Share
2011
Earnings	$38,387	21,067	$1.82
Dilutive stock options	-	433
Nonvested stock awards	-	86
Diluted earnings	$38,387	21,586	$1.78

2010
Earnings	$38,213	22,608	$1.69
Dilutive stock options	-	319
Nonvested stock awards	-	85
Diluted earnings	$38,213	23,012	$1.66

For the three and six-month periods ended June 30, 2011, 970,000 stock options were excluded from the computation of diluted earnings per share as their exercise prices were greater than the average market price for most of the period. For the three and six-month periods ended June 30, 2010, 976,000 and 991,000 stock options were excluded from the computation of diluted earnings per share.

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

The following table provides examples of how changes in our stock price impact the number of shares that would be included in our diluted earnings per share calculation.  It also shows the impact on the number of shares issuable upon conversion of the Notes and settlement of the purchased call options and sold warrants:

	Shares		Total Treasury	Shares Due	Incremental
	Underlying 1.875%		Method	to the Company	Shares Issued/
Share	Convertible	Warrant	Incremental	under Notes	Received by the Company
Price	Notes	Shares	Shares (a)	Hedges	upon Conversion (b)
$80.73	23,877	-	23,877	(25,542)	(1,665)
$90.73	279,119	-	279,119	(298,594)	(19,475)
$100.73	483,684	-	483,684	(517,430)	(33,746)
$110.73	651,299	119,575	770,874	(696,741)	74,133
$120.73	791,148	316,987	1,108,135	(846,347)	261,788
$130.73	909,602	484,198	1,393,800	(973,065)	420,735

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

We are in compliance with all debt covenants as of June 30, 2011.  We have issued $29.5 million in standby letters of credit as of June 30, 2011 for insurance purposes.  Issued letters of credit reduce our available credit under the 2011 Credit Agreement.  As of June 30, 2011, we have approximately $320.5 million of unused lines of credit available and eligible to be drawn down under our revolving credit facility, excluding the $150 million expansion feature.

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

The following amounts are included in our consolidated balance sheet related to the Notes:

	June 30, 2011	December 31, 2010
Principal amount of convertible debentures	$186,956	$186,956
Unamortized debt discount	(24,024)	(27,748)
Carrying amount of convertible debentures	$162,932	$159,208
Additional paid in capital (net of tax)	$31,310	$31,310

The following amounts comprise interest expense included in our consolidated income statement (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Cash interest expense	$1,288	$1,083	$2,440	$2,152
Non-cash amortization of debt discount	1,878	1,755	3,724	3,481
Amortization of debt costs	295	161	541	318
Total interest expense	$3,461	$2,999	$6,705	$5,951

The unamortized debt discount will be amortized using the effective interest method over the remaining life of the Notes.  The effective rate on the Notes after adoption of the standard is approximately 6.875%.

6.      Other Income -- Net
Other income -- net comprises the following (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Market value gains/(losses) on assets held in deferred compensation trust	$743	$(83)	$2,807	$105
Gain /(loss) on disposal of property and equipment	32	(58)	11	(152)
Interest income	62	150	123	225
Other - net	(123)	1	(125)	18
Other income - net	$714	$10	$2,816	$196

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

On February 18, 2011, the CIC approved a time-based LTIP award of 42,000 shares of restricted stock to certain key employees.  The restricted shares cliff vest four years from the date of issuance.  The cumulative compensation expense related to the restricted award is $2.7 million and will be recognized ratably over the 4 year vesting period.  We assumed no forfeitures in determining the cumulative compensation expense of the grant.

On February 18, 2011, the CIC approved a grant of 35,713 shares of restricted stock to certain key employees.  The restricted shares cliff vest four years from the date of issuance.  The cumulative compensation expense related to the restricted stock award is $2.3 million and will be recognized ratably over the 4 year vesting period.  We assumed no forfeitures in determining the cumulative compensation expense of the grant.

On February 18, 2011, the CIC approved a grant of 513,100 stock options to certain employees.  The stock options vest ratably over three years from the date of issuance.  The cumulative compensation expense related to the stock option grant is $9.8 million and will be recognized over the 3 year vesting period.  We used the Black-Scholes option valuation method to determine the cumulative compensation expense of the grant.

8.    Independent Contractor Operations
The Roto-Rooter segment sublicenses with 65 independent contractors to operate certain plumbing repair and drain cleaning businesses in lesser-populated areas of the United States and Canada.  We had notes receivable from our independent contractors as of June 30, 2011 totaling $1.4 million (December 31, 2010 -$1.1 million).  In most cases these loans are fully or partially secured by equipment owned by the contractor.  The interest rates on the loans range from 0% to 8% per annum and the remaining terms of the loans range from 2 months to 5 years at June 30, 2011.  We recorded the following from our independent contractors (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010

Revenues	$6,528	$5,562	$13,039	$11,217
Pretax profits	3,402	2,721	6,389	5,104

 9.  Pension and Retirement Plans
All of the Company’s plans that provide retirement and similar benefits are defined contribution plans.  These expenses include the impact of market gains and losses on assets held in deferred compensation plans.  Expenses for the Company’s pension and profit-sharing plans, excess benefit plans and other similar plans for the three and six months ended June 30, 2011 and 2010 are as follows (in thousands):

Three months ended		Six months ended
June 30,		June 30,
2011	2010	2011	2010
$2,871	$2,200	$6,954	$4,746

10.      Legal and Regulatory Matters
Litigation
On March 1, 2010 Anthony Morangelli and Frank Ercole filed a class action lawsuit in federal district court for the Eastern District of New York seeking unpaid minimum wages and overtime service technician compensation from Roto-Rooter and Chemed.  They also seek payment of penalties, interest and plaintiffs’ attorney fees.  We contest these allegations.  In September 2010, the Court conditionally certified a class of service technicians, excluding those who signed dispute resolution agreements in which they agreed to arbitrate claims arising out of their employment.  In June 2011, the Court granted certification of a class of technicians in 14 states on certain claims. We are unable to estimate our potential liability, if any, with respect to this case.

VITAS is party to a class action lawsuit filed in the Superior Court of California, Los Angeles County, in September 2006 by Bernadette Santos, Keith Knoche and Joyce White.  This case alleges failure to pay overtime and failure to provide meal and rest periods to California admissions nurses, chaplains and sales representatives.  The case seeks payment of penalties, interest and Plaintiffs’ attorney fees.  VITAS contests these allegations.  In December 2009, the trial court denied Plaintiffs’ motion for class certification.  In July 2011, the Court of Appeals affirmed denial of class certification on the travel time, meal and rest period claims, and reversed the trial court’s denial on the off-the-clock and sales representation exemption claims. We are unable to estimate our potential liability, if any, with respect to this case.

Regardless of outcome, defense of litigation adversely affects us through defense costs, diversion of our time and related publicity.

Regulatory Matters
In May 2009, VITAS received an administrative subpoena from the U.S. Department of Justice requesting VITAS deliver to the Office of Inspector General (“OIG”) for the Department of Health and Human Services documents, patient records, and policy and procedure manuals for headquarters and its Texas programs concerning hospice services provided for the period January 1, 2003 to the date of the letter.  In August 2009, the OIG selected medical records for 59 past and current patients from a Texas program for review.   In February 2010, VITAS received a companion civil investigative demand (“CID”) from the State of Texas Attorney General’s Office, seeking related documents. In September 2010, it received a second CID and a second administrative subpoena seeking related documents.  In April 2011, the U.S. Attorney provided the Company with a copy of a qui tam complaint filed under seal in U.S. District Court for the Northern District of Texas.  In June 2011, the U.S. Attorney provided the company with a partially unsealed second qui tam complaint filed under seal in the U.S. District Court for the Western District of Texas.  In June 2011, the U.S. Attorney also provided the Company with a partially unsealed third qui tam complaint filed under seal in the Northern District of Illinois, Eastern Division.  The complaint and all the filings in each of these actions remain under seal.  The U.S. Attorney has not decided whether to intervene in any of the actions.  We are conferring with the U.S. Attorney regarding the Company’s defenses to each complaint’s allegations.   We can neither predict the outcome of this investigation nor estimate our potential liability, if any.  We believe that we are in compliance with Medicare and Medicaid rules and regulations applicable to hospice providers.

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

11.      Related Party Agreement
VITAS has pharmacy services agreements ("Agreements") with Omnicare, Inc. and its subsidiaries (“OCR”) whereby OCR provides specified pharmacy services for VITAS and its hospice patients in geographical areas served by both VITAS and OCR.  The Agreements renew automatically for one-year terms.  Either party may cancel the Agreements at the end of any term by giving 90 days prior written notice.  VITAS made purchases from OCR of $9.8 million and $8.9 million for the three months ended June 30, 2011 and 2010, respectively.  VITAS made purchases from OCR of $19.1 million and $17.5 million for the six months ended June 30, 2011 and 2010, respectively.

Mr. Joel Gemunder retired as President and CEO of OCR during the third quarter of 2010 and is a director of the Company.  Ms. Andrea Lindell is a director of both OCR and the Company.  We believe that the terms of the Agreements are no less favorable to VITAS than we could negotiate with an unrelated party.

12.  Cash Overdrafts and Cash Equivalents
Included in accounts payable at June 30, 2011 is cash overdrafts payable of $3.3 million (December 31, 2010 - $11.1 million).

From time to time throughout the year, we invest excess cash in money market funds or repurchase agreements directly with major commercial banks.  We do not physically hold the collateral for repurchase agreements, but the term is less than 10 days.  We closely monitor the creditworthiness of the institutions with which we invest our overnight funds and the quality of the collateral underlying those investments.  We had $30.1 million in cash equivalents as of   June 30, 2011.  There was $45.5 million in cash equivalents as of December 31, 2010.  The weighted average rate of return for our cash equivalents was 0.2% for June 30, 2011 and 0.1% for December 31, 2010.

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

The following shows the carrying value, fair value and the hierarchy for our financial instruments as of June 30, 2011 (in thousands):

		Fair Value Measure
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Mutual fund investments of deferred compensation plans held in trust	$33,066	$33,066	$-	$-
Long-term debt	162,932	195,593	-	-

For cash and cash equivalents, accounts receivable and accounts payable, the carrying amount is a reasonable estimate of fair value because of the liquidity and short-term nature of these instruments.

14.  Capital Stock Transactions
On February 22, 2011 our Board of Directors authorized $100 million of capital stock repurchases under the newly established February 2011 repurchase program.   We repurchased the following capital stock for the three and six months ended June 30, 2011 and 2010:

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010

Shares repurchased	-	114,900	341,513	146,275
Weighted average price per share	$-	$54.99	$63.79	$53.32

15.  Business Combinations
On April 29, 2011, our VITAS segment completed an acquisition of the operating assets of Family Comfort Hospice which is based in Alabama.  This acquisition adds three Central-Alabama locations serving ten counties to VITAS’ network of hospice programs.  We made no acquisitions within the Roto-Rooter segment.  The purchase price of this acquisition is allocated as follows (in thousands):

Working capital	$382
Identifiable intangible assets	664
Goodwill	2,345
Other assets and liabilities - net	298
$3,689

16.  Guarantor Subsidiaries
         Our 1.875% Notes are fully and unconditionally guaranteed on an unsecured, jointly and severally liable basis by certain of our 100% owned subsidiaries.  The following unaudited, condensed, consolidating financial data presents the composition of the parent company (Chemed), the guarantor subsidiaries and the non-guarantor subsidiaries as of June 30, 2011 and December 31, 2010 for the balance sheet, the three and six months ended June 30, 2011 and June 30, 2010 for the income statement and the six months ended June 30, 2011  and  June 30, 2010 for the statement of cash flows (dollars in thousands):

June 30, 2011		Guarantor	Non-Guarantor	Consolidating
	Parent	Subsidiaries	Subsidiaries	Adjustments	Consolidated
ASSETS
Cash and cash equivalents	$53,191	$(8,582)	$6,332	$-	$50,941
Accounts receivable, less allowances	904	116,492	885	-	118,281
Intercompany receivables	-	190,014	-	(190,014)	-
Inventories	-	7,889	793	-	8,682
Current deferred income taxes	(1,291)	15,202	141	-	14,052
Prepaid income taxes	4,081	(2,442)	(339)	-	1,300
Prepaid expenses	903	9,250	191	-	10,344
Total current assets	57,788	327,823	8,003	(190,014)	203,600
Investments of deferred compensation plans	-	-	33,066	-	33,066
Properties and equipment, at cost, less accumulated depreciation	12,043	66,916	2,512	-	81,471
Identifiable intangible assets less accumulated amortization	-	56,358	-	-	56,358
Goodwill	-	456,208	4,585	-	460,793
Other assets	8,262	4,433	2,630	-	15,325
Investments in subsidiaries	752,252	20,712	-	(772,964)	-
Total assets	$830,345	$932,450	$50,796	$(962,978)	$850,613
LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable	$(6)	$38,994	$471	$-	$39,459
Intercompany payables	182,383	-	7,631	(190,014)	-
Income taxes	504	2,354	(762)	-	2,096
Accrued insurance	228	34,915	-	-	35,143
Accrued compensation	1,996	41,098	539	-	43,633
Other current liabilities	1,923	12,918	131	-	14,972
Total current liabilities	187,028	130,279	8,010	(190,014)	135,303
Deferred income taxes	(11,774)	45,482	(9,655)	-	24,053
Long-term debt	162,932	-	-	-	162,932
Deferred compensation liabilities	-	-	32,255	-	32,255
Other liabilities	2,825	3,328	583	-	6,736
Stockholders' equity	489,334	753,361	19,603	(772,964)	489,334
Total liabilities and stockholders' equity	$830,345	$932,450	$50,796	$(962,978)	$850,613

December 31, 2010		Guarantor	Non-Guarantor	Consolidating
	Parent	Subsidiaries	Subsidiaries	Adjustments	Consolidated
ASSETS
Cash and cash equivalents	$45,324	$(1,571)	$6,164	$-	$49,917
Accounts receivable, less allowances	802	111,716	481	-	112,999
Intercompany receivables	-	172,426	-	(172,426)	-
Inventories	-	7,191	537	-	7,728
Current deferred income taxes	(688)	15,666	120	-	15,098
Prepaid income taxes	2,787	(1,809)	(208)	-	770
Prepaid expenses	782	9,244	259	-	10,285
Total current assets	49,007	312,863	7,353	(172,426)	196,797
Investments of deferred compensation plans	-	-	28,304	-	28,304
Properties and equipment, at cost, less accumulated depreciation	12,513	64,743	2,036	-	79,292
Identifiable intangible assets less accumulated amortization	-	56,410	-	-	56,410
Goodwill	-	453,864	4,479	-	458,343
Other assets	6,049	2,791	2,175	-	11,015
Investments in subsidiaries	716,815	18,696	-	(735,511)	-
Total assets	$784,384	$909,367	$44,347	$(907,937)	$830,161
LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable	$4,924	$50,457	$448	$-	$55,829
Intercompany payables	167,067	-	5,359	(172,426)	-
Income taxes	(7,190)	8,745	(394)	-	1,161
Accrued insurance	906	35,586	-	-	36,492
Accrued compensation	4,235	35,016	468	-	39,719
Other current liabilities	1,549	13,447	1,145	-	16,141
Total current liabilities	171,491	143,251	7,026	(172,426)	149,342
Deferred income taxes	(11,356)	45,168	(8,727)	-	25,085
Long-term debt	159,208	-	-	-	159,208
Deferred compensation liabilities	-	-	27,851	-	27,851
Other liabilities	2,992	3,123	511	-	6,626
Stockholders' equity	462,049	717,825	17,686	(735,511)	462,049
Total liabilities and stockholders' equity	$784,384	$909,367	$44,347	$(907,937)	$830,161

For the three months ended June 30, 2011		Guarantor	Non-Guarantor	Consolidating
	Parent	Subsidiaries	Subsidiaries	Adjustments	Consolidated
Continuing Operations
Service revenues and sales	$-	$326,406	$6,954	$-	$333,360
Cost of services provided and goods sold	-	235,855	3,742	-	239,597
Selling, general and administrative expenses	5,574	42,441	2,409	-	50,424
Depreciation	237	5,919	202	-	6,358
Amortization	465	674	-	-	1,139
Total costs and expenses	6,276	284,889	6,353	-	297,518
Income/ (loss) from operations	(6,276)	41,517	601	-	35,842
Interest expense	(3,321)	(140)	-	-	(3,461)
Other (expense)/income - net	3,862	(3,888)	740	-	714
Income/ (loss) before income taxes	(5,735)	37,489	1,341	-	33,095
Income tax (provision)/ benefit	1,783	(14,083)	(509)	-	(12,809)
Equity in net income of subsidiaries	24,238	875	-	(25,113)	-
Net income	$20,286	$24,281	$832	$(25,113)	$20,286

For the three months ended June 30, 2010		Guarantor	Non-Guarantor	Consolidating
	Parent	Subsidiaries	Subsidiaries	Adjustments	Consolidated
Continuing Operations
Service revenues and sales	$-	$308,825	$6,170	$-	$314,995
Cost of services provided and goods sold	-	220,455	3,247	-	223,702
Selling, general and administrative expenses	6,508	42,302	1,146	-	49,956
Depreciation	244	5,749	201	-	6,194
Amortization	366	921	-	-	1,287
Total costs and expenses	7,118	269,427	4,594	-	281,139
Income/ (loss) from operations	(7,118)	39,398	1,576	-	33,856
Interest expense	(2,888)	(111)	-	-	(2,999)
Other (expense)/income - net	3,670	(3,562)	(98)	-	10
Income/ (loss) before income taxes	(6,336)	35,725	1,478	-	30,867
Income tax (provision)/ benefit	2,150	(13,567)	(595)	-	(12,012)
Equity in net income of subsidiaries	23,041	994	-	(24,035)	-
Net income	$18,855	$23,152	$883	$(24,035)	$18,855

For the six months ended June 30, 2011		Guarantor	Non-Guarantor	Consolidating
	Parent	Subsidiaries	Subsidiaries	Adjustments	Consolidated
Continuing Operations
Service revenues and sales	$-	$650,563	$13,715	$-	$664,278
Cost of services provided and goods sold	-	469,731	7,324	-	477,055
Selling, general and administrative expenses	12,258	88,022	5,798	-	106,078
Depreciation	476	11,781	389	-	12,646
Amortization	820	1,289	-	-	2,109
Total costs and expenses	13,554	570,823	13,511	-	597,888
Income/ (loss) from operations	(13,554)	79,740	204	-	66,390
Interest expense	(6,453)	(252)	-	-	(6,705)
Other (expense)/income - net	7,632	(7,617)	2,801	-	2,816
Income/ (loss) before income taxes	(12,375)	71,871	3,005	-	62,501
Income tax (provision)/ benefit	4,186	(27,135)	(1,165)	-	(24,114)
Equity in net income of subsidiaries	46,576	1,908	-	(48,484)	-
Net income	$38,387	$46,644	$1,840	$(48,484)	$38,387

For the six months ended June 30, 2010		Guarantor	Non-Guarantor	Consolidating
	Parent	Subsidiaries	Subsidiaries	Adjustments	Consolidated
Continuing Operations
Service revenues and sales	$-	$611,827	$11,981	$-	$623,808
Cost of services provided and goods sold	-	436,655	6,184	-	442,839
Selling, general and administrative expenses	12,206	83,619	2,669	-	98,494
Depreciation	380	10,882	401	-	11,663
Amortization	696	1,815	-	-	2,511
Total costs and expenses	13,282	532,971	9,254	-	555,507
Income/ (loss) from operations	(13,282)	78,856	2,727	-	68,301
Interest expense	(5,739)	(212)	-	-	(5,951)
Other (expense)/income - net	7,291	(7,199)	104	-	196
Income/ (loss) before income taxes	(11,730)	71,445	2,831	-	62,546
Income tax (provision)/ benefit	3,894	(27,106)	(1,121)	-	(24,333)
Equity in net income of subsidiaries	46,049	1,820	-	(47,869)	-
Net income	$38,213	$46,159	$1,710	$(47,869)	$38,213

For the six months ended June 30, 2011		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Consolidated
Cash Flow from Operating Activities:
Net cash provided/(used) by operating activities	$3,594	$48,849	$(1,316)	$51,127
Cash Flow from Investing Activities:
Capital expenditures	(5)	(14,085)	(870)	(14,960)
Business combinations, net of cash acquired	-	(3,689)	-	(3,689)
Other sources/(uses) - net	(103)	(771)	5	(869)
Net cash used by investing activities	(108)	(18,545)	(865)	(19,518)
Cash Flow from Financing Activities:
Change in cash overdrafts payable	698	(8,512)	-	(7,814)
Change in intercompany accounts	26,733	(28,804)	2,071	-
Dividends paid to shareholders	(5,967)	-	-	(5,967)
Purchases of treasury stock	(25,438)	-	(44)	(25,482)
Proceeds from exercise of stock options	7,698	-	-	7,698
Realized excess tax benefit on share based compensation	3,339	-	-	3,339
Debt issuance cost	(2,723)	-	-	(2,723)
Other sources - net	41	1	322	364
Net cash provided/(used) by financing activities	4,381	(37,315)	2,349	(30,585)
Net increase/(decrease) in cash and cash equivalents	7,867	(7,011)	168	1,024
Cash and cash equivalents at beginning of year	45,324	(1,571)	6,164	49,917
Cash and cash equivalents at end of period	$53,191	$(8,582)	$6,332	$50,941

For the six months ended June 30, 2010		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Consolidated
Cash Flow from Operating Activities:
Net cash provided/(used) by operating activities	$(3,737)	$24,585	$(571)	$20,277
Cash Flow from Investing Activities:
Capital expenditures	(10)	(11,454)	(478)	(11,942)
Business combinations, net of cash acquired	-	(30)	-	(30)
Other uses - net	(89)	(88)	(20)	(197)
Net cash used by investing activities	(99)	(11,572)	(498)	(12,169)
Cash Flow from Financing Activities:
Change in cash overdrafts payable	1,338	(2,652)	-	(1,314)
Change in intercompany accounts	9,830	(11,478)	1,648	-
Dividends paid to shareholders	(5,481)	-	-	(5,481)
Purchases of treasury stock	(10,149)	-	-	(10,149)
Proceeds from exercise of stock options	3,475	-	-	3,475
Realized excess tax benefit on share based compensation	702	1,100	-	1,802
Other sources - net	-	-	223	223
Net cash provided/ (used) by financing activities	(285)	(13,030)	1,871	(11,444)
Net increase/(decrease) in cash and cash equivalents	(4,121)	(17)	802	(3,336)
Cash and cash equivalents at beginning of year	109,331	(1,221)	4,306	112,416
Cash and cash equivalents at end of period	$105,210	$(1,238)	$5,108	$109,080

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

The following is a summary of the key operating results for the three and six months ended June 30, 2011 and 2010 (in thousands except per share amounts):

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Service revenues and sales	$333,360	$314,995	$664,278	$623,808
Net income	$20,286	$18,855	$38,387	$38,213
Diluted EPS	$0.94	$0.82	$1.78	$1.66
Adjusted EBITDA	$46,657	$44,886	$92,275	$87,957
Adjusted EBITDA as a % of revenue	14.0%	14.2%	13.9%	14.1%

EBITDA and Adjusted EBITDA are not measures derived in accordance with GAAP.  We use Adjusted EBITDA as a measure of earnings for our LTIP awards.  We provide EBITDA and Adjusted EBITDA to help readers evaluate our operating results, compare our operating performance with that of similar companies that have different capital structures and help evaluate our ability to meet future debt service, capital expenditure and working capital requirements.  Our EBITDA and Adjusted EBITDA should not be considered in isolation or as a substitute for comparable measures presented in accordance with GAAP.  A reconciliation of our net income to our EBITDA and Adjusted EBITDA is presented on pages 28 and 29.

For the three months ended June 30, 2011, the increase in consolidated service revenues and sales was driven by a 7.3% increase at VITAS and a 2.2% increase at Roto-Rooter.  The increase in service revenues at VITAS was a result of increased average daily census (“ADC”) of 5.8%, driven by an increase in admissions of 6.0%, combined with Medicare price increases of approximately 2.1%.  Roto-Rooter was driven by a 1.5% price and mix shift increase and a 0.04% increase in job count. When excluding the impact of changes in the number of Company-owned branches, unit-for-unit job count at Roto-Rooter decreased 1.6% during the quarter. The remaining Roto-Rooter revenue increase is related mainly to our independent contractor operations. Consolidated net income increased 7.6% driven mainly by the increase in revenue.  Diluted EPS increased 14.6% as a result of the increase in net income and a lower number of shares outstanding.  Adjusted EBITDA as a percent of revenue was virtually flat when compared with the prior year. See page 30 for additional VITAS operating metrics.

For the six months ended June 30, 2011, the increase in consolidated service revenues and sales was driven by a 6.5% increase at VITAS and a 6.5% increase at Roto-Rooter.  The increase in service revenues at VITAS was a result of increased average daily census (“ADC”) of 5.3%, driven by an increase in admissions of 6.2%, combined with Medicare price increases of approximately 2.1%.  Roto-Rooter was driven by a 3.4% price and mix shift increase and a 3.0% increase in job count. Consolidated net income was essential flat over prior year.  Diluted EPS increased 7.2% as a result of a lower number of shares outstanding.  Adjusted EBITDA as a percent of revenue was virtually flat when compared with the prior year.

VITAS expects to achieve full-year 2011 revenue growth, prior to Medicare cap, of 7.5% to 8.5%.  Admissions are estimated to increase approximately 6.5% to 7.0%.  Adjusted EBITDA margin prior to Medicare cap is estimated to be 15.3% to 15.8%.  Roto-Rooter expects full-year 2011 revenue growth of 6.5% to 8.5%.  The revenue estimate is a result of increased pricing of 3.0%, a favorable mix shift to higher revenue jobs, with job count growth estimated at 0.0% to 2.0%.  Adjusted EBITDA margin for 2011 is estimated to be in the range of 17.0% to 18.0%.  We anticipate that our operating income and cash flows will be sufficient to operate our businesses and meet any commitments for the foreseeable future.

Financial Condition
Liquidity and Capital Resources
Material changes in the balance sheet accounts from December 31, 2010 to June 30, 2011 include the following:

•	A $5.3 million increase in accounts receivable primarily at VITAS, related to timing of receipts from Medicare.
•	A $16.4 million decrease in accounts payable related to timing of payments and a reduction in cash overdrafts payable.
•	A $3.9 million increase in accrued compensation related to timing of payroll and bonus payments.

Net cash provided by operating activities increased $30.9 million due primarily to the change in accounts receivable offset by the change in accounts payable and other current liabilities. Management continually evaluates cash utilization alternatives, including share repurchase, debt repurchase, acquisitions and increased dividends to determine the most beneficial use of available capital resources.

We have issued $29.5 million in standby letters of credit as of June 30, 2011, for insurance purposes.  Issued letters of credit reduce our available credit under the revolving credit agreement.  As of June 30, 2011, we have approximately $320.5 million of unused lines of credit available and eligible to be drawn down under our revolving credit facility, excluding the $150 million expansion feature. Management believes its liquidity and sources of capital are satisfactory for the Company’s needs in the foreseeable future.

Commitments and Contingencies
Collectively, the terms of our credit agreements require us to meet various financial covenants, to be tested quarterly.  We are in compliance with all financial and other debt covenants as of June 30, 2011 and anticipate remaining in compliance throughout 2011.

On March 1, 2010 Anthony Morangelli and Frank Ercole filed a class action lawsuit in federal district court for the Eastern District of New York seeking unpaid minimum wages and overtime service technician compensation from Roto-Rooter and Chemed.  They also seek payment of penalties, interest and plaintiffs’ attorney fees.  We contest these allegations.  In September 2010, the Court conditionally certified a class of service technicians, excluding those who signed dispute resolution agreements in which they agreed to arbitrate claims arising out of their employment.  In June 2011, the Court granted certification of a class of technicians in 14 states on certain claims. We are unable to estimate our potential liability, if any, with respect to this case.

VITAS is party to a class action lawsuit filed in the Superior Court of California, Los Angeles County, in September 2006 by Bernadette Santos, Keith Knoche and Joyce White.  This case alleges failure to pay overtime and failure to provide meal and rest periods to California admissions nurses, chaplains and sales representatives.  The case seeks payment of penalties, interest and Plaintiffs’ attorney fees.  VITAS contests these allegations.  In December 2009, the trial court denied Plaintiffs’ motion for class certification.  In July 2011, the Court of Appeals affirmed denial of class certification on the travel time, meal and rest period claims, and reversed the trial court’s denial on the off-the-clock and sales representation exemption claims. We are unable to estimate our potential liability, if any, with respect to this case.

Regardless of outcome, defense of litigation adversely affects us through defense costs, diversion of our time and related publicity.

In May 2009, VITAS received an administrative subpoena from the U.S. Department of Justice requesting VITAS deliver to the Office of Inspector General (“OIG”) for the Department of Health and Human Services documents, patient records, and policy and procedure manuals for headquarters and its Texas programs concerning hospice services provided for the period January 1, 2003 to the date of the letter.  In August 2009, the OIG selected medical records for 59 past and current patients from a Texas program for review.   In February 2010, VITAS received a companion civil investigative demand (“CID”) from the State of Texas Attorney General’s Office, seeking related documents. In September 2010, it received a second CID and a second administrative subpoena seeking related documents.  In April 2011, the U.S. Attorney provided the Company with a copy of a qui tam complaint filed under seal in U.S. District Court for the Northern District of Texas.  In June 2011, the U.S. Attorney provided the company with a partially unsealed second qui tam complaint filed under seal in the U.S. District Court for the Western District of Texas.  In June 2011, the U.S. Attorney also provided the Company with a partially unsealed third qui tam complaint filed under seal in the Northern District of Illinois, Eastern Division.  The complaint and all the filings in each of these actions remain under seal.  The U.S. Attorney has not decided whether to intervene in any of the actions.  We are conferring with the U.S. Attorney regarding the Company’s defenses to each complaint’s allegations.   We can neither predict the outcome of this investigation nor estimate our potential liability, if any.  We believe that we are in compliance with Medicare and Medicaid rules and regulations applicable to hospice providers.

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

Results of Operations
Three months ended June 30, 2011 versus  2010 - Consolidated Results

Our service revenues and sales for the second quarter of 2011 increased 5.8% versus services and sales revenues for the second quarter of 2010.  Of this increase, $16.5 million was attributable to VITAS and $1.9 million was attributable to Roto-Rooter.  The following chart shows the components of those changes (dollar amounts in thousands):

	Increase/(Decrease)
	Amount	Percent
VITAS
Routine homecare	$13,555	8.3
Continuous care	2,111	5.7
General inpatient	1,194	4.6
Medicare cap	(403)	-1151.4
Roto-Rooter
Plumbing	852	2.0
Drain cleaning	425	1.3
Other	631	5.0
Total	$18,365	5.8

       The increase in VITAS’ revenues for the second quarter of 2011 versus the second quarter of 2010 was a result of increased ADC of 5.8% driven by an increase in admissions of 6.0%, combined with Medicare reimbursement rate increases of approximately 2.1%.  The ADC increase was driven by a 6.0% increase in routine homecare, an increase of 3.2% in general inpatient and an increase of a 3.1% in continuous care. In excess of 90% of VITAS’ service revenues for the period were from Medicare and Medicaid.

The increase in plumbing revenues for the second quarter of 2011 versus 2010 is attributable to a 2.1% increase in the average price per job and a 0.2% increase in the number of jobs performed.  The increase in the plumbing price per job was a result of favorable job mix shift to more expensive jobs such as excavation.  Our excavation job count increased by 7.9% compared to 2010.  On average, the price per job for our excavation jobs is approximately 5 times greater than the price per job of other plumbing jobs.  Drain cleaning revenues for the second quarter of 2011 versus 2010 reflect a 1.2% increase in price per job and a 0.1% increase in the number of jobs performed.  The increase in other revenues is attributable to an increase in our independent contractor operations.

The consolidated gross margin was 28.1% in the second quarter of 2011 as compared with 29.0% in the second quarter of 2010.  On a segment basis, VITAS’ gross margin was 21.9% in the second quarter of 2011 and 22.7% in the second quarter of 2010.  The decrease in VITAS’ gross margin is attributable to a Medicare cap accrual in 2011 versus an Medicare cap reversal in 2010, higher labor costs for admissions and Medicare compliance personnel and the opening of inpatient units which carry significant one time start-up costs as capacity begins to ramp-up.  The Roto-Rooter segment’s gross margin was 45.0% for the second quarter of 2011 as compared with 45.2% for the second quarter of 2010.

Selling, general and administrative expenses (“SG&A”) for the second quarter of 2011 and 2010 comprise (in thousands):

	Three months ended June 30,
	2011	2010
SG&A expenses before long-term incentive
compensation and the impact of market gains and
losses of deferred compensation plans	$49,681	$48,240
Long-term incentive compensation	-	1,799
Impact of market value gains on liabilities held in
deferred compensation trusts	743	(83)
Total SG&A expenses	$50,424	$49,956

Normal salary increases and revenue related expense increases between periods accounts for the 3.0% increase in SG&A expenses before long-term incentive compensation and the impact of market gains of deferred compensation plans.

Depreciation expense increased 2.6% to $6.4 million when compared to the second quarter of 2010 due mainly to the installation of patient software at our VITAS segment during the second quarter of 2010.

 Other income for the second quarter of 2011 and 2010 comprise (in thousands):

	Three months ended June 30,
	2011	2010
Market value gains/(losses) on assets held in deferred
compensation trusts	$743	$(83)
Interest income	62	150
Gain/(loss) on disposal of property and equipment	32	(58)
Other	(123)	1
Total other income	$714	$10

Our effective income tax rate decreased to 38.7% in the second quarter of 2011 from 38.9% when compared with the second quarter of 2010.

Net income for both periods included the following after-tax items/adjustments that reduced after-tax earnings (in thousands):

	Three months ended June 30,
	2011	2010
VITAS
Legal expenses of OIG investigation	$(301)	$(74)
Acquisition expenses	(31)	-
Roto-Rooter
Expenses of class action litigation	(113)	(63)
Acquisition expenses	8	-
Corporate
Stock option expense	(1,620)	(1,484)
Noncash impact of change in accounting for convertible debt	(1,155)	(1,068)
Long-term incentive compensation	-	(1,124)
Total	$(3,212)	$(3,813)

Three months ended June 30, 2011 versus 2010 - Segment Results

The change in after-tax earnings for the second quarter of 2011 versus the second quarter of 2010 is due to (dollars in thousands):

	Increase/(Decrease)
	Amount	Percent
VITAS	$308	1.7
Roto-Rooter	232	2.6
Corporate	891	10.8
	$1,431	7.6

Six months ended June 30, 2011 versus  2010 - Consolidated Results

Our service revenues and sales for the first six months of 2011 increased 6.5% versus services and sales revenues for the first six months of 2010.  Of this increase, $29.2 million was attributable to VITAS and $11.3 million was attributable to Roto-Rooter.  The following chart shows the components of those changes (dollar amounts in thousands):

	Increase/(Decrease)
	Amount	Percent
VITAS
Routine homecare	$24,981	7.8
Continuous care	3,062	4.1
General inpatient	2,288	4.4
Medicare cap	(1,141)	-64.0
Roto-Rooter
Plumbing	6,979	8.6
Drain cleaning	2,518	3.7
Other	1,783	7.2
Total	$40,470	6.5

The increase in VITAS’ revenues for the first six months of 2011 versus the first six months of 2010 was a result of increased ADC of 5.3% driven by an increase in admissions of 6.2%, combined with Medicare reimbursement rate increases of approximately 2.1%.  The ADC increase was driven by a 5.6% increase in routine homecare, an increase of 2.5% in general inpatient and an increase of 1.3% in continuous care. In excess of 90% of VITAS’ service revenues for the period were from Medicare and Medicaid.

The increase in plumbing revenues for the first six months of 2011 versus 2010 is attributable to a 5.5% increase in the average price per job and a 3.4% increase in the number of jobs performed.  The increase in the plumbing price per job was a result of favorable job mix shift to more expensive jobs such as excavation.  Our excavation job count increased by 18.9% compared to 2010.  On average, the price per job for our excavation jobs is approximately 5 times greater than the price per job of other plumbing jobs.  Drain cleaning revenues for the second quarter of 2011 versus 2010 reflect a 2.9% increase in job count and a 0.9% increase in the average price per job.  The increase in other revenues is attributable to an increase in our independent contractor operations and an increase in product sales.

The consolidated gross margin was 28.2% in the first six months of 2011 as compared with 29.0% in the first six months of 2010.  On a segment basis, VITAS’ gross margin was 21.8% in the first six months of 2011 and 22.7% in the first six months of 2010.  The decrease in VITAS’ gross margin is attributable to a smaller Medicare cap reversal in 2011, higher labor costs for admissions and Medicare compliance personnel and the opening of inpatient units which carry significant one time start-up costs as capacity begins to ramp-up.  The Roto-Rooter segment’s gross margin was 44.6% for the first six months of 2011 as compared with 45.2% for the first six months of 2010.  The decrease in Roto-Rooter’s gross margin was attributable to continued mix shift to excavation which has higher revenue per job but a slightly lower gross margin percentage per job.  An unfavorable adjustment to casualty insurance also contributed to the margin decline.

Selling, general and administrative expenses (“SG&A”) for the first six months of 2011 and 2010 comprise (in thousands):

	Six months ended June 30,
	2011	2010
SG&A expenses before long-term incentive
compensation and the impact of market gains and
losses of deferred compensation plans	$100,259	$96,590
Long-term incentive compensation	3,012	1,799
Impact of market value gains on liabilities held in
deferred compensation trusts	2,807	105
Total SG&A expenses	$106,078	$98,494

Normal salary increases and revenue related expense increases between periods accounts for the 3.8% increase in SG&A expenses before long-term incentive compensation and the impact of market gains of deferred compensation plans.

Depreciation expense increased 8.4% to $12.6 million for the first six months of 2011 due mainly to the installation of patient capture software at our VITAS segment in the second quarter of 2010.

 Other income for the second quarter of 2011 and 2010 comprise (in thousands):

	Six months ended June 30,
	2011	2010
Market value gains on assets held in deferred
compensation trusts	$2,807	$105
Interest income	123	225
Gain/(loss) on disposal of property and equipment	11	(152)
Other	(125)	18
Total other income	$2,816	$196

Our effective income tax rate decreased to 38.6% in the first six months of 2011 from 38.9% when compared with the first six months of 2010.

Net income for both periods included the following after-tax items/adjustments that reduced after-tax earnings (in thousands):

	Six months ended June 30,
	2011	2010
VITAS
Legal expenses of OIG investigation	$(618)	$(173)
Acquisition expenses	(71)	-
Roto-Rooter
Expenses of class action litigation	(414)	(63)
Acquisition expenses	4	-
Corporate
Stock option expense	(2,843)	(2,782)
Noncash impact of change in accounting for convertible debt	(2,287)	(2,115)
Long-term incentive compensation	(1,880)	(1,124)
Total	$(8,109)	$(6,257)

Six months ended June 30, 2011 versus 2010 - Segment Results

The change in after-tax earnings for the first six months of 2011 versus the first six months of 2010 is due to (dollars in thousands):

	Increase/(Decrease)
	Amount	Percent
VITAS	$(5)	0.0
Roto-Rooter	929	5.6
Corporate	(750)	-4.9
	$174	0.5

CHEMED CORPORATION AND SUBSIDIARY COMPANIES
CONSOLIDATING STATEMENT OF INCOME
FOR THE THREE MONTHS ENDED JUNE 30, 2011
(in thousands)(unaudited)

	VITAS	Roto-Rooter	Corporate	Chemed Consolidated
2011 (a)
Service revenues and sales	$243,095	$90,265	$-	$333,360
Cost of services provided and goods sold	189,940	49,657	-	239,597
Selling, general and administrative expenses	19,735	24,384	6,305	50,424
Depreciation	4,199	2,025	134	6,358
Amortization	520	155	464	1,139
Total costs and expenses	214,394	76,221	6,903	297,518
Income/(loss) from operations	28,701	14,044	(6,903)	35,842
Interest expense	(62)	(77)	(3,322)	(3,461)
Intercompany interest income/(expense)	1,215	652	(1,867)	-
Other income/(expense) - net	(90)	15	789	714
Income/(expense) before income taxes	29,764	14,634	(11,303)	33,095
Income taxes	(11,175)	(5,542)	3,908	(12,809)
Net income/(loss)	$18,589	$9,092	$(7,395)	$20,286

(a) The following amounts are included in net income (in thousands):

	VITAS	Roto-Rooter	Corporate	Chemed Consolidated
Pretax benefit/(cost):
Stock option expense	$-	$-	$(2,562)	$(2,562)
Noncash impact of accounting for convertible debt	-	-	(1,825)	(1,825)
Expenses of class action litigation	-	(186)	-	(186)
Acquisition expenses	(51)	12	-	(39)
Legal expenses of OIG investigation	(486)	-	-	(486)
Total	$(537)	$(174)	$(4,387)	$(5,098)

After-tax benefit/(cost):	VITAS	Roto-Rooter	Corporate	Consolidated
Stock option expense	$-	$-	$(1,620)	$(1,620)
Noncash impact of accounting for convertible debt	-	-	(1,155)	(1,155)
Expenses of class action litigation	-	(113)	-	(113)
Acquisition expenses	(31)	8	-	(23)
Legal expenses of OIG investigation	(301)	-	-	(301)
Total	$(332)	$(105)	$(2,775)	$(3,212)

CONSOLIDATING STATEMENT OF INCOME
FOR THE THREE MONTHS ENDED JUNE 30, 2010
(in thousands)(unaudited)

	VITAS	Roto-Rooter	Corporate	Chemed Consolidated
2010 (a)
Service revenues and sales	$226,638	$88,357	$-	$314,995
Cost of services provided and goods sold	175,257	48,445	-	223,702
Selling, general and administrative expenses	18,404	24,192	7,360	49,956
Depreciation	4,103	1,950	141	6,194
Amortization	788	132	367	1,287
Total costs and expenses	198,552	74,719	7,868	281,139
Income/(loss) from operations	28,086	13,638	(7,868)	33,856
Interest expense	(48)	(64)	(2,887)	(2,999)
Intercompany interest income/(expense)	1,350	773	(2,123)	-
Other income/(expense)—net	45	14	(49)	10
Income/(expense) before income taxes	29,433	14,361	(12,927)	30,867
Income taxes	(11,152)	(5,501)	4,641	(12,012)
Net income/(loss)	$18,281	$8,860	$(8,286)	$18,855

(a) The following amounts are included in net income (in thousands):

	VITAS	Roto-Rooter	Corporate	Chemed Consolidated
Pretax benefit/(cost):
Stock option expense	$-	$-	$(2,346)	$(2,346)
Long-term incentive compensation	-	-	(1,799)	(1,799)
Noncash impact of accounting for convertible debt	-	-	(1,688)	(1,688)
Expenses of class action litigation	-	(105)	-	(105)
Legal expenses of OIG investigation	(118)	-	-	(118)
Total	$(118)	$(105)	$(5,833)	$(6,056)

	VITAS	Roto-Rooter	Corporate	Consolidated
After-tax benefit/(cost):
Stock option expense	$-	$-	$(1,484)	$(1,484)
Long-term incentive compensation	-	-	(1,124)	(1,124)
Noncash impact of accounting for convertible debt	-	-	(1,068)	(1,068)
Expenses of class action litigation	-	(63)	-	(63)
Legal expenses of OIG investigation	(74)	-	-	(74)
Total	$(74)	$(63)	$(3,676)	$(3,813)

CHEMED CORPORATION AND SUBSIDIARY COMPANIES CONSOLIDATING STATEMENT OF INCOME FOR THE SIX MONTHS ENDED JUNE 30, 2011 (in thousands)(unaudited)

	VITAS	Roto-Rooter	Corporate	Chemed Consolidated
2011 (a)
Service revenues and sales	$478,768	$185,510	$-	$664,278
Cost of services provided and goods sold	374,241	102,814	-	477,055
Selling, general and administrative expenses	38,446	51,124	16,508	106,078
Depreciation	8,366	4,009	271	12,646
Amortization	1,003	287	819	2,109
Total costs and expenses	422,056	158,234	17,598	597,888
Income/(loss) from operations	56,712	27,276	(17,598)	66,390
Interest expense	(110)	(142)	(6,453)	(6,705)
Intercompany interest income/(expense)	2,428	1,291	(3,719)	-
Other income/(expense)—net	(59)	5	2,870	2,816
Income/(expense) before income taxes	58,971	28,430	(24,900)	62,501
Income taxes	(22,257)	(10,828)	8,971	(24,114)
Net income/(loss)	$36,714	$17,602	$(15,929)	$38,387

(a) The following amounts are included in net income (in thousands):

	VITAS	Roto-Rooter	Corporate	Chemed Consolidated
Pretax benefit/(cost):
Stock option expense	$-	$-	$(4,495)	$(4,495)
Long-term incentive compensation	-	-	(3,012)	(3,012)
Noncash impact of accounting for convertible debt	-	-	(3,615)	(3,615)
Expenses of class action litigation	-	(681)	-	(681)
Acquisition expenses	(115)	6	-	(109)
Legal expenses of OIG investigation	(997)	-	-	(997)
Total	$(1,112)	$(675)	$(11,122)	$(12,909)

	VITAS	Roto-Rooter	Corporate	Consolidated
After-tax benefit/(cost):
Stock option expense	$-	$-	$(2,843)	$(2,843)
Long-term incentive compensation	-	-	(2,287)	(2,287)
Noncash impact of accounting for convertible debt	-	-	(1,880)	(1,880)
Expenses of class action litigation	-	(414)	-	(414)
Acquisition expenses	(71)	4	-	(67)
Legal expenses of OIG investigation	(618)	-	-	(618)
Total	$(689)	$(410)	$(7,010)	$(8,109)

CHEMED CORPORATION AND SUBSIDIARY COMPANIES CONSOLIDATING STATEMENT OF INCOME FOR THE SIX MONTHS ENDED JUNE 30, 2010 (in thousands)(unaudited)

2010 (a)	VITAS	Roto-Rooter	Corporate	Chemed Consolidated
Service revenues and sales	$449,578	$174,230	$-	$623,808
Cost of services provided and goods sold	347,350	95,489	-	442,839
Selling, general and administrative expenses	36,550	48,950	12,994	98,494
Depreciation	7,587	3,901	175	11,663
Amortization	1,559	255	697	2,511
Total costs and expenses	393,046	148,595	13,866	555,507
Income/(loss) from operations	56,532	25,635	(13,866)	68,301
Interest expense	(80)	(132)	(5,739)	(5,951)
Intercompany interest income/(expense)	2,639	1,475	(4,114)	-
Other income/(expense)—net	6	24	166	196
Income/(expense) before income taxes	59,097	27,002	(23,553)	62,546
Income taxes	(22,378)	(10,329)	8,374	(24,333)
Net income/(loss)	$36,719	$16,673	$(15,179)	$38,213

(a) The following amounts are included in net income (in thousands):

	VITAS	Roto-Rooter	Corporate	Chemed Consolidated
Pretax benefit/(cost):
Stock option expense	$-	$-	$(4,397)	$(4,397)
Long-term incentive compensation	-	-	(1,799)	(1,799)
Noncash impact of accounting for convertible debt	-	-	(3,343)	(3,343)
Expenses of class action litigation	-	(105)	-	(105)
Legal expenses of OIG investigation	(278)	-	-	(278)
Total	$(278)	$(105)	$(9,539)	$(9,922)

	VITAS	Roto-Rooter	Corporate	Consolidated
After-tax benefit/(cost):
Stock option expense	$-	$-	$(2,782)	$(2,782)
Long-term incentive compensation	-	-	(2,115)	(2,115)
Noncash impact of accounting for convertible debt	-	-	(1,124)	(1,124)
Expenses of class action litigation	-	(63)	-	(63)
Legal expenses of OIG investigation	(173)	-	-	(173)
Total	$(173)	$(63)	$(6,021)	$(6,257)

Consolidating Summary and Reconciliation of Adjusted EBITDA

Chemed Corporation and Subsidiary Companies
(in thousands)				Chemed
For the three months ended June 30, 2011	VITAS	Roto-Rooter	Corporate	Consolidated

Net income/(loss)	$18,589	$9,092	$(7,395)	$20,286
Add/(deduct):
Interest expense	62	77	3,322	3,461
Income taxes	11,175	5,542	(3,908)	12,809
Depreciation	4,199	2,025	134	6,358
Amortization	520	155	464	1,139
EBITDA	34,545	16,891	(7,383)	44,053
Add/(deduct):
Legal expenses of OIG investigation	486	-	-	486
Acquisition expenses	51	(12)	-	39
Expenses of class action litigation	-	186	-	186
Stock option expense	-	-	2,562	2,562
Advertising cost adjustment	-	(607)	-	(607)
Interest income	(7)	(9)	(46)	(62)
Intercompany interest income/(expense)	(1,215)	(652)	1,867	-
Adjusted EBITDA	$33,860	$15,797	$(3,000)	$46,657

				Chemed
For the three months ended June 30, 2010	VITAS	Roto-Rooter	Corporate	Consolidated

Net income/(loss)	$18,281	$8,860	$(8,286)	$18,855
Add/(deduct):
Interest expense	48	64	2,887	2,999
Income taxes	11,152	5,501	(4,641)	12,012
Depreciation	4,103	1,950	141	6,194
Amortization	788	132	367	1,287
EBITDA	34,372	16,507	(9,532)	41,347
Add/(deduct):
Legal expenses of OIG investigation	118	-	-	118
Long-term incentive compensation	-	-	1,799	1,799
Expenses of class action litigation	-	105	-	105
Stock option expense	-	-	2,346	2,346
Advertising cost adjustment	-	(679)	-	(679)
Interest income	(90)	(25)	(35)	(150)
Intercompany interest income/(expense)	(1,350)	(773)	2,123	-
Adjusted EBITDA	$33,050	$15,135	$(3,299)	$44,886

Consolidating Summary and Reconciliation of Adjusted EBITDA

Chemed Corporation and Subsidiary Companies
(in thousands)				Chemed
For the six months ended June 30, 2011	VITAS	Roto-Rooter	Corporate	Consolidated

Net income/(loss)	$36,714	$17,602	$(15,929)	$38,387
Add/(deduct):
Interest expense	110	142	6,453	6,705
Income taxes	22,257	10,828	(8,971)	24,114
Depreciation	8,366	4,009	271	12,646
Amortization	1,003	287	819	2,109
EBITDA	68,450	32,868	(17,357)	83,961
Add/(deduct):
Legal expenses of OIG investigation	997	-	-	997
Acquisition expenses	115	(6)	-	109
Expenses of class action litigation	-	681	-	681
Long-term incentive compensation	-	-	3,012	3,012
Stock option expense	-	-	4,495	4,495
Advertising cost adjustment	-	(857)	-	(857)
Interest income	(44)	(16)	(63)	(123)
Intercompany interest income/(expense)	(2,428)	(1,291)	3,719	-
Adjusted EBITDA	$67,090	$31,379	$(6,194)	$92,275

				Chemed
For the six months ended June 30, 2010	VITAS	Roto-Rooter	Corporate	Consolidated

Net income/(loss)	$36,719	$16,673	$(15,179)	$38,213
Add/(deduct):
Interest expense	80	132	5,739	5,951
Income taxes	22,378	10,329	(8,374)	24,333
Depreciation	7,587	3,901	175	11,663
Amortization	1,559	255	697	2,511
EBITDA	68,323	31,290	(16,942)	82,671
Add/(deduct):
Legal expenses of OIG investigation	278	-	-	278
Expenses of class action litigation	-	105	-	105
Long-term incentive compensation	-	-	1,799	1,799
Stock option expense	-	-	4,397	4,397
Advertising cost adjustment	-	(1,068)	-	(1,068)
Interest income	(135)	(27)	(63)	(225)
Intercompany interest income/(expense)	(2,639)	(1,475)	4,114	-
Adjusted EBITDA	$65,827	$28,825	$(6,695)	$87,957

CHEMED CORPORATION AND SUBSIDIARY COMPANIES OPERATING STATISTICS FOR VITAS SEGMENT (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
OPERATING STATISTICS	2011	2010	2011	2010
Net revenue ($000)
Homecare	$177,067	$163,512	$345,719	$320,738
Inpatient	27,183	25,989	54,569	52,281
Continuous care	39,213	37,102	77,838	74,776
Total before Medicare cap allowance	$243,463	$226,603	$478,126	$447,795
Medicare cap allowance	(368)	35	642	1,783
Total	$243,095	$226,638	$478,768	$449,578
Net revenue as a percent of total
before Medicare cap allowance
Homecare	72.7%	72.1%	72.2%	71.6%
Inpatient	11.2	11.5	11.4	11.7
Continuous care	16.1	16.4	16.4	16.7
Total before Medicare cap allowance	100.0	100.0	100.0	100.0
Medicare cap allowance	(0.2)	-	0.1	0.4
Total	99.8%	100.0%	100.1%	100.4%
Average daily census (days)
Homecare	9,229	8,345	9,031	8,229
Nursing home	3,034	3,223	3,034	3,193
Routine homecare	12,263	11,568	12,065	11,422
Inpatient	447	433	449	438
Continuous care	601	583	602	594
Total	13,311	12,584	13,116	12,454

Total Admissions	15,294	14,423	31,092	29,267
Total Discharges	14,885	14,132	30,419	28,685
Average length of stay (days)	77.1	77.4	78.0	76.6
Median length of stay (days)	14.0	14.0	14.0	14.0
ADC by major diagnosis
Neurological	34.2%	32.8%	34.2%	32.8%
Cancer	17.7	18.1	17.8	18.5
Cardio	11.5	12.0	11.7	11.9
Respiratory	6.9	6.5	6.8	6.6
Other	29.7	30.6	29.5	30.2
Total	100.0%	100.0%	100.0%	100.0%
Admissions by major diagnosis
Neurological	19.4%	18.5%	19.5%	18.6%
Cancer	32.8	33.8	32.2	33.8
Cardio	10.8	11.2	11.0	11.4
Respiratory	8.5	8.5	8.8	8.5
Other	28.5	28.0	28.5	27.7
Total	100.0%	100.0%	100.0%	100.0%
Direct patient care margins
Routine homecare	52.4%	52.1%	51.7%	51.6%
Inpatient	13.3	12.3	13.1	13.7
Continuous care	20.2	21.2	20.4	21.0
Homecare margin drivers (dollars per patient day)
Labor costs	$53.23	$52.52	$54.28	$53.21
Drug costs	8.21	7.67	8.08	7.72
Home medical equipment	6.66	7.26	6.66	7.38
Medical supplies	2.83	2.46	2.79	2.45
Inpatient margin drivers (dollars per patient day)
Labor costs	$311.26	$301.81	$308.97	$294.27
Continuous care margin drivers (dollars per patient day)
Labor costs	$550.40	$530.05	$547.29	$528.23
Bad debt expense as a percent of revenues	0.8%	0.9%	0.7%	0.9%
Accounts receivable --
Days of revenue outstanding- excluding unapplied Medicare payments	37.2	42.3	n.a.	n.a.
Days of revenue outstanding- including unapplied Medicare payments	36.8	34.1	n.a.	n.a.

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

Item 3.   Quantitative and Qualitative Disclosures about Market Risk

Our primary market risk exposure relates to interest rate risk exposure through variable interest rate borrowings.  At June 30, 2011, we had no variable rate debt outstanding.  At June 30, 2011, the fair value of the Notes approximates $195.6 million which have a face value of $187.0 million.

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

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

Item 2(c). Purchases of Equity Securities by Issuer and Affiliated Purchasers

The following table shows the activity related to our share repurchase programs for the first six months of 2011:

		Weighted	Cumulative
	Total Number	Average	Shares	Dollar Amount
	of Shares	Price Paid Per	Repurchased Under	Remaining Under
	Repurchased	Share	the Program	The Program

April 2007 Program
January 1 through January 31, 2011	300,513	$63.62	3,654,157	$24,543
February 1 through February 28, 2011	377	65.03	3,654,534	-
March 1 through March 31, 2011	-	-	3,654,534	$-
First Quarter Total - April 2007 Program	300,890	$63.62

February 2011 Program
January 1 through January 31, 2011	-	$-	-	$-
February 22, 2011 Authorization	-	-	-	100,000,000
February 1 through February 28, 2011	40,623	65.03	40,623	97,358,313
March 1 through March 31, 2011	-	-	40,623	$97,358,313
First Quarter Total - February 2011 Program	40,623	$65.03

April 1 through April 30, 2011	-	$-	-	$97,358,313
May 1 through May 31, 2011	-	-	-	97,358,313
June 1 through June 30, 2011	-	-	-	$97,358,313
Second Quarter Total - February 2011 Program	-	$-

On February 22, 2011 our Board of Directors authorized $100 million under the newly established February 2011 Repurchase Program.

Item 3.    Defaults Upon Senior Securities

None

Item 4.    Removed and reserved

Item 5.    Other Information

Item 5(a). Submission of Matters to a Vote of Security Holders:  Disclosure regarding frequency of shareholder advisory vote on Executive Compensation

The company has decided to include a non-binding advisory say-on-pay in its proxy materials every year.

The next required non-binding shareholder advisory vote regarding the frequency interval will be held in six years at the Company’s 2017 Annual Meeting of Shareholders.

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

Chemed Corporation
(Registrant)

Dated:	August 5, 2011	By:	Kevin J. McNamara
Kevin J. McNamara
(President and Chief Executive Officer)

Dated:	August 5, 2011	By:	David P. Williams
David P. Williams
(Executive Vice President and Chief Financial Officer)

Dated:	August 5, 2011	By:	Arthur V. Tucker, Jr.
Arthur V. Tucker, Jr.
(Vice President and Controller)