Form 10-Q
period 2011-09-30
CHEMED CORP
filed 2011-11-04
CIK 19584

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)

X	Quarterly Report Under Section 13 or 15 (d) of the Securities Exchange Act of 1934 For the Quarterly Period Ended September 30, 2011

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
Large accelerated filer	X	Accelerated filer	Non-accelerated filer	Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes	No	X

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Amount	Date

Capital Stock $1 Par Value	19,881,497 Shares	September 30, 2011

CHEMED CORPORATION AND
SUBSIDIARY COMPANIES

Index

Page No.
PART I. FINANCIAL INFORMATION:
Item 1. Financial Statements
Unaudited Consolidated Balance Sheet -
September 30, 2011 and December 31, 2010	3

Unaudited Consolidated Statement of Income -
Three and nine months ended September 30, 2011 and 2010	4

Unaudited Consolidated Statement of Cash Flows -
Nine months ended September 30, 2011 and 2010	5

Notes to Unaudited Financial Statements	6

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	17

Item 3. Quantitative and Qualitative Disclosures about Market Risk	31

Item 4. Controls and Procedures	31

PART II. OTHER INFORMATION
Item 1. Legal Proceedings	31

Item 1A. Risk Factors	31

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	32

Item 3. Defaults Upon Senior Securities	32

Item 4. Removed and Reserved	32

Item 5. Other Information	32

Item 6. Exhibits	33
EX – 31.1
EX – 31.2
EX – 31.3
EX – 32.1
EX – 32.2
EX – 32.3
EX – 101.INS
EX – 101.SCH
EX – 101.CAL
EX – 101.LAB
EX – 101.PRE

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
CHEMED CORPORATION AND SUBSIDIARY COMPANIES
UNAUDITED CONSOLIDATED BALANCE SHEET
(in thousands, except share and per share data)

	September 30,	December 31,
	2011	2010
ASSETS
Current assets
Cash and cash equivalents	$21,342	$49,917
Accounts receivable less allowances of $12,033 (2010 - $13,332)	112,721	112,999
Inventories	8,888	7,728
Current deferred income taxes	14,850	15,098
Prepaid income taxes	764	770
Prepaid expenses	10,031	10,285
Total current assets	168,596	196,797
Investments of deferred compensation plans	31,339	28,304
Properties and equipment, at cost, less accumulated depreciation of $142,067 (2010 - $132,696)	83,484	79,292
Identifiable intangible assets less accumulated amortization of $28,530 (2010 - $27,438)	55,983	56,410
Goodwill	460,747	458,343
Other assets	14,907	11,015
Total Assets	$815,056	$830,161

LIABILITIES
Current liabilities
Accounts payable	$59,186	$55,829
Income taxes	8,267	1,161
Accrued insurance	35,655	36,492
Accrued compensation	40,376	39,719
Other current liabilities	17,308	16,141
Total current liabilities	160,792	149,342
Deferred income taxes	23,262	25,085
Long-term debt	164,841	159,208
Deferred compensation liabilities	30,267	27,851
Other liabilities	9,559	6,626
Total Liabilities	388,721	368,112

STOCKHOLDERS' EQUITY
Capital stock - authorized 80,000,000 shares $1 par; issued 30,913,424 shares (2010 - 30,381,863 shares)	30,913	30,382
Paid-in capital	394,822	365,007
Retained earnings	524,197	473,316
Treasury stock - 11,128,851 shares (2010 - 9,103,185 shares), at cost	(525,555)	(408,615)
Deferred compensation payable in Company stock	1,958	1,959
Total Stockholders' Equity	426,335	462,049
Total Liabilities and Stockholders' Equity	$815,056	$830,161

See accompanying notes to unaudited financial statements.

CHEMED CORPORATION AND SUBSIDIARY COMPANIES
UNAUDITED CONSOLIDATED STATEMENT OF INCOME
(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Service revenues and sales	$341,439	$320,451	$1,005,717	$944,259
Cost of services provided and goods sold (excluding depreciation)	245,063	227,915	722,118	670,754
Selling, general and administrative expenses	47,618	48,200	153,696	146,694
Depreciation	6,313	6,385	18,959	18,048
Amortization	1,134	1,196	3,243	3,707
Total costs and expenses	300,128	283,696	898,016	839,203
Income from operations	41,311	36,755	107,701	105,056
Interest expense	(3,555)	(2,995)	(10,260)	(8,946)
Other income/(expense) - net	(1,935)	222	881	418
Income before income taxes	35,821	33,982	98,322	96,528
Income taxes	(13,934)	(12,994)	(38,048)	(37,327)
Net income	$21,887	$20,988	$60,274	$59,201

Earnings Per Share
Net income	$1.06	$0.93	$2.88	$2.62
Average number of shares outstanding	20,674	22,597	20,934	22,604

Diluted Earnings Per Share
Net income	$1.04	$0.91	$2.82	$2.57
Average number of shares outstanding	21,055	22,996	21,400	23,006

Cash Dividends Per Share	$0.16	$0.14	$0.44	$0.38

See accompanying notes to unaudited financial statements.

CHEMED CORPORATION AND SUBSIDIARY COMPANIES
UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOWS
(in thousands)

	Nine Months Ended
	September 30,
	2011	2010
Cash Flows from Operating Activities
Net income	$60,274	$59,201
Adjustments to reconcile net income to net cash provided
by operating activities:
Depreciation and amortization	22,202	21,755
Stock option expense	6,903	6,365
Provision for uncollectible accounts receivable	6,640	7,248
Amortization of discount on convertible notes	5,633	5,265
Noncash long-term incentive compensation	2,595	1,580
Provision for deferred income taxes	(1,608)	(3,886)
Changes in operating assets and liabilities, excluding
amounts acquired in business combinations:
Increase in accounts receivable	(5,991)	(59,528)
Increase in inventories	(1,160)	(408)
Decrease in prepaid expenses	254	463
Increase in accounts payable and other current liabilities	2,654	12,479
Increase in income taxes	12,253	6,729
Increase in other assets	(3,811)	(2,180)
Increase in other liabilities	3,567	3,960
Excess tax benefit on share-based compensation	(3,368)	(1,823)
Other sources	899	770
Net cash provided by operating activities	107,936	57,990
Cash Flows from Investing Activities
Capital expenditures	(23,459)	(19,107)
Business combinations, net of cash acquired	(3,689)	(30)
Other uses	(829)	(448)
Net cash used by investing activities	(27,977)	(19,585)
Cash Flows from Financing Activities
Purchases of treasury stock	(110,288)	(10,175)
Dividends paid	(9,393)	(8,682)
Proceeds from issuance of capital stock	7,979	3,632
Excess tax benefit on share-based compensation	3,368	1,823
Debt issuance costs	(2,723)	-
Increase/(decrease) in cash overdrafts payable	2,297	(184)
Other sources	226	222
Net cash used by financing activities	(108,534)	(13,364)
Increase/(Decrease) in Cash and Cash Equivalents	(28,575)	25,041
Cash and cash equivalents at beginning of year	49,917	112,416
Cash and cash equivalents at end of period	$21,342	$137,457

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

As of September 30, 2011, VITAS has approximately $1.1 million in unbilled revenue included in accounts receivable (December 31, 2010 - $2.8 million).  The unbilled revenue at VITAS relates to hospice programs currently undergoing focused medical reviews (“FMR”).  During FMR, surveyors working on behalf of the U.S. Federal government review certain patient files for compliance with Medicare regulations.  During the time the patient file is under review, we are unable to bill for care provided to those patients.  We make appropriate provisions to reduce our accounts receivable balance for potential denials of patient service revenue due to FMR activity.

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

During the three-month period ended September 30, 2011 we recorded a reversal of $384,000 in Medicare cap liability for one small program for the 2011 measurement period.  During the nine-month period ended September 30, 2011, we had a net Medicare cap liability reversal for amounts recorded in the fourth quarter of 2010.  We reversed these amounts as improving admissions trends in these programs indicate that the liability had been eliminated.  We also reversed the remaining Medicare cap liability for our Phoenix program due to expiration for the period under review.

Shown below is the Medicare cap liability activity for the periods ended September 30, 2011 and 2010 (in thousands):

	September 30,
	2011	2010
Beginning balance January 1,	$1,371	$1,981
Reversal - 2011 measurement period	(829)	-
Reversal - 2010 measurement period	-	(1,783)
Accrual - 2010 measurement period	-	117
Other	(198)	-
Ending balance September 30,	$344	$315

Vitas provides charity care, in certain circumstances, to patients without charge when management of the hospice program determines, at the time services are performed, that the patient does not have the financial wherewithal to make payment.  There is no revenue or associated accounts receivable in the accompanying consolidated financial statements related to charity care.  The cost of charity care is calculated by taking the ratio of charity care days to total days of care and multiplying by total cost of care.  The cost of charity care for the three and nine month periods ended September 30, 2011 and 2010 is as follows (in thousands):

Three months ended		Nine months ended
September 30,		September 30,
2011	2010	2011	2010
$1,775	$2,012	$5,298	$5,386

3.   Segments
Service revenues and sales and after-tax earnings by business segment are as follows (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2011	2010	2011	2010
Service Revenues and Sales
VITAS	$252,944	$233,964	$731,712	$683,542
Roto-Rooter	88,495	86,487	274,005	260,717
Total	$341,439	$320,451	$1,005,717	$944,259

After-tax Earnings
VITAS	$20,970	$19,803	$57,684	$56,523
Roto-Rooter	8,016	7,747	25,618	24,420
Total	28,986	27,550	83,302	80,943
Corporate	(7,099)	(6,562)	(23,028)	(21,742)
Net income	$21,887	$20,988	$60,274	$59,201

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

4.   Earnings per Share
Earnings per share are computed using the weighted average number of shares of capital stock outstanding.  Earnings and diluted earnings per share for 2011 and 2010 are computed as follows (in thousands, except per share data):

	Net Income
For the Three Months Ended September 30,	Income	Shares	Earnings per Share
2011
Earnings	$21,887	20,674	$1.06
Dilutive stock options	-	293
Nonvested stock awards	-	88
Diluted earnings	$21,887	21,055	$1.04

2010
Earnings	$20,988	22,597	$0.93
Dilutive stock options	-	304
Nonvested stock awards	-	95
Diluted earnings	$20,988	22,996	$0.91

	Net Income
For the Nine Months Ended September 30,	Income	Shares	Earnings per Share
2011
Earnings	$60,274	20,934	$2.88
Dilutive stock options	-	379
Nonvested stock awards	-	87
Diluted earnings	$60,274	21,400	$2.82

2010
Earnings	$59,201	22,604	$2.62
Dilutive stock options	-	314
Nonvested stock awards	-	88
Diluted earnings	$59,201	23,006	$2.57

For the three and nine-month periods ended September 30, 2011, 1.5 million and 980,000 stock options, respectively, were excluded from the computation of diluted earnings per share as their exercise prices were greater than the average market price for most of the period. For the three and nine-month periods ended September 30, 2010, 990,000 and 986,000 stock options, respectively, were excluded from the computation of diluted earnings per share.

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

The following table provides examples of how changes in our stock price impact the number of shares that would be included in our diluted earnings per share calculation.  It also shows the impact on the number of shares issuable upon conversion of the Notes and settlement of the purchased call options and sold warrants:

	Shares		Total Treasury	Shares Due	Incremental
	Underlying 1.875%		Method	to the Company	Shares Issued/
Share	Convertible	Warrant	Incremental	under Notes	Received by the Company
Price	Notes	Shares	Shares (a)	Hedges	upon Conversion (b)
$80.73	28,058	-	28,058	(30,015)	(1,957)
$90.73	283,300	-	283,300	(303,066)	(19,766)
$100.73	487,865	-	487,865	(521,903)	(34,038)
$110.73	655,480	119,789	775,269	(701,214)	74,055
$120.73	795,329	317,554	1,112,883	(850,820)	262,063
$130.73	913,783	485,064	1,398,847	(977,538)	421,309

a)	Represents the number of incremental shares that must be included in the calculation of fully diluted shares under U.S. GAAP.
b)	Represents the number of incremental shares to be issued by the Company upon conversion of the 1.875% Convertible Notes, assuming concurrent settlement of the note hedges and warrants.

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

We are in compliance with all debt covenants as of September 30, 2011.  We have issued $29.5 million in standby letters of credit as of September 30, 2011 for insurance purposes.  Issued letters of credit reduce our available credit under the 2011 Credit Agreement.  As of September 30, 2011, we have approximately $320.5 million of unused lines of credit available and eligible to be drawn down under our revolving credit facility, excluding the $150 million expansion feature.

The following amounts are included in our consolidated balance sheet related to the Notes:

	September 30, 2011	December 31, 2010
Principal amount of convertible debentures	$186,956	$186,956
Unamortized debt discount	(22,115)	(27,748)
Carrying amount of convertible debentures	$164,841	$159,208
Additional paid in capital (net of tax)	$31,310	$31,310

The following amounts comprise interest expense included in our consolidated income statement (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Cash interest expense	$1,345	$1,044	$3,786	$3,198
Non-cash amortization of debt discount	1,910	1,785	5,633	5,265
Amortization of debt costs	300	166	841	483
Total interest expense	$3,555	$2,995	$10,260	$8,946

The unamortized debt discount will be amortized using the effective interest method over the remaining life of the Notes.  The effective rate on the Notes after adoption of the standard is approximately 6.875%.

6.   Other Income/(Expense) -- Net
Other income/(expense) -- net comprises the following (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Market value gains/(losses) on assets held in
deferred compensation trust	$(2,011)	$243	$796	$348
Loss on disposal of property and equipment	(79)	(141)	(68)	(293)
Interest income	74	109	197	334
Other – net	81	11	(44)	29
Other income/(expense) - net	$(1,935)	$222	$881	$418

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

8.   Independent Contractor Operations
The Roto-Rooter segment sublicenses with 64 independent contractors to operate certain plumbing repair and drain cleaning businesses in lesser-populated areas of the United States and Canada.  We had notes receivable from our independent contractors as of September 30, 2011 totaling $1.2 million (December 31, 2010 - $1.1 million).  In most cases these loans are fully or partially secured by equipment owned by the contractor.  The interest rates on the loans range from 0% to 8% per annum and the remaining terms of the loans range from 2 months to 5 years at September 30, 2011.  We recorded the following from our independent contractors (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010

Revenues	$6,575	$5,507	$19,614	$16,724
Pretax profits	3,236	2,530	9,625	7,634

 9.   Pension and Retirement Plans
All of the Company’s plans that provide retirement and similar benefits are defined contribution plans.  These expenses include the impact of market gains and losses on assets held in deferred compensation plans.  Expenses for the Company’s pension and profit-sharing plans, excess benefit plans and other similar plans for the three and nine months ended September 30, 2011 and 2010 are as follows (in thousands):

Three months ended		Nine months ended
September 30,		September 30,
2011	2010	2011	2010
$105	$2,271	$7,058	$7,017

10.  Legal and Regulatory Matters
Litigation
On March 1, 2010 Anthony Morangelli and Frank Ercole filed a class action lawsuit in federal district court for the Eastern District of New York seeking unpaid minimum wages and overtime service technician compensation from Roto-Rooter and Chemed.  They also seek payment of penalties, interest and plaintiffs’ attorney fees.  We contest these allegations.  In September 2010, the Court conditionally certified a class of service technicians, excluding those who signed dispute resolution agreements in which they agreed to arbitrate claims arising out of their employment.  In June 2011, the Court granted certification of a class of technicians in 14 states on certain claims. We are unable to estimate our potential liability or range of potential loss, if any, with respect to this case.

VITAS is party to a class action lawsuit filed in the Superior Court of California, Los Angeles County, in September 2006 by Bernadette Santos, Keith Knoche and Joyce White.  This case alleges failure to pay overtime and failure to provide meal and rest periods to California admissions nurses, chaplains and sales representatives.  The case seeks payment of penalties, interest and Plaintiffs’ attorney fees.  VITAS contests these allegations.  In December 2009, the trial court denied Plaintiffs’ motion for class certification.  In July 2011, the Court of Appeals affirmed denial of class certification on the travel time, meal and rest period claims, and reversed the trial court’s denial on the off-the-clock and sales representation exemption claims. Plaintiffs have filed an appeal of this decision.  We are unable to estimate our potential liability or range of potential loss, if any, with respect to this case.

Regardless of outcome, defense of litigation adversely affects us through defense costs, diversion of our time and related publicity.

Regulatory Matters
In May 2009, VITAS received an administrative subpoena from the U.S. Department of Justice requesting VITAS deliver to the Office of Inspector General (“OIG”) for the Department of Health and Human Services documents, patient records, and policy and procedure manuals for headquarters and its Texas programs concerning hospice services provided for the period January 1, 2003 to the date of the letter.  In August 2009, the OIG selected medical records for 59 past and current patients from a Texas program for review.   In February 2010, VITAS received a companion civil investigative demand (“CID”) from the State of Texas Attorney General’s Office, seeking related documents. In September 2010, it received a second CID and a second administrative subpoena seeking related documents.  In April 2011, the U.S. Attorney provided the Company with a copy of a qui tam complaint filed under seal in U.S. District Court for the Northern District of Texas.  In June 2011, the U.S. Attorney provided the company with a partially unsealed second qui tam complaint filed under seal in the U.S. District Court for the Western District of Texas.  In June 2011, the U.S. Attorney also provided the Company with a partially unsealed third qui tam complaint filed under seal in the Northern District of Illinois, Eastern Division.  The complaint and all the filings in each of these actions remain under seal.  The U.S. Attorney has not decided whether to intervene in any of the actions.  We are conferring with the U.S. Attorney regarding the Company’s defenses to each complaint’s allegations.   We can neither predict the outcome of this investigation nor estimate our potential liability or range of potential loss, if any.  We believe that we are in compliance with Medicare and Medicaid rules and regulations applicable to hospice providers.

In April 2005, the OIG served VITAS with civil subpoenas relating to VITAS’ alleged failure to appropriately bill Medicare and Medicaid for hospice services.  As part of this investigation, the OIG selected medical records for 320 past and current patients from VITAS’ three largest programs for review.  It also sought policies and procedures dating back to 1998 covering admissions, certifications, recertifications and discharges.  During the third quarter of 2005 and again in May 2006, the OIG requested additional information from us.  The Court dismissed a related qui tam complaint filed in U.S. District Court for the Southern District of Florida with prejudice in July 2007.  The plaintiffs appealed this dismissal, which the Court of Appeals affirmed.  The government continues to investigate the complaint’s allegations.  In March 2009, we received a letter from the government reiterating the basis of their investigation.  We are unable to estimate our potential liability or range of potential loss, if any, with respect to this matter. We believe that we are in compliance with Medicare and Medicaid rules and regulations applicable to hospice providers.

The costs to comply with either of these investigations were not material for any period presented.  Regardless of outcome, responding to the subpoenas can adversely affect us through defense costs, diversion of our time and related publicity.

11.  Related Party Agreement
VITAS has pharmacy services agreements ("Agreements") with Omnicare, Inc. and its subsidiaries (“OCR”) whereby OCR provides specified pharmacy services for VITAS and its hospice patients in geographical areas served by both VITAS and OCR.  The Agreements renew automatically for one-year terms.  Either party may cancel the Agreements at the end of any term by giving 90 days prior written notice.  VITAS made purchases from OCR of $10.0 million and $9.0 million for the three months ended September 30, 2011 and 2010, respectively.  VITAS made purchases from OCR of $29.2 million and $26.5 million for the nine months ended September 30, 2011 and 2010, respectively.

Mr. Joel Gemunder retired as President and CEO of OCR during the third quarter of 2010 and is a director of the Company.  Ms. Andrea Lindell is a director of both OCR and the Company.  We believe that the terms of the Agreements are no less favorable to VITAS than we could negotiate with an unrelated party.

12.  Cash Overdrafts and Cash Equivalents
Included in accounts payable at September 30, 2011 is cash overdrafts payable of $13.4 million (December 31, 2010 - $11.1 million).

From time to time throughout the year, we invest excess cash in money market funds or repurchase agreements directly with major commercial banks.  We do not physically hold the collateral for repurchase agreements, but the term is less than 10 days.  We closely monitor the creditworthiness of the institutions with which we invest our overnight funds and the quality of the collateral underlying those investments.  We had $16.0 million in cash equivalents as of   September 30, 2011.  There was $45.5 million in cash equivalents as of December 31, 2010.  The weighted average rate of return for our cash equivalents was 0.2% for September 30, 2011 and 0.1% for December 31, 2010.

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

The following shows the carrying value, fair value and the hierarchy for our financial instruments as of September 30, 2011 (in thousands):

		Fair Value Measure
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Mutual fund investments of deferred
compensation plans held in trust	$31,339	$31,339	$-	$-
Long-term debt	164,841	186,021	-	-

For cash and cash equivalents, accounts receivable and accounts payable, the carrying amount is a reasonable estimate of fair value because of the liquidity and short-term nature of these instruments.

14.  Capital Stock Transactions
On February 22, 2011 our Board of Directors authorized $100 million of capital stock repurchases under the newly established February 2011 repurchase program.   We repurchased the following capital stock for the three and nine months ended September 30, 2011 and 2010:

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010

Shares repurchased	1,530,030	-	1,871,543	146,275
Weighted average price per share	$55.39	$-	$60.30	$53.32

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
$3,689

The operating results of Family Comfort Hospice have been included in our results of operations since the acquisition date and are not material for either the three or nine-month period ended September 30, 2011.

16.  Recent Accounting Statements
In September 2011, the FASB issued Accounting Standards Update “ASU” No. 2011-08 – Goodwill Impairment Testing which provides additional guidance related to the impairment testing of goodwill.  ASU No. 2011-08 allows an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test.  An entity will no longer be required to calculate the fair value of a reporting unit unless the entity determines that it is more likely than not that its fair value is less than its carrying amount.  The revised guidance is effective for fiscal years beginning after December 15, 2011 but early adoption is permitted. Our impairment testing date is October 1 of each year and we adopted the new guidelines in the fourth quarter of 2011.  There was no impact as a result of the adoption.

In July 2011, the FASB issued ASU No. 2011-07 – Health Care Entities which provides additional guidance to health care entities related to the recognition of patient service revenue and related disclosures.  The additional guidance is effective for fiscal years beginning after December 15, 2011 but early adoption is permitted.  Management is still evaluating the impact of this guidance.

17.  Guarantor Subsidiaries

Our 1.875% Notes are fully and unconditionally guaranteed on an unsecured, jointly and severally liable basis by certain of our 100% owned subsidiaries.  The following unaudited, condensed, consolidating financial data presents the composition of the parent company (Chemed), the guarantor subsidiaries and the non-guarantor subsidiaries as of September 30, 2011 and December 31, 2010 for the balance sheet, the three and nine months ended September 30, 2011 and September 30, 2010 for the income statement and the nine months ended September 30, 2011  and  September 30, 2010 for the statement of cash flows (dollars in thousands):

September 30, 2011		Guarantor	Non-Guarantor	Consolidating
	Parent	Subsidiaries	Subsidiaries	Adjustments	Consolidated
ASSETS
Cash and cash equivalents	$15,950	$(1,449)	$6,841	$-	$21,342
Accounts receivable, less allowances	641	111,650	430	-	112,721
Intercompany receivables	-	214,413	-	(214,413)	-
Inventories	-	8,137	751	-	8,888
Current deferred income taxes	(1,435)	16,104	181	-	14,850
Prepaid income taxes	4,606	(3,432)	(410)	-	764
Prepaid expenses	671	9,181	179	-	10,031
Total current assets	20,433	354,604	7,972	(214,413)	168,596
Investments of deferred compensation plans	-	-	31,339	-	31,339
Properties and equipment, at cost, less accumulated depreciation	11,825	69,197	2,462	-	83,484
Identifiable intangible assets less accumulated amortization	-	55,983	-	-	55,983
Goodwill	-	456,208	4,539	-	460,747
Other assets	7,957	4,352	2,598	-	14,907
Investments in subsidiaries	771,709	21,404	-	(793,113)	-
Total assets	$811,924	$961,748	$48,910	$(1,007,526)	$815,056
LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable	$7,715	$51,056	$415	$-	$59,186
Intercompany payables	209,680	-	4,733	(214,413)	-
Income taxes	6,800	1,575	(108)	-	8,267
Accrued insurance	352	35,303	-	-	35,655
Accrued compensation	2,946	36,899	531	-	40,376
Other current liabilities	2,900	14,238	170	-	17,308
Total current liabilities	230,393	139,071	5,741	(214,413)	160,792
Deferred income taxes	(12,629)	45,661	(9,770)	-	23,262
Long-term debt	164,841	-	-	-	164,841
Deferred compensation liabilities	-	-	30,267	-	30,267
Other liabilities	2,984	4,176	2,399	-	9,559
Stockholders' equity	426,335	772,840	20,273	(793,113)	426,335
Total liabilities and stockholders' equity	$811,924	$961,748	$48,910	$(1,007,526)	$815,056

December 31, 2010		Guarantor	Non-Guarantor	Consolidating
	Parent	Subsidiaries	Subsidiaries	Adjustments	Consolidated
ASSETS
Cash and cash equivalents	$45,324	$(1,571)	$6,164	$-	$49,917
Accounts receivable, less allowances	802	111,716	481	-	112,999
Intercompany receivables	-	172,426	-	(172,426)	-
Inventories	-	7,191	537	-	7,728
Current deferred income taxes	(688)	15,666	120	-	15,098
Prepaid income taxes	2,787	(1,809)	(208)	-	770
Prepaid expenses	782	9,244	259	-	10,285
Total current assets	49,007	312,863	7,353	(172,426)	196,797
Investments of deferred compensation plans	-	-	28,304	-	28,304
Properties and equipment, at cost, less accumulated depreciation	12,513	64,743	2,036	-	79,292
Identifiable intangible assets less accumulated amortization	-	56,410	-	-	56,410
Goodwill	-	453,864	4,479	-	458,343
Other assets	6,049	2,791	2,175	-	11,015
Investments in subsidiaries	716,815	18,696	-	(735,511)	-
Total assets	$784,384	$909,367	$44,347	$(907,937)	$830,161
LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable	$4,924	$50,457	$448	$-	$55,829
Intercompany payables	167,067	-	5,359	(172,426)	-
Income taxes	(7,190)	8,745	(394)	-	1,161
Accrued insurance	906	35,586	-	-	36,492
Accrued compensation	4,235	35,016	468	-	39,719
Other current liabilities	1,549	13,447	1,145	-	16,141
Total current liabilities	171,491	143,251	7,026	(172,426)	149,342
Deferred income taxes	(11,356)	45,168	(8,727)	-	25,085
Long-term debt	159,208	-	-	-	159,208
Deferred compensation liabilities	-	-	27,851	-	27,851
Other liabilities	2,992	3,123	511	-	6,626
Stockholders' equity	462,049	717,825	17,686	(735,511)	462,049
Total liabilities and stockholders' equity	$784,384	$909,367	$44,347	$(907,937)	$830,161

For the three months ended September 30, 2011		Guarantor	Non-Guarantor	Consolidating
	Parent	Subsidiaries	Subsidiaries	Adjustments	Consolidated
Continuing Operations
Service revenues and sales	$-	$334,937	$6,502	$-	$341,439
Cost of services provided and goods sold	-	241,604	3,459	-	245,063
Selling, general and administrative expenses	5,678	42,595	(655)	-	47,618
Depreciation	235	5,870	208	-	6,313
Amortization	467	667	-	-	1,134
Total costs and expenses	6,380	290,736	3,012	-	300,128
Income/ (loss) from operations	(6,380)	44,201	3,490	-	41,311
Interest expense	(3,361)	(194)	-	-	(3,555)
Other (expense)/income - net	4,379	(4,301)	(2,013)	-	(1,935)
Income/ (loss) before income taxes	(5,362)	39,706	1,477	-	35,821
Income tax (provision)/ benefit	1,677	(15,029)	(582)	-	(13,934)
Equity in net income of subsidiaries	25,572	953	-	(26,525)	-
Net income	$21,887	$25,630	$895	$(26,525)	$21,887

For the three months ended September 30, 2010		Guarantor	Non-Guarantor	Consolidating
	Parent	Subsidiaries	Subsidiaries	Adjustments	Consolidated
Continuing Operations
Service revenues and sales	$-	$313,787	$6,664	$-	$320,451
Cost of services provided and goods sold	-	224,316	3,599	-	227,915
Selling, general and administrative expenses	5,134	41,648	1,418	-	48,200
Depreciation	241	5,945	199	-	6,385
Amortization	370	826	-	-	1,196
Total costs and expenses	5,745	272,735	5,216	-	283,696
Income/ (loss) from operations	(5,745)	41,052	1,448	-	36,755
Interest expense	(2,893)	(102)	-	-	(2,995)
Other (expense)/income - net	3,889	(3,902)	235	-	222
Income/ (loss) before income taxes	(4,749)	37,048	1,683	-	33,982
Income tax (provision)/ benefit	1,498	(13,859)	(633)	-	(12,994)
Equity in net income of subsidiaries	24,239	1,005	-	(25,244)	-
Net income	$20,988	$24,194	$1,050	$(25,244)	$20,988

For the nine months ended September 30, 2011		Guarantor	Non-Guarantor	Consolidating
	Parent	Subsidiaries	Subsidiaries	Adjustments	Consolidated
Continuing Operations
Service revenues and sales	$-	$985,500	$20,217	$-	$1,005,717
Cost of services provided and goods sold	-	711,335	10,783	-	722,118
Selling, general and administrative expenses	17,936	130,617	5,143	-	153,696
Depreciation	711	17,651	597	-	18,959
Amortization	1,287	1,956	-	-	3,243
Total costs and expenses	19,934	861,559	16,523	-	898,016
Income/ (loss) from operations	(19,934)	123,941	3,694	-	107,701
Interest expense	(9,814)	(446)	-	-	(10,260)
Other (expense)/income - net	12,011	(11,918)	788	-	881
Income/ (loss) before income taxes	(17,737)	111,577	4,482	-	98,322
Income tax (provision)/ benefit	5,863	(42,164)	(1,747)	-	(38,048)
Equity in net income of subsidiaries	72,148	2,861	-	(75,009)	-
Net income	$60,274	$72,274	$2,735	$(75,009)	$60,274

For the nine months ended September 30, 2010		Guarantor	Non-Guarantor	Consolidating
	Parent	Subsidiaries	Subsidiaries	Adjustments	Consolidated
Continuing Operations
Service revenues and sales	$-	$925,614	$18,645	$-	$944,259
Cost of services provided and goods sold	-	660,971	9,783	-	670,754
Selling, general and administrative expenses	17,340	125,267	4,087	-	146,694
Depreciation	621	16,827	600	-	18,048
Amortization	1,066	2,641	-	-	3,707
Total costs and expenses	19,027	805,706	14,470	-	839,203
Income/ (loss) from operations	(19,027)	119,908	4,175	-	105,056
Interest expense	(8,632)	(314)	-	-	(8,946)
Other (expense)/income - net	11,180	(11,101)	339	-	418
Income/ (loss) before income taxes	(16,479)	108,493	4,514	-	96,528
Income tax (provision)/ benefit	5,392	(40,965)	(1,754)	-	(37,327)
Equity in net income of subsidiaries	70,288	2,825	-	(73,113)	-
Net income	$59,201	$70,353	$2,760	$(73,113)	$59,201

For the nine months ended September 30, 2011		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Consolidated
Cash Flow from Operating Activities:
Net cash provided by operating activities	$21,558	$83,903	$2,475	$107,936
Cash Flow from Investing Activities:
Capital expenditures	(23)	(22,378)	(1,058)	(23,459)
Business combinations, net of cash acquired	-	(3,689)	-	(3,689)
Other sources/(uses) - net	(150)	(713)	34	(829)
Net cash used by investing activities	(173)	(26,780)	(1,024)	(27,977)
Cash Flow from Financing Activities:
Change in cash overdrafts payable	208	2,089	-	2,297
Change in intercompany accounts	60,028	(59,090)	(938)	-
Dividends paid to shareholders	(9,393)	-	-	(9,393)
Purchases of treasury stock	(110,221)	-	(67)	(110,288)
Proceeds from exercise of stock options	7,979	-	-	7,979
Realized excess tax benefit on share based compensation	3,368	-	-	3,368
Debt issuance cost	(2,723)	-	-	(2,723)
Other sources/(uses) - net	(5)	-	231	226
Net cash used by financing activities	(50,759)	(57,001)	(774)	(108,534)
Net increase/(decrease) in cash and cash equivalents	(29,374)	122	677	(28,575)
Cash and cash equivalents at beginning of year	45,324	(1,571)	6,164	49,917
Cash and cash equivalents at end of period	$15,950	$(1,449)	$6,841	$21,342

For the nine months ended September 30, 2010		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Consolidated
Cash Flow from Operating Activities:
Net cash provided/(used) by operating activities	$(4,364)	$61,703	$651	$57,990
Cash Flow from Investing Activities:
Capital expenditures	(14)	(18,399)	(694)	(19,107)
Business combinations, net of cash acquired	-	(30)	-	(30)
Other uses - net	(116)	(313)	(19)	(448)
Net cash used by investing activities	(130)	(18,742)	(713)	(19,585)
Cash Flow from Financing Activities:
Change in cash overdrafts payable	508	(692)	-	(184)
Change in intercompany accounts	40,895	(41,841)	946	-
Dividends paid to shareholders	(8,682)	-	-	(8,682)
Purchases of treasury stock	(10,164)	-	(11)	(10,175)
Proceeds from exercise of stock options	3,632	-	-	3,632
Realized excess tax benefit on share based compensation	716	1,107	-	1,823
Other sources - net	34	-	188	222
Net cash provided/(used) by financing activities	26,939	(41,426)	1,123	(13,364)
Net increase in cash and cash equivalents	22,445	1,535	1,061	25,041
Cash and cash equivalents at beginning of year	109,331	(1,221)	4,306	112,416
Cash and cash equivalents at end of period	$131,776	$314	$5,367	$137,457

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

The following is a summary of the key operating results for the three and nine months ended September 30, 2011 and 2010 (in thousands except per share amounts):

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Service revenues and sales	$341,439	$320,451	$1,005,717	$944,259
Net income	$21,887	$20,988	$60,274	$59,201
Diluted EPS	$1.04	$0.91	$2.82	$2.57
Adjusted EBITDA	$49,556	$46,280	$141,831	$134,237
Adjusted EBITDA as a % of revenue	14.5%	14.4%	14.1%	14.2%

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

For the three months ended September 30, 2011, the increase in consolidated service revenues and sales was driven by a 8.1% increase at VITAS and a 2.3% increase at Roto-Rooter.  The increase in service revenues at VITAS was a result of increased average daily census (“ADC”) of 6.2%, driven by an increase in admissions of 2.7% and a 2.4% increase in average length of stay, combined with Medicare price increases of approximately 2.1%.  Roto-Rooter was driven by a 0.2% price and mix shift increase and a 1.5% increase in job count. The remaining Roto-Rooter revenue increase is related mainly to our independent contractor operations. Consolidated net income increased 4.3% driven mainly by the increase in revenue.  Diluted EPS increased 14.3% as a result of the increase in net income and a lower number of shares outstanding.  Adjusted EBITDA as a percent of revenue was virtually flat when compared with the prior year.  See page 30 for additional operating metrics.

For the nine months ended September 30, 2011, the increase in consolidated service revenues and sales was driven by a 7.0% increase at VITAS and a 5.1% increase at Roto-Rooter.  The increase in service revenues at VITAS was a result of increased average daily census (“ADC”) of 5.6%, driven by an increase in admissions of 5.1%, combined with Medicare price increases of approximately 2.1%.  Roto-Rooter was driven by a 2.4% price and mix shift increase and a 2.5% increase in job count. Consolidated net income increased 1.8% driven mainly by the increase in revenue.  Diluted EPS increased 9.7% as a result of the increase in net income and a lower number of shares outstanding.  Adjusted EBITDA as a percent of revenue was virtually flat when compared with the prior year.

VITAS expects to achieve full-year 2011 revenue growth, prior to Medicare cap, of 7.5% to 8.0%.  Admissions are estimated to increase approximately 5.0% to 5.5%.  Adjusted EBITDA margin prior to Medicare cap is estimated to be 15.2% to 15.7%.  Roto-Rooter expects full-year 2011 revenue growth of 4.5% to 5.5%.  The revenue estimate is a result of increased pricing of 2.0% to 3.0%, a favorable mix shift to higher revenue jobs, with job count growth estimated at 0.0% to 1.0%.  Adjusted EBITDA margin for 2011 is estimated to be in the range of 17.0% to 18.0%.  We anticipate that our operating income and cash flows will be sufficient to operate our businesses and meet any commitments for the foreseeable future.

Financial Condition
Liquidity and Capital Resources
Material changes in the balance sheet accounts from December 31, 2010 to September 30, 2011 include the following:

•	A $3.8 million increase in other long-term assets related to an increase in deferred long-term debt costs due to our debt refinancing as well an increase in licensure expenses at Vitas.
•	A $3.4 million increase in accounts payable related to timing of payments.
•	A $7.1 million increase in income taxes payable related to timing of payments.

Net cash provided by operating activities increased $49.9 million due primarily to the change in accounts receivable.  Management continually evaluates cash utilization alternatives, including share repurchase, debt repurchase, acquisitions and increased dividends to determine the most beneficial use of available capital resources.

We have issued $29.5 million in standby letters of credit as of September 30, 2011, for insurance purposes.  Issued letters of credit reduce our available credit under the revolving credit agreement.  As of September 30, 2011, we have approximately $320.5 million of unused lines of credit available and eligible to be drawn down under our revolving credit facility, excluding the $150 million expansion feature. Management believes its liquidity and sources of capital are satisfactory for the Company’s needs in the foreseeable future.

Commitments and Contingencies
Collectively, the terms of our credit agreements require us to meet various financial covenants, to be tested quarterly.  We are in compliance with all financial and other debt covenants as of September 30, 2011 and anticipate remaining in compliance throughout 2011.

On March 1, 2010 Anthony Morangelli and Frank Ercole filed a class action lawsuit in federal district court for the Eastern District of New York seeking unpaid minimum wages and overtime service technician compensation from Roto-Rooter and Chemed.  They also seek payment of penalties, interest and plaintiffs’ attorney fees.  We contest these allegations.  In September 2010, the Court conditionally certified a class of service technicians, excluding those who signed dispute resolution agreements in which they agreed to arbitrate claims arising out of their employment.  In June 2011, the Court granted certification of a class of technicians in 14 states on certain claims. We are unable to estimate our potential liability or range of potential loss, if any, with respect to this case.

VITAS is party to a class action lawsuit filed in the Superior Court of California, Los Angeles County, in September 2006 by Bernadette Santos, Keith Knoche and Joyce White.  This case alleges failure to pay overtime and failure to provide meal and rest periods to California admissions nurses, chaplains and sales representatives.  The case seeks payment of penalties, interest and Plaintiffs’ attorney fees.  VITAS contests these allegations.  In December 2009, the trial court denied Plaintiffs’ motion for class certification.  In July 2011, the Court of Appeals affirmed denial of class certification on the travel time, meal and rest period claims, and reversed the trial court’s denial on the off-the-clock and sales representation exemption claims. Plaintiffs have filed an appeal of this decision.  We are unable to estimate our potential liability or potential range of loss, if any, with respect to this case.

Regardless of outcome, defense of litigation adversely affects us through defense costs, diversion of our time and related publicity.

In May 2009, VITAS received an administrative subpoena from the U.S. Department of Justice requesting VITAS deliver to the Office of Inspector General (“OIG”) for the Department of Health and Human Services documents, patient records, and policy and procedure manuals for headquarters and its Texas programs concerning hospice services provided for the period January 1, 2003 to the date of the letter.  In August 2009, the OIG selected medical records for 59 past and current patients from a Texas program for review.   In February 2010, VITAS received a companion civil investigative demand (“CID”) from the State of Texas Attorney General’s Office, seeking related documents. In September 2010, it received a second CID and a second administrative subpoena seeking related documents.  In April 2011, the U.S. Attorney provided the Company with a copy of a qui tam complaint filed under seal in U.S. District Court for the Northern District of Texas.  In June 2011, the U.S. Attorney provided the company with a partially unsealed second qui tam complaint filed under seal in the U.S. District Court for the Western District of Texas.  In June 2011, the U.S. Attorney also provided the Company with a partially unsealed third qui tam complaint filed under seal in the Northern District of Illinois, Eastern Division.  The complaint and all the filings in each of these actions remain under seal.  The U.S. Attorney has not decided whether to intervene in any of the actions.  We are conferring with the U.S. Attorney regarding the Company’s defenses to each complaint’s allegations.   We can neither predict the outcome of this investigation nor estimate our potential liability or potential range of loss, if any.  We believe that we are in compliance with Medicare and Medicaid rules and regulations applicable to hospice providers.

In April 2005, the OIG served VITAS with civil subpoenas relating to VITAS’ alleged failure to appropriately bill Medicare and Medicaid for hospice services.  As part of this investigation, the OIG selected medical records for 320 past and current patients from VITAS’ three largest programs for review.  It also sought policies and procedures dating back to 1998 covering admissions, certifications, recertifications and discharges.  During the third quarter of 2005 and again in May 2006, the OIG requested additional information from us.  The Court dismissed a related qui tam complaint filed in U.S. District Court for the Southern District of Florida with prejudice in July 2007.  The plaintiffs appealed this dismissal, which the Court of Appeals affirmed.  The government continues to investigate the complaint’s allegations.  In March 2009, we received a letter from the government reiterating the basis of their investigation.  We are unable to estimate our potential liability or potential range of loss, if any, with respect to this matter. We believe that we are in compliance with Medicare and Medicaid rules and regulations applicable to hospice providers.

The costs to comply with either of these investigations were not material for any period presented.  Regardless of outcome, responding to the subpoenas can adversely affect us through defense costs, diversion of our time and related publicity.

Results of Operations
Three months ended September 30, 2011 versus  2010 - Consolidated Results

Our service revenues and sales for the third quarter of 2011 increased 6.5% versus services and sales revenues for the third quarter of 2010.  Of this increase, $19.0 million was attributable to VITAS and $2.0 million was attributable to Roto-Rooter.  The following chart shows the components of those changes (dollar amounts in thousands):

	Increase/(Decrease)
	Amount	Percent
VITAS
Routine homecare	$14,849	8.8
Continuous care	1,301	3.4
General inpatient	2,329	9.0
Medicare cap	501	428.2
Roto-Rooter
Plumbing	502	1.2
Drain cleaning	785	2.5
Contractor operations	1,068	19.4
Other	(347)	-5.0
Total	$20,988	6.5

The increase in VITAS’ revenues for the third quarter of 2011 versus the third quarter of 2010 was a result of increased ADC of 6.2% driven by an increase in admissions of 2.7% and a 2.4% increase in average length of stay, combined with Medicare reimbursement rate increases of approximately 2.1%.  The ADC increase was driven by a 6.5% increase in routine homecare, an increase of 7.3% in general inpatient and an increase of a 0.5% in continuous care. In excess of 90% of VITAS’ service revenues for the period were from Medicare and Medicaid.

The increase in plumbing revenues for the third quarter of 2011 versus 2010 is attributable to a 4.1% increase in the number of jobs performed offset by a 2.9% decrease in the average price per job.  Our excavation job count increased by 13.6% compared to 2010.  Drain cleaning revenues for the third quarter of 2011 versus 2010 reflect a 2.3% increase in price per job and a 0.2% increase in the number of jobs performed.  Contractor operations revenue increased 19.4% for the first nine months of 2011, as a result of acquisitions and higher job count.

The consolidated gross margin was 28.2% in the third quarter of 2011 as compared with 28.9% in the third quarter of 2010.  On a segment basis, VITAS’ gross margin was 22.4% in the third quarter of 2011 and 23.1% in the third quarter of 2010.  The decrease in VITAS’ gross margin is attributable to higher labor costs for admissions and Medicare compliance personnel and the opening of new operations, both new locations and new inpatient units, which carry significant start-up costs as capacity begins to ramp-up.  The Roto-Rooter segment’s gross margin was 45.0% for the third quarter of 2011 as compared with 44.6% for the third quarter of 2010.

Selling, general and administrative expenses (“SG&A”) for the third quarter of 2011 and 2010 comprise (in thousands):

	Three months ended September 30,
	2011	2010
SG&A expenses before long-term incentive
compensation and the impact of market gains and
losses of deferred compensation plans	$49,629	$47,957
Impact of market value gains/(losses) on liabilities held in
deferred compensation trusts	(2,011)	243
Total SG&A expenses	$47,618	$48,200

Normal salary increases and revenue related expense increases between periods accounts for the 3.5% increase in SG&A expenses before long-term incentive compensation and the impact of market gains of deferred compensation plans.

Interest expense increased 18.7% between periods as a result of the debt refinancing that took place in the first quarter of 2011.

Other income/(expense) for the third quarter of 2011 and 2010 comprise (in thousands):

	Three months ended September 30,
	2011	2010
Market value gains/(losses) on assets held in deferred
compensation trusts	$(2,011)	$243
Loss on disposal of property and equipment	(79)	(141)
Interest income	74	109
Other	81	11
Total other income/(expense)-net	$(1,935)	$222

Our effective income tax rate increased to 38.9% in the third quarter of 2011 from 38.2% when compared with the third quarter of 2010.

Net income for both periods included the following after-tax items/adjustments that reduced after-tax earnings (in thousands):

	Three months ended September 30,
	2011	2010
VITAS
Legal expenses of OIG investigation	$(131)	$(69)
Acquisition expenses	(2)	-
Roto-Rooter
Expenses of class action litigation	(467)	(194)
Corporate
Stock option expense	(1,523)	(1,244)
Noncash impact of change in accounting for convertible debt	(1,177)	(1,088)
Total	$(3,300)	$(2,595)

Three months ended September 30, 2011 versus 2010 - Segment Results

The change in after-tax earnings for the third quarter of 2011 versus the third quarter of 2010 is due to (dollars in thousands):

	Increase/(Decrease)
	Amount	Percent
VITAS	$1,167	5.9
Roto-Rooter	269	3.5
Corporate	(537)	-8.2
	$899	4.3

Nine months ended September 30, 2011 versus  2010 - Consolidated Results

Our service revenues and sales for the first nine months of 2011 increased 6.5% versus services and sales revenues for the first nine months of 2010.  Of this increase, $48.2 million was attributable to VITAS and $13.3 million was attributable to Roto-Rooter.  The following chart shows the components of those changes (dollar amounts in thousands):

	Increase/(Decrease)
	Amount	Percent
VITAS
Routine homecare	$39,830	8.1
Continuous care	4,362	3.8
General inpatient	4,617	5.9
Medicare cap	(639)	-38.4
Roto-Rooter
Plumbing	7,481	6.1
Drain cleaning	3,303	3.3
Contractor operations	2,890	17.3
Other	(386)	-1.9
Total	$61,458	6.5

The increase in VITAS’ revenues for the first nine months of 2011 versus the first nine months of 2010 was a result of increased ADC of 5.6% driven by an increase in admissions of 5.1%, combined with Medicare reimbursement rate increases of approximately 2.1%.  The ADC increase was driven by a 5.9% increase in routine homecare, an increase of 4.2% in general inpatient and an increase of 1.0% in continuous care. In excess of 90% of VITAS’ service revenues for the period were from Medicare and Medicaid.

The increase in plumbing revenues for the first nine months of 2011 versus 2010 is attributable to a 2.6% increase in the average price per job and a 3.6% increase in the number of jobs performed.  The increase in the plumbing price per job was a result of favorable job mix shift to more expensive jobs such as excavation.  Our excavation job count increased by 17.1% compared to 2010.  On average, the price per job for our excavation jobs is approximately 5 times greater than the price per job of other plumbing jobs.  Drain cleaning revenues for the first nine months of 2011 versus 2010 reflect a 2.0% increase in job count and a 1.3% increase in the average price per job.  Contractor operation revenues increased 17.3%, due to acquisitions and higher job count.

The consolidated gross margin was 28.2% in the first nine months of 2011 as compared with 29.0% in the first nine months of 2010.  On a segment basis, VITAS’ gross margin was 22.0% in the first nine months of 2011 and 22.9% in the first nine months of 2010.  The decrease in VITAS’ gross margin is attributable to a smaller Medicare cap reversal in 2011, higher labor costs for admissions and Medicare compliance personnel and the opening of new operations, both new locations and inpatient units, which carry significant time start-up costs as capacity begins to ramp-up.  The Roto-Rooter segment’s gross margin was 44.7% for the first nine months of 2011 as compared with 45.0% for the first nine months of 2010.

Selling, general and administrative expenses (“SG&A”) for the first nine months of 2011 and 2010 comprise (in thousands):

	Nine months ended September 30,
	2011	2010
SG&A expenses before long-term incentive
compensation and the impact of market gains and
losses of deferred compensation plans	$149,888	$144,547
Long-term incentive compensation	3,012	1,799
Impact of market value gains on liabilities held in
deferred compensation trusts	796	348
Total SG&A expenses	$153,696	$146,694

Normal salary increases and revenue related expense increases between periods accounts for the 3.7% increase in SG&A expenses before long-term incentive compensation and the impact of market gains of deferred compensation plans.

Depreciation expense increased 5.0% to $19.0 million for the first nine months of 2011 due mainly to the installation of patient capture software at our VITAS segment in the second quarter of 2010.

Interest expense increased 14.7% between periods as a result of the debt refinancing that took place in the first quarter of 2011.

Other income for the third quarter of 2011 and 2010 comprise (in thousands):

	Nine months ended September 30,
	2011	2010
Market value gains on assets held in deferred
compensation trusts	$796	$348
Loss on disposal of property and equipment	(68)	(293)
Interest Income	197	334
Other	(44)	29
Total other income	$881	$418

Our effective income tax rate was 38.7% in the first nine months of 2011 which was essentially flat when compared with the first nine months of 2010.

Net income for both periods included the following after-tax items/adjustments that reduced after-tax earnings (in thousands):

	Nine months ended September 30,
	2011	2010
VITAS
Legal expenses of OIG investigation	$(749)	$(242)
Acquisition expenses	(73)	-
Roto-Rooter
Expenses of class action litigation	(881)	(257)
Acquisition expenses	4	-
Corporate
Stock option expense	(4,366)	(4,026)
Noncash impact of change in accounting for convertible debt	(3,464)	(3,203)
Long-term incentive compensation	(1,880)	(1,124)
Total	$(11,409)	$(8,852)

Nine months ended September 30, 2011 versus 2010 - Segment Results

The change in after-tax earnings for the first nine months of 2011 versus the first nine months of 2010 is due to (dollars in thousands):

	Increase/(Decrease)
	Amount	Percent
VITAS	$1,161	2.1
Roto-Rooter	1,198	4.9
Corporate	(1,286)	-5.9
	$1,073	1.8

CHEMED CORPORATION AND SUBSIDIARY COMPANIES
CONSOLIDATING STATEMENT OF INCOME
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2011
(in thousands)(unaudited)

				Chemed
	VITAS	Roto-Rooter	Corporate	Consolidated
2011 (a)
Service revenues and sales	$252,944	$88,495	$-	$341,439
Cost of services provided and goods sold	196,407	48,656	-	245,063
Selling, general and administrative expenses	18,945	25,057	3,616	47,618
Depreciation	4,123	2,058	132	6,313
Amortization	510	156	468	1,134
Total costs and expenses	219,985	75,927	4,216	300,128
Income/(loss) from operations	32,959	12,568	(4,216)	41,311
Interest expense	(62)	(132)	(3,361)	(3,555)
Intercompany interest income/(expense)	834	451	(1,285)	-
Other income/(expense)—net	62	(7)	(1,990)	(1,935)
Income/(expense) before income taxes	33,793	12,880	(10,852)	35,821
Income taxes	(12,823)	(4,864)	3,753	(13,934)
Net income/(loss)	$20,970	$8,016	$(7,099)	$21,887

(a) The following amounts are included in net income (in thousands):

				Chemed
	VITAS	Roto-Rooter	Corporate	Consolidated
Pretax benefit/(cost):
Stock option expense	$-	$-	$(2,408)	$(2,408)
Noncash impact of accounting for convertible debt	-	-	(1,861)	(1,861)
Expenses of class action litigation	-	(770)	-	(770)
Acquisition expenses	(2)	-	-	(2)
Legal expenses of OIG investigation	(212)	-	-	(212)
Total	$(214)	$(770)	$(4,269)	$(5,253)

	VITAS	Roto-Rooter	Corporate	Consolidated
After-tax benefit/(cost):
Stock option expense	$-	$-	$(1,523)	$(1,523)
Noncash impact of accounting for convertible debt	-	-	(1,177)	(1,177)
Expenses of class action litigation	-	(467)	-	(467)
Acquisition expenses	(2)	-	-	(2)
Legal expenses of OIG investigation	(131)	-	-	(131)
Total	$(133)	$(467)	$(2,700)	$(3,300)

CHEMED CORPORATION AND SUBSIDIARY COMPANIES
CONSOLIDATING STATEMENT OF INCOME
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2010
(in thousands)(unaudited)

				Chemed
	VITAS	Roto-Rooter	Corporate	Consolidated
2010 (a)
Service revenues and sales	$233,964	$86,487	$-	$320,451
Cost of services provided and goods sold	179,997	47,918	-	227,915
Selling, general and administrative expenses	18,370	24,573	5,257	48,200
Depreciation	4,321	1,925	139	6,385
Amortization	694	133	369	1,196
Total costs and expenses	203,382	74,549	5,765	283,696
Income/(loss) from operations	30,582	11,938	(5,765)	36,755
Interest expense	(48)	(55)	(2,892)	(2,995)
Intercompany interest income/(expense)	1,139	651	(1,790)	-
Other income/(expense)—net	(92)	11	303	222
Income/(expense) before income taxes	31,581	12,545	(10,144)	33,982
Income taxes	(11,778)	(4,798)	3,582	(12,994)
Net income/(loss)	$19,803	$7,747	$(6,562)	$20,988

(a) The following amounts are included in net income (in thousands):

				Chemed
	VITAS	Roto-Rooter	Corporate	Consolidated
Pretax benefit/(cost):
Stock option expense	$-	$-	$(1,968)	$(1,968)
Noncash impact of accounting for convertible debt	-	-	(1,721)	(1,721)
Expenses of class action litigation	-	(322)	-	(322)
Legal expenses of OIG investigation	(112)	-	-	(112)
Total	$(112)	$(322)	$(3,689)	$(4,123)

	VITAS	Roto-Rooter	Corporate	Consolidated
After-tax benefit/(cost):
Stock option expense	$-	$-	$(1,244)	$(1,244)
Noncash impact of accounting for convertible debt	-	-	(1,088)	(1,088)
Expenses of class action litigation	-	(194)	-	(194)
Legal expenses of OIG investigation	(69)	-	-	(69)
Total	$(69)	$(194)	$(2,332)	$(2,595)

CHEMED CORPORATION AND SUBSIDIARY COMPANIES
CONSOLIDATING STATEMENT OF INCOME
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011
(in thousands)(unaudited)

				Chemed
	VITAS	Roto-Rooter	Corporate	Consolidated
2011 (a)
Service revenues and sales	$731,712	$274,005	$-	$1,005,717
Cost of services provided and goods sold	570,648	151,470	-	722,118
Selling, general and administrative expenses	57,392	76,181	20,123	153,696
Depreciation	12,489	6,067	403	18,959
Amortization	1,513	443	1,287	3,243
Total costs and expenses	642,042	234,161	21,813	898,016
Income/(loss) from operations	89,670	39,844	(21,813)	107,701
Interest expense	(172)	(274)	(9,814)	(10,260)
Intercompany interest income/(expense)	3,263	1,742	(5,005)	-
Other income/(expense)—net	3	(2)	880	881
Income/(expense) before income taxes	92,764	41,310	(35,752)	98,322
Income taxes	(35,080)	(15,692)	12,724	(38,048)
Net income/(loss)	$57,684	$25,618	$(23,028)	$60,274

(a) The following amounts are included in net income (in thousands):

				Chemed
	VITAS	Roto-Rooter	Corporate	Consolidated
Pretax benefit/(cost):
Stock option expense	$-	$-	$(6,903)	$(6,903)
Long-term incentive compensation	-	-	(3,012)	(3,012)
Noncash impact of accounting for convertible debt	-	-	(5,476)	(5,476)
Expenses of class action litigation	-	(1,451)	-	(1,451)
Acquisition expenses	(117)	6	-	(111)
Legal expenses of OIG investigation	(1,209)	-	-	(1,209)
Total	$(1,326)	$(1,445)	$(15,391)	$(18,162)

	VITAS	Roto-Rooter	Corporate	Consolidated
After-tax benefit/(cost):
Stock option expense	$-	$-	$(4,366)	$(4,366)
Long-term incentive compensation	-	-	(1,880)	(1,880)
Noncash impact of accounting for convertible debt	-	-	(3,464)	(3,464)
Expenses of class action litigation	-	(881)	-	(881)
Acquisition expenses	(73)	4	-	(69)
Legal expenses of OIG investigation	(749)	-	-	(749)
Total	$(822)	$(877)	$(9,710)	$(11,409)

CHEMED CORPORATION AND SUBSIDIARY COMPANIES
CONSOLIDATING STATEMENT OF INCOME
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010
(in thousands)(unaudited)

				Chemed
	VITAS	Roto-Rooter	Corporate	Consolidated
2010 (a)
Service revenues and sales	$683,542	$260,717	$-	$944,259
Cost of services provided and goods sold	527,347	143,407	-	670,754
Selling, general and administrative expenses	54,920	73,523	18,251	146,694
Depreciation	11,909	5,826	313	18,048
Amortization	2,253	388	1,066	3,707
Total costs and expenses	596,429	223,144	19,630	839,203
Income/(loss) from operations	87,113	37,573	(19,630)	105,056
Interest expense	(127)	(187)	(8,632)	(8,946)
Intercompany interest income/(expense)	3,778	2,126	(5,904)	-
Other income/(expense)—net	(85)	35	468	418
Income/(expense) before income taxes	90,679	39,547	(33,698)	96,528
Income taxes	(34,156)	(15,127)	11,956	(37,327)
Net income/(loss)	$56,523	$24,420	$(21,742)	$59,201

(a) The following amounts are included in net income (in thousands):

				Chemed
	VITAS	Roto-Rooter	Corporate	Consolidated
Pretax benefit/(cost):
Stock option expense	$-	$-	$(6,365)	$(6,365)
Long-term incentive compensation	-	-	(1,799)	(1,799)
Noncash impact of accounting for convertible debt	-	-	(5,064)	(5,064)
Expenses of class action litigation	-	(427)	-	(427)
Legal expenses of OIG investigation	(390)	-	-	(390)
Total	$(390)	$(427)	$(13,228)	$(14,045)

	VITAS	Roto-Rooter	Corporate	Consolidated
After-tax benefit/(cost):
Stock option expense	$-	$-	$(4,026)	$(4,026)
Long-term incentive compensation	-	-	(1,124)	(1,124)
Noncash impact of accounting for convertible debt	-	-	(3,203)	(3,203)
Expenses of class action litigation	-	(257)	-	(257)
Legal expenses of OIG investigation	(242)	-	-	(242)
Total	$(242)	$(257)	$(8,353)	$(8,852)

Consolidating Summary and Reconciliation of Adjusted EBITDA

Chemed Corporation and Subsidiary Companies
(in thousands)				Chemed
For the three months ended September 30, 2011	VITAS	Roto-Rooter	Corporate	Consolidated

Net income/(loss)	$20,970	$8,016	$(7,099)	$21,887
Add/(deduct):
Interest expense	62	132	3,361	3,555
Income taxes	12,823	4,864	(3,753)	13,934
Depreciation	4,123	2,058	132	6,313
Amortization	510	156	468	1,134
EBITDA	38,488	15,226	(6,891)	46,823
Add/(deduct):
Legal expenses of OIG investigation	212	-	-	212
Acquisition expenses	2	-	-	2
Expenses of class action litigation	-	770	-	770
Stock option expense	-	-	2,408	2,408
Advertising cost adjustment	-	(585)	-	(585)
Interest income	(43)	(12)	(19)	(74)
Intercompany interest income/(expense)	(834)	(451)	1,285	-
Adjusted EBITDA	$37,825	$14,948	$(3,217)	$49,556

				Chemed
For the three months ended September 30, 2010	VITAS	Roto-Rooter	Corporate	Consolidated

Net income/(loss)	$19,803	$7,747	$(6,562)	$20,988
Add/(deduct):
Interest expense	48	55	2,892	2,995
Income taxes	11,778	4,798	(3,582)	12,994
Depreciation	4,321	1,925	139	6,385
Amortization	694	133	369	1,196
EBITDA	36,644	14,658	(6,744)	44,558
Add/(deduct):
Legal expenses of OIG investigation…	112	-	-	112
Expenses of class action litigation	-	322	-	322
Stock option expense	-	-	1,968	1,968
Advertising cost adjustment	-	(571)	-	(571)
Interest income	(37)	(10)	(62)	(109)
Intercompany interest income/(expense)	(1,139)	(651)	1,790	-
Adjusted EBITDA	$35,580	$13,748	$(3,048)	$46,280

Consolidating Summary and Reconciliation of Adjusted EBITDA

Chemed Corporation and Subsidiary Companies
(in thousands)				Chemed
For the nine months ended September 30, 2011	VITAS	Roto-Rooter	Corporate	Consolidated

Net income/(loss)	$57,684	$25,618	$(23,028)	$60,274
Add/(deduct):
Interest expense	172	274	9,814	10,260
Income taxes	35,080	15,692	(12,724)	38,048
Depreciation	12,489	6,067	403	18,959
Amortization	1,513	443	1,287	3,243
EBITDA	106,938	48,094	(24,248)	130,784
Add/(deduct):
Legal expenses of OIG investigation	1,209	-	-	1,209
Acquisition expenses	117	(6)	-	111
Expenses of class action litigation	-	1,451	-	1,451
Long-term incentive compensation	-	-	3,012	3,012
Stock option expense	-	-	6,903	6,903
Advertising cost adjustment	-	(1,442)	-	(1,442)
Interest income	(86)	(28)	(83)	(197)
Intercompany interest income/(expense)	(3,263)	(1,742)	5,005	-
Adjusted EBITDA	$104,915	$46,327	$(9,411)	$141,831

				Chemed
For the nine months ended September 30, 2010	VITAS	Roto-Rooter	Corporate	Consolidated

Net income/(loss)	$56,523	$24,420	$(21,742)	$59,201
Add/(deduct):
Interest expense	127	187	8,632	8,946
Income taxes	34,156	15,127	(11,956)	37,327
Depreciation	11,909	5,826	313	18,048
Amortization	2,253	388	1,066	3,707
EBITDA	104,968	45,948	(23,687)	127,229
Add/(deduct):
Legal expenses of OIG investigation	390	-	-	390
Expenses of class action litigation	-	427	-	427
Long-term incentive compensation	-	-	1,799	1,799
Stock option expense	-	-	6,365	6,365
Advertising cost adjustment	-	(1,639)	-	(1,639)
Interest income	(172)	(37)	(125)	(334)
Intercompany interest income/(expense)	(3,778)	(2,126)	5,904	-
Adjusted EBITDA	$101,408	$42,573	$(9,744)	$134,237

CHEMED CORPORATION AND SUBSIDIARY COMPANIES
OPERATING STATISTICS FOR VITAS SEGMENT
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
OPERATING STATISTICS	2011	2010	2011	2010
Net revenue ($000)
Homecare	$184,155	$169,306	$529,874	$490,044
Inpatient	28,292	25,963	82,861	78,244
Continuous care	40,113	38,812	117,950	113,588
Total before Medicare cap allowance	$252,560	$234,081	$730,685	$681,876
Medicare cap allowance	384	(117)	1,027	1,666
Total	$252,944	$233,964	$731,712	$683,542
Net revenue as a percent of total
before Medicare cap allowance
Homecare	72.9%	72.3%	72.5%	71.8%
Inpatient	11.2	11.1	11.3	11.5
Continuous care	15.9	16.6	16.2	16.7
Total before Medicare cap allowance	100.0	100.0	100.0	100.0
Medicare cap allowance	0.2	(0.1)	0.1	0.2
Total	100.2%	99.9%	100.1%	100.2%
Average daily census (days)
Homecare	9,485	8,586	9,185	8,350
Nursing home	3,118	3,250	3,062	3,212
Routine homecare	12,603	11,836	12,247	11,562
Inpatient	456	425	451	433
Continuous care	599	596	601	595
Total	13,658	12,857	13,299	12,590

Total Admissions	14,879	14,483	45,971	43,750
Total Discharges	14,682	14,076	45,104	42,767
Average length of stay (days)	80.1	78.2	78.7	77.1
Median length of stay (days)	15.0	15.0	14.0	14.0
ADC by major diagnosis
Neurological	34.3%	33.4%	34.4%	33.2%
Cancer	17.5	18.5	17.7	18.4
Cardio	11.3	11.9	11.6	11.9
Respiratory	6.6	6.5	6.8	6.6
Other	30.3	29.7	29.5	29.9
Total	100.0%	100.0%	100.0%	100.0%
Admissions by major diagnosis
Neurological	19.0%	18.4%	19.3%	18.6%
Cancer	34.7	35.8	33.1	34.6
Cardio	10.4	11.1	10.9	11.3
Respiratory	7.8	7.5	8.5	8.1
Other	28.1	27.2	28.2	27.4
Total	100.0%	100.0%	100.0%	100.0%
Direct patient care margins
Routine homecare	52.4%	52.7%	52.0%	52.2%
Inpatient	12.4	12.3	12.9	13.3
Continuous care	20.7	21.1	20.5	21.0
Homecare margin drivers (dollars per patient day)
Labor costs	$53.13	$51.97	$53.88	$52.79
Drug costs	8.26	7.89	8.14	7.78
Home medical equipment	6.64	6.54	6.65	6.71
Medical supplies	2.81	2.66	2.80	2.53
Inpatient margin drivers (dollars per patient day)
Labor costs	$312.72	$304.42	$310.25	$297.63
Continuous care margin drivers (dollars per patient day)
Labor costs	$555.63	$536.83	$550.09	$531.14
Bad debt expense as a percent of revenues	0.8%	0.9%	0.7%	0.9%
Accounts receivable --
Days of revenue outstanding- excluding unapplied Medicare payments	38.9	39.7	n.a.	n.a.
Days of revenue outstanding- including unapplied Medicare payments	34.6	34.9	n.a.	n.a.

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

Item 3.   Quantitative and Qualitative Disclosures about Market Risk

Our primary market risk exposure relates to interest rate risk exposure through variable interest rate borrowings.  At September 30, 2011, we had no variable rate debt outstanding.  At September 30, 2011, the fair value of the Notes approximates $186.0 million which have a face value of $187.0 million.

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

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

Item 2(c). Purchases of Equity Securities by Issuer and Affiliated Purchasers

The following table shows the activity related to our share repurchase programs for the first nine months of 2011:

		Weighted
	Total Number	Average	Cumulative Shares	Dollar Amount
	of Shares	Price Paid Per	Repurchased Under	Remaining Under
	Repurchased	Share	the Program	The Program

April 2007 Program
January 1 through January 31, 2011	300,513	$63.62	3,654,157	$24,543
February 1 through February 28, 2011	377	65.03	3,654,534	-
March 1 through March 31, 2011	-	-	3,654,534	$-

First Quarter Total - April 2007 Program	300,890	$63.62

February 2011 Program
January 1 through January 31, 2011	-	$-	-	$-
February 22, 2011 Authorization	-	-	-	100,000,000
February 1 through February 28, 2011	40,623	65.03	40,623	97,358,313
March 1 through March 31, 2011	-	-	40,623	$97,358,313

First Quarter Total - February 2011 Program	40,623	$65.03

April 1 through April 30, 2011	-	$-	40,623	$97,358,313
May 1 through May 31, 2011	-	-	40,623	97,358,313
June 1 through June 30, 2011	-	-	40,623	$97,358,313

Second Quarter Total - February 2011 Program	-	$-

July 1 through July 31, 2011	41,112	$60.15	81,735	$94,885,576
August 1 through August 31, 2011	710,172	55.51	791,907	55,460,568
September 1 through September 30, 2011	778,746	55.02	1,570,653	$12,615,182

Third Quarter Total - February 2011 Program	1,530,030	$55.39

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

Chemed Corporation
(Registrant)

Dated:	November 4, 2011	By:	Kevin J. McNamara
Kevin J. McNamara
(President and Chief Executive Officer)

Dated:	November 4, 2011	By:	David P. Williams
David P. Williams
(Executive Vice President and Chief Financial Officer)

Dated:	November 4, 2011	By:	Arthur V. Tucker, Jr.
Arthur V. Tucker, Jr.
(Vice President and Controller)