Form 10-K
period 2011-12-31
CHEMED CORP
filed 2012-02-27
CIK 19584

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT
PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

☑	For the fiscal year ended December 31, 2011
☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Transition Period from ________ to ___________

Commission File Number: 1-8351

CHEMED CORPORATION
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	31-0791746 (I.R.S. Employer Identification Number)

2600 Chemed Center, 255 East Fifth Street, Cincinnati, Ohio (Address of principal executive offices)	45202-4726 (Zip Code)
(513) 762-6900 (Registrant’s Telephone number, including area code) Securities registered pursuant to Section 12(b) of the Act:
Title of Each Class	Name of each exchange on which registered

Capital Stock – Par Value $1 Per Share	New York Stock Exchange

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
Yes ☐ No ☑

The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the average bid and asked price of said stock on the New York Stock Exchange – Composite Transaction Listing on June 30, 2011 ($65.37 per share), was $1,360,861,743.

At February 15, 2012, 19,148,645 shares of Chemed Capital Stock (par value $1 per share) were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Document	Where Incorporated
2011 Annual Report to Stockholders (specified portions) Proxy Statement for Annual Meeting to be held May 21, 2012	Parts I, II, and IV Part III

CHEMED CORPORATION
2011 FORM 10-K ANNUAL REPORT

Item 1.  Business

General

Chemed Corporation (the Company or Chemed) was incorporated in Delaware in 1970 as a subsidiary of W.R. Grace & Co. and succeeded to the business of W.R. Grace & Co.’s Special Products Group as of April 30, 1971 and remained a subsidiary of W.R. Grace & Co. until March 10, 1982.

Chemed purchases, operates and divests subsidiaries engaged in diverse business activities for the purposes of maximizing shareholder value.  The Company’s operating businesses are managed on a decentralized basis.  There are few integrated business functions (such as sales, marketing or purchasing).  Chemed’s corporate office management participates in and is ultimately responsible for significant capital allocation decisions, investment activities, financial reporting, tax, legal and the selection of the key executives of each of the operating businesses.  Since its inception, the Company has engaged in twelve significant acquisitions or divestitures of diverse business units.

During 2011, Chemed conducted its business operations in two segments: the Vitas segment (Vitas) and the Roto-Rooter segment (Roto-Rooter).  Vitas Healthcare Corporation provides hospice services to its patients through a network of physicians, registered nurses, home health aides, social workers, clergy and volunteers.  Roto-Rooter provides plumbing and drain cleaning services to both residential and commercial customers.

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

Financial Information about Industry Segments

The required segment and geographic data for the Company’s continuing operations (as described below) for three years ended December 31, 2009, 2010 and 2011 are shown in Note 5 of the Notes to Consolidated Financial Statements on pages 16-18 of the 2011 Annual Report to Stockholders and are incorporated herein by reference.

Description of Business by Segment

The information called for by this item is included within Note 5 of the Notes to Consolidated Financial Statements appearing on pages 16-18 of the 2011 Annual Report to Stockholders is incorporated herein by reference.

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

Raw Materials

The principal raw materials needed for the Company’s manufacturing operations are purchased from United States sources.  Product sales from goods manufactured by Roto-Rooter represent less than 3% of Chemed’s total service revenues and sales.  No segment of the Company experienced any material raw material shortages during 2011, although such shortages may occur in the future.  Products manufactured and sold by the Company’s Roto-Rooter segment generally may be reformulated to avoid the adverse impact of specific raw material shortage.

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

“Vitas” and “Innovative Hospice Care” are trademarks and servicemarks of Vitas Healthcare Corporation.  The Company and its subsidiaries also own certain trade secrets including training manuals, cost information, customer information and software source codes.  Certain states require certificates of need to conduct hospice operations.  In those states, we consider certificates of need valuable assets.

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

Vitas

Hospice care in the United States is competitive.  Because programs for hospice services are generally uniform, Vitas competes primarily on the basis of its ability to deliver quality, responsive services.  Vitas is one of the nation’s largest provider of hospice services in a market dominated primarily by small, non-profit, community-based hospices.  Approximately 36% of all hospices are not-for-profit.  Because the hospice care market is highly fragmented, Vitas competes with a large number of organizations.

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

Medicare Payment for Physician Services.  Payment for direct patient care physician services delivered by hospice physicians is billed separately by the hospice to the Medicare fiscal intermediary and paid at the lesser of the actual charge or the Medicare allowable charge for these services.  This payment is in addition to the per diem rates Vitas receives for hospice care.  Payment for hospice physicians’ administrative and general supervisory activities is included in the daily rates discussed above.  Payments for attending physician professional services (other than services furnished by hospice physicians) are not paid to the hospice, but rather are paid directly to the attending physician by the Medicare fiscal intermediary.  For fiscal 2011, 2% of Vitas’ net revenue was attributable to physician services.

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

Second, Medicare payments to a hospice are also subject to a separate cap based on overall average payments per admission.  Any payments exceeding this overall hospice cap must be refunded by the hospice.  This cap was set at $24,527.69 per admission for the twelve-month period ended on October 31, 2011, and is adjusted annually to account for inflation.  Vitas’ hospices may be subject to future payment reductions or recoupments as the result of this cap.  As of December 31, 2011 we reversed $786,000 which primarily relates to one program which is Vitas’ largest hospice, for the 2011 Medicare cap year measurement period.  We recorded a cap liability in the fourth quarter of 2011 of $2.6 million for three programs for the first quarter of the 2012 Medicare cap year measurement period.  We also reversed the remaining Medicare cap liability for our Phoenix program due to the expiration for the period under review.

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

Overview of Government Payments – Medicaid

Medicaid Coverage and Reimbursements.  State Medicaid programs are another source of Vitas’ net patient revenue.  Medicaid is a state-administered program financed by state funds and matching federal funds to provide medical assistance to the indigent and certain other eligible persons.  In 1986, hospice services became an optional state Medicaid benefit.  For those states that elect to provide a hospice benefit, the Medicaid program is required to pay the hospice at rates at least equal to the rates provided under Medicare and calculated using the same methodology.  States maintain flexibility to establish their own hospice election procedures and to limit the number and duration of benefit periods for which they will pay for hospice services.  Reimbursement from state Medicaid programs in 2011 accounted for 5% of Vitas’ revenues.

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

Adjustments to Medicare and Medicaid Payment Rates.  Payment rates under the Medicare and Medicaid programs are adjusted annually based upon the Hospital Market Basket Index and the Consumer Price Index; however, the adjustments have historically been less than actual inflation.  On October 1, 2008 the base rates increased by 2.5%.  This rate increased by approximately 1% in February 2009.  On October 1, 2009 the base rates increased by 1.4%.  On October 1, 2010 the base rates increased by 1.8%.  On October 1, 2011 the base rates increased by 2.5%.  These base rates are further modified by the Hospice Wage Index to reflect local differences in wages according to the revised wage index.  It is possible that there will be further modifications to the rate structure under which the Medicare or Medicaid programs pay for hospice care services.  Any future reductions in the rate of increase in Medicare and Medicaid payments may have an adverse impact on Vitas’ net patient service revenue and profitability.

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

OIG Fraud Alerts, Advisory Opinions and Other Program Guidance.  In 1976, Congress established the OIG to, among other things, identify and eliminate fraud, abuse and waste in HHS programs.  To identify and resolve such problems, the OIG conducts audits, investigations and inspections across the country and issues public pronouncements identifying practices that may be subject to heightened scrutiny.  In the last several years, there have been a number of hospice related audits and reviews conducted.  These reviews and recommendations have included:

●	Ensuring that Medicare hospice eligibility determinations are made in accordance with the Medicare regulations; and

●	Revising the annual cap on hospice benefits to better reflect the cost of care provided.

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

In May 2009, Vitas received an administrative subpoena from the U.S. Department of Justice requesting Vitas deliver to the OIG documents, patient records, and policy and procedure manuals for headquarters and its Texas  programs concerning hospice services provided for the period January 1, 2003 to the date of the letter.  In August 2009, the OIG selected medical records for 59 past and current patients from a Texas program for review.  In February 2010, VITAS received a companion civil investigative demand (“CID”) from the State of Texas Attorney General’s Office, seeking related documents.  In September 2010, it received a second CID and a second administrative subpoena seeking related documents.  In April 2011, the U.S. Attorney provided the Company with a copy of a qui tam complaint filed under seal in U.S. District Court for the Northern District of Texas.  The Court unsealed this complaint in November 2011.  The U.S. Attorney and the Attorney General for the State of Texas filed a notice in November 2011 that they had decided not to intervene at that time in the case.  They continue to investigate its allegations.  It was brought by Michael Rehfeldt, a former VITAS San Antonio program general manager, against VITAS, the program’s former Regional Vice President Keith Becker, its former Medical Director Justo Cisneros, and their current employers: WellMed Medical Management, Care Level Management LLC, and Inspiris Inc.  It alleges admission and recertification of inappropriate patients, backdating revocations, and conspiring with HMO defendants to admit inappropriate patients to hospice.  In June 2011, the U.S. Attorney provided the Company with a partially unsealed second qui tam complaint filed under seal in the U.S. District Court for the Western District of Texas.  In June 2011, the U.S. Attorney also provided the Company with a partially unsealed third qui tam complaint filed under seal in the Northern District of Illinois, Eastern Division.  We are conferring with the U.S. Attorney regarding the Company’s defenses to each complaint’s allegations.  We can neither predict the outcome of this investigation nor estimate our potential liability or range of potential loss, if any.  We believe that we are in compliance with Medicare and Medicaid rules and regulations applicable to hospice providers.

The costs to comply with either of these investigations were not material for any period presented.  Regardless of outcome, responding to the subpoenas and the lawsuits can adversely affect us through defense costs, diversion of our time and related publicity.

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

The Stark Law and State Physician Self-Referral Laws.  Section 1877 of the Social Security Act, commonly known as the “Stark Law”, prohibits physicians from referring Medicare or Medicaid patients for “designated health services” to entities in which they hold an ownership or investment interest or with whom they have a compensation arrangement, subject to a number of statutory and regulatory exceptions.  Penalties for violating the Stark Law are severe and include:

●	Denial of payment;

●	Civil monetary penalties of $15,000 per referral or $1,000,000 for “circumvention schemes;”

●	Assessments equal to 200% of the dollar value of each such service provided; and

●	Exclusion from the Medicare and Medicaid programs.

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

Vitas employs or contracts with physicians to provide medical direction and patient care services to its patients.  Vitas has made efforts in those states where certain contracting or fee arrangements are restricted or prohibited to structure those arrangements, including its palliative care offerings, in compliance with the applicable laws and regulations.  Despite these efforts, however, the Company cannot assure that agency officials charged with enforcing these laws will not interpret Vitas’ contracts with employed or independent contractor physicians as violating the relevant laws or regulations.  Future determinations or interpretations by individual states with corporate practice of medicine or fee splitting restrictions may force Vitas to restructure its arrangements with physicians in those locations.

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

At December 31, 2011, the Company’s accrual for its estimated liability for potential environmental cleanup and related costs arising from the sale of DuBois Chemicals Inc. (“DuBois”) amounted to $1.7 million.  Of this balance, $901,000 is included in other liabilities and $826,000 is included in other current liabilities.  The Company is contingently liable for additional DuBois-related environmental cleanup and related costs up to a maximum of $14.9 million.  On the basis of a continuing evaluation of the Company’s potential liability, and in consultation with the Company’s environmental attorney, management believes that it is not probable this additional liability will be paid.  Accordingly, no provision for this contingent liability has been recorded.  Although it is not presently possible to reliably project the timing of payments related to the Company’s potential liability for environmental costs, management believes that any adjustments to its recorded liability will not materially adversely affect its financial position or results of operations.

The Company, to the best of its knowledge, is currently in compliance in all material respects with the environmental laws and regulations affecting its operations.  Such environmental laws, regulations and enforcement proceedings have not required the Company to make material increases in or modifications to its capital expenditures and they have not had a material adverse effect on sales or net income.  Capital expenditures for the purpose of complying with environmental laws and regulations during 2012 and 2013 with respect to continuing operations are not expected to be material in amount; there can be no assurance, however, that presently unforeseen legislative enforcement actions will not require additional expenditures.

Employees

On December 31, 2011, Chemed Corporation had a total of 13,733 employees.

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

Our indebtedness could have important consequences for our business.  Among other things, our indebtedness may:

●	Limit our ability to obtain additional financing;

●	Limit our flexibility in planning for, or reacting to, changes in the markets in which we compete;

●	Place us at a competitive disadvantage relative to our competitors with less indebtedness;

●	Increase our exposure to interest rate increases due to variable interest rates on certain borrowings;

●	Limit our ability to complete future acquisitions;

●	Limit our ability to make capital expenditures;

●	Render us more vulnerable to general adverse economic and industry conditions; and

●	Require us to dedicate a substantial portion of our cash flow to service and repay our debt.

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

The operating and financial restrictions and covenants in our instruments of indebtedness restrict our ability to:

●	Incur additional debt;

●	Issue and sell capital stock of subsidiaries;

●	Sell assets;

●	Engage in transactions with affiliates;

●	Restrict distributions from subsidiaries;

●	Incur liens;

●	Engage in business other than permitted businesses;

●	Engage in sale/leaseback transactions;

●	Engage in mergers or consolidations;

●	Make capital expenditures;

●	Make guarantees;

●	Make investments and acquisitions;

●	Enter into operating leases;

●	Hedge interest rates; and

●	Prepay other debt.

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

Roto-Rooter’s loss of key management personnel or its inability to hire and retain skilled employees could adversely affect its business, financial condition and results of operations.

Roto-Rooter’s future success significantly depends upon the continued service of its senior management personnel.  The loss of one or more of Roto-Rooter’s key senior management personnel or its inability to hire and retain new skilled employees could negatively impact its ability to maintain or increase customer calls and jobs, a key aspect of its growth strategy, and could adversely affect its future operating results.

Competition for skilled employees, particularly related to licensed plumbers, is intense, and the process of locating and recruiting skilled employees with the combination of qualifications and attributes required to adequately perform plumbing duties can be difficult and lengthy.  We cannot assure you that Roto-Rooter will be successful in attracting, retaining or training highly skilled personnel.  Roto-Rooter’s business could be disrupted and its growth and profitability negatively impacted if it is unable to attract and retain skilled employees.

Cybersecurity

In the normal course of business, our information technology systems hold sensitive customer information including names, addresses and partial credit card information.  Additionally, we utilize those same systems to perform our day-to-day activities, such as receiving customer calls, dispatching technicians to jobs and maintaining an accurate record of all transactions.  We have not experienced any attacks on our information technology systems that compromised customer data or the Company’s proprietary data.  We maintain our information technology systems with up to date safeguard protection against cyber-attacks including passive intrusion protection, firewalls and virus detection software.  Additionally, on a quarterly basis, we test our information technology systems using the latest cyber-attack software and methods to learn how a successful attack may be made.  We remedy any issues encountered during these tests.  However, these safeguards do not ensure that a significant cyber-attack could not occur.  A successful attack on our information technology systems could have significantly negative consequences to the business including liability for compromised customer information and business interruption.

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

Approximately 23% of Vitas’ hospice patients reside in nursing homes. Changes in the laws and regulations regarding payments for hospice services and “room and board” provided to Vitas’ hospice patients residing in nursing homes could reduce its net patient service revenue and profitability.

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

The healthcare industry is subject to extensive federal, state and local laws, rules and regulations relating to, among others:

●	Payment for services;

●	Conduct of operations, including fraud and abuse, anti-kickback prohibitions, self-referral prohibitions and false claims;

●	Privacy and security of medical records;

●	Employment practices; and

●	Various state approval requirements, such as facility and professional licensure, certificate of need, compliance surveys and other certification or recertification requirements.

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

A significant element of Vitas’ growth strategy is expected to include expansion of its business in new and existing markets.  This aspect of Vitas’ growth strategy may not be successful, which could adversely impact its growth and profitability.  We cannot assure you that Vitas will be able to:

●	Identify markets that meet its selection criteria for new hospice locations;

●	Hire and retain qualified management teams to operate each of its new hospice locations;

●	Manage a large and geographically diverse group of hospice locations;

●	Become Medicare and Medicaid certified in new markets;

●	Generate sufficient hospice admissions in new markets to operate profitably in these new markets;

●	Compete effectively with existing hospices in new markets; or

●	Obtain state licensure and/or a certificate of need from appropriate state agencies in new markets.

In addition to growing existing locations and developing new hospice locations, Vitas’ growth is expected to include expansion through acquisition of other hospices.  We cannot assure you that Vitas’ acquisition strategy will be successful.  The success of Vitas’ acquisition strategy depends upon a number of factors, including:

●	Its ability to identify suitable acquisition candidates;

●	Its ability to negotiate favorable acquisition terms, including purchase price, which may be adversely affected due to increased competition with other buyers;

●	The availability of financing on favorable terms, or at all;

●	Its ability to integrate effectively the systems and operations of acquired hospices;

●	Its ability to retain key personnel of acquired hospices; and

●	Its ability to obtain required regulatory approvals.

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

Hospice care in the United States is highly competitive.  In many areas in which Vitas’ hospices are located, they compete with a large number of organizations, including:

●	Community-based hospice providers;

●	National and regional companies;

●	Hospital-based hospice and palliative care programs;

●	Physician groups;

●	Nursing homes;

●	Home health agencies;

●	Infusion therapy companies; and

●	Nursing agencies.

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

Cybersecurity

In the normal course of business, our information technology systems hold sensitive patient information including patient demographic data, eligibility for various medical plans including Medicare and Medicaid and protected health information.  Additionally, we utilize those same systems to perform our day-to-day activities, such as receiving referrals, assigning medical teams to patients, documenting medical information and maintaining an accurate record of all transactions.  We have not experienced any attacks on our information technology systems that have compromised patient data or the Company’s proprietary data.  We maintain our information technology systems with up to date safeguard protection against cyber-attacks including passive intrusion protection, firewalls and virus detection software.  Additionally, on a quarterly basis, we test our information technology systems using the latest cyber-attack software and methods to learn how a successful attack may be made.  We remedy any issues encountered during these tests.  As discussed previously, we are subject to and comply with HIPPA regulations.  However, these safeguards do not ensure that a significant cyber-attack could not occur.  A successful attack on our information technology systems could have significantly negative consequences to the business including liability for compromised patient information and business interruption.

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

The Company’s corporate offices and the headquarters for the Roto-Rooter Group are located in Cincinnati, Ohio.  Roto-Rooter has manufacturing and distribution center facilities in West Des Moines, Iowa and has 105 leased and owned office and service facilities in 29 states.  Vitas headquartered in Miami, operates 52 programs from 158 leased facilities and 34 inpatient units in 18 states and the District of Columbia.

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

On November 14, 2011 Luann and Michael Cosgrove and Dawn Mills filed a class action lawsuit against Roto-Rooter in Minnesota State District Court for the 4th Judicial District alleging unnecessary excavation work in Minnesota.  We removed the case to federal court.  Plaintiffs seek damages, injunctive relief, attorney fees and interest.  Roto-Rooter contests these allegations.  This lawsuit is in its early stage and we are unable to estimate our potential liability, if any, with respect to these allegations.

On January 12, 2012, the Greater Pennsylvania Carpenters Pension Fund filed a putative class action lawsuit in the United States District Court for the Southern District of Ohio against the Company, Kevin McNamara, David Williams, and Tim O’Toole.  It alleges violation of Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 against all defendants, and violation of Section 20(a) of the Securities Exchange Act of 1934 against the individual defendants.  The suit, Greater Pennsylvania Carpenters Pension Fund v. Chemed Corp., et al., Civil Action No. 1:12-cv-28 (S.D. Ohio), concerns the VITAS hospice segment of the Company's business.   Plaintiff seeks, on behalf of a putative class of purchasers of Chemed Capital Stock between February 15, 2010 and November 16, 2011, compensatory damages in an unspecified amount and attorneys' fees and expenses, arising from defendants' failure to disclose an alleged fraudulent scheme to enroll ineligible hospice patients and to fraudulently obtain payments from the federal government.   Defendants believe the allegations are without merit, and intend to defend vigorously against them.

Regardless of outcome, such litigation can adversely affect the Company through defense costs, diversion of management’s time, and related publicity.  In the normal course of business, we are a party to various claims and legal proceedings.  We record a reserve for these matters when an adverse outcome is probable and the amount of the potential liability is reasonably estimable.

See also the OIG matters pending against Vitas under Other Health Care Regulations, above.

Item 4.  Mine Safety Disclosures
               None

Executive Officers of the Company

Name	Age	Office	First Elected

Kevin J. McNamara	58	President and Chief Executive Officer	August 2, 1994 (1)
Timothy S. O’Toole	56	Executive Vice President	May 18, 1992 (2)
Spencer S. Lee	56	Executive Vice President	May 15, 2000 (3)
David P. Williams	51	Executive Vice President and Chief Financial Officer	March 5, 2004 (4)
Arthur V. Tucker, Jr.	62	Vice President and Controller	February 1, 1989 (5)

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

Each executive officer holds office until the annual election at the next annual organizational meeting of the Board of Directors of the Company which is scheduled to be held on May 21, 2012.

PART II

Item 5.  Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company’s Capital Stock (par value $1 per share) is traded on the New York Stock Exchange under the symbol CHE.  The range of the high and low sale prices on the New York Stock Exchange and dividends paid per share for each quarter of 2010 and 2011 are set forth below.

	Closing		Dividends Paid
	High	Low	Per Share
2010

First Quarter	$57.18	$46.41	$.12
Second Quarter	58.34	51.31	.12
Third Quarter	57.30	49.52	.14
Fourth Quarter	64.66	55.41	.14

2011

First Quarter	$66.71	$61.96	$.14
Second Quarter	72.02	63.94	.14
Third Quarter	67.08	50.64	.16
Fourth Quarter	60.68	48.24	.16

Future dividends are necessarily dependent upon the Company’s earnings and financial condition, compliance with certain debt covenants and other factors not presently determinable.

As of February 15, 2012, there were approximately 2,274 stockholders of record of the Company’s Capital Stock.  This number only includes stockholders of record and does not include stockholders with shares beneficially held in nominee name or within clearinghouse positions of brokers, banks or other institutions.

During 2011, the number of shares of Capital Stock repurchased by the Company, the weighted average price paid for each share, the cumulative shares repurchased under each program and the dollar amounts remaining under each program were as follows:

Company Purchase of Shares of Capital Stock

	Total Number Of Shares Repurchased	Weighted Average Price Paid Per Share	Cumulative Shares Repurchased Under The Program	Dollar Amount Remaining Under The Program
April 2007 Program
January 1 through January 31, 2011	300,513	$63.62	3,654,157	$24,543
February 1 through February 28, 2011	377	65.03	3,654,534	-
March 1 through March 31, 2011	-	-	3,654,534	$-
First Quarter Total -- April 2007 Program	300,890	$63.62

February 2011 Program
January 1 through January 31, 2011	-	$-	-	$-
February 22, 2011 Authorization	-	$-	-	100,000,000
February 1 through February 28, 2011	40,623	$65.03	40,623	97,358,313
March 1 through March 31, 2011	-	$-	40,623	$97,358,313
First Quarter Total – February 2011 Program	40,623	$65.03

April 1 through April 30, 2011	-	$-	40,623	$97,358,313
May 1 through May 31, 2011	-	$-	40,623	97,358,313
June 1 through June 30, 2011	-	$-	40,623	$97,358,313
Second Quarter Total – February 2011 Program	-	$-

July 1 through July 31, 2011	41,112	$60.15	81,735	$94,885,576
August 1 through August 31, 2011	710,172	$55.51	791,907	55,460,568
September 1 through September 30, 2011	778,746	$55.02	1,570,653	$12,615,182
Third Quarter Total – February 2011 Program	1,530,030	$55.39

October 1 through October 31, 2011	230,970	$53.94	1,801,623	$155,820
November 7, 2011 Authorization	-	-	-	100,000,000
November 1 through November 30, 2011	247,712	49.88	2,049,335	87,800,735
December 1 through December 31, 2011	252,288	49.68	2,301,623	$75,268,254
Fourth Quarter Total – February 2011 Program	730,970	$51.09

On February 22, 2011, our Board of Directors authorized $100 million under the newly established February 2011 Repurchase Program.

On November 7, 2011, our Board of Directors authorized an additional $100 million under the February 2011 Repurchase Program.

As of December 31, 2011, the number of stock options outstanding under the Company’s equity compensation plans, the weighted average exercise price of outstanding options, and the number of securities remaining available for issuance were as follows:

EQUITY COMPENSATION PLAN INFORMATION

Plan Category	Number of securities to be issued upon exercise of outstanding warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans [excluding securities reflected in column (a)] (c)
Equity Compensation plans approved by stockholders	2,624,523	$52.56	1,420,134
Equity Compensation plans not approved by stockholders (1)	14,000	29.20	-
TOTAL	2,638,523	$52.44	1,420,134

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

Comparative Stock Performance

The graph below compares the yearly percentage change in the Company’s cumulative total stockholder return on Capital Stock (as measured by dividing (i) the sum of (A) the cumulative amount of dividends for the period December 31, 2006, to December 31, 2011, assuming dividend reinvestment, and (B) the difference between the Company’s share price at December 31, 2006 and December 31, 2011; by (ii) the share price at December 31, 2006) with the cumulative total return, assuming reinvestment of dividends, of the (1) S&P 500 Stock Index and (2) Dow Jones Industrial Diversified Index.

Chemed Corporation
Cumulative Total Stockholder Return for
Five-Year Period Ending December 31, 2011
(In Dollars)
200.00
180.00
160.00
140.00
120.00
100.00
80.00
60.00
40.00
20.00
0.00
2006
2007
2008
2009
2010
2011
Chemed Corporation
S&P 500 Index - Total Returns
Dow Jones US Diversified Industrials Index

December 31,	2006	2007	2008	2009	2010	2011
Chemed Corporation	100.00	151.74	108.64	132.15	176.64	143.84
S&P 500	100.00	105.50	66.45	84.03	96.69	98.73
Dow Jones Industrial Diversified	100.00	106.61	52.62	59.72	73.37	73.96

Item 6.  Selected Financial Data

The information called for by this Item for the five years ended December 31, 2011 is set forth on page 34 of the 2011 Annual Report to Stockholders and is incorporated herein by reference.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information called for by this Item is set forth on pages 38 through 52 of the 2011 Annual Report to Stockholders and is incorporated herein by reference.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

The Company’s primary market risk exposure relates to interest rate risk exposure through its variable interest line of credit.  At December 31, 2011 the Company had no variable rate debt outstanding.  For each $10 million dollars borrowed under the credit facility, an increase or decrease of 100 basis points (1% point), increases or decreases the Company’s annual interest expense by $100,000.

The Company continually evaluates this interest rate exposure and periodically weighs the cost versus the benefit of fixing the variable interest rates through a variety of hedging techniques.

The market value of the Company’s long-term debt at December 31, 2011 is approximately $175.8 million versus a carrying value of $166.8 million.

Item 8.  Financial Statements and Supplementary Data

The consolidated financial statements, together with the report thereon of PricewaterhouseCoopers LLP dated February 27, 2012, appearing on pages 1 through 31 of the 2011 Annual Report to Stockholders, along with the Supplementary Data (Unaudited Summary of Quarterly Results) appearing on pages 32-33, are incorporated herein by reference.

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

Management’s Report on Internal Control Over Financial Reporting

Refer to Management’s Report on Internal Control over Financial Reporting and Report of Independent Registered Public Accounting Firm on pages 1 and 2 of the Company’s 2011 Annual Report to Stockholders, which are incorporated herein by reference.

Changes in Internal Control Over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act during the Company’s fiscal quarter ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.  Other Information

Not applicable.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

The directors of the Company are:

Kevin J. McNamara
Joel F. Gemunder
Patrick P. Grace
Thomas C. Hutton
Walter L. Krebs
Andrea R. Lindell
Thomas P. Rice
Donald E. Saunders
George J. Walsh III
Frank E. Wood

The additional information required under this Item is set forth in the Company’s 2012 Proxy Statement and in Part I hereof under the caption “Executive Officers of the Registrant” and is incorporated herein by reference.

The Company has adopted a Code of Ethics that applies to the Company’s principal executive officer, principal financial officer, principal accounting officer, directors and employees.  A copy of this Code of Ethics is incorporated with this report as Exhibit 14 and it is also posted on the Company’s Web site, www.chemed.com.

Item 11.  Executive Compensation

Information required under this Item is set forth in the Company’s 2012 Proxy Statement, which is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required under this Item is set forth in the Company’s 2012 Proxy Statement, which is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions and Director Independence

Information required under this Item is set forth in the Company’s 2012 Proxy Statement, which is incorporated herein by reference.

A description of related party transactions is shown in Note 20 of the Notes to Consolidated Financial Statements on page 27 of the 2011 Annual Report to Stockholders and is incorporated herein by reference.

Item 14.  Principal Accountant Fees and Services

Audit Fees

PricewaterhouseCoopers LLP billed the Company $1,570,000 for 2010 and $1,616,000 for 2011.  These fees were for professional services rendered for the integrated audit of the Company’s annual financial statements and of its internal control over financial reporting, review of the financial statements included in the Company’s Forms 10-Q and review of documents filed with the SEC.

Audit-Related Fees

PricewaterhouseCoopers LLP billed the Company $133,000 and $127,000 for 2010 and 2011, respectively, for audit-related services.  These services were related to the audit of one of Vitas’ Florida subsidiaries.

Tax Fees

No such services were rendered in 2010 or 2011.

All Other Fees

For 2010, $30,000 was billed for Consulting Services.  No such other services were rendered for 2011.

The Audit Committee has adopted a policy which requires the Committee’s pre-approval of audit and non-audit services performed by the independent auditor to assure that the provision of such services does not impair the auditor’s independence.  The Audit Committee pre-approved all of the audit and non-audit services rendered by PricewaterhouseCoopers LLP as listed above.

PART IV

Item 15	Exhibits and Financial Statement Schedule

Exhibits

3.1	Certificate of Incorporation of Chemed Corporation.*

3.2	Certificate of Amendment to Certificate of Incorporation.*

3.3	By-Laws of Chemed Corporation.*

10.1	1999 Stock Incentive Plan.*,**

10.2	1999 Long-Term Employee Incentive Plan as amended through May 20, 2002.*,**

10.3	2002 Stock Incentive Plan.*,**

10.4	2002 Executive Long-Term Incentive Plan, as amended May 18, 2004.*,**

10.5	2004 Stock Incentive Plan.*,**

10.6	2006 Stock Incentive Plan, as amended August 11, 2006.*,**

10.7	2010 Stock Incentive Plan.*,**

10.8	Repurchase Agreement dated May 8, 2007 by and among Chemed Corporation, J.P. Morgan Securities Inc. and Citigroup Global Markets, Inc.*

10.9	Convertible Senior Note Indenture dated May 14, 2007 for 1.875% Convertible Senior Notes due 2014 by and among Chemed Corporation, the Subsidiary Guarantors and LaSalle Bank NA, as Trustee.*

10.10	Employment Agreement with David P. Williams dated December 1, 2006.*,**

10.11	First Amendment to Employment Agreement with David P. Williams dated July 9, 2009.*,**

10.12	Employment Agreement with Timothy S. O’Toole dated May 6, 2007.*,**

10.13	First Amendment to Employment Agreement with Timothy S. O’Toole dated July 9, 2009.*,**

10.14	Employment Agreement with Kevin J. McNamara dated May 3, 2008.*,**

10.15	First Amendment to Employment Agreement with Kevin J. McNamara dated July 9, 2009.*,**

10.16	Registration Rights Agreement, dated May 14, 2007 by and among Chemed Corporation, J.P. Morgan Securities, Inc. and Citigroup Global Markets Inc.*

10.17	Confirmation of Convertible Note Hedge, dated May 8, 2007 between Chemed Corporation and J.P. Morgan Chase Bank, NA.*

10.18	Confirmation of Convertible Note Hedge, dated May 8, 2007 between Chemed Corporation and Citibank, NA.*

10.19	Form of Convertible Note Warrant Transaction, dated May 8, 2007 between Chemed Corporation and Citibank NA.*

10.20	Form of Convertible Note Warrant Transaction, dated May 8, 2007 between Chemed Corporation and J.P. Morgan Chase Bank, NA.*

10.21	Excess Benefits Plan, as restated and amended, effective June 1, 2001.*,**

10.22	Amendment No. 1 to Excess Benefits Plan, effective July 1, 2001.*,**

10.23	Amendment No. 2 to Excess Benefits Plan, effective November 7, 2003.*,**

10.24	Non-Employee Directors’ Deferred Compensation Plan.*,**

10.25	Chemed/Roto-Rooter Savings & Retirement Plan, effective January 1, 1999.*,**

10.26	First Amendment to Chemed/Roto-Rooter Savings & Retirement Plan, effective September 6, 2000.*,**

10.27	Second Amendment to Chemed/Roto-Rooter Savings & Retirement Plan, effective January 1, 2001.*,**

10.28	Third Amendment to Chemed/Roto-Rooter Savings & Retirement Plan, effective December 12, 2001.*,**

10.29	Directors Emeriti Plan.*,**

10.30	Chemed Corporation Change in Control Severance Plan, as amended July 9, 2009.*,**

10.31	Chemed Corporation Senior Executive Severance Policy, as amended July 9, 2009.*,**

10.32	Roto-Rooter Deferred Compensation Plan No. 1, as amended January 1, 1998.*,**

10.33	Roto-Rooter Deferred Compensation Plan No. 2.*,**

10.34	Form of Restricted Stock Award.*,**

10.35	Form of Stock Option Grant.*,**

10.36	Amended and Restated Credit Agreement - $350,000,000 Revolving Credit Facility, originally dated May 2, 2007, by and among JP Morgan Chase Bank, NA and Chemed Corporation as of March 1, 2011, exhibits and schedules thereto.

12	Computation of Ratio of Earnings to Fixed Charges.

13	2011 Annual Report to Stockholders.

14	Policies on Business Ethics of Chemed Corporation.*

21	Subsidiaries of Chemed Corporation.

23	Consent of Independent Registered Public Accounting Firm.

24	Powers of Attorney.

31.1	Certification by Kevin J. McNamara pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act of 1934.

31.2	Certification by David P. Williams pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act of 1934.

31.3	Certification by Arthur V. Tucker, Jr. pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act of 1934.

32.1	Certification by Kevin J. McNamara pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by David P. Williams pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.3	Certification by Arthur V. Tucker, Jr. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document*

101.SCH	XBRL Extension Schema*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase*

101.LAB	XBRL Taxonomy Extension Label Linkbase*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase*

*	This exhibit is being filed by means of incorporation by reference (see Index to Exhibits on page E-1). Each other exhibit is being filed with this Annual Report on Form 10-K.

**	Management contract or compensatory plan or arrangement.

Financial Statement Schedule

See Index to Financial Statements and Financial Statement Schedule on page S-1.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

February 27, 2012	CHEMED CORPORATION
	By	Kevin J. McNamara
Kevin J. McNamara
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title		Date

/s/ Kevin J. McNamara Kevin J. McNamara	President and Chief Executive Officer and a Director (Principal Executive Officer)		February 27, 2012

/s/ David P. Williams David P. Williams	Executive Vice President and Chief Financial Officer (Principal Financial Officer)		February 27, 2012

/s/ Arthur V. Tucker, Jr. Arthur V. Tucker, Jr.	Vice President and Controller (Principal Accounting Officer)		February 27, 2012

Joel F. Gemunder* Patrick P. Grace* Thomas C. Hutton* Walter L. Krebs* Andrea R. Lindell*	Thomas P. Rice* Donald E. Saunders* George J Walsh III* Frank E. Wood*	- - Directors	February 27, 2012

*	Naomi C. Dallob by signing her name hereto signs this document on behalf of each of the persons indicated above pursuant to powers of attorney duly executed by such persons and filed with the Securities and Exchange Commission

February 27, 2012	/s/ Naomi C. Dallob
Date	Naomi C. Dallob
(Attorney-in-Fact)

CHEMED CORPORATION AND SUBSIDIARY COMPANIES

INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE
2009, 2010 AND 2011

Page(s)
Chemed Corporation Consolidated Financial Statements and Financial Statement Schedule

Report of Independent Registered Public Accounting Firm	2*
Consolidated Statement of Income	3*
Consolidated Balance Sheet	4*
Consolidated Statement of Cash Flows	5*
Consolidated Statement of Changes in Stockholders’ Equity	6*
Notes to Consolidated Financial Statements	7-31*

Report of Independent Registered Public Accounting Firm on Financial Statement Schedule	S-2
Schedule II - Valuation and Qualifying Accounts	S-3

*              Indicates page numbers in Chemed Corporation 2011 Annual Report to Stockholders

The consolidated financial statements of Chemed Corporation listed above, appearing in the 2011 Annual Report to Stockholders, are incorporated herein by reference.  The Financial Statement Schedule should be read in conjunction with the consolidated financial statements listed above.  Schedules not included have been omitted because they are not applicable or the required information is shown in the financial statements or notes thereto as listed above.

Report of Independent Registered Public Accounting
Firm on Financial Statement Schedule

To the Board of Directors and Stockholders of Chemed Corporation:

Our audits of the consolidated financial statements and the effectiveness of internal control over financial reporting referred to in our report dated February 27, 2012 appearing in the 2011 Annual Report to Stockholders of Chemed Corporation (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedule listed in Item 15 of this Form 10-K.  In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP
Cincinnati, Ohio
February 27, 2012

				SCHEDULE II

CHEMED CORPORATION AND SUBSIDIARY COMPANIES
VALUATION AND QUALIFYING ACCOUNTS
(IN THOUSANDS)
DR/(CR)

		ADDITIONS
		(CHARGED)
		CREDITED	(CHARGED)
	BALANCE AT	TO COSTS	CREDITED		BALANCE
	BEGINNING	AND	TO OTHER	DEDUCTIONS	AT END
DESCRIPTION	OF PERIOD	EXPENSES	ACCOUNTS	(a)	OF PERIOD
Allowances for doubtful
accounts (b)

For the year 2011	$(13,332)	$(8,686)	$(786)	$11,280	$(11,524)

For the year 2010	$(12,595)	$(9,118)	$(472)	$8,853	$(13,332)

For the year 2009	$(10,320)	$(10,861)	$(656)	$9,242	$(12,595)

Allowances for doubtful
accounts - notes
receivable (c)

For the year 2011	$(368)	$123	$(60)	$-	$(305)

For the year 2010	$(408)	$40	$-	$-	$(368)

For the year 2009	$(482)	$28	$44	$2	$(408)

(a)	With respect to allowances for doubtful accounts, deductions include accounts considered uncollectible or written off, payments, companies divested, etc.

(b)	Classified in consolidated balance sheet as a reduction of accounts receivable.

(c)	Classified in consolidated balance sheet as a reduction of other assets.

INDEX TO EXHIBITS

		Page Number
		or
		Incorporation by Reference

Exhibit		File No. and	Previous
Number		Filing Date	Exhibit No.

3.1	Certificate of Incorporation of	Form S-3	4.1
	Chemed Corporation	Reg. No. 33-44177
		11/26/91

3.2	Certificate of Amendment to	Form 8-K	3.1
	Certificate of Incorporation	5/16/06

3.3	By-Laws of Chemed Corporation	Form 8-K	3.1
	as amended November 10, 2009	11/13/09

10.1	1999 Stock Incentive Plan	Form 10-K	10.11
		3/29/00, **

10.2	1999 Long Term Employee	Form 10-K	10.16
	Incentive Plan as amended	3/28/03, **
	through May 20, 2002

10.3	2002 Stock Incentive Plan	Form 10-K	10.17
		3/28/03, **

10.4	2002 Executive Long-Term	Form 10-Q	10.16
	Incentive Plan, as amended	8/19/04, **
	May 18, 2004

10.5	2004 Stock Incentive Plan	Proxy Statement	A
		3/25/04, **

10.6	2006 Stock Incentive Plan,	Form 10-Q	10.1
	as amended August 11, 2006	8/14/06, **

10.7	2010 Stock Incentive Plan	Form 8-K	99.1
		5/18/10, **

10.8	Repurchase Agreement dated	Form 8-K	1.1
	May 8, 2007 by and among	5/17/07
	Chemed Corporation, J.P.
	Morgan Securities Inc. and
	Citigroup Global Markets, Inc.

10.9	Convertible Senior Note	Form 8-KA	4.1
	Indenture dated May 14, 2007	5/22/07
	for 1.875% Convertible Senior
	Notes due 2014 by and among
	Chemed Corporation, the
	Subsidiary Guarantors and
	LaSalle Bank NA, as Trustee.

10.10	Employment Agreement with David	Form 8-K	10.01
	P. Williams dated December 1, 2006.	12/1/06, **

1

		Page Number
		or
		Incorporation by Reference

Exhibit		File No. and	Previous
Number		Filing Date	Exhibit No.

10.11	First Amendment to Employment	Form 10-Q	10.02
	Agreement with David P. Williams	7/31/09, **
	dated July 9, 2009.

10.12	Employment Agreement with	Form 8-K	10.02
	Timothy S. O’Toole dated	5/7/07, **
	May 6, 2007.

10.13	First Amendment to Employment	Form 10-Q	10.3
	Agreement with Timothy S.	7/31/09, **
	O’Toole dated July 9, 2009.

10.14	Employment Agreement with	Form 8-K	10.01
	Kevin J. McNamara dated	5/6/08, **
	May 3, 2008.

10.15	First Amendment to Employment	Form 10-Q	10.1
	Agreement with Kevin J.	7/31/09, **
	McNamara dated July 9, 2009.

10.16	Registration Rights Agreement,	Form 8-K	10.5
	dated May 14, 2007 by and among	5/17/07
	Chemed Corporation, J.P. Morgan
	Securities, Inc. and Citigroup
	Global Markets Inc.

10.17	Confirmation of Convertible Note	Form 8-K	10.1
	Hedge, dated May 8, 2007 between	5/17/07
	Chemed Corporation and J.P. Morgan
	Chase Bank, NA.

10.18	Confirmation of Convertible Note	Form 8-K	10.2
	Hedge, dated May 8, 2007 between	5/17/07
	Chemed Corporation and Citibank,
	NA.

10.19	Form of Convertible Note Warrant	Form 8-K	10.4
	Transaction, dated May 8, 2007	5/17/07
	between Chemed Corporation and
	Citibank, NA.

10.20	Form of Convertible Note Warrant	Form 8-K	10.5
	Transaction, dated May 8, 2007	5/17/07
	between Chemed Corporation and
	J.P. Morgan Chase Bank, NA.

10.21	Excess Benefits Plan, as restated	Form 10-K	10.24
	and amended, effective June 1, 2001	3/12/04, **

10.22	Amendment No. 1 to Excess Benefits	Form 10-K	10.25
	Plan, effective July 1, 2002	3/12/04, **

2

		Page Number
		or
		Incorporation by Reference

Exhibit		File No. and	Previous
Number		Filing Date	Exhibit No.

10.23	Amendment No. 2 to Excess Benefits	Form 10-K	10.26
	Plan, effective November 7, 2003	3/12/04, **

10.24	Non-Employee Directors' Deferred	Form 10-K	10.10
	Compensation Plan	3/24/88, **

10.25	Chemed/Roto-Rooter Savings &	Form 10-K	10.25
	Retirement Plan, effective	3/25/99, **
	January 1, 1999

10.26	First Amendment to Chemed/	Form 10-K	10.22
	Roto-Rooter Savings & Retirement	3/28/02, **
	Plan effective September 6, 2000

10.27	Second Amendment to Chemed/	Form 10-K	10.23
	Roto-Rooter Savings & Retirement	3/28/02, **
	Plan effective January 1, 2001

10.28	Third Amendment to Chemed/	Form 10-K	10.24
	Roto-Rooter Savings & Retirement	3/28/02, **
	Plan effective December 12, 2001

10.29	Directors Emeriti Plan	Form 10-Q	10.11
		5/12/88, **

10.30	Change in Control Severance	Form 10-Q	10.05
	Plan as amended July 9, 2009.	7/31/09, **

10.31	Senior Executive Severance	Form 10-Q	10.04
	Policy as amended July 9, 2009.	7/31/09, **

10.32	Roto-Rooter Deferred Compensation	Form 10-K	10.37
	Plan No. 1, as amended January 1,	3/28/01, **
	1998

10.33	Roto-Rooter Deferred Compensation	Form 10-K	10.38
	Plan No. 2	3/28/01, **

10.34	Form of Restricted Stock Award	Form 10-K	10.50
		3/28/05, **

10.35	Form of Stock Option Grant	Form 10-K	10.51
		3/28/05, **

10.36	Amended and Restated Credit	Form 10-Q	10.1
	Agreement - $350,000,000 Revolving	4/29/11
	Credit Facility, originally dated
	May 2, 2007, by and among JP Morgan
	Chase Bank, N.A. and Chemed
	Corporation as of March 1, 2011,
	Exhibits and schedules thereto.

3

Page Number
or
Incorporation by Reference

Exhibit		File No. and	Previous
Number		Filing Date	Exhibit No.

12	Computation of Ratio of Earnings	*
to Fixed Charges

13	2011 Annual Report to Stockholders	*

14	Policies on Business Ethics of	Form 10-K	14
	Chemed Corporation	3/12/04

21	Subsidiaries of Chemed Corporation	*

23	Consent of Independent Registered	*
Public Accounting Firm

24	Powers of Attorney	*

31.1	Certification by Kevin J. McNamara	*
pursuant to Rule 13a-14(a)/15d-14(a)
of the Exchange Act of 1934.

31.2	Certification by David P. Williams	*
pursuant to Rule 13a-14(a)/15d-14(a)
of the Exchange Act of 1934.

31.3	Certification by Arthur V. Tucker, Jr.	*
pursuant to Rule 13a-14(a)/15d-14(a)
of the Exchange Act of 1934.

32.1	Certification by Kevin J. McNamara	*
pursuant to Section 906 of the
Sarbanes-Oxley Act of 2002

32.2	Certification by David P. Williams	*
pursuant to Section 906 of the
Sarbanes-Oxley Act of 2002

32.3	Certification by Arthur V. Tucker,	*
Jr. pursuant to Section 906 of
the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document	*

101.SCH	XBRL Extension Schema	*

101.CAL	XBRL Taxonomy Extension Calculation	*
Linkbase

101.LAB	XBRL Taxonomy Extension Label	*
Linkbase

101.PRE	XBRL Taxonomy Extension Presentation	*
Linkbase

* Filed herewith.

** Management contract or compensatory plan or arrangement.

4