Form 10-Q
period 2012-03-31
CHEMED CORP
filed 2012-04-30
CIK 19584

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)

X	Quarterly Report Under Section 13 or 15 (d) of the Securities Exchange Act of 1934 For the Quarterly Period Ended March 31, 2012

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
Large accelerated filer	X	Accelerated filer	Non-accelerated filer	Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes	No	X

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Amount	Date

Capital Stock $1 Par Value	19,228,654 Shares	March 31, 2012

CHEMED CORPORATION AND
SUBSIDIARY COMPANIES

Index

EX – 31.1
EX – 31.2
EX – 31.3
EX – 32.1
EX – 32.2
EX – 32.3
EX – 101.INS
EX – 101.SCH
EX – 101.CAL
EX – 101.DEF
EX – 101.LAB
EX – 101.PRE

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
CHEMED CORPORATION AND SUBSIDIARY COMPANIES
UNAUDITED CONSOLIDATED BALANCE SHEET
(in thousands, except share and per share data)

	March 31,	December 31,
	2012	2011
ASSETS
Current assets
Cash and cash equivalents	$34,214	$38,081
Accounts receivable less allowances of $11,376 (2011 - $11,524)	110,656	77,924
Inventories	8,468	8,668
Current deferred income taxes	13,725	12,540
Prepaid income taxes	637	2,131
Prepaid expenses	9,576	11,409
Total current assets	177,276	150,753
Investments of deferred compensation plans	35,055	31,629
Properties and equipment, at cost, less accumulated depreciation of $151,451 (2011 - $146,709)	88,579	82,951
Identifiable intangible assets less accumulated amortization of $29,278 (2011 - $28,904)	57,941	58,262
Goodwill	461,064	460,633
Other assets	11,568	11,677
Total Assets	$831,483	$795,905

LIABILITIES
Current liabilities
Accounts payable	$52,999	$48,225
Income taxes	13,334	90
Accrued insurance	37,305	37,147
Accrued compensation	35,834	41,087
Other current liabilities	15,724	18,851
Total current liabilities	155,196	145,400
Deferred income taxes	27,256	29,463
Long-term debt	168,759	166,784
Deferred compensation liabilities	34,186	30,693
Other liabilities	11,629	9,881
Total Liabilities	397,026	382,221

STOCKHOLDERS' EQUITY
Capital stock - authorized 80,000,000 shares $1 par; issued 31,063,058 shares (2011 - 30,936,925 shares)	31,063	30,937
Paid-in capital	404,546	398,094
Retained earnings	564,130	546,757
Treasury stock - 11,931,736 shares (2011 - 11,880,051 shares), at cost	(567,279)	(564,091)
Deferred compensation payable in Company stock	1,997	1,987
Total Stockholders' Equity	434,457	413,684
Total Liabilities and Stockholders' Equity	$831,483	$795,905

See accompanying notes to unaudited financial statements.

CHEMED CORPORATION AND SUBSIDIARY COMPANIES
UNAUDITED CONSOLIDATED STATEMENT OF INCOME
(in thousands, except per share data)

	Three Months Ended March 31,
	2012	2011
Service revenues and sales	$352,943	$330,918
Cost of services provided and goods sold (excluding depreciation)	257,445	237,458
Selling, general and administrative expenses	53,167	55,654
Depreciation	6,241	6,288
Amortization	1,113	970
Total costs and expenses	317,966	300,370
Income from operations	34,977	30,548
Interest expense	(3,617)	(3,244)
Other income - net	2,095	2,102
Income before income taxes	33,455	29,406
Income taxes	(13,010)	(11,305)
Net income	$20,445	$18,101

Earnings Per Share
Net income	$1.08	$0.86
Average number of shares outstanding	18,958	21,055

Diluted Earnings Per Share
Net income	$1.06	$0.84
Average number of shares outstanding	19,353	21,568

Cash Dividends Per Share	$0.16	$0.14

See accompanying notes to unaudited financial statements.

CHEMED CORPORATION AND SUBSIDIARY COMPANIES
UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOWS
(in thousands)

	Three Months Ended
	March 31,
	2012	2011
Cash Flows from Operating Activities
Net income	$20,445	$18,101
Adjustments to reconcile net income to net cash provided
by operating activities:
Depreciation and amortization	7,354	7,258
Provision for deferred income taxes	(3,397)	814
Provision for uncollectible accounts receivable	2,245	2,111
Amortization of discount on convertible notes	1,975	1,846
Stock option expense	1,938	1,933
Noncash long-term incentive compensation	-	2,595
Changes in operating assets and liabilities, excluding
amounts acquired in business combinations:
Decrease/(increase) in accounts receivable	(34,949)	17,923
Decrease/(increase) in inventories	200	(239)
Decrease in prepaid expenses	1,833	747
Decrease in accounts payable and other current liabilities	(3,894)	(12,137)
Increase in income taxes	15,532	9,739
Increase in other assets	(3,654)	(3,667)
Increase in other liabilities	5,241	3,227
Excess tax benefit on share-based compensation	(797)	(1,895)
Other sources	309	185
Net cash provided by operating activities	10,381	48,541
Cash Flows from Investing Activities
Capital expenditures	(12,018)	(6,173)
Business combinations, net of cash acquired	(415)	-
Other sources/(uses)	311	(109)
Net cash used by investing activities	(12,122)	(6,282)
Cash Flows from Financing Activities
Dividends paid	(3,072)	(2,977)
Purchases of treasury stock	(1,431)	(24,260)
Proceeds from issuance of capital stock	1,042	3,647
Excess tax benefit on share-based compensation	797	1,895
Increase/(decrease) in cash overdrafts payable	226	(8,310)
Debt issuance costs	-	(2,708)
Other sources	312	282
Net cash used by financing activities	(2,126)	(32,431)
Increase/(Decrease) in Cash and Cash Equivalents	(3,867)	9,828
Cash and cash equivalents at beginning of year	38,081	49,917
Cash and cash equivalents at end of period	$34,214	$59,745

See accompanying notes to unaudited financial statements.

CHEMED CORPORATION AND SUBSIDIARY COMPANIES
Notes to Unaudited Financial Statements

1.  Basis of Presentation
 As used herein, the terms "We," "Company" and "Chemed" refer to Chemed Corporation or Chemed Corporation and its consolidated subsidiaries.

We have prepared the accompanying unaudited consolidated financial statements of Chemed in accordance with Rule 10-01 of SEC Regulation S-X.  Consequently, we have omitted certain disclosures required under generally accepted accounting principles in the United States (“GAAP”) for complete financial statements.  The December 31, 2011 balance sheet data were derived from audited financial statements but do not include all disclosures required by GAAP.  However, in our opinion, the financial statements presented herein contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly our financial position, results of operations and cash flows.  These financial statements are prepared on the same basis as and should be read in conjunction with the Consolidated Financial Statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2011.

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

As of March 31, 2012, VITAS has approximately $838,000 in unbilled revenue included in accounts receivable (December 31, 2011 - $720,000).  The unbilled revenue at VITAS relates to hospice programs currently undergoing focused medical reviews (“FMR”).  During FMR, surveyors working on behalf of the U.S. Federal government review certain patient files for compliance with Medicare regulations.  During the time the patient file is under review, we are unable to bill for care provided to those patients.  We make appropriate provisions to reduce our accounts receivable balance for potential denials of patient service revenue due to FMR activity.

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

During the three-month period ended March 31, 2012, we reversed Medicare cap liability for amounts recorded in the fourth quarter of 2011 for three programs’ projected 2012 measurement period liability.  We reversed these amounts as improving admissions trends in these programs indicate that the liability had been eliminated.

Shown below is the Medicare cap liability activity for the periods ended (in thousands):

	March 31,
	2012	2011
Beginning balance January 1,	$2,965	$1,371
Reversal - 2012 measurement period	(2,577)	-
Reversal - 2011 measurement period	-	(812)
Other	-	(198)
Ending balance March 31,	$388	$361

Vitas provides charity care, in certain circumstances, to patients without charge when management of the hospice program determines, at the time services are performed, that the patient does not have the financial wherewithal to make payment.  There is no revenue or associated accounts receivable in the accompanying consolidated financial statements related to charity care.  The cost of charity care is calculated by taking the ratio of charity care days to total days of care and multiplying by total cost of care.  The cost of charity care is as follows (in thousands):

Three months ended
March 31,
2012	2011
$2,250	$1,760

3.      Segments
Service revenues and sales and after-tax earnings by business segment are as follows (in thousands):

		Three months ended
		March 31,
		2012	2011
Service Revenues and Sales
VITAS		$260,847	$235,673
Roto-Rooter		92,096	95,245
	Total	$352,943	$330,918

After-tax Earnings
VITAS		$19,627	$18,125
Roto-Rooter		7,496	8,511
	Total	27,123	26,636
Corporate		(6,678)	(8,535)
	Net income	$20,445	$18,101

We report corporate administrative expenses and unallocated investing and financing income and expense not directly related to either segment as “Corporate”.

4.      Earnings per Share
Earnings per share (“EPS”) are computed using the weighted average number of shares of capital stock outstanding.  Earnings and diluted earnings per share are computed as follows (in thousands, except per share data):

	Net Income
For the Three Months Ended March 31,	Income	Shares	Earnings per Share
2012
Earnings	$20,445	18,958	$1.08
Dilutive stock options	-	304
Nonvested stock awards	-	91
Diluted earnings	$20,445	19,353	$1.06

2011
Earnings	$18,101	21,055	$0.86
Dilutive stock options	-	430
Nonvested stock awards	-	83
Diluted earnings	$18,101	21,568	$0.84

For the three-month period ended March 31, 2012, 1.4 million stock options were excluded from the computation of diluted earnings per share as their exercise prices were greater than the average market price for most of the period. For the three month period ended March 31, 2011, 979,000 stock options were excluded from the computation of diluted earnings per share.

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

The following table provides examples of how changes in our stock price impact the number of shares that would be included in our diluted earnings per share calculation at March 31, 2012.  It also shows the impact on the number of shares issuable upon conversion of the Notes and settlement of the purchased call options and sold warrants:

	Shares		Total Treasury	Shares Due	Incremental
	Underlying 1.875%		Method	to the Company	Shares Issued/
Share	Convertible	Warrant	Incremental	under Notes	Received by the Company
Price	Notes	Shares	Shares (a)	Hedges	upon Conversion (b)
$ 80.73	35,902	-	35,902	(38,407)	(2,505)
$ 90.73	291,145	-	291,145	(311,458)	(20,313)
$ 100.73	495,709	-	495,709	(530,295)	(34,586)
$ 110.73	663,325	120,190	783,515	(709,606)	73,909
$ 120.73	803,174	318,617	1,121,791	(859,212)	262,579
$ 130.73	921,628	486,687	1,408,315	(985,930)	422,385

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

We are in compliance with all debt covenants as of March 31, 2012.  We have issued $29.4 million in standby letters of credit as of March 31, 2012 for insurance purposes.  Issued letters of credit reduce our available credit under the 2011 Credit Agreement.  As of March 31, 2012, we have approximately $320.6 million of unused lines of credit available and eligible to be drawn down under our revolving credit facility, excluding the $150 million expansion feature.

The following amounts are included in our consolidated balance sheet related to the Notes:

	March 31, 2012	December 31, 2011
Principal amount of convertible debentures	$186,956	$186,956
Unamortized debt discount	(18,197)	(20,172)
Carrying amount of convertible debentures	$168,759	$166,784
Additional paid in capital (net of tax)	$31,310	$31,310

The following amounts comprise interest expense included in our consolidated income statement (in thousands):

	Three months ended March 31,
	2012	2011
Cash interest expense	$1,334	$1,152
Non-cash amortization of debt discount	1,975	1,846
Amortization of debt costs	308	246
Total interest expense	$3,617	$3,244

The unamortized debt discount is being amortized using the effective interest method over the remaining life of the Notes.  The effective rate on the Notes is approximately 6.875%.

6.      Other Income -- Net
Other income -- net comprises the following (in thousands):

	Three months ended March 31,
	2012	2011
Market value gains on assets held in
deferred compensation trust	$2,133	$2,064
Loss on disposal of property and equipment	(81)	(21)
Interest income	51	61
Other -- net	(8)	(2)
Other income -- net	$2,095	$2,102

 7.      Stock-Based Compensation Plans
On February 17, 2012, the Compensation/Incentive Committee of the Board of Directors (“CIC”) approved a grant of 35,969 shares of restricted stock to certain key employees.  The restricted shares cliff vest four years from the date of issuance.  The cumulative compensation expense related to the restricted stock award is $2.3 million and will be recognized ratably over the 4 year vesting period.  We assumed no forfeitures in determining the cumulative compensation expense of the grant.

On February 17, 2012, the CIC approved a grant of 442,350 stock options to certain employees.  The stock options vest ratably over three years from the date of issuance.  The cumulative compensation expense related to the stock option grant is $7.1 million and will be recognized over the 3 year vesting period.  We used the Black-Scholes option valuation method to determine the cumulative compensation expense of the grant.

8.    Independent Contractor Operations
The Roto-Rooter segment sublicenses with 64 independent contractors to operate certain plumbing repair and drain cleaning businesses in lesser-populated areas of the United States and Canada.  We had notes receivable from our independent contractors as of March 31, 2012 totaling $1.1 million (December 31, 2011 - $1.1 million).  In most cases these loans are fully or partially secured by equipment owned by the contractor.  The interest rates on the loans range from 0% to 8% per annum and the remaining terms of the loans range from 2 months to 5 years at March 31, 2012.  We recorded the following from our independent contractors (in thousands):

	Three months ended March 31,
	2012	2011
Revenues	$6,682	$6,512
Pretax profits	3,082	2,987

 9.  Pension and Retirement Plans
All of the Company’s plans that provide retirement and similar benefits are defined contribution plans.  These expenses include the impact of market gains and losses on assets held in deferred compensation plans.  Expenses for the Company’s pension and profit-sharing plans, excess benefit plans and other similar plans are as follows (in thousands):

Three months ended
March 31,
2012	2011
$4,695	$4,082

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

On November 14, 2011 Luann and Michael Cosgrove and Dawn Mills filed a class action lawsuit against Roto-Rooter in Minnesota state district court for the 4th Judicial District alleging unnecessary excavation work in Minnesota.  We removed the case to federal court.  Plaintiffs seek damages, injunctive relief, attorney fees and interest.  We contest these allegations.  This lawsuit is in its early stage and we are unable to estimate our potential liability, if any, with respect to these allegations.

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

Regulatory Matters
In May 2009, VITAS received an administrative subpoena from the U.S. Department of Justice requesting VITAS deliver to the OIG documents, patient records, and policy and procedure manuals for headquarters and its Texas programs concerning hospice services provided for the period January 1, 2003 to the date of the letter.  In August 2009, the OIG selected medical records for 59 past and current patients from a Texas program for review.   In February 2010, VITAS received a companion civil investigative demand (“CID”) from the State of Texas Attorney General’s Office, seeking related documents. In September 2010, it received a second CID and a second administrative subpoena seeking related documents.  In April 2011, the U.S. Attorney provided the Company with a copy of qui tam complaint filed under seal in the U.S. District Court for the Northern District of Texas.  The Court unsealed this complaint in November 2011.  The U.S. Attorney and the Attorney General for the State of Texas filed a notice in November 2011 that they had decided not to intervene at that time in the case.  They continue to investigate its allegations.  It was brought by Michael Rehfelt, a former Vitas San Antonio program general manager, against Vitas, the program’s former Regional Vice President Keith Becker, its former Medical Director Justos Cisneros, and their current employers:  Wellmed Medical Management, Care Level Management LLC, and Inspiris Inc.  Plaintiff dismissed his case against their current employers in March of 2012.  The case alleges admission and recertification of inappropriate patients, backdating revocations, and conspiring to admit inappropriate patients to hospice.  In June 2011, the U.S. Attorney provided the Company with a partially unsealed second qui tam complaint filed under seal in the U.S. District court for the Western District of Texas.  In June 2011, the U.S. Attorney also provided the Company with a partially unsealed third qui tam complaint filed under seal in the Northern District of Illinois, Eastern Division.  We are conferring with the U.S. Attorney regarding the Company’s defenses to each complaint’s allegations.  We can neither predict the outcome of this investigation nor estimate our potential liability, if any.  We believe that we are in compliance with Medicare and Medicaid rules and regulations applicable to hospice providers.

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

11.      Concentration of Risk
VITAS has pharmacy services agreements ("Agreements") with Omnicare, Inc. and its subsidiaries (“OCR”) whereby OCR provides specified pharmacy services for VITAS and its hospice patients in geographical areas served by both VITAS and OCR.  The Agreements renew automatically for one-year terms.  Either party may cancel the Agreements at the end of any term by giving 90 days prior written notice.  VITAS made purchases from OCR of $10.0 million and $9.3 million for the three months ended March 31, 2012 and 2011, respectively.  For March 31, 2012 and 2011, respectively, purchases from this vendor represent over 90% of all pharmacy services used by VITAS.

12.  Cash Overdrafts and Cash Equivalents
Included in accounts payable at March 31, 2012 is cash overdrafts payable of $10.5 million (December 31, 2011 - $10.3 million).

From time to time throughout the year, we invest excess cash in money market funds or repurchase agreements directly with major commercial banks.  We do not physically hold the collateral for repurchase agreements, but the term is less than 10 days.  We closely monitor the creditworthiness of the institutions with which we invest our overnight funds and the quality of the collateral underlying those investments.  We had $26.3 million in cash equivalents as of   March 31, 2012.  There was $32.5 million in cash equivalents as of December 31, 2011.  The weighted average rate of return for our cash equivalents was 0.2% for March 31, 2012 and 0.1% for December 31, 2011.

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

The following shows the carrying value, fair value and the hierarchy for our financial instruments as of March 31, 2012 (in thousands):

		Fair Value Measure
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Mutual fund investments of deferred compensation plans held in trust	$35,055	$35,055	$-	$-
Long-term debt	168,759	191,370	-	-

For cash and cash equivalents, accounts receivable and accounts payable, the carrying amount is a reasonable estimate of fair value because of the liquidity and short-term nature of these instruments.

14.  Capital Stock Transactions
We repurchased the following capital stock for the three months ended March 31, 2012 and 2011:

	Three months ended March 31,
	2012	2011

Shares repurchased	-	341,513
Weighted average price per share	$-	$63.79

15.  Business Combinations
On January 31, 2012, we completed one business combination within our Roto-Rooter segment for $415,000 in cash to increase our market penetration in Bend, Oregon.  The purchase price of this acquisition is allocated as follows (in thousands):

Goodwill	$340
Identifiable intangible assets	52
Other assets	23
$415

The operating results of this business combination have been included in our results of operations since the acquisition date and are not material for the three-month period ended March 31, 2012.

16. Guarantor Subsidiaries
         Our 1.875% Notes are fully and unconditionally guaranteed on an unsecured, jointly and severally liable basis by certain of our 100% owned subsidiaries.  The following unaudited, condensed, consolidating financial data presents the composition of the parent company (Chemed), the guarantor subsidiaries and the non-guarantor subsidiaries as of March 31, 2012 and December 31, 2011 for the balance sheet, the three months ended March 31, 2012 and March 31, 2011 for the income statement and the three months ended March 31, 2012  and  March 31, 2011 for the statement of cash flows (dollars in thousands):

March 31 2012		Guarantor	Non-Guarantor	Consolidating
	Parent	Subsidiaries	Subsidiaries	Adjustments	Consolidated
ASSETS
Cash and cash equivalents	$26,204	$668	$7,342	$-	$34,214
Accounts receivable, less allowances	1,126	109,059	471	-	110,656
Intercompany receivables	-	270,012	-	(270,012)	-
Inventories	-	7,732	736	-	8,468
Current deferred income taxes	(568)	14,099	194	-	13,725
Prepaid income taxes	2,669	(1,686)	(346)	-	637
Prepaid expenses	363	9,091	122	-	9,576
Total current assets	29,794	408,975	8,519	(270,012)	177,276
Investments of deferred compensation plans	-	-	35,055	-	35,055
Properties and equipment, at cost, less accumulated depreciation	11,422	74,458	2,699	-	88,579
Identifiable intangible assets less accumulated amortization	-	57,941	-	-	57,941
Goodwill	-	456,523	4,541	-	461,064
Other assets	7,329	1,721	2,518	-	11,568
Investments in subsidiaries	813,062	22,366	-	(835,428)	-
Total assets	$861,607	$1,021,984	$53,332	$(1,105,440)	$831,483
LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable	$(823)	$53,481	$341	$-	$52,999
Intercompany payables	266,329	-	3,683	(270,012)	-
Income taxes	(2,016)	14,094	1,256	-	13,334
Accrued insurance	805	36,500	-	-	37,305
Accrued compensation	981	34,326	527	-	35,834
Other current liabilities	2,993	12,413	318	-	15,724
Total current liabilities	268,269	150,814	6,125	(270,012)	155,196
Deferred income taxes	(12,755)	50,599	(10,588)	-	27,256
Long-term debt	168,759	-	-	-	168,759
Deferred compensation liabilities	-	-	34,186	-	34,186
Other liabilities	2,877	6,282	2,470	-	11,629
Stockholders' equity	434,457	814,289	21,139	(835,428)	434,457
Total liabilities and stockholders' equity	$861,607	$1,021,984	$53,332	$(1,105,440)	$831,483

December 31, 2011		Guarantor	Non-Guarantor	Consolidating
	Parent	Subsidiaries	Subsidiaries	Adjustments	Consolidated
ASSETS
Cash and cash equivalents	$32,470	$(1,422)	$7,033	$-	$38,081
Accounts receivable, less allowances	606	76,816	502	-	77,924
Intercompany receivables	-	273,413	-	(273,413)	-
Inventories	-	8,032	636	-	8,668
Current deferred income taxes	(650)	13,059	131	-	12,540
Prepaid income taxes	(114)	1,689	556	-	2,131
Prepaid expenses	503	10,757	149	-	11,409
Total current assets	32,815	382,344	9,007	(273,413)	150,753
Investments of deferred compensation plans	-	-	31,629	-	31,629
Properties and equipment, at cost, less accumulated depreciation	11,641	68,755	2,555	-	82,951
Identifiable intangible assets less accumulated amortization	-	58,262	-	-	58,262
Goodwill	-	456,183	4,450	-	460,633
Other assets	7,616	1,552	2,509	-	11,677
Investments in subsidiaries	793,277	21,148	-	(814,425)	-
Total assets	$845,349	$988,244	$50,150	$(1,087,838)	$795,905
LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable	$(683)	$48,490	$418	$-	$48,225
Intercompany payables	269,042	-	4,371	(273,413)	-
Income taxes	-	-	90	-	90
Accrued insurance	489	36,658	-	-	37,147
Accrued compensation	3,828	36,655	604	-	41,087
Other current liabilities	1,719	15,728	1,404	-	18,851
Total current liabilities	274,395	137,531	6,887	(273,413)	145,400
Deferred income taxes	(12,330)	51,601	(9,808)	-	29,463
Long-term debt	166,784	-	-	-	166,784
Deferred compensation liabilities	-	-	30,693	-	30,693
Other liabilities	2,816	4,630	2,435	-	9,881
Stockholders' equity	413,684	794,482	19,943	(814,425)	413,684
Total liabilities and stockholders' equity	$845,349	$988,244	$50,150	$(1,087,838)	$795,905

For the three months ended March 31, 2012		Guarantor	Non-Guarantor	Consolidating
	Parent	Subsidiaries	Subsidiaries	Adjustments	Consolidated
Continuing Operations
Service revenues and sales	$-	$345,614	$7,329	$-	$352,943
Cost of services provided and goods sold	-	253,427	4,018	-	257,445
Selling, general and administrative expenses	5,196	44,347	3,624	-	53,167
Depreciation	234	5,790	217	-	6,241
Amortization	469	644	-	-	1,113
Total costs and expenses	5,899	304,208	7,859	-	317,966
Income/ (loss) from operations	(5,899)	41,406	(530)	-	34,977
Interest expense	(3,433)	(169)	(15)	-	(3,617)
Other (expense)/income - net	4,406	(4,441)	2,130	-	2,095
Income/ (loss) before income taxes	(4,926)	36,796	1,585	-	33,455
Income tax (provision)/ benefit	1,581	(13,964)	(627)	-	(13,010)
Equity in net income of subsidiaries	23,790	982	-	(24,772)	-
Net income	$20,445	$23,814	$958	$(24,772)	$20,445

For the three months ended March 31, 2011		Guarantor	Non-Guarantor	Consolidating
	Parent	Subsidiaries	Subsidiaries	Adjustments	Consolidated
Continuing Operations
Service revenues and sales	$-	$324,157	$6,761	$-	$330,918
Cost of services provided and goods sold	-	233,876	3,582	-	237,458
Selling, general and administrative expenses	6,684	45,581	3,389	-	55,654
Depreciation	239	5,862	187	-	6,288
Amortization	355	615	-	-	970
Total costs and expenses	7,278	285,934	7,158	-	300,370
Income/ (loss) from operations	(7,278)	38,223	(397)	-	30,548
Interest expense	(3,132)	(112)	-	-	(3,244)
Other (expense)/income - net	3,770	(3,729)	2,061	-	2,102
Income/ (loss) before income taxes	(6,640)	34,382	1,664	-	29,406
Income tax (provision)/ benefit	2,403	(13,052)	(656)	-	(11,305)
Equity in net income of subsidiaries	22,338	1,033	-	(23,371)	-
Net income	$18,101	$22,363	$1,008	$(23,371)	$18,101

For the three months ended March 31, 2012		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Consolidated
Cash Flow from Operating Activities:
Net cash provided by operating activities	$(5,365)	$14,625	$1,121	$10,381
Cash Flow from Investing Activities:
Capital expenditures	(14)	(11,664)	(340)	(12,018)
Business combinations, net of cash acquired	-	(415)	-	(415)
Other sources/(uses) - net	220	113	(22)	311
Net cash used by investing activities	206	(11,966)	(362)	(12,122)
Cash Flow from Financing Activities:
Change in cash overdrafts payable	(46)	272	-	226
Change in intercompany accounts	1,607	(841)	(766)	-
Dividends paid to shareholders	(3,072)	-	-	(3,072)
Purchases of treasury stock	(1,431)	-	-	(1,431)
Proceeds from exercise of stock options	1,042	-	-	1,042
Realized excess tax benefit on share based compensation	797	-	-	797
Other sources/(uses) - net	(4)	-	316	312
Net cash used by financing activities	(1,107)	(569)	(450)	(2,126)
Net increase/(decrease) in cash and cash equivalents	(6,266)	2,090	309	(3,867)
Cash and cash equivalents at beginning of year	32,470	(1,422)	7,033	38,081
Cash and cash equivalents at end of period	$26,204	$668	$7,342	$34,214

For the three months ended March 31, 2011		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Consolidated
Cash Flow from Operating Activities:
Net cash provided/(used) by operating activities	$(1,095)	$48,715	$921	$48,541
Cash Flow from Investing Activities:
Capital expenditures	(1)	(5,649)	(523)	(6,173)
Other uses - net	(48)	(75)	14	(109)
Net cash used by investing activities	(49)	(5,724)	(509)	(6,282)
Cash Flow from Financing Activities:
Purchases of treasury stock	(24,238)	-	(22)	(24,260)
Change in cash overdrafts payable	668	(8,978)	-	(8,310)
Change in intercompany accounts	40,963	(40,314)	(649)	-
Proceeds from exercise of stock options	3,647	-	-	3,647
Dividends paid to shareholders	(2,977)	-	-	(2,977)
Debt issuance costs	(2,708)	-	-	(2,708)
Realized excess tax benefit on share based compensation	1,895	-	-	1,895
Other sources - net	13	-	269	282
Net cash provided/(used) by financing activities	17,263	(49,292)	(402)	(32,431)
Net increase in cash and cash equivalents	16,119	(6,301)	10	9,828
Cash and cash equivalents at beginning of year	45,324	(1,571)	6,164	49,917
Cash and cash equivalents at end of period	$61,443	$(7,872)	$6,174	$59,745

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

The following is a summary of the key operating results (in thousands except per share amounts):

	Three months ended March 31,
	2012	2011
Service revenues and sales	$352,943	$330,918
Net income	$20,445	$18,101
Diluted EPS	$1.06	$0.84
Adjusted EBITDA	$46,340	$45,618
Adjusted EBITDA as a % of revenue	13.1%	13.8%

Earnings before interest, taxes, depreciation and amortization (“EBITDA”) and Adjusted EBITDA are not measures derived in accordance with GAAP.  We use Adjusted EBITDA as a measure of earnings for our long-term incentive plan awards.  We provide EBITDA and Adjusted EBITDA to help readers evaluate our operating results, compare our operating performance with that of similar companies that have different capital structures and help evaluate our ability to meet future debt service, capital expenditure and working capital requirements.  Our EBITDA and Adjusted EBITDA should not be considered in isolation or as a substitute for comparable measures presented in accordance with GAAP.  A reconciliation of our net income to our EBITDA and Adjusted EBITDA is presented on page 23.

For the three months ended March 31, 2012, the increase in consolidated service revenues and sales was driven by a 10.7% increase at VITAS partially offset by a 3.3% decrease at Roto-Rooter.  The increase in service revenues at VITAS was a result of increased average daily census (“ADC”) of 6.1%, driven by an increase in admissions of 3.3% and a 4.4% increase in average length of stay, combined with Medicare price increases of approximately 2.5%.  The decrease in service revenues at Roto-Rooter was driven by a 6.1% decrease in job count partially offset by a 2.5% price and mix shift increase.  The remaining change in Roto-Rooter revenue is related mainly to our independent contractor operations. Consolidated net income increased 12.9%.  Diluted EPS increased 26.2% as a result of the increase in net income and a lower number of shares outstanding.  Adjusted EBITDA as a percent of revenue decreased 0.7% as a result of the decrease in service revenues at Roto-Rooter.  See page 24 for additional VITAS operating metrics.

VITAS expects to achieve full-year 2012 revenue growth, prior to Medicare cap, of 5.0% to 8.0%.  Admissions are estimated to increase approximately 2.5% to 4.0%.  Adjusted EBITDA margin prior to Medicare cap is estimated to be 15.0% to 15.5%.  Roto-Rooter expects full-year 2012 revenue growth of 2.0% to 4.0%.  The revenue estimate is a result of increased pricing of approximately 2.0%, a favorable mix shift to higher revenue jobs, with job count estimated to range between down 1.0% to up 1.0%.  Adjusted EBITDA margin for 2012 is estimated to be in the range of 16.5% to 17.5%.  We anticipate that our operating income and cash flows will be sufficient to operate our businesses and meet any commitments for the foreseeable future.

Financial Condition
Liquidity and Capital Resources
Material changes in the balance sheet accounts from December 31, 2011 to March 31, 2012 include the following:

•	A $32.7 million increase in accounts receivable related to the timing of payments.
•	A $4.8 million increase in accounts payable related to timing of payments.
•	A $13.2 million increase in income taxes payable related to timing of payments.
•	A $5.3 million decrease in accrued compensation related to the timing of payments of incentive compensation.

Net cash provided by operating activities decreased by $38.2 million due primarily to the change in accounts receivable partially offset by the change in income taxes.  Management continually evaluates cash utilization alternatives, including share repurchase, debt repurchase, acquisitions and increased dividends to determine the most beneficial use of available capital resources.

We have issued $29.4 million in standby letters of credit as of March 31, 2012, for insurance purposes.  Issued letters of credit reduce our available credit under the revolving credit agreement.  As of March 31, 2012, we have approximately $320.6 million of unused lines of credit available and eligible to be drawn down under our revolving credit facility, excluding the $150 million expansion feature. Management believes its liquidity and sources of capital are satisfactory for the Company’s needs in the foreseeable future.

Commitments and Contingencies
Collectively, the terms of our credit agreements require us to meet various financial covenants, to be tested quarterly.  We are in compliance with all financial and other debt covenants as of March 31, 2012 and anticipate remaining in compliance throughout 2012.

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

On November 14, 2011 Luann and Michael Cosgrove and Dawn Mills filed a class action lawsuit against Roto-Rooter in Minnesota state district court for the 4th Judicial District alleging unnecessary excavation work in Minnesota.  We removed the case to federal court.  Plaintiffs seek damages, injunctive relief, attorney fees and interest.  We contest these allegations.  This lawsuit is in its early stage and we are unable to estimate our potential liability, if any, with respect to these allegations.

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

In May 2009, VITAS received an administrative subpoena from the U.S. Department of Justice requesting VITAS deliver to the OIG documents, patient records, and policy and procedure manuals for headquarters and its Texas programs concerning hospice services provided for the period January 1, 2003 to the date of the letter.  In August 2009, the OIG selected medical records for 59 past and current patients from a Texas program for review.   In February 2010, VITAS received a companion civil investigative demand (“CID”) from the State of Texas Attorney General’s Office, seeking related documents. In September 2010, it received a second CID and a second administrative subpoena seeking related documents.  In April 2011, the U.S. Attorney provided the Company with a copy of qui tam complaint filed under seal in the U.S. District Court for the Northern District of Texas.  The Court unsealed this complaint in November 2011.  The U.S. Attorney and the Attorney General for the State of Texas filed a notice in November 2011 that they had decided not to intervene at that time in the case.  They continue to investigate its allegations.  It was brought by Michael Rehfelt, a former Vitas San Antonio program general manager, against Vitas, the program’s former Regional Vice President Keith Becker, its former Medical Director Justos Cisneros, and their current employers:  Wellmed Medical Management, Care Level Management LLC, and Inspiris Inc.  Plaintiff dismissed his case against their current employers in March of 2012.  The case alleges admission and recertification of inappropriate patients, backdating revocations, and conspiring to admit inappropriate patients to hospice.  In June 2011, the U.S. Attorney provided the Company with a partially unsealed second qui tam complaint filed under seal in the U.S. District court for the Western District of Texas.  In June 2011, the U.S. Attorney also provided the Company with a partially unsealed third qui tam complaint filed under seal in the Northern District of Illinois, Eastern Division.  We are conferring with the U.S. Attorney regarding the Company’s defenses to each complaint’s allegations.  We can neither predict the outcome of this investigation nor estimate our potential liability, if any.  We believe that we are in compliance with Medicare and Medicaid rules and regulations applicable to hospice providers.

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

Results of Operations
Three months ended March 31, 2012 versus  2011 - Consolidated Results
Our service revenues and sales for the first quarter of 2012 increased 6.7% versus services and sales revenues for the first quarter of 2011.  Of this increase, $25.2 million was attributable to VITAS partially offset by a $3.1 million decrease at Roto-Rooter.  The following chart shows the components of those changes (dollar amounts in thousands):

		Increase/(Decrease)
		Amount	Percent
VITAS
	Routine homecare	$17,945	10.6
	Continuous care	3,896	10.1
	General inpatient	1,766	6.4
	Medicare cap	1,567	155.1
Roto-Rooter
	Plumbing	(1,364)	-3.0
	Drain cleaning	(1,581)	-4.3
	Contractor operations	170	2.6
	Other	(374)	-5.4
	Total	$22,025	6.7

The increase in VITAS’ revenues for the first quarter of 2012 versus the first quarter of 2011 was a result of increased ADC of 6.1% driven by an increase in admissions of 3.3% and a 4.4% increase in average length of stay, combined with Medicare reimbursement rate increases of approximately 2.5%.  The ADC increase was driven by a 6.2% increase in routine homecare, an increase of 4.9% in general inpatient and an increase of a 4.8% in continuous care. In excess of 90% of VITAS’ service revenues for the period were from Medicare and Medicaid.

The decrease in plumbing revenues for the first quarter of 2012 versus 2011 is attributable to a 2.1% decrease in the number of jobs performed as well as a 1.2% decrease in the average price per job.  Our excavation job count increased by 6.3% compared to 2011.  Drain cleaning revenues for the first quarter of 2012 versus 2011 reflect a 8.0% decrease in the number of jobs perfomed partially offset by a 4.0% increase in the price per job.  Contractor operations revenue increased 2.6% for the first quarter of 2012.

The consolidated gross margin was 27.1% in the first quarter of 2012 as compared with 28.2% in the first quarter of 2011.  On a segment basis, VITAS’ gross margin was 21.2% in the first quarter of 2012 and 21.8% in the first quarter of 2011.  The decrease in VITAS’ gross margin is attributable to higher labor costs for admissions and Medicare compliance personnel and the opening of new operations, both new locations and new inpatient units, which carry significant start-up costs as capacity begins to ramp-up.  The Roto-Rooter segment’s gross margin was 43.7% for the first quarter of 2012 as compared with 44.2% for the first quarter of 2011.  The decrease in Roto-Rooter’s gross margin is mainly the result of the decrease in revenue.

Selling, general and administrative expenses (“SG&A”) comprise (in thousands):

	Three months ended March 31,
	2012	2011
SG&A expenses before long-term incentive
compensation and the impact of market gains and
losses of deferred compensation plans	$51,034	$50,578
Long-term incentive compensation	-	3,012
Impact of market value gains on liabilities held in
deferred compensation trusts	2,133	2,064
Total SG&A expenses	$53,167	$55,654

Normal salary increases and revenue related expense increases between periods accounts for the 0.9% increase in SG&A expenses before long-term incentive compensation and the impact of market gains of deferred compensation plans.

Interest expense increased 11.5% between periods as a result of the debt refinancing that took place in the first quarter of 2011.

Other income/(expense) comprise (in thousands):

	Three months ended March 31,
	2012	2011
Market value gains on assets held in deferred
compensation trusts	$2,133	$2,064
Loss on disposal of property and equipment	(81)	(21)
Interest income	51	61
Other	(8)	(2)
Total other income	$2,095	$2,102

Our effective income tax rate increased to 38.9% in the first quarter of 2012 from 38.4% when compared with the first quarter of 2011.

Net income for both periods included the following after-tax items/adjustments that reduced after-tax earnings (in thousands):

	Three months ended March 31,
	2012	2011
VITAS
Legal expenses of OIG investigation	$(44)	$(317)
Acquisition expenses	-	(40)
Roto-Rooter
Expenses of class action litigation	(393)	(301)
Acquisition expenses	(9)	(4)
Corporate
Stock option expense	(1,225)	(1,223)
Noncash impact of change in accounting for convertible debt	(1,224)	(1,132)
Long-term incentive compensation	-	(1,880)
Total	$(2,895)	$(4,897)

Three months ended March 31, 2012 versus 2011 - Segment Results

The change in after-tax earnings for the first quarter of 2012 versus the first quarter of 2011 is due to (dollars in thousands):

	Increase/(Decrease)
	Amount	Percent
VITAS	$1,502	8.3
Roto-Rooter	(1,015)	-11.9
Corporate	1,857	21.8
	$2,344	12.9

CHEMED CORPORATION AND SUBSIDIARY COMPANIES
CONSOLIDATING STATEMENT OF INCOME
FOR THE THREE MONTHS ENDED MARCH 31, 2012
(in thousands)(unaudited)

	VITAS	Roto-Rooter	Corporate	Chemed Consolidated
2012 (a)
Service revenues and sales	$260,847	$92,096	$-	$352,943
Cost of services provided and goods sold	205,620	51,825	-	257,445
Selling, general and administrative expenses	19,748	26,153	7,266	53,167
Depreciation	4,025	2,085	131	6,241
Amortization	490	154	469	1,113
Total costs and expenses	229,883	80,217	7,866	317,966
Income/(loss) from operations	30,964	11,879	(7,866)	34,977
Interest expense	(62)	(108)	(3,447)	(3,617)
Intercompany interest income/(expense)	755	395	(1,150)	-
Other income/(expense)—net	(31)	(20)	2,146	2,095
Income/(expense) before income taxes	31,626	12,146	(10,317)	33,455
Income taxes	(11,999)	(4,650)	3,639	(13,010)
Net income/(loss)	$19,627	$7,496	$(6,678)	$20,445

(a) The following amounts are included in net income (in thousands):

	VITAS	Roto-Rooter	Corporate	Chemed Consolidated
Pretax benefit/(cost):
Stock option expense	$-	$-	$(1,938)	$(1,938)
Noncash impact of accounting for convertible debt	-	-	(1,935)	(1,935)
Expenses of class action litigation	-	(647)	-	(647)
Acquisition expenses	-	(15)	-	(15)
Legal expenses of OIG investigation	(71)	-	-	(71)
Total	$(71)	$(662)	$(3,873)	$(4,606)

	VITAS	Roto-Rooter	Corporate	Consolidated
After-tax benefit/(cost):
Stock option expense	$-	$-	$(1,224)	$(1,224)
Noncash impact of accounting for convertible debt	-	-	(1,225)	(1,225)
Expenses of class action litigation	-	(393)	-	(393)
Acquisition expenses	-	(9)	-	(9)
Legal expenses of OIG investigation	(44)	-	-	(44)
Total	$(44)	$(402)	$(2,449)	$(2,895)

CHEMED CORPORATION AND SUBSIDIARY COMPANIES
CONSOLIDATING STATEMENT OF INCOME
FOR THE THREE MONTHS ENDED MARCH 31, 2011
(in thousands)(unaudited)

				Chemed
	VITAS	Roto-Rooter	Corporate	Consolidated
2011 (a)
Service revenues and sales	$235,673	$95,245	$-	$330,918
Cost of services provided and goods sold	184,300	53,158	-	237,458
Selling, general and administrative expenses	18,711	26,740	10,203	55,654
Depreciation	4,167	1,984	137	6,288
Amortization	483	132	355	970
Total costs and expenses	207,661	82,014	10,695	300,370
Income/(loss) from operations	28,012	13,231	(10,695)	30,548
Interest expense	(48)	(64)	(3,132)	(3,244)
Intercompany interest income/(expense)	1,213	639	(1,852)	-
Other income/(expense)—net	30	(9)	2,081	2,102
Income/(expense) before income taxes	29,207	13,797	(13,598)	29,406
Income taxes	(11,082)	(5,286)	5,063	(11,305)
Net income/(loss)	$18,125	$8,511	$(8,535)	$18,101

(a) The following amounts are included in net income (in thousands):

	VITAS	Roto-Rooter	Corporate	Chemed Consolidated
Pretax benefit/(cost):
Long-term incentive compensation	$-	$-	$(3,012)	$(3,012)
Stock option expense	-	-	(1,933)	(1,933)
Noncash impact of accounting for convertible debt	-	-	(1,790)	(1,790)
Expenses of class action litigation	-	(495)	-	(495)
Acquisition expenses	(64)	(6)	-	(70)
Legal expenses of OIG investigation	(511)	-	-	(511)
Total	$(575)	$(501)	$(6,735)	$(7,811)

	VITAS	Roto-Rooter	Corporate	Consolidated
After-tax benefit/(cost):
Long-term incentive compensation	$-	$-	$(1,880)	$(1,880)
Stock option expense	-	-	(1,223)	(1,223)
Noncash impact of accounting for convertible debt	-	-	(1,132)	(1,132)
Expenses of class action litigation	-	(301)	-	(301)
Acquisition expenses	(40)	(4)	-	(44)
Legal expenses of OIG investigation	(317)	-	-	(317)
Total	$(357)	$(305)	$(4,235)	$(4,897)

Consolidating Summary and Reconciliation of Adjusted EBITDA

Chemed Corporation and Subsidiary Companies
(in thousands)				Chemed
For the three months ended March 31, 2012	VITAS	Roto-Rooter	Corporate	Consolidated

Net income/(loss)	$19,627	$7,496	$(6,678)	$20,445
Add/(deduct):
Interest expense	62	108	3,447	3,617
Income taxes	11,999	4,650	(3,639)	13,010
Depreciation	4,025	2,085	131	6,241
Amortization	490	154	469	1,113
EBITDA	36,203	14,493	(6,270)	44,426
Add/(deduct):
Legal expenses of OIG investigation	71	-	-	71
Acquisition expenses	-	15	-	15
Expenses of class action litigation	-	647	-	647
Stock option expense	-	-	1,938	1,938
Advertising cost adjustment	-	(706)	-	(706)
Interest income	(30)	(8)	(13)	(51)
Intercompany interest income/(expense)	(755)	(395)	1,150	-
Adjusted EBITDA	$35,489	$14,046	$(3,195)	$46,340

				Chemed
For the three months ended March 31, 2011	VITAS	Roto-Rooter	Corporate	Consolidated

Net income/(loss)	$18,125	$8,511	$(8,535)	$18,101
Add/(deduct):
Interest expense	48	64	3,132	3,244
Income taxes	11,082	5,286	(5,063)	11,305
Depreciation	4,167	1,984	137	6,288
Amortization	483	132	355	970
EBITDA	33,905	15,977	(9,974)	39,908
Add/(deduct):
Legal expenses of OIG investigation	511	-	-	511
Acquisition expenses	64	6	-	70
Expenses of class action litigation	-	495	-	495
Long-term incentive compensation	-	-	3,012	3,012
Stock option expense	-	-	1,933	1,933
Advertising cost adjustment	-	(250)	-	(250)
Interest income	(37)	(7)	(17)	(61)
Intercompany interest income/(expense)	(1,213)	(639)	1,852	-
Adjusted EBITDA	$33,230	$15,582	$(3,194)	$45,618

CHEMED CORPORATION AND SUBSIDIARY COMPANIES
OPERATING STATISTICS FOR VITAS SEGMENT
(unaudited)

	Three Months Ended March 31,
OPERATING STATISTICS	2012	2011
Net revenue ($000)
Homecare	$186,597	$168,652
Inpatient	29,152	27,386
Continuous care	42,521	38,625
Total before Medicare cap allowance	$258,270	$234,663
Medicare cap allowance	2,577	1,010
Total	$260,847	$235,673
Net revenue as a percent of total
before Medicare cap allowance
Homecare	72.2%	71.8%
Inpatient	11.3	11.7
Continuous care	16.5	16.5
Total before Medicare cap allowance	100.0	100.0
Medicare cap allowance	1.0	0.4
Total	101.0%	100.4%
Average daily census (days)
Homecare	9,613	8,833
Nursing home	2,986	3,033
Routine homecare	12,599	11,866
Inpatient	472	450
Continuous care	632	603
Total	13,703	12,919

Total Admissions	16,322	15,798
Total Discharges	16,196	15,552
Average length of stay (days)	82.4	78.9
Median length of stay (days)	14.0	13.0
ADC by major diagnosis
Neurological	34.2%	34.0%
Cancer	17.9	17.9
Cardio	11.6	11.8
Respiratory	6.6	6.7
Other	29.7	29.6
Total	100.0%	100.0%
Admissions by major diagnosis
Neurological	19.6%	19.5%
Cancer	32.1	31.7
Cardio	11.8	11.1
Respiratory	8.7	9.1
Other	27.8	28.6
Total	100.0%	100.0%
Direct patient care margins
Routine homecare	50.4%	51.1%
Inpatient	14.1	13.0
Continuous care	19.9	20.5
Homecare margin drivers (dollars per patient day)
Labor costs	$57.76	$55.38
Drug costs	8.33	7.97
Home medical equipment	6.82	6.66
Medical supplies	2.75	2.76
Inpatient margin drivers (dollars per patient day)
Labor costs	$314.34	$306.66
Continuous care margin drivers (dollars per patient day)
Labor costs	$569.54	$544.16
Bad debt expense as a percent of revenues	0.8%	0.6%
Accounts receivable --
Days of revenue outstanding- excluding unapplied Medicare payments	36.6	55.3
Days of revenue outstanding- including unapplied Medicare payments	30.8	29.1

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

Item 3.    Quantitative and Qualitative Disclosures about Market Risk
Our primary market risk exposure relates to interest rate risk exposure through variable interest rate borrowings.  At March 31, 2012, we had no variable rate debt outstanding.  At March 31, 2012, the fair value of the Notes approximates $191.4 million which have a face value of $187.0 million.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Item 2(c). Purchases of Equity Securities by Issuer and Affiliated Purchasers

None

Item 3.    Defaults Upon Senior Securities

None

Item 4.    Mine Safety Disclosures

None

Item 5.    Other Information

None

Item 6.    Exhibits

Exhibit No.	Description

31.1	Certification by Kevin J. McNamara pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act of 1934.

31.2	Certification by David P. Williams pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act of 1934.

31.3	Certification by Arthur V. Tucker, Jr. pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act of 1934.

32.1	Certification by Kevin J. McNamara pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by David P. Williams pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.3	Certification by Arthur V. Tucker, Jr. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Chemed Corporation
(Registrant)

Dated:	April 30, 2012	By:	/s/ Kevin J. McNamara
Kevin J. McNamara
(President and Chief Executive Officer)

Dated:	April 30, 2012	By:	/s/ David P. Williams
David P. Williams
(Executive Vice President and Chief Financial Officer)

Dated:	April 30, 2012	By:	/s/ Arthur V. Tucker, Jr.
Arthur V. Tucker, Jr.
(Vice President and Controller)