Form 10-Q
period 2012-06-30
CHEMED CORP
filed 2012-08-02
CIK 19584

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)

X	Quarterly Report Under Section 13 or 15 (d) of the Securities Exchange Act of 1934 For the Quarterly Period Ended June 30, 2012

Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number: 1-8351

CHEMED CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	31-0791746
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

255 E. Fifth Street, Suite 2600, Cincinnati, Ohio	45202
(Address of principal executive offices)	(Zip code)

(513) 762-6500 (Registrant’s telephone number, including area code)

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
Large accelerated filer	X	Accelerated filer	Non-accelerated filer	Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes	No	X

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Amount	Date

Capital Stock $1 Par Value	19,099,057 Shares	June 30, 2012

CHEMED CORPORATION AND
SUBSIDIARY COMPANIES

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
CHEMED CORPORATION AND SUBSIDIARY COMPANIES
UNAUDITED CONSOLIDATED BALANCE SHEET
(in thousands, except share and per share data)

	June 30,	December 31,
	2012	2011
ASSETS
Current assets
Cash and cash equivalents	$59,966	$38,081
Accounts receivable less allowances of $11,414 (2011 - $11,524)	81,811	77,924
Inventories - net	8,146	8,668
Current deferred income taxes	13,226	12,540
Prepaid income taxes	4,187	2,131
Prepaid expenses	10,737	11,409
Total current assets	178,073	150,753
Investments of deferred compensation plans	33,215	31,629
Properties and equipment, at cost, less accumulated depreciation of $155,406 (2011 - $146,709)	88,571	82,951
Identifiable intangible assets less accumulated amortization of $29,654 (2011 - $28,904)	57,635	58,262
Goodwill	461,965	460,633
Other assets	11,669	11,677
Total Assets	$831,128	$795,905

LIABILITIES
Current liabilities
Accounts payable	$51,002	$48,225
Income taxes	167	90
Accrued insurance	36,786	37,147
Accrued compensation	39,729	41,087
Other current liabilities	14,906	18,851
Total current liabilities	142,590	145,400
Deferred income taxes	25,257	29,463
Long-term debt	170,769	166,784
Deferred compensation liabilities	33,149	30,693
Other liabilities	11,918	9,881
Total Liabilities	383,683	382,221

STOCKHOLDERS' EQUITY
Capital stock - authorized 80,000,000 shares $1 par; issued 31,142,442 shares (2011 - 30,936,925 shares)	31,142	30,937
Paid-in capital	410,957	398,094
Retained earnings	582,316	546,757
Treasury stock - 12,141,664 shares (2011 - 11,880,051)	(579,013)	(564,091)
Deferred compensation payable in Company stock	2,043	1,987
Total Stockholders' Equity	447,445	413,684
Total Liabilities and Stockholders' Equity	$831,128	$795,905

See accompanying notes to unaudited consolidated financial statements.

CHEMED CORPORATION AND SUBSIDIARY COMPANIES
UNAUDITED CONSOLIDATED STATEMENT OF INCOME
(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Service revenues and sales	$354,170	$333,360	$707,113	$664,278
Cost of services provided and goods sold (excluding depreciation)	257,368	239,597	514,813	477,055
Selling, general and administrative expenses	49,770	50,424	102,937	106,078
Depreciation	6,380	6,358	12,621	12,646
Amortization	1,127	1,139	2,240	2,109
Total costs and expenses	314,645	297,518	632,611	597,888
Income from operations	39,525	35,842	74,502	66,390
Interest expense	(3,672)	(3,461)	(7,289)	(6,705)
Other income/(expense) - net	(970)	714	1,125	2,816
Income before income taxes	34,883	33,095	68,338	62,501
Income taxes	(13,609)	(12,809)	(26,619)	(24,114)
Net income	$21,274	$20,286	$41,719	$38,387

Earnings Per Share
Net income	$1.12	$0.96	$2.20	$1.82
Average number of shares outstanding	18,998	21,115	18,976	21,067

Diluted Earnings Per Share
Net income	$1.10	$0.94	$2.16	$1.78
Average number of shares outstanding	19,369	21,637	19,357	21,586

Cash Dividends Per Share	$0.16	$0.14	$0.32	$0.28

See accompanying notes to unaudited consolidated financial statements.

CHEMED CORPORATION AND SUBSIDIARY COMPANIES
UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOWS
(in thousands)

	Six Months Ended
	June 30,
	2012	2011
Cash Flows from Operating Activities
Net income	$41,719	$38,387
Adjustments to reconcile net income to net cash provided
by operating activities:
Depreciation and amortization	14,861	14,755
Deferred income taxes	(4,895)	(18)
Provision for uncollectible accounts receivable	4,730	4,365
Amortization of discount on convertible notes	3,985	3,724
Stock option expense	4,312	4,495
Noncash long-term incentive compensation	-	2,595
Changes in operating assets and liabilities, excluding
amounts acquired in business combinations:
Increase in accounts receivable	(8,543)	(9,271)
Decrease/(increase) in inventories	522	(954)
Decrease/(increase) in prepaid expenses	672	(59)
Decrease in accounts payable and other current liabilities	(3,593)	(6,603)
Increase/(decrease) in income taxes	(1,029)	3,738
Increase in other assets	(2,283)	(5,652)
Increase in other liabilities	4,493	4,514
Excess tax benefit on share-based compensation	(1,069)	(3,339)
Other sources	773	450
Net cash provided by operating activities	54,655	51,127
Cash Flows from Investing Activities
Capital expenditures	(18,474)	(14,960)
Business combinations, net of cash acquired	(1,500)	(3,689)
Other sources/(uses)	357	(869)
Net cash used by investing activities	(19,617)	(19,518)
Cash Flows from Financing Activities
Dividends paid	(6,160)	(5,967)
Purchases of treasury stock	(12,841)	(25,482)
Proceeds from issuance of capital stock	3,670	7,698
Excess tax benefit on share-based compensation	1,069	3,339
Increase/(decrease) in cash overdrafts payable	985	(7,814)
Debt issuance costs	-	(2,723)
Other sources	124	364
Net cash used by financing activities	(13,153)	(30,585)
Increase in Cash and Cash Equivalents	21,885	1,024
Cash and cash equivalents at beginning of year	38,081	49,917
Cash and cash equivalents at end of period	$59,966	$50,941

See accompanying notes to unaudited consolidated financial statements.

CHEMED CORPORATION AND SUBSIDIARY COMPANIES
Notes to Unaudited Consolidated Financial Statements

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

As of June 30, 2012, VITAS has approximately $510,000 in unbilled revenue included in accounts receivable (December 31, 2011 - $720,000).  The unbilled revenue at VITAS relates to hospice programs currently undergoing focused medical reviews (“FMR”).  During FMR, surveyors working on behalf of the U.S. Federal government review certain patient files for compliance with Medicare regulations.  During the time the patient file is under review, we are unable to bill for care provided to those patients.  We make appropriate provisions to reduce our revenue and accounts receivable balance for potential denials of patient service revenue due to FMR activity.

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

During the three-month period ended June 30, 2012, we did not record any Medicare cap liability.  During the six-month period ended June 30, 2012, we reversed Medicare cap liability for amounts recorded in the fourth quarter of 2011 for three programs’ projected 2012 measurement period liability.  We reversed these amounts as improving admissions trends in these programs indicate that the liability had been eliminated.

Shown below is the Medicare cap liability activity for the periods ended (in thousands):

	June 30,
	2012	2011
Beginning balance January 1,	$2,965	$1,371
Reversal - 2012 measurement period	(2,577)	-
Expense - 2011 measurement period	-	299
Reversal - 2011 measurement period	-	(743)
Other	-	(198)
Ending balance June 30,	$388	$729

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

Three months ended		Six months ended
June 30,		June 30,
2012	2011	2012	2011
$1,789	$1,763	$4,038	$3,522

3.      Segments
Service revenues and sales and after-tax earnings by business segment are as follows (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2012	2011	2012	2011
Service Revenues and Sales
VITAS	$265,213	$243,095	$526,060	$478,768
Roto-Rooter	88,957	90,265	181,053	185,510
Total	$354,170	$333,360	$707,113	$664,278

After-tax Earnings
VITAS	$20,433	$18,589	$40,060	$36,714
Roto-Rooter	8,074	9,092	15,569	17,602
Total	28,507	27,681	55,629	54,316
Corporate	(7,233)	(7,395)	(13,910)	(15,929)
Net income	$21,274	$20,286	$41,719	$38,387

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

4.      Earnings per Share
Earnings per share (“EPS”) are computed using the weighted average number of shares of capital stock outstanding.  Earnings and diluted earnings per share are computed as follows (in thousands, except per share data):

		Net Income
For the Three Months Ended June 30,		Income	Shares	Earnings per Share
2012
	Earnings	$21,274	18,998	$1.12
	Dilutive stock options	-	288
	Nonvested stock awards	-	83
	Diluted earnings	$21,274	19,369	$1.10

2011
	Earnings	$20,286	21,115	$0.96
	Dilutive stock options	-	433
	Nonvested stock awards	-	89
	Diluted earnings	$20,286	21,637	$0.94

		Net Income
For the Six Months Ended June 30,		Income	Shares	Earnings per Share
2012
	Earnings	$41,719	18,976	$2.20
	Dilutive stock options	-	294
	Nonvested stock awards	-	87
	Diluted earnings	$41,719	19,357	$2.16

2011
	Earnings	$38,387	21,067	$1.82
	Dilutive stock options	-	433
	Nonvested stock awards	-	86
	Diluted earnings	$38,387	21,586	$1.78

For the three and six-month periods ended June 30, 2012, 1.4 million stock options were excluded from the computation of diluted earnings per share as their exercise prices were greater than the average market price for most of the period. For the three and six-month period ended June 30, 2011, 970,000 stock options were excluded from the computation of diluted earnings per share.

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

The following table provides examples of how changes in our stock price impact the number of shares that would be included in our diluted earnings per share calculation at June 30, 2012.  It also shows the impact on the number of shares issuable upon conversion of the Notes and settlement of the purchased call options and sold warrants:

	Shares		Total Treasury	Shares Due	Incremental
	Underlying 1.875%		Method	to the Company	Shares Issued/
Share	Convertible	Warrant	Incremental	under Notes	Received by the Company
Price	Notes	Shares	Shares (a)	Hedges	upon Conversion (b)
$80.73	40,072	-	40,072	(42,868)	(2,796)
$90.73	295,315	-	295,315	(315,919)	(20,604)
$100.73	499,879	-	499,879	(534,756)	(34,877)
$110.73	667,495	120,403	787,898	(714,066)	73,832
$120.73	807,344	319,182	1,126,526	(863,672)	262,854
$130.73	925,798	487,550	1,413,348	(990,391)	422,957

a)	Represents the number of incremental shares that must be included in the calculation of fully diluted shares under U.S. GAAP.
b)	Represents the number of incremental shares to be issued by the Company upon conversion of the 1.875% Convertible Notes, assuming concurrent settlement of the note hedges and warrants.

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

We are in compliance with all debt covenants as of June 30, 2012.  We have issued $29.4 million in standby letters of credit as of June 30, 2012 for insurance purposes.  Issued letters of credit reduce our available credit under the 2011 Credit Agreement.  As of June 30, 2012, we have approximately $320.6 million of unused lines of credit available and eligible to be drawn down under our revolving credit facility, excluding the $150 million expansion feature.

The following amounts are included in our consolidated balance sheet related to the Notes:

	June 30, 2012	December 31, 2011
Principal amount of convertible debentures	$186,956	$186,956
Unamortized debt discount	(16,187)	(20,172)
Carrying amount of convertible debentures	$170,769	$166,784
Additional paid in capital (net of tax)	$31,310	$31,310

The following amounts comprise interest expense included in our consolidated income statement (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Cash interest expense	$1,350	$1,288	$2,683	$2,440
Non-cash amortization of debt discount	2,009	1,878	3,985	3,724
Amortization of debt costs	313	295	621	541
Total interest expense	$3,672	$3,461	$7,289	$6,705

The unamortized debt discount is being amortized using the effective interest method over the remaining life of the Notes.  The effective rate on the Notes is approximately 6.875%.

6.      Other Income/(Expense) -- Net
Other income/(expense) -- net comprises the following (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Market value gains/(losses) on assets held in
deferred compensation trust	$(948)	$743	$1,185	$2,807
Gain/(loss) on disposal of property and equipment	(67)	32	(148)	11
Interest income	59	62	110	123
Other - net	(14)	(123)	(22)	(125)
Other income/(expense) - net	$(970)	$714	$1,125	$2,816

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

8.    Independent Contractor Operations
The Roto-Rooter segment sublicenses with 65 independent contractors to operate certain plumbing repair and drain cleaning businesses in lesser-populated areas of the United States and Canada.  We had notes receivable from our independent contractors as of June 30, 2012 totaling $1.1 million (December 31, 2011 - $1.1 million).  In most cases these loans are fully or partially secured by equipment owned by the contractor.  The interest rates on the loans range from 0% to 8% per annum and the remaining terms of the loans range from 2 months to 5 years at June 30, 2012.  We recorded the following from our independent contractors (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Revenues	$6,809	$6,528	$13,491	$13,039
Pretax profits	3,732	3,402	6,813	6,389

9.  Pension and Retirement Plans
All of the Company’s plans that provide retirement and similar benefits are defined contribution plans.  These expenses include the impact of market gains and losses on assets held in deferred compensation plans.  Expenses for the Company’s pension and profit-sharing plans, excess benefit plans and other similar plans are as follows (in thousands):

Three months ended June 30,		Six months ended June 30,
2012	2011	2012	2011
$1,162	$2,871	$5,854	$6,954

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

On January 12, 2012, the Greater Pennsylvania Carpenters Pension Fund filed a putative class action lawsuit in the United States District Court for the Southern District of Ohio against the Company, Kevin McNamara, David Williams, and Timothy O’Toole.  On April 9, 2012, the Court issued orders (a) renaming the suit as In re Chemed Corp. Securities Litigation, Civil Action No. 1:12-cv-28 (S.D. Ohio), (b) appointing the Greater Pennsylvania Carpenters Pension Fund and the Electrical Workers Pension Fund, Local 103, I.B.E.W. as Lead Plaintiffs; and (c) approving Lead Plaintiffs’ selection of Labaton Sucharow LLP and Robbins Geller Rudman & Dowd LLP as Co-Lead Counsel.  On June 18, 2012, Lead Plaintiffs filed an amended complaint alleging violation of Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 against all Defendants, and violation of Section 20(a) of the Securities Exchange Act of 1934 against Messrs. McNamara, Williams and O’Toole.  The suit’s allegations concern the VITAS hospice segment of the Company’s business.  Lead Plaintiffs seek, on behalf of a putative class of purchasers of Chemed Capital Stock between February 15, 2010 and November 16, 2011, compensatory damages in an unspecified amount and attorneys’ fees and expenses, arising from Defendants’ failure to disclose an alleged fraudulent scheme to enroll ineligible hospice patients and to fraudulently obtain payments from the federal government.  Defendants are required to move or otherwise respond to the amended complaint on or before August 17, 2012.  Defendants believe the claims are without merit, and intend to defend vigorously against them.

Regardless of outcome, defense of litigation adversely affects us through defense costs, diversion of our time and related publicity.

Regulatory Matters
In June 2012, VITAS received an administrative subpoena from the Office of the Inspector General (“OIG”) of the U.S. Department of Health and Human Services in connection with an investigation of possible improper claims submitted to the Medicare and Medicaid Programs.  It seeks production to the OIG of various categories of documents concerning the provision of hospice services, for headquarters and its Southern California programs, for the period January 1, 2007 through the date of the subpoena.  The categories of documents include policy, procedure and training manuals; documents concerning patient eligibility for hospice care, including referrals, admissions, certification, revocations and census information; documents concerning claims submitted to government programs; certain information concerning employees and their compensation; and documents concerning VITAS’ financial performance.  We are conferring with the U.S. Attorney’s Office for the Central District of California regarding the document requests.  We cannot predict the timing or outcome of this investigation, or estimate our potential liability, if any.

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

In April 2005, the OIG served VITAS with civil subpoenas relating to VITAS’ alleged failure to appropriately bill Medicare and Medicaid for hospice services.  As part of this investigation, the OIG selected medical records for 320 past and current patients from VITAS’ three largest programs for review.  It also sought policies and procedures dating back to 1998 covering admissions, certifications, recertifications and discharges.  During the third quarter of 2005 and again in May 2006, the OIG requested additional information from us.  The Court dismissed a related qui tam complaint filed in U.S. District Court for the Southern District of Florida with prejudice in July 2007.  The plaintiffs appealed this dismissal, which the Court of Appeals affirmed.  The government continues to investigate the complaint’s allegations.  In March 2009, we received a letter from the government reiterating the basis of their investigations.  In July 2012, we received an administrative subpoena from the Office of the Attorney General of Florida seeking documents from January 1, 2007 covering areas including billing, marketing, referrals, incentives, patient eligibility for hospice care, claims submitted to government programs, and VITAS’ financial performance.  We are conferring with the government’s counsel regarding the document requests.  We are unable to estimate the timing or outcome of this investigation or our potential liability, if any, with respect to this matter.

Regardless of outcome, responding to the subpoenas can adversely affect us through defense costs, diversion of our time and related publicity.

11.  Concentration of Risk
VITAS has pharmacy services agreements ("Agreements") with Omnicare, Inc. and its subsidiaries (“OCR”) whereby OCR provides specified pharmacy services for VITAS and its hospice patients in geographical areas served by both VITAS and OCR.  The Agreements renew automatically for one-year terms.  Either party may cancel the Agreements at the end of any term by giving 90 days prior written notice.  VITAS made purchases from OCR of $10.2 million and $9.8 million for the three months ended June 30, 2012 and 2011, respectively.  VITAS made purchases from OCR of $20.3 million and $19.1 million for the six months ended June 30, 2012 and 2011, respectively.  For the three and six month periods ending June 30, 2012 and 2011, respectively, purchases from this vendor represent over 90% of all pharmacy services used by VITAS.

12.  Cash Overdrafts and Cash Equivalents
Included in accounts payable at June 30, 2012 is cash overdrafts payable of $11.3 million (December 31, 2011 - $10.3 million).

From time to time throughout the year, we invest excess cash in money market funds with major commercial banks. We closely monitor the creditworthiness of the institutions with which we invest our overnight funds.  We had $53.4 million in cash equivalents as of June 30, 2012.  There was $32.5 million in cash equivalents as of December 31, 2011.  The weighted average rate of return for our cash equivalents was 0.2% for June 30, 2012 and 0.1% for December 31, 2011.

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

The following shows the carrying value, fair value and the hierarchy for our financial instruments as of June 30, 2012 (in thousands):

		Fair Value Measure
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Mutual fund investments of deferred
compensation plans held in trust	$33,215	$33,215	$-	$-
Long-term debt	170,769	187,984	-	-

For cash and cash equivalents, accounts receivable and accounts payable, the carrying amount is a reasonable estimate of fair value because of the liquidity and short-term nature of these instruments.

14.  Capital Stock Transactions
We repurchased the following capital stock for the three and six-months ended June 30, 2012 and 2011:

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011

Shares repurchased	199,900	-	199,900	341,513
Weighted average price per share	$55.72	$-	$55.72	$63.79

15.  Business Combinations
In the first six months of 2012, we completed three business combinations within our Roto-Rooter segment for $1.5 million in cash to increase our market penetration in Bend, Oregon; Shreveport, Louisiana; and Boise, Idaho.  A substantial portion of this aggregate purchase price was allocated to goodwill.  The operating results of these business combinations have been included in our results of operations since the acquisition date and are not material for the three and six-month periods ended June 30, 2012 nor for the comparable prior year periods.

16. Guarantor Subsidiaries
Our 1.875% Notes are fully and unconditionally guaranteed on an unsecured, jointly, and severally liable basis by certain of our 100% owned subsidiaries.  The following unaudited, condensed, consolidating financial data presents the composition of the parent company (Chemed), the guarantor subsidiaries and the non-guarantor subsidiaries as of June 30, 2012 and December 31, 2011 for the balance sheet, the three and six months ended June 30, 2012 and June 30, 2011 for the income statement and the six months ended June 30, 2012 and June 30, 2011 for the statement of cash flows (dollars in thousands):

June 30, 2012		Guarantor	Non-Guarantor	Consolidating
	Parent	Subsidiaries	Subsidiaries	Adjustments	Consolidated
ASSETS
Cash and cash equivalents	$53,280	$(803)	$7,489	$-	$59,966
Accounts receivable, less allowances	1,082	80,120	609	-	81,811
Intercompany receivables	-	303,347	-	(303,347)	-
Inventories - net	-	7,414	732	-	8,146
Current deferred income taxes	(1,311)	14,329	208	-	13,226
Prepaid income taxes	4,701	(890)	376	-	4,187
Prepaid expenses	980	9,554	203	-	10,737
Total current assets	58,732	413,071	9,617	(303,347)	178,073
Investments of deferred compensation plans	-	-	33,215	-	33,215
Properties and equipment, at cost, less accumulated depreciation	11,203	74,761	2,607	-	88,571
Identifiable intangible assets less accumulated amortization	-	57,635	-	-	57,635
Goodwill	-	457,487	4,478	-	461,965
Other assets	7,010	1,733	2,926	-	11,669
Investments in subsidiaries	833,241	23,043	-	(856,284)	-
Total assets	$910,186	$1,027,730	$52,843	$(1,159,631)	$831,128
LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable	$(748)	$51,304	$446	$-	$51,002
Intercompany payables	298,601	-	4,746	(303,347)	-
Income taxes	-	-	167	-	167
Accrued insurance	402	36,384	-	-	36,786
Accrued compensation	2,020	37,166	543	-	39,729
Other current liabilities	1,992	12,618	296	-	14,906
Total current liabilities	302,267	137,472	6,198	(303,347)	142,590
Deferred income taxes	(13,314)	49,264	(10,693)	-	25,257
Long-term debt	170,769	-	-	-	170,769
Deferred compensation liabilities	-	30	33,119	-	33,149
Other liabilities	3,019	6,394	2,505	-	11,918
Stockholders' equity	447,445	834,570	21,714	(856,284)	447,445
Total liabilities and stockholders' equity	$910,186	$1,027,730	$52,843	$(1,159,631)	$831,128

December 31, 2011		Guarantor	Non-Guarantor	Consolidating
	Parent	Subsidiaries	Subsidiaries	Adjustments	Consolidated
ASSETS
Cash and cash equivalents	$32,470	$(1,422)	$7,033	$-	$38,081
Accounts receivable, less allowances	606	76,816	502	-	77,924
Intercompany receivables	-	273,413	-	(273,413)	-
Inventories - net	-	8,032	636	-	8,668
Current deferred income taxes	(650)	13,059	131	-	12,540
Prepaid income taxes	(114)	1,689	556	-	2,131
Prepaid expenses	503	10,757	149	-	11,409
Total current assets	32,815	382,344	9,007	(273,413)	150,753
Investments of deferred compensation plans	-	-	31,629	-	31,629
Properties and equipment, at cost, less accumulated depreciation	11,641	68,755	2,555	-	82,951
Identifiable intangible assets less accumulated amortization	-	58,262	-	-	58,262
Goodwill	-	456,183	4,450	-	460,633
Other assets	7,616	1,552	2,509	-	11,677
Investments in subsidiaries	793,277	21,148	-	(814,425)	-
Total assets	$845,349	$988,244	$50,150	$(1,087,838)	$795,905
LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable	$(683)	$48,490	$418	$-	$48,225
Intercompany payables	269,042	-	4,371	(273,413)	-
Income taxes	-	-	90	-	90
Accrued insurance	489	36,658	-	-	37,147
Accrued compensation	3,828	36,655	604	-	41,087
Other current liabilities	1,719	15,728	1,404	-	18,851
Total current liabilities	274,395	137,531	6,887	(273,413)	145,400
Deferred income taxes	(12,330)	51,601	(9,808)	-	29,463
Long-term debt	166,784	-	-	-	166,784
Deferred compensation liabilities	-	-	30,693	-	30,693
Other liabilities	2,816	4,630	2,435	-	9,881
Stockholders' equity	413,684	794,482	19,943	(814,425)	413,684
Total liabilities and stockholders' equity	$845,349	$988,244	$50,150	$(1,087,838)	$795,905

For the three months ended June 30, 2012		Guarantor	Non-Guarantor	Consolidating
	Parent	Subsidiaries	Subsidiaries	Adjustments	Consolidated
Continuing Operations
Service revenues and sales	$-	$347,017	$7,153	$-	$354,170
Cost of services provided and goods sold	-	253,434	3,934	-	257,368
Selling, general and administrative expenses	5,937	43,356	477	-	49,770
Depreciation	234	5,926	220	-	6,380
Amortization	481	646	-	-	1,127
Total costs and expenses	6,652	303,362	4,631	-	314,645
Income/ (loss) from operations	(6,652)	43,655	2,522	-	39,525
Interest expense	(3,487)	(171)	(14)	-	(3,672)
Other (expense)/income - net	4,340	(4,357)	(953)	-	(970)
Income/ (loss) before income taxes	(5,799)	39,127	1,555	-	34,883
Income tax (provision)/ benefit	1,918	(14,918)	(609)	-	(13,609)
Equity in net income of subsidiaries	25,155	990	-	(26,145)	-
Net income	$21,274	$25,199	$946	$(26,145)	$21,274

For the three months ended June 30, 2011		Guarantor	Non-Guarantor	Consolidating
	Parent	Subsidiaries	Subsidiaries	Adjustments	Consolidated
Continuing Operations
Service revenues and sales	$-	$326,406	$6,954	$-	$333,360
Cost of services provided and goods sold	-	235,855	3,742	-	239,597
Selling, general and administrative expenses	5,574	42,441	2,409	-	50,424
Depreciation	237	5,919	202	-	6,358
Amortization	465	674	-	-	1,139
Total costs and expenses	6,276	284,889	6,353	-	297,518
Income/ (loss) from operations	(6,276)	41,517	601	-	35,842
Interest expense	(3,321)	(140)	-	-	(3,461)
Other (expense)/income - net	3,862	(3,888)	740	-	714
Income/ (loss) before income taxes	(5,735)	37,489	1,341	-	33,095
Income tax (provision)/ benefit	1,783	(14,083)	(509)	-	(12,809)
Equity in net income of subsidiaries	24,238	875	-	(25,113)	-
Net income	$20,286	$24,281	$832	$(25,113)	$20,286

For the six months ended June 30, 2012		Guarantor	Non-Guarantor	Consolidating
	Parent	Subsidiaries	Subsidiaries	Adjustments	Consolidated
Continuing Operations
Service revenues and sales	$-	$692,631	$14,482	$-	$707,113
Cost of services provided and goods sold	-	506,861	7,952	-	514,813
Selling, general and administrative expenses	11,133	87,703	4,101	-	102,937
Depreciation	467	11,717	437	-	12,621
Amortization	951	1,289	-	-	2,240
Total costs and expenses	12,551	607,570	12,490	-	632,611
Income/ (loss) from operations	(12,551)	85,061	1,992	-	74,502
Interest expense	(6,920)	(340)	(29)	-	(7,289)
Other (expense)/income - net	8,746	(8,798)	1,177	-	1,125
Income/ (loss) before income taxes	(10,725)	75,923	3,140	-	68,338
Income tax (provision)/ benefit	3,499	(28,882)	(1,236)	-	(26,619)
Equity in net income of subsidiaries	48,945	1,972	-	(50,917)	-
Net income	$41,719	$49,013	$1,904	$(50,917)	$41,719

For the six months ended June 30, 2011		Guarantor	Non-Guarantor	Consolidating
	Parent	Subsidiaries	Subsidiaries	Adjustments	Consolidated
Continuing Operations
Service revenues and sales	$-	$650,563	$13,715	$-	$664,278
Cost of services provided and goods sold	-	469,731	7,324	-	477,055
Selling, general and administrative expenses	12,258	88,022	5,798	-	106,078
Depreciation	476	11,781	389	-	12,646
Amortization	820	1,289	-	-	2,109
Total costs and expenses	13,554	570,823	13,511	-	597,888
Income/ (loss) from operations	(13,554)	79,740	204	-	66,390
Interest expense	(6,453)	(252)	-	-	(6,705)
Other (expense)/income - net	7,632	(7,617)	2,801	-	2,816
Income/ (loss) before income taxes	(12,375)	71,871	3,005	-	62,501
Income tax (provision)/ benefit	4,186	(27,135)	(1,165)	-	(24,114)
Equity in net income of subsidiaries	46,576	1,908	-	(48,484)	-
Net income	$38,387	$46,644	$1,840	$(48,484)	$38,387

For the six months ended June 30, 2012		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Consolidated
Cash Flow from Operating Activities:
Net cash provided by operating activities	$(3,716)	$57,667	$704	$54,655
Cash Flow from Investing Activities:
Capital expenditures	(28)	(17,966)	(480)	(18,474)
Business combinations, net of cash acquired	-	(1,500)	-	(1,500)
Other sources/(uses) - net	200	167	(10)	357
Net cash used by investing activities	172	(19,299)	(490)	(19,617)
Cash Flow from Financing Activities:
Change in cash overdrafts payable	(46)	1,031	-	985
Change in intercompany accounts	38,573	(38,780)	207	-
Dividends paid to shareholders	(6,160)	-	-	(6,160)
Purchases of treasury stock	(12,783)	-	(58)	(12,841)
Proceeds from exercise of stock options	3,670	-	-	3,670
Realized excess tax benefit on share based compensation	1,069	-	-	1,069
Other sources - net	31	-	93	124
Net cash used by financing activities	24,354	(37,749)	242	(13,153)
Net increase in cash and cash equivalents	20,810	619	456	21,885
Cash and cash equivalents at beginning of year	32,470	(1,422)	7,033	38,081
Cash and cash equivalents at end of period	$53,280	$(803)	$7,489	$59,966

For the six months ended June 30, 2011		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Consolidated
Cash Flow from Operating Activities:
Net cash provided/(used) by operating activities	$3,594	$48,849	$(1,316)	$51,127
Cash Flow from Investing Activities:
Capital expenditures	(5)	(14,085)	(870)	(14,960)
Business combinations, net of cash acquired	-	(3,689)	-	(3,689)
Other sources/(uses) - net	(103)	(771)	5	(869)
Net cash used by investing activities	(108)	(18,545)	(865)	(19,518)
Cash Flow from Financing Activities:
Purchases of treasury stock	(25,438)	-	(44)	(25,482)
Change in cash overdrafts payable	698	(8,512)	-	(7,814)
Change in intercompany accounts	26,733	(28,804)	2,071	-
Proceeds from exercise of stock options	7,698	-	-	7,698
Dividends paid to shareholders	(5,967)	-	-	(5,967)
Debt issuance costs	(2,723)	-	-	(2,723)
Realized excess tax benefit on share based compensation	3,339	-	-	3,339
Other sources - net	41	1	322	364
Net cash provided/(used) by financing activities	4,381	(37,315)	2,349	(30,585)
Net increase/(decrease) in cash and cash equivalents	7,867	(7,011)	168	1,024
Cash and cash equivalents at beginning of year	45,324	(1,571)	6,164	49,917
Cash and cash equivalents at end of period	$53,191	$(8,582)	$6,332	$50,941

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Summary
We operate through our two wholly-owned subsidiaries, VITAS Healthcare Corporation and Roto-Rooter Group, Inc.  VITAS focuses on hospice care that helps make terminally ill patients’ final days as comfortable as possible.  Through its teams of doctors, nurses, home health aides, social workers, clergy and volunteers, VITAS provides direct medical services to patients, as well as spiritual and emotional counseling to both patients and their families.  Roto-Rooter’s services are focused on providing plumbing and drain cleaning services to both residential and commercial customers.  Through its network of company-owned branches, independent contractors and franchisees, Roto-Rooter offers plumbing and drain cleaning service to over 90% of the U.S. population.

The following is a summary of the key operating results (in thousands except per share amounts):

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Service revenues and sales	$354,170	$333,360	$707,113	$664,278
Net income	$21,274	$20,286	$41,719	$38,387
Diluted EPS	$1.10	$0.94	$2.16	$1.78
Adjusted EBITDA	$48,173	$46,657	$94,513	$92,275
Adjusted EBITDA as a % of revenue	13.6%	14.0%	13.4%	13.9%

Earnings before interest, taxes and depreciation and amortization (“EBITDA”) and Adjusted EBITDA are not measures derived in accordance with GAAP.  We use Adjusted EBITDA as a measure of earnings for our long-term incentive plan awards.  We provide EBITDA and Adjusted EBITDA to help readers evaluate our operating results, compare our operating performance with that of similar companies that have different capital structures and help evaluate our ability to meet future debt service, capital expenditure and working capital requirements.  Our EBITDA and Adjusted EBITDA should not be considered in isolation or as a substitute for comparable measures presented in accordance with GAAP.  A reconciliation of our net income to our EBITDA and Adjusted EBITDA is presented on pages 28 and 29.

For the three months ended June 30, 2012, the increase in consolidated service revenues and sales was driven by a 9.1% increase at VITAS partially offset by a 1.4% decrease at Roto-Rooter.  The increase in service revenues at VITAS was a result of increased average daily census (“ADC”) of 6.0%, driven by an increase in admissions of 4.0%, and Medicare price increases of approximately 2.5%.  The decrease in service revenues at Roto-Rooter was driven by a 3.7% decrease in job count partially offset by a 2.2% price and mix shift increase.  Consolidated net income increased 4.9%.  Diluted EPS increased 17.0% as a result of the increase in net income and a lower number of shares outstanding.  Adjusted EBITDA as a percent of revenue decreased 0.4% as a result of the decrease in service revenues at Roto-Rooter.  See page 30 for additional VITAS operating metrics.

For the six months ended June 30, 2012, the increase in consolidated service revenues and sales was driven by a 9.9% increase at VITAS partially offset by a 2.4% decrease at Roto-Rooter.  The increase in service revenues at VITAS was a result of increased average daily census (“ADC”) of 6.0%, driven by an increase in admissions of 3.7% and Medicare price increases of approximately 2.5%.  The decrease in service revenues at Roto-Rooter was driven by a 4.9% decrease in job count partially offset by a 2.3% price and mix shift increase.  Consolidated net income increased 8.7%.  Diluted EPS increased 21.3% as a result of the increase in net income and a lower number of shares outstanding.  Adjusted EBITDA as a percent of revenue decreased 0.5% as a result of the decrease in service revenues at Roto-Rooter.  See page 30 for additional VITAS operating metrics.

VITAS expects to achieve full-year 2012 revenue growth, prior to Medicare cap, of 7.5% to 9.0%.  Admissions are estimated to increase approximately 3.5% to 4.0%.  Adjusted EBITDA margin prior to Medicare cap is estimated to be 14.5% to 15.0%.  Roto-Rooter expects full-year 2012 revenue growth equal to the prior year.  The revenue estimate is a result of increased pricing of approximately 2.0%, a favorable mix shift to higher revenue jobs, with job count estimated to range between down 2.0% to 4.0%.  Adjusted EBITDA margin for 2012 is estimated to be in the range of 16.0% to 17.0%.  We anticipate that our operating income and cash flows will be sufficient to operate our businesses and meet any commitments for the foreseeable future.

Financial Condition
Liquidity and Capital Resources
Material changes in the balance sheet accounts from December 31, 2011 to June 30, 2012 include the following:

•	A $3.9 million increase in accounts receivable related to the timing of receipts.
•	A $5.6 million increase in properties and equipment due to the opening of the Florida Home Medical Equipment location and a data center relocation.
•	A $2.8 million increase in accounts payable related to timing of payments.
•	A $3.9 million decrease in other current liabilities primarily due to a $2.6 million decrease in accrued Medicare cap.
•	A $1.4 million decrease in accrued compensation related to the timing of payments of incentive compensation.

Net cash provided by operating activities increased by $3.5 million due primarily to the change in the increase in net income. Management continually evaluates cash utilization alternatives, including share repurchase, debt repurchase, acquisitions and increased dividends to determine the most beneficial use of available capital resources.

We have issued $29.4 million in standby letters of credit as of June 30, 2012, for insurance purposes.  Issued letters of credit reduce our available credit under the revolving credit agreement.  As of June 30, 2012, we have approximately $320.6 million of unused lines of credit available and eligible to be drawn down under our revolving credit facility, excluding the $150 million expansion feature. Management believes its liquidity and sources of capital are satisfactory for the Company’s needs in the foreseeable future.

Commitments and Contingencies
Collectively, the terms of our credit agreements require us to meet various financial covenants, to be tested quarterly.  We are in compliance with all financial and other debt covenants as of June 30, 2012 and anticipate remaining in compliance throughout 2012.

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

On January 12, 2012, the Greater Pennsylvania Carpenters Pension Fund filed a putative class action lawsuit in the United States District Court for the Southern District of Ohio against the Company, Kevin McNamara, David Williams, and Timothy O’Toole.  On April 9, 2012, the Court issued orders (a) renaming the suit as In re Chemed Corp. Securities Litigation, Civil Action No. 1:12-cv-28 (S.D. Ohio), (b) appointing the Greater Pennsylvania Carpenters Pension Fund and the Electrical Workers Pension Fund, Local 103, I.B.E.W. as Lead Plaintiffs; and (c) approving Lead Plaintiffs’ selection of Labaton Sucharow LLP and Robbins Geller Rudman & Dowd LLP as Co-Lead Counsel.  On June 18, 2012, Lead Plaintiffs filed an amended complaint alleging violation of Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 against all Defendants, and violation of Section 20(a) of the Securities Exchange Act of 1934 against Messrs. McNamara, Williams and O’Toole.  The suit’s allegations concern the VITAS hospice segment of the Company’s business.  Lead Plaintiffs seek, on behalf of a putative class of purchasers of Chemed Capital Stock between February 15, 2010 and November 16, 2011, compensatory damages in an unspecified amount and attorneys’ fees and expenses, arising from Defendants’ failure to disclose an alleged fraudulent scheme to enroll ineligible hospice patients and to fraudulently obtain payments from the federal government.  Defendants are required to move or otherwise respond to the amended complaint on or before August 17, 2012.  Defendants believe the claims are without merit, and intend to defend vigorously against them.

Regardless of outcome, defense of litigation adversely affects us through defense costs, diversion of our time and related publicity.

In June 2012, VITAS received an administrative subpoena from the Office of the Inspector General (“OIG”) of the U.S. Department of Health and Human Services in connection with an investigation of possible improper claims submitted to the Medicare and Medicaid Programs.  It seeks production to the OIG of various categories of documents concerning the provision of hospice services, for headquarters and its Southern California programs, for the period January 1, 2007 through the date of the subpoena.  The categories of documents include policy, procedure and training manuals; documents concerning patient eligibility for hospice care, including referrals, admissions, certification, revocations and census information; documents concerning claims submitted to government programs; certain information concerning employees and their compensation; and documents concerning VITAS’ financial performance.  We are conferring with the U.S. Attorney’s Office for the Central District of California regarding the document requests.  We cannot predict the timing or outcome of this investigation, or estimate our potential liability, if any.

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

In April 2005, the Office of Inspector General (“OIG”) for the Department of Health and Human Services served VITAS with civil subpoenas relating to VITAS’ alleged failure to appropriately bill Medicare and Medicaid for hospice services.  As part of this investigation, the OIG selected medical records for 320 past and current patients from VITAS’ three largest programs for review.  It also sought policies and procedures dating back to 1998 covering admissions, certifications, recertifications and discharges.  During the third quarter of 2005 and again in May 2006, the OIG requested additional information from us.  The Court dismissed a related qui tam complaint filed in U.S. District Court for the Southern District of Florida with prejudice in July 2007.  The plaintiffs appealed this dismissal, which the Court of Appeals affirmed.  The government continues to investigate the complaint’s allegations.  In March 2009, we received a letter from the government reiterating the basis of their investigations.  In July 2012, we received an administrative subpoena from the Office of the Attorney General of Florida seeking documents from January 1, 2007 covering areas including billing, marketing, referrals, incentives, patient eligibility for hospice care, claims submitted to government programs, and VITAS’s financial performance.  We are conferring with the government’s counsel regarding the document requests.  We are unable to estimate the timing or outcome of this investigation or our potential liability, if any, with respect to this matter.

Regardless of outcome, responding to the subpoenas can adversely affect us through defense costs, diversion of our time and related publicity.

Results of Operations
Three months ended June 30, 2012 versus  2011 - Consolidated Results
Our service revenues and sales for the second quarter of 2012 increased 6.2% versus services and sales revenues for the second quarter of 2011.  Of this increase, $22.1 million was attributable to VITAS partially offset by a $1.3 million decrease at Roto-Rooter.  The following chart shows the components of those changes (in thousands):

	Increase/(Decrease)
	Amount	Percent
VITAS
Routine homecare	$16,083	9.1
Continuous care	3,603	9.2
General inpatient	2,064	7.6
Medicare cap	368	100.0
Roto-Rooter
Plumbing	(575)	(1.3)
Drain cleaning	(562)	(1.6)
Contractor Operations	281	4.3
Other	(452)	(6.8)
Total	$20,810	6.2

The increase in VITAS’ revenues for the second quarter of 2012 versus the second quarter of 2011 was a result of increased ADC of 6.0% driven by an increase in admissions of 4.0% and Medicare reimbursement rate increases of approximately 2.5%.  The ADC increase was driven by a 6.1% increase in routine homecare, an increase of 4.3% in general inpatient and an increase of a 6.2% in continuous care.  In excess of 90% of VITAS’ service revenues for the period were from Medicare and Medicaid.

The decrease in plumbing revenues for the second quarter of 2012 versus 2011 is attributable to a 1.8% decrease in the average price per job partially offset by a 0.3% increase in job count.  Our excavation job count increased by 8.0% compared to 2011.  Drain cleaning revenues for the second quarter of 2012 versus 2011 reflect a 5.6% decrease in the number of jobs perfomed partially offset by a 4.3% increase in the price per job.  Contractor operations revenue increased 4.3% for the second quarter of 2012.

The consolidated gross margin was 27.3% in the second quarter of 2012 as compared with 28.1% in the second quarter of 2011.  On a segment basis, VITAS’ gross margin was 21.6% in the second quarter of 2012 and 21.9% in the second quarter of 2011.  The decrease in VITAS’ gross margin is attributable to higher labor costs for admissions and Medicare compliance personnel and the opening of new operations, both new locations and new inpatient units, which carry significant start-up costs as capacity begins to ramp-up.  The Roto-Rooter segment’s gross margin was 44.3% for the second quarter of 2012 as compared with 45.0% for the second quarter of 2011.  The decrease in Roto-Rooter’s gross margin is primarily the result of increased medical costs combined with lower revenue.

Selling, general and administrative expenses (“SG&A”) comprise (in thousands):

	Three months ended June 30,
	2012	2011
SG&A expenses before the impact of market gains
of deferred compensation plans	$50,718	$49,681
Impact of market value gains/(losses) on liabilities
held in deferred compensation trusts	(948)	743
Total SG&A expenses	$49,770	$50,424

Normal salary increases and revenue related expense increases between periods accounts for the 2.1% increase in SG&A expenses before long-term incentive compensation and the impact of market gains of deferred compensation plans.

Interest expense increased 6.1% between periods primarily as a result of the increase in amortization of bond discount expense.

Other income/(expense) comprise (in thousands):

	Three months ended June 30,
	2012	2011
Market value gains/(losses) on assets held in deferred
compensation trusts	$(948)	$743
Gain/(loss) on disposal of property and equipment	(67)	32
Interest Income	59	62
Other	(14)	(123)
Total other income/(expense)	$(970)	$714

Our effective income tax rate increased to 39.0% in the second quarter of 2012 from 38.7% when compared with the second quarter of 2011.

Net income for both periods included the following after-tax items/adjustments that reduced after-tax earnings (in thousands):

	Three Months Ended June 30,
	2012	2011
VITAS
Legal expenses of OIG investigation	$(121)	$(301)
Acquisition expenses	-	(31)
Roto-Rooter
Expenses of class action litigation	(49)	(113)
Acquisition expenses	(12)	8
Corporate
Stock option expense	(1,502)	(1,620)
Expenses of securities litigation	(124)	-
Noncash impact of change in accounting for convertible debt	(1,248)	(1,155)
Total	$(3,056)	$(3,212)

Three months ended June 30, 2012 versus 2011 - Segment Results

The change in after-tax earnings for the second quarter of 2012 versus the second quarter of 2011 is due to (in thousands):

	Increase/(Decrease)
	Amount	Percent
VITAS	$1,844	9.9
Roto-Rooter	(1,018)	(11.2)
Corporate	162	2.2
	$988	4.9

Results of Operations
Six months ended June 30, 2012 versus  2011 - Consolidated Results
Our service revenues and sales for the first six months of 2012 increased 6.4% versus services and sales revenues for the first six months of 2011.  Of this increase, $47.3 million was attributable to VITAS partially offset by a $4.5 million decrease at Roto-Rooter.  The following chart shows the components of those changes (in thousands):

	Increase/(Decrease)
	Amount	Percent
VITAS
Routine homecare	$34,028	9.8
Continuous care	7,499	9.6
General inpatient	3,830	7.0
Medicare cap	1,935	301.4
Roto-Rooter
Plumbing	(1,938)	(2.2)
Drain cleaning	(2,142)	(3.0)
Contractor Operations	452	3.5
Other	(829)	(6.1)
Total	$42,835	6.4

The increase in VITAS’ revenues for the first six months of 2012 versus the first six months of 2011 was a result of increased ADC of 6.0% driven by an increase in admissions of 3.7% and Medicare reimbursement rate increases of approximately 2.5%.  The ADC increase was driven by a 6.1% increase in routine homecare, an increase of 4.5% in general inpatient and an increase of a 5.5% in continuous care. Medicare cap increased 301.4% as a result of the reversal of amounts recorded in the fourth quarter of 2011 due to improving admissions trends.  In excess of 90% of VITAS’ service revenues for the period were from Medicare and Medicaid.

The decrease in plumbing revenues for the first six months of 2012 versus 2011 is attributable to a 0.9% decrease in the number of jobs performed as well as a 1.5% decrease in the average price per job.  Our excavation job count increased by 7.1% compared to 2011.  Drain cleaning revenues for the first six months of 2012 versus 2011 reflect a 6.9% decrease in the number of jobs perfomed partially offset by a 4.2% increase in the price per job.  Contractor operations revenue increased 3.5% for the first six months of 2012.

The consolidated gross margin was 27.2% for the first six months of 2012 as compared with 28.2% for the first six months of 2011.  On a segment basis, VITAS’ gross margin was 21.4% for the first six months of 2012 and 21.8% for the first six months of 2011.  The decrease in VITAS’ gross margin is attributable to higher labor costs for admissions and Medicare compliance personnel and the opening of new operations, both new locations and new inpatient units, which carry significant start-up costs as capacity begins to ramp-up.  The Roto-Rooter segment’s gross margin was 44.0% for the first six months of 2012 as compared with 44.6% for the first six months of 2011.  The decrease in Roto-Rooter’s gross margin is primarily the result of increased medical costs combined with lower revenue.

Selling, general and administrative expenses (“SG&A”) comprise (in thousands):

	Six months ended June 30,
	2012	2011
SG&A expenses before long-term incentive
compensation and the impact of market gains and
losses of deferred compensation plans	$101,752	$100,259
Long-term incentive compensation	-	3,012
Impact of market value gains on liabilities held in
deferred compensation trusts	1,185	2,807
Total SG&A expenses	$102,937	$106,078

Normal salary increases and revenue related expense increases between periods accounts for the 1.5% increase in SG&A expenses before long-term incentive compensation and the impact of market gains of deferred compensation plans.

Interest expense increased 8.7% between periods as a result of the debt refinancing that took place in the first quarter of 2011.

Other income/(expense) comprise (in thousands):

	Six months ended June 30,
	2012	2011
Market value gains on assets held in deferred
compensation trusts	$1,185	$2,807
Gain/(loss) on disposal of property and equipment	(148)	11
Interest Income	110	123
Other	(22)	(125)
Total other income	$1,125	$2,816

Our effective income tax rate increased to 39.0% for the first six months of 2012 from 38.6% when compared with the first six months of 2011.

Net income for both periods included the following after-tax items/adjustments that reduced after-tax earnings (in thousands):

	Six Months Ended June 30,
	2012	2011
VITAS
Legal expenses of OIG investigation	$(165)	$(618)
Acquisition expenses	-	(71)
Roto-Rooter
Expenses of class action litigation	(442)	(414)
Acquisition expenses	(21)	4
Corporate
Stock option expense	(2,727)	(2,843)
Expenses of securities litigation	(124)	-
Noncash impact of change in accounting for convertible debt	(2,472)	(2,287)
Long-term incentive compensation	-	(1,880)
Total	$(5,951)	$(8,109)

Six months ended June 30, 2012 versus 2011 - Segment Results

The change in after-tax earnings for the first six months of 2012 versus the first months six of 2011 is due to (in thousands):

	Increase/(Decrease)
	Amount	Percent
VITAS	$3,346	9.1
Roto-Rooter	(2,033)	(11.5)
Corporate	2,019	12.7
	$3,332	8.7

CHEMED CORPORATION AND SUBSIDIARY COMPANIES
CONSOLIDATING STATEMENT OF INCOME
FOR THE THREE MONTHS ENDED JUNE 30, 2012
(in thousands)(unaudited)

				Chemed
	VITAS	Roto-Rooter	Corporate	Consolidated
2012 (a)
Service revenues and sales	$265,213	$88,957	$-	$354,170
Cost of services provided and goods sold	207,839	49,529	-	257,368
Selling, general and administrative expenses	20,471	24,372	4,927	49,770
Depreciation	4,164	2,085	131	6,380
Amortization	488	157	482	1,127
Total costs and expenses	232,962	76,143	5,540	314,645
Income/(loss) from operations	32,251	12,814	(5,540)	39,525
Interest expense	(63)	(107)	(3,502)	(3,672)
Intercompany interest income/(expense)	812	430	(1,242)	-
Other income/(expense)—net	(1)	(33)	(936)	(970)
Income/(expense) before income taxes	32,999	13,104	(11,220)	34,883
Income taxes	(12,566)	(5,030)	3,987	(13,609)
Net income/(loss)	$20,433	$8,074	$(7,233)	$21,274

(a) The following amounts are included in net income (in thousands):
				Chemed
	VITAS	Roto-Rooter	Corporate	Consolidated
Pretax benefit/(cost):
Stock option expense	$-	$-	$(2,374)	$(2,374)
Noncash impact of accounting for convertible debt	-	-	(1,973)	(1,973)
Expenses of class action litigation	-	(80)	-	(80)
Expenses of securities litigation	-	-	(197)	(197)
Acquisition expenses	-	(20)	-	(20)
Legal expenses of OIG investigation	(195)	-	-	(195)
Total	$(195)	$(100)	$(4,544)	$(4,839)

				Chemed
	VITAS	Roto-Rooter	Corporate	Consolidated
After-tax benefit/(cost):
Stock option expense	$-	$-	$(1,502)	$(1,502)
Noncash impact of accounting for convertible debt	-	-	(1,248)	(1,248)
Expenses of class action litigation	-	(49)	-	(49)
Expenses of securities litigation	-	-	(124)	(124)
Acquisition expenses	-	(12)	-	(12)
Legal expenses of OIG investigation	(121)	-	-	(121)
Total	$(121)	$(61)	$(2,874)	$(3,056)

CHEMED CORPORATION AND SUBSIDIARY COMPANIES
CONSOLIDATING STATEMENT OF INCOME
FOR THE THREE MONTHS ENDED JUNE 30, 2011
(in thousands)(unaudited)

				Chemed
	VITAS	Roto-Rooter	Corporate	Consolidated
2011 (a)
Service revenues and sales	$243,095	$90,265	$-	$333,360
Cost of services provided and goods sold	189,940	49,657	-	239,597
Selling, general and administrative expenses	19,735	24,384	6,305	50,424
Depreciation	4,199	2,025	134	6,358
Amortization	520	155	464	1,139
Total costs and expenses	214,394	76,221	6,903	297,518
Income/(loss) from operations	28,701	14,044	(6,903)	35,842
Interest expense	(62)	(77)	(3,322)	(3,461)
Intercompany interest income/(expense)	1,215	652	(1,867)	-
Other income/(expense)—net	(90)	15	789	714
Income/(expense) before income taxes	29,764	14,634	(11,303)	33,095
Income taxes	(11,175)	(5,542)	3,908	(12,809)
Net income/(loss)	$18,589	$9,092	$(7,395)	$20,286

(a) The following amounts are included in net income (in thousands):
				Chemed
	VITAS	Roto-Rooter	Corporate	Consolidated
Pretax benefit/(cost):
Stock option expense	$-	$-	$(2,562)	$(2,562)
Noncash impact of accounting for convertible debt	-	-	(1,825)	(1,825)
Expenses of class action litigation	-	(186)	-	(186)
Acquisition expenses	(51)	12	-	(39)
Legal expenses of OIG investigation	(486)	-	-	(486)
Total	$(537)	$(174)	$(4,387)	$(5,098)

				Chemed
	VITAS	Roto-Rooter	Corporate	Consolidated
After-tax benefit/(cost):
Stock option expense	$-	$-	$(1,620)	$(1,620)
Noncash impact of accounting for convertible debt	-	-	(1,155)	(1,155)
Expenses of class action litigation	-	(113)	-	(113)
Acquisition expenses	(31)	8	-	(23)
Legal expenses of OIG investigation	(301)	-	-	(301)
Total	$(332)	$(105)	$(2,775)	$(3,212)

CHEMED CORPORATION AND SUBSIDIARY COMPANIES
CONSOLIDATING STATEMENT OF INCOME
FOR THE SIX MONTHS ENDED JUNE 30, 2012
(in thousands)(unaudited)

				Chemed
	VITAS	Roto-Rooter	Corporate	Consolidated
2012 (a)
Service revenues and sales	$526,060	$181,053	$-	$707,113
Cost of services provided and goods sold	413,459	101,354	-	514,813
Selling, general and administrative expenses	40,219	50,525	12,193	102,937
Depreciation	8,188	4,171	262	12,621
Amortization	978	311	951	2,240
Total costs and expenses	462,844	156,361	13,406	632,611
Income/(loss) from operations	63,216	24,692	(13,406)	74,502
Interest expense	(126)	(214)	(6,949)	(7,289)
Intercompany interest income/(expense)	1,566	825	(2,391)	-
Other income/(expense)—net	(32)	(54)	1,211	1,125
Income/(expense) before income taxes	64,624	25,249	(21,535)	68,338
Income taxes	(24,564)	(9,680)	7,625	(26,619)
Net income/(loss)	$40,060	$15,569	$(13,910)	$41,719

(a) The following amounts are included in net income (in thousands):
				Chemed
	VITAS	Roto-Rooter	Corporate	Consolidated
Pretax benefit/(cost):
Stock option expense	$-	$-	$(4,312)	$(4,312)
Noncash impact of accounting for convertible debt	-	-	(3,908)	(3,908)
Expenses of class action litigation	-	(727)	-	(727)
Expenses of securities litigation	-	-	(197)	(197)
Acquisition expenses	-	(35)	-	(35)
Legal expenses of OIG investigation	(266)	-	-	(266)
Total	$(266)	$(762)	$(8,417)	$(9,445)

				Chemed
	VITAS	Roto-Rooter	Corporate	Consolidated
After-tax benefit/(cost):
Stock option expense	$-	$-	$(2,727)	$(2,727)
Noncash impact of accounting for convertible debt	-	-	(2,472)	(2,472)
Expenses of class action litigation	-	(442)	-	(442)
Expenses of securities litigation	-	-	(124)	(124)
Acquisition expenses	-	(21)	-	(21)
Legal expenses of OIG investigation	(165)	-	-	(165)
Total	$(165)	$(463)	$(5,323)	$(5,951)

CHEMED CORPORATION AND SUBSIDIARY COMPANIES
CONSOLIDATING STATEMENT OF INCOME
FOR THE SIX MONTHS ENDED JUNE 30, 2011
(in thousands)(unaudited)

				Chemed
	VITAS	Roto-Rooter	Corporate	Consolidated
2011 (a)
Service revenues and sales	$478,768	$185,510	$-	$664,278
Cost of services provided and goods sold	374,241	102,814	-	477,055
Selling, general and administrative expenses	38,446	51,124	16,508	106,078
Depreciation	8,366	4,009	271	12,646
Amortization	1,003	287	819	2,109
Total costs and expenses	422,056	158,234	17,598	597,888
Income/(loss) from operations	56,712	27,276	(17,598)	66,390
Interest expense	(110)	(142)	(6,453)	(6,705)
Intercompany interest income/(expense)	2,428	1,291	(3,719)	-
Other income/(expense)—net	(59)	5	2,870	2,816
Income/(expense) before income taxes	58,971	28,430	(24,900)	62,501
Income taxes	(22,257)	(10,828)	8,971	(24,114)
Net income/(loss)	$36,714	$17,602	$(15,929)	$38,387

(a) The following amounts are included in net income (in thousands):
				Chemed
	VITAS	Roto-Rooter	Corporate	Consolidated
Pretax benefit/(cost):
Long-term incentive compensation	$-	$-	$(3,012)	$(3,012)
Stock option expense	-	-	(4,495)	(4,495)
Noncash impact of accounting for convertible debt	-	-	(3,615)	(3,615)
Expenses of class action litigation	-	(681)	-	(681)
Acquisition expenses	(115)	6	-	(109)
Legal expenses of OIG investigation	(997)	-	-	(997)
Total	$(1,112)	$(675)	$(11,122)	$(12,909)

				Chemed
	VITAS	Roto-Rooter	Corporate	Consolidated
After-tax benefit/(cost):	$	$	$	$
Long-term incentive compensation	-	-	(2,287)	(2,287)
Stock option expense	-	-	(2,843)	(2,843)
Noncash impact of accounting for convertible debt	-	-	(1,880)	(1,880)
Expenses of class action litigation	-	(414)	-	(414)
Acquisition expenses	(71)	4	-	(67)
Legal expenses of OIG investigation	(618)	-	-	(618)
Total	$(689)	$(410)	$(7,010)	$(8,109)

Consolidating Summary and Reconciliation of Adjusted EBITDA

Chemed Corporation and Subsidiary Companies
(in thousands)				Chemed
For the three months ended June 30, 2012	VITAS	Roto-Rooter	Corporate	Consolidated

Net income/(loss)	$20,433	$8,074	$(7,233)	$21,274
Add/(deduct):
Interest expense	63	107	3,502	3,672
Income taxes	12,566	5,030	(3,987)	13,609
Depreciation	4,164	2,085	131	6,380
Amortization	488	157	482	1,127
EBITDA	37,714	15,453	(7,105)	46,062
Add/(deduct):
Legal expenses of OIG investigation	195	-	-	195
Acquisition expenses	-	20	-	20
Expenses of class action litigation	-	80	-	80
Expenses of securities litigation	-	-	197	197
Stock option expense	-	-	2,374	2,374
Advertising cost adjustment	-	(696)	-	(696)
Interest income	(42)	(2)	(15)	(59)
Intercompany interest income/(expense)	(812)	(430)	1,242	-
Adjusted EBITDA	$37,055	$14,425	$(3,307)	$48,173

				Chemed
For the three months ended June 30, 2011	VITAS	Roto-Rooter	Corporate	Consolidated

Net income/(loss)	$18,589	$9,092	$(7,395)	$20,286
Add/(deduct):
Interest expense	62	77	3,322	3,461
Income taxes	11,175	5,542	(3,908)	12,809
Depreciation	4,199	2,025	134	6,358
Amortization	520	155	464	1,139
EBITDA	34,545	16,891	(7,383)	44,053
Add/(deduct):
Legal expenses of OIG investigation	486	-	-	486
Acquisition expenses	51	(12)	-	39
Expenses of class action litigation	-	186	-	186
Stock option expense	-	-	2,562	2,562
Advertising cost adjustment	-	(607)	-	(607)
Interest income	(7)	(9)	(46)	(62)
Intercompany interest income/(expense)	(1,215)	(652)	1,867	-
Adjusted EBITDA	$33,860	$15,797	$(3,000)	$46,657

Consolidating Summary and Reconciliation of Adjusted EBITDA

Chemed Corporation and Subsidiary Companies
(in thousands)				Chemed
For the six months ended June 30, 2012	VITAS	Roto-Rooter	Corporate	Consolidated

Net income/(loss)	$40,060	$15,569	$(13,910)	$41,719
Add/(deduct):
Interest expense	126	214	6,949	7,289
Income taxes	24,564	9,680	(7,625)	26,619
Depreciation	8,188	4,171	262	12,621
Amortization	978	311	951	2,240
EBITDA	73,916	29,945	(13,373)	90,488
Add/(deduct):
Legal expenses of OIG investigation	266	-	-	266
Acquisition expenses	-	35	-	35
Expenses of class action litigation	-	727	-	727
Expenses of securities litigation	-	-	197	197
Stock option expense	-	-	4,312	4,312
Advertising cost adjustment	-	(1,402)	-	(1,402)
Interest income	(72)	(10)	(28)	(110)
Intercompany interest income/(expense)	(1,566)	(825)	2,391	-
Adjusted EBITDA	$72,544	$28,470	$(6,501)	$94,513

				Chemed
For the six months ended June 30, 2011	VITAS	Roto-Rooter	Corporate	Consolidated

Net income/(loss)	$36,714	$17,602	$(15,929)	$38,387
Add/(deduct):
Interest expense	110	142	6,453	6,705
Income taxes	22,257	10,828	(8,971)	24,114
Depreciation	8,366	4,009	271	12,646
Amortization	1,003	287	819	2,109
EBITDA	68,450	32,868	(17,357)	83,961
Add/(deduct):
Legal expenses of OIG investigation	997	-	-	997
Acquisition expenses	115	(6)	-	109
Expenses of class action litigation	-	681	-	681
Long-term incentive compensation	-	-	3,012	3,012
Stock option expense	-	-	4,495	4,495
Advertising cost adjustment	-	(857)	-	(857)
Interest income	(44)	(16)	(63)	(123)
Intercompany interest income/(expense)	(2,428)	(1,291)	3,719	-
Adjusted EBITDA	$67,090	$31,379	$(6,194)	$92,275

CHEMED CORPORATION AND SUBSIDIARY COMPANIES
OPERATING STATISTICS FOR VITAS SEGMENT
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
OPERATING STATISTICS	2012	2011	2012	2011
Net revenue ($000)
Homecare	$193,150	$177,067	$379,747	$345,719
Inpatient	29,247	27,183	58,399	54,569
Continuous care	42,816	39,213	85,337	77,838
Total before Medicare cap allowance	$265,213	$243,463	$523,483	$478,126
Medicare cap allowance	-	(368)	2,577	642
Total	$265,213	$243,095	$526,060	$478,768
Net revenue as a percent of total
before Medicare cap allowance
Homecare	72.9%	72.7%	72.5%	72.2%
Inpatient	11.0	11.2	11.2	11.4
Continuous care	16.1	16.1	16.3	16.4
Total before Medicare cap allowance	100.0	100.0	100.0	100.0
Medicare cap allowance	-	(0.2)	0.5	0.1
Total	100.0%	99.8%	100.5%	100.1%
Average daily census (days)
Homecare	9,971	9,229	9,792	9,031
Nursing home	3,036	3,034	3,011	3,034
Routine homecare	13,007	12,263	12,803	12,065
Inpatient	466	447	469	449
Continuous care	638	601	635	602
Total	14,111	13,311	13,907	13,116

Total Admissions	15,912	15,294	32,234	31,092
Total Discharges	15,508	14,885	31,707	30,419
Average length of stay (days)	74.0	77.1	78.3	78.0
Median length of stay (days)	14.0	14.0	14.0	14.0
ADC by major diagnosis
Neurological	33.6%	34.2%	34.0%	34.2%
Cancer	17.7	17.7	17.8	17.8
Cardio	11.6	11.5	11.5	11.7
Respiratory	6.7	6.9	6.7	6.8
Other	30.4	29.7	30.0	29.5
Total	100.0%	100.0%	100.0%	100.0%
Admissions by major diagnosis
Neurological	18.9%	19.4%	19.2%	19.5%
Cancer	33.5	32.8	32.9	32.2
Cardio	10.8	10.8	11.3	11.0
Respiratory	8.1	8.5	8.5	8.8
Other	28.7	28.5	28.1	28.5
Total	100.0%	100.0%	100.0%	100.0%
Direct patient care margins
Routine homecare	52.4%	52.4%	51.4%	51.7%
Inpatient	12.7	13.3	13.4	13.1
Continuous care	19.7	20.2	19.8	20.4
Homecare margin drivers (dollars per patient day)
Labor costs	$54.56	$53.23	$56.13	$54.28
Drug costs	8.31	8.21	8.32	8.08
Home medical equipment	6.79	6.66	6.80	6.66
Medical supplies	2.79	2.83	2.77	2.79
Inpatient margin drivers (dollars per patient day)
Labor costs	$321.16	$311.26	$317.73	$308.97
Continuous care margin drivers (dollars per patient day)
Labor costs	$569.98	$550.40	$569.76	$547.29
Bad debt expense as a percent of revenues	0.8%	0.8%	0.8%	0.7%
Accounts receivable --
Days of revenue outstanding- excluding unapplied Medicare payments	35.0	37.2	n.a	n.a
Days of revenue outstanding- including unapplied Medicare payments	30.6	36.8	n.a	n.a

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

Item 3.   Quantitative and Qualitative Disclosures about Market Risk
Our primary market risk exposure relates to interest rate risk exposure through variable interest rate borrowings.  At June 30, 2012, we had no variable rate debt outstanding.  At June 30, 2012, the fair value of the Notes approximates $188.0 million which have a face value of $187.0 million.

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

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

Item 2(c). Purchases of Equity Securities by Issuer and Affiliated Purchasers

The following table shows the activity related to our share repurchase program for the first six months of 2012:

	Total Number	Weighted Average	Cumulative Shares	Dollar Amount
	of Shares	Price Paid Per	Repurchased Under	Remaining Under
	Repurchased	Share	the Program	The Program

February 2011 Program
January 1 through January 31, 2012	-	$-	2,602,513	$75,268,254
February 1 through February 29, 2012	-	-	2,602,513	75,268,254
March 1 through March 31, 2012	-	-	2,602,513	$75,268,254

First Quarter Total - February 2011 Program	-	$-

April 1 through April 30, 2012	-	$-	2,602,513	$75,268,254
May 31 through May 31, 2012	168,812	55.77	2,771,325	65,853,060
June 1 through June 30, 2012	31,088	55.42	2,802,413	$64,130,136

Second Quarter Total - February 2011 Program	199,900	$55.72

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

Chemed Corporation
(Registrant)

Dated:	August 2, 2012	By:	/s/ Kevin J. McNamara
Kevin J. McNamara
(President and Chief Executive Officer)

Dated:	August 2, 2012	By:	/s/ David P. Williams
David P. Williams
(Executive Vice President and Chief Financial Officer)

Dated:	August 2, 2012	By:	/s/ Arthur V. Tucker, Jr.
Arthur V. Tucker, Jr.
(Vice President and Controller)