Form 10-Q
period 2012-09-30
CHEMED CORP
filed 2012-11-02
CIK 19584

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)

X	Quarterly Report Under Section 13 or 15 (d) of the Securities Exchange Act of 1934 For the Quarterly Period Ended September 30, 2012

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
Large accelerated filer	X	Accelerated filer	Non-accelerated filer	Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes	No	X

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Amount	Date

Capital Stock $1 Par Value	19,288,868 Shares	September 30, 2012

CHEMED CORPORATION AND
SUBSIDIARY COMPANIES

    EX – 31.1
    EX – 31.2
    EX – 31.3
    EX – 32.1
    EX – 32.2
    EX – 32.3
    EX – 101.INS
    EX – 101.SCH
          EX – 101.CAL
    EX – 101.DEF
    EX – 101.LAB
 EX – 101.PRE

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
CHEMED CORPORATION AND SUBSIDIARY COMPANIES
UNAUDITED CONSOLIDATED BALANCE SHEET
(in thousands, except share and per share data)

	September 30,	December 31,
	2012	2011
ASSETS
Current assets
Cash and cash equivalents	$69,296	$38,081
Accounts receivable less allowances of $11,782 (2011 - $11,524)	101,152	77,924
Inventories - net	7,639	8,668
Current deferred income taxes	14,118	12,540
Prepaid income taxes	3,044	2,131
Prepaid expenses	9,855	11,409
Total current assets	205,104	150,753
Investments of deferred compensation plans	35,053	31,629
Properties and equipment, at cost, less accumulated depreciation of $159,407 (2011 - $146,709)	90,135	82,951
Identifiable intangible assets less accumulated amortization of $30,035 (2011 - $28,904)	57,507	58,262
Goodwill	465,861	460,633
Other assets	11,127	11,677
Total Assets	$864,787	$795,905

LIABILITIES
Current liabilities
Accounts payable	$44,056	$48,225
Income taxes	1,496	90
Accrued insurance	39,518	37,147
Accrued compensation	44,117	41,087
Other current liabilities	18,494	18,851
Total current liabilities	147,681	145,400
Deferred income taxes	24,264	29,463
Long-term debt	172,812	166,784
Deferred compensation liabilities	34,626	30,693
Other liabilities	10,779	9,881
Total Liabilities	390,162	382,221

STOCKHOLDERS' EQUITY
Capital stock - authorized 80,000,000 shares $1 par; issued 31,450,817 shares (2011 - 30,936,925 shares)	31,451	30,937
Paid-in capital	428,232	398,094
Retained earnings	599,680	546,757
Treasury stock - 12,257,661 shares (2011 - 11,880,051)	(586,744)	(564,091)
Deferred compensation payable in Company stock	2,006	1,987
Total Stockholders' Equity	474,625	413,684
Total Liabilities and Stockholders' Equity	$864,787	$795,905

See accompanying notes to unaudited consolidated financial statements.

CHEMED CORPORATION AND SUBSIDIARY COMPANIES
UNAUDITED CONSOLIDATED STATEMENT OF INCOME
(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Service revenues and sales	$354,353	$341,439	$1,061,466	$1,005,717
Cost of services provided and goods sold (excluding depreciation)	256,610	245,063	771,423	722,118
Selling, general and administrative expenses	52,955	47,618	155,892	153,696
Depreciation	6,557	6,313	19,178	18,959
Amortization	1,135	1,134	3,375	3,243
Other operating expenses	1,126	-	1,126	-
Total costs and expenses	318,383	300,128	950,994	898,016
Income from operations	35,970	41,311	110,472	107,701
Interest expense	(3,743)	(3,555)	(11,032)	(10,260)
Other income/(expense) - net	1,840	(1,935)	2,965	881
Income before income taxes	34,067	35,821	102,405	98,322
Income taxes	(13,222)	(13,934)	(39,841)	(38,048)
Net income	$20,845	$21,887	$62,564	$60,274

Earnings Per Share
Net income	$1.10	$1.06	$3.30	$2.88
Average number of shares outstanding	18,960	20,674	18,977	20,934

Diluted Earnings Per Share
Net income	$1.07	$1.04	$3.23	$2.82
Average number of shares outstanding	19,404	21,055	19,382	21,400

Cash Dividends Per Share	$0.18	$0.16	$0.50	$0.44

See accompanying notes to unaudited consolidated financial statements.

CHEMED CORPORATION AND SUBSIDIARY COMPANIES
UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOWS
(in thousands)

	Nine Months Ended
	September 30,
	2012	2011
Cash Flows from Operating Activities
Net income	$62,564	$60,274
Adjustments to reconcile net income to net cash provided
by operating activities:
Depreciation and amortization	22,553	22,202
Deferred income taxes	(6,808)	(1,608)
Provision for uncollectible accounts receivable	7,303	6,640
Amortization of discount on convertible notes	6,028	5,633
Stock option expense	6,709	6,903
Noncash long-term incentive compensation	-	2,595
Changes in operating assets and liabilities, excluding
amounts acquired in business combinations:
Increase in accounts receivable	(30,409)	(5,991)
Decrease/(increase) in inventories	1,029	(1,160)
Decrease in prepaid expenses	1,554	254
Increase in accounts payable and other current liabilities	4,454	2,654
Increase in income taxes	1,292	12,253
Increase in other assets	(3,944)	(3,811)
Increase in other liabilities	6,648	3,567
Excess tax benefit on share-based compensation	(2,714)	(3,368)
Other sources	1,078	899
Net cash provided by operating activities	77,337	107,936
Cash Flows from Investing Activities
Capital expenditures	(26,489)	(23,459)
Business combinations, net of cash acquired	(5,900)	(3,689)
Other sources/(uses)	528	(829)
Net cash used by investing activities	(31,861)	(27,977)
Cash Flows from Financing Activities
Dividends paid	(9,641)	(9,393)
Purchases of treasury stock	(15,047)	(110,288)
Proceeds from issuance of capital stock	10,483	7,979
Excess tax benefit on share-based compensation	2,714	3,368
Increase/(decrease) in cash overdrafts payable	(3,299)	2,297
Debt issuance costs	-	(2,723)
Other sources	529	226
Net cash used by financing activities	(14,261)	(108,534)
Increase/(Decrease) in Cash and Cash Equivalents	31,215	(28,575)
Cash and cash equivalents at beginning of year	38,081	49,917
Cash and cash equivalents at end of period	$69,296	$21,342

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

As of September 30, 2012, VITAS has approximately $798,000 in unbilled revenue included in accounts receivable (December 31, 2011 - $720,000).  The unbilled revenue at VITAS relates to hospice programs currently undergoing focused medical reviews (“FMR”).  During FMR, surveyors working on behalf of the U.S. Federal government review certain patient files for compliance with Medicare regulations.  During the time the patient file is under review, we are unable to bill for care provided to those patients.  We make appropriate provisions to reduce our revenue and accounts receivable balance for potential denials of patient service revenue due to FMR activity.

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

During the three-month period ended September 30, 2012, we did not record any Medicare cap liability.  During the nine-month period ended September 30, 2012, we reversed Medicare cap liability for amounts recorded in the fourth quarter of 2011 for three programs’ projected 2012 measurement period liability.  We reversed these amounts as improving admissions trends in these programs indicate that the liability had been eliminated.

Shown below is the Medicare cap liability activity for the periods ended (in thousands):

	September 30,
	2012	2011
Beginning balance January 1,	$2,965	$1,371
Reversal - 2012 measurement period	(2,577)	-
Reversal - 2011 measurement period	-	(829)
Other	-	(198)
Ending balance September 30,	$388	$344

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

Three months ended		Nine months ended
September 30,		September 30,
2012	2011	2012	2011
$1,983	$1,775	$6,021	$5,298

3.      Segments
Service revenues and sales and after-tax earnings by business segment are as follows (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2012	2011	2012	2011
Service Revenues and Sales
VITAS	$267,990	$252,944	$794,050	$731,712
Roto-Rooter	86,363	88,495	267,416	274,005
Total	$354,353	$341,439	$1,061,466	$1,005,717

After-tax Earnings
VITAS	$21,940	$20,970	$61,999	$57,684
Roto-Rooter	6,145	8,016	21,715	25,618
Total	28,085	28,986	83,714	83,302
Corporate	(7,240)	(7,099)	(21,150)	(23,028)
Net income	$20,845	$21,887	$62,564	$60,274

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

4.      Earnings per Share
Earnings per share (“EPS”) are computed using the weighted average number of shares of capital stock outstanding.  Earnings and diluted earnings per share are computed as follows (in thousands, except per share data):

		Net Income
For the Three Months Ended September 30,		Income	Shares	Earnings per Share
2012
	Earnings	$20,845	18,960	$1.10
	Dilutive stock options	-	341
	Nonvested stock awards	-	103
	Diluted earnings	$20,845	19,404	$1.07

2011
	Earnings	$21,887	20,674	$1.06
	Dilutive stock options	-	293
	Nonvested stock awards	-	88
	Diluted earnings	$21,887	21,055	$1.04

		Net Income
For the Nine Months Ended September 30,		Income	Shares	Earnings per Share
2012
	Earnings	$62,564	18,977	$3.30
	Dilutive stock options	-	313
	Nonvested stock awards	-	92
	Diluted earnings	$62,564	19,382	$3.23

2011
	Earnings	$60,274	20,934	$2.88
	Dilutive stock options	-	379
	Nonvested stock awards	-	87
	Diluted earnings	$60,274	21,400	$2.82

For the three and nine-month periods ended September 30, 2012, 1.4 million stock options were excluded from the computation of diluted earnings per share as their exercise prices were greater than the average market price for most of the period. For the three and nine-month period ended September 30, 2011, 1.5 million and 980,000, respectively, stock options were excluded from the computation of diluted earnings per share.

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

The following table provides examples of how changes in our stock price impact the number of shares that would be included in our diluted earnings per share calculation at September 30, 2012.  It also shows the impact on the number of shares issuable upon conversion of the Notes and settlement of the purchased call options and sold warrants:

	Shares		Total Treasury	Shares Due	Incremental
	Underlying 1.875%		Method	to the Company	Shares Issued/
Share	Convertible	Warrant	Incremental	under Notes	Received by the Company
Price	Notes	Shares	Shares (a)	Hedges	upon Conversion (b)
$80.73	44,670	-	44,670	(47,786)	(3,116)
$90.73	299,912	-	299,912	(320,837)	(20,925)
$100.73	504,477	-	504,477	(539,674)	(35,197)
$110.73	672,093	120,638	792,731	(718,985)	73,746
$120.73	811,941	319,805	1,131,746	(868,591)	263,155
$130.73	930,395	488,502	1,418,897	(995,309)	423,588

a)	Represents the number of incremental shares that must be included in the calculation of fully diluted shares under U.S. GAAP.
b)	Represents the number of incremental shares to be issued by the Company upon conversion of the 1.875% Convertible Notes, assuming concurrent settlement of the note hedges and warrants.

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

We are in compliance with all debt covenants as of September 30, 2012.  We have issued $29.2 million in standby letters of credit as of September 30, 2012 for insurance purposes.  Issued letters of credit reduce our available credit under the 2011 Credit Agreement.  As of September 30, 2012, we have approximately $320.8 million of unused lines of credit available and eligible to be drawn down under our revolving credit facility, excluding the $150 million expansion feature.

The following amounts are included in our consolidated balance sheet related to the Notes:

	September 30, 2012	December 31, 2011
Principal amount of convertible debentures	$186,956	$186,956
Unamortized debt discount	(14,144)	(20,172)
Carrying amount of convertible debentures	$172,812	$166,784
Additional paid in capital (net of tax)	$31,310	$31,310

The following amounts comprise interest expense included in our consolidated income statement (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Cash interest expense	$1,381	$1,345	$4,064	$3,786
Non-cash amortization of debt discount	2,043	1,910	6,028	5,633
Amortization of debt costs	319	300	940	841
Total interest expense	$3,743	$3,555	$11,032	$10,260

The unamortized debt discount is being amortized using the effective interest method over the remaining life of the Notes.  The effective rate on the Notes is approximately 6.875% as of September 30, 2012.

6.      Other Income/(Expense) -- Net
Other income/(expense) -- net comprises the following (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Market value gains/(losses) on assets held in
deferred compensation trust	$1,576	$(2,011)	$2,761	$796
Loss on disposal of property and equipment	(80)	(79)	(228)	(68)
Interest income	291	74	401	197
Other - net	53	81	31	(44)
Other income/(expense) - net	$1,840	$(1,935)	$2,965	$881

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

8.    Independent Contractor Operations
The Roto-Rooter segment sublicenses with 66 independent contractors to operate certain plumbing repair and drain cleaning businesses in lesser-populated areas of the United States and Canada.  We had notes receivable from our independent contractors as of September 30, 2012 totaling $1.2 million (December 31, 2011 - $1.1 million).  In most cases these loans are fully or partially secured by equipment owned by the contractor.  The interest rates on the loans range from 0% to 8% per annum and the remaining terms of the loans range from 2 months to 5 years at September 30, 2012.  We recorded the following from our independent contractors (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Revenues	$6,942	$6,575	$20,434	$19,614
Pretax profits	3,611	3,236	10,424	9,625

9.  Pension and Retirement Plans
All of the Company’s plans that provide retirement and similar benefits are defined contribution plans.  These expenses include the impact of market gains and losses on assets held in deferred compensation plans.  Expenses for the Company’s pension and profit-sharing plans, excess benefit plans and other similar plans are as follows (in thousands):

Three months ended September 30,		Nine months ended September 30,
2012	2011	2012	2011
$2,646	$105	$8,501	$7,058

10.      Legal and Regulatory Matters
The VITAS segment of the Company’s business operates in a heavily-regulated industry.  As a result, the Company is subjected to inquiries and investigations by various government agencies, as well as to lawsuits, including qui tam actions.  The following sections describe the various ongoing lawsuits and investigations of which the Company is currently aware.  It is not possible at this time for us to estimate either the timing or outcome of any of those matters, or whether any potential loss, or range of potential losses, is probable or estimable.

Litigation
On March 1, 2010 Anthony Morangelli and Frank Ercole filed a class action lawsuit in federal district court for the Eastern District of New York, Morangelli et al. v. Chemed Corporation, et al., 1-10-cv-00876-BMC, seeking unpaid minimum wages and overtime service technician compensation from Roto-Rooter and Chemed.  They also seek payment of penalties, interest and plaintiffs’ attorney fees.  We contest these allegations.  In September 2010, the Court conditionally certified a nationwide class of service technicians, excluding those who signed dispute resolution agreements in which they agreed to arbitrate claims arising out of their employment.

VITAS is party to a class action lawsuit filed in the Superior Court of California, Los Angeles County in September 2006 by Bernadette Santos, Keith Knoche and Joyce White, Bernadette Santos, et al. v. Vitas Healthcare Corporation of California, BC359356.  This case alleges failure to pay overtime and failure to provide meal and rest periods to a purported class of California admissions nurses, chaplains and sales representatives.  The case seeks payment of penalties, interest and Plaintiffs’ attorney fees.  We contest these allegations.  In December 2009, the trial court denied Plaintiffs’ motion for class certification.  In July 2011, the Court of Appeals affirmed denial of class certification on the travel time, meal and rest period claims, and reversed the trial court’s denial on the off-the-clock and sales representation exemption claims.  Plaintiffs filed an appeal of this decision.  In September 2012, in response to an order of reconsideration, the Court of Appeals reiterated its previous rulings.

On January 12, 2012, the Greater Pennsylvania Carpenters Pension Fund filed a putative class action lawsuit in the U.S. District Court for the Southern District of Ohio against the Company, Kevin McNamara, David Williams, and Timothy O’Toole.  On April 9, 2012, the Court issued orders (a) renaming the suit as In re Chemed Corp. Securities Litigation, Civil Action No. 1:12-cv-28 (S.D. Ohio); (b) appointing the Greater Pennsylvania Carpenters Pension Fund and the Electrical Workers Pension Fund, Local 103, I.B.E.W. as Lead Plaintiffs; and (c) approving Lead Plaintiffs’ selection of Labaton Sucharow LLP and Robbins Geller Rudman & Dowd LLP as Co-Lead Counsel.  On June 18, 2012, Lead Plaintiffs filed an amended complaint alleging violation of Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 against all Defendants, and violation of Section 20(a) of the Securities Exchange Act of 1934 against Messrs. McNamara, Williams, and O’Toole.  The suit’s allegations concern the VITAS hospice segment of the Company’s business.  Lead Plaintiffs seek, on behalf of a putative class of purchasers of Chemed Capital Stock between February 15, 2010 and November 16, 2011, compensatory damages in an unspecified amount and attorneys’ fees and expenses, arising from Defendants’ failure to disclose an alleged fraudulent scheme to enroll ineligible hospice patients and to fraudulently obtain payments from the federal government.  Defendants filed motions to dismiss the amended complaint on August 17, 2012, which are continuing to be briefed.  Defendants believe the claims are without merit, and intend to defend vigorously against them.

Regardless of the outcome of any of the preceding matters, litigation adversely affects us through defense costs, diversion of management time, and related publicity.

Regulatory Matters
In April 2005, VITAS received a subpoena from the Office of the Inspector General (“OIG”) of the U.S. Department of Health and Human Services requesting that VITAS produce various categories of documents from 1998 through the date of the subpoena in connection with an investigation into an alleged failure to appropriately bill Medicare and Medicaid for hospice services.  The requested categories of documents included patient medical and billing records for 320 past and then current patients from VITAS’s three largest programs; policy and procedure manuals; information concerning patient admissions, certifications, discharges, and lengths of stay; and census information.  In the third quarter of 2005, the OIG requested additional information from us.  In May 2006, VITAS received another subpoena from OIG seeking certain information concerning employees and their compensation from 1999 through 2004. In 2004, two former VITAS employees filed a related qui tam suit in U.S. District Court for the Southern District of Florida, United States, et al. ex rel. Barys v. Vitas Healthcare Corp., 1:04-cv-21431.  The complaint asserted violations of the federal False Claims Act against VITAS and certain of its affiliates, based on the alleged fraudulent admissions and recertification of ineligible patients.  In July 2007, the district court dismissed the suit with prejudice.  The U.S. Court of Appeals for the Eleventh Circuit affirmed the dismissal in November 2008.  In March 2009, VITAS received a letter from the Department of Justice indicating that its investigation of VITAS’s Florida programs is ongoing.

In July 2012, VITAS received an investigative subpoena from the Florida Attorney General seeking documents previously produced in the course of prior government investigations as well as, for the period January 1, 2007 through the date of production, billing records and procedures; information concerning business results, plans, and strategies; documents concerning patient eligibility for hospice care; and certain information concerning employees and their compensation.  We are conferring with the Attorney General regarding those document requests.

In May 2009, VITAS received an administrative subpoena from the U.S. Department of Justice requesting that VITAS deliver to OIG various categories of documents for its headquarters and Texas programs from January 1, 2003 through the date of the subpoena.  The requested categories included policy and procedure manuals and information concerning Medicare and Medicaid billing and the provision of hospice services; patient medical records; information concerning business plans, strategies, and results and VITAS’s affiliated entities and referral sources; and certain information concerning employees and their compensation.  In August 2009, the OIG selected medical records for 59 past and current patients from a Texas program for review.  In September 2010, VITAS received a second administrative subpoena from the Department of Justice seeking electronic documents of 10 current and former employees.  In April 2011, the U.S. Attorney provided the Company with a copy of a qui tam complaint filed under seal in the U.S. District Court for the Northern District of Texas, United States, et al. ex rel. Rehfeldt v. Vitas Healthcare Corp., 3:09-cv-0203.  In November 2011, the complaint was unsealed.  The U.S. Attorney and the Attorney General for the State of Texas filed notices in November 2011 stating that they had decided not to intervene in the case at that time but indicating that they continue to investigate the allegations.  The complaint asserts violations of the federal False Claims Act and the Texas Medicaid Fraud Prevention Act based on the alleged admission and re-certification of ineligible patients, conspiracy to admit ineligible patients, and backdating patient revocations.  The suit was brought by Michael Rehfeldt, a former general manager of VITAS’s San Antonio program, against VITAS, the San Antonio program’s former Regional Vice-President, Keith Becker, and former Medical Director, Justo Cisneros, and their respective then-current employers: Wellmed Medical Management, Care Level Management, LLC, Inspiris Hospice, LLC, and Inspiris, Inc.  The plaintiff dismissed all claims against their then-current employers in March and April of 2012.  The complaint has yet to be served on any of the VITAS entities.

In February 2010, VITAS received a companion civil investigative demand (“CID”) from the Texas Attorney General seeking documents from January 1, 2002 through the date of the CID, and interrogatory responses in connection with a related investigation of possible fraudulent submission of Medicaid claims for non-qualifying patients and fraudulent shifting of costs from VITAS to the State of Texas and the United States.  The CID requested similar information sought by the Department of Justice’s May 2009 administrative subpoena, together with information concerning record-keeping and retention practices, and medical records concerning 117 patients.  In September 2010, VITAS received a second CID from the Texas Attorney General seeking additional documents concerning business plans and results, revocation forms for certain patients, and electronic documents of 10 current and former employees.

In June 2011, the U.S. Attorney provided the Company with a partially unsealed qui tam complaint filed under seal in the U.S. District Court for the Western District of Texas, United States, et al. ex rel. Urick v. Vitas HME Solutions, Inc. et al., 5:08-cv-0663.  The U.S. Attorney filed a notice in May 2012 stating that it had decided not to intervene in the case at that time but indicating that it continues to investigate the allegations.  In June 2012, the complaint was unsealed.  The complaint asserts violations of the federal False Claims Act and the Texas Medicaid Fraud Prevention Act based on allegations of a conspiracy to submit to Medicare and Medicaid false claims involving hospice services for ineligible patients, unnecessary medical supplies, failing to satisfy certain prerequisites for payment, and altering patient records, including backdating patient revocations.  The suit was brought by Barbara Urick, a registered nurse in VITAS’s San Antonio program, against VITAS, certain of its affiliates, and several former VITAS employees, including physicians Justo Cisneros and Antonio Cavasos and nurses Sally Schwenk, Diane Anest, and Edith Reed.  In September 2012, the plaintiff dismissed all claims against the individual defendants.  The complaint has yet to be served on any of the VITAS entities.

Also in June 2011, the U.S. Attorney provided the Company with a partially unsealed qui tam complaint filed under seal in the U.S. District Court for the Northern District of Illinois, United States, et al. ex rel. Spottiswood v. Chemed Corp., 1:07-cv-4566.  In April 2012, the complaint was unsealed.  The U.S. Attorney and Attorney General for the State of Illinois filed notices in April and May 2012, respectively, stating that they had decided not to intervene in the case at that time but indicating that they continue to investigate the allegations.  The complaint asserts violations of the federal False Claims Act and the Illinois Whistleblower Reward and Protection Act based on allegations that VITAS fraudulently billed Medicare and Medicaid for providing unwarranted continuous care services.  The suit was brought by Laura Spottiswood, a former part-time pool registered nurse at VITAS, against Chemed, VITAS, and a VITAS affiliate.  The complaint has yet to be served.

In June 2012, VITAS received an administrative subpoena from OIG in connection with an investigation of possible improper claims submitted to the Medicare and Medicaid programs.  It seeks production of various categories of documents concerning the provision of hospice services, for headquarters and its Southern California programs, for the period January 1, 2007 through the date of the subpoena.  The categories of documents include policy, procedure and training manuals; documents concerning patient eligibility for hospice care, including referrals, admissions, certifications, revocations and census information; documents concerning claims submitted to government programs; certain information concerning employees and their compensation; and documents concerning VITAS’s financial performance.  In August 2012, the OIG also subpoenaed medical records for 268 patients from three Southern California programs.  We are conferring with the U.S. Attorney’s Office for the Central District of California regarding those document requests.

In September 2012, VITAS received an administrative subpoena from OIG seeking production of medical records for 102 patients in 10 states who received continuous care between 2004 and 2009.  We are conferring with OIG regarding those requests.

The costs to comply with these investigations were not material for any period presented.  Regardless of the outcome of any of the preceding matters, responding to the subpoenas and dealing with the various regulatory agencies can adversely affect us through defense costs, diversion of management time, and related publicity.

11.  Concentration of Risk
VITAS has pharmacy services agreements ("Agreements") with Omnicare, Inc. and its subsidiaries (“OCR”) whereby OCR provides specified pharmacy services for VITAS and its hospice patients in geographical areas served by both VITAS and OCR.  The Agreements renew automatically for one-year terms.  Either party may cancel the Agreements at the end of any term by giving 90 days prior written notice.  VITAS made purchases from OCR of $10.6 million and $10.0 million for the three months ended September 30, 2012 and 2011, respectively.  VITAS made purchases from OCR of $30.9 million and $29.2 million for the nine months ended September 30, 2012 and 2011, respectively.  For the three and nine month periods ending September 30, 2012 and 2011, respectively, purchases from this vendor represent over 90% of all pharmacy services used by VITAS.

12.  Cash Overdrafts and Cash Equivalents
Included in accounts payable at September 30, 2012 is cash overdrafts payable of $7.0 million (December 31, 2011 - $10.3 million).

From time to time throughout the year, we invest excess cash in money market funds with major commercial banks. We closely monitor the creditworthiness of the institutions with which we invest our overnight funds.  We had $57.2 million in cash equivalents as of September 30, 2012.  There was $32.5 million in cash equivalents as of December 31, 2011.  The weighted average rate of return for our cash equivalents was 0.2% for September 30, 2012 and 0.1% for December 31, 2011.

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

The following shows the carrying value, fair value and the hierarchy for our financial instruments as of September 30, 2012 (in thousands):

		Fair Value Measure
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Mutual fund investments of deferred
compensation plans held in trust	$35,053	$35,053	$-	$-
Long-term debt	172,812	197,126	-	-

For cash and cash equivalents, accounts receivable and accounts payable, the carrying amount is a reasonable estimate of fair value because of the liquidity and short-term nature of these instruments.

14.  Capital Stock Transactions
We repurchased the following capital stock for the three and nine-months ended September 30, 2012 and 2011:

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011

Shares repurchased	9,334	1,530,030	209,234	1,871,543
Weighted average price per share	$62.75	$55.39	$56.03	$60.30

15.  Business Combinations
In the first nine months of 2012, we completed four business combinations within our Roto-Rooter segment for $5.9 million in cash to increase our market penetration in Ft. Lauderdale, Florida: Bend, Oregon; Shreveport, Louisiana; and Boise, Idaho.  A substantial portion of this aggregate purchase price was allocated to goodwill.  The operating results of these business combinations have been included in our results of operations since the acquisition date and are not material for the three and nine-month periods ended September 30, 2012 nor for the comparable prior year periods.

16.  Recent Accounting  Statements
In July 2012, the FASB issued Accounting Standards Update “ASU” No. 2012-02 – Intangibles Goodwill and Other which provides additional guidance related to the impairment testing of indefinite-lived intangible assets.  ASU No. 2012–02 allows an entity to first assess qualitative factors to determine whether it is necessary to perform further impairment testing.  The revised guidance is effective for fiscal years beginning after September 15, 2012 but early adoption is permitted.  Our impairment testing date is October 1 of each year and we adopted the new guidelines in the third quarter of 2012.  There was no impact as a result of the adoption.

17. HVAC Exit Activities
In August 2012, Roto-Rooter management made the decision to shut-down its one remaining heating, ventilation and air conditioning (HVAC) business located in Baltimore, Maryland.  The HVAC business was a portion of a larger business which included plumbing operations.  The plumbing and HVAC businesses shared facilities and administrative functions.  The costs or related cash flows of these shared facilities and administrative functions were not separately tracked or allocated for the HVAC operation.  As a result, the HVAC business does not qualify for discontinued operation treatment under US GAAP.  The operating results of the HVAC operation are reported in continuing operations in the consolidated financial statements for all periods presented.  The pretax costs incurred in conjunction with the shut-down were $1.1 million and are recorded in other operating expenses.  The costs are comprised mainly of severance and lease termination costs.

18. Guarantor Subsidiaries
Our 1.875% Notes are fully and unconditionally guaranteed on an unsecured, jointly, and severally liable basis by certain of our 100% owned subsidiaries.  The following unaudited, condensed, consolidating financial data presents the composition of the parent company (Chemed), the guarantor subsidiaries and the non-guarantor subsidiaries as of September 30, 2012 and December 31, 2011 for the balance sheet, the three and nine months ended September 30, 2012 and September 30, 2011 for the income statement and the nine months ended September 30, 2012 and September 30, 2011 for the statement of cash flows (dollars in thousands):

September 30, 2012		Guarantor	Non-Guarantor	Consolidating
	Parent	Subsidiaries	Subsidiaries	Adjustments	Consolidated
ASSETS
Cash and cash equivalents	$58,449	$3,010	$7,837	$-	$69,296
Accounts receivable, less allowances	955	99,639	558	-	101,152
Intercompany receivables	-	298,490	-	(298,490)	-
Inventories - net	-	6,946	693	-	7,639
Current deferred income taxes	(1,628)	15,512	234	-	14,118
Prepaid income taxes	5,251	(1,799)	(408)	-	3,044
Prepaid expenses	730	8,935	190	-	9,855
Total current assets	63,757	430,733	9,104	(298,490)	205,104
Investments of deferred compensation plans	-	-	35,053	-	35,053
Properties and equipment, at cost, less accumulated depreciation	11,132	76,273	2,730	-	90,135
Identifiable intangible assets less accumulated amortization	-	57,507	-	-	57,507
Goodwill	-	461,277	4,584	-	465,861
Other assets	6,396	1,765	2,966	-	11,127
Investments in subsidiaries	852,204	24,205	-	(876,409)	-
Total assets	$933,489	$1,051,760	$54,437	$(1,174,899)	$864,787
LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable	$(5,239)	$48,934	$361	$-	$44,056
Intercompany payables	294,307	-	4,183	(298,490)	-
Income taxes	(818)	601	1,713	-	1,496
Accrued insurance	1,288	38,230	-	-	39,518
Accrued compensation	3,075	40,595	447	-	44,117
Other current liabilities	3,124	15,017	353	-	18,494
Total current liabilities	295,737	143,377	7,057	(298,490)	147,681
Deferred income taxes	(12,830)	47,968	(10,874)	-	24,264
Long-term debt	172,812	-	-	-	172,812
Deferred compensation liabilities	-	33	34,593	-	34,626
Other liabilities	3,145	6,875	759	-	10,779
Stockholders' equity	474,625	853,507	22,902	(876,409)	474,625
Total liabilities and stockholders' equity	$933,489	$1,051,760	$54,437	$(1,174,899)	$864,787

December 31, 2011		Guarantor	Non-Guarantor	Consolidating
	Parent	Subsidiaries	Subsidiaries	Adjustments	Consolidated
ASSETS
Cash and cash equivalents	$32,470	$(1,422)	$7,033	$-	$38,081
Accounts receivable, less allowances	606	76,816	502	-	77,924
Intercompany receivables	-	273,413	-	(273,413)	-
Inventories - net	-	8,032	636	-	8,668
Current deferred income taxes	(650)	13,059	131	-	12,540
Prepaid income taxes	(114)	1,689	556	-	2,131
Prepaid expenses	503	10,757	149	-	11,409
Total current assets	32,815	382,344	9,007	(273,413)	150,753
Investments of deferred compensation plans	-	-	31,629	-	31,629
Properties and equipment, at cost, less accumulated depreciation	11,641	68,755	2,555	-	82,951
Identifiable intangible assets less accumulated amortization	-	58,262	-	-	58,262
Goodwill	-	456,183	4,450	-	460,633
Other assets	7,616	1,552	2,509	-	11,677
Investments in subsidiaries	793,277	21,148	-	(814,425)	-
Total assets	$845,349	$988,244	$50,150	$(1,087,838)	$795,905
LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable	$(683)	$48,490	$418	$-	$48,225
Intercompany payables	269,042	-	4,371	(273,413)	-
Income taxes	-	-	90	-	90
Accrued insurance	489	36,658	-	-	37,147
Accrued compensation	3,828	36,655	604	-	41,087
Other current liabilities	1,719	15,728	1,404	-	18,851
Total current liabilities	274,395	137,531	6,887	(273,413)	145,400
Deferred income taxes	(12,330)	51,601	(9,808)	-	29,463
Long-term debt	166,784	-	-	-	166,784
Deferred compensation liabilities	-	-	30,693	-	30,693
Other liabilities	2,816	4,630	2,435	-	9,881
Stockholders' equity	413,684	794,482	19,943	(814,425)	413,684
Total liabilities and stockholders' equity	$845,349	$988,244	$50,150	$(1,087,838)	$795,905

For the three months ended September 30, 2012		Guarantor	Non-Guarantor	Consolidating
	Parent	Subsidiaries	Subsidiaries	Adjustments	Consolidated
Continuing Operations
Service revenues and sales	$ -	$ 347,384	$ 6,969	$ -	$ 354,353
Cost of services provided and goods sold	-	252,688	3,922	-	256,610
Selling, general and administrative expenses	5,991	43,992	2,972	-	52,955
Depreciation	237	6,099	221	-	6,557
Amortization	486	649	-	-	1,135
Other operating expenses	-	1,126	-	-	1,126
Total costs and expenses	6,714	304,554	7,115	-	318,383
Income/ (loss) from operations	(6,714)	42,830	(146)	-	35,970
Interest expense	(3,517)	(211)	(15)	-	(3,743)
Other (expense)/income - net	4,450	(4,184)	1,574	-	1,840
Income/ (loss) before income taxes	(5,781)	38,435	1,413	-	34,067
Income tax (provision)/ benefit	1,877	(14,560)	(539)	-	(13,222)
Equity in net income of subsidiaries	24,749	885	-	(25,634)	-
Net income	$ 20,845	$ 24,760	$ 874	$ (25,634)	$ 20,845

For the three months ended September 30, 2011		Guarantor	Non-Guarantor	Consolidating
	Parent	Subsidiaries	Subsidiaries	Adjustments	Consolidated
Continuing Operations
Service revenues and sales	$ -	$ 334,937	$ 6,502	$ -	$ 341,439
Cost of services provided and goods sold	-	241,604	3,459	-	245,063
Selling, general and administrative expenses	5,678	42,595	(655)	-	47,618
Depreciation	235	5,870	208	-	6,313
Amortization	467	667	-	-	1,134
Total costs and expenses	6,380	290,736	3,012	-	300,128
Income/ (loss) from operations	(6,380)	44,201	3,490	-	41,311
Interest expense	(3,361)	(194)	-	-	(3,555)
Other (expense)/income - net	4,379	(4,301)	(2,013)	-	(1,935)
Income/ (loss) before income taxes	(5,362)	39,706	1,477	-	35,821
Income tax (provision)/ benefit	1,677	(15,029)	(582)	-	(13,934)
Equity in net income of subsidiaries	25,572	953	-	(26,525)	-
Net income	$ 21,887	$ 25,630	$ 895	$ (26,525)	$ 21,887

For the nine months ended Septmber 30, 2012		Guarantor	Non-Guarantor	Consolidating
	Parent	Subsidiaries	Subsidiaries	Adjustments	Consolidated
Continuing Operations
Service revenues and sales	$ -	$ 1,040,015	$ 21,451	$ -	$ 1,061,466
Cost of services provided and goods sold	-	759,549	11,874	-	771,423
Selling, general and administrative expenses	17,124	131,695	7,073	-	155,892
Depreciation	704	17,816	658	-	19,178
Amortization	1,437	1,938	-	-	3,375
Other operating expenses	-	1,126	-	-	1,126
Total costs and expenses	19,265	912,124	19,605	-	950,994
Income/ (loss) from operations	(19,265)	127,891	1,846	-	110,472
Interest expense	(10,437)	(551)	(44)	-	(11,032)
Other (expense)/income - net	13,196	(12,982)	2,751	-	2,965
Income/ (loss) before income taxes	(16,506)	114,358	4,553	-	102,405
Income tax (provision)/ benefit	5,376	(43,442)	(1,775)	-	(39,841)
Equity in net income of subsidiaries	73,694	2,857	-	(76,551)	-
Net income	$ 62,564	$ 73,773	$ 2,778	$ (76,551)	$ 62,564

For the nine months ended September 30, 2011		Guarantor	Non-Guarantor	Consolidating
	Parent	Subsidiaries	Subsidiaries	Adjustments	Consolidated
Continuing Operations
Service revenues and sales	$ -	$ 985,500	$ 20,217	$ -	$ 1,005,717
Cost of services provided and goods sold	-	711,335	10,783	-	722,118
Selling, general and administrative expenses	17,936	130,617	5,143	-	153,696
Depreciation	711	17,651	597	-	18,959
Amortization	1,287	1,956	-	-	3,243
Total costs and expenses	19,934	861,559	16,523	-	898,016
Income/ (loss) from operations	(19,934)	123,941	3,694	-	107,701
Interest expense	(9,814)	(446)	-	-	(10,260)
Other (expense)/income - net	12,011	(11,918)	788	-	881
Income/ (loss) before income taxes	(17,737)	111,577	4,482	-	98,322
Income tax (provision)/ benefit	5,863	(42,164)	(1,747)	-	(38,048)
Equity in net income of subsidiaries	72,148	2,861	-	(75,009)	-
Net income	$ 60,274	$ 72,274	$ 2,735	$ (75,009)	$ 60,274

For the nine months ended September 30, 2012		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Consolidated
Cash Flow from Operating Activities:
Net cash provided by operating activities	$1,486	$74,206	$1,645	$77,337
Cash Flow from Investing Activities:
Capital expenditures	(196)	(25,491)	(802)	(26,489)
Business combinations, net of cash acquired	-	(5,900)	-	(5,900)
Other sources/(uses) - net	201	359	(32)	528
Net cash used by investing activities	5	(31,032)	(834)	(31,861)
Cash Flow from Financing Activities:
Change in cash overdrafts payable	(4,580)	1,281	-	(3,299)
Change in intercompany accounts	40,489	(40,022)	(467)	-
Dividends paid to shareholders	(9,641)	-	-	(9,641)
Purchases of treasury stock	(14,960)	-	(87)	(15,047)
Proceeds from exercise of stock options	10,483	-	-	10,483
Realized excess tax benefit on share based compensation	2,714	-	-	2,714
Other sources/(uses) - net	(17)	(1)	547	529
Net cash provided/(used) by financing activities	24,488	(38,742)	(7)	(14,261)
Net increase in cash and cash equivalents	25,979	4,432	804	31,215
Cash and cash equivalents at beginning of year	32,470	(1,422)	7,033	38,081
Cash and cash equivalents at end of period	$58,449	$3,010	$7,837	$69,296

For the nine months ended September 30, 2011		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Consolidated
Cash Flow from Operating Activities:
Net cash provided by operating activities	$21,558	$83,903	$2,475	$107,936
Cash Flow from Investing Activities:
Capital expenditures	(23)	(22,378)	(1,058)	(23,459)
Business combinations, net of cash acquired	-	(3,689)	-	(3,689)
Other sources/(uses) - net	(150)	(713)	34	(829)
Net cash used by investing activities	(173)	(26,780)	(1,024)	(27,977)
Cash Flow from Financing Activities:
Purchases of treasury stock	(110,221)	-	(67)	(110,288)
Change in cash overdrafts payable	208	2,089	-	2,297
Change in intercompany accounts	60,028	(59,090)	(938)	-
Proceeds from exercise of stock options	7,979	-	-	7,979
Dividends paid to shareholders	(9,393)	-	-	(9,393)
Debt issuance costs	(2,723)	-	-	(2,723)
Realized excess tax benefit on share based compensation	3,368	-	-	3,368
Other sources/(uses) - net	(5)	-	231	226
Net cash used by financing activities	(50,759)	(57,001)	(774)	(108,534)
Net increase/(decrease) in cash and cash equivalents	(29,374)	122	677	(28,575)
Cash and cash equivalents at beginning of year	45,324	(1,571)	6,164	49,917
Cash and cash equivalents at end of period	$15,950	$(1,449)	$6,841	$21,342

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

The following is a summary of the key operating results (in thousands except per share amounts):

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Service revenues and sales	$354,353	$341,439	$1,061,466	$1,005,717
Net income	$20,845	$21,887	$62,564	$60,274
Diluted EPS	$1.07	$1.04	$3.23	$2.82
Adjusted EBITDA	$49,020	$49,556	$143,533	$141,831
Adjusted EBITDA as a % of revenue	13.8%	14.5%	13.5%	14.1%

Earnings before interest, taxes and depreciation and amortization (“EBITDA”) and Adjusted EBITDA are not measures derived in accordance with GAAP.  We use Adjusted EBITDA as a measure of earnings for our long-term incentive plan awards.  We provide EBITDA and Adjusted EBITDA to help readers evaluate our operating results, compare our operating performance with that of similar companies that have different capital structures and help evaluate our ability to meet future debt service, capital expenditure and working capital requirements.  Our EBITDA and Adjusted EBITDA should not be considered in isolation or as a substitute for comparable measures presented in accordance with GAAP.  A reconciliation of our net income to our EBITDA and Adjusted EBITDA is presented on pages 30 and 31.

For the three months ended September 30, 2012, the increase in consolidated service revenues and sales was driven by a 5.9% increase at VITAS partially offset by a 2.4% decrease at Roto-Rooter.  The increase in service revenues at VITAS was a result of increased average daily census (“ADC”) of 4.5%, driven by an increase in admissions of 4.4%, increased discharges of 4.5% and Medicare price increases of approximately 2.5%.  The decrease in service revenues at Roto-Rooter was driven by a 3.0% decrease in job count offset by an increase in price and mix shift.  Consolidated net income decreased 4.8%.  Diluted EPS increased 2.9% as a result of a lower number of shares outstanding.  Adjusted EBITDA as a percent of revenue decreased 70 basis points as a result of the decrease in service revenues at Roto-Rooter.  See page 32 for additional VITAS operating metrics.

For the nine months ended September 30, 2012, the increase in consolidated service revenues and sales was driven by a 8.5% increase at VITAS partially offset by a 2.4% decrease at Roto-Rooter.  The increase in service revenues at VITAS was a result of increased average daily census (“ADC”) of 5.5%, driven by an increase in admissions of 3.9%, increased discharges of 4.3% and Medicare price increases of approximately 2.5%.  The decrease in service revenues at Roto-Rooter was driven by a 3.4% decrease in job count partially offset by a 2.0% price and mix shift increase.  Consolidated net income increased 3.8%.  Diluted EPS increased 14.5% as a result of the increase in net income and a lower number of shares outstanding.  Adjusted EBITDA as a percent of revenue decreased 60 basis points as a result of the decrease in service revenues at Roto-Rooter.  See page 32 for additional VITAS operating metrics.

VITAS expects to achieve full-year 2012 revenue growth, prior to Medicare cap, of 7.5% to 8.0%.  Admissions are estimated to increase approximately 4.0% to 4.5%.  Adjusted EBITDA margin, prior to Medicare cap, is estimated to be 14.5% to 15.0%.  Roto-Rooter expects full-year 2012 revenue 2.0% below the prior year.  The revenue estimate is a result of increased pricing of approximately 1.5%, a favorable mix shift to higher revenue jobs, with job count estimated to decrease 3.0% to 4.0%.  Adjusted EBITDA margin for 2012 is estimated to be in the range of 15.8% to 16.3%.  We anticipate that our operating income and cash flows will be sufficient to operate our businesses and meet any commitments for the foreseeable future.

Financial Condition
Liquidity and Capital Resources
Material changes in the balance sheet accounts from December 31, 2011 to September 30, 2012 include the following:

•	A $23.2 million increase in accounts receivable related to the timing of receipts.
•	A $7.2 million increase in properties and equipment due to the opening of the Florida home medical equipment location, a data center relocation and the opening of in-patient units.
•	A $5.2 million increase in goodwill due to Roto-Rooter acquisitions.
•	A $4.2 million decrease in accounts payable related to timing of payments.
•	A $3.0 million decrease in accrued compensation related to the timing of payments of incentive compensation.

Net cash provided by operating activities decreased by $30.6 million due primarily to the increase in accounts receivable and the decrease in accounts payable.  Management continually evaluates cash utilization alternatives, including share repurchase, debt repurchase, acquisitions and increased dividends to determine the most beneficial use of available capital resources.

We have issued $29.2 million in standby letters of credit as of September 30, 2012, for insurance purposes.  Issued letters of credit reduce our available credit under the revolving credit agreement.  As of September 30, 2012, we have approximately $320.8 million of unused lines of credit available and eligible to be drawn down under our revolving credit facility, excluding the $150 million expansion feature. Management believes its liquidity and sources of capital are satisfactory for the Company’s needs in the foreseeable future.

Commitments and Contingencies
Collectively, the terms of our credit agreements require us to meet various financial covenants, to be tested quarterly.  We are in compliance with all financial and other debt covenants as of September 30, 2012 and anticipate remaining in compliance throughout 2012.

The VITAS segment of the Company’s business operates in a heavily-regulated industry.  As a result, the Company is subjected to inquiries and investigations by various government agencies, as well as to lawsuits, including qui tam actions.  The following sections describe the various ongoing lawsuits and investigations of which the Company is currently aware.  It is not possible at this time for us to estimate either the timing or outcome of any of those matters, or whether any potential loss, or range of potential losses, is probable or estimable.

On March 1, 2010 Anthony Morangelli and Frank Ercole filed a class action lawsuit in federal district court for the Eastern District of New York, Morangelli et al. v. Chemed Corporation, et al., 1-10-cv-00876-BMC, seeking unpaid minimum wages and overtime service technician compensation from Roto-Rooter and Chemed.  They also seek payment of penalties, interest and plaintiffs’ attorney fees.  We contest these allegations.  In September 2010, the Court conditionally certified a nationwide class of service technicians, excluding those who signed dispute resolution agreements in which they agreed to arbitrate claims arising out of their employment.

VITAS is party to a class action lawsuit filed in the Superior Court of California, Los Angeles County in September 2006 by Bernadette Santos, Keith Knoche and Joyce White, Bernadette Santos, et al. v. Vitas Healthcare Corporation of California, BC359356.  This case alleges failure to pay overtime and failure to provide meal and rest periods to a purported class of California admissions nurses, chaplains and sales representatives.  The case seeks payment of penalties, interest and Plaintiffs’ attorney fees.  We contest these allegations.  In December 2009, the trial court denied Plaintiffs’ motion for class certification.  In July 2011, the Court of Appeals affirmed denial of class certification on the travel time, meal and rest period claims, and reversed the trial court’s denial on the off-the-clock and sales representation exemption claims.  Plaintiffs filed an appeal of this decision.  In September 2012, in response to an order of reconsideration, the Court of Appeals reiterated its previous rulings.

On January 12, 2012, the Greater Pennsylvania Carpenters Pension Fund filed a putative class action lawsuit in the U.S. District Court for the Southern District of Ohio against the Company, Kevin McNamara, David Williams, and Timothy O’Toole.  On April 9, 2012, the Court issued orders (a) renaming the suit as In re Chemed Corp. Securities Litigation, Civil Action No. 1:12-cv-28 (S.D. Ohio); (b) appointing the Greater Pennsylvania Carpenters Pension Fund and the Electrical Workers Pension Fund, Local 103, I.B.E.W. as Lead Plaintiffs; and (c) approving Lead Plaintiffs’ selection of Labaton Sucharow LLP and Robbins Geller Rudman & Dowd LLP as Co-Lead Counsel.  On June 18, 2012, Lead Plaintiffs filed an amended complaint alleging violation of Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 against all Defendants, and violation of Section 20(a) of the Securities Exchange Act of 1934 against Messrs. McNamara, Williams, and O’Toole.  The suit’s allegations concern the VITAS hospice segment of the Company’s business.  Lead Plaintiffs seek, on behalf of a putative class of purchasers of Chemed Capital Stock between February 15, 2010 and November 16, 2011, compensatory damages in an unspecified amount and attorneys’ fees and expenses, arising from Defendants’ failure to disclose an alleged fraudulent scheme to enroll ineligible hospice patients and to fraudulently obtain payments from the federal government.  Defendants filed motions to dismiss the amended complaint on August 17, 2012, which are continuing to be briefed.  Defendants believe the claims are without merit, and intend to defend vigorously against them.

Regardless of the outcome of any of the preceding matters, litigation adversely affects us through defense costs, diversion of management time, and related publicity.

In April 2005, VITAS received a subpoena from the Office of the Inspector General (“OIG”) of the U.S. Department of Health and Human Services requesting that VITAS produce various categories of documents from 1998 through the date of the subpoena in connection with an investigation into an alleged failure to appropriately bill Medicare and Medicaid for hospice services.  The requested categories of documents included patient medical and billing records for 320 past and then current patients from VITAS’s three largest programs; policy and procedure manuals; information concerning patient admissions, certifications, discharges, and lengths of stay; and census information.  In the third quarter of 2005, the OIG requested additional information from us.  In May 2006, VITAS received another subpoena from OIG seeking certain information concerning employees and their compensation from 1999 through 2004. In 2004, two former VITAS employees filed a related qui tam suit in U.S. District Court for the Southern District of Florida, United States, et al. ex rel. Barys v. Vitas Healthcare Corp., 1:04-cv-21431.  The complaint asserted violations of the federal False Claims Act against VITAS and certain of its affiliates, based on the alleged fraudulent admissions and recertification of ineligible patients.  In July 2007, the district court dismissed the suit with prejudice.  The U.S. Court of Appeals for the Eleventh Circuit affirmed the dismissal in November 2008.  In March 2009, VITAS received a letter from the Department of Justice indicating that its investigation of VITAS’s Florida programs is ongoing.

In July 2012, VITAS received an investigative subpoena from the Florida Attorney General seeking documents previously produced in the course of prior government investigations as well as, for the period January 1, 2007 through the date of production, billing records and procedures; information concerning business results, plans, and strategies; documents concerning patient eligibility for hospice care; and certain information concerning employees and their compensation.  We are conferring with the Attorney General regarding those document requests.

In May 2009, VITAS received an administrative subpoena from the U.S. Department of Justice requesting that VITAS deliver to OIG various categories of documents for its headquarters and Texas programs from January 1, 2003 through the date of the subpoena.  The requested categories included policy and procedure manuals and information concerning Medicare and Medicaid billing and the provision of hospice services; patient medical records; information concerning business plans, strategies, and results and VITAS’s affiliated entities and referral sources; and certain information concerning employees and their compensation.  In August 2009, the OIG selected medical records for 59 past and current patients from a Texas program for review.  In September 2010, VITAS received a second administrative subpoena from the Department of Justice seeking electronic documents of 10 current and former employees.  In April 2011, the U.S. Attorney provided the Company with a copy of a qui tam complaint filed under seal in the U.S. District Court for the Northern District of Texas, United States, et al. ex rel. Rehfeldt v. Vitas Healthcare Corp., 3:09-cv-0203.  In November 2011, the complaint was unsealed.  The U.S. Attorney and the Attorney General for the State of Texas filed notices in November 2011 stating that they had decided not to intervene in the case at that time but indicating that they continue to investigate the allegations.  The complaint asserts violations of the federal False Claims Act and the Texas Medicaid Fraud Prevention Act based on the alleged admission and re-certification of ineligible patients, conspiracy to admit ineligible patients, and backdating patient revocations.  The suit was brought by Michael Rehfeldt, a former general manager of VITAS’s San Antonio program, against VITAS, the San Antonio program’s former Regional Vice-President, Keith Becker, and former Medical Director, Justo Cisneros, and their respective then-current employers: Wellmed Medical Management, Care Level Management, LLC, Inspiris Hospice, LLC, and Inspiris, Inc.  The plaintiff dismissed all claims against their then-current employers in March and April of 2012.  The complaint has yet to be served on any of the VITAS entities.

In February 2010, VITAS received a companion civil investigative demand (“CID”) from the Texas Attorney General seeking documents from January 1, 2002 through the date of the CID, and interrogatory responses in connection with a related investigation of possible fraudulent submission of Medicaid claims for non-qualifying patients and fraudulent shifting of costs from VITAS to the State of Texas and the United States.  The CID requested similar information sought by the Department of Justice’s May 2009 administrative subpoena, together with information concerning record-keeping and retention practices, and medical records concerning 117 patients.  In September 2010, VITAS received a second CID from the Texas Attorney General seeking additional documents concerning business plans and results, revocation forms for certain patients, and electronic documents of 10 current and former employees.

In June 2011, the U.S. Attorney provided the Company with a partially unsealed qui tam complaint filed under seal in the U.S. District Court for the Western District of Texas, United States, et al. ex rel. Urick v. Vitas HME Solutions, Inc. et al., 5:08-cv-0663.  The U.S. Attorney filed a notice in May 2012 stating that it had decided not to intervene in the case at that time but indicating that it continues to investigate the allegations.  In June 2012, the complaint was unsealed.  The complaint asserts violations of the federal False Claims Act and the Texas Medicaid Fraud Prevention Act based on allegations of a conspiracy to submit to Medicare and Medicaid false claims involving hospice services for ineligible patients, unnecessary medical supplies, failing to satisfy certain prerequisites for payment, and altering patient records, including backdating patient revocations.  The suit was brought by Barbara Urick, a registered nurse in VITAS’s San Antonio program, against VITAS, certain of its affiliates, and several former VITAS employees, including physicians Justo Cisneros and Antonio Cavasos and nurses Sally Schwenk, Diane Anest, and Edith Reed.  In September 2012, the plaintiff dismissed all claims against the individual defendants.  The complaint has yet to be served on any of the VITAS entities.

Also in June 2011, the U.S. Attorney provided the Company with a partially unsealed qui tam complaint filed under seal in the U.S. District Court for the Northern District of Illinois, United States, et al. ex rel. Spottiswood v. Chemed Corp., 1:07-cv-4566.  In April 2012, the complaint was unsealed.  The U.S. Attorney and Attorney General for the State of Illinois filed notices in April and May 2012, respectively, stating that they had decided not to intervene in the case at that time but indicating that they continue to investigate the allegations.  The complaint asserts violations of the federal False Claims Act and the Illinois Whistleblower Reward and Protection Act based on allegations that VITAS fraudulently billed Medicare and Medicaid for providing unwarranted continuous care services.  The suit was brought by Laura Spottiswood, a former part-time pool registered nurse at VITAS, against Chemed, VITAS, and a VITAS affiliate.  The complaint has yet to be served.

In June 2012, VITAS received an administrative subpoena from OIG in connection with an investigation of possible improper claims submitted to the Medicare and Medicaid programs.  It seeks production of various categories of documents concerning the provision of hospice services, for headquarters and its Southern California programs, for the period January 1, 2007 through the date of the subpoena.  The categories of documents include policy, procedure and training manuals; documents concerning patient eligibility for hospice care, including referrals, admissions, certifications, revocations and census information; documents concerning claims submitted to government programs; certain information concerning employees and their compensation; and documents concerning VITAS’s financial performance.  In August 2012, the OIG also subpoenaed medical records for 268 patients from three Southern California programs.  We are conferring with the U.S. Attorney’s Office for the Central District of California regarding those document requests.

In September 2012, VITAS received an administrative subpoena from OIG seeking production of medical records for 102 patients in 10 states who received continuous care between 2004 and 2009.  We are conferring with OIG regarding those requests.

The costs to comply with these investigations were not material for any period presented.  Regardless of the outcome of any of the preceding matters, responding to the subpoenas and dealing with the various regulatory agencies can adversely affect us through defense costs, diversion of management time, and related publicity.

Results of Operations
Three months ended September 30, 2012 versus  2011 - Consolidated Results
Our service revenues and sales for the third quarter of 2012 increased 3.8% versus services and sales revenues for the third quarter of 2011.  Of this increase, $15.0 million was attributable to VITAS partially offset by a $2.1 million decrease at Roto-Rooter.  The following chart shows the components of those changes (in thousands):

	Increase/(Decrease)
	Amount	Percent
VITAS
Routine homecare	$13,609	7.4
Continuous care	2,031	5.1
General inpatient	(210)	(0.7)
Medicare cap	(384)	(100.0)
Roto-Rooter
Plumbing	(1,119)	(2.6)
Drain cleaning	(133)	(0.4)
Contractor Operations	368	5.6
Other	(1,248)	(19.0)
Total	$12,914	3.8

The increase in VITAS’ revenues for the third quarter of 2012 versus the third quarter of 2011 was a result of increased ADC of 4.5% driven by an increase in admissions of 4.4%, increased discharges of 4.5% and Medicare reimbursement rate increases of approximately 2.5%.  The ADC increase was driven by a 4.7% increase in routine homecare, an increase of 0.9% in general inpatient and an increase of a 3.7% in continuous care.  In excess of 90% of VITAS’ service revenues for the period were from Medicare and Medicaid.

The decrease in plumbing revenues for the third quarter of 2012 versus 2011 is attributable to a 1.8% decrease in job count and a 0.4% decrease in the average price per job.  Our excavation job count was essentially flat when compared to 2011.  Drain cleaning revenues for the third quarter of 2012 versus 2011 reflect a 3.5% decrease in the number of jobs perfomed partially offset by a 3.4% increase in the price per job.  The decrease in the Other category relates mainly to the shut-down of Roto-Rooter’s one remaining HVAC operation, as discussed in Footnote 17 to the unaudited consolidated financial statements.  Contractor operations revenue increased 5.6% for the third quarter of 2012.

The consolidated gross margin was 27.6% in the third quarter of 2012 as compared with 28.2% in the third quarter of 2011.  On a segment basis, VITAS’ gross margin was 22.2% in the third quarter of 2012 and 22.4% in the third quarter of 2011.  The Roto-Rooter segment’s gross margin was 44.3% for the third quarter of 2012 as compared with 45.0% for the third quarter of 2011.  The decrease in Roto-Rooter’s gross margin is primarily the result of increased medical costs combined with lower revenue.

Selling, general and administrative expenses (“SG&A”) comprise (in thousands):

	Three months ended September 30,
	2012	2011
SG&A expenses before the impact of market gains
of deferred compensation plans	$51,379	$49,629
Impact of market value gains/(losses) on liabilities
held in deferred compensation trusts	1,576	(2,011)
Total SG&A expenses	$52,955	$47,618

Normal salary increases and revenue related expense increases between periods account for the 3.5% increase in SG&A expenses before long-term incentive compensation and the impact of market gains of deferred compensation plans.

Interest expense increased 5.3% between periods primarily as a result of the increase in amortization of bond discount expense.

Other income/(expense) - net comprise (in thousands):
	Three months ended September 30,
	2012	2011
Market value gains/(losses) on assets held in deferred
compensation trusts	$1,576	$(2,011)
Loss on disposal of property and equipment	(80)	(79)
Interest income	291	74
Other	53	81
Total other income/(expense) - net	$1,840	$(1,935)

Our effective income tax rate decreased to 38.8% in the third quarter of 2012 from 38.9% when compared with the third quarter of 2011.

Net income for both periods included the following after-tax items/adjustments that reduced after-tax earnings (in thousands):

	Three Months Ended September 30,
	2012	2011
VITAS
Legal expenses of OIG investigation	$(300)	$(131)
Acquisition expenses	(1)	(2)
Roto-Rooter
HVAC shut-down costs	(649)	-
Expenses of class action litigation	(70)	(467)
Acquisition expenses	(52)	-
Corporate
Stock option expense	(1,516)	(1,523)
Noncash impact of change in accounting for convertible debt	(1,272)	(1,177)
Expenses of class action litigation	(44)	-
Total	$(3,904)	$(3,300)

Three months ended September 30, 2012 versus 2011 - Segment Results

The change in after-tax earnings for the third quarter of 2012 versus the third quarter of 2011 is due to (in thousands):

	Increase/(Decrease)
	Amount	Percent
VITAS	$970	4.6
Roto-Rooter	(1,871)	(23.3)
Corporate	(141)	(2.0)
	$(1,042)	(4.8)

Results of Operations
Nine months ended September 30, 2012 versus  2011 - Consolidated Results
Our service revenues and sales for the first nine months of 2012 increased 5.5% versus services and sales revenues for the first nine months of 2011.  Of this increase, $62.3 million was attributable to VITAS partially offset by a $6.6 million decrease at Roto-Rooter.  The following chart shows the components of those changes (in thousands):

	Increase/(Decrease)
	Amount	Percent
VITAS
Routine homecare	$47,637	9.0
Continuous care	9,531	8.1
General inpatient	3,620	4.4
Medicare cap	1,550	150.9
Roto-Rooter
Plumbing	(3,058)	(2.3)
Drain cleaning	(2,275)	(2.2)
Contractor Operations	820	4.2
Other	(2,076)	(10.3)
Total	$55,749	5.5

The increase in VITAS’ revenues for the first nine months of 2012 versus the first nine months of 2011 was a result of increased ADC of 5.5% driven by an increase in admissions of 3.9%, increased discharges of 4.3% and Medicare reimbursement rate increases of approximately 2.5%.  The ADC increase was driven by a 5.6% increase in routine homecare, an increase of 3.3% in general inpatient and an increase of a 4.8% in continuous care. The reversal of previously recorded Medicare cap reserves increased 150.9% as a result of improving admissions trends.  In excess of 90% of VITAS’ service revenues for the period were from Medicare and Medicaid.

The decrease in plumbing revenues for the first nine months of 2012 versus 2011 is attributable to a 0.2% decrease in the number of jobs performed as well as a 1.2% decrease in the average price per job.  Our excavation job count increased by 5.6% compared to 2011.  Drain cleaning revenues for the first nine months of 2012 versus 2011 reflect a 5.0% decrease in the number of jobs perfomed partially offset by a 3.7% increase in the price per job.  The decrease in the Other category relates mainly of the shut-down of Roto-Rooter’s one remaining HVAC operation, as discussed in Footnote 17 to the unaudited consolidated financial statements.  Contractor operations revenue increased 4.2% for the first nine months of 2012.

The consolidated gross margin was 27.3% for the first nine months of 2012 as compared with 28.2% for the first nine months of 2011.  On a segment basis, VITAS’ gross margin was 21.7% for the first nine months of 2012 and 22.0% for the first nine months of 2011.  The Roto-Rooter segment’s gross margin was 44.1% for the first nine months of 2012 as compared with 44.7% for the first nine months of 2011.  The decrease in Roto-Rooter’s gross margin is primarily the result of increased medical costs combined with lower revenue.

Selling, general and administrative expenses (“SG&A”) comprise (in thousands):

	Nine months ended September 30,
	2012	2011
SG&A expenses before long-term incentive
compensation and the impact of market gains and
losses of deferred compensation plans	$153,131	$149,888
Long-term incentive compensation	-	3,012
Impact of market value gains on liabilities held in
deferred compensation trusts	2,761	796
Total SG&A expenses	$155,892	$153,696

Normal salary increases and revenue related expense increases between periods account for the 2.2% increase in SG&A expenses before long-term incentive compensation and the impact of market gains of deferred compensation plans.

Interest expense increased 7.5% between periods as a result of the debt refinancing that took place in the first quarter of 2011 and to the increase in amortization of bond discount expense.

Other income/(expense) - net comprise (in thousands):

	Nine months ended September 30,
	2012	2011
Market value gains on assets held in deferred
compensation trusts	$2,761	$796
Loss on disposal of property and equipment	(228)	(68)
Interest income	401	197
Other	31	(44)
Total other income/(expense) - net	$2,965	$881

Our effective income tax rate increased to 38.9% for the first nine months of 2012 from 38.7% when compared with the first nine months of 2011.

Net income for both periods included the following after-tax items/adjustments that reduced after-tax earnings (in thousands):

	Nine Months Ended September 30,
	2012	2011
VITAS
Legal expenses of OIG investigation	$(465)	$(749)
Acquisition expenses	(1)	(73)
Roto-Rooter
HVAC shut-down costs	(649)	-
Expenses of class action litigation	(512)	(881)
Acquisition expenses	(73)	4
Corporate
Stock option expense	(4,243)	(4,366)
Noncash impact of change in accounting for convertible debt	(3,744)	(3,464)
Expenses of securities litigation	(168)	-
Long-term incentive compensation	-	(1,880)
Total	$(9,855)	$(11,409)

Nine months ended September 30, 2012 versus 2011 - Segment Results

The change in after-tax earnings for the first nine months of 2012 versus the first nine months of 2011 is due to (in thousands)

	Increase/(Decrease)
	Amount	Percent
VITAS	$4,315	7.5
Roto-Rooter	(3,903)	(15.2)
Corporate	1,878	8.2
	$2,290	3.8

CHEMED CORPORATION AND SUBSIDIARY COMPANIES
CONSOLIDATING STATEMENT OF INCOME
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2012
(in thousands)(unaudited)

				Chemed
	VITAS	Roto-Rooter	Corporate	Consolidated
2012 (a)
Service revenues and sales	$267,990	$86,363	$-	$354,353
Cost of services provided and goods sold	208,473	48,137	-	256,610
Selling, general and administrative expenses	20,148	25,350	7,457	52,955
Depreciation	4,333	2,093	131	6,557
Amortization	489	160	486	1,135
Other operating expenses	-	1,126	-	1,126
Total costs and expenses	233,443	76,866	8,074	318,383
Income/(loss) from operations	34,547	9,497	(8,074)	35,970
Interest expense	(62)	(150)	(3,531)	(3,743)
Intercompany interest income/(expense)	795	396	(1,191)	-
Other income/(expense)—net	176	63	1,601	1,840
Income/(expense) before income taxes	35,456	9,806	(11,195)	34,067
Income taxes	(13,516)	(3,661)	3,955	(13,222)
Net income/(loss)	$21,940	$6,145	$(7,240)	$20,845

(a) The following amounts are included in net income (in thousands):
				Chemed
	VITAS	Roto-Rooter	Corporate	Consolidated
Pretax benefit/(cost):
Stock option expense	$-	$-	$(2,397)	$(2,397)
Noncash impact of accounting for convertible debt	-	-	(2,011)	(2,011)
Expenses of class action litigation	-	(116)	-	(116)
Expenses of securities litigation	-	-	(68)	(68)
Acquisition expenses	(2)	(85)	-	(87)
Legal expenses of OIG investigation	(483)	-	-	(483)
HVAC shut down costs	-	(1,126)	-	(1,126)
Total	$(485)	$(1,327)	$(4,476)	$(6,288)

				Chemed
	VITAS	Roto-Rooter	Corporate	Consolidated
After-tax benefit/(cost):
Stock option expense	$-	$-	$(1,516)	$(1,516)
Noncash impact of accounting for convertible debt	-	-	(1,272)	(1,272)
Expenses of class action litigation	-	(70)	-	(70)
Expenses of securities litigation	-	-	(44)	(44)
Acquisition expenses	(1)	(52)	-	(53)
Legal expenses of OIG investigation	(300)	-	-	(300)
HVAC shut down costs	-	(649)	-	(649)
Total	$(301)	$(771)	$(2,832)	$(3,904)

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

				Chemed
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

CHEMED CORPORATION AND SUBSIDIARY COMPANIES
CONSOLIDATING STATEMENT OF INCOME
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012
(in thousands)(unaudited)

				Chemed
	VITAS	Roto-Rooter	Corporate	Consolidated
2012 (a)
Service revenues and sales	$794,050	$267,416	$-	$1,061,466
Cost of services provided and goods sold	621,933	149,490	-	771,423
Selling, general and administrative expenses	60,367	75,875	19,650	155,892
Depreciation	12,521	6,264	393	19,178
Amortization	1,467	471	1,437	3,375
Other operating expenses	-	1,126	-	1,126
Total costs and expenses	696,288	233,226	21,480	950,994
Income/(loss) from operations	97,762	34,190	(21,480)	110,472
Interest expense	(188)	(364)	(10,480)	(11,032)
Intercompany interest income/(expense)	2,361	1,221	(3,582)	-
Other income/(expense)—net	144	9	2,812	2,965
Income/(expense) before income taxes	100,079	35,056	(32,730)	102,405
Income taxes	(38,080)	(13,341)	11,580	(39,841)
Net income/(loss)	$61,999	$21,715	$(21,150)	$62,564

(a) The following amounts are included in net income (in thousands):
				Chemed
	VITAS	Roto-Rooter	Corporate	Consolidated
Pretax benefit/(cost):
Stock option expense	$-	$-	$(6,709)	$(6,709)
Noncash impact of accounting for convertible debt	-	-	(5,919)	(5,919)
Expenses of class action litigation	-	(843)	-	(843)
Expenses of securities litigation	-	-	(265)	(265)
Acquisition expenses	(2)	(120)	-	(122)
Legal expenses of OIG investigation	(749)	-	-	(749)
HVAC shut-down costs	-	(1,126)	-	(1,126)
Total	$(751)	$(2,089)	$(12,893)	$(15,733)

				Chemed
	VITAS	Roto-Rooter	Corporate	Consolidated
After-tax benefit/(cost):
Stock option expense	$-	$-	$(4,243)	$(4,243)
Noncash impact of accounting for convertible debt	-	-	(3,744)	(3,744)
Expenses of class action litigation	-	(512)	-	(512)
Expenses of securities litigation	-	-	(168)	(168)
Acquisition expenses	(1)	(73)	-	(74)
Legal expenses of OIG investigation	(465)	-	-	(465)
HVAC shut-down costs	-	(649)	-	(649)
Total	$(466)	$(1,234)	$(8,155)	$(9,855)

CHEMED CORPORATION AND SUBSIDIARY COMPANIES
CONSOLIDATING STATEMENT OF INCOME
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011
(in thousands)(unaudited)

				Chemed
	VITAS	Roto-Rooter	Corporate	Consolidated
2011 (a)
Service revenues and sales	$731,712	$274,005	$-	$1,005,717
Cost of services provided and goods sold	570,648	151,470	-	722,118
Selling, general and administrative expenses	57,392	76,181	20,123	153,696
Depreciation	12,489	6,067	403	18,959
Amortization	1,513	443	1,287	3,243
Total costs and expenses	642,042	234,161	21,813	898,016
Income/(loss) from operations	89,670	39,844	(21,813)	107,701
Interest expense	(172)	(274)	(9,814)	(10,260)
Intercompany interest income/(expense)	3,263	1,742	(5,005)	-
Other income/(expense)—net	3	(2)	880	881
Income/(expense) before income taxes	92,764	41,310	(35,752)	98,322
Income taxes	(35,080)	(15,692)	12,724	(38,048)
Net income/(loss)	$57,684	$25,618	$(23,028)	$60,274

(a) The following amounts are included in net income (in thousands):
				Chemed
	VITAS	Roto-Rooter	Corporate	Consolidated
Pretax benefit/(cost):
Long-term incentive compensation	$-	$-	$(6,903)	$(6,903)
Stock option expense	-	-	(3,012)	(3,012)
Noncash impact of accounting for convertible debt	-	-	(5,476)	(5,476)
Expenses of class action litigation	-	(1,451)	-	(1,451)
Acquisition expenses	(117)	6	-	(111)
Legal expenses of OIG investigation	(1,209)	-	-	(1,209)
Total	$(1,326)	$(1,445)	$(15,391)	$(18,162)

				Chemed
	VITAS	Roto-Rooter	Corporate	Consolidated
After-tax benefit/(cost):				$
Long-term incentive compensation	-	-	(4,366)	(4,366)
Stock option expense	-	-	(1,880)	(1,880)
Noncash impact of accounting for convertible debt	-	-	(3,464)	(3,464)
Expenses of class action litigation	-	(881)	-	(881)
Acquisition expenses	(73)	4	-	(69)
Legal expenses of OIG investigation	(749)	-	-	(749)
Total	$(822)	$(877)	$(9,710)	$(11,409)

Consolidating Summary and Reconciliation of Adjusted EBITDA

Chemed Corporation and Subsidiary Companies
(in thousands)				Chemed
For the three months ended September 30, 2012	VITAS	Roto-Rooter	Corporate	Consolidated

Net income/(loss)	$21,940	$6,145	$(7,240)	$20,845
Add/(deduct):
Interest expense	62	150	3,531	3,743
Income taxes	13,516	3,661	(3,955)	13,222
Depreciation	4,333	2,093	131	6,557
Amortization	489	160	486	1,135
EBITDA	40,340	12,209	(7,047)	45,502
Add/(deduct):
Intercompany interest expense/(income)	(795)	(396)	1,191	-
Interest income	(256)	(12)	(23)	(291)
Legal expenses of OIG investigation	483	-	-	483
Acquisition expenses	2	85	-	87
HVAC shut-down costs	-	1,126	-	1,126
Advertising cost adjustment	-	(468)	-	(468)
Expenses of class action litigation	-	116	-	116
Stock option expense	-	-	2,397	2,397
Expenses of securities litigation	-	-	68	68
Adjusted EBITDA	$39,774	$12,660	$(3,414)	$49,020

				Chemed
For the three months ended September 30, 2011	VITAS	Roto-Rooter	Corporate	Consolidated

Net income/(loss)	$20,970	$8,016	$(7,099)	$21,887
Add/(deduct):
Interest expense	62	132	3,361	3,555
Income taxes	12,823	4,864	(3,753)	13,934
Depreciation	4,123	2,058	132	6,313
Amortization	510	156	468	1,134
EBITDA	38,488	15,226	(6,891)	46,823
Add/(deduct):
Intercompany interest expense/(income)	(834)	(451)	1,285	-
Interest income	(43)	(12)	(19)	(74)
Legal expenses of OIG investigation	212	-	-	212
Acquisition expenses	2	-	-	2
Advertising cost adjustment	-	(585)	-	(585)
Expenses of class action litigation	-	770	-	770
Stock option expense	-	-	2,408	2,408
Adjusted EBITDA	$37,825	$14,948	$(3,217)	$49,556

Consolidating Summary and Reconciliation of Adjusted EBITDA

Chemed Corporation and Subsidiary Companies
(in thousands)				Chemed
For the nine months ended September 30, 2012	VITAS	Roto-Rooter	Corporate	Consolidated

Net income/(loss)	$61,999	$21,715	$(21,150)	$62,564
Add/(deduct):
Interest expense	188	364	10,480	11,032
Income taxes	38,080	13,341	(11,580)	39,841
Depreciation	12,521	6,264	393	19,178
Amortization	1,467	471	1,437	3,375
EBITDA	114,255	42,155	(20,420)	135,990
Add/(deduct):
Intercompany interest expense/(income)	(2,361)	(1,221)	3,582	-
Interest income	(328)	(22)	(51)	(401)
Legal expenses of OIG investigation	749	-	-	749
Acquisition expenses	2	120	-	122
HVAC shut-down costs	-	1,126	-	1,126
Advertising cost adjustment	-	(1,870)	-	(1,870)
Expenses of class action litigation	-	843	-	843
Stock option expense	-	-	6,709	6,709
Expenses of securities litigation	-	-	265	265
Adjusted EBITDA	$112,317	$41,131	$(9,915)	$143,533

				Chemed
For the nine months ended September 30, 2011	VITAS	Roto-Rooter	Corporate	Consolidated

Net income/(loss)	$57,684	$25,618	$(23,028)	$60,274
Add/(deduct):
Interest expense	172	274	9,814	10,260
Income taxes	35,080	15,692	(12,724)	38,048
Depreciation	12,489	6,067	403	18,959
Amortization	1,513	443	1,287	3,243
EBITDA	106,938	48,094	(24,248)	130,784
Add/(deduct):
Intercompany interest expense/(income)	(3,263)	(1,742)	5,005	-
Interest income	(86)	(28)	(83)	(197)
Legal expenses of OIG investigation	1,209	-	-	1,209
Acquisition expenses	117	(6)	-	111
Advertising cost adjustment	-	(1,442)	-	(1,442)
Expenses of class action litigation	-	1,451	-	1,451
Stock option expense	-	-	6,903	6,903
Long-term incentive compensation	-	-	3,012	3,012
Adjusted EBITDA	$104,915	$46,327	$(9,411)	$141,831

CHEMED CORPORATION AND SUBSIDIARY COMPANIES
OPERATING STATISTICS FOR VITAS SEGMENT
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
OPERATING STATISTICS	2012	2011	2012	2011
Net revenue ($000)
Homecare	$197,764	$184,155	$577,511	$529,874
Inpatient	28,082	28,292	86,481	82,861
Continuous care	42,144	40,113	127,481	117,950
Total before Medicare cap allowance	$267,990	$252,560	$791,473	$730,685
Medicare cap allowance	-	384	2,577	1,027
Total	$267,990	$252,944	$794,050	$731,712
Net revenue as a percent of total
before Medicare cap allowance
Homecare	73.8%	72.9%	73.0%	72.5%
Inpatient	10.5	11.2	10.9	11.3
Continuous care	15.7	15.9	16.1	16.2
Total before Medicare cap allowance	100.0	100.0	100.0	100.0
Medicare cap allowance	-	0.2	0.3	0.1
Total	100.0%	100.2%	100.3%	100.1%
Average daily census (days)
Homecare	10,123	9,485	9,904	9,185
Nursing home	3,073	3,118	3,031	3,062
Routine homecare	13,196	12,603	12,935	12,247
Inpatient	460	456	466	451
Continuous care	621	599	630	601
Total	14,277	13,658	14,031	13,299

Total Admissions	15,539	14,879	47,773	45,971
Total Discharges	15,340	14,682	47,064	45,104
Average length of stay (days)	78.5	80.1	78.3	78.7
Median length of stay (days)	15.0	15.0	15.0	14.0
ADC by major diagnosis
Neurological	33.9%	34.3%	34.1%	34.4%
Cancer	17.3	17.5	17.6	17.7
Cardio	11.2	11.3	11.4	11.6
Respiratory	6.7	6.6	6.7	6.8
Other	30.9	30.3	30.2	29.5
Total	100.0%	100.0%	100.0%	100.0%
Admissions by major diagnosis
Neurological	19.3%	19.0%	19.3%	19.3%
Cancer	34.0	34.7	33.3	33.1
Cardio	10.5	10.4	11.1	10.9
Respiratory	7.4	7.8	8.1	8.5
Other	28.8	28.1	28.2	28.2
Total	100.0%	100.0%	100.0%	100.0%
Direct patient care margins
Routine homecare	52.5%	52.4%	51.8%	52.0%
Inpatient	9.2	12.4	12.0	12.9
Continuous care	19.0	20.7	19.6	20.5
Homecare margin drivers (dollars per patient day)
Labor costs	$54.69	$53.13	$55.64	$53.88
Drug costs	8.11	8.26	8.25	8.14
Home medical equipment	7.03	6.64	6.88	6.65
Medical supplies	2.77	2.81	2.77	2.80
Inpatient margin drivers (dollars per patient day)
Labor costs	$326.95	$312.72	$320.79	$310.25
Continuous care margin drivers (dollars per patient day)
Labor costs	$575.21	$555.63	$571.56	$550.09
Bad debt expense as a percent of revenues	0.8%	0.8%	0.8%	0.7%
Accounts receivable --
Days of revenue outstanding- excluding unapplied Medicare payments	35.4	38.9	n.a	n.a
Days of revenue outstanding- including unapplied Medicare payments	27.9	34.6	n.a	n.a

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk
Our primary market risk exposure relates to interest rate risk exposure through variable interest rate borrowings.  At September 30, 2012, we had no variable rate debt outstanding.  At September 30, 2012, the fair value of the Notes approximates $197.1 million which have a face value of $187.0 million.

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

PART II OTHER INFORMATION
Item 1.  Legal Proceedings

For information regarding the Company’s legal proceedings, see note 10, Legal and Regulatory Matters, under Part I, Item I of this Quarterly Report on Form 10-Q.

Item 1A. Risk Factors

There have been no material changes from the risk factors previously disclosed in the Company’s most recent Annual Report on Form 10-K.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

Item 2(c). Purchases of Equity Securities by Issuer and Affiliated Purchasers

The following table shows the activity related to our share repurchase program for the first nine months of 2012:

	Total Number	Weighted Average	Cumulative Shares	Dollar Amount
	of Shares	Price Paid Per	Repurchased Under	Remaining Under
	Repurchased	Share	the Program	The Program

February 2011 Program
January 1 through January 31, 2012	-	$-	2,602,513	$75,268,254
February 1 through February 29, 2012	-	-	2,602,513	75,268,254
March 1 through March 31, 2012	-	-	2,602,513	$75,268,254

First Quarter Total	-	$-

April 1 through April 30, 2012	-	$-	2,602,513	$75,268,254
May 31 through May 31, 2012	168,812	55.77	2,771,325	65,853,060
June 1 through June 30, 2012	31,088	55.42	2,802,413	$64,130,136

Second Quarter Total	199,900	$55.72

July 1 through July 31, 2012	-	$-	-	$64,130,136
August 1 through August 31, 2012	9,334	62.75	2,811,747	63,544,438
September 1 through September 30, 2012	-	-	-	$63,544,438

Third Quarter Total	9,334	$62.75

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

Chemed Corporation
(Registrant)

Dated:	November 2, 2012	By:	/s/ Kevin J. McNamara
Kevin J. McNamara
(President and Chief Executive Officer)

Dated:	November 2, 2012	By:	/s/ David P. Williams
David P. Williams
(Executive Vice President and Chief Financial Officer)

Dated:	November 2, 2012	By:	/s/ Arthur V. Tucker, Jr.
Arthur V. Tucker, Jr.
(Vice President and Controller)