Form 10-K
period 2012-12-31
CHEMED CORP
filed 2013-02-27
CIK 19584

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT
PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

☑ For the fiscal year ended December 31, 2012

☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Transition Period from ________ to ___________

Commission File Number: 1-8351

CHEMED CORPORATION
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization) Suite 2600, 255 East Fifth Street, Cincinnati, Ohio (Address of principal executive offices)	31-0791746 (I.R.S. Employer Identification Number) 45202-4726 (Zip Code)
(513) 762-6500 (Registrant’s Telephone number, including area code) Securities registered pursuant to Section 12(b) of the Act:
Title of Each Class Capital Stock – Par Value $1 Per Share	Name of each exchange on which registered New York Stock Exchange

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☑       No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, if definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   Yes ☐       No  ☑

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes  ☑     No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definition of “accelerated filer, large accelerated filer and smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One): Large accelerated filer  ☑   Accelerated filer  ☐   Non-accelerated filer  ☐   Smaller reporting company   ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).Yes ☐      No  ☑

The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the average bid and asked price of said stock on the New York Stock Exchange – Composite Transaction Listing on June 29, 2012 ($60.90 per share), was $1,130,047,733.

At February 15, 2013, 19,162,469 shares of Chemed Capital Stock (par value $1 per share) were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Document	Where Incorporated
2012 Annual Report to Stockholders (specified portions) Proxy Statement for Annual Meeting to be held May 20, 2013	Parts I, II, and IV Part III

CHEMED CORPORATION
2012 FORM 10-K ANNUAL REPORT

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

During 2012, Chemed conducted its business operations in two segments: the Vitas segment (Vitas) and the Roto-Rooter segment (Roto-Rooter).  Vitas Healthcare Corporation provides hospice and palliative care services to its patients through a network of physicians, registered nurses, home health aides, social workers, clergy and volunteers.  Roto-Rooter provides plumbing and drain cleaning services to both residential and commercial customers.

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

Financial Information about Industry Segments

The required segment and geographic data for the Company’s continuing operations (as described below) for three years ended December 31, 2010, 2011 and 2012 are shown in Note 5 of the Notes to Consolidated Financial Statements on pages 57-59 of the 2012 Annual Report to Stockholders and are incorporated herein by reference.

Description of Business by Segment

The information called for by this item is included within Note 5 of the Notes to Consolidated Financial Statements appearing on pages 57-59 of the 2012 Annual Report to Stockholders is incorporated herein by reference.

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

Seasonality

Roto-Rooter’s revenue and operating results are impacted by significant weather patterns across the United States.  Periods of above average precipitation or below freezing temperatures in areas we have significant company-owned operations will generally improve the revenue and operating results at Roto-Rooter.

A significant portion of our VITAS business is operated in the state of Florida.  As the vast majority of our patients are Medicare recipients, retirees relocating to Florida during the winter months generally results in higher admissions and revenue for our Florida programs during that period.

Customer Concentration

Roto-Rooter’s business has a large and diverse customer base.  Approximately 90% of VITAS’ revenue is from the United States government through the Medicare program.  The loss of a portion or all of our Medicare revenue would have a material adverse affect on the Company.

Competition

Roto-Rooter

All aspects of the sewer, drain and pipe cleaning and plumbing repair businesses are highly competitive.  Competition is, however, fragmented in most markets with local and regional firms providing the primary competition.  The principal methods of competition are advertising, range of services provided, name recognition, emergency-service availability, speed and quality of customer service, service guarantees, and pricing.

Vitas

Hospice care in the United States is competitive.  Because programs for hospice services are generally uniform, Vitas competes primarily on the basis of its ability to deliver quality, responsive services.  Vitas is one of the nation’s largest providers of hospice services in a market dominated primarily by small, non-profit, community-based hospices.  Approximately 34% of all hospices are not-for-profit.  Because the hospice care market is highly fragmented, Vitas competes with a large number of organizations.

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

Central Clinical Records.  Hospice programs must maintain clinical records for each hospice patient that are organized in such a way that they may be easily retrieved.  The clinical records must be complete and accurate and protected against loss, destruction and unauthorized use.

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

Medicare Payment for Physician Services.  Payment for direct patient care physician services delivered by hospice physicians is billed separately by the hospice to the Medicare fiscal intermediary and paid at the lesser of the actual charge or the Medicare allowable charge for these services.  This payment is in addition to the per diem rates Vitas receives for hospice care.  Payment for hospice physicians’ administrative and general supervisory activities is included in the daily rates discussed above.  Payments for attending physician professional services (other than services furnished by hospice physicians) are not paid to the hospice, but rather are paid directly to the attending physician by the Medicare fiscal intermediary.  For fiscal 2012, approximately 2% of Vitas’ net revenue was attributable to physician services.

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

Second, Medicare payments to a hospice are also subject to a separate cap based on overall average payments per admission.  Any payments exceeding this overall hospice cap must be refunded by the hospice.  This cap was set at $25,377.01 per admission for the twelve-month period ended on October 31, 2012, and is adjusted annually to account for inflation.  Vitas’ hospices may be subject to future payment reductions or recoupments as the result of this cap.

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

Overview of Government Payments – Medicaid

Medicaid Coverage and Reimbursements.  State Medicaid programs are another source of Vitas’ net patient revenue.  Medicaid is a state-administered program financed by state funds and matching federal funds to provide medical assistance to the indigent and certain other eligible persons.  In 1986, hospice services became an optional state Medicaid benefit.  For those states that elect to provide a hospice benefit, the Medicaid program is required to pay the hospice at rates at least equal to the rates provided under Medicare and calculated using the same methodology.  States maintain flexibility to establish their own hospice election procedures and to limit the number and duration of benefit periods for which they will pay for hospice services.  Reimbursement from state Medicaid programs in 2012 accounted for 5% of Vitas’ revenues.

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

Adjustments to Medicare and Medicaid Payment Rates.  Payment rates under the Medicare and Medicaid programs are adjusted annually based upon the Hospital Market Basket Index and the Consumer Price Index; however, the adjustments have historically been less than actual inflation.  These base rates are further modified by the Hospice Wage Index to reflect local differences in wages according to the revised wage index.  It is possible that there will be further modifications to the rate structure under which the Medicare or Medicaid programs pay for hospice care services.  Any future reductions in the rate of increase or an actual decrease in Medicare and Medicaid payments may have an adverse impact on Vitas’ net patient service revenue and profitability.

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

Also in June 2011, the U.S. Attorney provided the Company with a partially unsealed qui tam complaint filed under seal in the U.S. District Court for the Northern District of Illinois, United States, et al. ex rel. Spottiswood v. Chemed Corp., 1:07-cv-4566.  In April 2012, the complaint was unsealed.  The U.S. Attorney and Attorney General for the State of Illinois filed notices in April and May 2012, respectively, stating that they had decided not to intervene in the case at that time but indicating that they continue to investigate the allegations.  Plaintiff filed an amended complaint in November 2012.  The complaint asserts violations of the federal False Claims Act and the Illinois Whistleblower Reward and Protection Act based on allegations that VITAS fraudulently billed Medicare and Medicaid for providing unwarranted continuous care services.  The suit was brought by Laura Spottiswood, a former part-time pool registered nurse at VITAS, against Chemed, VITAS, and a VITAS affiliate.  The complaint has yet to be served.

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

In September 2012, VITAS received an administrative subpoena from OIG seeking production of medical records for 102 patients in 10 states who received continuous care between 2004 and 2009.  In December 2012, it received a second such administrative subpoena from OIG seeking medical records for 103 patients who received continuous care between 2009 and 2012.  We are conferring with OIG regarding those requests.

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

At December 31, 2012, the Company’s accrual for its estimated liability for potential environmental cleanup and related costs arising from the sale of DuBois Chemicals Inc. (“DuBois”) amounted to $1.7 million.  Of this balance, $901,000 is included in other liabilities and $826,000 is included in other current liabilities.  The Company is contingently liable for additional DuBois-related environmental cleanup and related costs up to a maximum of $14.9 million.  On the basis of a continuing evaluation of the Company’s potential liability, and in consultation with the Company’s environmental attorney, management believes that it is not probable this additional liability will be paid.  Accordingly, no provision for this contingent liability has been recorded.  Although it is not presently possible to reliably project the timing of payments related to the Company’s potential liability for environmental costs, management believes that any adjustments to its recorded liability will not materially adversely affect its financial position or results of operations.

The Company, to the best of its knowledge, is currently in compliance in all material respects with the environmental laws and regulations affecting its operations.  Such environmental laws, regulations and enforcement proceedings have not required the Company to make material increases in or modifications to its capital expenditures and they have not had a material adverse effect on sales or net income.  Capital expenditures for the purpose of complying with environmental laws and regulations during 2013 and 2014 with respect to continuing operations are not expected to be material in amount; there can be no assurance, however, that presently unforeseen legislative enforcement actions will not require additional expenditures.

Employees

On December 31, 2012, Chemed Corporation had a total of 14,096 employees.

Available Information

The Company’s Internet address is www.chemed.com .  The Company’s Annual Report on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act are electronically available through the SEC (http://www.sec.gov) or the Company’s website as soon as reasonably practicable after such reports are filed with, or furnished to, the SEC. The company intends to satisfy the disclosure requirement under Item 5.05 of Form 8-K by posting such information on its website.

Annual reports, press releases, Board Committee charters, Code of Ethics, Corporate governance guidelines and other printed materials may be obtained from the website or from Chemed Investor Relations without charge by writing to, 255 East Fifth Street, Suite 2600, Cincinnati, Ohio 45202 or by calling 800-2CHEMED or 800-224-3633.

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

The operating and financial restrictions and covenants in our instruments of indebtedness restrict our ability to incur additional debt; issue and sell capital stock of subsidiaries; sell assets; engage in transactions with affiliates; restrict distributions from subsidiaries; incur liens; engage in business other than permitted businesses; engage in sale/leaseback transactions; engage in mergers or consolidations; make capital expenditures; make guarantees; make investments and acquisitions; enter into operating leases; hedge interest rates; and prepay other debt.

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

We face intense competition from numerous competitors.  The sewer, drain and pipe cleaning, and plumbing repair businesses are highly fragmented, with the bulk of the industries consisting of local and regional competitors.  We compete primarily on the basis of advertising, range of services provided, name recognition, availability of emergency service, speed and quality of customer service, service guarantees and pricing.  Our competitors may succeed in developing new or enhanced products and services more successful than ours and in marketing and selling existing and new products and services better than we do.  In addition, new competitors may emerge.  We cannot make any assurances that we will continue to be able to compete successfully with any of these companies.

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

Cybersecurity

In the normal course of business, our information technology systems hold sensitive customer information including names, addresses and partial credit card information.  Additionally, we utilize those same systems to perform our day-to-day activities, such as receiving customer calls, dispatching technicians to jobs and maintaining an accurate record of all transactions.  We have not experienced any known attacks on our information technology systems that compromised customer data or the Company’s proprietary data.  We maintain our information technology systems with  safeguard protection against cyber-attacks including passive intrusion protection, firewalls and virus detection software.  Additionally, on a quarterly basis, we test our information technology systems using  cyber-attack software and methods to learn how a successful attack may be made.  We remedy any issues encountered during these tests.  However, these safeguards do not ensure that a significant cyber-attack could not occur.  A successful attack on our information technology systems could have significant consequences to the business including liability for compromised customer information and business interruption.

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

Approximately 21% of Vitas’ days of care are provided to patients who reside in nursing homes. Changes in the laws and regulations regarding payments for hospice services and “room and board” provided to Vitas’ hospice patients residing in nursing homes could reduce its net patient service revenue and profitability.

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

Participants in the hospice industry are subject to lawsuits alleging negligence, product liability or other similar legal theories, many of which involve large claims and significant defense costs.  From time to time, Vitas is subject to such and other types of lawsuits.  See the description below under Legal Proceedings.  The ultimate liability for claims, if any, could have a material adverse effect on its financial condition or operating results.  Although Vitas currently maintains liability insurance intended to cover the claims, we cannot assure you that the coverage limits of such insurance policies will be adequate or that all such claims will be covered by the insurance.  In addition, Vitas’ insurance policies must be renewed annually and may be subject to cancellation during the policy period.  While Vitas has been able to obtain liability insurance in the past, such insurance varies in cost,  and may not be available in the future on terms acceptable to Vitas, if at all.

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

Cybersecurity

In the normal course of business, our information technology systems hold sensitive patient information including patient demographic data, eligibility for various medical plans including Medicare and Medicaid and protected health information.  Additionally, we utilize those same systems to perform our day-to-day activities, such as receiving referrals, assigning medical teams to patients, documenting medical information and maintaining an accurate record of all transactions.  We have not experienced any known attacks on our information technology systems that have compromised patient data or the Company’s proprietary data.  We maintain our information technology systems with  safeguard protection against cyber-attacks including passive intrusion protection, firewalls and virus detection software.  As discussed previously, we are subject to and comply with HIPPA regulations.  However, these safeguards do not ensure that a significant cyber-attack could not occur.  A successful attack on our information technology systems could have significant consequences to the business including liability for compromised patient information and business interruption.

Item 1B.  Unresolved Staff Comments

None.

Item 2.   Properties

The Company’s corporate offices and the headquarters for Roto-Rooter are located in Cincinnati, Ohio.  Roto-Rooter has manufacturing and distribution center facilities in West Des Moines, Iowa and has 105 leased and owned office and service facilities in 30 states.  Vitas, headquartered in Miami, operates 51 programs from 146 leased facilities and 36 inpatient units in 18 states and the District of Columbia.

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

Item 3.  Legal Proceedings

In February 2010, Chemed and Roto-Rooter were named as defendants in a lawsuit filed in the United States District Court for the Eastern District of New York, entitled Anthony Morangelli, et al., v. Chemed Corp. and Roto-Rooter Services Co., No. 10 CV-00876 (BMC).  The named plaintiffs in this lawsuit, who are current and former technicians employed by Roto-Rooter who were paid on a commission basis, asserted against Chemed and Roto-Rooter claims for violation of the Fair Labor Standards Act (“FLSA”) and claims for violations of the labor laws of multiple states.  Plaintiffs alleged that Chemed and Roto-Rooter failed to reimburse them for all business expenses incurred in connection with their employment, failed to compensate for all hours worked and made illegal deductions from pay.  Plaintiffs seek an unspecified amount of compensatory damages, liquidated damages, other penalties, fees and costs.

In June 2010, the Court conditionally certified a collective action under the FLSA and, in June 2011, it certified fourteen separate state law class actions.  On February 4, 2013, the Court dismissed all claims asserted against Chemed, dismissed plaintiffs’ illegal deduction claims and decertified from the class and collective actions significant portions plaintiffs’ business expense and uncompensated hours claims.  Roto-Rooter continues to contest Plaintiffs’ claims.

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

On January 12, 2012, the Greater Pennsylvania Carpenters Pension Fund filed a putative class action lawsuit in the U.S. District Court for the Southern District of Ohio against the Company, Kevin McNamara, David Williams, and Timothy O’Toole.  On April 9, 2012, the Court issued orders (a) renaming the suit as In re Chemed Corp. Securities Litigation, Civil Action No. 1:12-cv-28 (S.D. Ohio); (b) appointing the Greater Pennsylvania Carpenters Pension Fund and the Electrical Workers Pension Fund, Local 103, I.B.E.W. as Lead Plaintiffs; and (c) approving Lead Plaintiffs’ selection of Labaton Sucharow LLP and Robbins Geller Rudman & Dowd LLP as Co-Lead Counsel.  On June 18, 2012, Lead Plaintiffs filed an amended complaint alleging violation of Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 against all Defendants, and violation of Section 20(a) of the Securities Exchange Act of 1934 against Messrs. McNamara, Williams, and O’Toole.  The suit’s allegations concern the VITAS hospice segment of the Company’s business.  Lead Plaintiffs seek, on behalf of a putative class of purchasers of Chemed Capital Stock between February 15, 2010 and November 16, 2011, compensatory damages in an unspecified amount and attorneys’ fees and expenses, arising from Defendants’ failure to disclose an alleged fraudulent scheme to enroll ineligible hospice patients and to fraudulently obtain payments from the federal government.  Defendants filed motions to dismiss the amended complaint on August 17, 2012.  Defendants believe the claims are without merit, and intend to defend vigorously against them.

Regardless of the outcome of any of the preceding matters, litigation adversely affects us through defense costs, diversion of management time, and related publicity.

See also the OIG matters pending against Vitas under Other Healthcare Regulations, above.

Item 4.   Mine Safety Disclosures

None

Executive Officers of the Company

Name	Age	Office	First Elected

Kevin J. McNamara	59	President and Chief Executive Officer	August 2, 1994 (1)
Timothy S. O’Toole	57	Executive Vice President	May 18, 1992 (2)
Spencer S. Lee	57	Executive Vice President	May 15, 2000 (3)
David P. Williams	52	Executive Vice President and Chief Financial Officer	March 5, 2004 (4)
Arthur V. Tucker, Jr.	63	Vice President and Controller	February 1, 1989 (5)

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

Each executive officer holds office until the annual election at the next annual organizational meeting of the Board of Directors of the Company which is scheduled to be held on May 20, 2013.

PART II

Item 5.  Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company’s Capital Stock (par value $1 per share) is traded on the New York Stock Exchange under the symbol CHE.  The range of the high and low sale prices on the New York Stock Exchange and dividends paid per share for each quarter of 2011 and 2012 are set forth below.

	Closing		Dividends Paid
	High	Low	Per Share
2011

First Quarter	$66.71	$61.96	$0.14
Second Quarter	72.02	63.94	0.14
Third Quarter	67.08	50.64	0.16
Fourth Quarter	60.68	48.24	0.16

2012

First Quarter	$63.87	51.18	$0.16
Second Quarter	64.30	54.78	0.16
Third Quarter	71.59	59.45	0.18
Fourth Quarter	70.92	62.70	0.18

Future dividends are necessarily dependent upon the Company’s earnings and financial condition, compliance with certain debt covenants and other factors not presently determinable.

As of February 15, 2013, there were approximately 2,156 stockholders of record of the Company’s Capital Stock.  This number only includes stockholders of record and does not include stockholders with shares beneficially held in nominee name or within clearinghouse positions of brokers, banks or other institutions.

During 2012, the number of shares of Capital Stock repurchased by the Company, the weighted average price paid for each share, the cumulative shares repurchased under each program and the dollar amounts remaining under each program were as follows:

Company Purchase of Shares of Capital Stock

	Total Number	Weighted Average	Cumulative Shares	Dollar Amount
	of Shares	Price Paid Per	Repurchased Under	Remaining Under
	Repurchased	Share	the Program	The Program

February 2011 Program
January 1 through January 31, 2012	-	$-	2,602,513	$75,268,254
February 1 through February 29, 2012	-	-	2,602,513	75,268,254
March 1 through March 31, 2012	-	-	2,602,513	$75,268,254

First Quarter Total	-	$-

April 1 through April 30, 2012	-	$-	2,602,513	$75,268,254
May 31 through May 31, 2012	168,812	55.77	2,771,325	65,853,060
June 1 through June 30, 2012	31,088	55.42	2,802,413	$64,130,136

Second Quarter Total	199,900	$55.72

July 1 through July 31, 2012	-	$-	-	$64,130,136
August 1 through August 31, 2012	9,334	62.75	2,811,747	63,544,438
September 1 through September 30, 2012	-	-	2,811,747	$63,544,438

Third Quarter Total	9,334	$62.75

October 1 October 31, 2012	16,590	$67.34	2,828,337	$62,427,321
November 1 through November 30, 2012	579,649	67.24	3,407,986	23,451,418
December 1 through December 31, 2012	127,233	68.31	3,535,219	$14,760,700

Fourth Quarter Total	723,472	$67.43
_________________

On February 22, 2011, our Board of Directors authorized $100 million under the newly established February 2011 Repurchase Program.

On November 7, 2011, our Board of Directors authorized an additional $100 million under the February 2011 Repurchase Program.

As of December 31, 2012, the number of stock options outstanding under the Company’s equity compensation plans, the weighted average exercise price of outstanding options, and the number of securities remaining available for issuance were as follows:

EQUITY COMPENSATION PLAN INFORMATION

	Number of securities to be issued upon exercise of outstanding warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column)
Plan Category

Equity compensation plans approved by stockholders (1)	2,577,945	$54.74	823,771

Equity compensation plans not approved by stockholders (2)	4,500	46.58	-
Total	2,582,445	$54.73	823,771
_________________

(1)
Amount includes 58,515 shares allocated to LTIP participants which vest upon attainment of specified market prices of capital stock prior to February 14, 2014 and 62,475 shares which vest upon attainment of an EBITDA target prior to December 31, 2013.

(2)
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

Comparative Stock Performance

The graph below compares the yearly percentage change in the Company’s cumulative total stockholder return on Capital Stock (as measured by dividing (i) the sum of (A) the cumulative amount of dividends for the period December 31, 2007, to December 31, 2012, assuming dividend reinvestment, and (B) the difference between the Company’s share price at December 31, 2007 and December 31, 2012; by (ii) the share price at December 31, 2007) with the cumulative total return, assuming reinvestment of dividends, of the (1) S&P 500 Stock Index and (2) Dow Jones Industrial Diversified Index.

Chemed Corporation
Cumulative Total Stockholder Return for
Five-Year Period Ending December 31, 2012
(In Dollars)
160.00
140.00
120.00
100.00
80.00
60.00
40.00
20.00
0.00
2007
2008
2009
2010
2011
2012
Chemed Corporation
S&P 500 Index - Total Returns
Dow Jones US Diversified Industrials Index

December 31,	2007	2008	2009	2010	2011	2012
Chemed Corporation	100.00	71.59	87.09	116.41	94.79	128.34
S&P 500	100.00	62.99	79.65	91.65	93.59	108.57
Dow Jones Diversified Industrials	100.00	49.36	56.02	68.83	69.38	83.81

Item 6.  Selected Financial Data

The information called for by this Item for the five years ended December 31, 2012 is set forth on page 75 of the 2012 Annual Report to Stockholders and is incorporated herein by reference.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information called for by this Item is set forth on pages 79 through 93 of the 2012 Annual Report to Stockholders and is incorporated herein by reference.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

The Company’s primary market risk exposure relates to interest rate risk exposure through its variable interest line of credit.  At December 31, 2012 the Company had no variable rate debt outstanding.  For each $10 million dollars borrowed under the credit facility, an increase or decrease of 100 basis points (1% point), increases or decreases the Company’s annual interest expense by $100,000.

The Company continually evaluates this interest rate exposure and periodically weighs the cost versus the benefit of fixing the variable interest rates through a variety of hedging techniques.

The market value of the Company’s long-term debt at December 31, 2012 is approximately $197.9 million versus a carrying value of $174.9 million.

Item 8.  Financial Statements and Supplementary Data

The consolidated financial statements, together with the report thereon of PricewaterhouseCoopers LLP dated February 27, 2013, appearing on pages 42 through 72 of the 2012 Annual Report to Stockholders, along with the Supplementary Data (Unaudited Summary of Quarterly Results) appearing on pages 73-74, are incorporated herein by reference.

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

Management’s Report on Internal Control Over Financial Reporting

Refer to Management’s Report on Internal Control over Financial Reporting and Report of Independent Registered Public Accounting Firm on pages 42 and 43 of the Company’s 2012 Annual Report to Stockholders, which are incorporated herein by reference.

Changes in Internal Control Over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act during the Company’s fiscal quarter ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The directors of the Company are:

Kevin J. McNamara
Joel F. Gemunder
Patrick P. Grace
Thomas C. Hutton
Walter L. Krebs
Andrea R. Lindell
Thomas P. Rice
Donald E. Saunders
George J. Walsh III
Frank E. Wood

The additional information required under this Item is set forth in the Company’s 2013 Proxy Statement and in Part I hereof under the caption “Executive Officers of the Registrant” and is incorporated herein by reference.

The Company has adopted a Code of Ethics that applies to the Company’s principal executive officer, principal financial officer, principal accounting officer, directors and employees.  A copy of this Code of Ethics is incorporated with this report as Exhibit 14 and it is also posted on the Company’s Web site, www.chemed.com.

Item 11. Executive Compensation

Information required under this Item is set forth in the Company’s 2013 Proxy Statement, which is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required under this Item is set forth in the Company’s 2013 Proxy Statement, which is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions and Director Independence.

Information required under this Item is set forth in the Company’s 2013 Proxy Statement, which is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

Audit Fees

PricewaterhouseCoopers LLP billed the Company $1,610,000 for 2011 and $1,680,000 for 2012.  These fees were for professional services rendered for the integrated audit of the Company’s annual financial statements and of its internal control over financial reporting, review of the financial statements included in the Company’s Forms 10-Q and review of documents filed with the SEC.

Audit-Related Fees

PricewaterhouseCoopers LLP billed the Company $127,000 and $129,000 for 2011 and 2012, respectively, for audit-related services.  These services were related to the audit of one of Vitas’ Florida subsidiaries.

Tax Fees

No such services were rendered in 2011 or 2012.

All Other Fees

No such other services were rendered in 2011 or 2012.

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

10.37	Second Amended and Restated Credit Agreement by and among Chemed Corporation, JP Morgan Chase Bank NA, and other lenders as of January 18, 2013, exhibits and schedules thereto.

12	Computation of Ratio of Earnings to Fixed Charges.

13	2012 Annual Report to Stockholders.

14	Policies on Business Ethics of Chemed Corporation.*

21	Subsidiaries of Chemed Corporation.

23	Consent of Independent Registered Public Accounting Firm.

24		Powers of Attorney.

31.1		Certification by Kevin J. McNamara pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act of 1934.

31.2		Certification by David P. Williams pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act of 1934.

31.3		Certification by Arthur V. Tucker, Jr. pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act of 1934.

32.1		Certification by Kevin J. McNamara pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2		Certification by David P. Williams pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.3		Certification by Arthur V. Tucker, Jr. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS		XBRL Instance Document*

101.SCH		XBRL Extension Schema*

101.CAL		XBRL Taxonomy Extension Calculation Linkbase*

101.DEF		XBRL Taxonomy Extension Definition Linkbase*

101.LAB		XBRL Taxonomy Extension Label Linkbase*

101.PRE		XBRL Taxonomy Extension Presentation Linkbase*

	*	This exhibit is being filed by means of incorporation by reference (see Index to Exhibits on page 37). Each other exhibit is being filed with this Annual Report on Form 10-K.

	**	Management contract or compensatory plan or arrangement.

Financial Statement Schedule

See Index to Financial Statements and Financial Statement Schedule on page S-1.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

February 27, 2013	CHEMED CORPORATION
By /s/ Kevin J. McNamara_________
Kevin J. McNamara
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title		Date
/s/ Kevin J. McNamara Kevin J. McNamara	President and Chief Executive Officer and a Director (Principal Executive Officer)
/s/ David P. Williams David P. Williams	Executive Vice President and Chief Financial Officer (Principal Financial Officer)
/s/ Arthur V. Tucker, Jr. Arthur V. Tucker, Jr.	Vice President and Controller (Principal Accounting Officer)		February 27, 2013
Joel F. Gemunder* Patrick P. Grace* Thomas C. Hutton* Walter L. Krebs* Andrea R. Lindell*	Thomas P. Rice* Donald E. Saunders* George J Walsh III* Frank E. Wood*	- -Directors
________________

*
Naomi C. Dallob by signing her name hereto signs this document on behalf of each of the persons indicated above pursuant to powers of attorney duly executed by such persons and filed with the Securities and Exchange Commission.

February 27, 2013	/s/ Naomi C. Dallob
Date	Naomi C. Dallob (Attorney-in-Fact)

CHEMED CORPORATION AND SUBSIDIARY COMPANIES

INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE
2010, 2011 AND 2012

Page(s)
Chemed Corporation Consolidated Financial Statements and Financial Statement Schedule

Report of Independent Registered Public Accounting Firm	43*
Consolidated Statement of Income	44*
Consolidated Balance Sheet	45*
Consolidated Statement of Cash Flows	46*
Consolidated Statement of Changes in Stockholders’ Equity	47*
Notes to Consolidated Financial Statements	48-72*

Report of Independent Registered Public Accounting Firm on
Financial Statement Schedule	S-2
Schedule II ~~–~~ Valuation and Qualifying Accounts	S-3
________________

*              Indicates page numbers in Chemed Corporation 2012 Annual Report to Stockholders

The consolidated financial statements of Chemed Corporation listed above, appearing in the 2012 Annual Report to Stockholders, are incorporated herein by reference. The Financial Statement Schedule should be read in conjunction with the consolidated financial statements listed above. Schedules not included have been omitted because they are not applicable or the required information is shown in the financial statements or notes thereto as listed above.

Report of Independent Registered Public Accounting
Firm on Financial Statement Schedule

To the Board of Directors and Stockholders of Chemed Corporation:

Our audits of the consolidated financial statements and of the effectiveness of internal control over financial reporting referred to in our report dated February 27, 2013 appearing in the 2012 Annual Report to Stockholders of Chemed Corporation (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedule listed in Item 15 of this Form 10-K.  In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP
Cincinnati, Ohio
February 27, 2013

					SCHEDULE II

CHEMED CORPORATION AND SUBSIDIARY COMPANIES
VALUATION AND QUALIFYING ACCOUNTS
(IN THOUSANDS)
DR/(CR)

		ADDITIONS
		(CHARGED)
		CREDITED	(CHARGED)
	BALANCE AT	TO COSTS	CREDITED		BALANCE
	BEGINNING	AND	TO OTHER	DEDUCTIONS	AT END
DESCRIPTION	OF PERIOD	EXPENSES	ACCOUNTS	(a)	OF PERIOD
Allowances for doubtful
accounts (b)

For the year 2012	$(11,524)	$(9,233)	$(1,326)	$11,191	$(10,892)

For the year 2011	$(13,332)	$(8,686)	$(786)	$11,280	$(11,524)

For the year 2010	$(12,595)	$(9,118)	$(472)	$8,853	$(13,332)

Allowances for doubtful
accounts - notes
receivable (c)

For the year 2012	$(305)	$122	$51	$-	$(132)

For the year 2011	$(368)	$123	$(60)	$-	$(305)

For the year 2010	$(408)	$40	$-	$-	$(368)

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
	for 1.875% Convertible Senior
	Notes due 2014 by and among
	Chemed Corporation, the
	Subsidiary Guarantors and
	LaSalle Bank NA, as Trustee.

10.10	Employment Agreement with David	Form 8-K	10.01
	P. Williams dated December 1,	12/1/06, **
	2006.

10.11	First Amendment to Employment	Form 10-Q	10.02
	Agreement with David P. Williams	7/31/09, **
	dated July 9, 2009.

10.12	Employment Agreement with	Form 8-K	10.02
	Timothy S. O'Toole dated	5/7/07, **
	May 6, 2007.

10.13	First Amendment to Employment	Form 10-Q	10.3
	Agreement with Timothy S.	7/31/09, **
	O'Toole dated July 9, 2009.

10.14	Employment Agreement with	Form 8-K	10.01
	Kevin J. McNamara dated	5/6/08, **
	May 3, 2008.

10.15	First Amendment to Employment	Form 10-Q	10.1
	Agreement with Kevin J.	7/31/09, **
	McNamara dated July 9, 2009.

10.16	Registration Rights Agreement,	Form 8-K	10.5
	dated May 14, 2007 by and among	5/17/07
	Chemed Corporation, J.P. Morgan
	Securities, Inc. and Citigroup
	Global Markets Inc.

10.17	Confirmation of Convertible Note	Form 8-K	10.1
	Hedge, dated May 8, 2007 between	5/17/07
	Chemed Corporation and J.P. Morgan
	Chase Bank, NA.

10.18	Confirmation of Convertible Note	Form 8-K	10.2
	Hedge, dated May 8, 2007 between	5/17/07
	Chemed Corporation and Citibank,
	NA.

10.19	Form of Convertible Note Warrant	Form 8-K	10.4
	Transaction, dated May 8, 2007	5/17/07
	between Chemed Corporation and
	Citibank, NA.

10.20	Form of Convertible Note Warrant	Form 8-K	10.5
	Transaction, dated May 8, 2007	5/17/07
	between Chemed Corporation and
	J.P. Morgan Chase Bank, NA.

10.21	Excess Benefits Plan, as restated	Form 10-K	10.24
	and amended, effective June 1,	3/12/04, **
	2001

10.22	Amendment No. 1 to Excess Benefits	Form 10-K	10.25
	Plan, effective July 1, 2002	3/12/04, **

10.23	Amendment No. 2 to Excess Benefits	Form 10-K	10.26
	Plan, effective November 7, 2003	3/12/04, **

10.24	Non-Employee Directors' Deferred	Form 10-K	10.10
	Compensation Plan	3/24/88, **

10.25	Chemed/Roto-Rooter Savings &	Form 10-K	10.25
	Retirement Plan, effective	3/25/99, **
	January 1, 1999

10.26	First Amendment to Chemed/	Form 10-K	10.22
	Roto-Rooter Savings & Retirement	3/28/02, **
	Plan effective September 6, 2000

10.27	Second Amendment to Chemed/	Form 10-K	10.23
	Roto-Rooter Savings & Retirement	3/28/02, **
	Plan effective January 1, 2001

10.28	Third Amendment to Chemed/	Form 10-K	10.24
	Roto-Rooter Savings & Retirement	3/28/02, **
	Plan effective December 12, 2001

10.29	Directors Emeriti Plan	Form 10-Q	10.11
		5/12/88, **

10.30	Change in Control Severance	Form 10-Q	10.05
	Plan as amended July 9, 2009.	10/31/09, **

10.31	Senior Executive Severance	Form 10-Q	10.04
	Policy as amended July 9, 2009.	10/31/09, **

10.32	Roto-Rooter Deferred Compensation	Form 10-K	10.37
	Plan No. 1, as amended January 1,	3/28/01, **
	1998

10.33	Roto-Rooter Deferred Compensation	Form 10-K	10.38
	Plan No. 2	3/28/01, **

10.34	Form of Restricted Stock Award	Form 10-K	10.50
		3/28/05, **

10.35	Form of Stock Option Grant	Form 10-K	10.51
		3/28/05, **

10.36	Amended and Restated Credit	Form 10-Q	10.1
	Agreement - $350,000,000 Revolving	4/29/11
	Credit Facility, originally dated
	May 2, 2007, by and among JP Morgan
	Chase Bank, N.A. and Chemed
	Corporation as of March 1, 2011,
	Exhibits and schedules thereto.

10.37	Second Amended and Restated Credit	Form 8-K	10.1
	Agreement by and among Chemed Corporation,	1/22/13
	JP Morgan Chase Bank NA, and other lenders
	As of January 18, 2013 exhibits and schedules thereto

12	Computation of Ratio of Earnings	*
	to Fixed Charges

13	2012 Annual Report to Stockholders	*

14	Policies on Business Ethics of	Form 10-K	14
	Chemed Corporation	3/12/04

21	Subsidiaries of Chemed Corporation	*

23	Consent of Independent Registered	*
Public Accounting Firm

24	Powers of Attorney	*

31.1	Certification by Kevin J. McNamara	*
pursuant to Rule 13a-14(a)/15d-14(a)
of the Exchange Act of 1934.

31.2	Certification by David P. Williams	*
pursuant to Rule 13a-14(a)/15d-14(a)
of the Exchange Act of 1934.

31.3	Certification by Arthur V. Tucker, Jr.	*
pursuant to Rule 13a-14(a)/15d-14(a)
of the Exchange Act of 1934.

32.1	Certification by Kevin J. McNamara	*
pursuant to Section 906 of the
Sarbanes-Oxley Act of 2002

32.2	Certification by David P. Williams	*
pursuant to Section 906 of the
Sarbanes-Oxley Act of 2002

32.3	Certification by Arthur V. Tucker,	*
Jr. pursuant to Section 906 of
the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document	*

101.SCH	XBRL Extension Schema	*

101.CAL	XBRL Taxonomy Extension Calculation	*
Linkbase

101.DEF	XBRL Taxonomy Extension Definition	*
Linkbase

101.LAB	XBRL Taxonomy Extension Label	*
Linkbase

101.PRE	XBRL Taxonomy Extension Presentation	*
Linkbase
_____________________________

* Filed herewith

** Management contract or compensatory plan or arrangement.