Form 10-Q
period 2013-03-31
CHEMED CORP
filed 2013-04-26
CIK 19584

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)

X	Quarterly Report Under Section 13 or 15 (d) of the Securities Exchange Act of 1934 For the Quarterly Period Ended March 31, 2013

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
Large accelerated filer	X	Accelerated filer	Non-accelerated filer	Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes	No	X

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Amount	Date

Capital Stock $1 Par Value	18,868,108 Shares	March 31, 2013

CHEMED CORPORATION AND
SUBSIDIARY COMPANIES

Index

		Page No.
PART I. FINANCIAL INFORMATION:
Item 1.	Financial Statements
	Unaudited Consolidated Balance Sheet - March 31, 2013 and December 31, 2012	3

	Unaudited Consolidated Statement of Income - Three months ended March 31, 2013 and 2012	4

	Unaudited Consolidated Statement of Cash Flows - Three months ended March 31, 2013 and 2012	5

	Notes to Unaudited Consolidated Financial Statements	6

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	17

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	27

Item 4.	Controls and Procedures	27

PART II. OTHER INFORMATION
Item 1.	Legal Proceedings	27

Item 1A.	Risk Factors	27

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	28

Item 3.	Defaults Upon Senior Securities	28

Item 4.	Mine Safety Disclosures	28

Item 5.	Other Information	28

Item 6.	Exhibits	28
	EX – 31.1
	EX – 31.2
	EX – 31.3
	EX – 32.1
	EX – 32.2
	EX – 32.3
	EX – 101.INS
	EX – 101.SCH
	EX – 101.CAL
	EX – 101.DEF
	EX – 101.LAB
	EX – 101.PRE

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
CHEMED CORPORATION AND SUBSIDIARY COMPANIES
UNAUDITED CONSOLIDATED BALANCE SHEET
(in thousands, except share and per share data)

	March 31,	December 31,
	2013	2012
ASSETS
Current assets
Cash and cash equivalents	$72,956	$69,531
Accounts receivable less allowances of $11,933 (2012 - $10,892)	127,220	93,333
Inventories	6,559	7,058
Current deferred income taxes	14,816	13,659
Prepaid income taxes	2,159	2,643
Prepaid expenses	12,539	11,447
Total current assets	236,249	197,671
Investments of deferred compensation plans	39,144	36,089
Properties and equipment, at cost, less accumulated depreciation of $169,719 (2012 - $164,607)	90,374	91,934
Identifiable intangible assets less accumulated amortization of $30,791 (2012 - $30,414)	56,798	57,177
Goodwill	465,734	465,832
Other assets	11,110	10,923
Total Assets	$899,409	$859,626

LIABILITIES
Current liabilities
Accounts payable	$48,496	$48,472
Income taxes	12,912	4,938
Accrued insurance	43,041	40,654
Accrued compensation	38,552	45,457
Other current liabilities	17,917	17,301
Total current liabilities	160,918	156,822
Deferred income taxes	28,155	27,662
Long-term debt	177,004	174,890
Deferred compensation liabilities	38,481	35,599
Other liabilities	11,762	11,362
Total Liabilities	416,320	406,335

STOCKHOLDERS' EQUITY
Capital stock - authorized 80,000,000 shares $1 par; issued 31,956,848 shares (2012 - 31,589,366 shares)	31,957	31,589
Paid-in capital	457,790	437,364
Retained earnings	641,946	623,035
Treasury stock - 13,185,316 shares (2012 - 13,057,270)	(650,668)	(640,732)
Deferred compensation payable in Company stock	2,064	2,035
Total Stockholders' Equity	483,089	453,291
Total Liabilities and Stockholders' Equity	$899,409	$859,626

See accompanying notes to unaudited consolidated financial statements.

CHEMED CORPORATION AND SUBSIDIARY COMPANIES
UNAUDITED CONSOLIDATED STATEMENT OF INCOME
(in thousands, except per share data)

	Three Months Ended March 31,
	2013	2012
Service revenues and sales	$366,641	$352,943
Cost of services provided and goods sold (excluding depreciation)	264,307	257,445
Selling, general and administrative expenses	55,560	53,167
Depreciation	6,795	6,241
Amortization	1,127	1,113
Total costs and expenses	327,789	317,966
Income from operations	38,852	34,977
Interest expense	(4,094)	(3,617)
Other income - net	1,706	2,095
Income before income taxes	36,464	33,455
Income taxes	(14,186)	(13,010)
Net income	$22,278	$20,445

Earnings Per Share
Net income	$1.20	$1.08
Average number of shares outstanding	18,522	18,958

Diluted Earnings Per Share
Net income	$1.17	$1.06
Average number of shares outstanding	19,000	19,353

Cash Dividends Per Share	$0.18	$0.16

See accompanying notes to unaudited consolidated financial statements.

CHEMED CORPORATION AND SUBSIDIARY COMPANIES
UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOWS
(in thousands)

	Three Months Ended
	March 31,
	2013	2012
Cash Flows from Operating Activities
Net income	$22,278	$20,445
Adjustments to reconcile net income to net cash provided
by operating activities:
Depreciation and amortization	7,922	7,354
Deferred income taxes	(681)	(3,397)
Provision for uncollectible accounts receivable	2,967	2,245
Amortization of discount on convertible notes	2,114	1,975
Stock option expense	1,491	1,938
Noncash long-term incentive compensation	612	-
Changes in operating assets and liabilities, excluding
amounts acquired in business combinations:
Increase in accounts receivable	(36,706)	(34,949)
Decrease in inventories	499	200
Decrease/(increase) in prepaid expenses	(1,092)	1,833
Decrease in accounts payable and other current liabilities	(698)	(3,894)
Increase in income taxes	10,139	15,532
Increase in other assets	(3,071)	(3,654)
Increase in other liabilities	3,282	5,241
Excess tax benefit on share-based compensation	(1,891)	(797)
Other sources	976	309
Net cash provided by operating activities	8,141	10,381
Cash Flows from Investing Activities
Capital expenditures	(5,406)	(12,018)
Business combinations, net of cash acquired	-	(415)
Other sources	78	311
Net cash used by investing activities	(5,328)	(12,122)
Cash Flows from Financing Activities
Dividends paid	(3,367)	(3,072)
Capital stock surrendered to pay taxes on stock-based compensation	(3,389)	(1,431)
Proceeds from exercise of stock options	10,168	1,042
Excess tax benefit on share-based compensation	1,891	797
Increase/(decrease) in cash overdrafts payable	(3,165)	226
Debt issuance costs	(1,107)	-
Other sources/(uses)	(419)	312
Net cash provided/(used) by financing activities	612	(2,126)
Increase/(Decrease) in Cash and Cash Equivalents	3,425	(3,867)
Cash and cash equivalents at beginning of year	69,531	38,081
Cash and cash equivalents at end of period	$72,956	$34,214

See accompanying notes to unaudited consolidated financial statements.

CHEMED CORPORATION AND SUBSIDIARY COMPANIES
Notes to Unaudited Consolidated Financial Statements

1.     Basis of Presentation
As used herein, the terms "We," "Company" and "Chemed" refer to Chemed Corporation or Chemed Corporation and its consolidated subsidiaries.

We have prepared the accompanying unaudited consolidated financial statements of Chemed in accordance with Rule 10-01 of SEC Regulation S-X.  Consequently, we have omitted certain disclosures required under generally accepted accounting principles in the United States (“GAAP”) for complete financial statements. The December 31, 2012 balance sheet data were derived from audited financial statements but do not include all disclosures required by GAAP.  However, in our opinion, the financial statements presented herein contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly our financial position, results of operations and cash flows.  These financial statements are prepared on the same basis as and should be read in conjunction with the Consolidated Financial Statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2012.

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

As of March 31, 2013, VITAS has approximately $1.1 million in unbilled revenue included in accounts receivable (December 31, 2012 - $457,000).  The unbilled revenue at VITAS relates to hospice programs currently undergoing various patient file reviews.  Surveyors working on behalf of the U.S. Federal government review certain patient files for compliance with Medicare regulations.  During the time the patient file is under review, we are unable to bill for care provided to those patients.  We make appropriate provisions to reduce our accounts receivable balance for any governmental or other payer reviews resulting in denials of patient service revenue.  We believe our hospice programs comply with all payer requirements at the time of billing.  However, we cannot predict whether future billing reviews or similar audits by payers will result in material denials or reductions in revenue.

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

During the three-month period ended March 31, 2013, we reversed Medicare cap liability for amounts recorded in the fourth quarter of 2012 for three programs’ projected 2013 measurement period liability.  We reversed these amounts as improving admissions trends in these programs indicate that the liability had been eliminated.

Shown below is the Medicare cap liability activity for the periods ended (in thousands):

	March 31,
	2013	2012
Beginning balance January 1,	$1,261	$2,965
2013 measurement period	(873)	-
2012 measurement period	-	(2,577)
Ending balance March 31,	$388	$388

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

Three months ended
March 31,
2013	2012
$1,929	$2,250

3.     Segments
Service revenues and sales and after-tax earnings by business segment are as follows (in thousands):

	Three months ended
	March 31,
	2013	2012
Service Revenues and Sales
VITAS	$271,326	$260,847
Roto-Rooter	95,315	92,096
Total	$366,641	$352,943

After-tax Earnings
VITAS	$20,142	$19,627
Roto-Rooter	9,624	7,496
Total	29,766	27,123
Corporate	(7,488)	(6,678)
Net income	$22,278	$20,445

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

4.     Earnings per Share
Earnings per share (“EPS”) are computed using the weighted average number of shares of capital stock outstanding.  Earnings and diluted earnings per share are computed as follows (in thousands, except per share data):

		Net Income
For the Three Months Ended March 31,		Income	Shares	Earnings per Share
2013
	Earnings	$22,278	18,522	$1.20
	Dilutive stock options	-	371
	Nonvested stock awards	-	107
	Diluted earnings	$22,278	19,000	$1.17

2012
	Earnings	$20,445	18,958	$1.08
	Dilutive stock options	-	304
	Nonvested stock awards	-	91
	Diluted earnings	$20,445	19,353	$1.06

For the three-month period ended March 31, 2013, 11,000 stock options were excluded from the computation of diluted earnings per share because they would have been anti-dilutive. For the three-month period ended March 31, 2012, 1.4 million stock options were excluded from the computation of diluted earnings per share.

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

The following table provides examples of how changes in our stock price impact the number of shares that would be included in our diluted earnings per share calculation at March 31, 2013.  It also shows the impact on the number of shares issuable upon conversion of the Notes and settlement of the purchased call options and sold warrants:

	Shares		Total Treasury	Shares Due	Incremental
	Underlying 1.875%		Method	to the Company	Shares Issued/
Share	Convertible	Warrant	Incremental	under Notes	(Received) by the Company
Price	Notes	Shares	Shares (a)	Hedges	upon Conversion (b)
$80.73	52,828	-	52,828	(56,514)	(3,686)
$90.73	308,071	-	308,071	(329,565)	(21,494)
$100.73	512,635	-	512,635	(548,402)	(35,767)
$110.73	680,251	121,055	801,306	(727,713)	73,593
$120.73	820,100	320,910	1,141,010	(877,319)	263,691
$130.73	938,554	490,190	1,428,744	(1,004,037)	424,707

a)	Represents the number of incremental shares that must be included in the calculation of fully diluted shares under U.S. GAAP.
b)	Represents the number of incremental shares to be issued by the Company upon conversion of the 1.875% Convertible Notes, assuming concurrent settlement of the note hedges and warrants.

5.     Long-Term Debt
On January 18, 2013, we replaced our existing credit agreement with our Revolving Credit Facility (“2013 Credit Agreement”).  Terms of the 2013 Credit Agreement consist of a five-year, $350 million revolving credit facility.  This 2013 Credit Agreement has a floating interest rate that is currently LIBOR plus 125 basis points.  The 2013 Credit Agreement also includes a $150 million expansion feature.  Debt issuance costs associated with the existing credit agreement were not material.  With respect to the 2013 Credit Agreement, deferred financing costs are immaterial.  The 2013 Credit Agreement contains the following quarterly financial covenants:

Description	Requirement

Leverage Ratio (Consolidated Indebtedness/Consolidated Adj. EBITDA)	< 3.50 to 1.00

Fixed Charge Coverage Ratio (Consolidated Free Cash Flow/Consolidated Fixed Charges)	> 1.50 to 1.00

Annual Operating Lease Commitment	< $30.0 million

We are in compliance with all debt covenants as of March 31, 2013.  We have issued $29.2 million in standby letters of credit as of March 31, 2013 for insurance purposes.  Issued letters of credit reduce our available credit under the 2013 Credit Agreement.  As of March 31, 2013, we have approximately $320.8 million of unused lines of credit available and eligible to be drawn down under our revolving credit facility, excluding the $150 million expansion feature.

The following amounts are included in our consolidated balance sheet related to the Notes:

	March 31, 2013	December 31, 2012
Principal amount of convertible debentures	$186,956	$186,956
Unamortized debt discount	(9,952)	(12,066)
Carrying amount of convertible debentures	$177,004	$174,890
Additional paid in capital (net of tax)	$31,310	$31,310

The following amounts comprise interest expense included in our consolidated income statement (in thousands):

	Three months ended March 31,
	2013	2012
Cash interest expense	$1,200	$1,334
Non-cash amortization of debt discount	2,114	1,975
Amortization and write-off of debt costs	780	308
Total interest expense	$4,094	$3,617

The unamortized debt discount is being amortized using the effective interest method over the remaining life of the Notes.  The effective rate on the Notes is approximately 6.875% as of March 31, 2013.

6.     Other Income -- Net
Other income -- net comprises the following (in thousands):

	Three months ended March 31,
	2013	2012
Market value gains on assets held in deferred
compensation trust	$1,472	$2,133
Loss on disposal of property and equipment	(78)	(81)
Interest income	303	51
Other - net	9	(8)
Total other income - net	$1,706	$2,095

 7.    Stock-Based Compensation Plans
On February 20, 2013, the Compensation/Incentive Committee of the Board of Directors (“CIC”) approved a grant of 28,992 shares of restricted stock to certain key employees.  The restricted shares cliff vest four years from the date of issuance.  The cumulative compensation expense related to the restricted stock award is $2.3 million and will be recognized ratably over the 4 year vesting period.  We assumed no forfeitures in determining the cumulative compensation expense of the grant.

8.     Independent Contractor Operations
The Roto-Rooter segment sublicenses with 66 independent contractors to operate certain plumbing repair and drain cleaning businesses in lesser-populated areas of the United States and Canada.  We had notes receivable from our independent contractors as of March 31, 2013 totaling $1.3 million (December 31, 2012 - $1.3 million).  In most cases these loans are fully or partially secured by equipment owned by the contractor.  The interest rates on the loans range from 0% to 8% per annum and the remaining terms of the loans range from 2 months to 5 years at March 31, 2013.  We recorded the following from our independent contractors (in thousands):

	Three months ended March 31,
	2013	2012
Revenues	$8,210	$6,682
Pretax profits	4,258	3,082

9.     Retirement Plans
All of the Company’s plans that provide retirement and similar benefits are defined contribution plans.  These expenses include the impact of market gains and losses on assets held in deferred compensation plans.  Expenses for the Company’s pension and profit-sharing plans, excess benefit plans and other similar plans are as follows (in thousands):

Three months ended March 31,
2013	2012
$4,296	$4,695

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

VITAS is party to a class action lawsuit filed in the Superior Court of California, Los Angeles County in September 2006 by Bernadette Santos, Keith Knoche and Joyce White, Bernadette Santos, et al. v. Vitas Healthcare Corporation of California, BC359356.  This case alleges failure to pay overtime and failure to provide meal and rest periods to a purported class of California admissions nurses, chaplains and sales representatives.  The case seeks payment of penalties, interest and Plaintiffs’ attorney fees.  We contest these allegations.  In December 2009, the trial court denied Plaintiffs’ motion for class certification.  In July 2011, the Court of Appeals affirmed denial of class certification on the travel time, meal and rest period claims, and reversed the trial court’s denial on the off-the-clock and sales representation exemption claims.  Plaintiffs filed an appeal of this decision.  In September 2012, in response to an order of reconsideration, the Court of Appeals reiterated its previous rulings.  In March 2013, the Court granted summary judgment dismissing the sales representatives’ claims as they are exempt employees.

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

In May 2009, VITAS received an administrative subpoena from the U.S. Department of Justice requesting that VITAS deliver to the OIG various categories of documents for its headquarters and Texas programs from January 1, 2003 through the date of the subpoena.  The requested categories included policy and procedure manuals and information concerning Medicare and Medicaid billing and the provision of hospice services; patient medical records; information concerning business plans, strategies, and results and VITAS’s affiliated entities and referral sources; and certain information concerning employees and their compensation.  In August 2009, the OIG selected medical records for 59 past and current patients from a Texas program for review.  In September 2010, VITAS received a second administrative subpoena from the Department of Justice seeking electronic documents of 10 current and former employees.  In April 2011, the U.S. Attorney provided the Company with a copy of a qui tam complaint filed under seal in the U.S. District Court for the Northern District of Texas, United States, et al. ex rel. Rehfeldt v. Vitas Healthcare Corp., 3:09-cv-0203.  In November 2011, the complaint was unsealed.  The U.S. Attorney and the Attorney General for the State of Texas filed notices in November 2011 stating that they had decided not to intervene in the case at that time but indicating that they continue to investigate the allegations.  The complaint asserts violations of the federal False Claims Act and the Texas Medicaid Fraud Prevention Act based on the alleged admission and re-certification of ineligible patients, conspiracy to admit ineligible patients, and backdating patient revocations.  The suit was brought by Michael Rehfeldt, a former general manager of VITAS’s San Antonio program, against VITAS, the San Antonio program’s former Regional Vice-President, Keith Becker, and former Medical Director, Justo Cisneros, and their respective then-current employers: Wellmed Medical Management, Care Level Management, LLC, Inspiris Hospice, LLC, and Inspiris, Inc.  The plaintiff dismissed all claims against their then-current employers in March and April of 2012.  In April 2013, the plaintiff voluntarily dismissed the complaint without prejudice.

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

In June 2011, the U.S. Attorney provided the Company with a partially unsealed qui tam complaint filed under seal in the U.S. District Court for the Western District of Texas, United States, et al. ex rel. Urick v. Vitas HME Solutions, Inc. et al., 5:08-cv-0663.  The U.S. Attorney filed a notice in May 2012 stating that it had decided not to intervene in the case at that time but indicating that it continues to investigate the allegations.  In June 2012, the complaint was unsealed.  The complaint asserts violations of the federal False Claims Act and the Texas Medicaid Fraud Prevention Act based on allegations of a conspiracy to submit to Medicare and Medicaid false claims involving hospice services for ineligible patients, unnecessary medical supplies, failing to satisfy certain prerequisites for payment, and altering patient records, including backdating patient revocations.  The suit was brought by Barbara Urick, a registered nurse in VITAS’s San Antonio program, against VITAS, certain of its affiliates, and several former VITAS employees, including physicians Justo Cisneros and Antonio Cavasos and nurses Sally Schwenk, Diane Anest, and Edith Reed.  In September 2012, the plaintiff dismissed all claims against the individual defendants.  The complaint was served on the VITAS entities on April 12, 2013.

Also in June 2011, the U.S. Attorney provided the Company with a partially unsealed qui tam complaint filed under seal in the U.S. District Court for the Northern District of Illinois, United States, et al. ex rel. Spottiswood v. Chemed Corp., 1:07-cv-4566.  In April 2012, the complaint was unsealed.  The U.S. Attorney and Attorney General for the State of Illinois filed notices in April and May 2012, respectively, stating that they had decided not to intervene in the case at that time but indicating that they continue to investigate the allegations.  Plaintiff filed an amended complaint in November 2012.  The complaint asserts violations of the federal False Claims Act and the Illinois Whistleblower Reward and Protection Act based on allegations that VITAS fraudulently billed Medicare and Medicaid for providing unwarranted continuous care services.  The suit was brought by Laura Spottiswood, a former part-time pool registered nurse at VITAS, against Chemed, VITAS, and a VITAS affiliate.  The complaint was served on the defendants on    April 12, 2013.

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

In September 2012, VITAS received an administrative subpoena from OIG seeking production of medical records for 102 patients in 10 states who received continuous care between 2004 and 2009.  In December 2012, it received a second such administrative subpoena from the OIG seeking medical records for 103 patients who received continuous care between 2009 and 2012.  We are conferring with the OIG regarding those requests.

The costs to comply with these investigations were not material for any period presented.  Regardless of the outcome of any of the preceding matters, responding to the subpoenas and dealing with the various regulatory agencies can adversely affect us through defense costs, diversion of management time, and related publicity.

11.  Concentration of Risk
VITAS has pharmacy services agreements ("Agreements") with Omnicare, Inc. and its subsidiaries (“OCR”) whereby OCR provides specified pharmacy services for VITAS and its hospice patients in geographical areas served by both VITAS and OCR.  The Agreements renew automatically for one-year terms.  Either party may cancel the Agreements at the end of any term by giving 90 days prior written notice.  VITAS made purchases from OCR of $9.6 million and $10.0 million for the three months ended March 31, 2013 and 2012, respectively.  For the three month periods ending March 31, 2013 and 2012, respectively, purchases from this vendor represent over 90% of all pharmacy services used by VITAS.

12.  Cash Overdrafts and Cash Equivalents
Included in accounts payable at March 31, 2013 is cash overdrafts payable of $9.1 million (December 31, 2012 - $12.2 million).

From time to time throughout the year, we invest excess cash in money market funds with major commercial banks. We closely monitor the creditworthiness of the institutions with which we invest our overnight funds.  We had $52.8 million in cash equivalents as of March 31, 2013.  There was $56.6 million in cash equivalents as of December 31, 2012.  The weighted average rate of return for our cash equivalents was 0.1% for March 31, 2013 and 0.2% for December 31, 2012.

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

The following shows the carrying value, fair value and the hierarchy for our financial instruments as of March 31, 2013 (in thousands):

		Fair Value Measure
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Mutual fund investments of deferred
compensation plans held in trust	$39,144	$39,144	$-	$-
Long-term debt	177,004	205,545	-	-

The following shows the carrying value, fair value and the hierarchy for our financial instruments as of December 31, 2012 (in thousands):

		Fair Value Measure
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Mutual fund investments of deferred
compensation plans held in trust	$36,089	$36,089	$-	$-
Long-term debt	174,890	197,874	-	-

For cash and cash equivalents, accounts receivable and accounts payable, the carrying amount is a reasonable estimate of fair value because of the liquidity and short-term nature of these instruments.

14.  Capital Stock Repurchase Plan Transactions
We did not repurchase any capital stock for the three-months ended March 31, 2013 and 2012.  In February 2013, the Board of Directors authorized an additional $100 million for stock repurchase under Chemed’s existing share repurchase program. We currently have $114.7 million of authorization remaining under this share repurchase plan.

15.  Subsequent Events
Effective April 1, 2013 Medicare reduced hospice reimbursement rates for Medicare beneficiaries 2.0%.  This reduction impacts approximately 91.2% of VITAS’ revenue base.

16.  Guarantor Subsidiaries
Our 1.875% Notes are fully and unconditionally guaranteed on an unsecured, jointly, and severally liable basis by certain of our 100% owned subsidiaries.  The following unaudited, condensed, consolidating financial data presents the composition of the parent company (Chemed), the guarantor subsidiaries and the non-guarantor subsidiaries as of March 31, 2013 and December 31, 2012 for the balance sheet, the three months ended March 31, 2013 and March 31, 2012 for the income statement and the three months ended March 31, 2013 and March 31, 2012 for the statement of cash flows (dollars in thousands):

March 31, 2013		Guarantor	Non-Guarantor	Consolidating
	Parent	Subsidiaries	Subsidiaries	Adjustments	Consolidated
ASSETS
Cash and cash equivalents	$62,174	$2,588	$8,194	$-	$72,956
Accounts receivable, including intercompany	1,373	462,614	904	(337,671)	127,220
Inventories	-	5,929	630	-	6,559
Current deferred income taxes	-	15,943	281	(1,408)	14,816
Prepaid income taxes	9,402	-	-	(7,243)	2,159
Prepaid expenses	459	11,908	172	-	12,539
Total current assets	73,408	498,982	10,181	(346,322)	236,249
Investments of deferred compensation plans	-	-	39,144	-	39,144
Properties and equipment, at cost, less accumulated depreciation	10,755	77,039	2,580	-	90,374
Identifiable intangible assets less accumulated amortization	-	56,798	-	-	56,798
Goodwill	-	461,277	4,457	-	465,734
Other assets	17,827	1,869	14,768	(23,354)	11,110
Investments in subsidiaries	895,885	24,721	-	(920,606)	-
Total assets	$997,875	$1,120,686	$71,130	$(1,290,282)	$899,409
LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable, including intercompany	$327,166	$54,770	$4,231	$(337,671)	$48,496
Income taxes	-	16,662	3,493	(7,243)	12,912
Accrued insurance	1,808	41,233	-	-	43,041
Accrued compensation	1,035	37,102	415	-	38,552
Other current liabilities	4,613	14,366	346	(1,408)	17,917
Total current liabilities	334,622	164,133	8,485	(346,322)	160,918
Deferred income taxes	-	51,509	-	(23,354)	28,155
Long-term debt	177,004	-	-	-	177,004
Deferred compensation liabilities	-	-	38,481	-	38,481
Other liabilities	3,160	7,748	854	-	11,762
Stockholders' equity	483,089	897,296	23,310	(920,606)	483,089
Total liabilities and stockholders' equity	$997,875	$1,120,686	$71,130	$(1,290,282)	$899,409

December 31, 2012		Guarantor	Non-Guarantor	Consolidating
	Parent	Subsidiaries	Subsidiaries	Adjustments	Consolidated
ASSETS
Cash and cash equivalents	$56,342	$4,674	$8,515	$-	$69,531
Accounts receivable, including intercompany	925	427,341	889	(335,822)	93,333
Inventories	-	6,505	553	-	7,058
Current deferred income taxes	-	14,633	173	(1,147)	13,659
Prepaid income taxes	4,043	-	-	(1,400)	2,643
Prepaid expenses	564	10,656	227	-	11,447
Total current assets	61,874	463,809	10,357	(338,369)	197,671
Investments of deferred compensation plans	-	-	36,089	-	36,089
Properties and equipment, at cost, less accumulated depreciation	10,984	78,236	2,714	-	91,934
Identifiable intangible assets less accumulated amortization	-	57,177	-	-	57,177
Goodwill	-	461,277	4,555	-	465,832
Other assets	19,025	2,005	13,797	(23,904)	10,923
Investments in subsidiaries	874,692	24,298	-	(898,990)	-
Total assets	$966,575	$1,086,802	$67,512	$(1,261,263)	$859,626
LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable, including intercompany	$325,916	$53,934	$4,444	$(335,822)	$48,472
Income taxes	1,019	3,816	1,503	(1,400)	4,938
Accrued insurance	1,339	39,315	-	-	40,654
Accrued compensation	4,119	40,891	447	-	45,457
Other current liabilities	2,786	13,903	1,759	(1,147)	17,301
Total current liabilities	335,179	151,859	8,153	(338,369)	156,822
Deferred income taxes	-	51,566	-	(23,904)	27,662
Long-term debt	174,890	-	-	-	174,890
Deferred compensation liabilities	-	-	35,599	-	35,599
Other liabilities	3,215	7,352	795	-	11,362
Stockholders' equity	453,291	876,025	22,965	(898,990)	453,291
Total liabilities and stockholders' equity	$966,575	$1,086,802	$67,512	$(1,261,263)	$859,626

For the three months ended March 31, 2013		Guarantor	Non-Guarantor	Consolidating
	Parent	Subsidiaries	Subsidiaries	Adjustments	Consolidated
Continuing Operations
Service revenues and sales	$-	$359,056	$7,585	$-	$366,641
Cost of services provided and goods sold	-	259,977	4,330	-	264,307
Selling, general and administrative expenses	5,872	46,572	3,116	-	55,560
Depreciation	240	6,325	230	-	6,795
Amortization	482	645	-	-	1,127
Other operating expenses	-	-	-	-	-
Total costs and expenses	6,594	313,519	7,676	-	327,789
Income/ (loss) from operations	(6,594)	45,537	(91)	-	38,852
Interest expense	(3,975)	(105)	(14)	-	(4,094)
Other (expense)/income - net	4,273	(4,035)	1,468	-	1,706
Income/ (loss) before income taxes	(6,296)	41,397	1,363	-	36,464
Income tax (provision)/ benefit	2,133	(15,817)	(502)	-	(14,186)
Equity in net income of subsidiaries	26,441	910	-	(27,351)	-
Net income	$22,278	$26,490	$861	$(27,351)	$22,278

For the three months ended March 31, 2012		Guarantor	Non-Guarantor	Consolidating
	Parent	Subsidiaries	Subsidiaries	Adjustments	Consolidated
Continuing Operations
Service revenues and sales	$-	$345,614	$7,329	$-	$352,943
Cost of services provided and goods sold	-	253,427	4,018	-	257,445
Selling, general and administrative expenses	5,196	44,347	3,624	-	53,167
Depreciation	234	5,790	217	-	6,241
Amortization	469	644	-	-	1,113
Total costs and expenses	5,899	304,208	7,859	-	317,966
Income/ (loss) from operations	(5,899)	41,406	(530)	-	34,977
Interest expense	(3,433)	(169)	(15)	-	(3,617)
Other (expense)/income - net	4,406	(4,441)	2,130	-	2,095
Income/ (loss) before income taxes	(4,926)	36,796	1,585	-	33,455
Income tax (provision)/ benefit	1,581	(13,964)	(627)	-	(13,010)
Equity in net income of subsidiaries	23,790	982	-	(24,772)	-
Net income	$20,445	$23,814	$958	$(24,772)	$20,445

For the three months ended March 31, 2013		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Consolidated
Cash Flow from Operating Activities:
Net cash provided by operating activities	$(4,511)	$12,302	$350	$8,141
Cash Flow from Investing Activities:
Capital expenditures	(10)	(5,278)	(118)	(5,406)
Business combinations, net of cash acquired	-	-	-	-
Other sources/(uses) - net	(16)	71	23	78
Net cash used by investing activities	(26)	(5,207)	(95)	(5,328)
Cash Flow from Financing Activities:
Change in cash overdrafts payable	(554)	(2,611)	-	(3,165)
Change in intercompany accounts	6,731	(6,570)	(161)	-
Dividends paid to shareholders	(3,367)	-	-	(3,367)
Debt issuance costs	(1,107)	-	-	(1,107)
Capital stock surrendered to pay taxes on stock-based compensation	(3,389)	-	-	(3,389)
Proceeds from exercise of stock options	10,168	-	-	10,168
Realized excess tax benefit on share based compensation	1,891	-	-	1,891
Other sources/(uses) - net	(4)	-	(415)	(419)
Net cash provided/(used) by financing activities	10,369	(9,181)	(576)	612
Net increase in cash and cash equivalents	5,832	(2,086)	(321)	3,425
Cash and cash equivalents at beginning of year	56,342	4,674	8,515	69,531
Cash and cash equivalents at end of period	$62,174	$2,588	$8,194	$72,956

For the three months ended March 31, 2012		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Consolidated
Cash Flow from Operating Activities:
Net cash provided by operating activities	$(5,365)	$14,625	$1,121	$10,381
Cash Flow from Investing Activities:
Capital expenditures	(14)	(11,664)	(340)	(12,018)
Business combinations, net of cash acquired	-	(415)	-	(415)
Other sources/(uses) - net	220	113	(22)	311
Net cash used by investing activities	206	(11,966)	(362)	(12,122)
Cash Flow from Financing Activities:
Capital stock surrendered to pay taxes on stock-based compensation	(1,431)	-	-	(1,431)
Change in cash overdrafts payable	(46)	272	-	226
Change in intercompany accounts	1,607	(841)	(766)	-
Proceeds from exercise of stock options	1,042	-	-	1,042
Dividends paid to shareholders	(3,072)	-	-	(3,072)
Debt issuance costs	-	-	-	-
Realized excess tax benefit on share based compensation	797	-	-	797
Other sources/(uses) - net	(4)	-	316	312
Net cash used by financing activities	(1,107)	(569)	(450)	(2,126)
Net increase/(decrease) in cash and cash equivalents	(6,266)	2,090	309	(3,867)
Cash and cash equivalents at beginning of year	32,470	(1,422)	7,033	38,081
Cash and cash equivalents at end of period	$26,204	$668	$7,342	$34,214

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

The following is a summary of the key operating results (in thousands except per share amounts):

	Three months ended March 31,
	2013	2012
Service revenues and sales	$366,641	$352,943
Net income	$22,278	$20,445
Diluted EPS	$1.17	$1.06
Adjusted EBITDA	$51,296	$46,340
Adjusted EBITDA as a % of revenue	14.0%	13.1%

Earnings before interest, taxes and depreciation and amortization (“EBITDA”) and Adjusted EBITDA are not measures derived in accordance with GAAP.  We use Adjusted EBITDA as a measure of earnings for our long-term incentive plan awards.  We provide EBITDA and Adjusted EBITDA to help readers evaluate our operating results, compare our operating performance with that of similar companies that have different capital structures and help evaluate our ability to meet future debt service, capital expenditure and working capital requirements.  Our EBITDA and Adjusted EBITDA should not be considered in isolation or as a substitute for comparable measures presented in accordance with GAAP.  A reconciliation of our net income to our EBITDA and Adjusted EBITDA is presented on page 25.

For the three months ended March 31, 2013, the increase in consolidated service revenues and sales was driven by a 4.0% increase at VITAS and a 3.5% increase at Roto-Rooter.  The increase in service revenues at VITAS was a result of increased average daily census (“ADC”) of 5.3%, driven by an increase in admissions of 5.0%, increased discharges of 4.0% and Medicare price increases of approximately 0.9%.  The increase in service revenues at Roto-Rooter was driven by a 0.1% increase in job count as well as a 2.2% increase in price and mix shift.  Consolidated net income increased 9.0%.  Diluted EPS increased 10.4% as a result of the increase in net income and a lower number of shares outstanding.  Adjusted EBITDA as a percent of revenue increased 86 basis points mainly as a result of improved margins at Roto-Rooter.  See page 26 for additional VITAS operating metrics.

Effective April 1, 2013 Medicare reduced hospice reimbursement rates for Medicare beneficiaries 2.0%.  This reduction impacts approximately 91.2% of VITAS’ revenue base.  VITAS expects to achieve full-year 2013 revenue growth, prior to Medicare cap, of 4.5% to 5.5%.  Admissions are estimated to increase approximately 5.0% to 6.0%.  Adjusted EBITDA margin, prior to Medicare cap, is estimated to be 13.8% to 14.2%.  Roto-Rooter expects full-year 2013 revenue of 2.5% to 4.0%.  The revenue estimate is a result of increased pricing of approximately 1.5%, a favorable mix shift to higher revenue jobs, with job count estimated to increase 0.1% to 0.5%.  Adjusted EBITDA margin for 2013 is estimated to be in the range of 18.0% to 19.5%.  We anticipate that our operating income and cash flows will be sufficient to operate our businesses and meet any commitments for the foreseeable future.

Financial Condition
Liquidity and Capital Resources
Material changes in the balance sheet accounts from December 31, 2012 to March 31, 2013 include the following:

●	A $33.9 million increase in accounts receivable related to the timing of receipts.
●	A $8.0 million increase in income taxes due to timing of payments.
●	A $6.9 million decrease in accrued compensation related to the timing of payments of incentive compensation.

Net cash provided by operating activities decreased by $2.2 million.  Management continually evaluates cash utilization alternatives, including share repurchase, debt repurchase, acquisitions and increased dividends to determine the most beneficial use of available capital resources.

We have issued $29.2 million in standby letters of credit as of March 31, 2013, for insurance purposes.  Issued letters of credit reduce our available credit under the revolving credit agreement.  As of March 31, 2013, we have approximately $320.8 million of unused lines of credit available and eligible to be drawn down under our revolving credit facility, excluding the $150 million expansion feature. Management believes its liquidity and sources of capital are satisfactory for the Company’s needs in the foreseeable future.

Commitments and Contingencies
Collectively, the terms of our credit agreements require us to meet various financial covenants, to be tested quarterly.  We are in compliance with all financial and other debt covenants as of March 31, 2013 and anticipate remaining in compliance throughout 2013.

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

VITAS is party to a class action lawsuit filed in the Superior Court of California, Los Angeles County in September 2006 by Bernadette Santos, Keith Knoche and Joyce White, Bernadette Santos, et al. v. Vitas Healthcare Corporation of California, BC359356.  This case alleges failure to pay overtime and failure to provide meal and rest periods to a purported class of California admissions nurses, chaplains and sales representatives.  The case seeks payment of penalties, interest and Plaintiffs’ attorney fees.  We contest these allegations.  In December 2009, the trial court denied Plaintiffs’ motion for class certification.  In July 2011, the Court of Appeals affirmed denial of class certification on the travel time, meal and rest period claims, and reversed the trial court’s denial on the off-the-clock and sales representation exemption claims.  Plaintiffs filed an appeal of this decision.  In September 2012, in response to an order of reconsideration, the Court of Appeals reiterated its previous rulings.  In March 2013, the court granted summary judgment dismissing the sales representatives claims as they are exempt employees.

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

In May 2009, VITAS received an administrative subpoena from the U.S. Department of Justice requesting that VITAS deliver to the OIG various categories of documents for its headquarters and Texas programs from January 1, 2003 through the date of the subpoena.  The requested categories included policy and procedure manuals and information concerning Medicare and Medicaid billing and the provision of hospice services; patient medical records; information concerning business plans, strategies, and results and VITAS’s affiliated entities and referral sources; and certain information concerning employees and their compensation.  In August 2009, the OIG selected medical records for 59 past and current patients from a Texas program for review.  In September 2010, VITAS received a second administrative subpoena from the Department of Justice seeking electronic documents of 10 current and former employees.  In April 2011, the U.S. Attorney provided the Company with a copy of a qui tam complaint filed under seal in the U.S. District Court for the Northern District of Texas, United States, et al. ex rel. Rehfeldt v. Vitas Healthcare Corp., 3:09-cv-0203.  In November 2011, the complaint was unsealed.  The U.S. Attorney and the Attorney General for the State of Texas filed notices in November 2011 stating that they had decided not to intervene in the case at that time but indicating that they continue to investigate the allegations.  The complaint asserts violations of the federal False Claims Act and the Texas Medicaid Fraud Prevention Act based on the alleged admission and re-certification of ineligible patients, conspiracy to admit ineligible patients, and backdating patient revocations.  The suit was brought by Michael Rehfeldt, a former general manager of VITAS’s San Antonio program, against VITAS, the San Antonio program’s former Regional Vice-President, Keith Becker, and former Medical Director, Justo Cisneros, and their respective then-current employers: Wellmed Medical Management, Care Level Management, LLC, Inspiris Hospice, LLC, and Inspiris, Inc.  The plaintiff dismissed all claims against their then-current employers in March and April of 2012.  In April 2013, the plaintiff voluntarily dismissed the complaint without prejudice.

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

In June 2011, the U.S. Attorney provided the Company with a partially unsealed qui tam complaint filed under seal in the U.S. District Court for the Western District of Texas, United States, et al. ex rel. Urick v. Vitas HME Solutions, Inc. et al., 5:08-cv-0663.  The U.S. Attorney filed a notice in May 2012 stating that it had decided not to intervene in the case at that time but indicating that it continues to investigate the allegations.  In June 2012, the complaint was unsealed.  The complaint asserts violations of the federal False Claims Act and the Texas Medicaid Fraud Prevention Act based on allegations of a conspiracy to submit to Medicare and Medicaid false claims involving hospice services for ineligible patients, unnecessary medical supplies, failing to satisfy certain prerequisites for payment, and altering patient records, including backdating patient revocations.  The suit was brought by Barbara Urick, a registered nurse in VITAS’s San Antonio program, against VITAS, certain of its affiliates, and several former VITAS employees, including physicians Justo Cisneros and Antonio Cavasos and nurses Sally Schwenk, Diane Anest, and Edith Reed.  In September 2012, the plaintiff dismissed all claims against the individual defendants.  The complaint was served on the VITAS entities on April 12, 2013.

Also in June 2011, the U.S. Attorney provided the Company with a partially unsealed qui tam complaint filed under seal in the U.S. District Court for the Northern District of Illinois, United States, et al. ex rel. Spottiswood v. Chemed Corp., 1:07-cv-4566.  In April 2012, the complaint was unsealed.  The U.S. Attorney and Attorney General for the State of Illinois filed notices in April and May 2012, respectively, stating that they had decided not to intervene in the case at that time but indicating that they continue to investigate the allegations.  Plaintiff filed an amended complaint in November 2012.  The complaint asserts violations of the federal False Claims Act and the Illinois Whistleblower Reward and Protection Act based on allegations that VITAS fraudulently billed Medicare and Medicaid for providing unwarranted continuous care services.  The suit was brought by Laura Spottiswood, a former part-time pool registered nurse at VITAS, against Chemed, VITAS, and a VITAS affiliate.  The complaint was served on the defendants on April 12, 2013.

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

In September 2012, VITAS received an administrative subpoena from OIG seeking production of medical records for 102 patients in 10 states who received continuous care between 2004 and 2009.  In December 2012, it received a second such administrative subpoena from the OIG seeking medical records for 103 patients who received continuous care between 2009 and 2012.  We are conferring with the OIG regarding those requests.

The costs to comply with these investigations were not material for any period presented.  Regardless of the outcome of any of the preceding matters, responding to the subpoenas and dealing with the various regulatory agencies can adversely affect us through defense costs, diversion of management time, and related publicity.

Results of Operations
Three months ended March 31, 2013 versus  2012 - Consolidated Results
Our service revenues and sales for the first quarter of 2013 increased 3.9% versus services and sales revenues for the first quarter of 2012.  Of this increase, $10.5 million was attributable to VITAS as well as a $3.2 million increase at Roto-Rooter.  The following chart shows the components of those changes (in thousands):

	Increase/(Decrease)
	Amount	Percent
VITAS
Routine homecare	$10,063	5.4
Continuous care	2,804	6.6
General inpatient	(684)	(2.3)
Medicare cap	(1,704)	(66.1)
Roto-Rooter
Plumbing	(390)	(0.9)
Drain cleaning	2,606	7.4
Contractor operations	1,528	22.9
HVAC operations	(544)	(100.0)
Other	19	0.3
Total	$13,698	3.9

The increase in VITAS’ revenues for the first quarter of 2013 versus the first quarter of 2012 was a result of increased ADC of 5.3% driven by an increase in admissions of 5.0%, increased discharges of 4.0% and Medicare reimbursement rate increases of approximately 0.9%.  In the first quarter of 2013, VITAS recorded a positive revenue adjustment of $0.9 million related to eliminating the Medicare Cap billing limitation recorded in the fourth quarter of 2012.  This compares with $2.6 million of additional revenue recorded in the first quarter of 2012.  The ADC increase was driven by a 5.4% increase in routine homecare, an increase of 7.8% in continuous care and a decrease of 0.8% in general inpatient.  In excess of 90% of VITAS’ service revenues for the period were from Medicare and Medicaid.

The decrease in plumbing revenues for the first quarter of 2013 versus 2012 is attributable to a 4.2% decrease in job count offset by a 2.1% increase in the average price per job.  Drain cleaning revenues for the first quarter of 2013 versus 2012 reflect a 3.0% increase in the number of jobs perfomed as well as a 4.3% increase in the price per job.  Contractor operations revenue increased 22.9% for the first quarter of 2013 due to four acquisitions that were completed in 2012 as well as improved operating conditions.  HVAC operations decreased as a result of the shut-down of Roto-Rooter’s one remaining HVAC operation during the third quarter of 2012.  The Other category was essentially flat when compared to the first quarter of 2012.

The consolidated gross margin was 27.9% in the first quarter of 2013 as compared with 27.1% in the first quarter of 2012.  On a segment basis, VITAS’ gross margin was 21.4% in the first quarter of 2013 and 21.2% in the first quarter of 2012.  The Roto-Rooter segment’s gross margin was 46.3% for the first quarter of 2013 as compared with 43.7% for the first quarter of 2012.  The increase in Roto-Rooter’s gross margin is the result of higher revenue, lower health care and casualty insurance costs and reduced field operating expenses.

Selling, general and administrative expenses (“SG&A”) comprise (in thousands):

	Three months ended March 31,
	2013	2012
SG&A expenses before the impact of market gains of deferred compensation
plans, long-term incentive compensation, and OIG investigation expenses	$52,437	$50,963
Long-term incentive compensation	612	-
Expenses related to OIG investigation	1,039	71
Impact of market value gains on liabilities held in
deferred compensation trusts	1,472	2,133
Total SG&A expenses	$55,560	$53,167

Normal salary increases and revenue related expense increases between periods account for the 2.9% increase in SG&A expenses before long-term incentive compensation, expenses related to OIG investigation and the impact of market gains of deferred compensation plans.

Interest expense increased 13.2% between periods primarily as a result of the increase in amortization of bond discount expense and the increase in deferred debt issuance costs resulting from the 2013 Credit Agreement.

Other income - net comprise (in thousands):

	Three months ended March 31,
	2013	2012
Market value gains on assets held in deferred
compensation trusts	$1,472	$2,133
Loss on disposal of property and equipment	(78)	(81)
Interest income	303	51
Other	9	(8)
Total other income - net	$1,706	$2,095

Our effective income tax rate was 38.9% in the first quarter of 2013 and in the first quarter of 2012.

Net income for both periods included the following after-tax items/adjustments that reduced after-tax earnings (in thousands):

	Three months ended March 31,
	2013	2012
VITAS
Legal expenses of OIG investigation	$(644)	$(44)
Roto-Rooter
Expenses of severance arrangements	(184)	-
Expenses of class action litigation	(86)	(393)
Acquisition expenses	-	(9)
Corporate
Stock option expense	(943)	(1,225)
Noncash impact of change in accounting for convertible debt	(1,323)	(1,224)
Long-term incentive compensation	(387)	-
Loss on extinguishment of debt	(294)	-
Expenses of securities litigation	(1)	-
Total	$(3,862)	$(2,895)

Three months ended March 31, 2013 versus 2012 - Segment Results

The change in after-tax earnings for the first quarter of 2013 versus the first quarter of 2012 is due to (in thousands):

	Increase/(Decrease)
	Amount	Percent
VITAS	$515	2.6
Roto-Rooter	2,128	28.4
Corporate	(810)	(12.1)
	$1,833	9.0

CHEMED CORPORATION AND SUBSIDIARY COMPANIES
CONSOLIDATING STATEMENT OF INCOME
FOR THE THREE MONTHS ENDED MARCH 31, 2013
(in thousands)(unaudited)

				Chemed
	VITAS	Roto-Rooter	Corporate	Consolidated
2013 (a)
Service revenues and sales	$271,326	$95,315	$-	$366,641
Cost of services provided and goods sold	213,160	51,147	-	264,307
Selling, general and administrative expenses	21,604	26,662	7,294	55,560
Depreciation	4,514	2,147	134	6,795
Amortization	491	154	482	1,127
Total costs and expenses	239,769	80,110	7,910	327,789
Income/(loss) from operations	31,557	15,205	(7,910)	38,852
Interest expense	(46)	(59)	(3,989)	(4,094)
Intercompany interest income/(expense)	843	428	(1,271)	-
Other income/(expense)—net	221	(1)	1,486	1,706
Income/(expense) before income taxes	32,575	15,573	(11,684)	36,464
Income taxes	(12,433)	(5,949)	4,196	(14,186)
Net income/(loss)	$20,142	$9,624	$(7,488)	$22,278

(a) The following amounts are included in net income (in thousands):
				Chemed
	VITAS	Roto-Rooter	Corporate	Consolidated
Pretax benefit/(cost):
Stock option expense	$-	$-	$(1,491)	$(1,491)
Noncash impact of accounting for convertible debt	-	-	(2,091)	(2,091)
Long-term incentive compensation	-	-	(612)	(612)
Expenses of severance arrangements	-	(302)	-	(302)
Loss on extinguishment of debt	-	-	(465)	(465)
Expenses related to litigation settlements	-	(141)	-	(141)
Expenses related to securities litigation	-	-	(2)	(2)
Acquisition expenses	(1)	-	-	(1)
Expenses related to OIG investigation	(1,039)	-	-	(1,039)
Total	$(1,040)	$(443)	$(4,661)	$(6,144)

				Chemed
	VITAS	Roto-Rooter	Corporate	Consolidated
After-tax benefit/(cost):
Stock option expense	$-	$-	$(943)	$(943)
Noncash impact of accounting for convertible debt	-	-	(1,323)	(1,323)
Long-term incentive compensation	-	-	(387)	(387)
Expenses of severance arrangements	-	(184)	-	(184)
Loss on extinguishment of debt	-	-	(294)	(294)
Expenses related to litigation settlements	-	(86)	-	(86)
Expenses related to securities litigation	-	-	(1)	(1)
Expenses related to OIG investigation	(644)	-	-	(644)
Total	$(644)	$(270)	$(2,948)	$(3,862)

CHEMED CORPORATION AND SUBSIDIARY COMPANIES
CONSOLIDATING STATEMENT OF INCOME
FOR THE THREE MONTHS ENDED MARCH 31, 2012
(in thousands)(unaudited)

				Chemed
	VITAS	Roto-Rooter	Corporate	Consolidated
2012 (a)
Service revenues and sales	$260,847	$92,096	$-	$352,943
Cost of services provided and goods sold	205,620	51,825	-	257,445
Selling, general and administrative expenses	19,748	26,153	7,266	53,167
Depreciation	4,025	2,085	131	6,241
Amortization	490	154	469	1,113
Total costs and expenses	229,883	80,217	7,866	317,966
Income/(loss) from operations	30,964	11,879	(7,866)	34,977
Interest expense	(62)	(108)	(3,447)	(3,617)
Intercompany interest income/(expense)	755	395	(1,150)	-
Other income/(expense)—net	(31)	(20)	2,146	2,095
Income/(expense) before income taxes	31,626	12,146	(10,317)	33,455
Income taxes	(11,999)	(4,650)	3,639	(13,010)
Net income/(loss)	$19,627	$7,496	$(6,678)	$20,445

(a) The following amounts are included in net income (in thousands):
				Chemed
	VITAS	Roto-Rooter	Corporate	Consolidated
Pretax benefit/(cost):
Stock option expense	$-	$-	$(1,938)	$(1,938)
Noncash impact of accounting for convertible debt	-	-	(1,935)	(1,935)
Expenses of class action litigation	-	(647)	-	(647)
Acquisition expenses	-	(15)	-	(15)
Legal expenses of OIG investigation	(71)	-	-	(71)
Total	$(71)	$(662)	$(3,873)	$(4,606)

				Chemed
	VITAS	Roto-Rooter	Corporate	Consolidated
After-tax benefit/(cost):
Stock option expense	$-	$-	$(1,225)	$(1,225)
Noncash impact of accounting for convertible debt	-	-	(1,224)	(1,224)
Expenses of class action litigation	-	(393)	-	(393)
Acquisition expenses	-	(9)	-	(9)
Legal expenses of OIG investigation	(44)	-	-	(44)
Total	$(44)	$(402)	$(2,449)	$(2,895)

Consolidating Summary and Reconciliation of Adjusted EBITDA

Chemed Corporation and Subsidiary Companies
(in thousands)				Chemed
For the three months ended March 31, 2013	VITAS	Roto-Rooter	Corporate	Consolidated

Net income/(loss)	$20,142	$9,624	$(7,488)	$22,278
Add/(deduct):
Interest expense	46	59	3,989	4,094
Income taxes	12,433	5,949	(4,196)	14,186
Depreciation	4,514	2,147	134	6,795
Amortization	491	154	482	1,127
EBITDA	37,626	17,933	(7,079)	48,480
Add/(deduct):
Intercompany interest expense/(income)	(843)	(428)	1,271	-
Interest income	(246)	(42)	(15)	(303)
Legal expenses of OIG investigation	1,039	-	-	1,039
Acquisition expenses	1	-	-	1
Expenses of severance arrangments	-	302	-	302
Advertising cost adjustment	-	(469)	-	(469)
Expenses related to litigation settlements	-	141	-	141
Long-term incentive compensatin	-	-	612	612
Stock option expense	-	-	1,491	1,491
Expenses of securities litigation	-	-	2	2
Adjusted EBITDA	$37,577	$17,437	$(3,718)	$51,296

				Chemed
For the three months ended March 31, 2012	VITAS	Roto-Rooter	Corporate	Consolidated

Net income/(loss)	$19,627	$7,496	$(6,678)	$20,445
Add/(deduct):
Interest expense	62	108	3,447	3,617
Income taxes	11,999	4,650	(3,639)	13,010
Depreciation	4,025	2,085	131	6,241
Amortization	490	154	469	1,113
EBITDA	36,203	14,493	(6,270)	44,426
Add/(deduct):
Intercompany interest expense/(income)	(755)	(395)	1,150	-
Interest income	(30)	(8)	(13)	(51)
Legal expenses of OIG investigation	71	-	-	71
Acquisition expenses	-	15	-	15
Advertising cost adjustment	-	(706)	-	(706)
Expenses related to litigation settlements	-	647	-	647
Stock option expense	-	-	1,938	1,938
Adjusted EBITDA	$35,489	$14,046	$(3,195)	$46,340

CHEMED CORPORATION AND SUBSIDIARY COMPANIES
OPERATING STATISTICS FOR VITAS SEGMENT
(unaudited)

	Three Months Ended March 31,
OPERATING STATISTICS	2013	2012
Net revenue ($000)
Homecare	$196,660	$186,597
Inpatient	28,468	29,152
Continuous care	45,325	42,521
Total before Medicare cap allowance	$270,453	$258,270
Medicare cap allowance	873	2,577
Total	$271,326	$260,847
Net revenue as a percent of total
before Medicare cap allowance
Homecare	72.7%	72.2
Inpatient	10.5	11.3
Continuous care	16.8	16.5
Total before Medicare cap allowance	100.0	100.0
Medicare cap allowance	0.3	1.0
Total	100.3%	101.0
Average daily census (days)
Homecare	10,354	9,613
Nursing home	2,929	2,986
Routine homecare	13,283	12,599
Inpatient	468	472
Continuous care	681	632
Total	14,432	13,703

Total Admissions	17,137	16,322
Total Discharges	16,843	16,196
Average length of stay (days)	77.4	82.4
Median length of stay (days)	13.0	14.0
ADC by major diagnosis
Neurological	33.2%	34.2
Cancer	16.9	17.9
Cardio	11.2	11.6
Respiratory	6.9	6.6
Other	31.8	29.7
Total	100.0%	100.0
Admissions by major diagnosis
Neurological	19.2%	19.6
Cancer	30.8	32.1
Cardio	11.6	11.8
Respiratory	9.6	8.7
Other	28.8	27.8
Total	100.0%	100.0
Direct patient care margins
Routine homecare	51.9%	50.4
Inpatient	10.9	14.1
Continuous care	17.7	19.9
Homecare margin drivers (dollars per patient day)
Labor costs	$57.18	$57.76
Drug costs	7.57	8.33
Home medical equipment	6.85	6.82
Medical supplies	2.92	2.75
Inpatient margin drivers (dollars per patient day)
Labor costs	$320.67	$314.34
Continuous care margin drivers (dollars per patient day)
Labor costs	$587.73	$569.54
Bad debt expense as a percent of revenues	0.8%	0.8
Accounts receivable --
Days of revenue outstanding- excluding unapplied Medicare payments	39.0	36.6
Days of revenue outstanding- including unapplied Medicare payments	29.6	30.8

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

Item 3.    Quantitative and Qualitative Disclosures about Market Risk
Our primary market risk exposure relates to interest rate risk exposure through variable interest rate borrowings.  At March 31, 2013, we had no variable rate debt outstanding.  At March 31, 2013, the fair value of the Notes approximates $205.5 million which have a face value of $187.0 million.

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

Chemed Corporation
(Registrant)

Dated:	April 26, 2013	By:	/s/ Kevin J. McNamara
Kevin J. McNamara
(President and Chief Executive Officer)

Dated:	April 26, 2013	By:	/s/ David P. Williams
David P. Williams
(Executive Vice President and Chief Financial Officer)

Dated:	April 26, 2013	By:	/s/ Arthur V. Tucker, Jr.
Arthur V. Tucker, Jr.
(Vice President and Controller)