Form 10-Q
period 2013-06-30
CHEMED CORP
filed 2013-07-25
CIK 19584

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)

☒    Quarterly Report Under Section 13 or 15 (d) of the Securities Exchange Act of 1934 For the Quarterly Period Ended June 30, 2013

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
Yes	☒	No	☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes	☒	No	☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Large accelerated filer	☒	Accelerated filer	☐	Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes	☐	No	☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Amount	Date

Capital Stock $1 Par Value	18,656,125 Shares	June 30, 2013

CHEMED CORPORATION AND
SUBSIDIARY COMPANIES

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
CHEMED CORPORATION AND SUBSIDIARY COMPANIES
UNAUDITED CONSOLIDATED BALANCE SHEET
(in thousands, except share and per share data)

	June 30,	December 31,
	2013	2012
ASSETS
Current assets
Cash and cash equivalents	$113,047	$69,531
Accounts receivable less allowances of $12,221 (2012 - $10,892)	76,356	93,333
Inventories	6,156	7,058
Current deferred income taxes	19,322	13,659
Prepaid income taxes	4,911	2,643
Prepaid expenses	13,518	11,447
Total current assets	233,310	197,671
Investments of deferred compensation plans	40,583	36,089
Properties and equipment, at cost, less accumulated depreciation of $174,602 (2012 - $164,607)	90,229	91,934
Identifiable intangible assets less accumulated amortization of $31,212 (2012 - $30,414)	57,348	57,177
Goodwill	466,271	465,832
Other assets	11,137	10,923
Total Assets	$898,878	$859,626

LIABILITIES
Current liabilities
Accounts payable	$35,921	$48,472
Current portion of long-term debt	179,154	-
Income taxes	4,561	4,938
Accrued insurance	42,616	40,654
Accrued compensation	42,156	45,457
Other current liabilities	33,840	17,301
Total current liabilities	338,248	156,822
Deferred income taxes	27,981	27,662
Long-term debt	-	174,890
Deferred compensation liabilities	39,660	35,599
Other liabilities	11,702	11,362
Total Liabilities	417,591	406,335

STOCKHOLDERS' EQUITY
Capital stock - authorized 80,000,000 shares $1 par; issued 32,074,611 shares (2012 - 31,589,366 shares)	32,075	31,589
Paid-in capital	466,980	437,364
Retained earnings	653,146	623,035
Treasury stock - 13,515,437 shares (2012 - 13,057,270)	(673,008)	(640,732)
Deferred compensation payable in Company stock	2,094	2,035
Total Stockholders' Equity	481,287	453,291
Total Liabilities and Stockholders' Equity	$898,878	$859,626

See accompanying notes to unaudited consolidated financial statements.

CHEMED CORPORATION AND SUBSIDIARY COMPANIES
UNAUDITED CONSOLIDATED STATEMENT OF INCOME
(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Service revenues and sales	$357,198	$354,170	$723,839	$707,113
Cost of services provided and goods sold (excluding depreciation)	255,359	257,368	519,666	514,813
Selling, general and administrative expenses	53,107	49,770	108,667	102,937
Depreciation	6,899	6,380	13,694	12,621
Amortization	1,181	1,127	2,308	2,240
Other operating expenses	14,760	-	14,760	-
Total costs and expenses	331,306	314,645	659,095	632,611
Income from operations	25,892	39,525	64,744	74,502
Interest expense	(3,697)	(3,672)	(7,791)	(7,289)
Other income - net	1,696	(970)	3,402	1,125
Income before income taxes	23,891	34,883	60,355	68,338
Income taxes	(9,283)	(13,609)	(23,469)	(26,619)
Net income	$14,608	$21,274	$36,886	$41,719

Earnings Per Share
Net income	$0.79	$1.12	$1.99	$2.20
Average number of shares outstanding	18,606	18,998	18,564	18,976

Diluted Earnings Per Share
Net income	$0.77	$1.10	$1.94	$2.16
Average number of shares outstanding	18,966	19,369	18,980	19,357

Cash Dividends Per Share	$0.18	$0.16	$0.36	$0.32

See accompanying notes to unaudited consolidated financial statements.

CHEMED CORPORATION AND SUBSIDIARY COMPANIES
UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOWS
(in thousands)

	Six Months Ended
	June 30,
	2013	2012
Cash Flows from Operating Activities
Net income	$36,886	$41,719
Adjustments to reconcile net income to net cash provided
by operating activities:
Depreciation and amortization	16,002	14,861
Deferred income taxes	(5,375)	(4,895)
Provision for uncollectible accounts receivable	5,432	4,730
Amortization of discount on convertible notes	4,264	3,985
Stock option expense	3,103	4,312
Noncash long-term incentive compensation	1,106	-
Changes in operating assets and liabilities, excluding
amounts acquired in business combinations:
Decrease/(increase) in accounts receivable	11,745	(8,543)
Decrease in inventories	902	522
Decrease/(increase) in prepaid expenses	(2,017)	672
Increase/(decrease) in accounts payable and other current liabilities	14,721	(3,593)
Decrease in income taxes	(409)	(1,029)
Increase in other assets	(4,914)	(2,283)
Increase in other liabilities	4,401	4,493
Excess tax benefit on share-based compensation	(2,478)	(1,069)
Other sources	1,297	773
Net cash provided by operating activities	84,666	54,655
Cash Flows from Investing Activities
Capital expenditures	(12,200)	(18,474)
Business combinations, net of cash acquired	(1,501)	(1,500)
Other sources	101	357
Net cash used by investing activities	(13,600)	(19,617)
Cash Flows from Financing Activities
Purchases of treasury stock	(18,448)	(11,138)
Dividends paid	(6,775)	(6,160)
Capital stock surrendered to pay taxes on stock-based compensation	(4,269)	(1,645)
Proceeds from exercise of stock options	12,558	3,670
Excess tax benefit on share-based compensation	2,478	1,069
Increase/(decrease) in cash overdrafts payable	(11,608)	985
Debt issuance costs	(1,104)	-
Other sources/(uses)	(382)	66
Net cash used by financing activities	(27,550)	(13,153)
Increase in Cash and Cash Equivalents	43,516	21,885
Cash and cash equivalents at beginning of year	69,531	38,081
Cash and cash equivalents at end of period	$113,047	$59,966

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

As of June 30, 2013, VITAS has approximately $1.0 million in unbilled revenue included in accounts receivable (December 31, 2012 - $457,000).  The unbilled revenue at VITAS relates to hospice programs currently undergoing various patient file reviews.  Surveyors working on behalf of the U.S. Federal government review certain patient files for compliance with Medicare regulations.  During the time the patient file is under review, we are unable to bill for care provided to those patients.  We make appropriate provisions to reduce our accounts receivable balance for any governmental or other payer reviews resulting in denials of patient service revenue.  We believe our hospice programs comply with all payer requirements at the time of billing.  However, we cannot predict whether future billing reviews or similar audits by payers will result in material denials or reductions in revenue.

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

During the three and six month periods ended June 30, 2013, we reversed Medicare cap liability for amounts recorded in the fourth quarter of 2012 for three programs’ projected 2013 measurement period liability.  We reversed these amounts as improving admissions trends in these programs indicate that the liability had been eliminated.  During the second quarter of 2013 this reversal was partially offset by an $855,000 Medicare cap liability for one program’s projected 2013 measurement period liability.

Shown below is the Medicare cap liability activity for the periods ended (in thousands):

	June 30,
	2013	2012
Beginning balance January 1,	$1,261	$2,965
2013 measurement period	(18)	-
2012 measurement period	-	(2,577)
Ending balance June 30,	$1,243	$388

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

Three months ended June 30,		Six months ended June 30,
2013	2012	2013	2012
$1,955	$1,789	$3,884	$4,038

3.     Segments

Service revenues and sales and after-tax earnings by business segment are as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Service Revenues and Sales
VITAS	$263,568	$265,213	$534,895	$526,060
Roto-Rooter	93,630	88,957	188,944	181,053
Total	$357,198	$354,170	$723,839	$707,113

After-tax Earnings
VITAS	$20,485	$20,433	$40,628	$40,060
Roto-Rooter	1,414	8,074	11,038	15,569
Total	21,899	28,507	51,666	55,629
Corporate	(7,291)	(7,233)	(14,780)	(13,910)
Net income	$14,608	$21,274	$36,886	$41,719

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

4.     Earnings per Share

Earnings per share (“EPS”) are computed using the weighted average number of shares of capital stock outstanding.  Earnings and diluted earnings per share are computed as follows (in thousands, except per share data):

		Net Income
For the Three Months Ended June 30,		Income	Shares	Earnings per Share
2013
	Earnings	$14,608	18,606	$0.79
	Dilutive stock options	-	267
	Nonvested stock awards	-	93
	Diluted earnings	$14,608	18,966	$0.77

2012
	Earnings	$21,274	18,998	$1.12
	Dilutive stock options	-	288
	Nonvested stock awards	-	83
	Diluted earnings	$21,274	19,369	$1.10

		Net Income
For the Six Months Ended June 30,		Income	Shares	Earnings per Share
2013
	Earnings	$36,886	18,564	$1.99
	Dilutive stock options	-	316
	Nonvested stock awards	-	100
	Diluted earnings	$36,886	18,980	$1.94

2012
	Earnings	$41,719	18,976	$2.20
	Dilutive stock options	-	294
	Nonvested stock awards	-	87
	Diluted earnings	$41,719	19,357	$2.16

For the three and six-month periods ended June 30, 2013, 31,000 stock options were excluded from the computation of diluted earnings per share because they would have been anti-dilutive. For the three and six-month period ended    June 30, 2012, 1.4 million stock options were excluded from the computation of diluted earnings per share.

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

The following table provides examples of how changes in our stock price impact the number of shares that would be included in our diluted earnings per share calculation at June 30, 2013.  It also shows the impact on the number of shares issuable upon conversion of the Notes and settlement of the purchased call options and sold warrants:

	Shares		Total Treasury	Shares Due	Incremental
	Underlying 1.875%		Method	to the Company	Shares Issued/
Share	Convertible	Warrant	Incremental	under Notes	(Received) by the Company
Price	Notes	Shares	Shares (a)	Hedges	upon Conversion (b)
$80.73	56,988	-	56,988	(60,964)	(3,976)
$90.73	312,231	-	312,231	(334,015)	(21,784)
$100.73	516,795	-	516,795	(552,852)	(36,057)
$110.73	684,411	121,267	805,678	(732,163)	73,515
$120.73	824,260	321,473	1,145,733	(881,769)	263,964
$130.73	942,714	491,051	1,433,765	(1,008,487)	425,278

a)	Represents the number of incremental shares that must be included in the calculation of fully diluted shares under U.S. GAAP.
b)	Represents the number of incremental shares to be issued by the Company upon conversion of the 1.875% Convertible Notes, assuming concurrent settlement of the note hedges and warrants.

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

We are in compliance with all debt covenants as of June 30, 2013.  We have issued $33.0 million in standby letters of credit as of June 30, 2013 for insurance purposes.  Issued letters of credit reduce our available credit under the 2013 Credit Agreement.  As of June 30, 2013, we have approximately $317.0 million of unused lines of credit available and eligible to be drawn down under our revolving credit facility, excluding the $150 million expansion feature.

The following amounts are included in our consolidated balance sheet related to the Notes:

	June 30, 2013	December 31, 2012
Principal amount of convertible debentures	$186,956	$186,956
Unamortized debt discount	(7,802)	(12,066)
Carrying amount of convertible debentures	$179,154	$174,890
Additional paid in capital (net of tax)	$31,310	$31,310

In the second quarter of 2013, the principal amount of the convertible debentures was reclassified to current as the amounts are due in May 2014.

The following amounts comprise interest expense included in our consolidated income statement (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Cash interest expense	$1,230	$1,350	$2,430	$2,683
Non-cash amortization of debt discount	2,150	2,009	4,264	3,985
Amortization and write-off of debt costs	317	313	1,097	621
Total interest expense	$3,697	$3,672	$7,791	$7,289

The unamortized debt discount is being amortized using the effective interest method over the remaining life of the Notes.  The effective rate on the Notes is approximately 6.875% as of June 30, 2013.

6.     Other Income/(expense) – Net

Other income/(expense) -- net comprises the following (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Market value gains/(losses) on assets held in
deferred compensation trust	$1,063	$(948)	$2,535	$1,185
Loss on disposal of property and equipment	(1)	(67)	(79)	(148)
Interest income	670	59	973	110
Other - net	(36)	(14)	(27)	(22)
Total other income/(expense) - net	$1,696	$(970)	$3,402	$1,125

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

8.     Independent Contractor Operations

The Roto-Rooter segment sublicenses with 66 independent contractors to operate certain plumbing repair and drain claning businesses in lesser-populated areas of the United States and Canada.  We had notes receivable from our independent contractors as of June 30, 2013 totaling $1.2 million (December 31, 2012 - $1.3 million).  In most cases these loans are fully or partially secured by equipment owned by the contractor.  The interest rates on the loans range from 0% to 8% per annum and the remaining terms of the loans range from 2 months to 5 years at June 30, 2013.  We recorded the following from our independent contractors (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Revenues	$8,154	$6,809	$16,364	$13,491
Pretax profits	4,513	3,732	8,771	6,813

9.     Retirement Plans

All of the Company’s plans that provide retirement and similar benefits are defined contribution plans.  These expenses include the impact of market gains and losses on assets held in deferred compensation plans.  Expenses for the Company’s pension and profit-sharing plans, excess benefit plans and other similar plans are as follows (in thousands):

Three months ended June 30,		Six months ended June 30,
2013	2012	2013	2012
$3,402	$1,162	$7,698	$5,854

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

Regulatory Matters and Litigation
In February 2010, Chemed and Roto-Rooter were named as defendants in a lawsuit filed in the United States District Court for the Eastern District of New York, entitled Anthony Morangelli, et al., v. Chemed Corp. and Roto-Rooter Services Co., No. 10 CV-00876 (BMC).  The named plaintiffs in this lawsuit, who are current and former technicians employed by Roto-Rooter who were paid on a commission basis, asserted against Chemed and Roto-Rooter claims for violation of the Fair Labor Standards Act (“FLSA”) and claims for violations of the labor laws of multiple states.  In June 2013 the parties reached an agreement to settle the case for $14.3 million plus applicable payroll taxes ($9.0 million after tax), which is subject to Court approval.  As such, $14.8 million is recorded as other operating expense in the quarter ended June 30, 2013 Statement of Income.

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

On January 12, 2012, the Greater Pennsylvania Carpenters Pension Fund filed a putative class action lawsuit in the U.S. District Court for the Southern District of Ohio against the Company, Kevin McNamara, David Williams, and Timothy O’Toole.  On April 9, 2012, the Court issued orders (a) renaming the suit as In re Chemed Corp. Securities Litigation, Civil Action No. 1:12-cv-28 (S.D. Ohio); (b) appointing the Greater Pennsylvania Carpenters Pension Fund and the Electrical Workers Pension Fund, Local 103, I.B.E.W. as Lead Plaintiffs; and (c) approving Lead Plaintiffs’ selection of Labaton Sucharow LLP and Robbins Geller Rudman & Dowd LLP as Co-Lead Counsel.  On June 18, 2012, Lead Plaintiffs filed an amended complaint alleging violation of Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 against all Defendants, and violation of Section 20(a) of the Securities Exchange Act of 1934 against Messrs. McNamara, Williams, and O’Toole.  The suit’s allegations concern the VITAS hospice segment of the Company’s business.  Lead Plaintiffs seek, on behalf of a putative class of purchasers of Chemed Capital Stock between February 15, 2010 and November 16, 2011, compensatory damages in an unspecified amount and attorneys’ fees and expenses, arising from Defendants’ failure to disclose an alleged fraudulent scheme to enroll ineligible hospice patients and to fraudulently obtain payments from the federal government.  Defendants filed motions to dismiss the amended complaint on August 17, 2012.  On June 7, 2013, following the filing of U.S. v. VITAS, discussed below, Plaintiffs filed a motion for leave to file a second amended complaint.  Defendants oppose this motion.   Defendants believe the Plaintiffs’ claims are without merit, and intend to defend vigorously against them.

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

In July 2012, VITAS received an investigative subpoena from the Florida Attorney General seeking documents previously produced in the course of prior OIG government investigations as well as, for the period January 1, 2007 through the date of production, billing records and procedures; information concerning business results, plans, and strategies; documents concerning patient eligibility for hospice care; and certain information concerning employees and their compensation.

In May 2009, VITAS received an administrative subpoena from the U.S. Department of Justice requesting that VITAS deliver to the OIG various categories of documents for its headquarters and Texas programs from January 1, 2003 through the date of the subpoena.  The requested categories included policy and procedure manuals and information concerning Medicare and Medicaid billing and the provision of hospice services; patient medical records; information concerning business plans, strategies, and results and VITAS’s affiliated entities and referral sources; and certain information concerning employees and their compensation.  In August 2009, the OIG selected medical records for 59 past and current patients from a Texas program for review.  In September 2010, VITAS received a second administrative subpoena from the Department of Justice seeking electronic documents of 10 current and former employees.  In April 2011, the U.S. Attorney provided the Company with a copy of a qui tam complaint filed under seal in the U.S. District Court for the Northern District of Texas, United States, et al. ex rel. Rehfeldt v. Vitas Healthcare Corp., 3:09-cv-0203.  In November 2011, the complaint was unsealed.  The U.S. Attorney and the Attorney General for the State of Texas filed notices in November 2011 stating that they had decided not to intervene in the case at that time but indicating that they continue to investigate the allegations.  The complaint asserts violations of the federal False Claims Act and the Texas Medicaid Fraud Prevention Act based on the alleged admission and re-certification of ineligible patients, conspiracy to admit ineligible patients, and backdating patient revocations.  The suit was brought by Michael Rehfeldt, a former general manager of VITAS’s San Antonio program, against VITAS, the San Antonio program’s former Regional Vice-President, Keith Becker, and former Medical Director, Justo Cisneros, and their respective then-current employers: Wellmed Medical Management, Care Level Management, LLC, Inspiris Hospice, LLC, and Inspiris, Inc.  On May 1, 2013 following the plaintiff’s motion to dismiss voluntarily and the government’s consent, the Court dismissed this complaint without prejudice.

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

In June 2011, the U.S. Attorney provided the Company with a partially unsealed qui tam complaint filed under seal in the U.S. District Court for the Western District of Texas, United States, et al. ex rel. Urick v. Vitas HME Solutions, Inc. et al., 5:08-cv-0663 (“Urick”).  The U.S. Attorney filed a notice in May 2012 stating that it had decided not to intervene in the case at that time but indicating that it continues to investigate the allegations.  In June 2012, the complaint was unsealed.  The complaint asserts violations of the federal False Claims Act and the Texas Medicaid Fraud Prevention Act based on allegations of a conspiracy to submit to Medicare and Medicaid false claims involving hospice services for ineligible patients, unnecessary medical supplies, failing to satisfy certain prerequisites for payment, and altering patient records, including backdating patient revocations.  The suit was brought by Barbara Urick, a registered nurse in VITAS’s San Antonio program, against VITAS, certain of its affiliates, and several former VITAS employees, including physicians Justo Cisneros and Antonio Cavasos and nurses Sally Schwenk, Diane Anest, and Edith Reed.  In September 2012, the plaintiff dismissed all claims against the individual defendants.  The complaint was served on the VITAS entities on April 12, 2013.

Also in June 2011, the U.S. Attorney provided the Company with a partially unsealed qui tam complaint filed under seal in the U.S. District Court for the Northern District of Illinois, United States, et al. ex rel. Spottiswood v. Chemed Corp., 1:07-cv-4566 (“Spottiswood”).  In April 2012, the complaint was unsealed.  The U.S. Attorney and Attorney General for the State of Illinois filed notices in April and May 2012, respectively, stating that they had decided not to intervene in the case at that time but indicating that they continue to investigate the allegations.  Plaintiff filed an amended complaint in November 2012.  The complaint asserts violations of the federal False Claims Act and the Illinois Whistleblower Reward and Protection Act based on allegations that VITAS fraudulently billed Medicare and Medicaid for providing unwarranted continuous care services.  The suit was brought by Laura Spottiswood, a former part-time pool registered nurse at VITAS, against Chemed, VITAS, and a VITAS affiliate.  The complaint was served on the defendants on    April 12, 2013.  On May 29 and June 4, 2013, respectively, the Court granted the government’s motion to partially intervene in Spottiswood and in Urick on the allegations that Vitas submitted or caused to be submitted false or fraudulent claims for continuous care and routine home care on behalf of certain ineligible Medicare beneficiaries.  The Court also transferred them to the U.S. District Court for the Western District of Missouri under docket Nos. 4:13-cv-505 and 4:13-cv-563, respectively.  The government has told Vitas it intends to consolidate these cases with the 2013 Action described below.

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

On May 2, 2013, the government filed a False Claims Act complaint against the Company and certain of its hospice-related subsidiaries in the U.S. District Court for the Western District of Missouri, United States v. VITAS Hospice Services, LLC, et al., 4:13-cv-00449-BCW (the “2013 Action”).  The 2013 Action alleges that, since at least 2002, VITAS, and since 2004, the Company, submitted or caused the submission of false claims to the Medicare program by (a) billing Medicare for continuous home care services when the patients were not eligible, the services were not provided, or the medical care was inappropriate, and (b) billing Medicare for patients who were not eligible for the Medicare hospice benefit because they did not have a life expectancy of six months or less if their illnesses ran their normal course.  This complaint seeks treble damages, statutory penalties, and the costs of the action, plus interest.

On May 6, 2013, the U.S. District Court for the Western District of Missouri, at the request of the government, unsealed a qui tam complaint against VITAS and VITAS Healthcare Corporation of California, United States ex rel. Charles Gonzales v. Vitas Healthcare Corporation, et al., CV 12-0761-R (“Gonzales”).  The case was transferred from the Central District of California to the Western District of Missouri under docket No. 4:13-cv-344.  The government has filed a notice of election to intervene in the Gonzales complaint.  The Gonzales complaint alleges that VITAS’ Los Angeles program falsely certified and recertified patients as eligible for the Medicare Hospice Benefit.  It alleges violations of the False Claims Act and seeks treble damages, civil penalties, recovery of costs, attorneys’ fees and expenses, and pre- and post-judgment interest.   In its notice of election to intervene in Gonzales, the government stated that it intends to seek to consolidate the 2013 Action with Gonzales as a related matter. Upon consolidation, the government stated that the complaint in the 2013 Action will supersede the Gonzales complaint.

The Company intends to defend vigorously against the allegations in each of the above lawsuits.  The costs to comply with these investigations were $996,000 and $2.0 million for the three and six month periods ended June 30, 2013.  Regardless of the outcome of any of the preceding matters, responding to the subpoenas and dealing with the various regulatory agencies can adversely affect us through defense costs, diversion of management time, and related publicity.

11.   Concentration of Risk

VITAS has pharmacy services agreements ("Agreements") with Omnicare, Inc. and its subsidiaries (“OCR”) whereby OCR provides specified pharmacy services for VITAS and its hospice patients in geographical areas served by both VITAS and OCR.  The Agreements renew automatically for one-year terms.  Either party may cancel the Agreements at the end of any term by giving 90 days prior written notice.  VITAS made purchases from OCR of $9.9 million and $10.2 million for the three months ended June 30, 2013 and 2012, respectively.  VITAS made purchases from OCR of $19.5 million and $20.3 million for the six months ended June 30, 2013 and 2012, respectively For the three and six month periods ending June 30, 2013 and 2012, respectively, purchases from this vendor represent over 90% of all pharmacy services used by VITAS.

12.   Cash Overdrafts and Cash Equivalents

Included in accounts payable at June 30, 2013 is cash overdrafts payable of $613,000 (December 31, 2012 - $12.2 million).

From time to time throughout the year, we invest excess cash in money market funds with major commercial banks. We closely monitor the creditworthiness of the institutions with which we invest our overnight funds.  We had $77.6 million in cash equivalents as of June 30, 2013.  There was $56.6 million in cash equivalents as of December 31, 2012.  The weighted average rate of return for our cash equivalents was 0.09% for June 30, 2013 and 0.2% for December 31, 2012.

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

The following shows the carrying value, fair value and the hierarchy for our financial instruments as of June 30, 2013 (in thousands):

		Fair Value Measure
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Mutual fund investments of deferred
compensation plans held in trust	$40,583	$40,583	$-	$-
Long-term debt	179,154	199,041	-	-

The following shows the carrying value, fair value and the hierarchy for our financial instruments as of      December 31, 2012 (in thousands):

		Fair Value Measure
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Mutual fund investments of deferred
compensation plans held in trust	$36,089	$36,089	$-	$-
Long-term debt	174,890	197,874	-	-

For cash and cash equivalents, accounts receivable and accounts payable, the carrying amount is a reasonable estimate of fair value because of the liquidity and short-term nature of these instruments.

14.   Capital Stock Repurchase Plan Transactions

We repurchased the following capital stock for the three and six-months ended June 30, 2013 and 2012:

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012

Shares repurchased	280,701	199,900	280,701	199,900
Weighted average price per share	$65.72	$55.72	$65.72	$55.72

In February 2013, the Board of Directors authorized an additional $100 million for stock repurchase under Chemed’s existing share repurchase program. We currently have $96.3 million of authorization remaining under this share repurchase plan.

15.   Guarantor Subsidiaries
Our 1.875% Notes are fully and unconditionally guaranteed on an unsecured, jointly, and severally liable basis by certain of our 100% owned subsidiaries.  The following unaudited, condensed, consolidating financial data presents the composition of the parent company (Chemed), the guarantor subsidiaries and the non-guarantor subsidiaries as of June 30, 2013 and December 31, 2012 for the balance sheet, the three and six months ended June 30, 2013 and June 30, 2012 for the income statement and the six months ended June 30, 2013 and June 30, 2012 for the statement of cash flows  (dollars in thousands):

June 30, 2013		Guarantor	Non-Guarantor	Consolidating
	Parent	Subsidiaries	Subsidiaries	Adjustments	Consolidated
ASSETS
Cash and cash equivalents	$113,927	$(9,574)	$8,694	$-	$113,047
Accounts receivable, including intercompany	1,005	466,915	1,076	(392,640)	76,356
Inventories	-	5,553	603	-	6,156
Current deferred income taxes	-	21,462	267	(2,407)	19,322
Prepaid income taxes	6,494	327	-	(1,910)	4,911
Prepaid expenses	1,652	11,676	190	-	13,518
Total current assets	123,078	496,359	10,830	(396,957)	233,310
Investments of deferred compensation plans	-	-	40,583	-	40,583
Properties and equipment, at cost less accumulated depreciation	10,584	76,963	2,682	-	90,229
Identifiable intangible assets less accumulated amortization	-	57,348	-	-	57,348
Goodwill	-	461,801	4,470	-	466,271
Other assets	18,049	1,757	14,930	(23,599)	11,137
Investments in subsidiaries	908,756	25,726	-	(934,482)	-
Total assets	$1,060,467	$1,119,954	$73,495	$(1,355,038)	$898,878
LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable, including intercompany	$385,095	$37,026	$6,440	$(392,640)	$35,921
Current portion of long-term debt	179,154	-	-	-	179,154
Income taxes	3,776	1,205	1,490	(1,910)	4,561
Accrued insurance	1,581	41,035	-	-	42,616
Accrued compensation	2,128	39,631	397	-	42,156
Other current liabilities	4,297	31,596	354	(2,407)	33,840
Total current liabilities	576,031	150,493	8,681	(396,957)	338,248
Deferred income taxes	-	51,580	-	(23,599)	27,981
Long-term debt	-	-	-	-	-
Deferred compensation liabilities	-	-	39,660	-	39,660
Other liabilities	3,149	7,639	914	-	11,702
Stockholders' equity	481,287	910,242	24,240	(934,482)	481,287
Total liabilities and stockholders' equity	$1,060,467	$1,119,954	$73,495	$(1,355,038)	$898,878

December 31, 2012		Guarantor	Non-Guarantor	Consolidating
	Parent	Subsidiaries	Subsidiaries	Adjustments	Consolidated
ASSETS
Cash and cash equivalents	$56,342	$4,674	$8,515	$-	$69,531
Accounts receivable, including intercompany	925	427,341	889	(335,822)	93,333
Inventories	-	6,505	553	-	7,058
Current deferred income taxes	-	14,633	173	(1,147)	13,659
Prepaid income taxes	4,043	-	-	(1,400)	2,643
Prepaid expenses	564	10,656	227	-	11,447
Total current assets	61,874	463,809	10,357	(338,369)	197,671
Investments of deferred compensation plans	-	-	36,089	-	36,089
Properties and equipment, at cost less accumulated depreciation	10,984	78,236	2,714	-	91,934
Identifiable intangible assets less accumulated amortization	-	57,177	-	-	57,177
Goodwill	-	461,277	4,555	-	465,832
Other assets	19,025	2,005	13,797	(23,904)	10,923
Investments in subsidiaries	874,692	24,298	-	(898,990)	-
Total assets	$966,575	$1,086,802	$67,512	$(1,261,263)	$859,626
LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable, including intercompany	$325,916	$53,934	$4,444	$(335,822)	$48,472
Income taxes	1,019	3,816	1,503	(1,400)	4,938
Accrued insurance	1,339	39,315	-	-	40,654
Accrued compensation	4,119	40,891	447	-	45,457
Other current liabilities	2,786	13,903	1,759	(1,147)	17,301
Total current liabilities	335,179	151,859	8,153	(338,369)	156,822
Deferred income taxes	-	51,566	-	(23,904)	27,662
Long-term debt	174,890	-	-	-	174,890
Deferred compensation liabilities	-	-	35,599	-	35,599
Other liabilities	3,215	7,352	795	-	11,362
Stockholders' equity	453,291	876,025	22,965	(898,990)	453,291
Total liabilities and stockholders' equity	$966,575	$1,086,802	$67,512	$(1,261,263)	$859,626

For the three months ended June 30, 2013		Guarantor	Non-Guarantor	Consolidating
	Parent	Subsidiaries	Subsidiaries	Adjustments	Consolidated
Continuing Operations
Service revenues and sales	$-	$349,643	$7,555	$-	$357,198
Cost of services provided and goods sold	-	251,131	4,228	-	255,359
Selling, general and administrative expenses	5,856	44,734	2,517	-	53,107
Depreciation	238	6,419	242	-	6,899
Amortization	497	684	-	-	1,181
Other operating expenses	-	14,760	-	-	14,760
Total costs and expenses	6,591	317,728	6,987	-	331,306
Income/ (loss) from operations	(6,591)	31,915	568	-	25,892
Interest expense	(3,535)	(148)	(14)	-	(3,697)
Other (expense)/income - net	4,309	(3,674)	1,061	-	1,696
Income/ (loss) before income taxes	(5,817)	28,093	1,615	-	23,891
Income tax (provision)/ benefit	1,861	(10,545)	(599)	-	(9,283)
Equity in net income of subsidiaries	18,564	1,061	-	(19,625)	-
Net income	$14,608	$18,609	$1,016	$(19,625)	$14,608

For the three months ended June 30, 2012		Guarantor	Non-Guarantor	Consolidating
	Parent	Subsidiaries	Subsidiaries	Adjustments	Consolidated
Continuing Operations
Service revenues and sales	$-	$347,017	$7,153	$-	$354,170
Cost of services provided and goods sold	-	253,434	3,934	-	257,368
Selling, general and administrative expenses	5,937	43,356	477	-	49,770
Depreciation	234	5,926	220	-	6,380
Amortization	481	646	-	-	1,127
Total costs and expenses	6,652	303,362	4,631	-	314,645
Income/ (loss) from operations	(6,652)	43,655	2,522	-	39,525
Interest expense	(3,487)	(171)	(14)	-	(3,672)
Other (expense)/income - net	4,340	(4,357)	(953)	-	(970)
Income/ (loss) before income taxes	(5,799)	39,127	1,555	-	34,883
Income tax (provision)/ benefit	1,918	(14,918)	(609)	-	(13,609)
Equity in net income of subsidiaries	25,155	990	-	(26,145)	-
Net income	$21,274	$25,199	$946	$(26,145)	$21,274

For the six months ended June 30, 2013		Guarantor	Non-Guarantor	Consolidating
	Parent	Subsidiaries	Subsidiaries	Adjustments	Consolidated
Continuing Operations
Service revenues and sales	$-	$708,699	$15,140	$-	$723,839
Cost of services provided and goods sold	-	511,108	8,558	-	519,666
Selling, general and administrative expenses	11,728	91,306	5,633	-	108,667
Depreciation	478	12,744	472	-	13,694
Amortization	979	1,329	-	-	2,308
Other operating expenses	-	14,760	-	-	14,760
Total costs and expenses	13,185	631,247	14,663	-	659,095
Income/ (loss) from operations	(13,185)	77,452	477	-	64,744
Interest expense	(7,510)	(253)	(28)	-	(7,791)
Other (expense)/income - net	8,582	(7,709)	2,529	-	3,402
Income/ (loss) before income taxes	(12,113)	69,490	2,978	-	60,355
Income tax (provision)/ benefit	3,994	(26,362)	(1,101)	-	(23,469)
Equity in net income of subsidiaries	45,005	1,971	-	(46,976)	-
Net income	$36,886	$45,099	$1,877	$(46,976)	$36,886

For the six months ended June 30, 2012		Guarantor	Non-Guarantor	Consolidating
	Parent	Subsidiaries	Subsidiaries	Adjustments	Consolidated
Continuing Operations
Service revenues and sales	$-	$692,631	$14,482	$-	$707,113
Cost of services provided and goods sold	-	506,861	7,952	-	514,813
Selling, general and administrative expenses	11,133	87,703	4,101	-	102,937
Depreciation	467	11,717	437	-	12,621
Amortization	951	1,289	-	-	2,240
Total costs and expenses	12,551	607,570	12,490	-	632,611
Income/ (loss) from operations	(12,551)	85,061	1,992	-	74,502
Interest expense	(6,920)	(340)	(29)	-	(7,289)
Other (expense)/income - net	8,746	(8,798)	1,177	-	1,125
Income/ (loss) before income taxes	(10,725)	75,923	3,140	-	68,338
Income tax (provision)/ benefit	3,499	(28,882)	(1,236)	-	(26,619)
Equity in net income of subsidiaries	48,945	1,972	-	(50,917)	-
Net income	$41,719	$49,013	$1,904	$(50,917)	$41,719

For the six months ended June 30, 2013		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Consolidated
Cash Flow from Operating Activities:
Net cash provided/(used) by operating activities	$3,623	$81,919	$(876)	$84,666
Cash Flow from Investing Activities:
Capital expenditures	(79)	(11,664)	(457)	(12,200)
Business combinations, net of cash acquired	-	(1,501)	-	(1,501)
Other sources/(uses) - net	(31)	114	18	101
Net cash used by investing activities	(110)	(13,051)	(439)	(13,600)
Cash Flow from Financing Activities:
Increase /(decrease) in cash overdrafts payable	4,361	(15,969)	-	(11,608)
Change in intercompany accounts	65,257	(67,147)	1,890	-
Dividends paid	(6,775)	-	-	(6,775)
Debt issuance costs	(1,104)	-	-	(1,104)
Capital stock surrendered to pay taxes on stock-based compensation	(4,269)	-	-	(4,269)
Purchases of treasury stock	(18,448)	-	-	(18,448)
Proceeds from exercise of stock options	12,558	-	-	12,558
Excess tax benefit on share-based compensation	2,478	-	-	2,478
Other sources/(uses) - net	14	-	(396)	(382)
Net cash provided/(used) by financing activities	54,072	(83,116)	1,494	(27,550)
Net increase in cash and cash equivalents	57,585	(14,248)	179	43,516
Cash and cash equivalents at beginning of year	56,342	4,674	8,515	69,531
Cash and cash equivalents at end of period	$113,927	$(9,574)	$8,694	$113,047

For the six months ended June 30, 2012		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Consolidated
Cash Flow from Operating Activities:
Net cash provided/(used) by operating activities	$(3,716)	$57,667	$704	$54,655
Cash Flow from Investing Activities:
Capital expenditures	(28)	(17,966)	(480)	(18,474)
Business combinations, net of cash acquired	-	(1,500)	-	(1,500)
Other sources/(uses) - net	200	167	(10)	357
Net cash provided/(used) by investing activities	172	(19,299)	(490)	(19,617)
Cash Flow from Financing Activities:
Increase/(decrease) in cash overdrafts payable	(46)	1,031	-	985
Change in intercompany accounts	38,573	(38,780)	207	-
Dividends paid	(6,160)	-	-	(6,160)
Capital stock surrendered to pay taxes on stock-based compensation	(1,645)	-	-	(1,645)
Purchases of treasury stock	(11,138)	-	-	(11,138)
Proceeds from exercise of stock options	3,670	-	-	3,670
Excess tax benefit on share-based compensation	1,069	-	-	1,069
Other sources/(uses) - net	31	-	35	66
Net cash provided/(used) by financing activities	24,354	(37,749)	242	(13,153)
Net increase in cash and cash equivalents	20,810	619	456	21,885
Cash and cash equivalents at beginning of year	32,470	(1,422)	7,033	38,081
Cash and cash equivalents at end of period	$53,280	$(803)	$7,489	$59,966

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

The following is a summary of the key operating results (in thousands except per share amounts):

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Service revenues and sales	$357,198	$354,170	$723,839	$707,113
Net income	$14,608	$21,274	$36,886	$41,719
Diluted EPS	$0.77	$1.10	$1.94	$2.16
Adjusted net income	$27,232	$24,330	$53,372	$47,670
Adjusted diluted EPS	$1.44	$1.26	$2.81	$2.46
Adjusted EBITDA	$52,943	$48,173	$104,239	$94,513
Adjusted EBITDA as a % of revenue	14.8%	13.6%	14.4%	13.4%

Adjusted net income, adjusted diluted EPS, earnings before interest, taxes and depreciation and amortization (“EBITDA”) and Adjusted EBITDA are not measures derived in accordance with GAAP.  We use Adjusted EBITDA as a measure of earnings for our long-term incentive plan awards.  We provide non-GAAP measures to help readers evaluate our operating results, compare our operating performance with that of similar companies that have different capital structures and help evaluate our ability to meet future debt service, capital expenditure and working capital requirements.  Our non-GAAP measures should not be considered in isolation or as a substitute for comparable measures presented in accordance with GAAP.  A reconciliation of our non-GAAP measures  are  presented on pages 31- 33.

For the three months ended June 30, 2013, the increase in consolidated service revenues and sales was driven by a 5.3% increase at Roto-Rooter and a 0.6% decrease at VITAS.  The increase in service revenues at Roto-Rooter was driven by a 2.4% increase in job count as well as a 2.9% increase in price and mix shift. The decrease in service revenues at VITAS was a result of Medicare reimbursement rates declining approximately 1.1%, increased ADC of 4.0%, an $855,000 Medicare cap charge during the quarter and level of care mix shift.  Consolidated net income decreased 31.3% primarily as a result of a tentative litigation settlement at Roto-Rooter.  Diluted EPS decreased 30.0% as a result of the decrease in net income offset by a lower number of shares outstanding.  Adjusted EBITDA as a percent of revenue increased 1.2% mainly as a result of improved gross profit margins at Roto-Rooter.  See page 34 for additional VITAS operating metrics.

For the six months ended June 30, 2013, the increase in consolidated service revenues and sales was driven by a 4.4% increase at Roto-Rooter and a 1.7% increase at VITAS.  The increase in service revenues at Roto-Rooter was driven by a 1.8% increase in job count as well as a 2.6% increase in price and mix shift. The increase in service revenues at VITAS was a result of a decrease in Medicare reimbursement rates, increased ADC of 4.7%, a $2.6 million net reversal of Medicare cap in 2012 that did not recur in 2013 and level of care mix shift.  Consolidated net income decreased 11.6% primarily as a result of a tentative litigation settlement at Roto-Rooter.  Diluted EPS decreased 10.2% as a result of the decrease in net income offset by a lower number of shares outstanding.  Adjusted EBITDA as a percent of revenue increased 1.0% mainly as a result of improved gross profit margins at Roto-Rooter.  See page 34 for additional VITAS operating metrics.

Effective October 1, 2012, Medicare increased the hospice reimbursement rates by approximately 0.9% and effective April 1, 2013, as a result of sequestration, Medicare reduced hospice reimbursement rates for Medicare beneficiaries 2.0% for a net decline of 1.1% in reimbursement rates.  The effect of changes in Medicare reimbursement rates impacts approximately 91.2% of VITAS’ revenue base.  VITAS expects to achieve full-year 2013 revenue growth, prior to Medicare cap, of 0.5% to 2.0%.  Admissions are estimated to increase approximately 2.0% to 4.0%.  Adjusted EBITDA margin, prior to Medicare cap, is estimated to be 14.0% to 14.5%.  Roto-Rooter expects full-year 2013 revenue of 4.0% to 5.0%.  The revenue estimate is a result of increased pricing of approximately 3.5%, a favorable mix shift to higher revenue jobs, with job count estimated to increase 0.5% to 1.0%.  Adjusted EBITDA margin for 2013 is estimated to be in the range of 19.0% to 19.5%.  We anticipate that our operating income and cash flows will be sufficient to operate our businesses and meet any commitments for the foreseeable future.

Financial Condition
Liquidity and Capital Resources
Material changes in the balance sheet accounts from December 31, 2012 to June 30, 2013 include the following:

●	A $17.0 million decrease in accounts receivable related to the timing of receipts.
●	A $12.6 million decrease in accounts payable due to timing of payments.
●	A $16.5 million increase in other current liabilities primarily due to a litigation settlement at Roto-Rooter.
●	A $179.2 million reclass of our convertible notes from long-term to current as they are due in May 2014.

Net cash provided by operating activities increased $30.0 million primarily as a result of a decrease in accounts receivable and an increase in other current liabilities.  Management continually evaluates cash utilization alternatives, including share repurchase, debt repurchase, acquisitions and increased dividends to determine the most beneficial use of available capital resources.

We have issued $33.0 million in standby letters of credit as of June 30, 2013, for insurance purposes.  Issued letters of credit reduce our available credit under the revolving credit agreement.  As of June 30, 2013, we have approximately $317.0 million of unused lines of credit available and eligible to be drawn down under our revolving credit facility, excluding the $150 million expansion feature. Management believes its liquidity and sources of capital are satisfactory for the Company’s needs in the foreseeable future.

Commitments and Contingencies
Collectively, the terms of our credit agreements require us to meet various financial covenants, to be tested quarterly.  We are in compliance with all financial and other debt covenants as of June 30, 2013 and anticipate remaining in compliance throughout 2013.

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

In February 2010, Chemed and Roto-Rooter were named as defendants in a lawsuit filed in the United States District Court for the Eastern District of New York, entitled Anthony Morangelli, et al., v. Chemed Corp. and Roto-Rooter Services Co., No. 10 CV-00876 (BMC).  The named plaintiffs in this lawsuit, who are current and former technicians employed by Roto-Rooter who were paid on a commission basis, asserted against Chemed and Roto-Rooter claims for violation of the Fair Labor Standards Act (“FLSA”) and claims for violations of the labor laws of multiple states.  In June 2013 the parties reached an agreement to settle the case for $14.3 million plus applicable payroll taxes ($9.0 million total after tax), which is subject to Court approval.  As such, $14.8 million is recorded as other operating expense in the quarter ended June 30, 2013 Statement of Income.

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

On January 12, 2012, the Greater Pennsylvania Carpenters Pension Fund filed a putative class action lawsuit in the U.S. District Court for the Southern District of Ohio against the Company, Kevin McNamara, David Williams, and Timothy O’Toole.  On April 9, 2012, the Court issued orders (a) renaming the suit as In re Chemed Corp. Securities Litigation, Civil Action No. 1:12-cv-28 (S.D. Ohio); (b) appointing the Greater Pennsylvania Carpenters Pension Fund and the Electrical Workers Pension Fund, Local 103, I.B.E.W. as Lead Plaintiffs; and (c) approving Lead Plaintiffs’ selection of Labaton Sucharow LLP and Robbins Geller Rudman & Dowd LLP as Co-Lead Counsel.  On June 18, 2012, Lead Plaintiffs filed an amended complaint alleging violation of Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 against all Defendants, and violation of Section 20(a) of the Securities Exchange Act of 1934 against Messrs. McNamara, Williams, and O’Toole.  The suit’s allegations concern the VITAS hospice segment of the Company’s business.  Lead Plaintiffs seek, on behalf of a putative class of purchasers of Chemed Capital Stock between February 15, 2010 and November 16, 2011, compensatory damages in an unspecified amount and attorneys’ fees and expenses, arising from Defendants’ failure to disclose an alleged fraudulent scheme to enroll ineligible hospice patients and to fraudulently obtain payments from the federal government.  Defendants filed motions to dismiss the amended complaint on August 17, 2012.  On June 7, 2013, following the filing of U.S. v. VITAS, discussed below, Plaintiffs’ filed a motion for leave to file a second amended complaint.  Defendants oppose this motion.   Defendants believe the Plaintiffs claims are without merit, and intend to defend vigorously against them.

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

In July 2012, VITAS received an investigative subpoena from the Florida Attorney General seeking documents previously produced in the course of prior OIG government investigations as well as, for the period January 1, 2007 through the date of production, billing records and procedures; information concerning business results, plans, and strategies; documents concerning patient eligibility for hospice care; and certain information concerning employees and their compensation.

In May 2009, VITAS received an administrative subpoena from the U.S. Department of Justice requesting that VITAS deliver to the OIG various categories of documents for its headquarters and Texas programs from January 1, 2003 through the date of the subpoena.  The requested categories included policy and procedure manuals and information concerning Medicare and Medicaid billing and the provision of hospice services; patient medical records; information concerning business plans, strategies, and results and VITAS’s affiliated entities and referral sources; and certain information concerning employees and their compensation.  In August 2009, the OIG selected medical records for 59 past and current patients from a Texas program for review.  In September 2010, VITAS received a second administrative subpoena from the Department of Justice seeking electronic documents of 10 current and former employees.  In April 2011, the U.S. Attorney provided the Company with a copy of a qui tam complaint filed under seal in the U.S. District Court for the Northern District of Texas, United States, et al. ex rel. Rehfeldt v. Vitas Healthcare Corp., 3:09-cv-0203.  In November 2011, the complaint was unsealed.  The U.S. Attorney and the Attorney General for the State of Texas filed notices in November 2011 stating that they had decided not to intervene in the case at that time but indicating that they continue to investigate the allegations.  The complaint asserts violations of the federal False Claims Act and the Texas Medicaid Fraud Prevention Act based on the alleged admission and re-certification of ineligible patients, conspiracy to admit ineligible patients, and backdating patient revocations.  The suit was brought by Michael Rehfeldt, a former general manager of VITAS’s San Antonio program, against VITAS, the San Antonio program’s former Regional Vice-President, Keith Becker, and former Medical Director, Justo Cisneros, and their respective then-current employers: Wellmed Medical Management, Care Level Management, LLC, Inspiris Hospice, LLC, and Inspiris, Inc.  On May 1, 2013 following the plaintiff’s motion to dismiss voluntarily and the government’s consent, the Court dismissed this complaint without prejudice.

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

In June 2011, the U.S. Attorney provided the Company with a partially unsealed qui tam complaint filed under seal in the U.S. District Court for the Western District of Texas, United States, et al. ex rel. Urick v. Vitas HME Solutions, Inc. et al., 5:08-cv-0663 (“Urick”).  The U.S. Attorney filed a notice in May 2012 stating that it had decided not to intervene in the case at that time but indicating that it continues to investigate the allegations.  In June 2012, the complaint was unsealed.  The complaint asserts violations of the federal False Claims Act and the Texas Medicaid Fraud Prevention Act based on allegations of a conspiracy to submit to Medicare and Medicaid false claims involving hospice services for ineligible patients, unnecessary medical supplies, failing to satisfy certain prerequisites for payment, and altering patient records, including backdating patient revocations.  The suit was brought by Barbara Urick, a registered nurse in VITAS’s San Antonio program, against VITAS, certain of its affiliates, and several former VITAS employees, including physicians Justo Cisneros and Antonio Cavasos and nurses Sally Schwenk, Diane Anest, and Edith Reed.  In September 2012, the plaintiff dismissed all claims against the individual defendants.  The complaint was served on the VITAS entities on April 12, 2013.

Also in June 2011, the U.S. Attorney provided the Company with a partially unsealed qui tam complaint filed under seal in the U.S. District Court for the Northern District of Illinois, United States, et al. ex rel. Spottiswood v. Chemed Corp., 1:07-cv-4566 (“Spottiswood”).  In April 2012, the complaint was unsealed.  The U.S. Attorney and Attorney General for the State of Illinois filed notices in April and May 2012, respectively, stating that they had decided not to intervene in the case at that time but indicating that they continue to investigate the allegations.  Plaintiff filed an amended complaint in November 2012.  The complaint asserts violations of the federal False Claims Act and the Illinois Whistleblower Reward and Protection Act based on allegations that VITAS fraudulently billed Medicare and Medicaid for providing unwarranted continuous care services.  The suit was brought by Laura Spottiswood, a former part-time pool registered nurse at VITAS, against Chemed, VITAS, and a VITAS affiliate.  The complaint was served on the defendants on    April 12, 2013.  On May 29 and June 4, 2013, respectively, the Court granted the government’s motion to partially intervene in Spottiswood and in Urick on the allegations that Vitas submitted or caused to be submitted false or fraudulent claims for continuous care and routine home care on behalf of certain ineligible Medicare beneficiaries.  The Court also transferred them to the U.S. District Court for the Western District of Missouri under docket Nos. 4:13-cv-505 and 4:13-cv-563, respectively.  The government has told Vitas it intends to consolidate these cases with the 2013 Action described below.

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

On May 2, 2013, the government filed a False Claims Act complaint against the Company and certain of its hospice-related subsidiaries in the U.S. District Court for the Western District of Missouri, United States v. VITAS Hospice Services, LLC, et al., 4:13-cv-00449-BCW (the “2013 Action”).  The 2013 Action alleges that, since at least 2002, VITAS, and since 2004, the Company, submitted or caused the submission of false claims to the Medicare program by (a) billing Medicare for continuous home care services when the patients were not eligible, the services were not provided, or the medical care was inappropriate, and (b) billing Medicare for patients who were not eligible for the Medicare hospice benefit because they did not have a life expectancy of six months or less if their illnesses ran their normal course.  This complaint seeks treble damages, statutory penalties, and the costs of the action, plus interest.

On May 6, 2013, the U.S. District Court for the Western District of Missouri, at the request of the government, unsealed a qui tam complaint against VITAS and VITAS Healthcare Corporation of California, United States ex rel. Charles Gonzales v. Vitas Healthcare Corporation, et al., CV 12-0761-R (“Gonzales”).  The case was transferred from the Central District of California to the Western District of Missouri under docket No. 4:13-cv-344.  The government has filed a notice of election to intervene in the Gonzales complaint.  The Gonzales complaint alleges that VITAS’ Los Angeles program falsely certified and recertified patients as eligible for the Medicare Hospice Benefit.  It alleges violations of the False Claims Act and seeks treble damages, civil penalties, recovery of costs, attorneys’ fees and expenses, and pre- and post-judgment interest.   In its notice of election to intervene in Gonzales, the government stated that it intends to seek to consolidate the 2013 Action with Gonzales as a related matter. Upon consolidation, the government stated that the complaint in the 2013 Action will supersede the Gonzales complaint.

The Company intends to defend vigorously against the allegations in each of the above lawsuits.  The costs to comply with these investigations were $996,000 and $2.0 million for the three and six month periods ended June 30, 2013.  Regardless of the outcome of any of the preceding matters, responding to the subpoenas and dealing with the various regulatory agencies can adversely affect us through defense costs, diversion of management time, and related publicity.

Results of Operations
Three months ended June 30, 2013 versus  2012 - Consolidated Results
Our service revenues and sales for the second quarter of 2013 increased 0.9% versus services and sales revenues for the second quarter of 2012.  Of this increase, $4.6 million was attributable to Roto-Rooter offset by a $1.6 million decrease at VITAS.  The following chart shows the components of those changes (in thousands):

	Increase/(Decrease)
	Amount	Percent
VITAS
Routine homecare	$7,123	3.7
Continuous care	(4,555)	(10.6)
General inpatient	(3,358)	(11.5)
Medicare cap	(855)	-
Roto-Rooter
Plumbing	1,421	3.4
Drain cleaning	2,791	8.3
Contractor operations	1,345	19.8
HVAC operations	(577)	(100.0)
Other	(307)	(5.5)
Total	$3,028	0.9

The decrease in VITAS’ revenues for the second quarter of 2013 versus the second quarter of 2012 was a combination of Medicare reimbursement rates declining approximately 1.1%, increased ADC of 4.0%, and level of care mix shift.  In the second quarter of 2013, VITAS recorded a Medicare Cap charge of $855,000 related to one program’s projected 2013 Medicare Cap liability.  This compares with no Medicare Cap liability recorded in the second quarter of 2012.  The ADC increase was driven by a 5.0% increase in routine homecare, a decrease of 8.6% in continuous care and a decrease of 6.9% in general inpatient.  In excess of 90% of VITAS’ service revenues for the period were from Medicare and Medicaid.

The increase in plumbing revenues for the second quarter of 2013 versus 2012 is attributable to a 1.1% decrease in job count offset by a 4.5% increase in price and mix shift.  Drain cleaning revenues for the second quarter of 2013 versus 2012 reflect a 4.8% increase in the number of jobs perfomed as well as a 3.5% increase in price and mix shift.  Contractor operations revenue increased 19.8% for the second quarter of 2013 due to four acquisitions that were completed in 2012 as well as improved operating conditions.  HVAC operations decreased as a result of the shut-down of Roto-Rooter’s one remaining HVAC operation during the third quarter of 2012.

The consolidated gross margin was 28.5% in the second quarter of 2013 as compared with 27.3% in the second quarter of 2012.  On a segment basis, VITAS’ gross margin was 21.9% in the second quarter of 2013 and 21.6% in the second quarter of 2012.  The Roto-Rooter segment’s gross margin was 47.1% for the second quarter of 2013 as compared with 44.3% for the second quarter of 2012.  The increase in Roto-Rooter’s gross margin is the result of higher revenue, lower health care and casualty insurance costs and reduced field operating expenses.

Selling, general and administrative expenses (“SG&A”) comprise (in thousands):

	Three months ended June 30,
	2013	2012
SG&A expenses before the impact of market gains of deferred compensation
plans, long-term incentive compensation, and OIG investigation expenses	$50,554	$50,523
Long-term incentive compensation	494	-
Expenses related to OIG investigation	996	195
Impact of market value gains/(losses) on liabilities held in
deferred compensation trusts	1,063	(948)
Total SG&A expenses	$53,107	$49,770

SG&A expenses before long-term incentive compensation, expenses related to OIG investigation and the impact of market gains of deferred compensation plans for the second quarter of 2013 were essentially flat when compared to the second quarter of 2012.

Other income - net comprise (in thousands):

	Three months ended June 30,
	2013	2012
Market value gains/(losses) on assets held in deferred
compensation trusts	$1,063	$(948)
Loss on disposal of property and equipment	(1)	(67)
Interest income	670	59
Other	(36)	(14)
Total other income/(expense) - net	$1,696	$(970)

Our effective income tax rate was 38.9% in the second quarter of 2013 essentially flat with the second quarter of 2012.

Net income for both periods included the following after-tax items/adjustments that reduced after-tax earnings (in thousands):

	Three months ended June 30,
	2013	2012
VITAS
Legal expenses of OIG investigation	$(618)	$(121)
Acquisition expenses	(12)	-
Roto-Rooter
Litigation settlement	(8,967)	-
Expenses related to litigation settlements	(344)	(49)
Acquisition expenses	(1)	(12)
Corporate
Stock option expense	(1,020)	(1,502)
Noncash impact of change in accounting for convertible debt	(1,348)	(1,248)
Long-term incentive compensation	(313)	-
Expenses related to securities litigation	(1)	(124)
Total	$(12,624)	$(3,056)

Three months ended June 30, 2013 versus 2012 - Segment Results

The change in after-tax earnings for the second quarter of 2013 versus the second quarter of 2012 is due to (in thousands):

	Increase/(Decrease)
	Amount	Percent
VITAS	$52	0.3
Roto-Rooter	(6,660)	(82.5)
Corporate	(58)	(0.8)
	$(6,666)	(31.3)

Results of Operations
Six months ended June 30, 2013 versus  2012 - Consolidated Results
Our service revenues and sales for the first six months of 2013 increased 2.4% versus services and sales revenues for the first six months of 2012.  Of this increase, $8.8 million was attributable to VITAS and $7.9 million was attributable to Roto-Rooter.  The following chart shows the components of those changes (in thousands):

	Increase/(Decrease)
	Amount	Percent
VITAS
Routine homecare	$17,187	4.5
Continuous care	(1,751)	(2.1)
General inpatient	(4,042)	(6.9)
Medicare cap	(2,559)	(99.3)
Roto-Rooter
Plumbing	1,030	1.2
Drain cleaning	5,397	7.9
Contractor operations	2,873	21.3
HVAC operations	(1,122)	(100.0)
Other	(287)	(2.5)
Total	$16,726	2.4

The increase in VITAS’ revenues for the first six months of 2013 versus the first six months of 2012 is a result of, increased ADC of 4.7%, a Medicare reimbursement rate decrease and level of care mix shift.  In the first six months, VITAS recorded a net Medicare Cap reversal of $18,000 related to eliminating the Medicare Cap billing limitation recorded in the fourth quarter of 2012 offset by one programs’ projected 2013 Medicare Cap liability.  This compares to $2.6 million of additional revenue recorded in the first six months of 2012.  The ADC increase was driven by a 5.2% increase in routine homecare, a decrease of 0.6% in continuous care and a decrease of 3.8% in general inpatient.  In excess of 90% of VITAS’ service revenues for the period were from Medicare and Medicaid.

The increase in plumbing revenues for the first six months of 2013 versus 2012 is attributable to a 1.4% decrease in job count offset by a 2.6% increase in price and mix shift.  Drain cleaning revenues for the first six months of 2013 versus 2012 reflect a 4.1% increase in the number of jobs perfomed as well as a 3.8% increase in price and mix shift.  Contractor operations revenue increased 21.3% for the first six months of 2013 due to four acquisitions that were completed in 2012 as well as improved operating conditions.  HVAC operations decreased as a result of the shut-down of Roto-Rooter’s one remaining HVAC operation during the third quarter of 2012.

The consolidated gross margin was 28.2% for the first six months of 2013 as compared with 27.2% in the first six months of 2012.  On a segment basis, VITAS’ gross margin was 21.7% for the first six months of 2013 and 21.4% for the first six months of 2012.  The Roto-Rooter segment’s gross margin was 46.7% for the first six months of 2013 as compared with 44.0% for the first six months of 2012.  The increase in Roto-Rooter’s gross margin is the result of higher revenue, lower health care and casualty insurance costs and reduced field operating expenses.

Selling, general and administrative expenses (“SG&A”) comprise (in thousands):

	Six months ended June 30,
	2013	2012
SG&A expenses before long-term incentive
compensation and the impact of market gains and
losses of deferred compensation plans	$102,991	$101,486
Long-term incentive compensation	1,106	-
Expenses related to OIG investigation	2,035	266
Impact of market value gains on liabilities held in
deferred compensation trusts	2,535	1,185
Total SG&A expenses	$108,667	$102,937

Normal salary increases and revenue related expense increases between periods account for the 1.5% increase in SG&A expenses before long-term incentive compensation, expenses related to OIG investigation and the impact of market gains of deferred compensation plans.

Interest expense for the first six months of 2013 increased 6.9% when compared to the first six months of  2012 as a result of the increase in amortization of  bond discount expense and the loss on extinguishment of debt resulting from the replacement of the previous Credit Agreement in January 2013.

Other income - net comprise (in thousands):

	Six months ended June 30,
	2013	2012
Market value gains on assets held in deferred
compensation trusts	$2,535	$1,185
Loss on disposal of property and equipment	(79)	(148)
Interest income	973	110
Other	(27)	(22)
Total other income - net	$3,402	$1,125

Our effective income tax rate was 38.9% in the first six months of 2013 essentially flat with the first six months of  2012.

Net income for both periods included the following after-tax items/adjustments that reduced after-tax earnings (in thousands):

	Six Months Ended June 30,
	2013	2012
VITAS
Legal expenses of OIG investigation	$(1,262)	$(165)
Acquisition expenses	(12)	-
Roto-Rooter
Litigation settlements	(8,967)	-
Expenses related to litigation settlements	(430)	(442)
Acquisition expenses	(1)	(21)
Expense of severance arrangements	(184)	-
Corporate
Stock option expense	(1,963)	(2,727)
Noncash impact of change in accounting for convertible debt	(2,671)	(2,472)
Long-term incentive compensation	(700)	-
Expenses of securities litigation	(2)	(124)
Loss on extinguishment of debt	(294)	-
Total	$(16,486)	$(5,951)

Six months ended June 30, 2013 versus 2012 - Segment Results

The change in after-tax earnings for the first six months of 2013 versus the first six months of 2012 is due to (in thousands):

	Increase/(Decrease)
	Amount	Percent
VITAS	$568	1.4
Roto-Rooter	(4,531)	(29.1)
Corporate	(870)	(6.3)
	$(4,833)	(11.6)

CHEMED CORPORATION AND SUBSIDIARY COMPANIES
CONSOLIDATING STATEMENT OF INCOME
FOR THE THREE MONTHS ENDED JUNE 30, 2013
(in thousands)(unaudited)

				Chemed
	VITAS	Roto-Rooter	Corporate	Consolidated
2013 (a)
Service revenues and sales	$263,568	$93,630	$-	$357,198
Cost of services provided and goods sold	205,788	49,571	-	255,359
Selling, general and administrative expenses	21,063	25,230	6,814	53,107
Depreciation	4,520	2,246	133	6,899
Amortization	536	149	496	1,181
Other operating expenses	-	14,760	-	14,760
Total costs and expenses	231,907	91,956	7,443	331,306
Income/(loss) from operations	31,661	1,674	(7,443)	25,892
Interest expense	(51)	(97)	(3,549)	(3,697)
Intercompany interest income/(expense)	866	436	(1,302)	-
Other income/(expense)—net	585	34	1,077	1,696
Income/(expense) before income taxes	33,061	2,047	(11,217)	23,891
Income taxes	(12,576)	(633)	3,926	(9,283)
Net income/(loss)	$20,485	$1,414	$(7,291)	$14,608

(a) The following amounts are included in net income (in thousands):
				Chemed
	VITAS	Roto-Rooter	Corporate	Consolidated
Pretax benefit/(cost):
Stock option expense	$-	$-	$(1,612)	$(1,612)
Noncash impact of accounting for convertible debt	-	-	(2,132)	(2,132)
Long-term incentive compensation	-	-	(494)	(494)
Litigation settlement	-	(14,760)	-	(14,760)
Expenses related to litigation settlements	-	(567)	-	(567)
Expenses related to securities litigation	-	-	(1)	(1)
Acquisition expenses	(19)	(1)	-	(20)
Expenses related to OIG investigation	(996)	-	-	(996)
Total	$(1,015)	$(15,328)	$(4,239)	$(20,582)

				Chemed
	VITAS	Roto-Rooter	Corporate	Consolidated
After-tax benefit/(cost):
Stock option expense	$-	$-	$(1,020)	$(1,020)
Noncash impact of accounting for convertible debt	-	-	(1,348)	(1,348)
Long-term incentive compensation	-	-	(313)	(313)
Litigation settlement	-	(8,967)	-	(8,967)
Expenses related to litigation settlements	-	(344)	-	(344)
Expenses related to securities litigation	-	-	(1)	(1)
Acquisition expenses	(12)	(1)	-	(13)
Expenses related to OIG investigation	(618)	-	-	(618)
Total	$(630)	$(9,312)	$(2,682)	$(12,624)

CHEMED CORPORATION AND SUBSIDIARY COMPANIES
CONSOLIDATING STATEMENT OF INCOME
FOR THE THREE MONTHS ENDED JUNE 30, 2012
(in thousands)(unaudited)

				Chemed
	VITAS	Roto-Rooter	Corporate	Consolidated
2012 (a)
Service revenues and sales	$265,213	$88,957	$-	$354,170
Cost of services provided and goods sold	207,839	49,529	-	257,368
Selling, general and administrative expenses	20,471	24,372	4,927	49,770
Depreciation	4,164	2,085	131	6,380
Amortization	488	157	482	1,127
Total costs and expenses	232,962	76,143	5,540	314,645
Income/(loss) from operations	32,251	12,814	(5,540)	39,525
Interest expense	(63)	(107)	(3,502)	(3,672)
Intercompany interest income/(expense)	812	430	(1,242)	-
Other income/(expense)—net	(1)	(33)	(936)	(970)
Income/(expense) before income taxes	32,999	13,104	(11,220)	34,883
Income taxes	(12,566)	(5,030)	3,987	(13,609)
Net income/(loss)	$20,433	$8,074	$(7,233)	$21,274

(a) The following amounts are included in net income (in thousands):
				Chemed
	VITAS	Roto-Rooter	Corporate	Consolidated
Pretax benefit/(cost):
Stock option expense	$-	$-	$(2,374)	$(2,374)
Noncash impact of accounting for convertible debt	-	-	(1,973)	(1,973)
Expenses related to securities litigation	-	-	(197)	(197)
Expenses related to litigation settlements	-	(80)	-	(80)
Acquisition expenses	-	(20)	-	(20)
Expenses of OIG investigation	(195)	-	-	(195)
Total	$(195)	$(100)	$(4,544)	$(4,839)

				Chemed
	VITAS	Roto-Rooter	Corporate	Consolidated
After-tax benefit/(cost):
Stock option expense	$-	$-	$(1,502)	$(1,502)
Noncash impact of accounting for convertible debt	-	-	(1,248)	(1,248)
Expenses related to securities litigation	-	-	(124)	(124)
Expenses related to litigation settlements	-	(49)	-	(49)
Acquisition expenses	-	(12)	-	(12)
Expenses of OIG investigation	(121)	-	-	(121)
Total	$(121)	$(61)	$(2,874)	$(3,056)

CHEMED CORPORATION AND SUBSIDIARY COMPANIES
CONSOLIDATING STATEMENT OF INCOME
FOR THE SIX MONTHS ENDED JUNE 30, 2013
(in thousands)(unaudited)

				Chemed
	VITAS	Roto-Rooter	Corporate	Consolidated
2013 (a)
Service revenues and sales	$534,895	$188,944	$-	$723,839
Cost of services provided and goods sold	418,949	100,717	-	519,666
Selling, general and administrative expenses	42,667	51,892	14,108	108,667
Depreciation	9,033	4,394	267	13,694
Amortization	1,026	303	979	2,308
Other operating expenses	-	14,760	-	14,760
Total costs and expenses	471,675	172,066	15,354	659,095
Income/(loss) from operations	63,220	16,878	(15,354)	64,744
Interest expense	(97)	(156)	(7,538)	(7,791)
Intercompany interest income/(expense)	1,709	864	(2,573)	-
Other income/(expense)—net	805	34	2,563	3,402
Income/(expense) before income taxes	65,637	17,620	(22,902)	60,355
Income taxes	(25,009)	(6,582)	8,122	(23,469)
Net income/(loss)	$40,628	$11,038	$(14,780)	$36,886

(a) The following amounts are included in net income (in thousands):
				Chemed
	VITAS	Roto-Rooter	Corporate	Consolidated
Pretax benefit/(cost):
Stock option expense	$-	$-	$(3,103)	$(3,103)
Noncash impact of accounting for convertible debt	-	-	(4,223)	(4,223)
Long-term incentive compensation	-	-	(1,106)	(1,106)
Expenses of severance arrangements	-	(302)	-	(302)
Loss on extinguishment of debt	-	-	(465)	(465)
Litigation settlement	-	(14,760)	-	(14,760)
Expenses related to litigation settlements	-	(708)	-	(708)
Expenses related to securities litigation	-	-	(3)	(3)
Acquisition expenses	(20)	(1)	-	(21)
Expenses related to OIG investigation	(2,035)	-	-	(2,035)
Total	$(2,055)	$(15,771)	$(8,900)	$(26,726)

				Chemed
	VITAS	Roto-Rooter	Corporate	Consolidated
After-tax benefit/(cost):
Stock option expense	$-	$-	$(1,963)	$(1,963)
Noncash impact of accounting for convertible debt	-	-	(2,671)	(2,671)
Long-term incentive compensation	-	-	(700)	(700)
Expenses of severance arrangements	-	(184)	-	(184)
Loss on extinguishment of debt	-	-	(294)	(294)
Litigation settlement	-	(8,967)	-	(8,967)
Expenses related to litigation settlements	-	(430)	-	(430)
Expenses related to securities litigation	-	-	(2)	(2)
Acquisition expenses	(12)	(1)	-	(13)
Expenses related to OIG investigation	(1,262)	-	-	(1,262)
Total	$(1,274)	$(9,582)	$(5,630)	$(16,486)

CHEMED CORPORATION AND SUBSIDIARY COMPANIES
CONSOLIDATING STATEMENT OF INCOME
FOR THE SIX MONTHS ENDED JUNE 30, 2012
(in thousands)(unaudited)

				Chemed
	VITAS	Roto-Rooter	Corporate	Consolidated
2012 (a)
Service revenues and sales	$526,060	$181,053	$-	$707,113
Cost of services provided and goods sold	413,459	101,354	-	514,813
Selling, general and administrative expenses	40,219	50,525	12,193	102,937
Depreciation	8,188	4,171	262	12,621
Amortization	978	311	951	2,240
Total costs and expenses	462,844	156,361	13,406	632,611
Income/(loss) from operations	63,216	24,692	(13,406)	74,502
Interest expense	(126)	(214)	(6,949)	(7,289)
Intercompany interest income/(expense)	1,566	825	(2,391)	-
Other income/(expense)—net	(32)	(54)	1,211	1,125
Income/(expense) before income taxes	64,624	25,249	(21,535)	68,338
Income taxes	(24,564)	(9,680)	7,625	(26,619)
Net income/(loss)	$40,060	$15,569	$(13,910)	$41,719

(a) The following amounts are included in net income (in thousands):
				Chemed
	VITAS	Roto-Rooter	Corporate	Consolidated
Pretax benefit/(cost):
Stock option expense	$-	$-	$(4,312)	$(4,312)
Noncash impact of accounting for convertible debt	-	-	(3,908)	(3,908)
Expenses related to securities litigation	-	-	(197)	(197)
Expenses related to litigation settlements	-	(727)	-	(727)
Acquisition expenses	-	(35)	-	(35)
Expenses related to OIG investigation	(266)	-	-	(266)
Total	$(266)	$(762)	$(8,417)	$(9,445)

				Chemed
	VITAS	Roto-Rooter	Corporate	Consolidated
After-tax benefit/(cost):	$	$	$	$
Stock option expense	-	-	(2,727)	(2,727)
Noncash impact of accounting for convertible debt	-	-	(2,472)	(2,472)
Expenses related to securities litigation	-	-	(124)	(124)
Expenses related to litigation settlements	-	(442)	-	(442)
Acquisition expenses	-	(21)	-	(21)
Expenses related to OIG investigation	(165)	-	-	(165)
Total	$(165)	$(463)	$(5,323)	$(5,951)

Consolidating Summary and Reconciliation of Adjusted EBITDA

Chemed Corporation and Subsidiary Companies
(in thousands)				Chemed
For the three months ended June 30, 2013	VITAS	Roto-Rooter	Corporate	Consolidated

Net income/(loss)	$20,485	$1,414	$(7,291)	$14,608
Add/(deduct):
Interest expense	51	97	3,549	3,697
Income taxes	12,576	633	(3,926)	9,283
Depreciation	4,520	2,246	133	6,899
Amortization	536	149	496	1,181
EBITDA	38,168	4,539	(7,039)	35,668
Add/(deduct):
Intercompany interest expense/(income)	(866)	(436)	1,302	-
Interest income	(642)	(14)	(14)	(670)
Expenses related to OIG investigation	996	-	-	996
Acquisition expenses	19	1	-	20
Litigation settlement	-	14,760	-	14,760
Expenses related to litigation settlements	-	567	-	567
Advertising cost adjustment	-	(505)	-	(505)
Stock option expense	-	-	1,612	1,612
Long-term incentive compensation	-	-	494	494
Expenses related to securities litigation	-	-	1	1
Adjusted EBITDA	$37,675	$18,912	$(3,644)	$52,943

				Chemed
For the three months ended June 30, 2012	VITAS	Roto-Rooter	Corporate	Consolidated

Net income/(loss)	$20,433	$8,074	$(7,233)	$21,274
Add/(deduct):
Interest expense	63	107	3,502	3,672
Income taxes	12,566	5,030	(3,987)	13,609
Depreciation	4,164	2,085	131	6,380
Amortization	488	157	482	1,127
EBITDA	37,714	15,453	(7,105)	46,062
Add/(deduct):
Intercompany interest expense/(income)	(812)	(430)	1,242	-
Interest income	(42)	(2)	(15)	(59)
Expenses related to OIG investigation	195	-	-	195
Acquisition expenses	-	20	-	20
Expenses related to litigation settlements	-	80	-	80
Advertising cost adjustment	-	(696)	-	(696)
Stock option expense	-	-	2,374	2,374
Expenses related to securities litigation	-	-	197	197
Adjusted EBITDA	$37,055	$14,425	$(3,307)	$48,173

Consolidating Summary and Reconciliation of Adjusted EBITDA

Chemed Corporation and Subsidiary Companies
(in thousands)				Chemed
For the six months ended June 30, 2013	VITAS	Roto-Rooter	Corporate	Consolidated

Net income/(loss)	$40,628	$11,038	$(14,780)	$36,886
Add/(deduct):
Interest expense	97	156	7,538	7,791
Income taxes	25,009	6,582	(8,122)	23,469
Depreciation	9,033	4,394	267	13,694
Amortization	1,026	303	979	2,308
EBITDA	75,793	22,473	(14,118)	84,148
Add/(deduct):
Intercompany interest expense/(income)	(1,709)	(864)	2,573	-
Interest income	(888)	(56)	(29)	(973)
Expenses related to OIG investigation	2,035	-	-	2,035
Acquisition expenses	20	1	-	21
Litigation settlement	-	14,760	-	14,760
Expenses related to litigation settlements	-	708	-	708
Advertising cost adjustment	-	(974)	-	(974)
Expenses of severance arrangements	-	302	-	302
Stock option expense	-	-	3,103	3,103
Long-term incentive compensation	-	-	1,106	1,106
Expenses related to securities litigation	-	-	3	3
Adjusted EBITDA	$75,251	$36,350	$(7,362)	$104,239

				Chemed
For the six months ended June 30, 2012	VITAS	Roto-Rooter	Corporate	Consolidated

Net income/(loss)	$40,060	$15,569	$(13,910)	$41,719
Add/(deduct):
Interest expense	126	214	6,949	7,289
Income taxes	24,564	9,680	(7,625)	26,619
Depreciation	8,188	4,171	262	12,621
Amortization	978	311	951	2,240
EBITDA	73,916	29,945	(13,373)	90,488
Add/(deduct):
Intercompany interest expense/(income)	(1,566)	(825)	2,391	-
Interest income	(72)	(10)	(28)	(110)
Expenses related to OIG investigation	266	-	-	266
Acquisition expenses	-	35	-	35
Expenses related to litigation settlements	-	727	-	727
Advertising cost adjustment	-	(1,402)	-	(1,402)
Stock option expense	-	-	4,312	4,312
Expenses related to securities litigation	-	-	197	197
Adjusted EBITDA	$72,544	$28,470	$(6,501)	$94,513

CHEMED CORPORATION AND SUBSIDIARY COMPANIES
RECONCILIATION OF ADJUSTED NET INCOME
(in thousands, except per share data)(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net income as reported	$14,608	$21,274	$36,886	$41,719

Add/(deduct) after-tax cost of:
Litigation settlement	8,967	-	8,967	-
Additional interest expense resulting from the change in
in accounting for the conversion feature of the
convertible notes	1,348	1,248	2,671	2,472
Stock option expense	1,020	1,502	1,963	2,727
Expenses of OIG investigation	618	121	1,262	165
Expenses related to litigation settlements	344	49	430	442
Long-term incentive compensation	313	-	700	-
Acquisition expenses	13	12	13	21
Expenses related to securities litigation	1	124	2	124
Loss on extinguishment of debt	-	-	294	-
Severance arrangements	-	-	184	-
Adjusted net income	$27,232	$24,330	$53,372	$47,670

Earnings Per Share As Reported
Net income	$0.79	$1.12	$1.99	$2.20
Average number of shares outstanding	18,606	18,998	18,564	18,976
Diluted Earnings Per Share As Reported
Net income	$0.77	$1.10	$1.94	$2.16
Average number of shares outstanding	18,966	19,369	18,980	19,357

Adjusted Earnings Per Share
Net income	$1.46	$1.28	$2.88	$2.51
Average number of shares outstanding	18,606	18,998	18,564	18,976
Adjusted Diluted Earnings Per Share
Net income	$1.44	$1.26	$2.81	$2.46
Average number of shares outstanding	18,966	19,369	18,980	19,357

The "Footnotes to Financial Statements" are integral parts of this financial information.

CHEMED CORPORATION AND SUBSIDIARY COMPANIES
OPERATING STATISTICS FOR VITAS SEGMENT
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
OPERATING STATISTICS	2013	2012	2013	2012
Net revenue ($000)
Homecare	$200,273	$193,150	$396,934	$379,747
Inpatient	25,889	29,247	54,357	58,399
Continuous care	38,261	42,816	83,586	85,337
Total before Medicare cap allowance	$264,423	$265,213	$534,877	$523,483
Medicare cap allowance	(855)	-	18	2,577
Total	$263,568	$265,213	$534,895	$526,060
Net revenue as a percent of total
before Medicare cap allowance
Homecare	75.7%	72.9%	74.2%	72.5%
Inpatient	9.8	11.0	10.2	11.2
Continuous care	14.5	16.1	15.6	16.3
Total before Medicare cap allowance	100.0	100.0	100.0	100.0
Medicare cap allowance	(0.3)	-	-	0.5
Total	99.7%	100.0%	100.0%	100.5%
Average daily census (days)
Homecare	10,719	9,971	10,538	9,792
Nursing home	2,943	3,036	2,936	3,011
Routine homecare	13,662	13,007	13,474	12,803
Inpatient	434	466	451	469
Continuous care	583	638	631	635
Total	14,679	14,111	14,556	13,907

Total Admissions	15,721	15,912	32,858	32,234
Total Discharges	15,763	15,508	32,622	31,707
Average length of stay (days)	84.8	74.0	80.9	78.3
Median length of stay (days)	16.0	14.0	14.0	14.0
ADC by major diagnosis
Neurological	35.5%	33.6%	35.1%	34.0%
Cancer	16.9	17.7	16.9	17.8
Cardio	12.5	11.6	12.0	11.5
Respiratory	7.5	6.7	7.3	6.7
Other	27.6	30.4	28.7	30.0
Total	100.0%	100.0%	100.0%	100.0%
Admissions by major diagnosis
Neurological	20.1%	18.9%	19.8%	19.2%
Cancer	33.6	33.5	32.3	32.9
Cardio	13.2	10.8	12.5	11.3
Respiratory	9.1	8.1	9.4	8.5
Other	24.0	28.7	26.0	28.1
Total	100.0%	100.0%	100.0%	100.0%
Direct patient care margins
Routine homecare	52.3%	52.4%	52.1%	51.4%
Inpatient	3.6	12.7	7.4	13.4
Continuous care	14.6	19.7	16.3	19.8
Homecare margin drivers (dollars per patient day)
Labor costs	$55.04	$54.56	$56.09	$56.13
Drug costs	7.55	8.31	7.56	8.32
Home medical equipment	6.56	6.78	6.70	6.80
Medical supplies	3.13	2.79	3.03	2.77
Inpatient margin drivers (dollars per patient day)
Labor costs	$346.46	$321.16	$333.15	$317.73
Continuous care margin drivers (dollars per patient day)
Labor costs	$595.29	$569.98	$591.24	$569.76
Bad debt expense as a percent of revenues	0.8%	0.8%	0.8%	0.8%
Accounts receivable --
Days of revenue outstanding- excluding unapplied Medicare payments	36.8	35.0	n.a	n.a
Days of revenue outstanding- including unapplied Medicare payments	20.5	30.6	n.a	n.a

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

Item 3.                      Quantitative and Qualitative Disclosures about Market Risk

Our primary market risk exposure relates to interest rate risk exposure through variable interest rate borrowings.  At June 30, 2013, we had no variable rate debt outstanding.  At June 30, 2013, the fair value of the Notes approximates $199.0 million which have a face value of $187.0 million.

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

Item 2.                   Unregistered Sales of Equity Securities and Use of Proceeds

Item 2(c). Purchases of Equity Securities by Issuer and Affiliated Purchasers

The following table shows the activity related to our share repurchase program for the first six months of 2013:

	Total Number	Weighted Average	Cumulative Shares	Dollar Amount
	of Shares	Price Paid Per	Repurchased Under	Remaining Under
	Repurchased	Share	the Program	The Program

February 2011 Program
January 1 through January 31, 2013	-	$-	-	$14,739,197
February 1 through February 28, 2013	-	-	-	114,739,197
March 1 through March 31, 2013	-	-	-	$114,739,197

First Quarter Total	-	$-

April 1 through April 30, 2013	-	$-	-	$114,739,197
May 31 through May 31, 2013	280,701	65.72	280,701	96,291,009
June 1 through June 30, 2013	-	-	280,701	$96,291,009

Second Quarter Total	280,701	$65.72

On February 20, 2013, our Board of Directors authorized an additional $100 million under the February 2011 Repurchase Program.

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

Chemed Corporation
(Registrant)

Dated:	July 25, 2013	By:	/s/ Kevin J. McNamara
Kevin J. McNamara
(President and Chief Executive Officer)

Dated:	July 25, 2013	By:	/s/ David P. Williams
David P. Williams
(Executive Vice President and Chief Financial Officer)

Dated:	July 25, 2013	By:	/s/ Arthur V. Tucker, Jr.
Arthur V. Tucker, Jr.
(Vice President and Controller)