Form 10-Q
period 2013-09-30
CHEMED CORP
filed 2013-11-01
CIK 19584

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)

☒    Quarterly Report Under Section 13 or 15 (d) of the Securities Exchange Act of 1934 For the Quarterly Period Ended September 30, 2013

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
Large accelerated filer	☒	Accelerated filer	☐	Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes	☐	No	☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Amount	Date

Capital Stock $1 Par Value	17,634,176 Shares	September 30, 2013

CHEMED CORPORATION AND
SUBSIDIARY COMPANIES

Index

Page No.
PART I. FINANCIAL INFORMATION:
Item 1. Financial Statements
Unaudited Consolidated Balance Sheet -
September 30, 2013 and December 31, 2012	3

Unaudited Consolidated Statement of Income -
Three and nine months ended September 30, 2013 and 2012	4

Unaudited Consolidated Statement of Cash Flows -
Nine months ended September 30, 2013 and 2012	5

Notes to Unaudited Consolidated Financial Statements	6

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	18

Item 3. Quantitative and Qualitative Disclosures about Market Risk	34

Item 4. Controls and Procedures	34

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	34

Item 1A. Risk Factors	34

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	35

Item 3. Defaults Upon Senior Securities	35

Item 4. Mine Safety Disclosures	35

Item 5. Other Information	35

Item 6. Exhibits	36
EX – 31.1
EX – 31.2
EX – 31.3
EX – 32.1
EX – 32.2
EX – 32.3
EX – 101.INS
EX – 101.SCH
EX – 101.CAL
EX – 101.DEF
EX – 101.LAB
EX – 101.PRE

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
CHEMED CORPORATION AND SUBSIDIARY COMPANIES
UNAUDITED CONSOLIDATED BALANCE SHEET
(in thousands, except share and per share data)

	September 30,	December 31,
	2013	2012
ASSETS
Current assets
Cash and cash equivalents	$83,204	$69,531
Accounts receivable less allowances of $12,555 (2012 - $10,892)	80,117	93,333
Inventories	6,729	7,058
Current deferred income taxes	25,101	13,659
Prepaid income taxes	3,538	2,643
Prepaid expenses	17,684	11,447
Total current assets	216,373	197,671
Investments of deferred compensation plans	40,683	36,089
Properties and equipment, at cost, less accumulated depreciation of $178,720 (2012 - $164,607)	89,800	91,934
Identifiable intangible assets less accumulated amortization of $31,633 (2012 - $30,414)	56,979	57,177
Goodwill	466,940	465,832
Other assets	10,765	10,923
Total Assets	$881,540	$859,626

LIABILITIES
Current liabilities
Accounts payable	$44,523	$48,472
Current portion of long-term debt	181,340	-
Income taxes	5,529	4,938
Accrued insurance	41,737	40,654
Accrued compensation	46,689	45,457
Other current liabilities	56,536	17,301
Total current liabilities	376,354	156,822
Deferred income taxes	27,454	27,662
Long-term debt	-	174,890
Deferred compensation liabilities	39,406	35,599
Other liabilities	11,499	11,362
Total Liabilities	454,713	406,335
Commitments and contingencies
STOCKHOLDERS' EQUITY
Capital stock - authorized 80,000,000 shares $1 par; issued 32,085,561 shares (2012 - 31,589,366 shares)	32,086	31,589
Paid-in capital	469,934	437,364
Retained earnings	666,894	623,035
Treasury stock - 14,548,735 shares (2012 - 13,057,270)	(744,210)	(640,732)
Deferred compensation payable in Company stock	2,123	2,035
Total Stockholders' Equity	426,827	453,291
Total Liabilities and Stockholders' Equity	$881,540	$859,626

See accompanying notes to unaudited consolidated financial statements.

CHEMED CORPORATION AND SUBSIDIARY COMPANIES
UNAUDITED CONSOLIDATED STATEMENT OF INCOME
(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Service revenues and sales	$340,886	$354,353	$1,064,725	$1,061,466
Cost of services provided and goods sold (excluding depreciation)	243,184	256,610	762,850	771,423
Selling, general and administrative expenses	48,870	52,955	157,537	155,892
Depreciation	6,971	6,557	20,665	19,178
Amortization	1,190	1,135	3,498	3,375
Other operating expenses	11,461	1,126	26,221	1,126
Total costs and expenses	311,676	318,383	970,771	950,994
Income from operations	29,210	35,970	93,954	110,472
Interest expense	(3,500)	(3,743)	(11,291)	(11,032)
Other income/(expense) - net	(90)	1,840	3,312	2,965
Income before income taxes	25,620	34,067	85,975	102,405
Income taxes	(8,188)	(13,222)	(31,657)	(39,841)
Net income	$17,432	$20,845	$54,318	$62,564

Earnings Per Share
Net income	$0.96	$1.10	$2.95	$3.30
Average number of shares outstanding	18,184	18,960	18,436	18,977

Diluted Earnings Per Share
Net income	$0.94	$1.07	$2.89	$3.23
Average number of shares outstanding	18,522	19,404	18,824	19,382

Cash Dividends Per Share	$0.20	$0.18	$0.56	$0.50

See accompanying notes to unaudited consolidated financial statements.

CHEMED CORPORATION AND SUBSIDIARY COMPANIES
UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOWS
(in thousands)

	Nine Months Ended
	September 30,
	2013	2012
Cash Flows from Operating Activities
Net income	$54,318	$62,564
Adjustments to reconcile net income to net cash provided
by operating activities:
Depreciation and amortization	24,163	22,553
Deferred income taxes	(11,681)	(6,808)
Provision for uncollectible accounts receivable	8,211	7,303
Amortization of discount on convertible notes	6,450	6,028
Stock option expense	4,732	6,709
Amortization of debt issuance costs	1,421	940
Noncash long-term incentive compensation	1,161	-
Changes in operating assets and liabilities, excluding
amounts acquired in business combinations:
Decrease/(increase) in accounts receivable	5,293	(30,409)
Decrease in inventories	329	1,029
Decrease/(increase) in prepaid expenses	(6,183)	1,554
Increase in accounts payable and other current liabilities	48,967	4,454
Increase in income taxes	1,923	1,292
Increase in other assets	(5,002)	(3,944)
Increase in other liabilities	3,978	6,648
Excess tax benefit on share-based compensation	(2,507)	(2,714)
Other sources	285	138
Net cash provided by operating activities	135,858	77,337
Cash Flows from Investing Activities
Capital expenditures	(18,887)	(26,489)
Business combinations, net of cash acquired	(2,210)	(5,900)
Other sources	139	528
Net cash used by investing activities	(20,958)	(31,861)
Cash Flows from Financing Activities
Purchases of treasury stock	(89,611)	(11,724)
Dividends paid	(10,459)	(9,641)
Capital stock surrendered to pay taxes on stock-based compensation	(4,280)	(3,236)
Proceeds from exercise of stock options	13,125	10,483
Excess tax benefit on share-based compensation	2,507	2,714
Decrease in cash overdrafts payable	(10,928)	(3,299)
Debt issuance costs	(1,108)	-
Other sources/(uses)	(473)	442
Net cash used by financing activities	(101,227)	(14,261)
Increase in Cash and Cash Equivalents	13,673	31,215
Cash and cash equivalents at beginning of year	69,531	38,081
Cash and cash equivalents at end of period	$83,204	$69,296

See accompanying notes to unaudited consolidated financial statements.

CHEMED CORPORATION AND SUBSIDIARY COMPANIES
Notes to Unaudited Consolidated Financial Statements

1.   Basis of Presentation

As used herein, the terms "We," "Company" and "Chemed" refer to Chemed Corporation or Chemed Corporation and its consolidated subsidiaries.

We have prepared the accompanying unaudited consolidated financial statements of Chemed in accordance with Rule 10-01 of SEC Regulation S-X.  Consequently, we have omitted certain disclosures required under generally accepted accounting principles in the United States (“GAAP”) for complete financial statements. The December 31, 2012 balance sheet data were derived from audited financial statements but do not include all disclosures required by GAAP.  However, in our opinion, the financial statements presented herein contain all adjustments, consisting only of normal recurring adjustments, necessary to state fairly our financial position, results of operations and cash flows.  These financial statements are prepared on the same basis as and should be read in conjunction with the Consolidated Financial Statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2012.

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

As of September 30, 2013, VITAS has approximately $224,000 in unbilled revenue included in accounts receivable (December 31, 2012 - $457,000).  The unbilled revenue at VITAS relates to hospice programs currently undergoing various patient file reviews.  Surveyors working on behalf of the various payers review certain patient files for compliance with applicable regulations.  During the time the patient file is under review, we are unable to bill for care provided to those patients.  We make appropriate provisions to reduce our accounts receivable balance for any governmental or other payer reviews resulting in denials of patient service revenue.  We believe our hospice programs comply with all payer requirements.  However, we cannot predict whether future billing reviews or similar audits by payers will result in material denials or reductions in revenue.

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

During the three and nine month periods ended September 30, 2013, we reversed Medicare cap liability of $873,000 for amounts recorded in the fourth quarter of 2012 for three programs’ projected 2013 measurement period liability.  We reversed these amounts as improving admissions trends in these programs indicate that the liability had been eliminated.  During 2013 this reversal was offset by a $4.0 million Medicare cap liability for one program’s projected 2013 measurement period liability.

Shown below is the Medicare cap liability activity for the fiscal periods ended (in thousands):

	September 30,
	2013	2012
Beginning balance January 1,	$1,261	$2,965
2013 measurement period	3,161	-
2012 measurement period	-	(2,577)
Ending balance September 30,	$4,422	$388

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

Three months ended September 30,		Nine months ended September 30,
2013	2012	2013	2012
$1,909	$1,983	$5,793	$6,021

3.   Segments

Service revenues and sales and after-tax earnings by business segment are as follows (in thousands):

	Three months ended September 30,			Nine months ended September 30,
	2013		2012	2013		2012
Service Revenues and Sales
VITAS	$254,001		$267,990	$788,896		$794,050
Roto-Rooter	86,885		86,363	275,829		267,416
Total	$340,886		$354,353	$1,064,725		$1,061,466

After-tax Earnings
VITAS	$14,608		$21,940	$55,237		$61,999
Roto-Rooter	8,181		6,145	19,218		21,715
Total	22,789		28,085	74,455		83,714
Corporate	(5,357	) *	(7,240)	(20,137	) *	(21,150)
Net income	$17,432		$20,845	$54,318		$62,564

*Corporate includes a credit of $1.8 million related to the expiration of tax statutes for uncertain tax positions recorded in prior years.

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

4.  Earnings per Share

Earnings per share (“EPS”) are computed using the weighted average number of shares of capital stock outstanding.  Earnings and diluted earnings per share are computed as follows (in thousands, except per share data):

		Net Income
For the Three Months Ended September 30,		Income	Shares	Earnings per Share
2013
	Earnings	$17,432	18,184	$0.96
	Dilutive stock options	-	235
	Nonvested stock awards	-	103
	Diluted earnings	$17,432	18,522	$0.94

2012
	Earnings	$20,845	18,960	$1.10
	Dilutive stock options	-	341
	Nonvested stock awards	-	103
	Diluted earnings	$20,845	19,404	$1.07

		Net Income
For the Nine Months Ended September 30,		Income	Shares	Earnings per Share
2013
	Earnings	$54,318	18,436	$2.95
	Dilutive stock options	-	287
	Nonvested stock awards	-	101
	Diluted earnings	$54,318	18,824	$2.89

2012
	Earnings	$62,564	18,977	$3.30
	Dilutive stock options	-	313
	Nonvested stock awards	-	92
	Diluted earnings	$62,564	19,382	$3.23

For the three and nine-month periods ended September 30, 2013, 434,000 and 31,000, respectively, stock options were excluded from the computation of diluted earnings per share because they would have been anti-dilutive. For the three and nine-month period ended September 30, 2012, 1.4 million stock options were excluded from the computation of diluted earnings per share.

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

The following table provides examples of how changes in our stock price impact the number of shares that would be included in our diluted earnings per share calculation at September 30, 2013.  It also shows the impact on the number of shares issuable upon conversion of the Notes and settlement of the purchased call options and sold warrants:

	Shares		Total Treasury	Shares Due	Incremental
	Underlying 1.875%		Method	to the Company	Shares Issued/
Share	Convertible	Warrant	Incremental	under Notes	(Received) by the Company
Price	Notes	Shares	Shares (a)	Hedges	upon Conversion (b)
$80.73	61,766	-	61,766	(66,076)	(4,310)
$90.73	317,009	-	317,009	(339,127)	(22,118)
$100.73	521,573	-	521,573	(557,964)	(36,391)
$110.73	689,189	121,511	810,700	(737,274)	73,426
$120.73	829,038	322,121	1,151,159	(886,880)	264,279
$130.73	947,492	492,040	1,439,532	(1,013,599)	425,933

a)	Represents the number of incremental shares that must be included in the calculation of fully diluted shares under U.S. GAAP.
b)	Represents the number of incremental shares to be issued by the Company upon conversion of the 1.875% Convertible Notes, assuming concurrent settlement of the note hedges and warrants.

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

We are in compliance with all debt covenants as of September 30, 2013.  We have issued $32.9 million in standby letters of credit as of September 30, 2013 for insurance purposes.  Issued letters of credit reduce our available credit under the 2013 Credit Agreement.  As of September 30, 2013, we have approximately $317.1 million of unused lines of credit available and eligible to be drawn down under our revolving credit facility, excluding the $150 million expansion feature.

The following amounts are included in our consolidated balance sheet related to the Notes:

	September 30, 2013	December 31, 2012
Principal amount of convertible debentures	$186,956	$186,956
Unamortized debt discount	(5,616)	(12,066)
Carrying amount of convertible debentures	$181,340	$174,890
Additional paid in capital (net of tax)	$31,310	$31,310

In the second quarter of 2013, the principal amount of the convertible debentures was reclassified to current as the amounts are due in May 2014.

The following amounts comprise interest expense included in our consolidated income statement (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Cash interest expense	$990	$1,381	$3,420	$4,064
Non-cash amortization of debt discount	2,186	2,043	6,450	6,028
Amortization and write-off of debt costs	324	319	1,421	940
Total interest expense	$3,500	$3,743	$11,291	$11,032

The unamortized debt discount is being amortized using the effective interest method over the remaining life of the Notes.  The effective rate on the Notes is approximately 6.875% as of September 30, 2013.

6.   Other Income/(expense) – Net

Other income/(expense) -- net comprises the following (in thousands):

Three months ended September 30,			Nine months ended September 30,
2013		2012	2013	2012
Market value gains/(losses) on assets held in
deferred compensation trust	$(189)	$1,576	$2,346	$2,761
Loss on disposal of property and equipment	(101)	(80)	(180)	(228)
Interest income	192	291	1,165	401
Other - net	8	53	(19)	31
Total other income/(expense) - net	$(90)	$1,840	$3,312	$2,965

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

8.   Independent Contractor Operations

The Roto-Rooter segment sublicenses with 68 independent contractors to operate certain plumbing repair and drain cleaning businesses in lesser-populated areas of the United States and Canada.  We had notes receivable from our independent contractors as of September 30, 2013 totaling $1.4 million (December 31, 2012 - $1.3 million).  In most cases these loans are fully or partially secured by equipment owned by the contractor.  The interest rates on the loans range from 0% to 8% per annum and the remaining terms of the loans range from 2 months to 5 years at September 30, 2013.  We recorded the following from our independent contractors (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Revenues	$8,054	$6,942	$24,418	$20,434
Pretax profits	4,243	3,611	13,015	10,424

9.   Retirement Plans

All of the Company’s plans that provide retirement and similar benefits are defined contribution plans.  These expenses include the impact of market gains and losses on assets held in deferred compensation plans.  Expenses for the Company’s pension and profit-sharing plans, excess benefit plans and other similar plans are as follows (in thousands):

Three months ended September 30,		Nine months ended September 30,
2013	2012	2013	2012
$2,098	$2,646	$9,796	$8,501

10.  Legal and Regulatory Matters

The VITAS segment of the Company’s business operates in a heavily-regulated industry.  As a result, the Company is subjected to inquiries and investigations by various government agencies, as well as to lawsuits, including qui tam actions.  The following sections describe the various ongoing lawsuits and investigations of which the Company is currently aware.  Unless otherwise indicated, it is not possible at this time for us to estimate either the timing or outcome of any of those matters, or whether any potential loss, or range of potential losses, is probable or estimable.

Regulatory Matters and Litigation
In February 2010, Chemed and Roto-Rooter were named as defendants in a lawsuit filed in the United States District Court for the Eastern District of New York, Anthony Morangelli, et al., v. Chemed Corp. and Roto-Rooter Services Co., No. 10 CV-00876 (BMC).  The named plaintiffs, current and former technicians employed by Roto-Rooter who were paid on a commission basis, asserted against Chemed and Roto-Rooter claims for violation of the Fair Labor Standards Act (“FLSA”) and claims for violations of the labor laws of multiple states.  In June 2013 the parties reached an agreement to settle the case for $14.3 million plus applicable payroll taxes ($9.0 million after tax), which is subject to Court approval.  As such, $14.8 million is recorded as other operating expense in the quarter ended June 30, 2013 Statement of Income.

VITAS is party to a class action lawsuit filed in the Superior Court of California, Los Angeles County in September 2006 by Bernadette Santos, Keith Knoche and Joyce White, Bernadette Santos, et al. v. Vitas Healthcare Corporation of California, BC359356.  This case alleges failure to pay overtime and failure to provide meal and rest periods to a purported class of California admissions nurses, chaplains and sales representatives.  The case seeks payment of penalties, interest and Plaintiffs’ attorney fees.    In December 2009, the trial court denied Plaintiffs’ motion for class certification.  In July 2011, the Court of Appeals affirmed denial of class certification on the travel time, meal and rest period claims, and reversed the trial court’s denial on the off-the-clock and sales representation exemption claims.  Plaintiffs filed an appeal of this decision.  In September 2012, in response to an order of reconsideration, the Court of Appeals reiterated its previous rulings.  In March 2013, the Court granted summary judgment dismissing the sales representatives’ claims as they are exempt employees.  In October 2013 we reached agreement, subject to Court approval, to settle the case for $10.3 million plus applicable payroll taxes ($6.5 million aftertax).  As such, $10.5 million is recorded as other operating expense in the quarter ended September 30, 2013 Statement of Income.

On January 12, 2012, a putative class action lawsuit was filed in the U.S. District Court for the Southern District of Ohio against the Company, Kevin McNamara, David Williams, and Timothy O’Toole, In re Chemed Corp. Securities Litigation, Civil Action No. 1:12-cv-28 (S.D. Ohio).  On June 18, 2012, an amended complaint was filed alleging violation of Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 against all Defendants, and violation of Section 20(a) of the Securities Exchange Act of 1934 against Messrs. McNamara, Williams, and O’Toole.  The suit’s allegations concern the VITAS hospice segment of the Company’s business.  Plaintiffs seek, on behalf of a putative class of purchasers of Chemed Capital Stock, compensatory damages in an unspecified amount and attorneys’ fees and expenses, arising from Defendants’ alleged failure to disclose an alleged fraudulent scheme at VITAS to enroll ineligible hospice patients and to fraudulently obtain payments from the federal government.  Defendants filed motions to dismiss the amended complaint on August 17, 2012, which were pending when the parties reached an agreement to settle the action.  On June 7, 2013, following the filing of U.S. v. VITAS, discussed below, Plaintiffs filed a motion for leave to file a second amended complaint.  Defendants oppose this motion. On September 16, 2013, Plaintiffs, on behalf of a putative class of purchasers of Chemed Capital Stock between February 15, 2010, and May 3, 2013, inclusive, executed a Settlement Term Sheet with Defendants (“Settlement”), reaching an agreement in principle to settle this case in full and with prejudice, and to provide Defendants with full releases of all claims that are or could have been asserted by Plaintiffs in exchange for payment of $6.0 million by our insurer into a settlement fund for the benefit of the putative class.  The Settlement has been recorded as an accrual and offsetting prepaid in the accompanying Balance Sheet. This Settlement is subject to final documentation by the parties as well as Court approval.  Defendants agreed to enter into this Settlement in order to eliminate the burden, expense and distraction of further litigation.

In June 2011, the U.S. Attorney provided the Company with a partially unsealed qui tam complaint filed under seal in the U.S. District Court for the Western District of Texas, United States, et al. ex rel. Urick v. Vitas HME Solutions, Inc. et al., 5:08-cv-0663 (“Urick”).  The U.S. Attorney filed a notice in May 2012 stating that it had decided not to intervene in the case at that time but indicating that it continues to investigate the allegations.  In June 2012, the complaint was unsealed.  The complaint asserts violations of the federal False Claims Act and the Texas Medicaid Fraud Prevention Act based on allegations of a conspiracy to submit to Medicare and Medicaid false claims involving hospice services for ineligible patients, unnecessary medical supplies, failing to satisfy certain prerequisites for payment, and altering patient records, including backdating patient revocations.  The suit was brought by Barbara Urick, a registered nurse in VITAS’s San Antonio program, against VITAS, certain of its affiliates, and several former VITAS employees, including physicians Justo Cisneros and Antonio Cavasos and nurses Sally Schwenk, Diane Anest, and Edith Reed.  In September 2012 and July 2013, the plaintiff dismissed all claims against the individual defendants.  The complaint was served on the VITAS entities on April 12, 2013.

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

On May 2, 2013, the government filed a False Claims Act complaint against the Company and certain of its hospice-related subsidiaries in the U.S. District Court for the Western District of Missouri, United States v. VITAS Hospice Services, LLC, et al., 4:13-cv-00449-BCW (the “2013 Action”).  Prior to that date, the Company received various subpoenas from the U.S. Department of Justice and OIG that have been previously disclosed. The 2013 Action alleges that, since at least 2002, VITAS, and since 2004, the Company, submitted or caused the submission of false claims to the Medicare program by (a) billing Medicare for continuous home care services when the patients were not eligible, the services were not provided, or the medical care was inappropriate, and (b) billing Medicare for patients who were not eligible for the Medicare hospice benefit because they did not have a life expectancy of six months or less if their illnesses ran their normal course.  This complaint seeks treble damages, statutory penalties, and the costs of the action, plus interest.  On August 1, 2013, the government filed its First Amended Complaint in the 2013 Action.  The First Amended Complaint changed and supplemented some of the allegations, but did not otherwise expand the causes of action or the nature of the relief sought against VITAS.  The defendants filed a motion to dismiss on September 24, 2013.

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

On September 25, 2013, the Court granted a joint motion by the government, the relators, and VITAS to consolidate the Spottiswood, Urick, and Gonzales complaints with the 2013 Action.  As a result, the First Amended Complaint will govern the consolidated claims brought by the United States and the relators for all purposes.  The relators and VITAS have stipulated that certain non-intervened claims will not be pursued by the relators.

VITAS has also received document subpoenas in related state matters.  In February 2010, VITAS received a civil investigative demand (“CID”) from the Texas Attorney General seeking documents from January 1, 2002 through the date of the CID, and interrogatory responses in connection with an investigation of possible fraudulent submission of Medicaid claims for non-qualifying patients and fraudulent shifting of costs from VITAS to the State of Texas and the United States.  The CID requested similar information sought by prior Department of Justice subpoenas, including policy and procedure manuals and information concerning Medicare and Medicaid billing, patient statistics and sales and marketing practices, together with information concerning record-keeping and retention practices, and medical records concerning 117 patients.  In September 2010, VITAS received a second CID from the Texas Attorney General seeking additional documents concerning business plans and results, revocation forms for certain patients, and electronic documents of 10 current and former employees.  In July 2012, VITAS received an investigative subpoena from the Florida Attorney General seeking documents previously produced in the course of prior government investigations as well as, for the period January 1, 2007 through the date of production, billing records and procedures: information concerning business results, plans, and strategies; documents concerning patient eligibility for hospice care; and certain information concerning employees and their compensation.

The Company intends to defend vigorously against the allegations in each of the above lawsuits.    The Company had a net recovery for these investigations, due to a one-time insurance reimbursement of $1.0 million for certain legal costs, for the three month period ended September 30, 2013 of $591,000. The net costs to comply with these investigations were $1.4 million for the nine month period ended September 30, 2013. Regardless of the outcome of any of the preceding matters, responding to the subpoenas and dealing with the various regulatory agencies and opposing parties can adversely affect us through defense costs, potential payments, diversion of management time, and related publicity.  Although the Company intends to defend them vigorously, there can be no assurance that those suits will not have a material adverse effect on the Company.

11.   Concentration of Risk

VITAS has pharmacy services agreements ("Agreements") with Omnicare, Inc. and its subsidiaries (“OCR”) whereby OCR provides specified pharmacy services for VITAS and its hospice patients in geographical areas served by both VITAS and OCR.  The Agreements renew automatically for three-year terms.  Either party may cancel the Agreements at the end of any term by giving 30 days prior written notice.  VITAS made purchases from OCR of $9.7 million and $10.6 million for the three months ended September 30, 2013 and 2012, respectively.  VITAS made purchases from OCR of $29.3 million and $30.9 million for the nine months ended September 30, 2013 and 2012, respectively For the three and nine month periods ending September 30, 2013 and 2012, respectively, purchases from this vendor represent approximately 90% of all pharmacy services used by VITAS.

12.   Cash Overdrafts and Cash Equivalents

Included in accounts payable at September 30, 2013 is cash overdrafts payable of $1.3 million (December 31, 2012 - $12.2 million).

From time to time throughout the year, we invest excess cash in money market funds with major commercial banks. We closely monitor the creditworthiness of the institutions with which we invest our overnight funds.  We had $41.0 million in cash equivalents as of September 30, 2013.  There was $56.6 million in cash equivalents as of December 31, 2012.  The weighted average rate of return for our cash equivalents was 0.07% for September 30, 2013 and 0.2% for December 31, 2012.

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

The following shows the carrying value, fair value and the hierarchy for our financial instruments as of September 30, 2013 (in thousands):

		Fair Value Measure
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Mutual fund investments of deferred
compensation plans held in trust	$40,683	$40,683	$-	$-
Long-term debt	181,340	195,257	-	-

The following shows the carrying value, fair value and the hierarchy for our financial instruments as of December 31, 2012 (in thousands):

		Fair Value Measure
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Mutual fund investments of deferred
compensation plans held in trust	$36,089	$36,089	$-	$-
Long-term debt	174,890	197,874	-	-

For cash and cash equivalents, accounts receivable and accounts payable, the carrying amount is a reasonable estimate of fair value because of the liquidity and short-term nature of these instruments.

14.   Capital Stock Repurchase Plan Transactions

We repurchased the following capital stock for the three and nine-months ended September 30, 2013 and 2012:

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012

Shares repurchased	1,032,754	9,334	1,313,455	209,234
Weighted average price per share	$68.91	$62.75	$68.23	$56.03

In February 2013, the Board of Directors authorized an additional $100 million for stock repurchase under Chemed’s existing share repurchase program. We currently have $25.1 million of authorization remaining under this share repurchase plan.

15.  Other Operating Expenses

Other operating expenses comprise (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Litigation settlement of VITAS segment (a)	$10,500	$-	$10,500	$-
Settlements of Roto-Rooter segment (b)	961	-	15,721	-
Severance and other operating costs related
to closing Roto-Rooter's HVAC business	-	1,126	-	1,126
Total other operating expenses	$11,461	$1,126	$26,221	$1,126

(a) Santos claims discussed in Note 10.
(b) Morganelli claims discussed in Note 10 and estimated cost of certain customer claims currently under negotiation.

16.   Guarantor Subsidiaries
Our 1.875% Notes are fully and unconditionally guaranteed on an unsecured, jointly, and severally liable basis by certain of our 100% owned subsidiaries.  The following unaudited, condensed, consolidating financial data presents the composition of the parent company (Chemed), the guarantor subsidiaries and the non-guarantor subsidiaries as of September 30, 2013 and December 31, 2012 for the balance sheet, the three and nine months ended September 30, 2013 and September 30, 2012 for the income statement and the nine months ended September 30, 2013 and September 30, 2012 for the statement of cash flows  (dollars in thousands):

September 30, 2013		Guarantor	Non-Guarantor	Consolidating
	Parent	Subsidiaries	Subsidiaries	Adjustments	Consolidated
ASSETS
Cash and cash equivalents	$84,842	$(10,511)	$8,873	$-	$83,204
Accounts receivable, including intercompany	960	496,001	741	(417,585)	80,117
Inventories	-	6,175	554	-	6,729
Current deferred income taxes	-	27,237	177	(2,313)	25,101
Prepaid income taxes	6,583	-	218	(3,263)	3,538
Prepaid expenses	7,199	10,245	240	-	17,684
Total current assets	99,584	529,147	10,803	(423,161)	216,373
Investments of deferred compensation plans	-	-	40,683	-	40,683
Properties and equipment, at cost less accumulated depreciation	10,361	76,957	2,482	-	89,800
Identifiable intangible assets less accumulated amortization	-	56,979	-	-	56,979
Goodwill	-	462,489	4,451	-	466,940
Other assets	18,155	1,770	15,177	(24,337)	10,765
Investments in subsidiaries	924,423	27,629	-	(952,052)	-
Total assets	$1,052,523	$1,154,971	$73,596	$(1,399,550)	$881,540
LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable, including intercompany	$421,662	$35,005	$5,441	$(417,585)	$44,523
Current portion of long-term debt	181,340	-	-	-	181,340
Income taxes	5,034	3,349	409	(3,263)	5,529
Accrued insurance	153	41,584	-	-	41,737
Accrued compensation	3,226	43,131	332	-	46,689
Other current liabilities	11,023	47,646	180	(2,313)	56,536
Total current liabilities	622,438	170,715	6,362	(423,161)	376,354
Deferred income taxes	-	51,791	-	(24,337)	27,454
Deferred compensation liabilities	-	-	39,406	-	39,406
Other liabilities	3,258	7,265	976	-	11,499
Stockholders' equity	426,827	925,200	26,852	(952,052)	426,827
Total liabilities and stockholders' equity	$1,052,523	$1,154,971	$73,596	$(1,399,550)	$881,540

December 31, 2012		Guarantor	Non-Guarantor	Consolidating
	Parent	Subsidiaries	Subsidiaries	Adjustments	Consolidated
ASSETS
Cash and cash equivalents	$56,342	$4,674	$8,515	$-	$69,531
Accounts receivable, including intercompany	925	427,341	889	(335,822)	93,333
Inventories	-	6,505	553	-	7,058
Current deferred income taxes	-	14,633	173	(1,147)	13,659
Prepaid income taxes	4,043	-	-	(1,400)	2,643
Prepaid expenses	564	10,656	227	-	11,447
Total current assets	61,874	463,809	10,357	(338,369)	197,671
Investments of deferred compensation plans	-	-	36,089	-	36,089
Properties and equipment, at cost less accumulated depreciation	10,984	78,236	2,714	-	91,934
Identifiable intangible assets less accumulated amortization	-	57,177	-	-	57,177
Goodwill	-	461,277	4,555	-	465,832
Other assets	19,025	2,005	13,797	(23,904)	10,923
Investments in subsidiaries	874,692	24,298	-	(898,990)	-
Total assets	$966,575	$1,086,802	$67,512	$(1,261,263)	$859,626
LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable, including intercompany	$325,916	$53,934	$4,444	$(335,822)	$48,472
Income taxes	1,019	3,816	1,503	(1,400)	4,938
Accrued insurance	1,339	39,315	-	-	40,654
Accrued compensation	4,119	40,891	447	-	45,457
Other current liabilities	2,786	13,903	1,759	(1,147)	17,301
Total current liabilities	335,179	151,859	8,153	(338,369)	156,822
Deferred income taxes	-	51,566	-	(23,904)	27,662
Long-term debt	174,890	-	-	-	174,890
Deferred compensation liabilities	-	-	35,599	-	35,599
Other liabilities	3,215	7,352	795	-	11,362
Stockholders' equity	453,291	876,025	22,965	(898,990)	453,291
Total liabilities and stockholders' equity	$966,575	$1,086,802	$67,512	$(1,261,263)	$859,626

For the three months ended September 30, 2013		Guarantor	Non-Guarantor	Consolidating
	Parent	Subsidiaries	Subsidiaries	Adjustments	Consolidated
Continuing Operations
Service revenues and sales	$-	$333,750	$7,136	$-	$340,886
Cost of services provided and goods sold	-	239,122	4,062	-	243,184
Selling, general and administrative expenses	5,562	42,113	1,195	-	48,870
Depreciation	240	6,497	234	-	6,971
Amortization	501	689	-	-	1,190
Other operating expenses	-	11,461	-	-	11,461
Total costs and expenses	6,303	299,882	5,491	-	311,676
Income/ (loss) from operations	(6,303)	33,868	1,645	-	29,210
Interest expense	(3,579)	(131)	210	-	(3,500)
Other (expense)/income - net	3,944	(3,840)	(194)	-	(90)
Income/ (loss) before income taxes	(5,938)	29,897	1,661	-	25,620
Income tax (provision)/ benefit	2,042	(11,393)	1,163	-	(8,188)
Equity in net income of subsidiaries	21,328	2,086	-	(23,414)	-
Net income	$17,432	$20,590	$2,824	$(23,414)	$17,432

For the three months ended September 30, 2012		Guarantor	Non-Guarantor	Consolidating
	Parent	Subsidiaries	Subsidiaries	Adjustments	Consolidated
Continuing Operations
Service revenues and sales	$-	$347,384	$6,969	$-	$354,353
Cost of services provided and goods sold	-	252,688	3,922	-	256,610
Selling, general and administrative expenses	5,991	43,992	2,972	-	52,955
Depreciation	237	6,099	221	-	6,557
Amortization	486	649	-	-	1,135
Other operating expenses	-	1,126	-	-	1,126
Total costs and expenses	6,714	304,554	7,115	-	318,383
Income/ (loss) from operations	(6,714)	42,830	(146)	-	35,970
Interest expense	(3,517)	(211)	(15)	-	(3,743)
Other (expense)/income - net	4,450	(4,184)	1,574	-	1,840
Income/ (loss) before income taxes	(5,781)	38,435	1,413	-	34,067
Income tax (provision)/ benefit	1,877	(14,560)	(539)	-	(13,222)
Equity in net income of subsidiaries	24,749	885	-	(25,634)	-
Net income	$20,845	$24,760	$874	$(25,634)	$20,845

For the nine months ended September 30, 2013		Guarantor	Non-Guarantor	Consolidating
	Parent	Subsidiaries	Subsidiaries	Adjustments	Consolidated
Continuing Operations
Service revenues and sales	$-	$1,042,449	$22,276	$-	$1,064,725
Cost of services provided and goods sold	-	750,230	12,620	-	762,850
Selling, general and administrative expenses	17,290	133,419	6,828	-	157,537
Depreciation	718	19,241	706	-	20,665
Amortization	1,480	2,018	-	-	3,498
Other operating expenses	-	26,221	-	-	26,221
Total costs and expenses	19,488	931,129	20,154	-	970,771
Income/ (loss) from operations	(19,488)	111,320	2,122	-	93,954
Interest expense	(11,089)	(384)	182	-	(11,291)
Other (expense)/income - net	12,526	(11,549)	2,335	-	3,312
Income/ (loss) before income taxes	(18,051)	99,387	4,639	-	85,975
Income tax (provision)/ benefit	6,036	(37,755)	62	-	(31,657)
Equity in net income of subsidiaries	66,333	4,057	-	(70,390)	-
Net income	$54,318	$65,689	$4,701	$(70,390)	$54,318

For the nine months ended September 30, 2012		Guarantor	Non-Guarantor	Consolidating
	Parent	Subsidiaries	Subsidiaries	Adjustments	Consolidated
Continuing Operations
Service revenues and sales	$-	$1,040,015	$21,451	$-	$1,061,466
Cost of services provided and goods sold	-	759,549	11,874	-	771,423
Selling, general and administrative expenses	17,124	131,695	7,073	-	155,892
Depreciation	704	17,816	658	-	19,178
Amortization	1,437	1,938	-	-	3,375
Other operating expenses	-	1,126	-	-	1,126
Total costs and expenses	19,265	912,124	19,605	-	950,994
Income/ (loss) from operations	(19,265)	127,891	1,846	-	110,472
Interest expense	(10,437)	(551)	(44)	-	(11,032)
Other (expense)/income - net	13,196	(12,982)	2,751	-	2,965
Income/ (loss) before income taxes	(16,506)	114,358	4,553	-	102,405
Income tax (provision)/ benefit	5,376	(43,442)	(1,775)	-	(39,841)
Equity in net income of subsidiaries	73,694	2,857	-	(76,551)	-
Net income	$62,564	$73,773	$2,778	$(76,551)	$62,564

For the nine months ended September 30, 2013		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Consolidated
Cash Flow from Operating Activities:
Net cash provided by operating activities	$16,336	$118,998	$524	$135,858
Cash Flow from Investing Activities:
Capital expenditures	(96)	(18,297)	(494)	(18,887)
Business combinations, net of cash acquired	-	(2,210)	-	(2,210)
Other sources/(uses) - net	(53)	171	21	139
Net cash used by investing activities	(149)	(20,336)	(473)	(20,958)
Cash Flow from Financing Activities:
Increase /(decrease) in cash overdrafts payable	5,378	(16,306)	-	(10,928)
Change in intercompany accounts	96,731	(97,541)	810	-
Dividends paid	(10,459)	-	-	(10,459)
Debt issuance costs	(1,108)	-	-	(1,108)
Capital stock surrendered to pay taxes on stock-based compensation	(4,280)	-	-	(4,280)
Purchases of treasury stock	(89,611)	-	-	(89,611)
Proceeds from exercise of stock options	13,125	-	-	13,125
Excess tax benefit on share-based compensation	2,507	-	-	2,507
Other sources/(uses) - net	30	-	(503)	(473)
Net cash provided/(used) by financing activities	12,313	(113,847)	307	(101,227)
Net increase/(decrease) in cash and cash equivalents	28,500	(15,185)	358	13,673
Cash and cash equivalents at beginning of year	56,342	4,674	8,515	69,531
Cash and cash equivalents at end of period	$84,842	$(10,511)	$8,873	$83,204

For the nine months ended September 30, 2012		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Consolidated
Cash Flow from Operating Activities:
Net cash provided by operating activities	$1,486	$74,206	$1,645	$77,337
Cash Flow from Investing Activities:
Capital expenditures	(196)	(25,491)	(802)	(26,489)
Business combinations, net of cash acquired	-	(5,900)	-	(5,900)
Other sources/(uses) - net	201	359	(32)	528
Net cash provided/(used) by investing activities	5	(31,032)	(834)	(31,861)
Cash Flow from Financing Activities:
Increase/(decrease) in cash overdrafts payable	(4,580)	1,281	-	(3,299)
Change in intercompany accounts	40,489	(40,022)	(467)	-
Dividends paid	(9,641)	-	-	(9,641)
Capital stock surrendered to pay taxes on stock-based compensation	(3,236)	-	-	(3,236)
Purchases of treasury stock	(11,724)	-	-	(11,724)
Proceeds from exercise of stock options	10,483	-	-	10,483
Excess tax benefit on share-based compensation	2,714	-	-	2,714
Other sources/(uses) - net	(17)	(1)	460	442
Net cash provided/(used) by financing activities	24,488	(38,742)	(7)	(14,261)
Net increase in cash and cash equivalents	25,979	4,432	804	31,215
Cash and cash equivalents at beginning of year	32,470	(1,422)	7,033	38,081
Cash and cash equivalents at end of period	$58,449	$3,010	$7,837	$69,296

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

The following is a summary of the key operating results (in thousands except per share amounts):

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Service revenues and sales	$340,886	$354,353	$1,064,725	$1,061,466
Net income	$17,432	$20,845	$54,318	$62,564
Diluted EPS	$0.94	$1.07	$2.89	$3.23
Adjusted net income	$25,098	$24,749	$78,470	$72,419
Adjusted diluted EPS	$1.36	$1.28	$4.17	$3.74
Adjusted EBITDA	$49,739	$49,020	$153,978	$143,533
Adjusted EBITDA as a % of revenue	14.6%	13.8%	14.5%	13.5%

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

For the three months ended September 30, 2013, the decrease in consolidated service revenues and sales was driven by a 0.6% increase at Roto-Rooter and a 5.2% decrease at VITAS.  The increase in service revenues at Roto-Rooter was driven by a 3.7% increase in price and mix shift offset by a 4.9% decrease in job count. The remaining difference relates to increases in contractor and Roto-Rooter Corp. revenues.  The decrease in service revenues at VITAS was a result of Medicare reimbursement rates including the effects of sequestration, declining approximately 1.1%, decreased ADC of 0.3%, a $3.2 million Medicare cap charge during the quarter and level of care mix shift.  Consolidated net income decreased 16.4% as a result of the lower revenue at VITAS and tentative litigation settlements at Vitas and Roto-Rooter.  Diluted EPS decreased 12.1% as a result of the decrease in net income offset by a lower number of shares outstanding.  Adjusted EBITDA as a percent of revenue increased 0.8% mainly as a result of improved gross profit margins at Roto-Rooter.  See page 34 for additional VITAS operating metrics.

For the nine months ended September 30, 2013, the increase in consolidated service revenues and sales was driven by a 3.1% increase at Roto-Rooter and a 0.6% decrease at VITAS.  The increase in service revenues at Roto-Rooter was driven by a 3.2% increase in price and mix shift offset by a 1.2% decrease in job count.  The remaining difference relates to increases in contractor and Roto-Rooter Corp. revenues.  The decrease in service revenues at VITAS was a result of a decrease in Medicare reimbursement rates, a $3.2 million net Medicare cap charge (compared to a $2.6 million reversal in the same period of 2012) and level of care mix shift offset by increased ADC of 3.0%.  Consolidated net income decreased 13.2% primarily as a result of lower revenue at VITAS and tentative litigation settlements at VITAS and Roto-Rooter.  Diluted EPS decreased 10.5% as a result of the decrease in net income offset by a lower number of shares outstanding.  Adjusted EBITDA as a percent of revenue increased 1.0% mainly as a result of improved gross profit margins at Roto-Rooter.  See page 34 for additional VITAS operating metrics.

Effective October 1, 2012, Medicare increased the hospice reimbursement rates by approximately 0.9% and effective April 1, 2013, as a result of sequestration, Medicare reduced hospice reimbursement rates for Medicare beneficiaries 2.0% for a net decline of 1.1% in reimbursement rates.   VITAS expects its full-year 2013 revenue, prior to Medicare cap, to be approximately 1% below the prior year.  Admissions are estimated to decline approximately 3.0%.  Adjusted EBITDA margin, prior to Medicare cap, is estimated to be 14.5% to 15.0%.  Medicare cap is estimated to be $1.8 million in the fourth quarter of 2013. Roto-Rooter expects full-year 2013 revenue growth of 2.5%.  The revenue estimate is a result of increased pricing of approximately 3.2% and job count essentially equal to the prior year.  We anticipate that our operating income and cash flows will be sufficient to operate our businesses and meet any commitments for the foreseeable future.

Financial Condition
Liquidity and Capital Resources
Material changes in the balance sheet accounts from December 31, 2012 to September 30, 2013 include the following:

•	A $39.2 million increase in other current liabilities primarily due to tentative litigation settlements and the Medicare cap liability.
•	A $13.2 million decrease in accounts receivable related to the timing of receipts.
•	A $11.4 million increase in current deferred income taxes due to the accrual of tentative litigation settlements.
•	A reclass of our convertible notes from long-term to current as they are due in May 2014.

Net cash provided by operating activities increased $58.5 million primarily as a result of a decrease in accounts receivable and an increase in other current liabilities.  Management continually evaluates cash utilization alternatives, including share repurchase, debt repurchase, acquisitions and increased dividends to determine the most beneficial use of available capital resources.

We have issued $32.9 million in standby letters of credit as of September 30, 2013, for insurance purposes.  Issued letters of credit reduce our available credit under the revolving credit agreement.  As of September 30, 2013, we have approximately $317.1 million of unused lines of credit available and eligible to be drawn down under our revolving credit facility, excluding the $150 million expansion feature. Management believes its liquidity and sources of capital are satisfactory for the Company’s needs in the foreseeable future.

Commitments and Contingencies
Collectively, the terms of our credit agreements require us to meet various financial covenants, to be tested quarterly.  We are in compliance with all financial and other debt covenants as of September 30, 2013 and anticipate remaining in compliance throughout 2013.

The VITAS segment of the Company’s business operates in a heavily-regulated industry.  As a result, the Company is subjected to inquiries and investigations by various government agencies, as well as to lawsuits, including qui tam actions.  The following sections describe the various ongoing lawsuits and investigations of which the Company is currently aware.  Unless otherwise indicated, it is not possible at this time for us to estimate either the timing or outcome of any of those matters, or whether any potential loss, or range of potential losses, is probable or estimable.

In February 2010, Chemed and Roto-Rooter were named as defendants in a lawsuit filed in the United States District Court for the Eastern District of New York, Anthony Morangelli, et al., v. Chemed Corp. and Roto-Rooter Services Co., No. 10 CV-00876 (BMC).  The named plaintiffs, current and former technicians employed by Roto-Rooter who were paid on a commission basis, asserted against Chemed and Roto-Rooter claims for violation of the Fair Labor Standards Act (“FLSA”) and claims for violations of the labor laws of multiple states.  In June 2013 the parties reached an agreement to settle the case for $14.3 million plus applicable payroll taxes ($9.0 million after tax), which is subject to Court approval.  As such, $14.8 million is recorded as other operating expense in the quarter ended June 30, 2013 Statement of Income.

VITAS is party to a class action lawsuit filed in the Superior Court of California, Los Angeles County in September 2006 by Bernadette Santos, Keith Knoche and Joyce White, Bernadette Santos, et al. v. Vitas Healthcare Corporation of California, BC359356.  This case alleges failure to pay overtime and failure to provide meal and rest periods to a purported class of California admissions nurses, chaplains and sales representatives.  The case seeks payment of penalties, interest and Plaintiffs’ attorney fees.    In December 2009, the trial court denied Plaintiffs’ motion for class certification.  In July 2011, the Court of Appeals affirmed denial of class certification on the travel time, meal and rest period claims, and reversed the trial court’s denial on the off-the-clock and sales representation exemption claims.  Plaintiffs filed an appeal of this decision.  In September 2012, in response to an order of reconsideration, the Court of Appeals reiterated its previous rulings.  In March 2013, the Court granted summary judgment dismissing the sales representatives’ claims as they are exempt employees.  In October 2013 we reached agreement, subject to Court approval, to settle the case for $10.3 million plus applicable payroll taxes ($6.5 million aftertax).  As such, $10.5 million is recorded as other operating expense in the quarter ended September 30, 2013 Statement of Income.

On January 12, 2012, a putative class action lawsuit was filed in the U.S. District Court for the Southern District of Ohio against the Company, Kevin McNamara, David Williams, and Timothy O’Toole, In re Chemed Corp. Securities Litigation, Civil Action No. 1:12-cv-28 (S.D. Ohio);.  On June 18, 2012, an amended complaint was filed alleging violation of Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 against all Defendants, and violation of Section 20(a) of the Securities Exchange Act of 1934 against Messrs. McNamara, Williams, and O’Toole.  The suit’s allegations concern the VITAS hospice segment of the Company’s business.  Plaintiffs seek, on behalf of a putative class of purchasers of Chemed Capital Stock, compensatory damages in an unspecified amount and attorneys’ fees and expenses, arising from Defendants’ alleged failure to disclose an alleged fraudulent scheme at VITAS to enroll ineligible hospice patients and to fraudulently obtain payments from the federal government.  Defendants filed motions to dismiss the amended complaint on August 17, 2012, which were pending when the parties reached an agreement to settle the action. On June 7, 2013, following the filing of U.S. v. VITAS, discussed below, Plaintiffs filed a motion for leave to file a second amended complaint.  Defendants oppose this motion. On September 16, 2013, Plaintiffs, on behalf of a putative class of purchasers of Chemed Capital Stock between February 15, 2010, and May 3, 2013, inclusive, executed a Settlement Term Sheet with Defendants (“Settlement”), reaching an agreement in principle to settle this case in full and with prejudice, and to provide Defendants with full releases of all claims that are or could have been asserted by Plaintiffs in exchange for payment of $6.0 million by our insurer into a settlement fund for the benefit of the putative class.  The Settlement has been recorded as an accrual and offsetting prepaid in the accompanying Balance Sheet.  This Settlement is subject to final documentation by the parties as well as Court approval. Defendants agreed to enter into this Settlement in order to eliminate the burden, expense and distraction of further litigation.

In June 2011, the U.S. Attorney provided the Company with a partially unsealed qui tam complaint filed under seal in the U.S. District Court for the Western District of Texas, United States, et al. ex rel. Urick v. Vitas HME Solutions, Inc. et al., 5:08-cv-0663 (“Urick”).  The U.S. Attorney filed a notice in May 2012 stating that it had decided not to intervene in the case at that time but indicating that it continues to investigate the allegations.  In June 2012, the complaint was unsealed.  The complaint asserts violations of the federal False Claims Act and the Texas Medicaid Fraud Prevention Act based on allegations of a conspiracy to submit to Medicare and Medicaid false claims involving hospice services for ineligible patients, unnecessary medical supplies, failing to satisfy certain prerequisites for payment, and altering patient records, including backdating patient revocations.  The suit was brought by Barbara Urick, a registered nurse in VITAS’s San Antonio program, against VITAS, certain of its affiliates, and several former VITAS employees, including physicians Justo Cisneros and Antonio Cavasos and nurses Sally Schwenk, Diane Anest, and Edith Reed.  In September 2012 and July 2013, the plaintiff dismissed all claims against the individual defendants.  The complaint was served on the VITAS entities on April 12, 2013.

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

On May 2, 2013, the government filed a False Claims Act complaint against the Company and certain of its hospice-related subsidiaries in the U.S. District Court for the Western District of Missouri, United States v. VITAS Hospice Services, LLC, et al., 4:13-cv-00449-BCW (the “2013 Action”).  Prior to that date, the Company received various subpoenas from the U.S. Department of Justice and OIG that have been previously disclosed. The 2013 Action alleges that, since at least 2002, VITAS, and since 2004, the Company, submitted or caused the submission of false claims to the Medicare program by (a) billing Medicare for continuous home care services when the patients were not eligible, the services were not provided, or the medical care was inappropriate, and (b) billing Medicare for patients who were not eligible for the Medicare hospice benefit because they did not have a life expectancy of six months or less if their illnesses ran their normal course.  This complaint seeks treble damages, statutory penalties, and the costs of the action, plus interest.  On August 1, 2013, the government filed its First Amended Complaint in the 2013 Action.  The First Amended Complaint changed and supplemented some of the allegations, but did not otherwise expand the causes of action or the nature of the relief sought against VITAS.  The defendants filed a motion to dismiss on September 24, 2013.

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

On September 25, 2013, the Court granted a joint motion by the government, the relators, and VITAS to consolidate the Spottiswood, Urick, and Gonzales complaints with the 2013 Action.  As a result, the First Amended Complaint will govern the consolidated claims brought by the United States and the relators for all purposes.  The relators and VITAS have stipulated that certain non-intervened claims will not be pursued by the relators.

VITAS has also received document subpoenas in related state matters.  In February 2010, VITAS received a civil investigative demand (“CID”) from the Texas Attorney General seeking documents from January 1, 2002 through the date of the CID, and interrogatory responses in connection with an investigation of possible fraudulent submission of Medicaid claims for non-qualifying patients and fraudulent shifting of costs from VITAS to the State of Texas and the United States.  The CID requested similar information sought by prior Department of Justice subpoenas, including policy and procedure manuals and information concerning Medicare and Medicaid billing, patient statistics and sales and marketing practices, together with information concerning record-keeping and retention practices, and medical records concerning 117 patients.  In September 2010, VITAS received a second CID from the Texas Attorney General seeking additional documents concerning business plans and results, revocation forms for certain patients, and electronic documents of 10 current and former employees.  In July 2012, VITAS received an investigative subpoena from the Florida Attorney General seeking documents previously produced in the course of prior government investigations as well as, for the period January 1, 2007 through the date of production, billing records and procedures: information concerning business results, plans, and strategies; documents concerning patient eligibility for hospice care; and certain information concerning employees and their compensation.

The Company intends to defend vigorously against the allegations in each of the above lawsuits.    The Company had a net recovery for these investigations, due to a one-time insurance reimbursement of $1.0 million for certain legal costs, for the three month period ended September 30, 2013 of $591,000. The net costs to comply with these investigations were $1.4 million for the nine month period ended September 30, 2013.  Regardless of the outcome of any of the preceding matters, responding to the subpoenas and dealing with the various regulatory agencies can adversely affect us through defense costs, potential payments, diversion of management time, and related publicity.  Although the Company intends to defend them vigorously, there can be no assurance that those suits will not have a material adverse effect on the Company.

Results of Operations
Three months ended September 30, 2013 versus  2012 - Consolidated Results
Our service revenues and sales for the third quarter of 2013 decreased 3.8% versus services and sales revenues for the third quarter of 2012.  Of this decrease, $14.0 million was attributable to VITAS offset by a $522,000 increase at Roto-Rooter.  The following chart shows the components of those changes (in thousands):

	Increase/(Decrease)
	Amount	Percent
VITAS
Routine homecare	$(1,288)	(0.7)
Continuous care	(6,264)	(14.9)
General inpatient	(3,258)	(11.6)
Medicare cap	(3,179)	-
Roto-Rooter
Plumbing	(346)	(0.8)
Drain cleaning	(155)	(0.5)
Contractor operations	1,112	16.0
HVAC operations	1	100.0
Other	(90)	(1.7)
Total	$(13,467)	(3.8)

The decrease in VITAS’ revenues for the third quarter of 2013 versus the third quarter of 2012 was a combination of Medicare reimbursement rates including the effect of sequestration declining approximately 1.1%, decreased ADC of 0.3%, and level of care mix shift.  In the third quarter of 2013, VITAS recorded a Medicare Cap charge of $3.2 million related to one program’s projected 2013 Medicare Cap liability.  This compares with no Medicare Cap liability recorded in the third quarter of 2012.  The ADC decrease was driven by a 0.7% increase in routine homecare, a decrease of 13.0% in continuous care and a decrease of 9.3% in general inpatient.  In excess of 90% of VITAS’ service revenues for the period were from Medicare and Medicaid.

The decrease in plumbing revenues for the third quarter of 2013 versus 2012 is attributable to a 4.8% decrease in job count offset by a 4.0% increase in price and mix shift.  Drain cleaning revenues for the third quarter of 2013 versus 2012 reflect a 4.5% decrease in the number of jobs perfomed offset by a 4.0% increase in price and mix shift.  Contractor operations revenue increased 16.0% for the third quarter of 2013 due to four acquisitions that were completed in 2012 as well as improved operating conditions.  HVAC revenues were essentially zero as a result of the shut-down of Roto-Rooter’s one remaining HVAC operation during the third quarter of 2012.

The consolidated gross margin was 28.7% in the third quarter of 2013 as compared with 27.6% in the third quarter of 2012.  On a segment basis, VITAS’ gross margin was 22.3% in the third quarter of 2013 and 22.2% in the third quarter of 2012.  The Roto-Rooter segment’s gross margin was 47.3% for the third quarter of 2013 as compared with 44.3% for the third quarter of 2012.  The increase in Roto-Rooter’s gross margin is the result of higher revenue, lower health care and casualty insurance costs and reduced field operating expenses.

Selling, general and administrative expenses (“SG&A”) comprise (in thousands):

	Three months ended September 30,
	2013	2012
SG&A expenses before the impact of market gains/(losses) of deferred compensation
plans, long-term incentive compensation, and OIG investigation expenses	$49,705	$50,896
Long-term incentive compensation	(55)	-
Expenses/(cost recovery) related to OIG investigation	(591)	483
Impact of market value gains/(losses) on liabilities held in
deferred compensation trusts	(189)	1,576
Total SG&A expenses	$48,870	$52,955

SG&A expenses before long-term incentive compensation, expenses related to OIG investigation and the impact of market gains/(losses) of deferred compensation plans for the third quarter of 2013 were down 2.3% when compared to the third quarter of 2012.

	Three months ended September 30,
	2013	2012
Litigation settlement of VITAS segment (a)	$10,500	$-
Settlements of Roto-Rooter segment (b)	961	-
Severance and other operating costs related
to closing Roto-Rooter's HVAC business	-	1,126
Total other operating expenses	$11,461	$1,126

(a) Santos claims discussed in Note 10.
(b) Estimated cost of certain customer claims currently under negotiation.

Other income - net comprise (in thousands):

	Three months ended September 30,
	2013	2012
Market value gains/(losses) on assets held in deferred
compensation trusts	$(189)	$1,576
Loss on disposal of property and equipment	(101)	(80)
Interest income	192	291
Other	8	53
Total other income/(expense) - net	$(90)	$1,840

Our effective income tax rate was 32.0% in the third quarter of 2013 compared to 38.8% for the third quarter of 2012.  This is a result of a $1.8 million credit related to the expiration of tax statutes for uncertain tax positions recorded in prior years.

Net income for both periods included the following after-tax items/adjustments that reduced or increased after-tax earnings (in thousands):

	Three months ended September 30,
	2013	2012
VITAS
Litigation settlement	$(6,510)	$-
Legal expenses of OIG investigation	367	(300)
Acquisition expenses	(11)	(1)
Roto-Rooter
Litigation settlement	(584)	-
Expenses related to litigation settlements	(269)	(70)
HVAC shut down costs	-	(649)
Acquisition expenses	(1)	(52)
Corporate
Stock option expense	(1,030)	(1,516)
Noncash impact of change in accounting for convertible debt	(1,375)	(1,272)
Uncertain tax position adjustments	1,782	-
Long-term incentive compensation	(34)	-
Expenses related to securities litigation	(1)	(44)
Total	$(7,666)	$(3,904)

Three months ended September 30, 2013 versus 2012 - Segment Results

The change in after-tax earnings for the third quarter of 2013 versus the third quarter of 2012 is due to (in thousands):

	Increase/(Decrease)
	Amount	Percent
VITAS	$(7,332)	(33.4)
Roto-Rooter	2,036	33.1
Corporate	1,883	26.0
	$(3,413)	(16.4)

Results of Operations
Nine months ended September 30, 2013 versus  2012 - Consolidated Results
Our service revenues and sales for the first nine months of 2013 increased 0.3% versus services and sales revenues for the first nine months of 2012.  Of this increase, $8.4 million was attributable to Roto-Rooter offset by a $5.2 million decrease at VITAS.  The following chart shows the components of those changes (in thousands):

	Increase/(Decrease)
	Amount	Percent
VITAS
Routine homecare	$15,899	2.8
Continuous care	(8,015)	(6.3)
General inpatient	(7,300)	(8.4
Medicare cap	(5,738)	(222.7)
Roto-Rooter
Plumbing	685	0.5
Drain cleaning	5,242	5.2
Contractor operations	3,984	19.5
HVAC operations	(1,121)	(100.0)
Other	(377)	(2.2)
Total	$3,259	0.3

The decrease in VITAS’ revenues for the first nine months of 2013 versus the first nine months of 2012 is a result of, increased ADC of 3.0%, offset by a Medicare reimbursement rate decrease and level of care mix shift.  In the first nine months, VITAS recorded a net Medicare Cap charge of $3.2 million related to eliminating the Medicare Cap billing limitation recorded in the fourth quarter of 2012 offset by one programs’ projected 2013 Medicare Cap liability.  This compares to $2.6 million of additional revenue recorded in the first nine months of 2012.  The ADC decrease was driven by a 3.7% increase in routine homecare, offset by a decrease of 4.8% in continuous care and a decrease of 5.6% in general inpatient.  In excess of 90% of VITAS’ service revenues for the period were from Medicare and Medicaid.

The increase in plumbing revenues for the first nine months of 2013 versus 2012 is attributable to a 4.3% decrease in job count offset by a 4.8% increase in price and mix shift.  Drain cleaning revenues for the first nine months of 2013 versus 2012 reflect a 1.0% increase in the number of jobs perfomed as well as a 4.2% increase in price and mix shift.  Contractor operations revenue increased 19.5% for the first nine months of 2013 due to four acquisitions that were completed in 2012 as well as improved operating conditions.  HVAC operations decreased as a result of the shut-down of Roto-Rooter’s one remaining HVAC operation during the third quarter of 2012.

The consolidated gross margin was 28.4% for the first nine months of 2013 as compared with 27.3% in the first nine months of 2012.  On a segment basis, VITAS’ gross margin was 21.9% for the first nine months of 2013 and 21.7% for the first nine months of 2012.  The Roto-Rooter segment’s gross margin was 46.9% for the first nine months of 2013 as compared with 44.1% for the first nine months of 2012.  The increase in Roto-Rooter’s gross margin is the result of higher revenue, lower health care and casualty insurance costs and reduced field operating expenses.

Selling, general and administrative expenses (“SG&A”) comprise (in thousands):

	Nine months ended September 30,
	2013	2012
SG&A expenses before long-term incentive
compensation and the impact of market gains and
losses of deferred compensation plans	$154,908	$152,382
Long-term incentive compensation	(1,161)	-
Expenses related to OIG investigation	1,444	749
Impact of market value gains on liabilities held in
deferred compensation trusts	2,346	2,761
Total SG&A expenses	$157,537	$155,892

Normal salary increases and revenue related expense increases between periods account for the 1.7% increase in SG&A expenses before long-term incentive compensation, expenses related to OIG investigation and the impact of market gains of deferred compensation plans.

Interest expense for the first nine months of 2013 increased 2.3% when compared to the first nine months of  2012 as a result of the increase in amortization of  bond discount expense and the loss on extinguishment of debt resulting from the replacement of the previous Credit Agreement in January 2013.

Other operating expenses comprise (in thousands):

	Nine months ended September 30,
	2013	2012
Litigation settlement of VITAS segment (a)	$10,500	$-
Settlements of Roto-Rooter segment (b)	15,721	-
Severance and other operating costs related
to closing Roto-Rooter's HVAC business	-	1,126
Total other operating expenses	$26,221	$1,126

(a) Santos claims discussed in Note 10.
(b) Morangelli claims discussed in Note 10 and estimated cost of certain customer claims currently under negotiation.

Other income - net comprise (in thousands):

	Nine months ended September 30,
	2013	2012
Market value gains on assets held in deferred
compensation trusts	$2,346	$2,761
Loss on disposal of property and equipment	(180)	(228)
Interest income	1,165	401
Other	(19)	31
Total other income - net	$3,312	$2,965

Our effective income tax rate was 36.8% in the third quarter of 2013 compared to 38.9% for the third quarter of 2012.  This is a result of a $1.8 million credit related to the expiration of tax statutes for uncertain tax positions recorded in prior years.

Net income for both periods included the following after-tax items/adjustments that reduced after-tax earnings (in thousands):

	Nine Months Ended September 30,
	2013	2012
VITAS
Litigation settlement	$(6,510)	$-
Legal expenses of OIG investigation	(895)	(465)
Acquisition expenses	(23)	(1)
Roto-Rooter
Litigation settlements	(9,551)	-
Expenses related to litigation settlements	(699)	(512)
HVAC shut down costs	-	(649)
Expenses of severance arrangements	(184)	-
Acquisition expenses	(2)	(73)
Corporate
Stock option expense	(2,993)	(4,243)
Noncash impact of change in accounting for convertible debt	(4,046)	(3,744)
Uncertain tax position adjustments	1,782	-
Long-term incentive compensation	(734)	-
Expenses of securities litigation	(3)	(168)
Loss on extinguishment of debt	(294)	-
Total	$(24,152)	$(9,855)

Nine months ended September 30, 2013 versus 2012 - Segment Results

The change in after-tax earnings for the first nine months of 2013 versus the first nine months of 2012 is due to (in thousands):

	Increase/(Decrease)
	Amount	Percent
VITAS	$(6,762)	(10.9)
Roto-Rooter	(2,497)	(11.5)
Corporate	1,013	4.8
	$(8,246)	(13.2)

CHEMED CORPORATION AND SUBSIDIARY COMPANIES
CONSOLIDATING STATEMENT OF INCOME
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2013
(in thousands)(unaudited)

				Chemed
	VITAS	Roto-Rooter	Corporate	Consolidated
2013 (a)
Service revenues and sales	$254,001	$86,885	$-	$340,886
Cost of services provided and goods sold	197,387	45,797	-	243,184
Selling, general and administrative expenses	18,637	25,009	5,224	48,870
Depreciation	4,545	2,292	134	6,971
Amortization	538	151	501	1,190
Other operating expenses	10,500	961	-	11,461
Total costs and expenses	231,607	74,210	5,859	311,676
Income/(loss) from operations	22,394	12,675	(5,859)	29,210
Interest expense	(48)	(82)	(3,370)	(3,500)
Intercompany interest income/(expense)	1,231	579	(1,810)	-
Other income/(expense)—net	73	8	(171)	(90)
Income/(expense) before income taxes	23,650	13,180	(11,210)	25,620
Income taxes	(9,042)	(4,999)	5,853	(8,188)
Net income/(loss)	$14,608	$8,181	$(5,357)	$17,432

(a) The following amounts are included in net income (in thousands):
				Chemed
	VITAS	Roto-Rooter	Corporate	Consolidated
Pretax benefit/(cost):
Stock option expense	$-	$-	$(1,629)	$(1,629)
Noncash impact of accounting for convertible debt	-	-	(2,174)	(2,174)
Long-term incentive compensation	-	-	(55)	(55)
Litigation settlement	(10,500)	(961)	-	(11,461)
Expenses related to litigation settlements	-	(443)	-	(443)
Expenses related to securities litigation	-	-	(1)	(1)
Acquisition expenses	(18)	(3)	-	(21)
Expenses/(cost recovery) related to OIG investigation	591	-	-	591
Total	$(9,927)	$(1,407)	$(3,859)	$(15,193)

				Chemed
	VITAS	Roto-Rooter	Corporate	Consolidated
After-tax benefit/(cost):
Stock option expense	$-	$-	$(1,030)	$(1,030)
Noncash impact of accounting for convertible debt	-	-	(1,375)	(1,375)
Uncertain tax position adjustments	-	-	1,782	1,782
Long-term incentive compensation	-	-	(34)	(34)
Litigation settlement	(6,510)	(584)	-	(7,094)
Expenses related to litigation settlements	-	(269)	-	(269)
Expenses related to securities litigation	-	-	(1)	(1)
Acquisition expenses	(11)	(1)	-	(12)
Expenses related to OIG investigation	367	-	-	367
Total	$(6,154)	$(854)	$(658)	$(7,666)

CHEMED CORPORATION AND SUBSIDIARY COMPANIES
CONSOLIDATING STATEMENT OF INCOME
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2012
(in thousands)(unaudited)

				Chemed
	VITAS	Roto-Rooter	Corporate	Consolidated
2012 (a)
Service revenues and sales	$267,990	$86,363	$-	$354,353
Cost of services provided and goods sold	208,473	48,137	-	256,610
Selling, general and administrative expenses	20,148	25,350	7,457	52,955
Depreciation	4,333	2,093	131	6,557
Amortization	489	160	486	1,135
Other operating expenses	-	1,126	-	1,126
Total costs and expenses	233,443	76,866	8,074	318,383
Income/(loss) from operations	34,547	9,497	(8,074)	35,970
Interest expense	(62)	(150)	(3,531)	(3,743)
Intercompany interest income/(expense)	795	396	(1,191)	-
Other income/(expense)—net	176	63	1,601	1,840
Income/(expense) before income taxes	35,456	9,806	(11,195)	34,067
Income taxes	(13,516)	(3,661)	3,955	(13,222)
Net income/(loss)	$21,940	$6,145	$(7,240)	$20,845

(a) The following amounts are included in net income (in thousands):
				Chemed
	VITAS	Roto-Rooter	Corporate	Consolidated
Pretax benefit/(cost):
Stock option expense	$-	$-	$(2,397)	$(2,397)
Noncash impact of accounting for convertible debt	-	-	(2,011)	(2,011)
Expenses related to securities litigation	-	-	(68)	(68)
Expenses related to litigation settlements	-	(116)	-	(116)
Acquisition expenses	(2)	(85)	-	(87)
Expenses of OIG investigation	(483)	-	-	(483)
HVAC shut down costs	-	(1,126)	-	(1,126)
Total	$(485)	$(1,327)	$(4,476)	$(6,288)

				Chemed
	VITAS	Roto-Rooter	Corporate	Consolidated
After-tax benefit/(cost):
Stock option expense	$-	$-	$(1,516)	$(1,516)
Noncash impact of accounting for convertible debt	-	-	(1,272)	(1,272)
Expenses related to securities litigation	-	-	(44)	(44)
Expenses related to litigation settlements	-	(70)	-	(70)
Acquisition expenses	(1)	(52)	-	(53)
Expenses of OIG investigation	(300)	-	-	(300)
HVAC shut down costs	-	(649)	-	(649)
Total	$(301)	$(771)	$(2,832)	$(3,904)

CHEMED CORPORATION AND SUBSIDIARY COMPANIES
CONSOLIDATING STATEMENT OF INCOME
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2013
(in thousands)(unaudited)

				Chemed
	VITAS	Roto-Rooter	Corporate	Consolidated
2013 (a)
Service revenues and sales	$788,896	$275,829	$-	$1,064,725
Cost of services provided and goods sold	616,334	146,516	-	762,850
Selling, general and administrative expenses	61,304	76,901	19,332	157,537
Depreciation	13,579	6,685	401	20,665
Amortization	1,564	454	1,480	3,498
Other operating expenses	10,500	15,721	-	26,221
Total costs and expenses	703,281	246,277	21,213	970,771
Income/(loss) from operations	85,615	29,552	(21,213)	93,954
Interest expense	(145)	(239)	(10,907)	(11,291)
Intercompany interest income/(expense)	2,940	1,443	(4,383)	-
Other income/(expense)—net	878	42	2,392	3,312
Income/(expense) before income taxes	89,288	30,798	(34,111)	85,975
Income taxes	(34,051)	(11,580)	13,974	(31,657)
Net income/(loss)	$55,237	$19,218	$(20,137)	$54,318

(a) The following amounts are included in net income (in thousands):
				Chemed
	VITAS	Roto-Rooter	Corporate	Consolidated
Pretax benefit/(cost):
Stock option expense	$-	$-	$(4,732)	$(4,732)
Noncash impact of accounting for convertible debt	-	-	(6,397)	(6,397)
Long-term incentive compensation	-	-	(1,161)	(1,161)
Expenses of severance arrangements	-	(302)	-	(302)
Loss on extinguishment of debt	-	-	(465)	(465)
Litigation settlement	(10,500)	(15,721)	-	(26,221)
Expenses related to litigation settlements	-	(1,151)	-	(1,151)
Expenses related to securities litigation	-	-	(4)	(4)
Acquisition expenses	(38)	(4)	-	(42)
Expenses related to OIG investigation	(1,444)	-	-	(1,444)
Total	$(11,982)	$(17,178)	$(12,759)	$(41,919)

				Chemed
	VITAS	Roto-Rooter	Corporate	Consolidated
After-tax benefit/(cost):
Stock option expense	$-	$-	$(2,993)	$(2,993)
Noncash impact of accounting for convertible debt	-	-	(4,046)	(4,046)
Long-term incentive compensation	-	-	(734)	(734)
Uncertain tax position adjustments	-	-	1,782	1,782
Expenses of severance arrangements	-	(184)	-	(184)
Loss on extinguishment of debt	-	-	(294)	(294)
Litigation settlement	(6,510)	(9,551)	-	(16,061)
Expenses related to litigation settlements	-	(699)	-	(699)
Expenses related to securities litigation	-	-	(3)	(3)
Acquisition expenses	(23)	(2)	-	(25)
Expenses related to OIG investigation	(895)	-	-	(895)
Total	$(7,428)	$(10,436)	$(6,288)	$(24,152)

CHEMED CORPORATION AND SUBSIDIARY COMPANIES
CONSOLIDATING STATEMENT OF INCOME
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012
(in thousands)(unaudited)

				Chemed
	VITAS	Roto-Rooter	Corporate	Consolidated
2012 (a)
Service revenues and sales	$794,050	$267,416	$-	$1,061,466
Cost of services provided and goods sold	621,933	149,490	-	771,423
Selling, general and administrative expenses	60,367	75,875	19,650	155,892
Depreciation	12,521	6,264	393	19,178
Amortization	1,467	471	1,437	3,375
Other operating expenses	-	1,126	-	1,126
Total costs and expenses	696,288	233,226	21,480	950,994
Income/(loss) from operations	97,762	34,190	(21,480)	110,472
Interest expense	(188)	(364)	(10,480)	(11,032)
Intercompany interest income/(expense)	2,361	1,221	(3,582)	-
Other income/(expense)—net	144	9	2,812	2,965
Income/(expense) before income taxes	100,079	35,056	(32,730)	102,405
Income taxes	(38,080)	(13,341)	11,580	(39,841)
Net income/(loss)	$61,999	$21,715	$(21,150)	$62,564

(a) The following amounts are included in net income (in thousands):
				Chemed
	VITAS	Roto-Rooter	Corporate	Consolidated
Pretax benefit/(cost):
Stock option expense	$-	$-	$(6,709)	$(6,709)
Noncash impact of accounting for convertible debt	-	-	(5,919)	(5,919)
Expenses related to securities litigation	-	-	(265)	(265)
Expenses related to litigation settlements	-	(843)	-	(843)
Acquisition expenses	(2)	(120)	-	(122)
Expenses related to OIG investigation	(749)	-	-	(749)
HVAC shut down costs	-	(1,126)	-	(1,126)
Total	$(751)	$(2,089)	$(12,893)	$(15,733)

				Chemed
	VITAS	Roto-Rooter	Corporate	Consolidated
After-tax benefit/(cost):
Stock option expense	$-	$-	$(4,243)	$(4,243)
Noncash impact of accounting for convertible debt	-	-	(3,744)	(3,744)
Expenses related to securities litigation	-	-	(168)	(168)
Expenses related to litigation settlements	-	(512)	-	(512)
Acquisition expenses	(1)	(73)	-	(74)
Expenses related to OIG investigation	(465)	-	-	(465)
HVAC shut down costs	-	(649)	-	(649)
Total	$(466)	$(1,234)	$(8,155)	$(9,855)

Consolidating Summary and Reconciliation of Adjusted EBITDA

Chemed Corporation and Subsidiary Companies
(in thousands)				Chemed
For the three months ended September 30, 2013	VITAS	Roto-Rooter	Corporate	Consolidated

Net income/(loss)	$14,608	$8,181	$(5,357)	$17,432
Add/(deduct):
Interest expense	48	82	3,370	3,500
Income taxes	9,042	4,999	(5,853)	8,188
Depreciation	4,545	2,292	134	6,971
Amortization	538	151	501	1,190
EBITDA	28,781	15,705	(7,205)	37,281
Add/(deduct):
Intercompany interest expense/(income)	(1,231)	(579)	1,810	-
Interest income	(163)	(10)	(19)	(192)
Expenses/(cost recovery) related to OIG investigation	(591)	-	-	(591)
Acquisition expenses	18	3	-	21
Litigation settlements	10,500	961	-	11,461
Expenses related to litigation settlements	-	443	-	443
Advertising cost adjustment	-	(369)	-	(369)
Stock option expense	-	-	1,629	1,629
Long-term incentive compensation	-	-	55	55
Expenses related to securities litigation	-	-	1	1
Adjusted EBITDA	$37,314	$16,154	$(3,729)	$49,739

				Chemed
For the three months ended September 30, 2012	VITAS	Roto-Rooter	Corporate	Consolidated

Net income/(loss)	$21,940	$6,145	$(7,240)	$20,845
Add/(deduct):
Interest expense	62	150	3,531	3,743
Income taxes	13,516	3,661	(3,955)	13,222
Depreciation	4,333	2,093	131	6,557
Amortization	489	160	486	1,135
EBITDA	40,340	12,209	(7,047)	45,502
Add/(deduct):
Intercompany interest expense/(income)	(795)	(396)	1,191	-
Interest income	(256)	(12)	(23)	(291)
Expenses related to OIG investigation	483	-	-	483
Acquisition expenses	2	85	-	87
HVAC shut down costs	-	1,126	-	1,126
Expenses related to litigation settlements	-	116	-	116
Advertising cost adjustment	-	(468)	-	(468)
Stock option expense	-	-	2,397	2,397
Expenses related to securities litigation	-	-	68	68
Adjusted EBITDA	$39,774	$12,660	$(3,414)	$49,020

Consolidating Summary and Reconciliation of Adjusted EBITDA

Chemed Corporation and Subsidiary Companies
(in thousands)				Chemed
For the nine months ended September 30, 2013	VITAS	Roto-Rooter	Corporate	Consolidated

Net income/(loss)	$55,237	$19,218	$(20,137)	$54,318
Add/(deduct):
Interest expense	145	239	10,907	11,291
Income taxes	34,051	11,580	(13,974)	31,657
Depreciation	13,579	6,685	401	20,665
Amortization	1,564	454	1,480	3,498
EBITDA	104,576	38,176	(21,323)	121,429
Add/(deduct):
Intercompany interest expense/(income)	(2,940)	(1,443)	4,383	-
Interest income	(1,051)	(66)	(48)	(1,165)
Expenses related to OIG investigation	1,444	-	-	1,444
Acquisition expenses	38	4	-	42
Litigation settlement	10,500	15,721	-	26,221
Expenses related to litigation settlements	-	1,151	-	1,151
Advertising cost adjustment	-	(1,343)	-	(1,343)
Expenses of severance arrangements	-	302	-	302
Stock option expense	-	-	4,732	4,732
Long-term incentive compensation	-	-	1,161	1,161
Expenses related to securities litigation	-	-	4	4
Adjusted EBITDA	$112,567	$52,502	$(11,091)	$153,978

				Chemed
For the nine months ended September 30, 2012	VITAS	Roto-Rooter	Corporate	Consolidated

Net income/(loss)	$61,999	$21,715	$(21,150)	$62,564
Add/(deduct):
Interest expense	188	364	10,480	11,032
Income taxes	38,080	13,341	(11,580)	39,841
Depreciation	12,521	6,264	393	19,178
Amortization	1,467	471	1,437	3,375
EBITDA	114,255	42,155	(20,420)	135,990
Add/(deduct):
Intercompany interest expense/(income)	(2,361)	(1,221)	3,582	-
Interest income	(328)	(22)	(51)	(401)
Expenses related to OIG investigation	749	-	-	749
Acquisition expenses	2	120	-	122
HVAC shut down costs	-	1,126	-	1,126
Expenses related to litigation settlements	-	843	-	843
Advertising cost adjustment	-	(1,870)	-	(1,870)
Stock option expense	-	-	6,709	6,709
Expenses related to securities litigation	-	-	265	265
Adjusted EBITDA	$112,317	$41,131	$(9,915)	$143,533

CHEMED CORPORATION AND SUBSIDIARY COMPANIES
RECONCILIATION OF ADJUSTED NET INCOME
(in thousands, except per share data)(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net income as reported	$17,432	$20,845	$54,318	$62,564

Add/(deduct) after-tax cost of:
Litigation settlement	7,094	-	16,061	-
Uncertain tax position adjustments	(1,782)	-	(1,782)	-
Additional interest expense resulting from the change
in accounting for the conversion feature of the
convertible notes	1,375	1,272	4,046	3,744
Stock option expense	1,030	1,516	2,993	4,243
HVAC shut down costs	-	649	-	649
Expenses of OIG investigation	(367)	300	895	465
Expenses related to litigation settlements	269	70	699	512
Long-term incentive compensation	34	-	734	-
Acquisition expenses	12	53	25	74
Expenses related to securities litigation	1	44	3	168
Loss on extinguishment of debt	-	-	294	-
Severance arrangements	-	-	184	-
Adjusted net income	$25,098	$24,749	$78,470	$72,419

Earnings Per Share As Reported
Net income	$0.96	$1.10	$2.95	$3.30
Average number of shares outstanding	18,184	18,960	18,436	18,977
Diluted Earnings Per Share As Reported
Net income	$0.94	$1.07	$2.89	$3.23
Average number of shares outstanding	18,522	19,404	18,824	19,382

Adjusted Earnings Per Share
Net income	$1.38	$1.31	$4.26	$3.82
Average number of shares outstanding	18,184	18,960	18,436	18,977
Adjusted Diluted Earnings Per Share
Net income	$1.36	$1.28	$4.17	$3.74
Average number of shares outstanding	18,522	19,404	18,824	19,382

The "Footnotes to Financial Statements" are integral parts of this financial information.

CHEMED CORPORATION AND SUBSIDIARY COMPANIES
OPERATING STATISTICS FOR VITAS SEGMENT
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
OPERATING STATISTICS	2013	2012	2013	2012
Net revenue ($000)
Homecare	$196,476	$197,764	$593,410	$577,511
Inpatient	24,824	28,082	79,181	86,481
Continuous care	35,880	42,144	119,466	127,481
Total before Medicare cap allowance	$257,180	$267,990	$792,057	$791,473
Medicare cap allowance	(3,179)	-	(3,161)	2,577
Total	$254,001	$267,990	$788,896	$794,050
Net revenue as a percent of total
before Medicare cap allowance
Homecare	76.4%	73.8%	74.9%	73.0%
Inpatient	9.7	10.5	10.0	10.9
Continuous care	14.0	15.7	15.2	16.1
Total before Medicare cap allowance	100.1	100.0	100.1	100.0
Medicare cap allowance	(1.3)	-	(0.4)	0.3
Total	98.8%	100.0%	99.7%	100.3%
Average daily census (days)
Homecare	10,373	10,123	10,482	9,904
Nursing home	2,911	3,073	2,928	3,031
Routine homecare	13,284	13,196	13,410	12,935
Inpatient	417	460	440	466
Continuous care	540	621	600	630
Total	14,241	14,277	14,450	14,031

Total Admissions	14,555	15,539	47,413	47,773
Total Discharges	14,971	15,340	47,603	47,064
Average length of stay (days)	82.2	78.5	81.3	78.3
Median length of stay (days)	16.0	15.0	15.0	15.0
ADC by major diagnosis
Neurological	37.8%	33.9%	36.8%	34.1%
Cancer	17.1	17.3	17.0	17.6
Cardio	13.9	11.2	12.8	11.4
Respiratory	7.8	6.7	7.5	6.7
Other	23.4	30.9	25.9	30.2
Total	100.0%	100.0%	100.0%	100.0%
Admissions by major diagnosis
Neurological	21.0%	19.3%	20.3%	19.3%
Cancer	34.4	34.0	33.0	33.3
Cardio	13.8	10.5	13.0	11.1
Respiratory	9.0	7.4	9.3	8.1
Other	21.8	28.8	24.4	28.2
Total	100.0%	100.0%	100.0%	100.0%
Direct patient care margins
Routine homecare	52.5%	52.5%	52.2%	51.8%
Inpatient	1.7	9.2	5.6	12.0
Continuous care	14.8	19.0	15.8	19.6
Homecare margin drivers (dollars per patient day)
Labor costs	$54.64	$54.69	$55.61	$55.64
Drug costs	7.52	8.11	7.55	8.25
Home medical equipment	6.67	7.03	6.69	6.88
Medical supplies	2.83	2.77	2.96	2.77
Inpatient margin drivers (dollars per patient day)
Labor costs	$354.09	$326.95	$339.84	$320.79
Continuous care margin drivers (dollars per patient day)
Labor costs	$594.25	$575.21	$592.15	$571.56
Bad debt expense as a percent of revenues	0.9%	0.8%	0.9%	0.8%
Accounts receivable --
Days of revenue outstanding- excluding unapplied Medicare payments	34.6	35.4	n.a	n.a
Days of revenue outstanding- including unapplied Medicare payments	21.9	27.9	n.a	n.a

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

Item 3.    Quantitative and Qualitative Disclosures about Market Risk
Our primary market risk exposure relates to interest rate risk exposure through variable interest rate borrowings.  At September 30, 2013, we had no variable rate debt outstanding.  At September 30, 2013, the fair value of the Notes approximates $195.3 million which have a face value of $187.0 million.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Item 2(c). Purchases of Equity Securities by Issuer and Affiliated Purchasers

The following table shows the activity related to our share repurchase program for the first nine months of 2013:

	Total Number	Weighted Average	Cumulative Shares	Dollar Amount
	of Shares	Price Paid Per	Repurchased Under	Remaining Under
	Repurchased	Share	the Program	The Program

February 2011 Program
January 1 through January 31, 2013	-	$-	-	$14,739,197
February 1 through February 28, 2013	-	-	-	114,739,197
March 1 through March 31, 2013	-	-	-	$114,739,197

First Quarter Total	-	$-

April 1 through April 30, 2013	-	$-	-	$114,739,197
May 31 through May 31, 2013	280,701	65.72	280,701	96,291,009
June 1 through June 30, 2013	-	-	280,701	$96,291,009

Second Quarter Total	280,701	$65.72

July 1 through July 31, 2013	219,830	$70.66	500,531	$80,758,769
August 1 through August 31, 2013	49,522	71.02	550,053	77,241,690
September 1 through September 30, 2013	763,402	68.26	1,313,455	$25,128,231

Third Quarter Total	1,032,754	$68.91

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

Chemed Corporation
(Registrant)

Dated:	November 1, 2013	By:	/s/ Kevin J. McNamara
Kevin J. McNamara
(President and Chief Executive Officer)

Dated:	November 1, 2013	By:	/s/ David P. Williams
David P. Williams
(Executive Vice President and Chief Financial Officer)

Dated:	November 1, 2013	By:	/s/ Arthur V. Tucker, Jr.
Arthur V. Tucker, Jr.
(Vice President and Controller)