Form 10-K
period 2013-12-31
CHEMED CORP
filed 2014-02-27
CIK 19584

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT
PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

☑       For the fiscal year ended December 31, 2013
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

The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the average bid and asked price of said stock on the New York Stock Exchange – Composite Transaction Listing on June 28, 2013 ($72.91 per share), was $1,322,373,045.

At February 14, 2014, 17,727,672 shares of Chemed Capital Stock (par value $1 per share) were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Document	Where Incorporated
2013 Annual Report to Stockholders (specified portions) Proxy Statement for Annual Meeting to be held May 19, 2014	Parts I, II, and IV Part III

CHEMED CORPORATION
2013 FORM 10-K ANNUAL REPORT

Table of Contents

PART I

Item 1.	Business
Item 1A.	Risk Factors
Item 1B.	Unresolved Staff Comments
Item 2.	Properties
Item 3.	Legal Proceedings
Item 4.	Mine Safety Disclosures

PART II

Item 5.	Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Item 6.	Selected Financial Data
Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk
Item 8.	Financial Statements and Supplementary Data
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Item 9A.	Controls and Procedures
Item 9B.	Other Information

PART III

Item 10.	Directors, Executive Officers and Corporate Governance
Item 11.	Executive Compensation
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Item 13.	Certain Relationships and Related Transactions and Director Independence
Item 14.	Principal Accountant Fees and Services

PART IV

Item 15.	Exhibits and Financial Statement Schedules

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

During 2013, Chemed conducted its business operations in two segments: the VITAS segment (VITAS) and the Roto-Rooter segment (Roto-Rooter).  VITAS Healthcare Corporation provides hospice and palliative care services to its patients through a network of physicians, registered nurses, home health aides, social workers, clergy and volunteers.  Roto-Rooter provides plumbing and drain cleaning services to both residential and commercial customers.

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

Financial Information about Industry Segments

The required segment and geographic data for the Company’s continuing operations (as described below) for three years ended December 31, 2011, 2012 and 2013 are shown in Note 5 of the Notes to Consolidated Financial Statements on pages 66-68 of the 2013 Annual Report to Stockholders and are incorporated herein by reference.

Description of Business by Segment

The information called for by this item is included within Note 5 of the Notes to Consolidated Financial Statements appearing on pages 66-68 of the 2013 Annual Report to Stockholders is incorporated herein by reference.

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

A significant portion of our VITAS business is operated in the state of Florida.  As the vast majority of our patients are Medicare recipients, retirees relocating to Florida during the winter months generally result in higher admissions and revenue for our Florida programs during that period.

Customer Concentration

Roto-Rooter’s business has a large and diverse customer base.  Approximately 90% of VITAS’ revenue is from the United States government through the Medicare program.  The loss of a portion or all of our Medicare revenue would have a material adverse effect on the Company.

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

VITAS

Hospice care in the United States is competitive.  Because programs for hospice services are generally uniform, VITAS competes primarily on the basis of its ability to deliver quality, responsive services.  VITAS is one of the nation’s largest providers of hospice services in a market dominated primarily by small, non-profit, community-based hospices.  Approximately 32% of all hospices are not-for-profit.  Because the hospice care market is highly fragmented, VITAS competes with a large number of organizations.

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

Continuous Home Care.  Continuous home care, which VITAS refers to as “Intensive Comfort Care,” is provided to patients while at home, during periods of crisis when intensive monitoring and care, primarily nursing care, is required in order to achieve palliation or management of acute medical symptoms.  Continuous home care requires a minimum of 8 hours of care within a 24-hour day, which begins and ends at midnight.  The care must be predominantly nursing care provided by either a registered nurse or licensed practical nurse.  While the published Medicare continuous home care rates are daily rates, Medicare actually pays for continuous home care in fifteen minute increments.  This fifteen minute rate is calculated by dividing the daily rate by 96.

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

Medicare Payment for Physician Services.  Payment for direct patient care physician services delivered by hospice physicians is billed separately by the hospice to the Medicare fiscal intermediary and paid at the lesser of the actual charge or the Medicare allowable charge for these services.  This payment is in addition to the per diem rates VITAS receives for hospice care.  Payment for hospice physicians’ administrative and general supervisory activities is included in the daily rates discussed above.  Payments for attending physician professional services (other than services furnished by hospice physicians) are not paid to the hospice, but rather are paid directly to the attending physician by the Medicare fiscal intermediary.  For fiscal 2013, approximately 2% of VITAS’ net revenue was attributable to physician services.

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

Second, Medicare payments to a hospice are also subject to a separate cap based on overall average payments per admission.  Any payments exceeding this overall hospice cap must be refunded by the hospice.  This cap was set at $26,157.50 per admission for the twelve-month period ended on October 31, 2013, and is adjusted annually to account for inflation.  VITAS’ hospices may be subject to future payment reductions or recoupments as the result of this cap.

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

Overview of Government Payments – Medicaid

Medicaid Coverage and Reimbursements.  State Medicaid programs are another source of VITAS’ net patient revenue.  Medicaid is a state-administered program financed by state funds and matching federal funds to provide medical assistance to the indigent and certain other eligible persons.  In 1986, hospice services became an optional state Medicaid benefit.  For those states that elect to provide a hospice benefit, the Medicaid program is required to pay the hospice at rates at least equal to the rates provided under Medicare and calculated using the same methodology.  States maintain flexibility to establish their own hospice election procedures and to limit the number and duration of benefit periods for which they will pay for hospice services.  Reimbursement from state Medicaid programs in 2013 accounted for 5% of VITAS’ revenues.

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

Adjustments to Medicare and Medicaid Payment Rates.  Payment rates under the Medicare and Medicaid programs are adjusted annually based upon the Hospital Market Basket Index and the Consumer Price Index; however, the adjustments have historically been less than actual inflation.  These base rates are further modified by the Hospice Wage Index to reflect local differences in wages according to the revised wage index.  Effective April 1, 2013, the Federal government implemented a 2% reimbursement cut for all Medicare programs, including hospice.  It is possible that there will be further modifications to the rate structure under which the Medicare or Medicaid programs pay for hospice care services.  Any future reductions in the rate of increase or an actual decrease in Medicare and Medicaid payments may have an adverse impact on VITAS’ net patient service revenue and profitability.

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

On May 6, 2013, the U.S. District Court for the Western District of Missouri, at the request of the government, unsealed a qui tam complaint against VITAS and VITAS Healthcare Corporation of California, United States ex rel. Charles Gonzales v. VITAS Healthcare Corporation, et al., CV 12-0761-R (“Gonzales”).  The case was transferred from the Central District of California to the Western District of Missouri under docket No. 4:13-cv-344.  The government partially intervened in Gonzales.  The Gonzales complaint alleges that VITAS’ Los Angeles program falsely certified and recertified patients as eligible for the Medicare Hospice Benefit.  It alleges violations of the False Claims Act and seeks treble damages, civil penalties, recovery of costs, attorneys’ fees and expenses, and pre- and post-judgment interest.

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

The net costs to comply with these investigations were $2.1 million and $1.2 million for the years ending December 31, 2013 and 2012, respectively.  Regardless of the outcome of any of the preceding matters, responding to the subpoenas and dealing with the various regulatory agencies can adversely affect us through defense costs, diversion of management time, and related publicity.

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

At December 31, 2013, the Company’s accrual for its estimated liability for potential environmental cleanup and related costs arising from the 1991 sale of DuBois Chemicals Inc. (“DuBois”) amounted to $1.7 million.  Of this balance, $901,000 is included in other liabilities and $826,000 is included in other current liabilities.  The Company is contingently liable for additional DuBois-related environmental cleanup and related costs up to a maximum of $14.9 million.  On the basis of a continuing evaluation of the Company’s potential liability, and in consultation with the Company’s environmental attorney, management believes that it is not probable this additional liability will be paid.  Accordingly, no provision for this contingent liability has been recorded.  Although it is not presently possible to reliably project the timing of payments related to the Company’s potential liability for environmental costs, management believes that any adjustments to its recorded liability will not materially adversely affect its financial position or results of operations.

The Company, to the best of its knowledge, is currently in compliance in all material respects with the environmental laws and regulations affecting its operations.  Such environmental laws, regulations and enforcement proceedings have not required the Company to make material increases in or modifications to its capital expenditures and they have not had a material adverse effect on sales or net income.  Capital expenditures for the purpose of complying with environmental laws and regulations during 2014 and 2015 with respect to continuing operations are not expected to be material in amount; there can be no assurance, however, that presently unforeseen legislative enforcement actions will not require additional expenditures.

Employees

On December 31, 2013, Chemed Corporation had a total of 13,952 employees.

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

We have debt which is due in May 2014 that is convertible into shares based on the Company’s stock price.  This could significantly dilute the ownership percentage of current stockholders.

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

We face intense competition from numerous competitors.  The sewer, drain and pipe cleaning, excavation and plumbing repair businesses are highly fragmented, with the bulk of the industries consisting of local and regional competitors.  We compete primarily on the basis of advertising, range of services provided, name recognition, availability of emergency service, speed and quality of customer service, service guarantees and pricing.  Our competitors may succeed in developing new or enhanced products and services more successful than ours and in marketing and selling existing and new products and services better than we do.  In addition, new competitors may emerge.  We cannot make any assurances that we will continue to be able to compete successfully with any of these companies.

Our operations are subject to numerous laws and regulations, exposing us to potential claims and compliance costs that could adversely affect our business.

We are subject to federal, state and local laws and regulations relating to franchising, insurance and other aspects of our business.  These are discussed in greater detail under “Government Regulations” in the Description of Business section hereof.  If we fail to comply with existing or future laws and regulations, we may be subject to governmental or judicial fines and sanctions.  Our franchising activities are subject to various federal and state franchising laws and regulations, including the rules and regulations of the FTC regarding the offering or sale of franchises.  These rules and regulations require us to provide all of our prospective franchisees with specific information regarding us and our franchise program in the form of a detailed franchise offering circular.  In addition, a number of states require us to register our franchise offering prior to offering or selling franchises in such states.  Various state laws also provide for certain rights in favor of franchisees, including (i) limitations on the franchisor’s ability to terminate a franchise except for good cause, (ii) restrictions on the franchisor’s ability to deny renewal of a franchise, (iii) circumstances under which the franchisor may be required to purchase certain inventory of franchisees when a franchise is terminated or not renewed in violation of such laws and (iv) provisions relating to arbitration.  The ability to engage in the plumbing repair business is also subject to certain limitations and restrictions imposed by the state and local licensing laws and regulations.   We cannot predict what legislation or regulations affecting our business will be enacted in the future, how existing or future laws or regulations will be enforced, administered and interpreted, or the amount of future expenditures that may be required to comply with these laws or regulations.  Compliance costs associated with governmental regulations could have a material adverse effect on our business, financial condition and results of operations.

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

Competition for skilled employees, particularly licensed plumbers, is intense, and the process of locating and recruiting skilled employees with the combination of qualifications and attributes required to adequately perform plumbing duties can be difficult and lengthy.  We cannot assure you that Roto-Rooter will be successful in attracting, retaining or training highly skilled personnel.  Roto-Rooter’s business could be disrupted and its growth and profitability negatively impacted if it is unable to attract and retain skilled employees.

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

Roto-Rooter’s success is highly dependent on its brand reputation

Roto-Rooter's national reputation and brand image for performing necessary, high quality services in a timely manner is critical to Roto-Rooter's continued success. Adverse publicity, litigation or on-line negative reviews focused on the Roto-Rooter brand could negatively impact Roto-Rooter's national reputation resulting in decreased future demand for Roto-Rooter branded services. Roto-Rooter maintains a reputation management risk program however, a loss of brand reputation at Roto-Rooter could adversely affect consumer willingness to use our service and thus, adversely affect our future operating performance.

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

Approximately 20% of VITAS’ days of care are provided to patients who reside in nursing homes. Changes in the laws and regulations regarding payments for hospice services and “room and board” provided to VITAS’ hospice patients residing in nursing homes could reduce its net patient service revenue and profitability.

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

Further, under separate statutes, submission of claims for items or services that are “not provided as claimed” may lead to civil money penalties, criminal fines and imprisonment and/or exclusion from participation in Medicare, Medicaid and other federally funded state health care programs.  These false claims statutes include the federal False Claims Act, which allows any person to bring suit on behalf of the federal government, known as a qui tam action, alleging false or fraudulent Medicare or Medicaid claims or other violations of the statute and to share in any amounts paid by the entity to the government in fines or settlement.  See the discussion of the governmental investigations and litigation pending against VITAS under Other Healthcare Regulations, above and Legal Proceedings, below.

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

Approximately 40% of VITAS’ workforce is licensed nurses.  VITAS depends on qualified nurses to provide quality, responsive hospice services to its patients.  The current nationwide shortage of qualified nurses impacts some of the markets in which VITAS provides hospice services.  In response to this shortage, VITAS has adjusted its wages and benefits to recruit and retain nurses and to engage contract nurses.  VITAS’ inability to attract and retain qualified nurses could adversely affect its ability to provide quality, responsive hospice services to its patients and its ability to increase or maintain patient census in those markets.  Increases in the wages and benefits required to attract and retain qualified nurses or an increase in reliance on contract nurses could negatively impact profitability.

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

VITAS’ success is highly dependent on its brand reputation

VITAS’ reputation for performing quality routine and high acuity patient hospice care within the regulations mandated by Medicare, Medicaid and commercial payors is critical to our success.  Failure to provide quality patient care within the regulations mandated by our third-party payors, or the perception of inappropriate care resulting in adverse publicity, litigation or a campaign of negative on-line reviews are some of the factors that could negatively impact VITAS’ national reputation.  VITAS maintains a reputation management risk program however, a loss of brand reputation at VITAS could adversely affect referral sources’ willingness to refer our service and thus, adversely affect our future operating performance.

VITAS’ headquarters and a significant portion of its operations are in south Florida

The occurrence of a natural disaster in any region that VITAS has significant operations could have a negative impact on the business.  VITAS’ headquarters are located in Miami, Florida.  In addition, two of our largest programs are in south Florida.  The location of our headquarters and these large programs increases our exposure to hurricanes.  A major hurricane in south Florida could impede our ability to bill for our services, operate our businesses and serve our patients’ in the affected area.  VITAS maintains a disaster recovery program to mitigate this risk however, natural disasters could have an adverse affect on our future operating performance.

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

The Company’s corporate offices and the headquarters for Roto-Rooter are located in Cincinnati, Ohio.  Roto-Rooter has manufacturing and distribution center facilities in West Des Moines, Iowa and has 109 leased and owned office and service facilities in 30 states.  VITAS, headquartered in Miami, operates 51 programs from 154 leased facilities and 37 inpatient units in 18 states and the District of Columbia.

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

Item 3.  Legal Proceedings

In February 2010, Chemed and Roto-Rooter were named as defendants in a lawsuit filed in the United States District Court for the Eastern District of New York,  Anthony Morangelli, et al., v. Chemed Corp. and Roto-Rooter Services Co.,  No. 10-CV-00876 (BMC).  The named plaintiffs, current and former technicians employed by Roto-Rooter who were paid on a commission basis, asserted against Chemed and Roto-Rooter claims for violation of the Fair Labor Standards Act (“FLSA”) and claims for violations of the labor laws of multiple states.  In June 2013 the parties reached an agreement to settle the case for $14.3 million plus applicable payroll taxes ($9.0 million after tax).  As such, $14.8 million is recorded as other operating expense in the year ended December 31, 2013 Statement of Income and is included in accrued legal at December 31, 2013.

VITAS is party to a class action lawsuit filed in the Superior Court of California, Los Angeles County in September 2006 by Bernadette Santos, Keith Knoche and Joyce White, Bernadette Santos, et al. v. VITAS Healthcare Corporation of California, BC359356.  This case alleges failure to pay overtime and failure to provide meal and rest periods to a purported class of California admissions nurses, chaplains and sales representatives.  The case seeks payment of penalties, interest and Plaintiffs’ attorney fees.  In December 2009, the trial court denied Plaintiffs’ motion for class certification.  In July 2011, the Court of Appeals affirmed denial of class certification on the travel time, meal and rest period claims, and reversed the trial court’s denial on the off-the-clock and sales representation exemption claims.  Plaintiffs filed an appeal of this decision.  In September 2012, in response to an order of reconsideration, the Court of Appeals reiterated its previous rulings.  In March 2013, the Court granted summary judgment dismissing the sales representatives’ claims as they are exempt employees.  In October 2013 we reached agreement to settle the case for $10.3 million plus applicable payroll taxes ($6.5 million aftertax).  As such, $10.5 million is recorded as other operating expense in the year ended December 31, 2013 Statement of Income.  This settlement was paid in 2013.

On January 12, 2012, a putative class action lawsuit was filed in the U.S. District Court for the Southern District of Ohio against the Company, Kevin McNamara, David Williams, and Timothy O’Toole, In re Chemed Corp. Securities Litigation, Civil Action No. 1:12-cv-28 (S.D. Ohio).  On June 18, 2012, an amended complaint was filed alleging violation of Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 against all Defendants, and violation of Section 20(a) of the Securities Exchange Act of 1934 against Messrs. McNamara, Williams, and O’Toole.  The suit’s allegations concern the VITAS hospice segment of the Company’s business.  Plaintiffs seek, on behalf of a putative class of purchasers of Chemed Capital Stock, compensatory damages in an unspecified amount and attorneys’ fees and expenses, arising from Defendants’ alleged failure to disclose an alleged fraudulent scheme at VITAS to enroll ineligible hospice patients and to fraudulently obtain payments from the federal government.  Defendants filed motions to dismiss the amended complaint on August 17, 2012, which were pending when the parties reached an agreement to settle the action.  On June 7, 2013, following the filing of U.S. v. VITAS, discussed below, Plaintiffs filed a motion for leave to file a second amended complaint.  Defendants opposed this motion.  On September 16, 2013 Plaintiffs, executed a Settlement Term Sheet with Defendants, reaching an agreement in principle to settle this case subject to court approval.  On February 6, 2014, Plaintiffs, on behalf of a putative class of purchasers of Chemed Capital Stock between February 15, 2010 and May 2, 2013, inclusive, executed a stipulation of settlement with Defendants, agreeing to settle this case in full and with prejudice, and to provide Defendants with full releases of all claims that are or could have been asserted by Plaintiffs in exchange for payment of $6.0 million by our insurer into a settlement fund for the benefit of the putative settlement class (“Settlement”).  The Settlement has been recorded as an accrual and offsetting prepaid in the accompanying Balance Sheet. This Settlement is subject to Court approval.  Defendants agreed to enter into this Settlement in order to eliminate the burden, expense and distraction of further litigation.

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

On May 2, 2013, the government filed a False Claims Act complaint against the Company and certain of its hospice-related subsidiaries in the U.S. District Court for the Western District of Missouri, United States v. VITAS Hospice Services, LLC, et al., No. 4:13-cv-00449-BCW (the “2013 Action”).  Prior to that date, the Company received various subpoenas from the U.S. Department of Justice and OIG that have been previously disclosed.  The 2013 Action alleges that, since at least 2002, VITAS, and since 2004, the Company, submitted or caused the submission of false claims to the Medicare program by (a) billing Medicare for continuous home care services when the patients were not eligible, the services were not provided, or the medical care was inappropriate, and (b) billing Medicare for patients who were not eligible for the Medicare hospice benefit because they did not have a life expectancy of six months or less if their illnesses ran their normal course.  This complaint seeks treble damages, statutory penalties, and the costs of the action, plus interest.  On August 1, 2013, the government filed its First Amended Complaint in the 2013 Action.  The First Amended Complaint changed and supplemented some of the allegations, but did not otherwise expand the causes of action or the nature of the relief sought against VITAS.  The defendants filed a motion to dismiss on September 24, 2013.

On May 6, 2013, the U.S. District Court for the Western District of Missouri, at the request of the government, unsealed a qui tam complaint against VITAS and VITAS Healthcare Corporation of California, United States ex rel. Charles Gonzales v. VITAS Healthcare Corporation, et al., CV 12-0761-R (“Gonzales”).  The case was transferred from the Central District of California to the Western District of Missouri under docket No. 4:13-cv-344.  The government partially intervened in Gonzales.  The Gonzales complaint alleges that VITAS’ Los Angeles program falsely certified and recertified patients as eligible for the Medicare Hospice Benefit.  It alleges violations of the False Claims Act and seeks treble damages, civil penalties, recovery of costs, attorneys’ fees and expenses, and pre- and post-judgment interest.

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

In November 2013, two shareholder derivative lawsuits were filed against the Company’s current and former directors, as well as certain of its officers both of which are covered by the company’s commercial insurance. On November 6, 2013, KBC Asset Management NV filed suit in the United States Distrct Court for the District of Delaware, KBC Asset Management NV, derivatively on behalf of Chemed Corp. v. McNamara, et al., No. 13 Civ. 1854 (LPS) (D. Del.).  It sued Kevin McNamara, Joel Gemunder, Patrick Grace, Thomas Hutton, Walter Krebs, Andrea Lindell, Thomas Rice, Donald Saunders, Arthur Tucker, Jr., George Walsh III, Frank Wood, Timothy O’Toole, David Williams and Ernest Mrozek, together with the Company as nominal defendant.  Plaintiff alleges that since at least 2004, Chemed, through VITAS, has submitted or caused the submission of false claims to Medicare.  The suit alleges a claim for breach of fiduciary duty against the individual defendants, and seeks (a) a declaration that the individual defendants breached their fiduciary duties to the Company; (b) an order requiring those defendants to pay compensatory damages, restitution and exemplary damages, in unspecified amounts, to the Company; (c) an order directing the Company to implement new policies and procedures; and (d) costs and disbursements incurred in bringing the action, including attorneys’ fees.

On November 14, 2013, Mildred A. North filed suit in the United States District Court for the Southern District of Ohio, North, derivatively on behalf of Chemed Corp. v. Kevin McNamara, el al., No. 13 Civ. 833 (MDB) (S.D. Ohio).  She sued Kevin McNamara, David Williams, Timothy O’Toole, Joel Gemunder, Patrick Grace, Walter Krebs, Andrea Lindell, Thomas Rice, Donald Saunders, George Walsh III, Frank Wood and Thomas Hutton, together with the Company as nominal defendant.  Plaintiff alleges that, between February 2010 and the present, the individual defendants breached their fiduciary duties as officers and directors of Chemed by, among other things, (a) allegedly causing VITAS to submit improper and ineligible claims to Medicare and Medicaid; and (b) allegedly misrepresenting the state of Chemed’s internal controls.  The suit alleges claims for breach of fiduciary duty, abuse of control and gross mismanagement against the individual defendants.  The complaint also alleges unjust enrichment and insider trading against Messrs. McNamara, Williams and O’Toole.  Plaintiff seeks (a) a declaration that the individual defendants breached their fiduciary duties to the Company; (b) an order requiring those defendants to pay compensatory damages, restitution and exemplary damages, in unspecified amounts, to the Company; (c) an order directing the Company to implement new policies and procedures; and (d) costs and disbursements incurred in bringing the action, including attorneys’ fees.

On December 20, 2013, Plaintiff in the North action filed a motion before the Judicial Panel on Multidistrict Litigation seeking centralized treatment of her action and the KBC action in the U.S. District Court for the Southern District of Ohio.  Defendants in both cases, as well as with Plaintiff KBC, opposed that motion, consistent with Chemed’s By-law 8.07, which requires all derivative suits brought in Chemed’s name to proceed in federal or state court in Delaware.  The MDL Panel has yet to rule on that motion.  On January 29, 2014 Defendants filed motions to transfer North to Delaware under  28 U.S.C. § 1404 and to stay the case until after resolution of that motion and the MDL motion.

The Company intends to defend vigorously against the allegations in each of the above lawsuits.  The Company had a net recovery for these OIG investigations, due to a one-time insurance reimbursement of $1.0 million for certain legal costs, for the ended December 31, 2013. The net costs to comply with these OIG investigations were $2.1 million, $1.2 million and $1.2 million for the years ending December 31, 2013, 2012 and 2011, respectively. Regardless of the outcome of any of the preceding matters, responding to the subpoenas and dealing with the various regulatory agencies and opposing parties can adversely affect us through defense costs, potential payments, diversion of management time, and related publicity.  Although the Company intends to defend them vigorously, there can be no assurance that those suits will not have a material adverse effect on the Company.

See also the OIG matters pending against VITAS under Other Healthcare Regulations, above.

Item 4.  Mine Safety Disclosures

None

Executive Officers of the Company

Name	Age	Office	First Elected
Kevin J. McNamara	60	President and Chief Executive Officer	August 2, 1994 (1)
Timothy S. O’Toole	58	Executive Vice President	May 18, 1992 (2)
Spencer S. Lee	58	Executive Vice President	May 15, 2000 (3)
David P. Williams	53	Executive Vice President and Chief Financial Officer	March 5, 2004 (4)
Arthur V. Tucker, Jr.	64	Vice President and Controller	February 1, 1989 (5)

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

Each executive officer holds office until the annual election at the next annual organizational meeting of the Board of Directors of the Company which is scheduled to be held on May 19, 2014.

PART II

Item 5.  Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company’s Capital Stock (par value $1 per share) is traded on the New York Stock Exchange under the symbol CHE.  The range of the high and low sale prices on the New York Stock Exchange and dividends paid per share for each quarter of 2012 and 2013 are set forth below.

	Closing		Dividends Paid
	High	Low	Per Share
2012

First Quarter	$63.87	$51.18	$0.16
Second Quarter	64.30	54.78	0.16
Third Quarter	71.59	59.45	0.18
Fourth Quarter	70.92	62.70	0.18

2013

First Quarter	$79.98	70.31	$0.18
Second Quarter	81.79	63.90	0.18
Third Quarter	75.88	66.04	0.20
Fourth Quarter	79.93	66.14	0.20

Future dividends are necessarily dependent upon the Company’s earnings and financial condition, compliance with certain debt covenants and other factors not presently determinable.

As of February 14, 2014, there were approximately 2,053 stockholders of record of the Company’s Capital Stock.  This number only includes stockholders of record and does not include stockholders with shares beneficially held in nominee name or within clearinghouse positions of brokers, banks or other institutions.

During 2013, the number of shares of Capital Stock repurchased by the Company, the weighted average price paid for each share, the cumulative shares repurchased under each program and the dollar amounts remaining under each program were as follows:

Company Purchase of Shares of Capital Stock

	Total Number	Weighted Average	Cumulative Shares	Dollar Amount
	of Shares	Price Paid Per	Repurchased Under	Remaining Under
	Repurchased	Share	the Program	The Program

February 2011 Program
January 1 through January 31, 2013	-	$-	3,535,541	$14,739,197
February 1 through February 28, 2013	-	-	3,535,541	114,739,197
March 1 through March 31, 2013	-	-	3,535,541	$114,739,197

First Quarter Total	-	$-

April 1 through April 30, 2013	-	$-	3,535,541	$114,739,197
May 31 through May 31, 2013	280,701	65.72	3,816,242	96,291,009
June 1 through June 30, 2013	-	-	3,816,242	$96,291,009

Second Quarter Total	280,701	$65.72

July 1 through July 31, 2013	219,830	$70.66	4,036,072	$80,758,769
August 1 through August 31, 2013	49,522	71.02	4,085,594	77,241,690
September 1 through September 30, 2013	763,402	68.26	4,848,996	$25,128,231

Third Quarter Total	1,032,754	$68.91

October 1 through October 31, 2013	-	$-	4,848,996	$25,128,231
November 1 through November 30, 2013	-	-	4,848,996	25,128,231
December 1 through December 31, 2013	42,889	76.95	4,891,885	$21,828,041

Fourth Quarter Total	42,889	$76.95

On February 21, 2014, our Board of Directors authorized an additional $100 million under February 2011 Repurchase Program.

As of December 31, 2013, the number of stock options outstanding under the Company’s equity compensation plans, the weighted average exercise price of outstanding options, and the number of securities remaining available for issuance were as follows:

EQUITY COMPENSATION PLAN INFORMATION

	Number of securities to be issued upon exercise of outstanding warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column)
Plan Category

Equity compensation plans approved by stockholders (1)	2,198,710	$60.73	492,131

Equity compensation plans not approved by stockholders (2)	3,500	45.14	-
Total	2,202,210	$60.71	492,131

(1)
Amount includes 16,149 shares allocated to certain employees which vest upon attainment of specified earnings per share targets for the three-year period ending December 31, 2015 and 16,149 shares which vest upon attainment of specified total shareholder return targets for the three-year period ending December 31, 2015.

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

Comparative Stock Performance

The graph below compares the yearly percentage change in the Company’s cumulative total stockholder return on Capital Stock (as measured by dividing (i) the sum of (A) the cumulative amount of dividends for the period December 31, 2008, to December 31, 2013, assuming dividend reinvestment, and (B) the difference between the Company’s share price at December 31, 2008 and December 31, 2013; by (ii) the share price at December 31, 2008) with the cumulative total return, assuming reinvestment of dividends, of the (1) S&P 500 Stock Index and (2) Dow Jones Industrial Diversified Index.

Chemed Corporation
Cumulative Total Stockholder Return for
Five-Year Period Ending December 31, 2013
(In Dollars)
300.00
250.00
200.00
150.00
100.00
50.00
0.00
2008
2009
2010
2011
2012
2013
Chemed Corporation
S&P 500 Index - Total Returns
Dow Jones Diversified Industrials Index

December 31,	2008	2009	2010	2011	2012	2013
Chemed Corporation	100.00	121.62	162.53	132.36	179.27	202.35
S&P 500	100.00	126.46	145.51	148.59	172.37	228.19
Dow Jones Diversified Industrials	100.00	113.50	139.44	140.56	169.80	241.34

Item 6.  Selected Financial Data

The information called for by this Item for the five years ended December 31, 2013 is set forth on page 84 of the 2013 Annual Report to Stockholders and is incorporated herein by reference.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information called for by this Item is set forth on pages 88 through 104 of the 2013 Annual Report to Stockholders and is incorporated herein by reference.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

The Company’s primary market risk exposure relates to interest rate risk exposure through its variable interest line of credit.  At December 31, 2013 the Company had no variable rate debt outstanding.  For each $10 million dollars borrowed under the credit facility, an increase or decrease of 100 basis points (1% point), increases or decreases the Company’s annual interest expense by $100,000.

The Company continually evaluates this interest rate exposure and periodically weighs the cost versus the benefit of fixing the variable interest rates through a variety of hedging techniques.

The market value of the Company’s long-term debt at December 31, 2013 is approximately $193.0 million versus a carrying value of $183.6 million.

Item 8.  Financial Statements and Supplementary Data

The consolidated financial statements, together with the report thereon of PricewaterhouseCoopers LLP dated February 27, 2014, appearing on pages 51 through 81 of the 2013 Annual Report to Stockholders, along with the Supplementary Data (Unaudited Summary of Quarterly Results) appearing on pages 82-83, are incorporated herein by reference.

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

Management’s Report on Internal Control Over Financial Reporting

Refer to Management’s Report on Internal Control over Financial Reporting and Report of Independent Registered Public Accounting Firm on pages 51 and 52 of the Company’s 2013 Annual Report to Stockholders, which are incorporated herein by reference.

Changes in Internal Control Over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act during the Company’s fiscal quarter ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The directors of the Company are:

Kevin J. McNamara
Joel F. Gemunder
Patrick P. Grace
Thomas C. Hutton
Walter L. Krebs
Andrea R. Lindell
Thomas P. Rice
Donald E. Saunders
George J. Walsh III
Frank E. Wood

The additional information required under this Item is set forth in the Company’s 2014 Proxy Statement and in Part I hereof under the caption “Executive Officers of the Registrant” and is incorporated herein by reference.

The Company has adopted a Code of Ethics that applies to the Company’s principal executive officer, principal financial officer, principal accounting officer, directors and employees.  A copy of this Code of Ethics is incorporated with this report as Exhibit 14 and it is also posted on the Company’s Web site, www.chemed.com.

Item 11. Executive Compensation

Information required under this Item is set forth in the Company’s 2014 Proxy Statement, which is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required under this Item is set forth in the Company’s 2014 Proxy Statement, which is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions and Director Independence.

Information required under this Item is set forth in the Company’s 2014 Proxy Statement, which is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

Audit Fees

PricewaterhouseCoopers LLP billed the Company $1,677,000 for 2012 and $1,890,000 for 2013.  These fees were for professional services rendered for the integrated audit of the Company’s annual financial statements and of its internal control over financial reporting, review of the financial statements included in the Company’s Forms 10-Q and review of documents filed with the SEC.

Audit-Related Fees

PricewaterhouseCoopers LLP billed the Company $128,492 and $127,800 for 2012 and 2013, respectively, for audit-related services.  These services were related primarily to the audit of one of VITAS’ Florida subsidiaries.

Tax Fees

No such services were rendered in 2012 or 2013.

All Other Fees

No such other services were rendered in 2012 or 2013.

The Audit Committee has adopted a policy which requires the Committee’s pre-approval of audit and non-audit services performed by the independent auditor to assure that the provision of such services does not impair the auditor’s independence.  The Audit Committee pre-approved all of the audit and non-audit services rendered by PricewaterhouseCoopers LLP as listed above.

PART IV

Item 15	Exhibits and Financial Statement Schedule

Exhibits
3.1	Certificate of Incorporation of Chemed Corporation.*

3.2	Certificate of Amendment to Certificate of Incorporation.*

3.3	By-Laws of Chemed Corporation, as amended August 2, 2013.*

10.1	1999 Long-Term Employee Incentive Plan as amended through May 20, 2002.*,**

10.2	2002 Executive Long-Term Incentive Plan, as amended May 18, 2004.*,**

10.3	2004 Stock Incentive Plan.*,**

10.4	2006 Stock Incentive Plan, as amended August 11, 2006.*,**

10.5	2010 Stock Incentive Plan.*,**

10.6	Repurchase Agreement dated May 8, 2007 by and among Chemed Corporation, J.P. Morgan Securities Inc. and Citigroup Global Markets, Inc.*

10.7	Convertible Senior Note Indenture dated May 14, 2007 for 1.875% Convertible Senior Notes due 2014 by and among Chemed Corporation, the Subsidiary Guarantors and LaSalle Bank NA, as Trustee.*

10.8	Employment Agreement with David P. Williams dated December 1, 2006.*,**

10.9	First Amendment to Employment Agreement with David P. Williams dated July 9, 2009.*,**

10.10	Employment Agreement with Timothy S. O’Toole dated May 6, 2007.*,**

10.11	First Amendment to Employment Agreement with Timothy S. O’Toole dated July 9, 2009.*,**

10.12	Employment Agreement with Kevin J. McNamara dated May 3, 2008.*,**

10.13	First Amendment to Employment Agreement with Kevin J. McNamara dated July 9, 2009.*,**

10.14	Registration Rights Agreement, dated May 14, 2007 by and among Chemed Corporation, J.P. Morgan Securities, Inc. and Citigroup Global Markets Inc.*

10.15	Confirmation of Convertible Note Hedge, dated May 8, 2007 between Chemed Corporation and J.P. Morgan Chase Bank, NA.*

10.16	Confirmation of Convertible Note Hedge, dated May 8, 2007 between Chemed Corporation and Citibank, NA.*

10.17	Form of Convertible Note Warrant Transaction, dated May 8, 2007 between Chemed Corporation and Citibank NA.*

10.18	Form of Convertible Note Warrant Transaction, dated May 8, 2007 between Chemed Corporation and J.P. Morgan Chase Bank, NA.*

10.19	Excess Benefits Plan, as restated and amended, effective June 1, 2001.*,**

10.20	Amendment No. 1 to Excess Benefits Plan, effective July 1, 2001.*,**

10.21	Amendment No. 2 to Excess Benefits Plan, effective November 7, 2003.*,**

10.22	Non-Employee Directors’ Deferred Compensation Plan.*,**

10.23	Chemed/Roto-Rooter Savings & Retirement Plan, effective January 1, 1999.*,**

10.24	First Amendment to Chemed/Roto-Rooter Savings & Retirement Plan, effective September 6, 2000.*,**

10.25	Second Amendment to Chemed/Roto-Rooter Savings & Retirement Plan, effective January 1, 2001.*,**

10.26	Third Amendment to Chemed/Roto-Rooter Savings & Retirement Plan, effective December 12, 2001.*,**

10.27	Directors Emeriti Plan.*,**

10.28	Chemed Corporation Change in Control Severance Plan, as amended July 9, 2009.*,**

10.29	Chemed Corporation Senior Executive Severance Policy, as amended July 9, 2009.*,**

10.30	Roto-Rooter Deferred Compensation Plan No. 1, as amended January 1, 1998.*,**

10.31	Roto-Rooter Deferred Compensation Plan No. 2.*,**

10.32	Form of Performance-Based Restricted Stock Units Award**

10.33	Form of Restricted Stock Award.*,**

10.34	Form of Stock Option Grant, pre-2013.*,**

10.35	Form of Stock Option Grant, 2013.**

10.36
Amended and Restated Credit Agreement - $350,000,000 Revolving Credit Facility, originally dated May 2, 2007, by and among JP Morgan Chase Bank, NA and Chemed Corporation as of March 1, 2011, exhibits and schedules thereto.

10.37	Second Amended and Restated Credit Agreement by and among Chemed Corporation, JP Morgan Chase Bank NA, and other lenders as of January 18, 2013, exhibits and schedules thereto.

12	Computation of Ratio of Earnings to Fixed Charges.

13	2013 Annual Report to Stockholders.

14	Policies on Business Ethics of Chemed Corporation, as revised 10/14/13.

21	Subsidiaries of Chemed Corporation.

23	Consent of Independent Registered Public Accounting Firm.

24	Powers of Attorney.

31.1		Certification by Kevin J. McNamara pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act of 1934.

31.2		Certification by David P. Williams pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act of 1934.

31.3		Certification by Arthur V. Tucker, Jr. pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act of 1934.

32.1		Certification by Kevin J. McNamara pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2		Certification by David P. Williams pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.3		Certification by Arthur V. Tucker, Jr. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS		XBRL Instance Document*

101.SCH		XBRL Extension Schema*

101.CAL		XBRL Taxonomy Extension Calculation Linkbase*

101.DEF		XBRL Taxonomy Extension Definition Linkbase*

101.LAB		XBRL Taxonomy Extension Label Linkbase*

101.PRE		XBRL Taxonomy Extension Presentation Linkbase*

	*	This exhibit is being filed by means of incorporation by reference (see Index to Exhibits on page E-1). Each other exhibit is being filed with this Annual Report on Form 10-K.

	**	Management contract or compensatory plan or arrangement.

Financial Statement Schedule

See Index to Financial Statements and Financial Statement Schedule on page S-1.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

February 27, 2014	CHEMED CORPORATION
By /s/ Kevin J. McNamara
Kevin J. McNamara
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Kevin J. McNamara	President and Chief
Kevin J. McNamara	Executive Officer and
a Director (Principal
Executive Officer)

/s/ David P. Williams	Executive Vice President and Chief
David P. Williams	Financial Officer
(Principal Financial Officer)

/s/ Arthur V. Tucker, Jr.	Vice President and	February 27, 2014
Arthur V. Tucker, Jr.	Controller
(Principal Accounting
Officer)

Joel F. Gemunder*	Thomas P. Rice*
Patrick P. Grace*	Donald E. Saunders*
Thomas C. Hutton*	George J Walsh III*	- - Directors
Walter L. Krebs*	Frank E. Wood*
Andrea R. Lindell*

*
Naomi C. Dallob by signing her name hereto signs this document on behalf of each of the persons indicated      above pursuant to powers of attorney duly executed by such persons and filed with the Securities and Exchange Commission.

February 27, 2014	/s/ Naomi C. Dallob

Date	Naomi C. Dallob
(Attorney-in-Fact)

CHEMED CORPORATION AND SUBSIDIARY COMPANIES

INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE
2011, 2012 AND 2013

Page(s)

Chemed Corporation Consolidated Financial
Statements and Financial Statement Schedule

Report of Independent Registered Public Accounting Firm
Consolidated Statement of Income	52*
Consolidated Balance Sheet	53*
Consolidated Statement of Cash Flows	54*
Consolidated Statement of Changes in Stockholders’ Equity	55*
Notes to Consolidated Financial Statements	56*
57-81*
Report of Independent Registered Public Accounting Firm on
Financial Statement Schedule	S-2
Schedule II ~~–~~ Valuation and Qualifying Accounts	S-3

*              Indicates page numbers in Chemed Corporation 2013 Annual Report to Stockholders

The consolidated financial statements of Chemed Corporation listed above, appearing in the 2013 Annual Report to Stockholders, are incorporated herein by reference.  The Financial Statement Schedule should be read in conjunction with the consolidated financial statements listed above.  Schedules not included have been omitted because they are not applicable or the required information is shown in the financial statements or notes thereto as listed above.

Report of Independent Registered Public Accounting
Firm on Financial Statement Schedule

To the Board of Directors and Stockholders of Chemed Corporation:

Our audits of the consolidated financial statements and of the effectiveness of internal control over financial reporting referred to in our report dated February 27, 2014 appearing in the 2013 Annual Report to Stockholders of Chemed Corporation (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedule listed in Item 15 of this Form 10-K.  In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP
Cincinnati, Ohio
February 27, 2014

					SCHEDULE II

CHEMED CORPORATION AND SUBSIDIARY COMPANIES
VALUATION AND QUALIFYING ACCOUNTS
(IN THOUSANDS)
DR/(CR)

		ADDITIONS
		(CHARGED)
		CREDITED	(CHARGED)
	BALANCE AT	TO COSTS	CREDITED		BALANCE
	BEGINNING	AND	TO OTHER	DEDUCTIONS	AT END
DESCRIPTION	OF PERIOD	EXPENSES	ACCOUNTS	(a)	OF PERIOD
Allowances for doubtful
accounts (b)

For the year 2013	$(10,892)	$(10,690)	$(1,318)	$10,310	$(12,590)

For the year 2012	$(11,524)	$(9,233)	$(1,326)	$11,191	$(10,892)

For the year 2011	$(13,332)	$(8,686)	$(786)	$11,280	$(11,524)

Allowances for doubtful
accounts - notes
receivable (c)

For the year 2013	$(132)	$(217)	$(29)	$-	$(378)

For the year 2012	$(305)	$122	$51	$-	$(132)

For the year 2011	$(368)	$123	$(60)	$-	$(305)

(a)	With respect to allowances for doubtful accounts, deductions include accounts considered uncollectible or written off, payments, companies divested, etc.

(b)	Classified in consolidated balance sheet as a reduction of accounts receivable.

(c)	Classified in consolidated balance sheet as a reduction of other assets.

INDEX TO EXHIBITS

			Page Number
			or
			Incorporation by Reference

Exhibit		File No. and	Previous
Number		Filing Date	Exhibit No.

3.1	Certificate of Incorporation of	Form S-3	4.1
	Chemed Corporation	Reg. No. 33-44177
		11/26/91

3.2	Certificate of Amendment to	Form 8-K	3.1
	Certificate of Incorporation	5/16/06

3.3	By-Laws of Chemed Corporation	Form 8-K	3.1
	as amended August 2, 2013	8/5/13

10.1	1999 Long Term Employee	Form 10-K	10.16
	Incentive Plan as amended	3/28/03, **
	through May 20, 2002

10.2	2002 Executive Long-Term	Form 10-Q	10.16
	Incentive Plan, as amended	8/19/04, **
	May 18, 2004

10.3	2004 Stock Incentive Plan	Proxy Statement	A
		3/25/04, **

10.4	2006 Stock Incentive Plan,	Form 10-Q	10.1
	as amended August 11, 2006	8/14/06, **

10.5	2010 Stock Incentive Plan	Form 8-K	99.1
		5/18/10, **

10.6	Repurchase Agreement dated	Form 8-K	1.1
	May 8, 2007 by and among	5/17/07
	Chemed Corporation, J.P.
	Morgan Securities Inc. and
	Citigroup Global Markets, Inc.

10.7	Convertible Senior Note	Form 8-KA	4.1
	Indenture dated May 14, 2007	5/22/07
	for 1.875% Convertible Senior
	Notes due 2014 by and among
	Chemed Corporation, the
	Subsidiary Guarantors and
	LaSalle Bank NA, as Trustee.

10.8	Employment Agreement with David	Form 8-K	10.01
	P. Williams dated December 1, 2006.	12/1/06, **

10.9	First Amendment to Employment	Form 10-Q	10.2
	Agreement with David P. Williams	10/30/09, **
	dated July 9, 2009.

10.10	Employment Agreement with	Form 8-K	10.02
	Timothy S. O'Toole dated	5/7/07, **
	May 6, 2007.

10.11	First Amendment to Employment	Form 10-Q	10.3
	Agreement with Timothy S.	10/30/09, **
	O'Toole dated July 9, 2009.

10.12	Employment Agreement with	Form 8-K	10.01
	Kevin J. McNamara dated	5/6/08, **
	May 3, 2008.

10.13	First Amendment to Employment	Form 10-Q	10.1
	Agreement with Kevin J.	10/30/09, **
	McNamara dated July 9, 2009.

10.14	Registration Rights Agreement,	Form 8-K	10.5
	dated May 14, 2007 by and among	5/17/07
	Chemed Corporation, J.P. Morgan
	Securities, Inc. and Citigroup
	Global Markets Inc.

10.15	Confirmation of Convertible Note	Form 8-K	10.1
	Hedge, dated May 8, 2007 between	5/17/07
	Chemed Corporation and J.P. Morgan
	Chase Bank, NA.

10.16	Confirmation of Convertible Note	Form 8-K	10.2
	Hedge, dated May 8, 2007 between	5/17/07
	Chemed Corporation and Citibank,
	NA.

10.17	Form of Convertible Note Warrant	Form 8-K	10.4
	Transaction, dated May 8, 2007	5/17/07
	between Chemed Corporation and
	Citibank, NA.

10.18	Form of Convertible Note Warrant	Form 8-K	10.5
	Transaction, dated May 8, 2007	5/17/07
	between Chemed Corporation and
	J.P. Morgan Chase Bank, NA.

10.19	Excess Benefits Plan, as restated	Form 10-K	10.24
	and amended, effective June 1,	3/12/04, **
	2001

10.20	Amendment No. 1 to Excess Benefits	Form 10-K	10.25
	Plan, effective July 1, 2002	3/12/04, **

10.21	Amendment No. 2 to Excess Benefits	Form 10-K	10.26
	Plan, effective November 7, 2003	3/12/04, **

10.22	Non-Employee Directors' Deferred	Form 10-K	10.10
	Compensation Plan	3/24/88, **

10.23	Chemed/Roto-Rooter Savings &	Form 10-K	10.25
	Retirement Plan, effective	3/25/99, **
	January 1, 1999

10.24	First Amendment to Chemed/	Form 10-K	10.22
	Roto-Rooter Savings & Retirement	3/28/02, **
	Plan effective September 6, 2000

10.25	Second Amendment to Chemed/	Form 10-K	10.23
	Roto-Rooter Savings & Retirement	3/28/02, **
	Plan effective January 1, 2001

10.26	Third Amendment to Chemed/	Form 10-K	10.24
	Roto-Rooter Savings & Retirement	3/28/02, **
	Plan effective December 12, 2001

10.27	Directors Emeriti Plan	Form 10-Q	10.11
		5/12/88, **

10.28	Change in Control Severance	Form 10-Q	10.5
	Plan as amended July 9, 2009.	10/30/09, **

10.29	Senior Executive Severance	Form 10-Q	10.4
	Policy as amended July 9, 2009.	10/30/09, **

10.30	Roto-Rooter Deferred Compensation	Form 10-K	10.37
	Plan No. 1, as amended January 1,	3/28/01, **
	1998

10.31	Roto-Rooter Deferred Compensation	Form 10-K	10.38
	Plan No. 2	3/28/01, **

10.32	Form of Performance Based Restricted	*
	Stock Unit Award

10.33	Form of Restricted Stock Award	Form 10-K	10.50
		3/28/05, **

10.34	Form of Stock Option Grant Pre-2013	Form 10-K	10.51

10.35	Form of Stock Option Grant - 2013	*

10.36	Amended and Restated Credit	Form 10-Q	10.1
	Agreement - $350,000,000 Revolving	4/29/11
	Credit Facility, originally dated
	May 2, 2007, by and among JP Morgan
	Chase Bank, N.A. and Chemed
	Corporation as of March 1, 2011,
	Exhibits and schedules thereto.

10.37	Second Amended and Restated Credit	Form 8-K	10.1
	Agreement by and among Chemed Corporation,	1/22/13
	JP Morgan Chase Bank NA, and other lenders
	As of January 18, 2013 exhibits and schedules thereto.

12	Computation of Ratio of Earnings	*
	to Fixed Charges

13	2013 Annual Report to Stockholders	*

14	Policies on Business Ethics of Chemed	*
Corporation, as revised 10/14/13.

21	Subsidiaries of Chemed Corporation	*

23	Consent of Independent Registered	*
Public Accounting Firm

24	Powers of Attorney	*

31.1	Certification by Kevin J. McNamara	*
pursuant to Rule 13a-14(a)/15d-14(a)
of the Exchange Act of 1934.

31.2	Certification by David P. Williams	*
pursuant to Rule 13a-14(a)/15d-14(a)
of the Exchange Act of 1934.

31.3	Certification by Arthur V. Tucker, Jr.	*
pursuant to Rule 13a-14(a)/15d-14(a)
of the Exchange Act of 1934.

32.1	Certification by Kevin J. McNamara	*
pursuant to Section 906 of the
Sarbanes-Oxley Act of 2002

32.2	Certification by David P. Williams	*
pursuant to Section 906 of the
Sarbanes-Oxley Act of 2002

32.3	Certification by Arthur V. Tucker,	*
Jr. pursuant to Section 906 of
the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document	*

101.SCH	XBRL Extension Schema	*

101.CAL	XBRL Taxonomy Extension Calculation	*
Linkbase

101.DEF	XBRL Taxonomy Extension Definition	*
Linkbase

101.LAB	XBRL Taxonomy Extension Label	*
Linkbase

101.PRE	XBRL Taxonomy Extension Presentation	*
Linkbase

* Filed herewith.

** Management contract or compensatory plan or arrangement.