Form 10-Q
period 2014-03-31
CHEMED CORP
filed 2014-05-02
CIK 19584

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)

☒    Quarterly Report Under Section 13 or 15 (d) of the Securities Exchange Act of 1934 For the Quarterly Period Ended March 31, 2014

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
Large accelerated filer	☒	Accelerated filer	☐	Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes	☐	No	☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Amount	Date

Capital Stock $1 Par Value	17,539,101 Shares	March 31, 2014

CHEMED CORPORATION AND
SUBSIDIARY COMPANIES

Index

Page No.
PART I. FINANCIAL INFORMATION:
Item 1. Financial Statements
Unaudited Consolidated Balance Sheet -
March 31, 2014 and December 31, 2013	3

Unaudited Consolidated Statement of Income -
Three months ended March 31, 2014 and 2013	4

Unaudited Consolidated Statement of Cash Flows -
Three months ended March 31, 2014 and 2013	5

Notes to Unaudited Consolidated Financial Statements	6

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	17

Item 3. Quantitative and Qualitative Disclosures about Market Risk	28

Item 4. Controls and Procedures	28

PART II. OTHER INFORMATION
Item 1. Legal Proceedings	28

Item 1A. Risk Factors	28

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	29

Item 3. Defaults Upon Senior Securities	29

Item 4. Mine Safety Disclosures	29

Item 5. Other Information	29

Item 6. Exhibits	30
EX – 31.1
EX – 31.2
EX – 31.3
EX – 32.1
EX – 32.2
EX – 32.3
EX – 101.INS
EX – 101.SCH
EX – 101.CAL
EX – 101.DEF
EX – 101.LAB
EX – 101.PRE

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
CHEMED CORPORATION AND SUBSIDIARY COMPANIES
UNAUDITED CONSOLIDATED BALANCE SHEET
(in thousands, except share and per share data)

	March 31,	December 31,
	2014	2013
ASSETS
Current assets
Cash and cash equivalents	$39,479	$84,418
Accounts receivable less allowances of $13,824 (2013 - $12,590)	116,152	91,770
Inventories	6,676	6,703
Current deferred income taxes	13,769	20,257
Prepaid income taxes	3,406	3,690
Prepaid expenses	18,930	17,818
Total current assets	198,412	224,656
Investments of deferred compensation plans	45,732	42,465
Properties and equipment, at cost, less accumulated depreciation of $185,056 (2013 - $180,550)	93,575	92,955
Identifiable intangible assets less accumulated amortization of $32,380 (2013 - $32,055)	56,276	56,556
Goodwill	466,961	466,871
Other assets	7,664	10,198
Total Assets	$868,620	$893,701

LIABILITIES
Current liabilities
Accounts payable	$38,599	$41,758
Current portion of long-term debt	185,825	183,564
Income taxes	3,967	111
Accrued insurance	39,391	41,859
Accrued compensation	38,233	48,323
Accrued legal	7,154	23,210
Other current liabilities	24,682	25,161
Total current liabilities	337,851	363,986
Deferred income taxes	28,232	27,301
Deferred compensation liabilities	45,498	42,348
Other liabilities	11,106	11,176
Total Liabilities	422,687	444,811
Commitments and contingencies
STOCKHOLDERS' EQUITY
Capital stock - authorized 80,000,000 shares $1 par; issued 32,621,360 shares (2013 - 32,245,226 shares)	32,621	32,245
Paid-in capital	504,883	481,011
Retained earnings	703,385	686,114
Treasury stock - 15,180,456 shares (2013 - 14,660,427)	(797,141)	(752,634)
Deferred compensation payable in Company stock	2,185	2,154
Total Stockholders' Equity	445,933	448,890
Total Liabilities and Stockholders' Equity	$868,620	$893,701

See accompanying notes to unaudited consolidated financial statements.

CHEMED CORPORATION AND SUBSIDIARY COMPANIES
UNAUDITED CONSOLIDATED STATEMENT OF INCOME
(in thousands, except per share data)

	Three Months Ended March 31,
	2014	2013
Service revenues and sales	$358,300	$366,641
Cost of services provided and goods sold (excluding depreciation)	257,819	264,307
Selling, general and administrative expenses	55,671	55,560
Depreciation	7,149	6,795
Amortization	1,009	1,127
Total costs and expenses	321,648	327,789
Income from operations	36,652	38,852
Interest expense	(3,815)	(4,094)
Other income - net	816	1,706
Income before income taxes	33,653	36,464
Income taxes	(13,079)	(14,186)
Net income	$20,574	$22,278

Earnings Per Share
Net income	$1.17	$1.20
Average number of shares outstanding	17,510	18,522

Diluted Earnings Per Share
Net income	$1.12	$1.17
Average number of shares outstanding	18,305	19,000

Cash Dividends Per Share	$0.20	$0.18

See accompanying notes to unaudited consolidated financial statements.

CHEMED CORPORATION AND SUBSIDIARY COMPANIES
UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOWS
(in thousands)

	Three Months Ended
	March 31,
	2014	2013
Cash Flows from Operating Activities
Net income	$20,574	$22,278
Adjustments to reconcile net income to net cash provided
by operating activities:
Depreciation and amortization	8,158	7,922
Deferred income taxes	6,841	(681)
Provision for uncollectible accounts receivable	3,304	2,967
Amortization of discount on convertible notes	2,261	2,114
Stock option expense	1,309	1,491
Amortization of debt issuance costs	337	780
Noncash long-term incentive compensation	373	612
Changes in operating assets and liabilities, excluding
amounts acquired in business combinations:
Increase in accounts receivable	(27,700)	(36,706)
Decrease in inventories	27	499
Increase in prepaid expenses	(1,112)	(1,092)
Decrease in accounts payable and other current liabilities	(32,561)	(698)
Increase in income taxes	5,322	10,139
Increase in other assets	(1,069)	(3,071)
Increase in other liabilities	3,080	3,282
Excess tax benefit on share-based compensation	(1,399)	(1,891)
Other sources	409	196
Net cash provided/(used) by operating activities	(11,846)	8,141
Cash Flows from Investing Activities
Capital expenditures	(8,131)	(5,406)
Business combinations, net of cash acquired	(250)	-
Other sources	29	78
Net cash used by investing activities	(8,352)	(5,328)
Cash Flows from Financing Activities
Purchases of treasury stock	(32,982)	-
Dividends paid	(3,303)	(3,367)
Capital stock surrendered to pay taxes on stock-based compensation	(2,916)	(3,389)
Proceeds from exercise of stock options	13,193	10,168
Excess tax benefit on share-based compensation	1,399	1,891
Increase/(decrease) in cash overdrafts payable	369	(3,165)
Debt issuance costs	-	(1,107)
Other uses	(501)	(419)
Net cash provided/(used) by financing activities	(24,741)	612
Increase/(Decrease) in Cash and Cash Equivalents	(44,939)	3,425
Cash and cash equivalents at beginning of year	84,418	69,531
Cash and cash equivalents at end of period	$39,479	$72,956

See accompanying notes to unaudited consolidated financial statements.

CHEMED CORPORATION AND SUBSIDIARY COMPANIES
Notes to Unaudited Consolidated Financial Statements

1.   Basis of Presentation

As used herein, the terms "We," "Company" and "Chemed" refer to Chemed Corporation or Chemed Corporation and its consolidated subsidiaries.

We have prepared the accompanying unaudited consolidated financial statements of Chemed in accordance with Rule 10-01 of SEC Regulation S-X.  Consequently, we have omitted certain disclosures required under generally accepted accounting principles in the United States (“GAAP”) for complete financial statements. The December 31, 2013 balance sheet data were derived from audited financial statements but do not include all disclosures required by GAAP.  However, in our opinion, the financial statements presented herein contain all adjustments, consisting only of normal recurring adjustments, necessary to state fairly our financial position, results of operations and cash flows.  These financial statements are prepared on the same basis as and should be read in conjunction with the audited Consolidated Financial Statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2013.

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

During the three month period ended March 31, 2014, we reversed Medicare cap liability of $847,000 for amounts recorded in the fourth quarter of 2013 for two programs’ projected 2014 measurement period liability.  We reversed these amounts as improving admissions trends in these programs indicate that the liability had been eliminated for one program and partially eliminated for the other program.

Shown below is the Medicare cap liability activity for the fiscal periods ended (in thousands):

	March 31,
	2014	2013
Beginning balance January 1,	$8,260	$1,261
2014 measurement period	(847)	-
2013 measurement period	-	(873)
Ending balance March 31,	$7,413	$388

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

Three months ended March 31,
2014	2013
$1,699	$1,929

3.   Segments

Service revenues and sales and after-tax earnings by business segment are as follows (in thousands):

	Three months ended March 31,
	2014	2013
Service Revenues and Sales
VITAS	$260,412	$271,326
Roto-Rooter	97,888	95,315
Total	$358,300	$366,641

After-tax Earnings
VITAS	$18,159	$20,142
Roto-Rooter	10,033	9,624
Total	28,192	29,766
Corporate	(7,618)	(7,488)
Net income	$20,574	$22,278

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

4.  Earnings per Share

Earnings per share (“EPS”) are computed using the weighted average number of shares of capital stock outstanding.  Earnings and diluted earnings per share are computed as follows (in thousands, except per share data):

		Net Income
For the Three Months Ended March 31,		Income	Shares	Earnings per Share
2014
	Earnings	$20,574	17,510	$1.17
	Dilutive stock options	-	362
	Nonvested stock awards	-	148
	Conversion of Notes	-	285
	Diluted earnings	$20,574	18,305	$1.12

2013
	Earnings	$22,278	18,522	$1.20
	Dilutive stock options	-	371
	Nonvested stock awards	-	107
	Diluted earnings	$22,278	19,000	$1.17

For the three-month period ended March 31, 2014, 329,000 stock options were excluded from the computation of diluted earnings per share because they would have been anti-dilutive. For the three-month period ended March 31, 2013, 11,000 stock options were excluded from the computation of diluted earnings per share.

Diluted earnings per share was impacted as the result of our 1.875% Senior Convertible Notes (the “Notes”).  Beginning March 1, 2014, the Notes can be converted into our Capital Stock in accordance with the terms of the Notes.  At March 31, 2014, our share price exceeded the Convertible Note price.  Using the treasury method, the diluted share count was 285,000 shares higher assuming 100% of the Notes are presumed for net share settlement.  The purchased call option is anticipated to offset any shares issued at the maturity of the Notes.  Under generally accepted accounting principles the purchased call option does not impact the calculation of diluted earnings per share as it is always anti-dilutive.  There is no economic dilution anticipated upon conversion as a result of our purchased call options.

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

We are in compliance with all debt covenants as of March 31, 2014.  We have issued $35.0 million in standby letters of credit as of March 31, 2014 for insurance purposes.  Issued letters of credit reduce our available credit under the 2013 Credit Agreement.  As of March 31, 2014, we have approximately $315.0 million of unused lines of credit available and eligible to be drawn down under our revolving credit facility, excluding the $150 million expansion feature.

The following amounts are included in our consolidated balance sheet related to the Notes:

	March 31, 2014	December 31, 2013
Principal amount of convertible debentures	$186,956	$186,956
Unamortized debt discount	(1,131)	(3,392)
Carrying amount of convertible debentures	$185,825	$183,564
Additional paid in capital (net of tax)	$31,310	$31,310

In the second quarter of 2013, the principal amount of the convertible debentures was reclassified to current as the amounts are due in May 2014.

The following amounts comprise interest expense included in our consolidated income statement (in thousands):

	Three months ended March 31,
	2014	2013
Cash interest expense	$1,217	$1,200
Non-cash amortization of debt discount	2,261	2,114
Amortization and write-off of debt costs	337	780
Total interest expense	$3,815	$4,094

The unamortized debt discount is being amortized using the effective interest method over the remaining life of the Notes.  The effective rate on the Notes is approximately 6.875% as of March 31, 2014.

6.   Other Income – Net

Other income -- net comprises the following (in thousands):
	Three months ended March 31,
	2014	2013
Market value gains on assets held in deferred
compensation trust	$1,162	$1,472
Loss on disposal of property and equipment	(278)	(78)
Interest income - net	(50)	303
Other - net	(18)	9
Total other income - net	$816	$1,706

 7.   Stock-Based Compensation Plans

On February 21, 2014, the Compensation/Incentive Committee of the Board of Directors (“CIC”) granted 10,340 Performance Stock Units (“PSUs”) contingent upon the achievement of certain total shareholders return (“TSR”) targets as compared to the TSR of a group of peer companies for the three-year period ending December 31, 2016, the date at which such awards may vest.  The cumulative compensation cost of the TSR-based PSUs award to be recorded over the three year service period is $1.2 million.

On February 21, 2014, the CIC also granted 14,061 PSUs contingent upon the achievement of certain earnings per share (“EPS”) targets for the three-year period ending December 31, 2016.  At the end of each reporting period, the Company estimates the number of shares that it believes will ultimately be earned and records that expense over the service period of the award.  We currently estimate the cumulative compensation cost of the EPS-based PSUs to be recorded over the three year service period is $1.2 million.

8.   Independent Contractor Operations

The Roto-Rooter segment sublicenses with 68 independent contractors to operate certain plumbing repair and drain cleaning businesses in lesser-populated areas of the United States and Canada.  We had notes receivable from our independent contractors as of March 31, 2014 totaling $1.5 million (December 31, 2013 - $1.5 million).  In most cases these loans are fully or partially secured by equipment owned by the contractor.  The interest rates on the loans range from 0% to 8% per annum and the remaining terms of the loans range from 2 months to 5 years at March 31, 2014.  We recorded the following from our independent contractors (in thousands):

	Three months ended March 31,
	2014	2013
Revenues	$9,023	$8,210
Pretax profits	5,159	4,258

9.   Retirement Plans

All of the Company’s plans that provide retirement and similar benefits are defined contribution plans.  These expenses include the impact of market gains and losses on assets held in deferred compensation plans.  Expenses for the Company’s pension and profit-sharing plans, excess benefit plans and other similar plans are as follows (in thousands):

Three months ended March 31,
2014	2013
$3,897	$4,296

10.  Legal and Regulatory Matters

The VITAS segment of the Company’s business operates in a heavily-regulated industry.  As a result, the Company is subjected to inquiries and investigations by various government agencies, as well as to lawsuits, including qui tam actions.  The following sections describe the various ongoing material lawsuits and investigations of which the Company is currently aware.  It is not possible at this time for us to estimate either the timing or outcome of any of those matters, or whether any potential loss, or range of potential losses, is probable or estimable.

Regulatory Matters and Litigation
On January 12, 2012, a putative class action lawsuit was filed in the U.S. District Court for the Southern District of Ohio against the Company, Kevin McNamara, David Williams, and Timothy O’Toole, In re Chemed Corp. Securities Litigation, Civil Action No. 1:12-cv-28 (S.D. Ohio).  On June 18, 2012, an amended complaint was filed alleging violation of Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 against all Defendants, and violation of Section 20(a) of the Securities Exchange Act of 1934 against Messrs. McNamara, Williams, and O’Toole.  The suit’s allegations concern the VITAS hospice segment of the Company’s business.  Plaintiffs seek, on behalf of a putative class of purchasers of Chemed Capital Stock, compensatory damages in an unspecified amount and attorneys’ fees and expenses, arising from Defendants’ alleged failure to disclose an alleged fraudulent scheme at VITAS to enroll ineligible hospice patients and to fraudulently obtain payments from the federal government.  Defendants filed motions to dismiss the amended complaint on August 17, 2012, which were pending when the parties reached an agreement to settle the action.  On June 7, 2013, following the filing of U.S. v. VITAS, discussed below, Plaintiffs filed a motion for leave to file a second amended complaint.  Defendants opposed this motion.  On September 16, 2013, Plaintiffs executed a Settlement Term Sheet with Defendants, reaching an agreement in principle to settle this case subject to Court approval.  On February 6, 2014, Plaintiffs, on behalf of a putative class of purchasers of Chemed Capital Stock between February 15, 2010 and May 2, 2013, inclusive, executed a stipulation of settlement with defendants, agreeing to settle this case in full and with prejudice, and to provide Defendants with full releases of all claims that are or could have been asserted by Plaintiffs in exchange for payment of $6.0 million by our insurer into a settlement fund for the benefit of the putative settlement class (“Settlement”).  The Settlement of $6.0 million has been recorded as an accrual and offsetting prepaid in the accompanying Consolidated Balance Sheet. This Settlement received preliminary Court approval on March 27, 2014 and is scheduled for a final hearing on July 19, 2014.  Defendants agreed to enter into this Settlement in order to eliminate the burden, expense and distraction of further litigation.

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

On September 25, 2013, the Court granted a joint motion by the government, the relators, and VITAS to consolidate the Spottiswood,  Urick, and  Gonzales complaints with the 2013 Action.  As a result, the First Amended Complaint will govern the consolidated federal claims brought by the United States and the relators for all purposes.  The relators and VITAS have stipulated that certain non-intervened claims will not be pursued by the relators.  The Spottiswood relator filed an action under the Illinois False Claims Act, The State of Illinois ex rel. Laura Spottiswood v. Chemed Corporation, et al., No. 14 L 2786 in the Circuit Court of Cook County, Illinois on March 6, 2014.  The Court granted the parties’ joint motion to place this case on the its stay calendar, pending resolution of the 2013 Action.

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

The net costs incurred related to U.S. v. Vitas and related regulatory matters were $748,000 and $1.0 million for the periods ending March 31, 2014 and 2013, respectively.

In November 2013, two shareholder derivative lawsuits were filed against the Company’s current and former directors, as well as certain of its officers, both of which are covered by the Company’s commercial insurance.  On November 6, 2013, KBC Asset Management NV filed suit in the United States Distrct Court for the District of Delaware, KBC Asset Management NV, derivatively on behalf of Chemed Corp. v. McNamara, et al., No. 13 Civ. 1854 (LPS) (D. Del.).  It sued Kevin McNamara, Joel Gemunder, Patrick Grace, Thomas Hutton, Walter Krebs, Andrea Lindell, Thomas Rice, Donald Saunders, Arthur Tucker, Jr., George Walsh III, Frank Wood, Timothy O’Toole, David Williams and Ernest Mrozek, together with the Company as nominal defendant.  Plaintiff alleges that since at least 2004, Chemed, through VITAS, has submitted or caused the submission of false claims to Medicare.  The suit alleges a claim for breach of fiduciary duty against the individual defendants, and seeks (a) a declaration that the individual defendants breached their fiduciary duties to the Company; (b) an order requiring those defendants to pay compensatory damages, restitution and exemplary damages, in unspecified amounts, to the Company; (c) an order directing the Company to implement new policies and procedures; and (d) costs and disbursements incurred in bringing the action, including attorneys’ fees.

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

On December 20, 2013, Plaintiff in the North action filed a motion before the Judicial Panel on Multidistrict Litigation seeking centralized treatment of her action and the KBC action in the U.S. District Court for the Southern District of Ohio.  Defendants in both cases, as well as Plaintiff KBC, opposed that motion, consistent with Chemed’s By-law 8.07, which requires all derivative suits brought in Chemed’s name to proceed in federal or state court in Delaware.  The MDL Panel denied the motion on April 2, 2014.  On January 29, 2014 Defendants filed motions to transfer North to Delaware under 28 U.S.C § 1404 and to stay the case until after resolution of that motion and the MDL motion.

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

11.   Concentration of Risk

VITAS has pharmacy services agreements ("Agreements") with Omnicare, Inc. and its subsidiaries (“OCR”) whereby OCR provides specified pharmacy services for VITAS and its hospice patients in geographical areas served by both VITAS and OCR.  The Agreements renew automatically for three-year terms.  Either party may cancel the Agreements at the end of any term by giving 30 days prior written notice.  VITAS made purchases from OCR of $8.8 million and $9.6 million for the three months ended March 31, 2014 and 2013, respectively.  Purchases from OCR represent approximately 90% of all pharmacy services used by VITAS.

12.   Cash Overdrafts and Cash Equivalents

Included in accounts payable at March 31, 2014 is cash overdrafts payable of $1.2 million (December 31, 2013 - $806,000).

From time to time throughout the year, we invest excess cash in money market funds with major commercial banks. We closely monitor the creditworthiness of the institutions with which we invest our overnight funds.  We had $20.0 million in cash equivalents as of March 31, 2014.  There was $23.1 million in cash equivalents as of December 31, 2013.  The weighted average rate of return for our cash equivalents was 0.09% for March 31, 2014 and 0.08% for December 31, 2013.

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

The following shows the carrying value, fair value and the hierarchy for our financial instruments as of March 31, 2014 (in thousands):

		Fair Value Measure
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Mutual fund investments of deferred
compensation plans held in trust	$45,498	$45,732	$-	$-
Long-term debt	185,825	209,157	-	-

The following shows the carrying value, fair value and the hierarchy for our financial instruments as of December 31, 2013 (in thousands):

		Fair Value Measure
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Mutual fund investments of deferred
compensation plans held in trust	$42,465	$42,465	$-	$-
Long-term debt	183,564	193,032	-	-

For cash and cash equivalents, accounts receivable and accounts payable, the carrying amount is a reasonable estimate of fair value because of the liquidity and short-term nature of these instruments.

14.   Capital Stock Repurchase Plan Transactions

We repurchased the following capital stock for the three months ended March 31, 2014 and 2013:

	Three months ended March 31,
	2014	2013

Shares repurchased	382,934	-
Weighted average price per share	$86.13	$-

In February 2014, the Board of Directors authorized an additional $100 million for stock repurchase under Chemed’s existing share repurchase program. We currently have $88.8 million of authorization remaining under this share repurchase plan.

15.   Guarantor Subsidiaries

Our 1.875% Notes are fully and unconditionally guaranteed on an unsecured, jointly, and severally liable basis by certain of our 100% owned subsidiaries.  The following unaudited, condensed, consolidating financial data presents the composition of the parent company (Chemed), the guarantor subsidiaries and the non-guarantor subsidiaries as of March 31, 2014 and December 31, 2013 for the balance sheet, the three months ended March 31, 2014 and December 31, 2013 for the income statement and the three months ended March 31, 2014 and March 31, 2013 for the statement of cash flows  (dollars in thousands):

March 31, 2014		Guarantor	Non-Guarantor	Consolidating
	Parent	Subsidiaries	Subsidiaries	Adjustments	Consolidated
ASSETS
Cash and cash equivalents	$41,808	$(11,336)	$9,007	$-	$39,479
Accounts receivable, including intercompany	1,231	517,646	1,256	(403,981)	116,152
Inventories	-	6,148	528	-	6,676
Current deferred income taxes	-	14,720	264	(1,215)	13,769
Prepaid income taxes	9,155	-	7	(5,756)	3,406
Prepaid expenses	6,612	11,958	360	-	18,930
Total current assets	58,806	539,136	11,422	(410,952)	198,412
Investments of deferred compensation plans	-	-	45,732	-	45,732
Properties and equipment, at cost less accumulated depreciation	9,963	81,033	2,579	-	93,575
Identifiable intangible assets less accumulated amortization	-	56,276	-	-	56,276
Goodwill	-	462,687	4,274	-	466,961
Other assets	12,745	1,877	17,141	(24,099)	7,664
Investments in subsidiaries	964,753	28,007	-	(992,760)	-
Total assets	$1,046,267	$1,169,016	$81,148	$(1,427,811)	$868,620
LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable, including intercompany	$398,529	$39,213	$4,838	$(403,981)	$38,599
Current portion of long-term debt	185,825	-	-	-	185,825
Income taxes	-	7,663	2,060	(5,756)	3,967
Accrued insurance	1,433	37,958	-	-	39,391
Accrued compensation	1,086	36,807	340	-	38,233
Accrued legal	6,043	1,111	-	-	7,154
Other current liabilities	4,288	21,429	180	(1,215)	24,682
Total current liabilities	597,204	144,181	7,418	(410,952)	337,851
Deferred income taxes	-	52,331	-	(24,099)	28,232
Deferred compensation liabilities	-	-	45,498	-	45,498
Other liabilities	3,130	6,879	1,097	-	11,106
Stockholders' equity	445,933	965,625	27,135	(992,760)	445,933
Total liabilities and stockholders' equity	$1,046,267	$1,169,016	$81,148	$(1,427,811)	$868,620

December 31, 2013		Guarantor	Non-Guarantor	Consolidating
	Parent	Subsidiaries	Subsidiaries	Adjustments	Consolidated
ASSETS
Cash and cash equivalents	$84,005	$(8,777)	$9,190	$-	$84,418
Accounts receivable, including intercompany	925	509,580	1,000	(419,735)	91,770
Inventories	-	6,246	457	-	6,703
Current deferred income taxes	-	21,307	126	(1,176)	20,257
Prepaid income taxes	3,710	1,176	349	(1,545)	3,690
Prepaid expenses	6,925	10,682	211	-	17,818
Total current assets	95,565	540,214	11,333	(422,456)	224,656
Investments of deferred compensation plans	-	-	42,465	-	42,465
Properties and equipment, at cost less accumulated depreciation	10,184	80,144	2,627	-	92,955
Identifiable intangible assets less accumulated amortization	-	56,556	-	-	56,556
Goodwill	-	462,489	4,382	-	466,871
Other assets	17,782	1,775	15,888	(25,247)	10,198
Investments in subsidiaries	945,450	27,564	-	(973,014)	-
Total assets	$1,068,981	$1,168,742	$76,695	$(1,420,717)	$893,701
LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable, including intercompany	$417,593	$39,424	$4,476	$(419,735)	$41,758
Current portion of long-term debt	183,564	-	-	-	183,564
Income taxes	1,106	210	340	(1,545)	111
Accrued insurance	784	41,075	-	-	41,859
Accrued compensation	5,047	42,905	371	-	48,323
Accrued legal	6,031	17,179	-	-	23,210
Other current liabilities	2,739	22,219	1,379	(1,176)	25,161
Total current liabilities	616,864	163,012	6,566	(422,456)	363,986
Deferred income taxes	-	52,548	-	(25,247)	27,301
Deferred compensation liabilities	-	-	42,348	-	42,348
Other liabilities	3,227	6,914	1,035	-	11,176
Stockholders' equity	448,890	946,268	26,746	(973,014)	448,890
Total liabilities and stockholders' equity	$1,068,981	$1,168,742	$76,695	$(1,420,717)	$893,701

For the three months ended March 31, 2014		Guarantor	Non-Guarantor	Consolidating
	Parent	Subsidiaries	Subsidiaries	Adjustments	Consolidated
Continuing Operations
Service revenues and sales	$-	$349,890	$8,410	$-	$358,300
Cost of services provided and goods sold	-	253,052	4,767	-	257,819
Selling, general and administrative expenses	5,710	47,005	2,956	-	55,671
Depreciation	241	6,671	237	-	7,149
Amortization	445	564	-	-	1,009
Total costs and expenses	6,396	307,292	7,960	-	321,648
Income/ (loss) from operations	(6,396)	42,598	450	-	36,652
Interest expense	(3,663)	(152)	-	-	(3,815)
Other (expense)/income - net	3,672	(4,014)	1,158	-	816
Income/ (loss) before income taxes	(6,387)	38,432	1,608	-	33,653
Income tax (provision)/ benefit	2,137	(14,613)	(603)	-	(13,079)
Equity in net income of subsidiaries	24,824	1,028	-	(25,852)	-
Net income	$20,574	$24,847	$1,005	$(25,852)	$20,574

For the three months ended March 31, 2013		Guarantor	Non-Guarantor	Consolidating
	Parent	Subsidiaries	Subsidiaries	Adjustments	Consolidated
Continuing Operations
Service revenues and sales	$-	$359,056	$7,585	$-	$366,641
Cost of services provided and goods sold	-	259,977	4,330	-	264,307
Selling, general and administrative expenses	5,872	46,572	3,116	-	55,560
Depreciation	240	6,325	230	-	6,795
Amortization	482	645	-	-	1,127
Total costs and expenses	6,594	313,519	7,676	-	327,789
Income/ (loss) from operations	(6,594)	45,537	(91)	-	38,852
Interest expense	(3,975)	(105)	(14)	-	(4,094)
Other (expense)/income - net	4,273	(4,035)	1,468	-	1,706
Income/ (loss) before income taxes	(6,296)	41,397	1,363	-	36,464
Income tax (provision)/ benefit	2,133	(15,817)	(502)	-	(14,186)
Equity in net income of subsidiaries	26,441	910	-	(27,351)	-
Net income	$22,278	$26,490	$861	$(27,351)	$22,278

For the three months ended March 31 2014		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Consolidated
Cash Flow from Operating Activities:
Net cash provided by operating activities	$(6,773)	$(5,370)	$297	$(11,846)
Cash Flow from Investing Activities:
Capital expenditures	(20)	(7,897)	(214)	(8,131)
Business combinations, net of cash acquired	-	(250)	-	(250)
Other sources/(uses) - net	(58)	62	25	29
Net cash used by investing activities	(78)	(8,085)	(189)	(8,352)
Cash Flow from Financing Activities:
Increase /(decrease) in cash overdrafts payable	323	46	-	369
Change in intercompany accounts	(11,080)	10,850	230	-
Dividends paid	(3,303)	-	-	(3,303)
Debt issuance costs	-	-	-	-
Capital stock surrendered to pay taxes on stock-based compensation	(2,916)	-	-	(2,916)
Purchases of treasury stock	(32,982)	-	-	(32,982)
Proceeds from exercise of stock options	13,193	-	-	13,193
Excess tax benefit on share-based compensation	1,399	-	-	1,399
Other sources/(uses) - net	20	-	(521)	(501)
Net cash provided/(used) by financing activities	(35,346)	10,896	(291)	(24,741)
Net increase/(decrease) in cash and cash equivalents	(42,197)	(2,559)	(183)	(44,939)
Cash and cash equivalents at beginning of year	84,005	(8,777)	9,190	84,418
Cash and cash equivalents at end of period	$41,808	$(11,336)	$9,007	$39,479

For the three months ended March 31, 2013		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Consolidated
Cash Flow from Operating Activities:
Net cash provided by operating activities	$(4,511)	$12,302	$350	$8,141
Cash Flow from Investing Activities:
Capital expenditures	(10)	(5,278)	(118)	(5,406)
Other sources/(uses) - net	(16)	71	23	78
Net cash provided/(used) by investing activities	(26)	(5,207)	(95)	(5,328)
Cash Flow from Financing Activities:
Increase/(decrease) in cash overdrafts payable	(554)	(2,611)	-	(3,165)
Change in intercompany accounts	6,731	(6,570)	(161)	-
Dividends paid	(3,367)	-	-	(3,367)
Debt issuance	(1,107)	-	-	(1,107)
Capital stock surrendered to pay taxes on stock-based compensation	(3,389)	-	-	(3,389)
Purchases of treasury stock	-	-	-	-
Proceeds from exercise of stock options	10,168	-	-	10,168
Excess tax benefit on share-based compensation	1,891	-	-	1,891
Other sources/(uses) - net	(4)	-	(415)	(419)
Net cash provided/(used) by financing activities	10,369	(9,181)	(576)	612
Net increase in cash and cash equivalents	5,832	(2,086)	(321)	3,425
Cash and cash equivalents at beginning of year	56,342	4,674	8,515	69,531
Cash and cash equivalents at end of period	$62,174	$2,588	$8,194	$72,956

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

The following is a summary of the key operating results (in thousands except per share amounts):

	Three months ended March 31,
	2014	2013
Service revenues and sales	$358,300	$366,641
Net income	$20,574	$22,278
Diluted EPS	$1.12	$1.17
Adjusted net income	$23,713	$26,140
Adjusted diluted EPS	$1.32	$1.38
Adjusted EBITDA	$47,672	$51,296
Adjusted EBITDA as a % of revenue	13.3%	14.0%

Adjusted net income, adjusted diluted EPS, earnings before interest, taxes and depreciation and amortization (“EBITDA”) and Adjusted EBITDA are not measures derived in accordance with GAAP.  We use Adjusted Diluted EPS as a measure of earnings for our long-term incentive plan awards.  We provide non-GAAP measures to help readers evaluate our operating results, compare our operating performance with that of similar companies that have different capital structures and help evaluate our ability to meet future debt service, capital expenditure and working capital requirements.  Our non-GAAP measures should not be considered in isolation or as a substitute for comparable measures presented in accordance with GAAP.  A reconciliation of our non-GAAP measures are presented on pages 25-26.

For the three months ended March 31, 2014, the decrease in consolidated service revenues and sales was driven by a 2.7% increase at Roto-Rooter and a 4.0% decrease at VITAS.  The increase in service revenues at Roto-Rooter was driven by a 4.8% increase in price and mix shift offset by a 2.4% decrease in job count. The remaining difference relates to increases in contractor revenue.  The decrease in service revenues at VITAS was a result of Medicare reimbursement rates increasing 1.4%, offset by a 2.0% decrease as a result of sequestration, decreased ADC of 0.8%, and geographical and level of care mix shift.  Consolidated net income decreased 7.6% as a result of the lower revenue at VITAS and higher health insurance costs at Vitas as well as increased advertising expense at Roto-Rooter.  Diluted EPS decreased 4.3% as a result of the decrease in net income offset by a lower number of shares outstanding.  Adjusted EBITDA as a percent of revenue decreased 0.7% mainly as a result of lower revenue at VITAS. See page 27 for additional VITAS operating metrics.

On April 1, 2013, Medicare reduced hospice reimbursement rates 2.0%.  Effective October 1, 2013, Medicare increased the average hospice rate approximately 1.4% This effectively reduced Medicare hospice reimbursement 0.6% in the first quarter of 2014 when compared to the prior year quarter.  VITAS expects its full-year 2014 revenue growth, prior to Medicare cap, to be in the range of 1.0% to 3.0%.  Admissions in 2014 are estimated to increase 3.0% to 4.0%.  Adjusted EBITDA margin, prior to Medicare cap, is estimated to be 14.5% to 15.0%.  Medicare cap is estimated to be $5.0 million in 2014. Roto-Rooter expects full-year 2014 revenue growth of 3.0% to 4.0%.  The revenue estimate is a result of increased job pricing of approximately 2.0%. Adjusted EBITDA margin for 2014 is estimated in the range of 19.0% to 20.0%.  We anticipate that our operating income and cash flows will be sufficient to operate our businesses and meet any commitments for the foreseeable future.

Financial Condition
Liquidity and Capital Resources
Material changes in the balance sheet accounts from December 31, 2013 to March 31, 2014 include the following:

•	A $24.4 million increase in accounts receivable related to the timing of Medicare receipts.
•	A $6.5 million decrease in current deferred income taxes mainly related to the payment of litigation settlements.
•	A $10.1 million decrease in accrued compensation related to the payment of incentive compensation in the first quarter.
•	A $16.1 million decrease in accrued legal due to the payment of litigation settlements.

Net cash provided by operating activities decreased $20.0 million primarily as a result of the decrease in accounts payable and other current liabilities offset by the increase in accounts receivable.  Management continually evaluates cash utilization alternatives, including share repurchase, debt repurchase, acquisitions and increased dividends to determine the most beneficial use of available capital resources.

We have issued $35.0 million in standby letters of credit as of March 31, 2014, for insurance purposes.  Issued letters of credit reduce our available credit under the revolving credit agreement.  As of March 31, 2014, we have approximately $315.0 million of unused lines of credit available and eligible to be drawn down under our revolving credit facility, excluding the $150 million expansion feature. Management believes its liquidity and sources of capital are satisfactory for the Company’s needs in the foreseeable future.

Commitments and Contingencies
Collectively, the terms of our credit agreements require us to meet various financial covenants, to be tested quarterly.  We are in compliance with all financial and other debt covenants as of March 31, 2014 and anticipate remaining in compliance throughout 2014.

The VITAS segment of the Company’s business operates in a heavily-regulated industry.  As a result, the Company is subjected to inquiries and investigations by various government agencies, as well as to lawsuits, including qui tam actions.  The following sections describe the various ongoing material lawsuits and investigations of which the Company is currently aware.  It is not possible at this time for us to estimate either the timing or outcome of any of those matters, or whether any potential loss, or range of potential losses, is probable or estimable.

On January 12, 2012, a putative class action lawsuit was filed in the U.S. District Court for the Southern District of Ohio against the Company, Kevin McNamara, David Williams, and Timothy O’Toole, In re Chemed Corp. Securities Litigation, Civil Action No. 1:12-cv-28 (S.D. Ohio).  On June 18, 2012, an amended complaint was filed alleging violation of Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 against all Defendants, and violation of Section 20(a) of the Securities Exchange Act of 1934 against Messrs. McNamara, Williams, and O’Toole.  The suit’s allegations concern the VITAS hospice segment of the Company’s business.  Plaintiffs seek, on behalf of a putative class of purchasers of Chemed Capital Stock, compensatory damages in an unspecified amount and attorneys’ fees and expenses, arising from Defendants’ alleged failure to disclose an alleged fraudulent scheme at VITAS to enroll ineligible hospice patients and to fraudulently obtain payments from the federal government.  Defendants filed motions to dismiss the amended complaint on August 17, 2012, which were pending when the parties reached an agreement to settle the action.  On June 7, 2013, following the filing of U.S. v. VITAS, discussed below, Plaintiffs filed a motion for leave to file a second amended complaint.  Defendants opposed this motion.  On September 16, 2013, Plaintiffs executed a Settlement Term Sheet with Defendants, reaching an agreement in principle to settle this case subject to Court approval.  On February 6, 2014, Plaintiffs, on behalf of a putative class of purchasers of Chemed Capital Stock between February 15, 2010 and May 2, 2013, inclusive, executed a stipulation of settlement with defendants, agreeing to settle this case in full and with prejudice, and to provide Defendants with full releases of all claims that are or could have been asserted by Plaintiffs in exchange for payment of $6.0 million by our insurer into a settlement fund for the benefit of the putative settlement class (“Settlement”).  The Settlement of $6.0 million has been recorded as an accrual and offsetting prepaid in the accompanying Consolidated Balance Sheet. This Settlement received preliminary Court approval on March 27, 2014 and is scheduled for a final hearing on July 19, 2014.  Defendants agreed to enter into this Settlement in order to eliminate the burden, expense and distraction of further litigation.

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

On September 25, 2013, the Court granted a joint motion by the government, the relators, and VITAS to consolidate the Spottiswood,  Urick, and  Gonzales complaints with the 2013 Action.  As a result, the First Amended Complaint will govern the consolidated federal claims brought by the United States and the relators for all purposes.  The relators and VITAS have stipulated that certain non-intervened claims will not be pursued by the relators.  The Spottiswood relator filed an action under the Illinois False Claims Act, The State of Illinois ex rel. Laura Spottiswood v. Chemed Corporation, et al., No. 14 L 2786 in the Circuit Court of Cook County, Illinois on March 6, 2014.  The Court granted the parties’ joint motion to place this case on the its stay calendar, pending resolution of the 2013 Action.

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

The net costs incurred related to U.S. v. Vitas and related regulatory matters were $748,000 and $1.0 million for the periods ending March 31, 2014 and 2013, respectively.

In November 2013, two shareholder derivative lawsuits were filed against the Company’s current and former directors, as well as certain of its officers, both of which are covered by the Company’s commercial insurance.  On November 6, 2013, KBC Asset Management NV filed suit in the United States Distrct Court for the District of Delaware, KBC Asset Management NV, derivatively on behalf of Chemed Corp. v. McNamara, et al., No. 13 Civ. 1854 (LPS) (D. Del.).  It sued Kevin McNamara, Joel Gemunder, Patrick Grace, Thomas Hutton, Walter Krebs, Andrea Lindell, Thomas Rice, Donald Saunders, Arthur Tucker, Jr., George Walsh III, Frank Wood, Timothy O’Toole, David Williams and Ernest Mrozek, together with the Company as nominal defendant.  Plaintiff alleges that since at least 2004, Chemed, through VITAS, has submitted or caused the submission of false claims to Medicare.  The suit alleges a claim for breach of fiduciary duty against the individual defendants, and seeks (a) a declaration that the individual defendants breached their fiduciary duties to the Company; (b) an order requiring those defendants to pay compensatory damages, restitution and exemplary damages, in unspecified amounts, to the Company; (c) an order directing the Company to implement new policies and procedures; and (d) costs and disbursements incurred in bringing the action, including attorneys’ fees.

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

On December 20, 2013, Plaintiff in the North action filed a motion before the Judicial Panel on Multidistrict Litigation seeking centralized treatment of her action and the KBC action in the U.S. District Court for the Southern District of Ohio.  Defendants in both cases, as well as Plaintiff KBC, opposed that motion, consistent with Chemed’s By-law 8.07, which requires all derivative suits brought in Chemed’s name to proceed in federal or state court in Delaware.  The MDL Panel denied the motion on April 2, 2014.  On January 29, 2014 Defendants filed motions to transfer North to Delaware under 28 U.S.C § 1404 and to stay the case until after resolution of that motion and the MDL motion.

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

Results of Operations
Three months ended March 31, 2014 versus  2013 - Consolidated Results
Our service revenues and sales for the first quarter of 2014 decreased 2.3% versus services and sales revenues for the first quarter of 2013.  Of this decrease, $10.9 million was attributable to VITAS offset by a $2.6 million increase at Roto-Rooter.  The following chart shows the components of those changes (in thousands):

	Increase/(Decrease)
	Amount	Percent
VITAS
Routine homecare	$(1,263)	(0.6)
Continuous care	(7,150)	(15.8)
General inpatient	(2,475)	(8.7)
Medicare cap	(26)	(3.0)
Roto-Rooter
Plumbing	3,796	8.8
Drain cleaning	(1,367)	(3.6)
Contractor operations	813	9.9
Other	(669)	(11.1)
Total	$(8,341)	(2.3)

The decrease in VITAS’ revenues for the first quarter of 2014 versus the first quarter of 2013 was a combination of Medicare reimbursement rates increasing approximately 1.4%, offset by a 2.0% decline due to sequestration, an ADC decrease of 0.8%, and geographical and level of care mix shift.  In the first quarter of 2014, VITAS recorded a positive revenue adjustment of $847,000 related to eliminating the Medicare cap billing limitation recorded in the fourth quarter of 2013 for one program and partially eliminating the Medicare cap billing limitation in another program.  This compares with $873,000 Medicare cap liability recorded in the first quarter of 2013.  The ADC decrease was driven by a 0.2% increase in routine homecare, a decrease of 15.4% in continuous care and a decrease of 6.6% in general inpatient.  In excess of 90% of VITAS’ service revenues for the period were from Medicare and Medicaid.

The increase in plumbing revenues for the first quarter of 2014 versus 2013 is attributable to a 9.0% increase in job count offset by a 0.2% decrease in price and mix shift.  Drain cleaning revenues for the first quarter of 2014 versus 2013 reflect a 7.9% decrease in the number of jobs performed offset by a 4.3% increase in price and mix shift.  Contractor operations revenue increased 9.9% for the first quarter of 2014.  Other Roto-Rooter revenue decreased 11.1%.

The consolidated gross margin was 28.0% in the first quarter of 2014 as compared with 27.9% in the first quarter of 2013.  On a segment basis, VITAS’ gross margin was 21.1% in the first quarter of 2014 and 21.4% in the first quarter of 2013.  The Roto-Rooter segment’s gross margin was 46.4% for the first quarter of 2014 as compared with 46.3% for the first quarter of 2013.

Selling, general and administrative expenses (“SG&A”) comprise (in thousands):

	Three months ended March 31,
	2014	2013
SG&A expenses before the impact of market gains of deferred compensation plans,
long-term incentive compensation, and OIG investigation expenses	$53,388	$52,437
Long-term incentive compensation	373	612
Expenses related to OIG investigation	748	1,039
Impact of market value gains on liabilities held in deferred compensation
trusts	1,162	1,472
Total SG&A expenses	$55,671	$55,560

SG&A expenses before long-term incentive compensation, expenses related to OIG investigation and the impact of market gains of deferred compensation plans for the first quarter of 2014 were up 1.8% when compared to the first quarter of 2013 mainly as a result of normal salary increases.

Other income - net comprise (in thousands):

	Three months ended March 31,
	2014	2013
Market value gains on assets held in deferred
compensation trusts	$1,162	$1,472
Loss on disposal of property and equipment	(278)	(78)
Interest income - net	(50)	303
Other	(18)	9
Total other income - net	$816	$1,706

Our effective income tax rate was 38.9% in the first quarter of 2014 which is flat when compared to the first quarter of 2013.

Net income for both periods included the following after-tax items/adjustments that reduced or increased after-tax earnings (in thousands):

	Three months ended March 31,
	2014	2013
VITAS
Expenses related to OIG investigation	$(464)	$(644)
Expenses related to litigation settlements	(70)	-
Acquisition expenses	(1)	-
Roto-Rooter
Expenses related to litigation settlements	(117)	(86)
Expenses of severance arrangements	-	(184)
Corporate
Noncash impact of change in accounting for convertible debt	(1,429)	(1,323)
Stock option expense	(822)	(943)
Long-term incentive compensation	(236)	(387)
Loss on extinguishment of debt	-	(294)
Expenses related to securities litigation	-	(1)
Total	$(3,139)	$(3,862)

Three months ended March 31, 2014 versus 2013 - Segment Results

The change in after-tax earnings for the first quarter of 2014 versus the first quarter of 2013 is due to (in thousands):

	Increase/(Decrease)
	Amount	Percent
VITAS	$(1,983)	(9.8)
Roto-Rooter	409	4.2
Corporate	(130)	(1.7)
	$(1,704)	(7.6)

CHEMED CORPORATION AND SUBSIDIARY COMPANIES
CONSOLIDATING STATEMENT OF INCOME
FOR THE THREE MONTHS ENDED MARCH 31, 2014
(in thousands)(unaudited)

				Chemed
	VITAS	Roto-Rooter	Corporate	Consolidated
2014 (a)
Service revenues and sales	$260,412	$97,888	$-	$358,300
Cost of services provided and goods sold	205,392	52,427	-	257,819
Selling, general and administrative expenses	21,714	27,181	6,776	55,671
Depreciation	4,614	2,399	136	7,149
Amortization	419	145	445	1,009
Total costs and expenses	232,139	82,152	7,357	321,648
Income/(loss) from operations	28,273	15,736	(7,357)	36,652
Interest expense	(56)	(97)	(3,662)	(3,815)
Intercompany interest income/(expense)	1,344	649	(1,993)	-
Other income/(expense)—net	(293)	(59)	1,168	816
Income/(expense) before income taxes	29,268	16,229	(11,844)	33,653
Income taxes	(11,109)	(6,196)	4,226	(13,079)
Net income/(loss)	$18,159	$10,033	$(7,618)	$20,574

(a) The following amounts are included in net income (in thousands):
				Chemed
	VITAS	Roto-Rooter	Corporate	Consolidated
Pretax benefit/(cost):
Stock option expense	$-	$-	$(1,309)	$(1,309)
Noncash impact of accounting for convertible debt	-	-	(2,259)	(2,259)
Long-term incentive compensation	-	-	(373)	(373)
Expenses related to litigation settlements	(113)	(193)	-	(306)
Acquisition expenses	(1)	-	-	(1)
Expenses related to OIG investigation	(748)	-	-	(748)
Total	$(862)	$(193)	$(3,941)	$(4,996)

				Chemed
	VITAS	Roto-Rooter	Corporate	Consolidated
After-tax benefit/(cost):
Stock option expense	$-	$-	$(822)	$(822)
Noncash impact of accounting for convertible debt	-	-	(1,429)	(1,429)
Long-term incentive compensation	-	-	(236)	(236)
Expenses related to litigation settlements	(70)	(117)	-	(187)
Acquisition expenses	(1)	-	-	(1)
Expenses related to OIG investigation	(464)	-	-	(464)
Total	$(535)	$(117)	$(2,487)	$(3,139)

CHEMED CORPORATION AND SUBSIDIARY COMPANIES
CONSOLIDATING STATEMENT OF INCOME
FOR THE THREE MONTHS ENDED MARCH 31, 2013
(in thousands)(unaudited)

				Chemed
	VITAS	Roto-Rooter	Corporate	Consolidated
2013 (a)
Service revenues and sales	$271,326	$95,315	$-	$366,641
Cost of services provided and goods sold	213,160	51,147	-	264,307
Selling, general and administrative expenses	21,604	26,662	7,294	55,560
Depreciation	4,514	2,147	134	6,795
Amortization	491	154	482	1,127
Total costs and expenses	239,769	80,110	7,910	327,789
Income/(loss) from operations	31,557	15,205	(7,910)	38,852
Interest expense	(46)	(59)	(3,989)	(4,094)
Intercompany interest income/(expense)	843	428	(1,271)	-
Other income/(expense)—net	221	(1)	1,486	1,706
Income/(expense) before income taxes	32,575	15,573	(11,684)	36,464
Income taxes	(12,433)	(5,949)	4,196	(14,186)
Net income/(loss)	$20,142	$9,624	$(7,488)	$22,278

(a) The following amounts are included in net income (in thousands):
				Chemed
	VITAS	Roto-Rooter	Corporate	Consolidated
Pretax benefit/(cost):
Stock option expense	$-	$-	$(1,491)	$(1,491)
Noncash impact of accounting for convertible debt	-	-	(2,091)	(2,091)
Long-term incentive compensation	-	-	(612)	(612)
Expenses of severance arrangements	-	(302)	-	(302)
Loss on extinguishment of debt	-	-	(465)	(465)
Expenses related to litigation settlement	-	(141)	-	(141)
Expenses related to securities litigation	-	-	(2)	(2)
Acquisition expenses	(1)	-	-	(1)
Expenses of OIG investigation	(1,039)	-	-	(1,039)
Total	$(1,040)	$(443)	$(4,661)	$(6,144)

				Chemed
	VITAS	Roto-Rooter	Corporate	Consolidated
After-tax benefit/(cost):
Stock option expense	$-	$-	$(943)	$(943)
Noncash impact of accounting for convertible debt	-	-	(1,323)	(1,323)
Long-term incentive compensation	-	-	(387)	(387)
Expenses of severance arrangements	-	(184)	-	(184)
Loss on extinguishment of debt	-	-	(294)	(294)
Expenses related to litigation settlements	-	(86)	-	(86)
Expenses related to securities litigation	-	-	(1)	(1)
Expenses of OIG investigation	(644)	-	-	(644)
Total	$(644)	$(270)	$(2,948)	$(3,862)

Consolidating Summary and Reconciliation of Adjusted EBITDA

Chemed Corporation and Subsidiary Companies
(in thousands)				Chemed
For the three months ended March 31, 2014	VITAS	Roto-Rooter	Corporate	Consolidated

Net income/(loss)	$18,159	$10,033	$(7,618)	$20,574
Add/(deduct):
Interest expense	56	97	3,662	3,815
Income taxes	11,109	6,196	(4,226)	13,079
Depreciation	4,614	2,399	136	7,149
Amortization	419	145	445	1,009
EBITDA	34,357	18,870	(7,601)	45,626
Add/(deduct):
Intercompany interest expense/(income)	(1,344)	(649)	1,993	-
Interest income	64	(8)	(6)	50
Expenses related to OIG investigation	748	-	-	748
Acquisition expenses	1	-	-	1
Expenses related to litigation settlements	113	193	-	306
Advertising cost adjustment	-	(741)	-	(741)
Stock option expense	-	-	1,309	1,309
Long-term incentive compensation	-	-	373	373
Adjusted EBITDA	$33,939	$17,665	$(3,932)	$47,672

				Chemed
For the three months ended March 31, 2013	VITAS	Roto-Rooter	Corporate	Consolidated

Net income/(loss)	$20,142	$9,624	$(7,488)	$22,278
Add/(deduct):
Interest expense	46	59	3,989	4,094
Income taxes	12,433	5,949	(4,196)	14,186
Depreciation	4,514	2,147	134	6,795
Amortization	491	154	482	1,127
EBITDA	37,626	17,933	(7,079)	48,480
Add/(deduct):
Intercompany interest expense/(income)	(843)	(428)	1,271	-
Interest income	(246)	(42)	(15)	(303)
Expenses related to OIG investigation	1,039	-	-	1,039
Acquisition expenses	1	-	-	1
Expenses of severance arrangements	-	302	-	302
Advertising cost adjustment	-	(469)	-	(469)
Expenses related to litigation settlements	-	141	-	141
Long-term incentive compensation	-	-	612	612
Stock option expense	-	-	1,491	1,491
Expenses related to securities litigation	-	-	2	2
Adjusted EBITDA	$37,577	$17,437	$(3,718)	$51,296

CHEMED CORPORATION AND SUBSIDIARY COMPANIES
RECONCILIATION OF ADJUSTED NET INCOME
(in thousands, except per share data)(unaudited)

	Three Months Ended March 31,
	2014	2013
Net income as reported	$20,574	$22,278

Add/(deduct) after-tax cost of:
Additional interest expense resulting from the change in accounting
for the conversion feature of the convertible notes	1,429	1,323
Stock option expense	822	943
Expenses of OIG investigation	464	644
Long-term incentive compensation	236	387
Expenses related to litigation settlements	187	86
Acquisition expenses	1	-
Loss on extinguishment of debt	-	294
Expenses of severance arrangements	-	184
Expenses related to securities litigation	-	1
Adjusted net income	$23,713	$26,140

Diluted Earnings Per Share As Reported
Net income	$1.12	$1.17
Average number of shares outstanding	18,305	19,000

Adjusted Diluted Earnings Per Share
Adjusted net income	$1.32	$1.38
Adjusted average number of shares outstanding*	18,019	19,000

* Adjusted diluted average shares outstanding exludes the estimated dilutive impact of the Convertible Notes (285,000 share for the first quarter of 2014) as this impact will be offset entirely by the Convertible Note Hedges when such conversion occurs in the second quarter of 2014.

CHEMED CORPORATION AND SUBSIDIARY COMPANIES
OPERATING STATISTICS FOR VITAS SEGMENT
(unaudited)

	Three Months Ended March 31,
OPERATING STATISTICS	2014	2013
Net revenue ($000)
Homecare	$195,397	$196,660
Inpatient	25,993	28,468
Continuous care	38,175	45,325
Total before Medicare cap allowance	$259,565	$270,453
Medicare cap allowance	847	873
Total	$260,412	$271,326
Net revenue as a percent of total
before Medicare cap allowance
Homecare	75.3%	72.7%
Inpatient	10.0	10.5
Continuous care	14.7	16.8
Total before Medicare cap allowance	100.0	100.0
Medicare cap allowance	0.3	0.3
Total	100.3%	100.3%
Average daily census (days)
Homecare	10,476	10,354
Nursing home	2,828	2,929
Routine homecare	13,304	13,283
Inpatient	437	468
Continuous care	576	681
Total	14,317	14,432

Total Admissions	16,353	17,137
Total Discharges	16,002	16,843
Average length of stay (days)	81.1	77.4
Median length of stay (days)	14.0	13.0
ADC by major diagnosis
Neurological	39.2%	33.2%
Cancer	17.3	16.9
Cardio	14.7	11.2
Respiratory	3.3	6.9
Other	25.5	31.8
Total	100.0%	100.0%
Admissions by major diagnosis
Neurological	21.8	19.2%
Cancer	32.4	30.8
Cardio	13.8	11.6
Respiratory	9.9	9.6
Other	22.1	28.8
Total	100.0%	100.0%
Direct patient care margins
Routine homecare	52.8%	51.9%
Inpatient	4.2	10.9
Continuous care	16.6	17.7
Homecare margin drivers (dollars per patient day)
Labor costs	$55.44	$57.18
Drug costs	7.24	7.57
Home medical equipment	6.61	6.85
Medical supplies	3.22	2.92
Inpatient margin drivers (dollars per patient day)
Labor costs	$349.71	$320.67
Continuous care margin drivers (dollars per patient day)
Labor costs	$593.77	$587.73
Bad debt expense as a percent of revenues	1.0%	0.8%
Accounts receivable --
Days of revenue outstanding- excluding unapplied Medicare payments	42.7	39.0
Days of revenue outstanding- including unapplied Medicare payments	33.8	29.6

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

Item 3.    Quantitative and Qualitative Disclosures about Market Risk
Our primary market risk exposure relates to interest rate risk exposure through variable interest rate borrowings.  At March 31, 2014, we had no variable rate debt outstanding.  At March 31, 2014, the fair value of the Notes approximates $209.2 million which have a face value of $187.0 million.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Item 2(c). Purchases of Equity Securities by Issuer and Affiliated Purchasers

The following table shows the activity related to our share repurchase program for the first three months of 2014:

	Total Number	Weighted Average	Cumulative Shares	Dollar Amount
	of Shares	Price Paid Per	Repurchased Under	Remaining Under
	Repurchased	Share	the Program	The Program

February 2011 Program
January 1 through January 31, 2014	-	$-	4,891,885	$21,828,041
February 1 through February 28, 2014	132,934	82.50	5,024,819	110,860,736
March 1 through March 31, 2014	250,000	88.06	5,274,819	$88,845,624

First Quarter Total	382,934	$86.13

On February 21, 2014, our Board of Directors authorized an additional $100 million under the February 2011 Repurchase Program.

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

Chemed Corporation
(Registrant)

Dated:	May 2, 2014	By:	/s/ Kevin J. McNamara
Kevin J. McNamara
(President and Chief Executive Officer)

Dated:	May 2, 2014	By:	/s/ David P. Williams
David P. Williams
(Executive Vice President and Chief Financial Officer)

Dated:	May 2, 2014	By:	/s/ Arthur V. Tucker, Jr.
Arthur V. Tucker, Jr.
(Vice President and Controller)