Form 10-Q
period 2014-06-30
CHEMED CORP
filed 2014-07-30
CIK 19584

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)

☒    Quarterly Report Under Section 13 or 15 (d) of the Securities Exchange Act of 1934 For the Quarterly Period Ended June 30, 2014

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
Large accelerated filer	☒	Accelerated filer	☐	Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes	☐	No	☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Amount	Date

Capital Stock $1 Par Value	17,287,284 Shares	June 30, 2014

CHEMED CORPORATION AND
SUBSIDIARY COMPANIES

Index

Page No.
PART I. FINANCIAL INFORMATION:
Item 1. Financial Statements
Unaudited Consolidated Balance Sheet -
June 30, 2014 and December 31, 2013	3

Unaudited Consolidated Statement of Income -
Three and six months ended June 30, 2014 and 2013	4

Unaudited Consolidated Statement of Cash Flows -
Six months ended June 30, 2014 and 2013	5

Notes to Unaudited Consolidated Financial Statements	6

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	15

Item 3. Quantitative and Qualitative Disclosures about Market Risk	31

Item 4. Controls and Procedures	31

PART II. OTHER INFORMATION
Item 1. Legal Proceedings	31

Item 1A. Risk Factors	31

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	32

Item 3. Defaults Upon Senior Securities	32

Item 4. Mine Safety Disclosures	32

Item 5. Other Information	32

Item 6. Exhibits	33
EX – 31.1
EX – 31.2
EX – 31.3
EX – 32.1
EX – 32.2
EX – 32.3
EX – 101.INS
EX – 101.SCH
EX – 101.CAL
EX – 101.DEF
EX – 101.LAB
EX – 101.PRE

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
CHEMED CORPORATION AND SUBSIDIARY COMPANIES
UNAUDITED CONSOLIDATED BALANCE SHEET
(in thousands, except share and per share data)

	June 30, 2014	December 31, 2013
ASSETS
Current assets
Cash and cash equivalents	$27,913	$84,418
Accounts receivable less allowances of $13,997 (2013 - $12,590)	92,152	91,770
Inventories	6,856	6,703
Current deferred income taxes	13,459	20,257
Prepaid income taxes	4,001	3,690
Prepaid expenses	21,119	17,818
Total current assets	165,500	224,656
Investments of deferred compensation plans	47,314	42,465
Properties and equipment, at cost, less accumulated depreciation of $188,462 (2013 - $180,550)	97,206	92,955
Identifiable intangible assets less accumulated amortization of $32,513 (2013 - $32,055)	56,288	56,556
Goodwill	466,867	466,871
Other assets	8,420	10,198
Total Assets	$841,595	$893,701

LIABILITIES
Current liabilities
Accounts payable	$35,013	$41,758
Current portion of long-term debt	5,000	183,564
Income taxes	6,029	111
Accrued insurance	40,164	41,859
Accrued compensation	42,527	48,323
Accrued legal	7,429	23,210
Other current liabilities	20,511	25,161
Total current liabilities	156,673	363,986
Deferred income taxes	27,270	27,301
Long-term debt	155,000	-
Deferred compensation liabilities	46,917	42,348
Other liabilities	11,251	11,176
Total Liabilities	397,111	444,811
Commitments and contingencies
STOCKHOLDERS' EQUITY
Capital stock - authorized 80,000,000 shares $1 par; issued 32,980,045 shares (2013 - 32,245,226 shares)	32,980	32,245
Paid-in capital	511,794	481,011
Retained earnings	724,295	686,114
Treasury stock - 15,791,322 shares (2013 - 14,660,427)	(826,802)	(752,634)
Deferred compensation payable in Company stock	2,217	2,154
Total Stockholders' Equity	444,484	448,890
Total Liabilities and Stockholders' Equity	$841,595	$893,701

See accompanying notes to unaudited consolidated financial statements.

CHEMED CORPORATION AND SUBSIDIARY COMPANIES
UNAUDITED CONSOLIDATED STATEMENT OF INCOME
(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Service revenues and sales	$360,182	$357,198	$718,482	$723,839
Cost of services provided and goods sold (excluding depreciation)	257,007	255,359	514,826	519,666
Selling, general and administrative expenses	53,649	53,107	109,320	108,667
Depreciation	7,272	6,899	14,421	13,694
Amortization	735	1,181	1,744	2,308
Other operating expenses	-	14,760	-	14,760
Total costs and expenses	318,663	331,306	640,311	659,095
Income from operations	41,519	25,892	78,171	64,744
Interest expense	(2,429)	(3,697)	(6,244)	(7,791)
Other income - net	756	1,696	1,572	3,402
Income before income taxes	39,846	23,891	73,499	60,355
Income taxes	(15,483)	(9,283)	(28,562)	(23,469)
Net income	$24,363	$14,608	$44,937	$36,886

Earnings Per Share
Net income	$1.41	$0.79	$2.59	$1.99
Average number of shares outstanding	17,236	18,606	17,374	18,564

Diluted Earnings Per Share
Net income	$1.36	$0.77	$2.48	$1.94
Average number of shares outstanding	17,880	18,966	18,097	18,980

Cash Dividends Per Share	$0.20	$0.18	$0.40	$0.36

See accompanying notes to unaudited consolidated financial statements.

CHEMED CORPORATION AND SUBSIDIARY COMPANIES
UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOWS
(in thousands)

	Six Months Ended June 30,
	2014	2013
Cash Flows from Operating Activities
Net income	$44,937	$36,886
Adjustments to reconcile net income to net cash provided
by operating activities:
Depreciation and amortization	16,165	16,002
Deferred income taxes	6,180	(5,375)
Provision for uncollectible accounts receivable	6,449	5,432
Amortization of discount on convertible notes	3,392	4,264
Stock option expense	2,453	3,103
Amortization of debt issuance costs	564	1,097
Noncash long-term incentive compensation	986	1,106
Changes in operating assets and liabilities, excluding
amounts acquired in business combinations:
Decrease/(increase) in accounts receivable	(6,782)	11,745
Decrease/(increase) in inventories	(153)	902
Increase in prepaid expenses	(3,301)	(2,017)
Increase/(decrease) in accounts payable and other current liabilities	(33,584)	14,721
Increase/(decrease) in income taxes	7,224	(409)
Increase in other assets	(2,748)	(4,914)
Increase in other liabilities	4,644	4,401
Excess tax benefit on share-based compensation	(1,866)	(2,478)
Other sources	553	200
Net cash provided by operating activities	45,113	84,666
Cash Flows from Investing Activities
Capital expenditures	(19,454)	(12,200)
Business combinations, net of cash acquired	(250)	(1,501)
Other sources	192	101
Net cash used by investing activities	(19,512)	(13,600)
Cash Flows from Financing Activities
Repayment of convertible notes	(186,956)	-
Proceeds from issuance of term loan	100,000	-
Proceeds from revolving line of credit	245,500	-
Payments on revolving line of credit	(185,500)	-
Purchases of treasury stock	(58,493)	(18,448)
Dividends paid	(6,757)	(6,775)
Capital stock surrendered to pay taxes on stock-based compensation	(3,543)	(4,269)
Retirement of warrants	(2,645)	-
Proceeds from exercise of stock options	16,092	12,558
Excess tax benefit on share-based compensation	1,866	2,478
Decrease in cash overdrafts payable	(479)	(11,608)
Debt issuance costs	(939)	(1,104)
Other uses	(252)	(382)
Net cash used by financing activities	(82,106)	(27,550)
Increase/(Decrease) in Cash and Cash Equivalents	(56,505)	43,516
Cash and cash equivalents at beginning of year	84,418	69,531
Cash and cash equivalents at end of period	$27,913	$113,047

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

During the three and six month periods ended June 30, 2014, we reversed Medicare cap liability for amounts recorded in the fourth of 2013 for two programs’ projected 2014 measurement period liability.  We reversed these amounts as improving admissions trends in these programs indicate that the liability had been eliminated for one program and partially eliminated for the other program.  During the second quarter of 2014 this reversal was partially offset by a $406,000 Medicare cap liability for one program’s projected 2014 measurement period liability.

During the second quarter of 2014, we received notice from a third party intermediary for amounts accrued related to the 2013 measurement period. As a result we repaid $3.4 million.

Shown below is the Medicare cap liability activity for the fiscal periods ended (in thousands):

	June 30,
	2014	2013
Beginning balance January 1,	$8,260	$1,261
2014 measurement period	(704)	-
2013 measurement period	-	(18)
Payments	(3,439)	-
Ending balance June 30,	$4,117	$1,243

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

Three months ended June 30,		Six months ended June 30,
2014	2013	2014	2013
$1,931	$1,955	$3,630	$3,884

3.   Segments

Service revenues and sales and after-tax earnings by business segment are as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Service Revenues and Sales
VITAS	$264,026	$263,568	$524,438	$534,895
Roto-Rooter	96,156	93,630	194,044	188,944
Total	$360,182	$357,198	$718,482	$723,839

After-tax Earnings
VITAS	$20,892	$20,485	$39,051	$40,628
Roto-Rooter	10,719	1,414	20,751	11,038
Total	31,611	21,899	59,802	51,666
Corporate	(7,248)	(7,291)	(14,865)	(14,780)
Net income	$24,363	$14,608	$44,937	$36,886

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

4.  Earnings per Share

Earnings per share (“EPS”) are computed using the weighted average number of shares of capital stock outstanding.  Earnings and diluted earnings per share are computed as follows (in thousands, except per share data):

		Net Income
For the Three Months Ended June 30,		Income	Shares	Earnings per Share
2014
	Earnings	$24,363	17,236	$1.41
	Dilutive stock options	-	376
	Nonvested stock awards	-	147
	Conversion of Notes	-	121
	Diluted earnings	$24,363	17,880	$1.36

2013
	Earnings	$14,608	18,606	$0.79
	Dilutive stock options	-	267
	Nonvested stock awards	-	93
	Diluted earnings	$14,608	18,966	$0.77

		Net Income
For the Six Months Ended June 30,		Income	Shares	Earnings per Share
2014
	Earnings	$44,937	17,374	$2.59
	Dilutive stock options	-	374
	Nonvested stock awards	-	147
	Conversion of Notes	-	202
	Diluted earnings	$44,937	18,097	$2.48

2013
	Earnings	$36,886	18,564	$1.99
	Dilutive stock options	-	316
	Nonvested stock awards	-	100
	Diluted earnings	$36,886	18,980	$1.94

For the three and six-month periods ended June 30, 2014, no stock options were excluded from the computation of diluted earnings per share because they would have been anti-dilutive. For the three and six-month periods ended June 30, 2013, 31,000 stock options were excluded from the computation of diluted earnings per share.

Diluted earnings per share was impacted by the issuance of 249,000 shares of capital stock under the conversion feature of our 1.875% Senior Convertible Notes (the “Notes”) on May 15, 2014.  Assuming these shares were issued April 1, 2014 increases average diluted shares outstanding for the second quarter of 2014 by 121,000 shares.  Similarly, the dilutive impact of this conversion feature for the first six months of 2014 was 202,000 shares.

5.   Long-Term Debt

On May 15, 2014, we retired our Senior Convertible Notes (the “Notes”) outstanding.  We paid the $187.0 million of principal outstanding using a combination of cash on-hand and our existing revolving credit facility.  In addition, we issued 249,000 Chemed shares in conjunction with the conversion feature of the Notes.  At the time we issued the Notes, we also entered into a purchased call transaction to offset any potential economic dilution resulting from the conversion feature in the Notes.  As a result, we received 266,000 Chemed shares from the exercise of the purchased call transaction.  The issuance of shares under the conversion feature of the Notes, as well as the receipt of shares from the purchased call transaction were recorded as adjustments to paid in capital during the quarter ended June 30, 2014.

At the time we issued the Notes, we also sold warrants for the right to purchase approximately 2,477,000 Chemed shares in the future.  During the quarter ended June 30, 2014, we settled these warrants with one counterparty representing half of the total warrants issued for $2.6 million.  The amount paid was recorded as an adjustment to paid in capital.   The remaining half of the sold warrants remain outstanding and mature ratably from August 15 through December 15, 2014.   If our average stock price per share exceeds $102.20, these warrants will be dilutive on our outstanding share count.

On June 30, 2014, we replaced our existing credit agreement with the Third Amended and Restated Credit Agreement (“2014 Credit Agreement”).  Terms of the 2014 Credit Agreement consist of a five-year, $350 million revolving credit facility and a $100 million term loan.  The 2014 Credit Agreement currently has a floating interest rate that is currently LIBOR plus 125 basis points.

The debt outstanding consists of the following:

Revolver	$60,000,000
Term loan	100,000,000
Total	160,000,000
Current portion of term loan	(5,000,000)
Long-term debt	$155,000,000

Scheduled principal payments of the term loan are as follows:

2014	$2,500,000
2015	6,250,000
2016	7,500,000
2017	8,750,000
2018	10,000,000
2019	65,000,000
$100,000,000

Debt issuance costs associated with the existing credit agreement were not written-off as the lenders and their relative percentage participation in the facility did not change. With respect to the 2014 Credit Agreement, deferred financing costs were $0.9 million.  The 2014 Credit Agreement contains the following quarterly financial covenants:

Description	Requirement

Leverage Ratio (Consolidated Indebtedness/Consolidated Adj. EBITDA)	< 3.50 to 1.00

Fixed Charge Coverage Ratio (Consolidated Free Cash Flow/Consolidated Fixed Charges)	> 1.50 to 1.00

Annual Operating Lease Commitment	< $50.0 million

We are in compliance with all debt covenants as of June 30, 2014. We have issued $36.9 million in standby letters of credit as of June 30, 2014 for insurance purposes.  Issued letters of credit reduce our available credit under the 2014 Credit Agreement.  As of June 30, 2014, we have approximately $253.1 million of unused lines of credit available and eligible to be drawn down under our revolving credit facility.

6.   Other Income – Net

Other income -- net comprises the following (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Market value gains on assets held in deferred
compensation trust	$650	$1,063	$1,812	$2,535
Loss on disposal of property and equipment	(48)	(1)	(326)	(79)
Interest income - net	58	670	8	973
Other - net	96	(36)	78	(27)
Total other income - net	$756	$1,696	$1,572	$3,402

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

8.   Independent Contractor Operations

The Roto-Rooter segment sublicenses with 68 independent contractors to operate certain plumbing repair and drain cleaning businesses in lesser-populated areas of the United States and Canada.  We had notes receivable from our independent contractors as of June 30, 2014 totaling $1.5 million (December 31, 2013 - $1.5 million).  In most cases these loans are fully or partially secured by equipment owned by the contractor.  The interest rates on the loans range from 0% to 8% per annum and the remaining terms of the loans range from 2 months to 5 years at June 30, 2014.  We recorded the following from our independent contractors (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Revenues	$9,190	$8,154	$18,213	$16,364
Pretax profits	5,235	4,513	10,395	8,771

9.   Retirement Plans

All of the Company’s plans that provide retirement and similar benefits are defined contribution plans.  These expenses include the impact of market gains and losses on assets held in deferred compensation plans.  Expenses for the Company’s pension and profit-sharing plans, excess benefit plans and other similar plans are as follows (in thousands):

Three months ended June 30,		Six months ended June 30,
2014	2013	2014	2013
$3,324	$3,402	$7,222	$7,698

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

Regulatory Matters and Litigation
On January 12, 2012, a putative class action lawsuit was filed in the U.S. District Court for the Southern District of Ohio against the Company, Kevin McNamara, David Williams, and Timothy O’Toole, In re Chemed Corp. Securities Litigation, Civil Action No. 1:12-cv-28 (S.D. Ohio).  On June 18, 2012, an amended complaint was filed alleging violation of Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 against all Defendants, and violation of Section 20(a) of the Securities Exchange Act of 1934 against Messrs. McNamara, Williams, and O’Toole.  The suit’s allegations concerned the VITAS hospice segment of the Company’s business.  Plaintiffs sought, on behalf of a putative class of purchasers of Chemed Capital Stock, compensatory damages in an unspecified amount and attorneys’ fees and expenses, arising from Defendants’ alleged failure to disclose an alleged fraudulent scheme at VITAS to enroll ineligible hospice patients and to fraudulently obtain payments from the federal government.  Defendants filed motions to dismiss the amended complaint on August 17, 2012, which were pending when the parties reached an agreement to settle the action.  On June 7, 2013, following the filing of U.S. v. VITAS, discussed below, Plaintiffs filed a motion for leave to file a second amended complaint.  Defendants opposed this motion.  On September 16, 2013, Plaintiffs executed a Settlement Term Sheet with Defendants, reaching an agreement in principle to settle this case subject to Court approval.  On February 6, 2014, Plaintiffs, on behalf of a putative class of purchasers of Chemed Capital Stock between February 15, 2010 and May 2, 2013, inclusive, executed a stipulation of settlement with defendants, agreeing to settle this case in full and with prejudice, and to provide Defendants with full releases of all claims that are or could have been asserted by Plaintiffs in exchange for payment of $6.0 million by our insurer into a settlement fund for the benefit of the putative settlement class (“Settlement”).  The Settlement has been recorded as accrued legal and offsetting prepaid expenses in the accompanying Consolidated Balance Sheet. This Settlement received preliminary Court approval on March 27, 2014 and was approved on July 15, 2014, resulting in the dismissal of the case.  Defendants agreed to enter into this Settlement in order to eliminate the burden, expense and distraction of further litigation.

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

On September 25, 2013, the Court granted a joint motion by the government, the relators, and VITAS to consolidate the Spottiswood,  Urick, and  Gonzales complaints with the 2013 Action.  As a result, the First Amended Complaint will govern the consolidated federal claims brought by the United States and the relators for all purposes.  The relators and VITAS have stipulated that certain non-intervened claims will not be pursued by the relators.  The Spottiswood relator filed an action under the Illinois False Claims Act, The State of Illinois ex rel. Laura Spottiswood v. Chemed Corporation, et al., No. 14 L 2786 in the Circuit Court of Cook County, Illinois on March 6, 2014.  The Court granted the parties’ joint motion to place this case on its stay calendar, pending resolution of the 2013 Action.

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

The net costs incurred related to U.S. v. Vitas and related regulatory matters were $410,000 and $1.0 million for the three months ended June 30, 2014 and 2013, respectively.  For the six months ended June 30, 2014 and 2013, the net costs were $1.2 million and $2.0 million respectively.

In November 2013, two shareholder derivative lawsuits were filed against the Company’s current and former directors, as well as certain of its officers, both of which are covered by the Company’s commercial insurance.  On November 6, 2013, KBC Asset Management NV filed suit in the United States District Court for the District of Delaware, KBC Asset Management NV, derivatively on behalf of Chemed Corp. v. McNamara, et al., No. 13 Civ. 1854 (LPS) (D. Del.).  It sued Kevin McNamara, Joel Gemunder, Patrick Grace, Thomas Hutton, Walter Krebs, Andrea Lindell, Thomas Rice, Donald Saunders, Arthur Tucker, Jr., George Walsh III, Frank Wood, Timothy O’Toole, David Williams and Ernest Mrozek, together with the Company as nominal defendant.  Plaintiff alleges that since at least 2004, Chemed, through VITAS, has submitted or caused the submission of false claims to Medicare.  The suit alleges a claim for breach of fiduciary duty against the individual defendants, and seeks (a) a declaration that the individual defendants breached their fiduciary duties to the Company; (b) an order requiring those defendants to pay compensatory damages, restitution and exemplary damages, in unspecified amounts, to the Company; (c) an order directing the Company to implement new policies and procedures; and (d) costs and disbursements incurred in bringing the action, including attorneys’ fees.

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

On December 20, 2013, Plaintiff in the North action filed a motion before the Judicial Panel on Multidistrict Litigation seeking centralized treatment of her action and the KBC action in the U.S. District Court for the Southern District of Ohio.  Defendants in both cases, as well as Plaintiff KBC, opposed that motion, consistent with Chemed’s By-law 8.07, which requires all derivative suits brought in Chemed’s name to proceed in federal or state court in Delaware.  The MDL Panel denied the motion on April 2, 2014.  On January 29, 2014 Defendants filed motions to transfer North to Delaware under 28 U.S.C § 1404 and to stay the case until after resolution of that motion and the MDL motion.  Defendants have moved to dismiss the KBC complaint for failure to plead demand futility and for failure to state a claim.

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

11.   Concentration of Risk

VITAS has pharmacy services agreements ("Agreements") with Omnicare, Inc. and its subsidiaries (“OCR”) whereby OCR provides specified pharmacy services for VITAS and its hospice patients in geographical areas served by both VITAS and OCR.  The Agreements renew automatically for three-year terms.  Either party may cancel the Agreements at the end of any term by giving 30 days prior written notice.  VITAS made purchases from OCR of $8.8 million and $9.9 million for the three months ended June 30, 2014 and 2013, respectively.  VITAS made purchases from OCR of $17.7 million and $19.5 million for the six months ended June 30, 2014 and 2013, respectively. For the three and six month periods ending June 30, 2014 and 2013, respectively, purchases from this vendor represent approximately 90% of all pharmacy services used by VITAS.

12.   Cash Overdrafts and Cash Equivalents

Included in accounts payable at June 30, 2014 is cash overdrafts payable of $327,000 (December 31, 2013 - $806,000).

From time to time throughout the year, we invest excess cash in money market funds with major commercial banks. We closely monitor the creditworthiness of the institutions with which we invest our overnight funds.  We had $59,000 in cash equivalents as of June 30, 2014.  There was $23.1 million in cash equivalents as of December 31, 2013.  The weighted average rate of return for our cash equivalents was 0.15% for June 30, 2014 and 0.08% for December 31, 2013.

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

The following shows the carrying value, fair value and the hierarchy for our financial instruments as of June 30, 2014 (in thousands):

		Fair Value Measure
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Mutual fund investments of deferred
compensation plans held in trust	$47,314	$47,314	$-	$-
Long-term debt	160,000	-	160,000	-

The following shows the carrying value, fair value and the hierarchy for our financial instruments as of December 31, 2013 (in thousands):

		Fair Value Measure
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Mutual fund investments of deferred
compensation plans held in trust	$42,465	$42,465	$-	$-
Long-term debt	183,564	193,032	-	-

For cash and cash equivalents, accounts receivable and accounts payable, the carrying amount is a reasonable estimate of fair value because of the liquidity and short-term nature of these instruments.

14.   Capital Stock Repurchase Plan Transactions

We repurchased the following capital stock for the three and six-months ended June 30, 2014 and 2013:

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013

Shares repurchased	300,000	280,701	682,934	280,701
Weighted average price per share	$85.04	$65.72	$85.65	$65.72

In February 2014, the Board of Directors authorized an additional $100 million for stock repurchase under Chemed’s existing share repurchase program. We currently have $63.3 million of authorization remaining under this share repurchase plan.

15.   Recent Accounting Statements

In May 2014, the FASB issued Accounting Standards Update “ASU No. 2014-09 – Revenue from Contracts with Customers” which provides additional guidance to clarify the principles for recognizing revenue.  The standard will also be used to develop a common revenue standard for removing inconsistencies and weaknesses, improve comparability, provide more useful information to users through improved disclosure requirements, and simplify the preparation of financial statements.  The guidance is effective for fiscal years beginning after December 15, 2016.  We are currently evaluating the impact of this ASU on our existing revenue recognition policies and disclosures.

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

The following is a summary of the key operating results (in thousands except per share amounts):

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Service revenues and sales	$360,182	$357,198	$718,482	$723,839
Net income	$24,363	$14,608	$44,937	$36,886
Diluted EPS	$1.36	$0.77	$2.48	$1.94
Adjusted net income	$26,580	$27,232	$50,293	$53,372
Adjusted diluted EPS	$1.50	$1.44	$2.81	$2.81
Adjusted EBITDA	$52,213	$52,943	$99,885	$104,239
Adjusted EBITDA as a % of revenue	14.5%	14.8%	13.9%	14.4%

Adjusted net income, adjusted diluted EPS, earnings before interest, taxes and depreciation and amortization (“EBITDA”) and Adjusted EBITDA are not measures derived in accordance with GAAP.  We use Adjusted Diluted EPS as a measure of earnings for our long-term incentive plan awards.  We provide non-GAAP measures to help readers evaluate our operating results, compare our operating performance with that of similar companies that have different capital structures and help evaluate our ability to meet future debt service, capital expenditure and working capital requirements.  Our non-GAAP measures should not be considered in isolation or as a substitute for comparable measures presented in accordance with GAAP.  A reconciliation of our non-GAAP measures are presented on pages 27-29.

For the three months ended June 30, 2014, the increase in consolidated service revenues and sales was driven by a 2.7% increase at Roto-Rooter and a 0.2% increase at VITAS.  The increase in service revenues at Roto-Rooter was driven by an increase in a combination of price and service/geographical mix shift offset by a decrease in job count. The remaining difference relates to increases in contractor revenue and increases in non-plumbing and non sewer and drain cleaning related revenues.  The increase in service revenues at VITAS was a result of Medicare reimbursement rates increasing 1.4%, offset by a 1.0% decrease in average daily census.  Consolidated net income increased 66.8% mainly as a result of a lawsuit settlement in 2013 at Roto-Rooter that did not repeat in 2014.   Diluted EPS increased 76.6% as a result of the increase in net income as well as a lower number of shares outstanding.  Adjusted EBITDA as a percent of revenue decreased 0.3%.   See page 30 for additional VITAS operating metrics.

For the six months ended June 30, 2014, the decrease in consolidated service revenues and sales was driven by a 2.7% increase at Roto-Rooter and a 2.0% decrease at VITAS.  The increase in service revenues at Roto-Rooter was driven by an increase in a combination of price, and service/geographical mix shift offset by a decrease in job count. The remaining difference relates to increases in contractor revenue and increases in non-plumbing and non sewer and drain cleaning related revenues.  The decrease in service revenues at VITAS was a result of Medicare reimbursement rates increasing 1.4%, offset by a 2.0% decrease as a result of sequestration, decreased ADC of 0.9%, and geographical and level of care mix shift.  Consolidated net income increased 21.8% mainly as a result of a lawsuit settlement in 2013 at Roto-Rooter that did not repeat in 2014 offset by lower revenue at VITAS.  Diluted EPS increased 27.8% as a result of the increase in net income as well as a lower number of shares outstanding.  Adjusted EBITDA as a percent of revenue decreased 0.5%. See page 30 for additional VITAS operating metrics.

On April 1, 2013, Medicare reduced hospice reimbursement rates 2.0%.  Effective October 1, 2013, Medicare increased the average hospice rate approximately 1.4% This effectively reduced Medicare hospice reimbursement 0.6% through the first quarter of 2014.  VITAS expects its full-year 2014 revenue growth, prior to Medicare cap, to be in the range of 1.0% to 2.0%.  Admissions in 2014 are estimated to increase 2.0%.  Adjusted EBITDA margin, prior to Medicare cap, is estimated to be 14.5% to 15.0%.  Medicare cap is estimated to be $3.7 million in 2014. Roto-Rooter expects full-year 2014 revenue growth of 3.0% to 4.0%.  The revenue estimate is a result of increased job pricing of approximately 2.0%. Adjusted EBITDA margin for 2014 is estimated in the range of 19.5% to 20.0%.  We anticipate that our operating income and cash flows will be sufficient to operate our businesses and meet any commitments for the foreseeable future.

Financial Condition
Liquidity and Capital Resources
Material changes in the balance sheet accounts from December 31, 2013 to June 30, 2014 include the following:

●	A $56.5 million decrease in cash due to purchases of treasury stock and a net payment of our long-term debt.
●	A $6.8 million decrease in current deferred income taxes mainly related to the payment of litigation settlements.
●	A $6.7 million decrease in accounts payable due to timing of payments.
●	A $23.6 million decrease in current portion and long-term debt as a result of the payment of outstanding debt using cash on-hand.
●	A $5.9 million increase in income taxes as a result of the timing of tax payments.
●	A $5.8 million decrease in accrued compensation related to the payment of incentive compensation in the first quarter.
●	A $15.8 million decrease in accrued legal due to the payment of litigation settlements.

Net cash provided by operating activities decreased $39.6 million primarily as a result of the decrease in accounts payable and other current liabilities.  Management continually evaluates cash utilization alternatives, including share repurchase, debt repurchase, acquisitions and increased dividends to determine the most beneficial use of available capital resources.

We have issued $36.9 million in standby letters of credit as of June 30, 2014, for insurance purposes.  Issued letters of credit reduce our available credit under the revolving credit agreement.  As of June 30, 2014, we have approximately $253.1 million of unused lines of credit available and eligible to be drawn down under our revolving credit facility. Management believes its liquidity and sources of capital are satisfactory for the Company’s needs in the foreseeable future.

Commitments and Contingencies
Collectively, the terms of our credit agreements require us to meet various financial covenants, to be tested quarterly.  We are in compliance with all financial and other debt covenants as of June 30, 2014 and anticipate remaining in compliance throughout 2014.

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

On January 12, 2012, a putative class action lawsuit was filed in the U.S. District Court for the Southern District of Ohio against the Company, Kevin McNamara, David Williams, and Timothy O’Toole, In re Chemed Corp. Securities Litigation, Civil Action No. 1:12-cv-28 (S.D. Ohio).  On June 18, 2012, an amended complaint was filed alleging violation of Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 against all Defendants, and violation of Section 20(a) of the Securities Exchange Act of 1934 against Messrs. McNamara, Williams, and O’Toole.  The suit’s allegations concerned the VITAS hospice segment of the Company’s business.  Plaintiffs sought, on behalf of a putative class of purchasers of Chemed Capital Stock, compensatory damages in an unspecified amount and attorneys’ fees and expenses, arising from Defendants’ alleged failure to disclose an alleged fraudulent scheme at VITAS to enroll ineligible hospice patients and to fraudulently obtain payments from the federal government.  Defendants filed motions to dismiss the amended complaint on August 17, 2012, which were pending when the parties reached an agreement to settle the action.  On June 7, 2013, following the filing of U.S. v. VITAS, discussed below, Plaintiffs filed a motion for leave to file a second amended complaint.  Defendants opposed this motion.  On September 16, 2013, Plaintiffs executed a Settlement Term Sheet with Defendants, reaching an agreement in principle to settle this case subject to Court approval.  On February 6, 2014, Plaintiffs, on behalf of a putative class of purchasers of Chemed Capital Stock between February 15, 2010 and May 2, 2013, inclusive, executed a stipulation of settlement with defendants, agreeing to settle this case in full and with prejudice, and to provide Defendants with full releases of all claims that are or could have been asserted by Plaintiffs in exchange for payment of $6.0 million by our insurer into a settlement fund for the benefit of the putative settlement class (“Settlement”).  The Settlement  has been recorded as accrued legal and offsetting prepaid expenses in the accompanying Consolidated Balance Sheet. This Settlement received preliminary Court approval on March 27, 2014 and was approved on July 15, 2014, resulting in dismissal of the case.  Defendants agreed to enter into this Settlement in order to eliminate the burden, expense and distraction of further litigation.

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

On September 25, 2013, the Court granted a joint motion by the government, the relators, and VITAS to consolidate the Spottiswood,  Urick, and  Gonzales complaints with the 2013 Action.  As a result, the First Amended Complaint will govern the consolidated federal claims brought by the United States and the relators for all purposes.  The relators and VITAS have stipulated that certain non-intervened claims will not be pursued by the relators.  The Spottiswood relator filed an action under the Illinois False Claims Act, The State of Illinois ex rel. Laura Spottiswood v. Chemed Corporation, et al., No. 14 L 2786 in the Circuit Court of Cook County, Illinois on March 6, 2014.  The Court granted the parties’ joint motion to place this case on its stay calendar, pending resolution of the 2013 Action.

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

The net costs incurred related to U.S. v. Vitas and related regulatory matters were $410,000 and $1.0 million for the three months ended June 30, 2014 and 2013, respectively.  For the six months ended June 30, 2014 and 2013, the net costs were $1.2 million and $2.0 million respectively.

In November 2013, two shareholder derivative lawsuits were filed against the Company’s current and former directors, as well as certain of its officers, both of which are covered by the Company’s commercial insurance.  On November 6, 2013, KBC Asset Management NV filed suit in the United States District Court for the District of Delaware, KBC Asset Management NV, derivatively on behalf of Chemed Corp. v. McNamara, et al., No. 13 Civ. 1854 (LPS) (D. Del.).  It sued Kevin McNamara, Joel Gemunder, Patrick Grace, Thomas Hutton, Walter Krebs, Andrea Lindell, Thomas Rice, Donald Saunders, Arthur Tucker, Jr., George Walsh III, Frank Wood, Timothy O’Toole, David Williams and Ernest Mrozek, together with the Company as nominal defendant.  Plaintiff alleges that since at least 2004, Chemed, through VITAS, has submitted or caused the submission of false claims to Medicare.  The suit alleges a claim for breach of fiduciary duty against the individual defendants, and seeks (a) a declaration that the individual defendants breached their fiduciary duties to the Company; (b) an order requiring those defendants to pay compensatory damages, restitution and exemplary damages, in unspecified amounts, to the Company; (c) an order directing the Company to implement new policies and procedures; and (d) costs and disbursements incurred in bringing the action, including attorneys’ fees.

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

On December 20, 2013, Plaintiff in the North action filed a motion before the Judicial Panel on Multidistrict Litigation seeking centralized treatment of her action and the KBC action in the U.S. District Court for the Southern District of Ohio.  Defendants in both cases, as well as Plaintiff KBC, opposed that motion, consistent with Chemed’s By-law 8.07, which requires all derivative suits brought in Chemed’s name to proceed in federal or state court in Delaware.  The MDL Panel denied the motion on April 2, 2014.  On January 29, 2014 Defendants filed motions to transfer North to Delaware under 28 U.S.C § 1404 and to stay the case until after resolution of that motion and the MDL motion. Defendants have moved to dismiss the KBC complaint for failure to plead demand futility and for failure to state a claim.

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

Results of Operations
Three months ended June 30, 2014 versus  2013 - Consolidated Results
Our service revenues and sales for the second quarter of 2014 increased 0.8% versus services and sales revenues for the second quarter of 2013.  Of this increase, $458,000 was attributable to VITAS and a $2.5 million increase at Roto-Rooter.  The following chart shows the components of those changes (in thousands):
	Increase/(Decrease)
	Amount	Percent
VITAS
Routine homecare	$145	0.1
Continuous care	(542)	(1.4)
General inpatient	143	0.6
Medicare cap	712	83.3
Roto-Rooter
Plumbing	49	0.1
Drain cleaning	(1,061)	(2.9)
Contractor operations	1,035	12.7
Other	2,503	41.5
Total	$2,984	0.8

The increase in VITAS’ revenues for the second quarter of 2014 versus the second quarter of 2013 was a combination of Medicare reimbursement rates increasing approximately 1.4%, offset by a 1.0% decline in ADC.  In the second quarter of 2014, VITAS recorded a net revenue reduction of $143,000 related to partially eliminating the Medicare cap billing limitation recorded in the fourth quarter of 2013 for one program offset by the recording of Medicare Cap liability for one program’s 2014 Medicare cap billing limitation.  The ADC decrease was driven by a 0.9% decrease in routine homecare, a decrease of 2.6% in continuous care and a decrease of 0.2% in general inpatient.  Over 90% of VITAS’ service revenues for the period were from Medicare and Medicaid.

The increase in plumbing revenues for the second quarter of 2014 versus 2013 is attributable to a 2.1% decrease in job count, offset by a 2.2% increase in a combination of price and service/geographical mix shift.  Drain cleaning revenues for the second quarter of 2014 versus 2013 reflect a 7.3% decrease in the number of jobs performed, offset by a 4.4% increase in a combination of price and service/geographical mix shift.  Contractor operations revenue increased 12.7% for the second quarter of 2014.  Other Roto-Rooter revenue increased 41.5% as a result of increases in other lines of business including franchise fees, product sales and other non plumbing service revenues.

The consolidated gross margin was 28.6% in the second quarter of 2014 as compared with 28.5% in the second quarter of 2013.  On a segment basis, VITAS’ gross margin was 22.0% in the second quarter of 2014 and 21.9% in the second quarter of 2013.  The Roto-Rooter segment’s gross margin was 46.8% for the second quarter of 2014 as compared with 47.1% for the second quarter of 2013.

Selling, general and administrative expenses (“SG&A”) comprise (in thousands):

	Three months ended June 30,
	2014	2013
SG&A expenses before the impact of market gains of deferred compensation plans,
long-term incentive compensation, and OIG investigation expenses	$51,976	$50,554
Long-term incentive compensation	613	494
Expenses related to OIG investigation	410	996
Impact of market value gains on liabilities held in deferred compensation
trusts	650	1,063
Total SG&A expenses	$53,649	$53,107

SG&A expenses before long-term incentive compensation, expenses related to OIG investigation and the impact of market gains of deferred compensation plans for the second quarter of 2014 were up 2.8% when compared to the second quarter of 2013 mainly as a result of normal salary increases.

Other operating expenses decreased $14.8 million in the second quarter of 2014 when compared to the second quarter of 2013 as a result of a lawsuit settlement at Roto-Rooter in 2013 that did not repeat in 2014.

Other income - net comprise (in thousands):

	Three months ended June 30,
	2014	2013
Market value gains on assets held in deferred
compensation trusts	$650	$1,063
Loss on disposal of property and equipment	(48)	(1)
Interest income - net	58	670
Other	96	(36)
Total other income - net	$756	$1,696

Our effective income tax rate was 38.9% in the second quarter of 2014 which is flat when compared to the second quarter of 2013.

Net income for both periods included the following after-tax items/adjustments that reduced or increased after-tax earnings (in thousands):

	Three months ended June 30,
	2014	2013
VITAS
Expenses related to OIG investigation	$(254)	$(618)
Acquisition expenses	-	(12)
Roto-Rooter
Litigation settlement	-	(8,967)
Expenses related to litigation settlements	(20)	(344)
Acquisition expenses	-	(1)
Corporate
Noncash impact of change in accounting for convertible debt	(714)	(1,348)
Stock option expense	(722)	(1,020)
Long-term incentive compensation	(388)	(313)
Expenses related to securities litigation	(119)	(1)
Total	$(2,217)	$(12,624)

Three months ended June 30, 2014 versus 2013 - Segment Results

The change in after-tax earnings for the second quarter of 2014 versus the second quarter of 2013 is due to (in thousands):

	Increase/(Decrease)
	Amount	Percent
VITAS	$407	2.0
Roto-Rooter	9,305	658.1
Corporate	43	0.6
	$9,755	66.8

Results of Operations
Six months ended June 30, 2014 versus  2013 - Consolidated Results
Our service revenues and sales for the first six months of 2014 decreased 0.7% versus services and sales revenues for the first six months of 2013.  Of this decrease, $10.5 million was attributable to VITAS offset by a $5.1 million increase at Roto-Rooter.  The following chart shows the components of those changes (in thousands):

	Increase/(Decrease)
	Amount	Percent
VITAS
Routine homecare	$(1,119)	(0.3)
Continuous care	(7,692)	(9.2)
General inpatient	(2,332)	(4.3)
Medicare cap	686	3,811.1
Roto-Rooter
Plumbing	2,691	3.1
Drain cleaning	(2,428)	(3.3)
Contractor operations	1,849	11.3
Other	2,988	24.0
Total	$(5,357)	(0.7)

The decrease in VITAS’ revenues for the first six months of 2014 versus the first six months of 2013 was a combination of Medicare reimbursement rates increasing approximately 1.4%, offset by a 2.0% decline due to sequestration (which was effective May 1, 2013), an ADC decrease of 0.9%, and geographical and level of care mix shift.  In the first six months of 2014, VITAS recorded a positive revenue adjustment of $704,000 related to eliminating the Medicare cap billing limitation recorded in the fourth quarter of 2013 for one program and partially eliminating the Medicare cap billing limitation in another program offset by the recording of Medicare cap billing limitation for one program’s liability for the 2014 Medicare cap year.  This compares with a $18,000 Medicare cap liability reversal recorded in the first six months of 2013.  The ADC decrease was driven by a 0.4% decrease in routine homecare, a decrease of 9.4% in continuous care and a decrease of 3.5% in general inpatient.  Over 90% of VITAS’ service revenues for the period were from Medicare and Medicaid.

The increase in plumbing revenues for the first six months of 2014 versus 2013 is attributable to a 3.4% increase in job count, offset by a 0.3% decrease in geographical and service mix shift.  Drain cleaning revenues for the first six months of 2014 versus 2013 reflect a 7.6% decrease in the number of jobs performed, offset by a 4.3% increase in a combination of price and geographical/service mix shift.  Contractor operations revenue increased 11.3% for the first six months of 2014.  Other Roto-Rooter revenue increased 24.0% as a result of increases in other lines of business including franchisee fees, product sales, and other non plumbing service revenues.

The consolidated gross margin was 28.3% in the first six months of 2014 as compared with 28.2% in the first six months of 2013.  On a segment basis, VITAS’ gross margin was 21.6% in the first six months of 2014 and 21.7% in the first six months of 2013.  The Roto-Rooter segment’s gross margin was 46.6% for the first six months of 2014 as compared with 46.7% for the first six months of 2013.

Selling, general and administrative expenses (“SG&A”) comprise (in thousands):

	Six months ended June 30,
	2014	2013
SG&A expenses before long-term incentive
compensation and the impact of market gains and
losses of deferred compensation plans	$105,364	$102,991
Long-term incentive compensation	986	1,106
Expenses related to OIG investigation	1,158	2,035
Impact of market value gains on liabilities held in
deferred compensation trusts	1,812	2,535
Total SG&A expenses	$109,320	$108,667

SG&A expenses before long-term incentive compensation, expenses related to OIG investigation and the impact of market gains of deferred compensation plans for the first six months of 2014 were up 2.3% when compared to the first six months of 2013 mainly as a result of normal salary increases.

Other operating expenses decreased $14.8 million in the first six months of 2014 when compared to the first six months of 2013 as a result of a lawsuit settlement at Roto-Rooter in 2013 that did not repeat in 2014.

Other income - net comprise (in thousands):

	Six months ended June 30,
	2014	2013
Market value gains on assets held in deferred
compensation trusts	$1,812	$2,535
Loss on disposal of property and equipment	(326)	(79)
Interest income	8	973
Other	78	(27)
Total other income - net	$1,572	$3,402

Our effective income tax rate was 38.9% in the first six months of 2014 which is flat when compared to the first six months of 2013.

Net income for both periods included the following after-tax items/adjustments that reduced or increased after-tax earnings (in thousands):

	Six Months Ended June 30,
	2014	2013
VITAS
Legal expenses of OIG investigation	$(718)	$(1,262)
Expenses related to litigation settlements	(70)	-
Acquisition expenses	(1)	(12)
Roto-Rooter
Litigation settlements	-	(8,967)
Expenses related to litigation settlements	(137)	(430)
Expenses of severance arrangements	-	(184)
Acquisition expenses	-	(1)
Corporate
Stock option expense	(1,544)	(1,963)
Noncash impact of change in accounting for convertible debt	(2,143)	(2,671)
Long-term incentive compensation	(624)	(700)
Expenses of securities litigation	(119)	(2)
Loss on extinguishment of debt	-	(294)
Total	$(5,356)	$(16,486)

Six months ended June 30, 2014 versus 2013 - Segment Results

The change in after-tax earnings for the first six months of 2014 versus the first six months of 2013 is due to (in thousands):

	Increase/(Decrease)
	Amount	Percent
VITAS	$(1,577)	(3.9)
Roto-Rooter	9,713	88.0
Corporate	(85)	0.6
	$8,051	21.8

CHEMED CORPORATION AND SUBSIDIARY COMPANIES
CONSOLIDATING STATEMENT OF INCOME
FOR THE THREE MONTHS ENDED JUNE 30, 2014
(in thousands)(unaudited)

				Chemed
	VITAS	Roto-Rooter	Corporate	Consolidated
2014 (a)
Service revenues and sales	$264,026	$96,156	$-	$360,182
Cost of services provided and goods sold	205,818	51,189	-	257,007
Selling, general and administrative expenses	21,002	25,705	6,942	53,649
Depreciation	4,564	2,561	147	7,272
Amortization	205	137	393	735
Total costs and expenses	231,589	79,592	7,482	318,663
Income/(loss) from operations	32,437	16,564	(7,482)	41,519
Interest expense	(57)	(111)	(2,261)	(2,429)
Intercompany interest income/(expense)	1,517	680	(2,197)	-
Other income/(expense)—net	(95)	198	653	756
Income/(expense) before income taxes	33,802	17,331	(11,287)	39,846
Income taxes	(12,910)	(6,612)	4,039	(15,483)
Net income/(loss)	$20,892	$10,719	$(7,248)	$24,363

(a) The following amounts are included in net income (in thousands):
				Chemed
	VITAS	Roto-Rooter	Corporate	Consolidated
Pretax benefit/(cost):
Stock option expense	$-	$-	$(1,144)	$(1,144)
Noncash impact of accounting for convertible debt	-	-	(1,130)	(1,130)
Long-term incentive compensation	-	-	(613)	(613)
Expenses related to litigation settlements	-	(32)	-	(32)
Expenses related to securities litigation	-	-	(189)	(189)
Expenses related to OIG investigation	(410)	-	-	(410)
Total	$(410)	$(32)	$(3,076)	$(3,518)

				Chemed
	VITAS	Roto-Rooter	Corporate	Consolidated
After-tax benefit/(cost):
Stock option expense	$-	$-	$(722)	$(722)
Noncash impact of accounting for convertible debt	-	-	(714)	(714)
Long-term incentive compensation	-	-	(388)	(388)
Expenses related to litigation settlements	-	(20)	-	(20)
Expenses related to securities litigation	-	-	(119)	(119)
Expenses related to OIG investigation	(254)	-	-	(254)
Total	$(254)	$(20)	$(1,943)	$(2,217)

CHEMED CORPORATION AND SUBSIDIARY COMPANIES
CONSOLIDATING STATEMENT OF INCOME
FOR THE THREE MONTHS ENDED JUNE 30, 2013
(in thousands)(unaudited)

				Chemed
	VITAS	Roto-Rooter	Corporate	Consolidated
2013 (a)
Service revenues and sales	$263,568	$93,630	$-	$357,198
Cost of services provided and goods sold	205,788	49,571	-	255,359
Selling, general and administrative expenses	21,063	25,230	6,814	53,107
Depreciation	4,520	2,246	133	6,899
Amortization	536	149	496	1,181
Other operating expenses	-	14,760	-	14,760
Total costs and expenses	231,907	91,956	7,443	331,306
Income/(loss) from operations	31,661	1,674	(7,443)	25,892
Interest expense	(51)	(97)	(3,549)	(3,697)
Intercompany interest income/(expense)	866	436	(1,302)	-
Other income/(expense)—net	585	34	1,077	1,696
Income/(expense) before income taxes	33,061	2,047	(11,217)	23,891
Income taxes	(12,576)	(633)	3,926	(9,283)
Net income/(loss)	$20,485	$1,414	$(7,291)	$14,608

(a) The following amounts are included in net income (in thousands):
				Chemed
	VITAS	Roto-Rooter	Corporate	Consolidated
Pretax benefit/(cost):
Stock option expense	$-	$-	$(1,612)	$(1,612)
Noncash impact of accounting for convertible debt	-	-	(2,132)	(2,132)
Long-term incentive compensation	-	-	(494)	(494)
Litigation settlement	-	(14,760)	-	(14,760)
Expenses related to litigation settlement	-	(567)	-	(567)
Expenses related to securities litigation	-	-	(1)	(1)
Acquisition expenses	(19)	(1)	-	(20)
Expenses of OIG investigation	(996)	-	-	(996)
Total	$(1,015)	$(15,328)	$(4,239)	$(20,582)

				Chemed
	VITAS	Roto-Rooter	Corporate	Consolidated
After-tax benefit/(cost):
Stock option expense	$-	$-	$(1,020)	$(1,020)
Noncash impact of accounting for convertible debt	-	-	(1,348)	(1,348)
Long-term incentive compensation	-	-	(313)	(313)
Litigation settlement	-	(8,967)	-	(8,967)
Expenses related to litigation settlements	-	(344)	-	(344)
Expenses related to securities litigation	-	-	(1)	(1)
Acquisition expenses	(12)	(1)	-	(13)
Expenses of OIG investigation	(618)	-	-	(618)
Total	$(630)	$(9,312)	$(2,682)	$(12,624)

CHEMED CORPORATION AND SUBSIDIARY COMPANIES
CONSOLIDATING STATEMENT OF INCOME
FOR THE SIX MONTHS ENDED JUNE 30, 2014
(in thousands)(unaudited)

				Chemed
	VITAS	Roto-Rooter	Corporate	Consolidated
2014 (a)
Service revenues and sales	$524,438	$194,044	$-	$718,482
Cost of services provided and goods sold	411,210	103,616	-	514,826
Selling, general and administrative expenses	42,716	52,887	13,717	109,320
Depreciation	9,178	4,961	282	14,421
Amortization	624	282	838	1,744
Total costs and expenses	463,728	161,746	14,837	640,311
Income/(loss) from operations	60,710	32,298	(14,837)	78,171
Interest expense	(112)	(208)	(5,924)	(6,244)
Intercompany interest income/(expense)	2,860	1,330	(4,190)	-
Other income/(expense)—net	(388)	139	1,821	1,572
Income/(expense) before income taxes	63,070	33,559	(23,130)	73,499
Income taxes	(24,019)	(12,808)	8,265	(28,562)
Net income/(loss)	$39,051	$20,751	$(14,865)	$44,937

(a) The following amounts are included in net income (in thousands):
				Chemed
	VITAS	Roto-Rooter	Corporate	Consolidated
Pretax benefit/(cost):
Stock option expense	$-	$-	$(2,453)	$(2,453)
Noncash impact of accounting for convertible debt	-	-	(3,389)	(3,389)
Long-term incentive compensation	-	-	(986)	(986)
Expenses related to litigation settlements	(113)	(225)	-	(338)
Expenses related to securities litigation	-	-	(189)	(189)
Acquisition expenses	(1)	-	-	(1)
Expenses related to OIG investigation	(1,158)	-	-	(1,158)
Total	$(1,272)	$(225)	$(7,017)	$(8,514)

				Chemed
	VITAS	Roto-Rooter	Corporate	Consolidated
After-tax benefit/(cost):
Stock option expense	$-	$-	$(1,544)	$(1,544)
Noncash impact of accounting for convertible debt	-	-	(2,143)	(2,143)
Long-term incentive compensation	-	-	(624)	(624)
Expenses related to litigation settlements	(70)	(137)	-	(207)
Expenses related to securities litigation	-	-	(119)	(119)
Acquisition expenses	(1)	-	-	(1)
Expenses related to OIG investigation	(718)	-	-	(718)
Total	$(789)	$(137)	$(4,430)	$(5,356)

CHEMED CORPORATION AND SUBSIDIARY COMPANIES
CONSOLIDATING STATEMENT OF INCOME
FOR THE SIX MONTHS ENDED JUNE 30, 2013
(in thousands)(unaudited)

				Chemed
	VITAS	Roto-Rooter	Corporate	Consolidated
2013 (a)
Service revenues and sales	$534,895	$188,944	$-	$723,839
Cost of services provided and goods sold	418,949	100,717	-	519,666
Selling, general and administrative expenses	42,667	51,892	14,108	108,667
Depreciation	9,033	4,394	267	13,694
Amortization	1,026	303	979	2,308
Other operating expenses	-	14,760	-	14,760
Total costs and expenses	471,675	172,066	15,354	659,095
Income/(loss) from operations	63,220	16,878	(15,354)	64,744
Interest expense	(97)	(156)	(7,538)	(7,791)
Intercompany interest income/(expense)	1,709	864	(2,573)	-
Other income/(expense)—net	805	34	2,563	3,402
Income/(expense) before income taxes	65,637	17,620	(22,902)	60,355
Income taxes	(25,009)	(6,582)	8,122	(23,469)
Net income/(loss)	$40,628	$11,038	$(14,780)	$36,886

(a) The following amounts are included in net income (in thousands):
				Chemed
	VITAS	Roto-Rooter	Corporate	Consolidated
Pretax benefit/(cost):
Stock option expense	$-	$-	$(3,103)	$(3,103)
Noncash impact of accounting for convertible debt	-	-	(4,223)	(4,223)
Long-term incentive compensation	-	-	(1,106)	(1,106)
Expenses of severance arrangements	-	(302)	-	(302)
Loss on extinguishment of debt	-	-	(465)	(465)
Litigation settlement	-	(14,760)	-	(14,760)
Expenses related to litigation settlements	-	(708)	-	(708)
Expenses related to securities litigation	-	-	(3)	(3)
Acquisition expenses	(20)	(1)	-	(21)
Expenses of OIG investigation	(2,035)	-	-	(2,035)
Total	$(2,055)	$(15,771)	$(8,900)	$(26,726)

				Chemed
	VITAS	Roto-Rooter	Corporate	Consolidated
After-tax benefit/(cost):
Stock option expense	$-	$-	$(1,963)	$(1,963)
Noncash impact of accounting for convertible debt	-	-	(2,671)	(2,671)
Long-term incentive compensation	-	-	(700)	(700)
Expenses of severance arrangements	-	(184)	-	(184)
Loss on extinguishment of debt	-	-	(294)	(294)
Litigation settlement	-	(8,967)	-	(8,967)
Expenses related to litigation settlements	-	(430)	-	(430)
Expenses related to securities litigation	-	-	(2)	(2)
Acquisition expenses	(12)	(1)	-	(13)
Expenses of OIG investigation	(1,262)	-	-	(1,262)
Total	$(1,274)	$(9,582)	$(5,630)	$(16,486)

Consolidating Summary and Reconciliation of Adjusted EBITDA

Chemed Corporation and Subsidiary Companies
(in thousands)				Chemed
For the three months ended June 30, 2014	VITAS	Roto-Rooter	Corporate	Consolidated

Net income/(loss)	$20,892	$10,719	$(7,248)	$24,363
Add/(deduct):
Interest expense	57	111	2,261	2,429
Income taxes	12,910	6,612	(4,039)	15,483
Depreciation	4,564	2,561	147	7,272
Amortization	205	137	393	735
EBITDA	38,628	20,140	(8,486)	50,282
Add/(deduct):
Intercompany interest expense/(income)	(1,517)	(680)	2,197	-
Interest income	(43)	(12)	(3)	(58)
Expenses related to OIG investigation	410	-	-	410
Expenses related to litigation settlements	-	32	-	32
Advertising cost adjustment	-	(399)	-	(399)
Stock option expense	-	-	1,144	1,144
Long-term incentive compensation	-	-	613	613
Expenses related to securities litigation	-	-	189	189
Adjusted EBITDA	$37,478	$19,081	$(4,346)	$52,213

				Chemed
For the three months ended June 30, 2013	VITAS	Roto-Rooter	Corporate	Consolidated

Net income/(loss)	$20,485	$1,414	$(7,291)	$14,608
Add/(deduct):
Interest expense	51	97	3,549	3,697
Income taxes	12,576	633	(3,926)	9,283
Depreciation	4,520	2,246	133	6,899
Amortization	536	149	496	1,181
EBITDA	38,168	4,539	(7,039)	35,668
Add/(deduct):
Intercompany interest expense/(income)	(866)	(436)	1,302	-
Interest income	(642)	(14)	(14)	(670)
Expenses related to OIG investigation	996	-	-	996
Acquisition expenses	19	1	-	20
Litigation settlement	-	14,760	-	14,760
Advertising cost adjustment	-	(505)	-	(505)
Expenses related to litigation settlements	-	567	-	567
Long-term incentive compensation	-	-	494	494
Stock option expense	-	-	1,612	1,612
Expenses of securities litigation	-	-	1	1
Adjusted EBITDA	$37,675	$18,912	$(3,644)	$52,943

Consolidating Summary and Reconciliation of Adjusted EBITDA

Chemed Corporation and Subsidiary Companies
(in thousands)				Chemed
For the six months ended June 30, 2014	VITAS	Roto-Rooter	Corporate	Consolidated

Net income/(loss)	$39,051	$20,751	$(14,865)	$44,937
Add/(deduct):
Interest expense	112	208	5,924	6,244
Income taxes	24,019	12,808	(8,265)	28,562
Depreciation	9,178	4,961	282	14,421
Amortization	624	282	838	1,744
EBITDA	72,984	39,010	(16,086)	95,908
Add/(deduct):
Intercompany interest expense/(income)	(2,860)	(1,330)	4,190	-
Interest income	20	(19)	(9)	(8)
Expenses related to OIG investigation	1,158	-	-	1,158
Acquisition expenses	1	-	-	1
Expenses related to litigation settlements	113	225	-	338
Advertising cost adjustment	-	(1,140)	-	(1,140)
Stock option expense	-	-	2,453	2,453
Long-term incentive compensation	-	-	986	986
Expenses related to securities litigation	-	-	189	189
Adjusted EBITDA	$71,416	$36,746	$(8,277)	$99,885

				Chemed
For the six months ended June 30, 2013	VITAS	Roto-Rooter	Corporate	Consolidated

Net income/(loss)	$40,628	$11,038	$(14,780)	$36,886
Add/(deduct):
Interest expense	97	156	7,538	7,791
Income taxes	25,009	6,582	(8,122)	23,469
Depreciation	9,033	4,394	267	13,694
Amortization	1,026	303	979	2,308
EBITDA	75,793	22,473	(14,118)	84,148
Add/(deduct):
Intercompany interest expense/(income)	(1,709)	(864)	2,573	-
Interest income	(888)	(56)	(29)	(973)
Expenses related to OIG investigation	2,035	-	-	2,035
Acquisition expenses	20	1	-	21
Litigation settlement	-	14,760	-	14,760
Advertising cost adjustment	-	(974)	-	(974)
Expenses related to litigation settlements	-	708	-	708
Expenses of severance arrangements	-	302	-	302
Long-term incentive compensation	-	-	1,106	1,106
Stock option expense	-	-	3,103	3,103
Expenses related to securities litigation	-	-	3	3
Adjusted EBITDA	$75,251	$36,350	$(7,362)	$104,239

CHEMED CORPORATION AND SUBSIDIARY COMPANIES
RECONCILIATION OF ADJUSTED NET INCOME
(in thousands, except per share data)(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net income as reported	$24,363	$14,608	$44,937	$36,886

Add/(deduct) after-tax cost of:
Litigation settlement	-	8,967	-	8,967
Additional interest expense resulting from the change in accounting
for the conversion feature of the convertible notes	714	1,348	2,143	2,671
Stock option expense	722	1,020	1,544	1,963
Expenses of OIG investigation	254	618	718	1,262
Long-term incentive compensation	388	313	624	700
Expenses related to litigation settlements	20	344	207	430
Acquisition expenses	-	13	1	13
Loss on extinguishment of debt	-	-	-	294
Expenses of severance arrangements	-	-	-	184
Expenses related to securities litigation	119	1	119	2
Adjusted net income	$26,580	$27,232	$50,293	$53,372

Diluted Earnings Per Share As Reported
Net income	$1.36	$0.77	$2.48	$1.94
Average number of shares outstanding	17,880	18,966	18,097	18,980

Adjusted Diluted Earnings Per Share
Adjusted net income	$1.50	$1.44	$2.81	$2.81
Adjusted average number of shares outstanding*	17,759	18,966	17,895	18,980

* Adjusted diluted average shares outstanding excludes the estimated dilutive impact of the Convertible Notes prior to conversion of these Notes on May 15, 2014 (121,000 shares for the three months ended June 30, 2014 and 202,000 shares for the six months ended June 30, 2014) as this impact was entirely offset upon the exercise of the note hedges on May 15, 2014.

CHEMED CORPORATION AND SUBSIDIARY COMPANIES
OPERATING STATISTICS FOR VITAS SEGMENT
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
OPERATING STATISTICS	2014	2013	2014	2013
Net revenue ($000)
Homecare	$200,418	$200,273	$395,815	$396,934
Inpatient	26,032	25,889	52,025	54,357
Continuous care	37,719	38,261	75,894	83,586
Total before Medicare cap allowance	$264,169	$264,423	$523,734	$534,877
Medicare cap allowance	(143)	(855)	704	18
Total	$264,026	$263,568	$524,438	$534,895
Net revenue as a percent of total
before Medicare cap allowance
Homecare	75.9%	75.7%	75.6%	74.2%
Inpatient	9.8	9.8	9.9	10.2
Continuous care	14.3	14.5	14.5	15.6
Total before Medicare cap allowance	100.0	100.0	100.0	100.0
Medicare cap allowance	(0.1)	(0.3)	0.1	-
Total	99.9%	99.7%	100.1%	100.0%
Average daily census (days)
Homecare	10,546	10,719	10,511	10,538
Nursing home	2,989	2,943	2,909	2,936
Routine homecare	13,535	13,662	13,420	13,474
Inpatient	433	434	435	451
Continuous care	568	583	572	631
Total	14,536	14,679	14,427	14,556

Total Admissions	15,771	15,721	32,124	32,858
Total Discharges	15,673	15,763	31,678	32,622
Average length of stay (days)	82.4	84.8	81.7	80.9
Median length of stay (days)	16.0	16.0	15.0	14.0
ADC by major diagnosis
Neurological	41.2%	35.5%	40.9%	35.1%
Cancer	17.3	16.9	17.4	16.9
Cardio	15.7	12.5	15.4	12.0
Respiratory	7.7	7.5	7.8	7.3
Other	18.1	27.6	18.5	28.7
Total	100.0%	100.0%	100.0%	100.0%
Admissions by major diagnosis
Neurological	21.6	20.1%	22.0%	19.8%
Cancer	33.4	33.6	33.1	32.3
Cardio	15.3	13.2	14.6	12.5
Respiratory	9.6	9.1	9.8	9.4
Other	20.1	24.0	20.5	26.0
Total	100.0%	100.0%	100.0%	100.0%
Direct patient care margins
Routine homecare	53.4%	52.3%	53.2%	52.1%
Inpatient	6.9	3.6	5.6	7.4
Continuous care	17.5	14.6	17.0	16.3
Homecare margin drivers (dollars per patient day)
Labor costs	$53.89	$55.04	$54.65	$56.09
Drug costs	7.26	7.55	7.25	7.56
Home medical equipment	6.76	6.56	6.69	6.70
Medical supplies	3.17	3.13	3.20	3.03
Inpatient margin drivers (dollars per patient day)
Labor costs	$337.30	$346.46	$343.50	$333.15
Continuous care margin drivers (dollars per patient day)
Labor costs	$581.00	$595.29	$587.40	$591.24
Bad debt expense as a percent of revenues	1.0%	0.8%	1.0%	0.8%
Accounts receivable --
Days of revenue outstanding- excluding unapplied Medicare payments	36.6	36.8	n.a	n.a
Days of revenue outstanding- including unapplied Medicare payments	24.4	20.5	n.a	n.a

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

Item 3.    Quantitative and Qualitative Disclosures about Market Risk
The Company’s primary market risk exposure relates to interest rate risk exposure through its variable interest line of credit.  At June 30, 2014, the Company had $160.0 million of variable rate debt outstanding.  For each $10 million dollars borrowed under the credit facility, an increase or decrease of 100 basis points (1% point), increase or decreases the Company’s annual interest expense by $100,000.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Item 2(c). Purchases of Equity Securities by Issuer and Affiliated Purchasers

The following table shows the activity related to our share repurchase program for the first six months of 2014:

	Total Number	Weighted Average	Cumulative Shares	Dollar Amount
	of Shares	Price Paid Per	Repurchased Under	Remaining Under
	Repurchased	Share	the Program	The Program

February 2011 Program
January 1 through January 31, 2014	-	$-	4,891,885	$21,828,041
February 1 through February 28, 2014	132,934	82.50	5,024,819	110,860,736
March 1 through March 31, 2014	250,000	88.06	5,274,819	$88,845,624

First Quarter Total	382,934	$86.13

April 1 through April 30, 2014	-	$-	5,274,819	$88,845,624
May 31 through May 31, 2014	300,000	85.04	5,574,819	63,334,823
June 1 through June 30, 2014	-	-	5,574,819	$63,334,823

Second Quarter Total	300,000	$85.04

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

Chemed Corporation
(Registrant)

Dated:	July 30, 2014	By:	/s/ Kevin J. McNamara
Kevin J. McNamara
(President and Chief Executive Officer)

Dated:	July 30, 2014	By:	/s/ David P. Williams
David P. Williams
(Executive Vice President and Chief Financial Officer)

Dated:	July 30, 2014	By:	/s/ Arthur V. Tucker, Jr.
Arthur V. Tucker, Jr.
(Vice President and Controller)