Form 10-Q
period 2014-09-30
CHEMED CORP
filed 2014-11-05
CIK 19584

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)

☒    Quarterly Report Under Section 13 or 15 (d) of the Securities Exchange Act of 1934 For the Quarterly Period Ended September 30, 2014

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

(513) 762-6690
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

Large accelerated filer	☒	Accelerated filer	☐	Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	☐	No	☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Amount	Date

Capital Stock $1 Par Value	17,010,464 Shares	September 30, 2014

CHEMED CORPORATION AND
SUBSIDIARY COMPANIES

Index

Page No.
PART I. FINANCIAL INFORMATION:
Item 1. Financial Statements
Unaudited Consolidated Balance Sheet - September 30, 2014 and December 31, 2013	3

Unaudited Consolidated Statement of Income - Three and nine months ended September 30, 2014 and 2013	4

Unaudited Consolidated Statement of Cash Flows - Nine months ended September 30, 2014 and 2013	5

Notes to Unaudited Consolidated Financial Statements	6

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	15

Item 3. Quantitative and Qualitative Disclosures about Market Risk	32

Item 4. Controls and Procedures	32

PART II. OTHER INFORMATION
Item 1. Legal Proceedings	32

Item 1A. Risk Factors	32

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	33

Item 3. Defaults Upon Senior Securities	33

Item 4. Mine Safety Disclosures	33

Item 5. Other Information	33

Item 6. Exhibits	34
EX – 31.1
EX – 31.2
EX – 31.3
EX – 32.1
EX – 32.2
EX – 32.3
EX – 101.INS
EX – 101.SCH
EX – 101.CAL
EX – 101.DEF
EX – 101.LAB
EX – 101.PRE

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
CHEMED CORPORATION AND SUBSIDIARY COMPANIES
UNAUDITED CONSOLIDATED BALANCE SHEET
(in thousands, except share and per share data)

	September 30, 2014	December 31, 2013
ASSETS
Current assets
Cash and cash equivalents	$18,562	$84,418
Accounts receivable less allowances of $13,887 (2013 - $12,590)	132,340	91,770
Inventories	6,385	6,703
Current deferred income taxes	14,543	20,257
Prepaid income taxes	3,488	3,690
Prepaid expenses	13,420	17,818
Total current assets	188,738	224,656
Investments of deferred compensation plans	47,780	42,465
Properties and equipment, at cost, less accumulated depreciation of $187,983 (2013 - $180,550)	101,845	92,955
Identifiable intangible assets less accumulated amortization of $32,644 (2013 - $32,055)	56,158	56,556
Goodwill	466,844	466,871
Other assets	8,143	10,198
Total Assets	$869,508	$893,701

LIABILITIES
Current liabilities
Accounts payable	$57,067	$41,758
Current portion of long-term debt	20,425	183,564
Income taxes	4,608	111
Accrued insurance	39,927	41,859
Accrued compensation	50,412	48,323
Accrued legal	685	23,210
Other current liabilities	24,131	25,161
Total current liabilities	197,255	363,986
Deferred income taxes	27,853	27,301
Long-term debt	153,125	-
Deferred compensation liabilities	47,736	42,348
Other liabilities	11,108	11,176
Total Liabilities	437,077	444,811
Commitments and contingencies
STOCKHOLDERS' EQUITY
Capital stock - authorized 80,000,000 shares $1 par; issued 33,199,078 shares (2013 - 32,245,226 shares)	33,199	32,245
Paid-in capital	528,973	481,011
Retained earnings	745,077	686,114
Treasury stock - 16,287,526 shares (2013 - 14,660,427)	(877,067)	(752,634)
Deferred compensation payable in Company stock	2,249	2,154
Total Stockholders' Equity	432,431	448,890
Total Liabilities and Stockholders' Equity	$869,508	$893,701

See accompanying notes to unaudited consolidated financial statements.

CHEMED CORPORATION AND SUBSIDIARY COMPANIES
UNAUDITED CONSOLIDATED STATEMENT OF INCOME
(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Service revenues and sales	$358,389	$340,886	$1,076,871	$1,064,725
Cost of services provided and goods sold (excluding depreciation)	256,445	243,184	771,271	762,850
Selling, general and administrative expenses	53,566	48,870	162,886	157,537
Depreciation	7,450	6,971	21,871	20,665
Amortization	717	1,190	2,461	3,498
Other operating expenses	-	11,461	-	26,221
Total costs and expenses	318,178	311,676	958,489	970,771
Income from operations	40,211	29,210	118,382	93,954
Interest expense	(980)	(3,500)	(7,224)	(11,291)
Other income - net	705	(90)	2,277	3,312
Income before income taxes	39,936	25,620	113,435	85,975
Income taxes	(15,351)	(8,188)	(43,913)	(31,657)
Net income	$24,585	$17,432	$69,522	$54,318

Earnings Per Share
Net income	$1.44	$0.96	$4.03	$2.95
Average number of shares outstanding	17,039	18,184	17,263	18,436

Diluted Earnings Per Share
Net income	$1.39	$0.94	$3.87	$2.89
Average number of shares outstanding	17,627	18,522	17,968	18,824

Cash Dividends Per Share	$0.22	$0.20	$0.62	$0.56

See accompanying notes to unaudited consolidated financial statements.

CHEMED CORPORATION AND SUBSIDIARY COMPANIES
UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOWS
(in thousands)

	Nine Months Ended September 30,
	2014	2013
Cash Flows from Operating Activities
Net income	$69,522	$54,318
Adjustments to reconcile net income to net cash provided
by operating activities:
Depreciation and amortization	24,332	24,163
Deferred income taxes	5,630	(11,681)
Provision for uncollectible accounts receivable	9,573	8,211
Amortization of discount on convertible notes	3,392	6,450
Stock option expense	3,430	4,732
Amortization of debt issuance costs	697	1,421
Noncash long-term incentive compensation	1,988	1,161
Changes in operating assets and liabilities, excluding
amounts acquired in business combinations:
Decrease/(increase) in accounts receivable	(50,027)	5,293
Decrease in inventories	318	329
Decrease/(increase) in prepaid expenses	4,398	(6,183)
Increase/(decrease) in accounts payable and other current liabilities	(29,680)	48,967
Increase in income taxes	8,186	1,923
Increase in other assets	(3,138)	(5,002)
Increase in other liabilities	5,370	3,978
Excess tax benefit on share-based compensation	(3,737)	(2,507)
Other sources	755	285
Net cash provided by operating activities	51,009	135,858
Cash Flows from Investing Activities
Capital expenditures	(31,745)	(18,887)
Business combinations, net of cash acquired	(250)	(2,210)
Other sources	189	139
Net cash used by investing activities	(31,806)	(20,958)
Cash Flows from Financing Activities
Proceeds from revolving line of credit	308,600	-
Payments on revolving line of credit	(233,800)	-
Payments on other long-term debt	(188,206)	-
Proceeds from other long-term debt	100,000	-
Purchases of treasury stock	(99,103)	(89,611)
Dividends paid	(10,558)	(10,459)
Capital stock surrendered to pay taxes on stock-based compensation	(6,121)	(4,280)
Retirement of warrants	(2,645)	-
Proceeds from exercise of stock options	22,123	13,125
Excess tax benefit on share-based compensation	3,737	2,507
Increase/(decrease) in cash overdrafts payable	22,233	(10,928)
Debt issuance costs	(939)	(1,108)
Other uses	(380)	(473)
Net cash used by financing activities	(85,059)	(101,227)
Increase/(Decrease) in Cash and Cash Equivalents	(65,856)	13,673
Cash and cash equivalents at beginning of year	84,418	69,531
Cash and cash equivalents at end of period	$18,562	$83,204

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

During the third quarter of 2014, we recorded $2.5 million Medicare cap liability for two programs’ projected 2014 measurement period liability.

During the nine months ended September 30, 2014 we recorded a net Medicare cap liability of $1.8 million for two programs’ projected 2014 measurement period liability offset by the reversal of Medicare cap liability for amounts recorded in the fourth quarter of 2013 for projected 2014 measurement period liability. Also during the nine months ended September 30, 2014, we received notice from a third party intermediary for amounts accrued related to the 2013 measurement period. As a result we repaid $3.4 million.

Shown below is the Medicare cap liability activity for the fiscal periods ended (in thousands):

	September 30,
	2014	2013
Beginning balance January 1,	$8,260	$1,261
2014 measurement period	1,796	-
2013 measurement period	-	3,161
Payments	(3,439)	-
Ending balance September 30,	$6,617	$4,422

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

Three months ended September 30,		Nine months ended September 30,
2014	2013	2014	2013
$1,827	$1,909	$5,518	$5,793

3.   Segments

Service revenues and sales and after-tax earnings by business segment are as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Service Revenues and Sales
VITAS	$265,384	$254,001	$789,822	$788,896
Roto-Rooter	93,005	86,885	287,049	275,829
Total	$358,389	$340,886	$1,076,871	$1,064,725

After-tax Earnings
VITAS	$21,593	$14,608	$60,645	$55,237
Roto-Rooter	9,848	8,181	30,599	19,218
Total	31,441	22,789	91,244	74,455
Corporate	(6,856)	(5,357)	(21,722)	(20,137)
Net income	$24,585	$17,432	$69,522	$54,318

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

4.  Earnings per Share

Earnings per share (“EPS”) are computed using the weighted average number of shares of capital stock outstanding.  Earnings and diluted earnings per share are computed as follows (in thousands, except per share data):

		Net Income
For the Three Months Ended September 30,		Income	Shares	Earnings per Share
2014
	Earnings	$24,585	17,039	$1.44
	Dilutive stock options	-	416
	Nonvested stock awards	-	151
	Impact of warrants outstanding	-	21
	Diluted earnings	$24,585	17,627	$1.39

2013
	Earnings	$17,432	18,184	$0.96
	Dilutive stock options	-	235
	Nonvested stock awards	-	103
	Diluted earnings	$17,432	18,522	$0.94

		Net Income
For the Nine Months Ended September 30,		Income	Shares	Earnings per Share
2014
	Earnings	$69,522	17,263	$4.03
	Dilutive stock options	-	402
	Nonvested stock awards	-	147
	Conversion of Notes and impact of warrants outstanding	-	156
	Diluted earnings	$69,522	17,968	$3.87

2013
	Earnings	$54,318	18,436	$2.95
	Dilutive stock options	-	287
	Nonvested stock awards	-	101
	Diluted earnings	$54,318	18,824	$2.89

For the three and nine-month periods ended September 30, 2014, no stock options were excluded from the computation of diluted earnings per share because they would have been anti-dilutive. For the three and nine-month periods ended September 30, 2013, 434,000 and 31,000 stock options, respectively, were excluded from the computation of diluted earnings per share.

Diluted earnings per share was impacted by the issuance of 249,000 shares of capital stock under the conversion feature of our 1.875% Senior Convertible Notes (the “Notes”) on May 15, 2014.  The dilutive impact of this conversion feature for the first nine months of 2014 was 135,000 shares.

At the time we issued the Notes, as discussed in Note 5 below, we also sold warrants for the right to purchase approximately 2,477,000 Chemed shares in the future.  During the quarter ended June 30, 2014, we settled these warrants with one counterparty representing half of the total warrants issued for $2.6 million.  The amount paid was recorded as an adjustment to paid-in capital.   The remaining half of the sold warrants remain outstanding and mature ratably from August 15 through December 8, 2014.  The dilutive impact of the warrants was 21,000 shares for the three and nine months periods ended September 30, 2014.

5.   Long-Term Debt

On May 15, 2014, we retired our Senior Convertible Notes (the “Notes”) outstanding.  We paid the $187.0 million of principal outstanding using a combination of cash on-hand and our existing revolving credit facility.  In addition, we issued 249,000 Chemed shares in conjunction with the conversion feature of the Notes.  At the time we issued the Notes, we also entered into a purchased call transaction to offset any potential economic dilution resulting from the conversion feature in the Notes.  As a result, we received 266,000 Chemed shares from the exercise of the purchased call transaction.  The issuance of shares under the conversion feature of the Notes, as well as the receipt of shares from the purchased call transaction were recorded as adjustments to paid-in capital during the quarter ended June 30, 2014.

On June 30, 2014, we replaced our existing credit agreement with the Third Amended and Restated Credit Agreement (“2014 Credit Agreement”).  Terms of the 2014 Credit Agreement consist of a five-year, $350 million revolving credit facility and a $100 million term loan.  The 2014 Credit Agreement has a floating interest rate that is currently LIBOR plus 113 basis points.

The debt outstanding consists of the following:

Revolver	$74,800,000
Term loan	98,750,000
Total	173,550,000
Current portion of term and revolving loan	(20,425,000)
Long-term debt	$153,125,000

Scheduled principal payments of the term loan are as follows:

2014	$1,250,000
2015	6,250,000
2016	7,500,000
2017	8,750,000
2018	10,000,000
2019	65,000,000
$98,750,000

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

We are in compliance with all debt covenants as of September 30, 2014. We have issued $36.9 million in standby letters of credit as of September 30, 2014 for insurance purposes.  Issued letters of credit reduce our available credit under the 2014 Credit Agreement.  As of September 30, 2014, we have approximately $238.3 million of unused lines of credit available and eligible to be drawn down under our revolving credit facility.

6.   Other Income – Net

Other income -- net comprises the following (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Market value gains/(losses) on assets held in
deferred compensation trust	$896	$(189)	$2,708	$2,346
Loss on disposal of property and equipment	(167)	(101)	(493)	(180)
Interest income - net	(13)	192	(5)	1,165
Other - net	(11)	8	67	(19)
Total other income - net	$705	$(90)	$2,277	$3,312

 7.   Stock-Based Compensation Plans

On February 21, 2014, the Compensation/Incentive Committee of the Board of Directors (“CIC”) granted 10,340 Performance Stock Units (“PSUs”) contingent upon the achievement of certain total shareholders return (“TSR”) targets as compared to the TSR of a group of peer companies for the three-year period ending December 31, 2016, the date at which such awards may vest.  The cumulative compensation cost of the TSR-based PSU award to be recorded over the three year service period is $1.2 million.

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

8.   Independent Contractor Operations

The Roto-Rooter segment sublicenses with 68 independent contractors to operate certain plumbing repair and drain cleaning businesses in lesser-populated areas of the United States and Canada.  We had notes receivable from our independent contractors as of September 30, 2014 totaling $1.4 million (December 31, 2013 - $1.5 million).  In most cases these loans are fully or partially secured by equipment owned by the contractor.  The interest rates on the loans range from 0% to 8% per annum and the remaining terms of the loans range from 2 months to 5 years at September 30, 2014.  We recorded the following from our independent contractors (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Revenues	$8,751	$8,054	$26,964	$24,418
Pretax profits	4,946	4,243	15,341	13,015

9.   Retirement Plans

All of the Company’s plans that provide retirement and similar benefits are defined contribution plans.  These expenses include the impact of market gains and losses on assets held in deferred compensation plans.  Expenses for the Company’s pension and profit-sharing plans, excess benefit plans and other similar plans are as follows (in thousands):

Three months ended September 30,		Nine months ended September 30,
2014	2013	2014	2013
$3,635	$2,098	$10,856	$9,796

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

Regulatory Matters and Litigation

On January 12, 2012, a putative class action lawsuit was filed in the U.S. District Court for the Southern District of Ohio against the Company, David Williams, and Timothy O’Toole, In re Chemed Corp. Securities Litigation, Civil Action No. 1:12-cv-28 (S.D. Ohio).  As the Company has previously disclosed, on February 6, 2014, the Plaintiffs, on behalf of a putative class of purchasers of Chemed Capital Stock between February 15, 2010 and May 2, 2013, inclusive, executed a stipulation of settlement with Defendants.  That settlement received final court approval on July 15, 2014, resulting in the dismissal of the case.  No appeal of that judgment has since been filed.  Defendants agreed to enter into this settlement in order to eliminate the burden, expense and distraction of further litigation.

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

On May 2, 2013, the government filed a False Claims Act complaint against the Company and certain of its hospice-related subsidiaries in the U.S. District Court for the Western District of Missouri, United States v. VITAS Hospice Services, LLC, et al., No. 4:13-cv-00449-BCW (the “2013 Action”).  Prior to that date, the Company received various subpoenas from the U.S. Department of Justice and OIG that have been previously disclosed.  The 2013 Action alleges that, since at least 2002, VITAS, and since 2004, the Company, submitted or caused the submission of false claims to the Medicare program by (a) billing Medicare for continuous home care services when the patients were not eligible, the services were not provided, or the medical care was inappropriate, and (b) billing Medicare for patients who were not eligible for the Medicare hospice benefit because they did not have a life expectancy of six months or less if their illnesses ran their normal course.  This complaint seeks treble damages, statutory penalties, and the costs of the action, plus interest.  On August 1, 2013, the government filed its First Amended Complaint in the 2013 Action.  The First Amended Complaint changed and supplemented some of the allegations, but did not otherwise expand the causes of action or the nature of the relief sought against VITAS.  The defendants filed a motion to dismiss on September 24, 2013.  The Court denied the motion, except to the extent that claims were filed before July 24, 2002, on September 30, 2014.

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

VITAS has also received document subpoenas in related state matters.  In February 2010, VITAS received a civil investigative demand (“CID”) from the Texas Attorney General seeking documents from January 1, 2002 through the date of the CID, and interrogatory responses in connection with an investigation of possible fraudulent submission of Medicaid claims for non-qualifying patients and fraudulent shifting of costs from VITAS to the State of Texas and the United States.  The CID requested similar information sought by prior Department of Justice subpoenas, including policy and procedure manuals and information concerning Medicare and Medicaid billing, patient statistics and sales and marketing practices, together with information concerning record-keeping and retention practices, and medical records concerning 117 patients.  In September 2010, VITAS received a third CID from the Texas Attorney General seeking additional documents concerning business plans and results, revocation forms for certain patients, and electronic documents of 10 current and former employees.  In July 2012, VITAS received an investigative subpoena from the Florida Attorney General seeking documents previously produced in the course of prior government investigations as well as, for the period January 1, 2007 through the date of production, billing records and procedures; information concerning business results, plans, and strategies; documents concerning patient eligibility for hospice care; and certain information concerning employees and their compensation.

The net costs incurred related to U.S. v. Vitas and related regulatory matters were $450,000 and a $591,000 credit for the three months ended September 30, 2014 and 2013, respectively.  For the nine months ended September 30, 2014 and 2013, the net costs were $1.6 million and $1.4 million respectively.

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

On January 29, 2014 defendants in North filed a motion to transfer that case to Delaware under 28 U.S.C § 1404(a). On February 12, 2014, defendants in KBC filed a motion to dismiss that case pursuant to Federal Rules of Civil Procedure 23.1 and 12(b)(6).  On September 19, 2014, the Ohio court granted defendants’ motion to transfer North to Delaware.  Following that decision and in light of that transfer, on September 29, 2014, the Delaware court denied without prejudice defendants’ motion to dismiss KBC, and referred both cases to Magistrate Judge Burke.  Defendants intend to renew their motion to dismiss the claims and allegations in KBC once it has been determined how these two cases are to proceed.  On October 15, 2014, the plaintiff in KBC filed a motion seeking to consolidate KBC and North, to have plaintiff KBC appointed the sole lead plaintiff and its counsel, Motley Rice, sole lead counsel, and to designate KBC the sole operative complaint.  Plaintiff North has indicated that she does not oppose consolidation of the two cases, but otherwise opposes KBC’s motion with regard to the appointment of lead plaintiff and lead counsel and designation of the operative complaint.  On October 20, 2014, the Court stayed Defendants’ obligation to answer, move, or otherwise respond to the complaints in KBC and North pending further order of the Court.

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

11.   Concentration of Risk

VITAS has pharmacy services agreements ("Agreements") with Omnicare, Inc. and its subsidiaries (“OCR”) whereby OCR provides specified pharmacy services for VITAS and its hospice patients in geographical areas served by both VITAS and OCR.  The Agreements renew automatically for three-year terms.  Either party may cancel the Agreements at the end of any term by giving 30 days prior written notice.  VITAS made purchases from OCR of $8.8 million and $9.7 million for the three months ended September 30, 2014 and 2013, respectively.  VITAS made purchases from OCR of $26.5 million and $29.3 million for the nine months ended September 30, 2014 and 2013, respectively. For the three and nine month periods ending September 30, 2014 and 2013, respectively, purchases from this vendor represent approximately 90% of all pharmacy services used by VITAS.

12.   Cash Overdrafts and Cash Equivalents

Included in accounts payable at September 30, 2014 is cash overdrafts payable of $23.0 million (December 31, 2013 - $806,000).

From time to time throughout the year, we invest excess cash in money market funds with major commercial banks. We closely monitor the creditworthiness of the institutions with which we invest our overnight funds.  We had $68,000 in cash equivalents as of September 30, 2014.  There was $23.1 million in cash equivalents as of December 31, 2013.  The weighted average rate of return for our cash equivalents was 0.09% at September 30, 2014 and 0.08% at December 31, 2013.

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

The following shows the carrying value, fair value and the hierarchy for our financial instruments as of September 30, 2014 (in thousands):

		Fair Value Measure

	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Mutual fund investments of deferred compensation plans held in trust	$47,780	$47,780	$-	$-
Long-term debt	173,550	-	173,550	-

All outstanding long-term debt is at a floating interest rate tied to LIBOR. Therefore, the carrying amount is a reasonable estimation of fair value.

The following shows the carrying value, fair value and the hierarchy for our financial instruments as of December 31, 2013 (in thousands):

		Fair Value Measure

	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Mutual fund investments of deferred compensation plans held in trust	$42,465	$42,465	$-	$-
Long-term debt	183,564	193,032	-	-

For cash and cash equivalents, accounts receivable and accounts payable, the carrying amount is a reasonable estimate of fair value because of the liquidity and short-term nature of these instruments.

14.   Capital Stock Repurchase Plan Transactions

We repurchased the following capital stock for the three and nine-months ended September 30, 2014 and 2013:

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013

Shares repurchased	400,000	1,032,754	1,082,934	1,313,455
Weighted average price per share	$101.53	$68.91	$91.51	$68.23

In February 2014, the Board of Directors authorized an additional $100 million for stock repurchase under Chemed’s existing share repurchase program. We currently have $22.7 million of authorization remaining under this share repurchase plan.

15.   Recent Accounting Statements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update “ASU No. 2014-09 – Revenue from Contracts with Customers” which provides additional guidance to clarify the principles for recognizing revenue.  The standard will also be used to develop a common revenue standard for removing inconsistencies and weaknesses, improve comparability, provide more useful information to users through improved disclosure requirements, and simplify the preparation of financial statements.  The guidance is effective for fiscal years beginning after December 15, 2016.  We are currently evaluating the impact of this ASU on our existing revenue recognition policies and disclosures.

In August 2014, the FASB issued Accounting Standards Update No. 2014-15, “ASU No. 2014-15 - Presentation of Financial Statements-Going Concern”.   ASU 2014-15 is intended to define management's responsibility to evaluate whether there is substantial doubt about an organization's ability to continue as a going concern and to provide related footnote disclosures. This guidance is effective for us for the annual period ending December 31, 2016 and interim periods thereafter. We do not expect the adoption of this standard to have a material impact on our consolidated financial position, results of operations and cash flows.

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

The following is a summary of the key operating results (in thousands except per share amounts):

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Service revenues and sales	$358,389	$340,886	$1,076,871	$1,064,725
Net income	$24,585	$17,432	$69,522	$54,318
Diluted EPS	$1.39	$0.94	$3.87	$2.89
Adjusted net income	$26,058	$25,098	$76,351	$78,470
Adjusted diluted EPS	$1.48	$1.36	$4.28	$4.17
Adjusted EBITDA	$50,946	$49,739	$150,831	$153,978
Adjusted EBITDA as a % of revenue	14.2%	14.6%	14.0%	14.5%

Adjusted net income, adjusted diluted EPS, earnings before interest, taxes and depreciation and amortization (“EBITDA”) and Adjusted EBITDA are not measures derived in accordance with GAAP.  We provide non-GAAP measures to help readers evaluate our operating results, compare our operating performance with that of similar companies that have different capital structures and help evaluate our ability to meet future debt service, capital expenditure and working capital requirements.  Our non-GAAP measures should not be considered in isolation or as a substitute for comparable measures presented in accordance with GAAP.  A reconciliation of our non-GAAP measures are presented on pages 28-30.

For the three months ended September 30, 2014, the increase in consolidated service revenues and sales was driven by a 7.0% increase at Roto-Rooter and a 4.5% increase at VITAS.  The increase in service revenues at Roto-Rooter was driven by an increase in a combination of price and service mix shift offset by a decrease in job count. The remaining difference relates to increases in contractor revenue and increases in our water restoration business line.  Water restoration is the remediation of water and humidity damage after a flood.  The increase in service revenues at VITAS was a result of Medicare reimbursement rates increasing 1.4%, a 2.8% increase in average daily census and mix shift.  Consolidated net income increased 41.0% mainly as a result of lawsuit settlements in 2013 at Vitas and Roto-Rooter that did not repeat in 2014.   Diluted EPS increased 47.9% as a result of the increase in net income as well as a lower number of shares outstanding.  Adjusted EBITDA as a percent of revenue decreased 0.4%.   See page 31 for additional VITAS operating metrics.

For the nine months ended September 30, 2014, the increase in consolidated service revenues and sales was driven by a 4.1% increase at Roto-Rooter and a 0.1% increase at VITAS.  The increase in service revenues at Roto-Rooter was driven by an increase in a combination of price, and service mix shift offset by a decrease in job count. The remaining difference relates to increases in contractor revenue and increases in our water restoration business line.  Consolidated net income increased 28.0% mainly as a result of lawsuit settlements in 2013 at VITAS and Roto-Rooter that did not repeat in 2014.  Diluted EPS increased 33.9% as a result of the increase in net income as well as a lower number of shares outstanding.  Adjusted EBITDA as a percent of revenue decreased 0.5%. See page 31 for additional VITAS operating metrics.

On April 1, 2013, Medicare reduced hospice reimbursement rates 2.0%.  Effective October 1, 2013, Medicare increased the average hospice rate approximately 1.4% This effectively reduced Medicare hospice reimbursement 0.6% through the first quarter of 2014.  VITAS expects its full-year 2014 revenue growth, prior to Medicare cap, to be in the range of 1.0% to 2.0%.  Admissions in 2014 are estimated to increase 2.0%.  Adjusted EBITDA margin, prior to Medicare cap, is estimated to be 14.5% to 15.0%.  Medicare cap is estimated to be $3.6 million in 2014. Roto-Rooter expects full-year 2014 revenue growth of 4.0% to 5.0%.  The revenue estimate is a result of increased job pricing of approximately 2.0%. Adjusted EBITDA margin for 2014 is estimated in the range of 19.0% to 19.5%.  We anticipate that our operating income and cash flows will be sufficient to operate our businesses and meet any commitments for the foreseeable future.

Financial Condition
Liquidity and Capital Resources
Material changes in the balance sheet accounts from December 31, 2013 to September 30, 2014 include the following:

●	A $65.9 million decrease in cash due to purchases of treasury stock and capital expenditures, partially offset by cash generated by operations.
●	A $40.6 million increase in accounts receivable related to the timing of payments.
●	A $15.3 million increase in accounts payable due to timing of payments.
●	A $10.0 million decrease in total long-term debt as a result of net payments of outstanding debt using cash on-hand.
●	A $22.5 million decrease in accrued legal due to the payment of litigation settlements.

Net cash provided by operating activities decreased $84.8 million primarily as a result of the increase in accounts receivable and a decline in accrued legal expenses.  Management continually evaluates cash utilization alternatives, including share repurchase, debt repurchase, acquisitions and increased dividends to determine the most beneficial use of available capital resources.

We have issued $36.9 million in standby letters of credit as of September 30, 2014, for insurance purposes.  Issued letters of credit reduce our available credit under the revolving credit agreement.  As of September 30, 2014, we have approximately $238.3 million of unused lines of credit available and eligible to be drawn down under our revolving credit facility. Management believes its liquidity and sources of capital are satisfactory for the Company’s needs in the foreseeable future.

Commitments and Contingencies
Collectively, the terms of our credit agreements require us to meet various financial covenants, to be tested quarterly.  We are in compliance with all financial and other debt covenants as of September 30, 2014 and anticipate remaining in compliance throughout 2014.

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

On January 12, 2012, a putative class action lawsuit was filed in the U.S. District Court for the Southern District of Ohio against the Company, David Williams, and Timothy O’Toole, In re Chemed Corp. Securities Litigation, Civil Action No. 1:12-cv-28 (S.D. Ohio).  As the Company has previously disclosed, on February 6, 2014, the Plaintiffs, on behalf of a putative class of purchasers of Chemed Capital Stock between February 15, 2010 and May 2, 2013, inclusive, executed a stipulation of settlement with Defendants.  That settlement received final court approval on July 15, 2014, resulting in the dismissal of the case.  No appeal of that judgment has since been filed.  Defendants agreed to enter into this settlement in order to eliminate the burden, expense and distraction of further litigation.

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

On May 2, 2013, the government filed a False Claims Act complaint against the Company and certain of its hospice-related subsidiaries in the U.S. District Court for the Western District of Missouri, United States v. VITAS Hospice Services, LLC, et al., No. 4:13-cv-00449-BCW (the “2013 Action”).  Prior to that date, the Company received various subpoenas from the U.S. Department of Justice and OIG that have been previously disclosed.  The 2013 Action alleges that, since at least 2002, VITAS, and since 2004, the Company, submitted or caused the submission of false claims to the Medicare program by (a) billing Medicare for continuous home care services when the patients were not eligible, the services were not provided, or the medical care was inappropriate, and (b) billing Medicare for patients who were not eligible for the Medicare hospice benefit because they did not have a life expectancy of six months or less if their illnesses ran their normal course.  This complaint seeks treble damages, statutory penalties, and the costs of the action, plus interest.  On August 1, 2013, the government filed its First Amended Complaint in the 2013 Action.  The First Amended Complaint changed and supplemented some of the allegations, but did not otherwise expand the causes of action or the nature of the relief sought against VITAS.  The defendants filed a motion to dismiss on September 24, 2013.  The Court denied the motion, except to the extent that claims were filed before July 24, 2002, on September 30, 2014.

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

VITAS has also received document subpoenas in related state matters.  In February 2010, VITAS received a civil investigative demand (“CID”) from the Texas Attorney General seeking documents from January 1, 2002 through the date of the CID, and interrogatory responses in connection with an investigation of possible fraudulent submission of Medicaid claims for non-qualifying patients and fraudulent shifting of costs from VITAS to the State of Texas and the United States.  The CID requested similar information sought by prior Department of Justice subpoenas, including policy and procedure manuals and information concerning Medicare and Medicaid billing, patient statistics and sales and marketing practices, together with information concerning record-keeping and retention practices, and medical records concerning 117 patients.  In September 2010, VITAS received a third CID from the Texas Attorney General seeking additional documents concerning business plans and results, revocation forms for certain patients, and electronic documents of 10 current and former employees.  In July 2012, VITAS received an investigative subpoena from the Florida Attorney General seeking documents previously produced in the course of prior government investigations as well as, for the period January 1, 2007 through the date of production, billing records and procedures; information concerning business results, plans, and strategies; documents concerning patient eligibility for hospice care; and certain information concerning employees and their compensation.

The net costs incurred related to U.S. v. Vitas and related regulatory matters were $450,000 and a $591,000 credit for the three months ended September 30, 2014 and 2013, respectively.  For the nine months ended September 30, 2014 and 2013, the net costs were $1.6 million and $1.4 million respectively.

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

On January 29, 2014 defendants in North filed a motion to transfer that case to Delaware under 28 U.S.C § 1404(a). On February 12, 2014, defendants in KBC filed a motion to dismiss that case pursuant to Federal Rules of Civil Procedure 23.1 and 12(b)(6).  On September 19, 2014, the Ohio court granted defendants’ motion to transfer North to Delaware.  Following that decision and in light of that transfer, on September 29, 2014, the Delaware court denied without prejudice defendants’ motion to dismiss KBC, and referred both cases to Magistrate Judge Burke.  Defendants intend to renew their motion to dismiss the claims and allegations in KBC once it has been determined how these two cases are to proceed.  On October 15, 2014, the plaintiff in KBC filed a motion seeking to consolidate KBC and North, to have plaintiff KBC appointed the sole lead plaintiff and its counsel, Motley Rice, sole lead counsel, and to designate KBC the sole operative complaint.  Plaintiff North has indicated that she does not oppose consolidation of the two cases, but otherwise opposes KBC’s motion with regard to the appointment of lead plaintiff and lead counsel and designation of the operative complaint.  On October 20, 2014, the Court stayed Defendants’ obligation to answer, move, or otherwise respond to the complaints in KBC and North pending further order of the Court.

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

Results of Operations
Three months ended September 30, 2014 versus  2013 - Consolidated Results
Our service revenues and sales for the third quarter of 2014 increased 5.1% versus services and sales revenues for the third quarter of 2013.  Of this increase, $11.4 million was attributable to VITAS and a $6.1 million increase at Roto-Rooter.  The following chart shows the components of those changes (in thousands):

	Increase/(Decrease)
	Amount	Percent
VITAS
Routine homecare	$8,489	4.3
Continuous care	2,027	5.6
General inpatient	188	0.8
Medicare cap	679	21.4
Roto-Rooter
Plumbing	996	2.5
Drain cleaning	92	0.3
Contractor operations	697	8.7
Other	4,335	70.0
Total	$17,503	5.1

The increase in VITAS’ revenues for the third quarter of 2014 versus the third quarter of 2013 was a combination of Medicare reimbursement rates increasing approximately 1.4% and a 2.8% increase in ADC.  In the third quarter of 2014, VITAS recorded a net revenue reduction of $2.5 million related to the recording of Medicare Cap liability for two programs’ 2014 Medicare cap billing limitation which compares to a revenue reduction of $3.2 million in the same quarter of 2013.  The ADC increase was driven by a 2.8% increase in routine homecare and a 3.8% increase in continuous care.  Over 90% of VITAS’ service revenues for the period were from Medicare and Medicaid.

The increase in plumbing revenues for the third quarter of 2014 versus 2013 is attributable to a 3.6% decrease in job count, offset by a 6.3% increase in a combination of price and service mix shift.  Drain cleaning revenues for the third quarter of 2014 versus 2013 reflect a 3.9% decrease in the number of jobs performed, offset by a 4.2% increase in a combination of price and service mix shift.  Other Roto-Rooter revenue increased 70.0% mainly as a result of an increase in our water restoration line of business.   Water restoration is the remediation of water and humidity damage after a flood.

The consolidated gross margin was 28.4% in the third quarter of 2014 as compared with 28.7% in the third quarter of 2013.  On a segment basis, VITAS’ gross margin was 22.0% in the third quarter of 2014 and 22.3% in the third quarter of 2013.  The Roto-Rooter segment’s gross margin was 46.9% for the third quarter of 2014 as compared with 47.3% for the third quarter of 2013.

Selling, general and administrative expenses (“SG&A”) comprise (in thousands):

	Three months ended September 30,
	2014	2013
SG&A expenses before the impact of market gains/(losses) of deferred compensation
plans, long-term incentive compensation, and OIG investigation expenses	$51,218	$49,595
Long-term incentive compensation	1,002	55
Net expenses/(cost recovery) related to OIG investigation	450	(591)
Market value gains/(losses) related to assets held in deferred compensation
trusts	896	(189)
Total SG&A expenses	$53,566	$48,870

SG&A expenses before long-term incentive compensation, expenses related to OIG investigation and the impact of market gains of deferred compensation plans for the third quarter of 2014 were up 3.3% when compared to the third quarter of 2013 as a result of normal salary increases and favorable insurance accrual adjustments in 2013.

Other operating expenses decreased $11.5 million in the third quarter of 2014 when compared to the third quarter of 2013 as a result of lawsuit settlements at Vitas and Roto-Rooter in 2013 that did not repeat in 2014.

Other income - net comprise (in thousands):

	Three months ended September 30,
	2014	2013
Market value gains/(losses) on assets held in
deferred compensation trusts	$896	$(189)
Loss on disposal of property and equipment	(167)	(101)
Interest income - net	(13)	192
Other	(11)	8
Total other income - net	$705	$(90)

Our effective income tax rate was 38.4% in the third quarter of 2014 compared to 32.0% for the third quarter of 2013.  This is a result of a $1.8 million credit recorded in the third quarter of 2013 related to the expiration of tax statutes for uncertain tax positions recorded in prior years that did not recur in 2014.

Net income for both periods included the following after-tax items/adjustments that reduced or increased after-tax earnings (in thousands):

	Three months ended September 30,
	2014	2013
VITAS
Litigation settlements	$-	$(6,510)
Net cost recovery/(expenses) related to OIG investigation	(279)	367
Acquisition expenses	-	(11)
Roto-Rooter
Net recoveries related to litigation settlements	143	-
Litigation settlements	-	(584)
Expenses related to litigation settlements	-	(269)
Acquisition expenses	-	(1)
Corporate
Stock option expense	(615)	(1,030)
Noncash impact of change in accounting for convertible debt	-	(1,375)
Uncertain tax position adjustments	-	1,782
Long-term incentive compensation	(634)	(34)
Expenses related to securities litigation	(88)	(1)
Total	$(1,473)	$(7,666)

Three months ended September 30, 2014 versus 2013 - Segment Results

The change in after-tax earnings for the third quarter of 2014 versus the third quarter of 2013 is due to (in thousands):

	Increase/(Decrease)
	Amount	Percent
VITAS	$6,985	47.8
Roto-Rooter	1,667	20.4
Corporate	(1,499)	(28.0)
	$7,153	41.0

Results of Operations
Nine months ended September 30, 2014 versus  2013 - Consolidated Results
Our service revenues and sales for the first nine months of 2014 increased 1.1% versus services and sales revenues for the first nine months of 2013.  Of this increase, $926,000 was attributable to VITAS and an $11.2 million increase at Roto-Rooter.  The following chart shows the components of those changes (in thousands):

	Increase/(Decrease)
	Amount	Percent
VITAS
Routine homecare	$7,370	1.2
Continuous care	(5,665)	(4.7)
General inpatient	(2,144)	(2.7)
Medicare cap	1,365	43.2
Roto-Rooter
Plumbing	3,687	2.9
Drain cleaning	(2,336)	(2.2)
Contractor operations	2,546	10.4
Other	7,323	39.3
Total	$12,146	1.1

The increase in VITAS’ revenues for the first nine months of 2014 versus the first nine months of 2013 was a combination of Medicare reimbursement rates increasing approximately 1.4%, offset by a 2.0% decline due to sequestration (which was effective May 1, 2013), an ADC increase of 0.3%, and geographical and level of care mix shift.  In the first nine months of 2014, VITAS recorded a revenue adjustment of $1.8 million related to eliminating the Medicare cap billing limitation recorded in the fourth quarter of 2013 for one program and by the recording of Medicare cap billing limitations for two programs’ liability for the 2014 Medicare cap year.  This compares with a $3.2 million Medicare cap liability recorded in the first nine months of 2013.  The ADC increase was driven by a 0.7% increase in routine homecare, a decrease of 5.3% in continuous care and a decrease of 2.5% in general inpatient.  Over 90% of VITAS’ service revenues for the period were from Medicare and Medicaid.

The increase in plumbing revenues for the first nine months of 2014 versus 2013 is attributable to a 1.1% increase in job count, and a 1.8% increase in price and service mix shift.  Drain cleaning revenues for the first nine months of 2014 versus 2013 reflect a 6.5% decrease in the number of jobs performed, offset by a 4.3% increase in a combination of price and service mix shift.  Other Roto-Rooter revenue increased 39.3% as a result of a increase in our water restoration line of business.  Water restoration is the remediation of water and humidity damage after a flood.

The consolidated gross margin was 28.4% in the first nine months of 2014 which is essentially flat when compared with the first nine months of 2013.  On a segment basis, VITAS’ gross margin was 21.7% in the first nine months of 2014 and 21.9% in the first nine months of 2013.  The Roto-Rooter segment’s gross margin was 46.7% for the first nine months of 2014 as compared with 46.9% for the first nine months of 2013.

Selling, general and administrative expenses (“SG&A”) comprise (in thousands):

	Nine months ended September 30,
	2014	2013
SG&A expenses before the impact of market gains of deferred compensation
plans, long-term incentive compensation, and OIG investigation expenses	$156,582	$152,586
Long-term incentive compensation	1,988	1,161
Expenses related to OIG investigation	1,608	1,444
Market value gains related to assets held in
deferred compensation trusts	2,708	2,346
Total SG&A expenses	$162,886	$157,537

SG&A expenses before long-term incentive compensation, expenses related to OIG investigation and the impact of market gains of deferred compensation plans for the first nine months of 2014 were up 2.6% when compared to the first nine months of 2013 as a result of normal salary increases and favorable insurance accrual adjustments in 2013.

Other operating expenses decreased $26.2 million in the first nine months of 2014 when compared to the first nine months of 2013 as a result of lawsuit settlements at Vitas and Roto-Rooter in 2013 that did not repeat in 2014.

Other income - net comprise (in thousands):

	Nine months ended September 30,
	2014	2013
Market value gains on assets held in deferred
compensation trusts	$2,708	$2,346
Loss on disposal of property and equipment	(493)	(180)
Interest income - net	(5)	1,165
Other	67	(19)
Total other income - net	$2,277	$3,312

Our effective income tax rate was 38.7% in the first nine months of 2014 when compared to 36.8% in the first nine months of 2013.  This increase is a result of a $1.8 million credit recorded in 2013 related to the expiration of tax statutes for uncertain tax positions recorded in prior years.

Net income for both periods included the following after-tax items/adjustments that reduced or increased after-tax earnings (in thousands):

	Nine Months Ended September 30,
	2014	2013
VITAS
Litigation settlements	$-	$(6,510)
Expenses related to litigation settlements	(70)	-
Legal expenses of OIG investigation	(997)	(895)
Acquisition expenses	(1)	(23)
Roto-Rooter
Net recoveries related to litigation settlements	6	-
Litigation settlements	-	(9,551)
Expenses related to litigation settlements	-	(699)
Expenses of severance arrangements	-	(184)
Acquisition expenses	-	(2)
Corporate
Stock option expense	(2,159)	(2,993)
Noncash impact of change in accounting for convertible debt	(2,143)	(4,046)
Uncertain tax position adjustments	-	1,782
Long-term incentive compensation	(1,258)	(734)
Expenses of securities litigation	(207)	(3)
Loss on extinguishment of debt	-	(294)
Total	$(6,829)	$(24,152)

Nine months ended September 30, 2014 versus 2013 - Segment Results

The change in after-tax earnings for the first nine months of 2014 versus the first nine months of 2013 is due to (in thousands):

	Increase/(Decrease)
	Amount	Percent
VITAS	$5,408	9.8
Roto-Rooter	11,381	59.2
Corporate	(1,585)	(7.9)
	$15,204	28.0

CHEMED CORPORATION AND SUBSIDIARY COMPANIES
CONSOLIDATING STATEMENT OF INCOME
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2014
(in thousands)(unaudited)

	VITAS	Roto-Rooter	Corporate	Chemed Consolidated
2014 (a)
Service revenues and sales	$265,384	$93,005	$-	$358,389
Cost of services provided and goods sold	207,105	49,340	-	256,445
Selling, general and administrative expenses	20,224	25,682	7,660	53,566
Depreciation	4,530	2,772	148	7,450
Amortization	205	114	398	717
Total costs and expenses	232,064	77,908	8,206	318,178
Income/(loss) from operations	33,320	15,097	(8,206)	40,211
Interest expense	(55)	(87)	(838)	(980)
Intercompany interest income/(expense)	1,660	760	(2,420)	-
Other income/(expense)—net	(189)	(2)	896	705
Income/(expense) before income taxes	34,736	15,768	(10,568)	39,936
Income taxes	(13,143)	(5,920)	3,712	(15,351)
Net income/(loss)	$21,593	$9,848	$(6,856)	$24,585

(a) The following amounts are included in net income (in thousands):
				Chemed
	VITAS	Roto-Rooter	Corporate	Consolidated
Pretax benefit/(cost):
Stock option expense	$-	$-	$(977)	$(977)
Long-term incentive compensation	-	-	(1,002)	(1,002)
Net recoveries related to litigation settlements	-	234	-	234
Expenses related to securities litigation	-	-	(138)	(138)
Expenses related to OIG investigation	(450)	-	-	(450)
Total	$(450)	$234	$(2,117)	$(2,333)

				Chemed
	VITAS	Roto-Rooter	Corporate	Consolidated
After-tax benefit/(cost):
Stock option expense	$-	$-	$(615)	$(615)
Long-term incentive compensation	-	-	(634)	(634)
Net recoveries related to litigation settlements	-	143	-	143
Expenses related to securities litigation	-	-	(88)	(88)
Expenses related to OIG investigation	(279)	-	-	(279)
Total	$(279)	$143	$(1,337)	$(1,473)

CHEMED CORPORATION AND SUBSIDIARY COMPANIES
CONSOLIDATING STATEMENT OF INCOME
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2013
(in thousands)(unaudited)

	VITAS	Roto-Rooter	Corporate	Chemed Consolidated
2013 (a)
Service revenues and sales	$254,001	$86,885	$-	$340,886
Cost of services provided and goods sold	197,387	45,797	-	243,184
Selling, general and administrative expenses	18,637	25,009	5,224	48,870
Depreciation	4,545	2,292	134	6,971
Amortization	538	151	501	1,190
Other operating expenses	10,500	961	-	11,461
Total costs and expenses	231,607	74,210	5,859	311,676
Income/(loss) from operations	22,394	12,675	(5,859)	29,210
Interest expense	(48)	(82)	(3,370)	(3,500)
Intercompany interest income/(expense)	1,231	579	(1,810)	-
Other income/(expense)—net	73	8	(171)	(90)
Income/(expense) before income taxes	23,650	13,180	(11,210)	25,620
Income taxes	(9,042)	(4,999)	5,853	(8,188)
Net income/(loss)	$14,608	$8,181	$(5,357)	$17,432

(a) The following amounts are included in net income (in thousands):

	VITAS	Roto-Rooter	Corporate	Chemed Consolidated
Pretax benefit/(cost):
Stock option expense	$-	$-	$(1,629)	$(1,629)
Noncash impact of accounting for convertible debt	-	-	(2,174)	(2,174)
Long-term incentive compensation	-	-	(55)	(55)
Litigation settlements	(10,500)	(961)	-	(11,461)
Expenses related to litigation settlements	-	(443)	-	(443)
Expenses related to securities litigation	-	-	(1)	(1)
Acquisition expenses	(18)	(3)	-	(21)
Net cost recovery related to OIG investigation	591	-	-	591
Total	$(9,927)	$(1,407)	$(3,859)	$(15,193)

	VITAS	Roto-Rooter	Corporate	Chemed Consolidated
After-tax benefit/(cost):
Stock option expense	$-	$-	$(1,030)	$(1,030)
Noncash impact of accounting for convertible debt	-	-	(1,375)	(1,375)
Long-term incentive compensation	-	-	(34)	(34)
Litigation settlements	(6,510)	(584)	-	(7,094)
Uncertain tax position adjustments	-	-	1,782	1,782
Expenses related to litigation settlements	-	(269)	-	(269)
Expenses related to securities litigation	-	-	(1)	(1)
Acquisition expenses	(11)	(1)	-	(12)
Net cost recovery related to OIG investigation	367	-	-	367
Total	$(6,154)	$(854)	$(658)	$(7,666)

CHEMED CORPORATION AND SUBSIDIARY COMPANIES
CONSOLIDATING STATEMENT OF INCOME
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2014
(in thousands)(unaudited)

	VITAS	Roto-Rooter	Corporate	Chemed Consolidated
2014 (a)
Service revenues and sales	$789,822	$287,049	$-	$1,076,871
Cost of services provided and goods sold	618,315	152,956	-	771,271
Selling, general and administrative expenses	62,939	78,569	21,378	162,886
Depreciation	13,709	7,732	430	21,871
Amortization	829	397	1,235	2,461
Total costs and expenses	695,792	239,654	23,043	958,489
Income/(loss) from operations	94,030	47,395	(23,043)	118,382
Interest expense	(167)	(295)	(6,762)	(7,224)
Intercompany interest income/(expense)	4,520	2,090	(6,610)	-
Other income/(expense)—net	(577)	137	2,717	2,277
Income/(expense) before income taxes	97,806	49,327	(33,698)	113,435
Income taxes	(37,161)	(18,728)	11,976	(43,913)
Net income/(loss)	$60,645	$30,599	$(21,722)	$69,522

(a) The following amounts are included in net income (in thousands):
	VITAS	Roto-Rooter	Corporate	Chemed Consolidated
Pretax benefit/(cost):
Stock option expense	$-	$-	$(3,430)	$(3,430)
Noncash impact of accounting for convertible debt	-	-	(3,389)	(3,389)
Long-term incentive compensation	-	-	(1,988)	(1,988)
Net recoveries/(expenses) related to litigation settlements	(113)	9	-	(104)
Expenses related to securities litigation	-	-	(327)	(327)
Acquisition expenses	(1)	-	-	(1)
Expenses related to OIG investigation	(1,608)	-	-	(1,608)
Total	$(1,722)	$9	$(9,134)	$(10,847)

	VITAS	Roto-Rooter	Corporate	Chemed Consolidated
After-tax benefit/(cost):
Stock option expense	$-	$-	$(2,159)	$(2,159)
Noncash impact of accounting for convertible debt	-	-	(2,143)	(2,143)
Long-term incentive compensation	-	-	(1,258)	(1,258)
Net recoveries/(expenses) related to litigation settlements	(70)	6	-	(64)
Expenses related to securities litigation	-	-	(207)	(207)
Acquisition expenses	(1)	-	-	(1)
Expenses related to OIG investigation	(997)	-	-	(997)
Total	$(1,068)	$6	$(5,767)	$(6,829)

CHEMED CORPORATION AND SUBSIDIARY COMPANIES
CONSOLIDATING STATEMENT OF INCOME
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2013
(in thousands)(unaudited)

	VITAS	Roto-Rooter	Corporate	Chemed Consolidated
2013 (a)
Service revenues and sales	$788,896	$275,829	$-	$1,064,725
Cost of services provided and goods sold	616,334	146,516	-	762,850
Selling, general and administrative expenses	61,304	76,901	19,332	157,537
Depreciation	13,579	6,685	401	20,665
Amortization	1,564	454	1,480	3,498
Other operating expenses	10,500	15,721	-	26,221
Total costs and expenses	703,281	246,277	21,213	970,771
Income/(loss) from operations	85,615	29,552	(21,213)	93,954
Interest expense	(145)	(239)	(10,907)	(11,291)
Intercompany interest income/(expense)	2,940	1,443	(4,383)	-
Other income/(expense)—net	878	42	2,392	3,312
Income/(expense) before income taxes	89,288	30,798	(34,111)	85,975
Income taxes	(34,051)	(11,580)	13,974	(31,657)
Net income/(loss)	$55,237	$19,218	$(20,137)	$54,318

(a) The following amounts are included in net income (in thousands):
	VITAS	Roto-Rooter	Corporate	Chemed Consolidated
Pretax benefit/(cost):
Stock option expense	$-	$-	$(4,732)	$(4,732)
Noncash impact of accounting for convertible debt	-	-	(6,397)	(6,397)
Long-term incentive compensation	-	-	(1,161)	(1,161)
Expenses of severance arrangements	-	(302)	-	(302)
Loss on extinguishment of debt	-	-	(465)	(465)
Litigation settlements	(10,500)	(15,721)	-	(26,221)
Expenses related to litigation settlements	-	(1,151)	-	(1,151)
Expenses related to securities litigation	-	-	(4)	(4)
Acquisition expenses	(38)	(4)	-	(42)
Expenses of OIG investigation	(1,444)	-	-	(1,444)
Total	$(11,982)	$(17,178)	$(12,759)	$(41,919)

	VITAS	Roto-Rooter	Corporate	Chemed Consolidated
After-tax benefit/(cost):
Stock option expense	$-	$-	$(2,993)	$(2,993)
Noncash impact of accounting for convertible debt	-	-	(4,046)	(4,046)
Long-term incentive compensation	-	-	(734)	(734)
Uncertain tax position position adjustments	-	-	1,782	1,782
Expenses of severance arrangements	-	(184)	-	(184)
Loss on extinguishment of debt	-	-	(294)	(294)
Litigation settlements	(6,510)	(9,551)	-	(16,061)
Expenses related to litigation settlements	-	(699)	-	(699)
Expenses related to securities litigation	-	-	(3)	(3)
Acquisition expenses	(23)	(2)	-	(25)
Expenses of OIG investigation	(895)	-	-	(895)
Total	$(7,428)	$(10,436)	$(6,288)	$(24,152)

Unaudited Consolidating Summary and Reconciliation of Adjusted EBITDA

Chemed Corporation and Subsidiary Companies
(in thousands)
For the three months ended September 30, 2014	VITAS	Roto-Rooter	Corporate	Chemed Consolidated

Net income/(loss)	$21,593	$9,848	$(6,856)	$24,585
Add/(deduct):			-
Interest expense	55	87	838	980
Income taxes	13,143	5,920	(3,712)	15,351
Depreciation	4,530	2,772	148	7,450
Amortization	205	114	398	717
EBITDA	39,526	18,741	(9,184)	49,083
Add/(deduct):
Intercompany interest expense/(income)	(1,660)	(760)	2,420	-
Interest income	23	(9)	(1)	13
Expenses related to OIG investigation	450	-	-	450
Net recoveries related to litigation settlements	-	(234)	-	(234)
Advertising cost adjustment	-	(483)	-	(483)
Stock option expense	-	-	977	977
Long-term incentive compensation	-	-	1,002	1,002
Expenses related to securities litigation	-	-	138	138
Adjusted EBITDA	$38,339	$17,255	$(4,648)	$50,946

For the three months ended September 30, 2013	VITAS	Roto-Rooter	Corporate	Chemed Consolidated

Net income/(loss)	$14,608	$8,181	$(5,357)	$17,432
Add/(deduct):
Interest expense	48	82	3,370	3,500
Income taxes	9,042	4,999	(5,853)	8,188
Depreciation	4,545	2,292	134	6,971
Amortization	538	151	501	1,190
EBITDA	28,781	15,705	(7,205)	37,281
Add/(deduct):
Intercompany interest expense/(income)	(1,231)	(579)	1,810	-
Interest income	(163)	(10)	(19)	(192)
Expenses related to OIG investigation	(591)	-	-	(591)
Acquisition expenses	18	3	-	21
Litigation settlements	10,500	961	-	11,461
Advertising cost adjustment	-	(369)	-	(369)
Expenses related to litigation settlements	-	443	-	443
Long-term incentive compensation	-	-	55	55
Stock option expense	-	-	1,629	1,629
Expenses of securities litigation	-	-	1	1
Adjusted EBITDA	$37,314	$16,154	$(3,729)	$49,739

Unaudited Consolidating Summary and Reconciliation of Adjusted EBITDA

Chemed Corporation and Subsidiary Companies
(in thousands)				Chemed
For the nine months ended September 30, 2014	VITAS	Roto-Rooter	Corporate	Consolidated

Net income/(loss)	$60,645	$30,599	$(21,722)	$69,522
Add/(deduct):
Interest expense	167	295	6,762	7,224
Income taxes	37,161	18,728	(11,976)	43,913
Depreciation	13,709	7,732	430	21,871
Amortization	829	397	1,235	2,461
EBITDA	112,511	57,751	(25,271)	144,991
Add/(deduct):
Intercompany interest expense/(income)	(4,520)	(2,090)	6,610	-
Interest income	43	(28)	(10)	5
Expenses related to OIG investigation	1,608	-	-	1,608
Acquisition expenses	1	-	-	1
Net expenses/(recoveries) related to litigation settlements	113	(9)	-	104
Advertising cost adjustment	-	(1,623)	-	(1,623)
Stock option expense	-	-	3,430	3,430
Long-term incentive compensation	-	-	1,988	1,988
Expenses related to securities litigation	-	-	327	327
Adjusted EBITDA	$109,756	$54,001	$(12,926)	$150,831

				Chemed
For the nine months ended September 30, 2013	VITAS	Roto-Rooter	Corporate	Consolidated

Net income/(loss)	$55,237	$19,218	$(20,137)	$54,318
Add/(deduct):
Interest expense	145	239	10,907	11,291
Income taxes	34,051	11,580	(13,974)	31,657
Depreciation	13,579	6,685	401	20,665
Amortization	1,564	454	1,480	3,498
EBITDA	104,576	38,176	(21,323)	121,429
Add/(deduct):
Intercompany interest expense/(income)	(2,940)	(1,443)	4,383	-
Interest income	(1,051)	(66)	(48)	(1,165)
Expenses related to OIG investigation	1,444	-	-	1,444
Acquisition expenses	38	4	-	42
Litigation settlement	10,500	15,721	-	26,221
Advertising cost adjustment	-	(1,343)	-	(1,343)
Cost of severance arrangements	-	302	-	302
Expenses related to litigation settlements	-	1,151	-	1,151
Long-term incentive compensation	-	-	1,161	1,161
Stock option expense	-	-	4,732	4,732
Expenses related to securities litigation	-	-	4	4
Adjusted EBITDA	$112,567	$52,502	$(11,091)	$153,978

CHEMED CORPORATION AND SUBSIDIARY COMPANIES
RECONCILIATION OF ADJUSTED NET INCOME
(in thousands, except per share data)(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net income as reported	$24,585	$17,432	$69,522	$54,318

Add/(deduct) after-tax cost of:
Net expenses/(recoveries) related to litigation settlements	(143)	269	64	699
Uncertain tax position adjustments	-	(1,782)	-	(1,782)
Additional interest expense resulting from the change in accounting
for the conversion feature of the convertible notes	-	1,375	2,143	4,046
Stock option expense	615	1,030	2,159	2,993
Net expenses/(cost recovery) of OIG investigation	279	(367)	997	895
Long-term incentive compensation	634	34	1,258	734
Litigation settlements	-	7,094	-	16,061
Acquisition expenses	-	12	1	25
Loss on extinguishment of debt	-	-	-	294
Expenses of severance arrangements	-	-	-	184
Expenses related to securities litigation	88	1	207	3
Adjusted net income	$26,058	$25,098	$76,351	$78,470

Diluted Earnings Per Share As Reported
Net income	$1.39	$0.94	$3.87	$2.89
Average number of shares outstanding	17,627	18,522	17,968	18,824

Adjusted Diluted Earnings Per Share
Adjusted net income	$1.48	$1.36	$4.28	$4.17
Adjusted average number of shares outstanding*	17,627	18,522	17,833	18,824

* Adjusted diluted average shares outstanding excludes the estimated dilutive impact of the Convertible Notes prior to conversion of these Notes on May 15, 2014 (135,000 shares for the nine months ended September 30, 2014) as this impact was entirely offset upon the exercise of the note hedges on May 15, 2014.

CHEMED CORPORATION AND SUBSIDIARY COMPANIES
OPERATING STATISTICS FOR VITAS SEGMENT
(unaudited)
	Three Months Ended September 30,		Nine Months Ended September 30,
OPERATING STATISTICS	2014	2013	2014	2013
Net revenue ($000)
Homecare	$204,965	$196,476	$600,780	$593,410
Inpatient	25,012	24,824	77,037	79,181
Continuous care	37,907	35,880	113,801	119,466
Total before Medicare cap allowance	$267,884	$257,180	$791,618	$792,057
Medicare cap allowance	(2,500)	(3,179)	(1,796)	(3,161)
Total	$265,384	$254,001	$789,822	$788,896
Net revenue as a percent of total before Medicare cap allowances
Homecare	76.5%	76.4%	75.9%	74.9%
Inpatient	9.3	9.7	9.7	10.0
Continuous care	14.2	14.0	14.5	15.2
Total before Medicare cap allowance	100.0	100.1	100.1	100.1
Medicare cap allowance	(0.9)	(1.3)	(0.2)	(0.4)
Total	99.1%	98.8%	99.9%	99.7%
Average daily census (days)
Homecare	10,662	10,373	10,562	10,482
Nursing home	2,999	2,911	2,940	2,928
Routine homecare	13,661	13,284	13,502	13,410
Inpatient	417	417	429	440
Continuous care	561	540	568	600
Total	14,639	14,241	14,499	14,450
Total Admissions	15,653	14,555	47,777	47,413
Total Discharges	15,460	14,971	47,139	47,603
Average length of stay (days)	83.7	82.2	82.4	81.3
Median length of stay (days)	15.0	16.0	15.0	15.0
ADC by major diagnosis
Neurological	32.7%	37.8%	35.0%	36.8%
Cancer	17.3	17.1	17.4	17.0
Cardio	17.6	13.9	16.6	12.8
Respiratory	8.0	7.8	7.9	7.5
Other	24.4	23.4	23.1	25.9
Total	100.0%	100.0%	100.0%	100.0%
Admissions by major diagnosis
Neurological	18.2	21.0%	20.6%	20.3%
Cancer	34.0	34.4	33.3	33.0
Cardio	15.2	13.8	14.8	13.0
Respiratory	9.1	9.0	9.5	9.3
Other	23.5	21.8	21.8	24.4
Total	100.0%	100.0%	100.0%	100.0%
Direct patient care margins
Routine homecare	53.8%	52.5%	53.4%	52.2%
Inpatient	4.9	1.7	5.4	5.6
Continuous care	17.4	14.8	17.2	15.8
Homecare margin drivers (dollars per patient day)
Labor costs	$53.65	$54.64	$54.31	$55.61
Drug costs	6.64	7.52	7.04	7.55
Home medical equipment	6.09	6.67	6.07	6.69
Medical supplies	3.22	2.83	3.20	2.96
Inpatient margin drivers (dollars per patient day)
Labor costs	$345.18	$354.09	$344.05	$339.84
Continuous care margin drivers (dollars per patient day)
Labor costs	$584.99	$594.25	$586.60	$592.15
Bad debt expense as a percent of revenues	1.0%	0.9%	1.0%	0.9%
Accounts receivable --
Days of revenue outstanding- excluding unapplied Medicare payments	38.1	34.6	n.a	n.a
Days of revenue outstanding- including unapplied Medicare payments	36.3	21.9	n.a	n.a

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

Item 3.   Quantitative and Qualitative Disclosures about Market Risk
The Company’s primary market risk exposure relates to interest rate risk exposure through its variable interest line of credit.  At September 30, 2014, the Company had $173.6 million of variable rate debt outstanding.  For each $10 million dollars borrowed under the credit facility, an increase or decrease of 100 basis points (1% point), increases or decreases the Company’s annual interest expense by $100,000.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

                 Item 2(c). Purchases of Equity Securities by Issuer and Affiliated Purchasers

The following table shows the activity related to our share repurchase program for the first nine months of 2014:

	Total Number	Weighted	Cumulative Shares	Dollar Amount
	of Shares	Price Paid Per	Repurchased Under	Remaining Under
	Repurchased	Share	the Program	The Program

February 2011 Program
January 1 through January 31, 2014	-	$-	4,891,885	$21,828,041
February 1 through February 28, 2014	132,934	82.50	5,024,819	110,860,736
March 1 through March 31, 2014	250,000	88.06	5,274,819	$88,845,624

First Quarter Total	382,934	$86.13

April 1 through April 30, 2014	-	$-	5,274,819	$88,845,624
May 31 through May 31, 2014	300,000	85.04	5,574,819	63,334,823
June 1 through June 30, 2014	-	-	5,574,819	$63,334,823

Second Quarter Total	300,000	$85.04

July 1 through July 31, 2014	-	$-	5,574,819	$63,334,823
August 1 through August 31, 2014	358,178	101.35	5,932,997	27,032,332
September 1 through September 30, 2014	41,822	103.00	5,974,819	$22,724,648

Third Quarter Total	400,000	$101.53

On February 21, 2014, our Board of Directors authorized an additional $100 million under the February 2011 Repurchase

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Mine Safety Disclosures

None

Item 5.	Other Information

None

Item 6.   Exhibits

Exhibit No.	Description

31.1	Certification by Kevin J. McNamara pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act of 1934.

31.2	Certification by David P. Williams pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act of 1934.

31.3	Certification by Arthur V. Tucker, Jr. pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act of 1934.

32.1	Certification by Kevin J. McNamara pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by David P. Williams pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.3	Certification by Arthur V. Tucker, Jr. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Chemed Corporation
(Registrant)

Dated:	November 5, 2014	By:	/s/ Kevin J. McNamara
Kevin J. McNamara
(President and Chief Executive Officer)

Dated:	November 5, 2014	By:	/s/ David P. Williams
David P. Williams
(Executive Vice President and Chief Financial Officer)

Dated:	November 5, 2014	By:	/s/ Arthur V. Tucker, Jr.
Arthur V. Tucker, Jr.
(Vice President and Controller)