Form 10-K
period 2014-12-31
CHEMED CORP
filed 2015-02-27
CIK 19584

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT
PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

☑	For the fiscal year ended December 31, 2014

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing price of said stock on the New York Stock Exchange – Composite Transaction Listing on June 30, 2014 ($93.72 per share), was $1,575,785,587.

At February 13, 2015, 16,999,406 shares of Chemed Capital Stock (par value $1 per share) were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Document	Where Incorporated
2014 Annual Report to Stockholders (specified portions) Proxy Statement for Annual Meeting to be held May 18, 2015	Parts I, II, and IV Part III

CHEMED CORPORATION
2014 FORM 10-K ANNUAL REPORT

Table of Contents

PART I

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

During 2014, Chemed conducted its business operations in two segments: the VITAS segment (VITAS) and the Roto-Rooter segment (Roto-Rooter).  VITAS provides hospice and palliative care services to its patients through a network of physicians, registered nurses, home health aides, social workers, clergy and volunteers.  Roto-Rooter provides plumbing and drain cleaning services to both residential and commercial customers.

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

Financial Information about Industry Segments

The required segment and geographic data for the Company’s continuing operations (as described below) for three years ended December 31, 2012, 2013 and 2014 are shown in Note 5 of the Notes to Consolidated Financial Statements on pages 57-59 of the 2014 Annual Report to Stockholders and are incorporated herein by reference.

Description of Business by Segment

The information called for by this item is included within Note 5 of the Notes to Consolidated Financial Statements appearing on pages 57-59 of the 2014 Annual Report to Stockholders is incorporated herein by reference.

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

“VITAS” and “Innovative Hospice Care” are trademarks and servicemarks of VITAS Healthcare Corporation.  The Company and its subsidiaries also own certain trade secrets including training manuals, cost information, patient information and software source codes.  Certain states require certificates of need to conduct hospice operations.  In those states, we consider certificates of need valuable assets.

Seasonality

Roto-Rooter’s revenue and operating results are impacted by significant weather patterns across the United States.  Significant changes in precipitation or temperatures in areas we have significant company-owned operations will generally affect the revenue and operating results at Roto-Rooter.

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

VITAS

Hospice care in the United States is competitive.  Because programs for hospice services are generally uniform, VITAS competes primarily on the basis of its ability to deliver quality, responsive services.  VITAS is one of the nation’s largest providers of hospice services in an industry dominated primarily by small, non-profit, community-based hospices.  Approximately 30% of all hospices are not-for-profit.  Because the hospice care industry is highly fragmented, VITAS competes with a large number of organizations.

VITAS also competes with a number of national and regional hospice providers, hospitals, nursing homes, home health agencies and other health care providers.  Many providers offer home care to patients who are terminally ill, and some actively market palliative care and hospice-like programs.  In addition, various health care companies have diversified into the hospice market.  Some of these health care companies have greater financial resources than VITAS.  Relatively few barriers to entry exist in the majority of markets served by VITAS.  Accordingly, other companies that are not currently providing hospice care may enter these markets and expand the variety of services they offer to include hospice.

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

Levels of Care.  Medicare pays for hospice services on a prospective payment system basis under which VITAS receives an established payment rate for each day that it provides hospice services to a Medicare beneficiary.  These rates are subject to annual adjustments for inflation and vary based upon the geographic location where the services are provided.  The rate VITAS receives depends on which level of care is being provided to the beneficiary.

There are four levels of care and related reimbursement within the Medicare Hospice Benefit.  These levels of care are Routine Home Care, Continuous Care, Inpatient Care and Respite Care.  Medicare hospice providers are required, under Medicare’s Conditions of Participation and their regulations, to provide all four levels of care, when appropriate.

Vitas, as required under Medicare’s Conditions of Participation and their regulations, has the ability to provide all levels of care to its patients.  The actual level of care a patient receives on any given day is based upon the clinical needs of the patient.

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

Medicare Payment for Physician Services.  Payment for direct patient care physician services delivered by hospice physicians is billed separately by the hospice to the Medicare fiscal intermediary and paid at the lesser of the actual charge or the Medicare allowable charge for these services.  This payment is in addition to the per diem rates VITAS receives for hospice care.  Payment for hospice physicians’ administrative and general supervisory activities is included in the daily rates discussed above.  Payments for attending physician professional services (other than services furnished by hospice physicians) are not paid to the hospice, but rather are paid directly to the attending physician by the Medicare fiscal intermediary.  For fiscal 2014, approximately 2% of VITAS’ net revenue was attributable to physician services.

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

Second, Medicare payments to a hospice are also subject to a separate cap based on overall average payments per admission.  Any payments exceeding this overall hospice cap must be refunded by the hospice.  This cap was set at $26,725.79 per admission for the twelve-month period ended on October 31, 2014, and is adjusted annually to account for inflation.  VITAS’ hospices may be subject to future payment reductions or recoupments as the result of this cap.

Medicare Managed Care Programs.  The Medicare program has entered into contracts with managed care companies to provide managed care benefits to Medicare beneficiaries who elect to participate in managed care programs.  These managed care programs are commonly referred to as Medicare HMOs, Medicare + Choice or Medicare risk products.  VITAS provides hospice care to Medicare beneficiaries who participate in these managed care programs, and VITAS is paid for services provided to these beneficiaries in the same way and at the same rates as those of other Medicare beneficiaries who are not in a Medicare managed care program.  Under current Medicare policy, Medicare pays the hospice directly for services provided to these managed care program participants.

Overview of Government Payments – Medicaid

Medicaid Coverage and Reimbursements.  State Medicaid programs are another source of VITAS’ net patient revenue.  Medicaid is a state-administered program financed by state funds and matching federal funds to provide medical assistance to the indigent and certain other eligible persons.  In 1986, hospice services became an optional state Medicaid benefit.  For those states that elect to provide a hospice benefit, the Medicaid program is required to pay the hospice at rates at least equal to the rates provided under Medicare and calculated using the same methodology.  States maintain flexibility to establish their own hospice election procedures and to limit the number and duration of benefit periods for which they will pay for hospice services.  Reimbursement from state Medicaid programs in 2014 accounted for 5% of VITAS’ revenues.

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

In June 2011, the U.S. Attorney provided the Company with a partially unsealed qui tam complaint filed under seal in the U.S. District Court for the Western District of Texas,  United States, et al. ex rel. Urick v. VITAS HME Solutions, Inc. et al., 5:08-cv-0663 (“Urick”).  The U.S. Attorney filed a notice in May 2012 stating that it had decided not to intervene in the case at that time but indicating that it continues to investigate the allegations.  In June 2012, the complaint was unsealed.  The complaint asserts violations of the federal False Claims Act and the Texas Medicaid Fraud Prevention Act based on allegations of a conspiracy to submit to Medicare and Medicaid false claims involving hospice services for ineligible patients, unnecessary medical supplies, failing to satisfy certain prerequisites for payment, and altering patient records, including backdating patient revocations.  The suit was brought by Barbara Urick, a then registered nurse in VITAS’s San Antonio program, against VITAS, certain of its affiliates, and several former VITAS employees, including physicians Justo Cisneros and Antonio Cavasos and nurses Sally Schwenk, Diane Anest, and Edith Reed.  In September 2012 and July 2013, the plaintiff dismissed all claims against the individual defendants.  The complaint was served on the VITAS entities on April 12, 2013.

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

The net costs incurred related to U.S. v. Vitas and related regulatory matters were $2.1 million, $2.1 million and $1.2 million for 2014, 2013 and 2012 respectively.

Federal False Claims Acts.  The federal law includes several criminal and civil false claims provisions, which provide that knowingly submitting claims for items or services that were not provided as represented may result in the imposition of multiple damages, administrative civil money penalties, criminal fines, imprisonment, and/or exclusion from participation in federally funded healthcare programs, including Medicare and Medicaid.  In addition, the OIG may impose extensive and costly corporate integrity requirements upon a healthcare provider that is the subject of a false claims judgement or settlement.  These requirements may include the creation of a formal compliance program, the appointment of a government monitor, and the imposition of annual reporting requirements and audits conducted by an independent review organization to monitor compliance with the terms of the agreement and relevant laws and regulations.  The Affordable Care Act also contains provisions aimed at strengthening fraud and abuse enforcement.

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

Health Information Practices.  There currently are numerous legislative and regulatory initiatives at both the state and federal levels that address patient privacy concerns.  In particular, federal regulations issued under the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) and the Health Information Technology for Electronic and Clinical Health Act (“HITECH”) require VITAS to protect the privacy and security of patients’ individual health information.  HIPAA and HITECH do not automatically preempt applicable state laws and regulations concerning VITAS’ use, disclosure and maintenance of patient health information, which means that VITAS is subject to a complex regulatory scheme that, in many instances, requires VITAS to comply with both federal and state laws and regulations.

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

At December 31, 2014, the Company’s accrual for its estimated liability for potential environmental cleanup and related costs arising from the 1991 sale of DuBois Chemicals Inc. (“DuBois”) amounted to $1.7 million.  Of this balance, $901,000 is included in other liabilities and $826,000 is included in other current liabilities.  The Company is contingently liable for additional DuBois-related environmental cleanup and related costs up to a maximum of $14.9 million.  On the basis of a continuing evaluation of the Company’s potential liability, and in consultation with the Company’s environmental attorney, management believes that it is not probable this additional liability will be paid.  Accordingly, no provision for this contingent liability has been recorded.  Although it is not presently possible to reliably project the timing of payments related to the Company’s potential liability for environmental costs, management believes that any adjustments to its recorded liability will not materially adversely affect its financial position or results of operations.

The Company, to the best of its knowledge, is currently in compliance in all material respects with the environmental laws and regulations affecting its operations.  Such environmental laws, regulations and enforcement proceedings have not required the Company to make material increases in or modifications to its capital expenditures and they have not had a material adverse effect on sales or net income.  Capital expenditures for the purpose of complying with environmental laws and regulations during 2015 and 2016 with respect to continuing operations are not expected to be material in amount; there can be no assurance, however, that presently unforeseen legislative enforcement actions will not require additional expenditures.

Employees

On December 31, 2014, Chemed Corporation had a total of 14,190 employees.

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

Cybersecurity

In the normal course of business, our information technology systems hold sensitive customer information including names, addresses and partial credit card information.  Additionally, we utilize those same systems to perform our day-to-day activities, such as receiving customer calls, dispatching technicians to jobs and maintaining an accurate record of all transactions.  We have not experienced any known attacks on our information technology systems that compromised customer data or the Company’s proprietary data.  We maintain our information technology systems with safeguard protection against cyber-attacks including intrusion detection and protection services, firewalls and virus detection software.  Additionally, on a quarterly basis, we test our information technology systems using cyber-attack software and methods to learn how a successful attack may be made.  We remedy any issues encountered during these tests.  However, these safeguards do not ensure that a significant cyber-attack could not occur.  A successful attack on our information technology systems could have significant consequences to the business including liability for compromised customer information and business interruption.

Roto-Rooter’s success is highly dependent on its brand reputation

Roto-Rooter’s national reputation and brand image for performing necessary, high quality services in a timely manner is critical to Roto-Rooter’s continued success.  Adverse publicity, litigation or on-line negative reviews focused on the Roto-Rooter brand could negatively impact Roto-Rooter’s national reputation resulting in decreased future demand for Roto-Rooter branded services.  Roto-Rooter maintains a reputation management risk program, however, a loss of brand reputation at Roto-Rooter could adversely affect consumer willingness to use our service and thus, adversely affect our future operating performance.

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

VITAS’ success is heavily dependent on referrals from physicians, long-term care facilities, hospitals and other institutional health care providers, managed care companies, insurance companies and other patient referral sources in the communities that its hospice locations serve, as well as on its ability to maintain good relations with these referral sources.  VITAS’ referral sources may refer their patients to other hospice care providers or not to a hospice provider at all.  VITAS’ growth and profitability depend significantly on its ability to establish and maintain close working relationships with these patient referral sources and to increase awareness and acceptance of hospice care by its referral sources and their patients.  We cannot assure that VITAS will be able to maintain its existing relationships or that it will be able to develop and maintain new relationships in existing or new markets.  VITAS’ loss of existing relationships or its failure to develop new relationships could adversely affect its ability to expand or maintain its operations and operate profitably.  Moreover, we cannot assure you that awareness or acceptance of hospice care will increase or remain at current levels.

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

There are currently numerous legislative and regulatory initiatives at both the state and federal levels that address patient privacy concerns.  We cannot predict the total financial or other impact of the regulations on VITAS’ operations.  In addition, although VITAS’ management believes it is in compliance with the requirement of patient privacy regulations, we cannot assure you that VITAS will not be found to have violated state and federal laws, rules or guidelines surrounding patient privacy.  Compliance with current and future HIPAA and HITECH requirements or any other federal or state privacy initiatives could require VITAS to make substantial investments, which could negatively impact its profitability and cash flows.

VITAS’ growth strategies may not be successful, which could adversely affect its business.

A significant element of VITAS’ growth strategy is expected to include expansion of its business in new and existing markets.  This aspect of VITAS’ growth strategy may not be successful, which could adversely impact its growth and profitability.  We cannot assure you that VITAS will be able to:

●	Identify markets that meet its selection criteria for new hospice locations;

●	Hire and retain qualified management teams to operate each of its new hospice locations;

●	Manage a large and geographically diverse group of hospice locations;

●	Become Medicare and Medicaid certified in new markets;

●	Generate sufficient hospice admissions to operate profitably in these new markets;

●	Compete effectively with existing hospices in new markets; or

●	Obtain state licensure and/or a certificate of need from appropriate state agencies in new markets.

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

●      Physician groups;

●      Nursing homes;

●      Home health agencies;

●      Infusion therapy companies; and

●      Nursing agencies.

Various health care companies have diversified into the hospice industry.  Other companies, including hospitals and health care organizations that are not currently providing hospice care, may enter the markets VITAS serves and expand the variety of services offered to include hospice care.  We cannot assure you that VITAS will not encounter increased competition in the future that could limit its ability to maintain or increase its market position, including competition from parties in a position to impact referrals to VITAS.  Such increased competition could have a material adverse effect on VITAS’ business, financial condition and results of operations.

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

VITAS procures professional liability coverage on a claims-made basis.  The insurance contracts specify that coverage is available only during the term of each insurance contract.  VITAS’ management intends to renew or replace the existing claims-made policy annually but such coverage is difficult to obtain, may be subject to cancellation and may be written by carriers that are unable, or unwilling to pay claims Certain claims have been asserted where the coverage would be the responsibility of this prior carrier and/or other carriers that may not have the financial wherewithal to satisfy the claims.  Additionally, some risks and liabilities, including claims for punitive damages, are not covered by insurance.

Cybersecurity

In the normal course of business, our information technology systems hold sensitive patient information including patient demographic data, eligibility for various medical plans including Medicare and Medicaid and protected health information.  Additionally, we utilize those same systems to perform our day-to-day activities, such as receiving referrals, assigning medical teams to patients, documenting medical information and maintaining an accurate record of all transactions.  We have not experienced any known attacks on our information technology systems that have compromised patient data or the Company’s proprietary data.  We maintain our information technology systems with safeguard protection against cyber-attacks including active intrusion protection, firewalls and virus detection software.  As discussed previously, we are subject to and comply with HIPPA and HITECH regulations.  However, these safeguards do not ensure that a significant cyber-attack could not occur.  A successful attack on our information technology systems could have significant consequences to the business including liability for compromised patient information and business interruption.

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

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

The Company’s corporate offices and the headquarters for Roto-Rooter are located in Cincinnati, Ohio.  Roto-Rooter has manufacturing and distribution center facilities in West Des Moines, Iowa and has 120 leased and owned office and service facilities in 30 states.  VITAS, headquartered in Miami, operates 49 programs from 153 leased facilities and 34 inpatient units in 19 states and the District of Columbia.

All “owned” property is held in fee and is subject to the security interests of the holders of our debt instruments.  The leased properties have lease terms ranging from monthly to eleven years.  Management does not foresee any difficulty in renewing or replacing the remainder of its current leases.  The Company considers all of its major operating properties to be maintained in good operating condition and to be generally adequate for present and anticipated needs.

Item 3.  Legal Proceedings

In June 2011, the U.S. Attorney provided the Company with a partially unsealed qui tam complaint filed under seal in the U.S. District Court for the Western District of Texas,  United States, et al. ex rel. Urick v. VITAS HME Solutions, Inc. et al., 5:08-cv-0663 (“Urick”).  The U.S. Attorney filed a notice in May 2012 stating that it had decided not to intervene in the case at that time but indicating that it continues to investigate the allegations.  In June 2012, the complaint was unsealed.  The complaint asserts violations of the federal False Claims Act and the Texas Medicaid Fraud Prevention Act based on allegations of a conspiracy to submit to Medicare and Medicaid false claims involving hospice services for ineligible patients, unnecessary medical supplies, failing to satisfy certain prerequisites for payment, and altering patient records, including backdating patient revocations.  The suit was brought by Barbara Urick, a then registered nurse in VITAS’s San Antonio program, against VITAS, certain of its affiliates, and several former VITAS employees, including physicians Justo Cisneros and Antonio Cavasos and nurses Sally Schwenk, Diane Anest, and Edith Reed.  In September 2012 and July 2013, the plaintiff dismissed all claims against the individual defendants.  The complaint was served on the VITAS entities on April 12, 2013.

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

On October 15, 2014, Plaintiff KBC filed a motion to consolidate KBC with North.  On February 2, 2015 the court granted the motion for consolidation in full, appointing Plaintiff KBC the sole lead plaintiff and its counsel, the sole lead and liaison counsel.  The court ordered that both cases will proceed under the caption In re Chemed Corp. Shareholder and Derivative Litigation, No. 13 Civ. 1854 (LPS) (CJB) (D. Del.).  The court granted Plaintiff KBC 30 days from the date of the order to file a consolidated complaint or designate one of the pending complaints as the operative complaint in the consolidated proceedings.  Defendants will have 21 days thereafter in which to answer, move to dismiss, or otherwise respond to the operative complaint.  Defendants intend to renew their motion to dismiss the claims and allegations once that occurs.

The Company intends to defend vigorously against the allegations in each of the above lawsuits.  The net costs incurred related to U.S. v. Vitas and related regulatory matters were $2.1 million, $2.1 million and $1.2 million for 2014, 2013 and 2012 respectively.  Regardless of the outcome of any of the preceding matters, responding to the subpoenas and dealing with the various regulatory agencies and opposing parties can adversely affect us through defense costs, potential payments, diversion of management time, and related publicity.  Although the Company intends to defend them vigorously, there can be no assurance that those suits will not have a material adverse effect on the Company.

See also the OIG matters pending against VITAS under Other Healthcare Regulations, above.

Item 4.  Mine Safety Disclosures

None

Executive Officers of the Company

9
Name	Age	Office	First Elected
Kevin J. McNamara Timothy S. O’Toole Spencer S. Lee David P. Williams Arthur V. Tucker, Jr.	61 59 59 54 65	President and Chief Executive Officer Executive Vice President Executive Vice President Executive Vice President and Chief Financial Officer Vice President and Controller	August 2, 1994 (1) May 18, 1992 (2) May 15, 2000 (3) March 5, 2004 (4) February 1, 1989 (5)
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

Each executive officer holds office until the annual election at the next annual organizational meeting of the Board of Directors of the Company which is scheduled to be held on May 18, 2015.

Part II

Item 5.  Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company’s Capital Stock (par value $1 per share) is traded on the New York Stock Exchange under the symbol CHE.  The range of the high and low sale prices on the New York Stock Exchange and dividends paid per share for each quarter of 2013 and 2014 are set forth below.

	Closing		Dividends Paid
	High	Low	Per Share
2013

First Quarter	$79.98	$70.31	$0.18
Second Quarter	81.79	63.90	0.18
Third Quarter	75.88	66.04	0.20
Fourth Quarter	79.93	66.14	0.20

2014

First Quarter	$89.45	73.31	$0.20
Second Quarter	93.72	83.27	0.20
Third Quarter	107.31	93.64	0.22
Fourth Quarter	110.83	98.25	0.22

Future dividends are dependent upon the Company’s earnings and financial condition, compliance with certain debt covenants and other factors not presently determinable.

As of February 13, 2015, there were approximately 1,969 stockholders of record of the Company’s Capital Stock.  This number only includes stockholders of record and does not include stockholders with shares beneficially held in nominee name or within clearinghouse positions of brokers, banks or other institutions.

During 2014, the number of shares of Capital Stock repurchased by the Company, the weighted average price paid for each share, the cumulative shares repurchased under each program and the dollar amounts remaining under each program were as follows:

Company Purchase of Shares of Capital Stock

	Total Number	Weighted	Cumulative Shares	Dollar Amount
	of Shares	Price Paid Per	Repurchased Under	Remaining Under
	Repurchased	Share	the Program	The Program

February 2011 Program
January 1 through January 31, 2014	-	$-	4,891,885	$21,828,041
February 1 through February 28, 2014	132,934	82.50	5,024,819	110,860,736
March 1 through March 31, 2014	250,000	88.06	5,274,819	$88,845,624

First Quarter Total	382,934	$86.13

April 1 through April 30, 2014	-	$-	5,274,819	$88,845,624
May 31 through May 31, 2014	300,000	85.04	5,574,819	63,334,823
June 1 through June 30, 2014	-	-	5,574,819	$63,334,823

Second Quarter Total	300,000	$85.04

July 1 through July 31, 2014	-	$-	5,574,819	$63,334,823
August 1 through August 31, 2014	358,178	101.35	5,932,997	27,032,332
September 1 through September 30, 2014	41,822	103.00	5,974,819	$22,724,648

Third Quarter Total	400,000	$101.53

October 1 October 31, 2014	-	$-	5,974,819	$22,724,648
November 1 through November 30, 2014	-	-	5,974,819	22,724,648
December 1 through December 31, 2014	100,000	109.16	6,074,819	$11,808,785

Fourth Quarter Total	100,000	$109.16
__________________________

On February 21, 2014, our Board of Directors authorized an additional $100 million under February 2011 Repurchase Program.

As of December 31, 2014, the number of stock options and performance share units outstanding under the Company’s equity compensation plans, the weighted average exercise price of outstanding options, and the number of securities remaining available for issuance were as follows:

EQUITY COMPENSATION PLAN INFORMATION

	Number of securities to be issued upon exercise of outstanding warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column)
Plan Category

Equity compensation plans approved by stockholders (1)	1,824,873	$70.87	59,705
_________________

(1)
Amount includes 30,210 shares allocated to certain employees which vest upon attainment of specified earnings per share targets and 26,489 shares which vest upon attainment of specified total shareholder return targets.

Comparative Stock Performance

The graph below compares the yearly percentage change in the Company’s cumulative total stockholder return on Capital Stock (as measured by dividing (i) the sum of (A) the cumulative amount of dividends for the period December 31, 2009, to December 31, 2014, assuming dividend reinvestment, and (B) the difference between the Company’s share price at December 31, 2009 and December 31, 2014; by (ii) the share price at December 31, 2009) with the cumulative total return, assuming reinvestment of dividends, of the (1) S&P 500 Stock Index and (2) Dow Jones Industrial Diversified Index.

December 31,	2009	2010	2011	2012	2013	2014
Chemed Corporation	100.00	133.64	108.83	147.40	166.37	231.47
S&P 500	100.00	115.06	117.49	136.30	180.44	205.14
Dow Jones Diversified Industrials	100.00	122.86	123.84	149.61	212.64	214.87

Item 6.  Selected Financial Data

The information called for by this Item for the five years ended December 31, 2014 is set forth on page 72 of the 2014 Annual Report to Stockholders and is incorporated herein by reference.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information called for by this Item is set forth on pages 76 through 93 of the 2014 Annual Report to Stockholders and is incorporated herein by reference.

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

The market value of the Company’s long-term debt at December 31, 2014 is approximately $147.5 million which equals the carrying value of $147.5 million as all outstanding debt is at a variable interest rate.

Item 8.  Financial Statements and Supplementary Data

The consolidated financial statements, together with the report thereon of PricewaterhouseCoopers LLP dated February 27, 2015, appearing on pages 43 through 69 of the 2014 Annual Report to Stockholders, along with the Supplementary Data (Unaudited Summary of Quarterly Results) appearing on pages 70-71, are incorporated herein by reference.

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

Management’s Report on Internal Control Over Financial Reporting

Refer to Management’s Report on Internal Control over Financial Reporting and Report of Independent Registered Public Accounting Firm on pages 43 and 44 of the Company’s 2014 Annual Report to Stockholders, which are incorporated herein by reference.

Changes in Internal Control Over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act during the Company’s fiscal quarter ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The directors of the Company are:

Kevin J. McNamara
Joel F. Gemunder
Patrick P. Grace
Thomas C. Hutton
Walter L. Krebs
Andrea R. Lindell
Thomas P. Rice
Donald E. Saunders
George J. Walsh III
Frank E. Wood

The additional information required under this Item is set forth in the Company’s 2015 Proxy Statement and in Part I hereof under the caption “Executive Officers of the Registrant” and is incorporated herein by reference.

The Company has adopted a Code of Ethics that applies to the Company’s principal executive officer, principal financial officer, principal accounting officer, directors and employees.  A copy of this Code of Ethics is incorporated with this report as Exhibit 14 and it is also posted on the Company’s Web site, www.chemed.com.

Item 11. Executive Compensation

Information required under this Item is set forth in the Company’s 2015 Proxy Statement, which is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required under this Item is set forth in the Company’s 2015 Proxy Statement, which is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions and Director Independence.

Information required under this Item is set forth in the Company’s 2015 Proxy Statement, which is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

Audit Fees

PricewaterhouseCoopers LLP billed the Company $1,902,000 for 2013 and $1,913,000 for 2014.  These fees were for professional services rendered for the integrated audit of the Company’s annual financial statements and of its internal control over financial reporting, review of the financial statements included in the Company’s Forms 10-Q and review of documents filed with the SEC.

Audit-Related Fees

PricewaterhouseCoopers LLP billed the Company $128,000 and $130,000 for 2013 and 2014, respectively, for audit-related services.  These services were related primarily to the audit of one of VITAS’ Florida subsidiaries.

Tax Fees

No such services were rendered in 2013 or 2014.
All Other Fees

No such other services were rendered in 2013 or 2014.

The Audit Committee has adopted a policy which requires the Committee’s pre-approval of audit and non-audit services performed by the independent auditor to assure that the provision of such services does not impair the auditor’s independence.  The Audit Committee pre-approved all of the audit and non-audit services rendered by PricewaterhouseCoopers LLP as listed above.

PART IV

Item 15	Exhibits and Financial Statement Schedule

Exhibits
3.1	Certificate of Incorporation of Chemed Corporation.*

3.2	Certificate of Amendment to Certificate of Incorporation.*

3.3	By-Laws of Chemed Corporation, as amended August 2, 2013.*

10.1	1999 Long-Term Employee Incentive Plan as amended through May 20, 2002.*,**

10.2	2002 Executive Long-Term Incentive Plan, as amended May 18, 2004.*,**

10.3	2004 Stock Incentive Plan.*,**

10.4	2006 Stock Incentive Plan, as amended August 11, 2006.*,**

10.5	2010 Stock Incentive Plan.*,**

10.6	Employment Agreement with David P. Williams dated December 1, 2006.*,**

10.7	First Amendment to Employment Agreement with David P. Williams dated July 9, 2009.*,**

10.8	Employment Agreement with Timothy S. O’Toole dated May 6, 2007.*,**

10.9	First Amendment to Employment Agreement with Timothy S. O’Toole dated July 9, 2009.*,**

10.10	Employment Agreement with Kevin J. McNamara dated May 3, 2008.*,**

10.11	First Amendment to Employment Agreement with Kevin J. McNamara dated July 9, 2009.*,**

10.12	Excess Benefits Plan, as restated and amended, effective June 1, 2001.*,**

10.13	Amendment No. 1 to Excess Benefits Plan, effective July 1, 2001.*,**

10.14	Amendment No. 2 to Excess Benefits Plan, effective November 7, 2003.*,**

10.15	Non-Employee Directors’ Deferred Compensation Plan.*,**

10.16	Chemed/Roto-Rooter Savings & Retirement Plan, effective January 1, 1999.*,**

10.17	First Amendment to Chemed/Roto-Rooter Savings & Retirement Plan, effective September 6, 2000.*,**

10.18	Second Amendment to Chemed/Roto-Rooter Savings & Retirement Plan, effective January 1, 2001.*,**

10.19	Third Amendment to Chemed/Roto-Rooter Savings & Retirement Plan, effective December 12, 2001.*,**

10.20	Directors Emeriti Plan.*,**

10.21	Chemed Corporation Change in Control Severance Plan, as amended July 9, 2009.*,**

10.22	Chemed Corporation Senior Executive Severance Policy, as amended July 9, 2009.*,**

10.23	Roto-Rooter Deferred Compensation Plan No. 1, as amended January 1, 1998.*,**

10.24	Roto-Rooter Deferred Compensation Plan No. 2.*,**

10.25	Form of Performance-Based Restricted Stock Units Award*,**

10.26	Form of Restricted Stock Award.*,**

10.27	Form of Stock Option Grant, pre-2013.*,**

10.28	Form of Stock Option Grant, 2013.*,**

10.29	Second Amended and Restated Credit Agreement by and among Chemed Corporation, JP Morgan Chase Bank NA, and other lenders as of January 18, 2013, exhibits and schedules thereto.

10.30	Third Amended and Restated Credit Agreement by and among Chemed Corporation, JP Morgan Chase Bank NA, and other lenders as of June 30, 2014, exhibits and schedules thereto.*

12	Computation of Ratio of Earnings to Fixed Charges.

13	2014 Annual Report to Stockholders.

14	Policies on Business Ethics of Chemed Corporation

21	Subsidiaries of Chemed Corporation.

23	Consent of Independent Registered Public Accounting Firm.

24	Powers of Attorney.

31.1	Certification by Kevin J. McNamara pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act of 1934.

31.2	Certification by David P. Williams pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act of 1934.

31.3	Certification by Arthur V. Tucker, Jr. pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act of 1934.

32.1	Certification by Kevin J. McNamara pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by David P. Williams pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.3	Certification by Arthur V. Tucker, Jr. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document*

101.SCH	XBRL Extension Schema*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase*

101.DEF	XBRL Taxonomy Extension Definition Linkbase*

101.LAB	XBRL Taxonomy Extension Label Linkbase*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase*

*	This exhibit is being filed by means of incorporation by reference (see Index to Exhibits on page E-1). Each other exhibit is being filed with this Annual Report on Form 10-K.

**	Management contract or compensatory plan or arrangement.

Financial Statement Schedule

See Index to Financial Statements and Financial Statement Schedule on page S-1.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

February 27, 2015	CHEMED CORPORATION

	By:	/s/ Kevin J. McNamara
Kevin J. McNamara
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.
Signature	Title		Date
/s/ Kevin J. McNamara Kevin J. McNamara	President and Chief Executive Officer and a Director (Principal Executive Officer)
/s/ David P. Williams David P. Williams	Executive Vice President and Chief Financial Officer (Principal Financial Officer)
/s/ Arthur V. Tucker, Jr. Arthur V. Tucker, Jr.	Vice President and Controller (Principal Accounting Officer)		February 27, 2015
Joel F. Gemunder* Patrick P. Grace* Thomas C. Hutton* Walter L. Krebs* Andrea R. Lindell*	Thomas P. Rice* Donald E. Saunders* George J Walsh III* Frank E. Wood*	- -Directors

________________________
*          Naomi C. Dallob by signing her name hereto signs this document on behalf of each of the persons indicated      above pursuant to powers of attorney duly executed by such persons and filed with the Securities and Exchange Commission.

February 27, 2015	/s/ Naomi C. Dallob
Date	Naomi C. Dallob (Attorney-in-Fact)

CHEMED CORPORATION AND SUBSIDIARY COMPANIES

INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE
2012, 2013 AND 2014

Page(s)
Chemed Corporation Consolidated Financial
   Statements and Financial Statement Schedule

Report of Independent Registered Public Accounting Firm
Consolidated Statement of Income
Consolidated Balance Sheet
Consolidated Statement of Cash Flows
Consolidated Statement of Changes in Stockholders’ Equity
Notes to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm on
Financial Statement Schedule
Schedule II ~~–~~ Valuation and Qualifying Accounts
44* 45* 46* 47* 48* 49-69* S-2 S-3
________________
*           Indicates page numbers in Chemed Corporation 2014 Annual Report to Stockholders

The consolidated financial statements of Chemed Corporation listed above, appearing in the 2014 Annual Report to Stockholders, are incorporated herein by reference.  The Financial Statement Schedule should be read in conjunction with the consolidated financial statements listed above.  Schedules not included have been omitted because they are not applicable or the required information is shown in the financial statements or notes thereto as listed above.

S-1

Report of Independent Registered Public Accounting
Firm on Financial Statement Schedule

To the Board of Directors and Stockholders of Chemed Corporation:

Our audits of the consolidated financial statements and of the effectiveness of internal control over financial reporting referred to in our report dated February 27, 2015 appearing in the 2014 Annual Report to Stockholders of Chemed Corporation (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedule listed in Item 15 of this Form 10-K.  In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP
Cincinnati, Ohio
February 27, 2015

S-2

					SCHEDULE II

CHEMED CORPORATION AND SUBSIDIARY COMPANIES
VALUATION AND QUALIFYING ACCOUNTS
(IN THOUSANDS)
DR/(CR)

		ADDITIONS
		(CHARGED)
		CREDITED	(CHARGED)
	BALANCE AT	TO COSTS	CREDITED		BALANCE
	BEGINNING	AND	TO OTHER	DEDUCTIONS	AT END
DESCRIPTION	OF PERIOD	EXPENSES	ACCOUNTS	(a)	OF PERIOD
Allowances for doubtful
accounts (b)

For the year 2014	$(12,590)	$(13,079)	$(840)	$11,781	$(14,728)

For the year 2013	$(10,892)	$(10,690)	$(1,318)	$10,310	$(12,590)

For the year 2012	$(11,524)	$(9,233)	$(1,326)	$11,191	$(10,892)

Allowances for doubtful
accounts - notes
receivable (c)

For the year 2014	$(378)	$(94)	$(33)	$-	$(505)

For the year 2013	$(132)	$(217)	$(29)	$-	$(378)

For the year 2012	$(305)	$122	$51	$-	$(132)

(a) With respect to allowances for doubtful accounts, deductions include accounts considered uncollectible or written off, payments, companies divested, etc.

(b) Classified in consolidated balance sheet as a reduction of accounts receivable.

(c) Classified in consolidated balance sheet as a reduction of other assets.

		S-3

INDEX TO EXHIBITS

			Page Number
			or
			Incorporation by Reference

Exhibit		File No. and	Previous
Number		Filing Date	Exhibit No.

3.1	Certificate of Incorporation of	Form S-3	4.1
	Chemed Corporation	Reg. No. 33-44177
		11/26/91

3.2	Certificate of Amendment to	Form 8-K	3.1
	Certificate of Incorporation	5/16/06

3.3	By-Laws of Chemed Corporation	Form 8-K	3.1
	as amended August 2, 2013	8/5/13

10.1	1999 Long Term Employee	Form 10-K	10.16
	Incentive Plan as amended	3/28/03, **
	through May 20, 2002

10.2	2002 Executive Long-Term	Form 10-Q	10.16
	Incentive Plan, as amended	8/19/04, **
	May 18, 2004

10.3	2004 Stock Incentive Plan	Proxy Statement	A
		3/25/04, **

10.4	2006 Stock Incentive Plan,	Form 10-Q	10.1
	as amended August 11, 2006	8/14/06, **

10.5	2010 Stock Incentive Plan	Form 8-K	99.1
		5/18/10, **

10.6	Employment Agreement with David	Form 8-K	10.01
	P. Williams dated December 1, 2006.	12/1/06, **

10.7	First Amendment to Employment	Form 10-Q	10.2
	Agreement with David P. Williams	10/30/09, **
	dated July 9, 2009.

10.8	Employment Agreement with	Form 8-K	10.02
	Timothy S. O’Toole dated	5/7/07, **
	May 6, 2007.

10.9	First Amendment to Employment	Form 10-Q	10.3
	Agreement with Timothy S.	10/30/09, **
	O’Toole dated July 9, 2009.

10.10	Employment Agreement with	Form 8-K	10.01
	Kevin J. McNamara dated	5/6/08, **
	May 3, 2008.

10.11	First Amendment to Employment	Form 10-Q	10.1
	Agreement with Kevin J.	10/30/09, **
	McNamara dated July 9, 2009.

10.12	Excess Benefits Plan, as restated	Form 10-K	10.24
	and amended, effective June 1, 2001	3/12/04, **

10.13	Amendment No. 1 to Excess Benefits	Form 10-K	10.25
	Plan, effective July 1, 2002	3/12/04, **

10.14	Amendment No. 2 to Excess Benefits	Form 10-K	10.26
	Plan, effective November 7, 2003	3/12/04, **

10.15	Non-Employee Directors' Deferred	Form 10-K	10.10
	Compensation Plan	3/24/88, **

10.16	Chemed/Roto-Rooter Savings &	Form 10-K	10.25
	Retirement Plan, effective	3/25/99, **
	January 1, 1999

10.17	First Amendment to Chemed/	Form 10-K	10.22
	Roto-Rooter Savings & Retirement	3/28/02, **
	Plan effective September 6, 2000

10.18	Second Amendment to Chemed/	Form 10-K	10.23
	Roto-Rooter Savings & Retirement	3/28/02, **
	Plan effective January 1, 2001

10.19	Third Amendment to Chemed/	Form 10-K	10.24
	Roto-Rooter Savings & Retirement	3/28/02, **
	Plan effective December 12, 2001

10.20	Directors Emeriti Plan	Form 10-Q	10.11
		5/12/88, **

10.21	Change in Control Severance	Form 10-Q	10.5
	Plan as amended July 9, 2009.	10/30/09, **

10.22	Senior Executive Severance	Form 10-Q	10.4
	Policy as amended July 9, 2009.	10/30/09, **

10.23	Roto-Rooter Deferred Compensation	Form 10-K	10.37
	Plan No. 1, as amended January 1, 1998	3/28/01, **

10.24	Roto-Rooter Deferred Compensation	Form 10-K	10.38
	Plan No. 2	3/28/01, **

10.25	Form of Performance Based Restricted	Form 10-K	10.32
	Stock Unit Award	2/27/14, **

10.26	Form of Restricted Stock Award	Form 10-K	10.50
		3/28/05, **

10.27	Form of Stock Option Grant Pre-2013	Form 10-K	10.51

10.28	Form of Stock Option Grant – 2013	Form 10-K	10.35
2/27/14, **

10.29	Second Amended and Restated Credit	Form 8-K	10.1
	Agreement by and among Chemed Corporation,	1/22/13
JP Morgan Chase Bank NA, and other lenders
As of January 18, 2013 exhibits and schedules thereto.

10.30	Third Amended and Restated Credit	Form 8-K	10.1
	Agreement by and among Chemed Corporation,	7/2/14
JP Morgan Chase Bank NA, and other lenders
As of June 30, 2014 exhibits and schedules thereto.

12	Computation of Ratio of Earnings	*
to Fixed Charges

13	2014 Annual Report to Stockholders	*

14	Policies on Business Ethics of Chemed	Form 10-K
	Corporation	2/27/14

21	Subsidiaries of Chemed Corporation	*

23	Consent of Independent Registered	*
Public Accounting Firm

24	Powers of Attorney	*

31.1	Certification by Kevin J. McNamara
pursuant to Rule 13a-14(a)/15d-14(a)
of the Exchange Act of 1934

31.2	Certification by David P. Williams
pursuant to Rule 13a-14(a)/15d-14(a)
of the Exchange Act of 1934.

31.3	Certification by Arthur V. Tucker, Jr.
pursuant to Rule 13a-14(a)/15d-14(a)
of the Exchange Act of 1934.

32.1	Certification by Kevin J. McNamara
pursuant to Section 906 of the
Sarbanes-Oxley Act of 2002

32.2	Certification by David P. Williams
pursuant to Section 906 of the
Sarbanes-Oxley Act of 2002

32.3	Certification by Arthur V. Tucker,
Jr. pursuant to Section 906 of
the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document	*

101.SCH	XBRL Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation	*
Linkbase

101.DEF	XBRL Taxonomy Extension Definition	*
Linkbase

101.LAB	XBRL Taxonomy Extension Label	*
Linkbase

101.PRE	XBRL Taxonomy Extension Presentation	*
Linkbase

* Filed herewith.

** Management contract or compensatory plan or arrangement.