Form 10-Q
period 2015-03-31
CHEMED CORP
filed 2015-05-01
CIK 19584

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)

☒    Quarterly Report Under Section 13 or 15 (d) of the Securities Exchange Act of 1934 For the Quarterly Period Ended March 31, 2015

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
Large accelerated filer	☒	Accelerated filer	☐	Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes	☐	No	☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Amount	Date

Capital Stock $1 Par Value	17,077,227 Shares	March 31, 2015

CHEMED CORPORATION AND
SUBSIDIARY COMPANIES

Index

Page No.
PART I. FINANCIAL INFORMATION:
Item 1. Financial Statements
Unaudited Consolidated Balance Sheet -
March 31, 2015 and December 31, 2014	3

Unaudited Consolidated Statement of Income -
Three months ended March 31, 2015 and 2014	4

Unaudited Consolidated Statement of Cash Flows -
Three months ended March 31, 2015 and 2014	5

Notes to Unaudited Consolidated Financial Statements	6

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	14

Item 3. Quantitative and Qualitative Disclosures about Market Risk	25

Item 4. Controls and Procedures	25

PART II. OTHER INFORMATION
Item 1. Legal Proceedings	25

Item 1A. Risk Factors	25

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	26

Item 3. Defaults Upon Senior Securities	26

Item 4. Mine Safety Disclosures	26

Item 5. Other Information	26

Item 6. Exhibits	27
EX – 31.1
EX – 31.2
EX – 31.3
EX – 32.1
EX – 32.2
EX – 32.3
EX – 101.INS
EX – 101.SCH
EX – 101.CAL
EX – 101.DEF
EX – 101.LAB
EX – 101.PRE

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
CHEMED CORPORATION AND SUBSIDIARY COMPANIES
UNAUDITED CONSOLIDATED BALANCE SHEET
(in thousands, except share and per share data)

	March 31, 2015	December 31, 2014
ASSETS
Current assets
Cash and cash equivalents	$28,335	$14,132
Accounts receivable less allowances of $16,406 (2014 - $14,728)	145,757	124,607
Inventories	6,166	6,168
Current deferred income taxes	16,926	15,414
Prepaid income taxes	1,279	2,787
Prepaid expenses	10,023	11,456
Total current assets	208,486	174,564
Investments of deferred compensation plans	52,075	49,147
Properties and equipment, at cost, less accumulated depreciation of $183,726 (2014 - $185,735)	104,796	105,336
Identifiable intangible assets less accumulated amortization of $32,896 (2014 - $32,772)	55,901	56,027
Goodwill	466,576	466,722
Other assets	7,843	8,136
Total Assets	$895,677	$859,932

LIABILITIES
Current liabilities
Accounts payable	$43,618	$46,849
Current portion of long-term debt	6,875	6,250
Income taxes	13,033	5,818
Accrued insurance	42,498	40,814
Accrued compensation	43,578	50,718
Accrued legal	1,115	753
Other current liabilities	20,853	24,352
Total current liabilities	171,570	175,554
Deferred income taxes	28,794	29,945
Long-term debt	154,375	141,250
Deferred compensation liabilities	51,407	48,684
Other liabilities	12,989	13,143
Total Liabilities	419,135	408,576
Commitments and contingencies
STOCKHOLDERS' EQUITY
Capital stock - authorized 80,000,000 shares $1 par; issued 33,516,044 shares (2014 - 33,337,297 shares)	33,516	33,337
Paid-in capital	553,565	538,845
Retained earnings	791,970	771,176
Treasury stock - 16,538,355 shares (2014 - 16,446,572)	(904,825)	(894,285)
Deferred compensation payable in Company stock	2,316	2,283
Total Stockholders' Equity	476,542	451,356
Total Liabilities and Stockholders' Equity	$895,677	$859,932

See accompanying notes to unaudited consolidated financial statements.

CHEMED CORPORATION AND SUBSIDIARY COMPANIES
UNAUDITED CONSOLIDATED STATEMENT OF INCOME
(in thousands, except per share data)

	Three Months Ended March 31,
	2015	2014
Service revenues and sales	$376,652	$358,300
Cost of services provided and goods sold (excluding depreciation)	268,885	257,819
Selling, general and administrative expenses	58,588	55,671
Depreciation	8,032	7,149
Amortization	576	1,009
Total costs and expenses	336,081	321,648
Income from operations	40,571	36,652
Interest expense	(969)	(3,815)
Other income - net	563	816
Income before income taxes	40,165	33,653
Income taxes	(15,628)	(13,079)
Net income	$24,537	$20,574

Earnings Per Share
Net income	$1.45	$1.17
Average number of shares outstanding	16,914	17,510

Diluted Earnings Per Share
Net income	$1.40	$1.12
Average number of shares outstanding	17,466	18,305

Cash Dividends Per Share	$0.22	$0.20

See accompanying notes to unaudited consolidated financial statements.

CHEMED CORPORATION AND SUBSIDIARY COMPANIES
UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOWS
(in thousands)

	Three Months Ended March 31,
	2015	2014
Cash Flows from Operating Activities
Net income	$24,537	$20,574
Adjustments to reconcile net income to net cash provided
by operating activities:
Depreciation and amortization	8,608	8,158
Deferred income taxes	(2,734)	6,841
Provision for uncollectible accounts receivable	3,804	3,304
Amortization of discount on convertible notes	-	2,261
Stock option expense	1,444	1,309
Amortization of debt issuance costs	131	337
Noncash long-term incentive compensation	934	373
Changes in operating assets and liabilities, excluding
amounts acquired in business combinations:
Increase in accounts receivable	(24,926)	(27,700)
Decrease in inventories	2	27
Decrease/(increase) in prepaid expenses	1,433	(1,112)
Decrease in accounts payable and other current liabilities	(9,538)	(32,561)
Increase in income taxes	11,696	5,322
Increase in other assets	(2,815)	(1,069)
Increase in other liabilities	2,569	3,080
Excess tax benefit on share-based compensation	(2,900)	(1,399)
Other sources	129	409
Net cash provided/(used) by operating activities	12,374	(11,846)
Cash Flows from Investing Activities
Capital expenditures	(8,553)	(8,131)
Business combinations, net of cash acquired	-	(250)
Other sources	351	29
Net cash used by investing activities	(8,202)	(8,352)
Cash Flows from Financing Activities
Proceeds from long-term debt	37,200	-
Payment on long-term debt	(23,450)	-
Purchases of treasury stock	-	(32,982)
Dividends paid	(3,743)	(3,303)
Capital stock surrendered to pay taxes on stock-based compensation	(5,464)	(2,916)
Proceeds from exercise of stock options	4,899	13,193
Excess tax benefit on share-based compensation	2,900	1,399
Increase/(decrease) in cash overdrafts payable	(1,528)	369
Other uses	(783)	(501)
Net cash provided/(used) by financing activities	10,031	(24,741)
Increase/(Decrease) in Cash and Cash Equivalents	14,203	(44,939)
Cash and cash equivalents at beginning of year	14,132	84,418
Cash and cash equivalents at end of period	$28,335	$39,479

See accompanying notes to unaudited consolidated financial statements.

CHEMED CORPORATION AND SUBSIDIARY COMPANIES
Notes to Unaudited Consolidated Financial Statements

1.   Basis of Presentation

As used herein, the terms "We," "Company" and "Chemed" refer to Chemed Corporation or Chemed Corporation and its consolidated subsidiaries.

We have prepared the accompanying unaudited consolidated financial statements of Chemed in accordance with Rule 10-01 of SEC Regulation S-X.  Consequently, we have omitted certain disclosures required under generally accepted accounting principles in the United States (“GAAP”) for complete financial statements. The December 31, 2014 balance sheet data were derived from audited financial statements but do not include all disclosures required by GAAP.  However, in our opinion, the financial statements presented herein contain all adjustments, consisting only of normal recurring adjustments, necessary to state fairly our financial position, results of operations and cash flows.  These financial statements are prepared on the same basis as and should be read in conjunction with the audited Consolidated Financial Statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2014.

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

During the first quarter of 2015, we recorded a $165,000 Medicare cap reversal of amounts recorded in the fourth quarter of 2014 for one program’s projected 2015 measurement period liability.

Shown below is the Medicare cap liability activity for the fiscal periods ended (in thousands):

	March 31,
	2015	2014
Beginning balance January 1,	$6,112	$8,260
2015 measurement period	(165)	-
2014 measurement period	-	(847)
Payments	(4,566)	-
Ending balance March 31,	$1,381	$7,413

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

Three months ended March 31,
2015	2014
$1,974	$1,699

3.   Segments

Service revenues and sales and after-tax earnings by business segment are as follows (in thousands):

	Three months ended March 31,
	2015	2014
Service Revenues and Sales
VITAS	$269,613	$260,412
Roto-Rooter	107,039	97,888
Total	$376,652	$358,300

After-tax Earnings
VITAS	$19,315	$18,159
Roto-Rooter	12,008	10,033
Total	31,323	28,192
Corporate	(6,786)	(7,618)
Net income	$24,537	$20,574

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

4.  Earnings per Share

Earnings per share (“EPS”) are computed using the weighted average number of shares of capital stock outstanding.  Earnings and diluted earnings per share are computed as follows (in thousands, except per share data):

		Net Income
For the Three Months Ended March 31,		Income	Shares	Earnings per Share
2015
	Earnings	$24,537	16,914	$1.45
	Dilutive stock options	-	397
	Nonvested stock awards	-	155
	Diluted earnings	$24,537	17,466	$1.40

2014
	Earnings	$20,574	17,510	$1.17
	Dilutive stock options	-	362
	Nonvested stock awards	-	148
	Conversion of notes	-	285
	Diluted earnings	$20,574	18,305	$1.12

For the three month period ended March 31, 2015 411,000 stock options were excluded from the computation of diluted earnings per share because they would have been anti-dilutive.  For the three month period ended March 31, 2014 329,000 stock options were excluded from the computation of diluted earnings per share because they would have been anti-dilutive.

For the first three months of 2014 diluted earnings per share was impacted by the issuance of 285,000 shares of capital stock under the conversion feature of our 1.875% Senior Convertible Notes (the “Notes”) on the May 15, 2014 maturity date.

5.   Long-Term Debt

On June 30, 2014, we replaced our existing credit agreement with the Third Amended and Restated Credit Agreement (“2014 Credit Agreement”).  Terms of the 2014 Credit Agreement consist of a five-year, $350 million revolving credit facility and a $100 million term loan.  The 2014 Credit Agreement has a floating interest rate that is currently LIBOR plus 113 basis points.

The debt outstanding as of March 31, 2015 consists of the following:

Revolver	$65,000
Term loan	96,250
Total	161,250
Current portion of term and revolving loan	(6,875)
Long-term debt	$154,375

Scheduled principal payments of the term loan are as follows:
2015	$5,000
2016	7,500
2017	8,750
2018	10,000
2019	65,000
$96,250

The 2014 Credit Agreement contains the following quarterly financial covenants:

Description	Requirement

Leverage Ratio (Consolidated Indebtedness/Consolidated Adj. EBITDA)	< 3.50 to 1.00

Fixed Charge Coverage Ratio (Consolidated Free Cash Flow/Consolidated Fixed Charges)	> 1.50 to 1.00

Annual Operating Lease Commitment	< $50.0 million

We are in compliance with all debt covenants as of March 31, 2015. We have issued $36.6 million in standby letters of credit as of March 31, 2015 for insurance purposes.  Issued letters of credit reduce our available credit under the 2014 Credit Agreement.  As of March 31, 2015, we have approximately $248.4 million of unused lines of credit available and eligible to be drawn down under our revolving credit facility.

6.   Other Income – Net

Other income -- net comprises the following (in thousands):

	Three months ended March 31,
	2015	2014
Market value gains on assets held in deferred
compensation trust	$950	$1,162
Gain/(loss) on disposal of property and equipment	48	(278)
Interest income - net	44	(50)
Other - net	(479)	(18)
Total other income - net	$563	$816

 7.   Stock-Based Compensation Plans

On February 20, 2015, the Compensation/Incentive Committee of the Board of Directors (“CIC”) granted 10,761 Performance Stock Units (“PSUs”) contingent upon the achievement of certain total shareholders return (“TSR”) targets as compared to the TSR of a group of peer companies for the three-year period ending December 31, 2017, the date at which such awards vest.  The cumulative compensation cost of the TSR-based PSU award to be recorded over the three year service period is $1.5 million.

On February 20, 2015, the CIC also granted 10,761 PSUs contingent upon the achievement of certain earnings per share (“EPS”) targets for the three-year period ending December 31, 2017.  At the end of each reporting period, the Company estimates the number of shares that it believes will ultimately be earned and records that expense over the service period of the award.  We currently estimate the cumulative compensation cost of the EPS-based PSUs to be recorded over the three year service period is $1.2 million.

8.   Independent Contractor Operations

The Roto-Rooter segment sublicenses with 68 independent contractors to operate certain plumbing repair and drain cleaning businesses in lesser-populated areas of the United States and Canada.  We had notes receivable from our independent contractors as of March 31, 2015 totaling $1.4 million (December 31, 2014 - $1.6 million).  In most cases these loans are fully or partially secured by equipment owned by the contractor.  The interest rates on the loans range from 0% to 7% per annum and the remaining terms of the loans range from 2 months to 5 years at March 31, 2015.  We recorded the following from our independent contractors (in thousands):

	Three months ended March 31,
	2015	2014
Revenues	$9,464	$9,023
Pretax profits	5,557	5,159

9.   Retirement Plans

All of the Company’s plans that provide retirement and similar benefits are defined contribution plans.  These expenses include the impact of market gains and losses on assets held in deferred compensation plans.  Expenses for the Company’s pension and profit-sharing plans, excess benefit plans and other similar plans are as follows (in thousands):

Three months ended March 31,
2015	2014
$4,186	$3,897

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

The net costs incurred related to U.S. v. Vitas and related regulatory matters were $1.3 million and $748,000 for the periods ending March 31, 2015 and 2014, respectively.

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

On October 15, 2014, Plaintiff KBC filed a motion to consolidate KBC with North.  On February 2, 2015 the court granted the motion for consolidation in full, appointing Plaintiff KBC the sole lead plaintiff and its counsel, the sole lead and liaison counsel.  The court ordered that both cases will proceed under the caption In re Chemed Corp. Shareholder and Derivative Litigation, No. 13 Civ. 1854 (LPS) (CJB) (D. Del.).  Plaintiff KBC has designated its pending complaint as the operative complaint in the consolidated proceedings.  Defendants have renewed their motion to dismiss the claims and allegations.

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

11.   Concentration of Risk

VITAS has pharmacy services agreements ("Agreements") with Omnicare, Inc. and its subsidiaries (“OCR”) whereby OCR provides specified pharmacy services for VITAS and its hospice patients in geographical areas served by both VITAS and OCR.  The Agreements renew automatically for three-year terms.  Either party may cancel the Agreements at the end of any term by giving 30 days prior written notice.  VITAS made purchases from OCR of $9.2 million and $8.8 million for the three months ended March 31, 2015 and 2014, respectively.  For the three month periods ending March 31, 2015 and 2014, respectively, purchases from this vendor represent approximately 90% of all pharmacy services used by VITAS.

12.   Cash Overdrafts and Cash Equivalents

Included in accounts payable at March 31, 2015 is cash overdrafts payable of $9.0 million (December 31, 2014 - $10.5 million).

From time to time throughout the year, we invest excess cash in money market funds with major commercial banks. We closely monitor the creditworthiness of the institutions with which we invest our overnight funds.  We had $408,000 in cash equivalents as of March 31, 2015.  There was $80,000 in cash equivalents as of December 31, 2014.  The weighted average rate of return for our cash equivalents was 0.06% at March 31, 2015 and 0.06% at December 31, 2014.

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

The following shows the carrying value, fair value and the hierarchy for our financial instruments as of March 31, 2015 (in thousands):

		Fair Value Measure
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Mutual fund investments of deferred
compensation plans held in trust	$52,075	$52,075	$-	$-
Long-term debt	161,250	-	161,250	-

For the mutual fund investments carrying value is fair value.  All outstanding long-term debt is at a floating interest rate tied to LIBOR. Therefore, the carrying amount is a reasonable estimation of fair value.

The following shows the carrying value, fair value and the hierarchy for our financial instruments as of December 31, 2014 (in thousands):

		Fair Value Measure
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Mutual fund investments of deferred
compensation plans held in trust	$49,147	$49,147	$-	$-
Long-term debt	147,500	-	147,500	-

For cash and cash equivalents, accounts receivable and accounts payable, the carrying amount is a reasonable estimate of fair value because of the liquidity and short-term nature of these instruments.

14.   Capital Stock Repurchase Plan Transactions

We repurchased the following capital stock for the three months ended March 31, 2015 and 2014:

	Three months ended March 31,
	2015	2014

Shares repurchased	-	382,934
Weighted average price per share	$-	$86.13

In March 2015, the Board of Directors authorized an additional $100 million for stock repurchase under Chemed’s existing share repurchase program. We currently have $111.8 million of authorization remaining under this share repurchase plan.

15.   Recent Accounting Statements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update “ASU No. 2014-09 – Revenue from Contracts with Customers” which provides additional guidance to clarify the principles for recognizing revenue.  The standard will also be used to develop a common revenue standard for removing inconsistencies and weaknesses, improve comparability, provide more useful information to users through improved disclosure requirements, and simplify the preparation of financial statements.  The guidance is effective for fiscal years beginning after December 15, 2017.  We are currently evaluating the impact of this ASU on our existing revenue recognition policies and disclosures.

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Summary
We operate through our two wholly-owned subsidiaries, VITAS Healthcare Corporation and Roto-Rooter Group, Inc.  VITAS focuses on hospice care that helps make terminally ill patients’ final days as comfortable as possible.  Through its teams of doctors, nurses, home health aides, social workers, clergy and volunteers, VITAS provides direct medical services to patients, as well as spiritual and emotional counseling to both patients and their families.  Roto-Rooter’s services are focused on providing plumbing, drain cleaning and other related services to both residential and commercial customers.  Through its network of company-owned branches, independent contractors and franchisees, Roto-Rooter offers plumbing and drain cleaning service to over 90% of the U.S. population.

The following is a summary of the key operating results (in thousands except per share amounts):

	Three months ended March 31,
	2015	2014
Service revenues and sales	$376,652	$358,300
Net income	$24,537	$20,574
Diluted EPS	$1.40	$1.12
Adjusted net income	$26,831	$23,713
Adjusted diluted EPS	$1.54	$1.32
Adjusted EBITDA	$52,849	$47,672
Adjusted EBITDA as a % of revenue	14.0%	13.3%

Adjusted net income, adjusted diluted EPS, earnings before interest, taxes and depreciation and amortization (“EBITDA”) and Adjusted EBITDA are not measures derived in accordance with GAAP.  We provide non-GAAP measures to help readers evaluate our operating results, compare our operating performance with that of similar companies that have different capital structures and help evaluate our ability to meet future debt service, capital expenditure and working capital requirements.  Our non-GAAP measures should not be considered in isolation or as a substitute for comparable measures presented in accordance with GAAP.  A reconciliation of our non-GAAP measures are presented on pages 22-23.

For the three months ended March 31, 2015, the increase in consolidated service revenues and sales was driven by a 9.3% increase at Roto-Rooter and a 3.5% increase at VITAS.  The increase in service revenues at Roto-Rooter was driven primarily by an increase in the water restoration business line. Water restoration is the remediation or removal of water and humidity after a flood.  The increase in service revenues at VITAS was a result of Medicare reimbursement rates increasing 1.4%, a 3.5% increase in days of care and mix shift.  Consolidated net income increased 19.3% due to higher revenues at both VITAS and Roto-Rooter combined with leveraging our current infrastructure resulting in operating costs growing at a slower rate than revenue.   Diluted EPS increased 25.0% as a result of the increase in net income as well as a lower number of shares outstanding.  Adjusted EBITDA as a percent of revenue increased 0.7%.   See page 24 for additional VITAS operating metrics.

VITAS expects its full-year 2015 revenue growth, prior to Medicare cap, to be in the range of 3.0% to 4.0%.  Admissions in 2015 are estimated to increase 4.0%.  Adjusted EBITDA margin, prior to Medicare cap, is estimated to be 14.0% to 15.0%.  Medicare cap billing limitations are estimated to be $4.3 million in 2015. Roto-Rooter expects full-year 2015 revenue growth of 3.0% to 4.0%.  The revenue estimate is a result of continued expansion in water restoration services and increased job pricing of approximately 1.0%. Adjusted EBITDA margin for 2015 is estimated in the range of 19.0% to 20.0%.  We anticipate that our operating income and cash flows will be sufficient to operate our businesses and meet any commitments for the foreseeable future.

Financial Condition
Liquidity and Capital Resources
Material changes in the balance sheet accounts from December 31, 2014 to March 31, 2015 include the following:

●	A $14.2 million increase in cash due to cash generated by operations and an increase in long-term debt partially offset by capital expenditures and cash dividends.
●	A $21.2 million increase in accounts receivable related to the timing of payments.
●	A $3.2 million decrease in accounts payable due to timing of payments.
●	A $7.2 million increase in income taxes due to timing of payments
●	A $7.1 million decrease in accrued compensation related to the payment of incentive compensation in the first quarter.
●	A $3.5 million decrease in other current liabilities due mainly to payments made for Medicare cap.

Net cash provided by operating activities increased $24.2 million primarily as a result of higher net income, lower legal payments in 2015 and the timing of other disbursements.  Management continually evaluates cash utilization alternatives, including share repurchase, debt repurchase, acquisitions and increased dividends to determine the most beneficial use of available capital resources.

We have issued $36.6 million in standby letters of credit as of March 31, 2015, for insurance purposes.  Issued letters of credit reduce our available credit under the revolving credit agreement.  As of March 31, 2015, we have approximately $248.4 million of unused lines of credit available and eligible to be drawn down under our revolving credit facility. Management believes its liquidity and sources of capital are satisfactory for the Company’s needs in the foreseeable future.

Significant changes in our accounts receivable balances are driven mainly by the timing of payments received from the Federal government at our VITAS subsidiary.  We typically receive a payment in excess of $35.0 million from the Federal government from hospice services every other Friday.  The timing of period end will have a significant impact on the accounts receivable at VITAS.  These changes generally normalize over a two year period, as cash flow variations in on year are offset in the following year.

Commitments and Contingencies
Collectively, the terms of our credit agreements require us to meet various financial covenants, to be tested quarterly.  We are in compliance with all financial and other debt covenants as of March 31, 2015 and anticipate remaining in compliance throughout 2015.

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

The net costs incurred related to U.S. v. Vitas and related regulatory matters were $1.3 million and $748,000 for the periods ending March 31, 2015 and 2014, respectively.

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

On October 15, 2014, Plaintiff KBC filed a motion to consolidate KBC with North.  On February 2, 2015 the court granted the motion for consolidation in full, appointing Plaintiff KBC the sole lead plaintiff and its counsel, the sole lead and liaison counsel.  The court ordered that both cases will proceed under the caption In re Chemed Corp. Shareholder and Derivative Litigation, No. 13 Civ. 1854 (LPS) (CJB) (D. Del.).  Plaintiff KBC has designated its pending complaint as the operative complaint in the consolidated proceedings.  Defendants have renewed their motion to dismiss the claims and allegations.

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

Results of Operations
Three months ended March 31, 2015 versus  2014 - Consolidated Results
Our service revenues and sales for the first quarter of 2015 increased 5.1% versus services and sales revenues for the first quarter of 2014.  Of this increase, $9.2 million was attributable to VITAS and a $9.2 million increase was attributable to Roto-Rooter.  The following chart shows the components of those changes (in thousands):

	Increase/(Decrease)
	Amount	Percent
VITAS
Routine homecare	$9,144	4.7
Continuous care	16	-
General inpatient	723	2.8
Medicare cap	(682)	(80.5)
Roto-Rooter
Plumbing	994	2.2
Drain cleaning	(1,008)	(2.8)
Water restoration	8,939	587.5
Contractor operations	441	4.9
Other	(215)	(4.0)
Total	$18,352	5.1

The increase in VITAS’ revenues for the first quarter of 2015 versus the first quarter of 2014 was a combination of Medicare reimbursement rates increasing approximately 1.4% and a 3.5% increase in days of care.  In the first quarter of 2015, VITAS recorded a positive revenue adjustment of $165,000 related to one program’s Medicare cap liability recorded in the fourth quarter of 2014. This compares to a positive revenue adjustment of $847,000 recorded in the first quarter of 2014.

Days of care during the quarter ended March 31 were as follows:

	Days of Care
	2015	2014	Percent

Routine homecare	1,241,733	1,197,338	3.7
Continuous care	52,840	51,830	1.9
General inpatient	39,573	39,328	0.6
Total days of care	1,334,146	1,288,496	3.5

Over 90% of VITAS’ service revenues for the period were from Medicare and Medicaid

The increase in plumbing revenues for the first quarter of 2015 versus 2014 is attributable to a 7.5% decrease in job count, offset by a 9.7% increase in a combination of price and service mix shift.  Drain cleaning revenues for the first quarter of 2015 versus 2014 reflect a 6.2% decrease in the number of jobs performed, offset by a 3.4% increase in a combination of price and service mix shift.  Water restoration increased 587.5% as a result of continued expansion into other Roto-Rooter locations.  Water restoration is the remediation or removal of water and humidity after a flood. Contractor operations increased 4.9% and Other Roto-Rooter revenue decreased 4.0%.

The consolidated gross margin was 28.6% in the first quarter of 2015 as compared with 28.0% in the first quarter of 2014.  On a segment basis, VITAS’ gross margin was 21.2% in the first quarter of 2015 and 21.1% in the first quarter of 2014, mainly.  The Roto-Rooter segment’s gross margin was 47.3% for the first quarter of 2015 as compared with 46.4% for the first quarter of 2014.  The gross margin increase was mainly the result of favorable casualty insurance experience during the first quarter of 2015.

Selling, general and administrative expenses (“SG&A”) comprise (in thousands):

	Three months ended March 31,
	2015	2014
SG&A expenses before the impact of market gains/(losses) of deferred compensation
plans, long-term incentive compensation, and OIG investigation expenses	$55,430	$53,388
Long-term incentive compensation	934	373
Net expenses related to OIG investigation	1,274	748
Market value gains related to assets held in deferred compensation trusts	950	1,162
Total SG&A expenses	$58,588	$55,671

SG&A expenses before long-term incentive compensation, expenses related to OIG investigation and the impact of market gains of deferred compensation plans for the first quarter of 2015 were up 3.8% when compared to the first quarter of 2014 mainly as a result of normal salary increases and favorable insurance accrual adjustments in 2015.
Other income - net comprise (in thousands):

	Three months ended March 31,
	2015	2014
Market value gains on assets held in deferred
compensation trusts	$950	$1,162
Gain/(loss) on disposal of property and equipment	48	(278)
Interest income - net	44	(50)
Other	(479)	(18)
Total other income - net	$563	$816

Our effective income tax rate was 38.9% in the first quarter of 2015 essentially equal to the first quarter of 2014.

Net income for both periods included the following after-tax items/adjustments that reduced or increased after-tax earnings (in thousands):

	Three months ended March 31,
	2015	2014
VITAS
Expenses related to OIG investigation	$(790)	$(464)
Expenses related to litigation settlements	-	(70)
Acquisition expenses	-	(1)
Roto-Rooter
Expenses related to litigation settlements	(3)	(117)
Corporate
Stock option expense	(910)	(822)
Noncash impact of change in accounting for convertible debt	-	(1,429)
Long-term incentive compensation	(591)	(236)
Total	$(2,294)	$(3,139)

Three months ended March 31, 2015 versus 2014 - Segment Results

The change in after-tax earnings for the first quarter of 2015 versus the first quarter of 2014 is due to (in thousands):

	Increase/(Decrease)
	Amount	Percent
VITAS	$1,156	6.4
Roto-Rooter	1,975	19.7
Corporate	832	10.9
	$3,963	19.3

VITAS’ after-tax earnings were positively impacted in 2015 compared to 2014 by a $9.2 million increase in revenue.   After-tax earnings as a percent of revenue in 2015 were 7.2% as compared to 7.0% in 2014.

Roto-Rooter’s after-tax earnings were positively impacted in 2015 compared to 2014 primarily by a $8.9 million revenue increase in Roto-Rooter’s water restoration line of business.  After-tax earnings as a percent of revenue at Roto-Rooter in 2015 were 11.2% as compared to 10.2% in 2014.  This increase is mainly the result of favorable casualty insurance experience during the first quarter of 2015.

CHEMED CORPORATION AND SUBSIDIARY COMPANIES
CONSOLIDATING STATEMENT OF INCOME
FOR THE THREE MONTHS ENDED MARCH 31, 2015
(in thousands)(unaudited)

				Chemed
	VITAS	Roto-Rooter	Corporate	Consolidated
2015 (a)
Service revenues and sales	$269,613	$107,039	$-	$376,652
Cost of services provided and goods sold	212,495	56,390	-	268,885
Selling, general and administrative expenses	21,971	28,761	7,856	58,588
Depreciation	4,785	3,094	153	8,032
Amortization	167	108	301	576
Total costs and expenses	239,418	88,353	8,310	336,081
Income/(loss) from operations	30,195	18,686	(8,310)	40,571
Interest expense	(57)	(96)	(816)	(969)
Intercompany interest income/(expense)	1,726	838	(2,564)	-
Other income/(expense)—net	(433)	46	950	563
Income/(expense) before income taxes	31,431	19,474	(10,740)	40,165
Income taxes	(12,116)	(7,466)	3,954	(15,628)
Net income/(loss)	$19,315	$12,008	$(6,786)	$24,537

(a) The following amounts are included in net income (in thousands):
				Chemed
	VITAS	Roto-Rooter	Corporate	Consolidated
Pretax benefit/(cost):
Stock option expense	$-	$-	$(1,444)	$(1,444)
Long-term incentive compensation	-	-	(934)	(934)
Expenses related to litigation settlements	-	(5)	-	(5)
Expenses related to OIG investigation	(1,274)	-	-	(1,274)
Total	$(1,274)	$(5)	$(2,378)	$(3,657)

				Chemed
	VITAS	Roto-Rooter	Corporate	Consolidated
After-tax benefit/(cost):
Stock option expense	$-	$-	$(910)	$(910)
Long-term incentive compensation	-	-	(591)	(591)
Expenses related to litigation settlements	-	(3)	-	(3)
Expenses related to OIG investigation	(790)	-	-	(790)
Total	$(790)	$(3)	$(1,501)	$(2,294)

CHEMED CORPORATION AND SUBSIDIARY COMPANIES
CONSOLIDATING STATEMENT OF INCOME
FOR THE THREE MONTHS ENDED MARCH 31, 2014
(in thousands)(unaudited)

				Chemed
	VITAS	Roto-Rooter	Corporate	Consolidated
2014 (a)
Service revenues and sales	$260,412	$97,888	$-	$358,300
Cost of services provided and goods sold	205,392	52,427	-	257,819
Selling, general and administrative expenses	21,714	27,181	6,776	55,671
Depreciation	4,614	2,399	136	7,149
Amortization	419	145	445	1,009
Total costs and expenses	232,139	82,152	7,357	321,648
Income/(loss) from operations	28,273	15,736	(7,357)	36,652
Interest expense	(56)	(97)	(3,662)	(3,815)
Intercompany interest income/(expense)	1,344	649	(1,993)	-
Other income/(expense)—net	(293)	(59)	1,168	816
Income/(expense) before income taxes	29,268	16,229	(11,844)	33,653
Income taxes	(11,109)	(6,196)	4,226	(13,079)
Net income/(loss)	$18,159	$10,033	$(7,618)	$20,574

(a) The following amounts are included in net income (in thousands):
				Chemed
	VITAS	Roto-Rooter	Corporate	Consolidated
Pretax benefit/(cost):
Stock option expense	$-	$-	$(1,309)	$(1,309)
Noncash impact of accounting for convertible debt	-	-	(2,259)	(2,259)
Long-term incentive compensation	-	-	(373)	(373)
Acquisition expenses	(1)	-	-	(1)
Expenses related to litigation settlements	(113)	(193)	-	(306)
Expenses related to OIG investigation	(748)	-	-	(748)
Total	$(862)	$(193)	$(3,941)	$(4,996)

				Chemed
	VITAS	Roto-Rooter	Corporate	Consolidated
After-tax benefit/(cost):
Stock option expense	$-	$-	$(822)	$(822)
Noncash impact of accounting for convertible debt	-	-	(1,429)	(1,429)
Long-term incentive compensation	-	-	(236)	(236)
Acquisition expenses	(1)	-	-	(1)
Expenses related to litigation settlements	(70)	(117)	-	(187)
Expenses related to OIG investigation	(464)	-	-	(464)
Total	$(535)	$(117)	$(2,487)	$(3,139)

Unaudited Consolidating Summary and Reconciliation of Adjusted EBITDA

Chemed Corporation and Subsidiary Companies
(in thousands)				Chemed
For the three months ended March 31, 2015	VITAS	Roto-Rooter	Corporate	Consolidated

Net income/(loss)	$19,315	$12,008	$(6,786)	$24,537
Add/(deduct):
Interest expense	57	96	816	969
Income taxes	12,116	7,466	(3,954)	15,628
Depreciation	4,785	3,094	153	8,032
Amortization	167	108	301	576
EBITDA	36,440	22,772	(9,470)	49,742
Add/(deduct):
Intercompany interest expense/(income)	(1,726)	(838)	2,564	-
Interest income	(34)	(10)	-	(44)
Expenses related to OIG investigation	1,274	-	-	1,274
Expenses related to litigation settlements	-	5	-	5
Advertising cost adjustment	-	(506)	-	(506)
Stock option expense	-	-	1,444	1,444
Long-term incentive compensation	-	-	934	934
Adjusted EBITDA	$35,954	$21,423	$(4,528)	$52,849

				Chemed
For the three months ended March 31, 2014	VITAS	Roto-Rooter	Corporate	Consolidated

Net income/(loss)	$18,159	$10,033	$(7,618)	$20,574
Add/(deduct):
Interest expense	56	97	3,662	3,815
Income taxes	11,109	6,196	(4,226)	13,079
Depreciation	4,614	2,399	136	7,149
Amortization	419	145	445	1,009
EBITDA	34,357	18,870	(7,601)	45,626
Add/(deduct):
Intercompany interest expense/(income)	(1,344)	(649)	1,993	-
Interest income	64	(8)	(6)	50
Expenses related to OIG investigation	748	-	-	748
Acquisition expenses	1	-	-	1
Advertising cost adjustment	-	(741)	-	(741)
Expenses related to litigation settlements	113	193	-	306
Long-term incentive compensation	-	-	373	373
Stock option expense	-	-	1,309	1,309
Adjusted EBITDA	$33,939	$17,665	$(3,932)	$47,672

CHEMED CORPORATION AND SUBSIDIARY COMPANIES
RECONCILIATION OF ADJUSTED NET INCOME
(in thousands, except per share data)(unaudited)

	Three Months Ended March 31,
	2015	2014
Net income as reported	$24,537	$20,574

Add/(deduct) after-tax cost of:
Stock option expense	910	822
Net expenses/(cost recovery) of OIG investigation	790	464
Long-term incentive compensation	591	236
Expenses related to litigation settlements	3	187
Additional interest expense resulting from the change in accounting
for the conversion feature of the convertible notes	-	1,429
Acquisition expenses	-	1
Adjusted net income	$26,831	$23,713

Diluted Earnings Per Share As Reported
Net income	$1.40	$1.12
Average number of shares outstanding	17,466	18,305

Adjusted Diluted Earnings Per Share
Adjusted net income	$1.54	$1.32
Adjusted average number of shares outstanding*	17,466	18,019

• Adjusted diluted average shares outstanding for 2014 excludes the estimated dilutive impact of the Convertible Notes (285,000 shares for the first quarter of 2014) as this impact was offset entirely by the Convertible Note Hedges when such conversion occurred in the second quarter of 2014.

CHEMED CORPORATION AND SUBSIDIARY COMPANIES
OPERATING STATISTICS FOR VITAS SEGMENT
(unaudited)
	Three Months Ended March 31,
OPERATING STATISTICS	2015	2014
Net revenue ($000)
Homecare	$204,541	$195,397
Inpatient	26,716	25,993
Continuous care	38,191	38,175
Total before Medicare cap allowance	$269,448	$259,565
Medicare cap allowance	165	847
Total	$269,613	$260,412
Net revenue as a percent of total before Medicare cap allowances
Homecare	75.9%	75.3%
Inpatient	9.9	10.0
Continuous care	14.2	14.7
Total before Medicare cap allowance	100.0	100.0
Medicare cap allowance	0.1	0.3
Total	100.1%	100.3%
Average daily census (days)
Homecare	10,877	10,476
Nursing home	2,920	2,828
Routine homecare	13,797	13,304
Inpatient	440	437
Continuous care	587	576
Total	14,824	14,317
Total Admissions	17,268	16,353
Total Discharges	16,990	16,002
Average length of stay (days)	79.0	81.1
Median length of stay (days)	13.0	14.0
ADC by major diagnosis
Neurological	23.7%	39.2%
Cerebro	28.0	5.5
Cancer	16.9	17.3
Cardio	17.8	14.7
Respiratory	7.8	3.3
Other	5.8	20.0
Total	100.0%	100.0%
Admissions by major diagnosis
Neurological	12.9	21.8%
Cerebro	18.6	6.7
Cancer	30.6	32.4
Cardio	15.8	13.8
Respiratory	10.8	9.9
Other	11.3	15.4
Total	100.0%	100.0%
Direct patient care margins
Routine homecare	52.7%	52.8%
Inpatient	8.4	4.2
Continuous care	15.9	16.6
Homecare margin drivers (dollars per patient day)
Labor costs	$57.21	$55.44
Drug costs	6.50	7.24
Home medical equipment	6.41	6.61
Medical supplies	2.92	3.22
Inpatient margin drivers (dollars per patient day)
Labor costs	$339.37	$349.71
Continuous care margin drivers (dollars per patient day)
Labor costs	$587.63	$593.77
Bad debt expense as a percent of revenues	1.0%	1.0%
Accounts receivable -- Days of revenue outstanding- excluding unapplied Medicare payments	41.3	42.7
Accounts receivable -- Days of revenue outstanding- including unapplied Medicare payments	38.1	33.8

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

Item 3.    Quantitative and Qualitative Disclosures about Market Risk
The Company’s primary market risk exposure relates to interest rate risk exposure through its variable interest line of credit.  At March 31, 2015, the Company had $161.3 million of variable rate debt outstanding.  For each $10 million dollars borrowed under the credit facility, an increase or decrease of 100 basis points (1% point), increases or decreases the Company’s annual interest expense by $100,000.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Item 2(c). Purchases of Equity Securities by Issuer and Affiliated Purchasers

The following table shows the activity related to our share repurchase program for the first three months of 2015:

	Total Number	Weighted	Cumulative Shares	Dollar Amount
	of Shares	Price Paid Per	Repurchased Under	Remaining Under
	Repurchased	Share	the Program	The Program

February 2011 Program
January 1 through January 31, 2015	-	$-	6,074,819	$11,808,785
February 1 through February 28, 2015	-	-	6,074,819	11,808,785
March 1 through March 31, 2015	-	-	6,074,819	$111,808,785

First Quarter Total	-	$-

On March 13, 2015 our Board of Directors authorized an additional $100 million under the February 2011 Repurchase Program.

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

Chemed Corporation
(Registrant)

Dated:	May 1, 2015	By:	/s/ Kevin J. McNamara
Kevin J. McNamara
(President and Chief Executive Officer)

Dated:	May 1, 2015	By:	/s/ David P. Williams
David P. Williams
(Executive Vice President and Chief Financial Officer)

Dated:	May 1, 2015	By:	/s/ Arthur V. Tucker, Jr.
Arthur V. Tucker, Jr.
(Vice President and Controller)