Form 10-Q
period 2015-06-30
CHEMED CORP
filed 2015-07-31
CIK 19584

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)

☒    Quarterly Report Under Section 13 or 15 (d) of the Securities Exchange Act of 1934 For the Quarterly Period Ended June 30, 2015

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

Large accelerated filer	☒	Accelerated filer	☐	Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	☐	No	☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Amount	Date

Capital Stock $1 Par Value	16,919,487 Shares	June 30, 2015

CHEMED CORPORATION AND
SUBSIDIARY COMPANIES

Index

Page No.
PART I. FINANCIAL INFORMATION:
Item 1. Financial Statements
Unaudited Consolidated Balance Sheet - June 30, 2015 and December 31, 2014	3

Unaudited Consolidated Statement of Income - Three and six months ended June 30, 2015 and 2014	4

Unaudited Consolidated Statement of Cash Flows - Six months ended June 30, 2015 and 2014	5

Notes to Unaudited Consolidated Financial Statements	6

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	15

Item 3. Quantitative and Qualitative Disclosures about Market Risk	32

Item 4. Controls and Procedures	32

PART II. OTHER INFORMATION
Item 1. Legal Proceedings	32

Item 1A. Risk Factors	32

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	33

Item 3. Defaults Upon Senior Securities	33

Item 4. Mine Safety Disclosures	33

Item 5. Other Information	33

Item 6. Exhibits	34
EX – 31.1
EX – 31.2
EX – 31.3
EX – 32.1
EX – 32.2
EX – 32.3
EX – 101.INS
EX – 101.SCH
EX – 101.CAL
EX – 101.DEF
EX – 101.LAB
EX – 101.PRE

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
CHEMED CORPORATION AND SUBSIDIARY COMPANIES
UNAUDITED CONSOLIDATED BALANCE SHEET
(in thousands, except share and per share data)

	June 30, 2015	December 31, 2014
ASSETS
Current assets
Cash and cash equivalents	$32,705	$14,132
Accounts receivable less allowances of $17,156 (2014 - $14,728)	119,116	124,607
Inventories	6,250	6,168
Current deferred income taxes	16,432	15,414
Prepaid income taxes	3,474	2,787
Prepaid expenses	12,069	11,456
Total current assets	190,046	174,564
Investments of deferred compensation plans	51,940	49,147
Properties and equipment, at cost, less accumulated depreciation of $190,227 (2014 - $185,735)	107,556	105,336
Identifiable intangible assets less accumulated amortization of $33,031 (2014 - $32,772)	55,979	56,027
Goodwill	472,546	466,722
Other assets	7,216	8,136
Total Assets	$885,283	$859,932

LIABILITIES
Current liabilities
Accounts payable	$39,327	$46,849
Current portion of long-term debt	7,500	6,250
Income taxes	20	5,818
Accrued insurance	42,589	40,814
Accrued compensation	48,909	50,718
Accrued legal	1,815	753
Other current liabilities	21,752	24,352
Total current liabilities	161,912	175,554
Deferred income taxes	28,280	29,945
Long-term debt	152,500	141,250
Deferred compensation liabilities	52,051	48,684
Other liabilities	12,742	13,143
Total Liabilities	407,485	408,576
Commitments and contingencies
STOCKHOLDERS' EQUITY
Capital stock - authorized 80,000,000 shares $1 par; issued 33,619,982 shares (2014 - 33,337,297 shares)	33,620	33,337
Paid-in capital	562,654	538,845
Retained earnings	815,229	771,176
Treasury stock - 16,800,313 shares (2014 - 16,446,572)	(936,056)	(894,285)
Deferred compensation payable in Company stock	2,351	2,283
Total Stockholders' Equity	477,798	451,356
Total Liabilities and Stockholders' Equity	$885,283	$859,932

See accompanying notes to unaudited consolidated financial statements.

CHEMED CORPORATION AND SUBSIDIARY COMPANIES
UNAUDITED CONSOLIDATED STATEMENT OF INCOME
(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Service revenues and sales	$381,921	$360,182	$758,573	$718,482
Cost of services provided and goods sold (excluding depreciation)	270,663	257,007	539,548	514,826
Selling, general and administrative expenses	57,994	53,649	116,582	109,320
Depreciation	8,082	7,272	16,114	14,421
Amortization	582	735	1,158	1,744
Total costs and expenses	337,321	318,663	673,402	640,311
Income from operations	44,600	41,519	85,171	78,171
Interest expense	(969)	(2,429)	(1,938)	(6,244)
Other income - net	536	756	1,099	1,572
Income before income taxes	44,167	39,846	84,332	73,499
Income taxes	(17,192)	(15,483)	(32,820)	(28,562)
Net income	$26,975	$24,363	$51,512	$44,937

Earnings Per Share
Net income	$1.60	$1.41	$3.05	$2.59
Average number of shares outstanding	16,880	17,236	16,872	17,374

Diluted Earnings Per Share
Net income	$1.55	$1.36	$2.96	$2.48
Average number of shares outstanding	17,419	17,880	17,419	18,097

Cash Dividends Per Share	$0.22	$0.20	$0.44	$0.40

See accompanying notes to unaudited consolidated financial statements.

CHEMED CORPORATION AND SUBSIDIARY COMPANIES
UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOWS
(in thousands)

	Six Months Ended June 30,
	2015	2014
Cash Flows from Operating Activities
Net income	$51,512	$44,937
Adjustments to reconcile net income to net cash provided
by operating activities:
Depreciation and amortization	17,272	16,165
Deferred income taxes	(2,783)	6,180
Provision for uncollectible accounts receivable	7,734	6,449
Amortization of discount on convertible notes	-	3,392
Stock option expense	2,787	2,453
Amortization of debt issuance costs	262	564
Noncash long-term incentive compensation	2,391	986
Changes in operating assets and liabilities, excluding
amounts acquired in business combinations:
Increase in accounts receivable	(2,182)	(6,782)
Increase in inventories	(78)	(153)
Increase in prepaid expenses	(507)	(3,301)
Decrease in accounts payable and other current liabilities	(1,314)	(33,584)
Increase/(decrease) in income taxes	(2,384)	7,224
Increase in other assets	(2,229)	(2,748)
Increase in other liabilities	2,966	4,644
Excess tax benefit on share-based compensation	(3,998)	(1,866)
Other sources	189	553
Net cash provided by operating activities	69,638	45,113
Cash Flows from Investing Activities
Capital expenditures	(18,846)	(19,454)
Business combinations, net of cash acquired	(6,614)	(250)
Other sources	395	192
Net cash used by investing activities	(25,065)	(19,512)
Cash Flows from Financing Activities
Proceeds from revolving line of credit	103,200	245,500
Payments on revolving line of credit	(88,200)	(185,500)
Payments on other long-term debt	(2,500)	(186,956)
Proceeds from other long-term debt	-	100,000
Purchases of treasury stock	(29,762)	(58,493)
Proceeds from exercise of stock options	8,044	16,092
Dividends paid	(7,459)	(6,757)
Capital stock surrendered to pay taxes on stock-based compensation	(5,876)	(3,543)
Retirement of warrants	-	(2,645)
Excess tax benefit on share-based compensation	3,998	1,866
Debt issuance costs	-	(939)
Decrease in cash overdrafts payable	(6,791)	(479)
Other uses	(654)	(252)
Net cash used by financing activities	(26,000)	(82,106)
Increase/(Decrease) in Cash and Cash Equivalents	18,573	(56,505)
Cash and cash equivalents at beginning of year	14,132	84,418
Cash and cash equivalents at end of period	$32,705	$27,913

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

During the second quarter of 2015, no Medicare cap was recorded.

During the first six months ended June 30, 2015, we recorded a $165,000 Medicare cap reversal of amounts recorded in the fourth quarter of 2014 for one program’s projected 2015 measurement period liability. The fourth quarter of 2014 was part of the 2015 Medicare cap year.

Shown below is the Medicare cap liability activity for the fiscal periods ended (in thousands):

	June 30,
	2015	2014
Beginning balance January 1,	$6,112	$8,260
2015 measurement period	(165)	-
2014 measurement period	-	(704)
Payments	(4,782)	(3,439)
Ending balance June 30,	$1,165	$4,117

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

Three months ended June 30,		Six months ended June 30,
2015	2014	2015	2014
$1,885	$1,931	$3,859	$3,630

3.   Segments

Service revenues and sales and after-tax earnings by business segment are as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Service Revenues and Sales
VITAS	$276,460	$264,026	$546,073	$524,438
Roto-Rooter	105,461	96,156	212,500	194,044
Total	$381,921	$360,182	$758,573	$718,482

After-tax Earnings
VITAS	$21,800	$20,892	$41,116	$39,051
Roto-Rooter	12,153	10,719	24,161	20,751
Total	33,953	31,611	65,277	59,802
Corporate	(6,978)	(7,248)	(13,765)	(14,865)
Net income	$26,975	$24,363	$51,512	$44,937

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

4.  Earnings per Share

Earnings per share (“EPS”) are computed using the weighted average number of shares of capital stock outstanding.  Earnings and diluted earnings per share are computed as follows (in thousands, except per share data):

		Net Income
For the Three Months Ended June 30,		Income	Shares	Earnings per Share
2015
	Earnings	$26,975	16,880	$1.60
	Dilutive stock options	-	390
	Nonvested stock awards	-	149
	Diluted earnings	$26,975	17,419	$1.55

2014
	Earnings	$24,363	17,236	$1.41
	Dilutive stock options	-	376
	Nonvested stock awards	-	147
	Conversion of notes	-	121
	Diluted earnings	$24,363	17,880	$1.36

		Net Income
For the Six Months Ended June 30,		Income	Shares	Earnings per Share
2015
	Earnings	$51,512	16,872	$3.05
	Dilutive stock options	-	395
	Nonvested stock awards	-	152
	Diluted earnings	$51,512	17,419	$2.96

2014
	Earnings	$44,937	17,374	$2.59
	Dilutive stock options	-	374
	Nonvested stock awards	-	147
	Conversion of Notes	-	202
	Diluted earnings	$44,937	18,097	$2.48

For the three and six-month period ended June 30, 2015, 411,000 stock options were excluded from the computation of diluted earnings per share because they would have been anti-dilutive.  For the three and six-month period ended June 30, 2014 no stock options were so excluded.

For the three and six-months of 2014 diluted earnings per share was impacted by the issuance of 249,000 shares of capital stock under the conversion feature of our 1.875% Senior Convertible Notes (the “Notes”) on the May 15, 2014 maturity date.  Assuming these shares were issued April 1, 2014 increases average diluted shares outstanding for the second quarter of 2014 by 121,000 shares.  Similarly, the dilutive impact of this conversion feature for the first six months of 2014 was 202,000.

5.   Long-Term Debt

On June 30, 2014, we replaced our existing credit agreement with the Third Amended and Restated Credit Agreement (“2014 Credit Agreement”).   Terms of the 2014 Credit Agreement consist of a five-year, $350 million revolving credit facility and a $100 million term loan. The 2014 Credit Agreement has a floating interest rate that is currently LIBOR plus 113 basis points.

The debt outstanding as of June 30, 2015 consists of the following:

Revolver	$65,000
Term loan	95,000
Total	160,000
Current portion of term and revolving loan	(7,500)
Long-term debt	$152,500

Scheduled principal payments of the term loan are as follows:

2015	$3,750
2016	7,500
2017	8,750
2018	10,000
2019	65,000
$95,000

The 2014 Credit Agreement contains the following quarterly financial covenants:

Description	Requirement

Leverage Ratio (Consolidated Indebtedness/Consolidated Adj. EBITDA)	< 3.50 to 1.00

Fixed Charge Coverage Ratio (Consolidated Free Cash Flow/Consolidated Fixed Charges)	> 1.50 to 1.00

Annual Operating Lease Commitment	< $50.0 million

We are in compliance with all debt covenants as of June 30, 2015. We have issued $36.6 million in standby letters of credit as of June 30, 2015 for insurance purposes.  Issued letters of credit reduce our available credit under the 2014 Credit Agreement.  As of June 30, 2015, we have approximately $248.4 million of unused lines of credit available and eligible to be drawn down under our revolving credit facility.

6.   Other Income – Net

Other income -- net comprises the following (in thousands):
	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Market value gains on assets held in deferred
compensation trust	$498	$650	$1,448	$1,812
Loss on disposal of property and equipment	(63)	(48)	(15)	(326)
Interest income - net	86	58	130	8
Other - net	15	96	(464)	78
Total other income - net	$536	$756	$1,099	$1,572

 7.   Stock-Based Compensation Plans

On May 18, 2015, the Compensation/Incentive Committee of the Board of Directors (“CIC”) approved a grant of 32,550 shares of restricted stock to certain key employees.  The restricted shares vest ratably over three years from the date of issuance.  The cumulative compensation expense related to the restricted stock award is $4.0 million and will be recognized over the three-year vesting period.  We assumed no forfeitures in determining the cumulative compensation expense of the grant.

On February 20, 2015, the (“CIC”) granted 10,761 Performance Stock Units (“PSUs”) contingent upon the achievement of certain total shareholders return (“TSR”) targets as compared to the TSR of a group of peer companies for the three-year period ending December 31, 2017, the date at which such awards vest.  The cumulative compensation cost of the TSR-based PSU award to be recorded over the three year service period is $1.5 million.

On February 20, 2015, the CIC also granted 10,761 PSUs contingent upon the achievement of certain earnings per share (“EPS”) targets for the three-year period ending December 31, 2017.  At the end of each reporting period, the Company estimates the number of shares that it believes will ultimately be earned and records that expense over the service period of the award.  We currently estimate the cumulative compensation cost of the EPS-based PSUs to be recorded over the three year service period is $1.6 million.

8.   Independent Contractor Operations

The Roto-Rooter segment sublicenses with 69 independent contractors to operate certain plumbing repair and drain cleaning businesses in lesser-populated areas of the United States and Canada.  We had notes receivable from our independent contractors as of June 30, 2015 totaling $1.6 million (December 31, 2014 - $1.6 million).  In most cases these loans are fully or partially secured by equipment owned by the contractor.  The interest rates on the loans range from 0% to 7% per annum and the remaining terms of the loans range from 2 months to 5 years at June 30, 2015.  We recorded the following from our independent contractors (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Revenues	$9,527	$9,190	$18,991	$18,213
Pretax profits	5,661	5,235	11,218	10,395

9.   Retirement Plans

All of the Company’s plans that provide retirement and similar benefits are defined contribution plans.  These expenses include the impact of market gains and losses on assets held in deferred compensation plans.  Expenses for the Company’s pension and profit-sharing plans, excess benefit plans and other similar plans are as follows (in thousands):

Three months ended June 30,		Six months ended June 30,
2015	2014	2015	2014
$2,991	$3,324	$7,178	$7,222

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

The costs incurred related to U.S. v. Vitas and related regulatory matters were $1.4 million and $410,000 for the quarters ended June 30, 2015 and 2014, respectively. For the six months ended June 30, 2015 and 2014, the net costs were $2.7 million and $1.2 million respectively.

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

11.   Concentration of Risk

VITAS has pharmacy services agreements ("Agreements") with Omnicare, Inc. and its subsidiaries (“OCR”) whereby OCR provides specified pharmacy services for VITAS and its hospice patients in geographical areas served by both VITAS and OCR.  The Agreements renew automatically for three-year terms.  Either party may cancel the Agreements at the end of any term by giving 30 days prior written notice.  VITAS made purchases from OCR of $9.5 million and $8.8 million for the three months ended June 30, 2015 and 2014, respectively.  VITAS made purchases from OCR of $18.7 million and $17.7 million for the six months ended June 30, 2015 and 2014, respectively. For the three and six month periods ending June 30, 2015 and 2014, respectively, purchases from this vendor exceed 90% of all pharmacy services used by VITAS.

12.   Cash Overdrafts and Cash Equivalents

Included in accounts payable at June 30, 2015 is cash overdrafts payable of $3.7 million (December 31, 2014 - $10.5 million).

From time to time throughout the year, we invest excess cash in money market funds with major commercial banks. We closely monitor the creditworthiness of the institutions with which we invest our overnight funds.  We had $66,000 in cash equivalents as of June 30, 2015.  There was $80,000 in cash equivalents as of December 31, 2014.  The weighted average rate of return for our cash equivalents was 0.08% at June 30, 2015 and 0.06% at December 31, 2014.

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

The following shows the carrying value, fair value and the hierarchy for our financial instruments as of June 30, 2015 (in thousands):

		Fair Value Measure

	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Mutual fund investments of deferred
compensation plans held in trust	$51,940	$51,940	$-	$-
Long-term debt	160,000	-	160,000	-

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

14.   Capital Stock Repurchase Plan Transactions

We repurchased the following capital stock for the three and six months ended June 30, 2015 and 2014:

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014

Shares repurchased	250,000	300,000	250,000	682,934
Weighted average price per share	$119.05	$85.04	$119.05	$85.65

In March 2015, the Board of Directors authorized an additional $100 million for stock repurchase under Chemed’s existing share repurchase program. We currently have $82.0 million of authorization remaining under this share repurchase plan.

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

In August 2014, the FASB issued Accounting Standards Update No. 2014-15, “ASU No. 2014-15 - Presentation of Financial Statements-Going Concern”.   ASU 2014-15 is intended to define management's responsibility to evaluate whether there is substantial doubt about an organization's ability to continue as a going concern and to provide related footnote disclosures. This guidance is effective for us for the annual period ending December 31, 2016 and interim periods thereafter. We do not expect the adoption of this standard to have a material impact on our consolidated financial position, results of operations or cash flows.

In April 2015, the FASB issued Accounting Standards Update No. 2015-03, “ASU No. 2015-03 – Interest – Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs”.  ASU 2015-03 is intended to simplify the presentation of debt issuance costs.  Under the new guidance, debt issuance costs will be presented as a direct deduction from the carrying value of the associated debt, consistent with the existing presentation of a debt discount.  This guidance is effective for us for the annual period beginning after December 15, 2015.  We do not expect the adoption of this standard to have a material impact on our consolidated financial position, results of operations or cash flows.

16.   Business Combinations

In the first six months of 2015, we completed two business combinations within our Roto-Rooter segment for $6.6 million in cash to increase our market penetration in Omaha, Nebraska and Scranton, Pennsylvania.  A substantial portion of this aggregate purchase price was allocated to goodwill.  The operating results of these business combinations have been included in our results of operations since the acquisition date and are not material for the three and six-month periods ended June 30, 2015 nor for the comparable prior year periods.

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

The following is a summary of the key operating results (in thousands except per share amounts):
	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Service revenues and sales	$381,921	$360,182	$758,573	$718,482
Net income	$26,975	$24,363	$51,512	$44,937
Diluted EPS	$1.55	$1.36	$2.96	$2.48
Adjusted net income	$29,716	$26,580	$56,547	$50,293
Adjusted diluted EPS	$1.71	$1.50	$3.25	$2.81
Adjusted EBITDA	$57,689	$52,213	$110,538	$99,885
Adjusted EBITDA as a % of revenue	15.1%	14.5%	14.6%	13.9%

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

For the three months ended June 30, 2015, the increase in consolidated service revenues and sales was driven by a 9.7% increase at Roto-Rooter and a 4.7% increase at VITAS.  The increase in service revenues at Roto-Rooter was driven primarily by an increase in the water restoration business line as well as an increase in plumbing revenue. Water restoration is the remediation or removal of water and humidity after a flood.  The increase in service revenues at VITAS was a result of Medicare reimbursement rates increasing 1.4%, a 5.1% increase in days of care, offset by geographical and level of care mix shift.  Consolidated net income increased 10.7% due to higher revenues at both VITAS and Roto-Rooter combined with leveraging our current infrastructure resulting in operating costs growing at a slower rate than revenue.   Diluted EPS increased 14.0% as a result of the increase in net income as well as a lower number of shares outstanding.  Adjusted EBITDA as a percent of revenue increased 0.6%.   See page 31 for additional VITAS operating metrics.

For the six months ended June 30, 2015, the increase in consolidated service revenues and sales was driven by a 9.5% increase at Roto-Rooter and a 4.1% increase at VITAS.  The increase in service revenues at Roto-Rooter was driven primarily by an increase in the water restoration business line as well as an increase in plumbing revenue.  The increase in service revenues at VITAS was a result of Medicare reimbursement rates increasing 1.4%, a 4.3% increase in days of care offset by level of care and geographical mix shift.  Consolidated net income increased 14.6% due to higher revenues at both VITAS and Roto-Rooter combined with leveraging our current infrastructure resulting in operating costs growing at a slower rate than revenue.   Diluted EPS increased 19.4% as a result of the increase in net income as well as a lower number of shares outstanding.  Adjusted EBITDA as a percent of revenue increased 0.7%.   See page 31 for additional VITAS operating metrics.

VITAS expects its full-year 2015 revenue growth, prior to Medicare cap, to be in the range of 4.0% to 5.0%.  Admissions in 2015 are estimated to increase 4.0% to 5.0%.  Adjusted EBITDA margin, prior to Medicare cap, is estimated to be 14.0% to 15.0%.  Medicare cap billing limitations are estimated to be $2.8 million in 2015. Roto-Rooter expects full-year 2015 revenue growth of 5.0% to 6.0%.  The revenue estimate is a result of continued expansion in water restoration services and increased job pricing of approximately 1.0%. Adjusted EBITDA margin for 2015 is estimated in the range of 19.5% to 20.0%.  We anticipate that our operating income and cash flows will be sufficient to operate our businesses and meet any commitments for the foreseeable future.

Financial Condition
Liquidity and Capital Resources
Material changes in the balance sheet accounts from December 31, 2014 to June 30, 2015 include the following:

•
An $18.6 million increase in cash due to cash generated by operations and an increase in borrowings on our revolving line of credit partially offset by treasury stock purchases, capital expenditures and cash dividends.

•	A $5.5 million decrease in accounts in accounts receivable. See additional discussion below.
•	A $5.8 million increase in goodwill due to two acquisitions at Roto-Rooter.
•	A $7.5 million decrease in accounts payable due to timing of payments.
•	A $5.8 million decrease in income taxes due to timing of payments.

Net cash provided by operating activities increased $24.5 million primarily as a result of higher net income, payment of litigation settlements in 2014 that did not recur in 2015 and the timing of other disbursements.  Management continually evaluates cash utilization alternatives, including share repurchase, debt repurchase, acquisitions and increased dividends to determine the most beneficial use of available capital resources.

We have issued $36.6 million in standby letters of credit as of June 30, 2015, for insurance purposes.  Issued letters of credit reduce our available credit under the revolving credit agreement.  As of June 30, 2015, we have approximately $248.4 million of unused lines of credit available and eligible to be drawn down under our revolving credit facility. Management believes its liquidity and sources of capital are satisfactory for the Company’s needs in the foreseeable future.

Significant changes in our accounts receivable balances are driven mainly by the timing of payments received from the Federal government at our VITAS subsidiary.  We typically receive a payment in excess of $35.0 million from the Federal government from hospice services every other Friday.  The timing of period end will have a significant impact on the accounts receivable at VITAS.  These changes generally normalize over a two year period, as cash flow variations in one year are offset in the following year.

Commitments and Contingencies
Collectively, the terms of our credit agreements require us to meet various financial covenants, to be tested quarterly.  We are in compliance with all financial and other debt covenants as of June 30, 2015 and anticipate remaining in compliance throughout 2015.

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

The costs incurred related to U.S. v. Vitas and related regulatory matters were $1.4 million and $410,000 for the quarters ended June 30, 2015 and 2014, respectively. For the six months ended June 30, 2015 and 2014, the net costs were $2.7 million and $1.2 million, respectively.

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

Results of Operations
Three months ended June 30, 2015 versus 2014 - Consolidated Results
Our service revenues and sales for the second quarter of 2015 increased 6.0% versus services and sales revenues for the second quarter of 2014.  Of this increase, $12.4 million was attributable to VITAS and a $9.3 million increase was attributable to Roto-Rooter.  The following chart shows the components of those changes (in thousands):

	Increase/(Decrease)
	Amount	Percent
VITAS
Routine homecare	$12,956	6.5
Continuous care	(131)	(0.3)
General inpatient	(534)	(2.1)
Medicare cap	143	100.0
Roto-Rooter
Plumbing	3,531	8.2
Drain cleaning	(295)	(0.8)
Water restoration	5,756	169.3
Contractor operations	337	3.7
Other	(24)	(0.5)
Total	$21,739	6.0

The increase in VITAS’ revenues for the second quarter of 2015 versus the second quarter of 2014 was a combination of Medicare reimbursement rates increasing approximately 1.4% and a 5.1% increase in days of care offset by level of care and geographical mix shift.

Days of care during the quarter ended June 30 were as follows:

	Days of Care
	2015	2014	Percent

Routine homecare	1,300,479	1,231,741	5.6
Continuous care	51,250	51,647	(0.8)
General inpatient	39,006	39,430	(1.1)
Total days of care	1,390,735	1,322,818	5.1

Over 90% of VITAS’ service revenues for the period were from Medicare and Medicaid.

The increase in plumbing revenues for the second quarter of 2015 versus 2014 is attributable to a 5.1% increase in job count and a 3.1% increase in a combination of price and service mix shift.  Drain cleaning revenues for the second quarter of 2015 versus 2014 reflect a 4.4% decrease in the number of jobs performed, offset by a 3.6% increase in a combination of price and service mix shift.  Water restoration increased 169.3% as a result of continued expansion into other Roto-Rooter locations.  Contractor operations increased 3.7% and Other Roto-Rooter revenue decreased 0.5%.

The consolidated gross margin was 29.1% in the second quarter of 2015 as compared with 28.6% in the second quarter of 2014.  On a segment basis, VITAS’ gross margin was 21.9% in the second quarter of 2015, essentially flat when compared to the second quarter of 2014.  The Roto-Rooter segment’s gross margin was 48.0% for the second quarter of 2015 as compared with 46.8% for the second quarter of 2014.  The gross margin increase was mainly the result of favorable health insurance experience during the second quarter of 2015.

Selling, general and administrative expenses (“SG&A”) comprise (in thousands):

	Three months ended June 30,
	2015	2014
SG&A expenses before the impact of market gains of deferred compensation plans,
long-term incentive compensation, and OIG investigation expenses	$54,627	$51,976
Long-term incentive compensation	1,457	613
Expenses related to OIG investigation	1,412	410
Market value gains related to assets held in deferred compensation trusts	498	650
Total SG&A expenses	$57,994	$53,649

SG&A expenses before long-term incentive compensation, expenses related to OIG investigation and the impact of market gains of deferred compensation plans for the second quarter of 2015 were up 5.1% when compared to the second quarter of 2014.  The increase was mainly a result of the increase in variable expenses caused by increased revenue as well as normal salary increases and higher bad debt expense in 2015.

Other income - net comprise (in thousands):

	Three months ended June 30,
	2015	2014
Market value gains on assets held in deferred
compensation trusts	$498	$650
Loss on disposal of property and equipment	(63)	(48)
Interest income - net	86	58
Other	15	96
Total other income - net	$536	$756

Our effective income tax rate was 38.9% in the second quarter of 2015 essentially equal to the second quarter of 2014.

Net income for both periods included the following after-tax items/adjustments that reduced or increased after-tax earnings (in thousands):
	Three months ended June 30,
	2015	2014
VITAS
Expenses related to OIG investigation	$(868)	$(254)
Roto-Rooter
Acquisition expenses	(80)	-
Expenses related to litigation settlements	-	(20)
Corporate
Stock option expense	(849)	(722)
Noncash impact of change in accounting for convertible debt	-	(714)
Long-term incentive compensation	(921)	(388)
Expenses related to securities litigation	(23)	(119)
Total	$(2,741)	$(2,217)

Three months ended June 30, 2015 versus 2014 - Segment Results

The change in after-tax earnings for the second quarter of 2015 versus the second quarter of 2014 is due to (in thousands):

	Increase/(Decrease)
	Amount	Percent
VITAS	$908	4.3
Roto-Rooter	1,434	13.4
Corporate	270	3.7
	$2,612	10.7

VITAS’ after-tax earnings were positively impacted in 2015 compared to 2014 by a $12.4 million increase in revenue.   After-tax earnings as a percent of revenue in 2015 were 7.9%, essentially equal to the second quarter of 2014.

Roto-Rooter’s after-tax earnings were positively impacted in 2015 compared to 2014 primarily by a $5.8 million revenue increase in Roto-Rooter’s water restoration line of business and a $3.5 million increase in plumbing revenue.  After-tax earnings as a percent of revenue at Roto-Rooter in 2015 were 11.5% as compared to 11.1% in 2014.  This increase is largely the result of higher sales and gross profit in 2015, partially offset by higher SG&A expenses.  Favorable health insurance experience during the second quarter of 2015 contributed to the higher gross profit.

Results of Operations
Six months ended June 30, 2015 versus 2014 - Consolidated Results
Our service revenues and sales for the first six months of 2015 increased 5.6% versus services and sales revenues for the first six months of 2014.  Of this increase, $21.6 million was attributable to VITAS and an $18.5 million increase was attributable to Roto-Rooter.  The following chart shows the components of those changes (in thousands):

	Increase/(Decrease)
	Amount	Percent
VITAS
Routine homecare	$22,100	5.6
Continuous care	(115)	(0.2)
General inpatient	189	0.4
Medicare cap	(539)	(76.6)
Roto-Rooter
Plumbing	4,525	5.1
Drain cleaning	(1,304)	(1.8)
Water restoration	14,695	298.6
Contractor operations	778	4.3
Other	(238)	(2.3)
Total	$40,091	5.6

The increase in VITAS’ revenues for the first six months of 2015 versus the first six months of 2014 was a combination of Medicare reimbursement rates increasing approximately 1.4% and a 4.3% increase in days of care offset by level of care and geographical mix shift.  In the first six months of 2015, VITAS recorded a positive revenue adjustment of $165,000 related to one program’s Medicare cap liability recorded in the fourth quarter of 2014. This compares to a positive revenue adjustment of $704,000 recorded in the first six months of 2014.

Days of care for the six months ended June 30 were as follows:

	Days of Care
	2015	2014	Percent

Routine homecare	2,542,212	2,429,079	4.7
Continuous care	104,090	103,477	0.6
General inpatient	78,579	78,758	(0.2)
Total days of care	2,724,881	2,611,314	4.3

Over 90% of VITAS’ service revenues for the period were from Medicare and Medicaid.

The increase in plumbing revenues for the first six months of 2015 versus 2014 is attributable to a 1.5% decrease in job count, offset by a 6.6% increase in a combination of price and service mix shift.  Drain cleaning revenues for the first six months of 2015 versus 2014 reflect a 5.3% decrease in the number of jobs performed, offset by a 3.5% increase in a combination of price and service mix shift.  Water restoration increased 298.6% as a result of continued expansion into other Roto-Rooter locations.  Water restoration is the remediation or removal of water and humidity after a flood. Contractor operations increased 4.3% and Other Roto-Rooter revenue decreased 2.3%.

The consolidated gross margin was 28.9% in the first six months of 2015 as compared with 28.3% in the first six months of 2014.  On a segment basis, VITAS’ gross margin was 21.6% in the first six months of 2015 essentially equal to the first six months of 2014.  The Roto-Rooter segment’s gross margin was 47.6% for the first six months of 2015 as compared with 46.6% for the first six months of 2014.  The gross margin increase was mainly the result of favorable health and casualty insurance experience during the first six months of 2015.

Selling, general and administrative expenses (“SG&A”) comprise (in thousands):

	Six months ended June 30,
	2015	2014
SG&A expenses before the impact of market gains of deferred compensation
plans, long-term incentive compensation, and OIG investigation expenses	$110,057	$105,364
Long-term incentive compensation	2,391	986
Expenses related to OIG investigation	2,686	1,158
Market value gains related to assets held in
deferred compensation trusts	1,448	1,812
Total SG&A expenses	$116,582	$109,320

SG&A expenses before long-term incentive compensation, expenses related to OIG investigation and the impact of market gains of deferred compensation plans for the first six months of 2015 were up 4.5% when compared to the first six months of 2014.  The increase was mainly a result of the increase in variable expenses caused by increased revenue as well as normal salary increases and higher bad debt expenses in 2015.

Other income - net comprise (in thousands)

	Six months ended June 30,
	2015	2014
Market value gains on assets held in deferred
compensation trusts	$1,448	$1,812
Loss on disposal of property and equipment	(15)	(326)
Interest income - net	130	8
Other	(464)	78
Total other income - net	$1,099	$1,572

Our effective income tax rate was 38.9% in the first six months of 2015, essentially equal to the first six months of 2014.

Net income for both periods included the following after-tax items/adjustments to after-tax earnings (in thousands):
	Six Months Ended June 30,
	2015	2014
VITAS
Legal expenses of OIG investigation	$(1,658)	$(718)
Expenses related to litigation settlements	-	(70)
Acquisition expenses	-	(1)
Roto-Rooter
Expenses related to litigation settlements	(3)	(137)
Acquisition expenses	(80)	-
Corporate
Stock option expense	(1,759)	(1,544)
Noncash impact of change in accounting for convertible debt	-	(2,143)
Long-term incentive compensation	(1,512)	(624)
Expenses of securities litigation	(23)	(119)
Total	$(5,035)	$(5,356)

Six months ended June 30, 2015 versus 2014 - Segment Results

The change in after-tax earnings for the first six months of 2015 versus the first six months of 2014 is due to (in thousands):

	Increase/(Decrease)
	Amount	Percent
VITAS	$2,065	5.3
Roto-Rooter	3,410	16.4
Corporate	1,100	7.4
	$6,575	14.6

VITAS’ after-tax earnings were positively impacted in 2015 compared to 2014 by a $21.6 million increase in revenue.   After-tax earnings as a percent of revenue in 2015 were 7.5% as compared to 7.4% in 2014.

Roto-Rooter’s after-tax earnings were positively impacted in 2015 compared to 2014 primarily by a $14.7 million revenue increase in Roto-Rooter’s water restoration line of business and a $4.5 million increase in plumbing revenue.  After-tax earnings as a percent of revenue at Roto-Rooter in 2015 were 11.4% as compared to 10.7% in 2014.  This increase is largely the result of higher sales and gross profit in 2015, partially offset by higher SG&A expenses.  Favorable casualty and health insurance experience during 2015 contributed to the higher gross profit.

CHEMED CORPORATION AND SUBSIDIARY COMPANIES
CONSOLIDATING STATEMENT OF INCOME
FOR THE THREE MONTHS ENDED JUNE 30, 2015
(in thousands)(unaudited)

				Chemed
	VITAS	Roto-Rooter	Corporate	Consolidated
2015 (a)
Service revenues and sales	$276,460	$105,461	$-	$381,921
Cost of services provided and goods sold	215,778	54,885	-	270,663
Selling, general and administrative expenses	22,237	28,241	7,516	57,994
Depreciation	4,724	3,205	153	8,082
Amortization	171	128	283	582
Total costs and expenses	242,910	86,459	7,952	337,321
Income/(loss) from operations	33,550	19,002	(7,952)	44,600
Interest expense	(53)	(98)	(818)	(969)
Intercompany interest income/(expense)	1,755	805	(2,560)	-
Other income/(expense)—net	49	(12)	499	536
Income/(expense) before income taxes	35,301	19,697	(10,831)	44,167
Income taxes	(13,501)	(7,544)	3,853	(17,192)
Net income/(loss)	$21,800	$12,153	$(6,978)	$26,975

(a) The following amounts are included in net income (in thousands):

				Chemed
	VITAS	Roto-Rooter	Corporate	Consolidated
Pretax benefit/(cost):
Stock option expense	$-	$-	$(1,343)	$(1,343)
Long-term incentive compensation	-	-	(1,457)	(1,457)
Expenses related to securities litigation	-	-	(37)	(37)
Acquisition expenses	-	(131)	-	(131)
Expenses related to OIG investigation	(1,412)	-	-	(1,412)
Total	$(1,412)	$(131)	$(2,837)	$(4,380)

				Chemed
	VITAS	Roto-Rooter	Corporate	Consolidated
After-tax benefit/(cost):
Stock option expense	$-	$-	$(849)	$(849)
Long-term incentive compensation	-	-	(921)	(921)
Expenses related to securities litigation	-	-	(23)	(23)
Acquisition expenses	-	(80)	-	(80)
Expenses related to OIG investigation	(868)	-	-	(868)
Total	$(868)	$(80)	$(1,793)	$(2,741)

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

CHEMED CORPORATION AND SUBSIDIARY COMPANIES
CONSOLIDATING STATEMENT OF INCOME
FOR THE SIX MONTHS ENDED JUNE 30, 2015
(in thousands)(unaudited)

				Chemed
	VITAS	Roto-Rooter	Corporate	Consolidated
2015 (a)
Service revenues and sales	$546,073	$212,500	$-	$758,573
Cost of services provided and goods sold	428,274	111,274	-	539,548
Selling, general and administrative expenses	44,207	57,002	15,373	116,582
Depreciation	9,509	6,299	306	16,114
Amortization	338	236	584	1,158
Total costs and expenses	482,328	174,811	16,263	673,402
Income/(loss) from operations	63,745	37,689	(16,263)	85,171
Interest expense	(110)	(194)	(1,634)	(1,938)
Intercompany interest income/(expense)	3,482	1,642	(5,124)	-
Other income/(expense)—net	(384)	35	1,448	1,099
Income/(expense) before income taxes	66,733	39,172	(21,573)	84,332
Income taxes	(25,617)	(15,011)	7,808	(32,820)
Net income/(loss)	$41,116	$24,161	$(13,765)	$51,512

(a) The following amounts are included in net income (in thousands):

				Chemed
	VITAS	Roto-Rooter	Corporate	Consolidated
Pretax benefit/(cost):
Stock option expense	$-	$-	$(2,787)	$(2,787)
Long-term incentive compensation	-	-	(2,391)	(2,391)
Expenses related to litigation settlements	-	(5)	-	(5)
Expenses related to securities litigation	-	-	(37)	(37)
Acquisition expenses	-	(131)	-	(131)
Expenses related to OIG investigation	(2,686)	-	-	(2,686)
Total	$(2,686)	$(136)	$(5,215)	$(8,037)

				Chemed
	VITAS	Roto-Rooter	Corporate	Consolidated
After-tax benefit/(cost):
Stock option expense	$-	$-	$(1,759)	$(1,759)
Long-term incentive compensation	-	-	(1,512)	(1,512)
Expenses related to litigation settlements	-	(3)	-	(3)
Expenses related to securities litigation	-	-	(23)	(23)
Acquisition expenses	-	(80)	-	(80)
Expenses related to OIG investigation	(1,658)	-	-	(1,658)
Total	$(1,658)	$(83)	$(3,294)	$(5,035)

CHEMED CORPORATION AND SUBSIDIARY COMPANIES
CONSOLIDATING STATEMENT OF INCOME
FOR THE SIX MONTHS ENDED JUNE 30, 2014
(in thousands)(unaudited)

				Chemed
	VITAS	Roto-Rooter	Corporate	Consolidated
2014 (a)
Service revenues and sales	$524,438	$194,044	$-	$718,482
Cost of services provided and goods sold	411,210	103,616	-	514,826
Selling, general and administrative expenses	42,716	52,887	13,717	109,320
Depreciation	9,178	4,961	282	14,421
Amortization	624	282	838	1,744
Total costs and expenses	463,728	161,746	14,837	640,311
Income/(loss) from operations	60,710	32,298	(14,837)	78,171
Interest expense	(112)	(208)	(5,924)	(6,244)
Intercompany interest income/(expense)	2,860	1,330	(4,190)	-
Other income/(expense)—net	(388)	139	1,821	1,572
Income/(expense) before income taxes	63,070	33,559	(23,130)	73,499
Income taxes	(24,019)	(12,808)	8,265	(28,562)
Net income/(loss)	$39,051	$20,751	$(14,865)	$44,937

(a) The following amounts are included in net income (in thousands):

				Chemed
	VITAS	Roto-Rooter	Corporate	Consolidated
Pretax benefit/(cost):
Stock option expense	$-	$-	$(2,453)	$(2,453)
Noncash impact of accounting for convertible debt	-	-	(3,389)	(3,389)
Long-term incentive compensation	-	-	(986)	(986)
Expenses related to litigation settlements	(113)	(225)	-	(338)
Expenses related to securities litigation	-	-	(189)	(189)
Acquisition expenses	(1)	-	-	(1)
Expenses related to OIG investigation	(1,158)	-	-	(1,158)
Total	$(1,272)	$(225)	$(7,017)	$(8,514)

				Chemed
	VITAS	Roto-Rooter	Corporate	Consolidated
After-tax benefit/(cost):
Stock option expense	$-	$-	$(1,544)	$(1,544)
Noncash impact of accounting for convertible debt	-	-	(2,143)	(2,143)
Long-term incentive compensation	-	-	(624)	(624)
Expenses related to litigation settlements	(70)	(137)	-	(207)
Expenses related to securities litigation	-	-	(119)	(119)
Acquisition expenses	(1)	-	-	(1)
Expenses related to OIG investigation	(718)	-	-	(718)
Total	$(789)	$(137)	$(4,430)	$(5,356)

Unaudited Consolidating Summary and Reconciliation of Adjusted EBITDA

Chemed Corporation and Subsidiary Companies
(in thousands)				Chemed
For the three months ended June 30, 2015	VITAS	Roto-Rooter	Corporate	Consolidated

Net income/(loss)	$21,800	$12,153	$(6,978)	$26,975
Add/(deduct):
Interest expense	53	98	818	969
Income taxes	13,501	7,544	(3,853)	17,192
Depreciation	4,724	3,205	153	8,082
Amortization	171	128	283	582
EBITDA	40,249	23,128	(9,577)	53,800
Add/(deduct):
Intercompany interest expense/(income)	(1,755)	(805)	2,560	-
Interest income	(78)	(9)	1	(86)
Expenses related to OIG investigation	1,412	-	-	1,412
Acquisition expenses	-	131	-	131
Expenses related to securities litigation	-	-	37	37
Advertising cost adjustment	-	(405)	-	(405)
Stock option expense	-	-	1,343	1,343
Long-term incentive compensation	-	-	1,457	1,457
Adjusted EBITDA	$39,828	$22,040	$(4,179)	$57,689

				Chemed
For the three months ended June 30, 2014	VITAS	Roto-Rooter	Corporate	Consolidated

Net income/(loss)	$20,892	$10,719	$(7,248)	$24,363
Add/(deduct):
Interest expense	57	111	2,261	2,429
Income taxes	12,910	6,612	(4,039)	15,483
Depreciation	4,564	2,561	147	7,272
Amortization	205	137	393	735
EBITDA	38,628	20,140	(8,486)	50,282
Add/(deduct):
Intercompany interest expense/(income)	(1,517)	(680)	2,197	-
Interest income	(43)	(12)	(3)	(58)
Expenses related to OIG investigation	410	-	-	410
Advertising cost adjustment	-	(399)	-	(399)
Expenses related to litigation settlements	-	32	-	32
Long-term incentive compensation	-	-	613	613
Stock option expense	-	-	1,144	1,144
Expenses related to securities litigation	-	-	189	189
Adjusted EBITDA	$37,478	$19,081	$(4,346)	$52,213

Unaudited Consolidating Summary and Reconciliation of Adjusted EBITDA

Chemed Corporation and Subsidiary Companies
(in thousands)				Chemed
For the six months ended June 30, 2015	VITAS	Roto-Rooter	Corporate	Consolidated

Net income/(loss)	$41,116	$24,161	$(13,765)	$51,512
Add/(deduct):
Interest expense	110	194	1,634	1,938
Income taxes	25,617	15,011	(7,808)	32,820
Depreciation	9,509	6,299	306	16,114
Amortization	338	236	584	1,158
EBITDA	76,690	45,901	(19,049)	103,542
Add/(deduct):
Intercompany interest expense/(income)	(3,482)	(1,642)	5,124	-
Interest income	(110)	(20)	-	(130)
Expenses related to OIG investigation	2,686	-	-	2,686
Acquisition expenses	-	131	-	131
Expenses related to litigation settlements	-	5	-	5
Advertising cost adjustment	-	(911)	-	(911)
Stock option expense	-	-	2,787	2,787
Long-term incentive compensation	-	-	2,391	2,391
Expenses related to securities litigation	-	-	37	37
Adjusted EBITDA	$75,784	$43,464	$(8,710)	$110,538

				Chemed
For the six months ended June 30, 2014	VITAS	Roto-Rooter	Corporate	Consolidated

Net income/(loss)	$39,051	$20,751	$(14,865)	$44,937
Add/(deduct):
Interest expense	112	208	5,924	6,244
Income taxes	24,019	12,808	(8,265)	28,562
Depreciation	9,178	4,961	282	14,421
Amortization	624	282	838	1,744
EBITDA	72,984	39,010	(16,086)	95,908
Add/(deduct):
Intercompany interest expense/(income)	(2,860)	(1,330)	4,190	-
Interest income	20	(19)	(9)	(8)
Expenses related to OIG investigation	1,158	-	-	1,158
Acquisition expenses	1	-	-	1
Advertising cost adjustment	-	(1,140)	-	(1,140)
Expenses related to litigation settlements	113	225	-	338
Long-term incentive compensation	-	-	986	986
Stock option expense	-	-	2,453	2,453
Expenses related to securities litigation	-	-	189	189
Adjusted EBITDA	$71,416	$36,746	$(8,277)	$99,885

CHEMED CORPORATION AND SUBSIDIARY COMPANIES
RECONCILIATION OF ADJUSTED NET INCOME
(in thousands, except per share data)(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net income as reported	$26,975	$24,363	$51,512	$44,937

Add/(deduct) after-tax cost of:
Stock option expense	849	722	1,759	1,544
Expenses of OIG investigation	868	254	1,658	718
Long-term incentive compensation	921	388	1,512	624
Expenses related to litigation settlements	-	20	3	207
Expenses related to securities settlements	23	119	23	119
Additional interest expense resulting from the change in accounting
for the conversion feature of the convertible notes	-	714	-	2,143
Acquisition expenses	80	-	80	1
Adjusted net income	$29,716	$26,580	$56,547	$50,293

Diluted Earnings Per Share As Reported
Net income	$1.55	$1.36	$2.96	$2.48
Average number of shares outstanding	17,419	17,880	17,419	18,097

Adjusted Diluted Earnings Per Share
Adjusted net income	$1.71	$1.50	$3.25	$2.81
Adjusted average number of shares outstanding*	17,419	17,759	17,419	17,895

* Adjusted diluted average shares outstanding excludes the estimated dilutive impact of the Convertible Notes prior to conversion of these Notes on May 15, 2014 (121,000 shares for the three months ended June 30, 2014 and 202,000 shares for the six months ended June 30, 2014) as this impact was entirely offset upon the exercise of the note hedges on May 15, 2014.

CHEMED CORPORATION AND SUBSIDIARY COMPANIES
OPERATING STATISTICS FOR VITAS SEGMENT
(unaudited)
	Three Months Ended June 30,		Six Months Ended June 30,
OPERATING STATISTICS	2015	2014	2015	2014
Net revenue ($000)
Homecare	$213,374	$200,418	$417,915	$395,815
Inpatient	25,498	26,032	52,214	52,025
Continuous care	37,588	37,719	75,779	75,894
Total before Medicare cap allowance	$276,460	$264,169	$545,908	$523,734
Medicare cap allowance	-	(143)	165	704
Total	$276,460	$264,026	$546,073	$524,438
Net revenue as a percent of total before Medicare cap allowances
Homecare	77.2%	75.9%	76.5%	75.6%
Inpatient	9.2	9.8	9.6	9.9
Continuous care	13.6	14.3	13.9	14.5
Total before Medicare cap allowance	100.0	100.0	100.0	100.0
Medicare cap allowance	-	(0.1)	-	0.1
Total	100.0%	99.9%	100.0%	100.1%
Average daily census (days)
Homecare	11,285	10,546	11,082	10,511
Nursing home	3,006	2,989	2,964	2,909
Routine homecare	14,291	13,535	14,046	13,420
Inpatient	429	433	434	435
Continuous care	563	568	575	572
Total	15,283	14,536	15,055	14,427
Total Admissions	16,683	15,771	33,951	32,124
Total Discharges	15,912	15,673	33,019	31,678
Average length of stay (days)	78.5	82.4	79.1	81.7
Median length of stay (days)	15.0	16.0	14.0	15.0
ADC by major diagnosis
Cerebro	28.6%	6.3%	28.4%	6.4%
Neurological	23.0	41.2	23.4	40.9
Cancer	16.8	17.3	16.9	17.4
Cardio	17.4	15.7	17.5	15.4
Respiratory	8.0	7.7	7.9	7.8
Other	6.2	11.8	5.9	12.1
Total	100.0%	100.0%	100.0%	100.0%
Admissions by major diagnosis
Cerebro	18.9	7.7%	18.8%	7.3%
Neurological	11.7	21.6	12.3	22.0
Cancer	32.5	33.4	31.5	33.1
Cardio	15.6	15.3	15.7	14.6
Respiratory	10.0	9.6	10.4	9.8
Other	11.3	12.4	11.3	13.2
Total	100.0%	100.0%	100.0%	100.0%
Direct patient care margins
Routine homecare	52.4%	53.4%	52.6%	53.2%
Inpatient	6.0	6.9	7.2	5.6
Continuous care	16.7	17.5	16.3	17.0
Homecare margin drivers (dollars per patient day)
Labor costs	$56.38	$53.89	$56.79	$54.65
Drug costs	6.94	7.26	6.73	7.25
Home medical equipment	6.57	6.76	5.90	6.69
Medical supplies	3.06	3.17	2.99	3.20
Inpatient margin drivers (dollars per patient day)
Labor costs	$348.40	$337.30	$343.85	$343.50
Continuous care margin drivers (dollars per patient day)
Labor costs	$589.84	$581.00	$588.72	$587.40
Bad debt expense as a percent of revenues	1.0%	1.0%	1.0%	1.0%
Accounts receivable -- Days of revenue outstanding- excluding unapplied Medicare payments	40.8	36.6	n.a	n.a
Accounts receivable -- Days of revenue outstanding- including unapplied Medicare payments	31.0	24.4	n.a	n.a

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk
The Company’s primary market risk exposure relates to interest rate risk exposure through its variable interest line of credit.  At June 30, 2015, the Company had $160.0 million of variable rate debt outstanding.  For each $10 million dollars borrowed under the credit facility, an increase or decrease of 100 basis points (1% point), increases or decreases the Company’s annual interest expense by $100,000.

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

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

Item 2(c). Purchases of Equity Securities by Issuer and Affiliated Purchasers

The following table shows the activity related to our share repurchase program for the first six months of 2015:

	Total Number	Weighted	Cumulative Shares	Dollar Amount
	of Shares	Price Paid Per	Repurchased Under	Remaining Under
	Repurchased	Share	the Program	The Program

February 2011 Program
January 1 through January 31, 2015	-	$-	6,074,819	$11,808,785
February 1 through February 28, 2015	-	-	6,074,819	11,808,785
March 1 through March 31, 2015	-	-	6,074,819	$111,808,785

First Quarter Total	-	$-

April 1 through April 30, 2015	31,239	$116.66	6,106,058	$108,163,534
May 31 through May 31, 2015	218,761	119.38	6,324,819	82,047,193
June 1 through June 30, 2015	-	-	6,324,819	$82,047,193

Second Quarter Total	250,000	$119.05

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

Chemed Corporation
(Registrant)

Dated:	July 31, 2015	By:	/s/ Kevin J. McNamara
Kevin J. McNamara
(President and Chief Executive Officer)

Dated:	July 31, 2015	By:	/s/ David P. Williams
David P. Williams
(Executive Vice President and Chief Financial Officer)

Dated:	July 31, 2015	By:	/s/ Arthur V. Tucker, Jr.
Arthur V. Tucker, Jr.
(Vice President and Controller)