Form 10-Q
period 2015-09-30
CHEMED CORP
filed 2015-10-30
CIK 19584

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)

☒	Quarterly Report Under Section 13 or 15 (d) of the Securities Exchange Act of 1934 For the Quarterly Period Ended September 30, 2015

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number: 1-8351

CHEMED CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	31-0791746
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

255 E. Fifth Street, Suite 2600, Cincinnati, Ohio	45202
(Address of principal executive offices)	(Zip code)

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
Large accelerated		Accelerated		Non-accelerated		Smaller reporting
filer	☒	filer	☐	filer	☐	company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes	☐	No	☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Amount	Date

Capital Stock $1 Par Value	16,879,147 Shares	September 30, 2015

CHEMED CORPORATION AND
SUBSIDIARY COMPANIES

Item 6. Exhibits	32
EX – 31.1
EX – 31.2
EX – 31.3
EX – 32.1
EX – 32.2
EX – 32.3
EX – 101.INS
EX – 101.SCH
EX – 101.CAL
EX – 101.DEF
EX – 101.LAB
EX – 101.PRE

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
CHEMED CORPORATION AND SUBSIDIARY COMPANIES
UNAUDITED CONSOLIDATED BALANCE SHEET
(in thousands, except share and per share data)

	September 30, 2015	December 31, 2014
ASSETS
Current assets
Cash and cash equivalents	$38,450	$14,132
Accounts receivable less allowances of $16,548 (2014 - $14,728)	123,665	124,607
Inventories	6,545	6,168
Current deferred income taxes	17,323	15,414
Prepaid income taxes	3,299	2,787
Prepaid expenses	11,493	11,456
Total current assets	200,775	174,564
Investments of deferred compensation plans	49,951	49,147
Properties and equipment, at cost, less accumulated depreciation of $195,446 (2014 - $185,735)	111,221	105,336
Identifiable intangible assets less accumulated amortization of $33,174 (2014 - $32,772)	55,834	56,027
Goodwill	472,407	466,722
Other assets	7,450	8,136
Total Assets	$897,638	$859,932

LIABILITIES
Current liabilities
Accounts payable	$52,468	$46,849
Current portion of long-term debt	7,500	6,250
Income taxes	736	5,818
Accrued insurance	42,356	40,814
Accrued compensation	59,533	50,718
Accrued legal	1,698	753
Other current liabilities	22,472	24,352
Total current liabilities	186,763	175,554
Deferred income taxes	29,370	29,945
Long-term debt	130,625	141,250
Deferred compensation liabilities	49,282	48,684
Other liabilities	13,022	13,143
Total Liabilities	409,062	408,576
Commitments and contingencies
STOCKHOLDERS' EQUITY
Capital stock - authorized 80,000,000 shares $1 par; issued 33,816,088 shares (2014 - 33,337,297 shares)	33,816	33,337
Paid-in capital	581,342	538,845
Retained earnings	839,979	771,176
Treasury stock - 17,037,021 shares (2014 - 16,446,572)	(968,946)	(894,285)
Deferred compensation payable in Company stock	2,385	2,283
Total Stockholders' Equity	488,576	451,356
Total Liabilities and Stockholders' Equity	$897,638	$859,932

See accompanying notes to unaudited consolidated financial statements.

CHEMED CORPORATION AND SUBSIDIARY COMPANIES
UNAUDITED CONSOLIDATED STATEMENT OF INCOME
(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Service revenues and sales	$386,226	$358,389	$1,144,799	$1,076,871
Cost of services provided and goods sold (excluding depreciation)	272,089	256,445	811,637	771,271
Selling, general and administrative expenses	55,197	53,566	171,779	162,886
Depreciation	8,075	7,450	24,189	21,871
Amortization	737	717	1,895	2,461
Total costs and expenses	336,098	318,178	1,009,500	958,489
Income from operations	50,128	40,211	135,299	118,382
Interest expense	(908)	(980)	(2,846)	(7,224)
Other income/(expense) - net	(2,355)	705	(1,256)	2,277
Income before income taxes	46,865	39,936	131,197	113,435
Income taxes	(18,032)	(15,351)	(50,852)	(43,913)
Net income	$28,833	$24,585	$80,345	$69,522

Earnings Per Share
Net income	$1.71	$1.44	$4.76	$4.03
Average number of shares outstanding	16,865	17,039	16,887	17,263

Diluted Earnings Per Share
Net income	$1.65	$1.39	$4.61	$3.87
Average number of shares outstanding	17,422	17,627	17,430	17,968

Cash Dividends Per Share	$0.24	$0.22	$0.68	$0.62

See accompanying notes to unaudited consolidated financial statements.

CHEMED CORPORATION AND SUBSIDIARY COMPANIES
UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOWS
(in thousands)

	Nine Months Ended September 30,
	2015	2014
Cash Flows from Operating Activities
Net income	$80,345	$69,522
Adjustments to reconcile net income to net cash provided
by operating activities:
Depreciation and amortization	26,084	24,332
Deferred income taxes	(2,694)	5,630
Provision for uncollectible accounts receivable	11,100	9,573
Amortization of discount on convertible notes	-	3,392
Stock option expense	3,600	3,430
Amortization of debt issuance costs	392	697
Noncash long-term incentive compensation	3,755	1,988
Changes in operating assets and liabilities, excluding
amounts acquired in business combinations:
Increase in accounts receivable	(10,110)	(50,027)
Decrease/(increase) in inventories	(373)	318
Decrease in prepaid expenses	68	4,398
Increase/(decrease) in accounts payable and other current liabilities	5,956	(29,680)
Increase in income taxes	3,049	8,186
Increase in other assets	(605)	(3,138)
Increase in other liabilities	524	5,370
Excess tax benefit on share-based compensation	(8,474)	(3,737)
Other sources	467	755
Net cash provided by operating activities	113,084	51,009
Cash Flows from Investing Activities
Capital expenditures	(30,194)	(31,745)
Business combinations, net of cash acquired	(6,614)	(250)
Other sources	396	189
Net cash used by investing activities	(36,412)	(31,806)
Cash Flows from Financing Activities
Proceeds from revolving line of credit	103,200	308,600
Payments on revolving line of credit	(108,200)	(233,800)
Payments on other long-term debt	(4,375)	(188,206)
Proceeds from other long-term debt	-	100,000
Purchases of treasury stock	(36,682)	(99,103)
Proceeds from exercise of stock options	11,193	22,123
Dividends paid	(11,542)	(10,558)
Capital stock surrendered to pay taxes on stock-based compensation	(11,226)	(6,121)
Retirement of warrants	-	(2,645)
Excess tax benefit on share-based compensation	8,474	3,737
Debt issuance costs	-	(939)
Increase/(decrease) in cash overdrafts payable	(1,745)	22,233
Other uses	(1,451)	(380)
Net cash used by financing activities	(52,354)	(85,059)
Increase/(Decrease) in Cash and Cash Equivalents	24,318	(65,856)
Cash and cash equivalents at beginning of year	14,132	84,418
Cash and cash equivalents at end of period	$38,450	$18,562

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

During the third quarter of 2015, no Medicare cap was recorded.

During the first nine months ended September 30, 2015, we recorded a $165,000 Medicare cap reversal of amounts recorded in the fourth quarter of 2014 for one program’s projected 2015 measurement period liability.  The fourth quarter of 2014 was part of the 2015 Medicare cap year.

Shown below is the Medicare cap liability activity for the fiscal periods ended (in thousands):

	September 30,
	2015	2014
Beginning balance January 1,	$6,112	$8,260
2015 measurement period	(165)	-
2014 measurement period	-	1,796
Payments	(4,782)	(3,439)
Ending balance September 30,	$1,165	$6,617

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

Three months ended September 30,		Nine months ended September 30,
2015	2014	2015	2014
$1,929	$1,827	$5,788	$5,518

3.   Segments

Service revenues and sales and after-tax earnings by business segment are as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Service Revenues and Sales
VITAS	$285,008	$265,384	$831,081	$789,822
Roto-Rooter	101,218	93,005	313,718	287,049
Total	$386,226	$358,389	$1,144,799	$1,076,871

After-tax Earnings
VITAS	$25,723	$21,593	$66,839	$60,645
Roto-Rooter	10,961	9,848	35,122	30,599
Total	36,684	31,441	101,961	91,244
Corporate	(7,851)	(6,856)	(21,616)	(21,722)
Net income	$28,833	$24,585	$80,345	$69,522

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

4.  Earnings per Share

Earnings per share (“EPS”) are computed using the weighted average number of shares of capital stock outstanding.  Earnings and diluted earnings per share are computed as follows (in thousands, except per share data):

	Net Income
For the Three Months Ended September 30,	Income	Shares	Earnings per Share
2015
Earnings	$28,833	16,865	$1.71
Dilutive stock options	-	399
Nonvested stock awards	-	158
Diluted earnings	$28,833	17,422	$1.65

2014
Earnings	$24,585	17,039	$1.44
Dilutive stock options	-	416
Nonvested stock awards	-	151
Conversion of notes	-	21
Diluted earnings	$24,585	17,627	$1.39

	Net Income
For the Nine Months Ended September 30,	Income	Shares	Earnings per Share
2015
Earnings	$80,345	16,887	$4.76
Dilutive stock options	-	391
Nonvested stock awards	-	152
Diluted earnings	$80,345	17,430	$4.61

2014
Earnings	$69,522	17,263	$4.03
Dilutive stock options	-	402
Nonvested stock awards	-	147
Conversion of Notes	-	156
Diluted earnings	$69,522	17,968	$3.87

For the three and nine-month period ended September 30, 2015 and 2014, no stock options were excluded from the computation of diluted earnings per share because they would have been anti-dilutive.

For the three and nine-months ended September 30, 2014 diluted earnings per share was impacted by the issuance of 249,000 shares of capital stock under the conversion feature of our 1.875% Senior Convertible Notes (the “Notes”) on the May 15, 2014 maturity date.  Assuming these shares were issued April 1, 2014 increases average diluted shares outstanding for the first nine months of 2014 by 135,000 shares.

5.   Long-Term Debt

On June 30, 2014, we replaced our existing credit agreement with the Third Amended and Restated Credit Agreement (“2014 Credit Agreement”).  Terms of the 2014 Credit Agreement consist of a five-year, $350 million revolving credit facility and a $100 million term loan.  The 2014 Credit Agreement has a floating interest rate that is currently LIBOR plus 113 basis points.

The debt outstanding as of September 30, 2015 consists of the following:

Revolver	$45,000
Term loan	93,125
Total	138,125
Current portion of term loan	(7,500)
Long-term debt	$130,625

Scheduled principal payments of the term loan are as follows:

2015	$1,875
2016	7,500
2017	8,750
2018	10,000
2019	65,000
$93,125

The 2014 Credit Agreement contains the following quarterly financial covenants:

Description	Requirement

Leverage Ratio (Consolidated Indebtedness/Consolidated Adj. EBITDA)	< 3.50 to 1.00

Fixed Charge Coverage Ratio (Consolidated Free Cash Flow/Consolidated Fixed Charges)	> 1.50 to 1.00

Annual Operating Lease Commitment	< $50.0 million

We are in compliance with all debt covenants as of September 30, 2015. We have issued $36.6 million in standby letters of credit as of September 30, 2015 for insurance purposes.  Issued letters of credit reduce our available credit under the 2014 Credit Agreement.  As of September 30, 2015, we have approximately $268.4 million of unused lines of credit available and eligible to be drawn down under our revolving credit facility.

6.   Other Income/(Expense) – Net

Other income/(expense) -- net comprises the following (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Market value gains/(losses) on assets held in
deferred compensation trust	$(2,328)	$896	$(880)	$2,708
Loss on disposal of property and equipment	(116)	(167)	(131)	(493)
Interest income - net	77	(13)	207	(5)
Other - net	12	(11)	(452)	67
Total other income/(expense) - net	$(2,355)	$705	$(1,256)	$2,277

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

On February 20, 2015, the CIC also granted 10,761 PSUs contingent upon the achievement of certain earnings per share (“EPS”) targets for the three-year period ending December 31, 2017.  At the end of each reporting period, the Company estimates the number of shares that it believes will ultimately be earned and records that expense over the service period of the award.  We currently estimate the cumulative compensation cost of the EPS-based PSUs to be recorded over the three year service period is $1.9 million.

8.   Independent Contractor Operations

The Roto-Rooter segment sublicenses with 69 independent contractors to operate certain plumbing repair and drain cleaning businesses in lesser-populated areas of the United States and Canada.  We had notes receivable from our independent contractors as of September 30, 2015 totaling $1.9 million (December 31, 2014 - $1.6 million).  In most cases these loans are fully or partially secured by equipment owned by the contractor.  The interest rates on the loans range from 0% to 7% per annum and the remaining terms of the loans range from 2 months to 5 years at September 30, 2015.  We recorded the following from our independent contractors (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Revenues	$9,119	$8,751	$28,110	$26,964
Pretax profits	5,435	4,946	16,653	15,341

9.   Retirement Plans

All of the Company’s plans that provide retirement and similar benefits are defined contribution plans.  These expenses include the impact of market gains and losses on assets held in deferred compensation plans.  Expenses for the Company’s pension and profit-sharing plans, excess benefit plans and other similar plans are as follows (in thousands):

Three months ended September 30,		Nine months ended September 30,
2015	2014	2015	2014
$458	$3,635	$7,636	$10,856

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

Regulatory Matters and Litigation

On May 2, 2013, the government filed a False Claims Act complaint against the Company and certain of its hospice-related subsidiaries in the U.S. District Court for the Western District of Missouri, United States v. VITAS Hospice Services, LLC, et al., No. 4:13-cv-00449-BCW (the “2013 Action”).  Prior to that date, the Company received various qui tam lawsuits and subpoenas from the U.S. Department of Justice and OIG that have been previously disclosed.  The 2013 Action alleges that, since at least 2002, VITAS, and since 2004, the Company, submitted or caused the submission of false claims to the Medicare program by (a) billing Medicare for continuous home care services when the patients were not eligible, the services were not provided, or the medical care was inappropriate, and (b) billing Medicare for patients who were not eligible for the Medicare hospice benefit because they did not have a life expectancy of six months or less if their illnesses ran their normal course.  This complaint seeks treble damages, statutory penalties, and the costs of the action, plus interest.  The defendants filed a motion to dismiss on September 24, 2013.  On September 30, 2014, the Court denied the motion, except to the extent that claims were filed before July 24, 2002. On November 13, 2014, the government filed a Second Amended Complaint.  The Second Amended Complaint changed and supplemented some of the allegations, but did not otherwise expand the causes of action or the nature of the relief sought against VITAS.  VITAS filed its Answer to the Second Amended Complaint on August 11, 2015.  The Company is not able to reasonably estimate the probability of loss or range of loss at this time.

For additional procedural history of this litigation, please refer to our prior quarterly and annual filings. The costs incurred related to U.S. v. Vitas and related regulatory matters were $1.2 million and $450,000 for the quarters ended September 30, 2015 and 2014, respectively. For the nine months ended September 30, 2015 and 2014, the net costs were $3.8 million and $1.6 million respectively.

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

11.   Concentration of Risk

VITAS has pharmacy services agreements ("Agreements") with Enclara Pharmacia (previously Hospice Pharmacia) and its subsidiaries whereby Enclara provides specified pharmacy services for VITAS and its hospice patients in geographical areas served by both VITAS and Enclara.  VITAS made purchases from Enclara of $9.5 million and $8.8 million for the three months ended September 30, 2015 and 2014, respectively.  VITAS made purchases from Enclara of $28.3 million and $26.5 million for the nine months ended September 30, 2015 and 2014, respectively. For the three and nine month periods ending September 30, 2015 and 2014, respectively, purchases from this vendor exceed 90% of all pharmacy services used by VITAS.

12.   Cash Overdrafts and Cash Equivalents

Included in accounts payable at September 30, 2015 is cash overdrafts payable of $8.8 million (December 31, 2014 - $10.5 million).

From time to time throughout the year, we invest excess cash in money market funds with major commercial banks. We closely monitor the creditworthiness of the institutions with which we invest our overnight funds.  We had $52,000 in cash equivalents as of September 30, 2015.  There was $80,000 in cash equivalents as of December 31, 2014.  The weighted average rate of return for our cash equivalents was 0.10% at September 30, 2015 and 0.06% at December 31, 2014.

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

The following shows the carrying value, fair value and the hierarchy for our financial instruments as of September 30, 2015 (in thousands):

		Fair Value Measure

	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Mutual fund investments of deferred
compensation plans held in trust	$49,951	$49,951	$-	$-
Long-term debt	138,125	-	138,125	-

For the mutual fund investments carrying value is fair value.  All outstanding long-term debt is at a floating interest rate tied to LIBOR. Therefore, the carrying amount is a reasonable estimation of fair value.

The following shows the carrying value, fair value and the hierarchy for our financial instruments as of December 31, 2014 (in thousands):

		Fair Value Measure

	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Mutual fund investments of deferred
compensation plans held in trust	$49,147	$49,147	$-	$-
Long-term debt	147,500	-	147,500	-

14.   Capital Stock Repurchase Plan Transactions

We repurchased the following capital stock for the three and nine months ended September 30, 2015 and 2014:

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014

Total cost of repurchased shares	$18,230	$40,610	$47,992	$99,103
Shares repurchased	135,765	400,000	385,765	1,082,934
Weighted average price per share	$134.28	$101.53	$124.41	$91.51

In March 2015, the Board of Directors authorized an additional $100 million for stock repurchase under Chemed’s existing share repurchase program. We currently have $63.8 million of authorization remaining under this share repurchase plan.

Of the $18.2 million and $48.0 million in repurchases made during the three and nine months ended September 30, 2015 respectively, $11.3 million was paid for in October 2015. Amounts repurchased but settled subsequent to the end of the periods are considered non-cash financing activities and excluded from the Consolidated Statement of Cash Flows.

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

In August 2015, the FASB issued Accounting Standards Update No. 2015-15, “ASU No. 2015-15- Interest – Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line of Credit Arrangements”.  This Accounting Standards Update adds SEC paragraphs pursuant to the SEC Staff Accouncement at the June 18, 2015 Emerging Issues Task Force (EITF) meeting.  Given the absence of authoritative guidance within Update 2015-03 for debt issuance costs related to line-of-credit arrangements, the SEC staff would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement.  We do not expect this interpretation to have a material impact on our consolidated financial position, results of operations or cash flows.

16.   Business Combinations

In the first nine months of 2015, we completed two business combinations within our Roto-Rooter segment for $6.6 million in cash to increase our market penetration in Omaha, Nebraska and Scranton, Pennsylvania.  A substantial portion of this aggregate purchase price was allocated to goodwill.  The operating results of these business combinations have been included in our results of operations since the acquisition date and are not material for the three and nine-month periods ended September 30, 2015 nor for the comparable prior year periods.

Shown below is movement in Goodwill (in thousands):

	Vitas	Roto-Rooter	Total
Balance at January 1, 2014	$328,450	$138,421	$466,871
Business combinations	-	198	198
Foreign currency adjustments	-	(198)	(198)
Program closing	(149)	-	(149)
Balance at December 31, 2014	$328,301	$138,421	$466,722
Business combinations	-	5,944	5,944
Foreign currency adjustments	-	(259)	(259)
Balance at September 30, 2015	$328,301	$144,106	$472,407

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Summary
We operate through our two wholly-owned subsidiaries, VITAS Healthcare Corporation and Roto-Rooter Group, Inc.  VITAS focuses on hospice care that helps make terminally ill patients’ final days as comfortable as possible.  Through its teams of doctors, nurses, home health aides, social workers, clergy and volunteers, VITAS provides direct medical services to patients, as well as spiritual and emotional counseling to both patients and their families.  Roto-Rooter’s services are focused on providing plumbing, drain cleaning, water restoration and other related services to both residential and commercial customers.  Through its network of company-owned branches, independent contractors and franchisees, Roto-Rooter offers plumbing and drain cleaning service to over 90% of the U.S. population.

The following is a summary of the key operating results (in thousands except per share amounts):

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Service revenues and sales	$386,226	$358,389	$1,144,799	$1,076,871
Net income	$28,833	$24,585	$80,345	$69,522
Diluted EPS	$1.65	$1.39	$4.61	$3.87
Adjusted net income	$30,934	$26,058	$87,481	$76,351
Adjusted diluted EPS	$1.78	$1.48	$5.02	$4.28
Adjusted EBITDA	$59,410	$50,946	$169,948	$150,831
Adjusted EBITDA as a % of revenue	15.4%	14.2%	14.8%	14.0%

Adjusted net income, adjusted diluted EPS, earnings before interest, taxes and depreciation and amortization (“EBITDA”) and Adjusted EBITDA are not measures derived in accordance with GAAP.  We provide non-GAAP measures to help readers evaluate our operating results, compare our operating performance with that of similar companies that have different capital structures and help evaluate our ability to meet future debt service, capital expenditure and working capital requirements.  Our non-GAAP measures should not be considered in isolation or as a substitute for comparable measures presented in accordance with GAAP.  A reconciliation of our non-GAAP measures are presented on pages 26-28.

For the three months ended September 30, 2015, the increase in consolidated service revenues and sales was driven by an 8.8% increase at Roto-Rooter and a 7.4% increase at VITAS.  The increase in service revenues at Roto-Rooter was driven by an increase in all major service lines.  The increase in service revenues at VITAS was a result of Medicare reimbursement rates increasing 1.4%, a 7.4% increase in days of care, offset by geographical and level of care mix shift.  Consolidated net income increased 17.3% due to higher revenues at both VITAS and Roto-Rooter combined with leveraging our current infrastructure resulting in operating costs growing at a slower rate than revenue.   Diluted EPS increased 18.7% as a result of the increase in net income as well as a lower number of shares outstanding.  Adjusted EBITDA as a percent of revenue increased 1.2%.   See page 29 for additional VITAS operating metrics.

For the nine months ended September 30, 2015, the increase in consolidated service revenues and sales was driven by a 9.3% increase at Roto-Rooter and a 5.2% increase at VITAS.  The increase in service revenues at Roto-Rooter was driven primarily by an increase in the water restoration business line as well as an increase in plumbing revenue.  The increase in service revenues at VITAS was a result of Medicare reimbursement rates increasing 1.4%, a 5.4% increase in days of care offset by level of care and geographical mix shift.  Consolidated net income increased 15.6% due to higher revenues at both VITAS and Roto-Rooter combined with leveraging our current infrastructure resulting in operating costs growing at a slower rate than revenue.   Diluted EPS increased 19.1% as a result of the increase in net income as well as a lower number of shares outstanding.  Adjusted EBITDA as a percent of revenue increased 0.8%.   See page 29 for additional VITAS operating metrics.

VITAS expects its full-year 2015 revenue growth, prior to Medicare cap, to be in the range of 4.0% to 5.0%.  Admissions in 2015 are estimated to increase 4.0% to 5.0%.  Adjusted EBITDA margin, prior to Medicare cap, is estimated to be 14.0% to 15.0%.  Medicare cap billing limitations are estimated to be $1.0 million in 2015. Roto-Rooter expects full-year 2015 revenue growth of 6.0% to 7.0%.  The revenue estimate is a result of continued expansion in water restoration services and increased job pricing of approximately 1.0%. Adjusted EBITDA margin for 2015 is estimated in the range of 19.5% to 20.0%.  We anticipate that our operating income and cash flows will be sufficient to operate our businesses and meet any commitments for the foreseeable future.

Financial Condition
Liquidity and Capital Resources
Material changes in the balance sheet accounts from December 31, 2014 to September 30, 2015 include the following:

●	A $24.3 million increase in cash due to cash generated by operations and an increase in borrowings on our revolving line of credit partially offset by treasury stock purchases, capital expenditures and cash dividends.
●	A $5.9 million increase in properties and equipment due mainly to expenditures related to the water restoration business line at Roto-Rooter.
●	A $5.7 million increase in goodwill due to two acquisitions at Roto-Rooter.
●	A $5.6 million increase in accounts payable due to timing of payments.
●	A $5.1 million decrease in income taxes due to timing of payments.
●	An $8.8 million increase in accrued compensation due primarily to timing of payroll payments.
●	A $10.6 million decrease in long-term debt due primarily to payments made.

Net cash provided by operating activities increased $62.1 million primarily as a result of higher net income, payment of litigation settlements in 2014 that did not recur in 2015 and the timing of other disbursements.  Management continually evaluates cash utilization alternatives, including share repurchase, debt repurchase, acquisitions and increased dividends to determine the most beneficial use of available capital resources.

We have issued $36.6 million in standby letters of credit as of September 30, 2015, for insurance purposes.  Issued letters of credit reduce our available credit under the revolving credit agreement.  As of September 30, 2015, we have approximately $268.4 million of unused lines of credit available and eligible to be drawn down under our revolving credit facility. Management believes its liquidity and sources of capital are satisfactory for the Company’s needs in the foreseeable future.

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

Commitments and Contingencies
Collectively, the terms of our credit agreements require us to meet various financial covenants, to be tested quarterly.  We are in compliance with all financial and other debt covenants as of September 30, 2015 and anticipate remaining in compliance throughout the foreseeable future.

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

On May 2, 2013, the government filed a False Claims Act complaint against the Company and certain of its hospice-related subsidiaries in the U.S. District Court for the Western District of Missouri, United States v. VITAS Hospice Services, LLC, et al., No. 4:13-cv-00449-BCW (the “2013 Action”).  Prior to that date, the Company received various subpoenas from the U.S. Department of Justice and OIG that have been previously disclosed.  The 2013 Action alleges that, since at least 2002, VITAS, and since 2004, the Company, submitted or caused the submission of false claims to the Medicare program by (a) billing Medicare for continuous home care services when the patients were not eligible, the services were not provided, or the medical care was inappropriate, and (b) billing Medicare for patients who were not eligible for the Medicare hospice benefit because they did not have a life expectancy of six months or less if their illnesses ran their normal course.  This complaint seeks treble damages, statutory penalties, and the costs of the action, plus interest.   The defendants filed a motion to dismiss on September 24, 2013.  On September 30, 2014, the Court denied the motion, except to the extent that claims were filed before July 24, 2002.  On November 13, 2014, the government filed a Second Amended Complaint.  The Second Amended Complaint changed and supplemented some of the allegations, but did not otherwise expand the causes of action or the nature of the relief sought against VITAS.  The Court granted the motion to file the Second Amended Complaint on July 24, 2015.  VITAS filed its Answer to the Second Amended Complaint on August 11, 2015.  The Company is not able to reasonably estimate the probability of loss or range of loss at this time.

For additional procedural history of this litigation, please refer to our prior quarterly and annual filings. The costs incurred related to U.S. v. Vitas and related regulatory matters were $1.2 million and $450,000 for the quarters ended September 30, 2015 and 2014, respectively. For the nine months ended September 30, 2015 and 2014, the net costs were $3.8 million and $1.6 million, respectively.

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

Results of Operations
Three months ended September 30, 2015 versus 2014 - Consolidated Results
Our service revenues and sales for the third quarter of 2015 increased 7.8% versus services and sales revenues for the third quarter of 2014.  Of this increase, $19.6 million was attributable to VITAS and $8.2 million was attributable to Roto-Rooter.  The following chart shows the components of those changes (in thousands):

	Increase/(Decrease)
	Amount	Percent
VITAS
Routine homecare	$17,987	8.8
Continuous care	(122)	(0.3)
General inpatient	(741)	(3.0)
Medicare cap	2,500	100.0
Roto-Rooter
Plumbing	3,869	9.4
Drain cleaning	1,167	3.6
Water restoration	2,843	53.5
Contractor operations	368	4.2
Other	(34)	(0.7)
Total	$27,837	7.8

The increase in VITAS’ revenues for the third quarter of 2015 versus the third quarter of 2014 was a combination of Medicare reimbursement rates increasing approximately 1.4% and a 7.4% increase in days of care offset by level of care and geographical mix shift.

Days of care during the quarter ended September 30 were as follows:

	Days of Care		Increase/(Decrease)
	2015	2014	Percent

Routine homecare	1,357,688	1,256,844	8.0
Continuous care	51,652	51,642	-
General inpatient	37,121	38,347	(3.2)
Total days of care	1,446,461	1,346,833	7.4

Over 90% of VITAS’ service revenues for the period were from Medicare and Medicaid.

The increase in plumbing revenues for the third quarter of 2015 versus 2014 is attributable to a 7.3% increase in job count and a 2.1% increase in a combination of price and service mix shift.  Drain cleaning revenues for the third quarter of 2015 versus 2014 reflect a 1.3% increase in the number of jobs performed combined with a price and service mix shift of 2.3%.  Water restoration increased 53.5% as a result of continued expansion of this service offering into other Roto-Rooter locations.  Water restoration is the remediation or removal of water and humidity after a flood. Contractor operations increased 4.2% and Other Roto-Rooter revenue decreased 0.7%.

The consolidated gross margin was 29.6% in the third quarter of 2015 as compared with 28.4% in the third quarter of 2014.  On a segment basis, VITAS’ gross margin was 23.3% in the third quarter of 2015 as compared with 22.0%, in the third quarter of 2014.  This increase was the mainly the result of a $2.5 million charge in Medicare cap in 2014 versus none in 2015 and favorable health insurance claims experience. The Roto-Rooter segment’s gross margin was 47.1% for the third quarter of 2015, essentially flat when compared to the third quarter of 2014.

Selling, general and administrative expenses (“SG&A”) comprise (in thousands):

	Three months ended September 30,
	2015	2014
SG&A expenses before the impact of market gains/(losses) of deferred compensation
plans, long-term incentive compensation, and OIG investigation expenses	$55,010	$51,218
Long-term incentive compensation	1,364	1,002
Expenses related to OIG investigation	1,151	450
Impact of market value gains/(losses) related to assets held in deferred
compensation trusts	(2,328)	896
Total SG&A expenses	$55,197	$53,566

SG&A expenses before long-term incentive compensation, expenses related to OIG investigation and the impact of market gains/(losses) of deferred compensation plans for the third quarter of 2015 were up 7.4% when compared to the third quarter of 2014.  The increase was mainly a result of the increase in variable expenses caused by increased revenue as well as normal salary increases, higher incentive compensation costs and higher bad debt expense in 2015.

Other income/(expense) - net comprise (in thousands):

	Three months ended September 30,
	2015	2014
Market value gains/(losses) on assets held in
deferred compensation trusts	$(2,328)	$896
Loss on disposal of property and equipment	(116)	(167)
Interest income - net	77	(13)
Other	12	(11)
Total other income/(expense) - net	$(2,355)	$705

Our effective income tax rate was 38.5% in the third quarter of 2015 essentially equal to the third quarter of 2014.

Net income for both periods included the following after-tax items/adjustments that reduced or increased after-tax earnings (in thousands):

	Three months ended September 30,
	2015	2014
VITAS
Expenses related to OIG investigation	$(711)	$(279)
Roto-Rooter
Acquisition expenses	(18)	-
Recoveries related to litigation settlements	-	143
Corporate
Stock option expense	(509)	(615)
Long-term incentive compensation	(863)	(634)
Expenses related to securities litigation	-	(88)
Total	$(2,101)	$(1,473)

Three months ended September 30, 2015 versus 2014 - Segment Results

The change in after-tax earnings for the third quarter of 2015 versus the third quarter of 2014 is due to (in thousands):

	Increase/(Decrease)
	Amount	Percent
VITAS	$4,130	19.1
Roto-Rooter	1,113	11.3
Corporate	(995)	(14.5)
	$4,248	17.3

VITAS’ after-tax earnings were positively impacted in 2015 compared to 2014 by a $19.6 million increase in revenue.   After-tax earnings as a percent of revenue in the third quarter of 2015 were 9.0%, an increase of 0.9% over the third quarter of 2014.

Roto-Rooter’s after-tax earnings were positively impacted in 2015 compared to 2014 primarily by a $2.8 million revenue increase in Roto-Rooter’s water restoration line of business, a $3.9 million increase in plumbing revenue and a $1.2 million increase in sewer and drain cleaning revenue.  After-tax earnings as a percent of revenue at Roto-Rooter in 2015 were 10.8% as compared to 10.6% in 2014.

Results of Operations
Nine months ended September 30, 2015 versus 2014 - Consolidated Results
Our service revenues and sales for the first nine months of 2015 increased 6.3% versus services and sales revenues for the first nine months of 2014.  Of this increase, $41.3 million was attributable to VITAS and $26.7 million was attributable to Roto-Rooter.  The following chart shows the components of those changes (in thousands):

	Increase/(Decrease)
	Amount	Percent
VITAS
Routine homecare	$40,087	6.7
Continuous care	(237)	(0.2)
General inpatient	(552)	(0.7)
Medicare cap	1,961	109.2
Roto-Rooter
Plumbing	8,395	6.5
Drain cleaning	(137)	(0.1)
Water restoration	17,539	171.4
Contractor operations	1,146	4.3
Other	(274)	(1.7)
Total	$67,928	6.3

The increase in VITAS’ revenues for the first nine months of 2015 versus the first nine months of 2014 was a combination of Medicare reimbursement rates increasing approximately 1.4% and a 5.4% increase in days of care offset by level of care and geographical mix shift.  In the first nine months of 2015, VITAS recorded a positive revenue adjustment of $165,000 related to one program’s Medicare cap liability recorded in the fourth quarter of 2014. This compares to a negative revenue adjustment of $1.8 million recorded in the first nine months of 2014.

Days of care for the nine months ended September 30 were as follows:

	Days of Care		Increase/(Decrease)
	2015	2014	Percent

Routine homecare	3,899,900	3,685,923	5.8
Continuous care	155,742	155,119	0.4
General inpatient	115,700	117,105	(1.2)
Total days of care	4,171,342	3,958,147	5.4

Over 90% of VITAS’ service revenues for the period were from Medicare and Medicaid.

The increase in plumbing revenues for the first nine months of 2015 versus 2014 is attributable to a combination of a 1.3% increase in job count, and a 5.2% increase in price and service mix shift.  Drain cleaning revenues for the first nine months of 2015 versus 2014 reflect a 3.3% decrease in the number of jobs performed, offset by a 3.2% increase in a combination of price and service mix shift.  Water restoration increased 171.4% as a result of continued expansion of this service offering into other Roto-Rooter locations.  Water restoration is the remediation or removal of water and humidity after a flood. Contractor operations increased 4.3% and Other Roto-Rooter revenue decreased 1.7%.

The consolidated gross margin was 29.1% in the first nine months of 2015 as compared with 28.3% in the first nine months of 2014.  On a segment basis, VITAS’ gross margin was 22.2% in the first nine months of 2015 as compared with 21.7% in the first nine months of 2014.  This increase is mainly the result of favorable health insurance claims experience. The Roto-Rooter segment’s gross margin was 47.5% for the first nine months of 2015 as compared with 46.7% for the first nine months of 2014.  The gross margin increase was mainly the result of favorable health and casualty insurance experience during the first nine months of 2015.

Selling, general and administrative expenses (“SG&A”) comprise (in thousands):

	Nine months ended September 30,
	2015	2014
SG&A expenses before the impact of market gains/(losses) of deferred compensation
plans, long-term incentive compensation, and OIG investigation expenses	$165,067	$156,582
Long-term incentive compensation	3,755	1,988
Expenses related to OIG investigation	3,837	1,608
Impact of market value gains/(losses) related to assets held in deferred
compensation trusts	(880)	2,708
Total SG&A expenses	$171,779	$162,886

SG&A expenses before long-term incentive compensation, expenses related to OIG investigation and the impact of market gains/(losses) of deferred compensation plans for the first nine months of 2015 were up 5.4% when compared to the first nine months of 2014.  The increase was mainly a result of the increase in variable expenses caused by increased revenue as well as normal salary increases and higher bad debt expenses in 2015.

Other income/(expense) - net comprise (in thousands):
	Nine months ended September 30,
	2015	2014
Market value gains/(losses) on assets held in
deferred compensation trusts	$(880)	$2,708
Loss on disposal of property and equipment	(131)	(493)
Interest income - net	207	(5)
Other	(452)	67
Total other income/(expense) - net	$(1,256)	$2,277

Our effective income tax rate was 38.8% in the first nine months of 2015, essentially equal to the first nine months of 2014.

Net income for both periods included the following after-tax items/adjustments to after-tax earnings (in thousands):

	Nine Months Ended September 30,
	2015	2014
VITAS
Legal expenses of OIG investigation	$(2,369)	$(997)
Expenses related to litigation settlements	-	(70)
Acquisition expenses	-	(1)
Roto-Rooter
Net expenses/(recoveries) related to litigation settlements	(3)	6
Acquisition expenses	(98)	-
Corporate
Stock option expense	(2,268)	(2,159)
Noncash impact of change in accounting for convertible debt	-	(2,143)
Long-term incentive compensation	(2,375)	(1,258)
Expenses of securities litigation	(23)	(207)
Total	$(7,136)	$(6,829)

Nine months ended September 30, 2015 versus 2014 - Segment Results

The change in after-tax earnings for the first nine months of 2015 versus the first nine months of 2014 is due to (in thousands):

	Increase/(Decrease)
	Amount	Percent
VITAS	$6,194	10.2
Roto-Rooter	4,523	14.8
Corporate	106	0.5
	$10,823	15.6

VITAS’ after-tax earnings were positively impacted in 2015 compared to 2014 by a $41.3 million increase in revenue. After-tax earnings as a percent of revenue in 2015 were 8.0% as compared to 7.7% in 2014.

Roto-Rooter’s after-tax earnings were positively impacted in 2015 compared to 2014 primarily by a $17.5 million revenue increase in Roto-Rooter’s water restoration line of business and an $8.4 million increase in plumbing revenue.  After-tax earnings as a percent of revenue at Roto-Rooter in 2015 were 11.2% as compared to 10.7% in 2014.  This increase is largely the result of higher sales and gross profit in 2015, partially offset by higher SG&A expenses.  Favorable casualty and health insurance experience during 2015 contributed to the higher gross profit.

CHEMED CORPORATION AND SUBSIDIARY COMPANIES
CONSOLIDATING STATEMENT OF INCOME
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2015
(in thousands)(unaudited)

	VITAS	Roto-Rooter	Corporate	Chemed Consolidated
2015 (a)
Service revenues and sales	$285,008	$101,218	$-	$386,226
Cost of services provided and goods sold	218,528	53,561	-	272,089
Selling, general and administrative expenses	22,241	27,437	5,519	55,197
Depreciation	4,631	3,300	144	8,075
Amortization	186	172	379	737
Total costs and expenses	245,586	84,470	6,042	336,098
Income/(loss) from operations	39,422	16,748	(6,042)	50,128
Interest expense	(54)	(80)	(774)	(908)
Intercompany interest income/(expense)	1,979	858	(2,837)	-
Other income/(expense)—net	(11)	(15)	(2,329)	(2,355)
Income/(expense) before income taxes	41,336	17,511	(11,982)	46,865
Income taxes	(15,613)	(6,550)	4,131	(18,032)
Net income/(loss)	$25,723	$10,961	$(7,851)	$28,833

(a) The following amounts are included in net income (in thousands):

	VITAS	Roto-Rooter	Corporate	Chemed Consolidated
Pretax benefit/(cost):
Stock option expense	$-	$-	$(813)	$(813)
Long-term incentive compensation	-	-	(1,364)	(1,364)
Acquisition expenses	-	(30)	-	(30)
Expenses related to OIG investigation	(1,151)	-	-	(1,151)
Total	$(1,151)	$(30)	$(2,177)	$(3,358)

	VITAS	Roto-Rooter	Corporate	Chemed Consolidated
After-tax benefit/(cost):
Stock option expense	$-	$-	$(509)	$(509)
Long-term incentive compensation	-	-	(863)	(863)
Acquisition expenses	-	(18)	-	(18)
Expenses related to OIG investigation	(711)	-	-	(711)
Total	$(711)	$(18)	$(1,372)	$(2,101)

CHEMED CORPORATION AND SUBSIDIARY COMPANIES
CONSOLIDATING STATEMENT OF INCOME
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2014
(in thousands)(unaudited)

	VITAS	Roto-Rooter	Corporate	Chemed Consolidated
2014 (a)
Service revenues and sales	$265,384	$93,005	$-	$358,389
Cost of services provided and goods sold	207,105	49,340	-	256,445
Selling, general and administrative expenses	20,224	25,682	7,660	53,566
Depreciation	4,530	2,772	148	7,450
Amortization	205	114	398	717
Total costs and expenses	232,064	77,908	8,206	318,178
Income/(loss) from operations	33,320	15,097	(8,206)	40,211
Interest expense	(55)	(87)	(838)	(980)
Intercompany interest income/(expense)	1,660	760	(2,420)	-
Other income/(expense)—net	(189)	(2)	896	705
Income/(expense) before income taxes	34,736	15,768	(10,568)	39,936
Income taxes	(13,143)	(5,920)	3,712	(15,351)
Net income/(loss)	$21,593	$9,848	$(6,856)	$24,585

(a) The following amounts are included in net income (in thousands):

	VITAS	Roto-Rooter	Corporate	Chemed Consolidated
Pretax benefit/(cost):
Stock option expense	$-	$-	$(977)	$(977)
Long-term incentive compensation	-	-	(1,002)	(1,002)
Net recoveries related to litigation settlements	-	234	-	234
Expenses related to securities litigation	-	-	(138)	(138)
Expenses related to OIG investigation	(450)	-	-	(450)
Total	$(450)	$234	$(2,117)	$(2,333)

	VITAS	Roto-Rooter	Corporate	Chemed Consolidated
After-tax benefit/(cost):
Stock option expense	$-	$-	$(615)	$(615)
Long-term incentive compensation	-	-	(634)	(634)
Net recoveries related to litigation settlements	-	143	-	143
Expenses related to securities litigation	-	-	(88)	(88)
Expenses related to OIG investigation	(279)	-	-	(279)
Total	$(279)	$143	$(1,337)	$(1,473)

CHEMED CORPORATION AND SUBSIDIARY COMPANIES
CONSOLIDATING STATEMENT OF INCOME
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2015
(in thousands)(unaudited)

	VITAS	Roto-Rooter	Corporate	Chemed Consolidated
2015 (a)
Service revenues and sales	$831,081	$313,718	$-	$1,144,799
Cost of services provided and goods sold	646,801	164,836	-	811,637
Selling, general and administrative expenses	66,449	84,439	20,891	171,779
Depreciation	14,141	9,598	450	24,189
Amortization	523	408	964	1,895
Total costs and expenses	727,914	259,281	22,305	1,009,500
Income/(loss) from operations	103,167	54,437	(22,305)	135,299
Interest expense	(164)	(274)	(2,408)	(2,846)
Intercompany interest income/(expense)	5,461	2,501	(7,962)	-
Other income/(expense)—net	(395)	19	(880)	(1,256)
Income/(expense) before income taxes	108,069	56,683	(33,555)	131,197
Income taxes	(41,230)	(21,561)	11,939	(50,852)
Net income/(loss)	$66,839	$35,122	$(21,616)	$80,345

(a) The following amounts are included in net income (in thousands):

	VITAS	Roto-Rooter	Corporate	Chemed Consolidated
Pretax benefit/(cost):
Stock option expense	$-	$-	$(3,600)	$(3,600)
Long-term incentive compensation	-	-	(3,755)	(3,755)
Expenses related to litigation settlements	-	(5)	-	(5)
Expenses related to securities litigation	-	-	(37)	(37)
Acquisition expenses	-	(161)	-	(161)
Expenses related to OIG investigation	(3,837)	-	-	(3,837)
Total	$(3,837)	$(166)	$(7,392)	$(11,395)

	VITAS	Roto-Rooter	Corporate	Chemed Consolidated
After-tax benefit/(cost):
Stock option expense	$-	$-	$(2,268)	$(2,268)
Long-term incentive compensation	-	-	(2,375)	(2,375)
Expenses related to litigation settlements	-	(3)	-	(3)
Expenses related to securities litigation	-	-	(23)	(23)
Acquisition expenses	-	(98)	-	(98)
Expenses related to OIG investigation	(2,369)	-	-	(2,369)
Total	$(2,369)	$(101)	$(4,666)	$(7,136)

CHEMED CORPORATION AND SUBSIDIARY COMPANIES
CONSOLIDATING STATEMENT OF INCOME
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2014
(in thousands)(unaudited)

	VITAS	Roto-Rooter	Corporate	Chemed Consolidated
2014 (a)
Service revenues and sales	$789,822	$287,049	$-	$1,076,871
Cost of services provided and goods sold	618,315	152,956	-	771,271
Selling, general and administrative expenses	62,939	78,569	21,378	162,886
Depreciation	13,709	7,732	430	21,871
Amortization	829	397	1,235	2,461
Total costs and expenses	695,792	239,654	23,043	958,489
Income/(loss) from operations	94,030	47,395	(23,043)	118,382
Interest expense	(167)	(295)	(6,762)	(7,224)
Intercompany interest income/(expense)	4,520	2,090	(6,610)	-
Other income/(expense)—net	(577)	137	2,717	2,277
Income/(expense) before income taxes	97,806	49,327	(33,698)	113,435
Income taxes	(37,161)	(18,728)	11,976	(43,913)
Net income/(loss)	$60,645	$30,599	$(21,722)	$69,522

(a) The following amounts are included in net income (in thousands):

	VITAS	Roto-Rooter	Corporate	Chemed Consolidated
Pretax benefit/(cost):
Stock option expense	$-	$-	$(3,430)	$(3,430)
Noncash impact of accounting for convertible debt	-	-	(3,389)	(3,389)
Long-term incentive compensation	-	-	(1,988)	(1,988)
Net recoveries/(expenses) related to litigation settlements	(113)	9	-	(104)
Expenses related to securities litigation	-	-	(327)	(327)
Acquisition expenses	(1)	-	-	(1)
Expenses related to OIG investigation	(1,608)	-	-	(1,608)
Total	$(1,722)	$9	$(9,134)	$(10,847)

	VITAS	Roto-Rooter	Corporate	Chemed Consolidated
After-tax benefit/(cost):
Stock option expense	$-	$-	$(2,159)	$(2,159)
Noncash impact of accounting for convertible debt	-	-	(2,143)	(2,143)
Long-term incentive compensation	-	-	(1,258)	(1,258)
Net recoveries/(expenses) related to litigation settlements	(70)	6	-	(64)
Expenses related to securities litigation	-	-	(207)	(207)
Acquisition expenses	(1)	-	-	(1)
Expenses related to OIG investigation	(997)	-	-	(997)
Total	$(1,068)	$6	$(5,767)	$(6,829)

Unaudited Consolidating Summary and Reconciliation of Adjusted EBITDA

Chemed Corporation and Subsidiary Companies
(in thousands)				Chemed
For the three months ended September 30, 2015	VITAS	Roto-Rooter	Corporate	Consolidated

Net income/(loss)	$25,723	$10,961	$(7,851)	$28,833
Add/(deduct):
Interest expense	54	80	774	908
Income taxes	15,613	6,550	(4,131)	18,032
Depreciation	4,631	3,300	144	8,075
Amortization	186	172	379	737
EBITDA	46,207	21,063	(10,685)	56,585
Add/(deduct):
Intercompany interest expense/(income)	(1,979)	(858)	2,837	-
Interest income	(68)	(9)	-	(77)
Expenses related to OIG investigation	1,151	-	-	1,151
Acquisition expenses	-	30	-	30
Advertising cost adjustment	-	(456)	-	(456)
Stock option expense	-	-	813	813
Long-term incentive compensation	-	-	1,364	1,364
Adjusted EBITDA	$45,311	$19,770	$(5,671)	$59,410

				Chemed
For the three months ended September 30, 2014	VITAS	Roto-Rooter	Corporate	Consolidated

Net income/(loss)	$21,593	$9,848	$(6,856)	$24,585
Add/(deduct):
Interest expense	55	87	838	980
Income taxes	13,143	5,920	(3,712)	15,351
Depreciation	4,530	2,772	148	7,450
Amortization	205	114	398	717
EBITDA	39,526	18,741	(9,184)	49,083
Add/(deduct):
Intercompany interest expense/(income)	(1,660)	(760)	2,420	-
Interest income	23	(9)	(1)	13
Expenses related to OIG investigation	450	-	-	450
Advertising cost adjustment	-	(483)	-	(483)
Expenses related to litigation settlements	-	(234)	-	(234)
Long-term incentive compensation	-	-	1,002	1,002
Stock option expense	-	-	977	977
Expenses related to securities litigation	-	-	138	138
Adjusted EBITDA	$38,339	$17,255	$(4,648)	$50,946

Unaudited Consolidating Summary and Reconciliation of Adjusted EBITDA

Chemed Corporation and Subsidiary Companies
(in thousands)				Chemed
For the nine months ended September 30, 2015	VITAS	Roto-Rooter	Corporate	Consolidated

Net income/(loss)	$66,839	$35,122	$(21,616)	$80,345
Add/(deduct):
Interest expense	164	274	2,408	2,846
Income taxes	41,230	21,561	(11,939)	50,852
Depreciation	14,141	9,598	450	24,189
Amortization	523	408	964	1,895
EBITDA	122,897	66,963	(29,733)	160,127
Add/(deduct):
Intercompany interest expense/(income)	(5,461)	(2,501)	7,962	-
Interest income	(179)	(27)	(1)	(207)
Expenses related to OIG investigation	3,837	-	-	3,837
Acquisition expenses	-	161	-	161
Expenses related to litigation settlements	-	5	-	5
Advertising cost adjustment	-	(1,367)	-	(1,367)
Stock option expense	-	-	3,600	3,600
Long-term incentive compensation	-	-	3,755	3,755
Expenses related to securities litigation	-	-	37	37
Adjusted EBITDA	$121,094	$63,234	$(14,380)	$169,948

				Chemed
For the nine months ended September 30, 2014	VITAS	Roto-Rooter	Corporate	Consolidated

Net income/(loss)	$60,645	$30,599	$(21,722)	$69,522
Add/(deduct):
Interest expense	167	295	6,762	7,224
Income taxes	37,161	18,728	(11,976)	43,913
Depreciation	13,709	7,732	430	21,871
Amortization	829	397	1,235	2,461
EBITDA	112,511	57,751	(25,271)	144,991
Add/(deduct):
Intercompany interest expense/(income)	(4,520)	(2,090)	6,610	-
Interest income	43	(28)	(10)	5
Expenses related to OIG investigation	1,608	-	-	1,608
Acquisition expenses	1	-	-	1
Advertising cost adjustment	-	(1,623)	-	(1,623)
Expenses related to litigation settlements	113	(9)	-	104
Long-term incentive compensation	-	-	1,988	1,988
Stock option expense	-	-	3,430	3,430
Expenses related to securities litigation	-	-	327	327
Adjusted EBITDA	$109,756	$54,001	$(12,926)	$150,831

CHEMED CORPORATION AND SUBSIDIARY COMPANIES
RECONCILIATION OF ADJUSTED NET INCOME
(in thousands, except per share data)(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net income as reported	$28,833	$24,585	$80,345	$69,522

Add/(deduct) after-tax cost of:
Stock option expense	509	615	2,268	2,159
Expenses of OIG investigation	711	279	2,369	997
Long-term incentive compensation	863	634	2,375	1,258
Litigation settlements	-	-	23	-
Net expense/(recoveries) related to litigation settlements	-	(143)	3	64
Expenses related to securities settlements	-	88	-	207
Additional interest expense resulting from the change in accounting
for the conversion feature of the convertible notes	-	-	-	2,143
Acquisition expenses	18	-	98	1
Adjusted net income	$30,934	$26,058	$87,481	$76,351

Diluted Earnings Per Share As Reported
Net income	$1.65	$1.39	$4.61	$3.87
Average number of shares outstanding	17,422	17,627	17,430	17,968

Adjusted Diluted Earnings Per Share
Adjusted net income	$1.78	$1.48	$5.02	$4.28
Adjusted average number of shares outstanding*	17,422	17,627	17,430	17,833

* Adjusted diluted average shares outstanding excludes the estimated dilutive impact of the Convertible Notes prior to conversion of these Notes on May 15, 2014 (121,000 shares for the three months ended June 30, 2014 and 202,000 shares for the six months ended June 30, 2014) as this impact was entirely offset upon the exercise of the note hedges on May 15, 2014.

CHEMED CORPORATION AND SUBSIDIARY COMPANIES
OPERATING STATISTICS FOR VITAS SEGMENT
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
OPERATING STATISTICS	2015	2014	2015	2014
Net revenue ($000)
Homecare	$222,952	$204,965	$640,867	$600,780
Inpatient	24,271	25,012	76,485	77,037
Continuous care	37,785	37,907	113,564	113,801
Total before Medicare cap allowance	$285,008	$267,884	$830,916	$791,618
Medicare cap allowance	-	(2,500)	165	(1,796)
Total	$285,008	$265,384	$831,081	$789,822
Net revenue as a percent of total before Medicare cap allowances
Homecare	78.2%	76.5%	77.1%	75.9%
Inpatient	8.5	9.3	9.2	9.7
Continuous care	13.3	14.2	13.7	14.4
Total before Medicare cap allowance	100.0	100.0	100.0	100.0
Medicare cap allowance	-	(0.9)	-	(0.2)
Total	100.0%	99.1%	100.0%	99.8%
Average daily census (days)
Homecare	11,607	10,662	11,259	10,562
Nursing home	3,150	2,999	3,026	2,940
Routine homecare	14,757	13,661	14,285	13,502
Inpatient	404	417	424	429
Continuous care	561	561	571	568
Total	15,722	14,639	15,280	14,499
Total Admissions	16,131	15,653	50,082	47,777
Total Discharges	15,949	15,460	48,979	47,139
Average length of stay (days)	78.6	83.7	78.9	82.4
Median length of stay (days)	16.0	15.0	15.0	15.0
ADC by major diagnosis
Cerebro	28.8%	18.5%	28.6%	15.1%
Neurological	22.9	32.7	23.3	35.0
Cancer	16.6	17.3	16.7	17.4
Cardio	17.4	17.6	17.5	16.6
Respiratory	7.9	8.0	7.9	7.9
Other	6.4	5.9	6.0	8.0
Total	100.0%	100.0%	100.0%	100.0%
Admissions by major diagnosis
Cerebro	18.7	13.5%	18.8%	9.3%
Neurological	12.5	18.2	12.3	20.6
Cancer	33.3	34.0	32.1	33.3
Cardio	14.5	15.2	15.3	14.8
Respiratory	9.2	9.1	10.0	9.5
Other	11.8	10.0	11.5	12.5
Total	100.0%	100.0%	100.0%	100.0%
Direct patient care margins
Routine homecare	53.7%	53.8%	52.9%	53.4%
Inpatient	3.8	4.9	6.1	5.4
Continuous care	15.7	17.4	16.1	17.2
Homecare margin drivers (dollars per patient day)
Labor costs	$54.92	$53.65	$56.14	$54.31
Drug costs	6.64	6.64	6.70	7.04
Home medical equipment	6.66	6.68	6.55	6.69
Medical supplies	2.81	3.22	2.93	3.20
Inpatient margin drivers (dollars per patient day)
Labor costs	$355.30	$345.18	$347.52	$344.05
Continuous care margin drivers (dollars per patient day)
Labor costs	$596.39	$584.99	$591.26	$586.60
Bad debt expense as a percent of revenues	1.0%	1.0%	2.0%	1.0%
Accounts receivable -- Days of revenue outstanding- excluding unapplied Medicare payments	38.1	38.1	n.a	n.a
Accounts receivable -- Days of revenue outstanding- including unapplied Medicare payments	32.3	36.3	n.a	n.a

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

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

The Company’s primary market risk exposure relates to interest rate risk exposure through its variable interest line of credit.  At September 30, 2015, the Company had $138.1 million of variable rate debt outstanding.  For each $10 million dollars borrowed under the credit facility, an increase or decrease of 100 basis points (1% point), increases or decreases the Company’s annual interest expense by $100,000.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Item 2(c). Purchases of Equity Securities by Issuer and Affiliated Purchasers

The following table shows the activity related to our share repurchase program for the first nine months of 2015:

	Total Number	Weighted Average	Cumulative Shares	Dollar Amount
	of Shares	Price Paid Per	Repurchased Under	Remaining Under
	Repurchased	Share	the Program	The Program

February 2011 Program
January 1 through January 31, 2015	-	$-	6,074,819	$11,808,785
February 1 through February 28, 2015	-	-	6,074,819	11,808,785
March 1 through March 31, 2015	-	-	6,074,819	$111,808,785

First Quarter Total	-	$-

April 1 through April 30, 2015	31,239	$116.66	6,106,058	$108,163,534
May 31 through May 31, 2015	218,761	119.38	6,324,819	82,047,193
June 1 through June 30, 2015	-	-	6,324,819	$82,047,193

Second Quarter Total	250,000	$119.05

July 1 through July 31, 2015	-	$-	6,324,819	$82,047,193
August 1 through August 31, 2015	50,000	138.40	6,374,819	75,127,293
September 1 through September 30, 2015	85,765	131.87	6,460,584	$63,817,207

Third Quarter Total	135,765	$134.28

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

Chemed Corporation
(Registrant)

Dated:	October 30, 2015	By:	/s/ Kevin J. McNamara
Kevin J. McNamara
(President and Chief Executive Officer)

Dated:	October 30, 2015	By:	/s/ David P. Williams
David P. Williams
(Executive Vice President and Chief Financial Officer)

Dated:	October 30, 2015	By:	/s/ Arthur V. Tucker, Jr.
Arthur V. Tucker, Jr.
(Vice President and Controller)