Form 10-K
period 2015-12-31
CHEMED CORP
filed 2016-02-26
CIK 19584

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT
PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

☑         For the fiscal year ended December 31, 2015
☐         Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Transition Period from ________ to ___________

Commission File Number: 1-8351

CHEMED CORPORATION
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	31-0791746 (I.R.S. Employer Identification Number)

Suite 2600, 255 East Fifth Street, Cincinnati, Ohio (Address of principal executive offices)	45202-4726 (Zip Code)

(513) 762-6690
(Registrant’s Telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of each exchange on which registered

Capital Stock – Par Value $1 Per Share	New York Stock Exchange

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

The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing price of said stock on the New York Stock Exchange – Composite Transaction Listing on June 30, 2015 ($131.10 per share), was $2,162,114,441.

At February 16, 2016, 16,985,970 shares of Chemed Capital Stock (par value $1 per share) were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Document	Where Incorporated
2015 Annual Report to Stockholders (specified portions)	Parts I, II, and IV
Proxy Statement for Annual Meeting to be held May 16, 2016	Part III

CHEMED CORPORATION
2015 FORM 10-K ANNUAL REPORT

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

Chemed purchases, operates and divests subsidiaries engaged in diverse business activities for the purposes of maximizing shareholder value.  The Company’s day to day operating businesses are managed on a decentralized basis.  There are few integrated business functions between the operating units and Chemed (such as sales, marketing or purchasing).  Chemed’s corporate office management participates in and is ultimately responsible for long term strategic planning, significant capital allocation decisions, investment activities, financial reporting, tax, legal and the selection of the key executives of each of the operating businesses.  Since its inception, the Company has engaged in twelve significant acquisitions or divestitures of diverse business units.

During 2015, Chemed conducted its business operations in two segments: the VITAS segment (VITAS) and the Roto-Rooter segment (Roto-Rooter).  VITAS provides hospice and palliative care services to its patients through a network of physicians, registered nurses, home health aides, social workers, clergy and volunteers.  Roto-Rooter provides plumbing, drain cleaning, water restoration  and other related services to both residential and commercial customers.

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

Financial Information about Industry Segments

The required segment and geographic data for the Company’s continuing operations (as described below) for three years ended December 31, 2013, 2014 and 2015 are shown in Note 5 of the Notes to Consolidated Financial Statements on pages 89-91 of the 2015 Annual Report to Stockholders and are incorporated herein by reference.

Description of Business by Segment

The information called for by this item is included within Note 5 of the Notes to Consolidated Financial Statements appearing on pages 89-91 of the 2015 Annual Report to Stockholders is incorporated herein by reference.

Product and Market Development

Each segment of the Company’s business analyzes opportunities for the development and marketing of new services and products.  While new products and services and new market development are important factors for the long term growth of each active segment of the Company’s business, the Company does not expect that any new products and services or marketing effort, including those in the development stage, will require the investment of a material amount of the Company’s assets.

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

Seasonality

Roto-Rooter’s revenue and operating results are impacted by significant weather patterns across the United States.  Significant changes in precipitation or temperatures in areas we have company-owned operations will generally affect the revenue and operating results at Roto-Rooter.

A significant portion of our VITAS business is operated in the state of Florida.  As the vast majority of our patients are Medicare recipients, beneficiaries relocating to Florida during the winter months generally result in higher admissions and revenue for our Florida programs during that period.

Customer Concentration

Roto-Rooter’s business has a large and diverse customer base.  Approximately 90% of VITAS’ revenue is from the United States government through the Medicare program.  The loss of a portion or all of our Medicare revenue would have a material adverse effect on the Company.

Competition
Roto-Rooter

All aspects of the sewer, drain and pipe cleaning, plumbing repair and water restoration businesses are highly competitive.  Competition is, fragmented in most markets with local and regional firms providing the primary competition.  The principal methods of competition are advertising, range of services provided, name recognition, emergency-service availability, speed and quality of customer service, service guarantees, and pricing.

VITAS

Hospice care in the United States is competitive.  Plans of care for hospice services are not proprietary., As a result VITAS competes and differentiates itself primarily on the basis of its ability to deliver quality, responsive services within the requirements of Medicare’s conditions of participation.  VITAS is one of the nation’s largest providers of hospice services in an industry dominated primarily by small, non-profit, community-based hospices.  Approximately 30% of all hospices are not-for-profit.  Because the hospice care industry is highly fragmented, VITAS competes with a large number of organizations.

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

Overview of Government Payments – Medicare

Medicare Eligibility Criteria.  To receive Medicare payment for hospice services, the hospice medical director and, if the patient has one, the patient’s attending physician, must certify and describe in a brief narrative that the patient has a life expectancy of six months or less if the illness runs its normal course.  This determination is made based on the physician’s clinical judgement.  Due to the uncertainty of such prognoses, however, it is likely and expected that some percentage of hospice patients will not die within six months of entering a hospice program.  The Medicare program (among other third-party payers) recognizes that terminal illnesses often do not follow an entirely predictable course, and therefore the hospice benefit remains available to beneficiaries so long as the hospice physician or the patient’s attending physician continues to certify that the patient’s life expectancy remains six months or less and the patient or patients legal guardian, continues to maintain the hospice election.  Specifically, the Medicare hospice benefit provides for two initial 90-day benefit periods followed by an unlimited number of 60-day periods.  In order to qualify for hospice care, a Medicare beneficiary must elect hospice care and waive any right to other Medicare benefits related to his or her terminal illness.  A Medicare beneficiary may revoke his or her election of the Medicare hospice benefit at any time and resume receiving regular Medicare benefits.  The patient may elect the hospice benefit again at a later date so long as he or she remains eligible.  Increased regulatory scrutiny of compliance with the Medicare six-month eligibility rule has impacted the hospice industry.  The Medicare program, however, has reaffirmed that Medicare hospice beneficiaries are not limited to six months of coverage and that there is no limit on how long a Medicare beneficiary can continue to receive hospice benefits and services, provided that the beneficiary continues to meet the eligibility criteria under the Medicare hospice program.

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

There are four levels of care and related reimbursement within the Medicare Hospice Benefit.  These levels of care are Routine Home Care, Continuous Care, Inpatient Care and Respite Care.  Medicare hospice providers are required under Medicare’s Conditions of Participation and their regulations to provide all four levels of care, available on a 24/7 basis, when appropriate.

Vitas as required under Medicare’s Conditions of Participation and their regulations has the ability to provide all levels of care to its patients. The actual level of care a patient receives on any given day is based upon the clinical needs of the patient.

Routine Home Care.  The routine home care rate is paid for each day that a patient is in a hospice program and is not receiving one of the other categories of hospice care.  In 2015 the routine home care rate does not vary based upon the volume or intensity of services provided by the hospice program.  Effective January 1, 2016 the routine home care rate changed to reflect a two-tiered rate, with a higher rate for the first 60 days of a hospice patient’s care and a lower rate for days 61 and after.  In addition there is a Service Intensity Add-on payment which covers direct home care visits conducted by a registered nurse or social worker in the last seven days of a hospice patient’s life, reimbursed up to four hours per day in fifteen minute increments at the continuous care rate.

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

Medicare Payment for Physician Services.  Payment for direct patient care physician services delivered by hospice physicians is billed separately by the hospice to the Medicare fiscal intermediary and paid at the lesser of the actual charge or the Medicare allowable charge for these services.  This payment is in addition to the per diem rates VITAS receives for hospice care.  Payment for hospice physicians’ administrative and general supervisory activities is included in the daily rates discussed above.  Payments for attending physician professional services (other than services furnished by hospice physicians) are not paid to the hospice, but rather are paid directly to the attending physician by the Medicare fiscal intermediary.  For fiscal 2015, approximately 2% of VITAS’ net revenue was attributable to physician services.

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

Second, Medicare payments to a hospice are also subject to a separate cap based on overall average payments per admission.  Any payments exceeding this overall hospice cap must be refunded by the hospice.  This cap was set at $27,382.63 per admission for the twelve-month period ended on October 31, 2015, and is adjusted annually to account for inflation.  VITAS’ hospices may be subject to future payment reductions or recoupments as the result of this cap.

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

Overview of Government Payments – Medicaid

Medicaid Coverage and Reimbursements.  State Medicaid programs are another source of VITAS’ net patient revenue.  Medicaid is a state-administered program financed by state funds and matching federal funds to provide medical assistance to the indigent and certain other eligible persons.  In 1986, hospice services became an optional state Medicaid benefit.  For those states that elect to provide a hospice benefit, the Medicaid program is required to pay the hospice at rates at least equal to the rates provided under Medicare and calculated using the same methodology.  States maintain flexibility to establish their own hospice election procedures and to limit the number and duration of benefit periods for which they will pay for hospice services.  Reimbursement from state Medicaid programs in 2015 accounted for 5% of VITAS’ revenues.

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

Adjustments to Medicare and Medicaid Payment Rates.  Payment rates under the Medicare and Medicaid programs are adjusted annually based upon the Hospital Market Basket Index and the Consumer Price Index; however, the adjustments have historically been less than actual inflation.  These base rates are further modified by the Hospice Wage Index to reflect local differences in wages according to the revised wage index.  Effective April 1, 2013, the Federal government implemented a 2% reimbursement cut for all Medicare programs, including hospice.  It is possible that there will be further modifications to the rate structure under which the Medicare or Medicaid programs pay for hospice care services.  Any future reductions in the rate of increase or an actual decrease in Medicare and Medicaid payments may have an adverse impact on VITAS’ net patient service revenue and profitability.  On July 31, 2015, CMS published the final full year 2016 hospice wage index providing guidance to hospice providers regarding changes to hospice reimbursement for full year 2016.  Effective January 1, 2016 the routine home care rate changed to reflect a two-tiered rate, with a higher rate for the first 60 days of a hospice patient’s care, and a lower rate for days 61 and after.  In addition, the full year 2016 wage rule provides reimbursement of a Service Intensity Add-on payment.  This Service Intensity Add-on payment also went into effect on January 1, 2016, and applies to direct home care visits conducted by a registered nurse or social worker in the last seven days of a hospice patient’s life while on the routine home care level of care.

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

The net costs incurred related to U.S. v. Vitas and related regulatory matters were $5.0 million, $2.1 million and $2.1 million for 2015, 2014 and 2013 respectively.

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

At December 31, 2015, the Company’s accrual for its estimated liability for potential environmental cleanup and related costs arising from the 1991 sale of DuBois Chemicals Inc. (“DuBois”) amounted to $1.7 million.  Of this balance, $901,000 is included in other liabilities and $826,000 is included in other current liabilities.  The Company is contingently liable for additional DuBois-related environmental cleanup and related costs up to a maximum of $14.9 million.  On the basis of a continuing evaluation of the Company’s potential liability, and in consultation with the Company’s environmental attorney, management believes that it is not probable this additional liability will be paid.  Accordingly, no provision for this contingent liability has been recorded.  Although it is not presently possible to reliably project the timing of payments related to the Company’s potential liability for environmental costs, management believes that any adjustments to its recorded liability will not materially adversely affect its financial position or results of operations.

The Company, to the best of its knowledge, is currently in compliance in all material respects with the environmental laws and regulations affecting its operations.  Such environmental laws, regulations and enforcement proceedings have not required the Company to make material increases in or modifications to its capital expenditures and they have not had a material adverse effect on sales or net income.  Capital expenditures for the purpose of complying with environmental laws and regulations during 2016 and 2017 with respect to continuing operations are not expected to be material in amount; there can be no assurance, however, that presently unforeseen legislative enforcement actions will not require additional expenditures.

Employees

On December 31, 2015, Chemed Corporation had a total of 14,406 employees.

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

We face intense competition from numerous competitors.  The sewer, drain and pipe cleaning, excavation, plumbing repair and water restoration businesses are highly fragmented, with the bulk of the industries consisting of local and regional competitors.  We compete primarily on the basis of advertising, range of services provided, name recognition, availability of emergency service, speed and quality of customer service, service guarantees and pricing.  Our competitors may succeed in developing new or enhanced products and services more successful than ours and in marketing and selling existing and new products and services better than we do.  In addition, new competitors may emerge.  We cannot make any assurances that we will continue to be able to compete successfully with any of these companies.

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

In excess of 95% of VITAS’ net patient service revenue consists of payments from the Medicare and Medicaid programs.  Such payments are made primarily on a “per diem” basis, subject to annual reimbursement caps.  Because VITAS receives a per diem fee to provide eligible services to all patients, VITAS’ profitability is largely dependent upon its ability to manage the costs of providing hospice services to patients.  Increases in operating costs, such as labor and supply costs that are subject to inflation, without a compensating increase in Medicare and Medicaid rates, could have a material adverse effect on VITAS’ business in the future.  Medicare and Medicaid currently adjust the various hospice payment rates annually based primarily on the increase or decrease of the hospital wage index basket, regionally adjusted.  However, the increases may be less than actual inflation.  VITAS’ profitability could be negatively impacted if this adjustment were eliminated or reduced, or if VITAS’ costs of providing hospice services increased more than the annual adjustment.  In addition, cost pressures resulting from shorter patient lengths of stay and the use of more expensive forms of palliative care, including drugs and drug delivery systems, could negatively impact VITAS’ profitability.  Many payors are increasing pressure to control health care costs.  In addition, both public and private payors are increasing pressure to decrease, or limit increases in, reimbursement rates for health care services.  VITAS’ levels of revenue and profitability will be subject to the effect of possible reductions in coverage or payment rates by third-party payors, including payment rates from Medicare and Medicaid.

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

Regulation and Provision of Continuous Home Care.  VITAS provides continuous home care to patients requiring such care.  Continuous home care is provided to allow the patient to remain in their home, during periods of crisis when intensive monitoring and care, primarily nursing care, is required in order to achieve palliation or management of acute medical symptoms.  Continuous home care requires a minimum of 8 hours of care within a 24-hour day, which begins and ends at midnight.  The care must be predominantly nursing care provided by either a registered nurse or licensed practical nurse.

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

Item 1B.  Unresolved Staff Comments

None.

Item 2.   Properties

The Company’s corporate offices and the headquarters for Roto-Rooter are located in Cincinnati, Ohio.  Roto-Rooter has manufacturing and distribution center facilities in West Des Moines, Iowa and has 114 leased and owned office and service facilities in 30 states.  VITAS, headquartered in Miami, operates 44 programs from 148 leased facilities and 33 inpatient units in 16 states and the District of Columbia.

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

For additional procedural history of this litigation, please refer to our prior quarterly and annual filings. The costs incurred related to U.S. v. Vitas and related regulatory matters were $5.0 million, $2.1 million and $2.1 million for 2015, 2014 and 2013 respectively.

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

On November 14, 2013, Mildred A. North filed suit in the United States District Court for the Southern District of Ohio, North, derivatively on behalf of Chemed Corp. v. Kevin McNamara, et al., No. 13 Civ. 833 (MDB) (S.D. Ohio).  She sued Kevin McNamara, David Williams, Timothy O’Toole, Joel Gemunder, Patrick Grace, Walter Krebs, Andrea Lindell, Thomas Rice, Donald Saunders, George Walsh III, Frank Wood and Thomas Hutton, together with the Company as nominal defendant.  Plaintiff alleges that, between February 2010 and the present, the individual defendants breached their fiduciary duties as officers and directors of Chemed by, among other things, (a) allegedly causing VITAS to submit improper and ineligible claims to Medicare and Medicaid; and (b) allegedly misrepresenting the state of Chemed’s internal controls.  The suit alleges claims for breach of fiduciary duty, abuse of control and gross mismanagement against the individual defendants.  The complaint also alleges unjust enrichment and insider trading against Messrs. McNamara, Williams and O’Toole.  Plaintiff seeks (a) a declaration that the individual defendants breached their fiduciary duties to the Company; (b) an order requiring those defendants to pay compensatory damages, restitution and exemplary damages, in unspecified amounts, to the Company; (c) an order directing the Company to implement new policies and procedures; and (d) costs and disbursements incurred in bringing the action, including attorneys’ fees.

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

On October 15, 2014, Plaintiff KBC filed a motion to consolidate KBC with North.  On February 2, 2015 the court granted the motion for consolidation in full, appointing Plaintiff KBC the sole lead plaintiff and its counsel, the sole lead and liaison counsel.  The court ordered that both cases will proceed under the caption In re Chemed Corp. Shareholder and Derivative Litigation, No. 13 Civ. 1854 (LPS) (CJB) (D. Del.).  Plaintiff KBC has designated its pending complaint as the operative complaint in the consolidated proceedings.  Defendants subsequently renewed their motion to dismiss those claims and allegations.  On December 23, 2015, Magistrate Judge Burke issued a Report & Recommendation recommending that (1) defendants’ motion to dismiss be granted; (2) plaintiff be given 14 days from the date of affirmance by the district court to file an amended complaint addressing deficiencies with regard to their duty of loyalty claim; and (3) failure to do so should give rise to dismissal with prejudice.  The Report and Recommendation remains subject to review and affirmance by the district court judge overseeing the matter.  On January 11, 2016, Lead Plaintiff KBC filed Objections to the Report and Recommendations.  Defendants filed a response on January 28, 2016.

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

Item 4.   Mine Safety Disclosures

None

Executive Officers of the Company

9
Name	Age	Office	First Elected

Kevin J. McNamara	62	President and Chief Executive Officer	August 2, 1994 (1)
Timothy S. O’Toole	60	Executive Vice President	May 18, 1992 (2)
Spencer S. Lee	60	Executive Vice President	May 15, 2000 (3)
David P. Williams	55	Executive Vice President and Chief Financial Officer	March 5, 2004 (4)
Arthur V. Tucker, Jr.	66	Vice President and Controller	February 1, 1989 (5)

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

Each executive officer holds office until the annual election at the next annual organizational meeting of the Board of Directors of the Company which is scheduled to be held on May 16, 2016.

PART II

Item 5.   Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company’s Capital Stock (par value $1 per share) is traded on the New York Stock Exchange under the symbol CHE.  The range of the high and low sale prices on the New York Stock Exchange and dividends paid per share for each quarter of 2014 and 2015 are set forth below.

	Closing		Dividends Paid
	High	Low	Per Share
2014

First Quarter	$89.45	73.31	$0.20
Second Quarter	93.72	83.27	0.20
Third Quarter	107.31	93.64	0.22
Fourth Quarter	110.83	98.25	0.22

2015

First Quarter	$123.42	101.14	$0.22
Second Quarter	132.80	115.25	0.22
Third Quarter	152.23	129.21	0.24
Fourth Quarter	158.74	128.41	0.24

Future dividends are dependent upon the Company’s earnings and financial condition, compliance with certain debt covenants and other factors not presently determinable.

As of February 16, 2016, there were approximately 1,881 stockholders of record of the Company’s Capital Stock.  This number only includes stockholders of record and does not include stockholders with shares beneficially held in nominee name or within clearinghouse positions of brokers, banks or other institutions.

During 2015, the number of shares of Capital Stock repurchased by the Company, the weighted average price paid for each share, the cumulative shares repurchased under each program and the dollar amounts remaining under each program were as follows:

Company Purchase of Shares of Capital Stock

	Total Number	Weighted Average	Cumulative Shares	Dollar Amount
	of Shares	Price Paid Per	Repurchased Under	Remaining Under
	Repurchased	Share	the Program	The Program

February 2011 Program
January 1 through January 31, 2015	-	$-	6,074,819	$11,808,785
February 1 through February 28, 2015	-	-	6,074,819	11,808,785
March 1 through March 31, 2015	-	-	6,074,819	$111,808,785

First Quarter Total	-	$-

April 1 through April 30, 2015	31,239	$116.66	6,106,058	$108,163,534
May 31 through May 31, 2015	218,761	119.38	6,324,819	82,047,193
June 1 through June 30, 2015	-	-	6,324,819	$82,047,193

Second Quarter Total	250,000	$119.05

July 1 through July 31, 2015	-	$-	6,324,819	$82,047,193
August 1 through August 31, 2015	50,000	138.40	6,374,819	75,127,293
September 1 through September 30, 2015	85,765	131.87	6,460,584	$63,817,207

Third Quarter Total	135,765	$134.28

October 1 October 31, 2015	-	$-	6,460,584	$63,817,207
November 1 through November 30, 2015	-	-	6,460,584	63,817,207
December 1 through December 31, 2015	75,000	151.09	6,535,584	$52,485,644

Fourth Quarter Total	75,000	$151.09

On March 13, 2015, our Board of Directors authorized an additional $100 million under February 2011 Repurchase Program.

As of December 31, 2015, the number of stock options and performance share units outstanding under the Company’s equity compensation plans, the weighted average exercise price of outstanding options, and the number of securities remaining available for issuance were as follows:

EQUITY COMPENSATION PLAN INFORMATION

	Number of securities to be issued upon exercise of outstanding warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column)
Plan Category

Equity compensation plans approved by stockholders (1)	1,640,251	$95.43	1,527,806

(1)	Amount includes 76,376 shares allocated to certain employees which vest upon attainment of specified earnings per share targets and specified total shareholder return targets.

Comparative Stock Performance

The graph below compares the yearly percentage change in the Company’s cumulative total stockholder return on Capital Stock (as measured by dividing (i) the sum of (A) the cumulative amount of dividends for the period December 31, 2010, to December 31, 2015, assuming dividend reinvestment, and (B) the difference between the Company’s share price at December 31, 2010 and December 31, 2015; by (ii) the share price at December 31, 2010) with the cumulative total return, assuming reinvestment of dividends, of the (1) S&P 500 Stock Index and (2) Dow Jones Industrial Diversified Index.

December 31,	2010	2011	2012	2013	2014	2015
Chemed Corporation	100.00	81.44	110.30	124.50	173.21	247.25
S&P 500	100.00	102.11	118.45	156.82	178.28	180.75
Dow Jones Diversified Industrials	100.00	100.80	121.77	173.08	174.90	197.36

Item 6.   Selected Financial Data

The information called for by this Item for the five years ended December 31, 2015 is set forth on page 103 of the 2015 Annual Report to Stockholders and is incorporated herein by reference.

Item 7.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information called for by this Item is set forth on pages 107 through 125 of the 2015 Annual Report to Stockholders and is incorporated herein by reference.

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

The market value of the Company’s long-term debt at December 31, 2015 is approximately $91.3 million which equals the carrying value of $91.3 million as all outstanding debt is at a variable interest rate.

Item 8.   Financial Statements and Supplementary Data

The consolidated financial statements, together with the report thereon of PricewaterhouseCoopers LLP dated February 26, 2016, appearing on pages 80 through 100 of the 2015 Annual Report to Stockholders, along with the Supplementary Data (Unaudited Summary of Quarterly Results) appearing on pages 101-102, are incorporated herein by reference.

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

Management’s Report on Internal Control Over Financial Reporting

Refer to Management’s Report on Internal Control over Financial Reporting and Report of Independent Registered Public Accounting Firm on pages 74 and 75 of the Company’s 2015 Annual Report to Stockholders, which are incorporated herein by reference.

Changes in Internal Control Over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act during the Company’s fiscal quarter ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The directors of the Company are:

Kevin J. McNamara
Joel F. Gemunder
Patrick P. Grace
Thomas C. Hutton
Walter L. Krebs
Andrea R. Lindell
Thomas P. Rice
Donald E. Saunders
George J. Walsh III
Frank E. Wood

The additional information required under this Item is set forth in the Company’s 2016 Proxy Statement and in Part I hereof under the caption “Executive Officers of the Registrant” and is incorporated herein by reference.

The Company has adopted a Code of Ethics that applies to the Company’s principal executive officer, principal financial officer, principal accounting officer, directors and employees.  A copy of this Code of Ethics is incorporated with this report as Exhibit 14 and it is also posted on the Company’s Web site, www.chemed.com.

Item 11. Executive Compensation

Information required under this Item is set forth in the Company’s 2016 Proxy Statement, which is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required under this Item is set forth in the Company’s 2016 Proxy Statement, which is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions and Director Independence.

Information required under this Item is set forth in the Company’s 2016 Proxy Statement, which is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

Audit Fees

PricewaterhouseCoopers LLP billed the Company $1,926,000 for 2014 and $1,933,000 for 2015.  These fees were for professional services rendered for the integrated audit of the Company’s annual financial statements and of its internal control over financial reporting, review of the financial statements included in the Company’s Forms 10-Q and review of documents filed with the SEC.

Audit-Related Fees

PricewaterhouseCoopers LLP billed the Company $130,000 and $134,000 for 2014 and 2015, respectively, for audit-related services.  These services were related primarily to the audit of one of VITAS’ Florida subsidiaries.

Tax Fees

No such services were rendered in 2014 or 2015.

All Other Fees

No such other services were rendered in 2014 or 2015.

The Audit Committee has adopted a policy which requires the Committee’s pre-approval of audit and non-audit services performed by the independent auditor to assure that the provision of such services does not impair the auditor’s independence.  The Audit Committee pre-approved all of the audit and non-audit services rendered by PricewaterhouseCoopers LLP as listed above.

PART IV

Item 15	Exhibits and Financial Statement Schedule

Exhibits
3.1	Certificate of Incorporation of Chemed Corporation.*

3.2	Certificate of Amendment to Certificate of Incorporation.*

3.3	By-Laws of Chemed Corporation, as amended February 19, 2016

10.1	1999 Long-Term Employee Incentive Plan as amended through May 20, 2002.*,**

10.2	2002 Executive Long-Term Incentive Plan, as amended May 18, 2004.*,**

10.3	2004 Stock Incentive Plan.*,**

10.4	2006 Stock Incentive Plan, as amended August 11, 2006.*,**

10.5	2010 Stock Incentive Plan.*,**

10.6	2015 Stock Incentive Plan**

10.7	Employment Agreement with David P. Williams dated December 1, 2006.*,**

10.8	First Amendment to Employment Agreement with David P. Williams dated July 9, 2009.*,**

10.9	Employment Agreement with Timothy S. O’Toole dated May 6, 2007.*,**

10.10	First Amendment to Employment Agreement with Timothy S. O’Toole dated July 9, 2009.*,**

10.10	Employment Agreement with Kevin J. McNamara dated May 3, 2008.*,**

10.12	First Amendment to Employment Agreement with Kevin J. McNamara dated July 9, 2009.*,**

10.13	Excess Benefits Plan, as restated and amended, effective June 1, 2001.*,**

10.14	Amendment No. 1 to Excess Benefits Plan, effective July 1, 2001.*,**

10.15	Amendment No. 2 to Excess Benefits Plan, effective November 7, 2003.*,**

10.16	Non-Employee Directors’ Deferred Compensation Plan.*,**

10.17	Chemed/Roto-Rooter Savings & Retirement Plan, effective January 1, 1999.*,**

10.18	First Amendment to Chemed/Roto-Rooter Savings & Retirement Plan, effective September 6, 2000.*,**

10.19	Second Amendment to Chemed/Roto-Rooter Savings & Retirement Plan, effective January 1, 2001.*,**

10.20	Third Amendment to Chemed/Roto-Rooter Savings & Retirement Plan, effective December 12, 2001.*,**

10.21	Directors Emeriti Plan.*,**

10.22	Chemed Corporation Change in Control Severance Plan, as amended July 9, 2009.*,**

10.23	Chemed Corporation Senior Executive Severance Policy, as amended July 9, 2009.*,**

10.24	Roto-Rooter Deferred Compensation Plan No. 1, as amended January 1, 1998.*,**

10.25	Roto-Rooter Deferred Compensation Plan No. 2.*,**

10.26	Form of Performance-Based Restricted Stock Units Award*,**

10.27	Form of Restricted Stock Award.*,**

10.28	Form of Stock Option Grant, pre-2013.*,**

10.29	Form of Stock Option Grant, 2013.*,**

10.30	Form of Stock Option Grant, 2013.*,**

10.31	Form of Stock Option Grant, 2015

10.32	Third Amended and Restated Credit Agreement by and among Chemed Corporation, JP Morgan Chase Bank NA, and other lenders as of June 30, 2014, exhibits and schedules thereto.*

12	Computation of Ratio of Earnings to Fixed Charges.

13	2015 Annual Report to Stockholders.

14	Policies on Business Ethics of Chemed Corporation

21	Subsidiaries of Chemed Corporation.

23	Consent of Independent Registered Public Accounting Firm.

24	Powers of Attorney.

31.1	Certification by Kevin J. McNamara pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act of 1934.

31.2	Certification by David P. Williams pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act of 1934.

31.3	Certification by Arthur V. Tucker, Jr. pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act of 1934.

32.1	Certification by Kevin J. McNamara pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by David P. Williams pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.3	Certification by Arthur V. Tucker, Jr. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document*

101.SCH	XBRL Extension Schema*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase*

101.DEF	XBRL Taxonomy Extension Definition Linkbase*

101.LAB	XBRL Taxonomy Extension Label Linkbase*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase*

*	This exhibit is being filed by means of incorporation by reference (see Index to Exhibits on page E-1). Each other exhibit is being filed with this Annual Report on Form 10-K.

**	Management contract or compensatory plan or arrangement.

Financial Statement Schedule

See Index to Financial Statements and Financial Statement Schedule on page S-1.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

February 26, 2016	CHEMED CORPORATION
	By	/s/ Kevin J. McNamara
Kevin J. McNamara
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Kevin J. McNamara Kevin J. McNamara	President and Chief Executive Officer and a Director (Principal Executive Officer)
/s/ David P. Williams David P. Williams	Executive Vice President and Chief Financial Officer (Principal Financial Officer)
/s/ Arthur V. Tucker, Jr. Arthur V. Tucker, Jr.	Vice President and Controller (Principal Accounting Officer)	February 26, 2016
Joel F. Gemunder* Patrick P. Grace* Thomas C. Hutton* Walter L. Krebs* Andrea R. Lindell*	Thomas P. Rice* Donald E. Saunders* George J Walsh III* - -Directors Frank E. Wood*

*	Naomi C. Dallob by signing her name hereto signs this document on behalf of each of the persons indicated above pursuant to powers of attorney duly executed by such persons and filed with the Securities and Exchange Commission

February 26, 2016	/s/ Naomi C. Dallob

Date	Naomi C. Dallob (Attorney-in-Fact)

CHEMED CORPORATION AND SUBSIDIARY COMPANIES

INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE
2013, 2014 AND 2015

Page(s)
Chemed Corporation Consolidated Financial
Statements and Financial Statement Schedule

Report of Independent Registered Public Accounting Firm	75*
Consolidated Statement of Income	76*
Consolidated Balance Sheet	77*
Consolidated Statement of Cash Flows	78*
Consolidated Statement of Changes in Stockholders’ Equity	79*
Notes to Consolidated Financial Statements	80-100*

Report of Independent Registered Public Accounting Firm on
Financial Statement Schedule	S-2
Schedule II ~~–~~ Valuation and Qualifying Accounts	S-3

*              Indicates page numbers in Chemed Corporation 2015 Annual Report to Stockholders

The consolidated financial statements of Chemed Corporation listed above, appearing in the 2015 Annual Report to Stockholders, are incorporated herein by reference.  The Financial Statement Schedule should be read in conjunction with the consolidated financial statements listed above.  Schedules not included have been omitted because they are not applicable or the required information is shown in the financial statements or notes thereto as listed above.

Report of Independent Registered Public Accounting
Firm on Financial Statement Schedule

To the Board of Directors and Stockholders of Chemed Corporation:

Our audits of the consolidated financial statements and of the effectiveness of internal control over financial reporting referred to in our report dated February 26, 2016 appearing in the 2015 Annual Report to Stockholders of Chemed Corporation (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedule listed in Item 15 of this Form 10-K.  In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP
Cincinnati, Ohio
February 26, 2016

					SCHEDULE II

CHEMED CORPORATION AND SUBSIDIARY COMPANIES
VALUATION AND QUALIFYING ACCOUNTS
(IN THOUSANDS)
DR/(CR)

		ADDITIONS
		(CHARGED)
		CREDITED	(CHARGED)
	BALANCE AT	TO COSTS	CREDITED		BALANCE
	BEGINNING	AND	TO OTHER	DEDUCTIONS	AT END
DESCRIPTION	OF PERIOD	EXPENSES	ACCOUNTS	(a)	OF PERIOD
Allowances for doubtful
accounts (b)

For the year 2015	$(14,728)	$(14,435)	$(1,169)	$17,088	$(13,244)

For the year 2014	$(12,590)	$(13,079)	$(840)	$11,781	$(14,728)

For the year 2013	$(10,892)	$(10,690)	$(1,318)	$10,310	$(12,590)

(a) With respect to allowances for doubtful accounts, deductions include accounts considered uncollectible or written off, payments, companies divested, etc.

(b) Classified in consolidated balance sheet as a reduction of accounts receivable.

INDEX TO EXHIBITS

			Page Number
			or
			Incorporation by Reference

Exhibit		File No. and	Previous
Number		Filing Date	Exhibit No.

3.1	Certificate of Incorporation of	Form S-3	4.1
	Chemed Corporation	Reg. No. 33-44177
		11/26/91

3.2	Certificate of Amendment to	Form 8-K	3.1
	Certificate of Incorporation	5/16/06

3.3	By-Laws of Chemed Corporation	Form 8-K
	as amended February 19, 2016	2/19/16

10.1	1999 Long Term Employee	Form 10-K	10.16
	Incentive Plan as amended	3/28/03, **
	through May 20, 2002

10.2	2002 Executive Long-Term	Form 10-Q	10.16
	Incentive Plan, as amended	8/19/04, **
	May 18, 2004

10.3	2004 Stock Incentive Plan	Proxy Statement	A
		3/25/04, **

10.4	2006 Stock Incentive Plan,	Form 10-Q	10.1
	as amended August 11, 2006	8/14/06, **

10.5	2010 Stock Incentive Plan	Form 8-K	99.1
		5/18/10, **

10.6	2015 Stock Incentive Plan	Form S-8	4.5
		7/15/15, **

10.7	Employment Agreement with David	Form 8-K	10.01
	P. Williams dated December 1,	12/1/06, **
	2006.

10.8	First Amendment to Employment	Form 10-Q	10.2
	Agreement with David P. Williams	10/30/09, **
	dated July 9, 2009.

10.9	Employment Agreement with	Form 8-K	10.02
	Timothy S. O’Toole dated	5/7/07, **
	May 6, 2007.

10.10	First Amendment to Employment	Form 10-Q	10.3
	Agreement with Timothy S.	10/30/09, **
	O’Toole dated July 9, 2009.

10.11	Employment Agreement with	Form 8-K	10.01
	Kevin J. McNamara dated	5/6/08, **
	May 3, 2008.

10.12	First Amendment to Employment	Form 10-Q	10.1
	Agreement with Kevin J.	10/30/09, **
	McNamara dated July 9, 2009.

10.13	Excess Benefits Plan, as restated	Form 10-K	10.24
	and amended, effective June 1,	3/12/04, **
	2001

10.14	Amendment No. 1 to Excess Benefits	Form 10-K	10.25
	Plan, effective July 1, 2002	3/12/04, **

10.15	Amendment No. 2 to Excess Benefits	Form 10-K	10.26
	Plan, effective November 7, 2003	3/12/04, **

10.16	Non-Employee Directors' Deferred	Form 10-K	10.10
	Compensation Plan	3/24/88, **

10.17	Chemed/Roto-Rooter Savings &	Form 10-K	10.25
	Retirement Plan, effective	3/25/99, **
	January 1, 1999

10.18	First Amendment to Chemed/	Form 10-K	10.22
	Roto-Rooter Savings & Retirement	3/28/02, **
	Plan effective September 6, 2000

10.19	Second Amendment to Chemed/	Form 10-K	10.23
	Roto-Rooter Savings & Retirement	3/28/02, **
	Plan effective January 1, 2001

10.20	Third Amendment to Chemed/	Form 10-K	10.24
	Roto-Rooter Savings & Retirement	3/28/02, **
	Plan effective December 12, 2001

10.21	Directors Emeriti Plan	Form 10-Q	10.11
		5/12/88, **

10.22	Change in Control Severance	Form 10-Q	10.5
	Plan as amended July 9, 2009.	10/30/09, **

10.23	Senior Executive Severance	Form 10-Q	10.4
	Policy as amended July 9, 2009.	10/30/09, **

10.24	Roto-Rooter Deferred Compensation	Form 10-K	10.37
	Plan No. 1, as amended January 1,	3/28/01, **
	1998

10.25	Roto-Rooter Deferred Compensation	Form 10-K	10.38
	Plan No. 2	3/28/01, **

10.26	Form of Performance Based Restricted	Form 10-K	10.32
	Stock Unit Award	2/27/14, **

10.27	Form of Restricted Stock Award	Form 10-K	10.50
		3/28/05, **

10.28	Form of Stock Option Grant Pre-2013	Form 10-K	10.51

10.29	Form of Stock Option Grant – 2013	Form 10-K	10.35
		2/27/14, **

10.30	Form of Stock Option Grant – 2015	*

10.31	Third Amended and Restated Credit	Form 8-K	10.1
	Agreement by and among Chemed Corporation,	7/2/14
	JP Morgan Chase Bank NA, and other lenders
	As of June 30, 2014 exhibits and schedules thereto.

12	Computation of Ratio of Earnings	*
to Fixed Charges

13	2015 Annual Report to Stockholders	*

14	Policies on Business Ethics of Chemed	Form 10-K
	Corporation	2/27/14

21	Subsidiaries of Chemed Corporation	*

23	Consent of Independent Registered	*
Public Accounting Firm

24	Powers of Attorney	*

31.1	Certification by Kevin J. McNamara	*
pursuant to Rule 13a-14(a)/15d-14(a)
of the Exchange Act of 1934.

31.2	Certification by David P. Williams	*
pursuant to Rule 13a-14(a)/15d-14(a)
of the Exchange Act of 1934.

31.3	Certification by Arthur V. Tucker, Jr.	*
pursuant to Rule 13a-14(a)/15d-14(a)
of the Exchange Act of 1934.

32.1	Certification by Kevin J. McNamara	*
pursuant to Section 906 of the
Sarbanes-Oxley Act of 2002

32.2	Certification by David P. Williams	*
pursuant to Section 906 of the
Sarbanes-Oxley Act of 2002

32.3	Certification by Arthur V. Tucker,	*
Jr. pursuant to Section 906 of
the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document	*

101.SCH	XBRL Extension Schema	*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase	*

101.DEF	XBRL Taxonomy Extension Definition Linkbase	*

101.LAB	XBRL Taxonomy Extension Label Linkbase	*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase	*

* Filed herewith.
** Management contract or compensatory plan or arrangement.