Form 10-Q
period 2016-03-31
CHEMED CORP
filed 2016-05-02
CIK 19584

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)

☒    Quarterly Report Under Section 13 or 15 (d) of the Securities Exchange Act of 1934 For the Quarterly Period Ended March 31, 2016

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
Large accelerated filer	☒	Accelerated filer	☐	Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes	☐	No	☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Amount	Date

Capital Stock $1 Par Value	16,557,177 Shares	March 31, 2016

CHEMED CORPORATION AND
SUBSIDIARY COMPANIES

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
CHEMED CORPORATION AND SUBSIDIARY COMPANIES
UNAUDITED CONSOLIDATED BALANCE SHEET
(in thousands, except share and per share data)

	March 31, 2016	December 31, 2015
ASSETS
Current assets
Cash and cash equivalents	$15,235	$14,727
Accounts receivable less allowances of $13,631 (2015 - $13,244)	143,040	106,262
Inventories	6,102	6,314
Prepaid income taxes	3,258	10,653
Prepaid expenses	12,306	12,852
Total current assets	179,941	150,808
Investments of deferred compensation plans	49,195	49,481
Properties and equipment, at cost, less accumulated depreciation of $206,922 (2015 - $201,094)	119,331	117,370
Identifiable intangible assets less accumulated amortization of $32,960 (2015 - $32,866)	55,018	55,111
Goodwill	472,438	472,322
Other assets	6,996	7,233
Total Assets	$882,919	$852,325

LIABILITIES
Current liabilities
Accounts payable	$50,721	$43,695
Current portion of long-term debt	18,000	7,500
Income taxes	11,129	-
Accrued insurance	45,628	43,972
Accrued compensation	43,844	52,817
Accrued legal	2,819	1,233
Other current liabilities	19,416	22,119
Total current liabilities	191,557	171,336
Deferred income taxes	16,861	21,041
Long-term debt	126,875	83,750
Deferred compensation liabilities	49,188	49,467
Other liabilities	13,617	13,478
Total Liabilities	398,098	339,072
Commitments and contingencies
STOCKHOLDERS' EQUITY
Capital stock - authorized 80,000,000 shares $1 par; issued 34,076,407 shares (2015 - 33,985,316 shares)	34,076	33,985
Paid-in capital	610,219	603,006
Retained earnings	886,604	865,845
Treasury stock - 17,618,767 shares (2015 - 17,187,540)	(1,048,509)	(991,978)
Deferred compensation payable in Company stock	2,431	2,395
Total Stockholders' Equity	484,821	513,253
Total Liabilities and Stockholders' Equity	$882,919	$852,325

See accompanying notes to unaudited consolidated financial statements.

CHEMED CORPORATION AND SUBSIDIARY COMPANIES
UNAUDITED CONSOLIDATED STATEMENT OF INCOME
(in thousands, except per share data)

	Three Months Ended March 31,
	2016	2015
Service revenues and sales	$390,389	$376,652
Cost of services provided and goods sold (excluding depreciation)	278,435	268,885
Selling, general and administrative expenses	59,045	59,037
Depreciation	8,424	8,032
Amortization	92	127
Total costs and expenses	345,996	336,081
Income from operations	44,393	40,571
Interest expense	(842)	(969)
Other income/(expense) - net	(2,924)	563
Income before income taxes	40,627	40,165
Income taxes	(15,787)	(15,628)
Net income	$24,840	$24,537

Earnings Per Share
Net income	$1.49	$1.45
Average number of shares outstanding	16,720	16,914

Diluted Earnings Per Share
Net income	$1.45	$1.40
Average number of shares outstanding	17,170	17,466

Cash Dividends Per Share	$0.24	$0.22

See accompanying notes to unaudited consolidated financial statements.

CHEMED CORPORATION AND SUBSIDIARY COMPANIES
UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOWS
(in thousands)

	Three Months Ended March 31,
	2016	2015
Cash Flows from Operating Activities
Net income	$24,840	$24,537
Adjustments to reconcile net income to net cash provided
by operating activities:
Depreciation and amortization	8,516	8,159
Benefit for deferred income taxes	(4,202)	(2,734)
Provision for uncollectible accounts receivable	4,242	3,804
Stock option expense	2,563	1,444
Amortization of restricted stock awards	539	449
Amortization of debt issuance costs	130	131
Noncash long-term incentive compensation	(305)	934
Changes in operating assets and liabilities:
Increase in accounts receivable	(41,050)	(24,926)
Decrease in inventories	212	2
Decrease in prepaid expenses	546	1,433
Decrease in accounts payable and other current liabilities	(7,567)	(9,538)
Increase in income taxes	19,448	11,696
Decrease/(increase) in other assets	410	(2,815)
Increase/(decrease) in other liabilities	(140)	2,569
Excess tax benefit on share-based compensation	(900)	(2,900)
Other sources/(uses)	(59)	129
Net cash provided by operating activities	7,223	12,374
Cash Flows from Investing Activities
Capital expenditures	(11,473)	(8,553)
Other sources	153	351
Net cash used by investing activities	(11,320)	(8,202)
Cash Flows from Financing Activities
Proceeds from long-term debt	59,000	37,200
Payments on revolving line of credit	(3,500)	(22,200)
Payments on other long-term debt	(1,875)	(1,250)
Purchases of treasury stock	(52,460)	-
Proceeds from exercise of stock options	2,887	4,899
Dividends paid	(4,081)	(3,743)
Capital stock surrendered to pay taxes on stock-based compensation	(4,020)	(5,464)
Excess tax benefit on share-based compensation	900	2,900
Increase/(decrease) in cash overdrafts payable	7,061	(1,528)
Other uses	693	(783)
Net cash provided by financing activities	4,605	10,031
Increase in Cash and Cash Equivalents	508	14,203
Cash and cash equivalents at beginning of year	14,727	14,132
Cash and cash equivalents at end of period	$15,235	$28,335

See accompanying notes to unaudited consolidated financial statements.

CHEMED CORPORATION AND SUBSIDIARY COMPANIES
Notes to Unaudited Consolidated Financial Statements

1.   Basis of Presentation

As used herein, the terms "We," "Company" and "Chemed" refer to Chemed Corporation or Chemed Corporation and its consolidated subsidiaries.

We have prepared the accompanying unaudited consolidated financial statements of Chemed in accordance with Rule 10-01 of SEC Regulation S-X.  Consequently, we have omitted certain disclosures required under generally accepted accounting principles in the United States (“GAAP”) for complete financial statements. The December 31, 2015 balance sheet data were derived from audited financial statements but do not include all disclosures required by GAAP.  However, in our opinion, the financial statements presented herein contain all adjustments, consisting only of normal recurring adjustments, necessary to state fairly our financial position, results of operations and cash flows.  These financial statements are prepared on the same basis as and should be read in conjunction with the audited Consolidated Financial Statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2015.

TAXES ON INCOME
In November 2015, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2015-17 which simplifies the balance sheet classification required for deferred tax balances.  It allows for a company’s deferred tax assets and liabilities to be netted into a noncurrent account, either asset or liability, by jurisdiction.  The ASU is required to be adopted for annual periods beginning after December 15, 2016 and the interim periods within that annual period.  Early adoption is permitted.  Companies have the choice to adopt prospectively or retrospectively.  In order to simplify our balance sheet classification required for deferred tax balances, we adopted the ASU for our annual balance sheet as of December 31, 2015 on a prospective basis.  Prior periods have not been retrospectively adjusted.  We do not believe that this change results in a material comparability issue between years on our balance sheet

CLASSIFICATION ADJUSTMENTS
During the first quarter of 2016, we classified $539,000 of non-cash restricted stock award amortization in selling, general and administrative expenses.  We also recorded a classifications adjustment of $449,000 to decrease amortization and increase selling, general and administrative expenses in our Consolidated Statement of Income for the first quarter of 2015 related to non-cash restricted stock award amortization.  This classification adjustment does not impact income from operations, income before income taxes, net income, earnings per share, net cash provided by operating activities or our Consolidated Balance Sheet.  We believe the impact of the classification adjustments are immaterial to our consolidated financial statements for the current and prior periods.

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

During the first quarter of 2016, no Medicare cap was recorded.

In 2013, the U.S. government implemented automatic budget reductions of 2.0% for all government payees, including hospice benefits paid under the Medicare program.  In 2015, CMS determined that the Medicare cap should be calculated “as if” sequestration did not occur.  As a result of this decision, VITAS has received notification from our third party intermediary that an additional $1.9 million is owed for Medicare cap in two programs arising during the 2013 and 2014 measurement periods.  The amounts are automatically deducted from our semi-monthly PIP payments.  We do not believe that CMS is authorized under the sequestration authority or the statutory methodology for establishing the Medicare cap to the $1.9 million under their current “as if” methodology.  We have not recorded a reserve as of December 31, 2015 for the $1.9 million potential exposure.  We have appealed CMS’s methodology change with the appropriate regulatory appeal board.

Shown below is the Medicare cap liability activity for the fiscal periods ended (in thousands):

	March 31,
	2016	2015
Beginning balance January 1,	$1,165	$6,112
2015 measurement period	-	(165)
Payments	(618)	(4,566)
Ending balance March 31,	$547	$1,381

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

Three months ended March 31,
2016	2015
$1,806	$1,974

3.   Segments

Service revenues and sales and after-tax earnings by business segment are as follows (in thousands):

	Three months ended March 31,
	2016	2015
Service Revenues and Sales
VITAS	$277,528	$269,613
Roto-Rooter	112,861	107,039
Total	$390,389	$376,652

After-tax Earnings
VITAS	$19,087	$19,315
Roto-Rooter	13,020	12,008
Total	32,107	31,323
Corporate	(7,267)	(6,786)
Net income	$24,840	$24,537

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

4.  Earnings per Share

Earnings per share (“EPS”) are computed using the weighted average number of shares of capital stock outstanding.  Earnings and diluted earnings per share are computed as follows (in thousands, except per share data):

	Net Income
For the Three Months Ended March 31,	Income	Shares	Earnings per Share
2016
Earnings	$24,840	16,720	$1.49
Dilutive stock options	-	305
Nonvested stock awards	-	145
Diluted earnings	$24,840	17,170	$1.45

2015
Earnings	$24,537	16,914	$1.45
Dilutive stock options	-	397
Nonvested stock awards	-	155
Diluted earnings	$24,537	17,466	$1.40

For the three month period ended March 31, 2016 and 2015, 421,000 and 411,000, respectively,  stock options were excluded from the computation of diluted earnings per share because they would have been anti-dilutive.

5.   Long-Term Debt

On June 30, 2014, we replaced our existing credit agreement with the Third Amended and Restated Credit Agreement (“2014 Credit Agreement”).  Terms of the 2014 Credit Agreement consist of a five-year, $350 million revolving credit facility and a $100 million term loan.  The 2014 Credit Agreement has a floating interest rate that is currently LIBOR plus 113 basis points.

The debt outstanding as of March 31, 2016 consists of the following:

Revolver	$55,500
Term loan	89,375
Total	144,875
Current portion of term loan	(18,000)
Long-term debt	$126,875

Scheduled principal payments of the term loan are as follows:

2016	$5,625
2017	8,750
2018	10,000
2019	65,000
$89,375

The 2014 Credit Agreement contains the following quarterly financial covenants:

Description	Requirement

Leverage Ratio (Consolidated Indebtedness/Consolidated Adj. EBITDA)	< 3.50 to 1.00

Fixed Charge Coverage Ratio (Consolidated Free Cash Flow/Consolidated Fixed Charges)	> 1.50 to 1.00

Annual Operating Lease Commitment	< $50.0 million

We are in compliance with all debt covenants as of March 31, 2016. We have issued $37.8 million in standby letters of credit as of March 31, 2016 for insurance purposes.  Issued letters of credit reduce our available credit under the 2014 Credit Agreement.  As of March 31, 2016, we have approximately $256.7 million of unused lines of credit available and eligible to be drawn down under our revolving credit facility.

6.   Other Income/(Expense) – Net

Other income/(expense) -- net comprises the following (in thousands):

	Three months ended March 31,
	2016	2015
Market value adjustment on assets held in
deferred compensation trust	$(2,987)	$950
Gain/(loss) on disposal of property and equipment	(33)	48
Interest income - net	97	44
Other - net	(1)	(479)
Total other income/(expense) - net	$(2,924)	$563

 7.   Stock-Based Compensation Plans

On February 19, 2016, the Compensation/Incentive Committee of the Board of Directors (“CIC”) granted 9,541 Performance Stock Units (“PSUs”) contingent upon the achievement of certain total shareholders return (“TSR”) targets as compared to the TSR of a group of peer companies for the three-year period ending December 31, 2018, the date at which such awards vest.  The cumulative compensation cost of the TSR-based PSU award to be recorded over the three year service period is $1.4 million.

On February 19, 2016, the CIC also granted 9,541 PSUs contingent upon the achievement of certain earnings per share (“EPS”) targets for the three-year period ending December 31, 2018.  At the end of each reporting period, the Company estimates the number of shares that it believes will ultimately be earned and records that expense over the service period of the award.  We currently estimate the cumulative compensation cost of the EPS-based PSUs to be recorded over the three year service period is $730,000.

8.   Independent Contractor Operations

The Roto-Rooter segment sublicenses with 69 independent contractors to operate certain plumbing repair and drain cleaning businesses in lesser-populated areas of the United States and Canada.  We had notes receivable from our independent contractors as of March 31, 2016 totaling $1.7 million (December 31, 2015 - $1.8 million).  In most cases these loans are fully or partially secured by equipment owned by the contractor.  The interest rates on the loans range from 0% to 7% per annum and the remaining terms of the loans range from 2.5 months to 5.4 years at March 31, 2016.  We recorded the following from our independent contractors (in thousands):

	Three months ended March 31,
	2016	2015
Revenues	$9,858	$9,464
Pretax profits	6,155	5,557

9.   Retirement Plans

All of the Company’s plans that provide retirement and similar benefits are defined contribution plans.  These expenses include the impact of market gains and losses on assets held in deferred compensation plans.  Expenses for the Company’s pension and profit-sharing plans, excess benefit plans and other similar plans are as follows (in thousands):

Three months ended March 31,
2016	2015
$526	$4,186

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

For additional procedural history of this litigation, please refer to our prior quarterly and annual filings. The net costs incurred related to U.S. v. Vitas and related regulatory matters were $2.3 million and $1.3 million for March 31, 2016 and 2015, respectively.

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

On October 15, 2014, Plaintiff KBC filed a motion to consolidate KBC with North.  On February 2, 2015 the court granted the motion for consolidation in full, appointing Plaintiff KBC the sole lead plaintiff and its counsel, the sole lead and liaison counsel.  The court ordered that both cases will proceed under the caption In re Chemed Corp. Shareholder and Derivative Litigation, No. 13 Civ. 1854 (LPS) (CJB) (D. Del.).  Plaintiff KBC has designated its pending complaint as the operative complaint in the consolidated proceedings.  Defendants subsequently renewed their motion to dismiss those claims and allegations.  On December 23, 2015, Magistrate Judge Burke issued a Report & Recommendation recommending that (1) defendants’ motion to dismiss be granted; (2) plaintiff be given 14 days from the date of affirmance by the district court to file an amended complaint addressing deficiencies with regard to their duty of loyalty claim; and (3) failure to do so should give rise to dismissal with prejudice.  The Report and Recommendation remains subject to review and affirmance by the district court judge overseeing the matter.  On January 11, 2016, Lead Plaintiff KBC filed Objections to the Report and Recommendations.  Defendants’ responses to those Objections were filed on January 28, 2016.

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

11.   Concentration of Risk

During the quarter VITAS had pharmacy services agreements with two service providers to provide specified pharmacy services for VITAS and its hospice patients.  VITAS made purchases from these two providers of $8.9 million and $9.2 million for the three months ended March 31, 2016 and 2015, respectively.  For the three-month period ending March 31, 2016 and 2015, respectively, purchases from these providers exceed 90% of all pharmacy services used by VITAS.

12.   Cash Overdrafts and Cash Equivalents

Included in accounts payable at March 31, 2016 is cash overdrafts payable of $16.4 million (December 31, 2015 - $9.3 million).

From time to time throughout the year, we invest excess cash in money market funds with major commercial banks. We closely monitor the creditworthiness of the institutions with which we invest our overnight funds.  We had $595,000 in cash equivalents as of March 31, 2016.  There was $76,000 in cash equivalents as of December 31, 2015.  The weighted average rate of return for our cash equivalents was 0.40% at March 31, 2016 and 0.20% at December 31, 2015.

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

The following shows the carrying value, fair value and the hierarchy for our financial instruments as of March 31, 2016 (in thousands):

		Fair Value Measure

	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Mutual fund investments of deferred
compensation plans held in trust	$49,195	$49,195	$-	$-
Long-term debt	144,875	-	144,875	-

The following shows the carrying value, fair value and the hierarchy for our financial instruments as of December 31, 2015 (in thousands):

		Fair Value Measure

	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Mutual fund investments of deferred
compensation plans held in trust	$49,481	$49,481	$-	$-
Long-term debt	91,250	-	91,250	-

For the mutual fund investments carrying value is fair value.  All outstanding long-term debt is at a floating interest rate tied to LIBOR. Therefore, the carrying amount is a reasonable estimation of fair value.

14.   Capital Stock Repurchase Plan Transactions

We repurchased the following capital stock for the three months ended March 31, 2016 and 2015:

	Three months ended March 31,
	2016	2015

Total cost of repurchased shares (in thousands):	$52,460	$-
Shares repurchased	400,000	-
Weighted average price per share	$131.15	$-

In March 2016, the Board of Directors authorized an additional $100 million for stock repurchase under Chemed’s existing share repurchase program. We currently have $100.0 million of authorization remaining under this share repurchase plan.

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

In February 2016, the FASB issued Accounting Standards Update “ASU No. 2016-02 – Leases” which introduces a lessee model that brings most leases on to the balance sheets and updates lessor accounting  to align with changes in the lessee model and the revenue recognition standard.   The guidance is effective for fiscal years beginning after December 15, 2018.  We are currently evaluating the impact of this ASU on our financial statements, existing lease recognition policies and disclosures.

In March 2016, the FASB issued ASU No. 2016-09- “Compensation – Stock Compensation” which is part of the FASB’s Simplification Initiative.  The object of this initiative is to identify, evaluate, and improve areas of GAAP. The areas of simplification in this initiative involve several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows.  The guidance is effective for fiscal years beginning after December 15, 2017.  We are currently evaluating the impact of this ASU on our financial statements.

16.   Goodwill

Shown below is movement in Goodwill (in thousands):

	Vitas	Roto-Rooter	Total
Balance at December 31, 2014	$328,301	$138,421	$466,722
Business combinations	-	5,944	5,944
Foreign currency adjustments	-	(344)	(344)
Balance at December 31, 2015	$328,301	$144,021	$472,322
Foreign currency adjustments	-	116	116
Balance at March 31, 2016	$328,301	$144,137	$472,438

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

The following is a summary of the key operating results (in thousands except per share amounts):

	Three months ended March 31,
	2016	2015
Service revenues and sales	$390,389	$376,652
Net income	$24,840	$24,537
Diluted EPS	$1.45	$1.40
Adjusted net income	$27,754	$26,831
Adjusted diluted EPS	$1.62	$1.54
Adjusted EBITDA	$54,480	$52,849
Adjusted EBITDA as a % of revenue	14.0%	14.0%

Adjusted net income, adjusted diluted EPS, earnings before interest, taxes and depreciation and amortization (“EBITDA”) and Adjusted EBITDA are not measures derived in accordance with GAAP.  We provide non-GAAP measures to help readers evaluate our operating results, compare our operating performance with that of similar companies that have different capital structures and help evaluate our ability to meet future debt service, capital expenditure and working capital requirements.  Our non-GAAP measures should not be considered in isolation or as a substitute for comparable measures presented in accordance with GAAP.  A reconciliation of our non-GAAP measures is presented on pages 22-23.

For the three months ended March 31, 2016, the increase in consolidated service revenues and sales was driven by a 5.4% increase at Roto-Rooter and a 2.9% increase at VITAS.  The increase in service revenues at Roto-Rooter was driven by an increase in all major service lines.  The increase in service revenues at VITAS was primarily a result of Medicare reimbursement rates increasing 0.6%, a 6.8% increase in days of care, offset by acuity mix shift which negatively impacted revenue 1.8% and changes in Medicare hospice reimbursement which negatively impacted revenue 2.1%. Consolidated net income increased 1.2% due to higher revenues at both VITAS and Roto-Rooter.  Diluted EPS increased 3.6% as a result of the increase in net income as well as a lower number of shares outstanding.  Adjusted EBITDA as a percent of revenue was essentially flat when compared to the prior year quarter.   See page 24 for additional VITAS operating metrics.

On January 1, 2016, CMS implemented a refinement to the Medicare hospice reimbursement per diem.  This rebasing eliminated the single tier per diem for routine home care (RHC) and replaced it with a two-tiered rate, with a higher rate for the first 60 days of a hospice patient’s care, and a lower rate for days 61 and after. In addition, CMS added for a Service Intensity Add-on (SIA) payment which provides for reimbursement of care provided by a registered nurse or social worker for RHC patients within seven days prior to death. The reimbursement for continuous care, inpatient care and respite care are not impacted by this rebasing.

The two tiered national per diem rate for RHC is $186.84 for the first 60 days and $146.83 for RHC beyond 60 days.  An individual hospice’s actual per diem rate is adjusted for differences in geographic cost of living.  We estimate rebasing in 2016 would be revenue neutral to a hospice if it has 37.6% of total RHC days-of-care provided to patients in their first 60 days of admission and 62.4% of total RHC days-of-care provided to patients after the 60 days.

Historically, VITAS had a 32/68 aggregate Days-of-Care ratio. High acuity care historically has represented 6% to 7% of VITAS’ total days-of-care.  VITAS high acuity days-of-care provided to patients within the first 60 days of admission represented approximately 15% of days-of-care provided to patients in the first 60 days of admission.  This results in a VITAS RHC Days-of-Care ratio of approximately 29/71.

In the first quarter of 2016, VITAS had a 25/75 RHC Days-of-Care ratio and generated approximately $1.0 million in SIA payments.  This resulted in 2.1% less revenue than under the previous Medicare reimbursement methodology.

VITAS expects its full-year 2016 revenue growth, prior to Medicare cap, to be in the range of 2.5% to 3.5%.  Admissions in 2016 are estimated to increase 3.0%.  Adjusted EBITDA margin, prior to Medicare cap, is estimated to be 14.0% to 15.0%.  Medicare cap billing limitations are estimated to be $3.8 million in 2016. Roto-Rooter expects full-year 2016 revenue growth of 3.5% to 4.5%.  The revenue estimate is a based upon increased job pricing of approximately 1.0% and continued growth in water restoration services.  Adjusted EBITDA margin for 2016 is estimated in the range of 20.0% to 21.0%.  We anticipate that our operating income and cash flows will be sufficient to operate our businesses and meet any commitments for the foreseeable future.

Financial Condition
Liquidity and Capital Resources
Material changes in the balance sheet accounts from December 31, 2015 to March 31, 2016 include the following:

•	A $36.8 million increase in accounts receivable due to timing of Medicare and Medicaid payments.
•	A $7.4 million decrease in prepaid income taxes due to timing of payments.
•	A $7.0 million increase in accounts payable due to timing of payments.
•	A $11.1 million decrease in income taxes due to timing of payments.
•	An $9.0 million decrease in accrued compensation due primarily to the payment of 2015 incentive compensation during the quarter.
•	A $53.6 million increase in long-term debt due primarily to borrowings on our revolving line of credit used mainly to purchase treasury shares during the quarter.

Net cash provided by operating activities decreased $5.2 million primarily as a result of an increase in accounts receivable offset by an increase in income taxes due to the timing of payments.  Management continually evaluates cash utilization alternatives, including share repurchase, debt repurchase, acquisitions and increased dividends to determine the most beneficial use of available capital resources.

We have issued $37.8 million in standby letters of credit as of March 31, 2016, for insurance purposes.  Issued letters of credit reduce our available credit under the revolving credit agreement.  As of March 31, 2016, we have approximately $256.7 million of unused lines of credit available and eligible to be drawn down under our revolving credit facility. Management believes its liquidity and sources of capital are satisfactory for the Company’s needs in the foreseeable future.

Significant changes in our accounts receivable balances are typically driven mainly by the timing of payments received from the Federal government at our VITAS subsidiary.  We typically receive a payment in excess of $35.0 million from the Federal government from hospice services every other Friday.  The timing of period end will have a significant impact on the accounts receivable at VITAS.  These changes generally normalize over a two year period, as cash flow variations in one year are offset in the following year.

Commitments and Contingencies
Collectively, the terms of our credit agreements require us to meet various financial covenants, to be tested quarterly.  We are in compliance with all financial and other debt covenants as of March 31, 2016 and anticipate remaining in compliance throughout the foreseeable future.

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

For additional procedural history of this litigation, please refer to our prior quarterly and annual filings. The net costs incurred related to U.S. v. Vitas and related regulatory matters were $2.3 million and $1.3 million for March 31, 2016 and 2015, respectively.

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

On October 15, 2014, Plaintiff KBC filed a motion to consolidate KBC with North.  On February 2, 2015 the court granted the motion for consolidation in full, appointing Plaintiff KBC the sole lead plaintiff and its counsel, the sole lead and liaison counsel.  The court ordered that both cases will proceed under the caption In re Chemed Corp. Shareholder and Derivative Litigation, No. 13 Civ. 1854 (LPS) (CJB) (D. Del.).  Plaintiff KBC has designated its pending complaint as the operative complaint in the consolidated proceedings.  Defendants subsequently renewed their motion to dismiss those claims and allegations.  On December 23, 2015, Magistrate Judge Burke issued a Report & Recommendation recommending that (1) defendants’ motion to dismiss be granted; (2) plaintiff be given 14 days from the date of affirmance by the district court to file an amended complaint addressing deficiencies with regard to their duty of loyalty claim; and (3) failure to do so should give rise to dismissal with prejudice.  The Report and Recommendation remains subject to review and affirmance by the district court judge overseeing the matter.  On January 11, 2016, Lead Plaintiff KBC filed Objections to the Report and Recommendations.  Defendants’ responses to those Objections were filed on January 28, 2016.

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

Results of Operations
Three months ended March 31, 2016 versus 2015 - Consolidated Results
Our service revenues and sales for the first quarter of 2016 increased 3.6% versus services and sales revenues for the first quarter of 2015.  Of this increase, $7.9 million was attributable to VITAS and $5.8 million was attributable to Roto-Rooter.  The following chart shows the components of those changes (in thousands):

	Increase/(Decrease)
	Amount	Percent
VITAS
Routine homecare	$10,309	5.0
Continuous care	(1,030)	(2.7)
General inpatient	(1,199)	(4.5)
Medicare cap	(165)	(100.0)
Roto-Rooter
Plumbing	1,988	4.3
Drain cleaning	1,357	3.8
Water restoration	2,007	19.2
Contractor operations	394	4.2
Other	76	1.5
Total	$13,737	3.6

The increase in VITAS’ revenues for the first quarter of 2016 versus the first quarter of 2015 was a primarily a result of Medicare reimbursement rates increasing approximately 0.6%, a 6.8% increase in days of care offset by acuity mix shift which negatively impacted revenue 1.8% and changes in Medicare hospice reimbursement which negatively impacted revenue 2.1%.

Days of care during the quarter ended March 31 were as follows:

	Days of Care		Increase/(Decrease)
	2016	2015	Percent

Routine homecare	1,335,167	1,241,733	7.5
Continuous care	50,970	52,840	(3.5)
General inpatient	38,249	39,573	(3.3)
Total days of care	1,424,386	1,334,146	6.8

Over 90% of VITAS’ service revenues for the period were from Medicare and Medicaid.

The increase in plumbing revenues for the first quarter of 2016 versus 2015 is attributable to a 0.4% increase in job count and a 3.9% increase in a combination of price and service mix shift.  Drain cleaning revenues for the first quarter of 2016 versus 2015 reflect a 0.3% increase in the number of jobs performed combined with a price and service mix shift of 3.5%.  Water restoration for the first quarter of 2016 versus 2015 increased 19.2% as a result of continued expansion of this service offering into other Roto-Rooter locations.  Contractor operations increased 4.2% and Other Roto-Rooter revenue increased 1.5%.
The consolidated gross margin was 28.7% in the first quarter of 2016 as compared with 28.6% in the first quarter of 2015.  On a segment basis, VITAS’ gross margin was 21.0% in the first quarter of 2016 as compared with 21.2%, in the first quarter of 2015.  The Roto-Rooter segment’s gross margin was 47.6% for the first quarter of 2016 compared with 47.3% in the first quarter of 2015.

Selling, general and administrative expenses (“SG&A”) comprise (in thousands):

	Three months ended March 31,
	2016	2015
SG&A expenses before market value adjustments of deferred compensation
plans, long-term incentive compensation, and OIG investigation expenses	$59,937	$55,879
Long-term incentive compensation	(241)	934
Expenses related to OIG investigation	2,336	1,274
Impact of market value adjustments related to assets held in deferred
compensation trusts	(2,987)	950
Total SG&A expenses	$59,045	$59,037

SG&A expenses before long-term incentive compensation, expenses related to OIG investigation and the impact of market gains/(losses) of deferred compensation plans for the first quarter of 2016 were up 7.3% when compared to the first quarter of 2015.  The increase was mainly a result of the increase in variable expenses caused by increased revenue as well as normal salary increases, higher incentive compensation costs and higher bad debt expense in 2016.

Other income/(expense) - net comprise (in thousands):

	Three months ended March 31,
	2016	2015
Market value adjustment on assets held in
deferred compensation trusts	$(2,987)	$950
Gain/(loss) on disposal of property and equipment	(33)	48
Interest income - net	97	44
Other	(1)	(479)
Total other income/(expense) - net	$(2,924)	$563

Our effective income tax rate was 38.9% in the first quarter of 2016 essentially equal to the first quarter of 2015.

Net income for both periods included the following after-tax items/adjustments that reduced or increased after-tax earnings (in thousands):

	Three months ended March 31,
	2016	2015
VITAS
Expenses related to OIG investigation	$(1,443)	$(790)
Roto-Rooter
Expenses related to litigation settlements	-	(3)
Corporate
Stock option expense	(1,621)	(910)
Long-term incentive compensation	152	(591)
Expenses related to securities litigation	(2)	-
Total	$(2,914)	$(2,294)

Three months ended March 31, 2016 versus 2015 - Segment Results

The change in after-tax earnings for the first quarter of 2016 versus the first quarter of 2015 is due to (in thousands):

	Increase/(Decrease)
	Amount	Percent
VITAS	$(228)	(1.2)
Roto-Rooter	1,012	8.4
Corporate	(481)	(7.1)
	$303	1.2

VITAS’ after-tax earnings were negatively impacted in 2016 compared to 2015 by a $2.7 million increase in SG&A expenses driven mainly by $653,000 in additional OIG expenses and approximately $585,000  after-tax increase in bad debt expense.   After-tax earnings as a percent of revenue in the first quarter of 2016 were 6.9%, a decrease of 0.3% over the first quarter of 2015.

Roto-Rooter’s after-tax earnings were positively impacted in 2016 compared to 2015 primarily by a $2.0 million revenue increase in Roto-Rooter’s water restoration line of business, a $2.0 million increase in plumbing revenue and a $1.4 million increase in sewer and drain cleaning revenue.  After-tax earnings as a percent of revenue at Roto-Rooter in 2016 were 11.5% as compared to 11.2% in 2015.

CHEMED CORPORATION AND SUBSIDIARY COMPANIES
CONSOLIDATING STATEMENT OF INCOME
FOR THE THREE MONTHS ENDED MARCH 31, 2016
(in thousands)(unaudited)

				Chemed
	VITAS	Roto-Rooter	Corporate	Consolidated
2016 (a)
Service revenues and sales	$277,528	$112,861	$-	$390,389
Cost of services provided and goods sold	219,266	59,169	-	278,435
Selling, general and administrative expenses	24,783	29,807	4,455	59,045
Depreciation	4,781	3,501	142	8,424
Amortization	14	78	-	92
Total costs and expenses	248,844	92,555	4,597	345,996
Income/(loss) from operations	28,684	20,306	(4,597)	44,393
Interest expense	(59)	(93)	(690)	(842)
Intercompany interest income/(expense)	2,103	948	(3,051)	-
Other income/(expense)—net	41	23	(2,988)	(2,924)
Income/(expense) before income taxes	30,769	21,184	(11,326)	40,627
Income taxes	(11,682)	(8,164)	4,059	(15,787)
Net income/(loss)	$19,087	$13,020	$(7,267)	$24,840

(a) The following amounts are included in net income (in thousands):
				Chemed
	VITAS	Roto-Rooter	Corporate	Consolidated
Pretax benefit/(cost):
Stock option expense	$-	$-	$(2,563)	$(2,563)
Long-term incentive compensation	-	-	241	241
Expenses related to securities litigation	-	-	(3)	(3)
Expenses related to OIG investigation	(2,336)	-	-	(2,336)
Total	$(2,336)	$-	$(2,325)	$(4,661)

				Chemed
	VITAS	Roto-Rooter	Corporate	Consolidated
After-tax benefit/(cost):
Stock option expense	$-	$-	$(1,621)	$(1,621)
Long-term incentive compensation	-	-	152	152
Expenses related to securities litigation	-	-	(2)	(2)
Expenses related to OIG investigation	(1,443)	-	-	(1,443)
Total	$(1,443)	$-	$(1,471)	$(2,914)

CHEMED CORPORATION AND SUBSIDIARY COMPANIES
CONSOLIDATING STATEMENT OF INCOME
FOR THE THREE MONTHS ENDED MARCH 31, 2015
(in thousands)(unaudited)

				Chemed
	VITAS	Roto-Rooter	Corporate	Consolidated
2015 (a)
Service revenues and sales	$269,613	$107,039	$-	$376,652
Cost of services provided and goods sold	212,495	56,390	-	268,885
Selling, general and administrative expenses	22,078	28,802	8,157	59,037
Depreciation	4,785	3,094	153	8,032
Amortization	60	67	-	127
Total costs and expenses	239,418	88,353	8,310	336,081
Income/(loss) from operations	30,195	18,686	(8,310)	40,571
Interest expense	(57)	(96)	(816)	(969)
Intercompany interest income/(expense)	1,726	838	(2,564)	-
Other income/(expense)—net	(433)	46	950	563
Income/(expense) before income taxes	31,431	19,474	(10,740)	40,165
Income taxes	(12,116)	(7,466)	3,954	(15,628)
Net income/(loss)	$19,315	$12,008	$(6,786)	$24,537

(a) The following amounts are included in net income (in thousands):
				Chemed
	VITAS	Roto-Rooter	Corporate	Consolidated
Pretax benefit/(cost):
Stock option expense	$-	$-	$(1,444)	$(1,444)
Long-term incentive compensation	-	-	(934)	(934)
Expenses related to litigation settlements	-	(5)	-	(5)
Expenses related to OIG investigation	(1,274)	-	-	(1,274)
Total	$(1,274)	$(5)	$(2,378)	$(3,657)

				Chemed
	VITAS	Roto-Rooter	Corporate	Consolidated
After-tax benefit/(cost):
Stock option expense	$-	$-	$(910)	$(910)
Long-term incentive compensation	-	-	(591)	(591)
Expenses related to litigation settlements	-	(3)	-	(3)
Expenses related to OIG investigation	(790)	-	-	(790)
Total	$(790)	$(3)	$(1,501)	$(2,294)

Unaudited Consolidating Summary and Reconciliation of Adjusted EBITDA

Chemed Corporation and Subsidiary Companies
(in thousands)				Chemed
For the three months ended March 31, 2016	VITAS	Roto-Rooter	Corporate	Consolidated

Net income/(loss)	$19,087	$13,020	$(7,267)	$24,840
Add/(deduct):
Interest expense	59	93	690	842
Income taxes	11,682	8,164	(4,059)	15,787
Depreciation	4,781	3,501	142	8,424
Amortization	14	78	-	92
EBITDA	35,623	24,856	(10,494)	49,985
Add/(deduct):
Intercompany interest expense/(income)	(2,103)	(948)	3,051	-
Interest income	(79)	(17)	(1)	(97)
Expenses related to OIG investigation	2,336	-	-	2,336
Amortization of stock awards	131	81	327	539
Expenses related to securities litigation	-	-	3	3
Advertising cost adjustment	-	(608)	-	(608)
Stock option expense	-	-	2,563	2,563
Long-term incentive compensation	-	-	(241)	(241)
Adjusted EBITDA	$35,908	$23,364	$(4,792)	$54,480

				Chemed
For the three months ended March 31, 2015	VITAS	Roto-Rooter	Corporate	Consolidated

Net income/(loss)	$19,315	$12,008	$(6,786)	$24,537
Add/(deduct):
Interest expense	57	96	816	969
Income taxes	12,116	7,466	(3,954)	15,628
Depreciation	4,785	3,094	153	8,032
Amortization	60	67	-	127
EBITDA	36,333	22,731	(9,771)	49,293
Add/(deduct):
Intercompany interest expense/(income)	(1,726)	(838)	2,564	-
Interest income	(34)	(10)	-	(44)
Expenses related to OIG investigation	1,274	-	-	1,274
Amortization of stock awards	107	41	301	449
Advertising cost adjustment	-	(506)	-	(506)
Expenses related to litigation settlements	-	5	-	5
Long-term incentive compensation	-	-	934	934
Stock option expense	-	-	1,444	1,444
Adjusted EBITDA	$35,954	$21,423	$(4,528)	$52,849

RECONCILIATION OF ADJUSTED NET INCOME
(in thousands, except per share data)(unaudited)

	Three Months Ended March 31,
	2016	2015
Net income as reported	$24,840	$24,537

Add/(deduct) after-tax cost of:
Stock option expense	1,621	910
Expenses of OIG investigation	1,443	790
Long-term incentive compensation	(152)	591
Expenses related to securities settlements	2	-
Expenses related to litigation settlements	-	3
Adjusted net income	$27,754	$26,831

Diluted Earnings Per Share As Reported
Net income	$1.45	$1.40
Average number of shares outstanding	17,170	17,466

Adjusted Diluted Earnings Per Share
Adjusted net income	$1.62	$1.54
Adjusted average number of shares outstanding	17,170	17,466

CHEMED CORPORATION AND SUBSIDIARY COMPANIES
OPERATING STATISTICS FOR VITAS SEGMENT
(unaudited)

	Three Months Ended March 31,
OPERATING STATISTICS	2016	2015
Net revenue ($000)
Homecare	$214,850	$204,541
Inpatient	25,517	26,716
Continuous care	37,161	38,191
Total before Medicare cap allowance	$277,528	$269,448
Medicare cap allowance	-	165
Total	$277,528	$269,613
Net revenue as a percent of total before Medicare cap allowances
Homecare	77.4%	75.9%
Inpatient	9.2	9.9
Continuous care	13.4	14.2
Total before Medicare cap allowance	100.0	100.0
Medicare cap allowance	-	0.1
Total	100.0%	100.1%
Average daily census (days)
Homecare	11,681	10,877
Nursing home	2,991	2,920
Routine homecare	14,672	13,797
Inpatient	421	440
Continuous care	560	587
Total	15,653	14,824
Total Admissions	16,868	17,268
Total Discharges	16,743	16,990
Average length of stay (days)	83.7	79.0
Median length of stay (days)	15.0	13.0
ADC by major diagnosis
Cerebro	22.1%	23.7%
Neurological	31.2	28.0
Cancer	15.3	16.9
Cardio	17.3	17.8
Respiratory	7.9	7.8
Other	6.2	5.8
Total	100.0%	100.0%
Admissions by major diagnosis
Cerebro	11.3	12.9%
Neurological	20.9	18.6
Cancer	30.5	30.6
Cardio	15.5	15.8
Respiratory	10.9	10.8
Other	10.9	11.3
Total	100.0%	100.0%
Direct patient care margins
Routine homecare	52.1%	52.7%
Inpatient	5.7	8.4
Continuous care	15.1	15.9
Homecare margin drivers (dollars per patient day)
Labor costs	$56.72	$57.21
Drug costs	5.93	6.50
Home medical equipment	6.68	6.41
Medical supplies	2.85	2.92
Inpatient margin drivers (dollars per patient day)
Labor costs	$338.73	$339.37
Continuous care margin drivers (dollars per patient day)
Labor costs	$599.38	$587.63
Bad debt expense as a percent of revenues	1.3%	1.0%
Accounts receivable -- Days of revenue outstanding- excluding unapplied Medicare payments	38.3	41.3
Accounts receivable -- Days of revenue outstanding- including unapplied Medicare payments	36.8	39.1

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

Item 3.     Quantitative and Qualitative Disclosures about Market Risk
The Company’s primary market risk exposure relates to interest rate risk exposure through its variable interest line of credit.  At March 31, 2016, the Company had $144.9 million of variable rate debt outstanding.  For each $10 million dollars borrowed under the credit facility, an increase or decrease of 100 basis points (1% point), increases or decreases the Company’s annual interest expense by $100,000.

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

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

Item 2(c). Purchases of Equity Securities by Issuer and Affiliated Purchasers

The following table shows the activity related to our share repurchase program for the first three months of 2016:

	Total Number	Weighted	Cumulative Shares	Dollar Amount
	of Shares	Price Paid Per	Repurchased Under	Remaining Under
	Repurchased	Share	the Program	The Program

February 2011 Program
January 1 through January 31, 2016	-	$-	6,535,584	$52,485,644
February 1 through February 29, 2016	153,997	129.22	6,689,581	32,585,505
March 1 through March 31, 2016	246,003	132.35	6,935,584	$100,025,990

First Quarter Total	400,000	$131.15

On March 14, 2016 our Board of Directors authorized an additional $100 million under the February 2011 Repurchase Program.

Item 3.     Defaults Upon Senior Securities

None

Item 4.     Mine Safety Disclosures

None

Item 5.     Other Information

Stockholder Proposals for the 2017 Annual Meeting of the Stockholders

 Any stockholder proposals for the 2017 Annual Meeting of Stockholders must be in writing and received by the Secretary of the Company by December 9, 2016 to be eligible for inclusion in the Company’s proxy statement and accompanying proxy for such meeting, unless the date of the 2017 Annual Meeting of Stockholders is changed by more than 30 days from May 16, 2017, in which case such proposal must be received a reasonable time before the Company begins to print and send its proxy materials for such meeting. If a stockholder intends to bring a matter before the 2017 Annual Meeting of Stockholders other than by submitting a proposal for inclusion in the Company’s proxy materials for such meeting he or she must provide notice of the proposal to the Company’s secretary at our principal executive offices no earlier than January 16, 2017, and not later than February 15, 2017, for such notice to be considered timely. If the date of the 2017 meeting is advanced by more than 30 days, or delayed by more than 90 days from May 16, 2017, such proposal must be received not earlier than the close of business on the 120th day prior to such Annual Meeting and not later than the close of business on the later of the 90th day prior to such meeting, or, if the first public announcement of such meeting is less than 100 days prior to it, the 10th day following the day the Company made such public announcement.

If a stockholder intends to propose a “proxy access” nominee pursuant to Section 1.11 of the Company’s By-Laws, he or she must provide notice of the proposal to the Company’s secretary at the Company’s principal executive offices no earlier than December 17, 2016, and not later than January 16, 2017, for such notice to be considered timely. The proxy access provisions of the Company’s By-Laws permit an eligible stockholder (or a group of no more than 20 eligible stockholders) owning 3% or more of the Company’s capital stock continuously for at least three years to nominate director candidates representing up to two or 20% of the Board (whichever is greater), and, upon the eligible stockholder’s satisfaction of certain conditions as outlined in the Company’s By-Laws, require the Company to include such nominees in the Company’s proxy statement and proxy card for the annual meeting of stockholders. These proxy access provisions were adopted by the Board of Directors in February 2016.

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

Chemed Corporation
(Registrant)

Dated:	May 2, 2016	By:	/s/ Kevin J. McNamara
Kevin J. McNamara
(President and Chief Executive Officer)

Dated:	May 2, 2016	By:	/s/ David P. Williams
David P. Williams
(Executive Vice President and Chief Financial Officer)

Dated:	May 2, 2016	By:	/s/ Arthur V. Tucker, Jr.
Arthur V. Tucker, Jr.
(Vice President and Controller)