Form 10-Q
period 2016-06-30
CHEMED CORP
filed 2016-07-29
CIK 19584

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)

☒    Quarterly Report Under Section 13 or 15 (d) of the Securities Exchange Act of 1934 For the Quarterly Period Ended June 30, 2016

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
Large accelerated filer	☒	Accelerated filer	☐	Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes	☐	No	☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Amount	Date

Capital Stock $1 Par Value	16,190,702 Shares	June 30, 2016

CHEMED CORPORATION AND
SUBSIDIARY COMPANIES

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
CHEMED CORPORATION AND SUBSIDIARY COMPANIES
UNAUDITED CONSOLIDATED BALANCE SHEET
(in thousands, except share and per share data)

	June 30, 2016	December 31, 2015
ASSETS
Current assets
Cash and cash equivalents	$17,474	$14,727
Accounts receivable less allowances of $14,769 (2015 - $13,244)	98,952	106,262
Inventories	6,120	6,314
Prepaid income taxes	8,964	10,653
Prepaid expenses	15,457	12,852
Total current assets	146,967	150,808
Investments of deferred compensation plans	53,127	49,481
Properties and equipment, at cost, less accumulated depreciation of $205,323 (2015 - $201,094)	118,502	117,370
Identifiable intangible assets less accumulated amortization of $33,051 (2015 - $32,866)	54,928	55,111
Goodwill	472,471	472,322
Other assets	6,960	7,233
Total Assets	$852,955	$852,325

LIABILITIES
Current liabilities
Accounts payable	$41,962	$43,695
Current portion of long-term debt	7,500	7,500
Accrued insurance	44,704	43,972
Accrued compensation	51,289	52,817
Accrued legal	1,729	1,233
Other current liabilities	20,267	22,119
Total current liabilities	167,451	171,336
Deferred income taxes	16,832	21,041
Long-term debt	140,000	83,750
Deferred compensation liabilities	52,452	49,467
Other liabilities	14,638	13,478
Total Liabilities	391,373	339,072
Commitments and contingencies
STOCKHOLDERS' EQUITY
Capital stock - authorized 80,000,000 shares $1 par; issued 34,104,899 shares (2015 - 33,985,316 shares)	34,105	33,985
Paid-in capital	617,793	603,006
Retained earnings	907,531	865,845
Treasury stock - 18,014,005 shares (2015 - 17,187,540)	(1,100,314)	(991,978)
Deferred compensation payable in Company stock	2,467	2,395
Total Stockholders' Equity	461,582	513,253
Total Liabilities and Stockholders' Equity	$852,955	$852,325

See accompanying notes to unaudited consolidated financial statements.

CHEMED CORPORATION AND SUBSIDIARY COMPANIES
UNAUDITED CONSOLIDATED STATEMENT OF INCOME
(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Service revenues and sales	$390,409	$381,921	$780,798	$758,573
Cost of services provided and goods sold (excluding depreciation)	276,255	270,663	554,690	539,548
Selling, general and administrative expenses	62,628	58,442	121,673	117,479
Depreciation	8,581	8,082	17,005	16,114
Amortization	91	134	183	261
Other operating expenses	4,491	-	4,491	-
Total costs and expenses	352,046	337,321	698,042	673,402
Income from operations	38,363	44,600	82,756	85,171
Interest expense	(971)	(969)	(1,813)	(1,938)
Other income/(expense) - net	3,217	536	293	1,099
Income before income taxes	40,609	44,167	81,236	84,332
Income taxes	(15,724)	(17,192)	(31,511)	(32,820)
Net income	$24,885	$26,975	$49,725	$51,512

Earnings Per Share
Net income	$1.51	$1.60	$3.00	$3.05
Average number of shares outstanding	16,443	16,880	16,583	16,872

Diluted Earnings Per Share
Net income	$1.48	$1.55	$2.93	$2.96
Average number of shares outstanding	16,831	17,419	16,999	17,419

Cash Dividends Per Share	$0.24	$0.22	$0.48	$0.44

See accompanying notes to unaudited consolidated financial statements.

CHEMED CORPORATION AND SUBSIDIARY COMPANIES
UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOWS
(in thousands)

	Six Months Ended June 30,
	2016	2015
Cash Flows from Operating Activities
Net income	$49,725	$51,512
Adjustments to reconcile net income to net cash provided
by operating activities:
Depreciation and amortization	17,188	16,375
Provision for uncollectible accounts receivable	8,124	7,734
Stock option expense	4,840	2,787
Benefit for deferred income taxes	(4,244)	(2,783)
Noncash early retirement expense	1,747	-
Amortization of restricted stock awards	974	897
Noncash directors' compensation	541	540
Noncash long-term incentive compensation	196	2,391
Amortization of debt issuance costs	260	262
Changes in operating assets and liabilities:
Increase in accounts receivable	(839)	(2,182)
Decrease/(increase) in inventories	194	(78)
Increase in prepaid expenses	(2,605)	(507)
Decrease in accounts payable and other current liabilities	(4,879)	(1,854)
Increase/(decrease) in income taxes	3,109	(2,384)
Increase in other assets	(3,636)	(2,229)
Increase in other liabilities	4,145	2,966
Excess tax benefit on share-based compensation	(1,383)	(3,998)
Other sources/(uses)	(9)	189
Net cash provided by operating activities	73,448	69,638
Cash Flows from Investing Activities
Capital expenditures	(19,983)	(18,846)
Business combinations, net of cash acquired	-	(6,614)
Other sources	214	395
Net cash used by investing activities	(19,769)	(25,065)
Cash Flows from Financing Activities
Purchases of treasury stock	(94,337)	(29,762)
Proceeds from long-term debt	92,400	103,200
Payments on revolving line of credit	(32,400)	(88,200)
Dividends paid	(8,039)	(7,459)
Decrease in cash overdrafts payable	(5,440)	(6,791)
Capital stock surrendered to pay taxes on stock-based compensation	(5,163)	(5,876)
Payments on other long-term debt	(3,750)	(2,500)
Proceeds from exercise of stock options	3,533	8,044
Excess tax benefit on share-based compensation	1,383	3,998
Other sources/(uses)	881	(654)
Net cash used by financing activities	(50,932)	(26,000)
Increase in Cash and Cash Equivalents	2,747	18,573
Cash and cash equivalents at beginning of year	14,727	14,132
Cash and cash equivalents at end of period	$17,474	$32,705

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
During the three and six months ended June 30, 2016, we classified $435,000 and $974,000 respectively of non-cash restricted stock award amortization in selling, general and administrative expenses.  We also recorded a classification adjustment of $448,000 and $897,000 to decrease amortization and increase selling, general and administrative expenses in our Consolidated Statement of Income for the three and six months ended June 30, 2015 respectively related to non-cash restricted stock award amortization.  This classification adjustment does not impact income from operations, income before income taxes, net income, earnings per share, net cash provided by operating activities or our Consolidated Balance Sheet.  We believe the impact of the classification adjustments are immaterial to our consolidated financial statements for the current and prior periods.

2.     Revenue Recognition

Both the VITAS segment and the Roto-Rooter segment recognize service revenues and sales when the earnings process has been completed.  Generally, this occurs when services are provided or products are shipped.  VITAS recognizes revenue at the estimated realizable amount due from third-party payers.  Medicare payments are subject to certain limitations, as described below.

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

During the three and six months ended June 30, 2016, no Medicare cap liability was recorded.

During the first six months ended June 30, 2015, we recorded $165,000 Medicare cap reversal of amounts recorded in the fourth quarter of 2014 for one program’s projected 2015 measurement period liability.  The fourth quarter of 2014 was part of the 2015 Medicare cap year.

In 2013, the U.S. government implemented automatic budget reductions of 2.0% for all government payees, including hospice benefits paid under the Medicare program.  In 2015, CMS determined that the Medicare cap should be calculated “as if” sequestration did not occur.  As a result of this decision, VITAS has received notification from our third party intermediary that an additional $1.9 million is owed for Medicare cap in two programs arising during the 2013 and 2014 measurement periods.  The amounts are automatically deducted from our semi-monthly PIP payments.  We do not believe that CMS is authorized under the sequestration authority or the statutory methodology for establishing the Medicare cap to demand the $1.9 million under their “as if” methodology.  We have not recorded a reserve as of June 30, 2016 for the $1.9 million potential exposure.  We have appealed CMS’s methodology change with the appropriate regulatory appeal board.

Shown below is the Medicare cap liability activity for the fiscal periods ended (in thousands):

	June 30,
	2016	2015
Beginning balance January 1,	$1,165	$6,112
2015 measurement period	-	(165)
Payments	(618)	(4,782)
Ending balance June 30,	$547	$1,165

Vitas provides charity care, in certain circumstances, to patients without charge when management of the hospice program determines, at the time services are performed, that the patient cannot afford payment.  There is no revenue or associated accounts receivable in the accompanying consolidated financial statements related to charity care.  The cost of charity care is calculated by taking the ratio of charity care days to total days of care and multiplying by total cost of care.  The cost of charity care is as follows (in thousands):

Three months ended June 30,		Six months ended June 30,
2016	2015	2016	2015
$1,715	$1,885	$3,521	$3,859

3.   Segments

Service revenues and sales and after-tax earnings by business segment are as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Service Revenues and Sales
VITAS	$278,739	$276,460	$556,266	$546,073
Roto-Rooter	111,670	105,461	224,532	212,500
Total	$390,409	$381,921	$780,798	$758,573

After-tax Earnings
VITAS	$18,550	$21,800	$37,637	$41,116
Roto-Rooter	13,341	12,153	26,359	24,161
Total	31,891	33,953	63,996	65,277
Corporate	(7,006)	(6,978)	(14,271)	(13,765)
Net income	$24,885	$26,975	$49,725	$51,512

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

4.     Earnings per Share

Earnings per share (“EPS”) are computed using the weighted average number of shares of capital stock outstanding.  Earnings and diluted earnings per share are computed as follows (in thousands, except per share data):

	Net Income
For the Three Months Ended June 30,	Income	Shares	Earnings per Share
2016
Earnings	$24,885	16,443	$1.51
Dilutive stock options	-	289
Nonvested stock awards	-	99
Diluted earnings	$24,885	16,831	$1.48

2015
Earnings	$26,975	16,880	$1.60
Dilutive stock options	-	390
Nonvested stock awards	-	149
Diluted earnings	$26,975	17,419	$1.55

	Net Income
For the Six Months Ended June 30,	Income	Shares	Earnings per Share
2016
Earnings	$49,725	16,583	$3.00
Dilutive stock options	-	297
Nonvested stock awards	-	119
Diluted earnings	$49,725	16,999	$2.93

2015
Earnings	$51,512	16,872	$3.05
Dilutive stock options	-	395
Nonvested stock awards	-	152
Diluted earnings	$51,512	17,419	$2.96

For the three and six-month periods ended June 30, 2016 and 2015, 418,000 and 411,000, respectively, stock options were excluded from the computation of diluted earnings per share because they would have been anti-dilutive.

5.     Long-Term Debt

On June 30, 2014, we replaced our existing credit agreement with the Third Amended and Restated Credit Agreement (“2014 Credit Agreement”).  Terms of the 2014 Credit Agreement consist of a five-year, $350 million revolving credit facility and a $100 million term loan.  The 2014 Credit Agreement has a floating interest rate that is currently LIBOR plus 113 basis points.

The debt outstanding as of June 30, 2016 consists of the following:

Revolver	$60,000
Term loan	87,500
Total	147,500
Current portion of long-term debt	(7,500)
Long-term debt	$140,000

Scheduled principal payments of the term loan are as follows:

2016	$3,750
2017	8,750
2018	10,000
2019	65,000
$87,500

The 2014 Credit Agreement contains the following quarterly financial covenants:

Description	Requirement

Leverage Ratio (Consolidated Indebtedness/Consolidated Adj. EBITDA)	< 3.50 to 1.00

Fixed Charge Coverage Ratio (Consolidated Free Cash Flow/Consolidated Fixed Charges)	> 1.50 to 1.00

Annual Operating Lease Commitment	< $50.0 million

We are in compliance with all debt covenants as of June 30, 2016. We have issued $37.4 million in standby letters of credit as of June 30, 2016 mainly for insurance purposes.  Issued letters of credit reduce our available credit under the 2014 Credit Agreement.  As of June 30, 2016, we have approximately $252.6 million of unused lines of credit available and eligible to be drawn down under our revolving credit facility.

6.     Other Income/(Expense) – Net

Other income/(expense) -- net comprises the following (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Market value adjustment on assets held in
deferred compensation trust	$3,188	$498	$201	$1,448
Loss on disposal of property and equipment	(57)	(63)	(90)	(15)
Interest income - net	85	86	182	130
Other - net	1	15	-	(464)
Total other income/(expense) - net	$3,217	$536	$293	$1,099

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

On February 19, 2016, the CIC also granted 9,541 PSUs contingent upon the achievement of certain earnings per share (“EPS”) targets for the three-year period ending December 31, 2018.  At the end of each reporting period, the Company estimates the number of shares that it believes will ultimately be earned and records that expense over the service period of the award.  We currently estimate the cumulative compensation cost of the EPS-based PSUs to be recorded over the three year service period is $557,000.

8.     Independent Contractor Operations

The Roto-Rooter segment sublicenses with 69 independent contractors to operate certain plumbing repair and drain cleaning businesses in lesser-populated areas of the United States and Canada.  We had notes receivable from our independent contractors as of June 30, 2016 totaling $1.6 million (December 31, 2015 - $1.8 million).  In most cases these loans are fully or partially secured by equipment owned by the contractor.  The interest rates on the loans range from 0% to 7% per annum and the remaining terms of the loans range from 2.5 months to 5.4 years at June 30, 2016.  We recorded the following from our independent contractors (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Revenues	$9,770	$9,527	$19,629	$18,991
Pretax profits	6,024	5,661	12,180	11,218

9.   Retirement Plans

All of the Company’s plans that provide retirement and similar benefits are defined contribution plans.  These expenses include the impact of market gains and losses on assets held in deferred compensation plans.  Expenses for the Company’s pension and profit-sharing plans, excess benefit plans and other similar plans are as follows (in thousands):

Three months ended June 30,		Six months ended June 30,
2016	2015	2016	2015
$5,861	$2,991	$6,387	$7,178

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

For additional procedural history of this litigation, please refer to our prior quarterly and annual filings. The net costs incurred related to U.S. v. Vitas and related regulatory matters were $1.2 million and $1.4 million for the quarters ended June 30, 2016 and 2015, respectively.  For the six months ended June 30, 2016 and 2015, the net costs were $3.5 million and $2.7 million respectively.

In November 2013, two shareholder derivative lawsuits were filed against the Company’s current and former directors, as well as certain of its officers, both of which are covered by the Company’s commercial insurance.  On November 6, 2013, KBC Asset Management NV filed suit in the United States District Court for the District of Delaware, KBC Asset Management NV, derivatively on behalf of Chemed Corp. v. McNamara, et al., No. 13 Civ. 1854 (LPS) (D. Del.).  On November 14, 2013, Mildred A. North filed suit in the United States District Court for the Southern District of Ohio, North, derivatively on behalf of Chemed Corp. v. Kevin McNamara, et al., No. 13 Civ. 833 (MRB) (S.D. Ohio).  Those proceedings were subsequently consolidated in the District of Delaware under the caption In re Chemed Corp. Shareholder and Derivative Litigation, No. 13 Civ. 1854 (LPS) (CJB) (D. Del.), by Order of the United States District Court for the District of Delaware dated February 2, 2015.  Also on February 2, 2015, the Court appointed Plaintiff KBC the sole lead plaintiff and its counsel, the sole lead and liaison counsel.

On March 3, 2015, Lead Plaintiff KBC designated its Complaint as the operative complaint in the consolidated proceedings.  The consolidated Complaint named Kevin McNamara, Joel Gemunder, Patrick Grace, Thomas Hutton, Walter Krebs, Andrea Lindell, Thomas Rice, Donald Saunders, Arthur Tucker, Jr., George Walsh III, Frank Wood, Timothy O’Toole, David Williams and Ernest Mrozek as individual defendants, together with the Company as nominal defendant.  The Complaint alleges a claim for breach of fiduciary duty against the individual defendants, and seeks (a) a declaration that the individual defendants breached their fiduciary duties to the Company; (b) an order requiring those defendants to pay compensatory damages, restitution and exemplary damages, in unspecified amounts, to the Company; (c) an order directing the Company to implement new policies and procedures; and (d) costs and disbursements incurred in bringing the action, including attorneys’ fees.  Also on March 3, 2015, defendants renewed their previously-filed motion to dismiss those claims and allegations, which motion the court referred to Magistrate Judge Burke.

On December 23, 2015, Magistrate Judge Burke issued a Report and Recommendation recommending that (1) defendants’ motion to dismiss be granted; (2) plaintiff be given 14 days from the date of affirmance by the district court to file an amended complaint addressing deficiencies with regard to their duty of loyalty claim; and (3) failure to do so should give rise to dismissal with prejudice.  On January 11, 2016, Lead Plaintiff KBC filed Objections to the Report and Recommendation.  Defendants’ responses to those Objections were filed on January 28, 2016.   On May 12, 2016, the court issued a Memorandum Order (1) overruling Lead Plaintiff KBC’s Objections to the Report and Recommendation; (2) adopting the Report and Recommendation; (3) granting Chemed’s motion to dismiss; and (4) dismissing Lead Plaintiff KBC’s Complaint, without prejudice to KBC’s opportunity to file within 30 days of the date of the court’s Order an amended Complaint addressing the deficiencies in its duty of loyalty claim.  Lead Plaintiff KBC did not file an amended Complaint within the time specified by the court—i.e., on or before June 13, 2016.

However, on that date (June 13, 2016), counsel for Chemed shareholder Michael Kvint filed a letter with the court requesting a two-week extension (1) to file a motion to substitute Mr. Kvint as Lead Plaintiff, in place of Lead Plaintiff KBC; and (2) in that capacity, to file an amended Complaint.  Alternatively, counsel for Mr. Kvint requested that any dismissal of the action be with prejudice to KBC only.  On June 14, 2016, Chemed filed a reply letter with the court, reserving its rights to oppose any motion filed by Mr. Kvint and, if warranted, to oppose any other actions taken by Mr. Kvint to proceed with the action (including by filing an untimely amended Complaint).  On July 21, 2016, the court entered an Oral Order providing Mr. Kvint until June 30, 2016 to file a Motion to Substitute and Motion for Leave to File an Amended Complaint.  On that date, Mr. Kvint filed, under seal, a Motion To Substitute Plaintiff and File Amended Complaint, and attached a Proposed Amended Complaint.  Chemed’s deadline for responding to that motion is July 18, 2016.

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

11.  Concentration of Risk

During the quarter VITAS had pharmacy services agreements with one service provider to provide specified pharmacy services for VITAS and its hospice patients.  VITAS made purchases from this provider of $8.5 million and $9.5 million for the three months ended June 30, 2016 and 2015, respectively.  VITAS made purchases from two providers of $17.4 million and $18.7 million for the six-month periods ending June 30, 2016 and 2015, respectively. Purchases from these providers exceed 90% of all pharmacy services used by VITAS.

12.  Cash Overdrafts and Cash Equivalents

Included in accounts payable at June 30, 2016 is cash overdrafts payable of $3.9 million (December 31, 2015 - $9.3 million).

From time to time throughout the year, we invest excess cash in money market funds with major commercial banks. We closely monitor the creditworthiness of the institutions with which we invest our overnight funds.  We had $82,000 in cash equivalents as of June 30, 2016.  There was $76,000 in cash equivalents as of December 31, 2015.  The weighted average rate of return for our cash equivalents was 0.41% at June 30, 2016 and 0.20% at December 31, 2015.

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

The following shows the carrying value, fair value and the hierarchy for our financial instruments as of June 30, 2016 (in thousands):

		Fair Value Measure
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Mutual fund investments of deferred
compensation plans held in trust	$53,127	$53,127	$-	$-
Long-term debt	147,500	-	147,500	-

The following shows the carrying value, fair value and the hierarchy for our financial instruments as of December 31, 2015 (in thousands):

		Fair Value Measure
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Mutual fund investments of deferred
compensation plans held in trust	$49,481	$49,481	$-	$-
Long-term debt	91,250	-	91,250	-

For the mutual fund investments carrying value is fair value.  All outstanding long-term debt is at a floating interest rate tied to LIBOR. Therefore, the carrying amount is a reasonable estimation of fair value.

14.   Capital Stock Repurchase Plan Transactions

We repurchased the following capital stock for the three and six months ended June 30, 2016 and 2015:

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015

Total cost of repurchased shares (in thousands):	$49,853	$29,762	$102,313	$29,762
Shares repurchased	380,134	250,000	780,134	250,000
Weighted average price per share	$131.15	$119.05	$131.15	$119.05

In March 2016, the Board of Directors authorized an additional $100.0 million for stock repurchase under Chemed’s existing share repurchase program. We currently have $50.2 million of authorization remaining under this share repurchase plan.

Of the $49.9 million and $102.3 million in repurchases made during the three and six months ended June 30, 2016 respectively, $8.0 million was paid for in July 2016.  Amounts repurchased but settled subsequent to the end of the periods are considered non-cash financing activities and excluded from the Consolidated Statement of Cash Flows.

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

16.   Goodwill

Shown below is movement in Goodwill (in thousands):

	Vitas	Roto-Rooter	Total
Balance at December 31, 2014	$328,301	$138,421	$466,722
Business combinations	-	5,944	5,944
Foreign currency adjustments	-	(344)	(344)
Balance at December 31, 2015	$328,301	$144,021	$472,322
Foreign currency adjustments	-	149	149
Balance at June 30, 2016	$328,301	$144,170	$472,471

17.   Other Operating Expenses

During the three and six-months ended June 30, 2016, the Company recorded early retirement related costs and accelerated stock-based compensation expense of approximately $4.5 million pretax and $2.8 million after-tax related to the early retirement of VITAS’ former Chief Executive Officer.  The accrual was calculated in accordance with the terms of his employment agreement.

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

The following is a summary of the key operating results (in thousands except per share amounts):

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Service revenues and sales	$390,409	$381,921	$780,798	$758,573
Net income	$24,885	$26,975	$49,725	$51,512
Diluted EPS	$1.48	$1.55	$2.93	$2.96
Adjusted net income	$30,228	$29,716	$57,982	$56,547
Adjusted diluted EPS	$1.80	$1.71	$3.41	$3.25
Adjusted EBITDA	$58,523	$57,689	$113,003	$110,538
Adjusted EBITDA as a % of revenue	15.0%	15.1%	14.5%	14.6%

Adjusted net income, adjusted diluted EPS, earnings before interest, taxes and depreciation and amortization (“EBITDA”) and Adjusted EBITDA are not measures derived in accordance with GAAP.  We provide non-GAAP measures to help readers evaluate our operating results, compare our operating performance with that of similar companies that have different capital structures and help evaluate our ability to meet future debt service, capital expenditure and working capital requirements.  Our non-GAAP measures should not be considered in isolation or as a substitute for comparable measures presented in accordance with GAAP.  A reconciliation of our non-GAAP measures is presented on pages 27-29.

For the three months ended June 30, 2016, the increase in consolidated service revenues and sales was driven by a 5.9% increase at Roto-Rooter and a 0.8% increase at VITAS.  The increase in service revenues at Roto-Rooter was driven by an increase in all major service lines.  The increase in service revenues at VITAS was primarily a result of Medicare reimbursement rates increasing 0.6%, a 4.4% increase in days of care, offset by acuity mix shift which negatively impacted revenue 1.9% and changes in Medicare hospice reimbursement which negatively impacted revenue 2.0%. Consolidated net income decreased 7.7% mainly due to other operating expenses related to the early retirement of VITAS’ Chief Executive Officer.  Diluted EPS decreased 4.5% as a result of the decrease  in net income offset by a lower number of shares outstanding.  Adjusted EBITDA as a percent of revenue was essentially flat when compared to the prior year quarter.  See page 30 for additional VITAS operating metrics.

For the six months ended June 30, 2016, the increase in consolidated service revenues and sales was driven by a 5.7% increase at Roto-Rooter and a 1.9% increase at VITAS.  The increase in service revenues at Roto-Rooter was driven by an increase in all major service lines.  The increase in service revenues at VITAS was primarily a result of Medicare reimbursement rates increasing 0.6%, a 5.6% increase in days of care, offset by acuity mix shift which negatively impacted revenue 1.9% and changes in Medicare hospice reimbursement which negatively impacted revenue 2.1%. Consolidated net income decreased 3.5% mainly due to other operating expenses related to the early retirement of VITAS’ Chief Executive Officer.  Diluted EPS decreased 1.0% as a result of the decrease in net income offset by a lower number of shares outstanding.  Adjusted EBITDA as a percent of revenue was essentially flat when compared to the prior year quarter.   See page 30 for additional VITAS operating metrics.

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

For the three and six months ended June 30, 2016, VITAS had a 25/75 RHC Days-of-Care ratio and generated approximately $1.0 million in SIA payments.  This resulted in 2.1% less revenue than under the previous Medicare reimbursement methodology.

VITAS expects its full-year 2016 revenue growth, prior to Medicare cap, to be in the range of 1.5% to 3.0%.  Average Daily Census in 2016 is estimated to expand approximately 4.0% to 5.0%.  Adjusted EBITDA margin, prior to Medicare cap, is estimated to be 14.0% to 15.0%.  Medicare cap billing limitations are estimated to be $2.5 million in 2016. Roto-Rooter expects full-year 2016 revenue growth of 4.0% to 5.0%.  The revenue estimate is a based upon increased job pricing of approximately 1.0% and continued growth in water restoration services.  Adjusted EBITDA margin for 2016 is estimated in the range of 20.0% to 21.0%.  We anticipate that our operating income and cash flows will be sufficient to operate our businesses and meet any commitments for the foreseeable future.

Financial Condition
Liquidity and Capital Resources
Material changes in the balance sheet accounts from December 31, 2015 to June 30, 2016 include the following:

•	A $7.3 million decrease in accounts receivable due to timing of Medicare and Medicaid payments.
•	A $3.6 million increase in investments of deferred compensation plans related to participant contrinbutions and market valuation gains.
•	A $1.7 million decrease in accounts payable due to timing of payments.
•	A $4.2 million decrease in deferred income taxes due to a change in various temporary differences including accrued expenses.
•	A $3.0 million increase in deferred compensation liabilities related to market valuation gains.
•	A $56.3 million increase in long-term debt due primarily to borrowings on our revolving line of credit used mainly to purchase treasury shares during the quarter.

Net cash provided by operating activities increased $3.8 million mainly as a result of an increase in income taxes due to the timing of payments.  Management continually evaluates cash utilization alternatives, including share repurchase, debt repurchase, acquisitions and increased dividends to determine the most beneficial use of available capital resources.

We have issued $37.4 million in standby letters of credit as of June 30, 2016, mainly for insurance purposes.  Issued letters of credit reduce our available credit under the revolving credit agreement.  As of June 30, 2016, we have approximately $252.6 million of unused lines of credit available and eligible to be drawn down under our revolving credit facility. Management believes its liquidity and sources of capital are satisfactory for the Company’s needs in the foreseeable future.

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

Commitments and Contingencies
Collectively, the terms of our credit agreements require us to meet various financial covenants, to be tested quarterly.  We are in compliance with all financial and other debt covenants as of June 30, 2016 and anticipate remaining in compliance throughout the foreseeable future.

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

For additional procedural history of this litigation, please refer to our prior quarterly and annual filings. The net costs incurred related to U.S. v. Vitas and related regulatory matters were $1.2 million and $1.4 million for the quarters ended June 30, 2016 and 2015, respectively.  For the six months ended June 30, 2016 and 2015, the net costs were $3.5 million and $2.7 million respectively.

In November 2013, two shareholder derivative lawsuits were filed against the Company’s current and former directors, as well as certain of its officers, both of which are covered by the Company’s commercial insurance.  On November 6, 2013, KBC Asset Management NV filed suit in the United States District Court for the District of Delaware, KBC Asset Management NV, derivatively on behalf of Chemed Corp. v. McNamara, et al., No. 13 Civ. 1854 (LPS) (D. Del.).  On November 14, 2013, Mildred A. North filed suit in the United States District Court for the Southern District of Ohio, North, derivatively on behalf of Chemed Corp. v. Kevin McNamara, et al., No. 13 Civ. 833 (MRB) (S.D. Ohio).  Those proceedings were subsequently consolidated in the District of Delaware under the caption In re Chemed Corp. Shareholder and Derivative Litigation, No. 13 Civ. 1854 (LPS) (CJB) (D. Del.), by Order of the United States District Court for the District of Delaware dated February 2, 2015.  Also on February 2, 2015, the Court appointed Plaintiff KBC the sole lead plaintiff and its counsel, the sole lead and liaison counsel.

On March 3, 2015, Lead Plaintiff KBC designated its Complaint as the operative complaint in the consolidated proceedings.  The consolidated Complaint named Kevin McNamara, Joel Gemunder, Patrick Grace, Thomas Hutton, Walter Krebs, Andrea Lindell, Thomas Rice, Donald Saunders, Arthur Tucker, Jr., George Walsh III, Frank Wood, Timothy O’Toole, David Williams and Ernest Mrozek as individual defendants, together with the Company as nominal defendant.  The Complaint alleges a claim for breach of fiduciary duty against the individual defendants, and seeks (a) a declaration that the individual defendants breached their fiduciary duties to the Company; (b) an order requiring those defendants to pay compensatory damages, restitution and exemplary damages, in unspecified amounts, to the Company; (c) an order directing the Company to implement new policies and procedures; and (d) costs and disbursements incurred in bringing the action, including attorneys’ fees.  Also on March 3, 2015, defendants renewed their previously-filed motion to dismiss those claims and allegations, which motion the court referred to Magistrate Judge Burke.

On December 23, 2015, Magistrate Judge Burke issued a Report and Recommendation recommending that (1) defendants’ motion to dismiss be granted; (2) plaintiff be given 14 days from the date of affirmance by the district court to file an amended complaint addressing deficiencies with regard to their duty of loyalty claim; and (3) failure to do so should give rise to dismissal with prejudice.  On January 11, 2016, Lead Plaintiff KBC filed Objections to the Report and Recommendation.  Defendants’ responses to those Objections were filed on January 28, 2016. On May 12, 2016, the court issued a Memorandum Order (1) overruling Lead Plaintiff KBC’s Objections to the Report and Recommendation; (2) adopting the Report and Recommendation; (3) granting Chemed’s motion to dismiss; and (4) dismissing Lead Plaintiff KBC’s Complaint, without prejudice to KBC’s opportunity to file within 30 days of the date of the court’s Order an amended Complaint addressing the deficiencies in its duty of loyalty claim.  Lead Plaintiff KBC did not file an amended Complaint within the time specified by the court—i.e., on or before June 13, 2016.

However, on that date (June 13, 2016), counsel for Chemed shareholder Michael Kvint filed a letter with the court requesting a two-week extension (1) to file a motion to substitute Mr. Kvint as Lead Plaintiff, in place of Lead Plaintiff KBC; and (2) in that capacity, to file an amended Complaint.  Alternatively, counsel for Mr. Kvint requested that any dismissal of the action be with prejudice to KBC only.  On June 14, 2016, Chemed filed a reply letter with the court, reserving its rights to oppose any motion filed by Mr. Kvint and, if warranted, to oppose any other actions taken by Mr. Kvint to proceed with the action (including by filing an untimely amended Complaint).  On July 21, 2016, the court entered an Oral Order providing Mr. Kvint until June 30, 2016 to file a Motion to Substitute and Motion for Leave to File an Amended Complaint.  On that date, Mr. Kvint filed, under seal, a Motion To Substitute Plaintiff and File Amended Complaint, and attached a Proposed Amended Complaint.  Chemed’s deadline for responding to that motion is July 18, 2016.

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

Results of Operations
Three months ended June 30, 2016 versus 2015 - Consolidated Results
Our service revenues and sales for the second quarter of 2016 increased 2.2% versus services and sales revenues for the second quarter of 2015.  Of this increase, $2.3 million was attributable to VITAS and $6.2 million was attributable to Roto-Rooter.  The following chart shows the components of those changes (in thousands):

	Increase/(Decrease)
	Amount	Percent
VITAS
Routine homecare	$5,906	2.8
Continuous care	(2,618)	(7.0)
General inpatient	(1,009)	(4.0)
Roto-Rooter
Plumbing	2,094	4.5
Drain cleaning	1,076	3.1
Water restoration	2,990	32.7
Contractor operations	243	2.6
Other	(194)	(3.8)
Total	$8,488	2.2

The increase in VITAS’ revenues for the second quarter of 2016 versus the second quarter of 2015 was a primarily a result of Medicare reimbursement rates increasing approximately 0.6%, a 4.4% increase in days of care offset by acuity mix shift which negatively impacted revenue 1.9% and changes in Medicare hospice reimbursement which negatively impacted revenue 2.0%.

Days of care during the quarter ended June 30 were as follows:

	Days of Care		Increase/(Decrease)
	2016	2015	Percent

Routine homecare	1,366,985	1,300,479	5.1
Continuous care	47,775	51,250	(6.8)
General inpatient	36,833	39,006	(5.6)
Total days of care	1,451,593	1,390,735	4.4

Over 90% of VITAS’ service revenues for the period were from Medicare and Medicaid.

The increase in plumbing revenues for the second quarter of 2016 versus 2015 is attributable to a 1.4% decrease in job count and a 5.9% increase in a combination of price and service mix shift.  Drain cleaning revenues for the second quarter of 2016 versus 2015 reflect a 0.4% increase in the number of jobs performed combined with a price and service mix shift of 2.7%.  Water restoration for the second quarter of 2016 versus 2015 increased 32.7% as a result of continued expansion of this service offering into other Roto-Rooter locations.  Contractor operations increased 2.6% and Other Roto-Rooter revenue decreased 3.8%.

The consolidated gross margin was 29.2% in the second quarter of 2016 as compared with 29.1% in the second quarter of 2015.  On a segment basis, VITAS’ gross margin was 21.5% in the second quarter of 2016 as compared with 21.9%, in the second quarter of 2015.  The Roto-Rooter segment’s gross margin was 48.5% for the second quarter of 2016 compared with 48.0% in the second quarter of 2015.

Selling, general and administrative expenses (“SG&A”) comprise (in thousands):

	Three months ended June 30,
	2016	2015
SG&A expenses before market value adjustments of deferred compensation
plans, long-term incentive compensation, and OIG investigation expenses	$57,771	$55,075
Long-term incentive compensation	499	1,457
Expenses related to OIG investigation	1,170	1,412
Impact of market value adjustments related to assets held in deferred
compensation trusts	3,188	498
Total SG&A expenses	$62,628	$58,442

SG&A expenses before long-term incentive compensation, expenses related to OIG investigation and the impact of market gains/(losses) of deferred compensation plans for the second quarter of 2016 were up 4.9% when compared to the second quarter of 2015.  The increase was mainly a result of the increase in variable expenses caused by increased revenue as well as normal salary increases, and higher bad debt expense in our VITAS segment in 2016.

Other income/(expense) - net comprise (in thousands):

	Three months ended June 30,
	2016	2015
Market value adjustment on assets held in
deferred compensation trusts	$3,188	$498
Loss on disposal of property and equipment	(57)	(63)
Interest income - net	85	86
Other	1	15
Total other income/(expense) - net	$3,217	$536

Our effective income tax rate was 38.7% in the second quarter of 2016 when compared to 38.9% during  the second quarter of 2015.

Net income for both periods included the following after-tax items/adjustments that reduced or increased after-tax earnings (in thousands):

	Three months ended June 30,
	2016	2015
VITAS
Expenses related to OIG investigation	$(722)	$(868)
Early retirement expenses	(2,840)	-
Roto-Rooter
Expenses related to litigation settlements	(27)	-
Acquisition expenses	-	(80)
Corporate
Stock option expense	(1,440)	(849)
Long-term incentive compensation	(316)	(921)
Expenses related to securities litigation	2	(23)
Total	$(5,343)	$(2,741)

Three months ended June 30, 2016 versus 2015 - Segment Results

The change in after-tax earnings for the second quarter of 2016 versus the second quarter of 2015 is due to (in thousands):

	Increase/(Decrease)
	Amount	Percent
VITAS	$(3,250)	(14.9)
Roto-Rooter	1,188	9.8
Corporate	(28)	(0.4)
	$(2,090)	(7.7)

VITAS’ after-tax earnings were negatively impacted in 2016 compared to 2015 by $2.8 million in early retirement expenses, and a $290,000 increase in SG&A expenses.  After-tax earnings as a percent of revenue in the second quarter of 2016 were 6.7%, a decrease of 1.2% over the second quarter of 2015.

Roto-Rooter’s after-tax earnings were positively impacted in 2016 compared to 2015 primarily by a $3.0 million revenue increase in Roto-Rooter’s water restoration line of business, a $2.1 million increase in plumbing revenue and a $1.1 million increase in sewer and drain cleaning revenue.  After-tax earnings as a percent of revenue at Roto-Rooter in 2016 were 11.9% as compared to 11.5% in 2015.

Results of Operations
Six months ended June 30, 2016 versus 2015 - Consolidated Results
Our service revenues and sales for the first six months of 2016 increased 2.9% versus services and sales revenues for the first six months of 2015.  Of this increase, $10.2 million was attributable to VITAS and $12.0 million was attributable to Roto-Rooter.  The following chart shows the components of those changes (in thousands):

	Increase/(Decrease)
	Amount	Percent
VITAS
Routine homecare	$16,214	3.9
Continuous care	(3,648)	(4.8)
General inpatient	(2,208)	(4.2)
Medicare cap	(165)	(100.0)
Roto-Rooter
Plumbing	4,081	4.4
Drain cleaning	2,433	3.5
Water restoration	4,997	25.5
Contractor operations	638	3.4
Other	(117)	(1.1)
Total	$22,225	2.9

The increase in VITAS’ revenues for the first six months of 2016 versus the first six months of 2015 was a primarily a result of Medicare reimbursement rates increasing approximately 0.6%, a 5.6% increase in days of care offset by acuity mix shift which negatively impacted revenue 1.9% and changes in Medicare hospice reimbursement which negatively impacted revenue 2.1%.

Days of care during the first six months ended June 30 were as follows:

	Days of Care		Increase/(Decrease)
	2016	2015	Percent

Routine homecare	2,702,152	2,542,212	6.3
Continuous care	98,745	104,090	(5.1)
General inpatient	75,082	78,579	(4.5)
Total days of care	2,875,979	2,724,881	5.5

Over 90% of VITAS’ service revenues for the period were from Medicare and Medicaid.

The increase in plumbing revenues for the first six months of 2016 versus 2015 is attributable to a 0.5% decrease in job count and a 4.9% increase in a combination of price and service mix shift.  Drain cleaning revenues for the first six months of 2016 versus 2015 reflect a 0.4% increase in the number of jobs performed combined with a price and service mix shift of 3.1%.  Water restoration for the first six months of 2016 versus 2015 increased 25.5% as a result of continued expansion of this service offering into other Roto-Rooter locations.  Contractor operations increased 3.4% and Other Roto-Rooter revenue decreased 1.1%.

The consolidated gross margin was 29.0% in the first six months of 2016 as compared with 28.9% in the first six months of 2015.  On a segment basis, VITAS’ gross margin was 21.3% in the first six months of 2016 as compared with 21.6%, in the first six months of 2015.  The Roto-Rooter segment’s gross margin was 48.0% for the first six months of 2016 compared with 47.6% in the first six months of 2015.

Selling, general and administrative expenses (“SG&A”) comprise (in thousands):

	Six months ended June 30,
	2016	2015
SG&A expenses before market value adjustments of deferred compensation
plans, long-term incentive compensation, and OIG investigation expenses	$117,708	$110,954
Long-term incentive compensation	258	2,391
Expenses related to OIG investigation	3,506	2,686
Impact of market value adjustments related to assets held in deferred
compensation trusts	201	1,448
Total SG&A expenses	$121,673	$117,479

SG&A expenses before long-term incentive compensation, expenses related to OIG investigation and the impact of market gains/(losses) of deferred compensation plans for the first six months of 2016 were up 6.1% when compared to the first six months of 2015.  The increase was mainly a result of the increase in variable expenses caused by increased revenue as well as normal salary increases and higher bad debt expense in our VITAS segment in 2016.

Other income/(expense) - net comprise (in thousands):

	Six months ended June 30,
	2016	2015
Market value adjustment on assets held in
deferred compensation trusts	$201	$1,448
Loss on disposal of property and equipment	(90)	(15)
Interest income - net	182	130
Other	-	(464)
Total other income/(expense) - net	$293	$1,099

Our effective income tax rate was 38.8% in the first six months of 2016 when compare to 38.9% for the first six months of 2015.

Net income for both periods included the following after-tax items/adjustments that reduced or increased after-tax earnings (in thousands):

	Six Months Ended June 30,
	2016	2015
VITAS
Legal expenses of OIG investigation	$(2,165)	$(1,658)
Early retirement expenses	(2,840)	-
Roto-Rooter
Expenses related to litigation settlements	(27)	(3)
Acquisition expenses	-	(80)
Corporate
Stock option expense	(3,061)	(1,759)
Long-term incentive compensation	(164)	(1,512)
Expenses of securities litigation	-	(23)
Total	$(8,257)	$(5,035)

Six months ended June 30, 2016 versus 2015 - Segment Results

The change in after-tax earnings for the first six months of 2016 versus the first six months of 2015 is due to (in thousands):

	Increase/(Decrease)
	Amount	Percent
VITAS	$(3,479)	(8.5)
Roto-Rooter	2,198	9.1
Corporate	(506)	(3.7)
	$(1,787)	(3.5)

VITAS’ after-tax earnings were negatively impacted in 2016 compared to 2015 by a $2.8 million increase in other operating expense related to the early retirement of the Chief Executive Officer of Vitas,  as well as $820,000 in additional OIG expenses.   After-tax earnings as a percent of revenue in the first six months of 2016 were 6.8%, a decrease of 0.7% over the first six months of 2015.

Roto-Rooter’s after-tax earnings were positively impacted in 2016 compared to 2015 primarily by a $5.0 million revenue increase in Roto-Rooter’s water restoration line of business, a $4.1 million increase in plumbing revenue and a $2.4 million increase in sewer and drain cleaning revenue.  After-tax earnings as a percent of revenue at Roto-Rooter in the first six months of 2016 were 11.7% as compared to 11.4% in the first six months of 2015.

CHEMED CORPORATION AND SUBSIDIARY COMPANIES
CONSOLIDATING STATEMENT OF INCOME
FOR THE THREE MONTHS ENDED JUNE 30, 2016
(in thousands)(unaudited)

				Chemed
	VITAS	Roto-Rooter	Corporate	Consolidated
2016 (a)
Service revenues and sales	$278,739	$111,670	$-	$390,409
Cost of services provided and goods sold	218,694	57,561	-	276,255
Selling, general and administrative expenses	22,638	29,448	10,542	62,628
Depreciation	4,814	3,628	139	8,581
Amortization	14	77	-	91
Other operating expenses	4,491	-	-	4,491
Total costs and expenses	250,651	90,714	10,681	352,046
Income/(loss) from operations	28,088	20,956	(10,681)	38,363
Interest expense	(59)	(92)	(820)	(971)
Intercompany interest income/(expense)	1,927	866	(2,793)	-
Other income/(expense)—net	38	(12)	3,191	3,217
Income/(expense) before income taxes	29,994	21,718	(11,103)	40,609
Income taxes	(11,444)	(8,377)	4,097	(15,724)
Net income/(loss)	$18,550	$13,341	$(7,006)	$24,885

(a) The following amounts are included in net income (in thousands):
				Chemed
	VITAS	Roto-Rooter	Corporate	Consolidated
Pretax benefit/(cost):
Stock option expense	$-	$-	$(2,277)	$(2,277)
Long-term incentive compensation	-	-	(499)	(499)
Early retirement expenses	(4,491)	-	-	(4,491)
Expenses related to litigation settlements	-	(44)	-	(44)
Expenses related to securities litigation	-	-	3	3
Expenses related to OIG investigation	(1,170)	-	-	(1,170)
Total	$(5,661)	$(44)	$(2,773)	$(8,478)

				Chemed
	VITAS	Roto-Rooter	Corporate	Consolidated
After-tax benefit/(cost):
Stock option expense	$-	$-	$(1,440)	$(1,440)
Long-term incentive compensation	-	-	(316)	(316)
Early retirement expenses	(2,840)	-	-	(2,840)
Expenses related to litigation settlements	-	(27)	-	(27)
Expenses related to securities litigation	-	-	2	2
Expenses related to OIG investigation	(722)	-	-	(722)
Total	$(3,562)	$(27)	$(1,754)	$(5,343)

CHEMED CORPORATION AND SUBSIDIARY COMPANIES
CONSOLIDATING STATEMENT OF INCOME
FOR THE THREE MONTHS ENDED JUNE 30, 2015
(in thousands)(unaudited)

				Chemed
	VITAS	Roto-Rooter	Corporate	Consolidated
2015 (a)
Service revenues and sales	$276,460	$105,461	$-	$381,921
Cost of services provided and goods sold	215,778	54,885	-	270,663
Selling, general and administrative expenses	22,348	28,295	7,799	58,442
Depreciation	4,724	3,205	153	8,082
Amortization	60	74	-	134
Total costs and expenses	242,910	86,459	7,952	337,321
Income/(loss) from operations	33,550	19,002	(7,952)	44,600
Interest expense	(53)	(98)	(818)	(969)
Intercompany interest income/(expense)	1,755	805	(2,560)	-
Other income/(expense)—net	49	(12)	499	536
Income/(expense) before income taxes	35,301	19,697	(10,831)	44,167
Income taxes	(13,501)	(7,544)	3,853	(17,192)
Net income/(loss)	$21,800	$12,153	$(6,978)	$26,975

(a) The following amounts are included in net income (in thousands):
				Chemed
	VITAS	Roto-Rooter	Corporate	Consolidated
Pretax benefit/(cost):
Stock option expense	$-	$-	$(1,343)	$(1,343)
Long-term incentive compensation	-	-	(1,457)	(1,457)
Expenses related to securities litigation	-	-	(37)	(37)
Acquisition expenses	-	(131)	-	(131)
Expenses related to OIG investigation	(1,412)	-	-	(1,412)
Total	$(1,412)	$(131)	$(2,837)	$(4,380)

				Chemed
	VITAS	Roto-Rooter	Corporate	Consolidated
After-tax benefit/(cost):
Stock option expense	$-	$-	$(849)	$(849)
Long-term incentive compensation	-	-	(921)	(921)
Expenses related to securities litigation	-	-	(23)	(23)
Acquisition expenses	-	(80)	-	(80)
Expenses related to OIG investigation	(868)	-	-	(868)
Total	$(868)	$(80)	$(1,793)	$(2,741)

CHEMED CORPORATION AND SUBSIDIARY COMPANIES
CONSOLIDATING STATEMENT OF INCOME
FOR THE SIX MONTHS ENDED JUNE 30, 2016
(in thousands)(unaudited)

				Chemed
	VITAS	Roto-Rooter	Corporate	Consolidated
2016 (a)
Service revenues and sales	$556,266	$224,532	$-	$780,798
Cost of services provided and goods sold	437,960	116,730	-	554,690
Selling, general and administrative expenses	47,422	59,255	14,996	121,673
Depreciation	9,595	7,129	281	17,005
Amortization	27	156	-	183
Other operating expenses	4,491	-	-	4,491
Total costs and expenses	499,495	183,270	15,277	698,042
Income/(loss) from operations	56,771	41,262	(15,277)	82,756
Interest expense	(117)	(186)	(1,510)	(1,813)
Intercompany interest income/(expense)	4,030	1,813	(5,843)	-
Other income/(expense)—net	78	12	203	293
Income/(expense) before income taxes	60,762	42,901	(22,427)	81,236
Income taxes	(23,125)	(16,542)	8,156	(31,511)
Net income/(loss)	$37,637	$26,359	$(14,271)	$49,725

(a) The following amounts are included in net income (in thousands):
				Chemed
	VITAS	Roto-Rooter	Corporate	Consolidated
Pretax benefit/(cost):
Stock option expense	$-	$-	$(4,840)	$(4,840)
Long-term incentive compensation	-	-	(258)	(258)
Early retirement expenses	(4,491)	-	-	(4,491)
Expenses related to litigation settlements	-	(44)	-	(44)
Expenses related to OIG investigation	(3,506)	-	-	(3,506)
Total	$(7,997)	(44)	$(5,098)	$(13,139)

				Chemed
	VITAS	Roto-Rooter	Corporate	Consolidated
After-tax benefit/(cost):
Stock option expense	$-	$-	$(3,061)	$(3,061)
Long-term incentive compensation	-	-	(164)	(164)
Early retirement expenses	(2,840)	-	-	(2,840)
Expenses related to litigation settlements	-	(27)	-	(27)
Expenses related to OIG investigation	(2,165)	-	-	(2,165)
Total	$(5,005)	$(27)	$(3,225)	$(8,257)

CHEMED CORPORATION AND SUBSIDIARY COMPANIES
CONSOLIDATING STATEMENT OF INCOME
FOR THE SIX MONTHS ENDED JUNE 30, 2015
(in thousands)(unaudited)

				Chemed
	VITAS	Roto-Rooter	Corporate	Consolidated
2015 (a)
Service revenues and sales	$546,073	$212,500	$-	$758,573
Cost of services provided and goods sold	428,274	111,274	-	539,548
Selling, general and administrative expenses	44,425	57,097	15,957	117,479
Depreciation	9,509	6,299	306	16,114
Amortization	120	141	-	261
Other operating expenses	-	-	-	-
Total costs and expenses	482,328	174,811	16,263	673,402
Income/(loss) from operations	63,745	37,689	(16,263)	85,171
Interest expense	(110)	(194)	(1,634)	(1,938)
Intercompany interest income/(expense)	3,482	1,642	(5,124)	-
Other income/(expense)—net	(384)	35	1,448	1,099
Income/(expense) before income taxes	66,733	39,172	(21,573)	84,332
Income taxes	(25,617)	(15,011)	7,808	(32,820)
Net income/(loss)	$41,116	$24,161	$(13,765)	$51,512

(a) The following amounts are included in net income (in thousands):
				Chemed
	VITAS	Roto-Rooter	Corporate	Consolidated
Pretax benefit/(cost):
Stock option expense	$-	$-	$(2,787)	$(2,787)
Long-term incentive compensation	-	-	(2,391)	(2,391)
Expenses related to litigation settlements	-	(5)	-	(5)
Expenses related to securities litigation	-	-	(37)	(37)
Acquisition expenses	-	(131)	-	(131)
Expenses related to OIG investigation	(2,686)	-	-	(2,686)
Total	$(2,686)	$(136)	$(5,215)	$(8,037)

				Chemed
	VITAS	Roto-Rooter	Corporate	Consolidated
After-tax benefit/(cost):
Stock option expense	$-	$-	$(1,759)	$(1,759)
Long-term incentive compensation	-	-	(1,512)	(1,512)
Expenses related to litigation settlements	-	(3)	-	(3)
Expenses related to securities litigation	-	-	(23)	(23)
Acquisition expenses	-	(80)	-	(80)
Expenses related to OIG investigation	(1,658)	-	-	(1,658)
Total	$(1,658)	$(83)	$(3,294)	$(5,035)

Unaudited Consolidating Summary and Reconciliation of Adjusted EBITDA

Chemed Corporation and Subsidiary Companies
(in thousands)				Chemed
For the three months ended June 30, 2016	VITAS	Roto-Rooter	Corporate	Consolidated

Net income/(loss)	$18,550	$13,341	$(7,006)	$24,885
Add/(deduct):
Interest expense	59	92	820	971
Income taxes	11,444	8,377	(4,097)	15,724
Depreciation	4,814	3,628	139	8,581
Amortization	14	77	-	91
EBITDA	34,881	25,515	(10,144)	50,252
Add/(deduct):
Intercompany interest expense/(income)	(1,927)	(866)	2,793	-
Interest income	(69)	(16)	-	(85)
Expenses related to OIG investigation	1,170	-	-	1,170
Amortization of stock awards	85	74	276	435
Expenses related to litigation settlements	-	44	-	44
Early retirement expenses	4,491	-	-	4,491
Expenses related to securities litigation	-	-	(3)	(3)
Advertising cost adjustment	-	(557)	-	(557)
Stock option expense	-	-	2,277	2,277
Long-term incentive compensation	-	-	499	499
Adjusted EBITDA	$38,631	$24,194	$(4,302)	$58,523

				Chemed
For the three months ended June 30, 2015	VITAS	Roto-Rooter	Corporate	Consolidated

Net income/(loss)	$21,800	$12,153	$(6,978)	$26,975
Add/(deduct):
Interest expense	53	98	818	969
Income taxes	13,501	7,544	(3,853)	17,192
Depreciation	4,724	3,205	153	8,082
Amortization	60	74	-	134
EBITDA	40,138	23,074	(9,860)	53,352
Add/(deduct):
Intercompany interest expense/(income)	(1,755)	(805)	2,560	-
Interest income	(78)	(9)	1	(86)
Amortization of stock awards	111	54	283	448
Expenses related to OIG investigation	1,412	-	-	1,412
Expenses related to securities litigation	-	-	37	37
Advertising cost adjustment	-	(405)	-	(405)
Acquisition Expenses	-	131	-	131
Long-term incentive compensation	-	-	1,457	1,457
Stock option expense	-	-	1,343	1,343
Adjusted EBITDA	$39,828	$22,040	$(4,179)	$57,689

Unaudited Consolidating Summary and Reconciliation of Adjusted EBITDA

Chemed Corporation and Subsidiary Companies
(in thousands)				Chemed
For the six months ended June 30, 2016	VITAS	Roto-Rooter	Corporate	Consolidated

Net income/(loss)	$37,637	$26,359	$(14,271)	$49,725
Add/(deduct):
Interest expense	117	186	1,510	1,813
Income taxes	23,125	16,542	(8,156)	31,511
Depreciation	9,595	7,129	281	17,005
Amortization	27	156	-	183
EBITDA	70,501	50,372	(20,636)	100,237
Add/(deduct):
Intercompany interest expense/(income)	(4,030)	(1,813)	5,843	-
Interest income	(148)	(34)	-	(182)
Expenses related to OIG investigation	3,506	-	-	3,506
Stock award amortization	216	155	603	974
Early retirement expenses	4,491	-	-	4,491
Expenses related to litigation settlements	-	44	-	44
Advertising cost adjustment	-	(1,165)	-	(1,165)
Stock option expense	-	-	4,840	4,840
Long-term incentive compensation	-	-	258	258
Adjusted EBITDA	$74,536	$47,559	$(9,092)	$113,003

				Chemed
For the six months ended June 30, 2015	VITAS	Roto-Rooter	Corporate	Consolidated

Net income/(loss)	$41,116	$24,161	$(13,765)	$51,512
Add/(deduct):
Interest expense	110	194	1,634	1,938
Income taxes	25,617	15,011	(7,808)	32,820
Depreciation	9,509	6,299	306	16,114
Amortization	120	141	-	261
EBITDA	76,472	45,806	(19,633)	102,645
Add/(deduct):
Intercompany interest expense/(income)	(3,482)	(1,642)	5,124	-
Interest income	(110)	(20)	-	(130)
Expenses related to OIG investigation	2,686	-	-	2,686
Acquisition expenses	-	131	-	131
Advertising cost adjustment	-	(911)	-	(911)
Stock award amortization	218	95	584	897
Expenses related to litigation settlements	-	5	-	5
Long-term incentive compensation	-	-	2,391	2,391
Stock option expense	-	-	2,787	2,787
Expenses related to securities litigation	-	-	37	37
Adjusted EBITDA	$75,784	$43,464	$(8,710)	$110,538

RECONCILIATION OF ADJUSTED NET INCOME
(in thousands, except per share data)(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net income as reported	$24,885	$26,975	$49,725	$51,512

Add/(deduct) after-tax cost of:
Stock option expense	1,440	849	3,061	1,759
Expenses of OIG investigation	722	868	2,165	1,658
Long-term incentive compensation	316	921	164	1,512
Early retirement expenses	2,840	-	2,840	-
Expenses related to litigation settlements	27	-	27	3
Expenses related to securities settlements	(2)	23	-	23
Acquisition expenses	-	80	-	80
Adjusted net income	$30,228	$29,716	$57,982	$56,547

Diluted Earnings Per Share As Reported
Net income	$1.48	$1.55	$2.93	$2.96
Average number of shares outstanding	16,831	17,419	16,999	17,419

Adjusted Diluted Earnings Per Share
Adjusted net income	$1.80	$1.71	$3.41	$3.25
Adjusted average number of shares outstanding	16,831	17,419	16,999	17,419

CHEMED CORPORATION AND SUBSIDIARY COMPANIES
OPERATING STATISTICS FOR VITAS SEGMENT
(unaudited)
	Three Months Ended June 30,		Six Months Ended June 30,
OPERATING STATISTICS	2016	2015	2016	2015
Net revenue ($000)
Homecare	$219,280	$213,374	$434,129	$417,915
Inpatient	24,489	25,498	50,006	52,214
Continuous care	34,970	37,588	72,131	75,779
Total before Medicare cap allowance	$278,739	$276,460	$556,266	$545,908
Medicare cap allowance	-	-	-	165
Total	$278,739	$276,460	$556,266	$546,073
Net revenue as a percent of total before Medicare cap allowances
Homecare	78.7%	77.2%	78.0%	76.5%
Inpatient	8.8	9.2	9.0	9.6
Continuous care	12.5	13.6	13.0	13.9
Total before Medicare cap allowance	100.0	100.0	100.0	100.0
Medicare cap allowance	-	-	-	-
Total	100.0%	100.0%	100.0%	100.0%
Average daily census (days)
Homecare	12,007	11,285	11,844	11,082
Nursing home	3,015	3,006	3,003	2,964
Routine homecare	15,022	14,291	14,847	14,046
Inpatient	405	429	412	434
Continuous care	525	563	543	575
Total	15,952	15,283	15,802	15,055
Total Admissions	16,180	16,683	33,048	33,951
Total Discharges	15,960	15,912	32,707	33,019
Average length of stay (days)	84.2	78.5	83.9	79.1
Median length of stay (days)	16.0	15.0	16.0	14.0
ADC by major diagnosis
Cerebro	31.9%	28.6%	31.7%	28.4%
Neurological	21.3	23.0	21.7	23.4
Cancer	15.2	16.8	15.3	16.9
Cardio	17.6	17.4	17.4	17.5
Respiratory	7.8	8.0	7.8	7.9
Other	6.2	6.2	6.1	5.9
Total	100.0%	100.0%	100.0%	100.0%
Admissions by major diagnosis
Cerebro	20.5	18.9%	20.7%	18.8%
Neurological	10.8	11.7	11.0	12.3
Cancer	31.6	32.5	31.1	31.5
Cardio	15.7	15.6	15.7	15.7
Respiratory	10.2	10.0	10.6	10.4
Other	11.2	11.3	10.9	11.3
Total	100.0%	100.0%	100.0%	100.0%
Direct patient care margins
Routine homecare	51.9%	52.4%	52.0%	52.6%
Inpatient	4.6	6.0	5.1	7.2
Continuous care	13.8	16.7	14.5	16.3
Homecare margin drivers (dollars per patient day)
Labor costs	$56.29	$56.38	$56.50	$56.79
Combined drug, HME and medical supplies	15.92	16.57	15.69	16.21
Inpatient margin drivers (dollars per patient day)
Labor costs	$341.29	$348.40	$339.98	$343.85
Continuous care margin drivers (dollars per patient day)
Labor costs	$610.58	$589.84	$604.80	$588.72
Bad debt expense as a percent of revenues	1.2%	1.0%	1.3%	1.0%
Accounts receivable -- Days of revenue outstanding- excluding unapplied Medicare payments	37.7	40.8	n.a.	n.a.
Accounts receivable -- Days of revenue outstanding- including unapplied Medicare payments	26.6	31.0	n.a.	n.a.

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

Item 3.      Quantitative and Qualitative Disclosures about Market Risk
The Company’s primary market risk exposure relates to interest rate risk exposure through its variable interest line of credit.  At June 30, 2016, the Company had $147.8 million of variable rate debt outstanding.  For each $10 million dollars borrowed under the credit facility, an increase or decrease of 100 basis points (1% point), increases or decreases the Company’s annual interest expense by $100,000.

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

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

Item 2(c). Purchases of Equity Securities by Issuer and Affiliated Purchasers

The following table shows the activity related to our share repurchase program for the first six months of 2016:

	Total Number	Weighted Average	Cumulative Shares	Dollar Amount
	of Shares	Price Paid Per	Repurchased Under	Remaining Under
	Repurchased	Share	the Program	The Program

February 2011 Program
January 1 through January 31, 2016	-	$-	6,535,584	$52,485,644
February 1 through February 29, 2016	153,997	129.22	6,689,581	32,585,505
March 1 through March 31, 2016	246,003	132.35	6,935,584	$100,025,990

First Quarter Total	400,000	$131.15

April 1 through April 30, 2016	-	$-	6,935,584	$100,025,990
May 31 through May 31, 2016	93,607	127.15	7,029,191	88,123,961
June 1 through June 30, 2016	286,527	132.45	7,315,718	$50,173,009

Second Quarter Total	380,134	$131.15

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

Chemed Corporation
(Registrant)

Dated:	July 29, 2016	By:	/s/ Kevin J. McNamara
Kevin J. McNamara
(President and Chief Executive Officer)

Dated:	July 29, 2016	By:	/s/ David P. Williams
David P. Williams
(Executive Vice President and Chief Financial Officer)

Dated:	July 29, 2016	By:	/s/ Arthur V. Tucker, Jr.
Arthur V. Tucker, Jr.
(Vice President and Controller)