Form 10-Q
period 2016-09-30
CHEMED CORP
filed 2016-11-01
CIK 19584

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)

☒    Quarterly Report Under Section 13 or 15 (d) of the Securities Exchange Act of 1934 For the Quarterly Period Ended September 30, 2016

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
Large accelerated filer	☒	Accelerated filer	☐	Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes	☐	No	☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Amount	Date

Capital Stock $1 Par Value	16,223,927 Shares	September 30, 2016

CHEMED CORPORATION AND
SUBSIDIARY COMPANIES

Index

Page No.
PART I. FINANCIAL INFORMATION:
Item 1. Financial Statements
Unaudited Consolidated Balance Sheet -
September 30, 2016 and December 31, 2015	3

Unaudited Consolidated Statement of Income -
Three and nine months ended September 30, 2016 and 2015	4

Unaudited Consolidated Statement of Cash Flows -
Nine months ended September 30, 2016 and 2015	5

Notes to Unaudited Consolidated Financial Statements	6

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	15

Item 3. Quantitative and Qualitative Disclosures about Market Risk	31

Item 4. Controls and Procedures	31

PART II. OTHER INFORMATION
Item 1. Legal Proceedings	31

Item 1A. Risk Factors	31

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	32

Item 3. Defaults Upon Senior Securities	32

Item 4. Mine Safety Disclosures	32

Item 5. Other Information	32

Item 6. Exhibits	33
EX – 31.1
EX – 31.2
EX – 31.3
EX – 32.1
EX – 32.2
EX – 32.3
EX – 101.INS
EX – 101.SCH
EX – 101.CAL
EX – 101.DEF
EX – 101.LAB
EX – 101.PRE

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
CHEMED CORPORATION AND SUBSIDIARY COMPANIES
UNAUDITED CONSOLIDATED BALANCE SHEET
(in thousands, except share and per share data)

	September 30, 2016	December 31, 2015
ASSETS
Current assets
Cash and cash equivalents	$21,285	$14,727
Accounts receivable less allowances of $14,340 (2015 - $13,244)	86,006	106,262
Inventories	6,101	6,314
Prepaid income taxes	5,069	10,653
Prepaid expenses	14,498	12,852
Total current assets	132,959	150,808
Investments of deferred compensation plans	55,158	49,481
Properties and equipment, at cost, less accumulated depreciation of $208,674 (2015 - $201,094)	119,994	117,370
Identifiable intangible assets less accumulated amortization of $33,141 (2015 - $32,866)	55,067	55,111
Goodwill	472,418	472,322
Other assets	6,880	7,233
Total Assets	$842,476	$852,325

LIABILITIES
Current liabilities
Accounts payable	$42,844	$43,695
Current portion of long-term debt	8,125	7,500
Accrued insurance	46,233	43,972
Accrued compensation	48,391	52,817
Accrued legal	1,495	1,233
Other current liabilities	20,369	22,119
Total current liabilities	167,457	171,336
Deferred income taxes	15,586	21,041
Long-term debt	102,500	83,750
Deferred compensation liabilities	54,455	49,467
Other liabilities	15,276	13,478
Total Liabilities	355,274	339,072
Commitments and contingencies (Note 11)
STOCKHOLDERS' EQUITY
Capital stock - authorized 80,000,000 shares $1 par; issued 34,173,782 shares (2015 - 33,985,316 shares)	34,174	33,985
Paid-in capital	625,961	603,006
Retained earnings	930,184	865,845
Treasury stock - 18,049,933 shares (2015 - 17,187,540)	(1,105,620)	(991,978)
Deferred compensation payable in Company stock	2,503	2,395
Total Stockholders' Equity	487,202	513,253
Total Liabilities and Stockholders' Equity	$842,476	$852,325

See accompanying notes to unaudited consolidated financial statements.

CHEMED CORPORATION AND SUBSIDIARY COMPANIES
UNAUDITED CONSOLIDATED STATEMENT OF INCOME
(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Service revenues and sales	$392,607	$386,226	$1,173,405	$1,144,799
Cost of services provided and goods sold (excluding depreciation)	281,658	272,089	836,348	811,637
Selling, general and administrative expenses	59,373	55,788	181,046	173,267
Depreciation	8,614	8,075	25,619	24,189
Amortization	91	146	274	407
Other operating expenses	-	-	4,491	-
Total costs and expenses	349,736	336,098	1,047,778	1,009,500
Income from operations	42,871	50,128	125,627	135,299
Interest expense	(1,018)	(908)	(2,831)	(2,846)
Other income/(expense) - net	1,640	(2,355)	1,933	(1,256)
Income before income taxes	43,493	46,865	124,729	131,197
Income taxes	(16,664)	(18,032)	(48,175)	(50,852)
Net income	$26,829	$28,833	$76,554	$80,345

Earnings Per Share
Net income	$1.66	$1.71	$4.66	$4.76
Average number of shares outstanding	16,166	16,865	16,443	16,887

Diluted Earnings Per Share
Net income	$1.62	$1.65	$4.54	$4.61
Average number of shares outstanding	16,559	17,422	16,851	17,430

Cash Dividends Per Share	$0.26	$0.24	$0.74	$0.68

See accompanying notes to unaudited consolidated financial statements.

CHEMED CORPORATION AND SUBSIDIARY COMPANIES
UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOWS
(in thousands)

	Nine Months Ended September 30,
	2016	2015
Cash Flows from Operating Activities
Net income	$76,554	$80,345
Adjustments to reconcile net income to net cash provided
by operating activities:
Depreciation and amortization	25,893	24,596
Provision for uncollectible accounts receivable	12,132	11,100
Stock option expense	6,259	3,600
Benefit for deferred income taxes	(5,530)	(2,694)
Noncash early retirement expense	1,747	-
Amortization of restricted stock awards	1,415	1,488
Noncash long-term incentive compensation	837	3,755
Noncash directors' compensation	541	540
Amortization of debt issuance costs	390	392
Changes in operating assets and liabilities:
Decrease/(increase) in accounts receivable	8,061	(10,110)
Decrease/(increase) in inventories	213	(373)
Decrease/(increase) in prepaid expenses	(1,646)	68
Increase/(decrease) in accounts payable and other current liabilities	(5,471)	5,416
Increase in income taxes	8,587	3,049
Increase in other assets	(5,694)	(605)
Increase in other liabilities	6,835	524
Excess tax benefit on share-based compensation	(2,974)	(8,474)
Other sources	204	467
Net cash provided by operating activities	128,353	113,084
Cash Flows from Investing Activities
Capital expenditures	(29,708)	(30,194)
Business combinations, net of cash acquired	-	(6,614)
Other sources/(uses)	(114)	396
Net cash used by investing activities	(29,822)	(36,412)
Cash Flows from Financing Activities
Proceeds from revolving line of credit	110,200	103,200
Purchases of treasury stock	(102,313)	(36,682)
Payments on revolving line of credit	(85,200)	(108,200)
Dividends paid	(12,215)	(11,542)
Capital stock surrendered to pay taxes on stock-based compensation	(7,051)	(11,226)
Payments on other long-term debt	(5,625)	(4,375)
Proceeds from exercise of stock options	4,625	11,193
Excess tax benefit on share-based compensation	2,974	8,474
Increase/(decrease) in cash overdrafts payable	2,092	(1,745)
Other sources/(uses)	540	(1,451)
Net cash used by financing activities	(91,973)	(52,354)
Increase in Cash and Cash Equivalents	6,558	24,318
Cash and cash equivalents at beginning of year	14,727	14,132
Cash and cash equivalents at end of period	$21,285	$38,450

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
During the three and nine months ended September 30, 2016, we classified $441,000 and $1.4 million respectively of non-cash restricted stock award amortization in selling, general and administrative expenses.  We also recorded a classification adjustment of $592,000 and $1.5 million to decrease amortization and increase selling, general and administrative expenses in our Consolidated Statement of Income for the three and nine months ended September 30, 2015 respectively related to non-cash restricted stock award amortization.  This classification adjustment does not impact income from operations, income before income taxes, net income, and earnings per share, net cash provided by operating activities or our Consolidated Balance Sheet.  We believe the impact of the classification adjustments are immaterial to our consolidated financial statements for all periods presented.

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

In 2013, the U.S. government implemented automatic budget reductions of 2.0% for all government payees, including hospice benefits paid under the Medicare program.  In 2015, CMS determined that the Medicare cap should be calculated “as if” sequestration did not occur.  As a result of this decision, VITAS has received notification from our third party intermediary that an additional $2.1 million is owed for Medicare cap in three programs arising during the 2013, 2014 and 2015 measurement periods.  The amounts were automatically deducted from our semi-monthly PIP payments.  We do not believe that CMS is authorized under the sequestration authority or the statutory methodology for establishing the Medicare cap to demand the $2.1 million under their “as if” methodology.  We have not recorded a reserve as of September 30, 2016 for $1.9 million of the potential exposure.  We have appealed CMS’s methodology change with the appropriate regulatory appeal board.

During the three and nine months September 30, 2016, we recorded $228,000 in Medicare cap liability related to one program’s projected 2015 measurement period liability.  This liability was related to the CMS’s methodology change described above.

During the first nine months ended September 30, 2015, we recorded $165,000 Medicare cap reversal of amounts recorded in the fourth quarter of 2014 for one program’s projected 2015 measurement period liability.  The fourth quarter of 2014 was part of the 2015 Medicare cap year.

Shown below is the Medicare cap liability activity for the fiscal periods ended (in thousands):

	September 30,
	2016	2015
Beginning balance January 1,	$1,165	$6,112
2015 measurement period	228	(165)
Payments	(1,158)	(4,782)
Ending balance September 30,	$235	$1,165

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

Three months ended September 30,		Nine months ended September 30,
2016	2015	2016	2015
$1,711	$1,929	$5,231	$5,788

3.    Segments

Service revenues and sales and after-tax earnings by business segment are as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Service Revenues and Sales
VITAS	$282,865	$285,008	$839,131	$831,081
Roto-Rooter	109,742	101,218	334,274	313,718
Total	$392,607	$386,226	$1,173,405	$1,144,799

After-tax Earnings
VITAS	$20,903	$25,723	$58,538	$66,839
Roto-Rooter	12,855	10,961	39,216	35,122
Total	33,758	36,684	97,754	101,961
Corporate	(6,929)	(7,851)	(21,200)	(21,616)
Net income	$26,829	$28,833	$76,554	$80,345

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

4.    Earnings per Share

Earnings per share (“EPS”) are computed using the weighted average number of shares of capital stock outstanding.  Earnings and diluted earnings per share are computed as follows (in thousands, except per share data):

	Net Income
For the Three Months Ended September 30,	Income	Shares	Earnings per Share
2016
Earnings	$26,829	16,166	$1.66
Dilutive stock options	-	294
Nonvested stock awards	-	99
Diluted earnings	$26,829	16,559	$1.62

2015
Earnings	$28,833	16,865	$1.71
Dilutive stock options	-	399
Nonvested stock awards	-	158
Diluted earnings	$28,833	17,422	$1.65

	Net Income
For the Nine Months Ended September 30,	Income	Shares	Earnings per Share
2016
Earnings	$76,554	16,443	$4.66
Dilutive stock options	-	296
Nonvested stock awards	-	112
Diluted earnings	$76,554	16,851	$4.54

2015
Earnings	$80,345	16,887	$4.76
Dilutive stock options	-	391
Nonvested stock awards	-	152
Diluted earnings	$80,345	17,430	$4.61

For the three and nine-month periods ended September 30, 2016, 418,000 stock options were excluded from the computation of diluted earnings per share because they would have been anti-dilutive.  For the three and nine-months ended September 30, 2015, no stock options were excluded from the computation of diluted earnings per share because they would have been anti-dilutive.

5.    Long-Term Debt

On June 30, 2014, we replaced our existing credit agreement with the Third Amended and Restated Credit Agreement (“2014 Credit Agreement”).  Terms of the 2014 Credit Agreement consist of a five-year, $350 million revolving credit facility and a $100 million term loan.  The 2014 Credit Agreement has a floating interest rate that is currently LIBOR plus 113 basis points.

The debt outstanding as of September 30, 2016 consists of the following:

Revolver	$25,000
Term loan	85,625
Total	110,625
Current portion of long-term debt	(8,125)
Long-term debt	$102,500

Scheduled principal payments of the term loan are as follows:

2016	$1,875
2017	8,750
2018	10,000
2019	65,000
$85,625

The 2014 Credit Agreement contains the following quarterly financial covenants:

Description	Requirement

Leverage Ratio (Consolidated Indebtedness/Consolidated Adj. EBITDA)	< 3.50 to 1.00

Fixed Charge Coverage Ratio (Consolidated Free Cash Flow/Consolidated Fixed Charges)	> 1.50 to 1.00

Annual Operating Lease Commitment	< $50.0 million

We are in compliance with all debt covenants as of September 30, 2016. We have issued $37.4 million in standby letters of credit as of September 30, 2016 mainly for insurance purposes.  Issued letters of credit reduce our available credit under the 2014 Credit Agreement.  As of September 30, 2016, we have approximately $287.6 million of unused lines of credit available and eligible to be drawn down under our revolving credit facility.

6.    Other Operating Expenses

During the nine-months ended September 30, 2016, the Company recorded early retirement related costs and accelerated stock-based compensation expense of approximately $4.5 million pretax and $2.8 million after-tax related to the early retirement of VITAS’ former Chief Executive Officer.  The accrual was calculated in accordance with the terms of his employment agreement.

7.    Other Income/(Expense) – Net

Other income/(expense) -- net comprises the following (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Market value adjustment on assets held in
deferred compensation trust	$1,656	$(2,328)	$1,857	$(880)
Loss on disposal of property and equipment	(134)	(116)	(224)	(131)
Interest income - net	119	77	301	207
Other - net	(1)	12	(1)	(452)
Total other income/(expense) - net	$1,640	$(2,355)	$1,933	$(1,256)

 8.   Stock-Based Compensation Plans

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

9.    Independent Contractor Operations

The Roto-Rooter segment sublicenses with 69 independent contractors to operate certain plumbing repair, excavation, water restoration and drain cleaning businesses in lesser-populated areas of the United States and Canada.  We had notes receivable from our independent contractors as of September 30, 2016 totaling $1.6 million (December 31, 2015 - $1.8 million).  In most cases these loans are fully or partially secured by equipment owned by the contractor.  The interest rates on the loans range from 0% to 7% per annum and the remaining terms of the loans range from 2.5 months to 5.4 years at September 30, 2016.  We recorded the following from our independent contractors (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Revenues	$9,823	$9,119	$29,451	$28,110
Pretax profits	5,835	5,435	18,015	16,653

10.  Retirement Plans

All of the Company’s plans that provide retirement and similar benefits are defined contribution plans.  These expenses include the impact of market gains and losses on assets held in deferred compensation plans.  Expenses for the Company’s retirement and profit-sharing plans, excess benefit plans and other similar plans are as follows (in thousands):

Three months ended September 30,		Nine months ended September 30,
2016	2015	2016	2015
$4,423	$458	$10,809	$7,636

11.  Legal and Regulatory Matters

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

For additional procedural history of this litigation, please refer to our prior quarterly and annual filings. The net costs incurred related to U.S. v. Vitas and related regulatory matters were $599,000 and $1.2 million for the quarters ended September 30, 2016 and 2015, respectively.  For the nine months ended September 30, 2016 and 2015, the net costs were $4.1 million and $3.8 million respectively.

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

However, on that date (June 13, 2016), counsel for Chemed shareholder Michael Kvint filed a letter with the court requesting a two-week extension (1) to file a motion to substitute Mr. Kvint as Lead Plaintiff, in place of Lead Plaintiff KBC; and (2) in that capacity, to file an amended Complaint.  Alternatively, counsel for Mr. Kvint requested that any dismissal of the action be with prejudice to KBC only.  On June 14, 2016, Chemed filed a reply letter with the court, reserving its rights to oppose any motion filed by Mr. Kvint and, if warranted, to oppose any other actions taken by Mr. Kvint to proceed with the action (including by filing an untimely amended Complaint).  On June 21, 2016, the court entered an Oral Order providing Mr. Kvint until June 30, 2016 to file a Motion to Substitute and Motion for Leave to File an Amended Complaint.  On that date, Mr. Kvint filed, under seal, a Motion To Substitute Plaintiff and File Amended Complaint, and attached a Proposed Amended Complaint.  Chemed filed an Answering Brief in Opposition to Mr. Kvint’ motion on July 18, 2016.   Mr. Kvint filed a Reply Brief in Support of his motion on July 27, 2016. On August 2, 2016, Chemed filed a Request for Oral Argument.  The parties await a response from the Court.

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

12.   Concentration of Risk

During the quarter VITAS had pharmacy services agreements with two service providers to provide specified pharmacy services for VITAS and its hospice patients.  VITAS made purchases from two of these providers of $9.5 million and $26.9 million for the three and nine month periods ended September 30, 2016, respectively.  Vitas made purchases from one of these providers of $9.5 and $28.3 million for the three and nine month periods ended September 15, 2015, respectively.   Purchases from these providers were approximately 90% of all pharmacy services used by VITAS.

13.   Cash Overdrafts and Cash Equivalents

Included in accounts payable at September 30, 2016 is cash overdrafts payable of $11.4 million (December 31, 2015 - $9.3 million).

From time to time throughout the year, we invest excess cash in money market funds with major commercial banks. We closely monitor the creditworthiness of the institutions with which we invest our overnight funds.  We had $52,000 in cash equivalents as of September 30, 2016.  There was $76,000 in cash equivalents as of December 31, 2015.  The weighted average rate of return for our cash equivalents was 0.48% at September 30, 2016 and 0.20% at December 31, 2015.

14.   Financial Instruments

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

The following shows the carrying value, fair value and the hierarchy for our financial instruments as of
September 30, 2016 (in thousands):

		Fair Value Measure
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Mutual fund investments of deferred
compensation plans held in trust	$55,158	$55,158	$-	$-
Long-term debt	110,625	-	110,625	-

The following shows the carrying value, fair value and the hierarchy for our financial instruments as of December 31, 2015 (in thousands):

		Fair Value Measure
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Mutual fund investments of deferred
compensation plans held in trust	$49,481	$49,481	$-	$-
Long-term debt	91,250	-	91,250	-

For the mutual fund investments carrying value is fair value.  All outstanding long-term debt is at a floating interest rate tied to LIBOR. Therefore, the carrying amount is a reasonable estimation of fair value.

15.   Capital Stock Repurchase Plan Transactions

We repurchased the following capital stock for the three and nine months ended September 30, 2016 and 2015:

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015

Total cost of repurchased shares (in thousands):	$-	$18,230	$102,313	$47,992
Shares repurchased	-	135,765	780,134	385,765
Weighted average price per share	$-	$134.28	$131.15	$124.41

In March 2016, the Board of Directors authorized an additional $100.0 million for stock repurchase under Chemed’s existing share repurchase program. We currently have $50.2 million of authorization remaining under this share repurchase plan.

16.   Recent Accounting Statements

In May 2014, the FASB issued Accounting Standards Update “ASU No. 2014-09 – Revenue from Contracts with Customers” which provides additional guidance to clarify the principles for recognizing revenue.  The standard is intended to develop a common revenue standard for removing inconsistencies and weaknesses, improve comparability, provide more useful information to users through improved disclosure requirements, and simplify the preparation of financial statements.  As a result, this guidance and subsequent amendments are effective for fiscal years beginning after December 15, 2017.  We are currently evaluating the impact of this ASU on our existing revenue recognition policies and disclosures.

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

In March 2016, the FASB issued Accounting Standards Update “ASU No. 2016-09 - Compensation – Stock Compensation” which is part of the FASB’s Simplification Initiative.  The object of this initiative is to identify, evaluate, and improve areas of GAAP. The areas of simplification in this initiative involve several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows.  The guidance is effective for fiscal years beginning after December 15, 2016.  The impact of this ASU on our financial statements in 2017 and later years could be material, dependent upon the volatility of our stock price.  This price volatility could materially increase or decrease the amount of the income tax benefit related to stock compensation recognized in the income statement and the classification of such benefit in the statement of cash flows.  Adoption of this statement will not materially impact our statement of financial position.

In August 2016, the FASB issued Accounting Standards Update “ASU No. 2016-15 – Cash Flow Classification” which amends guidance on the classification of certain cash receipts and payments in the statement of cash flows.  The primary purpose of ASU 2016-15 is to reduce diversity in practice related to eight specific cash flow issues.  The guidance in this ASU is effective for fiscal years beginning after December 15, 2017.  Early adoption is permitted and must be applied retrospectively.  We have analyzed the impact of ASU 2016-15 on our statement of cash flows and do not expect it to have a material effect.

17.   Goodwill

Shown below is movement in Goodwill (in thousands):

	Vitas	Roto-Rooter	Total
Balance at December 31, 2014	$328,301	$138,421	$466,722
Business combinations	-	5,944	5,944
Foreign currency adjustments	-	(344)	(344)
Balance at December 31, 2015	$328,301	$144,021	$472,322
Foreign currency adjustments	-	96	96
Balance at September 30, 2016	$328,301	$144,117	$472,418

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

The following is a summary of the key operating results (in thousands except per share amounts):

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Service revenues and sales	$392,607	$386,226	$1,173,405	$1,144,799
Net income	$26,829	$28,833	$76,554	$80,345
Diluted EPS	$1.62	$1.65	$4.54	$4.61
Adjusted net income	$28,643	$30,934	$86,625	$87,481
Adjusted diluted EPS	$1.73	$1.78	$5.14	$5.02
Adjusted EBITDA	$57,387	$59,410	$170,391	$169,948
Adjusted EBITDA as a % of revenue	14.6%	15.4%	14.5%	14.8%

Adjusted net income, adjusted diluted EPS, earnings before interest, taxes and depreciation and amortization (“EBITDA”) and Adjusted EBITDA are not measures derived in accordance with GAAP.  We provide non-GAAP measures to help readers evaluate our operating results and to compare our operating performance with that of similar companies that have different capital structures.  Our non-GAAP measures should not be considered in isolation or as a substitute for comparable measures presented in accordance with GAAP.  A reconciliation of our non-GAAP measures is presented on pages 27-29.

For the three months ended September 30, 2016, the increase in consolidated service revenues and sales was driven by an 8.4% increase at Roto-Rooter and a 0.8% decrease at VITAS.  The increase in service revenues at Roto-Rooter was driven by an increase in all major service lines.  The decrease in service revenues at VITAS was primarily a result of Medicare reimbursement rates increasing 0.6%, a 3.0% increase in days of care, offset by acuity mix shift which negatively impacted revenue 1.7% and changes in Medicare hospice reimbursement which negatively impacted revenue 2.1%. Consolidated net income decreased 7.0% mainly due to decreased revenue and gross profit margin at VITAS.    Diluted EPS decreased 1.5% as a result of the decrease in net income offset by a lower number of shares outstanding.  Adjusted EBITDA as a percent of revenue decreased 0.8% when compared to the prior year quarter mainly as a result of the decrease in net income.  See page 30 for additional VITAS operating metrics.

For the nine months ended September 30, 2016, the increase in consolidated service revenues and sales was driven by a 6.6% increase at Roto-Rooter and a 1.0% increase at VITAS.  The increase in service revenues at Roto-Rooter was driven by an increase in all major service lines.  The increase in service revenues at VITAS was primarily a result of Medicare reimbursement rates increasing 0.6%, a 4.7% increase in days of care, offset by acuity mix shift which negatively impacted revenue 1.8% and changes in Medicare hospice reimbursement which negatively impacted revenue 2.1%. Consolidated net income decreased 4.7% mainly due to other operating expenses related to the early retirement of VITAS’ Chief Executive Officer.  Diluted EPS decreased 1.8% as a result of the decrease in net income offset by a lower number of shares outstanding.  Adjusted EBITDA as a percent of revenue decreased 0.3% when compared to the prior year.   See page 30 for additional VITAS operating metrics.

On January 1, 2016, CMS implemented a refinement to the Medicare hospice reimbursement per diem.  This rebasing eliminated the single tier per diem for routine home care (RHC) and replaced it with a two-tiered rate, with a higher rate for the first 60 days of a hospice patient’s care, and a lower rate for days 61 and after. In addition, CMS added a Service Intensity Add-on (SIA) payment which provides for reimbursement of care provided by a registered nurse or social worker for RHC patients within seven days prior to death. The reimbursement for continuous care, inpatient care and respite care are not impacted by this rebasing.

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

For the three and nine months ended September 30, 2016, VITAS had a 25/75 RHC Days-of-Care ratio and generated approximately $1.3 million and $3.3 million in SIA payments, respectively. This resulted in 2.0% less revenue than under the previous Medicare reimbursement methodology.

VITAS expects its full-year 2016 revenue growth, prior to Medicare cap, to be in the range of 1.0% to 2.0%.  Average Daily Census in 2016 is estimated to expand approximately 4.5% to 5.0%.  Adjusted EBITDA margin, prior to Medicare cap, is estimated to be 14.0% to 14.5%.  This guidance includes $1.25 million for Medicare cap billing limitations. Roto-Rooter expects full-year 2016 revenue growth of 5.0% to 5.5%.  The revenue estimate is a based upon increased job pricing of approximately 1.0% and continued growth in water restoration services.  Adjusted EBITDA margin for 2016 is estimated in the range of 21.0% to 21.3%.  We anticipate that our operating income and cash flows will be sufficient to operate our businesses and meet any commitments for the foreseeable future.

Financial Condition
Liquidity and Capital Resources
Material changes in the balance sheet accounts from December 31, 2015 to September 30, 2016 include the following:

●	A $20.3 million decrease in accounts receivable due mainly to timing of Medicare and Medicaid payments.
●	A $5.6 million decrease in prepaid income taxes due to timing of payments.
●	A $5.7 million increase in investments of deferred compensation plans related to participant contributions and market valuation gains.
●	A $2.3 million increase in accrued insurance due to timing of insurance payments.
●	A $4.4 million decrease in accrued compensation due to timing of payments of incentive compensation.
●	A $5.5 million decrease in deferred income taxes due to changes in various temporary differences including accrued expenses.
●	A $5.0 million increase in deferred compensation liabilities related to market valuation gains, participant contributions reduced by payouts to participants.
●	A $19.4 million increase in long-term debt due to borrowings on our revolving line of credit.

Net cash provided by operating activities increased $15.3 million mainly as a result of a decrease in accounts receivable due to the timing of payments.  Management continually evaluates cash utilization alternatives, including share repurchase, debt repurchase, acquisitions and increased dividends to determine the most beneficial use of available capital resources.

We have issued $37.4 million in standby letters of credit as of September 30, 2016, mainly for insurance purposes.  Issued letters of credit reduce our available credit under the revolving credit agreement.  As of September 30, 2016, we have approximately $287.6 million of unused lines of credit available and eligible to be drawn down under our revolving credit facility. Management believes its liquidity and sources of capital are satisfactory for the Company’s needs in the foreseeable future.

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

Commitments and Contingencies
Collectively, the terms of our credit agreements require us to meet various financial covenants, to be tested quarterly.  We are in compliance with all financial and other debt covenants as of September 30, 2016 and anticipate remaining in compliance throughout the foreseeable future.

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

For additional procedural history of this litigation, please refer to our prior quarterly and annual filings. The net costs incurred related to U.S. v. Vitas and related regulatory matters were $599,000 and $1.2 million for the quarters ended September 30, 2016 and 2015, respectively.  For the nine months ended September 30, 2016 and 2015, the net costs were $4.1 million and $3.8 million respectively.

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

However, on that date (June 13, 2016), counsel for Chemed shareholder Michael Kvint filed a letter with the court requesting a two-week extension (1) to file a motion to substitute Mr. Kvint as Lead Plaintiff, in place of Lead Plaintiff KBC; and (2) in that capacity, to file an amended Complaint.  Alternatively, counsel for Mr. Kvint requested that any dismissal of the action be with prejudice to KBC only.  On June 14, 2016, Chemed filed a reply letter with the court, reserving its rights to oppose any motion filed by Mr. Kvint and, if warranted, to oppose any other actions taken by Mr. Kvint to proceed with the action (including by filing an untimely amended Complaint).  On June 21, 2016, the court entered an Oral Order providing Mr. Kvint until June 30, 2016 to file a Motion to Substitute and Motion for Leave to File an Amended Complaint.  On that date, Mr. Kvint filed, under seal, a Motion to Substitute Plaintiff and File Amended Complaint, and attached a Proposed Amended Complaint.  Chemed filed an Answering Brief in Opposition to Mr. Kvint’s motion on July 18, 2016. Mr. Kvint filed a Reply Brief in Support of his motion on July 27, 2016.  On August 2, 2016, Chemed filed a Request for Oral Argument.  The parties await a response from the Court.

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

Results of Operations
Three months ended September 30, 2016 versus 2015 - Consolidated Results
Our service revenues and sales for the third quarter of 2016 increased 1.7% versus services and sales revenues for the third quarter of 2015.  Of this increase, a $2.1 million decrease was attributable to VITAS and $8.5 million increase was attributable to Roto-Rooter.  The following chart shows the components of those changes (in thousands):
	Increase/(Decrease)
	Amount	Percent
VITAS
Routine homecare	$2,396	1.1
Continuous care	(3,890)	(10.3)
General inpatient	(421)	(1.7)
Medicare cap	(228)	-
Roto-Rooter
Plumbing	2,916	6.5
Drain cleaning	1,389	4.1
Water restoration	3,773	46.3
Contractor operations	704	7.7
Other	(258)	(5.0)
Total	$6,381	1.7

The decrease in VITAS’ revenues for the third quarter of 2016 versus the third quarter of 2015 was a primarily a result of Medicare reimbursement rates increasing approximately 0.6%, a 3.0% increase in days of care offset by acuity mix shift which negatively impacted revenue 1.7% and changes in Medicare hospice reimbursement which negatively impacted revenue 2.1%.

Days of care during the quarter ended September 30 were as follows:

	Days of Care		Increase/(Decrease)
	2016	2015	Percent

Routine homecare	1,407,623	1,357,688	3.7
Continuous care	46,582	51,652	(9.8)
General inpatient	36,241	37,121	(2.4)
Total days of care	1,490,446	1,446,461	3.0

Over 90% of VITAS’ service revenues for the period were from Medicare and Medicaid.

The increase in plumbing revenues for the third quarter of 2016 versus 2015 is attributable to a 0.1% increase in job count and a 6.4% increase in a combination of price and service mix shift.  Drain cleaning revenues for the third quarter of 2016 versus 2015 reflect a 1.0% decrease in the number of jobs performed combined with an increase in price and service mix shift of 5.1%.  Water restoration for the third quarter of 2016 versus 2015 increased 46.3% as a result of continued expansion of this service offering into all Roto-Rooter locations.  Contractor operations increased 7.7% and Other Roto-Rooter revenue decreased 5.0%.

The consolidated gross margin was 28.3% in the third quarter of 2016 as compared with 29.6% in the third quarter of 2015.  On a segment basis, VITAS’ gross margin was 20.7% in the third quarter of 2016 as compared with 23.3%, in the third quarter of 2015.  The decline in VITAS gross margin is mainly the result of lower revenues in the high acuity service-lines.  There are generally higher fixed costs associated with high-acuity care.  The Roto-Rooter segment’s gross margin was 47.8% for the third quarter of 2016 compared with 47.1% in the third quarter of 2015.

Selling, general and administrative expenses (“SG&A”) comprise (in thousands):

	Three months ended September 30,
	2016	2015
SG&A expenses before market value adjustments of deferred compensation
plans, long-term incentive compensation, and OIG investigation expenses	$56,475	$55,601
Long-term incentive compensation	643	1,364
Expenses related to OIG investigation	599	1,151
Impact of market value adjustments related to assets held in deferred
compensation trusts	1,656	(2,328)
Total SG&A expenses	$59,373	$55,788

SG&A expenses before long-term incentive compensation, expenses related to OIG investigation and the impact of market value adjustments related to assets held in deferred compensation trusts for the third quarter of 2016 were up 1.6% when compared to the third quarter of 2015.

Other income/(expense) - net comprise (in thousands):
	Three months ended September 30,
	2016	2015
Market value adjustment on assets held in
deferred compensation trusts	$1,656	$(2,328)
Loss on disposal of property and equipment	(134)	(116)
Interest income - net	119	77
Other	(1)	12
Total other income/(expense) - net	$1,640	$(2,355)

Our effective income tax rate was 38.3% in the third quarter of 2016 compared to 38.5% during the third quarter of 2015.

Net income for both periods included the following after-tax items/adjustments that reduced or increased after-tax earnings (in thousands):

	Three months ended September 30,
	2016	2015
VITAS
Expenses related to OIG investigation	$(370)	$(711)
Medicare cap sequestration adjustment	(141)	-
Roto-Rooter
Acquisition expenses	-	(18)
Corporate
Stock option expense	(897)	(509)
Long-term incentive compensation	(406)	(863)
Total	$(1,814)	$(2,101)

Three months ended September 30, 2016 versus 2015 - Segment Results

The change in after-tax earnings for the third quarter of 2016 versus the third quarter of 2015 is due to (in thousands):

	Increase/(Decrease)
	Amount	Percent
VITAS	$(4,820)	(18.7)
Roto-Rooter	1,894	17.3
Corporate	922	11.7
	$(2,004)	(7.0)

VITAS’ after-tax earnings were negatively impacted in 2016 compared to 2015 by a $2.1 million decrease in revenue, and a $5.9 million increase in cost of services provided and goods sold.  After-tax earnings as a percent of revenue in the third quarter of 2016 were 7.4%, a decrease of 1.6% over the third quarter of 2015.

Roto-Rooter’s after-tax earnings were positively impacted in 2016 compared to 2015 primarily by a $3.7 million revenue increase in Roto-Rooter’s water restoration line of business, a $2.9 million increase in plumbing revenue and a $1.4 million increase in sewer and drain cleaning revenue.  After-tax earnings as a percent of revenue at Roto-Rooter in 2016 were 11.7% as compared to 10.8% in 2015.

Results of Operations
Nine months ended September 30, 2016 versus 2015 - Consolidated Results
Our service revenues and sales for the first nine months of 2016 increased 2.5% versus services and sales revenues for the first nine months of 2015.  Of this increase, $8.1 million was attributable to VITAS and $20.6 million was attributable to Roto-Rooter.  The following chart shows the components of those changes (in thousands):

	Increase/(Decrease)
	Amount	Percent
VITAS
Routine homecare	$18,610	2.9
Continuous care	(7,538)	(6.6)
General inpatient	(2,629)	(3.4)
Medicare cap	(393)	(238.2)
Roto-Rooter
Plumbing	6,997	5.1
Drain cleaning	3,822	3.7
Water restoration	8,770	31.6
Contractor operations	1,342	4.8
Other	(375)	(2.4)
Total	$28,606	2.5

The increase in VITAS’ revenues for the first nine months of 2016 versus the first nine months of 2015 was a primarily a result of Medicare reimbursement rates increasing approximately 0.6%, a 4.7% increase in days of care offset by acuity mix shift which negatively impacted revenue 1.8% and changes in Medicare hospice reimbursement which negatively impacted revenue 2.1%.

Days of care during the first nine months ended September 30 were as follows:

	Days of Care		Increase/(Decrease)
	2016	2015	Percent

Routine homecare	4,109,775	3,899,900	5.4
Continuous care	145,327	155,742	(6.7)
General inpatient	111,323	115,700	(3.8)
Total days of care	4,366,425	4,171,342	4.7

Over 90% of VITAS’ service revenues for the period were from Medicare and Medicaid.

The increase in plumbing revenues for the first nine months of 2016 versus 2015 is attributable to a 0.3% decrease in job count and a 5.4% increase in a combination of price and service mix shift.  Drain cleaning revenues for the first nine months of 2016 versus 2015 reflect a 0.1% decrease in the number of jobs performed offset by an increase in price and service mix shift of 3.8%.  Water restoration for the first nine months of 2016 versus 2015 increased 31.6% as a result of continued expansion of this service offering into other Roto-Rooter locations.  Contractor operations increased 4.8% and Other Roto-Rooter revenue decreased 2.4%.

The consolidated gross margin was 28.7% in the first nine months of 2016 as compared with 29.1% in the first nine months of 2015.  On a segment basis, VITAS’ gross margin was 21.1% in the first nine months of 2016 as compared with 22.2%, in the first nine months of 2015.  The decline in VITAS gross margin is mainly the result of lower revenues in the high acuity service-lines.  There are generally higher fixed costs associated with high acuity care.  The Roto-Rooter segment’s gross margin was 48.0% for the first nine months of 2016 compared with 47.5% in the first nine months of 2015.

Selling, general and administrative expenses (“SG&A”) comprise (in thousands):

	Nine months ended September 30,
	2016	2015
SG&A expenses before market value adjustments of deferred compensation
plans, long-term incentive compensation, and OIG investigation expenses	$174,183	$166,555
Long-term incentive compensation	901	3,755
Expenses related to OIG investigation	4,105	3,837
Impact of market value adjustments related to assets held in deferred
compensation trusts	1,857	(880)
Total SG&A expenses	$181,046	$173,267

SG&A expenses before long-term incentive compensation, expenses related to OIG investigation and the impact of market gains/(losses) of deferred compensation plans for the first nine months of 2016 were up 4.6% when compared to the first nine months of 2015.  The increase was mainly a result of the increase in variable expenses caused by increased revenue as well as normal salary increases and higher bad debt expense in our VITAS segment in 2016.

Other income/(expense) - net comprise (in thousands):

	Nine months ended September 30,
	2016	2015
Market value adjustment on assets held in
deferred compensation trusts	$1,857	$(880)
Loss on disposal of property and equipment	(224)	(131)
Interest income - net	301	207
Other	(1)	(452)
Total other income/(expense) - net	$1,933	$(1,256)

Our effective income tax rate was 38.6% in the first nine months of 2016 compared to 38.8% for the first nine months of 2015.

Net income for both periods included the following after-tax items/adjustments that reduced or increased after-tax earnings (in thousands):

	Nine Months Ended September 30,
	2016	2015
VITAS
Legal expenses of OIG investigation	$(2,535)	$(2,369)
Early retirement expenses	(2,840)	-
Medicare cap sequestration adjustment	(141)	-
Roto-Rooter
Expenses related to litigation settlements	(27)	(3)
Acquisition expenses	-	(98)
Corporate
Stock option expense	(3,958)	(2,268)
Long-term incentive compensation	(570)	(2,375)
Expenses of securities litigation	-	(23)
Total	$(10,071)	$(7,136)

Nine months ended September 30, 2016 versus 2015 - Segment Results

The change in after-tax earnings for the first nine months of 2016 versus the first nine months of 2015 is due to (in thousands):

	Increase/(Decrease)
	Amount	Percent
VITAS	$(8,301)	(12.4)
Roto-Rooter	4,094	11.7
Corporate	416	1.9
	$(3,791)	(4.7)

VITAS’ after-tax earnings were negatively impacted in 2016 compared to 2015 by a $2.8 million increase in other operating expense related to the early retirement of the Chief Executive Officer of Vitas and a $15.6 million increase in cost of services provided and goods sold.  Gross margin decreased mainly as a result of lower revenues in the high acuity service lines.  After-tax earnings as a percent of revenue in the first nine months of 2016 were 7.0%, a decrease of 1.0% over the first nine months of 2015.

Roto-Rooter’s after-tax earnings were positively impacted in 2016 compared to 2015 primarily by an $8.8 million revenue increase in Roto-Rooter’s water restoration line of business, a $7.0 million increase in plumbing revenue and a $3.8 million increase in sewer and drain cleaning revenue.  Gross margin improved mainly as a result of mix shift in Roto-Rooter’s lines of business.  SG&A decreased as a percent of sales due mainly to leveraging fixed costs.  After-tax earnings as a percent of revenue at Roto-Rooter in the first nine months of 2016 were 11.7% as compared to 11.2% in the first nine months of 2015.

CHEMED CORPORATION AND SUBSIDIARY COMPANIES
CONSOLIDATING STATEMENT OF INCOME
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2016
(in thousands)(unaudited)

	VITAS	Roto-Rooter	Corporate	Chemed Consolidated
2016 (a)
Service revenues and sales	$282,865	$109,742	$-	$392,607
Cost of services provided and goods sold	224,410	57,248	-	281,658
Selling, general and administrative expenses	21,775	28,635	8,963	59,373
Depreciation	4,751	3,731	132	8,614
Amortization	14	77	-	91
Total costs and expenses	250,950	89,691	9,095	349,736
Income/(loss) from operations	31,915	20,051	(9,095)	42,871
Interest expense	(59)	(78)	(881)	(1,018)
Intercompany interest income/(expense)	1,810	800	(2,610)	-
Other income/(expense)—net	(1)	(14)	1,655	1,640
Income/(expense) before income taxes	33,665	20,759	(10,931)	43,493
Income taxes	(12,762)	(7,904)	4,002	(16,664)
Net income/(loss)	$20,903	$12,855	$(6,929)	$26,829

(a) The following amounts are included in net income (in thousands):

	VITAS	Roto-Rooter	Corporate	Chemed Consolidated
Pretax benefit/(cost):
Stock option expense	$-	$-	$(1,419)	$(1,419)
Long-term incentive compensation	-	-	(643)	(643)
Medicare cap sequestration adjustment	(228)	-	-	(228)
Expenses related to OIG investigation	(599)	-	-	(599)
Total	$(827)	$-	$(2,062)	$(2,889)

	VITAS	Roto-Rooter	Corporate	Chemed Consolidated
After-tax benefit/(cost):
Stock option expense	$-	$-	$(897)	$(897)
Long-term incentive compensation	-	-	(406)	(406)
Medicare cap sequestration adjustment	(141)	-	-	(141)
Expenses related to OIG investigation	(370)	-	-	(370)
Total	$(511)	$-	$(1,303)	$(1,814)

CHEMED CORPORATION AND SUBSIDIARY COMPANIES
CONSOLIDATING STATEMENT OF INCOME
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2015
(in thousands)(unaudited)

				Chemed
	VITAS	Roto-Rooter	Corporate	Consolidated
2015 (a)
Service revenues and sales	$285,008	$101,218	$-	$386,226
Cost of services provided and goods sold	218,528	53,561	-	272,089
Selling, general and administrative expenses	22,367	27,523	5,898	55,788
Depreciation	4,631	3,300	144	8,075
Amortization	60	86	-	146
Total costs and expenses	245,586	84,470	6,042	336,098
Income/(loss) from operations	39,422	16,748	(6,042)	50,128
Interest expense	(54)	(80)	(774)	(908)
Intercompany interest income/(expense)	1,979	858	(2,837)	-
Other income/(expense)—net	(11)	(15)	(2,329)	(2,355)
Income/(expense) before income taxes	41,336	17,511	(11,982)	46,865
Income taxes	(15,613)	(6,550)	4,131	(18,032)
Net income/(loss)	$25,723	$10,961	$(7,851)	$28,833

(a) The following amounts are included in net income (in thousands):

	VITAS	Roto-Rooter	Corporate	Chemed Consolidated
Pretax benefit/(cost):
Stock option expense	$-	$-	$(813)	$(813)
Long-term incentive compensation	-	-	(1,364)	(1,364)
Acquisition expenses	-	(30)	-	(30)
Expenses related to OIG investigation	(1,151)	-	-	(1,151)
Total	$(1,151)	$(30)	$(2,177)	$(3,358)

	VITAS	Roto-Rooter	Corporate	Chemed Consolidated
After-tax benefit/(cost):
Stock option expense	$-	$-	$(509)	$(509)
Long-term incentive compensation	-	-	(863)	(863)
Acquisition expenses	-	(18)	-	(18)
Expenses related to OIG investigation	(711)	-	-	(711)
Total	$(711)	$(18)	$(1,372)	$(2,101)

CHEMED CORPORATION AND SUBSIDIARY COMPANIES
CONSOLIDATING STATEMENT OF INCOME
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2016
(in thousands)(unaudited)

				Chemed
	VITAS	Roto-Rooter	Corporate	Consolidated
2016 (a)
Service revenues and sales	$839,131	$334,274	$-	$1,173,405
Cost of services provided and goods sold	662,371	173,977	-	836,348
Selling, general and administrative expenses	69,197	87,890	23,959	181,046
Depreciation	14,346	10,860	413	25,619
Amortization	41	233	-	274
Other operating expenses	4,491	-	-	4,491
Total costs and expenses	750,446	272,960	24,372	1,047,778
Income/(loss) from operations	88,685	61,314	(24,372)	125,627
Interest expense	(176)	(264)	(2,391)	(2,831)
Intercompany interest income/(expense)	5,840	2,614	(8,454)	-
Other income/(expense)—net	76	(2)	1,859	1,933
Income/(expense) before income taxes	94,425	63,662	(33,358)	124,729
Income taxes	(35,887)	(24,446)	12,158	(48,175)
Net income/(loss)	$58,538	$39,216	$(21,200)	$76,554

(a) The following amounts are included in net income (in thousands):

				Chemed
	VITAS	Roto-Rooter	Corporate	Consolidated
Pretax benefit/(cost):
Stock option expense	$-	$-	$(6,259)	$(6,259)
Medicare cap sequestration adjustment	(228)	-	-	(228)
Long-term incentive compensation	-	-	(901)	(901)
Early retirement expenses	(4,491)	-	-	(4,491)
Expenses related to litigation settlements	-	(44)	-	(44)
Expenses related to OIG investigation	(4,105)	-	-	(4,105)
Total	$(8,824)	$(44)	$(7,160)	$(16,028)

				Chemed
	VITAS	Roto-Rooter	Corporate	Consolidated
After-tax benefit/(cost):
Stock option expense	$-	$-	$(3,958)	$(3,958)
Medicare cap sequestration adjustment	(141)	-	-	(141)
Long-term incentive compensation	-	-	(570)	(570)
Early retirement expenses	(2,840)	-	-	(2,840)
Expenses related to litigation settlements	-	(27)	-	(27)
Expenses related to OIG investigation	(2,535)	-	-	(2,535)
Total	$(5,516)	$(27)	$(4,528)	$(10,071)

CHEMED CORPORATION AND SUBSIDIARY COMPANIES
CONSOLIDATING STATEMENT OF INCOME
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2015
(in thousands)(unaudited)

				Chemed
	VITAS	Roto-Rooter	Corporate	Consolidated
2015 (a)
Service revenues and sales	$831,081	$313,718	$-	$1,144,799
Cost of services provided and goods sold	646,801	164,836	-	811,637
Selling, general and administrative expenses	66,792	84,620	21,855	173,267
Depreciation	14,141	9,598	450	24,189
Amortization	180	227	-	407
Total costs and expenses	727,914	259,281	22,305	1,009,500
Income/(loss) from operations	103,167	54,437	(22,305)	135,299
Interest expense	(164)	(274)	(2,408)	(2,846)
Intercompany interest income/(expense)	5,461	2,501	(7,962)	-
Other income/(expense)—net	(395)	19	(880)	(1,256)
Income/(expense) before income taxes	108,069	56,683	(33,555)	131,197
Income taxes	(41,230)	(21,561)	11,939	(50,852)
Net income/(loss)	$66,839	$35,122	$(21,616)	$80,345

(a) The following amounts are included in net income (in thousands):

				Chemed
	VITAS	Roto-Rooter	Corporate	Consolidated
Pretax benefit/(cost):
Stock option expense	$-	$-	$(3,600)	$(3,600)
Long-term incentive compensation	-	-	(3,755)	(3,755)
Expenses related to litigation settlements	-	(5)	-	(5)
Expenses related to securities litigation	-	-	(37)	(37)
Acquisition expenses	-	(161)	-	(161)
Expenses related to OIG investigation	(3,837)	-	-	(3,837)
Total	$(3,837)	$(166)	$(7,392)	$(11,395)

				Chemed
	VITAS	Roto-Rooter	Corporate	Consolidated
After-tax benefit/(cost):
Stock option expense	$-	$-	$(2,268)	$(2,268)
Long-term incentive compensation	-	-	(2,375)	(2,375)
Expenses related to litigation settlements	-	(3)	-	(3)
Expenses related to securities litigation	-	-	(23)	(23)
Acquisition expenses	-	(98)	-	(98)
Expenses related to OIG investigation	(2,369)	-	-	(2,369)
Total	$(2,369)	$(101)	$(4,666)	$(7,136)

Unaudited Consolidating Summary and Reconciliation of Adjusted EBITDA

Chemed Corporation and Subsidiary Companies
(in thousands)				Chemed
For the three months ended September 30, 2016	VITAS	Roto-Rooter	Corporate	Consolidated

Net income/(loss)	$20,903	$12,855	$(6,929)	$26,829
Add/(deduct):
Interest expense	59	78	881	1,018
Income taxes	12,762	7,904	(4,002)	16,664
Depreciation	4,751	3,731	132	8,614
Amortization	14	77	-	91
EBITDA	38,489	24,645	(9,918)	53,216
Add/(deduct):
Intercompany interest expense/(income)	(1,810)	(800)	2,610	-
Interest income	(108)	(11)	-	(119)
Expenses related to litigation settlements	1,149	-	-	1,149
Expenses related to OIG investigation	599	-	-	599
Medicare cap sequestration adjustment	228	-	-	228
Amortization of stock awards	85	76	279	440
Advertising cost adjustment	-	(188)	-	(188)
Stock option expense	-	-	1,419	1,419
Long-term incentive compensation	-	-	643	643
Adjusted EBITDA	$38,632	$23,722	$(4,967)	$57,387

				Chemed
For the three months ended September 30, 2015	VITAS	Roto-Rooter	Corporate	Consolidated

Net income/(loss)	$25,723	$10,961	$(7,851)	$28,833
Add/(deduct):
Interest expense	54	80	774	908
Income taxes	15,613	6,550	(4,131)	18,032
Depreciation	4,631	3,300	144	8,075
Amortization	60	86	-	146
EBITDA	46,081	20,977	(11,064)	55,994
Add/(deduct):
Intercompany interest expense/(income)	(1,979)	(858)	2,837	-
Interest income	(68)	(9)	-	(77)
Amortization of stock awards	126	86	379	591
Expenses related to OIG investigation	1,151	-	-	1,151
Advertising cost adjustment	-	(456)	-	(456)
Acquisition Expenses	-	30	-	30
Long-term incentive compensation	-	-	1,364	1,364
Stock option expense	-	-	813	813
Adjusted EBITDA	$45,311	$19,770	$(5,671)	$59,410

Unaudited Consolidating Summary and Reconciliation of Adjusted EBITDA

Chemed Corporation and Subsidiary Companies
(in thousands)				Chemed
For the nine months ended September 30, 2016	VITAS	Roto-Rooter	Corporate	Consolidated

Net income/(loss)	$58,538	$39,216	$(21,200)	$76,554
Add/(deduct):
Interest expense	176	264	2,391	2,831
Income taxes	35,887	24,446	(12,158)	48,175
Depreciation	14,346	10,860	413	25,619
Amortization	41	233	-	274
EBITDA	108,988	75,019	(30,554)	153,453
Add/(deduct):
Intercompany interest expense/(income)	(5,840)	(2,614)	8,454	-
Interest income	(256)	(45)	-	(301)
Early retirement expenses	4,491	-	-	4,491
Expenses related to OIG investigation	4,105	-	-	4,105
Stock award amortization	302	230	883	1,415
Medicare cap sequestration adjustment	228	-	-	228
Expenses related to litigation settlements	1,149	44	-	1,193
Advertising cost adjustment	-	(1,353)	-	(1,353)
Stock option expense	-	-	6,259	6,259
Long-term incentive compensation	-	-	901	901
Adjusted EBITDA	$113,167	$71,281	$(14,057)	$170,391

				Chemed
For the nine months ended September 30, 2015	VITAS	Roto-Rooter	Corporate	Consolidated

Net income/(loss)	$66,839	$35,122	$(21,616)	$80,345
Add/(deduct):
Interest expense	164	274	2,408	2,846
Income taxes	41,230	21,561	(11,939)	50,852
Depreciation	14,141	9,598	450	24,189
Amortization	180	227	-	407
EBITDA	122,554	66,782	(30,697)	158,639
Add/(deduct):
Intercompany interest expense/(income)	(5,461)	(2,501)	7,962	-
Interest income	(179)	(27)	(1)	(207)
Expenses related to OIG investigation	3,837	-	-	3,837
Acquisition expenses	-	161	-	161
Advertising cost adjustment	-	(1,367)	-	(1,367)
Stock award amortization	343	181	964	1,488
Expenses related to litigation settlements	-	5	-	5
Long-term incentive compensation	-	-	3,755	3,755
Stock option expense	-	-	3,600	3,600
Expenses related to securities litigation	-	-	37	37
Adjusted EBITDA	$121,094	$63,234	$(14,380)	$169,948

RECONCILIATION OF ADJUSTED NET INCOME
(in thousands, except per share data)(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net income as reported	$26,829	$28,833	$76,554	$80,345

Add/(deduct) after-tax cost of:
Stock option expense	897	509	3,958	2,268
Long-term incentive compensation	406	863	570	2,375
Expenses of OIG investigation	370	711	2,535	2,369
Medicare cap sequestration adjustment	141	-	141	-
Early retirement expenses	-	-	2,840	-
Expenses related to litigation settlements	-	-	27	3
Expenses related to securities settlements	-	-	-	23
Acquisition expenses	-	18	-	98
Adjusted net income	$28,643	$30,934	$86,625	$87,481

Diluted Earnings Per Share As Reported
Net income	$1.62	$1.65	$4.54	$4.61
Average number of shares outstanding	16,559	17,422	16,851	17,430

Adjusted Diluted Earnings Per Share
Adjusted net income	$1.73	$1.78	$5.14	$5.02
Adjusted average number of shares outstanding	16,559	17,422	16,851	17,430

CHEMED CORPORATION AND SUBSIDIARY COMPANIES
OPERATING STATISTICS FOR VITAS SEGMENT
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
OPERATING STATISTICS	2016	2015	2016	2015
Net revenue ($000)
Homecare	$225,348	$222,952	$659,477	$640,867
Inpatient	23,850	24,271	73,856	76,485
Continuous care	33,895	37,785	106,026	113,564
Total before Medicare cap allowance	$283,093	$285,008	$839,359	$830,916
Medicare cap allowance	(228)	-	(228)	165
Total	$282,865	$285,008	$839,131	$831,081
Net revenue as a percent of total before Medicare cap allowances
Homecare	79.6%	78.2%	78.6%	77.1%
Inpatient	8.4	8.5	8.8	9.2
Continuous care	12.0	13.3	12.6	13.7
Total before Medicare cap allowance	100.0	100.0	100.0	100.0
Medicare cap allowance	(0.1)	-	-	-
Total	99.9%	100.0%	100.0%	100.0%
Average daily census (days)
Homecare	12,223	11,607	11,972	11,259
Nursing home	3,077	3,150	3,028	3,026
Routine homecare	15,300	14,757	15,000	14,285
Inpatient	394	404	406	424
Continuous care	507	561	530	571
Total	16,201	15,722	15,936	15,280
Total Admissions	16,157	16,131	49,205	50,082
Total Discharges	15,690	15,949	48,403	48,979
Average length of stay (days)	87.7	78.6	85.2	78.9
Median length of stay (days)	16.0	16.0	16.0	15.0
ADC by major diagnosis
Cerebro	32.9%	28.8%	32.2%	28.6%
Neurological	20.7	22.9	21.3	23.3
Cancer	15.5	16.6	15.3	16.7
Cardio	17.1	17.4	17.3	17.5
Respiratory	7.8	7.9	7.8	7.9
Other	6.0	6.4	6.1	6.0
Total	100.0%	100.0%	100.0%	100.0%
Admissions by major diagnosis
Cerebro	21.2	18.7%	20.9%	18.8%
Neurological	11.0	12.5	11.0	12.3
Cancer	33.3	33.3	31.9	32.1
Cardio	14.4	14.5	15.3	15.3
Respiratory	9.0	9.2	10.1	10.0
Other	11.1	11.8	10.8	11.5
Total	100.0%	100.0%	100.0%	100.0%
Direct patient care margins
Routine homecare	51.4%	53.7%	51.8%	52.9%
Inpatient	(2.4)	3.8	2.7	6.1
Continuous care	12.2	15.7	13.7	16.1
Homecare margin drivers (dollars per patient day)
Labor costs	$56.53	$54.92	$56.51	$56.14
Combined drug, HME and medical supplies	16.30	16.12	15.90	16.18
Inpatient margin drivers (dollars per patient day)
Labor costs	$360.35	$355.30	$346.61	$347.52
Continuous care margin drivers (dollars per patient day)
Labor costs	$618.15	$596.39	$609.08	$591.26
Bad debt expense as a percent of revenues	1.2%	1.0%	1.2%	1.0%
Accounts receivable -- Days of revenue outstanding- excluding unapplied Medicare payments	38.4	38.1	n.a.	n.a.
Accounts receivable -- Days of revenue outstanding- including unapplied Medicare payments	20.7	32.3	n.a.	n.a.

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

Item 3.            Quantitative and Qualitative Disclosures about Market Risk
The Company’s primary market risk exposure relates to interest rate risk exposure through its variable interest line of credit.  At September 30, 2016, the Company had $110.6 million of variable rate debt outstanding.  For each $10 million dollars borrowed under the credit facility, an increase or decrease of 100 basis points (1% point), increases or decreases the Company’s annual interest expense by $100,000.

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

Item 2.           Unregistered Sales of Equity Securities and Use of Proceeds

Item 2(c). Purchases of Equity Securities by Issuer and Affiliated Purchasers

The following table shows the activity related to our share repurchase program for the first nine months of 2016:

	Total Number	Weighted Average	Cumulative Shares	Dollar Amount
	of Shares	Price Paid Per	Repurchased Under	Remaining Under
	Repurchased	Share	the Program	The Program

February 2011 Program
January 1 through January 31, 2016	-	$-	6,535,584	$52,485,644
February 1 through February 29, 2016	153,997	129.22	6,689,581	32,585,505
March 1 through March 31, 2016	246,003	132.35	6,935,584	$100,025,990

First Quarter Total	400,000	$131.15

April 1 through April 30, 2016	-	$-	6,935,584	$100,025,990
May 31 through May 31, 2016	93,607	127.15	7,029,191	88,123,961
June 1 through June 30, 2016	286,527	132.45	7,315,718	$50,173,009

Second Quarter Total	380,134	$131.15

July 1 through July 31, 2016	-	$-	7,315,718	$50,173,009
August 1 through August 31, 2016	-	-	7,315,718	50,173,009
September 1 through September 30, 2016	-	-	7,315,718	$50,173,009

Third Quarter Total	-	$-

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

Chemed Corporation
(Registrant)

Dated:	November 1, 2016	By:	/s/ Kevin J. McNamara
Kevin J. McNamara
(President and Chief Executive Officer)

Dated:	November 1, 2016	By:	/s/ David P. Williams
David P. Williams
(Executive Vice President and Chief Financial Officer)

Dated:	November 1, 2016	By:	/s/ Arthur V. Tucker, Jr.
Arthur V. Tucker, Jr.
(Vice President and Controller)