Form 10-K
period 2016-12-31
CHEMED CORP
filed 2017-02-27
CIK 19584

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT
PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

☑ For the fiscal year ended December 31, 2016
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

The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing price of said stock on the New York Stock Exchange – Composite Transaction Listing on June 30, 2016 ($136.31 per share), was $2,156,861,482

At February 15, 2017, 16,313,155 shares of Chemed Capital Stock (par value $1 per share) were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Document	Where Incorporated
2016 Annual Report to Stockholders (specified portions)	Parts I, II, and IV
Proxy Statement for Annual Meeting to be held May 15, 2017	Part III

CHEMED CORPORATION
2016 FORM 10-K ANNUAL REPORT

Table of Contents

PART I

Item 1.	Business
Item 1A.	Risk Factors
Item 1B.	Unresolved Staff Comments
Item 2.	Properties
Item 3.	Legal Proceedings
Item 4.	Mine Safety Disclosures

PART II

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Item 6.	Selected Financial Data
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk
Item 8.	Financial Statements and Supplementary Data
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Item 9A.	Controls and Procedures
Item 9B.	Other Information

PART III

Item 10.	Directors, Executive Officers and Corporate Governance
Item 11.	Executive Compensation
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Item 13.	Certain Relationships and Related Transactions and Director Independence
Item 14.	Principal Accountant Fees and Services

PART IV

Item 15.	Exhibits and Financial Statement Schedules
Item 16.	Form 10-K Summary

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

During 2016, Chemed conducted its business operations in two segments: the VITAS segment (VITAS) and the Roto-Rooter segment (Roto-Rooter).  VITAS provides hospice and palliative care services to its patients through a network of physicians, registered nurses, home health aides, social workers, clergy and volunteers.  Roto-Rooter provides plumbing, drain cleaning, water restoration and other related services to both residential and commercial customers.

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

Financial Information about Industry Segments

The required segment and geographic data for the Company’s continuing operations (as described below) for three years ended December 31, 2014, 2015 and 2016 are shown in Note 5 of the Notes to Consolidated Financial Statements on pages 58-60 of the 2016 Annual Report to Stockholders and are incorporated herein by reference.

Description of Business by Segment

The information called for by this item is included within Note 5 of the Notes to Consolidated Financial Statements appearing on pages 58-60 of the 2016 Annual Report to Stockholders is incorporated herein by reference.

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

Customer Concentration

Roto-Rooter’s business has a large and diverse customer base.  Approximately 95% of VITAS’ revenue is from the United States government through the Medicare program.  The loss of a portion or all of our Medicare revenue would have a material adverse effect on the Company.

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

VITAS

Hospice care in the United States is competitive.  Plans of care for hospice services are not proprietary. As a result VITAS competes and differentiates itself primarily on the basis of its ability to deliver quality, responsive services within the requirements of Medicare’s conditions of participation.  VITAS is one of the nation’s largest providers of hospice services in an industry dominated primarily by small, non-profit, community-based hospices.  Approximately 30% of all hospices are not-for-profit.  Because the hospice care industry is highly fragmented, VITAS competes with a large number of organizations.

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

Billing Audits/ Claims Reviews.  The Medicare program and its Medicare Administrative Contractors and other payors periodically conduct pre-payment or post-payment reviews and other reviews and audits of health care claims, including hospice claims.  There is pressure from state and federal governments and other payors to scrutinize health care claims to determine their validity and appropriateness.  In order to conduct these reviews, the payor requests documentation from VITAS and then reviews that documentation to determine compliance with applicable rules and regulations, including the eligibility of patients to receive hospice benefits, the appropriateness of the care provided to those patients and the documentation of that care.  VITAS’ claims have been subject to review and audit.  We make appropriate provisions in our accounting records to reduce our revenue for anticipated denial of payment related to these audits and reviews.  We believe our hospice programs comply with all payor requirements at the time of billing.  However, we cannot predict whether future billing reviews or similar audits by payors will result in material denials or reductions in revenue.

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

Overview of Government Payments—General.  Over 95% of VITAS’ revenue consisted of payments from the Medicare and Medicaid programs.  Such payments are made primarily on a “per diem” basis.  Under the per diem reimbursement methodology, VITAS is essentially at risk for the cost of eligible services provided to hospice patients.  Profitability is therefore largely dependent upon VITAS’ ability to manage the costs of providing hospice services to patients.  Increases in operating costs, such as labor and supply costs that are subject to inflation and other increases, without a compensating increase in Medicare and Medicaid rates, could have a material adverse effect on VITAS’ business in the future.  The Medicare and Medicaid programs are increasing pressure to control health care costs and to decrease or limit increases in reimbursement rates for health care services.  As with most government programs, the Medicare and Medicaid programs are subject to statutory and regulatory changes, possible retroactive and prospective rate and payment adjustments, administrative rulings, freezes and funding reductions, all of which may adversely affect the level of program payments and could have a material adverse effect on VITAS’ business.  VITAS’ levels of revenues and profitability are subject to the effect of legislative and regulatory changes, including possible reductions in coverage or payment rates, or changes in methods of payment, by the Medicare and Medicaid programs.

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

Medicare Payment for Physician Services.  Payment for direct patient care physician services delivered by hospice physicians is billed separately by the hospice to the Medicare Administrative Contractors and paid at the lesser of the actual charge or the Medicare allowable charge for these services.  This payment is in addition to the per diem rates VITAS receives for hospice care.  Payment for hospice physicians’ administrative and general supervisory activities is included in the daily rates discussed above.  Payments for attending physician professional services (other than services furnished by hospice physicians) are not paid to the hospice, but rather are paid directly to the attending physician by the Medicare Administrative Contractors.  For fiscal 2016, approximately 2% of VITAS’ net revenue was attributable to physician services.

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

Second, Medicare payments to a hospice are also subject to a separate cap based on overall average payments per admission.  Any payments exceeding this overall hospice cap must be refunded by the hospice.  This cap was set at $27,820.75 per admission for the twelve-month period ended on October 31, 2016, and is adjusted annually to account for inflation.  VITAS’ hospices may be subject to future payment reductions or recoupments as the result of this cap.

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

Overview of Government Payments – Medicaid

Medicaid Coverage and Reimbursements.  State Medicaid programs are another source of VITAS’ net patient revenue.  Medicaid is a state-administered program financed by state funds and matching federal funds to provide medical assistance to the indigent and certain other eligible persons.  In 1986, hospice services became an optional state Medicaid benefit.  For those states that elect to provide a hospice benefit, the Medicaid program is required to pay the hospice at rates at least equal to the rates provided under Medicare and calculated using the same methodology.  States maintain flexibility to establish their own hospice election procedures and to limit the number and duration of benefit periods for which they will pay for hospice services.  Reimbursement from state Medicaid programs in 2016 accounted for 5% of VITAS’ revenues.

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

Managed Medicaid. In some states in which VITAS operates, the state legislatures have established managed Medicaid programs.  Managed Medicaid programs outsource the process of eligibility determination and payment by Medicaid to private insurance companies.  In some states, participants are required to choose a managed Medicaid provider.  VITAS must negotiate participant eligibility and documentation requirements, as well as hospice pay rates with each managed Medicaid provider.  These requirements and pay rates may or may not align with the applicable Medicare hospice regulations and pay rates.

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

On May 2, 2013, the government filed a False Claims Act complaint against the Company and certain of its hospice-related subsidiaries in the U.S. District Court for the Western District of Missouri, United States v. VITAS Hospice Services, LLC, et al., No. 4:13-cv-00449-BCW (the “2013 Action”).  Prior to that date, the Company received various qui tam lawsuits and subpoenas from the U.S. Department of Justice and OIG that have been previously disclosed.  The 2013 Action alleges that, since at least 2002, VITAS, and since 2004, the Company, submitted or caused the submission of false claims to the Medicare program by (a) billing Medicare for continuous home care services when the patients were not eligible, the services were not provided, or the medical care was inappropriate, and (b) billing Medicare for patients who were not eligible for the Medicare hospice benefit because they did not have a life expectancy of six months or less if their illnesses ran their normal course.  This complaint seeks treble damages, statutory penalties, and the costs of the action, plus interest.  The defendants filed a motion to dismiss on September 24, 2013.  On September 30, 2014, the Court denied the motion, except to the extent that claims were filed before July 24, 2002. On November 13, 2014, the government filed a Second Amended Complaint.  The Second Amended Complaint changed and supplemented some of the allegations, but did not otherwise expand the causes of action or the nature of the relief sought against VITAS.  VITAS filed its Answer to the Second Amended Complaint on August 11, 2015.  The case is in the discovery phase. The Company is not able to reasonably estimate the probability of loss or range of loss at this time.

The net costs incurred related to U.S. v. Vitas and related regulatory matters were $5.3 million, $5.0 million and $2.1 million for 2016, 2015 and 2014 respectively.

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

At December 31, 2016, the Company’s accrual for its estimated liability for potential environmental cleanup and related costs arising from the 1991 sale of DuBois Chemicals Inc. (“DuBois”) amounted to $1.7 million.  Of this balance, $901,000 is included in other liabilities and $826,000 is included in other current liabilities.  The Company is contingently liable for additional DuBois-related environmental cleanup and related costs up to a maximum of $14.9 million.  On the basis of a continuing evaluation of the Company’s potential liability, and in consultation with the Company’s environmental attorney, management believes that it is not probable this additional liability will be paid.  Accordingly, no provision for this contingent liability has been recorded.  Although it is not presently possible to reliably project the timing of payments related to the Company’s potential liability for environmental costs, management believes that any adjustments to its recorded liability will not materially adversely affect its financial position or results of operations.

The Company, to the best of its knowledge, is currently in compliance in all material respects with the environmental laws and regulations affecting its operations.  Such environmental laws, regulations and enforcement proceedings have not required the Company to make material increases in or modifications to its capital expenditures and they have not had a material adverse effect on sales or net income.  Capital expenditures for the purpose of complying with environmental laws and regulations during 2017 and 2018 with respect to continuing operations are not expected to be material in amount; there can be no assurance, however, that presently unforeseen legislative enforcement actions will not require additional expenditures.

Employees

On December 31, 2016, Chemed Corporation had a total of 14,613 employees.

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

Cybersecurity

In the normal course of business, our information technology systems hold sensitive customer information including names, addresses and partial credit card information.  Additionally, we utilize those same systems to perform our day-to-day activities, such as receiving customer calls, dispatching technicians to jobs and maintaining an accurate record of all transactions.  We have not experienced any known attacks on our information technology systems that compromised customer data or the Company’s proprietary data.  We maintain our information technology systems with safeguard protection against cyber-attacks including intrusion detection and protection services, firewalls and virus detection software.  Additionally, on a quarterly basis, we test our information technology systems by using cyber-scanning software and other methods to learn how a successful attack may be made.  We remedy any issues encountered during these tests.  We have developed and tested a response plan in the event of a successful attack and we maintain commercial insurance related to a cyber-attack.  However, these safeguards do not ensure that a significant cyber-attack could not occur.  A successful attack on our information technology systems could have significant consequences to the business including liability for compromised customer information and business interruption.

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

Certificate of Need Laws.  Many states, including Florida, have certificate of need laws or other similar health planning laws that apply to hospice care providers.  These states may require some form of state agency review or approval prior to opening a new hospice program, to adding or expanding hospice services, to undertaking significant capital expenditures or under other specified circumstances.  Approval under these certificate of need laws is generally conditioned on the showing of a demonstrable need for services in the community.  VITAS may seek to develop, acquire or expand hospice programs in states having certificate of need laws.  To the extent that state agencies require VITAS to obtain a certificate of need or other similar approvals to expand services at existing hospice programs or to make acquisitions or develop hospice programs in new or existing geographical markets, VITAS’ plans could be adversely affected by a failure to obtain a certificate or approval.  In addition, competitors may seek administratively or judicially to challenge such an approval or proposed approval by the state agency.  Such a challenge, whether or not ultimately successful, as well as a state significantly changing its existing certificate of need rules and regulations, could adversely affect VITAS.

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

Claims Review.  The Medicare and Medicaid programs and their Medicare Administrative Contractors and other payors periodically conduct pre-payment or post-payment reviews and other reviews and audits of health care claims, including hospice claims.  As a result of such reviews or audits, VITAS could be required to return any amounts found to be overpaid, or amounts found to be overpaid could be recouped through reductions in future payments.  There is pressure from state and federal governments and other payors to scrutinize health care claims to determine their validity and appropriateness.  VITAS’ claims have been subject to review and audit.  We cannot assure you that reviews and/or similar audits of VITAS’ claims will not result in material recoupments, denials or other actions that could have a material adverse effect on VITAS’ business, financial condition and results of operations.  See the discussion of OIG investigations pending against VITAS under Other Health Care Regulations, above.

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

A significant element of VITAS’ growth strategy is expected to include expansion of its business in new and existing markets.  This aspect of VITAS’ growth strategy may not be successful, which could adversely impact its growth and profitability.  We cannot assure you that VITAS will be able to:

•	Identify markets that meet its selection criteria for new hospice locations;

•	Hire and retain qualified management teams to operate each of its new hospice locations;

•	Manage a large and geographically diverse group of hospice locations;

•	Become Medicare and Medicaid certified in new markets;

•	Generate sufficient hospice admissions to operate profitably in these new markets;

•	Compete effectively with existing hospices in new markets; or

•	Obtain state licensure and/or a certificate of need from appropriate state agencies in new markets.

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

VITAS provides hospice care to many Medicare beneficiaries who have elected Medicare managed care.  Under such contracts between HMOs and the federal Department of Health and Human Services, the Medicare payments for hospice services are excluded from the per-member, per-month payment from Medicare to HMOs and instead are paid directly by Medicare to the hospices.  As a result, VITAS’ payments for Medicare beneficiaries enrolled in Medicare risk HMOs are processed in the same way with the same rates as other Medicare beneficiaries.  We cannot assure, however, that payment for hospice services will continue to be excluded from HMO payment under Medicare risk contracts and similar Medicare managed care plans or that if not excluded, managed care organizations or other large third-party payors would not use their power to influence and exert pressure on health care providers to reduce costs in a manner that could have a material adverse effect on VITAS’ business, financial condition and results of operations.

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

VITAS procures professional liability coverage on a claims-made basis.  The insurance contracts specify that coverage is available only during the term of each insurance contract.  VITAS’ management intends to renew or replace the existing claims-made policy annually but such coverage is difficult to obtain, may be subject to cancellation and may be written by carriers that are unable, or unwilling to pay claims Additionally, some risks and liabilities, including claims for punitive damages, are not covered by insurance.

Cybersecurity

In the normal course of business, our information technology systems hold sensitive patient information including patient demographic data, eligibility for various medical plans including Medicare and Medicaid and protected health information.  Additionally, we utilize those same systems to perform our day-to-day activities, such as receiving referrals, assigning medical teams to patients, documenting medical information and maintaining an accurate record of all transactions.  We have not experienced any known attacks on our information technology systems that have compromised patient data or the Company’s proprietary data.  We maintain our information technology systems with safeguard protection against cyber-attacks including active intrusion protection, firewalls and virus detection software.  As discussed previously, we are subject to and comply with HIPPA and HITECH regulations.  We have developed and tested a response plan in the event of a successful attack and we maintain commercial insurance related to a cyber-attack. However, these safeguards do not ensure that a significant cyber-attack could not occur.  A successful attack on our information technology systems could have significant consequences to the business including liability for compromised patient information and business interruption.

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

VITAS’ headquarters and a significant portion of its operations are in south Florida

The occurrence of a natural disaster in any region that VITAS has significant operations could have a negative impact on the business.  VITAS’ headquarters are located in Miami, Florida.  In addition, two of our largest programs are in south Florida.  The location of our headquarters and these large programs increases our exposure to hurricanes.  A major hurricane in south Florida could impede our ability to bill for our services, operate our businesses and serve our patients’ in the affected area.  VITAS maintains a disaster recovery program to mitigate this risk however, natural disasters could have an adverse effect on our future operating performance.

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

The Company’s corporate offices and the headquarters for Roto-Rooter are located in Cincinnati, Ohio.  Roto-Rooter has manufacturing and distribution center facilities in West Des Moines, Iowa and has 120 leased and owned office and service facilities in 27 states.  VITAS, headquartered in Miami, operates 44 programs from 155 leased and owned facilities and 32 inpatient units in 19 states and the District of Columbia.

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

Item 3.  Legal Proceedings

On May 2, 2013, the government filed a False Claims Act complaint against the Company and certain of its hospice-related subsidiaries in the U.S. District Court for the Western District of Missouri, United States v. VITAS Hospice Services, LLC, et al., No. 4:13-cv-00449-BCW (the “2013 Action”).  Prior to that date, the Company received various qui tam lawsuits and subpoenas from the U.S. Department of Justice and OIG that have been previously disclosed.  The 2013 Action alleges that, since at least 2002, VITAS, and since 2004, the Company, submitted or caused the submission of false claims to the Medicare program by (a) billing Medicare for continuous home care services when the patients were not eligible, the services were not provided, or the medical care was inappropriate, and (b) billing Medicare for patients who were not eligible for the Medicare hospice benefit because they did not have a life expectancy of six months or less if their illnesses ran their normal course.  This complaint seeks treble damages, statutory penalties, and the costs of the action, plus interest.  The defendants filed a motion to dismiss on September 24, 2013.  On September 30, 2014, the Court denied the motion, except to the extent that claims were filed before July 24, 2002. On November 13, 2014, the government filed a Second Amended Complaint.  The Second Amended Complaint changed and supplemented some of the allegations, but did not otherwise expand the causes of action or the nature of the relief sought against VITAS.  VITAS filed its Answer to the Second Amended Complaint on August 11, 2015.  The case is in the discovery phase.  The Company is not able to reasonably estimate the probability of loss or range of loss at this time.

For additional procedural history of this litigation, please refer to our prior quarterly and annual filings. The net costs incurred related to U.S. v. Vitas and related regulatory matters were $5.3 million, $5.0 million and $2.1 million for 2016, 2015 and 2014 respectively

In November 2013, two shareholder derivative lawsuits were filed against the Company’s current and former directors, as well as certain of its officers, both of which are covered by the Company’s commercial insurance.  On November 6, 2013, KBC Asset Management NV filed suit in the United States District Court for the District of Delaware, KBC Asset Management NV, derivatively on behalf of Chemed Corp. v. McNamara, et al., No. 13 Civ. 1854 (LPS) (D. Del.).  On November 14, 2013, Mildred A. North filed suit in the United States District Court for the Southern District of Ohio, North, derivatively on behalf of Chemed Corp. v. Kevin McNamara, et al., No. 13 Civ. 833 (MRB) (S.D. Ohio).  Those proceedings were subsequently consolidated in the District of Delaware under the caption In re Chemed Corp. Shareholder and Derivative Litigation, No. 13 Civ. 1854 (LPS) (CJB) (D. Del.), by Order of the United States District Court for the District of Delaware dated February 2, 2015.  Also on February 2, 2015, the Court appointed Plaintiff KBC the sole lead plaintiff and its counsel, the sole lead and liaison counsel.

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

However, on that date (June 13, 2016), counsel for Chemed shareholder Michael Kvint filed a letter with the court requesting a two-week extension (1) to file a motion to substitute Mr. Kvint as Lead Plaintiff, in place of Lead Plaintiff KBC; and (2) in that capacity, to file an amended Complaint.  Alternatively, counsel for Mr. Kvint requested that any dismissal of the action be with prejudice to KBC only.  On June 14, 2016, Chemed filed a reply letter with the court, reserving its rights to oppose any motion filed by Mr. Kvint and, if warranted, to oppose any other actions taken by Mr. Kvint to proceed with the action (including by filing an untimely amended Complaint).  On June 21, 2016, the court entered an Oral Order providing Mr. Kvint until June 30, 2016 to file a Motion to Substitute and Motion for Leave to File an Amended Complaint.  On that date, Mr. Kvint filed, under seal, a Motion to Substitute Plaintiff and File Amended Complaint, and attached a Proposed Amended Complaint.  Chemed filed an Answering Brief in Opposition to Mr. Kvint’s motion on July 18, 2016. Mr. Kvint filed a Reply Brief in Support of his motion on July 27, 2016.  The Court requested further briefing.

Jordan Seper, (“Seper”) a Registered Nurse at VITAS' Inland Empire program from May 12, 2014 to March 21, 2015, filed a lawsuit in San Francisco Superior Court on September 26, 2016.  She alleged VITAS Healthcare Corp of CA (“VITAS CA”) (1) failed to provide minimum wage for all hours worked; (2) failed to provide overtime for all hours worked; (3) failed to provide a second meal period; (4) failed to provide rest breaks; (5) failed to indemnify for necessary expenditures; (6) failed to timely pay wages due at time of separation; and (7) engaged in unfair business practices.  Seper seeks a state-wide class action of current and former non-exempt employees employed with VITAS in California within the four years preceding the filing of the lawsuit.  She seeks court determination that this action may be maintained as a class action for the entire California class and subclasses, designation as class representative, declaratory relief, injunctive relief, damages (including wages for regular or overtime hours allegedly worked but not paid, premium payments for missed meal or rest periods, and unreimbursed expenses), all applicable penalties associated with each claim, pre and post-judgment interest, and attorneys' fees and costs.  Seper served VITAS CA with the lawsuit,  Jordan A. Seper on behalf of herself and others similarly situated v. VITAS Healthcare Corporation of California, a Delaware corporation; VITAS Healthcare Corp of CA, a business entity unknown; and DOES 1 to 100, inclusive; Los Angeles Superior Court Case Number BC 642857 on October 13, 2016.

On November 14, 2016, the Parties filed a Stipulation to transfer the venue of the lawsuit from San Francisco to Los Angeles.  The Los Angeles Superior Court accepted transfer of the case on December 6, 2016.  On December 16, 2016, VITAS CA filed its Answer and served written discovery on Seper.

Jiwan Chhina ("Chhina"), hired by VITAS as a Home Health Aide on February 5, 2002, is currently a Licensed Vocational Nurse for VITAS' San Diego program.  On September 27, 2016, Chhina filed a lawsuit in San Diego Superior Court, alleging (1) failure to pay minimum wage for all hours worked; (2) failure to provide overtime for all hours worked; (3) failure to pay wages for all hours at the regular rate; (4) failure to provide meal periods; (5) failure to provide rest breaks; (6) failure to provide complete and accurate wage statements; (7) failure to pay for all reimbursement expenses; (8) unfair business practices; and (9) violation of the California Private Attorneys General Act.  Chhina seeks to pursue these claims in the form of a state-wide class action of current and former non-exempt employees employed with VITAS in California within the four years preceding the filing of the lawsuit.  He seeks court determination that this action may be maintained as a class action for the entire California class and subclasses, designation as class representative, declaratory relief, injunctive relief, damages (including wages for regular or overtime hours allegedly worked but not paid, premium payments for missed meal or rest periods, and unreimbursed expenses), all applicable penalties associated with each claim, pre-judgment interest, and attorneys' fees and costs.  Chhina served VITAS CA with the lawsuit, Jiwann Chhina v. VITAS Health Services of California, Inc., a California corporation; VITAS Healthcare Corporation of California, a Delaware corporation; VITAS Healthcare Corporation of California, a Delaware corporation dba VITAS Healthcare, Inc.; and DOES 1 to 100, inclusive; San Diego Superior Court Case Number 37-2015-00033978-CU-OE-CTL on November 3, 2016.  On December 1, 2016, VITAS filed its Answer and served written discovery on Plaintiff.

The Company is not able to reasonably estimate the probability of loss or range of loss for either of these lawsuits at this time.

The Company intends to defend vigorously against the allegations in each of the above lawsuits.  Regardless of the outcome of any of the preceding matters, responding to the subpoenas and dealing with the various regulatory agencies and opposing parties can adversely affect us through defense costs, potential payments, diversion of management time, and related publicity.  Although the Company intends to defend them vigorously, there can be no assurance that those suits will not have a material adverse effect on the Company

See also the OIG matters pending against VITAS under Other Healthcare Regulations, above.

Item 4.  Mine Safety Disclosures

None.

Executive Officers of the Company

Name	Age	Office	First Elected
Kevin J. McNamara	63	President and Chief Executive Officer	August 2, 1994 (1)
Nicholas M. Westfall	38	Executive Vice President	June 16, 2016 (2)
Spencer S. Lee	61	Executive Vice President	May 15, 2000 (3)
David P. Williams	56	Executive Vice President and Chief Financial Officer	March 5, 2004 (4)
Arthur V. Tucker, Jr.	67	Vice President and Controller	February 1, 1989 (5)

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

(2)
Mr. N.M. Westfall is an Executive Vice President of the Company and has held this position since June 2016.  He is also Chief Executive Officer of VITAS, a wholly owned subsidiary of the Company, and has held this position since June 16, 2016.  Previously, from May 2015 to June 15, 2016, he also served as Chief Operating Office of VITAS.  Previously, he served as Senior Vice President of VITAS from April 2012 to April of 2015.  Prior to that he served as Director of Information Technology and Operations for Chemed from May 2009 to April of 2012.

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

Each executive officer holds office until the annual election at the next annual organizational meeting of the Board of Directors of the Company which is scheduled to be held on May 15, 2017.

PART II

Item 5.  Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company’s Capital Stock (par value $1 per share) is traded on the New York Stock Exchange under the symbol CHE.  The range of the high and low sale prices on the New York Stock Exchange and dividends paid per share for each quarter of 2015 and 2016 are set forth below.

	Closing		Dividends Paid
	High	Low	Per Share
2015

First Quarter	$123.42	101.14	$0.22
Second Quarter	132.80	115.25	0.22
Third Quarter	152.23	129.21	0.24
Fourth Quarter	158.74	128.41	0.24

2016

First Quarter	$148.71	126.48	$0.24
Second Quarter	140.09	126.08	0.24
Third Quarter	150.01	131.20	0.26
Fourth Quarter	161.01	133.29	0.26

Future dividends are dependent upon the Company’s earnings and financial condition, compliance with certain debt covenants and other factors not presently determinable.

As of February 15, 2017, there were approximately 1,807 stockholders of record of the Company’s Capital Stock.  This number only includes stockholders of record and does not include stockholders with shares beneficially held in nominee name or within clearinghouse positions of brokers, banks or other institutions.

During 2016, the number of shares of Capital Stock repurchased by the Company, the weighted average price paid for each share, the cumulative shares repurchased under each program and the dollar amounts remaining under each program were as follows:

Company Purchase of Shares of Capital Stock

	Total Number	Weighted Average	Cumulative Shares	Dollar Amount
	of Shares	Price Paid Per	Repurchased Under	Remaining Under
	Repurchased	Share	the Program	The Program

February 2011 Program
January 1 through January 31, 2016	-	$-	6,535,584	$52,485,644
February 1 through February 29, 2016	153,997	129.22	6,689,581	32,585,505
March 1 through March 31, 2016	246,003	132.35	6,935,584	$100,025,990

First Quarter Total	400,000	$131.15

April 1 through April 30, 2016	-	$-	6,935,584	$100,025,990
May 31 through May 31, 2016	93,607	127.15	7,029,191	88,123,961
June 1 through June 30, 2016	286,527	132.45	7,315,718	$50,173,009

Second Quarter Total	380,134	$131.15

July 1 through July 31, 2016	-	$-	7,315,718	$50,173,009
August 1 through August 31, 2016	-	-	7,315,718	50,173,009
September 1 through September 30, 2016	-	-	7,315,718	$50,173,009

Third Quarter Total	-	$-

October 1 through October 31, 2016	-	$-	7,315,718	$50,173,009
November 1 through November 30, 2016	-	-	7,315,718	50,173,009
December 1 through December 31, 2016	-	-	7,315,718	$50,173,009

Fourth Quarter Total	-	$-

On March 14, 2016, our Board of Directors authorized an additional $100 million under February 2011 Repurchase Program.

As of December 31, 2016, the number of stock options and performance share units outstanding under the Company’s equity compensation plans, the weighted average exercise price of outstanding options, and the number of securities remaining available for issuance were as follows:

EQUITY COMPENSATION PLAN INFORMATION

	Number of securities to be issued upon exercise of outstanding warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column)
Plan Category

Equity compensation plans approved by stockholders (1)	1,891,752	$110.24	946,414

(1)	Amount includes 63,774 shares allocated to certain employees which vest upon attainment of specified earnings per share targets and specified total shareholder return targets.

Comparative Stock Performance

The graph below compares the yearly percentage change in the Company’s cumulative total stockholder return on Capital Stock (as measured by dividing (i) the sum of (A) the cumulative amount of dividends for the period December 31, 2011, to December 31, 2016, assuming dividend reinvestment, and (B) the difference between the Company’s share price at December 31, 2011 and December 31, 2016; by (ii) the share price at December 31, 2011) with the cumulative total return, assuming reinvestment of dividends, of the (1) S&P 500 Stock Index and (2) Dow Jones Industrial Diversified Index.

Chemed Corporation
Cumulative Total Stockholder Return for
Five-Year Period Ending December 31, 2016
(In Dollars)
350.00
300.00
250.00
200.00
150.00
100.00
50.00
0.00
2011
2012
2013
2014
2015
2016
Chemed Corporation
S&P 500 Index - Total Returns
Dow Jones Diversified Industrials Index

December 31,	2011	2012	2013	2014	2015	2016
Chemed Corporation	100.00	135.44	152.87	212.69	303.62	327.52
S&P 500	100.00	116.00	153.57	174.60	177.01	198.18
Dow Jones Diversified Industrials	100.00	120.81	171.71	173.51	195.79	217.24

Item 6.  Selected Financial Data

The information called for by this Item for the five years ended December 31, 2016 is set forth on page 73 of the 2016 Annual Report to Stockholders and is incorporated herein by reference.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information called for by this Item is set forth on pages 77 through 96 of the 2016 Annual Report to Stockholders and is incorporated herein by reference.

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

The market value of the Company’s long-term debt at December 31, 2016 is approximately $108.8 million which equals the carrying value of $108.8 million as all outstanding debt is at a variable interest rate.

Item 8.  Financial Statements and Supplementary Data

The consolidated financial statements, together with the report thereon of PricewaterhouseCoopers LLP dated February 27, 2017, appearing on pages 42 through 70 of the 2016 Annual Report to Stockholders, along with the Supplementary Data (Unaudited Summary of Quarterly Results) appearing on pages 71-72, are incorporated herein by reference.

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

Management’s Report on Internal Control Over Financial Reporting

Refer to Management’s Report on Internal Control over Financial Reporting and Report of Independent Registered Public Accounting Firm on pages 42 and 43 of the Company’s 2016 Annual Report to Stockholders, which are incorporated herein by reference.

Changes in Internal Control Over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act during the Company’s fiscal quarter ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The directors of the Company are:

Kevin J. McNamara
Joel F. Gemunder
Patrick P. Grace
Thomas C. Hutton
Walter L. Krebs
Andrea R. Lindell
Thomas P. Rice
Donald E. Saunders
George J. Walsh III
Frank E. Wood

The additional information required under this Item is set forth in the Company’s 2017 Proxy Statement and in Part I hereof under the caption “Executive Officers of the Registrant” and is incorporated herein by reference.

The Company has adopted a Code of Ethics that applies to the Company’s principal executive officer, principal financial officer, principal accounting officer, directors and employees.  A copy of this Code of Ethics is incorporated with this report as Exhibit 14 and it is also posted on the Company’s Web site, www.chemed.com.

Item 11. Executive Compensation

Information required under this Item is set forth in the Company’s 2017 Proxy Statement, which is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required under this Item is set forth in the Company’s 2017 Proxy Statement, which is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions and Director Independence.

Information required under this Item is set forth in the Company’s 2017 Proxy Statement, which is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

Audit Fees

PricewaterhouseCoopers LLP billed the Company $1,970,000 for 2015 and $2,052,000 for 2016.  These fees were for professional services rendered for the integrated audit of the Company’s annual financial statements and of its internal control over financial reporting, review of the financial statements included in the Company’s Forms 10-Q and review of documents filed with the SEC.

Audit-Related Fees

PricewaterhouseCoopers LLP billed the Company $134,000 and $136,000 for 2015 and 2016, respectively, for audit-related services.  These services were related primarily to the audit of one of VITAS’ Florida subsidiaries.

Tax Fees

No such services were rendered in 2015 or 2016.

All Other Fees

No such other services were rendered in 2015 or 2016.

The Audit Committee has adopted a policy which requires the Committee’s pre-approval of audit and non-audit services performed by the independent auditor to assure that the provision of such services does not impair the auditor’s independence.  The Audit Committee pre-approved all of the audit and non-audit services rendered by PricewaterhouseCoopers LLP as listed above.

PART IV

Item 15	Exhibits and Financial Statement Schedule
Exhibits
3.1	Certificate of Incorporation of Chemed Corporation.*

3.2	Certificate of Amendment to Certificate of Incorporation.*

3.3	By-Laws of Chemed Corporation, as amended February 17, 2017

10.1	1999 Long-Term Employee Incentive Plan as amended through May 20, 2002.*,**

10.2	2002 Executive Long-Term Incentive Plan, as amended May 18, 2004.*,**

10.3	2004 Stock Incentive Plan.*,**

10.4	2006 Stock Incentive Plan, as amended August 11, 2006.*,**

10.5	2010 Stock Incentive Plan.*,**

10.6	2015 Stock Incentive Plan**

10.7	Employment Agreement with David P. Williams dated December 1, 2006.*,**

10.8	First Amendment to Employment Agreement with David P. Williams dated July 9, 2009.*,**

10.9	Employment Agreement with Timothy S. O’Toole dated May 6, 2007.*,**

10.10	First Amendment to Employment Agreement with Timothy S. O’Toole dated July 9, 2009.*,**

10.11	Consulting Agreement with Timothy S. O'Toole dated June 16, 2016.

10.12	Employment Agreement with Kevin J. McNamara dated May 3, 2008.*,**

10.13	First Amendment to Employment Agreement with Kevin J. McNamara dated July 9, 2009.*,**

10.14	Excess Benefits Plan, as restated and amended, effective June 1, 2001.*,**

10.15	Amendment No. 1 to Excess Benefits Plan, effective July 1, 2001.*,**

10.16	Amendment No. 2 to Excess Benefits Plan, effective November 7, 2003.*,**

10.17	Non-Employee Directors’ Deferred Compensation Plan.*,**

10.18	Chemed/Roto-Rooter Savings & Retirement Plan, effective January 1, 1999.*,**

10.19	First Amendment to Chemed/Roto-Rooter Savings & Retirement Plan, effective September 6, 2000.*,**

10.20	Second Amendment to Chemed/Roto-Rooter Savings & Retirement Plan, effective January 1, 2001.*,**

10.21	Third Amendment to Chemed/Roto-Rooter Savings & Retirement Plan, effective December 12, 2001.*,**

10.22		Directors Emeriti Plan.*,**

10.23		Chemed Corporation Change in Control Severance Plan, as amended July 9, 2009.*,**

10.24		Chemed Corporation Senior Executive Severance Policy, as amended July 9, 2009.*,**

10.25		Roto-Rooter Deferred Compensation Plan No. 1, as amended January 1, 1998.*,**

10.26		Roto-Rooter Deferred Compensation Plan No. 2.*,**

10.27		Form of Performance-Based Restricted Stock Units Award*,**

10.28		Form of Restricted Stock Award.*,**

10.29		Form of Stock Option Grant, pre-2013.*,**

10.30		Form of Stock Option Grant, 2013.*,**

10.31		Form of Stock Option Grant, 2013.*,**

10.32		Form of Stock Option Grant, 2015

10.33		Third Amended and Restated Credit Agreement by and among Chemed Corporation, JP Morgan Chase Bank NA, and other lenders as of June 30, 2014, exhibits and schedules thereto.*

12		Computation of Ratio of Earnings to Fixed Charges.

13		2016 Annual Report to Stockholders.

14		Policies on Business Ethics of Chemed Corporation

21		Subsidiaries of Chemed Corporation.

23		Consent of Independent Registered Public Accounting Firm.

24		Powers of Attorney.

31.1		Certification by Kevin J. McNamara pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act of 1934.

31.2		Certification by David P. Williams pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act of 1934.

31.3		Certification by Arthur V. Tucker, Jr. pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act of 1934.

32.1		Certification by Kevin J. McNamara pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2		Certification by David P. Williams pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.3		Certification by Arthur V. Tucker, Jr. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS		XBRL Instance Document*

101.SCH		XBRL Extension Schema*

101.CAL		XBRL Taxonomy Extension Calculation Linkbase*

101.DEF		XBRL Taxonomy Extension Definition Linkbase*

101.LAB		XBRL Taxonomy Extension Label Linkbase*

101.PRE		XBRL Taxonomy Extension Presentation Linkbase*

	*	This exhibit is being filed by means of incorporation by reference (see Index to Exhibits on page E-1). Each other exhibit is being filed with this Annual Report on Form 10-K.
	**	Management contract or compensatory plan or arrangement.

Financial Statement Schedule
See Index to Financial Statements and Financial Statement Schedule on page S-1.

Item 16. Form 10-K Summary

  Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

February 27, 2017	CHEMED CORPORATION
By Kevin J. McNamara
Kevin J. McNamara
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title		Date
/s/ Kevin J. McNamara Kevin J. McNamara	President and Chief Executive Officer and a Director (Principal Executive Officer)
/s/ David P. Williams David P. Williams	Executive Vice President and Chief Financial Officer (Principal Financial Officer)
/s/ Arthur V. Tucker, Jr. Arthur V. Tucker, Jr.	Vice President and Controller (Principal Accounting Officer)		February 27, 2017
Joel F. Gemunder* Patrick P. Grace* Thomas C. Hutton* Walter L. Krebs* Andrea R. Lindell*	Thomas P. Rice* Donald E. Saunders* George J Walsh III* Frank E. Wood*	Directors

*	Naomi C. Dallob by signing her name hereto signs this document on behalf of each of the persons indicated above pursuant to powers of attorney duly executed by such persons and filed with the Securities and Exchange Commission.

February 27, 2017	/s/ Naomi C. Dallob
Date	Naomi C. Dallob (Attorney-in-Fact)

CHEMED CORPORATION AND SUBSIDIARY COMPANIES

INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE
2014, 2015 AND 2016

Page(s)
Chemed Corporation Consolidated Financial Statements and Financial Statement Schedule

Report of Independent Registered Public Accounting Firm	43*
Consolidated Statement of Income	44*
Consolidated Balance Sheet	45*
Consolidated Statement of Cash Flows	46*
Consolidated Statement of Changes in Stockholders’ Equity	47*
Notes to Consolidated Financial Statements	48-70*

Report of Independent Registered Public Accounting Firm on Financial Statement Schedule	S-2
Schedule II ~~–~~ Valuation and Qualifying Accounts	S-3

*	Indicates page numbers in Chemed Corporation 2016 Annual Report to Stockholders

The consolidated financial statements of Chemed Corporation listed above, appearing in the 2016 Annual Report to Stockholders, are incorporated herein by reference.  The Financial Statement Schedule should be read in conjunction with the consolidated financial statements listed above.  Schedules not included have been omitted because they are not applicable or the required information is shown in the financial statements or notes thereto as listed above.

Report of Independent Registered Public Accounting
Firm on Financial Statement Schedule

To the Board of Directors of Chemed Corporation:

Our audits of the consolidated financial statements and of the effectiveness of internal control over financial reporting referred to in our report dated February 27, 2017 appearing in the 2016 Annual Report to Stockholders of Chemed Corporation (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedule listed in Item 15 of this Form 10-K.  In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP
Cincinnati, Ohio
February 27, 2017

					SCHEDULE II

CHEMED CORPORATION AND SUBSIDIARY COMPANIES
VALUATION AND QUALIFYING ACCOUNTS
(IN THOUSANDS)
DR/(CR)

		ADDITIONS
		(CHARGED)
		CREDITED	(CHARGED)
	BALANCE AT	TO COSTS	CREDITED		BALANCE
	BEGINNING	AND	TO OTHER	DEDUCTIONS	AT END
DESCRIPTION	OF PERIOD	EXPENSES	ACCOUNTS	(a)	OF PERIOD
Allowances for doubtful
accounts (b)

For the year 2016	$(13,244)	$(16,420)	$(1,518)	$16,946	$(14,236)

For the year 2015	$(14,728)	$(14,435)	$(1,169)	$17,088	$(13,244)

For the year 2014	$(12,590)	$(13,079)	$(840)	$11,781	$(14,728)

(a)	With respect to allowances for doubtful accounts, deductions include accounts considered uncollectible or written off, payments, companies divested, etc.

(b)	Classified in consolidated balance sheet as a reduction of accounts receivable.

INDEX TO EXHIBITS

			Page Number
			or
			Incorporation by Reference

Exhibit		File No. and	Previous
Number		Filing Date	Exhibit No.

3.1	Certificate of Incorporation of	Form S-3	4.1
	Chemed Corporation	Reg. No. 33-44177
		11/26/91

3.2	Certificate of Amendment to	Form 8-K	3.1
	Certificate of Incorporation	5/16/06

3.3	By-Laws of Chemed Corporation	Form 8-K
	as amended February 17, 2017	2/17/17

10.1	1999 Long Term Employee	Form 10-K	10.16
	Incentive Plan as amended	3/28/03, **
	through May 20, 2002

10.2	2002 Executive Long-Term	Form 10-Q	10.16
	Incentive Plan, as amended	8/19/04, **
	May 18, 2004

10.3	2004 Stock Incentive Plan	Proxy Statement	A
		3/25/04, **

10.4	2006 Stock Incentive Plan,	Form 10-Q	10.1
	as amended August 11, 2006	8/14/06, **

10.5	2010 Stock Incentive Plan	Form 8-K	99.1
		5/18/10, **

10.6	2015 Stock Incentive Plan	Form S-8	4.5
		7/15/15, **

10.7	Employment Agreement with David	Form 8-K	10.01
	P. Williams dated December 1,	12/1/06, **
	2006.

10.8	First Amendment to Employment	Form 10-Q	10.2
	Agreement with David P. Williams	10/30/09, **
	dated July 9, 2009.

10.9	Employment Agreement with	Form 8-K	10.02
	Timothy S. O’Toole dated	5/7/07, **
	May 6, 2007.

10.10	First Amendment to Employment	Form 10-Q	10.3
	Agreement with Timothy S.	10/30/09, **
	O’Toole dated July 9, 2009.

10.11	Consulting Agreement with	Form 8-K	10.1
	Timothy S. O’Toole dated	6/8/16, **
	June 16, 2016.

10.12	Employment Agreement with	Form 8-K	10.01
	Kevin J. McNamara dated	5/6/08,**
	May 3, 2008.

10.13	First Amendment to Employment	Form 10-Q	10.1
	Agreement with Kevin J.	10/30/09, **
	McNamara dated July 9, 2009.

10.14	Excess Benefits Plan, as restated	Form 10-K	10.24
	and amended, effective June 1,	3/12/04, **
	2001

10.15	Amendment No. 1 to Excess Benefits	Form 10-K	10.25
	Plan, effective July 1, 2002	3/12/04, **

10.16	Amendment No. 2 to Excess Benefits	Form 10-K	10.26
	Plan, effective November 7, 2003	3/12/04, **

10.17	Non-Employee Directors' Deferred	Form 10-K	10.10
	Compensation Plan	3/24/88, **

10.18	Chemed/Roto-Rooter Savings &	Form 10-K	10.25
	Retirement Plan, effective	3/25/99, **
	January 1, 1999

10.19	First Amendment to Chemed/	Form 10-K	10.22
	Roto-Rooter Savings & Retirement	3/28/02, **
	Plan effective September 6, 2000

10.20	Second Amendment to Chemed/	Form 10-K	10.23
	Roto-Rooter Savings & Retirement	3/28/02, **
	Plan effective January 1, 2001

10.21	Third Amendment to Chemed/	Form 10-K	10.24
	Roto-Rooter Savings & Retirement	3/28/02, **
	Plan effective December 12, 2001

10.22	Directors Emeriti Plan	Form 10-Q	10.11
		5/12/88, **

10.23	Change in Control Severance	Form 10-Q	10.5
	Plan as amended July 9, 2009.	10/30/09, **

10.24	Senior Executive Severance	Form 10-Q	10.4
	Policy as amended July 9, 2009.	10/30/09, **

10.25	Roto-Rooter Deferred Compensation	Form 10-K	10.37
	Plan No. 1, as amended January 1,	3/28/01, **
	1998

10.26	Roto-Rooter Deferred Compensation	Form 10-K	10.38
	Plan No. 2	3/28/01, **

10.27	Form of Performance Based Restricted	Form 10-K	10.32
	Stock Unit Award	2/27/14, **

10.28	Form of Restricted Stock Award	Form 10-K	10.50
3/28/05, **

10.29	Form of Stock Option Grant Pre-2013	Form 10-K	10.51
3/28/05, **

10.30	Form of Stock Option Grant – 2013	Form 10-K	10.35
2/27/14, **

10.31	Form of Stock Option Grant – 2015	Form 10-K	10.30
2/26/16,**

10.32	Third Amended and Restated Credit	Form 8-K	10.1
	Agreement by and among Chemed Corporation,	7/2/14
JP Morgan Chase Bank NA, and other lenders
As of June 30, 2014 exhibits and schedules thereto.

12	Computation of Ratio of Earnings	*
to Fixed Charges

13	2016 Annual Report to Stockholders	*

14	Policies on Business Ethics of Chemed	Form 10-K
	Corporation	2/27/14

21	Subsidiaries of Chemed Corporation	*

23	Consent of Independent Registered	*
Public Accounting Firm

24	Powers of Attorney	*

31.1	Certification by Kevin J. McNamara	*
pursuant to Rule 13a-14(a)/15d-14(a)
of the Exchange Act of 1934.

31.2	Certification by David P. Williams	*
pursuant to Rule 13a-14(a)/15d-14(a)
of the Exchange Act of 1934.

31.3	Certification by Arthur V. Tucker, Jr.	*
pursuant to Rule 13a-14(a)/15d-14(a)
of the Exchange Act of 1934.

32.1	Certification by Kevin J. McNamara	*
pursuant to Section 906 of the
Sarbanes-Oxley Act of 2002.

32.2	Certification by David P. Williams	*
pursuant to Section 906 of the
Sarbanes-Oxley Act of 2002.

32.3	Certification by Arthur V. Tucker,	*
Jr. pursuant to Section 906 of
the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document	*

101.SCH	XBRL Extension Schema	*

101.CAL	XBRL Taxonomy Extension Calculation	*
Linkbase

101.DEF	XBRL Taxonomy Extension Definition	*
Linkbase

101.LAB	XBRL Taxonomy Extension Label	*
Linkbase

101.PRE	XBRL Taxonomy Extension Presentation	*
Linkbase

* Filed herewith.
** Management contract or compensatory plan or arrangement.