Form 10-Q
period 2017-03-31
CHEMED CORP
filed 2017-04-28
CIK 19584

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)

☒    Quarterly Report Under Section 13 or 15 (d) of the Securities Exchange Act of 1934 For the Quarterly Period Ended March 31, 2017

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
Large accelerated filer	☒	Accelerated filer	☐	Non-accelerated filer	☐	Smaller reporting company	☐

Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended the extended transition period for complying with a new or revised financial accounting standards provided pursuant to Section 13 (a) of the Exchange Act  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes	☐	No	☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Amount	Date

Capital Stock $1 Par Value	16,082,181 Shares	March 31, 2017

CHEMED CORPORATION AND
SUBSIDIARY COMPANIES

Index

Page No.
PART I. FINANCIAL INFORMATION:
Item 1. Financial Statements
Unaudited Consolidated Balance Sheets -
March 31, 2017 and December 31, 2016	3

Unaudited Consolidated Statements of Income -
Three months ended March 31, 2017 and 2016	4

Unaudited Consolidated Statements of Cash Flows -
Three months ended March 31, 2017 and 2016	5

Notes to Unaudited Consolidated Financial Statements	6

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	14

Item 3. Quantitative and Qualitative Disclosures about Market Risk	25

Item 4. Controls and Procedures	25

PART II. OTHER INFORMATION
Item 1. Legal Proceedings	25

Item 1A. Risk Factors	25

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	26

Item 3. Defaults Upon Senior Securities	26

Item 4. Mine Safety Disclosures	26

Item 5. Other Information	26

Item 6. Exhibits	27
EX – 31.1
EX – 31.2
EX – 31.3
EX – 32.1
EX – 32.2
EX – 32.3
EX – 101.INS
EX – 101.SCH
EX – 101.CAL
EX – 101.DEF
EX – 101.LAB
EX – 101.PRE

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
CHEMED CORPORATION AND SUBSIDIARY COMPANIES
UNAUDITED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	March 31, 2017	December 31, 2016
ASSETS
Current assets
Cash and cash equivalents	$47,049	$15,310
Accounts receivable less allowances of $15,908 (2016 - $14,236)	109,726	132,021
Inventories	5,433	5,755
Prepaid income taxes	1,663	3,709
Prepaid expenses	12,102	13,105
Total current assets	175,973	169,900
Investments of deferred compensation plans	56,596	54,389
Properties and equipment, at cost, less accumulated depreciation of $216,423 (2016 - $211,290)	119,394	121,302
Identifiable intangible assets less accumulated amortization of $32,794 (2016 - $33,225)	54,976	55,065
Goodwill	472,391	472,366
Other assets	6,901	7,037
Total Assets	$886,231	$880,059

LIABILITIES
Current liabilities
Accounts payable	$29,341	$39,586
Current portion of long-term debt	9,375	8,750
Income taxes	12,614	-
Accrued insurance	54,150	47,960
Accrued compensation	37,382	53,979
Accrued legal	2,471	1,805
Other current liabilities	19,050	19,752
Total current liabilities	164,383	171,832
Deferred income taxes	11,875	14,291
Long-term debt	137,500	100,000
Deferred compensation liabilities	56,024	54,288
Other liabilities	15,805	15,549
Total Liabilities	385,587	355,960
Commitments and contingencies (Note 11)
STOCKHOLDERS' EQUITY
Capital stock - authorized 80,000,000 shares $1 par; issued 34,404,220 shares (2016 - 34,270,104 shares)	34,404	34,270
Paid-in capital	651,269	639,703
Retained earnings	983,742	958,149
Treasury stock - 18,407,027 shares (2016 - 18,083,527)	(1,170,933)	(1,110,536)
Deferred compensation payable in Company stock	2,162	2,513
Total Stockholders' Equity	500,644	524,099
Total Liabilities and Stockholders' Equity	$886,231	$880,059

See accompanying notes to unaudited consolidated financial statements.

CHEMED CORPORATION AND SUBSIDIARY COMPANIES
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)

	Three Months Ended March 31,
	2017	2016
Service revenues and sales	$405,864	$390,389
Cost of services provided and goods sold (excluding depreciation)	285,140	278,435
Selling, general and administrative expenses	69,458	59,045
Depreciation	8,893	8,424
Amortization	46	92
Other operating expenses	873	-
Total costs and expenses	364,410	345,996
Income from operations	41,454	44,393
Interest expense	(995)	(842)
Other income/(expense) - net	2,463	(2,924)
Income before income taxes	42,922	40,627
Income taxes	(13,078)	(15,787)
Net income	$29,844	$24,840

Earnings Per Share
Net income	$1.84	$1.49
Average number of shares outstanding	16,219	16,720

Diluted Earnings Per Share
Net income	$1.78	$1.45
Average number of shares outstanding	16,801	17,170

Cash Dividends Per Share	$0.26	$0.24

See accompanying notes to unaudited consolidated financial statements.

CHEMED CORPORATION AND SUBSIDIARY COMPANIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Three Months Ended March 31,
	2017	2016
Cash Flows from Operating Activities
Net income	$29,844	$24,840
Adjustments to reconcile net income to net cash provided
by operating activities:
Depreciation and amortization	8,939	8,516
Provision for uncollectible accounts receivable	4,249	4,242
Stock option expense	3,001	2,563
Benefit for deferred income taxes	(2,415)	(4,202)
Noncash long-term incentive compensation	827	(305)
Amortization of restricted stock awards	336	539
Amortization of debt issuance costs	129	130
Changes in operating assets and liabilities:
Decrease/(increase) in accounts receivable	17,972	(41,050)
Decrease in inventories	322	212
Decrease in prepaid expenses	1,003	546
Decrease in accounts payable and other current liabilities	(10,766)	(7,567)
Increase in income taxes	14,655	19,448
Increase/(decrease) in other assets	(2,140)	410
Increase/(decrease) in other liabilities	1,992	(140)
Excess tax benefit on share-based compensation	-	(900)
Other sources/(uses)	838	(59)
Net cash provided by operating activities	68,786	7,223
Cash Flows from Investing Activities
Capital expenditures	(9,020)	(11,473)
Other sources/(uses)	(70)	153
Net cash used by investing activities	(9,090)	(11,320)
Cash Flows from Financing Activities
Proceeds from revolving line of credit	116,000	59,000
Payments on revolving line of credit	(76,000)	(3,500)
Purchases of treasury stock	(54,262)	(52,460)
Change in cash overdrafts payable	(8,607)	7,061
Proceeds from exercise of stock options	5,635	2,887
Capital stock surrendered to pay taxes on stock-based compensation	(4,744)	(4,020)
Dividends paid	(4,251)	(4,081)
Payments on other long-term debt	(1,875)	(1,875)
Excess tax benefit on share-based compensation	-	900
Other sources	147	693
Net cash (used)/provided by financing activities	(27,957)	4,605
Increase in Cash and Cash Equivalents	31,739	508
Cash and cash equivalents at beginning of year	15,310	14,727
Cash and cash equivalents at end of period	$47,049	$15,235

See accompanying notes to unaudited consolidated financial statements.

CHEMED CORPORATION AND SUBSIDIARY COMPANIES
Notes to Unaudited Consolidated Financial Statements

1.   Basis of Presentation

As used herein, the terms "We," "Company" and "Chemed" refer to Chemed Corporation or Chemed Corporation and its consolidated subsidiaries.

We have prepared the accompanying unaudited consolidated financial statements of Chemed in accordance with Rule 10-01 of SEC Regulation S-X.  Consequently, we have omitted certain disclosures required under generally accepted accounting principles in the United States (“GAAP”) for complete financial statements. The December 31, 2016 balance sheet data were derived from audited financial statements but do not include all disclosures required by GAAP.  However, in our opinion, the financial statements presented herein contain all adjustments, consisting only of normal recurring adjustments, necessary to state fairly our financial position, results of operations and cash flows.  These financial statements are prepared on the same basis as and should be read in conjunction with the audited Consolidated Financial Statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2016.

EARNINGS PER SHARE
In March 2016, the FASB issued Accounting Standards Update “ASU No. 2016-09 - Compensation – Stock Compensation” which is part of the FASB’s Simplification Initiative.  The object of this initiative is to identify, evaluate, and improve areas of GAAP. The areas of simplification in this initiative involve several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows.  The guidance was effective for fiscal years beginning after December 15, 2016.  We adopted the applicable provisions of ASU 2016-09 on a prospective basis.  The impact of this ASU on our financial statements for the quarter ended March 31, 2017 was to decrease our income tax expense by $3.7 million as the result of excess tax benefits on stock based compensation being recorded on the statements of income. The decrease in income tax expense reduced our effective tax rate to 30.5% in the first quarter of 2017 as compared to 38.9% in the first quarter of 2016.  This, combined with the required change in diluted share count, resulted in an increase to basic earnings per share by $0.23 and an increase to diluted earnings per share by $0.22.

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

In 2013, the U.S. government implemented automatic budget reductions of 2.0% for all government payees, including hospice benefits paid under the Medicare program.  In 2015, CMS determined that the Medicare cap should be calculated “as if” sequestration did not occur.  As a result of this decision, VITAS has received notification from our third party intermediary that an additional $2.1 million is owed for Medicare cap in three programs arising during the 2013, 2014 and 2015 measurement periods.  The amounts were automatically deducted from our semi-monthly PIP payments.  We do not believe that CMS is authorized under the sequestration authority or the statutory methodology for establishing the Medicare cap to demand the $2.1 million under their “as if” methodology.  We have not recorded a reserve as of March 31, 2017 for $1.9 million of the potential exposure.  We have appealed CMS’s methodology change with the appropriate regulatory appeal board.

During the three months ended March 31, 2017 and 2016, respectively, no Medicare cap was recorded.

Shown below is the Medicare cap liability activity for the fiscal periods ended (in thousands):

	March 31,
	2017	2016
Beginning balance January 1,	$235	$1,165
Payments	-	(618)
Ending balance March 31,	$235	$547

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

Three months ended March 31,
2017	2016
$1,937	$1,806

3.   Segments

Service revenues and sales and after-tax earnings by business segment are as follows (in thousands):

	Three months ended March 31,
	2017	2016
Service Revenues and Sales
VITAS	$282,316	$277,528
Roto-Rooter	123,548	112,861
Total	$405,864	$390,389

After-tax Earnings
VITAS	$20,597	$19,087
Roto-Rooter	14,624	13,020
Total	35,221	32,107
Corporate	(5,377)	(7,267)
Net income	$29,844	$24,840

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

4.  Earnings per Share

Earnings per share (“EPS”) are computed using the weighted average number of shares of capital stock outstanding.  Earnings and diluted earnings per share are computed as follows (in thousands, except per share data):

	Net Income
For the Three Months Ended March 31,	Income	Shares	Earnings per Share
2017
Earnings	$29,844	16,219	$1.84
Dilutive stock options	-	490
Nonvested stock awards	-	92
Diluted earnings	$29,844	16,801	$1.78

2016
Earnings	$24,840	16,720	$1.49
Dilutive stock options	-	305
Nonvested stock awards	-	145
Diluted earnings	$24,840	17,170	$1.45

For the three month periods ended March 31, 2017 and 2016, respectively, 402,000 and 421,000 stock options were excluded from the computation of diluted earnings per share because they would have been anti-dilutive.

5.   Long-Term Debt

On June 30, 2014, we replaced our existing credit agreement with the Third Amended and Restated Credit Agreement (“2014 Credit Agreement”).  Terms of the 2014 Credit Agreement consist of a five-year, $350 million revolving credit facility and a $100 million term loan.  The 2014 Credit Agreement has a floating interest rate that is generally LIBOR plus a tiered additional rate which varies based on our current leverage ratio.  The interest rate is LIBOR plus 113 basis points as of March 31, 2017.

The debt outstanding as of March 31, 2017 consists of the following:

Revolver	$65,000
Term loan	81,875
Total	146,875
Current portion of long-term debt	(9,375)
Long-term debt	$137,500

Scheduled principal payments of the term loan are as follows:

2017	$6,875
2018	10,000
2019	65,000
$81,875

The 2014 Credit Agreement contains the following quarterly financial covenants:

Description	Requirement

Leverage Ratio (Consolidated Indebtedness/Consolidated Adj. EBITDA)	< 3.50 to 1.00

Fixed Charge Coverage Ratio (Consolidated Free Cash Flow/Consolidated Fixed Charges)	> 1.50 to 1.00

Annual Operating Lease Commitment	< $50.0 million

We are in compliance with all debt covenants as of March 31, 2017. We have issued $38.7 million in standby letters of credit as of March 31, 2017 mainly for insurance purposes.  Issued letters of credit reduce our available credit under the 2014 Credit Agreement.  As of March 31, 2017, we have approximately $246.3 million of unused lines of credit available and eligible to be drawn down under our revolving credit facility.

6.   Other Operating Expenses

During the three months ended March 31, 2017, the Company recorded $873,000 in expenses related to the closure of three Alabama programs at Vitas.  The expenses mainly include employee severance and the write-off of leasehold improvements for one in-patient unit.

7.   Other Income/(Expense) – Net

Other income/(expense) -- net comprises the following (in thousands):

	Three months ended March 31,
	2017	2016
Market value adjustment on assets held in
deferred compensation trust	$2,615	$(2,987)
Loss on disposal of property and equipment	(236)	(33)
Interest income	85	97
Other - net	(1)	(1)
Total other income/(expense) - net	$2,463	$(2,924)

8.   Stock-Based Compensation Plans

On February 17, 2017, the Compensation/Incentive Committee of the Board of Directors (“CIC”) granted 7,304 Performance Stock Units (“PSUs”) contingent upon the achievement of certain total shareholders return (“TSR”) targets as compared to the TSR of a group of peer companies for the three-year period ending December 31, 2019, the date at which such awards vest.  The cumulative compensation cost of the TSR-based PSU award to be recorded over the three year service period is $1.7 million.

On February 17, 2017, the CIC also granted 7,304 PSUs contingent upon the achievement of certain earnings per share (“EPS”) targets for the three-year period ending December 31, 2019.  At the end of each reporting period, the Company estimates the number of shares that it believes will ultimately be earned and records that expense over the service period of the award.  We currently estimate the cumulative compensation cost of the EPS-based PSUs to be recorded over the three year service period is $1.3 million.

9.   Independent Contractor Operations

The Roto-Rooter segment sublicenses with 69 independent contractors to operate certain plumbing repair, excavation, water restoration and drain cleaning businesses in lesser-populated areas of the United States and Canada.  We had notes receivable from our independent contractors as of March 31, 2017 totaling $1.5 million (December 31, 2016 - $1.7 million).  In most cases these loans are fully or partially secured by equipment owned by the contractor.  The interest rates on the loans range from 0% to 7% per annum and the remaining terms of the loans range from 2.5 months to 5.4 years at March 31, 2017.  We recorded the following from our independent contractors (in thousands):

	Three months ended March 31,
	2017	2016
Revenues	$11,025	$9,858
Pretax profits	6,689	6,155

10.   Retirement Plans

All of the Company’s plans that provide retirement and similar benefits are defined contribution plans.  These expenses include the impact of market gains and losses on assets held in deferred compensation plans.  Expenses for the Company’s retirement and profit-sharing plans, excess benefit plans and other similar plans are as follows (in thousands):

Three months ended March 31,
2017	2016
$6,157	$526

11.  Legal and Regulatory Matters

The VITAS segment of the Company’s business operates in a heavily-regulated industry.  As a result, the Company is subjected to inquiries and investigations by various government agencies, as well as to lawsuits, including qui tam actions.  The following sections describe the various ongoing material lawsuits and investigations of which the Company is currently aware.  It is not possible at this time for us to estimate either the timing or outcome of any of those matters, or whether any potential loss, or range of potential losses, is probable or reasonably estimable.

Regulatory Matters and Litigation

On May 2, 2013, the government filed a False Claims Act complaint against the Company and certain of its hospice-related subsidiaries in the U.S. District Court for the Western District of Missouri, United States v. VITAS Hospice Services, LLC, et al., No. 4:13-cv-00449-BCW (the “2013 Action”).  Prior to that date, the Company received various qui tam lawsuits and subpoenas from the U.S. Department of Justice and OIG that have been previously disclosed.  The 2013 Action alleges that, since at least 2002, VITAS, and since 2004, the Company, submitted or caused the submission of false claims to the Medicare program by (a) billing Medicare for continuous home care services when the patients were not eligible, the services were not provided, or the medical care was inappropriate, and (b) billing Medicare for patients who were not eligible for the Medicare hospice benefit because they did not have a life expectancy of six months or less if their illnesses ran their normal course.  This complaint seeks treble damages, statutory penalties, and the costs of the action, plus interest.  The defendants filed a motion to dismiss on September 24, 2013.  On September 30, 2014, the Court denied the motion, except to the extent that claims were filed before July 24, 2002. On November 13, 2014, the government filed a Second Amended Complaint.  The Second Amended Complaint changed and supplemented some of the allegations, but did not otherwise expand the causes of action or the nature of the relief sought against VITAS.  VITAS filed its Answer to the Second Amended Complaint on August 11, 2015.  This case is in the discovery phase. The Company is not able to reasonably estimate the probability of loss or range of loss at this time. For additional procedural history of this litigation, please refer to our prior quarterly and annual filings. The net costs incurred related to U.S. v. Vitas and related regulatory matters were $2.2 million and $2.3 million for March 31, 2017 and 2016, respectively.

 The Company and certain current and former directors and officers are defendants in a case captioned In re Chemed Corp. Shareholder and Derivative Litigation, No. 13 Civ. 1854 (LPS) (CJB) (D. Del.), which was consolidated on February 2, 2015 and is covered by the Company’s commercial insurance.

On February 2, 2015, the Court appointed KBC Asset Management NV the sole lead plaintiff and its counsel, the sole lead and liaison counsel. On March 3, 2015, Lead Plaintiff KBC designated its Complaint as the operative complaint in the consolidated proceedings and defendants renewed a previously filed motion to dismiss those claims and allegations.  The consolidated Complaint named fourteen individual defendants, together with the Company as nominal defendant.  The Complaint alleges a claim for breach of fiduciary duty against the individual defendants for allegedly permitting the Company to submit false claims to the U.S. government.  The Complaint seeks (a) a declaration that the individual defendants breached their fiduciary duties to the Company; (b) an order requiring those defendants to pay compensatory damages, restitution and exemplary damages, in unspecified amounts, to the Company; (c) an order directing the Company to implement new policies and procedures; and (d) costs and disbursements incurred in bringing the action, including attorneys’ fees.  On May 12, 2016, the court issued a Memorandum Order granting Chemed’s motion to dismiss, and  dismissing Lead Plaintiff KBC’s Complaint without prejudice to KBC’s opportunity to file within 30 days of the date of the court’s Order (June 13, 2016) an amended Complaint addressing the deficiencies in its duty of loyalty claim.  Lead Plaintiff KBC did not file an amended Complaint within the time specified by the court.

However, on June 13, 2016, counsel for Chemed shareholder Michael Kvint filed a letter with the court requesting a two-week extension to file a motion to substitute Mr. Kvint as Lead Plaintiff, in place of Lead Plaintiff KBC and to file an amended Complaint.  Alternatively, counsel for Mr. Kvint requested that any dismissal of the action be with prejudice to KBC only.  On June 14, 2016, Chemed filed a reply letter with the court, reserving its rights to oppose any motion filed by Mr. Kvint and, if warranted, to oppose any other actions taken by Mr. Kvint to proceed with the action (including by filing an untimely amended Complaint).  On June 21, 2016, the court entered an Oral Order providing Mr. Kvint until June 30, 2016 to file a Motion to Substitute and Motion for Leave to File an Amended Complaint.  On that date, Mr. Kvint filed, under seal, a Motion to Substitute Plaintiff and File Amended Complaint, and attached a Proposed Amended Complaint.    Mr. Kvint’s motion was fully briefed by the parties.  The Court heard oral argument on Mr. Kvint’s motion on January 24, 2017.  On January 25, 2017, Magistrate Judge Burke entered an Order requesting additional letter briefing on issues arising from Mr. Kvint’s motion.  Pursuant to that Order, the parties have each submitted opening and reply letter briefing.  Magistrate Judge Burke has not yet issued a recommendation or report on Mr. Kvint’s motion.  For additional procedural history of this litigation, please refer to our prior quarterly and annual filings.

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

 Jiwan Chhina ("Chhina"), hired by VITAS as a Home Health Aide on February 5, 2002, is currently a Licensed Vocational Nurse for VITAS' San Diego program.  On September 27, 2016, Chhina filed a lawsuit in San Diego Superior Court, alleging (1) failure to pay minimum wage for all hours worked; (2) failure to provide overtime for all hours worked; (3) failure to pay wages for all hours at the regular rate; (4) failure to provide meal periods; (5) failure to provide rest breaks; (6) failure to provide complete and accurate wage statements; (7) failure to pay for all reimbursement expenses; (8) unfair business practices; and (9) violation of the California Private Attorneys General Act.  Chhina seeks to pursue these claims in the form of a state-wide class action of current and former non-exempt employees employed with VITAS in California within the four years preceding the filing of the lawsuit.  He seeks court determination that this action may be maintained as a class action for the entire California class and subclasses, designation as class representative, declaratory relief, injunctive relief, damages (including wages for regular or overtime hours allegedly worked but not paid, premium payments for missed meal or rest periods, and unreimbursed expenses), all applicable penalties associated with each claim, pre-judgment interest, and attorneys' fees and costs.  Chhina served VITAS CA with the lawsuit, Jiwann Chhina v. VITAS Health Services of California, Inc., a California corporation; VITAS Healthcare Corporation of California, a Delaware corporation; VITAS Healthcare Corporation of California, a Delaware corporation dba VITAS Healthcare, Inc.; and DOES 1 to 100, inclusive; San Diego Superior Court Case Number 37-2015-00033978-CU-OE-CTL on November 3, 2016.  On December 1, 2016, VITAS filed its Answer and served written discovery on Chhina.

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

12.   Concentration of Risk

During the quarter VITAS had pharmacy services agreements with one service provider to provide specified pharmacy services for VITAS and its hospice patients.  VITAS made purchases from this provider of $8.9 million for the first quarter of 2017.  Vitas made purchases from two providers of $8.9 million for the first quarter of 2016.   Purchases from these providers were approximately 90% of all pharmacy services used by VITAS during each quarter presented.

13.   Cash Overdrafts and Cash Equivalents

There are no cash overdrafts payable included in accounts payable at March 31, 2017 (December 31, 2016 - $8.6 million).

From time to time throughout the year, we invest excess cash in money market funds with major commercial banks. We closely monitor the creditworthiness of the institutions with which we invest our overnight funds.  We had $30,000 in cash equivalents as of March 31, 2017.  There was $72,000 in cash equivalents as of December 31, 2016.

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

The following shows the carrying value, fair value and the hierarchy for our financial instruments as of March 31, 2017 (in thousands):

		Fair Value Measure
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Mutual fund investments of deferred
compensation plans held in trust	$56,596	$56,596	$-	$-
Long-term debt	146,875	-	146,875	-

The following shows the carrying value, fair value and the hierarchy for our financial instruments as of December 31, 2016 (in thousands):

		Fair Value Measure
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Mutual fund investments of deferred
compensation plans held in trust	$54,389	$54,389	$-	$-
Long-term debt	108,750	-	108,750	-

For cash and cash equivalents, accounts receivable and accounts payable, the carrying amount is a reasonable estimate of fair value because of the liquidity and short-term nature of these instruments.  As further described in Footnote 5, our outstanding long-term debt and current portion of long-term debt have floating interest rates that are reset at short-term intervals, generally 30 or 60 days.  The interest rate we pay also includes an additional amount based on our current leverage ratio.  As such, we believe our borrowings reflect significant nonperformance risks, mainly credit risk.  Based on these factors, we believe the fair value of our long-term debt and current portion of long-term debt approximate the carrying value.

15.   Capital Stock Repurchase Plan Transactions

We repurchased the following capital stock for the three months ended March 31, 2017 and 2016:

	Three months ended March 31,
	2017	2016

Total cost of repurchased shares (in thousands):	$54,262	$52,460
Shares repurchased	300,000	400,000
Weighted average price per share	$180.87	$131.15

In March 2017, the Board of Directors authorized an additional $100.0 million for stock repurchase under Chemed’s existing share repurchase program. We currently have $95.9 million of authorization remaining under this share repurchase plan.

16.   Recent Accounting Statements

In May 2014, the FASB issued Accounting Standards Update “ASU No. 2014-09 – Revenue from Contracts with Customers” which provides additional guidance to clarify the principles for recognizing revenue.  The standard and subsequent amendments are intended to develop a common revenue standard for removing inconsistencies and weaknesses, improve comparability, provide more useful information to users through improved disclosure requirements, and simplify the preparation of financial statements. This guidance and subsequent amendments are effective for fiscal years beginning after December 15, 2017.    We are in the process of analyzing various contractual arrangements with customers at each subsidiary.  We believe that it is likely, as a result of adopting the ASU that certain expenses currently included in bad debt expense will be shown as contractual allowances (i.e. net revenue).  We currently do not have an estimate of the magnitude of this potential impact.  We anticipate a modified retrospective adoption of the ASU.

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

In January 2017, the FASB issued Accounting Standards Update “ASU No. 2017-4 – Intangibles – Goodwill and Other”.  To simplify the subsequent measurement of goodwill, the FASB eliminated Step 2 from the goodwill impairment test.  The guidance in the ASU is effective for the Company in fiscal years beginning after December 15, 2019.  Early adoption is permitted.  We anticipate adoption of this standard will have no impact on our consolidated financial statements.

17.   Goodwill

Shown below is movement in Goodwill (in thousands):

	Vitas	Roto-Rooter	Total
Balance at December 31, 2016	$328,301	$144,065	$472,366
Foreign currency adjustments	-	25	25
Balance at March 31, 2017	$328,301	$144,090	$472,391

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

The following is a summary of the key operating results (in thousands except per share amounts):

	Three months ended March 31,
	2017	2016
Service revenues and sales	$405,864	$390,389
Net income	$29,844	$24,840
Diluted EPS	$1.78	$1.45
Adjusted net income	$30,495	$27,754
Adjusted diluted EPS	$1.82	$1.62
Adjusted EBITDA	$59,818	$54,480
Adjusted EBITDA as a % of revenue	14.7%	14.0%

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

For the three months ended March 31, 2017, the increase in consolidated service revenues and sales was driven by a 9.5% increase at Roto-Rooter and a 1.7% increase at VITAS.  The increase in service revenues at Roto-Rooter was driven by an increase in all major service lines.  The increase in service revenues at VITAS was primarily a result of Medicare reimbursement rates increasing 1.6%, a 3.6% increase in average daily census, offset by acuity mix shift which negatively impacted revenue 2.4% and the 1.1% negative impact from having one less day in the quarter when compared to the prior year period.  Consolidated net income increased 20.1% mainly due to increased revenue and gross profit margin at both VITAS and Roto-Rooter combined with a lower effective tax rate as a result of the adoption of ASU No. 2016-09.  Diluted EPS increased 22.8% as a result of the increase in net income as well as a lower number of shares outstanding.  Adjusted EBITDA as a percent of revenue increased 70 basis points when compared to the prior year quarter mainly as a result of the increase in net income.  See page 24 for additional VITAS operating metrics.

VITAS expects its full-year 2017 revenue growth, prior to Medicare cap, to be in the range of 4.0% to 5.0%.  Admissions and Average Daily Census in 2017 is estimated to expand approximately 3.0% to 4.0%.  Adjusted EBITDA margin, prior to Medicare cap, is estimated to be 14.5% to 15.0%.  This guidance includes $3.75 million for Medicare cap billing limitations. Roto-Rooter expects full-year 2017 revenue growth of 3.0% to 4.0%.  The revenue estimate is a based upon increased job pricing of approximately 2.0% and continued growth in water restoration services.  Adjusted EBITDA margin for 2017 is estimated in the range of 21.5% to 22.0%.  We anticipate that our operating income and cash flows will be sufficient to operate our businesses and meet any commitments for the foreseeable future.

Financial Condition
Liquidity and Capital Resources
Material changes in the balance sheet accounts from December 31, 2016 to March 31, 2017 include the following:

•	A $22.3 million decrease in accounts receivable due mainly to timing of Medicare and Medicaid payments.
•	We received a $41.7 million Medicare payment on March 31, 2017.
•	A $10.2 million decrease in accounts payable due to timing of payments.
•	A $12.6 million increase in income taxes payable due to timing of payments.
•	A $6.2 million increase in accrued insurance primarily due to the change in stop loss receivable for the quarter.
•	A $16.6 million decrease in accrued compensation due to the payments of cash bonuses accrued in 2016.
•	A $38.1 million increase in long-term debt due to borrowings on our revolving line of credit mainly to fund stock repurchases.

Net cash provided by operating activities increased $61.6 million mainly as a result of a decrease in accounts receivable (causing an increase in cash) due to the timing of payments.  We received a $41.7 million Medicare payment on March 31, 2017. Significant changes in our accounts receivable balances are typically driven mainly by the timing of payments received from the Federal government at our VITAS subsidiary.  We typically receive a payment in excess of $40.0 million from the Federal government from hospice services every other Friday.  The timing of period end will have a significant impact on the accounts receivable at VITAS.  These changes generally normalize over a two year period, as cash flow variations in one year are offset in the following year.

Management continually evaluates cash utilization alternatives, including share repurchase, debt repurchase, acquisitions and increased dividends to determine the most beneficial use of available capital resources.

We have issued $38.7 million in standby letters of credit as of March 31, 2017, mainly for insurance purposes.  Issued letters of credit reduce our available credit under the revolving credit agreement.  As of March 31, 2017, we have approximately $246.3 million of unused lines of credit available and eligible to be drawn down under our revolving credit facility. Management believes its liquidity and sources of capital are satisfactory for the Company’s needs in the foreseeable future.

Commitments and Contingencies
Collectively, the terms of our credit agreements require us to meet various financial covenants, to be tested quarterly.  We are in compliance with all financial and other debt covenants as of March 31, 2017 and anticipate remaining in compliance throughout the foreseeable future.

The VITAS segment of the Company’s business operates in a heavily-regulated industry.  As a result, the Company is subjected to inquiries and investigations by various government agencies, as well as to lawsuits, including qui tam actions.  The following sections describe the various ongoing material lawsuits and investigations of which the Company is currently aware.  It is not possible at this time for us to estimate either the timing or outcome of any of those matters, or whether any potential loss, or range of potential losses, is probable or reasonably estimable.

On May 2, 2013, the government filed a False Claims Act complaint against the Company and certain of its hospice-related subsidiaries in the U.S. District Court for the Western District of Missouri, United States v. VITAS Hospice Services, LLC, et al., No. 4:13-cv-00449-BCW (the “2013 Action”).  Prior to that date, the Company received various qui tam lawsuits and subpoenas from the U.S. Department of Justice and OIG that have been previously disclosed.  The 2013 Action alleges that, since at least 2002, VITAS, and since 2004, the Company, submitted or caused the submission of false claims to the Medicare program by (a) billing Medicare for continuous home care services when the patients were not eligible, the services were not provided, or the medical care was inappropriate, and (b) billing Medicare for patients who were not eligible for the Medicare hospice benefit because they did not have a life expectancy of six months or less if their illnesses ran their normal course.  This complaint seeks treble damages, statutory penalties, and the costs of the action, plus interest.  The defendants filed a motion to dismiss on September 24, 2013.  On September 30, 2014, the Court denied the motion, except to the extent that claims were filed before July 24, 2002. On November 13, 2014, the government filed a Second Amended Complaint.  The Second Amended Complaint changed and supplemented some of the allegations, but did not otherwise expand the causes of action or the nature of the relief sought against VITAS.  VITAS filed its Answer to the Second Amended Complaint on August 11, 2015.  This case is in the discovery phase. The Company is not able to reasonably estimate the probability of loss or range of loss at this time. For additional procedural history of this litigation, please refer to our prior quarterly and annual filings. The net costs incurred related to U.S. v. Vitas and related regulatory matters were $2.2 million and $2.3 million for March 31, 2017 and 2016, respectively.

The Company and certain current and former directors and officers are defendants in a case captioned In re Chemed Corp. Shareholder and Derivative Litigation, No. 13 Civ. 1854 (LPS) (CJB) (D. Del.), which was consolidated on February 2, 2015 and is covered by the Company’s commercial insurance.

On February 2, 2015, the Court appointed KBC Asset Management NV the sole lead plaintiff and its counsel, the sole lead and liaison counsel. On March 3, 2015, Lead Plaintiff KBC designated its Complaint as the operative complaint in the consolidated proceedings and defendants renewed a previously filed motion to dismiss those claims and allegations.  The consolidated Complaint named fourteen individual defendants, together with the Company as nominal defendant.  The Complaint alleges a claim for breach of fiduciary duty against the individual defendants for allegedly permitting the Company to submit false claims to the U.S. government.  The Complaint seeks (a) a declaration that the individual defendants breached their fiduciary duties to the Company; (b) an order requiring those defendants to pay compensatory damages, restitution and exemplary damages, in unspecified amounts, to the Company; (c) an order directing the Company to implement new policies and procedures; and (d) costs and disbursements incurred in bringing the action, including attorneys’ fees.  On May 12, 2016, the court issued a Memorandum Order granting Chemed’s motion to dismiss, and  dismissing Lead Plaintiff KBC’s Complaint without prejudice to KBC’s opportunity to file within 30 days of the date of the court’s Order (June 13, 2016) an amended Complaint addressing the deficiencies in its duty of loyalty claim.  Lead Plaintiff KBC did not file an amended Complaint within the time specified by the court.

However, on June 13, 2016, counsel for Chemed shareholder Michael Kvint filed a letter with the court requesting a two-week extension to file a motion to substitute Mr. Kvint as Lead Plaintiff, in place of Lead Plaintiff KBC and to file an amended Complaint.  Alternatively, counsel for Mr. Kvint requested that any dismissal of the action be with prejudice to KBC only.  On June 14, 2016, Chemed filed a reply letter with the court, reserving its rights to oppose any motion filed by Mr. Kvint and, if warranted, to oppose any other actions taken by Mr. Kvint to proceed with the action (including by filing an untimely amended Complaint).  On June 21, 2016, the court entered an Oral Order providing Mr. Kvint until June 30, 2016 to file a Motion to Substitute and Motion for Leave to File an Amended Complaint.  On that date, Mr. Kvint filed, under seal, a Motion to Substitute Plaintiff and File Amended Complaint, and attached a Proposed Amended Complaint.    Mr. Kvint’s motion was fully briefed by the parties.  The Court heard oral argument on Mr. Kvint’s motion on January 24, 2017.  On January 25, 2017, Magistrate Judge Burke entered an Order requesting additional letter briefing on issues arising from Mr. Kvint’s motion.  Pursuant to that Order, the parties have each submitted opening and reply letter briefing.  Magistrate Judge Burke has not yet issued a recommendation or report on Mr. Kvint’s motion.  For additional procedural history of this litigation, please refer to our prior quarterly and annual filings.

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

Jiwan Chhina ("Chhina"), hired by VITAS as a Home Health Aide on February 5, 2002, is currently a Licensed Vocational Nurse for VITAS' San Diego program.  On September 27, 2016, Chhina filed a lawsuit in San Diego Superior Court, alleging (1) failure to pay minimum wage for all hours worked; (2) failure to provide overtime for all hours worked; (3) failure to pay wages for all hours at the regular rate; (4) failure to provide meal periods; (5) failure to provide rest breaks; (6) failure to provide complete and accurate wage statements; (7) failure to pay for all reimbursement expenses; (8) unfair business practices; and (9) violation of the California Private Attorneys General Act.  Chhina seeks to pursue these claims in the form of a state-wide class action of current and former non-exempt employees employed with VITAS in California within the four years preceding the filing of the lawsuit.  He seeks court determination that this action may be maintained as a class action for the entire California class and subclasses, designation as class representative, declaratory relief, injunctive relief, damages (including wages for regular or overtime hours allegedly worked but not paid, premium payments for missed meal or rest periods, and unreimbursed expenses), all applicable penalties associated with each claim, pre-judgment interest, and attorneys' fees and costs.  Chhina served VITAS CA with the lawsuit, Jiwann Chhina v. VITAS Health Services of California, Inc., a California corporation; VITAS Healthcare Corporation of California, a Delaware corporation; VITAS Healthcare Corporation of California, a Delaware corporation dba VITAS Healthcare, Inc.; and DOES 1 to 100, inclusive; San Diego Superior Court Case Number 37-2015-00033978-CU-OE-CTL on November 3, 2016.  On December 1, 2016, VITAS filed its Answer and served written discovery on Chhina.

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

Results of Operations
Three months ended March 31, 2017 versus 2016 - Consolidated Results
Our service revenues and sales for the first quarter of 2017 increased 4.0% versus services and sales revenues for the first quarter of 2016.  Of this increase, a $4.8 million increase was attributable to VITAS and $10.7 million increase was attributable to Roto-Rooter.  The following chart shows the components of those changes (in thousands):

	Increase/(Decrease)
	Amount	Percent
VITAS
Routine homecare	$10,686	5.0
Continuous care	(4,304)	(11.6)
General inpatient	(1,594)	(6.2)
Roto-Rooter
Plumbing	3,122	6.4
Drain cleaning	412	1.1
Water restoration	5,625	45.1
Contractor operations	1,167	11.8
Other	361	6.9
Total	$15,475	4.0

The increase in VITAS’ revenues for the first quarter of 2017 versus the first quarter of 2016 was comprised of an average net Medicare reimbursement rate increasing approximately 1.6%, a 2.5% increase in days of care offset by acuity mix shift which negatively impacted revenue 2.4% as well as the 1.1% negative impact from having one less day in the quarter when compared to the prior year period.

Days of care during the quarter ended March 31 were as follows:

	Days of Care		Increase/(Decrease)
	2017	2016	Percent

Routine homecare	1,380,548	1,335,617	3.4
Continuous care	45,417	50,970	(10.9)
General inpatient	33,985	38,249	(11.1)
Total days of care	1,459,950	1,424,836	2.5

Over 90% of VITAS’ service revenues for the period were from Medicare and Medicaid.

The increase in plumbing revenues for the first quarter of 2017 versus 2016 is attributable to an 8.3% increase in price and service mix shift offset by a 1.9% decrease in job count.  Drain cleaning revenues for the first quarter of 2017 versus 2016 reflect a 6.1% increase in price and service mix shift offset by a 5.0% decrease in job count.  Water restoration for the first quarter of 2017 versus 2016 increased 45.1% as a result of continued expansion of this service offering in all Roto-Rooter locations.  Contractor operations increased 11.8% mainly due to their expansion into water restoration and other Roto-Rooter revenue increased 6.9%.

The consolidated gross margin was 29.7% in the first quarter of 2017 as compared with 28.7% in the first quarter of 2016.  On a segment basis, VITAS’ gross margin was 21.5% in the first quarter of 2017 as compared with 21.0%, in the first quarter of 2016.  The Roto-Rooter segment’s gross margin was 48.6% for the first quarter of 2017 compared with 47.6% in the first quarter of 2016.

Selling, general and administrative expenses (“SG&A”) comprise (in thousands):

	Three months ended March 31,
	2017	2016
SG&A expenses before market value adjustments of deferred compensation
plans, long-term incentive compensation, and OIG investigation expenses	$63,732	$59,937
Long-term incentive compensation	961	(241)
Expenses related to OIG investigation	2,150	2,336
Impact of market value adjustments related to assets held in deferred
compensation trusts	2,615	(2,987)
Total SG&A expenses	$69,458	$59,045

SG&A expenses before long-term incentive compensation, expenses related to OIG investigation and the impact of market value adjustments related to assets held in deferred compensation trusts for the first quarter of 2017 were up 6.3% when compared to the first quarter of 2016. This increase was mainly a result of the increase in variable expenses caused by increased revenue as well as normal salary increases in 2017.

Other operating expenses increased $873,000 in the first quarter of 2017 related to the closure of the programs in one state at Vitas.  The expenses mainly include employee severance and the write-off of leasehold improvements for one in-patient unit. There were no other operating expenses in the first quarter of 2016.

Other income/(expense) - net comprise (in thousands):

	Three months ended March 31,
	2017	2016
Market value adjustment on assets held in
deferred compensation trusts	$2,615	$(2,987)
Loss on disposal of property and equipment	(236)	(33)
Interest income	85	97
Other	(1)	(1)
Total other income/(expense) - net	$2,463	$(2,924)

Our effective income tax rate was 30.5% in the first quarter of 2017 compared to 38.9% during the first quarter of 2016.  The change in the effective income tax rate is a result of the adoption of ASU No. 2016-09 – Compensation – Stock Compensation which requires that the excess tax benefits from stock based compensation now be recorded in the income tax provision on the statements of income.

Net income for both periods included the following after-tax items/adjustments that (reduced) or increased after-tax earnings (in thousands):

	Three months ended March 31,
	2017	2016
VITAS
Expenses related to OIG investigation	$(1,328)	$(1,443)
Program closure expenses	(513)	-
Corporate
Excess tax benefits on stock compensation	3,695	-
Stock option expense	(1,897)	(1,621)
Long-term incentive compensation	(608)	152
Expenses related to securities litigation	-	(2)
Total	$(651)	$(2,914)

Three months ended March 31, 2017 versus 2016 - Segment Results

The change in after-tax earnings for the first quarter of 2017 versus the first quarter of 2016 is due to (in thousands):

	Increase/(Decrease)
	Amount	Percent
VITAS	$1,510	7.9
Roto-Rooter	1,604	12.3
Corporate	1,890	26.0
	$5,004	20.1

VITAS’ after-tax earnings were positively impacted in 2017 compared to 2016 by a $4.8 million increase in revenue, offset by a $2.4 million increase in cost of services provided and goods sold.  After-tax earnings as a percent of revenue in the first quarter of 2017 were 7.3%, an increase of 0.4% over the first quarter of 2016.

Roto-Rooter’s after-tax earnings were positively impacted in 2017 compared to 2016 primarily by a $5.6 million revenue increase in Roto-Rooter’s water restoration line of business, a $3.1 million increase in plumbing revenue and a $2.0 million increase in all other revenue types.  After-tax earnings as a percent of revenue at Roto-Rooter in 2017 were 11.8% as compared to 11.5% in 2016.

The improvement at Corporate is due mainly to the impact of the adoption of ASU 2016-09 which positively impacted the Company’s tax provision by approximately $3.7 million.

CHEMED CORPORATION AND SUBSIDIARY COMPANIES
CONSOLIDATING STATEMENT OF INCOME
FOR THE THREE MONTHS ENDED MARCH 31, 2017
(in thousands)(unaudited)

				Chemed
	VITAS	Roto-Rooter	Corporate	Consolidated
2017 (a)
Service revenues and sales	$282,316	$123,548	$-	$405,864
Cost of services provided and goods sold	221,678	63,462	-	285,140
Selling, general and administrative expenses	24,294	33,460	11,704	69,458
Depreciation	4,778	3,984	131	8,893
Amortization	14	32	-	46
Other operating expenses	873	-	-	873
Total costs and expenses	251,637	100,938	11,835	364,410
Income/(loss) from operations	30,679	22,610	(11,835)	41,454
Interest expense	(55)	(99)	(841)	(995)
Intercompany interest income/(expense)	2,702	1,310	(4,012)	-
Other income/(expense)—net	(80)	(72)	2,615	2,463
Income/(expense) before income taxes	33,246	23,749	(14,073)	42,922
Income taxes	(12,649)	(9,125)	8,696	(13,078)
Net income/(loss)	$20,597	$14,624	$(5,377)	$29,844

(a) The following amounts are included in net income (in thousands):
				Chemed
	VITAS	Roto-Rooter	Corporate	Consolidated
Pretax benefit/(cost):
Stock option expense	$-	$-	$(3,001)	$(3,001)
Long-term incentive compensation	-	-	(961)	(961)
Program closure expenses	(873)	-	-	(873)
Expenses related to OIG investigation	(2,150)	-	-	(2,150)
Total	$(3,023)	$-	$(3,962)	$(6,985)

				Chemed
	VITAS	Roto-Rooter	Corporate	Consolidated
After-tax benefit/(cost):
Stock option expense	$-	$-	$(1,897)	$(1,897)
Long-term incentive compensation	-	-	(608)	(608)
Excess tax benefits on stock compensation	-	-	3,695	3,695
Program closure expenses	(513)	-	-	(513)
Expenses related to OIG investigation	(1,328)	-	-	(1,328)
Total	$(1,841)	$-	$1,190	$(651)

CHEMED CORPORATION AND SUBSIDIARY COMPANIES
CONSOLIDATING STATEMENT OF INCOME
FOR THE THREE MONTHS ENDED MARCH 31, 2016
(in thousands)(unaudited)

				Chemed
	VITAS	Roto-Rooter	Corporate	Consolidated
2016 (a)
Service revenues and sales	$277,528	$112,861	$-	$390,389
Cost of services provided and goods sold	219,266	59,169	-	278,435
Selling, general and administrative expenses	24,783	29,807	4,455	59,045
Depreciation	4,781	3,501	142	8,424
Amortization	14	78	-	92
Total costs and expenses	248,844	92,555	4,597	345,996
Income/(loss) from operations	28,684	20,306	(4,597)	44,393
Interest expense	(59)	(93)	(690)	(842)
Intercompany interest income/(expense)	2,103	948	(3,051)	-
Other income/(expense)—net	41	23	(2,988)	(2,924)
Income/(expense) before income taxes	30,769	21,184	(11,326)	40,627
Income taxes	(11,682)	(8,164)	4,059	(15,787)
Net income/(loss)	$19,087	$13,020	$(7,267)	$24,840

(a) The following amounts are included in net income (in thousands):
				Chemed
	VITAS	Roto-Rooter	Corporate	Consolidated
Pretax benefit/(cost):
Stock option expense	$-	$-	$(2,563)	$(2,563)
Long-term incentive compensation	-	-	241	241
Expenses related to securities litigation	-	-	(3)	(3)
Expenses related to OIG investigation	(2,336)	-	-	(2,336)
Total	$(2,336)	$-	$(2,325)	$(4,661)

				Chemed
	VITAS	Roto-Rooter	Corporate	Consolidated
After-tax benefit/(cost):
Stock option expense	$-	$-	$(1,621)	$(1,621)
Long-term incentive compensation	-	-	152	152
Expenses related to securities litigation	-	-	(2)	(2)
Expenses related to OIG investigation	(1,443)	-	-	(1,443)
Total	$(1,443)	$-	$(1,471)	$(2,914)

Unaudited Consolidating Summary and Reconciliation of Adjusted EBITDA

Chemed Corporation and Subsidiary Companies
(in thousands)				Chemed
For the three months ended March 31, 2017	VITAS	Roto-Rooter	Corporate	Consolidated

Net income/(loss)	$20,597	$14,624	$(5,377)	$29,844
Add/(deduct):
Interest expense	55	99	841	995
Income taxes	12,649	9,125	(8,696)	13,078
Depreciation	4,778	3,984	131	8,893
Amortization	14	32	-	46
EBITDA	38,093	27,864	(13,101)	52,856
Add/(deduct):
Intercompany interest expense/(income)	(2,702)	(1,310)	4,012	-
Interest income	(70)	(15)	-	(85)
Program closure expenses	873	-	-	873
Expenses related to OIG investigation	2,150	-	-	2,150
Amortization of stock awards	78	70	188	336
Advertising cost adjustment	-	(274)	-	(274)
Stock option expense	-	-	3,001	3,001
Long-term incentive compensation	-	-	961	961
Adjusted EBITDA	$38,422	$26,335	$(4,939)	$59,818

				Chemed
For the three months ended March 31, 2016	VITAS	Roto-Rooter	Corporate	Consolidated

Net income/(loss)	$19,087	$13,020	$(7,267)	$24,840
Add/(deduct):
Interest expense	59	93	690	842
Income taxes	11,682	8,164	(4,059)	15,787
Depreciation	4,781	3,501	142	8,424
Amortization	14	78	-	92
EBITDA	35,623	24,856	(10,494)	49,985
Add/(deduct):
Intercompany interest expense/(income)	(2,103)	(948)	3,051	-
Interest income	(79)	(17)	(1)	(97)
Expenses related to OIG investigation	2,336	-	-	2,336
Amortization of stock awards	131	81	327	539
Expenses related to securities litigation	-	-	3	3
Advertising cost adjustment	-	(608)	-	(608)
Stock option expense	-	-	2,563	2,563
Long-term incentive compensation	-	-	(241)	(241)
Adjusted EBITDA	$35,908	$23,364	$(4,792)	$54,480

RECONCILIATION OF ADJUSTED NET INCOME
(in thousands, except per share data)(unaudited)

	Three Months Ended March 31,
	2017	2016
Net income as reported	$29,844	$24,840

Add/(deduct) after-tax cost of:
Excess tax benefits on stock compensation	(3,695)	-
Stock option expense	1,897	1,621
Expenses of OIG investigation	1,328	1,443
Long-term incentive compensation	608	(152)
Program closure expenses	513	-
Expenses related to securities settlements	-	2
Adjusted net income	$30,495	$27,754

Diluted Earnings Per Share As Reported
Net income	$1.78	$1.45
Average number of shares outstanding	16,801	17,170

Adjusted Diluted Earnings Per Share
Adjusted net income	$1.82	$1.62
Adjusted average number of shares outstanding	16,801	17,170

CHEMED CORPORATION AND SUBSIDIARY COMPANIES
OPERATING STATISTICS FOR VITAS SEGMENT
(unaudited)
	Three Months Ended March 31,
OPERATING STATISTICS	2017	2016
Net revenue ($000)
Homecare	$225,536	$214,850
Inpatient	23,923	25,517
Continuous care	32,857	37,161
Total	$282,316	$277,528
Net revenue as a percent of total before Medicare cap allowances
Homecare	79.9%	77.4%
Inpatient	8.5	9.2
Continuous care	11.6	13.4
Total	100.0%	100.0%
Average daily census (days)
Homecare	12,287	11,681
Nursing home	3,052	2,991
Routine homecare	15,339	14,672
Inpatient	378	421
Continuous care	505	560
Total	16,222	15,653
Total Admissions	17,563	16,868
Total Discharges	17,213	16,743
Average length of stay (days)	88.7	83.7
Median length of stay (days)	15.0	15.0
ADC by major diagnosis
Cerebro	19.7%	22.1%
Neurological	34.4	31.2
Cancer	15.1	15.3
Cardio	16.6	17.3
Respiratory	7.9	7.9
Other	6.3	6.2
Total	100.0%	100.0%
Admissions by major diagnosis
Cerebro	10.9	11.3%
Neurological	22.1	20.9
Cancer	29.5	30.5
Cardio	15.1	15.5
Respiratory	11.7	10.9
Other	10.7	10.9
Total	100.0%	100.0%
Direct patient care margins
Routine homecare	51.3%	52.1%
Inpatient	5.9	5.7
Continuous care	15.6	15.1
Homecare margin drivers (dollars per patient day)
Labor costs	$58.64	$56.72
Combined drug, HME and medical supplies	15.14	15.46
Inpatient margin drivers (dollars per patient day)
Labor costs	$369.99	$338.73
Continuous care margin drivers (dollars per patient day)
Labor costs	$590.73	$599.38
Bad debt expense as a percent of revenues	1.2%	1.3%
Accounts receivable -- Days of revenue outstanding- excluding unapplied Medicare payments	35.9	38.3
Accounts receivable -- Days of revenue outstanding- including unapplied Medicare payments	24.9	36.8

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

The Company’s primary market risk exposure relates to interest rate risk exposure through its variable interest line of credit.  At March 31, 2017, the Company had $146.9 million of variable rate debt outstanding.  For each $10 million dollars borrowed under the credit facility, an increase or decrease of 100 basis points (1% point), increases or decreases the Company’s annual interest expense by $100,000.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Item 2(c). Purchases of Equity Securities by Issuer and Affiliated Purchasers

The following table shows the activity related to our share repurchase program for the first three months of 2017:

	Total Number	Weighted Average	Cumulative Shares	Dollar Amount
	of Shares	Price Paid Per	Repurchased Under	Remaining Under
	Repurchased	Share	the Program	The Program

February 2011 Program
January 1 through January 31, 2017	-	$-	7,315,718	$50,173,009
February 1 through February 28, 2017	104,358	178.39	7,420,076	31,556,555
March 1 through March 31, 2017	195,642	182.20	7,615,718	$95,910,768

First Quarter Total	300,000	$180.87

On March 13, 2017 our Board of Directors authorized an additional $100 million under the February 2011 Repurchase Program.

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

Chemed Corporation
(Registrant)

Dated:	April 28, 2017	By:	/s/ Kevin J. McNamara
Kevin J. McNamara
(President and Chief Executive Officer)

Dated:	April 28, 2017	By:	/s/ David P. Williams
David P. Williams
(Executive Vice President and Chief Financial Officer)

Dated:	April 28, 2017	By:	/s/ Michael D. Witzeman
Michael D. Witzeman
(Vice President and Controller)