Form 10-Q
period 2017-06-30
CHEMED CORP
filed 2017-07-31
CIK 19584

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)

☒    Quarterly Report Under Section 13 or 15 (d) of the Securities Exchange Act of 1934 For the Quarterly Period Ended June 30, 2017

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	☐	No	☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Amount	Date

Capital Stock $1 Par Value	15,991,878 Shares	June 30, 2017

CHEMED CORPORATION AND
SUBSIDIARY COMPANIES

Index

Page No.
PART I. FINANCIAL INFORMATION:
Item 1. Financial Statements
Unaudited Consolidated Balance Sheets -
June 30, 2017 and December 31, 2016	3

Unaudited Consolidated Statements of Income -
Three and six months ended June 30, 2017 and 2016	4

Unaudited Consolidated Statements of Cash Flows -
Six months ended June 30, 2017 and 2016	5

Notes to Unaudited Consolidated Financial Statements	6

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	16

Item 3. Quantitative and Qualitative Disclosures about Market Risk	33

Item 4. Controls and Procedures	33

PART II. OTHER INFORMATION
Item 1. Legal Proceedings	33

Item 1A. Risk Factors	33

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	34

Item 3. Defaults Upon Senior Securities	34

Item 4. Mine Safety Disclosures	34

Item 5. Other Information	34

Item 6. Exhibits	35
EX – 31.1
EX – 31.2
EX – 31.3
EX – 32.1
EX – 32.2
EX – 32.3
EX – 101.INS
EX – 101.SCH
EX – 101.CAL
EX – 101.DEF
EX – 101.LAB
EX – 101.PRE

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
CHEMED CORPORATION AND SUBSIDIARY COMPANIES
UNAUDITED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	June 30, 2017	December 31, 2016
ASSETS
Current assets
Cash and cash equivalents	$13,753	$15,310
Accounts receivable less allowances of $16,193 (2016 - $14,236)	117,906	132,021
Inventories	5,618	5,755
Prepaid income taxes	4,537	3,709
Prepaid expenses	14,678	13,105
Total current assets	156,492	169,900
Investments of deferred compensation plans	58,579	54,389
Properties and equipment, at cost, less accumulated depreciation of $222,332 (2016 - $211,290)	140,209	121,302
Identifiable intangible assets less accumulated amortization of $32,827 (2016 - $33,225)	54,737	55,065
Goodwill	472,897	472,366
Deferred income taxes	20,593	8
Other assets	6,767	7,029
Total Assets	$910,274	$880,059

LIABILITIES
Current liabilities
Accounts payable	$49,154	$39,586
Current portion of long-term debt	10,000	8,750
Income taxes	3,815	-
Accrued insurance	44,905	47,960
Accrued compensation	48,082	53,979
Accrued legal	92,502	1,805
Other current liabilities	20,142	19,752
Total current liabilities	268,600	171,832
Deferred income taxes	-	14,291
Long-term debt	115,000	100,000
Deferred compensation liabilities	57,811	54,288
Other liabilities	15,780	15,549
Total Liabilities	457,191	355,960
Commitments and contingencies (Note 11)
STOCKHOLDERS' EQUITY
Capital stock - authorized 80,000,000 shares $1 par; issued 34,470,426 shares (2016 - 34,270,104 shares)	34,470	34,270
Paid-in capital	661,553	639,703
Retained earnings	957,941	958,149
Treasury stock - 18,563,720 shares (2016 - 18,083,527)	(1,203,077)	(1,110,536)
Deferred compensation payable in Company stock	2,196	2,513
Total Stockholders' Equity	453,083	524,099
Total Liabilities and Stockholders' Equity	$910,274	$880,059

See accompanying notes to unaudited consolidated financial statements.

CHEMED CORPORATION AND SUBSIDIARY COMPANIES
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Service revenues and sales	$415,059	$390,409	$820,923	$780,798
Cost of services provided and goods sold (excluding depreciation)	285,852	276,255	570,992	554,690
Selling, general and administrative expenses	68,654	62,628	138,112	121,673
Depreciation	8,833	8,581	17,726	17,005
Amortization	32	91	78	183
Other operating expenses	90,636	4,491	91,509	4,491
Total costs and expenses	454,007	352,046	818,417	698,042
Income/(loss) from operations	(38,948)	38,363	2,506	82,756
Interest expense	(1,121)	(971)	(2,116)	(1,813)
Other income/(expense) - net	1,653	3,217	4,116	293
Income/(loss) before income taxes	(38,416)	40,609	4,506	81,236
Income taxes	16,760	(15,724)	3,682	(31,511)
Net income/(loss)	$(21,656)	$24,885	$8,188	$49,725

Earnings/(Loss) Per Share
Net income/(loss)	$(1.35)	$1.51	$0.51	$3.00
Average number of shares outstanding	16,010	16,443	16,114	16,583

Diluted Earnings/(Loss) Per Share
Net income/(loss)	$(1.35)	$1.48	$0.49	$2.93
Average number of shares outstanding	16,010	16,831	16,758	16,999

Cash Dividends Per Share	$0.26	$0.24	$0.52	$0.48

See accompanying notes to unaudited consolidated financial statements.

CHEMED CORPORATION AND SUBSIDIARY COMPANIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Six Months Ended June 30,
	2017	2016
Cash Flows from Operating Activities
Net income	$8,188	$49,725
Adjustments to reconcile net income to net cash provided
by operating activities:
Depreciation and amortization	17,804	17,188
Provision for uncollectible accounts receivable	8,250	8,124
Stock option expense	6,055	4,840
Benefit for deferred income taxes	(34,876)	(4,244)
Potential litigation settlement	90,000	-
Noncash early retirement expense	-	1,747
Amortization of restricted stock awards	638	974
Noncash directors' compensation	766	541
Noncash long-term incentive compensation	1,783	196
Amortization of debt issuance costs	258	260
Changes in operating assets and liabilities:
Decrease/(increase) in accounts receivable	5,804	(839)
Decrease in inventories	137	194
Increase in prepaid expenses	(1,573)	(2,605)
Decrease in accounts payable and other current liabilities	(6,931)	(4,879)
Increase in income taxes	2,982	3,109
Increase in other assets	(4,152)	(3,636)
Increase in other liabilities	3,754	4,145
Excess tax benefit on share-based compensation	-	(1,383)
Other sources/(uses)	1,437	(9)
Net cash provided by operating activities	100,324	73,448
Cash Flows from Investing Activities
Capital expenditures	(28,133)	(19,983)
Business combinations	(525)	-
Other sources	87	214
Net cash used by investing activities	(28,571)	(19,769)
Cash Flows from Financing Activities
Proceeds from long-term debt	135,800	92,400
Payments on revolving line of credit	(115,800)	(32,400)
Purchases of treasury stock	(85,063)	(94,337)
Change in cash overdrafts payable	(1,090)	(5,440)
Proceeds from exercise of stock options	10,398	3,533
Capital stock surrendered to pay taxes on stock-based compensation	(5,716)	(5,163)
Dividends paid	(8,396)	(8,039)
Payments on other long-term debt	(3,750)	(3,750)
Excess tax benefit on share-based compensation	-	1,383
Other sources	307	881
Net cash used by financing activities	(73,310)	(50,932)
Increase/(Decrease) in Cash and Cash Equivalents	(1,557)	2,747
Cash and cash equivalents at beginning of year	15,310	14,727
Cash and cash equivalents at end of period	$13,753	$17,474

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

EARNINGS PER SHARE
In March 2016, the FASB issued Accounting Standards Update “ASU No. 2016-09 - Compensation – Stock Compensation” which is part of the FASB’s Simplification Initiative.  The object of this initiative is to identify, evaluate, and improve areas of GAAP. The areas of simplification in this initiative involve several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows.  The guidance was effective for fiscal years beginning after December 15, 2016.  We adopted the applicable provisions of ASU 2016-09 on a prospective basis.  The impact of this ASU on our financial statements for the quarter ended June 30, 2017 was to decrease our income tax expense by $2.6 million as the result of excess tax benefits on stock based compensation being recorded on the statements of income. This, combined with the required change in diluted share count, resulted in an increase to basic and diluted earnings per share of $0.17. The impact of this ASU on our financial statements for the six months ended June 30, 2017 was to decrease our income tax expense by $6.3 million as the result of excess tax benefits on stock based compensation being recorded on the statements of income. This, combined with the required change in diluted share count, resulted in an increase to basic earnings per share by $0.39 and an increase to diluted earnings per share by $0.38.

INCOME TAXES
    The effective tax rate for the three and six month periods ended June 30, 2017 was 43.6% (income tax benefit on pre-tax loss) and 81.7% (income tax benefit on pre-tax income), respectively. These rates differ from the US statutory tax rates primarily as the result of the adoption of ASU 2016-09 described above. The remaining difference relates to our normal, small permanent differences between book and tax income having a larger than normal impact on our effective rate due to a lower absolute dollar value of pretax income (loss). These permanent differences generally do not significantly impact our effective rate. However, as described fully in footnote 11, we recorded a charge during the quarter for potential litigation settlement of $90.0 million causing a decrease in pretax income (increase in pretax loss).

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

In 2013, the U.S. government implemented automatic budget reductions of 2.0% for all government payees, including hospice benefits paid under the Medicare program.  In 2015, CMS determined that the Medicare cap should be calculated “as if” sequestration did not occur.  As a result of this decision, VITAS has received notification from our third party intermediary that an additional $2.2 million is owed for Medicare cap in three programs arising during the 2013, 2014 and 2015 measurement periods.  The amounts were automatically deducted from our semi-monthly PIP payments.  We do not believe that CMS is authorized under the sequestration authority or the statutory methodology for establishing the Medicare cap to demand the $2.2 million under their “as if” methodology.  We have not recorded a reserve as of June 30, 2017 for $1.9 million of the potential exposure.  We have appealed CMS’s methodology change with the appropriate regulatory appeal board.

During the three and six months ended June 30, 2016, respectively, no Medicare cap was recorded.

During the three and six months ended June 30, 2017, respectively, we recorded $247,000 for two programs cap liability for the 2013, 2014 and 2015 measurement periods of the amount recorded, $105,000 relates to the sequestration issue described above.

Shown below is the Medicare cap liability activity for the fiscal periods ended (in thousands):

	June 30,
	2017	2016
Beginning balance January 1,	$235	$1,165
Prior measurement periods	247	-
Payments	-	(618)
Ending balance June 30,	$482	$547

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

Three months ended June 30,		Six months ended June 30,
2017	2016	2017	2016
$1,761	$1,715	$3,698	$3,521

3.   Segments

Service revenues and sales and after-tax earnings by business segment are as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Service Revenues and Sales
VITAS	$284,710	$278,739	$567,026	$556,266
Roto-Rooter	130,349	111,670	253,897	224,532
Total	$415,059	$390,409	$820,923	$780,798

After-tax Income/(Loss)
VITAS	$(32,254)	$18,550	$(11,657)	$37,637
Roto-Rooter	17,058	13,341	31,682	26,359
Total	(15,196)	31,891	20,025	63,996
Corporate	(6,460)	(7,006)	(11,837)	(14,271)
Net income	$(21,656)	$24,885	$8,188	$49,725

We report corporate administrative expenses and unallocated investing and financing income and expense not directly related to either segment as “Corporate”.

4.  Earnings/(Loss) per Share

Earnings/(loss) per share (“EPS”/”LPS”) are computed using the weighted average number of shares of capital stock outstanding.  Earnings and diluted earnings per share are computed as follows (in thousands, except per share data):

	Net Income/(Loss)
For the Three Months Ended June 30,	Income/(Loss)	Shares	Earnings/(Loss) per Share
2017
Loss	$(21,656)	16,010	$(1.35)
Dilutive stock options	-	-
Nonvested stock awards	-	-
Diluted loss	$(21,656)	16,010	$(1.35)

2016
Earnings	$24,885	16,443	$1.51
Dilutive stock options	-	289
Nonvested stock awards	-	99
Diluted earnings	$24,885	16,831	$1.48

	Net Income
For the Six Months Ended June 30,	Income	Shares	Earnings per Share
2017
Earnings	$8,188	16,114	$0.51
Dilutive stock options	-	557
Nonvested stock awards	-	87
Diluted earnings	$8,188	16,758	$0.49

2016
Earnings	$49,725	16,583	$3.00
Dilutive stock options	-	297
Nonvested stock awards	-	119
Diluted earnings	$49,725	16,999	$2.93

For the three months ended June 30, 2017, all stock options and nonvested stock awards have been excluded in the calculation of dilutive earnings per share as they be would anti-dilutive due to the net loss for the period.

For the six month period ended June 30, 2017, there were no stock options excluded from the computation of diluted earnings per share because they would have been anti-dilutive.

 For the three and six month periods ended June 30, 2016, 418,000 stock options were excluded from the computation of diluted earnings per share because they would have been anti-dilutive.

5.   Long-Term Debt

On June 30, 2014, we replaced our existing credit agreement with the Third Amended and Restated Credit Agreement (“2014 Credit Agreement”).  Terms of the 2014 Credit Agreement consist of a five-year, $350 million revolving credit facility and a $100 million term loan.  The 2014 Credit Agreement has a floating interest rate that is generally LIBOR plus a tiered additional rate which varies based on our current leverage ratio.  The interest rate as of June 30, 2017 is LIBOR plus 113 basis points.

The debt outstanding as of June 30, 2017 consists of the following:

Revolver	$45,000
Term loan	80,000
Total	125,000
Current portion of long-term debt	(10,000)
Long-term debt	$115,000
Scheduled principal payments of the term loan are as follows:

2017	$5,000
2018	10,000
2019	65,000
$80,000

The 2014 Credit Agreement contains the following quarterly financial covenants:

Description	Requirement

Leverage Ratio (Consolidated Indebtedness/Consolidated Adj. EBITDA)	< 3.50 to 1.00

Fixed Charge Coverage Ratio (Consolidated Free Cash Flow/Consolidated Fixed Charges)	> 1.50 to 1.00

Annual Operating Lease Commitment	< $50.0 million

We are in compliance with all debt covenants as of June 30, 2017. We have issued $36.1 million in standby letters of credit as of June 30, 2017 mainly for insurance purposes.  Issued letters of credit reduce our available credit under the 2014 Credit Agreement.  As of June 30, 2017, we have approximately $268.9 million of unused lines of credit available and eligible to be drawn down under our revolving credit facility.

6.   Other Operating Expenses

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016

Potential litigation settlement	$90,000	$-	$90,000	$-
Program closure expense	636	-	1,509	-
Retirement expenses	-	4,491	-	4,491
Total other operating expenses	$90,636	$4,491	$91,509	$4,491

During the three and six months ended June 30, 2017, the Company recorded $90 million for a potential litigation settlement.  See footnote 11 for further discussion.

During the three and six months ended June 30, 2017, the Company recorded $636,000 and $1.5 million, respectively, related to the closure of three Alabama programs at VITAS.

During the three and six months ended June 30, 2016, the Company recorded early retirement related costs and accelerated stock-based compensation expense of approximately $4.5 million pretax and $2.8 million after-tax, related to the early retirement of VITAS’ former Chief Executive Officer.

7.   Other Income/(Expense) – Net

Other income/(expense) -- net comprises the following (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Market value adjustment on assets held in
deferred compensation trust	$1,587	$3,188	$4,202	$201
Loss on disposal of property and equipment	(98)	(57)	(334)	(90)
Interest income	161	85	245	182
Other - net	3	1	3	-
Total other income/(expense) - net	$1,653	$3,217	$4,116	$293

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

9.   Independent Contractor Operations

The Roto-Rooter segment sublicenses with 69 independent contractors to operate certain plumbing repair, excavation, water restoration and drain cleaning businesses in lesser-populated areas of the United States and Canada.  We had notes receivable from our independent contractors as of June 30, 2017 totaling $1.4 million (December 31, 2016 - $1.7 million).  In most cases these loans are fully or partially secured by equipment owned by the contractor.  The interest rates on the loans range from 0% to 7% per annum and the remaining terms of the loans range from 2.5 months to 5.4 years at June 30, 2017.  We recorded the following from our independent contractors (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Revenues	$11,151	$9,770	$22,176	$19,629
Pretax income	6,742	6,024	13,431	12,180

10.   Retirement Plans

All of the Company’s plans that provide retirement and similar benefits are defined contribution plans.  These expenses include the impact of market gains and losses on assets held in deferred compensation plans.  Expenses for the Company’s retirement and profit-sharing plans, excess benefit plans and other similar plans are as follows (in thousands):

Three months ended June 30,		Six months ended June 30,
2017	2016	2017	2016
$4,551	$5,861	$10,709	$6,387

11.  Legal and Regulatory Matters

The VITAS segment of the Company’s business operates in a heavily-regulated industry.  As a result, the Company is subjected to inquiries and investigations by various government agencies, as well as to lawsuits, including qui tam actions.  The following sections describe the various ongoing material lawsuits and investigations of which the Company is currently aware. Other than as described below with respect to U.S. v. Vitas, it is not possible at this time for us to estimate either the timing or outcome of any of those matters, or whether any potential loss, or range of potential losses, is probable or reasonably estimable.

Regulatory Matters and Litigation

On May 2, 2013, the government filed a False Claims Act complaint against the Company and certain of its hospice-related subsidiaries in the U.S. District Court for the Western District of Missouri, United States v. VITAS Hospice Services, LLC, et al., No. 4:13-cv-00449-BCW (the “2013 Action”).  Prior to that date, the Company received various qui tam lawsuits and subpoenas from the U.S. Department of Justice and OIG that have been previously disclosed.  The 2013 Action alleges that, since at least 2002, VITAS, and since 2004, the Company, submitted or caused the submission of false claims to the Medicare program by (a) billing Medicare for continuous home care services when the patients were not eligible, the services were not provided, or the medical care was inappropriate, and (b) billing Medicare for patients who were not eligible for the Medicare hospice benefit because they did not have a life expectancy of six months or less if their illnesses ran their normal course.  This complaint seeks treble damages, statutory penalties, and the costs of the action, plus interest.  The defendants filed a motion to dismiss on September 24, 2013.  On September 30, 2014, the Court denied the motion, except to the extent that claims were filed before July 24, 2002. On November 13, 2014, the government filed a Second Amended Complaint.  The Second Amended Complaint changed and supplemented some of the allegations, but did not otherwise expand the causes of action or the nature of the relief sought against VITAS.  VITAS filed its Answer to the Second Amended Complaint on August 11, 2015.  This case is in the discovery phase.  Based on recent case developments, including recent mediation discussions with the U.S. Department of Justice, we believe it probable that this matter will be settled, to include payments of $55.8 million after-tax ($90.0 million pretax) including attorneys’ fees.  A final settlement will require the parties to resolve several outstanding issues, and to draft and negotiate definitive documentation.  There can be no assurance that such a final definitive settlement will be reached on these, or other, terms.  For additional procedural history of this litigation, please refer to our prior quarterly and annual filings.  The costs incurred related to U.S. v. Vitas and related regulatory matters were $2.1 million and $1.2 million for the quarters ended June 30, 2017 and 2016, respectively.  For the six months ended June 30, 2017 and 2016, the net costs were $4.2 million and $3.5 million respectively.

Net income/(loss) for the three and six months ended June 30, 2017 includes the $55.8 million of after-tax expense ($90 million pre-tax) for the accrual of such potential litigation settlement.  As required by U.S. Generally Accepted Accounting Principles, the Company accrues for contingent loss claims in its financial statements when it is probable that a liability has been incurred and the amount can be reasonably estimated.

 The Company and certain current and former directors and officers are defendants in a case captioned In re Chemed Corp. Shareholder Derivative Litigation, No. 13 Civ. 1854 (LPS) (CJB) (D. Del.), which was consolidated on February 2, 2015.

On February 2, 2015, the Court appointed KBC Asset Management NV the sole lead plaintiff and its counsel, the sole lead and liaison counsel. On March 3, 2015, Lead Plaintiff KBC designated its Complaint as the operative complaint in the consolidated proceedings and defendants renewed a previously filed motion to dismiss those claims and allegations.  The consolidated Complaint named fourteen individual defendants, together with the Company as nominal defendant.  The Complaint alleges a claim for breach of fiduciary duty against the individual defendants for allegedly permitting the Company to submit false claims to the U.S. government.  The Complaint seeks (a) a declaration that the individual defendants breached their fiduciary duties to the Company; (b) an order requiring those defendants to pay compensatory damages, restitution and exemplary damages, in unspecified amounts, to the Company; (c) an order directing the Company to implement new policies and procedures; and (d) costs and disbursements incurred in bringing the action, including attorneys’ fees.  On May 12, 2016, the Court issued a Memorandum Order granting Chemed’s motion to dismiss, and  dismissing Lead Plaintiff KBC’s Complaint without prejudice to KBC’s opportunity to file within 30 days of the date of the Court’s Order (i.e., by June 13, 2016) an amended Complaint addressing the deficiencies in its duty of loyalty claim.  Lead Plaintiff KBC did not file an amended Complaint within the time specified by the Court.

However, on June 13, 2016, counsel for Chemed shareholder Michael Kvint filed a letter with the Court requesting a two-week extension to file a motion to substitute Mr. Kvint as lead plaintiff, in place of Lead Plaintiff KBC and to file an amended Complaint.  Alternatively, counsel for Mr. Kvint requested that any dismissal of the action be with prejudice to KBC only.  On June 14, 2016, Chemed filed a reply letter with the Court, reserving its rights to oppose any motion filed by Mr. Kvint and, if warranted, to oppose any other actions taken by Mr. Kvint to proceed with the action (including by filing an untimely amended Complaint).  On June 21, 2016, the Court entered an Oral Order providing Mr. Kvint until June 30, 2016 to file a Motion to Substitute and Motion for Leave to File an Amended Complaint.  On that date, Mr. Kvint filed, under seal, a Motion to Substitute Plaintiff and File Amended Complaint, and attached a Proposed Amended Complaint.    Mr. Kvint’s motion was fully briefed by the parties.  On April 25, 2017, Magistrate Judge Burke issued a Report and Recommendation recommending that the Court permit Mr. Kvint to intervene as Lead Plaintiff and grant leave to amend the complaint to replead the duty of loyalty claim only.  On May 16, 2017, Chief Judge Stark signed an Order adopting that Report and Recommendation.  Plaintiff Kvint filed a Corrected Amended Complaint on May 30, 2017.  On July 25, 2017, the Court entered an order permitting Defendants to file a Motion to Dismiss the Corrected Amended Complaint on or before August 14, 2017, with Plaintiff’s Answering Brief in opposition to the Motion to Dismiss to be filed on or before October 16, 2017, and Defendants’ Reply Brief in support of the Motion to Dismiss to be filed on or before November 13, 2017.  As the Company has previously disclosed, the legal fees and costs associated with defending against this lawsuit are presently being paid by insurance. For additional procedural history of this litigation, please refer to our prior quarterly and annual filings.

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

On November 14, 2016, the Parties filed a Stipulation to transfer the venue of the lawsuit from San Francisco to Los Angeles.  The Los Angeles Superior Court Complex Division accepted transfer of the case on December 6, 2016 and stayed the case.  On December 16, 2016, VITAS CA filed its Answer and served written discovery on Seper.

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

The Court in Seper lifted the stay at the Initial Status Conference on May 11, 2017.  At the Conference, Seper’s counsel informed the Court that he was in contact with Jiwan Chhina’s counsel to consolidate the two cases.  The Court set a Further Status Conference for July 13, 2017 expressly to receive a status update on the consolidation efforts.  If the cases are consolidated and proceed under the jurisdiction of the Los Angeles Superior Court Complex Division,  the Chhina case in the San Diego Superior Court would then be dismissed.  The Parties have agreed to stay further discovery efforts pending the issue of consolidation of the two cases.  Counsel for Seper and counsel for Chhina are currently preparing a joint Amended Complaint.

The Company is not able to reasonably estimate the probability of loss or range of loss for either of these lawsuits at this time.

The Company intends to defend vigorously against the allegations in each of the above lawsuits.  Regardless of the outcome of any of the preceding matters, dealing with the various regulatory agencies and opposing parties can adversely affect us through defense costs, potential payments, diversion of management time, and related publicity.  Although the Company intends to defend them vigorously, there can be no assurance that those suits will not have a material adverse effect on the Company.

12.   Concentration of Risk

During the quarter VITAS had pharmacy services agreements with one service provider to provide specified pharmacy services for VITAS and its hospice patients.  VITAS made purchases from this provider of $8.2 and $17.0 million for the three and six months ended June 30, 2017, respectively. Vitas made purchases from two providers of $8.5 and $17.4 million for the three and six months ended June 30, 2016, respectively.  Purchases from these providers were approximately 90% of all pharmacy services used by VITAS during each quarter presented.

13.   Cash Overdrafts and Cash Equivalents

There are $7.5 million in cash overdrafts payable included in accounts payable at June 30, 2017 (December 31, 2016 - $8.6 million).

From time to time throughout the year, we invest excess cash in money market funds with major commercial banks. We closely monitor the creditworthiness of the institutions with which we invest our overnight funds.  We had $79,000 in cash equivalents as of June 30, 2017.  There was $72,000 in cash equivalents as of December 31, 2016.

Included in properties and equipment and accounts payable on the balance sheet at June 30, 2017 is $10.8 million of unpaid commitments related to the purchase of transportation equipment.  This amount will be paid in July 2017 and is not reflected in capital expenditures in the statement of cash flows.  Unpaid commitments to purchase properties and equipment for comparable periods is not material.

14.   Financial Instruments

FASB’s authoritative guidance on fair value measurements defines a hierarchy which prioritizes the inputs in fair value measurements.  Level 1 measurements are measurements using quoted prices in active markets for identical assets or liabilities.  Level 2 measurements use significant other observable inputs.  Level 3 measurements are measurements using significant unobservable inputs which require a company to develop its own assumptions.  In recording the fair value of assets and liabilities, companies must use the most reliable measurement available

The following shows the carrying value, fair value and the hierarchy for our financial instruments as of June 30, 2017 (in thousands):

		Fair Value Measure
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Mutual fund investments of deferred
compensation plans held in trust	$58,579	$58,579	$-	$-
Total debt	125,000	-	125,000	-

The following shows the carrying value, fair value and the hierarchy for our financial instruments as of December 31, 2016 (in thousands):

		Fair Value Measure
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Mutual fund investments of deferred
compensation plans held in trust	$54,389	$54,389	$-	$-
Total debt	108,750	-	108,750	-

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

15.   Capital Stock Repurchase Plan Transactions

We repurchased the following capital stock for the three and six months ended June 30, 2017 and 2016:

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016

Total cost of repurchased shares (in thousands):	$30,801	$49,853	$85,063	$102,313
Shares repurchased	150,000	380,134	450,000	780,134
Weighted average price per share	$205.34	$131.15	$189.03	$131.15

In March 2017, the Board of Directors authorized an additional $100.0 million for stock repurchase under Chemed’s existing share repurchase program. We currently have $65.1 million of authorization remaining under this share repurchase plan.
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

17.   Goodwill

Shown below is movement in Goodwill (in thousands):
	Vitas	Roto-Rooter	Total
Balance at December 31, 2016	$328,301	$144,065	$472,366
Business combinations	-	481	481
Foreign currency adjustments	-	50	50
Balance at June 30, 2017	$328,301	$144,596	$472,897

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

The following is a summary of the key operating results (in thousands except per share amounts):

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Service revenues and sales	$415,059	$390,409	$820,923	$$780,798
Net income/(loss)	$(21,656)	$24,885	$8,188	$$49,725
Diluted EPS/(LPS)	$(1.35)	$1.48	$0.49	$$2.93
Adjusted net income	$35,907	$30,228	$66,402	$$57,982
Adjusted diluted EPS	$2.15	$1.80	$3.96	$$3.41
Adjusted EBITDA	$68,497	$58,523	$128,316	$$113,003
Adjusted EBITDA as a % of revenue	16.5%	15.0%	15.6%	14.5%

Adjusted net income, adjusted diluted EPS, earnings before interest, taxes and depreciation and amortization (“EBITDA”), Adjusted EBITDA and Adjusted EBITDA as a % of revenue are not measures derived in accordance with GAAP.  We provide non-GAAP measures to help readers evaluate our operating results and to compare our operating performance with that of similar companies that have different capital structures.  Our non-GAAP measures should not be considered in isolation or as a substitute for comparable measures presented in accordance with GAAP.  A reconciliation of our non-GAAP measures is presented on pages 29-31.

Net income/(loss) for the three and six months ended June 30, 2017 includes $55.8 million ($3.49 per share) of after-tax expense ($90 million pre-tax) for the accrual of a potential litigation settlement related to the May 2, 2013 complaint filed against the Company by the U.S. Department of Justice.  As required by U.S. Generally Accepted Accounting Principles, the Company accrues for contingent loss claims in its financial statements when it is probable that a liability has been incurred and the amount can be reasonably estimated.  Based on recent case developments, including recent mediation discussions with the U.S. Department of Justice, the Company believes that it probable that this matter will be settled, and that such settlement will include settlement payments and relator attorney fees, by the Company of approximately the accrued amount.  However, the achievement of a final, definitive settlement will require the parties to resolve several outstanding issues (and draft and negotiate related definitive documentation), and there can be no assurance that such a final, definitive settlement will be reached and agreed on these or other terms.

For the three months ended June 30, 2017, the increase in consolidated service revenues and sales was driven by a 16.7% increase at Roto-Rooter and a 2.1% increase at VITAS.  The increase in service revenues at Roto-Rooter was driven by an increase in all major service lines, of Roto-Rooter’s total revenue increase 46.9% is related to water restoration.  The increase in service revenues at VITAS was primarily a result of Medicare reimbursement rates increasing 1.7%, a 2.8% increase in average daily census, offset by acuity mix shift which negatively impacted revenue 2.5% when compared to the prior year period.  Adjusted EBITDA as a percent of revenue increased 150 basis points when compared to the prior year quarter mainly as a result of the increase in adjusted net income.  See page 32 for additional VITAS operating metrics.

For the six months ended June 30, 2017, the increase in consolidated service revenues and sales was driven by a 13.1% increase at Roto-Rooter and a 1.9% increase at VITAS.  The increase in service revenues at Roto-Rooter was driven by an increase in all major service lines, of Roto-Rooter’s total revenue increase 49.0% was related to water restoration.  The increase in service revenues at VITAS was primarily a result of Medicare reimbursement rates increasing 1.7%, a 3.2% increase in average daily census, offset by acuity mix shift which negatively impacted revenue when compared to the prior year period.  Adjusted EBITDA as a percent of revenue increased 110 basis points when compared to the prior year quarter mainly as a result of the increase in adjusted net income.  See page 32 for additional VITAS operating metrics.

VITAS expects its full-year 2017 revenue growth, prior to Medicare cap, to be in the range of 2.0% to 3.0%.  Admissions and Average Daily Census in 2017 are estimated to expand approximately 3.0% to 5.0%.  Adjusted EBITDA margin, prior to Medicare cap, is estimated to be 15.0% to 15.5%.  This guidance includes $2.5 million for Medicare cap billing limitations. Roto-Rooter expects full-year 2017 revenue growth of 12.0% to 13.0%.  The revenue estimate is a based upon increased job pricing of approximately 2.0% and continued growth in water restoration services.  Adjusted EBITDA margin for 2017 is estimated in the range of 22.0% to 22.5%.  We anticipate that our operating income and cash flows will be sufficient to operate our businesses and meet any commitments for the foreseeable future.

Financial Condition
Liquidity and Capital Resources
Material changes in the balance sheet accounts from December 31, 2016 to June 30, 2017 include the following:

•	A $14.1 million decrease in accounts receivable due mainly to timing of Medicare and Medicaid payments.
•	An $18.9 million increase in properties plant and equipment mainly due to the purchase of transportation equipment during the quarter.
•	A $20.6 million increase in deferred taxes associated with amounts recorded for a potential litigation settlement.
•	A $9.6 million increase in accounts payable mainly due to transportation equipment accrued but not paid at June 30, 2017.
•	A $5.9 million decrease in accrued compensation due to the payments of cash bonuses accrued in 2016.
•	A $90.7 million increase in accrued legal due to a potential litigation settlement.
•	A $16.3 million increase in long-term debt due to borrowings on our revolving line of credit.

Net cash provided by operating activities increased $26.9 million mainly as a result of a $14.3 million increase in net income excluding potential litigation settlement and a $6.6 million decrease in accounts receivable.  The potential litigation settlement recorded is non-cash at June 30, 2017 and does not impact net cash provided by operating activities.

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

We have issued $36.1 million in standby letters of credit as of June 30, 2017, mainly for insurance purposes.  Issued letters of credit reduce our available credit under the revolving credit agreement.  As of June 30, 2017, we have approximately $268.9 million of unused lines of credit available and eligible to be drawn down under our revolving credit facility. Management believes its liquidity and sources of capital are satisfactory for the Company’s needs in the foreseeable future.

Commitments and Contingencies
Collectively, the terms of our credit agreements require us to meet various financial covenants, to be tested quarterly.  We are in compliance with all financial and other debt covenants as of June 30, 2017 and anticipate remaining in compliance throughout the foreseeable future.

The VITAS segment of the Company’s business operates in a heavily-regulated industry.  As a result, the Company is subjected to inquiries and investigations by various government agencies, as well as to lawsuits, including qui tam actions.  The following sections describe the various ongoing material lawsuits and investigations of which the Company is currently aware.  Other than as described below with respect to U.S. v. Vitas, it is not possible at this time for us to estimate either the timing or outcome of any of those matters, or whether any potential loss, or range of potential losses, is probable or reasonably estimable.

On May 2, 2013, the government filed a False Claims Act complaint against the Company and certain of its hospice-related subsidiaries in the U.S. District Court for the Western District of Missouri, United States v. VITAS Hospice Services, LLC, et al., No. 4:13-cv-00449-BCW (the “2013 Action”).  Prior to that date, the Company received various qui tam lawsuits and subpoenas from the U.S. Department of Justice and OIG that have been previously disclosed.  The 2013 Action alleges that, since at least 2002, VITAS, and since 2004, the Company, submitted or caused the submission of false claims to the Medicare program by (a) billing Medicare for continuous home care services when the patients were not eligible, the services were not provided, or the medical care was inappropriate, and (b) billing Medicare for patients who were not eligible for the Medicare hospice benefit because they did not have a life expectancy of six months or less if their illnesses ran their normal course.  This complaint seeks treble damages, statutory penalties, and the costs of the action, plus interest.  The defendants filed a motion to dismiss on September 24, 2013.  On September 30, 2014, the Court denied the motion, except to the extent that claims were filed before July 24, 2002. On November 13, 2014, the government filed a Second Amended Complaint.  The Second Amended Complaint changed and supplemented some of the allegations, but did not otherwise expand the causes of action or the nature of the relief sought against VITAS.  VITAS filed its Answer to the Second Amended Complaint on August 11, 2015.  This case is in the discovery phase.  Based on recent case developments, including recent mediation discussions with the U.S. Department of Justice, we believe it probable that this matter will be settled, to include payments of $55.8 million after-tax ($90.0 million pretax) including attorneys’ fees.  A final settlement will require the parties to resolve several outstanding issues, and to draft and negotiate definitive documentation.  There can be no assurance that such a final definitive settlement will be reached on these, or other, terms.  For additional procedural history of this litigation, please refer to our prior quarterly and annual filings.  The costs incurred related to U.S. v. Vitas and related regulatory matters were $2.1 million and $1.2 million for the quarters ended June 30, 2017 and 2016, respectively.  For the six months ended June 30, 2017 and 2016, the net costs were $4.2 million and $3.5 million respectively.

Net income/(loss) for the three and six months ended June 30, 2017 includes the $55.8 million of after-tax expense ($90 million pre-tax) for the accrual of such potential litigation settlement.  As required by U.S. Generally Accepted Accounting Principles, the Company accrues for contingent loss claims in its financial statements when it is probable that a liability has been incurred and the amount can be reasonably estimated.

The Company and certain current and former directors and officers are defendants in a case captioned In re Chemed Corp. Shareholder Derivative Litigation, No. 13 Civ. 1854 (LPS) (CJB) (D. Del.), which was consolidated on February 2, 2015.

On February 2, 2015, the Court appointed KBC Asset Management NV the sole lead plaintiff and its counsel, the sole lead and liaison counsel. On March 3, 2015, Lead Plaintiff KBC designated its Complaint as the operative complaint in the consolidated proceedings and defendants renewed a previously filed motion to dismiss those claims and allegations.  The consolidated Complaint named fourteen individual defendants, together with the Company as nominal defendant.  The Complaint alleges a claim for breach of fiduciary duty against the individual defendants for allegedly permitting the Company to submit false claims to the U.S. government.  The Complaint seeks (a) a declaration that the individual defendants breached their fiduciary duties to the Company; (b) an order requiring those defendants to pay compensatory damages, restitution and exemplary damages, in unspecified amounts, to the Company; (c) an order directing the Company to implement new policies and procedures; and (d) costs and disbursements incurred in bringing the action, including attorneys’ fees.  On May 12, 2016, the Court issued a Memorandum Order granting Chemed’s motion to dismiss, and  dismissing Lead Plaintiff KBC’s Complaint without prejudice to KBC’s opportunity to file within 30 days of the date of the Court’s Order (i.e., by June 13, 2016) an amended Complaint addressing the deficiencies in its duty of loyalty claim.  Lead Plaintiff KBC did not file an amended Complaint within the time specified by the Court.

However, on June 13, 2016, counsel for Chemed shareholder Michael Kvint filed a letter with the Court requesting a two-week extension to file a motion to substitute Mr. Kvint as lead plaintiff, in place of Lead Plaintiff KBC and to file an amended Complaint.  Alternatively, counsel for Mr. Kvint requested that any dismissal of the action be with prejudice to KBC only.  On June 14, 2016, Chemed filed a reply letter with the Court, reserving its rights to oppose any motion filed by Mr. Kvint and, if warranted, to oppose any other actions taken by Mr. Kvint to proceed with the action (including by filing an untimely amended Complaint).  On June 21, 2016, the Court entered an Oral Order providing Mr. Kvint until June 30, 2016 to file a Motion to Substitute and Motion for Leave to File an Amended Complaint.  On that date, Mr. Kvint filed, under seal, a Motion to Substitute Plaintiff and File Amended Complaint, and attached a Proposed Amended Complaint.    Mr. Kvint’s motion was fully briefed by the parties.  On April 25, 2017, Magistrate Judge Burke issued a Report and Recommendation recommending that the Court permit Mr. Kvint to intervene as Lead Plaintiff and grant leave to amend the complaint to replead the duty of loyalty claim only.  On May 16, 2017, Chief Judge Stark signed an Order adopting that Report and Recommendation.  Plaintiff Kvint filed a Corrected Amended Complaint on May 30, 2017.  On July 25, 2017, the Court entered an order permitting Defendants to file a Motion to Dismiss the Corrected Amended Complaint on or before August 14, 2017, with Plaintiff’s Answering Brief in opposition to the Motion to Dismiss to be filed on or before October 16, 2017, and Defendants’ Reply Brief in support of the Motion to Dismiss to be filed on or before November 13, 2017.  As the Company has previously disclosed, the legal fees and costs associated with defending against this lawsuit are presently being paid by insurance. For additional procedural history of this litigation, please refer to our prior quarterly and annual filings.

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

On November 14, 2016, the Parties filed a Stipulation to transfer the venue of the lawsuit from San Francisco to Los Angeles.  The Los Angeles Superior Court Complex Division accepted transfer of the case on December 6, 2016 and stayed the case.  On December 16, 2016, VITAS CA filed its Answer and served written discovery on Seper.

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

The Court in Seper lifted the stay at the Initial Status Conference on May 11, 2017.  At the Conference, Seper’s counsel informed the Court that he was in contact with Jiwan Chhina’s counsel to consolidate the two cases.  The Court set a Further Status Conference for July 13, 2017 expressly to receive a status update on the consolidation efforts.  If the cases are consolidated and proceed under the jurisdiction of the Los Angeles Superior Court Complex Division,  the Chhina case in the San Diego Superior Court would then be dismissed.  The Parties have agreed to stay further discovery efforts pending the issue of consolidation of the two cases.  Counsel for Seper and counsel for Chhina are currently preparing a joint Amended Complaint.

The Company is not able to reasonably estimate the probability of loss or range of loss for either of these lawsuits at this time.

The Company intends to defend vigorously against the allegations in each of the above lawsuits.  Regardless of the outcome of any of the preceding matters, dealing with the various regulatory agencies and opposing parties can adversely affect us through defense costs, potential payments, diversion of management time, and related publicity.  Although the Company intends to defend them vigorously, there can be no assurance that those suits will not have a material adverse effect on the Company.

Results of Operations
Three months ended June 30, 2017 versus 2016 - Consolidated Results
Our service revenues and sales for the second quarter of 2017 increased 6.3% versus services and sales revenues for the second quarter of 2016.  Of this increase, a $6.0 million increase was attributable to VITAS and $18.7 million increase was attributable to Roto-Rooter.  The following chart shows the components of those changes (in thousands):

	Increase/(Decrease)
	Amount	Percent
VITAS
Routine homecare	$11,978	5.5
Continuous care	(3,271)	(9.4)
General inpatient	(2,489)	(10.2)
Medicare cap	(247)	-
Roto-Rooter
Plumbing	6,469	13.3
Drain cleaning	1,599	4.4
Water restoration	8,763	72.1
Contractor operations	1,381	14.1
Other	467	9.5
Total	$24,650	6.3

The increase in VITAS’ revenues for the second quarter of 2017 versus the second quarter of 2016 was comprised of an average net Medicare reimbursement rate increasing approximately 1.7%, a 2.8% increase in days of care offset by acuity mix shift which negatively impacted revenue 2.5% when compared to the prior year period.

Days of care during the quarter ended June 30 were as follows:

	Days of Care		Increase/(Decrease)
	2017	2016	Percent

Routine homecare	1,417,840	1,366,985	3.7
Continuous care	43,108	47,775	(9.8)
General inpatient	31,251	36,833	(15.2)
Total days of care	1,492,199	1,451,593	2.8

Over 90% of VITAS’ service revenues for the period were from Medicare and Medicaid.

The increase in plumbing revenues for the second quarter of 2017 versus 2016 is attributable to a 10.6% increase in price and service mix shift as well as a 2.7% increase in job count.  Drain cleaning revenues for the second quarter of 2017 versus 2016 reflect a 6.4% increase in price and service mix shift offset by a 2.0% decrease in job count.  Water restoration for the second quarter of 2017 versus 2016 increased 72.1% as a result of continued expansion of this service offering in all Roto-Rooter locations.  Contractor operations increased 14.1% mainly due to their expansion into water restoration.

The consolidated gross margin was 31.1% in the second quarter of 2017 as compared with 29.2% in the second quarter of 2016.  On a segment basis, VITAS’ gross margin was 22.8% in the second quarter of 2017 as compared with 21.5%, in the second quarter of 2016.  The increase in VITAS gross margin is the result of labor and ancillary cost management.  The Roto-Rooter segment’s gross margin was 49.3% for the second quarter of 2017 compared with 48.5% in the second quarter of 2016.  The increase in Roto-Rooter gross margin is the result mainly of higher revenues, particularly in water restoration, allowing more fixed costs to be covered.

Selling, general and administrative expenses (“SG&A”) comprise (in thousands):

	Three months ended June 30,
	2017	2016
SG&A expenses before market value adjustments of deferred compensation
plans, long-term incentive compensation, and OIG investigation expenses	$64,018	$57,771
Expenses related to OIG investigation	2,093	1,170
Impact of market value adjustments related to assets held in deferred
compensation trusts	1,587	3,188
Long-term incentive compensation	956	499
Total SG&A expenses	$68,654	$62,628

SG&A expenses before long-term incentive compensation, expenses related to OIG investigation and the impact of market value adjustments related to assets held in deferred compensation trusts for the second quarter of 2017 were up 10.8% when compared to the second quarter of 2016. This increase was mainly a result of the increase in variable expenses caused by increased revenue, particularly in the Roto-Rooter segment, increased advertising expense at Roto-Rooter and normal salary increases in 2017.

Other operating expenses were $90.6 million in the second quarter of 2017 due to $90.0 million related to a potential litigation settlement and $636,000 due to the closure of the programs in one state at Vitas. $4.5 million related to early retirement expenses were included in other operating expenses in the second quarter of 2016.

Other income/(expense) - net comprise (in thousands):

	Three months ended June 30,
	2017	2016
Market value adjustment on assets held in
deferred compensation trusts	$1,587	$3,188
Interest income	161	85
Loss on disposal of property and equipment	(98)	(57)
Other	3	1
Total other income/(expense) - net	$1,653	$3,217

Our effective income tax rate was 43.6% in the second quarter of 2017 (tax benefit) compared to 38.7% (tax expense) during the second quarter of 2016.  The change in the effective income tax rate is a result of the adoption of ASU No. 2016-09 – Compensation – Stock Compensation in 2017 which requires that the excess tax benefits from stock based compensation now be recorded in the income tax provision on the statements of income.

Net income for both periods included the following after-tax items/adjustments that (reduced) or increased after-tax earnings (in thousands):

	Three months ended June 30,
	2017	2016
VITAS
Potential litigation settlement	$(55,800)	$-
Expenses related to OIG investigation	(1,292)	(722)
Program closure expenses	(385)	-
Medicare cap sequestration adjustment	(65)	-
Early retirement expenses	-	(2,840)
Roto-Rooter
Expenses related to litigation settlements	(129)	(27)
Corporate
Excess tax benefits on stock compensation	2,643	-
Stock option expense	(1,931)	(1,440)
Long-term incentive compensation	(604)	(316)
Expenses related to securities litigation	-	2
Total	$(57,563)	$(5,343)

Three months ended June 30, 2017 versus 2016 - Segment Results

The change in net income/(loss) for the second quarter of 2017 versus the second quarter of 2016 is due to (in thousands):

	Increase/(Decrease)
	Amount	Percent
VITAS	$(50,804)	(273.9)
Roto-Rooter	3,717	27.9
Corporate	546	7.8
	$(46,541)	(187.0)

VITAS’ net loss was the result of a $55.8 million (after-tax) potential litigation settlement.

Roto-Rooter’s net income was positively impacted in 2017 compared to 2016 primarily by an $8.8 million revenue increase in Roto-Rooter’s water restoration line of business, a $6.5 million increase in plumbing revenue and a $3.4 million increase in all other revenue types.  After-tax earnings as a percent of revenue at Roto-Rooter in the second quarter of 2017 was 13.1% as compared to 11.9% in the second quarter of 2016.

The improvement at Corporate is due mainly to the impact of the adoption of ASU 2016-09 which positively impacted the Company’s tax provision by approximately $2.6 million.

Results of Operations
Six months ended June 30, 2017 versus 2016 - Consolidated Results
Our service revenues and sales for the first six months of 2017 increased 5.1% versus services and sales revenues for the first six months of 2016.  Of this increase, a $10.8 million increase was attributable to VITAS and $29.4 million increase was attributable to Roto-Rooter.  The following chart shows the components of those changes (in thousands):

	Increase/(Decrease)
	Amount	Percent
VITAS
Routine homecare	$22,665	5.2
Continuous care	(7,575)	(10.5)
General inpatient	(4,083)	(8.2)
Medicare cap	(247)	-
Roto-Rooter
Plumbing	9,591	9.9
Drain cleaning	2,011	2.8
Water restoration	14,388	58.5
Contractor operations	2,548	13.0
Other	827	8.1
Total	$40,125	5.1

The increase in VITAS’ revenues for the first six months of 2017 versus the first six months of 2016 was comprised of an average net Medicare reimbursement rate increasing approximately 1.7%, a 2.6% increase in days of care offset by acuity mix shift which negatively impacted revenue when compared to the prior year period.

Days of care during the six months ended June 30 were as follows:

	Days of Care		Increase/(Decrease)
	2017	2016	Percent

Routine homecare	2,798,388	2,702,152	3.6
Continuous care	88,525	98,745	(10.3)
General inpatient	65,236	75,082	(13.1)
Total days of care	2,952,149	2,875,979	2.6

Over 90% of VITAS’ service revenues for the period were from Medicare and Medicaid.

The increase in plumbing revenues for the first six months of 2017 versus 2016 is attributable to a 9.5% increase in price and service mix shift as well as a 0.4% increase in job count.  Drain cleaning revenues for the first six months of 2017 versus 2016 reflect a 6.4% increase in price and service mix shift offset by a 3.6% decrease in job count.  Water restoration for the first six months of 2017 versus 2016 increased 58.5% as a result of continued expansion of this service offering in all Roto-Rooter locations.  Contractor operations increased 13.0% mainly due to their expansion into water restoration.

The consolidated gross margin was 30.4% in the first six months of 2017 as compared with 29.0% in the first six months of 2016.  On a segment basis, VITAS’ gross margin was 22.1% in the first six months of 2017 as compared with 21.3%, in the first six months of 2016.  The increase in VITAS’ gross margin is the result of labor and ancillary cost management.  The Roto-Rooter segment’s gross margin was 49.0% for the first six months of 2017 compared with 48.0% in the first six months of 2016.  The increase in the Roto-Rooter gross margin is the result mainly of higher revenues, particularly in water restoration, allowing more fixed costs to be covered.

Selling, general and administrative expenses (“SG&A”) comprise (in thousands):

	Six months ended June 30,
	2017	2016
SG&A expenses before market value adjustments of deferred compensation
plans, long-term incentive compensation, and OIG investigation expenses	$127,750	$117,708
Expenses related to OIG investigation	4,243	3,506
Impact of market value adjustments related to assets held in deferred
compensation trusts	4,202	201
Long-term incentive compensation	1,917	258
Total SG&A expenses	$138,112	$121,673

SG&A expenses before long-term incentive compensation, expenses related to OIG investigation and the impact of market value adjustments related to assets held in deferred compensation trusts for the first six months of 2017 were up 8.5% when compared to the first six months of 2016. This increase was mainly a result of the increase in variable expenses caused by increased revenue, particularly in the in the Roto-Rooter segment, increased advertising expense at Roto-Rooter and normal salary increases in 2017.

Other operating expenses were $91.5 million during the first six months of 2017 related to a $90.0 million potential litigation settlement and $1.5 million related to the closure of the programs in one state at Vitas.  During the first six months of 2016, the Company recorded $4.5 million related to early retirement expenses.

Other income/(expense) - net comprise (in thousands):

	Six months ended June 30,
	2017	2016
Market value adjustment on assets held in
deferred compensation trusts	$4,202	$201
Loss on disposal of property and equipment	(334)	(90)
Interest income	245	182
Other	3	-
Total other income/(expense) - net	$4,116	$293

Our effective income tax rate was 81.7% in the first six months of 2017 compared to 38.8% during the first six months of 2016.  The change in the effective income tax rate is due to the adoption of ASU No. 2016-09 – Compensation – Stock Compensation which requires that the excess tax benefits from stock based compensation now be recorded in the income tax provision on the statements of income.

Net income for both periods included the following after-tax items/adjustments that (reduced) or increased after-tax earnings (in thousands):

	Six Months Ended June 30,
	2017	2016
VITAS
Potential litigation settlement	$(55,800)	$-
Expenses related to OIG investigation	(2,620)	(2,165)
Program closure expenses	(898)	-
Medicare cap sequestration adjustment	(65)	-
Early retirement expenses	-	(2,840)
Roto-Rooter
Expenses related to litigation settlements	(129)	(27)
Corporate
Excess tax benefits on stock compensation	6,338	-
Stock option expense	(3,828)	(3,061)
Long-term incentive compensation	(1,212)	(164)
Total	$(58,214)	$(8,257)

Six months ended June 30, 2017 versus 2016 - Segment Results

The change in net income/(loss) for the first six months of 2017 versus the first six months of 2016 is due to (in thousands):

	Increase/(Decrease)
	Amount	Percent
VITAS	$(49,294)	(131.0)
Roto-Rooter	5,323	20.2
Corporate	2,434	17.1
	$(41,537)	(83.5)

VITAS’ 2017 net loss was the result of a $55.8 million (after-tax) potential ligation settlement.

Roto-Rooter’s net income was positively impacted in 2017 compared to 2016 primarily by a $14.4 million revenue increase in Roto-Rooter’s water restoration line of business, a $9.6 million increase in plumbing revenue and a $5.4 million increase in all other revenue types.  After-tax earnings as a percent of revenue at Roto-Rooter in 2017 were 12.5% as compared to 11.7% in 2016.

The improvement at Corporate is due mainly to the impact of the adoption of ASU 2016-09 which positively impacted the Company’s tax provision by approximately $6.3 million.

CHEMED CORPORATION AND SUBSIDIARY COMPANIES
CONSOLIDATING STATEMENT OF INCOME
FOR THE THREE MONTHS ENDED JUNE 30, 2017
(in thousands)(unaudited)

				Chemed
	VITAS	Roto-Rooter	Corporate	Consolidated
2017 (a)
Service revenues and sales	$284,710	$130,349	$-	$415,059
Cost of services provided and goods sold	219,769	66,083	-	285,852
Selling, general and administrative expenses	24,531	33,763	10,360	68,654
Depreciation	4,741	4,070	22	8,833
Amortization	-	32	-	32
Other operating expenses	90,636	-	-	90,636
Total costs and expenses	339,677	103,948	10,382	454,007
Income/(loss) from operations	(54,967)	26,401	(10,382)	(38,948)
Interest expense	(53)	(87)	(981)	(1,121)
Intercompany interest income/(expense)	2,826	1,346	(4,172)	-
Other income/(expense)—net	71	(4)	1,586	1,653
Income/(expense) before income taxes	(52,123)	27,656	(13,949)	(38,416)
Income taxes	19,869	(10,598)	7,489	16,760
Net income/(loss)	$(32,254)	$17,058	$(6,460)	$(21,656)

(a) The following amounts are included in net income (in thousands):

				Chemed
	VITAS	Roto-Rooter	Corporate	Consolidated
Pretax benefit/(cost):
Potential litigation settlement	$(90,000)	$-	$-	$(90,000)
Medicare cap sequestration adjustment	(105)	-	-	(105)
Stock option expense	-	-	(3,054)	(3,054)
Long-term incentive compensation	-	-	(956)	(956)
Expenses related to litigation setlements	-	(213)	-	(213)
Program closure expenses	(636)	-	-	(636)
Expenses related to OIG investigation	(2,093)	-	-	(2,093)
Total	$(92,834)	$(213)	$(4,010)	$(97,057)

				Chemed
	VITAS	Roto-Rooter	Corporate	Consolidated
After-tax benefit/(cost):
Potential litigation settlement	$(55,800)	$-	$-	$(55,800)
Medicare cap sequestration adjustment	(65)	-	-	(65)
Stock option expense	-	-	(1,931)	(1,931)
Long-term incentive compensation	-	-	(604)	(604)
Expenses related to litigation setlements	-	(129)	-	(129)
Program closure expenses	(385)	-	-	(385)
Expenses related to OIG investigation	(1,292)	-	-	(1,292)
Excess tax benefits on stock compensation	-	-	2,643	2,643
Total	$(57,542)	$(129)	$108	$(57,563)

CONSOLIDATING STATEMENT OF INCOME
FOR THE THREE MONTHS ENDED JUNE 30, 2016
(in thousands)(unaudited)

				Chemed
	VITAS	Roto-Rooter	Corporate	Consolidated
2016 (a)
Service revenues and sales	$278,739	$111,670	$-	$390,409
Cost of services provided and goods sold	218,694	57,561	-	276,255
Selling, general and administrative expenses	22,638	29,448	10,542	62,628
Depreciation	4,814	3,628	139	8,581
Amortization	14	77	-	91
Other operating expenses	4,491	-	-	4,491
Total costs and expenses	250,651	90,714	10,681	352,046
Income/(loss) from operations	28,088	20,956	(10,681)	38,363
Interest expense	(59)	(92)	(820)	(971)
Intercompany interest income/(expense)	1,927	866	(2,793)	-
Other income/(expense)—net	38	(12)	3,191	3,217
Income/(expense) before income taxes	29,994	21,718	(11,103)	40,609
Income taxes	(11,444)	(8,377)	4,097	(15,724)
Net income/(loss)	$18,550	$13,341	$(7,006)	$24,885

(a) The following amounts are included in net income (in thousands):
				Chemed
	VITAS	Roto-Rooter	Corporate	Consolidated
Pretax benefit/(cost):
Early retirement expenses	$(4,491)	$-	$-	$(4,491)
Stock option expense	-	-	(2,277)	(2,277)
Long-term incentive compensation	-	-	(499)	(499)
Expenses related to securities litigation	-	-	3	3
Expenses related to litigation settlements	-	(44)	-	(44)
Expenses related to OIG investigation	(1,170)	-	-	(1,170)
Total	$(5,661)	$(44)	$(2,773)	$(8,478)

				Chemed
	VITAS	Roto-Rooter	Corporate	Consolidated
After-tax benefit/(cost):
Early retirement expenses	$(2,840)	$-	$-	$(2,840)
Stock option expense	-	-	(1,440)	(1,440)
Long-term incentive compensation	-	-	(316)	(316)
Expenses related to securities litigation	-	-	2	2
Expenses related to litigation settlements	-	(27)	-	(27)
Expenses related to OIG investigation	(722)	-	-	(722)
Total	$(3,562)	$(27)	$(1,754)	$(5,343)

CHEMED CORPORATION AND SUBSIDIARY COMPANIES
CONSOLIDATING STATEMENT OF INCOME
FOR THE SIX MONTHS ENDED JUNE 30, 2017
(in thousands)(unaudited)

				Chemed
	VITAS	Roto-Rooter	Corporate	Consolidated
2017 (a)
Service revenues and sales	$567,026	$253,897	$-	$820,923
Cost of services provided and goods sold	441,446	129,546	-	570,992
Selling, general and administrative expenses	48,825	67,223	22,064	138,112
Depreciation	9,519	8,054	153	17,726
Amortization	14	64	-	78
Other operating expenses	91,509	-	-	91,509
Total costs and expenses	591,313	204,887	22,217	818,417
Income/(loss) from operations	(24,287)	49,010	(22,217)	2,506
Interest expense	(108)	(185)	(1,823)	(2,116)
Intercompany interest income/(expense)	5,528	2,656	(8,184)	-
Other income/(expense)—net	(9)	(77)	4,202	4,116
Income/(expense) before income taxes	(18,876)	51,404	(28,022)	4,506
Income taxes	7,219	(19,722)	16,185	3,682
Net income/(loss)	$(11,657)	$31,682	$(11,837)	$8,188

(a) The following amounts are included in net income (in thousands):

				Chemed
	VITAS	Roto-Rooter	Corporate	Consolidated
Pretax benefit/(cost):
Potential litigation settlement	$(90,000)	$-	$-	$(90,000)
Medicare cap sequestration adjustments	(105)	-	-	(105)
Stock option expense	-	-	(6,055)	(6,055)
Long-term incentive compensation	-	-	(1,917)	(1,917)
Expenses related to litigation settlements	-	(213)	-	(213)
Program closure expenses	(1,509)	-	-	(1,509)
Expenses related to OIG investigation	(4,243)	-	-	(4,243)
Total	$(95,857)	$(213)	$(7,972)	$(104,042)

After-tax benefit/(cost):				Chemed
	VITAS	Roto-Rooter	Corporate	Consolidated

Potential litigation settlement	$(55,800)	$-	$-	$(55,800)
Medicare cap sequestration adjustments	(65)	-	-	(65)
Stock option expense	-	-	(3,828)	(3,828)
Long-term incentive compensation	-	-	(1,212)	(1,212)
Expenses related to litigation settlements	-	(129)	-	(129)
Program closure expenses	(898)	-	-	(898)
Expenses related to OIG investigation	(2,620)	-	-	(2,620)
Excess tax benefits on stock compensation	-	-	6,338	6,338
Total	$(59,383)	$(129)	$1,298	$(58,214)

CHEMED CORPORATION AND SUBSIDIARY COMPANIES
CONSOLIDATING STATEMENT OF INCOME
FOR THE SIX MONTHS ENDED JUNE 30, 2016
(in thousands)(unaudited)

				Chemed
	VITAS	Roto-Rooter	Corporate	Consolidated
2016 (a)
Service revenues and sales	$556,266	$224,532	$-	$780,798
Cost of services provided and goods sold	437,960	116,730	-	554,690
Selling, general and administrative expenses	47,422	59,255	14,996	121,673
Depreciation	9,595	7,129	281	17,005
Amortization	27	156	-	183
Other operating expenses	4,491	-	-	4,491
Total costs and expenses	499,495	183,270	15,277	698,042
Income/(loss) from operations	56,771	41,262	(15,277)	82,756
Interest expense	(117)	(186)	(1,510)	(1,813)
Intercompany interest income/(expense)	4,030	1,813	(5,843)	-
Other income/(expense)—net	78	12	203	293
Income/(expense) before income taxes	60,762	42,901	(22,427)	81,236
Income taxes	(23,125)	(16,542)	8,156	(31,511)
Net income/(loss)	$37,637	$26,359	$(14,271)	$49,725

(a) The following amounts are included in net income (in thousands):

				Chemed
	VITAS	Roto-Rooter	Corporate	Consolidated
Pretax benefit/(cost):
Stock option expense	$-	$-	$(4,840)	$(4,840)
Long-term incentive compensation	-	-	(258)	(258)
Early retirement expenses	(4,491)	-	-	(4,491)
Expenses related to litigation settlements	-	(44)	-	(44)
Expenses related to OIG investigation	(3,506)	-	-	(3,506)
Total	$(7,997)	$(44)	$(5,098)	$(13,139)

				Chemed
	VITAS	Roto-Rooter	Corporate	Consolidated
After-tax benefit/(cost):
Stock option expense	$-	$-	$(3,061)	$(3,061)
Long-term incentive compensation	-	-	(164)	(164)
Early retirement expenses	(2,840)	-	-	(2,840)
Expenses related to litigation settlements	-	(27)	-	(27)
Expenses related to OIG investigation	(2,165)	-	-	(2,165)
Total	$(5,005)	$(27)	$(3,225)	$(8,257)

Unaudited Consolidating Summary and Reconciliation of Adjusted EBITDA

Chemed Corporation and Subsidiary Companies
(in thousands)				Chemed
For the three months ended June 30, 2017	VITAS	Roto-Rooter	Corporate	Consolidated

Net income/(loss)	$(32,254)	$17,058	$(6,460)	$(21,656)
Add/(deduct):
Interest expense	53	87	981	1,121
Income taxes	(19,869)	10,598	(7,489)	(16,760)
Depreciation	4,741	4,070	22	8,833
Amortization	-	32	-	32
EBITDA	(47,329)	31,845	(12,946)	(28,430)
Add/(deduct):
Intercompany interest expense/(income)	(2,826)	(1,346)	4,172	-
Interest income	(149)	(12)	-	(161)
Potential litigation settlement	90,000	-	-	90,000
Expenses related to OIG investigation	2,093	-	-	2,093
Program closure expenses	636	-	-	636
Medicare cap sequestration adjustment	105	-	-	105
Amortization of stock awards	71	66	166	303
Advertising cost adjustment	-	(272)	-	(272)
Expenses related to litigation settlements	-	213	-	213
Stock option expense	-	-	3,054	3,054
Long-term incentive compensation	-	-	956	956
Adjusted EBITDA	$42,601	$30,494	$(4,598)	$68,497

				Chemed
For the three months ended June 30, 2016	VITAS	Roto-Rooter	Corporate	Consolidated

Net income/(loss)	$18,550	$13,341	$(7,006)	$24,885
Add/(deduct):
Interest expense	59	92	820	971
Income taxes	11,444	8,377	(4,097)	15,724
Depreciation	4,814	3,628	139	8,581
Amortization	14	77	-	91
EBITDA	34,881	25,515	(10,144)	50,252
Add/(deduct):
Intercompany interest expense/(income)	(1,927)	(866)	2,793	-
Interest income	(69)	(16)	-	(85)
Expenses related to OIG investigation	1,170	-	-	1,170
Amortization of stock awards	85	74	276	435
Early retirement expenses	4,491	-	-	4,491
Expenses related to litigation settlements	-	44	-	44
Expenses related to securities litigation	-	-	(3)	(3)
Advertising cost adjustment	-	(557)	-	(557)
Stock option expense	-	-	2,277	2,277
Long-term incentive compensation	-	-	499	499
Adjusted EBITDA	$38,631	$24,194	$(4,302)	$58,523

Unaudited Consolidating Summary and Reconciliation of Adjusted EBITDA

Chemed Corporation and Subsidiary Companies
(in thousands)				Chemed
For the six months ended June 30, 2017	VITAS	Roto-Rooter	Corporate	Consolidated

Net income/(loss)	$(11,657)	$31,682	$(11,837)	$8,188
Add/(deduct):
Interest expense	108	185	1,823	2,116
Income taxes	(7,219)	19,722	(16,185)	(3,682)
Depreciation	9,519	8,054	153	17,726
Amortization	14	64	-	78
EBITDA	(9,235)	59,707	(26,046)	24,426
Add/(deduct):
Intercompany interest expense/(income)	(5,528)	(2,656)	8,184	-
Interest income	(219)	(26)	-	(245)
Potential litigation settlements	90,000	-	-	90,000
Medicare cap sequestration adjustment	105	-	-	105
Program closure expenses	1,509	-	-	1,509
Expenses related to OIG investigation	4,243	-	-	4,243
Stock award amortization	148	136	354	638
Advertising cost adjustment	-	(545)	-	(545)
Expenses related to litigation settlements	-	213	-	213
Stock option expense	-	-	6,055	6,055
Long-term incentive compensation	-	-	1,917	1,917
Adjusted EBITDA	$81,023	$56,829	$(9,536)	$128,316

				Chemed
For the six months ended June 30, 2016	VITAS	Roto-Rooter	Corporate	Consolidated

Net income/(loss)	$37,637	$26,359	$(14,271)	$49,725
Add/(deduct):
Interest expense	117	186	1,510	1,813
Income taxes	23,125	16,542	(8,156)	31,511
Depreciation	9,595	7,129	281	17,005
Amortization	27	156	-	183
EBITDA	70,501	50,372	(20,636)	100,237
Add/(deduct):
Intercompany interest expense/(income)	(4,030)	(1,813)	5,843	-
Interest income	(148)	(34)	-	(182)
Expenses related to OIG investigation	3,506	-	-	3,506
Early retirement expenses	4,491	-	-	4,491
Advertising cost adjustment	-	(1,165)	-	(1,165)
Stock award amortization	216	155	603	974
Expenses related to litigation settlements	-	44	-	44
Long-term incentive compensation	-	-	258	258
Stock option expense	-	-	4,840	4,840
Adjusted EBITDA	$74,536	$47,559	$(9,092)	$113,003

RECONCILIATION OF ADJUSTED NET INCOME
(in thousands, except per share data)(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net income/(loss) as reported	$(21,656)	$24,885	$8,188	$49,725

Add/(deduct) after-tax cost of:
Potential litigation settlement	55,800	-	55,800	-
Excess tax benefits on stock compensation	(2,643)	-	(6,338)	-
Stock option expense	1,931	1,440	3,828	3,061
Expenses of OIG investigation	1,292	722	2,620	2,165
Long-term incentive compensation	604	316	1,212	164
Program closure expenses	385	-	898	-
Expenses related to litigation settlements	129	27	129	27
Medicare cap sequestration adjustment	65	-	65	-
Early retirement expenses	-	2,840	-	2,840
Expenses related to securities settlements	-	(2)	-	-
Adjusted net income	$35,907	$30,228	$66,402	$57,982

Diluted Earnings Per Share As Reported
Net income/(loss)	$(1.35)	$1.48	$0.49	$2.93
Average number of shares outstanding	16,010	16,831	16,758	16,999

Adjusted Diluted Earnings Per Share
Adjusted net income	$2.15	$1.80	$3.96	$3.41
Adjusted average number of shares outstanding	16,702	16,831	16,758	16,999

CHEMED CORPORATION AND SUBSIDIARY COMPANIES
OPERATING STATISTICS FOR VITAS SEGMENT
(unaudited)
	Three Months Ended June 30,		Six Months Ended June 30,
OPERATING STATISTICS	2017	2016	2017	2016
Net revenue ($000)
Homecare	$231,258	$219,280	$456,794	$434,129
Inpatient	22,000	24,489	45,923	50,006
Continuous care	31,699	34,970	64,556	72,131
Total before Medicare cap allowance	$284,957	$278,739	$567,273	$556,266
Medicare cap allowance	(247)	-	(247)	-
Total	$284,710	$278,739	$567,026	$556,266
Net revenue as a percent of total before Medicare cap allowances
Homecare	81.2%	78.7%	80.5%	78.0%
Inpatient	7.7	8.8	8.1	9.0
Continuous care	11.1	12.5	11.4	13.0
Total before Medicare cap allowance	100.0	100.0	100.0	100.0
Medicare cap allowance	(0.1)	-	-	-
Total	99.9%	100.0%	100.0%	100.0%
Average daily census (days)
Homecare	12,446	12,007	12,368	11,844
Nursing home	3,135	3,015	3,093	3,003
Routine homecare	15,581	15,022	15,461	14,847
Inpatient	343	405	360	412
Continuous care	474	525	489	543
Total	16,398	15,952	16,310	15,802
Total Admissions	16,311	16,180	33,874	33,048
Total Discharges	16,124	15,960	33,344	32,707
Average length of stay (days)	85.2	84.2	87.1	83.9
Median length of stay (days)	16.0	16.0	16.0	16.0
ADC by major diagnosis
Cerebro	34.8%	31.9%	34.7%	31.7%
Neurological	19.5	21.3	19.6	21.7
Cardio	16.5	17.6	16.5	17.4
Cancer	14.9	15.2	15.0	15.3
Respiratory	7.9	7.8	7.9	7.8
Other	6.4	6.2	6.3	6.1
Total	100.0%	100.0%	100.0%	100.0%
Admissions by major diagnosis
Cerebro	21.4	20.5%	21.7%	20.7%
Neurological	10.7	10.8	10.8	11.0
Cancer	31.5	31.6	30.4	31.1
Cardio	15.1	15.7	15.1	15.7
Respiratory	10.2	10.2	11.0	10.6
Other	11.1	11.2	11.0	10.9
Total	100.0%	100.0%	100.0%	100.0%
Direct patient care margins
Routine homecare	52.8%	51.9%	52.1%	52.0%
Inpatient	3.7	4.6	4.8	5.1
Continuous care	18.0	13.8	16.8	14.5
Homecare margin drivers (dollars per patient day)
Labor costs	$56.55	$56.29	$57.58	$56.50
Combined drug, HME and medical supplies	14.51	15.92	14.82	15.69
Inpatient margin drivers (dollars per patient day)
Labor costs	$377.13	$341.29	$373.41	$339.98
Continuous care margin drivers (dollars per patient day)
Labor costs	$583.87	$610.58	$587.39	$604.80
Bad debt expense as a percent of revenues	1.1%	1.2%	1.1%	1.3%
Accounts receivable -- Days of revenue outstanding- excluding unapplied Medicare payments	34.5	37.7	n.a.	n.a.
Accounts receivable -- Days of revenue outstanding- including unapplied Medicare payments	28.0	26.6	n.a.	n.a.

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995 Regarding Forward-Looking Information

Certain statements contained in this report are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995.  The words "believe", "expect", "hope", "anticipate", "plan" and similar expressions identify forward-looking statements, which speak only as of the date the statement was made.  These forward-looking statements are based on current expectations and assumptions and involve various known and unknown risks, uncertainties, contingencies and other factors, which could cause Chemed's actual results to differ from those expressed in such forward-looking statements.  Variances in any or all of the risks, uncertainties, contingencies, and other factors from our assumptions could cause actual results to differ materially from these forward-looking statements and trends.  In addition, our ability to deal with the unknown outcomes of these events, many of which are beyond our control, may affect the reliability of projections and other financial matters.  Investors are cautioned that such forward-looking statements are subject to inherent risk and there are no assurances that the matters contained in such statements will be achieved.  Chemed does not undertake and specifically disclaims any obligation to publicly update or revise any forward-looking statements, whether as a result of a new information, future events or otherwise.

Item 3.                          Quantitative and Qualitative Disclosures about Market Risk
The Company's primary market risk exposure relates to interest rate risk exposure through its variable interest line of credit.  At June 30, 2017, the Company had $125.0 million of variable rate debt outstanding.  For each $10 million dollars borrowed under the credit facility, an increase or decrease of 100 basis points (1% point), increases or decreases the Company's annual interest expense by $100,000.

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

PART II. OTHER INFORMATION
Item 1.                          Legal Proceedings

For information regarding the Company's legal proceedings, see note 10, Legal and Regulatory Matters, under Part I, Item I of this Quarterly Report on Form 10-Q.

Item 1A. Risk Factors

There have been no material changes from the risk factors previously disclosed in the Company's most recent Annual Report on Form 10-K.

Item 2.                          Unregistered Sales of Equity Securities and Use of Proceeds

Item 2(c). Purchases of Equity Securities by Issuer and Affiliated Purchasers

The following table shows the activity related to our share repurchase program for the first six months of 2017:

	Total Number	Weighted Average	Cumulative Shares	Dollar Amount
	of Shares	Price Paid Per	Repurchased Under	Remaining Under
	Repurchased	Share	the Program	The Program

February 2011 Program
January 1 through January 31, 2017	-	$-	7,315,718	$50,173,009
February 1 through February 28, 2017	104,358	178.39	7,420,076	31,556,555
March 1 through March 31, 2017	195,642	182.20	7,615,718	$95,910,768

First Quarter Total	300,000	$180.87

April 1 through April 30, 2017	-	$-	7,615,718	$95,910,768
May 31 through May 31, 2017	150,000	205.34	7,765,718	65,109,586
June 1 through June 30, 2017	-	-	7,765,718	$65,109,586

Second Quarter Total	150,000	$205.34

On March 13, 2017 our Board of Directors authorized an additional $100 million under the February 2011 Repurchase
Program.

Item 3.     Defaults Upon Senior Securities

None.

Item 4.     Mine Safety Disclosures

None.

Item 5.      Other Information

None.

Item 6.                          Exhibits

Exhibit No.	Description

31.1	Certification by Kevin J. McNamara pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act of 1934.

31.2	Certification by David P. Williams pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act of 1934.

31.3	Certification by Michael D. Witzeman pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act of 1934.

32.1	Certification by Kevin J. McNamara pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by David P. Williams pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.3	Certification by Michael D. Witzeman pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Chemed Corporation
(Registrant)

Dated:	July 31, 2017	By:	/s/ Kevin J. McNamara
Kevin J. McNamara
(President and Chief Executive Officer)

Dated:	July 31, 2017	By:	/s/ David P. Williams
David P. Williams
(Executive Vice President and Chief Financial Officer)

Dated:	July 31, 2017	By:	/s/ Michael D. Witzeman
Michael D. Witzeman
(Vice President and Controller)