Form 10-Q
period 2017-09-30
CHEMED CORP
filed 2017-10-27
CIK 19584

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)

☒    Quarterly Report Under Section 13 or 15 (d) of the Securities Exchange Act of 1934 For the Quarterly Period Ended September 30, 2017

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes	☐	No	☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Amount	Date

Capital Stock $1 Par Value	15,966,003 Shares	September 30, 2017

CHEMED CORPORATION AND
SUBSIDIARY COMPANIES

Index

Page No.
PART I. FINANCIAL INFORMATION:
Item 1. Financial Statements
Unaudited Consolidated Balance Sheets -
September 30, 2017 and December 31, 2016	3

Unaudited Consolidated Statements of Income -
Three and nine months ended September 30, 2017 and 2016	4

Unaudited Consolidated Statements of Cash Flows -
Nine months ended September 30, 2017 and 2016	5

Notes to Unaudited Consolidated Financial Statements	6

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	16

Item 3. Quantitative and Qualitative Disclosures about Market Risk	34

Item 4. Controls and Procedures	34

PART II. OTHER INFORMATION
Item 1. Legal Proceedings	34

Item 1A. Risk Factors	34

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	35

Item 3. Defaults Upon Senior Securities	35

Item 4. Mine Safety Disclosures	35

Item 5. Other Information	35

Item 6. Exhibits	36
EX – 31.1
EX – 31.2
EX – 31.3
EX – 32.1
EX – 32.2
EX – 32.3
EX – 101.INS
EX – 101.SCH
EX – 101.CAL
EX – 101.DEF
EX – 101.LAB
EX – 101.PRE

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
CHEMED CORPORATION AND SUBSIDIARY COMPANIES
UNAUDITED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	September 30, 2017	December 31, 2016
ASSETS
Current assets
Cash and cash equivalents	$18,871	$15,310
Accounts receivable less allowances of $14,997 (2016 - $14,236)	91,483	132,021
Inventories	5,658	5,755
Prepaid income taxes	3,621	3,709
Prepaid expenses	15,678	13,105
Total current assets	135,311	169,900
Investments of deferred compensation plans	60,445	54,389
Properties and equipment, at cost, less accumulated depreciation of $227,036 (2016 - $211,290)	143,148	121,302
Identifiable intangible assets less accumulated amortization of $32,862 (2016 - $33,225)	54,793	55,065
Goodwill	473,024	472,366
Deferred income taxes	21,893	8
Other assets	6,845	7,029
Total Assets	$895,459	$880,059

LIABILITIES
Current liabilities
Accounts payable	$34,752	$39,586
Current portion of long-term debt	10,000	8,750
Income taxes	12,349	-
Accrued insurance	44,584	47,960
Accrued compensation	53,857	53,979
Accrued legal	91,450	1,805
Other current liabilities	22,382	19,752
Total current liabilities	269,374	171,832
Deferred income taxes	-	14,291
Long-term debt	72,500	100,000
Deferred compensation liabilities	59,389	54,288
Other liabilities	16,494	15,549
Total Liabilities	417,757	355,960
Commitments and contingencies (Note 11)
STOCKHOLDERS' EQUITY
Capital stock - authorized 80,000,000 shares $1 par; issued 34,513,535 shares (2016 - 34,270,104 shares)	34,514	34,270
Paid-in capital	668,573	639,703
Retained earnings	988,895	958,149
Treasury stock - 18,632,867 shares (2016 - 18,083,527)	(1,216,509)	(1,110,536)
Deferred compensation payable in Company stock	2,229	2,513
Total Stockholders' Equity	477,702	524,099
Total Liabilities and Stockholders' Equity	$895,459	$880,059

See accompanying notes to unaudited consolidated financial statements.

CHEMED CORPORATION AND SUBSIDIARY COMPANIES
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Service revenues and sales	$417,444	$392,607	$1,238,367	$1,173,405
Cost of services provided and goods sold (excluding depreciation)	288,047	281,658	859,039	836,348
Selling, general and administrative expenses	66,919	59,373	205,031	181,046
Depreciation	8,819	8,614	26,545	25,619
Amortization	33	91	111	274
Other operating expenses/(income)	(371)	-	91,138	4,491
Total costs and expenses	363,447	349,736	1,181,864	1,047,778
Income from operations	53,997	42,871	56,503	125,627
Interest expense	(1,048)	(1,018)	(3,164)	(2,831)
Other income - net	1,323	1,640	5,439	1,933
Income before income taxes	54,272	43,493	58,778	124,729
Income taxes	(18,835)	(16,664)	(15,153)	(48,175)
Net income	$35,437	$26,829	$43,625	$76,554

Earnings Per Share
Net income	$2.22	$1.66	$2.72	$4.66
Average number of shares outstanding	15,976	16,166	16,068	16,443

Diluted Earnings Per Share
Net income	$2.13	$1.62	$2.60	$4.54
Average number of shares outstanding	16,676	16,559	16,763	16,851

Cash Dividends Per Share	$0.28	$0.26	$0.80	$0.74

See accompanying notes to unaudited consolidated financial statements.

CHEMED CORPORATION AND SUBSIDIARY COMPANIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Nine Months Ended September 30,
	2017	2016
Cash Flows from Operating Activities
Net income	$43,625	$76,554
Adjustments to reconcile net income to net cash provided
by operating activities:
Depreciation and amortization	26,656	25,893
Provision for uncollectible accounts receivable	12,953	12,132
Stock option expense	7,738	6,259
Benefit for deferred income taxes	(36,175)	(5,530)
Potential litigation settlement	90,000	-
Noncash early retirement expense	-	1,747
Amortization of restricted stock awards	933	1,415
Noncash directors' compensation	766	541
Noncash long-term incentive compensation	2,888	837
Amortization of debt issuance costs	387	390
Changes in operating assets and liabilities:
Decrease in accounts receivable	27,534	8,061
Decrease in inventories	97	213
Increase in prepaid expenses	(2,573)	(1,646)
Increase/(decrease) in accounts payable and other current liabilities	2,448	(5,471)
Increase in income taxes	12,432	8,587
Increase in other assets	(6,238)	(5,694)
Increase in other liabilities	6,046	6,835
Excess tax benefit on share-based compensation	-	(2,974)
Other sources	1,472	204
Net cash provided by operating activities	190,989	128,353
Cash Flows from Investing Activities
Capital expenditures	(50,247)	(29,708)
Business combinations	(525)	-
Other sources/(uses)	116	(114)
Net cash used by investing activities	(50,656)	(29,822)
Cash Flows from Financing Activities
Payments on revolving line of credit	(203,700)	(85,200)
Proceeds from revolving line of credit	183,700	110,200
Purchases of treasury stock	(94,640)	(102,313)
Dividends paid	(12,879)	(12,215)
Proceeds from exercise of stock options	11,625	4,625
Change in cash overdrafts payable	(8,139)	2,092
Capital stock surrendered to pay taxes on stock-based compensation	(7,637)	(7,051)
Payments on other long-term debt	(6,250)	(5,625)
Excess tax benefit on share-based compensation	-	2,974
Other sources	1,148	540
Net cash used by financing activities	(136,772)	(91,973)
Increase in Cash and Cash Equivalents	3,561	6,558
Cash and cash equivalents at beginning of year	15,310	14,727
Cash and cash equivalents at end of period	$18,871	$21,285

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

EARNINGS PER SHARE
In March 2016, the FASB issued Accounting Standards Update “ASU No. 2016-09 - Compensation – Stock Compensation” which is part of the FASB’s Simplification Initiative.  The object of this initiative is to identify, evaluate, and improve areas of GAAP. The areas of simplification in this initiative involve several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows.  The guidance was effective for fiscal years beginning after December 15, 2016.  We adopted the applicable provisions of ASU 2016-09 on a prospective basis.  The impact of this ASU on our financial statements for the quarter ended September 30, 2017 was to decrease our income tax expense by $1.8 million as the result of excess tax benefits on stock based compensation being recorded on the statements of income. This, combined with the required change in diluted share count, resulted in an increase to basic and diluted earnings per share of $0.11 and $0.09, respectively. The impact of this ASU on our financial statements for the nine months ended September 30, 2017 was to decrease our income tax expense by $8.1 million as the result of excess tax benefits on stock based compensation being recorded on the statements of income. This, combined with the required change in diluted share count, resulted in an increase to basic earnings per share by $0.51 and an increase to diluted earnings per share by $0.46.

INCOME TAXES
The effective tax rate for the three and nine month periods ended September 30, 2017 was 34.7% and 25.8%, respectively.  These rates differ from the US statutory tax rates primarily as the result of the adoption of ASU 2016-09 described above.

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

In 2013, the U.S. government implemented automatic budget reductions of 2.0% for all government payees, including hospice benefits paid under the Medicare program.  In 2015, CMS determined that the Medicare cap should be calculated “as if” sequestration did not occur.  As a result of this decision, VITAS has received notification from our third party intermediary that an additional $2.3 million is owed for Medicare cap in three programs arising during the 2013, 2014 and 2015 measurement periods.  The amounts were automatically deducted from our semi-monthly PIP payments.  We do not believe that CMS is authorized under the sequestration authority or the statutory methodology for establishing the Medicare cap to demand the $2.3 million under their “as if” methodology.  We have not recorded a reserve as of September 30, 2017 for $480,000 of the potential exposure.  We have appealed CMS’s methodology change with the appropriate regulatory appeal board.

During the three and nine months ended September 30, 2016, respectively, $228,000 in Medicare cap was recorded for one program’s projected 2015 measurement period liability

There was no Medicare cap recorded for the quarter ended September 30, 2017.  During the nine months ended September 30, 2017, we recorded $247,000 for two programs cap liability for the 2013, 2014 and 2015 measurement periods of the amount recorded, $105,000 relates to the sequestration issue described above.

Shown below is the Medicare cap liability activity for the fiscal periods ended (in thousands):

	September 30,
	2017	2016
Beginning balance January 1,	$235	$1,165
Prior measurement periods	247	228
Payments	(482)	(1,158)
Ending balance September 30,	$-	$235

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

Three months ended September 30,		Nine months ended September 30,
2017	2016	2017	2016
$1,906	$1,711	$5,603	$5,231

3.   Segments

Service revenues and sales and after-tax earnings by business segment are as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Service Revenues and Sales
VITAS	$288,951	$282,865	$855,977	$839,131
Roto-Rooter	128,493	109,742	382,390	334,274
Total	$417,444	$392,607	$1,238,367	$1,173,405

After-tax Income/(Loss)
VITAS	$26,454	$20,903	$14,797	$58,538
Roto-Rooter	16,034	12,855	47,716	39,216
Total	42,488	33,758	62,513	97,754
Corporate	(7,051)	(6,929)	(18,888)	(21,200)
Net income	$35,437	$26,829	$43,625	$76,554

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

4.  Earnings per Share

Earnings per share (“EPS”) are computed using the weighted average number of shares of capital stock outstanding.  Earnings and diluted earnings per share are computed as follows (in thousands, except per share data):

	Net Income
For the Three Months Ended September 30,	Income	Shares	Earnings per Share
2017
Earnings	$35,437	15,976	$2.22
Dilutive stock options	-	616
Nonvested stock awards	-	84
Diluted earnings	$35,437	16,676	$2.13

2016
Earnings	$26,829	16,166	$1.66
Dilutive stock options	-	294
Nonvested stock awards	-	99
Diluted earnings	$26,829	16,559	$1.62

	Net Income
For the Nine Months Ended September 30,	Income	Shares	Earnings per Share
2017
Earnings	$43,625	16,068	$2.72
Dilutive stock options	-	609
Nonvested stock awards	-	86
Diluted earnings	$43,625	16,763	$2.60

2016
Earnings	$76,554	16,443	$4.66
Dilutive stock options	-	296
Nonvested stock awards	-	112
Diluted earnings	$76,554	16,851	$4.54

For the three months ended September 30, 2017, no stock options and nonvested stock awards have been excluded in the calculation of dilutive earnings per share because they would have been anti-dilutive.

For the nine month period ended September 30, 2017, there were 7,304 stock options excluded from the computation of diluted earnings per share because they would have been anti-dilutive.

 For the three and nine month periods ended September 30, 2016, 418,000 stock options were excluded from the computation of diluted earnings per share because they would have been anti-dilutive.

5.   Long-Term Debt

On June 30, 2014, we replaced our existing credit agreement with the Third Amended and Restated Credit Agreement (“2014 Credit Agreement”).  Terms of the 2014 Credit Agreement consist of a five-year, $350 million revolving credit facility and a $100 million term loan.  The 2014 Credit Agreement has a floating interest rate that is generally LIBOR plus a tiered additional rate which varies based on our current leverage ratio.  The interest rate as of September 30, 2017 is LIBOR plus 113 basis points.

The debt outstanding as of September 30, 2017 consists of the following:

Revolver	$5,000
Term loan	77,500
Total	82,500
Current portion of long-term debt	(10,000)
Long-term debt	$72,500

Scheduled principal payments of the term loan are as follows:

2017	$2,500
2018	10,000
2019	65,000
$77,500

The 2014 Credit Agreement contains the following quarterly financial covenants:

Description	Requirement

Leverage Ratio (Consolidated Indebtedness/Consolidated Adj. EBITDA)	< 3.50 to 1.00

Fixed Charge Coverage Ratio (Consolidated Free Cash Flow/Consolidated Fixed Charges)	> 1.50 to 1.00

Annual Operating Lease Commitment	< $50.0 million

We are in compliance with all debt covenants as of September 30, 2017. We have issued $35.6 million in standby letters of credit as of September 30, 2017 mainly for insurance purposes.  Issued letters of credit reduce our available credit under the 2014 Credit Agreement.  As of September 30, 2017, we have approximately $309.4 million of unused lines of credit available and eligible to be drawn down under our revolving credit facility.

6.   Other Operating Income/(Expenses)

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016

Potential litigation settlement	$-	$-	$90,000	$-
Program closure (income)/expenses	(371)	-	1,138	-
Retirement expenses	-	-	-	4,491
Total other operating (income)/expenses	$(371)	$-	$91,138	$4,491

During the three and nine months ended September 30, 2017, the Company recorded a credit for recovery of previously expensed costs of $371,000 and a net expense of $1.1 million, respectively, related to the closure of three Alabama programs at VITAS.

During the nine months ended September 30, 2017, the Company recorded $90 million for a potential litigation settlement.  See footnote 11 for further discussion.

During the nine months ended September 30, 2016, the Company recorded early retirement related costs and accelerated stock-based compensation expense of approximately $4.5 million pretax and $2.8 million after-tax, related to the early retirement of VITAS’ former Chief Executive Officer.

7.   Other Income – Net

Other income -- net comprises the following (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Market value adjustment on assets held in
deferred compensation trust	$1,417	$1,656	$5,619	$1,857
Loss on disposal of property and equipment	(146)	(134)	(481)	(224)
Interest income	51	119	297	301
Other - net	1	(1)	4	(1)
Total other income - net	$1,323	$1,640	$5,439	$1,933

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

9.   Independent Contractor Operations

The Roto-Rooter segment sublicenses with 69 independent contractors to operate certain plumbing repair, excavation, water restoration and drain cleaning businesses in lesser-populated areas of the United States and Canada.  We had notes receivable from our independent contractors as of September 30, 2017 totaling $1.5 million (December 31, 2016 - $1.7 million).  In most cases these loans are fully or partially secured by equipment owned by the contractor.  The interest rates on the loans range from 0% to 7% per annum and the remaining terms of the loans range from less than 3 months to approximately 5 years at September 30, 2017.  We recorded the following from our independent contractors (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Revenues	$10,455	$9,823	$32,632	$29,451
Pretax income	6,311	5,835	19,742	18,015

10.   Retirement Plans

All of the Company’s plans that provide retirement and similar benefits are defined contribution plans.  These expenses include the impact of market gains and losses on assets held in deferred compensation plans and are recorded in selling, general and administrative expenses.  Expenses for the Company’s retirement and profit-sharing plans, excess benefit plans and other similar plans are as follows (in thousands):

Three months ended September 30,		Nine months ended Nine 30,
2017	2016	2017	2016
$4,427	$4,423	$15,136	$10,809

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

Regulatory Matters and Litigation

On May 2, 2013, the government filed a False Claims Act complaint against the Company and certain of its hospice-related subsidiaries in the U.S. District Court for the Western District of Missouri, United States v. VITAS Hospice Services, LLC, et al., No. 4:13-cv-00449-BCW (the “2013 Action”).  Prior to that date, the Company received various qui tam lawsuits and subpoenas from the U.S. Department of Justice and OIG that have been previously disclosed.  The 2013 Action alleges that, since at least 2002, VITAS, and since 2004, the Company, submitted or caused the submission of false claims to the Medicare program by (a) billing Medicare for continuous home care services when the patients were not eligible, the services were not provided, or the medical care was inappropriate, and (b) billing Medicare for patients who were not eligible for the Medicare hospice benefit because they did not have a life expectancy of six months or less if their illnesses ran their normal course.  This complaint seeks treble damages, statutory penalties, and the costs of the action, plus interest.  The defendants filed a motion to dismiss on September 24, 2013.  On September 30, 2014, the Court denied the motion, except to the extent that claims were filed before July 24, 2002. On November 13, 2014, the government filed a Second Amended Complaint.  The Second Amended Complaint changed and supplemented some of the allegations, but did not otherwise expand the causes of action or the nature of the relief sought against VITAS.  VITAS filed its Answer to the Second Amended Complaint on August 11, 2015.  Based on recent case developments, including recent mediation discussions with the U.S. Department of Justice, we believe it probable that this matter will be settled, to include payments of $55.8 million after-tax ($90.0 million pretax) including attorneys’ fees.  A final settlement will require the parties to resolve several outstanding issues, and to draft and negotiate definitive documentation.  There can be no assurance that such a final definitive settlement will be reached on these, or other, terms.  For additional procedural history of this litigation, please refer to our prior quarterly and annual filings.  The costs incurred related to U.S. v. Vitas and related regulatory matters were $935,000 and $599,000 for the quarters ended September 30, 2017 and 2016, respectively.  For the nine months ended September 30, 2017 and 2016, the net costs were $5.2 million and $4.1 million respectively.

Net income for the nine months ended September 30, 2017 includes the $55.8 million of after-tax expense ($90 million pre-tax) for the accrual of such potential litigation settlement.  As required by GAAP, the Company accrues for contingent loss claims in its financial statements when it is probable that a liability has been incurred and the amount can be reasonably estimated.

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

However, on June 13, 2016, counsel for Chemed shareholder Michael Kvint filed a letter with the Court requesting a two-week extension to file a motion to substitute Mr. Kvint as lead plaintiff, in place of Lead Plaintiff KBC and to file an amended Complaint.  Alternatively, counsel for Mr. Kvint requested that any dismissal of the action be with prejudice to KBC only.  On June 14, 2016, Chemed filed a reply letter with the Court, reserving its rights to oppose any motion filed by Mr. Kvint and, if warranted, to oppose any other actions taken by Mr. Kvint to proceed with the action (including by filing an untimely amended Complaint).  On June 21, 2016, the Court entered an Oral Order providing Mr. Kvint until June 30, 2016 to file a Motion to Substitute and Motion for Leave to File an Amended Complaint.  On that date, Mr. Kvint filed, under seal, a Motion to Substitute Plaintiff and File Amended Complaint, and attached a Proposed Amended Complaint.    Mr. Kvint’s motion was fully briefed by the parties.  On April 25, 2017, Magistrate Judge Burke issued a Report and Recommendation recommending that the Court permit Mr. Kvint to intervene as Lead Plaintiff and grant leave to amend the complaint to replead the duty of loyalty claim only.  On May 16, 2017, Chief Judge Stark signed an Order adopting that Report and Recommendation.  Plaintiff Kvint filed a Corrected Amended Complaint on May 30, 2017.  On September 13, 2017, the Court entered an order dismissing with prejudice the claims against defendants Timothy S. O’Toole and Joel F. Gemunder and permitting Defendants to file a Motion to Dismiss the Corrected Amended Complaint on or before September 29, 2017, with Plaintiff’s Answering Brief to be filed on or before December 1, 2017, and Defendants’ Reply Brief to be filed on or before December 29, 2017.  Defendants filed their Motion to Dismiss timely.  As the Company has previously disclosed, the legal fees and costs associated with defending against this lawsuit are presently being paid by insurance. For additional procedural history of this litigation, please refer to our prior quarterly and annual filings.

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

 Jiwan Chhina ("Chhina"), hired by VITAS as a Home Health Aide on February 5, 2002, is currently a Licensed Vocational Nurse for VITAS' San Diego program.  On September 27, 2016, Chhina filed a lawsuit in San Diego Superior Court, alleging (1) failure to pay minimum wage for all hours worked; (2) failure to provide overtime for all hours worked; (3) failure to pay wages for all hours at the regular rate; (4) failure to provide meal periods; (5) failure to provide rest breaks; (6) failure to provide complete and accurate wage statements; (7) failure to pay for all reimbursement expenses; (8) unfair business practices; and (9) violation of the California Private Attorneys General Act.  Chhina seeks to pursue these claims in the form of a state-wide class action of current and former non-exempt employees employed with VITAS in California within the four years preceding the filing of the lawsuit.  He seeks court determination that this action may be maintained as a class action for the entire California class and subclasses, designation as class representative, declaratory relief, injunctive relief, damages (including wages for regular or overtime hours allegedly worked but not paid, premium payments for missed meal or rest periods, and unreimbursed expenses), all applicable penalties associated with each claim, pre-judgment interest, and attorneys' fees and costs.  Chhina served VITAS CA with the lawsuit, Jiwann Chhina v. VITAS Health Services of California, Inc., a California corporation; VITAS Healthcare Corporation of California, a Delaware corporation; VITAS Healthcare Corporation of California, a Delaware corporation dba VITAS Healthcare, Inc.; and DOES 1 to 100, inclusive; San Diego Superior Court Case Number 37-2015-00033978-CU-OE-CTL on November 3, 2016.  On December 1, 2016, VITAS CA filed its Answer and served written discovery on Chhina.

On May 19, 2017, Chere Phillips (a Home Health Aide in Sacramento) and Lady Moore (a former Social Worker in Sacramento) filed a lawsuit against VITAS Healthcare Corporation of California in Sacramento County Superior Court, alleging claims for (1) failure to pay all wages due; (2) failure to authorize and permit rest periods; (3) failure to provide off-duty meal periods; (4) failure to furnish accurate wage statements; (5) unreimbursed business expenses; (6) waiting time penalties; (7) violations of unfair competition law; and (8) violation of the Private Attorney General Act.  The case is captioned: Chere Phillips and Lady Moore v. VITAS Healthcare Corporation of California, Sacramento County Superior Court, Case No. 34-2017-0021-2755.  Plaintiffs sought to pursue these claims in the form of a state-wide class action of current and former non-exempt employees employed with VITAS CA in California within the four years preceding the filing of the lawsuit.  Plaintiffs served VITAS with the lawsuit on June 5, 2017. VITAS CA timely answered the Complaint generally denying the Plaintiffs’ allegations.  The Court has stayed all class discovery in this case pending resolution of the November 10, 2017 mediation in the Seper and Chhina cases.

There are currently three other lawsuits against VITAS pending in the superior courts of other California counties that contain claims and class periods that substantially overlap with Phillips’ and Moore’s claims.  These are Seper, v. VITAS Healthcare Corp of California et al., filed on September 26, 2016 in Los Angeles County Superior Court BC 642857; Chhina v. VITAS Health Service, Inc. et al., filed on September 27, 2016 in San Diego County Superior Court, 34-2015-00033998 CU_OE_CTL; both described above and Williams v. VITAS Healthcare Corporation of California, filed on May 22, 2017 in Alameda County Superior Court, RG 17853886.

Jazzina Williams’ (a Home Health Aide in Sacramento) lawsuit alleges claims for (1) failure to pay all wages due; (2) failure to authorize and permit rest periods; (3) failure to provide off-duty meal periods; (4) failure to furnish accurate wage statements; (5) unreimbursed business expenses; (6) waiting time penalties; and (7) violations of the Private Attorney General Act.  Williams seeks to pursue these claims in the form of a state-wide class action of current and former non-exempt employees.  Plaintiff served VITAS with the lawsuit on May 31, 2017.  VITAS timely answered the Complaint generally denying Plaintiff’s allegations.  Williams is pursuing discovery of her individual claims and has agreed to a stay of class discovery pending outcome of a November 10, 2017 mediation of the Seper and Chhina cases.  Defendant filed and served each of Plaintiffs Williams, Phillips, and Moore with a Notice of Related Cases on July 19, 2017.

Defendant understands that the Seper and Chhina cases will be effectively consolidated in Los Angeles County Superior court: Chhina will be dismissed as a separate action and joined with Seper through the filing of an amended complaint in Seper in which Chhina is also identified as a named plaintiff.

The Company is not able to reasonably estimate the probability of loss or range of loss for any of these lawsuits at this time.

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

12.   Concentration of Risk

During the quarter VITAS had pharmacy services agreements with one service provider to provide specified pharmacy services for VITAS and its hospice patients.  VITAS made purchases from this provider of $7.7 and $24.8 million for the three and nine months ended September 30, 2017, respectively. Vitas made purchases from two providers of $9.5 and $26.9 million for the three and nine months ended September 30, 2016, respectively.  Purchases from these providers were more than 90% of all pharmacy services used by VITAS during each period presented.

13.   Cash Overdrafts and Cash Equivalents

There are $468,000 in cash overdrafts payable included in accounts payable at September 30, 2017 (December 31, 2016 - $8.6 million).

From time to time throughout the year, we invest excess cash in money market funds with major commercial banks. We closely monitor the creditworthiness of the institutions with which we invest our overnight funds.  The amount invested was less than $100,000 for each balance sheet date presented.

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

The following shows the carrying value, fair value and the hierarchy for our financial instruments as of September 30, 2017 (in thousands):

		Fair Value Measure
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Mutual fund investments of deferred
compensation plans held in trust	$60,445	$60,445	$-	$-
Total debt	82,500	-	82,500	-

The following shows the carrying value, fair value and the hierarchy for our financial instruments as of December 31, 2016 (in thousands):

		Fair Value Measure
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Mutual fund investments of deferred
compensation plans held in trust	$54,389	$54,389	$-	$-
Total debt	108,750	-	108,750	-

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

15.   Capital Stock Repurchase Plan Transactions

We repurchased the following capital stock for the three and nine months ended September 30, 2017 and 2016:

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016

Total cost of repurchased shares (in thousands)	$9,576	$-	$94,640	$102,313
Shares repurchased	50,000	-	500,000	780,134
Weighted average price per share	$191.52	$-	$189.28	$131.15

In March 2017, the Board of Directors authorized an additional $100.0 million for stock repurchase under Chemed’s existing share repurchase program. We currently have $55.5 million of authorization remaining under this share repurchase plan.

16.   Recent Accounting Standards

In May 2014, the FASB issued Accounting Standards Update “ASU No. 2014-09 – Revenue from Contracts with Customers” which provides additional guidance to clarify the principles for recognizing revenue.  The standard and subsequent amendments are intended to develop a common revenue standard for removing inconsistencies and weaknesses, improve comparability, provide more useful information to users through improved disclosure requirements, and simplify the preparation of financial statements. This guidance and subsequent amendments are effective for fiscal years beginning after December 15, 2017.    At both VITAS and Roto-Rooter, we have performed an initial analysis to determine the appropriate aggregation of customers into portfolios with similar collection and service requirement characteristics.  This analysis is currently being refined to ensure the portfolios identified will result in a materially consistent revenue recognition pattern that would result as if each customer were evaluated separately.  Additionally, based on our initial evaluation, we believe the majority of our provision for bad debts, currently classified in selling, general and administrative expense in our Statements of Income, will be reclassified as a contra-revenue as it will be considered an implicit price concession at the time service is performed.  For the nine month period ended September 30, 2017, our total provision for bad debt is $13.0 million.  We anticipate a modified retrospective adoption of the ASU.

In February 2016, the FASB issued Accounting Standards Update “ASU No. 2016-02 – Leases” which introduces a lessee model that brings most leases on to the balance sheets and updates lessor accounting  to align with changes in the lessee model and the revenue recognition standard.   The guidance is effective for fiscal years beginning after December 15, 2018.  Based on the provisions of the ASU, we anticipate a material increase in both assets and liabilities when our current operating lease contracts are recorded on the balance sheet.  We do not currently have a specific estimate of the impact.

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

17.   Goodwill

Shown below is movement in Goodwill (in thousands):

	Vitas	Roto-Rooter	Total
Balance at December 31, 2016	$328,301	$144,065	$472,366
Business combinations	-	481	481
Foreign currency adjustments	-	177	177
Balance at September 30, 2017	$328,301	$144,723	$473,024

During 2017, we completed one business combination within the Roto-Rooter segment for $525,000 in cash to increase our market penetration.

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

The following is a summary of the key operating results (in thousands except per share amounts):

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Service revenues and sales	$417,444	$392,607	$1,238,367	$1,173,405
Net income	$35,437	$26,829	$43,625	$76,554
Diluted EPS	$2.13	$1.62	$2.60	$4.54
Adjusted net income	$35,772	$28,643	$102,174	$86,625
Adjusted diluted EPS	$2.15	$1.73	$6.10	$5.14
Adjusted EBITDA	$67,604	$57,387	$195,921	$170,391
Adjusted EBITDA as a % of revenue	16.2%	14.6%	15.8%	14.5%

Adjusted net income, adjusted diluted EPS, earnings before interest, taxes and depreciation and amortization (“EBITDA”), Adjusted EBITDA and Adjusted EBITDA as a percent of revenue are not measures derived in accordance with US GAAP.  We provide non-GAAP measures to help readers evaluate our operating results and to compare our operating performance with that of similar companies that have different capital structures.  Our non-GAAP measures should not be considered in isolation or as a substitute for comparable measures presented in accordance with GAAP.  A reconciliation of our non-GAAP measures is presented on pages 30-32.

Both VITAS and Roto-Rooter have significant operations in Houston and south Florida.  For the three and nine months ended September 30, 2017 we did not experience any material business interruptions or loss of assets related to the hurricanes in Houston or Florida.

Net income for the nine months ended September 30, 2017 includes $55.8 million ($3.33 per share) of after-tax expense ($90 million pre-tax) for the accrual of a potential litigation settlement related to the May 2, 2013 complaint filed against the Company by the U.S. Department of Justice.  As required by U.S. Generally Accepted Accounting Principles, the Company accrues for contingent loss claims in its financial statements when it is probable that a liability has been incurred and the amount can be reasonably estimated.  Based on recent case developments, including recent mediation discussions with the U.S. Department of Justice, the Company believes that it is probable that this matter will be settled, and that such settlement will include settlement payments and relator attorney fees, by the Company of approximately the accrued amount.  However, the achievement of a final, definitive settlement will require the parties to resolve several outstanding issues (and draft and negotiate related definitive documentation), and there can be no assurance that such a final, definitive settlement will be reached and agreed on these or other terms.

For the three months ended September 30, 2017, the increase in consolidated service revenues and sales was driven by a 17.1% increase at Roto-Rooter and a 2.2% increase at VITAS.  The increase in service revenues at Roto-Rooter was driven by an increase in all major service lines. Of Roto-Rooter’s total revenue increase, 49.1% is related to water restoration.  The increase in service revenues at VITAS was primarily a result of Medicare reimbursement rates increasing 1.3%, a 2.8% increase in days of care, offset by acuity mix shift which negatively impacted revenue 2.2% when compared to the prior year period.  Adjusted EBITDA as a percent of revenue increased 160 basis points when compared to the prior year quarter mainly as a result of mix shift in levels of care and improved cost management for high acuity care.  See page 33 for additional VITAS operating metrics.

For the nine months ended September 30, 2017, the increase in consolidated service revenues and sales was driven by a 14.4% increase at Roto-Rooter and a 2.0% increase at VITAS.  The increase in service revenues at Roto-Rooter was driven by an increase in all major service lines. Of Roto-Rooter’s total revenue increase, 49.0% was related to water restoration.  The increase in service revenues at VITAS was primarily a result of Medicare reimbursement rates increasing 1.7%, a 2.7% increase in days of care, offset by acuity mix shift which negatively impacted revenue 2.4% when compared to the prior year period.  Adjusted EBITDA as a percent of revenue increased 130 basis points when compared to the prior year quarter mainly as a result of mix shift in levels of care and improved cost management for high acuity care.  See page 33 for additional VITAS operating metrics.

VITAS expects its full-year 2017 revenue growth, prior to Medicare cap, to be in the range of 2.0% to 3.0%.  Admissions and Average Daily Census in 2017 are estimated to expand approximately 2.0% to 3.0%.  Adjusted EBITDA margin, prior to Medicare cap, is estimated to be 15.0%.  This guidance includes $1.5 million for Medicare cap billing limitations. Roto-Rooter expects full-year 2017 revenue growth of 13.0% to 14.0%.  The revenue estimate is a based upon increased job pricing of approximately 2.0% and continued growth in water restoration services.  Adjusted EBITDA margin for 2017 is estimated in the range of 22.5%.  We anticipate that our operating income and cash flows will be sufficient to operate our businesses and meet any commitments for the foreseeable future.

Financial Condition
Liquidity and Capital Resources
Material changes in the balance sheet accounts from December 31, 2016 to September 30, 2017 include the following:

•	A $40.5 million decrease in accounts receivable due mainly to timing of Medicare and Medicaid payments.
•	A $21.8 million increase in properties plant and equipment mainly due to the purchase of transportation equipment during the quarter.
•	A $36.2 million increase in net deferred taxes associated with amounts recorded for a potential litigation settlement.
•	A $4.8 million decrease in accounts payable mainly due to timing of payments.
•	A $12.3 increase in income taxes due to timing of payments.
•	An $89.6 million increase in accrued legal due to a potential litigation settlement.
•	A $26.3 million decrease in long-term debt due to payments on our term loan and revolving line of credit.

Net cash provided by operating activities increased $62.6 million mainly as a result of a $22.9 million increase in net income excluding potential litigation settlement and a $19.5 million decrease caused by changes in accounts receivable.  The potential litigation settlement recorded is non-cash at September 30, 2017 and does not impact net cash provided by operating activities.

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

We have issued $35.6 million in standby letters of credit as of September 30, 2017, mainly for insurance purposes.  Issued letters of credit reduce our available credit under the revolving credit agreement.  As of September 30, 2017, we have approximately $309.4 million of unused lines of credit available and eligible to be drawn down under our revolving credit facility. Management believes its liquidity and sources of capital are satisfactory for the Company’s needs in the foreseeable future.

Commitments and Contingencies
Collectively, the terms of our credit agreements require us to meet various financial covenants, to be tested quarterly.  We are in compliance with all financial and other debt covenants as of September 30, 2017 and anticipate remaining in compliance throughout the foreseeable future.

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

On May 2, 2013, the government filed a False Claims Act complaint against the Company and certain of its hospice-related subsidiaries in the U.S. District Court for the Western District of Missouri, United States v. VITAS Hospice Services, LLC, et al., No. 4:13-cv-00449-BCW (the “2013 Action”).  Prior to that date, the Company received various qui tam lawsuits and subpoenas from the U.S. Department of Justice and OIG that have been previously disclosed.  The 2013 Action alleges that, since at least 2002, VITAS, and since 2004, the Company, submitted or caused the submission of false claims to the Medicare program by (a) billing Medicare for continuous home care services when the patients were not eligible, the services were not provided, or the medical care was inappropriate, and (b) billing Medicare for patients who were not eligible for the Medicare hospice benefit because they did not have a life expectancy of six months or less if their illnesses ran their normal course.  This complaint seeks treble damages, statutory penalties, and the costs of the action, plus interest.  The defendants filed a motion to dismiss on September 24, 2013.  On September 30, 2014, the Court denied the motion, except to the extent that claims were filed before July 24, 2002. On November 13, 2014, the government filed a Second Amended Complaint.  The Second Amended Complaint changed and supplemented some of the allegations, but did not otherwise expand the causes of action or the nature of the relief sought against VITAS.  VITAS filed its Answer to the Second Amended Complaint on August 11, 2015.  Based on recent case developments, including recent mediation discussions with the U.S. Department of Justice, we believe it probable that this matter will be settled, to include payments of $55.8 million after-tax ($90.0 million pretax) including attorneys’ fees.  A final settlement will require the parties to resolve several outstanding issues, and to draft and negotiate definitive documentation.  There can be no assurance that such a final definitive settlement will be reached on these, or other, terms.  For additional procedural history of this litigation, please refer to our prior quarterly and annual filings.  The costs incurred related to U.S. v. Vitas and related regulatory matters were $935,000 and $599,000 for the quarters ended September 30, 2017 and 2016, respectively.  For the nine months ended September 30, 2017 and 2016, the net costs were $5.2 million and $4.1 million respectively.

Net income for the nine months ended September 30, 2017 includes the $55.8 million of after-tax expense ($90 million pre-tax) for the accrual of such potential litigation settlement.  As required by GAAP, the Company accrues for contingent loss claims in its financial statements when it is probable that a liability has been incurred and the amount can be reasonably estimated.

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

However, on June 13, 2016, counsel for Chemed shareholder Michael Kvint filed a letter with the Court requesting a two-week extension to file a motion to substitute Mr. Kvint as lead plaintiff, in place of Lead Plaintiff KBC and to file an amended Complaint.  Alternatively, counsel for Mr. Kvint requested that any dismissal of the action be with prejudice to KBC only.  On June 14, 2016, Chemed filed a reply letter with the Court, reserving its rights to oppose any motion filed by Mr. Kvint and, if warranted, to oppose any other actions taken by Mr. Kvint to proceed with the action (including by filing an untimely amended Complaint).  On June 21, 2016, the Court entered an Oral Order providing Mr. Kvint until June 30, 2016 to file a Motion to Substitute and Motion for Leave to File an Amended Complaint.  On that date, Mr. Kvint filed, under seal, a Motion to Substitute Plaintiff and File Amended Complaint, and attached a Proposed Amended Complaint.    Mr. Kvint’s motion was fully briefed by the parties.  On April 25, 2017, Magistrate Judge Burke issued a Report and Recommendation recommending that the Court permit Mr. Kvint to intervene as Lead Plaintiff and grant leave to amend the complaint to replead the duty of loyalty claim only.  On May 16, 2017, Chief Judge Stark signed an Order adopting that Report and Recommendation.  Plaintiff Kvint filed a Corrected Amended Complaint on May 30, 2017.  On September 13, 2017, the Court entered an order dismissing with prejudice the claims against defendants Timothy S, O’Toole and Joel F. Gemunder and permitting Defendants to file a Motion to Dismiss the Corrected Amended Complaint on or before September 29, 2017, with Plaintiff’s Answering to be filed on or before December 1, 2017, and Defendants’ Reply Brief to be filed on or before December 29, 2017.  Defendants filed their Motion to Dismiss timely. As the Company has previously disclosed, the legal fees and costs associated with defending against this lawsuit are presently being paid by insurance. For additional procedural history of this litigation, please refer to our prior quarterly and annual filings.

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

Jiwan Chhina ("Chhina"), hired by VITAS as a Home Health Aide on February 5, 2002, is currently a Licensed Vocational Nurse for VITAS' San Diego program.  On September 27, 2016, Chhina filed a lawsuit in San Diego Superior Court, alleging (1) failure to pay minimum wage for all hours worked; (2) failure to provide overtime for all hours worked; (3) failure to pay wages for all hours at the regular rate; (4) failure to provide meal periods; (5) failure to provide rest breaks; (6) failure to provide complete and accurate wage statements; (7) failure to pay for all reimbursement expenses; (8) unfair business practices; and (9) violation of the California Private Attorneys General Act.  Chhina seeks to pursue these claims in the form of a state-wide class action of current and former non-exempt employees employed with VITAS in California within the four years preceding the filing of the lawsuit.  He seeks court determination that this action may be maintained as a class action for the entire California class and subclasses, designation as class representative, declaratory relief, injunctive relief, damages (including wages for regular or overtime hours allegedly worked but not paid, premium payments for missed meal or rest periods, and unreimbursed expenses), all applicable penalties associated with each claim, pre-judgment interest, and attorneys' fees and costs.  Chhina served VITAS CA with the lawsuit, Jiwann Chhina v. VITAS Health Services of California, Inc., a California corporation; VITAS Healthcare Corporation of California, a Delaware corporation; VITAS Healthcare Corporation of California, a Delaware corporation dba VITAS Healthcare, Inc.; and DOES 1 to 100, inclusive; San Diego Superior Court Case Number 37-2015-00033978-CU-OE-CTL on November 3, 2016.  On December 1, 2016, VITAS CA filed its Answer and served written discovery on Chhina.

On May 19, 2017, Chere Phillips (a Home Health Aide in Sacramento) and Lady Moore (a former Social Worker in Sacramento) filed a lawsuit against VITAS Healthcare Corporation of California in Sacramento County Superior Court, alleging claims for (1) failure to pay all wages due; (2) failure to authorize and permit rest periods; (3) failure to provide off-duty meal periods; (4) failure to furnish accurate wage statements; (5) unreimbursed business expenses; (6) waiting time penalties; (7) violations of unfair competition law; and (8) violation of the Private Attorney General Act.  The case is captioned: Chere Phillips and Lady Moore v. VITAS Healthcare Corporation of California, Sacramento County Superior Court, Case No. 34-2017-0021-2755.  Plaintiffs sought to pursue these claims in the form of a state-wide class action of current and former non-exempt employees employed with VITAS CA in California within the four years preceding the filing of the lawsuit.  Plaintiffs served VITAS with the lawsuit on June 5, 2017. VITAS CA timely answered the Complaint generally denying the Plaintiffs’ allegations.  The Court has stayed all class discovery in this case pending the resolution of the November 10, 2017 in the Seper and Chhina cases.

There are currently three other lawsuits against VITAS pending in the superior courts of other California counties that contain claims and class periods that substantially overlap with Phillips’ and Moore’s claims.  These are Seper, v. VITAS Healthcare Corp of California et al., filed on September 26, 2016 in Los Angeles County Superior Court BC 642857; Chhina v. VITAS Health Service, Inc. et al., filed on September 27, 2016 in San Diego County Superior Court, 34-2015-00033998 CU_OE_CTL; both described above and Williams v. VITAS Healthcare Corporation of California, filed on May 22, 2017 in Alameda County Superior Court, RG 17853886.

Jazzina Williams’ (a Home Health Aide in Sacramento) lawsuit alleges claims for (1) failure to pay all wages due; (2) failure to authorize and permit rest periods; (3) failure to provide off-duty meal periods; (4) failure to furnish accurate wage statements; (5) unreimbursed business expenses; (6) waiting time penalties; and (7) violations of the Private Attorney General Act.  Williams seeks to pursue these claims in the form of a state-wide class action of current and former non-exempt employees.  Plaintiff served VITAS with the lawsuit on May 31, 2017.  VITAS timely answered the Complaint generally denying Plaintiff’s allegations.  Williams is pursuing discovery of her individual claims and has agreed to a stay of class discovery pending outcome of a November 10, 2017 mediation of the Seper and Chhina cases.  Defendant filed and served each of Plaintiffs Williams, Phillips, and Moore with a Notice of Related Cases on July 19, 2017.  Defendant understands that the Seper and Chhina cases will be effectively consolidated in Los Angeles County Superior court: Chhina will be dismissed as a separate action and joined with Seper through the filing of an amended complaint in Seper in which Chhina is also identified as a named plaintiff.

The Company is not able to reasonably estimate the probability of loss or range of loss for any of these lawsuits at this time.

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

Results of Operations
Three months ended September 30, 2017 versus 2016 - Consolidated Results
Our service revenues and sales for the third quarter of 2017 increased 6.3% versus services and sales revenues for the third quarter of 2016.  Of this increase, a $6.1 million increase was attributable to VITAS and $18.8 million increase was attributable to Roto-Rooter.  The following chart shows the components of those changes (in thousands):

	Increase/(Decrease)
	Amount	Percent
VITAS
Routine homecare	$11,217	5.0
Continuous care	(4,025)	(11.9)
General inpatient	(1,334)	(5.6)
Medicare cap	228	100.0
Roto-Rooter
Plumbing	7,262	15.2
Drain cleaning	1,442	4.1
Water restoration	9,208	77.2
Contractor operations	632	6.4
Other	207	4.2
Total	$24,837	6.3

The increase in VITAS’ revenues for the third quarter of 2017 versus the third quarter of 2016 was comprised of an average net Medicare reimbursement rate increasing approximately 1.3%, a 2.8% increase in days of care offset by acuity mix shift which negatively impacted revenue 2.2% when compared to the prior year period.

Days of care during the quarter ended September 30 were as follows:

	Days of Care		Increase/(Decrease)
	2017	2016	Percent

Routine homecare	1,458,153	1,407,623	3.6
Continuous care	41,237	46,582	(11.5)
General inpatient	32,567	36,241	(10.1)
Total days of care	1,531,957	1,490,446	2.8

Over 90% of VITAS’ service revenues for the period were from Medicare and Medicaid.

The increase in plumbing revenues for the third quarter of 2017 versus 2016 is attributable to a 14.2% increase in price and service mix shift as well as a 1.0% increase in job count.  Drain cleaning revenues for the third quarter of 2017 versus 2016 reflect a 6.2% increase in price and service mix shift offset by a 2.1% decrease in job count.  Water restoration for the third quarter of 2017 versus 2016 increased 77.2% as a result of continued expansion of this service offering including a 38.0% increase in number of jobs performed.  Contractor operations increased 6.4% mainly due to their expansion into water restoration.

 The consolidated gross margin was 31.0% in the third quarter of 2017 as compared with 28.3% in the third quarter of 2016.  On a segment basis, VITAS’ gross margin was 23.1% in the third quarter of 2017 as compared with 20.7%, in the third quarter of 2016.  The increase in VITAS gross margin is the result of labor and ancillary cost management.  The Roto-Rooter segment’s gross margin was 48.7% for the third quarter of 2017 compared with 47.8% in the third quarter of 2016.  The increase in Roto-Rooter gross margin is the result mainly of higher revenues, particularly in water restoration, with relatively low increase in branch level fixed costs.

Selling, general and administrative expenses (“SG&A”) comprise (in thousands):

	Three months ended September 30,
	2017	2016
SG&A expenses before market value adjustments of deferred compensation
plans, long-term incentive compensation, and OIG investigation expenses	$63,463	$56,475
Impact of market value adjustments related to assets held in deferred
compensation trusts	1,417	1,656
Long-term incentive compensation	1,104	643
Expenses related to OIG investigation	935	599
Total SG&A expenses	$66,919	$59,373

SG&A expenses before long-term incentive compensation, expenses related to OIG investigation and the impact of market value adjustments related to assets held in deferred compensation trusts for the third quarter of 2017 were up 12.4% when compared to the third quarter of 2016. This increase was mainly a result of the increase in variable expenses caused by increased revenue, particularly in the Roto-Rooter segment, increased advertising expense at Roto-Rooter and normal salary increases in 2017.

During the third quarter of 2017, a credit of $371,000 was recorded due to the recovery of previously recognized expenses related to the closure of the programs in one state at Vitas.  There were no other operating expenses recorded in the third quarter of 2016.

Other income/(expense) - net comprise (in thousands):

	Three months ended September 30,
	2017	2016
Market value adjustment on assets held in
deferred compensation trusts	$1,417	$1,656
Loss on disposal of property and equipment	(146)	(134)
Interest income	51	119
Other	1	(1)
Total other income/(expense) - net	$1,323	$1,640

Our effective income tax rate was 34.7% in the third quarter of 2017 compared to 38.3% during the third quarter of 2016.  The change in the effective income tax rate is a result of the adoption of ASU No. 2016-09 – Compensation – Stock Compensation in 2017 which requires that the excess tax benefits from stock based compensation now be recorded in the income tax provision on the statements of income.  Excluding the adoption of the ASU, our effective income tax rate is 38.0%.

Net income for both periods included the following after-tax items/adjustments that (reduced) or increased after-tax earnings (in thousands):

	Three months ended September 30,
	2017	2016
VITAS
Expenses related to OIG investigation	$(578)	$(370)
Program closure income	223	-
Medicare cap sequestration adjustment	-	(141)
Corporate
Excess tax benefits on stock compensation	1,783	-
Stock option expense	(1,064)	(897)
Long-term incentive compensation	(699)	(406)
Total	$(335)	$(1,814)

Three months ended September 30, 2017 versus 2016 - Segment Results

The change in net income/(loss) for the third quarter of 2017 versus the third quarter of 2016 is due to (in thousands):

	Increase/(Decrease)
	Amount	Percent
VITAS	$5,551	26.6
Roto-Rooter	3,179	24.7
Corporate	(122)	(1.8)
	$8,608	32.1

VITAS’ after-tax earnings were positively impacted in 2017 compared to 2016 by a $6.1 million increase in revenue and a $2.3 million decrease in cost of services provided and goods sold.  After-tax earnings as a percent of revenue in the third quarter of 2017 were 9.2%, an increase of 1.8% over the third quarter of 2016.

Roto-Rooter’s net income was positively impacted in 2017 compared to 2016 primarily by a $9.2 million revenue increase in Roto-Rooter’s water restoration line of business and a $7.3 million increase in plumbing revenue.  After-tax earnings as a percent of revenue at Roto-Rooter in the third quarter of 2017 was 12.5% as compared to 11.7% in the third quarter of 2016.

Results of Operations
Nine months ended September 30, 2017 versus 2016 - Consolidated Results
Our service revenues and sales for the first nine months of 2017 increased 5.5% versus services and sales revenues for the first nine months of 2016.  Of this increase, a $16.9 million increase was attributable to VITAS and $48.1 million increase was attributable to Roto-Rooter.  The following chart shows the components of those changes (in thousands):

	Increase/(Decrease)
	Amount	Percent
VITAS
Routine homecare	$33,882	5.1
Continuous care	(11,600)	(10.9)
General inpatient	(5,417)	(7.3)
Medicare cap	(19)	(8.3)
Roto-Rooter
Plumbing	16,852	11.6
Drain cleaning	3,454	3.2
Water restoration	23,597	64.6
Contractor operations	3,180	10.8
Other	1,033	6.9
Total	$64,962	5.5

The increase in VITAS’ revenues for the first nine months of 2017 versus the first nine months of 2016 was comprised of an average net Medicare reimbursement rate increasing approximately 1.3%, a 2.7% increase in days of care offset by acuity mix shift which negatively impacted revenue when compared to the prior year period.

Days of care during the nine months ended September 30 were as follows:

	Days of Care		Increase/(Decrease)
	2017	2016	Percent

Routine homecare	4,256,541	4,109,775	3.6
Continuous care	129,762	145,327	(10.7)
General inpatient	97,803	111,323	(12.1)
Total days of care	4,484,106	4,366,425	2.7

Over 90% of VITAS’ service revenues for the period were from Medicare and Medicaid.

The increase in plumbing revenues for the first nine months of 2017 versus 2016 is attributable primarily to service mix shift as well as a 0.6% increase in job count.  Drain cleaning revenues for the first nine months of 2017 versus 2016 reflect a 5.3% increase in price and service mix shift offset by a 2.1% decrease in job count.  Water restoration for the first nine months of 2017 versus 2016 increased 64.6% as a result of continued expansion of this service offering including a 32.6% increase in jobs performed.  Contractor operations increased 10.8% mainly due to their expansion into water restoration.

The consolidated gross margin was 30.6% in the first nine months of 2017 as compared with 28.7% in the first nine months of 2016.  On a segment basis, VITAS’ gross margin was 22.5% in the first nine months of 2017 as compared with 21.1%, in the first nine months of 2016.  The increase in VITAS’ gross margin is the result of mix shift to higher margin care, labor and ancillary cost management.  The Roto-Rooter segment’s gross margin was 48.9% for the first nine months of 2017 compared with 48.0% in the first nine months of 2016.  The increase in the Roto-Rooter gross margin is the result mainly of higher revenues, particularly in water restoration, with relatively low increase in branch level fixed costs.

Selling, general and administrative expenses (“SG&A”) comprise (in thousands):

	Nine months ended September 30,
	2017	2016
SG&A expenses before market value adjustments of deferred compensation
plans, long-term incentive compensation, and OIG investigation expenses	$191,213	$174,183
Impact of market value adjustments related to assets held in deferred
compensation trusts	5,619	1,857
Expenses related to OIG investigation	5,178	4,105
Long-term incentive compensation	3,021	901
Total SG&A expenses	$205,031	$181,046

SG&A expenses before long-term incentive compensation, expenses related to OIG investigation and the impact of market value adjustments related to assets held in deferred compensation trusts for the first nine months of 2017 were up 9.8% when compared to the first nine months of 2016. This increase was mainly a result of the increase in variable expenses caused by increased revenue, particularly in the in the Roto-Rooter segment, increased advertising expense at Roto-Rooter and normal salary increases in 2017.

Other operating expenses were $91.1 million during the first nine months of 2017 related to a $90.0 million potential litigation settlement and $1.1 million related to the closure of the programs in one state at Vitas.  During the first nine months of 2016, the Company recorded $4.5 million related to early retirement expenses.

Other income - net comprise (in thousands):

	Nine months ended September 30,
	2017	2016
Market value adjustment on assets held in
deferred compensation trusts	$5,619	$1,857
Loss on disposal of property and equipment	(481)	(224)
Interest income	297	301
Other	4	(1)
Total other income - net	$5,439	$1,933

Our effective income tax rate was 25.8% in the first nine months of 2017 compared to 38.6% during the first nine months of 2016.  The change in the effective income tax rate is due to the adoption of ASU No. 2016-09 – Compensation – Stock Compensation which requires that the excess tax benefits from stock based compensation now be recorded in the income tax provision on the statements of income.  Excluding the impact of the ASU, our effective income tax rate for the first nine months of 2017 was 39.6%.

Net income for both periods included the following after-tax items/adjustments that (reduced) or increased after-tax earnings (in thousands):

	Nine Months Ended September 30,
	2017	2016
VITAS
Potential litigation settlement	$(55,800)	$-
Expenses related to OIG investigation	(3,198)	(2,535)
Program closure expenses	(675)	-
Medicare cap sequestration adjustment	(65)	(141)
Early retirement expenses	-	(2,840)
Roto-Rooter
Expenses related to litigation settlements	(129)	(27)
Corporate
Excess tax benefits on stock compensation	8,121	-
Stock option expense	(4,892)	(3,958)
Long-term incentive compensation	(1,911)	(570)
Total	$(58,549)	$(10,071)

Nine months ended September 30, 2017 versus 2016 - Segment Results

The change in net income/(loss) for the first nine months of 2017 versus the first nine months of 2016 is due to (in thousands):

	Increase/(Decrease)
	Amount	Percent
VITAS	$(43,741)	(74.7)
Roto-Rooter	8,500	21.7
Corporate	2,312	10.9
	$(32,929)	(43.0)

VITAS’ 2017 after-tax earnings were impacted in 2017 when compared to 2016 by a $55.8 million (after-tax) potential ligation settlement offset by a $16.8 million increase in revenue and a $1.2 million decrease in cost of services provided and goods sold.

Roto-Rooter’s net income was positively impacted in 2017 compared to 2016 primarily by a $23.6 million revenue increase in Roto-Rooter’s water restoration line of business, a $16.9 million increase in plumbing revenue and a $7.7 million increase in all other revenue types.  After-tax earnings as a percent of revenue at Roto-Rooter in 2017 were 12.5% as compared to 11.7% in 2016.

The improvement at Corporate is due mainly to the impact of the adoption of ASU 2016-09 which positively impacted the Company’s tax provision by approximately $8.1 million which is partially offset by higher stock based compensation expenses.

CHEMED CORPORATION AND SUBSIDIARY COMPANIES
CONSOLIDATING STATEMENT OF INCOME
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2017
(in thousands)(unaudited)

				Chemed
	VITAS	Roto-Rooter	Corporate	Consolidated
2017 (a)
Service revenues and sales	$288,951	$128,493	$-	$417,444
Cost of services provided and goods sold	222,119	65,928	-	288,047
Selling, general and administrative expenses	23,783	33,694	9,442	66,919
Depreciation	4,529	4,268	22	8,819
Amortization	-	33	-	33
Other operating expenses	(371)	-	-	(371)
Total costs and expenses	250,060	103,923	9,464	363,447
Income/(loss) from operations	38,891	24,570	(9,464)	53,997
Interest expense	(53)	(73)	(922)	(1,048)
Intercompany interest income/(expense)	2,950	1,378	(4,328)	-
Other income/(expense)—net	(86)	(8)	1,417	1,323
Income/(expense) before income taxes	41,702	25,867	(13,297)	54,272
Income taxes	(15,248)	(9,833)	6,246	(18,835)
Net income/(loss)	$26,454	$16,034	$(7,051)	$35,437

(a) The following amounts are included in net income (in thousands):
				Chemed
	VITAS	Roto-Rooter	Corporate	Consolidated
Pretax benefit/(cost):
Stock option expense	$-	$-	$(1,683)	$(1,683)
Long-term incentive compensation	-	-	(1,104)	(1,104)
Program closure expenses	371	-	-	371
Expenses related to OIG investigation	(935)	-	-	(935)
Total	$(564)	$-	$(2,787)	$(3,351)

				Chemed
	VITAS	Roto-Rooter	Corporate	Consolidated
After-tax benefit/(cost):
Stock option expense	$-	$-	$(1,064)	$(1,064)
Long-term incentive compensation	-	-	(699)	(699)
Program closure expenses	223	-	-	223
Expenses related to OIG investigation	(578)	-	-	(578)
Excess tax benefits on stock compensation	-	-	1,783	1,783
Total	$(355)	$-	$20	$(335)

CHEMED CORPORATION AND SUBSIDIARY COMPANIES
CONSOLIDATING STATEMENT OF INCOME
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2016
(in thousands)(unaudited)

				Chemed
	VITAS	Roto-Rooter	Corporate	Consolidated
2016 (a)
Service revenues and sales	$282,865	$109,742	$-	$392,607
Cost of services provided and goods sold	224,410	57,248	-	281,658
Selling, general and administrative expenses	21,775	28,635	8,963	59,373
Depreciation	4,751	3,731	132	8,614
Amortization	14	77	-	91
Total costs and expenses	250,950	89,691	9,095	349,736
Income/(loss) from operations	31,915	20,051	(9,095)	42,871
Interest expense	(59)	(78)	(881)	(1,018)
Intercompany interest income/(expense)	1,810	800	(2,610)	-
Other income/(expense)—net	(1)	(14)	1,655	1,640
Income/(expense) before income taxes	33,665	20,759	(10,931)	43,493
Income taxes	(12,762)	(7,904)	4,002	(16,664)
Net income/(loss)	$20,903	$12,855	$(6,929)	$26,829

(a) The following amounts are included in net income (in thousands):
				Chemed
	VITAS	Roto-Rooter	Corporate	Consolidated
Pretax benefit/(cost):
Stock option expense	$-	$-	$(1,419)	$(1,419)
Long-term incentive compensation	-	-	(643)	(643)
Medicare cap sequestration adjustment	(228)	-	-	(228)
Expenses related to OIG investigation	(599)	-	-	(599)
Total	$(827)	$-	$(2,062)	$(2,889)

				Chemed
	VITAS	Roto-Rooter	Corporate	Consolidated
After-tax benefit/(cost):
Stock option expense	$-	$-	$(897)	$(897)
Long-term incentive compensation	-	-	(406)	(406)
Medicare cap sequestration adjustment	(141)	-	-	(141)
Expenses related to OIG investigation	(370)	-	-	(370)
Total	$(511)	$-	$(1,303)	$(1,814)

CHEMED CORPORATION AND SUBSIDIARY COMPANIES
CONSOLIDATING STATEMENT OF INCOME
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2017
(in thousands)(unaudited)

				Chemed
	VITAS	Roto-Rooter	Corporate	Consolidated
2017 (a)
Service revenues and sales	$855,977	$382,390	$-	$1,238,367
Cost of services provided and goods sold	663,565	195,474	-	859,039
Selling, general and administrative expenses	72,608	100,917	31,506	205,031
Depreciation	14,048	12,322	175	26,545
Amortization	14	97	-	111
Other operating expenses	91,138	-	-	91,138
Total costs and expenses	841,373	308,810	31,681	1,181,864
Income/(loss) from operations	14,604	73,580	(31,681)	56,503
Interest expense	(161)	(259)	(2,744)	(3,164)
Intercompany interest income/(expense)	8,478	4,035	(12,513)	-
Other income/(expense)—net	(95)	(85)	5,619	5,439
Income/(expense) before income taxes	22,826	77,271	(41,319)	58,778
Income taxes	(8,029)	(29,555)	22,431	(15,153)
Net income/(loss)	$14,797	$47,716	$(18,888)	$43,625

(a) The following amounts are included in net income (in thousands):
				Chemed
	VITAS	Roto-Rooter	Corporate	Consolidated
Pretax benefit/(cost):
Potential litigation settlement	$(90,000)	$-	$-	$(90,000)
Medicare cap sequestration adjustments	(105)	-	-	(105)
Stock option expense	-	-	(7,738)	(7,738)
Long-term incentive compensation	-	-	(3,021)	(3,021)
Expenses related to litigation settlements	-	(213)	-	(213)
Program closure expenses	(1,138)	-	-	(1,138)
Expenses related to OIG investigation	(5,178)	-	-	(5,178)
Total	$(96,421)	$(213)	$(10,759)	$(107,393)

				Chemed
	VITAS	Roto-Rooter	Corporate	Consolidated
After-tax benefit/(cost):
Potential litigation settlement	$(55,800)	$-	$-	$(55,800)
Medicare cap sequestration adjustments	(65)	-	-	(65)
Stock option expense	-	-	(4,892)	(4,892)
Long-term incentive compensation	-	-	(1,911)	(1,911)
Expenses related to litigation settlements	-	(129)	-	(129)
Program closure expenses	(675)	-	-	(675)
Expenses related to OIG investigation	(3,198)	-	-	(3,198)
Excess tax benefits on stock compensation	-	-	8,121	8,121
Total	$(59,738)	$(129)	$1,318	$(58,549)

CHEMED CORPORATION AND SUBSIDIARY COMPANIES
CONSOLIDATING STATEMENT OF INCOME
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2016
(in thousands)(unaudited)

				Chemed
	VITAS	Roto-Rooter	Corporate	Consolidated
2016 (a)
Service revenues and sales	$839,131	$334,274	$-	$1,173,405
Cost of services provided and goods sold	662,371	173,977	-	836,348
Selling, general and administrative expenses	69,197	87,890	23,959	181,046
Depreciation	14,346	10,860	413	25,619
Amortization	41	233	-	274
Other operating expenses	4,491	-	-	4,491
Total costs and expenses	750,446	272,960	24,372	1,047,778
Income/(loss) from operations	88,685	61,314	(24,372)	125,627
Interest expense	(176)	(264)	(2,391)	(2,831)
Intercompany interest income/(expense)	5,840	2,614	(8,454)	-
Other income/(expense)—net	76	(2)	1,859	1,933
Income/(expense) before income taxes	94,425	63,662	(33,358)	124,729
Income taxes	(35,887)	(24,446)	12,158	(48,175)
Net income/(loss)	$58,538	$39,216	$(21,200)	$76,554

(a) The following amounts are included in net income (in thousands):
				Chemed
	VITAS	Roto-Rooter	Corporate	Consolidated
Pretax benefit/(cost):
Stock option expense	$-	$-	$(6,259)	$(6,259)
Medicare cap sequestration adjustment	(228)	-	-	(228)
Long-term incentive compensation	-	-	(901)	(901)
Early retirement expenses	(4,491)	-	-	(4,491)
Expenses related to litigation settlements	-	(44)	-	(44)
Expenses related to OIG investigation	(4,105)	-	-	(4,105)
Total	$(8,824)	$(44)	$(7,160)	$(16,028)

				Chemed
	VITAS	Roto-Rooter	Corporate	Consolidated
After-tax benefit/(cost):
Stock option expense	$-	$-	$(3,958)	$(3,958)
Medicare cap sequestration adjustment	(141)	-	-	(141)
Long-term incentive compensation	-	-	(570)	(570)
Early retirement expenses	(2,840)	-	-	(2,840)
Expenses related to litigation settlements	-	(27)	-	(27)
Expenses related to OIG investigation	(2,535)	-	-	(2,535)
Total	$(5,516)	$(27)	$(4,528)	$(10,071)

Unaudited Consolidating Summary and Reconciliation of Adjusted EBITDA

Chemed Corporation and Subsidiary Companies
(in thousands)				Chemed
For the three months ended September 30, 2017	VITAS	Roto-Rooter	Corporate	Consolidated

Net income/(loss)	$26,454	$16,034	$(7,051)	$35,437
Add/(deduct):
Interest expense	53	73	922	1,048
Income taxes	15,248	9,833	(6,246)	18,835
Depreciation	4,529	4,268	22	8,819
Amortization	-	33	-	33
EBITDA	46,284	30,241	(12,353)	64,172
Add/(deduct):
Intercompany interest expense/(income)	(2,950)	(1,378)	4,328	-
Interest income	(48)	(4)	-	(52)
Expenses related to OIG investigation	935	-	-	935
Program closure expenses	(371)	-	-	(371)
Amortization of stock awards	72	67	156	295
Advertising cost adjustment	-	(162)	-	(162)
Stock option expense	-	-	1,683	1,683
Long-term incentive compensation	-	-	1,104	1,104
Adjusted EBITDA	$43,922	$28,764	$(5,082)	$67,604

				Chemed
For the three months ended September 30, 2016	VITAS	Roto-Rooter	Corporate	Consolidated

Net income/(loss)	$20,903	$12,855	$(6,929)	$26,829
Add/(deduct):
Interest expense	59	78	881	1,018
Income taxes	12,762	7,904	(4,002)	16,664
Depreciation	4,751	3,731	132	8,614
Amortization	14	77	-	91
EBITDA	38,489	24,645	(9,918)	53,216
Add/(deduct):
Intercompany interest expense/(income)	(1,810)	(800)	2,610	-
Interest income	(108)	(11)	-	(119)
Expenses related to litigation settlements	1,149	-	-	1,149
Expenses related to OIG investigation	599	-	-	599
Medicare cap sequestration adjustment	228	-	-	228
Amortization of stock awards	85	76	279	440
Advertising cost adjustment	-	(188)	-	(188)
Stock option expense	-	-	1,419	1,419
Long-term incentive compensation	-	-	643	643
Adjusted EBITDA	$38,632	$23,722	$(4,967)	$57,387

Unaudited Consolidating Summary and Reconciliation of Adjusted EBITDA

Chemed Corporation and Subsidiary Companies
(in thousands)				Chemed
For the nine months ended September 30, 2017	VITAS	Roto-Rooter	Corporate	Consolidated

Net income/(loss)	$14,797	$47,716	$(18,888)	$43,625
Add/(deduct):
Interest expense	161	259	2,744	3,164
Income taxes	8,029	29,555	(22,431)	15,153
Depreciation	14,048	12,322	175	26,545
Amortization	14	97	-	111
EBITDA	37,049	89,949	(38,400)	88,598
Add/(deduct):
Intercompany interest expense/(income)	(8,478)	(4,035)	12,513	-
Interest income	(267)	(29)	-	(296)
Potential litigation settlement	90,000	-	-	90,000
Medicare cap sequestration adjustment	105	-	-	105
Program closure expenses	1,138	-	-	1,138
Expenses related to OIG investigation	5,178	-	-	5,178
Stock award amortization	220	203	510	933
Advertising cost adjustment	-	(707)	-	(707)
Expenses related to litigation settlements	-	213	-	213
Stock option expense	-	-	7,738	7,738
Long-term incentive compensation	-	-	3,021	3,021
Adjusted EBITDA	$124,945	$85,594	$(14,618)	$195,921

				Chemed
For the nine months ended September 30, 2016	VITAS	Roto-Rooter	Corporate	Consolidated

Net income/(loss)	$58,538	$39,216	$(21,200)	$76,554
Add/(deduct):
Interest expense	176	264	2,391	2,831
Income taxes	35,887	24,446	(12,158)	48,175
Depreciation	14,346	10,860	413	25,619
Amortization	41	233	-	274
EBITDA	108,988	75,019	(30,554)	153,453
Add/(deduct):
Intercompany interest expense/(income)	(5,840)	(2,614)	8,454	-
Interest income	(256)	(45)	-	(301)
Early retirement expenses	4,491	-	-	4,491
Expenses related to OIG investigation	4,105	-	-	4,105
Stock award amortization	302	230	883	1,415
Medicare cap sequestration adjustment	228	-	-	228
Expenses related to litigation settlements	1,149	44	-	1,193
Advertising cost adjustment	-	(1,353)	-	(1,353)
Stock option expense	-	-	6,259	6,259
Long-term incentive compensation	-	-	901	901
Adjusted EBITDA	$113,167	$71,281	$(14,057)	$170,391

RECONCILIATION OF ADJUSTED NET INCOME
(in thousands, except per share data)(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net income/(loss) as reported	$35,437	$26,829	$43,625	$76,554

Add/(deduct) after-tax cost of:
Excess tax benefits on stock compensation	(1,783)	-	(8,121)	-
Stock option expense	1,064	897	4,892	3,958
Long-term incentive compensation	699	406	1,911	570
Expenses of OIG investigation	578	370	3,198	2,535
Program closure expenses	(223)	-	675	-
Medicare cap sequestration adjustment	-	141	65	141
Potential litigation settlement	-	-	55,800	-
Expenses related to litigation settlements	-	-	129	27
Early retirement expenses	-	-	-	2,840
Adjusted net income	$35,772	$28,643	$102,174	$86,625

Diluted Earnings Per Share As Reported
Net income/(loss)	$2.13	$1.62	$2.60	$4.54
Average number of shares outstanding	16,676	16,559	16,763	16,851

Adjusted Diluted Earnings Per Share
Adjusted net income	$2.15	$1.73	$6.10	$5.14
Adjusted average number of shares outstanding	16,676	16,559	16,763	16,851

CHEMED CORPORATION AND SUBSIDIARY COMPANIES
OPERATING STATISTICS FOR VITAS SEGMENT
(unaudited)
	Three Months Ended September 30,		Nine Months Ended Setpember 30,
OPERATING STATISTICS	2017	2016	2017	2016
Net revenue ($000)
Homecare	$236,565	$225,348	$693,359	$659,477
Inpatient	22,516	23,850	68,439	73,856
Continuous care	29,870	33,895	94,426	106,026
Total before Medicare cap allowance	$288,951	$283,093	$856,224	$839,359
Medicare cap allowance	-	(228)	(247)	(228)
Total	$288,951	$282,865	$855,977	$839,131
Net revenue as a percent of total before Medicare cap allowances
Homecare	81.9%	79.6%	81.0%	78.6%
Inpatient	7.8	8.4	8.0	8.8
Continuous care	10.3	12.0	11.0	12.6
Total before Medicare cap allowance	100.0	100.0	100.0	100.0
Medicare cap allowance	-	(0.1)	-	-
Total	100.0%	99.9%	100.0%	100.0%
Average daily census (days)
Homecare	12,596	12,223	12,444	11,972
Nursing home	3,254	3,077	3,148	3,028
Routine homecare	15,850	15,300	15,592	15,000
Inpatient	354	394	358	406
Continuous care	448	507	475	530
Total	16,652	16,201	16,425	15,936
Total Admissions	16,000	16,157	49,874	49,205
Total Discharges	15,726	15,690	49,074	48,403
Average length of stay (days)	89.5	87.7	87.9	85.2
Median length of stay (days)	16.0	16.0	16.0	16.0
ADC by major diagnosis
Cerebro	35.6%	32.9%	35.0%	32.2%
Neurological	18.9	20.7	19.4	21.3
Cardio	16.6	17.1	16.6	17.3
Cancer	14.4	15.5	14.8	15.3
Respiratory	7.9	7.8	7.9	7.8
Other	6.6	6.0	6.3	6.1
Total	100.0%	100.0%	100.0%	100.0%
Admissions by major diagnosis
Cerebro	22.0	21.2%	21.9%	20.9%
Neurological	10.0	11.0	10.5	11.0
Cancer	31.5	33.3	30.8	31.9
Cardio	14.9	14.4	15.1	15.3
Respiratory	10.6	9.0	10.9	10.1
Other	11.0	11.1	10.8	10.8
Total	100.0%	100.0%	100.0%	100.0%
Direct patient care margins
Routine homecare	52.4%	51.4%	52.2%	51.8%
Inpatient	3.4	(2.4)	4.4	2.7
Continuous care	17.3	12.2	16.9	13.7
Homecare margin drivers (dollars per patient day)
Labor costs	$56.48	$56.53	$57.20	$56.51
Combined drug, HME and medical supplies	14.67	16.30	14.77	15.90
Inpatient margin drivers (dollars per patient day)
Labor costs	$362.48	$360.35	$369.77	$346.61
Continuous care margin drivers (dollars per patient day)
Labor costs	$579.31	$618.15	$584.82	$609.08
Bad debt expense as a percent of revenues	1.1%	1.2%	1.1%	1.2%
Accounts receivable -- Days of revenue outstanding- excluding unapplied Medicare payments	34.6	38.4	n.a	n.a.
Accounts receivable -- Days of revenue outstanding- including unapplied Medicare payments	19.9	20.7	n.a	n.a.

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

Item 3.    Quantitative and Qualitative Disclosures about Market Risk
The Company’s primary market risk exposure relates to interest rate risk exposure through its variable interest line of credit.  At September 30, 2017, the Company had $82.5 million of variable rate debt outstanding.  For each $10 million dollars borrowed under the credit facility, an increase or decrease of 100 basis points (1% point), increases or decreases the Company’s annual interest expense by $100,000.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Item 2(c). Purchases of Equity Securities by Issuer and Affiliated Purchasers

The following table shows the activity related to our share repurchase program for the first nine months of 2017:

	Total Number	Weighted Average	Cumulative Shares	Dollar Amount
	of Shares	Price Paid Per	Repurchased Under	Remaining Under
	Repurchased	Share	the Program	The Program

February 2011 Program
January 1 through January 31, 2017	-	$-	7,315,718	$50,173,009
February 1 through February 28, 2017	104,358	178.39	7,420,076	31,556,555
March 1 through March 31, 2017	195,642	182.20	7,615,718	$95,910,768

First Quarter Total	300,000	$180.87

April 1 through April 30, 2017	-	$-	7,615,718	$95,910,768
May 1 through May 31, 2017	150,000	205.34	7,765,718	65,109,586
June 1 through June 30, 2017	-	-	7,765,718	$65,109,586

Second Quarter Total	150,000	$205.34

July 1 through July 31, 2017	-	$-	7,765,718	$65,109,586
August 1 through August 31, 2017	47,726	191.53	7,813,444	55,968,634
September 1 through September 30, 2017	2,274	191.42	7,815,718	$55,533,344

Third Quarter Total	50,000	$191.52

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

Chemed Corporation
(Registrant)

Dated:	October 27, 2017	By:	/s/ Kevin J. McNamara
Kevin J. McNamara
(President and Chief Executive Officer)

Dated:	October 27, 2017	By:	/s/ David P. Williams
David P. Williams
(Executive Vice President and Chief Financial Officer)

Dated:	October 27, 2017	By:	/s/ Michael D. Witzeman
Michael D. Witzeman
(Vice President and Controller)