Form 10-K
period 2017-12-31
CHEMED CORP
filed 2018-02-26
CIK 19584

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
ANNUAL REPORT
PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
☑         For the fiscal year ended December 31, 2017
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☑       No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, if definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   Yes ☐       No  ☑

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes  ☑     No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or emerging growth company.  See definition of “accelerated filer, large accelerated filer, smaller reporting company and emerging growth company” in Rule 12b-2 of the Exchange Act.

(Check One): Large accelerated filer  ☑   Accelerated filer  ☐   Non-accelerated filer  ☐   Smaller reporting company   ☐
                        Emerging growth company  ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐      No  ☑

The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing price of said stock on the New York Stock Exchange – Composite Transaction Listing on June 30, 2017 ($204.53 per share), was $3,199,077,660

At February 15, 2018, 16,161,250 shares of Chemed Capital Stock (par value $1 per share) were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Document	Where Incorporated
2017 Annual Report to Stockholders (specified portions) Proxy Statement for Annual Meeting to be held May 21, 2018	Parts I, II, and IV Part III

CHEMED CORPORATION
2017 FORM 10-K ANNUAL REPORT

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

During 2017, Chemed conducted its business operations in two segments: the VITAS segment (VITAS) and the Roto-Rooter segment (Roto-Rooter).  VITAS provides hospice and palliative care services to its patients through a network of physicians, registered nurses, home health aides, social workers, clergy and volunteers.  Roto-Rooter provides plumbing, drain cleaning, water restoration and other related services to residential and commercial customers.

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

Financial Information about Industry Segments

The required segment and geographic data for the Company’s continuing operations (as described below) for three years ended December 31, 2015, 2016 and 2017 are shown in Note 5 of the Notes to Consolidated Financial Statements on pages 62-64 of the 2017 Annual Report to Stockholders and are incorporated herein by reference.

Description of Business by Segment

The information called for by this item is included within Note 5 of the Notes to Consolidated Financial Statements appearing on pages 62-64 of the 2017 Annual Report to Stockholders is incorporated herein by reference.

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

“VITAS” and “Innovative Hospice Care” are trademarks and servicemarks of VITAS Healthcare Corporation.  The Company and its subsidiaries also own certain trade secrets including training manuals, cost information, patient information and software source code.  Certain states require certificates of need to conduct hospice operations.  In those states, we consider certificates of need valuable assets.

Seasonality
Roto-Rooter’s revenue and operating results are impacted by significant weather patterns across the United States.  Significant changes in precipitation or temperatures in areas we have company-owned and independent contractor operations will generally affect the revenue and operating results at Roto-Rooter.

A significant portion of our VITAS business is operated in the state of Florida.  The vast majority of our patients are Medicare recipients. Medicare patients relocating to Florida during the winter months generally result in higher admissions and revenue for our Florida programs during that period.

Customer Concentration
Roto-Rooter’s business has a large and diverse customer base.  Approximately 92% of VITAS’ revenue is from the United States government through the Medicare program.  The loss of a portion or all of our Medicare revenue would have a material adverse effect on the Company.

Competition
Roto-Rooter

All aspects of the sewer, drain and pipe cleaning, plumbing repair and water restoration businesses are highly competitive.  Competition is fragmented in most markets with local and regional firms providing the primary competition.  The principal methods of competition are advertising, range of services provided, name recognition, emergency-service availability, speed and quality of customer service, service guarantees, and pricing.

VITAS

Hospice care in the United States is competitive.  Plans of care for hospice services are not proprietary. As a result, VITAS competes and differentiates itself primarily on the basis of its ability to deliver quality, responsive services within the requirements of Medicare’s hospice conditions of participation.  VITAS is one of the nation’s largest providers of hospice services in an industry dominated primarily by small, non-profit, community-based hospices.  Approximately 30% of all hospices are not-for-profit.  Because the hospice care industry is highly fragmented, VITAS competes with a large number of organizations.

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

Corporate Integrity Agreement.   VITAS and certain of its subsidiaries entered into a Corporate Integrity Agreement (“CIA”) with the Office of the Inspector General (“OIG”) on October 30, 2017 in connection with the settlement of a False Claims Act Case.  The CIA formalizes various aspects of VITAS’ already existing Compliance Program and contains requirements designed to document ongoing compliance with federal healthcare program requirements. It has a term of five years during which it imposes monitoring, reporting, certification, oversight, screening and training obligations, certain of which have previously been implemented by VITAS.  It also requires VITAS to engage an Independent Review Organization to perform auditing and review functions and to prepare reports regarding compliance with federal healthcare programs.  In the event of breach of the CIA, VITAS could become liable for payment of stipulated penalties or could be excluded from participation in federal healthcare programs.

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

Overview of Government Payments – Medicare

Medicare Eligibility Criteria.  To receive Medicare payment for hospice services, the hospice medical director and, if the patient has one, the patient’s attending physician, must certify and describe in a brief narrative that the patient has a life expectancy of six months or less if the illness runs its normal course.  This determination is made based on the physician’s clinical judgment.  Due to the uncertainty of such prognoses, however, it is likely and expected that some percentage of hospice patients will not die within six months of entering a hospice program.  The Medicare program (among other third-party payers) recognizes that terminal illnesses often do not follow an entirely predictable course, and therefore the hospice benefit remains available to beneficiaries so long as the hospice physician or the patient’s attending physician continues to certify that the patient’s life expectancy remains six months or less and the patient or patient’s legal guardian, continues to maintain the hospice election.  Specifically, the Medicare hospice benefit provides for two initial 90-day benefit periods followed by an unlimited number of 60-day periods.  In order to qualify for hospice care, a Medicare beneficiary must elect hospice care and waive any right to other Medicare benefits related to his or her terminal illness.  A Medicare beneficiary may revoke his or her election of the Medicare hospice benefit at any time and resume receiving regular Medicare benefits.  The patient may elect the hospice benefit again at a later date so long as he or she remains eligible.    The Medicare program, however, has reaffirmed that Medicare hospice beneficiaries are not limited to six months of coverage and that there is no limit on how long a Medicare beneficiary can continue to receive hospice benefits and services, provided that the beneficiary continues to meet the eligibility criteria under the Medicare hospice program.

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

Routine Home Care.  The routine home care rate is paid for each day that a patient is in a hospice program and is not receiving one of the other categories of hospice care.  In 2016 the routine home care rate does not vary based upon the volume or intensity of services provided by the hospice program.  Effective January 1, 2016 the routine home care rate changed to reflect a two-tiered rate, with a higher rate for the first 60 days of a hospice patient’s care and a lower rate for days 61 and after.  In addition there is a Service Intensity Add-on payment which covers direct home care visits conducted by a registered nurse or social worker in the last seven days of a hospice patient’s life, reimbursed up to four hours per day in fifteen minute increments at the continuous care rate.

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

Medicare Payment for Physician Services.  Payment for direct patient care physician services delivered by hospice physicians is billed separately by the hospice to the Medicare Administrative Contractors and paid at the lesser of the actual charge or the Medicare allowable charge for these services.  This payment is in addition to the per diem rates VITAS receives for hospice care.  Payment for hospice physicians’ administrative and general supervisory activities is included in the daily rates discussed above.  Payments for attending physician professional services (other than services furnished by hospice physicians) are not paid to the hospice, but rather are paid directly to the attending physician by the Medicare Administrative Contractors.  For fiscal 2017, approximately 2% of VITAS’ net revenue was attributable to physician services.

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

Second, Medicare payments to a hospice are also subject to a separate cap based on overall average payments per admission.  Any payments exceeding this overall hospice cap must be refunded by the hospice.  This cap was set at $28,404.99 per admission for the twelve-month period ended on October 31, 2017, and is adjusted annually to account for inflation.  VITAS’ hospices may be subject to future payment reductions or recoupments as the result of this cap.

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

Overview of Government Payments – Medicaid

Medicaid Coverage and Reimbursements.  State Medicaid programs are another source of VITAS’ net patient revenue.  Medicaid is a state-administered program financed by state funds and federal funds to provide medical assistance to the indigent and certain other eligible persons.  For those states that elect to provide a hospice benefit, the Medicaid program is required to pay the hospice at rates at least equal to the rates provided under Medicare and calculated using the same methodology.  States maintain flexibility to establish their own hospice election procedures and to limit the number and duration of benefit periods for which they will pay for hospice services.  Reimbursement from state Medicaid programs in 2017 accounted for 5% of VITAS’ revenues.

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

Adjustments to Medicare and Medicaid Payment Rates.  Payment rates under the Medicare and Medicaid programs are adjusted annually for inflation based upon the Hospital Market Basket Index and the Consumer Price Index; however, the adjustments have historically been less than actual inflation.  These base rates are further modified by the Hospice Wage Index to reflect local differences in wages according to the revised wage index.  Effective April 1, 2013, the Federal government implemented a 2% reimbursement cut for all Medicare programs, including hospice.  It is possible that there will be further modifications to the rate structure under which the Medicare or Medicaid programs pay for hospice care services.  Any future reductions in the rate of increase or an actual decrease in Medicare and Medicaid payments may have an adverse impact on VITAS’ net patient service revenue and profitability.  On July 31, 2015, CMS published the final full year 2016 hospice wage index providing guidance to hospice providers regarding changes to hospice reimbursement for full year 2016.  Effective January 1, 2016 the routine home care rate changed to reflect a two-tiered rate, with a higher rate for the first 60 days of a hospice patient’s care, and a lower rate for days 61 and after.  In addition, the full year 2016 wage rule provides reimbursement of a Service Intensity Add-on payment.  This Service Intensity Add-on payment also went into effect on January 1, 2016, and applies to direct home care visits conducted by a registered nurse or social worker in the last seven days of a hospice patient’s life while on the routine home care level of care.

Managed Medicaid. In some states in which VITAS operates, the state legislatures have established managed Medicaid programs.  Managed Medicaid programs outsource the process of eligibility determination and payment by Medicaid to private insurance companies.  In some states, participants are required to choose a managed Medicaid provider.  VITAS negotiate participant eligibility and documentation requirements, as well as hospice pay rates with each managed Medicaid provider.  These requirements and pay rates may or may not align with the applicable Medicare hospice regulations and pay rates.

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

The Anti-Kickback Law contains several statutory exceptions to the broad prohibition.  In addition, Congress authorized the OIG to publish numerous “safe harbors” that exempt some practices from enforcement action under the Anti-Kickback Law and related laws.  These statutory exceptions and regulatory safe harbors protect various bona fide employment relationships, contracts for the rental of space or equipment, personal service arrangements, and management contracts, among other things, provided that certain conditions set forth in the statute or regulations are satisfied.  The safe harbor regulations, however, do not comprehensively describe all lawful relationships between healthcare providers and referral sources, and the failure of an arrangement to satisfy all of the requirements of a particular safe harbor does not mean that the arrangement is unlawful.  Failure to comply with the safe harbor provisions, however, may mean that the arrangement will be subject to scrutiny.

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

OIG Fraud Alerts, Advisory Opinions and Other Program Guidance.  The OIG identifies and seeks to eliminate fraud, abuse and waste in HHS programs.  The OIG conducts audits, investigations and inspections and issues public pronouncements identifying practices that may be subject to heightened scrutiny.  There have been a number of hospice related audits and reviews conducted.  These reviews and recommendations have included:

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

On October 30, 2017, the Company entered into a Settlement Agreement (the “Settlement Agreement”), to resolve the civil litigation brought by the United States Department of Justice (“DOJ”) on behalf of the OIG and the relators under a lawsuit concerning hospice operations of VITAS, filed in the U.S. District Court for the Western District of Missouri, United States v. VITAS Hospice Services, LLC, et al., No. 4:13-cv-00449-BCW (the “2013 Action”).  The court dismissed the 2013 Action on February 2, 2018.  The litigation involved patient eligibility for the Routine Home Care and Continuous Home Care levels of hospice services, provided by VITAS from July 24, 2002 through May 2, 2013.

Under the Settlement Agreement, the Company paid $75 million plus interest, plus certain attorney fees and expenses of qui tam relators.  The Company made these payments during the fourth quarter of 2017.

An Illinois qui tam action brought by one relator in the 2013 Action, Laura Spottiswood, has also been resolved upon VITAS’s agreement to pay $500,000 to the State of Illinois.  That case is captioned State of Illinois ex rel. Spottiswood v. Chemed Corporation, et al. No. 14 L 2786, filed in the Circuit Court of Cook County, IL (“Spottiswood Settlement”).  This resolution is subject to execution of a final agreement.

The Company previously recorded a $90 million loss reserve ($55.8 million after-tax) related to the Settlement Agreement, Spottiswood Settlement, and associated costs in the second quarter of 2017. As of December 31, 2017, an accrual of $1.1 million remains on the consolidated balance sheet relating to the amount due to the State of Illinois and unpaid legal and administrative fees.  During the fourth quarter of 2017, approximately $5.5 million ($3.4 million after-tax) recorded as part of the $90 million was reversed as relator attorney’s fees were less than originally estimated.

Under the Settlement Agreement, the United States agrees to release the Company, VITAS, and its hospice operation subsidiaries from any civil or administrative monetary liability relating to any patients’ disputed terminal medical prognosis of six months or less; a lack of medical necessity for billed Continuous Home Care, General Inpatient Care, or Respite Care levels of hospice care; or that the claims for those levels of hospice care were not eligible for payment for any other reason.  The OIG agrees, conditioned on the Company’s full payment and in consideration of VITAS’s obligations under the CIA, to release its permissive exclusion rights and refrain from instituting any administrative action seeking to exclude the Company, VITAS, and its affiliates from participating in Medicare, Medicaid, or other federal healthcare programs in this regard.

The Settlement Agreement and Spottiswood Settlement will also resolve allegations made against the Company by various qui tam relators, who will be required to dismiss their claims with prejudice.

The Settlement Agreement and Spottiswood Settlement both reflect the Company’s disagreement with the United States’ and State of Illinois’ claims and contain no admissions of facts or liability on the part of the Company or any of its subsidiaries.

The costs incurred related to U.S. v. Vitas and related regulatory matters, exclusive of the settlement were $5.2 million, $5.3 million and $5.0 million for 2017, 2016 and 2015 respectively.

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

VITAS and certain of its subsidiaries entered into a CIA with the OIG on October 30, 2017 in connection with the settlement of a False Claims Act Case.  The CIA formalizes various aspects of VITAS’ already existing Compliance Program and contains requirements designed to document compliance with federal healthcare program requirements. It has a term of five years during which it imposes monitoring, reporting, certification, oversight, screening and training obligations, certain of which have previously been implemented by VITAS.  It also requires VITAS to engage an Independent Review Organization to perform auditing and review functions and to prepare reports regarding compliance with federal healthcare programs.  In the event of breach of the CIA, VITAS could become liable for payment of stipulated penalties or could be excluded from participation in federal healthcare programs.

The Civil False Claims Act prohibits the known filing of a false claim or the known use of false statements to obtain payments.  Penalties for violations include fines ranging from $5,500 to $11,000, plus treble damages, for each claim filed.  Provisions in the Civil False Claims Act also permit individuals to bring actions against individuals or businesses in the name of the government as “qui tam” relators.  If a qui tam relator’s claim is successful, he or she is entitled to share the government’s recovery.

Both direct enforcement activity by the government and qui tam actions have increased significantly and have increased the risk that a healthcare company may have to defend a false claims action, pay fines or be excluded from the Medicare and/or Medicaid programs as a result of an investigation arising out of this type of an action.  Because of the complexity of the government regulations applicable to the healthcare industry, the Company cannot assure that VITAS will not be the subject of other actions under the False Claims Act.

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

Corporate Practice of Medicine and Fee Splitting.  Most states have laws that restrict or prohibit anyone other than a licensed physician, including business entities such as corporations, from employing physicians and/or prohibit payments or fee-splitting arrangements between physicians and corporations or unlicensed individuals.  Penalties for violations of corporate practice of medicine and fee-splitting laws vary from state to state, but may include civil or criminal penalties, the restructuring or termination of the business arrangements between the physician and unlicensed individual or business entity, or even the loss of the physician’s license to practice medicine.  These laws vary widely from state to state both in scope and origin (e.g. statute, regulation, Attorney General opinion,court ruling, agency policy) and in most instances have been subject to only limited interpretation by the courts or regulatory bodies.

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

Health Information Practices.  There currently are numerous legislative and regulatory initiatives at both the state and federal levels that address patient privacy concerns.  In particular, federal regulations issued under the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) and the Health Information Technology for Electronic and Clinical Health Act (“HITECH”) require VITAS to protect the privacy and security of patients’ individual health information.  HIPAA and HITECH do not automatically preempt applicable state laws and regulations concerning VITAS’ use, disclosure and maintenance of patient health information, which means that VITAS is subject to a complex regulatory scheme that, in many instances, requires VITAS to comply with both federal and state laws and regulations.  If we are found to have violated these laws, we could be subject to sanctions, fines, damages, and other civil and criminal penalties.

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

At December 31, 2017, the Company’s accrual for its estimated liability for potential environmental cleanup and related costs arising from the 1991 sale of DuBois Chemicals Inc. (“DuBois”) amounted to $1.7 million.  Of this balance, $901,000 is included in other liabilities and $826,000 is included in other current liabilities.  The Company is contingently liable for additional DuBois-related environmental cleanup and related costs up to a maximum of $14.9 million.  On the basis of a continuing evaluation of the Company’s potential liability, and in consultation with the Company’s environmental attorney, management believes that it is not probable this additional liability will be paid.  Accordingly, no provision for this contingent liability has been recorded.  Although it is not presently possible to reliably project the timing of payments related to the Company’s potential liability for environmental costs, management believes that any adjustments to its recorded liability will not materially adversely affect its financial position or results of operations.

The Company, to the best of its knowledge, is currently in compliance in all material respects with the environmental laws and regulations affecting its operations.  Such environmental laws, regulations and enforcement proceedings have not required the Company to make material increases in or modifications to its capital expenditures and they have not had a material adverse effect on sales or net income.  Capital expenditures for the purpose of complying with environmental laws and regulations during 2018 and 2019 with respect to continuing operations are not expected to be material in amount; there can be no assurance, however, that presently unforeseen legislative enforcement actions will not require additional expenditures.

Employees

On December 31, 2017, Chemed Corporation had a total of 14,813 employees.

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

Item 1A.  Risk Factors

You should carefully consider the risks described below, together with all of the information included in this Annual Report on Form 10-K, in evaluating us and our Capital Stock  They are not the only ones facing the Company.  Other risks and uncertainties not currently known to us or that we deem to be immaterial may also materially and adversely affect our business, financial condition, or results of operations.

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

We are involved in litigation incidental to the conduct of our business currently and from time to time.  The damages claimed against us in some of these cases can be substantial.  See the “Legal Proceedings” sections of this 10-K for discussion of particular matters. We cannot assure you that we will prevail in pending cases.  Regardless of the outcome, such litigation is costly to manage, investigate and defend, and the related defense costs, diversion of management’s time and related publicity may adversely affect the conduct of our business and the results of our operations.

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

We are regularly the target of attempted cyber and other security threats and must continuously monitor and develop our information technology networks and infrastructure to prevent, detect, address and mitigate the risk of unauthorized access, misuse, computer viruses and other events that could have a security impact.  Insider or employee cyber and security threats are increasingly a concern for all large companies, including ours.

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

Changes in these laws, rules and regulations or their interpretations could reduce VITAS’ net patient service revenue and profitability.  VITAS’ ability to comply with such regulations is a key factor in determining the success of its business.  See the “Government Regulations” section of this 10-K for a greater description of these matters.

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

If VITAS fails to comply with the terms of the CIA, it could be subject to substantial monetary penalties or suspension or exclusion from participation in the Medicare and Medicaid programs.

VITAS and certain of its subsidiaries entered into a CIA with the Office of the OIG on October 30, 2017 in connection with the settlement of a False Claims Act Case.  The CIA formalizes various aspects of VITAS’ already existing Compliance Program and contains requirements designed to document compliance with federal healthcare program requirements. It has a term of five years during which it imposes monitoring, reporting, certification, oversight, screening and training obligations, certain of which have previously been implemented by VITAS.  It also requires VITAS to engage an Independent Review Organization to perform auditing and review functions and to prepare reports regarding compliance with federal healthcare programs.  In the event of breach of the CIA, VITAS could become liable for payment of stipulated penalties or could be excluded from participation in federal healthcare programs.

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

Participants in the hospice industry are subject to lawsuits alleging negligence, product liability, wage and hour or other similar legal theories, many of which involve large claims and significant defense costs.  We are also subject to the risk of lawsuits under the False Claims Act and comparable state laws for allegedly submitting fraudulent bills for services to the Medicare and Medicaid programs and other federal and state healthcare programs.  These lawsuits, which may be initiated by “whistleblowers” can involve significant monetary damages, fines, attorneys’ fees and the award of bounties to private qui tam plaintiffs. From time to time, VITAS is subject to such and other types of lawsuits.  See the description below under Legal Proceedings.  The ultimate liability for claims, if any, could have a material adverse effect on its financial condition or operating results.  Although VITAS currently maintains liability insurance intended to cover the claims, we cannot assure you that the coverage limits of such insurance policies will be adequate or that all such claims will be covered by the insurance.  In addition, VITAS’ insurance policies must be renewed annually and may be subject to cancellation during the policy period.  While VITAS has been able to obtain liability insurance in the past, such insurance varies in cost, and may not be available in the future on terms acceptable to VITAS, if at all.

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

We are regularly the target of attempted cyber and other security threats and must continuously monitor and develop our information technology networks and infrastructure to prevent, detect, address and mitigate the risk of unauthorized access, misuse, computer viruses and other events that could have a security impact.  Insider or employee cyber and security threats are increasingly a concern for all large companies, including ours.

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

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

The Company’s corporate offices and the headquarters for Roto-Rooter are located in Cincinnati, Ohio.  Roto-Rooter has manufacturing and distribution center facilities in West Des Moines, Iowa and has 124 leased and owned office and service facilities in 27 states.  VITAS, headquartered in Miami, operates 44 programs from 154 leased and owned facilities and 28 inpatient units in 19 states and the District of Columbia.

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

However, on June 13, 2016, counsel for Chemed shareholder Michael Kvint filed a letter with the Court requesting a two-week extension to file a motion to substitute Mr. Kvint as lead plaintiff, in place of Lead Plaintiff KBC and to file an amended Complaint.  Alternatively, counsel for Mr. Kvint requested that any dismissal of the action be with prejudice to KBC only.  On June 14, 2016, Chemed filed a reply letter with the Court, reserving its rights to oppose any motion filed by Mr. Kvint and, if warranted, to oppose any other actions taken by Mr. Kvint to proceed with the action (including by filing an untimely amended Complaint).  On June 21, 2016, the Court entered an Oral Order providing Mr. Kvint until June 30, 2016 to file a Motion to Substitute and Motion for Leave to File an Amended Complaint.  On that date, Mr. Kvint filed, under seal, a Motion to Substitute Plaintiff and File Amended Complaint, and attached a Proposed Amended Complaint.  Mr. Kvint’s motion was fully briefed by the parties.  On April 25, 2017, Magistrate Judge Burke issued a Report and Recommendation recommending that the Court permit Mr. Kvint to intervene as Lead Plaintiff and grant leave to amend the complaint to replead the duty of loyalty claim only.  On May 16, 2017, Chief Judge Stark signed an Order adopting that Report and Recommendation.  Plaintiff Kvint filed a Corrected Amended Complaint on May 30, 2017.  On September 13, 2017, the Court entered an order dismissing with prejudice the claims against defendants Timothy S. O’Toole and Joel F. Gemunder and permitting Defendants to file a Motion to Dismiss the Corrected Amended Complaint on or before September 29, 2017, with Plaintiff’s Answering Brief to be filed on or before December 1, 2017, and Defendants’ Reply Brief to be filed on or before December 29, 2017.  The matter has been fully briefed.  As the Company has previously disclosed, the legal fees and costs associated with defending against this lawsuit are presently being paid by insurance.  For additional procedural history of this litigation, please refer to our prior quarterly and annual filings.

On October 30, 2017, the Company entered into the Settlement Agreement, to resolve the civil litigation brought by the DOJ on behalf of the OIG and the relators under the 2013 Action.  The court dismissed the 2013 Action on February 2, 2018.  The litigation involved patient eligibility for the Routine Home Care and Continuous Home Care levels of hospice services, provided by VITAS from July 24, 2002 through May 2, 2013.

VITAS and certain of its subsidiaries entered into a CIA with the OIG on October 30, 2017 in connection with the settlement of a False Claims Act Case.  The CIA formalizes various aspects of VITAS’ already existing Compliance Program and contains requirements designed to document compliance with federal healthcare program requirements. It has a term of five years during which it imposes monitoring, reporting, certification, oversight, screening and training obligations, certain of which have previously been implemented by VITAS.  It also requires VITAS to engage an Independent Review Organization to perform auditing and review functions and to prepare reports regarding compliance with federal healthcare programs.  In the event of breach of the CIA, VITAS could become liable for payment of stipulated penalties or could be excluded from participation in federal healthcare programs.

Under the Settlement Agreement, the Company paid $75 million plus interest, plus certain attorney fees and expenses of qui tam relators.  The Company made these payments during the fourth quarter of 2017.

The Spottiswood Settlement, has also been resolved upon VITAS’s agreement to pay $500,000 to the State of Illinois.    This resolution is subject to execution of a final agreement.

The Company previously recorded a $90 million loss reserve ($55.8 million after-tax) related to the Settlement Agreement, Spottiswood Settlement, and associated costs in the second quarter of 2017. As of December 31, 2017, an accrual of $1.1 million remains on the consolidated balance sheet relating to the amount due to the State of Illinois and unpaid legal and administrative fees.  During the fourth quarter of 2017, approximately $5.5 million ($3.4 million after-tax) recorded as part of the $90 million was reversed as relator attorney’s fees were less than originally estimated.

Under the Settlement Agreement, the United States agrees to release the Company, VITAS, and its hospice operation subsidiaries from any civil or administrative monetary liability relating to any patients’ disputed terminal medical prognosis of six months or less; a lack of medical necessity for billed Continuous Home Care, General Inpatient Care, or Respite Care levels of hospice care; or that the claims for those levels of hospice care were not eligible for payment for any other reason.  The OIG agrees, conditioned on the Company’s full payment and in consideration of VITAS’s obligations under the CIA, to release its permissive exclusion rights and refrain from instituting any administrative action seeking to exclude the Company, VITAS, and its affiliates from participating in Medicare, Medicaid, or other federal healthcare programs in this regard.

The Settlement Agreement and Spottiswood Settlement will also resolve allegations made against the Company by various qui tam relators, who will be required to dismiss their claims with prejudice.

The Settlement Agreement and Spottiswood Settlement both reflect the Company’s disagreement with the United States’ and State of Illinois’ claims and contain no admissions of facts or liability on the part of the Company or any of its subsidiaries.

The costs incurred related to U.S. v. Vitas and related regulatory matters, exclusive of the settlement, were $5.2 million, $5.3 million and $5.0 million for 2017, 2016, and 2015 respectively.

Jordan Seper (“Seper”), a Registered Nurse at VITAS’ Inland Empire program from May 12, 2014 to March 21, 2015, filed a lawsuit in San Francisco Superior Court on September 26, 2016.  She alleged VITAS Healthcare Corp of CA (“VITAS CA”) (1) failed to provide minimum wage for all hours worked; (2) failed to provide overtime for all hours worked; (3) failed to provide a second meal period; (4) failed to provide rest breaks; (5) failed to indemnify for necessary expenditures; (6) failed to timely pay wages due at time of separation; and (7) engaged in unfair business practices.  Seper seeks a state-wide class action of current and former non-exempt employees employed with VITAS in California within the four years preceding the filing of the lawsuit.  She seeks court determination that this action may be maintained as a class action for the entire California class and subclasses, designation as class representative, declaratory relief, injunctive relief, damages (including wages for regular or overtime hours allegedly worked but not paid, premium payments for missed meal or rest periods, and unreimbursed expenses), all applicable penalties associated with each claim, pre and post-judgment interest, and attorneys’ fees and costs.  Seper served VITAS CA with the lawsuit, Jordan A. Seper on behalf of herself and others similarly situated v. VITAS Healthcare Corporation of California, a Delaware corporation; VITAS Healthcare Corp of CA, a business entity unknown; and DOES 1 to 100, inclusive; Los Angeles Superior Court Case Number BC 642857 on October 13, 2016 (“Jordan Seper case”).

On November 14, 2016, the Parties filed a Stipulation to transfer the venue of the lawsuit from San Francisco to Los Angeles.  The Los Angeles Superior Court Complex Division accepted transfer of the case on December 6, 2016 and stayed the case.  On December 16, 2016, VITAS CA filed its Answer and served written discovery on Seper.

Jiwann Chhina (“Chhina”), hired by VITAS as a Home Health Aide on February 5, 2002, is currently a Licensed Vocational Nurse for VITAS’ San Diego program.  On September 27, 2016, Chhina filed a lawsuit in San Diego Superior Court, alleging (1) failure to pay minimum wage for all hours worked; (2) failure to provide overtime for all hours worked; (3) failure to pay wages for all hours at the regular rate; (4) failure to provide meal periods; (5) failure to provide rest breaks; (6) failure to provide complete and accurate wage statements; (7) failure to pay for all reimbursement expenses; (8) unfair business practices; and (9) violation of the California Private Attorneys General Act.  Chhina seeks to pursue these claims in the form of a state-wide class action of current and former non-exempt employees employed with VITAS in California within the four years preceding the filing of the lawsuit.  He seeks court determination that this action may be maintained as a class action for the entire California class and subclasses, designation as class representative, declaratory relief, injunctive relief, damages (including wages for regular or overtime hours allegedly worked but not paid, premium payments for missed meal or rest period, and unreimbursed expenses), all applicable penalties associated with each claim, pre-judgment interest, and attorneys’ fees and costs.  Chhina served VITAS CA with the lawsuit, Jiwan Chhina v. VITAS Health Services of California, Inc., a California corporation; VITAS Healthcare Corporation of California, a Delaware corporation; VITAS Healthcare Corporation of California, a Delaware corporation dba VITAS Healthcare Inc.; and DOES 1 to 100, inclusive; San Diego Superior Court Case Number 37-2015-00033978-CU-OE-CTL on November 3, 2016 (“Jiwann Chhina case”).  On December 1, 2016, VITAS CA filed its Answer and served written discovery on Chhina.

On May 19, 2017, Chere Phillips (a Home Health Aide in Sacramento) and Lady Moore (a former Social Worker in Sacramento) filed a lawsuit against VITAS CA in Sacramento County Superior Court, alleging claims for (1) failure to pay all wages due; (2) failure to authorize and permit rest periods; (3) failure to provide off-duty meal periods; (4) failure to furnish accurate wage statements; (5) unreimbursed business expenses; (6) waiting time penalties; (7) violations of unfair competition law; and (8) violation of the Private Attorneys General Act.  The case is captioned: Chere Phillips and Lady Moore v. VITAS Healthcare Corporation of California, Sacramento County Superior Court, Case No. 34-2017-0021-2755.  Plaintiffs sought to pursue these claims in the form of a state-wide class action of current and former non-exempt employees employed with VITAS CA in California within the four years preceding the filing of the lawsuit.  Plaintiffs served VITAS with the lawsuit on June 5, 2017.  VITAS CA timely answered the Complaint generally denying the Plaintiffs’ allegations.  The Court has stayed all class discovery in this case pending resolution of mediation in the Jordan Seper and Jiwann Chhina cases.

There are currently three other lawsuits against VITAS pending in the superior courts of other California counties that contain claims and class periods that substantially overlap with Phillips’ and Moore’s claims: the Jordan Seper and Jiwann Chhina cases, and Williams v. VITAS Healthcare Corporation of California, filed on May 22, 2017 in Alameda County Superior Court, RG 17853886.

Jazzina Williams’ (a Home Health Aide in Sacramento) lawsuit alleges claims for (1) failure to pay all wages due; (2) failure to authorize and permit rest periods; (3) failure to provide off-duty meal periods; (4) failure to furnish accurate wage statements; (5) unreimbursed business expenses; (6) waiting time penalties; and (7) violations of the Private Attorneys General Act.  Williams seeks to pursue these claims in the form of a state-wide class action of current and former non-exempt employees.  Plaintiff served VITAS with the lawsuit on May 31, 2017.  VITAS CA timely answered the Complaint generally denying Plaintiff’s allegations.  Williams is pursing discovery of her individual claim and has agreed to a stay of class discovery pending mediation in the Jordan Seper and Jiwann Chhina cases.  This stay will be reviewed at a case management conference on February 27, 2018.  Defendant filed and served each of Plaintiffs Williams, Phillips, and Moore with a Notice of Related Cases on July 19, 2017.

Defendant understands that the Jordan Seper and Jiwann Chhina cases will be effectively consolidated in Los Angeles County Superior court; Chhina will be dismissed as a separate action and joined with Seper through the filing of an amended complaint in Seper in which Chhina is also identified as a named plaintiff.

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

Item 4.  Mine Safety Disclosures

None

Executive Officers of the Company

Name	Age	Office	First Elected
Kevin J. McNamara	64	President and Chief Executive Officer	August 2, 1994 (1)
Dave Williams	57	Executive Vice President and Chief Financial Officer	March 5, 2004 (2)
Spencer S. Lee	62	Executive Vice President	May 15, 2000 (3)
Nicholas M. Westfall	39	Executive Vice President	June 16, 2016 (4)
Naomi C. Dallob	64	Vice President and Chief Legal Officer	May 4, 1987 (5)

(1)
Mr. K.J. McNamara is President and Chief Executive Officer of the Company and has held these positions since August 1994 and May 2001, respectively.  Previously, he served as an Executive Vice President, Secretary and General Counsel of the Company, since November 1993, August 1986 and August 1986, respectively.  He previously held the position of Vice President of the Company, from August 1986 to May 1992.

(2)
Mr. D.P. Williams is an Executive Vice President and the Chief Financial Officer of the company and has held these positions since August 2007 and March 2004, respectively.  Mr. Williams is also Senior Vice President and Chief Financial Officer of Roto-Rooter Group, Inc., and has held these positions since January 1999.

(3)
Mr. S.S. Lee is an Executive Vice President of the Company and has held this position since May 2000.  Mr. Lee is also Chairman and Chief Executive Officer of Roto-Rooter Services Company, a wholly owned subsidiary of the Company, and has held this position since January 1999.  Previously, he served as a Senior Vice President of Roto-Rooter Services Company from May 1997 to January 1999.

(4)
Mr. N.M. Westfall is an Executive Vice President of the Company and has held this position since June 2016.  He is also Chief Executive Officer of VITAS, a wholly owned subsidiary of the Company, and has held this position since June 2016.  Previously, from May 2015 to June 2016, he also served as Chief Operating Officer of VITAS.  Previously, he served as Senior Vice President of VITAS from April 2012 to April of 2015.  Prior to that he served as Director of Information Technology and Operations for Chemed from May 2009 to April 2012.

(5)
Ms. N.C. Dallob is a Vice President and the Secretary and Chief Legal Officer of the Company.  She has held these positions since May 1987, May 1995, and May 2009, respectively.  From May 1986 to May 1995 she held the position of Assistant Secretary of the Company.

Each executive officer holds office until the annual election at the next annual organizational meeting of the Board of Directors of the Company which is scheduled to be held on May 21, 2018.

PART II

Item 5.  Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company’s Capital Stock (par value $1 per share) is traded on the New York Stock Exchange under the symbol CHE.  The range of the high and low sale prices on the New York Stock Exchange and dividends paid per share for each quarter of 2016 and 2017 are set forth below.

	Closing		Dividends Paid
	High	Low	Per Share
2016

First Quarter	$148.71	126.48	$0.24
Second Quarter	140.09	126.08	0.24
Third Quarter	150.01	131.20	0.26
Fourth Quarter	161.01	133.29	0.26

2017

First Quarter	$186.79	162.11	$0.26
Second Quarter	211.35	181.60	0.26
Third Quarter	206.31	187.48	0.28
Fourth Quarter	247.53	199.69	0.28

Future dividends are dependent upon the Company’s earnings and financial condition, compliance with certain debt covenants and other factors not presently determinable.

As of February 15, 2018, there were approximately 1,693 stockholders of record of the Company’s Capital Stock.  This number only includes stockholders of record and does not include stockholders with shares beneficially held in nominee name or within clearinghouse positions of brokers, banks or other institutions.

During 2017, the number of shares of Capital Stock repurchased by the Company, the weighted average price paid for each share, the cumulative shares repurchased under each program and the dollar amounts remaining under each program were as follows:

Company Purchase of Shares of Capital Stock

	Total Number	Weighted Average	Cumulative Shares	Dollar Amount
	of Shares	Price Paid Per	Repurchased Under	Remaining Under
	Repurchased	Share	the Program	The Program

February 2011 Program
January 1 through January 31, 2017	-	$-	7,315,718	$50,173,009
February 1 through February 28, 2017	104,358	178.39	7,420,076	31,556,555
March 1 through March 31, 2017	195,642	182.20	7,615,718	$95,910,768

First Quarter Total	300,000	$180.87

April 1 through April 30, 2017	-	$-	7,615,718	$95,910,768
May 1 through May 31, 2017	150,000	205.34	7,765,718	65,109,586
June 1 through June 30, 2017	-	-	7,765,718	$65,109,586

Second Quarter Total	150,000	$205.34

July 1 through July 31, 2017	-	$-	7,765,718	$65,109,586
August 1 through August 31, 2017	47,726	191.53	7,813,444	55,968,634
September 1 through September 30, 2017	2,274	191.42	7,815,718	$55,533,344

Third Quarter Total	50,000	$191.52

October 1 through October 31, 2017	-	$-	7,815,718	$55,533,344
November 1 through November 30, 2017	-	-	7,815,718	55,533,344
December 1 through December 31, 2017	-	-	7,815,718	$55,533,344

Fourth Quarter Total	-	$-

On March 10, 2017, our Board of Directors authorized an additional $100 million under February 2011 Repurchase Program.

As of December 31, 2017, the number of stock options and performance share units outstanding under the Company’s equity compensation plans, the weighted average exercise price of outstanding options, and the number of securities remaining available for issuance were as follows:

EQUITY COMPENSATION PLAN INFORMATION

	Number of securities to be issued upon exercise of outstanding warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column)
Plan Category

Equity compensation plans approved by stockholders (1)	1,753,042	$137.21	572,722

(1)	Amount includes 54,584 shares allocated to certain employees which vest upon attainment of specified earnings per share targets and specified total shareholder return targets.

Comparative Stock Performance

The graph below compares the yearly percentage change in the Company’s cumulative total stockholder return on Capital Stock (as measured by dividing (i) the sum of (A) the cumulative amount of dividends for the period December 31, 2012, to December 31, 2017, assuming dividend reinvestment, and (B) the difference between the Company’s share price at December 31, 2012 and December 31, 2017; by (ii) the share price at December 31, 2012) with the cumulative total return, assuming reinvestment of dividends, of the (1) S&P 500 Stock Index and (2) Dow Jones Industrial Diversified Index.

Chemed Corporation Cumulative Total Return for Five-Year Period Ending December 31, 2017 (In Dollars) 400.00 350.00 300.00 250.00 200.00 150.00 100.00 520.00 0.00 2012 2013 2014 2015 2016 2017 Chemed Corporation S&P 500 Index Total Returns Dow Jones Diversified Industrial Index

December 31	2012	2013	2014	2015	2016	2017
Chemed Corporation	100.00	112.87	157.04	224.17	241.82	368.35
S&P 500	100.00	132.39	150.51	152.59	170.84	208.14
Dow Jones Diversified Industrials	100.00	142.13	143.62	162.07	179.82	167.97

Item 6.  Selected Financial Data

The information called for by this Item for the five years ended December 31, 2017 is set forth on page 78 of the 2017 Annual Report to Stockholders and is incorporated herein by reference.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information called for by this Item is set forth on pages 82 through 99 of the 2017 Annual Report to Stockholders and is incorporated herein by reference.

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

The market value of the Company’s long-term debt at December 31, 2017 is approximately $101.2 million which equals the carrying value as all outstanding debt is at a variable interest rate.

Item 8.  Financial Statements and Supplementary Data

The consolidated financial statements, together with the report thereon of PricewaterhouseCoopers LLP dated February 26, 2018, appearing on pages 44 through 75 of the 2017 Annual Report to Stockholders, along with the Supplementary Data (Unaudited Summary of Quarterly Results) appearing on pages 76-77, are incorporated herein by reference.

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

Management’s Report on Internal Control Over Financial Reporting

Refer to Management’s Report on Internal Control over Financial Reporting and Report of Independent Registered Public Accounting Firm on pages 44 through 46 of the Company’s 2017 Annual Report to Stockholders, which are incorporated herein by reference.

Changes in Internal Control Over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act during the Company’s fiscal quarter ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The directors of the Company are:

Kevin J. McNamara
Joel F. Gemunder
Patrick P. Grace
Thomas C. Hutton
Walter L. Krebs
Andrea R. Lindell
Thomas P. Rice
Donald E. Saunders
George J. Walsh III
Frank E. Wood

The additional information required under this Item is set forth in the Company’s 2018 Proxy Statement and in Part I hereof under the caption “Executive Officers of the Registrant” and is incorporated herein by reference.

The Company has adopted a Code of Ethics that applies to the Company’s principal executive officer, principal financial officer, principal accounting officer, directors and employees.  A copy of this Code of Ethics is incorporated with this report as Exhibit 14 and it is also posted on the Company’s Web site, www.chemed.com.

Item 11. Executive Compensation

Information required under this Item is set forth in the Company’s 2018 Proxy Statement, which is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required under this Item is set forth in the Company’s 2018 Proxy Statement, which is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions and Director Independence.

Information required under this Item is set forth in the Company’s 2018 Proxy Statement, which is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

Audit Fees

PricewaterhouseCoopers LLP charged the Company $2,052,000 for 2016 and $2,085,000 for 2017.  These fees were for professional services rendered for the integrated audit of the Company’s annual financial statements and of its internal control over financial reporting, review of the financial statements included in the Company’s Forms 10-Q and review of documents filed with the SEC.

Audit-Related Fees

PricewaterhouseCoopers LLP charged the Company $136,000 and $137,000 for 2016 and 2017, respectively, for audit-related services.  These services were related primarily to the audit of one of VITAS’ Florida subsidiaries.

Tax Fees

No such services were rendered in 2016 or 2017.

All Other Fees

No such other services were rendered in 2016 or 2017.

The Audit Committee has adopted a policy which requires the Committee’s pre-approval of audit and non-audit services performed by the independent auditor to assure that the provision of such services does not impair the auditor’s independence.  The Audit Committee pre-approved all of the audit and non-audit services rendered by PricewaterhouseCoopers LLP as listed above.

PART IV

Item 15	Exhibits and Financial Statement Schedule
Exhibits
3.1	Certificate of Incorporation of Chemed Corporation.*

3.2	Certificate of Amendment to Certificate of Incorporation.*

3.3	By-Laws of Chemed Corporation, as amended February 17, 2017

10.1	2006 Stock Incentive Plan, as amended August 11, 2006.*,**

10.2	2010 Stock Incentive Plan.*,**

10.3	2015 Stock Incentive Plan**

10.4	Employment Agreement with David P. Williams dated December 1, 2006.*,**

10.5	First Amendment to Employment Agreement with David P. Williams dated July 9, 2009.*,**

10.6	Employment Agreement with Timothy S. O’Toole dated May 6, 2007.*,**

10.7	First Amendment to Employment Agreement with Timothy S. O’Toole dated July 9, 2009.*,**

10.8	Consulting Agreement with Timothy S. O'Toole dated June 16, 2016.

10.9	Employment Agreement with Kevin J. McNamara dated May 3, 2008.*,**

10.10	First Amendment to Employment Agreement with Kevin J. McNamara dated July 9, 2009.*,**

10.11	Excess Benefits Plan, as restated and amended, effective June 1, 2001.*,**

10.12	Amendment No. 1 to Excess Benefits Plan, effective July 1, 2001.*,**

10.13	Amendment No. 2 to Excess Benefits Plan, effective November 7, 2003.*,**

10.14	Non-Employee Directors’ Deferred Compensation Plan.*,**

10.15	Chemed/Roto-Rooter Savings & Retirement Plan, effective January 1, 1999.*,**

10.16	First Amendment to Chemed/Roto-Rooter Savings & Retirement Plan, effective September 6, 2000.*,**

10.17	Second Amendment to Chemed/Roto-Rooter Savings & Retirement Plan, effective January 1, 2001.*,**

10.18	Third Amendment to Chemed/Roto-Rooter Savings & Retirement Plan, effective December 12, 2001.*,**

10.19	Directors Emeriti Plan.*,**

10.20	Chemed Corporation Change in Control Severance Plan, as amended July 9, 2009.*,**

10.21	Chemed Corporation Senior Executive Severance Policy, as amended July 9, 2009.*,**

10.22	Roto-Rooter Deferred Compensation Plan No. 1, as amended January 1, 1998.*,**

10.23	Roto-Rooter Deferred Compensation Plan No. 2.*,**

10.24	Form of Performance-Based Restricted Stock Units Award*,**

10.25	Form of Restricted Stock Award.*,**

10.26	Form of Stock Option Grant, pre-2013.*,**

10.27	Form of Stock Option Grant, 2013.*,**

10.28	Form of Stock Option Grant, 2015. *,**

10.29	Third Amended and Restated Credit Agreement by and among Chemed Corporation, JP Morgan Chase Bank NA, and other lenders as of June 30, 2014, exhibits and schedules thereto.*

10.30
Settlement Agreement, effective October 30, 2017 by and among the United States of America, acting through the United States Department of Justice and on behalf of the Office of the Inspector General of the Department of Health and Human Services, VITAS Hospice Services, L.L.C., VITAS Healthcare Corporation, VITAS Healthcare Corporation of California, VITAS Healthcare Corporation of Illinois, VITAS Healthcare Corporation of Florida, Vitas Healthcare Corporation of Ohio, VITAS Healthcare Corporation of Atlantic, VITAS Healthcare of Texas, L.P., VITAS Healthcare Corporation Midwest, VITAS Healthcare Corporation of Georgia, Chemed Corporation, and the various Relators named therein.

10.31
Corporate Integrity Agreement, effective October 30, 2017  between the Office of Inspector General of the Department of Health and Human Services and VITAS Hospice Services, L.L.C., VITAS Healthcare Corporation, VITAS Healthcare Corporation of California, VITAS Healthcare Corporation of Illinois, VITAS Healthcare Corporation of Florida, VITAS Healthcare Corporation of Ohio, VITAS Healthcare Corporation of Atlantic, VITAS Healthcare of Texas, L.P., VITAS Healthcare Corporation Midwest and VITAS Healthcare Corporation of Georgia.

12	Computation of Ratio of Earnings to Fixed Charges.

13	2017 Annual Report to Stockholders.

14	Policies on Business Ethics of Chemed Corporation

21	Subsidiaries of Chemed Corporation.

23	Consent of Independent Registered Public Accounting Firm.

24	Powers of Attorney.

31.1	Certification by Kevin J. McNamara pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act of 1934.

31.2	Certification by David P. Williams pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act of 1934.

31.3	Certification by Michael D. Witzeman pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act of 1934.

32.1	Certification by Kevin J. McNamara pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by David P. Williams pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.3	Certification by Michael D. Witzeman pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS		XBRL Instance Document*

101.SCH		XBRL Extension Schema*

101.CAL		XBRL Taxonomy Extension Calculation Linkbase*

101.DEF		XBRL Taxonomy Extension Definition Linkbase*

101.LAB		XBRL Taxonomy Extension Label Linkbase*

101.PRE		XBRL Taxonomy Extension Presentation Linkbase*
	*	This exhibit is being filed by means of incorporation by reference (see Index to Exhibits on page E-1). Each other exhibit is being filed with this Annual Report on Form 10-K.
	**	Management contract or compensatory plan or arrangement.
Financial Statement Schedule
See Index to Financial Statements and Financial Statement Schedule on page S-1.

Item 16. Form 10-K Summary

             Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

February 26, 2018	CHEMED CORPORATION
By /s/ Kevin J. McNamara
Kevin J. McNamara
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.
3
Signature	Title		Date
/s/ Kevin J. McNamara Kevin J. McNamara	President and Chief Executive Officer and a Director (Principal Executive Officer)
/s/ David P. Williams David P. Williams	Executive Vice President and Chief Financial Officer (Principal Financial Officer)
/s/ Michael D. Witzeman Michael D. Witzeman	Vice President and Controller (Principal Accounting Officer)		February 26, 2018
Joel F. Gemunder* Patrick P. Grace* Thomas C. Hutton* Walter L. Krebs* Andrea R. Lindell*	Thomas P. Rice* Donald E. Saunders* George J Walsh III* Frank E. Wood*	- -Directors

*          Naomi C. Dallob by signing her name hereto signs this document on behalf of each of the persons indicated      above pursuant to powers of attorney duly executed by such persons and filed with the Securities and Exchange Commission.

February 26, 2018	/s/ Naomi C. Dallob
Date	Naomi C. Dallob (Attorney-in-Fact)

CHEMED CORPORATION AND SUBSIDIARY COMPANIES

INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE
2015, 2016 AND 2017

Page(s)
Chemed Corporation Consolidated Financial
   Statements and Financial Statement Schedule

Report of Independent Registered Public Accounting Firm
Consolidated Statements of Income
Consolidated Balance Sheets
Consolidated Statements of Cash Flows
Consolidated Statements of Changes in Stockholders’ Equity
Notes to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm on
Financial Statement Schedule
Schedule II ~~–~~ Valuation and Qualifying Accounts
45* 47* 48* 49* 50* 51-75* S-2 S-3

*            Indicates page numbers in Chemed Corporation 2017 Annual Report to Stockholders

The consolidated financial statements of Chemed Corporation listed above, appearing in the 2017 Annual Report to Stockholders, are incorporated herein by reference.  The Financial Statement Schedule should be read in conjunction with the consolidated financial statements listed above.  Schedules not included have been omitted because they are not applicable or the required information is shown in the financial statements or notes thereto as listed above.

Report of Independent Registered Public Accounting
Firm on Financial Statement Schedule

To the Board of Directors and Stockholders of Chemed Corporation

Our audits of the consolidated financial statements referred to in our report dated February 26, 2018 appearing in the 2017 Annual Report to Stockholders of Chemed Corporation (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the schedule of the valuation and qualifying accounts for each of the three years in the period ended December 31, 2017 appearing under Schedule II of this Form 10-K.  In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PricewaterhouseCoopers LLP
Cincinnati, Ohio
February 26, 2018

					SCHEDULE II

CHEMED CORPORATION AND SUBSIDIARY COMPANIES
VALUATION AND QUALIFYING ACCOUNTS
(IN THOUSANDS)
DR/(CR)

		ADDITIONS
		(CHARGED)
		CREDITED	(CHARGED)
	BALANCE AT	TO COSTS	CREDITED		BALANCE
	BEGINNING	AND	TO OTHER	DEDUCTIONS	AT END
DESCRIPTION	OF PERIOD	EXPENSES	ACCOUNTS	(a)	OF PERIOD
Allowances for doubtful
accounts (b)

For the year 2017	$(14,236)	$(17,376)	$(1,360)	$17,797	$(15,175)

For the year 2016	$(13,244)	$(16,420)	$(1,518)	$16,946	$(14,236)

For the year 2015	$(14,728)	$(14,435)	$(1,169)	$17,088	$(13,244)

(a) With respect to allowances for doubtful accounts, deductions include accounts considered uncollectible or written off, payments, companies divested, etc.

(b) Classified in consolidated balance sheets as a reduction of accounts receivable.

INDEX TO EXHIBITS

			Page Number
			or
			Incorporation by Reference
Exhibit
Number		File No. and	Previous
		Filing Date	Exhibit No.

3.1	Certificate of Incorporation of	Form S-3	4.1
	Chemed Corporation	Reg. No. 33-44177 11/26/91

3.2	Certificate of Amendment to	Form 8-K	3.1
	Certificate of Incorporation	5/16/06

3.3	By-Laws of Chemed Corporation	Form 8-K
	as amended February 17, 2017	2/17/17

10.1	2006 Stock Incentive Plan,	Form 10-Q	10.1
	as amended August 11, 2006	8/14/06, **

10.2	2010 Stock Incentive Plan	Form 8-K 5/18/10, **	99.1

10.3	2015 Stock Incentive Plan	Form S-8 7/15/15, **	4.5

10.4	Employment Agreement with David	Form 8-K	10.01
	P. Williams dated December 1, 2006.	12/1/06, **

10.5	First Amendment to Employment	Form 10-Q	10.2
	Agreement with David P. Williams dated July 9, 2009.	10/30/09, **

10.6	Employment Agreement with	Form 8-K	10.02
	Timothy S. O’Toole dated May 6, 2007.	5/7/07, **

10.7	First Amendment to Employment	Form 10-Q	10.3
	Agreement with Timothy S. O’Toole dated July 9, 2009.	10/30/09, **

10.8	Consulting Agreement with	Form 8-K	10.1
	Timothy S. O’Toole dated June 16, 2016.	6/8/16, **

10.9	Employment Agreement with	Form 8-K	10.01
	Kevin J. McNamara dated May 3, 2008.	5/6/08,**

10.10	First Amendment to Employment	Form 10-Q	10.1
	Agreement with Kevin J. McNamara dated July 9, 2009.	10/30/09, **

10.11	Excess Benefits Plan, as restated	Form 10-K	10.24
	and amended, effective June 1, 2001	3/12/04, **

10.12	Amendment No. 1 to Excess Benefits	Form 10-K	10.25
	Plan, effective July 1, 2002	3/12/04, **

10.13	Amendment No. 2 to Excess Benefits	Form 10-K	10.26
	Plan, effective November 7, 2003	3/12/04, **

10.14	Non-Employee Directors' Deferred	Form 10-K	10.10
	Compensation Plan	3/24/88, **

10.15	Chemed/Roto-Rooter Savings &	Form 10-K	10.25
	Retirement Plan, effective January 1, 1999	3/25/99, **

10.16	First Amendment to Chemed/	Form 10-K	10.22
	Roto-Rooter Savings & Retirement Plan effective September 6, 2000	3/28/02, **

10.17	Second Amendment to Chemed/	Form 10-K	10.23
	Roto-Rooter Savings & Retirement Plan effective January 1, 2001	3/28/02, **

10.18	Third Amendment to Chemed/ Roto-Rooter Savings & Retirement Plan effective December 12, 2001	Form 10-K 3/28/02, **	10.24

10.19	Directors Emeriti Plan	Form 10-Q 5/12/88, **	10.11

10.20	Change in Control Severance Plan as amended July 9, 2009.	Form 10-Q 10/30/09, **	10.5

10.21	Senior Executive Severance Policy as amended July 9, 2009.	Form 10-Q 10/30/09, **	10.4

10.22	Roto-Rooter Deferred Compensation Plan No. 1, as amended January 1, 1998	Form 10-K 3/28/01, **	10.37

10.23	Roto-Rooter Deferred Compensation Plan No. 2	Form 10-K 3/28/01, **	10.38

10.24	Form of Performance Based Restricted Stock Unit Award	Form 10-K 2/27/14, **	10.32

10.25	Form of Restricted Stock Award	Form 10-K 3/28/05, **	10.50

10.26	Form of Stock Option Grant Pre-2013	Form 10-K 3/28/05, **	10.51

10.27	Form of Stock Option Grant – 2013	Form 10-K 2/27/14, **	10.35

10.28	Form of Stock Option Grant – 2015	Form 10-K 2/26/16,**	10.30

10.29	Third Amended and Restated Credit	Form 8-K	10.1
	Agreement by and among Chemed Corporation,	7/2/14
	JP Morgan Chase Bank NA, and other lenders
	As of June 30, 2014 exhibits and schedules thereto.

10.30	Settlement Agreement, effective October 30, 2017	Form 8-K	10.1
by and among the United States of America,
acting through the United States Department of
Justice and on behalf of the Office of Inspector
General of the Department of Health and Human
Services, VITAS Hospice Services, L.L.C., VITAS
Healthcare Corporation, VITAS Healthcare Corporation Of California, VITAS Healthcare Corporation of Illinois, VITAS Healthcare Corporation of Florida, VITAS Healthcare Corporation of Ohio, VITAS Healthcare Corporation of Atlantic, VITAS Healthcare of Texas, L.P., VITAS Healthcare Corporation Midwest, VITAS Healthcare Corporation of Georgia, Chemed Corporation, and the various Relators named therin.
		11/2/17

10.31	Corporate Integrity Agreement, effective	Form 8-K	10.2
October 30, 2017 between the Office of
Inspector General of the Department of Health and
Human Services and VITAS Hospice Services, L.L.C, VITAS Healthcare Corporation, VITAS Healthcare Corporation of California, VITAS Healthcare Corporation of Illinois, VITAS Healthcare Corporation of Florida, VITAS Healthcare Corporation of Ohio, VITAS Healthcare Corporation of Atlantic, VITAS Healthcare of Texas, L.P., VITAS Healthcare Corporation Midwest, and VITAS Healthcare Corporation of Georgia.
		11/2/17

12	Computation of Ratio of Earnings to Fixed Charges	*

13	2017 Annual Report to Stockholders	*

14	Policies on Business Ethics of Chemed	Form 10-K
	Corporation	2/27/14

21	Subsidiaries of Chemed Corporation	*

23	Consent of Independent Registered	*
Public Accounting Firm

24	Powers of Attorney	*

31.1	Certification by Kevin J. McNamara pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act of 1934.	*

31.2	Certification by David P. Williams pursuant to Rule 13a-14(a)/15d-14(a)	*

31.3	Certification by Michael D. Witzeman. pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act of 1934.	*

32.1	Certification by Kevin J. McNamara pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	*

32.2	Certification by David P. Williams pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	*

32.3	Certification by Michael D. Witzeman pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	*

101.INS	XBRL Instance Document	*

101.SCH	XBRL Extension Schema	*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase	*

101.DEF	XBRL Taxonomy Extension Definition Linkbase	*

101.LAB	XBRL Taxonomy Extension Label Linkbase	*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase	*

* Filed herewith.
** Management contract or compensatory plan or arrangement.