Form 10-Q
period 2018-03-31
CHEMED CORP
filed 2018-04-27
CIK 19584

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)

☒    Quarterly Report Under Section 13 or 15 (d) of the Securities Exchange Act of 1934 For the Quarterly Period Ended March 31, 2018

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes	☐	No	☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Amount	Date

Capital Stock $1 Par Value	15,937,665 Shares	March 31, 2018

CHEMED CORPORATION AND
SUBSIDIARY COMPANIES

Index

Page No.
PART I. FINANCIAL INFORMATION:
Item 1. Financial Statements
Unaudited Consolidated Balance Sheets -
March 31, 2018 and December 31, 2017	3

Unaudited Consolidated Statements of Income -
Three months ended March 31, 2018 and 2017	4

Unaudited Consolidated Statements of Cash Flows -
Three months ended March 31, 2018 and 2017	5

Notes to Unaudited Consolidated Financial Statements	6

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	20

Item 3. Quantitative and Qualitative Disclosures about Market Risk	32

Item 4. Controls and Procedures	32

PART II. OTHER INFORMATION
Item 1. Legal Proceedings	32

Item 1A. Risk Factors	32

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	33

Item 3. Defaults Upon Senior Securities	33

Item 4. Mine Safety Disclosures	33

Item 5. Other Information	33

Item 6. Exhibits	34
EX – 31.1
EX – 31.2
EX – 31.3
EX – 32.1
EX – 32.2
EX – 32.3
EX – 101.INS
EX – 101.SCH
EX – 101.CAL
EX – 101.DEF
EX – 101.LAB
EX – 101.PRE

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
CHEMED CORPORATION AND SUBSIDIARY COMPANIES
UNAUDITED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	March 31, 2018	December 31, 2017
ASSETS
Current assets
Cash and cash equivalents	$13,686	$11,121
Accounts receivable less allowances of $13,052 (2017 - $15,175)	111,332	113,651
Inventories	5,274	5,334
Prepaid income taxes	16,160	29,848
Prepaid expenses	15,047	16,092
Total current assets	161,499	176,046
Investments of deferred compensation plans	66,163	62,067
Properties and equipment, at cost, less accumulated depreciation of $235,890 (2017 - $230,034)	144,706	143,034
Identifiable intangible assets less accumulated amortization of $32,913 (2017 - $32,887)	55,163	54,865
Goodwill	477,964	476,887
Other assets	7,161	7,127
Total Assets	$912,656	$920,026

LIABILITIES
Current liabilities
Accounts payable	$42,639	$48,372
Current portion of long-term debt	10,000	10,000
Accrued insurance	48,303	46,968
Accrued compensation	49,685	62,933
Accrued legal	1,643	1,786
Other current liabilities	25,027	23,463
Total current liabilities	177,297	193,522
Deferred income taxes	13,832	16,640
Long-term debt	132,500	91,200
Deferred compensation liabilities	65,289	61,800
Other liabilities	16,779	16,510
Total Liabilities	405,697	379,672
Commitments and contingencies (Note 10)
STOCKHOLDERS' EQUITY
Capital stock - authorized 80,000,000 shares $1 par; issued 34,884,610 shares (2017 - 34,732,192 shares)	34,885	34,732
Paid-in capital	712,991	695,797
Retained earnings	1,078,690	1,038,955
Treasury stock - 19,030,212 shares (2017 - 18,694,047)	(1,321,843)	(1,231,332)
Deferred compensation payable in Company stock	2,236	2,202
Total Stockholders' Equity	506,959	540,354
Total Liabilities and Stockholders' Equity	$912,656	$920,026

See accompanying notes to unaudited consolidated financial statements.

CHEMED CORPORATION AND SUBSIDIARY COMPANIES
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)

	Three Months Ended March 31,
	2018	2017
Service revenues and sales	$439,176	$405,864
Cost of services provided and goods sold (excluding depreciation)	304,536	285,140
Selling, general and administrative expenses	69,000	69,458
Depreciation	9,267	8,893
Amortization	27	46
Other operating expenses/(income)	(51)	873
Total costs and expenses	382,779	364,410
Income from operations	56,397	41,454
Interest expense	(1,207)	(995)
Other income - net	1,018	2,463
Income before income taxes	56,208	42,922
Income taxes	(11,212)	(13,078)
Net income	$44,996	$29,844

Earnings Per Share:
Net income	$2.79	$1.84
Average number of shares outstanding	16,100	16,219

Diluted Earnings Per Share:
Net income	$2.66	$1.78
Average number of shares outstanding	16,887	16,801

Cash Dividends Per Share	$0.28	$0.26

See accompanying notes to unaudited consolidated financial statements.

CHEMED CORPORATION AND SUBSIDIARY COMPANIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Three Months Ended March 31,
	2018	2017
Cash Flows from Operating Activities
Net income	$44,996	$29,844
Adjustments to reconcile net income to net cash provided
by operating activities:
Depreciation and amortization	9,294	8,939
Provision for uncollectible accounts receivable	-	4,249
Stock option expense	3,653	3,001
Benefit for deferred income taxes	(2,807)	(2,415)
Noncash long-term incentive compensation	1,721	827
Amortization of restricted stock awards	291	336
Amortization of debt issuance costs	128	129
Changes in operating assets and liabilities:
Decrease in accounts receivable	1,591	17,972
Decrease in inventories	60	322
Decrease in prepaid expenses	1,045	1,003
Decrease in accounts payable and other current liabilities	(7,911)	(10,766)
Increase in income taxes	13,642	14,655
Increase in other assets	(4,263)	(2,140)
Increase in other liabilities	3,758	1,992
Other sources/(uses)	(5)	838
Net cash provided by operating activities	65,193	68,786
Cash Flows from Investing Activities
Capital expenditures	(12,648)	(9,020)
Business combinations	(1,450)	-
Other sources/(uses)	181	(70)
Net cash used by investing activities	(13,917)	(9,090)
Cash Flows from Financing Activities
Proceeds from revolving line of credit	134,300	116,000
Payments on revolving line of credit	(90,500)	(76,000)
Purchases of treasury stock	(81,125)	(54,262)
Proceeds from exercise of stock options	8,923	5,635
Change in cash overdrafts payable	(6,671)	(8,607)
Capital stock surrendered to pay taxes on stock-based compensation	(6,377)	(4,744)
Dividends paid	(4,533)	(4,251)
Payments on other long-term debt	(2,500)	(1,875)
Other (uses)/sources	(228)	147
Net cash used by financing activities	(48,711)	(27,957)
Increase in Cash and Cash Equivalents	2,565	31,739
Cash and cash equivalents at beginning of year	11,121	15,310
Cash and cash equivalents at end of period	$13,686	$47,049

See accompanying notes to unaudited consolidated financial statements.

CHEMED CORPORATION AND SUBSIDIARY COMPANIES
Notes to Unaudited Consolidated Financial Statements

1.   Basis of Presentation

As used herein, the terms "We," "Company" and "Chemed" refer to Chemed Corporation or Chemed Corporation and its consolidated subsidiaries.

We have prepared the accompanying unaudited consolidated financial statements of Chemed in accordance with Rule 10-01 of SEC Regulation S-X.  Consequently, we have omitted certain disclosures required under generally accepted accounting principles in the United States (“GAAP”) for complete financial statements. The December 31, 2017 balance sheet data were derived from audited financial statements but do not include all disclosures required by GAAP.  However, in our opinion, the financial statements presented herein contain all adjustments, consisting only of normal recurring adjustments, necessary to state fairly our financial position, results of operations and cash flows.  These financial statements are prepared on the same basis as and should be read in conjunction with the audited Consolidated Financial Statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2017.

EARNINGS PER SHARE
On January 1, 2017, we adopted the provisions of Accounting Standards Update “ASU No. 2016-09 - Compensation – Stock Compensation” on a prospective basis.  The impact of this ASU on our financial statements for the quarters ended March 31, 2018 and 2017 was to decrease our income tax expense by $3.8 million and $3.7 million, respectively, as the result of excess tax benefits on stock based compensation being recorded on the statements of income. This, combined with the required change in diluted share count, resulted in an increase to basic and diluted earnings per share of $0.24 and $0.21, respectively for the quarter ended March 31, 2018.  For the quarter ended March 31, 2017 the result was to increase basic and diluted earnings per share by $0.23 and $0.22, respectively.

CASH FLOW CLASSIFICATION
In August 2016, the FASB issued Accounting Standards Update “ASU No. 2016-15 – Cash Flow Classification” which amends guidance on the classification of certain cash receipts and payments in the statement of cash flows.  The primary purpose of ASU 2016-15 was to reduce diversity in practice related to eight specific cash flow issues.  The guidance in this ASU was effective for fiscal years beginning after December 15, 2017.    We adopted this ASU as of January 1, 2018.  There was no material effect to our statements of cash flow.

INCOME TAXES
The enactment of the Tax Cuts and Jobs Act (“the Act”) and subsequent issue of SAB 118 provides for a measurement period not to exceed one year in order to complete implementation of the Act. We have recognized and disclosed provisional amounts for material items in the prior period. We expect to complete our implementation within one year consistent with SAB 118.  We have not recognized a provisional amount for GILTI tax as we do not expect this to materially impact the financial statements. We have not adjusted or recognized any other provisional amounts related to the Act during the quarter ended March 31, 2018.

As a result of the enactment of the Act, our effective income tax rate was 19.9% in the first quarter of 2018 compared to 30.5% during the first quarter of 2017.   Excess tax benefit on stock options reduced our income tax expenses by $3.8 million and $3.7 million, respectively for the quarters ended March 31, 2018 and 2017.

NON-CASH TRANSACTIONS
Included in the accompanying Consolidated Balance Sheets are $1.1 million and $2.7 million of capitalized property and equipment which were not paid as of March 31, 2018 and December 31, 2017, respectively.  These amounts have been excluded from capital expenditures in the accompanying Consolidated Statements of Cash Flow.  There are no material non-cash amounts included in interest expense for any period presented.

2.   Revenue Recognition

In May 2014, the FASB issued Accounting Standards Update “ASU No. 2014-09 – Revenue from Contracts with Customers.”  The standard and subsequent amendments are theoretically intended to develop a common revenue standard for removing inconsistencies and weaknesses, improve comparability, provide for more useful information to users through improved disclosure requirements and simplify the preparation of financial statements.  The standard is also referred to Accounting Standards Codification No. 606 (“ASC606”).  We adopted ASC 606 effective January 1, 2018.  The required disclosures of ASC 606 and impact of adoption are discussed below for each of our operating subsidiaries.

Vitas
Service revenue for VITAS is reported at the amount that reflects the ultimate consideration we expect to receive in exchange for providing patient care.  These amounts are due from third-party payors, primarily commercial health insurers and government programs (Medicare and Medicaid), and includes variable consideration for revenue adjustments due to settlements of audits and reviews, as well as certain hospice-specific revenue capitations.  Amounts are generally billed monthly or subsequent to patient discharge.  Subsequent changes in the transaction price initially recognized are not significant.

Hospice services are provided on a daily basis and the type of service provided is determined based on a physician’s determination of each patient’s specific needs on that given day.  Reimbursement rates for hospice services are on a per diem basis regardless of the type of service provided or the payor.  Reimbursement rates from government programs are established by the appropriate governmental agency and are standard across all hospice providers.  Reimbursement rates from health insurers are negotiated with each payor and generally structured to closely mirror the Medicare reimbursement model.  The types of hospice services provided and associated reimbursement model for each are as follows:

Routine Home Care occurs when a patient receives hospice care in their home, including a nursing home setting.  The routine home care rate is paid for each day that a patient is in a hospice program and is not receiving one of the other categories of hospice care.  For Medicare patients, the routine home care rate reflects a two-tiered rate, with a higher rate for the first 60 days of a hospice patient’s care and a lower rate for days 61 and after.  In addition, there is a Service Intensity Add-on payment which covers direct home care visits conducted by a registered nurse or social worker in the last seven days of a hospice patient’s life, reimbursed up to four hours per day in fifteen minute increments at the continuous home care rate.

General Inpatient Care occurs when a patient requires services in a controlled setting for a short period of time for pain control or symptom management which cannot be managed in other settings.  General inpatient care services must be provided in a Medicare or Medicaid certified hospital or long-term care facility or at a freestanding inpatient hospice facility with the required registered nurse staffing.

Continuous Home Care is provided to patients while at home, including a nursing home setting, during periods of crisis when intensive monitoring and care, primarily nursing care, is required in order to achieve palliation or management of acute medical symptoms.  Continuous home care requires a minimum of 8 hours of care within a 24-hour day, which begins at midnight.  The care must be predominantly nursing care provided by either a registered nurse or licensed practical nurse.  While the published Medicare continuous home care rates are daily rates, Medicare pays for continuous home care in fifteen minute increments.  This fifteen minute rate is calculated by dividing the daily rate by 96.

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

Each level of care represents a separate promise under the contract of care and is provided independently for each patient contingent upon the patient’s specific medical needs as determined by a physician.  However, the clinical criteria used to determine a patient’s level of care is consistent across all patients, given that, each patient is subject to the same payor rules and regulations.  As a result, we have concluded that each level of care is capable of being distinct and is distinct in the context of the contract.  Furthermore, we have determined that each level of care represents a stand ready service provided as a series of either days or hours of patient care.  We believe that the performance obligations for each level of care meet criteria to be satisfied over time.  VITAS recognizes revenue based on the service output.  VITAS believes this to be the most faithful depiction of the transfer of control of services as the patient simultaneously receives and consumes the benefits provided by our performance. Revenue is recognized on a daily or hourly basis for each patient in accordance with the reimbursement model for each type of service.  VITAS’ performance obligations relate to contracts with an expected duration of less than one year.  Therefore, VITAS has elected to apply the optional exception provided in ASC 606 and is not required to disclose the aggregate amount of the transaction price allocated to performance obligations that are unsatisfied or partially unsatisfied at the end of the reporting period.  The unsatisfied or partially satisfied performance obligations referred to above relate to bereavement services provided to patients’ families for at least 12 months after discharge.

Care is provided to patients regardless of their ability to pay.  Patients who meet our criteria for charity care are provided care without charge.  There is no revenue or associated accounts receivable in the accompanying consolidated financial statements related to charity care.  The cost of providing charity care during the quarters ended March 31, 2018 and 2017 was $2.1 million and $1.9 million, respectively.  The cost of charity care is included in cost of services provided and goods sold and is calculated by taking the ratio of charity care days to total days of care and multiplying by the total cost of care.

Generally, patients who are covered by third-party payors are responsible for related deductibles and coinsurance which vary in amount.  VITAS also provides service to patients without a reimbursement source and may offer those patients discounts from standard charges.  VITAS estimates the transaction price for patients with deductibles and coinsurance, along with those uninsured patients, based on historical experience and current conditions.  The estimate of any contractual adjustments, discounts or implicit price concessions reduces the amount of revenue initially recognized.  Subsequent changes to the estimate of the transaction price are recorded as adjustments to patient service revenue in the period of change.  Subsequent changes that are determined to be the result of an adverse change in the patients’ ability to pay (i.e. change in credit risk) are recorded as bad debt expense.  VITAS has no material adjustments related to subsequent changes in the estimate of the transaction price or subsequent changes as the result of an adverse change in the patient’s ability to pay for any period reported.

Laws and regulations concerning government programs, including Medicare and Medicaid, are complex and subject to varying interpretation.  Compliance with such laws and regulations may be subject to future government review and interpretation.  Additionally, the contracts we have with commercial health insurance payors provide for retroactive audit and review of claims.  Settlement with third party payors for retroactive adjustments due to audits, reviews or investigations are considered variable consideration and are included in the determination of the estimated transaction price for providing patient care.  The variable consideration is estimated based on the terms of the payment agreement, existing correspondence from the payor and our historical settlement activity.  These estimates are adjusted in future periods, as new information becomes available.

We are subject to certain limitations on Medicare payments for services which are considered variable consideration, as follows:

Inpatient Cap.  If the number of inpatient care days any hospice program provides to Medicare beneficiaries exceeds 20% of the total days of hospice care such program provided to all Medicare patients for an annual period beginning September 28, the days in excess of the 20% figure may be reimbursed only at the routine homecare rate. None of VITAS’ hospice programs exceeded the payment limits on inpatient services during the quarters ended March 31, 2018 and 2017.

Medicare Cap.  We are also subject to a Medicare annual per-beneficiary cap (“Medicare cap”). Compliance with the Medicare cap is measured in one of two ways based on a provider election. The “streamlined” method compares total Medicare payments received under a Medicare provider number with respect to services provided to all Medicare hospice care beneficiaries in the program or programs covered by that Medicare provider number between November 1 of each year and October 31 of the following year with the product of the per-beneficiary cap amount and the number of Medicare beneficiaries electing hospice care for the first time from that hospice program or programs from September 28 through September 27 of the following year.  At March 31, 2018 all our programs except one are using the “streamlined” method.

The “proportional” method compares the total Medicare payments received under a Medicare provider number with respect to services provided to all Medicare hospice care beneficiaries in the program or programs covered by the Medicare provider number between September 28 and September 27 of the following year with the product of the per beneficiary cap amount and a pro-rated number of Medicare beneficiaries receiving hospice services from that program during the same period. The pro-rated number of Medicare beneficiaries is calculated based on the ratio of days the beneficiary received hospice services during the measurement period to the total number of days the beneficiary received hospice services.

We actively monitor each of our hospice programs, by provider number, as to their specific admission, discharge rate and median length of stay data in an attempt to determine whether revenues are likely to exceed the annual per-beneficiary Medicare cap. Should we determine that revenues for a program are likely to exceed the Medicare cap based on projected trends, we attempt to institute corrective actions, which include changes to the patient mix and increased patient admissions. However, should we project our corrective action will not prevent that program from exceeding its Medicare cap, we estimate revenue recognized during the government fiscal year that will require repayment to the Federal government under the Medicare cap and record an adjustment to revenue of an amount equal to a ratable portion of our best estimate for the year.

In 2013, the U.S. government implemented automatic budget reductions of 2.0% for all government payees, including hospice benefits paid under the Medicare program. In 2015, CMS determined that the Medicare cap should be calculated “as if” sequestration did not occur. As a result of this decision, VITAS has received notification from our third party intermediary that an additional $2.5 million is owed for Medicare cap in three programs arising during the 2013 through 2017 measurement periods. The amounts are automatically deducted from our semi-monthly PIP payments. We do not believe that CMS is authorized under the sequestration authority or the statutory methodology for establishing the Medicare cap to the amounts they have withheld and intend to withhold under their current “as if” methodology. We have appealed CMS’s methodology change.

During the quarter ended March 31, 2018, we reversed $1.8 million of the $2.4 million Medicare cap revenue reduction recognized in the fourth quarter of 2017 due to improved metrics in two VITAS programs.  No Medicare cap liability was recorded for the quarter ended March 31, 2017.

For VITAS’ patients in the nursing home setting in which Medicaid pays the nursing home room and board, VITAS serves as a pass-through between Medicaid and the nursing home.  We are responsible for paying the nursing home for that patient’s room and board.  Medicaid reimburses us for 95% of the amount we have paid.  This results in a 5% net expense for VITAS related to nursing home room and board.  This transaction creates a performance obligation in that VITAS is facilitating room and board being delivered to our patient.  As a result, the 5% net expense is recognized as a contra-revenue account under ASC 606 in the accompanying financial statements.

The composition of patient care service revenue by payor and level of care for the quarter ended March 31, 2018 is as follows:

	Medicare	Medicaid	Commercial	Total
Routine home care	$224,021	$11,280	$5,730	$241,031
Continuous care	27,632	1,603	1,531	30,766
Inpatient care	18,857	2,048	1,203	22,108
	$270,510	$14,931	$8,464	$293,905

All other revenue - self-pay, respite care, etc.				1,741
Subtotal				$295,646
Medicare cap adjustment				1,818
Implicit price concessions				(2,833)
Room and board, net				(2,618)
Net revenue				$292,013

Roto-Rooter

Roto-Rooter provides plumbing, drain cleaning, water restoration and other related services to both residential and commercial customers primarily in the United States.  Services are provided through a network of company-owned branches, independent contractors and franchisees.  Service revenue for Roto-Rooter is reported at the amount that reflects the ultimate consideration we expect to receive in exchange for providing services.

Roto-Rooter owns and operates branches focusing mainly on large population centers in the United States.  Roto-Rooter's primary lines of business in Company-owned branches consist of plumbing, sewer and drain cleaning, excavation and water restoration.  For purposes of ASC606 analysis, plumbing, sewer and drain cleaning and excavation have been combined into one portfolio and are referred to as "short-term core services".  Water restoration is analyzed as a separate portfolio.  The following describes the key characteristics, of these portfolios:

Short-term Core Services are plumbing, drain and sewer cleaning and excavation services.  These services are provided to both commercial and residential customers.  The duration of services provided in this category range from a few hours to a few days.  There are no significant warranty costs or on-going obligations to the customer once a service has been completed.  For residential customers, payment is received at the time of job completion before the Roto-Rooter technician leaves the residence.  Commercial customers may be granted credit subject to internally designated authority limits and credit check guidelines.  If credit is granted, payment terms are 30 days or less.

Each job in this category is a distinct service with a distinct performance obligation to the customer.  Revenue is recognized at the completion of each job.  Variable consideration consists of pre-invoice discounts and post-invoice discounts.  Pre-invoice discounts are given in the form of coupons or price concessions. Post-invoice discounts consist of credit memos generally granted to resolve customer service issues.  Variable consideration is estimated based on historical activity and recorded at the time service is completed.
Water Restoration Services involve the remediation of water and humidity after a flood.   These services are provided to both commercial and residential customers.  The duration of services provided in this category generally ranges from 3 to 5 days.  There are no significant warranties or on-going obligations to the customer once service has been completed.  The majority of these services are paid by the customer’s insurance company.  Variable consideration relates primarily to allowances taken by insurance companies upon payment.  Variable consideration is estimated based on historical activity and recorded at the time service is completed.

For both short-term core services and water restoration services, Roto-Rooter satisfies its performance obligation at a point in time.  The services provided generally involve fixing plumbing, drainage or flood-related issues at the customer’s property.  At the time service is complete, the customer acknowledges its obligation to pay for service and its satisfaction with the service performed.  This provides evidence that the customer has accepted the service and Roto-Rooter is now entitled to payment.  As such, Roto-Rooter recognizes revenue for these services upon completion of the job and receipt of customer acknowledgement.  Roto-Rooter’s performance obligations for short-term core services and water restoration services relate to contracts with an expected duration of less than a year.  Therefore, Roto-Rooter has elected to apply the optional exception provided in ASC 606 and is not required to disclose the aggregate amount of the transaction price allocated to performance obligations that are unsatisfied or partially unsatisfied at the end of the reporting period.  Roto-Rooter does not have significant unsatisfied or partially unsatisfied performance obligations at the time of initial revenue recognition for short-term core or water restoration services.

Roto-Rooter owns the rights to certain territories and contracts with an independent third-party to operate the territory under Roto-Rooter’s registered trademarks.  The contract is for a specified term but cancellable by either party without penalty with 90 days advance notice.  Under the terms of these arrangements, Roto-Rooter provides certain back office support and advertising along with a limited license to use Roto-Rooter’s registered trademarks.  The independent contractor is responsible for all day-to-day management of the business including staffing decisions and pricing of services provided. All performance obligations of Roto-Rooter cease at the termination of the arrangement.

Independent contractors pay Roto-Rooter a standard fee calculated as a percentage of their weekly labor sales.  The primary value for the independent contractors under these arrangements is the right to use Roto-Rooter’s registered trademarks.  Roto-Rooter recognizes revenue from independent contractors over-time (weekly) as the independent contractor’s labor sales are completed.  Payment from independent contractors is also received on a weekly basis.  The use of Roto-Rooter’s registered trademarks and advertising provides immediate value to the independent contractor as a result of Roto-Rooter’s nationally recognized brand.  Therefore, over-time recognition provides the most faithful depiction of the transfer of services as the customer simultaneously receives and consumes the benefits provided. There is no significant variable consideration related to these arrangements.

Roto-Rooter has licensed the rights to operate under Roto-Rooter’s registered trademarks in other territories to franchisees.   The contract is for a 10 year term but cancellable by Roto-Rooter for cause with 60 day advance notice without penalty.  The franchisee may cancel the contract for any reason with 60 days advance notice without penalty.  Under the terms of the contract, Roto-Rooter provides national advertising and consultation on various aspects of operating a Roto-Rooter business along with the right to use Roto-Rooter’s registered trademarks.  The franchisee is responsible for all day- to-day management of the business including staffing decisions, pricing of services provided and local advertising spend and placement. All performance obligations of Roto-Rooter cease at the termination of the arrangement.

Franchisees pay Roto-Rooter a standard monthly fee based on the population within the franchise territory.  The standard fee is revised on a yearly basis based on changes in the Consumer Price Index for All Urban Consumers.  The primary value for the franchisees under this arrangement is the right to use Roto-Rooter’s registered trademarks.  Roto-Rooter recognizes revenue from franchisees over-time (monthly).  Payment from franchisees is also received on a monthly basis.  The use of Roto-Rooter’s registered trademarks and advertising provides immediate value to the franchisees as a result of Roto-Rooter’s nationally recognized brand.  Therefore, over-time recognition provides the most faithful depiction of the transfer of services as the customer simultaneously receives and consumes the benefits provided. There is no significant variable consideration related to these arrangements.

The composition of disaggregated revenue for the quarter ended March 31, 2018 are as follows:

Short-term core service jobs	$104,086
Water restoration	27,737
Contractor revenue	12,365
Franchise fees	1,592
All other	3,320
Subtotal	$149,100
Implicit price concessions and credit memos	(1,937)
Net revenue	$147,163

Initial Adoption of ASC 606

The Company utilized the modified retrospective method of adoption for all contracts.  Except for the changes discussed below, the Company has consistently applied the accounting policies to all periods presented in the consolidated financial statements.  Sales tax collected from customers at Roto-Rooter is excluded from revenue under ASC 606 and prior revenue standards.

For VITAS, expenses related to payor audits and reviews, as well as variable consideration estimated for patient deductibles and coinsurance, have been historically estimated as revenue was recognized and classified as bad debt expense, included in the consolidated statements of income as selling, general and administrative expense.  Upon adoption of ASC606 , these expenses are classified as contra-revenue.  There is no change in the timing of recognition related to the variable consideration.  The amount of  these expenses during the quarter-ended March 31, 2018 was $2.8 million.

Also for VITAS, the 5% net expense related to Medicaid room and board has been historically recorded on a net basis in cost of services provided in the consolidated income statements.  Upon adoption of ASC606, due to the change in the residual value method required by ASC 606, the expense will be classified as a contra-revenue.  The amount of the change in the classification for these expenses during the quarter-ended March 31, 2018 was $2.6 million.  There has been no change in the evaluation of Medicaid room and board related to net versus gross presentation.

Related to Roto-Rooter, expenses related to post-invoice variable consideration in our short-term core portfolio, and adjustments made subsequent to initial estimates related to allowances taken by insurance companies for water restoration, have been classified as a contra-revenue account in the statements of income.  These amounts were previously classified as bad debt expense in SG&A.  The amount of the change in classification for these expenses during the quarter-ended March 31, 2018 was $1.9 million.  The initial estimate related to allowances taken by insurance companies for water restoration services have historically been classified as contra-revenue and did not change as a result of the transition.

There was no material impact on the consolidated balance sheets related to the initial adoption.  There is no impact to consolidated net income as a result of the initial adoption.  As a result of the change in classifications in the statements of income, amounts previously included in the provision for uncollectible accounts in the statements of cash flow have been included in the decrease/(increase) in accounts receivable line item in 2018.  The total impact of the change from prior revenue guidance (ASC 605) to guidance adopted on January 1, 2018 related to classification in the statements of income is as follows (dollars in thousands):

	Impact for the three months ended March 31, 2018
	ASC 605	Adjustment	ASC 606
Service revenue and sales	$446,564	$(7,388)	$439,176
Cost of services provided and goods sold	307,154	(2,618)	304,536
Selling, general and administrative expenses	73,770	(4,770)	69,000

3.   Segments

Service revenues and sales and after-tax earnings by business segment are as follows (in thousands):

	Three months ended March 31,
	2018	2017
Service Revenues and Sales
VITAS	$292,013	$282,316
Roto-Rooter	147,163	123,548
Total	$439,176	$405,864

After-tax Income/(Loss)
VITAS	$32,015	$20,597
Roto-Rooter	22,938	14,624
Total	54,953	35,221
Corporate	(9,957)	(5,377)
Net income	$44,996	$29,844

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

4.  Earnings per Share

Earnings per share (“EPS”) are computed using the weighted average number of shares of capital stock outstanding.  Earnings and diluted earnings per share are computed as follows (in thousands, except per share data):

	Net Income
For the Three Months Ended March 31,	Income	Shares	Earnings per Share
2018
Earnings	$44,996	16,100	$2.79
Dilutive stock options	-	680
Nonvested stock awards	-	107
Diluted earnings	$44,996	16,887	$2.66

2017
Earnings	$29,844	16,219	$1.84
Dilutive stock options	-	490
Nonvested stock awards	-	92
Diluted earnings	$29,844	16,801	$1.78

For the three month periods ended March 31, 2018 and 2017, 328,000 and 402,000, respectively, stock options were excluded in the computation of dilutive earnings per share because they would have been anti-dilutive.

5.   Long-Term Debt and Lines of Credit

On June 30, 2014, we replaced our existing credit agreement with the Third Amended and Restated Credit Agreement (“2014 Credit Agreement”).  Terms of the 2014 Credit Agreement consist of a five-year, $350 million revolving credit facility and a $100 million term loan.  The 2014 Credit Agreement has a floating interest rate that is generally LIBOR plus a tiered additional rate which varies based on our current leverage ratio.  The interest rate as of March 31, 2018 is LIBOR plus 113 basis points.

The debt outstanding as of March 31, 2018 consists of the following:

Revolver	$70,000
Term loan	72,500
Total	142,500
Current portion of long-term debt	(10,000)
Long-term debt	$132,500

Scheduled principal payments of the term loan are as follows:

2018	$7,500
2019	65,000
$72,500

The 2014 Credit Agreement contains the following quarterly financial covenants:

Description	Requirement

Leverage Ratio (Consolidated Indebtedness/Consolidated Adj. EBITDA)	< 3.50 to 1.00

Fixed Charge Coverage Ratio (Consolidated Free Cash Flow/Consolidated Fixed Charges)	> 1.50 to 1.00

Annual Operating Lease Commitment	< $50.0 million

We are in compliance with all debt covenants as of March 31, 2018. We have issued $35.8 million in standby letters of credit as of March 31, 2018 mainly for insurance purposes.  Issued letters of credit reduce our available credit under the 2014 Credit Agreement.  As of March 31, 2018, we have approximately $244.2 million of unused lines of credit available and eligible to be drawn down under our revolving credit facility.

6.   Other Operating (Income)/Expenses

	Three months ended March 31,
	2018	2017

Gain on disposal of fixed assets	$(51)	$-
Program closure expenses	-	873
Total other operating (income)/expenses	$(51)	$873

During the three months ended March 31, 2017, the Company recorded $873,000 in expenses related to the closure of three Alabama programs at VITAS.

7.   Other Income – Net

Other income -- net comprises the following (in thousands):

	Three months ended March 31,
	2018	2017
Market value adjustment on assets held in
deferred compensation trust	$860	$2,615
Interest income	158	85
Other - net	-	(237)
Total other income - net	$1,018	$2,463

8.   Stock-Based Compensation Plans

On February 16, 2018, the Compensation/Incentive Committee of the Board of Directors (“CIC”) granted 7,523 Performance Stock Units (“PSUs”) contingent upon the achievement of certain total shareholders return (“TSR”) targets as compared to the TSR of a group of peer companies for the three-year period ending December 31, 2020, the date at which such awards vest.  The cumulative compensation cost of the TSR-based PSU award to be recorded over the three year service period is $2.6 million.

On February 16, 2018, the CIC also granted 7,523 PSUs contingent upon the achievement of certain earnings per share (“EPS”) targets for the three-year period ending December 31, 2020.  At the end of each reporting period, the Company estimates the number of shares that it believes will ultimately be earned and records the corresponding expense over the service period of the award.  We currently estimate the cumulative compensation cost of the EPS-based PSUs to be recorded over the three year service period is $1.9 million.

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

Three months ended March 31,
2018	2017
$5,166	$6,157

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

However, on June 13, 2016, counsel for Chemed shareholder Michael Kvint filed a letter with the Court requesting a two-week extension to file a motion to substitute Mr. Kvint as lead plaintiff, in place of Lead Plaintiff KBC and to file an amended Complaint.  Alternatively, counsel for Mr. Kvint requested that any dismissal of the action be with prejudice to KBC only.  On June 14, 2016, Chemed filed a reply letter with the Court, reserving its rights to oppose any motion filed by Mr. Kvint and, if warranted, to oppose any other actions taken by Mr. Kvint to proceed with the action (including by filing an untimely amended Complaint).  On June 21, 2016, the Court entered an Oral Order providing Mr. Kvint until June 30, 2016 to file a Motion to Substitute and Motion for Leave to File an Amended Complaint.  On that date, Mr. Kvint filed, under seal, a Motion to Substitute Plaintiff and File Amended Complaint, and attached a Proposed Amended Complaint.  Mr. Kvint’s motion was fully briefed by the parties.  On April 25, 2017, Magistrate Judge Burke issued a Report and Recommendation recommending that the Court permit Mr. Kvint to intervene as Lead Plaintiff and grant leave to amend the complaint to replead the duty of loyalty claim only.  On May 16, 2017, Chief Judge Stark signed an Order adopting that Report and Recommendation.  Plaintiff Kvint filed a Corrected Amended Complaint on May 30, 2017.  On September 13, 2017, the Court entered an order dismissing with prejudice the claims against defendants Timothy S. O’Toole and Joel F. Gemunder and permitting Defendants to file a Motion to Dismiss the Corrected Amended Complaint. The matter has been fully briefed and argued.  As the Company has previously disclosed, the legal fees and costs associated with defending against this lawsuit are presently being paid by insurance.  For additional procedural history of this litigation, please refer to our prior quarterly and annual filings.

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

VITAS and certain of its subsidiaries entered into a Corporate Integrity Agreement (“CIA”) with the OIG on October 30, 2017 in connection with the settlement of a False Claims Act Case.  The CIA formalizes various aspects of VITAS’ already existing Compliance Program and contains requirements designed to document compliance with federal healthcare program requirements. It has a term of five years during which it imposes monitoring, reporting, certification, oversight, screening and training obligations, certain of which have previously been implemented by VITAS.  It also requires VITAS to engage an Independent Review Organization to perform auditing and review functions and to prepare reports regarding compliance with federal healthcare programs.  In the event of breach of the CIA, VITAS could become liable for payment of stipulated penalties or could be excluded from participation in federal healthcare programs.

Under the Settlement Agreement, the Company paid $75 million plus interest, plus certain attorney fees and expenses of qui tam relators.  The Company made these payments during the fourth quarter of 2017.

The Spottiswood Settlement has also been resolved upon VITAS’s agreement to pay $500,000 to the State of Illinois.    This resolution is subject to execution of a final agreement.

The Company previously recorded a $90 million loss reserve ($55.8 million after-tax) related to the Settlement Agreement, Spottiswood Settlement, and associated costs in the second quarter of 2017.  As of March 31, 2018, an accrual of $1.1 million remains on the consolidated balance sheet relating to the amount due to the State of Illinois and unpaid legal and administrative fees.

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

The Settlement Agreement and Spottiswood Settlement also resolve allegations made against the Company by various qui tam relators, who will be required to dismiss their claims with prejudice.

The Settlement Agreement and Spottiswood Settlement both reflect the Company’s disagreement with the United States’ and State of Illinois’ claims and contain no admissions of facts or liability on the part of the Company or any of its subsidiaries.

The costs incurred related to U.S. v. Vitas and related regulatory matters were $2.2 million for the first quarter of 2017.  No costs were incurred during the first quarter of 2018.

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

11.   Concentration of Risk

During the quarter VITAS had pharmacy services agreements with one service provider to provide specified pharmacy services for VITAS and its hospice patients.  VITAS made purchases from this provider of $8.2 and $8.9 million for the three months ended March 31, 2018 and 2017, respectively.  Purchases from this provider represent more than 90% of all pharmacy services used by VITAS during each period presented.

12.   Cash Overdrafts and Cash Equivalents

There are $8.6 million in cash overdrafts payable included in accounts payable at March 31, 2018 (December 31, 2017 - $15.3 million).

From time to time throughout the year, we invest excess cash in money market funds with major commercial banks. We closely monitor the creditworthiness of the institutions with which we invest our overnight funds.  The amount invested was not material for each balance sheet date presented.

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

The following shows the carrying value, fair value and the hierarchy for our financial instruments as of March 31, 2018 (in thousands):

		Fair Value Measure
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Mutual fund investments of deferred
compensation plans held in trust	$66,163	$66,163	$-	$-
Total debt	142,500	-	142,500	-

The following shows the carrying value, fair value and the hierarchy for our financial instruments as of December 31, 2017 (in thousands):

		Fair Value Measure
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Mutual fund investments of deferred
compensation plans held in trust	$62,067	$62,067	$-	$-
Total debt	101,200	-	101,200	-

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

14.   Capital Stock Repurchase Plan Transactions

We repurchased the following capital stock for the three months ended March 31, 2018 and 2017:

	Three months ended March 31,
	2018	2017

Total cost of repurchased shares (in thousands)	$81,125	$54,262
Shares repurchased	300,000	300,000
Weighted average price per share	$270.42	$180.87

In March 2018, the Board of Directors authorized an additional $150.0 million for stock repurchase under Chemed’s existing share repurchase program. We currently have $124.4 million of authorization remaining under this share repurchase plan.

15.   Recent Accounting Standards

In February 2016, the FASB issued Accounting Standards Update “ASU No. 2016-02 – Leases” which introduces a lessee model that brings most leases on to the balance sheets and updates lessor accounting  to align with changes in the lessee model and the revenue recognition standard.   The guidance is effective for fiscal years beginning after December 15, 2018.  Based on the provisions of the ASU, we anticipate a material increase in both assets and liabilities when our current operating lease contracts are recorded on the balance sheets.  We do not currently have a dollar estimate of the impact.

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

16.   Goodwill

During the first three months of 2018, we completed one business combination within our Roto-Rooter segment for $1.5 million in cash.  A substantial portion of the aggregate purchase price was allocated to goodwill as shown below.  The operating results of this business combination have been included in our results of operations since the acquisition date and are not material for the first three months ended March 31, 2018 or for the comparable prior year period.

Shown below is movement in Goodwill (in thousands):

	Vitas	Roto-Rooter	Total
Balance at December 31, 2017	$328,301	$148,586	$476,887
Business combinations	-	1,107	1,107
Foreign currency adjustments	-	(30)	(30)
Balance at March 31, 2018	$328,301	$149,663	$477,964

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

The following is a summary of the key operating results (in thousands except per share amounts):

	Three months ended March 31,
	2018	2017
Service revenues and sales	$439,176	$405,864
Net income	$44,996	$29,844
Diluted EPS	$2.66	$1.78
Adjusted net income	$45,851	$30,495
Adjusted diluted EPS	$2.72	$1.82
Adjusted EBITDA	$72,767	$59,818
Adjusted EBITDA as a % of revenue	16.6%	14.7%

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

Effective January 1, 2018 the Company adopted ASU No. 2014-09 – Revenue from Contracts with Customers.  This resulted in the change in classification of net room and board expenses associated with certain patients residing in nursing homes classified from cost of services to revenue.  The amount of the change in classification for the quarter ended March 31, 2018 was $2.6 million.  Additionally, approximately $4.7 million that was historically considered bad debt expenses previously classified in selling, general and administrative expenses were recorded in revenue for the quarter ended March 31, 2018.  The Company adopted the standard on a modified retrospective basis for all contracts.  Thus, 2017 has not been restated to conform with the 2018 presentation.  Footnote 2 to the Consolidated Financial Statements gives a complete description of the Company’s adoption.

For the three months ended March 31, 2018, the increase in consolidated service revenues and sales was driven by a 19.1% increase at Roto-Rooter and a 3.4% increase at VITAS.  The increase in service revenues at Roto-Rooter was driven by an increase in all major service lines offset by a $1.9 million decrease related to the adoption of the new revenue recognition standard.  The increase in service revenues at Vitas is comprised primarily of a 0.7% geographically weighted average Medicare reimbursement rate increase, a 6.1% increase in average daily census,  a $1.8 million reversal of Medicare cap offset by acuity mix shift and a $5.5 million decrease related to the adoption of the new revenue recognition standard.  See page 30 for additional VITAS operating metrics.

Our effective income tax rate was 19.9% in the first quarter of 2018 compared to 30.5% during the first quarter of 2017.  The decline was primarily the result of the President of the United States signing into law H.R.1, “An Act to Provide for Reconciliation Pursant to Titles II and V of the Concurrent Resolution on the Budget for Fiscal Year 2018” ( the “Act”).  The Act amends the Internal Revenue Code to reduce tax rates and modifies policies, credits, and deductions for individuals and businesses.  Excess tax benefit on stock options reduced our income tax expenses by $3.8 million and $3.7 million, respectively for the quarters ended March 31, 2018 and 2017.

Financial Condition
Liquidity and Capital Resources
Material changes in the balance sheet accounts from December 31, 2017 to March 31, 2018 include the following:

•	A $13.7 million decrease in prepaid taxes due to timing of payments.
•	A $5.7 million decrease in accounts payable mainly due to timing of payments.
•	A $13.2 million decrease in accrued compensation due to the payments of cash bonuses in the first quarter of 2018 accrued in 2017.
•	A $41.3 million increase in long-term debt due to borrowings on our revolving line of credit.

Net cash provided by operating activities decreased $3.6 million from March 31, 2017 to March 31, 2018 mainly as a result of a $15.2 million increase in net income, offset by a $16.3 million decrease in the change in accounts receivable.  Significant changes in our accounts receivable balances are typically driven mainly by the timing of payments received from the Federal government at our VITAS subsidiary.  We typically receive a payment in excess of $40.0 million from the Federal government from hospice services every other Friday.  The timing of period end will have a significant impact on the accounts receivable at VITAS.  These changes generally normalize over a two year period, as cash flow variations in one year are offset in the following year.

Management continually evaluates cash utilization alternatives, including share repurchase, debt repurchase, acquisitions and increased dividends to determine the most beneficial use of available capital resources.

We have issued $35.8 million in standby letters of credit as of March 31, 2018, mainly for insurance purposes.  Issued letters of credit reduce our available credit under the revolving credit agreement.  As of March 31, 2018, we have approximately $244.2 million of unused lines of credit available and eligible to be drawn down under our revolving credit facility. Management believes its liquidity and sources of capital are satisfactory for the Company’s needs in the foreseeable future.

Commitments and Contingencies
Collectively, the terms of our credit agreements require us to meet various financial covenants, to be tested quarterly.  We are in compliance with all financial and other debt covenants as of March 31, 2018 and anticipate remaining in compliance throughout the foreseeable future.

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

However, on June 13, 2016, counsel for Chemed shareholder Michael Kvint filed a letter with the Court requesting a two-week extension to file a motion to substitute Mr. Kvint as lead plaintiff, in place of Lead Plaintiff KBC and to file an amended Complaint.  Alternatively, counsel for Mr. Kvint requested that any dismissal of the action be with prejudice to KBC only.  On June 14, 2016, Chemed filed a reply letter with the Court, reserving its rights to oppose any motion filed by Mr. Kvint and, if warranted, to oppose any other actions taken by Mr. Kvint to proceed with the action (including by filing an untimely amended Complaint).  On June 21, 2016, the Court entered an Oral Order providing Mr. Kvint until June 30, 2016 to file a Motion to Substitute and Motion for Leave to File an Amended Complaint.  On that date, Mr. Kvint filed, under seal, a Motion to Substitute Plaintiff and File Amended Complaint, and attached a Proposed Amended Complaint.  Mr. Kvint’s motion was fully briefed by the parties.  On April 25, 2017, Magistrate Judge Burke issued a Report and Recommendation recommending that the Court permit Mr. Kvint to intervene as Lead Plaintiff and grant leave to amend the complaint to replead the duty of loyalty claim only.  On May 16, 2017, Chief Judge Stark signed an Order adopting that Report and Recommendation.  Plaintiff Kvint filed a Corrected Amended Complaint on May 30, 2017.  On September 13, 2017, the Court entered an order dismissing with prejudice the claims against defendants Timothy S. O’Toole and Joel F. Gemunder and permitting Defendants to file a Motion to Dismiss the Corrected Amended Complaint. The matter has been fully briefed and argued.  As the Company has previously disclosed, the legal fees and costs associated with defending against this lawsuit are presently being paid by insurance.  For additional procedural history of this litigation, please refer to our prior quarterly and annual filings.

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

VITAS and certain of its subsidiaries entered into a Corporate Integrity Agreement (“CIA”) with the OIG on October 30, 2017 in connection with the settlement of a False Claims Act Case.  The CIA formalizes various aspects of VITAS’ already existing Compliance Program and contains requirements designed to document compliance with federal healthcare program requirements. It has a term of five years during which it imposes monitoring, reporting, certification, oversight, screening and training obligations, certain of which have previously been implemented by VITAS.  It also requires VITAS to engage an Independent Review Organization to perform auditing and review functions and to prepare reports regarding compliance with federal healthcare programs.  In the event of breach of the CIA, VITAS could become liable for payment of stipulated penalties or could be excluded from participation in federal healthcare programs.

Under the Settlement Agreement, the Company paid $75 million plus interest, plus certain attorney fees and expenses of qui tam relators.  The Company made these payments during the fourth quarter of 2017.

The Spottiswood Settlement has also been resolved upon VITAS’s agreement to pay $500,000 to the State of Illinois.    This resolution is subject to execution of a final agreement.

The Company previously recorded a $90 million loss reserve ($55.8 million after-tax) related to the Settlement Agreement, Spottiswood Settlement, and associated costs in the second quarter of 2017.  As of March 31, 2018, an accrual of $1.1 million remains on the consolidated balance sheet relating to the amount due to the State of Illinois and unpaid legal and administrative fees.

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

The Settlement Agreement and Spottiswood Settlement also resolve allegations made against the Company by various qui tam relators, who will be required to dismiss their claims with prejudice.

The Settlement Agreement and Spottiswood Settlement both reflect the Company’s disagreement with the United States’ and State of Illinois’ claims and contain no admissions of facts or liability on the part of the Company or any of its subsidiaries.

The costs incurred related to U.S. v. Vitas and related regulatory matters were $2.2 million for the first quarter of 2017.  No costs were incurred during the first quarter of 2018.

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

Results of Operations
Three months ended March 31, 2018 versus 2017 - Consolidated Results
Our service revenues and sales for the first quarter of 2018 increased 8.2% versus services and sales revenues for the first quarter of 2017.  Of this increase, a $9.7 million increase was attributable to VITAS and $23.6 million increase was attributable to Roto-Rooter.  The following chart shows the components of those changes (in thousands):

	Three months ended March 31,
	2018	2017
VITAS
Routine homecare	$241,031	$224,562
Continuous care	30,766	32,857
General inpatient	22,108	23,246
Other	1,741	1,651
Medicare cap adjustment	1,818	-
Room and board - net	(2,618)	-
Implicit price concessions	(2,833)	-
Roto-Rooter
Plumbing - short term core	62,131	51,661
Drain cleaning - short term core	41,330	37,176
Other - short term core	625	605
Water restoration	27,737	18,093
Contractor operations	12,365	11,025
Outside franchisee fees	1,592	1,546
Other - non-core	3,320	3,442
Implicit price concessions	(1,937)	-
Total	$439,176	$405,864

Days of care at VITAS during the quarter ended March 31 were as follows:

	Days of Care		Increase/(Decrease)
	2018	2017	Percent

Routine homecare	1,473,968	1,380,548	6.8
Continuous care	43,197	45,417	(4.9)
General inpatient	31,670	33,985	(6.8)
Total days of care	1,548,835	1,459,950	6.1

The remaining increase in VITAS’ revenues for the first quarter of 2018 versus the first quarter of 2017 was primarily comprised of a geographically weighted average Medicare reimbursement rate increase of approximately 0.7%, and a $1.8 million reversal of Medicare cap liability related to the fourth quarter of 2017.  These increases were offset by the $5.5 million change in classification related to the adoption of the new revenue recognition standard.

Over 90% of VITAS’ service revenues for the period were from Medicare and Medicaid.

The increase in plumbing revenues for the first quarter of 2018 versus 2017 is attributable to a 12.1% increase in price and service mix shift and an 8.2% increase in job count.  Drain cleaning revenues for the first quarter of 2018 versus 2017 reflect a 7.4% increase in price and service mix shift and a 3.8% increase in job count.  Water restoration for the first quarter of 2018 versus 2017 increased 52.2% as a result of continued expansion of this service offering.  Contractor operations increased 12.2% mainly due to their expansion into water restoration. Revenue was negatively impacted by the change in the classification of $1.9 million due to the adoption of the new revenue recognition standard.

            The consolidated gross margin was 30.7% in the first quarter of 2018 as compared with 29.7% in the first quarter of 2017.  On a segment basis, VITAS’ gross margin was 22.2% in the first quarter of 2018 as compared with 21.5%, in the first quarter of 2017.  The increase in VITAS gross margin is the result of improved labor and ancillary cost management offset by a $2.8 million change in classification of implicit price concessions from selling, general and administrative expenses to revenue for the first quarter of 2018 as a result of the new revenue recognition standard.  The Roto-Rooter segment’s gross margin was 47.5% for the first quarter of 2018 compared with 48.6% in the first quarter of 2017. The decrease in Roto-Rooter gross margin is primarily related to the change in the classification of $1.9 million of implicit price concessions as a result of the new revenue recognition standard.

Selling, general and administrative expenses (“SG&A”) comprise (in thousands):

	Three months ended March 31,
	2018	2017
SG&A expenses before market value adjustments of deferred compensation
plans, long-term incentive compensation, and OIG investigation expenses	$66,220	$63,732
Long-term incentive compensation	1,920	961
Impact of market value adjustments related to assets held in deferred
compensation trusts	860	2,615
Expenses related to OIG investigation	-	2,150
Total SG&A expenses	$69,000	$69,458

SG&A expenses before long-term incentive compensation, expenses related to OIG investigation and the impact of market value adjustments related to assets held in deferred compensation trusts for the first quarter of 2018 were up 3.9% when compared to the first quarter of 2017. This increase was mainly a result of the increase in variable selling expenses caused by increased revenue and increased advertising expense at Roto-Rooter offset by $4.7 million of implicit price concessions being classified  in revenue versus selling, general and administrative expenses due to the new revenue recognition standard.

During the first quarter of 2018, we recorded a net $51,000 gain on sale of fixed assets.  In prior periods this gain or loss was recorded in other income/(expense).  Other operating expense in 2017 was $873,000.  This was related to the closure of the programs in one state at Vitas.

Other income/(expense) - net comprise (in thousands):

	Three months ended March 31,
	2018	2017
Market value adjustment on assets held in
deferred compensation trusts	$860	$2,615
Interest income	158	85
Other	-	(237)
Total other income - net	$1,018	$2,463

Our effective income tax rate was 19.9% in the first quarter of 2018 compared to 30.5% during the first quarter of 2017.  The decline was primarily the result of the President of the United States signing into law H.R.1, “An Act to Provide for Reconciliation Pursuant to Titles II and V of the Concurrent Resolution on the Budget for Fiscal Year 2018” ( the “Act”).  The Act amends the Internal Revenue Code to reduce tax rates and modifies policies, credits, and deductions for individuals and businesses.  Excess tax benefit on stock options reduced our income tax expenses by $3.8 million and $3.7 million, respectively for the quarters ended March 31, 2018 and 2017.

Net income for both periods included the following after-tax items/adjustments that (reduced) or increased after-tax earnings (in thousands):

	Three months ended March 31,
	2018	2017
VITAS
Medicare cap sequestration adjustment	$(263)	$-
Expenses related to OIG investigation	-	(1,328)
Program closure expenses	-	(513)
Corporate
Excess tax benefits on stock compensation	3,798	3,695
Stock option expense	(2,891)	(1,897)
Long-term incentive compensation	(1,499)	(608)
Total	$(855)	$(651)

Three months ended March 31, 2018 versus 2017 - Segment Results

The change in net income/(loss) for the first quarter of 2018 versus the first quarter of 2017 is due to (in thousands):

	Increase/(Decrease)
	Amount	Percent
VITAS	$11,418	55.4
Roto-Rooter	8,314	56.9
Corporate	(4,580)	(85.2)
	$15,152	50.8

VITAS’ after-tax earnings were positively impacted in 2018 compared to 2017 due to higher revenue and improved gross margins as well as a reduced effective tax rate.  After-tax earnings as a percent of revenue in the first quarter of 2018 were 11.0%, an increase of 3.7% over the first quarter of 2017.

Roto-Rooter’s net income was positively impacted in 2018 compared to 2017 primarily by a $9.5 million revenue increase in Roto-Rooter’s water restoration line of business and a $10.5 million increase in plumbing revenue, combined with stable gross margins as well as a reduced effective tax rate.  After-tax earnings as a percent of revenue at Roto-Rooter in the first quarter of 2018 was 15.6% as compared to 11.8% in the first quarter of 2017.

After-tax Corporate expenses for 2018 increased 85.2% when compared to 2017 due to increased long term incentive compensation expense, a decrease in other income related to deferred compensation market valuation adjustments, as well as a $1.3 million decrease in tax benefit related to tax reform.

CHEMED CORPORATION AND SUBSIDIARY COMPANIES
CONSOLIDATING STATEMENTS OF INCOME
FOR THE THREE MONTHS ENDED MARCH 31, 2018
(in thousands)(unaudited)

				Chemed
	VITAS	Roto-Rooter	Corporate	Consolidated
2018 (a)
Service revenues and sales	$292,013	$147,163	$-	$439,176
Cost of services provided and goods sold	227,256	77,280	-	304,536
Selling, general and administrative expenses	20,510	36,098	12,392	69,000
Depreciation	4,797	4,443	27	9,267
Amortization	-	27	-	27
Other operating expenses/(income)	(18)	(33)	-	(51)
Total costs and expenses	252,545	117,815	12,419	382,779
Income/(loss) from operations	39,468	29,348	(12,419)	56,397
Interest expense	(52)	(91)	(1,064)	(1,207)
Intercompany interest income/(expense)	3,095	1,677	(4,772)	-
Other income/(expense)—net	142	16	860	1,018
Income/(expense) before income taxes	42,653	30,950	(17,395)	56,208
Income taxes	(10,638)	(8,012)	7,438	(11,212)
Net income/(loss)	$32,015	$22,938	$(9,957)	$44,996

(a) The following amounts are included in net income (in thousands):
				Chemed
	VITAS	Roto-Rooter	Corporate	Consolidated
Pretax benefit/(cost):
Stock option expense	$-	$-	$(3,653)	$(3,653)
Long-term incentive compensation	-	-	(1,920)	(1,920)
Medicare cap sequestration adjustment	(352)	-	-	(352)
Total	$(352)	$-	$(5,573)	$(5,925)

				Chemed
	VITAS	Roto-Rooter	Corporate	Consolidated
After-tax benefit/(cost):
Stock option expense	$-	$-	$(2,891)	$(2,891)
Long-term incentive compensation	-	-	(1,499)	(1,499)
Medicare cap sequestration adjustment	(263)	-	-	(263)
Excess tax benefits on stock compensation	-	-	3,798	3,798
Total	$(263)	$-	$(592)	$(855)

CHEMED CORPORATION AND SUBSIDIARY COMPANIES
CONSOLIDATING STATEMENTS OF INCOME
FOR THE THREE MONTHS ENDED MARCH 31, 2017
(in thousands)(unaudited)

				Chemed
	VITAS	Roto-Rooter	Corporate	Consolidated
2017 (a)
Service revenues and sales	$282,316	$123,548	$-	$405,864
Cost of services provided and goods sold	221,678	63,462	-	285,140
Selling, general and administrative expenses	24,294	33,460	11,704	69,458
Depreciation	4,778	3,984	131	8,893
Amortization	14	32	-	46
Other operating expenses	873	-	-	873
Total costs and expenses	251,637	100,938	11,835	364,410
Income/(loss) from operations	30,679	22,610	(11,835)	41,454
Interest expense	(55)	(99)	(841)	(995)
Intercompany interest income/(expense)	2,702	1,310	(4,012)	-
Other income/(expense)—net	(80)	(72)	2,615	2,463
Income/(expense) before income taxes	33,246	23,749	(14,073)	42,922
Income taxes	(12,649)	(9,125)	8,696	(13,078)
Net income/(loss)	$20,597	$14,624	$(5,377)	$29,844

(a) The following amounts are included in net income (in thousands):
				Chemed
	VITAS	Roto-Rooter	Corporate	Consolidated
Pretax benefit/(cost):
Stock option expense	$-	$-	$(3,001)	$(3,001)
Long-term incentive compensation	-	-	(961)	(961)
Program closure expenses	(873)	-	-	(873)
Expenses related to OIG investigation	(2,150)	-	-	(2,150)
Total	$(3,023)	$-	$(3,962)	$(6,985)

				Chemed
	VITAS	Roto-Rooter	Corporate	Consolidated
After-tax benefit/(cost):
Stock option expense	$-	$-	$(1,897)	$(1,897)
Long-term incentive compensation	-	-	(608)	(608)
Program closure expenses	(513)	-	-	(513)
Expenses related to OIG investigation	(1,328)	-	-	(1,328)
Excess tax benefits on stock compensation	-	-	3,695	3,695
Total	$(1,841)	$-	$1,190	$(651)

Unaudited Consolidating Summary and Reconciliation of Adjusted EBITDA

Chemed Corporation and Subsidiary Companies
(in thousands)				Chemed
For the three months ended March 31, 2018	VITAS	Roto-Rooter	Corporate	Consolidated

Net income/(loss)	$32,015	$22,938	$(9,957)	$44,996
Add/(deduct):
Interest expense	52	91	1,064	1,207
Income taxes	10,638	8,012	(7,438)	11,212
Depreciation	4,797	4,443	27	9,267
Amortization	-	27	-	27
EBITDA	47,502	35,511	(16,304)	66,709
Add/(deduct):
Intercompany interest expense/(income)	(3,095)	(1,677)	4,772	-
Interest income	(142)	(16)	-	(158)
Medicare cap sequestration adjustment	352	-	-	352
Amortization of stock awards	70	65	156	291
Stock option expense	-	-	3,653	3,653
Long-term incentive compensation	-	-	1,920	1,920
Adjusted EBITDA	$44,687	$33,883	$(5,803)	$72,767

				Chemed
For the three months ended March 31, 2017	VITAS	Roto-Rooter	Corporate	Consolidated

Net income/(loss)	$20,597	$14,624	$(5,377)	$29,844
Add/(deduct):
Interest expense	55	99	841	995
Income taxes	12,649	9,125	(8,696)	13,078
Depreciation	4,778	3,984	131	8,893
Amortization	14	32	-	46
EBITDA	38,093	27,864	(13,101)	52,856
Add/(deduct):
Intercompany interest expense/(income)	(2,702)	(1,310)	4,012	-
Interest income	(70)	(15)	-	(85)
Program closure expenses	873	-	-	873
Expenses related to OIG investigation	2,150	-	-	2,150
Amortization of stock awards	78	70	188	336
Advertising cost adjustment	-	(274)	-	(274)
Stock option expense	-	-	3,001	3,001
Long-term incentive compensation	-	-	961	961
Adjusted EBITDA	$38,422	$26,335	$(4,939)	$59,818

RECONCILIATION OF ADJUSTED NET INCOME
(in thousands, except per share data)(unaudited)

	Three Months Ended March 31,
	2018	2017
Net income/(loss) as reported	$44,996	$29,844

Add/(deduct) after-tax cost of:
Excess tax benefits on stock compensation	(3,798)	(3,695)
Stock option expense	2,891	1,897
Long-term incentive compensation	1,499	608
Medicare cap sequestration adjustment	263	-
Expenses of OIG investigation	-	1,328
Program closure expenses	-	513
Adjusted net income	$45,851	$30,495

Diluted Earnings Per Share As Reported
Net income/(loss)	$2.66	$1.78
Average number of shares outstanding	16,887	16,801

Adjusted Diluted Earnings Per Share
Adjusted net income	$2.72	$1.82
Adjusted average number of shares outstanding	16,887	16,801

CHEMED CORPORATION AND SUBSIDIARY COMPANIES
OPERATING STATISTICS FOR VITAS SEGMENT
(unaudited)

	Three Months Ended March 31,
OPERATING STATISTICS	2018	2017
Net revenue ($000)
Homecare	$241,031	$224,562
Inpatient	22,108	23,246
Continuous care	30,766	32,857
Other	1,741	1,651
Subtotal	$295,646	$282,316
Room and board, net	(2,618)	-
Contractual allowances	(2,833)	-
Medicare cap allowance	1,818	-
Total	$292,013	$282,316
Net revenue as a percent of total before Medicare cap allowances
Homecare	81.5%	79.5%
Inpatient	7.5	8.2
Continuous care	10.4	11.6
Other	0.6	0.7
Subtotal	100.0	100.0
Room and board, net	(0.9)	-
Contractual allowances	(0.9)	-
Medicare cap allowance	0.6	-
Total	98.8%	100.0%
Average daily census (days)
Homecare	13,162	12,287
Nursing home	3,215	3,052
Routine homecare	16,377	15,339
Inpatient	352	378
Continuous care	480	505
Total	17,209	16,222
Total Admissions	18,279	17,563
Total Discharges	17,558	17,213
Average length of stay (days)	87.9	88.7
Median length of stay (days)	15.0	15.0
ADC by major diagnosis
Cerebro	36.2%	34.4%
Neurological	18.5	19.7
Cardio	16.4	16.6
Cancer	13.9	15.1
Respiratory	8.2	7.9
Other	6.8	6.3
Total	100.0%	100.0%
Admissions by major diagnosis
Cerebro	22.6	22.1%
Neurological	11.4	10.9
Cancer	28.0	29.5
Cardio	15.5	15.1
Respiratory	11.7	11.7
Other	10.8	10.7
Total	100.0%	100.0%
Direct patient care margins
Routine homecare	52.1%	51.3%
Inpatient	7.5	5.9
Continuous care	17.7	15.6
Homecare margin drivers (dollars per patient day)
Labor costs	$58.63	$58.64
Combined drug, HME and medical supplies	14.47	15.14
Inpatient margin drivers (dollars per patient day)
Labor costs	$362.75	$369.99
Continuous care margin drivers (dollars per patient day)
Labor costs	$567.51	$590.73
Estimated uncollectible accounts as a percent of revenues	1.0%	1.2%
Accounts receivable -- Days of revenue outstanding- excluding unapplied Medicare payments	32.6	35.9
Accounts receivable -- Days of revenue outstanding- including unapplied Medicare payments	31.4	24.9

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

The Company’s primary market risk exposure relates to interest rate risk exposure through its variable interest line of credit.  At March 31, 2018, the Company had $142.5 million of variable rate debt outstanding.  For each $10 million dollars borrowed under the credit facility, an increase or decrease of 100 basis points (1% point), increases or decreases the Company’s annual interest expense by $100,000.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Item 2(c). Purchases of Equity Securities by Issuer and Affiliated Purchasers

The following table shows the activity related to our share repurchase program for the first three months of 2018:

	Total Number of Shares Repurchased	Weighted Price Paid Per Share	Cumulative Shares Repurchased Under the Program	Dollar Amount Remaining Under The Program

January 1 through January 31, 2018	-	$-	7,815,718	$55,533,344
February 1 through February 28, 2018	96,890	258.26	7,912,608	30,510,279
March 1 through March 31, 2018	203,110	276.22	8,115,718	$124,407,878

First Quarter Total	300,000	$270.42

On March 6, 2018 our Board of Directors authorized an additional $150 million under the February 2011 Repurchase Program.

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

Chemed Corporation
(Registrant)

Dated:	April 27, 2018	By:	/s/ Kevin J. McNamara
Kevin J. McNamara
(President and Chief Executive Officer)

Dated:	April 27, 2018	By:	/s/ David P. Williams
David P. Williams
(Executive Vice President and Chief Financial Officer)

Dated:	April 27, 2018	By:	/s/ Michael D. Witzeman
Michael D. Witzeman
(Vice President and Controller)