Form 10-Q
period 2018-06-30
CHEMED CORP
filed 2018-07-30
CIK 19584

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)

☒    Quarterly Report Under Section 13 or 15 (d) of the Securities Exchange Act of 1934 For the Quarterly Period Ended June 30, 2018

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes	☐	No	☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Amount	Date

Capital Stock $1 Par Value	16,089,379 Shares	June 30, 2018

CHEMED CORPORATION AND
SUBSIDIARY COMPANIES

Index

Page No.
PART I. FINANCIAL INFORMATION:
Item 1. Financial Statements
Unaudited Consolidated Balance Sheets -
June 30, 2018 and December 31, 2017	3

Unaudited Consolidated Statements of Income -
Three and six months ended June 30, 2018 and 2017	4

Unaudited Consolidated Statements of Cash Flows -
Six months ended June 30, 2018 and 2017	5

Notes to Unaudited Consolidated Financial Statements	6

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	20

Item 3. Quantitative and Qualitative Disclosures about Market Risk	38

Item 4. Controls and Procedures	38

PART II. OTHER INFORMATION
Item 1. Legal Proceedings	38

Item 1A. Risk Factors	38

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	39

Item 3. Defaults Upon Senior Securities	39

Item 4. Mine Safety Disclosures	39

Item 5. Other Information	39

Item 6. Exhibits	40
EX – 31.1
EX – 31.2
EX – 31.3
EX – 32.1
EX – 32.2
EX – 32.3
EX – 101.INS
EX – 101.SCH
EX – 101.CAL
EX – 101.DEF
EX – 101.LAB
EX – 101.PRE

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
CHEMED CORPORATION AND SUBSIDIARY COMPANIES
UNAUDITED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	June 30, 2018	December 31, 2017
ASSETS
Current assets
Cash and cash equivalents	$12,668	$11,121
Accounts receivable less allowances (2017 - $15,175)	119,206	113,651
Inventories	5,696	5,334
Prepaid income taxes	19,666	29,848
Prepaid expenses	16,205	16,092
Total current assets	173,441	176,046
Investments of deferred compensation plans	67,573	62,067
Properties and equipment, at cost, less accumulated depreciation of $242,070 (2017 - $230,034)	145,903	143,034
Identifiable intangible assets less accumulated amortization of $32,961 (2017 - $32,887)	55,250	54,865
Goodwill	478,202	476,887
Other assets	7,845	7,127
Total Assets	$928,214	$920,026

LIABILITIES
Current liabilities
Accounts payable	$48,236	$48,372
Current portion of long-term debt	-	10,000
Accrued insurance	42,826	46,968
Accrued compensation	49,372	62,933
Accrued legal	823	1,786
Other current liabilities	25,159	23,463
Total current liabilities	166,416	193,522
Deferred income taxes	18,811	16,640
Long-term debt	103,400	91,200
Deferred compensation liabilities	66,154	61,800
Other liabilities	17,042	16,510
Total Liabilities	371,823	379,672
Commitments and contingencies (Note 10)
STOCKHOLDERS' EQUITY
Capital stock - authorized 80,000,000 shares $1 par; issued 35,141,361 shares (2017 - 34,732,192 shares)	35,141	34,732
Paid-in capital	744,228	695,797
Retained earnings	1,129,289	1,038,955
Treasury stock - 19,135,008 shares (2017 - 18,694,047)	(1,354,538)	(1,231,332)
Deferred compensation payable in Company stock	2,271	2,202
Total Stockholders' Equity	556,391	540,354
Total Liabilities and Stockholders' Equity	$928,214	$920,026

See accompanying notes to unaudited consolidated financial statements.

CHEMED CORPORATION AND SUBSIDIARY COMPANIES
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Service revenues and sales	$441,813	$415,059	$880,989	$820,923
Cost of services provided and goods sold (excluding depreciation)	305,741	285,852	610,277	570,992
Selling, general and administrative expenses	68,297	68,654	137,297	138,112
Depreciation	9,718	8,833	18,985	17,726
Amortization	34	32	61	78
Other operating expenses/(income)	(118)	90,636	(169)	91,509
Total costs and expenses	383,672	454,007	766,451	818,417
Income/(loss) from operations	58,141	(38,948)	114,538	2,506
Interest expense	(1,524)	(1,121)	(2,731)	(2,116)
Other income - net	1,038	1,653	2,056	4,116
Income/(loss) before income taxes	57,655	(38,416)	113,863	4,506
Income taxes	(2,684)	16,760	(13,896)	3,682
Net income/(loss)	$54,971	$(21,656)	$99,967	$8,188

Earnings Per Share:
Net income/(loss)	$3.43	$(1.35)	$6.22	$0.51
Average number of shares outstanding	16,035	16,010	16,067	16,114

Diluted Earnings Per Share:
Net income/(loss)	$3.27	$(1.35)	$5.93	$0.49
Average number of shares outstanding	16,811	16,010	16,854	16,758

Cash Dividends Per Share	$0.28	$0.26	$0.56	$0.52

See accompanying notes to unaudited consolidated financial statements.

CHEMED CORPORATION AND SUBSIDIARY COMPANIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Six Months Ended June 30,
	2018	2017
Cash Flows from Operating Activities
Net income	$99,967	$8,188
Adjustments to reconcile net income to net cash provided
by operating activities:
Depreciation and amortization	19,046	17,804
Stock option expense	7,305	6,055
Noncash long-term incentive compensation	2,942	1,783
Provision/(benefit) for deferred income taxes	2,173	(34,876)
Noncash directors' compensation	766	766
Amortization of restricted stock awards	446	638
Amortization of debt issuance costs	288	258
Litigation settlement	-	90,000
Provision for uncollectible accounts receivable	-	8,250
Changes in operating assets and liabilities:
(Increase)/decrease in accounts receivable	(6,057)	5,804
(Increase)/decrease in inventories	(362)	137
Increase in prepaid expenses	(113)	(1,573)
Decrease in accounts payable and other current liabilities	(14,909)	(6,931)
Change in current income taxes	10,136	2,982
Increase in other assets	(5,667)	(4,152)
Increase in other liabilities	4,889	3,754
Other sources	186	1,437
Net cash provided by operating activities	121,036	100,324
Cash Flows from Investing Activities
Capital expenditures	(23,872)	(28,133)
Business combinations	(1,875)	(525)
Other sources	533	87
Net cash used by investing activities	(25,214)	(28,571)
Cash Flows from Financing Activities
Proceeds from revolving line of credit	358,350	135,800
Payments on revolving line of credit	(281,150)	(115,800)
Purchases of treasury stock	(84,304)	(85,063)
Payments on other long-term debt	(75,000)	(3,750)
Capital stock surrendered to pay taxes on stock-based compensation	(21,022)	(5,716)
Proceeds from exercise of stock options	20,209	10,398
Dividends paid	(9,016)	(8,396)
Debt issuance costs	(968)	-
Change in cash overdrafts payable	(711)	(1,090)
Other (uses)/sources	(663)	307
Net cash used by financing activities	(94,275)	(73,310)
Increase/(Decrease) in Cash and Cash Equivalents	1,547	(1,557)
Cash and cash equivalents at beginning of year	11,121	15,310
Cash and cash equivalents at end of period	$12,668	$13,753

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

INCOME TAXES
The enactment of the Tax Cuts and Jobs Act (“the Act”) and subsequent issue of SAB 118 provides for a measurement period not to exceed one year in order to complete implementation of the Act. We have recognized and disclosed provisional amounts for material items in the prior period. We expect to complete our implementation within one year consistent with SAB 118.  We have not recognized a provisional amount for GILTI tax as we do not expect this to materially impact the financial statements. We have not adjusted or recognized any other provisional amounts related to the Act during the quarter and year ended June 30, 2018.

Our effective income tax rate was 4.7% in the second quarter of 2018 (expense) compared to 43.6% during the second quarter of 2017 (benefit).   Excess tax benefit on stock options reduced our income tax expenses by $11.7 million and $2.6 million, respectively for the quarters ended June 30, 2018 and 2017.  The benefit in 2017 relates to a $90.0 million charge taken for a legal settlement.

Our effective income tax rate was 12.2% for the first six months ended June 30, 2018 (expense) compared to 81.7% during the first six months ended of 2017 (benefit).   Excess tax benefit on stock options reduced our income tax expenses by $15.5 million and $6.3 million, respectively for the years ended June 30, 2018 and 2017.  The benefit in 2017 relates to a $90.0 million charge taken for a legal settlement.

NON-CASH TRANSACTIONS
Included in the accompanying Consolidated Balance Sheets are $1.3 million and $2.7 million of capitalized property and equipment which were not paid as of June 30, 2018 and December 31, 2017, respectively.  These amounts have been excluded from capital expenditures in the accompanying Consolidated Statements of Cash Flow.  There are no material non-cash amounts included in interest expense for any period presented.

2.   Revenue Recognition

In May 2014, the FASB issued Accounting Standards Update “ASU No. 2014-09 – Revenue from Contracts with Customers.”  The standard and subsequent amendments are theoretically intended to develop a common revenue standard for removing inconsistencies and weaknesses, improve comparability, provide for more useful information to users through improved disclosure requirements and simplify the preparation of financial statements.  The standard is also referred to as Accounting Standards Codification No. 606 (“ASC606”).  We adopted ASC 606 effective January 1, 2018.  The required disclosures of ASC 606 and impact of adoption are discussed below for each of our operating subsidiaries.

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

Care is provided to patients regardless of their ability to pay.  Patients who meet our criteria for charity care are provided care without charge.  There is no revenue or associated accounts receivable in the accompanying consolidated financial statements related to charity care.  The cost of providing charity care during the quarters ended June 30, 2018 and 2017 was $2.1 million and $1.8 million, respectively.  The cost of providing charity care during the first six months ended June 30, 2018 and 2017 was $4.2 million and $3.7 million, respectively. The cost of charity care is included in cost of services provided and goods sold and is calculated by taking the ratio of charity care days to total days of care and multiplying by the total cost of care.

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

We are subject to certain limitations on Medicare payments for services which are considered variable consideration, as follows:

Inpatient Cap.  If the number of inpatient care days any hospice program provides to Medicare beneficiaries exceeds 20% of the total days of hospice care such program provided to all Medicare patients for an annual period beginning September 28, the days in excess of the 20% figure may be reimbursed only at the routine homecare rate. None of VITAS’ hospice programs exceeded the payment limits on inpatient services during the three and six months ended June 30, 2018 and 2017.

Medicare Cap.  We are also subject to a Medicare annual per-beneficiary cap (“Medicare cap”). Compliance with the Medicare cap is measured in one of two ways based on a provider election. The “streamlined” method compares total Medicare payments received under a Medicare provider number with respect to services provided to all Medicare hospice care beneficiaries in the program or programs covered by that Medicare provider number between November 1 of each year and October 31 of the following year with the product of the per-beneficiary cap amount and the number of Medicare beneficiaries electing hospice care for the first time from that hospice program or programs from September 28 through September 27 of the following year.  At June 30, 2018 all our programs except one are using the “streamlined” method.

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

In 2013, the U.S. government implemented automatic budget reductions of 2.0% for all government payees, including hospice benefits paid under the Medicare program. In 2015, CMS determined that the Medicare cap should be calculated “as if” sequestration did not occur. As a result of this decision, VITAS has received notification from our third party intermediary that an additional $2.7 million is owed for Medicare cap in three programs arising during the 2013 through 2017 measurement periods. The amounts are automatically deducted from our semi-monthly PIP payments. We do not believe that CMS is authorized under the sequestration authority or the statutory methodology for establishing the Medicare cap to the amounts they have withheld and intend to withhold under their current “as if” methodology. We have appealed CMS’s methodology change.

During the quarter ended June 30, 2018, we recorded $355,000 in net Medicare cap revenue reduction related to one program for the 2018 government fiscal year.  Additionally, we recorded $181,000 related to adjustments of prior year cap liabilities.

During the six months ended June 30, 2018, we reversed $1.5 million of the $2.4 million Medicare cap revenue reduction recognized in the fourth quarter of 2017 due to improved metrics in two VITAS programs offset by $181,000 related to adjustments of prior year cap liabilities.

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

The composition of patient care service revenue by payor and level of care for the quarter ended June 30, 2018 is as follows (in thousands):

	Medicare	Medicaid	Commercial	Total
Routine home care	$232,637	$12,019	$5,725	$250,381
Continuous care	27,581	1,428	1,504	30,513
Inpatient care	17,029	1,853	1,195	20,077
	$277,247	$15,300	$8,424	$300,971

All other revenue - self-pay, respite care, etc.				1,998
Subtotal				$302,969
Medicare cap adjustment				(536)
Implicit price concessions				(2,959)
Room and board, net				(2,675)
Net revenue				$296,799

The composition of patient care service revenue by payor and level of care for the six months ended June 30, 2018 is as follows (in thousands):

	Medicare	Medicaid	Commercial	Total
Routine home care	$456,658	$23,299	$11,455	$491,412
Continuous care	55,213	3,031	3,035	61,279
Inpatient care	35,887	3,901	2,398	42,186
	$547,758	$30,231	$16,888	$594,877

All other revenue - self-pay, respite care, etc.				3,740
Subtotal				$598,617
Medicare cap adjustment				1,282
Implicit price concessions				(5,792)
Room and board, net				(5,294)
Net revenue				$588,813

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

Roto-Rooter owns and operates branches focusing mainly on large population centers in the United States.  Roto-Rooter’s primary lines of business in company-owned branches consist of plumbing, sewer and drain cleaning, excavation and water restoration.  For purposes of ASC 606 analysis, plumbing, sewer and drain cleaning, and excavation have been combined into one portfolio and are referred to as “short-term core services”.  Water restoration is analyzed as a separate portfolio.  The following describes the key characteristics of these portfolios:

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

The composition of disaggregated revenue for the quarter ended June 30, 2018 are as follows (in thousands):

Short-term core service jobs	$105,086
Water restoration	24,765
Contractor revenue	12,366
Franchise fees	1,574
All other	2,835
Subtotal	$146,626
Implicit price concessions and credit memos	(1,612)
Net revenue	$145,014

The composition of disaggregated revenue for the six months ended June 30, 2018 are as follow (in thousands):

Short-term core service jobs	$209,172
Water restoration	52,502
Contractor revenue	24,731
Franchise fees	3,165
All other	6,155
Subtotal	$295,725
Implicit price concessions and credit memos	(3,549)
Net revenue	$292,176

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

For VITAS, expenses related to payor audits and reviews, as well as variable consideration estimated for patient deductibles and coinsurance, have been historically estimated as revenue was recognized and classified as bad debt expense, included in the consolidated statements of income as selling, general and administrative expense.  Upon adoption of ASC 606, these expenses are classified as contra-revenue.  There is no change in the timing of recognition related to the variable consideration.  The amount of these expenses during the three and six months ended June 30, 2018 was $3.0 million and $5.8 million, respectively.

Also for VITAS, the 5% net expense related to Medicaid room and board has been historically recorded on a net basis in cost of services provided in the consolidated income statements.  Upon adoption of ASC 606, due to the change in the residual value method required by ASC 606, the expense will be classified as a contra-revenue.  The amount of the change in the classification for these expenses during the three and six months ended June 30, 2018 was $2.7 million and $5.3 million, respectively.  There has been no change in the evaluation of Medicaid room and board related to net versus gross presentation.

Related to Roto-Rooter, expenses related to post-invoice variable consideration in our short-term core portfolio, and adjustments made subsequent to initial estimates related to allowances taken by insurance companies for water restoration, have been classified as a contra-revenue account in the statements of income.  These amounts were previously classified as bad debt expense in SG&A.  The amount of the change in classification for these expenses during the three and six months ended June 30, 2018 was $1.6 million and $3.5 million, respectively.  The initial estimate related to allowances taken by insurance companies for water restoration services have historically been classified as contra-revenue and did not change as a result of the transition.

There was no material impact on the consolidated balance sheets related to the initial adoption.  There is no impact to consolidated net income as a result of the initial adoption.  As a result of the change in classification in the statements of income, amounts previously included in the provision for uncollectible accounts in the statements of cash flow have been included in the decrease/(increase) in accounts receivable line item in 2018.  The total impact of the change from prior revenue guidance (ASC 605) to guidance adopted on January 1, 2018 related to classification in the statements of income is as follows (in thousands):

	Impact for the three months ended June 30, 2018
	ASC 605	Adjustment	ASC 606
Service revenue and sales	$449,059	$(7,246)	$441,813
Cost of services provided and goods sold	308,416	(2,675)	305,741
Selling, general and administrative expenses	72,868	(4,571)	68,297

	Impact for the six months ended June 30, 2018
	ASC 605	Adjustment	ASC 606
Service revenue and sales	$895,624	$(14,635)	$880,989
Cost of services provided and goods sold	615,571	(5,294)	610,277
Selling, general and administrative expenses	146,638	(9,341)	137,297

3.   Segments

Service revenues and sales by business segment are shown in Footnote 2.   After-tax earnings by business segment are as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
After-tax Income/(Loss)
VITAS	$31,785	$(32,254)	$63,800	$(11,657)
Roto-Rooter	25,298	17,058	48,236	31,682
Total	57,083	(15,196)	112,036	20,025
Corporate	(2,112)	(6,460)	(12,069)	(11,837)
Net income	$54,971	$(21,656)	$99,967	$8,188

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

4.  Earnings/(Loss) per Share

Earnings per share (“EPS”) are computed using the weighted average number of shares of capital stock outstanding.  Earnings and diluted earnings per share are computed as follows (in thousands, except per share data):

	Net Income
For the Three Months Ended June 30,	Income	Shares	Earnings per Share
2018
Earnings	$54,971	16,035	$3.43
Dilutive stock options	-	674
Nonvested stock awards	-	102
Diluted earnings	$54,971	16,811	$3.27

2017
Loss	$(21,656)	16,010	$(1.35)
Dilutive stock options	-	-
Nonvested stock awards	-	-
Diluted loss	$(21,656)	16,010	$(1.35)

	Net Income
For the Six Months Ended June 30,	Income	Shares	Earnings per Share
2018
Earnings	$99,967	16,067	$6.22
Dilutive stock options	-	683
Nonvested stock awards	-	104
Diluted earnings	$99,967	16,854	$5.93

2017
Earnings	$8,188	16,114	$0.51
Dilutive stock options	-	557
Nonvested stock awards	-	87
Diluted earnings	$8,188	16,758	$0.49

For the three and six month periods ended June 30, 2018, there were no stock options excluded in the computation of dilutive earnings per share because they would have been anti-dilutive.

For the three months ended June 30, 2017, all stock options and nonvested stock awards were excluded in the calculation of dilutive earnings per share as they would be anti-dilutive due to the net loss for the period.

For the six month period ended June 30, 2017, there were no stock options excluded in the computation of dilutive earnings per share because they would have been anti-dilutive.

5.   Long-Term Debt and Lines of Credit

On June 20, 2018, we replaced our existing credit agreement with the Fourth Amended and Restated Credit Agreement (“2018 Credit Agreement”).  Terms of the 2018 Credit Agreement consist of a five-year, $450 million revolving credit facility and a $150 million expansion feature, which may consist of term loans or additional revolving commitments.  The interest rate at the inception of the agreement is LIBOR plus 100 basis points.  The 2018 Credit Agreement has a floating interest rate that is generally LIBOR plus a tiered additional rate which varies based on our current leverage ratio.  The amount outstanding as of June 30, 2018 is $103.4 million.

Debt issuance costs associated with the prior credit agreement were not written off as the lenders and their relative percentages participation in the facility did not change.  With respect to the 2018 Credit Agreement, deferred financing costs were $1.0 million.

The 2018 Credit Agreement contains the following quarterly financial covenants:

Description	Requirement

Leverage Ratio (Consolidated Indebtedness/Consolidated Adj. EBITDA)	< 3.50 to 1.00

Fixed Charge Coverage Ratio (Consolidated Free Cash Flow/Consolidated Fixed Charges)	> 1.50 to 1.00

We are in compliance with all debt covenants as of June 30, 2018. We have issued $36.4 million in standby letters of credit as of June 30, 2018 mainly for insurance purposes.  Issued letters of credit reduce our available credit under the 2018 Credit Agreement.  As of June 30, 2018, we have approximately $310.2 million of unused lines of credit available and eligible to be drawn down under our revolving credit facility.

6.   Other Operating (Income)/Expenses

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017

Accrued litigation settlement	$(204)	$90,000	$(204)	$90,000
Program closure expenses	-	636	-	1,509
Loss on disposal of fixed assets	86	-	35	-
Total other operating (income)/expenses	$(118)	$90,636	$(169)	$91,509

In June 2017, we recorded a $90.0 million charge for the settlement of a lawsuit at VITAS.  See Footnote 10 for a detailed description.

7.   Other Income – Net

Other income -- net comprises the following (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Market value adjustment on assets held in
deferred compensation trust	$779	$1,587	$1,638	$4,202
Interest income	259	161	417	245
Other - net	-	(95)	1	(331)
Total other income - net	$1,038	$1,653	$2,056	$4,116

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

Three months ended June 30,		Six months ended June 30,
2018	2017	2018	2017
$4,807	$4,551	$9,974	$10,709

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

The Spottiswood Settlement has also been resolved upon VITAS’s agreement to pay $500,000 to the State of Illinois.    This case was dismissed on May 14, 2018.

The Company previously recorded a $90 million loss reserve ($55.8 million after-tax) related to the Settlement Agreement, Spottiswood Settlement, and associated costs in the second quarter of 2017.  As of June 30, 2018, an accrual of $300,000 remains on the consolidated balance sheet relating to unpaid legal and administrative fees.

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

The costs incurred related to U.S. v. Vitas and related regulatory matters were $2.1 million and $4.2 million for the quarter and year to date June 30, 2017, respectively.  No significant costs were incurred during the quarter and six months ended June 30, 2018, respectively.

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

11.   Concentration of Risk

During the quarter VITAS had pharmacy services agreements with one service provider to provide specified pharmacy services for VITAS and its hospice patients.  VITAS made purchases from this provider of $8.5 and $8.2 million for the three months ended June 30, 2018 and 2017, respectively.  VITAS made purchases from this provider of $16.8 and $17.0 million for the first six months ended June 30, 2018 and 2017, respectively.  Purchases from this provider represent more than 90% of all pharmacy services used by VITAS during each period presented.

12.   Cash Overdrafts and Cash Equivalents

There are $14.6 million in cash overdrafts payable included in accounts payable at June 30, 2018 (December 31, 2017 - $15.3 million).

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

The following shows the carrying value, fair value and the hierarchy for our financial instruments as of June 30, 2018 (in thousands):

		Fair Value Measure
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Mutual fund investments of deferred
compensation plans held in trust	$67,573	$67,573	$-	$-
Total debt	103,400	-	103,400	-

The following shows the carrying value, fair value and the hierarchy for our financial instruments as of December 31, 2017 (in thousands):

		Fair Value Measure
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Mutual fund investments of deferred
compensation plans held in trust	$62,067	$62,067	$-	$-
Total debt	101,200	-	101,200	-

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

14.   Capital Stock Repurchase Plan Transactions

We repurchased the following capital stock for the three and six months ended June 30, 2018 and 2017:

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017

Total cost of repurchased shares (in thousands)	$3,179	$30,801	$84,304	$102,313
Shares repurchased	10,000	150,000	310,000	780,134
Weighted average price per share	$317.86	$205.34	$271.95	$131.15

In March 2018, the Board of Directors authorized an additional $150.0 million for stock repurchase under Chemed’s existing share repurchase program. We currently have $121.2 million of authorization remaining under this share repurchase plan.

15.   Recent Accounting Standards

In February 2016, the FASB issued Accounting Standards Update “ASU No. 2016-02 – Leases” which introduces a lessee model that brings most leases on to the balance sheets and updates lessor accounting to align with changes in the lessee model and the revenue recognition standard.   The guidance is effective for fiscal years beginning after December 15, 2018.  We have identified and contracted with a software vendor for the technology to support compliance with the ASU.  The implementation effort to populate the software with our outstanding leases is underway.  Based on the provisions of the ASU, we anticipate a material increase in both assets and liabilities when our current operating lease contracts are recorded on the balance sheets.  We do not yet have a dollar estimate of the impact.  We do not anticipate a material impact to overall net income or cash flows.

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

In June 2018, the FASB issued Accounting Standards Update “ASU No. 2018-07 – Compensation – Stock Compensation”.  The ASU expands the scope of current guidance to include all share-based payment arrangements related to the acquisition of goods and services from both non-employees and employees.  The guidance in the ASU is effective for the Company in all fiscal years beginning after December 15, 2018.  We are currently evaluating the impact of this standard on our consolidated financial statements, if any.

16.   Goodwill

During the first six months of 2018, we completed two business combination within our Roto-Rooter segment for $1.9 million in cash.  A substantial portion of the aggregate purchase price was allocated to goodwill as shown below.  The operating results of this business combination have been included in our results of operations since the acquisition date and are not material for the quarter and year to date ended June 30, 2018 or for the comparable prior year period.

Shown below is movement in Goodwill (in thousands):

	Vitas	Roto-Rooter	Total
Balance at December 31, 2017	$328,301	$148,586	$476,887
Business combinations	-	1,404	1,404
Foreign currency adjustments	-	(89)	(89)
Balance at June 30, 2018	$328,301	$149,901	$478,202

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

The following is a summary of the key operating results (in thousands except per share amounts):

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Service revenues and sales	$441,813	$415,059	$880,989	$820,923
Net income/(loss)	$54,971	$(21,656)	$99,967	$8,188
Diluted EPS/(LPS)	$3.27	$(1.35)	$5.93	$0.49
Adjusted net income	$47,158	$35,907	$93,009	$66,402
Adjusted diluted EPS	$2.81	$2.15	$5.52	$3.96
Adjusted EBITDA	$73,682	$68,497	$146,449	$128,316
Adjusted EBITDA as a % of revenue	16.7%	16.5%	16.6%	15.6%

Adjusted net income, adjusted diluted EPS, earnings before interest, taxes and depreciation and amortization (“EBITDA”), Adjusted EBITDA and Adjusted EBITDA as a percent of revenue are not measures derived in accordance with US GAAP.  We provide non-GAAP measures to help readers evaluate our operating results and to compare our operating performance with that of similar companies that have different capital structures.  Our non-GAAP measures should not be considered in isolation or as a substitute for comparable measures presented in accordance with GAAP.  A reconciliation of our non-GAAP measures is presented on pages 30-36.

Effective January 1, 2018 the Company adopted ASU No. 2014-09 – Revenue from Contracts with Customers.  This resulted in the change in classification of net room and board expenses associated with certain patients residing in nursing homes classified from cost of services to revenue.  The amount of the change in classification was $2.6 million and $5.3 million for the three and six months ended June 30, 2018.  Additionally, approximately $4.6 million and $9.3 million that was historically considered bad debt expenses previously classified in selling, general and administrative expenses were recorded in revenue for the three and six months ended June 30, 2018.  The Company adopted the standard on a modified retrospective basis for all contracts.  Thus, 2017 has not been restated to conform with the 2018 presentation.  Footnote 2 to the Consolidated Financial Statements gives a complete description of the Company’s adoption.

For the three months ended June 30, 2018, the increase in consolidated service revenues and sales was driven by an 11.3% increase at Roto-Rooter and a 4.2% increase at VITAS.  The increase in service revenues at Roto-Rooter was driven by an increase in all major service lines offset by a $1.6 million decrease related to the adoption of the new revenue recognition standard.  The increase in service revenues at Vitas is comprised primarily of a 0.6% geographically weighted average Medicare reimbursement rate increase, a 7.6% increase in average daily census, offset by $536,000 in Medicare cap revenue reduction, acuity mix shift and a $5.6 million decrease related to the adoption of the new revenue recognition standard.  See page 37 for additional VITAS operating metrics.

For the six months ended June 30, 2018, the increase in consolidated service revenues and sales was driven by a 15.1% increase at Roto-Rooter and a 3.8% increase at VITAS.  The increase in service revenues at Roto-Rooter was driven by an increase in all major service lines offset by a $3.5 million decrease related to the adoption of the new revenue recognition standard.  The increase in service revenues at Vitas is comprised primarily of a 0.6% geographically weighted average Medicare reimbursement rate increase, a 6.9% increase in average daily census, a $1.3 million reversal of the Medicare cap liability (versus expense of $247,000) in the same period of 2017 offset by acuity mix shift and a $11.1 million decrease related to the adoption of the new revenue recognition standard.  See page 37 for additional VITAS operating metrics.

Our effective income tax rate was 4.7% in the second quarter of 2018 (tax expense) compared to 43.6% during the second quarter of 2017 (tax benefit).  Our effective income tax rate was 12.2% for the year ended June 30, 2018 (tax expense) compared to 81.7% during the year ended June 30, 2017 (tax benefit).  The tax benefit in 2017 was the result of a $90.0 million pre-tax charge taken in the second quarter related to a lawsuit settlement.  Additionally, law H.R.1, “An Act to Provide for Reconciliation Pursant to Titles II and V of the Concurrent Resolution on the Budget for Fiscal Year 2018” ( the “Act”) reduced our overall effective tax rate.  The Act amends the Internal Revenue Code to reduce tax rates and modifies policies, credits, and deductions for individuals and businesses.  Excess tax benefit on stock options reduced our income tax expense by $11.7 million and $2.6 million, respectively for the quarter ended June 30, 2018 and 2017. Excess tax benefit on stock options reduced our income tax expense by $15.5 million and $6.3 million, respectively for the six months ended June 30, 2018 and 2017.

VITAS expects its full-year 2018 revenue growth, prior to Medicare cap, to be in the range of 4.0% to 5.0%.  Admissions are estimated to expand approximately 4.5% to 5.0% and Average Daily Census in 2018 is estimated to expand approximately 5.5%.  Adjusted EBITDA margin, prior to Medicare cap, is estimated to be 15.9%.  This guidance includes $2.5 million for Medicare cap billing limitations. Roto-Rooter expects full-year 2018 revenue growth of 12.0% to 13.0%.  The revenue estimate is a based upon increased job pricing of approximately 2.0% and continued growth in water restoration services.  Adjusted EBITDA margin for 2018 is estimated in the range of 24.0%.  We anticipate that our operating income and cash flows will be sufficient to operate our businesses and meet any commitments for the foreseeable future.

Financial Condition
Liquidity and Capital Resources
Material changes in the balance sheet accounts from December 31, 2017 to June 30, 2018 include the following:

•	A $5.6 million increase in accounts receivable due to timing of payments.
•	A $10.2 million decrease in prepaid taxes due to timing of payments.
•	A $14.6 million decrease in accrued compensation due to the payments of cash bonuses in 2018 accrued in 2017.

Net cash provided by operating activities increased $20.7 million from June 30, 2017 to June 30, 2018 mainly as a result of a $91.8 million increase in net income offset by the after-tax impact of the litigation settlement recorded in 2017.  Significant changes in our accounts receivable balances are typically driven mainly by the timing of payments received from the Federal government at our VITAS subsidiary.  We typically receive a payment in excess of $40.0 million from the Federal government from hospice services every other Friday.  The timing of period end will have a significant impact on the accounts receivable at VITAS.  These changes generally normalize over a two year period, as cash flow variations in one year are offset in the following year.

Management continually evaluates cash utilization alternatives, including share repurchase, debt repurchase, acquisitions and increased dividends to determine the most beneficial use of available capital resources.

On June 20, 2018, we replaced our existing credit agreement with the Fourth Amended and Restated Credit Agreement (“2018 Credit Agreement”).  Terms of the 2018 Credit Agreement consist of a five-year, $450 million revolving credit facility and a $150 million expansion feature, which may consist of term loans or additional revolving commitments. The revolving credit facility has a five-year maturity with principal payments due at maturity.  The interest rate at the inception of the agreement is LIBOR plus 100 basis points.  The 2018 Credit Agreement has a floating interest rate that is generally LIBOR plus a tiered additional rate which varies based on our current leverage ratio.

We have issued $36.4 million in standby letters of credit as of June 30, 2018, mainly for insurance purposes.  Issued letters of credit reduce our available credit under the revolving credit agreement.  As of June 30, 2018, we have approximately $310.2 million of unused lines of credit available and eligible to be drawn down under our revolving credit facility. Management believes its liquidity and sources of capital are satisfactory for the Company’s needs in the foreseeable future.

Commitments and Contingencies
Collectively, the terms of our credit agreements require us to meet various financial covenants, to be tested quarterly.  We are in compliance with all financial and other debt covenants as of June 30, 2018 and anticipate remaining in compliance throughout the foreseeable future.

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

The Spottiswood Settlement has also been resolved upon VITAS’s agreement to pay $500,000 to the State of Illinois.  This case was dismissed on May 14, 2018.

The Company previously recorded a $90 million loss reserve ($55.8 million after-tax) related to the Settlement Agreement, Spottiswood Settlement, and associated costs in the second quarter of 2017.  As of June 30, 2018, an accrual of $300,000 remains on the consolidated balance sheet related to unpaid legal and administrative fees.

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

The costs incurred related to U.S. v. Vitas and related regulatory matters were $2.1 million and $4.2 million for the quarter and year to date June 30, 2017, respectively.  No significant costs were incurred during the quarter and six months ended June 30, 2018, respectively.

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

Results of Operations
Three months ended June 30, 2018 versus 2017 - Consolidated Results
Our service revenues and sales for the second quarter of 2018 increased 6.4% versus services and sales revenues for the first quarter of 2017.  Of this increase, a $12.1 million increase was attributable to VITAS and $14.7 million increase was attributable to Roto-Rooter.  The following chart shows the components of revenue by operating segment (in thousands):

	Three months ended June 30,
	2018	2017
VITAS
Routine homecare	$250,381	$229,948
Continuous care	30,513	31,699
General inpatient	20,077	21,316
Other	1,998	1,994
Medicare cap adjustment	(536)	(247)
Room and board - net	(2,675)	-
Implicit price concessions	(2,959)	-
Roto-Rooter
Plumbing - short term core	62,552	55,221
Drain cleaning - short term core	41,959	37,678
Other - short term core	575	643
Water restoration	24,765	20,909
Contractor operations	12,366	11,151
Outside franchisee fees	1,574	1,572
Other - non-core	2,835	3,175
Implicit price concessions	(1,612)	-
Total	$441,813	$415,059

Days of care at VITAS during the quarter ended June 30 were as follows:

	Days of Care		Increase/(Decrease)
	2018	2017	Percent

Routine homecare	1,534,162	1,417,840	8.2
Continuous care	42,488	43,108	(1.4)
General inpatient	28,971	31,251	(7.3)
Total days of care	1,605,621	1,492,199	7.6

The remaining increase in VITAS’ revenues for the second quarter of 2018 versus the second quarter of 2017 was primarily comprised of a geographically weighted average Medicare reimbursement rate increase of approximately 0.6%, offset by $536,000 in Medicare cap liability and by the $5.6 million change in classification related to the adoption of the new revenue recognition standard.

Over 90% of VITAS’ service revenues for the period were from Medicare and Medicaid.

The increase in plumbing revenues for the second quarter of 2018 versus 2017 is attributable to an 11.2% increase in price and service mix shift and a 2.1% increase in job count.  Drain cleaning revenues for the second quarter of 2018 versus 2017 reflect a 6.3% increase in price and service mix shift and a 5.1% increase in job count.  Water restoration for the second quarter of 2018 versus 2017 increased as a result of a 13.4% increase in job count and a 4.6% increase in price and service mix shift.   Contractor operations increased 10.9% mainly due to their expansion into water restoration. Revenue was negatively impacted by the change in the classification of $1.6 million due to the adoption of the new revenue recognition standard.

The consolidated gross margin was 30.8% in the second quarter of 2018 as compared with 31.1% in the second quarter of 2017.  On a segment basis, VITAS’ gross margin was 21.5% in the second quarter of 2018 as compared with 22.8%, in the second quarter of 2017.  The decrease in VITAS gross margin is the result of increased admission and program administrative expenses and by a $3.0 million change in classification of implicit price concessions from selling, general and administrative expenses to revenue for the second quarter of 2018 as a result of the new revenue recognition standard.  The Roto-Rooter segment’s gross margin was 49.9% for the second quarter of 2018 compared with 49.3% in the second quarter of 2017. The increase in Roto-Rooter gross margin is primarily related improved workers compensation and health insurance experience during the quarter offset by the change in the classification of $1.6 million of implicit price concessions as a result of the new revenue recognition standard.

Selling, general and administrative expenses (“SG&A”) comprise (in thousands):

	Three months ended June 30,
	2018	2017
SG&A expenses before market value adjustments of deferred compensation
plans, long-term incentive compensation, and OIG investigation expenses	$66,296	$64,018
Long-term incentive compensation	1,222	956
Impact of market value adjustments related to assets held in deferred
compensation trusts	779	1,587
Expenses related to OIG investigation	-	2,093
Total SG&A expenses	$68,297	$68,654

SG&A expenses before long-term incentive compensation, expenses related to OIG investigation and the impact of market value adjustments related to assets held in deferred compensation trusts for the second quarter of 2018 were up 3.6% when compared to the second quarter of 2017. This increase was mainly a result of the increase in variable selling expenses caused by increased revenue and increased advertising expense at Roto-Rooter offset by $4.6 million of implicit price concessions being classified in revenue versus selling, general and administrative expenses due to the new revenue recognition standard.

Other operating expense in 2017 was $90.6 million.  This was related to the $90.0 million lawsuit settlement and $636,000 related to the closure of the programs in one state at Vitas.

Other income/(expense) - net comprise (in thousands):

	Three months ended June 30,
	2018	2017
Market value adjustment on assets held in
deferred compensation trusts	$779	$1,587
Interest income	259	161
Other	-	(95)
Total other income - net	$1,038	$1,653

Our effective income tax rate was 4.7% in the second quarter of 2018 (tax expense) compared to 43.6% during the second quarter of 2017 (tax benefit).  The tax benefit in 2017 was the result of a $90.0 million pre-tax charge taken in the second quarter related to a lawsuit settlement.  Additionally law H.R.1, “An Act to Provide for Reconciliation Pursant to Titles II and V of the Concurrent Resolution on the Budget for Fiscal Year 2018” ( the “Act”) reduced our overall effective tax rate.  The Act amends the Internal Revenue Code to reduce tax rates and modifies policies, credits, and deductions for individuals and businesses.  Excess tax benefit on stock options reduced our income tax expenses by $11.7 million and $2.6 million, respectively for the quarters ended June 30, 2018 and 2017

Net income for both periods included the following after-tax items/adjustments that (reduced) or increased after-tax earnings (in thousands):

	Three months ended June 30,
	2018	2017
VITAS
Accrued litigation settlement	$152	$(55,800)
Medicare cap sequestration adjustment	(138)	(65)
Expenses related to OIG investigation	-	(1,292)
Program closure expenses	-	(385)
Roto-Rooter
Expenses related to litigation settlements	-	(129)
Corporate
Excess tax benefits on stock compensation	11,702	2,643
Stock option expense	(2,900)	(1,931)
Long-term incentive compensation	(1,003)	(604)
Total	$7,813	$(57,563)

Three months ended June 30, 2018 versus 2017 - Segment Results

Net income/(loss) for the second quarter of 2018 versus the second quarter of 2017 by segment (in thousands):

	Three months ended June 30,
	2018	2017
VITAS	$31,785	$(32,254)
Roto-Rooter	25,298	17,058
Corporate	(2,112)	(6,460)
	$54,971	$(21,656)

VITAS’ after-tax earnings were positively impacted in 2018 compared to 2017 due to higher revenue as well as a reduced effective tax rate.  Vitas’ net loss in 2017 was the result of a $55.8 million (after-tax) litigation settlement.

Roto-Rooter’s net income was positively impacted in 2018 compared to 2017 primarily by a $7.3 million increase in plumbing revenue, a $4.3 million increase in sewer and drain revenue and a $3.8 million revenue increase in Roto-Rooter’s water restoration line of business as well as a reduced effective tax rate.  After-tax earnings as a percent of revenue at Roto-Rooter in the second quarter of 2018 was 17.4% as compared to 13.1% in the second quarter of 2017.

After-tax Corporate expenses for 2018 decreased 67.3% when compared to 2017 due to a $9.1 million increase in tax benefit related to the adoption of ASU 2016-09 offset by increased long term incentive compensation expense.

Results of Operations
Six months ended June 30, 2018 versus 2017 - Consolidated Results
Our service revenues and sales for the first six months of 2018 increased 7.3% versus services and sales revenues for the first six months of 2017.  Of this increase, a $21.8 million increase was attributable to VITAS and $38.3 million increase was attributable to Roto-Rooter.  The following chart shows the components of revenue by operating segment (in thousands):

	Six months ended June 30,
	2018	2017
VITAS
Routine homecare	$491,412	$454,147
Continuous care	61,279	64,556
General inpatient	42,186	44,562
Other	3,740	4,008
Medicare cap adjustment	1,282	(247)
Room and board - net	(5,294)	-
Implicit price concessions	(5,792)	-
Roto-Rooter
Plumbing - short term core	124,684	106,882
Drain cleaning - short term core	83,289	74,854
Other - short term core	1,199	1,248
Water restoration	52,502	39,002
Contractor operations	24,731	22,176
Outside franchisee fees	3,165	3,117
Other - non-core	6,155	6,618
Implicit price concessions	(3,549)	-
Total	$880,989	$820,923

Days of care at VITAS during the six months ended were as follows:

	Days of Care		Increase/(Decrease)
	2018	2017	Percent

Routine homecare	3,008,130	2,798,388	7.5
Continuous care	85,685	88,525	(3.2)
General inpatient	60,641	65,236	(7.0)
Total days of care	3,154,456	2,952,149	6.9

The remaining increase in VITAS’ revenues for the first six months of 2018 versus the first six months of 2017 was primarily comprised of a geographically weighted average Medicare reimbursement rate increase of approximately 0.6%, and a $1.3 million reversal of Medicare cap liability recorded in the fourth quarter of 2017 (compared to $247,000 contra-revenue in the same period of 2017).  These increases were offset by the $11.1 million change in classification related to the adoption of the new revenue recognition standard.

Over 90% of VITAS’ service revenues for the period were from Medicare and Medicaid.

The increase in plumbing revenues for the first six months of 2018 versus 2017 is attributable to an 11.7% increase in price and service mix shift and a 5.0% increase in job count.  Drain cleaning revenues for the first six months of 2018 versus 2017 reflect a 6.8% increase in price and service mix shift and a 4.5% increase in job count.  Water restoration for the first six months of 2018 versus 2017 increased 33.9% as a result of continued expansion of this service offering.  Contractor operations increased 11.5% mainly due to their expansion into water restoration. Revenue was negatively impacted by the change in the classification of $3.5 million due to the adoption of the new revenue recognition standard.

The consolidated gross margin was 30.7% in the first six months of 2018 as compared with 30.4% in the first six months of 2017.  On a segment basis, VITAS’ gross margin was 21.8% in the first six months of 2018 as compared with 22.1%, in the first six months of 2017.  The decrease in VITAS gross margin is the result of increased admission and program administrative expenses as well as a $5.8 million change in classification of implicit price concessions from selling, general and administrative expenses to revenue for the first six months of 2018.  The Roto-Rooter segment’s gross margin was 48.7% for the first six months of 2018 compared with 49.0% in the first six months of 2017. The decrease in Roto-Rooter gross margin is primarily related to the change in the classification of $3.5 million of implicit price concessions.

Selling, general and administrative expenses (“SG&A”) comprise (in thousands):

	Six months ended June 30,
	2018	2017
SG&A expenses before market value adjustments of deferred compensation
plans, long-term incentive compensation, and OIG investigation expenses	$132,517	$127,750
Long-term incentive compensation	3,142	1,917
Impact of market value adjustments related to assets held in deferred
compensation trusts	1,638	4,202
Expenses related to OIG investigation	-	4,243
Total SG&A expenses	$137,297	$138,112

SG&A expenses before long-term incentive compensation, expenses related to OIG investigation and the impact of market value adjustments related to assets held in deferred compensation trusts for the first six months of 2018 were up 3.7% when compared to the first six months of 2017. This increase was mainly a result of the increase in variable selling expenses caused by increased revenue and increased advertising expense at Roto-Rooter offset by $9.3 million of implicit price concessions being classified in revenue versus selling, general and administrative expenses due to the new revenue recognition standard.

Other operating expense in 2017 was $91.5 million.  This was related to a $90.0 million litigation settlement as well as $1.5 million related to the closure of the programs in one state at Vitas.

Other income/(expense) - net comprise (in thousands):

	Six months ended June 30,
	2018	2017
Market value adjustment on assets held in
deferred compensation trusts	$1,638	$4,202
Interest income	417	245
Other	1	(331)
Total other income - net	$2,056	$4,116

Our effective income tax rate was 12.2% for the year ended June 30, 2018 (tax expense) compared to 81.7% during the year ended June 30, 2017 (tax benefit).  The tax benefit in 2017 was the result of a $90.0 million charge taken in the second quarter related to a lawsuit settlement.  Additionally law H.R.1, “An Act to Provide for Reconciliation Pursant to Titles II and V of the Concurrent Resolution on the Budget for Fiscal Year 2018” ( the “Act”) reduced our overall effective tax rate.  The Act amends the Internal Revenue Code to reduce tax rates and modifies policies, credits, and deductions for individuals and businesses.  Excess tax benefit on stock options reduced our income tax expenses by $15.5 million and $6.3 million, respectively for the years ended June 30, 2018 and 2017.

Net income for both periods included the following after-tax items/adjustments that (reduced) or increased after-tax earnings (in thousands):

	Six Months Ended June 30,
	2018	2017
VITAS
Accrued litigation settlement	$152	$(55,800)
Medicare cap sequestration adjustment	(401)	(65)
Expenses related to OIG investigation	-	(2,620)
Program closure expenses	-	(898)
Roto-Rooter
Expenses related to litigation settlements	-	(129)
Corporate
Excess tax benefits on stock compensation	15,500	6,338
Stock option expense	(5,791)	(3,828)
Long-term incentive compensation	(2,502)	(1,212)
Total	$6,958	$(58,214)

Six months ended June 30, 2018 versus 2017 - Segment Results

Net income/(loss) for the first six months of 2018 versus the first six months of 2017 by (in thousands):

	Six months ended June 30,
	2018	2017
VITAS	$63,800	$(11,657)
Roto-Rooter	48,236	31,682
Corporate	(12,069)	(11,837)
	$99,967	$8,188

VITAS’ after-tax earnings were positively impacted in 2018 compared to 2017 due to higher revenue as well as a reduced effective tax rate.  Vitas’ net loss in 2017 was the result of a $55.8 million (after-tax) litigation settlement.

Roto-Rooter’s net income was positively impacted in 2018 compared to 2017 primarily by a $17.8 million increase in plumbing revenue, $8.4 million increase in sewer and drain clean and a $13.3 million revenue increase in Roto-Rooter’s water restoration line of business as well as a reduced effective tax rate.

After-tax Corporate expenses for 2018 increased 2.0% when compared to 2017 due to increased long term incentive compensation expense, a decrease in other income related to deferred compensation market valuation adjustments, as well as the adoption of ASU No. 2016 and the impact of tax reform.

CHEMED CORPORATION AND SUBSIDIARY COMPANIES
CONSOLIDATING STATEMENTS OF INCOME
FOR THE THREE MONTHS ENDED JUNE 30, 2018
(in thousands)(unaudited)

				Chemed
	VITAS	Roto-Rooter	Corporate	Consolidated
2018 (a)
Service revenues and sales	$296,799	$145,014	$-	$441,813
Cost of services provided and goods sold	233,073	72,668	-	305,741
Selling, general and administrative expenses	20,702	35,909	11,686	68,297
Depreciation	5,050	4,628	40	9,718
Amortization	-	34	-	34
Other operating expenses/(income)	(67)	(51)	-	(118)
Total costs and expenses	258,758	113,188	11,726	383,672
Income/(loss) from operations	38,041	31,826	(11,726)	58,141
Interest expense	(53)	(92)	(1,379)	(1,524)
Intercompany interest income/(expense)	3,124	1,739	(4,863)	-
Other income/(expense)—net	238	21	779	1,038
Income/(expense) before income taxes	41,350	33,494	(17,189)	57,655
Income taxes	(9,565)	(8,196)	15,077	(2,684)
Net income/(loss)	$31,785	$25,298	$(2,112)	$54,971

(a) The following amounts are included in net income (in thousands):
				Chemed
	VITAS	Roto-Rooter	Corporate	Consolidated
Pretax benefit/(cost):
Stock option expense	$-	$-	$(3,652)	$(3,652)
Accrued litigation settlement	204	-	-	204
Long-term incentive compensation	-	-	(1,222)	(1,222)
Medicare cap sequestration adjustment	(185)	-	-	(185)
Total	$19	$-	$(4,874)	$(4,855)

				Chemed
	VITAS	Roto-Rooter	Corporate	Consolidated
After-tax benefit/(cost):
Stock option expense	$-	$-	$(2,900)	$(2,900)
Accrued litigation settlement	152	-	-	152
Long-term incentive compensation	-	-	(1,003)	(1,003)
Medicare cap sequestration adjustment	(138)	-	-	(138)
Excess tax benefits on stock compensation	-	-	11,702	11,702
Total	$14	$-	$7,799	$7,813

CHEMED CORPORATION AND SUBSIDIARY COMPANIES
CONSOLIDATING STATEMENTS OF INCOME
FOR THE THREE MONTHS ENDED JUNE 30, 2017
(in thousands)(unaudited)

				Chemed
	VITAS	Roto-Rooter	Corporate	Consolidated
2017 (a)
Service revenues and sales	$284,710	$130,349	$-	$415,059
Cost of services provided and goods sold	219,769	66,083	-	285,852
Selling, general and administrative expenses	24,531	33,763	10,360	68,654
Depreciation	4,741	4,070	22	8,833
Amortization	-	32	-	32
Other operating expenses	90,636	-	-	90,636
Total costs and expenses	339,677	103,948	10,382	454,007
Income/(loss) from operations	(54,967)	26,401	(10,382)	(38,948)
Interest expense	(53)	(87)	(981)	(1,121)
Intercompany interest income/(expense)	2,826	1,346	(4,172)	-
Other income/(expense)—net	71	(4)	1,586	1,653
Income/(expense) before income taxes	(52,123)	27,656	(13,949)	(38,416)
Income taxes	19,869	(10,598)	7,489	16,760
Net income/(loss)	$(32,254)	$17,058	$(6,460)	$(21,656)

(a) The following amounts are included in net income (in thousands):
				Chemed
	VITAS	Roto-Rooter	Corporate	Consolidated
Pretax benefit/(cost):
Accrued litigation settlement	$(90,000)	$-	$-	$(90,000)
Stock option expense	-	-	(3,054)	(3,054)
Medicare cap sequestration adjustment	(105)	-	-	(105)
Long-term incentive compensation	-	-	(956)	(956)
Expenses related to litigation settlements	-	(213)	-	(213)
Program closure expenses	(636)	-	-	(636)
Expenses related to OIG investigation	(2,093)	-	-	(2,093)
Total	$(92,834)	$(213)	$(4,010)	$(97,057)

				Chemed
	VITAS	Roto-Rooter	Corporate	Consolidated
After-tax benefit/(cost):
Accrued litigation settlement	$(55,800)	$-	$-	$(55,800)
Stock option expense	-	-	(1,931)	(1,931)
Medicare cap sequestration adjustment	(65)	-	-	(65)
Long-term incentive compensation	-	-	(604)	(604)
Expenses related to litigation settlements	-	(129)	-	(129)
Program closure expenses	(385)	-	-	(385)
Expenses related to OIG investigation	(1,292)	-	-	(1,292)
Excess tax benefits on stock compensation	-	-	2,643	2,643
Total	$(57,542)	$(129)	$108	$(57,563)

CHEMED CORPORATION AND SUBSIDIARY COMPANIES
CONSOLIDATING STATEMENTS OF INCOME
FOR THE SIX MONTHS ENDED JUNE 30, 2018
(in thousands)(unaudited)

				Chemed
	VITAS	Roto-Rooter	Corporate	Consolidated
2018 (a)
Service revenues and sales	$588,813	$292,176	$-	$880,989
Cost of services provided and goods sold	460,329	149,948	-	610,277
Selling, general and administrative expenses	41,213	72,006	24,078	137,297
Depreciation	9,846	9,072	67	18,985
Amortization	-	61	-	61
Other operating expenses	(84)	(85)	-	(169)
Total costs and expenses	511,304	231,002	24,145	766,451
Income/(loss) from operations	77,509	61,174	(24,145)	114,538
Interest expense	(104)	(184)	(2,443)	(2,731)
Intercompany interest income/(expense)	6,218	3,417	(9,635)	-
Other income/(expense)—net	380	37	1,639	2,056
Income/(expense) before income taxes	84,003	64,444	(34,584)	113,863
Income taxes	(20,203)	(16,208)	22,515	(13,896)
Net income/(loss)	$63,800	$48,236	$(12,069)	$99,967

(a) The following amounts are included in net income (in thousands):
				Chemed
	VITAS	Roto-Rooter	Corporate	Consolidated
Pretax benefit/(cost):
Stock option expense	$-	$-	$(7,305)	$(7,305)
Medicare cap sequestration adjustment	(537)	-	-	(537)
Long-term incentive compensation	-	-	(3,142)	(3,142)
Accrued litigation settlement	204	-	-	204
Total	$(333)	$-	$(10,447)	$(10,780)

				Chemed
	VITAS	Roto-Rooter	Corporate	Consolidated
After-tax benefit/(cost):
Stock option expense	$-	$-	$(5,791)	$(5,791)
Medicare cap sequestration adjustment	(401)	-	-	(401)
Long-term incentive compensation	-	-	(2,502)	(2,502)
Accrued litigation settlement	152	-	-	152
Excess tax benefits on stock compensation	-	-	15,500	15,500
Total	$(249)	$-	$7,207	$6,958

CHEMED CORPORATION AND SUBSIDIARY COMPANIES
CONSOLIDATING STATEMENTS OF INCOME
FOR THE SIX MONTHS ENDED JUNE 30, 2017
(in thousands)(unaudited)

				Chemed
	VITAS	Roto-Rooter	Corporate	Consolidated
2017 (a)
Service revenues and sales	$567,026	$253,897	$-	$820,923
Cost of services provided and goods sold	441,446	129,546	-	570,992
Selling, general and administrative expenses	48,825	67,223	22,064	138,112
Depreciation	9,519	8,054	153	17,726
Amortization	14	64	-	78
Other operating expenses	91,509	-	-	91,509
Total costs and expenses	591,313	204,887	22,217	818,417
Income/(loss) from operations	(24,287)	49,010	(22,217)	2,506
Interest expense	(108)	(185)	(1,823)	(2,116)
Intercompany interest income/(expense)	5,528	2,656	(8,184)	-
Other income/(expense)—net	(9)	(77)	4,202	4,116
Income/(expense) before income taxes	(18,876)	51,404	(28,022)	4,506
Income taxes	7,219	(19,722)	16,185	3,682
Net income/(loss)	$(11,657)	$31,682	$(11,837)	$8,188

(a) The following amounts are included in net income (in thousands):
				Chemed
	VITAS	Roto-Rooter	Corporate	Consolidated
Pretax benefit/(cost):
Accrued litigation settlement	$(90,000)	$-	$-	$(90,000)
Stock option expense	-	-	(6,055)	(6,055)
Medicare cap sequestration adjustment	(105)	-	-	(105)
Long-term incentive compensation	-	-	(1,917)	(1,917)
Expenses related to litigation settlements	-	(213)	-	(213)
Program closure expenses	(1,509)	-	-	(1,509)
Expenses related to OIG investigation	(4,243)	-	-	(4,243)
Total	$(95,857)	$(213)	$(7,972)	$(104,042)

				Chemed
	VITAS	Roto-Rooter	Corporate	Consolidated
After-tax benefit/(cost):
Accrued litigation settlement	$(55,800)	$-	$-	$(55,800)
Stock option expense	-	-	(3,828)	(3,828)
Medicare cap sequestration adjustment	(65)	-	-	(65)
Long-term incentive compensation	-	-	(1,212)	(1,212)
Expenses related to litigation settlements	-	(129)	-	(129)
Program closure expenses	(898)	-	-	(898)
Expenses related to OIG investigation	(2,620)	-	-	(2,620)
Excess tax benefits on stock compensation	-	-	6,338	6,338
Total	$(59,383)	$(129)	$1,298	$(58,214)

Unaudited Consolidating Summary and Reconciliation of Adjusted EBITDA

Chemed Corporation and Subsidiary Companies
(in thousands)				Chemed
For the three months ended June 30, 2018	VITAS	Roto-Rooter	Corporate	Consolidated

Net income/(loss)	$31,785	$25,298	$(2,112)	$54,971
Add/(deduct):
Interest expense	53	92	1,379	1,524
Income taxes	9,565	8,196	(15,077)	2,684
Depreciation	5,050	4,628	40	9,718
Amortization	-	34	-	34
EBITDA	46,453	38,248	(15,770)	68,931
Add/(deduct):
Intercompany interest expense/(income)	(3,124)	(1,739)	4,863	-
Interest income	(237)	(22)	-	(259)
Medicare cap sequestration adjustment	185	-	-	185
Amortization of stock awards	37	35	83	155
Accrued litigation settlement	(204)	-	-	(204)
Stock option expense	-	-	3,652	3,652
Long-term incentive compensation	-	-	1,222	1,222
Adjusted EBITDA	$43,110	$36,522	$(5,950)	$73,682

				Chemed
For the three months ended June 30, 2017	VITAS	Roto-Rooter	Corporate	Consolidated

Net income/(loss)	$(32,254)	$17,058	$(6,460)	$(21,656)
Add/(deduct):
Interest expense	53	87	981	1,121
Income taxes	(19,869)	10,598	(7,489)	(16,760)
Depreciation	4,741	4,070	22	8,833
Amortization	-	32	-	32
EBITDA	(47,329)	31,845	(12,946)	(28,430)
Add/(deduct):
Intercompany interest expense/(income)	(2,826)	(1,346)	4,172	-
Interest income	(149)	(12)	-	(161)
Accrued litigation settlement	90,000	-	-	90,000
Expenses related to OIG investigation	2,093	-	-	2,093
Program closure expenses	636	-	-	636
Medicare cap sequestration adjustment	105	-	-	105
Amortization of stock awards	71	66	166	303
Advertising cost adjustment	-	(272)	-	(272)
Expenses related to litigation settlements	-	213	-	213
Stock option expense	-	-	3,054	3,054
Long-term incentive compensation	-	-	956	956
Adjusted EBITDA	$42,601	$30,494	$(4,598)	$68,497

Unaudited Consolidating Summary and Reconciliation of Adjusted EBITDA

Chemed Corporation and Subsidiary Companies
(in thousands)				Chemed
For the six months ended June 30, 2018	VITAS	Roto-Rooter	Corporate	Consolidated

Net income/(loss)	$63,800	$48,236	$(12,069)	$99,967
Add/(deduct):
Interest expense	104	184	2,443	2,731
Income taxes	20,203	16,208	(22,515)	13,896
Depreciation	9,846	9,072	67	18,985
Amortization	-	61	-	61
EBITDA	93,953	73,761	(32,074)	135,640
Add/(deduct):
Intercompany interest expense/(income)	(6,218)	(3,417)	9,635	-
Interest income	(380)	(37)	-	(417)
Accrued litigation settlement	(204)	-	-	(204)
Medicare cap sequestration adjustment	537	-	-	537
Stock award amortization	107	100	239	446
Stock option expense	-	-	7,305	7,305
Long-term incentive compensation	-	-	3,142	3,142
Adjusted EBITDA	$87,795	$70,407	$(11,753)	$146,449

				Chemed
For the six months ended June 30, 2017	VITAS	Roto-Rooter	Corporate	Consolidated

Net income/(loss)	$(11,657)	$31,682	$(11,837)	$8,188
Add/(deduct):
Interest expense	108	185	1,823	2,116
Income taxes	(7,219)	19,722	(16,185)	(3,682)
Depreciation	9,519	8,054	153	17,726
Amortization	14	64	-	78
EBITDA	(9,235)	59,707	(26,046)	24,426
Add/(deduct):
Intercompany interest expense/(income)	(5,528)	(2,656)	8,184	-
Interest income	(219)	(26)	-	(245)
Accrued litigation settlement	90,000	-	-	90,000
Expenses related to OIG investigation	4,243	-	-	4,243
Program closure expenses	1,509	-	-	1,509
Medicare cap sequestration adjustment	105	-	-	105
Amortization of stock awards	148	136	354	638
Advertising cost adjustment	-	(545)	-	(545)
Expenses relatedto litigation settlements	-	213	-	213
Stock option expense	-	-	6,055	6,055
Long-term incentive compensation	-	-	1,917	1,917
Adjusted EBITDA	$81,023	$56,829	$(9,536)	$128,316

RECONCILIATION OF ADJUSTED NET INCOME
(in thousands, except per share data)(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net income/(loss) as reported	$54,971	$(21,656)	$99,967	$8,188

Add/(deduct) after-tax cost of:
Excess tax benefits on stock compensation	(11,702)	(2,643)	(15,500)	(6,338)
Stock option expense	2,900	1,931	5,791	3,828
Long-term incentive compensation	1,003	604	2,502	1,212
Accrued litigation settlement	(152)	55,800	(152)	55,800
Medicare cap sequestration adjustment	138	65	401	65
Expenses of OIG investigation	-	1,292	-	2,620
Program closure expenses	-	385	-	898
Expenses related to litigation settlements	-	129	-	129
Adjusted net income	$47,158	$35,907	$93,009	$66,402

Diluted Earnings Per Share As Reported
Net income/(loss)	$3.27	$(1.35)	$5.93	$0.49
Average number of shares outstanding	16,811	16,010	16,854	16,758

Adjusted Diluted Earnings Per Share
Adjusted net income	$2.81	$2.15	$5.52	$3.96
Adjusted average number of shares outstanding	16,811	16,702	16,854	16,758

CHEMED CORPORATION AND SUBSIDIARY COMPANIES
OPERATING STATISTICS FOR VITAS SEGMENT
(unaudited)
	Three Months Ended June 30,		Six Months Ended June 30,
OPERATING STATISTICS	2018	2017	2018	2017
Net revenue ($000)
Homecare	$250,381	$229,948	$491,412	$454,147
Inpatient	20,077	21,316	42,186	44,562
Continuous care	30,513	31,699	61,279	64,556
Other	1,998	1,994	3,740	4,008
Subtotal	$302,969	$284,957	$598,617	$567,273
Room and board, net	(2,675)	-	(5,294)	-
Contractual allowances	(2,959)	-	(5,792)	-
Medicare cap allowance	(536)	(247)	1,282	(247)
Total	$296,799	$284,710	$588,813	$567,026
Net revenue as a percent of total before Medicare cap allowances
Homecare	82.6%	80.7%	82.1%	80.1%
Inpatient	6.6	7.5	7.0	7.9
Continuous care	10.1	11.1	10.2	11.4
Other	0.7	0.7	0.7	0.6
Subtotal	100.0	100.0	100.0	100.0
Room and board, net	(0.9)	-	(0.9)	-
Contractual allowances	(1.0)	-	(1.0)	-
Medicare cap allowance	(0.1)	(0.1)	0.3	-
Total	98.0%	99.9%	98.4%	100.0%
Average daily census (days)
Homecare	13,583	12,446	13,375	12,368
Nursing home	3,275	3,135	3,245	3,093
Routine homecare	16,858	15,581	16,620	15,461
Inpatient	318	343	335	360
Continuous care	467	474	473	489
Total	17,643	16,398	17,428	16,310
Total Admissions	16,858	16,311	35,137	33,874
Total Discharges	16,474	16,124	34,054	33,344
Average length of stay (days)	89.0	85.2	88.4	87.1
Median length of stay (days)	17.0	16.0	16.0	16.0
ADC by major diagnosis
Cerebro	36.2%	34.8%	36.4%	34.7%
Neurological	18.6	19.5	18.6	19.6
Cardio	16.6	16.5	16.4	16.5
Cancer	13.9	14.9	13.9	15.0
Respiratory	8.3	7.9	8.2	7.9
Other	6.4	6.4	6.5	6.3
Total	100.0%	100.0%	100.0%	100.0%
Admissions by major diagnosis
Cerebro	21.7	21.4%	22.2%	21.7%
Neurological	11.1	10.7	11.2	10.8
Cardio	15.6	15.1	15.6	15.1
Cancer	30.5	31.5	29.2	30.4
Respiratory	10.8	10.2	11.3	11.0
Other	10.3	11.1	10.5	11.0
Total	100.0%	100.0%	100.0%	100.0%
Direct patient care margins
Routine homecare	52.6%	52.8%	52.4%	52.1%
Inpatient	4.2	3.7	5.9	4.8
Continuous care	17.3	18.0	17.5	16.8
Homecare margin drivers (dollars per patient day)
Labor costs	$57.67	$56.55	$58.14	$57.58
Combined drug, HME and medical supplies	14.39	14.51	14.43	14.82
Inpatient margin drivers (dollars per patient day)
Labor costs	$380.94	$377.13	$371.44	$373.41
Continuous care margin drivers (dollars per patient day)
Labor costs	$575.36	$583.87	$571.41	$587.39
Estimated uncollectible accounts as a percent of revenues	1.0%	1.1%	1.0%	1.1%
Accounts receivable -- Days of revenue outstanding- excluding unapplied Medicare payments	31.9	34.5	n.a.	n.a.
Accounts receivable -- Days of revenue outstanding- including unapplied Medicare payments	25.6	28.0	n.a.	n.a.

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

Item 3.     Quantitative and Qualitative Disclosures about Market Risk

The Company’s primary market risk exposure relates to interest rate risk exposure through its variable interest line of credit.  At June 30, 2018, the Company had $103.4 million of variable rate debt outstanding.  For each $10 million dollars borrowed under the credit facility, an increase or decrease of 100 basis points (1% point), increases or decreases the Company’s annual interest expense by $100,000.

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

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

Item 2(c). Purchases of Equity Securities by Issuer and Affiliated Purchasers

The following table shows the activity related to our share repurchase program for the first six months of 2018:

	Total Number	Weighted Average	Cumulative Shares	Dollar Amount
	of Shares	Price Paid Per	Repurchased Under	Remaining Under
	Repurchased	Share	the Program	The Program

February 2011 Program
January 1 through January 31, 2018	-	$-	7,815,718	$55,533,344
February 1 through February 28, 2018	96,890	258.26	7,912,608	30,510,279
March 1 through March 31, 2018	203,110	276.22	8,115,718	$124,407,878

First Quarter Total	300,000	$270.42

April 1 through April 30, 2018	-	$-	8,115,718	$124,407,878
May 1 through May 31, 2018	-	-	8,115,718	124,407,878
June 1 through June 30, 2018	10,000	317.86	8,125,718	$121,229,007

Second Quarter Total	10,000	$317.86

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

Chemed Corporation
(Registrant)

Dated:	July 30, 2018	By:	/s/ Kevin J. McNamara
Kevin J. McNamara
(President and Chief Executive Officer)

Dated:	July 30, 2018	By:	/s/ David P. Williams
David P. Williams
(Executive Vice President and Chief Financial Officer)

Dated:	July 30, 2018	By:	/s/ Michael D. Witzeman
Michael D. Witzeman
(Vice President and Controller)