Form 10-Q
period 2018-09-30
CHEMED CORP
filed 2018-11-02
CIK 19584

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)

☒    Quarterly Report Under Section 13 or 15 (d) of the Securities Exchange Act of 1934 For the Quarterly Period Ended September 30, 2018

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

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes	☐	No	☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Amount	Date

Capital Stock $1 Par Value	16,012,354 Shares	September 30, 2018

CHEMED CORPORATION AND
SUBSIDIARY COMPANIES

Index

Page No.
PART I. FINANCIAL INFORMATION:
Item 1. Financial Statements
Unaudited Consolidated Balance Sheets -
September 30, 2018 and December 31, 2017	3

Unaudited Consolidated Statements of Income -
Three and nine months ended September 30, 2018 and 2017	4

Unaudited Consolidated Statements of Cash Flows -
Nine months ended September 30, 2018 and 2017	5

Notes to Unaudited Consolidated Financial Statements	6

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	20

Item 3. Quantitative and Qualitative Disclosures about Market Risk	38

Item 4. Controls and Procedures	38

PART II. OTHER INFORMATION
Item 1. Legal Proceedings	38

Item 1A. Risk Factors	38

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	39

Item 3. Defaults Upon Senior Securities	39

Item 4. Mine Safety Disclosures	39

Item 5. Other Information	39

Item 6. Exhibits	40
EX – 31.1
EX – 31.2
EX – 31.3
EX – 32.1
EX – 32.2
EX – 32.3
EX – 101.INS
EX – 101.SCH
EX – 101.CAL
EX – 101.DEF
EX – 101.LAB
EX – 101.PRE

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
CHEMED CORPORATION AND SUBSIDIARY COMPANIES
UNAUDITED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	September 30, 2018	December 31, 2017
ASSETS
Current assets
Cash and cash equivalents	$67,459	$11,121
Accounts receivable less allowances (2017 - $15,175)	108,999	113,651
Inventories	5,763	5,334
Prepaid income taxes	6,039	29,848
Prepaid expenses	17,610	16,092
Total current assets	205,870	176,046
Investments of deferred compensation plans	70,237	62,067
Properties and equipment, at cost, less accumulated depreciation of $241,376 (2017 - $230,034)	154,434	143,034
Identifiable intangible assets less accumulated amortization of $32,982 (2017 - $32,887)	56,649	54,865
Goodwill	483,281	476,887
Other assets	8,653	7,127
Total Assets	$979,124	$920,026

LIABILITIES
Current liabilities
Accounts payable	$36,977	$48,372
Current portion of long-term debt	-	10,000
Accrued insurance	43,503	46,968
Accrued compensation	70,687	62,933
Accrued legal	1,423	1,786
Other current liabilities	27,608	23,463
Total current liabilities	180,198	193,522
Deferred income taxes	15,293	16,640
Long-term debt	130,000	91,200
Deferred compensation liabilities	68,492	61,800
Other liabilities	16,988	16,510
Total Liabilities	410,971	379,672
Commitments and contingencies (Note 10)
STOCKHOLDERS' EQUITY
Capital stock - authorized 80,000,000 shares $1 par; issued 35,211,061 shares (2017 - 34,732,192 shares)	35,211	34,732
Paid-in capital	755,263	695,797
Retained earnings	1,175,949	1,038,955
Treasury stock - 19,281,842 shares (2017 - 18,694,047)	(1,400,577)	(1,231,332)
Deferred compensation payable in Company stock	2,307	2,202
Total Stockholders' Equity	568,153	540,354
Total Liabilities and Stockholders' Equity	$979,124	$920,026

See accompanying notes to unaudited consolidated financial statements.

CHEMED CORPORATION AND SUBSIDIARY COMPANIES
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Service revenues and sales	$444,151	$417,444	$1,325,140	$1,238,367
Cost of services provided and goods sold (excluding depreciation)	305,312	288,047	915,589	859,039
Selling, general and administrative expenses	67,177	66,919	204,474	205,031
Depreciation	9,657	8,819	28,642	26,545
Amortization	35	33	96	111
Other operating expenses/(income)	257	(371)	88	91,138
Total costs and expenses	382,438	363,447	1,148,889	1,181,864
Income from operations	61,713	53,997	176,251	56,503
Interest expense	(1,082)	(1,048)	(3,813)	(3,164)
Other income - net	2,300	1,323	4,356	5,439
Income before income taxes	62,931	54,272	176,794	58,778
Income taxes	(11,682)	(18,835)	(25,578)	(15,153)
Net income	$51,249	$35,437	$151,216	$43,625

Earnings Per Share:
Net income	$3.19	$2.22	$9.41	$2.72
Average number of shares outstanding	16,074	15,976	16,070	16,068

Diluted Earnings Per Share:
Net income	$3.06	$2.13	$8.98	$2.60
Average number of shares outstanding	16,772	16,676	16,830	16,763

Cash Dividends Per Share	$0.30	$0.28	$0.86	$0.80

See accompanying notes to unaudited consolidated financial statements.

CHEMED CORPORATION AND SUBSIDIARY COMPANIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Nine Months Ended September 30,
	2018	2017
Cash Flows from Operating Activities
Net income	$151,216	$43,625
Adjustments to reconcile net income to net cash provided
by operating activities:
Depreciation and amortization	28,738	26,656
Stock option expense	9,360	7,738
Noncash long-term incentive compensation	4,176	2,888
Benefit for deferred income taxes	(1,344)	(36,175)
Noncash directors' compensation	766	766
Amortization of restricted stock awards	446	933
Amortization of debt issuance costs	361	387
Litigation settlement	-	90,000
Provision for uncollectible accounts receivable	-	12,953
Changes in operating assets and liabilities:
Decrease in accounts receivable	4,637	27,534
(Increase)/decrease in inventories	(429)	97
Increase in prepaid expenses	(1,518)	(2,573)
Increase in accounts payable and other current liabilities	12,182	2,448
Change in current income taxes	23,858	12,432
Increase in other assets	(9,441)	(6,238)
Increase in other liabilities	7,190	6,046
Other sources	410	1,472
Net cash provided by operating activities	230,608	190,989
Cash Flows from Investing Activities
Capital expenditures	(36,554)	(50,247)
Business combinations	(12,875)	(525)
Other sources	480	116
Net cash used by investing activities	(48,949)	(50,656)
Cash Flows from Financing Activities
Proceeds from revolving line of credit	428,150	183,700
Payments on revolving line of credit	(324,350)	(203,700)
Purchases of treasury stock	(121,976)	(94,640)
Payments on other long-term debt	(75,000)	(6,250)
Capital stock surrendered to pay taxes on stock-based compensation	(24,763)	(7,637)
Proceeds from exercise of stock options	23,079	11,625
Change in cash overdrafts payable	(15,307)	(8,139)
Dividends paid	(13,850)	(12,879)
Debt issuance costs	(985)	-
Other (uses)/sources	(319)	1,148
Net cash used by financing activities	(125,321)	(136,772)
Increase in Cash and Cash Equivalents	56,338	3,561
Cash and cash equivalents at beginning of year	11,121	15,310
Cash and cash equivalents at end of period	$67,459	$18,871

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

INCOME TAXES
The enactment of the Tax Cuts and Jobs Act (“the Act”) and subsequent issue of SAB 118 provides for a measurement period not to exceed one year in order to complete implementation of the Act. We have recognized and disclosed provisional amounts for material items in the prior period. We expect to complete our implementation within one year consistent with SAB 118.  We have not recognized a provisional amount for GILTI tax as we do not expect this to materially impact the financial statements. We have not adjusted or recognized any other provisional amounts related to the Act during the quarter and year ended September 30, 2018.

Our effective income tax rate was 18.6% in the third quarter of 2018 compared to 34.7% during the third quarter of 2017.   Excess tax benefit on stock options reduced our income tax expenses by $3.1 million and $1.8 million, respectively for the quarters ended September 30, 2018 and 2017.

Our effective income tax rate was 14.5% for the first nine months ended September 30, 2018 compared to 25.8% during the first nine months ended of 2017.   Excess tax benefit on stock options reduced our income tax expenses by $18.6 million and $8.1 million, respectively for the nine months ended September 30, 2018 and 2017.

NON-CASH TRANSACTIONS
Included in the accompanying Consolidated Balance Sheets are $2.5 million and $2.7 million of capitalized property and equipment which were not paid for as of September 30, 2018 and December 31, 2017, respectively.  These amounts have been excluded from capital expenditures in the accompanying Consolidated Statements of Cash Flow.  There are no material non-cash amounts included in interest expense for any period presented.

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

Continuous Home Care is provided to patients while at home, including a nursing home setting, during periods of crisis when intensive monitoring and care, primarily nursing care, is required in order to achieve palliation or management of acute medical symptoms.  Continuous home care requires a minimum of 8 hours of care within a 24-hour day, which begins at midnight.  The care must be predominantly nursing care provided by either a registered nurse or licensed nurse practitioner.  While the published Medicare continuous home care rates are daily rates, Medicare pays for continuous home care in fifteen minute increments.  This fifteen minute rate is calculated by dividing the daily rate by 96.

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

Care is provided to patients regardless of their ability to pay.  Patients who meet our criteria for charity care are provided care without charge.  There is no revenue or associated accounts receivable in the accompanying consolidated financial statements related to charity care.  The cost of providing charity care during the quarters ended September 30, 2018 and 2017 was $2.0 million and $1.9 million, respectively.  The cost of providing charity care during the nine months ended September 30, 2018 and 2017 was $6.2 million and $5.6 million, respectively. The cost of charity care is included in cost of services provided and goods sold and is calculated by taking the ratio of charity care days to total days of care and multiplying by the total cost of care.

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

We are subject to certain limitations on Medicare payments for services which are considered variable consideration, as follows:

Inpatient Cap.  If the number of inpatient care days any hospice program provides to Medicare beneficiaries exceeds 20% of the total days of hospice care such program provided to all Medicare patients for an annual period beginning September 28, the days in excess of the 20% figure may be reimbursed only at the routine homecare rate. None of VITAS’ hospice programs exceeded the payment limits on inpatient services during the three and nine months ended September 30, 2018 and 2017.

Medicare Cap.  We are also subject to a Medicare annual per-beneficiary cap (“Medicare cap”). Compliance with the Medicare cap is measured in one of two ways based on a provider election. The “streamlined” method compares total Medicare payments received under a Medicare provider number with respect to services provided to all Medicare hospice care beneficiaries in the program or programs covered by that Medicare provider number between November 1 of each year and October 31 of the following year with the product of the per-beneficiary cap amount and the number of Medicare beneficiaries electing hospice care for the first time from that hospice program or programs from September 28 through September 27 of the following year.  At September 30, 2018 all our programs except one are using the “streamlined” method.

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

In 2013, the U.S. government implemented automatic budget reductions of 2.0% for all government payees, including hospice benefits paid under the Medicare program. In 2015, CMS determined that the Medicare cap should be calculated “as if” sequestration did not occur. As a result of this decision, VITAS has received notification from our third-party intermediary that an additional $3.2 million is owed for Medicare cap in three programs arising during the 2013 through 2017 measurement periods. The amounts are automatically deducted from our semi-monthly PIP payments. We do not believe that CMS is authorized under the sequestration authority or the statutory methodology for establishing the Medicare cap to the amounts they have withheld and intend to withhold under their current “as if” methodology. We have appealed CMS’s methodology change.

During the quarter ended September 30, 2018, we recorded $2.0 million in net Medicare cap revenue reduction related to two programs for the 2018 government fiscal year. During the nine months ended September 30, 2018, we recorded $487,000 in net Medicare cap revenue reduction related to two programs for the 2018 government fiscal year and $181,000 related to adjustments of prior year cap liabilities.

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

The composition of patient care service revenue by payor and level of care for the quarter ended September 30, 2018 is as follows (in thousands):

	Medicare	Medicaid	Commercial	Total
Routine home care	$239,590	$11,984	$5,560	$257,134
Continuous care	27,391	1,539	1,455	30,385
Inpatient care	16,287	1,998	1,332	19,617
	$283,268	$15,521	$8,347	$307,136

All other revenue - self-pay, respite care, etc.				2,104
Subtotal				$309,240
Medicare cap adjustment				(1,950)
Implicit price concessions				(2,957)
Room and board, net				(2,569)
Net revenue				$301,764

The composition of patient care service revenue by payor and level of care for the nine months ended September 30, 2018 is as follows (in thousands):

	Medicare	Medicaid	Commercial	Total
Routine home care	$696,248	$35,283	$17,015	$748,546
Continuous care	82,604	4,570	4,490	91,664
Inpatient care	52,174	5,899	3,730	61,803
	$831,026	$45,752	$25,235	$902,013

All other revenue - self-pay, respite care, etc.				5,844
Subtotal				$907,857
Medicare cap adjustment				(668)
Implicit price concessions				(8,749)
Room and board, net				(7,863)
Net revenue				$890,577

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

The composition of disaggregated revenue for the quarter ended September 30, 2018 is as follows (in thousands):

Short-term core service jobs	$102,346
Water restoration	25,001
Contractor revenue	12,219
Franchise fees	1,593
All other	2,876
Subtotal	$144,035
Implicit price concessions and credit memos	(1,648)
Net revenue	$142,387

The composition of disaggregated revenue for the nine months ended September 30, 2018 is as follow (in thousands):

Short-term core service jobs	$311,518
Water restoration	77,502
Contractor revenue	36,950
Franchise fees	4,758
All other	9,032
Subtotal	$439,760
Implicit price concessions and credit memos	(5,197)
Net revenue	$434,563

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

For VITAS, expenses related to payor audits and reviews, as well as variable consideration estimated for patient deductibles and coinsurance, have been historically estimated as revenue was recognized and classified as bad debt expense, included in the consolidated statements of income as selling, general and administrative expense.  Upon adoption of ASC 606, these expenses are classified as contra-revenue.  There is no change in the timing of recognition related to the variable consideration.  The amount of these expenses during the three and nine months ended September 30, 2018 was $3.0 million and $8.7 million, respectively.

Also for VITAS, the 5% net expense related to Medicaid room and board has been historically recorded on a net basis in cost of services provided in the consolidated income statements.  Upon adoption of ASC 606, due to the change in the residual value method required by ASC 606, the expense will be classified as a contra-revenue.  The amount of the change in the classification for these expenses during the three and nine months ended September 30, 2018 was $2.6 million and $7.9 million, respectively.  There has been no change in the evaluation of Medicaid room and board related to net versus gross presentation.

Related to Roto-Rooter, expenses related to post-invoice variable consideration in our short-term core portfolio, and adjustments made subsequent to initial estimates related to allowances taken by insurance companies for water restoration, have been classified as a contra-revenue account in the statements of income.  These amounts were previously classified as bad debt expense in SG&A.  The amount of the change in classification for these expenses during the three and nine months ended September 30, 2018 was $1.6 million and $5.2 million, respectively.  The initial estimate related to allowances taken by insurance companies for water restoration services have historically been classified as contra-revenue and did not change as a result of the transition.

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

	Impact for the three months ended September 30, 2018
	ASC 605	Adjustment	ASC 606
Service revenue and sales	$451,325	$(7,174)	$444,151
Cost of services provided and goods sold	307,881	(2,569)	305,312
Selling, general and administrative expenses	71,782	(4,605)	67,177

	Impact for the nine months ended September 30, 2018
	ASC 605	Adjustment	ASC 606
Service revenue and sales	$1,346,949	$(21,809)	$1,325,140
Cost of services provided and goods sold	923,452	(7,863)	915,589
Selling, general and administrative expenses	218,420	(13,946)	204,474

3.   Segments

Service revenues and sales by business segment are shown in Footnote 2.   After-tax earnings by business segment are as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
After-tax Income/(Loss)
VITAS	$35,921	$26,454	$99,720	$14,797
Roto-Rooter	24,563	16,034	72,799	47,716
Total	60,484	42,488	172,519	62,513
Corporate	(9,235)	(7,051)	(21,303)	(18,888)
Net income	$51,249	$35,437	$151,216	$43,625

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

4.  Earnings/(Loss) per Share

Earnings per share (“EPS”) are computed using the weighted average number of shares of capital stock outstanding.  Earnings and diluted earnings per share are computed as follows (in thousands, except per share data):

	Net Income
For the Three Months Ended September 30,	Income	Shares	Earnings per Share
2018
Earnings	$51,249	16,074	$3.19
Dilutive stock options	-	613
Nonvested stock awards	-	85
Diluted earnings	$51,249	16,772	$3.06

2017
Loss	$35,437	15,976	$2.22
Dilutive stock options	-	616
Nonvested stock awards	-	84
Diluted loss	$35,437	16,676	$2.13

	Net Income
For the Nine Months Ended September 30,	Income	Shares	Earnings per Share
2018
Earnings	$151,216	16,070	$9.41
Dilutive stock options	-	662
Nonvested stock awards	-	98
Diluted earnings	$151,216	16,830	$8.98

2017
Earnings	$43,625	16,068	$2.72
Dilutive stock options	-	609
Nonvested stock awards	-	86
Diluted earnings	$43,625	16,763	$2.60

For the three and nine month periods ended September 30, 2018, there were no stock options excluded in the computation of dilutive earnings per share because they would have been anti-dilutive.

For the three months ended September 30, 2017, no stock options and nonvested stock awards have been excluded in the calculation of dilutive earnings per share as they would be anti-dilutive due to the net loss for the period.

For the nine month period ended September 30, 2017, there were 7,304 stock options excluded in the computation of dilutive earnings per share because they would have been anti-dilutive.

5.   Long-Term Debt and Lines of Credit

On June 20, 2018, we replaced our existing credit agreement with the Fourth Amended and Restated Credit Agreement (“2018 Credit Agreement”).  Terms of the 2018 Credit Agreement consist of a five-year, $450 million revolving credit facility and a $150 million expansion feature, which may consist of term loans or additional revolving commitments.  The interest rate at the inception of the agreement is LIBOR plus 100 basis points.  The 2018 Credit Agreement has a floating interest rate that is generally LIBOR plus a tiered additional rate which varies based on our current leverage ratio.  The amount outstanding as of September 30, 2018 is $130.0 million.

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

We are in compliance with all debt covenants as of September 30, 2018. We have issued $36.4 million in standby letters of credit as of September 30, 2018 mainly for insurance purposes.  Issued letters of credit reduce our available credit under the 2018 Credit Agreement.  As of September 30, 2018, we have approximately $283.6 million of unused lines of credit available and eligible to be drawn down under our revolving credit facility.

6.   Other Operating (Income)/Expenses

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017

Loss on disposal of fixed assets	$257	$-	$292	$-
Accrued litigation settlement	-	-	(204)	90,000
Program closure (income)/expenses	-	(371)	-	1,138
Total other operating (income)/expenses	$257	$(371)	$88	$91,138

In June 2017, we recorded a $90.0 million charge for the settlement of a lawsuit at VITAS.  See Footnote 10 for a detailed description.

7.   Other Income – Net

Other income -- net comprises the following (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Market value adjustment on assets held in
deferred compensation trust	$2,189	$1,417	$3,827	$5,619
Interest income	111	51	529	297
Other - net	-	(145)	-	(477)
Total other income - net	$2,300	$1,323	$4,356	$5,439

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

Three months ended September 30,		Nine months ended September 30,
2018	2017	2018	2017
$5,463	$4,427	$15,436	$15,136

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

On October 30, 2017, the Company entered into a settlement agreement (the “Settlement Agreement”) to resolve civil litigation under the False Claims Act brought by the United States Department of Justice (“DOJ”) on behalf of the OIG and various relators concerning VITAS, filed in the U.S. District Court of the Western District of Missouri (the “2013 Action”).  The Company denied any violation of law and agreed to settlement without admission of wrongdoing.

In connection with the settlement VITAS and certain of its subsidiaries entered into a corporate integrity agreement (“CIA”) on October 30, 2017.  The CIA formalizes various aspects of VITAS’ already existing Compliance Program and contains requirements designed to document compliance with federal healthcare program requirements.  It has a term of five years during which it imposes monitoring, reporting, certification, oversight, screening and training obligations, certain of which had previously been implemented by VITAS.  It also requires VITAS to engage an Independent Review Organization to perform audit and review functions and to prepare reports regarding compliance with federal healthcare programs.  In the event of breach of the CIA, VITAS could become liable for payment of stipulated penalties or could be excluded from participation in federal healthcare programs.

Under the Settlement Agreement, the United States agreed to release the Company, VITAS, and its hospice operation subsidiaries from any civil or administrative monetary liability relating to any patients’ disputed terminal medical prognosis of six months or less; a lack of medical necessity for billed Continuous Home Care, General Inpatient Care, or Respite Care levels of hospice care; or that the claims for those levels of hospice care were not eligible for payment for any other reason.  The OIG agreed, conditioned on the Company’s full payment and in consideration of VITAS’ obligations under the CIA, to release its permissive exclusion rights and refrain from instituting any administrative action seeking to exclude the Company, VITAS, and its affiliates from participating in Medicare, Medicaid, or other federal healthcare programs in this regard.

The costs incurred related to U.S. v. VITAS and related regulatory matters were $935,000 and $5.2 million for the quarter and year to date September 30, 2017, respectively.  No significant costs were incurred during the quarter and nine months ended September 30, 2018, respectively.

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

The Jordan Seper and Jiwann Chhina cases have been consolidated in Los Angeles County Superior court; Chhina was dismissed as a separate action and joined with Seper through the filing of an amended complaint in Seper in which Chhina is also identified as a named plaintiff, on August 28, 2018.

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

11.   Concentration of Risk

During the quarter VITAS had pharmacy services agreements with one service provider to provide specified pharmacy services for VITAS and its hospice patients.  VITAS made purchases from this provider of $8.0 and $7.4 million for the three months ended September 30, 2018 and 2017, respectively.  VITAS made purchases from this provider of $24.1 and $24.8 million for the nine months ended September 30, 2018 and 2017, respectively.  Purchases from this provider represent more than 90% of all pharmacy services used by VITAS during each period presented.

12.   Cash Overdrafts and Cash Equivalents

There were no cash overdrafts payable included in accounts payable at September 30, 2018 (December 31, 2017 - $15.3 million).

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

The following shows the carrying value, fair value and the hierarchy for our financial instruments as of September 30, 2018 (in thousands):

		Fair Value Measure
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Mutual fund investments of deferred
compensation plans held in trust	$70,237	$70,237	$-	$-
Total debt	130,000	-	130,000	-

The following shows the carrying value, fair value and the hierarchy for our financial instruments as of  December 31, 2017 (in thousands):

		Fair Value Measure
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Mutual fund investments of deferred
compensation plans held in trust	$62,067	$62,067	$-	$-
Total debt	101,200	-	101,200	-

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

14.   Capital Stock Repurchase Plan Transactions

We repurchased the following capital stock for the three and nine months ended September 30, 2018 and 2017:

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017

Total cost of repurchased shares (in thousands)	$37,672	$9,576	$121,976	$94,640
Shares repurchased	120,622	50,000	430,622	500,000
Weighted average price per share	$312.31	$191.52	$283.26	$189.28

In March 2018, the Board of Directors authorized an additional $150.0 million for stock repurchase under Chemed’s existing share repurchase program. We currently have $83.6 million of authorization remaining under this share repurchase plan.

15.   Recent Accounting Standards

In February 2016, the FASB issued Accounting Standards Update “ASU No. 2016-02 – Leases” which introduces a lessee model that brings most leases on to the balance sheets and updates lessor accounting to align with changes in the lessee model and the revenue recognition standard.   The guidance is effective for fiscal years beginning after December 15, 2018.  We anticipate a modified retrospective adoption of the ASU and we are in the process of evaluating practical expediency options for adoption.  We have identified and contracted with a software vendor for the technology to support compliance with the ASU.  We currently have all real estate and equipment leases identified and populated into the software. We are in the process of completing our testing our contracts for any potential imbedded leases.   We have implemented controls over the implementation and are also in the process of developing controls once the new standard takes effect.  Based on the provisions of the ASU, we anticipate a material increase in both assets and liabilities when our current operating lease contracts are recorded on the balance sheets.  We do not yet have a dollar estimate of the impact.  We do not anticipate a material impact to overall net income or cash flows.

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

16.   Acquisitions

On September 26, 2018, VITAS completed the acquisition of Hospice of Citrus and the Nature Coast for $11.0 million in cash.  This acquisition expands VITAS’ services to an additional 12 counties within the state of Florida. A substantial portion of the aggregate purchase price was allocated to goodwill as shown below.  The purchase price allocation related to this acquisition is preliminary and is anticipated to be finalized in the fourth quarter.  The operating results of this business combination have been included in our results of operations since the acquisition date and are not material for the quarter or nine months ended September 30, 2018.  If this acquisition had been completed on January 1, 2017, the acquisition would have added revenue of $3.3 million and $4.2 million, respectively to the quarters ended September 30, 2018 and 2017.  For the nine months ended September 30, 2018 and 2017, respectively, the acquisition would have added revenue of $10.0 million and $12.6 million.

During the first nine months of 2018, we completed two business combination within our Roto-Rooter segment for $1.9 million in cash.  A substantial portion of the aggregate purchase price was allocated to goodwill as shown below.  The operating results of this business combination have been included in our results of operations since the acquisition date and are not material for the quarter or nine months ended September 30, 2018 or for the comparable prior year period.

Shown below is movement in Goodwill (in thousands):

	VITAS	Roto-Rooter	Total
Balance at December 31, 2017	$328,301	$148,586	$476,887
Business combinations	5,030	1,404	6,434
Foreign currency adjustments	-	(40)	(40)
Balance at September 30, 2018	$333,331	$149,950	$483,281

17.   Subsequent Events

On October 1, 2018, Roto-Rooter acquired five formerly independent franchises covering several areas of Northern California for $38.4 million.  The territories covered by the franchises encompass all or parts of six counties, including Contra Costa, Santa Clara, Solano, Napa, Sonoma and San Benito, with a combined population of approximately four million people.  We are in the process of determining the purchase price allocation for this acquisition in the fourth quarter.

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

The following is a summary of the key operating results (in thousands except per share amounts):

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Service revenues and sales	$444,151	$417,444	$1,325,140	$1,238,367
Net income	$51,249	$35,437	$151,216	$43,625
Diluted EPS	$3.06	$2.13	$8.98	$2.60
Adjusted net income	$51,456	$35,772	$144,465	$102,174
Adjusted diluted EPS	$3.07	$2.15	$8.58	$6.10
Adjusted EBITDA	$77,740	$67,604	$224,189	$195,921
Adjusted EBITDA as a % of revenue	17.5%	16.2%	16.9%	15.8%

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

Effective January 1, 2018 the Company adopted ASU No. 2014-09 – Revenue from Contracts with Customers.  This resulted in the change in classification of net room and board expenses associated with certain patients residing in nursing homes classified from cost of services to revenue.  The amount of the change in classification was $2.6 million and $7.9 million for the three and nine months ended September 30, 2018.  Additionally, approximately $4.6 million and $13.9 million that was historically considered bad debt expenses previously classified in selling, general and administrative expenses were recorded in revenue for the three and nine months ended September 30, 2018.  The Company adopted the standard on a modified retrospective basis for all contracts.  Thus, 2017 has not been restated to conform with the 2018 presentation.  Footnote 2 to the Consolidated Financial Statements gives a complete description of the Company’s adoption.

For the three months ended September 30, 2018, the increase in consolidated service revenues and sales was driven by an 10.8% increase at Roto-Rooter and a 4.4% increase at VITAS.  The increase in service revenues at Roto-Rooter was driven by an increase in all major service lines offset by a $1.6 million decrease related to the adoption of the new revenue recognition standard.  The increase in service revenues at VITAS is comprised primarily of a 0.8% geographically weighted average Medicare reimbursement rate increase, a 7.8% increase in average daily census, offset by $1.9 million in Medicare cap revenue reduction, a 1.8% in acuity mix shift and a $5.5 million decrease related to the adoption of the new revenue recognition standard.  See page 37 for additional VITAS operating metrics.

For the nine months ended September 30, 2018, the increase in consolidated service revenues and sales was driven by a 13.6% increase at Roto-Rooter and a 4.0% increase at VITAS.  The increase in service revenues at Roto-Rooter was driven by an increase in all major service lines offset by a $5.2 million decrease related to the adoption of the new revenue recognition standard.  The increase in service revenues at VITAS is comprised primarily of a 0.8% geographically weighted average Medicare reimbursement rate increase and a 7.2% increase in average daily census, offset by $668,000 in Medicare cap revenue reduction (compared to $247,000 for the same period in 2017), acuity mix shift and a $16.6 million decrease related to the adoption of the new revenue recognition standard.  See page 37 for additional VITAS operating metrics.

Our effective income tax rate was 18.6% in the third quarter of 2018 compared to 34.7% during the third quarter of 2017.  Our effective income tax rate was 14.5% for the nine months ended September 30, 2018 compared to 25.8% during the nine months ended September 30, 2017.     Law H.R.1, “An Act to Provide for Reconciliation Pursant to Titles II and V of the Concurrent Resolution on the Budget for Fiscal Year 2018” ( the “Act”) reduced our overall effective tax rate.  The Act amends the Internal Revenue Code to reduce tax rates and modifies policies, credits, and deductions for individuals and businesses. Additionally, excess tax benefit on stock options reduced our income tax expense by $3.1 million and $1.8 million, respectively for the quarters ended September 30, 2018 and 2017.  Additionally, excess tax benefit on stock options reduced our income tax expense by $18.6 million and $8.1 million, respectively for the nine months ended September 30, 2018 and 2017.

While we have significant Roto-Rooter operations in Florida, North Carolina and Virginia, we had no significant casualty losses or business interruptions as a result of Hurricane Florence or Hurricane Michael.

On September 26, 2018, VITAS completed the acquisition of Hospice of Citrus and the Nature Coast for $11.0 million in cash.  This acquisition expands VITAS’ services to an additional 12 counties within the state of Florida. A substantial portion of the aggregate purchase price was allocated to goodwill.  The purchase price allocation related to this acquisition is preliminary and is anticipated to be finalized in the fourth quarter.  The operating results of this business combination have been included in our results of operations since the acquisition date and are not material for the quarter or nine months ended September 30, 2018.

VITAS expects its full-year 2018 revenue growth, prior to Medicare cap, to be in the range of 4.5% to 5.0%.  Admissions are estimated to expand approximately 3.5% to 4.0% and Average Daily Census in 2018 is estimated to expand approximately 6.7%.  Adjusted EBITDA margin, prior to Medicare cap, is estimated to be 15.9%.  We are currently estimating $1.3 million for Medicare Cap billing limitations in the fourth quarter of 2018.   Roto-Rooter expects to achieve full-year 2018 revenue growth of 13.0% to 14.0%.  The revenue estimate is based upon increased job pricing of approximately 2.0%, continued growth in core plumbing and drain cleaning services as well as revenue growth in water restoration services.  Adjusted EBITDA margin for 2018 is estimated in the range of 23.6%.  We anticipate that our operating income and cash flows will be sufficient to operate our businesses and meet any commitments for the foreseeable future.

Financial Condition
Liquidity and Capital Resources
Material changes in the balance sheet accounts from December 31, 2017 to September 30, 2018 include the following:

•
An increase of $56.3 million in cash and a $28.8 million increase in long-term debt due to borrowings on our revolving line of credit mainly to fund acquisitions made subsequent to quarter end as discussed in Footnote 17.

•	A $4.7 million decrease in accounts receivable due to timing of payments.
•	A $23.8 million decrease in prepaid taxes due to timing of payments.
•	A $6.4 million increase in goodwill due to acquisitions at VITAS and Roto-Rooter.
•	A $11.4 million decrease in accounts payable due to timing of payments.
•	A $7.8 million increase in accrued compensation due to 2018 accrual offset by the payments of cash bonuses in 2018 accrued in 2017.
•	A $169.2 million increase in treasury stock due to stock repurchases.

Net cash provided by operating activities increased $39.6 million from September 30, 2017 to September 30, 2018 mainly as a result of a $107.6 million increase in net income offset by the after-tax impact of the litigation settlement recorded in 2017.  Significant changes in our accounts receivable balances are typically driven mainly by the timing of payments received from the Federal government at our VITAS subsidiary.  We typically receive a payment in excess of $40.0 million from the Federal government from hospice services every other Friday.  The timing of period end will have a significant impact on the accounts receivable at VITAS.  These changes generally normalize over a two year period, as cash flow variations in one year are offset in the following year.

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

We have issued $36.4 million in standby letters of credit as of September 30, 2018, mainly for insurance purposes.  Issued letters of credit reduce our available credit under the revolving credit agreement.  As of September 30, 2018, we have approximately $283.6 million of unused lines of credit available and eligible to be drawn down under our revolving credit facility. Management believes its liquidity and sources of capital are satisfactory for the Company’s needs in the foreseeable future.

Commitments and Contingencies
Collectively, the terms of our credit agreements require us to meet various financial covenants, to be tested quarterly.  We are in compliance with all financial and other debt covenants as of September 30, 2018 and anticipate remaining in compliance throughout the foreseeable future.

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

On October 30, 2017, the Company entered into a settlement agreement (the “Settlement Agreement”) to resolve civil litigation under the False Claims Act brought by the United States Department of Justice (“DOJ”) on behalf of the OIG and various relators concerning VITAS, filed in the U.S. District Court of the Western District of Missouri (the “2013 Action”).  The Company denied any violation of law and agreed to settlement without admission of wrongdoing.

In connection with the settlement VITAS and certain of its subsidiaries entered into a corporate integrity agreement (“CIA”) on October 30, 2017.  The CIA formalizes various aspects of VITAS’ already existing Compliance Program and contains requirements designed to document compliance with federal healthcare program requirements.  It has a term of five years during which it imposes monitoring, reporting, certification, oversight, screening and training obligations, certain of which had previously been implemented by VITAS.  It also requires VITAS to engage an Independent Review Organization to perform audit and review functions and to prepare reports regarding compliance with federal healthcare programs.  In the event of breach of the CIA, VITAS could become liable for payment of stipulated penalties or could be excluded from participation in federal healthcare programs.

Under the Settlement Agreement, the United States agreed to release the Company, VITAS, and its hospice operation subsidiaries from any civil or administrative monetary liability relating to any patients’ disputed terminal medical prognosis of six months or less; a lack of medical necessity for billed Continuous Home Care, General Inpatient Care, or Respite Care levels of hospice care; or that the claims for those levels of hospice care were not eligible for payment for any other reason.  The OIG agreed, conditioned on the Company’s full payment and in consideration of VITAS’ obligations under the CIA, to release its permissive exclusion rights and refrain from instituting any administrative action seeking to exclude the Company, VITAS, and its affiliates from participating in Medicare, Medicaid, or other federal healthcare programs in this regard.

The costs incurred related to U.S. v. VITAS and related regulatory matters were $935,000 million and $5.2 million for the quarter and year to date September 30, 2017, respectively.  No significant costs were incurred during the quarter and nine months ended September 30, 2018, respectively.

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

 The Jordan Seper and Jiwann Chhina cases have been consolidated in Los Angeles County Superior court; Chhina was dismissed as a separate action and joined with Seper through the filing of an amended complaint in Seper in which Chhina is also identified as a named plaintiff, on August 28, 2018.

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

Results of Operations
Three months ended September 30, 2018 versus 2017 - Consolidated Results
Our service revenues and sales for the third quarter of 2018 increased 6.4% versus services and sales revenues for the third quarter of 2017.  Of this increase, a $12.8 million increase was attributable to VITAS and $13.9 million increase was attributable to Roto-Rooter.  The following chart shows the components of revenue by operating segment (in thousands):

	Three months ended September 30,
	2018	2017
VITAS
Routine homecare	$257,134	$235,102
Continuous care	30,385	29,870
General inpatient	19,617	21,807
Other	2,104	2,172
Medicare cap adjustment	(1,950)	-
Room and board - net	(2,569)	-
Implicit price concessions	(2,957)	-
Roto-Rooter
Plumbing - short term core	60,998	55,179
Drain cleaning - short term core	40,852	36,592
Other - short term core	496	575
Water restoration	25,001	21,065
Contractor operations	12,219	10,455
Outside franchisee fees	1,593	1,504
Other - non-core	2,876	3,123
Implicit price concessions	(1,648)	-
Total	$444,151	$417,444

Days of care at VITAS during the quarter ended September 30 were as follows:

	Days of Care		Increase/(Decrease)
	2018	2017	Percent

Routine homecare	1,584,820	1,458,153	8.7
Continuous care	41,462	41,237	0.5
General inpatient	25,731	32,567	(21.0)
Total days of care	1,652,013	1,531,957	7.8

The remaining increase in VITAS’ revenues for the third quarter of 2018 versus the third quarter of 2017 was primarily comprised of a geographically weighted average Medicare reimbursement rate increase of approximately 0.8%, offset by $1.9 million in Medicare cap revenue reductions and by the $5.5 million change in classification related to the adoption of the new revenue recognition standard.

Over 90% of VITAS’ service revenues for the period were from Medicare and Medicaid.

The increase in plumbing revenues for the third quarter of 2018 versus 2017 is attributable to an 8.9% increase in price and service mix shift and a 1.6% increase in job count.  Drain cleaning revenues for the third quarter of 2018 versus 2017 reflect a 5.6% increase in price and service mix shift and a 6.0% increase in job count.  Water restoration for the third quarter of 2018 versus 2017 increased as a result of a 15.0% increase in job count and a 3.7% increase in price and service mix shift.   Contractor operations increased 16.9% mainly due to their expansion into water restoration. Revenue was negatively impacted by the change in the classification of $1.6 million due to the adoption of the new revenue recognition standard.

The consolidated gross margin was 31.3% in the third quarter of 2018 as compared with 31.0% in the third quarter of 2017.  On a segment basis, VITAS’ gross margin was 22.8% in the third quarter of 2018 as compared with 23.1%, in the third quarter of 2017.  The decrease in VITAS gross margin is the result of a $3.0 million change in classification of implicit price concessions from selling, general and administrative expenses to revenue for the third quarter of 2018 as a result of the new revenue recognition standard.  The Roto-Rooter segment’s gross margin was 49.2% for the third quarter of 2018 compared with 48.7% in the third quarter of 2017. The increase in Roto-Rooter gross margin is primarily related to improved health insurance experience during the quarter offset by the change in the classification of $1.6 million of implicit price concessions as a result of the new revenue recognition standard.

Selling, general and administrative expenses (“SG&A”) comprise (in thousands):

	Three months ended September 30,
	2018	2017
SG&A expenses before market value adjustments of deferred compensation
plans, long-term incentive compensation, and OIG investigation expenses	$63,754	$63,463
Impact of market value adjustments related to assets held in deferred
compensation trusts	2,189	1,417
Long-term incentive compensation	1,234	1,104
Expenses related to OIG investigation	-	935
Total SG&A expenses	$67,177	$66,919

Other income/(expense) - net comprise (in thousands):

	Three months ended September 30,
	2018	2017
Market value adjustment on assets held in
deferred compensation trusts	$2,189	$1,417
Interest income	111	51
Other	-	(145)
Total other income - net	$2,300	$1,323

Our effective income tax rate was 18.6% in the third quarter of 2018 compared to 34.7% during the third quarter of 2017.   Law H.R.1, “An Act to Provide for Reconciliation Pursant to Titles II and V of the Concurrent Resolution on the Budget for Fiscal Year 2018” (the “Act”) reduced our overall effective tax rate.  The Act amends the Internal Revenue Code to reduce tax rates and modifies policies, credits, and deductions for individuals and businesses.  Additionally, excess tax benefit on stock options reduced our income tax expenses by $3.1 million and $1.8 million, respectively for the quarters ended September 30, 2018 and 2017

Net income for both periods included the following after-tax items/adjustments that (reduced) or increased after-tax earnings (in thousands):

	Three months ended September 30,
	2018	2017
VITAS
Medicare cap sequestration adjustment	$(376)	$-
Acquisition expenses	(132)	-
Expenses related to OIG investigation	-	(578)
Program closure income	-	223
Roto-Rooter
Acquisition expenses	(130)	-
Corporate
Excess tax benefits on stock compensation	3,118	1,783
Stock option expense	(1,674)	(1,064)
Long-term incentive compensation	(1,013)	(699)
Total	$(207)	$(335)

Three months ended September 30, 2018 versus 2017 - Segment Results

Net income/(loss) for the third quarter of 2018 versus the third quarter of 2017 by segment (in thousands):

	Three months ended September 30,
	2018	2017
VITAS	$35,921	$26,454
Roto-Rooter	24,563	16,034
Corporate	(9,235)	(7,051)
	$51,249	$35,437

VITAS’ after-tax earnings were positively impacted in 2018 compared to 2017 due to higher revenue as well as a reduced effective tax rate.  After-tax earnings as a percent of revenue at VITAS in the third quarter of 2018 was 11.9% as compared to 9.2% in the third quarter of 2017.

Roto-Rooter’s net income was positively impacted in 2018 compared to 2017 primarily by higher revenue as well as a reduced effective tax rate.  After-tax earnings as a percent of revenue at Roto-Rooter in the third quarter of 2018 was 17.3% as compared to 12.5% in the third quarter of 2017.

After-tax Corporate expenses for 2018 increased 31.0% when compared to 2017 due to increased long-term incentive compensation expense and a lower effective tax rate, (results in lower tax benefit) offset by a $1.3 million increase in tax benefit related to the adoption of ASU 2016-09.

Results of Operations
Nine months ended September 30, 2018 versus 2017 - Consolidated Results
Our service revenues and sales for the first nine months of 2018 increased 7.0% versus services and sales revenues for the first nine months of 2017.  Of this increase, a $34.6 million increase was attributable to VITAS and $52.2 million increase was attributable to Roto-Rooter.  The following chart shows the components of revenue by operating segment (in thousands):

	Nine months ended September 30,
	2018	2017
VITAS
Routine homecare	$748,546	$689,248
Continuous care	91,664	94,426
General inpatient	61,803	66,369
Other	5,844	6,181
Medicare cap adjustment	(668)	(247)
Room and board - net	(7,863)	-
Implicit price concessions	(8,749)	-
Roto-Rooter
Plumbing - short term core	185,682	162,061
Drain cleaning - short term core	124,141	111,445
Other - short term core	1,695	1,823
Water restoration	77,502	60,266
Contractor operations	36,950	32,632
Outside franchisee fees	4,758	4,621
Other - non-core	9,032	9,542
Implicit price concessions	(5,197)	-
Total	$1,325,140	$1,238,367

Days of care at VITAS during the nine months ended were as follows:

	Days of Care		Increase/(Decrease)
	2018	2017	Percent

Routine homecare	4,592,950	4,256,541	7.9
Continuous care	127,147	129,762	(2.0)
General inpatient	86,372	97,803	(11.7)
Total days of care	4,806,469	4,484,106	7.2

The remaining increase in VITAS’ revenues for the first nine months of 2018 versus the first nine months of 2017 was primarily comprised of a geographically weighted average Medicare reimbursement rate increase of approximately 0.8%, offset by a $668,000 in Medicare cap liability compared to $247,000 contra-revenue in the same period of 2017 and $16.6 million change in classification related to the adoption of the new revenue recognition standard.

Over 90% of VITAS’ service revenues for the period were from Medicare and Medicaid.

The increase in plumbing revenues for the first nine months of 2018 versus 2017 is attributable to an 10.7% increase in price and service mix shift and a 3.9% increase in job count.  Drain cleaning revenues for the first nine months of 2018 versus 2017 reflect a 6.4% increase in price and service mix shift and a 5.0% increase in job count.  The increase in water restoration for the first nine months of 2018 versus 2017 is a result of a 19.1% increase in job count and a 9.5% increase in price a service mix shift.  Contractor operations increased 13.2% mainly due to their expansion into water restoration. Revenue was negatively impacted by the change in the classification of $5.2 million due to the adoption of the new revenue recognition standard.

The consolidated gross margin was 30.9% in the first nine months of 2018 as compared with 30.6% in the first nine months of 2017.  On a segment basis, VITAS’ gross margin was 22.1% in the first nine months of 2018 as compared with 22.5%, in the first nine months of 2017.  The decrease in VITAS gross margin is the result of an $8.7 million change in classification of implicit price concessions from selling, general and administrative expenses to revenue for the first nine months of 2018.  The Roto-Rooter segment’s gross margin was 48.9% for the first nine months of 2018 and 2017, respectively.

Selling, general and administrative expenses (“SG&A”) comprise (in thousands):

	Nine months ended September 30,
	2018	2017
SG&A expenses before market value adjustments of deferred compensation
plans, long-term incentive compensation, and OIG investigation expenses	$196,271	$191,213
Long-term incentive compensation	4,376	3,021
Impact of market value adjustments related to assets held in deferred
compensation trusts	3,827	5,619
Expenses related to OIG investigation	-	5,178
Total SG&A expenses	$204,474	$205,031

SG&A expenses before long-term incentive compensation, expenses related to OIG investigation and the impact of market value adjustments related to assets held in deferred compensation trusts for the first nine months of 2018 were up 2.6% when compared to the first nine months of 2017. This increase was mainly a result of the increase in variable selling expenses caused by increased revenue and increased advertising expense at Roto-Rooter offset by $13.9 million of implicit price concessions being classified in revenue versus selling, general and administrative expenses due to the new revenue recognition standard.

Other operating expense for the first nine months of 2017 was $91.1 million.  This was related to a $90.0 million litigation settlement as well as $1.1 million related to the closure of the programs in one state at VITAS.

Other income/(expense) - net comprise (in thousands):

	Nine months ended September 30,
	2018	2017
Market value adjustment on assets held in
deferred compensation trusts	$3,827	$5,619
Interest income	529	297
Other	-	(477)
Total other income - net	$4,356	$5,439

Our effective income tax rate was 14.5% for the year ended September 30, 2018 compared to 25.8% during the year ended September 30, 2017.  Law H.R.1, “An Act to Provide for Reconciliation Pursant to Titles II and V of the Concurrent Resolution on the Budget for Fiscal Year 2018” (the “Act”) reduced our overall effective tax rate.  The Act amends the Internal Revenue Code to reduce tax rates and modifies policies, credits, and deductions for individuals and businesses.  Additionally, excess tax benefit on stock options reduced our income tax expenses by $18.6 million and $8.1 million, respectively for the years ended September 30, 2018 and 2017.

Net income for both periods included the following after-tax items/adjustments that (reduced) or increased after-tax earnings (in thousands):

	Nine Months Ended September 30,
	2018	2017
VITAS
Medicare cap sequestration adjustment	$(777)	$(65)
Accrued litigation settlement	152	(55,800)
Acquisition expenses	(132)	-
Expenses related to OIG investigation	-	(3,198)
Program closure expenses	-	(675)
Roto-Rooter
Acquisition expenses	(130)	-
Expenses related to litigation settlements	-	(129)
Corporate
Excess tax benefits on stock compensation	18,618	8,121
Stock option expense	(7,465)	(4,892)
Long-term incentive compensation	(3,515)	(1,911)
Total	$6,751	$(58,549)

Nine months ended September 30, 2018 versus 2017 - Segment Results

Net income/(loss) for the first nine months of 2018 versus the first nine months of 2017 by (in thousands):

	Nine months ended September 30,
	2018	2017
VITAS	$99,720	$14,797
Roto-Rooter	72,799	47,716
Corporate	(21,303)	(18,888)
	$151,216	$43,625

VITAS’ after-tax earnings were positively impacted in 2018 compared to 2017 due to higher revenue as well as a reduced effective tax rate.  VITAS’ lower net income in 2017 was the result of a $55.8 million (after-tax) litigation settlement.

Roto-Rooter’s net income was positively impacted in 2018 compared to 2017 primarily by an increase in revenue as well as a reduced effective tax rate.

After-tax Corporate expenses for 2018 increased 12.8% when compared to 2017 due to increased stock option expense, long-term incentive compensation expense, and a lower effective tax rate (results in a lower tax benefit) offset by a $10.5 million increase in tax benefit related to the adoption of ASU No. 2016-09 and the impact of tax reform.

CHEMED CORPORATION AND SUBSIDIARY COMPANIES
CONSOLIDATING STATEMENTS OF INCOME
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2018
(in thousands)(unaudited)

				Chemed
	VITAS	Roto-Rooter	Corporate	Consolidated
2018 (a)
Service revenues and sales	$301,764	$142,387	$-	$444,151
Cost of services provided and goods sold	233,006	72,306	-	305,312
Selling, general and administrative expenses	20,394	36,112	10,671	67,177
Depreciation	4,905	4,712	40	9,657
Amortization	-	35	-	35
Other operating expenses	100	157	-	257
Total costs and expenses	258,405	113,322	10,711	382,438
Income/(loss) from operations	43,359	29,065	(10,711)	61,713
Interest expense	(49)	(71)	(962)	(1,082)
Intercompany interest income/(expense)	3,306	1,814	(5,120)	-
Other income—net	89	22	2,189	2,300
Income/(expense) before income taxes	46,705	30,830	(14,604)	62,931
Income taxes	(10,784)	(6,267)	5,369	(11,682)
Net income/(loss)	$35,921	$24,563	$(9,235)	$51,249

(a) The following amounts are included in net income (in thousands):
				Chemed
	VITAS	Roto-Rooter	Corporate	Consolidated
Pretax benefit/(cost):
Stock option expense	$-	$-	$(2,055)	$(2,055)
Long-term incentive compensation	-	-	(1,234)	(1,234)
Acquisition expenses	(177)	(177)	-	(354)
Medicare cap sequestration adjustment	(503)	-	-	(503)
Total	$(680)	$(177)	$(3,289)	$(4,146)

				Chemed
	VITAS	Roto-Rooter	Corporate	Consolidated
After-tax benefit/(cost):
Stock option expense	$-	$-	$(1,674)	$(1,674)
Long-term incentive compensation	-	-	(1,013)	(1,013)
Acquisition expenses	(132)	(130)	-	(262)
Medicare cap sequestration adjustment	(376)	-	-	(376)
Excess tax benefits on stock compensation	-	-	3,118	3,118
Total	$(508)	$(130)	$431	$(207)

CHEMED CORPORATION AND SUBSIDIARY COMPANIES
CONSOLIDATING STATEMENTS OF INCOME
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2017
(in thousands)(unaudited)

				Chemed
	VITAS	Roto-Rooter	Corporate	Consolidated
2017 (a)
Service revenues and sales	$288,951	$128,493	$-	$417,444
Cost of services provided and goods sold	222,119	65,928	-	288,047
Selling, general and administrative expenses	23,783	33,694	9,442	66,919
Depreciation	4,529	4,268	22	8,819
Amortization	-	33	-	33
Other operating income	(371)	-	-	(371)
Total costs and expenses	250,060	103,923	9,464	363,447
Income/(loss) from operations	38,891	24,570	(9,464)	53,997
Interest expense	(53)	(73)	(922)	(1,048)
Intercompany interest income/(expense)	2,950	1,378	(4,328)	-
Other income/(expense)—net	(86)	(8)	1,417	1,323
Income/(expense) before income taxes	41,702	25,867	(13,297)	54,272
Income taxes	(15,248)	(9,833)	6,246	(18,835)
Net income/(loss)	$26,454	$16,034	$(7,051)	$35,437

(a) The following amounts are included in net income (in thousands):
				Chemed
	VITAS	Roto-Rooter	Corporate	Consolidated
Pretax benefit/(cost):
Stock option expense	$-	$-	$(1,683)	$(1,683)
Long-term incentive compensation	-	-	(1,104)	(1,104)
Program closure expenses	371	-	-	371
Expenses related to OIG investigation	(935)	-	-	(935)
Total	$(564)	$-	$(2,787)	$(3,351)

				Chemed
	VITAS	Roto-Rooter	Corporate	Consolidated
After-tax benefit/(cost):
Stock option expense	$-	$-	$(1,064)	$(1,064)
Long-term incentive compensation	-	-	(699)	(699)
Program closure expenses	223	-	-	223
Expenses related to OIG investigation	(578)	-	-	(578)
Excess tax benefits on stock compensation	-	-	1,783	1,783
Total	$(355)	$-	$20	$(335)

CHEMED CORPORATION AND SUBSIDIARY COMPANIES
CONSOLIDATING STATEMENTS OF INCOME
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2018
(in thousands)(unaudited)

				Chemed
	VITAS	Roto-Rooter	Corporate	Consolidated
2018 (a)
Service revenues and sales	$890,577	$434,563	$-	$1,325,140
Cost of services provided and goods sold	693,335	222,254	-	915,589
Selling, general and administrative expenses	61,606	108,120	34,748	204,474
Depreciation	14,753	13,782	107	28,642
Amortization	-	96	-	96
Other operating expenses	16	72	-	88
Total costs and expenses	769,710	344,324	34,855	1,148,889
Income/(loss) from operations	120,867	90,239	(34,855)	176,251
Interest expense	(153)	(255)	(3,405)	(3,813)
Intercompany interest income/(expense)	9,524	5,231	(14,755)	-
Other income/(expense)—net	469	60	3,827	4,356
Income/(expense) before income taxes	130,707	95,275	(49,188)	176,794
Income taxes	(30,987)	(22,476)	27,885	(25,578)
Net income/(loss)	$99,720	$72,799	$(21,303)	$151,216

(a) The following amounts are included in net income (in thousands):
				Chemed
	VITAS	Roto-Rooter	Corporate	Consolidated
Pretax benefit/(cost):
Stock option expense	$-	$-	$(9,360)	$(9,360)
Long-term incentive compensation	-	-	(4,376)	(4,376)
Medicare cap sequestration adjustment	(1,040)	-	-	(1,040)
Acquisition expenses	(177)	(177)	-	(354)
Accrued litigation settlement	204	-	-	204
Total	$(1,013)	$(177)	$(13,736)	$(14,926)

				Chemed
	VITAS	Roto-Rooter	Corporate	Consolidated
After-tax benefit/(cost):
Stock option expense	$-	$-	$(7,465)	$(7,465)
Long-term incentive compensation	-	-	(3,515)	(3,515)
Medicare cap sequestration adjustment	(777)	-	-	(777)
Acquisition expenses	(132)	(130)	-	(262)
Litigation settlement	152	-	-	152
Excess tax benefits on stock compensation	-	-	18,618	18,618
Total	$(757)	$(130)	$7,638	$6,751

CHEMED CORPORATION AND SUBSIDIARY COMPANIES
CONSOLIDATING STATEMENTS OF INCOME
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2017
(in thousands)(unaudited)

				Chemed
	VITAS	Roto-Rooter	Corporate	Consolidated
2017 (a)
Service revenues and sales	$855,977	$382,390	$-	$1,238,367
Cost of services provided and goods sold	663,565	195,474	-	859,039
Selling, general and administrative expenses	72,608	100,917	31,506	205,031
Depreciation	14,048	12,322	175	26,545
Amortization	14	97	-	111
Other operating expenses	91,138	-	-	91,138
Total costs and expenses	841,373	308,810	31,681	1,181,864
Income/(loss) from operations	14,604	73,580	(31,681)	56,503
Interest expense	(161)	(259)	(2,744)	(3,164)
Intercompany interest income/(expense)	8,478	4,035	(12,513)	-
Other income/(expense)—net	(95)	(85)	5,619	5,439
Income/(expense) before income taxes	22,826	77,271	(41,319)	58,778
Income taxes	(8,029)	(29,555)	22,431	(15,153)
Net income/(loss)	$14,797	$47,716	$(18,888)	$43,625

(a) The following amounts are included in net income (in thousands):
				Chemed
	VITAS	Roto-Rooter	Corporate	Consolidated
Pretax benefit/(cost):
Accrued litigation settlement	$(90,000)	$-	$-	$(90,000)
Stock option expense	-	-	(7,738)	(7,738)
Medicare cap sequestration adjustment	(105)	-	-	(105)
Long-term incentive compensation	-	-	(3,021)	(3,021)
Expenses related to litigation settlements	-	(213)	-	(213)
Program closure expenses	(1,138)	-	-	(1,138)
Expenses related to OIG investigation	(5,178)	-	-	(5,178)
Total	$(96,421)	$(213)	$(10,759)	$(107,393)

				Chemed
	VITAS	Roto-Rooter	Corporate	Consolidated
After-tax benefit/(cost):
Accrued litigation settlement	$(55,800)	$-	$-	$(55,800)
Stock option expense	-	-	(4,892)	(4,892)
Medicare cap sequestration adjustment	(65)	-	-	(65)
Long-term incentive compensation	-	-	(1,911)	(1,911)
Expenses related to litigation settlements	-	(129)	-	(129)
Program closure expenses	(675)	-	-	(675)
Expenses related to OIG investigation	(3,198)	-	-	(3,198)
Excess tax benefits on stock compensation	-	-	8,121	8,121
Total	$(59,738)	$(129)	$1,318	$(58,549)

Unaudited Consolidating Summary and Reconciliation of Adjusted EBITDA

Chemed Corporation and Subsidiary Companies
(in thousands)				Chemed
For the three months ended September 30, 2018	VITAS	Roto-Rooter	Corporate	Consolidated

Net income/(loss)	$35,921	$24,563	$(9,235)	$51,249
Add/(deduct):
Interest expense	49	71	962	1,082
Income taxes	10,784	6,267	(5,369)	11,682
Depreciation	4,905	4,712	40	9,657
Amortization	-	35	-	35
EBITDA	51,659	35,648	(13,602)	73,705
Add/(deduct):
Intercompany interest expense/(income)	(3,306)	(1,814)	5,120	-
Interest income	(88)	(23)	-	(111)
Medicare cap sequestration adjustment	503	-	-	503
Acquisition Expenses	177	177	-	354
Stock option expense	-	-	2,055	2,055
Long-term incentive compensation	-	-	1,234	1,234
Adjusted EBITDA	$48,945	$33,988	$(5,193)	$77,740

				Chemed
For the three months ended September 30, 2017	VITAS	Roto-Rooter	Corporate	Consolidated

Net income/(loss)	$26,454	$16,034	$(7,051)	$35,437
Add/(deduct):
Interest expense	53	73	922	1,048
Income taxes	15,248	9,833	(6,246)	18,835
Depreciation	4,529	4,268	22	8,819
Amortization	-	33	-	33
EBITDA	46,284	30,241	(12,353)	64,172
Add/(deduct):
Intercompany interest expense/(income)	(2,950)	(1,378)	4,328	-
Interest income	(48)	(4)	-	(52)
Expenses related to OIG investigation	935	-	-	935
Program closure expenses	(371)	-	-	(371)
Amortization of stock awards	72	67	156	295
Advertising cost adjustment	-	(162)	-	(162)
Stock option expense	-	-	1,683	1,683
Long-term incentive compensation	-	-	1,104	1,104
Adjusted EBITDA	$43,922	$28,764	$(5,082)	$67,604

Unaudited Consolidating Summary and Reconciliation of Adjusted EBITDA

Chemed Corporation and Subsidiary Companies
(in thousands)				Chemed
For the nine months ended September 30, 2018	VITAS	Roto-Rooter	Corporate	Consolidated

Net income/(loss)	$99,720	$72,799	$(21,303)	$151,216
Add/(deduct):
Interest expense	153	255	3,405	3,813
Income taxes	30,987	22,476	(27,885)	25,578
Depreciation	14,753	13,782	107	28,642
Amortization	-	96	-	96
EBITDA	145,613	109,408	(45,676)	209,345
Add/(deduct):
Intercompany interest expense/(income)	(9,524)	(5,231)	14,755	-
Interest income	(468)	(60)	-	(528)
Accrued litigation settlement	(204)	-	-	(204)
Medicare cap sequestration adjustment	1,040	-	-	1,040
Acquisition expenses	177	177	-	354
Stock award amortization	107	100	239	446
Stock option expense	-	-	9,360	9,360
Long-term incentive compensation	-	-	4,376	4,376
Adjusted EBITDA	$136,741	$104,394	$(16,946)	$224,189

				Chemed
For the nine months ended September 30, 2017	VITAS	Roto-Rooter	Corporate	Consolidated

Net income/(loss)	$14,797	$47,716	$(18,888)	$43,625
Add/(deduct):
Interest expense	161	259	2,744	3,164
Income taxes	8,029	29,555	(22,431)	15,153
Depreciation	14,048	12,322	175	26,545
Amortization	14	97	-	111
EBITDA	37,049	89,949	(38,400)	88,598
Add/(deduct):
Intercompany interest expense/(income)	(8,478)	(4,035)	12,513	-
Interest income	(267)	(29)	-	(296)
Accrued litigation settlement	90,000	-	-	90,000
Expenses related to OIG investigation	5,178	-	-	5,178
Program closure expenses	1,138	-	-	1,138
Medicare cap sequestration adjustment	105	-	-	105
Amortization of stock awards	220	203	510	933
Advertising cost adjustment	-	(707)	-	(707)
Expenses related to litigation settlements	-	213	-	213
Stock option expense	-	-	7,738	7,738
Long-term incentive compensation	-	-	3,021	3,021
Adjusted EBITDA	$124,945	$85,594	$(14,618)	$195,921

RECONCILIATION OF ADJUSTED NET INCOME
(in thousands, except per share data)(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net income as reported	$51,249	$35,437	$151,216	$43,625

Add/(deduct) after-tax cost of:
Excess tax benefits on stock compensation	(3,118)	(1,783)	(18,618)	(8,121)
Stock option expense	1,674	1,064	7,465	4,892
Long-term incentive compensation	1,013	699	3,515	1,911
Medicare cap sequestration adjustment	376	-	777	65
Acquisition expenses	262	-	262	-
Accrued litigation settlement	-	-	(152)	55,800
Expenses of OIG investigation	-	578	-	3,198
Program closure expenses	-	(223)	-	675
Expenses related to litigation settlements	-	-	-	129
Adjusted net income	$51,456	$35,772	$144,465	$102,174

Diluted Earnings Per Share As Reported
Net income	$3.06	$2.13	$8.98	$2.60
Average number of shares outstanding	16,772	16,676	16,830	16,763

Adjusted Diluted Earnings Per Share
Adjusted net income	$3.07	$2.15	$8.58	$6.10
Adjusted average number of shares outstanding	16,772	16,676	16,830	16,763

CHEMED CORPORATION AND SUBSIDIARY COMPANIES
OPERATING STATISTICS FOR VITAS SEGMENT
(unaudited)
	Three Months Ended September 30,		Nine Months Ended September 30,
OPERATING STATISTICS	2018	2017	2018	2017
Net revenue ($000)
Homecare	$257,134	$235,102	$748,546	$689,248
Inpatient	19,617	21,807	61,803	66,369
Continuous care	30,385	29,870	91,664	94,426
Other	2,104	2,172	5,844	6,181
Subtotal	$309,240	$288,951	$907,857	$856,224
Room and board, net	(2,569)	-	(7,863)	-
Contractual allowances	(2,957)	-	(8,749)	-
Medicare cap allowance	(1,950)	-	(668)	(247)
Total	$301,764	$288,951	$890,577	$855,977
Net revenue as a percent of total before Medicare cap allowances
Homecare	83.2%	81.4%	82.5%	80.5%
Inpatient	6.3	7.5	6.8	7.8
Continuous care	9.8	10.3	10.1	11.0
Other	0.7	0.8	0.6	0.7
Subtotal	100.0	100.0	100.0	100.0
Room and board, net	(0.8)	-	(0.9)	-
Contractual allowances	(1.0)	-	(1.0)	-
Medicare cap allowance	(0.6)	-	(0.1)	-
Total	97.6%	100.0%	98.0%	100.0%
Average daily census (days)
Homecare	13,791	12,596	13,515	12,444
Nursing home	3,402	3,254	3,298	3,148
Routine homecare	17,193	15,850	16,813	15,592
Inpatient	313	354	328	358
Continuous care	451	448	466	475
Total	17,957	16,652	17,607	16,425
Total Admissions	16,403	16,000	51,540	49,874
Total Discharges	16,171	15,726	50,234	49,074
Average length of stay (days)	90.0	89.5	89.0	87.9
Median length of stay (days)	18.0	16.0	16.0	16.0
ADC by major diagnosis
Cerebro	36.2%	35.6%	36.5%	35.0%
Neurological	18.8	18.9	18.7	19.4
Cancer	13.8	16.6	13.8	16.6
Cardio	16.4	14.4	16.4	14.8
Respiratory	8.1	7.9	8.1	7.9
Other	6.7	6.6	6.5	6.3
Total	100.0%	100.0%	100.0%	100.0%
Admissions by major diagnosis
Cerebro	21.1	22.0%	21.9%	21.9%
Neurological	11.6	10.0	11.3	10.5
Cancer	31.5	31.5	30.0	30.8
Cardio	14.7	14.9	15.3	15.1
Respiratory	10.3	10.6	11.0	10.9
Other	10.8	11.0	10.5	10.8
Total	100.0%	100.0%	100.0%	100.0%
Direct patient care margins
Routine homecare	53.0%	52.4%	52.6%	52.2%
Inpatient	3.1	3.4	5.0	4.4
Continuous care	17.3	17.3	17.4	16.9
Homecare margin drivers (dollars per patient day)
Labor costs	$57.31	$56.48	$57.85	$57.20
Combined drug, HME and medical supplies	13.85	14.67	14.23	14.77
Inpatient margin drivers (dollars per patient day)
Labor costs	$384.50	$362.48	$375.65	$369.77
Continuous care margin drivers (dollars per patient day)
Labor costs	$587.84	$579.31	$576.77	$584.82
Estimated uncollectible accounts as a percent of revenues	1.0%	1.1%	1.0%	1.1%
Accounts receivable -- Days of revenue outstanding- excluding unapplied Medicare payments	36.0	37.6	n.a.	n.a.
Accounts receivable -- Days of revenue outstanding- including unapplied Medicare payments	22.8	19.9	n.a.	n.a.

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

Item 3.   Quantitative and Qualitative Disclosures about Market Risk

The Company’s primary market risk exposure relates to interest rate risk exposure through its variable interest line of credit.  At September 30, 2018, the Company had $130.0 million of variable rate debt outstanding.  For each $10 million dollars borrowed under the credit facility, an increase or decrease of 100 basis points (1% point), increases or decreases the Company’s annual interest expense by $100,000.

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

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

Item 2(c). Purchases of Equity Securities by Issuer and Affiliated Purchasers

The following table shows the activity related to our share repurchase program for the first nine months of 2018:

	Total Number	Weighted Average	Cumulative Shares	Dollar Amount
	of Shares	Price Paid Per	Repurchased Under	Remaining Under
	Repurchased	Share	the Program	The Program

February 2011 Program
January 1 through January 31, 2018	-	$-	7,815,718	$55,533,344
February 1 through February 28, 2018	96,890	258.26	7,912,608	30,510,279
March 1 through March 31, 2018	203,110	276.22	8,115,718	$124,407,878

First Quarter Total	300,000	$270.42

April 1 through April 30, 2018	-	$-	8,115,718	$124,407,878
May 1 through May 31, 2018	-	-	8,115,718	124,407,878
June 1 through June 30, 2018	10,000	317.86	8,125,718	$121,229,007

Second Quarter Total	10,000	$317.86

July 1 through July 31, 2018	10,249	$314.49	8,135,967	$118,005,847
August 1 through August 31, 2018	39,751	315.87	8,175,718	105,449,705
September 1 through September 30, 2018	70,622	309.99	8,246,340	$83,557,343

Third Quarter Total	120,622	$312.31

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

Chemed Corporation
(Registrant)

Dated:	November 2, 2018	By:	/s/ Kevin J. McNamara
Kevin J. McNamara
(President and Chief Executive Officer)

Dated:	November 2, 2018	By:	/s/ David P. Williams
David P. Williams
(Executive Vice President and Chief Financial Officer)

Dated:	November 2, 2018	By:	/s/ Michael D. Witzeman
Michael D. Witzeman
(Vice President and Controller)