Form 10-K
period 2018-12-31
CHEMED CORP
filed 2019-02-27
CIK 19584

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
☑   ANNUAL REPORT

PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018

☐    Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Transition Period from ________ to ___________

Commission File Number: 1-8351

CHEMED CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	31-0791746
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

Suite 2600, 255 East Fifth Street, Cincinnati, Ohio	45202-4726
(Address of principal executive offices)	(Zip Code)

(513) 762-6690
(Registrant’s Telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of each exchange on which registered

Capital Stock – Par Value $1 Per Share	New York Stock Exchange

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

The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing price of said stock on the New York Stock Exchange – Composite Transaction Listing on June 29, 2018 ($320.64 per share), was $5,077,902,421.

At February 15, 2019, 15,967,469 shares of Chemed Capital Stock (par value $1 per share) were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Document	Where Incorporated
2018 Annual Report to Stockholders (specified portions)	Parts I, II, and IV
Proxy Statement for Annual Meeting to be held May 20, 2019	Part III

CHEMED CORPORATION
2018 FORM 10-K ANNUAL REPORT

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

During 2018, Chemed conducted its business operations in two segments: the VITAS segment (VITAS) and the Roto-Rooter segment (Roto-Rooter).  VITAS provides hospice and palliative care services to its patients through a network of physicians, registered nurses, home health aides, social workers, clergy and volunteers.  Roto-Rooter provides plumbing, drain cleaning, water restoration and other related services to residential and commercial customers.

Forward Looking Statements

This Annual Report contains or incorporates by reference certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  The Company intends such statements to be subject to the safe harbors created by that legislation.  Such statements involve risks and uncertainties that could cause actual results of operations to differ materially from these forward-looking statements.

Financial Information about Industry Segments

The required segment and geographic data for the Company’s continuing operations (as described below) for three years ended December 31, 2016, 2017 and 2018 are shown in Note 5 of the Notes to Consolidated Financial Statements on pages 80-82 of the 2018 Annual Report to Stockholders and are incorporated herein by reference.

Description of Business by Segment

The information called for by this item is included within Note 5 of the Notes to Consolidated Financial Statements appearing on pages 80-82 of the 2018 Annual Report to Stockholders is incorporated herein by reference.

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

Customer Concentration
Roto-Rooter’s business has a large and diverse customer base.  Approximately 93% of VITAS’ revenue is from the United States government through the Medicare program.  The loss of a portion or all of our Medicare revenue would have a material adverse effect on the Company.

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

VITAS

Hospice care in the United States is competitive.  Plans of care for hospice services are not proprietary. As a result, VITAS competes and differentiates itself primarily on the basis of its ability to deliver quality, responsive services within the requirements of Medicare’s hospice conditions of participation.  VITAS is one of the nation’s largest providers of hospice services in an industry dominated primarily by small, non-profit, community-based hospices.  Approximately 30% of all hospice providers are not-for-profit.  Because the hospice care industry is highly fragmented, VITAS competes with a large number of organizations.

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

Informed Consent.  The hospice must obtain the informed consent of the hospice patient, or the patient’s legal representative, that specifies the type of care services that may be provided as hospice care, which is palliative and not curative care.  The patient or the patient’s legal representative must also acknowledge that by choosing hospice care, certain other Medicare benefits are waived.

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

Routine Home Care.  The routine home care rate is paid for each day that a patient is in a hospice program and is not receiving one of the other categories of hospice care.  The routine home care rate  is a two-tiered rate, with a higher rate for the first 60 days of a hospice patient’s care and a lower rate for days 61 and after.  In addition there is a Service Intensity Add-on payment which covers direct home care visits conducted by a registered nurse or social worker in the last seven days of a hospice patient’s life, reimbursed up to four hours per day in fifteen minute increments at the continuous care rate.

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

Medicare Payment for Physician Services.  Payment for direct patient care physician services delivered by hospice physicians is billed separately by the hospice to the Medicare Administrative Contractors and paid at the lesser of the actual charge or the Medicare allowable charge for these services.  This payment is in addition to the per diem rates VITAS receives for hospice care.  Payment for hospice physicians’ administrative and general supervisory activities is included in the daily rates discussed above.  Payments for attending physician professional services (other than services furnished by hospice physicians) are not paid to the hospice, but rather are paid directly to the attending physician by the Medicare Administrative Contractors.  For fiscal 2018, less than 2% of VITAS’ net revenue was attributable to physician services.

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

Second, Medicare payments to a hospice are also subject to a separate cap based on overall average payments per admission.  Any payments exceeding this overall hospice cap must be refunded by the hospice.  This cap was set at $28,689.04 per admission for the twelve-month period ended on October 31, 2018, and is adjusted annually to account for inflation.  VITAS’ hospices may be subject to future payment reductions or recoupments as the result of this cap.

Medicare Managed Care Programs.  The Medicare program has entered into contracts with managed care companies to provide managed care benefits to Medicare beneficiaries who elect to participate in managed care programs.  These managed care programs are commonly referred to as Medicare HMOs, Medicare Advantage or Medicare risk products.  VITAS provides hospice care to Medicare beneficiaries who participate in these managed care programs, and VITAS is paid for services provided to these beneficiaries in the same way and at the same rates as those of other Medicare beneficiaries who are not in a Medicare managed care program.  Under current Medicare policy, Medicare pays the hospice directly for services provided to these managed care program participants.

Overview of Government Payments – Medicaid

Medicaid Coverage and Reimbursements.  State Medicaid programs are another source of VITAS’ net patient revenue.  Medicaid is a state-administered program financed by state funds and federal funds to provide medical assistance to the indigent and certain other eligible persons.  For those states that elect to provide a hospice benefit, the Medicaid program is required to pay the hospice at rates at least equal to the rates provided under Medicare and calculated using the same methodology.  States maintain flexibility to establish their own hospice election procedures and to limit the number and duration of benefit periods for which they will pay for hospice services.  Reimbursement from state Medicaid programs in 2018 accounted for 4% of VITAS’ revenues.

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

Adjustments to Medicare and Medicaid Payment Rates.  Payment rates under the Medicare and Medicaid programs are adjusted annually for inflation based upon the Hospital Market Basket Index and the Consumer Price Index; however, the adjustments have historically been less than actual inflation.  These base rates are further modified by the Hospice Wage Index to reflect local differences in wages according to the revised wage index.  Effective April 1, 2013, the Federal government implemented a 2% reimbursement cut for all Medicare programs, including hospice.  It is possible that there will be further modifications to the rate structure under which the Medicare or Medicaid programs pay for hospice care services; the current cut is scheduled to last through the Federal Government’s fiscal year 2027.  Any future reductions in the rate of increase or an actual decrease in Medicare and Medicaid payments may have an adverse impact on VITAS’ net patient service revenue and profitability.  On July 31, 2015, CMS published the final full year 2016 hospice wage index providing guidance to hospice providers regarding changes to hospice reimbursement for full year 2016.  Effective January 1, 2016 the routine home care rate changed to reflect a two-tiered rate, with a higher rate for the first 60 days of a hospice patient’s care, and a lower rate for days 61 and after.  In addition, the full year 2016 wage rule provides reimbursement of a Service Intensity Add-on payment.  This Service Intensity Add-on payment also went into effect on January 1, 2016, and applies to direct home care visits conducted by a registered nurse or social worker in the last seven days of a hospice patient’s life while on the routine home care level of care.

Managed Medicaid. In some states in which VITAS operates, the state legislatures have established managed Medicaid programs.  Managed Medicaid programs outsource the process of eligibility determination and payment by Medicaid to private insurance companies.  In some states, participants are required to choose a managed Medicaid provider.  VITAS negotiates participant eligibility and documentation requirements, as well as hospice pay rates with each managed Medicaid provider.  These requirements and pay rates may or may not align with the applicable Medicare hospice regulations and pay rates.

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

Violations of the Anti-Kickback Law carry potentially severe penalties including imprisonment of up to ten years, criminal fines of up to $100,000 per act, civil money penalties of up to $100,000 per act, and additional damages of up to three times the amounts claimed or remuneration offered or paid.  Federal law also authorizes exclusion from the Medicare and Medicaid programs for violations of the Anti-Kickback Law.

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

HIPAA Anti-Fraud Provisions.  HIPAA includes several revisions to existing health care fraud laws by permitting the imposition of civil monetary penalties in cases involving violations of the anti-kickback statute or contracting with excluded providers.  In addition, HIPAA created statutes making it a federal felony to engage in fraud, theft, embezzlement, or the making of false statements with respect to healthcare benefit programs, which include private, as well as government programs.  In addition, federal enforcement officials have the ability to exclude from the Medicare and Medicaid programs any investors, officers and managing employees associated with business entities that have committed healthcare fraud, even if the investor, officer or employee had no actual knowledge of the fraud.

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

Under the Settlement Agreement, the Company paid $75 million plus interest, plus certain attorney fees and expenses of qui tam relators.  The Company made these payments during the fourth quarter of 2017.  The Company previously recorded a $90 million loss reserve ($55.8 million after-tax) related to the Settlement Agreement, and associated costs in the second quarter of 2017.  During the fourth quarter of 2017, approximately $5.5 million ($3.4 million after-tax) recorded as part of the $90 million was reversed as relator attorney' fees were less than originally estimated

The costs incurred related to U.S. v. VITAS and related regulatory matters, exclusive of the settlement were, $5.2 million and $5.3 million for 2017, and 2016 respectively.

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

As described above, VITAS and certain of its subsidiaries entered into a CIA with the OIG on October 30, 2017 in connection with the settlement of a False Claims Act Case In the event of breach of the CIA, VITAS could become liable for payment of stipulated penalties or could be excluded from participation in federal healthcare programs.

The Civil False Claims Act prohibits the known filing of a false claim or the known use of false statements to obtain payments.  Penalties for violations include fines ranging from $5,500 to $11,000 (as adjusted for inflation), plus treble damages, for each claim filed.  Provisions in the Civil False Claims Act also permit individuals to bring actions against individuals or businesses in the name of the government as “qui tam” relators.  If a qui tam relator’s claim is successful, he or she is entitled to share the government’s recovery.

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

The Stark Law and State Physician Self-Referral Laws.  Section 1877 of the Social Security Act, commonly known as the “Stark Law”, prohibits physicians from referring Medicare or Medicaid patients for “designated health services” to entities in which they hold an ownership or investment interest or with whom they have a compensation arrangement, subject to a number of statutory and regulatory exceptions.  Penalties for violating the Stark Law are severe and include:

•	Denial of payment;

•	Civil monetary penalties of $15,000 per referral or $100,000 for “circumvention schemes;”

•	Assessments equal to 200% of the dollar value of each such service provided; and

•	Exclusion from the Medicare and Medicaid programs.

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

Prohibition on Employing or Contracting with Excluded Providers.  The Social Security Act and federal regulations state that individuals or entities that have been convicted of a criminal offense related to the delivery of an item or service under Medicare or Medicaid programs or that have been convicted, under state and federal law, of a criminal offense relating to neglect or abuse of residents in connection with the delivery of a healthcare item or service cannot participate in any federal health care programs, including Medicare and Medicaid.  Additionally, individuals and entities convicted of fraud, that have had their licenses revoked or suspended, or that have failed to provide services of adequate quality also may be excluded from the Medicare and Medicaid programs.  Federal regulations prohibit Medicare providers, including hospice programs, from submitting claims for items or services or their related costs if an excluded provider furnished those items or services.  The OIG maintains a list of excluded persons and entities.   Nonetheless, it is possible that VITAS might unknowingly bill for services provided by an excluded person or entity with whom it contracts.  The penalty for contracting with an excluded provider may range from civil monetary penalties of $100,000 and damages of up to three times the amount of payment that was inappropriately received.

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

Environmental Matters

Roto-Rooter’s operations are subject to various federal, state, and local laws and regulations regarding environmental matters and other aspects of the operation of a sewer and drain cleaning, plumbing, and water restoration services business.  For certain other activities, such as septic tank and grease trap pumping, Roto-Rooter is subject to state and local environmental health and sanitation regulations.

At December 31, 2018, the Company’s accrual for its estimated liability for potential environmental cleanup and related costs arising from the 1991 sale of DuBois Chemicals Inc. (“DuBois”) amounted to $1.7 million.  Of this balance, $901,000 is included in other liabilities and $826,000 is included in other current liabilities.  The Company is contingently liable for additional DuBois-related environmental cleanup and related costs up to a maximum of $14.9 million.  On the basis of a continuing evaluation of the Company’s potential liability, and in consultation with the Company’s environmental attorney, management believes that it is not probable this additional liability will be paid.  Accordingly, no provision for this contingent liability has been recorded.  Although it is not presently possible to reliably project the timing of payments related to the Company’s potential liability for environmental costs, management believes that any adjustments to its recorded liability will not materially adversely affect its financial position or results of operations.

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

Employees

On December 31, 2018, the Company had a total of 15,707 employees.

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

Item 1A.  Risk Factors

You should carefully consider the risks described below, together with all of the information included in this Annual Report on Form 10-K, in evaluating us and our Capital Stock.  They are not the only ones facing the Company.  Other risks and uncertainties not currently known to us or that we deem to be immaterial may also materially and adversely affect our business, financial condition, or results of operations.

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

Environmental and safety compliance costs and liabilities could increase our expenses and adversely affect our financial condition.

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

In excess of 95% of VITAS’ net patient service revenue consists of payments from the Medicare and Medicaid programs.  Such payments are made primarily on a “per diem” basis, subject to annual reimbursement caps.  Because VITAS receives a per diem fee to provide eligible services to all patients, VITAS’ profitability is largely dependent upon its ability to manage the costs of providing hospice services to patients.  Increases in operating costs, such as labor and supply costs that are subject to inflation, without a compensating increase in Medicare and Medicaid rates, could have a material adverse effect on VITAS’ business in the future.  Medicare and Medicaid currently adjust the various hospice payment rates annually based primarily on the increase or decrease of the hospital wage index basket, regionally adjusted.  However, the increases may be less than actual inflation.  VITAS’ profitability could be negatively impacted if this adjustment were eliminated or reduced, or if VITAS’ costs of providing hospice services increased more than the annual adjustment.  In addition, cost pressures resulting from shorter patient lengths of stay and the use of more expensive forms of palliative care, including drugs and drug delivery systems, could negatively impact VITAS’ profitability.  Many payors are increasing pressure to control health care costs.  The U.S. federal budget remains in flux, which could, among other things, cut Medicare payments to providers.  The Medicare program is frequently mentioned as a target for spending cuts.  The full impact on our business of any future cuts in Medicare or other programs is uncertain.  In addition, both public and private payors are increasing pressure to decrease, or limit increases in, reimbursement rates for health care services.  VITAS’ levels of revenue and profitability will be subject to the effect of possible reductions in coverage or payment rates by third-party payors, including payment rates from Medicare and Medicaid.

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

A significant portion of VITAS’ workforce is licensed nurses.  VITAS depends on qualified nurses to provide quality, responsive hospice services to its patients.  The current nationwide shortage of qualified nurses impacts some of the markets in which VITAS provides hospice services.  In response to this shortage, VITAS has adjusted its wages and benefits to recruit and retain nurses and to engage contract nurses.  VITAS’ inability to attract and retain qualified nurses could adversely affect its ability to provide quality, responsive hospice services to its patients and its ability to increase or maintain patient census in those markets.  Increases in the wages and benefits required to attract and retain qualified nurses or an increase in reliance on contract nurses could negatively impact profitability.

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

Cybersecurity

In the normal course of business, our information technology systems hold sensitive patient information including patient demographic data, eligibility for various medical plans including Medicare and Medicaid and protected health information.  Additionally, we utilize those same systems to perform our day-to-day activities, such as receiving referrals, assigning medical teams to patients, documenting medical information and maintaining an accurate record of all transactions.  We have not experienced any known attacks on our information technology systems that have compromised patient data or the Company’s proprietary data.  We maintain our information technology systems with safeguard protection against cyber-attacks including active intrusion protection, firewalls and virus detection software.  As discussed previously, we are subject to and comply with HIPAA and HITECH regulations.  We have developed and tested a response plan in the event of a successful attack and we maintain commercial insurance related to a cyber-attack. However, these safeguards do not ensure that a significant cyber-attack could not occur.  A successful attack on our information technology systems could have significant consequences to the business including liability for compromised patient information and business interruption.

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

VITAS’ headquarters and a significant portion of its operations are in south Florida

The occurrence of a natural disaster in any region that VITAS has significant operations could have a negative impact on the business.  VITAS’ headquarters are located in Miami, Florida.  In addition, two of our largest programs are in south Florida.  The location of our headquarters and these large programs increases our exposure to hurricanes.  A major hurricane in south Florida could impede our ability to bill for our services, operate our businesses and serve our patients in the affected area.  VITAS maintains a disaster recovery program to mitigate this risk however, natural disasters could have an adverse effect on our future operating performance.

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

The Company’s corporate offices and the headquarters for Roto-Rooter are located in Cincinnati, Ohio.  Roto-Rooter has manufacturing and distribution center facilities in West Des Moines, Iowa and has 129 leased and owned office and service facilities in 27 states.  VITAS, headquartered in Miami, operates 47 programs from 169 leased and owned facilities and 27 inpatient units in 19 states and the District of Columbia.

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

However, on June 13, 2016, counsel for Chemed shareholder Michael Kvint filed a letter with the Court requesting a two-week extension to file a motion to substitute Mr. Kvint as lead plaintiff, in place of Lead Plaintiff KBC and to file an amended Complaint.  Alternatively, counsel for Mr. Kvint requested that any dismissal of the action be with prejudice to KBC only.  On June 14, 2016, Chemed filed a reply letter with the Court, reserving its rights to oppose any motion filed by Mr. Kvint and, if warranted, to oppose any other actions taken by Mr. Kvint to proceed with the action (including by filing an untimely amended Complaint).  On June 21, 2016, the Court entered an Oral Order providing Mr. Kvint until June 30, 2016 to file a Motion to Substitute and Motion for Leave to File an Amended Complaint.  On that date, Mr. Kvint filed, under seal, a Motion to Substitute Plaintiff and File Amended Complaint, and attached a Proposed Amended Complaint.  Mr. Kvint’s motion was fully briefed by the parties.  On April 25, 2017, Magistrate Judge Burke issued a Report and Recommendation recommending that the Court permit Mr. Kvint to intervene as Lead Plaintiff and grant leave to amend the complaint to replead the duty of loyalty claim only.  On May 16, 2017, Chief Judge Stark signed an Order adopting that Report and Recommendation.  Plaintiff Kvint filed a Corrected Amended Complaint on May 30, 2017.  On September 13, 2017, the Court entered an order dismissing with prejudice the claims against defendants Timothy S. O’Toole and Joel F. Gemunder and permitting Defendants to file a Motion to Dismiss the Corrected Amended Complaint. The matter has been fully briefed and argued. On February 26, 2019, Magistrate Judge Burke issued a Report and Recommendations recommending that Defendants' motion to dismiss the amended complaint be granted. Any objections to that Report are due March 12, 2019, and any responses thereto are due March 26, 2019.  The Court will then decide whether to accept the Report and Recommendations.  As the Company has previously disclosed, the legal fees and costs associated with defending against this lawsuit are presently being paid by insurance.  For additional procedural history of this litigation, please refer to our prior quarterly and annual filings.

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

Under the Settlement Agreement, the Company paid $75 million plus interest, plus certain attorney fees and expenses of qui tam relators.  The Company made these payments during the fourth quarter of 2017.  The Company previously recorded a $90 million loss reserve ($55.8 million after-tax) related to the Settlement Agreement, and associated costs in the second quarter of 2017.  During the fourth quarter of 2017, approximately $5.5 million ($3.4 million after-tax) recorded as part of the $90 million was reversed as relator attorney' fees were less than originally estimated

The costs incurred related to U.S. v. VITAS and related regulatory matters, exclusive of the settlement were $5.2 million and $5.3 million for 2017, and 2016 respectively.

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

Jazzina Williams’ (a Home Health Aide in Sacramento) lawsuit alleges claims for (1) failure to pay all wages due; (2) failure to authorize and permit rest periods; (3) failure to provide off-duty meal periods; (4) failure to furnish accurate wage statements; (5) unreimbursed business expenses; (6) waiting time penalties; and (7) violations of the Private Attorneys General Act (“PAGA”).  Williams seeks to pursue these claims both individually and as a representative action under the PAGA on behalf of current and former California non-exempt employees.  Plaintiff served VITAS with the lawsuit on May 31, 2017.  VITAS CA timely answered the Complaint generally denying Plaintiff’s allegations.  Williams is pursing discovery of her individual claim and has agreed to a stay of class discovery pending possible resolution through ongoing mediation in the Jordan Seper and Jiwann Chhina cases.  Defendant filed and served each of Plaintiffs Williams, Phillips, and Moore with a Notice of Related Cases on July 19, 2017.

The Jordan Seper and Jiwann Chhina cases have been consolidated in Los Angeles County Superior court; Chhina was dismissed as a separate action and joined with Seper through the filing of an amended complaint in Seper in which Chhina is also identified as a named plaintiff, on August 28, 2018.

Alfred Lax (“Lax”), a current employee of Roto-Rooter Services Company (“RRSC”), was hired in the RRSC’s Menlo Park branch in 2007. On November 30, 2018, Lax filed a class action lawsuit in Santa Clara County Superior Court alleging (1) failure to provide or compensate for required rest breaks; (2) failure to properly pay for all hours worked; (3) failure to provide accurate wage statements; (4) failure to reimburse for work-related expenses; and (5) unfair business practices.  Lax has stated these claims as a representative of a class defined as all service technicians employed by RRSC in California during the four years preceding the filing of the complaint.  He seeks a determination that the action may proceed and be maintained as a class action and for compensatory and statutory damages (premium payments for missed rest periods, uncompensated rest periods, wages for time allegedly not paid such as travel time, repair time, and vehicle maintenance time, and unreimbursed expenses), penalties and restitutions, pre- and post-judgement interest and attorneys’ fees and costs.  The lawsuit, Alfred Lax, on behalf of himself and all others similarly situated v. Roto-Rooter Services Company, and Does 1 through 50 inclusive; Santa Clara County Superior Court Case Number 18CV338652, was received by RRSC on December 11, 2018 and RRSC timely filed its answer denying the claims.

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

Item 4.  Mine Safety Disclosures

None

Executive Officers of the Company

Name	Age	Office	First Elected
Kevin J. McNamara	65	President and Chief Executive Officer	August 2, 1994 (1)
David P. Williams	58	Executive Vice President and Chief Financial Officer	March 5, 2004 (4)
Spencer S. Lee	63	Executive Vice President	May 15, 2000 (3)
Nicholas M. Westfall	40	Executive Vice President	June 16, 2016 (2)
Naomi C. Dallob	65	Vice President and Chief Legal Officer	May 4, 1987 (5)

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

Each executive officer holds office until the annual election at the next annual organizational meeting of the Board of Directors of the Company which is scheduled to be held on May 20, 2019.

PART II

Item 5.  Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company has historically paid cash dividends quarterly.  However, future dividends are dependent upon the Company’s earnings and financial condition, compliance with certain debt covenants and other factors not presently determinable.

As of February 15, 2019, there were approximately 1,607 stockholders of record of the Company’s Capital Stock.  This number only includes stockholders of record and does not include stockholders with shares beneficially held in nominee name or within clearinghouse positions of brokers, banks or other institutions.

During 2018, the number of shares of Capital Stock repurchased by the Company, the weighted average price paid for each share, the cumulative shares repurchased under each program and the dollar amounts remaining under each program were as follows:

Company Purchase of Shares of Capital Stock

	Total Number	Weighted Average	Cumulative Shares	Dollar Amount
	of Shares	Price Paid Per	Repurchased Under	Remaining Under
	Repurchased	Share	the Program	The Program

February 2011 Program
January 1 through January 31, 2018	-	$-	7,815,718	$55,533,344
February 1 through February 28, 2018	96,890	258.26	7,912,608	30,510,279
March 1 through March 31, 2018	203,110	276.22	8,115,718	$124,407,848

First Quarter Total	300,000	$270.42

April 1 through April 30, 2018	-	$-	8,115,718	$124,407,878
May 1 through May 31, 2018	-	-	8,115,718	124,407,878
June 1 through June 30, 2018	10,000	317.86	8,125,718	$121,229,007

Second Quarter Total	10,000	$317.86

July 1 through July 31, 2018	10,249	$314.49	8,135,967	$118,005,847
August 1 through August 31, 2018	39,751	315.87	8,175,718	105,449,705
September 1 through September 30, 2018	70,622	309.99	8,246,340	$83,557,343

Third Quarter Total	120,622	$312.31

October 1 through October 31, 2018	2,586	$313.03	8,248,926	$82,747,856
November 1 through November 30, 2018	-	-	8,248,926	82,747,856
December 1 through December 31, 2018	127,938	282.16	8,376,864	$46,649,495

Fourth Quarter Total	130,524	$282.77

On March 6, 2018, our Board of Directors authorized an additional $150 million under February 2011 Repurchase Program.

As of December 31, 2018, the number of stock options and performance share units outstanding under the Company’s equity compensation plans, the weighted average exercise price of outstanding options, and the number of securities remaining available for issuance were as follows:

EQUITY COMPENSATION PLAN INFORMATION

	Number of securities to be issued upon exercise of outstanding warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column)
Plan Category

Equity compensation plans approved by stockholders (1)	1,443,770	$175.68	1,607,637

(1)	Amount includes 48,736 shares allocated to certain employees which vest upon attainment of specified earnings per share targets and specified total shareholder return targets.

Comparative Stock Performance

The graph below compares the yearly percentage change in the Company’s cumulative total stockholder return on Capital Stock (as measured by dividing (i) the sum of (A) the cumulative amount of dividends for the period December 31, 2013, to December 31, 2018, assuming dividend reinvestment, and (B) the difference between the Company’s share price at December 31, 2013 and December 31, 2018; by (ii) the share price at December 31, 2013) with the cumulative total return, assuming reinvestment of dividends, of the (1) S&P 500 Stock Index and (2) Dow Jones Industrial Diversified Index.

December 31	2013	2014	2015	2016	2017	2018
Chemed Corporation	100.00	139.13	198.60	214.24	326.34	381.85
S&P 500	100.00	113.69	115.26	129.05	157.22	150.33
Dow Jones Diversified Industrials	100.00	101.05	114.02	126.52	118.18	88.53

Item 6.  Selected Financial Data

The information called for by this Item for the five years ended December 31, 2018 is set forth on page 95 of the 2018 Annual Report to Stockholders and is incorporated herein by reference.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information called for by this Item is set forth on pages 99 through 119 of the 2018 Annual Report to Stockholders and is incorporated herein by reference.

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

The market value of the Company’s long-term debt at December 31, 2018 is approximately $89.2 million which equals the carrying value as all outstanding debt is at a variable interest rate.

Item 8.  Financial Statements and Supplementary Data

The consolidated financial statements, together with the report thereon of PricewaterhouseCoopers LLP dated February 27, 2019, appearing on pages 60 through 92 of the 2018 Annual Report to Stockholders, along with the Supplementary Data (Unaudited Summary of Quarterly Results) appearing on pages 93-94, are incorporated herein by reference.

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

Management’s Report on Internal Control Over Financial Reporting

Refer to Management’s Report on Internal Control over Financial Reporting and Report of Independent Registered Public Accounting Firm on pages 60 through 62 of the Company’s 2018 Annual Report to Stockholders, which are incorporated herein by reference.

Changes in Internal Control Over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act during the Company’s fiscal quarter ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The directors of the Company are:

Kevin J. McNamara
Joel F. Gemunder
Patrick P. Grace
Thomas C. Hutton
Walter L. Krebs
Andrea R. Lindell
Thomas P. Rice
Donald E. Saunders
George J. Walsh III
Frank E. Wood

The additional information required under this Item is set forth in the Company’s 2019 Proxy Statement and in Part I hereof under the caption “Executive Officers of the Registrant” and is incorporated herein by reference.

The Company has adopted a Code of Ethics that applies to the Company’s principal executive officer, principal financial officer, principal accounting officer, directors and employees.  A copy of this Code of Ethics is incorporated with this report as Exhibit 14 and it is also posted on the Company’s Web site, www.chemed.com.

Item 11. Executive Compensation

Information required under this Item is set forth in the Company’s 2019 Proxy Statement, which is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required under this Item is set forth in the Company’s 2019 Proxy Statement, which is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions and Director Independence.

Information required under this Item is set forth in the Company’s 2019 Proxy Statement, which is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

Audit Fees

PricewaterhouseCoopers LLP charged the Company $2,091,000 for 2017 and $2,205,000 for 2018.  These fees were for professional services rendered for the integrated audit of the Company’s annual financial statements and of its internal control over financial reporting, review of the financial statements included in the Company’s Forms 10-Q and review of documents filed with the SEC.

Audit-Related Fees

PricewaterhouseCoopers LLP charged the Company $137,000 and $141,000 for 2017 and 2018, respectively, for audit-related services.  These services were related primarily to the audit of one of VITAS’ Florida subsidiaries.

Tax Fees

No such services were rendered in 2017 or 2018.

All Other Fees

No such other services were rendered in 2017 or 2018.

The Audit Committee has adopted a policy which requires the Committee’s pre-approval of audit and non-audit services performed by the independent auditor to assure that the provision of such services does not impair the auditor’s independence.  The Audit Committee pre-approved all of the audit and non-audit services rendered by PricewaterhouseCoopers LLP as listed above.

PART IV

Item 15	Exhibits and Financial Statement Schedule
Exhibits
3.1	Certificate of Incorporation of Chemed Corporation.*

3.2	Certificate of Amendment to Certificate of Incorporation, dated May 15, 2006.*

3.3	By-Laws of Chemed Corporation, as amended February 17, 2017

10.1	2006 Stock Incentive Plan, as amended August 11, 2006.*,**

10.2	2010 Stock Incentive Plan.*,**

10.3	2015 Stock Incentive Plan*,**

10.4	2018 Stock Incentive Plan**

10.5	Employment Agreement with David P. Williams dated December 1, 2006.*,**

10.6	First Amendment to Employment Agreement with David P. Williams dated July 9, 2009.*,**

10.7	Consulting Agreement with Timothy S. O'Toole dated June 16, 2016.

10.8	Employment Agreement with Kevin J. McNamara dated May 3, 2008.*,**

10.9	First Amendment to Employment Agreement with Kevin J. McNamara dated July 9, 2009.*,**

10.10	Excess Benefits Plan, as restated and amended, effective June 1, 2001.*,**

10.11	Amendment No. 1 to Excess Benefits Plan, effective July 1, 2001.*,**

10.12	Amendment No. 2 to Excess Benefits Plan, effective November 7, 2003.*,**

10.13	Non-Employee Directors’ Deferred Compensation Plan.*,**

10.14	Chemed/Roto-Rooter Savings & Retirement Plan, effective January 1, 1999.*,**

10.15	First Amendment to Chemed/Roto-Rooter Savings & Retirement Plan, effective September 6, 2000.*,**

10.16	Second Amendment to Chemed/Roto-Rooter Savings & Retirement Plan, effective January 1, 2001.*,**

10.17	Third Amendment to Chemed/Roto-Rooter Savings & Retirement Plan, effective December 12, 2001.*,**

10.18	Directors Emeriti Plan.*,**

10.19	Chemed Corporation Change in Control Severance Plan, as amended August 3, 2018.**

10.20	Chemed Corporation Senior Executive Severance Policy, as amended August 3, 2018**

10.21	Roto-Rooter Deferred Compensation Plan No. 1, as amended January 1, 1998.*,**

10.22	Roto-Rooter Deferred Compensation Plan No. 2.*,**

10.23	Form of Performance-Based Restricted Stock Units Award*,**

10.24	Form of Restricted Stock Award.*,**

10.25	Form of Stock Option Grant, pre-2013.*,**

10.26	Form of Stock Option Grant, 2013.*,**

10.27	Form of Stock Option Grant, 2015. *,**

10.28
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

10.29
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

10.30		Fourth Amended and Restated Credit Agreement by and among Chemed Corporation, JP Morgan Chase Bank NA, and other lenders as of June 30, 2018, exhibits and schedules thereto.*

13		2018 Annual Report to Stockholders.

14		Policies on Business Ethics of Chemed Corporation

21		Subsidiaries of Chemed Corporation.

23		Consent of Independent Registered Public Accounting Firm.

24		Powers of Attorney.

31.1		Certification by Kevin J. McNamara pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act of 1934.

31.2		Certification by David P. Williams pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act of 1934.

31.3		Certification by Michael D. Witzeman pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act of 1934.

32.1		Certification by Kevin J. McNamara pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2		Certification by David P. Williams pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.3		Certification by Michael D. Witzeman pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS		XBRL Instance Document*

101.SCH		XBRL Extension Schema*

101.CAL		XBRL Taxonomy Extension Calculation Linkbase*

101.DEF		XBRL Taxonomy Extension Definition Linkbase*

101.LAB		XBRL Taxonomy Extension Label Linkbase*

101.PRE		XBRL Taxonomy Extension Presentation Linkbase*
	*	This exhibit is being filed by means of incorporation by reference (see Index to Exhibits on page E-1). Each other exhibit is being filed with this Annual Report on Form 10-K.
	**	Management contract or compensatory plan or arrangement.
Financial Statement Schedule
See Index to Financial Statements and Financial Statement Schedule on page S-1.

Item 16. Form 10-K Summary

             Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

February 27, 2019	CHEMED CORPORATION
By /s/ Kevin J. McNamara
Kevin J. McNamara
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title		Date
/s/ Kevin J. McNamara Kevin J. McNamara	President and Chief Executive Officer and a Director (Principal Executive Officer)
/s/ David P. Williams David P. Williams	Executive Vice President and Chief Financial Officer (Principal Financial Officer)
/s/ Michael D. Witzeman Michael D. Witzeman	Vice President and Controller (Principal Accounting Officer)		February 27, 2019
Joel F. Gemunder* Patrick P. Grace* Thomas C. Hutton* Walter L. Krebs* Andrea R. Lindell*	Thomas P. Rice* Donald E. Saunders* George J Walsh III* Frank E. Wood*	--Directors

*          Naomi C. Dallob by signing her name hereto signs this document on behalf of each of the persons indicated      above pursuant to powers of attorney duly executed by such persons and filed with the Securities and Exchange Commission.

February 27, 2019	/s/ Naomi C. Dallob
Date	Naomi C. Dallob (Attorney-in-Fact)

CHEMED CORPORATION AND SUBSIDIARY COMPANIES

INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE
2016, 2017 AND 2018

Page (s)
Chemed Corporation Consolidated Financial Statements and Financial Statement Schedule

Report of Independent Registered Public Accounting Firm	60*
Consolidated Statements of Income	63*
Consolidated Balance Sheets	64*
Consolidated Statements of Cash Flows	65*
Consolidated Statements of Changes in Stockholders’ Equity	66*
Notes to Consolidated Financial Statements	67-92*

Report of Independent Registered Public Accounting Firm on Financial Statement Schedule	S-2
Schedule II ~~–~~ Valuation and Qualifying Accounts	S-3

*            Indicates page numbers in Chemed Corporation 2018 Annual Report to Stockholders

The consolidated financial statements of Chemed Corporation listed above, appearing in the 2018 Annual Report to Stockholders, are incorporated herein by reference.  The Financial Statement Schedule should be read in conjunction with the consolidated financial statements listed above.  Schedules not included have been omitted because they are not applicable or the required information is shown in the financial statements or notes thereto as listed above.

S-1

Report of Independent Registered Public Accounting Firm on
Financial Statement Schedule

To the Board of Directors and Stockholders of Chemed Corporation

Our audits of the consolidated financial statements referred to in our report dated February 27, 2019 appearing in the 2018 Annual Report to Stockholders of Chemed Corporation (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the schedule of valuation and qualifying accounts for each of the three years in the period ended December 31, 2018 appearing under Schedule II of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PricewaterhouseCoopers LLP
Cincinnati, Ohio
February 27, 2019

S-2

					SCHEDULE II

CHEMED CORPORATION AND SUBSIDIARY COMPANIES
VALUATION AND QUALIFYING ACCOUNTS
(IN THOUSANDS)
DR/(CR)

		ADDITIONS
		(CHARGED)
		CREDITED	(CHARGED)
	BALANCE AT	TO COSTS	CREDITED		BALANCE
	BEGINNING	AND	TO OTHER	DEDUCTIONS	AT END
DESCRIPTION	OF PERIOD	EXPENSES	ACCOUNTS	(a)	OF PERIOD
Allowances for doubtful
accounts (b)

For the year 2018	$(15,175)	$(247)	$(1,436)	$16,605	$(253)

For the year 2017	$(14,236)	$(17,376)	$(1,360)	$17,797	$(15,175)

For the year 2016	$(13,244)	$(16,420)	$(1,518)	$16,946	$(14,236)

(a)	With respect to allowances for doubtful accounts, deductions include accounts considered uncollectible or written off, payments, companies divested, etc.

(b)	Classified in consolidated balance sheets as a reduction of accounts receivable.

INDEX TO EXHIBITS

			Page Number
			or
			Incorporation by Reference

Exhibit		File No. and	Previous
Number		Filing Date	Exhibit No.

3.1	Certificate of Incorporation of	Form S-3	4.1
	Chemed Corporation	Reg. No. 33-44177
		11/26/91

3.2	Certificate of Amendment to Certificate	Form 8-K	3.1
	Incorporation, dated May 15, 2006	5/16/06

3.3	By-Laws of Chemed Corporation	Form 8-K
	as amended February 17, 2017	2/17/17

10.1	2006 Stock Incentive Plan,	Form 10-Q	10.1
	as amended August 11, 2006	8/14/06, **

10.2	2010 Stock Incentive Plan	Form 8-K	99.1
		5/18/10, **

10.3	2015 Stock Incentive Plan	Form S-8	4.5
		7/15/15, **

10.4	2018 Stock Incentive Plan	Form S-8	4.5
		5/23/18, **

10.5	Employment Agreement with David	Form 8-K	10.01
	P. Williams dated December 1, 2006	12/1/06, **

10.6	First Amendment to Employment	Form 10-Q	10.2
	Agreement with David P. Williams	10/30/09, **
	dated July 9, 2009.

10.7	Employment Agreement with	Form 8-K	10.02
	Timothy S. O’Toole dated	5/7/07, **
	May 6, 2007.

10.8	First Amendment to Employment	Form 10-Q	10.3
	Agreement with Timothy S.	10/30/09, **
	O’Toole dated July 9, 2009.

10.9	Consulting Agreement with	Form 8-K	10.1
	Timothy S. O’Toole dated	6/8/16, **
	June 16, 2016.

10.10	Employment Agreement with	Form 8-K	10.01
	Kevin J. McNamara dated	5/6/08,**
	May 3, 2008.

10.11	First Amendment to Employment	Form 10-Q	10.1
	Agreement with Kevin J.	10/30/09, **
	McNamara dated July 9, 2009.

10.12	Excess Benefits Plan, as restated	Form 10-K	10.24
	and amended, effective June 1, 2001	3/12/04, **

10.13	Amendment No. 1 to Excess Benefits	Form 10-K	10.25
	Plan, effective July 1, 2002	3/12/04, **

10.14	Amendment No. 2 to Excess Benefits	Form 10-K	10.26
	Plan, effective November 7, 2003	3/12/04, **

10.15	Non-Employee Directors' Deferred	Form 10-K	10.10
	Compensation Plan	3/24/88, **

10.16	Chemed/Roto-Rooter Savings &	Form 10-K	10.25
	Retirement Plan, effective	3/25/99, **
	January 1, 1999

10.17	First Amendment to Chemed/	Form 10-K	10.22
	Roto-Rooter Savings & Retirement	3/28/02, **
	Plan effective September 6, 2000

10.18	Second Amendment to Chemed/	Form 10-K	10.23
	Roto-Rooter Savings & Retirement	3/28/02, **
	Plan effective January 1, 2001

10.19	Third Amendment to Chemed/	Form 10-K	10.24
	Roto-Rooter Savings & Retirement	3/28/02, **
	Plan effective December 12, 2001

10.20	Directors Emeriti Plan	Form 10-Q	10.11
		5/12/88, **

10.21	Change in Control Severance
	Plan as amended August 3, 2018.	**

10.22	Senior Executive Severance	**
	Policy as amended August 3, 2018.

10.23	Roto-Rooter Deferred Compensation	Form 10-K	10.37
	Plan No. 1, as amended January 1, 1998	3/28/01, **

10.24	Roto-Rooter Deferred Compensation	Form 10-K	10.38
	Plan No. 2	3/28/01, **

10.25	Form of Performance Based Restricted	Form 10-K	10.32
	Stock Unit Award	2/27/14, **

10.26	Form of Restricted Stock Award	Form 10-K	10.50
		3/28/05, **

10.27	Form of Stock Option Grant Pre-2013	Form 10-K	10.51
		3/28/05, **

10.28	Form of Stock Option Grant – 2013	Form 10-K	10.35
		2/27/14, **

10.29	Form of Stock Option Grant – 2015	Form 10-K	10.30
		2/26/16,**

10.30	Settlement Agreement, effective October 30, 2017	Form 8-K	10.01
	by and among the United States of America,	11/2/17
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
Healthcare Corporation Midwest, VITAS Healthcare
Corporation of Georgia, Chemed Corporation, and the
various Relators named therin.2

10.31	Corporate Integrity Agreement, effective	Form 8-K	10.02
	October 30, 2017 between the Office of	11/2/17
Inspector General of the Department of Health and
Human Services and VITAS Hospice Services, L.L.C,
VITAS Healthcare Corporation, VITAS Healthcare
Corporation of California, VITAS Healthcare Corporation
of Illinois, VITAS Healthcare Corporation of Florida,
VITAS Healthcare Corporation of Ohio, VITAS
Healthcare Corporation of Atlantic, VITAS
Healthcare of Texas, L.P., VITAS Healthcare
Corporation Midwest, and VITAS Healthcare Corporation
of Georgia.

10.32	Fourth Amended and Restated Credit	Form 8-K	10.1
	Agreement by and among Chemed Corporation,	6/22/18
JP Morgan Chase Bank NA, and other lenders
As of June 20, 2018 exhibits and schedules thereto.

13	2018 Annual Report to Stockholders	*

14	Policies on Business Ethics of Chemed	Form 10-K	14
	Corporation	2/27/14

21	Subsidiaries of Chemed Corporation	*

23	Consent of Independent Registered	*
Public Accounting Firm

24	Powers of Attorney	*

31.1	Certification by Kevin J. McNamara	*
pursuant to Rule 13a-14(a)/15d-14(a)
of the Exchange Act of 1934.

31.2	Certification by David P. Williams	*
pursuant to Rule 13a-14(a)/15d-14(a)
of the Exchange Act of 1934.

31.3	Certification by Michael D. Witzeman	*
pursuant to Rule 13a-14(a)/15d-14(a)
of the Exchange Act of 1934.

32.1	Certification by Kevin J. McNamara	*
pursuant to Section 906 of the
Sarbanes-Oxley Act of 2002

32.2	Certification by David P. Williams	*
pursuant to Section 906 of the
Sarbanes-Oxley Act of 2002

32.3	Certification by Michael D. Witzeman	*
pursuant to Section 906 of the
Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document	*

101.SCH	XBRL Extension Schema	*

101.CAL	XBRL Taxonomy Extension Calculation	*
Linkbase

101.DEF	XBRL Taxonomy Extension Definition	*
Linkbase

101.LAB	XBRL Taxonomy Extension Label	*
Linkbase

101.PRE	XBRL Taxonomy Extension Presentation	*
Linkbase

* Filed herewith.
** Management contract or compensatory plan or arrangement.