Form 10-Q
period 2019-03-31
CHEMED CORP
filed 2019-05-02
CIK 19584

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)

☒    Quarterly Report Under Section 13 or 15 (d) of the Securities Exchange Act of 1934 For the Quarterly Period Ended March 31, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes	☐	No	☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on	Amount	Date
which registered
Capital Stock $1 Par Value	CHE	New York Stock Exchange	15,940,201 Shares	March 31, 2019

CHEMED CORPORATION AND
SUBSIDIARY COMPANIES

Index

Page No.
PART I. FINANCIAL INFORMATION:
Item 1. Financial Statements
Unaudited Consolidated Balance Sheets -
March 31, 2019 and December 31, 2018	3

Unaudited Consolidated Statements of Income -
Three months ended March 31, 2019 and 2018	4

Unaudited Consolidated Statements of Cash Flows -
Three months ended March 31, 2019 and 2018	5

Unaudited Consolidated Statements of Changes in Stockholders’ Equity -
Three months ended March 31, 2019 and 2018	6

Notes to Unaudited Consolidated Financial Statements	7

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	22

Item 3. Quantitative and Qualitative Disclosures about Market Risk	34

Item 4. Controls and Procedures	34

PART II. OTHER INFORMATION
Item 1. Legal Proceedings	34

Item 1A. Risk Factors	34

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	35

Item 3. Defaults Upon Senior Securities	35

Item 4. Mine Safety Disclosures	35

Item 5. Other Information	35

Item 6. Exhibits	36
EX – 31.1
EX – 31.2
EX – 31.3
EX – 32.1
EX – 32.2
EX – 32.3
EX – 101.INS
EX – 101.SCH
EX – 101.CAL
EX – 101.DEF
EX – 101.LAB
EX – 101.PRE

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
CHEMED CORPORATION AND SUBSIDIARY COMPANIES
UNAUDITED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	March 31, 2019	December 31, 2018
ASSETS
Current assets
Cash and cash equivalents	$8,768	$4,831
Accounts receivable	119,575	119,504
Inventories	6,315	5,705
Prepaid income taxes	5,349	10,646
Prepaid expenses	19,148	19,154
Total current assets	159,155	159,840
Investments of deferred compensation plans	70,632	65,624
Properties and equipment, at cost, less accumulated depreciation of $254,499 (2018 - $248,370)	164,629	162,033
Lease right of use assets less accumulated amoritzation of $5,450	87,811	-
Identifiable intangible assets less accumulated amortization of $33,803 (2018 - $33,284)	67,868	68,253
Goodwill	510,598	510,570
Other assets	9,138	9,209
Total Assets	$1,069,831	$975,529

LIABILITIES
Current liabilities
Accounts payable	$39,737	$50,150
Income taxes	3,922	-
Accrued insurance	48,477	46,095
Accrued compensation	52,526	63,329
Accrued legal	8,163	1,857
Short-term lease liability	30,699	-
Other current liabilities	33,576	30,239
Total current liabilities	217,100	191,670
Deferred income taxes	18,108	21,598
Long-term debt	100,000	89,200
Deferred compensation liabilities	70,934	64,616
Long-term lease liability	67,960	-
Other liabilities	7,719	17,111
Total Liabilities	481,821	384,195
Commitments and contingencies (Note 10)
STOCKHOLDERS' EQUITY
Capital stock - authorized 80,000,000 shares $1 par; issued 35,520,908 shares (2018 - 35,311,418 shares)	35,521	35,311
Paid-in capital	803,701	774,358
Retained earnings	1,265,485	1,225,617
Treasury stock - 19,661,407 shares (2018 - 19,438,358)	(1,519,077)	(1,446,296)
Deferred compensation payable in Company stock	2,380	2,344
Total Stockholders' Equity	588,010	591,334
Total Liabilities and Stockholders' Equity	$1,069,831	$975,529

See accompanying notes to unaudited consolidated financial statements.

CHEMED CORPORATION AND SUBSIDIARY COMPANIES
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)

	Three Months Ended March 31,
	2019	2018
Service revenues and sales	$462,034	$439,176
Cost of services provided and goods sold (excluding depreciation)	321,951	304,536
Selling, general and administrative expenses	74,029	69,000
Depreciation	9,710	9,267
Amortization	519	27
Other operating expenses/(income)	6,353	(51)
Total costs and expenses	412,562	382,779
Income from operations	49,472	56,397
Interest expense	(1,124)	(1,207)
Other income - net	2,439	1,018
Income before income taxes	50,787	56,208
Income taxes	(6,120)	(11,212)
Net income	$44,667	$44,996

Earnings Per Share:
Net income	$2.80	$2.79
Average number of shares outstanding	15,954	16,100

Diluted Earnings Per Share:
Net income	$2.70	$2.66
Average number of shares outstanding	16,525	16,887

Cash Dividends Per Share	$0.30	$0.28

See accompanying notes to unaudited consolidated financial statements.

CHEMED CORPORATION AND SUBSIDIARY COMPANIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Three Months Ended March 31,
	2019	2018
Cash Flows from Operating Activities
Net income	$44,667	$44,996
Adjustments to reconcile net income to net cash provided
by operating activities:
Depreciation and amortization	10,229	9,294
Litigation settlement	6,000	-
Stock option expense	4,089	3,653
Benefit for deferred income taxes	(3,489)	(2,807)
Noncash long-term incentive compensation	1,119	1,721
Amortization of debt issuance costs	76	128
Amortization of restricted stock awards	-	291
Changes in operating assets and liabilities:
(Increase)/decrease in accounts receivable	(81)	1,591
(Increase)/decrease in inventories	(610)	60
Decrease in prepaid expenses	6	1,045
Increase/(decrease) in accounts payable and other current liabilities	348	(7,911)
Change in current income taxes	9,219	13,642
Increase in other assets	(5,006)	(4,263)
Increase in other liabilities	6,459	3,758
Other sources/(uses)	559	(5)
Net cash provided by operating activities	73,585	65,193
Cash Flows from Investing Activities
Capital expenditures	(13,866)	(12,648)
Business combinations	-	(1,450)
Other (uses)/sources	(68)	181
Net cash used by investing activities	(13,934)	(13,917)
Cash Flows from Financing Activities
Proceeds from revolving line of credit	125,100	134,300
Payments on revolving line of credit	(114,300)	(90,500)
Purchases of treasury stock	(49,250)	(81,125)
Change in cash overdrafts payable	(13,303)	(6,671)
Proceeds from exercise of stock options	11,827	8,923
Capital stock surrendered to pay taxes on stock-based compensation	(11,170)	(6,377)
Dividends paid	(4,799)	(4,533)
Payments on other long-term debt	-	(2,500)
Other sources/(uses)	181	(228)
Net cash used by financing activities	(55,714)	(48,711)
Increase in Cash and Cash Equivalents	3,937	2,565
Cash and cash equivalents at beginning of year	4,831	11,121
Cash and cash equivalents at end of period	$8,768	$13,686

See accompanying notes to unaudited consolidated financial statements.

CHEMED CORPORATION AND SUBSIDIARY COMPANIES
UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS EQUITY
(in thousands, except per share data)

					Deferred
					Compensation
				Treasury	Payable in
	Capital	Paid-in	Retained	Stock-	Company
	Stock	Capital	Earnings	at Cost	Stock	Total
Balance at December 31, 2018	35,311	774,358	1,225,617	(1,446,296)	2,344	591,334
Net income	-	-	44,667	-	-	44,667
Dividends paid ($0.30 per share)	-	-	(4,799)	-	-	(4,799)
Stock awards and exercise of stock options	210	29,152	-	(23,495)	-	5,867
Purchases of treasury stock	-	-	-	(49,250)	-	(49,250)
Other	-	191	-	(36)	36	191
Balance at March 31, 2019	$35,521	$803,701	$1,265,485	$(1,519,077)	$2,380	$588,010

					Deferred
					Compensation
				Treasury	Payable in
	Capital	Paid-in	Retained	Stock-	Company
	Stock	Capital	Earnings	at Cost	Stock	Total
Balance at December 31, 2017	34,732	695,797	1,038,955	(1,231,332)	2,202	540,354
Net income	-	-	44,996	-	-	44,996
Dividends paid ($0.28 per share)	-	-	(4,533)	-	-	(4,533)
Stock awards and exercise of stock options	153	17,410	-	(9,352)	-	8,211
Purchases of treasury stock	-	-	-	(81,125)	-	(81,125)
Other	-	(216)	(728)	(34)	34	(944)
Balance at March 31, 2018	$34,885	$712,991	$1,078,690	$(1,321,843)	$2,236	$506,959

The Notes to Consolidated Financial Statements are integral parts of these statements.

CHEMED CORPORATION AND SUBSIDIARY COMPANIES
Notes to Unaudited Consolidated Financial Statements

1.   Basis of Presentation

As used herein, the terms "We," "Company" and "Chemed" refer to Chemed Corporation or Chemed Corporation and its consolidated subsidiaries.

We have prepared the accompanying unaudited consolidated financial statements of Chemed in accordance with Rule 10-01 of SEC Regulation S-X.  Consequently, we have omitted certain disclosures required under generally accepted accounting principles in the United States (“GAAP”) for complete financial statements. The December 31, 2018 balance sheet data were derived from audited financial statements but do not include all disclosures required by GAAP.  However, in our opinion, the financial statements presented herein contain all adjustments, consisting only of normal recurring adjustments, necessary to state fairly our financial position, results of operations and cash flows.  These financial statements are prepared on the same basis as and should be read in conjunction with the audited Consolidated Financial Statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2018.

LEASE ACCOUNTING
In February 2016, the FASB issued Accounting Standards Update “ASU No. 2016-02 Leases” which introduced a lessee model that brings most leases on to the balance sheets and updates lessor accounting to align with changes in the lessee model and the revenue recognition standard.  This standard is also referred to as Accountings Standards Codification No.842 (“ASC 842”).  We adopted ASC 842 effective January 1, 2019, using the optional transition method requiring leases existing at, or entered into after, January 1, 2019 to be recognized and measured.  The transition method selected does not require adjustments to prior period amounts, which continue to be reflected in accordance with historical accounting.    In addition, we elected the package of practical expedients permitted under the transition guidance within the new standard which among other things, allowed us to carry forward the historical lease classification.

Chemed and each of its operating subsidiaries are service companies.  As such, real estate leases comprise the largest lease obligation (and conversely, right of use asset) in our lease portfolio. VITAS has leased office space, as well as space for inpatient units (“IPUs”) and/or contract beds within hospitals.  Roto-Rooter mainly has leased office space.

Roto-Rooter purchases equipment and leases it to certain of its independent contractors.  We analyzed these leases in accordance with ASC 842 and determined they are operating leases.  As a result, Roto-Rooter will continue to capitalize the equipment underlying these leases, depreciate the equipment and recognize rental income.

Adoption of the new standard resulted in right of use assets and lease liabilities of $87.8 million and $98.7 million, respectively, as of March 31, 2019.   In determining the liability, we used our incremental borrowing rate based on the information available at the time of adoption, since the rate implicit in the leases cannot be readily determined.  At January 1, 2019, the weighted average rate was 3.47%.  The standard did not materially impact our consolidated net income or cash flows.  We did not book a cumulative effect adjustment upon adoption of the standard.

CLOUD COMPUTING
On January 1, 2019, we early adopted ASU No. 2018-15, “Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract”.  This ASU aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal use software.  We adopted the ASU on a prospective basis.

As of March 31, 2019, we have two cloud computing arrangements that are service contracts.  Roto-Rooter is implementing a system to assist in technician dispatch and VITAS is implementing a new human resources system.  We have capitalized approximately $2.6 million related to implementation of this project which is included in prepaid assets in the accompanying balance sheets.  There has been no amortization expense associated with the asset as the software has not yet been placed in service.  We anticipate amortizing the assets over the original term of the arrangements plus renewal options that are reasonably certain of being exercised.

NON-EMPLOYEE STOCK COMPENSATION
In June 2018, the FASB issued Accounting Standards Update “ASU No. 2018-07 – Compensation – Stock Compensation”.  The ASU expands the scope of current guidance to include all share-based payment arrangements related to the acquisition of goods and services from both non-employees and employees.  The guidance in the ASU is effective for the Company in all fiscal years beginning after December 15, 2018.  Adoption of this standard had no material impact on our consolidated financial statements.

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

INCOME TAXES
Our effective income tax rate was 12.1% in the first quarter of 2019 compared to 19.9% during the first quarter of 2018.   Excess tax benefit on stock options reduced our income tax expenses by $6.7 million and $3.8 million, respectively for the quarters ended March 31, 2019 and 2018.

NON-CASH TRANSACTIONS
Included in the accompanying Consolidated Balance Sheets are $2.1 million and $3.2 million of capitalized property and equipment which were not paid for as of March 31, 2019 and December 31, 2018, respectively.  These amounts have been excluded from capital expenditures in the accompanying Consolidated Statements of Cash Flow.  There are no material non-cash amounts included in interest expense for any period presented.

2.   Revenue Recognition

In May 2014, the FASB issued Accounting Standards Update “ASU No. 2014-09 – Revenue from Contracts with Customers.”  The standard and subsequent amendments are theoretically intended to develop a common revenue standard for removing inconsistencies and weaknesses, improve comparability, provide for more useful information to users through improved disclosure requirements and simplify the preparation of financial statements.  The standard is also referred to as Accounting Standards Codification No. 606 (“ASC 606”).  We adopted ASC 606 effective January 1, 2018.  The required disclosures of ASC 606 and impact of adoption are discussed below for each of our operating subsidiaries.

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

Care is provided to patients regardless of their ability to pay.  Patients who meet our criteria for charity care are provided care without charge.  There is no revenue or associated accounts receivable in the accompanying consolidated financial statements related to charity care.  The cost of providing charity care during the quarters ended March 31, 2019 and 2018 was $2.1 million, in each quarter.  The cost of charity care is included in cost of services provided and goods sold and is calculated by taking the ratio of charity care days to total days of care and multiplying by the total cost of care.

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

We are subject to certain limitations on Medicare payments for services which are considered variable consideration, as follows:

Inpatient Cap.  If the number of inpatient care days any hospice program provides to Medicare beneficiaries exceeds 20% of the total days of hospice care such program provided to all Medicare patients for an annual period beginning September 28, the days in excess of the 20% figure may be reimbursed only at the routine homecare rate. None of VITAS’ hospice programs exceeded the payment limits on inpatient services during the three months ended March 31, 2019 and 2018.

Medicare Cap.  We are also subject to a Medicare annual per-beneficiary cap (“Medicare cap”). Compliance with the Medicare cap is measured in one of two ways based on a provider election. The “streamlined” method compares total Medicare payments received under a Medicare provider number with respect to services provided to all Medicare hospice care beneficiaries in the program or programs covered by that Medicare provider number with the product of the per-beneficiary cap amount and the number of Medicare beneficiaries electing hospice care for the first time from that hospice program or programs from September 28 through September 27 of the following year.  At March 31, 2019, all our programs except one are using the “streamlined” method.

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

In 2013, the U.S. government implemented automatic budget reductions of 2.0% for all government payees, including hospice benefits paid under the Medicare program. In 2015, CMS determined that the Medicare cap should be calculated “as if” sequestration did not occur. As a result of this decision, VITAS has received notification from our third-party intermediary that an additional $4.1 million is owed for Medicare cap in three programs arising during the 2013 through 2017 measurement periods. The amounts are automatically deducted from our semi-monthly PIP payments. We do not believe that CMS is authorized under the sequestration authority or the statutory methodology for establishing the Medicare cap to the amounts they have withheld and intend to withhold under their current “as if” methodology. We have appealed CMS’s methodology change.

During the quarter ended March 31, 2019, we recorded $3.4 million in net Medicare cap revenue reduction related to three programs for the 2019 government fiscal year.  During the quarter ended March 31, 2018, we reversed $1.8 million of the $2.4 million Medicare cap revenue reduction recognized in the fourth quarter of 2017 due to improved metrics in VITAS programs.

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

The composition of patient care service revenue by payor and level of care for the quarter ended March 31, 2019 is as follows (in thousands):

	Medicare	Medicaid	Commercial	Total
Routine home care	$241,700	$11,673	$5,474	$258,847
Continuous care	28,973	1,787	1,484	32,244
Inpatient care	18,989	2,148	1,433	22,570
	$289,662	$15,608	$8,391	$313,661

All other revenue - self-pay, respite care, etc.				2,010
Subtotal				$315,671
Medicare cap adjustment				(3,400)
Implicit price concessions				(2,948)
Room and board, net				(2,542)
Net revenue				$306,781

The composition of patient care service revenue by payor and level of care for the quarter ended March 31, 2018 is as follows (in thousands):

	Medicare	Medicaid	Commercial	Total
Routine home care	$224,021	$11,280	$5,730	$241,031
Continuous care	27,632	1,603	1,531	30,766
Inpatient care	18,857	2,048	1,203	22,108
	$270,510	$14,931	$8,464	$293,905

All other revenue - self-pay, respite care, etc.				1,741
Subtotal				$295,646
Medicare cap adjustment				1,818
Implicit price concessions				(2,833)
Room and board, net				(2,618)
Net revenue				$292,013

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

Roto-Rooter owns the rights to certain territories and contracts with independent third-parties to operate the territory under Roto-Rooter’s registered trademarks.  The contract is for a specified term but cancellable by either party without penalty with 90 days’ advance notice.  Under the terms of these arrangements, Roto-Rooter provides certain back office support and advertising along with a limited license to use Roto-Rooter’s registered trademarks.  The independent contractor is responsible for all day-to-day management of the business including staffing decisions and pricing of services provided. All performance obligations of Roto-Rooter cease at the termination of the arrangement.

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

The composition of disaggregated revenue is as follows (in thousands):

	March 31,
	2019	2018
Short-term core service jobs	$111,059	$104,086
Water restoration	27,652	27,737
Contractor revenue	14,009	12,365
Franchise fees	1,621	1,592
All other	3,008	3,320
Subtotal	$157,349	$149,100
Implicit price concessions and credit memos	(2,096)	(1,937)
Net revenue	$155,253	$147,163

        Initial Adoption of ASC 606

The Company utilized the modified retrospective method of adoption for all contracts.  The Company has consistently applied the accounting policies to all periods presented in the consolidated financial statements.  Sales tax collected from customers at Roto-Rooter is excluded from revenue under ASC 606 and prior revenue standards.

3.   Segments

Service revenues and sales by business segment are shown in Footnote 2.   After-tax earnings by business segment are as follows (in thousands):

	Three months ended March 31,
	2019	2018
After-tax Income/(Loss)
VITAS	$29,288	$32,015
Roto-Rooter	22,986	22,938
Total	52,274	54,953
Corporate	(7,607)	(9,957)
Net income	$44,667	$44,996

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

4.  Earnings per Share

Earnings per share (“EPS”) are computed using the weighted average number of shares of capital stock outstanding.  Earnings and diluted earnings per share are computed as follows (in thousands, except per share data):

	Net Income
For the Three Months Ended March 31,	Income	Shares	Earnings per Share
2019
Earnings	$44,667	15,954	$2.80
Dilutive stock options	-	494
Nonvested stock awards	-	77
Diluted earnings	$44,667	16,525	$2.70

2018
Earnings	$44,996	16,100	$2.79
Dilutive stock options	-	680
Nonvested stock awards	-	107
Diluted earnings	$44,996	16,887	$2.66

For the three-month periods ended March 31, 2019 and 2018, there were 246,000 and 328,000, respectively, stock options were excluded in the computation of dilutive earnings per share because they would have been anti-dilutive.

5.   Long-Term Debt and Lines of Credit

On June 20, 2018, we replaced our existing credit agreement with the Fourth Amended and Restated Credit Agreement (“2018 Credit Agreement”).  Terms of the 2018 Credit Agreement consist of a five-year, $450 million revolving credit facility and a $150 million expansion feature, which may consist of term loans or additional revolving commitments.  The interest rate at the inception of the agreement is LIBOR plus 100 basis points.  The 2018 Credit Agreement has a floating interest rate that is generally LIBOR plus a tiered additional rate which varies based on our current leverage ratio.  The amount outstanding as of March 31, 2019 is $100.0 million.

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

We are in compliance with all debt covenants as of March 31, 2019. We have issued $36.3 million in standby letters of credit as of March 31, 2019. mainly for insurance purposes.  Issued letters of credit reduce our available credit under the 2018 Credit Agreement.  As of March 31, 2019, we have approximately $313.7 million of unused lines of credit available and eligible to be drawn down under our revolving credit facility.

6.   Other Operating Expenses/(Income)

	Three months ended March 31,
	2019	2018

Litigation settlement	$6,000	$-
Loss/(income) on disposal of fixed assets	353	(51)
Total other operating expenses/(income)	$6,353	$(51)

During the three months ended March 31, 2019, the Company recorded $6.0 million for a potential legal settlement, which includes the settlement amount, estimated employment taxes and other litigation costs. See footnote 11 for further discussion.

7.   Other Income – Net

Other income -- net comprises the following (in thousands):

	Three months ended March 31,
	2019	2018
Market value adjustment on assets held in
deferred compensation trust	$2,338	$860
Interest income	101	158
Total other income - net	$2,439	$1,018

8.   Leases

Chemed and each of its operating subsidiaries are service companies.  As such, real estate leases comprise the largest lease obligation (and conversely, right of use asset) in our lease portfolio. VITAS has leased office space, as well as space for IPUs and/or contract beds within hospitals.  Roto-Rooter has leased office space.  Our leases have remaining terms of under 1 year to 10 years, some of which include options to extend the lease for up to 5 years, and some of which include options to terminate the lease within 1 year.

We made a policy election to exclude leases with a lease term less than 12 months from being recorded on the balance sheet.  We adopted the practical expedient related to the combining of lease and non-lease components, which allows us to account for the lease and non-lease components as a single lease component.

Adoption of the new standard resulted in right of use assets and lease liabilities of approximately $87.8 million and $98.7 million, respectively, as of March 31, 2019.   In determining the liability, we used our incremental borrowing rate based on the information available at the time of adoption, since the rate implicit in the leases cannot be readily determined.  At January 1, 2019, the weighted average rate was 3.47%.  The standard did not materially impact our consolidated net income or cash flows.  We did not book a cumulative effect adjustment upon adoption of the standard.

We do not currently have any finance leases, all lease information disclosed is related to operating leases.

The components of balance sheet information related to leases were as follows:

Three months ended March 31,
2019
Assets
Operating lease assets	$87,811

Liabilities
Current operating leases	30,699
Noncurrent operating leases	67,960
Total operating lease liabilities	$98,659

The components of lease expense were as follows:

Three months ended March 31,
2019
Lease Expense (a)
Operating lease expense	$11,537
Sublease income	(6)
Net lease expense	$11,531

(a)	Includes short-term leases and variable lease costs, which are immaterial. Included in both cost of services provided and goods sold and selling, general and administrative expenses.

The components of cash flow information related to leases were as follows:

Three months ended March 31,
2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from leases	$9,987

Leased assets obtained in exchange for new operating lease liabilities	$3,213

Weighted Average Remaining Lease Term
Operating leases	4.21	years

Weighted Average Discount Rate
Operating leases	3.47%

Maturity of Operating Lease Liabilities (in thousands)

2019	$33,836
2020	26,044
2021	18,914
2022	12,479
2023	7,262
Thereafter	11,039
Total lease payments	$109,574
Less: interest	(7,915)
Less: future lease obligations not yet commenced	(3,000)
Total liability recognized on the balance sheet	$98,659

The following is a summary of future minimum rental payments to be received under operating leases that have initial noncancelable terms in excess of one year at December 31, 2018:

Maturity of Operating Lease Liabilities (in thousands)

2019	$26,791
2020	24,152
2021	19,669
2022	13,851
2023	8,179
Thereafter	10,974
Total lease payments	$103,616

For leases commencing prior to 2019, minimum rental payments exclude payments to landlords for real estate taxes and common area maintenance.  Operating lease payments include $2.3 million related to extended lease terms that are reasonably certain of being exercised and exclude $3.0 million lease payments for leases signed but not yet commenced.

9.   Stock-Based Compensation Plans

On February 22, 2019, the Compensation/Incentive Committee of the Board of Directors (“CIC”) granted 6,864 Performance Stock Units (“PSUs”) contingent upon the achievement of certain total shareholder return (“TSR”) targets as compared to the TSR of a group of peer companies for the three-year period ending December 31, 2021, the date at which such awards vest.  The cumulative compensation cost of the TSR-based PSU award to be recorded over the three year service period is $3.0 million.

On February 22, 2019, the CIC also granted 6,864 PSUs contingent upon the achievement of certain earnings per share (“EPS”) targets for the three-year period ending December 31, 2021.  At the end of each reporting period, the Company estimates the number of shares that it believes will ultimately be earned and records the corresponding expense over the service period of the award.  We currently estimate the cumulative compensation cost of the EPS-based PSUs to be recorded over the three year service period is $2.2 million.

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

Three months ended March 31,
2019	2018
$6,914	$5,166

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

Regulatory Matters and Litigation

The Company and certain current and former directors and officers were named as defendants in a case captioned In re Chemed Corp. Shareholder Derivative Litigation, No. 13 Civ. 1854 (LPS) (CJB) (D. Del.), which was consolidated on February 2, 2015.

As stated in prior disclosures, Lead Plaintiff Michael Kvint filed a Corrected Amended Complaint in this matter on May 30, 2017.  The Kvint Complaint asserted a single claim for breach of the fiduciary duties of good faith, loyalty, due care and candor and sought, on behalf of the Company: (a) compensatory, restitutionary and exemplary damages in an unspecified amount, together with interest thereon; (b) attorneys’ fees and expenses; and (c) implementation of unspecified policies and procedures meant to prevent future instances of alleged wrongdoing.  On September 13, 2017, the Court entered an order dismissing with prejudice the claims against defendants Timothy S. O’Toole and Joel F. Gemunder and setting a schedule for the remaining Defendants to file a motion to dismiss the Corrected Amended Complaint.  The remaining Defendants subsequently did so.  On February 26, 2019, Magistrate Judge Burke issued a Report and Recommendation recommending that Defendants’ motion to dismiss be granted with prejudice, and that the matter be dismissed as to all Defendants.  On March 14, 2019, the Court adopted the Report, granted Defendants’ motion to dismiss with prejudice, and dismissed this matter as to all Defendants.  The deadline for Plaintiff to file a timely notice of appeal was April 15, 2019.  No such notice was filed.  Consequently, this matter is now concluded.  As the Company has previously disclosed, the legal fees and costs associated with defending against this lawsuit are presently being paid by insurance.  For additional procedural history of this litigation, please refer to our prior quarterly and annual filings

On October 30, 2017, the Company entered into a settlement agreement (the “Settlement Agreement”) to resolve civil litigation under the False Claims Act brought by the United States Department of Justice (“DOJ”) on behalf of the OIG and various relators concerning VITAS, filed in the U.S. District Court of the Western District of Missouri (the “2013 Action”).  The Company denied any violation of law and agreed to settlement without admission of wrongdoing.

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

The Seper and Chhina cases were consolidated in Los Angeles County Superior Court; Chhina was dismissed as a separate action and joined with Seper in the filing of amended complaint on August 28, 2018, in which both Chhina and Seper were identified as named plaintiffs.  The parties engaged in a mediation process beginning in October 2018 and concluded with an agreement in March 2019.  The agreement is in the process of incorporation into a long-form agreement to be presented to the court for preliminary approval, notice to class members, and eventual final approval and payment.  The settlement amount, subject to court approval is $5.75 million plus employment taxes.  The definition of the class to participate in the settlement is intended to cover claims raised in the consolidated Seper/Chhina matter, claims raised in Phillips and Moore, as well as any class claims in Williams.

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

The Company is not able to reasonably estimate the probability of loss or range of loss for any of these lawsuits at this time, with the exception of Seper/Chhina, Phillips and Moore and the class claims in Williams

The Company intends to defend vigorously against the allegations in each of the above lawsuits.  Regardless of the outcome of any of the preceding matters, dealing with the various regulatory agencies and opposing parties can adversely affect us through defense costs, potential payments, diversion of management time, and related publicity.  Although the Company intends to defend them vigorously, there can be no assurance that those suits will not have a material adverse effect on the Company.

12.   Concentration of Risk

During the quarter VITAS had pharmacy services agreements with one service provider to provide specified pharmacy services for VITAS and its hospice patients.  VITAS made purchases from this provider of $7.3 and $8.2 million for the three months ended March 31, 2019 and 2018, respectively.   Purchases from this provider represent more than 85% of all pharmacy services used by VITAS during each period presented.

13.   Cash Overdrafts and Cash Equivalents

There are $473,000 in cash overdrafts payable included in accounts payable at March 31, 2019 (December 31, 2018 - $13.8 million).

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

The following shows the carrying value, fair value and the hierarchy for our financial instruments as of March 31, 2019 (in thousands):

		Fair Value Measure
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Mutual fund investments of deferred
compensation plans held in trust	$70,632	$70,632	$-	$-
Total debt	100,000	-	100,000	-

The following shows the carrying value, fair value and the hierarchy for our financial instruments as of December 31, 2018 (in thousands):

		Fair Value Measure
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Mutual fund investments of deferred
compensation plans held in trust	$65,624	$65,624	$-	$-
Total debt	89,200	-	89,200	-

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

15.   Capital Stock Repurchase Plan Transactions

We repurchased the following capital stock for the three ended March 31, 2019 and 2018:

	Three months ended March 31,
	2019	2018

Total cost of repurchased shares (in thousands)	$49,250	$81,125
Shares repurchased	150,000	300,000
Weighted average price per share	$328.33	$270.42

In February 2019, the Board of Directors authorized an additional $150.0 million for stock repurchase under Chemed’s existing share repurchase program. We currently have $147.4 million of authorization remaining under this share repurchase plan.

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

17.   Acquisitions

During the first three months of 2019, we did not complete any business combinations within our Roto-Rooter or VITAS segment.

During 2018, we completed four business combinations of former franchisees within the Roto-Rooter segment for $42.2 million in cash to increase our market penetration.  The VITAS segment completed one business combination in Florida for $11.0 million to increase our market penetration.

Shown below is movement in Goodwill (in thousands):

	VITAS	Roto-Rooter	Total
Balance at December 31, 2018	$333,331	$177,239	$510,570
Foreign currency adjustments	-	28	28
Balance at March 31, 2019	$333,331	$177,267	$510,598

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

The following is a summary of the key operating results (in thousands except per share amounts):

	Three months ended March 31,
	2019	2018
Service revenues and sales	$462,034	$439,176
Net income	$44,667	$44,996
Diluted EPS	$2.70	$2.66
Adjusted net income	$48,175	$45,851
Adjusted diluted EPS	$2.92	$2.72
Adjusted EBITDA	$74,798	$72,767
Adjusted EBITDA as a % of revenue	16.2%	16.6%

Adjusted net income, adjusted diluted EPS, earnings before interest, taxes and depreciation and amortization (“EBITDA”), Adjusted EBITDA and Adjusted EBITDA as a percent of revenue are not measures derived in accordance with US GAAP.  We provide non-GAAP measures to help readers evaluate our operating results and to compare our operating performance with that of similar companies that have different capital structures.  Our non-GAAP measures should not be considered in isolation or as a substitute for comparable measures presented in accordance with GAAP.  A reconciliation of our non-GAAP measures is presented on pages 31-32.

For the three months ended March 31, 2019, the increase in consolidated service revenues and sales was driven by a 5.5% increase at Roto-Rooter and a 5.1% increase at VITAS.  The increase in service revenues at Roto-Rooter was driven by an increase in plumbing, drain cleaning, excavation and contractors.  Water restoration was flat between quarters.  The increase in service revenues at VITAS is comprised primarily of a 0.6% geographically weighted average Medicare reimbursement rate increase, a 6.6% increase in days of care, offset by $3.4 million in Medicare cap revenue reduction.  This growth is partially offset by a combination of acuity mix shift, fluctuations in net room and board and contractual adjustments that negatively impacted revenue growth 0.4% when compared to the prior-year period. The first quarter of 2018 included a reversal of prior Medicare cap expense of $1.8 million.  See page 33 for additional VITAS operating metrics.

In February 2016, the FASB issued Accounting Standards Update “ASU No. 2016-02 Leases” which introduced a lessee model that brings most leases on to the balance sheets and updates lessor accounting to align with changes in the lessee model and the revenue recognition standard.  This standard is also referred to as Accountings Standards Codification No.842 (“ASC 842”).  We adopted ASC 842 effective January 1, 2019, using the optional transition method requiring leases existing at, or entered into after, January 1, 2019 to be recognized and measured.  The transition method selected does not require adjustments to prior period amounts, which continue to be reflected in accordance with historical accounting.    In addition, we elected the package of practical expedients permitted under the transition guidance within the new standard which among other things, allowed us to carry forward the historical lease classification.

Chemed and each of its operating subsidiaries are service companies.  As such, real estate leases comprise the largest lease obligation (and conversely, right of use asset) in our lease portfolio. VITAS has leased office space, as well as space for inpatient units (“IPUs”) and/or contract beds within hospitals.  Roto-Rooter mainly has leased office space.

Roto-Rooter purchases equipment and leases it to certain of its independent contractors.  We analyzed these leases in accordance with ASC 842 and determined they are operating leases.  As a result, Roto-Rooter will continue to capitalize the equipment underlying these leases, depreciate the equipment and recognize rental income.

Adoption of the new standard resulted in right of use assets and lease liabilities of $87.8 million and $98.7 million, respectively, as of March 31, 2019.   In determining the liability, we used our incremental borrowing rate based on the information available at the time of adoption, since the rate implicit in the leases cannot be readily determined.  At January 1, 2019, the weighted average rate was 3.47%.  The standard did not materially impact our consolidated net income or cash flows.  We did not book a cumulative effect adjustment upon adoption of the standard.

VITAS expects its full-year 2019 revenue growth, prior to Medicare cap, to be in the range of 5.5% to 6.0%.  Admissions are estimated to expand approximately 3.0% to 4.0% and Average Daily Census in 2019 is estimated to expand 4.0% to 5.0%.  Adjusted EBITDA margin, prior to Medicare cap, is estimated to be 15.9%.  We are currently estimating $10.0 million for Medicare Cap billing limitations for the full-year 2019.   Roto-Rooter expects to achieve full-year 2019 revenue growth of 9.0% to 10.0%.  The revenue estimate is based upon increased job pricing of approximately 2.0%, continued growth in core plumbing and drain cleaning services as well as continued but slowing revenue growth in water restoration services.  Adjusted EBITDA margin for 2019 is estimated at 23.7%.  We anticipate that our operating income and cash flows will be sufficient to operate our businesses and meet any commitments for the foreseeable future.

Financial Condition
Liquidity and Capital Resources
Material changes in the balance sheet accounts from December 31, 2018 to March 31, 2019 include the following:
•	An $87.8 million increase in lease right of use assets due to the adoption of ASC 842.
•	A $10.4 million decrease in accounts payable due to timing of payments.
•	A $10.8 decrease in accrued compensation due to the payments of cash bonuses in the first quarter of 2019 accrued in 2018.
•	A $6.3 million increase in accrued legal primarily due to a $6.0 million litigation settlement at VITAS.
•	A $30.7 million and $68.0 million increase in short-term and long-term lease liability, respectively, due to the adoption of ASC 842.
•	A $10.8 million increase in long-term debt due mainly as a result of stock repurchases.
•	A $72.8 million increase in treasury stock due mainly to stock repurchases.

Net cash provided by operating activities increased $8.4 million from March 31, 2018 to March 31, 2019.  Significant changes in our accounts receivable balances are typically driven by the timing of payments received from the Federal government at our VITAS subsidiary.  We typically receive a payment in excess of $40.0 million from the Federal government from hospice services every other Friday.  The timing of period end will have a significant impact on the accounts receivable at VITAS.  These changes generally normalize over a two year period, as cash flow variations in one year are offset in the following year.

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

We have issued $36.3 million in standby letters of credit as of March 31, 2019, mainly for insurance purposes.  Issued letters of credit reduce our available credit under the revolving credit agreement.  As of March 31, 2019, we have approximately $313.7 million of unused lines of credit available and eligible to be drawn down under our revolving credit facility. Management believes its liquidity and sources of capital are satisfactory for the Company’s needs in the foreseeable future.

Commitments and Contingencies
Collectively, the terms of our credit agreements require us to meet various financial covenants, to be tested quarterly.  We are in compliance with all financial and other debt covenants as of March 31, 2019 and anticipate remaining in compliance throughout the foreseeable future.

The VITAS segment of the Company’s business operates in a heavily-regulated industry.  As a result, the Company is subjected to inquiries and investigations by various government agencies, as well as to lawsuits, including qui tam actions.  The following sections describe the various ongoing material lawsuits and investigations of which the Company is currently aware.  Other than as described below, it is not possible at this time for us to estimate either the timing or outcome of any of those matters, or whether any potential loss, or range of potential losses, is probable or reasonably estimable.

The Company and certain current and former directors and officers were named as defendants in a case captioned In re Chemed Corp. Shareholder Derivative Litigation, No. 13 Civ. 1854 (LPS) (CJB) (D. Del.), which was consolidated on February 2, 2015.

As stated in prior disclosures, Lead Plaintiff Michael Kvint filed a Corrected Amended Complaint in this matter on May 30, 2017.  The Kvint Complaint asserted a single claim for breach of the fiduciary duties of good faith, loyalty, due care and candor and sought, on behalf of the Company: (a) compensatory, restitutionary and exemplary damages in an unspecified amount, together with interest thereon; (b) attorneys’ fees and expenses; and (c) implementation of unspecified policies and procedures meant to prevent future instances of alleged wrongdoing.  On September 13, 2017, the Court entered an order dismissing with prejudice the claims against defendants Timothy S. O’Toole and Joel F. Gemunder and setting a schedule for the remaining Defendants to file a motion to dismiss the Corrected Amended Complaint.  The remaining Defendants subsequently did so.  On February 26, 2019, Magistrate Judge Burke issued a Report and Recommendation recommending that Defendants’ motion to dismiss be granted with prejudice, and that the matter be dismissed as to all Defendants.  On March 14, 2019, the Court adopted the Report, granted Defendants’ motion to dismiss with prejudice, and dismissed this matter as to all Defendants.  The deadline for Plaintiff to file a timely notice of appeal was April 15, 2019.  No such notice was filed.  Consequently, this matter is now concluded.  As the Company has previously disclosed, the legal fees and costs associated with defending against this lawsuit are presently being paid by insurance.  For additional procedural history of this litigation, please refer to our prior quarterly and annual filings

On October 30, 2017, the Company entered into a settlement agreement (the “Settlement Agreement”) to resolve civil litigation under the False Claims Act brought by the United States Department of Justice (“DOJ”) on behalf of the OIG and various relators concerning VITAS, filed in the U.S. District Court of the Western District of Missouri (the “2013 Action”).  The Company denied any violation of law and agreed to settlement without admission of wrongdoing.

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

The Seper and Chhina cases were consolidated in Los Angeles County Superior Court; Chhina was dismissed as a separate action and joined with Seper in the filing of amended complaint on August 28, 2018, in which both Chhina and Seper were identified as named plaintiffs.  The parties engaged in a mediation process beginning in October 2018 and concluded with an agreement in March 2019.  The agreement is in the process of incorporation into a long-form agreement to be presented to the court for preliminary approval, notice to class members, and eventual final approval and payment.  The settlement amount, subject to court approval is $5.75 million plus employment taxes.  The definition of the class to participate in the settlement is intended to cover claims raised in the consolidated Seper/Chhina matter, claims raised in Phillips and Moore, as well as any class claims in Williams.

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

The Company is not able to reasonably estimate the probability of loss or range of loss for any of these lawsuits at this time, with the exception of Seper/Chhina, Phillips and Moore, and the class claims in Williams.

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

Results of Operations
Three months ended March 31, 2019 versus 2018 - Consolidated Results
Our service revenues and sales for the first quarter of 2019 increased 5.2% versus services and sales revenues for the first quarter of 2018.  Of this increase, a $14.8 million increase was attributable to VITAS and $8.1 million increase was attributable to Roto-Rooter.  The following chart shows the components of revenue by operating segment (in thousands):

	Three months ended March 31,
	2019	2018
VITAS
Routine homecare	$258,847	$241,031
Continuous care	32,244	30,766
General inpatient	22,570	22,108
Other	2,010	1,741
Medicare cap adjustment	(3,400)	1,818
Room and board - net	(2,542)	(2,618)
Implicit price concessions	(2,948)	(2,833)
Roto-Rooter
Drain cleaning - short term core	44,142	41,330
Plumbing - short term core	32,055	30,810
Subtotal	76,197	72,140
Excavation - short term core	34,285	31,321
Water restoration	27,652	27,737
Contractor operations	14,009	12,365
Outside franchisee fees	1,621	1,592
Other - short term core	577	625
Other	3,008	3,320
Implicit price concessions	(2,096)	(1,937)
Total	$462,034	$439,176

Days of care at VITAS during the quarter ended March 31 were as follows:

	Days of Care		Increase/(Decrease)
	2019	2018	Percent

Routine homecare	1,577,969	1,476,918	6.8
Continuous care	43,923	43,197	1.7
General inpatient	29,150	28,720	1.5
Total days of care	1,651,042	1,548,835	6.6

The remaining increase in VITAS’ revenues for the first quarter of 2019 versus the first quarter of 2018 was primarily comprised of a geographically weighted average Medicare reimbursement rate increase of approximately 0.6% offset by $3.4 million in Medicare cap revenue reductions compared to Medicare cap reversal of $1.8 million in 2018.  This growth is partially offset by the combination of acuity mix shift, fluctuations in net room and board and contractual adjustments that negatively impacted revenue growth 0.4% when compared to the prior-year period. Over 90% of VITAS’ service revenues for the period were from Medicare and Medicaid.

The increase in plumbing revenues for the first quarter of 2019 versus 2018 is attributable to a 5.5% increase in price and service mix shift offset by a 1.5% decrease in job count.  The increase in excavation revenues for the first quarter of 2019 versus 2018 is attributable to a 16.3% increase in price and service mix shift offset by a 6.8% decrease in job count.  Drain cleaning revenues for the first quarter of 2019 versus 2018 reflect a 5.0% increase in price and service mix shift and a 1.8% increase in job count.  Water restoration revenue for the first quarter of 2019 versus 2018 was essentially flat.   Contractor operations increased 13.3% mainly due to their expansion into water restoration.

            The consolidated gross margin was 30.3% in the first quarter of 2019 as compared with 30.7% in the first quarter of 2018.  On a segment basis, VITAS’ gross margin was 21.9% in the first quarter of 2019 as compared with 22.1%, in the first quarter of 2018.  The Roto-Rooter segment’s gross margin was 47.0% for the first quarter of 2019 compared with 47.5% in the first quarter of 2018.

Selling, general and administrative expenses (“SG&A”) comprise (in thousands):

	Three months ended March 31,
	2019	2018
SG&A expenses before long-term incentive compensation and the impact of
market value adjustments related to deferred compensation trusts	$70,203	$66,220
Impact of market value adjustments related to assets held in deferred
compensation trusts	2,338	860
Long-term incentive compensation	1,488	1,920
Total SG&A expenses	$74,029	$69,000

Other operating expenses increased $6.4 million from the first quarter of 2018 primarily as a result of a $6.0 million litigation settlement at VITAS recorded in the first quarter of 2019.

Other income - net comprise (in thousands):

	Three months ended March 31,
	2019	2018
Market value adjustment on assets held in
deferred compensation trusts	$2,338	$860
Interest income	101	158
Total other income - net	$2,439	$1,018

Our effective tax rate reconciliation is as follows:

	Three months ended March 31,
	2019	2018

Income tax provision calculated at the statutory federal rate	$10,665	$11,804
Stock compensation tax benefits	(6,732)	(3,798)
State and local income taxes	1,128	2,325
Other--net	1,059	881
Income tax provision	$6,120	$11,212
Effective tax rate	12.1%	19.9%

Net income for both periods included the following after-tax items/adjustments that (reduced) or increased after-tax earnings (in thousands):

	Three months ended March 31,
	2019	2018
VITAS
Litigation settlement	$(4,476)	$-
Non cash ASC 842 expenses	(489)	-
Medicare cap sequestration adjustment	(387)	(263)
Roto-Rooter
Amortization of acquired and cancelled franchise agreements	(324)	-
Non cash ASC 842 expenses	(40)	-
Corporate
Excess tax benefits on stock compensation	6,732	3,798
Stock option expense	(3,327)	(2,891)
Long-term incentive compensation	(1,230)	(1,499)
Non cash ASC 842 benefit	124	-
Acquisition expenses	(91)	-
Total	$(3,508)	$(855)

Three months ended March 31, 2019 versus 2018 - Segment Results

Net income/(loss) for the first quarter of 2019 versus the first quarter of 2018 by segment (in thousands):

	Three months ended March 31,
	2019	2018
VITAS	$29,288	$32,015
Roto-Rooter	22,986	22,938
Corporate	(7,607)	(9,957)
	$44,667	$44,996

VITAS’ after-tax earnings were positively impacted in 2019 compared to 2018 due to higher revenue offset by the impact of a litigation settlement of approximately $6.0 million ($4.5 million after-tax).  After-tax earnings as a percent of revenue at VITAS in the first quarter of 2019 was 9.5% as compared to 11.0% in the first quarter of 2018.

Roto-Rooter’s net income was positively impacted in 2019 compared to 2018 primarily by higher revenue.  After-tax earnings as a percent of revenue at Roto-Rooter in the first quarter of 2019 was 14.8% as compared to 15.6% in the first quarter of 2018.

After-tax Corporate expenses for 2019 decreased 23.6% when compared to 2018 due mainly to a $2.9 million increase in tax benefit related to the adoption of ASU 2016-09.

CHEMED CORPORATION AND SUBSIDIARY COMPANIES
CONSOLIDATING STATEMENTS OF INCOME
FOR THE THREE MONTHS ENDED MARCH 31, 2019
(in thousands)(unaudited)

				Chemed
	VITAS	Roto-Rooter	Corporate	Consolidated
2019 (a)
Service revenues and sales	$306,781	$155,253	$-	$462,034
Cost of services provided and goods sold	239,743	82,208	-	321,951
Selling, general and administrative expenses	21,536	39,601	12,892	74,029
Depreciation	4,708	4,963	39	9,710
Amortization	18	501	-	519
Other operating income	6,354	(1)	-	6,353
Total costs and expenses	272,359	127,272	12,931	412,562
Income/(loss) from operations	34,422	27,981	(12,931)	49,472
Interest expense	(47)	(95)	(982)	(1,124)
Intercompany interest income/(expense)	4,394	2,195	(6,589)	-
Other income—net	88	14	2,337	2,439
Income/(expense) before income taxes	38,857	30,095	(18,165)	50,787
Income taxes	(9,569)	(7,109)	10,558	(6,120)
Net income/(loss)	$29,288	$22,986	$(7,607)	$44,667

(a) The following amounts are included in net income (in thousands):
				Chemed
	VITAS	Roto-Rooter	Corporate	Consolidated
Pretax benefit/(cost):
Litigation settlement	$(6,000)	$-	$-	$(6,000)
Stock option expense	-	-	(4,089)	(4,089)
Long-term incentive compensation	-	-	(1,488)	(1,488)
Non cash ASC 842 (expenses)/benefit	(656)	(55)	163	(548)
Medicare cap sequestration	(515)	-	-	(515)
Amortization of acquired and cancelled franchise agreements	-	(441)	-	(441)
Acquisition expenses	-	-	(120)	(120)
Total	$(7,171)	$(496)	$(5,534)	$(13,201)

				Chemed
	VITAS	Roto-Rooter	Corporate	Consolidated
After-tax benefit/(cost):
Litigation settlement	$(4,476)	$-	$-	$(4,476)
Stock option expense	-	-	(3,327)	(3,327)
Long-term incentive compensation	-	-	(1,230)	(1,230)
Non cash ASC 842 (expenses)/benefit	(489)	(40)	124	(405)
Medicare cap sequestration	(387)	-	-	(387)
Amortization of acquired and cancelled franchise agreements	-	(324)	-	(324)
Acquisition expenses	-	-	(91)	(91)
Excess tax benefits on stock compensation	-	-	6,732	6,732
Total	$(5,352)	$(364)	$2,208	$(3,508)

CHEMED CORPORATION AND SUBSIDIARY COMPANIES
CONSOLIDATING STATEMENTS OF INCOME
FOR THE THREE MONTHS ENDED MARCH 31, 2018
(in thousands)(unaudited)

				Chemed
	VITAS	Roto-Rooter	Corporate	Consolidated
2018 (a)
Service revenues and sales	$292,013	$147,163	$-	$439,176
Cost of services provided and goods sold	227,256	77,280	-	304,536
Selling, general and administrative expenses	20,510	36,098	12,392	69,000
Depreciation	4,797	4,443	27	9,267
Amortization	-	27	-	27
Other operating expenses	(18)	(33)	-	(51)
Total costs and expenses	252,545	117,815	12,419	382,779
Income/(loss) from operations	39,468	29,348	(12,419)	56,397
Interest expense	(52)	(91)	(1,064)	(1,207)
Intercompany interest income/(expense)	3,095	1,677	(4,772)	-
Other income—net	142	16	860	1,018
Income/(expense) before income taxes	42,653	30,950	(17,395)	56,208
Income taxes	(10,638)	(8,012)	7,438	(11,212)
Net income/(loss)	$32,015	$22,938	$(9,957)	$44,996

(a) The following amounts are included in net income (in thousands):
				Chemed
	VITAS	Roto-Rooter	Corporate	Consolidated
Pretax benefit/(cost):
Stock option expense	$-	$-	$(3,653)	$(3,653)
Long-term incentive compensation	-	-	(1,920)	(1,920)
Medicare cap sequestration adjustment	(352)	-	-	(352)
Total	$(352)	$-	$(5,573)	$(5,925)

				Chemed
	VITAS	Roto-Rooter	Corporate	Consolidated
After-tax benefit/(cost):
Stock option expense	$-	$-	$(2,891)	$(2,891)
Long-term incentive compensation	-	-	(1,499)	(1,499)
Medicare cap sequestration adjustment	(263)	-	-	(263)
Excess tax benefits on stock compensation	-	-	3,798	3,798
Total	$(263)	$-	$(592)	$(855)

Unaudited Consolidating Summary and Reconciliation of Adjusted EBITDA

Chemed Corporation and Subsidiary Companies
(in thousands)				Chemed
For the three months ended March 31, 2019	VITAS	Roto-Rooter	Corporate	Consolidated

Net income/(loss)	$29,288	$22,986	$(7,607)	$44,667
Add/(deduct):
Interest expense	47	95	982	1,124
Income taxes	9,569	7,109	(10,558)	6,120
Depreciation	4,708	4,963	39	9,710
Amortization	18	501	-	519
EBITDA	43,630	35,654	(17,144)	62,140
Add/(deduct):
Intercompany interest expense/(income)	(4,394)	(2,195)	6,589	-
Interest income	(88)	(14)	-	(102)
Litigation settlement	6,000	-	-	6,000
Non cash ASC 842 expenses/(benefit)	656	55	(163)	548
Medicare cap sequestration adjustment	515	-	-	515
Acquisition Expenses	-	-	120	120
Stock option expense	-	-	4,089	4,089
Long-term incentive compensation	-	-	1,488	1,488
Adjusted EBITDA	$46,319	$33,500	$(5,021)	$74,798

				Chemed
For the three months ended March 31, 2018	VITAS	Roto-Rooter	Corporate	Consolidated

Net income/(loss)	$32,015	$22,938	$(9,957)	$44,996
Add/(deduct):
Interest expense	52	91	1,064	1,207
Income taxes	10,638	8,012	(7,438)	11,212
Depreciation	4,797	4,443	27	9,267
Amortization	-	27	-	27
EBITDA	47,502	35,511	(16,304)	66,709
Add/(deduct):
Intercompany interest expense/(income)	(3,095)	(1,677)	4,772	-
Interest income	(142)	(16)	-	(158)
Medicare cap sequestration adjustment	352	-	-	352
Amortization of stock awards	70	65	156	291
Stock option expense	-	-	3,653	3,653
Long-term incentive compensation	-	-	1,920	1,920
Adjusted EBITDA	$44,687	$33,883	$(5,803)	$72,767

RECONCILIATION OF ADJUSTED NET INCOME
(in thousands, except per share data)(unaudited)

	Three Months Ended March 31,
	2019	2018
Net income as reported	$44,667	$44,996

Add/(deduct) pre-tax cost of:
Litigation settlement	6,000	-
Stock option expense	4,089	3,653
Long-term incentive compensation	1,488	1,920
Non cash ASC 842 expenses	548	-
Medicare cap sequestration adjustment	515	352
Amortization of acquired and cancelled franchise agreements	441	-
Acquisition expenses	120	-
Add/(deduct) tax impacts:
Tax impact of the above pre-tax adjustments (1)	(2,961)	(1,272)
Excess tax benefits on stock compensation	(6,732)	(3,798)
Adjusted net income	$48,175	$45,851

Diluted Earnings Per Share As Reported
Net income	$2.70	$2.66
Average number of shares outstanding	16,525	16,887

Adjusted Diluted Earnings Per Share
Adjusted net income	$2.92	$2.72
Adjusted average number of shares outstanding	16,525	16,887

(1) The tax impact of pre-tax adjustments was calculated using the effective tax rate of the operating unit for which each adjustment is associated.

CHEMED CORPORATION AND SUBSIDIARY COMPANIES
OPERATING STATISTICS FOR VITAS SEGMENT
(unaudited)
	Three Months Ended March 31,
OPERATING STATISTICS	2019	2018
Net revenue ($000)
Homecare	$258,847	$241,031
Inpatient	22,570	22,108
Continuous care	32,244	30,766
Other	2,010	1,741
Subtotal	$315,671	$295,646
Room and board, net	(2,542)	(2,618)
Contractual allowances	(2,948)	(2,833)
Medicare cap allowance	(3,400)	1,818
Total	$306,781	$292,013
Net revenue as a percent of total before Medicare cap allowances
Homecare	82.0%	81.5%
Inpatient	7.1	7.5
Continuous care	10.2	10.4
Other	0.7	0.6
Subtotal	100.0	100.0
Room and board, net	(0.9)	(0.9)
Contractual allowances	(1.0)	(0.9)
Medicare cap allowance	(0.9)	0.6
Total	97.2%	98.8%
Average daily census (days)
Homecare	14,243	13,162
Nursing home	3,254	3,215
Routine homecare	17,497	16,377
Inpatient	360	352
Continuous care	488	480
Total	18,345	17,209
Total Admissions	17,758	18,279
Total Discharges	17,339	17,558
Average length of stay (days)	91.3	87.9
Median length of stay (days)	15.0	15.0
ADC by major diagnosis
Cerebro	35.6%	36.2%
Neurological	19.9	18.5
Cancer	13.1	13.9
Cardio	16.9	16.4
Respiratory	8.2	8.2
Other	6.3	6.8
Total	100.0%	100.0%
Admissions by major diagnosis
Cerebro	20.7	22.6%
Neurological	12.8	11.4
Cancer	28.0	28.0
Cardio	16.3	15.5
Respiratory	12.0	11.7
Other	10.2	10.8
Total	100.0%	100.0%
Direct patient care margins
Routine homecare	52.7%	52.1%
Inpatient	6.5	7.5
Continuous care	18.2	17.7
Homecare margin drivers (dollars per patient day)
Labor costs	$59.42	$58.63
Combined drug, HME and medical supplies	13.08	14.47
Inpatient margin drivers (dollars per patient day)
Labor costs	$364.62	$362.75
Continuous care margin drivers (dollars per patient day)
Labor costs	$582.54	$567.51
Estimated uncollectible accounts as a percent of revenues	1.0%	1.0%
Accounts receivable -- Days of revenue outstanding- excluding unapplied Medicare payments	34.9	32.6
Accounts receivable -- Days of revenue outstanding- including unapplied Medicare payments	23.3	22.6

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

Item 3.   Quantitative and Qualitative Disclosures about Market Risk

The Company’s primary market risk exposure relates to interest rate risk exposure through its variable interest line of credit.  At March 31, 2019, the Company had $100.0 million of variable rate debt outstanding.  For each $10 million dollars borrowed under the credit facility, an increase or decrease of 100 basis points (1% point), increases or decreases the Company’s annual interest expense by $100,000.

The Company continually evaluates this interest rate exposure and periodically weighs the cost versus the benefit of fixing the variable interest rates through a variety of hedging techniques.

Item 4.   Controls and Procedures

We carried out an evaluation, under the supervision of our President and Chief Executive Officer and with the participation of the Executive Vice President and Chief Financial Officer and the Vice President and Controller, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report.  Based on that evaluation, the President and Chief Executive Officer, Executive Vice President and Chief Financial Officer and Vice President and Controller have concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.  Except as discussed below, there has been no change in our internal control over financial reporting that occurred during the quarter covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

In the first quarter of 2019, we implemented a new lease accounting system and process in response to the adoption of ASC 842, effective January 1, 2019.  These implementations resulted in changes to components of our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1.   Legal Proceedings

For information regarding the Company’s legal proceedings, see note 11, Legal and Regulatory Matters, under Part I, Item I of this Quarterly Report on Form 10-Q.

Item 1A. Risk Factors

There have been no material changes from the risk factors previously disclosed in the Company’s most recent Annual Report on Form 10-K.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

Item 2(c). Purchases of Equity Securities by Issuer and Affiliated Purchasers

The following table shows the activity related to our share repurchase program for the first three months of 2019:

	Total Number	Weighted Average	Cumulative Shares	Dollar Amount
	of Shares	Price Paid Per	Repurchased Under	Remaining Under
	Repurchased	Share	the Program	The Program

February 2011 Program
January 1 through January 31, 2019	-	$-	8,376,864	$46,649,495
February 1 through February 28, 2019	91,893	327.84	8,468,757	166,522,918
March 1 through March 31, 2019	58,107	329.10	8,526,864	$147,399,943

First Quarter Total	150,000	$328.33

On February 22, 2019 our Board of Directors authorized an additional $150 million under the February 2011 Repurchase Program.

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

Chemed Corporation
(Registrant)

Dated:	May 2, 2019	By:	/s/ Kevin J. McNamara
Kevin J. McNamara
(President and Chief Executive Officer)

Dated:	May 2, 2019	By:	/s/ David P. Williams
David P. Williams
(Executive Vice President and Chief Financial Officer)

Dated:	May 2, 2019	By:	/s/ Michael D. Witzeman
Michael D. Witzeman
(Vice President and Controller)