Form 10-Q
period 2019-06-30
CHEMED CORP
filed 2019-07-31
CIK 19584

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒    Quarterly Report Under Section 13 or 15 (d) of the Securities Exchange Act of 1934 For the Quarterly Period Ended June 30, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	☐	No	☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of Each Exchange on which Registered	Amount	Date

Capital Stock $1 Par Value	CHE	New York Stock Exchange	15,921,808 Shares	June 30, 2019

CHEMED CORPORATION AND

SUBSIDIARY COMPANIES

Index

Page No.
PART I. FINANCIAL INFORMATION:

Item 1. Financial Statements
Unaudited Consolidated Balance Sheets -
June 30, 2019 and December 31, 2018	3

Unaudited Consolidated Statements of Income -
Three and six months ended June 30, 2019 and 2018	4

Unaudited Consolidated Statements of Cash Flows -
Six months ended June 30, 2019 and 2018	5

Unaudited Consolidated Statements of Changes in Stockholders’ Equity-
Three and six months ended June 30, 2019 and 2018	6

Notes to Unaudited Consolidated Financial Statements	7

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	23

Item 3. Quantitative and Qualitative Disclosures about Market Risk	41

Item 4. Controls and Procedures	41

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	41

Item 1A. Risk Factors	41

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	42

Item 3. Defaults Upon Senior Securities	42

Item 4. Mine Safety Disclosures	42

Item 5. Other Information	42

Item 6. Exhibits	43

EX – 31.1
EX – 31.2
EX – 31.3
EX – 32.1
EX – 32.2
EX – 32.3 EX – 101.INS EX – 101.SCH EX – 101.CAL EX – 101.DEF EX – 101.LAB EX – 101.PRE

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
CHEMED CORPORATION AND SUBSIDIARY COMPANIES
UNAUDITED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	June 30, 2019	December 31, 2018
ASSETS
Current assets
Cash and cash equivalents	$3,323	$4,831
Accounts receivable	136,113	119,504
Inventories	6,336	5,705
Prepaid income taxes	12,951	10,646
Prepaid expenses	21,455	19,154
Total current assets	180,178	159,840
Investments of deferred compensation plans	70,460	65,624
Properties and equipment, at cost, less accumulated depreciation of $259,495 (2018 - $248,370)	149,917	162,033
Assets held for sale	15,750	-
Lease right of use assets less accumulated amortization of $13,415	90,755	-
Identifiable intangible assets less accumulated amortization of $34,210 (2018 - $33,284)	67,511	68,253
Goodwill	510,627	510,570
Other assets	8,874	9,209
Total Assets	$1,094,072	$975,529

LIABILITIES
Current liabilities
Accounts payable	$51,143	$50,150
Accrued insurance	46,912	46,095
Accrued compensation	50,123	63,329
Accrued legal	8,431	1,857
Short-term lease liability	31,614	-
Other current liabilities	35,446	30,239
Total current liabilities	223,669	191,670
Deferred income taxes	18,828	21,598
Long-term debt	85,000	89,200
Deferred compensation liabilities	70,273	64,616
Long-term lease liability	69,979	-
Other liabilities	7,754	17,111
Total Liabilities	475,503	384,195
Commitments and contingencies (Note 11)
STOCKHOLDERS' EQUITY
Capital stock - authorized 80,000,000 shares $1 par; issued 35,590,832 shares (2018 - 35,311,418 shares)	35,591	35,311
Paid-in capital	817,255	774,358
Retained earnings	1,311,446	1,225,617
Treasury stock - 19,749,166 shares (2018 - 19,438,358)	(1,548,138)	(1,446,296)
Deferred compensation payable in Company stock	2,415	2,344
Total Stockholders' Equity	618,569	591,334
Total Liabilities and Stockholders' Equity	$1,094,072	$975,529

See accompanying notes to unaudited consolidated financial statements.

CHEMED CORPORATION AND SUBSIDIARY COMPANIES
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Service revenues and sales	$473,584	$441,813	$935,618	$880,989
Cost of services provided and goods sold (excluding depreciation)	323,637	305,741	645,588	610,277
Selling, general and administrative expenses	71,556	68,297	145,585	137,297
Depreciation	9,887	9,718	19,597	18,985
Amortization	406	34	925	61
Other operating expenses/(income)	2,570	(118)	8,923	(169)
Total costs and expenses	408,056	383,672	820,618	766,451
Income from operations	65,528	58,141	115,000	114,538
Interest expense	(1,237)	(1,524)	(2,361)	(2,731)
Other income - net	13	1,038	2,452	2,056
Income before income taxes	64,304	57,655	115,091	113,863
Income taxes	(13,575)	(2,684)	(19,695)	(13,896)
Net income	$50,729	$54,971	$95,396	$99,967

Earnings Per Share:
Net income	$3.18	$3.43	$5.98	$6.22
Average number of shares outstanding	15,928	16,035	15,941	16,067

Diluted Earnings Per Share:
Net income	$3.08	$3.27	$5.79	$5.93
Average number of shares outstanding	16,449	16,811	16,489	16,854

Cash Dividends Per Share	$0.30	$0.28	$0.60	$0.56

See accompanying notes to unaudited consolidated financial statements.

CHEMED CORPORATION AND SUBSIDIARY COMPANIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Six Months Ended June 30,
	2019	2018
Cash Flows from Operating Activities
Net income	$95,396	$99,967
Adjustments to reconcile net income to net cash provided
by operating activities:
Depreciation and amortization	20,522	19,046
Stock option expense	8,018	7,305
Litigation settlement	6,000	-
(Benefit)/provision for deferred income taxes	(2,769)	2,173
Noncash long-term incentive compensation	2,506	2,942
Asset impairment loss	2,266	-
Noncash directors' compensation	767	766
Amortization of debt issuance costs	153	288
Amortization of restricted stock awards	-	446
Changes in operating assets and liabilities:
Increase in accounts receivable	(16,613)	(6,057)
Increase in inventories	(631)	(362)
Increase in prepaid expenses	(2,301)	(113)
Decrease in accounts payable and other current liabilities	(4,175)	(14,909)
Change in current income taxes	(2,249)	10,136
Increase in other assets	(4,653)	(5,667)
Increase in other liabilities	5,833	4,889
Other sources	837	186
Net cash provided by operating activities	108,907	121,036
Cash Flows from Investing Activities
Capital expenditures	(28,312)	(23,872)
Business combinations	-	(1,875)
Other (uses)/sources	(137)	533
Net cash used by investing activities	(28,449)	(25,214)
Cash Flows from Financing Activities
Payments on revolving line of credit	(227,000)	(281,150)
Proceeds from revolving line of credit	222,800	358,350
Purchases of treasury stock	(71,926)	(84,304)
Proceeds from exercise of stock options	16,517	20,209
Capital stock surrendered to pay taxes on stock-based compensation	(14,884)	(21,022)
Dividends paid	(9,567)	(9,016)
Change in cash overdrafts payable	1,710	(711)
Payments on other long-term debt	-	(75,000)
Debt issuance costs	-	(968)
Other sources/(uses)	384	(663)
Net cash used by financing activities	(81,966)	(94,275)
Increase in Cash and Cash Equivalents	(1,508)	1,547
Cash and cash equivalents at beginning of year	4,831	11,121
Cash and cash equivalents at end of period	$3,323	$12,668

See accompanying notes to unaudited consolidated financial statements.

CHEMED CORPORATION AND SUBSIDIARY COMPANIES
UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS EQUITY
(in thousands, except per share data)
					Deferred
					Compensation
				Treasury	Payable in
	Capital	Paid-in	Retained	Stock-	Company
	Stock	Capital	Earnings	at Cost	Stock	Total
Balance at March 31, 2019	35,521	803,701	1,265,485	(1,519,077)	2,380	588,010
Net income	-	-	50,729	-	-	50,729
Dividends paid ($0.30 per share)	-	-	(4,768)	-	-	(4,768)
Stock awards and exercise of stock options	70	13,337	-	(6,350)	-	7,057
Purchases of treasury stock	-	-	-	(22,676)	-	(22,676)
Other	-	217	-	(35)	35	217
Balance at June 30, 2019	$35,591	$817,255	$1,311,446	$(1,548,138)	$2,415	$618,569
					Deferred
					Compensation
				Treasury	Payable in
	Capital	Paid-in	Retained	Stock-	Company
	Stock	Capital	Earnings	at Cost	Stock	Total
Balance at March 31, 2018	34,885	712,991	1,078,690	(1,321,843)	2,236	506,959
Net income	-	-	54,971	-	-	54,971
Dividends paid ($0.28 per share)	-	-	(4,483)	-	-	(4,483)
Stock awards and exercise of stock options	256	31,660	-	(29,481)	-	2,435
Purchases of treasury stock	-	-	-	(3,179)	-	(3,179)
Other	-	(423)	111	(35)	35	(312)
Balance at June 30, 2018	$35,141	$744,228	$1,129,289	$(1,354,538)	$2,271	$556,391
					Deferred
					Compensation
				Treasury	Payable in
	Capital	Paid-in	Retained	Stock-	Company
	Stock	Capital	Earnings	at Cost	Stock	Total
Balance at December 31, 2018	35,311	774,358	1,225,617	(1,446,296)	2,344	591,334
Net income	-	-	95,396	-	-	95,396
Dividends paid ($0.60 per share)	-	-	(9,567)	-	-	(9,567)
Stock awards and exercise of stock options	280	42,489	-	(29,845)	-	12,924
Purchases of treasury stock	-	-	-	(71,926)	-	(71,926)
Other	-	408	-	(71)	71	408
Balance at June 30, 2019	$35,591	$817,255	$1,311,446	$(1,548,138)	$2,415	$618,569
					Deferred
					Compensation
				Treasury	Payable in
	Capital	Paid-in	Retained	Stock-	Company
	Stock	Capital	Earnings	at Cost	Stock	Total
Balance at December 31, 2017	34,732	695,797	1,038,955	(1,231,332)	2,202	540,354
Net income	-	-	99,967	-	-	99,967
Dividends paid ($0.56 per share)	-	-	(9,016)	-	-	(9,016)
Stock awards and exercise of stock options	409	49,070	-	(38,833)	-	10,646
Purchases of treasury stock	-	-	-	(84,304)	-	(84,304)
Other	-	(639)	(617)	(69)	69	(1,256)
Balance at June 30, 2018	$35,141	$744,228	$1,129,289	$(1,354,538)	$2,271	$556,391

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

LEASE ACCOUNTING

In February 2016, the FASB issued Accounting Standards Update “ASU No. 2016-02 Leases” which introduced a lessee model that brings most leases onto the balance sheets and updates lessor accounting to align with changes in the lessee model and the revenue recognition standard. This standard is also referred to as Accountings Standards Codification No.842 (“ASC 842”). We adopted ASC 842 effective January 1, 2019, using the optional transition method requiring leases existing at, or entered into after, January 1, 2019 to be recognized and measured. The transition method selected does not require adjustments to prior period amounts, which continue to be reflected in accordance with historical accounting. In addition, we elected the package of practical expedients permitted under the transition guidance within the new standard which among other things, allowed us to carry forward the historical lease classification.

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

As of June 30, 2019, we have two cloud computing arrangements that are service contracts. Roto-Rooter is implementing a system to assist in technician dispatch and VITAS is implementing a new human resources system. We have capitalized approximately $2.8 million related to implementation of this project which is included in prepaid assets in the accompanying balance sheets. There has been no amortization expense associated with the asset, as the software has not yet been placed in service. We anticipate amortizing the assets over the original term of the arrangements plus renewal options that are reasonably certain of being exercised.

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

INCOME TAXES

Our effective income tax rate was 21.1% in the second quarter of 2019 compared to 4.7% during the second quarter of 2018. Excess tax benefit on stock options reduced our income tax expenses by $3.2 million and $11.7 million, respectively for the quarters ended June 30, 2019 and 2018.

Our effective income tax rate was 17.1% for the first six months of 2019 compared to 12.2% during the first six months of 2018. Excess tax benefit on stock options reduced our income tax expenses by $9.9 million and $15.5 million, respectively for the first six months ended June 30, 2019 and 2018.

NON-CASH TRANSACTIONS

Included in the accompanying Consolidated Balance Sheets are $1.1 million and $3.2 million of capitalized property and equipment which were not paid for as of June 30, 2019 and December 31, 2018, respectively. These amounts have been excluded from capital expenditures in the accompanying Consolidated Statements of Cash Flow. There are no material non-cash amounts included in interest expense for any period presented.

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

VITAS

Service revenue for VITAS is reported at the amount that reflects the ultimate consideration we expect to receive in exchange for providing patient care. These amounts are due from third-party payors, primarily commercial health insurers and government programs (Medicare and Medicaid), and include variable consideration for revenue adjustments due to settlements of audits and reviews, as well as certain hospice-specific revenue capitations. Amounts are generally billed monthly or subsequent to patient discharge. Subsequent changes in the transaction price initially recognized are not significant.

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

Routine Home Care occurs when a patient receives hospice care in their home, including a nursing home setting.  The routine home care rate is paid for each day that a patient is in a hospice program and is not receiving one of the other categories of hospice care.  For Medicare patients, the routine home care rate reflects a two-tiered rate, with a higher rate for the first 60 days of a hospice patient’s care and a lower rate for days 61 and after.  In addition, there is a Service Intensity Add-on payment which covers direct home care visits conducted by a registered nurse or social worker in the last seven days of a hospice patient’s life, reimbursed up to 4 hours per day in 15 minute increments at the continuous home care rate.

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

Continuous Home Care is provided to patients while at home, including a nursing home setting, during periods of crisis when intensive monitoring and care, primarily nursing care, is required in order to achieve palliation or management of acute medical symptoms.  Continuous home care requires a minimum of 8 hours of care within a 24-hour day, which begins at midnight.  The care must be predominantly nursing care provided by either a registered nurse or licensed nurse practitioner.  While the published Medicare continuous home care rates are daily rates, Medicare pays for continuous home care in 15 minute increments.  This 15 minute rate is calculated by dividing the daily rate by 96.

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

Care is provided to patients regardless of their ability to pay. Patients who meet our criteria for charity care are provided care without charge. There is no revenue or associated accounts receivable in the accompanying consolidated financial statements related to charity care. The cost of providing charity care during the quarters ended June 30, 2019 and 2018 was $2.2 million and $2.1 million, respectively. The cost of providing charity care during the first six months ended June 30, 2019 and 2018 was $4.3 million and $4.2 million, respectively. The cost of charity care is included in cost of services provided and goods sold and is calculated by taking the ratio of charity care days to total days of care and multiplying by the total cost of care.

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

We are subject to certain limitations on Medicare payments for services which are considered variable consideration, as follows:

Inpatient Cap. If the number of inpatient care days any hospice program provides to Medicare beneficiaries exceeds 20% of the total days of hospice care such program provided to all Medicare patients for an annual period beginning September 28, the days in excess of the 20% figure may be reimbursed only at the routine homecare rate. None of VITAS’ hospice programs exceeded the payment limits on inpatient services during the three and six months ended June 30, 2019 and 2018.

Medicare Cap. We are also subject to a Medicare annual per-beneficiary cap (“Medicare cap”). Compliance with the Medicare cap is measured in one of two ways based on a provider election. The “streamlined” method compares total Medicare payments received under a Medicare provider number with respect to services provided to all Medicare hospice care beneficiaries in the program or programs covered by that Medicare provider number with the product of the per-beneficiary cap amount and the number of Medicare beneficiaries electing hospice care for the first time from that hospice program or programs from September 28 through September 27 of the following year. At June 30, 2019, all our programs except one are using the “streamlined” method.

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

In 2013, the U.S. government implemented automatic budget reductions of 2.0% for all government payees, including hospice benefits paid under the Medicare program. In 2015, CMS determined that the Medicare cap should be calculated “as if” sequestration did not occur. As a result of this decision, VITAS has received notification from our third-party intermediary that an additional $5.8 million is owed for Medicare cap in three programs arising during the 2013 through 2017 measurement periods. The amounts are automatically deducted from our semi-monthly PIP payments. We do not believe that CMS is authorized under the sequestration authority or the statutory methodology for establishing the Medicare cap to the amounts they have withheld and intend to withhold under their current “as if” methodology. We have appealed CMS’s methodology change.

During the quarter ended June 30, 2019, we recorded $2.4 million in net Medicare cap revenue reduction related to three programs for the 2019 government fiscal year. Additionally, we recorded $847,000 related to adjustments of prior year cap liabilities. During the quarter ended June 30, 2018, we recorded $355,000 in net Medicare cap revenue reduction related to one program for the 2018 government fiscal year. Additionally, we recorded $181,000 related to adjustments of prior year cap liabilities.

During the first six months ended June 30, 2019, we recorded $5.8 million in net Medicare cap revenue reduction related to four programs for the 2019 government fiscal year. Additionally, we recorded $847,000 related to adjustments of prior year cap liabilities. During the six months ended June 30, 2018, we reversed $1.5 million of the $2.4 million Medicare cap revenue reduction recognized in the fourth quarter of 2017 due to improved metrics in two VITAS programs offset by $181,000 related to adjustments of prior year cap liabilities.

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

The composition of patient care service revenue by payor and level of care for the quarter ended June 30, 2019 is as follows (in thousands):

	Medicare	Medicaid	Commercial	Total
Routine home care	$248,545	$11,907	6,009	$266,461
Continuous care	27,975	1,408	1,403	30,786
Inpatient care	19,282	2,117	1,495	22,894
	$295,802	$15,432	$8,907	$320,141

All other revenue - self-pay, respite care, etc.				2,237
Subtotal				$322,378
Medicare cap adjustment				(3,198)
Implicit price concessions				(3,720)
Room and board, net				(2,710)
Net revenue				$312,750

The composition of patient care service revenue by payor and level of care for the quarter ended June 30, 2018 is as follows (in thousands):

	Medicare	Medicaid	Commercial	Total
Routine home care	$232,637	$12,019	$5,725	$250,381
Continuous care	27,581	1,428	1,504	30,513
Inpatient care	17,029	1,853	1,195	20,077
	$277,247	$15,300	$8,424	$300,971

All other revenue - self-pay, respite care, etc.				1,998
Subtotal				$302,969
Medicare cap adjustment				(536)
Implicit price concessions				(2,959)
Room and board, net				(2,675)
Net revenue				$296,799

The composition of patient care service revenue by payor and level of care for the six months ended June 30, 2019 is as follows (in thousands):

	Medicare	Medicaid	Commercial	Total
Routine home care	$489,978	$23,581	$11,753	$525,312
Continuous care	56,949	3,195	2,886	63,030
Inpatient care	38,271	4,265	2,928	45,464
	$585,198	$31,041	$17,567	$633,806

All other revenue - self-pay, respite care, etc.				4,242
Subtotal				$638,048
Medicare cap adjustment				(6,598)
Implicit price concessions				(6,667)
Room and board, net				(5,252)
Net revenue				$619,531

The composition of patient care service revenue by payor and level of care for the six months ended June 30, 2018 is as follows (in thousands):

	Medicare	Medicaid	Commercial	Total
Routine home care	$456,658	$23,299	$11,455	$491,412
Continuous care	55,213	3,031	3,035	61,279
Inpatient care	35,887	3,901	2,398	42,186
	$547,758	$30,231	$16,888	$594,877

All other revenue - self-pay, respite care, etc.				3,740
Subtotal				$598,617
Medicare cap adjustment				1,282
Implicit price concessions				(5,792)
Room and board, net				(5,294)
Net revenue				$588,813

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

Short-term Core Services are plumbing, drain and sewer cleaning and excavation services. These services are provided to both commercial and residential customers. The duration of services provided in this category range from a few hours to a few days. There are no significant warranty costs or on-going obligations to the customer once a service has been completed. For residential customers, payment is received at the time of job completion before the Roto-Rooter technician leaves the residence. Commercial customers may be granted credit subject to internally designated authority limits and credit check guidelines. If credit is granted, payment terms are generally 30 days or less.

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

Roto-Rooter owns the rights to certain territories and contracts with independent third-parties to operate the territory under Roto-Rooter’s registered trademarks. Such contracts are for a specified term but cancellable by either party without penalty with 90 days’ advance notice. Under the terms of these arrangements, Roto-Rooter provides certain back office support and advertising along with a limited license to use Roto-Rooter’s registered trademarks. The independent contractor is responsible for all day-to-day management of the business including staffing decisions and pricing of services provided. All performance obligations of Roto-Rooter cease at the termination of the arrangement.

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

Roto-Rooter has licensed the rights to operate under Roto-Rooter’s registered trademarks in other territories to franchisees. Each such contract is for a 10 year term but cancellable by Roto-Rooter for cause with 60 day advance notice without penalty. The franchisee may cancel the contract for any reason with 60 days advance notice without penalty. Under the terms of the contract, Roto-Rooter provides national advertising and consultation on various aspects of operating a Roto-Rooter business along with the right to use Roto-Rooter’s registered trademarks. The franchisee is responsible for all day- to-day management of the business including staffing decisions, pricing of services provided and local advertising spend and placement. All performance obligations of Roto-Rooter cease at the termination of the arrangement.

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

The composition of disaggregated revenue for the second quarter is as follows (in thousands):

	June 30,
	2019	2018
Short-term core service jobs	$115,143	$105,086
Water restoration	28,239	24,765
Contractor revenue	14,580	12,366
Franchise fees	1,623	1,574
All other	2,974	2,835
Subtotal	$162,559	$146,626
Implicit price concessions and credit memos	(1,725)	(1,612)
Net revenue	$160,834	$145,014

The composition of disaggregated revenue for the first six months is as follows (in thousands):

	June 30,
	2019	2018
Short-term core service jobs	$226,202	$209,172
Water restoration	55,891	52,502
Contractor revenue	28,589	24,731
Franchise fees	3,245	3,165
All other	5,981	6,155
Subtotal	$319,908	$295,725
Implicit price concessions and credit memos	(3,821)	(3,549)
Net revenue	$316,087	$292,176

Initial Adoption of ASC 606

The Company utilized the modified retrospective method of adoption for all contracts. The Company has consistently applied the accounting policies to all periods presented in the consolidated financial statements. Sales tax collected from customers at Roto-Rooter is excluded from revenue under ASC 606 and prior revenue standards.

3.    Segments

Service revenues and sales by business segment are shown in Footnote 2. After-tax earnings by business segment are as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
After-tax Income/(Loss)
VITAS	$37,339	$31,785	$66,626	$63,800
Roto-Rooter	27,175	25,298	50,162	48,236
Total	64,514	57,083	116,788	112,036
Corporate	(13,785)	(2,112)	(21,392)	(12,069)
Net income	$50,729	$54,971	$95,396	$99,967

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

4.    Earnings per Share

Earnings per share (“EPS”) are computed using the weighted average number of shares of capital stock outstanding. Earnings and diluted earnings per share are computed as follows (in thousands, except per share data):

		Net Income
For the Three Months Ended June 30,		Income	Shares	Earnings per Share
2019
	Earnings	$50,729	15,928	$3.18
	Dilutive stock options	-	449
	Nonvested stock awards	-	72
	Diluted earnings	$50,729	16,449	$3.08

2018
	Earnings	$54,971	16,035	$3.43
	Dilutive stock options	-	674
	Nonvested stock awards	-	102
	Diluted earnings	$54,971	16,811	$3.27

		Net Income
For the Six Months Ended June 30,		Income	Shares	Earnings per Share
2019
	Earnings	$95,396	15,941	$5.98
	Dilutive stock options	-	474
	Nonvested stock awards	-	74
	Diluted earnings	$95,396	16,489	$5.79

2018
	Earnings	$99,967	16,067	$6.22
	Dilutive stock options	-	683
	Nonvested stock awards	-	104
	Diluted earnings	$99,967	16,854	$5.93

For the three and six month periods ended June 30, 2019, there were 246,000 stock options excluded in the computation of dilutive earnings per share because they would have been anti-dilutive.

For the three and six month periods ended June 30, 2018, there were no stock options excluded in the computation of dilutive earnings per share because they would have been anti-dilutive.

5.    Long-Term Debt and Lines of Credit

On June 20, 2018, we replaced our existing credit agreement with the Fourth Amended and Restated Credit Agreement (“2018 Credit Agreement”). Terms of the 2018 Credit Agreement consist of a five year, $450 million revolving credit facility and a $150 million expansion feature, which may consist of term loans or additional revolving commitments.  The interest rate at the inception of the agreement is LIBOR plus 100 basis points. The 2018 Credit Agreement has a floating interest rate that is generally LIBOR plus a tiered additional rate which varies based on our current leverage ratio. The amount outstanding as of June 30, 2019 is $85.0 million.

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

We are in compliance with all debt covenants as of June 30, 2019. We have issued $38.0 million in standby letters of credit as of June 30, 2019, mainly for insurance purposes. Issued letters of credit reduce our available credit under the 2018 Credit Agreement. As of June 30, 2019, we have approximately $327.0 million of unused lines of credit available and eligible to be drawn down under our revolving credit facility.

6.    Other Operating Expenses/(Income)

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018

Litigation settlement	$-	$(204)	$6,000	$(204)
Transportation equipment held for sale	2,266	-	2,266	-
Loss on disposal of fixed assets	304	86	657	35
Total other operating expenses/(income)	$2,570	$(118)	$8,923	$(169)

During the three months ended June 30, 2019, the Company recorded $2.3 million for the impairment of transportation equipment that is being held for sale. See footnote 18.

During the six months ended June 30, 2019, the Company recorded $6.0 million for a potential legal settlement, which includes the settlement amount, estimated employment taxes and other litigation costs. See footnote 11 for further discussion.

7.    Other Income – Net

Other income – net comprises the following (in thousands):

Three months ended June 30,			Six months ended June 30,
2019		2018	2019	2018
Market value adjustment on assets held in
deferred compensation trust	$(130)	$779	$2,207	$1,638
Interest income	112	259	214	417
Other - net	31	-	31	1
Total other income - net	$13	$1,038	$2,452	$2,056

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

The components of balance sheet information related to leases were as follows:

Six months ended June 30,
2019
Assets
Operating lease assets	$90,755

Liabilities
Current operating leases	31,614
Noncurrent operating leases	69,979
Total operating lease liabilities	$101,593

The components of lease expense were as follows:

	Three months ended June 30,	Six months ended June 30,
	2019	2019
Lease Expense (a)
Operating lease expense	$11,573	$23,098
Sublease income	-	(6)
Net lease expense	$11,573	$23,092

(a)Includes short-term leases and variable lease costs, which are immaterial. Included in both cost of services provided and goods sold and selling, general and administrative expenses.

The components of cash flow information related to leases were as follows:

	Three months ended	Six months ended
	June 30, 2019	June 30, 2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from leases	$10,214	$20,201

Leased assets obtained in exchange for new operating lease liabilities	$12,731	$15,944

Weighted Average Remaining Lease Term
Operating leases	4.34	years

Weighted Average Discount Rate
Operating leases	3.46%

Maturity of Operating Lease Liabilities (in thousands)

2019	$34,669
2020	25,465
2021	18,796
2022	12,074
2023	7,656
Thereafter	12,327
Total lease payments	$110,987
Less: interest	(8,143)
Less: future lease obligations not yet commenced	(1,251)
Total liability recognized on the balance sheet	$101,593

The following is a summary of future minimum rental payments under operating leases that have initial noncancelable terms in excess of one year at December 31, 2018:

Maturity of Operating Lease Liabilities (in thousands)

2019	$26,791
2020	24,152
2021	19,669
2022	13,851
2023	8,179
Thereafter	10,974
Total lease payments	$103,616

For leases commencing prior to 2019, minimum rental payments exclude payments to landlords for real estate taxes and common area maintenance. Operating lease payments include $2.3 million related to extended lease terms that are reasonably certain of being exercised and exclude $1.3 million lease payments for leases signed but not yet commenced.

9.    Stock-Based Compensation Plans

On February 22, 2019, the Compensation/Incentive Committee of the Board of Directors (“CIC”) granted 6,864 Performance Stock Units (“PSUs”) contingent upon the achievement of certain total shareholder return (“TSR”) targets as compared to the TSR of a group of peer companies for the three year period ending December 31, 2021, the date at which such awards vest. The cumulative compensation cost of the TSR-based PSU award to be recorded over the three year service period is $3.0 million.

On February 22, 2019, the CIC also granted 6,864 PSUs contingent upon the achievement of certain earnings per share (“EPS”) targets for the three year period ending December 31, 2021. At the end of each reporting period, the Company estimates the number of shares that it believes will ultimately be earned and records the corresponding expense over the service period of the award. We currently estimate the cumulative compensation cost of the EPS-based PSUs to be recorded over the three year service period is $2.2 million.

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

Three months ended June 30,		Six months ended June 30,
2019	2018	2019	2018
$3,796	$4,807	$10,710	$9,974

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

Jordan Seper (“Seper”), a Registered Nurse at VITAS’ Inland Empire program from May 12, 2014 to March 21, 2015, filed a lawsuit in San Francisco Superior Court on September 26, 2016. She alleged VITAS Healthcare Corp of CA (“VITAS CA”) (1) failed to provide minimum wage for all hours worked; (2) failed to provide overtime for all hours worked; (3) failed to provide a second meal period; (4) failed to provide rest breaks; (5) failed to indemnify for necessary expenditures; (6) failed to timely pay wages due at time of separation; and (7) engaged in unfair business practices. Seper sought a state-wide class action of current and former non-exempt employees employed with VITAS in California within the four years preceding the filing of the lawsuit. She sought court determination that this action may be maintained as a class action for the entire California class and subclasses, designation as class representative, declaratory relief, injunctive relief, damages (including wages for regular or overtime hours allegedly worked but not paid, premium payments for missed meal or rest periods, and unreimbursed expenses), all applicable penalties associated with each claim, pre and post-judgment interest, and attorneys’ fees and costs. Seper served VITAS CA with the lawsuit, Jordan A. Seper on behalf of herself and others similarly situated v. VITAS Healthcare Corporation of California, a Delaware corporation; VITAS Healthcare Corp of CA, a business entity unknown; and DOES 1 to 100, inclusive; Los Angeles Superior Court Case Number BC 642857 on October 13, 2016 (“Jordan Seper case”).

The Los Angeles Superior Court Complex Division accepted transfer of the case on December 6, 2016 and stayed the case. On December 16, 2016, VITAS CA filed its Answer and served written discovery on Seper.

Jiwann Chhina (“Chhina”), hired by VITAS as a Home Health Aide on February 5, 2002, is currently a Licensed Vocational Nurse for VITAS’ San Diego program. On September 27, 2016, Chhina filed a lawsuit in San Diego Superior Court, alleging (1) failure to pay minimum wage for all hours worked; (2) failure to provide overtime for all hours worked; (3) failure to pay wages for all hours at the regular rate; (4) failure to provide meal periods; (5) failure to provide rest breaks; (6) failure to provide complete and accurate wage statements; (7) failure to pay for all reimbursement expenses; (8) unfair business practices; and (9) violation of the California Private Attorneys General Act. Chhina sought to pursue these claims in the form of a state-wide class action of current and former non-exempt employees employed with VITAS in California within the four years preceding the filing of the lawsuit. He sought court determination that this action may be maintained as a class action for the entire California class and subclasses, designation as class representative, declaratory relief, injunctive relief, damages (including wages for regular or overtime hours allegedly worked but not paid, premium payments for missed meal or rest period, and unreimbursed expenses), all applicable penalties associated with each claim, pre-judgment interest, and attorneys’ fees and costs. Chhina served VITAS CA with the lawsuit, Jiwan Chhina v. VITAS Health Services of California, Inc., a California corporation; VITAS Healthcare Corporation of California, a Delaware corporation; VITAS Healthcare Corporation of California, a Delaware corporation dba VITAS Healthcare Inc.; and DOES 1 to 100, inclusive; San Diego Superior Court Case Number 37-2015-00033978-CU-OE-CTL on November 3, 2016 (“Jiwann Chhina case”). On December 1, 2016, VITAS CA filed its Answer and served written discovery on Chhina.

On May 19, 2017, Chere Phillips (a Home Health Aide in Sacramento) and Lady Moore (a former Social Worker in Sacramento) filed a lawsuit against VITAS CA in Sacramento County Superior Court, alleging claims for (1) failure to pay all wages due; (2) failure to authorize and permit rest periods; (3) failure to provide off-duty meal periods; (4) failure to furnish accurate wage statements; (5) unreimbursed business expenses; (6) waiting time penalties; (7) violations of unfair competition law; and (8) violation of the Private Attorneys General Act. The case is captioned: Chere Phillips and Lady Moore v. VITAS Healthcare Corporation of California, Sacramento County Superior Court, Case No. 34-2017-0021-2755. Plaintiffs sought to pursue these claims in the form of a state-wide class action of current and former non-exempt employees employed with VITAS CA in California within the four years preceding the filing of the lawsuit. Plaintiffs served VITAS with the lawsuit on June 5, 2017. VITAS CA timely answered the Complaint generally denying the Plaintiffs’ allegations. The Court has stayed all class discovery in this case pending resolution of the Jordan Seper and Jiwann Chhina cases.

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

The Seper and Chhina cases were consolidated in Los Angeles County Superior Court; Chhina was dismissed as a separate action and joined with Seper in the filing of amended complaint on August 28, 2018, in which both Chhina and Seper were identified as named plaintiffs. The parties engaged in a mediation process beginning in October 2018 and concluded with an agreement in March 2019. The agreement has been incorporated into a long-form agreement to be presented to the court for preliminary approval, notice to class members, and eventual final approval and payment. The settlement amount, subject to court approval is $5.75 million plus employment taxes. The definition of the class to participate in the settlement is intended to cover claims raised in the consolidated Seper/Chhina matter, claims raised in Phillips and Moore, as well as any class claims in Williams.

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

The Company is not able to reasonably estimate the probability of loss or range of loss for any of these lawsuits at this time, with the exception of Seper/Chhina, Phillips and Moore and the class claims in Williams.

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

12.    Concentration of Risk

During the quarter VITAS had pharmacy services agreements with one service provider to provide specified pharmacy services for VITAS and its hospice patients. VITAS made purchases from this provider of $7.0 and $8.5 million for the three months ended June 30, 2019 and 2018, respectively. VITAS made purchases from this provider of $14.3 and $16.8 million for the first six months ended June 30, 2019 and 2018, respectively. Purchases from this provider represent more than 90% of all pharmacy services used by VITAS during each period presented.

13.    Cash Overdrafts and Cash Equivalents

There are $15.5 million in cash overdrafts payable included in accounts payable at June 30, 2019 (December 31, 2018 - $13.8 million).

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

The following shows the carrying value, fair value and the hierarchy for our financial instruments as of

June 30, 2019 (in thousands):

		Fair Value Measure
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Mutual fund investments of deferred
compensation plans held in trust	$70,460	$70,460	$-	$-
Total debt	85,000	-	85,000	-

The following shows the carrying value, fair value and the hierarchy for our financial instruments as of December 31, 2018 (in thousands):

		Fair Value Measure
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Mutual fund investments of deferred
compensation plans held in trust	$65,624	$65,624	$-	$-
Total debt	89,200	-	89,200	-

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

15.    Capital Stock Repurchase Plan Transactions

We repurchased the following capital stock for the three and six months ended June 30, 2019 and 2018:

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018

Total cost of repurchased shares (in thousands)	$22,676	$3,179	$71,926	$84,304
Shares repurchased	69,009	10,000	219,009	310,000
Weighted average price per share	$328.59	$317.86	$328.41	$271.95

In February 2019, the Board of Directors authorized an additional $150.0 million for stock repurchase under Chemed’s existing share repurchase program. We currently have $124.7 million of authorization remaining under this share repurchase plan.

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

In June 2016, FASB issued Accounting Standards Update “ASU No. 2016-13 - Measurement of Credit Losses on Financial Instruments”. The ASU requires the use of the current expected credit loss model to measure impairments of financial assets. The ASU is effective for the Company for fiscal years beginning after December 15, 2019. Management is currently evaluating the impact of this ASU on the Company’ financial statements.

17.    Acquisitions

During the first six months of 2019, we did not complete any business combinations within our Roto-Rooter or VITAS segment.

During 2018, we completed four business combinations of former franchisees within the Roto-Rooter segment for $42.2 million in cash to increase our market penetration. The VITAS segment completed one business combination in Florida for $11.0 million to increase our market penetration.

Shown below is movement in Goodwill (in thousands):

	VITAS	Roto-Rooter	Total
Balance at December 31, 2018	$333,331	$177,239	$510,570
Foreign currency adjustments	-	57	57
Balance at June 30, 2019	$333,331	$177,296	$510,627

18.    Assets Held for Sale

In the second quarter of 2019, we entered into an agreement to trade-in certain transportation equipment to offset replacement equipment expected to be delivered in 2020. The net book value of the transportation equipment has been reduced to the expected trade in value of $15.8 million resulting in a $2.3 million impairment charge in the second quarter of 2019.

19.    Subsequent Events

On July 1, 2019, we completed the acquisition of a Roto-Rooter franchise and the related assets in Oakland, CA for $18.0 million in cash. A substantial portion of the aggregate purchase price will be allocated to goodwill, reacquired franchise rights and other intangibles. The accounting for this acquisition has not yet been finalized.

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

The following is a summary of the key operating results (in thousands except per share amounts):

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Service revenues and sales	$473,584	$441,813	$935,618	$880,989
Net income	$50,729	$54,971	$95,396	$99,967
Diluted EPS	$3.08	$3.27	$5.79	$5.93
Adjusted net income	$55,215	$47,158	$103,390	$93,009
Adjusted diluted EPS	$3.36	$2.81	$6.27	$5.52
Adjusted EBITDA	$85,089	$73,682	$159,888	$146,449
Adjusted EBITDA as a % of revenue	18.0%	16.7%	17.1%	16.6%

Adjusted net income, adjusted diluted EPS, earnings before interest, taxes and depreciation and amortization (“EBITDA”), Adjusted EBITDA and Adjusted EBITDA as a percent of revenue are not measures derived in accordance with US GAAP. We provide non-GAAP measures to help readers evaluate our operating results and to compare our operating performance with that of similar companies that have different capital structures. Our non-GAAP measures should not be considered in isolation or as a substitute for comparable measures presented in accordance with GAAP. A reconciliation of our non-GAAP measures is presented on pages 37-39.

For the three months ended June 30, 2019, the increase in consolidated service revenues and sales was driven by a 10.9% increase at Roto-Rooter and a 5.4% increase at VITAS. The increase in service revenues at Roto-Rooter was driven by an increase in all service lines. The increase in service revenues at VITAS is comprised primarily of a 0.5% geographically weighted average Medicare reimbursement rate increase, a 5.9% increase in days of care, offset by $3.2 million in Medicare cap revenue reduction. See page 40 for additional VITAS operating metrics.

For the six months ended June 30, 2019, the increase in consolidated service revenues and sales was driven by an 8.2% increase at Roto-Rooter and a 5.2% increase at VITAS. The increase in service revenues at Roto-Rooter was driven by an increase in all major service lines. The increase in service revenues at VITAS is comprised primarily of a 0.5% geographically weighted average Medicare reimbursement rate increase, a 6.2% increase in days of care, offset by $6.6 million in Medicare cap revenue reduction. The first six months of 2018 included a reversal of prior Medicare cap expense of $1.3 million. See page 40 for additional VITAS operating metrics.

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

Financial Condition

Liquidity and Capital Resources

Material changes in the balance sheet accounts from December 31, 2018 to June 30, 2019 include the following:

•A $16.6 million increase in accounts receivable due to timing of receipts.

•A $90.8 million increase in lease right of use assets due to the adoption of ASC 842.

•A $15.8 million increase in assets held for sale as a result of an agreement to trade-in certain transportation equipment to offset replacement equipment expected to be delivered in 2020.

•A $13.2 decrease in accrued compensation due to the payments of cash bonuses in 2019 accrued in 2018.

•A $6.6 million increase in accrued legal primarily due to a $6.0 million litigation settlement at VITAS.

•A $31.6 million and $70.0 million increase in short-term and long-term lease liability, respectively, due to the adoption of ASC 842.

•A $101.8 million increase in treasury stock due mainly to stock repurchases.

Net cash provided by operating activities decreased $12.1 million from June 30, 2018 to June 30, 2019. Significant changes in our accounts receivable balances are typically driven by the timing of payments received from the Federal government at our VITAS subsidiary. We typically receive a payment in excess of $40.0 million from the Federal government from hospice services every other Friday. The timing of period end will have a significant impact on the accounts receivable at VITAS. These changes generally normalize over a two year period, as cash flow variations in one year are offset in the following year.

Management continually evaluates cash utilization alternatives, including share repurchase, debt repurchase, acquisitions and increased dividends to determine the most beneficial use of available capital resources.

On June 20, 2018, we replaced our existing credit agreement with the Fourth Amended and Restated Credit Agreement (“2018 Credit Agreement”). Terms of the 2018 Credit Agreement consist of a five year, $450 million revolving credit facility and a $150 million expansion feature, which may consist of term loans or additional revolving commitments. The revolving credit facility has a five year maturity with principal payments due at maturity.  The interest rate at the inception of the agreement is LIBOR plus 100 basis points. The 2018 Credit Agreement has a floating interest rate that is generally LIBOR plus a tiered additional rate which varies based on our current leverage ratio.

We have issued $38.0 million in standby letters of credit as of June 30, 2019, mainly for insurance purposes. Issued letters of credit reduce our available credit under the revolving credit agreement. As of June 30, 2019, we have approximately $327.0 million of unused lines of credit available and eligible to be drawn down under our revolving credit facility. Management believes its liquidity and sources of capital are satisfactory for the Company’s needs in the foreseeable future.

Commitments and Contingencies

Collectively, the terms of our credit agreements require us to meet various financial covenants, to be tested quarterly. We are in compliance with all financial and other debt covenants as of June 30, 2019 and anticipate remaining in compliance throughout the foreseeable future.

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

Jordan Seper (“Seper”), a Registered Nurse at VITAS’ Inland Empire program from May 12, 2014 to March 21, 2015, filed a lawsuit in San Francisco Superior Court on September 26, 2016. She alleged VITAS Healthcare Corp of CA (“VITAS CA”) (1) failed to provide minimum wage for all hours worked; (2) failed to provide overtime for all hours worked; (3) failed to provide a second meal period; (4) failed to provide rest breaks; (5) failed to indemnify for necessary expenditures; (6) failed to timely pay wages due at time of separation; and (7) engaged in unfair business practices. Seper sought a state-wide class action of current and former non-exempt employees employed with VITAS in California within the four years preceding the filing of the lawsuit. She sought court determination that this action may be maintained as a class action for the entire California class and subclasses, designation as class representative, declaratory relief, injunctive relief, damages (including wages for regular or overtime hours allegedly worked but not paid, premium payments for missed meal or rest periods, and unreimbursed expenses), all applicable penalties associated with each claim, pre and post-judgment interest, and attorneys’ fees and costs. Seper served VITAS CA with the lawsuit, Jordan A. Seper on behalf of herself and others similarly situated v. VITAS Healthcare Corporation of California, a Delaware corporation; VITAS Healthcare Corp of CA, a business entity unknown; and DOES 1 to 100, inclusive; Los Angeles Superior Court Case Number BC 642857 on October 13, 2016 (“Jordan Seper case”).

The Los Angeles Superior Court Complex Division accepted transfer of the case on December 6, 2016 and stayed the case. On December 16, 2016, VITAS CA filed its Answer and served written discovery on Seper.

Jiwann Chhina (“Chhina”), hired by VITAS as a Home Health Aide on February 5, 2002, is currently a Licensed Vocational Nurse for VITAS’ San Diego program. On September 27, 2016, Chhina filed a lawsuit in San Diego Superior Court, alleging (1) failure to pay minimum wage for all hours worked; (2) failure to provide overtime for all hours worked; (3) failure to pay wages for all hours at the regular rate; (4) failure to provide meal periods; (5) failure to provide rest breaks; (6) failure to provide complete and accurate wage statements; (7) failure to pay for all reimbursement expenses; (8) unfair business practices; and (9) violation of the California Private Attorneys General Act. Chhina sought to pursue these claims in the form of a state-wide class action of current and former non-exempt employees employed with VITAS in California within the four years preceding the filing of the lawsuit. He sought court determination that this action may be maintained as a class action for the entire California class and subclasses, designation as class representative, declaratory relief, injunctive relief, damages (including wages for regular or overtime hours allegedly worked but not paid, premium payments for missed meal or rest period, and unreimbursed expenses), all applicable penalties associated with each claim, pre-judgment interest, and attorneys’ fees and costs. Chhina served VITAS CA with the lawsuit, Jiwan Chhina v. VITAS Health Services of California, Inc., a California corporation; VITAS Healthcare Corporation of California, a Delaware corporation; VITAS Healthcare Corporation of California, a Delaware corporation dba VITAS Healthcare Inc.; and DOES 1 to 100, inclusive; San Diego Superior Court Case Number 37-2015-00033978-CU-OE-CTL on November 3, 2016 (“Jiwann Chhina case”). On December 1, 2016, VITAS CA filed its Answer and served written discovery on Chhina.

On May 19, 2017, Chere Phillips (a Home Health Aide in Sacramento) and Lady Moore (a former Social Worker in Sacramento) filed a lawsuit against VITAS CA in Sacramento County Superior Court, alleging claims for (1) failure to pay all wages due; (2) failure to authorize and permit rest periods; (3) failure to provide off-duty meal periods; (4) failure to furnish accurate wage statements; (5) unreimbursed business expenses; (6) waiting time penalties; (7) violations of unfair competition law; and (8) violation of the Private Attorneys General Act. The case is captioned: Chere Phillips and Lady Moore v. VITAS Healthcare Corporation of California, Sacramento County Superior Court, Case No. 34-2017-0021-2755. Plaintiffs sought to pursue these claims in the form of a state-wide class action of current and former non-exempt employees employed with VITAS CA in California within the four years preceding the filing of the lawsuit. Plaintiffs served VITAS with the lawsuit on June 5, 2017. VITAS CA timely answered the Complaint generally denying the Plaintiffs’ allegations. The Court has stayed all class discovery in this case pending resolution of the Jordan Seper and Jiwann Chhina cases.

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

The Seper and Chhina cases were consolidated in Los Angeles County Superior Court; Chhina was dismissed as a separate action and joined with Seper in the filing of amended complaint on August 28, 2018, in which both Chhina and Seper were identified as named plaintiffs. The parties engaged in a mediation process beginning in October 2018 and concluded with an agreement in March 2019. The agreement has been incorporated into a long-form agreement to be presented to the court for preliminary approval, notice to class members, and eventual final approval and payment. The settlement amount, subject to court approval is $5.75 million plus employment taxes. The definition of the class to participate in the settlement is intended to cover claims raised in the consolidated Seper/Chhina matter, claims raised in Phillips and Moore, as well as any class claims in Williams.

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

Results of Operations

Three months ended June 30, 2019 versus 2018 - Consolidated Results

Our service revenues and sales for the second quarter of 2019 increased 7.2% versus services and sales revenues for the second quarter of 2018. Of this increase, a $16.0 million increase was attributable to VITAS and $15.8 million increase was attributable to Roto-Rooter. The following chart shows the components of revenue by operating segment (in thousands):

	Three months ended June 30,
	2019	2018
VITAS
Routine homecare	$266,461	$250,381
Continuous care	30,786	30,513
General inpatient	22,894	20,077
Other	2,237	1,998
Medicare cap adjustment	(3,198)	(536)
Room and board - net	(2,710)	(2,675)
Implicit price concessions	(3,720)	(2,959)
Roto-Rooter
Drain cleaning - short term core	45,558	41,959
Plumbing - short term core	33,837	30,538
Subtotal	79,395	72,497
Excavation - short term core	35,172	32,014
Water restoration	28,239	24,765
Contractor operations	14,580	12,366
Outside franchisee fees	1,623	1,574
Other - short term core	576	575
Other	2,974	2,835
Implicit price concessions	(1,725)	(1,612)
Total	$473,584	$441,813

Days of care at VITAS during the quarter ended June 30 were as follows:

	Days of Care		Increase/(Decrease)
	2019	2018	Percent

Routine homecare	1,621,837	1,534,162	5.7
Continuous care	41,804	42,488	(1.6)
General inpatient	36,332	28,971	25.4
Total days of care	1,699,973	1,605,621	5.9

The remaining increase in VITAS’ revenues for the second quarter of 2019 versus the second quarter of 2018 was primarily comprised of a geographically weighted average Medicare reimbursement rate increase of approximately 0.5% offset by $3.2 million in Medicare cap revenue reductions compared to a Medicare cap revenue reduction of $536,000 in 2018. Over 90% of VITAS’ service revenues for the period were from Medicare and Medicaid.

The increase in plumbing revenues for the second quarter of 2019 versus 2018 is attributable to a 6.6% increase in price and service mix shift and a 4.2% increase in job count. The increase in excavation revenues for the second quarter of 2019 versus 2018 is attributable to a 5.5% increase in price and service mix shift and a 4.4% increase in job count. Drain cleaning revenues for the second quarter of 2019 versus 2018 reflect a 6.3% increase in price and service mix shift and a 2.3% increase in job count. Water restoration revenue for the second quarter of 2019 versus 2018 is attributable to a 7.1% increase in price and service mix shift and a 6.9% increase in job count. Contractor operations increased 17.9% mainly due to their expansion into water restoration.

The consolidated gross margin was 31.7% in the second quarter of 2019 as compared with 30.8% in the second quarter of 2018. On a segment basis, VITAS’ gross margin was 22.9% in the second quarter of 2019 as compared with 21.5%, in the second quarter of 2018 primarily due to improved labor management and reduced ancillary costs. The Roto-Rooter segment’s gross margin was 48.7% for the second quarter of 2019 compared with 49.9% in the second quarter of 2018 primarily due to higher labor costs and medical insurance claims in the second quarter of 2019.

Selling, general and administrative expenses (“SG&A”) comprise (in thousands):

	Three months ended June 30,
	2019	2018
SG&A expenses before long-term incentive compensation and the impact of
market value adjustments related to deferred compensation trusts	$70,300	$66,296
Impact of market value adjustments related to assets held in deferred
compensation trusts	1,386	1,222
Long-term incentive compensation	(130)	779
Total SG&A expenses	$71,556	$68,297

Other operating expenses increased $2.7 million from the second quarter of 2018 primarily as a result of a $2.3 million impairment of transportation equipment held for sale recorded in the second quarter of 2019.

Other income - net comprise (in thousands):

	Three months ended June 30,
	2019	2018
Market value adjustment on assets held in
deferred compensation trusts	$(130)	$779
Interest income	112	259
Other	31	-
Total other income - net	$13	$1,038

Our effective tax rate reconciliation is as follows:

	Three months ended June 30,
	2019	2018

Income tax provision calculated at the statutory federal rate	$13,504	$12,108
Stock compensation tax benefits	(2,867)	(10,448)
State and local income taxes	1,868	186
Other--net	1,070	838
Income tax provision	$13,575	$2,684
Effective tax rate	21.1%	4.7%

Net income for both periods included the following after-tax items/adjustments that (reduced) or increased after-tax earnings (in thousands):

	Three months ended June 30,
	2019	2018
VITAS
Litigation settlement	$-	$152
Medicare cap sequestration adjustment	(1,253)	(138)
Non cash ASC 842 benefit	(1)	-
Roto-Rooter
Amortization of acquired and cancelled franchise agreements	(244)	-
Acquisition expenses	(71)	-
Corporate
Excess tax benefits on stock compensation	3,212	11,702
Stock option expense	(3,197)	(2,900)
Impairment loss on transportation equipment	(1,733)	-
Long-term incentive compensation	(1,199)	(1,003)
Total	$(4,486)	$7,813

Three months ended June 30, 2019 versus 2018 - Segment Results

Net income/(loss) for the second quarter of 2019 versus the second quarter of 2018 by segment (in thousands):

	Three months ended June 30,
	2019	2018
VITAS	$37,339	$31,785
Roto-Rooter	27,175	25,298
Corporate	(13,785)	(2,112)
	$50,729	$54,971

VITAS’ after-tax earnings were positively impacted in 2019 compared to 2018 due to higher revenue and improved labor management and ancillary costs. After-tax earnings as a percent of revenue at VITAS in the second quarter of 2019 was 11.9% as compared to 10.7% in the second quarter of 2018.

Roto-Rooter’s net income was positively impacted in 2019 compared to 2018 primarily by higher revenue. After-tax earnings as a percent of revenue at Roto-Rooter in the second quarter of 2019 was 16.9% as compared to 17.4% in the second quarter of 2018.

After-tax Corporate expenses for 2019 increased 552.7% when compared to 2018 due mainly to a $8.5 million decrease in the excess tax benefits on stock compensation and a $2.3 million ($1.7 million after-tax) impairment of transportation equipment held for sale.

Results of Operations

Six months ended June 30, 2019 versus 2018 - Consolidated Results

Our service revenues and sales for the first six months of 2019 increased 6.2% versus services and sales revenues for the first six months of 2018. Of this increase, a $30.7 million increase was attributable to VITAS and $23.9 million increase was attributable to Roto-Rooter. The following chart shows the components of revenue by operating segment (in thousands):

	Six months ended June 30,
	2019	2018
VITAS
Routine homecare	$525,312	$491,412
Continuous care	63,030	61,279
General inpatient	45,464	42,186
Other	4,242	3,740
Medicare cap adjustment	(6,598)	1,282
Room and board - net	(5,252)	(5,294)
Implicit price concessions	(6,667)	(5,792)
Roto-Rooter
Drain cleaning - short term core	89,700	83,289
Plumbing - short term core	65,892	61,349
Subtotal	155,592	144,638
Excavation - short term core	69,457	63,335
Water restoration	55,891	52,502
Contractor operations	28,589	24,731
Outside franchisee fees	3,245	3,165
Other - short term core	1,153	1,199
Other	5,981	6,155
Implicit price concessions	(3,821)	(3,549)
Total	$935,618	$880,989

Days of care at VITAS during the six months ended June 30 were as follows:

	Days of Care		Increase/(Decrease)
	2019	2018	Percent

Routine homecare	3,193,505	3,008,130	6.2
Continuous care	85,727	85,685	0.0
General inpatient	71,783	60,641	18.4
Total days of care	3,351,015	3,154,456	6.2

The remaining increase in VITAS’ revenues for the first six months of 2019 versus the first six months of 2018 was primarily comprised of a geographically weighted average Medicare reimbursement rate increase of approximately 0.5% offset by $6.6 million in Medicare cap revenue reductions compared to Medicare cap reversal of $1.3 million in 2018. Over 90% of VITAS’ service revenues for the period were from Medicare and Medicaid.

The increase in plumbing revenues for the first six months of 2019 versus 2018 is attributable to a 6.0% increase in price and service mix shift and by a 1.4% increase in job count. The increase in excavation revenues for the first six months of 2019 versus 2018 is attributable to a 11.0% increase in price and service mix shift offset by a 1.3% decrease in job count. Drain cleaning revenues for the first six months of 2019 versus 2018 reflect a 5.6% increase in price and service mix shift and a 2.1% increase in job count. The increase in water restoration revenue for the first six months of 2019 versus 2018 is attributable to a 3.2% increase in price and service mix shift and a 3.3% increase in job count. Contractor operations increased 15.6% mainly due to their expansion into water restoration.

The consolidated gross margin was 31.0% in the first six months of 2019 as compared with 30.7% in the first six months of 2018 primarily. On a segment basis, VITAS’ gross margin was 22.4% in the first six months of 2019 as compared with 21.8%, in the first six months of 2018 primarily due to improved labor management and ancillary costs. The Roto-Rooter segment’s gross margin was 47.9% for the first six months of 2019 compared with 48.7% in the first six months of 2018 primarily due to higher labor costs.

Selling, general and administrative expenses (“SG&A”) comprise (in thousands):

	Six months ended June 30,
	2019	2018
SG&A expenses before long-term incentive compensation and the impact of
market value adjustments related to deferred compensation trusts	$140,504	$132,517
Long-term incentive compensation	2,874	3,142
Impact of market value adjustments related to assets held in deferred
compensation trusts	2,207	1,638
Total SG&A expenses	$145,585	$137,297

Other operating expenses increased $9.1 million from the first six months of 2018 primarily as a result of a $6.0 million litigation settlement at VITAS and a $2.3 million impairment of transportation equipment held for sale recorded in the first six months of 2019.

Other income - net comprise (in thousands):

	Six months ended June 30,
	2019	2018
Market value adjustment on assets held in
deferred compensation trusts	$2,207	$1,638
Interest income	214	417
Other	31	1
Total other income - net	$2,452	$2,056

Our effective tax rate reconciliation is as follows:

	Six months ended June 30,
	2019	2018

Income tax provision calculated at the statutory federal rate	$24,169	$23,911
Stock compensation tax benefits	(8,876)	(13,839)
State and local income taxes	3,470	2,790
Other--net	932	1,034
Income tax provision	$19,695	$13,896
Effective tax rate	17.1%	12.2%

Net income for both periods included the following after-tax items/adjustments that (reduced) or increased after-tax earnings (in thousands):

	Six Months Ended June 30,
	2019	2018
VITAS
Litigation settlement	$(4,476)	$152
Medicare cap sequestration adjustment	(1,640)	(401)
Acquisition expenses	(490)	-
Roto-Rooter
Amortization of acquired and cancelled franchise agreements	(568)	-
Acquisition expenses	(71)	-
Expenses related to litigation settlements	(40)	-
Corporate
Excess tax benefits on stock compensation	9,944	15,500
Stock option expense	(6,524)	(5,791)
Long-term incentive compensation	(2,429)	(2,502)
Impairment loss on transportation equipment	(1,733)	-
Non cash ASC 842 benefit	124	-
Acquisition expenses	(91)	-
Total	$(7,994)	$6,958

Six months ended June 30, 2019 versus 2018 - Segment Results

Net income/(loss) for the first six months of 2019 versus the first six months of 2018 by segment (in thousands):

	Six months ended June 30,
	2019	2018
VITAS	$66,626	$63,800
Roto-Rooter	50,162	48,236
Corporate	(21,392)	(12,069)
	$95,396	$99,967

VITAS’ after-tax earnings were positively impacted in 2019 compared to 2018 due to higher revenue offset by the impact of a litigation settlement of approximately $6.0 million ($4.5 million after-tax). After-tax earnings as a percent of revenue at VITAS in the first six months of 2019 and 2018 was 10.8%.

Roto-Rooter’s net income was positively impacted in 2019 compared to 2018 primarily by higher revenue. After-tax earnings as a percent of revenue at Roto-Rooter in the first six months of 2019 was 15.9% as compared to 16.5% in the first six months of 2018.

After-tax Corporate expenses for 2019 decreased 77.2% when compared to 2018 due mainly to a $5.6 million decrease in the excess tax benefits on stock compensation and a $2.3 million ($1.7 million after-tax) impairment of transportation equipment held for sale.

CHEMED CORPORATION AND SUBSIDIARY COMPANIES
CONSOLIDATING STATEMENTS OF INCOME
FOR THE THREE MONTHS ENDED JUNE 30, 2019
(in thousands)(unaudited)

				Chemed
	VITAS	Roto-Rooter	Corporate	Consolidated
2019 (a)
Service revenues and sales	$312,750	$160,834	$-	$473,584
Cost of services provided and goods sold	241,104	82,533	-	323,637
Selling, general and administrative expenses	21,682	39,377	10,497	71,556
Depreciation	4,831	5,017	39	9,887
Amortization	18	388	-	406
Other operating expense	69	235	2,266	2,570
Total costs and expenses	267,704	127,550	12,802	408,056
Income/(loss) from operations	45,046	33,284	(12,802)	65,528
Interest expense	(53)	(100)	(1,084)	(1,237)
Intercompany interest income/(expense)	4,382	2,180	(6,562)	-
Other income—net	101	42	(130)	13
Income/(expense) before income taxes	49,476	35,406	(20,578)	64,304
Income taxes	(12,137)	(8,231)	6,793	(13,575)
Net income/(loss)	$37,339	$27,175	$(13,785)	$50,729

(a) The following amounts are included in net income (in thousands):
				Chemed
	VITAS	Roto-Rooter	Corporate	Consolidated
Pretax benefit/(cost):
Stock option expense	$-	$-	$(3,929)	$(3,929)
Impairment loss on transportation equipment	-	-	(2,266)	(2,266)
Medicare cap sequestration	(1,689)	-	-	(1,689)
Long-term incentive compensation	-	-	(1,386)	(1,386)
Amortization of acquired and cancelled franchise agreements	-	(331)	-	(331)
Acquisition expenses	-	(97)	-	(97)
Total	$(1,689)	$(428)	$(7,581)	$(9,698)

				Chemed
	VITAS	Roto-Rooter	Corporate	Consolidated
After-tax benefit/(cost):
Stock option expense	$-	$-	$(3,197)	$(3,197)
Impairment loss on transportation equipment	-	-	(1,733)	(1,733)
Medicare cap sequestration	(1,253)	$-	-	(1,253)
Long-term incentive compensation	-	-	(1,199)	(1,199)
Amortization of acquired and cancelled franchise agreements	-	(244)	-	(244)
Acquisition expenses	-	(71)	-	(71)
Non cash ASC 842 expenses	(1)	-	-	(1)
Excess tax benefits on stock compensation	-	-	3,212	3,212
Total	$(1,254)	$(315)	$(2,917)	$(4,486)

CHEMED CORPORATION AND SUBSIDIARY COMPANIES
CONSOLIDATING STATEMENTS OF INCOME
FOR THE THREE MONTHS ENDED JUNE 30, 2018
(in thousands)(unaudited)

				Chemed
	VITAS	Roto-Rooter	Corporate	Consolidated
2018 (a)
Service revenues and sales	$296,799	$145,014	$-	$441,813
Cost of services provided and goods sold	233,073	72,668	-	305,741
Selling, general and administrative expenses	20,702	35,909	11,686	68,297
Depreciation	5,050	4,628	40	9,718
Amortization	-	34	-	34
Other operating expenses	(67)	(51)	-	(118)
Total costs and expenses	258,758	113,188	11,726	383,672
Income/(loss) from operations	38,041	31,826	(11,726)	58,141
Interest expense	(53)	(92)	(1,379)	(1,524)
Intercompany interest income/(expense)	3,124	1,739	(4,863)	-
Other income—net	238	21	779	1,038
Income/(expense) before income taxes	41,350	33,494	(17,189)	57,655
Income taxes	(9,565)	(8,196)	15,077	(2,684)
Net income/(loss)	$31,785	$25,298	$(2,112)	$54,971

(a) The following amounts are included in net income (in thousands):
				Chemed
	VITAS	Roto-Rooter	Corporate	Consolidated
Pretax benefit/(cost):
Stock option expense	$-	$-	$(3,652)	$(3,652)
Long-term incentive compensation	-	-	(1,222)	(1,222)
Litigation settlement	204	-	-	204
Medicare cap sequestration adjustment	(185)	-	-	(185)
Total	$19	$-	$(4,874)	$(4,855)

				Chemed
	VITAS	Roto-Rooter	Corporate	Consolidated
After-tax benefit/(cost):
Stock option expense	$-	$-	$(2,900)	$(2,900)
Long-term incentive compensation	-	-	(1,003)	(1,003)
Litigation settlement	152	-	-	152
Medicare cap sequestration adjustment	(138)	-	-	(138)
Excess tax benefits on stock compensation	-	-	11,702	11,702
Total	$14	$-	$7,799	$7,813

CHEMED CORPORATION AND SUBSIDIARY COMPANIES
CONSOLIDATING STATEMENTS OF INCOME
FOR THE SIX MONTHS ENDED JUNE 30, 2019
(in thousands)(unaudited)

				Chemed
	VITAS	Roto-Rooter	Corporate	Consolidated
2019 (a)
Service revenues and sales	$619,531	$316,087	$-	$935,618
Cost of services provided and goods sold	480,847	164,741	-	645,588
Selling, general and administrative expenses	43,218	78,978	23,389	145,585
Depreciation	9,539	9,980	78	19,597
Amortization	35	890	-	925
Other operating expenses	6,423	234	2,266	8,923
Total costs and expenses	540,062	254,823	25,733	820,618
Income/(loss) from operations	79,469	61,264	(25,733)	115,000
Interest expense	(101)	(194)	(2,066)	(2,361)
Intercompany interest income/(expense)	8,777	4,375	(13,152)	-
Other income/(expense)—net	188	56	2,208	2,452
Income/(expense) before income taxes	88,333	65,501	(38,743)	115,091
Income taxes	(21,707)	(15,339)	17,351	(19,695)
Net income/(loss)	$66,626	$50,162	$(21,392)	$95,396

(a) The following amounts are included in net income (in thousands):
				Chemed
	VITAS	Roto-Rooter	Corporate	Consolidated
Pretax benefit/(cost):
Stock option expense	$-	$-	$(8,018)	$(8,018)
Litigation settlement	(6,000)	-	-	(6,000)
Long-term incentive compensation	-	-	(2,874)	(2,874)
Impairment loss on transportation equipment	-	-	(2,266)	(2,266)
Medicare cap sequestration adjustment	(2,204)	-	-	(2,204)
Amortization of acquired and cancelled franchise agreements	-	(772)	-	(772)
Non cash ASC 842 (expenses)/benefit	(656)	(55)	163	(548)
Acquisition expenses	-	(97)	(120)	(217)
Total	$(8,860)	$(924)	$(13,115)	$(22,899)

				Chemed
	VITAS	Roto-Rooter	Corporate	Consolidated
After-tax benefit/(cost):
Stock option expense	$-	$-	$(6,524)	$(6,524)
Litigation settlement	(4,476)	-	-	(4,476)
Long-term incentive compensation	-	-	(2,429)	(2,429)
Impairment loss on transportation equipment	-	-	(1,733)	(1,733)
Medicare cap sequestration adjustment	(1,640)	-	-	(1,640)
Amortization of acquired and cancelled franchise agreements	-	(568)	-	(568)
Non cash ASC 842 (expenses)/benefit	(490)	(40)	124	(406)
Acquisition expenses	-	(71)	(91)	(162)
Excess tax benefits on stock compensation	-	-	9,944	9,944
Total	$(6,606)	$(679)	$(709)	$(7,994)

CHEMED CORPORATION AND SUBSIDIARY COMPANIES
CONSOLIDATING STATEMENTS OF INCOME
FOR THE SIX MONTHS ENDED JUNE 30, 2018
(in thousands)(unaudited)

				Chemed
	VITAS	Roto-Rooter	Corporate	Consolidated
2018 (a)
Service revenues and sales	$588,813	$292,176	$-	$880,989
Cost of services provided and goods sold	460,329	149,948	-	610,277
Selling, general and administrative expenses	41,213	72,006	24,078	137,297
Depreciation	9,846	9,072	67	18,985
Amortization	-	61	-	61
Other operating expenses	(84)	(85)	-	(169)
Total costs and expenses	511,304	231,002	24,145	766,451
Income/(loss) from operations	77,509	61,174	(24,145)	114,538
Interest expense	(104)	(184)	(2,443)	(2,731)
Intercompany interest income/(expense)	6,218	3,417	(9,635)	-
Other income—net	380	37	1,639	2,056
Income/(expense) before income taxes	84,003	64,444	(34,584)	113,863
Income taxes	(20,203)	(16,208)	22,515	(13,896)
Net income/(loss)	$63,800	$48,236	$(12,069)	$99,967

(a) The following amounts are included in net income (in thousands):
				Chemed
	VITAS	Roto-Rooter	Corporate	Consolidated
Pretax benefit/(cost):
Stock option expense	$-	$-	$(7,305)	$(7,305)
Long-term incentive compensation	-	-	(3,142)	(3,142)
Medicare cap sequestration adjustment	(537)	-	-	(537)
Litigation settlement	204	-	-	204
Total	$(333)	$-	$(10,447)	$(10,780)

				Chemed
	VITAS	Roto-Rooter	Corporate	Consolidated
After-tax benefit/(cost):
Stock option expense	$-	$-	$(5,791)	$(5,791)
Long-term incentive compensation	-	-	(2,502)	(2,502)
Medicare cap sequestration adjustment	(401)	-	-	(401)
Litigation settlement	152	-	-	152
Excess tax benefits on stock compensation	-	-	15,500	15,500
Total	$(249)	$-	$7,207	$6,958

Unaudited Consolidating Summary and Reconciliation of Adjusted EBITDA

Chemed Corporation and Subsidiary Companies
(in thousands)				Chemed
For the three months ended June 30, 2019	VITAS	Roto-Rooter	Corporate	Consolidated

Net income/(loss)	$37,339	$27,175	$(13,785)	$50,729
Add/(deduct):
Interest expense	53	100	1,084	1,237
Income taxes	12,137	8,231	(6,793)	13,575
Depreciation	4,831	5,017	39	9,887
Amortization	18	388	-	406
EBITDA	54,378	40,911	(19,455)	75,834
Add/(deduct):
Intercompany interest expense/(income)	(4,382)	(2,180)	6,562	-
Interest income	(69)	(43)	-	(112)
Stock option expense	-	-	3,929	3,929
Impairment loss on transportation equipment	-	-	2,266	2,266
Medicare cap sequestration adjustment	1,689	-	-	1,689
Long-term incentive compensation	-	-	1,386	1,386
Acquisition expense	-	97	-	97
Adjusted EBITDA	$51,616	$38,785	$(5,312)	$85,089

				Chemed
For the three months ended June 30, 2018	VITAS	Roto-Rooter	Corporate	Consolidated

Net income/(loss)	$31,785	$25,298	$(2,112)	$54,971
Add/(deduct):
Interest expense	53	92	1,379	1,524
Income taxes	9,565	8,196	(15,077)	2,684
Depreciation	5,050	4,628	40	9,718
Amortization	-	34	-	34
EBITDA	46,453	38,248	(15,770)	68,931
Add/(deduct):
Intercompany interest expense/(income)	(3,124)	(1,739)	4,863	-
Interest income	(237)	(22)	-	(259)
Stock option expense	-	-	3,652	3,652
Long-term incentive compensation	-	-	1,222	1,222
Litigation settlement	(204)	-	-	(204)
Medicare cap sequestration adjustment	185	-	-	185
Amortization of stock awards	37	35	83	155
Adjusted EBITDA	$43,110	$36,522	$(5,950)	$73,682

Unaudited Consolidating Summary and Reconciliation of Adjusted EBITDA

Chemed Corporation and Subsidiary Companies
(in thousands)				Chemed
For the six months ended June 30, 2019	VITAS	Roto-Rooter	Corporate	Consolidated

Net income/(loss)	$66,626	$50,162	$(21,392)	$95,396
Add/(deduct):
Interest expense	101	194	2,066	2,361
Income taxes	21,707	15,339	(17,351)	19,695
Depreciation	9,539	9,980	78	19,597
Amortization	35	890	-	925
EBITDA	98,008	76,565	(36,599)	137,974
Add/(deduct):
Intercompany interest expense/(income)	(8,777)	(4,375)	13,152	-
Interest income	(157)	(56)	-	(213)
Stock option expense	-	-	8,018	8,018
Litigation settlement	6,000	-	-	6,000
Long-term incentive compensation	-	-	2,874	2,874
Impairment loss on transportation equipment	-	-	2,266	2,266
Medicare cap sequestration adjustment	2,204	-	-	2,204
Non cash ASC 842 expenses/(benefit)	656	55	(163)	548
Acquisition expenses	-	97	120	217
Adjusted EBITDA	$97,934	$72,286	$(10,332)	$159,888

				Chemed
For the six months ended June 30, 2018	VITAS	Roto-Rooter	Corporate	Consolidated

Net income/(loss)	$63,800	$48,236	$(12,069)	$99,967
Add/(deduct):
Interest expense	104	184	2,443	2,731
Income taxes	20,203	16,208	(22,515)	13,896
Depreciation	9,846	9,072	67	18,985
Amortization	-	61	-	61
EBITDA	93,953	73,761	(32,074)	135,640
Add/(deduct):
Intercompany interest expense/(income)	(6,218)	(3,417)	9,635	-
Interest income	(380)	(37)	-	(417)
Stock option expense	-	-	7,305	7,305
Long-term incentive compensation	-	-	3,142	3,142
Medicare cap sequestration adjustment	537	-	-	537
Stock award amortization	107	100	239	446
Litigation settlement	(204)	-	-	(204)
Adjusted EBITDA	$87,795	$70,407	$(11,753)	$146,449

RECONCILIATION OF ADJUSTED NET INCOME
(in thousands, except per share data)(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net income as reported	$50,729	$54,971	$95,396	$99,967

Add/(deduct) pre-tax cost of:
Stock option expense	3,929	3,652	8,018	7,305
Litigation settlement	-	(204)	6,000	(204)
Long-term incentive compensation	1,386	1,222	2,874	3,142
Impairment loss on transportation equipment	2,266	-	2,266	-
Medicare cap sequestration adjustment	1,689	185	2,204	537
Amortization of acquired and cancelled franchise agreements	331	-	772	-
Non cash ASC 842 expenses	-	-	548	-
Acquisition expenses	97	-	217	-
Add/(deduct) tax impacts:
Tax impact of the above pre-tax adjustments (1)	(2,000)	(966)	(4,961)	(2,238)
Excess tax benefits on stock compensation	(3,212)	(11,702)	(9,944)	(15,500)
Adjusted net income	$55,215	$47,158	$103,390	$93,009

Diluted Earnings Per Share As Reported
Net income	$3.08	$3.27	$5.79	$5.93
Average number of shares outstanding	16,449	16,811	16,489	16,854

Adjusted Diluted Earnings Per Share
Adjusted net income	$3.36	$2.81	$6.27	$5.52
Adjusted average number of shares outstanding	16,449	16,811	16,489	16,854

(1) The tax impact of pre-tax adjustments was calculated using the effective tax rate of the operating unit for which each adjustment is associated.

CHEMED CORPORATION AND SUBSIDIARY COMPANIES
OPERATING STATISTICS FOR VITAS SEGMENT
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
OPERATING STATISTICS	2019	2018	2019	2018
Net revenue ($000)
Homecare	$266,461	$250,381	$525,312	$491,412
Inpatient	22,894	20,077	45,464	42,186
Continuous care	30,786	30,513	63,030	61,279
Other	2,237	1,998	4,242	3,740
Subtotal	$322,378	$302,969	$638,048	$598,617
Room and board, net	(2,710)	(2,675)	(5,252)	(5,294)
Contractual allowances	(3,720)	(2,959)	(6,667)	(5,792)
Medicare cap allowance	(3,198)	(536)	(6,598)	1,282
Total	$312,750	$296,799	$619,531	$588,813
Net revenue as a percent of total before Medicare cap allowances
Homecare	82.7%	82.6%	82.3%	82.1%
Inpatient	7.1	6.6	7.1	7.0
Continuous care	9.5	10.1	9.9	10.2
Other	0.7	0.7	0.7	0.7
Subtotal	100.0	100.0	100.0	100.0
Room and board, net	(0.8)	(0.9)	(0.8)	(0.9)
Contractual allowances	(1.2)	(1.0)	(1.0)	(1.0)
Medicare cap allowance	(1.0)	(0.1)	(1.0)	0.3
Total	97.0%	98.0%	97.2%	98.4%
Average daily census (days)
Homecare	14,482	13,583	14,364	13,375
Nursing home	3,382	3,275	3,318	3,245
Routine homecare	17,864	16,858	17,682	16,620
Inpatient	358	318	359	335
Continuous care	459	467	474	473
Total	18,681	17,643	18,515	17,428
Total Admissions	17,491	16,658	35,249	35,137
Total Discharges	17,008	16,474	34,350	34,054
Average length of stay (days)	91.1	89.0	91.2	88.4
Median length of stay (days)	16.0	17.0	15.0	16.0
ADC by major diagnosis
Cerebro	35.7%	36.2%	35.8%	36.4%
Neurological	20.4	18.6	20.2	18.6
Cancer	12.7	13.9	12.7	13.9
Cardio	17.0	16.6	16.9	16.4
Respiratory	8.2	8.3	8.2	8.2
Other	6.0	6.4	6.2	6.5
Total	100.0%	100.0%	100.0%	100.0%
Admissions by major diagnosis
Cerebro	20.6	21.7%	20.7%	22.2%
Neurological	12.2	11.1	12.5	11.2
Cancer	29.2	30.5	28.6	29.2
Cardio	16.0	15.6	16.1	15.6
Respiratory	11.7	10.8	11.8	11.3
Other	10.3	10.3	10.3	10.5
Total	100.0%	100.0%	100.0%	100.0%

Estimated uncollectible accounts as a percent of revenues	1.2%	1.0%	1.1%	1.0%
Accounts receivable --
Days of revenue outstanding- excluding unapplied Medicare payments	32.7	31.9	N.A.	N.A.
Days of revenue outstanding- including unapplied Medicare payments	27.7	25.6	N.A.	N.A.

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

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

The Company’s primary market risk exposure relates to interest rate risk exposure through its variable interest line of credit. At June 30, 2019, the Company had $85.0 million of variable rate debt outstanding. For each $10 million dollars borrowed under the credit facility, an increase or decrease of 100 basis points (1% point), increases or decreases the Company’s annual interest expense by $100,000.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Item 2(c).    Purchases of Equity Securities by Issuer and Affiliated Purchasers

The following table shows the activity related to our share repurchase program for the first six months of 2019:

	Total Number	Weighted Average	Cumulative Shares	Dollar Amount
	of Shares	Price Paid Per	Repurchased Under	Remaining Under
	Repurchased	Share	the Program	The Program

February 2011 Program
January 1 through January 31, 2019	-	$-	8,376,864	$46,649,495
February 1 through February 28, 2019	91,893	327.84	8,468,757	166,522,918
March 1 through March 31, 2019	58,107	329.10	8,526,864	$147,399,943

First Quarter Total	150,000	$328.33

April 1 through April 30, 2019	-	$-	8,526,864	$147,399,943
May 1 through May 31, 2019	69,009	328.59	8,595,873	124,723,950
June 1 through June 30, 2019	-	-	8,595,873	$124,723,950

Second Quarter Total	69,009	$328.59

On February 25, 2019 our Board of Directors authorized an additional $150 million under the February 2011 Repurchase
Program.

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

Chemed Corporation
(Registrant)

Dated:	July 31, 2019	By:	/s/ Kevin J. McNamara
Kevin J. McNamara
(President and Chief Executive Officer)

Dated:	July 31, 2019	By:	/s/ David P. Williams
David P. Williams
(Executive Vice President and Chief Financial Officer)

Dated:	July 31, 2019	By:	/s/ Michael D. Witzeman
Michael D. Witzeman
(Vice President and Controller)