Form 10-Q
period 2019-09-30
CHEMED CORP
filed 2019-11-04
CIK 19584

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒    Quarterly Report Under Section 13 or 15 (d) of the Securities Exchange Act of 1934 For the Quarterly Period Ended September 30, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	☐	No	☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of Each Exchange on which Registered	Amount	Date

Capital Stock $1 Par Value	CHE	New York Stock Exchange	16,009,258 Shares	September 30, 2019

CHEMED CORPORATION AND

SUBSIDIARY COMPANIES

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
CHEMED CORPORATION AND SUBSIDIARY COMPANIES
UNAUDITED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	September 30, 2019	December 31, 2018
ASSETS
Current assets
Cash and cash equivalents	$9,066	$4,831
Accounts receivable	114,480	119,504
Inventories	7,354	5,705
Prepaid income taxes	10,745	10,646
Prepaid expenses	26,150	19,154
Total current assets	167,795	159,840
Investments of deferred compensation plans	73,714	65,624
Properties and equipment, at cost, less accumulated depreciation of $264,075 (2018 - $248,370)	172,932	162,033
Lease right of use asset	103,286	-
Identifiable intangible assets less accumulated amortization of $34,651 (2018 - $33,283)	129,276	68,253
Goodwill	576,600	510,570
Other assets	8,982	9,209
Total Assets	$1,232,585	$975,529

LIABILITIES
Current liabilities
Accounts payable	$44,027	$50,150
Accrued insurance	47,726	46,095
Accrued compensation	75,208	63,329
Accrued legal	7,283	1,857
Short-term lease liability	33,761	-
Other current liabilities	43,496	30,239
Total current liabilities	251,501	191,670
Deferred income taxes	15,512	21,598
Long-term debt	130,000	89,200
Deferred compensation liabilities	73,335	64,616
Long-term lease liability	82,012	-
Other liabilities	7,845	17,111
Total Liabilities	560,205	384,195
Commitments and contingencies (Note 11)
STOCKHOLDERS' EQUITY
Capital stock - authorized 80,000,000 shares $1 par; issued 35,737,995 shares (2018 - 35,311,418 shares)	35,738	35,311
Paid-in capital	841,837	774,358
Retained earnings	1,365,303	1,225,617
Treasury stock - 19,808,981 shares (2018 - 19,438,358 shares)	(1,572,844)	(1,446,296)
Deferred compensation payable in Company stock	2,346	2,344
Total Stockholders' Equity	672,380	591,334
Total Liabilities and Stockholders' Equity	$1,232,585	$975,529

See accompanying Notes to Unaudited Consolidated Financial Statements.

CHEMED CORPORATION AND SUBSIDIARY COMPANIES
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Service revenues and sales	$480,613	$444,151	$1,416,231	$1,325,140
Cost of services provided and goods sold (excluding depreciation)	328,183	305,312	973,771	915,589
Selling, general and administrative expenses	76,836	67,177	222,421	204,474
Depreciation	10,147	9,657	29,744	28,642
Amortization	441	35	1,366	96
Other operating expenses	78	257	9,001	88
Total costs and expenses	415,685	382,438	1,236,303	1,148,889
Income from operations	64,928	61,713	179,928	176,251
Interest expense	(1,041)	(1,082)	(3,402)	(3,813)
Other income - net	3,036	2,300	5,488	4,356
Income before income taxes	66,923	62,931	182,014	176,794
Income taxes	(7,976)	(11,682)	(27,671)	(25,578)
Net income	$58,947	$51,249	$154,343	$151,216

Earnings Per Share:
Net income	$3.69	$3.19	$9.68	$9.41
Average number of shares outstanding	15,970	16,074	15,952	16,070

Diluted Earnings Per Share:
Net income	$3.56	$3.06	$9.35	$8.98
Average number of shares outstanding	16,555	16,772	16,514	16,830

Cash Dividends Per Share	$0.32	$0.30	$0.92	$0.86

See accompanying Notes to Unaudited Consolidated Financial Statements.

CHEMED CORPORATION AND SUBSIDIARY COMPANIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Nine Months Ended September 30,
	2019	2018
Cash Flows from Operating Activities
Net income	$154,343	$151,216
Adjustments to reconcile net income to net cash provided
by operating activities:
Depreciation and amortization	31,110	28,738
Stock option expense	10,729	9,360
Benefit for deferred income taxes	(6,085)	(1,344)
Litigation settlement	6,000	-
Noncash long-term incentive compensation	4,184	4,176
Asset impairment loss	2,266	-
Noncash directors' compensation	767	766
Amortization of debt issuance costs	229	361
Amortization of restricted stock awards	-	446
Changes in operating assets and liabilities:
Decrease in accounts receivable	10,558	4,637
Increase in inventories	(1,649)	(429)
Increase in prepaid expenses	(6,836)	(1,518)
Increase in accounts payable and other current liabilities	28,622	12,182
Net change in lease assets and liabilities	1,311	-
Change in current income taxes	(81)	23,858
Increase in other assets	(8,145)	(9,441)
Increase in other liabilities	9,045	7,190
Other sources	1,277	410
Net cash provided by operating activities	237,645	230,608
Cash Flows from Investing Activities
Business combinations	(138,010)	(12,875)
Capital expenditures	(39,753)	(36,554)
Other sources	101	480
Net cash used by investing activities	(177,662)	(48,949)
Cash Flows from Financing Activities
Proceeds from revolving line of credit	400,700	428,150
Payments on revolving line of credit	(359,900)	(324,350)
Purchases of treasury stock	(71,926)	(121,976)
Capital stock surrendered to pay taxes on stock-based compensation	(26,108)	(24,763)
Proceeds from exercise of stock options	23,383	23,079
Dividends paid	(14,657)	(13,850)
Change in cash overdrafts payable	(7,535)	(15,307)
Payments on other long-term debt	-	(75,000)
Debt issuance costs	-	(985)
Other sources/(uses)	295	(319)
Net cash used by financing activities	(55,748)	(125,321)
Increase in Cash and Cash Equivalents	4,235	56,338
Cash and cash equivalents at beginning of year	4,831	11,121
Cash and cash equivalents at end of period	$9,066	$67,459

See accompanying Notes to Unaudited Consolidated Financial Statements.

CHEMED CORPORATION AND SUBSIDIARY COMPANIES
UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS EQUITY
(in thousands, except per share data)

For the three months ended September 30, 2019 and 2018:
					Deferred
					Compensation
				Treasury	Payable in
	Capital	Paid-in	Retained	Stock-	Company
	Stock	Capital	Earnings	at Cost	Stock	Total
Balance at June 30, 2019	35,591	817,255	1,311,446	(1,548,138)	2,415	618,569
Net income	-	-	58,947	-	-	58,947
Dividends paid ($0.32 per share)	-	-	(5,090)	-	-	(5,090)
Stock awards and exercise of stock options	147	24,660	-	(24,775)	-	32
Other	-	(78)	-	69	(69)	(78)
Balance at September 30, 2019	$35,738	$841,837	$1,365,303	$(1,572,844)	$2,346	$672,380

					Deferred
					Compensation
				Treasury	Payable in
	Capital	Paid-in	Retained	Stock-	Company
	Stock	Capital	Earnings	at Cost	Stock	Total
Balance at June 30, 2018	35,141	744,228	1,129,289	(1,354,538)	2,271	556,391
Net income	-	-	51,249	-	-	51,249
Dividends paid ($0.28 per share)	-	-	(4,834)	-	-	(4,834)
Stock awards and exercise of stock options	70	10,679	-	(8,331)	-	2,418
Purchases of treasury stock	-	-	-	(37,672)	-	(37,672)
Other	-	356	245	(36)	36	601
Balance at September 30, 2018	$35,211	$755,263	$1,175,949	$(1,400,577)	$2,307	$568,153

The Notes to Consolidated Financial Statements are integral parts of these statements.

CHEMED CORPORATION AND SUBSIDIARY COMPANIES
UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS EQUITY
(in thousands, except per share data)

For the nine months ended September 30, 2019 and 2018:

					Deferred
					Compensation
				Treasury	Payable in
	Capital	Paid-in	Retained	Stock-	Company
	Stock	Capital	Earnings	at Cost	Stock	Total
Balance at December 31, 2018	35,311	774,358	1,225,617	(1,446,296)	2,344	591,334
Net income	-	-	154,343	-	-	154,343
Dividends paid ($0.92 per share)	-	-	(14,657)	-	-	(14,657)
Stock awards and exercise of stock options	427	67,149	-	(54,620)	-	12,956
Purchases of treasury stock	-	-	-	(71,926)	-	(71,926)
Other	-	330	-	(2)	2	330
Balance at September 30, 2019	$35,738	$841,837	$1,365,303	$(1,572,844)	$2,346	$672,380

					Deferred
					Compensation
				Treasury	Payable in
	Capital	Paid-in	Retained	Stock-	Company
	Stock	Capital	Earnings	at Cost	Stock	Total
Balance at December 31, 2017	34,732	695,797	1,038,955	(1,231,332)	2,202	540,354
Net income	-	-	151,216	-	-	151,216
Dividends paid ($0.86 per share)	-	-	(13,850)	-	-	(13,850)
Stock awards and exercise of stock options	479	59,749	-	(47,164)	-	13,064
Purchases of treasury stock	-	-	-	(121,976)	-	(121,976)
Other	-	(283)	(372)	(105)	105	(655)
Balance at September 30, 2018	$35,211	$755,263	$1,175,949	$(1,400,577)	$2,307	$568,153

The Notes to Consolidated Financial Statements are integral parts of these statements.

CHEMED CORPORATION AND SUBSIDIARY COMPANIES

Notes to Unaudited Consolidated Financial Statements

1.    Basis of Presentation

As used herein, the terms “We,” “Company” and “Chemed” refer to Chemed Corporation or Chemed Corporation and its consolidated subsidiaries.

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

As of September 30, 2019, we have two cloud computing arrangements that are service contracts. Roto-Rooter is implementing a system to assist in technician dispatch and VITAS is implementing a new human resources system. We have capitalized approximately $4.8 million related to implementation of these projects which are included in prepaid assets in the accompanying balance sheets. There has been no amortization expense associated with the asset, as the software has not yet been placed in service. We anticipate amortizing the assets over the original term of the arrangements plus renewal options that are reasonably certain of being exercised.

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

CASH FLOW CLASSIFICATION

In August 2016, the FASB issued Accounting Standards Update “ASU No. 2016-15 – Cash Flow Classification” which amends guidance on the classification of certain cash receipts and payments in the Statements of Cash Flows. The primary purpose of ASU 2016-15 was to reduce diversity in practice related to eight specific cash flow issues. The guidance in this ASU was effective for fiscal years beginning after December 15, 2017. We adopted this ASU as of January 1, 2018. There was no material effect to our Statements of Cash Flow.

INCOME TAXES

Our effective income tax rate was 11.9% in the third quarter of 2019 compared to 18.6% during the third quarter of 2018. Excess tax benefit on stock options reduced our income tax expenses by $8.8 million and $3.1 million, respectively for the quarters ended September 30, 2019 and 2018.

Our effective income tax rate was 15.2% for the first nine months of 2019 compared to 14.5% during the first nine months of 2018. Excess tax benefit on stock options reduced our income tax expenses by $18.7 million and $18.6 million, respectively for the first nine months ended September 30, 2019 and 2018.

NON-CASH TRANSACTIONS

Included in the accompanying Consolidated Balance Sheets are $1.1 million and $3.2 million of capitalized property and equipment which were not paid for as of September 30, 2019 and December 31, 2018, respectively. These amounts have been excluded from capital expenditures in the accompanying Consolidated Statements of Cash Flow. There are no material non-cash amounts included in interest expense for any period presented.

BUSINESS COMBINATIONS

We account for acquired businesses using the acquisition method of accounting. All assets acquired and liabilities assumed are recorded at their respective fair values at the date of acquisition. The determination of fair value involves estimates and the use of valuation techniques when market value is not readily available. We use various techniques to determine fair value in accordance with accepted valuation models, primarily the income approach. The significant assumptions used in developing fair values include, but are not limited to, revenue growth rates, the amount and timing of future cash flows, discount rates, useful lives, royalty rates and future tax rates. The excess of purchase price over the fair value of assets and liabilities acquired is recorded as goodwill. See footnote 17 for discussion of recent acquisitions.

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

Care is provided to patients regardless of their ability to pay. Patients who meet our criteria for charity care are provided care without charge. There is no revenue or associated accounts receivable in the accompanying Consolidated Financial Statements related to charity care. The cost of providing charity care during the quarters ended September 30, 2019 and 2018 was $2.3 million and $2.0 million, respectively. The cost of providing charity care during the first nine months ended September 30, 2019 and 2018 was $6.6 million and $6.2 million, respectively. The cost of charity care is included in cost of services provided and goods sold and is calculated by taking the ratio of charity care days to total days of care and multiplying by the total cost of care.

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

Laws and regulations concerning government programs, including Medicare and Medicaid, are complex and subject to varying interpretation. Medicare and Medicaid programs have broad authority to audit and review compliance with such laws and regulations, and impose payment suspensions when merited. Additionally, the contracts we have with commercial health insurance payors provide for retroactive audit and review of claims. Settlement with third party payors for retroactive adjustments due to audits, reviews or investigations are considered variable consideration and are included in the determination of the estimated transaction price for providing patient care. The variable consideration is estimated based on the terms of the payment agreement, existing correspondence from the payor and our historical settlement activity. These estimates are adjusted in future periods, as new information becomes available.

We are subject to certain limitations on Medicare payments for services which are considered variable consideration, as follows:

Inpatient Cap. If the number of inpatient care days any hospice program provides to Medicare beneficiaries exceeds 20% of the total days of hospice care such program provided to all Medicare patients for an annual period beginning September 28, the days in excess of the 20% figure may be reimbursed only at the routine homecare rate. None of VITAS’ hospice programs exceeded the payment limits on inpatient services during the three and nine months ended September 30, 2019 and 2018.

Medicare Cap. We are also subject to a Medicare annual per-beneficiary cap (“Medicare cap”). Compliance with the Medicare cap is measured in one of two ways based on a provider election. The “streamlined” method compares total Medicare payments received under a Medicare provider number with respect to services provided to all Medicare hospice care beneficiaries in the program or programs covered by that Medicare provider number with the product of the per-beneficiary cap amount and the number of Medicare beneficiaries electing hospice care for the first time from that hospice program or programs from September 28 through September 27 of the following year. At September 30, 2019, all our programs except one are using the “streamlined” method.

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

In 2013, the U.S. government implemented automatic budget reductions of 2.0% for all government payees, including hospice benefits paid under the Medicare program. In 2015, CMS determined that the Medicare cap should be calculated “as if” sequestration did not occur. As a result of this decision, VITAS has received notification from our third-party intermediary that an additional $6.7 million is owed for Medicare cap in three programs arising during the 2013 through 2019 measurement periods. The amounts are automatically deducted from our semi-monthly PIP payments. We do not believe that CMS is authorized under the sequestration authority or the statutory methodology for establishing the Medicare cap to the amounts they have withheld and intend to withhold under their current “as if” methodology. We have appealed CMS’s methodology change.

During the quarter ended September 30, 2019, we recorded $1.3 million in net Medicare cap revenue reduction related to four programs for the 2019 government fiscal year. During the quarter ended September 30, 2018, we recorded $2.0 million in net Medicare cap revenue reduction related to two programs for the 2018 government fiscal year.

During the first nine months ended September 30, 2019, we recorded $7.1 million in net Medicare cap revenue reduction related to four programs for the 2019 government fiscal year. Additionally, we recorded $847,000 related to adjustments of prior year cap liabilities. During the nine months ended September 30, 2018, we recorded $487,000 in net Medicare cap revenue reduction related to two programs for the 2018 government fiscal year and $181,000 related to adjustments of prior year cap liabilities. The Medicare cap liability of $11.8 million and $6.4 million as of September 30, 2019 and December 31, 2018 is included in other current liabilities on the Consolidated Financial Statements.

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

The composition of patient care service revenue by payor and level of care for the quarter ended September 30, 2019 is as follows (in thousands):

	Medicare	Medicaid	Commercial	Total
Routine home care	$255,856	$12,332	6,558	$274,746
Continuous care	26,423	1,549	1,474	29,446
Inpatient care	20,038	1,976	1,585	23,599
	$302,317	$15,857	$9,617	$327,791

All other revenue - self-pay, respite care, etc.				2,356
Subtotal				$330,147
Medicare cap adjustment				(1,317)
Implicit price concessions				(4,236)
Room and board, net				(2,846)
Net revenue				$321,748

The composition of patient care service revenue by payor and level of care for the quarter ended September 30, 2018 is as follows (in thousands):

	Medicare	Medicaid	Commercial	Total
Routine home care	$239,590	$11,984	$5,560	$257,134
Continuous care	27,391	1,539	1,455	30,385
Inpatient care	16,287	1,998	1,332	19,617
	$283,268	$15,521	$8,347	$307,136

All other revenue - self-pay, respite care, etc.				2,104
Subtotal				$309,240
Medicare cap adjustment				(1,950)
Implicit price concessions				(2,957)
Room and board, net				(2,569)
Net revenue				$301,764

The composition of patient care service revenue by payor and level of care for the nine months ended September 30, 2019 is as follows (in thousands):

	Medicare	Medicaid	Commercial	Total
Routine home care	$745,835	$35,913	$18,311	$800,059
Continuous care	83,372	4,744	4,360	92,476
Inpatient care	58,309	6,241	4,513	69,063
	$887,516	$46,898	$27,184	$961,598

All other revenue - self-pay, respite care, etc.				6,598
Subtotal				$968,196
Medicare cap adjustment				(7,915)
Implicit price concessions				(10,904)
Room and board, net				(8,098)
Net revenue				$941,279

The composition of patient care service revenue by payor and level of care for the nine months ended September 30, 2018 is as follows (in thousands):

	Medicare	Medicaid	Commercial	Total
Routine home care	$696,248	$35,283	$17,015	$748,546
Continuous care	82,604	4,570	4,490	91,664
Inpatient care	52,174	5,899	3,730	61,803
	$831,026	$45,752	$25,235	$902,013

All other revenue - self-pay, respite care, etc.				5,844
Subtotal				$907,857
Medicare cap adjustment				(668)
Implicit price concessions				(8,749)
Room and board, net				(7,863)
Net revenue				$890,577

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

The composition of disaggregated revenue for the third quarter is as follows (in thousands):

	September 30,
	2019	2018
Short-term core service jobs	$115,135	$102,346
Water restoration	25,738	25,001
Contractor revenue	14,342	12,219
Franchise fees	1,819	1,593
All other	2,791	2,876
Subtotal	$159,825	$144,035
Implicit price concessions and credit memos	(960)	(1,648)
Net revenue	$158,865	$142,387

The composition of disaggregated revenue for the first nine months is as follows (in thousands):

	September 30,
	2019	2018
Short-term core service jobs	$341,337	$311,518
Water restoration	81,629	77,502
Contractor revenue	42,931	36,950
Franchise fees	5,063	4,758
All other	8,773	9,032
Subtotal	$479,733	$439,760
Implicit price concessions and credit memos	(4,781)	(5,197)
Net revenue	$474,952	$434,563

Initial Adoption of ASC 606

The Company utilized the modified retrospective method of adoption for all contracts. The Company has consistently applied the accounting policies to all periods presented in the Consolidated Financial Statements. Sales tax collected from customers at Roto-Rooter is excluded from revenue under ASC 606 and prior revenue standards.

3.    Segments

Service revenues and sales by business segment are shown in Footnote 2. After-tax earnings by business segment are as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
After-tax Income/(Loss)
VITAS	$39,773	$35,921	$106,400	$99,720
Roto-Rooter	26,140	24,563	76,302	72,799
Total	65,913	60,484	182,702	172,519
Corporate	(6,966)	(9,235)	(28,359)	(21,303)
Net income	$58,947	$51,249	$154,343	$151,216

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

4.    Earnings per Share

Earnings per share (“EPS”) are computed using the weighted average number of shares of capital stock outstanding. Earnings and diluted earnings per share are computed as follows (in thousands, except per share data):

		Net Income
For the Three Months Ended September 30,		Income	Shares	Earnings per Share
2019
	Earnings	$58,947	15,970	$3.69
	Dilutive stock options	-	500
	Nonvested stock awards	-	85
	Diluted earnings	$58,947	16,555	$3.56

2018
	Earnings	$51,249	16,074	$3.19
	Dilutive stock options	-	613
	Nonvested stock awards	-	85
	Diluted earnings	$51,249	16,772	$3.06

		Net Income
For the Nine Months Ended September 30,		Income	Shares	Earnings per Share
2019
	Earnings	$154,343	15,952	$9.68
	Dilutive stock options	-	484
	Nonvested stock awards	-	78
	Diluted earnings	$154,343	16,514	$9.35

2018
	Earnings	$151,216	16,070	$9.41
	Dilutive stock options	-	662
	Nonvested stock awards	-	98
	Diluted earnings	$151,216	16,830	$8.98

For the three months ended September 30, 2019, there were no stock options excluded in the computation of dilutive earnings per share because they would have been anti-dilutive.

For the nine months ended September 30, 2019, there were 246,000 stock options excluded in the computation of dilutive earnings per share because they would have been anti-dilutive.

For the three and nine month periods ended September 30, 2018, there were no stock options excluded in the computation of dilutive earnings per share because they would have been anti-dilutive.

5.    Long-Term Debt and Lines of Credit

On June 20, 2018, we replaced our existing credit agreement with the Fourth Amended and Restated Credit Agreement (“2018 Credit Agreement”). Terms of the 2018 Credit Agreement consist of a five year, $450 million revolving credit facility and a $150 million expansion feature, which may consist of term loans or additional revolving commitments.  The interest rate at the inception of the agreement is LIBOR plus 100 basis points. The 2018 Credit Agreement has a floating interest rate that is generally LIBOR plus a tiered additional rate which varies based on our current leverage ratio. The amount outstanding as of September 30, 2019 is $130.0 million.

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

We are in compliance with all debt covenants as of September 30, 2019. We have issued $37.9 million in standby letters of credit as of September 30, 2019, mainly for insurance purposes. Issued letters of credit reduce our available credit under the 2018 Credit Agreement. As of September 30, 2019, we have approximately $282.1 million of unused lines of credit available and eligible to be drawn down under our revolving credit facility.

6.    Other Operating Expenses/(Income)

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018

Litigation settlement	$-	$-	$6,000	$(204)
Transportation equipment sold	-	-	2,266	-
Loss on disposal of fixed assets	78	257	735	292
Total other operating expenses	$78	$257	$9,001	$88

During the nine months ended September 30, 2019, the Company recorded $6.0 million for a potential legal settlement, which includes the settlement amount, estimated employment taxes and other litigation costs. See footnote 11 for further discussion.

7.    Other Income – Net

Other income – net comprises the following (in thousands):

Three months ended September 30,			Nine months ended September 30,
2019		2018	2019	2018
Market value adjustment on assets held in
deferred compensation trust	$2,886	$2,189	$5,094	$3,827
Interest income	173	111	387	529
Other - net	(23)	-	7	-
Total other income - net	$3,036	$2,300	$5,488	$4,356

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

The components of balance sheet information related to leases were as follows:

As of September 30,
2019
Assets
Operating lease assets	$103,286

Liabilities
Current operating leases	33,761
Noncurrent operating leases	82,012
Total operating lease liabilities	$115,773

The components of lease expense were as follows:

	Three months ended September 30,	Nine months ended September 30,
	2019	2019
Lease Expense (a)
Operating lease expense	$12,728	$35,181
Sublease income	-	(6)
Net lease expense	$12,728	$35,175

(a)Includes short-term leases and variable lease costs, which are immaterial. Included in both cost of services provided and goods sold and selling, general and administrative expenses.

The components of cash flow information related to leases were as follows:

	Three months ended September 30,	Nine months ended September 30,
	2019	2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from leases	$10,605	$30,237

Leased assets obtained in exchange for new operating lease liabilities	$22,946	$38,890

Weighted Average Remaining Lease Term
Operating leases	4.63	years

Weighted Average Discount Rate
Operating leases	3.38%

Maturity of Operating Lease Liabilities (in thousands)

2019	$37,852
2020	28,242
2021	21,181
2022	13,976
2023	9,642
Thereafter	15,125
Total lease payments	$126,018
Less: interest	(9,381)
Less: future lease obligations not yet commenced	(864)
Total liability recognized on the balance sheet	$115,773

The following is a summary of future minimum rental payments under operating leases that have initial noncancelable terms in excess of one year at December 31, 2018:

Maturity of Operating Lease Liabilities (in thousands)

2019	$26,791
2020	24,152
2021	19,669
2022	13,851
2023	8,179
Thereafter	10,974
Total lease payments	$103,616

For leases commencing prior to 2019, minimum rental payments exclude payments to landlords for real estate taxes and common area maintenance. Operating lease payments include $2.3 million related to extended lease terms that are reasonably certain of being exercised and exclude $864,000 lease payments for leases signed but not yet commenced.

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

Three months ended September 30,		Nine months ended September 30,
2019	2018	2019	2018
$6,445	$5,463	$17,155	$15,436

11.    Legal and Regulatory Matters

The VITAS segment of the Company’s business operates in a heavily-regulated industry. As a result, the Company is subjected to inquiries and investigations by various government agencies, which can result in penalties including repayment obligations, funding withholding, or debarment, as well as to lawsuits, including qui tam actions. The following sections describe the various ongoing material lawsuits and investigations of which the Company is currently aware. Other than as described below, it is not possible at this time for us to estimate either the timing or outcome of any of those matters, or whether any potential loss, or range of potential losses, is probable or reasonably estimable.

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

The Company has also entered into a settlement agreement that, once approved by the Los Angeles County Superior Court, will resolve state-wide wage and hour class action claims raised in four separate cases: (1) Jordan A. Seper on behalf of herself and others similarly situated v. VITAS Healthcare Corporation of California, a Delaware corporation; VITAS Healthcare Corp of CA, a business entity unknown; and DOES 1 to 100, inclusive; Los Angeles Superior Court Case Number BC 642857 (“Seper”); (2) Jiwan Chhina v. VITAS Health Services of California, Inc., a California corporation; VITAS Healthcare Corporation of California, a Delaware corporation; VITAS Healthcare Corporation of California, a Delaware corporation dba VITAS Healthcare Inc.; and DOES 1 to 100, inclusive; San Diego Superior Court Case Number 37-2015-00033978-CU-OE-CTL (“Chhina”) (which was subsequently merged with Seper); (3) Chere Phillips and Lady Moore v. VITAS Healthcare Corporation of California, Sacramento County Superior Court, Case No. 34-2017-0021-2755; and (4) Williams v. VITAS Healthcare Corporation of California, Alameda County Superior Court Case No. RG 17853886. These actions were brought by both current and former employees including a registered nurse, a licensed vocational nurse (LVN), home health aides and a social worker. Each action stated multiple claims generally including (1) failure to pay minimum wage for all hours worked; (2) failure to provide overtime for all hours worked; (3) failure to pay wages for all hours at the regular rate; (4) failure to provide meal periods; (5) failure to provide rest breaks; (6) failure to provide complete and accurate wage statements; (7) failure to pay for all reimbursement expenses; (8) unfair business practices; and (9) violation of the California Private Attorneys General Act. The cases generally asserted claims on behalf of classes defined to include all current and former non-exempt employees employed with VITAS in California within the four years preceding the filing of each lawsuit. For additional procedural history of these cases, please refer to our prior quarterly and annual filings.

The Seper and Chhina cases were consolidated in Los Angeles County Superior Court; Chhina was dismissed as a separate action and joined with Seper in the filing of amended complaint on August 28, 2018, in which both Chhina and Seper were identified as named plaintiffs. Discovery in the remaining cases was stayed as to class claims and each court was advised of the pendency of the consolidated Seper/Chhina action. The parties engaged in a mediation process beginning in October 2018 and concluded with an agreement in March 2019. The settlement amount, subject to court approval, is $5.75 million plus employment taxes. As of September 30, 2019, $6.0 million was accrued in the accompanying Consolidated Balance Sheet. The definition of the class to participate in the settlement is intended to cover claims raised in the consolidated Seper/Chhina matter, claims raised in Phillips and Moore, as well as any class claims in Williams. The parties have filed a motion for preliminary approval of the settlement and notice to class members and eventual final approval and payment. The hearing on this approval motion is December 2, 2019

Alfred Lax (“Lax”), a current employee of Roto-Rooter Services Company (“RRSC”), was hired in the RRSC’s Menlo Park branch in 2007. On November 30, 2018, Lax filed a class action lawsuit in Santa Clara County Superior Court alleging (1) failure to provide or compensate for required rest breaks; (2) failure to properly pay for all hours worked; (3) failure to provide accurate wage statements; (4) failure to reimburse for work-related expenses; and (5) unfair business practices. Lax has stated these claims as a representative of a class defined as all service technicians employed by RRSC in California during the four years preceding the filing of the complaint. He seeks a determination that the action may proceed and be maintained as a class action and for compensatory and statutory damages (premium payments for missed rest periods, uncompensated rest periods, wages for time allegedly not paid such as travel time, repair time, and vehicle maintenance time, and unreimbursed expenses), penalties and restitutions, pre- and post-judgement interest and attorneys’ fees and costs. The lawsuit, Alfred Lax, on behalf of himself and all others similarly situated v. Roto-Rooter Services Company, and Does 1 through 50 inclusive; Santa Clara County Superior Court Case Number 18CV338652, was received by RRSC on December 11, 2018 and RRSC timely filed its answer denying the claims.

The Company is not able to reasonably estimate the probability of loss or range of loss for any of these lawsuits at this time, with the exception of Seper/Chhina, Phillips and Moore and the class claims in Williams.

The Company intends to defend vigorously against the allegations in each of the above lawsuits. Regardless of the outcome of any of the preceding matters, dealing with the various regulatory agencies and opposing parties can adversely affect us through defense costs, potential payments, withholding of governmental funding, diversion of management time, and related publicity. Although the Company intends to defend them vigorously, there can be no assurance that those suits will not have a material adverse effect on the Company.

12.    Concentration of Risk

During the quarter VITAS had pharmacy services agreements with one service provider to provide specified pharmacy services for VITAS and its hospice patients. VITAS made purchases from this provider of $7.0 and $8.0 million for the three months ended September 30, 2019 and 2018, respectively. VITAS made purchases from this provider of $21.3 and $24.1 million for the first nine months ended September 30, 2019 and 2018, respectively. Purchases from this provider represent more than 90% of all pharmacy services purchased by VITAS during each period presented.

13.    Cash Overdrafts and Cash Equivalents

There are $6.2 million in cash overdrafts payable included in accounts payable at September 30, 2019 (December 31, 2018 - $13.8 million).

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

The following shows the carrying value, fair value and the hierarchy for our financial instruments as of September 30, 2019 (in thousands):

		Fair Value Measure
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Mutual fund investments of deferred
compensation plans held in trust	$73,714	$73,714	$-	$-
Total debt	130,000	-	130,000	-

The following shows the carrying value, fair value and the hierarchy for our financial instruments as of December 31, 2018 (in thousands):

		Fair Value Measure
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Mutual fund investments of deferred
compensation plans held in trust	$65,624	$65,624	$-	$-
Total debt	89,200	-	89,200	-

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

15.    Capital Stock Repurchase Plan Transactions

We repurchased the following capital stock for the three and nine months ended September 30, 2019 and 2018:

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018

Total cost of repurchased shares (in thousands)	$-	$37,672	$71,926	$121,976
Shares repurchased	-	120,622	219,009	430,622
Weighted average price per share	$-	$312.31	$328.41	$283.26

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

In June 2016, FASB issued Accounting Standards Update “ASU No. 2016-13 - Measurement of Credit Losses on Financial Instruments”. The ASU requires the use of the current expected credit loss model to measure impairments of financial assets. The ASU is effective for the Company for fiscal years beginning after December 15, 2019. Management does not expect the adoption to have a material effect on the Consolidated Financial Statements.

17.    Acquisitions

On August 2, 2019, we entered into an Asset Purchase Agreement (the “Agreement”) to purchase substantially all of the assets of HSW RR, Inc., a Delaware corporation (“HSW”) and certain related assets of its affiliates, for $120 million, subject to a working capital adjustment. HSW owned and operated fourteen Roto-Rooter franchises mainly in the southwestern section of the United States, including Los Angeles, Dallas and Phoenix. Included in the assets purchased were the assets of Western Drain Supply, Inc., a plumbing supply company. The purchase was made using a combination of cash on-hand and borrowings under Chemed’s existing $450 million revolving credit facility. On September 16, 2019, we completed the acquisition.

On July 1, 2019, we completed the acquisition of a Roto-Rooter franchise and the related assets in Oakland, CA for $18.0 million in cash.

The acquisitions were made as a continuation of Roto-Rooter’s strategy to re-acquire franchises in large markets in the United States. The allocation of the fair value of the acquired business was based upon a preliminary valuation. Mainly as a result of the timing of the HSW acquisition, our estimates and assumptions are subject to change as we obtain additional information for our estimates during the fourth quarter of 2019. The primary areas of the allocation of the fair value consideration transferred that are not yet finalized relate to the fair value of working capital. The allocation for the two acquisitions completed in the third quarter of 2019 is as follows (in thousands):

	HSW	Oakland	Total
Goodwill	$55,448	$10,535	$65,983
Reacquired franchise rights	52,980	6,190	59,170
Property, plant, and equipment	5,699	675	6,374
Working capital	3,574	22	3,596
Customer relationships	2,220	500	2,720
Non-compete agreements	140	100	240
Other assets and liabilities - net	(96)	23	(73)
	$119,965	$18,045	$138,010

Reacquired franchise rights, included in identifiable intangibles on the Consolidated Balance Sheets, are amortized over the period remaining in each individual franchise agreement. The average amortization period for reacquired franchise rights for the acquisitions made in the third quarter of 2019 is 7.4 years.

The franchise fee revenue, the valuation of reacquired franchise rights and amortization for the acquired franchises are as follows:

			Annualized
		Valuation	Amortization of
	2018 Franchise	of Reacquired	Reacquired
	Revenue	Franchise Rights	Franchise Rights
HSW	$1,782	$52,980	$7,258
Oakland	95	6,190	825
Subtotal	1,877	$59,170	$8,083
All other franchise territories	4,505
	$6,382

Amortization of acquired and cancelled franchise agreements comprises the following (in thousands):

Three months ended September 30,		Nine months ended September 30,
2019	2018	2019	2018

$331	$-	$1,103	$-

Customer relationships, included in identifiable intangibles on the Consolidated Balance Sheets, are amortized over an average amortization period of 20.4 years. Non-compete agreements are amortized over the period of the agreement. The average amortization period for non-compete agreements for the transactions made in the third quarter of 2019 is 4.0 years.

Goodwill is assessed for impairment on a yearly basis as of October 1. The primary factor that contributed to the purchase price resulting in the recognition of goodwill is operational efficiencies expected as a result of consolidating stand- alone franchises and Roto-Rooter’s network of nationwide branches. All goodwill recognized is deductible for tax purposes.

The revenue and earnings included in the Company’s results of financial operation since the acquisition date of the transactions completed in the third quarter of 2019 are not material.

During 2018, we completed four business combinations of former franchisees within the Roto-Rooter segment for $42.2 million in cash to increase our market penetration. The VITAS segment completed one business combination in Florida for $11.0 million to increase our market penetration.

The pro forma revenue and earnings of the Company, as if all acquisitions made in fiscal 2018 and 2019 were completed on January 1, 2018, are as follows (in thousands, except per share data):

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018

Service revenues and sales	$500,108	$472,090	$1,479,859	$1,420,535
Net income	$62,154	$56,408	$164,562	$166,640
Earnings per share	$3.89	$3.51	$10.32	$10.37
Diluted earnings per share	$3.75	$3.36	$9.96	$9.90

There are no material pro forma adjustments directly attributable to the acquisition included in the reported pro-forma revenue and earnings.

Shown below is movement in Goodwill (in thousands):

	VITAS	Roto-Rooter	Total
Balance at December 31, 2018	$333,331	$177,239	$510,570
Business combinations	-	65,983	65,983
Foreign currency adjustments	-	47	47
Balance at September 30, 2019	$333,331	$243,269	$576,600

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

The following is a summary of the key operating results (in thousands except per share amounts):

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Service revenues and sales	$480,613	$444,151	$1,416,231	$1,325,140
Net income	$58,947	$51,249	$154,343	$151,216
Diluted EPS	$3.56	$3.06	$9.35	$8.98
Adjusted net income	$57,213	$51,456	$160,603	$144,465
Adjusted diluted EPS	$3.46	$3.07	$9.73	$8.58
Adjusted EBITDA	$86,907	$77,740	$246,794	$224,189
Adjusted EBITDA as a % of revenue	18.1%	17.5%	17.4%	16.9%

Adjusted net income, adjusted diluted EPS, earnings before interest, taxes and depreciation and amortization (“EBITDA”), Adjusted EBITDA and Adjusted EBITDA as a percent of revenue are not measures derived in accordance with US GAAP. We provide non-GAAP measures to help readers evaluate our operating results and to compare our operating performance with that of similar companies that have different capital structures. Our non-GAAP measures should not be considered in isolation or as a substitute for comparable measures presented in accordance with GAAP. A reconciliation of our non-GAAP measures is presented on pages 39-41.

For the three months ended September 30, 2019, the increase in consolidated service revenues and sales was driven by a 11.6% increase at Roto-Rooter and a 6.6% increase at VITAS. The increase in service revenues at Roto-Rooter was driven by an increase in all major service lines. The increase in service revenues at VITAS is comprised primarily of a 0.5% geographically weighted average Medicare reimbursement rate increase, a 6.3% increase in days of care, and a $633,000 decrease in Medicare cap revenue reduction. This growth was partially offset by acuity mix shift, fluctuations in net room and board and contractual adjustments, the combination of which negatively impacted revenue growth approximately 0.4%, when compared to the prior-year period. See page 42 for additional VITAS operating metrics.

For the nine months ended September 30, 2019, the increase in consolidated service revenues and sales was driven by an 9.3% increase at Roto-Rooter and a 5.7% increase at VITAS. The increase in service revenues at Roto-Rooter was driven by an increase in all major service lines. The increase in service revenues at VITAS is comprised primarily of a 0.5% geographically weighted average Medicare reimbursement rate increase, a 6.3% increase in days of care, offset by $7.9 million in Medicare cap revenue reduction. The first nine months of 2018 included a reversal of prior Medicare cap expense of $668,000 million. See page 42 for additional VITAS operating metrics.

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

On August 2, 2019, we entered into an Asset Purchase Agreement (the “Agreement”) to purchase substantially all of the assets of HSW RR, Inc., a Delaware corporation (“HSW”) and certain related assets of its affiliates, for $120 million, subject to a working capital adjustment. HSW owned and operated fourteen Roto-Rooter franchises mainly in the southwestern section of the United States, including Los Angeles, Dallas and Phoenix. Included in the assets purchased were the assets of Western Drain Supply, Inc., a plumbing supply company. The purchase was made using a combination of cash on-hand and borrowings under Chemed’s existing $450 million revolving credit facility. On September 16, 2019, we completed the acquisition.

On July 1, 2019, we completed the acquisition of a Roto-Rooter franchise and the related assets in Oakland, CA for $18.0 million in cash.

Reacquired franchise rights, included in identifiable intangibles on the Consolidated Balance Sheets, are amortized over the period remaining in each individual franchise agreement. The average amortization period for reacquired franchise rights for the acquisitions made in the third quarter of 2019 is 7.4 years.

The franchise fee revenue, the valuation of reacquired franchise rights and amortization for the acquired franchises are as follows:

			Multiple of Annual		Annualized
		Valuation	Franchise Fees		Amortization of
	2018 Franchise	of Reacquired	to Reacquired		Reacquired
	Revenue	Franchise Rights	Franchise Rights		Franchise Rights
HSW	$1,782	$52,980	29.7	yrs	$7,258
Oakland	95	6,190	65.2		825
Subtotal	1,877	$59,170	31.5	yrs	$8,083
All other franchise territories	4,505
	$6,382

Amortization of acquired and cancelled franchise agreements comprises the following (in thousands):

Three months ended September 30,		Nine months ended September 30,
2019	2018	2019	2018

$331	$-	$1,103	$-

Financial Condition

Liquidity and Capital Resources

Material changes in the balance sheet accounts from December 31, 2018 to September 30, 2019 include the following:

•A $10.9 million increase in properties and equipment mainly due to business combinations.

•A $103.3 million increase in lease right of use assets due to the adoption of ASC 842.

•A $61.0 million increase in identifiable intangibles due to business combinations.

•A $66.0 million increase in goodwill due to business combinations.

•An $11.9 increase in accrued compensation primarily due to timing of month end payroll at VITAS.

•A $33.8 million and $82.2 million increase in short-term and long-term lease liability, respectively, due to the adoption of ASC 842.

•A $13.2 million increase in other current liabilities mainly due to a $5.4 million increase in accrued medicare cap, $2.5 million in increased accrued administrative expenses and a $2.2 million increase in accrued acquisition expenses.

•A $40.8 million increase in long-term debt due mainly to business combinations.

•A $126.6 million increase in treasury stock due mainly to stock repurchases.

Net cash provided by operating activities increased $7.0 million from September 30, 2018 to September 30, 2019. Significant changes in our accounts receivable balances are typically driven by the timing of payments received from the Federal government at our VITAS subsidiary. We typically receive a payment in excess of $40.0 million from the Federal government from hospice services every other Friday. The timing of period end will have a significant impact on the accounts receivable at VITAS. These changes generally normalize over a two year period, as cash flow variations in one year are offset in the following year.

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

We have issued $37.9 million in standby letters of credit as of September 30, 2019, mainly for insurance purposes. Issued letters of credit reduce our available credit under the revolving credit agreement. As of September 30, 2019, we have approximately $282.1 million of unused lines of credit available and eligible to be drawn down under our revolving credit facility. Management believes its liquidity and sources of capital are satisfactory for the Company’s needs in the foreseeable future.

Commitments and Contingencies

Collectively, the terms of our credit agreements require us to meet various financial covenants, to be tested quarterly. We are in compliance with all financial and other debt covenants as of September 30, 2019 and anticipate remaining in compliance throughout the foreseeable future.

The VITAS segment of the Company’s business operates in a heavily-regulated industry. As a result, the Company is subjected to inquiries and investigations by various government agencies, which can result in penalties including repayment obligations, funding withholding, or debarment, as well as to lawsuits, including qui tam actions. The following sections describe the various ongoing material lawsuits and investigations of which the Company is currently aware. Other than as described below, it is not possible at this time for us to estimate either the timing or outcome of any of those matters, or whether any potential loss, or range of potential losses, is probable or reasonably estimable.

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

The Company has also entered into a settlement agreement that, once approved by the Los Angeles County Superior Court, will resolve state-wide wage and hour class action claims raised in four separate cases: (1) Jordan A. Seper on behalf of herself and others similarly situated v. VITAS Healthcare Corporation of California, a Delaware corporation; VITAS Healthcare Corp of CA, a business entity unknown; and DOES 1 to 100, inclusive; Los Angeles Superior Court Case Number BC 642857 (“Seper”); (2) Jiwan Chhina v. VITAS Health Services of California, Inc., a California corporation; VITAS Healthcare Corporation of California, a Delaware corporation; VITAS Healthcare Corporation of California, a Delaware corporation dba VITAS Healthcare Inc.; and DOES 1 to 100, inclusive; San Diego Superior Court Case Number 37-2015-00033978-CU-OE-CTL (“Chhina”) (which was subsequently merged with Seper); (3) Chere Phillips and Lady Moore v. VITAS Healthcare Corporation of California, Sacramento County Superior Court, Case No. 34-2017-0021-2755; and (4) Williams v. VITAS Healthcare Corporation of California, Alameda County Superior Court Case No. RG 17853886. These actions were brought by both current and former employees including a registered nurse, a licensed vocational nurse (LVN), home health aides and a social worker. Each action stated multiple claims generally including (1) failure to pay minimum wage for all hours worked; (2) failure to provide overtime for all hours worked; (3) failure to pay wages for all hours at the regular rate; (4) failure to provide meal periods; (5) failure to provide rest breaks; (6) failure to provide complete and accurate wage statements; (7) failure to pay for all reimbursement expenses; (8) unfair business practices; and (9) violation of the California Private Attorneys General Act. The cases generally asserted claims on behalf of classes defined to include all current and former non-exempt employees employed with VITAS in California within the four years preceding the filing of each lawsuit. For additional procedural history of these cases, please refer to our prior quarterly and annual filings.

The Seper and Chhina cases were consolidated in Los Angeles County Superior Court; Chhina was dismissed as a separate action and joined with Seper in the filing of amended complaint on August 28, 2018, in which both Chhina and Seper were identified as named plaintiffs. Discovery in the remaining cases was stayed as to class claims and each court was advised of the pendency of the consolidated Seper/Chhina action. The parties engaged in a mediation process beginning in October 2018 and concluded with an agreement in March 2019. The settlement amount, subject to court approval, is $5.75 million plus employment taxes. As of September 30, 2019, $6.0 million was accrued in the accompanying Consolidated Balance Sheet. The definition of the class to participate in the settlement is intended to cover claims raised in the consolidated Seper/Chhina matter, claims raised in Phillips and Moore, as well as any class claims in Williams. The parties have filed a motion for preliminary approval of the settlement and notice to class members and eventual final approval and payment. The hearing on this approval motion is December 2, 2019.

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

The Company intends to defend vigorously against the allegations in each of the above lawsuits. Regardless of the outcome of any of the preceding matters, dealing with the various regulatory agencies and opposing parties can adversely affect us through defense costs, potential payments, withholding of governmental funding, diversion of management time, and related publicity. Although the Company intends to defend them vigorously, there can be no assurance that those suits will not have a material adverse effect on the Company.

Results of Operations

Three months ended September 30, 2019 versus 2018 - Consolidated Results

Our service revenues and sales for the third quarter of 2019 increased 8.2% versus services and sales revenues for the third quarter of 2018. Of this increase, a $20.0 million increase was attributable to VITAS and $15.8 million increase was attributable to Roto-Rooter. The following chart shows the components of revenue by operating segment (in thousands):

	Three months ended September 30,
	2019	2018
VITAS
Routine homecare	$274,746	$257,134
Continuous care	29,446	30,385
General inpatient	23,599	19,617
Other	2,356	2,104
Medicare cap adjustment	(1,317)	(1,950)
Room and board - net	(2,846)	(2,569)
Implicit price concessions	(4,236)	(2,957)
Roto-Rooter
Drain cleaning - short term core	45,989	40,852
Plumbing - short term core	34,394	30,464
Subtotal	80,383	71,316
Excavation - short term core	34,269	30,534
Water restoration	25,738	25,001
Contractor operations	14,342	12,219
Outside franchisee fees	1,819	1,593
Other - short term core	483	496
Other	2,791	2,876
Implicit price concessions	(960)	(1,648)
Total	$480,613	$444,151

Days of care at VITAS during the quarter ended September 30 were as follows:

	Days of Care		Increase/(Decrease)
	2019	2018	Percent

Routine homecare	1,685,656	1,584,820	6.4
Continuous care	39,670	41,462	(4.3)
General inpatient	30,553	25,731	18.7
Total days of care	1,755,879	1,652,013	6.3

The remaining increase in VITAS’ revenues for the third quarter of 2019 versus the third quarter of 2018 was primarily comprised of a geographically weighted average Medicare reimbursement rate increase of approximately 0.5% and by $1.3 million in Medicare cap revenue reductions compared to a Medicare cap revenue reduction of $2.0 million in 2018. Partially offset by acuity mix shift, fluctuations in net room and board and contractual adjustments, the combination of which negatively impacted revenue growth approximately 0.4%, when compared to the prior-year period. Over 90% of VITAS’ service revenues for the period were from Medicare and Medicaid.

The increase in plumbing revenues for the third quarter of 2019 versus 2018 is attributable to a 8.4% increase in price and service mix shift and an 4.5% increase in job count. The increase in excavation revenues for the third quarter of 2019 versus 2018 is attributable to a 7.8% increase in price and service mix shift and a 4.4% increase in job count. Drain cleaning revenues for the third quarter of 2019 versus 2018 reflect a 9.8% increase in price and service mix shift and a 2.8% increase in job count. Water restoration revenue for the third quarter of 2019 versus 2018 is attributable to a 0.7% increase in price and service mix shift and a 2.3% increase in job count. Contractor operations increased 17.4% mainly due to their expansion into water restoration.

The consolidated gross margin was 31.7% in the third quarter of 2019 as compared with 31.3% in the third quarter of 2018. On a segment basis, VITAS’ gross margin was 23.1% in the third quarter of 2019 as compared with 22.8%, in the third quarter of 2018 primarily due to improved labor management and reduced ancillary costs. The Roto-Rooter segment’s gross margin was 49.2% for the third quarter of 2019 essentially equal to the third quarter of 2018.

Selling, general and administrative expenses (“SG&A”) comprise (in thousands):

	Three months ended September 30,
	2019	2018
SG&A expenses before long-term incentive compensation and the impact of market value adjustments related to deferred compensation trusts	$72,273	$63,754
Impact of market value adjustments related to assets held in deferred compensation trusts	2,886	2,189
Long-term incentive compensation	1,677	1,234
Total SG&A expenses	$76,836	$67,177

SG&A expenses before long-term incentive compensation and the impact of market value adjustments related to deferred compensation trusts for the third quarter of 2019 were up 13.4% when compared to the third quarter of 2018. This increase was mainly a result of the increase in variable selling expenses caused by increased revenue and increased advertising expense at Roto-Rooter as well as acquisition related expenses at Roto-Rooter in the third quarter of 2019.

Our effective tax rate reconciliation is as follows:

	Three months ended September 30,
	2019	2018

Income tax provision calculated at the statutory federal rate	$14,054	$13,216
Stock compensation tax benefits	(7,848)	(2,784)
State and local income taxes	1,183	1,360
Other--net	587	(110)
Income tax provision	$7,976	$11,682
Effective tax rate	11.9%	18.6%

Net income for both periods included the following after-tax items/adjustments that (reduced) or increased after-tax earnings (in thousands):

	Three months ended September 30,
	2019	2018
VITAS
Medicare cap sequestration adjustment	(639)	(376)
Acquisition expense	-	(132)
Roto-Rooter
Acquisition expense	(2,411)	(130)
Amortization of acquired and cancelled franchise agreements	(244)	-
Corporate
Excess tax benefits on stock compensation	8,792	3,118
Stock option expense	(2,278)	(1,674)
Long-term incentive compensation	(1,486)	(1,013)
Total	$1,734	$(207)

Three months ended September 30, 2019 versus 2018 - Segment Results

Net income/(loss) for the third quarter of 2019 versus the third quarter of 2018 by segment (in thousands):

	Three months ended September 30,
	2019	2018
VITAS	$39,773	$35,921
Roto-Rooter	26,140	24,563
Corporate	(6,966)	(9,235)
	$58,947	$51,249

VITAS’ after-tax earnings were positively impacted in 2019 compared to 2018 due to higher revenue and improved labor management and ancillary costs. After-tax earnings as a percent of revenue at VITAS in the third quarter of 2019 was 12.4% as compared to 11.9% in the third quarter of 2018.

Roto-Rooter’s net income was impacted in 2019 compared to 2018 primarily by higher revenue offset by acquisition related expenses. After-tax earnings as a percent of revenue at Roto-Rooter in the third quarter of 2019 was 16.5% as compared to 17.3% in the third quarter of 2018.

After-tax Corporate expenses for 2019 decreased 24.6% when compared to 2018 due mainly to a $5.7 million increase in the excess tax benefits on stock compensation.

Results of Operations

Nine months ended September 30, 2019 versus 2018 - Consolidated Results

Our service revenues and sales for the first nine months of 2019 increased 6.9% versus services and sales revenues for the first nine months of 2018. Of this increase, a $50.7 million increase was attributable to VITAS and $40.4 million increase was attributable to Roto-Rooter. The following chart shows the components of revenue by operating segment (in thousands):

	Nine months ended September 30,
	2019	2018
VITAS
Routine homecare	$800,059	$748,546
Continuous care	92,476	91,664
General inpatient	69,063	61,803
Other	6,598	5,844
Medicare cap adjustment	(7,915)	(668)
Room and board - net	(8,098)	(7,863)
Implicit price concessions	(10,904)	(8,749)
Roto-Rooter
Drain cleaning - short term core	135,689	124,141
Plumbing - short term core	100,286	91,813
Subtotal	235,975	215,954
Excavation - short term core	103,726	93,869
Water restoration	81,629	77,502
Contractor operations	42,931	36,950
Outside franchisee fees	5,063	4,758
Other - short term core	1,636	1,695
Other	8,773	9,032
Implicit price concessions	(4,781)	(5,197)
Total	$1,416,231	$1,325,140

Days of care at VITAS during the nine months ended September 30 were as follows:

	Days of Care		Increase/(Decrease)
	2019	2018	Percent

Routine homecare	4,879,161	4,592,950	6.2
Continuous care	125,397	127,147	(1.4)
General inpatient	102,336	86,372	18.5
Total days of care	5,106,894	4,806,469	6.3

The remaining increase in VITAS’ revenues for the first nine months of 2019 versus the first nine months of 2018 was primarily comprised of a geographically weighted average Medicare reimbursement rate increase of approximately 0.5% offset by $7.9 million in Medicare cap revenue reductions compared to Medicare cap revenue reductions of $668,000 in 2018. Over 90% of VITAS’ service revenues for the period were from Medicare and Medicaid.

The increase in plumbing revenues for the first nine months of 2019 versus 2018 is attributable to a 6.8% increase in price and service mix shift and by a 2.4% increase in job count. The increase in excavation revenues for the first nine months of 2019 versus 2018 is attributable to a 10.0% increase in price and service mix shift and an increase of 0.5% in job count. Drain cleaning revenues for the first nine months of 2019 versus 2018 reflect a 7.0% increase in price and service mix shift and a 2.3% increase in job count. The increase in water restoration revenue for the first nine months of 2019 versus 2018 is attributable to a 2.3% increase in price and service mix shift and a 3.0% increase in job count. Contractor operations increased 16.2% mainly due to their expansion into water restoration.

The consolidated gross margin was 31.2% in the first nine months of 2019 as compared with 30.9% in the first nine months of 2018. On a segment basis, VITAS’ gross margin was 22.6% in the first nine months of 2019 as compared with 22.1%, in the first nine months of 2018 primarily due to improved labor management and ancillary costs. The Roto-Rooter segment’s gross margin was 48.3% for the first nine months of 2019 compared with 48.9% in the first nine months of 2018 primarily due to higher labor costs in the first half of 2019.

Selling, general and administrative expenses (“SG&A”) comprise (in thousands):

	Nine months ended September 30,
	2019	2018
SG&A expenses before long-term incentive compensation and the impact of market value adjustments related to deferred compensation trusts	$212,775	$196,271
Long-term incentive compensation	4,552	4,376
Impact of market value adjustments related to assets held in deferred compensation trusts	5,094	3,827
Total SG&A expenses	$222,421	$204,474

SG&A expenses before long-term incentive compensation and the impact of market value adjustments related to deferred compensation trusts for the first nine months of 2019 were up 8.4% when compared to the first nine months of 2018. This increase was mainly a result of the increase in variable selling expenses caused by increased revenue and increased advertising expense at Roto-Rooter as well as acquisition related expenses at Roto-Rooter in the first nine months of 2019.

Other operating expenses increased $8.9 million from the first nine months of 2018 primarily as a result of a $6.0 million litigation settlement at VITAS and a $2.3 million impairment of transportation equipment held for sale recorded in the first nine months of 2019.

Other income - net comprise (in thousands):

	Nine months ended September 30,
	2019	2018
Market value adjustment on assets held in deferred compensation trusts	$5,094	$3,827
Interest income	387	529
Other	7	-
Total other income - net	$5,488	$4,356

Our effective tax rate reconciliation is as follows:

	Nine months ended September 30,
	2019	2018

Income tax provision calculated at the statutory federal rate	$38,223	$37,127
Stock compensation tax benefits	(16,724)	(16,623)
State and local income taxes	4,652	4,150
Other--net	1,520	924
Income tax provision	$27,671	$25,578
Effective tax rate	15.2%	14.5%

Net income for both periods included the following after-tax items/adjustments that (reduced) or increased after-tax earnings (in thousands):

	Nine Months Ended September 30,
	2019	2018
VITAS
Litigation settlement	$(4,476)	$152
Medicare cap sequestration adjustment	(2,279)	(777)
Non cash ASC 842 benefit	(490)	-
Acquisition expenses	-	(132)
Roto-Rooter
Acquisition expenses	(2,482)	(130)
Amortization of acquired and cancelled franchise agreements	(811)	-
Non cash ASC 842 benefit	(40)	-
Corporate
Excess tax benefits on stock compensation	18,737	18,618
Stock option expense	(8,804)	(7,465)
Long-term incentive compensation	(3,915)	(3,515)
Impairment loss on transportation equipment	(1,733)	-
Non cash ASC 842 benefit	124	-
Acquisition expenses	(91)	-
Total	$(6,260)	$6,751

Nine months ended September 30, 2019 versus 2018 - Segment Results

Net income/(loss) for the first nine months of 2019 versus the first nine months of 2018 by segment (in thousands):

	Nine months ended September 30,
	2019	2018
VITAS	$106,400	$99,720
Roto-Rooter	76,302	72,799
Corporate	(28,359)	(21,303)
	$154,343	$151,216

VITAS’ after-tax earnings were positively impacted in 2019 compared to 2018 due to higher revenue offset by the impact of a litigation settlement of approximately $6.0 million ($4.5 million after-tax). After-tax earnings as a percent of revenue at VITAS in the first nine months of 2019 was 11.3% as compared to 11.2% in the first nine months of 2018.

Roto-Rooter’s net income was impacted in 2019 compared to 2018 primarily by higher revenue offset by acquisition related expenses. After-tax earnings as a percent of revenue at Roto-Rooter in the first nine months of 2019 was 16.1% as compared to 16.8% in the first nine months of 2018.

After-tax Corporate expenses for 2019 increased 33.1% when compared to 2018 due mainly to a $2.3 million ($1.7 million after-tax) impairment of transportation equipment held for sale.

CHEMED CORPORATION AND SUBSIDIARY COMPANIES
CONSOLIDATING STATEMENTS OF INCOME
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2019
(in thousands)(unaudited)

				Chemed
	VITAS	Roto-Rooter	Corporate	Consolidated
2019 (a)
Service revenues and sales	$321,748	$158,865	$-	$480,613
Cost of services provided and goods sold	247,551	80,632	-	328,183
Selling, general and administrative expenses	21,965	41,758	13,113	76,836
Depreciation	5,105	5,003	39	10,147
Amortization	18	423	-	441
Other operating expense/(income)	97	(19)	-	78
Total costs and expenses	274,736	127,797	13,152	415,685
Income/(loss) from operations	47,012	31,068	(13,152)	64,928
Interest expense	(48)	(80)	(913)	(1,041)
Intercompany interest income/(expense)	4,618	2,234	(6,852)	-
Other income—net	121	31	2,884	3,036
Income/(expense) before income taxes	51,703	33,253	(18,033)	66,923
Income taxes	(11,930)	(7,113)	11,067	(7,976)
Net income/(loss)	$39,773	$26,140	$(6,966)	$58,947

(a) The following amounts are included in net income (in thousands):
				Chemed
	VITAS	Roto-Rooter	Corporate	Consolidated
Pretax benefit/(cost):
Acquisition expenses	$-	$(3,281)	$-	$(3,281)
Stock option expense	-	-	(2,711)	(2,711)
Long-term incentive compensation	-	-	(1,677)	(1,677)
Medicare cap sequestration	(859)	-	-	(859)
Amortization of acquired and cancelled franchise agreements	-	(331)	-	(331)
Total	$(859)	$(3,612)	$(4,388)	$(8,859)

				Chemed
	VITAS	Roto-Rooter	Corporate	Consolidated
After-tax benefit/(cost):
Acquisition expenses	$-	$(2,411)	$-	$(2,411)
Stock option expense	-	-	(2,278)	(2,278)
Long-term incentive compensation	-	-	(1,486)	(1,486)
Medicare cap sequestration	(639)	-	-	(639)
Amortization of acquired and cancelled franchise agreements	-	(244)	-	(244)
Non cash ASC 842 expenses	-	-	-	-
Excess tax benefits on stock compensation	-	-	8,792	8,792
Total	$(639)	$(2,655)	$5,028	$1,734

CHEMED CORPORATION AND SUBSIDIARY COMPANIES
CONSOLIDATING STATEMENTS OF INCOME
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2018
(in thousands)(unaudited)

				Chemed
	VITAS	Roto-Rooter	Corporate	Consolidated
2018 (a)
Service revenues and sales	$301,764	$142,387	$-	$444,151
Cost of services provided and goods sold	233,006	72,306	-	305,312
Selling, general and administrative expenses	20,394	36,112	10,671	67,177
Depreciation	4,905	4,712	40	9,657
Amortization	-	35	-	35
Other operating expenses	100	157	-	257
Total costs and expenses	258,405	113,322	10,711	382,438
Income/(loss) from operations	43,359	29,065	(10,711)	61,713
Interest expense	(49)	(71)	(962)	(1,082)
Intercompany interest income/(expense)	3,306	1,814	(5,120)	-
Other income—net	89	22	2,189	2,300
Income/(expense) before income taxes	46,705	30,830	(14,604)	62,931
Income taxes	(10,784)	(6,267)	5,369	(11,682)
Net income/(loss)	$35,921	$24,563	$(9,235)	$51,249

(a) The following amounts are included in net income (in thousands):
				Chemed
	VITAS	Roto-Rooter	Corporate	Consolidated
Pretax benefit/(cost):
Stock option expense	$-	$-	$(2,055)	$(2,055)
Long-term incentive compensation	-	-	(1,234)	(1,234)
Acquisition expense	(177)	(177)	-	(354)
Medicare cap sequestration adjustment	(503)	-	-	(503)
Total	$(680)	$(177)	$(3,289)	$(4,146)

				Chemed
	VITAS	Roto-Rooter	Corporate	Consolidated
After-tax benefit/(cost):
Stock option expense	$-	$-	$(1,674)	$(1,674)
Long-term incentive compensation	-	-	(1,013)	(1,013)
Acquisition expense	(132)	(130)	-	(262)
Medicare cap sequestration adjustment	(376)	-	-	(376)
Excess tax benefits on stock compensation	-	-	3,118	3,118
Total	$(508)	$(130)	$431	$(207)

CHEMED CORPORATION AND SUBSIDIARY COMPANIES
CONSOLIDATING STATEMENTS OF INCOME
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2019
(in thousands)(unaudited)

				Chemed
	VITAS	Roto-Rooter	Corporate	Consolidated
2019 (a)
Service revenues and sales	$941,279	$474,952	$-	$1,416,231
Cost of services provided and goods sold	728,397	245,374	-	973,771
Selling, general and administrative expenses	65,182	120,736	36,503	222,421
Depreciation	14,644	14,983	117	29,744
Amortization	53	1,313	-	1,366
Other operating expenses	6,521	214	2,266	9,001
Total costs and expenses	814,797	382,620	38,886	1,236,303
Income/(loss) from operations	126,482	92,332	(38,886)	179,928
Interest expense	(150)	(273)	(2,979)	(3,402)
Intercompany interest income/(expense)	13,395	6,609	(20,004)	-
Other income—net	309	86	5,093	5,488
Income/(expense) before income taxes	140,036	98,754	(56,776)	182,014
Income taxes	(33,636)	(22,452)	28,417	(27,671)
Net income/(loss)	$106,400	$76,302	$(28,359)	$154,343

(a) The following amounts are included in net income (in thousands):
				Chemed
	VITAS	Roto-Rooter	Corporate	Consolidated
Pretax benefit/(cost):
Stock option expense	$-	$-	$(10,729)	$(10,729)
Litigation settlement	(6,000)	-	-	(6,000)
Long-term incentive compensation	-	-	(4,552)	(4,552)
Impairment loss on transportation equipment	-	-	(2,266)	(2,266)
Medicare cap sequestration adjustment	(3,063)	-	-	(3,063)
Amortization of acquired and cancelled franchise agreements	-	(1,103)	-	(1,103)
Non cash ASC 842 (expenses)/benefit	(656)	(55)	163	(548)
Acquisition expenses	-	(3,377)	(120)	(3,497)
Total	$(9,719)	$(4,535)	$(17,504)	$(31,758)

				Chemed
	VITAS	Roto-Rooter	Corporate	Consolidated
After-tax benefit/(cost):
Stock option expense	$-	$-	$(8,804)	$(8,804)
Litigation settlement	(4,476)	-	-	(4,476)
Long-term incentive compensation	-	-	(3,915)	(3,915)
Acquisition expenses	-	(2,482)	(91)	(2,573)
Medicare cap sequestration adjustment	(2,279)	-	-	(2,279)
Impairment loss on transportation equipment	-	-	(1,733)	(1,733)
Amortization of acquired and cancelled franchise agreements	-	(811)	-	(811)
Non cash ASC 842 (expenses)/benefit	(490)	(40)	124	(406)
Excess tax benefits on stock compensation	-	-	18,737	18,737
Total	$(7,245)	$(3,333)	$4,318	$(6,260)

CHEMED CORPORATION AND SUBSIDIARY COMPANIES
CONSOLIDATING STATEMENTS OF INCOME
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2018
(in thousands)(unaudited)

				Chemed
	VITAS	Roto-Rooter	Corporate	Consolidated
2018 (a)
Service revenues and sales	$890,577	$434,563	$-	$1,325,140
Cost of services provided and goods sold	693,335	222,254	-	915,589
Selling, general and administrative expenses	61,606	108,120	34,748	204,474
Depreciation	14,753	13,782	107	28,642
Amortization	-	96	-	96
Other operating expenses	16	72	-	88
Total costs and expenses	769,710	344,324	34,855	1,148,889
Income/(loss) from operations	120,867	90,239	(34,855)	176,251
Interest expense	(153)	(255)	(3,405)	(3,813)
Intercompany interest income/(expense)	9,524	5,231	(14,755)	-
Other income—net	469	60	3,827	4,356
Income/(expense) before income taxes	130,707	95,275	(49,188)	176,794
Income taxes	(30,987)	(22,476)	27,885	(25,578)
Net income/(loss)	$99,720	$72,799	$(21,303)	$151,216

(a) The following amounts are included in net income (in thousands):
				Chemed
	VITAS	Roto-Rooter	Corporate	Consolidated
Pretax benefit/(cost):
Stock option expense	$-	$-	$(9,360)	$(9,360)
Long-term incentive compensation	-	-	(4,376)	(4,376)
Medicare cap sequestration adjustment	(1,040)	-	-	(1,040)
Acquisition expense	(177)	(177)	-	(354)
Litigation settlement	204	-	-	204
Total	$(1,013)	$(177)	$(13,736)	$(14,926)

				Chemed
	VITAS	Roto-Rooter	Corporate	Consolidated
After-tax benefit/(cost):
Stock option expense	$-	$-	$(7,465)	$(7,465)
Long-term incentive compensation	-	-	(3,515)	(3,515)
Medicare cap sequestration adjustment	(777)	-	-	(777)
Acquisition expense	(132)	(130)	-	(262)
Litigation settlement	152	-	-	152
Excess tax benefits on stock compensation	-	-	18,618	18,618
Total	$(757)	$(130)	$7,638	$6,751

Unaudited Consolidating Summary and Reconciliation of Adjusted EBITDA

Chemed Corporation and Subsidiary Companies
(in thousands)				Chemed
For the three months ended September 30, 2019	VITAS	Roto-Rooter	Corporate	Consolidated

Net income/(loss)	$39,773	$26,140	$(6,966)	$58,947
Add/(deduct):
Interest expense	48	80	913	1,041
Income taxes	11,930	7,113	(11,067)	7,976
Depreciation	5,105	5,003	39	10,147
Amortization	18	423	-	441
EBITDA	56,874	38,759	(17,081)	78,552
Add/(deduct):
Intercompany interest expense/(income)	(4,618)	(2,234)	6,852	-
Interest income	(139)	(34)	-	(173)
Acquisition expense	-	3,281	-	3,281
Stock option expense	-	-	2,711	2,711
Long-term incentive compensation	-	-	1,677	1,677
Medicare cap sequestration adjustment	859	-	-	859
Adjusted EBITDA	$52,976	$39,772	$(5,841)	$86,907

				Chemed
For the three months ended September 30, 2018	VITAS	Roto-Rooter	Corporate	Consolidated

Net income/(loss)	$35,921	$24,563	$(9,235)	$51,249
Add/(deduct):
Interest expense	49	71	962	1,082
Income taxes	10,784	6,267	(5,369)	11,682
Depreciation	4,905	4,712	40	9,657
Amortization	-	35	-	35
EBITDA	51,659	35,648	(13,602)	73,705
Add/(deduct):
Intercompany interest expense/(income)	(3,306)	(1,814)	5,120	-
Interest income	(88)	(23)	-	(111)
Medicare cap sequestration adjustment	503	-	-	503
Acquisition expense	177	177	-	354
Stock option expense	-	-	2,055	2,055
Long-term incentive compensation	-	-	1,234	1,234
Adjusted EBITDA	$48,945	$33,988	$(5,193)	$77,740

Unaudited Consolidating Summary and Reconciliation of Adjusted EBITDA

Chemed Corporation and Subsidiary Companies
(in thousands)				Chemed
For the nine months ended September 30, 2019	VITAS	Roto-Rooter	Corporate	Consolidated

Net income/(loss)	$106,400	$76,302	$(28,359)	$154,343
Add/(deduct):
Interest expense	150	273	2,979	3,402
Income taxes	33,636	22,452	(28,417)	27,671
Depreciation	14,644	14,983	117	29,744
Amortization	53	1,313	-	1,366
EBITDA	154,883	115,323	(53,680)	216,526
Add/(deduct):
Intercompany interest expense/(income)	(13,395)	(6,609)	20,004	-
Interest income	(296)	(91)	-	(387)
Stock option expense	-	-	10,729	10,729
Litigation settlement	6,000	-	-	6,000
Long-term incentive compensation	-	-	4,552	4,552
Acquisition expenses	-	3,377	120	3,497
Medicare cap sequestration adjustment	3,063	-	-	3,063
Impairment loss on transportation equipment	-	-	2,266	2,266
Non cash ASC 842 expenses/(benefit)	656	55	(163)	548
Adjusted EBITDA	$150,911	$112,055	$(16,172)	$246,794

				Chemed
For the nine months ended September 30, 2018	VITAS	Roto-Rooter	Corporate	Consolidated

Net income/(loss)	$99,720	$72,799	$(21,303)	$151,216
Add/(deduct):
Interest expense	153	255	3,405	3,813
Income taxes	30,987	22,476	(27,885)	25,578
Depreciation	14,753	13,782	107	28,642
Amortization	-	96	-	96
EBITDA	145,613	109,408	(45,676)	209,345
Add/(deduct):
Intercompany interest expense/(income)	(9,524)	(5,231)	14,755	-
Interest income	(468)	(60)	-	(528)
Stock option expense	-	-	9,360	9,360
Long-term incentive compensation	-	-	4,376	4,376
Medicare cap sequestration adjustment	1,040	-	-	1,040
Stock award amortization	107	100	239	446
Acquisition expense	177	177	-	354
Litigation settlement	(204)	-	-	(204)
Adjusted EBITDA	$136,741	$104,394	$(16,946)	$224,189

RECONCILIATION OF ADJUSTED NET INCOME
(in thousands, except per share data)(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net income as reported	$58,947	$51,249	$154,343	$151,216

Add/(deduct) pre-tax cost of:
Stock option expense	2,711	2,055	10,729	9,360
Litigation settlement	-	-	6,000	(204)
Long-term incentive compensation	1,677	1,234	4,552	4,376
Acquisition expenses	3,281	354	3,497	354
Medicare cap sequestration adjustment	859	503	3,063	1,040
Impairment loss on transportation equipment	-	-	2,266	-
Amortization of acquired and cancelled franchise agreements	331	-	1,103	-
Non cash ASC 842 expenses	-	-	548	-
Add/(deduct) tax impacts:
Tax impact of the above pre-tax adjustments (1)	(1,801)	(821)	(6,761)	(3,059)
Excess tax benefits on stock compensation	(8,792)	(3,118)	(18,737)	(18,618)
Adjusted net income	$57,213	$51,456	$160,603	$144,465

Diluted Earnings Per Share As Reported
Net income	$3.56	$3.06	$9.35	$8.98
Average number of shares outstanding	16,555	16,772	16,514	16,830

Adjusted Diluted Earnings Per Share
Adjusted net income	$3.46	$3.07	$9.73	$8.58
Adjusted average number of shares outstanding	16,555	16,772	16,514	16,830

(1) The tax impact of pre-tax adjustments was calculated using the effective tax rate of the operating unit for which each adjustment is associated.

CHEMED CORPORATION AND SUBSIDIARY COMPANIES
OPERATING STATISTICS FOR VITAS SEGMENT
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
OPERATING STATISTICS	2019	2018	2019	2018
Net revenue ($000)
Homecare	$274,746	$257,134	$800,059	$748,546
Inpatient	23,599	19,617	69,063	61,803
Continuous care	29,446	30,385	92,476	91,664
Other	2,356	2,104	6,598	5,844
Subtotal	$330,147	$309,240	$968,196	$907,857
Room and board, net	(2,846)	(2,569)	(8,098)	(7,863)
Contractual allowances	(4,236)	(2,957)	(10,904)	(8,749)
Medicare cap allowance	(1,317)	(1,950)	(7,915)	(668)
Total	$321,748	$301,764	$941,279	$890,577
Net revenue as a percent of total before Medicare cap allowances
Homecare	83.2%	83.2%	82.6%	82.5%
Inpatient	7.1	6.3	7.1	6.8
Continuous care	8.9	9.8	9.6	10.1
Other	0.8	0.7	0.7	0.6
Subtotal	100.0	100.0	100.0	100.0
Room and board, net	(0.9)	(0.8)	(0.8)	(0.9)
Contractual allowances	(1.3)	(1.0)	(1.2)	(1.0)
Medicare cap allowance	(0.4)	(0.6)	(0.8)	(0.1)
Total	97.4%	97.6%	97.2%	98.0%
Average daily census (days)
Homecare	14,799	13,791	14,510	13,515
Nursing home	3,483	3,402	3,374	3,298
Routine homecare	18,282	17,193	17,884	16,813
Inpatient	373	313	363	328
Continuous care	431	451	460	466
Total	19,086	17,957	18,707	17,607
Total Admissions	17,131	16,403	52,380	51,540
Total Discharges	16,915	16,171	51,274	50,234
Average length of stay (days)	92.6	90.0	91.6	89.0
Median length of stay (days)	17.0	18.0	16.0	16.0
ADC by major diagnosis
Cerebro	35.7%	36.2%	35.9%	36.5%
Neurological	20.7	18.8	20.4	18.7
Cancer	12.9	13.8	12.9	13.8
Cardio	16.6	16.4	16.7	16.4
Respiratory	8.1	8.1	8.1	8.1
Other	6.0	6.7	6.0	6.5
Total	100.0%	100.0%	100.0%	100.0%
Admissions by major diagnosis
Cerebro	21.1	21.1%	20.8%	21.9%
Neurological	12.7	11.6	12.6	11.3
Cancer	30.5	31.5	29.2	30.0
Cardio	14.8	14.7	15.7	15.3
Respiratory	10.2	10.3	11.3	11.0
Other	10.7	10.8	10.4	10.5
Total	100.0%	100.0%	100.0%	100.0%

Estimated uncollectible accounts as a percent of revenues	1.3%	1.0%	1.1%	1.0%
Accounts receivable --
Days of revenue outstanding- excluding unapplied Medicare payments	32.7	36.0	n.a.	n.a.
Days of revenue outstanding- including unapplied Medicare payments	21.0	22.8	n.a.	n.a.

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

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

The Company’s primary market risk exposure relates to interest rate risk exposure through its variable interest line of credit. At September 30, 2019, the Company had $130.0 million of variable rate debt outstanding. For each $10 million dollars borrowed under the credit facility, an increase or decrease of 100 basis points (1% point), increases or decreases the Company’s annual interest expense by $100,000.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Item 2(c).    Purchases of Equity Securities by Issuer and Affiliated Purchasers

The following table shows the activity related to our share repurchase program for the first nine months of 2019:

	Total Number	Weighted Average	Cumulative Shares	Dollar Amount
	of Shares	Price Paid Per	Repurchased Under	Remaining Under
	Repurchased	Share	the Program	The Program

February 2011 Program
January 1 through January 31, 2019	-	$-	8,376,864	$46,649,495
February 1 through February 28, 2019	91,893	327.84	8,468,757	166,522,918
March 1 through March 31, 2019	58,107	329.10	8,526,864	$147,399,943

First Quarter Total	150,000	$328.33

April 1 through April 30, 2019	-	$-	8,526,864	$147,399,943
May 1 through May 31, 2019	69,009	328.59	8,595,873	124,723,950
June 1 through June 30, 2019	-	-	8,595,873	$124,723,950

Second Quarter Total	69,009	$328.59

July 1 through July 31, 2019	-	$-	8,595,873	$124,723,950
August 1 through August 31, 2019	-	-	8,595,873	124,723,950
September 1 through September 30, 2019	-	-	8,595,873	$124,723,950

Third Quarter Total	-	$-

On February 25, 2019, our Board of Directors authorized an additional $150 million under the February 2011 Repurchase Program.

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

101

The following materials from Chemed Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019 formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) The Condensed Consolidated Balance Sheet, (ii) The Condensed Consolidated Statement of Income, (iii) The Condensed Consolidated Statement of Cash Flows, (iv) The Condensed Statement of Equity, and (v) Notes to the Condensed Consolidated Financial Statements.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019, formatted in iXBRL and contained in Exhibit 101.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Chemed Corporation
(Registrant)

Dated:	November 4, 2019	By:	/s/ Kevin J. McNamara
Kevin J. McNamara
(President and Chief Executive Officer)

Dated:	November 4, 2019	By:	/s/ David P. Williams
David P. Williams
(Executive Vice President and Chief Financial Officer)

Dated:	November 4, 2019	By:	/s/ Michael D. Witzeman
Michael D. Witzeman
(Vice President and Controller)