Form 10-K
period 2019-12-31
CHEMED CORP
filed 2020-02-26
CIK 19584

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☑    ANNUAL REPORT

PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

☐    Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Transition Period from ________ to________

Commission File Number: 1-8351

CHEMED CORPORATION

(Exact name of registrant as specified in its charter)

Delaware

(State or other jurisdiction of incorporation or organization) Suite 2600, 255 East Fifth Street, Cincinnati, Ohio (Address of principal executive offices)	31-0791746 (I.R.S. Employer Identification Number) 45202-4726 (Zip Code)

(513) 762-6690

(Registrant’s Telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of each exchange on which registered
Capital Stock – Par Value $1 Per Share	CHE	New York Stock Exchange

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

The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing price of said stock on the New York Stock Exchange – Composite Transaction Listing on June 28, 2019 ($360.84 per share), was $5,634,515,157.

At February 14, 2020, 16,055,361 shares of Chemed Capital Stock (par value $1 per share) were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Document	Where Incorporated
2019 Annual Report to Stockholders (specified portions) Proxy Statement for Annual Meeting to be held May 18, 2020	Parts I, II, and IV Part III

CHEMED CORPORATION

2019 FORM 10-K ANNUAL REPORT

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

During 2019, Chemed conducted its business operations in two segments: the VITAS segment (VITAS) and the Roto-Rooter segment (Roto-Rooter). VITAS provides hospice and palliative care services to its patients through a network of physicians, registered nurses, home health aides, social workers, clergy and volunteers. Roto-Rooter provides plumbing, drain cleaning, excavation, water restoration and other related services to residential and commercial customers.

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

Financial Information about Industry Segments

The required segment and geographic data for the Company’s continuing operations (as described below) for three years ended December 31, 2017, 2018 and 2019 are shown in Note 5 of the Notes to Consolidated Financial Statements on pages 63-64 of the 2019 Annual Report to Stockholders and are incorporated herein by reference.

Description of Business by Segment

The information called for by this item is included within Note 5 of the Notes to Consolidated Financial Statements appearing on pages 63-64 of the 2019 Annual Report to Stockholders is incorporated herein by reference.

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

Customer Concentration

Roto-Rooter’s business has a large and diverse customer base. Over 90% of VITAS’ revenue is from the United States government through the Medicare program. The loss of a portion or all of our Medicare revenue would have a material adverse effect on the Company.

Competition

Roto-Rooter

All aspects of the sewer, drain and pipe cleaning, plumbing repair, excavation and water restoration businesses are highly competitive. Competition is fragmented in most markets with local and regional firms providing the primary competition. The principal methods of competition are advertising, range of services provided, name recognition, emergency-service availability, speed and quality of customer service, service guarantees, and pricing.

VITAS

Hospice care in the United States is competitive. Plans of care for hospice services are not proprietary. As a result, VITAS competes and differentiates itself primarily on the basis of its ability to deliver quality, responsive services within the requirements of Medicare’s hospice conditions of participation. VITAS is one of the nation’s largest providers of hospice services in an industry dominated primarily by small, non-profit, community-based hospices. Approximately 25% of all hospice providers are not-for-profit. Because the hospice care industry is highly fragmented, VITAS competes with a large number of organizations.

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

Surveys and Audits. Hospice programs are subject to periodic survey by federal and state regulatory authorities and private accrediting entities to ensure compliance with applicable licensing and certification requirements and accreditation standards. Regulators conduct periodic surveys of hospice programs and provide reports containing statements of deficiencies for alleged failure to comply with various regulatory requirements. Survey reports and statements of deficiencies are common in the healthcare industry. In most cases, the hospice program and regulatory authorities will agree upon any steps to be taken to bring the hospice into compliance with applicable regulatory requirements. In some cases, however, a state or federal regulatory authority may take a number of adverse actions against a hospice program, including the imposition of fines, payment suspensions, temporary suspension of admission of new patients to the hospice’s service, or, in extreme circumstances, decertification from participation in the Medicare or Medicaid programs or revocation of the hospice’s license.

CMS has recently started implementing a Targeted Probe and Educate (“TPE”) program, designed to improve compliance in submitting Medicare claims and reduce deficiencies. In the TPE program, a healthcare provider has up to three rounds of review to sufficiently improve results, or the provider may face significant action from CMS. During the rounds of a TPE review, payment of claims subject to the review is delayed.

From time to time VITAS receives survey reports containing statements of deficiencies and sustains related adverse actions. VITAS reviews such reports and takes appropriate corrective action, including where appropriate, appealing the reports and any adverse actions discussed in the reports. VITAS believes that its hospices are in material compliance with applicable licensure and certification requirements. If a VITAS hospice were found to be out of compliance and actions were taken against a VITAS hospice, they could materially adversely affect the hospice’s ability to continue to operate, to provide certain services and to participate in the Medicare and Medicaid programs, which could materially adversely affect VITAS.

Billing Audits/ Claims Reviews. The Medicare program and its Medicare Administrative Contractors and other payors periodically conduct pre-payment or post-payment reviews and other reviews and audits of health care claims, including hospice claims. There is pressure from state and federal governments and other payors to scrutinize health care claims to determine their validity and appropriateness. In order to conduct these reviews, the payor requests documentation from VITAS and then reviews that documentation to determine compliance with applicable rules and regulations, including the eligibility of patients to receive hospice benefits, the appropriateness of the care provided to those patients and the documentation of that care. VITAS’ claims are periodically subject to review and audit. We make appropriate provisions in our accounting records to reduce our revenue for anticipated denial or delay of payment related to these audits and reviews. We believe our hospice programs comply with all payor requirements at the time of billing. However, we cannot predict whether future billing reviews or similar audits by payors will result in material delays, suspensions, denials or reductions in revenue.

Corporate Integrity Agreement. VITAS and certain of its subsidiaries entered into a Corporate Integrity Agreement (“CIA”) with the Office of the Inspector General (“OIG”) on October 30, 2017 in connection with the settlement of a False Claims Act Case. The CIA formalizes various aspects of VITAS’ already existing Compliance Program and contains requirements designed to document ongoing compliance with federal healthcare program requirements. It has a term of five years during which it imposes monitoring, reporting, certification, oversight, screening and training obligations, certain of which had previously been implemented by VITAS. VITAS is currently in year three of its obligations under the CIA. It also requires VITAS to engage an Independent Review Organization to perform auditing and review functions and to prepare reports regarding compliance with federal healthcare programs. In the event of breach of the CIA, VITAS could become liable for payment of stipulated penalties or could be excluded from participation in federal healthcare programs.

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

Overview of Government Payments—General. Over 95% of VITAS’ revenue consisted of payments from the Medicare and Medicaid programs. Such payments are made primarily on a “per diem” basis. Under the per diem reimbursement methodology, VITAS is essentially at risk for the cost of eligible services provided to hospice patients. Profitability is therefore largely dependent upon VITAS’ ability to manage the costs of providing hospice services to patients. Increases in operating costs, such as labor and supply costs that are subject to inflation and other increases, without a compensating increase in Medicare and Medicaid rates, could have a material adverse effect on VITAS’ business in the future. The Medicare and Medicaid programs are increasing pressure to control health care costs and to decrease or limit increases in reimbursement rates for health care services. As with most government programs, the Medicare and Medicaid programs are subject to statutory and regulatory changes, possible retroactive and prospective rate and payment adjustments, administrative rulings, freezes and funding reductions, all of which may adversely affect the level of program payments and could have a material adverse effect on VITAS’ business. VITAS’ levels of revenues and profitability are subject to the effect of legislative and regulatory changes, including possible reductions in coverage or payment rates, increased scrutiny of claims necessitating additional resources to respond, or changes in methods of payment, by the Medicare and Medicaid programs.

Overview of Government Payments – Medicare

Medicare Eligibility Criteria. To receive Medicare payment for hospice services, the hospice medical director and, if the patient has one, the patient’s attending physician, must certify and describe in a brief narrative that the patient has a life expectancy of six months or less if the illness runs its normal course. This determination is made based on the physician’s clinical judgment. Due to the uncertainty of such prognoses, however, it is likely and expected that some percentage of hospice patients will not die within six months of entering a hospice program. The Medicare program (among other third-party payers) recognizes that terminal illnesses often do not follow an entirely predictable course, and therefore the hospice benefit remains available to beneficiaries so long as the hospice physician or the patient’s attending physician continues to certify that the patient’s life expectancy remains six months or less and the patient or patient’s legal representative, continues to maintain the hospice election. Specifically, the Medicare hospice benefit provides for two initial 90 day benefit periods followed by an unlimited number of 60 day periods. In order to qualify for hospice care, a Medicare beneficiary must elect hospice care and waive any right to other Medicare benefits related to his or her terminal illness. A Medicare beneficiary may revoke his or her election of the Medicare hospice benefit at any time and resume receiving regular Medicare benefits. The patient may elect the hospice benefit again at a later date so long as he or she remains eligible. The Medicare program, however, has reaffirmed that Medicare hospice beneficiaries are not limited to six months of coverage and that there is no limit on how long a Medicare beneficiary can continue to receive hospice benefits and services, provided that the beneficiary continues to meet the eligibility criteria under the Medicare hospice program.

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

Routine Home Care. The routine home care rate is paid for each day that a patient is in a hospice program and is not receiving one of the other categories of hospice care. The routine home care rate is a two tiered rate, with a higher rate for the first 60 days of a hospice patient’s care and a lower rate for days 61 and after. In addition there is a Service Intensity Add-on payment which covers direct home care visits conducted by a registered nurse or social worker in the last seven days of a hospice patient’s life, reimbursed up to 4 hours per day in 15 minute increments at the continuous care rate.

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

Continuous Home Care. Continuous home care, which VITAS refers to as “Intensive Comfort Care,” is provided to patients while at home, during periods of crisis when intensive monitoring and care, primarily nursing care, is required in order to achieve palliation or management of acute medical symptoms. Continuous home care requires a minimum of 8 hours of care within a 24 hour day, which begins and ends at midnight. The care must be predominantly nursing care provided by either a registered nurse or licensed practical nurse. While the published Medicare continuous home care rates are daily rates, Medicare actually pays for continuous home care in 15 minute increments. This 15 minute rate is calculated by dividing the daily rate by 96.

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

Medicare Payment for Physician Services. Payment for direct patient care physician services delivered by hospice physicians is billed separately by the hospice to the Medicare Administrative Contractors and paid at the lesser of the actual charge or the Medicare allowable charge for these services. This payment is in addition to the per diem rates VITAS receives for hospice care. Payment for hospice physicians’ administrative and general supervisory activities is included in the daily rates discussed above. Payments for attending physician professional services (other than services furnished by hospice physicians) are not paid to the hospice, but rather are paid directly to the attending physician by the Medicare Administrative Contractors. For fiscal 2019, less than 2% of VITAS’ net revenue was attributable to physician services.

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

Second, Medicare payments to a hospice are also subject to a separate cap based on overall average payments per admission. Any payments exceeding this overall hospice cap must be refunded by the hospice. This cap was set at $29,205.44 per admission for the twelve month period ended on October 31, 2019, increased to $29,964.78 for the twelve month period ending on October 31, 2020, and is adjusted annually to account for inflation. VITAS’ hospices may be subject to future payment reductions or recoupments as the result of this cap.

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

Overview of Government Payments – Medicaid

Medicaid Coverage and Reimbursements. State Medicaid programs are another source of VITAS’ net patient revenue. Medicaid is a state-administered program financed by state funds and federal funds to provide medical assistance to the indigent and certain other eligible persons. For those states that elect to provide a hospice benefit, the Medicaid program is required to pay the hospice at rates at least equal to the rates provided under Medicare and calculated using the same methodology. States maintain flexibility to establish their own hospice election procedures and to limit the number and duration of benefit periods for which they will pay for hospice services. Reimbursement from state Medicaid programs in 2019 accounted for approximately 4% of VITAS’ revenues.

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

On August 6, 2019, the Centers for Medicare and Medicaid Services released the fiscal year 2020 hospice wage index and payment rate update (FY 2020 update). The FY 2020 update includes the normal yearly inflationary increase by level of care plus a rebasing of the continuous care, inpatient care and respite care rates. The rebasing of these levels of care was to reflect non-inflationary changes in providers’ costs over time. The rebasing increased the national average reimbursement rate for continuous care by 39.9% and inpatient care by 34.7%. Respite care is not material to our operations. The rebasing of these levels of care was effective on October 1, 2019.

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

OIG Fraud Alerts, Advisory Opinions and Other Program Guidance. The OIG identifies and seeks to eliminate fraud, abuse and waste in HHS programs. The OIG conducts audits, investigations and inspections and issues public pronouncements identifying practices that may be subject to heightened scrutiny. There have been a number of hospice related audits and reviews conducted. These reviews and recommendations have included:

•Ensuring that Medicare hospice eligibility determinations are made in accordance with the Medicare regulations; and

•Revising the annual cap on hospice benefits to better reflect the cost of care provided.

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

On October 30, 2017, the Company entered into a settlement agreement (the “Settlement Agreement”) to resolve civil litigation under the False Claims Act brought by the United States Department of Justice (“DOJ”) on behalf of the OIG and various relators concerning VITAS, filed in the U.S. District Court of the Western District of Missouri . The Company denied any violation of law and agreed to settlement without admission of wrongdoing.

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

As described above, VITAS and certain of its subsidiaries entered into a CIA with the OIG on October 30, 2017 in connection with the prior settlement of a False Claims Act Case.

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

The Stark Law and State Physician Self-Referral Laws. Section 1877 of the Social Security Act, commonly known as the “Stark Law”, prohibits physicians from referring Medicare or Medicaid patients for “designated health services” to entities in which they hold an ownership or investment interest or with whom they have a compensation arrangement, subject to a number of statutory and regulatory exceptions. Penalties for violating the Stark Law are severe and include:

•Denial of payment;

•Civil monetary penalties of $15,000 per referral or $100,000 for “circumvention schemes;”

•Assessments equal to 200% of the dollar value of each such service provided; and

•Exclusion from the Medicare and Medicaid programs.

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

Civil Monetary Penalties. The Civil Monetary Penalties Statute provides that civil penalties ranging between $20,000 and $100,000 per claim or act may be imposed on any person or entity that knowingly submits improperly filed claims for federal health benefits or that offers or makes payment to induce a beneficiary or provider to reduce or limit the use of health care services or to use a particular provider or supplier. Civil monetary penalties may be imposed for violations of the anti-kickback statute and for the failure to return known overpayments, among other things.

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

At December 31, 2019, the Company’s accrual for its estimated liability for potential environmental cleanup and related costs arising from the 1991 sale of DuBois Chemicals Inc. (“DuBois”) amounted to $1.7 million. Of this balance, $901,000 is included in other liabilities and $826,000 is included in other current liabilities. The Company is contingently liable for additional DuBois-related environmental cleanup and related costs up to a maximum of $14.9 million. On the basis of a continuing evaluation of the Company’s potential liability, and in consultation with the Company’s environmental attorney, management believes that it is not probable this additional liability will be paid. Accordingly, no provision for this contingent liability has been recorded. Although it is not presently possible to reliably project the timing of payments related to the Company’s potential liability for environmental costs, management believes that any adjustments to its recorded liability will not materially adversely affect its financial position or results of operations.

The Company, to the best of its knowledge, is currently in compliance in all material respects with the environmental laws and regulations affecting its operations. Such environmental laws, regulations and enforcement proceedings have not required the Company to make material increases in or modifications to its capital expenditures and they have not had a material adverse effect on sales or net income. Capital expenditures for the purpose of complying with environmental laws and regulations during 2019 and 2020 with respect to continuing operations are not expected to be material in amount; there can be no assurance, however, that presently unforeseen legislative enforcement actions will not require additional expenditures.

Employees

On December 31, 2019, the Company had a total of 16,641 employees.

Acquisitions

In 2019, Roto-Rooter made two separate acquisitions of territories from former franchisees. The territories purchased are primarily located in the southwestern United States, including Los Angeles, Oakland, Dallas, and Phoenix. These acquisitions were part of Roto-Rooter’s ongoing strategy of acquiring franchises to boost productivity, market share and profitability.

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

Competition for skilled employees, particularly licensed plumbers, is intense, and the process of locating and recruiting skilled employees with the combination of qualifications and attributes required to adequately perform plumbing duties can be difficult and lengthy. We cannot assure you that Roto-Rooter will be successful in attracting, retaining or training highly skilled personnel. Roto-

Rooter’s business could be disrupted and its growth and profitability negatively impacted if it is unable to attract and retain skilled employees.

Cybersecurity

In the normal course of business, our information technology systems hold sensitive customer information including names, addresses and partial credit card information.  Additionally, we utilize those same systems to perform our day-to-day activities, such as receiving customer calls, dispatching technicians to jobs and maintaining an accurate record of all transactions.  We have not experienced any known system/data breaches on our information technology systems that compromised customer data or the company’s proprietary data.  We maintain our information technology systems with safeguard protection against cyber-attacks including intrusion detection and protection services, firewalls and virus detection software.  Additionally, on a quarterly basis, we test our information technology systems by using cyber-scanning software and other methods to learn how a successful system/data breach may occur. If a deficiency is detected, our IT staff will log and remediate the deficiency as prescribed by the vendor or manufacturer.  Roto-Rooter has developed and tested a response plan in the event of a successful system/data breach and maintains commercial insurance related to cyber-security.  However, these safeguards do not ensure that a significant system/data breach could not occur.  A successful attack on our information technology systems could have significant consequences to the business including liability for compromised customer information and business interruption.

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

In excess of 95% of VITAS’ net patient service revenue consists of payments from the Medicare and Medicaid programs. Such payments are made primarily on a “per diem” basis, subject to annual reimbursement caps. Because VITAS receives a per diem fee to provide eligible services to all patients, VITAS’ profitability is largely dependent upon its ability to manage the costs of providing hospice services to patients. Increases in operating costs, such as labor and supply costs that are subject to inflation, without a compensating increase in Medicare and Medicaid rates, could have a material adverse effect on VITAS’ business in the future. Additionally, regulators are increasing scrutiny of claims, including through the new TPE program, which may require additional resources to respond to audits, and which may cause additional delays or denials in receiving payments. Medicare and Medicaid currently adjust the various hospice payment rates annually based primarily on the increase or decrease of the hospital wage index basket, regionally adjusted. However, the increases may be less than actual inflation. VITAS’ profitability could be negatively impacted if this adjustment were eliminated or reduced, or if VITAS’ costs of providing hospice services increased more than the annual adjustment. In addition, cost pressures resulting from shorter patient lengths of stay and the use of more expensive forms of palliative care, including drugs and drug delivery systems, could negatively impact VITAS’ profitability. Many payors are increasing pressure to control health care costs. The U.S. federal budget remains in flux, which could, among other things, cut Medicare payments to providers. The Medicare program is frequently mentioned as a target for spending cuts. The full impact on our business of any future cuts in Medicare or other programs is uncertain. In addition, both public and private payors are increasing pressure to decrease, or limit increases in, reimbursement rates for health care services. VITAS’ levels of revenue and profitability will be subject to the effect of possible reductions in coverage or payment rates by third-party payors, including payment rates from Medicare and Medicaid.

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

The healthcare industry is subject to extensive federal, state and local laws, rules and regulations relating to, among others:

•Payment for services;

•Conduct of operations, including fraud and abuse, anti-kickback prohibitions, self-referral prohibitions and false claims;

•Privacy and security of medical records;

•Employment practices; and

•Various state approval requirements, such as facility and professional licensure, certificate of need, compliance surveys and other certification or recertification requirements.

Changes in these laws, rules and regulations or their interpretations or methods of enforcement could reduce VITAS’ net patient service revenue and profitability. VITAS’ ability to comply with such regulations is a key factor in determining the success of its business. See the “Government Regulations” section of this 10-K for a greater description of these matters.

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

Claims Review. The Medicare and Medicaid programs and their Medicare Administrative Contractors and other payors periodically conduct pre-payment or post-payment reviews and other reviews and audits of health care claims, including hospice claims. As a result of such reviews or audits, payments to VITAS could be delayed, suspended, or VITAS could be required to return any amounts found to be overpaid, or amounts found to be overpaid could be recouped through reductions in future payments. There is pressure from state and federal governments and other payors to scrutinize health care claims to determine their validity and appropriateness including the new TPE program. VITAS’ claims are periodically subject to review and audit. We cannot assure you that reviews and/or similar audits of VITAS’ claims will not result in material recoupments, delays, suspensions, denials or other actions that could have a material adverse effect on VITAS’ business, financial condition and results of operations.

Regulation and Provision of Continuous Home Care. VITAS provides continuous home care to patients requiring such care. Continuous home care is provided to allow the patient to remain in their home, during periods of crisis when intensive monitoring and care, primarily nursing care, is required in order to achieve palliation or management of acute medical symptoms. Continuous home care requires a minimum of 8 hours of care within a 24 hour day, which begins and ends at midnight. The care must be predominantly nursing care provided by either a registered nurse or licensed practical nurse.

Continuous home care can be challenging for a hospice to provide for a number of reasons, including the need to have available sufficient skilled and trained staff to furnish such care, the need to manage the staffing and provision of such care, and a shortage of nurses that can make it particularly difficult to attract and retain nurses that are required to furnish a majority of such care. Medicare reimbursement for continuous home care has been calculated by multiplying the applicable continuous home care hourly rate by the number of hours of care provided. If the care was provided for less than 1 hour, Medicare requires reporting in 15 minute increments of care provided, with no rounding.

Medicare reimbursement for continuous home care is subject to a number of requirements posing further challenges for a hospice providing such care. For example, if a patient requires skilled interventions for palliation or symptom management that can be accomplished in less than 8 aggregate hours within the 24 hour period, if the majority of care can be accomplished by someone other than a registered nurse or a licensed practical nurse (e.g., if a majority of care is furnished by a home health aide or homemaker), or if for any reason less than 8 hours of direct care are provided (such as when a patient dies before 8 AM even if 7 or more hours of care has been provided), the care rendered cannot be reimbursed by Medicare at the continuous home care rate (although the care instead may be eligible for Medicare reimbursement at the reduced routine home care day rate). As a result of such requirements, VITAS may incur the costs of providing services intended to be continuous home care services yet be unable to bill or be reimbursed for such services at the continuous home care rate. We cannot assure you that challenges in providing continuous home care will not cause VITAS’ net patient service revenue and profits to materially decline or that reviews and/or similar audits of VITAS’ claims will not result in material recoupments, denials or other actions that could have a material adverse effect on VITAS’ business, financial condition and results of operations.

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

A significant element of VITAS’ growth strategy is expected to include expansion of its business in new and existing markets. This aspect of VITAS’ growth strategy may not be successful, which could adversely impact its growth and profitability. We cannot assure you that VITAS will be able to:

•Identify markets that meet its selection criteria for new hospice locations;

•Hire and retain qualified management teams to operate each of its new hospice locations;

•Manage a large and geographically diverse group of hospice locations;

•Become Medicare and Medicaid certified in new markets;

•Generate sufficient hospice admissions to operate profitably in these new markets;

•Compete effectively with existing hospices in new markets; or

•Obtain state licensure and/or a certificate of need from appropriate state agencies in new markets.

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

Hospice care in the United States is highly competitive. In many areas in which VITAS’ hospices are located, they compete with a large number of organizations, including:

•Community-based hospice providers;

•National and regional companies;

•Hospital-based hospice and palliative care programs;

•Physician groups;

•Nursing homes;

•Home health agencies;

•Infusion therapy companies; and

•Nursing agencies.

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

VITAS and certain of its subsidiaries entered into a CIA with the Office of the OIG on October 30, 2017 in connection with the settlement of a False Claims Act Case. The CIA formalizes various aspects of VITAS’ already existing Compliance Program and contains requirements designed to document compliance with federal healthcare program requirements. It has a term of five years during which it imposes monitoring, reporting, certification, oversight, screening and training obligations, certain of which had previously been implemented by VITAS. It also required VITAS to engage an Independent Review Organization to perform auditing and review functions and to prepare reports regarding compliance with federal healthcare programs. In the event of breach of the CIA, VITAS could become liable for payment of stipulated penalties or could be excluded from participation in federal healthcare programs.

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

Participants in the hospice industry are subject to lawsuits alleging negligence, professional liability, wage and hour or other similar legal theories, many of which involve large claims and significant defense costs. We are also subject to the risk of lawsuits under the False Claims Act and comparable state laws for allegedly submitting fraudulent bills for services to the Medicare and Medicaid programs and other federal and state healthcare programs. These lawsuits, which may be initiated by “whistleblowers” can involve significant monetary damages, fines, attorneys’ fees and the award of bounties to private qui tam plaintiffs. From time to time, VITAS is subject to such claims and other types of lawsuits. See the description below under Legal Proceedings. The ultimate liability for claims, if any, could have a material adverse effect on its financial condition or operating results. Although VITAS currently maintains liability insurance intended to cover certain claims, we cannot assure you that the coverage limits of such insurance policies will be adequate or that all such claims will be covered by the insurance. In addition, VITAS’ insurance policies must be renewed annually and may be subject to cancellation during the policy period. While VITAS has been able to obtain liability insurance in the past, such insurance varies in cost, and may not be available in the future on terms acceptable to VITAS, if at all.

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

VITAS’ headquarters and a significant portion of its operations are in south Florida

The occurrence of a natural disaster in any region that VITAS has significant operations could have a negative impact on the business. VITAS’ headquarters are located in Miami, Florida. In addition, two of our largest programs and an office complex are in south Florida. The location of our headquarters and these large programs increases our exposure to hurricanes. A major hurricane in south Florida could impede our ability to bill for our services, operate our businesses and serve our patients in the affected area. VITAS maintains a disaster recovery program to mitigate this risk; however, natural disasters could have an adverse effect on our future operating performance.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

The Company’s corporate offices and the headquarters for Roto-Rooter are located in Cincinnati, Ohio. Roto-Rooter has manufacturing and distribution center facilities in West Des Moines, Iowa and has 234 leased and owned office and service facilities in 32 states. VITAS, headquartered in Miami, operates 48 programs from 172 leased and owned facilities and 27 inpatient units in 17 states and the District of Columbia.

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

On October 30, 2017, the Company entered into a settlement agreement (the “Settlement Agreement”) to resolve civil litigation under the False Claims Act brought by the United States Department of Justice (“DOJ”) on behalf of the OIG and various relators concerning VITAS, filed in the U.S. District Court of the Western District of Missouri. The Company denied any violation of law and agreed to settlement without admission of wrongdoing.

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

The Seper and Chhina cases were consolidated in Los Angeles County Superior Court; Chhina was dismissed as a separate action and joined with Seper in the filing of amended complaint on August 28, 2018, in which both Chhina and Seper were identified as named plaintiffs. Discovery in the remaining cases was stayed as to class claims and each court was advised of the pendency of the consolidated Seper/Chhina action. The parties engaged in a mediation process beginning in October 2018 and concluded with an agreement in March 2019. The settlement amount, subject to court approval, is $5.75 million plus employment taxes. As of December 31, 2019, $6.0 million was accrued in the accompanying Consolidated Balance Sheet. The definition of the class to participate in the settlement is intended to cover claims raised in the consolidated Seper/Chhina matter, claims raised in Phillips and Moore, as well as any class claims in Williams. On January 28, 2020, the court granted preliminary approval of the settlement. A notice of the proposed settlement will be sent to the members of the class by the class claims administrator. The court has set the date for the final approval of the settlement hearing for May 21, 2020.

Alfred Lax (“Lax”), a current employee of Roto-Rooter Services Company (“RRSC”), was hired in RRSC’s Menlo Park branch in 2007. On November 30, 2018, Lax filed a class action lawsuit in Santa Clara County Superior Court alleging (1) failure to provide or compensate for required rest breaks; (2) failure to properly pay for all hours worked; (3) failure to provide accurate wage statements; (4) failure to reimburse for work-related expenses; and (5) unfair business practices. Lax stated these claims as a representative of a class defined as all service technicians employed by RRSC in California during the four years preceding the filing of the complaint. He seeks a determination that the action may proceed and be maintained as a class action and for compensatory and statutory damages (premium payments for missed rest periods, uncompensated rest periods, wages for time allegedly not paid such as travel time, repair time, and vehicle maintenance time, and unreimbursed expenses), penalties and restitutions, pre- and post-judgement interest and attorneys’ fees and costs. The lawsuit is, Alfred Lax on behalf of himself and all others similarly situated v. Roto-Rooter Services Company, and Does 1 through 50 inclusive; Santa Clara County Superior Court Case Number 18CV338652.

The Company is not able to reasonably estimate the probability of loss or range of loss for any of these lawsuits at this time, with the exception of Seper/Chhina, Phillips and Moore, and the class claims in Williams.

The Company intends to defend vigorously against the allegations in the above lawsuit. Regardless of the outcome of any of the preceding matters, dealing with the various regulatory agencies and opposing parties can adversely affect us through defense costs, potential payments, withholding of governmental funding, diversion of management time, and related publicity. Although the Company intends to defend them vigorously, there can be no assurance that those suits will not have a material adverse effect on the Company.

Item 4. Mine Safety Disclosures

None

Executive Officers of the Company

Name	Age	Office	First Elected
Kevin J. McNamara	66	President and Chief Executive Officer	August 2, 1994 (1)
David P. Williams	59	Executive Vice President and Chief Financial Officer	March 5, 2004 (2)
Spencer S. Lee	64	Executive Vice President	May 15, 2000 (3)
Nicholas M. Westfall	41	Executive Vice President	June 16, 2016 (4)
Naomi C. Dallob	66	Vice President and Chief Legal Officer	May 4, 1987 (5)

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

Each executive officer holds office until the annual election at the next annual organizational meeting of the Board of Directors of the Company which is scheduled to be held on May 18, 2020.

PART II

Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company has historically paid cash dividends quarterly. However, future dividends are dependent upon the Company’s earnings and financial condition, compliance with certain debt covenants and other factors not presently determinable.

As of February 14, 2020, there were approximately 1,515 stockholders of record of the Company’s Capital Stock. This number only includes stockholders of record and does not include stockholders with shares beneficially held in nominee name or within clearinghouse positions of brokers, banks or other institutions.

During 2019, the number of shares of Capital Stock repurchased by the Company, the weighted average price paid for each share, the cumulative shares repurchased under each program and the dollar amounts remaining under each program were as follows:

Company Purchase of Shares of Capital Stock

	Total Number	Weighted Average	Cumulative Shares	Dollar Amount
	of Shares	Price Paid Per	Repurchased Under	Remaining Under
	Repurchased	Share	the Program	The Program

February 2011 Program
January 1 through January 31, 2019	-	$-	8,376,864	$46,649,495
February 1 through February 28, 2019	91,893	327.84	8,468,757	166,522,918
March 1 through March 31, 2019	58,107	329.10	8,526,864	$147,399,943

First Quarter Total	150,000	$328.33

April 1 through April 30, 2019	-	$-	8,526,864	$147,399,943
May 1 through May 31, 2019	69,009	328.59	8,595,873	124,723,950
June 1 through June 30, 2019	-	-	8,595,873	$124,723,950

Second Quarter Total	69,009	$328.59

July 1 through July 31, 2019	-	$-	8,595,873	$124,723,950
August 1 through August 31, 2019	-	-	8,595,873	124,723,950
September 1 through September 30, 2019	-	-	8,595,873	$124,723,950

Third Quarter Total	-	$-

October 1 through October 31, 2019	-	$-	8,595,873	$124,723,950
November 1 through November 30, 2019	50,000	414.11	8,645,873	104,018,683
December 1 through December 31, 2019	-	-	8,645,873	$104,018,683

Fourth Quarter Total	50,000	$414.11

In February, 2019, our Board of Directors authorized an additional $150 million under February 2011 Repurchase Program.

As of December 31, 2019, the number of stock options and performance share units outstanding under the Company’s equity compensation plans, the weighted average exercise price of outstanding options, and the number of securities remaining available for issuance were as follows:

EQUITY COMPENSATION PLAN INFORMATION

	Number of securities to be issued upon exercise of outstanding warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column)
Plan Category

Equity compensation plans approved by stockholders (1)	1,249,660	$243.93	1,258,435

________________

(1)          Amount includes 43,712 shares allocated to certain employees which vest upon attainment of specified earnings per share targets and specified total shareholder return targets.

Comparative Stock Performance

The graph below compares the yearly percentage change in the Company’s cumulative total stockholder return on Capital Stock (as measured by dividing (i) the sum of (A) the cumulative amount of dividends for the period December 31, 2014, to December 31, 2019, assuming dividend reinvestment, and (B) the difference between the Company’s share price at December 31, 2014 and December 31, 2019; by (ii) the share price at December 31, 2014) with the cumulative total return, assuming reinvestment of dividends, of the (1) S&P 500 Stock Index and (2) Dow Jones Industrial Diversified Index.

December 31	2014	2015	2016	2017	2018	2019
Chemed Corporation	100.00	142.75	153.99	234.56	274.45	427.00
S&P 500	100.00	101.38	113.51	138.29	132.23	173.86
Dow Jones Diversified Industrials	100.00	112.84	125.21	116.95	87.62	111.19

Item 6. Selected Financial Data

The information called for by this Item for the five years ended December 31, 2019 is set forth on page 78 of the 2019 Annual Report to Stockholders and is incorporated herein by reference.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information called for by this Item is set forth on pages 82 through 106 of the 2019 Annual Report to Stockholders and is incorporated herein by reference.

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

The market value of the Company’s long-term debt at December 31, 2019 is approximately $90.0 million which equals the carrying value as all outstanding debt is at a variable interest rate.

Item 8. Financial Statements and Supplementary Data

The consolidated financial statements, together with the report thereon of PricewaterhouseCoopers LLP dated February 26, 2020, appearing on pages 42 through 75 of the 2019 Annual Report to Stockholders, along with the Supplementary Data (Unaudited Summary of Quarterly Results) appearing on pages 76-77, are incorporated herein by reference.

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

Management’s Report on Internal Control Over Financial Reporting

Refer to Management’s Report on Internal Control over Financial Reporting and Report of Independent Registered Public Accounting Firm on pages 42 through 45 of the Company’s 2019 Annual Report to Stockholders, which are incorporated herein by reference.

Changes in Internal Control Over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act during the Company’s fiscal quarter ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The directors of the Company are:

Kevin J. McNamara

Joel F. Gemunder

Patrick P. Grace

Thomas C. Hutton

Walter L. Krebs

Andrea R. Lindell

Thomas P. Rice

Donald E. Saunders

George J. Walsh III

Frank E. Wood

The additional information required under this Item is set forth in the Company’s 2020 Proxy Statement and in Part I hereof under the caption “Executive Officers of the Registrant” and is incorporated herein by reference.

The Company has adopted a Code of Ethics that applies to the Company’s principal executive officer, principal financial officer, principal accounting officer, directors and employees. A copy of this Code of Ethics is incorporated with this report as Exhibit 14 and it is also posted on the Company’s Web site, www.chemed.com.

Item 11. Executive Compensation

Information required under this Item is set forth in the Company’s 2020 Proxy Statement, which is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required under this Item is set forth in the Company’s 2020 Proxy Statement, which is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions and Director Independence.

Information required under this Item is set forth in the Company’s 2020 Proxy Statement, which is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

Audit Fees

PricewaterhouseCoopers LLP charged the Company $2,200,000 for 2018 and $2,297,000 for 2019. These fees were for professional services rendered for the integrated audit of the Company’s annual financial statements and of its internal control over financial reporting, review of the financial statements included in the Company’s Forms 10-Q and review of documents filed with the SEC.

Audit-Related Fees

PricewaterhouseCoopers LLP charged the Company $141,000 and $148,000 for 2018 and 2019, respectively, for audit-related services. These services were related primarily to the audit of one of VITAS’ Florida subsidiaries.

Tax Fees

No such services were rendered in 2018 or 2019.

All Other Fees

No such other services were rendered in 2018 or 2019.

The Audit Committee has adopted a policy which requires the Committee’s pre-approval of audit and non-audit services performed by the independent auditor to assure that the provision of such services does not impair the auditor’s independence. The Audit Committee pre-approved all of the audit and non-audit services rendered by PricewaterhouseCoopers LLP as listed above.

PART IV

Item 15	Exhibits and Financial Statement Schedule
Exhibits
3.1	Certificate of Incorporation of Chemed Corporation.*

3.2	Certificate of Amendment to Certificate of Incorporation, dated May 15, 2006.*

3.3	By-Laws of Chemed Corporation, as amended February 17, 2017.*

4.1	Description of Securities.

10.1	2006 Stock Incentive Plan, as amended August 11, 2006.*,**

10.2	2010 Stock Incentive Plan.*,**

10.3	2015 Stock Incentive Plan*,**

10.4	2018 Stock Incentive Plan*,**

10.5	Employment Agreement with David P. Williams dated December 1, 2006.*,**

10.6	First Amendment to Employment Agreement with David P. Williams dated July 9, 2009.*,**

10.7	Consulting Agreement with Timothy S. O'Toole dated June 16, 2016.*,**

10.8	Employment Agreement with Kevin J. McNamara dated May 3, 2008.*,**

10.9	First Amendment to Employment Agreement with Kevin J. McNamara dated July 9, 2009.*,**

10.10	Excess Benefits Plan, as restated and amended, effective June 1, 2001.*,**

10.11	Amendment No. 1 to Excess Benefits Plan, effective July 1, 2001.*,**

10.12	Amendment No. 2 to Excess Benefits Plan, effective November 7, 2003.*,**

10.13	Non-Employee Directors’ Deferred Compensation Plan.*,**

10.14	Chemed/Roto-Rooter Savings & Retirement Plan, effective January 1, 1999.*,**

10.15	First Amendment to Chemed/Roto-Rooter Savings & Retirement Plan, effective September 6, 2000.*,**

10.16	Second Amendment to Chemed/Roto-Rooter Savings & Retirement Plan, effective January 1, 2001.*,**

10.17	Third Amendment to Chemed/Roto-Rooter Savings & Retirement Plan, effective December 12, 2001.*,**

10.18	Directors Emeriti Plan.*,**

10.19	Chemed Corporation Change in Control Severance Plan, as amended August 3, 2018.*,**

10.20	Chemed Corporation Senior Executive Severance Policy, as amended August 3, 2018*,**

10.21	Roto-Rooter Deferred Compensation Plan No. 1, as amended January 1, 1998.*,**

10.22	Roto-Rooter Deferred Compensation Plan No. 2.*,**

10.23	Form of Performance-Based Restricted Stock Units Award*,**

10.24	Form of Stock Option Grant, pre-2013.*,**

10.25	Form of Stock Option Grant, 2013.*,**

10.26	Form of Stock Option Grant, 2015. *,**

10.27	Form of Stock Option Grant, 2018. *,**

10.28

Settlement Agreement, effective October 30, 2017 by and among the United States of America, acting through the United States Department of Justice and on behalf of the Office of the Inspector General of the Department of Health and Human Services, VITAS Hospice Services, L.L.C., VITAS Healthcare Corporation, VITAS Healthcare Corporation of California, VITAS Healthcare Corporation of Illinois, VITAS Healthcare Corporation of Florida, Vitas Healthcare Corporation of Ohio, VITAS Healthcare Corporation of Atlantic, VITAS Healthcare of Texas, L.P., VITAS Healthcare Corporation Midwest, VITAS Healthcare Corporation of Georgia, Chemed Corporation, and the various Relators named therein.*

10.29

Corporate Integrity Agreement, effective October 30, 2017 between the Office of Inspector General of the Department of Health and Human Services and VITAS Hospice Services, L.L.C., VITAS Healthcare Corporation, VITAS Healthcare Corporation of California, VITAS Healthcare Corporation of Illinois, VITAS Healthcare Corporation of Florida, VITAS Healthcare Corporation of Ohio, VITAS Healthcare Corporation of Atlantic, VITAS Healthcare of Texas, L.P., VITAS Healthcare Corporation Midwest and VITAS Healthcare Corporation of Georgia.*

10.30		Fourth Amended and Restated Credit Agreement by and among Chemed Corporation, JP Morgan Chase Bank NA, and other lenders as of June 30, 2018, exhibits and schedules thereto.*

13		2019 Annual Report to Stockholders.

14		Policies on Business Ethics of Chemed Corporation

21		Subsidiaries of Chemed Corporation.

23		Consent of Independent Registered Public Accounting Firm.

24		Powers of Attorney.

31.1		Certification by Kevin J. McNamara pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act of 1934.

31.2		Certification by David P. Williams pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act of 1934.

31.3		Certification by Michael D. Witzeman pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act of 1934.

32.1		Certification by Kevin J. McNamara pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2		Certification by David P. Williams pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.3		Certification by Michael D. Witzeman pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS		XBRL Instance Document*

101.SCH		XBRL Extension Schema*

101.CAL		XBRL Taxonomy Extension Calculation Linkbase*

101.DEF		XBRL Taxonomy Extension Definition Linkbase*

101.LAB		XBRL Taxonomy Extension Label Linkbase*

101.PRE		XBRL Taxonomy Extension Presentation Linkbase*
	*	This exhibit is being filed by means of incorporation by reference (see Index to Exhibits on page E-1). Each other exhibit is being filed with this Annual Report on Form 10-K.
	**	Management contract or compensatory plan or arrangement.
Financial Statement Schedule
See Index to Financial Statements and Financial Statement Schedule on page S-1.

Item 16. Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

February 26, 2020	CHEMED CORPORATION

	By	/s/ Kevin J. McNamara
Kevin J. McNamara
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

6
3
Signature	Title		Date
/s/ Kevin J. McNamara Kevin J. McNamara	President and Chief Executive Officer and a Director (Principal Executive Officer)
/s/ David P. Williams David P. Williams	Executive Vice President and Chief Financial Officer (Principal Financial Officer)
/s/ Michael D. Witzeman Michael D. Witzeman	Vice President and Controller (Principal Accounting Officer)		February 26, 2020
Joel F. Gemunder* Patrick P. Grace* Thomas C. Hutton* Walter L. Krebs* Andrea R. Lindell*	Thomas P. Rice* Donald E. Saunders* George J Walsh III* Frank E. Wood*	--Directors

*     Naomi C. Dallob by signing her name hereto signs this document on behalf of each of the persons indicated above pursuant to powers of attorney duly executed by such persons and filed with the Securities and Exchange Commission.

February 26, 2020			/s/ Naomi C. Dallob
Date			Naomi C. Dallob
(Attorney-in-Fact)

CHEMED CORPORATION AND SUBSIDIARY COMPANIES

INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

2017, 2018 AND 2019

Page(s)

Chemed Corporation Consolidated Financial
Statements and Financial Statement Schedule

Report of Independent Registered Public Accounting Firm	43*
Consolidated Statements of Income	46*
Consolidated Balance Sheets	47*
Consolidated Statements of Cash Flows	48*
Consolidated Statements of Changes in Stockholders’ Equity	49*
Notes to Consolidated Financial Statements	50*

Report of Independent Registered Public Accounting Firm on Financial Statement Schedule	33
Schedule II – Valuation and Qualifying Accounts	34

________________

*Indicates page numbers in Chemed Corporation 2019 Annual Report to Stockholders

The consolidated financial statements of Chemed Corporation listed above, appearing in the 2019 Annual Report to Stockholders, are incorporated herein by reference. The Financial Statement Schedule should be read in conjunction with the consolidated financial statements listed above. Schedules not included have been omitted because they are not applicable or the required information is shown in the financial statements or notes thereto as listed above.

Report of Independent Registered Public Accounting Firm on

Financial Statement Schedule

To the Board of Directors and Stockholders of Chemed Corporation

Our audits of the consolidated financial statements referred to in our report dated February 26, 2020, which included a paragraph describing a change in the manner of accounting for revenues from contracts with customers in 2018, appearing in the 2019 Annual Report to Stockholders of Chemed Corporation (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the accompanying schedule of valuation and qualifying accounts for each of the three years in the period ended December 31, 2019. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PricewaterhouseCoopers LLP

Cincinnati, Ohio

February 26, 2020

					SCHEDULE II

CHEMED CORPORATION AND SUBSIDIARY COMPANIES
VALUATION AND QUALIFYING ACCOUNTS ( c)
(IN THOUSANDS)
DR/(CR)

		ADDITIONS
		(CHARGED)
		CREDITED	(CHARGED)
	BALANCE AT	TO COSTS	CREDITED		BALANCE
	BEGINNING	AND	TO OTHER	DEDUCTIONS	AT END
DESCRIPTION	OF PERIOD	EXPENSES	ACCOUNTS	(a)	OF PERIOD
Allowances for doubtful
accounts (b)

For the year 2019	$(253)	$(116)	$-	$16	$(353)
For the year 2018	$(15,175)	$(247)	$(1,436)	$16,605	$(253)
For the year 2017	$(14,236)	$(17,376)	$(1,360)	$17,797	$(15,175)

(a)With respect to allowances for doubtful accounts, deductions include accounts considered uncollectible or written off, payments companies divested, etc.

(b)Classified in consolidated balance sheets as a reduction of accounts receivable.

(c)Beginning on January 1, 2018, in accordance with ASU 2014-09, Revenue with Contracts with Customers, revenue reductions resulting from implicit price concessions are recorded as a net reduction in accounts receivable. The remaining allowance for doubtful accounts relates to amounts deemed uncollectible due to an adverse change in our customer’s ability to pay. See Footnote 2 to the Company’s Consolidated Financial Statements for a full description.

(d)

INDEX TO EXHIBITS

			Page Number
			or
			Incorporation by Reference

Exhibit		File No. and	Previous
Number		Filing Date	Exhibit No.

3.1	Certificate of Incorporation of	Form S-3	4.1
	Chemed Corporation	Reg. No. 33-44177
		11/26/91

3.2	Certificate of Amendment to Certificate	Form 8-K	3.1
	Incorporation, dated May 15, 2006	5/16/06

3.3	By-Laws of Chemed Corporation	Form 8-K	3.1
	as amended February 17, 2017	2/17/17

4.1	Description of Securities	*

10.1	2006 Stock Incentive Plan,	Form 10-Q	10.1
	as amended August 11, 2006	8/14/06, **

10.2	2010 Stock Incentive Plan	Form 8-K	99.1
		5/18/10, **

10.3	2015 Stock Incentive Plan	Form S-8	4.5
		7/15/15, **

10.4	2018 Stock Incentive Plan	Form S-8	4.5
		5/23/18, **

10.5	Employment Agreement with David	Form 8-K	10.01
	P. Williams dated December 1, 2006	12/1/06, **

10.6	First Amendment to Employment	Form 10-Q	10.2
	Agreement with David P. Williams	10/30/09, **
	dated July 9, 2009.

10.7	Employment Agreement with	Form 8-K	10.02
	Timothy S. O’Toole dated	5/7/07, **
	May 6, 2007.

10.8	First Amendment to Employment	Form 10-Q	10.3
	Agreement with Timothy S.	10/30/09, **
	O’Toole dated July 9, 2009.

10.9	Consulting Agreement with	Form 8-K	10.1
	Timothy S. O’Toole dated	6/8/16, **
	June 16, 2016.

10.10	Employment Agreement with	Form 8-K	10.01
	Kevin J. McNamara dated	5/6/08,**
	May 3, 2008.

10.11	First Amendment to Employment	Form 10-Q	10.1
	Agreement with Kevin J.	10/30/09, **
	McNamara dated July 9, 2009.

10.12	Excess Benefits Plan, as restated	Form 10-K	10.24
	and amended, effective June 1, 2001	3/12/04, **

10.13	Amendment No. 1 to Excess Benefits	Form 10-K	10.25
	Plan, effective July 1, 2002	3/12/04, **

10.14	Amendment No. 2 to Excess Benefits	Form 10-K	10.26
	Plan, effective November 7, 2003	3/12/04, **

10.15	Non-Employee Directors' Deferred	Form 10-K	10.10
	Compensation Plan	3/24/88, **

10.16	Chemed/Roto-Rooter Savings &	Form 10-K	10.25
	Retirement Plan, effective	3/25/99, **
	January 1, 1999

10.17	First Amendment to Chemed/	Form 10-K	10.22
	Roto-Rooter Savings & Retirement	3/28/02, **
	Plan effective September 6, 2000

10.18	Second Amendment to Chemed/	Form 10-K	10.23
	Roto-Rooter Savings & Retirement	3/28/02, **
	Plan effective January 1, 2001

10.19	Third Amendment to Chemed/	Form 10-K	10.24
	Roto-Rooter Savings & Retirement	3/28/02, **
	Plan effective December 12, 2001

10.20	Directors Emeriti Plan	Form 10-Q	10.11
		5/12/88, **

10.21	Change in Control Severance	Form 10-K	10.19
	Plan as amended August 3, 2018.	2/27/19,**

10.22	Senior Executive Severance	Form 10-K	10.20
	Policy as amended August 3, 2018.	2/27/19,**

10.23	Roto-Rooter Deferred Compensation	Form 10-K	10.37
	Plan No. 1, as amended January 1, 1998	3/28/01, **

10.24	Roto-Rooter Deferred Compensation	Form 10-K	10.38
	Plan No. 2	3/28/01, **

10.25	Form of Performance Based Restricted	Form 10-K	10.32
	Stock Unit Award	2/27/14, **

10.26	Form of Stock Option Grant Pre-2013	Form 10-K	10.51
		3/28/05, **

10.27	Form of Stock Option Grant – 2013	Form 10-K	10.35
		2/27/14, **

10.28	Form of Stock Option Grant – 2015	Form 10-K	10.30
		2/26/16,**

10.29	Form of Stock Option Grant - 2018	*

10.30	Settlement Agreement, effective October 30, 2017	Form 8-K	10.01
	by and among the United States of America,	11/2/17
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
Linkbase

_____________

* Filed herewith.

** Management contract or compensatory plan or arrangement.

EXHIBIT 4.1

Description of the Company’s Capital Stock

The following description of Chemed Corporation’s capital stock is based on and qualified by the Company’s Certificate of Incorporation, as amended (the “Certificate of Incorporation”), and our By-laws, as amended (the “By-laws”). This description does not purport to be complete, or to give full effect to the provisions of statutory or common law, and is subject to, and qualified in its entirety by reference to, the terms of our Certificate of Incorporation and our Bylaws, both of which are filed as exhibits to this Annual Report on Form 10-K.

General

Our Certificate of Incorporation authorizes the issuance of 80,000,000 shares of capital stock, par value $1.00 per share. Our Certificate of Incorporation does not authorize the issuance of shares of preferred stock. As of February 14, 2020, we had 16,055,361 shares of capital stock outstanding.

The capital stock is listed on the New York Stock Exchange under the ticker symbol “CHE.”

Rights of Holders of Our Capital Stock

Our stockholders are entitled to one vote for each share of our capital stock held of record on all matters on which stockholders are entitled or permitted to vote. Our Board of Directors is not classified, and our capital stock does not have cumulative voting rights in the election of directors. As a result, the holders of a majority of the shares of our capital stock voting for the election of directors can elect all the directors standing for election. Holders of our capital stock are entitled to receive dividends out of legally available funds when and if declared from time to time by our Board of Directors. In the event of our liquidation, dissolution or winding up, the holders of our capital stock will be entitled to share ratably in all assets remaining after payment of liabilities. Our capital stock has no preemptive, subscription or conversion rights, and there are no redemption or sinking fund provisions in our Certificate of Incorporation. The outstanding shares of our capital stock are fully paid and nonassessable.

Anti-takeover Effects of Our Certificate of Incorporation and By-laws and Delaware Law

Some provisions of Delaware law, the Certificate of Incorporation and By-laws could make certain extraordinary corporate transactions involving the Company more difficult. These provisions are summarized below:

Stockholder Meetings

Under the By-laws, only our Chairman, Chief Executive Officer, President, and the Secretary may call special meetings of our stockholders, and are required to call a special meeting upon the proper request of the Board of Directors or stockholders who in the aggregate beneficially own at least 25% of the voting power of all outstanding shares of our capital stock.

Requirements for Advance Notification of Stockholder Nominations and Proposals

The By-laws establish advance notice procedures with respect to stockholder proposals and nomination of candidates for election as directors other than nominations made by or at the direction of the Board.

Delaware Anti-takeover Law

The Company is a Delaware corporation that is subject to Section 203 of the Delaware General Corporation Law. Section 203 provides in general that a stockholder acquiring more than 15% of the outstanding voting stock of a corporation subject to Section 203, but less than 85% of such stock may not engage in a “Business Combination” (as defined in Section 203, including a merger, asset sale, or other transaction resulting in a financial benefit to a stockholder), with the corporation for a period of three years from the date on which that stockholder became an “Interested Stockholder” unless (i) prior to such date, the corporation’s board of directors approved either the Business Combination or the transaction in which the stockholder became an Interested Stockholder, or (ii) the Business Combination is approved by the corporation’s board of directors and authorized by the holders of at least 66% of the outstanding voting stock of the corporation not owned by the Interested Stockholder. We have not opted out of Section 203.

Exhibit 10.29

Chemed Corporation

Form of Stock Option Grant - 2019

Name

Address

City, State ZIP Code

Dear ,

In accordance with the 2018* Stock Incentive Plan (the “Plan”) of Chemed Corporation (the “Corporation”), you are hereby granted an option to purchase 2018 shares of the capital stock, par value $1.00 per share, of the Corporation upon the following terms and conditions.

(1) The purchase price shall be $_______per share. Payment thereof shall be made in cash or, subject to the next sentence, by delivery to the Corporation of shares of capital stock of the Corporation which shall be valued at their Fair Market Value on the date of exercise, or in a combination of cash and such shares. Your right to pay the purchase price, in whole or in part, by delivery to the Corporation of shares of capital stock of the Corporation is expressly subject to temporary or permanent revocation or withdrawal at any time and from time to time by action of the Board of Directors of the Corporation without any requirement that advance notice of such revocation or withdrawal be given to you.

(2) Subject to the provisions of paragraphs (3) and (7), this option is exercisable in whole or in part at any time and from time to time as follows:

__________ Shares on or after October 29, 2020

__________ Shares on or after October 29, 2021

__________ Shares on or after October 29, 2022

Once an installment becomes exercisable, it may be exercised at any time in whole or part until the expiration or termination of this option. Neither this option nor any right hereunder may be assigned or transferred by you, except by will, the laws of descent and distribution, pursuant to a qualified Domestic Relations order, or to a permitted transferee. It may be exercised during your life only by you or by a permitted transferee. Within fifteen (15) months after your death it may be exercised only by your estate, by a permitted transferee, or by a person who acquired the right to exercise the option by bequest or inheritance or by reason of your death. At the time of each exercise of this option, you or the person or persons exercising the option shall, if requested by the Corporation, give assurances, satisfactory to counsel to the Corporation, that the shares are being acquired for investment and not with a view to resale or distribution thereof and assurances in respect of such other matters as the Corporation may deem desirable to assure compliance with all applicable legal requirements.

(3) This option, to the extent that it shall not have been exercised, shall terminate when you cease to be an employee of the Corporation or a subsidiary, unless you cease to be an employee because of your resignation with the consent of the Committee or because of your death, incapacity or retirement under a retirement plan of the Corporation or a subsidiary. If you cease to be an employee because of such resignation, this option shall terminate upon the expiration of three months after you cease to be an employee, except as provided in the next sentence. If you cease to be an employee because of your death, incapacity or retirement under a retirement plan of the Corporation or a subsidiary, or if you cease to be an employee because of your resignation with the consent of the Committee and die during the three-month period referred to in the preceding sentence, this option shall terminate fifteen (15) months after you ceased to be an employee. Where this option is exercised more than three months after termination of employment, as aforesaid, only those installments which shall have become exercisable prior to the expiration of three months after you ceased to be an employee, whether by death or otherwise, may be exercised. A leave of absence for military or governmental service or for other purposes shall not, if approved by the Committee be deemed a termination of employment within the meaning of this paragraph (3), provided, however, that this option may not be exercised during any such leave of absence. Notwithstanding the foregoing provisions of this paragraph (3) or any provision of the Plan, this option shall not be exercisable after the expiration of five years from the date this option is granted.

(4) Upon the occurrence of a Change in Control (as defined in the Chemed Corporation Change in Control Severance Plan, the “CIC Severance Plan”), the Corporation shall cause the surviving entity to issue replacement options or stock appreciation rights in the surviving entity’s common stock (“Replacement Award”). Such Replacement Award shall provide you with substantially the same economic value and benefits as provided by this option, including (i) an aggregate purchase price equal to the aggregate purchase price of this option, (ii) an aggregate spread determined immediately after such Change in Control equal to the aggregate spread of this option as determined immediately prior to such Change in Control, and (iii) a ratio of purchase price to the Fair Market Value of the shares subject to such Replacement Award, as determined immediately after the Change in Control, that is equal to the ratio of the purchase price of this option to the Fair Market Value of the Corporation’s Capital Stock, as determined immediately prior to the Change in Control. Notwithstanding anything to the contrary contained herein, the substitution of the Replacement Award for this option shall be done in a manner that complies with Section 409A of the Code. To the extent such Replacement Award is not fully exercisable, it shall become exercisable on the date this option would otherwise have become exercisable under the terms of this option, subject to your continued employment with the surviving or successor entity through such date, provided, however, that such Replacement Award will become exercisable immediately if your employment is terminated by the surviving or successor entity without Cause or by you for Good Reason (as defined in the CIC Severance Plan). Such Replacement Award shall become exercisable immediately prior to any transaction with respect to the surviving or successor entity (or parent or subsidiary company thereof) of substantially similar character to a Change in Control. Upon such substitution, this option shall terminate and be of no further force and effect, provided however that if such Replacement Award is not issued for any reason or if the common stock of the surviving entity is not publicly traded on a United States exchange at the date of the Change in Control, then this option shall become exercisable in full upon the occurrence of the Change in Control. By accepting this grant, you explicitly agree that, to the extent there is a conflict between the terms of this Section 4 and the CIC Severance Plan or the Plan, the terms of this Section 4 shall apply.

(5) The number and class of shares or other securities covered by this option and the price to be paid therefore shall be subject to adjustment as, and under the circumstances, provided in Section 8 of the Plan.

(6) This option may be exercised only by serving written notice on the Secretary or Treasurer of the Corporation. The Corporation shall deliver the shares to you against payment; provided, however, no share shall be issued or transferred pursuant to this option unless and until all legal requirements applicable to the issuance or transfer of such shares have, in the opinion of the counsel to the Corporation, been complied with. Any Federal, state or local withholding taxes applicable to any compensation you may realize by reason of the exercise of the option or any subsequent disposition of the shares acquired on exercise shall, upon request, be remitted to the Corporation or the subsidiary by which you are employed at the time of exercise or sale, as the case may be. You shall have the rights of a stockholder only as to stock actually delivered to you.

(7) If you are or become an employee of a subsidiary, the Corporation’s obligations hereunder shall be contingent on the approval of the Plan and this option by the subsidiary and the subsidiary’s agreement that (a) the Corporation may administer the Plan on its behalf, and (b) upon the exercise of the option, it will purchase from the Corporation the shares subject to the exercise at their Fair Market Value on the date of exercise, such shares to be then transferred by the subsidiary to the holder of this option upon payment by the holder of the purchase price to the subsidiary. Where appropriate, such approval and agreement of the subsidiary shall be indicated by its signature below. The obligation of the subsidiary so undertaken may be waived by the Corporation.

(8) The Plan is hereby incorporated by reference. Each term which is defined in the Plan and used in this option shall have the same meaning in this option as it has in the Plan. This option is granted subject to the Plan and, unless otherwise stated herein, shall be construed to conform to the Plan. The Corporation may cancel, forfeit or recoup any rights or benefits of, or payments to, you hereunder, including but not limited to any Capital Stock issued by the Corporation upon exercise of this option or the proceeds from the sale of any such Capital Stock, under any current or future compensation recovery policy that it may establish and maintain from time to time to meet listing requirements that may be imposed in connection with the Dodd-Frank Wall Street Reform and Consumer Protection Act or otherwise.

Very truly yours,

CHEMED CORPORATION

By:
Naomi C. Dallob
Chief Legal Officer

Receipt Acknowledged:

Employee

EXHIBIT 13

Financial Review

Management’s Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as that term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and disposition of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorization of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The Company’s management, including the President and Chief Executive Officer, Executive Vice President and Chief Financial Officer and Vice President and Controller, has conducted an evaluation of the effectiveness of its internal control over financial reporting as of December 31, 2019, based on the framework established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this evaluation, management concluded that internal control over financial reporting was effective as of December 31, 2019, based on criteria in Internal Control—Integrated Framework issued by COSO.

PricewaterhouseCoopers LLP, our independent registered public accounting firm, has audited the effectiveness of the Company’s internal control over financial reporting as of December 31, 2019, as stated in their report which appears on pages 43 through 45.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Chemed Corporation

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Chemed Corporation and its subsidiaries (the “Company”) as of December 31, 2019 and 2018, and the related consolidated statements of income, of changes in stockholders’ equity and of cash flows for each of the three years in the period ended December 31, 2019, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Changes in Accounting Principles

As discussed in Notes 1 and 2 to the consolidated financial statements, the Company changed the manner in which it accounts for leases in 2019 and the manner in which it accounts for revenues from contracts with customers in 2018.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that (i) relate to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

VITAS Revenue Implicit Price Concessions

As described in Note 2 to the consolidated financial statements, service revenue for VITAS is reported at the amount that reflects the ultimate consideration management expects to receive in exchange for providing patient care. These amounts are due from third-party payors, primarily commercial health insurers and government programs (Medicare and Medicaid). Management estimates the transaction price for patients with deductibles and coinsurance, along with those uninsured patients, based on historical experience and current conditions. The estimate of any contractual adjustments, discounts or implicit price concessions reduces the amount of revenue initially recognized. Settlement with third-party payors for retroactive adjustments due to audits, reviews or investigations are considered variable consideration and are included in the determination of the estimated transaction price for providing patient care. The variable consideration is estimated based on the terms of the payment agreement, existing correspondence from the payor and the Company’s historical settlement activity. The impact of these estimates is disclosed as implicit price concessions and totaled $14.9 million for the year-ended December 31, 2019.

The principal considerations for our determination that performing procedures relating to VITAS revenue implicit price concessions is a critical audit matter are there was significant judgment by management when developing the estimate of implicit price concessions used in determining the transaction price for each third-party payor. This in turn led to significant auditor judgment, subjectivity, and effort in performing procedures to evaluate the ultimate consideration management expects to receive, including estimates of implicit price concessions, the assessment of management’s evaluation of correspondence from the payor and the Company’s historical settlement activity.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the revenue recognition process, including controls over the VITAS revenue implicit price concessions estimate. These procedures also included, among others, evaluating and testing management’s process for developing the estimate, which included evaluating the reasonableness of the estimate for each third-party payor based on existing correspondence from the payor and the Company’s historical settlement activity. Evaluating the reasonableness of the estimate for each third-party payor involved inspecting evidence of correspondence from payors, testing the completeness and accuracy of historical settlement activity on a sample basis, and performing a retrospective review of consideration received subsequent to prior and current year-end to evaluate the reasonableness of the prior and current period estimated implicit price concessions applied by management.

Acquisition of HSW RR, Inc.– Valuation of Reacquired Franchise Rights Intangible Asset

As described in Notes 1 and 7 to the consolidated financial statements, in September 2019, the Company completed the acquisition of substantially all of the assets of HSW RR, Inc. for $120 million, subject to a working capital adjustment that resulted in an additional $1.4 million payment to HSW, which resulted in $53 million of reacquired franchise rights intangible asset being recorded. Management applied significant judgment in estimating the fair value of the reacquired franchise rights intangible asset acquired, which involved the use of significant estimates and assumptions including revenue growth rates, the amount and timing of future cash flows, discount rates, useful lives, royalty rates and future tax rates.

The principal considerations for our determination that performing procedures relating to the valuation of the reacquired franchise rights intangible asset is a critical audit matter are (i) there was a high degree of auditor judgment and subjectivity in applying procedures relating to the fair value measurement of the reacquired franchise rights intangible asset acquired due to the significant amount of judgment by management when developing the estimate, (ii) significant audit effort was required in evaluating the significant assumptions relating to the estimate, such as the revenue growth rates, amount and timing of future cash flows and the discount rate, and (iii) the audit effort involved the use of professionals with specialized skill and knowledge to assist in evaluating the audit evidence obtained from these procedures.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the financial statements. These procedures included testing the effectiveness of controls relating to the acquisition accounting, including controls over management’s valuation of the reacquired franchise rights intangible asset and controls over development of the assumptions related to the valuation of the reacquired franchise rights intangible asset, including revenue growth rates, amount and timing of future cash flows, and the discount rate. These procedures also included, among others, (i) reading the purchase agreement; (ii) testing management’s process for estimating the fair value of reacquired franchise rights intangible asset; and (iii) testing management’s cash flow projections used to estimate the fair value of the reacquired franchise rights intangible asset. Testing management’s process included evaluating the appropriateness of the valuation methods and the reasonableness of significant assumptions, including the revenue growth rates, amount and timing of future cash flows and the discount rate for the intangible assets. Evaluating the reasonableness of the revenue growth rates and amount and timing of future cash flows involved considering the past performance of the acquired business, as well as the Company’s historical results, and considering whether they were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in the evaluation of the appropriateness of the valuation methods and the reasonableness of significant assumptions, including the discount rate.

/s/ PricewaterhouseCoopers LLP

Cincinnati, Ohio

February 26, 2020

We have served as the Company’s auditor since 1971.

CONSOLIDATED STATEMENTS OF INCOME

Chemed Corporation and Subsidiary Companies
(in thousands, except per share data)
For the Years Ended December 31,	2019	2018	2017

Service revenues and sales (Note 2)	$1,938,555	$1,782,648	$1,666,724
Cost of services provided and goods sold (excluding depreciation)	1,321,126	1,227,644	1,150,532
Selling, general and administrative expenses	305,712	271,209	276,652
Depreciation	40,870	38,464	35,488
Amortization	4,335	399	137
Other operating expenses (Note 19)	9,132	1,300	90,880
Total costs and expenses	1,681,175	1,539,016	1,553,689
Income from operations	257,380	243,632	113,035
Interest expense	(4,535)	(4,990)	(4,272)
Other income--net (Note 10)	8,764	958	8,154
Income before income taxes	261,609	239,600	116,917
Income taxes (Note 11)	(41,686)	(34,056)	(18,740)
Net Income	$219,923	$205,544	$98,177

Earnings Per Share (Note 15)
Net Income	$13.77	$12.80	$6.11
Average number of shares outstanding	15,969	16,059	16,057
Diluted Earnings Per Share (Note 15)
Net Income	$13.31	$12.23	$5.86
Average number of shares outstanding	16,527	16,803	16,742

The Notes to Consolidated Financial Statements are integral parts of these statements.

CONSOLIDATED BALANCE SHEETS

Chemed Corporation and Subsidiary Companies
(in thousands, except shares and per share data)
December 31,	2019	2018
Assets
Current assets
Cash and cash equivalents (Note 9)	$6,158	$4,831
Accounts receivable	143,827	119,504
Inventories	7,462	5,705
Prepaid income taxes	10,074	10,646
Prepaid expenses	23,150	19,154
Total current assets	190,671	159,840
Investments of deferred compensation plans held in trust (Notes 14 and 16)	77,446	65,624
Properties and equipment, at cost, less accumulated depreciation (Note 12)	175,763	162,033
Lease right of use asset (Note 13)	111,652	-
Identifiable intangible assets less accumulated amortization of $37,620 (2018 - $33,283) (Note 6)	126,370	68,253
Goodwill	577,367	510,570
Other assets	9,048	9,209
Total Assets	$1,268,317	$975,529

Liabilities
Current liabilities
Accounts payable	$51,101	$50,150
Accrued insurance	50,328	46,095
Accrued compensation	70,814	63,329
Accrued legal	6,941	1,857
Short-term lease liability (Note 13)	39,280	-
Other current liabilities	43,756	30,239
Total current liabilities	262,220	191,670
Deferred income taxes (Note 11)	18,504	21,598
Long-term debt (Note 3)	90,000	89,200
Deferred compensation liabilities (Note 14)	76,446	64,616
Long-term lease liability (Note 13)	86,656	-
Other liabilities	7,883	17,111
Total Liabilities	541,709	384,195
Commitments and contingencies (Note 17)
Stockholders' Equity
Capital stock - authorized 80,000,000 shares $1 par; issued 35,810,528 shares
(2018 - 35,311,418 shares)	35,811	35,311
Paid-in capital	860,671	774,358
Retained earnings	1,425,752	1,225,617
Treasury stock - 19,867,220 shares (2018 - 19,438,358 shares), at cost	(1,597,940)	(1,446,296)
Deferred compensation payable in Company stock (Note 14)	2,314	2,344
Total Stockholders' Equity	726,608	591,334
Total Liabilities and Stockholders' Equity	$1,268,317	$975,529

The Notes to Consolidated Financial Statements are integral parts of these statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
Chemed Corporation and Subsidiary Companies
(in thousands)
For the Years Ended December 31,	2019	2018	2017
Cash Flows from Operating Activities
Net income	$219,923	$205,544	$98,177
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	45,205	38,863	35,625
Stock option expense	14,831	12,611	10,485
Accrued litigation settlement	6,000	-	-
Noncash portion of long-term incentive compensation	5,740	5,405	3,774
Provision/(benefit) for deferred income taxes (Note 11)	(2,770)	5,187	2,407
Noncash directors' compensation	767	766	766
Loss on sale of transportation equipment (Note 19)	2,266	-	5,266
Amortization of debt issuance costs	306	441	516
Amortization of restricted stock awards	-	446	1,231
Provision for uncollectible accounts receivable	-	-	17,306
Changes in operating assets and liabilities:
Decrease/(increase) in accounts receivable	(19,247)	(5,570)	1,072
Decrease/(increase) in inventories	(1,757)	(351)	421
Increase in prepaid expenses	(3,491)	(2,665)	(2,987)
Increase in accounts payable and other current liabilities	28,417	8,935	12,890
Net change in lease assets and liabilities	3,108	-	-
Change in current income taxes	161	18,898	(26,104)
Increase in other assets	(11,963)	(5,544)	(8,330)
Increase in other liabilities	12,354	3,451	8,561
Other sources	1,399	721	1,419
Net cash provided by operating activities	301,249	287,138	162,495
Cash Flows from Investing Activities
Business combinations, net of cash acquired (Note 7)	(138,010)	(53,177)	(4,725)
Capital expenditures	(53,022)	(52,872)	(64,300)
Other sources	272	824	1,417
Net cash used by investing activities	(190,760)	(105,225)	(67,608)
Cash Flows from Financing Activities
Proceeds from revolving line of credit	482,900	469,550	212,350
Payments on revolving line of credit	(482,100)	(406,550)	(211,150)
Purchases of treasury stock	(92,631)	(158,884)	(94,640)
Proceeds from exercise of stock options (Note 4)	34,380	32,412	27,092
Capital stock surrendered to pay taxes on stock-based compensation	(28,474)	(27,548)	(14,223)
Dividends paid	(19,788)	(18,662)	(17,371)
Change in cash overdraft payable	(3,927)	(1,531)	6,700
Payments on other long-term debt	-	(75,000)	(8,750)
Debt issuance costs	-	(1,052)	-
Other sources/(uses)	478	(938)	916
Net cash used by financing activities	(109,162)	(188,203)	(99,076)
Increase/(decrease) in cash and cash equivalents	1,327	(6,290)	(4,189)
Cash and cash equivalents at beginning of year	4,831	11,121	15,310
Cash and cash equivalents at end of year	$6,158	$4,831	$11,121

The Notes to Consolidated Financial Statements are integral parts of these statements.

CONSOLIDATED STATEMENTS OF CHANGES
IN STOCKHOLDERS' EQUITY
Chemed Corporation and Subsidiary Companies
(in thousands, except per share data)					Deferred
					Compensation
				Treasury	Payable in
	Capital	Paid-in	Retained	Stock-	Company
	Stock	Capital	Earnings	at Cost	Stock	Total
Balance at December 31, 2016	$34,270	$639,703	$958,149	$(1,110,536)	$2,513	$524,099
Net income	-	-	98,177	-	-	98,177
Dividends paid ($1.08 per share)	-	-	(17,371)	-	-	(17,371)
Stock awards and exercise of stock options (Note 4)	462	55,264	-	(26,467)	-	29,259
Purchases of treasury stock (Note 18)	-	-	-	(94,640)	-	(94,640)
Other	-	830	-	311	(311)	830
Balance at December 31, 2017	34,732	695,797	1,038,955	(1,231,332)	2,202	540,354
Net income	-	-	205,544	-	-	205,544
Dividends paid ($1.16 per share)	-	-	(18,662)	-	-	(18,662)
Stock awards and exercise of stock options (Note 4)	579	79,452	-	(55,939)	-	24,092
Purchases of treasury stock (Note 18)	-	-	-	(158,884)	-	(158,884)
Other	-	(891)	(220)	(141)	142	(1,110)
Balance at December 31, 2018	35,311	774,358	1,225,617	(1,446,296)	2,344	591,334
Net income	-	-	219,923	-	-	219,923
Dividends paid ($1.24 per share)	-	-	(19,788)	-	-	(19,788)
Stock awards and exercise of stock options (Note 4)	500	85,788	-	(59,043)	-	27,245
Purchases of treasury stock (Note 18)	-	-	-	(92,631)	-	(92,631)
Other	-	525	-	30	(30)	525
Balance at December 31, 2019	$35,811	$860,671	$1,425,752	$(1,597,940)	$2,314	$726,608

The Notes to Consolidated Financial Statements are integral parts of these statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Summary of Significant Accounting Policies

NATURE OF OPERATIONS

We operate through our two wholly-owned subsidiaries: VITAS Healthcare Corporation (“VITAS”) and Roto-Rooter Group, Inc. (“Roto-Rooter”). VITAS focuses on hospice care that helps make terminally ill patients' final days as comfortable as possible. Through its team of doctors, nurses, home health aides, social workers, clergy and volunteers, VITAS provides direct medical services to patients, as well as spiritual and emotional counseling to both patients and their families. Roto-Rooter provides plumbing, drain cleaning and water restoration services to both residential and commercial customers. Through its network of company-owned branches, independent contractors and franchisees, Roto-Rooter offers plumbing, drain cleaning service and water restoration to approximately 90% of the U.S. population.

PRINCIPLES OF ACCOUNTING

The consolidated financial statements have been prepared on a going-concern basis. The consolidated financial statements include the accounts of Chemed Corporation and its wholly owned subsidiaries. All intercompany transactions have been eliminated. We have analyzed the provisions of the Financial Accounting Standards Board (“FASB”) authoritative guidance on the consolidation of variable interest entities relative to our contractual relationships with Roto-Rooter’s independent contractors and franchisees. The guidance requires the primary beneficiary of a Variable Interest Entity (“VIE”) to consolidate the accounts of the VIE. We have concluded that neither the independent contractors nor the franchisees are VIEs.

Certain reclassifications have been made to prior year financial statements to conform to current presentation.

CASH EQUIVALENTS

Cash equivalents comprise short-term, highly liquid investments, including money market funds that have original maturities of three months or less.

CONCENTRATION OF RISK

As of December 31, 2019 and 2018, approximately 71% and 68%, respectively, of VITAS’ total accounts receivable balance were from Medicare and 24% and 26%, respectively, of VITAS’ total accounts receivable balance were due from various state Medicaid or managed Medicaid programs. Combined accounts receivable from Medicare, Medicaid, and managed Medicaid represent approximately 75% of the consolidated net accounts receivable in the accompanying consolidated balance sheets as of December 31, 2019.

VITAS has a pharmacy services contract with one service provider for specified pharmacy services related to its hospice operations. A large majority of VITAS’ pharmaceutical purchases are from this vendor. The pharmaceuticals purchased by VITAS are available through many providers in the United States. However, a disruption from VITAS’ main service provider could adversely impact VITAS’ operations, including temporary logistical challenges and increased cost associated with getting medication to our patients.

INVENTORIES

Substantially all of the inventories are either general merchandise or finished goods. Inventories are stated at the lower of cost or net realizable value. For determining the value of inventories, cost methods that reasonably approximate the first-in, first-out (“FIFO”) method are used.

DEPRECIATION AND PROPERTIES AND EQUIPMENT

Depreciation of properties and equipment is computed using the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized over the lesser of the remaining lease terms (excluding option terms) or their useful lives. Expenditures for maintenance, repairs, renewals and betterments that do not materially prolong the useful lives of the assets are expensed as incurred. The cost of property retired or sold and the related accumulated depreciation are removed from the accounts, and the resulting gain or loss is reflected currently in other operating expense or other income, net.

Expenditures for major software purchases and software developed for internal use are capitalized and depreciated using the straight-line method over the estimated useful lives of the assets. For software developed for internal use, external direct costs for materials and services and certain internal payroll and related fringe benefit costs are capitalized in accordance with the FASB’s authoritative guidance on accounting for the costs of computer software developed or obtained for internal use.

The weighted average lives of our property and equipment at December 31, 2019, were:

Buildings and building improvements	15.1	yrs.
Transportation equipment	4.6
Machinery and equipment	5.2
Computer software	4.2
Furniture and fixtures	4.6

GOODWILL AND INTANGIBLE ASSETS

The table below shows a rollforward of Goodwill (in thousands):

		Roto-
	Vitas	Rooter	Total
Balance at December 31, 2017	$328,301	$148,586	$476,887
Business combinations	5,030	28,780	33,810
Foreign currency adjustments	-	(127)	(127)
Balance at December 31, 2018	$333,331	$177,239	$510,570
Business combinations	-	66,726	66,726
Foreign currency adjustments	-	71	71
Balance at December 31, 2019	$333,331	$244,036	$577,367

Identifiable, definite-lived intangible assets arise from purchase business combinations and are amortized using either an accelerated method or the straight-line method over the estimated useful lives of the assets. The selection of an amortization method is based on which method best reflects the economic pattern of usage of the asset. Reacquired franchise rights are amortized over the remaining term of the franchise agreement at the time of acquisition. The weighted average lives of our identifiable, definite-lived intangible assets at December 31, 2019, were:

Covenants not to compete	6.4	yrs.
Reacquired franchise rights	7.4
Referral networks	10.0
Customer lists	16.8

The date of our annual goodwill and indefinite-lived intangible asset impairment analysis is October 1. The VITAS trade name is considered to have an indefinite life. We also capitalize the direct costs of obtaining licenses to operate either hospice programs or plumbing operations subject to a minimum capitalization threshold. These costs are amortized over the life of the license using the straight-line method. Certificates of Need (“CON”), which are required in certain states for hospice operations, are generally granted without expiration and thus, we believe them to be indefinite-lived assets subject to impairment testing.

We consider that Roto-Rooter Corp. (“RRC”), Roto-Rooter Services Co. (“RRSC”) and VITAS are appropriate reporting units for testing goodwill impairment. We consider RRC and RRSC separate reporting units but one operating segment. This is appropriate as they each have their own set of general ledger accounts that can be analyzed at “one level below an operating segment” per the definition of a reporting unit in FASB guidance.

We completed our qualitative analysis for impairment of goodwill and our indefinite-lived intangible assets as of October 1, 2019. Based on our assessment, we do not believe that it is more likely than not that our reporting units or indefinite-lived assets fair values are less than their carrying values.

LONG-LIVED ASSETS

If we believe a triggering event may have occurred that indicates a possible impairment of our long-lived assets, we perform an estimate and valuation of the future benefits of our long-lived assets (other than goodwill, the VITAS trade name and capitalized CON costs) based on key financial indicators. If the projected undiscounted cash flows of a major business unit indicate that properties and equipment or identifiable, definite-lived intangible assets have been impaired, a write-down to fair value is made.

LEASE ACCOUNTING

In February 2016, the FASB issued Accounting Standards Update “ASU No. 2016-02 Leases” which introduced a lessee model that brings most leases onto the balance sheet and updates lessor accounting to align with changes in the lessee model and the revenue recognition standard. This standard is also referred to as Accountings Standards Codification No.842 (“ASC 842”). We adopted ASC 842 effective January 1, 2019, using the optional transition method requiring leases existing at, or entered into January 1, 2019 to be recognized and measured. The transition method selected does not require adjustments to prior period amounts, which continue to be reflected in accordance with historical accounting. In addition, we elected the package of practical expedients permitted under the transition guidance within the new standard which, among other things, allowed us to carry forward the historical lease classification.

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

Adoption of the new standard resulted in right of use assets and lease liabilities of $93.1 million and $104.3 million, respectively, as January 1, 2019. In determining the liability, we used our incremental borrowing rate based on the information available at the time of adoption, since the rate implicit in the leases cannot be readily determined. At January 1, 2019, the weighted average rate was 3.47%. The standard did not materially impact our consolidated net income or cash flows. We did not book a cumulative effect adjustment upon adoption of the standard.

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

As of December 31, 2019, we have two cloud computing arrangements that are service contracts. Roto-Rooter is implementing a system to assist in technician dispatch and VITAS is implementing a new human resources system. We have capitalized approximately $5.7 million related to implementation of these projects which are included in prepaid assets in the accompanying balance sheets. There has been no amortization expense associated with the assets, as the software has not yet been placed in service. We anticipate amortizing the assets over the original term of the arrangements plus renewal options that are reasonably certain of being exercised.

OTHER ASSETS

Debt issuance costs are included in other assets. Issuance costs related to revolving credit agreements are amortized using the straight-line method, over the life of the agreement. All other issuance costs are amortized using the effective interest method over the life of the debt. There are no amounts included in other assets that individually exceed 5% of total assets.

SALES TAX

The Roto-Rooter segment collects sales tax from customers when required by state and federal laws. We record the amount of sales tax collected net in the accompanying consolidated statements of income.

OPERATING EXPENSES

Cost of services provided and goods sold (excluding depreciation) includes salaries, wages and benefits of service providers and field personnel, material costs, medical supplies and equipment, pharmaceuticals, insurance costs, service vehicle costs and other expenses directly related to providing service revenues or generating sales. Selling, general and administrative expenses include salaries, wages, stock-based compensation expense and benefits of selling, marketing and administrative employees, advertising expenses, communications and branch telephone expenses, office rent and operating costs, legal, banking and professional fees and other administrative costs. The cost associated with VITAS sales personnel is included in cost of services provided and goods sold (excluding depreciation).

ADVERTISING

We expense the production costs of advertising the first time the advertising takes place. We pay for and expense the cost of internet advertising and placement on a “per click” basis. Similarly, the majority of our telephone directory listings are paid for and expensed on a “cost per call” basis. For those directories that are not on this billing basis, the cost of the directory is expensed when the directories are placed in circulation. Advertising expense for the year ended December 31, 2019, was $49.5 million (2018 – $47.0 million; 2017 - $40.9 million).

OTHER CURRENT LIABILITIES

There are no amounts included in other current liabilities that individually exceed 5% of total current liabilities, with the exception of , the Medicare cap liability, which is discussed further in Footnote 2.

OTHER LIABILITIES (NON-CURRENT)

There are no amounts included in other liabilities that individually exceed 5% of total liabilities.

STOCK-BASED COMPENSATION PLANS

Stock-based compensation cost is measured at the grant date, based on the fair value of the award and recognized as expense over the employee’s requisite service period on a straight-line basis.

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

INSURANCE ACCRUALS

For our Roto-Rooter segment and Corporate Office, we initially self-insure for all casualty insurance claims (workers’ compensation, auto liability and general liability). As a result, we closely monitor and frequently evaluate our historical claims experience to estimate the appropriate level of accrual for self-insured claims. Our third-party administrator (“TPA”) processes and reviews claims on a monthly basis. Currently, our exposure on any single claim is capped by stop-loss coverage at $750,000. In developing our estimates, we accumulate historical claims data for the previous 10 years to calculate loss development factors (“LDF”) by insurance coverage type. LDFs are applied to known claims to estimate the ultimate potential liability for known and unknown claims for each open policy year. LDFs are updated annually. Because this methodology relies heavily on historical claims data, the key risk is whether the historical claims are an accurate predictor of future claims exposure. The risk also exists that certain claims have been incurred and not reported on a timely basis. To mitigate these risks, in conjunction with our TPA, we closely monitor claims to ensure timely accumulation of data and compare claims trends with the industry experience of our TPA.

For the VITAS segment, we initially self-insure for workers’ compensation claims. Currently, VITAS’ exposure on any single claim is capped by stop-loss coverage at $1,000,000. For VITAS’ self-insurance accruals for workers’ compensation, the valuation methods used are similar to those used internally for our other business units. We are also insured for other risks with respect to professional liability with a deductible of $750,000.

Our casualty insurance liabilities are recorded gross before any estimated recovery for amounts exceeding our stop loss limits. Estimated recoveries from insurance carriers are recorded as accounts receivable. Claims experience adjustments to our casualty and workers’ compensation accrual for the years ended December 31, 2019, 2018 and 2017, were net pretax credits of ($1,664,000), ($3,437,000), and ($1,800,000) respectively.

TAXES ON INCOME

On December 22, 2017, the President of the United States signed into law H.R.1, “An Act to Provide for Reconciliation Pursuant to Titles II and V of the Concurrent Resolution on the Budget for Fiscal Year 2018” (previously known as “The Tax Cuts and Jobs Act”) or (the “Act”). The Act amends the Internal Revenue Code to reduce tax rates and modify policies, credits, and deductions for individuals and businesses. For businesses, U.S. generally accepted accounting principles requires resulting tax effects for the Act, to be recorded in the reporting period of enactment.

The SEC issued SAB 118, which provides guidance on accounting for the Act’s impact. Under SAB 118, an entity would use something similar to the measurement period in a business combination, not to exceed one year. For matters that have not been completed, the Company would recognize provisional amounts to the extent that they are reasonably estimable, adjust them over time as more information becomes available, and disclose this information in its financial statements.

Our accounting for all elements of the Tax Act is complete. The Company did not record any material changes to the provisional amounts previously recorded, net benefit recorded in 2017 of $8.3 million. The Company also determined new rules, such as the Global Intangible Low-Taxed Income (GILTI) and Base Erosion and Anti-Abuse Tax (BEAT), have no material impact to the financial statements.

Historically, the Company has not provided for deferred taxes on undistributed earnings because such earnings are considered to be indefinitely reinvested outside of the U.S. The Company continues this assertion that foreign earnings are permanently reinvested under the Act.

The Act provides for 100 percent bonus depreciation on personal tangible property expenditures starting September 27, 2017 through 2022. The bonus depreciation percentage is phased down from 100 percent beginning in 2023 through 2026. The Company expects to take full benefit of these bonus depreciation rules.

The IRS and other tax authorities are still issuing guidance on the Act, through various regulations some of which are still proposed and not final. The Company will implement any changes related to finalized regulations and other guidance in the period issued.

Deferred taxes are provided on an asset and liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amount of assets and liabilities and their tax basis. Deferred tax assets are reduced by a valuation allowance when, in our opinion, it is more likely than not that some portion or all of the deferred tax assets will not be realized due to insufficient taxable income within the carryback or carryforward period available under the tax laws. Deferred tax assets and liabilities are adjusted for the effects of changes in law and rates on the date of enactment.

We are subject to income taxes in Canada, U.S. federal and most state jurisdictions. Judgement is required to determine our provision for income taxes. Our financial statements reflect expected future tax consequences of such uncertain positions assuming the taxing authorities’ full knowledge of the position and all relevant facts.

CONTINGENCIES

As discussed in Note 17, we are subject to various lawsuits and claims in the normal course of our business. In addition, we periodically receive communications from governmental and regulatory agencies concerning compliance with Medicare and Medicaid billing requirements at our VITAS subsidiary. We establish reserves for specific, uninsured liabilities in connection with regulatory and legal action that we deem to be probable and reasonably estimable. We record legal fees associated with legal and regulatory actions as the costs are incurred. We disclose material loss contingencies that are probable but not reasonably estimable and those that are at least reasonably possible.

BUSINESS COMBINATIONS

We account for acquired businesses using the acquisition method of accounting. All assets acquired and liabilities assumed are recorded at their respective fair values at the date of acquisition. The determination of fair value involves estimates and the use of valuation techniques when market value is not readily available. We use various techniques to determine fair value in accordance with accepted valuation models, primarily the income approach. The significant assumptions used in developing fair values include, but are not limited to, revenue growth rates, the amount and timing of future cash flows, discount rates, useful lives, royalty rates and future tax rates. The excess of purchase price over the fair value of assets and liabilities acquired is recorded as goodwill. See Footnote 7 for discussion of recent acquisitions.

ESTIMATES

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. Disclosures of after-tax expenses and adjustments are based on estimates of the effective income tax rates for the applicable segments.

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

Continuous Home Care is provided to patients while at home, including a nursing home setting, during periods of crisis when intensive monitoring and care, primarily nursing care, is required in order to achieve palliation or management of acute medical symptoms.  Continuous home care requires a minimum of 8 hours of care within a 24 hour day, which begins at midnight.  The care must be predominantly nursing care provided by either a registered nurse or licensed nurse practitioner.  While the published Medicare continuous home care rates are daily rates, Medicare pays for continuous home care in 15 minute increments.  This 15 minute rate is calculated by dividing the daily rate by 96.

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

Care is provided to patients regardless of their ability to pay. Patients who meet our criteria for charity care are provided care without charge. There is no revenue or associated accounts receivable in the accompanying consolidated financial statements related to charity care. The cost of providing charity care during the years ended December 31, 2019, 2018 and 2017, was $9.0 million, $8.2 million and $7.7 million, respectively and is included in cost of services provided and goods sold. The cost of charity care is calculated by taking the ratio of charity care days to total days of care and multiplying by total cost of care.

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

We are subject to certain limitations on Medicare payments for services which are considered variable consideration, as follows:

Inpatient Cap. If the number of inpatient care days any hospice program provides to Medicare beneficiaries exceeds 20% of the total days of hospice care such program provided to all Medicare patients for an annual period beginning September 28, the days in excess of the 20% figure may be reimbursed only at the routine homecare rate. None of VITAS’ hospice programs exceeded the payment limits on inpatient services during the years ended December 31, 2019, 2018 and 2017.

Medicare Cap. We are also subject to a Medicare annual per-beneficiary cap (“Medicare cap”). Compliance with the Medicare cap is measured in one of two ways based on a provider election. The “streamlined” method compares total Medicare payments received under a Medicare provider number with respect to services provided to all Medicare hospice care beneficiaries in the program or programs covered by that Medicare provider number with the product of the per-beneficiary cap amount and the number of Medicare beneficiaries electing hospice care for the first time from that hospice program or programs from September 28 through September 27 of the following year. At December 31, 2019, all our programs except one are using the “streamlined” method.

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

In 2013, the U.S. government implemented automatic budget reductions of 2.0% for all government payees, including hospice benefits paid under the Medicare program. In 2015, CMS determined that the Medicare cap should be calculated “as if” sequestration did not occur. As a result of this decision, VITAS has received notification from our third-party intermediary that an additional $7.6 million is owed for Medicare cap in three programs arising during the 2013 through 2019 measurement periods. The amounts are automatically deducted from our semi-monthly periodic interim payments (“PIP”). We do not believe that CMS is authorized under the sequestration authority or the statutory methodology for establishing the Medicare cap to the amounts they have withheld and intend to withhold under their current “as if” methodology. We have appealed CMS’s methodology change.

During the years ended December 31, 2019, we recorded $12.4 million in Medicare cap revenue reduction related to four programs’ projected 2020 measurement period liability and four programs’ 2019 measurement period liability.

During the years ended December 31, 2018, we recorded $4.1 million in Medicare cap revenue reduction related to two programs’ 2018 measurement period liability and two programs’ 2019 measurement period liability.

During the year ended December 31, 2017, we recorded $2.4 million in Medicare cap revenue reduction related to two programs’ 2018 measurement period liability and $247,000 for two programs’ cap liability for prior periods.

At December 31, 2019 and 2018, the Medicare cap liability included in other current liabilities on the accompanying balance sheets was $16.3 million and $6.4 million, respectively.

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

The composition of patient care service revenue by payor and level of care for the year ended December 31, 2019 is as follows (in thousands):

	Medicare	Medicaid	Commercial	Total
Routine home care	$1,003,308	$48,420	$24,297	$1,076,025
Continuous care	121,019	6,712	5,742	133,473
Inpatient care	84,752	9,102	6,066	99,920
	$1,209,079	$64,234	$36,105	$1,309,418

All other revenue - self-pay, respite care, etc.				10,433
Subtotal				$1,319,851
Medicare cap adjustment				(12,415)
Implicit price concessions				(14,893)
Room and board, net				(11,359)
Net revenue				$1,281,184

The composition of patient care service revenue by payor and level of care for the year ended December 31, 2018 is as follows (in thousands):

	Medicare	Medicaid	Commercial	Total
Routine home care	$939,951	$47,609	$22,958	$1,010,518
Continuous care	110,596	6,126	5,776	122,498
Inpatient care	69,354	8,156	5,167	82,677
	$1,119,901	$61,891	$33,901	$1,215,693

All other revenue - self-pay, respite care, etc.				7,831
Subtotal				$1,223,524
Medicare cap adjustment				(4,123)
Implicit price concessions				(11,785)
Room and board, net				(10,054)
Net revenue				$1,197,562

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

Short-term Core Services are plumbing, drain and sewer cleaning and excavation services. These services are provided to both commercial and residential customers. The duration of services provided in this category range from a few hours to a few days. There are no significant warranty costs or on-going obligations to the customer once a service has been completed. For residential customers, payment is usually received at the time of job completion before the Roto-Rooter technician leaves the residence. Commercial customers may be granted credit subject to internally designated authority limits and credit check guidelines. If credit is granted, payment terms are generally 30 days or less.

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

Water Restoration Services involve the remediation of water and humidity after a flood. These services are provided to both commercial and residential customers. The duration of services provided in this category generally ranges from 3 to 5 days. There are no significant warranties or on-going obligations to the customer once service has been completed. The majority of these services are paid in part by the customer’s insurance company. Variable consideration relates primarily to allowances taken by insurance companies upon payment. Variable consideration is estimated based on historical activity and recorded at the time service is completed.

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

Independent contractors pay Roto-Rooter a standard fee calculated as a percentage of their cash collection from weekly sales. The primary value for the independent contractors under these arrangements is the right to use Roto-Rooter’s registered trademarks. Roto-Rooter recognizes revenue from independent contractors over-time (weekly) as the independent contractor’s labor sales are completed and payment from customers are received. Payment from independent contractors is also received on a weekly basis. The use of Roto-Rooter’s registered trademarks and advertising provides immediate value to the independent contractor as a result of Roto-Rooter’s nationally recognized brand. Therefore, over-time recognition provides the most faithful depiction of the transfer of services as the customer simultaneously receives and consumes the benefits provided. There is no significant variable consideration related to these arrangements.

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

Franchisees pay Roto-Rooter a standard monthly fee based on the population within the franchise territory. The standard fee is revised on a yearly basis based on changes in the Consumer Price Index for All Urban Consumers. The primary value for the franchisees under this arrangement is the right to use Roto-Rooter’s registered trademarks for plumbing, drain care cleaning and water restoration services. Roto-Rooter recognizes revenue from franchisees over-time (monthly). Payment from franchisees is also received on a monthly basis. The use of Roto-Rooter’s registered trademarks and advertising provides immediate value to the franchisees as a result of Roto-Rooter’s nationally recognized brand. Therefore, over-time recognition provides the most faithful depiction of the transfer of services as the customer simultaneously receives and consumes the benefits provided. There is no significant variable consideration related to these arrangements.

The composition of disaggregated revenue for the years ended December 31, 2019 and 2018 is as follows (in thousands):

	2019	2018
Short-term core service jobs	$482,625	$425,845
Water restoration	115,949	109,484
Contractor revenue	58,086	50,169
Franchise fees	6,152	6,382
All other	12,279	11,958
Subtotal	$675,091	$603,838
Implicit price concessions and credit memos	(17,720)	(18,752)
Net revenue	$657,371	$585,086

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

For VITAS, expenses related to payor audits and reviews, as well as variable consideration estimated for patient deductibles and coinsurance, have been historically estimated as revenue was recognized and classified as bad debt expense, included in the consolidated statements of income as selling, general and administrative expense. Upon adoption of ASC 606, these expenses are classified as contra-revenue. There is no change in the timing of recognition related to the variable consideration. The amount of these expenses during the years ended December 31, 2019 and 2018 were $14.9 million and $11.8 million, respectively.

Also for VITAS, the 5% net expense related to Medicaid room and board has been historically recorded on a net basis in cost of services provided in the consolidated income statements. Upon adoption of ASC 606, due to the change in the residual value method required by ASC 606, the expense will be classified as a contra-revenue. The amount of the change in the classification for these expenses during the years ended December 31, 2019 and 2018 was $11.4 million and $10.1 million, respectively. There has been no change in the evaluation of Medicaid room and board related to net versus gross presentation.

Related to Roto-Rooter, expenses related to post-invoice variable consideration in our short-term core portfolio, and adjustments made subsequent to initial estimates related to allowances taken by insurance companies for water restoration, have been classified as a contra-revenue account in the statements of income. These amounts were previously classified as bad debt expense in SG&A. The amount of the change in classification for these expenses during the year ended December 31, 2019 and 2018 was $6.2 million and $6.9 million. The initial estimate related to allowances taken by insurance companies for water restoration services has historically been classified as contra-revenue and did not change as a result of the transition.

There was no material impact on the consolidated balance sheets related to the initial adoption. There is no impact to consolidated net income as a result of the initial adoption. As a result of the change in classification in the statements of income, amounts previously included in the provision for uncollectible accounts in the statements of cash flow have been included in the decrease/(increase) in accounts receivable line item in 2019 and 2018. The total impact of the change from prior revenue guidance (ASC 605) to guidance adopted on January 1, 2018 related to classification in the statements of income is as follows (in thousands):

	Impact for the year ended December 31, 2018
	ASC 605	Adjustment	ASC 606
Service revenue and sales	$1,811,408	$(28,760)	$1,782,648
Cost of services provided and goods sold	1,238,698	(10,054)	1,228,644
Selling, general and administrative expenses	288,915	(18,706)	270,209

3.    Long-Term Debt and Lines of Credit

On June 20, 2018, we replaced our existing credit agreement with the Fourth Amended and Restated Credit Agreement (“2018 Credit Agreement”). Terms of the 2018 Credit Agreement consist of a five year, $450 million revolving credit facility and a $150 million expansion feature, which may consist of term loans or additional revolving commitments. The 2018 Credit Agreement has a floating interest rate that is generally LIBOR plus a tiered additional rate which varies based on our current leverage ratio. For December 31, 2019 and 2018, respectively, the interest rate is LIBOR plus 100 basis points. The 2018 Credit Agreement includes transition provisions in the instance LIBOR is no longer published or used as an industry-accepted rate.

Debt issuance costs associated with the prior credit agreement were not written off as the lenders and their relative percentage participation in the facility did not change. With respect to the 2018 Credit Agreement, deferred financing costs were $1.0 million.

The debt outstanding at December 31, 2019 and 2018 consists of the following (in thousands):

	December 31,
	2019	2018
Revolver	$90,000	$89,200
Term loan	-	-
Total	90,000	89,200
Current portion of term loan	-	-
Long-term debt	$90,000	$89,200

Capitalized interest was not material for any of the periods shown. Summarized below are the total amounts of interest paid during the years ended December 31 (in thousands):

2019	$4,125
2018	4,178
2017	3,626

The 2018 Credit Agreement contains the following quarterly financial covenants effective as of December 31, 2019:

Chemed
Description	Requirement	December 31, 2019

Leverage Ratio (Consolidated Indebtedness/Consolidated Adj. EBITDA)	< 3.50 to 1.00	0.37 to 1.00

Fixed Charge Coverage Ratio (Consolidated Free Cash Flow/Consolidated
Fixed Charges)	> 1.50 to 1.00	4.34 to 1.00

We are in compliance with all debt covenants as of December 31, 2019. We have issued $37.9 million in standby letters of credit as of December 31, 2019 for insurance purposes. Issued letters of credit reduce our available credit under the 2018 Credit Agreement. As of December 31, 2019, we have approximately $322.1 million of unused lines of credit available and eligible to be drawn down under our revolving credit facility.

4.    Stock-Based Compensation Plans

We have three stock incentive plans under which a total of 5.1 million shares were able to be issued to key employees and directors through a grant of stock options, stock awards and/or performance stock units (“PSUs”). The Compensation/Incentive Committee (“CIC”) of the Board of Directors administers these plans.

We grant stock options, stock awards and PSUs to our officers, other key employees and directors to better align their long-term interests with those of our shareholders. We grant stock options at an exercise price equal to the market price of our stock on the date of grant. Options vest ratably annually over a three year period. Those granted after 2014 have a contractual life of 5 years; those granted prior to 2014 have a contractual life of 10 years. Unrestricted stock awards generally are granted to our non-employee directors annually at the time of our annual meeting. PSUs are contingent upon achievement of multi-year earnings per share (“EPS”) targets or total shareholder return (“TSR”) targets. Upon achievement of targets, PSUs are converted to unrestricted shares of stock.

We recognize the cost of stock options, stock awards and PSUs on a straight-line basis over the service life of the award, generally the vesting period. We include the cost of all stock-based compensation in selling, general and administrative expense.

In May 2019, the CIC granted 2,313 unrestricted shares of stock to the Company’s outside directors.

PERFORMANCE AWARDS

The CIC determines a targeted number of PSUs to be granted to each participant. A participant can ultimately receive up to 200% of the targeted PSUs based upon exceeding the respective EPS and TSR target.

In February 2017, 2018 and 2019, the CIC granted PSUs contingent upon the achievement of certain TSR targets as compared to the TSR of a group of peer companies for the three year measurement period, at which date the awards may vest. We utilize a Monte Carlo simulation approach in a risk-neutral framework with inputs including historical volatility and the risk-free rate of interest to value these TSR awards. We amortize the total estimated cost over the service period of the award.

In February 2017, 2018 and 2019, the CIC granted PSUs contingent on the achievement of certain EPS targets over the three year measurement period. At the end of each reporting period, we estimate the number of shares of stock we believe will ultimately vest and record that expense over the service period of the award.

Comparative data for the PSUs include:

	2019 Awards	2018 Awards	2017 Awards
TSR Awards
Shares of stock granted - target	7,029	7,523	7,304
Per-share fair value	$434.51	$341.20	$226.95
Volatility	21.4%	22.9%	21.8%
Risk-free interest rate	2.45%	2.34%	1.44%

EPS Awards
Shares of stock granted - target	7,029	7,523	7,304
Per-share fair value	$322.40	$256.29	$172.60

Common Assumptions
Service period (years)	2.9	2.9	2.9
Three-year measurement period ends December 31,	2021	2020	2019

The following table summarizes total stock option, stock award and PSU activity during 2019:

	Stock Options				Stock Awards			Performance Units (PSUs)
							Weighted
		Weighted Average		Aggregate			Average			Weighted
			Remaining	Intrinsic			Grant-Date	Number of		Average
	Number of	Exercise	Contractual	Value	Number of		Per-Share	Target		Grant-Date
	Options	Price	Life (Years)	(thousands)	Awards		Fair Value	Units		Price
Outstanding at January 1, 2019	1,395,034	$181.82			-		$-	48,160		$207.17
Granted	287,010	413.19			2,313		331.69	27,688		253.44
Exercised/Vested	(464,661)	139.78			(2,313)		331.69	(32,136)		136.48
Canceled/ Forfeited	(11,435)	215.86			-		-	(734)		269.08
Outstanding at December 31, 2019	1,205,948	$252.77	3.3	$225,226	-		$-	42,978		$288.78

Vested and expected to vest
at December 31, 2019	1,205,948	$252.77	3.3	$225,226	-	*$	-	82,603	*$	290.11
Exercisable at December 31, 2019	654,424	172.20	2.6	174,949	n.a.		n.a.	n.a.		n.a.
* Amount includes 27,761 share units which vested and were converted to shares of stock and distributed in the first quarter of 2020.

We estimate the fair value of stock options using the Black-Scholes valuation model. We determine expected term, volatility, and dividend yield and forfeiture rate based on our historical experience. We believe that historical experience is the best indicator of these factors.

Comparative data for stock options, stock awards and PSUs include (in thousands, except per-share amounts):

	Years Ended December 31,
	2019	2018	2017
Total compensation expense of stock-based compensation
plans charged against income	$21,338	$19,229	$16,256
Total income tax benefit recognized in income for stock
based compensation expense charged against income	5,373	4,788	5,690
Total intrinsic value of stock options exercised	106,793	102,144	50,192
Total intrinsic value of stock awards vested during the period	767	4,003	6,983
Per-share weighted average grant-date fair value of
stock awards granted	331.69	333.75	203.52

The assumptions we used to value stock option grants are as follows:

	2019	2018	2017
Stock price on date of issuance	$413.19	$306.70	$231.91
Grant date fair value per share	$78.06	$67.16	$46.27
Number of options granted	287,010	246,350	330,550
Expected term (years)	4.0	4.0	4.0
Risk free rate of return	1.65%	2.99%	1.86
Volatility	21.25%	22.42%	22.80
Dividend yield	0.3%	0.4%	0.5
Forfeiture rate	-	-	-

Other data for stock options, stock awards and PSUs for 2018 include (dollar amounts in thousands):

	Stock	Stock
	Options	Awards	PSUs

Total unrecognized compensation at the end of the year	$34,640	$-	$7,475
Weighted average period over which unrecognized compensation to be recognized (years)	2.3	-	1.7
Actual income tax benefit realized	$25,193	$181	$2,489
Aggregate intrinsic value vested and expected to vest	$225,226	$-	$36,306

EMPLOYEE STOCK PURCHASE PLAN (“ESPP”)

The ESPP allows eligible participants to purchase shares of stock through payroll deductions at current market value. We pay administrative and broker fees associated with the ESPP. Shares of stock purchased for the ESPP are purchased on the open market and credited directly to participants’ accounts. In accordance with the FASB’s guidance, the ESPP is non-compensatory.

5.    Segments and Nature of the Business

Our segments include the VITAS segment and the Roto-Rooter segment. Relative contributions of each segment to service revenues and sales were were 66% and 34% in 2019, 67% and 33% in 2018 and 69% and 31% in 2017. The vast majority of our service revenues and sales from continuing operations are generated from business within the United States. Service revenues and sales by business segment are shown in Footnote 2.

The reportable segments have been defined along service lines, which is consistent with the way the businesses are managed. In determining reportable segments, the RRSC and RRC operating units of the Roto-Rooter segment have been aggregated on the basis of possessing similar operating and economic characteristics. The characteristics of these operating segments and the basis for aggregation are reviewed annually.

We report corporate administrative expenses and unallocated investing and financing income and expense not directly related to either segment as “Corporate”. Corporate administrative expense includes the stewardship, accounting and reporting, legal, tax and other costs of operating a publicly held corporation. Corporate investing and financing income and expenses include the costs and income associated with corporate debt and investment arrangements.

Segment data are set forth below (in thousands):

	For the Years Ended December 31,
	2019	2018	2017
After-tax Segment Earnings/(Loss)
VITAS	$155,822	$138,846	$57,645
Roto-Rooter	103,710	98,711	73,299
Total	259,532	237,557	130,944
Corporate	(39,609)	(32,013)	(32,767)
Net income	$219,923	$205,544	$98,177
Interest Income
VITAS	$18,515	$13,412	$12,044
Roto-Rooter	8,285	7,000	5,635
Total	26,800	20,412	17,679
Intercompany eliminations	(26,287)	(19,741)	(17,252)
Total interest income	$513	$671	$427
Interest Expense
VITAS	$169	$175	$188
Roto-Rooter	345	319	323
Total	514	494	511
Corporate	4,021	4,496	3,761
Total interest expense	$4,535	$4,990	$4,272
Income Tax Provision
VITAS	$48,711	$40,847	$16,436
Roto-Rooter	30,276	28,850	32,782
Total	78,987	69,697	49,218
Corporate	(37,301)	(35,641)	(30,478)
Total income tax provision	$41,686	$34,056	$18,740
Identifiable Assets
VITAS	$663,455	$553,949	$545,304
Roto-Rooter	507,480	351,030	294,663
Total	1,170,935	904,979	839,967
Corporate	97,382	70,550	80,059
Total identifiable assets	$1,268,317	$975,529	$920,026
Additions to Long-Lived Assets
VITAS	$25,530	$36,969	$23,469
Roto-Rooter	162,494	68,786	45,386
Total	188,024	105,755	68,855
Corporate	1,000	128	483
Total additions to long-lived assets	$189,024	$105,883	$69,338
Depreciation and Amortization
VITAS	$20,055	$19,700	$18,630
Roto-Rooter	24,994	19,016	16,790
Total	45,049	38,716	35,420
Corporate	156	147	205
Total depreciation and amortization	$45,205	$38,863	$35,625

6.    Intangible Assets

Amortization of definite-lived intangible assets for the years ended December 31, 2019, 2018, and 2017, was $4.3 million, $399,000 and $137,000 respectively. The following is a schedule by year of projected amortization expense for definite-lived intangible assets (in thousands):

2020	$9,907
2021	9,904
2022	9,883
2023	9,828
2024	9,779
Thereafter	21,329

The balance in identifiable intangible assets comprises the following (in thousands):

	Gross	Accumulated	Net Book
	Asset	Amortization	Value
December 31, 2019
Referral networks	$21,850	$(21,223)	$627
Covenants not to compete	10,036	(9,478)	558
Customer lists	4,746	(1,362)	3,384
Reacquired franchise rights	71,618	(5,557)	66,061
Subtotal - definite-lived intangibles	108,250	(37,620)	70,630
VITAS trade name	51,300	-	51,300
Roto-Rooter trade name	150	-	150
Operating licenses	4,290	-	4,290
Total	$163,990	$(37,620)	$126,370

December 31, 2018
Referral networks	$21,850	$(21,152)	$698
Covenants not to compete	9,796	(9,367)	429
Customer lists	2,025	(1,235)	790
Reacquired franchise rights	12,447	(1,529)	10,918
Subtotal - definite-lived intangibles	46,118	(33,283)	12,835
VITAS trade name	51,300	-	51,300
Roto-Rooter trade name	150	-	150
Operating licenses	3,968	-	3,968
Total	$101,536	$(33,283)	$68,253

7.    Acquisitions

On August 2, 2019, we entered into an Asset Purchase Agreement (the “Agreement”) to purchase substantially all of the assets of HSW RR, Inc., a Delaware corporation (“HSW”) and certain related assets of its affiliates, for $120.0 million, subject to a working capital adjustment that resulted in an additional $1.4 million payment to HSW. HSW owned and operated fourteen Roto-Rooter franchises mainly in the southwestern section of the United States, including Los Angeles, Dallas and Phoenix. Included in the assets purchased were the assets of Western Drain Supply, Inc., a plumbing supply company. The purchase was made using a combination of cash on-hand and borrowings under Chemed’s existing $450 million revolving credit facility. On September 16, 2019, we completed the acquisition.

On July 1, 2019, we completed the acquisition of a Roto-Rooter franchise and the related assets in Oakland, CA for $18.0 million in cash.

The acquisitions were made as a continuation of Roto-Rooter’s strategy to re-acquire franchises in large markets in the United States. The allocation for the two acquisitions completed in 2019 is as follows (in thousands):

	HSW	Oakland	Total
Goodwill	$56,191	$10,535	$66,726
Reacquired franchise rights	52,980	6,190	59,170
Property, plant, and equipment	5,998	675	6,673
Working capital	3,760	22	3,782
Customer relationships	2,220	500	2,720
Non-compete agreements	140	100	240
Other assets and liabilities - net	128	23	151
	$121,417	$18,045	$139,462

Included above is $1.4 million related to the HSW acquisition excess working capital. The amount was paid subsequent to year end.

Reacquired franchise rights, included in identifiable intangibles on the Consolidated Balance Sheets, are amortized over the period remaining in each individual franchise agreement. The average amortization period for reacquired franchise rights for the acquisitions made in 2019 is 7.4 years.

Revenue and net income for the two acquisitions completed in 2019 are as follows (in thousands):

	HSW	Oakland	Total
Service revenues and sales	$20,141	$5,150	$25,291
Net income/(loss)	(2,777)	231	(2,546)

Included in net income for the two acquisitions is $3.4 million of one-time acquisition expense.

The franchise fee revenue, the valuation of reacquired franchise rights and amortization for the acquired franchises are as follows:

			Annualized
		Valuation	Amortization of
	2018 Franchise	of Reacquired	Reacquired
	Revenue	Franchise Rights	Franchise Rights
HSW	$1,782	$52,980	$7,258
Oakland	95	6,190	825
Subtotal	1,877	$59,170	$8,083
All other franchise territories	4,505
	$6,382

As a result of the acquisitions, 2018 is the last full-year of franchise revenue received from HSW and Oakland. Total franchise revenue in 2019 was $6.1 million.

Amortization of reacquired franchise agreements is $4.0 million for 2019.

Customer relationships, included in identifiable intangibles on the Consolidated Balance Sheets, are amortized over an average amortization period of 20.4 years. Non-compete agreements are amortized over the period of the agreement. The average amortization period for non-compete agreements for the transactions made in 2019 is 4.0 years.

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

The pro forma revenue and earnings of the Company, as if all acquisitions made in fiscal 2018 and 2019 were completed on January 1, 2018, are as follows (in thousands, except per share data):

	For the Years Ended
	December 31,
	2019	2018
Service revenues and sales	$1,995,688	$1,900,218
Net income	$228,939	$224,851
Earnings per share	$14.34	$14.00
Diluted earnings per share	$13.85	$13.38

8.    Discontinued Operations

At December 31, 2019 and 2018, the accrual for our estimated liability for potential environmental cleanup and related costs arising from the 1991 sale of DuBois amounted to $1.7 million. Of the 2019 balance, $826,000 is included in other current liabilities and $901,000 is included in other liabilities (long-term). The estimated amounts and timing of payments of these liabilities follows (in thousands):

2020	$826
2021	300
Thereafter	601
$1,727

We are contingently liable for additional DuBois-related environmental cleanup and related costs up to a maximum of $14.9 million. On the basis of a continuing evaluation of the potential liability, we believe it is not probable this additional liability will be paid. Accordingly, no provision for this contingent liability has been recorded. The potential liability is not insured, and the recorded liability does not assume the recovery of insurance proceeds. Also, the environmental liability has not been discounted because it is not possible to reliably project the timing of payments. We believe that any adjustments to our recorded liability will not materially adversely affect our financial position, results of operations or cash flows.

9.    Cash Overdrafts and Cash Equivalents

Included in the accompanying Consolidated Balance Sheets are $1.8 million, $3.2 million, and $2.7 million of capitalized property and equipment which were not paid for as of December 31, 2019, December 31, 2018 and December 31, 2017, respectively. These amounts have been excluded from capital expenditures in the accompanying Consolidated Statements of Cash Flow. There are no material non-cash amounts included in interest expense for any period presented.

Included in accounts payable are cash overdrafts of $9.8 million and $13.8 million as of December 31, 2019 and 2018, respectively.

From time to time throughout the year, we invest excess cash in money market funds directly with major commercial banks. We closely monitor the creditworthiness of the institutions with which we invest our overnight funds. The amount invested was less than $100,000 for each balance sheet date presented.

10.    Other Income -- Net

Other income -- net from continuing operations comprises the following (in thousands):

	For the Years Ended December 31,
	2019	2018	2017

Market value gains related to deferred
compensation trusts	$8,254	$287	$8,430
Interest income	513	671	427
Other--net	(3)	-	(703)
Total other income	$8,764	$958	$8,154

The market value gain relates to gains on the assets in the deferred compensation trust. There is an offsetting expense in selling, general and administrative expense to reflect the corresponding increase in the liability.

11.    Income Taxes

The provision for income taxes comprises the following (in thousands):

	For the Years Ended December 31,
	2019	2018	2017
Current
U.S. federal	$36,779	$23,934	$11,724
U.S. state and local	7,078	4,484	4,144
Foreign	600	452	465
Deferred
U.S. federal, state and local	(2,773)	5,185	2,402
Foreign	2	1	5
Total	$41,686	$34,056	$18,740

A summary of the temporary differences that give rise to deferred tax assets/ (liabilities) follows (in thousands):

	December 31,
	2019	2018
Accrued liabilities	$32,498	$30,702
Lease liabilities	32,476	-
Stock compensation expense	5,425	5,894
Implicit price concessions	4,165	1,171
State net operating loss carryforwards	2,678	2,422
Other	894	626
Deferred income tax assets	78,136	40,815
Amortization of intangible assets	(39,679)	(38,346)
Right of use lease assets	(28,807)	-
Accelerated tax depreciation	(21,942)	(19,685)
Currents assets	(2,510)	(1,861)
Market valuation of investments	(2,058)	(1,068)
State income taxes	(1,477)	(1,261)
Other	(167)	(192)
Deferred income tax liabilities	(96,640)	(62,413)
Net deferred income tax liabilities	$(18,504)	$(21,598)

At December 31, 2019 and 2018, state net operating loss carryforwards were $43.1 million and $39.3 million, respectively. These net operating losses will expire, in varying amounts, between 2024 and 2039. Based on our history of operating earnings, we have determined that our operating income will, more likely than not, be sufficient to ensure realization of our deferred income tax assets.

A reconciliation of the beginning and ending of year amount of our unrecognized tax benefit is as follows (in thousands):

	2019	2018	2017
Balance at January 1,	$1,348	$1,123	$1,069
Unrecognized tax benefits due to positions taken in current year	234	453	268
Decrease due to expiration of statute of limitations	(259)	(228)	(214)
Balance at December 31,	$1,323	$1,348	$1,123

We file tax returns in the U.S. federal jurisdiction and various states. The years ended December 31, 2016 and forward remain open for review for federal income tax purposes. The earliest open year relating to any of our major state jurisdictions is the fiscal year ended December 31, 2014. During the next twelve months, we do not anticipate a material net change in unrecognized tax benefits.

We classify interest related to our accrual for uncertain tax positions in separate interest accounts. As of December 31, 2019 and 2018, we have approximately $159,000 and $136,000, respectively, accrued in interest payable related to uncertain tax positions. These accruals are included in other current liabilities in the accompanying consolidated balance sheet. Net interest expense related to uncertain tax positions included in interest expense in the accompanying consolidated statement of income is not material.

The difference between the actual income tax provision for continuing operations and the income tax provision calculated at the statutory U.S. federal tax rate is explained as follows (in thousands):

	For the Years Ended December 31,
	2019	2018	2017

Income tax provision calculated using the statutory rate of 21%	$54,938	$50,316	$40,921
Stock compensation tax benefits	(24,177)	(22,862)	(18,932)
State and local income taxes, less federal income tax effect	7,880	7,150	4,600
Nondeductible expenses	3,048	2,280	1,041
Enactment of the tax reform act	-	-	(8,305)
Other--net	(3)	(2,828)	(585)
Income tax provision	$41,686	$34,056	$18,740
Effective tax rate	15.9%	14.2%	16.0%

Summarized below are the total amounts of income taxes paid during the years ended December 31 (in thousands):

2019	$44,063
2018	9,749
2017	42,311

Provision has not been made for additional taxes on $35.1 million of undistributed earnings of our domestic subsidiaries. Should we elect to sell our interest in these businesses rather than to affect a tax-free liquidation, additional taxes amounting to approximately $8.4 million would be incurred based on current income tax rates.

12.    Properties and Equipment

A summary of properties and equipment follows (in thousands):

	December 31,
	2019	2018
Land	$8,360	$7,964
Buildings and building improvements	109,404	96,361
Transportation equipment	41,897	51,559
Machinery and equipment	123,102	111,183
Computer software	57,508	49,928
Furniture and fixtures	79,792	72,898
Projects under development	25,840	20,510
Total properties and equipment	445,903	410,403
Less accumulated depreciation	(270,140)	(248,370)
Net properties and equipment	$175,763	$162,033

The net book value of computer software at December 31, 2019 and 2018, was $9.6 million and $6.6 million, respectively. Depreciation expense for computer software was $4.6 million, $5.4 million and $4.4 million for the years ended December 31, 2019, 2018 and 2017, respectively.

13.    Leases

Chemed and each of its operating subsidiaries are service companies. As such, real estate leases comprise the largest lease obligation (and conversely, right of use asset) in our lease portfolio. VITAS has leased office space, as well as space for IPUs and/or contract beds within hospitals. Roto-Rooter has leased office space. Our leases have remaining terms of less than 1 year to 10 years, some of which include options to extend the lease for up to 5 years, and some of which include options to terminate the lease within 1 year.

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

The components of balance sheet information related to leases were as follows:

December 31,
2019
Assets
Operating lease assets	$111,652

Liabilities
Current operating leases	39,280
Noncurrent operating leases	86,656
Total operating lease liabilities	$125,936

The components of lease expense were as follows:

December 31,
2019
Lease Expense (a)
Operating lease expense	$49,112
Sublease income	(6)
Net lease expense	$49,106

(a)Includes short-term leases and variable lease costs, which are immaterial. Included in both cost of services provided and goods sold and selling, general and administrative expenses.

The components of cash flow information related to leases were as follows:

December 31,
2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from leases	$41,525

Leased assets obtained in exchange for new operating lease liabilities	$150,356

Weighted Average Remaining Lease Term
Operating leases	4.52	years

Weighted Average Discount Rate
Operating leases	3.3%

Maturity of Operating Lease Liabilities (in thousands)

2020	$44,262
2021	31,177
2022	23,588
2023	17,316
2024	12,119
Thereafter	15,807
Total lease payments	$144,269
Less: interest	(10,250)
Less: lease obligations signed but not yet commenced	(8,083)
Total liability recognized on the balance sheet	$125,936

The following is a summary of future minimum rental payments under operating leases that have initial noncancelable terms in excess of one year at December 31, 2018:

Maturity of Operating Lease Liabilities (in thousands):

2019	$26,791
2020	24,152
2021	19,669
2022	13,851
2023	8,179
Thereafter	10,974
Total lease payments	$103,616

For leases commencing prior to 2019, minimum rental payments exclude payments to landlords for real estate taxes and common area maintenance. Operating lease payments include $2.3 million related to extended lease terms that are reasonably certain of being exercised and exclude $8.1 million lease payments for leases signed but not yet commenced.

14.    Retirement Plans

Retirement obligations under various plans cover substantially all full-time employees who meet age and/or service eligibility requirements. All plans providing retirement benefits to our employees are defined contribution plans. Expenses for our retirement and profit-sharing plans, excess benefit plans and other similar plans are as follows (in thousands):

For the Years Ended December 31,
2019	2018	2017

$25,529	$16,502	$22,025

These expenses include the impact of market gains and losses on assets held in deferred compensation plans.

Trust assets invested in shares of our stock are included in treasury stock, and the corresponding liability is included in a separate component of stockholders’ equity. At December 31, 2019, these trusts held 77,963 shares at historical average cost or $2.3 million of our stock (2018 – 80,584 shares or $2.3 million).

We have excess benefit plans for key employees whose participation in the qualified plans is limited by U.S. Employee Retirement Income Security Act requirements. Benefits are determined based on theoretical participation in the qualified plans. Benefits are only invested in mutual funds, and participants are not permitted to diversify accumulated benefits in shares of our capital stock.

15.    Earnings Per Share

The computation of earnings per share follows (in thousands, except per share data):

		Net Income
For the Years Ended December 31,		Net Income	Shares	Earnings per Share
2019
	Earnings	$219,923	15,969	$13.77
	Dilutive stock options	-	480
	Nonvested stock awards	-	78
	Diluted earnings	$219,923	16,527	$13.31

2018
	Earnings	$205,544	16,059	$12.80
	Dilutive stock options	-	650
	Nonvested stock awards	-	94
	Diluted earnings	$205,544	16,803	$12.23

2017
	Earnings	$98,177	16,057	$6.11
	Dilutive stock options	-	596
	Nonvested stock awards	-	89
	Diluted earnings	$98,177	16,742	$5.86

During 2019, 287,000 stock options were excluded from the computation of diluted earnings per share as their exercise prices were greater than the average market price during most of the year. During 2018, 246,000 stock options were also excluded. During 2017, 328,000 stock options were also excluded.

16.    Financial Instruments

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

The following shows the carrying value, fair value and the hierarchy for our financial instruments as of December 31, 2019 (in thousands):

		Fair Value Measure
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Investments of deferred compensation plans held in trust	$77,446	$77,446	$-	$-
Long-term debt and current portion of long-term debt	90,000	-	90,000	-

The following shows the carrying value, fair value and the hierarchy for our financial instruments as of December 31, 2018 (in thousands):

		Fair Value Measure
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Investments of deferred compensation plans held in trust	$65,624	$65,624	$-	$-
Long-term debt and current portion of long-term debt	89,200	-	89,200	-

For cash and cash equivalents, accounts receivable and accounts payable, the carrying amount is a reasonable estimate of fair value because of the liquidity and short-term nature of these instruments. As further described in Footnote 3, our outstanding long-term debt and current portion of long-term debt have floating interest rates that are reset at short-term intervals, generally 30 or 60 days. The interest rate we pay also includes an additional amount based on our current leverage ratio. As such, we believe our borrowings reflect significant nonperformance risks, mainly credit risk. Based on these factors, we believe the fair value of our long-term debt and current portion of long-term debt approximate the carrying value.

17.    Legal and Regulatory Matters

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

The complaint asserted a single claim for breach of the fiduciary duties of good faith, loyalty, due care and candor and sought, on behalf of the Company: (a) compensatory, restitutionary and exemplary damages in an unspecified amount, together with interest thereon; (b) attorneys’ fees and expenses; and (c) implementation of unspecified policies and procedures meant to prevent future instances of alleged wrongdoing. On February 26, 2019, Magistrate Judge Burke issued a Report and Recommendation recommending that Defendants’ motion to dismiss be granted with prejudice, and that the matter be dismissed as to all defendants. On March 14, 2019, the Court adopted the Report, granted Defendants’ motion to dismiss with prejudice, and dismissed this matter as to all defendants. The deadline for Plaintiff to file a timely notice of appeal was April 15, 2019. No such notice was filed. Consequently, this matter is now concluded.

On October 30, 2017, the Company entered into a settlement agreement (the “Settlement Agreement”) to resolve civil litigation under the False Claims Act brought by the United States Department of Justice (“DOJ”) on behalf of the OIG and various relators concerning VITAS, filed in the U.S. District Court of the Western District of Missouri. The Company denied any violation of law and agreed to settlement without admission of wrongdoing.

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

Under the Settlement Agreement, the Company paid $75 million plus interest, plus certain attorney fees and expenses of qui tam relators. The Company made these payments during the fourth quarter 2017. The Company previously recorded a $90 million loss reserve ($55.8 million after-tax) related to the Settlement Agreement, and associated costs in the second quarter of 2017. During the fourth quarter of 2017, approximately $5.5 million ($3.4 million after-tax) recorded as part of the $90 million was reversed as relator attorney’ fees were less than originally estimated.

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

The Seper and Chhina cases were consolidated in Los Angeles County Superior Court; Chhina was dismissed as a separate action and joined with Seper in the filing of amended complaint on August 28, 2018, in which both Chhina and Seper were identified as named plaintiffs. Discovery in the remaining cases was stayed as to class claims and each court was advised of the pendency of the consolidated Seper/Chhina action. The parties engaged in a mediation process beginning in October 2018 and concluded with an agreement in March 2019. The settlement amount, subject to court approval, is $5.75 million plus employment taxes. As of December 31, 2019, $6.0 million was accrued in the accompanying Consolidated Balance Sheet. The definition of the class to participate in the settlement is intended to cover claims raised in the consolidated Seper/Chhina matter, claims raised in Phillips and Moore, as well as any class claims in Williams. On January 28, 2020, the court granted preliminary approval of the settlement. A notice of the proposed settlement will be sent to the members of the class by the class claims administrator. The court has set the date for the final approval of the settlement hearing for May 21, 2020.

Alfred Lax (“Lax”), a current employee of Roto-Rooter Services Company (“RRSC”), was hired in RRSC’s Menlo Park branch in 2007. On November 30, 2018, Lax filed a class action lawsuit in Santa Clara County Superior Court alleging (1) failure to provide or compensate for required rest breaks; (2) failure to properly pay for all hours worked; (3) failure to provide accurate wage statements; (4) failure to reimburse for work-related expenses; and (5) unfair business practices. Lax stated these claims as a representative of a class defined as all service technicians employed by RRSC in California during the four years preceding the filing of the complaint. He seeks a determination that the action may proceed and be maintained as a class action and for compensatory and statutory damages (premium payments for missed rest periods, uncompensated rest periods, wages for time allegedly not paid such as travel time, repair time, and vehicle maintenance time, and unreimbursed expenses), penalties and restitutions, pre- and post-judgement interest and attorneys’ fees and costs. The lawsuit is, Alfred Lax on behalf of himself and all others similarly situated v. Roto-Rooter Services Company, and Does 1 through 50 inclusive; Santa Clara County Superior Court Case Number 18CV338652.

The Company is not able to reasonably estimate the probability of loss or range of loss for any of these lawsuits at this time, with the exception of Seper/Chhina, Phillips and Moore and the class claims in Williams.

The Company intends to defend vigorously against the allegations in the above lawsuit. Regardless of the outcome of any of the preceding matters, dealing with the various regulatory agencies and opposing parties can adversely affect us through defense costs, potential payments, withholding of governmental funding, diversion of management time, and related publicity. Although the Company intends to defend them vigorously, there can be no assurance that those suits will not have a material adverse effect on the Company.

18.    Capital Stock Transactions

We repurchased the following capital stock:

	For the Years Ended December 31,
	2019	2018	2017
Total cost of repurchased shares (in thousands):	$92,631	$158,884	$94,640
Shares repurchased	269,009	561,146	500,000
Weighted average price per share	$344.34	$283.14	$189.28

In February 2019, the Board of Directors authorized an additional $150.0 million for stock repurchase under the February 2011 repurchase program. We currently have $104.0 million of authorization remaining under this share purchase plan.

19.    Other Operating Expenses

	December 31,
	2019	2018	2017
Litigation settlement	$6,000	$796	$84,476
Loss on sale of transportation equipment	2,266	-	5,266
Loss on disposal of property and equipment	866	504	-
Program closure expenses	-	-	1,138
Total other operating expenses	$9,132	$1,300	$90,880

During the first quarter of 2019, the Company recorded $6.0 million for a potential legal settlement, which includes the settlement amount, estimated employment taxes and other litigation costs. Also during 2019, the Company recorded $2.3 million for the loss on sale of transportation equipment.

During 2017, the Company recorded $84.5 million related to the Settlement Agreement and a related qui tam case. See Footnote 17 for further discussion. The company recorded $5.3 million related to the loss on the sale of transportation equipment. Also during 2017, the Company recorded $1.1 million related to the closure of three Alabama programs at VITAS.

20.    Recent Accounting Standards

In December 2019, the FASB issued Accounting Standards Update “ASU No. 2019-12 – Simplifying the Accounting Income Taxes”. The ASU adds new guidance to simplify accounting for income taxes, changes the accounting for certain income tax transactions and makes minor improvements to the codifications. The ASU is effective for the Company on January 1, 2021. We are currently evaluating the impact of this standard on our consolidated financial statements.

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

In June 2016, FASB issued Accounting Standards Update “ASU No. 2016-13 - Measurement of Credit Losses on Financial Instruments”. The ASU requires the use of the current expected credit loss model to measure impairments of financial assets. The ASU is effective for the Company for fiscal years beginning after December 15, 2019. The adoption of ASU No. 2016-13 will not have a material impact on our consolidated financial statements.

UNAUDITED SUMMARIES OF QUARTERLY RESULTS

Chemed Corporation and Subsidiary Companies
(in thousands, except per share and footnote data)

	First	Second	Third	Fourth	Total
For the Year Ended December 31, 2019	Quarter	Quarter	Quarter	Quarter	Year
Total service revenues and sales	$462,034	$473,584	$480,613	$522,324	$1,938,555
Gross profit (excluding depreciation)	$140,083	$149,947	$152,430	$174,969	$617,429
Income/(loss) from operations	$49,472	$65,527	$64,929	$77,452	$257,380
Interest expense	(1,124)	(1,237)	(1,041)	(1,133)	(4,535)
Other income--net	2,439	13	3,036	3,276	8,764
Income before income taxes	50,787	64,303	66,924	79,595	261,609
Income taxes	(6,120)	(13,575)	(7,976)	(14,015)	(41,686)
Net income/(loss) (a)	$44,667	$50,728	$58,948	$65,580	$219,923

Earnings/(Loss) Per Share (a)
Net income/(loss)	$2.80	$3.18	$3.69	$4.09	$13.77
Average number of shares outstanding	15,954	15,928	15,970	16,022	15,969

Diluted Earnings/(Loss) Per Share (a)
Net income/(loss)	$2.70	$3.08	$3.56	$3.96	$13.31
Average number of shares outstanding	16,525	16,449	16,555	16,565	16,527

(a) The following amounts are included in income during the respective quarter (in thousands):

	First	Second	Third	Fourth	Total
	Quarter	Quarter	Quarter	Quarter	Year
Pretax (cost)/benefit:
Stock option expense	$(4,089)	$(3,929)	$(2,711)	$(4,102)	$(14,831)
Long-term incentive compensation	(1,488)	(1,386)	(1,677)	(3,079)	(7,630)
Expenses related to litigation settlements	(6,000)	-	-	-	(6,000)
Acquisition expenses	(120)	(97)	(3,281)	(1,336)	(4,834)
Medicare cap sequestration adjustment	(515)	(1,689)	(859)	(919)	(3,982)
Amortization of reacquired franchise agreements	(441)	(331)	(331)	(2,861)	(3,964)
Loss on sale of transportation equipment	-	(2,266)	-	-	(2,266)
Non cash ASC 842 expenses	(548)	-	-	-	(548)
Total	$(13,201)	$(9,698)	$(8,859)	$(12,297)	$(44,055)
After-tax (cost)/benefit:
Stock option expense	$(3,327)	$(3,197)	$(2,278)	$(3,435)	$(12,237)
Long-term incentive compensation	(1,230)	(1,199)	(1,486)	(2,525)	(6,440)
Expenses related to litigation settlements	(4,476)	-	-	-	(4,476)
Acquisition expenses	(91)	(71)	(2,411)	(984)	(3,557)
Medicare cap sequestration adjustment	(387)	(1,253)	(639)	(686)	(2,965)
Amortization of reacquired franchise agreements	(324)	(244)	(244)	(2,101)	(2,913)
Loss on sale of transportation equipment	-	(1,733)	-	-	(1,733)
Non cash ASC 842 expenses	(405)	(1)	-	-	(406)
Excess tax benefits on stock compensation	6,732	3,212	8,792	5,441	24,177
Total	$(3,508)	$(4,486)	$1,734	$(4,290)	$(10,550)

UNAUDITED SUMMARIES OF QUARTERLY RESULTS

Chemed Corporation and Subsidiary Companies
(in thousands, except per share and footnote data)

	First	Second	Third	Fourth	Total
For the Year Ended December 31, 2018	Quarter	Quarter	Quarter	Quarter	Year
Total service revenues and sales	$439,176	$441,813	$444,151	$457,508	$1,782,648
Gross profit (excluding depreciation)	$134,640	$136,072	$138,839	$145,453	$555,004
Income from operations	$56,397	$58,141	$61,713	$67,381	$243,632
Interest expense	(1,207)	(1,524)	(1,082)	(1,177)	(4,990)
Other income/(expense)--net	1,018	1,038	2,300	(3,398)	958
Income before income taxes	56,208	57,655	62,931	62,806	239,600
Income taxes	(11,212)	(2,684)	(11,682)	(8,478)	(34,056)
Net income (a)	$44,996	$54,971	$51,249	$54,328	$205,544

Earnings Per Share (a)
Net income	$2.79	$3.43	$3.19	$3.39	$12.80
Average number of shares outstanding	16,100	16,035	16,074	16,026	16,059

Diluted Earnings Per Share (a)
Net income	$2.66	$3.27	$3.06	$3.26	$12.23
Average number of shares outstanding	16,887	16,811	16,772	16,670	16,803

(a) The following amounts are included in income during the respective quarter (in thousands):

	First	Second	Third	Fourth	Total
	Quarter	Quarter	Quarter	Quarter	Year
Pretax (cost)/benefit:
Stock option expense	$(3,653)	$(3,652)	$(2,055)	$(3,251)	$(12,611)
Long-term incentive compensation	(1,920)	(1,222)	(1,234)	(2,242)	(6,618)
Medicare cap sequestration adjustment	(352)	(185)	(503)	(456)	(1,496)
Expenses related to litigation settlements	-	204	-	(1,000)	(796)
Acquisition expense	-	-	(354)	(403)	(757)
Total	$(5,925)	$(4,855)	$(4,146)	$(7,352)	$(22,278)
After-tax (cost)/benefit:
Stock option expense	$(2,891)	$(2,900)	$(1,674)	$(2,653)	$(10,118)
Long-term incentive compensation	(1,499)	(1,003)	(1,013)	(1,792)	(5,307)
Medicare cap sequestration adjustment	(263)	(138)	(376)	(337)	(1,114)
Expenses related to litigation settlements	-	152	-	(746)	(594)
Acquisition expense	-	-	(262)	(297)	(559)
Excess tax benefits on stock compensation	3,798	11,702	3,118	4,244	22,862
Total	$(855)	$7,813	$(207)	$(1,581)	$5,170

SELECTED FINANCIAL DATA

Chemed Corporation and Subsidiary Companies
(in thousands, except per share and footnote data, ratios, percentages and personnel)
	2019	2018	2017	2016	2015
Summary of Operations
Continuing operations (a)
Service revenues and sales	$1,938,555	$1,782,648	$1,666,724	$1,576,881	$1,543,388
Gross profit (excluding depreciation)	617,429	555,004	516,192	461,450	455,778
Depreciation	40,870	38,464	35,488	34,279	32,369
Amortization	4,335	399	137	359	1,130
Income from operations	257,380	243,632	113,035	178,749	184,458
Net income	219,923	205,544	98,177	108,743	110,274
Earnings per share
Net income	$13.77	$12.80	$6.11	$6.64	$6.54
Average number of shares outstanding	15,969	16,059	16,057	16,383	16,870
Diluted earnings per share
Net income	$13.31	$12.23	$5.86	$6.48	$6.33
Average number of shares outstanding	16,527	16,803	16,742	16,789	17,422
Cash dividends per share	$1.24	$1.16	$1.08	$1.00	$0.92
Financial Position--Year-End
Cash and cash equivalents	$6,158	$4,831	$11,121	$15,310	$14,727
Working capital/(deficit)	(71,549)	(31,830)	(17,476)	(1,932)	(20,528)
Current ratio	0.73	0.83	0.91	0.99	0.88
Properties and equipment, at cost less
accumulated depreciation	$175,763	$162,033	$143,034	$121,302	$117,370
Total assets	1,268,317	975,529	920,026	880,059	852,325
Long-term debt	90,000	89,200	91,200	100,000	83,750
Stockholders' equity	726,608	591,334	540,354	524,099	513,253
Other Statistics
Capital expenditures	$53,022	$52,872	$64,300	$39,772	$44,135
Number of employees	16,641	15,707	14,813	14,613	14,406

(a) The following amounts are included in income from continuing operations during the respective year (in thousands):

	2019	2018	2017	2016	2015
After-tax benefit/(cost):
Excess tax benefits on stock compensation	$24,177	$22,862	$18,932	$-	$-
Stock option expense	(12,237)	(10,118)	(6,892)	(5,266)	(3,439)
Long-term incentive compensation	(6,440)	(5,307)	(3,243)	(1,221)	(4,752)
Litigation settlements	(4,476)	(594)	(52,504)	(28)	(3)
Acquisition expense	(3,557)	(559)	-	-	(104)
Medicare cap sequestration adjustment	(2,965)	(1,114)	(276)	(141)	-
Amortization of reacquired franchise agreements	(2,913)	-	-	-	-
Loss on sale of transportation equipment	(1,733)	-	(3,314)	-	-
Non cash ASC 842 expenses	(406)	-	-	-	-
Program closure expenses	-	-	(675)	-	-
Impact of tax reform	-	-	8,302	-	-
Expenses incurred in connection with the Office of Inspector
General investigation	-	-	(3,207)	(3,248)	(3,072)
Early retirement expenses	-	-	-	(2,840)	-
Expenses of securities litigation	-	-	-	-	(23)
Total	$(10,550)	$5,170	$(42,877)	$(12,744)	$(11,393)

CHEMED CORPORATION AND SUBSIDIARY COMPANIES
UNAUDITED CONSOLIDATING STATEMENTS OF INCOME
FOR THE YEAR ENDED DECEMBER 31, 2019
(in thousands)(unaudited)
		Roto-		Chemed
	VITAS	Rooter	Corporate	Consolidated
2019
Service revenues and sales	$1,281,184	$657,371	$-	$1,938,555
Cost of services provided and goods sold	982,056	339,070	-	1,321,126
Selling, general and administrative expenses	86,345	166,934	52,433	305,712
Depreciation	19,984	20,730	156	40,870
Amortization	71	4,264	-	4,335
Other operating expenses	6,546	320	2,266	9,132
Total costs and expenses	1,095,002	531,318	54,855	1,681,175
Income/(loss) from operations	186,182	126,053	(54,855)	257,380
Interest expense	(169)	(345)	(4,021)	(4,535)
Intercompany interest income/(expense)	18,135	8,152	(26,287)	-
Other income/(expense)—net	385	126	8,253	8,764
Income/(loss) before income taxes	204,533	133,986	(76,910)	261,609
Income taxes	(48,711)	(30,276)	37,301	(41,686)
Net income/(loss)	$155,822	$103,710	$(39,609)	$219,923

(a) The following amounts are included in income from continuing operations (in thousands):
		Roto-		Chemed
	VITAS	Rooter	Corporate	Consolidated
Pretax benefit/(cost):
Stock option expense	-	-	(14,831)	(14,831)
Long-term incentive compensation	-	-	(7,630)	(7,630)
Litigation settlements	(6,000)	-	-	(6,000)
Acquisition expenses	-	(4,664)	(170)	(4,834)
Medicare cap sequestration adjustment	(3,982)	-	-	(3,982)
Amortization of reacquired franchise agreements	-	(3,964)	-	(3,964)
Loss on sale of transportation equipment	-	-	(2,266)	(2,266)
Non cash ASC 842 expenses	(656)	(55)	163	(548)
Total	$(10,638)	$(8,683)	$(24,734)	$(44,055)

		Roto-		Chemed
	VITAS	Rooter	Corporate	Consolidated
After-tax benefit/(cost):
Excess tax benefits on stock compensation	$-	$-	$24,177	$24,177
Stock option expense	-	-	(12,237)	(12,237)
Long-term incentive compensation	-	-	(6,440)	(6,440)
Litigation settlements	(4,476)	-	-	(4,476)
Acquisition expenses	-	(3,429)	(128)	(3,557)
Medicare cap sequestration adjustment	(2,965)	-	-	(2,965)
Amortization of reacquired franchise agreements	-	(2,913)	-	(2,913)
Loss on sale of transportation equipment	-	-	(1,733)	(1,733)
Non cash ASC 842 expenses	(490)	(40)	124	(406)
Total	$(7,931)	$(6,382)	$3,763	$(10,550)

CHEMED CORPORATION AND SUBSIDIARY COMPANIES
UNAUDITED CONSOLIDATING STATEMENTS OF INCOME
FOR THE YEAR ENDED DECEMBER 31, 2018
(in thousands)(unaudited)
		Roto-		Chemed
	VITAS	Rooter	Corporate	Consolidated
2018
Service revenues and sales	$1,197,562	$585,086	$-	$1,782,648
Cost of services provided and goods sold	928,306	299,338	-	1,227,644
Selling, general and administrative expenses	81,969	145,683	43,557	271,209
Depreciation	19,688	18,629	147	38,464
Amortization	12	387	-	399
Other operating expenses	1,130	170	-	1,300
Total costs and expenses	1,031,105	464,207	43,704	1,539,016
Income/(loss) from operations	166,457	120,879	(43,704)	243,632
Interest expense	(175)	(319)	(4,496)	(4,990)
Intercompany interest income/(expense)	12,832	6,908	(19,740)	-
Other income/(expense)—net	579	93	286	958
Income/(loss) before income taxes	179,693	127,561	(67,654)	239,600
Income taxes	(40,847)	(28,850)	35,641	(34,056)
Net income/(loss)	$138,846	$98,711	$(32,013)	$205,544

(a) The following amounts are included in income from continuing operations (in thousands):
		Roto-		Chemed
	VITAS	Rooter	Corporate	Consolidated
Pretax benefit/(cost):
Stock option expense	$-	$-	$(12,611)	$(12,611)
Long-term incentive compensation	-	-	(6,618)	(6,618)
Medicare cap sequestration adjustment	(1,496)	-	-	(1,496)
Litigation settlements	(796)	-	-	(796)
Acquisition expense	(209)	(548)	-	(757)
Total	$(2,501)	$(548)	$(19,229)	$(22,278)

		Roto-		Chemed
	VITAS	Rooter	Corporate	Consolidated
After-tax benefit/(cost):
Excess tax benefits on stock compensation	$-	$-	$22,862	$22,862
Stock option expense	-	-	(10,118)	(10,118)
Long-term incentive compensation	-	-	(5,307)	(5,307)
Medicare cap sequestration adjustment	(1,114)	-	-	(1,114)
Litigation settlements	(594)	-	-	(594)
Acquistion expense	(156)	(403)	-	(559)
Total	$(1,864)	$(403)	$7,437	$5,170

CHEMED CORPORATION AND SUBSIDIARY COMPANIES
UNAUDITED CONSOLIDATING STATEMENTS OF INCOME
FOR THE YEAR ENDED DECEMBER 31, 2017
(in thousands)(unaudited)
		Roto-		Chemed
	VITAS	Rooter	Corporate	Consolidated
2017
Service revenues and sales	$1,148,260	$518,464	$-	$1,666,724
Cost of services provided and goods sold	886,062	264,470	-	1,150,532
Selling, general and administrative expenses	95,215	136,248	45,189	276,652
Depreciation	18,616	16,667	205	35,488
Amortization	14	123	-	137
Other operating expenses	85,614	-	5,266	90,880
Total costs and expenses	1,085,521	417,508	50,660	1,553,689
Income/(loss) from operations	62,739	100,956	(50,660)	113,035
Interest expense	(188)	(323)	(3,761)	(4,272)
Intercompany interest income/(expense)	11,656	5,596	(17,252)	-
Other income/(expense)—net	(126)	(148)	8,428	8,154
Income/(loss) before income taxes	74,081	106,081	(63,245)	116,917
Income taxes	(16,436)	(32,782)	30,478	(18,740)
Net income/(loss)	$57,645	$73,299	$(32,767)	$98,177

(a) The following amounts are included in income from continuing operations (in thousands):
		Roto-		Chemed
	VITAS	Rooter	Corporate	Consolidated
Pretax benefit/(cost):
Litigation settlements	$(84,476)	$(213)	$-	$(84,689)
Stock option expense	-	-	(10,485)	(10,485)
Loss on sale of transportation equipment	-	-	(5,266)	(5,266)
Expenses incurred in connection with the Office of Inspector General investigation	(5,194)	-	-	(5,194)
Long-term incentive compensation	-	-	(4,994)	(4,994)
Program closure expenses	(1,138)	-	-	(1,138)
Medicare cap sequestration adjustment	(447)	-	-	(447)
Total	$(91,255)	$(213)	$(20,745)	$(112,213)

		Roto-		Chemed
	VITAS	Rooter	Corporate	Consolidated
After-tax benefit/(cost):
Litigation settlements	$(52,375)	$(129)	$-	$(52,504)
Excess tax benefits on stock compensation	-	-	18,932	18,932
Impact of tax reform	11,057	7,761	(10,516)	8,302
Stock option expense	-	-	(6,892)	(6,892)
Loss on sale of transportation equipment	-	-	(3,314)	(3,314)
Long-term incentive compensation	-	-	(3,243)	(3,243)
Expenses incurred in connection with the Office of Inspector General investigation	(3,207)	-	-	(3,207)
Program closure expenses	(675)	-	-	(675)
Medicare cap sequestration adjustment	(276)	-	-	(276)
Total	$(45,476)	$7,632	$(5,033)	$(42,877)

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

EXECUTIVE SUMMARY

We operate through our two wholly owned subsidiaries: VITAS Healthcare Corporation (“VITAS”) and Roto-Rooter Group, Inc. (“Roto-Rooter”). VITAS focuses on hospice care that helps make terminally ill patients' final days as comfortable as possible. Through its team of doctors, nurses, home health aides, social workers, clergy and volunteers, VITAS provides direct medical services to patients, as well as spiritual and emotional counseling to both patients and their families. Roto-Rooter is focused on providing plumbing, drain cleaning, water restoration and other related services to both residential and commercial customers. Through its network of company-owned branches, independent contractors and franchisees, Roto-Rooter offers plumbing and drain cleaning service to approximately 90% of the U.S. population.

The following is a summary of the key operating results for the years ended December 31, 2019, 2018 and 2017 (in thousands except percentages and per share amounts):

	2019	2018	2017
Consolidated service revenues and sales	$1,938,555	$1,782,648	$1,666,724
Consolidated net income	$219,923	$205,544	$98,177
Diluted EPS	$13.31	$12.23	$5.86
Adjusted net income	$230,473	$200,374	$141,054
Adjusted diluted EPS	$13.95	$11.93	$8.43
Adjusted EBITDA	$350,927	$305,506	$268,459
Adjusted EBITDA as a % of revenue	18.1%	17.1%	16.1%

Adjusted net income, adjusted diluted EPS, earnings before interest, taxes and depreciation and amortization (“EBITDA”) and Adjusted EBITDA are not measures derived in accordance with GAAP. We use Adjusted EPS as a measure of earnings for certain long-term incentive awards. We use adjusted EBITDA to determine compliance with certain debt covenants. We provide non-GAAP measures to help readers evaluate our operating results, compare our operating performance with that of similar companies that have different capital structures. Our non-GAAP measures should not be considered in isolation or as a substitute for comparable measures presented in accordance with GAAP. Reconciliations of our non-GAAP measures are presented in tables following the Critical Accounting Policies section.

2019 versus 2018

The increase in consolidated service revenues and sales from 2018 to 2019 was a result of a 12.4% increase at Roto-Rooter and a 7.0% increase at VITAS. The increase in service revenues at Roto-Rooter was driven by an increase in all major service lines as well as a $25.3 million increase as a result of acquisitions completed in 2019. The increase in service revenues at VITAS is comprised primarily of a 2.0% geographically weighted average Medicare reimbursement rate increase, a 6.2% increase in days of care, offset by $12.4 million in Medicare cap revenue reduction (compared to $4.1 million for 2018) and acuity mix shift, fluctuations in net room and board and contractual adjustments.

On August 6, 2019, the Centers for Medicare and Medicaid Services released the fiscal year 2020 hospice wage index and payment rate update (FY 2020 update). The FY 2020 update includes the normal yearly inflationary increase by level of care plus a rebasing of the continuous care, inpatient care and respite care rates. The rebasing of these levels of care was to reflect non-inflationary changes in providers’ costs over time. The rebasing increased the national average reimbursement rate for continuous care by 39.9% and inpatient care by 34.7%. Respite care is not material to our operations. The rebasing of these levels of care was effective on October 1, 2019.

In February 2016, the FASB issued Accounting Standards Update “ASU No. 2016-02 Leases” which introduced a lessee model that brings most leases onto the balance sheets and updates lessor accounting to align with changes in the lessee model and the revenue recognition standard. This standard is also referred to as Accountings Standards Codification No.842 (“ASC 842”). We adopted ASC 842 effective January 1, 2019, using the optional transition method requiring leases existing at, or entered into after, January 1, 2019 to be recognized and measured. The transition method selected does not require adjustments to prior period amounts, which continue to be reflected in accordance with historical accounting. In addition, we elected the package of practical expedients permitted under the transition guidance within the new standard which, among other things, allowed us to carry forward the historical lease classification.

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

Adoption of the new standard resulted in right of use assets and lease liabilities of $93.1 million and $104.3 million, respectively, as of January 1, 2019. In determining the liability, we used our incremental borrowing rate based on the information available at the time of adoption, since the rate implicit in the leases cannot be readily determined. At January 1, 2019, the weighted average rate was 3.47%. The standard did not materially impact our consolidated net income or cash flows. We did not book a cumulative effect adjustment upon adoption of the standard.

On August 2, 2019, we entered into an Asset Purchase Agreement (the “Agreement”) to purchase substantially all of the assets of HSW RR, Inc., a Delaware corporation (“HSW”) and certain related assets of its affiliates, for $120.0 million, subject to a working capital adjustment that resulted in an additional $1.4 million payment to HSW. HSW owned and operated fourteen Roto-Rooter franchises mainly in the southwestern section of the United States, including Los Angeles, Dallas and Phoenix. Included in the assets purchased were the assets of Western Drain Supply, Inc., a plumbing supply company. The purchase was made using a combination of cash on-hand and borrowings under Chemed’s existing $450 million revolving credit facility. On September 16, 2019, we completed the acquisition.

On July 1, 2019, we completed the acquisition of a Roto-Rooter franchise and the related assets in Oakland, CA for $18.0 million in cash.

Reacquired franchise rights, included in identifiable intangibles on the Consolidated Balance Sheets, are amortized over the period remaining in each individual franchise agreement. The average amortization period for reacquired franchise rights for the acquisitions made in 2019 is 7.4 years.

Revenue and net income for the two acquisitions completed in 2019 are as follows (in thousands):

	HSW	Oakland	Total
Service revenues and sales	$20,141	$5,150	$25,291
Net income/(loss)	(2,777)	231	(2,546)

Included in net income for the two acquisitions is $3.4 million of one-time acquisition expense.

The franchise fee revenue, the valuation of reacquired franchise rights and amortization for the acquired franchises are as follows:

			Annualized
		Valuation	Amortization of
	2018 Franchise	of Reacquired	Reacquired
	Revenue	Franchise Rights	Franchise Rights
HSW	$1,782	$52,980	$7,258
Oakland	95	6,190	825
Subtotal	1,877	$59,170	$8,083
All other franchise territories	4,505
	$6,382

As a result of the acquisitions, 2018 is the last full-year of franchise revenue received from HSW and Oakland. Total franchise revenue in 2019 was $6.1 million

Amortization of reacquired franchise agreements is $4.0 million for 2019.

2018 versus 2017

The increase in consolidated service revenues and sales from 2017 to 2018 was a result of a 12.8% increase at Roto-Rooter and a 4.3% increase at VITAS. The increase in service revenues at Roto-Rooter was driven by an increase in all major service lines offset by a $6.9 million decrease related to the adoption of the new revenue recognition standard. The increase in service revenues at VITAS is comprised primarily of a 1.1% geographically weighted average Medicare reimbursement rate increase, a 7.2% increase in average daily census, offset by $4.1 million in Medicare cap revenue reduction (compared to $2.7 million for 2017), acuity mix shift and a $21.8 million decrease related to the adoption of the new revenue recognition standard.

Impact of Current Market Conditions

On December 22, 2017, the President of the United States signed into law H.R.1, “An Act to Provide for Reconciliation Pursuant to Titles II and V of the Concurrent Resolution on the Budget for Fiscal Year 2018” (previously known as “The Tax Cuts and Jobs Act”) or (the “Act”). The Act amends the Internal Revenue Code to reduce tax rates and modify policies, credits, and deductions for individuals and businesses. For businesses, U.S. generally accepted accounting principles requires resulting tax effects for the Act, to be recorded in the reporting period of enactment.

Our accounting for all elements of the Tax Act is complete. The Tax Act reduced our statutory Federal tax rate from 35% in 2017 to 21% in 2018. The Company did not record any material changes to the provisional amounts previously recorded. The Company also determined new rules, such as the Global Intangible Low-Taxed Income (GILTI) and Base Erosion and Anti-Abuse Tax (BEAT), have no material impact to the financial statements.

Full-year 2020 revenue growth for VITAS, prior to Medicare Cap, is estimated to be in the range of 8.5% to 9.5%. Admissions and average daily census is estimated to expand approximately 3.5% to 4.5% Full-year Adjusted EBITDA margin, prior to Medicare Cap, is estimated to be 18.7% to 19.0%. We are currently estimating $18.0 million for Medicare Cap billing limitations in the 2020 calendar year.

Roto-Rooter is forecasted to achieve full-year 2020 revenue growth of 13.0% to 14.0%. This revenue estimate is based upon unit for unit revenue growth of 4.0% to 5.0% in core plumbing and drain cleaning services, continued but slowing revenue growth from water restoration services, combined with 12-months of revenue in the Oakland and HSW acquisitions. Adjusted EBITDA margin for 2020 is estimated to be in the range of 23.0% and 23.5%..

Based upon the above, full-year 2020 adjusted earnings per diluted share, excluding non-cash expense for stock options, tax benefits from stock options, costs related to litigation, and other discrete items, is estimated to be in the range of $16.20 to $16.50. This 2020 guidance assumes an effective corporate tax rate of 25.2%. This compares to Chemed’s 2019 reported adjusted earnings per diluted share of $13.95.

LIQUIDITY AND CAPITAL RESOURCES

Significant factors affecting our cash flows during 2019 and financial position at December 31, 2019, include the following:

•Our operations generated cash of $301.2 million.

•We spent $138.0 million on business combinations.

•We repurchased $92.6 million of our stock.

•We spent $53.0 million on capital expenditures.

•We paid $19.8 million in dividends.

The ratio of total debt to total capital was 11.0% at December 31, 2019, compared with 13.1% at December 31, 2018. Our current ratio was 0.73 and 0.83 at December 31, 2019 and 2018, respectively.

On June 20, 2018, we replaced our existing credit agreement with the Fourth Amended and Restated Credit Agreement (“2018 Credit Agreement”). Terms of the 2018 Credit Agreement consist of a five-year, $450 million revolving credit facility and a $150 million expansion feature, which may consist of term loans or additional revolving commitments. The interest rate at inception of the agreement is LIBOR plus 100 basis points. The 2018 Credit Agreement has a floating interest rate that is generally LIBOR plus a tiered additional rate which varies based on our current leverage ratio. For December 31, 2019 and 2018, respectively, the interest rate is LIBOR plus 100 basis points. The 2018 Credit Agreement includes transition provisions in the instance LIBOR is no longer published or used as an industry-accepted rate.

The 2018 Credit Agreement contains the following quarterly financial covenants effective as of December 31, 2019:

Chemed
Description	Requirement	December 31, 2019

Leverage Ratio (Consolidated Indebtedness/Consolidated Adj. EBITDA)	< 3.50 to 1.00	0.37 to 1.00

Fixed Charge Coverage Ratio (Consolidated Free Cash Flow/Consolidated
Fixed Charges	> 1.50 to 1.00	4.34 to 1.00

We forecast to be in compliance with all debt covenants through fiscal 2020.

We have issued $37.9 million in standby letters of credit as of December 31, 2019, mainly for insurance purposes. Issued letters of credit reduce our available credit under the revolving credit agreement. As of December 31, 2019, we have approximately $322.1 million of unused lines of credit available and eligible to be drawn down under our revolving credit facility. We believe our cash flow from operating activities and our unused eligible lines of credit are sufficient to fund our obligations and operate our business in the near and long term. We continually evaluate cash utilization alternatives, including share repurchase, debt repurchase, acquisitions, and increased dividends to determine the most beneficial use of available capital resources.

CASH FLOW

Our cash flows for 2019, 2018 and 2017 are summarized as follows (in millions):

	For the Years Ended December 31,
	2019	2018	2017
Net cash provided by operating activities	$301.2	$287.1	$162.5
Capital expenditures	(53.0)	(52.9)	(64.3)
Net cash provided for operating activities after capital expenditures	248.2	234.2	98.2
Purchase of treasury stock in the open market	(92.6)	(158.9)	(94.6)
Business combinations	(138.0)	(53.2)	(4.7)
Proceeds from exercise of stock options	34.4	32.4	27.1
Capital stock surrendered to pay taxes on
on stock-based compensation	(28.5)	(27.5)	(14.2)
Dividends paid	(19.8)	(18.7)	(17.4)
Net increase/(decrease) in long-term debt	0.8	(12.0)	(7.6)
Increase/(decrease) in cash overdraft payable	(3.9)	(1.5)	6.7
Other--net	0.7	(1.1)	2.3
Increase/(decrease) in cash and cash equivalents	$1.3	$(6.3)	$(4.2)

2019 versus 2018

The change in net cash provided by operating activities is mainly the result of a $14.4 million increase in net income. Significant changes in our accounts receivable balances are driven mainly by the timing of payments received from the Federal government at our VITAS subsidiary. We typically receive a payment in excess of $40.0 million from the Federal government from hospice services every other Friday. The timing of year end will have a significant impact on the accounts receivable at VITAS. These changes generally normalize over a two year period, as cash flow variations in one year are offset in the following year.

In 2019, we repurchased 269,009 shares of Chemed capital stock at a weighted average price of $344.34 per share. In 2018, we repurchased approximately 561,146 shares of Chemed stock at a weighted average price of $283.14 per share. Based on our current operations and our current sources of capital, we believe we have the ability to continue our current share repurchase program into the foreseeable future.

On August 2, 2019, we entered into an Asset Purchase Agreement (the “Agreement”) to purchase substantially all of the assets of HSW RR, Inc., a Delaware corporation (“HSW”) and certain related assets of its affiliates, for $120.0 million, subject to a working capital adjustment that resulted in an additional $1.4 million payment to HSW. HSW owned and operated fourteen Roto-Rooter franchises mainly in the southwestern section of the United States, including Los Angeles, Dallas and Phoenix. Included in the assets purchased were the assets of Western Drain Supply, Inc., a plumbing supply company. The purchase was made using a combination of cash on-hand and borrowings under Chemed’s existing $450 million revolving credit facility. On September 16, 2019, we completed the acquisition.

On July 1, 2019, we completed the acquisition of a Roto-Rooter franchise and the related assets in Oakland, CA for $18.0 million in cash.

The change in overdrafts payable is also a function of the timing of cash payments made and cash receipts near year end.

2018 versus 2017

The change in net cash provided by operating activities is mainly the result of a $107.4 million increase in net income. Significant changes in our accounts receivable balances are driven mainly by the timing of payments received from the Federal government at our VITAS subsidiary. We typically receive a payment in excess of $35.0 million from the Federal government from hospice services every other Friday. The timing of year end will have a significant impact on the accounts receivable at VITAS. These changes generally normalize over a two year period, as cash flow variations in one year are offset in the following year.

In 2018, we repurchased 561,146 shares of Chemed capital stock at a weighted average price of $283.14 per share. In 2017, we repurchased approximately 500,000 shares of Chemed stock at a weighted average price of $189.28 per share. Based on our current operations and our current sources of capital, we believe we have the ability to continue our current share repurchase program into the foreseeable future.

We made two significant acquisitions in 2018. We acquired five Roto-Rooter franchises in northern California and assets of a non-profit hospice in Florida to increase market penetration.

The change in overdrafts payable is also a function of the timing of cash payments made and cash receipts near year end.

COMMITMENTS AND CONTINGENCIES

We are subject to various lawsuits and claims in the normal course of our business. In addition, we periodically receive communications from governmental and regulatory agencies concerning compliance with Medicare and Medicaid billing requirements at our VITAS subsidiary. We establish reserves for specific, uninsured liabilities in connection with regulatory and legal action that we deem to be probable and estimable. We disclose the existence of regulatory and legal actions when we believe it is reasonably possible that a loss could occur in connection with the specific action. In most instances, we are unable to make a reasonable estimate of any reasonably possible liability due to the uncertainty of the outcome and stage of litigation. We record legal fees associated with legal and regulatory actions as the costs are incurred.

In connection with the sale of DuBois Chemicals, Inc. ("DuBois") in 1991, we provided allowances and accruals relating to several long-term costs, including income tax matters, lease commitments and environmental costs. Additionally, we retained liability for casualty insurance claims for Service America and Patient Care that were incurred prior to the respective disposal dates, 2005 and 2002. In the aggregate, we believe these allowances and accruals are adequate as of December 31, 2019. Based on reviews of our environmental-related liabilities under the DuBois sale agreement, we have estimated our remaining liability to be $1.7 million. As of December 31, 2019, we are contingently liable for additional cleanup and related costs up to a maximum of $14.9 million. We do not believe it is probable that we will be required to make any payment towards this contingent liability. Thus, no provision has been recorded in accordance with the applicable accounting guidance.

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

The complaint asserted a single claim for breach of the fiduciary duties of good faith, loyalty, due care and candor and sought, on behalf of the Company: (a) compensatory, restitutionary and exemplary damages in an unspecified amount, together with interest thereon; (b) attorneys’ fees and expenses; and (c) implementation of unspecified policies and procedures meant to prevent future instances of alleged wrongdoing. On February 26, 2019, Magistrate Judge Burke issued a Report and Recommendation recommending that Defendants’ motion to dismiss be granted with prejudice, and that the matter be dismissed as to all defendants. On March 14, 2019, the Court adopted the Report, granted Defendants’ motion to dismiss with prejudice, and dismissed this matter as to all defendants. The deadline for Plaintiff to file a timely notice of appeal was April 15, 2019. No such notice was filed. Consequently, this matter is now concluded.

On October 30, 2017, the Company entered into a settlement agreement (the “Settlement Agreement”) to resolve civil litigation under the False Claims Act brought by the United States Department of Justice (“DOJ”) on behalf of the OIG and various relators concerning VITAS, filed in the U.S. District Court of the Western District of Missouri. The Company denied any violation of law and agreed to settlement without admission of wrongdoing.

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

Under the Settlement Agreement, the Company paid $75 million plus interest, plus certain attorney fees and expenses of qui tam relators. The Company made these payments during the fourth quarter 2017. The Company previously recorded a $90 million loss reserve ($55.8 million after-tax) related to the Settlement Agreement, and associated costs in the second quarter of 2017. During the fourth quarter of 2017, approximately $5.5 million ($3.4 million after-tax) recorded as part of the $90 million was reversed as relator attorney’ fees were less than originally estimated.

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

The Seper and Chhina cases were consolidated in Los Angeles County Superior Court; Chhina was dismissed as a separate action and joined with Seper in the filing of amended complaint on August 28, 2018, in which both Chhina and Seper were identified as named plaintiffs. Discovery in the remaining cases was stayed as to class claims and each court was advised of the pendency of the consolidated Seper/Chhina action. The parties engaged in a mediation process beginning in October 2018 and concluded with an agreement in March 2019. The settlement amount, subject to court approval, is $5.75 million plus employment taxes. As of December 31, 2019, $6.0 million was accrued in the accompanying Consolidated Balance Sheet. The definition of the class to participate in the settlement is intended to cover claims raised in the consolidated Seper/Chhina matter, claims raised in Phillips and Moore, as well as any class claims in Williams. On January 28, 2020, the court granted preliminary approval of the settlement. A notice of the proposed settlement will be sent to the members of the class by the class claims administrator. The court has set the date for the final approval of the settlement hearing for May 21, 2020.

Alfred Lax (“Lax”), a current employee of Roto-Rooter Services Company (“RRSC”), was hired in RRSC’s Menlo Park branch in 2007. On November 30, 2018, Lax filed a class action lawsuit in Santa Clara County Superior Court alleging (1) failure to provide or compensate for required rest breaks; (2) failure to properly pay for all hours worked; (3) failure to provide accurate wage statements; (4) failure to reimburse for work-related expenses; and (5) unfair business practices. Lax stated these claims as a representative of a class defined as all service technicians employed by RRSC in California during the four years preceding the filing of the complaint. He seeks a determination that the action may proceed and be maintained as a class action and for compensatory and statutory damages (premium payments for missed rest periods, uncompensated rest periods, wages for time allegedly not paid such as travel time, repair time, and vehicle maintenance time, and unreimbursed expenses), penalties and restitutions, pre- and post-judgement interest and attorneys’ fees and costs. The lawsuit is, Alfred Lax on behalf of himself and all others similarly situated v. Roto-Rooter Services Company, and Does 1 through 50 inclusive; Santa Clara County Superior Court Case Number 18CV338652

The Company is not able to reasonably estimate the probability of loss or range of loss for any of these lawsuits at this time, with the exception of Seper/Chhina, Phillips and Moore, and the class claims in Williams.

The Company intends to defend vigorously against the allegations in the above lawsuit. Regardless of the outcome of any of the preceding matters, dealing with the various regulatory agencies and opposing parties can adversely affect us through defense costs, potential payments, withholding of governmental funding, diversion of management time, and related publicity. Although the Company intends to defend them vigorously, there can be no assurance that those suits will not have a material adverse effect on the Company.

CONTRACTUAL OBLIGATIONS

The table below summarizes our debt and contractual obligations as of December 31, 2019 (in thousands):

		Less than			After
	Total	1 year	1-3 Years	3-5 Years	5 Years
Long-term debt obligations (a)	$90,000	$-	$-	$90,000	$-
Interest on long-term debt	10,931	3,123	6,246	1,562	-
Lease liabilities	125,936	38,932	44,196	27,658	15,150
Purchase obligations (b)	51,101	51,101	-	-	-
Other long-term obligations (c)	82,122	1,419	2,838	1,419	76,446
Total contractual cash obligations	$360,090	$94,575	$53,280	$120,639	$91,596

(a) Represents the face value of the obligation.
(b) Purchase obligations consist of accounts payable at December 31, 2019.
(c ) Other long-term obligations comprise largely excess benefit obligations.

RESULTS OF OPERATIONS

2019 Versus 2018 – Consolidated Results

Set forth below are the year-to-year changes in the components of the statement of operations relating to income for 2019 versus 2018 (in thousands, except percentages):

	Favorable/(Unfavorable)
	Amount	Percent
Service revenues and sales
VITAS	$83,622	7
Roto-Rooter	72,285	12
Total	155,907	9
Cost of services provided and goods sold	(93,482)	(8)
Selling, general and administrative expenses	(34,503)	(13)
Depreciation	(2,406)	(6)
Amortization	(3,936)	(986)
Other operating expenses	(7,832)	(602)
Income from operations	13,748	6
Interest expense	455	9
Other income - net	7,806	815
Income before income taxes	22,009	9
Income taxes	(7,630)	(22)
Net income	$14,379	7

The VITAS segment revenue increase is the result of the following (dollars in thousands):

	2019	2018

Routine homecare	$1,076,025	$1,010,518
Continuous care	133,473	122,498
Inpatient care	99,920	82,677
Other	10,433	7,831
Medicare cap adjustment	(12,415)	(4,123)
Implicit price concessions	(14,893)	(11,785)
Room and board, net	(11,359)	(10,054)
Net revenue	$1,281,184	$1,197,562

Days of care changed as follows:

	Days of Care		Increase/(Decrease)
	2019	2018	Percent

Routine homecare	6,578,815	6,192,858	6
Continuous care	166,783	169,828	(2)
General inpatient	133,033	113,453	17
Total days of care	6,878,631	6,476,139	6

The remaining increase in VITAS’ revenues for 2019 versus 2018 was primarily comprised of a geographically weighted average Medicare reimbursement rate increase of approximately 2.0%, offset by $12.4 million in Medicare cap revenue reductions compared to $4.1 million in Medicare cap revenue reductions in the same period of 2018, acuity mix shift, fluctuations in net room and board and contractual adjustments that negatively impacted revenue growth, when compared to the prior-year period.

The Roto-Rooter segment revenue increase is the result of the following (dollars in thousands):

	2019	2018

Drain cleaning - short term core	$195,063	$170,250
Plumbing - short term core	139,662	124,390
Subtotal	334,725	294,640
Excavation - short term core	145,540	128,885
Water restoration	115,949	109,484
Contractor operations	58,086	50,169
Outside franchisee fees	6,152	6,382
Other - short term core	2,360	2,320
Other	12,279	11,958
Implicit price concessions and credit memos	(17,720)	(18,752)
Total	$657,371	$585,086

All major lines of business at Roto-Rooter were impacted by the Oakland and HSW acquisitions that occurred during 2019 which increased revenue $25.3 million. The increase in drain cleaning revenues for 2019 versus 2018 is attributable to an 8.1% increase in price and service mix shift and a 6.5% increase in job count. The increase in plumbing revenues for 2019 versus 2018 is attributable to a 7.6% increase in price and service mix shift and a 4.7% increase in job count. The increase in excavation revenues for 2019 versus 2018 is attributable to an 8.7% increase in price and service mix shift and a 4.2% increase in job count. Water restoration revenue for 2019 versus 2018 is attributable to a 1.2% increase in price and service mix shift and a 4.7% increase in job count. Contractor operations increased 15.8% mainly due to their continued expansion into water restoration.

The consolidated gross margin excluding depreciation was 31.8% in 2019 versus 31.1% in 2018. On a segment basis, VITAS’ gross margin excluding depreciation was 23.3% in 2019 and 22.5% in 2018 primarily due to improved labor management and reduced ancillary costs. Roto-Rooter’s gross margin excluding depreciation was 48.4% in 2019 and 48.8% in 2018.

Selling, general and administrative expenses (“SG&A”) for 2019 and 2018 comprise (in thousands):

	2019	2018
SG&A expenses before long-term incentive compensation, and the impact of market
value adjustments related to deferred compensation trusts	$289,828	$264,304
Impact of market value adjustments related to assets held in deferred compensation trusts	8,254	287
Long-term incentive compensation	7,630	6,618
Total SG&A expenses	$305,712	$271,209

SG&A expenses before long-term incentive compensation and the impact of market value adjustments related to deferred compensation trusts for 2019 were up 9.7% when compared to 2018. This increase was mainly a result of the increase in variable selling expenses caused by increased revenue and increased advertising expense at Roto-Rooter as well as $4.7 million in acquisition related expenses at Roto-Rooter in 2019.

Amortization expense increased $3.9 million mainly as a result of reacquired franchise rights amortization from the Oakland and HSW acquisition.

Other operating expense for 2019 and 2018 comprise (in thousands):

	2019	2018

Litigation settlements	$6,000	$796
Loss on sale of transportation equipment	2,266	-
Loss on disposal of property and equipment	866	504
Total other operating expenses	$9,132	$1,300

Other income-net for 2019 and 2018 comprise (in thousands):

	2019	2018

Market value gains on assets held in deferred
compensation trusts	$8,254	$287
Interest income	513	671
Other	(3)	-
Total other income	$8,764	$958

Our effective tax rate reconciliation is as follows:

	2019	2018

Income tax provision calculated using the statutory rate	$54,938	$50,316
Stock compensation tax benefits	(24,177)	(22,862)
State and local income taxes, less federal income tax effect	7,880	7,150
Nondeductible expenses	3,048	2,280
Other--net	(3)	(2,828)
Income tax provision	$41,686	$34,056
Effective tax rate	15.9%	14.2%

Net income for both periods include the following aftertax adjustments that increased/ (reduced) aftertax earnings (in thousands):

	2019	2018
VITAS
Litigation settlements	$(4,476)	$(594)
Medicare cap sequestration adjustment	(2,965)	$(1,114)
Non cash ASC 842 expense	(490)	-
Acquisition expense	-	(156)
Roto-Rooter
Acquisition expense	(3,429)	(403)
Amortization of reacquired franchise agreements	(2,913)	-
Non cash ASC 842 expense	(40)	-
Corporate
Excess tax benefits on stock compensation	24,177	22,862
Stock option expense	(12,237)	(10,118)
Long-term incentive compensation	(6,440)	(5,307)
Loss on sale of transportation equipment	(1,733)	-
Acquisition expense	(128)	-
Non cash ASC 842 expense	124	-
Total	$(10,550)	$5,170

2019 Versus 2018 – Segment Results

Net income/(loss) for 2019 versus 2018 (in thousand):

	2019	2018

VITAS	$155,822	$138,846
Roto-Rooter	103,710	98,711
Corporate	(39,609)	(32,013)
	$219,923	$205,544

VITAS’ after-tax earnings were positively impacted in 2019 compared to 2018 due to higher gross margin offset by the impact of a litigation settlement of approximately $6.0 million ($4.5 million after-tax). After-tax earnings as a percent of revenue at VITAS in 2019 was 12.2% as compared to 11.6% in 2018.

Roto-Rooter’s net income was positively impacted in 2019 compared to 2018 primarily by an increase in revenue offset by acquisition related expenses. After-tax earnings as a percent of revenue at Roto-Rooter in 2019 was 15.8% as compared to 16.9% in 2018,

After-tax Corporate expenses for 2019 increased by 23.7% when compared to 2018 due mainly to a $2.3 million ($1.7 million after-tax) loss on the sale of transportation equipment and increased stock-based compensation in 2019 when compared to 2018.

2018 Versus 2017 – Consolidated Results

Set forth below are the year-to-year changes in the components of the statement of operations relating to income for 2018 versus 2017 (in thousands, except percentages):

	Favorable/(Unfavorable)
	Amount	Percent
Service revenues and sales
VITAS	$49,302	4
Roto-Rooter	66,622	13
Total	115,924	7
Cost of services provided and goods sold	(77,112)	(7)
Selling, general and administrative expenses	5,443	2
Depreciation	(2,976)	(8)
Amortization	(262)	(191)
Other operating expenses	89,580	99
Income from operations	130,597	116
Interest expense	(718)	(17)
Other income - net	(7,196)	(88)
Income before income taxes	122,683	105
Income taxes	(15,316)	(82)
Net income	$107,367	109

The VITAS segment revenue increase is the result of the following (dollars in thousands):

	2018	2017

Routine homecare	$1,010,518	$935,913
Continuous care	122,498	124,557
Inpatient care	82,677	90,472
Other	7,861	-
Medicare cap adjustment	(4,123)	(2,682)
Implicit price concessions	(11,785)	-
Room and board, net	(10,054)	-
Net revenue	$1,197,592	$1,148,260

Days of care change as follows:

	Days of Care		Increase/(Decrease)
	2018	2017	Percent

Routine homecare	6,192,858	5,743,414	8
Continuous care	169,828	171,395	(1)
General inpatient	113,453	125,971	(10)
Total days of care	6,476,139	6,040,780	7

The remaining increase in VITAS’ revenues for 2018 versus 2017 was primarily comprised of a geographically weighted average Medicare reimbursement rate increase of approximately 1.1%, offset by $4.1 million in Medicare cap liability compared to $2.7 million contra-revenue in the same period of 2017 and $21.8 million change in classification of implicit price concessions and room and board, net related to the adoption of the new revenue recognition standard.

The Roto-Rooter segment revenue increase is the result of the following (dollars in thousands):

	2018	2017

Drain cleaning - short term core	$170,250	$151,667
Plumbing - short term core	124,390	108,267
Subtotal	294,640	259,934
Excavation - short term core	128,885	111,248
Water restoration	109,484	82,272
Contractor operations	50,169	43,770
Outside franchisee fees	6,382	6,130
Other - short term core	2,320	2,397
Other	11,958	12,713
Implicit price concessions and credit memo	(18,752)	-
	$585,086	$518,464

Short-term core service revenue increased 12.9% as a result of an 8.8% increase in price and service mix shift as well as a 4.1% increase in the number of jobs performed. Water restoration revenue increased 33.1% as a result of a 16.3% increase in the number of jobs performed and a 16.8% increase in price and service mix shift. Contractor operations increased 14.4% due mainly to their continued expansion into water restoration. Revenue was negatively impacted by the change in the classification of implicit price concessions and credit memos from selling, general and administrative expenses of $6.9 million due to the adoption of the new revenue recognition standard.

The consolidated gross margin excluding depreciation was 31.1% in 2018 versus 31.0% in 2017. On a segment basis, VITAS’ gross margin excluding depreciation was 22.5% in 2018 and 22.8% in 2017. Roto-Rooter’s gross margin excluding depreciation was 48.8% in 2018 and 49.0% in 2017.

Selling, general and administrative expenses (“SG&A”) for 2018 and 2017 comprise (in thousands):

	2018	2017
SG&A expenses before long-term incentive
compensation, OIG expenses and the impact
of market gains of deferred compensation plans	$264,304	$258,034
Long-term incentive compensation	6,618	4,994
Impact of market value gains on liabilities
held in deferred compensation trusts	287	8,430
Expenses related to OIG investigation	-	5,194
Total SG&A expenses	$271,209	$276,652

SG&A expenses before long-term incentive compensation, expenses related to OIG investigation and the impact of market value adjustments related to deferred compensation trusts for 2018 were up 2.4% when compared to 2017. This increase was mainly a result of the increase in variable selling expenses caused by increased revenue and increased advertising expense at Roto-Rooter offset by $18.7 million of implicit price concessions being classified in revenue versus selling, general and administrative expenses due to the new revenue recognition standard.

Other operating expense for 2018 and 2017 comprise (in thousands):

	2018	2017

Litigation settlement of VITAS segment	$796	$84,476
Loss on sale of transportation equipment	504	5,266
Program closure expenses	-	1,138
Total other operating expenses	$1,300	$90,880

During 2017, the Company recorded $84.5 million related to the Settlement Agreement and a related qui tam case. See Footnote 17 for further discussion. The Company recorded $5.3 million related to the loss on the sale of transportation equipment. Also during 2017, the Company recorded $1.1 million related to the closure of three Alabama programs at VITAS.

Other income-net for 2018 and 2017 comprise (in thousands):

	2018	2017
Interest income	$671	$427
Market value gains on assets held in deferred
compensation trusts	287	8,430
Loss on disposal of property and equipment	-	(703)
Total other income	$958	$8,154

Our effective tax rate reconciliation is as follows:

	2018	2017

Income tax provision calculated using the statutory rate	$50,316	$40,921
Stock compensation tax benefits	(22,862)	(18,932)
State and local income taxes, less federal income tax effect	7,150	4,600
Nondeductible expenses	2,280	1,041
Enactment of the tax reform act	-	(8,305)
Other--net	(2,828)	(585)
Income tax provision	$34,056	$18,740
Effective tax rate	14.2%	16.0%

Net income for both periods include the following aftertax adjustments that increased/ (reduced) aftertax earnings (in thousands):

	2018	2017
VITAS
Medicare cap sequestration adjustment	$(1,114)	$(276)
Expenses related to litigation settlements	(594)	(52,375)
Acquisition expense	(156)	-
Impact of tax reform	-	11,057
Costs associated with the OIG investigation	-	(3,207)
Program closure expenses	-	(675)
Roto-Rooter
Acquisition expense	(403)	-
Impact of tax reform	-	7,761
Expenses related to litigation settlements	-	(129)
Corporate
Excess tax benefits on stock compensation	22,862	18,932
Stock option expense	(10,118)	(6,892)
Long-term incentive compensation	(5,307)	(3,243)
Impact of tax reform	-	(10,516)
Loss on sale of transportation equipment	-	(3,314)
Total	$5,170	$(42,877)

2018 Versus 2017 – Segment Results

Net income/(loss) for 2018 versus 2017 (in thousands):

	2018	2017

VITAS	$138,846	$57,645
Roto-Rooter	98,711	73,299
Corporate	(32,013)	(32,767)
	$205,544	$98,177

VITAS’ after-tax earnings were increased as the result the result of higher revenues and a lower effective tax rate. Additionally, VITAS settled a lawsuit in 2017 for $55.8 million (after-tax) which did not recur in 2018.

Roto-Rooter’s net income was positively impacted in 2018 compared to 2017 primarily by an increase in revenue as well as a reduced effective tax rate.

After-tax Corporate expenses for 2018 decreased by 2.3% when compared to 2017 by a $3.9 million increase in tax benefit related to the adoption of ASU No. 2016-09 offset by increased stock compensation expense, and a lower effective tax rate (results in a lower tax benefit).

CRITICAL ACCOUNTING POLICIES

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

Continuous Home Care is provided to patients while at home, including a nursing home setting, during periods of crisis when intensive monitoring and care, primarily nursing care, is required in order to achieve palliation or management of acute medical symptoms.  Continuous home care requires a minimum of 8 hours of care within a 24 hour day, which begins at midnight.  The care must be predominantly nursing care provided by either a registered nurse or licensed nurse practitioner.  While the published Medicare continuous home care rates are daily rates, Medicare pays for continuous home care in 15 minute increments.  This 15 minute rate is calculated by dividing the daily rate by 96.

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

Care is provided to patients regardless of their ability to pay. Patients who meet our criteria for charity care are provided care without charge. There is no revenue or associated accounts receivable in the accompanying consolidated financial statements related to charity care. The cost of providing charity care during the years ended December 31, 2019, 2018 and 2017, was $8.2 million, $8.2 million and $7.7 million, respectively and is included in cost of services provided and goods sold. The cost of charity care is calculated by taking the ratio of charity care days to total days of care and multiplying by total cost of care.

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

We are subject to certain limitations on Medicare payments for services which are considered variable consideration, as follows:

Inpatient Cap. If the number of inpatient care days any hospice program provides to Medicare beneficiaries exceeds 20% of the total days of hospice care such program provided to all Medicare patients for an annual period beginning September 28, the days in excess of the 20% figure may be reimbursed only at the routine homecare rate. None of VITAS’ hospice programs exceeded the payment limits on inpatient services during the years ended December 31, 2019, 2018, and 2017.

Medicare Cap. We are also subject to a Medicare annual per-beneficiary cap (“Medicare cap”). Compliance with the Medicare cap is measured in one of two ways based on a provider election. The “streamlined” method compares total Medicare payments received under a Medicare provider number with respect to services provided to all Medicare hospice care beneficiaries in the program or programs covered by that Medicare provider number with the product of the per-beneficiary cap amount and the number of Medicare beneficiaries electing hospice care for the first time from that hospice program or programs from September 28 through September 27 of the following year. At December 31, 2019 all our programs except one are using the “streamlined” method.

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

In 2013, the U.S. government implemented automatic budget reductions of 2.0% for all government payees, including hospice benefits paid under the Medicare program. In 2015, CMS determined that the Medicare cap should be calculated “as if” sequestration did not occur. As a result of this decision, VITAS has received notification from our third-party intermediary that an additional $3.6 million is owed for Medicare cap in three programs arising during the 2013 through 2018 measurement periods. The amounts are automatically deducted from our semi-monthly PIP payments. We do not believe that CMS is authorized under the sequestration authority or the statutory methodology for establishing the Medicare cap to the amounts they have withheld and intend to withhold under their current “as if” methodology. We have appealed CMS’s methodology change.

During the years ended December 31, 2019, we recorded $12.4 million in Medicare cap revenue reduction related to four programs’ 2020 measurement period liability and four programs’ projected 2019 measurement period liability.

During the year ended December 31, 2018, we recorded $4.1 million in Medicare cap revenue reduction related to two programs’ 2018 measurement period liability and two programs’ projected 2019 measurement period liability.

During the year ended December 31, 2017, we recorded $2.4 million in Medicare cap revenue reduction related to two programs’ projected 2018 measurement period liability and $247,000 for two programs’ cap liability for prior periods.

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

The composition of patient care service revenue by payor and level of care for the year ended December 31, 2019 is as follows (in thousands):

	Medicare	Medicaid	Commercial	Total
Routine home care	$1,003,308	$48,420	$24,297	$1,076,025
Continuous care	121,019	6,712	5,742	133,473
Inpatient care	84,752	9,102	6,066	99,920
	$1,209,079	$64,234	$36,105	$1,309,418

All other revenue - self-pay, respite care, etc.				10,433
Subtotal				$1,319,851
Medicare cap adjustment				(12,415)
Implicit price concessions				(14,893)
Room and board, net				(11,359)
Net revenue				$1,281,184

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

Independent contractors pay Roto-Rooter a standard fee calculated as a percentage of cash collection from their sales. The primary value for the independent contractors under these arrangements is the right to use Roto-Rooter’s registered trademarks. Roto-Rooter recognizes revenue from independent contractors over-time (weekly) as the independent contractor’s labor sales are completed and payment from customers are received. Payment from independent contractors is also received on a weekly basis. The use of Roto-Rooter’s registered trademarks and advertising provides immediate value to the independent contractor as a result of Roto-Rooter’s nationally recognized brand. Therefore, over-time recognition provides the most faithful depiction of the transfer of services as the customer simultaneously receives and consumes the benefits provided. There is no significant variable consideration related to these arrangements.

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

The composition of disaggregated revenue for the year ended December 31, 2019 is as follows (in thousands):

	2019	2018
Short-term core service jobs	$482,625	$425,845
Water restoration	115,949	109,484
Contractor revenue	58,086	50,169
Franchise fees	6,152	6,382
All other	12,279	11,958
Subtotal	$675,091	$603,838
Implicit price concessions and credit memos	(17,720)	(18,752)
Net revenue	$657,371	$585,086

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

For VITAS, expenses related to payor audits and reviews, as well as variable consideration estimated for patient deductibles and coinsurance, have been historically estimated as revenue was recognized and classified as bad debt expense, included in the consolidated statements of income as selling, general and administrative expense. Upon adoption of ASC 606, these expenses are classified as contra-revenue. There is no change in the timing of recognition related to the variable consideration. The amount of these expenses during the year ended December 31, 2018 was $11.8 million.

Also for VITAS, the 5% net expense related to Medicaid room and board has been historically recorded on a net basis in cost of services provided in the consolidated income statements. Upon adoption of ASC 606, due to the change in the residual value method required by ASC 606, the expense will be classified as a contra-revenue. The amount of the change in the classification for these expenses during the year ended December 31, 2018 was $10.1 million. There has been no change in the evaluation of Medicaid room and board related to net versus gross presentation.

Related to Roto-Rooter, expenses related to post-invoice variable consideration in our short-term core portfolio, and adjustments made subsequent to initial estimates related to allowances taken by insurance companies for water restoration, have been classified as a contra-revenue account in the statements of income. These amounts were previously classified as bad debt expense in SG&A. The amount of the change in classification for these expenses during the year ended December 31, 2018 was $6.9 million. The initial estimate related to allowances taken by insurance companies for water restoration services have historically been classified as contra-revenue and did not change as a result of the transition.

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

	Impact for the year ended December 31, 2018
	ASC 605	Adjustment	ASC 606
Service revenue and sales	$1,811,408	$(28,760)	$1,782,648
Cost of services provided and goods sold	1,238,698	(10,054)	1,228,644
Selling, general and administrative expenses	288,915	(18,706)	270,209

Lease Accounting

In February 2016, the FASB issued Accounting Standards Update “ASU No. 2016-02 Leases” which introduced a lessee model that brings most leases onto the balance sheets and updates lessor accounting to align with changes in the lessee model and the revenue recognition standard. This standard is also referred to as Accountings Standards Codification No. 842 (“ASC 842”). We adopted ASC 842 effective January 1, 2019, using the optional transition method requiring leases existing at, or entered into after, January 1, 2019 to be recognized and measured. The transition method selected does not require adjustments to prior period amounts, which continue to be reflected in accordance with historical accounting. In addition, we elected the package of practical expedients permitted under the transition guidance within the new standard which, among other things, allowed us to carry forward the historical lease classification.

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

Adoption of the new standard resulted in right of use assets and lease liabilities of $93.1 million and $104.3 million, respectively, as of January 1, 2019. In determining the liability, we used our incremental borrowing rate based on the information available at the time of adoption, since the rate implicit in the leases cannot be readily determined. At January 1, 2019, the weighted average rate was 3.47%. The standard did not materially impact our consolidated net income or cash flows. We did not book a cumulative effect adjustment upon adoption of the standard.

Insurance Accruals

For the Roto-Rooter segment and Chemed’s Corporate Office, we initially self-insure for all casualty insurance claims (workers’ compensation, auto liability and general liability). As a result, we closely monitor and frequently evaluate our historical claims experience to estimate the appropriate level of accrual for self-insured claims. Our third-party administrator (“TPA”) processes and reviews claims on a monthly basis. Currently, our exposure on any single claim is capped at $750,000. In developing our estimates, we accumulate historical claims data for the previous 10 years to calculate loss development factors (“LDF”) by insurance coverage type. LDFs are applied to known claims to estimate the ultimate potential liability for known and unknown claims for each open policy year. LDFs are updated annually. Because this methodology relies heavily on historical claims data, the key risk is whether the historical claims are an accurate predictor of future claims exposure. The risk also exists that certain claims have been incurred and not reported on a timely basis. To mitigate these risks, in conjunction with our TPA, we closely monitor claims to ensure timely accumulation of data and compare claims trends with the industry experience of our TPA.

For the VITAS segment, we initially self-insure for workers’ compensation claims. Currently, VITAS’ exposure on any single claim is capped at $1,000,000. For VITAS’ self-insurance accruals for workers’ compensation, the valuation methods used are similar to those used internally for our other business units. We are also insured for other risks with respect to professional liability with a deductible of $750,000.

Our casualty insurance liabilities are recorded gross before any estimated recovery for amounts exceeding our stop loss limits. Estimated recoveries from insurance carriers are recorded as accounts receivable. Claims experience adjustments to our casualty and workers’ compensation accrual for the years ended December 31, 2019, 2018 and 2017, were net pretax credits of ($1,664,000), ($3,437,000), and ($1,800,000) respectively.

As an indication of the sensitivity of the accrued liability to reported claims, our analysis indicates that a 1% across-the-board increase or decrease in the amount of projected losses would increase or decrease the accrued insurance liability at December 31, 2019 by $3.7 million or 8.3%. While the amount recorded represents our best estimate of the casualty and workers’ compensation insurance liability, we have calculated, based on historical claims experience, the actual loss could reasonably be expected to increase or decrease by approximately $3.0 million as of December 31, 2019.

Income Taxes

Deferred taxes are provided on an asset and liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss carry-forwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amount of assets and liabilities and their tax basis. Deferred tax assets are reduced by a valuation allowance when, in our opinion, it is more likely than not that some portion or all of the deferred tax assets will not be realized due to insufficient taxable income within the carryback or carryforward period available under the tax laws. Deferred tax assets and liabilities are adjusted for the effects of changes in laws and rates on the date of enactment.

In November 2015, the FASB issued ASU No. 2015-17 which simplifies the balance sheet classification required for deferred tax balances. It allows for a company’s deferred tax assets and liabilities to be netted into a noncurrent account, either asset or liability, by jurisdiction. The ASU is required to be adopted for annual periods beginning after December 15, 2016 and the interim periods within that annual period. Early adoption is permitted. Companies have the choice to adopt prospectively or retrospectively. In order to simplify our balance sheet classification required for deferred tax balances, we adopted the ASU for our annual balance sheet as of December 31, 2015 on a prospective basis.

We are subject to income taxes in the federal and most state jurisdictions. We are periodically audited by various taxing authorities. Significant judgment is required to determine our provision for income taxes. We adopted FASB’s authoritative guidance on accounting for uncertainty in income taxes, which prescribes a comprehensive model for how to recognize, measure, present and disclose in financial statements uncertain tax positions taken or expected to be taken on a tax return. Upon adoption of this guidance, the financial statements reflect expected future tax consequences of such uncertain positions assuming the taxing authorities’ full knowledge of the position and all relevant facts.

Goodwill and Intangible Assets

Identifiable, definite-lived intangible assets arise from purchase business combinations and are amortized using either an accelerated method or the straight-line method over the estimated useful lives of the assets. The selection of an amortization method is based on which method best reflects the economic pattern of usage of the asset.

The date of our annual goodwill and indefinite-lived intangible asset impairment analysis is October 1. The VITAS trade name is considered to have an indefinite life. We also capitalize the direct costs of obtaining licenses to operate either hospice programs or plumbing operations subject to a minimum capitalization threshold. These costs are amortized over the life of the license using the straight line method. Certificates of Need (CON), which are required in certain states for hospice operations, are generally granted without expiration and thus, we believe them to be indefinite-lived assets subject to impairment testing.

We consider that RRC, RRSC and VITAS are appropriate reporting units for testing goodwill impairment. We consider RRC and RRSC as separate reporting units but one operating segment. This is appropriate as they each have their own set of general ledger accounts that can be analyzed at “one level below an operating segment” per the definition of a reporting unit in FASB guidance.

We completed our qualitative analysis for impairment of goodwill and our indefinite-lived intangible assets as of October 1, 2019. We assessed such qualitative factors as macroeconomic conditions, industry and market conditions, cost factors, financial performance and the legislative and regulatory environment. Based on our assessment, we do not believe that it is more likely than not that our reporting units’ or indefinite-lived assets fair values are less than their carrying values.

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

Stock-based Compensation Plans

Stock-based compensation cost is measured at the grant date, based on the fair value of the award and recognized as expense over the employee’s requisite service period on a straight-line basis. We estimate the fair value of stock options using the Black-Scholes valuation model. We estimate the fair value and derived service periods of market based awards using a Monte Carlo simulation approach in a risk neutral framework. We determine expected term, volatility, dividend yield and forfeiture rate based on our historical experience. We believe that historical experience is the best indicator of these factors.

Contingencies

We are subject to various lawsuits and claims in the normal course of our business. In addition, we periodically receive communications from governmental and regulatory agencies concerning compliance with Medicare and Medicaid billing requirements at our VITAS subsidiary. We establish reserves for specific, uninsured liabilities in connection with regulatory and legal action that we deem to be probable and estimable. We record legal fees associated with legal and regulatory actions as the costs are incurred. We disclose material loss contingencies that probable but not reasonably estimable and those that are at least reasonably possible.

Unaudited Consolidating Summaries and Reconciliations of Adjusted EBITDA (in thousands)
Chemed Corporation and Subsidiary Companies
					Chemed
2019		VITAS	Roto-Rooter	Corporate	Consolidated

	Net income/(loss)	$155,822	$103,710	$(39,609)	$219,923
	Add/(deduct):
	Interest expense	169	345	4,021	4,535
	Income taxes	48,711	30,276	(37,301)	41,686
	Depreciation	19,984	20,730	156	40,870
	Amortization	71	4,264	-	4,335
	EBITDA	224,757	159,325	(72,733)	311,349
	Add/(deduct):
	Intercompany interest/(expense)	(18,135)	(8,152)	26,287	-
	Interest income	(380)	(133)	-	(513)
	Stock option expense	-	-	14,831	14,831
	Litigation settlement	6,000	-	-	6,000
	Long-term incentive compensation	-	-	7,630	7,630
	Acquisition expense	-	4,664	170	4,834
	Medicare cap sequestration adjustment	3,982	-	-	3,982
	Loss on sale of transportation equipment	-	-	2,266	2,266
	Non cash ASC 842 expenses/(benefit)	656	55	(163)	548
	Adjusted EBITDA	$216,880	$155,759	$(21,712)	$350,927

					Chemed
2018		VITAS	Roto-Rooter	Corporate	Consolidated

	Net income/(loss)	$138,846	$98,711	$(32,013)	$205,544
	Add/(deduct):
	Interest expense	175	319	4,496	4,990
	Income taxes	40,847	28,850	(35,641)	34,056
	Depreciation	19,688	18,629	147	38,464
	Amortization	12	387	-	399
	EBITDA	199,568	146,896	(63,011)	283,453
	Add/(deduct):
	Intercompany interest/(expense)	(12,832)	(6,908)	19,740	-
	Interest income	(580)	(92)	1	(671)
	Stock option expense	-	-	12,611	12,611
	Long-term incentive compensation	-	-	6,618	6,618
	Medicare cap sequestration adjustment	1,496	-	-	1,496
	Litigation settlement	796	-	-	796
	Acquisition expense	209	548	-	757
	Stock award expense	107	100	239	446
	Adjusted EBITDA	$188,764	$140,544	$(23,802)	$305,506

					Chemed
2017		VITAS	Roto-Rooter	Corporate	Consolidated

	Net income/(loss)	$57,645	$73,299	$(32,767)	$98,177
	Add/(deduct):
	Interest expense	188	323	3,761	4,272
	Income taxes	16,436	32,782	(30,478)	18,740
	Depreciation	18,616	16,667	205	35,488
	Amortization	14	123	-	137
	EBITDA	92,899	123,194	(59,279)	156,814
	Add/(deduct):
	Intercompany interest/(expense)	(11,656)	(5,596)	17,252	-
	Interest income	(388)	(39)	-	(427)
	Litigation settlement	84,476	213	-	84,689
	Stock option expense	-	-	10,485	10,485
	Loss on sale of transportation equipment	-	-	5,266	5,266
	Expenses related to OIG investigation	5,194	-	-	5,194
	Long-term incentive compensation	-	-	4,994	4,994
	Advertising cost adjustment	-	(1,371)	-	(1,371)
	Stock award expense	291	269	670	1,230
	Program closure expenses	1,138	-	-	1,138
	Medicare cap sequestration adjustment	447	-	-	447
	Adjusted EBITDA	$172,401	$116,670	$(20,612)	$268,459

CHEMED CORPORATION AND SUBSIDIARY COMPANIES
RECONCILIATION OF ADJUSTED NET INCOME
(in thousands, except per share data)(unaudited)

	For the Years Ended December 31,
	2019	2018	2017
Net income as reported	$219,923	$205,544	$98,177

Add/(deduct) pre-tax cost of:
Stock option expense	14,831	12,611	10,485
Long-term incentive compensation	7,630	6,618	4,994
Litigation settlements	6,000	796	84,476
Acquisition expenses	4,834	757	-
Medicare cap sequestration adjustment	3,982	1,496	447
Amortization of reacquired franchise agreements	3,964	-	-
Loss on sale of transportation equipment	2,266	-	5,266
Non cash ASC 842 expenses	548	-	-
Expenses related to OIG investigation	-	-	5,194
Program closure expenses	-	-	1,138
Early retirement expenses	-	-	-
Net expenses related to litigation settlements	-	-	213
Add/(deduct) tax impacts:
Tax impact of the above pre-tax adjustments (1)	(9,328)	(4,586)	(42,102)
Impact of tax reform	-	-	(8,302)
Excess tax benefits on stock compensation	(24,177)	(22,862)	(18,932)
Adjusted net income	$230,473	$200,374	$141,054

Diluted Earnings Per Share As Reported
Net income	$13.31	$12.23	$5.86
Average number of shares outstanding	16,527	16,803	16,742

Adjusted Diluted Earnings Per Share
Net income	$13.95	$11.93	$8.43
Average number of shares outstanding	16,527	16,803	16,742

(1) The tax impact of pre-tax adjustments was calculated using the effective tax rate of the operating unit for which each adjustment is associated.

The "Footnotes to Financial Statements" are integral parts of this financial information.

CHEMED CORPORATION AND SUBSIDIARY COMPANIES
OPERATING STATISTICS FOR VITAS SEGMENT(unaudited)
	Three Months Ended December 31,		Year Ended December 31,
OPERATING STATISTICS	2019	2018	2019	2018
Net revenue ($000)
Homecare	$275,976	$261,972	$1,076,025	$1,010,518
Inpatient	30,857	20,874	99,920	82,677
Continuous care	40,997	30,834	133,473	122,498
Other	3,825	1,986	10,433	7,831
Subtotal	$351,655	$315,666	$1,319,851	$1,223,524
Room and board, net	(3,260)	(2,191)	(11,359)	(10,054)
Contractual allowances	(3,990)	(3,036)	(14,893)	(11,785)
Medicare cap allowance	(4,500)	(3,454)	(12,415)	(4,123)
Total	$339,905	$306,985	$1,281,184	$1,197,562
Net revenue as a percent of total before Medicare cap allowance
Homecare	78.5%	83.0%	81.5%	82.6%
Inpatient	8.8	6.6	7.6	6.8
Continuous care	11.7	9.8	10.1	10.0
Other	1.0	0.6	0.8	0.6
Subtotal	100.0	100.0	100.0	100.0
Room and board, net	(0.9)	(0.7)	(0.9)	(0.8)
Contractual allowances	(1.1)	(1.0)	(1.1)	(1.1)
Medicare cap allowance	(1.3)	(1.1)	(0.9)	(0.2)
Total	96.7%	97.2%	97.1%	97.9%
Days of Care
Homecare	1,377,403	1,293,694	5,338,664	4,983,159
Nursing home	314,946	300,029	1,224,264	1,190,820
Respite	7,305	6,185	28,857	24,663
Subtotal routine homecare and respite	1,699,654	1,599,908	6,591,785	6,198,642
Inpatient	30,697	27,081	120,063	107,669
Continuous care	41,386	42,681	166,783	169,828
Total	1,771,737	1,669,670	6,878,631	6,476,139
Number of days in relevant time period	92	92	365	365
Average daily census ("ADC") (days)
Homecare	14,972	14,062	14,626	13,652
Nursing home	3,423	3,261	3,354	3,263
Respite	79	67	79	68
Subtotal routine homecare and respite	18,474	17,390	18,059	16,983
Inpatient	334	294	329	295
Continuous care	450	465	458	464
Total	19,258	18,149	18,846	17,742
Total Admissions	17,479	16,579	69,859	68,119
Total Discharges	17,575	16,623	68,857	66,868
Average length of stay (days)	95.2	92.6	92.6	89.9
Median length of stay (days)	16.0	17.0	16.0	17.0
ADC by major diagnosis
Cerebro	35.8%	35.8%	36.0%	36.3%
Neurological	21.1	18.6	20.6	19.0
Cancer	12.8	13.7	12.9	13.7
Cardio	16.2	16.3	16.5	16.4
Respiratory	8.1	8.0	8.1	8.2
Other	6.0	7.6	5.9	6.4
Total	100.0%	100.0%	100.0%	100.0%
Admissions by major diagnosis
Cerebro	21.9%	20.9%	21.1%	21.8%
Neurological	12.9	11.5	12.6	11.4
Cancer	29.2	31.1	29.2	30.2
Cardio	14.7	14.6	15.5	15.4
Respiratory	10.5	10.1	11.0	10.9
Other	10.8	11.8	10.6	10.3
Total	100.0%	100.0%	100.0%	100.0%
Bad debt expense as a percent of revenues	1.2%	1.0%	1.2%	1.0%
Accounts receivable --
Days of revenue outstanding- excluding unapplied Medicare payments	35.4	35.0	N.A.	N.A.
Days of revenue outstanding- including unapplied Medicare payments	27.2	24.6	N.A.	N.A.

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 REGARDING FORWARD-LOOKING INFORMATION

In addition to historical information, this report contains forward-looking statements and performance trends that are based upon assumptions subject to certain known and unknown risks, uncertainties, contingencies and other factors. Such forward-looking statements and trends include, but are not limited to, the impact of laws and regulations on our operations, our estimate of future effective income tax rates and the recoverability of deferred tax assets. Variances in any or all of the risks, uncertainties, contingencies, and other factors from our assumptions could cause actual results to differ materially from these forward-looking statements and trends. Our ability to deal with the unknown outcomes of these events, many of which are beyond our control, may affect the reliability of our projections and other financial matters.