Form 10-Q
period 2020-03-31
CHEMED CORP
filed 2020-05-01
CIK 19584

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒    Quarterly Report Under Section 13 or 15 (d) of the Securities Exchange Act of 1934 For the Quarterly Period Ended March 31, 2020

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	☐	No	☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of Each Exchange on which Registered	Amount	Date

Capital Stock $1 Par Value	CHE	New York Stock Exchange	15,873,532 Shares	March 31, 2020

CHEMED CORPORATION AND

SUBSIDIARY COMPANIES

Index

Page No.
PART I. FINANCIAL INFORMATION:

Item 1. Financial Statements
Unaudited Consolidated Balance Sheets -
March 31, 2020 and December 31, 2019	3

Unaudited Consolidated Statements of Income -
Three months ended March 31, 2020 and 2019	4

Unaudited Consolidated Statements of Cash Flows -
Three months ended March 31, 2020 and 2019	5

Unaudited Consolidated Statements of Changes in Stockholders’ Equity-
Three months ended March 31, 2020 and 2019	6

Notes to Unaudited Consolidated Financial Statements	7

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	22

Item 3. Quantitative and Qualitative Disclosures about Market Risk	33

Item 4. Controls and Procedures	34

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	34

Item 1A. Risk Factors	34

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	34

Item 3. Defaults Upon Senior Securities	34

Item 4. Mine Safety Disclosures	34

Item 5. Other Information	35

Item 6. Exhibits	36

EX – 31.1
EX – 31.2
EX – 31.3
EX – 32.1
EX – 32.2
EX – 32.3 EX – 101 EX – 104

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
CHEMED CORPORATION AND SUBSIDIARY COMPANIES
UNAUDITED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	March 31, 2020	December 31, 2019
ASSETS
Current assets
Cash and cash equivalents	$28,951	$6,158
Accounts receivable less allowances of $1,427 (2019 - $353)	134,695	143,827
Inventories	7,313	7,462
Prepaid income taxes	5,917	10,074
Prepaid expenses	21,939	23,150
Total current assets	198,815	190,671
Investments of deferred compensation plans	72,296	77,446
Properties and equipment, at cost, less accumulated depreciation of $278,768 (2019 - $270,140)	183,729	175,763
Lease right of use asset	112,302	111,652
Identifiable intangible assets less accumulated amortization of $40,094 (2019 - $37,620)	124,219	126,370
Goodwill	577,236	577,367
Other assets	8,962	9,048
Total Assets	$1,277,559	$1,268,317

LIABILITIES
Current liabilities
Accounts payable	$37,838	$51,101
Accrued insurance	56,480	50,328
Accrued compensation	63,622	70,814
Accrued legal	7,114	6,941
Short-term lease liability	36,252	39,280
Other current liabilities	45,431	43,756
Total current liabilities	246,737	262,220
Deferred income taxes	20,681	18,504
Long-term debt	160,000	90,000
Deferred compensation liabilities	70,363	76,446
Long-term lease liability	88,278	86,656
Other liabilities	7,899	7,883
Total Liabilities	593,958	541,709
Commitments and contingencies (Note 11)
STOCKHOLDERS' EQUITY
Capital stock - authorized 80,000,000 shares $1 par; issued 35,911,724 shares (2019 - 35,810,528 shares)	35,912	35,811
Paid-in capital	878,550	860,671
Retained earnings	1,476,151	1,425,752
Treasury stock - 20,116,345 shares (2019 - 19,867,220 shares)	(1,709,390)	(1,597,940)
Deferred compensation payable in Company stock	2,378	2,314
Total Stockholders' Equity	683,601	726,608
Total Liabilities and Stockholders' Equity	$1,277,559	$1,268,317

See accompanying Notes to Unaudited Consolidated Financial Statements.

CHEMED CORPORATION AND SUBSIDIARY COMPANIES
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)

	Three Months Ended March 31,
	2020	2019
Service revenues and sales	$515,798	$462,034
Cost of services provided and goods sold (excluding depreciation)	351,745	321,951
Selling, general and administrative expenses	70,583	74,029
Depreciation	11,388	9,710
Amortization	2,477	519
Other operating expenses	242	6,353
Total costs and expenses	436,435	412,562
Income from operations	79,363	49,472
Interest expense	(975)	(1,124)
Other (expense)/income - net	(9,466)	2,439
Income before income taxes	68,922	50,787
Income taxes	(13,031)	(6,120)
Net income	$55,891	$44,667

Earnings Per Share:
Net income	$3.50	$2.80
Average number of shares outstanding	15,991	15,954

Diluted Earnings Per Share:
Net income	$3.38	$2.70
Average number of shares outstanding	16,516	16,525

Cash Dividends Per Share	$0.32	$0.30

See accompanying Notes to Unaudited Consolidated Financial Statements.

CHEMED CORPORATION AND SUBSIDIARY COMPANIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Three Months Ended March 31,
	2020	2019
Cash Flows from Operating Activities
Net income	$55,891	$44,667
Adjustments to reconcile net income to net cash provided
by operating activities:
Depreciation and amortization	13,865	10,229
Stock option expense	5,045	4,089
Provision/(benefit) for deferred income taxes	2,290	(3,489)
Noncash long-term incentive compensation	1,598	1,119
Provision for bad debts	594	-
Amortization of debt issuance costs	76	76
Litigation settlement	-	6,000
Changes in operating assets and liabilities:
Decrease/(increase) in accounts receivable	6,269	(81)
Decrease/(increase) in inventories	149	(610)
Decrease in prepaid expenses	1,211	6
(Decrease)/increase in accounts payable and other current liabilities	(7,037)	348
Change in current income taxes	10,159	9,219
Net change in lease assets and liabilities	(153)	(328)
Decrease/(increase) in other assets	5,048	(5,006)
(Decrease)/increase in other liabilities	(6,067)	6,459
Other sources	388	887
Net cash provided by operating activities	89,326	73,585
Cash Flows from Investing Activities
Capital expenditures	(19,897)	(13,866)
Business combinations	(1,452)	-
Other uses	(144)	(68)
Net cash used by investing activities	(21,493)	(13,934)
Cash Flows from Financing Activities
Proceeds from revolving line of credit	174,100	125,100
Payments on revolving line of credit	(104,100)	(114,300)
Purchases of treasury stock	(100,235)	(49,250)
Change in cash overdrafts payable	(9,849)	(13,303)
Proceeds from exercise of stock options	9,241	11,827
Capital stock surrendered to pay taxes on stock-based compensation	(7,951)	(11,170)
Dividends paid	(5,130)	(4,799)
Other (uses)/sources	(1,116)	181
Net cash used by financing activities	(45,040)	(55,714)
Increase in Cash and Cash Equivalents	22,793	3,937
Cash and cash equivalents at beginning of year	6,158	4,831
Cash and cash equivalents at end of period	$28,951	$8,768

See accompanying Notes to Unaudited Consolidated Financial Statements.

CHEMED CORPORATION AND SUBSIDIARY COMPANIES
UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS EQUITY
(in thousands, except per share data)

					Deferred
					Compensation
				Treasury	Payable in
	Capital	Paid-in	Retained	Stock-	Company
	Stock	Capital	Earnings	at Cost	Stock	Total
Balance at December 31, 2019	35,811	860,671	1,425,752	(1,597,940)	2,314	726,608
Net income	-	-	55,891	-	-	55,891
Dividends paid ($0.32 per share)	-	-	(5,130)	-	-	(5,130)
Stock awards and exercise of stock options	101	18,972	-	(11,140)	-	7,933
Purchases of treasury stock	-	-	-	(100,235)	-	(100,235)
Other	-	(1,093)	(362)	(75)	64	(1,466)
Balance at March 31, 2020	$35,912	$878,550	$1,476,151	$(1,709,390)	$2,378	$683,601

					Deferred
					Compensation
				Treasury	Payable in
	Capital	Paid-in	Retained	Stock-	Company
	Stock	Capital	Earnings	at Cost	Stock	Total
Balance at December 31, 2018	35,311	774,358	1,225,617	(1,446,296)	2,344	591,334
Net income	-	-	44,667	-	-	44,667
Dividends paid ($0.30 per share)	-	-	(4,799)	-	-	(4,799)
Stock awards and exercise of stock options	210	29,152	-	(23,495)	-	5,867
Purchases of treasury stock	-	-	-	(49,250)	-	(49,250)
Other	-	191	-	(36)	36	191
Balance at March 31, 2019	$35,521	$803,701	$1,265,485	$(1,519,077)	$2,380	$588,010

The Notes to Consolidated Financial Statements are integral parts of these statements.

CHEMED CORPORATION AND SUBSIDIARY COMPANIES

Notes to Unaudited Consolidated Financial Statements

1.    Basis of Presentation

As used herein, the terms “We,” “Company” and “Chemed” refer to Chemed Corporation or Chemed Corporation and its consolidated subsidiaries.

We have prepared the accompanying unaudited consolidated financial statements of Chemed in accordance with Rule 10-01 of SEC Regulation S-X. Consequently, we have omitted certain disclosures required under generally accepted accounting principles in the United States (“GAAP”) for complete financial statements. The December 31, 2019 balance sheet data were derived from audited financial statements but do not include all disclosures required by GAAP. However, in our opinion, the financial statements presented herein contain all adjustments, consisting only of normal recurring adjustments, necessary to state fairly our financial position, results of operations and cash flows. These financial statements are prepared on the same basis as and should be read in conjunction with the audited Consolidated Financial Statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2019.

Certain reclassifications have been made to prior year financial statements to conform to current presentation.

CURRENT EXPECTED CREDIT LOSSES

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments, Credit Losses. The ASU introduces the current expected credit loss (“CECL”) methodology. The CECL methodology utilizes a lifetime “expected credit loss” measurement objective for the recognition of credit losses for financial assets at the time the asset is originated or acquired. This generally results in earlier recognition of credit losses and greater transparency about credit risk. The Company adopted the provisions of ASU No. 2016-13 on January 1, 2020 using the modified retrospective method. The provisions of ASU No. 2016-13 did not significantly impact the method or timing that the Company recognizes expected credit losses and the cumulative effect of adoption was immaterial.

The Company’s only material financial asset subject to ASU No. 2016-13 is accounts receivable, trade and other. The Company recognizes an allowance for credit losses related to accounts receivable to present the net amount expected to be collected as of the balance sheet date. Accounts receivable are written-off when it is determined that the amount is deemed uncollectible. The following presents a detailed discussion of the operating subsidiaries’ accounts receivable and their evaluation of credit risk related to those accounts:

•Roto-Rooter’s trade accounts receivable are comprised mainly of amounts due from commercial entities and commercial insurance carriers. Roto-Rooter’s accounts receivable are generally outstanding for 90 days or less and there are no significant amounts outstanding greater than one year. Roto-Rooter historically has not experienced significant write-offs due to credit losses. For amounts due from commercial entities, Roto-Rooter utilizes a provision matrix based on historical credit losses by aging category. For amounts due from commercial insurance carriers, mainly from water restoration revenue, Roto-Rooter periodically reviews published default tables related to commercial insurance carriers and provides an allowance. As further discussed below, Roto-Rooter assesses on a quarterly basis whether the historical rates used are expected to be representative of credit risk over the life of the account taking into consideration existing economic conditions.

•In excess of 90% of VITAS’ accounts receivable are from the Federal or state governments under Medicare and Medicaid. VITAS believes that it is reasonable to expect that the risk of non-payment as a result of credit issues from these government entities is zero. As such, there is no allowance for credit losses established related to these accounts. The remainder of VITAS’ accounts are from commercial insurance carriers. VITAS’ accounts are generally outstanding for 90 days or less and there are no significant amounts outstanding greater than one year. VITAS historically has not experienced significant write-offs due to credit losses. VITAS periodically reviews published default tables related to commercial insurance carriers and provides an allowance. VITAS assesses on a quarterly basis whether these default rates are expected to be representative of credit risk over the life of the account taking into consideration existing economic conditions.

As further discussed in footnote 5, Chemed has $37.9 million in standby letters of credit outstanding. These letters of credit are with large, highly rated financial institutions. The Company periodically reviews published default tables related to these institutions to assess the need for an allowance. Chemed believes that any expected credit loss related to outstanding letters of credit based on current economic conditions is not material.

In conjunction with its first quarter of 2020 closing process, subsequent to the adoption of ASU No. 2016-13, Roto-Rooter re-assessed its expected credit losses as a result of COVID-19. In addition to the historical provision matrix described above, and in conjunction with the quarterly assessment of current economic conditions and published default rates to evaluate credit risk over the life of the account, Roto-Rooter analyzed the industries from which the accounts receivable originated. Using available information and judgement, additional expected credit losses were recorded for industries deemed higher risk during the economic shut down, such as restaurants, hotels and bars. The additional charge taken for the three-month period ended March 31, 2020 related to expected credit losses from COVID-19 issues was $524,000. The full economic impact as a result of COVID-19 and the related business shut-downs will not be known for some period of time. The amount recorded in the first quarter of 2020 represents management’s current best estimate.

ADDITIONS
(CHARGED)
		CREDITED	(CHARGED)
	BALANCE AT	TO COSTS	CREDITED		BALANCE
	BEGINNING	AND	TO OTHER		AT END
DESCRIPTION	OF PERIOD	EXPENSES	ACCOUNTS	OTHER	OF PERIOD

March 31, 2020	$(353)	$(594)	$(475)	$(5)	$(1,427)

CORONAVIRUS AID, RELIEF AND ECONOMIC STIMULUS (CARES) ACT

The recent COVID-19 pandemic did not have a material impact on our results of operations, cash flow and financial position as of and for the three months-ended March 31, 2020. We are closely monitoring the impact of the pandemic on all aspects of our business including impacts to employees, customers, patients, suppliers and vendors. The Company’s two operating subsidiaries have been categorized as critical infrastructure businesses and are not currently materially limited by federal, state or local regulations that restrict movement or operating ability.

The length and severity of the pandemic, coupled with related governmental actions including relief acts and actions relating to our workforce at federal, state and local levels, and underlying economic disruption will determine the ultimate short-term and long-term impact to our business operations and financial results. We are unable to predict the myriad of possible issues that could arise or the ultimate effect to our businesses as a result of the unknown short, medium and long-term impacts that the pandemic will have on the United States economy and society as a whole.

On March 27, 2020, the CARES Act was passed. It is intended to provide economic relief to individuals and businesses affected by the coronavirus pandemic. It also contains provisions related to healthcare providers’ operations and the issues caused by the coronavirus pandemic. The following significant economic impacts for Chemed and its subsidiaries as a result of specific provisions of the CARES Act:

•Chemed deferred its first quarter 2020 income tax payment of $8.8 million to the Federal government until July 15, 2020, as permitted by the CARES Act. In addition, Chemed and its subsidiaries deferred payment of certain employer payroll taxes and certain state tax payments, as permitted by the CARES Act.

•A portion of the CARES Act provides $100 billion from the Public Health and Social Services Emergency Fund (“Relief Fund)” to hospitals and other healthcare providers on the front lines of the coronavirus response. Of this $100 billion distribution from the Relief Fund, $30 billion was designated to be automatically distributed to facilities and healthcare providers based upon their 2019 Medicare fee-for-service revenue. On April 10, 2020 VITAS automatically received $80.2 million from the Relief Fund based upon VITAS’s 2019 Medicare fee-for-service Medicare revenue. While specific details of the program have not been finalized, recipients of this $30 billion in CARES Act relief are specified to use these funds to prevent, prepare for, and respond to coronavirus, and shall reimburse the recipient only for health care related expenses or lost revenues that are attributable to coronavirus. The ability of VITAS to retain and utilize the full $80.2 million from the Relief Fund will depend on the magnitude, timing and nature of the economic impact of COVID-19 within VITAS, as well as the guidelines and rules of the Relief Fund program.

•During the period from May 1, 2020 through December 31, 2020, the 2% Medicare sequestration reimbursement cut is suspended. VITAS anticipates the impact to increase revenue approximately $15 million to $20 million, excluding the impact of the Medicare Cap.

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

As of March 31, 2020, we have two cloud computing arrangements that are service contracts. Roto-Rooter is implementing a system to assist in technician dispatch and VITAS implemented a new human resources system. We have capitalized approximately $6.0 million related to implementation of these projects which are included in prepaid assets in the accompanying balance sheets. The VITAS human resource system was placed into service in January 2020 and is being amortized over 5 years. Through March 31, 2020, $262,000 has been amortized. There has been no amortization expense associated with the Roto-Rooter project, as the software has not yet been placed in service. We anticipate amortizing this asset over the original term of the arrangement plus renewal options that are reasonably certain of being exercised.

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

INCOME TAXES

Our effective income tax rate was 18.9% in the first quarter of 2020 compared to 12.1% during the first quarter of 2019. Excess tax benefit on stock options reduced our income tax expenses by $4.6 million and $6.7 million, respectively for the quarters ended March 31, 2020 and 2019.

NON-CASH TRANSACTIONS

Included in the accompanying Consolidated Balance Sheets are $1.7 million and $1.8 million of capitalized property and equipment which were not paid for as of March 31, 2020 and December 31, 2019, respectively. These amounts have been excluded from capital expenditures in the accompanying Consolidated Statements of Cash Flow. There are no material non-cash amounts included in interest expense for any period presented.

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

Care is provided to patients regardless of their ability to pay. Patients who meet our criteria for charity care are provided care without charge. There is no revenue or associated accounts receivable in the accompanying Consolidated Financial Statements related to charity care. The cost of providing charity care during the quarters ended March 31, 2020 and 2019 was $2.2 million and $2.1 million, respectively. The cost of charity care is included in cost of services provided and goods sold and is calculated by taking the ratio of charity care days to total days of care and multiplying by the total cost of care.

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

We are subject to certain limitations on Medicare payments for services which are considered variable consideration, as follows:

Inpatient Cap. If the number of inpatient care days any hospice program provides to Medicare beneficiaries exceeds 20% of the total days of hospice care such program provided to all Medicare patients for an annual period beginning September 28, the days in excess of the 20% figure may be reimbursed only at the routine homecare rate. None of VITAS’ hospice programs exceeded the payment limits on inpatient services during the three months ended March 31, 2020 and 2019.

Medicare Cap. We are also subject to a Medicare annual per-beneficiary cap (“Medicare cap”). Compliance with the Medicare cap is measured in one of two ways based on a provider election. The “streamlined” method compares total Medicare payments received under a Medicare provider number with respect to services provided to all Medicare hospice care beneficiaries in the program or programs covered by that Medicare provider number with the product of the per-beneficiary cap amount and the number of Medicare beneficiaries electing hospice care for the first time from that hospice program or programs from September 28 through September 27 of the following year. At March 31, 2020, all our programs except one are using the “streamlined” method.

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

In 2013, the U.S. government implemented automatic budget reductions of 2.0% for all government payees, including hospice benefits paid under the Medicare program. In 2015, CMS determined that the Medicare cap should be calculated “as if” sequestration did not occur. As a result of this decision, VITAS has received notification from our third-party intermediary that an additional $8.3 million is owed for Medicare cap in three programs arising during the 2013 through 2019 measurement periods. The amounts are automatically deducted from our semi-monthly PIP payments. We do not believe that CMS is authorized under the sequestration authority or the statutory methodology for establishing the Medicare cap to the amounts they have withheld and intend to withhold under their current “as if” methodology. We have appealed CMS’s methodology change. Pursuant to the recent legislation, the sequestration has been lifted for the period from May 1 through December 31, 2020.

During the quarter ended March 31, 2020, we recorded $2.5 million in net Medicare cap revenue reduction related to five programs for the 2020 government fiscal year.

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

The composition of patient care service revenue by payor and level of care for the quarter ended March 31, 2020 is as follows (in thousands):

	Medicare	Medicaid	Commercial	Total
Routine home care	$253,965	$12,133	5,664	$271,762
Continuous care	37,132	1,871	1,552	40,555
Inpatient care	28,148	2,559	1,775	32,482
	$319,245	$16,563	$8,991	$344,799

All other revenue - self-pay, respite care, etc.				3,147
Subtotal				$347,946
Medicare cap adjustment				(2,500)
Implicit price concessions				(4,149)
Room and board, net				(3,381)
Net revenue				$337,916

The composition of patient care service revenue by payor and level of care for the quarter ended March 31, 2019 is as follows (in thousands):

	Medicare	Medicaid	Commercial	Total
Routine home care	$241,700	$11,673	$5,474	$258,847
Continuous care	28,973	1,787	1,484	32,244
Inpatient care	18,989	2,148	1,433	22,570
	$289,662	$15,608	$8,391	$313,661

All other revenue - self-pay, respite care, etc.				2,010
Subtotal				$315,671
Medicare cap adjustment				(3,400)
Implicit price concessions				(2,948)
Room and board, net				(2,542)
Net revenue				$306,781

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

The composition of disaggregated revenue for the first quarter is as follows (in thousands):

	March 31,
	2020	2019
Short-term core service jobs	$134,424	$112,185
Water restoration	29,246	29,208
Contractor revenue	16,228	14,032
Franchise fees	1,190	1,621
All other	3,534	3,008
Subtotal	$184,622	$160,054
Implicit price concessions and credit memos	(6,740)	(4,801)
Net revenue	$177,882	$155,253

3.    Segments

Service revenues and sales by business segment are shown in Footnote 2. After-tax earnings by business segment are as follows (in thousands):

	Three months ended March 31,
	2020	2019
After-tax Income/(Loss)
VITAS	$41,279	$29,288
Roto-Rooter	24,322	22,986
Total	65,601	52,274
Corporate	(9,710)	(7,607)
Net income	$55,891	$44,667

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

4.    Earnings per Share

Earnings per share (“EPS”) are computed using the weighted average number of shares of capital stock outstanding. Earnings and diluted earnings per share are computed as follows (in thousands, except per share data):

		Net Income
For the Three Months Ended March 31,		Income	Shares	Earnings per Share
2020
	Earnings	$55,891	15,991	$3.50
	Dilutive stock options	-	446
	Nonvested stock awards	-	79
	Diluted earnings	$55,891	16,516	$3.38

2019
	Earnings	$44,667	15,954	$2.80
	Dilutive stock options	-	494
	Nonvested stock awards	-	77
	Diluted earnings	$44,667	16,525	$2.70

For the three months ended March 31, 2020, there were 285,000 stock options excluded in the computation of dilutive earnings per share because they would have been anti-dilutive.

For the three months ended March 31, 2019, there were 246,000 stock options excluded in the computation of dilutive earnings per share because they would have been anti-dilutive.

5.    Long-Term Debt and Lines of Credit

On June 20, 2018, we replaced our existing credit agreement with the Fourth Amended and Restated Credit Agreement (“2018 Credit Agreement”). Terms of the 2018 Credit Agreement consist of a five year, $450 million revolving credit facility and a $150 million expansion feature, which may consist of term loans or additional revolving commitments.  The interest rate at the inception of the agreement is LIBOR plus 100 basis points. The 2018 Credit Agreement has a floating interest rate that is generally LIBOR plus a tiered additional rate which varies based on our current leverage ratio. The amount outstanding as of March 31, 2020 is $160.0 million.

Debt issuance costs associated with the prior credit agreement were not written off as the lenders and their relative percentages participation in the facility did not change. With respect to the 2018 Credit Agreement, deferred financing costs were $1.0 million.

The 2018 Credit Agreement contains the following quarterly financial covenants effective as of March 31, 2020:

Description	Requirement

Leverage Ratio (Consolidated Indebtedness/Consolidated Adj. EBITDA)	< 3.50 to 1.00

Fixed Charge Coverage Ratio (Consolidated Free Cash Flow/Consolidated Fixed Charges)	> 1.50 to 1.00

We are in compliance with all debt covenants as of March 31, 2020. We have issued $37.9 million in standby letters of credit as of March 31, 2020, mainly for insurance purposes. Issued letters of credit reduce our available credit under the 2018 Credit Agreement. As of March 31, 2020, we have approximately $252.1 million of unused lines of credit available and eligible to be drawn down under our revolving credit facility.

6.    Other Operating Expenses/(Income)

	Three months ended March 31,
	2020	2019

Loss on disposal of fixed assets	$242	$353
Litigation settlement	-	6,000
Total other operating expenses	$242	$6,353

During the three months ended March 31, 2019, the Company recorded $6.0 million for a potential legal settlement, which includes the settlement amount, estimated employment taxes and other litigation costs. See footnote 11 for further discussion.

7.    Other (Expense)/Income – Net

Other (expense)/income – net comprises the following (in thousands):

Three months ended March 31,
2020		2019
Market value adjustment on assets held in
deferred compensation trust	$(9,572)	$2,338
Interest income	106	101
Total other (expense)/income - net	$(9,466)	$2,439

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

We do not currently have any finance leases, therefore all lease information disclosed is related to operating leases.

The components of balance sheet information related to leases were as follows:

	March 31,	December 31,
	2020	2019
Assets
Operating lease assets	$112,302	$111,652

Liabilities
Current operating leases	36,252	39,280
Noncurrent operating leases	88,278	86,656
Total operating lease liabilities	$124,530	$125,936

The components of lease expense were as follows:

	Three months ended March 31,
	2020	2019
Lease Expense (a)
Operating lease expense	$14,610	$11,537
Sublease income	-	(6)
Net lease expense	$14,610	$11,531

(a)Includes short-term leases and variable lease costs, which are immaterial. Included in both cost of services provided and goods sold and selling, general and administrative expenses.

The components of cash flow information related to leases were as follows:

	Three months ended March 31,
	2020	2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from leases	$12,028	$9,987

Leased assets obtained in exchange for new operating lease liabilities	$12,583	$3,213

Weighted Average Remaining Lease Term at March 31, 2020
Operating leases	4.5	years

Weighted Average Discount Rate at March 31, 2020
Operating leases	3.24%

Maturity of Operating Lease Liabilities (in thousands)

2020	$32,855
2021	32,430
2022	24,360
2023	18,089
2024	12,948
Thereafter	13,387
Total lease payments	$134,069
Less: interest	(9,423)
Less: future lease obligations not yet commenced	(116)
Total liability recognized on the balance sheet	$124,530

For leases commencing prior to April 2019, minimum rental payments exclude payments to landlords for real estate taxes and common area maintenance. Operating lease payments include $2.3 million related to extended lease terms that are reasonably certain of being exercised and exclude $116,000 lease payments for leases signed but not yet commenced.

9.    Stock-Based Compensation Plans

On February 21, 2020, the Compensation/Incentive Committee of the Board of Directors (“CIC”) granted 5,156 Performance Stock Units (“PSUs”) contingent upon the achievement of certain total shareholder return (“TSR”) targets as compared to the TSR of a group of peer companies for the three year period ending December 31, 2022, the date at which such awards vest. The cumulative compensation cost of the TSR-based PSU award to be recorded over the three year service period is $3.3 million.

On February 21, 2020, the CIC also granted 5,156 PSUs contingent upon the achievement of certain earnings per share (“EPS”) targets for the three year period ending December 31, 2022. At the end of each reporting period, the Company estimates the number of shares that it believes will ultimately be earned and records the corresponding expense over the service period of the award. We currently estimate the cumulative compensation cost of the EPS-based PSUs to be recorded over the three year service period is $5.0 million.

10.    Retirement Plans

All of the Company’s plans that provide retirement and similar benefits are defined contribution plans. These expenses include the impact of market gains and losses on assets held in deferred compensation plans and are recorded in selling, general and administrative expenses. Net (losses)/gains for the Company’s retirement and profit-sharing plans, excess benefit plans and other similar plans are as follows (in thousands):

Three months ended March 31,
2020	2019
$(4,414)	$6,914

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

The Company entered into a settlement agreement in March 2019 that will resolve state-wide wage and hour class action claims raised in four separate cases: (1) Jordan A. Seper on behalf of herself and others similarly situated v. VITAS Healthcare Corporation of California, a Delaware corporation; VITAS Healthcare Corp of CA, a business entity unknown; and DOES 1 to 100, inclusive; Los Angeles Superior Court Case Number BC 642857 (“Seper”); (2) Jiwan Chhina v. VITAS Health Services of California, Inc., a California corporation; VITAS Healthcare Corporation of California, a Delaware corporation; VITAS Healthcare Corporation of California, a Delaware corporation dba VITAS Healthcare Inc.; and DOES 1 to 100, inclusive; San Diego Superior Court Case Number 37-2015-00033978-CU-OE-CTL (“Chhina”) (which was subsequently merged with Seper); (3) Chere Phillips and Lady Moore v. VITAS Healthcare Corporation of California, Sacramento County Superior Court, Case No. 34-2017-0021-2755 (“Phillips and Moore”); and (4) Williams v. VITAS Healthcare Corporation of California, Alameda County Superior Court Case No. RG 17853886 (“Williams”). These actions were brought by both current and former employees including a registered nurse, a licensed vocational nurse (LVN), home health aides and a social worker. Each action stated multiple claims generally including (1) failure to pay minimum wage for all hours worked; (2) failure to provide overtime for all hours worked; (3) failure to pay wages for all hours at the regular rate; (4) failure to provide meal periods; (5) failure to provide rest breaks; (6) failure to provide complete and accurate wage statements; (7) failure to pay for all reimbursement expenses; (8) unfair business practices; and (9) violation of the California Private Attorneys General Act. The

cases generally asserted claims on behalf of classes defined to include all current and former non-exempt employees employed with VITAS in California within the four years preceding the filing of each lawsuit. For additional procedural history of these cases, please refer to our prior quarterly and annual filings.

The Seper and Chhina cases were consolidated in Los Angeles County Superior Court; Chhina was dismissed as a separate action and joined with Seper in the filing of amended complaint on August 28, 2018, in which both Chhina and Seper were identified as named plaintiffs. Discovery in the remaining cases was stayed as to class claims and each court was advised of the pendency of the consolidated Seper/Chhina action. The parties engaged in a mediation process beginning in October 2018 and concluded with an agreement in March 2019. The settlement amount of $5.75 million plus employment taxes was recorded in the first quarter of 2019. As of December 31, 2019, $6.0 million was accrued in the accompanying Consolidated Balance Sheet. The definition of the class to participate in the settlement is intended to cover claims raised in the consolidated Seper/Chhina matter, claims raised in Phillips and Moore, as well as any class claims in Williams. On January 28, 2020, the court granted preliminary approval of the settlement. A notice of the proposed settlement has been sent to the members of the class by the class claims administrator. The court has set the date for the final approval of the settlement hearing for May 21, 2020.

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

The Company intends to defend vigorously against the allegations in the Lax lawsuit. Regardless of the outcome of any of the preceding matters, dealing with the various regulatory agencies and opposing parties can adversely affect us through defense costs, potential payments, withholding of governmental funding, diversion of management time, and related publicity. Although the Company intends to defend them vigorously, there can be no assurance that those suits will not have a material adverse effect on the Company.

12.    Concentration of Risk

As of March 31, 2020 and December 31, 2019, approximately 70% and 71%, respectively, of VITAS’ total accounts receivable balance were from Medicare and 25% and 24%, respectively, of VITAS’ total accounts receivable balance were due from various state Medicaid or managed Medicaid programs. Combined accounts receivable from Medicare, Medicaid, and managed Medicaid represent approximately 75% of the consolidated net accounts receivable in the accompanying consolidated balance sheets as of March 31, 2020.

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

13.    Cash Overdrafts and Cash Equivalents

There are no cash overdrafts payable included in accounts payable at March 31, 2020 (December 31, 2019 - $9.8 million).

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

The following shows the carrying value, fair value and the hierarchy for our financial instruments as of March 31, 2020 (in thousands):

		Fair Value Measure
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Mutual fund investments of deferred
compensation plans held in trust	$72,296	$72,296	$-	$-
Total debt	160,000	-	160,000	-

The following shows the carrying value, fair value and the hierarchy for our financial instruments as of December 31, 2019 (in thousands):

		Fair Value Measure
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Mutual fund investments of deferred
compensation plans held in trust	$77,446	$77,446	$-	$-
Total debt	90,000	-	90,000	-

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

15.    Capital Stock Repurchase Plan Transactions

We repurchased the following capital stock:

	Three months ended March 31,
	2020	2019

Total cost of repurchased shares (in thousands)	$100,235	$49,250
Shares repurchased	225,000	150,000
Weighted average price per share	$445.49	$328.33

In March 2020, the Board of Directors authorized an additional $250.0 million for stock repurchase under Chemed’s existing share repurchase program. We currently have $253.8 million of authorization remaining under this share repurchase plan.

16.    Recent Accounting Standards

In March 2020, the FASB issued Accounting Standards Update “ASU No. 2020-04 - Reference Rate Reform”. The update provides optional expedients and exceptions for applying GAAP to contract modifications and hedging relationships, subject to meeting certain criteria, that reference LIBOR or another rate expected to be discontinued. The update is effective for all entities as of March 12, 2020 and will apply through December 31, 2022. The interest rate charged on borrowings from our existing revolver is based on LIBOR. The credit agreement includes provisions for modifying the interest rate in the instance that LIBOR is discontinued. As a result, no contract modifications will be required when LIBOR is discontinued.

In December 2019, the FASB issued Accounting Standards Update “ASU No. 2019-12 – Simplifying the Accounting for Income Taxes”. The ASU adds new guidance to simplify accounting for income taxes, changes the accounting for certain income tax transactions and makes minor improvements to the codifications. The ASU is effective for the Company on January 1, 2021. We are currently evaluating the impact of this standard on our consolidated financial statements.

17.    Acquisitions

On August 2, 2019, we entered into an Asset Purchase Agreement (the “Agreement”) to purchase substantially all of the assets of HSW RR, Inc., a Delaware corporation (“HSW”) and certain related assets of its affiliates, for $120 million, subject to a working capital adjustment that resulted in an additional $1.4 million payment to HSW. HSW owned and operated fourteen Roto-Rooter franchises mainly in the southwestern section of the United States, including Los Angeles, Dallas and Phoenix. Included in the assets purchased were the assets of Western Drain Supply, Inc., a plumbing supply company. The purchase was made using a combination of cash on-hand and borrowings under Chemed’s existing $450 million revolving credit facility. On September 16, 2019, we completed the acquisition.

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

The franchise fee revenue, the valuation of reacquired franchise rights and amortization for the acquired franchises are as follows:

			Annualized
		Valuation	Amortization of
	2018 Franchise	of Reacquired	Reacquired
	Revenue	Franchise Rights	Franchise Rights
HSW	$1,782	$52,980	$7,258
Oakland	95	6,190	825
Subtotal	1,877	$59,170	$8,083
All other franchise territories	4,505
	$6,382

Amortization of reacquired franchise rights comprises the following (in thousands):

Three months ended March 31,
2020	2019

$2,352	$441

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

The pro forma revenue and earnings of the Company for March 31, 2019, as if all acquisitions made in fiscal 2019 were completed on January 1, 2019, are as follows: (in thousands, except per share data):

Service revenues and sales	$484,106
Net income	$47,936
Earnings per share	$3.00
Diluted earnings per share	$2.90

Shown below is movement in Goodwill (in thousands):

	VITAS	Roto-Rooter	Total
Balance at December 31, 2019	$333,331	$244,036	$577,367
Foreign currency adjustments	-	(131)	(131)
Balance at March 31, 2020	$333,331	$243,905	$577,236

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

The following is a summary of the key operating results (in thousands except per share amounts):

	Three months ended March 31,
	2020	2019
Service revenues and sales	$515,798	$462,034
Net income	$55,891	$44,667
Diluted EPS	$3.38	$2.70
Adjusted net income	$60,715	$48,175
Adjusted diluted EPS	$3.68	$2.92
Adjusted EBITDA	$93,029	$74,798
Adjusted EBITDA as a % of revenue	18.0%	16.2%

Adjusted net income, adjusted diluted EPS, earnings before interest, taxes and depreciation and amortization (“EBITDA”), Adjusted EBITDA and Adjusted EBITDA as a percent of revenue are not measures derived in accordance with US GAAP. We provide non-GAAP measures to help readers evaluate our operating results and to compare our operating performance with that of similar companies that have different capital structures. Our non-GAAP measures should not be considered in isolation or as a substitute for comparable measures presented in accordance with GAAP. A reconciliation of our non-GAAP measures is presented on pages 32-33.

For the three months ended March 31, 2020, the increase in consolidated service revenues and sales was driven by a 14.6% increase at Roto-Rooter and a 10.1% increase at VITAS. The increase in service revenues at Roto-Rooter was driven by an increase in all major service lines as well as a result of acquisitions completed in 2019. The increase in service revenues at VITAS is comprised primarily of a 5.9% increase in days-of-care, a geographically weighted average Medicare reimbursement rate increase of approximately 5.0%, and acuity mix shift which then reduced the Medicare rate increase approximately 0.9%. See page 34 for additional VITAS operating metrics.

The recent COVID-19 pandemic could have a material adverse effect on our business operations, results of operations, cash flow and financial position. We are closely monitoring the impact of the pandemic on all aspects of our business including impacts to employees, customers, patients, suppliers and vendors. The Company’s two operating subsidiaries have been categorized as critical infrastructure businesses and are not currently materially limited by federal, state or local regulations that restrict movement or operating ability.

The continued health of our workforce cannot be predicted during the pandemic. Significant shortages of labor could inhibit the ability of both VITAS and Roto-Rooter to perform services. The inability to procure personal-protective equipment, and to protect worker health and customer safety, could negatively impact the health of our workforce. A portion of our workforce is currently working from remote locations on a regular basis which increases both operational and cybersecurity risks.

VITAS is working closely with hospitals, doctors and other healthcare providers. The response of these healthcare providers to the pandemic may limit VITAS’ ability to provide care and may result in fewer referrals. A prolonged or severe economic downturn may significantly impact Roto-Rooter’s service revenue. A significant disruption in the supply chain for critical items needed by either VITAS or Roto-Rooter could inhibit our ability to provide services or significantly increase the cost of providing those services.

The length and severity of the pandemic, coupled with related governmental actions including relief acts and actions relating to our workforce at federal, state and local levels, and underlying economic disruption will determine the ultimate short-term and long-term impact to our business operations and financial results. We are unable to predict the myriad of possible issues that could arise or the ultimate effect to our businesses as a result of the unknown short, medium and long-term impacts that the pandemic will have on the United States economy and society as a whole.

Identified direct costs incurred for the three-months ended March 31, 2020 related to COVID-19 are $1.8 million. These costs are comprised primarily of additional expected credit losses at Roto-Rooter, additional personal protective equipment and sanitizing supplies at both VITAS and Roto-Rooter and paid time-off for employees potentially directly affected by COVID-19. These costs do not include estimates for lost revenue, operational inefficiencies related to excess utilization of supplies, equipment and field staffing, diversion of existing infrastructure resources to allow for operating during a pandemic, or diversion of management and administrative time to address COVID-19 issues, while continuing to operate both business segments. We anticipate costs during the second quarter of 2020 and the remainder of calendar 2020 to be significantly higher than what were incurred during the first quarter of 2020, given the timing of the onset and spread of the pandemic. Additionally, VITAS implemented a program that awards more than 10,000 frontline employees an additional two weeks of paid time off (“PTO”) in 2020. VITAS estimates the additional PTO to cost approximately $23.2 million, prior to employee benefit and payroll tax costs.

On March 27, 2020, the CARES Act was passed. It is intended to provide economic relief to individuals and businesses affected by the coronavirus pandemic. It also contains provisions related to healthcare providers’ operations and the issues caused by the coronavirus pandemic. The following significant economic impacts for Chemed and its subsidiaries as a result of specific provisions of the CARES Act:

•Chemed deferred its first quarter 2020 income tax payment of $8.8 million to the Federal government until July 15, 2020, as permitted by the CARES Act. In addition, Chemed and its subsidiaries deferred payment of certain employer payroll taxes and certain state tax payments, as permitted by the CARES Act.

•A portion of the CARES Act provides $100 billion from the Public Health and Social Services Emergency Fund (“Relief Fund”) to hospitals and other healthcare providers on the front lines of the coronavirus response. Of this $100 billion distribution from the Relief Fund, $30 billion was designated to be automatically distributed to facilities and healthcare providers based upon their 2019 Medicare fee-for-service revenue. On April 10, 2020 VITAS automatically received $80.2 million from the Relief Fund based upon VITAS’s 2019 Medicare fee-for-service Medicare revenue. While specific details of the program have not been announced, recipients of this $30 billion in CARES Act relief are specified to use these funds to prevent, prepare for, and respond to coronavirus, and shall reimburse the recipient only for health care related expenses or lost revenues that are attributable to coronavirus. The ability of VITAS to retain and utilize the full $80.2 million from the Relief Fund will depend on the magnitude, timing and nature of the economic impact of COVID-19 within VITAS, as well as the guidelines and rules of the Relief Fund program.

•During the period from May 1, 2020 through December 31, 2020, the 2% sequestration reimbursement cut is suspended. VITAS anticipates this will increase revenue approximately $15 million to $20 million, excluding the impact of the Medicare Cap.

In addition to the economic impacts, the CARES Act coupled with a series of waivers and guidance issued by the Centers for Medical and Medicaid Services (“CMS”) suspended various Medicare patient coverage criteria and documentation, as well as care requirements. For VITAS, the relief includes the temporary waiver of the requirement to use volunteers and to conduct a nurse visit every two weeks to evaluate aides. Additionally, CMS permitted expanded use of telehealth in providing hospice care to patients.

The situation surrounding COVID-19 remains fluid. We evaluate our cash flow, liquidity and capital resources on a daily basis. VITAS and Roto-Rooter continue to operate and have positive net income and operating cash flow. We have $252.1 million available for borrowing under our $450 million revolving line-of-credit.

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

The franchise fee revenue, the valuation of reacquired franchise rights and amortization for the acquired franchises are as follows:

			Multiple of Annual		Annualized
		Valuation	Franchise Fees		Amortization of
	2018 Franchise	of Reacquired	to Reacquired		Reacquired
	Revenue	Franchise Rights	Franchise Rights		Franchise Rights
HSW	$1,782	$52,980	29.7	yrs	$7,258
Oakland	95	6,190	65.2		825
Subtotal	1,877	$59,170	31.5	yrs	$8,083
All other franchise territories	4,505
	$6,382

Amortization of reacquired franchise agreements comprises the following (in thousands):

Three months ended March 31,
2020	2019

$2,352	$441

Regarding our outlook for 2020, operating during the pandemic has the potential to materially impact the operational metrics and overall operating results of the Company. However, it is expected that the CARES Act funds received by Vitas will be sufficient to substantially offset anticipated costs and lost revenue related to the COVID-19 pandemic. Roto-Rooter is anticipated to receive minimal financial support from the CARES Act. However, it is important to consider Roto-Rooter’s main service is to stop water and raw sewage from flowing and causing destruction to residential and commercial structures. It is primarily a necessity and grudge service that has historically been resistant to even the deepest of recessions. We are early into the disruption caused by the COVID-19 pandemic and related shutdown of significant portions of our economy. It is premature, and in fact impossible, to reasonably measure or predict the impact COVID-19 will have on Roto-Rooter’s full year 2020 operating results. Recognizing these issues, we anticipate providing updated 2020 earnings guidance when we issue our second quarter 2020 operating results.

Financial Condition

Liquidity and Capital Resources

Material changes in the balance sheet accounts from December 31, 2019 to March 31, 2020 include the following:

•A $22.8 million increase in cash and cash equivalents due to timing of payments from the Federal government.

•A $9.1 million decrease in accounts receivable due to timing of receipts.

•A $5.2 million decrease in investments of deferred compensation plans and a $6.1 million decrease in deferred compensation liabilities due to stock market losses and retirement payments made from the plan.

•A $13.3 million decrease in accounts payable due to timing of payments.

•A $6.2 million increase in accrued insurance related to the timing of policy years.

•A $7.2 million decrease in accrued compensation due to the payments of cash bonuses in the first quarter of 2020.

•A $70.0 million increase in long-term debt due mainly due to borrowings related to stock repurchases.

•A $111.5 million increase in treasury stock due mainly to stock repurchases.

Net cash provided by operating activities increased $15.7 million from March 31, 2019 to March 31, 2020. Significant changes in our accounts receivable balances are typically driven by the timing of payments received from the Federal government at our VITAS subsidiary. We typically receive a payment in excess of $40.0 million from the Federal government from hospice services every other Friday. The timing of period end will have a significant impact on the accounts receivable at VITAS. These changes generally normalize over a two year period, as cash flow variations in one year are offset in the following year.

Management continually evaluates cash utilization alternatives, including share repurchase, debt repurchase, acquisitions and increased dividends to determine the most beneficial use of available capital resources.

On June 20, 2018, we replaced our existing credit agreement with the Fourth Amended and Restated Credit Agreement (“2018 Credit Agreement”). Terms of the 2018 Credit Agreement consist of a five year, $450 million revolving credit facility and a $150 million expansion feature, which may consist of term loans or additional revolving commitments. The revolving credit facility has a five year maturity with principal payments due at maturity.  The interest rate at the inception of the agreement was LIBOR plus 100 basis points.

The 2018 Credit Agreement has a floating interest rate that is generally LIBOR plus a tiered additional rate which varies based on our current leverage ratio.

We have issued $37.9 million in standby letters of credit as of March 31, 2020, mainly for insurance purposes. Issued letters of credit reduce our available credit under the revolving credit agreement. As of March 31, 2020, we have approximately $252.1 million of unused lines of credit available and eligible to be drawn down under our revolving credit facility. Management believes its liquidity and sources of capital are satisfactory for the Company’s needs in the foreseeable future.

Commitments and Contingencies

Collectively, the terms of our credit agreements require us to meet various financial covenants, to be tested quarterly. We are in compliance with all financial and other debt covenants as of March 31, 2020 and anticipate remaining in compliance throughout the foreseeable future.

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

The Company entered into a settlement agreement in March 2019 that will resolve state-wide wage and hour class action claims raised in four separate cases: (1) Jordan A. Seper on behalf of herself and others similarly situated v. VITAS Healthcare Corporation of California, a Delaware corporation; VITAS Healthcare Corp of CA, a business entity unknown; and DOES 1 to 100, inclusive; Los Angeles Superior Court Case Number BC 642857 (“Seper”); (2) Jiwan Chhina v. VITAS Health Services of California, Inc., a California corporation; VITAS Healthcare Corporation of California, a Delaware corporation; VITAS Healthcare Corporation of California, a Delaware corporation dba VITAS Healthcare Inc.; and DOES 1 to 100, inclusive; San Diego Superior Court Case Number 37-2015-00033978-CU-OE-CTL (“Chhina”) (which was subsequently merged with Seper); (3) Chere Phillips and Lady Moore v. VITAS Healthcare Corporation of California, Sacramento County Superior Court, Case No. 34-2017-0021-2755 (“Phillips and Moore”); and (4) Williams v. VITAS Healthcare Corporation of California, Alameda County Superior Court Case No. RG 17853886 (“Williams’). These actions were brought by both current and former employees including a registered nurse, a licensed vocational nurse (LVN), home health aides and a social worker. Each action stated multiple claims generally including (1) failure to pay minimum wage for all hours worked; (2) failure to provide overtime for all hours worked; (3) failure to pay wages for all hours at the regular rate; (4) failure to provide meal periods; (5) failure to provide rest breaks; (6) failure to provide complete and accurate wage statements; (7) failure to pay for all reimbursement expenses; (8) unfair business practices; and (9) violation of the California Private Attorneys General Act. The cases generally asserted claims on behalf of classes defined to include all current and former non-exempt employees employed with VITAS in California within the four years preceding the filing of each lawsuit. For additional procedural history of these cases, please refer to our prior quarterly and annual filings.

The Seper and Chhina cases were consolidated in Los Angeles County Superior Court; Chhina was dismissed as a separate action and joined with Seper in the filing of amended complaint on August 28, 2018, in which both Chhina and Seper were identified as named plaintiffs. Discovery in the remaining cases was stayed as to class claims and each court was advised of the pendency of the consolidated Seper/Chhina action. The parties engaged in a mediation process beginning in October 2018 and concluded with an agreement in March 2019. The settlement amount of $5.75 million plus employment taxes. was recorded in the first quarter of 2019. As of December 31, 2019, $6.0 million was accrued in the accompanying Consolidated Balance Sheet. The definition of the class to participate in the settlement is intended to cover claims raised in the consolidated Seper/Chhina matter, claims raised in Phillips and Moore, as well as any class claims in Williams. On January 28, 2020, the court granted preliminary approval of the settlement. A notice of the proposed settlement has been sent to the members of the class by the class claims administrator. The court has set the date for the final approval of the settlement hearing for May 21, 2020.

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

The Company intends to defend vigorously against the allegations in the Lax lawsuit. Regardless of the outcome of any of the preceding matters, dealing with the various regulatory agencies and opposing parties can adversely affect us through defense costs, potential payments, withholding of governmental funding, diversion of management time, and related publicity. Although the Company intends to defend them vigorously, there can be no assurance that those suits will not have a material adverse effect on the Company.

Results of Operations

Three months ended March 31, 2020 versus 2019 - Consolidated Results

Our service revenues and sales for the first quarter of 2020 increased 11.6% versus services and sales revenues for the first quarter of 2019. Of this increase, a $31.1 million increase was attributable to VITAS and $22.6 million increase was attributable to Roto-Rooter. The following chart shows the components of revenue by operating segment (in thousands):

	Three months ended March 31,
	2020	2019
VITAS
Routine homecare	$271,762	$258,847
Continuous care	40,555	32,244
General inpatient	32,482	22,570
Other	3,147	2,010
Medicare cap adjustment	(2,500)	(3,400)
Room and board - net	(3,381)	(2,542)
Implicit price concessions	(4,149)	(2,948)
Roto-Rooter
Drain cleaning - short term core	54,020	44,653
Plumbing - short term core	36,794	32,418
Subtotal	90,814	77,071
Excavation - short term core	43,060	34,538
Water restoration	29,246	29,208
Contractor operations	16,228	14,032
Outside franchisee fees	1,190	1,621
Other - short term core	550	576
Other	3,534	3,008
Implicit price concessions	(6,740)	(4,801)
Total	$515,798	$462,034

Days of care at VITAS during the quarter ended March 31 were as follows:

	Days of Care		Increase/(Decrease)
	2020	2019	Percent

Routine homecare	1,364,746	1,281,899	6.5
Nursing home	303,374	289,769	4.7
Respite	6,692	6,301	6.2
Subtotal routine homecare and respite	1,674,812	1,577,969	6.1
Continuous care	32,348	29,150	11.0
General inpatient	41,373	43,923	(5.8)
Total days of care	1,748,533	1,651,042	5.9

The revenue increase at VITAS is comprised primarily of the 5.9% increase in days-of-care, a geographically weighted average Medicare reimbursement rate increase of approximately 5.0%, and acuity mix shift which then reduced the Medicare rate increase approximately 0.9%.

The increase in plumbing revenues for the first quarter of 2020 versus 2019 is attributable to a 13.1% increase in price and service mix shift and an 0.4% increase in job count. The increase in excavation revenues for the first quarter of 2020 versus 2019 is attributable to a 5.7% increase in price and service mix shift and a 19.0% increase in job count. Drain cleaning revenues for the first quarter of 2020 versus 2019 reflect a 8.5% increase in price and service mix shift and a 12.5% increase in job count. Water restoration revenue for the first quarter of 2020 versus 2019 is attributable to a 4.2% increase in job count offset by a 4.1% decrease in price. Contractor operations increased 15.6% mainly due to their continued expansion into water restoration.

The consolidated gross margin was 31.8% in the first quarter of 2020 as compared with 30.3% in the first quarter of 2019. On a segment basis, VITAS’ gross margin was 23.2% in the first quarter of 2020 as compared with 21.9%, in the first quarter of 2019 primarily due to increased revenue. The Roto-Rooter segment’s gross margin was 48.1% for the first quarter of 2020 as compared with 47.0% in the first quarter of 2019 primarily due to increased revenue.

Selling, general and administrative expenses (“SG&A”) comprise (in thousands):

	Three months ended March 31,
	2020	2019
SG&A expenses before long-term incentive compensation and the impact of market value adjustments related to deferred compensation trusts	$78,334	$70,203
Impact of market value adjustments related to assets held in deferred compensation trusts	(9,572)	2,338
Long-term incentive compensation	1,821	1,488
Total SG&A expenses	$70,583	$74,029

SG&A expenses before long-term incentive compensation and the impact of market value adjustments related to deferred compensation trusts for the first quarter of 2020 were up 11.6% when compared to the first quarter of 2019. This increase was mainly a result of the increase in variable selling and general administrative expenses caused by increased revenue.

Depreciation for the first quarter of 2020, increased 17.3% when compared to the first quarter of 2019, primarily due to new equipment purchased at Roto-Rooter related to the acquisitions completed in the second half of 2019.

Amortization for the first quarter of 2020, increased 377.3% when compared to the first quarter of 2019 due to the amortization of reacquired franchise rights related to acquisitions completed in the second half of 2019.

Other operating expenses decreased $6.1 million from the first quarter of 2019 primarily as a result of a $6.0 million litigation settlement at VITAS recorded in the first quarter of 2019.

Other (expense)/income – net comprise (in thousands):

Three months ended March 31,
2020		2019
Market value adjustment on assets held in
deferred compensation trust	$(9,572)	$2,338
Interest income	106	101
Total other (expense)/income - net	$(9,466)	$2,439

Our effective tax rate reconciliation is as follows:

	Three months ended March 31,
	2020	2019

Income tax provision calculated at the statutory federal rate	$14,474	$10,665
Stock compensation tax benefits	(4,553)	(6,732)
State and local income taxes	2,377	1,128
Other--net	733	1,059
Income tax provision	$13,031	$6,120
Effective tax rate	18.9%	12.1%

Net income for both periods included the following after-tax items/adjustments that (reduced) or increased after-tax earnings (in thousands):

	Three months ended March 31,
	2020	2019
VITAS
Direct costs related to COVID-19	$(726)	$-
Medicare cap sequestration adjustment	(503)	(387)
Litigation settlement	-	(4,476)
Non cash ASC 842 expenses	-	(489)
Roto-Rooter
Amortization of reacquired franchise agreements	(1,729)	(324)
Direct costs related to COVID-19	(633)	-
Non cash ASC 842 expenses	-	(40)
Corporate
Excess tax benefits on stock compensation	4,553	6,732
Stock option expense	(4,190)	(3,327)
Long-term incentive compensation	(1,596)	(1,230)
Non cash ASC 842 expenses	-	124
Acquisition expense	-	(91)
Total	$(4,824)	$(3,508)

Three months ended March 31, 2020 versus 2019 - Segment Results

Net income/(loss) for the first quarter of 2020 versus the first quarter of 2019 by segment (in thousands):

	Three months ended March 31,
	2020	2019
VITAS	$41,279	$29,288
Roto-Rooter	24,322	22,986
Corporate	(9,710)	(7,607)
	$55,891	$44,667

VITAS’ after-tax earnings were positively impacted in 2020 compared to 2019 due to higher revenue and improved labor management and ancillary costs. After-tax earnings as a percent of revenue at VITAS in the first quarter of 2020 was 12.2% as compared to 9.5% in the first quarter of 2019.

Roto-Rooter’s net income was impacted in 2020 compared to 2019 primarily by higher revenue offset by increased amortization expense. After-tax earnings as a percent of revenue at Roto-Rooter in the first quarter of 2020 was 13.7% as compared to 14.8% in the first quarter of 2019.

After-tax Corporate expenses for 2020 increased 27.6% when compared to 2019 due mainly to a $2.2 million decrease in the excess tax benefits on stock compensation.

CHEMED CORPORATION AND SUBSIDIARY COMPANIES
CONSOLIDATING STATEMENTS OF INCOME
FOR THE THREE MONTHS ENDED MARCH 31, 2020
(in thousands)(unaudited)

				Chemed
	VITAS	Roto-Rooter	Corporate	Consolidated
2020 (a)
Service revenues and sales	$337,916	$177,882	$-	$515,798
Cost of services provided and goods sold	259,429	92,316	-	351,745
Selling, general and administrative expenses	22,269	46,282	2,032	70,583
Depreciation	5,474	5,878	36	11,388
Amortization	18	2,459	-	2,477
Other operating expenses	114	128	-	242
Total costs and expenses	287,304	147,063	2,068	436,435
Income/(loss) from operations	50,612	30,819	(2,068)	79,363
Interest expense	(45)	(102)	(828)	(975)
Intercompany interest income/(expense)	4,386	1,349	(5,735)	-
Other income—net	65	40	(9,571)	(9,466)
Income/(expense) before income taxes	55,018	32,106	(18,202)	68,922
Income taxes	(13,739)	(7,784)	8,492	(13,031)
Net income/(loss)	$41,279	$24,322	$(9,710)	$55,891

(a) The following amounts are included in net income (in thousands):
				Chemed
	VITAS	Roto-Rooter	Corporate	Consolidated
Pretax benefit/(cost):
Stock option expense	$-	$-	$(5,045)	$(5,045)
Amortization of reacquired franchise agreements	-	(2,352)	-	(2,352)
Direct costs related to COVID-19	(973)	(861)	-	(1,834)
Long-term incentive compensation	-	-	(1,821)	(1,821)
Medicare cap sequestration	(675)	-	-	(675)
Total	$(1,648)	$(3,213)	$(6,866)	$(11,727)

				Chemed
	VITAS	Roto-Rooter	Corporate	Consolidated
After-tax benefit/(cost):
Stock option expense	$-	$-	$(4,190)	$(4,190)
Amortization of reacquired franchise agreements	-	(1,729)	-	(1,729)
Long-term incentive compensation	-	-	(1,596)	(1,596)
Direct costs related to COVID-19	(726)	(633)	-	(1,359)
Medicare cap sequestration	(503)	-	-	(503)
Excess tax benefits on stock compensation	-	-	4,553	4,553
Total	$(1,229)	$(2,362)	$(1,233)	$(4,824)

CHEMED CORPORATION AND SUBSIDIARY COMPANIES
CONSOLIDATING STATEMENTS OF INCOME
FOR THE THREE MONTHS ENDED MARCH 31, 2019
(in thousands)(unaudited)

				Chemed
	VITAS	Roto-Rooter	Corporate	Consolidated
2019 (a)
Service revenues and sales	$306,781	$155,253	$-	$462,034
Cost of services provided and goods sold	239,743	82,208	-	321,951
Selling, general and administrative expenses	21,536	39,601	12,892	74,029
Depreciation	4,708	4,963	39	9,710
Amortization	18	501	-	519
Other operating expenses	6,354	(1)	-	6,353
Total costs and expenses	272,359	127,272	12,931	412,562
Income/(loss) from operations	34,422	27,981	(12,931)	49,472
Interest expense	(47)	(95)	(982)	(1,124)
Intercompany interest income/(expense)	4,394	2,195	(6,589)	-
Other income—net	88	14	2,337	2,439
Income/(expense) before income taxes	38,857	30,095	(18,165)	50,787
Income taxes	(9,569)	(7,109)	10,558	(6,120)
Net income/(loss)	$29,288	$22,986	$(7,607)	$44,667

(a) The following amounts are included in net income (in thousands):
				Chemed
	VITAS	Roto-Rooter	Corporate	Consolidated
Pretax benefit/(cost):
Litigation settlement	$(6,000)	$-	$-	$(6,000)
Stock option expense	-	-	(4,089)	(4,089)
Long-term incentive compensation	-	-	(1,488)	(1,488)
Non cash ASC 842 (expenses)/benefit	(656)	(55)	163	(548)
Medicare cap sequestration adjustment	(515)	-	-	(515)
Acquisition expenses	-	(441)	-	(441)
Amortization of reacquired franchise agreements	-	-	(120)	(120)
Total	$(7,171)	$(496)	$(5,534)	$(13,201)

				Chemed
	VITAS	Roto-Rooter	Corporate	Consolidated
After-tax benefit/(cost):
Litigation settlement	$(4,476)	$-	$-	$(4,476)
Stock option expense	-	-	(3,327)	(3,327)
Long-term incentive compensation	-	-	(1,230)	(1,230)
Non cash ASC 842 (expenses)/benefit	(489)	(40)	124	(405)
Medicare cap sequestration adjustment	(387)	-	-	(387)
Acquisition expenses	-	(324)	-	(324)
Amortization of reacquired franchise agreements	-	-	(91)	(91)
Excess tax benefits on stock compensation		-	6,732	6,732
Total	$(5,352)	$(364)	$2,208	$(3,508)

Unaudited Consolidating Summary and Reconciliation of Adjusted EBITDA

Chemed Corporation and Subsidiary Companies
(in thousands)				Chemed
For the three months ended March 31, 2020	VITAS	Roto-Rooter	Corporate	Consolidated

Net income/(loss)	$41,279	$24,322	$(9,710)	$55,891
Add/(deduct):
Interest expense	45	102	828	975
Income taxes	13,739	7,784	(8,492)	13,031
Depreciation	5,474	5,878	36	11,388
Amortization	18	2,459	-	2,477
EBITDA	60,555	40,545	(17,338)	83,762
Add/(deduct):
Intercompany interest expense/(income)	(4,386)	(1,349)	5,735	-
Interest income	(68)	(40)	-	(108)
Stock option expense	-	-	5,045	5,045
Direct costs related to COVID-19	973	861	-	1,834
Long-term incentive compensation	-	-	1,821	1,821
Medicare cap sequestration adjustment	675	-	-	675
Adjusted EBITDA	$57,749	$40,017	$(4,737)	$93,029

				Chemed
For the three months ended March 31, 2019	VITAS	Roto-Rooter	Corporate	Consolidated

Net income/(loss)	$29,288	$22,986	$(7,607)	$44,667
Add/(deduct):
Interest expense	47	95	982	1,124
Income taxes	9,569	7,109	(10,558)	6,120
Depreciation	4,708	4,963	39	9,710
Amortization	18	501	-	519
EBITDA	43,630	35,654	(17,144)	62,140
Add/(deduct):
Intercompany interest expense/(income)	(4,394)	(2,195)	6,589	-
Interest income	(88)	(14)	-	(102)
Litigation settlement	6,000	-	-	6,000
Non cash ASC 842 expenses/(benefit)	656	55	(163)	548
Medicare cap sequestration adjustment	515	-	-	515
Acquisition expense	-	-	120	120
Stock option expense	-	-	4,089	4,089
Long-term incentive compensation	-	-	1,488	1,488
Adjusted EBITDA	$46,319	$33,500	$(5,021)	$74,798

RECONCILIATION OF ADJUSTED NET INCOME
(in thousands, except per share data)(unaudited)

	Three Months Ended March 31,
	2020	2019
Net income as reported	$55,891	$44,667

Add/(deduct) pre-tax cost of:
Stock option expense	5,045	4,089
Amortization of reacquired franchise agreements	2,352	441
Direct costs related to COVID-19	1,834	-
Long-term incentive compensation	1,821	1,488
Medicare cap sequestration adjustment	675	515
Litigation settlement	-	6,000
Acquisition expense	-	120
Non cash ASC 842 expense	-	548
Add/(deduct) tax impacts:
Tax impact of the above pre-tax adjustments (1)	(2,350)	(2,961)
Excess tax benefits on stock compensation	(4,553)	(6,732)
Adjusted net income	$60,715	$48,175

Diluted Earnings Per Share As Reported
Net income	$3.38	$2.70
Average number of shares outstanding	16,516	16,525

Adjusted Diluted Earnings Per Share
Adjusted net income	$3.68	$2.92
Adjusted average number of shares outstanding	16,516	16,525

(1) The tax impact of pre-tax adjustments was calculated using the effective tax rate of the operating unit for which each adjustment is associated.

CHEMED CORPORATION AND SUBSIDIARY COMPANIES
OPERATING STATISTICS FOR VITAS SEGMENT
(unaudited)
	Three Months Ended March 31,
OPERATING STATISTICS	2020	2019
Net revenue ($000)
Homecare	$271,762	$258,847
Inpatient	32,482	22,570
Continuous care	40,555	32,244
Other	3,147	2,010
Subtotal	$347,946	$315,671
Room and board, net	(3,381)	(2,542)
Contractual allowances	(4,149)	(2,948)
Medicare cap allowance	(2,500)	(3,400)
Total	$337,916	$306,781
Net revenue as a percent of total before Medicare cap allowances
Homecare	78.1%	82.0%
Inpatient	9.3	7.1
Continuous care	11.7	10.2
Other	0.9	0.7
Subtotal	100.0	100.0
Room and board, net	(1.0)	(0.9)
Contractual allowances	(1.2)	(1.0)
Medicare cap allowance	(0.7)	(0.9)
Total	97.1%	97.2%
Days of care
Homecare	1,364,746	1,281,899
Nursing home	303,374	289,769
Respite	6,692	6,301
Subtotal routine homecare and respite	1,674,812	1,577,969
Inpatient	32,348	29,150
Continuous care	41,373	43,923
Total	1,748,533	1,651,042
Number of days in relevant time period	91	90
Average daily census (days)
Homecare	14,997	14,243
Nursing home	3,334	3,220
Respite	74	70
Subtotal routine homecare and respite	18,405	17,533
Inpatient	355	324
Continuous care	455	488
Total	19,215	18,345
Total Admissions	18,603	17,758
Total Discharges	18,196	17,739
Average length of stay (days)	90.7	91.3
Median length of stay (days)	14.0	15.0
ADC by major diagnosis
Cerebro	35.9%	35.6%
Neurological	21.4	19.9
Cancer	12.7	13.1
Cardio	15.9	16.9
Respiratory	8.3	8.2
Other	5.8	6.3
Total	100.0%	100.0%
Admissions by major diagnosis
Cerebro	21.1	20.7%
Neurological	12.5	12.8
Cancer	28.3	28.0
Cardio	15.1	16.3
Respiratory	12.2	12.0
Other	10.8	10.2
Total	100.0%	100.0%

Estimated uncollectible accounts as a percent of revenues	1.2%	1.0%
Accounts receivable --
Days of revenue outstanding- excluding unapplied Medicare payments	33.9	34.9
Days of revenue outstanding- including unapplied Medicare payments	26.1	23.3

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

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

The Company’s primary market risk exposure relates to interest rate risk exposure through its variable interest line of credit. At March 31, 2020, the Company had $160.0 million of variable rate debt outstanding. For each $10 million dollars borrowed under the credit facility, an increase or decrease of 100 basis points (1% point), increases or decreases the Company’s annual interest expense by $100,000.

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

Item 1A.    Risk Factors

The recent COVID-19 pandemic could have a material adverse effect on our business operations, results of operations, cash flows and financial position.

We are closely monitoring the impact of the COVID-19 pandemic on all aspects of our business and geographies, including how it will impact our customers, team members, suppliers, vendors, business partners and distribution channels. The COVID-19 pandemic has created significant volatility, uncertainty and economic disruption, which will adversely affect our business operations and may materially and adversely affect our results of operations, cash flows and financial position.

For additional information regarding specific risk factors related to the COVID-19 pandemic, see Management’s Discussion and Analysis of Financial Condition and Results of Operation under Part I., Item 2 of this Quarterly Report on Form 10-Q. There have been no other material changes from the risk factors previously disclosed in the Company’s most recent Annual Report on Form 10-K.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Item 2(c).    Purchases of Equity Securities by Issuer and Affiliated Purchasers

The following table shows the activity related to our share repurchase program for the first three months of 2020:

	Total Number	Weighted Average	Cumulative Shares	Dollar Amount
	of Shares	Price Paid Per	Repurchased Under	Remaining Under
	Repurchased	Share	the Program	The Program

February 2011 Program
January 1 through January 31, 2020	-	$-	8,645,873	$104,018,683
February 1 through February 29, 2020	110,497	457.73	8,756,370	53,440,502
March 1 through March 31, 2019	114,503	433.67	8,870,873	$253,783,766

First Quarter Total	225,000	$445.49

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

101

The following materials from Chemed Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) The Condensed Consolidated Balance Sheet, (ii) The Condensed Consolidated Statement of Income, (iii) The Condensed Consolidated Statement of Cash Flows, (iv) The Condensed Statement of Equity, and (v) Notes to the Condensed Consolidated Financial Statements.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, formatted in iXBRL and contained in Exhibit 101.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Chemed Corporation
(Registrant)

Dated:	May 1, 2020	By:	/s/ Kevin J. McNamara
Kevin J. McNamara
(President and Chief Executive Officer)

Dated:	May 1, 2020	By:	/s/ David P. Williams
David P. Williams
(Executive Vice President and Chief Financial Officer)

Dated:	May 1, 2020	By:	/s/ Michael D. Witzeman
Michael D. Witzeman
(Vice President and Controller)