Form 10-Q
period 2020-06-30
CHEMED CORP
filed 2020-07-31
CIK 19584

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒    Quarterly Report Under Section 13 or 15 (d) of the Securities Exchange Act of 1934 For the Quarterly Period Ended June 30, 2020

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	☐	No	☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of Each Exchange on which Registered	Amount	Date

Capital Stock $1 Par Value	CHE	New York Stock Exchange	15,919,194 Shares	June 30, 2020

CHEMED CORPORATION AND

SUBSIDIARY COMPANIES

Index

Page No.
PART I. FINANCIAL INFORMATION:

Item 1. Financial Statements
Unaudited Consolidated Balance Sheets -
June 30, 2020 and December 31, 2019	3

Unaudited Consolidated Statements of Income -
Three and six months ended June 30, 2020 and 2019	4

Unaudited Consolidated Statements of Cash Flows -
Six months ended June 30, 2020 and 2019	5

Unaudited Consolidated Statements of Changes in Stockholders’ Equity-
Three and six months ended June 30, 2020 and 2019	6

Notes to Unaudited Consolidated Financial Statements	7

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	24

Item 3. Quantitative and Qualitative Disclosures about Market Risk	43

Item 4. Controls and Procedures	43

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	43

Item 1A. Risk Factors	43

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	44

Item 3. Defaults Upon Senior Securities	44

Item 4. Mine Safety Disclosures	44

Item 5. Other Information	44

Item 6. Exhibits	45

EX – 31.1
EX – 31.2
EX – 31.3
EX – 32.1
EX – 32.2
EX – 32.3 EX – 101 EX – 104

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
CHEMED CORPORATION AND SUBSIDIARY COMPANIES
UNAUDITED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	June 30, 2020	December 31, 2019
ASSETS
Current assets
Cash and cash equivalents	$20,376	$6,158
Accounts receivable less allowances of $1,425 (2019 - $353)	132,487	143,827
Inventories	7,467	7,462
Prepaid income taxes	5,794	10,074
Prepaid expenses	23,183	23,150
Total current assets	189,307	190,671
Investments of deferred compensation plans	80,113	77,446
Properties and equipment, at cost, less accumulated depreciation of $281,237 (2019 - $270,140)	183,017	175,763
Lease right of use asset	128,418	111,652
Identifiable intangible assets less accumulated amortization of $42,584 (2019 - $37,620)	122,791	126,370
Goodwill	578,491	577,367
Other assets	9,055	9,048
Total Assets	$1,291,192	$1,268,317

LIABILITIES
Current liabilities
Accounts payable	$36,704	$51,101
Income taxes	19,576	-
Accrued insurance	50,847	50,328
Accrued compensation	80,552	70,814
Accrued legal	6,959	6,941
Short-term lease liability	36,093	39,280
Unutilized CARES Act grant	39,236	-
Other current liabilities	48,549	43,756
Total current liabilities	318,516	262,220
Deferred income taxes	21,108	18,504
Long-term debt	-	90,000
Deferred compensation liabilities	77,639	76,446
Long-term lease liability	104,444	86,656
Other liabilities	18,789	7,883
Total Liabilities	540,496	541,709
Commitments and contingencies (Note 11)
STOCKHOLDERS' EQUITY
Capital stock - authorized 80,000,000 shares $1 par; issued 36,039,794 shares (2019 - 35,810,528 shares)	36,040	35,811
Paid-in capital	904,421	860,671
Retained earnings	1,553,144	1,425,752
Treasury stock - 20,198,753 shares (2019 - 19,867,220 shares)	(1,745,299)	(1,597,940)
Deferred compensation payable in Company stock	2,390	2,314
Total Stockholders' Equity	750,696	726,608
Total Liabilities and Stockholders' Equity	$1,291,192	$1,268,317

See accompanying Notes to Unaudited Consolidated Financial Statements.

CHEMED CORPORATION AND SUBSIDIARY COMPANIES
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Service revenues and sales	$502,199	$473,584	$1,017,997	$935,618
Cost of services provided and goods sold (excluding depreciation)	352,163	323,637	703,908	645,588
Selling, general and administrative expenses	84,513	71,556	155,096	145,585
Depreciation	11,659	9,887	23,047	19,597
Amortization	2,488	406	4,965	925
Other operating (income)/expenses	(41,384)	2,570	(41,142)	8,923
Total costs and expenses	409,439	408,056	845,874	820,618
Income from operations	92,760	65,528	172,123	115,000
Interest expense	(651)	(1,237)	(1,626)	(2,361)
Other (expense)/income - net	7,514	13	(1,952)	2,452
Income before income taxes	99,623	64,304	168,545	115,091
Income taxes	(17,522)	(13,575)	(30,553)	(19,695)
Net income	$82,101	$50,729	$137,992	$95,396

Earnings Per Share:
Net income	$5.16	$3.18	$8.65	$5.98
Average number of shares outstanding	15,914	15,928	15,953	15,941

Diluted Earnings Per Share:
Net income	$5.01	$3.08	$8.39	$5.79
Average number of shares outstanding	16,373	16,449	16,445	16,489

Cash Dividends Per Share	$0.32	$0.30	$0.64	$0.60

See accompanying Notes to Unaudited Consolidated Financial Statements.

CHEMED CORPORATION AND SUBSIDIARY COMPANIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Six Months Ended June 30,
	2020	2019
Cash Flows from Operating Activities
Net income	$137,992	$95,396
Adjustments to reconcile net income to net cash provided
by operating activities:
Unutilized CARES Act grant	39,236	-
Depreciation and amortization	28,012	20,522
Deferred payroll taxes	10,716	-
Stock option expense	10,113	8,018
Noncash long-term incentive compensation	3,527	2,506
Provision/(benefit) for deferred income taxes	2,717	(2,769)
Noncash directors' compensation	1,171	767
Provision for bad debts	871	-
Amortization of debt issuance costs	153	153
Asset impairment loss	-	2,266
Litigation settlement	-	6,000
Changes in operating assets and liabilities:
Decrease/(increase) in accounts receivable	6,696	(16,613)
Increase in inventories	(5)	(631)
Increase in prepaid expenses	(33)	(2,301)
Increase/(decrease) in accounts payable and other current liabilities	13,303	(4,175)
Change in current income taxes	23,725	(2,249)
Net change in lease assets and liabilities	1,287	(338)
Increase in other assets	(2,988)	(4,653)
Increase in other liabilities	1,383	5,833
Other (uses)/sources	(54)	1,175
Net cash provided by operating activities	277,822	108,907
Cash Flows from Investing Activities
Capital expenditures	(32,251)	(28,312)
Business combinations	(3,600)	-
Other sources/(uses)	473	(137)
Net cash used by investing activities	(35,378)	(28,449)
Cash Flows from Financing Activities
Payments on revolving line of credit	(264,900)	(227,000)
Proceeds from revolving line of credit	174,900	222,800
Purchases of treasury stock	(122,148)	(71,926)
Proceeds from exercise of stock options	19,440	16,517
Capital stock surrendered to pay taxes on stock-based compensation	(14,845)	(14,884)
Dividends paid	(10,238)	(9,567)
Change in cash overdrafts payable	(9,849)	1,710
Other (uses)/sources	(586)	384
Net cash used by financing activities	(228,226)	(81,966)
Increase/(decrease) in Cash and Cash Equivalents	14,218	(1,508)
Cash and cash equivalents at beginning of year	6,158	4,831
Cash and cash equivalents at end of period	$20,376	$3,323

See accompanying Notes to Unaudited Consolidated Financial Statements.

CHEMED CORPORATION AND SUBSIDIARY COMPANIES
UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS EQUITY
(in thousands, except per share data)

For the three months ended June 30, 2020 and 2019:						Deferred
						Compensation
					Treasury	Payable in
	Capital	Paid-in	Retained		Stock-	Company
	Stock	Capital	Earnings		at Cost	Stock	Total
Balance at March 31, 2020	35,912	878,550	1,476,151		(1,709,390)	2,378	683,601
Net income	-	-	82,101	-	-	-	82,101
Dividends paid ($0.32 per share)	-	-	(5,108)		-	-	(5,108)
Stock awards and exercise of stock options	128	25,340	-		(13,995)	-	11,473
Purchases of treasury stock	-	-	-		(21,914)	-	(21,914)
Other	-	531	-		-	12	543
Balance at June 30, 2020	$36,040	$904,421	$1,553,144		$(1,745,299)	$2,390	$750,696
						Deferred
						Compensation
			`		Treasury	Payable in
	Capital	Paid-in	Retained		Stock-	Company
	Stock	Capital	Earnings		at Cost	Stock	Total
Balance at March 31, 2019	35,521	803,701	1,265,485		(1,519,077)	2,380	588,010
Net income	-	-	50,729		-	-	50,729
Dividends paid ($0.30 per share)	-	-	(4,768)		-	-	(4,768)
Stock awards and exercise of stock options	70	13,337	-		(6,350)	-	7,057
Purchases of treasury stock	-	-	-		(22,676)	-	(22,676)
Other	-	217	-		(35)	35	217
Balance at June 30, 2019	$35,591	$817,255	$1,311,446		$(1,548,138)	$2,415	$618,569
For the six months ended June 30, 2020 and 2019:						Deferred
						Compensation
					Treasury	Payable in
	Capital	Paid-in	Retained		Stock-	Company
	Stock	Capital	Earnings		at Cost	Stock	Total
Balance at December 31, 2019	35,811	860,671	1,425,752		(1,597,940)	2,314	726,608
Net income	-	-	137,992		-	-	137,992
Dividends paid ($0.64 per share)	-	-	(10,238)		-	-	(10,238)
Stock awards and exercise of stock options	229	44,312	-		(25,135)	-	19,406
Purchases of treasury stock	-	-	-		(122,148)	-	(122,148)
Other	-	(562)	(362)		(76)	76	(924)
Balance at June 30, 2020	$36,040	$904,421	$1,553,144		$(1,745,299)	$2,390	$750,696
						Deferred
						Compensation
					Treasury	Payable in
	Capital	Paid-in	Retained		Stock-	Company
	Stock	Capital	Earnings		at Cost	Stock	Total
Balance at December 31, 2018	35,311	774,358	1,225,617		(1,446,296)	2,344	591,334
Net income	-	-	95,396		-	-	95,396
Dividends paid ($0.60 per share)	-	-	(9,567)		-	-	(9,567)
Stock awards and exercise of stock options	280	42,489	-		(29,845)	-	12,924
Purchases of treasury stock	-	-	-		(71,926)	-	(71,926)
Other	-	408	-		(71)	71	408
Balance at June 30, 2019	$35,591	$817,255	$1,311,446		$(1,548,138)	$2,415	$618,569

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

In conjunction with its first and second quarter of 2020 closing process, subsequent to the adoption of ASU No. 2016-13, Roto-Rooter re-assessed its expected credit losses as a result of COVID-19. In addition to the historical provision matrix described above, and in conjunction with the quarterly assessment of current economic conditions and published default rates to evaluate credit risk over the life of the account, Roto-Rooter analyzed the industries from which the accounts receivable originated. Using available information and judgement, additional expected credit losses were recorded for industries deemed higher risk during the economic shut down, such as restaurants, hotels and bars. The additional charge taken for the three and six months ended June 30, 2020 related to expected credit losses from COVID-19 issues was $265,000 and $789,000, respectively. The full economic impact as a result of COVID-19 and the related business shut-downs will not be known for some period of time. The amount recorded for the three and six months ended June 30, 2020 represents management’s current best estimate.

ADDITIONS
(CHARGED)
	CREDITED	(CHARGED)
	TO COSTS	CREDITED
BALANCE AT	AND	TO OTHER			BALANCE AT
1/1/2020	EXPENSES	ACCOUNTS	DEDUCTIONS	OTHER	6/30/2020

$(353)	$(871)	$(475)	$366	$(92)	$(1,425)

CORONAVIRUS AID, RELIEF AND ECONOMIC STIMULUS (CARES) ACT

The current COVID-19 pandemic did have a material impact on our results of operations, cash flow and financial position as of and for the three and six months ended June 30, 2020. We are closely monitoring the impact of the pandemic on all aspects of our business including impacts to employees, customers, patients, suppliers and vendors. The Company’s two operating subsidiaries have been categorized as critical infrastructure businesses and are not currently materially limited by federal, state or local regulations that restrict movement or operating ability.

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

On March 27, 2020, the CARES Act was passed. It is intended to provide economic relief to individuals and businesses affected by the coronavirus pandemic. It also contains provisions related to healthcare providers’ operations and the issues caused by the coronavirus pandemic. The following are significant economic impacts for Chemed and its subsidiaries as a result of specific provisions of the CARES Act:

•A portion of the CARES Act provides $100 billion from the Public Health and Social Services Emergency Fund (“Relief Fund”) to healthcare providers on the front lines of the coronavirus response. Of this distribution, $30 billion was designated to be automatically distributed to facilities and healthcare providers based upon their 2019 Medicare fee-for-service revenue.

•On April 10, 2020 VITAS automatically received $80.2 million from the Relief Fund based upon VITAS’s 2019 Medicare fee-for-service Medicare revenue. The main condition that is attached to the grant is that the money will be used “only for health care related expenses or lost revenues that are attributable to coronavirus”. HHS guidance does not specifically designate what healthcare expenses are related to COVID-19. The guidance to date is general and broad but does provide some examples such as equipment and supplies, workforce training, reporting COVID-19 test results, securing separate facilities for COVID-19 patients and acquiring additional resources to expand or preserve care delivery. VITAS has cared for approximately 1,500 COVID positive patients through June 30, 2020.

•The additional conditions to the Relief Fund payment are specific in nature, such as the money cannot be used for gun control advocacy purposes, abortions, embryo research, etc. The Company is in compliance, and intends to maintain compliance, with these specific conditions. Based on this analysis, management believes that there is reasonable assurance that VITAS will comply with the conditions.

•Chemed deferred its first and second quarter 2020 income tax payments totaling $19.0 million to the Federal government until July 15, 2020, as permitted by the CARES Act. In addition, Chemed and its subsidiaries deferred $10.7 million of certain employer payroll taxes and $2.9 million of certain state tax payments, as permitted by the CARES Act.

•During the period from May 1, 2020 through December 31, 2020, the 2% Medicare sequestration reimbursement cut is suspended. For the three and six month period ended June 30, 2020 approximately $4.2 million was recognized as revenue due to the suspension of sequestration.

There is no U.S. GAAP that covers accounting for such government “grants” to for-profit entities. As a result, the Company analogized to International Accounting Standard 20 – Accounting for Government Grants and Disclosures (“IAS 20”). Under IAS 20, once it is reasonably assured that the entity will comply with the conditions of the grant, the grant money should be recognized on a systematic basis over the periods in which the entity recognizes the related expenses or losses.

For the three months ended June 30, 2020, VITAS recognized $41.0 million in other operating income. The components of the amount recognized are as follows, (in thousands):

Hard costs	$3,814
Incremental Medicare Cap	2,250
Incremental PTO	21,425
Lost revenue	13,500
Other operating income	$40,989

Hard costs are primarily expenses paid to outside vendors for personal protection equipment and deep cleaning of in-patient facilities. The incremental Medicare Cap is the result of lower admissions in certain programs combined with the additional 2% sequestration revenue. In April, VITAS provided an extra two weeks of paid time off to all frontline workers. Lost revenue was calculated based on a comparison of historical Average Daily Census (“ADC”) growth rates by service-line to actual growth rates experienced between April and June of 2020 reduced for uncertainties related to the ultimate affect the pandemic will have on or business.

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

As of June 30, 2020, we have two cloud computing arrangements that are service contracts. Roto-Rooter is implementing a system to assist in technician dispatch and VITAS implemented a new human resources system. We have capitalized approximately $9.0 million related to implementation of these projects which are included in prepaid assets in the accompanying balance sheets. The VITAS human resource system was placed into service in January 2020 and is being amortized over 5 years. For the three and six months ended June 30, 2020, $263,000 and $525,000 has been amortized. There has been no amortization expense associated with the Roto-Rooter project, as the software has not yet been placed in service. We anticipate amortizing this asset over the original term of the arrangement plus renewal options that are reasonably certain of being exercised.

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

INCOME TAXES

Our effective income tax rate was 17.6% in the second quarter of 2020 compared to 21.1% during the second quarter of 2019. Excess tax benefit on stock options reduced our income tax expenses by $8.2 million and $3.2 million, respectively for the quarters ended June 30, 2020 and 2019.

Our effective income tax rate was 18.1% in the first six months of 2020 compared to 17.1% during the first six months of 2019. Excess tax benefit on stock options reduced our income tax expenses by $12.8 million and $9.9 million, respectively for the first six months ended June 30, 2020 and 2019.

NON-CASH TRANSACTIONS

Included in the accompanying Consolidated Balance Sheets are $668,000 and $1.8 million of capitalized property and equipment which were not paid for as of June 30, 2020 and December 31, 2019, respectively. These amounts have been excluded from capital expenditures in the accompanying Consolidated Statements of Cash Flow. There are no material non-cash amounts included in interest expense for any period presented.

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

Care is provided to patients regardless of their ability to pay. Patients who meet our criteria for charity care are provided care without charge. There is no revenue or associated accounts receivable in the accompanying Consolidated Financial Statements related to charity care. The cost of providing charity care during the quarters ended June 30, 2020 and 2019 was $1.7 million and $2.2 million, respectively. The cost of providing charity care during the first six months ended June 30, 2020 and 2019 was $3.9 million and $4.3 million, respectively. The cost of charity care is included in cost of services provided and goods sold and is calculated by taking the ratio of charity care days to total days of care and multiplying by the total cost of care.

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

We are subject to certain limitations on Medicare payments for services which are considered variable consideration, as follows:

Inpatient Cap. If the number of inpatient care days any hospice program provides to Medicare beneficiaries exceeds 20% of the total days of hospice care such program provided to all Medicare patients for an annual period beginning September 28, the days in excess of the 20% figure may be reimbursed only at the routine homecare rate. None of VITAS’ hospice programs exceeded the payment limits on inpatient services during the three and six months ended June 30, 2020 and 2019.

Medicare Cap. We are also subject to a Medicare annual per-beneficiary cap (“Medicare cap”). Compliance with the Medicare cap is measured in one of two ways based on a provider election. The “streamlined” method compares total Medicare payments received under a Medicare provider number with respect to services provided to all Medicare hospice care beneficiaries in the program or programs covered by that Medicare provider number with the product of the per-beneficiary cap amount and the number of Medicare beneficiaries electing hospice care for the first time from that hospice program or programs from September 28 through September 27 of the following year. At June 30, 2020, all our programs except one are using the “streamlined” method.

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

In 2013, the U.S. government implemented automatic budget reductions of 2.0% for all government payees, including hospice benefits paid under the Medicare program. In 2015, CMS determined that the Medicare cap should be calculated “as if” sequestration did not occur. As a result of this decision, VITAS has received notification from our third-party intermediary that an additional $9.1 million is owed for Medicare cap in three programs arising during the 2013 through 2020 measurement periods. The amounts are automatically deducted from our semi-monthly PIP payments. We do not believe that CMS is authorized under the sequestration authority or the statutory methodology for establishing the Medicare cap to the amounts they have withheld and intend to withhold under their current “as if” methodology. We have appealed CMS’s methodology change. Pursuant to the recent legislation, the sequestration has been lifted for the period from May 1 through December 31, 2020.

During the quarter ended June 30, 2020, we recorded $5.8 million in net Medicare cap revenue reduction related to five programs for the 2020 government fiscal year. During the quarter ended June 30, 2019, we recorded $2.4 million in net Medicare cap revenue reduction related to three programs for the 2019 government fiscal year. Additionally, we recorded $847,000 related to adjustments to prior year cap liabilities.

During the first six months ended June 30, 2020, we recorded $8.3 million in net Medicare cap revenue reduction related to five programs for the 2020 government fiscal year. During the first six months ended June 30, 2019, we recorded $5.8 million in net Medicare cap revenue reduction related to four programs for the 2019 government fiscal year. Additionally, we recorded $847,000 related to adjustments of prior year cap liabilities.

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

The composition of patient care service revenue by payor and level of care for the quarter ended June 30, 2020 is as follows (in thousands):

	Medicare	Medicaid	Commercial	Total
Routine home care	$257,550	$12,673	6,122	$276,345
Continuous care	31,483	1,622	1,477	34,582
Inpatient care	22,448	2,311	1,109	25,868
	$311,481	$16,606	$8,708	$336,795

All other revenue - self-pay, respite care, etc.				2,109
Subtotal				$338,904
Medicare cap adjustment				(5,750)
Implicit price concessions				(3,042)
Room and board, net				(2,647)
Net revenue				$327,465

The composition of patient care service revenue by payor and level of care for the quarter ended June 30, 2019 is as follows (in thousands):

	Medicare	Medicaid	Commercial	Total
Routine home care	$248,545	$11,907	$6,009	$266,461
Continuous care	27,975	1,408	1,403	30,786
Inpatient care	19,282	2,117	1,495	22,894
	$295,802	$15,432	$8,907	$320,141

All other revenue - self-pay, respite care, etc.				2,237
Subtotal				$322,378
Medicare cap adjustment				(3,198)
Implicit price concessions				(3,720)
Room and board, net				(2,710)
Net revenue				$312,750

The composition of patient care service revenue by payor and level of care for the six months ended June 30, 2020 is as follows (in thousands):

	Medicare	Medicaid	Commercial	Total
Routine home care	$511,505	$24,806	$11,787	$548,098
Continuous care	68,615	3,493	3,029	75,137
Inpatient care	50,596	4,870	2,884	58,350
	$630,716	$33,169	$17,700	$681,585

All other revenue - self-pay, respite care, etc.				5,265
Subtotal				$686,850
Medicare cap adjustment				(8,250)
Implicit price concessions				(7,192)
Room and board, net				(6,028)
Net revenue				$665,380

The composition of patient care service revenue by payor and level of care for the six months ended June 30, 2019 is as follows (in thousands):

	Medicare	Medicaid	Commercial	Total
Routine home care	$489,978	$23,581	$11,753	$525,312
Continuous care	56,949	3,195	2,886	63,030
Inpatient care	38,271	4,265	2,928	45,464
	$585,198	$31,041	$17,567	$633,806

All other revenue - self-pay, respite care, etc.				4,242
Subtotal				$638,048
Medicare cap adjustment				(6,598)
Implicit price concessions				(6,667)
Room and board, net				(5,252)
Net revenue				$619,531

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

The composition of disaggregated revenue for the second quarter is as follows (in thousands):

	June 30,
	2020	2019
Short-term core service jobs	$126,541	$116,211
Water restoration	31,426	29,955
Contractor revenue	15,193	14,595
Franchise fees	1,210	1,623
All other	2,971	2,973
Subtotal	$177,341	$165,357
Implicit price concessions and credit memos	(2,607)	(4,523)
Net revenue	$174,734	$160,834

The composition of disaggregated revenue for the first six months is as follows (in thousands):

	June 30,
	2020	2019
Short-term core service jobs	$260,965	$228,397
Water restoration	60,672	59,163
Contractor revenue	31,421	28,627
Franchise fees	2,400	3,245
All other	6,505	5,979
Subtotal	$361,963	$325,411
Implicit price concessions and credit memos	(9,346)	(9,324)
Net revenue	$352,617	$316,087

3.    Segments

Service revenues and sales by business segment are shown in Footnote 2. After-tax earnings by business segment are as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
After-tax Income/(Loss)
VITAS	$60,245	$37,339	$101,524	$66,626
Roto-Rooter	29,468	27,175	53,790	50,162
Total	89,713	64,514	155,314	116,788
Corporate	(7,612)	(13,785)	(17,322)	(21,392)
Net income	$82,101	$50,729	$137,992	$95,396

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

4.    Earnings per Share

Earnings per share (“EPS”) are computed using the weighted average number of shares of capital stock outstanding. Earnings and diluted earnings per share are computed as follows (in thousands, except per share data):

		Net Income
For the Three Months Ended June 30,		Income	Shares	Earnings per Share
2020
	Earnings	$82,101	15,914	$5.16
	Dilutive stock options	-	383
	Nonvested stock awards	-	76
	Diluted earnings	$82,101	16,373	$5.01

2019
	Earnings	$50,729	15,928	$3.18
	Dilutive stock options	-	449
	Nonvested stock awards	-	72
	Diluted earnings	$50,729	16,449	$3.08

		Net Income
For the Six Months Ended June 30,		Income	Shares	Earnings per Share
2020
	Earnings	$137,992	15,953	$8.65
	Dilutive stock options	-	415
	Nonvested stock awards	-	77
	Diluted earnings	$137,992	16,445	$8.39

2019
	Earnings	$95,396	15,941	$5.98
	Dilutive stock options	-	474
	Nonvested stock awards	-	74
	Diluted earnings	$95,396	16,489	$5.79

For the three and six months ended June 30, 2020, there were 285,000 stock options excluded in the computation of dilutive earnings per share because they would have been anti-dilutive.

For the three and six months ended June 30, 2019, there were 246,000 stock options excluded in the computation of dilutive earnings per share because they would have been anti-dilutive.

5.    Long-Term Debt and Lines of Credit

On June 20, 2018, we replaced our existing credit agreement with the Fourth Amended and Restated Credit Agreement (“2018 Credit Agreement”). Terms of the 2018 Credit Agreement consist of a five year, $450 million revolving credit facility and a $150 million expansion feature, which may consist of term loans or additional revolving commitments.  The interest rate at the inception of the agreement is LIBOR plus 100 basis points. The 2018 Credit Agreement has a floating interest rate that is generally LIBOR plus a tiered additional rate which varies based on our current leverage ratio. There is no debt outstanding as of June 30, 2020.

The 2018 Credit Agreement contains the following quarterly financial covenants effective as of June 30, 2020:

Description	Requirement

Leverage Ratio (Consolidated Indebtedness/Consolidated Adj. EBITDA)	< 3.50 to 1.00

Fixed Charge Coverage Ratio (Consolidated Free Cash Flow/Consolidated Fixed Charges)	> 1.50 to 1.00

We are in compliance with all debt covenants as of June 30, 2020. We have issued $37.9 million in standby letters of credit as of June 30, 2020, mainly for insurance purposes. Issued letters of credit reduce our available credit under the 2018 Credit Agreement. As of June 30, 2020, we have approximately $412.1 million of unused lines of credit available and eligible to be drawn down under our revolving credit facility.

6.    Other Operating Expenses/(Income)

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019

CARES Act grant	$(40,989)	$-	$(40,989)	$-
(Gain)/loss on disposal of fixed assets	(395)	304	(153)	657
Transportation equipment held for sale	-	2,266	-	2,266
Litigation settlement	-	-	-	6,000
Total other operating expenses	$(41,384)	$2,570	$(41,142)	$8,923

7.    Other (Expense)/Income – Net

Other (expense)/income – net comprises the following (in thousands):

Three months ended June 30,			Six months ended June 30,
2020		2019	2020	2019
Market value adjustment on assets held in
deferred compensation trust	$7,408	$(130)	$(2,164)	$2,207
Interest income	116	112	225	214
Other-net	(10)	31	(13)	31
Total other (expense)/income - net	$7,514	$13	$(1,952)	$2,452

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

We do not currently have any finance leases, therefore all lease information disclosed is related to operating leases.

The components of balance sheet information related to leases were as follows:

	June 30,	December 31,
	2020	2019
Assets
Operating lease assets	$128,418	$111,652

Liabilities
Current operating leases	36,093	39,280
Noncurrent operating leases	104,444	86,656
Total operating lease liabilities	$140,537	$125,936

The components of lease expense for the second quarter is as follows (in thousands):

	Three months ended June 30,
	2020	2019
Lease Expense (a)
Operating lease expense	$15,103	$11,573
Sublease income	(7)	-
Net lease expense	$15,096	$11,573

The components of lease expense for the first six months is as follows (in thousands):

	Six months ended June 30,
	2020	2019
Lease Expense (a)
Operating lease expense	$29,731	$23,098
Sublease income	(7)	(6)
Net lease expense	$29,724	$23,092

(a)Includes short-term leases and variable lease costs, which are immaterial. Included in both cost of services provided and goods sold and selling, general and administrative expenses.

The components of cash flow information related to leases were as follows:

	Six months ended June 30,
	2020	2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from leases	$24,967	$20,201

Leased assets obtained in exchange for new operating lease liabilities	$40,133	$15,944

Weighted Average Remaining Lease Term at June 30, 2020
Operating leases	5.1	years

Weighted Average Discount Rate at June 30, 2020
Operating leases	3.1%

Maturity of Operating Lease Liabilities (in thousands)

2020	$23,512
2021	37,394
2022	28,283
2023	21,331
2024	15,508
Thereafter	26,475
Total lease payments	$152,503
Less: interest	(11,675)
Less: future lease obligations not yet commenced	(291)
Total liability recognized on the balance sheet	$140,537

For leases commencing prior to April 2019, minimum rental payments exclude payments to landlords for real estate taxes and common area maintenance. Operating lease payments include $2.3 million related to extended lease terms that are reasonably certain of being exercised and exclude $291,000 lease payments for leases signed but not yet commenced.

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

Three months ended June 30,		Six months ended June 30,
2020	2019	2020	2019
$11,354	$3,796	$6,940	$10,710

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

Regulatory Matters and Litigation

On October 30, 2017, the Company entered into a settlement agreement to resolve civil litigation under the False Claims Act brought by the United States Department of Justice (“DOJ”) on behalf of the OIG and various relators concerning VITAS, filed in the U.S. District Court of the Western District of Missouri. The Company denied any violation of law and agreed to settlement without admission of wrongdoing.

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

The settlement amount of $5.75 million plus employment taxes was recorded in the first quarter of 2019. As of December 31, 2019, $6.0 million was accrued in the accompanying Consolidated Balance Sheet. The definition of the class to participate in the settlement is intended to cover claims raised in the consolidated Seper/Chhina matter, claims raised in Phillips and Moore, as well as any class claims in Williams. On January 28, 2020, the court granted preliminary approval of the settlement. A notice of the proposed settlement has been sent to the members of the class by the class claims administrator. The court has re-set the date for the final approval of the settlement hearing for December 8, 2020.

Alfred Lax (“Lax”), a current employee of Roto-Rooter Services Company (“RRSC”), was hired in RRSC’s Menlo Park branch in 2007. On November 30, 2018, Lax filed a class action lawsuit in Santa Clara County Superior Court alleging (1) failure to provide or compensate for required rest breaks; (2) failure to properly pay for all hours worked; (3) failure to provide accurate wage statements; (4) failure to reimburse for work-related expenses; and (5) unfair business practices. Lax stated these claims as a representative of a class defined as all service technicians employed by RRSC in California during the four years preceding the filing of the complaint. He seeks a determination that the action may proceed and be maintained as a class action and for compensatory and statutory damages (premium payments for missed rest periods, uncompensated rest periods, wages for time allegedly not paid such as travel time, repair time, and vehicle maintenance time, and unreimbursed expenses), penalties and restitutions, pre- and post-judgement interest and attorneys’ fees and costs. The lawsuit is, Alfred Lax on behalf of himself and all others similarly situated v. Roto-Rooter Services Company, and Does 1 through 50 inclusive; Santa Clara County Superior Court Case Number 18CV338652.The Company intends to defend vigorously against the allegations in the Lax lawsuit.

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

12.    Concentration of Risk

As of June 30, 2020, and December 31, 2019, approximately 74% and 71%, respectively, of VITAS’ total accounts receivable balance were from Medicare and 22% and 24%, respectively, of VITAS’ total accounts receivable balance were due from various state Medicaid or managed Medicaid programs. Combined accounts receivable from Medicare, Medicaid, and managed Medicaid represent approximately 75% of the consolidated net accounts receivable in the accompanying consolidated balance sheets as of June 30, 2020.

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

13.    Cash Overdrafts and Cash Equivalents

There are no cash overdrafts payable included in accounts payable at June 30, 2020 (December 31, 2019 - $9.8 million).

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

The following shows the carrying value, fair value and the hierarchy for our financial instruments as of June 30, 2020 (in thousands):

		Fair Value Measure
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Mutual fund investments of deferred
compensation plans held in trust	$80,113	$80,113	$-	$-
Total debt	-	-	-	-

The following shows the carrying value, fair value and the hierarchy for our financial instruments as of December 31, 2019 (in thousands):

		Fair Value Measure
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Mutual fund investments of deferred
compensation plans held in trust	$77,446	$77,446	$-	$-
Total debt	90,000	-	90,000	-

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

15.    Capital Stock Repurchase Plan Transactions

We repurchased the following capital stock:

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019

Total cost of repurchased shares (in thousands)	$21,914	$22,676	$122,148	$71,926
Shares repurchased	50,000	69,009	275,000	219,009
Weighted average price per share	$438.27	$328.59	$444.18	$328.41

In March 2020, the Board of Directors authorized an additional $250.0 million for stock repurchase under Chemed’s existing share repurchase program. We currently have $231.9 million of authorization remaining under this share repurchase plan.

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

17.    Acquisitions

On June 1, 2020, we completed the acquisition of a Roto-Rooter franchise and the related assets in Bloomington, IN for $2.2 million in cash.

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

The franchise fee revenue, the valuation of reacquired franchise rights and amortization for the acquired franchises are as follows:

			Annualized
		Valuation	Amortization of
	2018 Franchise	of Reacquired	Reacquired
	Revenue	Franchise Rights	Franchise Rights
HSW	$1,782	$52,980	$7,258
Oakland	95	6,190	825
Subtotal	1,877	$59,170	$8,083
All other franchise territories	4,505
	$6,382

Amortization of reacquired franchise rights comprises the following (in thousands):

Three months ended June 30,		Six months ended June 30,
2020	2019	2020	2019

$2,352	$331	$4,704	$772

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

The pro forma revenue and earnings of the Company for the three and six months ended June 30, 2019, as if all acquisitions made in fiscal 2020 and 2019 were completed on January 1, 2019, are as follows: (in thousands, except per share data):

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Service revenues and sales	$502,389	$495,847	$1,018,377	$980,143
Net income	$82,133	$54,491	$138,050	$102,475
Earnings per share	$5.16	$3.42	$8.65	$6.43
Diluted earnings per share	$5.02	$3.31	$8.39	$6.21

Shown below is movement in Goodwill (in thousands):

	VITAS	Roto-Rooter	Total
Balance at December 31, 2019	$333,331	$244,036	$577,367
Business combinations	-	1,193	1,193
Foreign currency adjustments	-	(69)	(69)
Balance at June 30, 2020	$333,331	$245,160	$578,491

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

The following is a summary of the key operating results (in thousands except per share amounts):

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Service revenues and sales	$502,199	$473,584	$1,017,997	$935,618
Net income	$82,101	$50,729	$137,992	$95,396
Diluted EPS	$5.01	$3.08	$8.39	$5.79
Adjusted net income	$72,223	$55,215	$132,938	$103,390
Adjusted diluted EPS	$4.41	$3.36	$8.08	$6.27
Adjusted EBITDA	$108,741	$85,089	$201,770	$159,888
Adjusted EBITDA as a % of revenue	21.7%	18.0%	19.8%	17.1%

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

For the three months ended June 30, 2020, the increase in consolidated service revenues and sales was driven by an 8.6% increase at Roto-Rooter and a 4.7% increase at VITAS. The increase in service revenues at Roto-Rooter was driven by an increase mainly in excavation, water restoration, and drain cleaning as well as a result of acquisitions completed in 2019. The increase in service revenues at VITAS is comprised primarily of a 2.8% increase in days-of-care, a geographically weighted average Medicare reimbursement rate increase of approximately 5.4%, and acuity mix shift which reduced the blended average Medicare rate increase approximately 3.0%. See page 42 for additional VITAS operating metrics.

For the six months ended June 30, 2020, the increase in consolidated service revenues and sales was driven by a 11.6% increase at Roto-Rooter and a 7.4% increase at VITAS. The increase in service revenues at Roto-Rooter was driven by an increase in almost all major service lines as well as a result of acquisitions completed in 2019. The increase in service revenues at VITAS is comprised primarily of a 4.3% increase in days-of-care, a geographically weighted average Medicare reimbursement rate increase of approximately 5.2%, and acuity mix shift which reduced the blended Medicare rate increase by approximately 2.0%. See page 42 for additional VITAS operating metrics.

The current COVID-19 pandemic did have a material impact on our business operations, results of operations, cash flow and financial position as of and for the three and six months ended June 30, 2020. We are closely monitoring the impact of the pandemic on all aspects of our business including impacts to employees, customers, patients, suppliers and vendors. The Company’s two operating subsidiaries have been categorized as critical infrastructure businesses and are not currently materially limited by federal, state or local regulations that restrict movement or operating ability.

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

On March 27, 2020, the CARES Act was passed. It is intended to provide economic relief to individuals and businesses affected by the coronavirus pandemic. It also contains provisions related to healthcare providers’ operations and the issues caused by the coronavirus pandemic. The following are significant economic impacts for Chemed and its subsidiaries as a result of specific provisions of the CARES Act:

•A portion of the CARES Act provides $100 billion from the Public Health and Social Services Emergency Fund (“Relief Fund”) to healthcare providers on the front lines of the coronavirus response. Of this distribution, $30 billion was designated to be automatically distributed to facilities and healthcare providers based upon their 2019 Medicare fee-for-service revenue.

•On April 10, 2020 VITAS automatically received $80.2 million from the Relief Fund based upon VITAS’s 2019 Medicare fee-for-service Medicare revenue. The main condition that is attached to the grant is that the money will be used “only for health care related expenses or lost revenues that are attributable to coronavirus”. HHS guidance does not specifically designate what healthcare expenses are related to COVID-19. The guidance to date is general and broad but does provide some examples such as equipment and supplies, workforce training, reporting COVID-19 test results, securing separate facilities for COVID-19 patients and acquiring additional resources to expand or preserve care delivery. VITAS has cared for approximately 1,500 COVID positive patients through June 30, 2020.

•The additional conditions to the Relief Fund payment are specific in nature, such as the money cannot be used for gun control advocacy purposes, abortions, embryo research, etc. The Company is in compliance, and intends to maintain compliance, with these specific conditions. Based on this analysis, management believes that there is reasonable assurance that VITAS will comply with the conditions.

•Chemed deferred its first and second quarter 2020 income tax payments totaling $19.0 million to the Federal government until July 15, 2020, as permitted by the CARES Act. In addition, Chemed and its subsidiaries deferred $10.7 million of certain employer payroll taxes and $2.9 million of certain state tax payments, as permitted by the CARES Act.

•During the period from May 1, 2020 through December 31, 2020, the 2% Medicare sequestration reimbursement cut is suspended. For the three and six month period ended June 30, 2020 approximately $4.2 million was recognized as revenue due to the suspension of sequestration.

There is no U.S. GAAP that covers such accounting for government “grants” to for-profit entities. As a result, the Company analogized to International Accounting Standard 20 – Accounting for Government Grants and Disclosures (“IAS 20”). Under IAS 20, once it is reasonably assured that the entity will comply with the conditions of the grant, the grant money should be recognized on a systematic basis over the periods in which the entity recognizes the related expenses or losses.

For the three and six months ended June 30, 2020, the Company recognized $41.0 million in other operating income. The components of the amount recognized are as follows, (in thousands):

Hard costs	$3,814
Incremental Medicare Cap	2,250
Incremental PTO	21,425
Lost revenue	13,500
Other operating income	$40,989

Hard costs are primarily expenses paid to outside vendors for personal protection equipment and deep cleaning of in-patient facilities. The incremental Medicare Cap is the result of lower admissions in certain programs combined with the additional 2% sequestration revenue. In April, VITAS provided an extra two weeks of paid time off to all frontline workers. Lost revenue was calculated based on a comparison of historical Average Daily Census (“ADC”) growth rates by service-line to actual growth rates experienced between April and June of 2020 reduced for uncertainties related to the ultimate affect the pandemic will have on our business.

The situation surrounding COVID-19 remains fluid. We evaluate our cash flow, liquidity and capital resources on a daily basis. VITAS and Roto-Rooter continue to operate and have positive net income and operating cash flow. We have $412.1 million available for borrowing under our $450 million revolving line-of-credit.

On August 6, 2019, the Centers for Medicare and Medicaid Services released the fiscal year 2020 hospice wage index and payment rate update (“FY 2020 update”). The FY 2020 update includes the normal yearly inflationary increase by level of care plus a rebasing of the continuous care, inpatient care and respite care rates. The rebasing of these levels of care was to reflect non-inflationary changes in providers’ costs over time. The rebasing increased the national average reimbursement rate for continuous care by 39.9%

and inpatient care by 34.7%. Respite care is not material to our operations. The rebasing of these levels of care was effective on October 1, 2019.

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

The franchise fee revenue, the valuation of reacquired franchise rights and amortization for the acquired franchises are as follows:

			Multiple of Annual		Annualized
		Valuation	Franchise Fees		Amortization of
	2018 Franchise	of Reacquired	to Reacquired		Reacquired
	Revenue	Franchise Rights	Franchise Rights		Franchise Rights
HSW	$1,782	$52,980	29.7	yrs	$7,258
Oakland	95	6,190	65.2		825
Subtotal	1,877	$59,170	31.5	yrs	$8,083
All other franchise territories	4,505
	$6,382

Amortization of reacquired franchise agreements comprises the following (in thousands):

Three months ended June 30,		Six months ended June 30,
2020	2019	2020	2019

$2,352	$331	$4,704	$772

Historically, Chemed earnings guidance has been developed using previous years’ key operating metrics which are then modeled and projected out for the calendar year. Critical within these projections is the understanding of traditional patterned correlations among key operating metrics. Once we complete this phase of our projected operating results, we would then modify the projections for the timing of price increases, changes in commission structure, wages, marketing programs and a variety of continuous improvement initiatives that our business segments plan on executing over the coming year. This modeling exercise also takes into consideration anticipated industry and macro-economic issues outside of management’s control but are somewhat predictable in terms of timing and impact on our business segments’ operating results.

The 2020 pandemic has made accurate modeling and providing meaningful earnings guidance for Chemed exceptionally challenging. Federal, state and local government authorities are forced to make swift decisions affecting our healthcare system, labor pools and general economy. These governmental decisions have the potential for immediate and material impact on VITAS and Roto-Rooter operating results.

Over the past four months, Chemed has been able to successfully navigate within this rapidly changing environment and produce operating results that we believe provide us with the ability to provide guidance for the remainder of the calendar year. However, this guidance should be taken with the recognition the pandemic will continue to materially disrupt all aspects of our healthcare system and general economy and thus materially impact our ability to achieve this guidance.

Revenue growth for VITAS in 2020, prior to Medicare cap, is estimated to be in the range of 5% to 7%. Average Daily Census in 2020 is estimated to expand approximately 2% to 4%. Full-year Adjusted EBITDA margin, prior to Medicare cap, is estimated to be 19% to 20%. We are currently estimating $17 million for Medicare cap billing limitations for calendar year 2020. We also anticipate the $80.2 million of CARES Act funds, formulaically calculated by the federal government based upon our 2019 Medicare fee-for-service revenue, will be adequate to cover increased costs specifically related to operating VITAS during the pandemic as well as any incremental Medicare cap billing limitations triggered from declines in Medicare admissions. Chemed’s full year adjusted earnings per share guidance eliminates any financial benefit from the CARES Act funds that relate to lost revenue. We anticipate returning any unused CARES Act funds to the federal government at the end of the pandemic measurement period. Roto-Rooter is forecasted to achieve full-year 2020 revenue growth of 9% to 10%. Roto-Rooter’s Adjusted EBITDA margin for 2020 is estimated to be in the range of 23% to 25%. We anticipate that our operating income and cash flows will be sufficient to operate our businesses and meet any commitments for the foreseeable future.

Financial Condition

Liquidity and Capital Resources

Material changes in the balance sheet accounts from December 31, 2019 to June 30, 2020 include the following:

•A $11.3 million decrease in accounts receivable due to timing of receipts.

•A $14.4 million decrease in accounts payable due to timing of payments.

•A $19.6 million increase in income taxes mainly due to the deferral of the first and second quarter federal payments as permitted by the CARES Act.

•A $9.7 million increase in accrued compensation due to accrual of additional paid time off for VITAS front line works offset by the payments of cash bonuses in the first quarter of 2020.

•A $39.2 million increase in the unutilized portion of the CARES Act grant received in the second quarter of 2020.

•A $90.0 million decrease in long-term debt due to payments made in the second quarter of 2020.

•A $10.9 million increase in other liabilities mainly due to the deferral of certain payroll taxes as permitted by the CARES Act.

•A $147.4 million increase in treasury stock due mainly to stock repurchases.

Net cash provided by operating activities increased $168.9 million from June 30, 2019 to June 30, 2020. The main drivers of the increase relate to the receipt of $80.2 million in CARES Act grant funds and the deferral of certain income and payroll tax payments as permitted by the CARES Act. Additionally, significant changes in our accounts receivable balances are typically driven by the timing of payments received from the Federal government at our VITAS subsidiary. We typically receive a payment in excess of $40.0 million from the Federal government for hospice services every other Friday. The timing of a period end will have a significant impact on the accounts receivable at VITAS. These changes generally normalize over a two year period, as cash flow variations in one year are offset in the following year.

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

We have issued $37.9 million in standby letters of credit as of June 30, 2020, mainly for insurance purposes. Issued letters of credit reduce our available credit under the revolving credit agreement. As of June 30, 2020, we have approximately $412.1 million of unused lines of credit available and eligible to be drawn down under our revolving credit facility. Management believes its liquidity and sources of capital are satisfactory for the Company’s needs in the foreseeable future.

Commitments and Contingencies

Collectively, the terms of our credit agreements require us to meet various financial covenants, to be tested quarterly. We are in compliance with all financial and other debt covenants as of June 30, 2020 and anticipate remaining in compliance throughout the foreseeable future.

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

The settlement amount of $5.75 million plus employment taxes was recorded in the first quarter of 2019. As of December 31, 2019, $6.0 million was accrued in the accompanying Consolidated Balance Sheet. The definition of the class to participate in the settlement is intended to cover claims raised in the consolidated Seper/Chhina matter, claims raised in Phillips and Moore, as well as any class claims in Williams. On January 28, 2020, the court granted preliminary approval of the settlement. A notice of the proposed settlement has been sent to the members of the class by the class claims administrator. The court has re-set the date for the final approval of the settlement hearing for December 8, 2020.

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

Regardless of the outcome of any of the preceding matters, dealing with the various regulatory agencies and opposing parties can adversely affect us through defense costs, potential payments, withholding of governmental funding, diversion of management time, and related publicity. Although the Company intends to defend them vigorously, there can be no assurance that those suits will not have a material adverse effect on the Company

Results of Operations

Three months ended June 30, 2020 versus 2019 - Consolidated Results

Our service revenues and sales for the second quarter of 2020 increased 6.0% versus services and sales revenues for the second quarter of 2019. Of this increase, a $14.7 million increase was attributable to VITAS and $13.9 million increase was attributable to Roto-Rooter. The following chart shows the components of revenue by operating segment (in thousands):

	Three months ended June 30,
	2020	2019
VITAS
Routine homecare	$276,345	$266,461
Continuous care	34,582	30,786
General inpatient	25,868	22,894
Other	2,109	2,237
Medicare cap adjustment	(5,750)	(3,198)
Room and board - net	(2,647)	(2,710)
Implicit price concessions	(3,042)	(3,720)
Roto-Rooter
Drain cleaning - short term core	49,455	46,039
Plumbing - short term core	32,022	34,171
Subtotal	81,477	80,210
Excavation - short term core	44,678	35,422
Water restoration	31,426	29,955
Contractor operations	15,193	14,595
Outside franchisee fees	1,210	1,623
Other - short term core	386	579
Other	2,971	2,973
Implicit price concessions	(2,607)	(4,523)
Total	$502,199	$473,584

Days of care at VITAS during the quarter ended June 30 were as follows:

	Days of Care		Increase/(Decrease)
	2020	2019	Percent

Routine homecare	1,401,744	1,317,854	6.4
Nursing home	279,462	303,983	(8.1)
Respite	4,158	6,669	(37.7)
Subtotal routine homecare and respite	1,685,364	1,628,506	3.5
Continuous care	35,814	41,804	(14.3)
General inpatient	25,542	29,663	(13.9)
Total days of care	1,746,720	1,699,973	2.8

This increase in service revenues at VITAS is comprised primarily of a 2.8% increase in days-of-care, a geographically weighted average Medicare reimbursement rate increase of approximately 5.4%, and acuity mix shift which reduced the blended average Medicare rate increase by approximately 3.1%.

During the quarter ended June 30, 2020, we recorded $5.8 million in net Medicare cap revenue reduction related to five programs for the 2020 government fiscal year. During the quarter ended June 30, 2019, we recorded $2.4 million in net Medicare cap revenue reduction related to three programs for the 2019 government fiscal year. Additionally, we recorded $847,000 related to adjustments to prior year cap liabilities.

The decrease in plumbing revenues for the second quarter of 2020 versus 2019 is attributable to a 4.7% decrease in price and service mix shift and a 1.6% decrease in job count. The increase in excavation revenues for the second quarter of 2020 versus 2019 is attributable to a 10.1% increase in price and service mix shift and a 16.0% increase in job count. Drain cleaning revenues for the second quarter of 2020 versus 2019 reflect a 1.7% increase in price and service mix shift and a 5.7% increase in job count. Water restoration revenue increased for the second quarter of 2020 versus 2019 due to a 4.1% increase in job count and an 0.8% increase in price. Contractor operations increased 4.1% mainly due to their continued expansion into water restoration.

The consolidated gross margin was 29.9% in the second quarter of 2020 as compared with 31.7% in the second quarter of 2019. On a segment basis, VITAS’ gross margin was 18.5% in the second quarter of 2020 as compared with 22.9%, in the second quarter of

2019. The decline in gross margin is attributable mainly to increased costs related to COVID-19. The CARES Act grant amount that offsets these higher costs is recorded in other operating income. The Roto-Rooter segment’s gross margin was 51.2% for the second quarter of 2020 as compared with 48.7% in the second quarter of 2019 primarily due to increased revenue and expense management.

Selling, general and administrative expenses (“SG&A”) comprise (in thousands):

	Three months ended June 30,
	2020	2019
SG&A expenses before long-term incentive compensation and the impact of market value adjustments related to deferred compensation trusts	$75,176	$70,300
Impact of market value adjustments related to assets held in deferred compensation trusts	7,408	(130)
Long-term incentive compensation	1,929	1,386
Total SG&A expenses	$84,513	$71,556

SG&A expenses before long-term incentive compensation and the impact of market value adjustments related to deferred compensation trusts for the second quarter of 2020 were up 6.9% when compared to the second quarter of 2019. This increase was mainly a result of the increase in variable selling and general administrative expenses caused by increased revenue.

Depreciation for the second quarter of 2020, increased 17.9% when compared to the second quarter of 2019, primarily due to new equipment purchased at Roto-Rooter related to the acquisitions completed in the second half of 2019.

Amortization for the second quarter of 2020, increased 512.8% when compared to the second quarter of 2019 due to the amortization of reacquired franchise rights related to acquisitions completed in the second half of 2019.

Other operating (income)/expenses comprise the following:

	Three months ended June 30,
	2020	2019
CARES Act grant	$(40,989)	$-
(Gain)/loss on disposal of fixed assets	(395)	304
Transportation equipment held for sale	-	2,266
Total other operating (income)/expenses	$(41,384)	$2,570

Other (expense)/income – net comprise (in thousands):

	Three months ended June 30,
	2020	2019
Market value adjustment on assets held in deferred compensation trusts	$7,408	$(130)
Interest income	116	112
Other	(10)	31
Total other income - net	$7,514	$13

Our effective tax rate reconciliation is as follows:

	Three months ended June 30,
	2020	2019

Income tax provision calculated at the statutory federal rate	$20,921	$13,504
Stock compensation tax benefits	(8,203)	(3,212)
State and local income taxes	3,604	2,212
Other--net	1,200	1,071
Income tax provision	$17,522	$13,575
Effective tax rate	17.6%	21.1%

Net income for both periods included the following after-tax items/adjustments that (reduced) or increased after-tax earnings (in thousands):

	Three months ended June 30,
	2020	2019
VITAS
CARES Act grant	$30,537	$-
Direct costs related to COVID-19	(18,101)	-
COVID-19 Medicare cap	(1,679)	-
Medicare cap sequestration adjustment	(594)	(1,253)
Non cash ASC 842 expenses	-	(1)
Roto-Rooter
Amortization of reacquired franchise agreements	(1,729)	(244)
Direct costs related to COVID-19	(822)	-
Acquisition expenses	-	(71)
Corporate
Excess tax benefits on stock compensation	8,203	3,212
Stock option expense	(4,209)	(3,197)
Long-term incentive compensation	(1,728)	(1,199)
Impairment loss on transportation equipment	-	(1,733)
Acquisition expense	-	-
Total	$9,878	$(4,486)

Three months ended June 30, 2020 versus 2019 - Segment Results

Net income/(loss) for the second quarter of 2020 versus the second quarter of 2019 by segment (in thousands):

	Three months ended June 30,
	2020	2019
VITAS	$60,245	$37,339
Roto-Rooter	29,468	27,175
Corporate	(7,612)	(13,785)
	$82,101	$50,729

VITAS’ after-tax earnings were positively impacted in 2020 compared to 2019 due to the recognition of $30.5 million of the CARES Act (offset by higher expenses due to COVID-19), higher revenue and improved labor management and ancillary costs. After-tax earnings as a percent of revenue at VITAS in the second quarter of 2020 was 18.4% as compared to 11.9% in the second quarter of 2019.

Roto-Rooter’s net income was impacted in 2020 compared to 2019 primarily by higher revenue offset by increased depreciation and amortization expense. After-tax earnings as a percent of revenue at Roto-Rooter in the second quarter of 2020 was 16.9%, essentially equal to the second quarter of 2019.

After-tax Corporate expenses for 2020 decreased 44.8% when compared to 2019 due mainly to a $5.0 million increase in the excess tax benefits on stock compensation and a $1.7 million decrease in impairment loss on transportation equipment that occurred in the second quarter of 2019.

Results of Operations

Six months ended June 30, 2020 versus 2019 - Consolidated Results

Our service revenues and sales for the first six months of 2020 increased 8.8% versus services and sales revenues for the first six months of 2019. Of this increase, a $45.9 million increase was attributable to VITAS and $36.5 million increase was attributable to Roto-Rooter. The following chart shows the components of revenue by operating segment (in thousands):

	Six months ended June 30,
	2020	2019
VITAS
Routine homecare	$548,098	$525,312
Continuous care	75,137	63,030
General inpatient	58,350	45,464
Other	5,265	4,242
Medicare cap adjustment	(8,250)	(6,598)
Room and board - net	(7,192)	(5,252)
Implicit price concessions	(6,028)	(6,667)
Roto-Rooter
Drain cleaning - short term core	103,475	90,692
Plumbing - short term core	68,816	66,589
Subtotal	172,291	157,281
Excavation - short term core	87,738	69,960
Water restoration	60,672	59,163
Contractor operations	31,421	28,627
Outside franchisee fees	2,400	3,245
Other - short term core	936	1,155
Other	6,505	5,980
Implicit price concessions	(9,346)	(9,324)
Total	$1,017,997	$935,618

Days of care at VITAS during the six months ended June 30 were as follows:

	Days of Care		Increase/(Decrease)
	2020	2019	Percent

Routine homecare	2,766,490	2,599,753	6.4
Nursing home	582,836	593,752	(1.8)
Respite	10,850	12,970	(16.3)
Subtotal routine homecare and respite	3,360,176	3,206,475	4.8
Continuous care	77,187	85,727	(10.0)
General inpatient	57,890	58,813	(1.6)
Total days of care	3,495,253	3,351,015	4.3

The revenue increase at VITAS is comprised primarily of the 4.3% increase in days-of-care, a geographically weighted average Medicare reimbursement rate increase of approximately 5.2%, and acuity mix shift which then decreased the blended Medicare rate increase by approximately 2.0%.

During the first six months ended June 30, 2020, we recorded $8.3 million in net Medicare cap revenue reduction related to five programs for the 2020 government fiscal year. During the first six months ended June 30, 2019, we recorded $5.8 million in net Medicare cap revenue reduction related to four programs for the 2019 government fiscal year. Additionally, we recorded $847,000 related to adjustments of prior year cap liabilities.

The increase in plumbing revenues for the first six months of 2020 versus 2019 is attributable to a 3.9% increase in price and service mix shift and an 0.6% decrease in job count. The increase in excavation revenues for the first six months of 2020 versus 2019 is attributable to a 7.9% increase in price and service mix shift and a 17.5% increase in job count. Drain cleaning revenues for the first six months of 2020 versus 2019 reflect a 5.0% increase in price and service mix shift and a 9.1% increase in job count. The increase in water restoration revenue for the first six months of 2020 versus 2019 is attributable to a 4.2% increase in job count offset by a 1.6% decrease in price. Contractor operations increased 9.8% mainly due to their continued expansion into water restoration.

The consolidated gross margin was 30.9% in the first six months of 2020 as compared with 31.0% in the first six months of 2019. On a segment basis, VITAS’ gross margin was 20.9% in the first six months of 2020 as compared with 22.4%, in the first six months of 2019. The decline in VITAS gross margin is attributable mainly to increased costs related to COVID-19. The CARES Act grant amount that offsets these higher costs is recorded in other operating income. The Roto-Rooter segment’s gross margin was 49.6% for the first six months of 2020 as compared with 47.9% in the first six months of 2019 primarily due to increased revenue and expense management.

Selling, general and administrative expenses (“SG&A”) comprise (in thousands):

	Six months ended June 30,
	2020	2019
SG&A expenses before long-term incentive compensation and the impact of market value adjustments related to deferred compensation trusts	$153,511	$140,504
Long-term incentive compensation	3,749	2,874
Impact of market value adjustments related to assets held in deferred compensation trusts	(2,164)	2,207
Total SG&A expenses	$155,096	$145,585

SG&A expenses before long-term incentive compensation and the impact of market value adjustments related to deferred compensation trusts for the first six months of 2020 were up 9.3% when compared to the first six months of 2019. This increase was mainly a result of the increase in variable selling and general administrative expenses caused by increased revenue.

Depreciation for the first six months of 2020, increased 17.6% when compared to the first six months of 2019, primarily due to new equipment purchased at Roto-Rooter related to the acquisitions completed in the second half of 2019.

Amortization for the first six months of 2020, increased 436.8% when compared to the first six months of 2019 due to the amortization of reacquired franchise rights related to acquisitions completed in the second half of 2019.

Other operating (income)/expenses comprise the following:

	Six months ended June 30,
	2020	2019
CARES Act grant	$(40,989)	$-
(Gain)/loss on disposal of fixed assets	(153)	657
Transportation equipment held for sale	-	2,266
Other	-	6,000
Total other operating (income)/expenses	$(41,142)	$8,923

Other (expense)/income – net comprise (in thousands):

	Six months ended June 30,
	2020	2019
Market value adjustment on assets held in deferred compensation trusts	$(2,164)	$2,207
Interest income	225	214
Other	(13)	31
Total other income - net	$(1,952)	$2,452

Our effective tax rate reconciliation is as follows:

	Six months ended June 30,
	2020	2019

Income tax provision calculated at the statutory federal rate	$35,394	$24,169
Stock compensation tax benefits	(12,756)	(9,944)
State and local income taxes	6,182	4,538
Other--net	1,733	932
Income tax provision	$30,553	$19,695
Effective tax rate	18.1%	17.1%

Net income for both periods included the following after-tax items/adjustments that (reduced) or increased after-tax earnings (in thousands):

	Six Months Ended June 30,
	2020	2019
VITAS
CARES Act grant	$30,537	$-
Direct costs related to COVID-19	(18,828)	-
COVID-19 Medicare cap	(1,679)	-
Medicare cap sequestration adjustment	(1,097)	(1,640)
Litigation settlement	-	(4,476)
Non cash ASC 842 benefit	-	(490)
Roto-Rooter
Amortization of acquired and cancelled franchise agreements	(3,457)	(568)
Direct costs related to COVID-19	(1,455)	-
Acquisition expenses	-	(71)
Non cash ASC 842 benefit	-	(40)
Corporate
Excess tax benefits on stock compensation	12,756	9,944
Stock option expense	(8,399)	(6,524)
Long-term incentive compensation	(3,324)	(2,429)
Impairment loss on transportation equipment	-	(1,733)
Non cash ASC 842 benefit	-	124
Acquisition expenses	-	(91)
Total	$5,054	$(7,994)

Six months ended June 30, 2020 versus 2019 - Segment Results

Net income/(loss) for the first six months of 2020 versus the first six months of 2019 by segment (in thousands):

	Six months ended June 30,
	2020	2019
VITAS	$101,524	$66,626
Roto-Rooter	53,790	50,162
Corporate	(17,322)	(21,392)
	$137,992	$95,396

VITAS’ after-tax earnings were positively impacted in 2020 compared to 2019 due to the recognition of $30.5 million of the CARES Act (offset by COVID-19 costs) and to higher revenue and improved labor management and ancillary costs. After-tax earnings as a percent of revenue at VITAS in the first six months of 2020 was 15.3% as compared to 10.7% in the first six months of 2019.

Roto-Rooter’s net income was impacted in 2020 compared to 2019 primarily by higher revenue offset by increased depreciation and amortization expense. After-tax earnings as a percent of revenue at Roto-Rooter in the first six months of 2020 was 15.3% as compared to 15.9% in the first six months of 2019.

After-tax Corporate expenses for 2020 decreased 19.0% when compared to 2019 due mainly to a $2.8 million increase in the excess tax benefits on stock compensation.

CHEMED CORPORATION AND SUBSIDIARY COMPANIES
CONSOLIDATING STATEMENTS OF INCOME
FOR THE THREE MONTHS ENDED JUNE 30, 2020
(in thousands)(unaudited)

				Chemed
	VITAS	Roto-Rooter	Corporate	Consolidated
2020 (a)
Service revenues and sales	$327,465	$174,734	$-	$502,199
Cost of services provided and goods sold	266,815	85,348	-	352,163
Selling, general and administrative expenses	21,072	44,231	19,210	84,513
Depreciation	5,556	6,069	34	11,659
Amortization	18	2,470	-	2,488
Other operating income	(40,826)	(558)	-	(41,384)
Total costs and expenses	252,635	137,560	19,244	409,439
Income/(loss) from operations	74,830	37,174	(19,244)	92,760
Interest expense	(45)	(90)	(516)	(651)
Intercompany interest income/(expense)	4,739	1,422	(6,161)	-
Other (expense)/income—net	104	(10)	7,420	7,514
Income/(expense) before income taxes	79,628	38,496	(18,501)	99,623
Income taxes	(19,383)	(9,028)	10,889	(17,522)
Net income/(loss)	$60,245	$29,468	$(7,612)	$82,101

(a) The following amounts are included in net income (in thousands):
				Chemed
	VITAS	Roto-Rooter	Corporate	Consolidated
Pretax benefit/(cost):
CARES Act grant	$40,989	$-	$-	$40,989
Direct costs related to COVID-19	(24,265)	(1,117)	-	(25,382)
Stock option expense	-	-	(5,068)	(5,068)
Amortization of reacquired franchise agreements	-	(2,352)	-	(2,352)
COVID-19 Medicare cap	(2,250)	-	-	(2,250)
Long-term incentive compensation	-	-	(1,929)	(1,929)
Medicare cap sequestration	(796)	-	-	(796)
Total	$13,678	$(3,469)	$(6,997)	$3,212

				Chemed
	VITAS	Roto-Rooter	Corporate	Consolidated
After-tax benefit/(cost):
CARES Act grant	$30,537	$-	$-	$30,537
Direct costs related to COVID-19	(18,101)	(822)	-	(18,923)
Stock option expense	-	-	(4,209)	(4,209)
Amortization of reacquired franchise agreements	-	(1,729)	-	(1,729)
Long-term incentive compensation	-	-	(1,728)	(1,728)
COVID-19 Medicare cap	(1,679)	-	-	(1,679)
Medicare cap sequestration	(594)	-	-	(594)
Excess tax benefits on stock compensation	-	-	8,203	8,203
Total	$10,163	$(2,551)	$2,266	$9,878

CHEMED CORPORATION AND SUBSIDIARY COMPANIES
CONSOLIDATING STATEMENTS OF INCOME
FOR THE THREE MONTHS ENDED JUNE 30, 2019
(in thousands)(unaudited)

				Chemed
	VITAS	Roto-Rooter	Corporate	Consolidated
2019 (a)
Service revenues and sales	$312,750	$160,834	$-	$473,584
Cost of services provided and goods sold	241,104	82,533	-	323,637
Selling, general and administrative expenses	21,682	39,377	10,497	71,556
Depreciation	4,831	5,017	39	9,887
Amortization	18	388	-	406
Other operating expenses	69	235	2,266	2,570
Total costs and expenses	267,704	127,550	12,802	408,056
Income/(loss) from operations	45,046	33,284	(12,802)	65,528
Interest expense	(53)	(100)	(1,084)	(1,237)
Intercompany interest income/(expense)	4,382	2,180	(6,562)	-
Other income—net	101	42	(130)	13
Income/(expense) before income taxes	49,476	35,406	(20,578)	64,304
Income taxes	(12,137)	(8,231)	6,793	(13,575)
Net income/(loss)	$37,339	$27,175	$(13,785)	$50,729

(a) The following amounts are included in net income (in thousands):
				Chemed
	VITAS	Roto-Rooter	Corporate	Consolidated
Pretax benefit/(cost):
Stock option expense	$-	$-	$(3,929)	$(3,929)
Impairment loss on transportation equipment	-	-	(2,266)	(2,266)
Medicare cap sequestration adjustment	(1,689)	-	-	(1,689)
Long-term incentive compensation	-	-	(1,386)	(1,386)
Amortization of reacquired franchise agreements	-	(331)	-	(331)
Acquisition expenses	-	(97)	-	(97)
Total	$(1,689)	$(428)	$(7,581)	$(9,698)

				Chemed
	VITAS	Roto-Rooter	Corporate	Consolidated
After-tax benefit/(cost):
Stock option expense	$-	$-	$(3,197)	$(3,197)
Impairment loss on transportation equipment	-	-	(1,733)	(1,733)
Medicare cap sequestration adjustment	(1,253)	-	-	(1,253)
Long-term incentive compensation	-	-	(1,199)	(1,199)
Amortization of reacquired franchise agreements	-	(244)	-	(244)
Acquisition expenses	-	(71)	-	(71)
Non cash ASC 842 expenses	(1)	-	-	(1)
Excess tax benefits on stock compensation		-	3,212	3,212
Total	$(1,254)	$(315)	$(2,917)	$(4,486)

CHEMED CORPORATION AND SUBSIDIARY COMPANIES
CONSOLIDATING STATEMENTS OF INCOME
FOR THE SIX MONTHS ENDED JUNE 30, 2020
(in thousands)(unaudited)

				Chemed
	VITAS	Roto-Rooter	Corporate	Consolidated
2020 (a)
Service revenues and sales	$665,380	$352,617	$-	$1,017,997
Cost of services provided and goods sold	526,244	177,664	-	703,908
Selling, general and administrative expenses	43,341	90,513	21,242	155,096
Depreciation	11,030	11,947	70	23,047
Amortization	36	4,929	-	4,965
Other operating income	(40,712)	(430)	-	(41,142)
Total costs and expenses	539,939	284,623	21,312	845,874
Income/(loss) from operations	125,441	67,994	(21,312)	172,123
Interest expense	(90)	(192)	(1,344)	(1,626)
Intercompany interest income/(expense)	9,125	2,771	(11,896)	-
Other (expense)/income—net	169	30	(2,151)	(1,952)
Income/(expense) before income taxes	134,645	70,603	(36,703)	168,545
Income taxes	(33,121)	(16,813)	19,381	(30,553)
Net income/(loss)	$101,524	$53,790	$(17,322)	$137,992

(a) The following amounts are included in net income (in thousands):
				Chemed
	VITAS	Roto-Rooter	Corporate	Consolidated
Pretax benefit/(cost):
CARES Act grant	$40,989	$-	$-	$40,989
Direct costs related to COVID-19	(25,238)	(1,978)	-	(27,216)
Stock option expense	-	-	(10,114)	(10,114)
Amortization of reacquired franchise agreements	-	(4,704)	-	(4,704)
Long-term incentive compensation	-	-	(3,749)	(3,749)
COVID-19 Medicare cap	(2,250)	-	-	(2,250)
Medicare cap sequestration adjustment	(1,472)	-	-	(1,472)
Total	$12,029	$(6,682)	$(13,863)	$(8,516)

				Chemed
	VITAS	Roto-Rooter	Corporate	Consolidated
After-tax benefit/(cost):
CARES Act grant	$30,537	$-	$-	$30,537
Direct costs related to COVID-19	(18,828)	(1,455)	-	(20,283)
Stock option expense	-	-	(8,399)	(8,399)
Amortization of reacquired franchise agreements	-	(3,457)	-	(3,457)
Long-term incentive compensation	-	-	(3,324)	(3,324)
COVID-19 Medicare cap	(1,679)	-	-	(1,679)
Medicare cap sequestration adjustment	(1,097)	-	-	(1,097)
Excess tax benefits on stock compensation	-	-	12,756	12,756
Total	$8,933	$(4,912)	$1,033	$5,054

CHEMED CORPORATION AND SUBSIDIARY COMPANIES
CONSOLIDATING STATEMENTS OF INCOME
FOR THE SIX MONTHS ENDED JUNE 30, 2019
(in thousands)(unaudited)

				Chemed
	VITAS	Roto-Rooter	Corporate	Consolidated
2019 (a)
Service revenues and sales	$619,531	$316,087	$-	$935,618
Cost of services provided and goods sold	480,847	164,741	-	645,588
Selling, general and administrative expenses	43,218	78,978	23,389	145,585
Depreciation	9,539	9,980	78	19,597
Amortization	35	890	-	925
Other operating expenses	6,423	234	2,266	8,923
Total costs and expenses	540,062	254,823	25,733	820,618
Income/(loss) from operations	79,469	61,264	(25,733)	115,000
Interest expense	(101)	(194)	(2,066)	(2,361)
Intercompany interest income/(expense)	8,777	4,375	(13,152)	-
Other income—net	188	56	2,208	2,452
Income/(expense) before income taxes	88,333	65,501	(38,743)	115,091
Income taxes	(21,707)	(15,339)	17,351	(19,695)
Net income/(loss)	$66,626	$50,162	$(21,392)	$95,396

(a) The following amounts are included in net income (in thousands):
				Chemed
	VITAS	Roto-Rooter	Corporate	Consolidated
Pretax benefit/(cost):
Stock option expense	$-	$-	$(8,018)	$(8,018)
Litigation settlement	(6,000)	-	-	(6,000)
Long-term incentive compensation	-	-	(2,874)	(2,874)
Impairment loss on transportation equipment	-	-	(2,266)	(2,266)
Medicare cap sequestration adjustment	(2,204)	-	-	(2,204)
Amortization of reacquired franchise agreements	-	(772)	-	(772)
Non cash ASC 842 (expenses)/benefit	(656)	(55)	163	(548)
Acquisition expense	-	(97)	(120)	(217)
Total	$(8,860)	$(924)	$(13,115)	$(22,899)

				Chemed
	VITAS	Roto-Rooter	Corporate	Consolidated
After-tax benefit/(cost):
Stock option expense	$-	$-	$(6,524)	$(6,524)
Litigation settlement	(4,476)	-	-	(4,476)
Long-term incentive compensation	-	-	(2,429)	(2,429)
Impairment loss on transportation equipment	-	-	(1,733)	(1,733)
Medicare cap sequestration adjustment	(1,640)	-	-	(1,640)
Amortization of reacquired franchise agreements	-	(568)	-	(568)
Non cash ASC 842 (expenses)/benefit	(490)	(40)	124	(406)
Acquisition expense	-	(71)	(91)	(162)
Excess tax benefits on stock compensation	-	-	9,944	9,944
Total	$(6,606)	$(679)	$(709)	$(7,994)

Unaudited Consolidating Summary and Reconciliation of Adjusted EBITDA

Chemed Corporation and Subsidiary Companies
(in thousands)				Chemed
For the three months ended June 30, 2020	VITAS	Roto-Rooter	Corporate	Consolidated

Net income/(loss)	$60,245	$29,468	$(7,612)	$82,101
Add/(deduct):
Interest expense	45	90	516	651
Income taxes	19,383	9,028	(10,889)	17,522
Depreciation	5,556	6,069	34	11,659
Amortization	18	2,470	-	2,488
EBITDA	85,247	47,125	(17,951)	114,421
Add/(deduct):
Intercompany interest expense/(income)	(4,739)	(1,422)	6,161	-
Interest income	(113)	10	(13)	(116)
CARES Act grant	(40,989)	-	-	(40,989)
Direct costs related to COVID-19	24,265	1,117	-	25,382
Stock option expense	-	-	5,068	5,068
COVID-19 related Medicare cap	2,250	-	-	2,250
Long-term incentive compensation	-	-	1,929	1,929
Medicare cap sequestration adjustment	796	-	-	796
Adjusted EBITDA	$66,717	$46,830	$(4,806)	$108,741

				Chemed
For the three months ended June 30, 2019	VITAS	Roto-Rooter	Corporate	Consolidated

Net income/(loss)	$37,339	$27,175	$(13,785)	$50,729
Add/(deduct):
Interest expense	53	100	1,084	1,237
Income taxes	12,137	8,231	(6,793)	13,575
Depreciation	4,831	5,017	39	9,887
Amortization	18	388	-	406
EBITDA	54,378	40,911	(19,455)	75,834
Add/(deduct):
Intercompany interest expense/(income)	(4,382)	(2,180)	6,562	-
Interest income	(69)	(43)	-	(112)
Stock option expense	-	-	3,929	3,929
Impairment loss on transportation equipment	-	-	2,266	2,266
Medicare cap sequestration adjustment	1,689	-	-	1,689
Long-term incentive compensation	-	-	1,386	1,386
Acquisition expenses	-	97	-	97
Adjusted EBITDA	$51,616	$38,785	$(5,312)	$85,089

Unaudited Consolidating Summary and Reconciliation of Adjusted EBITDA

Chemed Corporation and Subsidiary Companies
(in thousands)				Chemed
For the six months ended June 30, 2020	VITAS	Roto-Rooter	Corporate	Consolidated

Net income/(loss)	$101,524	$53,790	$(17,322)	$137,992
Add/(deduct):
Interest expense	90	192	1,344	1,626
Income taxes	33,121	16,813	(19,381)	30,553
Depreciation	11,030	11,947	70	23,047
Amortization	36	4,929	-	4,965
EBITDA	145,801	87,671	(35,289)	198,183
Add/(deduct):
Intercompany interest expense/(income)	(9,125)	(2,771)	11,896	-
Interest income	(181)	(31)	(13)	(225)
CARES Act grant	(40,989)	-	-	(40,989)
Direct costs related to COVID-19	25,238	1,978	-	27,216
Stock option expense	-	-	10,114	10,114
Long-term incentive compensation	-	-	3,749	3,749
COVID-19 related Medicare cap	2,250	-	-	2,250
Medicare cap sequestration adjustment	1,472	-	-	1,472
Adjusted EBITDA	$124,466	$86,847	$(9,543)	$201,770

				Chemed
For the six months ended June 30, 2019	VITAS	Roto-Rooter	Corporate	Consolidated

Net income/(loss)	$66,626	$50,162	$(21,392)	$95,396
Add/(deduct):
Interest expense	101	194	2,066	2,361
Income taxes	21,707	15,339	(17,351)	19,695
Depreciation	9,539	9,980	78	19,597
Amortization	35	890	-	925
EBITDA	98,008	76,565	(36,599)	137,974
Add/(deduct):
Intercompany interest expense/(income)	(8,777)	(4,375)	13,152	-
Interest income	(157)	(56)	-	(213)
Stock option expense	-	-	8,018	8,018
Litigation settlement	6,000	-	-	6,000
Long-term incentive compensation	-	-	2,874	2,874
Impairment loss on transportation equipment	-	-	2,266	2,266
Medicare cap sequestration adjustment	2,204	-	-	2,204
Non cash ASC 842 expenses/(benefit)	656	55	(163)	548
Acquisition expense	-	97	120	217
Adjusted EBITDA	$97,934	$72,286	$(10,332)	$159,888

RECONCILIATION OF ADJUSTED NET INCOME
(in thousands, except per share data)(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net income as reported	$82,101	$50,729	$137,992	$95,396

Add/(deduct) pre-tax cost of:
CARES Act grant	(40,989)	-	(40,989)	-
Direct costs related to COVID-19	25,382	-	27,216	-
Stock option expense	5,068	3,929	10,114	8,018
Amortization of reacquired franchise agreements	2,352	331	4,704	772
COVID-19 related Medicare cap	2,250	-	2,250	-
Long-term incentive compensation	1,929	1,386	3,749	2,874
Medicare cap sequestration adjustment	796	1,689	1,472	2,204
Impairment loss on transportation equipment	-	2,266	-	2,266
Litigation settlement	-	-	-	6,000
Acquisition expense	-	97	-	217
Non cash ASC 842 expense	-	-	-	548
Add/(deduct) tax impacts:
Tax impact of the above pre-tax adjustments (1)	1,537	(2,000)	(814)	(4,961)
Excess tax benefits on stock compensation	(8,203)	(3,212)	(12,756)	(9,944)
Adjusted net income	$72,223	$55,215	$132,938	$103,390

Diluted Earnings Per Share As Reported
Net income	$5.01	$3.08	$8.39	$5.79
Average number of shares outstanding	16,373	16,449	16,445	16,489

Adjusted Diluted Earnings Per Share
Adjusted net income	$4.41	$3.36	$8.08	$6.27
Adjusted average number of shares outstanding	16,373	16,449	16,445	16,489

(1) The tax impact of pre-tax adjustments was calculated using the effective tax rate of the operating unit for which each adjustment is associated.

CHEMED CORPORATION AND SUBSIDIARY COMPANIES
OPERATING STATISTICS FOR VITAS SEGMENT
(unaudited)
	Three Months Ended June 30,		Six Months Ended June 30,
OPERATING STATISTICS	2020	2019	2020	2019
Net revenue ($000)
Homecare	$276,345	$266,461	$548,098	$525,312
Inpatient	25,868	22,894	58,350	45,464
Continuous care	34,582	30,786	75,137	63,030
Other	2,109	2,237	5,265	4,242
Subtotal	$338,904	$322,378	$686,850	$638,048
Room and board, net	(2,647)	(3,710)	(6,028)	(5,252)
Contractual allowances	(3,042)	(3,720)	(7,192)	(6,667)
Medicare cap allowance	(5,750)	(3,198)	(8,250)	(6,598)
Total	$327,465	$311,750	$665,380	$619,531
Net revenue as a percent of total before Medicare cap allowances
Homecare	81.5%	82.7%	79.8%	82.3%
Inpatient	7.6	7.1	8.5	7.1
Continuous care	10.2	9.5	10.9	9.9
Other	0.7	0.7	0.8	0.7
Subtotal	100.0	100.0	100.0	100.0
Room and board, net	(0.8)	(0.8)	(0.9)	(0.8)
Contractual allowances	(0.9)	(1.2)	(1.0)	(1.0)
Medicare cap allowance	(1.7)	(1.0)	(1.2)	(1.0)
Total	96.6%	97.0%	96.9%	97.2%
Days of care
Homecare	1,401,744	1,317,854	2,766,490	2,599,753
Nursing home	279,462	303,983	582,836	593,752
Respite	4,158	6,669	10,850	12,970
Subtotal routine homecare and respite	1,685,364	1,628,506	3,360,176	3,206,475
Inpatient	25,542	29,663	57,890	58,813
Continuous care	35,814	41,804	77,187	85,727
Total	1,746,720	1,699,973	3,495,253	3,351,015
Number of days in relevant time period	91	91	182	181
Average daily census (days)
Homecare	15,404	14,482	15,201	14,363
Nursing home	3,071	3,340	3,202	3,280
Respite	46	73	60	72
Subtotal routine homecare and respite	18,521	17,895	18,463	17,715
Inpatient	281	327	318	325
Continuous care	394	459	424	474
Total	19,196	18,681	19,205	18,514
Total Admissions	16,822	17,491	35,425	35,249
Total Discharges	17,000	17,008	35,208	34,350
Average length of stay (days)	90.9	91.1	90.8	91.2
Median length of stay (days)	14.0	16.0	14.0	15.0
ADC by major diagnosis
Cerebro	35.2%	35.7%	35.7%	35.8%
Neurological	21.7	20.4	21.6	20.2
Cancer	12.8	12.7	12.7	12.7
Cardio	16.1	17.0	15.9	16.9
Respiratory	8.2	8.2	8.3	8.2
Other	6.0	6.0	5.8	6.2
Total	100.0%	100.0%	100.0%	100.0%
Admissions by major diagnosis
Cerebro	20.9	20.6%	21.0%	20.7%
Neurological	13.4	12.2	12.9	12.5
Cancer	27.6	29.2	28.0	28.6
Cardio	14.6	16.0	14.9	16.1
Respiratory	9.8	11.7	10.9	11.8
Other	13.7	10.3	12.3	10.3
Total	100.0%	100.0%	100.0%	100.0%

Estimated uncollectible accounts as a percent of revenues	0.9%	1.2%	1.1%	1.1%
Accounts receivable --
Days of revenue outstanding- excluding unapplied Medicare payments	31.9	32.7	n.a.	n.a.
Days of revenue outstanding- including unapplied Medicare payments	26.7	27.7	n.a.	n.a.

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

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

The Company’s primary market risk exposure relates to interest rate risk exposure through its variable interest line of credit. At June 30, 2020, the Company had no variable rate debt outstanding. For each $10 million dollars borrowed under the credit facility, an increase or decrease of 100 basis points (1% point), increases or decreases the Company’s annual interest expense by $100,000.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Item 2(c).    Purchases of Equity Securities by Issuer and Affiliated Purchasers

The following table shows the activity related to our share repurchase program for the first six months of 2020:

	Total Number	Weighted Average	Cumulative Shares	Dollar Amount
	of Shares	Price Paid Per	Repurchased Under	Remaining Under
	Repurchased	Share	the Program	The Program

February 2011 Program
January 1 through January 31, 2020	-	$-	8,645,873	$104,018,683
February 1 through February 29, 2020	110,497	457.73	8,756,370	53,440,502
March 1 through March 31, 2020	114,503	433.67	8,870,873	$253,783,766

First Quarter Total	225,000	$445.49

April 1 through April 30, 2020	-	$-	8,870,873	$253,783,766
May 1 through May 31, 2020	-	-	8,870,873	253,783,766
June 1 through June 30, 2020	50,000	438.27	8,920,873	$231,870,234

Second Quarter Total	50,000	$438.27

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

101

The following materials from Chemed Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020 formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) The Condensed Consolidated Balance Sheet, (ii) The Condensed Consolidated Statement of Income, (iii) The Condensed Consolidated Statement of Cash Flows, (iv) The Condensed Statement of Equity, and (v) Notes to the Condensed Consolidated Financial Statements.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, formatted in iXBRL and contained in Exhibit 101.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Chemed Corporation
(Registrant)

Dated:	July 31, 2020	By:	/s/ Kevin J. McNamara
Kevin J. McNamara
(President and Chief Executive Officer)

Dated:	July 31, 2020	By:	/s/ David P. Williams
David P. Williams
(Executive Vice President and Chief Financial Officer)

Dated:	July 31, 2020	By:	/s/ Michael D. Witzeman
Michael D. Witzeman
(Vice President and Controller)