Form 10-Q
period 2020-09-30
CHEMED CORP
filed 2020-11-04
CIK 19584

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒    Quarterly Report Under Section 13 or 15 (d) of the Securities Exchange Act of 1934 For the Quarterly Period Ended September 30, 2020

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	☐	No	☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of Each Exchange on which Registered	Amount	Date

Capital Stock $1 Par Value	CHE	New York Stock Exchange	15,951,822 Shares	September 30, 2020

CHEMED CORPORATION AND

SUBSIDIARY COMPANIES

Index

Page No.
PART I. FINANCIAL INFORMATION:

Item 1. Financial Statements
Unaudited Consolidated Balance Sheets -
September 30, 2020 and December 31, 2019	3

Unaudited Consolidated Statements of Income -
Three and nine months ended September 30, 2020 and 2019	4

Unaudited Consolidated Statements of Cash Flows -
Nine months ended September 30, 2020 and 2019	5

Unaudited Consolidated Statements of Changes in Stockholders’ Equity-
Three and nine months ended September 30, 2020 and 2019	6

Notes to Unaudited Consolidated Financial Statements	7

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	24

Item 3. Quantitative and Qualitative Disclosures about Market Risk	43

Item 4. Controls and Procedures	43

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	43

Item 1A. Risk Factors	43

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	44

Item 3. Defaults Upon Senior Securities	44

Item 4. Mine Safety Disclosures	44

Item 5. Other Information	44

Item 6. Exhibits	45

EX – 31.1
EX – 31.2
EX – 31.3
EX – 32.1
EX – 32.2
EX – 32.3 EX – 101 EX – 104

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
CHEMED CORPORATION AND SUBSIDIARY COMPANIES
UNAUDITED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	September 30, 2020	December 31, 2019
ASSETS
Current assets
Cash and cash equivalents	$112,765	$6,158
Accounts receivable less allowances of $1,293 (2019 - $353)	110,839	143,827
Inventories	7,546	7,462
Prepaid income taxes	14,224	10,074
Prepaid expenses	25,222	23,150
Total current assets	270,596	190,671
Investments of deferred compensation plans	86,865	77,446
Properties and equipment, at cost, less accumulated depreciation of $288,657 (2019 - $270,140)	181,386	175,763
Lease right of use asset	120,382	111,652
Identifiable intangible assets less accumulated amortization of $45,095 (2019 - $37,620)	120,401	126,370
Goodwill	578,519	577,367
Other assets	8,805	9,048
Total Assets	$1,366,954	$1,268,317

LIABILITIES
Current liabilities
Accounts payable	$39,268	$51,101
Accrued insurance	50,727	50,328
Accrued compensation	101,868	70,814
Accrued legal	9,561	6,941
Short-term lease liability	33,311	39,280
Unutilized CARES Act grant	48,041	-
Other current liabilities	46,387	43,756
Total current liabilities	329,163	262,220
Deferred income taxes	19,222	18,504
Long-term debt	-	90,000
Deferred compensation liabilities	86,875	76,446
Long-term lease liability	99,241	86,656
Other liabilities	31,045	7,883
Total Liabilities	565,546	541,709
Commitments and contingencies (Note 11)
STOCKHOLDERS' EQUITY
Capital stock - authorized 80,000,000 shares $1 par; issued 36,137,463 shares (2019 - 35,810,528 shares)	36,137	35,811
Paid-in capital	925,271	860,671
Retained earnings	1,615,465	1,425,752
Treasury stock - 20,261,187 shares (2019 - 19,867,220 shares)	(1,777,809)	(1,597,940)
Deferred compensation payable in Company stock	2,344	2,314
Total Stockholders' Equity	801,408	726,608
Total Liabilities and Stockholders' Equity	$1,366,954	$1,268,317

See accompanying Notes to Unaudited Consolidated Financial Statements.

CHEMED CORPORATION AND SUBSIDIARY COMPANIES
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Service revenues and sales	$528,297	$480,613	$1,546,294	$1,416,231
Cost of services provided and goods sold (excluding depreciation)	339,240	328,183	1,043,148	973,771
Selling, general and administrative expenses	88,317	76,836	243,413	222,421
Depreciation	11,714	10,147	34,761	29,744
Amortization	2,511	441	7,476	1,366
Other operating (income)/expenses	12,207	78	(28,935)	9,001
Total costs and expenses	453,989	415,685	1,299,863	1,236,303
Income from operations	74,308	64,928	246,431	179,928
Interest expense	(379)	(1,041)	(2,005)	(3,402)
Other income - net	7,675	3,036	5,723	5,488
Income before income taxes	81,604	66,923	250,149	182,014
Income taxes	(13,882)	(7,976)	(44,435)	(27,671)
Net income	$67,722	$58,947	$205,714	$154,343

Earnings Per Share:
Net income	$4.25	$3.69	$12.90	$9.68
Average number of shares outstanding	15,940	15,970	15,948	15,952

Diluted Earnings Per Share:
Net income	$4.14	$3.56	$12.53	$9.35
Average number of shares outstanding	16,373	16,555	16,419	16,514

Cash Dividends Per Share	$0.34	$0.32	$0.98	$0.92

See accompanying Notes to Unaudited Consolidated Financial Statements.

CHEMED CORPORATION AND SUBSIDIARY COMPANIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Nine Months Ended September 30,
	2020	2019
Cash Flows from Operating Activities
Net income	$205,714	$154,343
Adjustments to reconcile net income to net cash provided
by operating activities:
Unutilized CARES Act grant	48,041	-
Depreciation and amortization	42,237	31,110
Deferred payroll taxes	22,941	-
Stock option expense	13,296	10,729
Noncash long-term incentive compensation	5,301	4,184
Litigation settlement	2,684	6,000
Noncash directors' compensation	1,171	767
Provision/(benefit) for deferred income taxes	831	(6,085)
Amortization of debt issuance costs	229	229
Asset impairment loss	-	2,266
Changes in operating assets and liabilities:
Decrease in accounts receivable	27,993	10,558
Increase in inventories	(84)	(1,649)
Increase in prepaid expenses	(2,072)	(6,836)
Increase in accounts payable and other current liabilities	34,526	28,622
Change in current income taxes	(4,366)	(81)
Net change in lease assets and liabilities	1,583	1,311
Increase in other assets	(9,646)	(8,145)
Increase in other liabilities	10,735	9,045
Other sources	1,298	1,277
Net cash provided by operating activities	402,412	237,645
Cash Flows from Investing Activities
Capital expenditures	(42,670)	(39,753)
Business combinations	(3,600)	(138,010)
Other sources	672	101
Net cash used by investing activities	(45,598)	(177,662)
Cash Flows from Financing Activities
Payments on revolving line of credit	(264,900)	(359,900)
Proceeds from revolving line of credit	174,900	400,700
Purchases of treasury stock	(147,123)	(71,926)
Proceeds from exercise of stock options	31,498	23,383
Capital stock surrendered to pay taxes on stock-based compensation	(18,707)	(26,108)
Dividends paid	(15,639)	(14,657)
Change in cash overdrafts payable	(9,849)	(7,535)
Other (uses)/sources	(387)	295
Net cash used by financing activities	(250,207)	(55,748)
Increase in Cash and Cash Equivalents	106,607	4,235
Cash and cash equivalents at beginning of year	6,158	4,831
Cash and cash equivalents at end of period	$112,765	$9,066

See accompanying Notes to Unaudited Consolidated Financial Statements.

CHEMED CORPORATION AND SUBSIDIARY COMPANIES
UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS EQUITY
(in thousands, except per share data)

For the three months ended September 30, 2020 and 2019:					Deferred
					Compensation
				Treasury	Payable in
	Capital	Paid-in	Retained	Stock-	Company
	Stock	Capital	Earnings	at Cost	Stock	Total
Balance at June 30, 2020	36,040	904,421	1,553,144	(1,745,299)	2,390	750,696
Net income	-	-	67,722	-	-	67,722
Dividends paid ($0.34 per share)	-	-	(5,401)	-	-	(5,401)
Stock awards and exercise of stock options	97	20,636	-	(7,581)	-	13,152
Purchases of treasury stock	-	-	-	(24,975)	-	(24,975)
Other	-	214	-	46	(46)	214
Balance at September 30, 2020	$36,137	$925,271	$1,615,465	$(1,777,809)	$2,344	$801,408
					Deferred
					Compensation
			`	Treasury	Payable in
	Capital	Paid-in	Retained	Stock-	Company
	Stock	Capital	Earnings	at Cost	Stock	Total
Balance at June 30, 2019	35,591	817,255	1,311,446	(1,548,138)	2,415	618,569
Net income	-	-	58,947	-	-	58,947
Dividends paid ($0.32 per share)	-	-	(5,090)	-	-	(5,090)
Stock awards and exercise of stock options	147	24,660	-	(24,775)	-	32
Other	-	(78)	-	69	(69)	(78)
Balance at September 30, 2019	$35,738	$841,837	$1,365,303	$(1,572,844)	$2,346	$672,380
For the nine months ended September 30, 2020 and 2019:					Deferred
					Compensation
				Treasury	Payable in
	Capital	Paid-in	Retained	Stock-	Company
	Stock	Capital	Earnings	at Cost	Stock	Total
Balance at December 31, 2019	35,811	860,671	1,425,752	(1,597,940)	2,314	726,608
Net income	-	-	205,714	-	-	205,714
Dividends paid ($0.98 per share)	-	-	(15,639)	-	-	(15,639)
Stock awards and exercise of stock options	326	64,948	-	(32,716)	-	32,558
Purchases of treasury stock	-	-	-	(147,123)	-	(147,123)
Other	-	(348)	(362)	(30)	30	(710)
Balance at September 30, 2020	$36,137	$925,271	$1,615,465	$(1,777,809)	$2,344	$801,408
					Deferred
					Compensation
				Treasury	Payable in
	Capital	Paid-in	Retained	Stock-	Company
	Stock	Capital	Earnings	at Cost	Stock	Total
Balance at December 31, 2018	35,311	774,358	1,225,617	(1,446,296)	2,344	591,334
Net income	-	-	154,343	-	-	154,343
Dividends paid ($0.92 per share)	-	-	(14,657)	-	-	(14,657)
Stock awards and exercise of stock options	427	67,149	-	(54,620)	-	12,956
Purchases of treasury stock	-	-	-	(71,926)	-	(71,926)
Other	-	330	-	(2)	2	330
Balance at September 30, 2019	$35,738	$841,837	$1,365,303	$(1,572,844)	$2,346	$672,380

The Notes to Consolidated Financial Statements are integral parts of these statements.

CHEMED CORPORATION AND SUBSIDIARY COMPANIES

Notes to Unaudited Consolidated Financial Statements

1.    Basis of Presentation

As used herein, the terms “We,” “Company” and “Chemed” refer to Chemed Corporation or Chemed Corporation and its consolidated subsidiaries.

We have prepared the accompanying unaudited consolidated financial statements of Chemed in accordance with Rule 10-01 of SEC Regulation S-X. Consequently, we have omitted certain disclosures required under generally accepted accounting principles in the United States (“GAAP”) for complete financial statements. The December 31, 2019 balance sheet data were derived from audited financial statements but do not include all disclosures required by GAAP. However, in our opinion, the financial statements presented herein contain all adjustments, consisting only of normal recurring adjustments, necessary to state fairly our financial position, results of operations and cash flows. The results of operations for the three and nine months ended September 30, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020 or any other future period, and we make no representations related thereto. These financial statements are prepared on the same basis as and should be read in conjunction with the audited Consolidated Financial Statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2019.

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

In conjunction with its quarter and year to date September 30, 2020 closing process, subsequent to the adoption of ASU No. 2016-13, Roto-Rooter re-assessed its expected credit losses as a result of COVID-19. In addition to the historical provision matrix described above, and in conjunction with the quarterly assessment of current economic conditions and published default rates to evaluate credit risk over the life of the account, Roto-Rooter analyzed the industries from which the accounts receivable originated. Using available information and judgment, additional expected credit losses were recorded for industries deemed higher risk during the economic shut down, such as restaurants, hotels and bars. The additional charge taken for the three and nine months ended September 30, 2020 related to expected credit losses from COVID-19 issues was $185,000 and $1.1 million, respectively. The full economic impact as a result of COVID-19 and the related business shut-downs will not be known for some period of time. The amount recorded for the three and nine months ended September 30, 2020 represents management’s current best estimate.

ADDITIONS
(CHARGED)
	CREDITED	(CHARGED)
	TO COSTS	CREDITED
BALANCE AT	AND	TO OTHER			BALANCE AT
1/1/2020	EXPENSES	ACCOUNTS	DEDUCTIONS	OTHER	9/30/2020

$(353)	$(1,052)	$(475)	$574	$13	$(1,293)

CORONAVIRUS AID, RELIEF AND ECONOMIC STIMULUS (CARES) ACT

The current COVID-19 pandemic did have a material impact on our results of operations, cash flow and financial position as of and for the three and nine months ended September 30, 2020. We are closely monitoring the impact of the pandemic on all aspects of our business including impacts to employees, customers, patients, suppliers and vendors. The Company’s two operating subsidiaries have been categorized as critical infrastructure businesses and are not currently materially limited by federal, state or local regulations that restrict movement or operating ability.

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

•On April 10, 2020 VITAS automatically received $80.2 million from the Relief Fund based upon VITAS’s 2019 Medicare fee-for-service Medicare revenue. The main condition that is attached to the grant is that the money will be used “only for health care related expenses or lost revenues that are attributable to coronavirus”. HHS guidance does not specifically designate what healthcare expenses are related to COVID-19. The guidance to date is general and broad but does provide some examples such as equipment and supplies, workforce training, reporting COVID-19 test results, securing separate facilities for COVID-19 patients and acquiring additional resources to expand or preserve care delivery. VITAS has cared for approximately 3,500 COVID positive patients through September 30, 2020.

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

•Chemed and its subsidiaries have deferred $22.9 million of certain employer payroll taxes as permitted by the CARES Act.

•During the period from May 1, 2020 through December 31, 2020, the 2% Medicare sequestration reimbursement cut is suspended. For the three and nine month period ended September 30, 2020 approximately $6.3 million and $10.5 million, respectively, was recognized as revenue due to the suspension of sequestration.

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

The components of the amount recognized are as follows, (in thousands):

	Three months ended	Nine months ended
	September 30, 2020	September 30, 2020

Incremental PTO	$-	$21,425
Hard costs	6,945	10,759
Incremental Medicare Cap	(2,250)	-
Lost revenue	(13,500)	-
Other operating (income)/expense	$(8,805)	$32,184

Hard costs are primarily expenses paid to outside vendors for personal protection equipment, COVID testing for front line workers, and deep cleaning of in-patient facilities. In April, VITAS provided an extra two weeks of paid time off to all frontline workers.

During the second quarter of 2020, VITAS recognized $2.3 million for anticipated additional Medicare Cap revenue reductions. The deterioration of admissions was not as severe as anticipated and therefore, the $2.3 million was reversed in the third quarter of 2020.

During the second quarter of 2020, VITAS recognized $13.5 million for estimated lost revenue as a result of the pandemic. On September 19, 2020, the U.S. Department of Health and Human Services (“HHS”) released additional guidance related to Relief Funds granted. Included in this guidance was clarification that lost revenue represents “a negative change in year-over-year net patient care operating income”. This is a significant change from the definition of lost revenue previously provided by HHS. As a result of these changes in facts and circumstances, the $13.5 million that was previously recognized was reversed in the third quarter of 2020. We will continue to monitor guidance provided by HHS. Current guidance states that the Company has through June 30, 2021 to utilize the provider relief funding; any unutilized amounts remaining after June 30, 2021 will need to be returned to the government.

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

As of September 30, 2020, we have two cloud computing arrangements that are service contracts. Roto-Rooter is implementing a system to assist in technician dispatch and VITAS implemented a new human resources system. We have capitalized approximately $9.2 million related to implementation of these projects which are included in prepaid assets in the accompanying balance sheets. The VITAS human resource system was placed into service in January 2020 and is being amortized over 5 years. For the three and nine months ended September 30, 2020, $282,000 and $807,000 has been amortized. There has been no other amortization expense associated with the Roto-Rooter project, as the software has not yet been placed in service. We anticipate amortizing this asset over the original term of the arrangement plus renewal options that are reasonably certain of being exercised.

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

INCOME TAXES

Our effective income tax rate was 17.0% in the third quarter of 2020 compared to 11.9% during the third quarter of 2019. Excess tax benefit on stock options reduced our income tax expenses by $7.2 million and $8.8 million, respectively for the quarters ended September 30, 2020 and 2019.

Our effective income tax rate was 17.8% in the first nine months of 2020 compared to 15.2% during the first nine months of 2019. Excess tax benefit on stock options reduced our income tax expenses by $19.9 million and $18.7 million, respectively for the first nine months ended September 30, 2020 and 2019.

NON-CASH TRANSACTIONS

Included in the accompanying Consolidated Balance Sheets are $979,000 and $1.8 million of capitalized property and equipment which were not paid for as of September 30, 2020 and December 31, 2019, respectively. These amounts have been excluded from capital expenditures in the accompanying Consolidated Statements of Cash Flow. There are no material non-cash amounts included in interest expense for any period presented.

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

Care is provided to patients regardless of their ability to pay. Patients who meet our criteria for charity care are provided care without charge. There is no revenue or associated accounts receivable in the accompanying Consolidated Financial Statements related to charity care. The cost of providing charity care during the quarters ended September 30, 2020 and 2019 was $2.1 million and $2.3 million, respectively. The cost of providing charity care during the nine months ended September 30, 2020 and 2019 was $6.1 million and $6.6 million, respectively. The cost of charity care is included in cost of services provided and goods sold and is calculated by taking the ratio of charity care days to total days of care and multiplying by the total cost of care.

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

We are subject to certain limitations on Medicare payments for services which are considered variable consideration, as follows:

Inpatient Cap. If the number of inpatient care days any hospice program provides to Medicare beneficiaries exceeds 20% of the total days of hospice care such program provided to all Medicare patients for an annual period beginning September 28, the days in excess of the 20% figure may be reimbursed only at the routine homecare rate. None of VITAS’ hospice programs exceeded the payment limits on inpatient services during the three and nine months ended September 30, 2020 and 2019.

Medicare Cap. We are also subject to a Medicare annual per-beneficiary cap (“Medicare cap”). Compliance with the Medicare cap is measured in one of two ways based on a provider election. The “streamlined” method compares total Medicare payments received under a Medicare provider number with respect to services provided to all Medicare hospice care beneficiaries in the program or programs covered by that Medicare provider number with the product of the per-beneficiary cap amount and the number of Medicare beneficiaries electing hospice care for the first time from that hospice program or programs from September 28 through September 27 of the following year. At September 30, 2020, all our programs except one are using the “streamlined” method.

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

In 2013, the U.S. government implemented automatic budget reductions of 2.0% for all government payees, including hospice benefits paid under the Medicare program. In 2015, CMS determined that the Medicare cap should be calculated “as if” sequestration did not occur. As a result of this decision, VITAS has received notification from our third-party intermediary that an additional $8.7 million is owed for Medicare cap in three programs arising during the 2013 through 2020 measurement periods. The amounts are automatically deducted from our semi-monthly PIP payments. We do not believe that CMS is authorized under the sequestration authority or the statutory methodology for establishing the Medicare cap to the amounts they have withheld and intend to withhold under their current “as if” methodology. We have appealed CMS’s methodology change. Pursuant to the recent legislation, the sequestration has been lifted for the period from May 1 through December 31, 2020.

During the quarter ended September 30, 2020, we recorded a reversal of $4.1 million in net Medicare cap revenue reduction for the 2020 government fiscal year. During the quarter ended September 30, 2019, we recorded $1.3 million in net Medicare cap revenue reduction related to four programs for the 2019 government fiscal year.

During the first nine months ended September 30, 2020, we recorded $4.2 million in net Medicare cap revenue reduction related to five programs for the 2020 government fiscal year. During the first nine months ended September 30, 2019, we recorded $7.1 million in net Medicare cap revenue reduction related to four programs for the 2019 government fiscal year. Additionally, we recorded $847,000 related to adjustments of prior year cap liabilities.

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

The composition of patient care service revenue by payor and level of care for the quarter ended September 30, 2020 is as follows (in thousands):

	Medicare	Medicaid	Commercial	Total
Routine home care	$260,658	$12,107	6,091	$278,856
Continuous care	27,739	1,364	1,596	30,699
Inpatient care	24,199	2,415	1,019	27,633
	$312,596	$15,886	$8,706	$337,188

All other revenue - self-pay, respite care, etc.				2,910
Subtotal				$340,098
Medicare cap adjustment				4,072
Implicit price concessions				(3,784)
Room and board, net				(3,289)
Net revenue				$337,097

The composition of patient care service revenue by payor and level of care for the quarter ended September 30, 2019 is as follows (in thousands):

	Medicare	Medicaid	Commercial	Total
Routine home care	$255,856	$12,332	$6,558	$274,746
Continuous care	26,423	1,549	1,474	29,446
Inpatient care	20,038	1,976	1,585	23,599
	$302,317	$15,857	$9,617	$327,791

All other revenue - self-pay, respite care, etc.				2,356
Subtotal				$330,147
Medicare cap adjustment				(1,317)
Implicit price concessions				(4,236)
Room and board, net				(2,846)
Net revenue				$321,748

The composition of patient care service revenue by payor and level of care for the nine months ended September 30, 2020 is as follows (in thousands):

	Medicare	Medicaid	Commercial	Total
Routine home care	$772,162	$36,914	$17,878	$826,954
Continuous care	96,354	4,856	4,626	105,836
Inpatient care	74,796	7,285	3,902	85,983
	$943,312	$49,055	$26,406	$1,018,773

All other revenue - self-pay, respite care, etc.				8,175
Subtotal				$1,026,948
Medicare cap adjustment				(4,178)
Implicit price concessions				(10,976)
Room and board, net				(9,317)
Net revenue				$1,002,477

The composition of patient care service revenue by payor and level of care for the nine months ended September 30, 2019 is as follows (in thousands):

	Medicare	Medicaid	Commercial	Total
Routine home care	$745,835	$35,913	$18,311	$800,059
Continuous care	83,372	4,744	4,360	92,476
Inpatient care	58,309	6,241	4,513	69,063
	$887,516	$46,898	$27,184	$961,598

All other revenue - self-pay, respite care, etc.				6,598
Subtotal				$968,196
Medicare cap adjustment				(7,915)
Implicit price concessions				(10,904)
Room and board, net				(8,098)
Net revenue				$941,279

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

The composition of disaggregated revenue for the third quarter is as follows (in thousands):

	September 30,
	2020	2019
Short-term core service jobs	$143,089	$116,277
Water restoration	32,137	27,642
Contractor revenue	16,274	14,359
Franchise fees	1,235	1,819
All other	3,332	2,791
Subtotal	$196,067	$162,888
Implicit price concessions and credit memos	(4,867)	(4,023)
Net revenue	$191,200	$158,865

The composition of disaggregated revenue for the first nine months is as follows (in thousands):

	September 30,
	2020	2019
Short-term core service jobs	$404,054	$344,673
Water restoration	92,810	86,804
Contractor revenue	47,695	42,986
Franchise fees	3,635	5,063
All other	9,836	8,773
Subtotal	$558,030	$488,299
Implicit price concessions and credit memos	(14,213)	(13,347)
Net revenue	$543,817	$474,952

3.    Segments

Service revenues and sales by business segment are shown in Footnote 2. After-tax income/(loss) by business segment are as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019

VITAS	$45,737	$39,773	$147,262	$106,400
Roto-Rooter	31,176	26,140	84,966	76,302
Total	76,913	65,913	232,228	182,702
Corporate	(9,191)	(6,966)	(26,514)	(28,359)
Net income	$67,722	$58,947	$205,714	$154,343

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

4.    Earnings per Share

Earnings per share (“EPS”) are computed using the weighted average number of shares of capital stock outstanding. Earnings and diluted earnings per share are computed as follows (in thousands, except per share data):

		Net Income
For the Three Months Ended September 30,		Income	Shares	Earnings per Share
2020
	Earnings	$67,722	15,940	$4.25
	Dilutive stock options	-	358
	Nonvested stock awards	-	75
	Diluted earnings	$67,722	16,373	$4.14

2019
	Earnings	$58,947	15,970	$3.69
	Dilutive stock options	-	500
	Nonvested stock awards	-	85
	Diluted earnings	$58,947	16,555	$3.56

		Net Income
For the Nine Months Ended September 30,		Income	Shares	Earnings per Share
2020
	Earnings	$205,714	15,948	$12.90
	Dilutive stock options	-	394
	Nonvested stock awards	-	77
	Diluted earnings	$205,714	16,419	$12.53

2019
	Earnings	$154,343	15,952	$9.68
	Dilutive stock options	-	484
	Nonvested stock awards	-	78
	Diluted earnings	$154,343	16,514	$9.35

For the three months ended September 30, 2020, there were no stock options excluded from the computation of dilutive earnings per share because they would have been anti-dilutive.

For the nine months ended September 30, 2020, there were 277,000 stock options excluded from the computation of dilutive earnings per share because they would have been anti-dilutive.

For the three months ended September 30, 2019, there were no stock options excluded from the computation of dilutive earnings per share because they would have been anti-dilutive.

For the nine months ended September 30, 2019, there were 246,000 stock options excluded from the computation of dilutive earnings per share because they would have been anti-dilutive.

5.    Long-Term Debt and Lines of Credit

On June 20, 2018, we replaced our existing credit agreement with the Fourth Amended and Restated Credit Agreement (“2018 Credit Agreement”). Terms of the 2018 Credit Agreement consist of a five year, $450 million revolving credit facility and a $150 million expansion feature, which may consist of term loans or additional revolving commitments.  The interest rate at the inception of the agreement is LIBOR plus 100 basis points. The 2018 Credit Agreement has a floating interest rate that is generally LIBOR plus a tiered additional rate which varies based on our current leverage ratio. There is no debt outstanding as of September 30, 2020.

The 2018 Credit Agreement contains the following quarterly financial covenants effective as of September 30, 2020:

Description	Requirement

Leverage Ratio (Consolidated Indebtedness/Consolidated Adj. EBITDA)	< 3.50 to 1.00

Fixed Charge Coverage Ratio (Consolidated Free Cash Flow/Consolidated Fixed Charges)	> 1.50 to 1.00

We are in compliance with all debt covenants as of September 30, 2020. We have issued $37.9 million in standby letters of credit as of September 30, 2020, mainly for insurance purposes. Issued letters of credit reduce our available credit under the 2018 Credit Agreement. As of September 30, 2020, we have approximately $412.1 million of unused lines of credit available and eligible to be drawn down under our revolving credit facility.

6.    Other Operating Expenses/(Income)

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019

CARES Act grant	$8,805	$-	$(32,184)	$-
Litigation settlement	3,095	-	3,095	6,000
Loss on disposal of fixed assets	307	78	154	735
Transportation equipment held for sale	-	-	-	2,266
Total other operating expenses/(income)	$12,207	$78	$(28,935)	$9,001

See Footnote 1 for further discussion of the accounting for the CARES Act grant.

7.    Other Income – Net

Other income – net comprises the following (in thousands):

Three months ended September 30,			Nine months ended September 30,
2020		2019	2020	2019
Market value adjustment on assets held in
deferred compensation trust	$7,256	$2,886	$5,093	$5,094
Interest income	423	173	647	387
Other-net	(4)	(23)	(17)	7
Total other income - net	$7,675	$3,036	$5,723	$5,488

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

We do not currently have any finance leases, therefore all lease information disclosed is related to operating leases.

The components of balance sheet information related to leases were as follows:

	September 30,	December 31,
	2020	2019
Assets
Operating lease assets	$120,382	$111,652

Liabilities
Current operating leases	33,311	39,280
Noncurrent operating leases	99,241	86,656
Total operating lease liabilities	$132,552	$125,936

The components of lease expense for the third quarter is as follows (in thousands):

	Three months ended September 30,
	2020	2019
Lease Expense (a)
Operating lease expense	$15,277	$12,728
Sublease income	(31)	-
Net lease expense	$15,246	$12,728

The components of lease expense for the first nine months is as follows (in thousands):

	Nine months ended September 30,
	2020	2019
Lease Expense (a)
Operating lease expense	$45,007	$35,181
Sublease income	(38)	(6)
Net lease expense	$44,969	$35,175

(a)Includes short-term leases and variable lease costs, which are immaterial. Included in both cost of services provided and goods sold and selling, general and administrative expenses.

The components of cash flow information related to leases were as follows:

	Nine months ended September 30,
	2020	2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from leases	$37,393	$30,237

Leased assets obtained in exchange for new operating lease liabilities	$44,366	$38,890

Weighted Average Remaining Lease Term at September 30, 2020
Operating leases	5.1	years

Weighted Average Discount Rate at September 30, 2020
Operating leases	2.98%

Maturity of Operating Lease Liabilities (in thousands)

2020	$11,344
2021	39,588
2022	29,719
2023	22,767
2024	16,931
Thereafter	27,738
Total lease payments	$148,087
Less: interest	(10,977)
Less: future lease obligations not yet commenced	(4,558)
Total liability recognized on the balance sheet	$132,552

For leases commencing prior to April 2019, minimum rental payments exclude payments to landlords for real estate taxes and common area maintenance. Operating lease payments include $2.3 million related to extended lease terms that are reasonably certain of being exercised and exclude $4.6 million lease payments for leases signed but not yet commenced.

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

Three months ended September 30,		Nine months ended September 30,
2020	2019	2020	2019
$11,506	$6,445	$18,445	$17,155

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

In connection with the settlement, VITAS and certain of its subsidiaries entered into a corporate integrity agreement (“CIA”) on October 30, 2017. The CIA formalizes various aspects of VITAS’ already existing Compliance Program and contains requirements designed to document compliance with federal healthcare program requirements. It has a term of five years during which it imposes monitoring, reporting, certification, oversight, screening and training obligations, certain of which had previously been implemented by VITAS. It also requires VITAS to engage an Independent Review Organization to perform audit and review functions and to prepare reports regarding compliance with federal healthcare programs. In the event of breach of the CIA, VITAS could become liable for payment of stipulated penalties or could be excluded from participation in federal healthcare programs.

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

Alfred Lax (“Lax”), a former employee of Roto-Rooter Services Company (“RRSC”) filed a class action lawsuit in Santa Clara County Superior Court in November of 2018 alleging (1) failure to provide or compensate for required rest breaks; (2) failure to properly pay for all hours worked; (3) failure to provide accurate wage statements; (4) failure to reimburse for work-related expenses; and (5) unfair business practices. Lax stated these claims as a representative of a class defined as all service technicians employed by RRSC in California during the four years preceding the filing of the complaint. He sought a determination that the action may proceed and be maintained as a class action and for compensatory and statutory damages (premium payments for missed rest periods, uncompensated rest periods, wages for time allegedly not paid such as travel time, repair time, and vehicle maintenance time, and unreimbursed expenses), penalties and restitutions, pre- and post-judgement interest and attorneys’ fees and costs. The lawsuit is, Alfred Lax on behalf of himself and all others similarly situated v. Roto-Rooter Services Company, and Does 1 through 50 inclusive; Santa Clara County Superior Court Case Number 18CV338652. The Company entered into a settlement agreement in August 2020 to resolve the allegations, for a settlement amount of $2.6 million plus employment taxes. The settlement includes technicians in its Menlo Park and Bristol locations. The settlement was recorded in the third quarter of 2020. As of September 30, 2020, $3.1 million was accrued in the accompanying Consolidated Balance Sheet. A hearing for preliminary approval of the settlement is scheduled for November 19, 2020.

On October 16, 2020, VITAS received a Civil Investigative Demand (“CID”) issued by the U.S. Department of Justice pursuant to the False Claims Act concerning allegations of the submission of false claims for hospice services for which reimbursement was sought from federal healthcare programs, including Medicare. The CID has requested information regarding 32 patients from our Florida operations. We are cooperating with the U.S. Department of Justice with respect to this investigation. The Company cannot predict when the investigation will be resolved or the outcome of the investigation.

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

12.    Concentration of Risk

As of September 30, 2020, and December 31, 2019, approximately 67% and 71%, respectively, of VITAS’ total accounts receivable balance were from Medicare and 26% and 24%, respectively, of VITAS’ total accounts receivable balance were due from various state Medicaid or managed Medicaid programs. Combined accounts receivable from Medicare, Medicaid, and managed Medicaid represent approximately 80% of the consolidated net accounts receivable in the accompanying consolidated balance sheets as of September 30, 2020.

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

13.    Cash Overdrafts and Cash Equivalents

There are no cash overdrafts payable included in accounts payable at September 30, 2020 (December 31, 2019 - $9.8 million).

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

The following shows the carrying value, fair value and the hierarchy for our financial instruments as of September 30, 2020 (in thousands):

		Fair Value Measure
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Mutual fund investments of deferred
compensation plans held in trust	$86,865	$86,865	$-	$-
Total debt	-	-	-	-

The following shows the carrying value, fair value and the hierarchy for our financial instruments as of December 31, 2019 (in thousands):

		Fair Value Measure
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Mutual fund investments of deferred
compensation plans held in trust	$77,446	$77,446	$-	$-
Total debt	90,000	-	90,000	-

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

15.    Capital Stock Repurchase Plan Transactions

We repurchased the following capital stock:

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019

Total cost of repurchased shares (in thousands)	$24,975	$-	$147,123	$71,926
Shares repurchased	50,000	-	325,000	219,009
Weighted average price per share	$499.48	$-	$452.69	$328.41

In March 2020, the Board of Directors authorized an additional $250.0 million for stock repurchase under Chemed’s existing share repurchase program. We currently have $206.9 million of authorization remaining under this share repurchase plan.

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

The franchise fee revenue, the valuation of reacquired franchise rights and amortization for the acquired franchises are as follows:

			Annualized
		Valuation	Amortization of
	2018 Franchise	of Reacquired	Reacquired
	Revenue	Franchise Rights	Franchise Rights
HSW	$1,782	$52,980	$7,258
Oakland	95	6,190	825
Subtotal	1,877	$59,170	$8,083
All other franchise territories	4,505
	$6,382

Amortization of reacquired franchise rights comprises the following (in thousands):

Three months ended September 30,		Nine months ended September 30,
2020	2019	2020	2019

$2,352	$331	$7,056	$1,103

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

The pro forma revenue and earnings of the Company for the three and nine months ended September 30, as if all acquisitions made in fiscal 2020 and 2019 were completed on January 1, 2019, are as follows: (in thousands, except per share data):

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Service revenues and sales	$528,297	$500,289	$1,546,674	$1,480,432
Net income	$67,722	$62,194	$205,773	$164,679
Earnings per share	$4.25	$3.89	$12.90	$10.32
Diluted earnings per share	$4.14	$3.76	$12.53	$9.97

Shown below is movement in Goodwill (in thousands):

	VITAS	Roto-Rooter	Total
Balance at December 31, 2019	$333,331	$244,036	$577,367
Business combinations	-	1,193	1,193
Foreign currency adjustments	-	(41)	(41)
Balance at September 30, 2020	$333,331	$245,188	$578,519

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

The following is a summary of the key operating results (in thousands except per share amounts):

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Service revenues and sales	$528,297	$480,613	$1,546,294	$1,416,231
Net income	$67,722	$58,947	$205,714	$154,343
Diluted EPS	$4.14	$3.56	$12.53	$9.35
Adjusted net income	$79,556	$57,213	$212,494	$160,603
Adjusted diluted EPS	$4.86	$3.46	$12.94	$9.73
Adjusted EBITDA	$117,805	$86,907	$319,576	$246,794
Adjusted EBITDA as a % of revenue	22.3%	18.1%	20.7%	17.4%

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

For the three months ended September 30, 2020, the increase in consolidated service revenues and sales was driven by an 20.4% increase at Roto-Rooter and a 4.8% increase at VITAS. The increase in service revenues at Roto-Rooter was driven by an increase in almost all major service lines for residential customers as well as a result of acquisitions completed in 2019. The increase in service revenues at VITAS is comprised primarily of a $5.4 million reduction in Medicare Cap contra-revenue, a geographically weighted average Medicare reimbursement rate increase of approximately 5.7%, and acuity mix shift which reduced the blended average Medicare rate increase approximately 2.4% offset by a 0.2% decrease in days-of-care. See page 42 for additional VITAS operating metrics.

For the nine months ended September 30, 2020, the increase in consolidated service revenues and sales was driven by a 14.5% increase at Roto-Rooter and a 6.5% increase at VITAS. The increase in service revenues at Roto-Rooter was driven by an increase in almost all major service lines for residential customers as well as a result of acquisitions completed in 2019. The increase in service revenues at VITAS is comprised primarily of a 2.8% increase in days-of-care, a geographically weighted average Medicare reimbursement rate increase of approximately 5.4%, and acuity mix shift which reduced the blended Medicare rate increase by approximately 2.1%. See page 42 for additional VITAS operating metrics.

The current COVID-19 pandemic did have a material impact on our business operations, results of operations, cash flow and financial position as of and for the three and nine months ended September 30, 2020. We are closely monitoring the impact of the pandemic on all aspects of our business including impacts to employees, customers, patients, suppliers and vendors. The Company’s two operating subsidiaries have been categorized as critical infrastructure businesses and are not currently materially limited by federal, state or local regulations that restrict movement or operating ability.

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

•On April 10, 2020 VITAS automatically received $80.2 million from the Relief Fund based upon VITAS’s 2019 Medicare fee-for-service Medicare revenue. The main condition that is attached to the grant is that the money will be used “only for health care related expenses or lost revenues that are attributable to coronavirus”. HHS guidance does not specifically designate what healthcare expenses are related to COVID-19. The guidance to date is general and broad but does provide some examples such as equipment and supplies, workforce training, reporting COVID-19 test results, securing separate facilities for COVID-19 patients and acquiring additional resources to expand or preserve care delivery. VITAS has cared for approximately 3,500 COVID positive patients through September 30, 2020.

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

•Chemed and its subsidiaries have deferred $22.9 million of certain employer payroll taxes as permitted by the CARES Act.

•During the period from May 1, 2020 through December 31, 2020, the 2% Medicare sequestration reimbursement cut is suspended. For the three and nine month period ended September 30, 2020 approximately $6.3 million and $10.5 million, respectively, was recognized as revenue due to the suspension of sequestration.

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

The components of the amount recognized are as follows, (in thousands):

	Three months ended	Nine months ended
	September 30, 2020	September 30, 2020

Incremental PTO	$-	$21,425
Hard costs	6,945	10,759
Incremental Medicare Cap	(2,250)	-
Lost revenue	(13,500)	-
Other operating (income)/expense	$(8,805)	$32,184

Hard costs are primarily expenses paid to outside vendors for personal protection equipment, COVID testing for front line workers and deep cleaning of in-patient facilities. In April, VITAS provided an extra two weeks of paid time off to all frontline workers.

During the second quarter of 2020, VITAS recognized $2.3 million for anticipated additional Medicare Cap revenue reductions. The deterioration of admissions was not as severe as anticipated and therefore, the $2.3 million was reversed in the third quarter of 2020.

During the second quarter of 2020, VITAS recognized $13.5 million for estimated lost revenue as a result of the pandemic. On September 19, 2020, the U.S. Department of Health and Human Services (“HHS”) released additional guidance related to Relief Funds granted. Included in this guidance was clarification that lost revenue represents “a negative change in year-over-year net patient care operating income”. This is a significant change from the definition of lost revenue previously provided by HHS. As a result of these changes in facts and circumstances, the $13.5 million that was previously recognized was reversed in the third quarter of 2020. We will continue to monitor guidance provided by HHS. Current guidance states that the Company has through June 30, 2021 to utilize the provider relief funding; any unutilized amounts remaining after June 30, 2021 will need to be returned to the government.

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

The franchise fee revenue, the valuation of reacquired franchise rights and amortization for the acquired franchises are as follows:

			Multiple of Annual		Annualized
		Valuation	Franchise Fees		Amortization of
	2018 Franchise	of Reacquired	to Reacquired		Reacquired
	Revenue	Franchise Rights	Franchise Rights		Franchise Rights
HSW	$1,782	$52,980	29.7	yrs	$7,258
Oakland	95	6,190	65.2		825
Subtotal	1,877	$59,170	31.5	yrs	$8,083
All other franchise territories	4,505
	$6,382

Amortization of reacquired franchise agreements comprises the following (in thousands):

Three months ended September 30,		Nine months ended September 30,
2020	2019	2020	2019

$2,352	$331	$7,056	$1,103

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

The 2020 pandemic has made accurate modeling and providing meaningful earnings guidance for Chemed exceptionally challenging. Federal, state and local government authorities are forced to make swift decisions within our healthcare system, labor pools and general economy. These governmental decisions have the potential for an immediate and material impact on VITAS and Roto-Rooter operating results.

Over the past seven months, Chemed has been able to successfully navigate within this rapidly changing environment and produce operating results that we believe provide us with the ability to issue guidance for the remainder of the calendar year. However, this guidance should be taken with the recognition the pandemic will continue to materially disrupt all aspects of our healthcare system and general economy to such an extent that future rules, regulations and government mandates could materially impact our ability to achieve this guidance.

Revenue growth for VITAS in 2020, prior to Medicare Cap, is estimated to be 4%. Average Daily Census in 2020 is estimated to expand approximately 1.3%. Full-year Adjusted EBITDA margin, prior to Medicare Cap, is estimated to be 21%. We are currently estimating $8.7 million for Medicare Cap billing limitations for calendar year 2020. We also anticipate the $80.2 million of CARES Act funds formulaically calculated by the federal government based upon our 2019 Medicare fee-for-service revenue will be adequate to cover increased costs specifically related to operating our healthcare unit during the pandemic as well as any incremental Medicare Cap billing limitations triggered from declines in Medicare admissions. Chemed’s full year adjusted earnings per share guidance eliminates any financial benefit from the CARES Act funds that relate to lost revenue. We anticipate returning any unused CARES Act funds to the federal government at the end of the pandemic measurement period. Roto-Rooter is forecasted to achieve full-year 2020 revenue growth of 12.5% to 13.0%. Roto-Rooter’s Adjusted EBITDA margin for 2020 is estimated to be 26.1%. We anticipate that our operating income and cash flows will sufficient to operate our businesses and meet any commitments for the foreseeable future.

Financial Condition

Liquidity and Capital Resources

Material changes in the balance sheet accounts from December 31, 2019 to September 30, 2020 include the following:

•A $33.0 million decrease in accounts receivable due to timing of receipts.

•A $11.8 million decrease in accounts payable due to timing of payments.

•A $31.1 million increase in accrued compensation due to accrual of additional paid time off for VITAS front line works and an increase in accrued bonus.

•A $48.0 million increase in the unutilized portion of the CARES Act grant received in the second quarter of 2020.

•A $90.0 million decrease in long-term debt due to payments made in 2020.

•A $23.2 million increase in other liabilities mainly due to the deferral of certain payroll taxes as permitted by the CARES Act.

•A $179.9 million increase in treasury stock due mainly to stock repurchases.

Net cash provided by operating activities increased $164.8 million from September 30, 2019 to September 30, 2020. The main drivers of the increase relate to the receipt of $80.2 million in CARES Act grant funds and the deferral of payroll tax payments as permitted by the CARES Act. Additionally, significant changes in our accounts receivable balances are typically driven by the timing of payments received from the Federal government at our VITAS subsidiary. We typically receive a payment in excess of $40.0 million from the Federal government for hospice services every other Friday. The timing of a period end will have a significant impact on the accounts receivable at VITAS. These changes generally normalize over a two year period, as cash flow variations in one year are offset in the following year.

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

We have issued $37.9 million in standby letters of credit as of September 30, 2020, mainly for insurance purposes. Issued letters of credit reduce our available credit under the revolving credit agreement. As of September 30, 2020, we have approximately $412.1 million of unused lines of credit available and eligible to be drawn down under our revolving credit facility. Management believes its liquidity and sources of capital are satisfactory for the Company’s needs in the foreseeable future.

Commitments and Contingencies

Collectively, the terms of our credit agreements require us to meet various financial covenants, to be tested quarterly. We are in compliance with all financial and other debt covenants as of September 30, 2020 and anticipate remaining in compliance throughout the foreseeable future.

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

In connection with the settlement, VITAS and certain of its subsidiaries entered into a corporate integrity agreement (“CIA”) on October 30, 2017. The CIA formalizes various aspects of VITAS’ already existing Compliance Program and contains requirements designed to document compliance with federal healthcare program requirements. It has a term of five years during which it imposes monitoring, reporting, certification, oversight, screening and training obligations, certain of which had previously been implemented by VITAS. It also requires VITAS to engage an Independent Review Organization to perform audit and review functions and to prepare reports regarding compliance with federal healthcare programs. In the event of breach of the CIA, VITAS could become liable for payment of stipulated penalties or could be excluded from participation in federal healthcare programs.

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

Alfred Lax (“Lax”), a former employee of Roto-Rooter Services Company (“RRSC”) filed a class action lawsuit in Santa Clara County Superior Court in November of 2018 alleging (1) failure to provide or compensate for required rest breaks; (2) failure to properly pay for all hours worked; (3) failure to provide accurate wage statements; (4) failure to reimburse for work-related expenses; and (5) unfair business practices. Lax stated these claims as a representative of a class defined as all service technicians employed by RRSC in California during the four years preceding the filing of the complaint. He sought a determination that the action may proceed and be maintained as a class action and for compensatory and statutory damages (premium payments for missed rest periods, uncompensated rest periods, wages for time allegedly not paid such as travel time, repair time, and vehicle maintenance time, and unreimbursed expenses), penalties and restitutions, pre- and post-judgement interest and attorneys’ fees and costs. The lawsuit is, Alfred Lax on behalf of himself and all others similarly situated v. Roto-Rooter Services Company, and Does 1 through 50 inclusive; Santa Clara County Superior Court Case Number 18CV338652. The Company entered into a settlement agreement in August 2020 to resolve the allegations, for a settlement amount of $2.6 million plus employment taxes. The settlement includes technicians in its Menlo Park and Bristol locations. The settlement was recorded in the third quarter of 2020. As of September 30, 2020, $3.1 million was accrued in the accompanying Consolidated Balance Sheet. A hearing for preliminary approval of the settlement is scheduled for November 19, 2020.

On October 16, 2020, VITAS received a Civil Investigative Demand (“CID”) issued by the U.S. Department of Justice pursuant to the False Claims Act concerning allegations of the submission of false claims for hospice services for which reimbursement was sought from federal healthcare programs, including Medicare. The CID has requested information regarding 32 patients from our Florida operations. We are cooperating with the U.S. Department of Justice with respect to this investigation. The Company cannot predict when the investigation will be resolved or the outcome of the investigation.

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

Results of Operations

Three months ended September 30, 2020 versus 2019 - Consolidated Results

Our service revenues and sales for the third quarter of 2020 increased 9.9% versus services and sales revenues for the third quarter of 2019. Of this increase, a $15.3 million increase was attributable to VITAS and $32.3 million increase was attributable to Roto-Rooter. The following chart shows the components of revenue by operating segment (in thousands):

	Three months ended September 30,
	2020	2019
VITAS
Routine homecare	$278,856	$274,746
Continuous care	30,699	29,446
General inpatient	27,633	23,599
Other	2,910	2,356
Medicare cap adjustment	4,072	(1,317)
Room and board - net	(3,289)	(2,846)
Implicit price concessions	(3,784)	(4,236)
Roto-Rooter
Drain cleaning - short term core	55,527	46,485
Plumbing - short term core	39,439	34,772
Subtotal	94,966	81,257
Excavation - short term core	47,688	34,537
Water restoration	32,137	27,642
Contractor operations	16,274	14,359
Outside franchisee fees	1,235	1,819
Other - short term core	435	483
Other	3,332	2,791
Implicit price concessions	(4,867)	(4,023)
Total	$528,297	$480,613

Days of care at VITAS during the quarter ended September 30 were as follows:

	Days of Care		Increase/(Decrease)
	2020	2019	Percent

Routine homecare	1,426,191	1,361,508	4.8
Nursing home	261,396	315,566	(17.2)
Respite	4,566	8,582	(46.8)
Subtotal routine homecare and respite	1,692,153	1,685,656	0.4
Continuous care	33,013	39,670	(16.8)
General inpatient	27,017	30,553	(11.6)
Total days of care	1,752,183	1,755,879	(0.2)

This increase in service revenues at VITAS is comprised primarily of reduction in Medicare Cap contra-revenue of $5.4 million, a geographically weighted average Medicare reimbursement rate increase of approximately 5.7%, and acuity mix shift which reduced the blended average Medicare rate increase by approximately 2.4% as well as a 0.2% decrease in days-of-care.

During the quarter ended September 30, 2020, we reversed $4.1 million in net Medicare cap revenue reduction for the 2020 government fiscal year. During the quarter ended September 30, 2019, we recorded $1.3 million in net Medicare cap revenue reduction related to three programs for the 2019 government fiscal year. Additionally, we recorded $847,000 related to adjustments to prior year cap liabilities.

The increase in plumbing revenues for the third quarter of 2020 versus 2019 is attributable to a 2.8% decrease in price and service mix shift and a 16.2% increase in job count. The increase in excavation revenues for the third quarter of 2020 versus 2019 is attributable to a 14.2% increase in price and service mix shift and a 23.9% increase in job count. Drain cleaning revenues for the third quarter of 2020 versus 2019 reflect a 0.6% increase in price and service mix shift and a 18.9% increase in job count. Water restoration revenue increased for the third quarter of 2020 versus 2019 due to a 10.3% increase in job count and an 6.0% increase in price. Contractor operations increased 13.3% mainly due to their continued expansion into water restoration. The increase in job count for all service lines was driven by residential customers.

The consolidated gross margin was 35.8% in the third quarter of 2020 as compared with 31.7% in the third quarter of 2019. On a segment basis, VITAS’ gross margin was 26.8% in the third quarter of 2020 as compared with 23.1%, in the third quarter of 2019. The increase in gross margin is attributable mainly to decreased labor costs and a reversal of Medicare Cap liability during the third quarter of 2020. The Roto-Rooter segment’s gross margin was 51.6% for the third quarter of 2020 as compared with 49.2% in the third quarter of 2019 primarily due to increased revenue and expense management.

Selling, general and administrative expenses (“SG&A”) comprise (in thousands):

	Three months ended September 30,
	2020	2019
SG&A expenses before long-term incentive compensation and the impact of market value adjustments related to deferred compensation trusts	$79,287	$72,273
Impact of market value adjustments related to assets held in deferred compensation trusts	7,256	2,886
Long-term incentive compensation	1,774	1,677
Total SG&A expenses	$88,317	$76,836

SG&A expenses before long-term incentive compensation and the impact of market value adjustments related to deferred compensation trusts for the third quarter of 2020 were up 9.7% when compared to the third quarter of 2019. This increase was mainly a result of the increase in variable selling and general administrative expenses caused by increased revenue.

Depreciation for the third quarter of 2020 increased 15.4% when compared to the third quarter of 2019 primarily due to new equipment purchased at Roto-Rooter related to the acquisitions completed in the second half of 2019.

Amortization for the third quarter of 2020 increased 469.4% when compared to the third quarter of 2019 due to the amortization of reacquired franchise rights related to acquisitions completed in the second half of 2019.

Other operating expenses comprise the following (in thousands):

	Three months ended September 30,
	2020	2019
CARES Act grant	$8,805	$-
Loss on disposal of fixed assets	307	78
Litigation settlement	3,095	-
Total other operating expenses	$12,207	$78

Other income – net comprise (in thousands):

	Three months ended September 30,
	2020	2019
Market value adjustment on assets held in deferred compensation trusts	$7,256	$2,886
Interest income	423	173
Other	(4)	(23)
Total other income - net	$7,675	$3,036

Our effective tax rate reconciliation is as follows (in thousands):

	Three months ended September 30,
	2020	2019

Income tax provision calculated at the statutory federal rate	$17,137	$14,054
Stock compensation tax benefits	(7,187)	(8,792)
State and local income taxes	3,028	1,183
Other--net	904	1,531
Income tax provision	$13,882	$7,976
Effective tax rate	17.0%	11.9%

Net income for both periods included the following after-tax items/adjustments that (reduced) or increased after-tax earnings (in thousands):

	Three months ended September 30,
	2020	2019
VITAS
CARES Act grant	$(6,528)	$-
Direct costs related to COVID-19	(5,181)	-
COVID-19 Medicare cap	1,679	-
Medicare cap sequestration adjustment	635	(639)
Roto-Rooter
Litigation settlement	(2,275)	-
Amortization of reacquired franchise agreements	(1,728)	(244)
Direct costs related to COVID-19	(971)	-
Acquisition expenses	-	(2,411)
Corporate
Excess tax benefits on stock compensation	7,187	8,792
Stock option expense	(2,970)	(2,278)
Long-term incentive compensation	(1,682)	(1,486)
Total	$(11,834)	$1,734

Three months ended September 30, 2020 versus 2019 - Segment Results

Net income/(loss) for the third quarter of 2020 versus the third quarter of 2019 by segment (in thousands):

	Three months ended September 30,
	2020	2019
VITAS	$45,737	$39,773
Roto-Rooter	31,176	26,140
Corporate	(9,191)	(6,966)
	$67,722	$58,947

VITAS’ after-tax earnings increased due to higher revenue and improved labor management and ancillary costs. After-tax earnings as a percent of revenue at VITAS in the third quarter of 2020 was 13.6% as compared to 12.3% in the third quarter of 2019.

Roto-Rooter’s net income was impacted in 2020 compared to 2019 primarily by higher revenue offset by increased depreciation and amortization expense. After-tax earnings as a percent of revenue at Roto-Rooter in the third quarter of 2020 was 16.3%, essentially equal to the third quarter of 2019.

After-tax Corporate expenses for 2020 increased 31.9% when compared to 2019 due mainly to a $1.6 million decrease in the excess tax benefits on stock compensation.

Results of Operations

Nine months ended September 30, 2020 versus 2019 - Consolidated Results

Our service revenues and sales for the first nine months of 2020 increased 9.2% versus services and sales revenues for the first nine months of 2019. Of this increase, a $61.2 million increase was attributable to VITAS and $69.9 million increase was attributable to Roto-Rooter. The following chart shows the components of revenue by operating segment (in thousands):

	Nine months ended September 30,
	2020	2019
VITAS
Routine homecare	$826,954	$800,059
Continuous care	105,836	92,476
General inpatient	85,983	69,063
Other	8,175	6,598
Medicare cap adjustment	(4,178)	(7,915)
Room and board - net	(9,317)	(8,098)
Implicit price concessions	(10,976)	(10,904)
Roto-Rooter
Drain cleaning - short term core	159,003	137,176
Plumbing - short term core	108,255	101,361
Subtotal	267,258	238,537
Excavation - short term core	135,425	104,497
Water restoration	92,810	86,804
Contractor operations	47,695	42,986
Outside franchisee fees	3,635	5,063
Other - short term core	1,371	1,639
Other	9,836	8,773
Implicit price concessions	(14,213)	(13,347)
Total	$1,546,294	$1,416,231

Days of care at VITAS during the nine months ended September 30 were as follows:

	Days of Care		Increase/(Decrease)
	2020	2019	Percent

Routine homecare	4,192,681	3,961,261	5.8
Nursing home	844,232	909,318	(7.2)
Respite	15,416	21,552	(28.5)
Subtotal routine homecare and respite	5,052,329	4,892,131	3.3
Continuous care	110,200	125,397	(12.1)
General inpatient	84,907	89,366	(5.0)
Total days of care	5,247,436	5,106,894	2.8

The revenue increase at VITAS is comprised primarily of the 2.8% increase in days-of-care, a geographically weighted average Medicare reimbursement rate increase of approximately 5.4%, and acuity mix shift which then decreased the blended Medicare rate increase by approximately 2.1%.

During the first nine months ended September 30, 2020, we recorded $4.2 million in net Medicare cap revenue reduction related to five programs for the 2020 government fiscal year. During the first nine months ended September 30, 2019, we recorded $7.9 million in net Medicare cap revenue reduction related to four programs for the 2019 government fiscal year. Additionally, we recorded $847,000 related to adjustments of prior year cap liabilities.

The increase in plumbing revenues for the first nine months of 2020 versus 2019 is attributable to a 1.7% increase in price and service mix shift and an 5.1% increase in job count. The increase in excavation revenues for the first nine months of 2020 versus 2019 is attributable to a 10.0% increase in price and service mix shift and a 19.6% increase in job count. Drain cleaning revenues for the first nine months of 2020 versus 2019 reflect a 3.6% increase in price and service mix shift and a 12.3% increase in job count. The increase in water restoration revenue for the first nine months of 2020 versus 2019 is attributable to a 6.2% increase in job count and by a 0.7% increase in price. Contractor operations increased 11.0% mainly due to their continued expansion into water restoration. The increase in job count for all service lines was driven by residential customers.

The consolidated gross margin was 32.5% in the first nine months of 2020 as compared with 31.2% in the first nine months of 2019. On a segment basis, VITAS’ gross margin was 22.9% in the first nine months of 2020 as compared with 22.6%, in the first nine months of 2019. The Roto-Rooter segment’s gross margin was 50.3% for the first nine months of 2020 as compared with 48.3% in the first nine months of 2019 primarily due to increased revenue and expense management.

Selling, general and administrative expenses (“SG&A”) comprise (in thousands):

	Nine months ended September 30,
	2020	2019
SG&A expenses before long-term incentive compensation and the impact of market value adjustments related to deferred compensation trusts	$232,797	$212,775
Long-term incentive compensation	5,523	4,552
Impact of market value adjustments related to assets held in deferred compensation trusts	5,093	5,094
Total SG&A expenses	$243,413	$222,421

SG&A expenses before long-term incentive compensation and the impact of market value adjustments related to deferred compensation trusts for the first nine months of 2020 were up 9.4% when compared to the first nine months of 2019. This increase was mainly a result of the increase in variable selling and general administrative expenses caused by increased revenue.

Depreciation for the first nine months of 2020 increased 16.9% when compared to the first nine months of 2019 primarily due to new equipment purchased at Roto-Rooter related to the acquisitions completed in the second half of 2019.

Amortization for the first nine months of 2020 increased 447.3% when compared to the first nine months of 2019 due to the amortization of reacquired franchise rights related to acquisitions completed in the second half of 2019.

Other operating (income)/expenses comprise the following (in thousands):

	Nine months ended September 30,
	2020	2019
CARES Act grant	$(32,184)	$-
Loss on disposal of fixed assets	154	735
Transportation equipment held for sale	-	2,266
Litigation settlement	3,095	6,000
Total other operating (income)/expenses	$(28,935)	$9,001

Other income – net comprise (in thousands):

	Nine months ended September 30,
	2020	2019
Market value adjustment on assets held in deferred compensation trusts	$5,093	$5,094
Interest income	647	387
Other	(17)	7
Total other income - net	$5,723	$5,488

Our effective tax rate reconciliation is as follows (in thousands):

	Nine months ended September 30,
	2020	2019

Income tax provision calculated at the statutory federal rate	$52,531	$38,223
Stock compensation tax benefits	(19,943)	(18,737)
State and local income taxes	9,118	4,652
Other--net	2,729	3,533
Income tax provision	$44,435	$27,671
Effective tax rate	17.8%	15.2%

Net income for both periods included the following after-tax items/adjustments that (reduced) or increased after-tax earnings (in thousands):

	Nine Months Ended September 30,
	2020	2019
VITAS
CARES Act grant	$24,009	$-
Direct costs related to COVID-19	(24,009)	-
Medicare cap sequestration adjustment	(462)	(2,279)
Litigation settlement	-	(4,476)
Non cash ASC 842 benefit	-	(490)
Roto-Rooter
Amortization of acquired and cancelled franchise agreements	(5,185)	(811)
Direct costs related to COVID-19	(2,426)	-
Litigation settlement	(2,275)	-
Acquisition expenses	-	(2,482)
Non cash ASC 842 benefit	-	(40)
Corporate
Excess tax benefits on stock compensation	19,943	18,737
Stock option expense	(11,369)	(8,804)
Long-term incentive compensation	(5,006)	(3,915)
Impairment loss on transportation equipment	-	(1,733)
Non cash ASC 842 benefit	-	124
Acquisition expenses	-	(91)
Total	$(6,780)	$(6,260)

Nine months ended September 30, 2020 versus 2019 - Segment Results

Net income/(loss) for the first nine months of 2020 versus the first nine months of 2019 by segment (in thousands):

	Nine months ended September 30,
	2020	2019
VITAS	$147,262	$106,400
Roto-Rooter	84,966	76,302
Corporate	(26,514)	(28,359)
	$205,714	$154,343

VITAS’ after-tax earnings were positively impacted in 2020 compared to 2019 due to higher revenue and improved labor management and ancillary costs. After-tax earnings as a percent of revenue at VITAS in the first nine months of 2020 was 14.7% as compared to 11.3% in the first nine months of 2019.

Roto-Rooter’s net income was impacted in 2020 compared to 2019 primarily by higher revenue offset by increased depreciation and amortization expense. After-tax earnings as a percent of revenue at Roto-Rooter in the first nine months of 2020 was 15.6% as compared to 16.1% in the first nine months of 2019.

After-tax Corporate expenses for 2020 decreased 6.5% when compared to 2019 due mainly to a $1.2 million increase in the excess tax benefits on stock compensation.

CHEMED CORPORATION AND SUBSIDIARY COMPANIES
CONSOLIDATING STATEMENTS OF INCOME
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2020
(in thousands)(unaudited)

				Chemed
	VITAS	Roto-Rooter	Corporate	Consolidated
2020 (a)
Service revenues and sales	$337,097	$191,200	$-	$528,297
Cost of services provided and goods sold	246,636	92,604	-	339,240
Selling, general and administrative expenses	21,799	48,074	18,444	88,317
Depreciation	5,592	6,089	33	11,714
Amortization	18	2,493	-	2,511
Other operating expense	9,052	3,155	-	12,207
Total costs and expenses	283,097	152,415	18,477	453,989
Income/(loss) from operations	54,000	38,785	(18,477)	74,308
Interest expense	(47)	(80)	(252)	(379)
Intercompany interest income/(expense)	5,337	1,651	(6,988)	-
Other income—net	381	38	7,256	7,675
Income/(expense) before income taxes	59,671	40,394	(18,461)	81,604
Income taxes	(13,934)	(9,218)	9,270	(13,882)
Net income/(loss)	$45,737	$31,176	$(9,191)	$67,722

(a) The following amounts are included in net income (in thousands):
				Chemed
	VITAS	Roto-Rooter	Corporate	Consolidated
Pretax benefit/(cost):
CARES Act grant	$(8,805)	$-	$-	$(8,805)
Direct costs related to COVID-19	(6,945)	(1,321)	-	(8,266)
Stock option expense	-	-	(3,182)	(3,182)
Litigation settlement	-	(3,095)	-	(3,095)
Amortization of reacquired franchise agreements	-	(2,352)	-	(2,352)
COVID-19 Medicare cap	2,250	-	-	2,250
Long-term incentive compensation	-	-	(1,774)	(1,774)
Medicare cap sequestration	852	-	-	852
Total	$(12,648)	$(6,768)	$(4,956)	$(24,372)

				Chemed
	VITAS	Roto-Rooter	Corporate	Consolidated
After-tax benefit/(cost):
CARES Act grant	$(6,528)	$-	$-	$(6,528)
Direct costs related to COVID-19	(5,181)	(971)	-	(6,152)
Stock option expense	-	-	(2,970)	(2,970)
Litigation settlement	-	(2,275)	-	(2,275)
Amortization of reacquired franchise agreements	-	(1,728)	-	(1,728)
Long-term incentive compensation	-	-	(1,682)	(1,682)
COVID-19 Medicare cap	1,679	-	-	1,679
Medicare cap sequestration	635	-	-	635
Excess tax benefits on stock compensation	-	-	7,187	7,187
Total	$(9,395)	$(4,974)	$2,535	$(11,834)

CHEMED CORPORATION AND SUBSIDIARY COMPANIES
CONSOLIDATING STATEMENTS OF INCOME
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2019
(in thousands)(unaudited)

				Chemed
	VITAS	Roto-Rooter	Corporate	Consolidated
2019 (a)
Service revenues and sales	$321,748	$158,865	$-	$480,613
Cost of services provided and goods sold	247,551	80,632	-	328,183
Selling, general and administrative expenses	21,965	41,758	13,113	76,836
Depreciation	5,105	5,003	39	10,147
Amortization	18	423	-	441
Other operating expenses/(income)	97	(19)	-	78
Total costs and expenses	274,736	127,797	13,152	415,685
Income/(loss) from operations	47,012	31,068	(13,152)	64,928
Interest expense	(48)	(80)	(913)	(1,041)
Intercompany interest income/(expense)	4,618	2,234	(6,852)	-
Other income—net	121	31	2,884	3,036
Income/(expense) before income taxes	51,703	33,253	(18,033)	66,923
Income taxes	(11,930)	(7,113)	11,067	(7,976)
Net income/(loss)	$39,773	$26,140	$(6,966)	$58,947

(a) The following amounts are included in net income (in thousands):
				Chemed
	VITAS	Roto-Rooter	Corporate	Consolidated
Pretax benefit/(cost):
Acquisition expenses	$-	$(3,281)	$-	$(3,281)
Stock option expense	-	-	(2,711)	(2,711)
Long-term incentive compensation	-	-	(1,677)	(1,677)
Medicare cap sequestration adjustment	(859)	-	-	(859)
Amortization of reacquired franchise agreements	-	(331)	-	(331)
Total	$(859)	$(3,612)	$(4,388)	$(8,859)

				Chemed
	VITAS	Roto-Rooter	Corporate	Consolidated
After-tax benefit/(cost):
Acquisition expenses	$-	$(2,411)	$-	$(2,411)
Stock option expense	-	-	(2,278)	(2,278)
Long-term incentive compensation	-	-	(1,486)	(1,486)
Medicare cap sequestration adjustment	(639)	-	-	(639)
Amortization of reacquired franchise agreements	-	(244)	-	(244)
Excess tax benefits on stock compensation	-	-	8,792	8,792
Total	$(639)	$(2,655)	$5,028	$1,734

CHEMED CORPORATION AND SUBSIDIARY COMPANIES
CONSOLIDATING STATEMENTS OF INCOME
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2020
(in thousands)(unaudited)

				Chemed
	VITAS	Roto-Rooter	Corporate	Consolidated
2020 (a)
Service revenues and sales	$1,002,477	$543,817	$-	$1,546,294
Cost of services provided and goods sold	772,880	270,268	-	1,043,148
Selling, general and administrative expenses	65,141	138,587	39,685	243,413
Depreciation	16,622	18,035	104	34,761
Amortization	53	7,423	-	7,476
Other operating (income)/expense	(31,661)	2,725	1	(28,935)
Total costs and expenses	823,035	437,038	39,790	1,299,863
Income/(loss) from operations	179,442	106,779	(39,790)	246,431
Interest expense	(137)	(272)	(1,596)	(2,005)
Intercompany interest income/(expense)	14,463	4,422	(18,885)	-
Other income—net	549	68	5,106	5,723
Income/(expense) before income taxes	194,317	110,997	(55,165)	250,149
Income taxes	(47,055)	(26,031)	28,651	(44,435)
Net income/(loss)	$147,262	$84,966	$(26,514)	$205,714

(a) The following amounts are included in net income (in thousands):
				Chemed
	VITAS	Roto-Rooter	Corporate	Consolidated
Pretax benefit/(cost):
Direct costs related to COVID-19	$(32,184)	$(3,299)	$-	$(35,483)
CARES Act grant	32,184	-	-	32,184
Stock option expense	-	-	(13,296)	(13,296)
Amortization of reacquired franchise agreements	-	(7,056)	-	(7,056)
Long-term incentive compensation	-	-	(5,523)	(5,523)
Litigation settlement	-	(3,095)	-	(3,095)
Medicare cap sequestration adjustment	(619)	-	-	(619)
Total	$(619)	$(13,450)	$(18,819)	$(32,888)

				Chemed
	VITAS	Roto-Rooter	Corporate	Consolidated
After-tax benefit/(cost):
Direct costs related to COVID-19	$(24,009)	$(2,426)	$-	$(26,435)
CARES Act grant	24,009	-	-	24,009
Stock option expense	-	-	(11,369)	(11,369)
Amortization of reacquired franchise agreements	-	(5,185)	-	(5,185)
Long-term incentive compensation	-	-	(5,006)	(5,006)
Litigation settlement	-	(2,275)	-	(2,275)
Medicare cap sequestration adjustment	(462)	-	-	(462)
Excess tax benefits on stock compensation	-	-	19,943	19,943
Total	$(462)	$(9,886)	$3,568	$(6,780)

CHEMED CORPORATION AND SUBSIDIARY COMPANIES
CONSOLIDATING STATEMENTS OF INCOME
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2019
(in thousands)(unaudited)

				Chemed
	VITAS	Roto-Rooter	Corporate	Consolidated
2019 (a)
Service revenues and sales	$941,279	$474,952	$-	$1,416,231
Cost of services provided and goods sold	728,397	245,374	-	973,771
Selling, general and administrative expenses	65,182	120,736	36,503	222,421
Depreciation	14,644	14,983	117	29,744
Amortization	53	1,313	-	1,366
Other operating expenses	6,521	214	2,266	9,001
Total costs and expenses	814,797	382,620	38,886	1,236,303
Income/(loss) from operations	126,482	92,332	(38,886)	179,928
Interest expense	(150)	(273)	(2,979)	(3,402)
Intercompany interest income/(expense)	13,395	6,609	(20,004)	-
Other income—net	309	86	5,093	5,488
Income/(expense) before income taxes	140,036	98,754	(56,776)	182,014
Income taxes	(33,636)	(22,452)	28,417	(27,671)
Net income/(loss)	$106,400	$76,302	$(28,359)	$154,343

(a) The following amounts are included in net income (in thousands):
				Chemed
	VITAS	Roto-Rooter	Corporate	Consolidated
Pretax benefit/(cost):
Stock option expense	$-	$-	$(10,729)	$(10,729)
Litigation settlement	(6,000)	-	-	(6,000)
Long-term incentive compensation	-	-	(4,552)	(4,552)
Acquisition expense	-	(3,377)	(120)	(3,497)
Medicare cap sequestration adjustment	(3,063)	-	-	(3,063)
Impairment loss on transportation equipment	-	-	(2,266)	(2,266)
Amortization of reacquired franchise agreements	-	(1,103)	-	(1,103)
Non cash ASC 842 (expenses)/benefit	(656)	(55)	163	(548)
Total	$(9,719)	$(4,535)	$(17,504)	$(31,758)

				Chemed
	VITAS	Roto-Rooter	Corporate	Consolidated
After-tax benefit/(cost):
Stock option expense	$-	$-	$(8,804)	$(8,804)
Litigation settlement	(4,476)	-	-	(4,476)
Long-term incentive compensation	-	-	(3,915)	(3,915)
Acquisition expense	-	(2,482)	(91)	(2,573)
Medicare cap sequestration adjustment	(2,279)	-	-	(2,279)
Impairment loss on transportation equipment	-	-	(1,733)	(1,733)
Amortization of reacquired franchise agreements	-	(811)	-	(811)
Non cash ASC 842 (expenses)/benefit	(490)	(40)	124	(406)
Excess tax benefits on stock compensation	-	-	18,737	18,737
Total	$(7,245)	$(3,333)	$4,318	$(6,260)

Unaudited Consolidating Summary and Reconciliation of Adjusted EBITDA

Chemed Corporation and Subsidiary Companies
(in thousands)				Chemed
For the three months ended September 30, 2020	VITAS	Roto-Rooter	Corporate	Consolidated

Net income/(loss)	$45,737	$31,176	$(9,191)	$67,722
Add/(deduct):
Interest expense	47	80	252	379
Income taxes	13,934	9,218	(9,270)	13,882
Depreciation	5,592	6,089	33	11,714
Amortization	18	2,493	-	2,511
EBITDA	65,328	49,056	(18,176)	96,208
Add/(deduct):
Intercompany interest expense/(income)	(5,337)	(1,651)	6,988	-
Interest income	(385)	(38)	-	(423)
CARES Act grant	8,805	-	-	8,805
Direct costs related to COVID-19	6,945	1,321	-	8,266
Stock option expense	-	-	3,182	3,182
Litigation settlement	-	3,095	-	3,095
COVID-19 related Medicare cap	(2,250)	-	-	(2,250)
Long-term incentive compensation	-	-	1,774	1,774
Medicare cap sequestration adjustment	(852)	-	-	(852)
Adjusted EBITDA	$72,254	$51,783	$(6,232)	$117,805

				Chemed
For the three months ended September 30, 2019	VITAS	Roto-Rooter	Corporate	Consolidated

Net income/(loss)	$39,773	$26,140	$(6,966)	$58,947
Add/(deduct):
Interest expense	48	80	913	1,041
Income taxes	11,930	7,113	(11,067)	7,976
Depreciation	5,105	5,003	39	10,147
Amortization	18	423	-	441
EBITDA	56,874	38,759	(17,081)	78,552
Add/(deduct):
Intercompany interest expense/(income)	(4,618)	(2,234)	6,852	-
Interest income	(139)	(34)	-	(173)
Acquisition expenses	-	3,281	-	3,281
Stock option expense	-	-	2,711	2,711
Long-term incentive compensation	-	-	1,677	1,677
Medicare cap sequestration adjustment	859	-	-	859
Adjusted EBITDA	$52,976	$39,772	$(5,841)	$86,907

Unaudited Consolidating Summary and Reconciliation of Adjusted EBITDA

Chemed Corporation and Subsidiary Companies
(in thousands)				Chemed
For the nine months ended September 30, 2020	VITAS	Roto-Rooter	Corporate	Consolidated

Net income/(loss)	$147,262	$84,966	$(26,514)	$205,714
Add/(deduct):
Interest expense	137	272	1,596	2,005
Income taxes	47,055	26,031	(28,651)	44,435
Depreciation	16,622	18,035	104	34,761
Amortization	53	7,423	-	7,476
EBITDA	211,129	136,727	(53,465)	294,391
Add/(deduct):
Intercompany interest expense/(income)	(14,463)	(4,422)	18,885	-
Interest income	(566)	(68)	(13)	(647)
Direct costs related to COVID-19	32,184	3,299	-	35,483
Cares Act grant	(32,184)	-	-	(32,184)
Stock option expense	-	-	13,296	13,296
Long-term incentive compensation	-	-	5,523	5,523
Litigation settlement	-	3,095	-	3,095
Medicare cap sequestration adjustment	619	-	-	619
Adjusted EBITDA	$196,719	$138,631	$(15,774)	$319,576

				Chemed
For the nine months ended September 30, 2019	VITAS	Roto-Rooter	Corporate	Consolidated

Net income/(loss)	$106,400	$76,302	$(28,359)	$154,343
Add/(deduct):
Interest expense	150	273	2,979	3,402
Income taxes	33,636	22,452	(28,417)	27,671
Depreciation	14,644	14,983	117	29,744
Amortization	53	1,313	-	1,366
EBITDA	154,883	115,323	(53,680)	216,526
Add/(deduct):
Intercompany interest expense/(income)	(13,395)	(6,609)	20,004	-
Interest income	(296)	(91)	-	(387)
Stock option expense	-	-	10,729	10,729
Litigation settlement	6,000	-	-	6,000
Long-term incentive compensation	-	-	4,552	4,552
Acquisition expense	-	3,377	120	3,497
Medicare cap sequestration adjustment	3,063	-	-	3,063
Impairment loss on transportation equipment	-	-	2,266	2,266
Non cash ASC 842 expenses/(benefit)	656	55	(163)	548
Adjusted EBITDA	$150,911	$112,055	$(16,172)	$246,794

RECONCILIATION OF ADJUSTED NET INCOME
(in thousands, except per share data)(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net income as reported	$67,722	$58,947	$205,714	$154,343

Add/(deduct) pre-tax cost of:
Direct costs related to COVID-19	8,266	-	35,483	-
CARES Act grant	8,805	-	(32,184)	-
Stock option expense	3,182	2,711	13,296	10,729
Amortization of reacquired franchise agreements	2,352	331	7,056	1,103
Long-term incentive compensation	1,774	1,677	5,523	4,552
Litigation settlement	3,095	-	3,095	6,000
Medicare cap sequestration adjustment	(852)	859	619	3,063
COVID-19 related Medicare cap	(2,250)	-	-	-
Impairment loss on transportation equipment	-	-	-	2,266
Acquisition expense	-	3,281	-	3,497
Non cash ASC 842 expense	-	-	-	548
Add/(deduct) tax impacts:
Tax impact of the above pre-tax adjustments (1)	(5,351)	(1,801)	(6,165)	(6,761)
Excess tax benefits on stock compensation	(7,187)	(8,792)	(19,943)	(18,737)
Adjusted net income	$79,556	$57,213	$212,494	$160,603

Diluted Earnings Per Share As Reported
Net income	$4.14	$3.56	$12.53	$9.35
Average number of shares outstanding	16,373	16,555	16,419	16,514

Adjusted Diluted Earnings Per Share
Adjusted net income	$4.86	$3.46	$12.94	$9.73
Adjusted average number of shares outstanding	16,373	16,555	16,419	16,514

(1) The tax impact of pre-tax adjustments was calculated using the effective tax rate of the operating unit for which each adjustment is associated.

CHEMED CORPORATION AND SUBSIDIARY COMPANIES
OPERATING STATISTICS FOR VITAS SEGMENT
(unaudited)
	Three Months Ended September 30,		Nine Months Ended September 30,
OPERATING STATISTICS	2020	2019	2020	2019
Net revenue ($000)
Homecare	$278,856	$274,746	$826,954	$800,059
Inpatient	27,633	23,599	85,983	69,063
Continuous care	30,699	29,446	105,836	92,476
Other	2,910	2,356	8,175	6,598
Subtotal	$340,098	$330,147	$1,026,948	$968,196
Room and board, net	(3,289)	(2,846)	(9,317)	(8,098)
Contractual allowances	(3,784)	(4,236)	(10,976)	(10,904)
Medicare cap allowance	4,072	(1,317)	(4,178)	(7,915)
Total	$337,097	$321,748	$1,002,477	$941,279
Net revenue as a percent of total before Medicare cap allowances
Homecare	82.0%	83.2%	80.5%	82.6%
Inpatient	8.1	7.1	8.4	7.1
Continuous care	9.0	8.9	10.3	9.6
Other	0.9	0.8	0.8	0.7
Subtotal	100.0	100.0	100.0	100.0
Room and board, net	(1.0)	(0.9)	(0.9)	(0.8)
Contractual allowances	(1.1)	(1.3)	(1.1)	(1.2)
Medicare cap allowance	1.2	(0.4)	(0.4)	(0.8)
Total	99.1%	97.4%	97.6%	97.2%
Days of care
Homecare	1,426,191	1,361,508	4,192,681	3,961,261
Nursing home	261,396	315,566	844,232	909,318
Respite	4,566	8,582	15,416	21,552
Subtotal routine homecare and respite	1,692,153	1,685,656	5,052,329	4,892,131
Inpatient	27,017	30,553	84,907	89,366
Continuous care	33,013	39,670	110,200	125,397
Total	1,752,183	1,755,879	5,247,436	5,106,894
Number of days in relevant time period	92	92	274	273
Average daily census (days)
Homecare	15,502	14,799	15,302	14,510
Nursing home	2,841	3,430	3,081	3,331
Respite	50	93	56	79
Subtotal routine homecare and respite	18,393	18,322	18,439	17,920
Inpatient	294	332	310	327
Continuous care	358	432	402	460
Total	19,045	19,086	19,151	18,707
Total Admissions	17,943	17,131	53,368	52,380
Total Discharges	18,205	16,915	51,281	51,274
Average length of stay (days)	97.1	92.6	92.9	91.6
Median length of stay (days)	14.0	17.0	14.0	16.0
ADC by major diagnosis
Cerebro	35.1%	35.7%	35.7%	35.9%
Neurological	22.1	20.7	21.7	20.4
Cancer	12.5	12.9	12.6	12.9
Cardio	16.1	16.6	15.9	16.7
Respiratory	8.0	8.1	8.2	8.1
Other	6.2	6.0	5.9	6.0
Total	100.0%	100.0%	100.0%	100.0%
Admissions by major diagnosis
Cerebro	21.4	21.1%	21.2%	20.8%
Neurological	13.2	12.7	13.0	12.6
Cancer	27.4	30.5	27.8	29.2
Cardio	13.6	14.8	14.5	15.7
Respiratory	9.9	10.2	10.6	11.3
Other	14.5	10.7	12.9	10.4
Total	100.0%	100.0%	100.0%	100.0%

Estimated uncollectible accounts as a percent of revenues	1.1%	1.3%	1.1%	1.1%
Accounts receivable --
Days of revenue outstanding- excluding unapplied Medicare payments	33.4	32.7	n.a.	n.a.
Days of revenue outstanding- including unapplied Medicare payments	22.1	21.0	n.a.	n.a.

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

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

The Company’s primary market risk exposure relates to interest rate risk exposure through its variable interest line of credit. At September 30, 2020, the Company had no variable rate debt outstanding. For each $10 million borrowed under the credit facility, an increase or decrease of 100 basis points (1%), increases or decreases the Company’s annual interest expense by $100,000.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Item 2(c).    Purchases of Equity Securities by Issuer and Affiliated Purchasers

The following table shows the activity related to our share repurchase program for the first nine months of 2020:

	Total Number	Weighted Average	Cumulative Shares	Dollar Amount
	of Shares	Price Paid Per	Repurchased Under	Remaining Under
	Repurchased	Share	the Program	The Program

February 2011 Program
January 1 through January 31, 2020	-	$-	8,645,873	$104,018,683
February 1 through February 29, 2020	110,497	457.73	8,756,370	53,440,502
March 1 through March 31, 2020	114,503	433.67	8,870,873	$253,783,766

First Quarter Total	225,000	$445.49

April 1 through April 30, 2020	-	$-	8,870,873	$253,783,766
May 1 through May 31, 2020	-	-	8,870,873	253,783,766
June 1 through June 30, 2020	50,000	438.27	8,920,873	$231,870,234

Second Quarter Total	50,000	$438.27

July 1 through July 31, 2020	-	$-	8,920,873	$231,870,234
August 1 through August 31, 2020	33,409	499.98	8,954,282	215,166,306
September 1 through September 30, 2020	16,591	498.48	8,970,873	$206,896,015

Third Quarter Total	50,000	$499.48

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

101

The following materials from Chemed Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020 formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) The Condensed Consolidated Balance Sheet, (ii) The Condensed Consolidated Statement of Income, (iii) The Condensed Consolidated Statement of Cash Flows, (iv) The Condensed Statement of Equity, and (v) Notes to the Condensed Consolidated Financial Statements.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, formatted in iXBRL and contained in Exhibit 101.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Chemed Corporation
(Registrant)

Dated:	November 4, 2020	By:	/s/ Kevin J. McNamara
Kevin J. McNamara
(President and Chief Executive Officer)

Dated:	November 4, 2020	By:	/s/ David P. Williams
David P. Williams
(Executive Vice President and Chief Financial Officer)

Dated:	November 4, 2020	By:	/s/ Michael D. Witzeman
Michael D. Witzeman
(Vice President and Controller)