Form 10-K
period 2020-12-31
CHEMED CORP
filed 2021-02-26
CIK 19584

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☑    ANNUAL REPORT

PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

(Check One): Large Accelerated Filer          ☑   Accelerated Filer  ☐   Non-accelerated Filer  ☐   Smaller Reporting Company  ☐

     Emerging Growth Company  ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐

Indicate by check mark whether the registrant has filed a report on and attestation to ins management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐     No  ☑

The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing price of said stock on the New York Stock Exchange – Composite Transaction Listing on June 30, 2020 ($451.07 per share), was $7,056,295,051.

At February 12, 2021, 16,032,904 shares of Chemed Capital Stock (par value $1 per share) were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Document	Where Incorporated
2020 Annual Report to Stockholders (specified portions) Proxy Statement for Annual Meeting to be held May 17, 2021	Parts I, II, and IV Part III

CHEMED CORPORATION

2020 FORM 10-K ANNUAL REPORT

Item 1. Business

General

Chemed Corporation (the “Company” or “Chemed”) was incorporated in Delaware in 1970 as a subsidiary of W.R. Grace & Co. and succeeded to the business of W.R. Grace & Co.’s Special Products Group as of April 30, 1971 and remained a subsidiary of W.R. Grace & Co. until March 10, 1982.

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

During 2020, Chemed conducted its business operations in two segments: the VITAS segment (“VITAS”) and the Roto-Rooter segment (Roto-Rooter). VITAS provides hospice and palliative care services to its patients through a network of physicians, registered nurses, home health aides, social workers, clergy and volunteers. Roto-Rooter provides plumbing, drain cleaning, excavation, water restoration and other related services to residential and commercial customers.

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

Financial Information about Industry Segments

The required segment and geographic data for the Company’s continuing operations (as described below) for three years ended December 31, 2018, 2019 and 2020 are shown in Note 5 of the Notes to Consolidated Financial Statements on pages 58-59 of the 2020 Annual Report to Stockholders and are incorporated herein by reference.

Description of Business by Segment

The information called for by this item is included within Note 5 of the Notes to Consolidated Financial Statements appearing on pages 58-59 of the 2020 Annual Report to Stockholders is incorporated herein by reference.

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

VITAS

Hospice care in the United States is competitive. Plans of care for hospice services are not proprietary. As a result, VITAS competes and differentiates itself primarily on the basis of its ability to deliver quality, responsive services within the requirements of Medicare’s hospice conditions of participation. VITAS is one of the nation’s largest providers of hospice services in an industry dominated primarily by small, community-based hospices. Approximately 27% of all hospice providers are not-for-profit. Because the hospice care industry is highly fragmented, VITAS competes with a large number of organizations.

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

Research and Development

The Company continuously works to develop new services, products and processes, improve existing services, products and processes, and develop new and different uses of existing products. The research and development expenditures from continuing operations have not been nor are they expected to be material.

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

Billing Audits/Claims Reviews. The Medicare program and its Medicare Administrative Contractors and other payors periodically conduct pre-payment or post-payment reviews and other reviews and audits of health care claims, including hospice claims. There is pressure from state and federal governments and other payors to scrutinize health care claims to determine their validity and appropriateness. In order to conduct these reviews, the payor requests documentation from VITAS and then reviews that documentation to determine compliance with applicable rules and regulations, including the eligibility of patients to receive hospice benefits, the appropriateness of the care provided to those patients and the documentation of that care. VITAS’ claims are periodically subject to review and audit. We make appropriate provisions in our accounting records to reduce our revenue for anticipated denial or delay of payment related to these audits and reviews. We believe our hospice programs comply with all payor requirements at the time of billing. However, we cannot predict whether future billing reviews or similar audits by payors will result in material delays, suspensions, denials or reductions in revenue.

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

Medicare Payment for Physician Services. Payment for direct patient care physician services delivered by hospice physicians is billed separately by the hospice to the Medicare Administrative Contractors and paid at the lesser of the actual charge or the Medicare allowable charge for these services. This payment is in addition to the per diem rates VITAS receives for hospice care. Payment for hospice physicians’ administrative and general supervisory activities is included in the daily rates discussed above. Payments for attending physician professional services (other than services furnished by hospice physicians) are not paid to the hospice, but rather are paid directly to the attending physician by the Medicare Administrative Contractors. For fiscal 2020, less than 2% of VITAS’ net revenue was attributable to physician services.

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

Second, Medicare payments to a hospice are also subject to a separate cap based on overall average payments per admission. Any payments exceeding this overall hospice cap must be refunded by the hospice. This cap was set at $29,964.78 per admission for the twelve month period ended on October 31, 2020, increased to $30,683.93 for the twelve month period ending on October 31, 2021, and is adjusted annually to account for inflation. VITAS’ hospices may be subject to future payment reductions or recoupments as the result of this cap.

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

Overview of Government Payments – Medicaid

Medicaid Coverage and Reimbursements. State Medicaid programs are another source of VITAS’ net patient revenue. Medicaid is a state-administered program financed by state funds and federal funds to provide medical assistance to the indigent and certain other eligible persons. For those states that elect to provide a hospice benefit, the Medicaid program is required to pay the hospice at rates at least equal to the rates provided under Medicare and calculated using the same methodology. States maintain flexibility to establish their own hospice election procedures and to limit the number and duration of benefit periods for which they will pay for hospice services. Reimbursement from state Medicaid programs in 2020 accounted for approximately 5% of VITAS’ revenues.

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

On August 6, 2019, the Centers for Medicare and Medicaid Services released the fiscal year 2020 hospice wage index and payment rate update (FY 2020 update). The FY 2020 update includes the normal yearly inflationary increase by level of care plus a rebasing of the continuous care, inpatient care and respite care rates. The rebasing of these levels of care was to reflect non-inflationary changes in providers’ costs over time. The rebasing increased the national average reimbursement rate for continuous care by 39.9% and inpatient care by 34.7%. Respite care is not material to our operations. The rebasing of these levels of care was effective on October 1, 2019. On July 31, 2020, the Centers for Medicare and Medicaid Services released the 2021 inflationary increase, which was 2.4%

On March 27, 2020, the CARES Act was passed. Among other things, it suspended the 2% reimbursement cut for all Medicare programs for the period May 1, 2020 to December 31, 2020. On December 27, 2020, a second COVID relief bill was passed extending this suspension until March 31, 2021.

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

The Stark Law and State Physician Self-Referral Laws. Section 1877 of the Social Security Act, commonly known as the “Stark Law”, prohibits physicians from referring Medicare or Medicaid patients for “designated health services” to entities in which they hold an ownership or investment interest or with whom they have a compensation arrangement, subject to a number of statutory and regulatory exceptions. Penalties for violating the Stark Law are severe and include:

•Denial of payment;

•Civil monetary penalties of $15,000 per referral or $100,000 for “circumvention schemes;” (each adjusted for inflation)

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

Civil Monetary Penalties. The Civil Monetary Penalties Statute provides that civil penalties ranging between $20,000 and $100,000 per claim or act (each adjusted for inflation) may be imposed on any person or entity that knowingly submits improperly filed claims for federal health benefits or that offers or makes payment to induce a beneficiary or provider to reduce or limit the use of health care services or to use a particular provider or supplier. Civil monetary penalties may be imposed for violations of the anti-kickback statute and for the failure to return known overpayments, among other things.

Prohibition on Employing or Contracting with Excluded Providers. The Social Security Act and federal regulations state that individuals or entities that have been convicted of a criminal offense related to the delivery of an item or service under Medicare or Medicaid programs or that have been convicted, under state and federal law, of a criminal offense relating to neglect or abuse of residents in connection with the delivery of a healthcare item or service cannot participate in any federal health care programs, including Medicare and Medicaid. Additionally, individuals and entities convicted of fraud, that have had their licenses revoked or suspended, or that have failed to provide services of adequate quality also may be excluded from the Medicare and Medicaid programs. Federal regulations prohibit Medicare providers, including hospice programs, from submitting claims for items or services or their related costs if an excluded provider furnished those items or services. The OIG maintains a list of excluded persons and entities. Nonetheless, it is possible that VITAS might unknowingly bill for services provided by an excluded person or entity with whom it contracts. The penalty for contracting with an excluded provider may range from civil monetary penalties of $100,000 (as adjusted for inflation) and damages of up to three times the amount of payment that was inappropriately received.

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

Health Information Practices. There currently are numerous legislative and regulatory initiatives at both the state and federal levels that address patient privacy concerns. In particular, federal regulations issued under the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) and the Health Information Technology for Electronic and Clinical Health Act (“HITECH”) require VITAS to protect the privacy and security of patients’ individual health information. HIPAA and HITECH do not automatically preempt applicable state laws and regulations concerning VITAS’ use, disclosure and maintenance of patient health information, which means that VITAS is subject to a complex regulatory scheme that, in many instances, requires VITAS to comply with both federal and state laws and regulations. If we are found to have violated these laws, we could be subject to sanctions, fines, damages, and other civil and criminal penalties. Additionally, the Department of Health and Human Services’ Office of the National Coordinator for the Health Information Technology recently published its final rule regarding interoperability and information blocking, designed to improve coordination within the healthcare system and patients’ access to their electronic health information. The deadline for compliance with these regulations is April 5, 2021. The penalty for violating the information blocking regulation may include civil monetary penalties.

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

At December 31, 2020, the Company’s accrual for its estimated liability for potential environmental cleanup and related costs arising from the 1991 sale of DuBois Chemicals Inc. (“DuBois”) amounted to $1.7 million. Of this balance, $901,000 is included in other liabilities and $826,000 is included in other current liabilities. The Company is contingently liable for additional DuBois-related environmental cleanup and related costs up to a maximum of $14.9 million. On the basis of a continuing evaluation of the Company’s potential liability, and in consultation with the Company’s environmental attorney, management believes that it is not probable this additional liability will be paid. Accordingly, no provision for this contingent liability has been recorded. Although it is not presently possible to reliably project the timing of payments related to the Company’s potential liability for environmental costs, management believes that any adjustments to its recorded liability will not materially adversely affect its financial position or results of operations.

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

Human Capital Resources

As of December 31, 2020, the Company, including its subsidiaries Roto-Rooter and VITAS, had a total of 15,544 employees.

As Roto-Rooter and VITAS are both service businesses, the Company recognizes and appreciates that our employees are crucial to our success, and that the attraction and retention of top talent, as well as the training and promotion of that talent, must be key focuses of our businesses.

Roto-Rooter’s focus on hiring and retaining the right people starts during the recruitment process, where both local and centralized teams are involved in the process. After hire, new employees are given appropriate training for their individual roles, with new hires in many roles being managed by a “Hiring Manager” for their first year of employment. Additional training is given throughout employees’ careers, both on the job and in the classroom, with trainings evolving as employees advance within Roto-Rooter’s promote-from-within culture. Roto-Rooter instills as key values that part of each employee’s job is to both “Take Care of the Customer” and “Make it a Great Place to Work.”

VITAS also focuses on hiring, training and promoting the right talent, and believes that its vision of providing the best available patient and family care is delivered by its committed and compassionate employees. It has an automated recruitment process, designed to increase efficiencies and decrease the time to fill open positions, as well as continue to grow its brand presence in the talent market. VITAS has implemented a new learning management system to deploy training to its employees on a regular basis, across a range of topics, including clinical, process, functional, leadership, safety, and compliance. Through this continued learning, as well as performance evaluation through continuously developing data metrics and appropriate key performance indicators, VITAS seeks to identify and promote the right individuals to advance within the organization.

Both businesses continually evaluate their compensation and benefit structures in their applicable markets and work to ensure that they are able to maintain their competitive place in the talent market so they can continue to deliver the quality services and value for which each business is known.

Maintaining a diverse and inclusive workforce is necessary to continue our success. Diverse perspectives help foster continued innovation. Moreover, as a provider of services, our businesses understand that a diverse and inclusive workforce is necessary to best identify and build relationships with our equally diverse customers and patients. Both Roto-Rooter and VITAS have established and maintained diverse workforces that are constantly evolving to better resemble the communities and populations that we serve.

Finally, the Company’s continued success depends on maintaining a safe and healthy work force. Both Roto-Rooter and VITAS operate businesses where the safety of its employees is a significant focus. Both businesses pay significant attention to ensuring that their employees are trained in proper safety policy and procedure and adhere to the same. During the current pandemic, both businesses have adapted quickly and effectively to new safety challenges, including sourcing PPE for employees and ensuring that it is available as needed, implementing new protocols in their offices or in dealing with customers and patients (including expanding telehealth offerings), contracting with third parties to ensure that COVID tests and vaccines are available, and making work-from-home or other different working arrangements available when feasible.

Acquisitions

In 2020, Roto-Rooter completed the acquisition of a Roto-Rooter franchise and the related assets in Bloomington, IN for $2.2 million in cash.

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

Item 1A. Risk Factors

You should carefully consider the risks described below, together with all of the information included in this Annual Report on Form 10-K, in evaluating us and our Capital Stock. They are not the only ones facing the Company. Other risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially and adversely affect our business, financial condition, or results of operations.

We continue to closely monitor the impact of the COVID-19 pandemic on all aspects of our business and geographies, including how it will impact our customers, team members, suppliers, vendors, business partners and distribution channels. The COVID-19 pandemic has created significant volatility, uncertainty and economic disruption, which will adversely affect our business operations and may materially and adversely affect our results of operations, cash flows and financial position.

For additional information regarding specific risk factors related to COVID-19 pandemic, see Management’s Discussion and Analysis of Financial Condition and Results of Operation under Part I., Item 2 of this Annual Report on Form-10K.

GENERAL

The agreements and instruments governing borrowing capacity contain restrictions and limitations that could significantly impact our ability to operate our business and adversely affect the price of our Capital Stock.

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

We are involved in litigation incidental to the conduct of our business currently and from time to time. The damages claimed against us in some of these cases can be substantial. See the “Legal Proceedings” sections of this 10-K and the Notes to the Consolidated Financial Statements for discussion of particular matters. We cannot assure you that we will prevail in pending cases. Regardless of the outcome, such litigation is costly to manage, investigate and defend, and the related defense costs, diversion of management’s time and related publicity may adversely affect the conduct of our business and the results of our operations.

We have historically incurred debt to finance the operations of the Company.

The Company has historically had debt service obligations and has the ability through its existing credit facility to incur debt that may restrict our operating flexibility. We cannot assure you that our cash flow from operations would be sufficient to service our future operating needs, which would require us to borrow additional funds, or restructure or otherwise refinance our debt. In addition, the Company has the ability to expand its existing debt and borrowing capacity subject to various restrictions and covenants defined by its creditors. The interest rate the Company pays will fluctuate from time to time based upon a number of factors including current LIBOR rates and Company operating performance. Significant changes in these factors could result in a material change in the Company’s interest expense.

Our future ability to repay or to refinance our indebtedness and to pay interest on our indebtedness will depend on our operating performance, which may be affected by factors beyond our control. These factors could include operating difficulties, increased operating costs, our competitors’ actions and regulatory developments. Our ability to meet our debt service and other obligations may depend in significant part on the extent to which we successfully implement our business strategy. We cannot assure you that we will be able to implement our strategy fully or that the anticipated results of our strategy will be realized. Credit market conditions may make it difficult for us to obtain new financing or refinance our current debt on terms and conditions acceptable to us.

If our cash flows and capital resources are insufficient to fund our potential debt service obligations, we may be forced to reduce or delay capital expenditures, sell assets, seek additional equity capital or restructure our debt. We cannot assure you that our cash flows and capital resources would be sufficient to make scheduled payments of principal and interest on our indebtedness in the future or that alternative measures would successfully meet our debt service obligations.

Issues associated with the actual or perceived effects of COVID-19 or another epidemic, pandemic, or similar widespread public health concern, could adversely affect our businesses.

Our businesses may be negatively impacted by the fear of exposure to or actual effects of COVID-19 or another epidemic, pandemic, or similar widespread public health concern. Negative impacts may include, but not be limited to: restrictions or limitations on our ability to continue operations and service our patients and customers in-person, changes in demand for our services or mix of services demanded, additional costs for PPE and other items or processes necessitated to maintain the health and safety of our employees, customers and patients, isolated outbreaks of disease that may affect our ability to provide services in certain areas for a period of time, and increasing difficulty in our ability to hire employees to provide in-person services for our patients and customers during the pendency of any public health concern.

Despite our efforts to manage and remedy these impacts, their ultimate impact also depends on factors beyond our knowledge or control, including the duration and severity of any such outbreak as well as third-party actions taken to contain its spread and mitigate its public health effects.

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

Cybersecurity

Our information technology systems hold sensitive customer information in the ordinary course of business, including names, addresses, and partial credit card information.  Additionally, we utilize those same systems to perform our day-to-day activities, such as receiving customer calls, dispatching technicians to jobs, and maintaining an accurate record of all transactions.  We have not experienced any known system/data breaches on our information technology systems that compromised customer data or the company’s proprietary data.  We maintain our information technology systems with safeguard protection against cyber-attacks, including intrusion detection and protection services, firewalls, and virus detection software.  Additionally, every quarter, we test our information technology systems using cyber-scanning software and other methods to learn how a successful system/data breach may occur. If a deficiency is detected, our IT staff will log and remediate the deficiency prescribed by the vendor or manufacturer.  Roto-Rooter has developed and tested a response plan in the event of a successful system/data breach and maintains commercial insurance related to cyber-security. Additionally, we obtain internal control reports from key vendors that maintain company data or process company transactions on a yearly basis. We review these reports to detect any potential cybersecurity issues. However, these safeguards do not ensure that a significant system/data breach could not occur.  Due to the pandemic, certain roles have been conducted remotely, increasing the role and importance of our information technology and security systems. A successful attack on our information technology systems could significantly affect the business, including liability for compromised customer information and business interruption.

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

In excess of 90% of VITAS’ net patient service revenue consists of payments from the Medicare and Medicaid programs. Such payments are made primarily on a “per diem” basis, subject to annual reimbursement caps. Because VITAS receives a per diem fee to provide eligible services to all patients, VITAS’ profitability is largely dependent upon its ability to manage the costs of providing hospice services to patients. Increases in operating costs, such as labor and supply costs that are subject to inflation, without a compensating increase in Medicare and Medicaid rates, could have a material adverse effect on VITAS’ business in the future. Additionally, regulators are increasing scrutiny of claims, including through the new TPE program, which may require additional resources to respond to audits, and which may cause additional delays or denials in receiving payments. Medicare and Medicaid currently adjust the various hospice payment rates annually based primarily on the increase or decrease of the hospital wage index basket, regionally adjusted. However, the increases may be less than actual inflation. VITAS’ profitability could be negatively impacted if this adjustment were eliminated or reduced, or if VITAS’ costs of providing hospice services increased more than the annual adjustment. In addition, cost pressures resulting from shorter patient lengths of stay and the use of more expensive forms of palliative care, including drugs and drug delivery systems, could negatively impact VITAS’ profitability. Many payors are increasing pressure to control health care costs. The U.S. federal budget remains in flux, which could, among other things, cut Medicare payments to providers. The Medicare program is frequently mentioned as a target for spending cuts and within the Medicare program the hospice benefit is often specifically targeted for cuts and a lowering of the Medicare Caps. The full impact on our business of any future cuts in Medicare (including lowering of the Medicare Caps) or other programs is uncertain. In addition, both public and private payors are increasing pressure to decrease, or limit increases in, reimbursement rates for health care services. VITAS’ levels of revenue and profitability will be subject to the effect of possible reductions in coverage or payment rates by third-party payors, including payment rates from Medicare and Medicaid.

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

16% to 20% of VITAS’ days of care are provided to patients who reside in nursing homes. Changes in the laws and regulations regarding payments for hospice services and “room and board” provided to VITAS’ hospice patients residing in nursing homes could reduce its net patient service revenue and profitability.

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

VITAS’ success is heavily dependent on referrals from physicians, long-term care facilities, hospitals and other institutional health care providers, managed care companies, insurance companies and other patient referral sources in the communities that its hospice locations serve, as well as on its ability to maintain good relations with these referral sources. VITAS’ referral sources may refer their patients to other hospice care providers or not to a hospice provider at all. Additionally, because of the pandemic, VITAS has experienced significant changes in referral patterns and sources. VITAS’ growth and profitability depend significantly on its ability to establish and maintain close working relationships with these patient referral sources and to increase awareness and acceptance of hospice care by its referral sources and their patients. We cannot assure that VITAS will be able to maintain its existing relationships or that it will be able to develop and maintain new relationships in existing or new markets. Moreover, if pandemic-related shifts to referrals continue, it could materially adversely affect the business. VITAS’ loss of existing relationships or its failure to develop new relationships could adversely affect its ability to expand or maintain its operations and operate profitably. Moreover, we cannot assure you that awareness or acceptance of hospice care will increase or remain at current levels.

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

•Physician groups;

•Nursing homes;

•Home health agencies;

•Infusion therapy companies; and

•Nursing agencies.

Various health care companies have diversified into the hospice industry and there is an increasing consolidation across hospice industry. Other companies, including hospitals and health care organizations that are not currently providing hospice care, may enter the markets VITAS serves and expand the variety of services offered to include hospice care. We cannot assure you that VITAS will not encounter increased competition in the future that could limit its ability to maintain or increase its market position, including competition from parties in a position to impact referrals to VITAS. Such increased competition could have a material adverse effect on VITAS’ business, financial condition and results of operations.

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

Participants in the hospice industry are subject to lawsuits alleging negligence, professional liability, wage and hour or other similar legal theories, many of which involve large claims and significant defense costs. Additionally, the pandemic may lead to different claims or a higher volume of claims than we typically face. We are also subject to the risk of lawsuits under the False Claims Act and comparable state laws for allegedly submitting fraudulent bills for services to the Medicare and Medicaid programs and other federal and state healthcare programs. These lawsuits, which may be initiated by “whistleblowers”, subpoenas or Civil Investigative Demands can involve significant monetary damages, fines, attorneys’ fees and the award of bounties to private qui tam plaintiffs. From time to time, VITAS is subject to such claims and other types of lawsuits. See the description below under Legal Proceedings in the Notes to the Consolidated Financial Statements. The ultimate liability for claims, if any, could have a material adverse effect on its financial condition or operating results. Although VITAS currently maintains liability insurance intended to cover certain claims, we cannot assure you that the coverage limits of such insurance policies will be adequate or that all such claims will be covered by the insurance. In addition, VITAS’ insurance policies must be renewed annually and may be subject to cancellation during the policy period. While VITAS has been able to obtain liability insurance in the past, such insurance varies in cost, and may not be available in the future on terms acceptable to VITAS, if at all.

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

Cybersecurity

In the normal course of business, our information technology systems hold sensitive patient information including patient demographic data, eligibility for various medical plans including Medicare and Medicaid and protected health information. Additionally, we utilize those same systems to perform our day-to-day activities, such as receiving referrals, assigning medical teams to patients, documenting medical information and maintaining an accurate record of all transactions. Recently healthcare organizations have been the focus of increased cybersecurity attacks. We have not experienced any known attacks on our information technology systems that have compromised patient data or the Company’s proprietary data. We maintain our information technology systems with safeguard protection against cyber-attacks including active intrusion protection, firewalls and virus detection software. As discussed previously, we are subject to and comply with HIPAA and HITECH regulations. We have developed and tested a response plan in the event of a successful attack and we maintain commercial insurance related to a cyber-attack. Additionally, we obtain internal control reports from key vendors that maintain company data or process company transactions on a yearly basis. We review these reports to detect any potential cybersecurity issues. However, these safeguards do not ensure that a significant cyber-attack could not occur. Increases in working from home and the provision of telehealth services due to the pandemic have significantly increased our usage of information technology systems and heightened the need for security of those systems. A successful attack on our information technology systems could have significant consequences to the business including liability for compromised patient information and business interruption.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

The Company’s corporate offices and the headquarters for Roto-Rooter are located in Cincinnati, Ohio. Roto-Rooter has manufacturing and distribution center facilities in West Des Moines, Iowa and has 350 leased and owned office and service facilities in 34 states. VITAS, headquartered in Miami, operates 49 programs from 173 leased and owned facilities and 27 inpatient units in 16 states and the District of Columbia.

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

Item 3. Legal Proceedings

The Company’s disclosure related to legal proceedings is set forth in Note 17 “Legal and Regulatory Matters” included in the Notes to the Consolidated Financial Statements included with this report, and is incorporated herein by reference.

Item 4. Mine Safety Disclosures

None

Executive Officers of the Company

Name	Age	Office	First Elected
Kevin J. McNamara	67	President and Chief Executive Officer	August 2, 1994 (1)
David P. Williams	60	Executive Vice President and Chief Financial Officer	March 5, 2004 (2)
Spencer S. Lee	65	Executive Vice President	May 15, 2000 (3)
Nicholas M. Westfall	42	Executive Vice President	June 16, 2016 (4)
Michael D. Witzeman	50	Vice President and Controller	May 21, 2012 (5)
Brian C. Judkins	40	Vice President and Chief Legal Officer	August 31, 2020 (6)

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

(5)Mr. M.D. Witzeman is a Vice President and Controller of the Company. He has held these positions since May 2012 and May 2017 respectively. Prior to that he served as Assistant Vice President and Assistant Controller from July 2005.

(6)          Mr. B.C. Judkins is a Vice President and the Secretary and Chief Legal Officer of the Company. He has held these positions since August 2020. Prior to that he served as Vice President and Counsel from January 2019.

Each executive officer holds office until the annual election at the next annual organizational meeting of the Board of Directors of the Company which is scheduled to be held on May 17, 2021.

PART II

Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company has historically paid cash dividends quarterly. However, future dividends are dependent upon the Company’s earnings and financial condition, compliance with certain debt covenants and other factors not presently determinable.

As of February 12, 2021, there were approximately 1,442 stockholders of record of the Company’s Capital Stock. This number only includes stockholders of record and does not include stockholders with shares beneficially held in nominee name or within clearinghouse positions of brokers, banks or other institutions.

During 2020, the number of shares of Capital Stock repurchased by the Company, the weighted average price paid for each share, the cumulative shares repurchased under each program and the dollar amounts remaining under each program were as follows:

Company Purchase of Shares of Capital Stock

	Total Number	Weighted Average	Cumulative Shares	Dollar Amount
	of Shares	Price Paid Per	Repurchased Under	Remaining Under
	Repurchased	Share	the Program	The Program

February 2011 Program
January 1 through January 31, 2020	-	$-	8,645,873	$104,018,683
February 1 through February 29, 2020	110,497	457.73	8,756,370	53,440,502
March 1 through March 31, 2020 (1)	114,503	433.67	8,870,873	$253,783,766

First Quarter Total	225,000	$445.49

April 1 through April 30, 2020	-	$-	8,870,873	$253,783,766
May 1 through May 31, 2020	-	-	8,870,873	253,783,766
June 1 through June 30, 2020	50,000	438.27	8,920,873	$231,870,234

Second Quarter Total	50,000	$438.27

July 1 through July 31, 2020	-	$-	8,920,873	$231,870,234
August 1 through August 31, 2020	33,409	499.98	8,954,282	215,166,306
September 1 through September 30, 2020	16,591	498.48	8,970,873	$206,896,015

Third Quarter Total	50,000	$499.48

October 1 through October 31, 2020	-	$-	8,970,873	$206,896,015
November 1 through November 30, 2020	59,252	480.52	9,030,125	178,424,171
December 1 through December 31, 2020	-	-	9,030,125	$178,424,171

Fourth Quarter Total	59,252	$480.52

(1)In March 2020, our Board of Directors authorized an additional $250 million under February 2011 Repurchase Program.

As of December 31, 2020, the number of stock options and performance share units outstanding under the Company’s equity compensation plans, the weighted average exercise price of outstanding options, and the number of securities remaining available for issuance were as follows:

EQUITY COMPENSATION PLAN INFORMATION

	Number of securities to be issued upon exercise of outstanding warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column)
Plan Category

Equity compensation plans approved by stockholders (1)	1,109,487	$329.84	920,513

________________

(1)          Amount includes 39,416 shares allocated to certain employees which vest upon attainment of specified earnings per share targets and specified total shareholder return targets.

Comparative Stock Performance

The graph below compares the yearly percentage change in the Company’s cumulative total stockholder return on Capital Stock (as measured by dividing (i) the sum of (A) the cumulative amount of dividends for the period December 31, 2015, to December 31, 2020, assuming dividend reinvestment, and (B) the difference between the Company’s share price at December 31, 2015 and December 31, 2020; by (ii) the share price at December 31, 2015) with the cumulative total return, assuming reinvestment of dividends, of the (1) S&P 500 Stock Index and (2) Dow Jones Industrial Diversified Index.

December 31	2015	2016	2017	2018	2019	2020
Chemed Corporation	100.00	107.87	164.32	192.27	299.13	363.72
S&P 500	100.00	111.96	136.40	130.42	171.49	203.04
Dow Jones Diversified Industrials	100.00	110.96	103.64	77.65	98.53	110.79

Item 6. Selected Financial Data

The information called for by this Item for the five years ended December 31, 2020 is set forth on page 72 of the 2020 Annual Report to Stockholders and is incorporated herein by reference.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information called for by this Item is set forth on pages 76 through 101 of the 2020 Annual Report to Stockholders and is incorporated herein by reference.

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

The Company does not have any long-term debt outstanding at December 31, 2020.

Item 8. Financial Statements and Supplementary Data

The consolidated financial statements, together with the report thereon of PricewaterhouseCoopers LLP dated February 26, 2021, appearing on pages 37 through 69 of the 2020 Annual Report to Stockholders, along with the Supplementary Data (Unaudited Summary of Quarterly Results) appearing on pages 70-71, are incorporated herein by reference.

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

Management’s Report on Internal Control Over Financial Reporting

Refer to Management’s Report on Internal Control over Financial Reporting and Report of Independent Registered Public Accounting Firm on pages 37 through 39 of the Company’s 2020 Annual Report to Stockholders, which are incorporated herein by reference.

Changes in Internal Control Over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act during the Company’s fiscal quarter ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The directors of the Company are:

Kevin J. McNamara

Ron DeLyons

Joel F. Gemunder

Patrick P. Grace

Christopher J. Heaney

Thomas C. Hutton

Andrea R. Lindell

Thomas P. Rice

Donald E. Saunders

George J. Walsh III

The additional information required under this Item is set forth in the Company’s 2021 Proxy Statement and in Part I hereof under the caption “Executive Officers of the Registrant” and is incorporated herein by reference.

The Company has adopted a Code of Ethics that applies to the Company’s principal executive officer, principal financial officer, principal accounting officer, directors and employees. A copy of this Code of Ethics is incorporated with this report as Exhibit 14 and it is also posted on the Company’s Web site, www.chemed.com.

Item 11. Executive Compensation

Information required under this Item is set forth in the Company’s 2021 Proxy Statement, which is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required under this Item is set forth in the Company’s 2021 Proxy Statement, which is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions and Director Independence.

Information required under this Item is set forth in the Company’s 2021 Proxy Statement, which is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

Audit Fees

PricewaterhouseCoopers LLP charged the Company $2,297,000 for 2019 and $2,165,000 for 2020. These fees were for professional services rendered for the integrated audit of the Company’s annual financial statements and of its internal control over financial reporting, review of the financial statements included in the Company’s Forms 10-Q and review of documents filed with the SEC.

Audit-Related Fees

PricewaterhouseCoopers LLP charged the Company $148,000 and $150,000 for 2019 and 2020, respectively, for audit-related services. These services were related primarily to the audit of one of VITAS’ Florida subsidiaries.

Tax Fees

No such services were rendered in 2019 or 2020.

All Other Fees

No such other services were rendered in 2019 or 2020.

The Audit Committee has adopted a policy which requires the Committee’s pre-approval of audit and non-audit services performed by the independent auditor to assure that the provision of such services does not impair the auditor’s independence. The Audit Committee pre-approved all of the audit and non-audit services rendered by PricewaterhouseCoopers LLP as listed above.

PART IV

Item 15	Exhibits and Financial Statement Schedules

3.1	Certificate of Incorporation of Chemed Corporation.*

3.2	Certificate of Amendment to Certificate of Incorporation, dated May 15, 2006.*

3.3	By-Laws of Chemed Corporation, as amended February 17, 2017.*

4.1	Description of Securities.

10.1	2006 Stock Incentive Plan, as amended August 11, 2006.*,**

10.2	2010 Stock Incentive Plan.*,**

10.3	2015 Stock Incentive Plan*,**

10.4	2018 Stock Incentive Plan*,**

10.5	Employment Agreement with David P. Williams dated December 1, 2006.*,**

10.6	First Amendment to Employment Agreement with David P. Williams dated July 9, 2009.*,**

10.7	Consulting Agreement with Timothy S. O'Toole dated June 16, 2016.*,**

10.8	Employment Agreement with Kevin J. McNamara dated May 3, 2008.*,**

10.9	First Amendment to Employment Agreement with Kevin J. McNamara dated July 9, 2009.*,**

10.10	Excess Benefits Plan, as restated and amended, effective June 1, 2001.*,**

10.11	Amendment No. 1 to Excess Benefits Plan, effective July 1, 2001.*,**

10.12	Amendment No. 2 to Excess Benefits Plan, effective November 7, 2003.*,**

10.13	Non-Employee Directors’ Deferred Compensation Plan.*,**

10.14	Chemed/Roto-Rooter Savings & Retirement Plan, effective January 1, 1999.*,**

10.15	First Amendment to Chemed/Roto-Rooter Savings & Retirement Plan, effective September 6, 2000.*,**

10.16	Second Amendment to Chemed/Roto-Rooter Savings & Retirement Plan, effective January 1, 2001.*,**

10.17	Third Amendment to Chemed/Roto-Rooter Savings & Retirement Plan, effective December 12, 2001.*,**

10.18	Directors Emeriti Plan.*,**

10.19	Chemed Corporation Change in Control Severance Plan, as amended August 3, 2018.*,**

10.20	Chemed Corporation Senior Executive Severance Policy, as amended August 3, 2018*,**

10.21	Roto-Rooter Deferred Compensation Plan No. 1, as amended January 1, 1998.*,**

10.22	Roto-Rooter Deferred Compensation Plan No. 2.*,**

10.23	Form of Performance-Based Restricted Stock Units Award*,**

10.24	Form of Stock Option Grant, pre-2013.*,**

10.25	Form of Stock Option Grant, 2013.*,**

10.26	Form of Stock Option Grant, 2015. *,**

10.27	Form of Stock Option Grant, 2018. *,**

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

10.30		Fourth Amended and Restated Credit Agreement by and among Chemed Corporation, JP Morgan Chase Bank NA, and other lenders as of June 30, 2018, exhibits and schedules thereto.*

13		2020 Annual Report to Stockholders.

14		Policies on Business Ethics of Chemed Corporation

21		Subsidiaries of Chemed Corporation.

23		Consent of Independent Registered Public Accounting Firm.

24		Powers of Attorney.

31.1		Certification by Kevin J. McNamara pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act of 1934.

31.2		Certification by David P. Williams pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act of 1934.

31.3		Certification by Michael D. Witzeman pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act of 1934.

32.1		Certification by Kevin J. McNamara pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2		Certification by David P. Williams pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.3		Certification by Michael D. Witzeman pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS		XBRL Instance Document*

101.SCH		XBRL Extension Schema*

101.CAL		XBRL Taxonomy Extension Calculation Linkbase*

101.DEF		XBRL Taxonomy Extension Definition Linkbase*

101.LAB		XBRL Taxonomy Extension Label Linkbase*

101.PRE		XBRL Taxonomy Extension Presentation Linkbase*
	*	This exhibit is being filed by means of incorporation by reference (see Index to Exhibits on page 33). Each other exhibit is being filed with this Annual Report on Form 10-K.
	**	Management contract or compensatory plan or arrangement.

Item 16. Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

February 26, 2021	CHEMED CORPORATION

	By	/s/ Kevin J. McNamara
Kevin J. McNamara
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

6
3
Signature	Title		Date
/s/ Kevin J. McNamara Kevin J. McNamara	President and Chief Executive Officer and a Director (Principal Executive Officer)
/s/ David P. Williams David P. Williams	Executive Vice President and Chief Financial Officer (Principal Financial Officer)
/s/ Michael D. Witzeman Michael D. Witzeman	Vice President and Controller (Principal Accounting Officer)		February 26, 2021
Ron DeLyons* Joel F. Gemunder* Patrick P. Grace* Thomas C. Hutton* Christopher J. Heaney* Andrea R. Lindell*	Thomas P. Rice* Donald E. Saunders* George J Walsh III*	--Directors

*     Brian C. Judkins by signing his name hereto signs this document on behalf of each of the persons indicated above pursuant to powers of attorney duly executed by such persons and filed with the Securities and Exchange Commission.

February 26, 2021			/s/ Brian C. Judkins
Date			Brian C. Judkins
(Attorney-in-Fact)

CHEMED CORPORATION AND SUBSIDIARY COMPANIES

INDEX TO FINANCIAL STATEMENTS

2018, 2019 AND 2020

Page(s)

Chemed Corporation Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm	38*
Consolidated Statements of Income	40*
Consolidated Balance Sheets	41*
Consolidated Statements of Cash Flows	42*
Consolidated Statements of Changes in Stockholders’ Equity	43*
Notes to Consolidated Financial Statements	44*

________________

*Indicates page numbers in Chemed Corporation 2020 Annual Report to Stockholders

The consolidated financial statements of Chemed Corporation listed above, appearing in the 2020 Annual Report to Stockholders, are incorporated herein by reference. Schedules not included have been omitted because they are not applicable or the required information is shown in the financial statements or notes thereto as listed above.

INDEX TO EXHIBITS

			Page Number
			or
			Incorporation by Reference

Exhibit		File No. and	Previous
Number		Filing Date	Exhibit No.

3.1	Certificate of Incorporation of	Form S-3	4.1
	Chemed Corporation	Reg. No. 33-44177
		11/26/91

3.2	Certificate of Amendment to Certificate	Form 8-K	3.1
	Incorporation, dated May 15, 2006	5/16/06

3.3	By-Laws of Chemed Corporation	Form 8-K	3.1
	as amended February 17, 2017	2/17/17

4.1	Description of Securities	Form 10-K 2/26/20	4.1

10.1	2006 Stock Incentive Plan,	Form 10-Q	10.1
	as amended August 11, 2006	8/14/06, **

10.2	2010 Stock Incentive Plan	Form 8-K	99.1
		5/18/10, **

10.3	2015 Stock Incentive Plan	Form S-8	4.5
		7/15/15, **

10.4	2018 Stock Incentive Plan	Form S-8	4.5
		5/23/18, **

10.5	Employment Agreement with David	Form 8-K	10.01
	P. Williams dated December 1, 2006	12/1/06, **

10.6	First Amendment to Employment	Form 10-Q	10.2
	Agreement with David P. Williams	10/30/09, **
	dated July 9, 2009.

10.7	Employment Agreement with	Form 8-K	10.02
	Timothy S. O’Toole dated	5/7/07, **
	May 6, 2007.

10.8	First Amendment to Employment	Form 10-Q	10.3
	Agreement with Timothy S.	10/30/09, **
	O’Toole dated July 9, 2009.

10.9	Consulting Agreement with	Form 8-K	10.1
	Timothy S. O’Toole dated	6/8/16, **
	June 16, 2016.

10.10	Employment Agreement with	Form 8-K	10.01
	Kevin J. McNamara dated	5/6/08,**
	May 3, 2008.

10.11	First Amendment to Employment	Form 10-Q	10.1
	Agreement with Kevin J.	10/30/09, **
	McNamara dated July 9, 2009.

10.12	Excess Benefits Plan, as restated	Form 10-K	10.24
	and amended, effective June 1, 2001	3/12/04, **

10.13	Amendment No. 1 to Excess Benefits	Form 10-K	10.25
	Plan, effective July 1, 2002	3/12/04, **

10.14	Amendment No. 2 to Excess Benefits	Form 10-K	10.26
	Plan, effective November 7, 2003	3/12/04, **

10.15	Non-Employee Directors' Deferred	Form 10-K	10.10
	Compensation Plan	3/24/88, **

10.16	Chemed/Roto-Rooter Savings &	Form 10-K	10.25
	Retirement Plan, effective	3/25/99, **
	January 1, 1999

10.17	First Amendment to Chemed/	Form 10-K	10.22
	Roto-Rooter Savings & Retirement	3/28/02, **
	Plan effective September 6, 2000

10.18	Second Amendment to Chemed/	Form 10-K	10.23
	Roto-Rooter Savings & Retirement	3/28/02, **
	Plan effective January 1, 2001

10.19	Third Amendment to Chemed/	Form 10-K	10.24
	Roto-Rooter Savings & Retirement	3/28/02, **
	Plan effective December 12, 2001

10.20	Directors Emeriti Plan	Form 10-Q	10.11
		5/12/88, **

10.21	Change in Control Severance	Form 10-K	10.19
	Plan as amended August 3, 2018.	2/27/19,**

10.22	Senior Executive Severance	Form 10-K	10.20
	Policy as amended August 3, 2018.	2/27/19,**

10.23	Roto-Rooter Deferred Compensation	Form 10-K	10.37
	Plan No. 1, as amended January 1, 1998	3/28/01, **

10.24	Roto-Rooter Deferred Compensation	Form 10-K	10.38
	Plan No. 2	3/28/01, **

10.25	Form of Performance Based Restricted	Form 10-K	10.32
	Stock Unit Award	2/27/14, **

10.26	Form of Stock Option Grant Pre-2013	Form 10-K	10.51
		3/28/05, **

10.27	Form of Stock Option Grant – 2013	Form 10-K	10.35
		2/27/14, **

10.28	Form of Stock Option Grant – 2015	Form 10-K	10.30
		2/26/16,**

10.29	Form of Stock Option Grant - 2018	Form 10-K 2/26/20,**	10.29

10.30	Settlement Agreement, effective October 30, 2017	Form 8-K	10.01
	by and among the United States of America,	11/2/17
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

The Company’s management, including the President and Chief Executive Officer, Executive Vice President and Chief Financial Officer and Vice President and Controller, has conducted an evaluation of the effectiveness of its internal control over financial reporting as of December 31, 2020, based on the framework established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this evaluation, management concluded that internal control over financial reporting was effective as of December 31, 2020, based on criteria in Internal Control—Integrated Framework issued by COSO.

PricewaterhouseCoopers LLP, our independent registered public accounting firm, has audited the effectiveness of the Company’s internal control over financial reporting as of December 31, 2020, as stated in their report which appears on pages 38 through 39.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Chemed Corporation

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Chemed Corporation and its subsidiaries (the “Company”) as of December 31, 2020 and 2019, and the related consolidated statements of income, of changes in stockholders’ equity and of cash flows for each of the three years in the period ended December 31, 2020, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (i) relates to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

VITAS Revenue Implicit Price Concessions

As described in Note 2 to the consolidated financial statements, service revenue for VITAS is reported at the amount that reflects the ultimate consideration management expects to receive in exchange for providing patient care. These amounts are due from third-party payors, primarily commercial health insurers and government programs (Medicare and Medicaid). Management estimates the transaction price for patients with deductibles and coinsurance, along with those uninsured patients, based on historical experience and current conditions. The estimate of any contractual adjustments, discounts or implicit price concessions reduces the amount of revenue initially recognized. Settlement with third-party payors for retroactive adjustments due to audits, reviews or investigations are considered variable consideration and are included in the determination of the estimated transaction price for providing patient care. The variable consideration is estimated based on the terms of the payment agreement, existing correspondence from the payor and the Company’s historical settlement activity. The impact of these estimates is disclosed as implicit price concessions and totaled $15 million for the year-ended December 31, 2020.

The principal considerations for our determination that performing procedures relating to VITAS revenue implicit price concessions is a critical audit matter are the significant judgment by management when developing the estimate of implicit price concessions used in determining the transaction price for each third-party payor. This in turn led to significant auditor judgment, subjectivity, and effort in performing procedures to evaluate the ultimate consideration management expects to receive, related to estimates of implicit price concessions including retroactive adjustments due to audits, reviews or investigations, the assessment of management’s evaluation of correspondence from the payor and the Company’s historical settlement activity.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the revenue recognition process, including controls over the VITAS revenue implicit price concessions estimate. These procedures also included, among others, (i) developing an independent estimate of the implicit price concessions by utilizing historical settlement activity; (ii) comparing the independent estimate to management’s estimate; and (iii) evaluating and testing management’s process for developing the estimate related to retroactive adjustments due to audits, reviews or investigations, which included evaluating the reasonableness of the estimate based on existing correspondence from the payor and the Company’s historical settlement activity. Evaluating the reasonableness of the implicit price concessions estimate involved inspecting evidence of correspondence from payors, testing the completeness and accuracy of historical settlement activity on a sample basis, and performing a retrospective review of consideration received subsequent to prior and current year-end to evaluate the reasonableness of the prior and current period estimated implicit price concessions applied by management.

/s/ PricewaterhouseCoopers LLP

Cincinnati, Ohio

February 26, 2021

We have served as the Company’s auditor since 1971.

CONSOLIDATED STATEMENTS OF INCOME

Chemed Corporation and Subsidiary Companies
(in thousands, except per share data)
For the Years Ended December 31,	2020	2019	2018

Service revenues and sales (Note 2)	$2,079,583	$1,938,555	$1,782,648
Cost of services provided and goods sold (excluding depreciation)	1,378,197	1,321,126	1,227,644
Selling, general and administrative expenses	330,218	305,712	271,209
Depreciation	46,596	40,870	38,464
Amortization	9,987	4,335	399
Other operating (income)/expenses (Note 19)	(75,095)	9,132	1,300
Total costs and expenses	1,689,903	1,681,175	1,539,016
Income from operations	389,680	257,380	243,632
Interest expense	(2,355)	(4,535)	(4,990)
Other income--net (Note 10)	8,665	8,764	958
Income before income taxes	395,990	261,609	239,600
Income taxes (Note 11)	(76,524)	(41,686)	(34,056)
Net Income	$319,466	$219,923	$205,544

Earnings Per Share (Note 15)
Net Income	$20.02	$13.77	$12.80
Average number of shares outstanding	15,955	15,969	16,059
Diluted Earnings Per Share (Note 15)
Net Income	$19.48	$13.31	$12.23
Average number of shares outstanding	16,398	16,527	16,803

The Notes to Consolidated Financial Statements are integral parts of these statements.

CONSOLIDATED BALANCE SHEETS

Chemed Corporation and Subsidiary Companies
(in thousands, except shares and per share data)
December 31,	2020	2019
Assets
Current assets
Cash and cash equivalents (Note 9)	$162,675	$6,158
Accounts receivable	126,853	143,827
Inventories	7,095	7,462
Prepaid income taxes	6,603	10,074
Prepaid expenses	26,177	23,150
Total current assets	329,403	190,671
Investments of deferred compensation plans held in trust (Notes 14 and 16)	88,811	77,446
Properties and equipment, at cost, less accumulated depreciation (Note 12)	187,820	175,763
Lease right of use asset (Note 13)	123,448	111,652
Identifiable intangible assets less accumulated amortization (Note 6)	118,085	126,370
Goodwill	578,585	577,367
Other assets	8,759	9,048
Total Assets	$1,434,911	$1,268,317

Liabilities
Current liabilities
Accounts payable	$54,234	$51,101
Income taxes	9,464	131
Accrued insurance	54,703	50,328
Accrued compensation	91,282	70,814
Accrued legal	10,632	6,941
Short-term lease liability (Note 13)	36,200	39,280
Other current liabilities	42,593	43,625
Total current liabilities	299,108	262,220
Deferred income taxes (Note 11)	20,664	18,504
Long-term debt (Note 3)	-	90,000
Deferred compensation liabilities (Note 14)	88,456	76,446
Long-term lease liability (Note 13)	99,210	86,656
Other liabilities	26,273	7,883
Total Liabilities	533,711	541,709
Commitments and contingencies (Note 17)
Stockholders' Equity
Capital stock - authorized 80,000,000 shares $1 par; issued 36,258,638 shares
(2019 - 35,810,528 shares)	36,259	35,811
Paid-in capital	961,404	860,671
Retained earnings	1,723,777	1,425,752
Treasury stock - 20,351,562 shares (2019 - 19,867,220 shares), at cost	(1,822,579)	(1,597,940)
Deferred compensation payable in Company stock (Note 14)	2,339	2,314
Total Stockholders' Equity	901,200	726,608
Total Liabilities and Stockholders' Equity	$1,434,911	$1,268,317

The Notes to Consolidated Financial Statements are integral parts of these statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
Chemed Corporation and Subsidiary Companies
(in thousands)
For the Years Ended December 31,	2020	2019	2018
Cash Flows from Operating Activities
Net income	$319,466	$219,923	$205,544
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	56,583	45,205	38,863
Stock option expense	18,422	14,831	12,611
Deferred payroll taxes	36,350	-	-
Noncash portion of long-term incentive compensation	7,208	5,740	5,405
Accrued litigation settlement	2,684	6,000	-
Provision/(benefit) for deferred income taxes (Note 11)	1,433	(2,770)	5,187
Noncash directors' compensation	1,171	767	766
Amortization of debt issuance costs	306	306	441
Loss on sale of transportation equipment (Note 19)	-	2,266	-
Amortization of restricted stock awards	-	-	446
Changes in operating assets and liabilities:
Decrease/(increase) in accounts receivable	12,773	(19,247)	(5,570)
Decrease/(increase) in inventories	367	(1,757)	(351)
Increase in prepaid expenses	(3,027)	(3,491)	(2,665)
Increase in accounts payable and other current liabilities	19,096	28,417	8,935
Net change in lease assets and liabilities	1,206	3,108	-
Change in current income taxes	13,525	161	18,898
Increase in other assets	(11,834)	(11,963)	(5,544)
Increase in other liabilities	12,323	12,354	3,451
Other sources	1,237	1,399	721
Net cash provided by operating activities	489,289	301,249	287,138
Cash Flows from Investing Activities
Capital expenditures	(58,831)	(53,022)	(52,872)
Business combinations, net of cash acquired (Note 7)	(3,600)	(138,010)	(53,177)
Other sources	871	272	824
Net cash used by investing activities	(61,560)	(190,760)	(105,225)
Cash Flows from Financing Activities
Payments on revolving line of credit	(264,900)	(482,100)	(406,550)
Proceeds from revolving line of credit	174,900	482,900	469,550
Purchases of treasury stock	(175,594)	(92,631)	(158,884)
Proceeds from exercise of stock options (Note 4)	50,382	34,380	32,412
Capital stock surrendered to pay taxes on stock-based compensation	(25,328)	(28,474)	(27,548)
Dividends paid	(21,079)	(19,788)	(18,662)
Change in cash overdraft payable	(9,849)	(3,927)	(1,531)
Payments on other long-term debt	-	-	(75,000)
Other sources/(uses)	256	478	(1,990)
Net cash used by financing activities	(271,212)	(109,162)	(188,203)
Increase/(decrease) in cash and cash equivalents	156,517	1,327	(6,290)
Cash and cash equivalents at beginning of year	6,158	4,831	11,121
Cash and cash equivalents at end of year	$162,675	$6,158	$4,831

The Notes to Consolidated Financial Statements are integral parts of these statements.

CONSOLIDATED STATEMENTS OF CHANGES
IN STOCKHOLDERS' EQUITY
Chemed Corporation and Subsidiary Companies
(in thousands, except per share data)					Deferred
					Compensation
				Treasury	Payable in
	Capital	Paid-in	Retained	Stock-	Company
	Stock	Capital	Earnings	at Cost	Stock	Total
Balance at December 31, 2017	34,732	695,797	1,038,955	(1,231,332)	2,202	540,354
Net income	-	-	205,544	-	-	205,544
Dividends paid ($1.16 per share)	-	-	(18,662)	-	-	(18,662)
Stock awards and exercise of stock options (Note 4)	579	79,452	-	(55,939)	-	24,092
Purchases of treasury stock (Note 18)	-	-	-	(158,884)	-	(158,884)
Other	-	(891)	(220)	(141)	142	(1,110)
Balance at December 31, 2018	35,311	774,358	1,225,617	(1,446,296)	2,344	591,334
Net income	-	-	219,923	-	-	219,923
Dividends paid ($1.24 per share)	-	-	(19,788)	-	-	(19,788)
Stock awards and exercise of stock options (Note 4)	500	85,788	-	(59,043)	-	27,245
Purchases of treasury stock (Note 18)	-	-	-	(92,631)	-	(92,631)
Other	-	525	-	30	(30)	525
Balance at December 31, 2019	35,811	860,671	1,425,752	(1,597,940)	2,314	726,608
Net income	-	-	319,466	-	-	319,466
Dividends paid ($1.32 per share)	-	-	(21,079)	-	-	(21,079)
Stock awards and exercise of stock options (Note 4)	448	100,427	-	(49,020)	-	51,855
Purchases of treasury stock (Note 18)	-	-	-	(175,594)	-	(175,594)
Other	-	306	(362)	(25)	25	(56)
Balance at December 31, 2020	$36,259	$961,404	$1,723,777	$(1,822,579)	$2,339	$901,200

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

As further discussed in Note 3, Chemed has $37.9 million in standby letters of credit outstanding. These letters of credit are with large, highly rated financial institutions. The Company periodically reviews published default tables related to these institutions to assess the need for an allowance. Chemed believes that any expected credit loss related to outstanding letters of credit based on current economic conditions is not material.

In conjunction with its year end December 31, 2020 closing process, subsequent to the adoption of ASU No. 2016-13, Roto-Rooter re-assessed its expected credit losses as a result of COVID-19. In addition to the historical provision matrix described above, and in conjunction with the quarterly assessment of current economic conditions and published default rates to evaluate credit risk over the life of the account, Roto-Rooter analyzed the industries from which the accounts receivable originated. Using available information and judgment, additional expected credit losses were recorded for industries deemed higher risk during the economic shut down, such as restaurants, hotels and bars. The additional charge taken for the year ended December 31, 2020 related to expected credit losses from COVID-19 issues was $657,000. The full economic impact as a result of COVID-19 and the related business shut-downs will not be known for some period of time. The amount recorded for the year ended December 31, 2020 represents management’s current best estimate.

ADDITIONS
(CHARGED)
		CREDITED	(CHARGED)
		TO COSTS	CREDITED
	BALANCE AT	AND	TO OTHER			BALANCE AT
DESCRIPTION	1/1/2020	EXPENSES	ACCOUNTS	DEDUCTIONS	OTHER	12/31/2020

December 31, 2020	$(353)	$(657)	$(475)	$488	$(25)	$(1,022)

CORONAVIRUS AID, RELIEF AND ECONOMIC STIMULUS (CARES) ACT

The current COVID-19 pandemic had a material impact on our results of operations, cash flow and financial position as of December 31, 2020. We are closely monitoring the impact of the pandemic on all aspects of our business including impacts to employees, customers, patients, suppliers and vendors. The Company’s two operating subsidiaries have been categorized as critical infrastructure businesses and are not currently materially limited by federal, state or local regulations that restrict movement or operating ability.

The length and severity of the pandemic, coupled with related governmental actions including relief acts and actions relating to our workforce at federal, state and local levels, and underlying economic disruption will determine the ultimate short-term and long-term impact to our business operations and financial results. To date, we have seen shifts in demand and mix of services, changes in referral patterns, and an increase in usage and reliance on our technology infrastructure, among other changes. We are unable to predict the myriad of possible issues that could arise or the ultimate effect to our businesses as a result of the unknown short, medium and long-term impacts that the pandemic will have on the United States economy and society as a whole.

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

•On April 10, 2020 VITAS received $80.2 million from the Relief Fund based upon VITAS’s 2019 Medicare fee-for-service revenue. The main condition that is attached to the grant is that the money will be used “only for health care related expenses or lost revenues that are attributable to coronavirus”. HHS guidance does not specifically designate what healthcare expenses are related to COVID-19. The guidance to date is general and broad but does provide some examples such as equipment and supplies, workforce training, reporting COVID-19 test results, securing separate facilities for COVID-19 patients and acquiring additional resources to expand or preserve care delivery. VITAS has cared for approximately 5,700 COVID positive patients through December 31, 2020.

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

•Chemed and its subsidiaries have deferred $36.4 million of certain employer payroll taxes as permitted by the CARES Act. $18.2 million is classified as a short-term liability and $18.2 million is classified as a long-term liability.

•During the period from May 1, 2020 through December 31, 2020, the 2% Medicare sequestration reimbursement cut is suspended. For the year ended December 31, 2020 approximately $16.8 million was recognized as revenue due to the suspension of sequestration.

On December 27, 2020, a second COVID-19 relief bill was signed into law. Among other things, this bill extended the suspension of the 2% sequestration cut through March 31, 2021.

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

The components of the amount recognized are as follows, (in thousands):

Lost revenue	$44,784
Incremental PTO	21,425
Hard costs	14,016
Other operating income	$80,225

Hard costs are primarily expenses paid to outside vendors for personal protection equipment, COVID testing for front line workers, and deep cleaning of in-patient facilities. In April, VITAS provided an extra two weeks of paid time off (“PTO”) to all frontline workers.

During the year ended December 31, 2020, VITAS recognized $44.8 million for estimated lost revenue as a result of the pandemic. The December 27, 2020 COVID-19 relief bill gave providers multiple options to calculate lost revenue including budget to actual comparisons, 2019 actual to 2020 actual comparisons, or other systematic methods of calculation. We calculated lost revenue using the budget to actual method. Our 2020 budget was compiled, reviewed and approved prior to the start of the pandemic. Lost revenues for 2020 based on our calculation was $61.4 million, however only $44.8 million was recognized for use under the grant received.

All CARES Act funds received have been fully recognized as of December 31, 2020. However, the rules concerning utilization of the funds continue to evolve and we will continue to comply with those applicable to us, subsequent to year end.

CASH EQUIVALENTS

Cash equivalents comprise short-term, highly liquid investments, including money market funds that have original maturities of three months or less.

CONCENTRATION OF RISK

As of December 31, 2020, and 2019, approximately 74% and 71%, respectively, of VITAS’ total accounts receivable balance were from Medicare and 20% and 26%, respectively, of VITAS’ total accounts receivable balance were due from various state Medicaid or managed Medicaid programs. Combined accounts receivable from Medicare, Medicaid, and managed Medicaid represent approximately 80% of the consolidated net accounts receivable in the accompanying consolidated balance sheets as of December 31, 2020.

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

The weighted average lives of our property and equipment at December 31, 2020, were:

Buildings and building improvements	14.9	yrs.
Transportation equipment	9.6
Machinery and equipment	5.0
Computer software	4.1
Furniture and fixtures	4.6

GOODWILL AND INTANGIBLE ASSETS

The table below shows a rollforward of Goodwill (in thousands):

		Roto-
	Vitas	Rooter	Total
Balance at December 31, 2018	$333,331	$177,239	$510,570
Business combinations	-	66,726	66,726
Foreign currency adjustments	-	71	71
Balance at December 31, 2019	$333,331	$244,036	$577,367
Business combinations	-	1,193	1,193
Foreign currency adjustments	-	25	25
Balance at December 31, 2020	$333,331	$245,254	$578,585

Identifiable, definite-lived intangible assets arise from purchase business combinations and are amortized using either an accelerated method or the straight-line method over the estimated useful lives of the assets. The selection of an amortization method is based on which method best reflects the economic pattern of usage of the asset. Reacquired franchise rights are amortized over the remaining term of the franchise agreement at the time of acquisition. The weighted average lives of our identifiable, definite-lived intangible assets at December 31, 2020, were:

Covenants not to compete	6.5	yrs.
Reacquired franchise rights	7.4
Referral networks	10.0
Customer lists	16.8

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

We completed our qualitative analysis for impairment of goodwill and our indefinite-lived intangible assets as of October 1, 2020. Based on our assessment, we do not believe that it is more likely than not that our reporting units or indefinite-lived assets fair values are less than their carrying values.

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

As of December 31, 2020, we have two cloud computing arrangements that are service contracts. We have capitalized approximately $9.3 million related to implementation of these projects which are included in prepaid assets in the accompanying balance sheets. A VITAS human resource system was placed into service in January 2020 and is being amortized over 5 years. For the year ended December 31, 2020, $1.1 million has been amortized. There has been no other amortization expense associated with the second project, as the software has not yet been placed in service. We anticipate amortizing the assets over the original term of the arrangements plus renewal options that are reasonably certain of being exercised.

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

ADVERTISING

We expense the production costs of advertising the first time the advertising takes place. We pay for and expense the cost of internet advertising and placement on a “per click” basis. Similarly, the majority of our telephone directory listings and certain types of internet advertising are paid for and expensed on a “cost per call” basis. For those directories that are not on this billing basis, the cost of the directory is expensed when the directories are placed in circulation. Advertising expense for the year ended December 31, 2020, was $54.4 million (2019 – $49.5 million; 2018 - $47.0 million).

OTHER CURRENT LIABILITIES

There are no amounts included in other current liabilities that individually exceed 5% of total current liabilities, with the exception of the Medicare cap liability, which is discussed further in Note 2.

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

Our casualty insurance liabilities are recorded gross before any estimated recovery for amounts exceeding our stop loss limits. Estimated recoveries from insurance carriers are recorded as accounts receivable. Claims experience adjustments to our casualty and workers’ compensation accrual for the years ended December 31, 2020, 2019 and 2018, were net pretax credits of ($4,578,000), ($1,664,000), and ($3,437,000) respectively.

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

Our effective income tax rate was 19.3%, 15.9% and 14.2% for the years ended December 31, 2020, 2019, and 2018, respectively. Excess tax benefit on stock options reduced our income tax expenses by $26.1 million, $24.2 million, and $22.9 million for the years ended December 31, 2020, 2019 and 2018, respectively.

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

BUSINESS COMBINATIONS

We account for acquired businesses using the acquisition method of accounting. All assets acquired and liabilities assumed are recorded at their respective fair values at the date of acquisition. The determination of fair value involves estimates and the use of valuation techniques when market value is not readily available. We use various techniques to determine fair value in accordance with accepted valuation models, primarily the income approach. The significant assumptions used in developing fair values include, but are not limited to, revenue growth rates, the amount and timing of future cash flows, discount rates, useful lives, royalty rates and future tax rates. The excess of purchase price over the fair value of assets and liabilities acquired is recorded as goodwill. See Note 7 for discussion of recent acquisitions.

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

Care is provided to patients regardless of their ability to pay. Patients who meet our criteria for charity care are provided care without charge. There is no revenue or associated accounts receivable in the accompanying consolidated financial statements related to charity care. The cost of providing charity care during the years ended December 31, 2020, 2019 and 2018, was $8.1 million, $9.0 million and $8.2 million, respectively and is included in cost of services provided and goods sold. The cost of charity care is calculated by taking the ratio of charity care days to total days of care and multiplying by total cost of care.

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

We are subject to certain limitations on Medicare payments for services which are considered variable consideration, as follows:

Inpatient Cap. If the number of inpatient care days any hospice program provides to Medicare beneficiaries exceeds 20% of the total days of hospice care such program provided to all Medicare patients for an annual period beginning September 28, the days in excess of the 20% figure may be reimbursed only at the routine homecare rate. None of VITAS’ hospice programs exceeded the payment limits on inpatient services during the years ended December 31, 2020, 2019 and 2018.

Medicare Cap. We are also subject to a Medicare annual per-beneficiary cap (“Medicare cap”). Compliance with the Medicare cap is measured in one of two ways based on a provider election. The “streamlined” method compares total Medicare payments received under a Medicare provider number with respect to services provided to all Medicare hospice care beneficiaries in the program or programs covered by that Medicare provider number with the product of the per-beneficiary cap amount and the number of Medicare beneficiaries electing hospice care for the first time from that hospice program or programs from September 28 through September 27 of the following year. At December 31, 2020, all our programs except one are using the “streamlined” method.

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

During the year ended December 31, 2020 we recorded $6.7 million in Medicare cap revenue reduction related to four programs’ projected 2020 measurement period liability.

During the year ended December 31, 2019, we recorded $12.4 million in Medicare cap revenue reduction related to four programs’ projected 2020 measurement period liability and four programs’ 2019 measurement period liability.

During the year ended December 31, 2018, we recorded $4.1 million in Medicare cap revenue reduction related to two programs’ 2018 measurement period liability and two programs’ 2019 measurement period liability.

At December 31, 2020 and 2019, the Medicare cap liability included in other current liabilities on the accompanying balance sheets was $15.1 million and $16.3 million, respectively.

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

The composition of patient care service revenue by payor and level of care for the year ended December 31, 2020 is as follows (in thousands):

	Medicare	Medicaid	Commercial	Total
Routine home care	$1,033,487	$48,813	$24,058	$1,106,358
Continuous care	123,696	6,344	5,971	136,011
Inpatient care	100,259	9,646	5,051	114,956
	$1,257,442	$64,803	$35,080	$1,357,325

All other revenue - self-pay, respite care, etc.				11,164
Subtotal				$1,368,489
Medicare cap adjustment				(6,678)
Implicit price concessions				(14,970)
Room and board, net				(12,174)
Net revenue				$1,334,667

The composition of patient care service revenue by payor and level of care for the year ended December 31, 2019 is as follows (in thousands):

	Medicare	Medicaid	Commercial	Total
Routine home care	$1,003,308	$48,420	$24,297	$1,076,025
Continuous care	121,019	6,712	5,742	133,473
Inpatient care	84,752	9,102	6,066	99,920
	$1,209,079	$64,234	$36,105	$1,309,418

All other revenue - self-pay, respite care, etc.				10,433
Subtotal				$1,319,851
Medicare cap adjustment				(12,415)
Implicit price concessions				(14,893)
Room and board, net				(11,359)
Net revenue				$1,281,184

The composition of patient care service revenue by payor and level of care for the year ended December 31, 2018 is as follows (in thousands):

	Medicare	Medicaid	Commercial	Total
Routine home care	$939,951	$47,609	$22,958	$1,010,518
Continuous care	110,596	6,126	5,776	122,498
Inpatient care	69,354	8,156	5,167	82,677
	$1,119,901	$61,891	$33,901	$1,215,693

All other revenue - self-pay, respite care, etc.				7,831
Subtotal				$1,223,524
Medicare cap adjustment				(4,123)
Implicit price concessions				(11,785)
Room and board, net				(10,054)
Net revenue				$1,197,562

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

The composition of disaggregated revenue for the years ended December 31, 2020, 2019 and 2018 is as follows (in thousands):

	2020	2019	2018
Short-term core service jobs	$552,500	$482,625	$425,845
Water restoration	126,378	115,949	109,484
Contractor revenue	64,727	58,086	50,169
Franchise fees	4,893	6,152	6,382
All other	13,537	12,279	11,958
Subtotal	$762,035	$675,091	$603,838
Implicit price concessions and credit memos	(17,119)	(17,720)	(18,752)
Net revenue	$744,916	$657,371	$585,086

3.    Long-Term Debt and Lines of Credit

On June 20, 2018, we replaced our existing credit agreement with the Fourth Amended and Restated Credit Agreement (“2018 Credit Agreement”). Terms of the 2018 Credit Agreement consist of a five year, $450 million revolving credit facility and a $150 million expansion feature, which may consist of term loans or additional revolving commitments. The 2018 Credit Agreement has a floating interest rate that is generally LIBOR plus a tiered additional rate which varies based on our current leverage ratio. For December 31, 2020 and 2019, respectively, the interest rate is LIBOR plus 100 basis points. The 2018 Credit Agreement includes transition provisions in the instance LIBOR is no longer published or used as an industry-accepted rate.

Debt issuance costs associated with the prior credit agreement were not written off as the lenders and their relative percentage participation in the facility did not change. With respect to the 2018 Credit Agreement, deferred financing costs were $1.0 million.

The debt outstanding at December 31, 2020 and 2019 consists of the following (in thousands):

	December 31,
	2020	2019
Revolver	$-	$90,000
Term loan	-	-
Total	-	90,000
Current portion of term loan	-	-
Long-term debt	$-	$90,000

Capitalized interest was not material for any of the periods shown. Summarized below are the total amounts of interest paid during the years ended December 31 (in thousands):

2020	$2,028
2019	4,125
2018	4,178

The 2018 Credit Agreement contains the following quarterly financial covenants effective as of December 31, 2020:

Chemed
Description	Requirement	December 31, 2020

Leverage Ratio (Consolidated Indebtedness/Consolidated Adj. EBITDA)	< 3.50 to 1.00	0.08 to 1.00

Fixed Charge Coverage Ratio (Consolidated Free Cash Flow/Consolidated
Fixed Charges)	> 1.50 to 1.00	5.04 to 1.00

We are in compliance with all debt covenants as of December 31, 2020. We have issued $37.9 million in standby letters of credit as of December 31, 2020 for insurance purposes. Issued letters of credit reduce our available credit under the 2018 Credit Agreement. As of December 31, 2020, we have approximately $412.1 million of unused lines of credit available and eligible to be drawn down under our revolving credit facility.

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

In May 2020, the CIC granted 2,511 unrestricted shares of stock to the Company’s outside directors.

PERFORMANCE AWARDS

The CIC determines a targeted number of PSUs to be granted to each participant. A participant can ultimately receive up to 200% of the targeted PSUs based upon exceeding the respective EPS and TSR target.

In February 2018, 2019 and 2020, the CIC granted PSUs contingent upon the achievement of certain TSR targets as compared to the TSR of a group of peer companies for the three year measurement period, at which date the awards may vest. We utilize a Monte Carlo simulation approach in a risk-neutral framework with inputs including historical volatility and the risk-free rate of interest to value these TSR awards. We amortize the total estimated cost over the service period of the award.

In February 2018, 2019 and 2020, the CIC granted PSUs contingent on the achievement of certain EPS targets over the three year measurement period. At the end of each reporting period, we estimate the number of shares of stock we believe will ultimately vest and record that expense over the service period of the award.

Comparative data for the PSUs include:

	2020 Awards	2019 Awards	2018 Awards
TSR Awards
Shares of stock granted - target	5,156	7,029	7,523
Per-share fair value	$643.44	$434.51	$341.20
Volatility	21.4%	21.4%	22.9%
Risk-free interest rate	1.3%	2.45%	2.34%

EPS Awards
Shares of stock granted - target	5,156	7,029	7,523
Per-share fair value	$487.90	$322.40	$256.29

Common Assumptions
Service period (years)	2.9	2.9	2.9
Three-year measurement period ends December 31,	2022	2021	2020

The following table summarizes total stock option, stock award and PSU activity during 2020:

	Stock Options				Stock Awards			Performance Units (PSUs)
							Weighted
		Weighted Average		Aggregate			Average			Weighted
			Remaining	Intrinsic			Grant-Date	Number of		Average
	Number of	Exercise	Contractual	Value	Number of		Per-Share	Target		Grant-Date
	Options	Price	Life (Years)	(thousands)	Awards		Fair Value	Units		Price
Outstanding at January 1, 2020	1,205,948	$252.77			-		$-	42,978		$288.78
Granted	298,670	471.74			2,511		466.43	22,378		365.12
Exercised/Vested	(419,145)	176.73			(2,511)		466.34	(26,454)		197.02
Canceled/ Forfeited	(15,402)	369.84			-		-	(706)		472.68
Outstanding at December 31, 2020	1,070,071	$341.99	3.5	$198,910	-		$-	38,196		$396.93

Vested and expected to vest
at December 31, 2020	1,070,071	$341.99	3.5	$198,910	-	*$	-	69,106	*$	386.33
Exercisable at December 31, 2020	510,938	246.03	2.7	144,003	n.a.		n.a.	n.a.		n.a.
* Amount includes 26,525 share units which vested and were converted to shares of stock and distributed in the first quarter of 2021.

We estimate the fair value of stock options using the Black-Scholes valuation model. We determine expected term, volatility, and dividend yield and forfeiture rate based on our historical experience. We believe that historical experience is the best indicator of these factors.

Comparative data for stock options, stock awards and PSUs include (in thousands, except per-share amounts):

	Years Ended December 31,
	2020	2019	2018
Total compensation expense of stock-based compensation
plans charged against income	$26,802	$21,338	$19,229
Total income tax benefit recognized in income for stock
based compensation expense charged against income	6,904	5,373	4,788
Total intrinsic value of stock options exercised	125,448	106,793	102,144
Total intrinsic value of stock awards vested during the period	1,171	767	4,003
Per-share weighted average grant-date fair value of
stock awards granted	466.43	331.69	333.75

The assumptions we used to value stock option grants are as follows:

	2020	2019	2018
Stock price on date of issuance	$471.74	$413.19	$306.70
Grant date fair value per share	$97.56	$78.06	$67.16
Number of options granted	298,670	287,010	246,350
Expected term (years)	3.5	4.0	4.0
Risk free rate of return	0.24%	1.65%	2.99
Volatility	28.41%	21.25%	22.42
Dividend yield	0.3%	0.3%	0.4
Forfeiture rate	-	-	-

Other data for stock options, stock awards and PSUs for 2020 include (dollar amounts in thousands):

	Stock	Stock
	Options	Awards	PSUs

Total unrecognized compensation at the end of the year	$44,851	$-	$8,223
Weighted average period over which unrecognized compensation to be recognized (years)	2.3	-	1.7
Actual income tax benefit realized	$29,543	$276	$3,123
Aggregate intrinsic value vested and expected to vest	$198,910	$-	$36,479

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

5.    Segments and Nature of the Business

Our segments include the VITAS segment and the Roto-Rooter segment. Relative contributions of each segment to service revenues and sales were 64% and 36% in 2020, 66% and 34% in 2019 and 67% and 33% in 2018. The vast majority of our service revenues and sales from continuing operations are generated from business within the United States. Service revenues and sales by business segment are shown in Note 2.

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

Segment data are set forth below (in thousands):

	For the Years Ended December 31,
	2020	2019	2018
After-tax Segment Earnings/(Loss)
VITAS	$238,782	$155,822	$138,846
Roto-Rooter	120,394	103,710	98,711
Total	359,176	259,532	237,557
Corporate	(39,710)	(39,609)	(32,013)
Net income	$319,466	$219,923	$205,544
Interest Income
VITAS	$20,565	$18,515	$13,412
Roto-Rooter	6,332	8,285	7,000
Total	26,897	26,800	20,412
Corporate	13	-	-
Intercompany eliminations	(26,153)	(26,287)	(19,741)
Total interest income	$757	$513	$671
Interest Expense
VITAS	$166	$169	$175
Roto-Rooter	340	345	319
Total	506	514	494
Corporate	1,849	4,021	4,496
Total interest expense	$2,355	$4,535	$4,990
Income Tax Provision
VITAS	$76,473	$48,711	$40,847
Roto-Rooter	37,038	30,276	28,850
Total	113,511	78,987	69,697
Corporate	(36,987)	(37,301)	(35,641)
Total income tax provision	$76,524	$41,686	$34,056
Identifiable Assets
VITAS	$672,246	$663,455	$553,949
Roto-Rooter	499,101	507,480	351,030
Total	1,171,347	1,170,935	904,979
Corporate	263,564	97,382	70,550
Total identifiable assets	$1,434,911	$1,268,317	$975,529
Additions to Long-Lived Assets
VITAS	$28,865	$25,530	$36,969
Roto-Rooter	27,682	162,494	68,786
Total	56,547	188,024	105,755
Corporate	5,246	1,000	128
Total additions to long-lived assets	$61,793	$189,024	$105,883
Depreciation and Amortization
VITAS	$22,239	$20,055	$19,700
Roto-Rooter	34,208	24,994	19,016
Total	56,447	45,049	38,716
Corporate	136	156	147
Total depreciation and amortization	$56,583	$45,205	$38,863

6.    Intangible Assets

Amortization of definite-lived intangible assets for the years ended December 31, 2020, 2019, and 2018, was $10.0 million, $4.3 million and $399,000 respectively. The following is a schedule by year of projected amortization expense for definite-lived intangible assets (in thousands):

2021	$10,041
2022	10,016
2023	9,963
2024	9,916
2025	9,902
Thereafter	11,705

The balance in identifiable intangible assets comprises the following (in thousands):

	Gross	Accumulated	Net Book
	Asset	Amortization	Value
December 31, 2020
Referral networks	$21,850	$(21,294)	$556
Covenants not to compete	10,076	(9,632)	444
Customer lists	4,746	(1,577)	3,169
Reacquired franchise rights	72,478	(15,104)	57,374
Subtotal - definite-lived intangibles	109,150	(47,607)	61,543
VITAS trade name	51,300	-	51,300
Roto-Rooter trade name	150	-	150
Operating licenses	5,092	-	5,092
Total	$165,692	$(47,607)	$118,085

December 31, 2019
Referral networks	$21,850	$(21,223)	$627
Covenants not to compete	10,036	(9,478)	558
Customer lists	4,746	(1,362)	3,384
Reacquired franchise rights	71,618	(5,557)	66,061
Subtotal - definite-lived intangibles	108,250	(37,620)	70,630
VITAS trade name	51,300	-	51,300
Roto-Rooter trade name	150	-	150
Operating licenses	4,290	-	4,290
Total	$163,990	$(37,620)	$126,370

7.    Acquisitions

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

Included above is $1.4 million related to the HSW acquisition excess working capital. The amount was paid in 2020.

Reacquired franchise rights, included in identifiable intangibles on the Consolidated Balance Sheets, are amortized over the period remaining in each individual franchise agreement. The average amortization period for reacquired franchise rights for the acquisitions made in 2019 is 7.4 years.

Revenue and net income for the two acquisitions completed in 2019 for the period we owned them in 2019 are as follows (in thousands):

	HSW	Oakland	Total
Service revenues and sales	$20,141	$5,150	$25,291
Net income/(loss)	(2,777)	231	(2,546)

Included in 2019 net income for the two acquisitions is $3.4 million of one-time acquisition expense.

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

Revenues and expenses for acquisitions made in 2020 are not material.

8.    Discontinued Operations

At December 31, 2020 and 2019, the accrual for our estimated liability for potential environmental cleanup and related costs arising from the 1991 sale of DuBois amounted to $1.7 million. Of the 2020 balance, $826,000 is included in other current liabilities and $901,000 is included in other liabilities (long-term). The estimated amounts and timing of payments of these liabilities follows (in thousands):

2021	$826
2022	300
Thereafter	601
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

9.    Cash Overdrafts and Cash Equivalents

Included in the accompanying Consolidated Balance Sheets are $3.9 million, $1.8 million, and $3.2 million of capitalized property and equipment which were not paid for as of December 31, 2020, December 31, 2019 and December 31, 2018, respectively. These amounts have been excluded from capital expenditures in the accompanying Consolidated Statements of Cash Flow. There are no material non-cash amounts included in interest expense for any period presented.

There are no cash overdrafts included in accounts payable as of December 31, 2020. Included in accounts payable are cash overdrafts of $9.8 million as of December 31, 2019.

From time to time throughout the year, we invest excess cash in money market funds directly with major commercial banks. We closely monitor the creditworthiness of the institutions with which we invest our overnight funds. The amount invested was less than $100,000 for each balance sheet date presented.

10.    Other Income -- Net

Other income -- net comprises the following (in thousands):

	For the Years Ended December 31,
	2020	2019	2018

Market value gains related to deferred
compensation trusts	$7,933	$8,254	$287
Interest income	757	513	671
Other expense--net	(25)	(3)	-
Total other income	$8,665	$8,764	$958

The market value gain relates to gains on the assets in the deferred compensation trust. There is an offsetting expense in selling, general and administrative expense to reflect the corresponding increase in the liability.

11.    Income Taxes

The provision for income taxes comprises the following (in thousands):

	For the Years Ended December 31,
	2020	2019	2018
Current
U.S. federal	$58,602	$36,779	$23,934
U.S. state and local	15,950	7,078	4,484
Foreign	539	600	452
Deferred
U.S. federal, state and local	1,456	(2,773)	5,185
Foreign	(23)	2	1
Total	$76,524	$41,686	$34,056

A summary of the temporary differences that give rise to deferred tax assets/ (liabilities) follows (in thousands):

	December 31,
	2020	2019
Accrued liabilities	$42,151	$32,498
Lease liabilities	35,888	32,476
Implicit price concessions	7,031	4,165
Stock compensation expense	4,047	5,425
State net operating loss carryforwards	2,030	2,678
Other	888	592
Deferred income tax assets	92,035	77,834
Amortization of intangible assets	(40,619)	(39,377)
Right of use lease assets	(32,788)	(28,807)
Accelerated tax depreciation	(31,686)	(21,942)
Currents assets	(3,921)	(2,510)
Market valuation of investments	(2,382)	(2,058)
State income taxes	(1,161)	(1,477)
Other	(142)	(167)
Deferred income tax liabilities	(112,699)	(96,338)
Net deferred income tax liabilities	$(20,664)	$(18,504)

At December 31, 2020 and 2019, state net operating loss carryforwards were $37.3 million and $43.1 million, respectively. These net operating losses will expire, in varying amounts, between 2025 and 2040. Based on our history of operating earnings, we have determined that our operating income will, more likely than not, be sufficient to ensure realization of our deferred income tax assets.

A reconciliation of the beginning and ending of year amount of our unrecognized tax benefit is as follows (in thousands):

	2020	2019	2018
Balance at January 1,	$1,323	$1,348	$1,123
Unrecognized tax benefits due to positions taken in current year	200	234	453
Decrease due to expiration of statute of limitations	(219)	(259)	(228)
Balance at December 31,	$1,304	$1,323	$1,348

We file tax returns in the U.S. federal jurisdiction and various states. The years ended December 31, 2017 and forward remain open for review for federal income tax purposes. The earliest open year relating to any of our major state jurisdictions is the fiscal year ended December 31, 2015. During the next twelve months, we do not anticipate a material net change in unrecognized tax benefits.

We classify interest related to our accrual for uncertain tax positions in separate interest accounts. As of December 31, 2020, and 2019, we have approximately $163,000 and $159,000, respectively, accrued in interest payable related to uncertain tax positions. These accruals are included in other current liabilities in the accompanying consolidated balance sheet. Net interest expense related to uncertain tax positions included in interest expense in the accompanying consolidated statement of income is not material.

The difference between the actual income tax provision for continuing operations and the income tax provision calculated at the statutory U.S. federal tax rate is explained as follows (in thousands):

	For the Years Ended December 31,
	2020	2019	2018

Income tax provision calculated using the statutory rate of 21%	$83,158	$54,938	$50,316
Excess stock compensation tax benefits	(26,089)	(24,177)	(22,862)
State and local income taxes, less federal income tax effect	13,855	7,880	7,150
Nondeductible expenses	5,377	3,048	2,280
Other--net	223	(3)	(2,828)
Income tax provision	$76,524	$41,686	$34,056
Effective tax rate	19.3%	15.9%	14.2%

Summarized below are the total amounts of income taxes paid during the years ended December 31 (in thousands):

2020	$61,517
2019	44,063
2018	9,749

Provision has not been made for additional taxes on $35.1 million of undistributed earnings of our domestic subsidiaries. Should we elect to sell our interest in these businesses rather than to affect a tax-free liquidation, additional taxes amounting to approximately $8.4 million would be incurred based on current income tax rates.

12.    Properties and Equipment

A summary of properties and equipment follows (in thousands):

	December 31,
	2020	2019
Land	$9,385	$8,360
Buildings and building improvements	117,419	109,404
Transportation equipment	68,379	41,897
Machinery and equipment	129,835	123,102
Computer software	62,138	57,508
Furniture and fixtures	78,507	79,792
Projects under development	15,537	25,840
Total properties and equipment	481,200	445,903
Less accumulated depreciation	(293,380)	(270,140)
Net properties and equipment	$187,820	$175,763

The net book value of computer software at December 31, 2020 and 2019, was $8.9 million and $9.6 million, respectively. Depreciation expense for computer software was $5.5 million, $4.6 million and $5.4 million for the years ended December 31, 2020, 2019 and 2018, respectively.

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

We made a policy election to exclude leases with a lease term less than 12 month from being recorded on the balance sheet. We adopted the practical expedient related to the combining of lease and non-lease components, which allows us to account for the lease and non-lease components as a single lease component.

We do not currently have any finance leases, all lease information disclosed is related to operating leases.

The components of balance sheet information related to leases were as follows:

	December 31,
	2020	2019
Assets
Operating lease assets	$123,448	$111,652

Liabilities
Current operating leases	36,200	39,280
Noncurrent operating leases	99,210	86,656
Total operating lease liabilities	$135,410	$125,936

The components of lease expense were as follows:

	December 31,
	2020	2019
Lease Expense (a)
Operating lease expense	$60,195	$49,112
Sublease income	(83)	(6)
Net lease expense	$60,112	$49,106

(a)Includes short-term leases and variable lease costs, which are immaterial. Included in both cost of services provided and goods sold and selling, general and administrative expenses.

The components of cash flow information related to leases were as follows:

	December 31,
	2020	2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from leases	$49,932	$41,525

Leased assets obtained in exchange for new operating lease liabilities	$58,802	$150,356

Weighted Average Remaining Lease Term
Operating leases	4.98	years

Weighted Average Discount Rate
Operating leases	2.87%

Maturity of Operating Lease Liabilities (in thousands)

2021	$43,437
2022	31,059
2023	24,174
2024	18,243
2025	12,175
Thereafter	18,614
Total lease payments	$147,702
Less: interest	(10,356)
Less: lease obligations signed but not yet commenced	(1,936)
Total liability recognized on the balance sheet	$135,410

For leases commencing prior to 2019, minimum rental payments exclude payments to landlords for real estate taxes and common area maintenance. Operating lease payments include $2.3 million related to extended lease terms that are reasonably certain of being exercised and exclude $1.9 million lease payments for leases signed but not yet commenced.

14.    Retirement Plans

Retirement obligations under various plans cover substantially all full-time employees who meet age and/or service eligibility requirements. All plans providing retirement benefits to our employees are defined contribution plans. Expenses for our retirement and profit-sharing plans, excess benefit plans and other similar plans are as follows (in thousands):

For the Years Ended December 31,
2020	2019	2018

$27,044	$25,529	$16,502

These expenses include the impact of market gains and losses on assets held in deferred compensation plans.

Trust assets invested in shares of our stock are included in treasury stock, and the corresponding liability is included in a separate component of stockholders’ equity. At December 31, 2020, these trusts held 74,262 shares at historical average cost of $2.3 million (2019 – 77,963 shares or $2.3 million).

We have excess benefit plans for key employees whose participation in the qualified plans is limited by U.S. Employee Retirement Income Security Act requirements. Benefits are determined based on theoretical participation in the qualified plans. Benefits are only invested in mutual funds, and participants are not permitted to diversify accumulated benefits in shares of our capital stock.

15.    Earnings Per Share

The computation of earnings per share follows (in thousands, except per share data):

		Net Income
For the Years Ended December 31,		Net Income	Shares	Earnings per Share
2020
	Earnings	$319,466	15,955	$20.02
	Dilutive stock options	-	368
	Nonvested stock awards	-	75
	Diluted earnings	$319,466	16,398	$19.48

2019
	Earnings	$219,923	15,969	$13.77
	Dilutive stock options	-	480
	Nonvested stock awards	-	78
	Diluted earnings	$219,923	16,527	$13.31

2018
	Earnings	$205,544	16,059	$12.80
	Dilutive stock options	-	650
	Nonvested stock awards	-	94
	Diluted earnings	$205,544	16,803	$12.23

During 2020, 566,000 stock options were excluded from the computation of diluted earnings per share as their exercise prices were greater than the average market price during most of the year. During 2019, 287,000 stock options were also excluded. During 2018, 246,000 stock options were also excluded.

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

The following shows the carrying value, fair value and the hierarchy for our financial instruments as of December 31, 2020 (in thousands):

		Fair Value Measure
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Investments of deferred compensation plans held in trust	$88,811	$88,811	$-	$-

The following shows the carrying value, fair value and the hierarchy for our financial instruments as of December 31, 2019 (in thousands):

		Fair Value Measure
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Investments of deferred compensation plans held in trust	$77,446	$77,446	$-	$-
Long-term debt and current portion of long-term debt	90,000	-	90,000	-

For cash and cash equivalents, accounts receivable and accounts payable, the carrying amount is a reasonable estimate of fair value because of the liquidity and short-term nature of these instruments. As further described in Note 3, our outstanding long-term debt and current portion of long-term debt have floating interest rates that are reset at short-term intervals, generally 30 or 60 days. The interest rate we pay also includes an additional amount based on our current leverage ratio. As such, we believe our borrowings reflect significant nonperformance risks, mainly credit risk. Based on these factors, we believe the fair value of our long-term debt and current portion of long-term debt approximate the carrying value.

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

The Company entered into a settlement agreement in March 2019 that resolved the California state-wide wage and hour class action claims raised in four separate cases: (1) Jordan A. Seper on behalf of herself and others similarly situated v. VITAS Healthcare Corporation of California, a Delaware corporation; VITAS Healthcare Corp of CA, a business entity unknown; and DOES 1 to 100, inclusive; Los Angeles Superior Court Case Number BC 642857 (“Seper”); (2) Jiwan Chhina v. VITAS Health Services of California, Inc., a California corporation; VITAS Healthcare Corporation of California, a Delaware corporation; VITAS Healthcare Corporation of California, a Delaware corporation dba VITAS Healthcare Inc.; and DOES 1 to 100, inclusive; San Diego Superior Court Case Number 37-2015-00033978-CU-OE-CTL (“Chhina”) (which was subsequently merged with Seper); (3) Chere Phillips and Lady Moore

v. VITAS Healthcare Corporation of California, Sacramento County Superior Court, Case No. 34-2017-0021-2755 (“Phillips and Moore”); and (4) Williams v. VITAS Healthcare Corporation of California, Alameda County Superior Court Case No. RG 17853886 (“Williams”). These actions were brought by both current and former employees including a registered nurse, a licensed vocational nurse (LVN), home health aides and a social worker. Each action stated multiple claims generally including (1) failure to pay minimum wage for all hours worked; (2) failure to provide overtime for all hours worked; (3) failure to pay wages for all hours at the regular rate; (4) failure to provide meal periods; (5) failure to provide rest breaks; (6) failure to provide complete and accurate wage statements; (7) failure to pay for all reimbursement expenses; (8) unfair business practices; and (9) violation of the California Private Attorneys General Act. The cases generally asserted claims on behalf of classes defined to include all current and former non-exempt employees employed with VITAS in California within the four years preceding the filing of each lawsuit.

The settlement amount of $5.75 million plus employment taxes was recorded in the first quarter of 2019. The definition of the class to participate in the settlement is intended to cover claims raised in the consolidated Seper/Chhina matter, claims raised in Phillips and Moore, as well as any class claims in Williams. On January 28, 2020, the court granted preliminary approval of the settlement. The court granted final approval of the settlement hearing on December 8, 2020. Subsequent to year end, the settlement was paid.

Alfred Lax (“Lax”), a former employee of Roto-Rooter Services Company (“RRSC”) filed a class action lawsuit in Santa Clara County Superior Court in November of 2018 alleging (1) failure to provide or compensate for required rest breaks; (2) failure to properly pay for all hours worked; (3) failure to provide accurate wage statements; (4) failure to reimburse for work-related expenses; and (5) unfair business practices. Lax stated these claims as a representative of a class defined as all service technicians employed by RRSC in California during the four years preceding the filing of the complaint. The lawsuit is, Alfred Lax on behalf of himself and all others similarly situated v. Roto-Rooter Services Company, and Does 1 through 50 inclusive; Santa Clara County Superior Court Case Number 18CV338652. The Company entered into a settlement agreement in August 2020 to resolve the allegations, for a settlement amount of $2.6 million plus employment taxes. The settlement includes technicians in its Menlo Park and Bristol locations. The settlement was recorded in the third quarter of 2020. As of December 31, 2020, $3.1 million was accrued in the accompanying Consolidated Balance Sheet. The Court’s preliminary approval of the settlement was granted on November 19, 2020.

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

Please see Note 8 above relating to potential contingent environmental obligations.

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

18.    Capital Stock Transactions

We repurchased the following capital stock:

	For the Years Ended December 31,
	2020	2019	2018
Total cost of repurchased shares (in thousands):	$175,594	$92,631	$158,884
Shares repurchased	384,252	269,009	561,146
Weighted average price per share	$456.98	$344.34	$283.14

In March 2020, the Board of Directors authorized an additional $250.0 million for stock repurchase under the February 2011 repurchase program. We currently have $178.4 million of authorization remaining under this share purchase plan.

19.    Other Operating Expenses/(Income)

	December 31,
	2020	2019	2018
CARES Act grant income	$(80,225)	$-	$-
Litigation settlements	4,589	6,000	796
Loss on disposal of property and equipment	541	866	504
Loss on sale of transportation equipment	-	2,266	-
Total other operating expenses	$(75,095)	$9,132	$1,300

See Note 1 for further discussion of the accounting for the CARES Act grant income.

20.    Recent Accounting Standards

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

In December 2019, the FASB issued Accounting Standards Update “ASU No. 2019-12 – Simplifying the Accounting for Income Taxes”. The ASU adds new guidance to simplify accounting for income taxes, changes the accounting for certain income tax transactions and makes minor improvements to the codifications. The ASU is effective for the Company on January 1, 2021. There are no material impacts expected from adoption of this ASU.

UNAUDITED SUMMARIES OF QUARTERLY RESULTS

Chemed Corporation and Subsidiary Companies
(in thousands, except per share and footnote data)

	First	Second	Third	Fourth	Total
For the Year Ended December 31, 2020	Quarter	Quarter	Quarter	Quarter	Year
Total service revenues and sales	$515,798	$502,199	$528,297	$533,289	$2,079,583
Gross profit (excluding depreciation)	$164,053	$150,036	$189,057	$198,240	$701,386
Income/(loss) from operations	$79,363	$92,760	$74,308	$143,249	$389,680
Interest expense	(975)	(651)	(379)	(350)	(2,355)
Other income--net	(9,466)	7,514	7,675	2,942	8,665
Income before income taxes (a)	68,922	99,623	81,604	145,841	395,990
Income taxes	(13,031)	(17,522)	(13,882)	(32,089)	(76,524)
Net income/(loss) (a)	$55,891	$82,101	$67,722	$113,752	$319,466

Earnings/(Loss) Per Share (a)
Net income/(loss)	$3.50	$5.16	$4.25	$7.12	$20.02
Average number of shares outstanding	15,991	15,914	15,940	15,973	15,955

Diluted Earnings/(Loss) Per Share (a)
Net income/(loss)	$3.38	$5.01	$4.14	$6.96	$19.48
Average number of shares outstanding	16,516	16,373	16,373	16,348	16,398

(a) The following amounts are included in income during the respective quarter (in thousands):

	First	Second	Third	Fourth	Total
	Quarter	Quarter	Quarter	Quarter	Year
Pretax (cost)/benefit:
CARES Act grant	$-	$40,989	$(8,805)	$48,041	$80,225
Direct costs related to COVID-19	(1,834)	(25,382)	(8,266)	(3,778)	(39,260)
Stock option expense	(5,045)	(5,068)	(3,182)	(5,127)	(18,422)
Amortization of reacquired franchise agreements	(2,352)	(2,352)	(2,352)	(2,352)	(9,408)
Long-term incentive compensation	(1,821)	(1,929)	(1,774)	(3,413)	(8,937)
Expenses related to litigation settlements	-	-	(3,095)	(544)	(3,639)
Medicare cap sequestration adjustment	(675)	(796)	852	-	(619)
COVID-19 Medicare cap	-	(2,250)	2,250	-	-
Total	$(11,727)	$3,212	$(24,372)	$32,827	$(60)
After-tax (cost)/benefit:
CARES Act grant	$-	$30,537	$(6,528)	$35,839	$59,848
Direct costs related to COVID-19	(1,359)	(18,923)	(6,152)	(2,804)	(29,238)
Stock option expense	(4,190)	(4,209)	(2,970)	(4,331)	(15,700)
Amortization of reacquired franchise agreements	(1,729)	(1,729)	(1,728)	(1,728)	(6,914)
Long-term incentive compensation	(1,596)	(1,728)	(1,682)	(2,889)	(7,895)
Expenses related to litigation settlements	-	-	(2,275)	(400)	(2,675)
Medicare cap sequestration adjustment	(503)	(594)	635	-	(462)
COVID-19 Medicare cap	-	(1,679)	1,679	-	-
Excess tax benefits on stock compensation	4,553	8,203	7,187	6,146	26,089
Total	$(4,824)	$9,878	$(11,834)	$29,833	$23,053

UNAUDITED SUMMARIES OF QUARTERLY RESULTS

Chemed Corporation and Subsidiary Companies
(in thousands, except per share and footnote data)

	First	Second	Third	Fourth	Total
For the Year Ended December 31, 2019	Quarter	Quarter	Quarter	Quarter	Year
Total service revenues and sales	$462,034	$473,584	$480,613	$522,324	$1,938,555
Gross profit (excluding depreciation)	$140,083	$149,947	$152,430	$174,969	$617,429
Income from operations	$49,472	$65,527	$64,929	$77,452	$257,380
Interest expense	(1,124)	(1,237)	(1,041)	(1,133)	(4,535)
Other income/(expense)--net	2,439	13	3,036	3,276	8,764
Income before income taxes (a)	50,787	64,303	66,924	79,595	261,609
Income taxes	(6,120)	(13,575)	(7,976)	(14,015)	(41,686)
Net income (a)	$44,667	$50,728	$58,948	$65,580	$219,923

Earnings Per Share (a)
Net income	$2.80	$3.18	$3.69	$4.09	$13.77
Average number of shares outstanding	15,954	15,928	15,970	16,022	15,969

Diluted Earnings Per Share (a)
Net income	$2.70	$3.08	$3.56	$3.96	$13.31
Average number of shares outstanding	16,525	16,449	16,555	16,565	16,527

(a) The following amounts are included in income during the respective quarter (in thousands):

	First	Second	Third	Fourth	Total
	Quarter	Quarter	Quarter	Quarter	Year
Pretax (cost)/benefit:
Stock option expense	$(4,089)	$(3,929)	$(2,711)	$(4,102)	$(14,831)
Long-term incentive compensation	(1,488)	(1,386)	(1,677)	(3,079)	(7,630)
Expenses related to litigation settlements	(6,000)	-	-	-	(6,000)
Acquisition expense	(120)	(97)	(3,281)	(1,336)	(4,834)
Medicare cap sequestration adjustment	(515)	(1,689)	(859)	(919)	(3,982)
Amortization of reacquired franchise agreements	(441)	(331)	(331)	(2,861)	(3,964)
Loss on sale of transportation equipment	-	(2,266)	-	-	(2,266)
Noncash ASC 842 expenses	(548)	-	-	-	(548)
Total	$(13,201)	$(9,698)	$(8,859)	$(12,297)	$(44,055)
After-tax (cost)/benefit:
Stock option expense	$(3,327)	$(3,197)	$(2,278)	$(3,435)	$(12,237)
Long-term incentive compensation	(1,230)	(1,199)	(1,486)	(2,525)	(6,440)
Expenses related to litigation settlements	(4,476)	-	-	-	(4,476)
Acquisition expense	(91)	(71)	(2,411)	(984)	(3,557)
Medicare cap sequestration adjustment	(387)	(1,253)	(639)	(686)	(2,965)
Amortization of reacquired franchise agreements	(324)	(244)	(244)	(2,101)	(2,913)
Loss on sale of transportation equipment	-	(1,733)	-	-	(1,733)
Noncash ASC 842 expenses	(405)	(1)	-	-	(406)
Excess tax benefits on stock compensation	6,732	3,212	8,792	5,441	24,177
Total	$(3,508)	$(4,486)	$1,734	$(4,290)	$(10,550)

SELECTED FINANCIAL DATA

Chemed Corporation and Subsidiary Companies
(in thousands, except per share and footnote data, ratios, percentages and personnel)
	2020	2019	2018	2017	2016
Summary of Operations
Continuing operations (a)
Service revenues and sales	$2,079,583	$1,938,555	$1,782,648	$1,666,724	$1,576,881
Gross profit (excluding depreciation)	701,386	617,429	555,004	516,192	461,450
Depreciation	46,596	40,870	38,464	35,488	34,279
Amortization	9,987	4,335	399	137	359
Income from operations	389,680	257,380	243,632	113,035	178,749
Net income	319,466	219,923	205,544	98,177	108,743
Earnings per share
Net income	$20.02	$13.77	$12.80	$6.11	$6.64
Average number of shares outstanding	15,955	15,969	16,059	16,057	16,383
Diluted earnings per share
Net income	$19.48	$13.31	$12.23	$5.86	$6.48
Average number of shares outstanding	16,398	16,527	16,803	16,742	16,789
Cash dividends per share	$1.32	$1.24	$1.16	$1.08	$1.00
Financial Position--Year-End
Cash and cash equivalents	$162,675	$6,158	$4,831	$11,121	$15,310
Working capital/(deficit)	30,295	(71,549)	(31,830)	(17,476)	(1,932)
Current ratio	1.10	0.73	0.83	0.91	0.99
Properties and equipment, at cost less
accumulated depreciation	$187,820	$175,763	$162,033	$143,034	$121,302
Total assets	1,434,911	1,268,317	975,529	920,026	880,059
Long-term debt	-	90,000	89,200	91,200	100,000
Stockholders' equity	901,200	726,608	591,334	540,354	524,099
Other Statistics
Capital expenditures	$58,831	$53,022	$52,872	$64,300	$39,772
Number of employees	15,544	16,641	15,707	14,813	14,613

(a) The following amounts are included in income from continuing operations during the respective year (in thousands):

	2020	2019	2018	2017	2016
After-tax benefit/(cost):
CARES Act grant	$59,848	$-	$-	$-	$-
Direct costs related to COVID-19	(29,238)	-	-	-	-
Excess tax benefits on stock compensation	26,089	24,177	22,862	18,932	-
Stock option expense	(15,700)	(12,237)	(10,118)	(6,892)	(5,266)
Long-term incentive compensation	(7,895)	(6,440)	(5,307)	(3,243)	(1,221)
Amortization of reacquired franchise agreements	(6,914)	(2,913)	-	-	-
Litigation settlements	(2,675)	(4,476)	(594)	(52,504)	(28)
Medicare cap sequestration adjustment	(462)	(2,965)	(1,114)	(276)	(141)
Acquisition expense	-	(3,557)	(559)	-	-
Loss on sale of transportation equipment	-	(1,733)	-	(3,314)	-
Non cash ASC 842 expenses	-	(406)	-	-	-
Program closure expenses	-	-	-	(675)	-
Impact of tax reform	-	-	-	8,302	-
Expenses incurred in connection with the Office of Inspector
General investigation	-	-	-	(3,207)	(3,248)
Early retirement expenses	-	-	-	-	(2,840)
Expenses of securities litigation	-	-	-	-	-
Total	$23,053	$(10,550)	$5,170	$(42,877)	$(12,744)

CHEMED CORPORATION AND SUBSIDIARY COMPANIES
UNAUDITED CONSOLIDATING STATEMENTS OF INCOME
FOR THE YEAR ENDED DECEMBER 31, 2020
(in thousands)(unaudited)
		Roto-		Chemed
	VITAS	Rooter	Corporate	Consolidated
2020
Service revenues and sales	$1,334,667	$744,916	$-	$2,079,583
Cost of services provided and goods sold	1,010,693	367,504	-	1,378,197
Selling, general and administrative expenses	85,445	188,268	56,505	330,218
Depreciation	22,168	24,292	136	46,596
Amortization	71	9,916	-	9,987
Other operating (income)/expenses	(78,590)	3,495	-	(75,095)
Total costs and expenses	1,039,787	593,475	56,641	1,689,903
Income/(loss) from operations	294,880	151,441	(56,641)	389,680
Interest expense	(166)	(340)	(1,849)	(2,355)
Intercompany interest income/(expense)	19,897	6,256	(26,153)	-
Other income—net	644	75	7,946	8,665
Income/(loss) before income taxes (a)	315,255	157,432	(76,697)	395,990
Income taxes	(76,473)	(37,038)	36,987	(76,524)
Net income/(loss) (a)	$238,782	$120,394	$(39,710)	$319,466

(a) The following amounts are included in income from continuing operations (in thousands):
		Roto-		Chemed
	VITAS	Rooter	Corporate	Consolidated
Pretax benefit/(cost):
CARES Act grant	$80,225	$-	$-	$80,225
Direct costs related to COVID-19	(35,441)	(3,819)	-	(39,260)
Stock option expense	-	-	(18,422)	(18,422)
Amortization of reacquired franchise agreements	-	(9,408)	-	(9,408)
Long-term incentive compensation	-	-	(8,937)	(8,937)
Litigation settlements	-	(3,639)	-	(3,639)
Medicare cap sequestration adjustment	(619)	-	-	(619)
Total	$44,165	$(16,866)	$(27,359)	$(60)

		Roto-		Chemed
	VITAS	Rooter	Corporate	Consolidated
After-tax benefit/(cost):
CARES Act grant	$59,848	$-	$-	$59,848
Direct costs related to COVID-19	(26,430)	(2,808)	-	(29,238)
Stock option expense	-	-	(15,700)	(15,700)
Amortization of reacquired franchise agreements	-	(6,914)	-	(6,914)
Long-term incentive compensation	-	-	(7,895)	(7,895)
Litigation settlements	-	(2,675)	-	(2,675)
Medicare cap sequestration adjustment	(462)	-	-	(462)
Excess tax benefits on stock compensation	-	-	26,089	26,089
Total	$32,956	$(12,397)	$2,494	$23,053

CHEMED CORPORATION AND SUBSIDIARY COMPANIES
UNAUDITED CONSOLIDATING STATEMENTS OF INCOME
FOR THE YEAR ENDED DECEMBER 31, 2019
(in thousands)(unaudited)
		Roto-		Chemed
	VITAS	Rooter	Corporate	Consolidated
2019
Service revenues and sales	$1,281,184	$657,371	$-	$1,938,555
Cost of services provided and goods sold	982,056	339,070	-	1,321,126
Selling, general and administrative expenses	86,345	166,934	52,433	305,712
Depreciation	19,984	20,730	156	40,870
Amortization	71	4,264	-	4,335
Other operating expenses	6,546	320	2,266	9,132
Total costs and expenses	1,095,002	531,318	54,855	1,681,175
Income/(loss) from operations	186,182	126,053	(54,855)	257,380
Interest expense	(169)	(345)	(4,021)	(4,535)
Intercompany interest income/(expense)	18,135	8,152	(26,287)	-
Other income—net	385	126	8,253	8,764
Income/(loss) before income taxes (a)	204,533	133,986	(76,910)	261,609
Income taxes	(48,711)	(30,276)	37,301	(41,686)
Net income/(loss) (a)	$155,822	$103,710	$(39,609)	$219,923

(a) The following amounts are included in income from continuing operations (in thousands):
		Roto-		Chemed
	VITAS	Rooter	Corporate	Consolidated
Pretax benefit/(cost):
Stock option expense	-	-	(14,831)	(14,831)
Long-term incentive compensation	-	-	(7,630)	(7,630)
Litigation settlements	(6,000)	-	-	(6,000)
Acquisition expenses	-	(4,664)	(170)	(4,834)
Medicare cap sequestration adjustment	(3,982)	-	-	(3,982)
Amortization of reacquired franchise agreements	-	(3,964)	-	(3,964)
Loss on sale of transportation equipment	-	-	(2,266)	(2,266)
Non cash ASC 842 expenses	(656)	(55)	163	(548)
Total	$(10,638)	$(8,683)	$(24,734)	$(44,055)

		Roto-		Chemed
	VITAS	Rooter	Corporate	Consolidated
After-tax benefit/(cost):
Excess tax benefits on stock compensation	$-	$-	$24,177	$24,177
Stock option expense	-	-	(12,237)	(12,237)
Long-term incentive compensation	-	-	(6,440)	(6,440)
Litigation settlements	(4,476)	-	-	(4,476)
Acquisition expenses	-	(3,429)	(128)	(3,557)
Medicare cap sequestration adjustment	(2,965)	-	-	(2,965)
Amortization of reacquired franchise agreements	-	(2,913)	-	(2,913)
Loss on sale of transportation equipment	-	-	(1,733)	(1,733)
Non cash ASC 842 expenses	(490)	(40)	124	(406)
Total	$(7,931)	$(6,382)	$3,763	$(10,550)

CHEMED CORPORATION AND SUBSIDIARY COMPANIES
UNAUDITED CONSOLIDATING STATEMENTS OF INCOME
FOR THE YEAR ENDED DECEMBER 31, 2018
(in thousands)(unaudited)
		Roto-		Chemed
	VITAS	Rooter	Corporate	Consolidated
2018
Service revenues and sales	$1,197,562	$585,086	$-	$1,782,648
Cost of services provided and goods sold	928,306	299,338	-	1,227,644
Selling, general and administrative expenses	81,969	145,683	43,557	271,209
Depreciation	19,688	18,629	147	38,464
Amortization	12	387	-	399
Other operating expenses	1,130	170	-	1,300
Total costs and expenses	1,031,105	464,207	43,704	1,539,016
Income/(loss) from operations	166,457	120,879	(43,704)	243,632
Interest expense	(175)	(319)	(4,496)	(4,990)
Intercompany interest income/(expense)	12,832	6,908	(19,740)	-
Other income—net	579	93	286	958
Income/(loss) before income taxes (a)	179,693	127,561	(67,654)	239,600
Income taxes	(40,847)	(28,850)	35,641	(34,056)
Net income/(loss) (a)	$138,846	$98,711	$(32,013)	$205,544

(a) The following amounts are included in income from continuing operations (in thousands):
		Roto-		Chemed
	VITAS	Rooter	Corporate	Consolidated
Pretax benefit/(cost):
Stock option expense	$-	$-	$(12,611)	$(12,611)
Long-term incentive compensation	-	-	(6,618)	(6,618)
Medicare cap sequestration adjustment	(1,496)	-	-	(1,496)
Litigation settlements	(796)	-	-	(796)
Acquisition expense	(209)	(548)	-	(757)
Total	$(2,501)	$(548)	$(19,229)	$(22,278)

		Roto-		Chemed
	VITAS	Rooter	Corporate	Consolidated
After-tax benefit/(cost):
Excess tax benefits on stock compensation	$-	$-	$22,862	$22,862
Stock option expense	-	-	(10,118)	(10,118)
Long-term incentive compensation	-	-	(5,307)	(5,307)
Medicare cap sequestration adjustment	(1,114)	-	-	(1,114)
Litigation settlements	(594)	-	-	(594)
Acquisition expense	(156)	(403)	-	(559)
Total	$(1,864)	$(403)	$7,437	$5,170

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

The following is a summary of the key operating results for the years ended December 31, 2020, 2019 and 2018 (in thousands except percentages and per share amounts):

	2020	2019	2018
Consolidated service revenues and sales	$2,079,583	$1,938,555	$1,782,648
Consolidated net income	$319,466	$219,923	$205,544
Diluted EPS	$19.48	$13.31	$12.23
Adjusted net income	$296,413	$230,473	$200,374
Adjusted diluted EPS	$18.08	$13.95	$11.93
Adjusted EBITDA	$444,823	$350,927	$305,506
Adjusted EBITDA as a % of revenue	21.4%	18.1%	17.1%

Adjusted net income, adjusted diluted EPS, earnings before interest, taxes and depreciation and amortization (“EBITDA”) and Adjusted EBITDA are not measures derived in accordance with GAAP. We use Adjusted EPS as a measure of earnings for certain long-term incentive awards. We use adjusted EBITDA to determine compliance with certain debt covenants. We provide non-GAAP measures to help readers evaluate our operating results and compare our operating performance with that of similar companies that have different capital structures. Our non-GAAP measures should not be considered in isolation or as a substitute for comparable measures presented in accordance with GAAP. Reconciliations of our non-GAAP measures are presented in tables following the Critical Accounting Policies section.

2020 versus 2019

The increase in consolidated service revenues and sales from 2019 to 2020 was a result of a 13.3% increase at Roto-Rooter and a 4.2% increase at VITAS. The increase in service revenues at Roto-Rooter was driven by an increase in all major service lines. The increase in service revenues at VITAS is comprised primarily of a 4.5% geographically weighted average Medicare reimbursement rate increase, a 1.0% increase in days of care, $6.7 million in Medicare cap revenue reduction (compared to $12.4 million for 2019), and acuity mix shift.

The current COVID-19 pandemic had a material impact on our results of operations, cash flow and financial position for 2020. We are closely monitoring the impact of the pandemic on all aspects of our business including impacts to employees, customers, patients, suppliers and vendors. The Company’s two operating subsidiaries have been categorized as critical infrastructure businesses and are not currently materially limited by federal, state or local regulations that restrict movement or operating ability.

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

•On April 10, 2020 VITAS received $80.2 million from the Relief Fund based upon VITAS’s 2019 Medicare fee-for-service revenue. The main condition that is attached to the grant is that the money will be used “only for health care related expenses or lost revenues that are attributable to coronavirus”. HHS guidance does not specifically designate what healthcare expenses are related to COVID-19. The guidance to date is general and broad but does provide some examples such as equipment and supplies, workforce training, reporting COVID-19 test results, securing separate facilities for COVID-19 patients and acquiring additional resources to expand or preserve care delivery. VITAS has cared for approximately 5,700 COVID positive patients through December 31, 2020.

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

•Chemed and its subsidiaries have deferred $36.4 million of certain employer payroll taxes as permitted by the CARES Act. $18.2 million is classified as a short-term liability and $18.2 million is classified as long-term liability.

•During the period from May 1, 2020 through December 31, 2020, the 2% Medicare sequestration reimbursement cut is suspended. For the year ended December 31, 2020 approximately $16.8 million was recognized as revenue due to the suspension of sequestration.

On December 27, 2020, a second COVID-19 relief bill was signed into law. Among other things, this bill extended the suspension of the 2% sequestration cut through March 31, 2021.

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

The components of the amount recognized are as follows, (in thousands):

Lost revenue	$44,784
Incremental PTO	21,425
Hard costs	14,016
Other operating income	$80,225

Hard costs are primarily expenses paid to outside vendors for personal protection equipment, COVID testing for front line workers, and deep cleaning of in-patient facilities. In April, VITAS provided an extra two weeks of paid time off (“PTO”) to all frontline workers.

During the year ended December 31, 2020, VITAS recognized $44.8 million for estimated lost revenue as a result of the pandemic. The December 27, 2020 COVID-19 relief bill gave providers multiple options to calculate lost revenue including budget to actual comparisons or other systematic methods of calculation. We calculated lost revenue using the budget to actual method. Our 2020 budget was compiled, reviewed and approved prior to the start of the pandemic. Lost revenues for 2020 based on our calculation was $61.4 million, however only $44.8 million was recognized for use under the grant received.

All CARES Act funds received have been fully recognized as of December 31, 2020. However, the rules concerning utilization of the funds continue to evolve and we will continue to comply with those applicable to us.

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

Impact of Current Market Conditions

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

The COVID-19 pandemic has made accurate modeling and providing meaningful earnings guidance exceptionally challenging. Federal, state and local government authorities are forced to make swift decisions within our healthcare system, labor pools and general economy. These governmental decisions have the potential for an immediate and material impact on VITAS and Roto-Rooter operating results.

Since the start of the pandemic, Chemed has been able to successfully navigate within this rapidly changing environment and produce operating results that we believe provide us with the ability to issue earnings guidance for the 2021 calendar year. However, this guidance should be taken with the recognition the pandemic will continue to materially disrupt all aspects of our healthcare system and general economy to such an extent that future rules, regulations and government mandates could materially impact our ability to achieve this guidance.

Statistically, patients residing in senior housing are identified as hospice appropriate earlier into their terminal prognosis and have a much greater probability of having a length of stay in excess of 90 days. Hospice patients referred from hospitals, oncology practices and similar referral sources are generally more acute and have a significantly lower probability of lengths-of-stay exceeding 90 days. According to data released by the National Investment Center for Seniors Housing & Care, COVID-19 continues to adversely affect senior housing occupancy, which reached another record low in the third quarter of 2020. This reduced occupancy in senior housing has had a corresponding reduction in VITAS nursing home admissions. Nursing home patients represented 14.7% of the VITAS fourth quarter 2020 patient census, a 310-basis point reduction when compared the fourth quarter of 2019.

VITAS anticipate continued weak occupancy and corresponding weak referrals from senior housing for the first half of 2021. This guidance anticipates senior housing occupancy will begin to normalize to pre-pandemic occupancy starting in the second half of calendar year 2021.

Based upon the above discussion, VITAS 2021 revenue, prior to Medicare Cap, is estimated to decline approximately 4.0% when compared to the prior year. Average Daily Census in 2021 is estimated to decline approximately 5.0%. Full-year Adjusted EBITDA margin, prior to Medicare Cap, is estimated to be 19.4%. We are currently estimating $10 million for Medicare Cap billing limitations in calendar year 2021.

Roto-Rooter is forecasted to achieve full-year 2021 revenue growth of 5% to 6%. Roto-Rooter’s Adjusted EBITDA margin for 2021 is estimated to be 26.0%.

Based upon the above, full-year 2021 adjusted earnings per diluted share, excluding non-cash expense for stock options, tax benefits from stock option exercises, costs related to litigation, and other discrete items, is estimated to be in the range of $17.00 to $17.50. This 2021 guidance assumes an effective corporate tax rate on adjusted earnings of 24.7%. Chemed’s 2020 reported adjusted earnings per diluted share was $18.08.

LIQUIDITY AND CAPITAL RESOURCES

Significant factors affecting our cash flows during 2020 and financial position at December 31, 2020, include the following:

•Our operations generated cash of $489.3 million.

•We repurchased $175.6 million of our stock.

•We spent $58.8 million on capital expenditures.

•We paid $21.1 million in dividends.

•We repaid $90.0 million of long-term debt.

The Company has no debt for the year ending December 31, 2020. The ratio of total debt to total capital was 11.0% at December 31, 2019. Our current ratio was 1.10 and 0.73 at December 31, 2020 and 2019, respectively.

On June 20, 2018, we replaced our existing credit agreement with the Fourth Amended and Restated Credit Agreement (“2018 Credit Agreement”). Terms of the 2018 Credit Agreement consist of a five-year, $450 million revolving credit facility and a $150 million expansion feature, which may consist of term loans or additional revolving commitments. The interest rate at inception of the agreement is LIBOR plus 100 basis points. The 2018 Credit Agreement has a floating interest rate that is generally LIBOR plus a tiered additional rate which varies based on our current leverage ratio. For December 31, 2020 and 2019, respectively, the interest rate is LIBOR plus 100 basis points. The 2018 Credit Agreement includes transition provisions in the instance LIBOR is no longer published or used as an industry-accepted rate.

The 2018 Credit Agreement contains the following quarterly financial covenants effective as of December 31, 2020:

Chemed
Description	Requirement	December 31, 2020

Leverage Ratio (Consolidated Indebtedness/Consolidated Adj. EBITDA)	< 3.50 to 1.00	0.08 to 1.00

Fixed Charge Coverage Ratio (Consolidated Free Cash Flow/Consolidated
Fixed Charges	> 1.50 to 1.00	5.04 to 1.00

We forecast to be in compliance with all debt covenants through fiscal 2021.

We have issued $37.9 million in standby letters of credit as of December 31, 2020, mainly for insurance purposes. Issued letters of credit reduce our available credit under the revolving credit agreement. As of December 31, 2020, we have approximately $412.1 million of unused lines of credit available and eligible to be drawn down under our revolving credit facility. We believe our cash flow from operating activities and our unused eligible lines of credit are sufficient to fund our obligations and operate our business in the near and long term. We continually evaluate cash utilization alternatives, including share repurchase, debt repurchase, acquisitions, and increased dividends to determine the most beneficial use of available capital resources.

CASH FLOW

Our cash flows for 2020, 2019 and 2018 are summarized as follows (in millions):

	For the Years Ended December 31,
	2020	2019	2018
Net cash provided by operating activities	$489.3	$301.2	$287.1
Capital expenditures	(58.8)	(53.0)	(52.9)
Net cash provided for operating activities after capital expenditures	430.5	248.2	234.2
Purchase of treasury stock in the open market	(175.6)	(92.6)	(158.9)
Business combinations	(3.6)	(138.0)	(53.2)
Proceeds from exercise of stock options	50.4	34.4	32.4
Capital stock surrendered to pay taxes on
on stock-based compensation	(25.3)	(28.5)	(27.5)
Dividends paid	(21.1)	(19.8)	(18.7)
Net increase/(decrease) in long-term debt	(90.0)	0.8	(12.0)
Decrease in cash overdraft payable	(9.8)	(3.9)	(1.5)
Other--net	1.0	0.7	(1.1)
Increase/(decrease) in cash and cash equivalents	$156.5	$1.3	$(6.3)

2020 versus 2019

Net cash provided by operating activities increased $188.0 million from December 31, 2019 to December 31, 2020. The main driver of the increase relate to increased earnings which includes the receipt of $80.2 million in CARES Act grant funds. We deferred $36.4 million of payroll tax payments as permitted by the CARES Act. Additionally, significant changes in our accounts receivable balances are driven mainly by the timing of payments received from the Federal government at our VITAS subsidiary. We typically receive a payment in excess of $40.0 million from the Federal government from hospice services every other Friday. The timing of year end will have a significant impact on the accounts receivable at VITAS. These changes generally normalize over a two year period, as cash flow variations in one year are offset in the following year. The swing in accounts receivable improved cash flow by $32.0 million between 2020 and 2019.

In 2020, we repurchased 384,252 shares of Chemed capital stock at a weighted average price of $456.98 per share. In 2019, we repurchased approximately 269,009 shares of Chemed stock at a weighted average price of $344.34 per share. Based on our current operations and our current sources of capital, we believe we have the ability to continue our current share repurchase program into the foreseeable future.

The Company made two large acquisitions in 2019, the magnitude of which were not repeated in 2020.

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

Please see Note 17 in the Notes to the Consolidated Financial Statements for a description of current material legal matters.

CONTRACTUAL OBLIGATIONS

The table below summarizes our debt and contractual obligations as of December 31, 2020 (in thousands):

		Less than			After
	Total	1 year	1-3 Years	3-5 Years	5 Years
Lease liabilities	$135,410	$39,730	$50,475	$27,825	$17,380
Purchase obligations (a)	54,234	54,234	-	-	-
Other long-term obligations (b)	112,580	6,031	12,062	6,031	88,456
Total contractual cash obligations	$302,224	$99,995	$62,537	$33,856	$105,836

(a) Purchase obligations consist of accounts payable at December 31, 2020.
(b) Other long-term obligations comprise largely excess benefit obligations.

RESULTS OF OPERATIONS

2020 Versus 2019 – Consolidated Results

Set forth below are the year-to-year changes in the components of the statement of operations relating to income for 2020 versus 2019 (in thousands, except percentages):

	Favorable/(Unfavorable)
	Amount	Percent
Service revenues and sales
VITAS	$53,483	4
Roto-Rooter	87,545	13
Total	141,028	7
Cost of services provided and goods sold	(57,071)	(4)
Selling, general and administrative expenses	(24,506)	(8)
Depreciation	(5,726)	(14)
Amortization	(5,652)	(130)
Other operating expenses	84,227	922
Income from operations	132,300	51
Interest expense	2,180	48
Other income - net	(99)	(1)
Income before income taxes	134,381	51
Income taxes	(34,838)	(84)
Net income	$99,543	45

The VITAS segment revenue is as follows (dollars in thousands):

	2020	2019

Routine homecare	$1,106,358	$1,076,025
Continuous care	136,011	133,473
Inpatient care	114,956	99,920
Other	11,164	10,433
Medicare cap adjustment	(6,678)	(12,415)
Implicit price concessions	(14,970)	(14,893)
Room and board, net	(12,174)	(11,359)
Net revenue	$1,334,667	$1,281,184

Days of care are as follows:

	Days of Care		Increase/(Decrease)
	2020	2019	Percent

Routine homecare	5,597,213	5,338,664	5
Nursing home	1,097,493	1,224,264	(10)
Respite	20,387	28,857	(29)
Subtotal routine homecare and respite	6,715,093	6,591,785	2
Continuous care	141,693	166,783	(15)
General inpatient	112,718	120,063	(6)
Total days of care	6,969,504	6,878,631	1

The remaining increase in VITAS’ revenues for 2020 versus 2019 was primarily comprised of a geographically weighted average Medicare reimbursement rate increase of approximately 4.5%, $6.7 million in Medicare cap revenue reductions compared to $12.4 million in Medicare cap revenue reductions in the same period of 2019, acuity mix shift, fluctuations in net room and board and contractual adjustments that negatively impacted revenue growth, when compared to the prior-year period.

The Roto-Rooter segment revenue is as follows (dollars in thousands):

	2020	2019

Drain cleaning - short term core	$218,500	$195,063
Plumbing - short term core	147,326	139,662
Subtotal	365,826	334,725
Excavation - short term core	184,960	145,540
Water restoration	126,378	115,949
Contractor operations	64,727	58,086
Outside franchisee fees	4,893	6,152
Other - short term core	1,714	2,360
Other	13,537	12,279
Implicit price concessions and credit memos	(17,119)	(17,720)
Total	$744,916	$657,371

All major lines of business at Roto-Rooter were impacted by the Oakland and HSW acquisitions that occurred during 2019 which increased revenue $49.9 million. The increase in drain cleaning revenues for 2020 versus 2019 is attributable to a 2.5% increase in price and service mix shift and a 9.5% increase in job count. The increase in plumbing revenues for 2020 versus 2019 is attributable to a 0.1% increase in price and service mix shift and a 5.4% increase in job count. The increase in excavation revenues for 2020 versus 2019 is attributable to a 9.0% increase in price and service mix shift and an 18.1% increase in job count. Water restoration revenue for 2020 versus 2019 is attributable to a 2.8% increase in price and service mix shift and a 6.2% increase in job count. Contractor operations increased 11.4% mainly due to the HSW acquisition and their continued expansion into water restoration.

The consolidated gross margin excluding depreciation was 33.7% in 2020 versus 31.8% in 2019. On a segment basis, VITAS’ gross margin excluding depreciation was 24.3% in 2020 and 23.3% in 2019. The increase is primarily due to improved labor management. Roto-Rooter’s gross margin excluding depreciation was 50.7% in 2020 and 48.4% in 2019. The increase is primarily due to increased revenue covering more fixed costs.

Selling, general and administrative expenses (“SG&A”) for 2020 and 2019 comprise (in thousands):

	2020	2019
SG&A expenses before long-term incentive compensation, and the impact of market
value adjustments related to deferred compensation trusts	$313,348	$289,828
Long-term incentive compensation	8,937	7,630
Impact of market value adjustments related to assets held in deferred compensation trusts	7,933	8,254
Total SG&A expenses	$330,218	$305,712

SG&A expenses before long-term incentive compensation and the impact of market value adjustments related to deferred compensation trusts for 2020 were up 8.1% when compared to 2019. This increase was mainly a result of the increase in variable selling expenses caused by increased revenue and increased advertising expense at Roto-Rooter.

Depreciation expense increased $5.7 million when compared to 2019 primarily due to new equipment purchased at Roto-Rooter related to the acquisitions completed in the second half of 2019.

Amortization expense increased $5.7 million mainly as a result of reacquired franchise rights amortization from the Oakland and HSW acquisition completed in the second half of 2019.

Other operating (income)/expense for 2020 and 2019 comprise (in thousands):

	2020	2019

CARES Act grant income	$(80,225)	$-
Litigation settlements	4,589	6,000
Loss on disposal of property and equipment	541	866
Loss on sale of transportation equipment	-	2,266
Total other operating expenses	$(75,095)	$9,132

Other income-net for 2020 and 2019 comprise (in thousands):

	2020	2019

Market value gains on assets held in deferred
compensation trusts	$7,933	$8,254
Interest income	757	513
Other	(25)	(3)
Total other income	$8,665	$8,764

Our effective tax rate reconciliation is as follows:

	2020	2019

Income tax provision calculated using the statutory rate	$83,158	$54,938
Excess stock compensation tax benefits	(26,089)	(24,177)
State and local income taxes, less federal income tax effect	13,855	7,880
Nondeductible expenses	5,377	3,048
Other--net	223	(3)
Income tax provision	$76,524	$41,686
Effective tax rate	19.3%	15.9%

Net income for both periods include the following after-tax adjustments that increased/(reduced) after-tax earnings (in thousands):

	2020	2019
VITAS
CARES Act grant income	$59,848	$-
COVID-19 expense	(26,430)	-
Medicare cap sequestration adjustment	(462)	(2,965)
Litigation settlements	-	(4,476)
Non cash ASC 842 expense	-	(490)
Roto-Rooter
Amortization of reacquired franchise agreements	(6,914)	(2,913)
Direct costs related to COVID-19	(2,808)	-
Litigation settlements	(2,675)	-
Acquisition expense	-	(3,429)
Non cash ASC 842 expense	-	(40)
Corporate
Excess tax benefits on stock compensation	26,089	24,177
Stock option expense	(15,700)	(12,237)
Long-term incentive compensation	(7,895)	(6,440)
Loss on sale of transportation equipment	-	(1,733)
Acquisition expense	-	(128)
Non cash ASC 842 expense	-	124
Total	$23,053	$(10,550)

2020 Versus 2019 – Segment Results

Net income/(loss) for 2020 versus 2019 (in thousand):

	2020	2019

VITAS	$238,782	$155,822
Roto-Rooter	120,394	103,710
Corporate	(39,710)	(39,609)
	$319,466	$219,923

VITAS’ after-tax earnings were positively impacted in 2020 compared to 2019 due to higher revenue and improved labor management and ancillary costs, the recognition of $59.8 million in CARES Act grant income offset by $26.4 million in direct costs related to COVID-19. After-tax earnings as a percent of revenue at VITAS in 2020 was 17.9% as compared to 12.2% in 2019.

Roto-Rooter’s net income was positively impacted in 2020 compared to 2019 primarily by an increase in revenue offset by increased depreciation and amortization expense. After-tax earnings as a percent of revenue at Roto-Rooter in 2020 was 16.2% as compared to 15.8% in 2019.

After-tax Corporate expenses for 2020 were essentially flat compared to 2019.

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

Days of care change as follows:

	Days of Care		Increase/(Decrease)
	2019	2018	Percent

Routine homecare	6,578,815	6,192,858	6
Continuous care	166,783	169,828	(2)
General inpatient	133,033	113,453	17
Total days of care	6,878,631	6,476,139	6

The remaining increase in VITAS’ revenues for 2019 versus 2018 was primarily comprised of a geographically weighted average Medicare reimbursement rate increase of approximately 2.0%, offset by $12.4 million in Medicare cap revenue reductions compared to $4.1 million Medicare cap revenue reductions in the same period of 2018, acuity mix shift, fluctuations in net room and board and contractual adjustments that negatively impacted revenue growth, when compared to the prior-year period.

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

Net income for both periods include the following after-tax adjustments that increased/(reduced) after-tax earnings (in thousands):

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

Net income/(loss) for 2019 versus 2018 (in thousands):

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

Roto-Rooter’s net income was positively impacted in 2019 compared to 2018 primarily by an increase in revenue offset by acquisition related expenses. After-tax earnings as a percent of revenue at Roto-Rooter in 2019 was 15.8% as compared to 16.9% in 2018.

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

Care is provided to patients regardless of their ability to pay. Patients who meet our criteria for charity care are provided care without charge. There is no revenue or associated accounts receivable in the accompanying consolidated financial statements related to charity care. The cost of providing charity care during the years ended December 31, 2020, 2019 and 2018, was $8.1 million, $9.0 million and $8.2 million, respectively and is included in cost of services provided and goods sold. The cost of charity care is calculated by taking the ratio of charity care days to total days of care and multiplying by total cost of care.

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

We are subject to certain limitations on Medicare payments for services which are considered variable consideration, as follows:

Inpatient Cap. If the number of inpatient care days any hospice program provides to Medicare beneficiaries exceeds 20% of the total days of hospice care such program provided to all Medicare patients for an annual period beginning September 28, the days in excess of the 20% figure may be reimbursed only at the routine homecare rate. None of VITAS’ hospice programs exceeded the payment limits on inpatient services during the years ended December 31, 2020, 2019, and 2018.

Medicare Cap. We are also subject to a Medicare annual per-beneficiary cap (“Medicare cap”). Compliance with the Medicare cap is measured in one of two ways based on a provider election. The “streamlined” method compares total Medicare payments received under a Medicare provider number with respect to services provided to all Medicare hospice care beneficiaries in the program or programs covered by that Medicare provider number with the product of the per-beneficiary cap amount and the number of Medicare beneficiaries electing hospice care for the first time from that hospice program or programs from September 28 through September 27 of the following year. At December 31, 2020, all our programs except one are using the “streamlined” method.

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

During the year ended December 31, 2020 we recorded $6.7 million in Medicare cap revenue reduction related to four programs projected 2020 measurement period liability.

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

At December 31, 2020 and 2019, the Medicare cap liability included in other current liabilities on the accompanying balance sheets was $15.1 million and $16.3 million, respectively.

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

The composition of patient care service revenue by payor and level of care for the year ended December 31, 2020 is as follows (in thousands):

	Medicare	Medicaid	Commercial	Total
Routine home care	$1,033,487	$48,813	$24,058	$1,106,358
Continuous care	123,696	6,344	5,971	136,011
Inpatient care	100,259	9,646	5,051	114,956
	$1,257,442	$64,803	$35,080	$1,357,325

All other revenue - self-pay, respite care, etc.				11,164
Subtotal				$1,368,489
Medicare cap adjustment				(6,678)
Implicit price concessions				(14,970)
Room and board, net				(12,174)
Net revenue				$1,334,667

The composition of patient care service revenue by payor and level of care for the year ended December 31, 2019 is as follows (in thousands):

	Medicare	Medicaid	Commercial	Total
Routine home care	$1,003,308	$48,420	$24,297	$1,076,025
Continuous care	121,019	6,712	5,742	133,473
Inpatient care	84,752	9,102	6,066	99,920
	$1,209,079	$64,234	$36,105	$1,309,418

All other revenue - self-pay, respite care, etc.				10,433
Subtotal				$1,319,851
Medicare cap adjustment				(12,415)
Implicit price concessions				(14,893)
Room and board, net				(11,359)
Net revenue				$1,281,184

The composition of patient care service revenue by payor and level of care for the year ended December 31, 2018 is as follows (in thousands):

	Medicare	Medicaid	Commercial	Total
Routine home care	$939,951	$47,609	$22,958	$1,010,518
Continuous care	110,596	6,126	5,776	122,498
Inpatient care	69,354	8,156	5,167	82,677
	$1,119,901	$61,891	$33,901	$1,215,693

All other revenue - self-pay, respite care, etc.				7,831
Subtotal				$1,223,524
Medicare cap adjustment				(4,123)
Implicit price concessions				(11,785)
Room and board, net				(10,054)
Net revenue				$1,197,562

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

The composition of disaggregated revenue for the years ended December 31, 2020 and 2019 is as follows (in thousands):

	2020	2019	2018
Short-term core service jobs	$552,500	$482,625	$425,845
Water restoration	126,378	115,949	109,484
Contractor revenue	64,727	58,086	50,169
Franchise fees	4,893	6,152	6,382
All other	13,537	12,279	11,958
Subtotal	$762,035	$675,091	$603,838
Implicit price concessions and credit memos	(17,119)	(17,720)	(18,752)
Net revenue	$744,916	$657,371	$585,086

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

Our casualty insurance liabilities are recorded gross before any estimated recovery for amounts exceeding our stop loss limits. Estimated recoveries from insurance carriers are recorded as accounts receivable. Claims experience adjustments to our casualty and workers’ compensation accrual for the years ended December 31, 2020, 2019 and 2018, were net pretax credits of ($4,578,000), ($1,664,000), and ($3,437,000) respectively.

As an indication of the sensitivity of the accrued liability to reported claims, our analysis indicates that a 1% across-the-board increase or decrease in the amount of projected losses would increase or decrease the accrued insurance liability at December 31, 2020 by $4.0 million or 7.4%. While the amount recorded represents our best estimate of the casualty and workers’ compensation insurance liability, we have calculated, based on historical claims experience, the actual loss could reasonably be expected to increase or decrease by approximately $1.0 million as of December 31, 2020.

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

We completed our qualitative analysis for impairment of goodwill and our indefinite-lived intangible assets as of October 1, 2020. We assessed such qualitative factors as macroeconomic conditions, industry and market conditions, cost factors, financial performance and the legislative and regulatory environment. Based on our assessment, we do not believe that it is more likely than not that our reporting units’ or indefinite-lived assets fair values are less than their carrying values.

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

Unaudited Consolidating Summaries and Reconciliations of Adjusted EBITDA (in thousands)
Chemed Corporation and Subsidiary Companies
					Chemed
2020		VITAS	Roto-Rooter	Corporate	Consolidated

	Net income/(loss)	$238,782	$120,394	$(39,710)	$319,466
	Add/(deduct):
	Interest expense	166	340	1,849	2,355
	Income taxes	76,473	37,038	(36,987)	76,524
	Depreciation	22,168	24,292	136	46,596
	Amortization	71	9,916	-	9,987
	EBITDA	337,660	191,980	(74,712)	454,928
	Add/(deduct):
	Intercompany interest/(expense)	(19,897)	(6,256)	26,153	-
	Interest income	(668)	(76)	(13)	(757)
	CARES Act grant	(80,225)	-	-	(80,225)
	COVID-19 expenses	35,441	3,819	-	39,260
	Stock option expense	-	-	18,422	18,422
	Long-term incentive compensation	-	-	8,937	8,937
	Litigation settlement	-	3,639	-	3,639
	Medicare cap sequestration adjustment	619	-	-	619
	Adjusted EBITDA	$272,930	$193,106	$(21,213)	$444,823

					Chemed
2019		VITAS	Roto-Rooter	Corporate	Consolidated

	Net income/(loss)	$155,822	$103,710	$(39,609)	$219,923
	Add/(deduct):
	Interest expense	169	345	4,021	4,535
	Income taxes	48,711	30,276	(37,301)	41,686
	Depreciation	19,984	20,730	156	40,870
	Amortization	71	4,264	-	4,335
	EBITDA	224,757	159,325	(72,733)	311,349
	Add/(deduct):
	Intercompany interest/(expense)	(18,135)	(8,152)	26,287	-
	Interest income	(380)	(133)	-	(513)
	Stock option expense	-	-	14,831	14,831
	Long-term incentive compensation	-	-	7,630	7,630
	Litigation settlement	6,000	-	-	6,000
	Acquisition expense	-	4,664	170	4,834
	Medicare cap sequestration adjustment	3,982	-	-	3,982
	Loss on sale of transportation equipment	-	-	2,266	2,266
	Non cash ASC 842 expenses/(benefit)	656	55	(163)	548
	Adjusted EBITDA	$216,880	$155,759	$(21,712)	$350,927

					Chemed
2018		VITAS	Roto-Rooter	Corporate	Consolidated

	Net income/(loss)	$138,846	$98,711	$(32,013)	$205,544
	Add/(deduct):
	Interest expense	175	319	4,496	4,990
	Income taxes	40,847	28,850	(35,641)	34,056
	Depreciation	19,688	18,629	147	38,464
	Amortization	12	387	-	399
	EBITDA	199,568	146,896	(63,011)	283,453
	Add/(deduct):
	Intercompany interest/(expense)	(12,832)	(6,908)	19,740	-
	Interest income	(580)	(92)	1	(671)
	Stock option expense	-	-	12,611	12,611
	Long-term incentive compensation	-	-	6,618	6,618
	Medicare cap sequestration adjustment	1,496	-	-	1,496
	Litigation settlement	796	-	-	796
	Acquisition expense	209	548	-	757
	Stock award expense	107	100	239	446
	Adjusted EBITDA	$188,764	$140,544	$(23,802)	$305,506

CHEMED CORPORATION AND SUBSIDIARY COMPANIES
RECONCILIATION OF ADJUSTED NET INCOME
(in thousands, except per share data)(unaudited)

	For the Years Ended December 31,
	2020	2019	2018
Net income as reported	$319,466	$219,923	$205,544

Add/(deduct) pre-tax cost of:
CARES Act grant	(80,225)	-	-
COVID-19 expenses	39,260	-	-
Stock option expense	18,422	14,831	12,611
Amortization of reacquired franchise agreements	9,408	3,964	-
Long-term incentive compensation	8,937	7,630	6,618
Litigation settlements	3,639	6,000	796
Medicare cap sequestration adjustment	619	3,982	1,496
Acquisition expenses	-	4,834	757
Loss on sale of transportation equipment	-	2,266	-
Non cash ASC 842 expenses	-	548	-
Add/(deduct) tax impacts:
Tax impact of the above pre-tax adjustments (1)	2,976	(9,328)	(4,586)
Excess tax benefits on stock compensation	(26,089)	(24,177)	(22,862)
Adjusted net income	$296,413	$230,473	$200,374

Diluted Earnings Per Share As Reported
Net income	$19.48	$13.31	$12.23
Average number of shares outstanding	16,398	16,527	16,803

Adjusted Diluted Earnings Per Share
Net income	$18.08	$13.95	$11.93
Average number of shares outstanding	16,398	16,527	16,803

(1) The tax impact of pre-tax adjustments was calculated using the effective tax rate of the operating unit for which each adjustment is associated.

The "Footnotes to Financial Statements" are integral parts of this financial information.

CHEMED CORPORATION AND SUBSIDIARY COMPANIES
OPERATING STATISTICS FOR VITAS SEGMENT(unaudited)
Three Months Ended December 31,			Year Ended December 31,
OPERATING STATISTICS	2020	2019	2020	2019
Net revenue ($000)
Homecare	$279,410	$275,976	$1,106,358	$1,076,025
Inpatient	28,973	30,857	114,956	99,920
Continuous care	30,175	40,997	136,011	133,473
Other	2,984	3,825	11,164	10,433
Subtotal	$341,542	$351,655	$1,368,489	$1,319,851
Room and board, net	(2,858)	(3,260)	(12,174)	(11,359)
Contractual allowances	(3,994)	(3,990)	(14,970)	(14,893)
Medicare cap allowance	(2,500)	(4,500)	(6,678)	(12,415)
Total	$332,190	$339,905	$1,334,667	$1,281,184
Net revenue as a percent of total before Medicare cap allowance
Homecare	81.8%	78.5%	80.8%	81.5%
Inpatient	8.5	8.8	8.4	7.6
Continuous care	8.8	11.7	9.9	10.1
Other	0.9	1.0	0.9	0.8
Subtotal	100.0	100.0	100.0	100.0
Room and board, net	(0.8)	(0.9)	(0.9)	(0.9)
Contractual allowances	(1.2)	(1.1)	(1.1)	(1.1)
Medicare cap allowance	(0.7)	(1.3)	(0.5)	(0.9)
Total	97.3%	96.7%	97.5%	97.1%
Days of Care
Homecare	1,404,532	1,377,403	5,597,213	5,338,664
Nursing home	253,261	314,946	1,097,493	1,224,264
Respite	4,971	7,305	20,387	28,857
Subtotal routine homecare and respite	1,662,764	1,699,654	6,715,093	6,591,785
Inpatient	27,811	30,697	112,718	120,063
Continuous care	31,493	41,386	141,693	166,783
Total	1,722,068	1,771,737	6,969,504	6,878,631
Number of days in relevant time period	92	92	366	365
Average daily census ("ADC") (days)
Homecare	15,267	14,972	15,293	14,626
Nursing home	2,753	3,423	2,999	3,354
Respite	54	79	55	79
Subtotal routine homecare and respite	18,074	18,474	18,347	18,059
Inpatient	302	334	308	329
Continuous care	342	450	387	458
Total	18,718	19,258	19,042	18,846
Total Admissions	17,960	17,479	71,328	69,859
Total Discharges	18,570	17,575	72,009	68,857
Average length of stay (days)	97.2	95.2	94.0	92.6
Median length of stay (days)	14.0	16.0	14.0	16.0
ADC by major diagnosis
Cerebro	35.5%	35.8%	35.8%	36.0%
Neurological	22.4	21.1	21.9	20.6
Cancer	12.3	12.8	12.5	12.9
Cardio	15.9	16.2	15.8	16.5
Respiratory	7.9	8.1	8.1	8.1
Other	6.0	6.0	5.9	5.9
Total	100.0%	100.0%	100.0%	100.0%
Admissions by major diagnosis
Cerebro	20.9%	21.9%	21.1%	21.1%
Neurological	12.6	12.9	12.9	12.6
Cancer	26.7	29.2	27.6	29.2
Cardio	13.8	14.7	14.3	15.5
Respiratory	10.4	10.5	10.6	11.0
Other	15.6	10.8	13.5	10.6
Total	100.0%	100.0%	100.0%	100.0%
Bad debt expense as a percent of revenues	1.2%	1.2%	1.1%	1.2%
Accounts receivable --Days of revenue outstanding- excluding unapplied Medicare payments	36.0	35.4	N.A.	N.A.
Accounts receivable--Days of revenue outstanding- including unapplied Medicare payments	25.6	27.2	N.A.	N.A.

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