Form 10-Q
period 2021-03-31
CHEMED CORP
filed 2021-04-30
CIK 19584

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒    Quarterly Report Under Section 13 or 15 (d) of the Securities Exchange Act of 1934 For the Quarterly Period Ended March 31, 2021

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	☐	No	☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of Each Exchange on which Registered	Amount	Date

Capital Stock $1 Par Value	CHE	New York Stock Exchange	15,950,435 Shares	March 31, 2021

CHEMED CORPORATION AND

SUBSIDIARY COMPANIES

Index

Page No.
PART I. FINANCIAL INFORMATION:

Item 1. Financial Statements
Unaudited Consolidated Balance Sheets -
March 31, 2021 and December 31, 2020	3

Unaudited Consolidated Statements of Income -
Three ended March 31, 2021 and 2020	4

Unaudited Consolidated Statements of Cash Flows -
Three months ended March 31, 2021 and 2020	5

Unaudited Consolidated Statements of Changes in Stockholders’ Equity-
Three months ended March 31, 2021 and 2020	6

Notes to Unaudited Consolidated Financial Statements	7

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	20

Item 3. Quantitative and Qualitative Disclosures about Market Risk	30

Item 4. Controls and Procedures	30

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	30

Item 1A. Risk Factors	30

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	30

Item 3. Defaults Upon Senior Securities	31

Item 4. Mine Safety Disclosures	31

Item 5. Other Information	31

Item 6. Exhibits	31

EX – 31.1
EX – 31.2
EX – 31.3
EX – 32.1
EX – 32.2
EX – 32.3 EX – 101 EX – 104

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
CHEMED CORPORATION AND SUBSIDIARY COMPANIES
UNAUDITED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	March 31, 2021	December 31, 2020
ASSETS
Current assets
Cash and cash equivalents	$210,156	$162,675
Accounts receivable	104,748	126,853
Inventories	6,777	7,095
Prepaid income taxes	3,518	6,603
Prepaid expenses	21,775	26,177
Total current assets	346,974	329,403
Investments of deferred compensation plans	93,705	88,811
Properties and equipment, at cost, less accumulated depreciation of $298,530 (2020 - $293,380)	190,154	187,820
Lease right of use asset	124,104	123,448
Identifiable intangible assets less accumulated amortization of $50,118 (2020 - $47,607)	115,517	118,085
Goodwill	578,618	578,585
Other assets	9,061	8,759
Total Assets	$1,458,133	$1,434,911

LIABILITIES
Current liabilities
Accounts payable	$55,447	$54,234
Income taxes	24,774	9,464
Accrued insurance	57,533	54,703
Accrued compensation	73,907	91,282
Accrued legal	2,102	10,632
Short-term lease liability	37,897	36,200
Other current liabilities	38,555	42,593
Total current liabilities	290,215	299,108
Deferred income taxes	19,733	20,664
Deferred compensation liabilities	93,755	88,456
Long-term lease liability	98,813	99,210
Other liabilities	26,733	26,273
Total Liabilities	529,249	533,711
Commitments and contingencies (Note 10)
STOCKHOLDERS' EQUITY
Capital stock - authorized 80,000,000 shares $1 par; issued 36,345,147 shares (2020 - 36,258,638 shares)	36,345	36,259
Paid-in capital	982,739	961,404
Retained earnings	1,783,740	1,723,777
Treasury stock - 20,469,051 shares (2020 - 20,351,562 shares)	(1,876,315)	(1,822,579)
Deferred compensation payable in Company stock	2,375	2,339
Total Stockholders' Equity	928,884	901,200
Total Liabilities and Stockholders' Equity	$1,458,133	$1,434,911

See accompanying Notes to Unaudited Consolidated Financial Statements.

CHEMED CORPORATION AND SUBSIDIARY COMPANIES
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)

	Three Months Ended March 31,
	2021	2020
Service revenues and sales	$527,360	$515,798
Cost of services provided and goods sold (excluding depreciation)	340,473	351,745
Selling, general and administrative expenses	91,599	70,583
Depreciation	11,715	11,388
Amortization	2,510	2,477
Other operating expenses	622	242
Total costs and expenses	446,919	436,435
Income from operations	80,441	79,363
Interest expense	(381)	(975)
Other income/(expense) - net	3,602	(9,466)
Income before income taxes	83,662	68,922
Income taxes	(18,262)	(13,031)
Net income	$65,400	$55,891

Earnings Per Share:
Net income	$4.08	$3.50
Average number of shares outstanding	16,010	15,991

Diluted Earnings Per Share:
Net income	$4.01	$3.38
Average number of shares outstanding	16,310	16,516

Cash Dividends Per Share	$0.34	$0.32

See accompanying Notes to Unaudited Consolidated Financial Statements.

CHEMED CORPORATION AND SUBSIDIARY COMPANIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Three Months Ended March 31,
	2021	2020
Cash Flows from Operating Activities
Net income	$65,400	$55,891
Adjustments to reconcile net income to net cash provided
by operating activities:
Depreciation and amortization	14,225	13,865
Payments on previously accrued litigation settlements	(8,490)	-
Stock option expense	6,106	5,045
Noncash long-term incentive compensation	1,642	1,598
Provision/(benefit) for deferred income taxes	(930)	2,290
Amortization of debt issuance costs	76	76
Provision for bad debts	-	594
Changes in operating assets and liabilities:
Decrease in accounts receivable	22,773	6,269
Decrease in inventories	318	149
Decrease in prepaid expenses	4,402	1,211
Decrease in accounts payable and other current liabilities	(18,369)	(7,037)
Change in current income taxes	18,395	10,159
Net change in lease assets and liabilities	(24)	(153)
Decrease/(increase) in other assets	(5,274)	5,048
Increase/(decrease) in other liabilities	5,759	(6,067)
Other sources	710	388
Net cash provided by operating activities	106,719	89,326
Cash Flows from Investing Activities
Capital expenditures	(17,697)	(19,897)
Business combinations	-	(1,452)
Other sources/(uses)	274	(144)
Net cash used by investing activities	(17,423)	(21,493)
Cash Flows from Financing Activities
Purchases of treasury stock	(41,107)	(100,235)
Proceeds from exercise of stock options	11,026	9,241
Capital stock surrendered to pay taxes on stock-based compensation	(6,613)	(7,951)
Dividends paid	(5,437)	(5,130)
Payments on revolving line of credit	-	(104,100)
Proceeds from revolving line of credit	-	174,100
Change in cash overdrafts payable	-	(9,849)
Other sources/(uses)	316	(1,116)
Net cash used by financing activities	(41,815)	(45,040)
Increase in Cash and Cash Equivalents	47,481	22,793
Cash and cash equivalents at beginning of year	162,675	6,158
Cash and cash equivalents at end of period	$210,156	$28,951

See accompanying Notes to Unaudited Consolidated Financial Statements.

CHEMED CORPORATION AND SUBSIDIARY COMPANIES
UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS EQUITY
(in thousands, except per share data)

For the three months ended March 31, 2021 and 2020:					Deferred
					Compensation
				Treasury	Payable in
	Capital	Paid-in	Retained	Stock-	Company
	Stock	Capital	Earnings	at Cost	Stock	Total
Balance at December 31, 2020	36,259	961,404	1,723,777	(1,822,579)	2,339	901,200
Net income	-	-	65,400	-	-	65,400
Dividends paid ($0.34 per share)	-	-	(5,437)	-	-	(5,437)
Stock awards and exercise of stock options	86	21,007	-	(8,932)	-	12,161
Purchases of treasury stock	-	-	-	(44,768)	-	(44,768)
Other	-	328	-	(36)	36	328
Balance at March 31, 2021	$36,345	$982,739	$1,783,740	$(1,876,315)	$2,375	$928,884
					Deferred
					Compensation
			`	Treasury	Payable in
	Capital	Paid-in	Retained	Stock-	Company
	Stock	Capital	Earnings	at Cost	Stock	Total
Balance at December 31, 2019	35,811	860,671	1,425,752	(1,597,940)	2,314	726,608
Net income	-	-	55,891	-	-	55,891
Dividends paid ($0.32 per share)	-	-	(5,130)	-	-	(5,130)
Stock awards and exercise of stock options	101	18,972	-	(11,140)	-	7,933
Purchases of treasury stock	-	-	-	(100,235)	-	(100,235)
Other	-	(1,093)	(362)	(75)	64	(1,466)
Balance at March 31, 2020	$35,912	$878,550	$1,476,151	$(1,709,390)	$2,378	$683,601

The Notes to Consolidated Financial Statements are integral parts of these statements.

CHEMED CORPORATION AND SUBSIDIARY COMPANIES

Notes to Unaudited Consolidated Financial Statements

1.    Basis of Presentation

As used herein, the terms “We,” “Company” and “Chemed” refer to Chemed Corporation or Chemed Corporation and its consolidated subsidiaries.

We have prepared the accompanying unaudited consolidated financial statements of Chemed in accordance with Rule 10-01 of SEC Regulation S-X. Consequently, we have omitted certain disclosures required under generally accepted accounting principles in the United States (“GAAP”) for complete financial statements. The December 31, 2020 balance sheet data were derived from audited financial statements but do not include all disclosures required by GAAP. However, in our opinion, the financial statements presented herein contain all adjustments, consisting only of normal recurring adjustments, necessary to state fairly our financial position, results of operations and cash flows. The results of operations for the three months ended March 31, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021 or any other future period, and we make no representations related thereto. These financial statements are prepared on the same basis as and should be read in conjunction with the audited Consolidated Financial Statements and related Notes included in our Annual Report on Form 10-K for the year ended December 31, 2020.

CORONAVIRUS AID, RELIEF AND ECONOMIC STIMULUS (CARES) ACT

The current COVID-19 pandemic did have a material impact on our results of operations, cash flow and financial position as of and for the three months ended March 31, 2021. We are closely monitoring the impact of the pandemic on all aspects of our business including impacts to employees, customers, patients, suppliers and vendors. The Company’s two operating subsidiaries have been categorized as critical infrastructure businesses and are not currently materially limited by federal, state or local regulations that restrict movement or operating ability.

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

•On April 10, 2020 VITAS automatically received $80.2 million from the Relief Fund based upon VITAS’s 2019 Medicare fee-for-service Medicare revenue. The main condition that is attached to the grant is that the money will be used “only for health care related expenses or lost revenues that are attributable to coronavirus”. HHS guidance does not specifically designate what healthcare expenses are related to COVID-19. The guidance to date is general and broad but does provide some examples such as equipment and supplies, workforce training, reporting COVID-19 test results, securing separate facilities for COVID-19 patients and acquiring additional resources to expand or preserve care delivery. VITAS has cared for approximately 3,200 COVID positive patients through March 31, 2021.

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

•Chemed and its subsidiaries have deferred $36.4 million of certain employer payroll taxes as permitted by the CARES Act. $18.2 million is classified as short-term and $18.2 million is classified as a long-term liability.

•During the period from May 1, 2020 through March 31, 2021, the 2% Medicare sequestration reimbursement cut was suspended. For the three month period ended March 31, 2021 approximately $6.0 million, was recognized as revenue due to the suspension of sequestration. In April 2021, legislation was signed into law that suspended sequestration through December 31, 2021.

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

All CARES Act funds received were fully recognized as of December 31, 2020. However, the rules concerning the utilization of the funds continue to evolve and we will continue to comply with those applicable to us.

CLOUD COMPUTING

As of March 31, 2021, we have two cloud computing arrangements that are service contracts. Roto-Rooter is implementing a system to assist in technician dispatch and VITAS implemented a new human resources system. We have capitalized approximately $9.4 million related to implementation of these projects which are included in prepaid assets in the accompanying balance sheets. The VITAS human resource system was placed into service in January 2020 and is being amortized over 5 years. For the three months ended March 31, 2021 and 2020, $199,000 and $262,000 has been amortized, respectively. There has been no other amortization expense associated with the Roto-Rooter project, as the software has not yet been placed in service. We anticipate amortizing this asset over the original term of the arrangement plus renewal options that are reasonably certain of being exercised.

INCOME TAXES

In December 2019, the FASB issued Accounting Standards Update “ASU No. 2019-12 – Simplifying the Accounting for Income Taxes”. The ASU adds new guidance to simplify accounting for income taxes, changes the accounting for certain income tax transactions and makes minor improvements to the codifications. The ASU is effective for the Company on January 1, 2021. The impact of adoption was not material.

Our effective income tax rate was 21.8% in the first quarter of 2021 compared to 18.9% during the first quarter of 2020. Excess tax benefit on stock options reduced our income tax expenses by $3.2 million and $4.6 million, respectively for the quarters ended March 31, 2021 and 2020.

NON-CASH TRANSACTIONS

Included in the accompanying Consolidated Balance Sheets are $1.2 million and $3.9 million of capitalized property and equipment which were not paid for as of March 31, 2021 and December 31, 2020, respectively. These amounts have been excluded from capital expenditures in the accompanying Consolidated Statements of Cash Flow. There are no material non-cash amounts included in interest expense for any period presented.

BUSINESS COMBINATIONS

We account for acquired businesses using the acquisition method of accounting. All assets acquired and liabilities assumed are recorded at their respective fair values at the date of acquisition. The determination of fair value involves estimates and the use of valuation techniques when market value is not readily available. We use various techniques to determine fair value in accordance with accepted valuation models, primarily the income approach. The significant assumptions used in developing fair values include, but are not limited to, revenue growth rates, the amount and timing of future cash flows, discount rates, useful lives, royalty rates and future tax rates. The excess of purchase price over the fair value of assets and liabilities acquired is recorded as goodwill. See Note 16 for discussion of recent acquisitions.

Quarterly amortization of intangible assets is mainly driven by two Roto-Rooter franchise acquisitions completed in 2019. The total purchase price of these acquisitions was $138.0 million. As part of the purchase price allocation, approximately $59.2 million was determined to be the value of reacquired franchise rights which are being amortized over the remaining life of each franchise agreement. The average remaining life on the reacquired franchise agreements was approximately seven years. Quarterly amortization of reacquired franchise rights for these two acquisitions is approximately $2.0 million ($8.1 million annualized through 2026). This contrasts to quarterly franchise fees historically collected from these two franchisees of approximately $470,000 ($1.9 million annualized).

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

Care is provided to patients regardless of their ability to pay. Patients who meet our criteria for charity care are provided care without charge. There is no revenue or associated accounts receivable in the accompanying Consolidated Financial Statements related to charity care. The cost of providing charity care during the quarters ended March 31, 2021 and 2020 was $2.0 million and $2.2 million, respectively. The cost of charity care is included in cost of services provided and goods sold and is calculated by taking the ratio of charity care days to total days of care and multiplying by the total cost of care.

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

We are subject to certain limitations on Medicare payments for services which are considered variable consideration, as follows:

Inpatient Cap. If the number of inpatient care days any hospice program provides to Medicare beneficiaries exceeds 20% of the total days of hospice care such program provided to all Medicare patients for an annual period beginning September 28, the days in excess of the 20% figure may be reimbursed only at the routine homecare rate. None of VITAS’ hospice programs exceeded the payment limits on inpatient services during the three months ended March 31, 2021 and 2020.

Medicare Cap. We are also subject to a Medicare annual per-beneficiary cap (“Medicare cap”). Compliance with the Medicare cap is measured in one of two ways based on a provider election. The “streamlined” method compares total Medicare payments received under a Medicare provider number with respect to services provided to all Medicare hospice care beneficiaries in the program or programs covered by that Medicare provider number with the product of the per-beneficiary cap amount and the number of Medicare beneficiaries electing hospice care for the first time from that hospice program or programs from September 28 through September 27 of the following year. At March 31, 2021, all our programs except one are using the “streamlined” method.

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

In 2013, the U.S. government implemented automatic budget reductions of 2.0% for all government payees, including hospice benefits paid under the Medicare program. In 2015, CMS determined that the Medicare cap should be calculated “as if” sequestration did not occur. As a result of this decision, VITAS has received notification from our third-party intermediary that an additional $8.7 million is owed for Medicare cap in three programs arising during the 2013 through 2020 measurement periods. The amounts are automatically deducted from our semi-monthly PIP payments. We do not believe that CMS is authorized under the sequestration authority or the statutory methodology for establishing the Medicare cap to the amounts they have withheld and intend to withhold under their current “as if” methodology. We have appealed CMS’s methodology change. Pursuant to the recent legislation and the April extension, the sequestration has been lifted for the period from May 1, 2020 through December 31, 2021.

During the quarter ended March 31, 2021, we recorded $1.5 million in net Medicare cap revenue reduction related to two programs for the 2021 government fiscal year.

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

The composition of patient care service revenue by payor and level of care for the quarter ended March 31, 2021 is as follows (in thousands):

	Medicare	Medicaid	Commercial	Total
Routine home care	$246,064	$11,579	6,111	$263,754
Continuous care	24,907	1,259	1,183	27,349
Inpatient care	25,438	2,473	1,245	29,156
	$296,409	$15,311	$8,539	$320,259

All other revenue - self-pay, respite care, etc.				2,938
Subtotal				$323,197
Medicare cap adjustment				(1,500)
Implicit price concessions				(3,244)
Room and board, net				(2,665)
Net revenue				$315,788

The composition of patient care service revenue by payor and level of care for the quarter ended March 31, 2020 is as follows (in thousands):

	Medicare	Medicaid	Commercial	Total
Routine home care	$253,965	$12,133	$5,664	$271,762
Continuous care	37,132	1,871	1,552	40,555
Inpatient care	28,148	2,559	1,775	32,482
	$319,245	$16,563	$8,991	$344,799

All other revenue - self-pay, respite care, etc.				3,147
Subtotal				$347,946
Medicare cap adjustment				(2,500)
Implicit price concessions				(4,149)
Room and board, net				(3,381)
Net revenue				$337,916

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

The composition of disaggregated revenue for the first quarter is as follows (in thousands):

	March 31,
	2021	2020
Short-term core service jobs	$155,350	$134,424
Water restoration	37,435	29,246
Contractor revenue	18,760	16,228
Franchise fees	1,327	1,190
All other	3,945	3,534
Subtotal	$216,817	$184,622
Implicit price concessions and credit memos	(5,245)	(6,740)
Net revenue	$211,572	$177,882

3.    Segments

Service revenues and sales by business segment are shown in Note 2. After-tax income/(loss) by business segment are as follows (in thousands):

	Three months ended March 31,
	2021	2020

VITAS	$40,770	$41,279
Roto-Rooter	37,177	24,322
Total	77,947	65,601
Corporate	(12,547)	(9,710)
Net income	$65,400	$55,891

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

4.    Earnings per Share

Earnings per share (“EPS”) are computed using the weighted average number of shares of capital stock outstanding. Earnings and diluted earnings per share are computed as follows (in thousands, except per share data):

		Net Income
For the Three Months Ended March 31,		Income	Shares	Earnings per Share
2021
	Earnings	$65,400	16,010	$4.08
	Dilutive stock options	-	250
	Nonvested stock awards	-	50
	Diluted earnings	$65,400	16,310	$4.01

2020
	Earnings	$55,891	15,991	$3.50
	Dilutive stock options	-	446
	Nonvested stock awards	-	79
	Diluted earnings	$55,891	16,516	$3.38

For the three months ended March 31, 2021, there were 298,000 stock options excluded from the computation of dilutive earnings per share because they would have been anti-dilutive.

For the three months ended March 31, 2020, there were 285,000 stock options excluded from the computation of dilutive earnings per share because they would have been anti-dilutive.

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

There is no debt outstanding as of March 31, 2021.

The 2018 Credit Agreement contains the following quarterly financial covenants effective as of March 31, 2021:

Description	Requirement

Leverage Ratio (Consolidated Indebtedness/Consolidated Adj. EBITDA)	< 3.50 to 1.00

Fixed Charge Coverage Ratio (Consolidated Free Cash Flow/Consolidated Fixed Charges)	> 1.50 to 1.00

We are in compliance with all debt covenants as of March 31, 2021. We have issued $37.9 million in standby letters of credit as of March 31, 2021, mainly for insurance purposes. Issued letters of credit reduce our available credit under the 2018 Credit Agreement. As of March 31, 2021, we have approximately $412.1 million of unused lines of credit available and eligible to be drawn down under our revolving credit facility.

6.    Other Income/(Expense) – Net

Other income/(expense) – net comprises the following (in thousands):

Three months ended March 31,
2021		2020
Market value adjustment on assets held in
deferred compensation trust	$3,038	$(9,572)
Interest income	92	109
Other-net	472	(3)
Total other income/(expense) - net	$3,602	$(9,466)

7.    Leases

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

We do not currently have any finance leases, therefore all lease information disclosed is related to operating leases.

The components of balance sheet information related to leases were as follows:

	March 31,	December 31,
	2021	2020
Assets
Operating lease assets	$124,104	$123,448

Liabilities
Current operating leases	37,897	36,200
Noncurrent operating leases	98,813	99,210
Total operating lease liabilities	$136,710	$135,410

The components of lease expense for the first quarter is as follows (in thousands):

	Three months ended March 31,
	2021	2020
Lease Expense (a)
Operating lease expense	$15,388	$14,610
Sublease income	(45)	-
Net lease expense	$15,343	$14,610

(a)Includes short-term leases and variable lease costs, which are immaterial. Included in both cost of services provided and goods sold and selling, general and administrative expenses.

The components of cash flow information related to leases were as follows:

	Three months ended March 31,
	2021	2020
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from leases	$12,850	$12,028

Leased assets obtained in exchange for new operating lease liabilities	$13,776	$12,583

Weighted Average Remaining Lease Term at March 31, 2021
Operating leases	4.9	years

Weighted Average Discount Rate at March 31, 2021
Operating leases	2.66%

Maturity of Operating Lease Liabilities (in thousands)

2021	$35,241
2022	32,667
2023	25,209
2024	19,451
2025	13,547
Thereafter	19,801
Total lease payments	$145,916
Less: interest	(9,206)
Total liability recognized on the balance sheet	$136,710

For leases commencing prior to April 2019, minimum rental payments exclude payments to landlords for real estate taxes and common area maintenance. Operating lease payments include $2.3 million related to extended lease terms that are reasonably certain of being exercised. There are no leases signed but not yet commenced.

8.    Stock-Based Compensation Plans

On February 19, 2021, the Compensation/Incentive Committee of the Board of Directors (“CIC”) granted 6,277 Performance Stock Units (“PSUs”) contingent upon the achievement of certain total shareholder return (“TSR”) targets as compared to the TSR of a group of peer companies for the three year period ending December 31, 2023, the date at which such awards vest. The cumulative compensation cost of the TSR-based PSU award to be recorded over the three year service period is $3.8 million.

On February 19, 2021, the CIC also granted 6,277 PSUs contingent upon the achievement of certain earnings per share (“EPS”) targets for the three year period ending December 31, 2023. At the end of each reporting period, the Company estimates the number of shares that it believes will ultimately be earned and records the corresponding expense over the service period of the award. We currently estimate the cumulative compensation cost of the EPS-based PSUs to be recorded over the three year service period is $3.1 million.

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

Three months ended March 31,
2021	2020
$8,699	$(4,414)

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

The settlement amount of $5.75 million plus employment taxes was recorded in the first quarter of 2019. The definition of the class to participate in the settlement is intended to cover claims raised in the consolidated Seper/Chhina matter, claims raised in Phillips and Moore, as well as any class claims in Williams. The court granted final approval of the settlement hearing in December of 2020 and the settlement was paid in the first quarter of 2021.

Alfred Lax (“Lax”), a former employee of Roto-Rooter Services Company (“RRSC”) filed a class action lawsuit in Santa Clara County Superior Court in November of 2018 alleging (1) failure to provide or compensate for required rest breaks; (2) failure to properly pay for all hours worked; (3) failure to provide accurate wage statements; (4) failure to reimburse for work-related expenses; and (5) unfair business practices. Lax stated these claims as a representative of a class defined as all service technicians employed by RRSC in California during the four years preceding the filing of the complaint. The lawsuit is, Alfred Lax on behalf of himself and all others similarly situated v. Roto-Rooter Services Company, and Does 1 through 50 inclusive; Santa Clara County Superior Court Case Number 18CV338652. The Company entered into a settlement agreement in August 2020 to resolve the allegations, for a settlement amount of $2.6 million plus employment taxes. The settlement includes technicians in its Menlo Park and Bristol locations. The settlement was recorded in the third quarter of 2020. Final approval of the settlement was granted in the first quarter of 2021 and the settlement was paid.

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

11.    Concentration of Risk

As of March 31, 2021, and December 31, 2020, approximately 63% and 74%, respectively, of VITAS’ total accounts receivable balance were from Medicare and 28% and 20%, respectively, of VITAS’ total accounts receivable balance were due from various state Medicaid or managed Medicaid programs. Combined accounts receivable from Medicare, Medicaid, and managed Medicaid represent approximately 75% of the consolidated net accounts receivable in the accompanying consolidated balance sheets as of March 31, 2021.

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

12.    Cash Overdrafts and Cash Equivalents

There are no cash overdrafts payable included in accounts payable at March 31, 2021 or December 31, 2020.

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

The following shows the carrying value, fair value and the hierarchy for our financial instruments as of March 31, 2021 (in thousands):

		Fair Value Measure
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Mutual fund investments of deferred
compensation plans held in trust	$93,705	$93,705	$-	$-

The following shows the carrying value, fair value and the hierarchy for our financial instruments as of December 31, 2020 (in thousands):

		Fair Value Measure
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Mutual fund investments of deferred
compensation plans held in trust	$88,811	$88,811	$-	$-

For cash and cash equivalents, accounts receivable and accounts payable, the carrying amount is a reasonable estimate of fair value because of the liquidity and short-term nature of these instruments. As further described in Note 5, our outstanding long-term debt and current portion of long-term debt have floating interest rates that are reset at short-term intervals, generally 30 or 60 days. The interest rate we pay also includes an additional amount based on our current leverage ratio. As such, we believe our borrowings reflect significant nonperformance risks, mainly credit risk. Based on these factors, we believe the fair value of our long-term debt and current portion of long-term debt approximate the carrying value.

14.    Capital Stock Repurchase Plan Transactions

We repurchased the following capital stock:

	Three months ended March 31,
	2021	2020

Total cost of repurchased shares (in thousands)	$44,768	$100,235
Shares repurchased	100,000	225,000
Weighted average price per share	$447.67	$445.49

In March 2020, the Board of Directors authorized an additional $250.0 million for stock repurchase under Chemed’s existing share repurchase program. We currently have $133.7 million of authorization remaining under this share repurchase plan.

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

16.    Acquisitions

On June 1, 2020, we completed the acquisition of a Roto-Rooter franchise and the related assets in Bloomington, IN for $2.2 million in cash.

Goodwill is assessed for impairment on a yearly basis as of October 1. All goodwill recognized is deductible for tax purposes.

Shown below is movement in Goodwill (in thousands):

	VITAS	Roto-Rooter	Total
Balance at December 31, 2020	$333,331	$245,254	$578,585
Foreign currency adjustments	-	33	33
Balance at March 31, 2021	$333,331	$245,287	$578,618

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

The following is a summary of the key operating results (in thousands except per share amounts):

	Three months ended March 31,
	2021	2020
Service revenues and sales	$527,360	$515,798
Net income	$65,400	$55,891
Diluted EPS	$4.01	$3.38
Adjusted net income	$72,370	$60,715
Adjusted diluted EPS	$4.44	$3.68
Adjusted EBITDA	$108,519	$93,029
Adjusted EBITDA as a % of revenue	20.6%	18.0%

Adjusted net income, adjusted diluted EPS, earnings before interest, taxes and depreciation and amortization (“EBITDA”), Adjusted EBITDA and Adjusted EBITDA as a percent of revenue are not measures derived in accordance with US GAAP. We provide non-GAAP measures to help readers evaluate our operating results and to compare our operating performance with that of similar companies that have different capital structures. Our non-GAAP measures should not be considered in isolation or as a substitute for comparable measures presented in accordance with GAAP. A reconciliation of our non-GAAP measures is presented on pages 27-28.

For the three months ended March 31, 2021, the increase in consolidated service revenues and sales was driven by an 18.9% increase at Roto-Rooter offset by a 6.5% decrease at VITAS. The increase in service revenues at Roto-Rooter was driven by an increase in all major service lines for residential customers. The decrease in service revenues at VITAS is comprised primarily of a 7.1% decrease in days-of-care offset by a geographically weighted average Medicare reimbursement rate increase (including the suspension of sequestration on May 1, 2020) of approximately 2.8%. Acuity mix shift had a net impact of reducing revenue approximately $9.1 million, or 2.7% in the quarter when compared to the prior year revenue and level-of-care mix. The combination of a lower Medicare cap and other contra revenue changes offset a portion of the revenue decline by approximately 50 basis points. See page 29 for additional VITAS operating metrics.

The current COVID-19 pandemic did have a material impact on our business operations, results of operations, cash flow and financial position as of and for the three months ended March 31, 2021 and 2020, respectively. We are closely monitoring the impact of the pandemic on all aspects of our business including impacts to employees, customers, patients, suppliers and vendors. The Company’s two operating subsidiaries have been categorized as critical infrastructure businesses and are not currently materially limited by federal, state or local regulations that restrict movement or operating ability.

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

The pandemic has made accurate modeling and providing meaningful earnings guidance for Chemed exceptionally challenging. Federal, state and local government authorities are forced to make swift decisions within our healthcare system, labor pools and general economy. These governmental decisions have the potential for an immediate and material impact on VITAS and Roto-Rooter operating results. We anticipate providing updated 2021 earnings guidance in July of 2021 as part of the June 30, 2021 earnings press release. We anticipate that our operating income and cash flows will be sufficient to operate our businesses and meet any commitments for the foreseeable future.

Financial Condition

Liquidity and Capital Resources

Material changes in the balance sheet accounts from December 31, 2020 to March 31, 2021 include the following:

•A $22.1 million decrease in accounts receivable due to timing of receipts.

•A $15.3 million increase in income taxes due to timing of payments.

•A $17.4 million decrease in accrued compensation due to the payments of cash bonuses in the first quarter of 2021.

•An $8.5 million decrease in accrued legal as a result of the payments of two legal settlements.

•A $53.7 million increase in treasury stock due mainly to stock repurchases.

Net cash provided by operating activities increased $17.4 million from March 31, 2020 to March 31, 2021. The main drivers of the increase are an increase in net income and a decrease in accounts receivable. Significant changes in our accounts receivable balances are typically driven by the timing of payments received from the Federal government at our VITAS subsidiary. We typically receive a payment in excess of $40.0 million from the Federal government for hospice services every other Friday. The timing of a period end will have a significant impact on the accounts receivable at VITAS. These changes generally normalize over a two year period, as cash flow variations in one year are offset in the following year.

Management continually evaluates cash utilization alternatives, including share repurchase, debt repurchase, acquisitions and increased dividends to determine the most beneficial use of available capital resources.

On June 20, 2018, we signed the Fourth Amended and Restated Credit Agreement (“2018 Credit Agreement”). Terms of the 2018 Credit Agreement consist of a five year, $450 million revolving credit facility and a $150 million expansion feature, which may consist of term loans or additional revolving commitments. The revolving credit facility has a five year maturity with principal payments due at maturity.  The interest rate at the inception of the agreement was LIBOR plus 100 basis points. The 2018 Credit Agreement has a floating interest rate that is generally LIBOR plus a tiered additional rate which varies based on our current leverage ratio. We have no debt outstanding under the 2018 Credit Agreement as of March 31, 2021.

We have issued $37.9 million in standby letters of credit as of March 31, 2021, mainly for insurance purposes. Issued letters of credit reduce our available credit under the revolving credit agreement. As of March 31, 2021, we have approximately $412.1 million of unused lines of credit available and eligible to be drawn down under our revolving credit facility. Management believes its liquidity and sources of capital are satisfactory for the Company’s needs in the foreseeable future.

Commitments and Contingencies

Collectively, the terms of our credit agreements require us to meet various financial covenants, to be tested quarterly. We are in compliance with all financial and other debt covenants as of March 31, 2021 and anticipate remaining in compliance throughout the foreseeable future.

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

See Note 10 in the Notes to the Consolidated Financial Statements in Item 1 above for a description of current material legal matters.

Results of Operations

Three months ended March 31, 2021 versus 2020 - Consolidated Results

Our service revenues and sales for the first quarter of 2021 increased 2.2% versus services and sales revenues for the first quarter of 2020. Of this increase, a $33.7 million increase was attributable to Roto-Rooter offset by a $22.1 million decrease attributable to VITAS. The following chart shows the components of revenue by operating segment (in thousands):

	Three months ended March 31,
	2021	2020
VITAS
Routine homecare	$263,754	$271,762
Continuous care	27,349	40,555
General inpatient	29,156	32,482
Other	2,938	3,147
Medicare cap adjustment	(1,500)	(2,500)
Room and board - net	(2,665)	(3,381)
Implicit price concessions	(3,244)	(4,149)
Roto-Rooter
Drain cleaning - short term core	61,756	54,020
Plumbing - short term core	41,313	36,794
Subtotal	103,069	90,814
Excavation - short term core	51,993	43,060
Water restoration	37,435	29,246
Contractor operations	18,760	16,228
Outside franchisee fees	1,327	1,190
Other - short term core	288	550
Other	3,945	3,534
Implicit price concessions	(5,245)	(6,740)
Total	$527,360	$515,798

Days of care at VITAS during the quarter ended March 31 were as follows:

	Days of Care		Increase/(Decrease)
	2021	2020	Percent

Routine homecare	1,329,892	1,364,746	(2.6)
Nursing home	232,783	303,374	(23.3)
Respite	4,840	6,692	(27.7)
Subtotal routine homecare and respite	1,567,515	1,674,812	(6.4)
Continuous care	27,674	32,348	(14.4)
General inpatient	29,300	41,373	(29.2)
Total days of care	1,624,489	1,748,533	(7.1)

The decrease in service revenues at VITAS is comprised primarily of a 7.1% decline in days-of-care offset by a geographically weighted average Medicare reimbursement rate increase (including the suspension of sequestration on May 1, 2020) of approximately 2.8%. Acuity mix shift had a net impact of reducing revenue approximately $9.1 million, or 2.7% in the quarter when compared to the prior year revenue and level-of-care mix. The combination of a lower Medicare cap and other contra revenue changes offset a portion of the revenue decline by approximately 50 basis points.

The increase in plumbing revenues for the first quarter of 2021 versus 2020 is attributable to a 17.1% increase in job count offset by a 4.8% decrease in price and service mix shift. The increase in excavation revenues for the first quarter of 2021 versus 2020 is attributable to a 22.1% increase in job count offset by a 1.4% decrease in price and service mix shift. Drain cleaning revenues for the first quarter of 2021 versus 2020 reflect a 4.8% increase in price and service mix shift and a 9.5% increase in job count. Water restoration revenue increased for the first quarter of 2021 versus 2020 due to a 10.2% increase in job count and an 17.8% increase in price and service mix shift. Contractor operations increased 15.6% mainly due to their continued expansion into water restoration. The increase in job count for all service lines was driven by residential customers.

The consolidated gross margin was 35.4% in the first quarter of 2021 as compared with 31.8% in the first quarter of 2020. On a segment basis, VITAS’ gross margin was 24.4% in the first quarter of 2021 as compared with 23.2%, in the first quarter of 2020. The increase is primarily due to improved labor costs. The Roto-Rooter segment’s gross margin was 51.9% for the first quarter of 2021 as compared with 48.1% in the first quarter of 2020 primarily due to increased revenue and improved labor costs.

Selling, general and administrative expenses (“SG&A”) comprise (in thousands):

	Three months ended March 31,
	2021	2020
SG&A expenses before long-term incentive compensation and the impact of market value adjustments related to deferred compensation trusts	$86,668	$78,334
Impact of market value adjustments related to assets held in deferred compensation trusts	3,038	(9,572)
Long-term incentive compensation	1,893	1,821
Total SG&A expenses	$91,599	$70,583

SG&A expenses before long-term incentive compensation and the impact of market value adjustments related to deferred compensation trusts for the first quarter of 2021 were up 10.6% when compared to the first quarter of 2020. This increase was mainly a result of the increase in variable selling and general administrative expenses and increased bonus expense at Roto-Rooter caused by increased revenue.

Depreciation for the first quarter of 2021 increased 2.9% when compared to the first quarter of 2020 primarily due to new equipment purchased at Roto-Rooter.

Amortization for the first quarter of 2021 increased 1.3% when compared to the first quarter of 2020. Quarterly amortization of intangible assets is mainly driven by two Roto-Rooter franchise acquisitions completed in 2019. The total purchase price of these acquisitions was $138.0 million. As part of the purchase price allocation, approximately $59.2 million was determined to be the value of reacquired franchise rights which are being amortized over the remaining life of each franchise agreement. The average remaining life on the reacquired franchise agreements was approximately seven years. Quarterly amortization of reacquired franchise rights for these two acquisitions is approximately $2.0 million ($8.1 million annualized through 2026). This contrasts to quarterly franchise fees historically collected from these two franchisees of approximately $470,000 ($1.9 million annualized).

Other income – net comprise (in thousands):

	Three months ended March 31,
	2021	2020
Market value adjustment on assets held in deferred compensation trusts	$3,038	$(9,572)
Interest income	92	109
Other	472	(3)
Total other income/(expense) - net	$3,602	$(9,466)

Our effective tax rate reconciliation is as follows (in thousands):

	Three months ended March 31,
	2021	2020

Income tax provision calculated at the statutory federal rate	$17,569	$14,474
Stock compensation tax benefits	(3,452)	(4,553)
State and local income taxes	2,956	2,377
Other--net	1,189	733
Income tax provision	$18,262	$13,031
Effective tax rate	21.8%	18.9%

Net income for both periods included the following after-tax items/adjustments that (reduced) or increased after-tax earnings (in thousands):

	Three months ended March 31,
	2021	2020
VITAS
Direct costs related to COVID-19	$(1,308)	$(726)
Medicare cap sequestration adjustment	-	(503)
Roto-Rooter
Amortization of reacquired franchise agreements	(1,729)	(1,729)
Direct costs related to COVID-19	(407)	(633)
Corporate
Excess tax benefits on stock compensation	3,238	4,553
Stock option expense	(5,066)	(4,190)
Long-term incentive compensation	(1,670)	(1,596)
Direct costs related to COVID-19	(28)	-
Total	$(6,970)	$(4,824)

Three months ended March 31, 2021 versus 2020 - Segment Results

Net income/(loss) for the first quarter of 2021 versus the first quarter of 2020 by segment (in thousands):

	Three months ended March 31,
	2021	2020
VITAS	$40,770	$41,279
Roto-Rooter	37,177	24,322
Corporate	(12,547)	(9,710)
	$65,400	$55,891

VITAS’ after-tax earnings decreased due to lower revenue. After-tax earnings as a percent of revenue at VITAS in the first quarter of 2021 was 12.9% as compared to 12.2% in the first quarter of 2020.

Roto-Rooter’s net income was impacted in 2021 compared to 2020 primarily by higher revenue and improved labor costs. After-tax earnings as a percent of revenue at Roto-Rooter in the first quarter of 2021 was 17.6%, as compared to 13.7% in the first quarter of 2020.

After-tax Corporate expenses for 2021 increased 29.2% when compared to 2020 due mainly to a $1.3 million decrease in the excess tax benefits on stock compensation.

CHEMED CORPORATION AND SUBSIDIARY COMPANIES
CONSOLIDATING STATEMENTS OF INCOME
FOR THE THREE MONTHS ENDED MARCH 31, 2021
(in thousands)(unaudited)

				Chemed
	VITAS	Roto-Rooter	Corporate	Consolidated
2021 (a)
Service revenues and sales	$315,788	$211,572	$-	$527,360
Cost of services provided and goods sold	238,667	101,806	-	340,473
Selling, general and administrative expenses	22,090	53,322	16,187	91,599
Depreciation	5,338	6,353	24	11,715
Amortization	18	2,492	-	2,510
Other operating expense	502	120	-	622
Total costs and expenses	266,615	164,093	16,211	446,919
Income/(loss) from operations	49,173	47,479	(16,211)	80,441
Interest expense	(42)	(89)	(250)	(381)
Intercompany interest income/(expense)	4,525	1,620	(6,145)	-
Other income—net	533	31	3,038	3,602
Income/(expense) before income taxes	54,189	49,041	(19,568)	83,662
Income taxes	(13,419)	(11,864)	7,021	(18,262)
Net income/(loss)	$40,770	$37,177	$(12,547)	$65,400

(a) The following amounts are included in net income (in thousands):
				Chemed
	VITAS	Roto-Rooter	Corporate	Consolidated
Pretax benefit/(cost):
Stock option expense	$-	$-	$(6,106)	$(6,106)
Amortization of reacquired franchise agreements	-	(2,352)	-	(2,352)
Direct costs related to COVID-19	(1,753)	(553)	(38)	(2,344)
Long-term incentive compensation	-	-	(1,893)	(1,893)
Total	$(1,753)	$(2,905)	$(8,037)	$(12,695)

				Chemed
	VITAS	Roto-Rooter	Corporate	Consolidated
After-tax benefit/(cost):
Stock option expense	$-	$-	$(5,066)	$(5,066)
Direct costs related to COVID-19	(1,308)	(407)	(28)	(1,743)
Amortization of reacquired franchise agreements	-	(1,729)	-	(1,729)
Long-term incentive compensation	-	-	(1,670)	(1,670)
Excess tax benefits on stock compensation	-	-	3,238	3,238
Total	$(1,308)	$(2,136)	$(3,526)	$(6,970)

CHEMED CORPORATION AND SUBSIDIARY COMPANIES
CONSOLIDATING STATEMENTS OF INCOME
FOR THE THREE MONTHS ENDED MARCH 31, 2020
(in thousands)(unaudited)

				Chemed
	VITAS	Roto-Rooter	Corporate	Consolidated
2020 (a)
Service revenues and sales	$337,916	$177,882	$-	$515,798
Cost of services provided and goods sold	259,429	92,316	-	351,745
Selling, general and administrative expenses	22,269	46,282	2,032	70,583
Depreciation	5,474	5,878	36	11,388
Amortization	18	2,459	-	2,477
Other operating expenses	114	128	-	242
Total costs and expenses	287,304	147,063	2,068	436,435
Income/(loss) from operations	50,612	30,819	(2,068)	79,363
Interest expense	(45)	(102)	(828)	(975)
Intercompany interest income/(expense)	4,386	1,349	(5,735)	-
Other income/(expense)—net	65	40	(9,571)	(9,466)
Income/(expense) before income taxes	55,018	32,106	(18,202)	68,922
Income taxes	(13,739)	(7,784)	8,492	(13,031)
Net income/(loss)	$41,279	$24,322	$(9,710)	$55,891

(a) The following amounts are included in net income (in thousands):
				Chemed
	VITAS	Roto-Rooter	Corporate	Consolidated
Pretax benefit/(cost):
Stock option expense	$-	$-	$(5,045)	$(5,045)
Amortization of reacquired franchise agreements	-	(2,352)	-	(2,352)
Direct costs related to COVID-19	(973)	(861)	-	(1,834)
Long-term incentive compensation	-	-	(1,821)	(1,821)
Medicare cap sequestration adjustment	(675)	-	-	(675)
Total	$(1,648)	$(3,213)	$(6,866)	$(11,727)

				Chemed
	VITAS	Roto-Rooter	Corporate	Consolidated
After-tax benefit/(cost):
Stock option expense	$-	$-	$(4,190)	$(4,190)
Amortization of reacquired franchise agreements	-	(1,729)	-	(1,729)
Long-term incentive compensation	-	-	(1,596)	(1,596)
Direct costs related to COVID-19	(726)	(633)	-	(1,359)
Medicare cap sequestration adjustment	(503)	-	-	(503)
Excess tax benefits on stock compensation	-	-	4,553	4,553
	$(1,229)	$(2,362)	$(1,233)	$(4,824)

Unaudited Consolidating Summary and Reconciliation of Adjusted EBITDA

Chemed Corporation and Subsidiary Companies
(in thousands)				Chemed
For the three months ended March 31, 2021	VITAS	Roto-Rooter	Corporate	Consolidated

Net income/(loss)	$40,770	$37,177	$(12,547)	$65,400
Add/(deduct):
Interest expense	42	89	250	381
Income taxes	13,419	11,864	(7,021)	18,262
Depreciation	5,338	6,353	24	11,715
Amortization	18	2,492	-	2,510
EBITDA	59,587	57,975	(19,294)	98,268
Add/(deduct):
Intercompany interest expense/(income)	(4,525)	(1,620)	6,145	-
Interest income	(61)	(31)	-	(92)
Stock option expense	-	-	6,106	6,106
Direct costs related to COVID-19	1,753	553	38	2,344
Long-term incentive compensation	-	-	1,893	1,893
Adjusted EBITDA	$56,754	$56,877	$(5,112)	$108,519

				Chemed
For the three months ended March 31, 2020	VITAS	Roto-Rooter	Corporate	Consolidated

Net income/(loss)	$41,279	$24,322	$(9,710)	$55,891
Add/(deduct):
Interest expense	45	102	828	975
Income taxes	13,739	7,784	(8,492)	13,031
Depreciation	5,474	5,878	36	11,388
Amortization	18	2,459	-	2,477
EBITDA	60,555	40,545	(17,338)	83,762
Add/(deduct):
Intercompany interest expense/(income)	(4,386)	(1,349)	5,735	-
Interest income	(68)	(40)	-	(108)
Stock option expense	-	-	5,045	5,045
Direct costs related to COVID-19	973	861	-	1,834
Long-term incentive compensation	-	-	1,821	1,821
Medicare cap sequestration adjustment	675	-	-	675
Adjusted EBITDA	$57,749	$40,017	$(4,737)	$93,029

RECONCILIATION OF ADJUSTED NET INCOME
(in thousands, except per share data)(unaudited)

	Three Months Ended March 31,
	2021	2020
Net income as reported	$65,400	$55,891

Add/(deduct) pre-tax cost of:
Stock option expense	6,106	5,045
Amortization of reacquired franchise agreements	2,352	2,352
Direct costs related to COVID-19	2,344	1,834
Long-term incentive compensation	1,893	1,821
Medicare cap sequestration adjustment	-	675
Add/(deduct) tax impacts:
Tax impact of the above pre-tax adjustments (1)	(2,487)	(2,350)
Excess tax benefits on stock compensation	(3,238)	(4,553)
Adjusted net income	$72,370	$60,715

Diluted Earnings Per Share As Reported
Net income	$4.01	$3.38
Average number of shares outstanding	16,310	16,516

Adjusted Diluted Earnings Per Share
Adjusted net income	$4.44	$3.68
Adjusted average number of shares outstanding	16,310	16,516

(1) The tax impact of pre-tax adjustments was calculated using the effective tax rate of the operating unit for which each adjustment is associated.

CHEMED CORPORATION AND SUBSIDIARY COMPANIES
OPERATING STATISTICS FOR VITAS SEGMENT
(unaudited)
	Three Months Ended March 31,
OPERATING STATISTICS	2021	2020
Net revenue ($000)
Homecare	$263,754	$271,762
Inpatient	29,156	32,482
Continuous care	27,349	40,555
Other	2,938	3,147
Subtotal	$323,197	$347,946
Room and board, net	(2,665)	(3,381)
Contractual allowances	(3,244)	(4,149)
Medicare cap allowance	(1,500)	(2,500)
Total	$315,788	$337,916
Net revenue as a percent of total before Medicare cap allowances
Homecare	81.6%	78.1%
Inpatient	9.0	9.3
Continuous care	8.5	11.7
Other	0.9	0.9
Subtotal	100.0	100.0
Room and board, net	(0.8)	(1.0)
Contractual allowances	(1.0)	(1.2)
Medicare cap allowance	(0.5)	(0.7)
Total	97.7%	97.1%
Days of care
Homecare	1,329,892	1,364,746
Nursing home	232,783	303,374
Respite	4,840	6,692
Subtotal routine homecare and respite	1,567,515	1,674,812
Inpatient	27,674	32,348
Continuous care	29,300	41,373
Total	1,624,489	1,748,533
Number of days in relevant time period	90	91
Average daily census (days)
Homecare	14,777	14,997
Nursing home	2,586	3,334
Respite	54	74
Subtotal routine homecare and respite	17,417	18,405
Inpatient	307	355
Continuous care	326	455
Total	18,050	19,215
Total Admissions	18,135	18,603
Total Discharges	18,516	18,196
Average length of stay (days)	94.4	90.7
Median length of stay (days)	12.0	14.0
ADC by major diagnosis
Cerebro	35.9%	35.9%
Neurological	22.1	21.4
Cancer	12.2	12.7
Cardio	15.8	15.9
Respiratory	7.8	8.3
Other	6.2	5.8
Total	100.0%	100.0%
Admissions by major diagnosis
Cerebro	21.4	21.1%
Neurological	12.3	12.5
Cancer	25.0	28.3
Cardio	14.2	15.1
Respiratory	11.0	12.2
Other	16.1	10.8
Total	100.0%	100.0%

Estimated uncollectible accounts as a percent of revenues	1.0%	1.2%
Accounts receivable --
Days of revenue outstanding- excluding unapplied Medicare payments	37.8	33.9
Days of revenue outstanding- including unapplied Medicare payments	26.9	26.1

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

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

The Company’s primary market risk exposure relates to interest rate risk exposure through its variable interest line of credit. At March 31, 2021, the Company had no variable rate debt outstanding. For each $10 million borrowed under the credit facility, an increase or decrease of 100 basis points (1%), increases or decreases the Company’s annual interest expense by $100,000.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Item 2(c).    Purchases of Equity Securities by Issuer and Affiliated Purchasers

The following table shows the activity related to our share repurchase program for the first three months of 2021:

	Total Number	Weighted Average	Cumulative Shares	Dollar Amount
	of Shares	Price Paid Per	Repurchased Under	Remaining Under
	Repurchased	Share	the Program	The Program

February 2011 Program
January 1 through January 31, 2021	-	$-	9,030,125	$178,424,171
February 1 through February 28, 2021	20,000	446.44	9,050,125	169,495,380
March 1 through March 31, 2021	80,000	447.98	9,130,125	$133,656,728

First Quarter Total	100,000	$447.67

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

101

The following materials from Chemed Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021 formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) The Condensed Consolidated Balance Sheet, (ii) The Condensed Consolidated Statement of Income, (iii) The Condensed Consolidated Statement of Cash Flows, (iv) The Condensed Statement of Equity, and (v) Notes to the Condensed Consolidated Financial Statements.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, formatted in iXBRL and contained in Exhibit 101.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Chemed Corporation
(Registrant)

Dated:	April 30, 2021	By:	/s/ Kevin J. McNamara
Kevin J. McNamara
(President and Chief Executive Officer)

Dated:	April 30, 2021	By:	/s/ David P. Williams
David P. Williams
(Executive Vice President and Chief Financial Officer)

Dated:	April 30, 2021	By:	/s/ Michael D. Witzeman
Michael D. Witzeman
(Vice President and Controller)