Form 10-Q
period 2021-06-30
CHEMED CORP
filed 2021-07-30
CIK 19584

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒    Quarterly Report Under Section 13 or 15 (d) of the Securities Exchange Act of 1934 For the Quarterly Period Ended June 30, 2021

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	☐	No	☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of Each Exchange on which Registered	Amount	Date

Capital Stock $1 Par Value	CHE	New York Stock Exchange	15,731,457 Shares	June 30, 2021

CHEMED CORPORATION AND

SUBSIDIARY COMPANIES

Index

Page No.
PART I. FINANCIAL INFORMATION:

Item 1. Financial Statements
Unaudited Consolidated Balance Sheets -
June 30, 2021 and December 31, 2020	3

Unaudited Consolidated Statements of Income -
Three and six months ended June 30, 2021 and 2020	4

Unaudited Consolidated Statements of Cash Flows -
Six months ended June 30, 2021 and 2020	5

Unaudited Consolidated Statements of Changes in Stockholders’ Equity-
Three and six months ended June 30, 2021 and 2020	6

Notes to Unaudited Consolidated Financial Statements	8

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	22

Item 3. Quantitative and Qualitative Disclosures about Market Risk	39

Item 4. Controls and Procedures	39

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	39

Item 1A. Risk Factors	39

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	40

Item 3. Defaults Upon Senior Securities	40

Item 4. Mine Safety Disclosures	40

Item 5. Other Information	40

Item 6. Exhibits	40

EX – 31.1
EX – 31.2
EX – 31.3
EX – 32.1
EX – 32.2
EX – 32.3 EX – 101 EX – 104

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
CHEMED CORPORATION AND SUBSIDIARY COMPANIES
UNAUDITED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	June 30, 2021	December 31, 2020
ASSETS
Current assets
Cash and cash equivalents	$92,120	$162,675
Accounts receivable	123,329	126,853
Inventories	7,411	7,095
Prepaid income taxes	23,386	6,603
Prepaid expenses	22,840	26,177
Total current assets	269,086	329,403
Investments of deferred compensation plans	98,256	88,811
Properties and equipment, at cost, less accumulated depreciation of $307,347 (2020 - $293,380)	192,653	187,820
Lease right of use asset	123,207	123,448
Identifiable intangible assets less accumulated amortization of $52,628 (2020 - $47,607)	113,137	118,085
Goodwill	578,650	578,585
Other assets	8,807	8,759
Total Assets	$1,383,796	$1,434,911

LIABILITIES
Current liabilities
Accounts payable	$55,975	$54,234
Income taxes	5	9,464
Accrued insurance	51,963	54,703
Accrued compensation	83,608	91,282
Accrued legal	1,391	10,632
Short-term lease liability	36,440	36,200
Other current liabilities	38,020	42,593
Total current liabilities	267,402	299,108
Deferred income taxes	21,713	20,664
Deferred compensation liabilities	97,374	88,456
Long-term lease liability	99,093	99,210
Other liabilities	27,440	26,273
Total Liabilities	513,022	533,711
Commitments and contingencies (Note 10)
STOCKHOLDERS' EQUITY
Capital stock - authorized 80,000,000 shares $1 par; issued 36,385,091 shares (2020 - 36,258,638 shares)	36,385	36,259
Paid-in capital	999,697	961,404
Retained earnings	1,834,835	1,723,777
Treasury stock - 20,720,835 shares (2020 - 20,351,562 shares)	(2,002,326)	(1,822,579)
Deferred compensation payable in Company stock	2,183	2,339
Total Stockholders' Equity	870,774	901,200
Total Liabilities and Stockholders' Equity	$1,383,796	$1,434,911

See accompanying Notes to Unaudited Consolidated Financial Statements.

CHEMED CORPORATION AND SUBSIDIARY COMPANIES
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Service revenues and sales	$532,256	$502,199	$1,059,616	$1,017,997
Cost of services provided and goods sold (excluding depreciation)	350,493	352,163	690,966	703,908
Selling, general and administrative expenses	93,838	84,513	185,437	155,096
Depreciation	13,612	11,659	25,327	23,047
Amortization	2,510	2,488	5,020	4,965
Other operating expenses/(income)	104	(41,384)	726	(41,142)
Total costs and expenses	460,557	409,439	907,476	845,874
Income from operations	71,699	92,760	152,140	172,123
Interest expense	(379)	(651)	(760)	(1,626)
Other income/(expense) - net	3,785	7,514	7,387	(1,952)
Income before income taxes	75,105	99,623	158,767	168,545
Income taxes	(18,583)	(17,522)	(36,845)	(30,553)
Net income	$56,522	$82,101	$121,922	$137,992

Earnings Per Share:
Net income	$3.57	$5.16	$7.66	$8.65
Average number of shares outstanding	15,829	15,914	15,919	15,953

Diluted Earnings Per Share:
Net income	$3.51	$5.01	$7.52	$8.39
Average number of shares outstanding	16,101	16,373	16,205	16,445

Cash Dividends Per Share	$0.34	$0.32	$0.68	$0.64

See accompanying Notes to Unaudited Consolidated Financial Statements.

CHEMED CORPORATION AND SUBSIDIARY COMPANIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Six Months Ended June 30,
	2021	2020
Cash Flows from Operating Activities
Net income	$121,922	$137,992
Adjustments to reconcile net income to net cash provided
by operating activities:
Depreciation and amortization	30,347	28,012
Stock option expense	12,345	10,113
Litigation settlements paid	(9,440)	-
Noncash long-term incentive compensation	3,402	3,527
Noncash directors' compensation	1,173	1,171
Provision for deferred income taxes	1,051	2,717
Amortization of debt issuance costs	153	153
Provision for bad debts	40	871
Unutilized CARES Act grant	-	39,236
Deferred payroll taxes	-	10,716
Changes in operating assets and liabilities:
Decrease in accounts receivable	4,722	6,696
Increase in inventories	(316)	(5)
Decrease/(increase) in prepaid expenses	3,337	(33)
(Decrease)/increase in accounts payable and other current liabilities	(10,815)	13,303
Change in current income taxes	(26,242)	23,725
Net change in lease assets and liabilities	(436)	1,287
Increase in other assets	(10,088)	(2,988)
Increase in other liabilities	10,088	1,383
Other sources/(uses)	796	(54)
Net cash provided by operating activities	132,039	277,822
Cash Flows from Investing Activities
Capital expenditures	(33,604)	(32,251)
Business combinations	-	(3,600)
Other sources	302	473
Net cash used by investing activities	(33,302)	(35,378)
Cash Flows from Financing Activities
Purchases of treasury stock	(166,649)	(122,148)
Proceeds from exercise of stock options	16,186	19,440
Dividends paid	(10,864)	(10,238)
Capital stock surrendered to pay taxes on stock-based compensation	(8,598)	(14,845)
Payments on revolving line of credit	-	(264,900)
Proceeds from revolving line of credit	-	174,900
Change in cash overdrafts payable	-	(9,849)
Other sources/(uses)	633	(586)
Net cash used by financing activities	(169,292)	(228,226)
(Decrease)/Increase in Cash and Cash Equivalents	(70,555)	14,218
Cash and cash equivalents at beginning of year	162,675	6,158
Cash and cash equivalents at end of period	$92,120	$20,376

See accompanying Notes to Unaudited Consolidated Financial Statements.

CHEMED CORPORATION AND SUBSIDIARY COMPANIES
UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS EQUITY
(in thousands, except per share data)

For the three months ended June 30, 2021 and 2020:					Deferred
					Compensation
				Treasury	Payable in
	Capital	Paid-in	Retained	Stock-	Company
	Stock	Capital	Earnings	at Cost	Stock	Total
Balance at March 31, 2021	36,345	982,739	1,783,740	(1,876,315)	2,375	928,884
Net income	-	-	56,522	-	-	56,522
Dividends paid ($0.34 per share)	-	-	(5,427)	-	-	(5,427)
Stock awards and exercise of stock options	40	16,630	-	(4,323)	-	12,347
Purchases of treasury stock	-	-	-	(121,882)	-	(121,882)
Other	-	328	-	194	(192)	330
Balance at June 30, 2021	$36,385	$999,697	$1,834,835	$(2,002,326)	$2,183	$870,774
					Deferred
					Compensation
			`	Treasury	Payable in
	Capital	Paid-in	Retained	Stock-	Company
	Stock	Capital	Earnings	at Cost	Stock	Total
Balance at March 31, 2020	35,912	878,550	1,476,151	(1,709,390)	2,378	683,601
Net income	-	-	82,101	-	-	82,101
Dividends paid ($0.32 per share)	-	-	(5,108)	-	-	(5,108)
Stock awards and exercise of stock options	128	25,340	-	(13,995)	-	11,473
Purchases of treasury stock	-	-	-	(21,914)	-	(21,914)
Other	-	531	-	-	12	543
Balance at June 30, 2020	$36,040	$904,421	$1,553,144	$(1,745,299)	$2,390	$750,696

The Notes to Consolidated Financial Statements are integral parts of these statements.

CHEMED CORPORATION AND SUBSIDIARY COMPANIES
UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS EQUITY
(in thousands, except per share data)
For the six months ended June 30, 2021 and 2020:					Deferred
					Compensation
				Treasury	Payable in
	Capital	Paid-in	Retained	Stock-	Company
	Stock	Capital	Earnings	at Cost	Stock	Total
Balance at December 31, 2020	36,259	961,404	1,723,777	(1,822,579)	2,339	901,200
Net income	-	-	121,922	-	-	121,922
Dividends paid ($0.68 per share)	-	-	(10,864)	-	-	(10,864)
Stock awards and exercise of stock options	126	37,637	-	(13,255)	-	24,508
Purchases of treasury stock	-	-	-	(166,649)	-	(166,649)
Other	-	656	-	157	(156)	657
Balance at June 30, 2021	$36,385	$999,697	$1,834,835	$(2,002,326)	$2,183	$870,774
					Deferred
					Compensation
				Treasury	Payable in
	Capital	Paid-in	Retained	Stock-	Company
	Stock	Capital	Earnings	at Cost	Stock	Total
Balance at December 31, 2019	35,811	860,671	1,425,752	(1,597,940)	2,314	726,608
Net income	-	-	137,992	-	-	137,992
Dividends paid ($0.64 per share)	-	-	(10,238)	-	-	(10,238)
Stock awards and exercise of stock options	229	44,312	-	(25,135)	-	19,406
Purchases of treasury stock	-	-	-	(122,148)	-	(122,148)
Other	-	(562)	(362)	(76)	76	(924)
Balance at June 30, 2020	$36,040	$904,421	$1,553,144	$(1,745,299)	$2,390	$750,696

The Notes to Consolidated Financial Statements are integral parts of these statements.

CHEMED CORPORATION AND SUBSIDIARY COMPANIES

Notes to Unaudited Consolidated Financial Statements

1.    Basis of Presentation

As used herein, the terms “We,” “Company” and “Chemed” refer to Chemed Corporation or Chemed Corporation and its consolidated subsidiaries.

We have prepared the accompanying unaudited consolidated financial statements of Chemed in accordance with Rule 10-01 of SEC Regulation S-X. Consequently, we have omitted certain disclosures required under generally accepted accounting principles in the United States (“GAAP”) for complete financial statements. The December 31, 2020 balance sheet data were derived from audited financial statements but do not include all disclosures required by GAAP. However, in our opinion, the financial statements presented herein contain all adjustments, consisting only of normal recurring adjustments, necessary to state fairly our financial position, results of operations and cash flows. The results of operations for the three and six months ended June 30, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021 or any other future period, and we make no representations related thereto. These financial statements are prepared on the same basis as and should be read in conjunction with the audited Consolidated Financial Statements and related Notes included in our Annual Report on Form 10-K for the year ended December 31, 2020.

CORONAVIRUS AID, RELIEF AND ECONOMIC STIMULUS (CARES) ACT

The current COVID-19 pandemic did have a material impact on our results of operations, cash flow and financial position as of and for the three and six months ended June 30, 2021. We are closely monitoring the impact of the pandemic on all aspects of our business including impacts to employees, customers, patients, suppliers and vendors. The Company’s two operating subsidiaries have been categorized as critical infrastructure businesses and are not currently materially limited by federal, state or local regulations that restrict movement or operating ability.

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

•On April 10, 2020 VITAS automatically received $80.2 million from the Relief Fund based upon VITAS’s 2019 Medicare fee-for-service Medicare revenue. The main condition that is attached to the grant is that the money will be used “only for health care related expenses or lost revenues that are attributable to coronavirus”. HHS guidance does not specifically designate what healthcare expenses are related to COVID-19. The guidance to date is general and broad but does provide some examples such as equipment and supplies, workforce training, reporting COVID-19 test results, securing separate facilities for COVID-19 patients and acquiring additional resources to expand or preserve care delivery. VITAS has cared for approximately 3,200 COVID positive patients through June 30, 2021.

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

•During the period from May 1, 2020 through June 30, 2021, the 2% Medicare sequestration reimbursement cut was suspended. For the three and six month periods ended June 30, 2021, approximately $5.9 million and $11.9 million, respectively, was recognized as revenue due to the suspension of sequestration. In April 2021, legislation was signed into law that suspended sequestration through December 31, 2021.

There is no U.S. GAAP that covers accounting for such government “grants” to for-profit entities. As a result, the Company analogized to International Accounting Standard 20 – Accounting for Government Grants and Disclosures (“IAS 20”). Under IAS 20,

once it is reasonably assured that the entity will comply with the conditions of the grant, the grant money should be recognized on a systematic basis over the periods in which the entity recognizes the related expenses or lost revenue.

All CARES Act funds received were fully recognized as of December 31, 2020. However, the rules concerning the utilization of the funds continue to evolve and we will continue to comply with those applicable to us. The portal to report utilization of CARES Act funds opened on July 1, 2021. We intend to complete reporting by the September 30, 2021 deadline.

CLOUD COMPUTING

As of June 30, 2021, we have two cloud computing arrangements that are service contracts. Roto-Rooter is implementing a system to assist in technician dispatch and VITAS implemented a new human resources system. We have capitalized approximately $9.1 million related to implementation of these projects which are included in prepaid assets in the accompanying balance sheets. The VITAS human resource system was placed into service in January 2020 and is being amortized over 5 years. For the three months ended June 30, 2021 and 2020, $249,000 and $263,000, respectively, has been amortized. For the six months ended June 30, 2021 and 2020, $448,000 and $525,000, respectively, has been amortized. The Roto-Rooter project was placed into service during the second quarter of 2021. For the quarter and year to date ended June 30, 2021, $349,000 has been amortized.

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

Our effective income tax rate was 24.7% in the second quarter of 2021 compared to 17.6% during the second quarter of 2020. Excess tax benefit on stock options reduced our income tax expenses by $868,000 and $8.2 million, respectively for the quarters ended June 30, 2021 and 2020.

Our effective income tax rate was 23.2% in the first six months of 2021 compared to 18.1% during the first six months of 2020. Excess tax benefit on stock options reduced our income tax expenses by $4.1 million and $12.8 million, respectively for the first six months ended June 30, 2021 and 2020.

NON-CASH TRANSACTIONS

Included in the accompanying Consolidated Balance Sheets are $1.6 million and $3.9 million of capitalized property and equipment which were not paid for as of June 30, 2021 and December 31, 2020, respectively. Accrued property and equipment purchases have been excluded from capital expenditures in the accompanying Consolidated Statements of Cash Flow. There are no material non-cash amounts included in interest expense for any period presented.

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

Care is provided to patients regardless of their ability to pay. Patients who meet our criteria for charity care are provided care without charge. There is no revenue or associated accounts receivable in the accompanying Consolidated Financial Statements related to charity care. The cost of providing charity care during the quarters ended June 30, 2021 and 2020 was $2.3 million and $1.7 million, respectively. The cost of providing charity care during the first six months ended June 30, 2021 and 2020 was $4.4 million and $3.9 million, respectively. The cost of charity care is included in cost of services provided and goods sold and is calculated by taking the ratio of charity care days to total days of care and multiplying by the total cost of care.

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

We are subject to certain limitations on Medicare payments for services which are considered variable consideration, as follows:

Inpatient Cap. If the number of inpatient care days any hospice program provides to Medicare beneficiaries exceeds 20% of the total days of hospice care such program provided to all Medicare patients for an annual period beginning September 28, the days in excess of the 20% figure may be reimbursed only at the routine homecare rate. None of VITAS’ hospice programs exceeded the payment limits on inpatient services during the three months ended June 30, 2021 and 2020.

Medicare Cap. We are also subject to a Medicare annual per-beneficiary cap (“Medicare cap”). Compliance with the Medicare cap is measured in one of two ways based on a provider election. The “streamlined” method compares total Medicare payments received under a Medicare provider number with respect to services provided to all Medicare hospice care beneficiaries in the program or programs covered by that Medicare provider number with the product of the per-beneficiary cap amount and the number of Medicare beneficiaries electing hospice care for the first time from that hospice program or programs from September 28 through September 27 of the following year. At June 30, 2021, all our programs except one are using the “streamlined” method.

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

During the quarter ended June 30, 2021, we recorded $2.0 million in net Medicare cap revenue reduction related to two programs for the 2021 government fiscal year. During the quarter ended June 30, 2020, we recorded $5.8 million in net Medicare cap revenue reduction related to five programs for the 2020 government fiscal year.

During the first six months ended June 30, 2021, we recorded $3.5 million in net Medicare cap revenue reduction related to two programs for the 2021 government fiscal year. During the first six months ended June 30, 2020, we recorded $8.3 million in net Medicare cap revenue reduction related to five programs for the 2020 government fiscal year.

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

The composition of patient care service revenue by payor and level of care for the quarter ended June 30, 2021 is as follows (in thousands):

	Medicare	Medicaid	Commercial	Total
Routine home care	$247,061	$11,509	6,356	$264,926
Continuous care	22,010	1,237	1,035	24,282
Inpatient care	23,905	2,069	1,397	27,371
	$292,976	$14,815	$8,788	$316,579

All other revenue - self-pay, respite care, etc.				3,078
Subtotal				$319,657
Medicare cap adjustment				(2,000)
Implicit price concessions				(3,065)
Room and board, net				(2,657)
Net revenue				$311,935

The composition of patient care service revenue by payor and level of care for the quarter ended June 30, 2020 is as follows (in thousands):

	Medicare	Medicaid	Commercial	Total
Routine home care	$257,550	$12,673	$6,122	$276,345
Continuous care	31,483	1,622	1,477	34,582
Inpatient care	22,448	2,311	1,109	25,868
	$311,481	$16,606	$8,708	$336,795

All other revenue - self-pay, respite care, etc.				2,109
Subtotal				$338,904
Medicare cap adjustment				(5,750)
Implicit price concessions				(3,042)
Room and board, net				(2,647)
Net revenue				$327,465

The composition of patient care service revenue by payor and level of care for the six months ended June 30,2021 is as follows (in thousands):

	Medicare	Medicaid	Commercial	Total
Routine home care	$493,125	$23,088	$12,467	$528,680
Continuous care	46,917	2,496	2,218	51,631
Inpatient care	49,346	4,539	2,642	56,527
	$589,388	$30,123	$17,327	$636,838

All other revenue - self-pay, respite care, etc.				6,016
Subtotal				$642,854
Medicare cap adjustment				(3,500)
Implicit price concessions				(6,309)
Room and board, net				(5,322)
Net revenue				$627,723

The composition of patient care service revenue by payor and level of care for the six months ended June 30, 2020 is as follows (in thousands):

	Medicare	Medicaid	Commercial	Total
Routine home care	$511,505	$24,806	$11,787	$548,098
Continuous care	68,615	3,493	3,029	75,137
Inpatient care	50,596	4,870	2,884	58,350
	$630,716	$33,169	$17,700	$681,585

All other revenue - self-pay, respite care, etc.				5,265
Subtotal				$686,850
Medicare cap adjustment				(8,250)
Implicit price concessions				(7,192)
Room and board, net				(6,028)
Net revenue				$665,380

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

The composition of disaggregated revenue for the second quarter is as follows (in thousands):

	June 30,
	2021	2020
Short-term core service jobs	$162,683	$126,541
Water restoration	38,583	31,426
Contractor revenue	19,026	15,193
Franchise fees	1,255	1,210
All other	3,882	2,971
Subtotal	$225,429	$177,341
Implicit price concessions and credit memos	(5,108)	(2,607)
Net revenue	$220,321	$174,734

The composition of disaggregated revenue for the first six months is as follows (in thousands):

	June 30,
	2021	2020
Short-term core service jobs	$318,032	$260,965
Water restoration	76,018	60,672
Contractor revenue	37,785	31,421
Franchise fees	2,582	2,400
All other	7,828	6,505
Subtotal	$442,245	$361,963
Implicit price concessions and credit memos	(10,352)	(9,346)
Net revenue	$431,893	$352,617

3.    Segments

Service revenues and sales by business segment are shown in Note 2. After-tax income/(loss) by business segment are as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020

VITAS	$29,712	$60,245	$70,481	$101,524
Roto-Rooter	42,773	29,468	79,950	53,790
Total	72,485	89,713	150,431	155,314
Corporate	(15,963)	(7,612)	(28,509)	(17,322)
Net income	$56,522	$82,101	$121,922	$137,992

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

4.    Earnings per Share

Earnings per share (“EPS”) are computed using the weighted average number of shares of capital stock outstanding. Earnings and diluted earnings per share are computed as follows (in thousands, except per share data):

		Net Income
For the Three Months Ended June 30,		Income	Shares	Earnings per Share
2021
	Earnings	$56,522	15,829	$3.57
	Dilutive stock options	-	235
	Nonvested stock awards	-	37
	Diluted earnings	$56,522	16,101	$3.51

2020
	Earnings	$82,101	15,914	$5.16
	Dilutive stock options	-	383
	Nonvested stock awards	-	76
	Diluted earnings	$82,101	16,373	$5.01

		Net Income
For the Six Months Ended June 30,		Income	Shares	Earnings per Share
2021
	Earnings	$121,922	15,919	$7.66
	Dilutive stock options	-	242
	Nonvested stock awards	-	44
	Diluted earnings	$121,922	16,205	$7.52

2020
	Earnings	$137,992	15,953	$8.65
	Dilutive stock options	-	415
	Nonvested stock awards	-	77
	Diluted earnings	$137,992	16,445	$8.39

For the three and six months ended June 30, 2021, there were 235,000 and 242,000, respectively, stock options were excluded from the computation of dilutive earnings per share because they would have been anti-dilutive.

For the three and six months ended June 30, 2020, there were 285,000 stock options excluded from the computation of dilutive earnings per share because they would have been anti-dilutive.

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

There is no debt outstanding as of June 30, 2021.

The 2018 Credit Agreement contains the following quarterly financial covenants effective as of June 30, 2021:

Description	Requirement

Leverage Ratio (Consolidated Indebtedness/Consolidated Adj. EBITDA)	< 3.50 to 1.00

Fixed Charge Coverage Ratio (Consolidated Free Cash Flow/Consolidated Fixed Charges)	> 1.50 to 1.00

We are in compliance with all debt covenants as of June 30, 2021. We have issued $46.3 million in standby letters of credit as of June 30, 2021, mainly for insurance purposes. Issued letters of credit reduce our available credit under the 2018 Credit Agreement. As of June 30, 2021, we have approximately $403.7 million of unused lines of credit available and eligible to be drawn down under our revolving credit facility.

6.    Other Income/(Expense) – Net

Other income/(expense) – net comprises the following (in thousands):

Three months ended June 30,			Six months ended June 30,
2021		2020	2021	2020
Market value adjustment on assets held in
deferred compensation trust	$3,655	$7,408	$6,693	$(2,164)
Interest income	138	116	230	225
Other-net	(8)	(10)	464	(13)
Total other income/(expense) - net	$3,785	$7,514	$7,387	$(1,952)

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

We do not currently have any finance leases, therefore all lease information disclosed is related to operating leases.

The components of balance sheet information related to leases were as follows:

	June 30,	December 31,
	2021	2020
Assets
Operating lease assets	$123,207	$123,448

Liabilities
Current operating leases	36,440	36,200
Noncurrent operating leases	99,093	99,210
Total operating lease liabilities	$135,533	$135,410

The components of lease expense for the second quarter is as follows (in thousands):

	Three months ended June 30,
	2021	2020
Lease Expense (a)
Operating lease expense	$15,550	$15,103
Sublease income	(46)	(7)
Net lease expense	$15,504	$15,096

The components of lease expense for the first six months is as follows (in thousands):

	Six months ended June 30,
	2021	2020
Lease Expense (a)
Operating lease expense	$30,911	$29,731
Sublease income	(90)	(7)
Net lease expense	$30,821	$29,724

(a)Includes short-term leases and variable lease costs, which are immaterial. Included in both cost of services provided and goods sold and selling, general and administrative expenses.

The components of cash flow information related to leases were as follows:

	Six months ended June 30,
	2021	2020
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from leases	$25,901	$24,967

Leased assets obtained in exchange for new operating lease liabilities	$25,685	$40,133

Weighted Average Remaining Lease Term at June 30, 2021
Operating leases	4.9	years

Weighted Average Discount Rate at June 30, 2021
Operating leases	2.56%

Maturity of Operating Lease Liabilities (in thousands)

2021	$23,050
2022	35,336
2023	27,905
2024	21,414
2025	15,163
Thereafter	21,414
Total lease payments	$144,282
Less: interest	(8,749)
Total liability recognized on the balance sheet	$135,533

For leases commencing prior to April 2019, minimum rental payments exclude payments to landlords for real estate taxes and common area maintenance. Operating lease payments include $2.3 million related to extended lease terms that are reasonably certain of being exercised and exclude $2.1 million of lease payments for leases signed but not yet commenced.

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

Three months ended June 30,		Six months ended June 30,
2021	2020	2021	2020
$7,904	$11,354	$16,603	$6,940

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

11.    Concentration of Risk

As of June 30, 2021, and December 31, 2020, approximately 68% and 74%, respectively, of VITAS’ total accounts receivable balance were from Medicare and 24% and 20%, respectively, of VITAS’ total accounts receivable balance were due from various state Medicaid or managed Medicaid programs. Combined accounts receivable from Medicare, Medicaid, and managed Medicaid represent approximately 75% of the consolidated net accounts receivable in the accompanying consolidated balance sheets as of June 30, 2021.

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

12.    Cash Overdrafts and Cash Equivalents

There are no cash overdrafts payable included in accounts payable at June 30, 2021 or December 31, 2020.

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

The following shows the carrying value, fair value and the hierarchy for our financial instruments as of June 30, 2021 (in thousands):

		Fair Value Measure
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Mutual fund investments of deferred
compensation plans held in trust	$98,256	$98,256	$-	$-

The following shows the carrying value, fair value and the hierarchy for our financial instruments as of December 31, 2020 (in thousands):

		Fair Value Measure
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Mutual fund investments of deferred
compensation plans held in trust	$88,811	$88,811	$-	$-

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

14.    Capital Stock Repurchase Plan Transactions

We repurchased the following capital stock:

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020

Total cost of repurchased shares (in thousands)	$121,882	$21,914	$166,649	$122,148
Shares repurchased	250,000	50,000	350,000	275,000
Weighted average price per share	$487.52	$438.27	$476.14	$444.18

In May 2021, the Board of Directors authorized an additional $300.0 million for stock repurchase under Chemed’s existing share repurchase program. We currently have $311.8 million of authorization remaining under this share repurchase plan.

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

16.    Acquisitions

On June 1, 2020, we completed the acquisition of a Roto-Rooter franchise and the related assets in Bloomington, IN for $2.2 million in cash.

Goodwill is assessed for impairment on a yearly basis as of October 1. All goodwill recognized is deductible for tax purposes.

Shown below is movement in Goodwill (in thousands):

	VITAS	Roto-Rooter	Total
Balance at December 31, 2020	$333,331	$245,254	$578,585
Foreign currency adjustments	-	65	65
Balance at June 30, 2021	$333,331	$245,319	$578,650

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

The following is a summary of the key operating results (in thousands except per share amounts):

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Service revenues and sales	$532,256	$502,199	$1,059,616	$1,017,997
Net income	$56,522	$82,101	$121,922	$137,992
Diluted EPS	$3.51	$5.01	$7.52	$8.39
Adjusted net income	$74,100	$72,223	$146,470	$132,938
Adjusted diluted EPS	$4.60	$4.41	$9.04	$8.08
Adjusted EBITDA	$110,948	$108,741	$219,467	$201,770
Adjusted EBITDA as a % of revenue	20.8%	21.7%	20.7%	19.8%

Adjusted net income, adjusted diluted EPS, earnings before interest, taxes and depreciation and amortization (“EBITDA”), Adjusted EBITDA and Adjusted EBITDA as a percent of revenue are not measures derived in accordance with US GAAP. We provide non-GAAP measures to help readers evaluate our operating results and to compare our operating performance with that of similar companies that have different capital structures. Our non-GAAP measures should not be considered in isolation or as a substitute for comparable measures presented in accordance with GAAP. A reconciliation of our non-GAAP measures is presented on pages 35-37.

For the three months ended June 30, 2021, the increase in consolidated service revenues and sales was driven by an 26.1% increase at Roto-Rooter offset by a 4.7% decrease at VITAS. The increase in service revenues at Roto-Rooter was driven by an increase in all major service lines. Roto-Rooter’s second quarter 2020 revenue was significantly impacted by shut-downs resulting from the COVID pandemic. The decrease in service revenues at VITAS is comprised primarily of a 6.3% decrease in days-of-care offset by a geographically weighted average Medicare reimbursement rate increase (including the suspension of sequestration on May 1, 2020) of approximately 1.8%. Acuity mix shift had a net impact of reducing revenue approximately $3.8 million, or 1.2% in the quarter when compared to the prior year revenue and level-of-care mix. The combination of a lower Medicare cap revenue reduction and other contra revenue changes offset a portion of the revenue decline by approximately 90 basis points. See page 38 for additional VITAS operating metrics.

For the six months ended June 30, 2021, the increase in consolidated service revenues and sales was driven by a 22.5% increase at Roto-Rooter offset by a 5.7% decrease at VITAS. The increase in service revenues at Roto-Rooter was driven by an increase in all major service lines. Roto-Rooter’s first six months 2020 revenue was significantly impacted by the COVID pandemic. The decrease in service revenues at VITAS is comprised primarily of a 6.7% decrease in days-of-care offset by a geographically weighted average Medicare reimbursement rate increase (including the suspension of sequestration on May 1, 2020) of approximately 1.7%. Acuity mix shift had a net impact of reducing revenue approximately $9.1 million, or 1.4% in the quarter when compared to the prior year revenue and level-of-care mix. The combination of a lower Medicare cap revenue reduction and other contra revenue changes offset a portion of the revenue decline by approximately 70 basis points. See page 38 for additional VITAS operating metrics.

The current COVID-19 pandemic did have a material impact on our business operations, results of operations, cash flow and financial position as of and for the three months and six months ended June 30, 2021 and 2020, respectively. We are closely monitoring the impact of the pandemic on all aspects of our business including impacts to employees, customers, patients, suppliers and vendors. The Company’s two operating subsidiaries have been categorized as critical infrastructure businesses and are not currently materially limited by federal, state or local regulations that restrict movement or operating ability.

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

The COVID-19 pandemic has made accurate modeling and providing meaningful earnings guidance exceptionally challenging. Since the start of the pandemic, Chemed has been able to successfully navigate within this rapidly changing environment and produce operating results that we believe provide us with the ability to issue earnings guidance for the 2021 calendar year. However, this guidance should be taken with the recognition the pandemic will continue to disrupt our healthcare system and general economy to such an extent that future rules, regulations and government mandates could materially impact the company’s ability to achieve this guidance.

Statistically, patients residing in senior housing are identified as hospice appropriate earlier into their terminal prognosis and have a much greater probability of having a length of stay in excess of 90 days. Hospice patients referred from hospitals, oncology practices and similar referral sources are generally more acute and have a significantly lower probability of lengths-of-stay exceeding 90 days. According to data released by the National Investment Center for Seniors Housing & Care, COVID-19 continues to adversely affect senior housing occupancy. This reduced occupancy in senior housing has had a corresponding reduction in VITAS nursing home admissions. Nursing home patients represented 14.9% of VITAS’ second quarter 2021 patient census. This compares to nursing home patients averaging 18.2% of total census just prior to the pandemic.

This guidance anticipates senior housing occupancy will begin to normalize to pre-pandemic occupancy starting in the second half of calendar year 2021.

Based upon the above discussion, VITAS 2021 revenue, prior to Medicare Cap, is estimated to decline approximately 4.5% when compared to the prior year. Average Daily Census in 2021 is estimated to decline approximately 5.0%. Full-year Adjusted EBITDA margin, prior to Medicare Cap, is estimated to be 18.3%. We are currently estimating $7.5 million for Medicare Cap billing limitations in calendar year 2021. Roto-Rooter is forecasted to achieve full-year 2021 revenue growth of 15.0% to 15.5%. Roto-Rooter’s Adjusted EBITDA margin for 2021 is estimated to be between 28% to 29%.

Based upon the above, full-year 2021 adjusted earnings per diluted share, excluding non-cash expense for stock options, tax benefits from stock option exercises, costs related to litigation, and other discrete items, is estimated to be in the range of $18.20 to $18.50. This compares to initial 2021 adjusted earnings per diluted share guidance of $17.00 to $17.50. This revised 2021 guidance assumes an effective corporate tax rate on adjusted earnings of 24.7%. Chemed’s 2020 reported adjusted earnings per diluted share was $18.08.

We anticipate that our operating income and cash flows will be sufficient to operate our businesses and meet any commitments for the foreseeable future.

Financial Condition

Liquidity and Capital Resources

Material changes in the balance sheet accounts from December 31, 2020 to June 30, 2021 include the following:

•A $3.5 million decrease in accounts receivable due to timing of receipts.

•A $16.8 million increase in prepaid income taxes due to timing of payments.

•A $7.7 million decrease in accrued compensation due to the payments of cash bonuses in the first quarter of 2021.

•A $9.2 million decrease in accrued legal mainly as a result of the payments of two legal settlements.

•A $179.7 million increase in treasury stock due mainly to stock repurchases.

Net cash provided by operating activities decreased $145.8 million from June 30, 2020 to June 30, 2021. The main drivers of the decrease are a decrease in net income of $16.1 million, the Unutilized CARES Act grant received in 2020 of $39.2 million, the deferral of payroll taxes during the second quarter of 2020 of $10.7 million and increases in cash outflows associated with accounts payable and current income taxes of $74.0 million. Significant changes in our accounts receivable balances are typically driven by the timing of payments received from the Federal government at our VITAS subsidiary. We typically receive a payment in excess of $40.0 million from the Federal government for hospice services every other Friday. The timing of a period end will have a significant impact on the accounts receivable at VITAS. These changes generally normalize over a two year period, as cash flow variations in one year are offset in the following year.

Management continually evaluates cash utilization alternatives, including share repurchase, debt repurchase, acquisitions and increased dividends to determine the most beneficial use of available capital resources.

On June 20, 2018, we signed the Fourth Amended and Restated Credit Agreement (“2018 Credit Agreement”). Terms of the 2018 Credit Agreement consist of a five year, $450 million revolving credit facility and a $150 million expansion feature, which may consist of term loans or additional revolving commitments. The revolving credit facility has a five year maturity with principal payments due at maturity.  The interest rate at the inception of the agreement was LIBOR plus 100 basis points. The 2018 Credit Agreement has a floating interest rate that is generally LIBOR plus a tiered additional rate which varies based on our current leverage ratio. We have no debt outstanding under the 2018 Credit Agreement as of June 30, 2021.

We have issued $46.3 million in standby letters of credit as of June 30, 2021, mainly for insurance purposes. Issued letters of credit reduce our available credit under the revolving credit agreement. As of June 30, 2021, we have approximately $403.7 million of unused lines of credit available and eligible to be drawn down under our revolving credit facility. Management believes its liquidity and sources of capital are satisfactory for the Company’s needs in the foreseeable future.

Commitments and Contingencies

Collectively, the terms of our credit agreements require us to meet various financial covenants, to be tested quarterly. We are in compliance with all financial and other debt covenants as of June 30, 2021 and anticipate remaining in compliance throughout the foreseeable future.

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

See Note 10 in the Notes to the Unaudited Consolidated Financial Statements in Item 1 above for a description of current material legal matters.

Results of Operations

Three months ended June 30, 2021 versus 2020 - Consolidated Results

Our service revenues and sales for the second quarter of 2021 increased 6.0% versus services and sales revenues for the second quarter of 2020. Of this increase, a $45.6 million increase was attributable to Roto-Rooter offset by a $15.5 million decrease attributable to VITAS. The following chart shows the components of revenue by operating segment (in thousands):

	Three months ended June 30,
	2021	2020
VITAS
Routine homecare	$264,926	$276,345
Continuous care	24,282	34,582
General inpatient	27,371	25,868
Other	3,078	2,109
Medicare cap adjustment	(2,000)	(5,750)
Room and board - net	(2,657)	(2,647)
Implicit price concessions	(3,065)	(3,042)
Roto-Rooter
Drain cleaning - short term core	62,649	49,455
Plumbing - short term core	44,609	32,022
Subtotal	107,258	81,477
Excavation - short term core	55,114	44,678
Water restoration	38,583	31,426
Contractor operations	19,026	15,193
Outside franchisee fees	1,255	1,210
Other - short term core	311	386
Other	3,882	2,971
Implicit price concessions	(5,108)	(2,607)
Total	$532,256	$502,199

Days of care at VITAS during the quarter ended June 30 were as follows:

	Days of Care		Increase/(Decrease)
	2021	2020	Percent

Routine homecare	1,335,482	1,401,744	(4.7)
Nursing home	244,423	279,462	(12.5)
Respite	5,338	4,158	28.4
Subtotal routine homecare and respite	1,585,243	1,685,364	(5.9)
Continuous care	25,786	35,814	(28.0)
General inpatient	26,493	25,542	3.7
Total days of care	1,637,522	1,746,720	(6.3)

The decrease in service revenues at VITAS is comprised primarily of a 6.3% decline in days-of-care offset by a geographically weighted average Medicare reimbursement rate increase (including the suspension of sequestration on May 1, 2020) of approximately 1.8%. Acuity mix shift had a net impact of reducing revenue approximately $3.8 million, or 1.2% in the quarter when compared to the prior year revenue and level-of-care mix. The combination of a lower Medicare cap revenue reduction and other contra revenue changes offset the revenue decline by approximately 0.9%.

The increase in plumbing revenues for the second quarter of 2021 versus 2020 is attributable to a 21.1% increase in job count and to a 18.2% increase in price and service mix shift. The increase in excavation revenues for the second quarter of 2021 versus 2020 is attributable to a 10.1% increase in job count and to a 13.3% increase in price and service mix shift. Drain cleaning revenues for the second quarter of 2021 versus 2020 reflect a 11.7% increase in price and service mix shift and a 15.0% increase in job count. Water restoration revenue increased for the second quarter of 2021 versus 2020 due to a 9.4% increase in job count and a 13.4% increase in price and service mix shift. The increase in job count for all service lines was driven by both residential and commercial customers.

The consolidated gross margin was 34.1% in the second quarter of 2021 as compared with 29.9% in the second quarter of 2020. On a segment basis, VITAS’ gross margin was 20.7% in the second quarter of 2021 as compared with 18.5%, in the second quarter of 2020. The increase is primarily due to improved labor costs. The Roto-Rooter segment’s gross margin was 53.3% for the second quarter of 2021 as compared with 51.2% in the second quarter of 2020 primarily due to increased revenue and improved labor costs.

Selling, general and administrative expenses (“SG&A”) comprise (in thousands):

	Three months ended June 30,
	2021	2020
SG&A expenses before long-term incentive compensation and the impact of market value adjustments related to deferred compensation trusts	$88,510	$75,176
Impact of market value adjustments related to assets held in deferred compensation trusts	3,655	7,408
Long-term incentive compensation	1,673	1,929
Total SG&A expenses	$93,838	$84,513

SG&A expenses before long-term incentive compensation and the impact of market value adjustments related to deferred compensation trusts for the second quarter of 2021 were up 17.7% when compared to the second quarter of 2020. This increase was mainly a result of the increase in variable selling and general administrative expenses and increased bonus expense at Roto-Rooter caused by increased income as well as a $1.0 million increase in paid time off granted at VITAS.

Depreciation for the second quarter of 2021 increased 16.8% when compared to the second quarter of 2020. This increase is primarily the result of VITAS’ acceleration of depreciation on leasehold improvements associated with a facility relocation.

Amortization for the second quarter of 2021 increased 0.9% when compared to the second quarter of 2020. Quarterly amortization of intangible assets is mainly driven by two Roto-Rooter franchise acquisitions completed in 2019. The total purchase price of these acquisitions was $138.0 million. As part of the purchase price allocation, approximately $59.2 million was determined to be the value of reacquired franchise rights which are being amortized over the remaining life of each franchise agreement. The average remaining life on the reacquired franchise agreements was approximately seven years. Quarterly amortization of reacquired franchise rights for these two acquisitions is approximately $2.0 million ($8.1 million annualized through 2026). This contrasts to quarterly franchise fees historically collected from these two franchisees of approximately $470,000 ($1.9 million annualized).

Other operating (income)/expenses comprise the following:

	Three months ended June 30,
	2021	2020
CARES Act grant	$-	$(40,989)
Loss/(gain) on disposal of fixed assets	104	(395)
Total other operating expenses	$104	$(41,384)

Other income – net comprise (in thousands):

	Three months ended June 30,
	2021	2020
Market value adjustment on assets held in deferred compensation trusts	$3,655	$7,408
Interest income	138	116
Other	(8)	(10)
Total other income/(expense) - net	$3,785	$7,514

Our effective tax rate reconciliation is as follows (in thousands):

	Three months ended June 30,
	2021	2020

Income tax provision calculated at the statutory federal rate	$15,772	$20,921
Stock compensation tax benefits	(868)	(8,203)
State and local income taxes	2,671	3,604
Other--net	1,008	1,200
Income tax provision	$18,583	$17,522
Effective tax rate	24.7%	17.6%

Net income for both periods included the following after-tax items/adjustments that (reduced) or increased after-tax earnings (in thousands):

	Three months ended June 30,
	2021	2020
VITAS
Direct costs related to COVID-19	$(8,268)	$(18,101)
Facility relocation costs	(1,384)	-
CARES Act grant	-	30,537
COVID-19 Medicare cap	-	(1,679)
Medicare cap sequestration adjustment	-	(594)
Roto-Rooter
Amortization of reacquired franchise agreements	(1,729)	(1,729)
Direct costs related to COVID-19	(428)	(822)
Litigation settlements	72	-
Corporate
Stock option expense	(5,166)	(4,209)
Long-term incentive compensation	(1,543)	(1,728)
Excess tax benefits on stock compensation	868	8,203
Total	$(17,578)	$9,878

Three months ended June 30, 2021 versus 2020 - Segment Results

Net income/(loss) for the second quarter of 2021 versus the second quarter of 2020 by segment (in thousands):

	Three months ended June 30,
	2021	2020
VITAS	$29,712	$60,245
Roto-Rooter	42,773	29,468
Corporate	(15,963)	(7,612)
	$56,522	$82,101

VITAS’ after-tax earnings decreased primarily due to CARES Grant funds received in 2020. After-tax earnings as a percent of revenue at VITAS in the second quarter of 2021 was 9.5% as compared to 18.4% in the second quarter of 2020.

Roto-Rooter’s net income was impacted in 2021 compared to 2020 primarily by higher revenue and improved labor costs. After-tax earnings as a percent of revenue at Roto-Rooter in the second quarter of 2021 was 19.4%, as compared to 16.9% in the second quarter of 2020.

After-tax Corporate expenses for 2021 increased 109.7% when compared to 2020 due mainly to a $7.3 million decrease in the excess tax benefits on stock compensation.

Results of Operations

Six months ended June 30, 2021 versus 2020 - Consolidated Results

Our service revenues and sales for the first six months of 2021 increased 4.1% versus services and sales revenues for the first six months of 2020. Of this increase, $79.3 million was attributable to Roto-Rooter offset by a $37.7 million decrease attributable to VITAS. The following chart shows the components of revenue by operating segment (in thousands):

	Six months ended June 30,
	2021	2020
VITAS
Routine homecare	$528,680	$548,098
Continuous care	51,631	75,137
General inpatient	56,527	58,350
Other	6,016	5,265
Medicare cap adjustment	(3,500)	(8,250)
Room and board - net	(5,322)	(6,028)
Implicit price concessions	(6,309)	(7,192)
Roto-Rooter
Drain cleaning - short term core	124,406	103,475
Plumbing - short term core	85,922	68,816
Subtotal	210,328	172,291
Excavation - short term core	107,106	87,738
Water restoration	76,018	60,672
Contractor operations	37,785	31,421
Outside franchisee fees	2,582	2,400
Other - short term core	598	936
Other	7,828	6,505
Implicit price concessions	(10,352)	(9,346)
Total	$1,059,616	$1,017,997

Days of care at VITAS during the six months ended June 30 were as follows:

	Days of Care		Increase/(Decrease)
	2021	2020	Percent

Routine homecare	2,665,374	2,766,490	(3.7)
Nursing home	477,206	582,836	(18.1)
Respite	10,178	10,850	(6.2)
Subtotal routine homecare and respite	3,152,758	3,360,176	(6.2)
Continuous care	55,086	77,187	(28.6)
General inpatient	54,167	57,890	(6.4)
Total days of care	3,262,011	3,495,253	(6.7)

The decrease in service revenues at VITAS is comprised primarily of a 6.7% decline in days-of-care offset by a geographically weighted average Medicare reimbursement rate increase (including the suspension of sequestration on May 1, 2020) of approximately 1.7%. Acuity mix shift had a net impact of reducing revenue approximately $9.1 million, or 1.4% in the first six months when compared to the prior year revenue and level-of-care mix. The combination of a lower Medicare cap revenue reduction and other contra revenue changes offset a portion of the revenue decline by approximately 70 basis points.

The increase in plumbing revenues for the first six months of 2021 versus 2020 is attributable to a 19.1% increase in job count and to a 5.8% increase in price and service mix shift. The increase in excavation revenues for the first six months of 2021 versus 2020 is attributable to a 16.0% increase in job count and to a 6.1% increase in price and service mix shift. Drain cleaning revenues for the first six months of 2021 versus 2020 reflect an 8.0% increase in price and service mix shift and a 12.2% increase in job count. Water restoration revenue increased for the first six months of 2021 versus 2020 due to a 9.8% increase in job count and a 15.5% increase in price and service mix shift. The increase in job count for all service lines was driven by both residential and commercial customers.

The consolidated gross margin was 34.8% in the first six months of 2021 as compared with 30.9% in the first six months of 2020. On a segment basis, VITAS’ gross margin was 22.5% in the first six months of 2021 as compared with 20.9%, in the first six months of 2020. The increase is primarily due to improved labor costs. The Roto-Rooter segment’s gross margin was 52.6% for the first six months of 2021 as compared with 49.6% in the first six months of 2020 primarily due to increased revenue and improved labor costs.

Selling, general and administrative expenses (“SG&A”) comprise (in thousands):

	Six months ended June 30,
	2021	2020
SG&A expenses before long-term incentive compensation and the impact of market value adjustments related to deferred compensation trusts	$175,178	$153,511
Impact of market value adjustments related to assets held in deferred compensation trusts	6,693	(2,164)
Long-term incentive compensation	3,566	3,749
Total SG&A expenses	$185,437	$155,096

SG&A expenses before long-term incentive compensation and the impact of market value adjustments related to deferred compensation trusts for the first six months of 2021 were up 14.1% when compared to the first six months of 2020. This increase was mainly a result of the increase in variable selling and general administrative expenses and increased bonus expense at Roto-Rooter caused by increased income as well as a $1.0 million increase in paid time off granted at VITAS.

Depreciation for the first six months of 2021 increased 9.9% when compared to the first six months of 2020. This increase is primarily the result of VITAS’ acceleration of depreciation on leasehold improvements associated with a facility relocation.

Amortization for the first six months of 2021 increased 1.1% when compared to the first six months of 2020. Quarterly amortization of intangible assets is mainly driven by two Roto-Rooter franchise acquisitions completed in 2019. The total purchase price of these acquisitions was $138.0 million. As part of the purchase price allocation, approximately $59.2 million was determined to be the value of reacquired franchise rights which are being amortized over the remaining life of each franchise agreement. The average remaining life on the reacquired franchise agreements was approximately seven years. Quarterly amortization of reacquired franchise rights for these two acquisitions is approximately $2.0 million ($8.1 million annualized through 2026). This contrasts to quarterly franchise fees historically collected from these two franchisees of approximately $470,000 ($1.9 million annualized).

Other operating (income)/expenses comprise the following:

	Six months ended June 30,
	2021	2020
CARES Act grant	$-	$(40,989)
Loss/(gain) on disposal of fixed assets	726	(153)
Total other operating (income)/expenses	$726	$(41,142)

Other income – net comprise (in thousands):

	Six months ended June 30,
	2021	2020
Market value adjustment on assets held in deferred compensation trusts	$6,693	$(2,164)
Interest income	230	225
Other	464	(13)
Total other income - net	$7,387	$(1,952)

Our effective tax rate reconciliation is as follows (in thousands):

	Six months ended June 30,
	2021	2020

Income tax provision calculated at the statutory federal rate	$33,341	$35,394
Stock compensation tax benefits	(4,106)	(12,756)
State and local income taxes	5,627	6,182
Other--net	1,983	1,733
Income tax provision	$36,845	$30,553
Effective tax rate	23.2%	18.1%

Net income for both periods included the following after-tax items/adjustments that (reduced) or increased after-tax earnings (in thousands):

	Six months ended June 30,
	2021	2020
VITAS
Direct costs related to COVID-19	$(9,576)	$(18,828)
Facility relocation costs	(1,384)	-
CARES Act grant	-	30,537
COVID-19 Medicare cap	-	(1,679)
Medicare cap sequestration adjustment	-	(1,097)
Roto-Rooter
Amortization of reacquired franchise agreements	(3,457)	(3,457)
Direct costs related to COVID-19	(835)	(1,455)
Litigation settlements	72	-
Corporate
Stock option expense	(10,232)	(8,399)
Excess tax benefits on stock compensation	4,106	12,756
Long-term incentive compensation	(3,212)	(3,324)
Direct costs related to COVID-19	(30)	-
Total	$(24,548)	$5,054

Six months ended June 30, 2021 versus 2020 - Segment Results

Net income/(loss) for the first six months of 2021 versus the first six months of 2020 by segment (in thousands):

	Six months ended June 30,
	2021	2020
VITAS	$70,481	$101,524
Roto-Rooter	79,950	53,790
Corporate	(28,509)	(17,322)
	$121,922	$137,992

VITAS’ after-tax earnings decreased primarily due to the CARES Act Grant received in 2020. After-tax earnings as a percent of revenue at VITAS in the first six months of 2021 was 11.2% as compared to 15.3% in the first six months of 2020.

Roto-Rooter’s net income was impacted in 2021 compared to 2020 primarily by higher revenue and improved labor costs. After-tax earnings as a percent of revenue at Roto-Rooter in the first six months of 2021 was 18.5%, as compared to 15.3% in the first six months of 2020.

After-tax Corporate expenses for 2021 increased 64.6% when compared to 2020 due mainly to a $8.7 million decrease in the excess tax benefits on stock compensation.

CHEMED CORPORATION AND SUBSIDIARY COMPANIES
CONSOLIDATING STATEMENTS OF INCOME
FOR THE THREE MONTHS ENDED JUNE 30, 2021
(in thousands)(unaudited)

				Chemed
	VITAS	Roto-Rooter	Corporate	Consolidated
2021 (a)
Service revenues and sales	$311,935	$220,321	$-	$532,256
Cost of services provided and goods sold	247,519	102,974	-	350,493
Selling, general and administrative expenses	22,631	53,556	17,651	93,838
Depreciation	7,125	6,468	19	13,612
Amortization	18	2,492	-	2,510
Other operating expense	87	17	-	104
Total costs and expenses	277,380	165,507	17,670	460,557
Income/(loss) from operations	34,555	54,814	(17,670)	71,699
Interest expense	(43)	(89)	(247)	(379)
Intercompany interest income/(expense)	4,486	1,649	(6,135)	-
Other income—net	99	32	3,654	3,785
Income/(expense) before income taxes	39,097	56,406	(20,398)	75,105
Income taxes	(9,385)	(13,633)	4,435	(18,583)
Net income/(loss)	$29,712	$42,773	$(15,963)	$56,522

(a) The following amounts are included in net income (in thousands):
				Chemed
	VITAS	Roto-Rooter	Corporate	Consolidated
Pretax benefit/(cost):
Direct costs related to COVID-19	$(11,084)	$(582)	$-	$(11,666)
Stock option expense	-	-	(6,239)	(6,239)
Amortization of reacquired franchise agreements	-	(2,352)	-	(2,352)
Facility relocation costs	(1,855)	-	-	(1,855)
Long-term incentive compensation	-	-	(1,673)	(1,673)
Litigation settlements	-	98	-	98
Total	$(12,939)	$(2,836)	$(7,912)	$(23,687)

				Chemed
	VITAS	Roto-Rooter	Corporate	Consolidated
After-tax benefit/(cost):
Direct costs related to COVID-19	$(8,268)	$(428)	$-	$(8,696)
Stock option expense	-	-	(5,166)	(5,166)
Amortization of reacquired franchise agreements	-	(1,729)	-	(1,729)
Long-term incentive compensation	-	-	(1,543)	(1,543)
Facility relocation costs	(1,384)	-	-	(1,384)
Litigation settlements	-	72	-	72
Excess tax benefits on stock compensation	-	-	868	868
Total	$(9,652)	$(2,085)	$(5,841)	$(17,578)

CHEMED CORPORATION AND SUBSIDIARY COMPANIES
CONSOLIDATING STATEMENTS OF INCOME
FOR THE THREE MONTHS ENDED JUNE 30, 2020
(in thousands)(unaudited)

				Chemed
	VITAS	Roto-Rooter	Corporate	Consolidated
2020 (a)
Service revenues and sales	$327,465	$174,734	$-	$502,199
Cost of services provided and goods sold	266,815	85,348	-	352,163
Selling, general and administrative expenses	21,072	44,231	19,210	84,513
Depreciation	5,556	6,069	34	11,659
Amortization	18	2,470	-	2,488
Other operating income	(40,826)	(558)	-	(41,384)
Total costs and expenses	252,635	137,560	19,244	409,439
Income/(loss) from operations	74,830	37,174	(19,244)	92,760
Interest expense	(45)	(90)	(516)	(651)
Intercompany interest income/(expense)	4,739	1,422	(6,161)	-
Other income/(expense)—net	104	(10)	7,420	7,514
Income/(expense) before income taxes	79,628	38,496	(18,501)	99,623
Income taxes	(19,383)	(9,028)	10,889	(17,522)
Net income/(loss)	$60,245	$29,468	$(7,612)	$82,101

(a) The following amounts are included in net income (in thousands):
				Chemed
	VITAS	Roto-Rooter	Corporate	Consolidated
Pretax benefit/(cost):
CARES Act grant	$40,989	$-	$-	$40,989
Direct costs related to COVID-19	(24,265)	(1,117)	-	(25,382)
Stock option expense	-	-	(5,068)	(5,068)
Amortization of reacquired franchise agreements	-	(2,352)	-	(2,352)
COVID-19 Medicare cap	(2,250)	-	-	(2,250)
Long-term incentive compensation	-	-	(1,929)	(1,929)
Medicare cap sequestration adjustment	(796)	-	-	(796)
Total	$13,678	$(3,469)	$(6,997)	$3,212

				Chemed
	VITAS	Roto-Rooter	Corporate	Consolidated
After-tax benefit/(cost):
CARES Act grant	$30,537	$-	$-	$30,537
Direct costs related to COVID-19	(18,101)	(822)	-	(18,923)
Stock option expense	-	-	(4,209)	(4,209)
Amortization of reacquired franchise agreements	-	(1,729)	-	(1,729)
Long-term incentive compensation	-	-	(1,728)	(1,728)
COVID-19 Medicare cap	(1,679)	-	-	(1,679)
Medicare cap sequestration adjustment	(594)	-	-	(594)
Excess tax benefits on stock compensation	-	-	8,203	8,203
	$10,163	$(2,551)	$2,266	$9,878

CHEMED CORPORATION AND SUBSIDIARY COMPANIES
CONSOLIDATING STATEMENTS OF INCOME
FOR THE SIX MONTHS ENDED JUNE 30, 2021
(in thousands)(unaudited)

				Chemed
	VITAS	Roto-Rooter	Corporate	Consolidated
2021 (a)
Service revenues and sales	$627,723	$431,893	$-	$1,059,616
Cost of services provided and goods sold	486,186	204,780	-	690,966
Selling, general and administrative expenses	44,721	106,878	33,838	185,437
Depreciation	12,462	12,821	44	25,327
Amortization	36	4,984	-	5,020
Other operating expense	590	136	-	726
Total costs and expenses	543,995	329,599	33,882	907,476
Income/(loss) from operations	83,728	102,294	(33,882)	152,140
Interest expense	(85)	(179)	(496)	(760)
Intercompany interest income/(expense)	9,011	3,269	(12,280)	-
Other income—net	632	63	6,692	7,387
Income/(expense) before income taxes	93,286	105,447	(39,966)	158,767
Income taxes	(22,805)	(25,497)	11,457	(36,845)
Net income/(loss)	$70,481	$79,950	$(28,509)	$121,922

(a) The following amounts are included in net income (in thousands):
				Chemed
	VITAS	Roto-Rooter	Corporate	Consolidated
Pretax benefit/(cost):
Direct costs related to COVID-19	$(12,836)	$(1,136)	$(38)	$(14,010)
Stock option expense	-	-	(12,345)	(12,345)
Amortization of reacquired franchise agreements	-	(4,704)	-	(4,704)
Long-term incentive compensation	-	-	(3,566)	(3,566)
Facility relocation costs	(1,855)	-	-	(1,855)
Litigation settlement	-	98	-	98
Total	$(14,691)	$(5,742)	$(15,949)	$(36,382)

				Chemed
	VITAS	Roto-Rooter	Corporate	Consolidated
After-tax benefit/(cost):
Direct costs related to COVID-19	$(9,576)	$(835)	$(30)	$(10,441)
Stock option expense	-	-	(10,232)	(10,232)
Amortization of reacquired franchise agreements	-	(3,457)	-	(3,457)
Long-term incentive compensation	-	-	(3,212)	(3,212)
Facility relocation costs	(1,384)	-	-	(1,384)
Litigation settlement	-	72	-	72
Excess tax benefits on stock compensation	-	-	4,106	4,106
Total	$(10,960)	$(4,220)	$(9,368)	$(24,548)

CHEMED CORPORATION AND SUBSIDIARY COMPANIES
CONSOLIDATING STATEMENTS OF INCOME
FOR THE SIX MONTHS ENDED JUNE 30, 2020
(in thousands)(unaudited)

				Chemed
	VITAS	Roto-Rooter	Corporate	Consolidated
2020 (a)
Service revenues and sales	$665,380	$352,617	$-	$1,017,997
Cost of services provided and goods sold	526,244	177,664	-	703,908
Selling, general and administrative expenses	43,341	90,513	21,242	155,096
Depreciation	11,030	11,947	70	23,047
Amortization	36	4,929	-	4,965
Other operating expenses	(40,712)	(430)	-	(41,142)
Total costs and expenses	539,939	284,623	21,312	845,874
Income/(loss) from operations	125,441	67,994	(21,312)	172,123
Interest expense	(90)	(192)	(1,344)	(1,626)
Intercompany interest income/(expense)	9,125	2,771	(11,896)	-
Other income—net	169	30	(2,151)	(1,952)
Income/(expense) before income taxes	134,645	70,603	(36,703)	168,545
Income taxes	(33,121)	(16,813)	19,381	(30,553)
Net income/(loss)	$101,524	$53,790	$(17,322)	$137,992

(a) The following amounts are included in net income (in thousands):
				Chemed
	VITAS	Roto-Rooter	Corporate	Consolidated
Pretax benefit/(cost):
CARES Act grant	$40,989	$-	$-	$40,989
Direct costs related to COVID-19	(25,238)	(1,978)	-	(27,216)
Stock option expense	-	-	(10,114)	(10,114)
Amortization of reacquired franchise agreements	-	(4,704)	-	(4,704)
Long-term incentive compensation	-	-	(3,749)	(3,749)
COVID-19 Medicare cap	(2,250)	-	-	(2,250)
Medicare cap sequestration adjustment	(1,472)	-	-	(1,472)
Total	$12,029	$(6,682)	$(13,863)	$(8,516)

				Chemed
	VITAS	Roto-Rooter	Corporate	Consolidated
After-tax benefit/(cost):
CARES Act grant	$30,537	$-	$-	$30,537
Direct costs related to COVID-19	(18,828)	(1,455)	-	(20,283)
Stock option expense	-	-	(8,399)	(8,399)
Amortization of reacquired franchise agreements	-	(3,457)	-	(3,457)
Long-term incentive compensation	-	-	(3,324)	(3,324)
COVID-19 Medicare cap	(1,679)	-	-	(1,679)
Medicare cap sequestration adjustment	(1,097)	-	-	(1,097)
Excess tax benefits on stock compensation	-	-	12,756	12,756
	$8,933	$(4,912)	$1,033	$5,054

Unaudited Consolidating Summary and Reconciliation of Adjusted EBITDA

Chemed Corporation and Subsidiary Companies
(in thousands)				Chemed
For the three months ended June 30, 2021	VITAS	Roto-Rooter	Corporate	Consolidated

Net income/(loss)	$29,712	$42,773	$(15,963)	$56,522
Add/(deduct):
Interest expense	43	89	247	379
Income taxes	9,385	13,633	(4,435)	18,583
Depreciation	7,125	6,468	19	13,612
Amortization	18	2,492	-	2,510
EBITDA	46,283	65,455	(20,132)	91,606
Add/(deduct):
Intercompany interest expense/(income)	(4,486)	(1,649)	6,135	-
Interest income	(106)	(32)	-	(138)
Direct costs related to COVID-19	11,084	582	-	11,666
Stock option expense	-	-	6,239	6,239
Long-term incentive compensation	-	-	1,673	1,673
Litigation settlement	-	(98)	-	(98)
Adjusted EBITDA	$52,775	$64,258	$(6,085)	$110,948

				Chemed
For the three months ended June 30, 2020	VITAS	Roto-Rooter	Corporate	Consolidated

Net income/(loss)	$60,245	$29,468	$(7,612)	$82,101
Add/(deduct):
Interest expense	45	90	516	651
Income taxes	19,383	9,028	(10,889)	17,522
Depreciation	5,556	6,069	34	11,659
Amortization	18	2,470	-	2,488
EBITDA	85,247	47,125	(17,951)	114,421
Add/(deduct):
Intercompany interest expense/(income)	(4,739)	(1,422)	6,161	-
Interest (income)/expense	(113)	10	(13)	(116)
CARES Act grant	(40,989)	-	-	(40,989)
Direct costs related to COVID-19	24,265	1,117	-	25,382
Stock option expense	-	-	5,068	5,068
COVID-19 related Medicare cap	2,250	-	-	2,250
Long-term incentive compensation	-	-	1,929	1,929
Medicare cap sequestration adjustment	796	-	-	796
Adjusted EBITDA	$66,717	$46,830	$(4,806)	$108,741

Unaudited Consolidating Summary and Reconciliation of Adjusted EBITDA

Chemed Corporation and Subsidiary Companies
(in thousands)				Chemed
For the six months ended June 30, 2021	VITAS	Roto-Rooter	Corporate	Consolidated

Net income/(loss)	$70,481	$79,950	$(28,509)	$121,922
Add/(deduct):
Interest expense	85	179	496	760
Income taxes	22,805	25,497	(11,457)	36,845
Depreciation	12,462	12,821	44	25,327
Amortization	36	4,984	-	5,020
EBITDA	105,869	123,431	(39,426)	189,874
Add/(deduct):
Intercompany interest expense/(income)	(9,011)	(3,269)	12,280	-
Interest income	(167)	(63)	-	(230)
Direct costs related to COVID-19	12,836	1,136	38	14,010
Stock option expense	-	-	12,345	12,345
Long-term incentive compensation	-	-	3,566	3,566
Litigation settlement	-	(98)	-	(98)
Adjusted EBITDA	$109,527	$121,137	$(11,197)	$219,467

				Chemed
For the six months ended June 30, 2020	VITAS	Roto-Rooter	Corporate	Consolidated

Net income/(loss)	$101,524	$53,790	$(17,322)	$137,992
Add/(deduct):
Interest expense	90	192	1,344	1,626
Income taxes	33,121	16,813	(19,381)	30,553
Depreciation	11,030	11,947	70	23,047
Amortization	36	4,929	-	4,965
EBITDA	145,801	87,671	(35,289)	198,183
Add/(deduct):
Intercompany interest expense/(income)	(9,125)	(2,771)	11,896	-
Interest income	(181)	(31)	(13)	(225)
CARES Act grant	(40,989)	-	-	(40,989)
Direct costs related to COVID-19	25,238	1,978	-	27,216
Stock option expense	-	-	10,114	10,114
Long-term incentive compensation	-	-	3,749	3,749
COVID-19 related Medicare cap	2,250	-	-	2,250
Medicare cap sequestration adjustment	1,472	-	-	1,472
Adjusted EBITDA	$124,466	$86,847	$(9,543)	$201,770

RECONCILIATION OF ADJUSTED NET INCOME
(in thousands, except per share data)(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net income as reported	$56,522	$82,101	$121,922	$137,992

Add/(deduct) pre-tax cost of:
Direct costs related to COVID-19	11,666	25,382	14,010	27,216
Stock option expense	6,239	5,068	12,345	10,114
Amortization of reacquired franchise agreements	2,352	2,352	4,704	4,704
Long-term incentive compensation	1,673	1,929	3,566	3,749
Facility relocation costs	1,855	-	1,855	-
Litigation settlements	(98)	-	(98)	-
COVID-19 related Medicare cap	-	2,250	-	2,250
CARES Act grant	-	(40,989)	-	(40,989)
Medicare cap sequestration adjustment	-	796	-	1,472
Add/(deduct) tax impacts:
Tax impact of the above pre-tax adjustments (1)	(5,241)	1,537	(7,728)	(814)
Excess tax benefits on stock compensation	(868)	(8,203)	(4,106)	(12,756)
Adjusted net income	$74,100	$72,223	$146,470	$132,938

Diluted Earnings Per Share As Reported
Net income	$3.51	$5.01	$7.52	$8.39
Average number of shares outstanding	16,101	16,373	16,205	16,445

Adjusted Diluted Earnings Per Share
Adjusted net income	$4.60	$4.41	$9.04	$8.08
Adjusted average number of shares outstanding	16,101	16,373	16,205	16,445

(1) The tax impact of pre-tax adjustments was calculated using the effective tax rate of the operating unit for which each adjustment is associated.

CHEMED CORPORATION AND SUBSIDIARY COMPANIES
OPERATING STATISTICS FOR VITAS SEGMENT
(unaudited)
	Three Months Ended June 30,		Six Months Ended June 30,
OPERATING STATISTICS	2021	2020	2021	2020
Net revenue ($000)
Homecare	$264,926	$276,345	$528,680	$548,098
Inpatient	27,371	25,868	56,527	58,350
Continuous care	24,282	34,582	51,631	75,137
Other	3,078	2,109	6,016	5,265
Subtotal	$319,657	$338,904	$642,854	$686,850
Room and board, net	(2,657)	(2,647)	(5,322)	(6,028)
Contractual allowances	(3,065)	(3,042)	(6,309)	(7,192)
Medicare cap allowance	(2,000)	(5,750)	(3,500)	(8,250)
Total	$311,935	$327,465	$627,723	$665,380
Net revenue as a percent of total before Medicare cap allowances
Homecare	82.9%	81.5%	82.2%	79.8%
Inpatient	8.6	7.6	8.8	8.5
Continuous care	7.6	10.2	8.0	10.9
Other	0.9	0.7	1.0	0.8
Subtotal	100.0	100.0	100.0	100.0
Room and board, net	(0.8)	(0.8)	(0.8)	(0.9)
Contractual allowances	(1.0)	(0.9)	(1.0)	(1.0)
Medicare cap allowance	(0.6)	(1.7)	(0.6)	(1.2)
Total	97.6%	96.6%	97.6%	96.9%
Days of care
Homecare	1,335,482	1,401,744	2,665,374	2,766,490
Nursing home	244,423	279,462	477,206	582,836
Respite	5,338	4,158	10,178	10,850
Subtotal routine homecare and respite	1,585,243	1,685,364	3,152,758	3,360,176
Inpatient	26,493	25,542	54,167	57,890
Continuous care	25,786	35,814	55,086	77,187
Total	1,637,522	1,746,720	3,262,011	3,495,253
Number of days in relevant time period	91	91	181	182
Average daily census (days)
Homecare	14,676	15,404	14,726	15,201
Nursing home	2,686	3,071	2,636	3,202
Respite	59	45	57	60
Subtotal routine homecare and respite	17,421	18,520	17,419	18,463
Inpatient	291	281	299	318
Continuous care	283	394	304	424
Total	17,995	19,195	18,022	19,205
Total Admissions	16,840	16,822	34,975	35,425
Total Discharges	16,525	17,000	35,054	35,208
Average length of stay (days)	94.5	90.9	94.4	90.8
Median length of stay (days)	14.0	14.0	13.0	14.0
ADC by major diagnosis
Cerebro	36.8%	35.2%	36.5%	35.7%
Neurological	22.4	21.7	22.3	21.6
Cancer	12.1	12.8	12.2	12.7
Cardio	15.6	16.1	15.6	15.9
Respiratory	7.3	8.2	7.5	8.3
Other	5.8	6.0	5.9	5.8
Total	100.0%	100.0%	100.0%	100.0%
Admissions by major diagnosis
Cerebro	21.4	20.9%	21.5%	21.0%
Neurological	12.3	13.4	12.3	12.9
Cancer	28.9	27.6	26.9	28.0
Cardio	14.8	14.6	14.5	14.9
Respiratory	10.5	9.8	10.7	10.9
Other	12.1	13.7	14.1	12.3
Total	100.0%	100.0%	100.0%	100.0%

Estimated uncollectible accounts as a percent of revenues	1.0%	0.9%	1.0%	1.1%
Accounts receivable --
Days of revenue outstanding- excluding unapplied Medicare payments	36.3	31.9	n.a.	n.a.
Days of revenue outstanding- including unapplied Medicare payments	21.0	26.7	n.a.	n.a.

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

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

The Company’s primary market risk exposure relates to interest rate risk exposure through its variable interest line of credit. At June 30, 2021, the Company had no variable rate debt outstanding. For each $10 million borrowed under the credit facility, an increase or decrease of 100 basis points (1%), increases or decreases the Company’s annual interest expense by $100,000.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Item 2(c).    Purchases of Equity Securities by Issuer and Affiliated Purchasers

The following table shows the activity related to our share repurchase program for the first six months of 2021:

	Total Number	Weighted Average	Cumulative Shares	Dollar Amount
	of Shares	Price Paid Per	Repurchased Under	Remaining Under
	Repurchased	Share	the Program	The Program

February 2011 Program
January 1 through January 31, 2021	-	$-	9,030,125	$178,424,171
February 1 through February 28, 2021	20,000	446.44	9,050,125	169,495,380
March 1 through March 31, 2021	80,000	447.98	9,130,125	$133,656,728

First Quarter Total	100,000	$447.67

April 1 through April 30, 2021	14,685	$478.70	9,144,810	$126,627,084
May 1 through May 31, 2021	200,315	486.65	9,345,125	329,142,814
June 1 through June 30, 2021	35,000	496.21	9,380,125	$311,775,318

Second Quarter Total	250,000	$487.52

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

101

The following materials from Chemed Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021 formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) The Condensed Consolidated Balance Sheet, (ii) The Condensed Consolidated Statement of Income, (iii) The Condensed Consolidated Statement of Cash Flows, (iv) The Condensed Statement of Equity, and (v) Notes to the Condensed Consolidated Financial Statements.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, formatted in iXBRL and contained in Exhibit 101.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Chemed Corporation
(Registrant)

Dated:	July 30, 2021	By:	/s/ Kevin J. McNamara
Kevin J. McNamara
(President and Chief Executive Officer)

Dated:	July 30, 2021	By:	/s/ David P. Williams
David P. Williams
(Executive Vice President and Chief Financial Officer)

Dated:	July 30, 2021	By:	/s/ Michael D. Witzeman
Michael D. Witzeman
(Vice President and Controller)