Form 10-Q
period 2021-09-30
CHEMED CORP
filed 2021-11-01
CIK 19584

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒    Quarterly Report Under Section 13 or 15 (d) of the Securities Exchange Act of 1934 For the Quarterly Period Ended September 30, 2021

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	☐	No	☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of Each Exchange on which Registered	Amount	Date

Capital Stock $1 Par Value	CHE	New York Stock Exchange	15,395,049 Shares	September 30, 2021

CHEMED CORPORATION AND

SUBSIDIARY COMPANIES

Index

Page No.
PART I. FINANCIAL INFORMATION:

Item 1. Financial Statements
Unaudited Consolidated Balance Sheets -
September 30, 2021 and December 31, 2020	3

Unaudited Consolidated Statements of Income -
Three and nine months ended September 30, 2021 and 2020	4

Unaudited Consolidated Statements of Cash Flows -
Nine months ended September 30, 2021 and 2020	5

Unaudited Consolidated Statements of Changes in Stockholders’ Equity-
Three and nine months ended September 30, 2021 and 2020	6

Notes to Unaudited Consolidated Financial Statements	8

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	23

Item 3. Quantitative and Qualitative Disclosures about Market Risk	40

Item 4. Controls and Procedures	40

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	40

Item 1A. Risk Factors	40

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	41

Item 3. Defaults Upon Senior Securities	41

Item 4. Mine Safety Disclosures	41

Item 5. Other Information	41

Item 6. Exhibits	42

EX – 31.1
EX – 31.2
EX – 31.3
EX – 32.1
EX – 32.2
EX – 32.3
EX – 101
EX – 104

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
CHEMED CORPORATION AND SUBSIDIARY COMPANIES
UNAUDITED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	September 30, 2021	December 31, 2020
ASSETS
Current assets
Cash and cash equivalents	$28,743	$162,675
Accounts receivable	118,193	126,853
Inventories	8,394	7,095
Prepaid income taxes	12,940	6,603
Prepaid expenses	32,294	26,177
Total current assets	200,564	329,403
Investments of deferred compensation plans	102,045	88,811
Properties and equipment, at cost, less accumulated depreciation of $310,972 (2020 - $293,380)	190,781	187,820
Lease right of use asset	127,077	123,448
Identifiable intangible assets less accumulated amortization of $55,138 (2020 - $47,607)	110,606	118,085
Goodwill	578,610	578,585
Other assets	8,450	8,759
Total Assets	$1,318,133	$1,434,911

LIABILITIES
Current liabilities
Accounts payable	$60,042	$54,234
Income taxes	180	9,464
Accrued insurance	52,645	54,703
Accrued compensation	97,256	91,282
Accrued legal	1,497	10,632
Short-term lease liability	35,148	36,200
Other current liabilities	39,318	42,593
Total current liabilities	286,086	299,108
Deferred income taxes	20,100	20,664
Deferred compensation liabilities	100,409	88,456
Long-term lease liability	104,198	99,210
Other liabilities	27,621	26,273
Total Liabilities	538,414	533,711
Commitments and contingencies (Note 10)
STOCKHOLDERS' EQUITY
Capital stock - authorized 80,000,000 shares $1 par; issued 36,402,025 shares (2020 - 36,258,638 shares)	36,402	36,259
Paid-in capital	1,007,506	961,404
Retained earnings	1,901,245	1,723,777
Treasury stock - 21,073,917 shares (2020 - 20,351,562 shares)	(2,167,640)	(1,822,579)
Deferred compensation payable in Company stock	2,206	2,339
Total Stockholders' Equity	779,719	901,200
Total Liabilities and Stockholders' Equity	$1,318,133	$1,434,911

See accompanying Notes to Unaudited Consolidated Financial Statements.

CHEMED CORPORATION AND SUBSIDIARY COMPANIES
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Service revenues and sales	$538,667	$528,297	$1,598,283	$1,546,294
Cost of services provided and goods sold (excluding depreciation)	342,164	339,240	1,033,130	1,043,148
Selling, general and administrative expenses	89,217	88,317	274,654	243,413
Depreciation	11,844	11,714	37,171	34,761
Amortization	2,510	2,511	7,530	7,476
Other operating expenses/(income)	63	12,207	789	(28,935)
Total costs and expenses	445,798	453,989	1,353,274	1,299,863
Income from operations	92,869	74,308	245,009	246,431
Interest expense	(583)	(379)	(1,343)	(2,005)
Other income - net	3,134	7,675	10,521	5,723
Income before income taxes	95,420	81,604	254,187	250,149
Income taxes	(23,417)	(13,882)	(60,262)	(44,435)
Net income	$72,003	$67,722	$193,925	$205,714

Earnings Per Share:
Net income	$4.62	$4.25	$12.27	$12.90
Average number of shares outstanding	15,587	15,940	15,808	15,948

Diluted Earnings Per Share:
Net income	$4.55	$4.14	$12.06	$12.53
Average number of shares outstanding	15,842	16,373	16,083	16,419

Cash Dividends Per Share	$0.36	$0.34	$1.04	$0.98

See accompanying Notes to Unaudited Consolidated Financial Statements.

CHEMED CORPORATION AND SUBSIDIARY COMPANIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Nine Months Ended September 30,
	2021	2020
Cash Flows from Operating Activities
Net income	$193,925	$205,714
Adjustments to reconcile net income to net cash provided
by operating activities:
Depreciation and amortization	44,701	42,237
Stock option expense	16,342	13,296
Litigation settlements	(9,440)	2,684
Noncash long-term incentive compensation	5,344	5,301
Noncash directors' compensation	1,173	1,171
(Benefit)/provision for deferred income taxes	(561)	831
Amortization of debt issuance costs	229	229
Unutilized CARES Act grant	-	48,041
Deferred payroll taxes	-	22,941
Changes in operating assets and liabilities:
Decrease in accounts receivable	9,247	27,993
Increase in inventories	(1,299)	(84)
Increase in prepaid expenses	(6,117)	(2,072)
Increase in accounts payable and other current liabilities	6,330	34,526
Change in current income taxes	(15,749)	(4,366)
Net change in lease assets and liabilities	15	1,583
Increase in other assets	(13,561)	(9,646)
Increase in other liabilities	13,474	10,735
Other sources	974	1,298
Net cash provided by operating activities	245,027	402,412
Cash Flows from Investing Activities
Capital expenditures	(44,472)	(42,670)
Business combinations	-	(3,600)
Other sources	760	672
Net cash used by investing activities	(43,712)	(45,598)
Cash Flows from Financing Activities
Purchases of treasury stock	(330,380)	(147,123)
Proceeds from exercise of stock options	17,918	31,498
Dividends paid	(16,457)	(15,639)
Capital stock surrendered to pay taxes on stock-based compensation	(9,445)	(18,707)
Change in cash overdrafts payable	3,054	(9,849)
Payments on revolving line of credit	(1,500)	(264,900)
Proceeds from revolving line of credit	1,500	174,900
Other sources/(uses)	63	(387)
Net cash used by financing activities	(335,247)	(250,207)
(Decrease)/Increase in Cash and Cash Equivalents	(133,932)	106,607
Cash and cash equivalents at beginning of year	162,675	6,158
Cash and cash equivalents at end of period	$28,743	$112,765

See accompanying Notes to Unaudited Consolidated Financial Statements.

CHEMED CORPORATION AND SUBSIDIARY COMPANIES
UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(in thousands, except per share data)

For the three months ended September 30, 2021 and 2020:					Deferred
					Compensation
				Treasury	Payable in
	Capital	Paid-in	Retained	Stock-	Company
	Stock	Capital	Earnings	at Cost	Stock	Total
Balance at June 30, 2021	36,385	999,697	1,834,835	(2,002,326)	2,183	870,774
Net income	-	-	72,003	-	-	72,003
Dividends paid ($0.36 per share)	-	-	(5,593)	-	-	(5,593)
Stock awards and exercise of stock options	17	8,233	-	(1,426)	-	6,824
Purchases of treasury stock	-	-	-	(163,731)	-	(163,731)
Other	-	(424)	-	(157)	23	(558)
Balance at September 30, 2021	$36,402	$1,007,506	$1,901,245	$(2,167,640)	$2,206	$779,719
					Deferred
					Compensation
			`	Treasury	Payable in
	Capital	Paid-in	Retained	Stock-	Company
	Stock	Capital	Earnings	at Cost	Stock	Total
Balance at June 30, 2020	36,040	904,421	1,553,144	(1,745,299)	2,390	750,696
Net income	-	-	67,722	-	-	67,722
Dividends paid ($0.34 per share)	-	-	(5,401)	-	-	(5,401)
Stock awards and exercise of stock options	97	20,636	-	(7,581)	-	13,152
Purchases of treasury stock	-	-	-	(24,975)	-	(24,975)
Other	-	214	-	46	(46)	214
Balance at September 30, 2020	$36,137	$925,271	$1,615,465	$(1,777,809)	$2,344	$801,408

The Notes to Consolidated Financial Statements are integral parts of these statements.

CHEMED CORPORATION AND SUBSIDIARY COMPANIES
UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(in thousands, except per share data)
For the nine months ended September 30, 2021 and 2020:					Deferred
					Compensation
				Treasury	Payable in
	Capital	Paid-in	Retained	Stock-	Company
	Stock	Capital	Earnings	at Cost	Stock	Total
Balance at December 31, 2020	36,259	961,404	1,723,777	(1,822,579)	2,339	901,200
Net income	-	-	193,925	-	-	193,925
Dividends paid ($1.04 per share)	-	-	(16,457)	-	-	(16,457)
Stock awards and exercise of stock options	143	45,870	-	(14,681)	-	31,332
Purchases of treasury stock	-	-	-	(330,380)	-	(330,380)
Other	-	232	-	-	(133)	99
Balance at September 30, 2021	$36,402	$1,007,506	$1,901,245	$(2,167,640)	$2,206	$779,719
					Deferred
					Compensation
				Treasury	Payable in
	Capital	Paid-in	Retained	Stock-	Company
	Stock	Capital	Earnings	at Cost	Stock	Total
Balance at December 31, 2019	35,811	860,671	1,425,752	(1,597,940)	2,314	726,608
Net income	-	-	205,714	-	-	205,714
Dividends paid ($0.98 per share)	-	-	(15,639)	-	-	(15,639)
Stock awards and exercise of stock options	326	64,948	-	(32,716)	-	32,558
Purchases of treasury stock	-	-	-	(147,123)	-	(147,123)
Other	-	(348)	(362)	(30)	30	(710)
Balance at September 30, 2020	$36,137	$925,271	$1,615,465	$(1,777,809)	$2,344	$801,408

The Notes to Consolidated Financial Statements are integral parts of these statements.

CHEMED CORPORATION AND SUBSIDIARY COMPANIES

Notes to Unaudited Consolidated Financial Statements

1.    Basis of Presentation

As used herein, the terms “We,” “Company” and “Chemed” refer to Chemed Corporation or Chemed Corporation and its consolidated subsidiaries.

We have prepared the accompanying unaudited consolidated financial statements of Chemed in accordance with Rule 10-01 of SEC Regulation S-X. Consequently, we have omitted certain disclosures required under generally accepted accounting principles in the United States (“GAAP”) for complete financial statements. The December 31, 2020 balance sheet data were derived from audited financial statements but do not include all disclosures required by GAAP. However, in our opinion, the financial statements presented herein contain all adjustments, consisting only of normal recurring adjustments, necessary to state fairly our financial position, results of operations and cash flows. The results of operations for the three and nine months ended September 30, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021 or any other future period, and we make no representations related thereto. These financial statements are prepared on the same basis as and should be read in conjunction with the audited Consolidated Financial Statements and related Notes included in our Annual Report on Form 10-K for the year ended December 31, 2020.

CORONAVIRUS AID, RELIEF AND ECONOMIC STIMULUS (CARES) ACT

The current COVID-19 pandemic did have a material impact on our results of operations, cash flow and financial position as of and for the three and nine months ended September 30, 2021. We are closely monitoring the impact of the pandemic on all aspects of our business including impacts to employees, customers, patients, suppliers and vendors. The Company’s two operating subsidiaries have been categorized as critical infrastructure businesses and are not currently materially limited by federal, state or local regulations that restrict movement or operating ability.

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

•During the period from May 1, 2020 through September 30, 2021, the 2% Medicare sequestration reimbursement cut was suspended. For the three and nine month periods ended September 30, 2021, approximately $6.0 million and $17.9 million, respectively, was recognized as revenue due to the suspension of sequestration. In April 2021, legislation was signed into law that suspended sequestration through December 31, 2021.

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

All CARES Act funds received were fully recognized as of December 31, 2020. However, the rules concerning the utilization of the funds continue to evolve and we will continue to comply with those applicable to us. The portal to report utilization of CARES Act funds opened on July 1, 2021. We completed our reporting by the September 30, 2021 deadline.

CLOUD COMPUTING

As of September 30, 2021, we have two cloud computing arrangements that are service contracts. Roto-Rooter is implementing a system to assist in technician dispatch and VITAS implemented a new human resources system. We have capitalized approximately $8.9 million related to implementation of these projects which are included in prepaid assets in the accompanying balance sheets. The VITAS human resource system was placed into service in January 2020 and is being amortized over 5 years. For the three months ended September 30, 2021 and 2020, $249,000 and $282,000, respectively, has been amortized. For the nine months ended September 30, 2021 and 2020, $697,000 and $807,000, respectively, has been amortized. The Roto-Rooter project was placed into service during the second quarter of 2021. For the three and nine months ended September 30, 2021, $15,000 and $84,000 respectively has been amortized.

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

Our effective income tax rate was 24.5% in the third quarter of 2021 compared to 17.0% during the third quarter of 2020. Excess tax benefit on stock options reduced our income tax expenses by $1.2 million and $7.2 million, respectively for the quarters ended September 30, 2021 and 2020.

Our effective income tax rate was 23.7% in the first nine months of 2021 compared to 17.8% during the first nine months of 2020. Excess tax benefit on stock options reduced our income tax expenses by $5.3 million and $19.9 million, respectively for the first nine months ended September 30, 2021 and 2020.

NON-CASH TRANSACTIONS

Included in the accompanying Consolidated Balance Sheets are $1.0 million and $3.9 million of capitalized property and equipment which were not paid for as of September 30, 2021 and December 31, 2020, respectively. Accrued property and equipment purchases have been excluded from capital expenditures in the accompanying Consolidated Statements of Cash Flow. There are no material non-cash amounts included in interest expense for any period presented.

BUSINESS COMBINATIONS

We account for acquired businesses using the acquisition method of accounting. All assets acquired and liabilities assumed are recorded at their respective fair values at the date of acquisition. The determination of fair value involves estimates and the use of valuation techniques when market value is not readily available. We use various techniques to determine fair value in accordance with accepted valuation models, primarily the income approach. The significant assumptions used in developing fair values include, but are not limited to, revenue growth rates, the amount and timing of future cash flows, discount rates, useful lives, royalty rates and future tax rates. The excess of purchase price over the fair value of assets and liabilities acquired is recorded as goodwill. See Note 17 for discussion of recent acquisitions.

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

Care is provided to patients regardless of their ability to pay. Patients who meet our criteria for charity care are provided care without charge. There is no revenue or associated accounts receivable in the accompanying Consolidated Financial Statements related to charity care. The cost of providing charity care was $2.1 million for the quarters ended September 30, 2021 and 2020, respectively. The cost of providing charity care during the first nine months ended September 30, 2021 and 2020 was $6.4 million and $6.1 million, respectively. The cost of charity care is included in cost of services provided and goods sold and is calculated by taking the ratio of charity care days to total days of care and multiplying by the total cost of care.

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

We are subject to certain limitations on Medicare payments for services which are considered variable consideration, as follows:

Inpatient Cap. If the number of inpatient care days any hospice program provides to Medicare beneficiaries exceeds 20% of the total days of hospice care such program provided to all Medicare patients for an annual period beginning September 28, the days in excess of the 20% figure may be reimbursed only at the routine homecare rate. None of VITAS’ hospice programs exceeded the payment limits on inpatient services during the three months ended September 30, 2021 and 2020.

Medicare Cap. We are also subject to a Medicare annual per-beneficiary cap (“Medicare cap”). Compliance with the Medicare cap is measured in one of two ways based on a provider election. The “streamlined” method compares total Medicare payments received under a Medicare provider number with respect to services provided to all Medicare hospice care beneficiaries in the program or programs covered by that Medicare provider number with the product of the per-beneficiary cap amount and the number of Medicare beneficiaries electing hospice care for the first time from that hospice program or programs from September 28 through September 27 of the following year. At September 30, 2021, all our programs except one are using the “streamlined” method.

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

During the quarter ended September 30, 2021, we recorded $97,000 in net Medicare cap revenue reduction related to two programs for the 2021 government fiscal year. During the quarter ended September 30, 2020, we recorded a reversal of $4.1 million in net Medicare cap revenue reduction for the 2020 government fiscal year.

During the first nine months ended September 30, 2021, we recorded $3.6 million in net Medicare cap revenue reduction related to two programs for the 2021 government fiscal year. During the first nine months ended September 30, 2020, we recorded $4.2 million in net Medicare cap revenue reduction related to five programs for the 2020 government fiscal year.

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

The composition of patient care service revenue by payor and level of care for the quarter ended September 30, 2021 is as follows (in thousands):

	Medicare	Medicaid	Commercial	Total
Routine home care	$249,633	$12,102	6,402	$268,137
Continuous care	20,000	1,105	922	22,027
Inpatient care	25,249	2,628	1,491	29,368
	$294,882	$15,835	$8,815	$319,532

All other revenue - self-pay, respite care, etc.				3,225
Subtotal				$322,757
Medicare cap adjustment				(97)
Implicit price concessions				(3,119)
Room and board, net				(2,130)
Net revenue				$317,411

The composition of patient care service revenue by payor and level of care for the quarter ended September 30, 2020 is as follows (in thousands):

	Medicare	Medicaid	Commercial	Total
Routine home care	$260,658	$12,107	$6,091	$278,856
Continuous care	27,739	1,364	1,596	30,699
Inpatient care	24,199	2,415	1,019	27,633
	$312,596	$15,886	$8,706	$337,188

All other revenue - self-pay, respite care, etc.				2,910
Subtotal				$340,098
Medicare cap adjustment				4,072
Implicit price concessions				(3,784)
Room and board, net				(3,289)
Net revenue				$337,097

The composition of patient care service revenue by payor and level of care for the nine months ended September 30,2021 is as follows (in thousands):

	Medicare	Medicaid	Commercial	Total
Routine home care	$742,759	$35,190	$18,868	$796,817
Continuous care	66,916	3,601	3,141	73,658
Inpatient care	74,594	7,168	4,133	85,895
	$884,269	$45,959	$26,142	$956,370

All other revenue - self-pay, respite care, etc.				9,241
Subtotal				$965,611
Medicare cap adjustment				(3,597)
Implicit price concessions				(9,428)
Room and board, net				(7,451)
Net revenue				$945,135

The composition of patient care service revenue by payor and level of care for the nine months ended September 30, 2020 is as follows (in thousands):

	Medicare	Medicaid	Commercial	Total
Routine home care	$772,162	$36,914	$17,878	$826,954
Continuous care	96,354	4,856	4,626	105,836
Inpatient care	74,796	7,285	3,902	85,983
	$943,312	$49,055	$26,406	$1,018,773

All other revenue - self-pay, respite care, etc.				8,175
Subtotal				$1,026,948
Medicare cap adjustment				(4,178)
Implicit price concessions				(10,976)
Room and board, net				(9,317)
Net revenue				$1,002,477

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

The composition of disaggregated revenue for the third quarter is as follows (in thousands):

	September 30,
	2021	2020
Short-term core service jobs	$161,057	$143,089
Water restoration	39,786	32,137
Contractor revenue	18,969	16,274
Franchise fees	1,260	1,235
All other	3,773	3,332
Subtotal	$224,845	$196,067
Implicit price concessions and credit memos	(3,589)	(4,867)
Net revenue	$221,256	$191,200

The composition of disaggregated revenue for the first nine months is as follows (in thousands):

	September 30,
	2021	2020
Short-term core service jobs	$479,089	$404,054
Water restoration	115,804	92,810
Contractor revenue	56,754	47,695
Franchise fees	3,842	3,635
All other	11,601	9,836
Subtotal	$667,090	$558,030
Implicit price concessions and credit memos	(13,942)	(14,213)
Net revenue	$653,148	$543,817

3.    Segments

Service revenues and sales by business segment are shown in Note 2. After-tax income/(loss) by business segment are as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020

VITAS	$42,950	$45,737	$113,430	$147,262
Roto-Rooter	44,554	31,176	124,504	84,966
Total	87,504	76,913	237,934	232,228
Corporate	(15,501)	(9,191)	(44,009)	(26,514)
Net income	$72,003	$67,722	$193,925	$205,714

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

4.    Earnings per Share

Earnings per share (“EPS”) are computed using the weighted average number of shares of capital stock outstanding. Earnings and diluted earnings per share are computed as follows (in thousands, except per share data):

		Net Income
For the Three Months Ended September 30,		Income	Shares	Earnings per Share
2021
	Earnings	$72,003	15,587	$4.62
	Dilutive stock options	-	215
	Nonvested stock awards	-	40
	Diluted earnings	$72,003	15,842	$4.55

2020
	Earnings	$67,722	15,940	$4.25
	Dilutive stock options	-	358
	Nonvested stock awards	-	75
	Diluted earnings	$67,722	16,373	$4.14

		Net Income
For the Nine Months Ended September 30,		Income	Shares	Earnings per Share
2021
	Earnings	$193,925	15,808	$12.27
	Dilutive stock options	-	233
	Nonvested stock awards	-	42
	Diluted earnings	$193,925	16,083	$12.06

2020
	Earnings	$205,714	15,948	$12.90
	Dilutive stock options	-	394
	Nonvested stock awards	-	77
	Diluted earnings	$205,714	16,419	$12.53

For the three and nine months ended September 30, 2021, 297,000 and 299,000, respectively, stock options were excluded from the computation of dilutive earnings per share because they would have been anti-dilutive.

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

There is no debt outstanding as of September 30, 2021.

The 2018 Credit Agreement contains the following quarterly financial covenants effective as of September 30, 2021:

Description	Requirement

Leverage Ratio (Consolidated Indebtedness/Consolidated Adj. EBITDA)	< 3.50 to 1.00

Fixed Charge Coverage Ratio (Consolidated Free Cash Flow/Consolidated Fixed Charges)	> 1.50 to 1.00

We are in compliance with all debt covenants as of September 30, 2021. We have issued $46.2 million in standby letters of credit as of September 30, 2021, mainly for insurance purposes. Issued letters of credit reduce our available credit under the 2018 Credit Agreement. As of September 30, 2021, we have approximately $403.8 million of unused lines of credit available and eligible to be drawn down under our revolving credit facility.

6. Other Operating Expense/(Income)

Other operating expense/(income) comprises the following (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020

Loss on disposal of fixed assets	$63	$307	789	154
CARES Act grant	-	8,805	-	(32,184)
Litigation settlement	-	3,095	-	3,095

Total other operating expenses/(income)	$63	$12,207	$789	$(28,935)

See Footnote 1 for further discussion of the accounting for the CARES Act grant.

7.    Other Income – Net

Other income – net comprises the following (in thousands):

Three months ended September 30,			Nine months ended September 30,
2021		2020	2021	2020
Market value adjustment on assets held in
deferred compensation trust	$3,078	$7,256	$9,770	$5,093
Interest income	57	423	288	647
Other-net	(1)	(4)	463	(17)
Total other income - net	$3,134	$7,675	$10,521	$5,723

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

We do not currently have any finance leases, therefore all lease information disclosed is related to operating leases.

The components of balance sheet information related to leases were as follows:

	September 30,	December 31,
	2021	2020
Assets
Operating lease assets	$127,077	$123,448

Liabilities
Current operating leases	35,148	36,200
Noncurrent operating leases	104,198	99,210
Total operating lease liabilities	$139,346	$135,410

The components of lease expense for the third quarter is as follows (in thousands):

	Three months ended September 30,
	2021	2020
Lease Expense (a)
Operating lease expense	$15,342	$15,277
Sublease income	(45)	(31)
Net lease expense	$15,297	$15,246

The components of lease expense for the first nine months is as follows (in thousands):

	Nine months ended September 30,
	2021	2020
Lease Expense (a)
Operating lease expense	$46,255	$45,007
Sublease income	(135)	(38)
Net lease expense	$46,120	$44,969

(a)Includes short-term leases and variable lease costs, which are immaterial. Included in both cost of services provided and goods sold and selling, general and administrative expenses.

The components of cash flow information related to leases were as follows:

	Nine months ended September 30,
	2021	2020
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from leases	$38,796	$37,393

Leased assets obtained in exchange for new operating lease liabilities	$43,143	$44,366

Weighted Average Remaining Lease Term at September 30, 2021
Operating leases	4.8	years

Weighted Average Discount Rate at September 30, 2021
Operating leases	2.47%

Maturity of Operating Lease Liabilities (in thousands)

2021	$11,220
2022	38,801
2023	31,254
2024	24,483
2025	18,336
Thereafter	23,921
Total lease payments	$148,015
Less: interest	(8,669)
Total liability recognized on the balance sheet	$139,346

For leases commencing prior to April 2019, minimum rental payments exclude payments to landlords for real estate taxes and common area maintenance. Operating lease payments include $2.3 million related to extended lease terms that are reasonably certain of being exercised and exclude $263,000 of lease payments for leases signed but not yet commenced.

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

Three months ended September 30,		Nine months ended September 30,
2021	2020	2021	2020
$7,006	$11,506	$23,609	$18,445

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

VITAS is one of a group of hospice providers selected by the OIG’s Office of Audit Services (“OAS”) for inclusion in an audit of the provision of elevated level-of-care hospice services to a sample of patients.  At the audit’s conclusion, we expect that the OAS will make certain recommendations to CMS, which will be published on the OIG website, and may include repayment of Medicare funds received for elevated care of certain patients in the sample as well as extrapolated amounts based upon the incidence of claims within the sample. These extrapolated amounts may appear material.  Any claims pursued by CMS will proceed in accordance with the standard reconsideration and appeals process for claims that arise out of CMS audits. The Company cannot predict the eventual outcome, or reasonably estimate any potential loss, from any such claims at this time.

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

12.    Concentration of Risk

As of September 30, 2021, and December 31, 2020, approximately 67% and 74%, respectively, of VITAS’ total accounts receivable balance were from Medicare and 25% and 20%, respectively, of VITAS’ total accounts receivable balance were due from various state Medicaid or managed Medicaid programs. Combined accounts receivable from Medicare, Medicaid, and managed Medicaid represent approximately 73% of the consolidated net accounts receivable in the accompanying consolidated balance sheets as of September 30, 2021.

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

13.    Cash Overdrafts and Cash Equivalents

There are $3.1 million in cash overdrafts payable included in accounts payable at September 30, 2021. There were no cash overdrafts payable included in accounts payable at December 31, 2020.

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

The following shows the carrying value, fair value and the hierarchy for our financial instruments as of September 30, 2021 (in thousands):

		Fair Value Measure
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Mutual fund investments of deferred
compensation plans held in trust	$102,045	$102,045	$-	$-

The following shows the carrying value, fair value and the hierarchy for our financial instruments as of December 31, 2020 (in thousands):

		Fair Value Measure
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Mutual fund investments of deferred
compensation plans held in trust	$86,865	$86,865	$-	$-

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

15.    Capital Stock Repurchase Plan Transactions

We repurchased the following capital stock:

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020

Total cost of repurchased shares (in thousands)	$163,731	$24,975	$330,380	$147,123
Shares repurchased	350,000	50,000	700,000	325,000
Weighted average price per share	$467.80	$499.48	$471.97	$452.69

In May 2021, the Board of Directors authorized an additional $300.0 million for stock repurchase under Chemed’s existing share repurchase program. We currently have $148.0 million of authorization remaining under this share repurchase plan.

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

17.    Acquisitions

On June 1, 2020, we completed the acquisition of a Roto-Rooter franchise and the related assets in Bloomington, IN for $2.2 million in cash.

Goodwill is assessed for impairment on a yearly basis as of October 1. All goodwill recognized is deductible for tax purposes.

Shown below is movement in Goodwill (in thousands):

	VITAS	Roto-Rooter	Total
Balance at December 31, 2020	$333,331	$245,254	$578,585
Foreign currency adjustments	-	25	25
Balance at September 30, 2021	$333,331	$245,279	$578,610

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

The following is a summary of the key operating results (in thousands except per share amounts):

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Service revenues and sales	$538,667	$528,297	$1,598,283	$1,546,294
Net income	$72,003	$67,722	$193,925	$205,714
Diluted EPS	$4.55	$4.14	$12.06	$12.53
Adjusted net income	$80,084	$79,556	$226,554	$212,494
Adjusted diluted EPS	$5.06	$4.86	$14.09	$12.94
Adjusted EBITDA	$119,373	$117,805	$338,840	$319,576
Adjusted EBITDA as a % of revenue	22.2%	22.3%	21.2%	20.7%

Adjusted net income, adjusted diluted EPS, earnings before interest, taxes and depreciation and amortization (“EBITDA”), Adjusted EBITDA and Adjusted EBITDA as a percent of revenue are not measures derived in accordance with US GAAP. We provide non-GAAP measures to help readers evaluate our operating results and to compare our operating performance with that of similar companies that have different capital structures. Our non-GAAP measures should not be considered in isolation or as a substitute for comparable measures presented in accordance with GAAP. A reconciliation of our non-GAAP measures is presented on pages 36-38.

For the three months ended September 30, 2021, the increase in consolidated service revenues and sales was driven by a 15.7% increase at Roto-Rooter offset by a 5.8% decrease at VITAS. The increase in service revenues at Roto-Rooter was driven by an increase in all major service lines. Roto-Rooter’s third quarter 2020 revenue was significantly impacted by shut-downs resulting from the COVID pandemic. The decrease in service revenues at VITAS is comprised primarily of a 5.3% decrease in days-of-care offset by a geographically weighted average Medicare reimbursement rate increase (including the suspension of sequestration on May 1, 2020) of approximately 1.2%. Acuity mix shift had a net impact of reducing revenue approximately $3.0 million, or 0.9% in the quarter when compared to the prior year revenue and level-of-care mix. The combination of a Medicare cap revenue reduction and other contra revenue changes negatively impacted revenue growth by approximately 80 basis points. See page 39 for additional VITAS operating metrics.

For the nine months ended September 30, 2021, the increase in consolidated service revenues and sales was driven by a 20.1% increase at Roto-Rooter offset by a 5.7% decrease at VITAS. The increase in service revenues at Roto-Rooter was driven by an increase in all major service lines. Roto-Rooter’s first nine months 2020 revenue was significantly impacted by the COVID pandemic. The decrease in service revenues at VITAS is comprised primarily of a 6.2% decrease in days-of-care offset by a geographically weighted average Medicare reimbursement rate increase (including the suspension of sequestration on May 1, 2020) of approximately 1.9%. Acuity mix shift had a net impact of reducing revenue approximately $16.0 million, or 1.6% in the quarter when compared to the prior year revenue and level-of-care mix. The combination of a lower Medicare cap revenue reduction and other contra revenue changes offset a portion of the revenue decline by approximately 20 basis points. See page 39 for additional VITAS operating metrics.

The current COVID-19 pandemic did have a material impact on our business operations, results of operations, cash flow and financial position as of and for the three months and nine months ended September 30, 2021 and 2020, respectively. We are closely monitoring the impact of the pandemic on all aspects of our business including impacts to employees, customers, patients, suppliers and vendors. The Company’s two operating subsidiaries have been categorized as critical infrastructure businesses and are not currently materially limited by federal, state or local regulations that restrict movement or operating ability.

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

Statistically, patients residing in senior housing are identified as hospice appropriate earlier into their terminal prognosis and have a much greater probability of having a length of stay in excess of 90 days. Hospice patients referred from hospitals, oncology practices and similar referral sources are generally more acute and have a significantly lower probability of lengths-of-stay exceeding 90 days. According to data released by the National Investment Center for Seniors Housing & Care, COVID-19 continues to adversely affect senior housing occupancy. This reduced occupancy in senior housing has had a corresponding reduction in VITAS nursing home admissions. Nursing home patients represented 15.6% of VITAS’ third-quarter 2021 patient census. This compares to nursing home patients averaging 18.2% of total census just prior to the pandemic.

Based upon the above discussion, VITAS 2021 revenue, prior to Medicare Cap, is estimated to decline approximately 5% when compared to the prior year. Average Daily Census in 2021 is estimated to decline approximately 5.5%. Full-year Adjusted EBITDA margin, prior to Medicare Cap, is estimated to be 18.8%. We are currently estimating $6.6 million for Medicare Cap billing limitations in calendar year 2021.

Roto-Rooter is forecasted to achieve full-year 2021 revenue growth of 17.3%. Roto-Rooter’s Adjusted EBITDA margin for 2021 is estimated to be between 28.5% to 29.0%.

Based upon the above, full-year 2021 adjusted earnings per diluted share, excluding non-cash expense for stock options, tax benefits from stock option exercises, costs related to litigation, and other discrete items, is estimated to be in the range of $19.00 to $19.20. This compares to initial 2021 adjusted earnings per diluted share guidance of $17.00 to $17.50. This revised 2021 guidance assumes an effective corporate tax rate on adjusted earnings of 25.1%. Chemed’s 2020 reported adjusted earnings per diluted share was $18.08.

We anticipate that our operating income and cash flows will be sufficient to operate our businesses and meet any commitments for the foreseeable future.

Financial Condition

Liquidity and Capital Resources

Material changes in the balance sheet accounts from December 31, 2020 to September 30, 2021 include the following:

•An $8.7 million decrease in accounts receivable due to timing of receipts.

•A $6.3 million increase in prepaid income taxes due to timing of payments.

•A $6.1 million increase in prepaid expense due primarily to a $6.0 million increase in prepaid software at VITAS.

•A $13.2 million increase in investment of deferred compensation plans due primarily to contributions and market valuation gains. These gains are offset by expense recognized in the deferred compensation liability.

•A $7.5 million decrease in identifiable intangible assets due to amortization.

•A $5.8 million increase in accounts payable due to timing of payments.

•A $6.0 million increase in accrued compensation due to accrual of additional paid time off for VITAS front line workers and an increase in accrued bonus.

•A $9.1 million decrease in accrued legal mainly as a result of the payments of two legal settlements.

•A $345.1 million increase in treasury stock due mainly to stock repurchases.

Net cash provided by operating activities decreased $157.4 million from September 30, 2020 to September 30, 2021. The main drivers of the decrease are a decrease in net income of $11.8 million, the Unutilized CARES Act grant received in 2020 of $48.0 million, the deferral of payroll taxes during the second quarter of 2020 of $22.9 million and increases in cash outflows associated with accounts payable and current income taxes of $39.6 million. Significant changes in our accounts receivable balances are typically driven by the timing of payments received from the Federal government at our VITAS subsidiary. We typically receive a payment in excess of $40.0 million from the Federal government for hospice services every other Friday. The timing of a period end will have a significant impact on the accounts receivable at VITAS. These changes generally normalize over a two year period, as cash flow variations in one year are offset in the following year.

Management continually evaluates cash utilization alternatives, including share repurchase, debt repurchase, acquisitions and increased dividends to determine the most beneficial use of available capital resources.

On June 20, 2018, we signed the Fourth Amended and Restated Credit Agreement (“2018 Credit Agreement”). Terms of the 2018 Credit Agreement consist of a five year, $450 million revolving credit facility and a $150 million expansion feature, which may consist of term loans or additional revolving commitments. The revolving credit facility has a five year maturity with principal payments due at maturity.  The interest rate at the inception of the agreement was LIBOR plus 100 basis points. The 2018 Credit Agreement has a floating interest rate that is generally LIBOR plus a tiered additional rate which varies based on our current leverage ratio. We have no debt outstanding under the 2018 Credit Agreement as of September 30, 2021.

We have issued $46.2 million in standby letters of credit as of September 30, 2021, mainly for insurance purposes. Issued letters of credit reduce our available credit under the revolving credit agreement. As of September 30, 2021, we have approximately $403.8 million of unused lines of credit available and eligible to be drawn down under our revolving credit facility. Management believes its liquidity and sources of capital are satisfactory for the Company’s needs in the foreseeable future.

Commitments and Contingencies

Collectively, the terms of our credit agreements require us to meet various financial covenants, to be tested quarterly. We are in compliance with all financial and other debt covenants as of September 30, 2021 and anticipate remaining in compliance throughout the foreseeable future.

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

See Note 11 in the Notes to the Unaudited Consolidated Financial Statements in Item 1 above for a description of current material legal matters.

Results of Operations

Three months ended September 30, 2021 versus 2020 - Consolidated Results

Our service revenues and sales for the third quarter of 2021 increased 2.0% versus services and sales revenues for the third quarter of 2020. Of this increase, a $30.1 million increase was attributable to Roto-Rooter offset by a $19.7 million decrease attributable to VITAS. The following chart shows the components of revenue by operating segment (in thousands):

	Three months ended September 30,
	2021	2020
VITAS
Routine homecare	$268,137	$278,856
Continuous care	22,027	30,699
General inpatient	29,368	27,633
Other	3,225	2,910
Medicare cap adjustment	(97)	4,072
Room and board - net	(2,130)	(3,289)
Implicit price concessions	(3,119)	(3,784)
Roto-Rooter
Drain cleaning - short term core	63,072	55,527
Plumbing - short term core	45,124	39,439
Subtotal	108,196	94,966
Excavation - short term core	52,607	47,688
Water restoration	39,786	32,137
Contractor operations	18,969	16,274
Outside franchisee fees	1,260	1,235
Other - short term core	254	435
Other	3,773	3,332
Implicit price concessions	(3,589)	(4,867)
Total	$538,667	$528,297

Days of care at VITAS during the quarter ended September 30 were as follows:

	Days of Care		Increase/(Decrease)
	2021	2020	Percent

Routine homecare	1,342,841	1,426,191	(5.8)
Nursing home	258,700	261,396	(1.0)
Respite	5,331	4,566	16.8
Subtotal routine homecare and respite	1,606,872	1,692,153	(5.0)
Continuous care	24,299	33,013	(26.4)
General inpatient	27,962	27,017	3.5
Total days of care	1,659,133	1,752,183	(5.3)

The decrease in service revenues at VITAS is comprised primarily of a 5.3% decrease in days-of-care offset by a geographically weighted average Medicare reimbursement rate increase (including the suspension of sequestration on May 1, 2020) of approximately 1.2%. Acuity mix shift had a net impact of reducing revenue approximately $3.0 million, or 0.9% in the quarter when compared to the prior year revenue and level-of-care mix. The combination of Medicare cap revenue reduction and other contra revenue changes negatively impacted revenue growth by approximately 80 basis points.

The increase in plumbing revenues for the third quarter of 2021 versus 2020 is attributable to a 1.0% increase in job count and to a 13.4% increase in price and service mix shift. The increase in excavation revenues for the third quarter of 2021 versus 2020 is attributable to a 14.2% increase in price and service mix shift and a 3.9% decrease in job count. Drain cleaning revenues for the third quarter of 2021 versus 2020 reflect a 11.2% increase in price and service mix shift and a 2.4% increase in job count. Water restoration revenue increased for the third quarter of 2021 versus 2020 due to a 11.0% increase in job count and a 12.8% increase in price and service mix shift.

The consolidated gross margin was 36.5% in the third quarter of 2021 as compared with 35.8% in the third quarter of 2020. On a segment basis, VITAS’ gross margin was 25.0% in the third quarter of 2021 as compared with 26.8%, in the third quarter of 2020. The decrease is primarily due to the payout of discretionary bonuses. The Roto-Rooter segment’s gross margin was 53.0% for the third quarter of 2021 as compared with 51.6% in the third quarter of 2020 primarily due to increased revenue and improved labor costs.

Selling, general and administrative expenses (“SG&A”) comprise (in thousands):

	Three months ended September 30,
	2021	2020
SG&A expenses before long-term incentive compensation and the impact of market value adjustments related to deferred compensation trusts	$84,197	$79,287
Impact of market value adjustments related to assets held in deferred compensation trusts	3,078	7,256
Long-term incentive compensation	1,942	1,774
Total SG&A expenses	$89,217	$88,317

SG&A expenses before long-term incentive compensation and the impact of market value adjustments related to deferred compensation trusts for the third quarter of 2021 were up 6.2% when compared to the third quarter of 2020. This increase was mainly a result of the increase in variable selling and general administrative expenses and increased bonus expense at Roto-Rooter caused by increased income.

Depreciation for the third quarter of 2021 increased 1.1% when compared to the third quarter of 2020.

Amortization for the third quarter of 2021 was flat when compared to the third quarter of 2020. Quarterly amortization of intangible assets is mainly driven by two Roto-Rooter franchise acquisitions completed in 2019. The total purchase price of these acquisitions was $138.0 million. As part of the purchase price allocation, approximately $59.2 million was determined to be the value of reacquired franchise rights which are being amortized over the remaining life of each franchise agreement. The average remaining life on the reacquired franchise agreements was approximately seven years. Quarterly amortization of reacquired franchise rights for these two acquisitions is approximately $2.0 million ($8.1 million annualized through 2026). This contrasts to quarterly franchise fees historically collected from these two franchisees of approximately $470,000 ($1.9 million annualized).

Other operating expenses comprise the following:

	Three months ended September 30,
	2021	2020
Loss on disposal of fixed assets	$63	$307
CARES Act grant	-	8,805
Litigation settlement	-	3,095
Total other operating expenses	$63	$12,207

Other income – net comprise (in thousands):

	Three months ended September 30,
	2021	2020
Market value adjustment on assets held in deferred compensation trusts	$3,078	$7,256
Interest income	57	423
Other	(1)	(4)
Total other income - net	$3,134	$7,675

Our effective tax rate reconciliation is as follows (in thousands):

	Three months ended September 30,
	2021	2020

Income tax provision calculated at the statutory federal rate	$20,038	$17,137
Stock compensation tax benefits	(1,199)	(7,187)
State and local income taxes	3,153	3,028
Other--net	1,425	904
Income tax provision	$23,417	$13,882
Effective tax rate	24.5%	17.0%

Net income for both periods included the following after-tax items/adjustments that (reduced) or increased after-tax earnings (in thousands):

	Three months ended September 30,
	2021	2020
VITAS
Direct costs related to COVID-19	$(1,866)	$(5,181)
CARES Act grant	-	(6,528)
COVID-19 Medicare cap	-	1,679
Medicare cap sequestration adjustment	-	635
Roto-Rooter
Amortization of reacquired franchise agreements	(1,729)	(1,728)
Direct costs related to COVID-19	(305)	(971)
Litigation settlements	-	(2,275)
Corporate
Stock option expense	(3,462)	(2,970)
Long-term incentive compensation	(1,752)	(1,682)
Excess tax benefits on stock compensation	1,199	7,187
Other	(166)	-
Total	$(8,081)	$(11,834)

Three months ended September 30, 2021 versus 2020 - Segment Results

Net income/(loss) for the third quarter of 2021 versus the third quarter of 2020 by segment (in thousands):

	Three months ended September 30,
	2021	2020
VITAS	42,950	$45,737
Roto-Rooter	44,554	31,176
Corporate	(15,501)	(9,191)
	$72,003	$67,722

VITAS’ after-tax earnings decreased primarily due to lower revenue in the third quarter of 2021 when compared to the third quarter of 2020. After-tax earnings as a percent of revenue at VITAS in the third quarter of 2021 was 13.5% as compared to 13.6% in the third quarter of 2020.

Roto-Rooter’s net income was impacted in 2021 compared to 2020 primarily by higher revenue and improved labor costs. After-tax earnings as a percent of revenue at Roto-Rooter in the third quarter of 2021 was 20.1%, as compared to 16.3% in the third quarter of 2020.

After-tax Corporate expenses for 2021 increased 68.7% when compared to 2020 due mainly to a $6.0 million decrease in the excess tax benefits on stock compensation.

Results of Operations

Nine months ended September 30, 2021 versus 2020 - Consolidated Results

Our service revenues and sales for the first nine months of 2021 increased 3.4% versus services and sales revenues for the first nine months of 2020. Of this increase, $109.3 million was attributable to Roto-Rooter offset by a $57.3 million decrease attributable to VITAS. The following chart shows the components of revenue by operating segment (in thousands):

	Nine months ended September 30,
	2021	2020
VITAS
Routine homecare	$796,817	$826,954
Continuous care	73,658	105,836
General inpatient	85,895	85,983
Other	9,241	8,175
Medicare cap adjustment	(3,597)	(4,178)
Room and board - net	(7,451)	(9,317)
Implicit price concessions	(9,428)	(10,976)
Roto-Rooter
Drain cleaning - short term core	187,477	159,003
Plumbing - short term core	131,045	108,255
Subtotal	318,522	267,258
Excavation - short term core	159,714	135,425
Water restoration	115,804	92,810
Contractor operations	56,754	47,695
Outside franchisee fees	3,842	3,635
Other - short term core	853	1,371
Other	11,601	9,836
Implicit price concessions	(13,942)	(14,213)
Total	$1,598,283	$1,546,294

Days of care at VITAS during the nine months ended September 30 were as follows:

	Days of Care		Increase/(Decrease)
	2021	2020	Percent

Routine homecare	4,008,215	4,192,681	(4.4)
Nursing home	735,906	844,232	(12.8)
Respite	15,509	15,416	0.6
Subtotal routine homecare and respite	4,759,630	5,052,329	(5.8)
Continuous care	79,385	110,200	(28.0)
General inpatient	82,129	84,907	(3.3)
Total days of care	4,921,144	5,247,436	(6.2)

The decrease in service revenues at VITAS is comprised primarily of a 6.2% decrease in days-of-care offset by a geographically weighted average Medicare reimbursement rate increase (including the suspension of sequestration on May 1, 2020) of approximately 1.9%. Acuity mix shift had a net impact of reducing revenue approximately $16.0 million, or 1.6% in the quarter when compared to the prior year revenue and level-of-care mix. The combination of a lower Medicare cap revenue reduction and other contra revenue changes offset a portion of the revenue decline by approximately 20 basis points.

The increase in plumbing revenues for the first nine months of 2021 versus 2020 is attributable to a 12.3% increase in job count and to an 8.8% increase in price and service mix shift. The increase in excavation revenues for the first nine months of 2021 versus 2020 is attributable to a 9.2% increase in job count and to an 8.7% increase in price and service mix shift. Drain cleaning revenues for the first nine months of 2021 versus 2020 reflect a 9.1% increase in price and service mix shift and an 8.8% increase in job count. Water restoration revenue increased for the first nine months of 2021 versus 2020 due to a 10.2% increase in job count and a 14.6% increase in price and service mix shift. The increase in job count for all service lines was driven by both residential and commercial customers.

The consolidated gross margin was 35.4% in the first nine months of 2021 as compared with 32.5% in the first nine months of 2020. On a segment basis, VITAS’ gross margin was 23.4% in the first nine months of 2021 as compared with 22.9%, in the first nine months of 2020. The increase is primarily due to improved labor costs. The Roto-Rooter segment’s gross margin was 52.7% for the first nine months of 2021 as compared with 50.3% in the first nine months of 2020 primarily due to increased revenue and improved labor costs.

Selling, general and administrative expenses (“SG&A”) comprise (in thousands):

	Nine months ended September 30,
	2021	2020
SG&A expenses before long-term incentive compensation and the impact of market value adjustments related to deferred compensation trusts	$259,376	$232,797
Impact of market value adjustments related to assets held in deferred compensation trusts	9,770	5,093
Long-term incentive compensation	5,508	5,523
Total SG&A expenses	$274,654	$243,413

SG&A expenses before long-term incentive compensation and the impact of market value adjustments related to deferred compensation trusts for the first nine months of 2021 were up 11.4% when compared to the first nine months of 2020. This increase was mainly a result of the increase in variable selling and general administrative expenses and increased bonus expense at Roto-Rooter caused by increased income.

Depreciation for the first nine months of 2021 increased 6.9% when compared to the first nine months of 2020.

Amortization for the first nine months of 2021 increased 0.7% when compared to the first nine months of 2020. Quarterly amortization of intangible assets is mainly driven by two Roto-Rooter franchise acquisitions completed in 2019. The total purchase price of these acquisitions was $138.0 million. As part of the purchase price allocation, approximately $59.2 million was determined to be the value of reacquired franchise rights which are being amortized over the remaining life of each franchise agreement. The average remaining life on the reacquired franchise agreements was approximately seven years. Quarterly amortization of reacquired franchise rights for these two acquisitions is approximately $2.0 million ($8.1 million annualized through 2026). This contrasts to quarterly franchise fees historically collected from these two franchisees of approximately $470,000 ($1.9 million annualized).

Other operating (income)/expenses comprise the following:

	Nine months ended September 30,
	2021	2020
Loss on disposal of fixed assets	$789	$154
CARES Act grant	-	(32,184)
Litigation settlement	-	3,095
Total other operating (income)/expenses	$789	$(28,935)

Other income – net comprise (in thousands):

	Nine months ended September 30,
	2021	2020
Market value adjustment on assets held in deferred compensation trusts	$9,770	$5,093
Interest income	288	647
Other	463	(17)
Total other income - net	$10,521	$5,723

Our effective tax rate reconciliation is as follows (in thousands):

	Nine months ended September 30,
	2021	2020

Income tax provision calculated at the statutory federal rate	$53,379	$52,531
Stock compensation tax benefits	(5,305)	(19,943)
State and local income taxes	9,332	9,118
Other--net	2,856	2,729
Income tax provision	$60,262	$44,435
Effective tax rate	23.7%	17.8%

Net income for both periods included the following after-tax items/adjustments that (reduced) or increased after-tax earnings (in thousands):

	Nine months ended September 30,
	2021	2020
VITAS
Direct costs related to COVID-19	$(11,442)	$(24,009)
Facility relocation costs	(1,384)	-
CARES Act grant	-	24,009
Medicare cap sequestration adjustment	-	(462)
Roto-Rooter
Amortization of reacquired franchise agreements	(5,186)	(5,185)
Direct costs related to COVID-19	(1,140)	(2,426)
Litigation settlements	72	(2,275)
Corporate
Stock option expense	(13,695)	(11,369)
Excess tax benefits on stock compensation	5,305	19,943
Long-term incentive compensation	(4,964)	(5,006)
Direct costs related to COVID-19	(29)	-
Other	(166)	-
Total	$(32,629)	$(6,780)

Nine months ended September 30, 2021 versus 2020 - Segment Results

Net income/(loss) for the first nine months of 2021 versus the first nine months of 2020 by segment (in thousands):

	Nine months ended September 30,
	2021	2020
VITAS	$113,430	$147,262
Roto-Rooter	124,504	84,966
Corporate	(44,009)	(26,514)
	$193,925	$205,714

VITAS’ after-tax earnings decreased primarily due to lower revenue. After-tax earnings as a percent of revenue at VITAS in the first nine months of 2021 was 12.0% as compared to 14.7% in the first nine months of 2020.

Roto-Rooter’s net income was impacted in 2021 compared to 2020 primarily by higher revenue and improved labor costs. After-tax earnings as a percent of revenue at Roto-Rooter in the first nine months of 2021 was 19.1%, as compared to 15.6% in the first nine months of 2020.

After-tax Corporate expenses for 2021 increased 66.0% when compared to 2020 due mainly to a $14.6 million decrease in the excess tax benefits on stock compensation.

CHEMED CORPORATION AND SUBSIDIARY COMPANIES
CONSOLIDATING STATEMENTS OF INCOME
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2021
(in thousands)(unaudited)

				Chemed
	VITAS	Roto-Rooter	Corporate	Consolidated
2021 (a)
Service revenues and sales	$317,411	$221,256	$-	$538,667
Cost of services provided and goods sold	238,212	103,952	-	342,164
Selling, general and administrative expenses	21,372	51,914	15,931	89,217
Depreciation	5,286	6,539	19	11,844
Amortization	18	2,492	-	2,510
Other operating expense/(income)	65	(3)	1	63
Total costs and expenses	264,953	164,894	15,951	445,798
Income/(loss) from operations	52,458	56,362	(15,951)	92,869
Interest expense	(43)	(285)	(255)	(583)
Intercompany interest income/(expense)	4,513	1,847	(6,360)	-
Other income—net	22	34	3,078	3,134
Income/(expense) before income taxes	56,950	57,958	(19,488)	95,420
Income taxes	(14,000)	(13,404)	3,987	(23,417)
Net income/(loss)	$42,950	$44,554	$(15,501)	$72,003

(a) The following amounts are included in net income (in thousands):
				Chemed
	VITAS	Roto-Rooter	Corporate	Consolidated
Pretax benefit/(cost):
Stock option expense	$-	-	(3,998)	$(3,998)
Direct costs related to COVID-19	(2,501)	$(415)	$-	(2,916)
Amortization of reacquired franchise agreements	-	(2,352)	-	(2,352)
Long-term incentive compensation	-	-	(1,942)	(1,942)
Other	-	-	(218)	(218)
Total	$(2,501)	$(2,767)	$(6,158)	$(11,426)

				Chemed
	VITAS	Roto-Rooter	Corporate	Consolidated
After-tax benefit/(cost):
Stock option expense	$-	-	(3,462)	$(3,462)
Direct costs related to COVID-19	(1,866)	$(305)	$-	(2,171)
Amortization of reacquired franchise agreements	-	(1,729)	-	(1,729)
Long-term incentive compensation	-	-	(1,752)	(1,752)
Other	-	-	(166)	(166)
Excess tax benefits on stock compensation	-	-	1,199	1,199
Total	$(1,866)	$(2,034)	$(4,181)	$(8,081)

CHEMED CORPORATION AND SUBSIDIARY COMPANIES
CONSOLIDATING STATEMENTS OF INCOME
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2020
(in thousands)(unaudited)

				Chemed
	VITAS	Roto-Rooter	Corporate	Consolidated
2020 (a)
Service revenues and sales	$337,097	$191,200	$-	$528,297
Cost of services provided and goods sold	246,636	92,604	-	339,240
Selling, general and administrative expenses	21,799	48,074	18,444	88,317
Depreciation	5,592	6,089	33	11,714
Amortization	18	2,493	-	2,511
Other operating expense	9,052	3,155	-	12,207
Total costs and expenses	283,097	152,415	18,477	453,989
Income/(loss) from operations	54,000	38,785	(18,477)	74,308
Interest expense	(47)	(80)	(252)	(379)
Intercompany interest income/(expense)	5,337	1,651	(6,988)	-
Other income—net	381	38	7,256	7,675
Income/(expense) before income taxes	59,671	40,394	(18,461)	81,604
Income taxes	(13,934)	(9,218)	9,270	(13,882)
Net income/(loss)	$45,737	$31,176	$(9,191)	$67,722

(a) The following amounts are included in net income (in thousands):
				Chemed
	VITAS	Roto-Rooter	Corporate	Consolidated
Pretax benefit/(cost):
CARES Act grant	$(8,805)	$-	$-	$(8,805)
Direct costs related to COVID-19	(6,945)	(1,321)	-	(8,266)
Stock option expense	-	-	(3,182)	(3,182)
Litigation settlement		(3,095)		(3,095)
Amortization of reacquired franchise agreements	-	(2,352)	-	(2,352)
COVID-19 Medicare cap	2,250	-	-	2,250
Long-term incentive compensation	-	-	(1,774)	(1,774)
Medicare cap sequestration adjustment	852	-	-	852
Total	$(12,648)	$(6,768)	$(4,956)	$(24,372)

				Chemed
	VITAS	Roto-Rooter	Corporate	Consolidated
After-tax benefit/(cost):
CARES Act grant	$(6,528)	$-	$-	$(6,528)
Direct costs related to COVID-19	(5,181)	(971)	-	(6,152)
Stock option expense	-	-	(2,970)	(2,970)
Litigation settlement		(2,275)		(2,275)
Amortization of reacquired franchise agreements	-	(1,728)	-	(1,728)
Long-term incentive compensation	-	-	(1,682)	(1,682)
COVID-19 Medicare cap	1,679	-	-	1,679
Medicare cap sequestration adjustment	635	-	-	635
Excess tax benefits on stock compensation	-	-	7,187	7,187
Total	$(9,395)	$(4,974)	$2,535	$(11,834)

CHEMED CORPORATION AND SUBSIDIARY COMPANIES
CONSOLIDATING STATEMENTS OF INCOME
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2021
(in thousands)(unaudited)

				Chemed
	VITAS	Roto-Rooter	Corporate	Consolidated
2021 (a)
Service revenues and sales	$945,135	$653,148	$-	$1,598,283
Cost of services provided and goods sold	724,398	308,732	-	1,033,130
Selling, general and administrative expenses	66,094	158,791	49,769	274,654
Depreciation	17,749	19,359	63	37,171
Amortization	53	7,477	-	7,530
Other operating expense	655	133	1	789
Total costs and expenses	808,949	494,492	49,833	1,353,274
Income/(loss) from operations	136,186	158,656	(49,833)	245,009
Interest expense	(129)	(464)	(750)	(1,343)
Intercompany interest income/(expense)	13,524	5,116	(18,640)	-
Other income—net	654	97	9,770	10,521
Income/(expense) before income taxes	150,235	163,405	(59,453)	254,187
Income taxes	(36,805)	(38,901)	15,444	(60,262)
Net income/(loss)	$113,430	$124,504	$(44,009)	$193,925

(a) The following amounts are included in net income (in thousands):
				Chemed
	VITAS	Roto-Rooter	Corporate	Consolidated
Pretax benefit/(cost):
Direct costs related to COVID-19	$(15,338)	$(1,551)	$(38)	$(16,927)
Stock option expense	-	-	(16,342)	(16,342)
Amortization of reacquired franchise agreements	-	(7,056)	-	(7,056)
Long-term incentive compensation	-	-	(5,508)	(5,508)
Facility relocation costs	(1,855)	-	-	(1,855)
Litigation settlement	-	98	-	98
Other	-	-	(218)	(218)
Total	$(17,193)	$(8,509)	$(22,106)	$(47,808)

				Chemed
	VITAS	Roto-Rooter	Corporate	Consolidated
After-tax benefit/(cost):
Stock option expense	$-	$-	$(13,695)	$(13,695)
Direct costs related to COVID-19	(11,442)	(1,140)	(29)	(12,611)
Amortization of reacquired franchise agreements	-	(5,186)	-	(5,186)
Long-term incentive compensation	-	-	(4,964)	(4,964)
Facility relocation costs	(1,384)	-	-	(1,384)
Litigation settlement	-	72	-	72
Other	-	-	(166)	(166)
Excess tax benefits on stock compensation	-	-	5,305	5,305
Total	$(12,826)	$(6,254)	$(13,549)	$(32,629)

CHEMED CORPORATION AND SUBSIDIARY COMPANIES
CONSOLIDATING STATEMENTS OF INCOME
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2020
(in thousands)(unaudited)

				Chemed
	VITAS	Roto-Rooter	Corporate	Consolidated
2020 (a)
Service revenues and sales	$1,002,477	$543,817	$-	$1,546,294
Cost of services provided and goods sold	772,880	270,268	-	1,043,148
Selling, general and administrative expenses	65,141	138,587	39,685	243,413
Depreciation	16,622	18,035	104	34,761
Amortization	53	7,423	-	7,476
Other operating (income)/expense	(31,661)	2,725	1	(28,935)
Total costs and expenses	823,035	437,038	39,790	1,299,863
Income/(loss) from operations	179,442	106,779	(39,790)	246,431
Interest expense	(137)	(272)	(1,596)	(2,005)
Intercompany interest income/(expense)	14,463	4,422	(18,885)	-
Other income—net	549	68	5,106	5,723
Income/(expense) before income taxes	194,317	110,997	(55,165)	250,149
Income taxes	(47,055)	(26,031)	28,651	(44,435)
Net income/(loss)	$147,262	$84,966	$(26,514)	$205,714

(a) The following amounts are included in net income (in thousands):
				Chemed
	VITAS	Roto-Rooter	Corporate	Consolidated
Pretax benefit/(cost):
Direct costs related to COVID-19	$(32,184)	$(3,299)	$-	$(35,483)
CARES Act grant	32,184	-	-	32,184
Stock option expense	-	-	(13,296)	(13,296)
Amortization of reacquired franchise agreements	-	(7,056)	-	(7,056)
Long-term incentive compensation	-	-	(5,523)	(5,523)
Litigation Settlement	-	(3,095)	-	(3,095)
Medicare cap sequestration adjustment	(619)	-	-	(619)
Total	$(619)	$(13,450)	$(18,819)	$(32,888)

				Chemed
	VITAS	Roto-Rooter	Corporate	Consolidated
After-tax benefit/(cost):
Direct costs related to COVID-19	$(24,009)	$(2,426)	$-	$(26,435)
CARES Act grant	24,009	-	-	24,009
Stock option expense	-	-	(11,369)	(11,369)
Amortization of reacquired franchise agreements	-	(5,185)	-	(5,185)
Long-term incentive compensation	-	-	(5,006)	(5,006)
Litigation settlement	-	(2,275)	-	(2,275)
Medicare cap sequestration adjustment	(462)	-	-	(462)
Excess tax benefits on stock compensation	-	-	19,943	19,943
Total	$(462)	$(9,886)	$3,568	$(6,780)

Unaudited Consolidating Summary and Reconciliation of Adjusted EBITDA

Chemed Corporation and Subsidiary Companies
(in thousands)				Chemed
For the three months ended Setptember 30, 2021	VITAS	Roto-Rooter	Corporate	Consolidated

Net income/(loss)	$42,950	$44,554	$(15,501)	$72,003
Add/(deduct):
Interest expense	43	285	255	583
Income taxes	14,000	13,404	(3,987)	23,417
Depreciation	5,286	6,539	19	11,844
Amortization	18	2,492	-	2,510
EBITDA	62,297	67,274	(19,214)	110,357
Add/(deduct):
Intercompany interest expense/(income)	(4,513)	(1,847)	6,360	-
Interest income	(24)	(34)	-	(58)
Stock option expense	-	-	3,998	3,998
Direct costs related to COVID-19	2,501	415	-	2,916
Long-term incentive compensation	-	-	1,942	1,942
Other	-	-	218	218
Adjusted EBITDA	$60,261	$65,808	$(6,696)	$119,373

				Chemed
For the three months ended September 30, 2020	VITAS	Roto-Rooter	Corporate	Consolidated

Net income/(loss)	$45,737	$31,176	$(9,191)	$67,722
Add/(deduct):
Interest expense	47	80	252	379
Income taxes	13,934	9,218	(9,270)	13,882
Depreciation	5,592	6,089	33	11,714
Amortization	18	2,493	-	2,511
EBITDA	65,328	49,056	(18,176)	96,208
Add/(deduct):
Intercompany interest expense/(income)	(5,337)	(1,651)	6,988	-
Interest (income)/expense	(385)	(38)	-	(423)
CARES Act grant	8,805	-	-	8,805
Direct costs related to COVID-19	6,945	1,321	-	8,266
Stock option expense	-	-	3,182	3,182
Litigation Settlement	-	3,095	-	3,095
COVID-19 related Medicare cap	(2,250)	-	-	(2,250)
Long-term incentive compensation	-	-	1,774	1,774
Medicare cap sequestration adjustment	(852)	-	-	(852)
Adjusted EBITDA	$72,254	$51,783	$(6,232)	$117,805

Unaudited Consolidating Summary and Reconciliation of Adjusted EBITDA

Chemed Corporation and Subsidiary Companies
(in thousands)				Chemed
For the nine months ended September 30, 2021	VITAS	Roto-Rooter	Corporate	Consolidated

Net income/(loss)	$113,430	$124,504	$(44,009)	$193,925
Add/(deduct):
Interest expense	129	464	750	1,343
Income taxes	36,805	38,901	(15,444)	60,262
Depreciation	17,749	19,359	63	37,171
Amortization	53	7,477	-	7,530
EBITDA	168,166	190,705	(58,640)	300,231
Add/(deduct):
Intercompany interest expense/(income)	(13,524)	(5,116)	18,640	-
Interest income	(191)	(97)	-	(288)
Direct costs related to COVID-19	15,338	1,551	38	16,927
Stock option expense	-	-	16,342	16,342
Long-term incentive compensation	-	-	5,508	5,508
Litigation settlement	-	(98)	-	(98)
Other	-	-	218	218
Adjusted EBITDA	$169,789	$186,945	$(17,894)	$338,840

				Chemed
For the nine months ended September 30, 2020	VITAS	Roto-Rooter	Corporate	Consolidated

Net income/(loss)	$147,262	$84,966	$(26,514)	$205,714
Add/(deduct):
Interest expense	137	272	1,596	2,005
Income taxes	47,055	26,031	(28,651)	44,435
Depreciation	16,622	18,035	104	34,761
Amortization	53	7,423	-	7,476
EBITDA	211,129	136,727	(53,465)	294,391
Add/(deduct):
Intercompany interest expense/(income)	(14,463)	(4,422)	18,885	-
Interest income	(566)	(68)	(13)	(647)
Direct costs related to COVID-19	32,184	3,299	-	35,483
CARES Act grant	(32,184)	-	-	(32,184)
Stock option expense	-	-	13,296	13,296
Long-term incentive compensation	-	-	5,523	5,523
Litigation settlement	-	3,095	-	3,095
Medicare cap sequestration adjustment	619	-	-	619
Adjusted EBITDA	$196,719	$138,631	$(15,774)	$319,576

RECONCILIATION OF ADJUSTED NET INCOME
(in thousands, except per share data)(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net income as reported	$72,003	$67,722	$193,925	$205,714

Add/(deduct) pre-tax cost of:
Direct costs related to COVID-19	2,916	8,266	16,927	35,483
Stock option expense	3,998	3,182	16,342	13,296
Amortization of reacquired franchise agreements	2,352	2,352	7,056	7,056
Long-term incentive compensation	1,942	1,774	5,508	5,523
Facility relocation costs	-	-	1,855	-
Litigation settlements	-	3,095	(98)	3,095
Other	218	-	218
COVID-19 related Medicare cap	-	(2,250)	-	-
CARES Act grant	-	8,805	-	(32,184)
Medicare cap sequestration adjustment	-	(852)	-	619
Add/(deduct) tax impacts:
Tax impact of the above pre-tax adjustments (1)	(2,146)	(5,351)	(9,874)	(6,165)
Excess tax benefits on stock compensation	(1,199)	(7,187)	(5,305)	(19,943)
Adjusted net income	$80,084	$79,556	$226,554	$212,494

Diluted Earnings Per Share As Reported
Net income	$4.55	$4.14	$12.06	$12.53
Average number of shares outstanding	15,842	16,373	16,083	16,419

Adjusted Diluted Earnings Per Share
Adjusted net income	$5.06	$4.86	$14.09	$12.94
Adjusted average number of shares outstanding	15,842	16,373	16,083	16,419

(1) The tax impact of pre-tax adjustments was calculated using the effective tax rate of the operating unit for which each adjustment is associated.

CHEMED CORPORATION AND SUBSIDIARY COMPANIES
OPERATING STATISTICS FOR VITAS SEGMENT
(unaudited)
	Three Months Ended September 30,		Nine Months Ended September 30,
OPERATING STATISTICS	2021	2020	2021	2020
Net revenue ($000)
Homecare	$268,137	$278,856	$796,817	$826,954
Inpatient	29,368	27,633	85,895	85,983
Continuous care	22,027	30,699	73,658	105,836
Other	3,225	2,910	9,241	8,175
Subtotal	$322,757	$340,098	$965,611	$1,026,948
Room and board, net	(2,130)	(3,289)	(7,451)	(9,317)
Contractual allowances	(3,119)	(3,784)	(9,428)	(10,976)
Medicare cap allowance	(97)	4,072	(3,597)	(4,178)
Total	$317,411	$337,097	$945,135	$1,002,477
Net revenue as a percent of total before Medicare cap allowances
Homecare	83.1%	82.0%	82.5%	80.5%
Inpatient	9.1	8.1	8.9	8.4
Continuous care	6.8	9.0	7.6	10.3
Other	1.0	0.9	1.0	0.8
Subtotal	100.0	100.0	100.0	100.0
Room and board, net	(0.7)	(1.0)	(0.8)	(0.9)
Contractual allowances	(1.0)	(1.1)	(1.0)	(1.1)
Medicare cap allowance	-	1.2	(0.3)	(0.4)
Total	98.3%	99.1%	97.9%	97.6%
Days of care
Homecare	1,342,841	1,426,191	4,008,215	4,192,681
Nursing home	258,700	261,396	735,906	844,232
Respite	5,331	4,566	15,509	15,416
Subtotal routine homecare and respite	1,606,872	1,692,153	4,759,630	5,052,329
Inpatient	27,962	27,017	82,129	84,907
Continuous care	24,299	33,013	79,385	110,200
Total	1,659,133	1,752,183	4,921,144	5,247,436
Number of days in relevant time period	92	92	273	274
Average daily census (days)
Homecare	14,596	15,502	14,682	15,302
Nursing home	2,812	2,841	2,696	3,081
Respite	58	50	57	56
Subtotal routine homecare and respite	17,466	18,393	17,435	18,439
Inpatient	304	294	301	310
Continuous care	264	358	291	402
Total	18,034	19,045	18,027	19,151
Total Admissions	17,598	17,943	52,573	53,368
Total Discharges	17,686	18,205	52,747	51,281
Average length of stay (days)	96.0	97.1	95.0	92.9
Median length of stay (days)	13.0	14.0	13.0	14.0
ADC by major diagnosis
Cerebro	36.4%	35.1%	36.7%	35.7%
Neurological	22.7	22.1	22.5	21.7
Cancer	12.0	12.5	12.1	12.6
Cardio	15.5	16.1	15.5	15.9
Respiratory	7.5	8.0	7.5	8.2
Other	5.9	6.2	5.7	5.9
Total	100.0%	100.0%	100.0%	100.0%
Admissions by major diagnosis
Cerebro	20.3	21.4%	21.1%	21.2%
Neurological	12.1	13.2	12.2	13.0
Cancer	27.0	27.4	26.9	27.8
Cardio	14.1	13.6	14.4	14.5
Respiratory	11.3	9.9	10.9	10.6
Other	15.2	14.5	14.5	12.9
Total	100.0%	100.0%	100.0%	100.0%

Estimated uncollectible accounts as a percent of revenues	1.0%	1.1%	1.0%	1.1%
Accounts receivable --
Days of revenue outstanding- excluding unapplied Medicare payments	33.7	33.4	n.a.	n.a.
Days of revenue outstanding- including unapplied Medicare payments	23.4	22.1	n.a.	n.a.

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

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

The Company’s primary market risk exposure relates to interest rate risk exposure through its variable interest line of credit. At September 30, 2021, the Company had no variable rate debt outstanding. For each $10 million borrowed under the credit facility, an increase or decrease of 100 basis points (1%), increases or decreases the Company’s annual interest expense by $100,000.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Item 2(c).    Purchases of Equity Securities by Issuer and Affiliated Purchasers

The following table shows the activity related to our share repurchase program for the first nine months of 2021:

	Total Number	Weighted Average	Cumulative Shares	Dollar Amount
	of Shares	Price Paid Per	Repurchased Under	Remaining Under
	Repurchased	Share	the Program	The Program

February 2011 Program
January 1 through January 31, 2021	-	$-	9,030,125	$178,424,171
February 1 through February 28, 2021	20,000	446.44	9,050,125	169,495,380
March 1 through March 31, 2021	80,000	447.98	9,130,125	$133,656,728

First Quarter Total	100,000	$447.67

April 1 through April 30, 2021	14,685	$478.70	9,144,810	$126,627,084
May 1 through May 31, 2021	200,315	486.65	9,345,125	329,142,814
June 1 through June 30, 2021	35,000	496.21	9,380,125	$311,775,318

Second Quarter Total	250,000	$487.52

July 1 through July 31, 2021	-	$-	9,380,125	$311,775,318
August 1 through August 31, 2021	279,171	465.57	9,659,296	181,801,156
September 1 through September 30, 2021	70,829	476.60	9,730,125	$148,044,270

Third Quarter Total	350,000	$467.80

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

101

The following materials from Chemed Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021 formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) The Condensed Consolidated Balance Sheet, (ii) The Condensed Consolidated Statement of Income, (iii) The Condensed Consolidated Statement of Cash Flows, (iv) The Condensed Statement of Equity, and (v) Notes to the Condensed Consolidated Financial Statements.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, formatted in iXBRL and contained in Exhibit 101.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Chemed Corporation
(Registrant)

Dated:	November 1, 2021	By:	/s/ Kevin J. McNamara
Kevin J. McNamara
(President and Chief Executive Officer)

Dated:	November 1, 2021	By:	/s/ David P. Williams
David P. Williams
(Executive Vice President and Chief Financial Officer)

Dated:	November 1, 2021	By:	/s/ Michael D. Witzeman
Michael D. Witzeman
(Vice President and Controller)