Form 10-K
period 2021-12-31
CHEMED CORP
filed 2022-02-28
CIK 19584

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☑    ANNUAL REPORT

PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing price of said stock on the New York Stock Exchange – Composite Transaction Listing on June 30, 2021 ($474.50 per share), was $7,331,967,357.

At February 11, 2022, 14,988,567 shares of Chemed Capital Stock (par value $1 per share) were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Document	Where Incorporated
2021 Annual Report to Stockholders (specified portions) Proxy Statement for Annual Meeting to be held May 16, 2022	Parts I, II, and IV Part III

CHEMED CORPORATION

2021 FORM 10-K ANNUAL REPORT

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

During 2021, Chemed conducted its business operations in two segments: the VITAS segment (“VITAS”) and the Roto-Rooter segment (“Roto-Rooter”). VITAS provides hospice and palliative care services to its patients through a network of physicians, registered nurses, home health aides, social workers, clergy and volunteers. Roto-Rooter provides plumbing, drain cleaning, excavation, water restoration and other related services to residential and commercial customers.

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

Financial Information about Industry Segments

The required segment and geographic data for the Company’s continuing operations (as described below) for three years ended December 31, 2019, 2020 and 2021 are shown in Note 5 of the Notes to Consolidated Financial Statements on pages 60-61 of the 2021 Annual Report to Stockholders and are incorporated herein by reference.

Description of Business by Segment

The information called for by this item is included within Note 5 of the Notes to Consolidated Financial Statements appearing on pages 60-61 of the 2021 Annual Report to Stockholders is incorporated herein by reference.

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

VITAS

Hospice care in the United States is competitive. Plans of care for hospice services are not proprietary. As a result, VITAS competes and differentiates itself primarily on the basis of its ability to deliver quality, responsive services within the requirements of Medicare’s hospice conditions of participation. VITAS is one of the nation’s largest providers of hospice services in an industry dominated primarily by small, community-based hospices. Approximately 26% of all hospice providers are not-for-profit. Because the hospice care industry is highly fragmented, VITAS competes with a large number of organizations.

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

Surveys and Audits. Hospice programs are subject to periodic survey by federal and state regulatory authorities and private accrediting entities to ensure compliance with applicable licensing and certification requirements and accreditation standards. In 2021, CMS added a vaccination requirement (with certain exceptions) to these standards for staff working at all CMS certified facilities, which will be subject to any audit. Regulators conduct periodic surveys of hospice programs and provide reports containing statements of deficiencies for alleged failure to comply with various regulatory requirements. Survey reports and statements of deficiencies are common in the healthcare industry. In most cases, the hospice program and regulatory authorities will agree upon any steps to be taken to bring the hospice into compliance with applicable regulatory requirements. In some cases, however, a state or federal regulatory authority may take a number of adverse actions against a hospice program, including the imposition of fines, civil monetary penalties, payment suspensions, insertion of temporary management, temporary suspension of admission of new patients to the hospice’s service, implementing directed plans of correction or, in extreme circumstances, decertification from participation in the Medicare or Medicaid programs or revocation of the hospice’s license.

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

Corporate Integrity Agreement. VITAS and certain of its subsidiaries entered into a Corporate Integrity Agreement (“CIA”) with the Office of the Inspector General (“OIG”) on October 30, 2017 in connection with the settlement of a False Claims Act case. The CIA formalizes various aspects of VITAS’ already existing Compliance Program and contains requirements designed to document ongoing compliance with federal healthcare program requirements. It has a term of five years during which it imposes monitoring, reporting, certification, oversight, screening and training obligations, certain of which had previously been implemented by VITAS. VITAS is currently in year five of its obligations under the CIA. It also requires VITAS to engage an Independent Review Organization to perform auditing and review functions and to prepare reports regarding compliance with federal healthcare programs. In the event of breach of the CIA, VITAS could become liable for payment of stipulated penalties or could be excluded from participation in federal healthcare programs.

Certificate of Need Laws and Other Restrictions. Some states, including Florida and California, have certificate of need or similar health planning laws that apply to hospice care providers. These states may require some form of state agency review or approval prior to opening a new hospice program, to adding or expanding hospice services, to undertaking significant capital expenditures or under other specified circumstances. Approval under these certificate of need laws is generally conditioned on the showing of a demonstrable need for services in the community. VITAS may seek to develop, acquire or expand hospice programs in states having certificate of need laws. To the extent that state agencies require VITAS to obtain a certificate of need or other similar approvals to expand services at existing hospice programs or to make acquisitions or develop hospice programs in new or existing geographic markets, VITAS’ plans could be adversely affected by a failure to obtain such certificate or approval. In addition, competitors may seek administratively or judicially to challenge such an approval or proposed approval by the state agency. Such a challenge, whether or not ultimately successful, could adversely affect VITAS.

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

Medicare Payment for Physician Services. Payment for direct patient care physician services delivered by hospice physicians is billed separately by the hospice to the Medicare Administrative Contractors and paid at the lesser of the actual charge or the Medicare allowable charge for these services. This payment is in addition to the per diem rates VITAS receives for hospice care. Payment for hospice physicians’ administrative and general supervisory activities is included in the daily rates discussed above. Payments for attending physician professional services (other than services furnished by hospice physicians) are not paid to the hospice, but rather are paid directly to the attending physician by the Medicare Administrative Contractors. For fiscal 2021, less than 2% of VITAS’ net revenue was attributable to physician services.

Medicare Limits on Hospice Care Payments. Medicare payments for hospice services are subject to two additional limits or “caps”. Each of VITAS’ hospice programs is separately subject to both of these “caps”. Both of these “caps” are determined on an annual basis for the period running from October 1 through September 30 of each year.

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

Second, Medicare payments to a hospice are also subject to a separate cap based on overall average payments per admission. Any payments exceeding this overall hospice cap must be refunded by the hospice. This cap was set at $30,683.93 per admission for the twelve month period ended on September 30, 2021, increased to $31,297.61 for the twelve month period ending on September 30,

2022, and is adjusted annually to account for inflation. VITAS’ hospices may be subject to future payment reductions or recoupments as the result of this cap.

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

Overview of Government Payments – Medicaid

Medicaid Coverage and Reimbursements. State Medicaid programs are another source of VITAS’ net patient revenue. Medicaid is a state-administered program financed by state funds and federal funds to provide medical assistance to the indigent and certain other eligible persons. For those states that elect to provide a hospice benefit, the Medicaid program is required to pay the hospice at rates at least equal to the rates provided under Medicare and calculated using the same methodology. States maintain flexibility to establish their own hospice election procedures and to limit the number and duration of benefit periods for which they will pay for hospice services. Reimbursement from state Medicaid programs in 2021 accounted for approximately 5% of VITAS’ revenues.

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

On August 6, 2019, the Centers for Medicare and Medicaid Services released the fiscal year 2020 hospice wage index and payment rate update (FY 2020 update). The FY 2020 update includes the normal yearly inflationary increase by level of care plus a rebasing of the continuous care, inpatient care and respite care rates. The rebasing of these levels of care was to reflect non-inflationary changes in providers’ costs over time. The rebasing increased the national average reimbursement rate for continuous care by 39.9% and inpatient care by 34.7%. Respite care is not material to our operations. The rebasing of these levels of care was effective on October 1, 2019. On July 31, 2021, the Centers for Medicare and Medicaid Services released the 2022 inflationary increase effective October 1, 2021, which was 2.0%

On March 27, 2020, the CARES Act was passed. Among other things, it suspended the 2% reimbursement cut for all Medicare programs for the period May 1, 2020 to December 31, 2020. Subsequent legislation has been passed that continues to suspend the 2% reimbursement cut through March 31, 2022. Sequestration will be phased back into place at 1% from April 1, 2022 to June 30, 2022 and the full 2% thereafter.

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

Currently, VITAS is one of a group of hospice providers selected by the OIG’s Office of Audit Services (“OAS”) for inclusion in an audit of the provision of elevated level-of-care hospice services to a sample of patients. Please see Note 17 “Legal and Regulatory Matters” for a further description of the audit and certain possible claims that may arise out of it.

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

At December 31, 2021, the Company’s accrual for its estimated liability for potential environmental cleanup and related costs arising from the 1991 sale of DuBois Chemicals Inc. (“DuBois”) amounted to $1.7 million. Of this balance, $901,000 is included in other liabilities and $826,000 is included in other current liabilities. The Company is contingently liable for additional DuBois-related environmental cleanup and related costs up to a maximum of $14.9 million. On the basis of a continuing evaluation of the Company’s potential liability, and in consultation with the Company’s environmental attorney, management believes that it is not probable this additional liability will be paid. Accordingly, no provision for this contingent liability has been recorded. Although it is not presently possible to reliably project the timing of payments related to the Company’s potential liability for environmental costs, management believes that any adjustments to its recorded liability will not materially adversely affect its financial position or results of operations.

The Company, to the best of its knowledge, is currently in compliance in all material respects with the environmental laws and regulations affecting its operations. Such environmental laws, regulations and enforcement proceedings have not required the Company to make material increases in or modifications to its capital expenditures and they have not had a material adverse effect on sales or net income. Capital expenditures for the purpose of complying with environmental laws and regulations during 2020 and 2021 with respect to continuing operations are not material in amount; there can be no assurance, however, that presently unforeseen legislative enforcement actions will not require additional expenditures.

The Company’s environmental policy is available on its website at ir.chemed.com/corporate-governance/highlights under governance documents.

Human Capital Resources

As of December 31, 2021, the Company, including its subsidiaries Roto-Rooter and VITAS, had a total of 14,137 employees.

As Roto-Rooter and VITAS are both service businesses, the Company recognizes and appreciates that our employees are crucial to our success, and that the attraction and retention of top talent, as well as the training and promotion of that talent, must be key focuses of our businesses.

The Company’s Human Rights Policy is available on its website at: ir.chemed.com/corporate/governance/highlights under Governance Documents.

Workforce Safety and Training

The Company’s continued success depends on maintaining a safe and healthy work force. Both Roto-Rooter and VITAS operate businesses where the safety of its employees is a significant focus. During the current pandemic, both businesses have adapted to new safety challenges, including sourcing PPE for employees and ensuring that it is available as needed, implementing new protocols in their offices or in dealing with customers and patients (including expanding telehealth offerings), contracting with third parties to ensure that COVID tests and vaccines are available, and making work-from-home or other different working arrangements available when feasible.

Roto-Rooter’s safety program is designed to help ensure the safety of our employees and customers. Its “Safety Certified Program” is deployed to all field employees, including supervisors, managers, and sales personnel. The program includes trainings and policies that cover hazard assessment, environmental issues (including lead and asbestos), personal protective equipment, back support injury prevention, fire safety, and infectious disease (specifically including COVID-19 awareness and protocols). Roto-Rooter’s safety training also includes OHSA specific compliance and specialty training depending on the role of the individual, including topics such as electrical safety, torch safety, mainline drain machine safety, driving safety, and other OSHA awareness topics. Roto-Rooter employs regional safety managers, who are all OSHA authorized trainers, as well as other employees across its geographies who are authorized to provide OSHA training. Specialized roles, such as excavation and water restoration, receive specialized training.

Roto-Rooter’s training also extends beyond safety and into human resources and other topics, depending on the role of the employee. All managers receive training in human resources topics, ranging from discrimination, to harassment, to workplace violence, leaves of absence, and other relevant matters. Additional training is given in other topics throughout employees’ careers, both on the job and in the classroom, specific to the roles of the employees.

Similarly, VITAS has developed a safety program designed to help keep its employees and patients healthy and safe. In addition to its standard program, that includes trainings on standard safety issues including OSHA matters and other regulatory safety matters, throughout the COVID-19 pandemic, VITAS has adapted to the changing landscape of the disease and guidance from the CDC and other regulatory agencies, and has put together dozens of trainings for its employees to help deal with continuing to provide safe patient care. These trainings covered topics such as information about the disease itself and transmissibility, hygiene, PPE usage and guidelines, telehealth visits, isolation and quarantining precautions, health checks, and other related areas, and were targeted to employees based on their roles within the Company.

VITAS employs a learning management system to deploy and track training provided to its employees on a regular basis, across a range of topics in addition to the safety ones discussed above, including clinical areas, processes, functional areas, leadership topics, human resources topics (including diversity) and regulatory compliance (including HIPAA). Employees are provided training upon onboarding with the Company, and then periodically as appropriate for their individual roles. VITAS continually reviews and revises its trainings depending on business and regulatory risks, as well as the needs of its employees. For example, VITAS also has developed and made available personal healthcare wellness trainings, to help provide assistance to its employees deal with the stresses faced throughout the pandemic.

Hiring, Retention, and Compensation

Both Roto-Rooter and VITAS are service providers, whose employees engage with their customers and patients on a daily basis. For both businesses, hiring and keeping productive employees is an essential function and focus of the business.

Roto-Rooter’s focus on hiring and retaining the right people starts during the recruitment process, where both local and centralized teams are involved in the process. After hire, new employees are given appropriate training for their individual roles, with new hires in many roles being managed by a “Hiring Manager” for their first year of employment. Roto-Rooter instills as key values that part of each employee’s job is to both “Take Care of the Customer” and “Make it a Great Place to Work.” Through this focus, as well as a competitive compensation structure and promote-from-within culture, Roto-Rooter has been able to increase its workforce of technicians across the company during the difficult labor market of the COVID-19 pandemic.

VITAS also focuses on hiring, training and promoting the right talent, and believes that its vision of providing the best available patient and family care is delivered by its committed and compassionate employees. It has an automated recruitment process, designed to increase efficiencies and decrease the time to fill open positions, as well as continue to grow its brand presence in the talent market. It has continued to adapt to the new hiring and retention challenges brought on by the pandemic and current healthcare labor environment on a market-by-market and role-by-role basis.

Diversity

Maintaining a diverse and inclusive workforce is necessary to continue our success. Diverse perspectives help foster continued innovation. Moreover, as a provider of services, our businesses understand that a diverse and inclusive workforce is necessary to best identify and build relationships with our equally diverse customers and patients. Both Roto-Rooter and VITAS highly value diversity in their workplaces and have established and maintained diverse workforces that are constantly evolving to better resemble the communities and populations that we serve.

Cybersecurity

The Company treats cybersecurity risk seriously and is focused on maintaining and regularly updating the security of our systems, networks, technologies and data.

The number and sophistication of attempts to disrupt or penetrate our systems continues to grow, specifically including the rapid increase on attempts against healthcare companies that was observed in early 2021. To combat the ever-increasing sophistication of cyberattacks, we are continuously working to improve methods for detecting and preventing attacks. We have implemented policies and procedures and developed specific training for our employees, including regular updates and reminders, to help prevent and mitigate any issues that may be caused by any attacks. Further, we regularly engage independent third-party cyber experts to test for vulnerabilities in our environment. We also conduct our own internal simulations to help assess and strengthen our defenses.

We also acknowledge that cyberattack risk may occur with our third-party technology service providers. High-profile cyberattacks have occurred at healthcare companies, credit bureaus, financial institutions, and other businesses for the purpose of acquiring the confidential information of individuals, including potential customers and patients. We take measures to prevent and mitigate issues caused by any such attacks, including outreach to our providers and other third-parties that we engage with, in order to ascertain any potential downstream implications of known breaches.

To date, the increase in cyberattacks has not resulted in any material disruption of our operations or material harm to our customers or patients. However, while we have significant internal resources, policies and procedures designed to prevent or limit the effect of the possible failure, interruption or security breach of our information systems, there can be no assurance that any such failure, interruption or security breach will not occur in the future, or if they do occur, that they will be adequately addressed.

Senior management and the Audit Committee of our Board of Directors are regularly briefed on cybersecurity matters.

Acquisitions

No acquisitions were completed in 2021.

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

Annual reports, press releases, Board Committee charters, Code of Ethics, Corporate governance guidelines and other printed materials may be obtained from the website or from Chemed Investor Relations without charge by writing to, 255 East Fifth Street, Suite 2600, Cincinnati, Ohio 45202. The Company intends to satisfy the disclosure requirement under Item 5.05 of Form 8-K by posting such information on its website, in the event of any such amendment or waiver.

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

We continue to closely monitor the impact of the COVID-19 pandemic on all aspects of our business and geographies, including how it will impact our customers, team members, suppliers, vendors, business partners and distribution channels. The COVID-19 pandemic has created significant volatility, uncertainty and economic disruption, which has and will continue to adversely affect our business operations and may materially and adversely affect our results of operations, cash flows and financial position.

For additional information regarding specific risk factors related to COVID-19 pandemic, see Management’s Discussion and Analysis of Financial Condition and Results of Operation under Part I., Item 2 of this Annual Report on Form-10K.

ROTO-ROOTER

We face intense competition from numerous, fragmented competitors. If we do not compete effectively, our business may suffer.

We face intense competition from numerous competitors. The sewer, drain and pipe cleaning, excavation, plumbing repair and water restoration businesses are highly fragmented, with the bulk of the competitors consisting of local and regional entities. We compete primarily on the basis of advertising, range of services provided, name recognition, availability of emergency service, speed and quality of customer service, service guarantees and pricing. Our competitors may succeed in developing new or enhanced products and services more successful than ours and in marketing and selling existing and new products and services better than we do. In addition, new competitors may emerge. We cannot make any assurances that we will continue to be able to compete successfully with any of these companies.

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

Additionally, throughout the COVID-19 pandemic, rules and regulations have been promulgated that could affect the ability for Roto-Rooter to hire new or retain current employees, particularly if those employees have decided not to get vaccinated against COVID-19. In the event that new rules or regulations are promulgated that regulate the ability of employees to continue to be employed in the event that they are not vaccinated, or be employed only under certain testing or other restrictions, Roto-Rooter could lose a significant percentage of its workforce, particularly in the event that the terms of the rules or regulations would treat Roto-Rooter differently than its competitors. Such a loss could have a material adverse effect on Roto-Rooter’s ability to service its customers and on its revenues

Cybersecurity

Our information technology systems hold sensitive customer information in the ordinary course of business, including names, addresses, and partial credit card information.  Additionally, we utilize those same systems to perform our day-to-day activities, such as receiving customer calls, dispatching technicians to jobs, and maintaining an accurate record of all transactions.  We have not experienced any known system/data breaches on our information technology systems that compromised customer data or the company’s proprietary data.  We maintain our information technology systems with safeguard protection against cyber-attacks, including intrusion detection and protection services, firewalls, and virus detection software.  Additionally, every month, we test our information technology systems using cyber-scanning software and other methods to learn how a successful system/data breach may occur. If a deficiency is detected, our IT staff will log and remediate the deficiency prescribed by the vendor or manufacturer.  Roto-Rooter has developed and tested a response plan in the event of a successful system/data breach and maintains commercial insurance related to cyber-security. Additionally, we obtain internal control reports from key vendors that maintain company data or process company transactions on a yearly basis. We review these reports to detect any potential cybersecurity issues. However, these safeguards do not ensure that a significant system/data breach may occur.  Due to the pandemic, certain roles have been conducted remotely, increasing the role and importance of our information technology and security systems. A successful attack on our information technology systems could significantly affect the business, including liability for compromised customer information and business interruption.

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

15% to 20% of VITAS’ days of care are provided to patients who reside in nursing homes. Changes in the laws and regulations regarding payments for hospice services and “room and board” provided to VITAS’ hospice patients residing in nursing homes could reduce its net patient service revenue and profitability.

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

Changes in these laws, rules and regulations or their interpretations or methods of enforcement could reduce VITAS’ net patient service revenue and profitability, or increase VITAS’ liabilities, cost of compliance, or legal and other costs in defending any claims. VITAS’ ability to comply with such regulations is a key factor in determining the success of its business. See the “Government Regulations” section of this 10-K for a greater description of these matters.

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

Federal and state legislative and regulatory initiatives could require VITAS to expend substantial sums on acquiring, implementing and supporting new information systems, which could negatively impact its profitability and cash flows.

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

A nationwide shortage of qualified nurses and aides could adversely affect VITAS’ profitability, growth and ability to continue to provide quality, responsive hospice services to its patients as nursing and health aides’ wages and benefits increase.

A significant portion of VITAS’ workforce is licensed nurses. VITAS depends on qualified nurses to provide quality, responsive hospice services to its patients. The current nationwide shortage of qualified nurses impacts some of the markets in which VITAS provides hospice services. In response to this shortage, VITAS has adjusted its wages and benefits to recruit and retain nurses and to engage contract nurses. Similarly, due to the pandemic, there is currently a shortage of home health aides, who provide many of the hospice services provided by VITAS. VITAS has also adjusted its wages and benefits to recruit and retain home health and other aides. VITAS’ inability to attract and retain qualified nurses and aides could adversely affect its ability to provide quality, responsive hospice services to its patients and its ability to increase or maintain patient census in those markets. Increases in the wages and benefits required to attract and retain qualified nurses or an increase in reliance on contract nurses could negatively impact profitability.

VITAS may not be able to compete successfully against other hospice providers, and competitive pressures may limit its ability to maintain or increase its market position, which could adversely affect its profitability, financial condition and cash flows.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

The Company’s corporate offices and the headquarters for Roto-Rooter are located in Cincinnati, Ohio. Roto-Rooter has manufacturing and distribution center facilities in West Des Moines, Iowa and has 328 leased and owned office and service facilities in 34 states. VITAS, headquartered in Miami, operates 49 programs from 180 leased and owned facilities and 28 inpatient units in 16 states and the District of Columbia.

All “owned” property is held in fee and is subject to the security interests of the holders of our debt instruments. The leased properties have lease terms ranging from monthly to ten years. Management does not foresee any difficulty in renewing or replacing the remainder of its current leases. The Company considers all of its major operating properties to be maintained in good operating condition and to be generally adequate for present and anticipated needs.

Item 3. Legal Proceedings

The Company’s disclosure related to legal proceedings is set forth in Note 17 “Legal and Regulatory Matters” included in the Notes to the Consolidated Financial Statements included with this report, and is incorporated herein by reference.

Item 4. Mine Safety Disclosures

None

Executive Officers of the Company

Name	Age	Office	First Elected
Kevin J. McNamara	68	President and Chief Executive Officer	August 2, 1994 (1)
David P. Williams	61	Executive Vice President and Chief Financial Officer	March 5, 2004 (2)
Spencer S. Lee	66	Executive Vice President	May 15, 2000 (3)
Nicholas M. Westfall	43	Executive Vice President	June 16, 2016 (4)
Michael D. Witzeman	51	Vice President and Controller	May 21, 2012 (5)
Brian C. Judkins	41	Vice President and Chief Legal Officer	August 31, 2020 (6)

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

Each executive officer holds office until the annual election at the next annual organizational meeting of the Board of Directors of the Company which is scheduled to be held on May 16, 2022.

PART II

Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company has historically paid cash dividends quarterly. However, future dividends are dependent upon the Company’s earnings and financial condition, compliance with certain debt covenants and other factors not presently determinable.

As of February 11, 2022, there were approximately 1,357 stockholders of record of the Company’s Capital Stock. This number only includes stockholders of record and does not include stockholders with shares beneficially held in nominee name or within clearinghouse positions of brokers, banks or other institutions.

During 2021, the number of shares of Capital Stock repurchased by the Company, the weighted average price paid for each share, the cumulative shares repurchased under each program and the dollar amounts remaining under each program were as follows:

Company Purchase of Shares of Capital Stock

	Total Number	Weighted Average	Cumulative Shares	Dollar Amount
	of Shares	Price Paid Per	Repurchased Under	Remaining Under
	Repurchased	Share	the Program	The Program

February 2011 Program
January 1 through January 31, 2021	-	$-	9,030,125	$178,424,171
February 1 through February 28, 2021	20,000	446.44	9,050,125	169,495,380
March 1 through March 31, 2021	80,000	447.98	9,130,125	$133,656,728

First Quarter Total	100,000	$447.67

April 1 through April 30, 2021	14,685	$478.70	9,144,810	$126,627,084
May 1 through May 31, 2021 (1)	200,315	486.65	9,345,125	329,142,814
June 1 through June 30, 2021	35,000	496.21	9,380,125	$311,775,318

Second Quarter Total	250,000	$487.52

July 1 through July 31, 2021	-	$-	9,380,125	$311,775,318
August 1 through August 31, 2021	279,171	465.57	9,659,296	181,801,156
September 1 through September 30, 2021	70,829	476.60	9,730,125	$148,044,270

Third Quarter Total	350,000	$467.80

October 1 through October 31, 2021	-	$-	9,730,125	$148,044,270
November 1 through November 30, 2021 (2)	220,000	490.10	9,950,125	340,222,382
December 1 through December 31, 2021	275,529	501.87	10,225,654	$201,941,318

Fourth Quarter Total	495,529	$496.64

(1) In May 2021, our Board of Directors authorized an additional $300 million under the February 2011 Repurchase Program.
(2) In November 2021, our Board of Directors authorized an additional $300 million under the February 2011 Repurchase Program.

As of December 31, 2021, the number of stock options and performance share units outstanding under the Company’s equity compensation plans, the weighted average exercise price of outstanding options, and the number of securities remaining available for issuance were as follows:

EQUITY COMPENSATION PLAN INFORMATION

	Number of securities to be issued upon exercise of outstanding warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column)
Plan Category

Equity compensation plans approved by stockholders (1)	1,190,961	$380.29	540,320

________________

(1)          Amount includes 36,924 shares allocated to certain employees which vest upon attainment of specified earnings per share targets and specified total shareholder return targets.

Comparative Stock Performance

The graph below compares the yearly percentage change in the Company’s cumulative total stockholder return on Capital Stock (as measured by dividing (i) the sum of (A) the cumulative amount of dividends for the period December 31, 2016, to December 31, 2021, assuming dividend reinvestment, and (B) the difference between the Company’s share price at December 31, 2016 and December 31, 2021; by (ii) the share price at December 31, 2016) with the cumulative total return, assuming reinvestment of dividends, of the (1) S&P 500 Stock Index and (2) Dow Jones Industrial Diversified Index.

Comparison of 5 Year Cumulative Total Return
Assumes Initial Investment of $100
December 2021
400.00
350.00
300.00
250.00
200.00
150.00
100.00
50.00
0.00
2016
2017
2018
2019
2020
2021
Chemed Corporation
S&P 500 Index - Total Return
Dow Jones Diversified Industrials Index

December 31	2016	2017	2018	2019	2020	2021
Chemed Corporation	100.00	152.32	178.23	277.30	337.17	335.90
S&P 500	100.00	121.83	116.49	153.17	181.35	233.41
Dow Jones Diversified Industrials	100.00	93.41	69.98	88.80	99.85	109.82

Item 6. Reserved

Item 7. Management’s Discussion and Analysis of Financial Conditions and Results of Operations

The information called for by this Item is set forth on pages 75 through 97 of the 2021 Annual Report to Stockholders and is incorporated herein by reference.

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

The market value of the Company’s long-term debt at December 31, 2021 is approximately $185.0 million which equals the carrying value as all outstanding debt is at a variable interest rate.

Item 8. Financial Statements and Supplementary Data

The consolidated financial statements, together with the report thereon of PricewaterhouseCoopers LLP dated February 28, 2022, appearing on pages 39 through 71 of the 2021 Annual Report to Stockholders are incorporated herein by reference.

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

Management’s Report on Internal Control Over Financial Reporting

Refer to Management’s Report on Internal Control over Financial Reporting and Report of Independent Registered Public Accounting Firm on pages 39 through 41 of the Company’s 2021 Annual Report to Stockholders, which are incorporated herein by reference.

Changes in Internal Control Over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act during the Company’s fiscal quarter ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

Not applicable.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The directors of the Company are:

Kevin J. McNamara

Ron DeLyons

Joel F. Gemunder

Patrick P. Grace

Christopher J. Heaney

Thomas C. Hutton

Andrea R. Lindell

Thomas P. Rice

Donald E. Saunders

George J. Walsh III

The additional information required under this Item is set forth in the Company’s 2022 Proxy Statement and in Part I hereof under the caption “Executive Officers of the Registrant” and is incorporated herein by reference.

The Company has adopted a Code of Ethics that applies to the Company’s principal executive officer, principal financial officer, principal accounting officer, directors and employees. A copy of this Code of Ethics is incorporated with this report as Exhibit 14 and it is also posted on the Company’s Web site, www.chemed.com.

Item 11. Executive Compensation

Information required under this Item is set forth in the Company’s 2022 Proxy Statement, which is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required under this Item is set forth in the Company’s 2022 Proxy Statement, which is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions and Director Independence.

Information required under this Item is set forth in the Company’s 2022 Proxy Statement, which is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

Audit Fees

PricewaterhouseCoopers LLP charged the Company $2,165,000 for 2020 and $2,260,000 for 2021. These fees were for professional services rendered for the integrated audit of the Company’s annual financial statements and of its internal control over financial reporting, review of the financial statements included in the Company’s Forms 10-Q and review of documents filed with the SEC.

Audit-Related Fees

PricewaterhouseCoopers LLP charged the Company $150,000 for 2020 and $171,000 for 2021, for audit-related services. These services were related primarily to the audit of one of VITAS’ Florida subsidiaries.

Tax Fees

No such services were rendered in 2020 or 2021.

All Other Fees

No such other services were rendered in 2020 or 2021.

The Audit Committee has adopted a policy which requires the Committee’s pre-approval of audit and non-audit services performed by the independent auditor to assure that the provision of such services does not impair the auditor’s independence. The Audit Committee pre-approved all of the audit and non-audit services rendered by PricewaterhouseCoopers LLP as listed above.

PART IV

Item 15	Exhibits and Financial Statement Schedule
Exhibits
3.1	Certificate of Incorporation of Chemed Corporation.*

3.2	Certificate of Amendment to Certificate of Incorporation, dated May 15, 2006.*

3.3	By-Laws of Chemed Corporation, as amended February 17, 2017.*

4.1	Description of Securities.*

10.1	2006 Stock Incentive Plan, as amended August 11, 2006.*,**

10.2	2010 Stock Incentive Plan.*,**

10.3	2015 Stock Incentive Plan*,**

10.4	2018 Stock Incentive Plan*,**

10.5	Employment Agreement with David P. Williams dated December 1, 2006.*,**

10.6	First Amendment to Employment Agreement with David P. Williams dated July 9, 2009.*,**

10.7	Consulting Agreement with Timothy S. O'Toole dated June 16, 2016.*,**

10.8	Employment Agreement with Kevin J. McNamara dated May 3, 2008.*,**

10.9	First Amendment to Employment Agreement with Kevin J. McNamara dated July 9, 2009.*,**

10.10	Excess Benefits Plan, as restated and amended, effective June 1, 2001.*,**

10.11	Amendment No. 1 to Excess Benefits Plan, effective July 1, 2001.*,**

10.12	Amendment No. 2 to Excess Benefits Plan, effective November 7, 2003.*,**

10.13	Non-Employee Directors’ Deferred Compensation Plan.*,**

10.14	Chemed/Roto-Rooter Savings & Retirement Plan, effective January 1, 1999.*,**

10.15	First Amendment to Chemed/Roto-Rooter Savings & Retirement Plan, effective September 6, 2000.*,**

10.16	Second Amendment to Chemed/Roto-Rooter Savings & Retirement Plan, effective January 1, 2001.*,**

10.17	Third Amendment to Chemed/Roto-Rooter Savings & Retirement Plan, effective December 12, 2001.*,**

10.18	Directors Emeriti Plan.*,**

10.19	Chemed Corporation Change in Control Severance Plan, as amended August 3, 2018.**

10.20	Chemed Corporation Senior Executive Severance Policy, as amended August 3, 2018**

10.21	Roto-Rooter Deferred Compensation Plan No. 1, as amended January 1, 1998.*,**

10.22	Roto-Rooter Deferred Compensation Plan No. 2.*,**

10.23	Form of Performance-Based Restricted Stock Units Award*,**

10.24	Form of Stock Option Grant, pre-2013.*,**

10.25	Form of Stock Option Grant, 2013.*,**

10.26	Form of Stock Option Grant, 2015. *,**

10.27	Form of Stock Option Grant, 2018. *,**

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

10.30	Fourth Amended and Restated Credit Agreement by and among Chemed Corporation, JP Morgan Chase Bank NA, and other lenders as of June 30, 2018, exhibits and schedules thereto.*

13	2021 Annual Report to Stockholders.

14	Policies on Business Ethics of Chemed Corporation

21	Subsidiaries of Chemed Corporation.

23	Consent of Independent Registered Public Accounting Firm.

24	Powers of Attorney.

31.1	Certification by Kevin J. McNamara pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act of 1934.

31.2	Certification by David P. Williams pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act of 1934.

31.3	Certification by Michael D. Witzeman pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act of 1934.

32.1	Certification by Kevin J. McNamara pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by David P. Williams pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.3	Certification by Michael D. Witzeman pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document*

101.SCH	XBRL Extension Schema*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase*

101.DEF		XBRL Taxonomy Extension Definition Linkbase*

101.LAB		XBRL Taxonomy Extension Label Linkbase*

101.PRE		XBRL Taxonomy Extension Presentation Linkbase*
	*	This exhibit is being filed by means of incorporation by reference (see Index to Exhibits on page E-1). Each other exhibit is being filed with this Annual Report on Form 10-K.
	**	Management contract or compensatory plan or arrangement.
Financial Statement Schedule
See Index to Financial Statements and Financial Statement Schedule on page S-1.

Item 16. Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the
registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

February 28, 2022

CHEMED CORPORATION

/s/ Kevin J. McNamara
Kevin J. McNamara
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title		Date

/s/ Kevin J. McNamara	President and Chief Executive Officer and a Director
Kevin J. McNamara	(Principal Executive Officer)

/s/ David P. Williams	Executive Vice President and Chief Financial Officer
David P. Williams	(Principal Financial Officer)

/s/ Michael D. Witzeman	Vice President and Controller
Michael D. Witzeman	(Principal Accounting Officer)		February 28,
2022

Ron DeLyons*
Joel F. Gemunder*
Patrick P. Grace*
Thomas C. Hutton*	-- Directors
Christopher J. Heaney*
Andrea R. Lindell*
Thomas P. Rice*
Donald E. Saunders*
George J Walsh III*

* Brian C. Judkins by signing his name hereto signs this document on behalf of each of the persons indicated
above pursuant to powers of attorney duly executed by such persons and filed with the Securities and
Exchange Commission.

February 28, 2022		/s/ Brian C. Judkins
Date		Brian C. Judkins
(Attorney-in-Fact)

CHEMED CORPORATION AND SUBSIDIARY COMPANIES

INDEX TO FINANCIAL STATEMENTS

2019, 2020 AND 2021

Page(s)

Chemed Corporation Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm	40*
Consolidated Statements of Income	42*
Consolidated Balance Sheets	43*
Consolidated Statements of Cash Flows	44*
Consolidated Statements of Changes in Stockholders’ Equity	45*
Notes to Consolidated Financial Statements	46*

________________

*Indicates page numbers in Chemed Corporation 2021 Annual Report to Stockholders

The consolidated financial statements of Chemed Corporation listed above, appearing in the 2021 Annual Report to Stockholders, are incorporated herein by reference. Schedules not included have been omitted because they are not applicable or the required information is shown in the financial statements or notes thereto as listed above.

INDEX TO EXHIBITS

			Page Number
			or
			Incorporation by
			Reference

Exhibit		File No. and	Previous
Number		Filing Date	Exhibit No.

3.1	Certificate of Incorporation of Chemed Corporation (p)	Form S-3 Reg. No. 33-44177 11/26/91	4.1

3.2	Certificate of Amendment to Certificate Incorporation, dated May 15, 2006	Form 8-K 5/16/06	3.1

3.3	By-Laws of Chemed Corporation as amended February 17, 2017	Form 8-K 2/17/17	3.1

4.1	Description of Securities	Form 10-K 2/26/20	4.1

10.1	2006 Stock Incentive Plan, as amended August 11, 2006	Form 10-Q 8/14/06, **	10.1

10.2	2010 Stock Incentive Plan	Form 8-K 5/18/10, **	99.1

10.3	2015 Stock Incentive Plan	Form S-8 7/15/15, **	4.5

10.4	2018 Stock Incentive Plan	Form S-8 5/23/18, **	4.5

10.5	Employment Agreement with David P. Williams dated December 1, 2006	Form 8-K 12/1/06, **	10.01

10.6	First Amendment to Employment Agreement with David P. Williams dated July 9, 2009	Form 10-Q 10/30/09,**	10.20

10.7	Consulting Agreement with Timothy S. O'Toole dated June 16, 2016	Form 8-K 6/8/16, **	10.10

10.8	Employment Agreement with Kevin J. McNamara dated May 3, 2008.	Form 8-K 5/6/08,**	10.01

10.9	First Amendment to Employment Agreement with Kevin J. McNamara dated July 9, 2009	Form 10-Q 10/30/09, **	10.10

10.10	Excess Benefits Plan, as restated and amended, effective June 1, 2001	Form 10-K 3/12/04,**	10.24

10.11	Amendment No. 1 to Excess Benefits Plan, effective July 1, 2002	Form 10-K 3/12/04,**	10.25

10.12	Amendment No. 2 to Excess Benefits Plan, effective November 7, 2003	Form 10-K 3/12/04,**	10.26

10.13	Non-Employee Directors' Deferred Compensation Plan (p)	Form 10-K 3/24/88,**	10.10

10.14	Chemed/Roto-Rooter Saving & Retirement Plan effective January 1, 1999	Form 10-K 3/25/99,**	10.25

10.15	First Amendment to Chemed/Roto-Rooter Savings & Retirement Plan effective September 6, 2000	Form 10-K 3/28/02,**	10.22

10.16	Second Amendment to Chemed/Roto-Rooter Savings & Retirement Plan effective January 1, 2001	Form 10-K 3/28/02,**	10.23

10.17	Third Amendment to Chemed/Roto-Rooter Savings & Retirement Plan effective December 12, 2001	Form 10-K 3/28/02,**	10.24

10.18	Directors Emeriti Plan (p)	Form 10-Q 5/12/88, **	10.11

10.19	Change in Control Severance Plan as amended August 3, 2018	*

10.20	Senior Executive Severance Policy as amended August 3, 2018	*

10.21	Roto-Rooter Deferred Compensation Plan No.1, as amended January 1, 1998	Form 10-K 3/28/01,**	10.37

10.22	Roto-Rooter Deferred Compensation Plan No. 2	Form 10-K 3/28/01,**	10.38

10.23	Form of Performance Based Restricted Stock Unit Award	Form 10-K 2/27/14,**	10.32

10.24	Form of Stock Option Grant Pre-2013	Form 10-K 3/28/05,**	10.51

10.25	Form of Stock Option Grant - 2013	Form 10-K 2/27/14,**	10.35

10.26	Form of Stock Option Grant - 2015	Form 10-K 2/26/16,**	10.30

10.27	Form of Stock Option Grant - 2018	Form 10-K 2/26/20,**	10.29

10.28

Settlement Agreement, effective October 30, 2017 by and among the United States of America, acting through the United States Department of Justice and on behalf of the Office of the Inspector General of the Department of Health and Human Services, VITAS Hospice Services, L.L.C., VITAS Healthcare Corporation, VITAS Healthcare Corporation of California, VITAS Healthcare Corporation of Illinois, VITAS Healthcare Corporation of Florida, VITAS Healthcare Corporation of Ohio, VITAS Healthcare Corporation of Atlantic, VITAS Healthcare of Texas, L.P., VITAS Healthcare Corporation Midwest, VITAS Healthcare Corporation of Georgia, Chemed Corporation, and the various Relators named therein

		Form 8-K 11/2/17	10.01

10.29	Corporate Integrity Agreement, effective October 30, 2017 between the Office of Inspector General of the Department of Health and Human Services and VITAS Hospice Services, L.L.C., VITAS Healthcare Corporation, VITAS Healthcare Corporation of California, VITAS Healthcare Corporation of Illinois, VITAS Healthcare Corporation of Florida, VITAS Healthcare Corporation of Ohio, VITAS Healthcare Corporation of Atlantic, VITAS Healthcare of Texas, L.P., VITAS Healthcare Corporation Midwest, and VITAS Healthcare Corporation of Georgia	Form 8-K 11/2/17	10.02

10.30	Fourth Amended and Restated Credit Agreement by and among Chemed Corporation, JP Morgan Chase Bank NA, and other lenders as of June 20, 2018 exhibits and schedules thereto	Form 8-K 6/22/18	10.10

14	Policies on Business Ethics of Chemed Corporation	Form 10-K 2/27/14,**	14

21	Subsidiaries of Chemed Corporation	*

23	Consent of Independent Registered Public Accounting Firm	*

24	Powers of Attorney	*

31.1	Certification by Kevin J. McNamara pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act of 1934	*

31.2	Certification by David P. Williams pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act of 1934	*

31.3	Certification by Michael D. Witzeman pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act of 1934	*

32.1	Certification by Kevin J. McNamara pursuant to Section 906 of the Sarbanes Oxley Act of 2002	*

32.2	Certification by David P. Williams pursuant to Section 906 of the Sarbanes Oxley Act of 2002	*

32.3	Certification by Michael D. Witzeman pursuant to Section 906 of the Sarbanes Oxley Act of 2002	*

101.INS	XBRL Instance Document	*

101.SCH	XBRL Extension Schema	*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase	*

101.DEF	XBRL Taxonomy Definition Linkbase	*

101.LAB	XBRL Taxonomy Extension Label Linkbase	*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase	*

* Filed herewith.
** Management contract or compensatory plan arrangement.
(p) Paper filing

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

The Company’s management, including the President and Chief Executive Officer, Executive Vice President and Chief Financial Officer and Vice President and Controller, has conducted an evaluation of the effectiveness of its internal control over financial reporting as of December 31, 2021, based on the framework established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this evaluation, management concluded that internal control over financial reporting was effective as of December 31, 2021, based on criteria in Internal Control—Integrated Framework issued by COSO.

PricewaterhouseCoopers LLP, our independent registered public accounting firm, has audited the effectiveness of the Company’s internal control over financial reporting as of December 31, 2021, as stated in their report which appears on pages 40 through 41.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Chemed Corporation

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Chemed Corporation and its subsidiaries (the “Company”) as of December 31, 2021 and 2020, and the related consolidated statements of income, of changes in stockholders’ equity and of cash flows for each of the three years in the period ended December 31, 2021, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

VITAS Revenue Implicit Price Concessions

As described in Note 2 to the consolidated financial statements, service revenue for VITAS is reported at the amount that reflects the ultimate consideration management expects to receive in exchange for providing patient care. These amounts are due from third-party payors, primarily commercial health insurers and government programs (Medicare and Medicaid). Management estimates the transaction price for patients with deductibles and coinsurance, along with those uninsured patients, based on historical experience and current conditions. The estimate of any contractual adjustments, discounts or implicit price concessions reduces the amount of revenue initially recognized. Settlement with third-party payors for retroactive adjustments due to audits, reviews or investigations are considered variable consideration and are included in the determination of the estimated transaction price for providing patient care. The variable consideration is estimated based on the terms of the payment agreement, existing correspondence from the payor and the Company’s historical settlement activity. The impact of these estimates is disclosed as implicit price concessions and totaled $11.5 million for the year-ended December 31, 2021.

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

February 28, 2022

We have served as the Company’s auditor since 1971.

CONSOLIDATED STATEMENTS OF INCOME

Chemed Corporation and Subsidiary Companies
(in thousands, except per share data)
For the Years Ended December 31,	2021	2020	2019

Service revenues and sales (Note 2)	$2,139,261	$2,079,583	$1,938,555
Cost of services provided and goods sold (excluding depreciation)	1,369,458	1,378,197	1,321,126
Selling, general and administrative expenses	366,727	330,218	305,712
Depreciation	49,011	46,596	40,870
Amortization	10,040	9,987	4,335
Other operating (income)/expenses (Note 19)	987	(75,095)	9,132
Total costs and expenses	1,796,223	1,689,903	1,681,175
Income from operations	343,038	389,680	257,380
Interest expense	(1,868)	(2,355)	(4,535)
Other income--net (Note 10)	9,144	8,665	8,764
Income before income taxes	350,314	395,990	261,609
Income taxes (Note 11)	(81,764)	(76,524)	(41,686)
Net Income	$268,550	$319,466	$219,923

Earnings Per Share (Note 15)
Net Income	$17.14	$20.02	$13.77
Average number of shares outstanding	15,671	15,955	15,969
Diluted Earnings Per Share (Note 15)
Net Income	$16.85	$19.48	$13.31
Average number of shares outstanding	15,938	16,398	16,527

The Notes to Consolidated Financial Statements are integral parts of these statements.

CONSOLIDATED BALANCE SHEETS

Chemed Corporation and Subsidiary Companies
(in thousands, except shares and per share data)
December 31,	2021	2020
Assets
Current assets
Cash and cash equivalents (Note 9)	$32,895	$162,675
Accounts receivable	137,217	126,853
Inventories	10,109	7,095
Prepaid income taxes	17,377	6,603
Prepaid expenses	32,688	26,177
Total current assets	230,286	329,403
Investments of deferred compensation plans held in trust (Notes 14 and 16)	98,884	88,811
Properties and equipment, at cost, less accumulated depreciation (Note 12)	193,680	187,820
Lease right of use asset (Note 13)	125,048	123,448
Identifiable intangible assets less accumulated amortization (Note 6)	108,096	118,085
Goodwill	578,591	578,585
Other assets	8,138	8,759
Total Assets	$1,342,723	$1,434,911

Liabilities
Current liabilities
Accounts payable	$73,024	$54,234
Income taxes	41	9,464
Accrued insurance	55,918	54,703
Accrued compensation	95,598	91,282
Accrued legal	872	10,632
Short-term lease liability (Note 13)	37,913	36,200
Other current liabilities	39,033	42,593
Total current liabilities	302,399	299,108
Deferred income taxes (Note 11)	23,183	20,664
Long-term debt (Note 3)	185,000	-
Deferred compensation liabilities (Note 14)	98,597	88,456
Long-term lease liability (Note 13)	100,629	99,210
Other liabilities	9,642	26,273
Total Liabilities	719,450	533,711
Commitments and contingencies (Note 17)
Stockholders' Equity
Capital stock - authorized 80,000,000 shares $1 par; issued 36,513,857shares
(2020 - 36,258,638 shares)	36,514	36,259
Paid-in capital	1,044,341	961,404
Retained earnings	1,970,311	1,723,777
Treasury stock - 21,601,325 shares (2020 - 20,351,562 shares), at cost	(2,430,094)	(1,822,579)
Deferred compensation payable in Company stock (Note 14)	2,201	2,339
Total Stockholders' Equity	623,273	901,200
Total Liabilities and Stockholders' Equity	$1,342,723	$1,434,911

The Notes to Consolidated Financial Statements are integral parts of these statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
Chemed Corporation and Subsidiary Companies
(in thousands)
For the Years Ended December 31,	2021	2020	2019
Cash Flows from Operating Activities
Net income	$268,550	$319,466	$219,923
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	59,051	56,583	45,205
Stock option expense	22,502	18,422	14,831
Deferred payroll taxes	(18,175)	36,350	-
Litigation settlements	(9,440)	2,684	6,000
Noncash portion of long-term incentive compensation	7,745	7,208	5,740
Provision/(benefit) for deferred income taxes (Note 11)	2,400	1,433	(2,770)
Noncash directors' compensation	1,173	1,171	767
Amortization of debt issuance costs	306	306	306
Loss on sale of transportation equipment (Note 19)	-	-	2,266
Changes in operating assets and liabilities:
(Increase)/decrease in accounts receivable	(8,431)	12,773	(19,247)
(Increase)/decrease in inventories	(3,014)	367	(1,757)
Increase in prepaid expenses	(6,511)	(3,027)	(3,491)
Increase in accounts payable and other current liabilities	9,832	19,096	28,417
Change in current income taxes	(20,401)	13,525	161
Net change in lease assets and liabilities	(44)	1,206	3,108
Increase in other assets	(10,305)	(11,834)	(11,963)
Increase in other liabilities	12,074	12,323	12,354
Other sources	1,285	1,237	1,399
Net cash provided by operating activities	308,597	489,289	301,249
Cash Flows from Investing Activities
Capital expenditures	(58,675)	(58,831)	(53,022)
Business combinations, net of cash acquired (Note 7)	-	(3,600)	(138,010)
Other sources	918	871	272
Net cash used by investing activities	(57,757)	(61,560)	(190,760)
Cash Flows from Financing Activities
Purchases of treasury stock	(576,042)	(175,594)	(92,631)
Proceeds from revolving line of credit	210,300	174,900	482,900
Payments on revolving line of credit	(25,300)	(264,900)	(482,100)
Proceeds from exercise of stock options (Note 4)	35,848	50,382	34,380
Dividends paid	(22,016)	(21,079)	(19,788)
Capital stock surrendered to pay taxes on stock-based compensation	(15,129)	(25,328)	(28,474)
Change in cash overdraft payable	11,884	(9,849)	(3,927)
Other (uses)/sources	(165)	256	478
Net cash used by financing activities	(380,620)	(271,212)	(109,162)
(Decrease)/increase in cash and cash equivalents	(129,780)	156,517	1,327
Cash and cash equivalents at beginning of year	162,675	6,158	4,831
Cash and cash equivalents at end of year	$32,895	$162,675	$6,158

The Notes to Consolidated Financial Statements are integral parts of these statements.

CONSOLIDATED STATEMENTS OF CHANGES
IN STOCKHOLDERS' EQUITY
Chemed Corporation and Subsidiary Companies
(in thousands, except per share data)					Deferred
					Compensation
				Treasury	Payable in
	Capital	Paid-in	Retained	Stock-	Company
	Stock	Capital	Earnings	at Cost	Stock	Total
Balance at December 31, 2018	35,311	774,358	1,225,617	(1,446,296)	2,344	591,334
Net income	-	-	219,923	-	-	219,923
Dividends paid ($1.24 per share)	-	-	(19,788)	-	-	(19,788)
Stock awards and exercise of stock options (Note 4)	500	85,788	-	(59,043)	-	27,245
Purchases of treasury stock (Note 18)	-	-	-	(92,631)	-	(92,631)
Other	-	525	-	30	(30)	525
Balance at December 31, 2019	35,811	860,671	1,425,752	(1,597,940)	2,314	726,608
Net income	-	-	319,466	-	-	319,466
Dividends paid ($1.32 per share)	-	-	(21,079)	-	-	(21,079)
Stock awards and exercise of stock options (Note 4)	448	100,427	-	(49,020)	-	51,855
Purchases of treasury stock (Note 18)	-	-	-	(175,594)	-	(175,594)
Other	-	306	(362)	(25)	25	(56)
Balance at December 31, 2020	36,259	961,404	1,723,777	(1,822,579)	2,339	901,200
Net income	-	-	268,550	-	-	268,550
Dividends paid ($1.40 per share)	-	-	(22,016)	-	-	(22,016)
Stock awards and exercise of stock options (Note 4)	255	82,921	-	(31,037)	-	52,139
Purchases of treasury stock (Note 18)	-	-	-	(576,483)	-	(576,483)
Other	-	16	-	5	(138)	(117)
Balance at December 31, 2021	$36,514	$1,044,341	$1,970,311	$(2,430,094)	$2,201	$623,273

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

As further discussed in Note 3, Chemed has $46.2 million in standby letters of credit outstanding. These letters of credit are with large, highly rated financial institutions. The Company periodically reviews published default tables related to these institutions to assess the need for an allowance. Chemed believes that any expected credit loss related to outstanding letters of credit based on current economic conditions is not material. The allowance for doubtful accounts is not material at December 31, 2021.

CORONAVIRUS AID, RELIEF AND ECONOMIC STIMULUS (CARES) ACT

We are closely monitoring the impact of the pandemic on all aspects of our business including impacts to employees, customers, patients, suppliers and vendors. The length and severity of the pandemic, coupled with related governmental actions including relief acts and actions relating to our workforce at federal, state and local levels, and underlying economic disruption will determine the ultimate short-term and long-term impact to our business operations and financial results. To date, we have seen shifts in demand and mix of services, changes in referral patterns, an increase in usage and reliance on our technology infrastructure, difficulties hiring and retaining workforce and vaccine mandates imposed on our frontline healthcare workers, among other changes. We are unable to predict the myriad of possible issues that could arise or the ultimate effect to our businesses as a result of the unknown short, medium and long-term impacts that the pandemic will have on the United States economy and society as a whole.

On March 27, 2020, the CARES Act was passed. It provides economic relief to individuals and businesses affected by the coronavirus pandemic. It also contains provisions related to healthcare providers’ operations and the issues caused by the coronavirus pandemic. The following are significant economic impacts for Chemed and its subsidiaries as a result of specific provisions of the CARES Act:

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

•Chemed and its subsidiaries deferred $36.4 million of certain employer payroll taxes as permitted by the CARES Act in 2020. $18.2 million was paid in 2021 and $18.2 million is classified as a short-term liability.

•During the period from May 1, 2020 through March 31, 2022, the 2% Medicare sequestration reimbursement cut was suspended. Sequestration will be phased back into place at 1% from April 1, 2022 to June 30, 2022 and the full 2% thereafter. For the years ended December 31, 2021 and 2020 approximately $23.9 million and $16.8 million, respectively, was recognized as revenue due to the suspension of sequestration.

All CARES Act funds received were fully recognized during the year ended December 31, 2020. The Company analogized to International Accounting Standard 20 – Accounting for Government Grants and Disclosures (“IAS 20”) to account for the CARES Act grant received. Under IAS 20, once it is reasonably assured that the entity will comply with the conditions of the grant, the grant money should be recognized on a systematic basis over the periods in which the entity recognizes the related expenses or lost revenue. The portal to report utilization of CARES Act funds opened on July 1, 2021. We completed our reporting by the September 30, 2021 deadline.

The components of the amount recognized during 2020 are as follows, (in thousands):

Lost revenue	$44,784
Incremental PTO	21,425
Hard costs	14,016
Other operating income	$80,225

Hard costs are primarily expenses paid to outside vendors for personal protection equipment, COVID testing for front line workers, and deep cleaning of in-patient facilities. In April 2020, VITAS provided an extra two weeks of paid time off (“PTO”) to all frontline workers.

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

The Company recognized $14.0 million of expense in 2021 for COVID-19 related costs. VITAS provided its workers an extra week of paid time off resulting in a $10.0 million charge. The remaining costs are primarily for personal protection equipment.

CASH EQUIVALENTS

Cash equivalents comprise short-term, highly liquid investments, including money market funds that have original maturities of three months or less.

CONCENTRATION OF RISK

As of December 31, 2021, and 2020, approximately 73% and 74%, respectively, of VITAS’ total accounts receivable balance were from Medicare and 21% and 20%, respectively, of VITAS’ total accounts receivable balance were due from various state Medicaid or managed Medicaid programs. Combined accounts receivable from Medicare, Medicaid, and managed Medicaid represent approximately 80% of the consolidated net accounts receivable in the accompanying consolidated balance sheets as of December 31, 2021.

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

The weighted average lives of our property and equipment at December 31, 2021, were:

Buildings and building improvements	14.8	yrs.
Transportation equipment	9.3
Machinery and equipment	5.1
Computer software	3.8
Furniture and fixtures	4.5

GOODWILL AND INTANGIBLE ASSETS

The table below shows a rollforward of Goodwill (in thousands):

		Roto-
	Vitas	Rooter	Total
Balance at December 31, 2019	$333,331	$244,036	$577,367
Business combinations	-	1,193	1,193
Foreign currency adjustments	-	25	25
Balance at December 31, 2020	$333,331	$245,254	$578,585
Foreign currency adjustments	-	6	6
Balance at December 31, 2021	$333,331	$245,260	$578,591

Identifiable, definite-lived intangible assets arise from purchase business combinations and are amortized using either an accelerated method or the straight-line method over the estimated useful lives of the assets. The selection of an amortization method is based on which method best reflects the economic pattern of usage of the asset. Reacquired franchise rights are amortized over the remaining term of the franchise agreement at the time of acquisition. The weighted average lives of our identifiable, definite-lived intangible assets at December 31, 2021, were:

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

We completed our qualitative analysis for impairment of goodwill and our indefinite-lived intangible assets as of October 1, 2021. Based on our assessment, we do not believe that it is more likely than not that our reporting units or indefinite-lived assets fair values are less than their carrying values.

LONG-LIVED ASSETS

If we believe a triggering event may have occurred that indicates a possible impairment of our long-lived assets, we perform an estimate and valuation of the future benefits of our long-lived assets (other than goodwill, the VITAS trade name and capitalized CON costs) based on key financial indicators. If the projected undiscounted cash flows of a major business unit indicate that properties and equipment or identifiable, definite-lived intangible assets’ have been impaired, a write-down to fair value is made.

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

CLOUD COMPUTING

As of December 31, 2021, Roto-Rooter has three cloud computing arrangements that are service contracts. We have capitalized $332,000 related to these projects. During 2021, Roto-Rooter implemented a system to assist in technician dispatch which was placed into service during the second quarter of 2021. For the year ended December 31, 2021, $94,000 has been amortized. The two other projects consist of the development of a single source data warehouse and human resource system integration with our enterprise software. No amortization has been recorded for these two projects as they have not been placed into service.

VITAS utilizes a human resource system that is considered a cloud computing arrangement. We have capitalized approximately $8.7 million related to implementation of this project which are included in prepaid assets in the accompanying balance sheets. VITAS human resource system was placed into service in January 2020 and is being amortized over 5 years. For the years ended December 31, 2021 and 2020, $995,000 and $1.1 million, respectively, has been amortized.

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

ADVERTISING

We expense the production costs of advertising the first time the advertising takes place. We pay for and expense the cost of internet advertising and placement on a “per click” basis. Similarly, the majority of our telephone directory listings and certain types of internet advertising are paid for and expensed on a “cost per call” basis. For those directories that are not on this billing basis, the cost of the directory is expensed when the directories are placed in circulation. Advertising expense for the year ended December 31, 2021, was $62.1 million (2020 – $54.4. million; 2019 - $49.5 million).

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

For the VITAS segment, we initially self-insure for workers’ compensation claims. Currently, VITAS’ exposure on any single claim is capped by stop-loss coverage at $1,000,000. For VITAS’ self-insurance accruals for workers’ compensation, the valuation methods used are similar to those used internally for our other business units. We are also insured for other risks with respect to professional liability with a deductible of $1,000,000.

Our casualty insurance liabilities are recorded gross before any estimated recovery for amounts exceeding our stop loss limits. Estimated recoveries from insurance carriers are recorded as accounts receivable. Claims experience adjustments to our casualty and workers’ compensation accrual for the years ended December 31, 2021, 2020 and 2019, were net pretax credits of ($6,332,000), ($4,578,000), and ($1,664,000) respectively.

INCOME TAXES

In December 2019, the FASB issued Accounting Standards Update “ASU No. 2019-12 – Simplifying the Accounting for Income Taxes”. The ASU adds new guidance to simplify accounting for income taxes, changes the accounting for certain income tax transactions and makes minor improvements to the codifications. The ASU is effective for the Company on January 1, 2021. There were no material impacts from adoption of this ASU.

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

Our effective income tax rate was 23.3%, 19.3% and 15.9% for the years ended December 31, 2021, 2020, and 2019, respectively. Excess tax benefit on stock options reduced our income tax expenses by $9.9 million, $26.1 million, and $24.2 million for the years ended December 31, 2021, 2020 and 2019, respectively.

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

Care is provided to patients regardless of their ability to pay. Patients who meet our criteria for charity care are provided care without charge. There is no revenue or associated accounts receivable in the accompanying consolidated financial statements related to charity care. The cost of providing charity care during the years ended December 31, 2021, 2020 and 2019, was $8.5 million, $8.1 million and $9.0 million, respectively and is included in cost of services provided and goods sold. The cost of charity care is calculated by taking the ratio of charity care days to total days of care and multiplying by total cost of care.

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

We are subject to certain limitations on Medicare payments for services which are considered variable consideration, as follows:

Inpatient Cap. If the number of inpatient care days any hospice program provides to Medicare beneficiaries exceeds 20% of the total days of hospice care such program provided to all Medicare patients for an annual period beginning September 28, the days in excess of the 20% figure may be reimbursed only at the routine homecare rate. None of VITAS’ hospice programs exceeded the payment limits on inpatient services during the years ended December 31, 2021, 2020 and 2019.

Medicare Cap. We are also subject to a Medicare annual per-beneficiary cap (“Medicare cap”). Compliance with the Medicare cap is measured in one of two ways based on a provider election. The “streamlined” method compares total Medicare payments received under a Medicare provider number with respect to services provided to all Medicare hospice care beneficiaries in the program or programs covered by that Medicare provider number with the product of the per-beneficiary cap amount and the number of Medicare beneficiaries electing hospice care for the first time from that hospice program or programs from September 28 through September 27 of the following year. At December 31, 2021, all our programs except one are using the “streamlined” method.

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

During the year ended December 31, 2021 we recorded $6.6 million in Medicare cap revenue reduction related to two programs’ projected 2021 measurement period liability and two programs’ 2022 measurement period liability.

During the year ended December 31, 2020 we recorded $6.7 million in Medicare cap revenue reduction related to four programs’ projected 2020 measurement period liability.

During the year ended December 31, 2019, we recorded $12.4 million in Medicare cap revenue reduction related to four programs’ projected 2020 measurement period liability and four programs’ 2019 measurement period liability.

At December 31, 2021 and 2020, the Medicare cap liability included in other current liabilities on the accompanying balance sheets was $13.5 million and $15.1 million, respectively.

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

The composition of patient care service revenue by payor and level of care for the year ended December 31, 2021 is as follows (in thousands):

	Medicare	Medicaid	Commercial	Total
Routine home care	$997,846	$46,785	$25,135	$1,069,766
Continuous care	85,626	4,689	4,023	94,338
Inpatient care	98,243	9,486	5,458	113,187
	$1,181,715	$60,960	$34,616	$1,277,291

All other revenue - self-pay, respite care, etc.				12,142
Subtotal				$1,289,433
Medicare cap adjustment				(6,597)
Implicit price concessions				(11,530)
Room and board, net				(10,060)
Net revenue				$1,261,246

The composition of patient care service revenue by payor and level of care for the year ended December 31, 2020 is as follows (in thousands):

	Medicare	Medicaid	Commercial	Total
Routine home care	$1,033,487	$48,813	$24,058	$1,106,358
Continuous care	123,696	6,344	5,971	136,011
Inpatient care	100,259	9,646	5,051	114,956
	$1,257,442	$64,803	$35,080	$1,357,325

All other revenue - self-pay, respite care, etc.				11,164
Subtotal				$1,368,489
Medicare cap adjustment				(6,678)
Implicit price concessions				(14,970)
Room and board, net				(12,174)
Net revenue				$1,334,667

The composition of patient care service revenue by payor and level of care for the year ended December 31, 2019 is as follows (in thousands):

	Medicare	Medicaid	Commercial	Total
Routine home care	$1,003,308	$48,420	$24,297	$1,076,025
Continuous care	121,019	6,712	5,742	133,473
Inpatient care	84,752	9,102	6,066	99,920
	$1,209,079	$64,234	$36,105	$1,309,418

All other revenue - self-pay, respite care, etc.				10,433
Subtotal				$1,319,851
Medicare cap adjustment				(12,415)
Implicit price concessions				(14,893)
Room and board, net				(11,359)
Net revenue				$1,281,184

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

Roto-Rooter has licensed the rights to operate under Roto-Rooter’s registered trademarks in other territories to franchisees. The contract is for a 10 year term but cancellable by Roto-Rooter for cause with 60 day advance notice without penalty. The franchisee may cancel the contract for any reason with 60 days advance notice without penalty. Under the terms of the contract, Roto-Rooter provides national advertising and consultation on various aspects of operating a Roto-Rooter business along with the right to use Roto-Rooter’s registered trademarks. The franchisee is responsible for all day-to-day management of the business including staffing decisions, pricing of services provided and local advertising spend and placement. All performance obligations of Roto-Rooter cease at the termination of the arrangement.

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

The composition of disaggregated revenue for the years ended December 31, 2021, 2020 and 2019 is as follows (in thousands):

	2021	2020	2019
Short-term core service jobs	$647,152	$552,500	$482,625
Water restoration	153,115	126,378	115,949
Contractor revenue	76,858	64,727	58,086
Franchise fees	5,068	4,893	6,152
All other	15,576	13,537	12,279
Subtotal	$897,769	$762,035	$675,091
Implicit price concessions and credit memos	(19,754)	(17,119)	(17,720)
Net revenue	$878,015	$744,916	$657,371

3.    Long-Term Debt and Lines of Credit

On June 20, 2018, we replaced our existing credit agreement with the Fourth Amended and Restated Credit Agreement (“2018 Credit Agreement”). Terms of the 2018 Credit Agreement consist of a five year, $450 million revolving credit facility and a $150 million expansion feature, which may consist of term loans or additional revolving commitments. The 2018 Credit Agreement has a floating interest rate that is generally LIBOR plus a tiered additional rate which varies based on our current leverage ratio. For December 31, 2021 and 2020, respectively, the interest rate is LIBOR plus 100 basis points. The 2018 Credit Agreement includes transition provisions in the instance LIBOR is no longer published or used as an industry-accepted rate. Any amounts outstanding under the 2018 Credit Agreement at its June 20, 2023 maturity date will be immediately due and payable.

Debt issuance costs associated with the prior credit agreement were not written off as the lenders and their relative percentage participation in the facility did not change. With respect to the 2018 Credit Agreement, deferred financing costs were $1.0 million.

The debt outstanding at December 31, 2021 and 2020 consists of the following (in thousands):

	December 31,
	2021	2020
Revolver	$185,000	$-
Term loan	-	-
Total	185,000	-
Current portion	-	-
Long-term debt	$185,000	$-

Capitalized interest was not material for any of the periods shown. Summarized below are the total amounts of interest paid during the years ended December 31 (in thousands):

2021	$1,403
2020	2,028
2019	4,125

The 2018 Credit Agreement contains the following quarterly financial covenants effective as of December 31, 2021:

Chemed
Description	Requirement	December 31, 2021

Leverage Ratio (Consolidated Indebtedness/Consolidated Adj. EBITDA)	< 3.50 to 1.00	0.52 to 1.00

Fixed Charge Coverage Ratio (Consolidated Free Cash Flow/Consolidated
Fixed Charges)	> 1.50 to 1.00	3.12 to 1.00

We are in compliance with all debt covenants as of December 31, 2021. We have issued $46.2 million in standby letters of credit as of December 31, 2021 for insurance purposes. Issued letters of credit reduce our available credit under the 2018 Credit Agreement. As of December 31, 2021, we have approximately $218.8 million of unused lines of credit available and eligible to be drawn down under our revolving credit facility.

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

In May 2021, the CIC granted 2,430 unrestricted shares of stock to the Company’s outside directors.

PERFORMANCE AWARDS

The CIC determines a targeted number of PSUs to be granted to each participant. A participant can ultimately receive up to 200% of the targeted PSUs based upon exceeding the respective EPS and TSR target.

In February 2019, 2020 and 2021, the CIC granted PSUs contingent upon the achievement of certain TSR targets as compared to the TSR of a group of peer companies for the three year measurement period, at which date the awards may vest. We utilize a Monte Carlo simulation approach in a risk-neutral framework with inputs including historical volatility and the risk-free rate of interest to value these TSR awards. We amortize the total estimated cost over the service period of the award.

In February 2019, 2020 and 2021, the CIC granted PSUs contingent on the achievement of certain EPS targets over the three year measurement period. At the end of each reporting period, we estimate the number of shares of stock we believe will ultimately vest and record that expense over the service period of the award.

Comparative data for the PSUs include:

	2021 Awards	2020 Awards	2019 Awards
TSR Awards
Shares of stock granted - target	6,277	5,156	7,029
Per-share fair value	$599.04	$643.44	$434.51
Volatility	30.2%	21.4%	21.4%
Risk-free interest rate	0.2%	1.3%	2.45%

EPS Awards
Shares of stock granted - target	6,277	5,156	7,029
Per-share fair value	$491.34	$487.90	$322.40

Common Assumptions
Service period (years)	2.9	2.9	2.9
Three-year measurement period ends December 31,	2023	2022	2021

The following table summarizes total stock option, stock award and PSU activity during 2021:

	Stock Options				Stock Awards			Performance Units (PSUs)
							Weighted
		Weighted Average		Aggregate			Average			Weighted
			Remaining	Intrinsic			Grant-Date	Number of		Average
	Number of	Exercise	Contractual	Value	Number of		Per-Share	Target		Grant-Date
	Options	Price	Life (Years)	(thousands)	Awards		Fair Value	Units		Price
Outstanding at January 1, 2021	1,070,071	$341.99			-		$-	38,196		$396.93
Granted	326,806	445.35			2,430		482.66	24,615		419.79
Exercised/Vested	(226,268)	228.74			(2,430)		482.66	(26,521)		294.43
Canceled/ Forfeited	(16,572)	411.46			-		-	(456)		491.77
Outstanding at December 31, 2021	1,154,037	$392.46	3.4	$160,200	-		$-	35,834		$487.29

Vested and expected to vest
at December 31, 2021	1,154,037	$392.46	3.4	$160,200	-	*$	-	55,984	*$	463.76
Exercisable at December 31, 2021	545,359	329.13	2.5	110,246	n.a.		n.a.	n.a.		n.a.
* Amount includes 23,196 share units which vested and were converted to shares of stock and distributed in the first quarter of 2022.

We estimate the fair value of stock options using the Black-Scholes valuation model. We determine expected term, volatility, and dividend yield and forfeiture rate based on our historical experience. We believe that historical experience is the best indicator of these factors.

Comparative data for stock options, stock awards and PSUs include (in thousands, except per-share amounts):

	Years Ended December 31,
	2021	2020	2019
Total compensation expense of stock-based compensation
plans charged against income	$31,420	$26,802	$21,338
Total income tax benefit recognized in income for stock
based compensation expense charged against income	7,918	6,904	5,373
Total intrinsic value of stock options exercised	62,038	125,448	106,793
Total intrinsic value of stock awards vested during the period	1,173	1,171	767
Per-share weighted average grant-date fair value of
stock awards granted	482.66	466.43	331.69

The assumptions we used to value stock option grants are as follows:

	2021	2020	2019
Stock price on date of issuance	$445.35	$471.74	$413.19
Grant date fair value per option	$96.91	$97.56	$78.06
Number of options granted	326,806	298,670	287,010
Expected term (years)	3.5	3.5	4.0
Risk free rate of return	0.87%	0.24%	1.65%
Volatility	28.81%	28.41%	21.25%
Dividend yield	0.3%	0.3%	0.3%
Forfeiture rate	-	-	-

Other data for stock options, stock awards and PSUs for 2021 include (dollar amounts in thousands):

	Stock	Stock
	Options	Awards	PSUs

Total unrecognized compensation at the end of the year	$52,790	$-	$8,579
Weighted average period over which unrecognized compensation to be recognized (years)	2.3	-	1.7
Actual income tax benefit realized	$14,579	$276	$2,746
Aggregate intrinsic value vested and expected to vest	$160,200	$-	$29,744

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

5.    Segments and Nature of the Business

Our segments include the VITAS segment and the Roto-Rooter segment. Relative contributions of each segment to service revenues and sales were 59% and 41% in 2021, 64% and 36% in 2020 and 66% and 34% in 2019. The vast majority of our service revenues and sales from continuing operations are generated from business within the United States. Service revenues and sales by business segment are shown in Note 2.

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

Segment data are set forth below (in thousands):

	For the Years Ended December 31,
	2021	2020	2019
After-tax Segment Earnings/(Loss)
VITAS	$162,431	$238,782	$155,822
Roto-Rooter	166,333	120,394	103,710
Total	328,764	359,176	259,532
Corporate	(60,214)	(39,710)	(39,609)
Net income	$268,550	$319,466	$219,923
Interest Income
VITAS	$18,378	$20,565	$18,515
Roto-Rooter	7,304	6,332	8,285
Total	25,682	26,897	26,800
Corporate	-	13	-
Intercompany eliminations	(25,305)	(26,153)	(26,287)
Total interest income	$377	$757	$513
Interest Expense
VITAS	$160	$166	$169
Roto-Rooter	595	340	345
Total	755	506	514
Corporate	1,113	1,849	4,021
Total interest expense	$1,868	$2,355	$4,535
Income Tax Provision
VITAS	$52,426	$76,473	$48,711
Roto-Rooter	51,420	37,038	30,276
Total	103,846	113,511	78,987
Corporate	(22,082)	(36,987)	(37,301)
Total income tax provision	$81,764	$76,524	$41,686
Identifiable Assets
VITAS	$693,490	$672,246	$663,455
Roto-Rooter	513,191	499,101	507,480
Total	1,206,681	1,171,347	1,170,935
Corporate	136,042	263,564	97,382
Total identifiable assets	$1,342,723	$1,434,911	$1,268,317
Additions to Long-Lived Assets
VITAS	$28,583	$28,865	$25,530
Roto-Rooter	30,249	27,682	162,494
Total	58,832	56,547	188,024
Corporate	24	5,246	1,000
Total additions to long-lived assets	$58,856	$61,793	$189,024
Depreciation and Amortization
VITAS	$23,185	$22,239	$20,055
Roto-Rooter	35,785	34,208	24,994
Total	58,970	56,447	45,049
Corporate	81	136	156
Total depreciation and amortization	$59,051	$56,583	$45,205

6.    Intangible Assets

Amortization of definite-lived intangible assets for the years ended December 31, 2021, 2020, and 2019, was $10.0 million, $10.0 million and $4.3 million, respectively. The following is a schedule by year of projected amortization expense for definite-lived intangible assets (in thousands):

2022	$10,017
2023	9,963
2024	9,916
2025	9,902
2026	9,557
Thereafter	2,147

The balance in identifiable intangible assets comprises the following (in thousands):

	Gross	Accumulated	Net Book
	Asset	Amortization	Value
December 31, 2021
Referral networks	$21,850	$(21,365)	$485
Covenants not to compete	10,076	(9,783)	293
Customer lists	4,747	(1,792)	2,955
Reacquired franchise rights	72,477	(24,708)	47,769
Subtotal - definite-lived intangibles	109,150	(57,648)	51,502
VITAS trade name	51,300	-	51,300
Roto-Rooter trade name	150	-	150
Operating licenses	5,144	-	5,144
Total	$165,744	$(57,648)	$108,096

December 31, 2020
Referral networks	$21,850	$(21,294)	$556
Covenants not to compete	10,076	(9,632)	444
Customer lists	4,746	(1,577)	3,169
Reacquired franchise rights	72,478	(15,104)	57,374
Subtotal - definite-lived intangibles	109,150	(47,607)	61,543
VITAS trade name	51,300	-	51,300
Roto-Rooter trade name	150	-	150
Operating licenses	5,092	-	5,092
Total	$165,692	$(47,607)	$118,085

7.    Acquisitions

No acquisitions were completed during the year ended December 31, 2021.

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

8.    Discontinued Operations

At December 31, 2021 and 2020, the accrual for our estimated liability for potential environmental cleanup and related costs arising from the 1991 sale of DuBois amounted to $1.7 million. Of the 2021 balance, $826,000 is included in other current liabilities and $901,000 is included in other liabilities (long-term). The estimated amounts and timing of payments of these liabilities follows (in thousands):

2022	$826
2023	300
Thereafter	601
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

9.    Cash Overdrafts, Cash Equivalents, and Supplemental Cash Flow Disclosure

Included in the accompanying Consolidated Balance Sheets are $1.9 million, $3.9 million, and $1.8 million of capitalized property and equipment which were not paid for as of December 31, 2021, 2020, and 2019, respectively. These amounts have been excluded from capital expenditures in the accompanying Consolidated Statements of Cash Flows. There are no material non-cash amounts included in interest expense for any period presented.

Included in accounts payable are cash overdrafts of $11.9 million as of December 31, 2021. There are no cash overdrafts included in accounts payable as of December 31, 2020.

From time to time throughout the year, we invest excess cash in money market funds directly with major commercial banks. We closely monitor the creditworthiness of the institutions with which we invest our overnight funds. The amount invested was less than $100,000 for each balance sheet date presented.

10.    Other Income -- Net

Other income -- net comprises the following (in thousands):

	For the Years Ended December 31,
	2021	2020	2019

Market value gains related to deferred
compensation trusts	$8,310	$7,933	$8,254
Interest income	377	757	513
Other income/(expense)--net	457	(25)	(3)
Total other income	$9,144	$8,665	$8,764

The market value gain relates to gains on the assets in the deferred compensation trust. There is an offsetting expense in selling, general and administrative expense to reflect the corresponding increase in the liability.

11.    Income Taxes

The provision for income taxes comprises the following (in thousands):

	For the Years Ended December 31,
	2021	2020	2019
Current
U.S. federal	$64,620	$58,602	$36,779
U.S. state and local	14,233	15,950	7,078
Foreign	511	539	600
Deferred
U.S. federal, state and local	2,358	1,456	(2,773)
Foreign	42	(23)	2
Total	$81,764	$76,524	$41,686

A summary of the temporary differences that give rise to deferred tax assets/ (liabilities) follows (in thousands):

	December 31,
	2021	2020
Accrued liabilities	$42,840	$42,151
Lease liabilities	35,936	35,888
Implicit price concessions	7,744	7,031
Stock compensation expense	6,976	4,047
State net operating loss carryforwards	1,920	2,030
Other	920	888
Deferred income tax assets	96,336	92,035
Amortization of intangible assets	(41,925)	(40,619)
Accelerated tax depreciation	(35,416)	(31,686)
Right of use lease assets	(32,489)	(32,788)
Currents assets	(3,858)	(3,921)
Market valuation of investments	(3,189)	(2,382)
State income taxes	(2,504)	(1,161)
Other	(138)	(142)
Deferred income tax liabilities	(119,519)	(112,699)
Net deferred income tax liabilities	$(23,183)	$(20,664)

At December 31, 2021 and 2020, state net operating loss carryforwards were $43.9 million and $37.3 million, respectively. These net operating losses will expire, in varying amounts, between 2026 and 2041. Based on our history of operating earnings, we have determined that our operating income will, more likely than not, be sufficient to ensure realization of our deferred income tax assets.

A reconciliation of the beginning and ending of year amount of our unrecognized tax benefit is as follows (in thousands):

	2021	2020	2019
Balance at January 1,	$1,304	$1,323	$1,348
Unrecognized tax benefits due to positions taken in current year	333	200	234
Decrease due to expiration of statute of limitations	(258)	(219)	(259)
Balance at December 31,	$1,379	$1,304	$1,323

We file tax returns in the U.S. federal jurisdiction and various states. The years ended December 31, 2018 and forward remain open for review for federal income tax purposes. The earliest open year relating to any of our major state jurisdictions is the fiscal year ended December 31, 2016. During the next twelve months, we do not anticipate a material net change in unrecognized tax benefits.

We classify interest related to our accrual for uncertain tax positions in separate interest accounts. As of December 31, 2021, and 2020, we have approximately $131,000 and $163,000, respectively, accrued in interest payable related to uncertain tax positions. These accruals are included in other current liabilities in the accompanying consolidated balance sheet. Net interest expense related to uncertain tax positions included in interest expense in the accompanying consolidated statement of income is not material.

The difference between the actual income tax provision for continuing operations and the income tax provision calculated at the statutory U.S. federal tax rate is explained as follows (in thousands):

	For the Years Ended December 31,
	2021	2020	2019

Income tax provision calculated using the statutory rate of 21%	$73,566	$83,158	$54,938
Excess stock compensation tax benefits	(9,884)	(26,089)	(24,177)
State and local income taxes, less federal income tax effect	10,025	13,855	7,880
Nondeductible expenses	7,443	5,377	3,048
Other--net	614	223	(3)
Income tax provision	$81,764	$76,524	$41,686
Effective tax rate	23.3%	19.3%	15.9%

Summarized below are the total amounts of income taxes paid during the years ended December 31 (in thousands):

2021	$99,430
2020	61,517
2019	44,063

Provision has not been made for additional taxes on $35.1 million of undistributed earnings of our domestic subsidiaries. Should we elect to sell our interest in these businesses rather than to affect a tax-free liquidation, additional taxes amounting to approximately $8.4 million would be incurred based on current income tax rates.

12.    Properties and Equipment

A summary of properties and equipment follows (in thousands):

	December 31,
	2021	2020
Land	$11,348	$9,385
Buildings and building improvements	122,762	117,419
Transportation equipment	73,322	68,379
Machinery and equipment	143,335	129,835
Computer software	64,064	62,138
Furniture and fixtures	78,979	78,507
Projects under development	17,781	15,537
Total properties and equipment	511,591	481,200
Less accumulated depreciation	(317,911)	(293,380)
Net properties and equipment	$193,680	$187,820

The net book value of computer software at December 31, 2021 and 2020, was $9.0 million and $8.9 million, respectively. Depreciation expense for computer software was $5.8 million, $5.5 million and $4.6 million for the years ended December 31, 2021, 2020 and 2019, respectively.

13.    Leases

Chemed and each of its operating subsidiaries are service companies. As such, real estate leases comprise the largest lease obligation (and conversely, right of use asset) in our lease portfolio. VITAS has leased office space, as well as space for IPUs and/or contract beds within hospitals. Roto-Rooter has leased office space.

The components of balance sheet information related to leases were as follows:

	December 31,
	2021	2020
Assets
Operating lease assets	$125,048	$123,448

Liabilities
Current operating leases	37,913	36,200
Noncurrent operating leases	100,629	99,210
Total operating lease liabilities	$138,542	$135,410

The components of lease expense were as follows:

	December 31,
	2021	2020
Lease Expense (a)
Operating lease expense	$61,474	$60,195
Sublease income	(181)	(83)
Net lease expense	$61,293	$60,112

(a)Includes short-term leases and variable lease costs, which are immaterial. Included in both cost of services provided and goods sold and selling, general and administrative expenses.

The components of cash flow information related to leases were as follows:

	December 31,
	2021	2020
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from leases	$50,990	$49,932

Leased assets obtained in exchange for new operating lease liabilities	$52,878	$58,802

Weighted Average Remaining Lease Term
Operating leases	4.61	years

Weighted Average Discount Rate
Operating leases	2.41%

Maturity of Operating Lease Liabilities (in thousands)

2022	$42,726
2023	33,700
2024	25,879
2025	18,596
2026	11,729
Thereafter	13,950
Total lease payments	$146,580
Less: interest	(8,014)
Less: lease obligations signed but not yet commenced	(24)
Total liability recognized on the balance sheet	$138,542

For leases commencing prior to 2019, minimum rental payments exclude payments to landlords for real estate taxes and common area maintenance. Operating lease payments include $2.0 million related to extended lease terms that are reasonably certain of being exercised and exclude $24,000 of lease payments for leases signed but not yet commenced.

14.    Retirement Plans

Retirement obligations under various plans cover substantially all full-time employees who meet age and/or service eligibility requirements. All plans providing retirement benefits to our employees are defined contribution plans. Expenses for our retirement and profit-sharing plans, excess benefit plans and other similar plans are as follows (in thousands):

For the Years Ended December 31,
2021	2020	2019

$27,332	$27,044	$25,529

These expenses include the impact of market gains and losses on assets held in deferred compensation plans.

Trust assets invested in shares of our stock are included in treasury stock, and the corresponding liability is included in a separate component of stockholders’ equity. At December 31, 2021, these trusts held 65,663 shares at historical average cost of $2.2 million (2020 – 74,262 shares or $2.3 million).

We have excess benefit plans for key employees whose participation in the qualified plans is limited by U.S. Employee Retirement Income Security Act requirements. Benefits are determined based on theoretical participation in the qualified plans. Benefits are only invested in mutual funds, and participants are not permitted to diversify accumulated benefits in shares of our capital stock.

15.    Earnings Per Share

The computation of earnings per share follows (in thousands, except per share data):

H
		Net Income
For the Years Ended December 31,		Net Income	Shares	Earnings per Share
2021
	Earnings	$268,550	15,671	$17.14
	Dilutive stock options	-	221
	Nonvested stock awards	-	46
	Diluted earnings	$268,550	15,938	$16.85

2020
	Earnings	$319,466	15,955	$20.02
	Dilutive stock options	-	368
	Nonvested stock awards	-	75
	Diluted earnings	$319,466	16,398	$19.48

2019
	Earnings	$219,923	15,969	$13.77
	Dilutive stock options	-	480
	Nonvested stock awards	-	78
	Diluted earnings	$219,923	16,527	$13.31

During 2021, 617,000 stock options were excluded from the computation of diluted earnings per share as their exercise prices were greater than the average market price during most of the year. During 2020, 566,000 stock options were also excluded. During 2019, 287,000 stock options were also excluded.

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

The following shows the carrying value, fair value and the hierarchy for our financial instruments as of December 31, 2021 (in thousands):

		Fair Value Measure
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Investments of deferred compensation plans held in trust	$98,884	$98,884	$-	$-
Long-term debt	185,000	-	185,000	-

The following shows the carrying value, fair value and the hierarchy for our financial instruments as of December 31, 2020 (in thousands):

		Fair Value Measure
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Investments of deferred compensation plans held in trust	$88,811	$88,811	$-	$-

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

18.    Capital Stock Transactions

We repurchased the following capital stock:

	For the Years Ended December 31,
	2021	2020	2019
Total cost of repurchased shares (in thousands):	$576,483	$175,594	$92,631
Shares repurchased	1,195,529	384,252	269,009
Weighted average price per share	$482.20	$456.98	$344.34

In May and November 2021, the Board of Directors authorized a total of $600.0 million for additional stock repurchase under the February 2011 repurchase program. We currently have $201.9 million of authorization remaining under this share purchase plan.

19.    Other Operating Expenses/(Income)

	December 31,
	2021	2020	2019
Loss on disposal of property and equipment	$987	$541	$866
CARES Act grant income	-	(80,225)	-
Litigation settlements	-	4,589	6,000
Loss on sale of transportation equipment	-	-	2,266
Total other operating expenses/(income)	$987	$(75,095)	$9,132

See Note 1 for further discussion of the accounting for the CARES Act grant income.

20.    Recent Accounting Standards

In November 2021, the FASB issued Accounting Standards Update “ASU No. 2021-10- Government Assistance”. The guidance provides increased transparency related to government assistance including (1) the types of assistance, (2) an entity’s accounting for the assistance and (3) the effect of the assistance on an entity’s financial statements. The guidance is effective for fiscal periods beginning after December 31, 2021. We adopted the guidance prospectively on January 1, 2022. There was no effect to our financial statements.

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

CHEMED CORPORATION AND SUBSIDIARY COMPANIES
UNAUDITED CONSOLIDATING STATEMENTS OF INCOME
FOR THE YEAR ENDED DECEMBER 31, 2021
(in thousands)(unaudited)
		Roto-		Chemed
	VITAS	Rooter	Corporate	Consolidated
2021
Service revenues and sales	$1,261,246	$878,015	$-	$2,139,261
Cost of services provided and goods sold	953,420	416,038	-	1,369,458
Selling, general and administrative expenses	87,585	215,036	64,106	366,727
Depreciation	23,114	25,816	81	49,011
Amortization	71	9,969	-	10,040
Other operating expenses	876	111	-	987
Total costs and expenses	1,065,066	666,970	64,187	1,796,223
Income/(loss) from operations	196,180	211,045	(64,187)	343,038
Interest expense	(160)	(595)	(1,113)	(1,868)
Intercompany interest income/(expense)	18,125	7,180	(25,305)	-
Other income—net	712	123	8,309	9,144
Income/(loss) before income taxes (a)	214,857	217,753	(82,296)	350,314
Income taxes	(52,426)	(51,420)	22,082	(81,764)
Net income/(loss) (a)	$162,431	$166,333	$(60,214)	$268,550

(a) The following amounts are included in income from continuing operations (in thousands):
		Roto-		Chemed
	VITAS	Rooter	Corporate	Consolidated
Pretax benefit/(cost):
Stock option expense	$-	$-	$(22,502)	$(22,502)
Direct costs related to Covid-19	(16,297)	(2,434)	(38)	(18,769)
Amortization of reacquired franchise agreements	-	(9,408)	-	(9,408)
Long-term incentive compensation	-	-	(9,167)	(9,167)
Facility relocation expenses	(1,855)	-	-	(1,855)
Litigation settlements	-	98	-	98
Other	-	-	(218)	(218)
Total	$(18,152)	$(11,744)	$(31,925)	$(61,821)

		Roto-		Chemed
	VITAS	Rooter	Corporate	Consolidated
After-tax benefit/(cost):
Stock option expense	$-	$-	$(18,879)	$(18,879)
Direct costs related to Covid-19	(12,157)	(1,789)	(29)	(13,975)
Excess tax benefits on stock compensation	-	-	9,884	9,884
Long-term incentive compensation	-	-	(8,094)	(8,094)
Amortization of reacquired franchise agreements	-	(6,915)	-	(6,915)
Facility relocation expenses	(1,384)	-	-	(1,384)
Litigation settlements	-	72	-	72
Other	-	-	(166)	(166)
Total	$(13,541)	$(8,632)	$(17,284)	$(39,457)

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

The following is a summary of the key operating results for the years ended December 31, 2021, 2020 and 2019 (in thousands except percentages and per share amounts):

	2021	2020	2019
Consolidated service revenues and sales	$2,139,261	$2,079,583	$1,938,555
Consolidated net income	$268,550	$319,466	$219,923
Diluted EPS	$16.85	$19.48	$13.31
Adjusted net income	$308,007	$296,413	$230,473
Adjusted diluted EPS	$19.33	$18.08	$13.95
Adjusted EBITDA	$461,414	$444,823	$350,927
Adjusted EBITDA as a % of revenue	21.6%	21.4%	18.1%

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

2021 versus 2020

The increase in consolidated service revenues and sales from 2020 to 2021 was a result of a 17.9% increase at Roto-Rooter offset by a 5.5% decrease at VITAS. The increase in service revenues at Roto-Rooter was driven by an increase in all major service lines. The decrease in service revenues at VITAS is comprised primarily of a 5.7% decrease in days-of-care, a 1.7% decrease in acuity mix shift offset by a 1.7% increase in geographically weighted reimbursement rates. The combination of a lower Medicare cap revenue reduction and other contra revenue changes offset a portion of the revenue decline by approximately 20 basis points.

We are closely monitoring the impact of the pandemic on all aspects of our business including impacts to employees, customers, patients, suppliers and vendors. The length and severity of the pandemic, coupled with related governmental actions including relief acts and actions relating to our workforce at federal, state and local levels, and underlying economic disruption will determine the ultimate short-term and long-term impact to our business operations and financial results. To date, we have seen shifts in demand and mix of services, changes in referral patterns, an increase in usage and reliance on our technology infrastructure, difficulties hiring and retaining workforce and vaccine mandates imposed on our frontline healthcare workers, among other changes. We are unable to predict the myriad of possible issues that could arise or the ultimate effect to our businesses as a result of the unknown short, medium and long-term impacts that the pandemic will have on the United States economy and society as a whole.

Chemed and its subsidiaries had deferred $36.4 million of certain employer payroll taxes as permitted by the CARES Act during 2020. $18.2 million was paid during 2021 and the remaining $18.2 million is in other current liabilities.

During the period from May 1, 2020 through March 31, 2022, the 2% Medicare sequestration reimbursement cut was suspended. For the year ended December 31, 2021, approximately $23.9 million was recognized as revenue due to the suspension of sequestration. Sequestration will be phased back into place at 1% from April 1, 2022 to June 30, 2022 and the full 2% thereafter.

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

All CARES Act funds received were fully recognized during the year ended December 31, 2020. The Company analogized to International Accounting Standard 20 – Accounting for Government Grants and Disclosures (“IAS 20”) to account for the CARES Act grant received. Under IAS 20, once it is reasonably assured that the entity will comply with the conditions of the grant, the grant money should be recognized on a systematic basis over the periods in which the entity recognizes the related expenses or lost revenue. The portal to report utilization of CARES Act funds opened on July 1, 2021. We completed our reporting by the September 30, 2021 deadline.

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

Impact of Current Market Conditions

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

The COVID-19 pandemic has made accurate modeling and providing meaningful earnings guidance exceptionally challenging. Since the start of the pandemic, Chemed has been able to successfully navigate within this rapidly changing environment and produce operating results that we believe provide us with the ability to issue earnings guidance for the 2022 calendar year. However, this guidance should be taken with the recognition the pandemic will continue to disrupt our healthcare system and general economy to such an extent that future rules, regulations and government mandates could materially impact the company’s ability to achieve this guidance.

Statistically, patients residing in senior housing are identified as hospice appropriate earlier into their terminal prognosis and have a much greater probability of having a length of stay in excess of 90 days. Hospice patients referred from hospitals, oncology practices and similar referral sources are generally more acute and have a significantly lower probability of lengths-of-stay exceeding 90 days. According to data released by the National Investment Center for Seniors Housing & Care, COVID-19 continues to adversely affect senior housing occupancy. This reduced occupancy in senior housing has had a corresponding reduction in VITAS nursing home admissions. Nursing home patients represented 15.6% of VITAS’ fourth-quarter 2021 patient census. This compares to nursing home patients averaging 18.2% of total census just prior to the pandemic.

A November 2021 article in US News and World Report estimated that approximately 20% of all health care workers in the US have left the industry since the start of the pandemic. This shortage of licensed healthcare workers will generate short-term to medium-term pressure on VITAS’ labor costs and related margins.

Medicare hospice reimbursement rate increases are based on a government formula that utilizes the Bureau of Labor and Statistics’ measurement of healthcare wage inflation reflected in the hospital wage index basket. However, this formulaic methodology is based upon healthcare wage inflation and increased CPI measured from April 1 through March 31 to determine the following October 1 reimbursement rates. This methodology effectively delays actual wage inflation from impacting hospice reimbursement by 12 to 18 months.

VITAS anticipates that senior housing will continue to have weak occupancy rates at least through the first half of 2022. Accordingly, VITAS anticipates senior housing hospice referrals will not have meaningful growth until the second half of 2022. Labor cost increases and related margin pressure are anticipated to continue through all of 2022 with some moderation starting with the next reimbursement increase on October 1, 2022.

Based upon the above discussion, VITAS 2022 revenue, prior to Medicare Cap, is estimated to decline 1.5% to 2.5% when compared to 2021. A portion of the estimated revenue reduction, approximately $15 million, is the result of the phase out of sequestration relief over the first half of 2022 compared to a full year of sequestration relief in 2021. ADC is estimated to decline 1.0% to 1.5%. Full year adjusted EBITDA margin, prior to Medicare Cap, is estimated to be 15.5% to 16.0%. We are currently estimating $12 million for Medicare Cap billing limitations in calendar year 2022.

Roto-Rooter is forecasted to achieve full-year 2022 revenue growth of 8.0% to 9.5%. Roto-Rooter’s adjusted EBITDA margin for 2022 is expected to be 28.5% to 29.5%.

Based upon the above, full-year 2022 earnings per diluted share, excluding non-cash expense for stock options, tax benefits from stock option exercises, costs related to litigation and other discrete items, is estimated to be in the range of $19.10 to $19.50. This 2022 guidance assumes an effective corporate tax rate on adjusted earnings of 25.1% and a diluted share count of 15.25 million shares. Chemed’s 2021 reported adjusted earnings per diluted share was $19.33.

LIQUIDITY AND CAPITAL RESOURCES

Significant factors affecting our cash flows during 2021 and financial position at December 31, 2021, include the following:

•Our operations generated cash of $308.6 million.

•We repurchased $576.0 million of our stock.

•We spent $58.7 million on capital expenditures.

•We paid $22.0 million in dividends.

•We borrowed $185.0 million of long-term debt from our existing credit agreement.

The ratio of total debt to total capital was 22.9% at December 31, 2021. The Company had no debt outstanding at December 31, 2020. Our current ratio was 0.76 and 1.10 at December 31, 2021 and 2020, respectively.

On June 20, 2018, we replaced our existing credit agreement with the Fourth Amended and Restated Credit Agreement (“2018 Credit Agreement”). Terms of the 2018 Credit Agreement consist of a five-year, $450 million revolving credit facility and a $150 million expansion feature, which may consist of term loans or additional revolving commitments. The interest rate at inception of the agreement is LIBOR plus 100 basis points. The 2018 Credit Agreement has a floating interest rate that is generally LIBOR plus a tiered additional rate which varies based on our current leverage ratio. For December 31, 2021 and 2020, respectively, the interest rate is LIBOR plus 100 basis points. The 2018 Credit Agreement includes transition provisions in the instance LIBOR is no longer published or used as an industry-accepted rate.

The 2018 Credit Agreement contains the following quarterly financial covenants effective as of December 31, 2021:

Chemed
Description	Requirement	December 31, 2021

Leverage Ratio (Consolidated Indebtedness/Consolidated Adj. EBITDA)	< 3.50 to 1.00	0.52 to 1.00

Fixed Charge Coverage Ratio (Consolidated Free Cash Flow/Consolidated
Fixed Charges	> 1.50 to 1.00	3.12 to 1.00

We forecast to be in compliance with all debt covenants through fiscal 2022.

We have issued $46.2 million in standby letters of credit as of December 31, 2021, mainly for insurance purposes. Issued letters of credit reduce our available credit under the revolving credit agreement. As of December 31, 2021, we have approximately $218.8 million of unused lines of credit available and eligible to be drawn down under our revolving credit facility. We believe our cash flow from operating activities and our unused eligible lines of credit are sufficient to fund our obligations and operate our business in the near and long term. We continually evaluate cash utilization alternatives, including share repurchase, debt repayment, acquisitions, and increased dividends to determine the most beneficial use of available capital resources.

CASH FLOW

Our cash flows for 2021, 2020 and 2019 are summarized as follows (in millions):

	For the Years Ended December 31,
	2021	2020	2019
Net cash provided by operating activities	$308.6	$489.3	$301.2
Capital expenditures	(58.7)	(58.8)	(53.0)
Net cash provided for operating activities after capital expenditures	249.9	430.5	248.2
Purchase of treasury stock in the open market	(576.0)	(175.6)	(92.6)
Net increase/(decrease) in long-term debt	185.0	(90.0)	0.8
Proceeds from exercise of stock options	35.8	50.4	34.4
Dividends paid	(22.0)	(21.1)	(19.8)
Capital stock surrendered to pay taxes on
on stock-based compensation	(15.1)	(25.3)	(28.5)
Change in cash overdraft payable	11.9	(9.8)	(3.9)
Business combinations	-	(3.6)	(138.0)
Other--net	0.7	1.0	0.7
(Decrease)/increase in cash and cash equivalents	$(129.8)	$156.5	$1.3

2021 versus 2020

Net cash provided by operating activities decreased $180.7 million from December 31, 2020 to December 31, 2021. The main driver of the decrease relates to decreased earnings of $50.9 million, a $33.9 million decrease in income taxes payable as well as by a $18.2 decrease in deferred payroll taxes. We deferred $36.4 million of payroll tax payments as permitted by the CARES Act in 2020. We repaid $18.2 million of these deferred payroll taxes in 2021. Additionally, significant changes in our accounts receivable balances are driven mainly by the timing of payments received from the Federal government at our VITAS subsidiary. We typically receive a payment in excess of $40.0 million from the Federal government from hospice services every other Friday. The timing of year end will have a significant impact on the accounts receivable at VITAS. These changes generally normalize over a two year period, as cash flow variations in one year are offset in the following year. The swing in accounts receivable reduced cash flow by $21.2 million between 2021 and 2020.

In 2021, we repurchased 1,195,529 shares of Chemed capital stock at a weighted average price of $482.20 per share. In 2020, we repurchased approximately 384,552 shares of Chemed stock at a weighted average price of $456.98 per share. Based on our current operations and our current sources of capital, we believe we have the ability to continue our current share repurchase program into the foreseeable future.

2020 versus 2019

Net cash provided by operating activities increased $188.0 million from December 31, 2019 to December 31, 2020. The main driver of the increase relates to increased earnings which includes the receipt of $80.2 million in CARES Act grant funds. We deferred $36.4 million of payroll tax payments as permitted by the CARES Act. Additionally, significant changes in our accounts receivable balances are driven mainly by the timing of payments received from the Federal government at our VITAS subsidiary. We typically receive a payment in excess of $40.0 million from the Federal government from hospice services every other Friday. The timing of year end will have a significant impact on the accounts receivable at VITAS. These changes generally normalize over a two year period, as cash flow variations in one year are offset in the following year. The swing in accounts receivable improved cash flow by $32.0 million between 2020 and 2019.

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

Please see Note 17 in the Notes to the Consolidated Financial Statements for a description of current material legal matters.

CONTRACTUAL OBLIGATIONS

The table below summarizes our debt and contractual obligations as of December 31, 2021 (in thousands):

		Less than			After
	Total	1 year	1-3 Years	3-5 Years	5 Years
Long-term debt obligations (a)	$185,000	$-	$185,000	$-	$-
Interest on long-term debt	3,053	2,035	1,018	-	-
Lease liabilities	138,542	37,896	56,291	29,010	15,345
Purchase obligations (b)	73,024	73,024	-	-	-
Other long-term obligations (c)	106,104	1,877	3,754	1,876	98,597
Total contractual cash obligations	$505,723	$114,832	$246,063	$30,886	$113,942

(a) Represents the face value of the obligation.
(b) Purchase obligations consist of accounts payable at December 31, 2021.
(c) Other long-term obligations comprise largely excess benefit obligations.

RESULTS OF OPERATIONS

2021 Versus 2020 – Consolidated Results

Set forth below are the year-to-year changes in the components of the statement of operations relating to income for 2021 versus 2020 (in thousands, except percentages):

	Favorable/(Unfavorable)
	Amount	Percent
Service revenues and sales
Roto-Rooter	$133,099	18
VITAS	(73,421)	(6)
Total	59,678	3
Cost of services provided and goods sold	8,739	1
Selling, general and administrative expenses	(36,509)	(11)
Depreciation	(2,415)	(5)
Amortization	(53)	(1)
Other operating expenses	(76,082)	(101)
Income from operations	(46,642)	(12)
Interest expense	487	21
Other income - net	479	6
Income before income taxes	(45,676)	(12)
Income taxes	(5,240)	(7)
Net income	$(50,916)	(16)

The VITAS segment revenue is as follows (dollars in thousands):

	2021	2020

Routine homecare	$1,069,766	$1,106,358
Continuous care	94,338	136,011
Inpatient care	113,187	114,956
Other	12,142	11,164
Medicare cap adjustment	(6,597)	(6,678)
Implicit price concessions	(11,530)	(14,970)
Room and board, net	(10,060)	(12,174)
Net revenue	$1,261,246	$1,334,667

Days of care are as follows:

	Days of Care		Increase/(Decrease)
	2021	2020	Percent

Routine homecare	5,347,170	5,597,213	(4)
Nursing home	993,322	1,097,493	(9)
Respite	21,403	20,387	5
Subtotal routine homecare and respite	6,361,895	6,715,093	(5)
Continuous care	101,539	141,693	(28)
General inpatient	107,685	112,718	(4)
Total days of care	6,571,119	6,969,504	(6)

The decrease in service revenues at VITAS is comprised primarily of a 5.7% decrease in days-of-care, a 1.7% decrease in acuity mix shift offset by a 1.7% increase in geographically weighted reimbursement rates. The combination of a lower Medicare cap revenue reduction and other contra revenue changes offset a portion of the revenue decline by approximately 20 basis points.

The Roto-Rooter segment revenue is as follows (dollars in thousands):

	2021	2020

Drain cleaning - short term core	$254,773	$218,500
Plumbing - short term core	176,051	147,326
Subtotal	430,824	365,826
Excavation - short term core	215,190	184,960
Water restoration	153,115	126,378
Contractor operations	76,858	64,727
Outside franchisee fees	5,068	4,893
Other - short term core	1,138	1,714
Other	15,576	13,537
Implicit price concessions and credit memos	(19,754)	(17,119)
Total	$878,015	$744,916

The increase in drain cleaning revenues for 2021 versus 2020 is attributable to a 10.1% increase in price and service mix shift and a 6.5% increase in job count. The increase in plumbing revenues for 2021 versus 2020 is attributable to a 10.1% increase in price and service mix shift and a 9.4% increase in job count. The increase in excavation revenues for 2021 versus 2020 is attributable to a 12.6% increase in price and service mix shift and an 3.7% increase in job count. Water restoration revenue for 2021 versus 2020 is attributable to a 14.5% increase in price and service mix shift and a 6.7% increase in job count. Contractor operations increased 18.7%. The increase in job count for all service lines was driven by both residential and commercial customers.

The consolidated gross margin excluding depreciation was 36.0% in 2021 versus 33.7% in 2020. On a segment basis, VITAS’ gross margin excluding depreciation was 24.4% in 2021 and 24.3% in 2020. Roto-Rooter’s gross margin excluding depreciation was 52.6% in 2021 and 50.7% in 2020. The increase is primarily due to increased revenue and improved labor costs.

Selling, general and administrative expenses (“SG&A”) for 2021 and 2020 comprise (in thousands):

	2021	2020
SG&A expenses before long-term incentive compensation, and the impact of market
value adjustments related to deferred compensation trusts	$349,250	$313,348
Long-term incentive compensation	9,167	8,937
Impact of market value adjustments related to assets held in deferred compensation trusts	8,310	7,933
Total SG&A expenses	$366,727	$330,218

SG&A expenses before long-term incentive compensation and the impact of market value adjustments related to deferred compensation trusts for 2021 were up 11.5% when compared to 2020. This increase was mainly a result of the increase in variable selling and general administrative expenses at Roto-Rooter and increased variable bonus expense at Roto-Rooter caused by increased income.

Other operating (income)/expense for 2021 and 2020 comprise (in thousands):

	2021	2020

Loss on disposal of property and equipment	$987	$541
CARES Act grant income	-	(80,225)
Litigation settlements	-	4,589
Total other operating expenses	$987	$(75,095)

Other income-net for 2021 and 2020 comprise (in thousands):

	2021	2020

Market value gains on assets held in deferred
compensation trusts	$8,310	$7,933
Interest income	377	757
Other	457	(25)
Total other income	$9,144	$8,665

Our effective tax rate reconciliation is as follows:

	2021	2020

Income tax provision calculated using the statutory rate	$73,566	$83,158
State and local income taxes, less federal income tax effect	10,025	13,855
Excess stock compensation tax benefits	(9,884)	(26,089)
Nondeductible expenses	7,443	5,377
Other--net	614	223
Income tax provision	$81,764	$76,524
Effective tax rate	23.3%	19.3%

Net income for both periods include the following after-tax adjustments that increased/(reduced) after-tax earnings (in thousands):

	2021	2020
VITAS
COVID-19 expense	$(12,157)	$(26,430)
Facility relocation expenses	(1,384)	-
CARES Act grant income	-	59,848
Medicare cap sequestration adjustment	-	(462)
Roto-Rooter
Amortization of reacquired franchise agreements	(6,915)	(6,914)
Direct costs related to COVID-19	(1,789)	(2,808)
Litigation settlements	72	(2,675)
Corporate
Stock option expense	(18,879)	(15,700)
Excess tax benefits on stock compensation	9,884	26,089
Long-term incentive compensation	(8,094)	(7,895)
Direct costs related to COVID-19	(29)	-
Other	(166)	-
Total	$(39,457)	$23,053

2021 Versus 2020– Segment Results

Net income/(loss) for 2021 versus 2020 (in thousand):

	2021	2020

VITAS	$162,431	$238,782
Roto-Rooter	166,333	120,394
Corporate	(60,214)	(39,710)
	$268,550	$319,466

VITAS’ after-tax earnings decreased primarily due to lower revenue. After-tax earnings as a percent of revenue at VITAS in 2021 was 12.9% as compared to 17.9% in 2020.

Roto-Rooter’s net income was impacted in 2021 compared to 2020 primarily by higher revenue and improved labor costs. After-tax earnings as a percent of revenue at Roto-Rooter in 2021 was 18.9% as compared to 16.2% in 2020.

After-tax Corporate expenses for 2021 increased 51.6% when compared to 2020 due mainly to a $16.2 million decrease in excess tax benefits on stock compensation and a $3.2 million increase in after-tax stock option expense.

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

CRITICAL ACCOUNTING ESTIMATES

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

Care is provided to patients regardless of their ability to pay. Patients who meet our criteria for charity care are provided care without charge. There is no revenue or associated accounts receivable in the accompanying consolidated financial statements related to charity care. The cost of providing charity care during the years ended December 31, 2021, 2020 and 2019, was $8.5 million, $8.1 million and $9.0 million, respectively and is included in cost of services provided and goods sold. The cost of charity care is calculated by taking the ratio of charity care days to total days of care and multiplying by total cost of care.

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

We are subject to certain limitations on Medicare payments for services which are considered variable consideration, as follows:

Inpatient Cap. If the number of inpatient care days any hospice program provides to Medicare beneficiaries exceeds 20% of the total days of hospice care such program provided to all Medicare patients for an annual period beginning September 28, the days more than the 20% figure may be reimbursed only at the routine homecare rate. None of VITAS’ hospice programs exceeded the payment limits on inpatient services during the years ended December 31, 2021, 2020, and 2019.

Medicare Cap. We are also subject to a Medicare annual per-beneficiary cap (“Medicare cap”). Compliance with the Medicare cap is measured in one of two ways based on a provider election. The “streamlined” method compares total Medicare payments received under a Medicare provider number with respect to services provided to all Medicare hospice care beneficiaries in the program or programs covered by that Medicare provider number with the product of the per-beneficiary cap amount and the number of Medicare beneficiaries electing hospice care for the first time from that hospice program or programs from September 28 through September 27 of the following year. At December 31, 2021, all our programs except one are using the “streamlined” method.

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

We actively monitor each of our hospice programs, by provider number, as to their specific admission, discharge rate and median length of stay data to determine whether revenues are likely to exceed the annual per-beneficiary Medicare cap. Should we determine that revenues for a program are likely to exceed the Medicare cap based on projected trends, we attempt to institute corrective actions, which include changes to the patient mix and increased patient admissions. However, should we project our corrective action will not prevent that program from exceeding its Medicare cap, we estimate revenue recognized during the government fiscal year that will require repayment to the Federal government under the Medicare cap and record an adjustment to revenue of an amount equal to a ratable portion of our best estimate for the year.

In 2013, the U.S. government implemented automatic budget reductions of 2.0% for all government payees, including hospice benefits paid under the Medicare program. In 2015, CMS determined that the Medicare cap should be calculated “as if” sequestration did not occur. Because of this decision, VITAS has received notification from our third-party intermediary that an additional $8.7 million is owed for Medicare cap in three programs arising during the 2013 through 2020 measurement periods. The amounts are automatically deducted from our semi-monthly PIP payments. We do not believe that CMS is authorized under the sequestration authority or the statutory methodology for establishing the Medicare cap to the amounts they have withheld and intend to withhold under their current “as if” methodology. We have appealed CMS’s methodology change.

During the year ended December 31, 2021 we recorded $6.6 million in Medicare cap revenue reduction related to two programs’ projected 2021 measurement period liability and two programs’ 2022 measurement period liability.

During the year ended December 31, 2020 we recorded $6.7 million in Medicare cap revenue reduction related to four programs projected 2020 measurement period liability.

During the years ended December 31, 2019, we recorded $12.4 million in Medicare cap revenue reduction related to four programs’ 2020 measurement period liability and four programs’ projected 2019 measurement period liability.

At December 31, 2021 and 2020, the Medicare cap liability included in other current liabilities on the accompanying balance sheets was $13.5 million and $15.1 million, respectively.

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

For the VITAS segment, we initially self-insure for workers’ compensation claims. Currently, VITAS’ exposure on any single claim is capped at $1,000,000. For VITAS’ self-insurance accruals for workers’ compensation, the valuation methods used are similar to those used internally for our other business units. We are also insured for other risks with respect to professional liability with a deductible of $1,000,000.

Our casualty insurance liabilities are recorded gross before any estimated recovery for amounts exceeding our stop loss limits. Estimated recoveries from insurance carriers are recorded as accounts receivable. Claims experience adjustments to our casualty and workers’ compensation accrual for the years ended December 31, 2021, 2020 and 2019, were net pretax credits of ($6,332,000), ($4,578,000), and ($1,664,000) respectively.

As an indication of the sensitivity of the accrued liability to reported claims, our analysis indicates that a 1% across-the-board increase or decrease in the amount of projected losses would increase or decrease the accrued insurance liability at December 31, 2021 by $4.3 million or 7.7%. While the amount recorded represents our best estimate of the casualty and workers’ compensation insurance liability, we have calculated, based on historical claims experience, the actual loss could reasonably be expected to increase or decrease by approximately $1.0 million as of December 31, 2021.

Unaudited Consolidating Summaries and Reconciliations of Adjusted EBITDA (in thousands)
Chemed Corporation and Subsidiary Companies
					Chemed
2021		VITAS	Roto-Rooter	Corporate	Consolidated

	Net income/(loss)	$162,431	$166,333	$(60,214)	$268,550
	Add/(deduct):
	Interest expense	160	595	1,113	1,868
	Income taxes	52,426	51,420	(22,082)	81,764
	Depreciation	23,114	25,816	81	49,011
	Amortization	71	9,969	-	10,040
	EBITDA	238,202	254,133	(81,102)	411,233
	Add/(deduct):
	Intercompany interest/(expense)	(18,125)	(7,180)	25,305	-
	Interest income	(253)	(124)	-	(377)
	Stock option expense	-	-	22,502	22,502
	Direct costs related to COVID-19	16,296	2,435	38	18,769
	Long-term incentive compensation	-	-	9,167	9,167
	Litigation settlement	-	(98)	-	(98)
	Medicare cap sequestration adjustment	-	-	218	218
	Adjusted EBITDA	$236,120	$249,166	$(23,872)	$461,414

					Chemed
2020		VITAS	Roto-Rooter	Corporate	Consolidated

	Net income/(loss)	$238,782	$120,394	$(39,710)	$319,466
	Add/(deduct):
	Interest expense	166	340	1,849	2,355
	Income taxes	76,473	37,038	(36,987)	76,524
	Depreciation	22,168	24,292	136	46,596
	Amortization	71	9,916	-	9,987
	EBITDA	337,660	191,980	(74,712)	454,928
	Add/(deduct):
	Intercompany interest/(expense)	(19,897)	(6,256)	26,153	-
	Interest income	(668)	(76)	(13)	(757)
	CARES Act grant	(80,225)	-	-	(80,225)
	Direct costs related to COVID-19	35,441	3,819	-	39,260
	Stock option expense	-	-	18,422	18,422
	Long-term incentive compensation	-	-	8,937	8,937
	Litigation settlement	-	3,639	-	3,639
	Medicare cap sequestration adjustment	619	-	-	619
	Adjusted EBITDA	$272,930	$193,106	$(21,213)	$444,823

					Chemed
2019		VITAS	Roto-Rooter	Corporate	Consolidated

	Net income/(loss)	$155,822	$103,710	$(39,609)	$219,923
	Add/(deduct):
	Interest expense	169	345	4,021	4,535
	Income taxes	48,711	30,276	(37,301)	41,686
	Depreciation	19,984	20,730	156	40,870
	Amortization	71	4,264	-	4,335
	EBITDA	224,757	159,325	(72,733)	311,349
	Add/(deduct):
	Intercompany interest/(expense)	(18,135)	(8,152)	26,287	-
	Interest income	(380)	(133)	-	(513)
	Stock option expense	-	-	14,831	14,831
	Long-term incentive compensation	-	-	7,630	7,630
	Litigation settlement	6,000	-	-	6,000
	Acquisition expense	-	4,664	170	4,834
	Medicare cap sequestration adjustment	3,982	-	-	3,982
	Loss on sale of transportation equipment	-	-	2,266	2,266
	Non cash ASC 842 expenses/(benefit)	656	55	(163)	548
	Adjusted EBITDA	$216,880	$155,759	$(21,712)	$350,927

CHEMED CORPORATION AND SUBSIDIARY COMPANIES
RECONCILIATION OF ADJUSTED NET INCOME
(in thousands, except per share data)(unaudited)

	For the Years Ended December 31,
	2021	2020	2019
Net income as reported	$268,550	$319,466	$219,923

Add/(deduct) pre-tax cost of:
Stock option expense	22,502	18,422	14,831
COVID-19 expenses	18,769	39,260	-
Amortization of reacquired franchise agreements	9,408	9,408	3,964
Long-term incentive compensation	9,167	8,937	7,630
Facility relocation expenses	1,855	-	-
Other	218	-	-
Litigation settlements	(98)	3,639	6,000
CARES Act grant	-	(80,225)	-
Medicare cap sequestration adjustment	-	619	3,982
Acquisition expenses	-	-	4,834
Loss on sale of transportation equipment	-	-	2,266
Non cash ASC 842 expenses	-	-	548
Add/(deduct) tax impacts:
Tax impact of the above pre-tax adjustments (1)	(12,480)	2,976	(9,328)
Excess tax benefits on stock compensation	(9,884)	(26,089)	(24,177)
Adjusted net income	$308,007	$296,413	$230,473

Diluted Earnings Per Share As Reported
Net income	$16.85	$19.48	$13.31
Average number of shares outstanding	15,938	16,398	16,527

Adjusted Diluted Earnings Per Share
Net income	$19.33	$18.08	$13.95
Average number of shares outstanding	15,938	16,398	16,527

(1) The tax impact of pre-tax adjustments was calculated using the effective tax rate of the operating unit for which each adjustment is associated.

The "Footnotes to Financial Statements" are integral parts of this financial information.

CHEMED CORPORATION AND SUBSIDIARY COMPANIES
OPERATING STATISTICS FOR VITAS SEGMENT(unaudited)
Three Months Ended December 31,			Year Ended December 31,
OPERATING STATISTICS	2021	2020	2021	2020
Net revenue ($000)
Homecare	$272,949	$279,410	$1,069,766	$1,106,358
Inpatient	27,291	28,973	113,187	114,956
Continuous care	20,680	30,175	94,338	136,011
Other	2,902	2,984	12,142	11,164
Subtotal	$323,822	$341,542	$1,289,433	$1,368,489
Room and board, net	(2,609)	(2,858)	(10,060)	(12,174)
Contractual allowances	(2,101)	(3,994)	(11,530)	(14,970)
Medicare cap allowance	(3,000)	(2,500)	(6,597)	(6,678)
Total	$316,112	$332,190	$1,261,246	$1,334,667
Net revenue as a percent of total before Medicare cap allowance
Homecare	84.3%	81.8%	83.0%	80.8%
Inpatient	8.4	8.5	8.8	8.4
Continuous care	6.4	8.8	7.3	9.9
Other	0.9	0.9	0.9	0.9
Subtotal	100.0	100.0	100.0	100.0
Room and board, net	(0.9)	(0.8)	(0.8)	(0.9)
Contractual allowances	(0.6)	(1.2)	(0.9)	(1.1)
Medicare cap allowance	(0.9)	(0.7)	(0.5)	(0.5)
Total	97.6%	97.3%	97.8%	97.5%
Days of Care
Homecare	1,338,955	1,404,532	5,347,170	5,597,213
Nursing home	257,416	253,261	993,322	1,097,493
Respite	5,894	4,971	21,403	20,387
Subtotal routine homecare and respite	1,602,265	1,662,764	6,361,895	6,715,093
Inpatient	25,556	27,811	107,685	112,718
Continuous care	22,154	31,493	101,539	141,693
Total	1,649,975	1,722,068	6,571,119	6,969,504
Number of days in relevant time period	92	92	365	366
Average daily census ("ADC") (days)
Homecare	14,554	15,267	14,649	15,293
Nursing home	2,798	2,753	2,721	2,999
Respite	64	54	59	55
Subtotal routine homecare and respite	17,416	18,074	17,429	18,347
Inpatient	278	302	295	308
Continuous care	241	342	279	387
Total	17,935	18,718	18,003	19,042
Total Admissions	16,250	17,960	68,823	71,328
Total Discharges	16,684	18,570	69,411	72,009
Average length of stay (days)	97.9	97.2	95.7	94.0
Median length of stay (days)	15.0	14.0	13.0	14.0
ADC by major diagnosis
Cerebro	36.5%	35.5%	36.7%	35.8%
Neurological	23.0	22.4	22.6	21.9
Cancer	11.5	12.3	11.9	12.5
Cardio	15.6	15.9	15.5	15.8
Respiratory	7.5	7.9	7.5	8.1
Other	5.9	6.0	5.8	5.9
Total	100.0%	100.0%	100.0%	100.0%
Admissions by major diagnosis
Cerebro	22.5%	20.9%	21.5%	21.1%
Neurological	12.7	12.6	12.3	12.9
Cancer	26.6	26.7	26.9	27.6
Cardio	14.8	13.8	14.5	14.3
Respiratory	11.0	10.4	10.9	10.6
Other	12.4	15.6	13.9	13.5
Total	100.0%	100.0%	100.0%	100.0%
Bad debt expense as a percent of revenues	0.7%	1.2%	0.9%	1.1%
Accounts receivable --Days of revenue outstanding- excluding unapplied Medicare payments	33.8	36.0	N.A.	N.A.
Accounts receivable--Days of revenue outstanding- including unapplied Medicare payments	28.1	25.6	N.A.	N.A.

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