Form 10-Q
period 2022-03-31
CHEMED CORP
filed 2022-04-29
CIK 19584

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒    Quarterly Report Under Section 13 or 15 (d) of the Securities Exchange Act of 1934 For the Quarterly Period Ended March 31, 2022

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	☐	No	☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of Each Exchange on which Registered	Amount	Date

Capital Stock $1 Par Value	CHE	New York Stock Exchange	14,967,917 Shares	March 31, 2022

CHEMED CORPORATION AND

SUBSIDIARY COMPANIES

Index

Page No.
PART I. FINANCIAL INFORMATION:

Item 1. Financial Statements
Unaudited Consolidated Balance Sheets -
March 31, 2022 and December 31, 2021	3

Unaudited Consolidated Statements of Income -
Three months ended March 31, 2022 and 2021	4

Unaudited Consolidated Statements of Cash Flows -
Three months ended March 31, 2022 and 2021	5

Unaudited Consolidated Statements of Changes in Stockholders’ Equity-
Three months ended March 31, 2022 and 2021	6

Notes to Unaudited Consolidated Financial Statements	7

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	19

Item 3. Quantitative and Qualitative Disclosures about Market Risk	30

Item 4. Controls and Procedures	30

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	30

Item 1A. Risk Factors	30

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	31

Item 3. Defaults Upon Senior Securities	31

Item 4. Mine Safety Disclosures	31

Item 5. Other Information	31

Item 6. Exhibits	32

EX – 31.1
EX – 31.2
EX – 31.3
EX – 32.1
EX – 32.2
EX – 32.3
EX – 101
EX – 104

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
CHEMED CORPORATION AND SUBSIDIARY COMPANIES
UNAUDITED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	March 31, 2022	December 31, 2021
ASSETS
Current assets
Cash and cash equivalents	$18,160	$32,895
Accounts receivable	117,319	137,217
Inventories	10,540	10,109
Prepaid income taxes	9,143	17,377
Prepaid expenses	29,589	32,688
Total current assets	184,751	230,286
Investments of deferred compensation plans	100,139	98,884
Properties and equipment, at cost, less accumulated depreciation of $326,154 (2021- $317,911)	192,405	193,680
Lease right of use asset	134,169	125,048
Identifiable intangible assets less accumulated amortization of $60,166 (2021 - $57,648)	106,367	108,096
Goodwill	579,704	578,591
Other assets	8,222	8,138
Total Assets	$1,305,757	$1,342,723

LIABILITIES
Current liabilities
Accounts payable	$64,710	$73,024
Income taxes	15,390	41
Accrued insurance	58,952	55,918
Accrued compensation	62,205	95,598
Accrued legal	871	872
Short-term lease liability	38,856	37,913
Other current liabilities	38,667	39,033
Total current liabilities	279,651	302,399
Deferred income taxes	19,136	23,183
Long-term debt	120,000	185,000
Deferred compensation liabilities	100,812	98,597
Long-term lease liability	109,121	100,629
Other liabilities	10,332	9,642
Total Liabilities	639,052	719,450
Commitments and contingencies (Note 10)
STOCKHOLDERS' EQUITY
Capital stock - authorized 80,000,000 shares $1 par; issued 36,578,650 shares (2021 - 36,513,857 shares)	36,579	36,514
Paid-in capital	1,064,448	1,044,341
Retained earnings	2,029,158	1,970,311
Treasury stock - 21,676,467 shares (2021 - 21,601,325 shares)	(2,465,716)	(2,430,094)
Deferred compensation payable in Company stock	2,236	2,201
Total Stockholders' Equity	666,705	623,273
Total Liabilities and Stockholders' Equity	$1,305,757	$1,342,723

See accompanying Notes to Unaudited Consolidated Financial Statements.

CHEMED CORPORATION AND SUBSIDIARY COMPANIES
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)

	Three Months Ended March 31,
	2022	2021
Service revenues and sales	$530,549	$527,360
Cost of services provided and goods sold (excluding depreciation)	336,552	340,473
Selling, general and administrative expenses	89,954	91,599
Depreciation	12,138	11,715
Amortization	2,518	2,510
Other operating expenses	13	622
Total costs and expenses	441,175	446,919
Income from operations	89,374	80,441
Interest expense	(810)	(381)
Other (expense)/income - net	(3,862)	3,602
Income before income taxes	84,702	83,662
Income taxes	(20,533)	(18,262)
Net income	$64,169	$65,400

Earnings Per Share:
Net income	$4.28	$4.08
Average number of shares outstanding	14,986	16,010

Diluted Earnings Per Share:
Net income	$4.22	$4.01
Average number of shares outstanding	15,192	16,310

Cash Dividends Per Share	$0.36	$0.34

See accompanying Notes to Unaudited Consolidated Financial Statements.

CHEMED CORPORATION AND SUBSIDIARY COMPANIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Three Months Ended March 31,
	2022	2021
Cash Flows from Operating Activities
Net income	$64,169	$65,400
Adjustments to reconcile net income to net cash provided
by operating activities:
Depreciation and amortization	14,656	14,225
Stock option expense	7,451	6,106
Benefit for deferred income taxes	(4,047)	(930)
Noncash long-term incentive compensation	1,185	1,642
Amortization of debt issuance costs	76	76
Payments on previously accrued litigation settlements	-	(8,490)
Changes in operating assets and liabilities:
Decrease in accounts receivable	19,610	22,773
(Increase)/decrease in inventories	(431)	318
Decrease in prepaid expenses	3,099	4,402
Decrease in accounts payable and other current liabilities	(30,332)	(18,369)
Change in current income taxes	23,530	18,395
Net change in lease assets and liabilities	743	(24)
Increase in other assets	(1,562)	(5,274)
Increase in other liabilities	2,958	5,759
Other (uses)/sources	(15)	710
Net cash provided by operating activities	101,090	106,719
Cash Flows from Investing Activities
Capital expenditures	(12,649)	(17,697)
Business combinations, net of cash acquired	(1,650)	-
Other sources	351	274
Net cash used by investing activities	(13,948)	(17,423)
Cash Flows from Financing Activities
Payments on revolving line of credit	(86,500)	-
Proceeds from revolving line of credit	21,500	-
Purchases of treasury stock	(27,794)	(41,107)
Proceeds from exercise of stock options	7,692	11,026
Change in cash overdrafts payable	(7,051)	-
Dividends paid	(5,322)	(5,437)
Capital stock surrendered to pay taxes on stock-based compensation	(4,893)	(6,613)
Other sources	491	316
Net cash used by financing activities	(101,877)	(41,815)
(Decrease)/Increase in Cash and Cash Equivalents	(14,735)	47,481
Cash and cash equivalents at beginning of year	32,895	162,675
Cash and cash equivalents at end of period	$18,160	$210,156

See accompanying Notes to Unaudited Consolidated Financial Statements.

CHEMED CORPORATION AND SUBSIDIARY COMPANIES
UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(in thousands, except per share data)

For the three months ended March 31, 2022 and 2021:					Deferred
					Compensation
				Treasury	Payable in
	Capital	Paid-in	Retained	Stock-	Company
	Stock	Capital	Earnings	at Cost	Stock	Total
Balance at December 31, 2021	36,514	1,044,341	1,970,311	(2,430,094)	2,201	623,273
Net income	-	-	64,169	-	-	64,169
Dividends paid ($0.36 per share)	-	-	(5,322)	-	-	(5,322)
Stock awards and exercise of stock options	65	19,603	-	(8,233)	-	11,435
Purchases of treasury stock	-	-	-	(27,353)	-	(27,353)
Other	-	504	-	(36)	35	503
Balance at March 31, 2022	$36,579	$1,064,448	$2,029,158	$(2,465,716)	$2,236	$666,705
					Deferred
					Compensation
			`	Treasury	Payable in
	Capital	Paid-in	Retained	Stock-	Company
	Stock	Capital	Earnings	at Cost	Stock	Total
Balance at December 31, 2020	36,259	961,404	1,723,777	(1,822,579)	2,339	901,200
Net income	-	-	65,400	-	-	65,400
Dividends paid ($0.34 per share)	-	-	(5,437)	-	-	(5,437)
Stock awards and exercise of stock options	86	21,007	-	(8,932)	-	12,161
Purchases of treasury stock	-	-	-	(44,768)	-	(44,768)
Other	-	328	-	(36)	36	328
Balance at March 31, 2021	$36,345	$982,739	$1,783,740	$(1,876,315)	$2,375	$928,884

The Notes to Consolidated Financial Statements are integral parts of these statements.

CHEMED CORPORATION AND SUBSIDIARY COMPANIES

Notes to Unaudited Consolidated Financial Statements

1.    Basis of Presentation

As used herein, the terms “We,” “Company” and “Chemed” refer to Chemed Corporation or Chemed Corporation and its consolidated subsidiaries.

We have prepared the accompanying unaudited consolidated financial statements of Chemed in accordance with Rule 10-01 of SEC Regulation S-X. Consequently, we have omitted certain disclosures required under generally accepted accounting principles in the United States (“GAAP”) for complete financial statements. The December 31, 2021 balance sheet data were derived from audited financial statements but do not include all disclosures required by GAAP. However, in our opinion, the financial statements presented herein contain all adjustments, consisting only of normal recurring adjustments, necessary to state fairly our financial position, results of operations and cash flows. The results of operations for the three months ended March 31, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022 or any other future period, and we make no representations related thereto. These financial statements are prepared on the same basis as and should be read in conjunction with the audited Consolidated Financial Statements and related Notes included in our Annual Report on Form 10-K for the year ended December 31, 2021.

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

CLOUD COMPUTING

As of March 31, 2022, Roto-Rooter has two cloud computing arrangements that are service contracts. The two projects consist of the development of a single source data warehouse and human resource system integration with our enterprise software. No amortization has been recorded for these two projects as they have not been placed into service.

VITAS utilizes a human resources system that is considered a cloud computing arrangement. We have capitalized approximately $5.6 million related to implementation of this project which is included in prepaid assets in the accompanying balance sheets. The VITAS human resource system was placed into service in January 2020 and is being amortized over 5.7 years. For the three months ended March 31, 2022 and 2021, $249,000 and $199,000 has been amortized, respectively.

INCOME TAXES

Our effective income tax rate was 24.2% in the first quarter of 2022 compared to 21.8% during the first quarter of 2021. Excess tax benefit on stock options exercised reduced our income tax expenses by $1.4 million and $3.2 million, respectively for the quarters ended March 31, 2022 and 2021.

NON-CASH TRANSACTIONS

Included in the accompanying Consolidated Balance Sheets are $754,000 and $1.9 million of capitalized property and equipment which were not paid for as of March 31, 2022 and December 31, 2021, respectively. Accrued property and equipment purchases have been excluded from capital expenditures in the accompanying Consolidated Statements of Cash Flow. There are no material non-cash amounts included in interest expense for any period presented.

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

Care is provided to patients regardless of their ability to pay. Patients who meet our criteria for charity care are provided care without charge. There is no revenue or associated accounts receivable in the accompanying Consolidated Financial Statements related to charity care. The cost of providing charity care was $2.0 million for the quarters ended March 31, 2022 and 2021. The cost of charity care is included in cost of services provided and goods sold and is calculated by taking the ratio of charity care days to total days of care and multiplying by the total cost of care.

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

We are subject to certain limitations on Medicare payments for services which are considered variable consideration, as follows:

Inpatient Cap. If the number of inpatient care days any hospice program provides to Medicare beneficiaries exceeds 20% of the total days of hospice care such program provided to all Medicare patients for an annual period beginning September 28, the days in excess of the 20% figure may be reimbursed only at the routine homecare rate. None of VITAS’ hospice programs exceeded the payment limits on inpatient services during the three months ended March 31, 2022 and 2021.

Medicare Cap. We are also subject to a Medicare annual per-beneficiary cap (“Medicare cap”). Compliance with the Medicare cap is measured in one of two ways based on a provider election. The “streamlined” method compares total Medicare payments received under a Medicare provider number with respect to services provided to all Medicare hospice care beneficiaries in the program or programs covered by that Medicare provider number with the product of the per-beneficiary cap amount and the number of Medicare beneficiaries electing hospice care for the first time from that hospice program or programs from September 28 through September 27 of the following year. At March 31, 2022, all our programs except one are using the “streamlined” method.

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

During the quarter ended March 31, 2022, we recorded $2.5 million in net Medicare cap revenue reduction related to two programs for the 2022 government fiscal year.

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

The composition of patient care service revenue by payor and level of care for the quarter ended March 31, 2022 is as follows (in thousands):

	Medicare	Medicaid	Commercial	Total
Routine home care	$241,337	$10,907	5,392	$257,636
Continuous care	17,977	814	787	19,578
Inpatient care	23,427	1,963	1,180	26,570
	$282,741	$13,684	$7,359	$303,784

All other revenue - self-pay, respite care, etc.				3,007
Subtotal				$306,791
Medicare cap adjustment				(2,500)
Implicit price concessions				(2,985)
Room and board, net				(2,117)
Net revenue				$299,189

The composition of patient care service revenue by payor and level of care for the quarter ended March 31, 2021 is as follows (in thousands):

	Medicare	Medicaid	Commercial	Total
Routine home care	$246,064	$11,579	$6,111	$263,754
Continuous care	24,907	1,259	1,183	27,349
Inpatient care	25,438	2,473	1,245	29,156
	$296,409	$15,311	$8,539	$320,259

All other revenue - self-pay, respite care, etc.				2,938
Subtotal				$323,197
Medicare cap adjustment				(1,500)
Implicit price concessions				(3,244)
Room and board, net				(2,665)
Net revenue				$315,788

Roto-Rooter

Roto-Rooter provides plumbing, drain cleaning, excavation, water restoration and other related services to both residential and commercial customers primarily in the United States. Services are provided through a network of company-owned branches, independent contractors and franchisees. Service revenue for Roto-Rooter is reported at the amount that reflects the ultimate consideration we expect to receive in exchange for providing services.

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

Roto-Rooter owns the rights to certain territories and contracts with independent third-parties to operate the territory under Roto-Rooter’s registered trademarks (“Independent Contractors”). Such contracts are for a specified term but cancellable by either party without penalty with 90 days’ advance notice. Under the terms of these arrangements, Roto-Rooter provides certain back office support and advertising along with a limited license to use Roto-Rooter’s registered trademarks. The Independent Contractor is responsible for all day-to-day management of the business including staffing decisions and pricing of services provided. All performance obligations of Roto-Rooter cease at the termination of the arrangement.

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

The composition of disaggregated revenue for the first quarter is as follows (in thousands):

	March 31,
	2022	2021
Short-term core services	$169,712	$155,350
Water restoration	40,360	37,435
Independent Contractors	21,418	18,760
Franchise fees	1,317	1,327
All other	4,191	3,945
Subtotal	$236,998	$216,817
Implicit price concessions and credit memos	(5,638)	(5,245)
Net revenue	$231,360	$211,572

3.    Segments

Service revenues and sales by business segment are shown in Note 2. After-tax income/(loss) by business segment are as follows (in thousands):

	Three months ended March 31,
	2022	2021
VITAS	$36,481	$40,770
Roto-Rooter	43,937	37,177
Total	80,418	77,947
Corporate	(16,249)	(12,547)
Net income	$64,169	$65,400

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

4.    Earnings per Share

Earnings per share (“EPS”) are computed using the weighted average number of shares of capital stock outstanding. Earnings and diluted earnings per share are computed as follows (in thousands, except per share data):

		Net Income
For the Three Months Ended March 31,		Income	Shares	Earnings per Share
2022
	Earnings	$64,169	14,986	$4.28
	Dilutive stock options	-	165
	Nonvested stock awards	-	41
	Diluted earnings	$64,169	15,192	$4.22

2021
	Earnings	$65,400	16,010	$4.08
	Dilutive stock options	-	250
	Nonvested stock awards	-	50
	Diluted earnings	$65,400	16,310	$4.01

For the three months ended March 31, 2022, there were 609,000 stock options excluded from the computation of dilutive earnings per share because they would have been anti-dilutive.

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

As of March 31, 2022 there was $120.0 million of debt outstanding.

The 2018 Credit Agreement contains the following quarterly financial covenants effective as of March 31, 2022:

Description	Requirement

Leverage Ratio (Consolidated Indebtedness/Consolidated Adj. EBITDA)	< 3.50 to 1.00

Fixed Charge Coverage Ratio (Consolidated Free Cash Flow/Consolidated Fixed Charges)	> 1.50 to 1.00

We are in compliance with all debt covenants as of March 31, 2022. We have issued $46.2 million in standby letters of credit as of March 31, 2022, mainly for insurance purposes. Issued letters of credit reduce our available credit under the 2018 Credit Agreement. As of March 31, 2022, we have approximately $283.8 million of unused lines of credit available and eligible to be drawn down under our revolving credit facility.

6.    Other (Expense)/Income – Net

Other (expense)/income – net comprises the following (in thousands):

Three months ended March 31,
2022		2021
Market value adjustment on assets held in
deferred compensation trust	$(3,934)	$3,038
Interest income	73	92
Other-net	(1)	472
Total other income - net	$(3,862)	$3,602

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

We do not currently have any finance leases, therefore all lease information disclosed is related to operating leases.

The components of balance sheet information related to leases were as follows:

	March 31,	December 31,
	2022	2021
Assets
Operating lease assets	$134,169	$125,048

Liabilities
Current operating leases	38,856	37,913
Noncurrent operating leases	109,121	100,629
Total operating lease liabilities	$147,977	$138,542

The components of lease expense for the first quarter is as follows (in thousands):

	Three months ended March 31,
	2022	2021
Lease Expense (a)
Operating lease expense	$14,903	$15,388
Sublease income	(45)	(45)
Net lease expense	$14,858	$15,343

(a)Includes short-term leases and variable lease costs, which are immaterial. Included in both cost of services provided and goods sold and selling, general and administrative expenses.

The components of cash flow information related to leases were as follows:

	Three months ended March 31,
	2022	2021
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from leases	$12,489	$12,850

Leased assets obtained in exchange for new operating lease liabilities	$20,453	$13,776

Weighted Average Remaining Lease Term at March 31, 2022
Operating leases	4.66	years

Weighted Average Discount Rate at March 31, 2022
Operating leases	2.39%

Maturity of Operating Lease Liabilities (in thousands)

2022	$34,158
2023	37,989
2024	29,353
2025	22,656
2026	16,434
Thereafter	16,038
Total lease payments	$156,628
Less: interest	(8,651)
Total liability recognized on the balance sheet	$147,977

For leases commencing prior to April 2019, minimum rental payments exclude payments to landlords for real estate taxes and common area maintenance. Operating lease payments include $2.8 million related to extended lease terms that are reasonably certain of being exercised and exclude $200,000 of lease payments for leases signed but not yet commenced.

8.    Stock-Based Compensation Plans

On February 18, 2022, the Compensation/Incentive Committee of the Board of Directors (“CIC”) granted 7,983 Performance Stock Units (“PSUs”) contingent upon the achievement of certain total shareholder return (“TSR”) targets as compared to the TSR of a group of peer companies for the three year period ending December 31, 2024, the date at which such awards vest. The cumulative compensation cost of the TSR-based PSU award to be recorded over the three year service period is $4.8 million.

On February 18, 2022, the CIC also granted 7,983 PSUs contingent upon the achievement of certain earnings per share (“EPS”) targets for the three year period ending December 31, 2024. At the end of each reporting period, the Company estimates the number of shares that it believes will ultimately be earned and records the corresponding expense over the service period of the award. We currently estimate the cumulative compensation cost of the EPS-based PSUs to be recorded over the three year service period is $3.7 million.

9.    Retirement Plans

All of the Company’s plans that provide retirement and similar benefits are defined contribution plans. These expenses include the impact of market gains and losses on assets held in deferred compensation plans and are recorded in selling, general and administrative expenses. Net gains for the Company’s retirement and profit-sharing plans, excess benefit plans and other similar plans are as follows (in thousands):

Three months ended March 31,
2022	2021
$2,917	$8,699

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

11.    Concentration of Risk

As of March 31, 2022, and December 31, 2021, approximately 67% and 73%, respectively, of VITAS’ total accounts receivable balance were from Medicare and 26% and 21%, respectively, of VITAS’ total accounts receivable balance were due from various state Medicaid or managed Medicaid programs. Combined accounts receivable from Medicare, Medicaid, and managed Medicaid represent approximately 73% of the consolidated net accounts receivable in the accompanying consolidated balance sheets as of March 31, 2022.

VITAS has a pharmacy services contract with one service provider for specified pharmacy services related to its hospice operations. Similarly, effective January 1, 2022, VITAS obtains the majority of its medical supplies from a single vendor. A large majority of VITAS’ pharmaceutical and medical supplies purchases are from these vendors. The pharmaceutical and medical supplies purchased by VITAS are available through many providers in the United States. However, a disruption from VITAS’ main service providers could adversely impact VITAS’ operations, including temporary logistical challenges and increased cost associated with getting medication and medical supplies to our patients.

12.    Cash Overdrafts and Cash Equivalents

There are $4.8 million in cash overdrafts payable included in accounts payable at March 31, 2022. There were $11.9 million in cash overdrafts payable included in accounts payable at December 31, 2021.

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

The following shows the carrying value, fair value and the hierarchy for our financial instruments as of March 31, 2022 (in thousands):

		Fair Value Measure
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Investments of deferred compensation
plans held in trust	$100,139	$100,139	$-	$-
Long-term debt	120,000	-	120,000	-

The following shows the carrying value, fair value and the hierarchy for our financial instruments as of December 31, 2021 (in thousands):

		Fair Value Measure
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Investments of deferred compensation
plans held in trust	$98,884	$98,884	$-	$-
Long-tern debt	185,000	-	185,000	-

For cash and cash equivalents, accounts receivable and accounts payable, the carrying amount is a reasonable estimate of fair value because of the liquidity and short-term nature of these instruments. As further described in Note 5, our outstanding long-term debt has a floating interest rate that is reset at short-term intervals, generally 30 or 60 days. The interest rate we pay also includes an additional amount based on our current leverage ratio. As such, we believe our borrowings reflect significant nonperformance risks, mainly credit risk. Based on these factors, we believe the fair value of our long-term debt approximates its carrying value.

14.    Capital Stock Repurchase Plan Transactions

We repurchased the following capital stock:

	Three months ended March 31,
	2022	2021

Total cost of repurchased shares (in thousands)	$27,353	$44,768
Shares repurchased	57,500	100,000
Weighted average price per share	$475.71	$447.67

In May and November 2021, the Board of Directors authorized a total of $600.0 million for additional stock repurchase under Chemed’s existing share repurchase program. We currently have $174.6 million of authorization remaining under this share repurchase plan.

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

16.    Acquisitions

On January 28, 2022 VITAS purchased the hospice assets of Broward Health Hospital System for $1.3 million in cash. On February 1, 2022, Roto-Rooter completed the acquisition of a franchise and the related assets in Linden, NJ for $400,000 in cash.

Goodwill is assessed for impairment on a yearly basis as of October 1. All goodwill recognized is deductible for tax purposes.

Shown below is movement in Goodwill (in thousands):

	VITAS	Roto-Rooter	Total
Balance at December 31, 2021	$333,331	$245,260	$578,591
Business combinations	732	336	1,068
Foreign currency adjustments	-	45	45
Balance at March 31, 2022	$334,063	$245,641	$579,704

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

The following is a summary of the key operating results (in thousands except per share amounts):

	Three months ended March 31,
	2022	2021
Service revenues and sales	$530,549	$527,360
Net income	$64,169	$65,400
Diluted EPS	$4.22	$4.01
Adjusted net income	$72,780	$72,370
Adjusted diluted EPS	$4.79	$4.44
Adjusted EBITDA	$110,208	$108,519
Adjusted EBITDA as a % of revenue	20.8%	20.6%

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

For the three months ended March 31, 2022, the increase in consolidated service revenues and sales was driven by a 9.4% increase at Roto-Rooter offset by a 5.3% decrease at VITAS. The increase in service revenues at Roto-Rooter was driven by an increase in all major service lines. The decrease in service revenues at VITAS is comprised primarily of a 4.1% decrease in days-of-care offset by a geographically weighted average Medicare reimbursement rate increase (including the suspension of sequestration on May 1, 2020) of approximately 1.3%. Acuity mix shift had a net impact of reducing revenue approximately $7.1 million, or 2.2% in the quarter when compared to the prior year revenue and level-of-care mix. The combination of an increase in Medicare cap and other contra revenue changes negatively impacted revenue growth by approximately 30 basis points. See page 29 for additional VITAS operating metrics.

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

Medicare hospice reimbursement rate increases are based on a government formula that utilizes the Bureau of Labor and Statistics’ measurement of healthcare wage inflation reflected in the hospital wage index basket. However, this formulaic methodology is based upon healthcare wage inflation and increased CPI, historically measured from April 1 through March 31 to determine the following October 1 reimbursement rates. This methodology effectively delays actual wage inflation from impacting hospice reimbursement by 12 to 18 months.

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

Financial Condition

Liquidity and Capital Resources

Material changes in the balance sheet accounts from December 31, 2021 to March 31, 2022 include the following:

•A $19.9 million decrease in accounts receivable due to timing of receipts. See below.

•An $8.2 million decrease in prepaid income taxes due to timing of payments.

•A $9.1 million increase in lease right of use asset due to new building leases at VITAS.

•An $8.3 million decrease in accounts payable due to timing of payments.

•A $33.4 million decrease in accrued compensation due to the payment of 2021 bonuses in the first quarter of 2022.

•A $65.0 million decrease in long-term debt due to repayments.

•A $9.4 million increase in total short-term and long-term lease liabilities due to new building leases at VITAS.

•A $35.6 million increase in treasury stock due mainly to stock repurchases.

Net cash provided by operating activities decreased $5.6 million from March 31, 2021 to March 31, 2022. The main drivers of the decrease are a decrease in net income of $1.2 million, coupled with changes in current assets and liabilities. Significant changes in our accounts receivable balances are typically driven by the timing of payments received from the Federal government at our VITAS subsidiary. We typically receive a payment in excess of $40.0 million from the Federal government for hospice services every other Friday. The timing of a period end will have a significant impact on the accounts receivable at VITAS. These changes generally normalize over a two year period, as cash flow variations in one year are offset in the following year.

Management continually evaluates cash utilization alternatives, including share repurchase, debt repurchase, acquisitions and increased dividends to determine the most beneficial use of available capital resources.

On June 20, 2018, we replaced our existing credit agreement with the Fourth Amended and Restated Credit Agreement (“2018 Credit Agreement”). Terms of the 2018 Credit Agreement consist of a five-year, $450 million revolving credit facility and a $150 million expansion feature, which may consist of term loans or additional revolving commitments. The interest rate at inception of the agreement is LIBOR plus 100 basis points. The 2018 Credit Agreement has a floating interest rate that is generally LIBOR plus a tiered additional rate which varies based on our current leverage ratio. For March 31, 2022 and 2021, respectively, the interest rate is LIBOR plus 100 basis points. The 2018 Credit Agreement includes transition provisions in the instance LIBOR is no longer published or used as an industry-accepted rate.

We have issued $46.2 million in standby letters of credit as of March 31, 2022, mainly for insurance purposes. Issued letters of credit reduce our available credit under the revolving credit agreement. As of March 31, 2022, we have approximately $283.8 million of unused lines of credit available and eligible to be drawn down under our revolving credit facility. Management believes its liquidity and sources of capital are satisfactory for the Company’s needs in the foreseeable future.

Commitments and Contingencies

Collectively, the terms of our credit agreements require us to meet various financial covenants, to be tested quarterly. We are in compliance with all financial and other debt covenants as of March 31, 2022 and anticipate remaining in compliance throughout the foreseeable future.

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

Results of Operations

Three months ended March 31, 2022 versus 2021 - Consolidated Results

Our service revenues and sales for the first quarter of 2022 increased 0.6% versus services and sales revenues for the first quarter of 2021. Of this increase, a $19.8 million increase was attributable to Roto-Rooter offset by a $16.6 million decrease attributable to VITAS. The following chart shows the components of revenue by operating segment (in thousands):

	Three months ended March 31,		Increase/(Decrease)
	2022	2021	Percent
VITAS
Routine homecare	$257,636	$263,754	(2.3)
Continuous care	19,578	27,349	(28.4)
General inpatient	26,570	29,156	(8.9)
Other	3,007	2,938	2.3
Medicare cap adjustment	(2,500)	(1,500)	66.7
Room and board - net	(2,117)	(2,665)	(20.6)
Implicit price concessions	(2,985)	(3,244)	(8.0)
Roto-Rooter
Drain cleaning - short term core	66,687	61,756	8.0
Plumbing - short term core	47,672	41,313	15.4
Subtotal	114,359	103,069	11.0
Excavation - short term core	55,188	51,993	6.1
Water restoration	40,360	37,435	7.8
Independent Contractors	21,418	18,760	14.2
Outside franchisee fees	1,317	1,327	(0.8)
Other - short term core	165	288	(42.7)
Other	4,191	3,945	6.2
Implicit price concessions	(5,638)	(5,245)	7.5
Total	$530,549	$527,360	0.6

Days of care at VITAS during the quarter ended March 31 were as follows:

	Days of Care		Increase/(Decrease)
	2022	2021	Percent

Routine homecare	1,258,672	1,329,892	(5.4)
Nursing home	248,468	232,783	6.7
Respite	5,368	4,840	10.9
Subtotal routine homecare and respite	1,512,508	1,567,515	(3.5)
Continuous care	24,587	27,674	(11.2)
General inpatient	21,082	29,300	(28.0)
Total days of care	1,558,177	1,624,489	(4.1)

The decrease in service revenues at VITAS is comprised primarily of a 4.1% decrease in days-of-care offset by a geographically weighted average Medicare reimbursement rate increase (including the suspension of sequestration on May 1, 2020) of approximately 1.3%. Acuity mix shift had a net impact of reducing revenue approximately $7.1 million, or 2.2% in the quarter when compared to the prior year revenue and level-of-care mix. The combination of an increase in Medicare cap and other contra revenue changes negatively impacted revenue growth by approximately 30 basis points.

The increase in plumbing revenues for the first quarter of 2022 versus 2021 is attributable to a 1.8% increase in job count and to a 13.6% increase in price and service mix shift. Drain cleaning revenues for the first quarter of 2022 versus 2021 reflect an 11.9% increase in price and service mix shift offset by a 3.9% decrease in job count. Excavation and water restoration jobs are generally sold as a result of initial calls from customers regarding drain cleaning issues. As a result, the 6.1% increase in excavation revenue and the 7.8% increase in water restoration revenue are mainly a function of the numbers and size of drain cleaning issues we encounter on a quarterly basis. Independent Contractor revenue increased 14.2% due mainly to increased expansion into water restoration.

The consolidated gross margin was 36.6% in the first quarter of 2022 as compared with 35.4% in the first quarter of 2021. On a segment basis, VITAS’ gross margin was 24.0% in the first quarter of 2022 as compared with 24.4%, in the first quarter of 2021. The Roto-Rooter segment’s gross margin was 52.8% for the first quarter of 2022 as compared with 51.9% in the first quarter of 2021 primarily due to increased revenue and improved labor costs.

Selling, general and administrative expenses (“SG&A”) comprise (in thousands):

	Three months ended March 31,
	2022	2021
SG&A expenses before long-term incentive compensation and the impact of market value adjustments related to deferred compensation trusts	$92,578	$86,668
Impact of market value adjustments related to assets held in deferred compensation trusts	(3,934)	3,038
Long-term incentive compensation	1,310	1,893
Total SG&A expenses	$89,954	$91,599

SG&A expenses before long-term incentive compensation and the impact of market value adjustments related to deferred compensation trusts for the first quarter of 2022 were up 6.8% when compared to the first quarter of 2021. This increase was mainly a result of the increase in variable selling and general administrative expenses and due to normal salary increases.

Amortization for the first quarter of 2022 was flat when compared to the first quarter of 2021. Quarterly amortization of intangible assets is mainly driven by two Roto-Rooter franchise acquisitions completed in 2019. The total purchase price of these acquisitions was $138.0 million. As part of the purchase price allocation, approximately $59.2 million was determined to be the value of reacquired franchise rights which are being amortized over the remaining life of each franchise agreement. The average remaining life on the reacquired franchise agreements was approximately seven years. Quarterly amortization of reacquired franchise rights for these two acquisitions is approximately $2.0 million ($8.1 million annualized through 2026). This contrasts to quarterly franchise fees historically collected from these two franchisees of approximately $470,000 ($1.9 million annualized).

Other (expense)/income – net comprise (in thousands):

	Three months ended March 31,
	2022	2021
Market value adjustment on assets held in deferred compensation trusts	$(3,934)	$3,038
Interest income	73	92
Other	(1)	472
Total (expense)/other income - net	$(3,862)	$3,602

Our effective tax rate reconciliation is as follows (in thousands):

	Three months ended March 31,
	2022	2021

Income tax provision calculated at the statutory federal rate	$17,787	$17,569
Stock compensation tax benefits	(1,441)	(3,238)
State and local income taxes	3,299	2,956
Other--net	888	975
Income tax provision	$20,533	$18,262
Effective tax rate	24.2%	21.8%

Net income for both periods included the following after-tax items/adjustments that (reduced) or increased after-tax earnings (in thousands):

	Three months ended March 31,
	2022	2021
VITAS
Direct costs related to COVID-19	$(292)	$(1,308)
Roto-Rooter
Amortization of reacquired franchise agreements	(1,729)	(1,729)
Direct costs related to COVID-19	(706)	(407)
Corporate
Stock option expense	(6,166)	(5,066)
Excess tax benefits on stock compensation	1,441	3,238
Long-term incentive compensation	(1,159)	(1,670)
Direct costs related to COVID-19	-	(28)
Total	$(8,611)	$(6,970)

Three months ended March 31, 2022 versus 2021 - Segment Results

Net income/(loss) for the first quarter of 2022 versus the first quarter of 2021 by segment (in thousands):

	Three months ended March 31,
	2022	2021
VITAS	36,481	$40,770
Roto-Rooter	43,937	37,177
Corporate	(16,249)	(12,547)
	$64,169	$65,400

VITAS’ after-tax earnings decreased primarily due to lower revenue in the first quarter of 2022 when compared to the first quarter of 2021. After-tax earnings as a percent of revenue at VITAS in the first quarter of 2022 was 12.2% as compared to 12.9% in the first quarter of 2021.

Roto-Rooter’s net income was impacted in the first quarter of 2022 compared to the first quarter of 2021 primarily by higher revenue and improved labor costs. After-tax earnings as a percent of revenue at Roto-Rooter in the first quarter of 2022 was 19.0%, as compared to 17.6% in the first quarter of 2021.

After-tax Corporate expenses for the first quarter of 2022 increased 29.5% when compared to the first quarter of 2021 due mainly to an $1.8 million decrease in the excess tax benefits on stock compensation and an $1.1 million increase in stock option expense.

CHEMED CORPORATION AND SUBSIDIARY COMPANIES
CONSOLIDATING STATEMENTS OF INCOME
FOR THE THREE MONTHS ENDED MARCH 31, 2022
(in thousands)(unaudited)

				Chemed
	VITAS	Roto-Rooter	Corporate	Consolidated
2022 (a)
Service revenues and sales	$299,189	$231,360	$-	$530,549
Cost of services provided and goods sold	227,240	109,312	-	336,552
Selling, general and administrative expenses	22,453	56,954	10,547	89,954
Depreciation	5,551	6,569	18	12,138
Amortization	24	2,494	-	2,518
Other operating expense/(income)	(148)	161	-	13
Total costs and expenses	255,120	175,490	10,565	441,175
Income/(loss) from operations	44,069	55,870	(10,565)	89,374
Interest expense	(52)	(115)	(643)	(810)
Intercompany interest income/(expense)	4,656	2,176	(6,832)	-
Other income—net	37	35	(3,934)	(3,862)
Income/(expense) before income taxes	48,710	57,966	(21,974)	84,702
Income taxes	(12,229)	(14,029)	5,725	(20,533)
Net income/(loss)	$36,481	$43,937	$(16,249)	$64,169

(a) The following amounts are included in net income (in thousands):
				Chemed
	VITAS	Roto-Rooter	Corporate	Consolidated
Pretax benefit/(cost):
Stock option expense	$-	$-	$(7,451)	$(7,451)
Amortization of reacquired franchise agreements	-	(2,352)	-	(2,352)
Direct costs related to COVID-19	(391)	(961)	-	(1,352)
Long-term incentive compensation	-	-	(1,310)	(1,310)
Total	$(391)	$(3,313)	$(8,761)	$(12,465)

				Chemed
	VITAS	Roto-Rooter	Corporate	Consolidated
After-tax benefit/(cost):
Stock option expense	$-	$-	$(6,166)	$(6,166)
Amortization of reacquired franchise agreements	-	(1,729)	-	(1,729)
Long-term incentive compensation	-	-	(1,159)	(1,159)
Direct costs related to COVID-19	(292)	(706)	-	(998)
Excess tax benefits on stock compensation	-	-	1,441	1,441
Total	$(292)	$(2,435)	$(5,884)	$(8,611)

CHEMED CORPORATION AND SUBSIDIARY COMPANIES
CONSOLIDATING STATEMENTS OF INCOME
FOR THE THREE MONTHS ENDED MARCH 31, 2021
(in thousands)(unaudited)

				Chemed
	VITAS	Roto-Rooter	Corporate	Consolidated
2021 (a)
Service revenues and sales	$315,788	$211,572	$-	$527,360
Cost of services provided and goods sold	238,667	101,806	-	340,473
Selling, general and administrative expenses	22,090	53,322	16,187	91,599
Depreciation	5,338	6,353	24	11,715
Amortization	18	2,492	-	2,510
Other operating expense	502	120	-	622
Total costs and expenses	266,615	164,093	16,211	446,919
Income/(loss) from operations	49,173	47,479	(16,211)	80,441
Interest expense	(42)	(89)	(250)	(381)
Intercompany interest income/(expense)	4,525	1,620	(6,145)	-
Other income—net	533	31	3,038	3,602
Income/(expense) before income taxes	54,189	49,041	(19,568)	83,662
Income taxes	(13,419)	(11,864)	7,021	(18,262)
Net income/(loss)	$40,770	$37,177	$(12,547)	$65,400

(a) The following amounts are included in net income (in thousands):
				Chemed
	VITAS	Roto-Rooter	Corporate	Consolidated
Pretax benefit/(cost):
Stock option expense	$-	$-	$(6,106)	$(6,106)
Amortization of reacquired franchise agreements	-	(2,352)	-	(2,352)
Direct costs related to COVID-19	(1,753)	(553)	(38)	(2,344)
Long-term incentive compensation	-	-	(1,893)	(1,893)
Total	$(1,753)	$(2,905)	$(8,037)	$(12,695)

				Chemed
	VITAS	Roto-Rooter	Corporate	Consolidated
After-tax benefit/(cost):
Stock option expense	$-	$-	$(5,066)	$(5,066)
Direct costs related to COVID-19	(1,308)	(407)	(28)	(1,743)
Amortization of reacquired franchise agreements	-	(1,729)	-	(1,729)
Long-term incentive compensation	-	-	(1,670)	(1,670)
Excess tax benefits on stock compensation	-	-	3,238	3,238
Total	$(1,308)	$(2,136)	$(3,526)	$(6,970)

Unaudited Consolidating Summary and Reconciliation of Adjusted EBITDA

Chemed Corporation and Subsidiary Companies
(in thousands)				Chemed
For the three months ended March 31, 2022	VITAS	Roto-Rooter	Corporate	Consolidated

Net income/(loss)	$36,481	$43,937	$(16,249)	$64,169
Add/(deduct):
Interest expense	52	115	643	810
Income taxes	12,229	14,029	(5,725)	20,533
Depreciation	5,551	6,569	18	12,138
Amortization	24	2,494	-	2,518
EBITDA	54,337	67,144	(21,313)	100,168
Add/(deduct):
Intercompany interest expense/(income)	(4,656)	(2,176)	6,832	-
Interest income	(37)	(36)	-	(73)
Stock option expense	-	-	7,451	7,451
Direct costs related to COVID-19	391	961	-	1,352
Long-term incentive compensation	-	-	1,310	1,310
Adjusted EBITDA	$50,035	$65,893	$(5,720)	$110,208

				Chemed
For the three months ended March 31, 2021	VITAS	Roto-Rooter	Corporate	Consolidated

Net income/(loss)	$40,770	$37,177	$(12,547)	$65,400
Add/(deduct):
Interest expense	42	89	250	381
Income taxes	13,419	11,864	(7,021)	18,262
Depreciation	5,338	6,353	24	11,715
Amortization	18	2,492	-	2,510
EBITDA	59,587	57,975	(19,294)	98,268
Add/(deduct):
Intercompany interest expense/(income)	(4,525)	(1,620)	6,145	-
Interest (income)	(61)	(31)	-	(92)
Stock option expense	-	-	6,106	6,106
Direct costs related to COVID-19	1,753	553	38	2,344
Long-term incentive compensation	-	-	1,893	1,893
Adjusted EBITDA	$56,754	$56,877	$(5,112)	$108,519

RECONCILIATION OF ADJUSTED NET INCOME
(in thousands, except per share data)(unaudited)

	Three Months Ended March 31,
	2022	2021
Net income as reported	$64,169	$65,400

Add/(deduct) pre-tax cost of:
Stock option expense	7,451	6,106
Amortization of reacquired franchise agreements	2,352	2,352
Direct costs related to COVID-19	1,352	2,344
Long-term incentive compensation	1,310	1,893
Add/(deduct) tax impacts:
Tax impact of the above pre-tax adjustments (1)	(2,413)	(2,487)
Excess tax benefits on stock compensation	(1,441)	(3,238)
Adjusted net income	$72,780	$72,370

Diluted Earnings Per Share As Reported
Net income	$4.22	$4.01
Average number of shares outstanding	15,192	16,310

Adjusted Diluted Earnings Per Share
Adjusted net income	$4.79	$4.44
Adjusted average number of shares outstanding	15,192	16,310

(1) The tax impact of pre-tax adjustments was calculated using the effective tax rate of the operating unit for which each adjustment is associated.

CHEMED CORPORATION AND SUBSIDIARY COMPANIES
OPERATING STATISTICS FOR VITAS SEGMENT
(unaudited)
	Three Months Ended March 31,
OPERATING STATISTICS	2022	2021
Net revenue ($000)
Homecare	$257,636	$263,754
Inpatient	26,570	29,156
Continuous care	19,578	27,349
Other	3,007	2,938
Subtotal	$306,791	$323,197
Room and board, net	(2,117)	(2,665)
Contractual allowances	(2,985)	(3,244)
Medicare cap allowance	(2,500)	(1,500)
Total	$299,189	$315,788
Net revenue as a percent of total before Medicare cap allowances
Homecare	84.0%	81.6%
Inpatient	8.7	9.0
Continuous care	6.4	8.5
Other	0.9	0.9
Subtotal	100.0	100.0
Room and board, net	(0.7)	(0.8)
Contractual allowances	(1.0)	(1.0)
Medicare cap allowance	(0.8)	(0.5)
Total	97.5%	97.7%
Days of care
Homecare	1,258,672	1,329,892
Nursing home	248,468	232,783
Respite	5,368	4,840
Subtotal routine homecare and respite	1,512,508	1,567,515
Inpatient	24,587	27,674
Continuous care	21,082	29,300
Total	1,558,177	1,624,489
Number of days in relevant time period	90	90
Average daily census (days)
Homecare	13,985	14,777
Nursing home	2,761	2,586
Respite	60	54
Subtotal routine homecare and respite	16,806	17,417
Inpatient	273	307
Continuous care	234	326
Total	17,313	18,050
Total Admissions	16,530	18,135
Total Discharges	16,862	18,516
Average length of stay (days)	104.8	94.4
Median length of stay (days)	14.0	12.0
ADC by major diagnosis
Cerebro	36.7%	35.9%
Neurological	22.9	22.1
Cancer	11.1	12.2
Cardio	15.9	15.8
Respiratory	7.4	7.8
Other	6.0	6.2
Total	100.0%	100.0%
Admissions by major diagnosis
Cerebro	22.9	21.4%
Neurological	12.9	12.3
Cancer	24.9	25.0
Cardio	14.1	14.2
Respiratory	11.1	11.0
Other	14.1	16.1
Total	100.0%	100.0%

Estimated uncollectible accounts as a percent of revenues	1.0%	1.0%
Accounts receivable --
Days of revenue outstanding- excluding unapplied Medicare payments	33.6	37.8
Days of revenue outstanding- including unapplied Medicare payments	23.9	26.9

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

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

The Company’s primary market risk exposure relates to interest rate risk exposure through its variable interest line of credit. At March 31, 2022, the Company had no variable rate debt outstanding. For each $10 million borrowed under the credit facility, an increase or decrease of 100 basis points (1%), increases or decreases the Company’s annual interest expense by $100,000.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Item 2(c).    Purchases of Equity Securities by Issuer and Affiliated Purchasers

The following table shows the activity related to our share repurchase program for the first three months of 2022:

	Total Number	Weighted Average	Cumulative Shares	Dollar Amount
	of Shares	Price Paid Per	Repurchased Under	Remaining Under
	Repurchased	Share	the Program	The Program

February 2011 Program
January 1 through January 31, 2022	-	$-	10,225,654	$201,941,318
February 1 through February 28, 2022	-	-	10,225,654	201,941,318
March 1 through March 31, 2022	57,500	475.71	10,283,154	$174,587,938

First Quarter Total	57,500	$475.71

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

101

The following materials from Chemed Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022 formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) The Condensed Consolidated Balance Sheet, (ii) The Condensed Consolidated Statement of Income, (iii) The Condensed Consolidated Statement of Cash Flows, (iv) The Condensed Statement of Equity, and (v) Notes to the Condensed Consolidated Financial Statements.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, formatted in iXBRL and contained in Exhibit 101.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Chemed Corporation
(Registrant)

Dated:	April 29, 2022	By:	/s/ Kevin J. McNamara
Kevin J. McNamara
(President and Chief Executive Officer)

Dated:	April 29, 2022	By:	/s/ David P. Williams
David P. Williams
(Executive Vice President and Chief Financial Officer)

Dated:	April 29, 2022	By:	/s/ Michael D. Witzeman
Michael D. Witzeman
(Vice President and Controller)