Form 10-Q
period 2022-06-30
CHEMED CORP
filed 2022-07-29
CIK 19584

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒    Quarterly Report Under Section 13 or 15 (d) of the Securities Exchange Act of 1934 For the Quarterly Period Ended June 30, 2022

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	☐	No	☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of Each Exchange on which Registered	Amount	Date

Capital Stock $1 Par Value	CHE	New York Stock Exchange	14,904,946 Shares	June 30, 2022

CHEMED CORPORATION AND

SUBSIDIARY COMPANIES

Index

Page No.
PART I. FINANCIAL INFORMATION:

Item 1. Financial Statements
Unaudited Consolidated Balance Sheets -
June 30, 2022 and December 31, 2021	3

Unaudited Consolidated Statements of Income -
Three and six months ended June 30, 2022 and 2021	4

Unaudited Consolidated Statements of Cash Flows -
Six months ended June 30, 2022 and 2021	5

Unaudited Consolidated Statements of Changes in Stockholders’ Equity-
Three and six months ended June 30, 2022 and 2021	6

Notes to Unaudited Consolidated Financial Statements	8

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	21

Item 3. Quantitative and Qualitative Disclosures about Market Risk	38

Item 4. Controls and Procedures	38

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	38

Item 1A. Risk Factors	38

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	39

Item 3. Defaults Upon Senior Securities	39

Item 4. Mine Safety Disclosures	39

Item 5. Other Information	39

Item 6. Exhibits	40

EX – 31.1
EX – 31.2
EX – 31.3
EX – 32.1
EX – 32.2
EX – 32.3
EX – 101
EX – 104

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
CHEMED CORPORATION AND SUBSIDIARY COMPANIES
UNAUDITED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	June 30, 2022	December 31, 2021
ASSETS
Current assets
Cash and cash equivalents	$9,640	$32,895
Accounts receivable	136,555	137,217
Inventories	10,696	10,109
Prepaid income taxes	17,256	17,377
Prepaid expenses	28,999	32,688
Total current assets	203,146	230,286
Investments of deferred compensation plans	96,061	98,884
Properties and equipment, at cost, less accumulated depreciation of $329,967 (2021- $317,911)	192,005	193,680
Lease right of use asset	128,290	125,048
Identifiable intangible assets less accumulated amortization of $62,685 (2021 - $57,648)	103,837	108,096
Goodwill	579,653	578,591
Other assets	9,972	8,138
Total Assets	$1,312,964	$1,342,723

LIABILITIES
Current liabilities
Accounts payable	$73,975	$73,024
Current portion of long-term debt	5,000	-
Income taxes	-	41
Accrued insurance	54,828	55,918
Accrued compensation	68,290	95,598
Accrued legal	808	872
Short-term lease liability	39,062	37,913
Other current liabilities	43,105	39,033
Total current liabilities	285,068	302,399
Deferred income taxes	21,054	23,183
Long-term debt	111,800	185,000
Deferred compensation liabilities	95,624	98,597
Long-term lease liability	103,389	100,629
Other liabilities	11,069	9,642
Total Liabilities	628,004	719,450
Commitments and contingencies (Note 10)
STOCKHOLDERS' EQUITY
Capital stock - authorized 80,000,000 shares $1 par; issued 36,651,151 shares (2021 - 36,513,857 shares)	36,651	36,514
Paid-in capital	1,089,129	1,044,341
Retained earnings	2,090,214	1,970,311
Treasury stock - 21,812,013 shares (2021 - 21,601,325 shares)	(2,533,306)	(2,430,094)
Deferred compensation payable in Company stock	2,272	2,201
Total Stockholders' Equity	684,960	623,273
Total Liabilities and Stockholders' Equity	$1,312,964	$1,342,723

See Accompanying Notes to Unaudited Consolidated Financial Statements.

CHEMED CORPORATION AND SUBSIDIARY COMPANIES
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Service revenues and sales	$531,288	$532,256	$1,061,837	$1,059,616
Cost of services provided and goods sold (excluding depreciation)	336,821	350,493	673,373	690,966
Selling, general and administrative expenses	87,853	93,838	177,807	185,437
Depreciation	12,714	13,612	24,852	25,327
Amortization	2,520	2,510	5,038	5,020
Other operating (income)/expense	(558)	104	(545)	726
Total costs and expenses	439,350	460,557	880,525	907,476
Income from operations	91,938	71,699	181,312	152,140
Interest expense	(902)	(379)	(1,712)	(760)
Other (expense)/income - net	(4,930)	3,785	(8,792)	7,387
Income before income taxes	86,106	75,105	170,808	158,767
Income taxes	(19,650)	(18,583)	(40,183)	(36,845)
Net income	$66,456	$56,522	$130,625	$121,922

Earnings Per Share:
Net income	$4.45	$3.57	$8.73	$7.66
Average number of shares outstanding	14,932	15,829	14,959	15,919

Diluted Earnings Per Share:
Net income	$4.40	$3.51	$8.62	$7.52
Average number of shares outstanding	15,111	16,101	15,152	16,205

Cash Dividends Per Share	$0.36	$0.34	$0.72	$0.68

See Accompanying Notes to Unaudited Consolidated Financial Statements.

CHEMED CORPORATION AND SUBSIDIARY COMPANIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Six Months Ended June 30,
	2022	2021
Cash Flows from Operating Activities
Net income	$130,625	$121,922
Adjustments to reconcile net income to net cash provided
by operating activities:
Depreciation and amortization	29,890	30,347
Stock option expense	14,667	12,345
(Benefit)/provision for deferred income taxes	(2,129)	1,051
Noncash long-term incentive compensation	2,497	3,402
Noncash directors' compensation	1,170	1,173
Amortization of debt issuance costs	153	153
Provision for bad debts	-	40
Litigation settlements paid previously accrued	-	(9,440)
Changes in operating assets and liabilities:
Decrease in accounts receivable	887	4,722
Increase in inventories	(587)	(316)
Decrease in prepaid expenses	3,689	3,337
Decrease in accounts payable and other current liabilities	(24,001)	(10,815)
Change in current income taxes	27	(26,242)
Net change in lease assets and liabilities	705	(436)
Decrease/(increase) in other assets	2,071	(10,088)
(Decrease)/increase in other liabilities	(1,491)	10,088
Other (uses)/sources	(503)	796
Net cash provided by operating activities	157,670	132,039
Cash Flows from Investing Activities
Capital expenditures	(25,610)	(33,604)
Proceeds from sale of fixed assets	1,757	522
Business combinations, net of cash acquired	(1,650)	-
Other sources	(132)	(220)
Net cash used by investing activities	(25,635)	(33,302)
Cash Flows from Financing Activities
Payments on revolving line of credit	(263,300)	-
Proceeds from revolving line of credit	95,100	-
Proceeds from other long-term debt	100,000	-
Purchases of treasury stock	(77,214)	(166,649)
Proceeds from exercise of stock options	12,869	16,186
Capital stock surrendered to pay taxes on stock-based compensation	(12,115)	(8,598)
Dividends paid	(10,722)	(10,864)
Change in cash overdrafts payable	1,716	-
Debt issuance costs	(1,510)	-
Other (uses)/sources	(114)	633
Net cash used by financing activities	(155,290)	(169,292)
Decrease in Cash and Cash Equivalents	(23,255)	(70,555)
Cash and cash equivalents at beginning of year	32,895	162,675
Cash and cash equivalents at end of period	$9,640	$92,120

See Accompanying Notes to Unaudited Consolidated Financial Statements.

CHEMED CORPORATION AND SUBSIDIARY COMPANIES
UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(in thousands, except per share data)

For the three months ended June 30, 2022 and 2021:					Deferred
					Compensation
				Treasury	Payable in
	Capital	Paid-in	Retained	Stock-	Company
	Stock	Capital	Earnings	at Cost	Stock	Total
Balance at March 31, 2022	36,579	$1,064,448	$2,029,158	$(2,465,716)	$2,236	$666,705
Net income	-	-	66,456	-	-	66,456
Dividends paid ($0.36 per share)	-	-	(5,400)	-	-	(5,400)
Stock awards and exercise of stock options	72	25,274	-	(17,693)	-	7,653
Purchases of treasury stock	-	-	-	(49,861)	-	(49,861)
Other	-	(593)	-	(36)	36	(593)
Balance at June 30, 2022	$36,651	$1,089,129	$2,090,214	$(2,533,306)	$2,272	$684,960
					Deferred
					Compensation
			`	Treasury	Payable in
	Capital	Paid-in	Retained	Stock-	Company
	Stock	Capital	Earnings	at Cost	Stock	Total
Balance at March 31, 2021	36,345	$982,739	$1,783,740	$(1,876,315)	$2,375	$928,884
Net income	-	-	56,522	-	-	56,522
Dividends paid ($0.34 per share)	-	-	(5,427)	-	-	(5,427)
Stock awards and exercise of stock options	40	16,630	-	(4,323)	-	12,347
Purchases of treasury stock	-	-	-	(121,882)	-	(121,882)
Other	-	328	-	194	(192)	330
Balance at June 30, 2021	$36,385	$999,697	$1,834,835	$(2,002,326)	$2,183	$870,774

See Accompanying Notes to Unaudited Consolidated Financial Statements.

CHEMED CORPORATION AND SUBSIDIARY COMPANIES
UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(in thousands, except per share data)
For the six months ended June 30, 2022 and 2021:					Deferred
					Compensation
				Treasury	Payable in
	Capital	Paid-in	Retained	Stock-	Company
	Stock	Capital	Earnings	at Cost	Stock	Total
Balance at December 31, 2021	36,514	1,044,341	1,970,311	(2,430,094)	2,201	623,273
Net income	-	-	130,625	-	-	130,625
Dividends paid ($0.72 per share)	-	-	(10,722)	-	-	(10,722)
Stock awards and exercise of stock options	137	44,877	-	(25,926)	-	19,088
Purchases of treasury stock	-	-	-	(77,214)	-	(77,214)
Other	-	(89)	-	(72)	71	(90)
Balance at June 30, 2022	$36,651	$1,089,129	$2,090,214	$(2,533,306)	$2,272	$684,960
					Deferred
					Compensation
				Treasury	Payable in
	Capital	Paid-in	Retained	Stock-	Company
	Stock	Capital	Earnings	at Cost	Stock	Total
Balance at December 31, 2020	36,259	961,404	1,723,777	(1,822,579)	2,339	901,200
Net income	-	-	121,922	-	-	121,922
Dividends paid ($0.68 per share)	-	-	(10,864)	-	-	(10,864)
Stock awards and exercise of stock options	126	37,637	-	(13,255)	-	24,508
Purchases of treasury stock	-	-	-	(166,649)	-	(166,649)
Other	-	656	-	157	(156)	657
Balance at June 30, 2021	$36,385	$999,697	$1,834,835	$(2,002,326)	$2,183	$870,774

See Accompanying Notes to Unaudited Consolidated Financial Statements.

CHEMED CORPORATION AND SUBSIDIARY COMPANIES

Notes to Unaudited Consolidated Financial Statements

1.    Basis of Presentation

As used herein, the terms “We,” “Company” and “Chemed” refer to Chemed Corporation or Chemed Corporation and its consolidated subsidiaries.

We have prepared the accompanying unaudited consolidated financial statements of Chemed in accordance with Rule 10-01 of SEC Regulation S-X. Consequently, we have omitted certain disclosures required under generally accepted accounting principles in the United States (“GAAP”) for complete financial statements. The December 31, 2021 balance sheet data were derived from audited financial statements but do not include all disclosures required by GAAP. However, in our opinion, the financial statements presented herein contain all adjustments, consisting only of normal recurring adjustments, necessary to state fairly our financial position, results of operations and cash flows. The results of operations for the three and six months ended June 30, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022 or any other future period, and we make no representations related thereto. These financial statements are prepared on the same basis as and should be read in conjunction with the audited Consolidated Financial Statements and related Notes included in our Annual Report on Form 10-K for the year ended December 31, 2021.

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

CLOUD COMPUTING

As of June 30, 2022, Roto-Rooter has two cloud computing arrangements that are service contracts. The two projects consist of the development of a single source data warehouse and human resource system integration with our enterprise software. We have capitalized $471,000 for the two projects. No amortization has been recorded for these as they have not been placed into service.

VITAS utilizes a human resources system that is considered a cloud computing arrangement. We have capitalized approximately $5.6 million related to implementation of this project which is included in prepaid assets in the accompanying balance sheets. The VITAS human resource system was placed into service in January 2020 and is being amortized over 5.7 years. For the three months ended June 30, 2022 and 2021, $249,000 has been amortized. For the six months ended June 30, 2022 and 2021, $497,000 and $448,000, respectively, has been amortized.

INCOME TAXES

Our effective income tax rate was 22.8% in the second quarter of 2022 compared to 24.7% during the second quarter of 2021. Excess tax benefit on stock options exercised reduced our income tax expenses by $2.5 million and $868,000, respectively for the quarters ended June 30, 2022 and 2021.

Our effective income tax rate was 23.5% in the first six months of 2022 compared to 23.2% during the first six months of 2021. Excess tax benefit on stock options exercised reduced our income tax expenses by $3.9 million and $4.1 million, respectively for the first six months ended June 30, 2022 and 2021

NON-CASH TRANSACTIONS

Included in the accompanying Consolidated Balance Sheets are $836,000 and $1.9 million of capitalized property and equipment which were not paid for as of June 30, 2022 and December 31, 2021, respectively. Accrued property and equipment purchases have been excluded from capital expenditures in the accompanying Consolidated Statements of Cash Flow. There are no material non-cash amounts included in interest expense for any period presented.

BUSINESS COMBINATIONS

We account for acquired businesses using the acquisition method of accounting. All assets acquired and liabilities assumed are recorded at their respective fair values at the date of acquisition. The determination of fair value involves estimates and the use of valuation techniques when market value is not readily available. We use various techniques to determine fair value in accordance with accepted valuation models, primarily the income approach. The significant assumptions used in developing fair values include, but are not limited to, revenue growth rates, the amount and timing of future cash flows, discount rates, useful lives, royalty rates and future tax rates. The excess of purchase price over the fair value of assets and liabilities acquired is recorded as goodwill. See Note 15 for discussion of recent acquisitions.

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

Care is provided to patients regardless of their ability to pay. Patients who meet our criteria for charity care are provided care without charge. There is no revenue or associated accounts receivable in the accompanying Consolidated Financial Statements related to charity care. The cost of providing charity care during the quarters ended June 30, 2022 and 2021 was $1.9 million and $2.3 million, respectively. The cost of providing charity case during the first six months ended June 30, 2022 and 2021 was $4.0 million and $4.4 million, respectively. The cost of charity care is included in cost of services provided and goods sold and is calculated by taking the ratio of charity care days to total days of care and multiplying by the total cost of care.

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

We are subject to certain limitations on Medicare payments for services which are considered variable consideration, as follows:

Inpatient Cap. If the number of inpatient care days any hospice program provides to Medicare beneficiaries exceeds 20% of the total days of hospice care such program provided to all Medicare patients for an annual period beginning September 28, the days in excess of the 20% figure may be reimbursed only at the routine homecare rate. None of VITAS’ hospice programs exceeded the payment limits on inpatient services during the three months ended June 30, 2022 and 2021.

Medicare Cap. We are also subject to a Medicare annual per-beneficiary cap (“Medicare cap”). Compliance with the Medicare cap is measured in one of two ways based on a provider election. The “streamlined” method compares total Medicare payments received under a Medicare provider number with respect to services provided to all Medicare hospice care beneficiaries in the program or programs covered by that Medicare provider number with the product of the per-beneficiary cap amount and the number of Medicare beneficiaries electing hospice care for the first time from that hospice program or programs from September 28 through September 27 of the following year. At June 30, 2022, all our programs except one are using the “streamlined” method.

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

In 2013, the U.S. government implemented automatic budget reductions of 2.0% for all government payees, including hospice benefits paid under the Medicare program. In 2015, CMS determined that the Medicare cap should be calculated “as if” sequestration did not occur. As a result of this decision, VITAS has received notification from our third-party intermediary that an additional $8.8 million is owed for Medicare cap in three programs arising during the 2013 through 2022 measurement periods. The amounts are automatically deducted from our semi-monthly PIP payments. We do not believe that CMS is authorized under the sequestration authority or the statutory methodology for establishing the Medicare cap to the amounts they have withheld and intend to withhold under their current “as if” methodology. We have appealed CMS’s methodology change.

During the quarter ended June 30, 2022, we recorded $2.0 million in net Medicare cap revenue reduction related to two programs for the 2022 government fiscal year. During the quarter ended June 30, 2021, we recorded $2.0 million in net Medicare cap revenue reduction related to two programs for the 2021 government fiscal year.

During the first six months ended June 30, 2022, we recorded $4.5 million in net Medicare cap revenue reduction related to two programs for the 2022 government fiscal year. During the first six months ended June 30, 2021, we recorded $3.5 million in net Medicare cap revenue reduction related to two programs for the 2021 government fiscal year.

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

The composition of patient care service revenue by payor and level of care for the quarter ended June 30, 2022 is as follows (in thousands):

	Medicare	Medicaid	Commercial	Total
Routine home care	$241,028	$11,119	5,484	$257,631
Continuous care	18,044	735	759	19,538
Inpatient care	21,595	1,807	1,217	24,619
	$280,667	$13,661	$7,460	$301,788

All other revenue - self-pay, respite care, etc.				3,213
Subtotal				$305,001
Medicare cap adjustment				(2,000)
Implicit price concessions				(3,054)
Room and board, net				(2,166)
Net revenue				$297,781

The composition of patient care service revenue by payor and level of care for the quarter ended June 30, 2021 is as follows (in thousands):

	Medicare	Medicaid	Commercial	Total
Routine home care	$247,061	$11,509	$6,356	$264,926
Continuous care	22,010	1,237	1,035	24,282
Inpatient care	23,905	2,069	1,397	27,371
	$292,976	$14,815	$8,788	$316,579

All other revenue - self-pay, respite care, etc.				3,078
Subtotal				$319,657
Medicare cap adjustment				(2,000)
Implicit price concessions				(3,065)
Room and board, net				(2,657)
Net revenue				$311,935

The composition of patient care service revenue by payor and level of care for the six months ended June 30, 2022 is as follows (in thousands):

	Medicare	Medicaid	Commercial	Total
Routine home care	$482,365	$22,026	$10,876	$515,267
Continuous care	36,020	1,550	1,546	39,116
Inpatient care	45,022	3,770	2,397	51,189
	$563,407	$27,346	$14,819	$605,572

All other revenue - self-pay, respite care, etc.				6,220
Subtotal				$611,792
Medicare cap adjustment				(4,500)
Implicit price concessions				(6,039)
Room and board, net				(4,283)
Net revenue				$596,970

The composition of patient care service revenue by payor and level of care for the six months ended June 30, 2021 is as follows (in thousands):

	Medicare	Medicaid	Commercial	Total
Routine home care	$493,125	$23,088	$12,467	$528,680
Continuous care	46,917	2,496	2,218	51,631
Inpatient care	49,346	4,539	2,642	56,527
	$589,388	$30,123	$17,327	$636,838

All other revenue - self-pay, respite care, etc.				6,016
Subtotal				$642,854
Medicare cap adjustment				(3,500)
Implicit price concessions				(6,309)
Room and board, net				(5,322)
Net revenue				$627,723

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

The composition of disaggregated revenue for the second quarter is as follows (in thousands):

	June 30,
	2022	2021
Drain cleaning	$64,532	$62,649
Plumbing	48,885	44,609
Excavation	55,546	55,114
Other	155	311
Subtotal - short term core	169,118	162,683
Water restoration	43,673	38,583
Independent Contractors	21,005	19,026
Franchisee fees	1,370	1,255
Other	4,240	3,882
Gross revenue	239,406	225,429
Implicit price concessions and credit memos	(5,899)	(5,108)
Net revenue	$233,507	$220,321

The composition of disaggregated revenue for the first six months is as follows (in thousands):

	June 30,
	2022	2021
Drain cleaning	$131,219	$124,406
Plumbing	96,557	85,922
Excavation	110,734	107,106
Other	321	598
Subtotal - short term core	338,831	318,032
Water restoration	84,033	76,018
Independent Contractors	42,423	37,785
Franchisee fees	2,688	2,582
Other	8,430	7,828
Gross revenue	476,405	442,245
Implicit price concessions and credit memos	(11,538)	(10,352)
Net revenue	$464,867	$431,893

3.    Segments

Service revenues and sales by business segment are shown in Note 2. After-tax income/(loss) by business segment are as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
VITAS	$35,212	$29,712	$71,694	$70,481
Roto-Rooter	47,072	42,773	91,009	79,950
Total	82,284	72,485	162,703	150,431
Corporate	(15,828)	(15,963)	(32,078)	(28,509)
Net income	$66,456	$56,522	$130,625	$121,922

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

4.    Earnings per Share

Earnings per share (“EPS”) are computed using the weighted average number of shares of capital stock outstanding. Earnings and diluted earnings per share are computed as follows (in thousands, except per share data):

		Net Income
For the Three Months Ended June 30,		Income	Shares	Earnings per Share
2022
	Earnings	$66,456	14,932	$4.45
	Dilutive stock options	-	139
	Nonvested stock awards	-	40
	Diluted earnings	$66,456	15,111	$4.40

2021
	Earnings	$56,522	15,829	$3.57
	Dilutive stock options	-	235
	Nonvested stock awards	-	37
	Diluted earnings	$56,522	16,101	$3.51

		Net Income
For the Six Months Ended June 30,		Income	Shares	Earnings per Share
2022
	Earnings	$130,625	14,959	$8.73
	Dilutive stock options	-	152
	Nonvested stock awards	-	41
	Diluted earnings	$130,625	15,152	$8.62

2021
	Earnings	$121,922	15,919	$7.66
	Dilutive stock options	-	242
	Nonvested stock awards	-	44
	Diluted earnings	$121,922	16,205	$7.52

For the three and six months ended June 30, 2022, there were 596,000 stock options excluded from the computation of dilutive earnings per share because they would have been anti-dilutive.

For the three and six months ended June 30, 2021, there were 298,000 stock options excluded from the computation of dilutive earnings per share because they would have been anti-dilutive.

5.    Long-Term Debt and Lines of Credit

On June 28, 2022, we replaced our existing credit facility with a fifth amended and restated Credit Agreement (“2022 Credit Facilities”). Terms of the 2022 Credit Facilities consist of a five-year $450 million revolver as well as a five-year $100 million term loan. Principal payments of $1.25 million on the term loan are due on the last day of each fiscal quarter, with a final payment due at the end of the agreement. The interest rate on the 2022 Credit Facilities has a floating rate that is generally the secured overnight financing rate (“SOFR”) plus an additional tiered rate which varies based on our current leverage ratio. As of June 30, 2022, the interest rate is SOFR plus 100 basis points. The 2022 Credit Facilities include an expansion feature that provides the Company the opportunity to increase its revolver and or term loan by an additional $250 million.

The debt outstanding as of June 30, 2022 consists of the following:

Revolver	$16,800
Term loan	100,000
Total	116,800
Current portion of long-term debt	(5,000)
Long-term debt	$111,800

Debt issuance costs associated with the prior credit agreement were not written off as the lenders did not change and their relative percentage participation in the facility was substantially the same. Deferred financing cost of $1.5 million for the 2022 Credit Facilities were capitalized during the quarter ended June 30,2022.

Scheduled payments of the 2022 Credit Facilities are as follows:

2022	$2,500
2023	5,000
2024	5,000
2025	5,000
2026	5,000
Thereafter	94,300
$116,800

The 2022 Credit Facilities contain the following quarterly financial covenants effective as of June 30, 2022:

Description	Requirement

Leverage Ratio (Consolidated Indebtedness/Consolidated Adj. EBITDA)	< 3.50 to 1.00

Interest Coverage Ratio (Consolidated Adj. EBITDA/Consolidated Interest Expense)	> 3.00 to 1.00

We are in compliance with all debt covenants as of June 30, 2022. We have issued $46.2 million in standby letters of credit as of June 30, 2022, mainly for insurance purposes. Issued letters of credit reduce our available credit under the 2022 Credit Facilities. As of June 30, 2022, we have approximately $387.0 million of unused lines of credit available and eligible to be drawn down under revolving credit facility.

6.    Other (Expense)/Income – Net

Other (expense)/income – net comprises the following (in thousands):

Three months ended June 30,			Six months ended June 30,
2022		2021	2022	2021
Market value adjustment on assets held in
deferred compensation trust	$(5,086)	$3,655	$(9,020)	$6,693
Interest income	154	138	226	230
Other-net	2	(8)	2	464
Total other (expense)/income - net	$(4,930)	$3,785	$(8,792)	$7,387

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

We do not currently have any finance leases, therefore all lease information disclosed is related to operating leases.

The components of balance sheet information related to leases were as follows:

	June 30,	December 31,
	2022	2021
Assets
Operating lease assets	$128,290	$125,048

Liabilities
Current operating leases	39,062	37,913
Noncurrent operating leases	103,389	100,629
Total operating lease liabilities	$142,451	$138,542

The components of lease expense for the second quarter is as follows (in thousands):

	Three months ended June 30,
	2022	2021
Lease Expense (a)
Operating lease expense	$13,249	$15,550
Sublease income	(45)	(46)
Net lease expense	$13,204	$15,504

The components of lease expense for the first six months is as follows (in thousands):

	Six months ended June 30,
	2022	2021
Lease Expense (a)
Operating lease expense	$26,300	$30,911
Sublease income	(91)	(90)
Net lease expense	$26,209	$30,821

(a)Includes short-term leases and variable lease costs, which are immaterial. Included in both cost of services provided and goods sold and selling, general and administrative expenses.

The components of cash flow information related to leases were as follows:

	Six months ended June 30,
	2022	2021
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from leases	$25,173	$25,901

Leased assets obtained in exchange for new operating lease liabilities	$27,589	$25,685

Weighted Average Remaining Lease Term at June 30, 2022
Operating leases	4.52	years

Weighted Average Discount Rate at June 30, 2022
Operating leases	2.39%

Maturity of Operating Lease Liabilities (in thousands)

2022	$23,263
2023	40,947
2024	31,752
2025	24,501
2026	18,212
Thereafter	12,183
Total lease payments	$150,858
Less: interest	(8,407)
Total liability recognized on the balance sheet	$142,451

For leases commencing prior to April 2019, minimum rental payments exclude payments to landlords for real estate taxes and common area maintenance. Operating lease payments include $2.7 million related to extended lease terms that are reasonably certain of being exercised and exclude $5.8 million of lease payments for leases signed but not yet commenced.

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

Three months ended June 30,		Six months ended June 30,
2022	2021	2022	2021
$639	$7,904	$3,556	$16,603

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

VITAS is one of a group of hospice providers selected by the OIG’s Office of Audit Services (“OAS”) for inclusion in an audit of the provision of elevated level-of-care hospice services to a sample of patients. On July 14, 2022, VITAS received the final audit report from OAS, which includes a series of recommendations to VITAS, including that it repay approximately $140 million previously received from Medicare. As a result of the report, VITAS anticipates receiving a demand letter from CMS through its fiscal intermediary for a portion of the suggested repayment amount. To the extent a demand is received, VITAS believes that the demand will be reduced significantly from the amount requested in the report due mainly to the expiration of certain claims, but the amount demanded may likely appear material. Any claims pursued by CMS will proceed in accordance with the standard reconsideration and appeals process for claims that arise out of CMS audits. VITAS believes that the audit report contains significant flaws including its methodology, medical reviews, technical reviews, and proposed extrapolation, and contravenes the “reasonable physician standard” set forth in the appliable Aseracare precedent. VITAS intends to vigorously defend any claims brought; however, the Company cannot predict the eventual outcome, or reasonably estimate any potential loss, from any such claims at this time.

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

11.    Concentration of Risk

As of June 30, 2022, and December 31, 2021, approximately 71% and 73%, respectively, of VITAS’ total accounts receivable balance were from Medicare and 24% and 21%, respectively, of VITAS’ total accounts receivable balance were due from various state Medicaid or managed Medicaid programs. Combined accounts receivable from Medicare, Medicaid, and managed Medicaid represent approximately 75% of the consolidated net accounts receivable in the accompanying consolidated balance sheets as of June 30, 2022.

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

12.    Cash Overdrafts and Cash Equivalents

There are $13.6 million in cash overdrafts payable included in accounts payable at June 30, 2022. There were $11.9 million in cash overdrafts payable included in accounts payable at December 31, 2021.

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

The following shows the carrying value, fair value and the hierarchy for our financial instruments as of June 30, 2022 (in thousands):

		Fair Value Measure
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Investments of deferred compensation
plans held in trust	$96,061	$96,061	$-	$-
Long-term debt and current portion of long-term debt	116,800	-	116,800	-

The following shows the carrying value, fair value and the hierarchy for our financial instruments as of December 31, 2021 (in thousands):

		Fair Value Measure
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Investments of deferred compensation
plans held in trust	$98,884	$98,884	$-	$-
Long-term debt	185,000	-	185,000	-

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

14.    Capital Stock Repurchase Plan Transactions

We repurchased the following capital stock:

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021

Total cost of repurchased shares (in thousands)	$49,861	$121,882	$77,214	$166,649
Shares repurchased	100,000	250,000	157,500	350,000
Weighted average price per share	$498.61	$487.52	$491.81	$476.14

In May and November 2021, the Board of Directors authorized a total of $600.0 million for additional stock repurchase under Chemed’s existing share repurchase program. We currently have $124.7 million of authorization remaining under this share repurchase plan.

15.    Acquisitions

On January 28, 2022 VITAS purchased the hospice assets of Broward Health Hospital System for $1.25 million in cash. On February 1, 2022, Roto-Rooter completed the acquisition of a franchise and the related assets in Linden, NJ for $400,000 in cash.

Goodwill is assessed for impairment on a yearly basis as of October 1. All goodwill recognized is deductible for tax purposes.

Shown below is movement in Goodwill (in thousands):

	VITAS	Roto-Rooter	Total
Balance at December 31, 2021	$333,331	$245,260	$578,591
Business combinations	732	336	1,068
Foreign currency adjustments	-	(6)	(6)
Balance at June 30, 2022	$334,063	$245,590	$579,653

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

The following is a summary of the key operating results (in thousands except per share amounts):

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Service revenues and sales	$531,288	$532,256	$1,061,837	$1,059,616
Net income	$66,456	$56,522	$130,625	$121,922
Diluted EPS	$4.40	$3.51	$8.62	$7.52
Adjusted net income	$73,090	$74,100	$145,870	$146,470
Adjusted diluted EPS	$4.84	$4.60	$9.63	$9.04
Adjusted EBITDA	$110,907	$110,948	$221,114	$219,467
Adjusted EBITDA as a % of revenue	20.9%	20.8%	20.8%	20.7%

Adjusted net income, adjusted diluted EPS, earnings before interest, taxes and depreciation and amortization (“EBITDA”), Adjusted EBITDA and Adjusted EBITDA as a percent of revenue are not measures derived in accordance with US GAAP. We provide non-GAAP measures to help readers evaluate our operating results and to compare our operating performance with that of similar companies that have different capital structures. Our non-GAAP measures should not be considered in isolation or as a substitute for comparable measures presented in accordance with GAAP. A reconciliation of our non-GAAP measures is presented on pages 34-36.

For the three months ended June 30, 2022, the decrease in consolidated service revenues and sales was driven by a 6.0% increase at Roto-Rooter offset by a 4.5% decrease at VITAS. The increase in service revenues at Roto-Rooter was driven by an increase in all major service lines. The decrease in service revenues at VITAS is comprised primarily of a 3.8% decrease in days-of-care offset by a geographically weighted average Medicare reimbursement rate increase of approximately 0.8%. Acuity mix shift had a net impact of reducing revenue approximately 1.6% in the quarter when compared to the prior year revenue and level-of-care mix. The combination of an increase in Medicare cap and other contra revenue changes positively impacted revenue growth by approximately 10 basis points. See page 37 for additional VITAS operating metrics.

For the six months ended June 30, 2022, the increase in consolidated service revenues and sales was driven by a 7.6% increase at Roto-Rooter offset by a 4.9% decrease at VITAS. The increase in service revenues at Roto-Rooter was driven by an increase in all major service lines. The decrease in service revenues at VITAS is comprised primarily of a 3.9% decrease in days-of-care offset by a geographically weighted average Medicare reimbursement rate increase of approximately 1.0%. Acuity mix shift had a net impact of reducing revenue approximately 1.9% over the six months when compared to the prior year revenue and level-of-care mix. The combination of an increase in Medicare cap and other contra revenue changes negatively impacted revenue growth by approximately 10 basis points. See page 37 for additional VITAS operating metrics.

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

Historically, Chemed earnings guidance has been developed using previous periods’ key operating metrics which are then modeled and projected out for future periods. Critical within these projections is the understanding of traditional patterned correlations among key operating metrics. This modeling exercise also takes into consideration anticipated industry and macro-economic issues outside of management’s control but are somewhat predictable in terms of timing and impact on our business segments’ operating results.

The COVID-19 pandemic, uncertainty regarding forward looking inflation, and a potential economic recession, has made accurate modeling and providing meaningful earnings guidance exceptionally challenging. Since the start of the pandemic, Chemed has been able to successfully navigate within this rapidly changing environment and produce operating results that we believe provide us with the ability to issue earnings guidance for the remainder of the 2022 calendar year. However, this guidance should be taken with the recognition the above macro issues will continue to disrupt our healthcare system and general economy to such an extent that future rules, regulations and government mandates could materially impact the company’s ability to achieve this guidance.

Based upon the above discussion, VITAS 2022 revenue, prior to Medicare Cap, is estimated to decline 4.5% to 5.0% when compared to 2021. A portion of the estimated revenue reduction, approximately $15 million, is the result of the phase out of sequestration relief over the first half of 2022 compared to a full year of sequestration relief in 2021. ADC is estimated to decline 3.5%. Full year adjusted EBITDA margin, prior to Medicare Cap, is estimated to be 17.0% to 17.2%. We are currently estimating $10 million for Medicare Cap billing limitations in calendar year 2022.

Roto-Rooter is forecasted to achieve full-year 2022 revenue growth of 5.5% to 5.7%. Roto-Rooter’s adjusted EBITDA margin for 2022 is expected to be 29.2% to 29.5%.

Based upon the above, full-year 2022 earnings per diluted share, excluding non-cash expense for stock options, tax benefits from stock option exercises, costs related to litigation and other discrete items, is estimated to be in the range of $19.30 to $19.50. This 2022 guidance assumes an effective corporate tax rate on adjusted earnings of 25.1% and a diluted share count of 15.12 million shares. Chemed’s 2021 reported adjusted earnings per diluted share was $19.33.

On June 28, 2022, we replaced our existing credit facility with a fifth amended and restated Credit Agreement (“2022 Credit Facilities”). Terms of the 2022 Credit Facilities consist of a five-year $450 million revolver as well as a five-year $100 million term loan. Principal payments of $1.25 million on the term loan are due on the last day of each fiscal quarter, with a final payment due at the end of the agreement. The interest rate on the 2022 Credit Facilities has a floating rate that is generally SOFR plus an additional tiered rate which varies based on our current leverage ratio. As of June 30, 2022, the interest rate is SOFR plus 100 basis points. The 2022 Credit Facilities includes an expansion feature that provides the Company the opportunity to increase its revolver and or term loan by an additional $250 million.

We have issued $46.2 million in standby letters of credit as of June 30, 2022, mainly for insurance purposes. Issued letters of credit reduce our available credit under the 2022 Credit Facilities. As of June 30, 2022, we have approximately $387.0 million of unused lines of credit available and eligible to be drawn down under our revolving credit facility. Management believes its liquidity and sources of capital are satisfactory for the Company’s needs in the foreseeable future.

We anticipate that our operating income and cash flows will be sufficient to operate our businesses and meet any commitments for the foreseeable future.

Financial Condition

Liquidity and Capital Resources

Material changes in the balance sheet accounts from December 31, 2021 to June 30, 2022 include the following:

•A $5.0 million increase in the current portion of long-term debt due to the new term loan established with the 2022 Credit Facilities.

•A $27.3 million decrease in accrued compensation due to the payment of 2021 bonuses in the first quarter of 2022.

•A $73.2 million decrease in long-term debt due to repayments.

•A $103.2 million increase in treasury stock due mainly to stock repurchases.

Net cash provided by operating activities increased $25.6 million from June 30, 2021 to June 30, 2022. The main drivers of the increase are an increase in net income of $8.7 million, coupled with changes in current assets and liabilities. Significant changes in our accounts receivable balances are typically driven by the timing of payments received from the Federal government at our VITAS subsidiary. We typically receive a payment in excess of $42.0 million from the Federal government for hospice services every other Friday. The timing of a period end will have a significant impact on the accounts receivable at VITAS. These changes generally normalize over a two year period, as cash flow variations in one year are offset in the following year.

Management continually evaluates cash utilization alternatives, including share repurchase, debt repurchase, acquisitions and increased dividends to determine the most beneficial use of available capital resources.

Commitments and Contingencies

Collectively, the terms of The 2022 Credit Facilities require us to meet various financial covenants, to be tested quarterly. We are in compliance with all financial and other debt covenants as of June 30, 2022 and anticipate remaining in compliance throughout the foreseeable future.

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

Results of Operations

Three months ended June 30, 2022 versus 2021 - Consolidated Results

Our service revenues and sales for the second quarter of 2022 decreased 0.2% versus services and sales revenues for the second quarter of 2021. Of this decrease, a $13.2 million increase was attributable to Roto-Rooter, offset by a $14.2 million decrease attributable to VITAS. The following chart shows the components of revenue by operating segment (in thousands):

	Three months ended June 30,		Increase/(Decrease)
	2022	2021	Percent
VITAS
Routine homecare	$257,631	$264,926	(2.8)
Continuous care	19,538	24,282	(19.5)
General inpatient	24,619	27,371	(10.1)
Other	3,213	3,078	4.4
Subtotal	305,001	319,657	(4.6)
Medicare cap adjustment	(2,000)	(2,000)	-
Room and board - net	(2,166)	(2,657)	18.5
Implicit price concessions	(3,054)	(3,065)	0.4
Net revenue	$297,781	$311,935	(4.5)

Roto-Rooter
Drain cleaning	$64,532	$62,649	3.0
Plumbing	48,885	44,609	9.6
Excavation	55,546	55,114	0.8
Other	155	311	(50.2)
Subtotal - short term core	169,118	162,683	4.0
Water restoration	43,673	38,583	13.2
Independent Contractors	21,005	19,026	10.4
Outside franchisee fees	1,370	1,255	9.2
Other	4,240	3,882	9.2
Gross revenue	239,406	225,429	6.2
Implicit price concessions	(5,899)	(5,108)	(15.5)
Net revenue	233,507	220,321	6.0
Total Revenues	$531,288	$532,256	(0.2)

Days of care at VITAS during the quarter ended June 30 were as follows:

	Days of Care		Increase/(Decrease)
	2022	2021	Percent

Routine homecare	1,266,604	1,335,482	(5.2)
Nursing home	259,046	244,423	6.0
Respite	6,095	5,338	14.2
Subtotal routine homecare and respite	1,531,745	1,585,243	(3.4)
General inpatient	23,155	26,493	(12.6)
Continuous care	20,802	25,786	(19.3)
Total days of care	1,575,702	1,637,522	(3.8)

The decrease in service revenues at VITAS is comprised primarily of a 3.8% decrease in days-of-care offset by a geographically weighted average Medicare reimbursement rate increase of approximately 0.8%. Acuity mix shift had a net impact of reducing revenue approximately 1.6% in the quarter when compared to the prior year revenue and level-of-care mix. The combination of an increase in Medicare cap and other contra revenue changes positively impacted revenue growth by approximately 10 basis points.

The increase in plumbing revenues for the second quarter of 2022 versus 2021 is attributable to a 12.5% increase in price and service mix shift offset by a 2.9% decrease in job count. Drain cleaning revenues for the second quarter of 2022 versus 2021 reflect an 10.7% increase in price and service mix shift offset by a 7.7% decrease in job count. Excavation and water restoration jobs are generally sold as a result of initial calls from customers regarding drain cleaning issues. As a result, the 0.8% increase in excavation revenue and the 13.2% increase in water restoration revenue are mainly a function of the numbers and size of drain cleaning issues we encounter on a quarterly basis. Independent Contractor revenue increased 10.4% due mainly to increased expansion into water restoration.

The consolidated gross margin was 36.6% in the second quarter of 2022 as compared with 34.1% in the second quarter of 2021. On a segment basis, VITAS’ gross margin was 23.6% in the second quarter of 2022 as compared with 20.7%, in the second quarter of 2021 primarily due to improved labor and ancillary costs. The Roto-Rooter segment’s gross margin was 53.2% for the second quarter of 2022 which is essentially equal to the second quarter of 2021.

Selling, general and administrative expenses (“SG&A”) comprise (in thousands):

	Three months ended June 30,
	2022	2021
SG&A expenses before long-term incentive compensation and the impact of market value adjustments related to deferred compensation trusts	$91,422	$88,510
Impact of market value adjustments related to assets held in deferred compensation trusts	(5,086)	3,655
Long-term incentive compensation	1,517	1,673
Total SG&A expenses	$87,853	$93,838

SG&A expenses before long-term incentive compensation and the impact of market value adjustments related to deferred compensation trusts for the second quarter of 2022 were up 3.3% when compared to the second quarter of 2021. This increase was mainly a result of the increase in variable selling and general administrative expenses and due to normal salary increases.

Amortization for the second quarter of 2022 was flat when compared to the second quarter of 2021. Quarterly amortization of intangible assets is mainly driven by two Roto-Rooter franchise acquisitions completed in 2019. The total purchase price of these acquisitions was $138.0 million. As part of the purchase price allocation, approximately $59.2 million was determined to be the value of reacquired franchise rights which are being amortized over the remaining life of each franchise agreement. The average remaining life on the reacquired franchise agreements was approximately seven years. Quarterly amortization of reacquired franchise rights for these two acquisitions is approximately $2.0 million ($8.1 million annualized through 2026). This contrasts to quarterly franchise fees historically collected from these two franchisees of approximately $470,000 ($1.9 million annualized).

Other (expense)/income – net comprise (in thousands):

	Three months ended June 30,
	2022	2021
Market value adjustment on assets held in deferred compensation trusts	$(5,086)	$3,655
Interest income	154	138
Other	2	(8)
Total (expense)/other income - net	$(4,930)	$3,785

Our effective tax rate reconciliation is as follows (in thousands):

	Three months ended June 30,
	2022	2021

Income tax provision calculated at the statutory federal rate	$18,082	$15,772
Stock compensation tax benefits	(2,499)	(868)
State and local income taxes	2,744	2,671
Other--net	1,323	1,008
Income tax provision	$19,650	$18,583
Effective tax rate	22.8%	24.7%

Net income for both periods included the following after-tax items/adjustments that (reduced) or increased after-tax earnings (in thousands):

	Three months ended June 30,
	2022	2021
VITAS
Medicare cap sequestration adjustment	$(103)	$-
Direct costs related to COVID-19	60	(8,268)
Facility relocation costs	-	(1,384)
Roto-Rooter
Amortization of reacquired franchise agreements	(1,729)	(1,729)
Direct costs related to COVID-19	-	(428)
Litigation settlements	-	72
Other	(20)	-
Corporate
Stock option expense	(5,993)	(5,166)
Excess tax benefits on stock compensation	2,499	868
Long-term incentive compensation	(1,348)	(1,543)
Total	$(6,634)	$(17,578)

Three months ended June 30, 2022 versus 2021 - Segment Results

Net income/(loss) for the second quarter of 2022 versus the second quarter of 2021 by segment (in thousands):

	Three months ended June 30,
	2022	2021
VITAS	35,212	$29,712
Roto-Rooter	47,072	42,773
Corporate	(15,828)	(15,963)
	$66,456	$56,522

VITAS’ after-tax earnings increased primarily due to margin improvement and lower depreciation in the second quarter of 2022 when compared to the second quarter of 2021. After-tax earnings as a percent of revenue at VITAS in the second quarter of 2022 was 11.8% as compared to 9.5% in the second quarter of 2021.

Roto-Rooter’s net income was impacted in the second quarter of 2022 compared to the second quarter of 2021 primarily by higher revenue. After-tax earnings as a percent of revenue at Roto-Rooter in the second quarter of 2022 was 20.2%, as compared to 19.4% in the second quarter of 2021.

After-tax Corporate expenses for the second quarter of 2022 were essentially flat when compared to the second quarter of 2021.

Results of Operations

Six months ended June 30, 2022 versus 2021 - Consolidated Results

Our service revenues and sales for the first six months of 2022 increased 0.2% versus services and sales revenues for the first six months of 2021. Of this increase, a $33.0 million increase was attributable to Roto-Rooter offset by a $30.7 million decrease attributable to VITAS. The following chart shows the components of revenue by operating segment (in thousands):

	Six months ended June 30,		Increase/(Decrease)
	2022	2021	Percent
VITAS
Routine homecare	$515,267	$528,680	(2.5)
Continuous care	39,116	51,631	(24.2)
General inpatient	51,189	56,527	(9.4)
Other	6,220	6,016	3.4
Subtotal	611,792	642,854	(4.8)
Medicare cap adjustment	(4,500)	(3,500)	(28.6)
Room and board - net	(4,283)	(5,322)	19.5
Implicit price concessions	(6,039)	(6,309)	4.3
Net revenue	$596,970	$627,723	(4.9)

Roto-Rooter
Drain cleaning	$131,219	$124,406	5.5
Plumbing	96,557	85,922	12.4
Excavation	110,734	107,106	3.4
Other	321	598	(46.3)
Subtotal - short term core	338,831	318,032	6.5
Water restoration	84,033	76,018	10.5
Independent Contractors	42,423	37,785	12.3
Outside franchisee fees	2,688	2,582	4.1
Other	8,430	7,828	7.7
Gross revenue	476,405	442,245	7.7
Implicit price concessions	(11,538)	(10,352)	(11.5)
Net revenue	464,867	$431,893	7.6
Total Revenues	$1,061,837	$1,059,616	0.2

Days of care at VITAS during the six months ended June 30 were as follows:

	Days of Care		Increase/(Decrease)
	2022	2021	Percent

Routine homecare	2,525,276	2,665,374	(5.3)
Nursing home	507,514	477,206	6.4
Respite	11,463	10,178	12.6
Subtotal routine homecare and respite	3,044,253	3,152,758	(3.4)
General inpatient	47,742	54,167	(11.9)
Continuous care	41,884	55,086	(24.0)
Total days of care	3,133,879	3,262,011	(3.9)

The decrease in service revenues at VITAS is comprised primarily of a 3.9% decrease in days-of-care offset by a geographically weighted average Medicare reimbursement rate increase of approximately 1.0%. Acuity mix shift had a net impact of reducing revenue approximately 1.9% in the six months period when compared to the prior year revenue and level-of-care mix. The combination of an increase in Medicare cap and other contra revenue changes negatively impacted revenue growth by approximately 10 basis points.

The increase in plumbing revenues for the first six months of 2022 versus 2021 is attributable to a 13.1% increase in price and service mix shift and 0.7% decrease in job count. Drain cleaning revenues for the first six months of 2022 versus 2021 reflect an 11.3% increase in price and service mix shift offset by a 5.8% decrease in job count. Excavation and water restoration jobs are generally sold as a result of initial calls from customers regarding drain cleaning issues. As a result, the 3.4% increase in excavation revenue and the

10.5% increase in water restoration revenue are mainly a function of the numbers and size of drain cleaning issues we encounter on a quarterly basis. Independent Contractor revenue increased 12.3% due mainly to increased expansion into water restoration.

The consolidated gross margin was 36.6% in the first six months of 2022 as compared with 34.8% in the first six months of 2021. On a segment basis, VITAS’ gross margin was 23.8% in the first six months of 2022 as compared with 22.5%, in first six months of 2021 primarily a result of improved labor and ancillary costs. The Roto-Rooter segment’s gross margin was 53.0% for the first six months of 2022 as compared with 52.6% in the first six months of 2021 primarily due to increased revenue and improved labor costs.

Selling, general and administrative expenses (“SG&A”) comprise (in thousands):

	Six months ended June 30,
	2022	2021
SG&A expenses before long-term incentive compensation and the impact of market value adjustments related to deferred compensation trusts	$184,000	$175,178
Impact of market value adjustments related to assets held in deferred compensation trusts	(9,020)	6,693
Long-term incentive compensation	2,827	3,566
Total SG&A expenses	$177,807	$185,437

SG&A expenses before long-term incentive compensation and the impact of market value adjustments related to deferred compensation trusts for the first six months of 2022 were up 5.0% when compared to the first six months of 2021. This increase was mainly a result of the increase in variable selling and general administrative expenses and due to normal salary increases.

Amortization for the first six months of 2022 was flat when compared to the first six months of 2021. Quarterly amortization of intangible assets is mainly driven by two Roto-Rooter franchise acquisitions completed in 2019. The total purchase price of these acquisitions was $138.0 million. As part of the purchase price allocation, approximately $59.2 million was determined to be the value of reacquired franchise rights which are being amortized over the remaining life of each franchise agreement. The average remaining life on the reacquired franchise agreements was approximately seven years. Quarterly amortization of reacquired franchise rights for these two acquisitions is approximately $2.0 million ($8.1 million annualized through 2026). This contrasts to quarterly franchise fees historically collected from these two franchisees of approximately $470,000 ($1.9 million annualized).

Other (expense)/income – net comprise (in thousands):

	Six months ended June 30,
	2022	2021
Market value adjustment on assets held in deferred compensation trusts	$(9,020)	$6,693
Interest income	226	230
Other	2	464
Total other (expense)/income - net	$(8,792)	$7,387

Our effective tax rate reconciliation is as follows (in thousands):

	Six months ended June 30,
	2022	2021

Income tax provision calculated at the statutory federal rate	$35,870	$33,341
Stock compensation tax benefits	(3,940)	(4,106)
State and local income taxes	6,427	5,627
Other--net	1,826	1,983
Income tax provision	$40,183	$36,845
Effective tax rate	23.5%	23.2%

Net income for both periods included the following after-tax items/adjustments that (reduced) or increased after-tax earnings (in thousands):

	Six months ended June 30,
	2022	2021
VITAS
Direct costs related to COVID-19	$(231)	$(9,576)
Medicare cap sequestration adjustment	(103)	-
Facility relocation costs	-	(1,384)
Roto-Rooter
Amortization of reacquired franchise agreements	(3,457)	(3,457)
Direct costs related to COVID-19	(707)	(835)
Litigation settlements	-	72
Other	(20)	-
Corporate
Stock option expense	(12,160)	(10,232)
Excess tax benefits on stock compensation	3,940	4,106
Long-term incentive compensation	(2,507)	(3,212)
Direct costs related to COVID-19	-	(30)
Total	$(15,245)	$(24,548)

Six months ended June 30, 2022 versus 2021 - Segment Results

Net income/(loss) for the first six months of 2022 versus the first six months of 2021 by segment (in thousands):

	Six months ended June 30,
	2022	2021
VITAS	$71,694	$70,481
Roto-Rooter	91,009	79,950
Corporate	(32,078)	(28,509)
	$130,625	$121,922

VITAS’ after-tax earnings increased primarily due to lower revenue offset by improved margins and lower depreciation for the first six months of 2022 when compared to the first six months of 2021. After-tax earnings as a percent of revenue at VITAS in the first six months of 2022 was 12.0% as compared to 11.2% in the first six months of 2021.

Roto-Rooter’s net income was impacted in the first six months of 2022 compared to the first six months of 2021 primarily by higher revenue and improved labor costs. After-tax earnings as a percent of revenue at Roto-Rooter in the first six months of 2022 was 19.6%, as compared to 18.5% in the first six months of 2021.

After-tax Corporate expenses for the first six months of 2022 increased 12.5% when compared to the first six months of 2021 due to an $1.2 million increase in stock-based compensation expense, increase in interest expense, and a decrease in excess tax benefits on stock compensation.

CHEMED CORPORATION AND SUBSIDIARY COMPANIES
CONSOLIDATING STATEMENTS OF INCOME
FOR THE THREE MONTHS ENDED JUNE 30, 2022
(in thousands)(unaudited)

				Chemed
	VITAS	Roto-Rooter	Corporate	Consolidated
2022 (a)
Service revenues and sales	$297,781	$233,507	$-	$531,288
Cost of services provided and goods sold	227,533	109,288	-	336,821
Selling, general and administrative expenses	23,148	54,982	9,723	87,853
Depreciation	6,062	6,634	18	12,714
Amortization	26	2,494	-	2,520
Other operating (income)/expense	(807)	249	-	(558)
Total costs and expenses	255,962	173,647	9,741	439,350
Income/(loss) from operations	41,819	59,860	(9,741)	91,938
Interest expense	(44)	(115)	(743)	(902)
Intercompany interest income/(expense)	4,683	2,205	(6,888)	-
Other income—net	119	37	(5,086)	(4,930)
Income/(expense) before income taxes	46,577	61,987	(22,458)	86,106
Income taxes	(11,365)	(14,915)	6,630	(19,650)
Net income/(loss)	$35,212	$47,072	$(15,828)	$66,456

(a) The following amounts are included in net income (in thousands):
				Chemed
	VITAS	Roto-Rooter	Corporate	Consolidated
Pretax benefit/(cost):
Stock option expense	$-	$-	$(7,216)	$(7,216)
Amortization of reacquired franchise agreements	-	(2,352)	-	(2,352)
Long-term incentive compensation	-	-	(1,517)	(1,517)
Medicare cap sequestration adjustment	(138)	-	-	(138)
Direct costs related to COVID-19	80	-	-	80
Other	-	(28)	-	(28)
Total	$(58)	$(2,380)	$(8,733)	$(11,171)

				Chemed
	VITAS	Roto-Rooter	Corporate	Consolidated
After-tax benefit/(cost):
Stock option expense	$-	$-	$(5,993)	$(5,993)
Amortization of reacquired franchise agreements	-	(1,729)	-	(1,729)
Long-term incentive compensation	-	-	(1,348)	(1,348)
Medicare cap sequestration adjustment	(103)	-	-	(103)
Direct costs related to COVID-19	60	-	-	60
Other	-	(20)	-	(20)
Excess tax benefits on stock compensation	-	-	2,499	2,499
Total	$(43)	$(1,749)	$(4,842)	$(6,634)

CHEMED CORPORATION AND SUBSIDIARY COMPANIES
CONSOLIDATING STATEMENTS OF INCOME
FOR THE THREE MONTHS ENDED JUNE 30, 2021
(in thousands)(unaudited)

				Chemed
	VITAS	Roto-Rooter	Corporate	Consolidated
2021 (a)
Service revenues and sales	$311,935	$220,321	$-	$532,256
Cost of services provided and goods sold	247,519	102,974	-	350,493
Selling, general and administrative expenses	22,631	53,556	17,651	93,838
Depreciation	7,125	6,468	19	13,612
Amortization	18	2,492	-	2,510
Other operating expense	87	17	-	104
Total costs and expenses	277,380	165,507	17,670	460,557
Income/(loss) from operations	34,555	54,814	(17,670)	71,699
Interest expense	(43)	(89)	(247)	(379)
Intercompany interest income/(expense)	4,486	1,649	(6,135)	-
Other income—net	99	32	3,654	3,785
Income/(expense) before income taxes	39,097	56,406	(20,398)	75,105
Income taxes	(9,385)	(13,633)	4,435	(18,583)
Net income/(loss)	$29,712	$42,773	$(15,963)	$56,522

(a) The following amounts are included in net income (in thousands):
				Chemed
	VITAS	Roto-Rooter	Corporate	Consolidated
Pretax benefit/(cost):
Direct costs related to COVID-19	$(11,084)	$(582)	$-	$(11,666)
Stock option expense	-	-	(6,239)	(6,239)
Amortization of reacquired franchise agreements	-	(2,352)	-	(2,352)
Facility relocation costs	(1,855)			(1,855)
Long-term incentive compensation	-	-	(1,673)	(1,673)
Litigation settlements		98		98
Total	$(12,939)	$(2,836)	$(7,912)	$(23,687)

				Chemed
	VITAS	Roto-Rooter	Corporate	Consolidated
After-tax benefit/(cost):
Direct costs related to COVID-19	$(8,268)	$(428)	$-	$(8,696)
Stock option expense	-	-	(5,166)	(5,166)
Amortization of reacquired franchise agreements	-	(1,729)	-	(1,729)
Long-term incentive compensation	-	-	(1,543)	(1,543)
Facility relocation costs	(1,384)			(1,384)
Litigation settlements		72		72
Excess tax benefits on stock compensation	-	-	868	868
Total	$(9,652)	$(2,085)	$(5,841)	$(17,578)

CHEMED CORPORATION AND SUBSIDIARY COMPANIES
CONSOLIDATING STATEMENTS OF INCOME
FOR THE SIX MONTHS ENDED JUNE 30, 2022
(in thousands)(unaudited)

				Chemed
	VITAS	Roto-Rooter	Corporate	Consolidated
2022 (a)
Service revenues and sales	$596,970	$464,867	$-	$1,061,837
Cost of services provided and goods sold	454,773	218,600	-	673,373
Selling, general and administrative expenses	45,600	111,937	20,270	177,807
Depreciation	11,613	13,203	36	24,852
Amortization	49	4,989	-	5,038
Other operating (income)/expense	(955)	410	-	(545)
Total costs and expenses	511,080	349,139	20,306	880,525
Income/(loss) from operations	85,890	115,728	(20,306)	181,312
Interest expense	(96)	(229)	(1,387)	(1,712)
Intercompany interest income/(expense)	9,339	4,381	(13,720)	-
Other income—net	156	72	(9,020)	(8,792)
Income/(expense) before income taxes	95,289	119,952	(44,433)	170,808
Income taxes	(23,595)	(28,943)	12,355	(40,183)
Net income/(loss)	$71,694	$91,009	$(32,078)	$130,625

(a) The following amounts are included in net income (in thousands):
				Chemed
	VITAS	Roto-Rooter	Corporate	Consolidated
Pretax benefit/(cost):
Stock option expense	$-	$-	$(14,667)	$(14,667)
Amortization of reacquired franchise agreements	-	(4,704)	-	(4,704)
Long-term incentive compensation	-	-	(2,827)	(2,827)
Direct costs related to COVID-19	(310)	(960)	-	(1,270)
Medicare cap sequestration adjustment	(138)	-	-	(138)
Other	-	(28)	-	(28)
Total	$(448)	$(5,692)	$(17,494)	$(23,634)

				Chemed
	VITAS	Roto-Rooter	Corporate	Consolidated
After-tax benefit/(cost):
Stock option expense	$-	$-	$(12,160)	$(12,160)
Amortization of reacquired franchise agreements	-	(3,457)	-	(3,457)
Long-term incentive compensation	-	-	(2,507)	(2,507)
Direct costs related to COVID-19	(231)	(707)	-	(938)
Medicare cap sequestration adjustment	(103)	-	-	(103)
Other	-	(20)		(20)
Excess tax benefits on stock compensation	-	-	3,940	3,940
Total	$(334)	$(4,184)	$(10,727)	$(15,245)

CHEMED CORPORATION AND SUBSIDIARY COMPANIES
CONSOLIDATING STATEMENTS OF INCOME
FOR THE SIX MONTHS ENDED JUNE 30, 2021
(in thousands)(unaudited)

				Chemed
	VITAS	Roto-Rooter	Corporate	Consolidated
2021 (a)
Service revenues and sales	$627,723	$431,893	$-	$1,059,616
Cost of services provided and goods sold	486,186	204,780	-	690,966
Selling, general and administrative expenses	44,721	106,878	33,838	185,437
Depreciation	12,462	12,821	44	25,327
Amortization	36	4,984	-	5,020
Other operating expense	590	136	-	726
Total costs and expenses	543,995	329,599	33,882	907,476
Income/(loss) from operations	83,728	102,294	(33,882)	152,140
Interest expense	(85)	(179)	(496)	(760)
Intercompany interest income/(expense)	9,011	3,269	(12,280)	-
Other income—net	632	63	6,692	7,387
Income/(expense) before income taxes	93,286	105,447	(39,966)	158,767
Income taxes	(22,805)	(25,497)	11,457	(36,845)
Net income/(loss)	$70,481	$79,950	$(28,509)	$121,922

(a) The following amounts are included in net income (in thousands):
				Chemed
	VITAS	Roto-Rooter	Corporate	Consolidated
Pretax benefit/(cost):
Direct costs related to COVID-19	$(12,836)	$(1,136)	$(38)	$(14,010)
Stock option expense	-	-	(12,345)	(12,345)
Amortization of reacquired franchise agreements	-	(4,704)	-	(4,704)
Long-term incentive compensation	-	-	(3,566)	(3,566)
Facility relocation costs	(1,855)	-	-	(1,855)
Litigation settlements	-	98	-	98
Total	$(14,691)	$(5,742)	$(15,949)	$(36,382)

				Chemed
	VITAS	Roto-Rooter	Corporate	Consolidated
After-tax benefit/(cost):
Direct costs related to COVID-19	$(9,576)	$(835)	$(30)	$(10,441)
Stock option expense	-	-	(10,232)	(10,232)
Amortization of reacquired franchise agreements	-	(3,457)	-	(3,457)
Long-term incentive compensation	-	-	(3,212)	(3,212)
Facility relocation costs	(1,384)			(1,384)
Litigation settlements		72		72
Excess tax benefits on stock compensation	-	-	4,106	4,106
Total	$(10,960)	$(4,220)	$(9,368)	$(24,548)

Unaudited Consolidating Summary and Reconciliation of Adjusted EBITDA

Chemed Corporation and Subsidiary Companies
(in thousands)				Chemed
For the three months ended June 30, 2022	VITAS	Roto-Rooter	Corporate	Consolidated

Net income/(loss)	$35,212	$47,072	$(15,828)	$66,456
Add/(deduct):
Interest expense	44	115	743	902
Income taxes	11,365	14,915	(6,630)	19,650
Depreciation	6,062	6,634	18	12,714
Amortization	26	2,494	-	2,520
EBITDA	52,709	71,230	(21,697)	102,242
Add/(deduct):
Intercompany interest expense/(income)	(4,683)	(2,205)	6,888	-
Interest income	(118)	(37)	1	(154)
Stock option expense	-	-	7,216	7,216
Long-term incentive compensation	-	-	1,517	1,517
Medicare cap sequestration adjustment	138	-	-	138
Direct costs related to COVID-19	(80)	-	-	(80)
Other	-	28	-	28
Adjusted EBITDA	$47,966	$69,016	$(6,075)	$110,907

				Chemed
For the three months ended June 30, 2021	VITAS	Roto-Rooter	Corporate	Consolidated

Net income/(loss)	$29,712	$42,773	$(15,963)	$56,522
Add/(deduct):
Interest expense	43	89	247	379
Income taxes	9,385	13,633	(4,435)	18,583
Depreciation	7,125	6,468	19	13,612
Amortization	18	2,492	-	2,510
EBITDA	46,283	65,455	(20,132)	91,606
Add/(deduct):
Intercompany interest expense/(income)	(4,486)	(1,649)	6,135	-
Interest income	(106)	(32)	-	(138)
Direct costs related to COVID-19	11,084	582	-	11,666
Stock option expense	-	-	6,239	6,239
Long-term incentive compensation	-	-	1,673	1,673
Litigation settlement	-	(98)	-	(98)
Adjusted EBITDA	$52,775	$64,258	$(6,085)	$110,948

Unaudited Consolidating Summary and Reconciliation of Adjusted EBITDA

Chemed Corporation and Subsidiary Companies
(in thousands)				Chemed
For the six months ended June 30, 2022	VITAS	Roto-Rooter	Corporate	Consolidated

Net income/(loss)	$71,694	$91,009	$(32,078)	$130,625
Add/(deduct):
Interest expense	96	229	1,387	1,712
Income taxes	23,595	28,943	(12,355)	40,183
Depreciation	11,613	13,203	36	24,852
Amortization	49	4,989	-	5,038
EBITDA	107,047	138,373	(43,010)	202,410
Add/(deduct):
Intercompany interest expense/(income)	(9,339)	(4,381)	13,720	-
Interest income	(155)	(71)	-	(226)
Stock option expense	-	-	14,667	14,667
Long-term incentive compensation	-	-	2,827	2,827
Direct costs related to COVID-19	310	960	-	1,270
Medicare cap sequestration adjustment	138	-	-	138
Other	-	28	-	28
Adjusted EBITDA	$98,001	$134,909	$(11,796)	$221,114

				Chemed
For the six months ended June 30, 2021	VITAS	Roto-Rooter	Corporate	Consolidated

Net income/(loss)	$70,481	$79,950	$(28,509)	$121,922
Add/(deduct):
Interest expense	85	179	496	760
Income taxes	22,805	25,497	(11,457)	36,845
Depreciation	12,462	12,821	44	25,327
Amortization	36	4,984	-	5,020
EBITDA	105,869	123,431	(39,426)	189,874
Add/(deduct):
Intercompany interest expense/(income)	(9,011)	(3,269)	12,280	-
Interest income	(167)	(63)	-	(230)
Direct costs related to COVID-19	12,836	1,136	38	14,010
Stock option expense	-	-	12,345	12,345
Long-term incentive compensation	-	-	3,566	3,566
Litigation settlement	-	(98)		(98)
Adjusted EBITDA	$109,527	$121,137	$(11,197)	$219,467

RECONCILIATION OF ADJUSTED NET INCOME
(in thousands, except per share data)(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net income as reported	$66,456	$56,522	$130,625	$121,922

Add/(deduct) pre-tax cost of:
Stock option expense	7,216	6,239	14,667	12,345
Amortization of reacquired franchise agreements	2,352	2,352	4,704	4,704
Long-term incentive compensation	1,517	1,673	2,827	3,566
Direct costs related to COVID-19	(80)	11,666	1,270	14,010
Medicare cap sequestration adjustment	138	-	138	-
Other	28	-	28	-
Facility relocation cost	-	1,855	-	1,855
Litigation settlements	-	(98)	-	(98)
Add/(deduct) tax impacts:
Tax impact of the above pre-tax adjustments (1)	(2,038)	(5,241)	(4,449)	(7,728)
Excess tax benefits on stock compensation	(2,499)	(868)	(3,940)	(4,106)
Adjusted net income	$73,090	$74,100	$145,870	$146,470

Diluted Earnings Per Share As Reported
Net income	$4.40	$3.51	$8.62	$7.52
Average number of shares outstanding	15,111	16,101	15,152	16,205

Adjusted Diluted Earnings Per Share
Adjusted net income	$4.84	$4.60	$9.63	$9.04
Adjusted average number of shares outstanding	15,111	16,101	15,152	16,205

(1) The tax impact of pre-tax adjustments was calculated using the effective tax rate of the operating unit for which each adjustment is associated.

CHEMED CORPORATION AND SUBSIDIARY COMPANIES
OPERATING STATISTICS FOR VITAS SEGMENT
(unaudited)
	Three Months Ended June 30,		Six Months Ended June 30,
OPERATING STATISTICS	2022	2021	2022	2021
Net revenue ($000)
Homecare	$257,631	$264,926	$515,267	$528,680
Inpatient	24,619	27,371	51,189	56,527
Continuous care	19,538	24,282	39,116	51,631
Other	3,213	3,078	6,220	6,016
Subtotal	$305,001	$319,657	$611,792	$642,854
Room and board, net	(2,166)	(2,657)	(4,283)	(5,322)
Contractual allowances	(3,054)	(3,065)	(6,039)	(6,309)
Medicare cap allowance	(2,000)	(2,000)	(4,500)	(3,500)
Total	$297,781	$311,935	$596,970	$627,723
Net revenue as a percent of total before Medicare cap allowances
Homecare	84.5%	82.9%	84.2%	82.2%
Inpatient	8.1	8.6	8.4	8.8
Continuous care	6.4	7.6	6.4	8.0
Other	1.0	0.9	1.0	1.0
Subtotal	100.0	100.0	100.0	100.0
Room and board, net	(0.7)	(0.8)	(0.7)	(0.8)
Contractual allowances	(1.0)	(1.0)	(1.0)	(1.0)
Medicare cap allowance	(0.7)	(0.6)	(0.7)	(0.6)
Total	97.6%	97.6%	97.6%	97.6%
Days of care
Homecare	1,266,604	1,335,482	2,525,276	2,665,374
Nursing home	259,046	244,423	507,514	477,206
Respite	6,095	5,338	11,463	10,178
Subtotal routine homecare and respite	1,531,745	1,585,243	3,044,253	3,152,758
Inpatient	23,155	26,493	47,742	54,167
Continuous care	20,802	25,786	41,884	55,086
Total	1,575,702	1,637,522	3,133,879	3,262,011
Number of days in relevant time period	91	91	181	181
Average daily census (days)
Homecare	13,918	14,676	13,952	14,726
Nursing home	2,847	2,686	2,804	2,636
Respite	67	59	63	57
Subtotal routine homecare and respite	16,832	17,421	16,819	17,419
Inpatient	254	291	264	299
Continuous care	229	283	231	304
Total	17,315	17,995	17,314	18,022
Total Admissions	14,735	16,840	31,265	34,975
Total Discharges	14,603	16,525	31,465	35,054
Average length of stay (days)	103.7	94.5	104.3	94.4
Median length of stay (days)	17.0	14.0	16.0	13.0
ADC by major diagnosis
Cerebro	37.6%	36.8%	37.5%	36.5%
Neurological	22.7	22.4	22.8	22.3
Cancer	11.2	12.1	11.2	12.2
Cardio	15.8	15.6	15.8	15.6
Respiratory	7.2	7.3	7.3	7.5
Other	5.5	5.8	5.4	5.9
Total	100.0%	100.0%	100.0%	100.0%
Admissions by major diagnosis
Cerebro	23.8	21.4%	23.4%	21.5%
Neurological	13.0	12.3	12.9	12.3
Cancer	27.3	28.9	26.0	26.9
Cardio	15.4	14.8	14.7	14.5
Respiratory	9.9	10.5	10.6	10.7
Other	10.6	12.1	12.4	14.1
Total	100.0%	100.0%	100.0%	100.0%

Estimated uncollectible accounts as a percent of revenues	1.0%	1.0%	1.0%	1.0%
Accounts receivable --
Days of revenue outstanding- excluding unapplied Medicare payments	33.7	36.3	n.a.	n.a.
Days of revenue outstanding- including unapplied Medicare payments	28.2	21.0	n.a.	n.a.

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

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

The Company’s primary market risk exposure relates to interest rate risk exposure through its variable interest line of credit. At June 30, 2022, the Company had $116.8 million of variable rate debt outstanding. For each $10 million borrowed under the credit facility, an increase or decrease of 100 basis points (1%), increases or decreases the Company’s annual interest expense by $100,000.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Item 2(c).    Purchases of Equity Securities by Issuer and Affiliated Purchasers

The following table shows the activity related to our share repurchase program for the first six months of 2022:

	Total Number	Weighted Average	Cumulative Shares	Dollar Amount
	of Shares	Price Paid Per	Repurchased Under	Remaining Under
	Repurchased	Share	the Program	The Program

February 2011 Program
January 1 through January 31, 2022	-	$-	10,225,654	$201,941,318
February 1 through February 28, 2022	-	-	10,225,654	201,941,318
March 1 through March 31, 2022	57,500	475.71	10,283,154	$174,587,938

First Quarter Total	57,500	$475.71

April 1 through April 30, 2022	4,932	$493.78	10,288,086	$172,152,453
May 1 through May 31, 2022	95,068	498.86	10,383,154	124,726,992
June 1 through June 30, 2022	-	-	10,383,154	$124,726,992

Second Quarter Total	100,000	$498.61

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

101

The following materials from Chemed Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022 formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) The Condensed Consolidated Balance Sheet, (ii) The Condensed Consolidated Statement of Income, (iii) The Condensed Consolidated Statement of Cash Flows, (iv) The Condensed Statement of Equity, and (v) Notes to the Condensed Consolidated Financial Statements.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, formatted in iXBRL and contained in Exhibit 101.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Chemed Corporation
(Registrant)

Dated:	July 29, 2022	By:	/s/ Kevin J. McNamara
Kevin J. McNamara
(President and Chief Executive Officer)

Dated:	July 29, 2022	By:	/s/ David P. Williams
David P. Williams
(Executive Vice President and Chief Financial Officer)

Dated:	July 29, 2022	By:	/s/ Michael D. Witzeman
Michael D. Witzeman
(Vice President and Controller)