Form 10-Q
period 2022-09-30
CHEMED CORP
filed 2022-11-02
CIK 19584

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒    Quarterly Report Under Section 13 or 15 (d) of the Securities Exchange Act of 1934 For the Quarterly Period Ended September 30, 2022

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	☐	No	☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of Each Exchange on which Registered	Amount	Date

Capital Stock $1 Par Value	CHE	New York Stock Exchange	14,870,305 Shares	September 30, 2022

CHEMED CORPORATION AND

SUBSIDIARY COMPANIES

Index

Page No.
PART I. FINANCIAL INFORMATION:

Item 1. Financial Statements
Unaudited Consolidated Balance Sheets -
September 30, 2022 and December 31, 2021	3

Unaudited Consolidated Statements of Income -
Three and nine months ended September 30, 2022 and 2021	4

Unaudited Consolidated Statements of Cash Flows -
Nine months ended September 30, 2022 and 2021	5

Unaudited Consolidated Statements of Changes in Stockholders’ Equity-
Three and nine months ended September 30, 2022 and 2021	6

Notes to Unaudited Consolidated Financial Statements	8

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	23

Item 3. Quantitative and Qualitative Disclosures about Market Risk	40

Item 4. Controls and Procedures	40

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	40

Item 1A. Risk Factors	40

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	41

Item 3. Defaults Upon Senior Securities	41

Item 4. Mine Safety Disclosures	41

Item 5. Other Information	41

Item 6. Exhibits	42

EX – 31.1
EX – 31.2
EX – 31.3
EX – 32.1
EX – 32.2
EX – 32.3
EX – 101
EX – 104

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
CHEMED CORPORATION AND SUBSIDIARY COMPANIES
UNAUDITED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	September 30, 2022	December 31, 2021
ASSETS
Current assets
Cash and cash equivalents	$7,781	$32,895
Accounts receivable	121,662	137,217
Inventories	10,469	10,109
Prepaid income taxes	27,526	17,377
Prepaid expenses	31,431	32,688
Total current assets	198,869	230,286
Investments of deferred compensation plans	90,097	98,884
Properties and equipment, at cost, less accumulated depreciation of $337,528 (2021- $317,911)	193,705	193,680
Lease right of use asset	131,430	125,048
Identifiable intangible assets less accumulated amortization of $65,203 (2021 - $57,648)	102,103	108,096
Goodwill	579,887	578,591
Other assets	60,104	8,138
Total Assets	$1,356,195	$1,342,723

LIABILITIES
Current liabilities
Accounts payable	$77,170	$73,024
Current portion of long-term debt	5,000	-
Income taxes	-	41
Accrued insurance	56,732	55,918
Accrued compensation	67,230	95,598
Accrued legal	653	872
Short-term lease liability	39,813	37,913
Other current liabilities	51,552	39,033
Total current liabilities	298,150	302,399
Deferred income taxes	33,590	23,183
Long-term debt	95,850	185,000
Deferred compensation liabilities	89,873	98,597
Long-term lease liability	105,594	100,629
Other liabilities	11,722	9,642
Total Liabilities	634,779	719,450
Commitments and contingencies (Note 10)
STOCKHOLDERS' EQUITY
Capital stock - authorized 80,000,000 shares $1 par; issued 36,670,460 shares (2021 - 36,513,857 shares)	36,670	36,514
Paid-in capital	1,100,161	1,044,341
Retained earnings	2,141,418	1,970,311
Treasury stock - 21,866,038 shares (2021 - 21,601,325 shares)	(2,559,141)	(2,430,094)
Deferred compensation payable in Company stock	2,308	2,201
Total Stockholders' Equity	721,416	623,273
Total Liabilities and Stockholders' Equity	$1,356,195	$1,342,723

See Accompanying Notes to Unaudited Consolidated Financial Statements.

CHEMED CORPORATION AND SUBSIDIARY COMPANIES
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Service revenues and sales	$526,472	$538,667	$1,588,309	$1,598,283
Cost of services provided and goods sold (excluding depreciation)	346,934	342,164	1,020,307	1,033,130
Selling, general and administrative expenses	83,992	89,217	261,799	274,654
Depreciation	12,154	11,844	37,006	37,171
Amortization	2,520	2,510	7,558	7,530
Other operating expense/(income)	15	63	(530)	789
Total costs and expenses	445,615	445,798	1,326,140	1,353,274
Income from operations	80,857	92,869	262,169	245,009
Interest expense	(1,271)	(583)	(2,983)	(1,343)
Other (expense)/income - net	(3,115)	3,134	(11,907)	10,521
Income before income taxes	76,471	95,420	247,279	254,187
Income taxes	(19,598)	(23,417)	(59,781)	(60,262)
Net income	$56,873	$72,003	$187,498	$193,925

Earnings Per Share:
Net income	$3.82	$4.62	$12.55	$12.27
Average number of shares outstanding	14,888	15,587	14,935	15,808

Diluted Earnings Per Share:
Net income	$3.78	$4.55	$12.41	$12.06
Average number of shares outstanding	15,042	15,842	15,114	16,083

Cash Dividends Per Share	$0.38	$0.36	$1.10	$1.04

See Accompanying Notes to Unaudited Consolidated Financial Statements.

CHEMED CORPORATION AND SUBSIDIARY COMPANIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Nine Months Ended September 30,
	2022	2021
Cash Flows from Operating Activities
Net income	$187,498	$193,925
Adjustments to reconcile net income to net cash provided
by operating activities:
Depreciation and amortization	44,564	44,701
Stock option expense	19,343	16,342
Provision/(benefit) for deferred income taxes	10,408	(561)
Noncash long-term incentive compensation	4,343	5,344
Noncash directors' compensation	1,170	1,173
Amortization of debt issuance costs	247	229
Litigation settlements paid previously accrued	-	(9,440)
Changes in operating assets and liabilities:
Decrease in accounts receivable	16,166	9,247
Increase in inventories	(360)	(1,299)
Decrease/(increase) in prepaid expenses	1,257	(6,117)
Increase/(decrease) in accounts payable and other current liabilities	(15,765)	6,330
Change in current income taxes	(10,277)	(15,749)
Net change in lease assets and liabilities	313	15
Increase in other assets	(42,424)	(13,561)
(Decrease)/increase in other liabilities	(6,555)	13,474
Other (uses)/sources	(241)	974
Net cash provided by operating activities	209,687	245,027
Cash Flows from Investing Activities
Capital expenditures	(39,066)	(44,472)
Proceeds from sale of fixed assets	2,037	-
Business combinations, net of cash acquired	(2,044)	-
Other (uses)/sources	(841)	760
Net cash used by investing activities	(39,914)	(43,712)
Cash Flows from Financing Activities
Payments on revolving line of credit	(299,400)	(1,500)
Proceeds from revolving line of credit	116,500	1,500
Proceeds from other long-term debt	100,000	-
Payments on other long-term debt	(1,250)	-
Purchases of treasury stock	(101,539)	(330,380)
Proceeds from exercise of stock options	17,128	17,918
Dividends paid	(16,391)	(16,457)
Capital stock surrendered to pay taxes on stock-based compensation	(12,497)	(9,445)
Change in cash overdrafts payable	5,535	3,054
Debt issuance costs	(1,584)	-
Other (uses)/sources	(1,389)	63
Net cash used by financing activities	(194,887)	(335,247)
Decrease in Cash and Cash Equivalents	(25,114)	(133,932)
Cash and cash equivalents at beginning of year	32,895	162,675
Cash and cash equivalents at end of period	$7,781	$28,743

See Accompanying Notes to Unaudited Consolidated Financial Statements.

CHEMED CORPORATION AND SUBSIDIARY COMPANIES
UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(in thousands, except per share data)

For the three months ended September 30, 2022 and 2021:					Deferred
					Compensation
				Treasury	Payable in
	Capital	Paid-in	Retained	Stock-	Company
	Stock	Capital	Earnings	at Cost	Stock	Total
Balance at June 30, 2022	36,651	1,089,129	2,090,214	(2,533,306)	2,272	$684,960
Net income	-	-	56,873	-	-	56,873
Dividends paid ($0.38 per share)	-	-	(5,669)	-	-	(5,669)
Stock awards and exercise of stock options	19	12,295	-	(1,916)	-	10,398
Purchases of treasury stock	-	-	-	(23,884)	-	(23,884)
Other	-	(1,263)	-	(35)	36	(1,262)
Balance at September 30, 2022	$36,670	$1,100,161	$2,141,418	$(2,559,141)	$2,308	$721,416
					Deferred
					Compensation
			`	Treasury	Payable in
	Capital	Paid-in	Retained	Stock-	Company
	Stock	Capital	Earnings	at Cost	Stock	Total
Balance at June 30, 2021	36,385	999,697	1,834,835	(2,002,326)	2,183	870,774
Net income	-	-	72,003	-	-	72,003
Dividends paid ($0.36 per share)	-	-	(5,593)	-	-	(5,593)
Stock awards and exercise of stock options	17	8,233	-	(1,426)	-	6,824
Purchases of treasury stock	-	-	-	(163,731)	-	(163,731)
Other	-	(424)	-	(157)	23	(558)
Balance at September 30, 2021	$36,402	$1,007,506	$1,901,245	$(2,167,640)	$2,206	$779,719

See Accompanying Notes to Unaudited Consolidated Financial Statements.

CHEMED CORPORATION AND SUBSIDIARY COMPANIES
UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(in thousands, except per share data)
For the nine months ended September 30, 2022 and 2021:					Deferred
					Compensation
				Treasury	Payable in
	Capital	Paid-in	Retained	Stock-	Company
	Stock	Capital	Earnings	at Cost	Stock	Total
Balance at December 31, 2021	36,514	1,044,341	1,970,311	(2,430,094)	2,201	623,273
Net income	-	-	187,498	-	-	187,498
Dividends paid ($1.10 per share)	-	-	(16,391)	-	-	(16,391)
Stock awards and exercise of stock options	156	57,172	-	(27,842)	-	29,486
Purchases of treasury stock	-	-	-	(101,098)	-	(101,098)
Other	-	(1,352)	-	(107)	107	(1,352)
Balance at September 30, 2022	$36,670	$1,100,161	$2,141,418	$(2,559,141)	$2,308	$721,416
					Deferred
					Compensation
				Treasury	Payable in
	Capital	Paid-in	Retained	Stock-	Company
	Stock	Capital	Earnings	at Cost	Stock	Total
Balance at December 31, 2020	36,259	961,404	1,723,777	(1,822,579)	2,339	901,200
Net income	-	-	193,925	-	-	193,925
Dividends paid ($1.04 per share)	-	-	(16,457)	-	-	(16,457)
Stock awards and exercise of stock options	143	45,870	-	(14,681)	-	31,332
Purchases of treasury stock	-	-	-	(330,380)	-	(330,380)
Other	-	232	-	-	(133)	99
Balance at September 30, 2021	$36,402	$1,007,506	$1,901,245	$(2,167,640)	$2,206	$779,719

See Accompanying Notes to Unaudited Consolidated Financial Statements.

Ye

CHEMED CORPORATION AND SUBSIDIARY COMPANIES

Notes to Unaudited Consolidated Financial Statements

1.    Basis of Presentation

As used herein, the terms “We,” “Company” and “Chemed” refer to Chemed Corporation or Chemed Corporation and its consolidated subsidiaries.

We have prepared the accompanying unaudited consolidated financial statements of Chemed in accordance with Rule 10-01 of SEC Regulation S-X. Consequently, we have omitted certain disclosures required under generally accepted accounting principles in the United States (“GAAP”) for complete financial statements. The December 31, 2021 balance sheet data were derived from audited financial statements but do not include all disclosures required by GAAP. However, in our opinion, the financial statements presented herein contain all adjustments, consisting only of normal recurring adjustments, necessary to state fairly our financial position, results of operations and cash flows. The results of operations for the three and nine months ended September 30, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022 or any other future period, and we make no representations related thereto. These financial statements are prepared on the same basis as and should be read in conjunction with the audited Consolidated Financial Statements and related Notes included in our Annual Report on Form 10-K for the year ended December 31, 2021.

CORONAVIRUS IMPACT

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

CLOUD COMPUTING

As of September 30, 2022, Roto-Rooter has one cloud computing arrangement that is a service contract. The system is a single source data warehouse that is to be integrated with our enterprise software. We have capitalized $497,000 related to this project. The data warehouse was placed into service in August 2022 and is being amortized over 36 months. For the three and nine months ended September 30, 2022, $28,000 has been amortized.

VITAS utilizes a human resources system that is considered a cloud computing arrangement. We have capitalized approximately $5.6 million related to implementation of this project which is included in prepaid assets in the accompanying balance sheets. The VITAS human resource system was placed into service in January 2020 and is being amortized over 5.7 years. For the three months ended September 30, 2022 and 2021, $249,000 has been amortized. For the nine months ended September 30, 2022 and 2021, $746,000 and $697,000, respectively, has been amortized.

INCOME TAXES

Our effective income tax rate was 25.6% in the third quarter of 2022 compared to 24.5% during the third quarter of 2021. Excess tax benefit on stock options exercised reduced our income tax expenses by $450,000 and $1.2 million, respectively for the quarters ended September 30, 2022 and 2021.

Our effective income tax rate was 24.2% in the first nine months of 2022 compared to 23.7% during the first nine months of 2021. Excess tax benefit on stock options exercised reduced our income tax expenses by $4.4 million and $5.3 million, respectively for the first nine months ended September 30, 2022 and 2021

NON-CASH TRANSACTIONS

Included in the accompanying Consolidated Balance Sheets are $1.6 million and $1.9 million of capitalized property and equipment which were not paid for as of September 30, 2022 and December 31, 2021, respectively. Accrued property and equipment purchases have been excluded from capital expenditures in the accompanying Consolidated Statements of Cash Flow. There are no material non-cash amounts included in interest expense for any period presented.

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

2.    Revenue Recognition

In May 2014, the FASB issued Accounting Standards Update “ASU No. 2014-09 – Revenue from Contracts with Customers.” The standard and subsequent amendments are intended to develop a common revenue standard for removing inconsistencies and weaknesses, improve comparability, provide for more useful information to users through improved disclosure requirements and simplify the preparation of financial statements. The standard is also referred to as Accounting Standards Codification No. 606 (“ASC 606”).

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

Care is provided to patients regardless of their ability to pay. Patients who meet our criteria for charity care are provided care without charge. There is no revenue or associated accounts receivable in the accompanying Consolidated Financial Statements related to charity care. The cost of providing charity care during the quarters ended September 30, 2022 and 2021 was $1.9 million and $2.1 million, respectively. The cost of providing charity case during the first nine months ended September 30, 2022 and 2021 was $5.9 million and $6.4 million, respectively. The cost of charity care is included in cost of services provided and goods sold and is calculated by taking the ratio of charity care days to total days of care and multiplying by the total cost of care.

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

We are subject to certain limitations on Medicare payments for services which are considered variable consideration, as follows:

Inpatient Cap. If the number of inpatient care days any hospice program provides to Medicare beneficiaries exceeds 20% of the total days of hospice care such program provided to all Medicare patients for an annual period beginning September 28, the days in excess of the 20% figure may be reimbursed only at the routine homecare rate. None of VITAS’ hospice programs exceeded the payment limits on inpatient services during the three months ended September 30, 2022 and 2021.

Medicare Cap. We are also subject to a Medicare annual per-beneficiary cap (“Medicare cap”). Compliance with the Medicare cap is measured in one of two ways based on a provider election. The “streamlined” method compares total Medicare payments received under a Medicare provider number with respect to services provided to all Medicare hospice care beneficiaries in the program or programs covered by that Medicare provider number with the product of the per-beneficiary cap amount and the number of Medicare beneficiaries electing hospice care for the first time from that hospice program or programs from September 28 through September 27 of the following year. At September 30, 2022, all our programs except one are using the “streamlined” method.

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

In 2013, the U.S. government implemented automatic budget reductions of 2.0% for all government payees, including hospice benefits paid under the Medicare program. In 2015, Centers for Medicare and Medicaid Services (“CMS”) determined that the Medicare cap should be calculated “as if” sequestration did not occur. As a result of this decision, VITAS had received notification from our third-party intermediary that an additional $9.0 million was owed for Medicare cap in three programs for the 2013 through 2022 measurement periods. The amounts were automatically deducted from our semi-monthly PIP payments and we did not recognize any revenue for these disputed amounts, but recorded a receivable offset by a reserve of equal amount. We did not believe that CMS was authorized under the sequestration authority or the statutory methodology for establishing the Medicare cap to the amounts they have withheld and intend to withhold under their current “as if” methodology. However, due to recent court decisions, we are no longer appealing the CMS’s methodology change. During the quarter ended September 30, 2022 we reversed the related receivable and reserve. There was no impact on the consolidated balance sheets or the consolidated statements of income as of and for the period ended September 30, 2022.

During the quarter ended September 30, 2022, we recorded $618,000 in net Medicare cap revenue reduction related to two programs for the 2022 government fiscal year. During the quarter ended September 30, 2021, we recorded $97,000 in net Medicare cap revenue reduction related to two programs for the 2021 government fiscal year.

During the first nine months ended September 30, 2022, we recorded $5.1 million in net Medicare cap revenue reduction related to two programs for the 2022 government fiscal year. During the first nine months ended September 30, 2021, we recorded $3.6 million in net Medicare cap revenue reduction related to two programs for the 2021 government fiscal year.

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

The composition of patient care service revenue by payor and level of care for the quarter ended September 30, 2022 is as follows (in thousands):

	Medicare	Medicaid	Commercial	Total
Routine home care	$239,670	$10,822	5,761	$256,253
Continuous care	17,083	787	730	18,600
Inpatient care	21,391	1,838	1,297	24,526
	$278,144	$13,447	$7,788	$299,379

All other revenue - self-pay, respite care, etc.				3,240
Subtotal				$302,619
Medicare cap adjustment				(618)
Implicit price concessions				(2,952)
Room and board, net				(2,513)
Net revenue				$296,536

The composition of patient care service revenue by payor and level of care for the quarter ended September 30, 2021 is as follows (in thousands):

	Medicare	Medicaid	Commercial	Total
Routine home care	$249,633	$12,102	$6,402	$268,137
Continuous care	20,000	1,105	922	22,027
Inpatient care	25,249	2,628	1,491	29,368
	$294,882	$15,835	$8,815	$319,532

All other revenue - self-pay, respite care, etc.				3,225
Subtotal				$322,757
Medicare cap adjustment				(97)
Implicit price concessions				(3,119)
Room and board, net				(2,130)
Net revenue				$317,411

The composition of patient care service revenue by payor and level of care for the nine months ended September 30, 2022 is as follows (in thousands):

	Medicare	Medicaid	Commercial	Total
Routine home care	$722,035	$32,848	$16,637	$771,520
Continuous care	53,103	2,337	2,277	57,717
Inpatient care	66,412	5,608	3,694	75,714
	$841,550	$40,793	$22,608	$904,951

All other revenue - self-pay, respite care, etc.				9,461
Subtotal				$914,412
Medicare cap adjustment				(5,118)
Implicit price concessions				(8,992)
Room and board, net				(6,796)
Net revenue				$893,506

The composition of patient care service revenue by payor and level of care for the nine months ended September 30, 2021 is as follows (in thousands):

	Medicare	Medicaid	Commercial	Total
Routine home care	$742,759	$35,190	$18,868	$796,817
Continuous care	66,916	3,601	3,141	73,658
Inpatient care	74,594	7,168	4,133	85,895
	$884,269	$45,959	$26,142	$956,370

All other revenue - self-pay, respite care, etc.				9,241
Subtotal				$965,611
Medicare cap adjustment				(3,597)
Implicit price concessions				(9,428)
Room and board, net				(7,451)
Net revenue				$945,135

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

The composition of disaggregated revenue for the third quarter is as follows (in thousands):

	September 30,
	2022	2021
Drain cleaning	$62,764	$63,072
Plumbing	48,737	45,124
Excavation	54,164	52,607
Other	193	254
Subtotal - short term core	165,858	161,057
Water restoration	43,645	39,786
Independent contractors	20,474	18,969
Franchisee fees	1,559	1,260
Other	4,030	3,773
Gross revenue	235,566	224,845
Implicit price concessions and credit memos	(5,630)	(3,589)
Net revenue	$229,936	$221,256

The composition of disaggregated revenue for the first nine months is as follows (in thousands):

	September 30,
	2022	2021
Drain cleaning	$193,983	$187,477
Plumbing	145,294	131,045
Excavation	164,898	159,714
Other	513	853
Subtotal - short term core	504,688	479,089
Water restoration	127,678	115,804
Independent contractors	62,897	56,754
Franchisee fees	4,246	3,842
Other	12,462	11,601
Gross revenue	711,971	667,090
Implicit price concessions and credit memos	(17,168)	(13,942)
Net revenue	$694,803	$653,148

3.    Segments

Service revenues and sales by business segment are shown in Note 2. After-tax income/(loss) by business segment are as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
VITAS	$26,086	$42,950	$97,779	$113,430
Roto-Rooter	47,586	44,554	138,595	124,504
Total	73,672	87,504	236,374	237,934
Corporate	(16,799)	(15,501)	(48,876)	(44,009)
Net income	$56,873	$72,003	$187,498	$193,925

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

4.    Earnings per Share

Earnings per share (“EPS”) are computed using the weighted average number of shares of capital stock outstanding. Earnings and diluted earnings per share are computed as follows (in thousands, except per share data):

		Net Income
For the Three Months Ended September 30,		Income	Shares	Earnings per Share
2022
	Earnings	$56,873	14,888	$3.82
	Dilutive stock options	-	118
	Nonvested stock awards	-	36
	Diluted earnings	$56,873	15,042	$3.78

2021
	Earnings	$72,003	15,587	$4.62
	Dilutive stock options	-	215
	Nonvested stock awards	-	40
	Diluted earnings	$72,003	15,842	$4.55

		Net Income
For the Nine Months Ended September 30,		Income	Shares	Earnings per Share
2022
	Earnings	$187,498	14,935	$12.55
	Dilutive stock options	-	140
	Nonvested stock awards	-	39
	Diluted earnings	$187,498	15,114	$12.41

2021
	Earnings	$193,925	15,808	$12.27
	Dilutive stock options	-	233
	Nonvested stock awards	-	42
	Diluted earnings	$193,925	16,083	$12.06

For the three and nine months ended September 30, 2022, there were 592,000 and 593,000, respectively, stock options excluded from the computation of dilutive earnings per share because they would have been anti-dilutive.

For the three and nine months ended September 30, 2021, there were 297,000 and 299,000, respectively, stock options excluded from the computation of dilutive earnings per share because they would have been anti-dilutive.

5.    Long-Term Debt and Lines of Credit

On June 28, 2022, we replaced our existing credit facility with a fifth amended and restated Credit Agreement (“2022 Credit Facilities”). Terms of the 2022 Credit Facilities consist of a five-year $450 million revolver as well as a five-year $100 million term loan. Principal payments of $1.25 million on the term loan are due on the last day of each fiscal quarter, with a final payment due at the end of the agreement. The 2022 Credit Facilities have a floating interest rate that is generally the secured overnight financing rate (“SOFR”) plus an additional tiered rate which varies based on our current leverage ratio. As of September 30, 2022, the interest rate is SOFR plus 100 basis points. The 2022 Credit Facilities include an expansion feature that provides the Company the opportunity to increase its revolver and or term loan by an additional $250 million.

The debt outstanding as of September 30, 2022 consists of the following:

Revolver	$2,100
Term loan	98,750
Total	100,850
Current portion of long-term debt	(5,000)
Long-term debt	$95,850

Debt issuance costs associated with the prior credit agreement were not written off as the lenders did not change and their relative percentage participation in the facility was substantially the same. Deferred financing cost of $1.5 million for the 2022 Credit Facilities were capitalized during the quarter ended September 30, 2022.

Scheduled payments of the 2022 Credit Facilities are as follows:

2022	$1,250
2023	5,000
2024	5,000
2025	5,000
2026	5,000
Thereafter	79,600
$100,850

The 2022 Credit Facilities contain the following quarterly financial covenants effective as of September 30, 2022:

Description	Requirement

Leverage Ratio (Consolidated Indebtedness/Consolidated Adj. EBITDA)	< 3.50 to 1.00

Interest Coverage Ratio (Consolidated Adj. EBITDA/Consolidated Interest Expense)	> 3.00 to 1.00

We are in compliance with all debt covenants as of September 30, 2022. We have issued $47.2 million in standby letters of credit as of September 30, 2022, mainly for insurance purposes. Issued letters of credit reduce our available credit under the 2022 Credit Facilities. As of September 30, 2022, we have approximately $400.7 million of unused lines of credit available and eligible to be drawn down under revolving credit facility.

6.    Other (Expense)/Income – Net

Other (expense)/income – net comprises the following (in thousands):

Three months ended September 30,			Nine months ended September 30,
2022		2021	2022	2021
Market value adjustment on assets held in
deferred compensation trust	$(3,176)	$3,078	$(12,196)	$9,770
Interest income	62	57	288	288
Other-net	(1)	(1)	1	463
Total other (expense)/income - net	$(3,115)	$3,134	$(11,907)	$10,521

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

We do not currently have any finance leases, therefore all lease information disclosed is related to operating leases.

The components of balance sheet information related to leases were as follows:

	September 30,	December 31,
	2022	2021
Assets
Operating lease assets	$131,430	$125,048

Liabilities
Current operating leases	39,813	37,913
Noncurrent operating leases	105,594	100,629
Total operating lease liabilities	$145,407	$138,542

The components of lease expense for the third quarter is as follows (in thousands):

	Three months ended September 30,
	2022	2021
Lease Expense (a)
Operating lease expense	$12,936	$15,342
Sublease income	(45)	(45)
Net lease expense	$12,891	$15,297

The components of lease expense for the first nine months is as follows (in thousands):

	Nine months ended September 30,
	2022	2021
Lease Expense (a)
Operating lease expense	$39,230	$46,255
Sublease income	(136)	(135)
Net lease expense	$39,094	$46,120

(a)Includes short-term leases and variable lease costs, which are immaterial. Included in both cost of services provided and goods sold and selling, general and administrative expenses.

The components of cash flow information related to leases were as follows:

	Nine months ended September 30,
	2022	2021
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from leases	$37,650	$38,796

Leased assets obtained in exchange for new operating lease liabilities	$41,855	$43,143

Weighted Average Remaining Lease Term at September 30, 2022
Operating leases	4.5	years

Weighted Average Discount Rate at September 30, 2022
Operating leases	2.44%

Maturity of Operating Lease Liabilities (in thousands)

2022	$11,900
2023	43,317
2024	33,840
2025	26,416
2026	19,965
Thereafter	18,530
Total lease payments	$153,968
Less: interest	(8,561)
Total liability recognized on the balance sheet	$145,407

For leases commencing prior to April 2019, minimum rental payments exclude payments to landlords for real estate taxes and common area maintenance. Operating lease payments include $2.7 million related to extended lease terms that are reasonably certain of being exercised and exclude $4.3 million of lease payments for leases signed but not yet commenced.

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

Three months ended September 30,		Nine months ended September 30,
2022	2021	2022	2021
$2,091	$7,006	$5,647	$23,609

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

VITAS is one of a group of hospice providers selected by the OIG’s Office of Audit Services (“OAS”) for inclusion in an audit of the provision of elevated level-of-care hospice services. On July 14, 2022, VITAS received the final audit report from OAS. Per this report, the OAS audit examined VITAS inpatient and continuous care claims for the period April 2017 to March 2019. The audit covered a total population of 50,850 claims representing total Medicare reimbursement of $210.0 million during this two-year time period. From this population, OAS selected 100 claims, representing $688,000 of reimbursement, for detailed review. The final OAS audit report includes a series of recommendations, including that VITAS repay approximately $140.0 million of the $210.0 million VITAS received from Medicare for hospice services during this two-year period, despite the fact that at the time of the release of the results of the audit, many of the disputed claims were time-barred from being challenged. VITAS believes that the OAS audit process and related final report contains significant flaws including its methodology, medical reviews, technical reviews, proposed extrapolation methodology, and contravenes the “reasonable physician standard” set forth in the appliable Aseracare precedent.

On August 29, 2022, six weeks subsequent to the OAS finalizing its audit, VITAS received a demand letter from its Medicare Administrative Contractor (“MAC”) seeking repayment of $50.3 million. This demand letter is $90.0 million lower than the final OAS audit recommendation, as a significant portion of the 100 claims reviewed are closed pursuant to applicable law and ineligible to be reopened. VITAS intends to appeal the overpayment decision. In order to preserve its appeal rights, and to remain compliant under the CMS mandated 60-Day Rule, VITAS has deposited $50.3 million under the “Immediate Recoupment” process. The amount deposited has been recorded as an “other long-term asset” in the consolidated balance sheets, as detailed in Note 13. VITAS intends to vigorously defend the claims brought; however, the Company cannot predict the eventual outcome, or reasonably estimate any potential loss, from any such claims at this time.

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

11.    Concentration of Risk

As of September 30, 2022, and December 31, 2021, approximately 66% and 73%, respectively, of VITAS’ total accounts receivable balance were from Medicare and 28% and 21%, respectively, of VITAS’ total accounts receivable balance were due from various state Medicaid or managed Medicaid programs. Combined accounts receivable from Medicare, Medicaid, and managed Medicaid represent approximately 73% of the consolidated net accounts receivable in the accompanying consolidated balance sheets as of September 30, 2022.

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

12.    Cash Overdrafts and Cash Equivalents

There are $17.4 million in cash overdrafts payable included in accounts payable at September 30, 2022. There were $11.9 million in cash overdrafts payable included in accounts payable at December 31, 2021.

From time to time throughout the year, we invest excess cash in money market funds with major commercial banks. We closely monitor the creditworthiness of the institutions with which we invest our overnight funds. The amount invested was not material for each balance sheet date presented.

13. Other Assets

Other assets comprise the following (in thousands):

	September 30,	December 31,
	2022	2021

Deposit with OAS	$50,274	$-
Cash surrender value life insurance	3,632	3,640
Noncurrent advances and deposits	2,374	2,130
Deferred debt costs	1,797	1,894
Other long-term receivable	2,027	474
	$60,104	$8,138

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

The following shows the carrying value, fair value and the hierarchy for our financial instruments as of September 30, 2022 (in thousands):

		Fair Value Measure
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Investments of deferred compensation
plans held in trust	$90,097	$90,097	$-	$-
Long-term debt and current portion of
long-term debt	100,850	-	100,850	-

The following shows the carrying value, fair value and the hierarchy for our financial instruments as of December 31, 2021 (in thousands):

		Fair Value Measure
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Investments of deferred compensation
plans held in trust	$98,884	$98,884	$-	$-
Long-term debt	185,000	-	185,000	-

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

15.    Capital Stock Repurchase Plan Transactions

We repurchased the following capital stock:

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021

Total cost of repurchased shares (in thousands)	$23,884	$163,731	$101,098	$330,380
Shares repurchased	50,000	350,000	207,500	700,000
Weighted average price per share	$477.68	$467.80	$487.22	$471.97

In May and November 2021, the Board of Directors authorized a total of $600.0 million for additional stock repurchase under Chemed’s existing share repurchase program. We currently have $100.8 million of authorization remaining under this share repurchase plan.

16.    Acquisitions

On January 28, 2022 VITAS purchased the hospice assets of Broward Health Hospital System for $1.24 million in cash. On February 1, 2022, Roto-Rooter completed the acquisition of a franchise and the related assets in Linden, NJ for $400,000 in cash. On July 1, 2022 Roto-Rooter completed the acquisition of a franchise and related assets in Hunterdon County, NJ for $400,000 in cash.

Goodwill is assessed for impairment on a yearly basis as of October 1. All goodwill recognized is deductible for tax purposes.

Shown below is movement in Goodwill (in thousands):

	VITAS	Roto-Rooter	Total
Balance at December 31, 2021	$333,331	$245,260	$578,591
Business combinations	732	676	1,408
Foreign currency adjustments	-	(112)	(112)
Balance at September 30, 2022	$334,063	$245,824	$579,887

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

The following is a summary of the key operating results (in thousands except per share amounts):

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Service revenues and sales	$526,472	$538,667	$1,588,309	$1,598,283
Net income	$56,873	$72,003	$187,498	$193,925
Diluted EPS	$3.78	$4.55	$12.41	$12.06
Adjusted net income	$71,247	$80,084	$217,117	$226,554
Adjusted diluted EPS	$4.74	$5.06	$14.37	$14.09
Adjusted EBITDA	$108,728	$119,373	$329,842	$338,840
Adjusted EBITDA as a % of revenue	20.7%	22.2%	20.8%	21.2%

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

For the three months ended September 30, 2022, the decrease in consolidated service revenues and sales was driven by a 3.9% increase at Roto-Rooter offset by a 6.6% decrease at VITAS. The increase in service revenues at Roto-Rooter was driven mainly by an increase in plumbing, excavation, and water restoration. The decrease in service revenues at VITAS is comprised primarily of a 4.4% decrease in days-of-care and by a geographically weighted average Medicare reimbursement rate decrease of approximately 0.2%. Reimbursement rates in the quarter were negatively impacted by 200-basis points as a result of CMS reimplementing the 2% sequestration cut that was suspended at the start of the pandemic. Acuity mix shift had a net impact of reducing revenue approximately $5.3 million, or 1.7% in the quarter when compared to the prior year revenue and level-of-care mix. The combination of an increase in Medicare cap and other contra revenue changes negatively impacted revenue growth by approximately 30 basis points.

The pandemic has resulted in a significant shortage of licensed healthcare workers industry wide. VITAS has not been immune to this shortage. As a result, on July 1, 2022, VITAS implemented a hiring and retention bonus program for its licensed healthcare workers. It is a temporary program intended to help VITAS attract and retain licensed healthcare workers in light of the pandemic induced healthcare worker shortage. An eligible employee must continue in employment for a period of one-year from July 1st to receive a bonus. Additionally, employees hired between July 1, 2022 and June 30, 2023 are eligible if they continue employment for a one-year period from their hire date. The Company accrued $9.6 million in the third quarter of 2022 related to this retention bonus program. See page 39 for additional VITAS operating metrics.

For the nine months ended September 30, 2022, the decrease in consolidated service revenues and sales was driven by a 6.4% increase at Roto-Rooter offset by a 5.5% decrease at VITAS. The increase in service revenues at Roto-Rooter was driven by an increase in all major service lines. The decrease in service revenues at VITAS is comprised primarily of a 4.1% decrease in days-of-care, offset by a geographically weighted average Medicare reimbursement rate increase of approximately 0.6%. Reimbursement rates for the nine months ended September 30, 2022 were negatively impacted by 90-basis points as a result of CMS reimplementing the sequestration cut that was suspended at the start of the pandemic. Acuity mix shift had a net impact of reducing revenue approximately 1.9% over the nine months when compared to the prior year revenue and level-of-care mix. The combination of an increase in Medicare cap and other contra revenue changes negatively impacted revenue growth by approximately 10 basis points. See page 39 for additional VITAS operating metrics.

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

The COVID-19 pandemic, uncertainty regarding forward looking inflation, and a potential economic recession, has made accurate modeling and providing meaningful earnings guidance exceptionally challenging. Since the start of the pandemic, Chemed has been able to successfully navigate within this rapidly changing environment and produce operating results that we believe provide us with the ability to issue earnings guidance for the remainder of the 2022 calendar year. However, this guidance should be taken with the recognition the above macro issues could materially impact the company’s ability to achieve this guidance.

Based upon the above discussion, VITAS 2022 revenue, prior to Medicare Cap, is estimated to decline 4.5% to 5.0% when compared to 2021. A portion of the estimated revenue decline, approximately $15 million or 118-basis points, is the result of the phase out of sequestration relief over the first half of 2022 compared to a full year of sequestration relief in 2021. ADC is estimated to decline 3.4%. Full year adjusted EBITDA margin, prior to Medicare Cap, is estimated to be 17.1% to 17.2%. We are currently estimating $8.1 million for Medicare Cap billing limitations in calendar year 2022.

Roto-Rooter is forecasted to achieve full-year 2022 revenue growth of 6.2% to 6.5%. Roto-Rooter’s adjusted EBITDA margin for 2022 is expected to be 29.5% to 29.7%.

Based upon the above, full-year 2022 earnings per diluted share, excluding non-cash expense for stock options, tax benefits from stock option exercises, costs related to litigation, retention program for licensed healthcare employees, and other discrete items, is estimated to be in the range of $19.60 to $19.70. This compares to our previous 2022 adjusted earnings per share guidance of $19.30 to $19.50. Current 2022 guidance assumes an effective corporate tax rate on adjusted earnings of 25.1% and a diluted share count of 15.12 million shares. Chemed’s 2021 reported adjusted earnings per diluted share was $19.33.

On June 28, 2022, we replaced our existing credit facility with a fifth amended and restated Credit Agreement (“2022 Credit Facilities”). Terms of the 2022 Credit Facilities consist of a five-year $450 million revolver as well as a five-year $100 million term loan. Principal payments of $1.25 million on the term loan are due on the last day of each fiscal quarter, with a final payment due at the end of the agreement. The 2022 Credit Facilities have a floating interest rate that is generally SOFR plus an additional tiered rate which varies based on our current leverage ratio. As of September 30, 2022, the interest rate is SOFR plus 100 basis points. The 2022 Credit Facilities includes an expansion feature that provides the Company the opportunity to increase its revolver and or term loan by an additional $250 million.

We have issued $47.2 million in standby letters of credit as of September 30, 2022, mainly for insurance purposes. Issued letters of credit reduce our available credit under the 2022 Credit Facilities. As of September 30, 2022, we have approximately $400.7 million of unused lines of credit available and eligible to be drawn down under our revolving credit facility. Management believes its liquidity and sources of capital are satisfactory for the Company’s needs in the foreseeable future.

We anticipate that our operating income and cash flows will be sufficient to operate our businesses and meet any commitments for the foreseeable future.

Financial Condition

Liquidity and Capital Resources

Material changes in the balance sheet accounts from December 31, 2021 to September 30, 2022 include the following:

•A $15.6 million decrease in accounts receivable due to timing of receipts.

•A $10.1 million increase in prepaid income taxes due to timing of payments.

•An $8.8 million decrease in investments of deferred compensation plans due to market valuation losses.

•A $52.0 million increase in other assets due mainly to the OAS deposit, as discussed in Note 10.

•A $28.4 million decline in accrued compensation due to the timing of payroll accruals at VITAS and a decline in accrued bonus and profit-sharing due to lower company earnings in 2022.

•A $12.5 million increase in other current liabilities mainly due to the retention bonus program implemented at VITAS for clinical staff in the third quarter of 2022.

•A $10.4 million increase in long-term deferred income taxes related to the OAS deposit, as discussed in Note 10.

•An $89.2 million decrease in long-term debt due to repayments.

•A $129.0 million increase in treasury stock due mainly to stock repurchases.

Net cash provided by operating activities decreased $35.3 million from September 30, 2021 to September 30, 2022. The main drivers of the decrease are a decrease in net income of $6.4 million, and a $28.9 million increase in other assets due to OAS deposit. Significant changes in our accounts receivable balances are typically driven by the timing of payments received from the Federal government at our VITAS subsidiary. We typically receive a payment in excess of $42.0 million from the Federal government for hospice services every other Friday. The timing of a period end will have a significant impact on the accounts receivable at VITAS. These changes generally normalize over a two year period, as cash flow variations in one year are offset in the following year.

Management continually evaluates cash utilization alternatives, including share repurchase, debt repurchase, acquisitions and increased dividends to determine the most beneficial use of available capital resources.

Commitments and Contingencies

Collectively, the terms of the 2022 Credit Facilities require us to meet various financial covenants, to be tested quarterly. We are in compliance with all financial and other debt covenants as of September 30, 2022 and anticipate remaining in compliance throughout the foreseeable future.

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

Results of Operations

Three months ended September 30, 2022 versus 2021 - Consolidated Results

Our service revenues and sales for the third quarter of 2022 decreased 2.3% versus services and sales revenues for the third quarter of 2021. Of this decrease, a $8.7 million increase was attributable to Roto-Rooter, offset by a $20.9 million decrease attributable to VITAS. The following chart shows the components of revenue by operating segment (in thousands):

	Three months ended September 30,		Increase/(Decrease)
	2022	2021	Percent
VITAS
Routine homecare	$256,253	$268,137	(4.4)
Continuous care	18,600	22,027	(15.6)
General inpatient	24,526	29,368	(16.5)
Other	3,240	3,225	0.5
Subtotal	302,619	322,757	(6.2)
Medicare cap adjustment	(618)	(97)	(537.1)
Room and board - net	(2,513)	(2,130)	(18.0)
Implicit price concessions	(2,952)	(3,119)	5.4
Net revenue	$296,536	$317,411	(6.6)

Roto-Rooter
Drain cleaning	$62,764	$63,072	(0.5)
Plumbing	48,737	45,124	8.0
Excavation	54,164	52,607	3.0
Other	193	254	(24.0)
Subtotal - short term core	165,858	161,057	3.0
Water restoration	43,645	39,786	9.7
Independent Contractors	20,474	18,969	7.9
Outside franchisee fees	1,559	1,260	23.7
Other	4,030	3,773	6.8
Gross revenue	235,566	224,845	4.8
Implicit price concessions	(5,630)	(3,589)	(56.9)
Net revenue	229,936	221,256	3.9
Total Revenues	$526,472	$538,667	(2.3)

Days of care at VITAS during the quarter ended September 30 were as follows:

	Days of Care		Increase/(Decrease)
	2022	2021	Percent

Routine homecare	1,271,678	1,342,841	(5.3)
Nursing home	264,407	258,700	2.2
Respite	6,635	5,331	24.5
Subtotal routine homecare and respite	1,542,720	1,606,872	(4.0)
General inpatient	23,435	27,962	(16.2)
Continuous care	20,097	24,299	(17.3)
Total days of care	1,586,252	1,659,133	(4.4)

The decrease in service revenues at VITAS is comprised primarily of a 4.4% decrease in days-of-care and by a geographically weighted average Medicare reimbursement rate decrease of approximately 0.2%. Reimbursement rates in the quarter were negatively impacted by 200-basis points as a result of CMS reimplementing the 2% sequestration cut that was suspended at the start of the pandemic Acuity mix shift had a net impact of reducing revenue approximately $5.3 million, or 1.7% in the quarter when compared to the prior year revenue and level-of-care mix. The combination of an increase in Medicare cap and other contra revenue changes negatively impacted revenue growth by approximately 30 basis points.

The increase in plumbing revenues for the third quarter of 2022 versus 2021 is attributable to a 10.8% increase in price and service mix shift offset by a 2.8% decrease in job count. Drain cleaning revenues for the third quarter of 2022 versus 2021 reflect a 7.6% increase in price and service mix shift offset by an 8.1% decrease in job count. Excavation and water restoration jobs are generally sold as a result of initial calls from customers regarding drain cleaning issues. As a result, the 3.0% increase in excavation revenue and the 9.7% increase in water restoration revenue are mainly a function of the numbers and size of drain cleaning issues we encounter on a quarterly basis. Independent Contractor revenue increased 7.9% due mainly to increased expansion into water restoration.

The consolidated gross margin was 34.1% in the third quarter of 2022 as compared with 36.5% in the third quarter of 2021. On a segment basis, VITAS’ gross margin was 19.1% in the third quarter of 2022 as compared with 25.0%, in the third quarter of 2021. The decrease in gross margin at VITAS is mostly the result of the $9.6 million expense recorded in the third quarter of 2022 for the licensed healthcare worker retention bonus program. The Roto-Rooter segment’s gross margin was 53.4% for the third quarter of 2022 as compared with 53.0% in the third quarter of 2021.

Selling, general and administrative expenses (“SG&A”) comprise (in thousands):

	Three months ended September 30,
	2022	2021
SG&A expenses before long-term incentive compensation and the impact of market value adjustments related to deferred compensation trusts	$85,118	$84,197
Impact of market value adjustments related to assets held in deferred compensation trusts	(3,176)	3,078
Long-term incentive compensation	2,050	1,942
Total SG&A expenses	$83,992	$89,217

SG&A expenses before long-term incentive compensation and the impact of market value adjustments related to deferred compensation trusts for the third quarter of 2022 were up 1.1% when compared to the third quarter of 2021. This increase was mainly a result of variable selling and general administrative expenses and normal salary increases.

Amortization for the third quarter of 2022 was flat when compared to the third quarter of 2021. Quarterly amortization of intangible assets is mainly driven by two Roto-Rooter franchise acquisitions completed in 2019. The total purchase price of these acquisitions was $138.0 million. As part of the purchase price allocation, approximately $59.2 million was determined to be the value of reacquired franchise rights which are being amortized over the remaining life of each franchise agreement. The average remaining life on the reacquired franchise agreements was approximately seven years. Quarterly amortization of reacquired franchise rights for these two acquisitions is approximately $2.0 million ($8.1 million annualized through 2026). This contrasts to quarterly franchise fees historically collected from these two franchisees of approximately $470,000 ($1.9 million annualized).

Other (expense)/income – net comprise (in thousands):

	Three months ended September 30,
	2022	2021
Market value adjustment on assets held in deferred compensation trusts	$(3,176)	$3,078
Interest income	62	57
Other	(1)	(1)
Total (expense)/other income - net	$(3,115)	$3,134

Our effective tax rate reconciliation is as follows (in thousands):

	Three months ended September 30,
	2022	2021

Income tax provision calculated at the statutory federal rate	$16,059	$20,038
Stock compensation tax benefits	(450)	(1,199)
State and local income taxes	2,946	3,153
Other--net	1,043	1,425
Income tax provision	$19,598	$23,417
Effective tax rate	25.6%	24.5%

Net income for both periods included the following after-tax items/adjustments that (reduced) or increased after-tax earnings (in thousands):

	Three months ended September 30,
	2022	2021
VITAS
Licensed healthcare worker retention bonus	$(7,131)	$-
Direct costs related to COVID-19	-	(1,866)
Roto-Rooter
Amortization of reacquired franchise agreements	(1,729)	(1,729)
Direct costs related to COVID-19	-	(305)
Corporate
Stock option expense	(4,060)	(3,462)
Excess tax benefits on stock compensation	450	1,199
Long-term incentive compensation	(1,836)	(1,752)
Direct costs related to COVID-19	(68)	-
Other	-	(166)
Total	$(14,374)	$(8,081)

Three months ended September 30, 2022 versus 2021 - Segment Results

Net income/(loss) for the third quarter of 2022 versus the third quarter of 2021 by segment (in thousands):

	Three months ended September 30,
	2022	2021
VITAS	$26,086	$42,950
Roto-Rooter	47,586	44,554
Corporate	(16,799)	(15,501)
	$56,873	$72,003

VITAS’ after-tax earnings decreased primarily due to lower revenue and $7.1 million in after-tax expense related to VITAS’ licensed healthcare worker retention bonus program, in the third quarter of 2022 when compared to the third quarter of 2021. After-tax earnings as a percent of revenue at VITAS in the third quarter of 2022 was 8.8% as compared to 13.5% in the third quarter of 2021.

Roto-Rooter’s net income was impacted in the third quarter of 2022 compared to the third quarter of 2021 primarily by higher revenue. After-tax earnings as a percent of revenue at Roto-Rooter in the third quarter of 2022 was 20.7%, as compared to 20.1% in the third quarter of 2021.

After-tax Corporate expenses for the third quarter of 2022 increased 8.4% when compared to 2021 due to an increase in stock-based compensation and a decrease in the excess tax benefits on stock compensation.

Results of Operations

Nine months ended September 30, 2022 versus 2021 - Consolidated Results

Our service revenues and sales for the first nine months of 2022 decreased 0.6% versus services and sales revenues for the first nine months of 2021. Of this decrease, $51.6 million was attributable to VITAS, offset by a $41.7 million increase attributable to Roto-Rooter. The following chart shows the components of revenue by operating segment (in thousands):

	Nine months ended September 30,		Increase/(Decrease)
	2022	2021	Percent
VITAS
Routine homecare	$771,520	$796,817	(3.2)
Continuous care	57,717	73,658	(21.6)
General inpatient	75,714	85,895	(11.9)
Other	9,461	9,241	2.4
Subtotal	914,412	965,611	(5.3)
Medicare cap adjustment	(5,118)	(3,597)	(42.3)
Room and board - net	(6,796)	(7,451)	8.8
Implicit price concessions	(8,992)	(9,428)	4.6
Net revenue	$893,506	$945,135	(5.5)

Roto-Rooterf
Drain cleaning	$193,983	$187,477	3.5
Plumbing	145,294	131,045	10.9
Excavation	164,898	159,714	3.2
Other	513	853	(39.9)
Subtotal - short term core	504,688	479,089	5.3
Water restoration	127,678	115,804	10.3
Independent Contractors	62,897	56,754	10.8
Outside franchisee fees	4,246	3,842	10.5
Other	12,462	11,601	7.4
Gross revenue	711,971	667,090	6.7
Implicit price concessions	(17,168)	(13,942)	(23.1)
Net revenue	694,803	$653,148	6.4
Total Revenues	$1,588,309	$1,598,283	(0.6)

Days of care at VITAS during the nine months ended September 30 were as follows:

	Days of Care		Increase/(Decrease)
	2022	2021	Percent

Routine homecare	3,796,954	4,008,215	(5.3)
Nursing home	771,921	735,906	4.9
Respite	18,098	15,509	16.7
Subtotal routine homecare and respite	4,586,973	4,759,630	(3.6)
General inpatient	71,177	82,129	(13.3)
Continuous care	61,981	79,385	(21.9)
Total days of care	4,720,131	4,921,144	(4.1)

The decrease in service revenues at VITAS is comprised primarily of a 4.1% decrease in days-of-care offset by a geographically weighted average Medicare reimbursement rate increase of approximately 0.6%. Reimbursement rates for the nine months ended September 30, 2022 were negatively impacted by 90-basis points as a result of CMS reimplementing the sequestration cut that was suspended at the start of the pandemic. Acuity mix shift had a net impact of reducing revenue approximately 1.9% in the nine months period when compared to the prior year revenue and level-of-care mix. The combination of an increase in Medicare cap and other contra revenue changes negatively impacted revenue growth by approximately 10 basis points.

The increase in plumbing revenues for the first nine months of 2022 versus 2021 is attributable to a 12.3% increase in price and service mix shift and 1.4% decrease in job count. Drain cleaning revenues for the first nine months of 2022 versus 2021 reflect an 10.1% increase in price and service mix shift offset by a 6.6% decrease in job count. Excavation and water restoration jobs are generally sold as a result of initial calls from customers regarding drain cleaning issues. As a result, the 3.2% increase in excavation revenue and the 10.3% increase in water restoration revenue are mainly a function of the numbers and size of drain cleaning issues we encounter on a quarterly basis. Independent Contractor revenue increased 10.8% due mainly to increased expansion into water restoration.

The consolidated gross margin was 35.8% in the first nine months of 2022 as compared with 35.4% in the first nine months of 2021. On a segment basis, VITAS’ gross margin was 22.3% in the first nine months of 2022 as compared with 23.4%, in the first nine months of 2021 primarily due to reduced revenue and $9.6 million of expense related to VITAS’ licensed healthcare worker retention bonus program. The Roto-Rooter segment’s gross margin was 53.1% for the first nine months of 2022 as compared with 52.7% in the first nine months of 2021 primarily due to increased revenue.

Selling, general and administrative expenses (“SG&A”) comprise (in thousands):

	Nine months ended September 30,
	2022	2021
SG&A expenses before long-term incentive compensation and the impact of market value adjustments related to deferred compensation trusts	$269,118	$259,376
Impact of market value adjustments related to assets held in deferred compensation trusts	(12,196)	9,770
Long-term incentive compensation	4,877	5,508
Total SG&A expenses	$261,799	$274,654

SG&A expenses before long-term incentive compensation and the impact of market value adjustments related to deferred compensation trusts for the first nine months of 2022 were up 3.8% when compared to the first nine months of 2021. This increase was mainly a result of the increase in variable selling and general administrative expenses and due to normal salary increases.

Amortization for the first nine months of 2022 was flat when compared to the first nine months of 2021. Quarterly amortization of intangible assets is mainly driven by two Roto-Rooter franchise acquisitions completed in 2019. The total purchase price of these acquisitions was $138.0 million. As part of the purchase price allocation, approximately $59.2 million was determined to be the value of reacquired franchise rights which are being amortized over the remaining life of each franchise agreement. The average remaining life on the reacquired franchise agreements was approximately seven years. Quarterly amortization of reacquired franchise rights for these two acquisitions is approximately $2.0 million ($8.1 million annualized through 2026). This contrasts to quarterly franchise fees historically collected from these two franchisees of approximately $470,000 ($1.9 million annualized).

Other (expense)/income – net comprise (in thousands):

	Nine months ended September 30,
	2022	2021
Market value adjustment on assets held in deferred compensation trusts	$(12,196)	$9,770
Interest income	288	288
Other	1	463
Total other (expense)/income - net	$(11,907)	$10,521

Our effective tax rate reconciliation is as follows (in thousands):

	Nine months ended September 30,
	2022	2021

Income tax provision calculated at the statutory federal rate	$51,929	$53,379
Stock compensation tax benefits	(4,390)	(5,305)
State and local income taxes	9,329	9,332
Other--net	2,913	2,856
Income tax provision	$59,781	$60,262
Effective tax rate	24.2%	23.7%

Net income for both periods included the following after-tax items/adjustments that (reduced) or increased after-tax earnings (in thousands):

	Nine months ended September 30,
	2022	2021
VITAS
Licensed healthcare worker retention bonus	$(7,131)	$-
Direct costs related to COVID-19	(231)	(11,442)
Medicare cap sequestration adjustment	(103)	-
Facility relocation costs	-	(1,384)
Roto-Rooter
Amortization of reacquired franchise agreements	(5,186)	(5,186)
Direct costs related to COVID-19	(727)	(1,140)
Litigation settlements	-	72
Corporate
Stock option expense	(16,220)	(13,695)
Excess tax benefits on stock compensation	4,390	5,305
Long-term incentive compensation	(4,343)	(4,964)
Direct costs related to COVID-19	(68)	(29)
Other	-	(166)
Total	$(29,619)	$(32,629)

Nine months ended September 30, 2022 versus 2021 - Segment Results

Net income/(loss) for the first nine months of 2022 versus the first nine months of 2021 by segment (in thousands):

	Nine months ended September 30,
	2022	2021
VITAS	$97,779	$113,430
Roto-Rooter	138,595	124,504
Corporate	(48,876)	(44,009)
	$187,498	$193,925

VITAS’ after-tax earnings decreased primarily due to lower revenue, lower depreciation, and $7.1 million in after-tax expense related to VITAS’ licensed healthcare worker retention bonus program for the first nine months of 2022 when compared to the first nine months of 2021. After-tax earnings as a percent of revenue at VITAS in the first nine months of 2022 was 10.9% as compared to 12.0% in the first nine months of 2021.

Roto-Rooter’s net income was impacted in the first nine months of 2022 compared to the first nine months of 2021 primarily by higher revenue and improved labor costs. After-tax earnings as a percent of revenue at Roto-Rooter in the first nine months of 2022 was 19.9%, as compared to 19.1% in the first nine months of 2021.

After-tax Corporate expenses for the first nine months of 2022 increased 11.1% when compared to the first nine months of 2021 due to a $2.5 million increase in stock-based compensation expense and a $1.4 million increase in after tax interest expense.

CHEMED CORPORATION AND SUBSIDIARY COMPANIES
CONSOLIDATING STATEMENTS OF INCOME
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2022
(in thousands)(unaudited)

				Chemed
	VITAS	Roto-Rooter	Corporate	Consolidated
2022 (a)
Service revenues and sales	$296,536	$229,936	$-	$526,472
Cost of services provided and goods sold	239,755	107,179	-	346,934
Selling, general and administrative expenses	21,581	53,225	9,186	83,992
Depreciation	5,281	6,855	18	12,154
Amortization	26	2,494	-	2,520
Other operating (income)/expense	26	(11)	-	15
Total costs and expenses	266,669	169,742	9,204	445,615
Income/(loss) from operations	29,867	60,194	(9,204)	80,857
Interest expense	(44)	(91)	(1,136)	(1,271)
Intercompany interest income/(expense)	4,842	2,371	(7,213)	-
Other income—net	26	36	(3,177)	(3,115)
Income/(expense) before income taxes	34,691	62,510	(20,730)	76,471
Income taxes	(8,605)	(14,924)	3,931	(19,598)
Net income/(loss)	$26,086	$47,586	$(16,799)	$56,873

(a) The following amounts are included in net income (in thousands):
				Chemed
	VITAS	Roto-Rooter	Corporate	Consolidated
Pretax benefit/(cost):
Licensed healthcare worker retention bonus	$(9,559)	$-	$-	$(9,559)
Stock option expense	-	-	(4,676)	(4,676)
Amortization of reacquired franchise agreements	-	(2,352)	-	(2,352)
Long-term incentive compensation	-	-	(2,050)	(2,050)
Direct costs related to COVID-19	-	-	(89)	(89)
Total	$(9,559)	$(2,352)	$(6,815)	$(18,726)

				Chemed
	VITAS	Roto-Rooter	Corporate	Consolidated
After-tax benefit/(cost):
Licensed healthcare worker retention bonus	$(7,131)	$-	$-	$(7,131)
Stock option expense	-	-	(4,060)	(4,060)
Long-term incentive compensation	-	-	(1,836)	(1,836)
Amortization of reacquired franchise agreements	-	(1,729)	-	(1,729)
Direct costs related to COVID-19	-	-	(68)	(68)
Excess tax benefits on stock compensation	-	-	450	450
Total	$(7,131)	$(1,729)	$(5,514)	$(14,374)

CHEMED CORPORATION AND SUBSIDIARY COMPANIES
CONSOLIDATING STATEMENTS OF INCOME
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2021
(in thousands)(unaudited)

				Chemed
	VITAS	Roto-Rooter	Corporate	Consolidated
2021 (a)
Service revenues and sales	$317,411	$221,256	$-	$538,667
Cost of services provided and goods sold	238,212	103,952	-	342,164
Selling, general and administrative expenses	21,372	51,914	15,931	89,217
Depreciation	5,286	6,539	19	11,844
Amortization	18	2,492	-	2,510
Other operating expense	65	(3)	1	63
Total costs and expenses	264,953	164,894	15,951	445,798
Income/(loss) from operations	52,458	56,362	(15,951)	92,869
Interest expense	(43)	(285)	(255)	(583)
Intercompany interest income/(expense)	4,513	1,847	(6,360)	-
Other income—net	22	34	3,078	3,134
Income/(expense) before income taxes	56,950	57,958	(19,488)	95,420
Income taxes	(14,000)	(13,404)	3,987	(23,417)
Net income/(loss)	$42,950	$44,554	$(15,501)	$72,003

(a) The following amounts are included in net income (in thousands):
				Chemed
	VITAS	Roto-Rooter	Corporate	Consolidated
Pretax benefit/(cost):
Stock option expense	$-	$	$(3,998)	$(3,998)
Direct costs related to COVID-19	(2,501)	(415)	-	(2,916)
Amortization of reacquired franchise agreements	-	(2,352)	-	(2,352)
Long-term incentive compensation	-	-	(1,942)	(1,942)
Other		-	(218)	(218)
Total	$(2,501)	$(2,767)	$(6,158)	$(11,426)

				Chemed
	VITAS	Roto-Rooter	Corporate	Consolidated
After-tax benefit/(cost):
Stock option expense	$-	$-	$(3,462)	$(3,462)
Direct costs related to COVID-19	(1,866)	(305)	-	(2,171)
Amortization of reacquired franchise agreements	-	(1,729)	-	(1,729)
Long-term incentive compensation	-	-	(1,752)	(1,752)
Other		-	(166)	(166)
Excess tax benefits on stock compensation	-	-	1,199	1,199
Total	$(1,866)	$(2,034)	$(4,181)	$(8,081)

CHEMED CORPORATION AND SUBSIDIARY COMPANIES
CONSOLIDATING STATEMENTS OF INCOME
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2022
(in thousands)(unaudited)

				Chemed
	VITAS	Roto-Rooter	Corporate	Consolidated
2022 (a)
Service revenues and sales	$893,506	$694,803	$-	$1,588,309
Cost of services provided and goods sold	694,528	325,779	-	1,020,307
Selling, general and administrative expenses	67,181	165,162	29,456	261,799
Depreciation	16,894	20,058	54	37,006
Amortization	76	7,482	-	7,558
Other operating (income)/expense	(929)	399	-	(530)
Total costs and expenses	777,750	518,880	29,510	1,326,140
Income/(loss) from operations	115,756	175,923	(29,510)	262,169
Interest expense	(142)	(319)	(2,522)	(2,983)
Intercompany interest income/(expense)	14,181	6,751	(20,932)	-
Other income—net	183	107	(12,197)	(11,907)
Income/(expense) before income taxes	129,978	182,462	(65,161)	247,279
Income taxes	(32,199)	(43,867)	16,285	(59,781)
Net income/(loss)	$97,779	$138,595	$(48,876)	$187,498

(a) The following amounts are included in net income (in thousands):
				Chemed
	VITAS	Roto-Rooter	Corporate	Consolidated
Pretax benefit/(cost):
Stock option expense	$-	$-	$(19,343)	$(19,343)
Licensed healthcare worker retention bonus	(9,559)	-	-	(9,559)
Amortization of reacquired franchise agreements	-	(7,056)	-	(7,056)
Long-term incentive compensation	-	-	(4,877)	(4,877)
Direct costs related to COVID-19	(310)	(988)	(89)	(1,387)
Medicare cap sequestration adjustment	(138)	-	-	(138)
Total	$(10,007)	$(8,044)	$(24,309)	$(42,360)

				Chemed
	VITAS	Roto-Rooter	Corporate	Consolidated
After-tax benefit/(cost):
Stock option expense	$-	$-	$(16,220)	$(16,220)
Licensed healthcare worker retention bonus	(7,131)	-	-	(7,131)
Amortization of reacquired franchise agreements	-	(5,186)	-	(5,186)
Long-term incentive compensation	-	-	(4,343)	(4,343)
Direct costs related to COVID-19	(231)	(727)	(68)	(1,026)
Medicare cap sequestration adjustment	(103)	-	-	(103)
Excess tax benefits on stock compensation	-	-	4,390	4,390
Total	$(7,465)	$(5,913)	$(16,241)	$(29,619)

CHEMED CORPORATION AND SUBSIDIARY COMPANIES
CONSOLIDATING STATEMENTS OF INCOME
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2021
(in thousands)(unaudited)

				Chemed
	VITAS	Roto-Rooter	Corporate	Consolidated
2021 (a)
Service revenues and sales	$945,135	$653,148	$-	$1,598,283
Cost of services provided and goods sold	724,398	308,732	-	1,033,130
Selling, general and administrative expenses	66,094	158,791	49,769	274,654
Depreciation	17,749	19,359	63	37,171
Amortization	53	7,477	-	7,530
Other operating expense	655	133	1	789
Total costs and expenses	808,949	494,492	49,833	1,353,274
Income/(loss) from operations	136,186	158,656	(49,833)	245,009
Interest expense	(129)	(464)	(750)	(1,343)
Intercompany interest income/(expense)	13,524	5,116	(18,640)	-
Other income—net	654	97	9,770	10,521
Income/(expense) before income taxes	150,235	163,405	(59,453)	254,187
Income taxes	(36,805)	(38,901)	15,444	(60,262)
Net income/(loss)	$113,430	$124,504	$(44,009)	$193,925

(a) The following amounts are included in net income (in thousands):
				Chemed
	VITAS	Roto-Rooter	Corporate	Consolidated
Pretax benefit/(cost):
Direct costs related to COVID-19	$(15,338)	$(1,551)	$(38)	$(16,927)
Stock option expense	-	-	(16,342)	(16,342)
Amortization of reacquired franchise agreements	-	(7,056)	-	(7,056)
Long-term incentive compensation	-	-	(5,508)	(5,508)
Facility relocation costs	(1,855)	-	-	(1,855)
Litigation settlements	-	98	-	98
Other	-	-	(218)	(218)
Total	$(17,193)	$(8,509)	$(22,106)	$(47,808)

				Chemed
	VITAS	Roto-Rooter	Corporate	Consolidated
After-tax benefit/(cost):
Stock option expense	$-	$-	$(13,695)	$(13,695)
Direct costs related to COVID-19	(11,442)	(1,140)	(29)	(12,611)
Amortization of reacquired franchise agreements	-	(5,186)	-	(5,186)
Long-term incentive compensation	-	-	(4,964)	(4,964)
Facility relocation costs	(1,384)	-	-	(1,384)
Litigation settlements	-	72	-	72
Other	-	-	(166)	(166)
Excess tax benefits on stock compensation	-	-	5,305	5,305
Total	$(12,826)	$(6,254)	$(13,549)	$(32,629)

Unaudited Consolidating Summary and Reconciliation of Adjusted EBITDA

Chemed Corporation and Subsidiary Companies
(in thousands)				Chemed
For the three months ended September 30, 2022	VITAS	Roto-Rooter	Corporate	Consolidated

Net income/(loss)	$26,086	$47,586	$(16,799)	$56,873
Add/(deduct):
Interest expense	44	91	1,136	1,271
Income taxes	8,605	14,924	(3,931)	19,598
Depreciation	5,281	6,855	18	12,154
Amortization	26	2,494	-	2,520
EBITDA	40,042	71,950	(19,576)	92,416
Add/(deduct):
Intercompany interest expense/(income)	(4,842)	(2,371)	7,213	-
Interest income	(27)	(35)	-	(62)
Licensed healthcare retention bonus	9,559	-	-	9,559
Stock option expense	-	-	4,676	4,676
Long-term incentive compensation	-	-	2,050	2,050
Direct costs related to COVID-19	-	-	89	89
Adjusted EBITDA	$44,732	$69,544	$(5,548)	$108,728

				Chemed
For the three months ended September 30, 2021	VITAS	Roto-Rooter	Corporate	Consolidated

Net income/(loss)	$42,950	$44,554	$(15,501)	$72,003
Add/(deduct):
Interest expense	43	285	255	583
Income taxes	14,000	13,404	(3,987)	23,417
Depreciation	5,286	6,539	19	11,844
Amortization	18	2,492	-	2,510
EBITDA	62,297	67,274	(19,214)	110,357
Add/(deduct):
Intercompany interest expense/(income)	(4,513)	(1,847)	6,360	-
Interest income	(24)	(34)	-	(58)
Stock option expense	-	-	3,998	3,998
Direct costs related to COVID-19	2,501	415	-	2,916
Long-term incentive compensation	-	-	1,942	1,942
Other	-	-	218	218
Adjusted EBITDA	$60,261	$65,808	$(6,696)	$119,373

Unaudited Consolidating Summary and Reconciliation of Adjusted EBITDA

Chemed Corporation and Subsidiary Companies
(in thousands)				Chemed
For the nine months ended September 30, 2022	VITAS	Roto-Rooter	Corporate	Consolidated

Net income/(loss)	$97,779	$138,595	$(48,876)	$187,498
Add/(deduct):
Interest expense	142	319	2,522	2,983
Income taxes	32,199	43,867	(16,285)	59,781
Depreciation	16,894	20,058	54	37,006
Amortization	76	7,482	-	7,558
EBITDA	147,090	210,321	(62,585)	294,826
Add/(deduct):
Intercompany interest expense/(income)	(14,181)	(6,751)	20,932	-
Interest income	(181)	(107)	-	(288)
Stock option expense	-	-	19,343	19,343
Licensed healthcare retention bonus	9,559	-	-	9,559
Long-term incentive compensation	-	-	4,877	4,877
Direct costs related to COVID-19	310	988	89	1,387
Medicare cap sequestration adjustment	138	-	-	138
Adjusted EBITDA	$142,735	$204,451	$(17,344)	$329,842

				Chemed
For the nine months ended September 30, 2021	VITAS	Roto-Rooter	Corporate	Consolidated

Net income/(loss)	$113,430	$124,504	$(44,009)	$193,925
Add/(deduct):
Interest expense	129	464	750	1,343
Income taxes	36,805	38,901	(15,444)	60,262
Depreciation	17,749	19,359	63	37,171
Amortization	53	7,477	-	7,530
EBITDA	168,166	190,705	(58,640)	300,231
Add/(deduct):
Intercompany interest expense/(income)	(13,524)	(5,116)	18,640	-
Interest income	(191)	(97)	-	(288)
Direct costs related to COVID-19	15,338	1,551	38	16,927
Stock option expense	-	-	16,342	16,342
Long-term incentive compensation	-	-	5,508	5,508
Litigation settlement	-	(98)	-	(98)
Other	-	-	218	218
Adjusted EBITDA	$169,789	$186,945	$(17,894)	$338,840

RECONCILIATION OF ADJUSTED NET INCOME
(in thousands, except per share data)(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net income as reported	$56,873	$72,003	$187,498	$193,925

Add/(deduct) pre-tax cost of:
Stock option expense	4,676	3,998	19,343	16,342
Licensed healthcare worker retention bonus	9,559	-	9,559	-
Amortization of reacquired franchise agreements	2,352	2,352	7,056	7,056
Long-term incentive compensation	2,050	1,942	4,877	5,508
Direct costs related to COVID-19	89	2,916	1,387	16,927
Medicare cap sequestration adjustment	-	-	138	-
Facility relocation cost	-	-	-	1,855
Litigation settlements	-	-	-	(98)
Other	-	218	-	218
Add/(deduct) tax impacts:
Tax impact of the above pre-tax adjustments (1)	(3,902)	(2,146)	(8,351)	(9,874)
Excess tax benefits on stock compensation	(450)	(1,199)	(4,390)	(5,305)
Adjusted net income	$71,247	$80,084	$217,117	$226,554

Diluted Earnings Per Share As Reported
Net income	$3.78	$4.55	$12.41	$12.06
Average number of shares outstanding	15,042	15,842	15,114	16,083

Adjusted Diluted Earnings Per Share
Adjusted net income	$4.74	$5.06	$14.37	$14.09
Adjusted average number of shares outstanding	15,042	15,842	15,114	16,083

(1) The tax impact of pre-tax adjustments was calculated using the effective tax rate of the operating unit for which each adjustment is associated.

CHEMED CORPORATION AND SUBSIDIARY COMPANIES
OPERATING STATISTICS FOR VITAS SEGMENT
(unaudited)
	Three Months Ended September 30,		Nine Months Ended September 30,
OPERATING STATISTICS	2022	2021	2022	2021
Net revenue ($000)
Homecare	$256,253	$268,137	$771,520	$796,817
Inpatient	24,526	29,368	75,714	85,895
Continuous care	18,600	22,027	57,717	73,658
Other	3,240	3,225	9,461	9,241
Subtotal	$302,619	$322,757	$914,412	$965,611
Room and board, net	(2,513)	(2,130)	(6,796)	(7,451)
Contractual allowances	(2,952)	(3,119)	(8,992)	(9,428)
Medicare cap allowance	(618)	(97)	(5,118)	(3,597)
Total	$296,536	$317,411	$893,506	$945,135
Net revenue as a percent of total before Medicare cap allowances
Homecare	84.7%	83.1%	84.4%	82.5%
Inpatient	8.1	9.1	8.3	8.9
Continuous care	6.1	6.8	6.3	7.6
Other	1.1	1.0	1.0	1.0
Subtotal	100.0	100.0	100.0	100.0
Room and board, net	(0.8)	(0.7)	(0.7)	(0.8)
Contractual allowances	(1.0)	(1.0)	(1.0)	(1.0)
Medicare cap allowance	(0.2)	-	(0.6)	(0.3)
Total	98.0%	98.3%	97.7%	97.9%
Days of care
Homecare	1,271,678	1,342,841	3,796,954	4,008,215
Nursing home	264,407	258,700	771,921	735,906
Respite	6,635	5,331	18,098	15,509
Subtotal routine homecare and respite	1,542,720	1,606,872	4,586,973	4,759,630
Inpatient	23,435	27,962	71,177	82,129
Continuous care	20,097	24,299	61,981	79,385
Total	1,586,252	1,659,133	4,720,131	4,921,144
Number of days in relevant time period	92	92	273	273
Average daily census (days)
Homecare	13,823	14,596	13,908	14,682
Nursing home	2,874	2,812	2,828	2,696
Respite	72	58	66	57
Subtotal routine homecare and respite	16,769	17,466	16,802	17,435
Inpatient	255	304	261	301
Continuous care	218	264	227	291
Total	17,242	18,034	17,290	18,027
Total Admissions	14,680	17,598	45,945	52,573
Total Discharges	14,603	17,686	46,139	52,747
Average length of stay (days)	106.2	96.0	104.9	95.0
Median length of stay (days)	17.0	13.0	16.0	13.0
ADC by major diagnosis
Cerebro	39.3%	36.4%	38.5%	36.7%
Neurological	22.0	22.7	22.3	22.5
Cancer	10.7	12.0	11.0	12.1
Cardio	15.4	15.5	15.6	15.5
Respiratory	7.2	7.5	7.3	7.5
Other	5.4	5.9	5.3	5.7
Total	100.0%	100.0%	100.0%	100.0%
Admissions by major diagnosis
Cerebro	25.9	20.3%	24.2%	21.1%
Neurological	12.4	12.1	12.7	12.2
Cancer	26.6	27.0	26.2	26.9
Cardio	14.9	14.1	14.8	14.4
Respiratory	9.5	11.3	10.3	10.9
Other	10.7	15.2	11.8	14.5
Total	100.0%	100.0%	100.0%	100.0%

Estimated uncollectible accounts as a percent of revenues	1.0%	1.0%	1.0%	1.0%
Accounts receivable --
Days of revenue outstanding- excluding unapplied Medicare payments	33.8	33.7	n.a.	n.a.
Days of revenue outstanding- including unapplied Medicare payments	24.9	23.4	n.a.	n.a.

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

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

The Company’s primary market risk exposure relates to interest rate risk exposure through its variable interest line of credit. At September 30, 2022, the Company had $100.9 million of variable rate debt outstanding. For each $10 million borrowed under the credit facility, an increase or decrease of 100 basis points (1%), increases or decreases the Company’s annual interest expense by $100,000.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Item 2(c).    Purchases of Equity Securities by Issuer and Affiliated Purchasers

The following table shows the activity related to our share repurchase program for the first nine months of 2022:

	Total Number	Weighted Average	Cumulative Shares	Dollar Amount
	of Shares	Price Paid Per	Repurchased Under	Remaining Under
	Repurchased	Share	the Program	The Program

February 2011 Program
January 1 through January 31, 2022	-	$-	10,225,654	$201,941,318
February 1 through February 28, 2022	-	-	10,225,654	201,941,318
March 1 through March 31, 2022	57,500	475.71	10,283,154	$174,587,938

First Quarter Total	57,500	$475.71

April 1 through April 30, 2022	4,932	$493.78	10,288,086	$172,152,453
May 1 through May 31, 2022	95,068	498.86	10,383,154	124,726,992
June 1 through June 30, 2022	-	-	10,383,154	$124,726,992

Second Quarter Total	100,000	$498.61

July 1 through July 31, 2022	-	$-	10,383,154	$124,726,992
August 1 through August 31, 2022	50,000	477.68	10,433,154	100,842,823
September 1 through September 30, 2022	-	-	10,433,154	$100,842,823

Third Quarter Total	50,000	$477.68

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

101

The following materials from Chemed Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022 formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) The Condensed Consolidated Balance Sheet, (ii) The Condensed Consolidated Statement of Income, (iii) The Condensed Consolidated Statement of Cash Flows, (iv) The Condensed Statement of Equity, and (v) Notes to the Condensed Consolidated Financial Statements.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022, formatted in iXBRL and contained in Exhibit 101.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Chemed Corporation
(Registrant)

Dated:	November 2, 2022	By:	/s/ Kevin J. McNamara
Kevin J. McNamara
(President and Chief Executive Officer)

Dated:	November 2, 2022	By:	/s/ David P. Williams
David P. Williams
(Executive Vice President and Chief Financial Officer)

Dated:	November 2, 2022	By:	/s/ Michael D. Witzeman
Michael D. Witzeman
(Vice President and Controller)