Form 10-K
period 2022-12-31
CHEMED CORP
filed 2023-02-27
CIK 19584

M

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☑    ANNUAL REPORT

PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

(Check One): Large Accelerated Filer  ☑   Accelerated Filer  ☐   Non-accelerated Filer  ☐   Smaller Reporting Company  ☐

     Emerging Growth Company  ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☑

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b) ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐     No  ☑

The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing price of said stock on the New York Stock Exchange – Composite Transaction Listing on June 30, 2022 ($469.39 per share), was $6,872,439,439.

At February 10, 2023, 14,948,234 shares of Chemed Capital Stock (par value $1 per share) were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Document	Where Incorporated
2022 Annual Report to Stockholders (specified portions) Proxy Statement for Annual Meeting to be held May 15, 2023	Parts I, II, and IV Part III

CHEMED CORPORATION

2022 FORM 10-K ANNUAL REPORT

2

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

During 2022, Chemed conducted its business operations in two segments: the VITAS segment (“VITAS”) and the Roto-Rooter segment (“Roto-Rooter”). VITAS provides hospice and palliative care services to its patients through a network of physicians, registered nurses, home health aides, social workers, clergy and volunteers. Roto-Rooter provides plumbing, drain cleaning, excavation, water restoration and other related services to residential and commercial customers.

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

Financial Information about Industry Segments

The required segment and geographic data for the Company’s continuing operations (as described below) for three years ended December 31, 2020, 2021 and 2022 are shown in Note 5 of the Notes to Consolidated Financial Statements on pages 60-61 of the 2022 Annual Report to Stockholders and are incorporated herein by reference.

Description of Business by Segment

The information called for by this item is included within Note 5 of the Notes to Consolidated Financial Statements appearing on pages 60-61 of the 2022 Annual Report to Stockholders is incorporated herein by reference.

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

VITAS

Hospice care in the United States is competitive. Plans of care for hospice services are not proprietary. As a result, VITAS competes and differentiates itself primarily on the basis of its ability to deliver quality, responsive services within the requirements of Medicare’s hospice conditions of participation. VITAS is one of the nation’s largest providers of hospice services in an industry dominated primarily by small, community-based hospices. Approximately one quarter of all hospice providers are not-for-profit. Because the hospice care industry is highly fragmented, VITAS competes with a large number of organizations.

VITAS also competes with a number of national and regional hospice providers, hospitals, nursing homes, home health agencies and other health care providers. Many providers offer home care to patients who are terminally ill, and some actively market palliative care and hospice-like programs. In addition, various health care companies have diversified into the hospice market. Some of these health care companies have greater financial resources than VITAS. Relatively few barriers to entry exist in many of the markets served by VITAS. Accordingly, other companies that are not currently providing hospice care may enter these markets and expand the variety of services they offer to include hospice.

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

Corporate Integrity Agreement. VITAS and certain of its subsidiaries entered into a Corporate Integrity Agreement (“CIA”) with the Office of the Inspector General (“OIG”) on October 30, 2017 in connection with the settlement of a False Claims Act case. The CIA formalizes various aspects of VITAS’ already existing Compliance Program and contains requirements designed to document ongoing compliance with federal healthcare program requirements. It has a term of five years during which it imposes monitoring, reporting, certification, oversight, screening and training obligations, certain of which had previously been implemented by VITAS. Although the term of the CIA has lapsed, VITAS has certain obligations remaining under the CIA including, engaging an Independent Review Organization to perform auditing and review functions and to prepare reports regarding compliance with federal healthcare programs for the last year of the term of the CIA. In the event of breach of the CIA, VITAS could become liable for payment of stipulated penalties or could be excluded from participation in federal healthcare programs.

Certificate of Need Laws and Other Restrictions. Some states, including Florida and California, have certificate of need laws, restrictions on new licenses, or other similar health planning laws that apply to hospice care providers. These states may require some form of state agency review or approval prior to opening a new hospice program, to adding or expanding hospice services, to undertaking significant capital expenditures or under other specified circumstances. Approval under these certificate of need laws is generally conditioned on the showing of a demonstrable need for services in the community. VITAS may seek to develop, acquire or expand hospice programs in states having certificate of need laws. To the extent that state agencies require VITAS to obtain a certificate of need or other similar approvals to expand services at existing hospice programs or to make acquisitions or develop hospice programs in new or existing geographic markets, VITAS’ plans could be adversely affected by a failure to obtain such certificate or approval. In addition, competitors may seek administratively or judicially to challenge such an approval or proposed approval by the state agency. Such a challenge, whether or not ultimately successful, could adversely affect VITAS. In the event that these restrictions are removed or their impact is lessened in any geography in which VITAS already operates, additional competitors may more easily be able to enter those markets, and potentially adversely affect VITAS.

Limitations on For-Profit Ownership. A few states have laws that restrict the development and expansion of for-profit hospice programs. For example, in New York, a hospice generally cannot be owned by a corporation that has another corporation as a stockholder. These types of restrictions could affect VITAS’ ability to expand into New York, or in other jurisdictions with similar restrictions.

Limits on Acquisitions or Conversions. A number of states have enacted laws that restrict the ability of for-profit entities to acquire or otherwise assume the operations of a non-profit health care provider. Some states may require government review, public hearings, and/or government approval of transactions in which a for-profit entity proposes to purchase certain non-profit healthcare organizations. Heightened scrutiny of these transactions may significantly increase the costs associated with future acquisitions of non-profit hospice programs in some states, otherwise increase the difficulty in completing those acquisitions or prevent them entirely. Additionally, sizable healthcare transaction have recently received heighten scrutiny from antitrust regulators with respect to both horizontal and vertical mergers, which may affect VITAS’ prospects for acquisition. VITAS cannot assure that it will not encounter regulatory or governmental obstacles in connection with any proposed acquisition of non-profit hospice programs in the future.

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

Medicare Payment for Physician Services. Payment for direct patient care physician services delivered by hospice physicians is billed separately by the hospice to the Medicare Administrative Contractors and paid at the lesser of the actual charge or the Medicare allowable charge for these services. This payment is in addition to the per diem rates VITAS receives for hospice care. Payment for hospice physicians’ administrative and general supervisory activities is included in the daily rates discussed above. Payments for attending physician professional services (other than services furnished by hospice physicians) are not paid to the hospice, but rather are paid directly to the attending physician by the Medicare Administrative Contractors. For fiscal 2022, less than 2% of VITAS’ net revenue was attributable to physician services.

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

Second, Medicare payments to a hospice are also subject to a separate cap based on overall average payments per admission. Any payments exceeding this overall hospice cap must be refunded by the hospice. This cap was set at $31,297.61 per admission for the twelve month period ended on September 30, 2022, increased to $32,486.92 for the twelve month period ending on September 30, 2023, and is adjusted annually to account for inflation. VITAS’ hospices may be subject to future payment reductions or recoupments as the result of this cap.

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

Overview of Government Payments – Medicaid

Medicaid Coverage and Reimbursements. State Medicaid programs are another source of VITAS’ net patient revenue. Medicaid is a state-administered program financed by state funds and federal funds to provide medical assistance to the indigent and certain other eligible persons. For those states that elect to provide a hospice benefit, the Medicaid program is required to pay the hospice at rates at least equal to the rates provided under Medicare and calculated using the same methodology. States maintain flexibility to establish their own hospice election procedures and to limit the number and duration of benefit periods for which they will pay for hospice services. Reimbursement from state Medicaid programs in 2022 accounted for approximately 5% of VITAS’ revenues.

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

Adjustments to Medicare and Medicaid Payment Rates.

Payment rates under the Medicare and Medicaid programs are adjusted annually for inflation based upon the Hospital Market Basket Index and the Consumer Price Index; however, the adjustments have historically been less than actual inflation. These base rates are further modified by the Hospice Wage Index to reflect local differences in wages according to the revised wage index. Effective April 1, 2013, the Federal government implemented a 2% reimbursement cut for all Medicare programs, including hospice. In response to COVID-19, this 2% reimbursement cut was suspended or reduced to 1% through a series of legislative measures for the period May 1, 2020 through June 30, 2022. It is possible that there will be further modifications to the rate structure under which the Medicare or Medicaid programs pay for hospice care services; the current cut is scheduled to last through the Federal Government’s fiscal year 2027. Any future reductions in the rate of increase or an actual decrease in Medicare and Medicaid payments may have an adverse impact on VITAS’ net patient service revenue and profitability.

On August 6, 2019, the Centers for Medicare and Medicaid Services released the fiscal year 2020 hospice wage index and payment rate update (FY 2020 update). The FY 2020 update includes the normal yearly inflationary increase by level of care plus a rebasing of the continuous care, inpatient care and respite care rates. The rebasing of these levels of care was to reflect non-inflationary changes in providers’ costs over time. The rebasing increased the national average reimbursement rate for continuous care by 39.9% and inpatient care by 34.7%. Respite care is not material to our operations. The rebasing of these levels of care was effective on October 1, 2019. On July 31, 2022, the Centers for Medicare and Medicaid Services released the 2023 inflationary increase effective October 1, 2022, which was 3.8%

Other Healthcare Regulations

Federal and State Anti-Kickback Laws and Safe Harbor Provisions. The federal Anti-Kickback Law makes it a felony to knowingly and willingly offer, pay, solicit or receive any form of remuneration in exchange for referring, recommending, arranging, purchasing, leasing or ordering items or services covered by a federal health care program including Medicare or Medicaid. The Anti-

Kickback Law applies regardless of whether the remuneration is provided directly or indirectly, in cash or in kind. Although the Anti-Kickback statute does not prohibit all financial transactions or relationships that providers of healthcare items or services may have with each other, interpretations of the law have been very broad. Under current law, courts and federal regulatory authorities have stated that this law is violated if even one purpose (as opposed to the sole or primary purpose) of the arrangement is to induce referrals.

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

Currently, VITAS is one of a group of hospice providers selected by the OIG’s Office of Audit Services (“OAS”) for inclusion in an audit of the provision of elevated level-of-care hospice services to a sample of patients. Please see Note 18 “Legal and Regulatory Matters” for a further description of the audit and claims that have risen from the audit.

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

In connection with the settlement, VITAS and certain of its subsidiaries entered into a corporate integrity agreement (“CIA”) on October 30, 2017. The CIA formalizes various aspects of VITAS’ already existing Compliance Program and contains requirements designed to document compliance with federal healthcare program requirements. It has a term of five years during which it imposes monitoring, reporting, certification, oversight, screening and training obligations, certain of which had previously been implemented by VITAS. It also requires VITAS to engage an Independent Review Organization (“IRO”) to perform audit and review functions and to prepare reports regarding compliance with federal healthcare programs. Although the term of the CIA has lapsed, VITAS has certain continued obligations under the agreement, including the IRO’s audit for the fifth year of the CIA. In the event of breach of the CIA, VITAS could become liable for payment of stipulated penalties or could be excluded from participation in federal healthcare programs.

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

Health Information Practices. There currently are numerous legislative and regulatory initiatives at both the state and federal levels that address patient privacy concerns. In particular, federal regulations issued under the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) and the Health Information Technology for Electronic and Clinical Health Act (“HITECH”) require VITAS to protect the privacy and security of patients’ individual health information and report any breaches. HIPAA and HITECH do not automatically preempt applicable state laws and regulations concerning VITAS’ use, disclosure and maintenance of patient health information, which means that VITAS is subject to a complex regulatory scheme that, in many instances, requires VITAS to comply with both federal and state laws and regulations and the continuing evolution of interpretations of them. If we are found to have violated these laws, we could be subject to sanctions, fines, damages, and other civil and criminal penalties. Additionally, the Department of Health and Human Services’ Office of the National Coordinator for the Health Information Technology recently published its final rule regarding interoperability and information blocking, designed to improve coordination within the healthcare system and patients’ access to their electronic health information. The penalty for violating the information blocking regulation may include civil monetary penalties.

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

At December 31, 2022, the Company’s accrual for its estimated liability for potential environmental cleanup and related costs arising from the 1991 sale of DuBois Chemicals Inc. (“DuBois”) amounted to $1.7 million. Of this balance, $899,000 is included in other liabilities and $826,000 is included in other current liabilities. The Company is contingently liable for additional DuBois-related environmental cleanup and related costs up to a maximum of $14.9 million. On the basis of a continuing evaluation of the Company’s potential liability, and in consultation with the Company’s environmental attorney, management believes that it is not probable this additional liability will be paid. Accordingly, no provision for this contingent liability has been recorded. Although it is not presently possible to reliably project the timing of payments related to the Company’s potential liability for environmental costs, management believes that any adjustments to its recorded liability will not materially adversely affect its financial position or results of operations.

The Company, to the best of its knowledge, is currently in compliance in all material respects with the environmental laws and regulations affecting its operations. Such environmental laws, regulations and enforcement proceedings have not required the Company to make material increases in or modifications to its capital expenditures and they have not had a material adverse effect on sales or net income. Capital expenditures for the purpose of complying with environmental laws and regulations during 2021 and 2022 with respect to continuing operations are not material in amount; there can be no assurance, however, that presently unforeseen legislative enforcement actions will not require additional expenditures.

The Company’s environmental policy is available on its website at ir.chemed.com/corporate-governance/highlights under governance documents.

Human Capital Resources

As of December 31, 2022, the Company, including its subsidiaries Roto-Rooter and VITAS, had a total of 14,167 employees.

As Roto-Rooter and VITAS are both service businesses, the Company recognizes and appreciates that our employees are crucial to our success, and that the attraction and retention of top talent, as well as the training and promotion of that talent, must be key focuses of our businesses.

The Company’s Human Rights Policy is available on its website at: chemed.com/company/documents-charters under Governance Documents.

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

VITAS also focuses on hiring, training and promoting the right talent, and believes that its vision of providing the best available patient and family care is delivered by its committed and compassionate employees. It has an automated recruitment process, designed to increase efficiencies and decrease the time to fill open positions, as well as continue to grow its brand presence in the talent market. It has continued to adapt to the new hiring and retention challenges brought on by the pandemic and current healthcare labor environment on a market-by-market and role-by-role basis. For example, in order to help with the attraction and retention of healthcare workers during the pandemic induced healthcare worker shortage, VITAS adopted the “Difference Maker Program” in July 2022 which provides stay-bonuses, for eligible existing employees and new employees who are hired during the application of the program.

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

The number and sophistication of attempts to disrupt or penetrate our systems continues to grow, specifically including the rapid increase on attempts against healthcare companies that was observed in early 2022. To combat the ever-increasing sophistication of cyberattacks, we are continuously working to improve methods for detecting and preventing attacks. We have implemented policies and procedures and developed specific training for our employees, including regular updates and reminders, to help prevent and mitigate any issues that may be caused by any attacks. Further, we regularly engage independent third-party cyber experts to test for vulnerabilities in our environment. We also conduct our own internal simulations to help assess and strengthen our defenses.

We acknowledge that cyberattack risk may occur with our third-party technology service providers. High-profile cyberattacks have occurred at healthcare companies, credit bureaus, financial institutions, and other businesses for the purpose of acquiring the confidential information of individuals, including potential customers and patients. We take measures to prevent and mitigate issues caused by any such attacks, including outreach to our providers and other third-parties that we engage with, in order to ascertain any potential downstream implications of known breaches.

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

Acquisitions

In 2022, Roto-Rooter acquired three franchises in New Jersey for a total of $2.29 million in cash. VITAS purchased the hospice assets of one Florida provider for $1.24 million in cash.

No acquisitions were completed in 2021.

In 2020, Roto-Rooter completed the acquisition of a Roto-Rooter franchise and the related assets in Indiana for $2.2 million in cash.

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

VITAS

VITAS is highly dependent on payments from Medicare and Medicaid. If there are changes in the rate or methods governing these payments, VITAS’ net patient service revenue and profits could be materially affected.

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

Changes in these laws, rules and regulations or their interpretations or methods of enforcement, including the elimination of any certificate of need laws or other license restrictions, could reduce VITAS’ net patient service revenue and profitability, or increase VITAS’ liabilities, cost of compliance, or legal and other costs in defending any claims. VITAS’ ability to comply with such regulations is a key factor in determining the success of its business. See the “Government Regulations” section of this 10-K for a greater description of these matters.

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

A significant portion of VITAS’ workforce is licensed nurses. VITAS depends on qualified nurses to provide quality, responsive hospice services to its patients. The current nationwide shortage of qualified nurses impacts some of the markets in which VITAS provides hospice services. In response to this shortage, VITAS has adjusted its wages and benefits to recruit and retain nurses and to engage contract nurses. Similarly, due to the pandemic, there is currently a shortage of home health aides, who provide many of the hospice services provided by VITAS. VITAS has also adjusted its wages and benefits to recruit and retain home health and other aides. VITAS’ inability to attract and retain qualified nurses and aides as well as other healthcare workers, could adversely affect its ability to provide quality, responsive hospice services to its patients and its ability to increase or maintain patient census in those markets. Increases in the wages and benefits required to attract and retain qualified nurses or an increase in reliance on contract nurses could negatively impact profitability.

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

VITAS and certain of its subsidiaries entered into a CIA with the Office of the OIG on October 30, 2017 in connection with the settlement of a False Claims Act case. The CIA formalizes various aspects of VITAS’ already existing compliance program and contains requirements designed to document compliance with federal healthcare program requirements. It has a term of five years during which it imposes monitoring, reporting, certification, oversight, screening and training obligations, certain of which had previously been implemented by VITAS and certain of the obligations extend beyond the five-year term. It also required VITAS to engage an Independent Review Organization to perform auditing and review functions and to prepare reports regarding compliance with federal healthcare programs. In the event of breach of the CIA, VITAS could become liable for payment of stipulated penalties or could be excluded from participation in federal healthcare programs.

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

We are subject to the anti-takeover provisions of Section 203 of the Delaware General Corporation Law, which prohibits us from engaging in a “business combination” with an “interested stockholder” for a period of three years after the date of the transaction in which the person became an interested stockholder, unless the business combination is approved in a prescribed manner. The application of Section 203 could have the effect of delaying or preventing a change of control that could be advantageous to stockholders. Additionally, the FTC and other antitrust regulators have recently heightened their scrutiny of both horizontal and vertical merges in healthcare which could delay or prevent potential acquisitions, divestitures or a change in control.

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

The Company has historically had debt service obligations and has the ability through its existing credit facility to incur debt that may restrict our operating flexibility. We cannot assure you that our cash flow from operations would be sufficient to service our future operating needs, which would require us to borrow additional funds, or restructure or otherwise refinance our debt. In addition, the Company has the ability to expand its existing debt and borrowing capacity subject to various restrictions and covenants defined by its creditors. The interest rate the Company pays will fluctuate from time to time based upon a number of factors including current SOFR rates and Company operating performance. Significant changes in these factors could result in a material change in the Company’s interest expense.

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

Our businesses may be negatively impacted by the fear of exposure to or actual effects of COVID-19 or another epidemic, pandemic, or similar widespread public health concern. Negative impacts may include, but not be limited to: restrictions or limitations on our ability to continue operations and service our patients and customers in-person, changes in demand for our services or mix of services demanded, additional costs for personal protection equipment and other items or processes necessitated to maintain the health and safety of our employees, customers and patients, isolated outbreaks of disease that may affect our ability to provide services in certain areas for a period of time, and increasing difficulty in our ability to hire employees to provide in-person services for our patients and customers during the pendency of any public health concern.

Despite our efforts to manage and remedy these impacts, their ultimate impact also depends on factors beyond our knowledge or control, including the duration and severity of any such outbreak as well as third-party actions taken to contain its spread and mitigate its public health effects.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

The Company’s corporate offices and the headquarters for Roto-Rooter are located in Cincinnati, Ohio. Roto-Rooter has manufacturing and distribution center facilities in West Des Moines, Iowa and has 339 leased and owned office and service facilities in 34 states. VITAS, headquartered in Miami, operates 50 programs from 170 leased and owned facilities and 26 inpatient units in 16 states and the District of Columbia.

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

Item 3. Legal Proceedings

The Company’s disclosure related to legal proceedings is set forth in Note 18 “Legal and Regulatory Matters” included in the Notes to the Consolidated Financial Statements included with this report, and is incorporated herein by reference.

Item 4. Mine Safety Disclosures

None

Executive Officers of the Company

Name	Age	Office	First Elected
Kevin J. McNamara	69	President and Chief Executive Officer	August 2, 1994 (1)
David P. Williams	62	Executive Vice President and Chief Financial Officer	March 5, 2004 (2)
Spencer S. Lee	67	Executive Vice President	May 15, 2000 (3)
Nicholas M. Westfall	44	Executive Vice President	June 16, 2016 (4)
Michael D. Witzeman	52	Vice President and Controller	May 21, 2012 (5)
Brian C. Judkins	42	Vice President and Chief Legal Officer	August 31, 2020 (6)

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

Each executive officer holds office until the annual election at the next annual organizational meeting of the Board of Directors of the Company which is scheduled to be held on May 15, 2023.

PART II

Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company has historically paid cash dividends quarterly. However, future dividends are dependent upon the Company’s earnings and financial condition, compliance with certain debt covenants and other factors not presently determinable.

As of February 10, 2023, there were approximately 1,301 stockholders of record of the Company’s Capital Stock. This number only includes stockholders of record and does not include stockholders with shares beneficially held in nominee name or within clearinghouse positions of brokers, banks or other institutions.

During 2022, the number of shares of Capital Stock repurchased by the Company, the weighted average price paid for each share, the cumulative shares repurchased under each program and the dollar amounts remaining under each program were as follows:

Company Purchase of Shares of Capital Stock

	Total Number	Weighted Average	Cumulative Shares	Dollar Amount
	of Shares	Price Paid Per	Repurchased Under	Remaining Under
	Repurchased	Share	the Program	The Program

February 2011 Program
January 1 through January 31, 2022	-	$-	10,225,654	$201,941,318
February 1 through February 28, 2022	-	-	10,225,654	201,941,318
March 1 through March 31, 2022	57,500	475.71	10,283,154	$174,587,938

First Quarter Total	57,500	$475.71

April 1 through April 30, 2022	4,932	$493.81	10,288,086	$172,152,453
May 1 through May 31, 2022	95,068	498.86	10,383,154	124,726,992
June 1 through June 30, 2022	-	-	10,383,154	$124,726,992

Second Quarter Total	100,000	$498.61

July 1 through July 31, 2022	-	$-	10,383,154	$124,726,992
August 1 through August 31, 2022	50,000	477.68	10,433,154	100,842,823
September 1 through September 30, 2022	-	-	10,433,154	$100,842,823

Third Quarter Total	50,000	$477.68

October 1 through October 31, 2022	-	$-	10,433,154	$100,842,823
November 1 through November 30, 2022	-	-	10,433,154	100,842,823
December 1 through December 31, 2022	25,000	519.00	10,458,154	$87,867,735

Fourth Quarter Total	25,000	$519.00

As of December 31, 2022, the number of stock options and performance share units outstanding under the Company’s equity compensation plans, the weighted average exercise price of outstanding options, and the number of securities remaining available for issuance were as follows:

EQUITY COMPENSATION PLAN INFORMATION

	Number of securities to be issued upon exercise of outstanding warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column)
Plan Category

Equity compensation plans approved by stockholders (1)	1,219,986	$418.98	1,184,482

(1)          Amount includes 38,832 shares allocated to certain employees which vest upon attainment of specified earnings per share targets and specified total shareholder return targets.

Comparative Stock Performance

The graph below compares the yearly percentage change in the Company’s cumulative total stockholder return on Capital Stock (as measured by dividing (i) the sum of (A) the cumulative amount of dividends for the period December 31, 2017, to December 31, 2022, assuming dividend reinvestment, and (B) the difference between the Company’s share price at December 31, 2017 and December 31, 2022; by (ii) the share price at December 31, 2017) with the cumulative total return, assuming reinvestment of dividends, of the (1) S&P 500 Stock Index and (2) Dow Jones Industrial Diversified Index.

Item 6. Reserved

Item 7. Management’s Discussion and Analysis of Financial Conditions and Results of Operations

The information called for by this Item is set forth on pages 75 through 93 of the 2022 Annual Report to Stockholders and is incorporated herein by reference.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

The Company’s primary market risk exposure relates to interest rate risk exposure through its variable interest credit facility. For each $10 million dollars borrowed under the credit facility, an increase or decrease of 100 basis points (1% point), increases or decreases the Company’s annual interest expense by $100,000.

The Company continually evaluates this interest rate exposure and periodically weighs the cost versus the benefit of fixing the variable interest rates through a variety of hedging techniques.

The market value of the Company’s long-term debt at December 31, 2022 is approximately $97.5 million which equals the carrying value as all outstanding debt is at a variable interest rate.

Item 8. Financial Statements and Supplementary Data

The consolidated financial statements, together with the report thereon of PricewaterhouseCoopers LLP dated February 27, 2023, appearing on pages 39 through 71 of the 2022 Annual Report to Stockholders are incorporated herein by reference.

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

Management’s Report on Internal Control Over Financial Reporting

Refer to Management’s Report on Internal Control over Financial Reporting and Report of Independent Registered Public Accounting Firm on pages 39 through 41 of the Company’s 2022 Annual Report to Stockholders, which are incorporated herein by reference.

Changes in Internal Control Over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act during the Company’s fiscal quarter ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

Not applicable.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The directors of the Company are:

Kevin J. McNamara

Ron DeLyons

Joel F. Gemunder

Patrick P. Grace

Christopher J. Heaney

Thomas C. Hutton

Andrea R. Lindell

John M. Mount Jr.

Thomas P. Rice

George J. Walsh III

The additional information required under this Item is set forth in the Company’s 2023 Proxy Statement and in Part I hereof under the caption “Executive Officers of the Registrant” and is incorporated herein by reference.

The Company has adopted a Code of Ethics that applies to the Company’s principal executive officer, principal financial officer, principal accounting officer, directors and employees. A copy of this Code of Ethics is incorporated with this report as Exhibit 14 and it is also posted on the Company’s Web site, www.chemed.com.

Item 11. Executive Compensation

Information required under this Item is set forth in the Company’s 2023 Proxy Statement, which is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required under this Item is set forth in the Company’s 2023 Proxy Statement, which is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions and Director Independence.

Information required under this Item is set forth in the Company’s 2023 Proxy Statement, which is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

Audit Fees

PricewaterhouseCoopers LLP charged the Company $2,306,000 for 2021 and $2,310,000 for 2022. These fees were for professional services rendered for the integrated audit of the Company’s annual financial statements and of its internal control over financial reporting, review of the financial statements included in the Company’s Forms 10-Q and review of documents filed with the SEC.

Audit-Related Fees

PricewaterhouseCoopers LLP charged the Company $150,000 for 2021 and $248,000 for 2022, for audit-related services. These services were related primarily to the audit of one of VITAS’ Florida subsidiaries and the Provider Relief Fund Audit.

Tax Fees

No such services were rendered in 2021 or 2022.

All Other Fees

No such other services were rendered in 2021 or 2022.

The Audit Committee has adopted a policy which requires the Committee’s pre-approval of audit and non-audit services performed by the independent auditor to assure that the provision of such services does not impair the auditor’s independence. The Audit Committee pre-approved all of the audit and non-audit services rendered by PricewaterhouseCoopers LLP as listed above.

PART IV

Item 15	Exhibits and Financial Statement Schedule
Exhibits
3.1	Certificate of Incorporation of Chemed Corporation.*

3.2	Certificate of Amendment to Certificate of Incorporation, dated May 15, 2006.*

3.3	By-Laws of Chemed Corporation, as amended December 9, 2022*

4.1	Description of Securities.*

10.1	2006 Stock Incentive Plan, as amended August 11, 2006.*,**

10.2	2010 Stock Incentive Plan.*,**

10.3	2015 Stock Incentive Plan*,**

10.4	2018 Stock Incentive Plan*,**

10.5	2022 Stock Incentive Plan*,**

10.6	Employment Agreement with David P. Williams dated December 1, 2006.*,**

10.7	First Amendment to Employment Agreement with David P. Williams dated July 9, 2009.*,**

10.8	Consulting Agreement with Timothy S. O'Toole dated June 16, 2016.*,**

10.9	Employment Agreement with Kevin J. McNamara dated May 3, 2008.*,**

10.10	First Amendment to Employment Agreement with Kevin J. McNamara dated July 9, 2009.*,**

10.11	Excess Benefits Plan, as restated and amended, effective June 1, 2001.*,**

10.12	Amendment No. 1 to Excess Benefits Plan, effective July 1, 2001.*,**

10.13	Amendment No. 2 to Excess Benefits Plan, effective November 7, 2003.*,**

10.14	Non-Employee Directors’ Deferred Compensation Plan.*,**

10.15	Chemed/Roto-Rooter Savings & Retirement Plan, effective January 1, 1999.*,**

10.16	First Amendment to Chemed/Roto-Rooter Savings & Retirement Plan, effective September 6, 2000.*,**

10.17	Second Amendment to Chemed/Roto-Rooter Savings & Retirement Plan, effective January 1, 2001.*,**

10.18	Third Amendment to Chemed/Roto-Rooter Savings & Retirement Plan, effective December 12, 2001.*,**

10.19	Directors Emeriti Plan.*,**

10.20	Chemed Corporation Change in Control Severance Plan, as amended August 3, 2018.**

10.21	Chemed Corporation Senior Executive Severance Policy, as amended August 3, 2018**

10.22	Roto-Rooter Deferred Compensation Plan No. 1, as amended January 1, 1998.*,**

10.23	Roto-Rooter Deferred Compensation Plan No. 2.*,**

10.24	Form of Performance-Based Restricted Stock Units Award*,**

10.25	Form of Stock Option Grant, pre-2013.*,**

10.26	Form of Stock Option Grant, 2013.*,**

10.27	Form of Stock Option Grant, 2015. *,**

10.28	Form of Stock Option Grant, 2018. *,**

10.29	Form of Stock Option Grant, 2022. *,**

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

10.32	Fifth Amended and Restated Credit Agreement by and among Chemed Corporation, JP Morgan Chase Bank NA, and other lenders as of June 28, 2022*

13	2022 Annual Report to Stockholders.

14	Policies on Business Ethics of Chemed Corporation

21	Subsidiaries of Chemed Corporation.

23	Consent of Independent Registered Public Accounting Firm.

24	Powers of Attorney.

31.1	Certification by Kevin J. McNamara pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act of 1934.

31.2	Certification by David P. Williams pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act of 1934.

31.3	Certification by Michael D. Witzeman pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act of 1934.

32.1	Certification by Kevin J. McNamara pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by David P. Williams pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.3	Certification by Michael D. Witzeman pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document*

101.SCH		XBRL Extension Schema*

101.CAL		XBRL Taxonomy Extension Calculation Linkbase*

101.DEF		XBRL Taxonomy Extension Definition Linkbase*

101.LAB		XBRL Taxonomy Extension Label Linkbase*

101.PRE		XBRL Taxonomy Extension Presentation Linkbase*
	*	This exhibit is being filed by means of incorporation by reference (see Index to Exhibits on page E-1). Each other exhibit is being filed with this Annual Report on Form 10-K.
	**	Management contract or compensatory plan or arrangement.
Financial Statement Schedule
See Index to Financial Statements and Financial Statement Schedule on page S-1.

Item 16. Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the
registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

February 27, 2023

CHEMED CORPORATION

/s/ Kevin J. McNamara
Kevin J. McNamara
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title		Date

/s/ Kevin J. McNamara	President and Chief Executive Officer and a Director
Kevin J. McNamara	(Principal Executive Officer)

/s/ David P. Williams	Executive Vice President and Chief Financial Officer
David P. Williams	(Principal Financial Officer)

/s/ Michael D. Witzeman	Vice President and Controller
Michael D. Witzeman	(Principal Accounting Officer)		February 27,
2023

Ron DeLyons*
Joel F. Gemunder*
Patrick P. Grace*
Christopher J. Heaney*	-- Directors
Thomas C. Hutton*
Andrea R. Lindell*
John M. Mount Jr.*
Thomas P. Rice*
George J Walsh III*

* Brian C. Judkins by signing his name hereto signs this document on behalf of each of the persons indicated
above pursuant to powers of attorney duly executed by such persons and filed with the Securities and
Exchange Commission.

February 27, 2023		/s/ Brian C. Judkins
Date		Brian C. Judkins
(Attorney-in-Fact)

CHEMED CORPORATION AND SUBSIDIARY COMPANIES

INDEX TO FINANCIAL STATEMENTS

2020, 2021 AND 2022

Page(s)

Chemed Corporation Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm	40*
Consolidated Statements of Income	42*
Consolidated Balance Sheets	43*
Consolidated Statements of Cash Flows	44*
Consolidated Statements of Changes in Stockholders’ Equity	45*
Notes to Consolidated Financial Statements	46*

________________

*Indicates page numbers in Chemed Corporation 2022 Annual Report to Stockholders

The consolidated financial statements of Chemed Corporation listed above, appearing in the 2022 Annual Report to Stockholders, are incorporated herein by reference. Schedules not included have been omitted because they are not applicable or the required information is shown in the financial statements or notes thereto as listed above.

INDEX TO EXHIBITS

			Page Number
			or
			Incorporation by
			Reference

Exhibit		File No. and	Previous
Number		Filing Date	Exhibit No.

3.1	Certificate of Incorporation of Chemed Corporation (p)	Form S-3 Reg. No. 33-44177 11/26/91	4.1

3.2	Certificate of Amendment to Certificate Incorporation, dated May 15, 2006	Form 8-K 5/16/06	3.1

3.3	By-Laws of Chemed Corporation as amended December 9, 2022	Form 8-K 12/9/22	3.1

4.1	Description of Securities	Form 10-K 2/26/20	4.1

10.1	2006 Stock Incentive Plan, as amended August 11, 2006	Form 10-Q 8/14/06, **	10.1

10.2	2010 Stock Incentive Plan	Form 8-K 5/18/10, **	99.1

10.3	2015 Stock Incentive Plan	Form S-8 7/15/15, **	4.5

10.4	2018 Stock Incentive Plan	Form S-8 5/23/18, **	4.5

10.5	2022 Stock Incentive Plan	Form S-8 5/16/22

10.6	Employment Agreement with David P. Williams dated December 1, 2006	Form 8-K 12/1/06, **	10.01

10.7	First Amendment to Employment Agreement with David P. Williams dated July 9, 2009	Form 10-Q 10/30/09,**	10.20

10.8	Consulting Agreement with Timothy S. O'Toole dated June 16, 2016	Form 8-K 6/8/16, **	10.10

10.9	Employment Agreement with Kevin J. McNamara dated May 3, 2008.	Form 8-K 5/6/08,**	10.01

10.10	First Amendment to Employment Agreement with Kevin J. McNamara dated July 9, 2009	Form 10-Q 10/30/09, **	10.10

10.11	Excess Benefits Plan, as restated and amended, effective June 1, 2001	Form 10-K 3/12/04,**	10.24

10.12	Amendment No. 1 to Excess Benefits Plan, effective July 1, 2002	Form 10-K 3/12/04,**	10.25

10.13	Amendment No. 2 to Excess Benefits Plan, effective November 7, 2003	Form 10-K 3/12/04,**	10.26

10.14	Non-Employee Directors' Deferred Compensation Plan (p)	Form 10-K 3/24/88,**	10.10

10.15	Chemed/Roto-Rooter Saving & Retirement Plan effective January 1, 1999	Form 10-K 3/25/99,**	10.25

10.16	First Amendment to Chemed/Roto-Rooter Savings & Retirement Plan effective September 6, 2000	Form 10-K 3/28/02,**	10.22

10.17	Second Amendment to Chemed/Roto-Rooter Savings & Retirement Plan effective January 1, 2001	Form 10-K 3/28/02,**	10.23

10.18	Third Amendment to Chemed/Roto-Rooter Savings & Retirement Plan effective December 12, 2001	Form 10-K 3/28/02,**	10.24

10.19	Directors Emeriti Plan (p)	Form 10-Q 5/12/88, **	10.11

10.20	Change in Control Severance Plan as amended August 3, 2018	Form 10-K 2/28/22, **	10.19

10.21	Senior Executive Severance Policy as amended August 3, 2018	Form 10-K 2/28/22, **	10.20

10.22	Roto-Rooter Deferred Compensation Plan No.1, as amended January 1, 1998	Form 10-K 3/28/01,**	10.37

10.23	Roto-Rooter Deferred Compensation Plan No. 2	Form 10-K 3/28/01,**	10.38

10.24	Form of Performance Based Restricted Stock Unit Award	Form 10-K 2/27/14,**	10.32

10.25	Form of Stock Option Grant Pre-2013	Form 10-K 3/28/05,**	10.51

10.26	Form of Stock Option Grant - 2013	Form 10-K 2/27/14,**	10.35

10.27	Form of Stock Option Grant - 2015	Form 10-K 2/26/16,**	10.30

10.28	Form of Stock Option Grant - 2018	Form 10-K 2/26/20,**	10.29

10.29	Form of Stock Option Grant - 2022	*

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

		Form 8-K 11/2/17	10.01

10.31	Corporate Integrity Agreement, effective October 30, 2017 between the Office of Inspector General of the Department of Health and Human Services and VITAS Hospice Services, L.L.C., VITAS Healthcare Corporation, VITAS Healthcare Corporation of California, VITAS Healthcare Corporation of Illinois, VITAS Healthcare Corporation of Florida, VITAS Healthcare Corporation of Ohio, VITAS Healthcare Corporation of Atlantic, VITAS Healthcare of Texas, L.P., VITAS Healthcare Corporation Midwest, and VITAS Healthcare Corporation of Georgia	Form 8-K 11/2/17	10.02

10.32	Fifth Amended and Restated Credit Agreement by and among Chemed Corporation, JP Morgan Chase Bank NA, and other lenders as of June 28, 2022	Form 8-K 6/29/22**	10.10

14	Policies on Business Ethics of Chemed Corporation	Form 10-K 2/27/14,**	14

21	Subsidiaries of Chemed Corporation	*

23	Consent of Independent Registered Public Accounting Firm	*

24	Powers of Attorney	*

31.1	Certification by Kevin J. McNamara pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act of 1934	*

31.2	Certification by David P. Williams pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act of 1934	*

31.3	Certification by Michael D. Witzeman pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act of 1934	*

32.1	Certification by Kevin J. McNamara pursuant to Section 906 of the Sarbanes Oxley Act of 2002	*

32.2	Certification by David P. Williams pursuant to Section 906 of the Sarbanes Oxley Act of 2002	*

32.3	Certification by Michael D. Witzeman pursuant to Section 906 of the Sarbanes Oxley Act of 2002	*

101.INS	XBRL Instance Document	*

101.SCH	XBRL Extension Schema	*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase	*

101.DEF	XBRL Taxonomy Definition Linkbase	*

101.LAB	XBRL Taxonomy Extension Label Linkbase	*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase	*

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

The Company’s management, including the President and Chief Executive Officer, Executive Vice President and Chief Financial Officer and Vice President and Controller, has conducted an evaluation of the effectiveness of its internal control over financial reporting as of December 31, 2022, based on the framework established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this evaluation, management concluded that internal control over financial reporting was effective as of December 31, 2022, based on criteria in Internal Control—Integrated Framework issued by COSO.

PricewaterhouseCoopers LLP, our independent registered public accounting firm, has audited the effectiveness of the Company’s internal control over financial reporting as of December 31, 2022, as stated in their report which appears on pages 40 through 41.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Chemed Corporation

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Chemed Corporation and its subsidiaries (the “Company”) as of December 31, 2022 and 2021, and the related consolidated statements of income, of changes in stockholders’ equity and of cash flows for each of the three years in the period ended December 31, 2022, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

VITAS Revenue Implicit Price Concessions

As described in Note 2 to the consolidated financial statements, service revenue for VITAS is reported at the amount that reflects the ultimate consideration management expects to receive in exchange for providing patient care. These amounts are due from third-party payors, primarily commercial health insurers and government programs (Medicare and Medicaid). Management estimates the transaction price for patients with deductibles and coinsurance, along with those uninsured patients, based on historical experience and current conditions. The estimate of any contractual adjustments, discounts or implicit price concessions reduces the amount of revenue initially recognized. Settlement with third-party payors for retroactive adjustments due to audits, reviews or investigations are considered variable consideration and are included in the determination of the estimated transaction price for providing patient care. The variable consideration is estimated based on the terms of the payment agreement, existing correspondence from the payor and the Company’s historical settlement activity. The impact of these estimates is disclosed as implicit price concessions and totaled $12.0 million for the year-ended December 31, 2022.

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

February 27, 2023

We have served as the Company’s auditor since 1971.

CONSOLIDATED STATEMENTS OF INCOME

Chemed Corporation and Subsidiary Companies
(in thousands, except per share data)
For the Years Ended December 31,	2022	2021	2020

Service revenues and sales (Note 2)	$2,134,963	$2,139,261	$2,079,583
Cost of services provided and goods sold (excluding depreciation)	1,369,877	1,369,458	1,378,197
Selling, general and administrative expenses	358,727	366,727	330,218
Depreciation	49,102	49,011	46,596
Amortization	10,070	10,040	9,987
Other operating (income)/expenses (Note 20)	3,691	987	(75,095)
Total costs and expenses	1,791,467	1,796,223	1,689,903
Income from operations	343,496	343,038	389,680
Interest expense	(4,584)	(1,868)	(2,355)
Other (expense)/income--net (Note 10)	(9,233)	9,144	8,665
Income before income taxes	329,679	350,314	395,990
Income taxes (Note 11)	(80,055)	(81,764)	(76,524)
Net Income	$249,624	$268,550	$319,466

Earnings Per Share (Note 16)
Net Income	$16.72	$17.14	$20.02
Average number of shares outstanding	14,929	15,671	15,955
Diluted Earnings Per Share (Note 16)
Net Income	$16.53	$16.85	$19.48
Average number of shares outstanding	15,099	15,938	16,398

The Notes to Consolidated Financial Statements are integral parts of these statements.

CONSOLIDATED BALANCE SHEETS

Chemed Corporation and Subsidiary Companies
(in thousands, except shares and per share data)
December 31,	2022	2021
Assets
Current assets
Cash and cash equivalents (Note 9)	$74,126	$32,895
Accounts receivable	139,408	137,217
Inventories	10,272	10,109
Prepaid income taxes	18,515	17,377
Prepaid expenses	30,291	32,688
Total current assets	272,612	230,286
Investments of deferred compensation plans held in trust (Notes 15 and 17)	93,196	98,884
Properties and equipment, at cost, less accumulated depreciation (Note 13)	199,714	193,680
Lease right of use asset (Note 14)	135,662	125,048
Identifiable intangible assets less accumulated amortization (Note 6)	99,726	108,096
Goodwill	581,295	578,591
Other assets (Note 12)	59,807	8,138
Total Assets	$1,442,012	$1,342,723

Liabilities
Current liabilities
Accounts payable	$41,884	$73,024
Current portion of long-term debt	5,000	-
Income taxes (Note 11)	-	41
Accrued insurance	58,515	55,918
Accrued compensation	87,350	95,598
Accrued legal	4,456	872
Short-term lease liability (Note 14)	38,996	37,913
Other current liabilities (Note 21)	61,004	39,033
Total current liabilities	297,205	302,399
Deferred income taxes (Note 11)	38,613	23,183
Long-term debt (Note 3)	92,500	185,000
Deferred compensation liabilities (Note 15)	92,330	98,597
Long-term lease liability (Note 14)	110,513	100,629
Other liabilities	12,136	9,642
Total Liabilities	643,297	719,450
Commitments and contingencies (Note 18)
Stockholders' Equity
Capital stock - authorized 80,000,000 shares $1 par; issued 36,795,792 shares
(2021 - 36,513,857 shares)	36,796	36,514
Paid-in capital	1,149,899	1,044,341
Retained earnings	2,197,918	1,970,311
Treasury stock - 21,920,993 shares (2021 - 21,601,325 shares), at cost	(2,588,145)	(2,430,094)
Deferred compensation payable in Company stock (Note 15)	2,247	2,201
Total Stockholders' Equity	798,715	623,273
Total Liabilities and Stockholders' Equity	$1,442,012	$1,342,723

The Notes to Consolidated Financial Statements are integral parts of these statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
Chemed Corporation and Subsidiary Companies
(in thousands)
For the Years Ended December 31,	2022	2021	2020
Cash Flows from Operating Activities
Net income	$249,624	$268,550	$319,466
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	59,172	59,051	56,583
Stock option expense	26,254	22,502	18,422
Deferred payroll taxes	(18,175)	(18,175)	36,350
Provision for deferred income taxes	14,827	2,400	1,433
Noncash portion of long-term incentive compensation	6,188	7,745	7,208
Litigation settlements	4,000	(9,440)	2,684
Noncash directors' compensation	1,170	1,173	1,171
Amortization of debt issuance costs	342	306	306
Changes in operating assets and liabilities:
(Increase)/decrease in accounts receivable	(2,414)	(8,431)	12,773
(Increase)/decrease in inventories	(162)	(3,014)	367
Decrease/(increase) in prepaid expenses	2,397	(6,511)	(3,027)
Increase in accounts payable and other current liabilities	15,343	9,832	19,096
Change in current income taxes	(996)	(20,401)	13,525
Net change in lease assets and liabilities	1,471	(44)	1,206
Increase in other assets	(45,779)	(10,305)	(11,834)
(Decrease)/increase in other liabilities	(3,350)	12,074	12,323
Other (uses)/sources	(26)	1,285	1,237
Net cash provided by operating activities	309,886	308,597	489,289
Cash Flows from Investing Activities
Capital expenditures	(57,325)	(58,675)	(58,831)
Business combinations, net of cash acquired	(3,529)	-	(3,600)
Proceeds from sale of fixed assets	2,330	904	1,693
Other (uses)/sources	(878)	14	(822)
Net cash used by investing activities	(59,402)	(57,757)	(61,560)
Cash Flows from Financing Activities
Payments on revolving line of credit	(306,800)	(25,300)	(264,900)
Proceeds from revolving line of credit	121,800	210,300	174,900
Proceeds from other long-term debt	100,000	-	-
Payments on other long-term debt	(2,500)	-	-
Purchases of treasury stock	(114,515)	(576,042)	(175,594)
Proceeds from exercise of stock options	44,968	35,848	50,382
Dividends paid	(22,017)	(22,016)	(21,079)
Capital stock surrendered to pay taxes on stock-based compensation	(15,611)	(15,129)	(25,328)
Change in cash overdraft payable	(11,884)	11,884	(9,849)
Debt issuance costs	(1,586)	-	-
Other (uses)/sources	(1,108)	(165)	256
Net cash used by financing activities	(209,253)	(380,620)	(271,212)
Increase/(decrease) in cash and cash equivalents	41,231	(129,780)	156,517
Cash and cash equivalents at beginning of year	32,895	162,675	6,158
Cash and cash equivalents at end of year	$74,126	$32,895	$162,675

The Notes to Consolidated Financial Statements are integral parts of these statements.

CONSOLIDATED STATEMENTS OF CHANGES
IN STOCKHOLDERS' EQUITY
Chemed Corporation and Subsidiary Companies
(in thousands, except per share data)					Deferred
					Compensation
				Treasury	Payable in
	Capital	Paid-in	Retained	Stock-	Company
	Stock	Capital	Earnings	at Cost	Stock	Total
Balance at December 31, 2019	35,811	860,671	1,425,752	(1,597,940)	2,314	726,608
Net income	-	-	319,466	-	-	319,466
Dividends paid ($1.32 per share)	-	-	(21,079)	-	-	(21,079)
Stock awards and exercise of stock options (Note 4)	448	100,427	-	(49,020)	-	51,855
Purchases of treasury stock (Note 19)	-	-	-	(175,594)	-	(175,594)
Other	-	306	(362)	(25)	25	(56)
Balance at December 31, 2020	36,259	961,404	1,723,777	(1,822,579)	2,339	901,200
Net income	-	-	268,550	-	-	268,550
Dividends paid ($1.40 per share)	-	-	(22,016)	-	-	(22,016)
Stock awards and exercise of stock options (Note 4)	255	82,921	-	(31,037)	-	52,139
Purchases of treasury stock (Note 19)	-	-	-	(576,483)	-	(576,483)
Other	-	16	-	5	(138)	(117)
Balance at December 31, 2021	36,514	1,044,341	1,970,311	(2,430,094)	2,201	623,273
Net income	-	-	249,624	-	-	249,624
Dividends paid ($1.48 per share)	-	-	(22,017)	-	-	(22,017)
Stock awards and exercise of stock options (Note 4)	282	106,619	-	(43,932)	-	62,969
Purchases of treasury stock (Note 19)	-	-	-	(114,074)	-	(114,074)
Other	-	(1,061)	-	(45)	46	(1,060)
Balance at December 31, 2022	$36,796	$1,149,899	$2,197,918	$(2,588,145)	$2,247	$798,715

The Notes to Consolidated Financial Statements are integral parts of these statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Summary of Significant Accounting Policies

NATURE OF OPERATIONS

We operate through our two wholly-owned subsidiaries: VITAS Healthcare Corporation (“VITAS”) and Roto-Rooter Group, Inc. (“Roto-Rooter”). VITAS focuses on hospice care that helps make terminally ill patients' final days as comfortable as possible. Through its team of doctors, nurses, home health aides, social workers, clergy and volunteers, VITAS provides direct medical services to patients, as well as spiritual and emotional counseling to both patients and their families. Roto-Rooter provides plumbing, drain cleaning and water restoration services to both residential and commercial customers. Through its network of company-owned branches, Independent Contractors and franchisees, Roto-Rooter offers plumbing, drain cleaning service and water restoration to over 90% of the U.S. population.

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

As further discussed in Note 3, Chemed has $45.3 million in standby letters of credit outstanding. These letters of credit are with large, highly rated financial institutions. The Company periodically reviews published default tables related to these institutions to assess the need for an allowance. Chemed believes that any expected credit loss related to outstanding letters of credit based on current economic conditions is not material. The allowance for doubtful accounts is not material at December 31, 2022.

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

•Chemed and its subsidiaries deferred $36.4 million of certain employer payroll taxes as permitted by the CARES Act in 2020. $18.2 million was paid in 2021 and the remaining $18.2 million was paid in 2022.

•During the period from May 1, 2020 through March 31, 2022, the 2% Medicare sequestration reimbursement cut was suspended. Sequestration was phased back into place at 1% from April 1, 2022 to June 30, 2022 and the full 2% thereafter. For the years ended December 31, 2022, 2021 and 2020 approximately $8.6 million, $23.9 million and $16.8 million, respectively, was recognized as revenue due to the suspension of sequestration.

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

CONCENTRATION OF RISK

As of December 31, 2022, and 2021, approximately 64% and 73%, respectively, of VITAS’ total accounts receivable balance were from Medicare and 29% and 21%, respectively, of VITAS’ total accounts receivable balance were due from various state Medicaid or managed Medicaid programs. Combined accounts receivable from Medicare, Medicaid, and managed Medicaid represent approximately 73% of the consolidated net accounts receivable in the accompanying consolidated balance sheets as of December 31, 2022.

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

The weighted average lives of our property and equipment at December 31, 2022, were:

Buildings and building improvements	14.7	yrs.
Transportation equipment	9.0
Machinery and equipment	5.0
Computer software	3.8
Furniture and fixtures	4.5

GOODWILL AND INTANGIBLE ASSETS

The table below shows a rollforward of Goodwill (in thousands):

		Roto-
	Vitas	Rooter	Total
Balance at December 31, 2020	$333,331	$245,254	$578,585
Foreign currency adjustments	-	6	6
Balance at December 31, 2021	$333,331	$245,260	$578,591
Business combinations	732	2,061	2,793
Foreign currency adjustments	-	(89)	(89)
Balance at December 31, 2022	$334,063	$247,232	$581,295

Identifiable, definite-lived intangible assets arise from purchase business combinations and are amortized using either an accelerated method or the straight-line method over the estimated useful lives of the assets. The selection of an amortization method is based on which method best reflects the economic pattern of usage of the asset. Reacquired franchise rights are amortized over the remaining term of the franchise agreement at the time of acquisition. The weighted average lives of our identifiable, definite-lived intangible assets at December 31, 2022, were:

Covenants not to compete	6.4	yrs.
Reacquired franchise rights	7.4
Referral networks	10.2
Customer lists	16.8

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

We completed our qualitative analysis for impairment of goodwill and our indefinite-lived intangible assets as of October 1, 2022. Based on our assessment, we do not believe that it is more likely than not that our reporting units or indefinite-lived assets fair values are less than their carrying values.

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

CLOUD COMPUTING

As of December 31, 2022, Roto-Rooter has no significant capitalized implementation costs related to cloud computing.

VITAS utilizes a human resource system that is considered a cloud computing arrangement. We have capitalized approximately $5.6 million related to implementation of this project which are included in prepaid assets in the accompanying balance sheets. The VITAS human resource system was placed into service in January 2020 and is being amortized over 5.7 years. For the years ended December 31, 2022, 2021 and 2020, $995,000, $995,000 and $1.1 million, respectively, has been amortized.

OTHER ASSETS

Debt issuance costs are included in other assets. Issuance costs related to revolving credit agreements are amortized using the straight-line method, over the life of the agreement. All other issuance costs are amortized using the effective interest method over the life of the debt. See Note 12 for the detail of other assets.

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

ADVERTISING

We expense the production costs of advertising the first time the advertising takes place. We pay for and expense the cost of internet advertising and placement on a “per click” basis. Similarly, the majority of our telephone directory listings and certain types of internet advertising are paid for and expensed on a “cost per call” basis. For those directories that are not on this billing basis, the cost of the directory is expensed when the directories are placed in circulation. Advertising expense for the year ended December 31, 2022, was $68.6 million (2021 – $62.1 million; 2020 - $54.4 million).

OTHER CURRENT LIABILITIES

See Note 21 for the detail of other current liabilities.

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

Our casualty insurance liabilities are recorded gross before any estimated recovery for amounts exceeding our stop loss limits. Estimated recoveries from insurance carriers are recorded as accounts receivable. Claims experience adjustments to our casualty and workers’ compensation accrual for the years ended December 31, 2022, 2021 and 2020, were net pretax credits of ($5,790,000), ($6,332,000), and ($4,578,000) respectively.

INCOME TAXES

In December 2019, the FASB issued Accounting Standards Update “ASU No. 2019-12 – Simplifying the Accounting for Income Taxes”. The ASU adds new guidance to simplify accounting for income taxes, changes the accounting for certain income tax transactions and makes minor improvements to the codifications. The ASU was effective for the Company on January 1, 2021. There were no material impacts from adoption of this ASU.

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

Our effective income tax rate was 24.3%, 23.3% and 19.3% for the years ended December 31, 2022, 2021, and 2020, respectively. Excess tax benefit on stock options reduced our income tax expenses by $5.9 million, $9.9 million, and $26.1 million for the years ended December 31, 2022, 2021 and 2020, respectively.

CONTINGENCIES

As discussed in Note 18, we are subject to various lawsuits and claims in the normal course of our business. In addition, we periodically receive communications from governmental and regulatory agencies concerning compliance with Medicare and Medicaid billing requirements at our VITAS subsidiary. We establish reserves for specific, uninsured liabilities in connection with regulatory and legal action that we deem to be probable and reasonably estimable. We record legal fees associated with legal and regulatory actions as the costs are incurred. We disclose material loss contingencies that are probable but not reasonably estimable and those that are at least reasonably possible.

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

Care is provided to patients regardless of their ability to pay. Patients who meet our criteria for charity care are provided care without charge. There is no revenue or associated accounts receivable in the accompanying consolidated financial statements related to charity care. The cost of providing charity care during the years ended December 31, 2022, 2021 and 2020, was $7.8 million, $8.5 million and $8.1 million, respectively and is included in cost of services provided and goods sold. The cost of charity care is calculated by taking the ratio of charity care days to total days of care and multiplying by total cost of care.

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

We are subject to certain limitations on Medicare payments for services which are considered variable consideration, as follows:

Inpatient Cap. If the number of inpatient care days any hospice program provides to Medicare beneficiaries exceeds 20% of the total days of hospice care such program provided to all Medicare patients for an annual period beginning September 28, the days in excess of the 20% figure may be reimbursed only at the routine homecare rate. None of VITAS’ hospice programs exceeded the payment limits on inpatient services during the years ended December 31, 2022, 2021, and 2020.

Medicare Cap. We are also subject to a Medicare annual per-beneficiary cap (“Medicare cap”). Compliance with the Medicare cap is measured in one of two ways based on a provider election. The “streamlined” method compares total Medicare payments received under a Medicare provider number with respect to services provided to all Medicare hospice care beneficiaries in the program or programs covered by that Medicare provider number with the product of the per-beneficiary cap amount and the number of Medicare beneficiaries electing hospice care for the first time from that hospice program or programs from September 28 through September 27 of the following year. At December 31, 2022, all our programs except one are using the “streamlined” method.

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

In 2013, the U.S. government implemented automatic budget reductions of 2.0% for all government payees, including hospice benefits paid under the Medicare program. In 2015, Centers for Medicare and Medicaid Services (“CMS”) determined that the Medicare cap should be calculated “as if” sequestration did not occur. As a result of this decision, VITAS had received notification from our third-party intermediary that an additional $9.0 million was owed for Medicare cap in three programs for the 2013 through 2022 measurement periods. The amounts were automatically deducted from our semi-monthly PIP payments and we did not recognize any revenue for these disputed amounts, but recorded a receivable offset by a reserve of equal amount. Due to recent court decisions, we are no longer appealing the CMS’s methodology change. During the year ended December 31, 2022, we reversed the related receivable and reserve. There was no impact on the consolidated balance sheets or the consolidated statements of income as of and for the year ended December 31, 2022.

During the year ended December 31, 2022 we recorded $7.9 million in Medicare cap revenue reduction related to two programs’ projected 2022 measurement period liability and five programs’ 2023 measurement period liability.

During the year ended December 31, 2021 we recorded $6.6 million in Medicare cap revenue reduction related to two programs’ projected 2021 measurement period liability and two programs’ 2022 measurement period liability.

During the year ended December 31, 2020 we recorded $6.7 million in Medicare cap revenue reduction related to four programs’ projected 2020 measurement period liability.

At December 31, 2022 and 2021, the Medicare cap liability included in other current liabilities on the accompanying balance sheets was $14.4 million and $13.5 million, respectively.

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

The composition of patient care service revenue by payor and level of care for the year ended December 31, 2022 is as follows (in thousands):

	Medicare	Medicaid	Commercial	Total
Routine home care	$973,206	$43,340	$22,665	$1,039,211
Continuous care	70,712	3,159	3,129	77,000
Inpatient care	89,866	7,533	4,962	102,361
	$1,133,784	$54,032	$30,756	$1,218,572

All other revenue - self-pay, respite care, etc.				12,438
Subtotal				$1,231,010
Medicare cap adjustment				(7,868)
Implicit price concessions				(12,004)
Room and board, net				(9,574)
Net revenue				$1,201,564

The composition of patient care service revenue by payor and level of care for the year ended December 31, 2021 is as follows (in thousands):

	Medicare	Medicaid	Commercial	Total
Routine home care	$997,846	$46,785	$25,135	$1,069,766
Continuous care	85,626	4,689	4,023	94,338
Inpatient care	98,243	9,486	5,458	113,187
	$1,181,715	$60,960	$34,616	$1,277,291

All other revenue - self-pay, respite care, etc.				12,142
Subtotal				$1,289,433
Medicare cap adjustment				(6,597)
Implicit price concessions				(11,530)
Room and board, net				(10,060)
Net revenue				$1,261,246

The composition of patient care service revenue by payor and level of care for the year ended December 31, 2020 is as follows (in thousands):

	Medicare	Medicaid	Commercial	Total
Routine home care	$1,033,487	$48,813	$24,058	$1,106,358
Continuous care	123,696	6,344	5,971	136,011
Inpatient care	100,259	9,646	5,051	114,956
	$1,257,442	$64,803	$35,080	$1,357,325

All other revenue - self-pay, respite care, etc.				11,164
Subtotal				$1,368,489
Medicare cap adjustment				(6,678)
Implicit price concessions				(14,970)
Room and board, net				(12,174)
Net revenue				$1,334,667

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

The composition of disaggregated revenue for the years ended December 31, 2022, 2021 and 2020 is as follows (in thousands):

	2022	2021	2020
Drain cleaning	$261,606	$254,773	$218,500
Plumbing	194,274	176,051	147,326
Excavation	222,945	215,190	184,960
Other	708	1,138	1,714
Subtotal - short term core	679,533	647,152	552,500
Water restoration	169,434	153,115	126,378
Independent Contractors	84,442	76,858	64,727
Franchisee fees	5,591	5,068	4,893
Other	16,859	15,576	13,537
Gross revenue	$955,859	$897,769	$762,035
Implicit price concessions and credit memos	(22,460)	(19,754)	(17,119)
Net revenue	$933,399	$878,015	$744,916

3.    Long-Term Debt and Lines of Credit

On June 28, 2022, we replaced our existing credit facility with a fifth amended and restated Credit Agreement (“2022 Credit Facilities”). Terms of the 2022 Credit Facilities consist of a five-year $450 million revolver as well as a five-year $100 million term loan. Principal payments of $1.25 million on the term loan are due on the last day of each fiscal quarter, with a final payment due at the end of the agreement. The 2022 Credit Facilities have a floating interest rate that is generally the secured overnight financing rate (“SOFR”) plus an additional tiered rate which varies based on our current leverage ratio. As of December 31, 2022, the interest rate is SOFR plus 100 basis points. At December 31, 2021, the interest rate was LIBOR plus 100 basis points. The 2022 Credit Facilities include an expansion feature that provides the Company the opportunity to increase its revolver and or term loan by an additional $250 million. On February 21, 2023, we gave notice that we would pay off $50 million of the $100 million term loan on February 28, 2023. There are no prepayment penalties associated with this pay off. This will reduce the borrowing capacity of the 2022 Credit Facilities from $550 million to $500 million.

Debt issuance costs associated with the prior credit agreement were not written off as the lenders did not change and their relative percentage participation in the facility was substantially the same. Deferred financing costs of $1.5 million for the 2022 Credit Facilities were capitalized during the quarter ended June 30, 2022.

The debt outstanding at December 31, 2022 and 2021 consists of the following (in thousands):

	December 31,
	2022	2021
Revolver	$-	$185,000
Term loan	97,500	-
Total	97,500	185,000
Current portion of long-term debt	(5,000)	-
Long-term debt	$92,500	$185,000

 Scheduled payments of the 2022 Credit Facilities are as follows:

2023	$5,000
2024	5,000
2025	5,000
2026	5,000
2027	77,500
$97,500

Capitalized interest was not material for any of the periods shown. Summarized below are the total amounts of interest paid during the years ended December 31 (in thousands):

2022	$3,704
2021	1,403
2020	2,028

The 2022 Credit Facilities contains the following quarterly financial covenants effective as of December 31, 2022:

Chemed
Description	Requirement	December 31, 2022

Leverage Ratio (Consolidated Indebtedness/Consolidated Adj. EBITDA)	< 3.50 to 1.00	0.16 to 1.00

Interest Coverage Ratio (Consolidated Adj. EBITDA/Consolidated Interest Expense)
	> 3.00 to 1.00	98.26 to 1.00

We are in compliance with all debt covenants as of December 31, 2022. We have issued $45.3 million in standby letters of credit as of December 31, 2022 for insurance purposes. Issued letters of credit reduce our available credit under the 2022 Credit Facilities. As of December 31, 2022, we have approximately $404.7 million of unused lines of credit available and eligible to be drawn down under our revolving credit facility.

4.    Stock-Based Compensation Plans

We have four stock incentive plans under which a total of 6.1 million shares were able to be issued to key employees and directors through a grant of stock options, stock awards and/or performance stock units (“PSUs”). The Compensation/Incentive Committee (“CIC”) of the Board of Directors administers these plans.

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

In May 2022, the CIC granted 2,358 unrestricted shares of stock to the Company’s outside directors.

PERFORMANCE AWARDS

The CIC determines a targeted number of PSUs to be granted to each participant. A participant can ultimately receive up to 200% of the targeted PSUs based upon exceeding the respective EPS and TSR targets.

In February 2020, 2021, and 2022, the CIC granted PSUs contingent upon the achievement of certain TSR targets as compared to the TSR of a group of peer companies for the three-year measurement period, at which date the awards may vest. We utilize a Monte Carlo simulation approach in a risk-neutral framework with inputs including historical volatility and the risk-free rate of interest to value these TSR awards. We amortize the total estimated cost over the service period of the award.

In February 2020, 2021, and 2022, the CIC granted PSUs contingent on the achievement of certain EPS targets over the three-year measurement period. At the end of each reporting period, we estimate the number of shares of stock we believe will ultimately vest and record that expense over the service period of the award.

Comparative data for the PSUs include:

	2022 Awards	2021 Awards	2020 Awards
TSR Awards
Shares of stock granted - target	7,983	6,277	5,156
Per-share fair value	$595.70	$599.04	$643.44
Volatility	30.4%	30.2%	21.4%
Risk-free interest rate	1.7%	0.2%	1.3%

EPS Awards
Shares of stock granted - target	7,983	6,277	5,156
Per-share fair value	$459.77	$491.34	$487.90

Common Assumptions
Service period (years)	2.9	2.9	2.9
Three-year measurement period ends December 31,	2024	2023	2022

The following table summarizes total stock option, stock award and PSU activity during 2022:

	Stock Options				Stock Awards			Performance Units (PSUs)
							Weighted
		Weighted Average		Aggregate			Average			Weighted
			Remaining	Intrinsic			Grant-Date	Number of		Average
	Number of	Exercise	Contractual	Value	Number of		Per-Share	Target		Grant-Date
	Options	Price	Life (Years)	(thousands)	Awards		Fair Value	Units		Price
Outstanding at January 1, 2022	1,154,037	$392.46			-		$-	35,834		$487.29
Granted	312,598	462.04			2,358		496.25	25,072		462.79
Exercised/Vested	(256,841)	285.35			(2,358)		496.25	(22,736)		366.63
Canceled/ Forfeited	(28,640)	450.91			-		-	(680)		540.91
Outstanding at December 31, 2022	1,181,154	$432.75	3.3	$90,463	-		$-	37,490		$543.11

Vested and expected to vest
at December 31, 2022	1,181,154	$432.75	3.3	$90,463	-	*$	-	45,747	*$	544.91
Exercisable at December 31, 2022	568,258	405.75	2.4	58,867	n.a.		n.a.	n.a.		n.a.
* Amount includes 16,190 share units which vested and were converted to shares of stock and distributed in the first quarter of 2023.

We estimate the fair value of stock options using the Black-Scholes valuation model. We determine expected term, volatility, and dividend yield and forfeiture rate based on our historical experience. We believe that historical experience is the best indicator of these factors.

Comparative data for stock options, stock awards and PSUs include (in thousands, except per-share amounts):

	Years Ended December 31,
	2022	2021	2020
Total compensation expense of stock-based compensation
plans charged against income	$33,613	$31,420	$26,802
Total income tax benefit recognized in income for stock
based compensation expense charged against income	8,487	7,918	6,904
Total intrinsic value of stock options exercised	53,339	62,038	125,448
Total intrinsic value of stock awards vested during the period	1,170	1,173	1,171
Per-share weighted average grant-date fair value of
stock awards granted	496.25	482.66	466.43

The assumptions we used to value stock option grants are as follows:

	2022	2021	2020
Stock price on date of issuance	$462.04	$445.35	$471.74
Grant date fair value per option	$104.69	$96.91	$97.56
Number of options granted	312,598	326,806	298,670
Expected term (years)	3.5	3.5	3.5
Risk free rate of return	4.39%	0.87%	0.24%
Volatility	22.29%	28.81%	28.41%
Dividend yield	0.3%	0.3%	0.3%
Forfeiture rate	-	-	-

Other data for stock options, stock awards and PSUs for 2022 include (dollar amounts in thousands):

	Stock	Stock
	Options	Awards	PSUs

Total unrecognized compensation at the end of the year	$56,728	$-	$7,782
Weighted average period over which unrecognized compensation to be recognized (years)	2.2	-	1.8
Actual income tax benefit realized	$12,481	$274	$1,775
Aggregate intrinsic value vested and expected to vest	$90,463	$-	$23,301

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

5.    Segments and Nature of the Business

Our segments include the VITAS segment and the Roto-Rooter segment. Relative contributions of each segment to service revenues and sales were 56% and 44% in 2022, 59% and 41% in 2021 and 64% and 36% in 2020. The vast majority of our service revenues and sales from continuing operations are generated from business within the United States. Service revenues and sales by business segment are shown in Note 2.

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

Segment data are set forth below (in thousands):

	For the Years Ended December 31,
	2022	2021	2020
After-tax Segment Earnings/(Loss)
VITAS	$131,452	$162,431	$238,782
Roto-Rooter	186,120	166,333	120,394
Total	317,572	328,764	359,176
Corporate	(67,948)	(60,214)	(39,710)
Net income	$249,624	$268,550	$319,466
Interest Income
VITAS	$19,119	$18,378	$20,565
Roto-Rooter	9,483	7,304	6,332
Total	28,602	25,682	26,897
Corporate	(1)	-	13
Intercompany eliminations	(28,246)	(25,305)	(26,153)
Total interest income	$355	$377	$757
Interest Expense
VITAS	$172	$160	$166
Roto-Rooter	396	595	340
Total	568	755	506
Corporate	4,016	1,113	1,849
Total interest expense	$4,584	$1,868	$2,355
Income Tax Provision
VITAS	$43,000	$52,426	$76,473
Roto-Rooter	58,695	51,420	37,038
Total	101,695	103,846	113,511
Corporate	(21,640)	(22,082)	(36,987)
Total income tax provision	$80,055	$81,764	$76,524
Identifiable Assets
VITAS	$750,483	$693,490	$672,246
Roto-Rooter	512,424	513,191	499,101
Total	1,262,907	1,206,681	1,171,347
Corporate	179,105	136,042	263,564
Total identifiable assets	$1,442,012	$1,342,723	$1,434,911
Additions to Long-Lived Assets
VITAS	$22,580	$28,583	$28,865
Roto-Rooter	39,111	30,249	27,682
Total	61,691	58,832	56,547
Corporate	177	24	5,246
Total additions to long-lived assets	$61,868	$58,856	$61,793
Depreciation and Amortization
VITAS	$22,056	$23,185	$22,239
Roto-Rooter	37,044	35,785	34,208
Total	59,100	58,970	56,447
Corporate	72	81	136
Total depreciation and amortization	$59,172	$59,051	$56,583

6.    Intangible Assets

Amortization of definite-lived intangible assets for the years ended December 31, 2022, 2021, and 2020, was $10.1 million, $10.0 million and $10.0 million, respectively. The following is a schedule by year of projected amortization expense for definite-lived intangible assets (in thousands):

2023	$10,026
2024	9,978
2025	9,964
2026	9,620
2027	432
Thereafter	2,128

The balance in identifiable intangible assets comprises the following (in thousands):

	Gross	Accumulated	Net Book
	Asset	Amortization	Value
December 31, 2022
Referral networks	$22,368	$(21,458)	$910
Covenants not to compete	10,141	(9,928)	213
Customer lists	4,746	(2,005)	2,741
Reacquired franchise rights	72,609	(34,325)	38,284
Subtotal - definite-lived intangibles	109,864	(67,716)	42,148
VITAS trade name	51,300	-	51,300
Roto-Rooter trade name	150	-	150
Operating licenses	6,128	-	6,128
Total	$167,442	$(67,716)	$99,726

December 31, 2021
Referral networks	$21,850	$(21,365)	$485
Covenants not to compete	10,076	(9,783)	293
Customer lists	4,747	(1,792)	2,955
Reacquired franchise rights	72,477	(24,708)	47,769
Subtotal - definite-lived intangibles	109,150	(57,648)	51,502
VITAS trade name	51,300	-	51,300
Roto-Rooter trade name	150	-	150
Operating licenses	5,144	-	5,144
Total	$165,744	$(57,648)	$108,096

7.    Acquisitions

In 2022, Roto-Rooter acquired three franchises in New Jersey for a total of $2.29 million in cash. VITAS purchased the hospice assets of one Florida provider for $1.24 million in cash.

No acquisitions were completed during the year ended December 31, 2021.

On June 1, 2020, we completed the acquisition of a Roto-Rooter franchise and the related assets in Indiana for $2.2 million in cash.

Revenue and net income from acquisitions made in 2022, 2021, and 2020 was not material.

On August 2, 2019, we entered into an Asset Purchase Agreement (the “Agreement”) to purchase substantially all of the assets of HSW RR, Inc., a Delaware corporation (“HSW”) and certain related assets of its affiliates, for $120.0 million, subject to a working capital adjustment that resulted in an additional $1.4 million payment to HSW. HSW owned and operated fourteen Roto-Rooter franchises mainly in the southwestern section of the United States, including Los Angeles, Dallas and Phoenix

On July 1, 2019, we completed the acquisition of a Roto-Rooter franchise and the related assets in Oakland, CA for $18.0 million in cash.

Included in the allocation of the purchase price for these 2019 acquisitions was $59.2 million related to reacquired franchise rights. Reacquired franchise rights, included in identifiable intangibles on the Consolidated Balance Sheets, are amortized over the period remaining in each individual franchise agreement. The average amortization period for reacquired franchise rights for the acquisitions made in 2019 is 7.4 years.

The franchise fee revenue, the valuation of reacquired franchise rights and amortization for the acquired franchises are as follows:

			Annualized
		Valuation	Amortization of
	2018 Franchise	of Reacquired	Reacquired
	Revenue	Franchise Rights	Franchise Rights
HSW	$1,782	$52,980	$7,258
Oakland	95	6,190	825
Subtotal	1,877	$59,170	$8,083
All other franchise territories	4,505
	$6,382

As a result of the acquisitions, 2018 is the last full-year of franchise revenue received from HSW and Oakland. Total franchise revenue in 2019 for all of Roto-Rooter was $6.1 million.

Goodwill is assessed for impairment on a yearly basis as of October 1. The primary factor that contributed to the purchase price resulting in the recognition of goodwill is operational efficiencies expected as a result of consolidating stand- alone franchises and Roto-Rooter’s network of nationwide branches. All goodwill recognized is deductible for tax purposes.

8.    Discontinued Operations

At December 31, 2022 and 2021, the accrual for our estimated liability for potential environmental cleanup and related costs arising from the 1991 sale of DuBois amounted to $1.7 million. Of the 2022 balance, $826,000 is included in other current liabilities and $899,000 is included in other liabilities (long-term). The estimated amounts and timing of payments of these liabilities follows (in thousands):

2023	$826
2024	300
Thereafter	599
$1,725

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

9.    Cash Overdrafts, Cash Equivalents, and Supplemental Cash Flow Disclosure

Included in the accompanying Consolidated Balance Sheets are $1.9 million, $1.9 million, and $3.9 million of capitalized property and equipment which were not paid for as of December 31, 2022, 2021, and 2020, respectively. These amounts have been excluded from capital expenditures in the accompanying Consolidated Statements of Cash Flows. There are no material non-cash amounts included in interest expense for any period presented.

There are no cash overdrafts included in accounts payable as of December 31, 2022. There was $11.9 million of cash overdrafts included in accounts payable as of December 31, 2021.

From time to time throughout the year, we invest excess cash in money market funds directly with major commercial banks. We closely monitor the creditworthiness of the institutions with which we invest our overnight funds. The amount invested was not material for each balance sheet date presented.

10.    Other (Expense)/Income -- Net

Other (expense)/income -- net comprises the following (in thousands):

	For the Years Ended December 31,
	2022	2021	2020

Market value (losses)/gains related to deferred
compensation trusts	$(9,970)	$8,310	$7,933
Interest income	355	377	757
Other income/(expense)--net	382	457	(25)
Total other (expense)/income	$(9,233)	$9,144	$8,665

The market value gain or loss relates to realized and unrealized activity on the assets in the deferred compensation trust. There is an offsetting amount in selling, general and administrative expense to reflect the corresponding increase or decrease in the liability.

11.    Income Taxes

The provision for income taxes comprises the following (in thousands):

	For the Years Ended December 31,
	2022	2021	2020
Current
U.S. federal	$52,910	$64,620	$58,602
U.S. state and local	11,813	14,233	15,950
Foreign	505	511	539
Deferred
U.S. federal, state and local	14,821	2,358	1,456
Foreign	6	42	(23)
Total	$80,055	$81,764	$76,524

A summary of the temporary differences that give rise to deferred tax assets/ (liabilities) follows (in thousands):

	December 31,
	2022	2021
Lease liabilities	$39,057	$35,936
Accrued liabilities	38,620	42,840
Stock compensation expense	9,102	6,976
Implicit price concessions	7,572	7,744
State net operating loss carryforwards	1,443	1,920
Other	1,330	920
Deferred income tax assets	97,124	96,336
Amortization of intangible assets	(43,205)	(41,925)
Accelerated tax depreciation	(36,519)	(35,416)
Right of use lease assets	(35,514)	(32,489)
Deposit with OAS	(12,769)	-
Currents assets	(5,064)	(3,858)
State income taxes	(2,634)	(2,504)
Market valuation of investments	102	(3,189)
Other	(134)	(138)
Deferred income tax liabilities	(135,737)	(119,519)
Net deferred income tax liabilities	$(38,613)	$(23,183)

At December 31, 2022 and 2021, state net operating loss carryforwards were $41.9 million and $43.9 million, respectively. These net operating losses will expire, in varying amounts, between 2023 and 2042. Based on our history of operating earnings, we have determined that our operating income will, more likely than not, be sufficient to ensure realization of our deferred income tax assets.

A reconciliation of the beginning and ending of year amount of our unrecognized tax benefit is as follows (in thousands):

	2022	2021	2020
Balance at January 1,	$1,379	$1,304	$1,323
Decrease due to expiration of statute of limitations	(422)	(258)	(219)
Unrecognized tax benefits due to positions taken in current year	356	333	200
Balance at December 31,	$1,313	$1,379	$1,304

We file tax returns in the U.S. federal jurisdiction and various states. The years ended December 31, 2019 and forward remain open for review for federal income tax purposes. The earliest open year relating to any of our major state jurisdictions is the fiscal year ended December 31, 2017. During the next twelve months, we do not anticipate a material net change in unrecognized tax benefits.

We classify interest related to our accrual for uncertain tax positions in separate interest accounts. As of December 31, 2022, and 2021, we have approximately $112,000 and $131,000, respectively, accrued in interest payable related to uncertain tax positions. These accruals are included in other current liabilities in the accompanying consolidated balance sheet. Net interest expense related to uncertain tax positions included in interest expense in the accompanying consolidated statement of income is not material.

The difference between the actual income tax provision for continuing operations and the income tax provision calculated at the statutory U.S. federal tax rate is explained as follows (in thousands):

	For the Years Ended December 31,
	2022	2021	2020

Income tax provision calculated using the statutory rate of 21%	$69,233	$73,566	$83,158
State and local income taxes, less federal income tax effect	10,207	10,025	13,855
Nondeductible expenses	6,958	7,443	5,377
Excess stock compensation tax benefits	(5,928)	(9,884)	(26,089)
Other--net	(415)	614	223
Income tax provision	$80,055	$81,764	$76,524
Effective tax rate	24.3%	23.3%	19.3%

Summarized below are the total amounts of income taxes paid during the years ended December 31 (in thousands):

2022	$65,894
2021	99,430
2020	61,517

Provision has not been made for additional taxes on $35.1 million of undistributed earnings of our domestic subsidiaries. Should we elect to sell our interest in these businesses rather than to affect a tax-free liquidation, additional taxes amounting to approximately $8.4 million would be incurred based on current income tax rates.

12. Other Assets

 Other assets comprise of the following (in thousands):

	December 31,
	2022	2021

Deposit with OAS (Note 18)	$50,274	$-
Cash surrender value life insurance	3,636	3,640
Noncurrent advances and deposits	2,368	2,130
Deferred debt costs (Note 3)	1,703	474
Other	1,826	1,894
	$59,807	$8,138

13.    Properties and Equipment

A summary of properties and equipment follows (in thousands):

	December 31,
	2022	2021
Land	$11,862	$11,348
Buildings and building improvements	123,845	122,762
Transportation equipment	79,810	73,322
Machinery and equipment	154,603	143,335
Computer software	69,283	64,064
Furniture and fixtures	76,042	78,979
Projects under development	20,189	17,781
Total properties and equipment	535,634	511,591
Less accumulated depreciation	(335,920)	(317,911)
Net properties and equipment	$199,714	$193,680

The net book value of computer software at December 31, 2022 and 2021, was $8.9 million and $9.0 million, respectively. Depreciation expense for computer software was $5.5 million, $5.8 million and $5.5 million for the years ended December 31, 2022, 2021 and 2020, respectively.

14.    Leases

Chemed and each of its operating subsidiaries are service companies. As such, real estate leases comprise the largest lease obligation (and conversely, right of use asset) in our lease portfolio. VITAS has leased office space, as well as space for IPUs and/or contract beds within hospitals. Roto-Rooter has leased office space.

The components of balance sheet information related to leases were as follows:

	December 31,
	2022	2021
Assets
Operating lease assets	$135,662	$125,048

Liabilities
Current operating leases	38,996	37,913
Noncurrent operating leases	110,513	100,629
Total operating lease liabilities	$149,509	$138,542

The components of lease expense were as follows:

	December 31,
	2022	2021
Lease Expense (a)
Operating lease expense	$59,530	$61,474
Sublease income	(181)	(181)
Net lease expense	$59,349	$61,293

(a)Includes short-term leases and variable lease costs, which are immaterial. Included in both cost of services provided and goods sold and selling, general and administrative expenses.

The components of cash flow information related to leases were as follows:

	December 31,
	2022	2021
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from leases	$49,571	$50,990

Leased assets obtained in exchange for new operating lease liabilities	$57,551	$52,878

Weighted Average Remaining Lease Term
Operating leases	4.67	years

Weighted Average Discount Rate
Operating leases	2.55%

Maturity of Operating Lease Liabilities (in thousands)

2023	$45,737
2024	36,360
2025	28,798
2026	22,152
2027	11,694
Thereafter	14,509
Total lease payments	$159,250
Less: interest	(9,741)
Total liability recognized on the balance sheet	$149,509

For leases commencing prior to 2019, minimum rental payments exclude payments to landlords for real estate taxes and common area maintenance. Operating lease payments include $2.7 million related to extended lease terms that are reasonably certain of being exercised and exclude $928,000 of lease payments for leases signed but not yet commenced.

15.    Retirement Plans

Retirement obligations under various plans cover substantially all full-time employees who meet age and/or service eligibility requirements. All plans providing retirement benefits to our employees are defined contribution plans. Expenses for our retirement and profit-sharing plans, excess benefit plans and other similar plans are as follows (in thousands):

For the Years Ended December 31,
2022	2021	2020

$11,533	$28,554	$27,084

These expenses include the impact of market gains and losses on assets held in deferred compensation plans.

Trust assets invested in shares of our stock are included in treasury stock, and the corresponding liability is included in a separate component of stockholders’ equity. At December 31, 2022, these trusts held 63,032 shares at historical average cost of $2.2 million (2021 – 65,663 shares or $2.2 million).

We have excess benefit plans for key employees whose participation in the qualified plans is limited by U.S. Employee Retirement Income Security Act requirements. Benefits are determined based on theoretical participation in the qualified plans. Benefits are only invested in mutual funds, and participants are not permitted to diversify accumulated benefits in shares of our capital stock.

16.    Earnings Per Share

The computation of earnings per share follows (in thousands, except per share data):

		Net Income
For the Years Ended December 31,		Net Income	Shares	Earnings per Share
2022
	Earnings	$249,624	14,929	$16.72
	Dilutive stock options	-	130
	Nonvested stock awards	-	40
	Diluted earnings	$249,624	15,099	$16.53

2021
	Earnings	$268,550	15,671	$17.14
	Dilutive stock options	-	221
	Nonvested stock awards	-	46
	Diluted earnings	$268,550	15,938	$16.85

2020
	Earnings	$319,466	15,955	$20.02
	Dilutive stock options	-	368
	Nonvested stock awards	-	75
	Diluted earnings	$319,466	16,398	$19.48

During 2022, 891,000 stock options were excluded from the computation of diluted earnings per share as their exercise prices were greater than the average market price during most of the year. During 2021, 617,000 stock options were also excluded. During 2020, 566,000 stock options were also excluded.

17.    Financial Instruments

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

The following shows the carrying value, fair value and the hierarchy for our financial instruments as of December 31, 2022 (in thousands):

		Fair Value Measure
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Investments of deferred compensation plans held in trust	$93,196	$93,196	$-	$-
Long-term debt and current portion of long-term debt	97,500	-	97,500	-

The following shows the carrying value, fair value and the hierarchy for our financial instruments as of December 31, 2021 (in thousands):

		Fair Value Measure
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Investments of deferred compensation plans held in trust	$98,884	$98,884	$-	$-
Long-term debt	185,000	-	185,000	-

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

18.    Legal and Regulatory Matters

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

In connection with the settlement, VITAS and certain of its subsidiaries entered into a corporate integrity agreement (“CIA”) on October 30, 2017. The CIA formalizes various aspects of VITAS’ already existing Compliance Program and contains requirements designed to document compliance with federal healthcare program requirements. It has a term of five years during which it imposes monitoring, reporting, certification, oversight, screening and training obligations, certain of which had previously been implemented by VITAS. Although the five-year term has lapsed, VITAS still has certain obligations under the agreement including having an Independent Review Organization perform audit and review functions and to prepare reports regarding compliance with federal healthcare programs for the fifth year of the agreement. In the event of breach of the CIA, VITAS could become liable for payment of stipulated penalties or could be excluded from participation in federal healthcare programs.

On October 16, 2020, VITAS received a Civil Investigative Demand (“CID”) issued by the U.S. Department of Justice pursuant to the False Claims Act concerning allegations of the submission of false claims for hospice services for which reimbursement was sought from federal healthcare programs, including Medicare. The CID has requested information regarding 32 patients from our Florida operations. On November 30, 2022, VITAS received a Letter of Declination from the DOJ, informing VITAS that the United States was declining to intervene in this case giving rise to the CID, United States Ex. Rel. O’Keefe v VITAS Healthcare Corporation, et al. that was unsealed on November 15, 2022. The company cannot predict the eventual outcome, or reasonably estimate any potential loss from this lawsuit at this time.

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

On August 29, 2022, six weeks subsequent to the OAS finalizing its audit, VITAS received a demand letter from its Medicare Administrative Contractor (“MAC”) seeking repayment of $50.3 million. This demand letter is $90.0 million lower than the final OAS audit recommendation, as a significant portion of the 100 claims reviewed are closed pursuant to applicable law and ineligible to be reopened. VITAS timely filed its initial appeal of the overpayment decision and has deposited $50.3 million under the “Immediate Recoupment” process to preserve its appeal rights. The amount deposited has been recorded as an “other long-term asset” in the consolidated balance sheets, as detailed in Note 12. VITAS intends to vigorously defend the claims brought; however, the Company cannot predict the eventual outcome, or reasonably estimate any potential loss, from any such claims at this time.

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

19.    Capital Stock Transactions

We repurchased the following capital stock:

	For the Years Ended December 31,
	2022	2021	2020
Total cost of repurchased shares (in thousands):	$114,074	$576,483	$175,594
Shares repurchased	232,500	1,195,529	384,252
Weighted average price per share	$490.64	$482.20	$456.98

In May and November 2021, the Board of Directors authorized a total of $600.0 million for additional stock repurchase under the February 2011 repurchase program. We currently have $87.9 million of authorization remaining under this share purchase plan.

20.    Other Operating Expenses/(Income)

	December 31,
	2022	2021	2020
Litigation settlements	$4,000	$-	$4,589
(Gain)/loss on disposal of property and equipment	(309)	987	541
CARES Act grant income	-	-	(80,225)
Total other operating expenses/(income)	$3,691	$987	$(75,095)

See Note 1 for further discussion of the accounting for the CARES Act grant income.

21. Other Current Liabilities

	December 31,
	2022	2021

Retention bonus	$19,634	$-
Medicare cap	14,380	13,517
All other	26,990	25,516
	$61,004	$39,033

There are no individual amounts exceeding 5% of the total current liabilities in the “all other” line item for either period presented.

CHEMED CORPORATION AND SUBSIDIARY COMPANIES
UNAUDITED CONSOLIDATING STATEMENTS OF INCOME
FOR THE YEAR ENDED DECEMBER 31, 2022
(in thousands)(unaudited)
		Roto-		Chemed
	VITAS	Rooter	Corporate	Consolidated
2022
Service revenues and sales	$1,201,564	$933,399	$-	$2,134,963
Cost of services provided and goods sold	931,861	438,016	-	1,369,877
Selling, general and administrative expenses	89,187	222,257	47,283	358,727
Depreciation	21,955	27,075	72	49,102
Amortization	101	9,969	-	10,070
Other operating expenses	3,337	354	-	3,691
Total costs and expenses	1,046,441	697,671	47,355	1,791,467
Income/(loss) from operations	155,123	235,728	(47,355)	343,496
Interest expense	(172)	(396)	(4,016)	(4,584)
Intercompany interest income/(expense)	18,901	9,345	(28,246)	-
Other (expense)/income—net	600	138	(9,971)	(9,233)
Income/(loss) before income taxes (a)	174,452	244,815	(89,588)	329,679
Income taxes	(43,000)	(58,695)	21,640	(80,055)
Net income/(loss) (a)	$131,452	$186,120	$(67,948)	$249,624

(a) The following amounts are included in income from continuing operations (in thousands):
		Roto-		Chemed
	VITAS	Rooter	Corporate	Consolidated
Pretax benefit/(cost):
Stock option expense	$-	$-	$(26,254)	$(26,254)
Licensed healthcare worker retention bonus	(19,634)	-	-	(19,634)
Amortization of reacquired franchise agreements	-	(9,408)	-	(9,408)
Long-term incentive compensation	-	-	(7,801)	(7,801)
Litigation settlements	(4,000)	-	-	(4,000)
Direct costs related to Covid-19	(310)	(988)	(89)	(1,387)
Medicare cap sequestration adjustment	(138)	-	-	(138)
Total	$(24,082)	$(10,396)	$(34,144)	$(68,622)

		Roto-		Chemed
	VITAS	Rooter	Corporate	Consolidated
After-tax benefit/(cost):
Stock option expense	$-	$-	$(22,028)	$(22,028)
Licensed healthcare worker retention bonus	(14,647)	-	-	(14,647)
Amortization of reacquired franchise agreements	-	(6,915)	-	(6,915)
Long-term incentive compensation	-	-	(6,858)	(6,858)
Excess tax benefits on stock compensation	-	-	5,928	5,928
Litigation settlements	(2,984)	-	-	(2,984)
Direct costs related to Covid-19	(231)	(726)	(68)	(1,025)
Medicare cap sequestration adjustment	(103)	-	-	(103)
Total	$(17,965)	$(7,641)	$(23,026)	$(48,632)

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

The vast majority of the Company’s operations are located in the United States. As both operations are service companies, our employees are the most critical resource of the Company. We have very little or no exposure related to customers, vendors or employees in other regions of the world.

The following is a summary of the key operating results for the years ended December 31, 2022, 2021 and 2020 (in thousands except percentages and per share amounts):

	2022	2021	2020
Consolidated service revenues and sales	$2,134,963	$2,139,261	$2,079,583
Consolidated net income	$249,624	$268,550	$319,466
Diluted EPS	$16.53	$16.85	$19.48
Adjusted net income	$298,256	$308,007	$296,413
Adjusted diluted EPS	$19.75	$19.33	$18.08
Adjusted EBITDA	$452,294	$461,414	$444,823
Adjusted EBITDA as a % of revenue	21.2%	21.6%	21.4%

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

2022 versus 2021

The decrease in consolidated service revenues and sales from 2022 to 2021 was a result of a 4.7% decrease at VITAS offset by a 6.3% increase at Roto-Rooter. The increase in service revenues at Roto-Rooter was driven by an increase in all major service lines. The decrease in service revenues at VITAS is comprised primarily of a 3.8% decrease in days-of-care, a 1.6% decrease in acuity mix shift offset by a 0.8% increase in geographically weighted reimbursement rates. Reimbursement rates in the year were impacted as a result of CMS reimplementing the 2% sequestration cut that was suspended at the start of the COVID-19 pandemic. The combination of an increase in Medicare cap and other contra revenue changes negatively impacted revenue growth by approximately 10 basis points.

The pandemic has resulted in a significant shortage of licensed healthcare workers industry wide. VITAS has not been immune to this shortage. As a result, on July 1, 2022, VITAS implemented a hiring and retention bonus program for its licensed healthcare workers. It is a temporary program intended to help VITAS attract and retain licensed healthcare workers in light of the pandemic induced healthcare worker shortage. An eligible employee must continue in employment for a period of one-year from July 1st to receive a bonus. Additionally, employees hired between July 1, 2022 and June 30, 2023 are eligible if they continue employment for a one-year period from their hire date. The Company accrued $19.6 million as of December 31, 2022 related to this retention bonus program.

During the period from May 1, 2020 through March 31, 2022, the 2% Medicare sequestration reimbursement cut was suspended. For the years ended December 31, 2022 and 2021, approximately $8.6 million and $23.9 million respectively, was recognized as revenue due to the suspension of sequestration. Sequestration was phased back into place at 1% from April 1, 2022 to June 30, 2022 and the full 2% thereafter.

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

Chemed and its subsidiaries had deferred $36.4 million of certain employer payroll taxes as permitted by the CARES Act during 2020. $18.2 million was paid during 2021 and the remaining $18.2 million was paid in 2022.

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

During the period from May 1, 2020 through March 31, 2022, the 2% Medicare sequestration reimbursement cut was suspended. For the years ended December 31, 2021 and 2020, approximately $23.9 million and $16.8 million respectively, was recognized as revenue due to the suspension of sequestration. Sequestration will be phased back into place at 1% from April 1, 2022 to June 30, 2022 and the full 2% thereafter.

All CARES Act funds received have been fully recognized as of December 31, 2020.

Impact of Current Market Conditions

VITAS 2023 revenue, prior to Medicare Cap, is estimated to increase 6.0% to 7.0% when compared to 2022. Forecasted revenue growth is negatively impacted by 75-basis points as a result of the sequestration relief in the first half of 2022 compared to a full year of sequestration in 2023. ADC is estimated to increase 3.5% to 4.0%, with the majority of this census growth in the second half of 2023 as increased staffing and operational capacity generates increased census. Full year adjusted EBITDA margin, prior to Medicare Cap and accrued retention bonuses related to the hiring initiatives announced last year, is estimated to be 16.3% to 16.6%. We are currently estimating $11 million for Medicare Cap billing limitations in calendar year 2023.

Roto-Rooter is forecasted to achieve full-year 2023 revenue growth of 5.0% to 5.5%. Roto-Rooter’s adjusted EBITDA margin for 2023 is expected to be 29.3% to 29.5%.

Based upon the above, full-year 2023 earnings per diluted share, excluding non-cash expense for stock options, tax benefits from stock option exercises, costs related to litigation, retention program for licensed healthcare employees, and other discrete items, is estimated to be in the range of $20.75 to $21.10. Current 2023 guidance assumes an effective corporate tax rate on adjusted earnings of 25.1% and a diluted share count of 15.0 million shares. Chemed’s 2022 reported adjusted earnings per diluted share was $19.75.

LIQUIDITY AND CAPITAL RESOURCES

Significant factors affecting our cash flows during 2022 and financial position at December 31, 2022, include the following:

•Our operations generated cash of $309.9 million.

•We repurchased $114.5 million of our stock.

•We spent $57.3 million on capital expenditures.

•We paid $22.0 million in dividends.

•We borrowed $97.5 million of debt from our existing credit agreement.

•A $51.7 million increase in other assets due mainly to the OAS deposit, as discussed in Note 18.

•A 31.1 million decrease in accounts payable due to timing of payments.

•A $22.0 million increase other current liabilities mainly due to the retention bonus program implemented at VITAS.

•A $14.8 million increase in long-term deferred income taxes related to the OAS deposit, as discussed in Note 18.

The ratio of total debt to total capital was 10.9% at December 31, 2022. The Company’s ratio of total debt to total capital was 22.9% at December 31, 2021. Our current ratio was 0.92 and 0.76 at December 31, 2022 and 2021, respectively.

On June 28, 2022, we replaced our existing credit facility with a fifth amended and restated Credit Agreement (“2022 Credit Facilities”). Terms of the 2022 Credit Facilities consist of a five-year $450 million revolver as well as a five-year $100 million term loan. Principal payments of $1.25 million on the term loan are due on the last day of each fiscal quarter, with a final payment due at the end of the agreement. The 2022 Credit Facilities have a floating interest rate that is generally the secured overnight financing rate (“SOFR”) plus an additional tiered rate which varies based on our current leverage ratio. As of December 31, 2022, the interest rate is SOFR plus 100 basis points. The 2022 Credit Facilities include an expansion feature that provides the Company the opportunity to increase its revolver and or term loan by an additional $250 million. On February 21, 2023, we gave notice that we would pay off $50 million of the $100 million term loan on February 28, 2023. There are no prepayment penalties associated with this pay off. This will reduce the borrowing capacity of the 2022 Credit Facilities from $550 million to $500 million.

The 2022 Credit Facilities contains the following quarterly financial covenants effective as of December 31, 2022:

Chemed
Description	Requirement	December 31, 2022

Leverage Ratio (Consolidated Indebtedness/Consolidated Adj. EBITDA)	< 3.50 to 1.00	0.16 to 1.00

Interest Coverage Ratio (Consolidated Adj. EBITDA/Consolidated Interest Expense)	> 3.00 to 1.00	98.26 to 1.00

We forecast to be in compliance with all debt covenants through fiscal 2023.

We have issued $45.3 million in standby letters of credit as of December 31, 2022, mainly for insurance purposes. Issued letters of credit reduce our available credit under the revolving credit agreement. As of December 31, 2022, we have approximately $404.7 million of unused lines of credit available and eligible to be drawn down under our revolving credit facility. We believe our cash flow from operating activities and our unused eligible lines of credit are sufficient to fund our obligations and operate our business in the near and long term. We continually evaluate cash utilization alternatives, including share repurchase, debt repayment, acquisitions, and increased dividends to determine the most beneficial use of available capital resources.

CASH FLOW

Our cash flows for 2022, 2021 and 2020 are summarized as follows (in millions):

	For the Years Ended December 31,
	2022	2021	2020
Net cash provided by operating activities	$309.9	$308.6	$489.3
Capital expenditures	(57.3)	(58.7)	(58.8)
Net cash provided for operating activities after capital expenditures	252.6	249.9	430.5
Purchase of treasury stock in the open market	(114.5)	(576.0)	(175.6)
Net (decrease)/increase in long-term debt	(87.5)	185.0	(90.0)
Proceeds from exercise of stock options	45.0	35.8	50.4
Dividends paid	(22.0)	(22.0)	(21.1)
Capital stock surrendered to pay taxes on
on stock-based compensation	(15.6)	(15.1)	(25.3)
Change in cash overdraft payable	(11.9)	11.9	(9.8)
Business combinations	(3.5)	-	(3.6)
Other--net	(1.4)	0.7	1.0
Increase/(decrease) in cash and cash equivalents	$41.2	$(129.8)	$156.5

2022 versus 2021

Net cash provided by operating activities increased $1.3 million from December 31, 2021 to December 31, 2022. The main drivers are a decrease in earnings of $18.9 million combined with an increase of $35.5 million in cash outflows for other assets due to the OAS deposit offset by a reduction of $13.4 million in cash paid for litigation settlements and other working capital changes. Additionally, significant changes in our accounts receivable balances are driven mainly by the timing of payments received from the Federal government at our VITAS subsidiary. We typically receive a payment in excess of $42.0 million from the Federal government from hospice services every other Friday. The timing of year end will have a significant impact on the accounts receivable at VITAS. These changes generally normalize over a two-year period, as cash flow variations in one year are offset in the following year. The swing in accounts receivable reduced cash flow by $6.0 million between 2022 and 2021.

In 2022, we repurchased 232,500 shares of Chemed capital stock at a weighted average price of $490.64 per share. In 2021, we repurchased 1,195,529 shares of Chemed stock at a weighted average price of $482.20 per share. Based on our current operations and our current sources of capital, we believe we have the ability to continue our current share repurchase program into the foreseeable future.

2021 versus 2020

Net cash provided by operating activities decreased $180.7 million from December 31, 2020 to December 31, 2021. The main driver of the decrease relates to decreased earnings of $50.9 million, a $33.9 million decrease in income taxes payable as well as by a $18.2 decrease in deferred payroll taxes. We deferred $36.4 million of payroll tax payments as permitted by the CARES Act in 2020. We repaid $18.2 million of these deferred payroll taxes in 2021. Additionally, significant changes in our accounts receivable balances are driven mainly by the timing of payments received from the Federal government at our VITAS subsidiary. We typically receive a payment in excess of $40.0 million from the Federal government from hospice services every other Friday. The timing of year end will have a significant impact on the accounts receivable at VITAS. These changes generally normalize over a two-year period, as cash flow variations in one year are offset in the following year. The swing in accounts receivable reduced cash flow by $21.2 million between 2021 and 2020.

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

Please see Note 18 in the Notes to the Consolidated Financial Statements for a description of current material legal matters.

CONTRACTUAL OBLIGATIONS

The table below summarizes our debt and contractual obligations as of December 31, 2022 (in thousands):

		Less than			After
	Total	1 year	1-3 Years	3-5 Years	5 Years
Long-term debt obligations (a)	$97,500	$5,000	$10,000	$82,500	$-
Interest on long-term debt	21,381	5,225	9,625	6,531	-
Lease liabilities	149,509	42,435	61,160	32,209	13,705
Purchase obligations (b)	41,884	41,884	-	-	-
Other long-term obligations (c)	102,423	2,523	5,046	2,524	92,330
Total contractual cash obligations	$412,697	$97,067	$85,831	$123,764	$106,035

(a) Represents the face value of the obligation.
(b) Purchase obligations consist of accounts payable at December 31, 2022.
(c) Other long-term obligations comprise largely excess benefit obligations.

RESULTS OF OPERATIONS

2022 Versus 2021 – Consolidated Results

Set forth below are the year-to-year changes in the components of the statement of operations relating to income for 2022 versus 2021 (in thousands, except percentages):

			Increase/(Decrease)
	2022	2021	Percent
Service revenues and sales
VITAS	$1,201,564	$1,261,246	(4.7)
Roto-Rooter	933,399	878,015	6.3
Total	2,134,963	2,139,261	(0.2)
Cost of services provided and goods sold	1,369,877	1,369,458	0.0
Selling, general and administrative expenses	358,727	366,727	(2.2)
Depreciation	49,102	49,011	0.2
Amortization	10,070	10,040	0.3
Other operating expenses	3,691	987	274.0
Total cost and expenses	1,791,467	1,796,223	(0.3)
Income/(loss) from operations	343,496	343,038	0.1
Interest expense	(4,584)	(1,868)	(145.4)
Other (expense)/income - net	(9,233)	9,144	(201.0)
Income before income taxes	329,679	350,314	(5.9)
Income taxes	(80,055)	(81,764)	2.1
Net income	$249,624	$268,550	(7.0)

The VITAS segment revenue is as follows (dollars in thousands):

	2022	2021

Routine homecare	$1,039,211	$1,069,766
Continuous care	77,000	94,338
Inpatient care	102,361	113,187
Other	12,438	12,142
Medicare cap adjustment	(7,868)	(6,597)
Implicit price concessions	(12,004)	(11,530)
Room and board, net	(9,574)	(10,060)
Net revenue	$1,201,564	$1,261,246

Days of care are as follows:

	Days of Care		Increase/(Decrease)
	2022	2021	Percent

Routine homecare	5,086,021	5,347,170	(4.9)
Nursing home	1,036,816	993,322	4.4
Respite	23,905	21,403	11.7
Subtotal routine homecare and respite	6,146,742	6,361,895	(3.4)
Continuous care	81,890	101,539	(19.4)
General inpatient	95,431	107,685	(11.4)
Total days of care	6,324,063	6,571,119	(3.8)

The decrease in service revenues at VITAS is comprised primarily of a 3.8% decrease in days-of-care, a 1.6% decrease in acuity mix shift offset by a 0.8% increase in geographically weighted reimbursement rates. Reimbursement rates in the year were impacted as a result of CMS reimplementing the 2% sequestration cut that was suspended at the start of the pandemic. The combination of an increase in Medicare cap and other contra revenue changes negatively impacted revenue growth by approximately 10 basis points.

The Roto-Rooter segment revenue is as follows (dollars in thousands):

	2022	2021

Drain cleaning	$261,606	$254,773
Plumbing	194,274	176,051
Excavation	222,945	215,190
Other	708	1,138
Subtotal - short term core	679,533	647,152
Water restoration	169,434	153,115
Independent Contractors	84,442	76,858
Franchisee fees	5,591	5,068
Other	16,859	15,576
Gross revenue	955,859	897,769
Implicit price concessions and credit memos	(22,460)	(19,754)
Net revenue	$933,399	$878,015

The increase in plumbing revenues for 2022 versus 2021 is attributable to a 12.4% increase in price and service mix shift offset by a 2.0% decrease in job count. The increase in drain cleaning revenues for 2022 versus 2021 is attributable to a 9.3% increase in price and service mix shift offset by a 6.6% decrease in job count. Excavation and water restoration jobs are generally sold as a result of initial calls from customers regarding drain cleaning issues. As a result, the 3.6% increase in excavation revenue and 10.7% increase in water restoration revenue are mainly a function of the number and size of drain cleaning issues we encounter on a yearly basis. Contractor operations increased 9.9%.

The consolidated gross margin excluding depreciation was 35.8% in 2022 versus 36.0% in 2021. On a segment basis, VITAS’ gross margin excluding depreciation was 22.4% in 2022 and 24.4% in 2021. The decrease is related to reduced revenues and $19.6 million in expense for the licensed healthcare work retention bonus program. Roto-Rooter’s gross margin excluding depreciation was 53.1% in 2022 and 52.6% in 2021. The increase is primarily due to increased revenues.

Selling, general and administrative expenses (“SG&A”) for 2022 and 2021 comprise (in thousands):

	2022	2021
SG&A expenses before long-term incentive compensation, and the impact of market
value adjustments related to deferred compensation trusts	$360,896	$349,250
Impact of market value adjustments related to assets held in deferred compensation trusts	(9,970)	8,310
Long-term incentive compensation	7,801	9,167
Total SG&A expenses	$358,727	$366,727

SG&A expenses before long-term incentive compensation and the impact of market value adjustments related to deferred compensation trusts for 2022 were up 3.3% when compared to 2021. This increase was a result of the increase in variable selling and general administrative expenses at Roto-Rooter, mainly advertising, and overall inflation-related cost increases, including salary at both operating units.

Other operating (income)/expense for 2022 and 2021 comprise (in thousands):

	2022	2021

Litigation settlements	$4,000	$-
(Gain)/loss on disposal of property and equipment	(309)	987
Total other operating expenses	$3,691	$987

Other (expense)/income-net for 2022 and 2021 comprise (in thousands):

	2022	2021

Market value adjustments related to deferred
compensation trusts	$(9,970)	$8,310
Interest income	355	377
Other	382	457
Total other (expense)/income - net	$(9,233)	$9,144

Our effective tax rate reconciliation is as follows:

	2022	2021

Income tax provision calculated using the statutory rate	$69,233	$73,566
State and local income taxes, less federal income tax effect	10,207	10,025
Nondeductible expenses	6,958	7,443
Excess stock compensation tax benefits	(5,928)	(9,884)
Other--net	(415)	614
Income tax provision	$80,055	$81,764
Effective tax rate	24.3%	23.3%

Net income for both periods include the following after-tax adjustments that increased/(reduced) after-tax earnings (in thousands):

	2022	2021
VITAS
Licensed healthcare worker retention bonus	$(14,647)	$-
Litigation settlements	(2,984)	-
COVID-19 expense	(231)	(12,157)
Medicare cap sequestration adjustment	(103)	-
Facility relocation expenses	-	(1,384)
Roto-Rooter
Amortization of reacquired franchise agreements	(6,915)	(6,915)
Direct costs related to COVID-19	(726)	(1,789)
Litigation settlements	-	72
Corporate
Stock option expense	(22,028)	(18,879)
Long-term incentive compensation	(6,858)	(8,094)
Excess tax benefits on stock compensation	5,928	9,884
Direct costs related to COVID-19	(68)	(29)
Other	-	(166)
Total	$(48,632)	$(39,457)

2022 Versus 2021– Segment Results

Net income/(loss) for 2022 versus 2021 (in thousands):

	2022	2021

VITAS	$131,452	$162,431
Roto-Rooter	186,120	166,333
Corporate	(67,948)	(60,214)
	$249,624	$268,550

VITAS’ after-tax earnings decreased due to lower revenue, a $14.6 million after-tax expense related to VITAS’ licensed healthcare worker retention bonus program and a $3.0 million after-tax legal settlement expense. After-tax earnings as a percent of revenue at VITAS in 2022 was 10.9% as compared to 12.9% in 2021.

Roto-Rooter’s net income was impacted in 2022 compared to 2021 primarily by higher revenue and improved labor costs. After-tax earnings as a percent of revenue at Roto-Rooter in 2022 was 19.9% as compared to 18.9% in 2021.

After-tax Corporate expenses for 2022 increased 12.8% when compared to 2021 due mainly to a $4.0 million decrease in excess tax benefits on stock compensation, a $3.1 million increase in after-tax stock option expense offset by a decrease in after-tax long-term incentive compensation of $1.2 million.

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

The decrease in service revenues at VITAS is comprised primarily of a 5.7% decrease in days-of-care, a 1.7% decrease in acuity mix shift offset by a 1.7% increase in geographically weighted reimbursement rates. The combination of a lower Medicare cap revenue reduction and other contra revenue changes offset a portion of the revenue decline by approximately 20 basis points

The Roto-Rooter segment revenue is as follows (dollars in thousands):

	2021	2020

Drain cleaning	$254,773	$218,500
Plumbing	176,051	147,326
Excavation	215,190	184,960
Other	1,138	13,537
Subtotal - short term core	647,152	564,323
Water restoration	153,115	126,378
Independent Contractors	76,858	64,727
Franchisee fees	5,068	4,893
Other	15,576	1,714
Gross revenue	897,769	762,035
Implicit price concessions and credit memos	(19,754)	(17,119)
Net revenue	$878,015	$744,916

The increase in drain cleaning revenues for 2021 versus 2020 is attributable to a 10.1% increase in price and service mix shift and a 6.5% increase in job count. The increase in plumbing revenues for 2021 versus 2020 is attributable to a 10.1% increase in price and service mix shift and a 9.4% increase in job count. Excavation and water restoration jobs are generally sold as a result of initial calls from customers regarding drain cleaning issues. As a result, the 16.3% increase in excavation revenue and 21.2% increase in water restoration revenue are mainly a function of the number and size of drain cleaning issues we encounter on a yearly basis. Contractor operations increased 18.7%. The increase in job count for all service lines was driven by both residential and commercial customers.

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

Other operating (income)/expense for 2021 and 2020 comprise (in thousands):

	2021	2020

Loss on disposal of property and equipment	$987	$541
CARES Act grant income	-	(80,225)
Litigation settlements	-	4,589
Total other operating expenses	$987	$(75,095)

Other income-net for 2021 and 2020 comprise (in thousands):

	2021	2020

Market value gains on assets held in deferred
compensation trusts	$8,310	$7,933
Interest income	377	757
Other	457	(25)
Total other income	$9,144	$8,665

Our effective tax rate reconciliation is as follows:

	2021	2020

Income tax provision calculated using the statutory rate	$73,566	$83,158
State and local income taxes, less federal income tax effect	10,025	13,855
Excess stock compensation tax benefits	(9,884)	(26,089)
Nondeductible expenses	7,443	5,377
Other--net	614	223
Income tax provision	$81,764	$76,524
Effective tax rate	23.3%	19.3

Net income for both periods include the following after-tax adjustments that increased/(reduced) after-tax earnings (in thousands):

	2021	2020
VITAS
COVID-19 expense	$(12,157)	$(26,430)
Facility relocation expenses	(1,384)	-
CARES Act grant income	-	59,848
Medicare cap sequestration adjustment	-	(462)
Roto-Rooter
Amortization of reacquired franchise agreements	(6,915)	(6,914)
Direct costs related to COVID-19	(1,789)	(2,808)
Litigation settlements	72	(2,675)
Corporate
Stock option expense	(18,879)	(15,700)
Excess tax benefits on stock compensation	9,884	26,089
Long-term incentive compensation	(8,094)	(7,895)
Direct costs related to COVID-19	(29)	-
Other	(166)	-
Total	$(39,457)	$23,053

2021 Versus 2020 – Segment Results

Net income/(loss) for 2021 versus 2020 (in thousand):

	2021	2020

VITAS	$162,431	$238,782
Roto-Rooter	166,333	120,394
Corporate	(60,214)	(39,710)
	$268,550	$319,466

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

CRITICAL ACCOUNTING ESTIMATES

VITAS Revenue Implicit Price Concessions

Service revenue for VITAS is reported at the amount that reflects the ultimate consideration we expect to receive in exchange for providing patient care. These amounts are due from third-party payors, primarily government programs (Medicare and Medicaid) or commercial health insurers. Revenue is recorded at the government-mandated service level rate or the contractually agreed-upon service level rate, whichever is applicable for the patient being served. At the same time, a reduction in revenue is estimated and recorded for expected contractual adjustments. These contractual adjustments are referred to as “implicit price concessions”. Implicit price concessions at VITAS are considered critical accounting estimates as they involve a significant amount of judgment by management. Over 95% of VITAS’ revenue is from Medicare or Medicaid, resulting in the majority of implicit price concessions being related to Federal or state payors. The remainder of this discussion focuses on the process related to these Federal or state related implicit price concessions.

The laws and regulations governing hospice services are voluminous. Federal and state agencies, or their designated intermediaries, scrutinize hospice claims under various review initiatives to determine their validity and appropriateness. These reviews generally target specific categories of patients and are not statistically chosen. The Company has processes and procedures in place to help ensure compliance. The estimate of implicit price concessions is based on two main assumptions, as follows:

•There are a small percentage of claims that are rejected by the payor soon after billing. These claims generally contain a minor non-medical, documentation defect in the billing process. The estimated implicit price concession for this type of claim is based mainly on historical experience which is relatively consistent from year-to-year. The implicit price concession estimate relating to this assumption is not material.

•There are claims subject to the review process described above which are initially denied by the reviewer. There are many reasons that a claim may be denied including, but not limited to: defects in the non-medical documentation; a difference of opinion with respect to the medical condition of the patient; or a perceived lack of adequate medical documentation. Each denial is researched by a team of internal VITAS employees. There is a standard appeal process for any claim we believe was inappropriately denied. The appeal for these claims may take several months if not years to make it through the entire appeal process. The estimated implicit price concession for this type of claim is based on a number of key factors, including our historical success rate of appeal, settlement history for similar reviews, the types of reviews being conducted and the overall current review environment.

Our estimate currently assumes that we ultimately do not receive consideration for approximately 25% to 30% of claims currently selected for review or expected to be selected for review. If our current estimate changes by 1%, there would be a $600,000 impact on our estimate of implicit price concessions.

Our estimates of implicit price concessions at VITAS are updated and reviewed quarterly based on the most recent facts available. Subsequent changes in facts and circumstances are recorded in the period they become known. There have been no changes to the assumptions that would significantly impact our estimate of implicit price concessions.

Insurance Accruals

For the Roto-Rooter segment and Chemed’s Corporate Office, we initially self-insure for all casualty insurance claims (workers’ compensation, auto liability and general liability). As a result, we closely monitor and frequently evaluate our historical claims experience to estimate the appropriate level of accrual for self-insured claims. Our third-party administrator (“TPA”) processes and reviews claims on a monthly basis. Currently, our exposure on any single claim is capped at $750,000, due to stop loss insurance held with a commercial insurance carrier. In developing our estimates, we accumulate historical claims data for the previous 10 years to calculate loss development factors (“LDF”) by insurance coverage type. LDFs are applied to known claims to estimate the ultimate potential liability for known and unknown claims for each open policy year. LDFs are updated annually. Because this methodology relies heavily on historical claims data, the key risk is whether the historical claims are an accurate predictor of future claims exposure. The risk also exists that certain claims have been incurred and not reported on a timely basis. To mitigate these risks, in conjunction with our TPA, we closely monitor claims to ensure timely accumulation of data and compare claims trends with the industry experience of our TPA.

For the VITAS segment, we initially self-insure for workers’ compensation claims. Currently, VITAS’ exposure on any single claim is capped at $1,000,000, due to stop loss insurance held with a commercial insurance carrier. For VITAS’ self-insurance accruals for workers’ compensation, the valuation methods used are similar to those used internally for our other business units. We are also insured for other risks with respect to professional liability with a deductible of $1,000,000.

Our casualty insurance liabilities are recorded gross before any estimated recovery for amounts exceeding our stop loss limits. Estimated recoveries from insurance carriers are recorded as accounts receivable. Claims experience adjustments to our casualty and workers’ compensation accrual for the years ended December 31, 2022, 2021 and 2020, were net pretax credits of ($5,790,000), ($6,332,000), and ($4,578,000) respectively.

As an indication of the sensitivity of the accrued liability to reported claims, our analysis indicates that a 1% across-the-board increase or decrease in the amount of projected losses would increase or decrease the accrued insurance liability at December 31, 2022 by $4.6 million or 7.8%. While the amount recorded represents our best estimate of the casualty and workers’ compensation insurance liability, we have calculated, based on historical claims experience, the actual loss could reasonably be expected to increase or decrease by approximately $1.0 million as of December 31, 2022.

Unaudited Consolidating Summaries and Reconciliations of Adjusted EBITDA (in thousands)
Chemed Corporation and Subsidiary Companies
					Chemed
2022		VITAS	Roto-Rooter	Corporate	Consolidated

	Net income/(loss)	$131,452	$186,120	$(67,948)	$249,624
	Add/(deduct):
	Interest expense	172	396	4,016	4,584
	Income taxes	43,000	58,695	(21,640)	80,055
	Depreciation	21,955	27,075	72	49,102
	Amortization	101	9,969	-	10,070
	EBITDA	196,680	282,255	(85,500)	393,435
	Add/(deduct):
	Intercompany interest/(expense)	(18,901)	(9,345)	28,246	-
	Interest (income)/expense	(218)	(138)	1	(355)
	Stock option expense	-	-	26,254	26,254
	Licensed healthcare retention bonus	19,634	-	-	19,634
	Long-term incentive compensation	-	-	7,801	7,801
	Litigation settlement	4,000	-	-	4,000
	Direct costs related to COVID-19	310	988	89	1,387
	Medicare cap sequestration adjustment	138	-	-	138
	Adjusted EBITDA	$201,643	$273,760	$(23,109)	$452,294

					Chemed
2021		VITAS	Roto-Rooter	Corporate	Consolidated

	Net income/(loss)	$162,431	$166,333	$(60,214)	$268,550
	Add/(deduct):
	Interest expense	160	595	1,113	1,868
	Income taxes	52,426	51,420	(22,082)	81,764
	Depreciation	23,114	25,816	81	49,011
	Amortization	71	9,969	-	10,040
	EBITDA	238,202	254,133	(81,102)	411,233
	Add/(deduct):
	Intercompany interest/(expense)	(18,125)	(7,180)	25,305	-
	Interest income	(253)	(124)	-	(377)
	Stock option expense	-	-	22,502	22,502
	Direct costs related to COVID-19	16,296	2,435	38	18,769
	Long-term incentive compensation	-	-	9,167	9,167
	Litigation settlement	-	(98)	-	(98)
	Medicare cap sequestration adjustment	-	-	218	218
	Adjusted EBITDA	$236,120	$249,166	$(23,872)	$461,414

					Chemed
2020		VITAS	Roto-Rooter	Corporate	Consolidated

	Net income/(loss)	$238,782	$120,394	$(39,710)	$319,466
	Add/(deduct):
	Interest expense	166	340	1,849	2,355
	Income taxes	76,473	37,038	(36,987)	76,524
	Depreciation	22,168	24,292	136	46,596
	Amortization	71	9,916	-	9,987
	EBITDA	337,660	191,980	(74,712)	454,928
	Add/(deduct):
	Intercompany interest/(expense)	(19,897)	(6,256)	26,153	-
	Interest income	(668)	(76)	(13)	(757)
	CARES Act grant	(80,225)	-	-	(80,225)
	Direct costs related to COVID-19	35,441	3,819	-	39,260
	Stock option expense	-	-	18,422	18,422
	Long-term incentive compensation	-	-	8,937	8,937
	Litigation settlement	-	3,639	-	3,639
	Medicare cap sequestration adjustment	619	-	-	619
	Adjusted EBITDA	$272,930	$193,106	$(21,213)	$444,823

CHEMED CORPORATION AND SUBSIDIARY COMPANIES
RECONCILIATION OF ADJUSTED NET INCOME
(in thousands, except per share data)(unaudited)

	For the Years Ended December 31,
	2022	2021	2020
Net income as reported	$249,624	$268,550	$319,466

Add/(deduct) pre-tax cost of:
Stock option expense	26,254	22,502	18,422
Licensed healthcare worker retention bonus	19,634	-	-
Amortization of reacquired franchise agreements	9,408	9,408	9,408
Long-term incentive compensation	7,801	9,167	8,937
Litigation settlements	4,000	(98)	3,639
COVID-19 expenses	1,387	18,769	39,260
Medicare cap sequestration adjustment	138	-	619
Facility relocation expenses	-	1,855	-
Other	-	218	-
CARES Act grant	-	-	(80,225)

Add/(deduct) tax impacts:
Tax impact of the above pre-tax adjustments (1)	(14,062)	(12,480)	2,976
Excess tax benefits on stock compensation	(5,928)	(9,884)	(26,089)
Adjusted net income	$298,256	$308,007	$296,413

Diluted Earnings Per Share As Reported
Net income	$16.53	$16.85	$19.48
Average number of shares outstanding	15,099	15,938	16,398

Adjusted Diluted Earnings Per Share
Net income	$19.75	$19.33	$18.08
Average number of shares outstanding	15,099	15,938	16,398

(1) The tax impact of pre-tax adjustments was calculated using the effective tax rate of the operating unit for which each adjustment is associated.

The "Footnotes to Financial Statements" are integral parts of this financial information.

CHEMED CORPORATION AND SUBSIDIARY COMPANIES
OPERATING STATISTICS FOR VITAS SEGMENT(unaudited)
Three Months Ended December 31,			Year Ended December 31,
OPERATING STATISTICS	2022	2021	2022	2021
Net revenue ($000)
Homecare	$267,691	$272,949	$1,039,211	$1,069,766
Inpatient	26,647	27,291	102,361	113,187
Continuous care	19,284	20,680	77,000	94,338
Other	2,977	2,902	12,438	12,142
Subtotal	$316,599	$323,822	$1,231,010	$1,289,433
Room and board, net	(2,778)	(2,609)	(9,574)	(10,060)
Contractual allowances	(3,012)	(2,101)	(12,004)	(11,530)
Medicare cap allowance	(2,750)	(3,000)	(7,868)	(6,597)
Total	$308,059	$316,112	$1,201,564	$1,261,246
Net revenue as a percent of total before Medicare cap allowance
Homecare	84.6%	84.3%	84.4%	83.0%
Inpatient	8.4	8.4	8.3	8.8
Continuous care	6.1	6.4	6.3	7.3
Other	0.9	0.9	1.0	0.9
Subtotal	100.0	100.0	100.0	100.0
Room and board, net	(0.9)	(0.9)	(0.8)	(0.8)
Contractual allowances	(0.9)	(0.6)	(1.0)	(0.9)
Medicare cap allowance	(0.9)	(0.9)	(0.6)	(0.5)
Total	97.3%	97.6%	97.6%	97.8%
Days of Care
Homecare	1,289,067	1,338,955	5,086,021	5,347,170
Nursing home	264,895	257,416	1,036,816	993,322
Respite	5,807	5,894	23,905	21,403
Subtotal routine homecare and respite	1,559,769	1,602,265	6,146,742	6,361,895
Inpatient	24,254	25,556	95,431	107,685
Continuous care	19,909	22,154	81,890	101,539
Total	1,603,932	1,649,975	6,324,063	6,571,119
Number of days in relevant time period	92	92	365	365
Average daily census ("ADC") (days)
Homecare	14,012	14,554	13,934	14,649
Nursing home	2,879	2,798	2,841	2,721
Respite	63	64	65	59
Subtotal routine homecare and respite	16,954	17,416	16,840	17,429
Inpatient	264	278	261	295
Continuous care	216	241	224	279
Total	17,434	17,935	17,325	18,003
Total Admissions	14,829	16,250	60,774	68,823
Total Discharges	14,862	16,684	60,930	69,411
Average length of stay (days)	103.9	97.9	104.6	95.7
Median length of stay (days)	16.0	15.0	16.0	13.0
ADC by major diagnosis
Cerebro	41.0%	36.5%	39.8%	36.7%
Neurological	20.3	23.0	21.2	22.6
Cancer	10.7	11.5	10.9	11.9
Cardio	15.7	15.6	15.7	15.5
Respiratory	7.2	7.5	7.3	7.5
Other	5.1	5.9	5.1	5.8
Total	100.0%	100.0%	100.0%	100.0%
Admissions by major diagnosis
Cerebro	25.6%	22.5%	24.6%	21.5%
Neurological	11.0	12.7	12.3	12.3
Cancer	26.7	26.6	26.3	26.9
Cardio	15.3	14.8	14.9	14.5
Respiratory	10.5	11.0	10.3	10.9
Other	10.9	12.4	11.6	13.9
Total	100.0%	100.0%	100.0%	100.0%
Bad debt expense as a percent of revenues	1.0%	0.7%	1.0%	0.9%
Accounts receivable --Days of revenue outstanding- excluding unapplied Medicare payments	38.1	33.8	N.A.	N.A.
Accounts receivable--Days of revenue outstanding- including unapplied Medicare payments	28.0	28.1	N.A.	N.A.

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