Form 10-Q
period 2023-03-31
CHEMED CORP
filed 2023-04-28
CIK 19584

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒    Quarterly Report Under Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended March 31, 2023

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	☐	No	☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of Each Exchange on which Registered	Amount	Date

Capital Stock $1 Par Value	CHE	New York Stock Exchange	15,019,778 Shares	March 31, 2023

CHEMED CORPORATION AND

SUBSIDIARY COMPANIES

Index

Page No.
PART I. FINANCIAL INFORMATION:

Item 1. Financial Statements
Unaudited Consolidated Balance Sheets -
March 31, 2023 and December 31, 2022	3

Unaudited Consolidated Statements of Income -
Three months ended March 31, 2023 and 2022	4

Unaudited Consolidated Statements of Cash Flows -
Three months ended March 31, 2023 and 2022	5

Unaudited Consolidated Statements of Changes in Stockholders’ Equity-
Three months ended March 31, 2023 and 2022	6

Notes to Unaudited Consolidated Financial Statements	7

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	20

Item 3. Quantitative and Qualitative Disclosures about Market Risk	30

Item 4. Controls and Procedures	30

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	30

Item 1A. Risk Factors	30

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	31

Item 3. Defaults Upon Senior Securities	31

Item 4. Mine Safety Disclosures	31

Item 5. Other Information	31

Item 6. Exhibits	32

EX – 31.1
EX – 31.2
EX – 31.3
EX – 32.1
EX – 32.2
EX – 32.3
EX – 101
EX – 104

SIGNATURES	33

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
CHEMED CORPORATION AND SUBSIDIARY COMPANIES
UNAUDITED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	March 31, 2023	December 31, 2022
ASSETS
Current assets
Cash and cash equivalents	$58,054	$74,126
Accounts receivable	153,816	139,408
Inventories	10,663	10,272
Prepaid income taxes	10,633	18,515
Prepaid expenses	29,055	30,291
Total current assets	262,221	272,612
Investments of deferred compensation plans	97,436	93,196
Properties and equipment, at cost, less accumulated depreciation of $338,416 (2022- $335,920)	204,164	199,714
Lease right of use asset	131,219	135,662
Identifiable intangible assets less accumulated amortization of $70,229 (2022 - $67,716)	97,348	99,726
Goodwill	581,286	581,295
Other assets	57,511	59,807
Total Assets	$1,431,185	$1,442,012

LIABILITIES
Current liabilities
Accounts payable	$40,279	$41,884
Current portion of long-term debt	5,000	5,000
Income taxes	11,223	-
Accrued insurance	63,150	58,515
Accrued compensation	50,152	87,350
Accrued legal	6,061	4,456
Short-term lease liability	38,291	38,996
Other current liabilities	69,304	61,004
Total current liabilities	283,460	297,205
Deferred income taxes	35,418	38,613
Long-term debt	16,250	92,500
Deferred compensation liabilities	97,285	92,330
Long-term lease liability	106,212	110,513
Other liabilities	12,507	12,136
Total Liabilities	551,132	643,297
Commitments and contingencies (Note 10)
STOCKHOLDERS' EQUITY
Capital stock - authorized 80,000,000 shares $1 par; issued 36,884,382 shares (2022 - 36,795,792 shares)	36,884	36,796
Paid-in capital	1,186,119	1,149,899
Retained earnings	2,246,354	2,197,918
Treasury stock - 21,927,705 shares (2022 - 21,920,993 shares)	(2,591,588)	(2,588,145)
Deferred compensation payable in Company stock	2,284	2,247
Total Stockholders' Equity	880,053	798,715
Total Liabilities and Stockholders' Equity	$1,431,185	$1,442,012

See Accompanying Notes to Unaudited Consolidated Financial Statements.

CHEMED CORPORATION AND SUBSIDIARY COMPANIES
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)

	Three Months Ended March 31,
	2023	2022
Service revenues and sales	$560,157	$530,549
Cost of services provided and goods sold (excluding depreciation)	370,705	336,552
Selling, general and administrative expenses	100,095	89,954
Depreciation	12,286	12,138
Amortization	2,513	2,518
Other operating expense	1,739	13
Total costs and expenses	487,338	441,175
Income from operations	72,819	89,374
Interest expense	(1,551)	(810)
Other expense - net	(103)	(3,862)
Income before income taxes	71,165	84,702
Income taxes	(17,044)	(20,533)
Net income	$54,121	$64,169

Earnings Per Share:
Net income	$3.62	$4.28
Average number of shares outstanding	14,966	14,986

Diluted Earnings Per Share:
Net income	$3.58	$4.22
Average number of shares outstanding	15,110	15,192

Cash Dividends Per Share	$0.38	$0.36

See Accompanying Notes to Unaudited Consolidated Financial Statements.

CHEMED CORPORATION AND SUBSIDIARY COMPANIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Three Months Ended March 31,
	2023	2022
Cash Flows from Operating Activities
Net income	$54,121	$64,169
Adjustments to reconcile net income to net cash provided
by operating activities:
Depreciation and amortization	14,799	14,656
Stock option expense	8,482	7,451
Benefit for deferred income taxes	(3,195)	(4,047)
Noncash long-term incentive compensation	2,024	1,185
Amortization of debt issuance costs	95	76
Changes in operating assets and liabilities:
(Increase)/decrease in accounts receivable	(14,318)	19,610
Increase in inventories	(391)	(431)
Decrease in prepaid expenses	1,236	3,099
Decrease in accounts payable and other current liabilities	(24,109)	(30,332)
Change in current income taxes	19,118	23,530
Net change in lease assets and liabilities	(632)	743
Increase in other assets	(2,173)	(1,562)
Increase in other liabilities	5,313	2,958
Other sources/(uses)	122	(15)
Net cash provided by operating activities	60,492	101,090
Cash Flows from Investing Activities
Capital expenditures	(17,020)	(12,649)
Proceeds from sale of fixed assets	146	485
Business combinations, net of cash acquired	-	(1,650)
Other uses	(139)	(134)
Net cash used by investing activities	(17,013)	(13,948)
Cash Flows from Financing Activities
Payments on long-term debt	(76,250)	-
Proceeds from exercise of stock options	25,680	7,692
Dividends paid	(5,685)	(5,322)
Capital stock surrendered to pay taxes on stock-based compensation	(3,166)	(4,893)
Payments on revolving line of credit	-	(86,500)
Purchases of treasury stock	-	(27,794)
Proceeds from revolving line of credit	-	21,500
Change in cash overdrafts payable	-	(7,051)
Other (uses)/sources	(130)	491
Net cash used by financing activities	(59,551)	(101,877)
Decrease in Cash and Cash Equivalents	(16,072)	(14,735)
Cash and cash equivalents at beginning of period	74,126	32,895
Cash and cash equivalents at end of period	$58,054	$18,160

See Accompanying Notes to Unaudited Consolidated Financial Statements.

CHEMED CORPORATION AND SUBSIDIARY COMPANIES
UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(in thousands, except per share data)

For the three months ended March 31, 2023 and 2022:					Deferred
					Compensation
				Treasury	Payable in
	Capital	Paid-in	Retained	Stock-	Company
	Stock	Capital	Earnings	at Cost	Stock	Total
Balance at December 31, 2022	36,796	1,149,899	2,197,918	(2,588,145)	2,247	$798,715
Net income	-	-	54,121	-	-	54,121
Dividends paid ($0.38 per share)	-	-	(5,685)	-	-	(5,685)
Stock awards and exercise of stock options	88	36,338	-	(3,406)	-	33,020
Purchases of treasury stock	-	-	-	-	-	-
Other	-	(118)	-	(37)	37	(118)
Balance at March 31, 2023	$36,884	$1,186,119	$2,246,354	$(2,591,588)	$2,284	$880,053
					Deferred
					Compensation
			`	Treasury	Payable in
	Capital	Paid-in	Retained	Stock-	Company
	Stock	Capital	Earnings	at Cost	Stock	Total
Balance at December 31, 2021	36,514	1,044,341	1,970,311	(2,430,094)	2,201	623,273
Net income	-	-	64,169	-	-	64,169
Dividends paid ($0.36 per share)	-	-	(5,322)	-	-	(5,322)
Stock awards and exercise of stock options	65	19,603	-	(8,233)	-	11,435
Purchases of treasury stock	-	-	-	(27,353)	-	(27,353)
Other	-	504	-	(36)	35	503
Balance at March 31, 2022	$36,579	$1,064,448	$2,029,158	$(2,465,716)	$2,236	$666,705

See Accompanying Notes to Unaudited Consolidated Financial Statements.

CHEMED CORPORATION AND SUBSIDIARY COMPANIES

Notes to Unaudited Consolidated Financial Statements

1.    Basis of Presentation

As used herein, the terms “We,” “Company” and “Chemed” refer to Chemed Corporation or Chemed Corporation and its consolidated subsidiaries.

We have prepared the accompanying unaudited consolidated financial statements of Chemed in accordance with Rule 10-01 of SEC Regulation S-X. Consequently, we have omitted certain disclosures required under generally accepted accounting principles in the United States (“GAAP”) for complete financial statements. The December 31, 2022 balance sheet data were derived from audited financial statements but do not include all disclosures required by GAAP. However, in our opinion, the financial statements presented herein contain all adjustments, consisting only of normal recurring adjustments, necessary to state fairly our financial position, results of operations and cash flows. The results of operations for the three months ended March 31, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023 or any other future period, and we make no representations related thereto. These financial statements are prepared on the same basis as and should be read in conjunction with the audited Consolidated Financial Statements and related Notes included in our Annual Report on Form 10-K for the year ended December 31, 2022.

CLOUD COMPUTING

As of March 31, 2023, Roto-Rooter has no significant capitalized implementation costs related to cloud computing.

VITAS utilizes a human resources system that is considered a cloud computing arrangement. We have capitalized approximately $5.6 million related to implementation of this project which is included in prepaid assets in the accompanying balance sheets. The VITAS human resource system was placed into service in January 2020 and is being amortized over 5.7 years. For the three months ended March 31, 2023 and 2022, $249,000 has been amortized, respectively.

INCOME TAXES

Our effective income tax rate was 23.9% in the first quarter of 2023 compared to 24.2% during the first quarter of 2022. Excess tax benefit on stock options exercised reduced our income tax expenses by $1.7 million and $1.4 million, respectively for the quarters ended March 31, 2023 and 2022.

NON-CASH TRANSACTIONS

Included in the accompanying Consolidated Balance Sheets are $1.7 million and $1.9 million of capitalized property and equipment which were not paid for as of March 31, 2023 and December 31, 2022, respectively. Accrued property and equipment purchases have been excluded from capital expenditures in the accompanying Consolidated Statements of Cash Flow. There are no material non-cash amounts included in interest expense for any period presented.

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

Care is provided to patients regardless of their ability to pay. Patients who meet our criteria for charity care are provided care without charge. There is no revenue or associated accounts receivable in the accompanying Consolidated Financial Statements related to charity care. The cost of providing charity care was $2.0 million for the quarters ended March 31, 2023 and 2022. The cost of charity care is included in cost of services provided and goods sold and is calculated by taking the ratio of charity care days to total days of care and multiplying by the total cost of care.

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

We are subject to certain limitations on Medicare payments for services which are considered variable consideration, as follows:

Inpatient Cap. If the number of inpatient care days any hospice program provides to Medicare beneficiaries exceeds 20% of the total days of hospice care such program provided to all Medicare patients for an annual period beginning September 28, the days in excess of the 20% figure may be reimbursed only at the routine homecare rate. None of VITAS’ hospice programs exceeded the payment limits on inpatient services during the three months ended March 31, 2023 and 2022.

Medicare Cap. We are also subject to a Medicare annual per-beneficiary cap (“Medicare cap”). Compliance with the Medicare cap is measured in one of two ways based on a provider election. The “streamlined” method compares total Medicare payments received under a Medicare provider number with respect to services provided to all Medicare hospice care beneficiaries in the program or programs covered by that Medicare provider number with the product of the per-beneficiary cap amount and the number of Medicare beneficiaries electing hospice care for the first time from that hospice program or programs from September 28 through September 27 of the following year. At March 31, 2023, all our programs except one are using the “streamlined” method.

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

During the quarter ended March 31, 2023, we recorded $2.8 million in net Medicare cap revenue reduction related to three programs for the 2023 government fiscal year.

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

The composition of patient care service revenue by payor and level of care for the quarter ended March 31, 2023 is as follows (in thousands):

	Medicare	Medicaid	Commercial	Total
Routine home care	$250,916	$10,568	$5,566	$267,050
Continuous care	18,508	650	783	19,941
Inpatient care	25,519	2,432	1,142	29,093
	$294,943	$13,650	$7,491	$316,084

All other revenue - self-pay, respite care, etc.				3,021
Subtotal				$319,105
Medicare cap adjustment				(2,750)
Implicit price concessions				(3,108)
Room and board, net				(2,769)
Net revenue				$310,478

The composition of patient care service revenue by payor and level of care for the quarter ended March 31, 2022 is as follows (in thousands):

	Medicare	Medicaid	Commercial	Total
Routine home care	$241,337	$10,907	$5,392	$257,636
Continuous care	17,977	814	787	19,578
Inpatient care	23,427	1,963	1,180	26,570
	$282,741	$13,684	$7,359	$303,784

All other revenue - self-pay, respite care, etc.				3,007
Subtotal				$306,791
Medicare cap adjustment				(2,500)
Implicit price concessions				(2,985)
Room and board, net				(2,117)
Net revenue				$299,189

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

The composition of disaggregated revenue for the first quarter is as follows (in thousands):

	March 31,
	2023	2022
Drain cleaning	$66,489	$66,687
Plumbing	50,453	47,672
Excavation	59,576	55,188
Other	193	165
Subtotal - short term core	176,711	169,712
Water restoration	50,762	40,360
Independent contractors	23,300	21,418
Franchisee fees	1,351	1,317
Other	4,745	4,191
Gross revenue	256,869	236,998
Implicit price concessions and credit memos	(7,190)	(5,638)
Net revenue	$249,679	$231,360

3.    Segments

Service revenues and sales by business segment are shown in Note 2. After-tax income/(loss) by business segment are as follows (in thousands):

	Three months ended March 31,
	2023	2022
VITAS	$24,764	$36,481
Roto-Rooter	47,653	43,937
Total	72,417	80,418
Corporate	(18,296)	(16,249)
Net income	$54,121	$64,169

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

4.    Earnings per Share

Earnings per share (“EPS”) are computed using the weighted average number of shares of capital stock outstanding. Earnings and diluted earnings per share are computed as follows (in thousands, except per share data):

		Net Income
For the Three Months Ended March 31,		Income	Shares	Earnings per Share
2023
	Earnings	$54,121	14,966	$3.62
	Dilutive stock options	-	94
	Nonvested stock awards	-	50
	Diluted earnings	$54,121	15,110	$3.58

2022
	Earnings	$64,169	14,986	$4.28
	Dilutive stock options	-	165
	Nonvested stock awards	-	41
	Diluted earnings	$64,169	15,192	$4.22

For the three months ended March 31, 2023, there were 326,000 stock options excluded from the computation of dilutive earnings per share because they would have been anti-dilutive.

For the three months ended March 31, 2022, there were 609,000 stock options excluded from the computation of dilutive earnings per share because they would have been anti-dilutive.

5.    Long-Term Debt and Lines of Credit

On June 28, 2022, we replaced our existing credit facility with a fifth amended and restated Credit Agreement (“2022 Credit Facilities”). Terms of the 2022 Credit Facilities consist of a five-year $450.0 million revolver as well as a five-year $100.0 million term loan. Principal payments of $1.25 million on the term loan are due on the last day of each fiscal quarter, with a final payment due at the end of the agreement. The 2022 Credit Facilities have a floating interest rate that is generally the secured overnight financing rate (“SOFR”) plus an additional tiered rate which varies based on our current leverage ratio. As of March 31, 2023, the interest rate is SOFR plus 100 basis points. The 2022 Credit Facilities include an expansion feature that provides the Company the opportunity to increase its revolver and or term loan by an additional $250.0. million.

We made prepayments totaling $75.0 million in the first quarter of 2023, on the $100.0 million term loan. We plan to pay the remaining balance of $21.3 million on April 28, 2023. There are no prepayment penalties associated with this repayment. There are no significant deferred debt issuance costs capitalized related to the term loan. This will reduce the borrowing capacity of the 2022 Credit Facilities from $550.0 million to $450.0 million.

The debt outstanding as of March 31, 2023 consists of the following:

Revolver	$-
Term loan	21,250
Total	21,250
Current portion of long-term debt	(5,000)
Long-term debt	$16,250

Debt issuance costs associated with the prior credit agreement were not written off as the lenders did not change and their relative percentage participation in the facility was substantially the same. Deferred financing cost of $1.5 million for the 2022 Credit Facilities were capitalized during the quarter ended June 30, 2022.

Scheduled payments of the 2022 Credit Facilities are as follows:

2023	$3,750
2024	5,000
2025	5,000
2026	5,000
2027	2,500
$21,250

The 2022 Credit Facilities contain the following quarterly financial covenants effective as of March 31, 2023:

Description	Requirement

Leverage Ratio (Consolidated Indebtedness/Consolidated Adj. EBITDA)	< 3.50 to 1.00

Interest Coverage Ratio (Consolidated Adj. EBITDA/Consolidated Interest Expense)	> 3.00 to 1.00

We are in compliance with all debt covenants as of March 31, 2023. We have issued $45.3 million in standby letters of credit as of March 31, 2023, mainly for insurance purposes. Issued letters of credit reduce our available credit under the 2022 Credit Facilities. As of March 31, 2023, we have approximately $404.7 million of unused lines of credit available and eligible to be drawn down under revolving credit facility.

6.    Other Expense – Net

Other expense – net comprises the following (in thousands):

Three months ended March 31,
2023		2022
Market value adjustment on assets held in
deferred compensation trust	$(321)	$(3,934)
Interest income	150	73
Other-net	68	(1)
Total other (expense)/income - net	$(103)	$(3,862)

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

We do not currently have any finance leases, therefore all lease information disclosed is related to operating leases.

The components of balance sheet information related to leases were as follows:

	March 31,	December 31,
	2023	2022
Assets
Operating lease assets	$131,219	$135,662

Liabilities
Current operating leases	38,291	38,996
Noncurrent operating leases	106,212	110,513
Total operating lease liabilities	$144,503	$149,509

The components of lease expense for the first quarter are as follows (in thousands):

	Three months ended March 31,
	2023	2022
Lease Expense (a)
Operating lease expense	$14,906	$14,903
Sublease income	(23)	(45)
Net lease expense	$14,883	$14,858

(a)Includes short-term leases and variable lease costs, which are immaterial. Included in both cost of services provided and goods sold and selling, general and administrative expenses.

The components of cash flow information related to leases were as follows:

	Three months ended March 31,
	2023	2022
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from leases	$12,668	$12,489

Leased assets obtained in exchange for new operating lease liabilities	$6,845	$20,453

Weighted Average Remaining Lease Term at March 31, 2023
Operating leases	4.58	years

Weighted Average Discount Rate at March 31, 2023
Operating leases	2.64%

Maturity of Operating Lease Liabilities (in thousands)

2023	$34,439
2024	37,667
2025	30,078
2026	23,143
2027	12,607
Thereafter	16,065
Total lease payments	$153,999
Less: interest	(9,496)
Total liability recognized on the balance sheet	$144,503

For leases commencing prior to April 2019, minimum rental payments exclude payments to landlords for real estate taxes and common area maintenance. Operating lease payments include $2.7 million related to extended lease terms that are reasonably certain of being exercised and exclude $144,000 of lease payments for leases signed but not yet commenced.

8.    Stock-Based Compensation Plans

On February 17, 2023, the Compensation/Incentive Committee of the Board of Directors (“CIC”) granted 6,078 Performance Stock Units (“PSUs”) that vest contingent upon the achievement of certain total shareholder return (“TSR”) targets as compared to the TSR of a group of peer companies for the three-year period ending December 31, 2025, the date at which such awards vest. The cumulative compensation cost of the TSR-based PSU award to be recorded over the three-year service period is $5.1 million.

On February 17, 2023, the CIC also granted 6,078 PSUs that vest contingent upon the achievement of certain earnings per share (“EPS”) targets for the three-year period ending December 31, 2025. At the end of each reporting period, the Company estimates the number of shares that it believes will ultimately be earned and records the corresponding expense over the service period of the award. We currently estimate the cumulative compensation cost of the EPS-based PSUs to be recorded over the three-year service period is $4.2 million.

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

Three months ended March 31,
2023	2022
$5,873	$2,917

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

On October 16, 2020, VITAS received a Civil Investigative Demand (“CID”) issued by the U.S. Department of Justice (“DOJ”) pursuant to the False Claims Act concerning allegations of the submission of false claims for hospice services for which reimbursement was sought from federal healthcare programs, including Medicare. The CID requested information regarding 32 patients from our Florida operations. On November 30, 2022, VITAS received a Letter of Declination from the DOJ, informing VITAS that the United States was declining to intervene in this case giving rise to the CID, United States Ex. Rel. O’Keefe v VITAS Healthcare Corporation, et al. that was unsealed on November 15, 2022. On April 6, 2023, the relator dismissed the case, without prejudice, with the consent of the United States.

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

On August 29, 2022, six weeks subsequent to the OAS finalizing its audit, VITAS received a demand letter from its Medicare Administrative Contractor (“MAC”) seeking repayment of $50.3 million. This demand letter is $90.0 million lower than the final OAS audit recommendation, as a significant portion of the 100 claims reviewed are closed pursuant to applicable law and ineligible to be reopened. VITAS timely filed its initial appeal of the overpayment decision and deposited $50.3 million under the “Immediate Recoupment” process to preserve its appeal rights. After the initial redetermination process, VITAS was refunded $2.5 million of the amount deposited and continues to appeal the remaining claims. The amount deposited has been recorded as an “other long-term asset” in the consolidated balance sheets, as detailed in Note 13. VITAS intends to continue vigorously defending the claims brought; however, the Company cannot predict the eventual outcome, or reasonably estimate any potential loss, from any such claims at this time.

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

11.    Concentration of Risk

As of March 31, 2023, and December 31, 2022, approximately 70% and 64%, respectively, of VITAS’ total accounts receivable balance were from Medicare and 24% and 29%, respectively, of VITAS’ total accounts receivable balance were due from various state Medicaid or managed Medicaid programs. Combined accounts receivable from Medicare, Medicaid, and managed Medicaid represent approximately 73% of the consolidated net accounts receivable in the accompanying consolidated balance sheets as of March 31, 2023.

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

12.    Cash Overdrafts and Cash Equivalents

There were no cash overdrafts payable included in accounts payable at March 31, 2023 and December 31, 2022.

From time to time throughout the year, we invest excess cash in money market funds with major commercial banks. We closely monitor the creditworthiness of the institutions with which we invest our overnight funds. The amount invested was not material for each balance sheet date presented.

13.     Other Assets

Other assets comprise the following (in thousands):

	March 31,	December 31,
	2023	2022

Deposit with OAS	$48,422	$50,274
Cash surrender value life insurance	3,640	3,636
Noncurrent advances and deposits	2,196	2,368
Deferred debt costs	1,646	1,703
Other long-term receivable	1,607	1,826
	$57,511	$59,807

14.     Other Current Liabilities

	March 31,	December 31,
	2023	2022

Healthcare worker retention bonus	$30,551	$19,634
Medicare Cap	10,365	14,380
All other	28,388	26,990
	$69,304	$61,004

There are no individual amounts exceeding 5% of the total current liabilities in the “all other” line item for either period presented.

15.    Financial Instruments

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

The following shows the carrying value, fair value and the hierarchy for our financial instruments as of March 31, 2023 (in thousands):

		Fair Value Measure
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Investments of deferred compensation plans held in trust	$97,436	$97,436	$-	$-
Long-term debt and current portion of long-term debt	21,250	-	21,250	-

The following shows the carrying value, fair value and the hierarchy for our financial instruments as of December 31, 2022 (in thousands):

		Fair Value Measure
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Investments of deferred compensation plans held in trust	$93,196	$93,196	$-	$-
Long-term debt and current portion of long-term debt	97,500	-	97,500	-

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

16.    Capital Stock Repurchase Plan Transactions

We repurchased the following capital stock:

	Three months ended March 31,
	2023	2022

Total cost of repurchased shares (in thousands)	$-	$27,353
Shares repurchased	-	57,500
Weighted average price per share	$-	$475.71

In May and November 2021, the Board of Directors authorized a total of $600.0 million for additional stock repurchase under Chemed’s existing share repurchase program. We currently have $87.9 million of authorization remaining under this share repurchase plan.

17.    Acquisitions

In 2022, VITAS purchased the hospice assets of one Florida provider for $1.24 million in cash. Roto-Rooter completed the acquisition of three franchises and the related assets in New Jersey for a total of $2.29 million in cash.

Goodwill is assessed for impairment on a yearly basis as of October 1. All goodwill recognized is deductible for tax purposes.

Shown below is movement in Goodwill (in thousands):

	VITAS	Roto-Rooter	Total
Balance at December 31, 2022	$334,063	$247,232	$581,295
Foreign currency adjustments	-	(9)	(9)
Balance at March 31, 2023	$334,063	$247,223	$581,286

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

The vast majority of the Company’s operations are located in the United States. As both operations are service companies, our employees are the most critical resource of the Company. We have very little or no exposure related to customers, vendors, or employees in other regions of the world.

The following is a summary of the key operating results (in thousands except per share amounts):

	Three months ended March 31,
	2023	2022
Service revenues and sales	$560,157	$530,549
Net income	$54,121	$64,169
Diluted EPS	$3.58	$4.22
Adjusted net income	$72,867	$72,780
Adjusted diluted EPS	$4.82	$4.79
Adjusted EBITDA	$111,033	$110,208
Adjusted EBITDA as a % of revenue	19.8%	20.8%

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

For the three months ended March 31, 2023, the increase in consolidated service revenues and sales was driven by a 7.9% increase at Roto-Rooter and a 3.8% increase at VITAS. The increase in service revenues at Roto-Rooter was driven mainly by an increase in plumbing, excavation, and water restoration. The increase in service revenues at VITAS is comprised primarily of a 3.0% increase in days-of-care and a geographically weighted average Medicare reimbursement rate increase of approximately 2.9%, partially offset by 200-basis points as a result of CMS reimplementing the 2.0% sequestration cut that was suspended at the start of the pandemic in 2020. Acuity mix shift had minimal impact in the quarter when compared to the prior year revenue and level-of-care mix. The combination of Medicare cap and other contra revenue changes negatively impacted revenue growth by 10-basis points.

The pandemic has resulted in a significant shortage of licensed healthcare workers industry wide. VITAS has not been immune to this shortage. As a result, on July 1, 2022, VITAS implemented a hiring and retention bonus program for its licensed healthcare workers. It is a temporary program intended to help VITAS attract and retain licensed healthcare workers in light of the pandemic induced healthcare worker shortage. An eligible employee must continue in employment for a period of one-year from July 1st to receive a bonus. Additionally, employees hired between July 1, 2022 and June 30, 2023 are eligible if they continue employment for a one-year period from their hire date. The Company accrued $10.9 million in the first quarter of 2023 related to this retention bonus program. See page 29 for additional VITAS operating metrics.

While significant continuing issues related to the COVID-19 pandemic appear to be over or materially mitigated, we will continue to monitor any impact on our business including employees, customers, patients, and supply vendors.

While many companies have been adversely impacted by the banking crisis of March 2023, we do not anticipate any significant financial impact. The vast majority of our funds are in the two largest banks in the United States, as measured by total assets.

Management anticipates providing updated 2023 earnings guidance as part of the June 30, 2023, earnings press release.

On June 28, 2022, we replaced our existing credit facility with a fifth amended and restated Credit Agreement (“2022 Credit Facilities”). Terms of the 2022 Credit Facilities consist of a five-year $450.0 million revolver as well as a five-year $100.0 million term loan. Principal payments of $1.25 million on the term loan are due on the last day of each fiscal quarter, with a final payment due at the end of the agreement. The 2022 Credit Facilities have a floating interest rate that is generally SOFR plus an additional tiered rate which varies based on our current leverage ratio. As of March 31, 2023, the interest rate is SOFR plus 100 basis points. The 2022 Credit Facilities includes an expansion feature that provides the Company the opportunity to increase its revolver and or term loan by an additional $250.0 million.

We made prepayments totaling $75.0 million in the first quarter of 2023, on the $100.0 million term loan. We plan to pay the remaining balance of $21.3 million on April 28, 2023. There are no prepayment penalties associated with this repayment. This will reduce the borrowing capacity of the 2022 Credit Facilities from $550.0 million to $450.0 million.

We have issued $45.3 million in standby letters of credit as of March 31, 2023, mainly for insurance purposes. Issued letters of credit reduce our available credit under the 2022 Credit Facilities. As of March 31, 2023, we have approximately $404.7 million of unused lines of credit available and are eligible to be drawn down under our revolving credit facility. Management believes its liquidity and sources of capital are satisfactory for the Company’s needs in the foreseeable future.

We anticipate that our operating income and cash flows will be sufficient to operate our business and meet any commitments for the foreseeable future.

Financial Condition

Liquidity and Capital Resources

Material changes in the balance sheet accounts from December 31, 2022 to March 31, 2023 include the following:

•A $14.4 million increase in accounts receivable due to timing of receipts. See discussion below.

•A $7.9 million decrease in prepaid income taxes due to timing of payments.

•An $11.2 million increase in income tax due to timing of payments.

•A $37.2 million decline in accrued compensation due to payment of 2022 bonuses in the first quarter of 2023.

•An $8.3 million increase in other current liabilities due mainly to the healthcare worker retention bonus program at VITAS.

•A $76.3 million decrease in long-term debt due to repayments.

Net cash provided by operating activities decreased $40.6 million from March 31, 2022 to March 31, 2023. The main drivers of the decrease are a decrease in net income of $10.0 million, and a $33.9 million increase in accounts receivable. Significant changes in our accounts receivable balances are typically driven by the timing of payments received from the Federal government at our VITAS subsidiary. We typically receive a payment in excess of $42.0 million from the Federal government for hospice services every other Friday. The timing of a period end will have a significant impact on the accounts receivable at VITAS. These changes generally normalize over a two-year period, as cash flow variations in one year are offset in the following year.

Management continually evaluates cash utilization alternatives, including share repurchase, debt repurchase, acquisitions and increased dividends to determine the most beneficial use of available capital resources.

Commitments and Contingencies

Collectively, the terms of the 2022 Credit Facilities require us to meet various financial covenants, to be tested quarterly. We are in compliance with all financial and other debt covenants as of March 31, 2023 and anticipate remaining in compliance throughout the foreseeable future.

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

Results of Operations

Three months ended March 31, 2023 versus 2022 - Consolidated Results

Our service revenues and sales for the first quarter of 2023 increased 5.6% versus services and sales revenues for the first quarter of 2022. Of this increase, an $18.3 million increase was attributable to Roto-Rooter, and an $11.3 million increase was attributable to VITAS. The following chart shows the components of revenue by operating segment (in thousands):

	Three months ended March 31,		Increase/(Decrease)
	2023	2022	Percent
VITAS
Routine homecare	$267,050	$257,636	3.7
Continuous care	19,941	19,578	1.9
General inpatient	29,093	26,570	9.5
Other	3,021	3,007	0.5
Subtotal	319,105	306,791	4.0
Medicare cap adjustment	(2,750)	(2,500)	(10.0)
Room and board - net	(2,769)	(2,117)	(30.8)
Implicit price concessions	(3,108)	(2,985)	(4.1)
Net revenue	$310,478	$299,189	3.8

Roto-Rooter
Drain cleaning	$66,489	$66,687	(0.3)
Plumbing	50,453	47,672	5.8
Excavation	59,576	55,188	8.0
Other	193	165	17.0
Subtotal - short term core	176,711	169,712	4.1
Water restoration	50,762	40,360	25.8
Independent contractors	23,300	21,418	8.8
Outside franchisee fees	1,351	1,317	2.6
Other	4,745	4,191	13.2
Gross revenue	256,869	236,998	8.4
Implicit price concessions	(7,190)	(5,638)	(27.5)
Net revenue	249,679	231,360	7.9
Total Revenues	$560,157	$530,549	5.6

Days of care at VITAS during the quarters were as follows:

	Three months ended March 31,		Increase/(Decrease)
	2023	2022	Percent

Routine homecare	1,286,437	1,258,672	2.2
Nursing home	265,429	248,468	6.8
Respite	5,760	5,368	7.3
Subtotal routine homecare and respite	1,557,626	1,512,508	3.0
General inpatient	26,369	24,587	7.2
Continuous care	20,686	21,082	(1.9)
Total days of care	1,604,681	1,558,177	3.0

The increase in service revenues at VITAS is comprised primarily of a 3.0% increase in days-of-care and a geographically weighted average Medicare reimbursement rate increase of approximately 2.9%, partially offset by 200-basis points as a result of CMS reimplementing the 2.0% sequestration cut that was suspended at the start of the pandemic in 2020. Acuity mix shift had minimal impact in the quarter when compared to the prior year revenue and level-of-care mix. The combination of Medicare cap and other contra revenue changes negatively impacted revenue growth by 10-basis points.

The increase in plumbing revenues for the first quarter of 2023 versus 2022 is attributable to a 13.0% increase in price and service mix shift offset by a 7.2% decrease in job count. Excavation and water restoration jobs are generally sold as a result of initial calls from customers regarding drain cleaning issues. As a result, the 8.0% increase in excavation revenue and the 25.8% increase in water restoration revenue are mainly a function of the numbers and size of drain cleaning issues we encounter on a quarterly basis. Independent Contractor revenue increased 8.8% due mainly to increased expansion into water restoration.

The consolidated gross margin was 33.8% in the first quarter of 2023 as compared with 36.6% in the first quarter of 2022. On a segment basis, VITAS’ gross margin was 18.3% in the first quarter of 2023 as compared with 24.0%, in the first quarter of 2022. The decrease in gross margin at VITAS is mostly the result of the $10.9 million expense recorded in the first quarter of 2023 for the licensed healthcare worker retention bonus program. The Roto-Rooter segment’s gross margin was 53.1% for the first quarter of 2023 as compared with 52.8% in the first quarter of 2022.

Selling, general and administrative expenses (“SG&A”) comprise (in thousands):

	Three months ended March 31,
	2023	2022
SG&A expenses before long-term incentive compensation and the impact of market value adjustments related to deferred compensation trusts	$97,902	$92,578
Impact of market value adjustments related to assets held in deferred compensation trusts	(321)	(3,934)
Long-term incentive compensation	2,514	1,310
Total SG&A expenses	$100,095	$89,954

SG&A expenses before long-term incentive compensation and the impact of market value adjustments related to deferred compensation trusts for the first quarter of 2023 were up 5.8% when compared to the first quarter of 2022. This increase was mainly a result of variable selling and general administrative expenses and overall inflation-related cost increases, including salary at both operating units.

Other (expense)/income – net comprise (in thousands):

	Three months ended March 31,
	2023	2022
Market value adjustment on assets held in deferred compensation trusts	$(321)	$(3,934)
Interest income	150	73
Other	68	(1)
Total expense - net	$(103)	$(3,862)

Our effective tax rate reconciliation is as follows (in thousands):

	Three months ended March 31,
	2023	2022

Income tax provision calculated at the statutory federal rate	$14,945	$17,787
Stock compensation tax benefits	(1,650)	(1,441)
State and local income taxes	2,940	3,241
Other--net	809	946
Income tax provision	$17,044	$20,533
Effective tax rate	23.9%	24.2%

Net income for both periods included the following after-tax items/adjustments that (reduced) or increased after-tax earnings (in thousands):

	Three months ended March 31,
	2023	2022
VITAS
Licensed healthcare worker retention bonus	$(8,144)	$-
Direct costs related to COVID-19	-	(292)
Roto-Rooter
Amortization of reacquired franchise agreements	(1,729)	(1,729)
Litigation settlements	(1,290)	-
Direct costs related to COVID-19	-	(706)
Corporate
Stock option expense	(7,010)	(6,166)
Long-term incentive compensation	(2,223)	(1,159)
Excess tax benefits on stock compensation	1,650	1,441
Total	$(18,746)	$(8,611)

Three months ended March 31, 2023 versus 2022 - Segment Results

Net income/(loss) for the first quarter of 2023 versus the first quarter of 2022 by segment (in thousands):

	Three months ended March 31,
	2023	2022
VITAS	$24,764	$36,481
Roto-Rooter	47,653	43,937
Corporate	(18,296)	(16,249)
	$54,121	$64,169

VITAS’ after-tax earnings decreased primarily due to the $8.1 million in after-tax expense related to VITAS’ licensed healthcare worker retention bonus program, as well as the reimplementation of the 2.0% sequestration cut that was suspended at the start of the pandemic in 2020, in the first quarter of 2023 when compared to the first quarter of 2022. After-tax earnings as a percent of revenue at VITAS in the first quarter of 2023 was 8.0% as compared to 12.2% in the first quarter of 2022.

Roto-Rooter’s net income was impacted in the first quarter of 2023 compared to the first quarter of 2022 primarily by higher revenue. After-tax earnings as a percent of revenue at Roto-Rooter in the first quarter of 2023 was 19.1%, as compared to 19.0% in the first quarter of 2022.

After-tax Corporate expenses for the first quarter of 2023 increased 12.6% when compared to 2022 due to a $1.9 million increase in stock-based compensation.

CHEMED CORPORATION AND SUBSIDIARY COMPANIES
CONSOLIDATING STATEMENTS OF INCOME
FOR THE THREE MONTHS ENDED MARCH 31, 2023
(in thousands)(unaudited)

				Chemed
	VITAS	Roto-Rooter	Corporate	Consolidated
2023 (a)
Service revenues and sales	$310,478	$249,679	$-	$560,157
Cost of services provided and goods sold	253,654	117,051	-	370,705
Selling, general and administrative expenses	23,336	60,813	15,946	100,095
Depreciation	4,958	7,312	16	12,286
Amortization	26	2,487	-	2,513
Other operating expense	12	1,727	-	1,739
Total costs and expenses	281,986	189,390	15,962	487,338
Income/(loss) from operations	28,492	60,289	(15,962)	72,819
Interest expense	(50)	(133)	(1,368)	(1,551)
Intercompany interest income/(expense)	4,648	2,743	(7,391)	-
Other (expense)/ income—net	189	29	(321)	(103)
Income/(expense) before income taxes	33,279	62,928	(25,042)	71,165
Income taxes	(8,515)	(15,275)	6,746	(17,044)
Net income/(loss)	$24,764	$47,653	$(18,296)	$54,121

(a) The following amounts are included in net income (in thousands):
				Chemed
	VITAS	Roto-Rooter	Corporate	Consolidated
Pretax benefit/(cost):
Licensed healthcare worker retention bonus	$(10,916)	$-	$-	$(10,916)
Stock option expense	-	-	(8,482)	(8,482)
Long-term incentive compensation	-	-	(2,514)	(2,514)
Amortization of reacquired franchise agreements	-	(2,352)	-	(2,352)
Litigation settlements	-	(1,756)	-	(1,756)
Total	$(10,916)	$(4,108)	$(10,996)	$(26,020)

				Chemed
	VITAS	Roto-Rooter	Corporate	Consolidated
After-tax benefit/(cost):
Licensed healthcare worker retention bonus	$(8,144)	$-	$-	$(8,144)
Stock option expense	-	-	(7,010)	(7,010)
Long-term incentive compensation	-	-	(2,223)	(2,223)
Amortization of reacquired franchise agreements	-	(1,729)	-	(1,729)
Litigation settlements	-	(1,290)	-	(1,290)
Excess tax benefits on stock compensation	-	-	1,650	1,650
Total	$(8,144)	$(3,019)	$(7,583)	$(18,746)

CHEMED CORPORATION AND SUBSIDIARY COMPANIES
CONSOLIDATING STATEMENTS OF INCOME
FOR THE THREE MONTHS ENDED MARCH 31, 2022
(in thousands)(unaudited)

				Chemed
	VITAS	Roto-Rooter	Corporate	Consolidated
2022 (a)
Service revenues and sales	$299,189	$231,360	$-	$530,549
Cost of services provided and goods sold	227,240	109,312	-	336,552
Selling, general and administrative expenses	22,453	56,954	10,547	89,954
Depreciation	5,551	6,569	18	12,138
Amortization	24	2,494	-	2,518
Other operating expense/(income)	(148)	161	-	13
Total costs and expenses	255,120	175,490	10,565	441,175
Income/(loss) from operations	44,069	55,870	(10,565)	89,374
Interest expense	(52)	(115)	(643)	(810)
Intercompany interest income/(expense)	4,656	2,176	(6,832)	-
Other (expense)/income—net	37	35	(3,934)	(3,862)
Income/(expense) before income taxes	48,710	57,966	(21,974)	84,702
Income taxes	(12,229)	(14,029)	5,725	(20,533)
Net income/(loss)	$36,481	$43,937	$(16,249)	$64,169

(a) The following amounts are included in net income (in thousands):
				Chemed
	VITAS	Roto-Rooter	Corporate	Consolidated
Pretax benefit/(cost):
Stock option expense	$-	$	$(7,451)	$(7,451)
Amortization of reacquired franchise agreements	-	(2,352)	-	(2,352)
Direct costs related to COVID-19	(391)	(961)	-	(1,352)
Long-term incentive compensation	-	-	(1,310)	(1,310)
Total	$(391)	$(3,313)	$(8,761)	$(12,465)

				Chemed
	VITAS	Roto-Rooter	Corporate	Consolidated
After-tax benefit/(cost):
Stock option expense	$-	$-	$(6,166)	$(6,166)
Amortization of reacquired franchise agreements	-	(1,729)	-	(1,729)
Long-term incentive compensation	-	-	(1,159)	(1,159)
Direct costs related to COVID-19	(292)	(706)	-	(998)
Excess tax benefits on stock compensation	-	-	1,441	1,441
Total	$(292)	$(2,435)	$(5,884)	$(8,611)

Unaudited Consolidating Summary and Reconciliation of Adjusted EBITDA

Chemed Corporation and Subsidiary Companies
(in thousands)				Chemed
For the three months ended March 31, 2023	VITAS	Roto-Rooter	Corporate	Consolidated

Net income/(loss)	$24,764	$47,653	$(18,296)	$54,121
Add/(deduct):
Interest expense	50	133	1,368	1,551
Income taxes	8,515	15,275	(6,746)	17,044
Depreciation	4,958	7,312	16	12,286
Amortization	26	2,487	-	2,513
EBITDA	38,313	72,860	(23,658)	87,515
Add/(deduct):
Intercompany interest expense/(income)	(4,648)	(2,743)	7,391	-
Interest income	(121)	(29)	-	(150)
Licensed healthcare retention bonus	10,916	-	-	10,916
Stock option expense	-	-	8,482	8,482
Long-term incentive compensation	-	-	2,514	2,514
Litigation settlements	-	1,756	-	1,756
Adjusted EBITDA	$44,460	$71,844	$(5,271)	$111,033

				Chemed
For the three months ended March 31, 2022	VITAS	Roto-Rooter	Corporate	Consolidated

Net income/(loss)	$36,481	$43,937	$(16,249)	$64,169
Add/(deduct):
Interest expense	52	115	643	810
Income taxes	12,229	14,029	(5,725)	20,533
Depreciation	5,551	6,569	18	12,138
Amortization	24	2,494	-	2,518
EBITDA	54,337	67,144	(21,313)	100,168
Add/(deduct):
Intercompany interest expense/(income)	(4,656)	(2,176)	6,832	-
Interest income	(37)	(36)	-	(73)
Stock option expense	-	-	7,451	7,451
Direct costs related to COVID-19	391	961	-	1,352
Long-term incentive compensation	-	-	1,310	1,310
Adjusted EBITDA	$50,035	$65,893	$(5,720)	$110,208

RECONCILIATION OF ADJUSTED NET INCOME
(in thousands, except per share data)(unaudited)

	Three Months Ended March 31,
	2023	2022
Net income as reported	$54,121	$64,169

Add/(deduct) pre-tax cost of:
Licensed healthcare worker retention bonus	10,916	-
Stock option expense	8,482	7,451
Long-term incentive compensation	2,514	1,310
Amortization of reacquired franchise agreements	2,352	2,352
Litigation settlements	1,756	-
Direct costs related to COVID-19	-	1,352
Add/(deduct) tax impacts:
Tax impact of the above pre-tax adjustments (1)	(5,624)	(2,413)
Excess tax benefits on stock compensation	(1,650)	(1,441)
Adjusted net income	$72,867	$72,780

Diluted Earnings Per Share As Reported
Net income	$3.58	$4.22
Average number of shares outstanding	15,110	15,192

Adjusted Diluted Earnings Per Share
Adjusted net income	$4.82	$4.79
Adjusted average number of shares outstanding	15,110	15,192

(1) The tax impact of pre-tax adjustments was calculated using the effective tax rate of the operating unit for which each adjustment is associated.

CHEMED CORPORATION AND SUBSIDIARY COMPANIES
OPERATING STATISTICS FOR VITAS SEGMENT
(unaudited)
	Three Months Ended March 31,
OPERATING STATISTICS	2023	2022
Net revenue ($000)
Homecare	$267,050	$257,636
Inpatient	29,093	26,570
Continuous care	19,941	19,578
Other	3,021	3,007
Subtotal	$319,105	$306,791
Room and board, net	(2,769)	(2,117)
Contractual allowances	(3,108)	(2,985)
Medicare cap allowance	(2,750)	(2,500)
Total	$310,478	$299,189
Net revenue as a percent of total before Medicare cap allowances
Homecare	83.7%	84.0%
Inpatient	9.1	8.7
Continuous care	6.2	6.4
Other	1.0	0.9
Subtotal	100.0	100.0
Room and board, net	(0.8)	(0.7)
Contractual allowances	(1.0)	(1.0)
Medicare cap allowance	(0.9)	(0.8)
Total	97.3%	97.5%
Days of care
Homecare	1,286,437	1,258,672
Nursing home	265,429	248,468
Respite	5,760	5,368
Subtotal routine homecare and respite	1,557,626	1,512,508
Inpatient	26,369	24,587
Continuous care	20,686	21,082
Total	1,604,681	1,558,177

Number of days in relevant time period	90	90

Average daily census (days)
Homecare	14,294	13,985
Nursing home	2,949	2,761
Respite	64	60
Subtotal routine homecare and respite	17,307	16,806
Inpatient	293	273
Continuous care	230	234
Total	17,830	17,313

Total Admissions	16,179	16,530
Total Discharges	15,405	16,862
Average length of stay (days)	99.9	104.8
Median length of stay (days)	15.0	14.0

ADC by major diagnosis
Cerebro	41.8%	36.7%
Neurological	19.3	22.9
Cancer	10.5	11.1
Cardio	16.0	15.9
Respiratory	7.3	7.4
Other	5.1	6.0
Total	100.0%	100.0%
Admissions by major diagnosis
Cerebro	26.4	22.9%
Neurological	10.7	12.9
Cancer	24.7	24.9
Cardio	16.2	14.1
Respiratory	10.9	11.1
Other	11.1	14.1
Total	100.0%	100.0%

Estimated uncollectible accounts as a percent of revenues	1.0%	1.0%
Accounts receivable --
Days of revenue outstanding- excluding unapplied Medicare payments	34.7	33.6
Days of revenue outstanding- including unapplied Medicare payments	29.2	23.9

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

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

The Company’s primary market risk exposure relates to interest rate risk exposure through its variable interest line of credit. At March 31, 2023, the Company had $21.3 million of variable rate debt outstanding. For each $10 million borrowed under the credit facility, an increase or decrease of 100 basis points (1%), increases or decreases the Company’s annual interest expense by $100,000.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Item 2(c).    Purchases of Equity Securities by Issuer and Affiliated Purchasers

The following table shows the activity related to our share repurchase program for the first three months of 2023:

	Total Number	Weighted Average	Cumulative Shares	Dollar Amount
	of Shares	Price Paid Per	Repurchased Under	Remaining Under
	Repurchased	Share	the Program	The Program

February 2011 Program
January 1 through January 31, 2023	-	$-	10,458,154	$87,867,735
February 1 through February 28, 2023	-	-	10,458,154	87,867,735
March 1 through March 31, 2023	-	-	10,458,154	$87,867,735

First Quarter Total	-	$-

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

101

The following materials from Chemed Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023 formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) The Condensed Consolidated Balance Sheet, (ii) The Condensed Consolidated Statement of Income, (iii) The Condensed Consolidated Statement of Cash Flows, (iv) The Condensed Statement of Equity, and (v) Notes to the Condensed Consolidated Financial Statements.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, formatted in iXBRL and contained in Exhibit 101.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Chemed Corporation
(Registrant)

Dated:	April 28, 2023	By:	/s/ Kevin J. McNamara
Kevin J. McNamara
(President and Chief Executive Officer)

Dated:	April 28, 2023	By:	/s/ David P. Williams
David P. Williams
(Executive Vice President and Chief Financial Officer)

Dated:	April 28, 2023	By:	/s/ Michael D. Witzeman
Michael D. Witzeman
(Vice President and Controller)