Form 10-Q
period 2023-06-30
CHEMED CORP
filed 2023-07-28
CIK 19584

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒    Quarterly Report Under Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended June 30, 2023

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	☐	No	☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of Each Exchange on which Registered	Amount	Date

Capital Stock $1 Par Value	CHE	New York Stock Exchange	15,076,619 Shares	June 30, 2023

CHEMED CORPORATION AND

SUBSIDIARY COMPANIES

Index

Page No.
PART I. FINANCIAL INFORMATION:

Item 1. Financial Statements
Unaudited Consolidated Balance Sheets -
June 30, 2023 and December 31, 2022	3

Unaudited Consolidated Statements of Income -
Three and six months ended June 30, 2023 and 2022	4

Unaudited Consolidated Statements of Cash Flows -
Six months ended June 30, 2023 and 2022	5

Unaudited Consolidated Statements of Changes in Stockholders’ Equity-
Three and six months ended June 30, 2023 and 2022	6

Notes to Unaudited Consolidated Financial Statements	8

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	22

Item 3. Quantitative and Qualitative Disclosures about Market Risk	39

Item 4. Controls and Procedures	39

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	39

Item 1A. Risk Factors	39

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	40

Item 3. Defaults Upon Senior Securities	40

Item 4. Mine Safety Disclosures	40

Item 5. Other Information	40

Item 6. Exhibits	41

EX – 31.1
EX – 31.2
EX – 31.3
EX – 32.1
EX – 32.2
EX – 32.3
EX – 101
EX – 104

SIGNATURES	42

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
CHEMED CORPORATION AND SUBSIDIARY COMPANIES
UNAUDITED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	June 30, 2023	December 31, 2022
ASSETS
Current assets
Cash and cash equivalents	$159,924	$74,126
Accounts receivable	120,314	139,408
Inventories	11,684	10,272
Prepaid income taxes	16,666	18,515
Prepaid expenses	28,572	30,291
Total current assets	337,160	272,612
Investments of deferred compensation plans	99,522	93,196
Properties and equipment, at cost, less accumulated depreciation of $341,908 (2022- $335,920)	208,101	199,714
Lease right of use asset	127,215	135,662
Identifiable intangible assets less accumulated amortization of $43,929 (2022 - $67,716)	94,932	99,726
Goodwill	581,542	581,295
Other assets	56,708	59,807
Total Assets	$1,505,180	$1,442,012

LIABILITIES
Current liabilities
Accounts payable	$41,058	$41,884
Current portion of long-term debt	-	5,000
Accrued insurance	57,461	58,515
Accrued compensation	74,384	87,350
Accrued legal	6,096	4,456
Short-term lease liability	38,779	38,996
Other current liabilities	84,709	61,004
Total current liabilities	302,487	297,205
Deferred income taxes	36,681	38,613
Long-term debt	-	92,500
Deferred compensation liabilities	98,941	92,330
Long-term lease liability	102,112	110,513
Other liabilities	12,880	12,136
Total Liabilities	553,101	643,297
Commitments and contingencies (Note 10)
STOCKHOLDERS' EQUITY
Capital stock - authorized 80,000,000 shares $1 par; issued 36,996,451 shares (2022 - 36,795,792 shares)	36,996	36,796
Paid-in capital	1,240,415	1,149,899
Retained earnings	2,294,004	2,197,918
Treasury stock - 21,983,002 shares (2022 - 21,920,993 shares)	(2,621,657)	(2,588,145)
Deferred compensation payable in Company stock	2,321	2,247
Total Stockholders' Equity	952,079	798,715
Total Liabilities and Stockholders' Equity	$1,505,180	$1,442,012

See Accompanying Notes to Unaudited Consolidated Financial Statements.

CHEMED CORPORATION AND SUBSIDIARY COMPANIES
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Service revenues and sales	$553,816	$531,288	$1,113,973	$1,061,837
Cost of services provided and goods sold (excluding depreciation)	374,193	336,821	744,898	673,373
Selling, general and administrative expenses	94,987	87,853	195,082	177,807
Depreciation	12,634	12,714	24,920	24,852
Amortization	2,514	2,520	5,027	5,038
Other operating expense/(income)	(18)	(558)	1,721	(545)
Total costs and expenses	484,310	439,350	971,648	880,525
Income from operations	69,506	91,938	142,325	181,312
Interest expense	(771)	(902)	(2,322)	(1,712)
Other expense/(income) - net	1,609	(4,930)	1,506	(8,792)
Income before income taxes	70,344	86,106	141,509	170,808
Income taxes	(16,967)	(19,650)	(34,011)	(40,183)
Net income	$53,377	$66,456	$107,498	$130,625

Earnings Per Share:
Net income	$3.54	$4.45	$7.16	$8.73
Average number of shares outstanding	15,058	14,932	15,013	14,959

Diluted Earnings Per Share:
Net income	$3.51	$4.40	$7.09	$8.62
Average number of shares outstanding	15,219	15,111	15,167	15,152

Cash Dividends Per Share	$0.38	$0.36	$0.76	$0.72

See Accompanying Notes to Unaudited Consolidated Financial Statements.

CHEMED CORPORATION AND SUBSIDIARY COMPANIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Six Months Ended June 30,
	2023	2022
Cash Flows from Operating Activities
Net income	$107,498	$130,625
Adjustments to reconcile net income to net cash provided
by operating activities:
Depreciation and amortization	29,947	29,890
Stock option expense	16,882	14,667
Noncash long-term incentive compensation	3,493	2,497
Benefit of deferred income taxes	(1,932)	(2,129)
Noncash directors' compensation	1,444	1,170
Amortization of debt issuance costs	420	153
Changes in operating assets and liabilities:
Decrease in accounts receivable	20,100	887
Increase in inventories	(1,412)	(587)
Decrease in prepaid expenses	1,719	3,689
Increase/(decrease) in accounts payable and other current liabilities	8,561	(24,001)
Change in current income taxes	1,865	27
Net change in lease assets and liabilities	(1,046)	705
(Increase)/decrease in other assets	(3,810)	2,071
Increase/(decrease) in other liabilities	7,344	(1,491)
Other sources/(uses)	1,736	(503)
Net cash provided by operating activities	192,809	157,670
Cash Flows from Investing Activities
Capital expenditures	(33,420)	(25,610)
Proceeds from sale of fixed assets	360	1,757
Business combinations, net of cash acquired	(305)	(1,650)
Other uses	(169)	(132)
Net cash used by investing activities	(33,534)	(25,635)
Cash Flows from Financing Activities
Payments on other long-term debt	(97,500)	-
Proceeds from other long-term debt	-	100,000
Proceeds from exercise of stock options	53,675	12,869
Purchases of treasury stock	(13,425)	(77,214)
Dividends paid	(11,412)	(10,722)
Capital stock surrendered to pay taxes on stock-based compensation	(5,313)	(12,115)
Payments on revolving line of credit	-	(263,300)
Proceeds from revolving line of credit	-	95,100
Change in cash overdrafts payable	-	1,716
Debt issuance costs	-	(1,510)
Other sources/(uses)	498	(114)
Net cash used by financing activities	(73,477)	(155,290)
Increase/(Decrease) in Cash and Cash Equivalents	85,798	(23,255)
Cash and cash equivalents at beginning of period	74,126	32,895
Cash and cash equivalents at end of period	$159,924	$9,640

See Accompanying Notes to Unaudited Consolidated Financial Statements.

CHEMED CORPORATION AND SUBSIDIARY COMPANIES
UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(in thousands, except per share data)

For the three months ended June 30, 2023 and 2022:					Deferred
					Compensation
				Treasury	Payable in
	Capital	Paid-in	Retained	Stock-	Company
	Stock	Capital	Earnings	at Cost	Stock	Total
Balance at March 31, 2023	36,884	1,186,119	2,246,354	(2,591,588)	2,284	$880,053
Net income	-	-	53,377	-	-	53,377
Dividends paid ($0.38 per share)	-	-	(5,727)	-	-	(5,727)
Stock awards and exercise of stock options	112	53,657	-	(16,608)	-	37,161
Purchases of treasury stock	-	-	-	(13,425)	-	(13,425)
Other	-	639	-	(36)	37	640
Balance at June 30, 2023	$36,996	$1,240,415	$2,294,004	$(2,621,657)	$2,321	$952,079
					Deferred
					Compensation
			`	Treasury	Payable in
	Capital	Paid-in	Retained	Stock-	Company
	Stock	Capital	Earnings	at Cost	Stock	Total
Balance at March 31, 2022	36,579	1,064,448	2,029,158	(2,465,716)	2,236	666,705
Net income	-	-	66,456	-	-	66,456
Dividends paid ($0.36 per share)	-	-	(5,400)	-	-	(5,400)
Stock awards and exercise of stock options	72	25,274	-	(17,693)	-	7,653
Purchases of treasury stock	-	-	-	(49,861)	-	(49,861)
Other	-	(593)	-	(36)	36	(593)
Balance at June 30, 2022	$36,651	$1,089,129	$2,090,214	$(2,533,306)	$2,272	$684,960

See Accompanying Notes to Unaudited Consolidated Financial Statements.

CHEMED CORPORATION AND SUBSIDIARY COMPANIES
UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(in thousands, except per share data)
For the six months ended June 30, 2023 and 2022:					Deferred
					Compensation
				Treasury	Payable in
	Capital	Paid-in	Retained	Stock-	Company
	Stock	Capital	Earnings	at Cost	Stock	Total
Balance at December 31, 2022	36,796	1,149,899	2,197,918	(2,588,145)	2,247	798,715
Net income	-	-	107,498	-	-	107,498
Dividends paid ($0.76 per share)	-	-	(11,412)	-	-	(11,412)
Stock awards and exercise of stock options	200	89,995	-	(20,014)	-	70,181
Purchases of treasury stock	-	-	-	(13,425)	-	(13,425)
Other	-	521	-	(73)	74	522
Balance at June 30, 2023	$36,996	$1,240,415	$2,294,004	$(2,621,657)	$2,321	$952,079
					Deferred
					Compensation
				Treasury	Payable in
	Capital	Paid-in	Retained	Stock-	Company
	Stock	Capital	Earnings	at Cost	Stock	Total
Balance at December 31, 2021	36,514	1,044,341	1,970,311	(2,430,094)	2,201	623,273
Net income	-	-	130,625	-	-	130,625
Dividends paid ($0.72 per share)	-	-	(10,722)	-	-	(10,722)
Stock awards and exercise of stock options	137	44,877	-	(25,926)	-	19,088
Purchases of treasury stock	-	-	-	(77,214)	-	(77,214)
Other	-	(89)	-	(72)	71	(90)
Balance at June 30, 2022	$36,651	$1,089,129	$2,090,214	$(2,533,306)	$2,272	$684,960

See Accompanying Notes to Unaudited Consolidated Financial Statements.

CHEMED CORPORATION AND SUBSIDIARY COMPANIES

Notes to Unaudited Consolidated Financial Statements

1.    Basis of Presentation

As used herein, the terms “We,” “Company” and “Chemed” refer to Chemed Corporation or Chemed Corporation and its consolidated subsidiaries.

We have prepared the accompanying unaudited consolidated financial statements of Chemed in accordance with Rule 10-01 of SEC Regulation S-X. Consequently, we have omitted certain disclosures required under generally accepted accounting principles in the United States (“GAAP”) for complete financial statements. The December 31, 2022 balance sheet data were derived from audited financial statements but do not include all disclosures required by GAAP. However, in our opinion, the financial statements presented herein contain all adjustments, consisting only of normal recurring adjustments, necessary to state fairly our financial position, results of operations and cash flows. The results of operations for the three and six months ended June 30, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023 or any other future period, and we make no representations related thereto. These financial statements are prepared on the same basis as and should be read in conjunction with the audited Consolidated Financial Statements and related Notes included in our Annual Report on Form 10-K for the year ended December 31, 2022.

CLOUD COMPUTING

As of June 30, 2023, Roto-Rooter has no significant capitalized implementation costs related to cloud computing.

VITAS utilizes a human resources system that is considered a cloud computing arrangement. We have capitalized approximately $5.6 million related to implementation of this project which is included in prepaid assets in the accompanying balance sheets. The VITAS human resource system was placed into service in January 2020 and is being amortized over 5.7 years. For the three months ended June 30, 2023 and 2022, $249,000 has been amortized, respectively. For the six months ended June 30, 2023 and 2022, $497,000 has been amortized, respectively.

INCOME TAXES

Our effective income tax rate was 24.1% in the second quarter of 2023 compared to 22.8% during the second quarter of 2022. Excess tax benefit on stock options exercised reduced our income tax expenses by $1.5 million and $2.5 million for the quarters ended June 30, 2023 and 2022, respectively.

Our effective income tax rate was 24.0% in the first six months of 2023 compared to 23.5% during the first six months of 2022. Excess tax benefit on stock options exercised reduced our income tax expenses by $3.2 million and $3.9 million for the first six months ended June 30, 2023 and 2022, respectively.

NON-CASH TRANSACTIONS

Included in the accompanying Consolidated Balance Sheets are $2.1 million and $1.9 million of capitalized property and equipment which were not paid for as of June 30, 2023 and December 31, 2022, respectively. Accrued property and equipment purchases have been excluded from capital expenditures in the accompanying Consolidated Statements of Cash Flow. There are no material non-cash amounts included in interest expense for any period presented.

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

Care is provided to patients regardless of their ability to pay. Patients who meet our criteria for charity care are provided care without charge. There is no revenue or associated accounts receivable in the accompanying Consolidated Financial Statements related to charity care. The cost of providing charity care for the quarter ended June 30, 2023 and 2022 was $2.2 million and $1.9 million, respectively. The cost of providing charity care during the first six months ended June 30, 2023 and 2022 was $4.2 million and $4.0 million, respectively. The cost of charity care is included in cost of services provided and goods sold and is calculated by taking the ratio of charity care days to total days of care and multiplying by the total cost of care.

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

We are subject to certain limitations on Medicare payments for services which are considered variable consideration, as follows:

Inpatient Cap. If the number of inpatient care days any hospice program provides to Medicare beneficiaries exceeds 20% of the total days of hospice care such program provided to all Medicare patients for an annual period beginning September 28, the days in excess of the 20% figure may be reimbursed only at the routine homecare rate. None of VITAS’ hospice programs exceeded the payment limits on inpatient services during the three months ended June 30, 2023 and 2022.

Medicare Cap. We are also subject to a Medicare annual per-beneficiary cap (“Medicare cap”). Compliance with the Medicare cap is measured in one of two ways based on a provider election. The “streamlined” method compares total Medicare payments received under a Medicare provider number with respect to services provided to all Medicare hospice care beneficiaries in the program or programs covered by that Medicare provider number with the product of the per-beneficiary cap amount and the number of Medicare beneficiaries electing hospice care for the first time from that hospice program or programs from September 28 through September 27 of the following year. At June 30, 2023, all our programs except one are using the “streamlined” method.

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

We actively monitor each of our hospice programs, by provider number, as to their specific admission, discharge rate and median length of stay data in an attempt to determine whether revenues are likely to exceed the annual per-

beneficiary Medicare cap. Should we determine that revenues for a program are likely to exceed the Medicare cap based on projected trends, we attempt to institute corrective actions, which include changes to the patient mix and increased patient admissions. However, should we project our corrective action will not prevent that program from exceeding its Medicare cap, we estimate revenue recognized during the government fiscal year that will require repayment to the Federal government under the Medicare cap and record an adjustment to revenue of an amount equal to a ratable portion of our best estimate for the year.

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

The composition of patient care service revenue by payor and level of care for the quarter ended June 30, 2023 is as follows (in thousands):

	Medicare	Medicaid	Commercial	Total
Routine home care	$260,770	$11,388	$5,958	$278,116
Continuous care	19,403	864	814	21,081
Inpatient care	23,899	1,848	1,654	27,401
	$304,072	$14,100	$8,426	$326,598

All other revenue - self-pay, respite care, etc.				3,154
Subtotal				$329,752
Medicare cap adjustment				(2,750)
Implicit price concessions				(3,237)
Room and board, net				(2,904)
Net revenue				$320,861

The composition of patient care service revenue by payor and level of care for the quarter ended June 30, 2022 is as follows (in thousands):

	Medicare	Medicaid	Commercial	Total
Routine home care	$241,028	$11,119	$5,484	$257,631
Continuous care	18,044	735	759	19,538
Inpatient care	21,595	1,807	1,217	24,619
	$280,667	$13,661	$7,460	$301,788

All other revenue - self-pay, respite care, etc.				3,213
Subtotal				$305,001
Medicare cap adjustment				(2,000)
Implicit price concessions				(3,054)
Room and board, net				(2,166)
Net revenue				$297,781

The composition of patient care service revenue by payor and level of care for six months ended June 30, 2023 is as follows (in thousands):

	Medicare	Medicaid	Commercial	Total
Routine home care	$511,686	$21,956	$11,524	$545,166
Continuous care	37,912	1,514	1,596	41,022
Inpatient care	49,419	4,280	2,795	56,494
	$599,017	$27,750	$15,915	$642,682

All other revenue - self-pay, respite care, etc.				6,175
Subtotal				$648,857
Medicare cap adjustment				(5,500)
Implicit price concessions				(6,346)
Room and board, net				(5,672)
Net revenue				$631,339

The composition of patient care service revenue by payor and level of care for the six months ended June 30, 2022 is as follows (in thousands):

	Medicare	Medicaid	Commercial	Total
Routine home care	$482,365	$22,026	$10,876	$515,267
Continuous care	36,020	1,550	1,546	39,116
Inpatient care	45,022	3,770	2,397	51,189
	$563,407	$27,346	$14,819	$605,572

All other revenue - self-pay, respite care, etc.				6,220
Subtotal				$611,792
Medicare cap adjustment				(4,500)
Implicit price concessions				(6,039)
Room and board, net				(4,283)
Net revenue				$596,970

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

The composition of disaggregated revenue for the second quarter is as follows (in thousands):

	June 30,
	2023	2022
Drain cleaning	$60,362	$64,532
Plumbing	48,719	48,885
Excavation	57,552	55,546
Other	184	155
Subtotal - short term core	166,817	169,118
Water restoration	44,978	43,673
Independent contractors	21,875	21,005
Franchisee fees	1,388	1,370
Other	4,301	4,240
Gross revenue	239,359	239,406
Implicit price concessions and credit memos	(6,404)	(5,899)
Net revenue	$232,955	$233,507

The composition of disaggregated revenue for the first six months is as follows (in thousands):

	June 30,
	2023	2022
Drain cleaning	$126,851	$131,219
Plumbing	99,172	96,557
Excavation	117,128	110,734
Other	377	321
Subtotal - short term core	343,528	338,831
Water restoration	95,741	84,033
Independent contractors	45,175	42,423
Franchisee fees	2,739	2,688
Other	9,045	8,430
Gross revenue	496,228	476,405
Implicit price concessions and credit memos	(13,594)	(11,538)
Net revenue	$482,634	$464,867

3.    Segments

Service revenues and sales by business segment are shown in Note 2. After-tax income/(loss) by business segment are as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
VITAS	$26,128	$35,212	$50,892	$71,694
Roto-Rooter	44,374	47,072	92,027	91,009
Total	70,502	82,284	142,919	162,703
Corporate	(17,125)	(15,828)	(35,421)	(32,078)
Net income	$53,377	$66,456	$107,498	$130,625

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

4.    Earnings per Share

Earnings per share (“EPS”) are computed using the weighted average number of shares of capital stock outstanding. Earnings and diluted earnings per share are computed as follows (in thousands, except per share data):

		Net Income
For the Three Months Ended June 30,		Income	Shares	Earnings per Share
2023
	Earnings	$53,377	15,058	$3.54
	Dilutive stock options	-	115
	Nonvested stock awards	-	46
	Diluted earnings	$53,377	15,219	$3.51

2022
	Earnings	$66,456	14,932	$4.45
	Dilutive stock options	-	139
	Nonvested stock awards	-	40
	Diluted earnings	$66,456	15,111	$4.40

		Net Income
For the Six Months Ended June 30,		Income	Shares	Earnings per Share
2023
	Earnings	$107,498	15,013	$7.16
	Dilutive stock options	-	107
	Nonvested stock awards	-	47
	Diluted earnings	$107,498	15,167	$7.09

2022
	Earnings	$130,625	14,959	$8.73
	Dilutive stock options	-	152
	Nonvested stock awards	-	41
	Diluted earnings	$130,625	15,152	$8.62

For the three and six months ended June 30, 2023, there were 311,335 stock options excluded from the computation of dilutive earnings per share because they would have been anti-dilutive.

For the three and six months ended June 30, 2022, there were 596,000 stock options excluded from the computation of dilutive earnings per share because they would have been anti-dilutive.

5.    Long-Term Debt and Lines of Credit

On June 28, 2022, we replaced our existing credit facility with a fifth amended and restated Credit Agreement (“2022 Credit Facilities”). Terms of the 2022 Credit Facilities consist of a five-year $450.0 million revolver as well as a five-year $100.0 million term loan. Principal payments of $1.25 million on the term loan are due on the last day of each fiscal quarter, with a final payment due at the end of the agreement. The 2022 Credit Facilities have a floating interest rate that is generally the secured overnight financing rate (“SOFR”) plus an additional tiered rate which varies based on our current leverage ratio. As of June 30, 2023, the interest rate is SOFR plus 100 basis points. The 2022 Credit Facilities include an expansion feature that provides the Company the opportunity to increase its revolver and or term loan by an additional $250.0. million.

We made prepayments totaling $75.0 million in the first quarter of 2023, on the $100.0 million term loan. We paid the remaining balance of $21.3 million on April 28, 2023. There are no prepayment penalties associated with this repayment. There are no significant deferred debt issuance costs capitalized related to the term loan. This reduced the borrowing capacity of the 2022 Credit Facilities from $550.0 million to $450.0 million.

The 2022 Credit Facilities contain the following quarterly financial covenants effective as of June 30, 2023:

Description	Requirement

Leverage Ratio (Consolidated Indebtedness/Consolidated Adj. EBITDA)	< 3.50 to 1.00

Interest Coverage Ratio (Consolidated Adj. EBITDA/Consolidated Interest Expense)	> 3.00 to 1.00

We are in compliance with all debt covenants as of June 30, 2023. We have issued $45.3 million in standby letters of credit as of June 30, 2023, mainly for insurance purposes. Issued letters of credit reduce our available credit under the 2022 Credit Facilities. As of June 30, 2023, we have approximately $404.7 million of unused lines of credit available and eligible to be drawn down under the revolving credit facility.

6.    Other Income/(Expense) – Net

Other income/(expense) – net comprises the following (in thousands):

Three months ended June 30,			Six months ended June 30,
2023		2022	2023	2022
Market value adjustment on assets held in
deferred compensation trust	$1,504	$(5,086)	$1,184	$(9,020)
Interest income	113	154	263	226
Other-net	(8)	2	59	2
Total other income/(expense) - net	$1,609	$(4,930)	$1,506	$(8,792)

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

We do not currently have any finance leases, therefore all lease information disclosed is related to operating leases.

The components of balance sheet information related to leases were as follows:

	June 30,	December 31,
	2023	2022
Assets
Operating lease assets	$127,215	$135,662

Liabilities
Current operating leases	38,779	38,996
Noncurrent operating leases	102,112	110,513
Total operating lease liabilities	$140,891	$149,509

The components of lease expense for the second quarter are as follows (in thousands):

	Three months ended June 30,
	2023	2022
Lease Expense (a)
Operating lease expense	$14,944	$13,249
Sublease income	(23)	(45)
Net lease expense	$14,921	$13,204

The component of lease expense for the first six months is as follows (in thousands):

	Six months ended June 30,
	2023	2022
Lease Expense (a)
Operating lease expense	$29,813	$26,300
Sublease income	(46)	(91)
Net lease expense	$29,767	$26,209

(a)Includes short-term leases and variable lease costs, which are immaterial. Included in both cost of services provided and goods sold and selling, general and administrative expenses.

The components of cash flow information related to leases were as follows:

	Six months ended June 30,
	2023	2022
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from leases	$25,055	$25,173

Leased assets obtained in exchange for new operating lease liabilities	$14,340	$27,589

Weighted Average Remaining Lease Term at June 30, 2023
Operating leases	4.46	years

Weighted Average Discount Rate at June 30, 2023
Operating leases	2.77%

Maturity of Operating Lease Liabilities (in thousands)

2023	$23,620
2024	39,993
2025	32,004
2026	24,785
2027	13,856
Thereafter	16,116
Total lease payments	$150,374
Less: interest	(9,483)
Total liability recognized on the balance sheet	$140,891

For leases commencing prior to April 2019, minimum rental payments exclude payments to landlords for real estate taxes and common area maintenance. Operating lease payments include $2.7 million related to extended lease terms that are reasonably certain of being exercised and exclude $2.0 million of lease payments for leases signed but not yet commenced.

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

Three months ended June 30,		Six months ended June 30,
2023	2022	2023	2022
$5,550	$639	$11,424	$3,556

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

In connection with the settlement, VITAS and certain of its subsidiaries entered into a corporate integrity agreement (“CIA”) on October 30, 2017 with a five-year term. The CIA formalized various aspects of VITAS’ already existing Compliance Program and contained requirements designed to document compliance with federal healthcare program requirements. On June 22, 2023, the OIG confirmed that VITAS has satisfied its requirements under the CIA and that the CIA was concluded.

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

11.    Concentration of Risk

As of June 30, 2023, and December 31, 2022, approximately 61% and 64%, respectively, of VITAS’ total accounts receivable balance were from Medicare and 30% and 29%, respectively, of VITAS’ total accounts receivable balance were due from various state Medicaid or managed Medicaid programs. Combined accounts receivable from Medicare, Medicaid, and managed Medicaid represent approximately 71% of the consolidated net accounts receivable in the accompanying consolidated balance sheets as of June 30, 2023.

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

12.    Cash Overdrafts and Cash Equivalents

There were no cash overdrafts payable included in accounts payable at June 30, 2023 and December 31, 2022.

From time to time throughout the year, we invest excess cash in money market funds with major commercial banks. We closely monitor the creditworthiness of the institutions with which we invest our overnight funds. The amount invested was not material for each balance sheet date presented.

13.     Other Assets

Other assets comprise the following (in thousands):

	June 30,	December 31,
	2023	2022

Deposit with OAS	$47,756	$50,274
Cash surrender value life insurance	3,643	3,636
Noncurrent advances and deposits	2,251	2,368
Other long-term receivable	1,747	1,826
Deferred debt costs	1,311	1,703
	$56,708	$59,807

14.     Other Current Liabilities

	June 30,	December 31,
	2023	2022

Healthcare worker retention bonus	$43,384	$19,634
Medicare Cap	13,115	14,380
All other	28,210	26,990
	$84,709	$61,004

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

The following shows the carrying value, fair value and the hierarchy for our financial instruments as of June 30, 2023 (in thousands):

		Fair Value Measure
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Investments of deferred compensation plans held in trust	$99,522	$99,522	$-	$-

The following shows the carrying value, fair value and the hierarchy for our financial instruments as of December 31, 2022 (in thousands):

		Fair Value Measure
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Investments of deferred compensation plans held in trust	$93,196	$93,196	$-	$-
Long-term debt and current portion of long-term debt	97,500	-	97,500	-

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

16.    Capital Stock Repurchase Plan Transactions

We repurchased the following capital stock:

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022

Total cost of repurchased shares (in thousands)	$13,425	$49,861	$13,425	$77,214
Shares repurchased	25,000	100,000	25,000	157,500
Weighted average price per share	$536.98	$498.61	$536.98	$491.81

In May and November 2021, the Board of Directors authorized a total of $600.0 million for additional stock repurchase under Chemed’s existing share repurchase program. We currently have $74.4 million of authorization remaining under this share repurchase plan.

17.    Acquisitions

On June 1, 2023 Roto-Rooter completed the acquisition of one franchise in South Carolina for $305,000 in cash.

In 2022, VITAS purchased the hospice assets of one Florida provider for $1.24 million in cash. Roto-Rooter completed the acquisition of three franchises and the related assets in New Jersey for a total of $2.29 million in cash.

Goodwill is assessed for impairment on a yearly basis as of October 1. All goodwill recognized is deductible for tax purposes.

Shown below is movement in Goodwill (in thousands):

	VITAS	Roto-Rooter	Total
Balance at December 31, 2022	$334,063	$247,232	$581,295
Business combinations	-	207	207
Foreign currency adjustments	-	40	40
Balance at June 30, 2023	$334,063	$247,479	$581,542

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

The following is a summary of the key operating results (in thousands except per share amounts):

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Service revenues and sales	$553,816	$531,288	$1,113,973	$1,061,837
Net income	$53,377	$66,456	$107,498	$130,625
Diluted EPS	$3.51	$4.40	$7.09	$8.62
Adjusted net income	$71,686	$73,090	$144,553	$145,870
Adjusted diluted EPS	$4.71	$4.84	$9.53	$9.63
Adjusted EBITDA	$109,133	$110,907	$220,167	$221,114
Adjusted EBITDA as a % of revenue	19.7%	20.9%	19.8%	20.8%

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

For the three months ended June 30, 2023, the increase in consolidated service revenues and sales was driven by a 7.8% increase at VITAS and a 0.2% decrease at Roto-Rooter. The decrease in service revenues at Roto-Rooter was driven mainly by a decrease in drain cleaning offset by increases in excavation and water restoration. The increase in service revenues at VITAS is comprised primarily of a 6.2% increase in days-of-care and a geographically weighted average Medicare reimbursement rate increase of approximately 2.7%, partially offset by 100-basis points as a result of CMS reimplementing sequestration that was suspended at the start of the pandemic. Acuity mix shift had minimal impact in the quarter when compared to the prior year revenue and level-of-care mix. The combination of Medicare cap and other contra revenue changes negatively impacted revenue growth by 10-basis points.

For the six months ended June 30, 2023, the increase in consolidated service revenues and sales was driven by a 5.8% increase at VITAS and a 3.8% increase at Roto-Rooter. The increase in service revenues at Roto-Rooter was driven mainly by an increase in plumbing, excavation, and water restoration, offset by a decrease in drain cleaning. The increase in service revenues at VITAS is comprised primarily of a 4.6% increase in days-of-care and a geographically weighted average Medicare reimbursement rate increase of approximately 2.8%, partially offset by 150-basis points as a result of CMS reimplementing sequestration that was suspended at the start of the pandemic in 2020. Acuity mix shift had minimal impact in the quarter when compared to the prior year revenue and level-of-care mix. The combination of Medicare cap and other contra revenue changes negatively impacted revenue growth by 10-basis points.

The pandemic has resulted in a significant shortage of licensed healthcare workers industry wide. VITAS has not been immune to this shortage. As a result, on July 1, 2022, VITAS implemented a hiring and retention bonus program for its licensed healthcare workers. It is a temporary program intended to help VITAS attract and retain licensed healthcare workers in light of the pandemic- induced healthcare worker shortage. An eligible employee must continue in employment for a period of one-year from July 1st to receive a bonus. Additionally, employees hired between July 1, 2022 and June 30, 2023 are eligible if they continue employment for a one-year period from their hire date. The Company accrued $12.8 million in the second quarter of 2023 and $23.8 million in the first six months of 2023 related to this retention bonus program. A total of $43.4 million has been accrued since the start of the program. A payment of $28.6 million was made in July 2023 related to the employed workers as of July 1, 2022. The remaining accrued amount will be paid over the following four quarters. See page 38 for additional VITAS operating metrics.

While significant continuing issues related to the COVID-19 pandemic appear to be over or materially mitigated, we will continue to monitor any impact on our business including employees, customers, patients, and supply vendors.

While many companies have been adversely impacted by the banking crisis of March 2023, we do not anticipate any significant financial impact. The vast majority of our cash on hand is in the two largest banks in the United States, as measured by total assets.

VITAS 2023 revenue, prior to Medicare Cap, is estimated to increase 8.5% to 9.5% when compared to 2022. Forecasted revenue growth is negatively impacted by 75-basis points as a result of the sequestration relief in the first half of 2022 compared to a full year of sequestration in 2023. ADC is estimated to increase 6.5% to 7.5%. Full year adjusted EBITDA margin, prior to Medicare Cap and accrued retention bonuses related to the hiring initiatives, is estimated to be 16.5% to 17.0%. We are currently estimating $11 million for Medicare Cap billing limitations in calendar year 2023.

Roto-Rooter is forecasted to achieve full-year 2023 revenue growth of 1.0% to 2.0%. Roto-Rooter’s adjusted EBITDA margin for 2023 is expected to be 28.0% to 28.5%.

Based upon the above, full-year 2023 earnings per diluted share, excluding: non-cash expense for stock options, tax benefits from stock option exercises, costs related to litigation, retention program for licensed healthcare employees, and other discrete items, is estimated to be in the range of $19.90 to $20.10. Current 2023 guidance assumes an effective corporate tax rate on adjusted earnings of 24.7% and a diluted share count of 15.2 million shares. Chemed’s 2022 reported adjusted earnings per diluted share was $19.75.

On June 28, 2022, we replaced our existing credit facility with a fifth amended and restated Credit Agreement (“2022 Credit Facilities”). Terms of the 2022 Credit Facilities consist of a five-year $450.0 million revolver as well as a five-year $100.0 million term loan. Principal payments of $1.25 million on the term loan are due on the last day of each fiscal quarter, with a final payment due at the end of the agreement. The 2022 Credit Facilities have a floating interest rate that is generally SOFR plus an additional tiered rate which varies based on our current leverage ratio. As of June 30, 2023, the interest rate is SOFR plus 100 basis points. The 2022 Credit Facilities include an expansion feature that provides the Company the opportunity to increase its revolver and/or term loan by an additional $250.0 million.

We made prepayments totaling $75.0 million in the first quarter of 2023, on the $100.0 million term loan. We paid the remaining balance of $21.3 million on April 28, 2023. There are no prepayment penalties associated with this repayment. This reduced the borrowing capacity of the 2022 Credit Facilities from $550.0 million to $450.0 million.

We have issued $45.3 million in standby letters of credit as of June 30, 2023, mainly for insurance purposes. Issued letters of credit reduce our available credit under the 2022 Credit Facilities. As of June 30, 2023, we have approximately $404.7 million of unused lines of credit available and are eligible to be drawn down under our revolving credit facility. Management believes its liquidity and sources of capital are satisfactory for the Company’s needs in the foreseeable future.

We anticipate that our operating income and cash flows will be sufficient to operate our business and meet any commitments for the foreseeable future.

Financial Condition

Liquidity and Capital Resources

Material changes in the balance sheet accounts from December 31, 2022 to June 30, 2023 include the following:

•A $19.2 million decrease in accounts receivable due to timing of receipts. See discussion below.

•A $13.0 million decline in accrued compensation due to payment of 2022 bonuses in the first quarter of 2023.

•A $23.7 million increase in other current liabilities due mainly to the healthcare worker retention bonus program at VITAS.

•A $97.5 million decrease in total long-term debt due to early repayments.

Net cash provided by operating activities increased $35.1 million from June 30, 2022 to June 30, 2023. The main driver of the increase is a $32.6 million increase in accounts payable and other current liabilities due to the retention bonus accrual, a decrease of $19.2 million in accounts receivable, offset by a net income decrease of $23.1 million. Significant changes in our accounts receivable balances are typically driven by the timing of payments received from the Federal government at our VITAS subsidiary. We typically receive a payment in excess of $42.0 million from the Federal government for hospice services every other Friday. The timing of a period end will have a significant impact on the accounts receivable at VITAS. These changes generally normalize over a two-year period, as cash flow variations in one year are offset in the following year.

Management continually evaluates cash utilization alternatives, including share repurchase, debt repurchase, acquisitions and increased dividends to determine the most beneficial use of available capital resources.

Commitments and Contingencies

Collectively, the terms of the 2022 Credit Facilities require us to meet various financial covenants, to be tested quarterly. We are in compliance with all financial and other debt covenants as of June 30, 2023 and anticipate remaining in compliance throughout the foreseeable future.

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

Results of Operations

Three months ended June 30, 2023 versus 2022 - Consolidated Results

Our service revenues and sales for the second quarter of 2023 increased 4.2% versus services and sales revenues for the second quarter of 2022. Of this increase, a $23.1 million increase was attributable to VITAS, and a $552,000 decrease was attributable to Roto-Rooter. The following chart shows the components of revenue by operating segment (in thousands):

	Three months ended June 30,		Increase/(Decrease)
	2023	2022	Percent
VITAS
Routine homecare	$278,116	$257,631	8.0
Continuous care	21,081	19,538	7.9
General inpatient	27,401	24,619	11.3
Other	3,154	3,213	(1.8)
Subtotal	329,752	305,001	8.1
Medicare cap adjustment	(2,750)	(2,000)	(37.5)
Room and board - net	(2,904)	(2,166)	(34.1)
Implicit price concessions	(3,237)	(3,054)	(6.0)
Net revenue	$320,861	$297,781	7.8

Roto-Rooter
Drain cleaning	$60,362	$64,532	(6.5)
Plumbing	48,719	48,885	(0.3)
Excavation	57,552	55,546	3.6
Other	184	155	18.7
Subtotal - short term core	166,817	169,118	(1.4)
Water restoration	44,978	43,673	3.0
Independent contractors	21,875	21,005	4.1
Outside franchisee fees	1,388	1,370	1.3
Other	4,301	4,240	1.4
Gross revenue	239,359	239,406	(0.0)
Implicit price concessions	(6,404)	(5,899)	(8.6)
Net revenue	232,955	233,507	(0.2)
Total Revenues	$553,816	$531,288	4.2

Days of care at VITAS during the quarters were as follows:

	Three months ended June 30,		Increase/(Decrease)
	2023	2022	Percent

Routine homecare	1,340,655	1,266,604	5.8
Nursing home	279,898	259,046	8.0
Respite	6,159	6,095	1.1
Subtotal routine homecare and respite	1,626,712	1,531,745	6.2
General inpatient	25,125	23,155	8.5
Continuous care	21,873	20,802	5.1
Total days of care	1,673,710	1,575,702	6.2

The increase in service revenues at VITAS is comprised primarily of a 6.2% increase in days-of-care and a geographically weighted average Medicare reimbursement rate increase of approximately 2.7%, partially offset by 100-basis points as a result of CMS reimplementing sequestration that was suspended at the start of the pandemic. Acuity mix shift had minimal impact in the quarter when compared to the prior year revenue and level-of-care mix. The combination of Medicare cap and other contra revenue changes negatively impacted revenue growth by 10-basis points.

The decrease in plumbing revenues for the second quarter of 2023 versus 2022 is attributable to a 9.3% increase in price and service mix shift offset by a 9.6% decrease in job count. The decrease in drain cleaning revenues for the second quarter of 2023 versus

2022 is attributable to a 6.5% increase in price and service mix offset by a 13.0% decrease in job count. The decline in drain cleaning and plumbing volume is mainly the result of macro-economic consumer caution, as seen by many consumer-facing businesses. Excavation and water restoration jobs are generally sold as a result of initial calls from customers regarding drain cleaning issues. As a result, the 3.6% increase in excavation revenue and the 3.0% increase in water restoration revenue are mainly a function of the numbers and size of drain cleaning issues we encounter on a quarterly basis. Independent Contractor revenue increased 4.1% due mainly to increased expansion into water restoration.

The consolidated gross margin was 32.4% in the second quarter of 2023 as compared with 36.6% in the second quarter of 2022. On a segment basis, VITAS’ gross margin was 18.0% in the second quarter of 2023 as compared with 23.6%, in the second quarter of 2022. The decrease in gross margin at VITAS is mostly the result of the $12.8 million expense recorded in the second quarter of 2023 for the licensed healthcare worker retention bonus program. The Roto-Rooter segment’s gross margin was 52.3% for the second quarter of 2023 as compared with 53.2% in the second quarter of 2022. This decline was mainly the result of declining revenue.

Selling, general and administrative expenses (“SG&A”) comprise (in thousands):

	Three months ended June 30,
	2023	2022
SG&A expenses before long-term incentive compensation and the impact of market value adjustments related to deferred compensation trusts	$91,733	$91,422
Long-term incentive compensation	1,750	1,517
Impact of market value adjustments related to assets held in deferred compensation trusts	1,504	(5,086)
Total SG&A expenses	$94,987	$87,853

SG&A expenses before long-term incentive compensation and the impact of market value adjustments related to deferred compensation trusts for the second quarter of 2023 were essentially flat when compared to the second quarter of 2022.

Amortization for the second quarter of 2023 was flat when compared to the second quarter of 2022. Quarterly amortization of intangible assets is mainly driven by two Roto-Rooter franchise acquisitions completed in 2019. The total purchase price of these acquisitions was $138.0 million. As part of the purchase price allocation, approximately $59.2 million was determined to be the value of reacquired franchise rights which are being amortized over the remaining life of each franchise agreement. The average remaining life on the reacquired franchise agreements was approximately seven years. Quarterly amortization of reacquired franchise rights for these two acquisitions is approximately $2.0 million ($8.1 million annualized through 2026). This contrasts to quarterly franchise fees historically collected from these two franchisees of approximately $470,000 ($1.9 million annualized).

Other income/(expense) – net comprise (in thousands):

	Three months ended June 30,
	2023	2022
Market value adjustment on assets held in deferred compensation trusts	$1,504	$(5,086)
Interest income	113	154
Other	(8)	2
Total other income/(expense)- net	$1,609	$(4,930)

Our effective tax rate reconciliation is as follows (in thousands):

	Three months ended June 30,
	2023	2022

Income tax provision calculated at the statutory federal rate	$14,772	$18,082
Stock compensation tax benefits	(1,501)	(2,499)
State and local income taxes	2,286	1,965
Other--net	1,410	2,102
Income tax provision	$16,967	$19,650
Effective tax rate	24.1%	22.8%

Net income for both periods included the following after-tax items/adjustments that (reduced) or increased after-tax earnings (in thousands):

	Three months ended June 30,
	2023	2022
VITAS
Licensed healthcare worker retention bonus	$(9,574)	$-
Medicare cap sequestration adjustment	-	(103)
Direct costs related to COVID-19	-	60
Roto-Rooter
Amortization of reacquired franchise agreements	(1,729)	(1,729)
Other		(20)
Corporate
Stock option expense	(6,952)	(5,993)
Long-term incentive compensation	(1,555)	(1,348)
Excess tax benefits on stock compensation	1,501	2,499
Total	$(18,309)	$(6,634)

Three months ended June 30, 2023 versus 2022 - Segment Results

Net income/(loss) for the second quarter of 2023 versus the second quarter of 2022 by segment (in thousands):

	Three months ended June 30,
	2023	2022
VITAS	$26,128	$35,212
Roto-Rooter	44,374	47,072
Corporate	(17,125)	(15,828)
	$53,377	$66,456

VITAS’ after-tax earnings decreased primarily due to the $9.6 million in after-tax expense related to VITAS’ licensed healthcare worker retention bonus program. After-tax earnings as a percent of revenue at VITAS in the second quarter of 2023 was 8.1% as compared to 11.8% in the second quarter of 2022.

Roto-Rooter’s net income was impacted in the second quarter of 2023 compared to the second quarter of 2022 primarily by lower revenues. After-tax earnings as a percent of revenue at Roto-Rooter in the second quarter of 2023 was 19.0%, as compared to 20.2% in the second quarter of 2022.

After-tax Corporate expenses for the second quarter of 2023 increased 8.2% when compared to 2022 due primarily to a $1.2 million increase in stock-based compensation.

Results of Operations

Six months ended June 30, 2023 versus 2022 - Consolidated Results

Our service revenues and sales for the first six months of 2023 increased 4.9% versus services and sales revenues for the first six months of 2022. Of this increase, a $34.4 million increase was attributable to VITAS and a $17.8 million increase was attributable to Roto-Rooter. The following chart shows the components of revenue by operating segment (in thousands):

	Six months ended June 30,		Increase/(Decrease)
	2023	2022	Percent
VITAS
Routine homecare	$545,166	$515,267	5.8
Continuous care	41,022	39,116	4.9
General inpatient	56,494	51,189	10.4
Other	6,175	6,220	(0.7)
Subtotal	648,857	611,792	6.1
Medicare cap adjustment	(5,500)	(4,500)	(22.2)
Room and board - net	(5,672)	(4,283)	(32.4)
Implicit price concessions	(6,346)	(6,039)	(5.1)
Net revenue	$631,339	$596,970	5.8

Roto-Rooter
Drain cleaning	$126,851	$131,219	(3.3)
Plumbing	99,172	96,557	2.7
Excavation	117,128	110,734	5.8
Other	377	321	17.4
Subtotal - short term core	343,528	338,831	1.4
Water restoration	95,741	84,033	13.9
Independent contractors	45,175	42,423	6.5
Outside franchisee fees	2,739	2,688	1.9
Other	9,045	8,430	7.3
Gross revenue	496,228	476,405	4.2
Implicit price concessions	(13,594)	(11,538)	(17.8)
Net revenue	482,634	464,867	3.8
Total Revenues	$1,113,973	$1,061,837	4.9

Days of care at VITAS during the six months ended June 30 were as follows:

	Six months ended June 30,		Increase/(Decrease)
	2023	2022	Percent

Routine homecare	2,627,092	2,525,276	4.0
Nursing home	545,327	507,514	7.5
Respite	11,919	11,463	4.0
Subtotal routine homecare and respite	3,184,338	3,044,253	4.6
General inpatient	51,494	47,742	7.9
Continuous care	42,559	41,884	1.6
Total days of care	3,278,391	3,133,879	4.6

The increase in service revenues at VITAS is comprised primarily of a 4.6% increase in days-of-care and a geographically weighted average Medicare reimbursement rate increase of approximately 2.8%, partially offset by 150-basis points as a result of CMS reimplementing sequestration that was suspended at the start of the pandemic in 2020. Acuity mix shift had minimal impact in the quarter when compared to the prior year revenue and level-of-care mix. The combination of Medicare cap and other contra revenue changes negatively impacted revenue growth by 10-basis points.

The increase in plumbing revenues for the first six months of 2023 versus 2022 is attributable to a 11.1% increase in price and service mix shift and 8.4% decrease in job count. Drain cleaning revenues for the first six months of 2023 versus 2022 reflect a 7.3% increase in price and service mix shift offset by a 10.6% decrease in job count. The decline in drain cleaning and plumbing volume is mainly the result of macro-economic consumer caution, as seen by many consumer-facing businesses. Excavation and water restoration jobs are generally sold as a result of initial calls from customers regarding drain cleaning issues. As a result, the 5.8% increase in excavation revenue and the 13.9% increase in water restoration revenue are mainly a function of the numbers and size of drain cleaning issues we encounter on a quarterly basis. Independent Contractor revenue increased 6.5% due mainly to increased expansion into water restoration.

The consolidated gross margin was 33.1% in the first six months of 2023 as compared with 36.6% in the first six months of 2022. On a segment basis, VITAS’ gross margin was 18.2% in the first six months of 2023 as compared with 23.8%, in the first six months of 2022. The decrease in gross margin at VITAS is mostly the result of the $23.8 million expense recorded in the first six months of 2023 for the licensed healthcare worker retention bonus program. The Roto-Rooter segment’s gross margin was 52.7% for the first six months of 2023 as compared with 53.0% in the first six months of 2022.

Selling, general and administrative expenses (“SG&A”) comprise (in thousands):

	Six months ended June 30,
	2023	2022
SG&A expenses before long-term incentive compensation and the impact of market value adjustments related to deferred compensation trusts	$189,634	$184,000
Long-term incentive compensation	4,264	2,827
Impact of market value adjustments related to assets held in deferred compensation trusts	1,184	(9,020)
Total SG&A expenses	$195,082	$177,807

SG&A expenses before long-term incentive compensation and the impact of market value adjustments related to deferred compensation trusts for the first six months of 2023 were up 3.1% when compared to the first six months of 2022. This increase was mainly a result of the increase in variable selling expenses and normal salary increases.

Other income/(expense) – net comprise (in thousands):

	Six months ended June 30,
	2023	2022
Market value adjustment on assets held in deferred compensation trusts	$1,184	$(9,020)
Interest income	263	226
Other	59	2
Total other income/(expense)- net	$1,506	$(8,792)

Our effective tax rate reconciliation is as follows (in thousands):

	Six months ended June 30,
	2023	2022

Income tax provision calculated at the statutory federal rate	$29,717	$35,870
Stock compensation tax benefits	(3,150)	(3,940)
State and local income taxes	5,226	5,418
Other--net	2,218	2,835
Income tax provision	$34,011	$40,183
Effective tax rate	24.0%	23.5%

Net income for both periods included the following after-tax items/adjustments that (reduced) or increased after-tax earnings (in thousands):

	Six months ended June 30,
	2023	2022
VITAS
Licensed healthcare worker retention bonus	(17,717)	-
Direct costs related to COVID-19	-	(231)
Medicare cap sequestration adjustment	-	(103)
Roto-Rooter
Amortization of reacquired franchise agreements	(3,457)	(3,457)
Litigation settlements	(1,291)	-
Direct costs related to COVID-19	-	(707)
Other	-	(20)
Corporate
Stock option expense	(13,962)	(12,160)
Long-term incentive compensation	(3,778)	(2,507)
Excess tax benefits on stock compensation	3,150	3,940
Total	$(37,055)	$(15,245)

Six months ended June 30, 2023 versus 2022 - Segment Results

Net income/(loss) for the first six months of 2023 versus the first six months of 2022 by segment (in thousands):

	Six months ended June 30,
	2023	2022
VITAS	$50,892	$71,694
Roto-Rooter	92,027	91,009
Corporate	(35,421)	(32,078)
	$107,498	$130,625

VITAS’ after-tax earnings decreased primarily due to the $17.7 million in after-tax expense related to VITAS’ licensed healthcare worker retention bonus program, as well as the reimplementation of the 2.0% sequestration cut that was suspended at the start of the pandemic in 2020, in the first six months of 2023 when compared to the first six months of 2022. After-tax earnings as a percent of revenue at VITAS in the first six months of 2023 was 8.1% as compared to 12.0% in the first six months of 2022.

Roto-Rooter’s after-tax earnings as a percent of revenue for the first six months of 2023 was 19.1%, as compared to 19.6% in the first six months of 2022.

After-tax Corporate expenses for the first six months of 2023 increased 10.4% when compared to the first six months of 2022 due to an $3.1 million increase in stock-based compensation.

CHEMED CORPORATION AND SUBSIDIARY COMPANIES
CONSOLIDATING STATEMENTS OF INCOME
FOR THE THREE MONTHS ENDED JUNE 30, 2023
(in thousands)(unaudited)

				Chemed
	VITAS	Roto-Rooter	Corporate	Consolidated
2023 (a)
Service revenues and sales	$320,861	$232,955	$-	$553,816
Cost of services provided and goods sold	263,085	111,108	-	374,193
Selling, general and administrative expenses	22,656	56,012	16,319	94,987
Depreciation	4,940	7,681	13	12,634
Amortization	26	2,488	-	2,514
Other operating (income)/expense	26	(44)	-	(18)
Total costs and expenses	290,733	177,245	16,332	484,310
Income/(loss) from operations	30,128	55,710	(16,332)	69,506
Interest expense	(51)	(124)	(596)	(771)
Intercompany interest income/(expense)	4,810	2,869	(7,679)	-
Other income—net	70	35	1,504	1,609
Income/(expense) before income taxes	34,957	58,490	(23,103)	70,344
Income taxes	(8,829)	(14,116)	5,978	(16,967)
Net income/(loss)	$26,128	$44,374	$(17,125)	$53,377

(a) The following amounts are included in net income (in thousands):
				Chemed
	VITAS	Roto-Rooter	Corporate	Consolidated
Pretax benefit/(cost):
Licensed healthcare worker retention bonus	$(12,833)	$-	$-	$(12,833)
Stock option expense	-	-	(8,400)	(8,400)
Amortization of reacquired franchise agreements	-	(2,352)	-	(2,352)
Long-term incentive compensation	-	-	(1,750)	(1,750)
Total	$(12,833)	$(2,352)	$(10,150)	$(25,335)

				Chemed
	VITAS	Roto-Rooter	Corporate	Consolidated
After-tax benefit/(cost):
Licensed healthcare worker retention bonus	$(9,574)	$-	$-	$(9,574)
Stock option expense	-	-	(6,952)	(6,952)
Amortization of reacquired franchise agreements	-	(1,729)	-	(1,729)
Long-term incentive compensation	-	-	(1,555)	(1,555)
Excess tax benefits on stock compensation	-	-	1,501	1,501
Total	$(9,574)	$(1,729)	$(7,006)	$(18,309)

CHEMED CORPORATION AND SUBSIDIARY COMPANIES
CONSOLIDATING STATEMENTS OF INCOME
FOR THE THREE MONTHS ENDED JUNE 30, 2022
(in thousands)(unaudited)

				Chemed
	VITAS	Roto-Rooter	Corporate	Consolidated
2022 (a)
Service revenues and sales	$297,781	$233,507	$-	$531,288
Cost of services provided and goods sold	227,533	109,288	-	336,821
Selling, general and administrative expenses	23,148	54,982	9,723	87,853
Depreciation	6,062	6,634	18	12,714
Amortization	26	2,494	-	2,520
Other operating (income)/expense	(807)	249	-	(558)
Total costs and expenses	255,962	173,647	9,741	439,350
Income/(loss) from operations	41,819	59,860	(9,741)	91,938
Interest expense	(44)	(115)	(743)	(902)
Intercompany interest income/(expense)	4,683	2,205	(6,888)	-
Other (expense)/income—net	119	37	(5,086)	(4,930)
Income/(expense) before income taxes	46,577	61,987	(22,458)	86,106
Income taxes	(11,365)	(14,915)	6,630	(19,650)
Net income/(loss)	$35,212	$47,072	$(15,828)	$66,456

(a) The following amounts are included in net income (in thousands):
				Chemed
	VITAS	Roto-Rooter	Corporate	Consolidated
Pretax benefit/(cost):
Stock option expense	$-	$	$(7,216)	$(7,216)
Amortization of reacquired franchise agreements	-	(2,352)	-	(2,352)
Long-term incentive compensation	-	-	(1,517)	(1,517)
Medicare cap sequestration adjustment	(138)	-	-	(138)
Direct costs related to COVID-19	80	-	-	80
Other	-	(28)	-	(28)
Total	$(58)	$(2,380)	$(8,733)	$(11,171)

				Chemed
	VITAS	Roto-Rooter	Corporate	Consolidated
After-tax benefit/(cost):
Stock option expense	$-	$-	$(5,993)	$(5,993)
Amortization of reacquired franchise agreements	-	(1,729)	-	(1,729)
Long-term incentive compensation	-	-	(1,348)	(1,348)
Medicare cap sequestration adjustment	(103)	-	-	(103)
Direct costs related to COVID-19	60	-	-	60
Other	-	(20)	-	(20)
Excess tax benefits on stock compensation	-	-	2,499	2,499
Total	$(43)	$(1,749)	$(4,842)	$(6,634)

CHEMED CORPORATION AND SUBSIDIARY COMPANIES
CONSOLIDATING STATEMENTS OF INCOME
FOR THE SIX MONTHS ENDED JUNE 30, 2023
(in thousands)(unaudited)

				Chemed
	VITAS	Roto-Rooter	Corporate	Consolidated
2023 (a)
Service revenues and sales	$631,339	$482,634	$-	$1,113,973
Cost of services provided and goods sold	516,739	228,159	-	744,898
Selling, general and administrative expenses	45,992	116,825	32,265	195,082
Depreciation	9,898	14,994	28	24,920
Amortization	52	4,975	-	5,027
Other operating expense	38	1,683	-	1,721
Total costs and expenses	572,719	366,636	32,293	971,648
Income/(loss) from operations	58,620	115,998	(32,293)	142,325
Interest expense	(102)	(257)	(1,963)	(2,322)
Intercompany interest income/(expense)	9,458	5,612	(15,070)	-
Other income—net	259	64	1,183	1,506
Income/(expense) before income taxes	68,235	121,417	(48,143)	141,509
Income taxes	(17,343)	(29,390)	12,722	(34,011)
Net income/(loss)	$50,892	$92,027	$(35,421)	$107,498

(a) The following amounts are included in net income (in thousands):
				Chemed
	VITAS	Roto-Rooter	Corporate	Consolidated
Pretax benefit/(cost):
Licensed healthcare worker retention bonus	$(23,750)	$-	$-	$(23,750)
Stock option expense	-	-	(16,882)	(16,882)
Amortization of reacquired franchise agreements	-	(4,704)	-	(4,704)
Long-term incentive compensation	-	-	(4,264)	(4,264)
Litigation settlements	-	(1,756)	-	(1,756)
Total	$(23,750)	$(6,460)	$(21,146)	$(51,356)

				Chemed
	VITAS	Roto-Rooter	Corporate	Consolidated
After-tax benefit/(cost):
Licensed healthcare worker retention bonus	$(17,717)	$-	$-	$(17,717)
Stock option expense	-	-	(13,962)	(13,962)
Long-term incentive compensation	-	-	(3,778)	(3,778)
Amortization of reacquired franchise agreements	-	(3,457)	-	(3,457)
Litigation settlements	-	(1,291)	-	(1,291)
Excess tax benefits on stock compensation	-	-	3,150	3,150
Total	$(17,717)	$(4,748)	$(14,590)	$(37,055)

CONSOLIDATING STATEMENTS OF INCOME
FOR THE SIX MONTHS ENDED JUNE 30, 2022
(in thousands)(unaudited)

				Chemed
	VITAS	Roto-Rooter	Corporate	Consolidated
2022 (a)
Service revenues and sales	$596,970	$464,867	$-	$1,061,837
Cost of services provided and goods sold	454,773	218,600	-	673,373
Selling, general and administrative expenses	45,600	111,937	20,270	177,807
Depreciation	11,613	13,203	36	24,852
Amortization	49	4,989	-	5,038
Other operating (income)/expense	(955)	410	-	(545)
Total costs and expenses	511,080	349,139	20,306	880,525
Income/(loss) from operations	85,890	115,728	(20,306)	181,312
Interest expense	(96)	(229)	(1,387)	(1,712)
Intercompany interest income/(expense)	9,339	4,381	(13,720)	-
Other (expense)/income—net	156	72	(9,020)	(8,792)
Income/(expense) before income taxes	95,289	119,952	(44,433)	170,808
Income taxes	(23,595)	(28,943)	12,355	(40,183)
Net income/(loss)	$71,694	$91,009	$(32,078)	$130,625

(a) The following amounts are included in net income (in thousands):
				Chemed
	VITAS	Roto-Rooter	Corporate	Consolidated
Pretax benefit/(cost):
Stock option expense	$-	$	$(14,667)	$(14,667)
Amortization of reacquired franchise agreements	-	(4,704)	-	(4,704)
Long-term incentive compensation	-	-	(2,827)	(2,827)
Direct costs related to COVID-19	(310)	(960)	-	(1,270)
Medicare cap sequestration adjustment	(138)	-	-	(138)
Other	-	(28)	-	(28)
Total	$(448)	$(5,692)	$(17,494)	$(23,634)

				Chemed
	VITAS	Roto-Rooter	Corporate	Consolidated
After-tax benefit/(cost):
Stock option expense	$-	$-	$(12,160)	$(12,160)
Amortization of reacquired franchise agreements	-	(3,457)	-	(3,457)
Long-term incentive compensation	-	-	(2,507)	(2,507)
Direct costs related to COVID-19	(231)	(707)	-	(938)
Medicare cap sequestration adjustment	(103)	-	-	(103)
Other	-	(20)	-	(20)
Excess tax benefits on stock compensation	-	-	3,940	3,940
Total	$(334)	$(4,184)	$(10,727)	$(15,245)

Unaudited Consolidating Summary and Reconciliation of Adjusted EBITDA

Chemed Corporation and Subsidiary Companies
(in thousands)				Chemed
For the three months ended June 30, 2023	VITAS	Roto-Rooter	Corporate	Consolidated

Net income/(loss)	$26,128	$44,374	$(17,125)	$53,377
Add/(deduct):
Interest expense	51	124	596	771
Income taxes	8,829	14,116	(5,978)	16,967
Depreciation	4,940	7,681	13	12,634
Amortization	26	2,488	-	2,514
EBITDA	39,974	68,783	(22,494)	86,263
Add/(deduct):
Intercompany interest expense/(income)	(4,810)	(2,869)	7,679	-
Interest income	(79)	(34)	-	(113)
Licensed healthcare retention bonus	12,833	-	-	12,833
Stock option expense	-	-	8,400	8,400
Long-term incentive compensation	-	-	1,750	1,750
Adjusted EBITDA	$47,918	$65,880	$(4,665)	$109,133

				Chemed
For the three months ended June 30, 2022	VITAS	Roto-Rooter	Corporate	Consolidated

Net income/(loss)	$35,212	$47,072	$(15,828)	$66,456
Add/(deduct):
Interest expense	44	115	743	902
Income taxes	11,365	14,915	(6,630)	19,650
Depreciation	6,062	6,634	18	12,714
Amortization	26	2,494	-	2,520
EBITDA	52,709	71,230	(21,697)	102,242
Add/(deduct):
Intercompany interest expense/(income)	(4,683)	(2,205)	6,888	-
Interest income	(118)	(37)	1	(154)
Stock option expense	-	-	7,216	7,216
Long-term incentive compensation	-	-	1,517	1,517
Medicare cap sequestration adjustment	138	-	-	138
Direct costs related to COVID-19	(80)	-	-	(80)
Other	-	28	-	28
Adjusted EBITDA	$47,966	$69,016	$(6,075)	$110,907

Unaudited Consolidating Summary and Reconciliation of Adjusted EBITDA

Chemed Corporation and Subsidiary Companies
(in thousands)				Chemed
For the six months ended June 30, 2023	VITAS	Roto-Rooter	Corporate	Consolidated

Net income/(loss)	$50,892	$92,027	$(35,421)	$107,498
Add/(deduct):
Interest expense	102	257	1,963	2,322
Income taxes	17,343	29,390	(12,722)	34,011
Depreciation	9,898	14,994	28	24,920
Amortization	52	4,975	-	5,027
EBITDA	78,287	141,643	(46,152)	173,778
Add/(deduct):
Intercompany interest expense/(income)	(9,458)	(5,612)	15,070	-
Interest income	(199)	(64)	-	(263)
Licensed healthcare retention bonus	23,750	-	-	23,750
Stock option expense	-	-	16,882	16,882
Long-term incentive compensation	-	-	4,264	4,264
Litigation settlements	-	1,756	-	1,756
Adjusted EBITDA	$92,380	$137,723	$(9,936)	$220,167

				Chemed
For the six months ended June 30, 2022	VITAS	Roto-Rooter	Corporate	Consolidated

Net income/(loss)	$71,694	$91,009	$(32,078)	$130,625
Add/(deduct):
Interest expense	96	229	1,387	1,712
Income taxes	23,595	28,943	(12,355)	40,183
Depreciation	11,613	13,203	36	24,852
Amortization	49	4,989	-	5,038
EBITDA	107,047	138,373	(43,010)	202,410
Add/(deduct):
Intercompany interest expense/(income)	(9,339)	(4,381)	13,720	-
Interest income	(155)	(71)	-	(226)
Stock option expense	-	-	14,667	14,667
Long-term incentive compensation	-	-	2,827	2,827
Direct costs related to COVID-19	310	960	-	1,270
Medicare cap sequestration adjustment	138	-	-	138
Other	-	28	-	28
Adjusted EBITDA	$98,001	$134,909	$(11,796)	$221,114

RECONCILIATION OF ADJUSTED NET INCOME
(in thousands, except per share data)(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net income as reported	$53,377	$66,456	$107,498	$130,625

Add/(deduct) pre-tax cost of:
Licensed healthcare worker retention bonus	12,833	-	23,750	-
Stock option expense	8,400	7,216	16,882	14,667
Amortization of reacquired franchise agreements	2,352	2,352	4,704	4,704
Long-term incentive compensation	1,750	1,517	4,264	2,827
Litigation settlements	-	-	1,756	-
Direct costs related to COVID-19	-	(80)	-	1,270
Medicare cap sequestration adjustment	-	138	-	138
Other	-	28	-	28
Add/(deduct) tax impacts:
Tax impact of the above pre-tax adjustments (1)	(5,525)	(2,038)	(11,151)	(4,449)
Excess tax benefits on stock compensation	(1,501)	(2,499)	(3,150)	(3,940)
Adjusted net income	$71,686	$73,090	$144,553	$145,870

Diluted Earnings Per Share As Reported
Net income	$3.51	$4.40	$7.09	$8.62
Average number of shares outstanding	15,219	15,111	15,167	15,152

Adjusted Diluted Earnings Per Share
Adjusted net income	$4.71	$4.84	$9.53	$9.63
Adjusted average number of shares outstanding	15,219	15,111	15,167	15,152

(1) The tax impact of pre-tax adjustments was calculated using the effective tax rate of the operating unit for which each adjustment is associated.

CHEMED CORPORATION AND SUBSIDIARY COMPANIES
OPERATING STATISTICS FOR VITAS SEGMENT
(unaudited)
	Three Months Ended June 30,		Six Months Ended June 30,
OPERATING STATISTICS	2023	2022	2023	2022
Net revenue ($000)
Homecare	$278,116	$257,631	$545,166	$515,267
Inpatient	27,401	24,619	56,494	51,189
Continuous care	21,081	19,538	41,022	39,116
Other	3,154	3,213	6,175	6,220
Subtotal	$329,752	$305,001	$648,857	$611,792
Room and board, net	(2,904)	(2,166)	(5,672)	(4,283)
Contractual allowances	(3,237)	(3,054)	(6,346)	(6,039)
Medicare cap allowance	(2,750)	(2,000)	(5,500)	(4,500)
Total	$320,861	$297,781	$631,339	$596,970
Net revenue as a percent of total before Medicare cap allowances
Homecare	84.3%	84.5%	84.0%	84.2%
Inpatient	8.3	8.1	8.7	8.4
Continuous care	6.4	6.4	6.3	6.4
Other	1.0	1.0	1.0	1.0
Subtotal	100.0	100.0	100.0	100.0
Room and board, net	(0.8)	(0.7)	(0.9)	(0.7)
Contractual allowances	(1.0)	(1.0)	(1.0)	(1.0)
Medicare cap allowance	(0.8)	(0.7)	(0.8)	(0.7)
Total	97.4%	97.6%	97.3%	97.6%
Days of care
Homecare	1,340,655	1,266,604	2,627,092	2,525,276
Nursing home	279,898	259,046	545,327	507,514
Respite	6,159	6,095	11,919	11,463
Subtotal routine homecare and respite	1,626,712	1,531,745	3,184,338	3,044,253
Inpatient	25,125	23,155	51,494	47,742
Continuous care	21,873	20,802	42,559	41,884
Total	1,673,710	1,575,702	3,278,391	3,133,879

Number of days in relevant time period	91	91	181	181

Average daily census (days)
Homecare	14,732	13,918	14,514	13,952
Nursing home	3,076	2,847	3,013	2,804
Respite	68	67	66	63
Subtotal routine homecare and respite	17,876	16,832	17,593	16,819
Inpatient	276	254	286	264
Continuous care	240	229	235	231
Total	18,392	17,315	18,114	17,314

Total Admissions	15,611	14,735	31,790	31,265
Total Discharges	15,104	14,603	30,509	31,465
Average length of stay (days)	99.5	103.7	99.7	104.3
Median length of stay (days)	16.0	17.0	15.0	16.0

ADC by major diagnosis
Cerebro	41.9%	37.6%	42.0%	37.5%
Neurological	18.8	22.7	19.0	22.8
Cancer	10.8	11.2	10.6	11.2
Cardio	16.1	15.8	16.0	15.8
Respiratory	7.1	7.2	7.2	7.3
Other	5.3	5.5	5.2	5.4
Total	100.0%	100.0%	100.0%	100.0%
Admissions by major diagnosis
Cerebro	25.9	23.8%	26.2%	23.4%
Neurological	10.1	13.0	10.4	12.9
Cancer	27.1	27.3	25.9	26.0
Cardio	16.3	15.4	16.3	14.7
Respiratory	9.8	9.9	10.4	10.6
Other	10.8	10.6	10.8	12.4
Total	100.0%	100.0%	100.0%	100.0%

Estimated uncollectible accounts as a percent of revenues	1.0%	1.0%	1.0%	1.0%
Accounts receivable --
Days of revenue outstanding- excluding unapplied Medicare payments	35.2	33.7	n.a.	n.a.
Days of revenue outstanding- including unapplied Medicare payments	22.6	28.2	n.a.	n.a.

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

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

The Company’s primary market risk exposure relates to interest rate risk exposure through its variable interest line of credit. At June 30, 2023, the Company had no variable rate debt outstanding. For each $10 million borrowed under the credit facility, an increase or decrease of 100 basis points (1%), increases or decreases the Company’s annual interest expense by $100,000.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Item 2(c).    Purchases of Equity Securities by Issuer and Affiliated Purchasers

The following table shows the activity related to our share repurchase program for the first six months of 2023:

	Total Number	Weighted Average	Cumulative Shares	Dollar Amount
	of Shares	Price Paid Per	Repurchased Under	Remaining Under
	Repurchased	Share	the Program	The Program

February 2011 Program
January 1 through January 31, 2023	-	$-	10,458,154	$87,867,735
February 1 through February 28, 2023	-	-	10,458,154	87,867,735
March 1 through March 31, 2023	-	-	10,458,154	$87,867,735

First Quarter Total	-	$-

April 1 through April 30, 2023	-	$-	10,458,154	$87,867,735
May 1 through May 31, 2023	16,620	537.12	10,474,774	78,940,805
June 1 through June 30, 2023	8,380	536.71	10,483,154	$74,443,156

Second Quarter Total	25,000	$536.98

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

101

The following materials from Chemed Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023 formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) The Condensed Consolidated Balance Sheet, (ii) The Condensed Consolidated Statement of Income, (iii) The Condensed Consolidated Statement of Cash Flows, (iv) The Condensed Statement of Equity, and (v) Notes to the Condensed Consolidated Financial Statements.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023, formatted in iXBRL and contained in Exhibit 101.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Chemed Corporation
(Registrant)

Dated:	July 28, 2023	By:	/s/ Kevin J. McNamara
Kevin J. McNamara
(President and Chief Executive Officer)

Dated:	July 28, 2023	By:	/s/ David P. Williams
David P. Williams
(Executive Vice President and Chief Financial Officer)

Dated:	July 28, 2023	By:	/s/ Michael D. Witzeman
Michael D. Witzeman
(Vice President and Controller)