Form 10-Q
period 2023-09-30
CHEMED CORP
filed 2023-10-27
CIK 19584

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒    Quarterly Report Under Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended September 30, 2023

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	☐	No	☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of Each Exchange on which Registered	Amount	Date

Capital Stock $1 Par Value	CHE	New York Stock Exchange	15,062,308 Shares	September 30, 2023

CHEMED CORPORATION AND

SUBSIDIARY COMPANIES

Index

Page No.
PART I. FINANCIAL INFORMATION:

Item 1. Financial Statements
Unaudited Consolidated Balance Sheets -
September 30, 2023 and December 31, 2022	3

Unaudited Consolidated Statements of Income -
Three and nine months ended September 30, 2023 and 2022	4

Unaudited Consolidated Statements of Cash Flows -
Nine months ended September 30, 2023 and 2022	5

Unaudited Consolidated Statements of Changes in Stockholders’ Equity-
Three and nine months ended September 30, 2023 and 2022	6

Notes to Unaudited Consolidated Financial Statements	8

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	22

Item 3. Quantitative and Qualitative Disclosures about Market Risk	39

Item 4. Controls and Procedures	39

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	39

Item 1A. Risk Factors	39

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	40

Item 3. Defaults Upon Senior Securities	40

Item 4. Mine Safety Disclosures	40

Item 5. Other Information	40

Item 6. Exhibits	41

EX – 31.1
EX – 31.2
EX – 31.3
EX – 32.1
EX – 32.2
EX – 32.3
EX – 101
EX – 104

SIGNATURES	42

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
CHEMED CORPORATION AND SUBSIDIARY COMPANIES
UNAUDITED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	September 30, 2023	December 31, 2022
ASSETS
Current assets
Cash and cash equivalents	$173,150	$74,126
Accounts receivable less allowances	168,031	139,408
Inventories	12,511	10,272
Prepaid income taxes	11,337	18,515
Prepaid expenses	29,510	30,291
Total current assets	394,539	272,612
Investments of deferred compensation plans held in trust	104,410	93,196
Properties and equipment, at cost, less accumulated depreciation of $347,909 (2022- $335,920)	205,462	199,714
Lease right of use asset	123,353	135,662
Identifiable intangible assets less accumulated amortization of $46,449 (2022 - $67,716)	92,768	99,726
Goodwill	584,977	581,295
Other assets	56,570	59,807
Total Assets	$1,562,079	$1,442,012

LIABILITIES
Current liabilities
Accounts payable	$56,508	$41,884
Current portion of long-term debt	-	5,000
Income taxes	5,135	-
Accrued insurance	61,122	58,515
Accrued compensation	74,865	87,350
Accrued legal	6,626	4,456
Short-term lease liability	37,615	38,996
Other current liabilities	55,348	61,004
Total current liabilities	297,219	297,205
Deferred income taxes	30,381	38,613
Long-term debt	-	92,500
Deferred compensation liabilities	102,815	92,330
Long-term lease liability	99,346	110,513
Other liabilities	13,075	12,136
Total Liabilities	542,836	643,297
Commitments and contingencies (Note 10)
STOCKHOLDERS' EQUITY
Capital stock - authorized 80,000,000 shares $1 par; issued 37,013,253 shares (2022 - 36,795,792 shares)	37,013	36,796
Paid-in capital	1,254,356	1,149,899
Retained earnings	2,362,928	2,197,918
Treasury stock - 22,005,711 shares (2022 - 21,920,993 shares)	(2,637,102)	(2,588,145)
Deferred compensation payable in Company stock	2,048	2,247
Total Stockholders' Equity	1,019,243	798,715
Total Liabilities and Stockholders' Equity	$1,562,079	$1,442,012

See Accompanying Notes to Unaudited Consolidated Financial Statements.

CHEMED CORPORATION AND SUBSIDIARY COMPANIES
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Service revenues and sales	$564,532	$526,472	$1,678,505	$1,588,309
Cost of services provided and goods sold (excluding depreciation)	362,358	346,934	1,107,256	1,020,307
Selling, general and administrative expenses	99,602	83,992	294,684	261,799
Depreciation	12,858	12,154	37,778	37,006
Amortization	2,521	2,520	7,548	7,558
Other operating expense/(income)	343	15	2,064	(530)
Total costs and expenses	477,682	445,615	1,449,330	1,326,140
Income from operations	86,850	80,857	229,175	262,169
Interest expense	(444)	(1,271)	(2,766)	(2,983)
Other income/(expense) - net	6,859	(3,115)	8,365	(11,907)
Income before income taxes	93,265	76,471	234,774	247,279
Income taxes	(18,307)	(19,598)	(52,318)	(59,781)
Net income	$74,958	$56,873	$182,456	$187,498

Earnings Per Share:
Net income	$4.97	$3.82	$12.14	$12.55
Average number of shares outstanding	15,075	14,888	15,034	14,935

Diluted Earnings Per Share:
Net income	$4.93	$3.78	$12.02	$12.41
Average number of shares outstanding	15,200	15,042	15,178	15,114

Cash Dividends Per Share	$0.40	$0.38	$1.16	$1.10

See Accompanying Notes to Unaudited Consolidated Financial Statements.

CHEMED CORPORATION AND SUBSIDIARY COMPANIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Nine Months Ended September 30,
	2023	2022
Cash Flows from Operating Activities
Net income	$182,456	$187,498
Adjustments to reconcile net income to net cash provided
by operating activities:
Depreciation and amortization	45,326	44,564
Stock option expense	22,376	19,343
(Benefit)/provision for deferred income taxes	(8,232)	10,408
Noncash long-term incentive compensation	6,637	4,343
Litigation settlements	2,050	-
Noncash directors' compensation	1,444	1,170
Amortization of debt issuance costs	500	247
Changes in operating assets and liabilities:
(Increase)/decrease in accounts receivable	(27,843)	16,166
Increase in inventories	(2,239)	(360)
Decrease in prepaid expenses	781	1,257
Decrease in accounts payable and other current liabilities	(15,815)	(15,765)
Change in current income taxes	12,314	(10,277)
Net change in lease assets and liabilities	(892)	313
Increase in other assets	(8,622)	(42,424)
Increase/(decrease) in other liabilities	11,426	(6,555)
Other sources/(uses)	69	(241)
Net cash provided by operating activities	221,736	209,687
Cash Flows from Investing Activities
Capital expenditures	(45,075)	(39,066)
Proceeds from sale of fixed assets	506	2,037
Business combinations, net of cash acquired	(3,994)	(2,044)
Other uses	(409)	(841)
Net cash used by investing activities	(48,972)	(39,914)
Cash Flows from Financing Activities
Payments on other long-term debt	(97,500)	(1,250)
Proceeds from other long-term debt	-	100,000
Proceeds from exercise of stock options	58,277	17,128
Purchases of treasury stock	(27,769)	(101,539)
Dividends paid	(17,446)	(16,391)
Change in cash overdrafts payable	16,182	5,535
Capital stock surrendered to pay taxes on stock-based compensation	(5,446)	(12,497)
Debt issuance costs	-	(1,584)
Payments on revolving line of credit	-	(299,400)
Proceeds from revolving line of credit	-	116,500
Other sources/(uses)	(38)	(1,389)
Net cash used by financing activities	(73,740)	(194,887)
Increase/(Decrease) in Cash and Cash Equivalents	99,024	(25,114)
Cash and cash equivalents at beginning of period	74,126	32,895
Cash and cash equivalents at end of period	$173,150	$7,781

See Accompanying Notes to Unaudited Consolidated Financial Statements.

CHEMED CORPORATION AND SUBSIDIARY COMPANIES
UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(in thousands, except per share data)

For the three months ended September 30, 2023 and 2022:					Deferred
					Compensation
				Treasury	Payable in
	Capital	Paid-in	Retained	Stock-	Company
	Stock	Capital	Earnings	at Cost	Stock	Total
Balance at June 30, 2023	$36,996	$1,240,415	$2,294,004	$(2,621,657)	$2,321	$952,079
Net income	-	-	74,958	-	-	74,958
Dividends paid ($0.40 per share)	-	-	(6,034)	-	-	(6,034)
Stock awards and exercise of stock options	17	14,462	-	(1,372)	-	13,107
Purchases of treasury stock	-	-	-	(14,344)	-	(14,344)
Other	-	(521)	-	271	(273)	(523)
Balance at September 30, 2023	$37,013	$1,254,356	$2,362,928	$(2,637,102)	$2,048	$1,019,243
					Deferred
					Compensation
				Treasury	Payable in
	Capital	Paid-in	Retained	Stock-	Company
	Stock	Capital	Earnings	at Cost	Stock	Total
Balance at June 30, 2022	$36,651	$1,089,129	$2,090,214	$(2,533,306)	$2,272	$684,960
Net income	-	-	56,873	-	-	56,873
Dividends paid ($0.38 per share)	-	-	(5,669)	-	-	(5,669)
Stock awards and exercise of stock options	19	12,295	-	(1,916)	-	10,398
Purchases of treasury stock	-	-	-	(23,884)	-	(23,884)
Other	-	(1,263)	-	(35)	36	(1,262)
Balance at September 30, 2022	$36,670	$1,100,161	$2,141,418	$(2,559,141)	$2,308	$721,416

See Accompanying Notes to Unaudited Consolidated Financial Statements.

CHEMED CORPORATION AND SUBSIDIARY COMPANIES
UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(in thousands, except per share data)
For the nine months ended September 30, 2023 and 2022:					Deferred
					Compensation
				Treasury	Payable in
	Capital	Paid-in	Retained	Stock-	Company
	Stock	Capital	Earnings	at Cost	Stock	Total
Balance at December 31, 2022	$36,796	$1,149,899	$2,197,918	$(2,588,145)	$2,247	$798,715
Net income	-	-	182,456	-	-	182,456
Dividends paid ($1.16 per share)	-	-	(17,446)	-	-	(17,446)
Stock awards and exercise of stock options	217	104,457	-	(21,386)	-	83,288
Purchases of treasury stock	-	-	-	(27,769)	-	(27,769)
Other	-	-	-	198	(199)	(1)
Balance at September 30, 2023	$37,013	$1,254,356	$2,362,928	$(2,637,102)	$2,048	$1,019,243
					Deferred
					Compensation
				Treasury	Payable in
	Capital	Paid-in	Retained	Stock-	Company
	Stock	Capital	Earnings	at Cost	Stock	Total
Balance at December 31, 2021	$36,514	$1,044,341	$1,970,311	$(2,430,094)	$2,201	$623,273
Net income	-	-	187,498	-	-	187,498
Dividends paid ($1.10 per share)	-	-	(16,391)	-	-	(16,391)
Stock awards and exercise of stock options	156	57,172	-	(27,842)	-	29,486
Purchases of treasury stock	-	-	-	(101,098)	-	(101,098)
Other	-	(1,352)	-	(107)	107	(1,352)
Balance at September 30, 2022	$36,670	$1,100,161	$2,141,418	$(2,559,141)	$2,308	$721,416

See Accompanying Notes to Unaudited Consolidated Financial Statements.

CHEMED CORPORATION AND SUBSIDIARY COMPANIES

Notes to Unaudited Consolidated Financial Statements

1.    Basis of Presentation

As used herein, the terms “We,” “Company” and “Chemed” refer to Chemed Corporation or Chemed Corporation and its consolidated subsidiaries.

We have prepared the accompanying unaudited consolidated financial statements of Chemed in accordance with Rule 10-01 of SEC Regulation S-X. Consequently, we have omitted certain disclosures required under generally accepted accounting principles in the United States (“GAAP”) for complete financial statements. The December 31, 2022 balance sheet data were derived from audited financial statements but do not include all disclosures required by GAAP. However, in our opinion, the financial statements presented herein contain all adjustments, consisting only of normal recurring adjustments, necessary to state fairly our financial position, results of operations and cash flows. The results of operations for the three and nine months ended September 30, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023 or any other future period, and we make no representations related thereto. These financial statements are prepared on the same basis as and should be read in conjunction with the audited Consolidated Financial Statements and related Notes included in our Annual Report on Form 10-K for the year ended December 31, 2022.

CLOUD COMPUTING

As of September 30, 2023, Roto-Rooter has no significant capitalized implementation costs related to cloud computing.

VITAS utilizes a human resources system that is considered a cloud computing arrangement. We have capitalized approximately $5.6 million related to implementation of this project which is included in prepaid assets in the accompanying balance sheets. The VITAS human resource system was placed into service in January 2020 and is being amortized over 5.7 years. For the three months ended September 30, 2023 and 2022, $249,000 has been amortized, respectively. For the nine months ended September 30, 2023 and 2022, $746,000 has been amortized, respectively.

INCOME TAXES

Our effective income tax rate was 19.6% in the third quarter of 2023 compared to 25.6% during the third quarter of 2022. Excess tax benefit on stock options exercised reduced our income tax expenses by $225,000 and $450,000 for the quarters ended September 30, 2023 and 2022, respectively.

Our effective income tax rate was 22.3% in the first nine months of 2023 compared to 24.2% during the first nine months of 2022. Excess tax benefit on stock options exercised reduced our income tax expenses by $3.4 million and $4.4 million for the first nine months ended September 30, 2023 and 2022, respectively.

During the third quarter of 2023, the Company recognized a tax benefit from realignment of its state and local corporate tax structure based on the location of operating resources and profitability by business segment. This benefit includes a reduction in current state and local tax expense and a one time benefit of $4.2 million in reduction of deferred tax liabilities reflecting the lower tax rates.

NON-CASH TRANSACTIONS

Included in the accompanying Consolidated Balance Sheets are $744,000 and $1.9 million of capitalized property and equipment which were not paid for as of September 30, 2023 and December 31, 2022, respectively. Accrued property and equipment purchases have been excluded from capital expenditures in the accompanying Consolidated Statements of Cash Flow. There are no material non-cash amounts included in interest expense for any period presented.

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

Care is provided to patients regardless of their ability to pay. Patients who meet our criteria for charity care are provided care without charge. There is no revenue or associated accounts receivable in the accompanying Consolidated Financial Statements related to charity care. The cost of providing charity care for the quarter ended September 30, 2023 and 2022 was $2.0 million and $1.9 million, respectively. The cost of providing charity care during the first nine months ended September 30, 2023 and 2022 was $6.1 million and $5.9 million, respectively. The cost of charity care is included in cost of services provided and goods sold and is calculated by taking the ratio of charity care days to total days of care and multiplying by the total cost of care.

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

Laws and regulations concerning government programs, including Medicare and Medicaid, are complex and subject to varying interpretation and change over time. Medicare and Medicaid programs have broad authority to audit and review compliance with such laws and regulations and impose payment suspensions or modifications when merited. Additionally, the contracts we have with commercial health insurance payors provide for retroactive audit and review of claims. Settlement with third party payors for retroactive adjustments due to audits, reviews or investigations are considered variable consideration and are included in the determination of the estimated transaction price for providing patient care. The variable consideration is estimated based on the terms of the payment agreement, existing correspondence from the payor and our historical settlement activity. These estimates are adjusted in future periods, as new information becomes available.

We are subject to certain limitations on Medicare payments for services which are considered variable consideration, as follows:

Inpatient Cap. If the number of inpatient care days any hospice program provides to Medicare beneficiaries exceeds 20% of the total days of hospice care such program provided to all Medicare patients for an annual period beginning September 28, the days in excess of the 20% figure may be reimbursed only at the routine homecare rate. None of VITAS’ hospice programs exceeded the payment limits on inpatient services during the three months ended September 30, 2023 and 2022.

Medicare Cap. We are also subject to a Medicare annual per-beneficiary cap (“Medicare cap”). Compliance with the Medicare cap is measured in one of two ways based on a provider election. The “streamlined” method compares total Medicare payments received under a Medicare provider number with respect to services provided to all Medicare hospice care beneficiaries in the program or programs covered by that Medicare provider number with the product of the per-beneficiary cap amount and the number of Medicare beneficiaries electing hospice care for the first time from that hospice program or programs from September 28 through September 27 of the following year. At September 30, 2023, all our programs except one are using the “streamlined” method.

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

The composition of patient care service revenue by payor and level of care for the quarter ended September 30, 2023 is as follows (in thousands):

	Medicare	Medicaid	Commercial	Total
Routine home care	$269,954	$11,187	$6,248	$287,389
Continuous care	20,160	870	1,002	22,032
Inpatient care	23,983	2,197	1,638	27,818
	$314,097	$14,254	$8,888	$337,239

All other revenue - self-pay, respite care, etc.				3,562
Subtotal				$340,801
Medicare cap adjustment				(125)
Implicit price concessions				(4,302)
Room and board, net				(2,646)
Net revenue				$333,728

The composition of patient care service revenue by payor and level of care for the quarter ended September 30, 2022 is as follows (in thousands):

	Medicare	Medicaid	Commercial	Total
Routine home care	$239,670	$10,822	$5,761	$256,253
Continuous care	17,083	787	730	18,600
Inpatient care	21,391	1,838	1,297	24,526
	$278,144	$13,447	$7,788	$299,379

All other revenue - self-pay, respite care, etc.				3,240
Subtotal				$302,619
Medicare cap adjustment				(618)
Implicit price concessions				(2,952)
Room and board, net				(2,513)
Net revenue				$296,536

The composition of patient care service revenue by payor and level of care for nine months ended September 30, 2023 is as follows (in thousands):

	Medicare	Medicaid	Commercial	Total
Routine home care	$781,639	$33,143	$17,772	$832,554
Continuous care	58,071	2,384	2,599	63,054
Inpatient care	73,402	6,477	4,433	84,312
	$913,112	$42,004	$24,804	$979,920

All other revenue - self-pay, respite care, etc.				9,738
Subtotal				$989,658
Medicare cap adjustment				(5,625)
Implicit price concessions				(10,650)
Room and board, net				(8,317)
Net revenue				$965,066

The composition of patient care service revenue by payor and level of care for the nine months ended September 30, 2022 is as follows (in thousands):

	Medicare	Medicaid	Commercial	Total
Routine home care	$722,035	$32,848	$16,637	$771,520
Continuous care	53,103	2,337	2,277	57,717
Inpatient care	66,412	5,608	3,694	75,714
	$841,550	$40,793	$22,608	$904,951

All other revenue - self-pay, respite care, etc.				9,461
Subtotal				$914,412
Medicare cap adjustment				(5,118)
Implicit price concessions				(8,992)
Room and board, net				(6,796)
Net revenue				$893,506

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

The composition of disaggregated revenue for the third quarter is as follows (in thousands):

	September 30,
	2023	2022
Drain cleaning	$59,164	$62,764
Plumbing	49,113	48,737
Excavation	56,904	54,164
Other	334	193
Subtotal - short term core	165,515	165,858
Water restoration	45,435	43,645
Independent contractors	20,509	20,474
Franchisee fees	1,457	1,559
Other	4,246	4,030
Gross revenue	237,162	235,566
Implicit price concessions and credit memos	(6,358)	(5,630)
Net revenue	$230,804	$229,936

The composition of disaggregated revenue for the first nine months is as follows (in thousands):

	September 30,
	2023	2022
Drain cleaning	$186,016	$193,983
Plumbing	148,285	145,294
Excavation	174,032	164,898
Other	711	513
Subtotal - short term core	509,044	504,688
Water restoration	141,176	127,678
Independent contractors	65,684	62,897
Franchisee fees	4,195	4,246
Other	13,292	12,462
Gross revenue	733,391	711,971
Implicit price concessions and credit memos	(19,952)	(17,168)
Net revenue	$713,439	$694,803

3.    Segments

Service revenues and sales by business segment are shown in Note 2. After-tax income/(loss) by business segment are as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
VITAS	$44,331	$26,086	$95,223	$97,779
Roto-Rooter	50,327	47,586	142,354	138,595
Total	94,658	73,672	237,577	236,374
Corporate	(19,700)	(16,799)	(55,121)	(48,876)
Net income	$74,958	$56,873	$182,456	$187,498

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

4.    Earnings per Share

Earnings per share (“EPS”) are computed using the weighted average number of shares of capital stock outstanding. Earnings and diluted earnings per share are computed as follows (in thousands, except per share data):

		Net Income
For the Three Months Ended September 30,		Income	Shares	Earnings per Share
2023
	Earnings	$74,958	15,075	$4.97
	Dilutive stock options	-	82
	Nonvested stock awards	-	43
	Diluted earnings	$74,958	15,200	$4.93

2022
	Earnings	$56,873	14,888	$3.82
	Dilutive stock options	-	118
	Nonvested stock awards	-	36
	Diluted earnings	$56,873	15,042	$3.78

		Net Income
For the Nine Months Ended September 30,		Income	Shares	Earnings per Share
2023
	Earnings	$182,456	15,034	$12.14
	Dilutive stock options	-	98
	Nonvested stock awards	-	46
	Diluted earnings	$182,456	15,178	$12.02

2022
	Earnings	$187,498	14,935	$12.55
	Dilutive stock options	-	140
	Nonvested stock awards	-	39
	Diluted earnings	$187,498	15,114	$12.41

For the three and nine months ended September 30, 2023, there were 309,336 stock options excluded from the computation of dilutive earnings per share because they would have been anti-dilutive.

For the three and nine months ended September 30, 2022, there were 592,000 and 593,000, respectively, stock options excluded from the computation of dilutive earnings per share because they would have been anti-dilutive.

5.    Long-Term Debt and Lines of Credit

On June 28, 2022, we replaced our existing credit facility with a fifth amended and restated Credit Agreement (“2022 Credit Facilities”). Terms of the 2022 Credit Facilities consist of a five-year $450.0 million revolver as well as a five-year $100.0 million term loan. Principal payments of $1.25 million on the term loan are due on the last day of each fiscal quarter, with a final payment due at the end of the agreement. The 2022 Credit Facilities have a floating interest rate that is generally the secured overnight financing rate (“SOFR”) plus an additional tiered rate which varies based on our current leverage ratio. As of September 30, 2023, the interest rate is SOFR plus 100 basis points. The 2022 Credit Facilities include an expansion feature that provides the Company the opportunity to increase its revolver and or term loan by an additional $250.0 million.

We made prepayments totaling $75.0 million in the first quarter of 2023, on the $100.0 million term loan. We paid the remaining balance of $21.3 million on April 28, 2023. There were no prepayment penalties associated with this repayment. There are no significant deferred debt issuance costs capitalized related to the term loan. This prepayment reduced the total borrowing capacity of the 2022 Credit Facilities from $550.0 million to $450.0 million.

The 2022 Credit Facilities contain the following quarterly financial covenants effective as of September 30, 2023:

Description	Requirement

Leverage Ratio (Consolidated Indebtedness/Consolidated Adj. EBITDA)	< 3.50 to 1.00

Interest Coverage Ratio (Consolidated Adj. EBITDA/Consolidated Interest Expense)	> 3.00 to 1.00

We are in compliance with all debt covenants as of September 30, 2023. We have issued $45.3 million in standby letters of credit as of September 30, 2023, mainly for insurance purposes. Issued letters of credit reduce our available credit under the 2022 Credit Facilities. As of September 30, 2023, we have approximately $404.8 million of unused lines of credit available and eligible to be drawn down under the revolving credit facility.

6.    Other Income/(Expense) – Net

Other income/(expense) – net comprises the following (in thousands):

Three months ended September 30,			Nine months ended September 30,
2023		2022	2023	2022
Market value adjustment on assets held in
deferred compensation trust	$4,257	$(3,176)	$5,441	$(12,196)
Interest income	2,600	62	2,863	288
Other-net	2	(1)	61	1
Total other income/(expense) - net	$6,859	$(3,115)	$8,365	$(11,907)

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

Roto-Rooter purchases equipment and leases it to certain of its Independent Contractors. We analyzed these leases in accordance with ASC 842 and determined they are operating leases. As a result, Roto-Rooter capitalizes the equipment underlying these leases, depreciates the equipment and recognizes rental income.

We do not currently have any finance leases, therefore all lease information disclosed is related to operating leases.

The components of balance sheet information related to leases were as follows:

	September 30,	December 31,
	2023	2022
Assets
Operating lease assets	$123,353	$135,662

Liabilities
Current operating leases	37,615	38,996
Noncurrent operating leases	99,346	110,513
Total operating lease liabilities	$136,961	$149,509

The components of lease expense for the third quarter are as follows (in thousands):

	Three months ended September 30,
	2023	2022
Lease Expense (a)
Operating lease expense	$14,999	$12,936
Sublease income	(23)	(45)
Net lease expense	$14,976	$12,891

The components of lease expense for the first nine months are as follows (in thousands):

	Nine months ended September 30,
	2023	2022
Lease Expense (a)
Operating lease expense	$44,811	$39,230
Sublease income	(70)	(136)
Net lease expense	$44,741	$39,094

(a)Includes short-term leases and variable lease costs, which are immaterial. Included in both cost of services provided and goods sold and selling, general and administrative expenses.

The components of cash flow information related to leases were as follows:

	Nine months ended September 30,
	2023	2022
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from leases	$37,352	$37,650

Leased assets obtained in exchange for new operating lease liabilities	$21,630	$41,855

Weighted Average Remaining Lease Term at September 30, 2023
Operating leases	4.39	years

Weighted Average Discount Rate at September 30, 2023
Operating leases	2.87%

Maturity of Operating Lease Liabilities (in thousands)

2023	$11,649
2024	41,093
2025	33,289
2026	26,016
2027	15,005
Thereafter	19,234
Total lease payments	$146,286
Less: interest	(9,325)
Total liability recognized on the balance sheet	$136,961

For leases commencing prior to April 2019, minimum rental payments exclude payments to landlords for real estate taxes and common area maintenance. Operating lease payments include $2.7 million related to extended lease terms that are reasonably certain of being exercised and exclude $201,000 of lease payments for leases signed but not yet commenced.

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

Three months ended September 30,		Nine months ended September 30,
2023	2022	2023	2022
$8,551	$2,091	$19,974	$5,647

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

On August 29, 2022, six weeks subsequent to the OAS finalizing its audit, VITAS received a demand letter from its Medicare Administrative Contractor (“MAC”) seeking repayment of $50.3 million. This demand letter is $90.0 million lower than the final OAS audit recommendation, as a significant portion of the 100 claims reviewed are closed pursuant to applicable law and ineligible to be reopened. VITAS timely filed its initial appeal of the overpayment decision and deposited $50.3 million under the “Immediate Recoupment” process to preserve its appeal rights. To date, VITAS has been refunded $2.5 million of the amount deposited and continues to appeal the remaining claims. The amount deposited has been recorded as an “other long-term asset” in the consolidated balance sheets, as detailed in Note 13.

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

11.    Concentration of Risk

As of September 30, 2023, and December 31, 2022, approximately 73% and 64%, respectively, of VITAS’ total accounts receivable balance were from Medicare and 21% and 29%, respectively, of VITAS’ total accounts receivable balance were due from various state Medicaid or managed Medicaid programs. Combined accounts receivable from Medicare, Medicaid, and managed Medicaid represent approximately 79% of the consolidated net accounts receivable in the accompanying consolidated balance sheets as of September 30, 2023.

VITAS has a pharmacy services contract with one service provider for specified pharmacy services related to its hospice operations. Similarly, VITAS obtains the majority of its medical supplies from a single vendor. A large majority of VITAS’ pharmaceutical and medical supplies purchases are from these vendors. The pharmaceutical and medical supplies purchased by VITAS are available through many providers in the United States. However, a disruption from VITAS’ main service providers could adversely impact VITAS’ operations, including temporary logistical challenges and increased cost associated with getting medication and medical supplies to our patients.

12.    Cash Overdrafts and Cash Equivalents

There are $16.2 million in cash overdrafts payable included in accounts payable at September 30, 2023. There were no cash overdrafts payable included in accounts payable at December 31, 2022.

From time to time throughout the year, we invest excess cash in money market funds with major commercial banks. We closely monitor the creditworthiness of the institutions with which we invest our overnight funds. In the third quarter of 2023, Chemed began investing excess cash in a money market fund holding US Treasuries. Deposits and withdrawals are made daily, based on the Company’s excess cash balance. There are no penalties associated with withdrawals. The accounts bear interest at a normal market rate.

13.     Other Assets

Other assets comprise the following (in thousands):

	September 30,	December 31,
	2023	2022

Deposit with OAS	$47,756	$50,274
Cash surrender value life insurance	3,647	3,636
Noncurrent advances and deposits	2,223	2,368
Other long-term receivable	1,718	1,826
Deferred debt costs	1,226	1,703
	$56,570	$59,807

14.     Other Current Liabilities

	September 30,	December 31,
	2023	2022

Healthcare worker retention bonus	$14,638	$19,634
Medicare Cap	10,870	14,380
Accrued advertising	2,899	2,516
All other	26,941	24,474
	$55,348	$61,004

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

The following shows the carrying value, fair value and the hierarchy for our financial instruments as of September 30, 2023 (in thousands):

		Fair Value Measure
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Investments of deferred compensation plans held in trust	$104,410	$104,410	$-	$-

The following shows the carrying value, fair value and the hierarchy for our financial instruments as of December 31, 2022 (in thousands):

		Fair Value Measure
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Investments of deferred compensation plans held in trust	$93,196	$93,196	$-	$-
Long-term debt and current portion of long-term debt	97,500	-	97,500	-

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

16.    Capital Stock Repurchase Plan Transactions

We repurchased the following capital stock:

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022

Total cost of repurchased shares (in thousands)	$14,344	$23,884	$27,769	$101,098
Shares repurchased	28,457	50,000	53,457	207,500
Weighted average price per share	$504.07	$477.68	$519.46	$487.22

In May and November 2021, the Board of Directors authorized a total of $600.0 million for additional stock repurchase under Chemed’s existing share repurchase program. We currently have $60.1 million of authorization remaining under this share repurchase plan.

17.    Acquisitions

On June 1, 2023 Roto-Rooter completed the acquisition of one franchise in South Carolina for $305,000 in cash. On September 26, 2023 Roto-Rooter completed the acquisition of one franchise in Georgia for $3.689 million in cash.

In 2022, VITAS purchased the hospice assets of one Florida provider for $1.24 million in cash. Roto-Rooter completed the acquisition of three franchises and the related assets in New Jersey for a total of $2.29 million in cash.

Goodwill is assessed for impairment on a yearly basis as of October 1. All goodwill recognized is deductible for tax purposes.

Shown below is movement in Goodwill (in thousands):

	VITAS	Roto-Rooter	Total
Balance at December 31, 2022	$334,063	$247,232	$581,295
Business combinations	-	3,682	3,682
Balance at September 30, 2023	$334,063	$250,914	$584,977

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

The vast majority of the Company’s operations are located in the United States. As both operations are service companies, our employees are the most critical resource of the Company. We have very little exposure related to customers, vendors, or employees in other regions of the world.

The following is a summary of the key operating results (in thousands except per share amounts):

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Service revenues and sales	$564,532	$526,472	$1,678,505	$1,588,309
Net income	$74,958	$56,873	$182,456	$187,498
Diluted EPS	$4.93	$3.78	$12.02	$12.41
Adjusted net income	$80,866	$64,116	$207,701	$209,986
Adjusted diluted EPS	$5.32	$4.26	$13.68	$13.89
Adjusted EBITDA	$115,836	$99,169	$312,253	$320,283
Adjusted EBITDA as a % of revenue	20.5%	18.8%	18.6%	20.2%

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

Starting with the September 30, 2023 quarter, Chemed is no longer excluding the cost of the Retention Program when presenting non-GAAP operating metrics in current or prior periods.

In the September 30, 2023 quarter, there is zero expense related to the Retention Program. In the September 30, 2022 quarter, the pretax and after-tax Retention Program expense was $9.6 million and $7.1 million, respectively.

For the nine months ended September 30, 2023 pretax and after-tax expense for the retention program is $23.8 million and $18.0 million, respectively. For the nine months ended September 30, 2022 pretax and after-tax expense for the Retention Program was $9.6 million and $7.1 million, respectively

For the three months ended September 30, 2023, the increase in consolidated service revenues and sales was driven by a 12.5% increase at VITAS and a 0.4% increase at Roto-Rooter. The increase in service revenues at Roto-Rooter was driven mainly by an increase in plumbing, excavation and water restoration offset by a decrease in drain cleaning. The increase in service revenues at VITAS is comprised primarily of a 9.4% increase in days-of-care and a geographically weighted average Medicare reimbursement rate increase of approximately 2.7%. Acuity mix shift positively impacted revenue growth 24-basis points in the quarter when compared to the prior year revenue and level-of-care mix. The combination of Medicare cap and other contra revenue changes increased revenue growth by 20-basis points.

For the nine months ended September 30, 2023, the increase in consolidated service revenues and sales was driven by an 8.0% increase at VITAS and a 2.7% increase at Roto-Rooter. The increase in service revenues at Roto-Rooter was driven mainly by an increase in plumbing, excavation, and water restoration, offset by a decrease in drain cleaning. The increase in service revenues at VITAS is comprised primarily of a 6.2% increase in days-of-care and a geographically weighted average Medicare reimbursement rate increase of approximately 2.8%, partially offset by 100-basis points as a result of CMS reimplementing sequestration that was suspended at the start of the pandemic in 2020. Acuity mix shift had minimal impact in the quarter when compared to the prior year revenue and level-of-care mix.

The pandemic resulted in a significant shortage of licensed healthcare workers industry wide. VITAS has not been immune to this shortage. As a result, on July 1, 2022, VITAS implemented a hiring and retention bonus program for its licensed healthcare workers. It is a temporary program intended to help VITAS attract and retain licensed healthcare workers in light of the pandemic- induced healthcare worker shortage. An eligible employee must continue in employment for a period of one-year from July 1st to receive a bonus. Additionally, employees hired between July 1, 2022 and June 30, 2023 are eligible if they continue employment for a one-year period from their hire date. A total of $43.4 million has been accrued since the start of the program. A payment of $28.6 million was made in July 2023 related to the employed workers as of July 1, 2022. The remaining accrued amount will be paid over the following four quarters. See page 38 for additional VITAS operating metrics.

While significant continuing issues related to the COVID-19 pandemic appear to be over or materially mitigated, we will continue to monitor any impact on our business including employees, customers, patients, and vendors.

VITAS 2023 revenue, prior to Medicare Cap, is estimated to increase 9.3% to 9.5% when compared to 2022. Forecasted revenue growth is negatively impacted by 75-basis points as a result of the sequestration relief in the first half of 2022 compared to a full year of sequestration in 2023. ADC is estimated to increase 7.3% to 7.5%. Full year adjusted EBITDA margin, prior to Medicare Cap, is estimated to be 15.4% to 15.7%. The total pretax cost of the Retention Program in 2023 is estimated at $23.8 million, reducing adjusted EBITDA margin by 180-basis points. We are currently estimating $8.0 million for Medicare Cap billing limitations in calendar year 2023.

Roto-Rooter is forecasted to achieve full-year 2023 revenue growth of 1.6% to 2.0%. Roto-Rooter’s adjusted EBITDA margin for 2023 is expected to be 28.4% to 28.6%.

Based upon the above, full-year 2023 earnings per diluted share, excluding: non-cash expense for stock options, tax benefits from stock option exercises, costs related to litigation, and other discrete items, is estimated to be in the range of $19.82 to $20.02. This guidance includes $1.18 per share of after-tax costs related to the 2023 portion of the Retention Program.

This revised 2023 guidance compares to previous guidance, as recast to no longer exclude costs associated with the Retention Program, of $18.72 to $18.92. Current 2023 guidance assumes an effective corporate tax rate on adjusted earnings of 23.6% and a diluted share count of 15.2 million shares. Chemed’s 2022 adjusted earnings per diluted share was $18.78, including $0.97 per share for costs associated with the 2022 portion of the Retention Program.

On June 28, 2022, we replaced our existing credit facility with a fifth amended and restated Credit Agreement (“2022 Credit Facilities”). Terms of the 2022 Credit Facilities consist of a five-year $450.0 million revolver as well as a five-year $100.0 million term loan. Principal payments of $1.25 million on the term loan are due on the last day of each fiscal quarter, with a final payment due at the end of the agreement. The 2022 Credit Facilities have a floating interest rate that is generally SOFR plus an additional tiered rate which varies based on our current leverage ratio. As of September 30, 2023, the interest rate is SOFR plus 100 basis points. The 2022 Credit Facilities include an expansion feature that provides the Company the opportunity to increase its revolver and/or term loan by an additional $250.0 million.

We made prepayments totaling $75.0 million in the first quarter of 2023, on the $100.0 million term loan. We paid the remaining balance of $21.3 million on April 28, 2023. There were no prepayment penalties associated with this repayment. This prepayment reduced the total borrowing capacity of the 2022 Credit Facilities from $550.0 million to $450.0 million.

We have issued $45.3 million in standby letters of credit as of September 30, 2023, mainly for insurance purposes. Issued letters of credit reduce our available credit under the 2022 Credit Facilities. As of September 30, 2023, we have approximately $404.8 million of unused lines of credit available and are eligible to be drawn down under our revolving credit facility. Management believes its liquidity and sources of capital are satisfactory for the Company’s needs in the foreseeable future.

We anticipate that our operating income and cash flows will be sufficient to operate our business and meet any commitments for the foreseeable future.

Financial Condition

Liquidity and Capital Resources

Material changes in the balance sheet accounts from December 31, 2022 to September 30, 2023 include the following:

•A $28.6 million increase in accounts receivable due to timing of receipts. See discussion below.

•A $11.2 million increase in investments of deferred compensation plans due to market valuation gains. This resulted in a similar increase in the liability associated with deferred compensation plans.

•A $12.3 million decrease in lease right of use asset due to lease amortization.

•A $14.6 million increase in accounts payable due to timing of payments.

•A $12.5 million decline in accrued compensation due to payment of 2022 bonuses in the first quarter of 2023.

•A $97.5 million decrease in total long-term debt due to early repayments.

•A $12.5 million decrease in lease liabilities due to lease amortization.

Net cash provided by operating activities increased $12.0 million from September 30, 2022 to September 30, 2023. The main driver is an increase of $44.0 million attributable to changes in accounts receivable, offset by a decrease of $33.8 million of outflows related to other assets, driven primarily by the OAS deposit made in 2022. Significant changes in our accounts receivable balances are typically driven by the timing of payments received from the Federal government at our VITAS subsidiary. We typically receive a payment in excess of $42.0 million from the Federal government for hospice services every other Friday. The timing of a period end will have a significant impact on the accounts receivable at VITAS. These changes generally normalize over a two-year period, as cash flow variations in one year are offset in the following year.

Management continually evaluates cash utilization alternatives, including share repurchase, debt repurchase, acquisitions and increased dividends to determine the most beneficial use of available capital resources.

Commitments and Contingencies

Collectively, the terms of the 2022 Credit Facilities require us to meet various financial covenants, to be tested quarterly. We are in compliance with all financial and other debt covenants as of September 30, 2023 and anticipate remaining in compliance throughout the foreseeable future.

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

Results of Operations

Three months ended September 30, 2023 versus 2022 - Consolidated Results

Our service revenues and sales for the third quarter of 2023 increased 7.2% versus services and sales revenues for the third quarter of 2022. Of this increase, a $37.2 million increase was attributable to VITAS, and an $868,000 increase was attributable to Roto-Rooter. The following chart shows the components of revenue by operating segment (in thousands):

	Three months ended September 30,		Increase/(Decrease)
	2023	2022	Percent
VITAS
Routine homecare	$287,389	$256,253	12.2
Continuous care	22,032	18,600	18.5
General inpatient	27,818	24,526	13.4
Other	3,562	3,240	9.9
Subtotal	340,801	302,619	12.6
Medicare cap adjustment	(125)	(618)	79.8
Room and board - net	(2,646)	(2,513)	(5.3)
Implicit price concessions	(4,302)	(2,952)	(45.7)
Net revenue	$333,728	$296,536	12.5

Roto-Rooter
Drain cleaning	$59,164	$62,764	(5.7)
Plumbing	49,113	48,737	0.8
Excavation	56,904	54,164	5.1
Other	334	193	73.1
Subtotal - short term core	165,515	165,858	(0.2)
Water restoration	45,435	43,645	4.1
Independent contractors	20,509	20,474	0.2
Outside franchisee fees	1,457	1,559	(6.5)
Other	4,246	4,030	5.4
Gross revenue	237,162	235,566	0.7
Implicit price concessions	(6,358)	(5,630)	(12.9)
Net revenue	230,804	229,936	0.4
Total Revenues	$564,532	$526,472	7.2

Days of care at VITAS during the quarters were as follows:

	Three months ended September 30,		Increase/(Decrease)
	2023	2022	Percent

Routine homecare	1,391,377	1,271,678	9.4
Nursing home	287,785	264,407	8.8
Respite	7,292	6,635	9.9
Subtotal routine homecare and respite	1,686,454	1,542,720	9.3
General inpatient	25,493	23,435	8.8
Continuous care	23,071	20,097	14.8
Total days of care	1,735,018	1,586,252	9.4

The increase in service revenues at VITAS is comprised primarily of a 9.4% increase in days-of-care and a geographically weighted average Medicare reimbursement rate increase of approximately 2.7%. Acuity mix shift positively impacted revenue growth 24-basis points in the quarter when compared to the prior year revenue and level-of-care mix. The combination of Medicare cap and other contra revenue changes increased revenue growth by 20-basis points.

The increase in plumbing revenues for the third quarter of 2023 versus 2022 is attributable to a 7.9% increase in price and service mix shift offset by a 7.1% decrease in job count. The decrease in drain cleaning revenues for the third quarter of 2023 versus 2022 is attributable to a 6.6% increase in price and service mix offset by a 12.3% decrease in job count. The decline in drain cleaning volume is mainly the result of macro-economic consumer caution, as seen by many consumer-facing businesses. Excavation and water restoration jobs are generally sold as a result of initial calls from customers regarding drain cleaning issues. As a result, the 5.1% increase in excavation revenue and the 4.1% increase in water restoration revenue are mainly a function of the numbers and size of drain cleaning issues we encounter on a quarterly basis.

The consolidated gross margin was 35.8% in the third quarter of 2023 as compared with 34.1% in the third quarter of 2022. On a segment basis, VITAS’ gross margin was 24.0% in the third quarter of 2023 as compared with 19.1%, in the third quarter of 2022. The increase in gross margin at VITAS is mostly the result of increased revenues and the expiration of the licensed healthcare worker retention bonus program. The Roto-Rooter segment’s gross margin was 52.9% for the third quarter of 2023 as compared with 53.4% in the third quarter of 2022. This decline was mainly the result of relatively flat revenue and increased advertising cost.

Selling, general and administrative expenses (“SG&A”) comprise (in thousands):

	Three months ended September 30,
	2023	2022
SG&A expenses before long-term incentive compensation and the impact of market value adjustments related to deferred compensation trusts	$91,792	$85,118
Impact of market value adjustments related to assets held in deferred compensation trusts	4,257	(3,176)
Long-term incentive compensation	3,553	2,050
Total SG&A expenses	$99,602	$83,992

SG&A expenses before long-term incentive compensation and the impact of market value adjustments related to deferred compensation trusts for the third quarter of 2023 were up 7.8% when compared to third quarter of 2022. This increase was mainly a result of an increase in variable selling and general administrative expenses and salary increases.

Other income/(expense) – net comprise (in thousands):

	Three months ended September 30,
	2023	2022
Market value adjustment on assets held in deferred compensation trusts	$4,257	$(3,176)
Interest income	2,600	62
Other	2	(1)
Total other income/(expense) - net	$6,859	$(3,115)

From time to time throughout the year, we invest excess cash in money market funds with major commercial banks. We closely monitor the creditworthiness of the institutions with which we invest our overnight funds. In the third quarter of 2023, Chemed began investing excess cash in a money market fund holding US Treasuries. Deposits and withdrawals are made daily, based on the Company’s excess cash balance. There are no penalties associated with withdrawals. The accounts bear interest at a normal market rate.

Our effective tax rate reconciliation is as follows (in thousands):

	Three months ended September 30,
	2023	2022

Income tax provision calculated at the statutory federal rate	$19,586	$16,059
Stock compensation tax benefits	(225)	(450)
State and local income taxes	2,105	2,877
Effect of rate change on deferred tax	(4,241)	-
Other--net	1,082	1,112
Income tax provision	$18,307	$19,598
Effective tax rate	19.6%	25.6%

During the third quarter of 2023, the Company recognized a tax benefit from realignment of its state and local corporate tax structure based on the location of operating resources and profitability by business segment. This benefit includes a reduction in current state and local tax expense and a one time benefit of $4.2 million in reduction of deferred tax liabilities reflecting the lower tax rates.

Net income for both periods included the following after-tax items/adjustments that (reduced) or increased after-tax earnings (in thousands):

	Three months ended September 30,
	2023	2022
VITAS
Impact of deferred rate tax change	$1,772	$-
Roto-Rooter
Impact of deferred rate tax change	3,559	-
Amortization of reacquired franchise agreements	(1,954)	(1,729)
Litigation settlements	(286)	-
Corporate
Stock option expense	(4,924)	(4,060)
Long-term incentive compensation	(3,210)	(1,836)
Impact of deferred rate tax change	(1,090)	-
Excess tax benefits on stock compensation	225	450
Direct costs related to COVID-19	-	(68)
Total	$(5,908)	$(7,243)

Three months ended September 30, 2023 versus 2022 - Segment Results

Net income/(loss) for the third quarter of 2023 versus the third quarter of 2022 by segment (in thousands):

	Three months ended September 30,
	2023	2022
VITAS	$44,331	$26,086
Roto-Rooter	50,327	47,586
Corporate	(19,700)	(16,799)
	$74,958	$56,873

After-tax earnings as a percent of revenue at VITAS in the third quarter of 2023 was 13.3% as compared to 8.8% in the third quarter of 2022. VITAS’ after-tax earnings increased primarily due to increased revenues and the tax benefit from the realignment of its state and local corporate tax structure change.

Roto-Rooter’s net income was impacted in the third quarter of 2023 compared to the third quarter of 2022 primarily due to tax benefit from the realignment of its state and local corporate tax structure change After-tax earnings as a percent of revenue at Roto-Rooter in the third quarter of 2023 was 21.8%, as compared to 20.7% in the third quarter of 2022.

After-tax Corporate expenses for the third quarter of 2023 increased 17.3% when compared to 2022 due primarily to a $2.2 million increase in stock-based compensation.

Results of Operations

Nine months ended September 30, 2023 versus 2022 - Consolidated Results

Our service revenues and sales for the first nine months of 2023 increased 5.7% versus services and sales revenues for the first nine months of 2022. Of this increase, a $71.6 million increase was attributable to VITAS and a $18.6 million increase was attributable to Roto-Rooter. The following chart shows the components of revenue by operating segment (in thousands):

	Nine months ended September 30,		Increase/(Decrease)
	2023	2022	Percent
VITAS
Routine homecare	$832,554	$771,520	7.9
Continuous care	63,054	57,717	9.2
General inpatient	84,312	75,714	11.4
Other	9,738	9,461	2.9
Subtotal	989,658	914,412	8.2
Medicare cap adjustment	(5,625)	(5,118)	(9.9)
Room and board - net	(8,317)	(6,796)	(22.4)
Implicit price concessions	(10,650)	(8,992)	(18.4)
Net revenue	$965,066	$893,506	8.0

Roto-Rooter
Drain cleaning	$186,016	$193,983	(4.1)
Plumbing	148,285	145,294	2.1
Excavation	174,032	164,898	5.5
Other	711	513	38.6
Subtotal - short term core	509,044	504,688	0.9
Water restoration	141,176	127,678	10.6
Independent contractors	65,684	62,897	4.4
Outside franchisee fees	4,195	4,246	(1.2)
Other	13,292	12,462	6.7
Gross revenue	733,391	711,971	3.0
Implicit price concessions	(19,952)	(17,168)	(16.2)
Net revenue	713,439	694,803	2.7
Total Revenues	$1,678,505	$1,588,309	5.7

Days of care at VITAS during the nine months ended September 30 were as follows:

	Nine months ended September 30,		Increase/(Decrease)
	2023	2022	Percent

Routine homecare	4,018,469	3,796,954	5.8
Nursing home	833,112	771,921	7.9
Respite	19,211	18,098	6.1
Subtotal routine homecare and respite	4,870,792	4,586,973	6.2
General inpatient	76,987	71,177	8.2
Continuous care	65,630	61,981	5.9
Total days of care	5,013,409	4,720,131	6.2

The increase in service revenues at VITAS is comprised primarily of a 6.2% increase in days-of-care and a geographically weighted average Medicare reimbursement rate increase of approximately 2.8%, partially offset by 100-basis points as a result of CMS reimplementing sequestration that was suspended at the start of the pandemic in 2020. Acuity mix shift had minimal impact in the quarter when compared to the prior year revenue and level-of-care mix.

The increase in plumbing revenues for the first nine months of 2023 versus 2022 is attributable to a 10.1% increase in price and service mix shift and 8.0% decrease in job count. Drain cleaning revenues for the first nine months of 2023 versus 2022 reflect a 7.1% increase in price and service mix shift offset by a 11.2% decrease in job count. The decline in drain cleaning volume is mainly the result of macro-economic consumer caution, as seen by many consumer-facing businesses. Excavation and water restoration jobs are generally sold as a result of initial calls from customers regarding drain cleaning issues. As a result, the 5.5% increase in excavation revenue and the 10.6% increase in water restoration revenue are mainly a function of the numbers and size of drain cleaning issues we encounter on a quarterly basis. Independent Contractor revenue increased 4.4% due mainly to increased expansion into water restoration.

The consolidated gross margin was 34.0% in the first nine months of 2023 as compared with 35.8% in the first nine months of 2022. On a segment basis, VITAS’ gross margin was 20.2% in the first nine months of 2023 as compared with 22.3%, in the first nine months of 2022. The decrease in gross margin at VITAS is mostly the result of the $23.8 million expense recorded in the first nine months of 2023 for the licensed healthcare worker retention bonus program compared to $9.6 million recorded for the program in the first nine months of 2022. The Roto-Rooter segment’s gross margin was 52.8% for the first nine months of 2023 as compared with 53.1% in the first nine months of 2022.

Selling, general and administrative expenses (“SG&A”) comprise (in thousands):

	Nine months ended September 30,
	2023	2022
SG&A expenses before long-term incentive compensation and the impact of market value adjustments related to deferred compensation trusts	$281,426	$269,118
Long-term incentive compensation	7,817	4,877
Impact of market value adjustments related to assets held in deferred compensation trusts	5,441	(12,196)
Total SG&A expenses	$294,684	$261,799

SG&A expenses before long-term incentive compensation and the impact of market value adjustments related to deferred compensation trusts for the first nine months of 2023 were up 4.6% when compared to the first nine months of 2022. This increase was mainly a result of the increase in variable selling expenses and normal salary increases.

Other income/(expense) – net comprise (in thousands):

	Nine months ended September 30,
	2023	2022
Market value adjustment on assets held in deferred compensation trusts	$5,441	$(12,196)
Interest income	2,863	288
Other	61	1
Total other income/(expense) - net	$8,365	$(11,907)

From time to time throughout the year, we invest excess cash in money market funds with major commercial banks. We closely monitor the creditworthiness of the institutions with which we invest our overnight funds. In the third quarter of 2023, Chemed began investing excess cash in a money market fund holding US Treasuries. Deposits and withdrawals are made daily, based on the Company’s excess cash balance. There are no penalties associated with withdrawals. The accounts bear interest at a normal market rate.

Our effective tax rate reconciliation is as follows (in thousands):

	Nine months ended September 30,
	2023	2022

Income tax provision calculated at the statutory federal rate	$49,303	$51,929
Stock compensation tax benefits	(3,376)	(4,390)
State and local income taxes	7,333	8,296
Effect of rate change on deferred tax	(4,241)	-
Other--net	3,299	3,946
Income tax provision	$52,318	$59,781
Effective tax rate	22.3%	24.2%

During the third quarter of 2023, the Company recognized a tax benefit from realignment of its state and local corporate tax structure based on the location of operating resources and profitability by business segment. This benefit includes a reduction in current state and local tax expense and a one time benefit of $4.2 million in reduction of deferred tax liabilities reflecting the lower tax rates.

Net income for both periods included the following after-tax items/adjustments that (reduced) or increased after-tax earnings (in thousands):

	Nine months ended September 30,
	2023	2022
VITAS
Impact of deferred rate tax change	$1,772	$-
Direct costs related to COVID-19	-	(231)
Medicare cap sequestration adjustment	-	(103)
Roto-Rooter
Amortization of reacquired franchise agreements	(5,412)	(5,186)
Impact of deferred rate tax change	3,559	-
Litigation settlements	(1,577)	-
Direct costs related to COVID-19	-	(727)
Corporate
Stock option expense	(18,884)	(16,220)
Long-term incentive compensation	(6,989)	(4,343)
Impact of deferred rate tax change	(1,090)	-
Excess tax benefits on stock compensation	3,376	4,390
Direct costs related to COVID-19	-	(68)
Total	$(25,245)	$(22,488)

Nine months ended September 30, 2023 versus 2022 - Segment Results

Net income/(loss) for the first nine months of 2023 versus the first nine months of 2022 by segment (in thousands):

	Nine months ended September 30,
	2023	2022
VITAS	$95,223	$97,779
Roto-Rooter	142,354	138,595
Corporate	(55,121)	(48,876)
	$182,456	$187,498

After-tax earnings as a percent of revenue at VITAS in the first nine months of 2023 was 9.9% as compared to 10.9% in the first nine months of 2022. VITAS’ after-tax earnings decreased primarily due to the $18.0 million in after-tax expense related to VITAS’ licensed healthcare worker retention bonus program recorded in 2023 compared to the $7.1 million recorded for the program in 2022.

Roto-Rooter’s after-tax earnings as a percent of revenue for the first nine months of 2023 was 20.0%, as compared to 19.9% in the first nine months of 2022.

After-tax Corporate expenses for the first nine months of 2023 increased 12.8% when compared to the first nine months of 2022 due to an $5.3 million increase in stock-based compensation.

CHEMED CORPORATION AND SUBSIDIARY COMPANIES
CONSOLIDATING STATEMENTS OF INCOME
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2023
(in thousands)(unaudited)

				Chemed
	VITAS	Roto-Rooter	Corporate	Consolidated
2023 (a)
Service revenues and sales	$333,728	$230,804	$-	$564,532
Cost of services provided and goods sold	253,731	108,627	-	362,358
Selling, general and administrative expenses	25,256	55,141	19,205	99,602
Depreciation	5,009	7,836	13	12,858
Amortization	26	2,495	-	2,521
Other operating (income)/expense	(53)	396	-	343
Total costs and expenses	283,969	174,495	19,218	477,682
Income/(loss) from operations	49,759	56,309	(19,218)	86,850
Interest expense	(52)	(131)	(261)	(444)
Intercompany interest income/(expense)	4,935	3,040	(7,975)	-
Other income—net	849	34	5,976	6,859
Income/(expense) before income taxes	55,491	59,252	(21,478)	93,265
Income taxes	(11,160)	(8,925)	1,778	(18,307)
Net income/(loss)	$44,331	$50,327	$(19,700)	$74,958

(a) The following amounts are included in net income (in thousands):
				Chemed
	VITAS	Roto-Rooter	Corporate	Consolidated
Pretax benefit/(cost):
Stock option expense	$-	$-	$(5,495)	$(5,495)
Long-term incentive compensation	-	-	(3,553)	(3,553)
Amortization of reacquired franchise agreements	-	(2,352)	-	(2,352)
Litigation settlements	-	(300)	-	(300)
Total	$-	$(2,652)	$(9,048)	$(11,700)

				Chemed
	VITAS	Roto-Rooter	Corporate	Consolidated
After-tax benefit/(cost):
Stock option expense	$-	$-	$(4,924)	$(4,924)
Impact of deferred rate tax change	1,772	3,559	(1,090)	4,241
Long-term incentive compensation	-	-	(3,210)	(3,210)
Amortization of reacquired franchise agreements	-	(1,954)	-	(1,954)
Litigation settlements	-	(286)	-	(286)
Excess tax benefits on stock compensation	-	-	225	225
Total	$1,772	$1,319	$(8,999)	$(5,908)

CHEMED CORPORATION AND SUBSIDIARY COMPANIES
CONSOLIDATING STATEMENTS OF INCOME
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2022
(in thousands)(unaudited)

				Chemed
	VITAS	Roto-Rooter	Corporate	Consolidated
2022 (a)
Service revenues and sales	$296,536	$229,936	$-	$526,472
Cost of services provided and goods sold	239,755	107,179	-	346,934
Selling, general and administrative expenses	21,581	53,225	9,186	83,992
Depreciation	5,281	6,855	18	12,154
Amortization	26	2,494	-	2,520
Other operating expense/(income)	26	(11)	-	15
Total costs and expenses	266,669	169,742	9,204	445,615
Income/(loss) from operations	29,867	60,194	(9,204)	80,857
Interest expense	(44)	(91)	(1,136)	(1,271)
Intercompany interest income/(expense)	4,842	2,371	(7,213)	-
Other (expense)/income—net	26	36	(3,177)	(3,115)
Income/(expense) before income taxes	34,691	62,510	(20,730)	76,471
Income taxes	(8,605)	(14,924)	3,931	(19,598)
Net income/(loss)	$26,086	$47,586	$(16,799)	$56,873

(a) The following amounts are included in net income (in thousands):
				Chemed
	VITAS	Roto-Rooter	Corporate	Consolidated
Pretax benefit/(cost):
Stock option expense	$-	$-	$(4,676)	$(4,676)
Amortization of reacquired franchise agreements	-	(2,352)	-	(2,352)
Long-term incentive compensation	-	-	(2,050)	(2,050)
Direct costs related to COVID-19	-	-	(89)	(89)
Total	$-	$(2,352)	$(6,815)	$(9,167)

				Chemed
	VITAS	Roto-Rooter	Corporate	Consolidated
After-tax benefit/(cost):
Stock option expense	$-	$-	$(4,060)	$(4,060)
Long-term incentive compensation	-	-	(1,836)	(1,836)
Amortization of reacquired franchise agreements	-	(1,729)	-	(1,729)
Direct costs related to COVID-19	-	-	(68)	(68)
Excess tax benefits on stock compensation	-	-	450	450
Total	$-	$(1,729)	$(5,514)	$(7,243)

CHEMED CORPORATION AND SUBSIDIARY COMPANIES
CONSOLIDATING STATEMENTS OF INCOME
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2023
(in thousands)(unaudited)

				Chemed
	VITAS	Roto-Rooter	Corporate	Consolidated
2023 (a)
Service revenues and sales	$965,066	$713,439	$-	$1,678,505
Cost of services provided and goods sold	770,470	336,786	-	1,107,256
Selling, general and administrative expenses	71,248	171,966	51,470	294,684
Depreciation	14,907	22,830	41	37,778
Amortization	78	7,470	-	7,548
Other operating (income)/expense	(15)	2,079	-	2,064
Total costs and expenses	856,688	541,131	51,511	1,449,330
Income/(loss) from operations	108,378	172,308	(51,511)	229,175
Interest expense	(154)	(387)	(2,225)	(2,766)
Intercompany interest income/(expense)	14,393	8,652	(23,045)	-
Other income—net	1,109	96	7,160	8,365
Income/(expense) before income taxes	123,726	180,669	(69,621)	234,774
Income taxes	(28,503)	(38,315)	14,500	(52,318)
Net income/(loss)	$95,223	$142,354	$(55,121)	$182,456

(a) The following amounts are included in net income (in thousands):
				Chemed
	VITAS	Roto-Rooter	Corporate	Consolidated
Pretax benefit/(cost):
Stock option expense	$-	$-	$(22,376)	$(22,376)
Long-term incentive compensation	-	-	(7,817)	(7,817)
Amortization of reacquired franchise agreements	-	(7,056)	-	(7,056)
Litigation settlements	-	(2,056)	-	(2,056)
Total	$-	$(9,112)	$(30,193)	$(39,305)

				Chemed
	VITAS	Roto-Rooter	Corporate	Consolidated
After-tax benefit/(cost):
Stock option expense	$-	$-	$(18,884)	$(18,884)
Long-term incentive compensation	-	-	(6,989)	(6,989)
Amortization of reacquired franchise agreements	-	(5,412)	-	(5,412)
Impact of deferred rate tax change	1,772	3,559	(1,090)	4,241
Litigation settlements	-	(1,577)	-	(1,577)
Excess tax benefits on stock compensation	-	-	3,376	3,376
Total	$1,772	$(3,430)	$(23,587)	$(25,245)

CONSOLIDATING STATEMENTS OF INCOME
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2022
(in thousands)(unaudited)

				Chemed
	VITAS	Roto-Rooter	Corporate	Consolidated
2022 (a)
Service revenues and sales	$893,506	$694,803	$-	$1,588,309
Cost of services provided and goods sold	694,528	325,779	-	1,020,307
Selling, general and administrative expenses	67,181	165,162	29,456	261,799
Depreciation	16,894	20,058	54	37,006
Amortization	76	7,482	-	7,558
Other operating (income)/expense	(929)	399	-	(530)
Total costs and expenses	777,750	518,880	29,510	1,326,140
Income/(loss) from operations	115,756	175,923	(29,510)	262,169
Interest expense	(142)	(319)	(2,522)	(2,983)
Intercompany interest income/(expense)	14,181	6,751	(20,932)	-
Other income/(expense)—net	183	107	(12,197)	(11,907)
Income/(expense) before income taxes	129,978	182,462	(65,161)	247,279
Income taxes	(32,199)	(43,867)	16,285	(59,781)
Net income/(loss)	$97,779	$138,595	$(48,876)	$187,498

(a) The following amounts are included in net income (in thousands):
				Chemed
	VITAS	Roto-Rooter	Corporate	Consolidated
Pretax benefit/(cost):
Stock option expense	$-	$-	$(19,343)	$(19,343)
Amortization of reacquired franchise agreements	-	(7,056)	-	(7,056)
Long-term incentive compensation	-	-	(4,877)	(4,877)
Direct costs related to COVID-19	(310)	(988)	(89)	(1,387)
Medicare cap sequestration adjustment	(138)	-	-	(138)
Total	$(448)	$(8,044)	$(24,309)	$(32,801)

				Chemed
	VITAS	Roto-Rooter	Corporate	Consolidated
After-tax benefit/(cost):
Stock option expense	$-	$-	$(16,220)	$(16,220)
Amortization of reacquired franchise agreements	-	(5,186)	-	(5,186)
Long-term incentive compensation	-	-	(4,343)	(4,343)
Direct costs related to COVID-19	(231)	(727)	(68)	(1,026)
Medicare cap sequestration adjustment	(103)	-	-	(103)
Excess tax benefits on stock compensation	-	-	4,390	4,390
Total	$(334)	$(5,913)	$(16,241)	$(22,488)

Unaudited Consolidating Summary and Reconciliation of Adjusted EBITDA

Chemed Corporation and Subsidiary Companies
(in thousands)				Chemed
For the three months ended September 30, 2023	VITAS	Roto-Rooter	Corporate	Consolidated

Net income/(loss)	$44,331	$50,327	$(19,700)	$74,958
Add/(deduct):
Interest expense	52	131	261	444
Income taxes	11,160	8,925	(1,778)	18,307
Depreciation	5,009	7,836	13	12,858
Amortization	26	2,495	-	2,521
EBITDA	60,578	69,714	(21,204)	109,088
Add/(deduct):
Intercompany interest expense/(income)	(4,935)	(3,040)	7,975	-
Interest income	(847)	(34)	(1,719)	(2,600)
Stock option expense	-	-	5,495	5,495
Long-term incentive compensation	-	-	3,553	3,553
Litigation settlements	-	300	-	300
Adjusted EBITDA	$54,796	$66,940	$(5,900)	$115,836

				Chemed
For the three months ended September 30, 2022	VITAS	Roto-Rooter	Corporate	Consolidated

Net income/(loss)	$26,086	$47,586	$(16,799)	$56,873
Add/(deduct):
Interest expense	44	91	1,136	1,271
Income taxes	8,605	14,924	(3,931)	19,598
Depreciation	5,281	6,855	18	12,154
Amortization	26	2,494	-	2,520
EBITDA	40,042	71,950	(19,576)	92,416
Add/(deduct):
Intercompany interest expense/(income)	(4,842)	(2,371)	7,213	-
Interest income	(27)	(35)	-	(62)
Stock option expense	-	-	4,676	4,676
Long-term incentive compensation	-	-	2,050	2,050
Direct costs related to COVID-19	-	-	89	89
Adjusted EBITDA	$35,173	$69,544	$(5,548)	$99,169

Unaudited Consolidating Summary and Reconciliation of Adjusted EBITDA

Chemed Corporation and Subsidiary Companies
(in thousands)				Chemed
For the nine months ended September 30, 2023	VITAS	Roto-Rooter	Corporate	Consolidated

Net income/(loss)	$95,223	$142,354	$(55,121)	$182,456
Add/(deduct):
Interest expense	154	387	2,225	2,766
Income taxes	28,503	38,315	(14,500)	52,318
Depreciation	14,907	22,830	41	37,778
Amortization	78	7,470	-	7,548
EBITDA	138,865	211,356	(67,355)	282,866
Add/(deduct):
Intercompany interest expense/(income)	(14,393)	(8,652)	23,045	-
Interest income	(1,046)	(96)	(1,720)	(2,862)
Stock option expense	-	-	22,376	22,376
Long-term incentive compensation	-	-	7,817	7,817
Litigation settlements	-	2,056	-	2,056
Adjusted EBITDA	$123,426	$204,664	$(15,837)	$312,253

				Chemed
For the nine months ended September 30, 2022	VITAS	Roto-Rooter	Corporate	Consolidated

Net income/(loss)	$97,779	$138,595	$(48,876)	$187,498
Add/(deduct):
Interest expense	142	319	2,522	2,983
Income taxes	32,199	43,867	(16,285)	59,781
Depreciation	16,894	20,058	54	37,006
Amortization	76	7,482	-	7,558
EBITDA	147,090	210,321	(62,585)	294,826
Add/(deduct):
Intercompany interest expense/(income)	(14,181)	(6,751)	20,932	-
Interest income	(181)	(107)	-	(288)
Stock option expense	-	-	19,343	19,343
Long-term incentive compensation	-	-	4,877	4,877
Direct costs related to COVID-19	310	988	89	1,387
Medicare cap sequestration adjustment	138	-	-	138
Adjusted EBITDA	$133,176	$204,451	$(17,344)	$320,283

RECONCILIATION OF ADJUSTED NET INCOME
(in thousands, except per share data)(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net income as reported	$74,958	$56,873	$182,456	$187,498

Add/(deduct) pre-tax cost of:
Stock option expense	5,495	4,676	22,376	19,343
Long-term incentive compensation	3,553	2,050	7,817	4,877
Amortization of reacquired franchise agreements	2,352	2,352	7,056	7,056
Litigation settlements	300	-	2,056	-
Direct costs related to COVID-19	-	89	-	1,387
Medicare cap sequestration adjustment	-	-	-	138
Add/(deduct) tax impacts:
Tax impact of the above pre-tax adjustments (1)	(1,326)	(1,474)	(6,443)	(5,923)
Tax impact of deferred tax rate change	(4,241)	-	(4,241)	-
Excess tax benefits on stock compensation	(225)	(450)	(3,376)	(4,390)
Adjusted net income	$80,866	$64,116	$207,701	$209,986

Diluted Earnings Per Share As Reported
Net income	$4.93	$3.78	$12.02	$12.41
Average number of shares outstanding	15,200	15,042	15,178	15,114

Adjusted Diluted Earnings Per Share
Adjusted net income	$5.32	$4.26	$13.68	$13.89
Adjusted average number of shares outstanding	15,200	15,042	15,178	15,114

(1) The tax impact of pre-tax adjustments was calculated using the effective tax rate of the operating unit for which each adjustment is associated.

CHEMED CORPORATION AND SUBSIDIARY COMPANIES
OPERATING STATISTICS FOR VITAS SEGMENT
(unaudited)
	Three Months Ended September 30,		Nine Months Ended September 30,
OPERATING STATISTICS	2023	2022	2023	2022
Net revenue ($000)
Homecare	$287,389	$256,253	$832,554	$771,520
Inpatient	27,818	24,526	84,312	75,714
Continuous care	22,032	18,600	63,054	57,717
Other	3,562	3,240	9,738	9,461
Subtotal	$340,801	$302,619	$989,658	$914,412
Room and board, net	(2,646)	(2,513)	(8,317)	(6,796)
Contractual allowances	(4,302)	(2,952)	(10,650)	(8,992)
Medicare cap allowance	(125)	(618)	(5,625)	(5,118)
Total	$333,728	$296,536	$965,066	$893,506
Net revenue as a percent of total before Medicare cap allowances
Homecare	84.3%	84.7%	84.1%	84.4%
Inpatient	8.2	8.1	8.5	8.3
Continuous care	6.5	6.1	6.4	6.3
Other	1.0	1.1	1.0	1.0
Subtotal	100.0	100.0	100.0	100.0
Room and board, net	(0.8)	(0.8)	(0.8)	(0.7)
Contractual allowances	(1.3)	(1.0)	(1.1)	(1.0)
Medicare cap allowance	-	(0.2)	(0.6)	(0.6)
Total	97.9%	98.0%	97.5%	97.7%
Days of care
Homecare	1,391,377	1,271,678	4,018,469	3,796,954
Nursing home	287,785	264,407	833,112	771,921
Respite	7,292	6,635	19,211	18,098
Subtotal routine homecare and respite	1,686,454	1,542,720	4,870,792	4,586,973
Inpatient	25,493	23,435	76,987	71,177
Continuous care	23,071	20,097	65,630	61,981
Total	1,735,018	1,586,252	5,013,409	4,720,131

Number of days in relevant time period	92	92	273	273

Average daily census (days)
Homecare	15,124	13,823	14,720	13,908
Nursing home	3,128	2,874	3,052	2,828
Respite	79	72	70	66
Subtotal routine homecare and respite	18,331	16,769	17,842	16,802
Inpatient	277	255	282	261
Continuous care	251	218	240	227
Total	18,859	17,242	18,364	17,290

Total Admissions	15,774	14,680	47,564	45,945
Total Discharges	15,328	14,603	45,837	46,139
Average length of stay (days)	103.1	106.2	100.8	104.9
Median length of stay (days)	17.0	17.0	16.0	16.0

ADC by major diagnosis
Cerebro	42.0%	39.3%	42.2%	38.5%
Neurological	14.7	22.0	15.9	22.3
Cancer	10.6	10.7	10.6	11.0
Cardio	16.4	15.4	16.1	15.6
Respiratory	7.2	7.2	7.1	7.3
Other	9.1	5.4	8.1	5.3
Total	100.0%	100.0%	100.0%	100.0%
Admissions by major diagnosis
Cerebro	26.6	25.9%	26.3%	24.2%
Neurological	8.8	12.4	9.9	12.7
Cancer	26.1	26.6	26.0	26.2
Cardio	16.0	14.9	16.2	14.8
Respiratory	9.7	9.5	10.1	10.3
Other	12.8	10.7	11.5	11.8
Total	100.0%	100.0%	100.0%	100.0%

Estimated uncollectible accounts as a percent of revenues	1.3%	1.0%	1.1%	1.0%
Accounts receivable --
Days of revenue outstanding- excluding unapplied Medicare payments	36.4	33.8	n.a.	n.a.
Days of revenue outstanding- including unapplied Medicare payments	33.8	24.9	n.a.	n.a.

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

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

The Company’s primary market risk exposure relates to interest rate risk exposure through its variable interest line of credit. At September 30, 2023, the Company had no variable rate debt outstanding. For each $10 million borrowed under the credit facility, an increase or decrease of 100 basis points (1%), increases or decreases the Company’s annual interest expense by $100,000.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Item 2(c).    Purchases of Equity Securities by Issuer and Affiliated Purchasers

The following table shows the activity related to our share repurchase program for the first nine months of 2023:

	Total Number	Weighted Average	Cumulative Shares	Dollar Amount
	of Shares	Price Paid Per	Repurchased Under	Remaining Under
	Repurchased	Share	the Program	The Program

February 2011 Program
January 1 through January 31, 2023	-	$-	10,458,154	$87,867,735
February 1 through February 28, 2023	-	-	10,458,154	87,867,735
March 1 through March 31, 2023	-	-	10,458,154	$87,867,735

First Quarter Total	-	$-

April 1 through April 30, 2023	-	$-	10,458,154	$87,867,735
May 1 through May 31, 2023	16,620	537.12	10,474,774	78,940,805
June 1 through June 30, 2023	8,380	536.71	10,483,154	$74,443,156

Second Quarter Total	25,000	$536.98

July 1 through July 31, 2023	-	$-	10,483,154	$74,443,156
August 1 through August 31, 2023	11,206	508.01	10,494,360	68,750,411
September 1 through September 30, 2023	17,251	501.52	10,511,611	$60,098,765

Third Quarter Total	28,457	$504.07

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

101

The following materials from Chemed Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023 formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) The Condensed Consolidated Balance Sheet, (ii) The Condensed Consolidated Statement of Income, (iii) The Condensed Consolidated Statement of Cash Flows, (iv) The Condensed Statement of Equity, and (v) Notes to the Condensed Consolidated Financial Statements.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, formatted in iXBRL and contained in Exhibit 101.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Chemed Corporation
(Registrant)

Dated:	October 27, 2023	By:	/s/ Kevin J. McNamara
Kevin J. McNamara
(President and Chief Executive Officer)

Dated:	October 27, 2023	By:	/s/ David P. Williams
David P. Williams
(Executive Vice President and Chief Financial Officer)

Dated:	October 27, 2023	By:	/s/ Michael D. Witzeman
Michael D. Witzeman
(Vice President and Controller)