Form 10-K
period 2023-12-31
CHEMED CORP
filed 2024-02-29
CIK 19584

M

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☑    ANNUAL REPORT

PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing price of said stock on the New York Stock Exchange – Composite Transaction Listing on June 30, 2023 ($541.67 per share), was $8,049,913,329.

On February 9, 2024, 15,117,093 shares of Chemed Capital Stock (par value $1 per share) were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Document	Where Incorporated
2023 Annual Report to Stockholders (specified portions) Proxy Statement for Annual Meeting to be held May 20, 2024	Parts I, II, and IV Part III

CHEMED CORPORATION

2023 FORM 10-K ANNUAL REPORT

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

During 2023, Chemed conducted its business operations in two segments: the VITAS segment (“VITAS”) and the Roto-Rooter segment (“Roto-Rooter”). VITAS provides hospice and palliative care services to its patients through a network of physicians, registered nurses, home health aides, social workers, clergy and volunteers. Roto-Rooter provides plumbing, drain cleaning, excavation, water restoration and other related services to residential and commercial customers.

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

Financial Information about Industry Segments

The required segment and geographic data for the Company’s continuing operations (as described below) for three years ended December 31, 2021, 2022 and 2023 are shown in Note 5 of the Notes to Consolidated Financial Statements on pages 59-60 of the 2023 Annual Report to Stockholders and are incorporated herein by reference.

Description of Business by Segment

The information called for by this item is included within Note 5 of the Notes to Consolidated Financial Statements appearing on pages 59-60 of the 2023 Annual Report to Stockholders is incorporated herein by reference.

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

Quality Assurance. A hospice must conduct ongoing and comprehensive self-assessments of the quality and appropriateness of care it provides and that its contractors provide under arrangements to hospice patients. In the fourth quarter of 2023, CMS finalized its regulations implementing a Special Focus Program (“SFP”) that is intended to identify “poor performing” hospices based on a number of indicators. The SFP will identify the bottom 10% of performers and provide additional oversight over the lowest 1% of performers to assist the programs with “continuous improvement.” While the effective date of the program was January 1, 2024, CMS has indicated that selection of hospices for the SFP is not anticipated to start until late in 2024.

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

CMS is conducting a Targeted Probe and Educate (“TPE”) program, designed to improve compliance in submitting Medicare claims and reduce deficiencies. In the TPE program, a healthcare provider has up to three rounds of review to sufficiently improve results, or the provider may face significant action from CMS. During the rounds of a TPE review, payment of claims subject to the review is delayed.

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

Corporate Integrity Agreement. VITAS and certain of its subsidiaries entered into a Corporate Integrity Agreement (“CIA”) with the Office of the Inspector General (“OIG”) on October 30, 2017 in connection with the settlement of a False Claims Act case. The CIA formalized various aspects of VITAS’ already existing Compliance Program and contained requirements designed to document ongoing compliance with federal healthcare program requirements. It had a term of five years, during which it imposed monitoring, reporting, certification, oversight, screening and training obligations, certain of which had previously been implemented by VITAS. The term of the CIA has lapsed, and on June 22, 2023 the OIG confirmed that VITAS satisfied its requirements under the CIA and that the CIA was concluded.

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

Medicare Payment for Physician Services. Payment for direct patient care physician services delivered by hospice physicians is billed separately by the hospice to the Medicare Administrative Contractors and paid at the lesser of the actual charge or the Medicare allowable charge for these services. This payment is in addition to the per diem rates VITAS receives for hospice care. Payment for hospice physicians’ administrative and general supervisory activities is included in the daily rates discussed above. Payments for attending physician professional services (other than services furnished by hospice physicians) are not paid to the hospice, but rather are paid directly to the attending physician by the Medicare Administrative Contractors. For fiscal 2023, less than 2% of VITAS’ net revenue was attributable to physician services.

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

Second, Medicare payments to a hospice are also subject to a separate cap based on overall average payments per admission. Any payments exceeding this overall hospice cap must be refunded by the hospice. This cap was set at $32,486.92 per admission for the twelve month period ended on September 30, 2023, increased to $33,494.01 for the twelve month period ending on September 30, 2024, and is adjusted annually to account for inflation. VITAS’ hospices may be subject to future payment reductions or recoupments as the result of this cap.

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

Overview of Government Payments – Medicaid

Medicaid Coverage and Reimbursements. State Medicaid programs are another source of VITAS’ net patient revenue. Medicaid is a state-administered program financed by state funds and federal funds to provide medical assistance to the indigent and certain other eligible persons. For those states that elect to provide a hospice benefit, the Medicaid program is required to pay the hospice at rates at least equal to the rates provided under Medicare and calculated using the same methodology. States maintain flexibility to establish their own hospice election procedures and to limit the number and duration of benefit periods for which they will pay for hospice services. Reimbursement from state Medicaid programs in 2023 accounted for approximately 5% of VITAS’ revenues.

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

On August 6, 2019, the Centers for Medicare and Medicaid Services released the fiscal year 2020 hospice wage index and payment rate update (FY 2020 update). The FY 2020 update includes the normal yearly inflationary increase by level of care plus a rebasing of the continuous care, inpatient care and respite care rates. The rebasing of these levels of care was to reflect non-inflationary changes in providers’ costs over time. The rebasing increased the national average reimbursement rate for continuous care by 39.9% and inpatient care by 34.7%. Respite care is not material to our operations. The rebasing of these levels of care was effective on October 1, 2019. On August 10, 2023, the Centers for Medicare and Medicaid Services released the 2024 inflationary increase effective October 1, 2023, which was 3.1%

Other Healthcare Regulations

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

In connection with the settlement, VITAS and certain of its subsidiaries entered into a corporate integrity agreement (“CIA”) on October 30, 2017. The CIA formalized various aspects of VITAS’ already existing Compliance Program and contained requirements designed to document compliance with federal healthcare program requirements. It had a term of five years during which it imposed monitoring, reporting, certification, oversight, screening and training obligations, certain of which had previously been implemented by VITAS. It also required VITAS to engage an Independent Review Organization (“IRO”) to perform audit and review functions and to prepare reports regarding compliance with federal healthcare programs. The term of the CIA has lapsed, and on June 22, 2023, the OIG confirmed that VITAS satisfied its obligation under the CIA and that the CIA was concluded.

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

At December 31, 2023, the Company’s accrual for its estimated liability for potential environmental cleanup and related costs arising from the 1991 sale of DuBois Chemicals Inc. (“DuBois”) amounted to $1.7 million. Of this balance, $896,000 is included in other liabilities and $826,000 is included in other current liabilities. The Company is contingently liable for additional DuBois-related environmental cleanup and related costs up to a maximum of $14.9 million. On the basis of a continuing evaluation of the Company’s potential liability, and in consultation with the Company’s environmental attorney, management believes that it is not probable this additional liability will be paid. Accordingly, no provision for this contingent liability has been recorded. Although it is not presently possible to reliably project the timing of payments related to the Company’s potential liability for environmental costs, management believes that any adjustments to its recorded liability will not materially adversely affect its financial position or results of operations.

The Company, to the best of its knowledge, is currently in compliance in all material respects with the environmental laws and regulations affecting its operations. Such environmental laws, regulations and enforcement proceedings have not required the Company to make material increases in or modifications to its capital expenditures and they have not had a material adverse effect on sales or net income. Capital expenditures for the purpose of complying with environmental laws and regulations during 2022 and 2023 with respect to continuing operations are not material in amount; there can be no assurance, however, that presently unforeseen legislative enforcement actions will not require additional expenditures.

In October 2023, California enacted the Climate Corporate Data Accountability Act (SB 253) and Greenhouse Gases Climate-Related Financial Risk (SB 261). Although regulations for these laws have not yet been finalized, these statutes will require the Company to report on its greenhouse gas emissions and report its climate-related financial risk, as well as efforts taken to mitigate that risk, beginning in 2026.

The Company’s environmental policy is available on its website at ir.chemed.com/corporate-governance/highlights under governance documents.

Human Capital Resources

As of December 31, 2023, the Company, including its subsidiaries Roto-Rooter and VITAS, had a total of 15,087 employees.

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

Workforce Safety and Training

The Company’s continued success depends on maintaining a safe and healthy workforce. Both Roto-Rooter and VITAS operate businesses where the safety of its employees is a significant focus. During the pandemic, both businesses adapted to new safety challenges, including sourcing PPE for employees and ensuring that it is available as needed, implementing new protocols in their offices or in dealing with customers and patients (including expanding telehealth offerings), contracting with third parties to ensure that COVID tests and vaccines were available, and making work-from-home or other different working arrangements available when feasible.

Roto-Rooter’s safety program is designed to help ensure the safety of our employees and customers. Its “Safety Certified Program” is deployed to all field employees, including supervisors, managers, and sales personnel. The program includes trainings and policies that cover hazard assessment, environmental issues (including lead and asbestos), personal protective equipment, back support injury prevention, fire safety, and infectious disease (specifically including COVID-19 awareness and protocols). Roto-Rooter’s safety training also includes OSHA specific compliance and specialty training depending on the role of the individual, including topics such as electrical safety, torch safety, mainline drain machine safety, driving safety, and other OSHA awareness topics. Roto-Rooter employs regional safety managers, who are all OSHA authorized trainers, as well as other employees across its geographies who are authorized to provide OSHA training. Specialized roles, such as excavation and water restoration, receive specialized training.

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

VITAS also focuses on hiring, training and promoting the right talent, and believes that its vision of providing the best available patient and family care is delivered by its committed and compassionate employees. It has an automated recruitment process, designed to increase efficiencies and decrease the time to fill open positions, as well as continue to grow its brand presence in the talent market. It has continued to adapt to the new hiring and retention challenges brought on by the pandemic and current healthcare labor environment on a market-by-market and role-by-role basis. For example, in order to help with the attraction and retention of healthcare workers during the pandemic induced healthcare worker shortage, VITAS adopted the “Difference Maker Program” in July 2022 which provided stay-bonuses, for eligible existing employees and new employees who were hired during the application of the program. Throughout the program, VITAS paid over $31.6 million in bonuses, and has $8.9 million remaining accrued at December 31, 2023 to pay bonuses earned through June 2024.

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

Acquisitions

In 2023, Roto-Rooter completed the acquisition of one franchise in South Carolina for $305,000 in cash and one franchise in Georgia for $3.689 million in cash.

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

Cybersecurity

Our information technology systems hold sensitive customer information in the ordinary course of business, including names, addresses, and partial credit card information. We utilize those same systems to perform our day-to-day activities, such as receiving customer calls, dispatching technicians to jobs, and maintaining an accurate record of all transactions.  We have not experienced any known modern system/data breaches on our information technology systems that compromised customer data or the company’s proprietary data.  We maintain our information technology systems with safeguard protection against cyber-attacks, including intrusion detection and protection services, firewalls, and virus detection software. Every month, we test our information technology systems using cyber-scanning software and other methods to learn how a successful system/data breach may occur. If a deficiency is detected, our IT staff will log and remediate the deficiency prescribed by the vendor or manufacturer.  Roto-Rooter has developed and tested a response plan in the event of a successful system/data breach and maintains commercial insurance related to cyber-security. We obtain internal control reports from key vendors that maintain company data or process company transactions on a yearly basis. We review these reports to detect any potential cybersecurity issues. However, these safeguards do not ensure that a significant system/data breach may occur.  Due to the pandemic, certain roles have been conducted remotely, increasing the role and importance of our information technology and security systems. A successful attack on our information technology systems could significantly affect the business, including liability for compromised customer information and business interruption.

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

VITAS’ success is heavily dependent on referrals from physicians, long-term care facilities, hospitals and other institutional health care providers, managed care companies, insurance companies and other patient referral sources in the communities that its hospice locations serve, as well as on its ability to maintain good relations with these referral sources. VITAS’ referral sources may refer their patients to other hospice care providers or not to a hospice provider at all. Additionally, during the pandemic, VITAS experienced significant changes in referral patterns and sources. VITAS’ growth and profitability depend significantly on its ability to establish and maintain close working relationships with these patient referral sources and to increase awareness and acceptance of hospice care by its referral sources and their patients. We cannot assure that VITAS will be able to maintain its existing relationships or that it will be able to develop and maintain new relationships in existing or new markets. Moreover, if pandemic-related or other shifts to referrals continue, it could materially adversely affect the business. VITAS’ loss of existing relationships or its failure to develop new relationships could adversely affect its ability to expand or maintain its operations and operate profitably. Moreover, we cannot assure you that awareness or acceptance of hospice care will increase or remain at current levels.

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

The healthcare industry is subject to extensive federal, state and local laws, rules and regulations relating to, among others:

•Payment for services;

•Conduct of operations, including quality assurance, fraud and abuse, anti-kickback prohibitions, self-referral prohibitions and false claims;

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

A significant portion of VITAS’ workforce is licensed nurses. VITAS depends on qualified nurses to provide quality, responsive hospice services to its patients. The current nationwide shortage of qualified nurses impacts some of the markets in which VITAS provides hospice services. In response to this shortage, VITAS has adjusted its wages and benefits to recruit and retain nurses and to engage contract nurses. Similarly, there recently has been a shortage of home health aides, who provide many of the hospice services provided by VITAS. VITAS has also adjusted its wages and benefits to recruit and retain home health and other aides. VITAS’ inability to attract and retain qualified nurses and aides as well as other healthcare workers, could adversely affect its ability to provide quality, responsive hospice services to its patients and its ability to increase or maintain patient census in those markets. Increases in the wages and benefits required to attract and retain qualified nurses or an increase in reliance on contract nurses could negatively impact profitability.

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

•Physician groups;

•Nursing homes;

•Home health agencies;

•Infusion therapy companies; and

•Nursing agencies.

Various health care companies have diversified into the hospice industry and there is an increasing consolidation across hospice industry. Other companies, including hospitals and health care organizations that are not currently providing hospice care, may enter the markets VITAS serves and expand the variety of services offered to include hospice care. Additionally, jurisdictions where VITAS operates where competition is limited by Certificates of Need, may remove or lessen these restrictions, which could increase competition. We cannot assure you that VITAS will not encounter increased competition in the future that could limit its ability to maintain or increase its market position, including competition from parties in a position to impact referrals to VITAS. Such increased competition could have a material adverse effect on VITAS’ business, financial condition and results of operations.

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

It is unclear what affects that CMS’ new Special Focus Program (“SFP”) may have on VITAS’ brand reputation. In the event that CMS selects hospices for the SFP program utilizing the current algorithm, it is possible that certain VITAS hospice locations are included in the hospices that the algorithm identifies within the bottom 10% or even bottom 1% of hospices. Although CMS has stated that providers will not be able to replicate the results of the algorithm because not all information utilized by CMS has been made public, given what is known, large providers appear to be significantly more likely to be identified as poor performers because the formula does not account for size of program when analyzing the number of substantiated complaints. Additionally, providers who submit Consumer Assessment of Healthcare Providers and Systems (“CAHPS”) scores (as VITAS does) appear to be more likely to be identified as poor performers. In the event that one or more VITAS programs is identified in the bottom 10% of hospices, it could negatively affect VITAS’ brand reputation in a material adverse manner. Additionally, if any VITAS program is identified in the bottom 1% of hospices and placed in the SFP, it will have additional governmental oversight and intervention that could materially adversely affect the operations and profitability of such program.

VITAS’ headquarters and a significant portion of its operations are in south Florida

The occurrence of a natural disaster in any region that VITAS has significant operations could have a negative impact on the business. VITAS’ headquarters are located in south Florida. In addition, two of our largest programs and an office complex are in south

Florida. The location of our headquarters and these large programs increases our exposure to hurricanes. A major hurricane in south Florida could impede our ability to bill for our services, operate our businesses and serve our patients in the affected area. VITAS maintains a disaster recovery program to mitigate this risk; however, natural disasters could have an adverse effect on our future operating performance.

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

Issues associated with the actual or perceived effects of another epidemic, pandemic, or similar widespread public health concern, could adversely affect our businesses.

Our businesses may be negatively impacted by the fear of exposure to or actual effects of another epidemic, pandemic, or similar widespread public health concern as we experienced with the COVID-19 pandemic. Negative impacts may include, but not be limited to: restrictions or limitations on our ability to continue operations and service our patients and customers in-person, changes in demand for our services or mix of services demanded, additional costs for personal protection equipment and other items or processes necessitated to maintain the health and safety of our employees, customers and patients, isolated outbreaks of disease that may affect our ability to provide services in certain areas for a period of time, and increasing difficulty in our ability to hire employees to provide in-person services for our patients and customers during the pendency of any public health concern.

Despite our efforts to manage and remedy these impacts, their ultimate impact also depends on factors beyond our knowledge or control, including the duration and severity of any such outbreak as well as third-party actions taken to contain its spread and mitigate its public health effects.

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

The Company treats cybersecurity risk seriously and is focused on maintaining and regularly updating the security of our systems, networks, technologies and data.

The number and sophistication of attempts to disrupt or penetrate our systems continues to grow, specifically including the rapid increase of attempts against healthcare companies that was observed in early 2022. To combat the ever-increasing sophistication of cyberattacks, we continuously work to improve methods for detecting and preventing attacks. We have implemented policies and procedures and developed specific training for our employees, including regular updates and reminders, to help prevent and mitigate any issues that may be caused by any attacks. Further, we regularly engage independent third-party cyber experts to test for vulnerabilities in our environment. We also conduct our own internal simulations to help assess and strengthen our defenses.

We acknowledge that cyberattack risk may occur with our third-party technology service providers. High-profile cyberattacks have occurred at healthcare companies, credit bureaus, financial institutions, and other businesses for the purpose of acquiring the confidential information of individuals, including potential customers and patients. We take significant measures to prevent and mitigate issues caused by any such attacks, including outreach to our providers and other third-parties that we engage with, in order to ascertain any potential downstream implications of known breaches.

The Company has integrated our cybersecurity prevention and mitigation processes into our overall risk management system and processes. The Chief Technology Officer of Roto-Rooter and the Chief Technology Officer and Chief Information Officer of VITAS are senior executives, with decades of experience in preventing, assessing and managing cybersecurity threats in the private sector as well as government. Both Roto-Rooter and VITAS employ teams of experienced cybersecurity professionals who report to the respective Chief Technology Officer and Chief Information Officer. Both businesses have security incident response plans, pursuant to which they report on the cybersecurity status of the businesses to the Company’s Chief Financial Officer and Controller and Chief Legal Officer both regularly as a matter of course, as well as in the event of any potentially material incident. Additionally, Company senior management reports to the Audit Committee on cybersecurity issues on a regular basis, multiple times a year. The Audit Committee’s reports to the board after these sessions, include the discussions of the cybersecurity risk management process.

The reports include information on any attacks or potential breaches within the Company as well as security events at third-party providers when the breach or potential breach may affect the Company. This process allows the Company to involve both senior management and third-party service providers, including forensic analysts, other cyber experts, and outside counsel, as necessary in order to combat potential threats and help ensure appropriate and timely responses to threats, and mitigation and remediation of any incidents.

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

Please also reference additional disclosures about cybersecurity in Item 1A Risk Factors, under both Roto-Rooter and VITAS sections.

Item 2. Properties

The Company’s corporate offices and the headquarters for Roto-Rooter are located in Cincinnati, Ohio. Roto-Rooter has manufacturing and distribution center facilities in West Des Moines, Iowa and has 369 leased and owned office and service facilities in 34 states. VITAS, headquartered in south Florida, operates 50 programs from 170 leased and owned facilities and 25 inpatient units in 16 states and the District of Columbia.

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

Item 4. Mine Safety Disclosures

None

Executive Officers of the Company

Name	Age	Office	First Elected
Kevin J. McNamara	70	President and Chief Executive Officer	August 2, 1994 (1)
Spencer S. Lee	68	Executive Vice President	May 15, 2000 (2)
Nicholas M. Westfall	45	Executive Vice President	June 16, 2016 (3)
Michael D. Witzeman	53	Vice President, Chief Financial Officer, and Controller	May 21, 2012 (4)
Brian C. Judkins	43	Vice President and Chief Legal Officer	August 31, 2020 (5)

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

(3)          Mr. N.M. Westfall is an Executive Vice President of the Company and has held this position since June 2016. He is also Chief Executive Officer of VITAS, a wholly owned subsidiary of the Company, and has held this position since June 2016. Previously, from May 2015 to June 2016, he also served as Chief Operating Officer of VITAS. Previously, he served as Senior Vice President of VITAS from April 2012 to April of 2015. Prior to that he served as Director of Information Technology and Operations for Chemed from May 2009 to April 2012.

(4)Mr. M.D. Witzeman is a Vice President, Chief Financial Officer, and Controller of the Company. Mr. Witzeman was promoted to Chief Financial Officer in January of 2024. He has held these positions since May 2012, January 2024, and May 2017 respectively. Prior to that he served as Assistant Vice President and Assistant Controller from July 2005.

(5)          Mr. B.C. Judkins is a Vice President and the Secretary and Chief Legal Officer of the Company. He has held these positions since August 2020. Prior to that he served as Vice President and Counsel from January 2019.

Each executive officer holds office until the annual election at the next annual organizational meeting of the Board of Directors of the Company which is scheduled to be held on May 20, 2024.

PART II

Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company has historically paid cash dividends quarterly. However, future dividends are dependent upon the Company’s earnings and financial condition, compliance with certain debt covenants and other factors not presently determinable.

As of February 9, 2024, there were approximately 1,231 stockholders of record of the Company’s Capital Stock. This number only includes stockholders of record and does not include stockholders with shares beneficially held in nominee name or within clearinghouse positions of brokers, banks or other institutions.

During 2023, the number of shares of Capital Stock repurchased by the Company, the weighted average price paid for each share, the cumulative shares repurchased under each program and the dollar amounts remaining under each program were as follows:

Company Purchase of Shares of Capital Stock

	Total Number		Weighted Average	Cumulative Shares	Dollar Amount
	of Shares		Price Paid Per	Repurchased Under	Remaining Under
	Repurchased		Share	the Program	The Program

February 2011 Program
January 1 through January 31, 2023	-		$-	10,458,154	$87,867,735
February 1 through February 28, 2023	-		-	10,458,154	87,867,735
March 1 through March 31, 2023	-		-	10,458,154	$87,867,735

First Quarter Total	-	$

April 1 through April 30, 2023	-			$10,458,154	$87,867,735
May 1 through May 31, 2023	16,620		537.12	10,474,774	78,940,805
June 1 through June 30, 2023	8,380		536.71	10,483,154	$74,443,156

Second Quarter Total	25,000		$536.98

July 1 through July 31, 2023	-		$-	10,483,154	$74,443,156
August 1 through August 31, 2023	11,206		508.01	10,494,360	68,750,411
September 1 through September 30, 2023	17,251		501.52	10,511,611	$60,098,765

Third Quarter Total	28,457		$504.07

October 1 through October 31, 2023	-		$-	10,511,611	$60,098,765
November 1 through November 30, 2023 (1)	40,000		581.62	10,551,611	336,834,085
December 1 through December 31, 2023	39,512		576.52	10,591,123	$314,054,431

Fourth Quarter Total	79,512		$579.09

(1) In November 2023, our Board of Directors authorized an additional $300 million under the February 2011 Repurchase Program.

As of December 31, 2023, the number of stock options and performance share units outstanding under the Company’s equity compensation plans, the weighted average exercise price of outstanding options, and the number of securities remaining available for issuance were as follows:

EQUITY COMPENSATION PLAN INFORMATION

	Number of securities to be issued upon exercise of outstanding warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column)
Plan Category

Equity compensation plans approved by stockholders (1)	1,161,957	$445.12	1,117,223

(1)          Amount includes 44,734 shares allocated to certain employees which vest upon attainment of specified earnings per share targets and specified total shareholder return targets.

Comparative Stock Performance

The graph below compares the yearly percentage change in the Company’s cumulative total stockholder return on Capital Stock (as measured by dividing (i) the sum of (A) the cumulative amount of dividends for the period December 31, 2018, to December 31, 2023, assuming dividend reinvestment, and (B) the difference between the Company’s share price at December 31, 2018 and December 31, 2023; by (ii) the share price at December 31, 2018) with the cumulative total return, assuming reinvestment of dividends, of the (1) S&P 500 Stock Index and (2) Dow Jones Industrial Diversified Index.

Item 6. Reserved

Item 7. Management’s Discussion and Analysis of Financial Conditions and Results of Operations

The information called for by this Item is set forth on pages 74 through 92 of the 2023 Annual Report to Stockholders and is incorporated herein by reference.

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

The Company did not have long-term debt at December 31, 2023.

Item 8. Financial Statements and Supplementary Data

The consolidated financial statements, together with the report thereon of PricewaterhouseCoopers LLP dated February 29, 2024, appearing on pages 39 through 70 of the 2023 Annual Report to Stockholders are incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management, under the supervision of and with the participation of the Company’s President and Chief Executive Officer and the Vice President, Chief Financial Officer, and Controller has evaluated the effectiveness of the Company’s disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this report. Based on such evaluation, the Company’s President and Chief Executive Officer, and Vice President, Chief Financial Officer, and Controller have concluded that, as of the end of such period, the Company’s disclosure controls and procedures are effective and are reasonably designed to ensure that all material information relating to the Company required to be included in the Company’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and that such information is accumulated and communicated to management, including the President and Chief Executive Officer, and Vice President, Chief Financial Officer, and Controller, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting

Refer to Management’s Report on Internal Control over Financial Reporting and Report of Independent Registered Public Accounting Firm on pages 39 through 41 of the Company’s 2023 Annual Report to Stockholders, which are incorporated herein by reference.

Changes in Internal Control Over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act during the Company’s fiscal quarter ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

Not applicable.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The directors of the Company are:

Kevin J. McNamara

Ron DeLyons

Patrick P. Grace

Christopher J. Heaney

Thomas C. Hutton

Andrea R. Lindell

Eileen P. McCarthy

John M. Mount Jr.

Thomas P. Rice

George J. Walsh III

The additional information required under this Item is set forth in the Company’s 2024 Proxy Statement and in Part I hereof under the caption “Executive Officers of the Registrant” and is incorporated herein by reference.

The Company has adopted a Code of Ethics that applies to the Company’s principal executive officer, principal financial officer, principal accounting officer, directors and employees. A copy of this Code of Ethics is incorporated with this report as Exhibit 14 and it is also posted on the Company’s Web site, www.chemed.com.

Item 11. Executive Compensation

Information required under this Item is set forth in the Company’s 2024 Proxy Statement, which is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required under this Item is set forth in the Company’s 2024 Proxy Statement, which is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions and Director Independence.

Information required under this Item is set forth in the Company’s 2024 Proxy Statement, which is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

Audit Fees

PricewaterhouseCoopers LLP charged the Company $2,325,000 for 2022 and $2,430,000 for 2023. These fees were for professional services rendered for the integrated audit of the Company’s annual financial statements and of its internal control over financial reporting, review of the financial statements included in the Company’s Forms 10-Q and review of documents filed with the SEC.

Audit-Related Fees

PricewaterhouseCoopers LLP charged the Company $248,000 for 2022 and $171,000 for 2023, for audit-related services. These services were related primarily to the audit of one of VITAS’ Florida subsidiaries and the Provider Relief Fund Audit in 2022.

Tax Fees

No such services were rendered in 2022 or 2023.

All Other Fees

No such other services were rendered in 2022 or 2023.

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

10.32	Fifth Amended and Restated Credit Agreement by and among Chemed Corporation, JP Morgan Chase Bank NA, and other lenders as of June 28, 2022*

10.33	David P. Williams Performance Share Units Grant Letter dated January 29, 2024

13	2023 Annual Report to Stockholders.

14	Policies on Business Ethics of Chemed Corporation

21	Subsidiaries of Chemed Corporation.

23	Consent of Independent Registered Public Accounting Firm.

24	Powers of Attorney.

31.1	Certification by Kevin J. McNamara pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act of 1934.

31.2	Certification by Michael D. Witzeman pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act of 1934.

32.1	Certification by Kevin J. McNamara pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Michael D. Witzeman pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97	Compensation Recovery Policy

101.INS	XBRL Instance Document*

101.SCH		XBRL Extension Schema*

101.CAL		XBRL Taxonomy Extension Calculation Linkbase*

101.DEF		XBRL Taxonomy Extension Definition Linkbase*

101.LAB		XBRL Taxonomy Extension Label Linkbase*

101.PRE		XBRL Taxonomy Extension Presentation Linkbase*
	*	This exhibit is being filed by means of incorporation by reference (see Index to Exhibits on page E-1). Each other exhibit is being filed with this Annual Report on Form 10-K.
	**	Management contract or compensatory plan or arrangement.
Financial Statement Schedule
See Index to Financial Statements and Financial Statement Schedule on page S-1.

Item 16. Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the
registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

February 29, 2024

CHEMED CORPORATION

/s/ Kevin J. McNamara
Kevin J. McNamara
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title		Date

/s/ Kevin J. McNamara	President and Chief Executive Officer and a Director
Kevin J. McNamara	(Principal Executive Officer)

/s/ Michael D. Witzeman	Vice President, Chief Financial Officer, and Controller
Michael D. Witzeman	(Principal Financial and Accounting Officer)		February 29,
2024

Ron DeLyons*
Patrick P. Grace*
Christopher J. Heaney*
Thomas C. Hutton*	-- Directors
Andrea R. Lindell*
Eileen P. McCarthy*
John M. Mount Jr.*
Thomas P. Rice*
George J Walsh III*

* Brian C. Judkins by signing his name hereto signs this document on behalf of each of the persons indicated
above pursuant to powers of attorney duly executed by such persons and filed with the Securities and
Exchange Commission.

February 29, 2024		/s/ Brian C. Judkins
Date		Brian C. Judkins
(Attorney-in-Fact)

CHEMED CORPORATION AND SUBSIDIARY COMPANIES

INDEX TO FINANCIAL STATEMENTS

2021, 2022 AND 2023

Page(s)

Chemed Corporation Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm	40*
Consolidated Statements of Income	42*
Consolidated Balance Sheets	43*
Consolidated Statements of Cash Flows	44*
Consolidated Statements of Changes in Stockholders’ Equity	45*
Notes to Consolidated Financial Statements	46*

*Indicates page numbers in Chemed Corporation 2023 Annual Report to Stockholders

The consolidated financial statements of Chemed Corporation listed above, appearing in the 2023 Annual Report to Stockholders, are incorporated herein by reference. Schedules not included have been omitted because they are not applicable or the required information is shown in the financial statements or notes thereto as listed above.

INDEX TO EXHIBITS

			Page Number
			or
			Incorporation by
			Reference

Exhibit		File No. and	Previous
Number		Filing Date	Exhibit No.

3.1	Certificate of Incorporation of Chemed Corporation (p)	Form S-3 Reg. No. 33-44177 11/26/91	4.1

3.2	Certificate of Amendment to Certificate Incorporation, dated May 15, 2006	Form 8-K 5/16/06	3.1

3.3	By-Laws of Chemed Corporation as amended December 9, 2022	Form 8-K 12/9/22	3.1

4.1	Description of Securities	Form 10-K 2/26/20	4.1

10.1	2006 Stock Incentive Plan, as amended August 11, 2006	Form 10-Q 8/14/06, **	10.1

10.2	2010 Stock Incentive Plan	Form 8-K 5/18/10, **	99.1

10.3	2015 Stock Incentive Plan	Form S-8 7/15/15, **	4.5

10.4	2018 Stock Incentive Plan	Form S-8 5/23/18, **	4.5

10.5	2022 Stock Incentive Plan	Form S-8 5/16/22, **	4.6

10.6	Employment Agreement with David P. Williams dated December 1, 2006	Form 8-K 12/1/06, **	10.01

10.7	First Amendment to Employment Agreement with David P. Williams dated July 9, 2009	Form 10-Q 10/30/09,**	10.20

10.8	Consulting Agreement with Timothy S. O'Toole dated June 16, 2016	Form 8-K 6/8/16, **	10.10

10.9	Employment Agreement with Kevin J. McNamara dated May 3, 2008.	Form 8-K 5/6/08,**	10.01

10.10	First Amendment to Employment Agreement with Kevin J. McNamara dated July 9, 2009	Form 10-Q 10/30/09, **	10.10

10.11	Excess Benefits Plan, as restated and amended, effective June 1, 2001	Form 10-K 3/12/04,**	10.24

10.12	Amendment No. 1 to Excess Benefits Plan, effective July 1, 2002	Form 10-K 3/12/04,**	10.25

10.13	Amendment No. 2 to Excess Benefits Plan, effective November 7, 2003	Form 10-K 3/12/04,**	10.26

10.14	Non-Employee Directors' Deferred Compensation Plan (p)	Form 10-K 3/24/88,**	10.10

10.15	Chemed/Roto-Rooter Saving & Retirement Plan effective January 1, 1999	Form 10-K 3/25/99,**	10.25

10.16	First Amendment to Chemed/Roto-Rooter Savings & Retirement Plan effective September 6, 2000	Form 10-K 3/28/02,**	10.22

10.17	Second Amendment to Chemed/Roto-Rooter Savings & Retirement Plan effective January 1, 2001	Form 10-K 3/28/02,**	10.23

10.18	Third Amendment to Chemed/Roto-Rooter Savings & Retirement Plan effective December 12, 2001	Form 10-K 3/28/02,**	10.24

10.19	Directors Emeriti Plan (p)	Form 10-Q 5/12/88, **	10.11

10.20	Change in Control Severance Plan as amended August 3, 2018	Form 10-K 2/28/22, **	10.19

10.21	Senior Executive Severance Policy as amended August 3, 2018	Form 10-K 2/28/22, **	10.20

10.22	Roto-Rooter Deferred Compensation Plan No.1, as amended January 1, 1998	Form 10-K 3/28/01,**	10.37

10.23	Roto-Rooter Deferred Compensation Plan No. 2	Form 10-K 3/28/01,**	10.38

10.24	Form of Performance Based Restricted Stock Unit Award	Form 10-K 2/27/14,**	10.32

10.25	Form of Stock Option Grant Pre-2013	Form 10-K 3/28/05,**	10.51

10.26	Form of Stock Option Grant - 2013	Form 10-K 2/27/14,**	10.35

10.27	Form of Stock Option Grant - 2015	Form 10-K 2/26/16,**	10.30

10.28	Form of Stock Option Grant - 2018	Form 10-K 2/26/20,**	10.29

10.29	Form of Stock Option Grant - 2022	Form 10-K 2/27/23,**	10.29

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

		Form 8-K 11/2/17	10.01

10.31	Corporate Integrity Agreement, effective October 30, 2017 between the Office of Inspector General of the Department of Health and Human Services and VITAS Hospice Services, L.L.C., VITAS Healthcare Corporation, VITAS Healthcare Corporation of California, VITAS Healthcare Corporation of Illinois, VITAS Healthcare Corporation of Florida, VITAS Healthcare Corporation of Ohio, VITAS Healthcare Corporation of Atlantic, VITAS Healthcare of Texas, L.P., VITAS Healthcare Corporation Midwest, and VITAS Healthcare Corporation of Georgia	Form 8-K 11/2/17	10.02

10.32	Fifth Amended and Restated Credit Agreement by and among Chemed Corporation, JP Morgan Chase Bank NA, and other lenders as of June 28, 2022	Form 8-K 6/29/22**	10.10
10.33	David P. Williams Performance Share Units Grant Letter dated January 29, 2024	Form 8-K 2/1/24	10.1

14	Policies on Business Ethics of Chemed Corporation	Form 10-K 2/27/14,**	14

21	Subsidiaries of Chemed Corporation	*

23	Consent of Independent Registered Public Accounting Firm	*

24	Powers of Attorney	*

31.1	Certification by Kevin J. McNamara pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act of 1934	*

31.2	Certification by Michael D. Witzeman pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act of 1934	*

32.1	Certification by Kevin J. McNamara pursuant to Section 906 of the Sarbanes Oxley Act of 2002	*

32.2	Certification by Michael D. Witzeman pursuant to Section 906 of the Sarbanes Oxley Act of 2002	*

97	Compensation Recovery Policy	*

101.INS	XBRL Instance Document	*
101.SCH	XBRL Extension Schema	*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase	*

101.DEF	XBRL Taxonomy Definition Linkbase	*

101.LAB	XBRL Taxonomy Extension Label Linkbase	*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase	*

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

The Company’s management, including the President and Chief Executive Officer, and Vice President, Chief Financial Officer, and Controller, has conducted an evaluation of the effectiveness of its internal control over financial reporting as of December 31, 2023, based on the framework established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this evaluation, management concluded that internal control over financial reporting was effective as of December 31, 2023, based on criteria in Internal Control—Integrated Framework issued by COSO.

PricewaterhouseCoopers LLP, our independent registered public accounting firm, has audited the effectiveness of the Company’s internal control over financial reporting as of December 31, 2023, as stated in their report which appears on pages 40 through 41.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Chemed Corporation

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Chemed Corporation and its subsidiaries (the “Company”) as of December 31, 2023 and 2022, and the related consolidated statements of income, of changes in stockholders’ equity and of cash flows for each of the three years in the period ended December 31, 2023, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

VITAS Revenue Implicit Price Concessions

As described in Note 2 to the consolidated financial statements, service revenue for VITAS is reported at the amount that reflects the ultimate consideration management expects to receive in exchange for providing patient care. These amounts are due from third-party payors, primarily commercial health insurers and government programs (Medicare and Medicaid). Management estimates the transaction price for patients with deductibles and coinsurance, along with those uninsured patients, based on historical experience and current conditions. The estimate of any contractual adjustments, discounts or implicit price concessions reduces the amount of revenue initially recognized. Settlement with third-party payors for retroactive adjustments due to audits, reviews or investigations are considered variable consideration and are included in the determination of the estimated transaction price for providing patient care. The variable consideration is estimated based on the terms of the payment agreement, existing correspondence from the payor and the Company’s historical settlement activity. The impact of these estimates is disclosed as implicit price concessions and totaled $14.2 million for the year-ended December 31, 2023.

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

February 29, 2024

We have served as the Company’s auditor since 1971.

CONSOLIDATED STATEMENTS OF INCOME

Chemed Corporation and Subsidiary Companies
(in thousands, except per share data)
For the Years Ended December 31,	2023	2022	2021

Service revenues and sales (Note 2)	$2,264,417	$2,134,963	$2,139,261
Cost of services provided and goods sold (excluding depreciation)	1,465,602	1,369,877	1,369,458
Selling, general and administrative expenses	395,120	358,727	366,727
Depreciation	50,802	49,102	49,011
Amortization	10,063	10,070	10,040
Other operating expenses (Note 20)	2,261	3,691	987
Total costs and expenses	1,923,848	1,791,467	1,796,223
Income from operations	340,569	343,496	343,038
Interest expense	(3,108)	(4,584)	(1,868)
Other income/(expense)--net (Note 10)	12,906	(9,233)	9,144
Income before income taxes	350,367	329,679	350,314
Income taxes (Note 11)	(77,858)	(80,055)	(81,764)
Net Income	$272,509	$249,624	$268,550

Earnings Per Share (Note 16)
Net Income	$18.11	$16.72	$17.14
Average number of shares outstanding	15,050	14,929	15,671
Diluted Earnings Per Share (Note 16)
Net Income	$17.93	$16.53	$16.85
Average number of shares outstanding	15,200	15,099	15,938

The Notes to Consolidated Financial Statements are integral parts of these statements.

CONSOLIDATED BALANCE SHEETS

Chemed Corporation and Subsidiary Companies
(in thousands, except shares and per share data)
December 31,	2023	2022
Assets
Current assets
Cash and cash equivalents (Note 9)	$263,958	$74,126
Accounts receivable	181,511	139,408
Inventories	12,004	10,272
Prepaid income taxes	13,166	18,515
Prepaid expenses	30,204	30,291
Total current assets	500,843	272,612
Investments of deferred compensation plans held in trust (Notes 15 and 17)	106,126	93,196
Properties and equipment, at cost, less accumulated depreciation (Note 13)	203,840	199,714
Lease right of use asset (Note 14)	126,387	135,662
Identifiable intangible assets less accumulated amortization (Note 6)	90,264	99,726
Goodwill	585,017	581,295
Other assets (Note 12)	55,618	59,807
Total Assets	$1,668,095	$1,442,012

Liabilities
Current liabilities
Accounts payable	$64,034	$41,884
Current portion of long-term debt (Note 3)	-	5,000
Income taxes (Note 11)	6,858	-
Accrued insurance	58,568	58,515
Accrued compensation	88,381	87,350
Accrued legal	6,386	4,456
Short-term lease liability (Note 14)	38,635	38,996
Other current liabilities (Note 21)	49,188	61,004
Total current liabilities	312,050	297,205
Deferred income taxes (Note 11)	30,321	38,613
Long-term debt (Note 3)	-	92,500
Deferred compensation liabilities (Note 15)	104,069	92,330
Long-term lease liability (Note 14)	100,776	110,513
Other liabilities	13,003	12,136
Total Liabilities	560,219	643,297
Commitments and contingencies (Note 18)
Stockholders' Equity
Capital stock - authorized 80,000,000 shares $1 par; issued 37,183,681 shares
(2022 - 36,795,792 shares)	37,184	36,796
Paid-in capital	1,341,273	1,149,899
Retained earnings	2,446,925	2,197,918
Treasury stock - 22,148,927 shares (2022 - 21,920,993 shares), at cost	(2,719,588)	(2,588,145)
Deferred compensation payable in Company stock (Note 15)	2,082	2,247
Total Stockholders' Equity	1,107,876	798,715
Total Liabilities and Stockholders' Equity	$1,668,095	$1,442,012

The Notes to Consolidated Financial Statements are integral parts of these statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
Chemed Corporation and Subsidiary Companies
(in thousands)
For the Years Ended December 31,	2023	2022	2021
Cash Flows from Operating Activities
Net income	$272,509	$249,624	$268,550
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	60,865	59,172	59,051
Stock option expense	30,082	26,254	22,502
Deferred payroll taxes	-	(18,175)	(18,175)
Noncash portion of long-term incentive compensation	9,267	6,188	7,745
(Benefit)/provision for deferred income taxes	(8,027)	14,827	2,400
Litigation settlements	2,050	4,000	(9,440)
Noncash directors' compensation	1,444	1,170	1,173
Amortization of debt issuance costs	580	342	306
Changes in operating assets and liabilities:
Increase in accounts receivable	(41,488)	(2,414)	(8,431)
Increase in inventories	(1,732)	(162)	(3,014)
Decrease/(increase) in prepaid expenses	87	2,397	(6,511)
(Decrease)/increase in accounts payable and other current liabilities	(9,348)	15,343	9,832
Change in current income taxes	11,748	(996)	(20,401)
Net change in lease assets and liabilities	(1,424)	1,471	(44)
Increase in other assets	(9,952)	(45,779)	(10,305)
Increase/(decrease) in other liabilities	12,802	(3,350)	12,074
Other sources/(uses)	836	(26)	1,285
Net cash provided by operating activities	330,299	309,886	308,597
Cash Flows from Investing Activities
Capital expenditures	(56,854)	(57,325)	(58,675)
Business combinations, net of cash acquired	(3,994)	(3,529)	-
Proceeds from sale of fixed assets	640	2,330	904
Other (uses)/sources	(434)	(878)	14
Net cash used by investing activities	(60,642)	(59,402)	(57,757)
Cash Flows from Financing Activities
Proceeds from exercise of stock options	102,192	44,968	35,848
Payments on other long-term debt	(97,500)	(2,500)	-
Proceeds from other long-term debt	-	100,000	-
Purchases of treasury stock	(67,697)	(114,515)	(576,042)
Dividends paid	(23,502)	(22,017)	(22,016)
Change in cash overdraft payable	15,749	(11,884)	11,884
Capital stock surrendered to pay taxes on stock-based compensation	(9,557)	(15,611)	(15,129)
Payments on revolving line of credit	-	(306,800)	(25,300)
Proceeds from revolving line of credit	-	121,800	210,300
Debt issuance costs	-	(1,586)	-
Other sources/(uses)	490	(1,108)	(165)
Net cash used by financing activities	(79,825)	(209,253)	(380,620)
Increase/(decrease) in cash and cash equivalents	189,832	41,231	(129,780)
Cash and cash equivalents at beginning of year	74,126	32,895	162,675
Cash and cash equivalents at end of year	$263,958	$74,126	$32,895

The Notes to Consolidated Financial Statements are integral parts of these statements.

CONSOLIDATED STATEMENTS OF CHANGES
IN STOCKHOLDERS' EQUITY
Chemed Corporation and Subsidiary Companies
(in thousands, except per share data)					Deferred
					Compensation
				Treasury	Payable in
	Capital	Paid-in	Retained	Stock-	Company
	Stock	Capital	Earnings	at Cost	Stock	Total
Balance at December 31, 2020	36,259	961,404	1,723,777	(1,822,579)	2,339	901,200
Net income	-	-	268,550	-	-	268,550
Dividends paid ($1.40 per share)	-	-	(22,016)	-	-	(22,016)
Stock awards and exercise of stock options (Note 4)	255	82,921	-	(31,037)	-	52,139
Purchases of treasury stock (Note 19)	-	-	-	(576,483)	-	(576,483)
Other	-	16	-	5	(138)	(117)
Balance at December 31, 2021	36,514	1,044,341	1,970,311	(2,430,094)	2,201	623,273
Net income	-	-	249,624	-	-	249,624
Dividends paid ($1.48 per share)	-	-	(22,017)	-	-	(22,017)
Stock awards and exercise of stock options (Note 4)	282	106,619	-	(43,932)	-	62,969
Purchases of treasury stock (Note 19)	-	-	-	(114,074)	-	(114,074)
Other	-	(1,061)	-	(45)	46	(1,060)
Balance at December 31, 2022	36,796	1,149,899	2,197,918	(2,588,145)	2,247	798,715
Net income	-	-	272,509	-	-	272,509
Dividends paid ($1.56 per share)	-	-	(23,502)	-	-	(23,502)
Stock awards and exercise of stock options (Note 4)	388	190,835	-	(57,796)	-	133,427
Purchases of treasury stock (Note 19)	-	-	-	(73,813)	-	(73,813)
Other	-	539	-	166	(165)	540
Balance at December 31, 2023	$37,184	$1,341,273	$2,446,925	$(2,719,588)	$2,082	$1,107,876

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

As further discussed in Note 3, Chemed has $45.2 million in standby letters of credit outstanding. These letters of credit are with large, highly rated financial institutions. The Company periodically reviews published default tables related to these institutions to assess the need for an allowance. Chemed believes that any expected credit loss related to outstanding letters of credit based on current economic conditions is not material. The allowance for doubtful accounts is not material at December 31, 2023.

CORONAVIRUS IMPACT

We have closely monitored the impact of the pandemic on all aspects of our business including impacts to employees, customers, patients, suppliers and vendors.

On March 27, 2020, the CARES Act was passed. It provided economic relief to individuals and businesses affected by the coronavirus pandemic. It also contained provisions related to healthcare providers’ operations and the issues caused by the coronavirus pandemic.

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

CASH EQUIVALENTS

Cash equivalents comprise short-term, highly liquid investments, including overnight deposits and money market funds that have original maturities of three months or less.

CONCENTRATION OF RISK

As of December 31, 2023, and 2022, approximately 75% and 64%, respectively, of VITAS’ total accounts receivable balances were from Medicare and 19% and 29%, respectively, of VITAS’ total accounts receivable balances were due from various state Medicaid or managed Medicaid programs. Combined accounts receivable from Medicare, Medicaid, and managed Medicaid represent approximately 80% of the consolidated net accounts receivable in the accompanying consolidated balance sheets as of December 31, 2023.

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

The weighted average lives of our property and equipment at December 31, 2023, were:

Buildings and building improvements	14.6	yrs.
Transportation equipment	8.5
Machinery and equipment	5.1
Computer software	3.8
Furniture and fixtures	4.4

GOODWILL AND INTANGIBLE ASSETS

The table below shows a rollforward of Goodwill (in thousands):

		Roto-
	Vitas	Rooter	Total
Balance at December 31, 2021	$333,331	$245,260	$578,591
Business combinations	732	2,061	2,793
Foreign currency adjustments	-	(89)	(89)
Balance at December 31, 2022	$334,063	$247,232	$581,295
Business combinations	-	3,682	3,682
Foreign currency adjustments	-	40	40
Balance at December 31, 2023	$334,063	$250,954	$585,017

Identifiable, definite-lived intangible assets arise from purchase business combinations and are amortized using either an accelerated method or the straight-line method over the estimated useful lives of the assets. The selection of an amortization method is based on which method best reflects the economic pattern of usage of the asset. Reacquired franchise rights are amortized over the remaining term of the franchise agreement at the time of acquisition. The weighted average lives of our identifiable, definite-lived intangible assets at December 31, 2023, were:

Covenants not to compete	6.4	yrs.
Reacquired franchise rights	7.4
Referral networks	14.0
Customer lists	16.8

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

We completed our qualitative analysis for impairment of goodwill and our indefinite-lived intangible assets as of October 1, 2023. Based on our assessment, we do not believe that it is more likely than not that our reporting units or indefinite-lived assets fair values are less than their carrying values.

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

Roto-Rooter purchases equipment and leases it to certain of its Independent Contractors. We analyzed these leases in accordance with ASC 842 and determined they are operating leases. As a result, Roto-Rooter will continue to capitalize the equipment underlying these leases, depreciate the equipment and recognize rental income. See Note 14 for the detail of lease accounting.

CLOUD COMPUTING

As of December 31, 2023, Roto-Rooter has no significant capitalized implementation costs related to cloud computing.

VITAS utilizes a human resource system that is considered a cloud computing arrangement. We have capitalized approximately $5.6 million related to implementation of this project which are included in prepaid assets in the accompanying balance sheets. The VITAS human resource system was placed into service in January 2020 and is being amortized over 5.7 years. For each of the years ending December 31, 2023, 2022 and 2021, amortization expense of $995,000 has been recognized, respectively.

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

ADVERTISING

We expense the production costs of advertising the first time the advertising takes place. We pay for and expense the cost of internet advertising and placement on a “per click” basis. Similarly, the majority of our telephone directory listings and certain types of internet advertising are paid for and expensed on a “cost per call” basis. For those directories that are not on this billing basis, the cost of the directory is expensed when the directories are placed in circulation. Advertising expense for the year ended December 31, 2023 was $72.2 million (2022 – $68.6 million; 2021 - $62.1 million).

OTHER CURRENT LIABILITIES

See Note 21 for the detail of other current liabilities.

STOCK-BASED COMPENSATION PLANS

Stock-based compensation cost is measured at the grant date, based on the fair value of the award and recognized as expense over the employee’s requisite service period on a straight-line basis. See Note 4 for the detail on stock-based compensation.

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

Our casualty insurance liabilities are recorded gross before any estimated recovery for amounts exceeding our stop loss limits. Estimated recoveries from insurance carriers are recorded as accounts receivable. Claims experience adjustments to our casualty and workers’ compensation accrual for the years ended December 31, 2023, 2022 and 2021, were net pretax credits of ($6,862,000), ($5,790,000), and ($6,332,000) respectively.

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

Our effective income tax rate was 22.2%, 24.3% and 23.3% for the years ended December 31, 2023, 2022, and 2021, respectively. Excess tax benefit on stock options reduced our income tax expenses by $4.3 million, $5.9 million, and $9.9 million for the years ended December 31, 2023, 2022 and 2021, respectively.

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

Care is provided to patients regardless of their ability to pay. Patients who meet our criteria for charity care are provided care without charge. There is no revenue or associated accounts receivable in the accompanying consolidated financial statements related to charity care. The cost of providing charity care during the years ended December 31, 2023, 2022 and 2021, was $8.1 million, $7.8 million and $8.5 million, respectively and is included in cost of services provided and goods sold. The cost of charity care is calculated by taking the ratio of charity care days to total days of care and multiplying by total cost of care.

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

We are subject to certain limitations on Medicare payments for services which are considered variable consideration, as follows:

Inpatient Cap. If the number of inpatient care days any hospice program provides to Medicare beneficiaries exceeds 20% of the total days of hospice care such program provided to all Medicare patients for an annual period beginning September 28, the days in excess of the 20% figure may be reimbursed only at the routine homecare rate. None of VITAS’ hospice programs exceeded the payment limits on inpatient services during the years ended December 31, 2023, 2022, and 2021.

Medicare Cap. We are also subject to a Medicare annual per-beneficiary cap (“Medicare cap”). Compliance with the Medicare cap is measured in one of two ways based on a provider election. The “streamlined” method compares total Medicare payments received under a Medicare provider number with respect to services provided to all Medicare hospice care beneficiaries in the program or programs covered by that Medicare provider number with the product of the per-beneficiary cap amount and the number of Medicare beneficiaries electing hospice care for the first time from that hospice program or programs from September 28 through September 27 of the following year. At December 31, 2023, all our programs except one are using the “streamlined” method.

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

During the year ended December 31, 2023 we recorded $8.0 million in Medicare cap revenue reduction related to two programs’ projected 2023 measurement period liability and six programs’ 2024 measurement period liability.

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

At December 31, 2023 and 2022, the Medicare cap liability included in other current liabilities on the accompanying balance sheets was $13.2 million and $14.4 million, respectively.

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

The composition of patient care service revenue by payor and level of care for the year ended December 31, 2023 is as follows (in thousands):

	Medicare	Medicaid	Commercial	Total
Routine home care	$1,067,629	44,833	23,975	$1,136,437
Continuous care	78,994	3,123	3,557	85,674
Inpatient care	97,873	8,698	5,848	112,419
	$1,244,496	$56,654	$33,380	$1,334,530

All other revenue - self-pay, respite care, etc.				13,582
Subtotal				$1,348,112
Medicare cap adjustment				(8,000)
Implicit price concessions				(14,196)
Room and board, net				(10,851)
Net revenue				$1,315,065

The composition of patient care service revenue by payor and level of care for the year ended December 31, 2022 is as follows (in thousands):

	Medicare	Medicaid	Commercial	Total
Routine home care	$973,206	$43,340	$22,665	$1,039,211
Continuous care	70,712	3,159	3,129	77,000
Inpatient care	89,866	7,533	4,962	102,361
	$1,133,784	$54,032	$30,756	$1,218,572

All other revenue - self-pay, respite care, etc.				12,438
Subtotal				$1,231,010
Medicare cap adjustment				(7,868)
Implicit price concessions				(12,004)
Room and board, net				(9,574)
Net revenue				$1,201,564

The composition of patient care service revenue by payor and level of care for the year ended December 31, 2021 is as follows (in thousands):

	Medicare	Medicaid	Commercial	Total
Routine home care	$997,846	$46,785	$25,135	$1,069,766
Continuous care	85,626	4,689	4,023	94,338
Inpatient care	98,243	9,486	5,458	113,187
	$1,181,715	$60,960	$34,616	$1,277,291

All other revenue - self-pay, respite care, etc.				12,142
Subtotal				$1,289,433
Medicare cap adjustment				(6,597)
Implicit price concessions				(11,530)
Room and board, net				(10,060)
Net revenue				$1,261,246

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

The composition of disaggregated revenue for the years ended December 31, 2023, 2022 and 2021 is as follows (in thousands):

	2023	2022	2021
Drain cleaning	$249,069	$261,606	$254,773
Plumbing	196,695	194,274	176,051
Excavation	233,196	222,945	215,190
Other	936	708	1,138
Subtotal - short term core	679,896	679,533	647,152
Water restoration	185,550	169,434	153,115
Independent contractors	85,749	84,442	76,858
Franchisee fees	5,658	5,591	5,068
Other	19,083	16,859	15,576
Gross revenue	$975,936	$955,859	$897,769
Implicit price concessions and credit memos	(26,584)	(22,460)	(19,754)
Net revenue	$949,352	$933,399	$878,015

3.    Long-Term Debt and Lines of Credit

On June 28, 2022, we replaced our existing credit facility with a fifth amended and restated Credit Agreement (“2022 Credit Facilities”). Terms of the 2022 Credit Facilities consist of a five-year $450 million revolver as well as a five-year $100 million term loan. Principal payments of $1.25 million on the term loan are due on the last day of each fiscal quarter, with a final payment due at the end of the agreement. The 2022 Credit Facilities have a floating interest rate that is generally the secured overnight financing rate (“SOFR”) plus an additional tiered rate which varies based on our current leverage ratio. As of December 31, 2023 and 2022, the interest rate is SOFR plus 100 basis points. The 2022 Credit Facilities include an expansion feature that provides the Company the opportunity to increase its revolver and or term loan by an additional $250 million.

We made prepayments totaling $75.0 million plus a regularly scheduled payment of $1.25 million in the first quarter of 2023 on the $100.0 million term loan. We paid the remaining balance of $21.3 million in April 2023. There were no prepayment penalties associated with repayments. There are no significant deferred debt issuance costs capitalized related to the term loan. This prepayment reduced the total borrowing capacity of the 2022 Credit Facilities from $550.0 million to $450.0 million as of December 31, 2023.

The debt outstanding at December 31, 2023 and 2022 consists of the following (in thousands):

	December 31,
	2023	2022
Revolver	$-	$-
Term loan	-	97,500
Total	-	97,500
Current portion of long-term debt	-	(5,000)
Long-term debt	$-	$92,500

Capitalized interest was not material for any of the periods shown. Summarized below are the total amounts of interest paid during the years ended December 31 (in thousands):

2023	$2,645
2022	3,704
2021	1,403

The 2022 Credit Facilities contains the following quarterly financial covenants effective as of December 31, 2023:

Chemed
Description	Requirement	December 31, 2023

Leverage Ratio (Consolidated Indebtedness/Consolidated Adj. EBITDA)	< 3.50 to 1.00	(0.06) to 1.00

Interest Coverage Ratio (Consolidated Adj. EBITDA/Consolidated Interest Expense)
	> 3.00 to 1.00	151.10 to 1.00

We are in compliance with all debt covenants as of December 31, 2023. We have issued $45.2 million in standby letters of credit as of December 31, 2023 for insurance purposes. Issued letters of credit reduce our available credit under the 2022 Credit Facilities. As of December 31, 2023, we have approximately $404.8 million of unused lines of credit available and eligible to be drawn down under our revolving credit facility.

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

In May 2023, the CIC granted 2,646 unrestricted shares of stock to the Company’s outside directors.

PERFORMANCE AWARDS

The CIC determines a targeted number of PSUs to be granted to each participant. A participant can ultimately receive up to 200% of the targeted PSUs based upon exceeding the respective EPS and TSR targets.

In February 2021, 2022, and 2023, the CIC granted PSUs contingent upon the achievement of certain TSR targets as compared to the TSR of a group of peer companies for the three-year measurement period, at which date the awards may vest. We utilize a Monte Carlo simulation approach in a risk-neutral framework with inputs including historical volatility and the risk-free rate of interest to value these TSR awards. We amortize the total estimated cost over the service period of the award.

In February 2021, 2022, and 2023, the CIC granted PSUs contingent on the achievement of certain EPS targets over the three-year measurement period. At the end of each reporting period, we estimate the number of shares of stock we believe will ultimately vest and record that expense over the service period of the award.

Comparative data for the PSUs include:

	2023 Awards	2022 Awards	2021 Awards
TSR Awards
Shares of stock granted - target	8,107	7,983	6,277
Per-share fair value	$633.32	$595.70	$599.04
Volatility	25.5%	30.4%	30.2%
Risk-free interest rate	4.3%	1.7%	0.2%

EPS Awards
Shares of stock granted - target	8,107	7,983	6,277
Per-share fair value	$515.12	$459.77	$491.34

Common Assumptions
Service period (years)	2.9	2.9	2.9
Three-year measurement period ends December 31,	2025	2024	2023

The following table summarizes total stock option, stock award and PSU activity during 2023:

	Stock Options				Stock Awards		Performance Units (PSUs)
						Weighted
		Weighted Average		Aggregate		Average			Weighted
			Remaining	Intrinsic		Grant-Date	Number of		Average
	Number of	Exercise	Contractual	Value	Number of	Per-Share	Target		Grant-Date
	Options	Price	Life (Years)	(thousands)	Awards	Fair Value	Units		Price
Outstanding at December 31, 2022	1,181,154	$432.75			-	$-	37,490		$543.11
Granted	315,555	509.46			2,646	545.69	21,802		557.23
Exercised/Vested	(370,105)	406.45			(2,646)	545.69	(15,138)		544.36
Canceled/ Forfeited	(9,381)	455.42			-	-	-		-
Outstanding at December 31, 2023	1,117,223	$462.94	3.3	$134,531	-	$-	44,154		$549.65

Vested and expected to vest
at December 31, 2023	1,117,223	$462.94	3.3	$134,531	-	$-	49,231	*	$546.47
Exercisable at December 31, 2023	494,064	437.24	2.2	72,191	n.a.	n.a.	n.a.		n.a.
* Amount includes 9,918 share units which vested and were converted to shares of stock and distributed in the first quarter of 2024.

We estimate the fair value of stock options using the Black-Scholes valuation model. We determine expected term, volatility, and dividend yield and forfeiture rate based on our historical experience. We believe that historical experience is the best indicator of these factors.

Comparative data for stock options, stock awards and PSUs include (in thousands, except per-share amounts):

	Years Ended December 31,
	2023	2022	2021
Total compensation expense of stock-based compensation
plans charged against income	$40,793	$33,613	$31,420
Total income tax benefit recognized in income for stock
based compensation expense charged against income	9,709	8,487	7,918
Total intrinsic value of stock options exercised	54,681	53,339	62,038
Total intrinsic value of stock awards vested during the period	1,444	1,170	1,173
Per-share weighted average grant-date fair value of
stock awards granted	545.69	496.25	482.66

The assumptions we used to value stock option grants are as follows:

	2023	2022	2021
Stock price on date of issuance	$509.46	$462.04	$445.35
Grant date fair value per option	$111.24	$104.69	$96.91
Number of options granted	315,555	312,598	326,806
Expected term (years)	3.5	3.5	3.5
Risk free rate of return	4.99%	4.39%	0.87%
Volatility	19.24%	22.29%	28.81%
Dividend yield	0.3%	0.3%	0.3%
Forfeiture rate	-	-	-

Other data for stock options, stock awards and PSUs for 2023 include (dollar amounts in thousands):

	Stock	Stock
	Options	Awards	PSUs

Total unrecognized compensation at the end of the year	$60,819	$-	$10,125
Weighted average period over which unrecognized compensation to be recognized (years)	2.2	-	1.6
Actual income tax benefit realized	$12,139	$321	$1,478
Aggregate intrinsic value vested and expected to vest	$134,531	$-	$28,719

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

5.    Segments and Nature of the Business

Our segments include the VITAS segment and the Roto-Rooter segment. Relative contributions of each segment to service revenues and sales were 58% and 42% in 2023, 56% and 44% in 2022 and 59% and 41% in 2021. The vast majority of our service revenues and sales from continuing operations are generated from business within the United States. Service revenues and sales by business segment are shown in Note 2.

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

Segment data are set forth below (in thousands):

	For the Years Ended December 31,
	2023	2022	2021
After-tax Segment Earnings/(Loss)
VITAS	$158,509	$131,452	$162,431
Roto-Rooter	188,241	186,120	166,333
Total	346,750	317,572	328,764
Corporate	(74,241)	(67,948)	(60,214)
Net income	$272,509	$249,624	$268,550
Interest Income
VITAS	$20,478	$19,119	$18,378
Roto-Rooter	12,043	9,483	7,304
Total	32,521	28,602	25,682
Corporate	5,067	(1)	-
Intercompany eliminations	(31,318)	(28,246)	(25,305)
Total interest income	$6,270	$355	$377
Interest Expense
VITAS	$180	$172	$160
Roto-Rooter	442	396	595
Total	622	568	755
Corporate	2,486	4,016	1,113
Total interest expense	$3,108	$4,584	$1,868
Income Tax Provision
VITAS	$46,115	$43,000	$52,426
Roto-Rooter	50,125	58,695	51,420
Total	96,240	101,695	103,846
Corporate	(18,382)	(21,640)	(22,082)
Total income tax provision	$77,858	$80,055	$81,764
Identifiable Assets
VITAS	$778,950	$750,483	$693,490
Roto-Rooter	523,450	512,424	513,191
Total	1,302,400	1,262,907	1,206,681
Corporate	365,695	179,105	136,042
Total identifiable assets	$1,668,095	$1,442,012	$1,342,723
Additions to Long-Lived Assets
VITAS	$17,450	$22,580	$28,583
Roto-Rooter	43,514	39,111	30,249
Total	60,964	61,691	58,832
Corporate	274	177	24
Total additions to long-lived assets	$61,238	$61,868	$58,856
Depreciation and Amortization
VITAS	$20,063	$22,056	$23,185
Roto-Rooter	40,749	37,044	35,785
Total	60,812	59,100	58,970
Corporate	53	72	81
Total depreciation and amortization	$60,865	$59,172	$59,051

6.    Intangible Assets

Amortization of definite-lived intangible assets for the years ended December 31, 2023, 2022, and 2021, was $10.1 million, $10.1 million and $10.0 million, respectively. The following is a schedule by year of projected amortization expense for definite-lived intangible assets (in thousands):

2024	$10,049
2025	10,035
2026	9,688
2027	458
2028	308
Thereafter	1,768

The balance in identifiable intangible assets comprises the following (in thousands):

	Gross	Accumulated	Net Book
	Asset	Amortization	Value
December 31, 2023
Referral networks	$1,228	$(413)	$815
Covenants not to compete	2,476	(2,354)	122
Customer lists	4,746	(2,220)	2,526
Reacquired franchise rights	72,821	(43,978)	28,843
Subtotal - definite-lived intangibles	81,271	(48,965)	32,306
VITAS trade name	51,300	-	51,300
Roto-Rooter trade name	150	-	150
Operating licenses	6,508	-	6,508
Total	$139,229	$(48,965)	$90,264

December 31, 2022
Referral networks	$22,368	$(21,458)	$910
Covenants not to compete	10,141	(9,928)	213
Customer lists	4,746	(2,005)	2,741
Reacquired franchise rights	72,609	(34,325)	38,284
Subtotal - definite-lived intangibles	109,864	(67,716)	42,148
VITAS trade name	51,300	-	51,300
Roto-Rooter trade name	150	-	150
Operating licenses	6,128	-	6,128
Total	$167,442	$(67,716)	$99,726

7.    Acquisitions

In 2023, Roto-Rooter completed the acquisition of one franchise in South Carolina for $305,000 in cash and one franchise in Georgia for $3.689 million in cash.

In 2022, Roto-Rooter acquired three franchises in New Jersey for a total of $2.29 million in cash. VITAS purchased the hospice assets of one Florida provider for $1.24 million in cash.

No acquisitions were completed during the year ended December 31, 2021.

Revenue and net income from acquisitions made in 2023, 2022, and 2021 was not material.

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

Included in the allocation of the purchase price for these 2019 acquisitions was $59.2 million related to reacquired franchise rights. Reacquired franchise rights, included in identifiable intangibles on the Consolidated Balance Sheets, are amortized over the period remaining in each individual franchise agreement. The average amortization period for reacquired franchise rights for the acquisitions made in 2019 is 7.4 years. In 2023, amortization expense from the reacquired franchise rights for these two acquisitions was $8.1 million compared to the franchise fee revenue recognized from all other Roto-Rooter franchises, nationwide, of $5.7 million.

Goodwill is assessed for impairment on a yearly basis as of October 1. The primary factor that contributed to the purchase price resulting in the recognition of goodwill is operational efficiencies expected as a result of consolidating stand- alone franchises and Roto-Rooter’s network of nationwide branches. All goodwill recognized is deductible for tax purposes.

8.    Discontinued Operations

At December 31, 2023 and 2022, the accrual for our estimated liability for potential environmental cleanup and related costs arising from the 1991 sale of DuBois amounted to $1.7 million. Of the 2023 balance, $826,000 is included in other current liabilities and $896,000 is included in other liabilities (long-term). The estimated amounts and timing of payments of these liabilities follows (in thousands):

2024	$826
2025	300
Thereafter	596
$1,722

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

9.    Cash Overdrafts, Cash Equivalents, and Supplemental Cash Flow Disclosure

Included in the accompanying Consolidated Balance Sheets are $690,000, $1.9 million, and $1.9 million of capitalized property and equipment which were not paid for as of December 31, 2023, 2022, and 2021, respectively. These amounts have been excluded from capital expenditures in the accompanying Consolidated Statements of Cash Flows. There are no material non-cash amounts included in interest expense for any period presented.

There is $15.7 million of cash overdrafts included in accounts payable as of December 31, 2023. There were no cash overdrafts included in accounts payable as of December 31, 2022

From time to time throughout the year, we invest excess cash in money market funds directly with major commercial banks. We closely monitor the creditworthiness of the institutions with which we invest our overnight funds. In 2023, Chemed began investing excess cash in a money market fund holding US Treasuries. Deposits and withdrawals are made daily, based on the Company’s excess cash balance. There are no penalties associated with withdrawals. The accounts bear interest at a normal market rate.

10.    Other Income/(Expense) -- Net

Other income/(expense) -- net comprises the following (in thousands):

	For the Years Ended December 31,
	2023	2022	2021

Market value gains/(losses) related to deferred
compensation trusts	$6,404	$(9,970)	$8,310
Interest income	6,270	355	377
Other	232	382	457
Total other income/(expense)	$12,906	$(9,233)	$9,144

The market value gain or loss relates to realized and unrealized activity on the assets in the deferred compensation trust. There is an offsetting amount in selling, general and administrative expense to reflect the corresponding increase or decrease in the liability.

11.    Income Taxes

The provision for income taxes comprises the following (in thousands):

	For the Years Ended December 31,
	2023	2022	2021
Current
U.S. federal	$75,333	$52,910	$64,620
U.S. state and local	9,983	11,813	14,233
Foreign	569	505	511
Deferred
U.S. federal, state and local	(8,029)	14,821	2,358
Foreign	2	6	42
Total	$77,858	$80,055	$81,764

A summary of the temporary differences that give rise to deferred tax assets/ (liabilities) follows (in thousands):

	December 31,
	2023	2022
Accrued liabilities	$39,436	$38,620
Lease liabilities	34,028	39,057
Stock compensation expense	9,023	9,102
Implicit price concessions	7,294	7,572
State net operating loss carryforwards	1,652	1,443
Other	1,259	1,330
Deferred income tax assets	92,692	97,124
Amortization of intangible assets	(40,747)	(43,205)
Accelerated tax depreciation	(32,411)	(36,519)
Right of use lease assets	(30,891)	(35,514)
Deposit with OAS	(11,413)	(12,769)
Currents assets	(4,272)	(5,064)
State income taxes	(2,552)	(2,634)
Market valuation of investments	(600)	102
Other	(127)	(134)
Deferred income tax liabilities	(123,013)	(135,737)
Net deferred income tax liabilities	$(30,321)	$(38,613)

At December 31, 2023 and 2022, state net operating loss carryforwards were $36.0 million and $41.9 million, respectively. These net operating losses will expire, in varying amounts, between 2024 and 2043. Based on our history of operating earnings, we have determined that our operating income will, more likely than not, be sufficient to ensure realization of our deferred income tax assets.

A reconciliation of the beginning and ending of year amount of our unrecognized tax benefit is as follows (in thousands):

	2023	2022	2021
Balance at January 1,	$1,313	$1,379	$1,304
Decrease due to expiration of statute of limitations	(355)	(422)	(258)
Unrecognized tax benefits due to positions taken in current year	263	356	333
Balance at December 31,	$1,221	$1,313	$1,379

We file tax returns in the U.S. federal jurisdiction and various states. The years ended December 31, 2020 and forward remain open for review for federal income tax purposes. The earliest open year relating to any of our major state jurisdictions is the fiscal year ended December 31, 2018. During the next twelve months, we do not anticipate a material net change in unrecognized tax benefits.

We classify interest related to our accrual for uncertain tax positions in separate interest accounts. As of December 31, 2023, and 2022, we have approximately $145,000 and $112,000, respectively, accrued in interest payable related to uncertain tax positions. These accruals are included in other current liabilities in the accompanying consolidated balance sheet. Net interest expense related to uncertain tax positions included in interest expense in the accompanying consolidated statement of income is not material.

The difference between the actual income tax provision for continuing operations and the income tax provision calculated at the statutory U.S. federal tax rate is explained as follows (in thousands):

	For the Years Ended December 31,
	2023	2022	2021

Income tax provision calculated using the statutory rate of 21%	$73,577	$69,233	$73,566
State and local income taxes, less federal income tax effect	2,306	10,207	10,025
Nondeductible expenses	6,600	6,958	7,443
Excess stock compensation tax benefits	(4,330)	(5,928)	(9,884)
Other--net	(295)	(415)	614
Income tax provision	$77,858	$80,055	$81,764
Effective tax rate	22.2%	24.3%	23.3%

Summarized below are the total amounts of income taxes paid during the years ended December 31 (in thousands):

2023	$73,876
2022	65,894
2021	99,430

Provision has not been made for additional taxes on $35.1 million of undistributed earnings of our domestic subsidiaries. Should we elect to sell our interest in these businesses rather than to affect a tax-free liquidation, additional taxes amounting to approximately $8.0 million would be incurred based on current income tax rates.

12. Other Assets

 Other assets comprise of the following (in thousands):

	December 31,
	2023	2022

Deposit with OAS (Note 18)	$46,968	$50,274
Cash surrender value life insurance	3,651	3,636
Noncurrent advances and deposits	2,139	2,368
Deferred debt costs (Note 3)	1,197	1,703
Other	1,663	1,826
	$55,618	$59,807

13.    Properties and Equipment

A summary of properties and equipment follows (in thousands):

	December 31,
	2023	2022
Land	$14,356	$11,862
Buildings and building improvements	130,695	123,845
Transportation equipment	89,910	79,810
Machinery and equipment	164,249	154,603
Computer software	72,646	69,283
Furniture and fixtures	78,068	76,042
Projects under development	8,788	20,189
Total properties and equipment	558,712	535,634
Less accumulated depreciation	(354,872)	(335,920)
Net properties and equipment	$203,840	$199,714

The net book value of computer software at December 31, 2023 and 2022, was $8.0 million and $8.9 million, respectively. Depreciation expense for computer software was $4.5 million, $5.5 million and $5.8 million for the years ended December 31, 2023, 2022 and 2021, respectively.

14.    Leases

Chemed and each of its operating subsidiaries are service companies. As such, real estate leases comprise the largest lease obligation (and conversely, right of use asset) in our lease portfolio. VITAS has leased office space, as well as space for IPUs and/or contract beds within hospitals. Roto-Rooter has leased office space.

The components of balance sheet information related to leases were as follows:

	December 31,
	2023	2022
Assets
Operating lease assets	$126,387	$135,662

Liabilities
Current operating leases	38,635	38,996
Noncurrent operating leases	100,776	110,513
Total operating lease liabilities	$139,411	$149,509

The components of lease expense were as follows:

	December 31,
	2023	2022
Lease Expense (a)
Operating lease expense	$59,769	$59,530
Sublease income	(93)	(181)
Net lease expense	$59,676	$59,349

(a)Includes short-term leases and variable lease costs, which are immaterial. Included in both cost of services provided and goods sold and selling, general and administrative expenses.

The components of cash flow information related to leases were as follows:

	December 31,
	2023	2022
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from leases	$49,777	$49,571

Leased assets obtained in exchange for new operating lease liabilities	$37,111	$57,551

Weighted Average Remaining Lease Term
Operating leases	4.32	yrs

Weighted Average Discount Rate
Operating leases	3.09%

Maturity of Operating Lease Liabilities (in thousands)

2024	$44,928
2025	37,248
2026	28,897
2027	16,525
2028	11,285
Thereafter	10,597
Total lease payments	$149,480
Less: interest	(10,069)
Total liability recognized on the balance sheet	$139,411

For leases commencing prior to 2019, minimum rental payments exclude payments to landlords for real estate taxes and common area maintenance. Operating lease payments include $3.8 million related to extended lease terms that are reasonably certain of being exercised and exclude $740,000 of lease payments for leases signed but not yet commenced.

15.    Retirement Plans

Retirement obligations under various plans cover substantially all full-time employees who meet age and/or service eligibility requirements. All plans providing retirement benefits to our employees are defined contribution plans. Expenses for our retirement and profit-sharing plans, excess benefit plans and other similar plans are as follows (in thousands):

For the Years Ended December 31,
2023	2022	2021

$26,475	$11,533	$28,554

These expenses include the impact of market gains and losses on assets held in deferred compensation plans.

Trust assets invested in shares of our stock are included in treasury stock, and the corresponding liability is included in a separate component of stockholders’ equity. At December 31, 2023, these trusts held 54,833 shares at historical average cost of $2.1 million (2022 – 63,032 shares or $2.2 million).

We have excess benefit plans for key employees whose participation in the qualified plans is limited by U.S. Employee Retirement Income Security Act requirements. Benefits are determined based on theoretical participation in the qualified plans. Benefits are only invested in mutual funds, and participants are not permitted to diversify accumulated benefits in shares of our capital stock.

16.    Earnings Per Share

The computation of earnings per share follows (in thousands, except per share data):

For the Years Ended December 31,		Net Income	Shares	Earnings per Share
2023
	Earnings	$272,509	15,050	$18.11
	Dilutive stock options	-	103
	Nonvested stock awards	-	47
	Diluted earnings	$272,509	15,200	$17.93

2022
	Earnings	$249,624	14,929	$16.72
	Dilutive stock options	-	130
	Nonvested stock awards	-	40
	Diluted earnings	$249,624	15,099	$16.53

2021
	Earnings	$268,550	15,671	$17.14
	Dilutive stock options	-	221
	Nonvested stock awards	-	46
	Diluted earnings	$268,550	15,938	$16.85

During 2023, 601,000 stock options were excluded from the computation of diluted earnings per share as their exercise prices were greater than the average market price during most of the year. During 2022, 891,000 stock options were excluded. During 2021, 617,000 stock options were excluded.

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

The following shows the carrying value, fair value and the hierarchy for our financial instruments as of December 31, 2023 (in thousands):

		Fair Value Measure
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Investments of deferred compensation plans held in trust	$106,126	$106,126	$-	$-
Cash equivalents	257,343	257,343	-	-

The following shows the carrying value, fair value and the hierarchy for our financial instruments as of December 31, 2022 (in thousands):

		Fair Value Measure
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Investments of deferred compensation plans held in trust	$93,196	$93,196	$-	$-
Cash equivalents	101	101	-	-
Long-term debt	97,500	-	97,500	-

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

On August 29, 2022, six weeks subsequent to the OAS finalizing its audit, VITAS received a demand letter from its Medicare Administrative Contractor (“MAC”) seeking repayment of $50.3 million. This demand letter is $90.0 million lower than the final OAS audit recommendation, as a significant portion of the 100 claims reviewed are closed pursuant to applicable law and ineligible to be reopened. VITAS timely filed its initial appeal of the overpayment decision and deposited $50.3 million under the “Immediate Recoupment” process to preserve its appeal rights. To date, VITAS has been refunded $3.34 million of the amount deposited and continues to appeal the remaining claims through the Office of Medicare Hearings and Appeals process. The amount deposited has been recorded as an “other long-term asset” in the consolidated balance sheets, as detailed in Note 12.

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

19.    Capital Stock Transactions

We repurchased the following capital stock:

	For the Years Ended December 31,
	2023	2022	2021
Total cost of repurchased shares (in thousands):	$73,813	$114,074	$576,483
Shares repurchased	132,969	232,500	1,195,529
Weighted average price per share	$555.12	$490.64	$482.20

In November 2023, the Board of Directors authorized $300.0 million for additional stock repurchase under the February 2011 repurchase program. In May and November 2021, the Board of Directors authorized a total of $600.0 million for additional stock repurchase under the February 2011 repurchase program. We currently have $314.1 million of authorization remaining under this share purchase plan.

20.    Other Operating Expenses

	December 31,
	2023	2022	2021
Litigation settlements	$2,050	$4,000	$-
Loss/(gain) on disposal of property and equipment	211	(309)	987
Total other operating expenses	$2,261	$3,691	$987

21. Other Current Liabilities

	December 31,
	2023	2022

Medicare cap	$13,245	$14,380
Retention bonus	8,901	19,634
Accrued advertising	3,971	2,516
All other	23,071	24,474
	$49,188	$61,004

There are no individual amounts exceeding 5% of the total current liabilities in the “all other” line item for either period presented.

22. Recent Accounting Standards

In November 2023, the FASB issued Accounting Standards Update “ASU 2023-07 – Reportable Segments”. The guidance provides enhanced disclosures about significant segment expenses. The purpose of the amendment is to provide investors with a better understanding of an entity’s overall performance and assess potential future cash flows. The guidance is effective for fiscal periods beginning after December 31, 2023, and interim periods within fiscal years beginning after December 31, 2024. The Company is currently analyzing the impact of the ASU on the current footnote disclosures.

In December 2023, the FASB issued Accounting Standards Update “ASU 2023-09 – Income Tax Disclosure”. The guidance provides increased transparency related to tax risk and tax planning through (1) disclosure in specific categories in the rate reconciliation and (2) provide additional information for reconciling items when a quantitative threshold is met. The guidance is effective for fiscal periods beginning after December 31, 2024. The Company is currently analyzing the impact of the ASU on the current footnote disclosures.

CHEMED CORPORATION AND SUBSIDIARY COMPANIES
UNAUDITED CONSOLIDATING STATEMENTS OF INCOME
FOR THE YEAR ENDED DECEMBER 31, 2023
(in thousands)(unaudited)
		Roto-		Chemed
	VITAS	Rooter	Corporate	Consolidated
2023
Service revenues and sales	$1,315,065	949,352	-	$2,264,417
Cost of services provided and goods sold	1,017,623	447,979	-	1,465,602
Selling, general and administrative expenses	93,296	231,587	70,237	395,120
Depreciation	19,959	30,790	53	50,802
Amortization	104	9,959	-	10,063
Other operating expenses/(income)	(12)	2,273	-	2,261
Total costs and expenses	1,130,970	722,588	70,290	1,923,848
Income/(loss) from operations	184,095	226,764	(70,290)	340,569
Interest expense	(180)	(442)	(2,486)	(3,108)
Intercompany interest income/(expense)	19,400	11,918	(31,318)	-
Other income—net	1,309	126	11,471	12,906
Income/(loss) before income taxes (a)	204,624	238,366	(92,623)	350,367
Income taxes	(46,115)	(50,125)	18,382	(77,858)
Net income/(loss) (a)	$158,509	$188,241	$(74,241)	$272,509

(a) The following amounts are included in income from continuing operations (in thousands):
		Roto-		Chemed
	VITAS	Rooter	Corporate	Consolidated
Pretax benefit/(cost):
Stock option expense	$-	-	(30,082)	$(30,082)
Long-term incentive compensation	-	-	(11,689)	(11,689)
Amortization of reacquired franchise agreements	-	(9,408)	-	(9,408)
Litigation settlements	-	(2,056)	-	(2,056)
Total	$-	$(11,464)	$(41,771)	$(53,235)

		Roto-		Chemed
	VITAS	Rooter	Corporate	Consolidated
After-tax benefit/(cost):
Stock option expense	$-	-	(25,405)	$(25,405)
Long-term incentive compensation	-	-	(10,379)	(10,379)
Amortization of reacquired franchise agreements	-	(7,216)	-	(7,216)
Impact of deferred rate tax change	1,772	3,559	(1,090)	4,241
Litigation settlements	-	(1,577)	-	(1,577)
Excess tax benefits on stock compensation	-	-	4,330	4,330
Total	$1,772	$(5,234)	$(32,544)	$(36,006)

CHEMED CORPORATION AND SUBSIDIARY COMPANIES
UNAUDITED CONSOLIDATING STATEMENTS OF INCOME
FOR THE YEAR ENDED DECEMBER 31, 2022
(in thousands)(unaudited)
		Roto-		Chemed
	VITAS	Rooter	Corporate	Consolidated
2022
Service revenues and sales	$1,201,564	$933,399	$-	$2,134,963
Cost of services provided and goods sold	931,861	438,016	-	1,369,877
Selling, general and administrative expenses	89,187	222,257	47,283	358,727
Depreciation	21,955	27,075	72	49,102
Amortization	101	9,969	-	10,070
Other operating expenses	3,337	354	-	3,691
Total costs and expenses	1,046,441	697,671	47,355	1,791,467
Income/(loss) from operations	155,123	235,728	(47,355)	343,496
Interest expense	(172)	(396)	(4,016)	(4,584)
Intercompany interest income/(expense)	18,901	9,345	(28,246)	-
Other (expense)/income—net	600	138	(9,971)	(9,233)
Income/(loss) before income taxes (a)	174,452	244,815	(89,588)	329,679
Income taxes	(43,000)	(58,695)	21,640	(80,055)
Net income/(loss) (a)	$131,452	$186,120	$(67,948)	$249,624

(a) The following amounts are included in income from continuing operations (in thousands):
		Roto-		Chemed
	VITAS	Rooter	Corporate	Consolidated
Pretax benefit/(cost):
Stock option expense	$-	$-	$(26,254)	$(26,254)
Amortization of reacquired franchise agreements	-	(9,408)	-	(9,408)
Long-term incentive compensation	-	-	(7,801)	(7,801)
Litigation settlements	(4,000)	-	-	(4,000)
Direct costs related to Covid-19	(310)	(988)	(89)	(1,387)
Medicare cap sequestration adjustment	(138)	-	-	(138)
Total	$(4,448)	$(10,396)	$(34,144)	$(48,988)

		Roto-		Chemed
	VITAS	Rooter	Corporate	Consolidated
After-tax benefit/(cost):
Stock option expense	$-	$-	$(22,028)	$(22,028)
Amortization of reacquired franchise agreements	-	(6,915)	-	(6,915)
Long-term incentive compensation	-	-	(6,858)	(6,858)
Excess tax benefits on stock compensation	-	-	5,928	5,928
Litigation settlements	(2,984)	-	-	(2,984)
Direct costs related to Covid-19	(231)	(726)	(68)	(1,025)
Medicare cap sequestration adjustment	(103)	-	-	(103)
Total	$(3,318)	$(7,641)	$(23,026)	$(33,985)

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

The following is a summary of the key operating results for the years ended December 31, 2023, 2022 and 2021 (in thousands except percentages and per share amounts):

	2023	2022	2021
Consolidated service revenues and sales	$2,264,417	$2,134,963	$2,139,261
Consolidated net income	$272,509	$249,624	$268,550
Diluted EPS	$17.93	$16.53	$16.85
Adjusted net income	$308,515	$283,609	$308,007
Adjusted diluted EPS	$20.30	$18.78	$19.33
Adjusted EBITDA	$451,897	$432,660	$461,414
Adjusted EBITDA as a % of revenue	20.0%	20.3%	21.6%

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

2023 versus 2022

The increase in consolidated service revenues and sales from 2023 to 2022 was a result of a 9.4% increase at VITAS and a 1.7% increase at Roto-Rooter. The increase in service revenues at Roto-Rooter was driven by an increase in plumbing, excavation and water restoration offset by a decrease in drain cleaning. The increase in service revenues at VITAS is comprised primarily of a 7.4% increase in days-of-care, and a geographically weighted average Medicare reimbursement rate increase of approximately 2.4%, partially offset by 50-basis points as a result of CMS reimplementing sequestration that was suspended at the start of the pandemic in 2020. Acuity mix shift had minimal impact for the year when compared to prior year revenue and level-of-care mix.

The pandemic created a significant shortage of licensed healthcare workers industry wide. VITAS was not immune to this shortage. As a result, on July 1, 2022, VITAS implemented a hiring and retention bonus program for its licensed healthcare workers. It is a temporary program intended to help VITAS attract and retain licensed healthcare workers in light of the pandemic induced healthcare worker shortage. An eligible employee must continue in employment for a period of one-year from July 1st to receive a bonus. Additionally, employees hired between July 1, 2022 and June 30, 2023 are eligible if they continue employment for a one-year period from their hire date. A total of $40.5 million has been accrued since the start of the program. Payments totaling $31.6 million have been made from July 2023 to December 2023. The remaining accrued amount will be paid over the following three quarters.

Starting with the September 30, 2023 quarter, Chemed is no longer excluding the cost of the Retention Program when presenting non-GAAP operating metrics in current or prior periods.

During the period from May 1, 2020 through March 31, 2022, the 2% Medicare sequestration reimbursement cut was suspended. For the year ended December 31, 2022, approximately $8.6 million, was recognized as revenue due to the suspension of sequestration. Sequestration was phased back into place at 1% from April 1, 2022 to June 30, 2022 and the full 2% thereafter.

While significant continuing issues related to the COVID-19 pandemic appear to be over or materially mitigated, we will continue to monitor any impact to our business including employees, customers, patients, and vendors.

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

Impact of Current Market Conditions

VITAS 2024 revenue, prior to Medicare Cap, is estimated to increase 9.0% to 9.8% when compared to 2023. ADC is estimated to increase 6.5% to 7.0%. Full year adjusted EBITDA margin, prior to Medicare Cap, is estimated to be 17.8% to 18.3%. We are currently estimating $9.5 million for Medicare Cap billing limitations in calendar year 2024.

Roto-Rooter is forecasted to achieve full-year 2024 revenue growth of 3.5% to 4.0%. Roto-Rooter’s adjusted EBITDA margin for 2024 is expected to be 28.7% to 29.1%.

Based upon the above, full-year 2024 earnings per diluted share, excluding: non-cash expense for stock options, tax benefits from stock option exercises, costs related to litigation, and other discrete items, is estimated to be in the range of $23.30 to $23.65.

The 2024 guidance assumes an effective corporate tax rate on adjusted earnings of 25.2% and a diluted share count of 15.2 million shares. Chemed’s 2023 adjusted earnings per diluted share was $20.30, including $1.04 per share for costs associated with the 2023 portion of the Retention Program.

LIQUIDITY AND CAPITAL RESOURCES

Significant factors affecting our cash flows during 2023 and financial position at December 31, 2023, include the following:

•Our operations generated cash of $330.3 million.

•We repurchased $67.7 million of our stock.

•We spent $56.9 million on capital expenditures.

•We paid $23.5 million in dividends.

•We paid off $97.5 million of debt from our existing credit agreement.

•A $42.1 million increase in accounts receivable due to timing of receipts.

•A $12.9 million increase in investments of deferred compensation plans due to market valuation gains. This resulted in a similar increase in the liability associated with deferred compensation plans.

•A $22.2 million increase in accounts payable due to timing of payments and an increase in cash overdrafts of $15.7 million.

•A $11.8 million decrease in other current liabilities mainly due to payments of the retention bonus program implemented at VITAS.

The Company had no debt outstanding at December 31, 2023. The Company’s ratio of total debt to total capital was 10.9% at December 31, 2022. Our current ratio was 1.6 and 0.92 at December 31, 2023 and 2022, respectively.

On June 28, 2022, we replaced our existing credit facility with a fifth amended and restated Credit Agreement (“2022 Credit Facilities”). Terms of the 2022 Credit Facilities consist of a five-year $450.0 million revolver as well as a five-year $100.0 million term loan. Principal payments of $1.25 million on the term loan are due on the last day of each fiscal quarter, with a final payment due at the end of the agreement. The 2022 Credit Facilities have a floating interest rate that is generally SOFR plus an additional tiered rate which varies based on our current leverage ratio. As of December 31, 2023, the interest rate is SOFR plus 100 basis points. The 2022 Credit Facilities include an expansion feature that provides the Company the opportunity to increase its revolver and/or term loan by an additional $250.0 million.

We made prepayments totaling $75.0 million plus a regularly scheduled payment of $1.25 million in the first quarter of 2023 on the $100.0 million term loan. We paid the remaining balance of $21.3 million on April 28, 2023. There were no prepayment penalties associated with this repayment. This prepayment reduced the total borrowing capacity of the 2022 Credit Facilities from $550.0 million to $450.0 million.

The 2022 Credit Facilities contains the following quarterly financial covenants effective as of December 31, 2023:

Chemed
Description	Requirement	December 31, 2023

Leverage Ratio (Consolidated Indebtedness/Consolidated Adj. EBITDA)	< 3.50 to 1.00	(0.06) to 1.00

Interest Coverage Ratio (Consolidated Adj. EBITDA/Consolidated Interest Expense)	> 3.00 to 1.00	151.10 to 1.00

We forecast to be in compliance with all debt covenants through fiscal 2024.

We have issued $45.2 million in standby letters of credit as of December 31, 2023, mainly for insurance purposes. Issued letters of credit reduce our available credit under the revolving credit agreement. As of December 31, 2023, we have approximately $404.8 million of unused lines of credit available and eligible to be drawn down under our revolving credit facility. We believe our cash flow from operating activities and our unused eligible lines of credit are sufficient to fund our obligations and operate our business in the near and long term. We continually evaluate cash utilization alternatives, including share repurchase, debt repayment, acquisitions, and increased dividends to determine the most beneficial use of available capital resources.

CASH FLOW

Our cash flows for 2023, 2022 and 2021 are summarized as follows (in millions):

	For the Years Ended December 31,
	2023	2022	2021
Net cash provided by operating activities	$330.3	$309.9	$308.6
Capital expenditures	(56.9)	(57.3)	(58.7)
Net cash provided for operating activities after capital expenditures	273.4	252.6	249.9
Purchase of treasury stock in the open market	(67.7)	(114.5)	(576.0)
Net (decrease)/increase in long-term debt	(97.5)	(87.5)	185.0
Proceeds from exercise of stock options	102.2	45.0	35.8
Dividends paid	(23.5)	(22.0)	(22.0)
Capital stock surrendered to pay taxes on
on stock-based compensation	(9.6)	(15.6)	(15.1)
Change in cash overdraft payable	15.7	(11.9)	11.9
Business combinations	(4.0)	(3.5)	-
Other--net	0.8	(1.4)	0.7
Increase/(decrease) in cash and cash equivalents	$189.8	$41.2	$(129.8)

2023 versus 2022

Net cash provided by operating activities increased $20.4 million from December 31, 2022 to December 31, 2023. The main drivers are an increase in earnings of $22.9 million combined with an increase of $22.9 million for deferred income taxes provision due to the impact of the effective state rate change and an accelerated deduction taken in 2022 for the OAS deposit, a decrease of $35.8 million in cash outflows for other assets due to the OAS deposit recorded in 2022 offset by a reduction of $16.2 million in other liabilities for payments made on the retention bonus program at VITAS. Additionally, significant changes in our accounts receivable balances are driven mainly by the timing of payments received from the Federal government at our VITAS subsidiary. We typically receive a payment in excess of $42.0 million from the Federal government from hospice services every other Friday. The timing of year end will have a significant impact on the accounts receivable at VITAS. These changes generally normalize over a two-year period, as cash flow variations in one year are offset in the following year. The swing in accounts receivable reduced cash flow by $39.1 million between 2023 and 2022.

In 2023, we repurchased 132,969 shares of Chemed capital stock at a weighted average price of $555.12 per share. In 2022, we repurchased 232,500 shares of Chemed stock at a weighted average price of $490.64 per share. Based on our current operations and our current sources of capital, we believe we have the ability to continue our current share repurchase program into the foreseeable future.

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

Please see Note 18 in the Notes to the Consolidated Financial Statements for a description of current material legal matters.

CONTRACTUAL OBLIGATIONS

The table below summarizes our debt and contractual obligations as of December 31, 2023 (in thousands):

		Less than			After
	Total	1 year	1-3 Years	3-5 Years	5 Years
Lease liabilities	139,411	41,231	61,922	26,247	10,011
Purchase obligations (a)	64,034	64,034	-	-	-
Other long-term obligations (b)	114,961	2,723	5,446	2,723	104,069
Total contractual cash obligations	$318,406	$107,988	$67,368	$28,970	$114,080

(a) Purchase obligations consist of accounts payable at December 31, 2023.
(b) Other long-term obligations comprise largely excess benefit obligations.

RESULTS OF OPERATIONS

2023 Versus 2022 – Consolidated Results

Set forth below are the year-to-year changes in the components of the statement of operations relating to income for 2023 versus 2022 (in thousands, except percentages):

			Increase/(Decrease)
	2023	2022	Percent
Service revenues and sales
VITAS	$1,315,065	$1,201,564	9.4
Roto-Rooter	949,352	933,399	1.7
Total	2,264,417	2,134,963	6.1
Cost of services provided and goods sold	1,465,602	1,369,877	7.0
Selling, general and administrative expenses	395,120	358,727	10.1
Depreciation	50,802	49,102	3.5
Amortization	10,063	10,070	(0.1)
Other operating expenses	2,261	3,691	(38.7)
Total cost and expenses	1,923,848	1,791,467	7.4
Income from operations	340,569	343,496	(0.9)
Interest expense	(3,108)	(4,584)	32.2
Other income/(expense) - net	12,906	(9,233)	(239.8)
Income before income taxes	350,367	329,679	6.3
Income taxes	(77,858)	(80,055)	2.7
Net income	$272,509	$249,624	9.2

The VITAS segment revenue is as follows (dollars in thousands):

			Increase/(Decrease)
	2023	2022	Percent

Routine homecare	$1,136,437	$1,039,211	9.4
Continuous care	85,674	77,000	11.3
Inpatient care	112,419	102,361	9.8
Other	13,582	12,438	9.2
Medicare cap adjustment	(8,000)	(7,868)	1.7
Implicit price concessions	(14,196)	(12,004)	18.3
Room and board, net	(10,851)	(9,574)	13.3
Net revenue	$1,315,065	$1,201,564	9.4

Days of care are as follows:

	Days of Care		Increase/(Decrease)
	2023	2022	Percent

Routine homecare	5,457,963	5,086,021	7.3
Nursing home	1,118,728	1,036,816	7.9
Respite	26,605	23,905	11.3
Subtotal routine homecare and respite	6,603,296	6,146,742	7.4
Continuous care	101,905	81,890	24.4
General inpatient	88,631	95,431	(7.1)
Total days of care	6,793,832	6,324,063	7.4

The increase in service revenues at VITAS is comprised primarily of a 7.4% increase in days-of-care, and a geographically weighted average Medicare reimbursement rate increase of approximately 2.4%, partially offset by 50-basis points as a result of CMS reimplementing sequestration that was suspended at the start of the pandemic in 2020. Acuity mix shift had minimal impact for the year when compared to prior year revenue and level-of-care mix.

The Roto-Rooter segment revenue is as follows (dollars in thousands):

			Increase/(Decrease)
	2023	2022	Percent

Drain cleaning	$249,069	$261,606	(4.8)
Plumbing	196,695	194,274	1.2
Excavation	233,196	222,945	4.6
Other	936	708	32.2
Subtotal - short term core	679,896	679,533	0.1
Water restoration	185,550	169,434	9.5
Independent contractors	85,749	84,442	1.5
Franchisee fees	5,658	5,591	1.2
Other	19,083	16,859	13.2
Gross revenue	975,936	955,859	2.1
Implicit price concessions and credit memos	(26,584)	(22,460)	18.4
Net revenue	$949,352	$933,399	1.7

The increase in plumbing revenues for 2023 versus 2022 is attributable to an 8.6% increase in price and service mix shift offset by a 7.4% decrease in job count. The decrease in drain cleaning revenues for 2023 versus 2022 is attributable to a 11.2% decrease in job count offset by a 6.4% increase in price and service mix shift. Excavation and water restoration jobs are generally sold as a result of initial calls from customers regarding drain cleaning issues. As a result, the 4.6% increase in excavation revenue and 9.5% increase in water restoration revenue are mainly a function of the size and severity of drain cleaning issues we encounter on a yearly basis. As these services generally represent emergency level work, declines in the total volume of drain cleaning jobs may not necessarily result in a decline in the number of water restoration or excavation jobs. Contractor operations increased 1.5%.

The consolidated gross margin excluding depreciation was 35.3% in 2023 versus 35.8% in 2022. On a segment basis, VITAS’ gross margin excluding depreciation was 22.6% in 2023 and 22.4% in 2022. Roto-Rooter’s gross margin excluding depreciation was 52.8% in 2023 and 53.1% in 2022.

Selling, general and administrative expenses (“SG&A”) for 2023 and 2022 comprise (in thousands):

	2023	2022
SG&A expenses before long-term incentive compensation, and the impact of market
value adjustments related to deferred compensation trusts	$377,027	$360,896
Long-term incentive compensation	11,689	7,801
Impact of market value adjustments related to assets held in deferred compensation trusts	6,404	(9,970)
Total SG&A expenses	$395,120	$358,727

SG&A expenses before long-term incentive compensation and the impact of market value adjustments related to deferred compensation trusts for 2023 were up 4.5% when compared to 2022. This increase was mainly a result of the increase in selling expenses and normal salary increases.

Other operating expense for 2023 and 2022 comprise (in thousands):

	2023	2022

Litigation settlements	$2,050	$4,000
Loss/(gain) on disposal of property and equipment	211	(309)
Total other operating expenses	$2,261	$3,691

Other income/(expense)-net for 2023 and 2022 comprise (in thousands):

	2023	2022

Market value adjustments related to deferred
compensation trusts	$6,404	$(9,970)
Interest income	6,270	355
Other	232	382
Total other income/(expense) - net	$12,906	$(9,233)

Our effective tax rate reconciliation is as follows:

	2023	2022

Income tax provision calculated using the statutory rate	$73,577	$69,233
State and local income taxes, less federal income tax effect	2,306	10,207
Nondeductible expenses	6,600	6,958
Excess stock compensation tax benefits	(4,330)	(5,928)
Other--net	(295)	(415)
Income tax provision	$77,858	$80,055
Effective tax rate	22.2%	24.3%

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

Net income for both periods include the following after-tax adjustments that increased/(reduced) after-tax earnings (in thousands):

	2023	2022
VITAS
Impact of deferred rate tax change	$1,772	$-
Litigation settlements	-	(2,984)
Direct costs related to COVID-19	-	(231)
Medicare cap sequestration adjustment	-	(103)
Roto-Rooter
Amortization of reacquired franchise agreements	(7,216)	(6,915)
Impact of deferred rate tax change	3,559	-
Litigation settlements	(1,577)	-
Direct costs related to COVID-19	-	(726)
Corporate
Stock option expense	(25,405)	(22,028)
Long-term incentive compensation	(10,379)	(6,858)
Excess tax benefits on stock compensation	4,330	5,928
Impact of deferred rate tax change	(1,090)	-
Direct costs related to COVID-19	-	(68)
Total	$(36,006)	$(33,985)

2023 Versus 2022– Segment Results

Net income/(loss) for 2023 versus 2022 (in thousands):

	2023	2022

VITAS	$158,509	$131,452
Roto-Rooter	188,241	186,120
Corporate	(74,241)	(67,948)
	$272,509	$249,624

VITAS’ after-tax earnings increased due mainly to higher revenue. Additionally, VITAS had a $3.0 million after-tax legal settlement expense in 2022 which did not recur in 2023 and $1.8 million tax benefit related to the impact of the deferred rate tax change. After-tax earnings as a percent of revenue at VITAS in 2023 was 12.1% as compared to 10.9% in 2022.

Roto-Rooter’s after-tax earnings as a percent of revenue at Roto-Rooter in 2023 was 19.8% as compared to 19.9% in 2022.

After-tax Corporate expenses for 2023 increased 9.3% when compared to 2022 due mainly to a $3.4 million increase in after-tax stock option expense and an increase in after-tax long-term incentive compensation of $3.5 million offset by a $1.6 million decrease in excess tax benefits on stock compensation,

RESULTS OF OPERATIONS

2022 Versus 2021 – Consolidated Results

Set forth below are the year-to-year changes in the components of the statement of operations relating to income for 2022 versus 2021 (in thousands, except percentages):

			Increase/(Decrease)
	2022	2021	Percent
Service revenues and sales
VITAS	$1,201,564	$1,261,246	(4.7)
Roto-Rooter	933,399	878,015	6.3
Total	2,134,963	2,139,261	(0.2)
Cost of services provided and goods sold	1,369,877	1,369,458	0.0
Selling, general and administrative expenses	358,727	366,727	(2.2)
Depreciation	49,102	49,011	0.2
Amortization	10,070	10,040	0.3
Other operating expenses	3,691	987	274.0
Total cost and expenses	1,791,467	1,796,223	(0.3)
Income from operations	343,496	343,038	0.1
Interest expense	(4,584)	(1,868)	(145.4)
Other (expense)/income - net	(9,233)	9,144	(201.0)
Income before income taxes	329,679	350,314	(5.9)
Income taxes	(80,055)	(81,764)	2.1
Net income	$249,624	$268,550	(7.0)

The VITAS segment revenue is as follows (dollars in thousands):

			Increase/(Decrease)
	2022	2021	Percent

Routine homecare	$1,039,211	$1,069,766	(2.9)
Continuous care	77,000	94,338	(18.4)
Inpatient care	102,361	113,187	(9.6)
Other	12,438	12,142	2.4
Medicare cap adjustment	(7,868)	(6,597)	19.3
Implicit price concessions	(12,004)	(11,530)	4.1
Room and board, net	(9,574)	(10,060)	(4.8)
Net revenue	$1,201,564	$1,261,246	(4.7)

Days of care are as follows:

	Days of Care		Increase/(Decrease)
	2022	2021	Percent

Routine homecare	5,086,021	5,347,170	(4.9)
Nursing home	1,036,816	993,322	4.4
Respite	23,905	21,403	11.7
Subtotal routine homecare and respite	6,146,742	6,361,895	(3.4)
Continuous care	81,890	101,539	(19.4)
General inpatient	95,431	107,685	(11.4)
Total days of care	6,324,063	6,571,119	(3.8)

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

The Roto-Rooter segment revenue is as follows (dollars in thousands):

			Increase/(Decrease)
	2022	2021	Percent

Drain cleaning	$261,606	$254,773	2.7
Plumbing	194,274	176,051	10.4
Excavation	222,945	215,190	3.6
Other	708	1,138	(37.8)
Subtotal - short term core	679,533	647,152	5.0
Water restoration	169,434	153,115	10.7
Independent contractors	84,442	76,858	9.9
Franchisee fees	5,591	5,068	10.3
Other	16,859	15,576	8.2
Gross revenue	955,859	897,769	6.5
Implicit price concessions and credit memos	(22,460)	(19,754)	13.7
Net revenue	$933,399	$878,015	6.3

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

Selling, general and administrative expenses (“SG&A”) for 2022 and 2021 comprise (in thousands):

	2022	2021
SG&A expenses before long-term incentive compensation, and the impact of market
value adjustments related to deferred compensation trusts	$360,896	$349,250
Impact of market value adjustments related to assets held in deferred compensation trusts	(9,970)	9,167
Long-term incentive compensation	7,801	8,310
Total SG&A expenses	$358,727	$366,727

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

Other operating (income)/expense for 2022 and 2021 comprise (in thousands):

	2022	2021

Litigation settlements	$4,000	$-
(Gain)/Loss on disposal of property and equipment	(309)	987
Total other operating expenses	$3,691	$987

Other (expense)/income-net for 2022 and 2021 comprise (in thousands):

	2022	2021

Market value gains on assets held in deferred
compensation trusts	$(9,970)	$8,310
Interest income	355	377
Other	382	457
Total other (expense)/income	$(9,233)	$9,144

Our effective tax rate reconciliation is as follows:

	2022	2021

Income tax provision calculated using the statutory rate	$69,233	$73,566
State and local income taxes, less federal income tax effect	10,207	10,025
Nondeductible expenses	6,958	7,443
Excess stock compensation tax benefits	(5,928)	(9,884)
Other--net	(415)	614
Income tax provision	$80,055	$81,764
Effective tax rate	24.3%	23.3

Net income for both periods include the following after-tax adjustments that increased/(reduced) after-tax earnings (in thousands):

	2022	2021
VITAS
Litigation settlements	$(2,984)	$-
COVID-19 expense	(231)	(12,157)
Medicare cap sequestration adjustment	(103)	-
Facility relocation expenses	-	(1,384)
Roto-Rooter
Amortization of reacquired franchise agreements	(6,915)	(6,915)
Direct costs related to COVID-19	(726)	(1,789)
Litigation settlements	-	72
Corporate
Stock option expense	(22,028)	(18,879)
Long-term incentive compensation	(6,858)	(8,094)
Excess tax benefits on stock compensation	5,928	9,884
Direct costs related to COVID-19	(68)	(29)
Other	-	(166)
Total	$(33,985)	$(39,457)

2022 Versus 2021 – Segment Results

Net income/(loss) for 2022 versus 2021 (in thousand):

	2022	2021

VITAS	$131,452	$162,431
Roto-Rooter	186,120	166,333
Corporate	(67,948)	(60,214)
	$249,624	$268,550

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

Our estimate currently assumes that we ultimately do not receive consideration for approximately 25% to 30% of claims currently selected for review or expected to be selected for review. If our current estimate changes by 1%, there would be a $400,000 impact on our estimate of implicit price concessions.

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

Our casualty insurance liabilities are recorded gross before any estimated recovery for amounts exceeding our stop loss limits. Estimated recoveries from insurance carriers are recorded as accounts receivable. Claims experience adjustments to our casualty and workers’ compensation accrual for the years ended December 31, 2023, 2022 and 2021, were net pretax credits of ($6,862,000), ($5,790,000), and ($6,332,000) respectively.

As an indication of the sensitivity of the accrued liability to reported claims, our analysis indicates that a 1% across-the-board increase or decrease in the amount of projected losses would increase or decrease the accrued insurance liability at December 31, 2023 by $4.9 million or 8.3%. While the amount recorded represents our best estimate of the casualty and workers’ compensation insurance liability, we have calculated, based on historical claims experience, the actual loss could reasonably be expected to increase or decrease by approximately $500,000 as of December 31, 2023.

Chemed Corporation and Subsidiary Companies
Unaudited Consolidating Summaries and Reconciliations of Adjusted EBITDA (in thousands)
					Chemed
2023		VITAS	Roto-Rooter	Corporate	Consolidated

	Net income/(loss)	$158,509	$188,241	$(74,241)	$272,509
	Add/(deduct):
	Interest expense	180	442	2,486	3,108
	Income taxes	46,115	50,125	(18,382)	77,858
	Depreciation	19,959	30,790	53	50,802
	Amortization	104	9,959	-	10,063
	EBITDA	224,867	279,557	(90,084)	414,340
	Add/(deduct):
	Intercompany interest/(expense)	(19,400)	(11,918)	31,318	-
	Interest income	(1,078)	(125)	(5,067)	(6,270)
	Stock option expense	-	-	30,082	30,082
	Long-term incentive compensation	-	-	11,689	11,689
	Litigation settlement	-	2,056	-	2,056
	Adjusted EBITDA	$204,389	$269,570	$(22,062)	$451,897

					Chemed
2022		VITAS	Roto-Rooter	Corporate	Consolidated

	Net income/(loss)	$131,452	$186,120	$(67,948)	$249,624
	Add/(deduct):
	Interest expense	172	396	4,016	4,584
	Income taxes	43,000	58,695	(21,640)	80,055
	Depreciation	21,955	27,075	72	49,102
	Amortization	101	9,969	-	10,070
	EBITDA	196,680	282,255	(85,500)	393,435
	Add/(deduct):
	Intercompany interest/(expense)	(18,901)	(9,345)	28,246	-
	Interest income	(218)	(138)	1	(355)
	Stock option expense	-	-	26,254	26,254
	Long-term incentive compensation	-	-	7,801	7,801
	Litigation settlement	4,000	-	-	4,000
	Direct costs related to COVID-19	310	988	89	1,387
	Medicare cap sequestration adjustment	138	-	-	138
	Adjusted EBITDA	$182,009	$273,760	$(23,109)	$432,660

					Chemed
2021		VITAS	Roto-Rooter	Corporate	Consolidated

	Net income/(loss)	$162,431	$166,333	$(60,214)	$268,550
	Add/(deduct):
	Interest expense	160	595	1,113	1,868
	Income taxes	52,426	51,420	(22,082)	81,764
	Depreciation	23,114	25,816	81	49,011
	Amortization	71	9,969	-	10,040
	EBITDA	238,202	254,133	(81,102)	411,233
	Add/(deduct):
	Intercompany interest/(expense)	(18,125)	(7,180)	25,305	-
	Interest income	(253)	(124)	-	(377)
	Stock option expense	-	-	22,502	22,502
	Direct costs related to COVID-19	16,296	2,435	38	18,769
	Long-term incentive compensation	-	-	9,167	9,167
	Litigation settlement	-	(98)	-	(98)
	Medicare cap sequestration adjustment	-	-	218	218
	Adjusted EBITDA	$236,120	$249,166	$(23,872)	$461,414

CHEMED CORPORATION AND SUBSIDIARY COMPANIES
RECONCILIATION OF ADJUSTED NET INCOME
(in thousands, except per share data)(unaudited)

	For the Years Ended December 31,
	2023	2022	2021
Net income as reported	$272,509	$249,624	$268,550

Add/(deduct) pre-tax cost of:
Stock option expense	30,082	26,254	22,502
Long-term incentive compensation	11,689	7,801	9,167
Amortization of reacquired franchise agreements	9,408	9,408	9,408
Litigation settlements	2,056	4,000	(98)
COVID-19 expenses	-	1,387	18,769
Medicare cap sequestration adjustment	-	138	-
Facility relocation expenses	-	-	1,855
Other	-	-	218
Add/(deduct) tax impacts:
Tax impact of the above pre-tax adjustments (1)	(8,658)	(9,075)	(12,480)
Tax impact of deferred tax rate change	(4,241)	-	-
Excess tax benefits on stock compensation	(4,330)	(5,928)	(9,884)
Adjusted net income	$308,515	$283,609	$308,007

Diluted Earnings Per Share As Reported
Net income	$17.93	$16.53	$16.85
Average number of shares outstanding	15,200	15,099	15,938

Adjusted Diluted Earnings Per Share
Net income	$20.30	$18.78	$19.33
Average number of shares outstanding	15,200	15,099	15,938

(1) The tax impact of pre-tax adjustments was calculated using the effective tax rate of the operating unit for which each adjustment is associated.

The "Footnotes to Financial Statements" are integral parts of this financial information.

CHEMED CORPORATION AND SUBSIDIARY COMPANIES
OPERATING STATISTICS FOR VITAS SEGMENT(unaudited)
Three Months Ended December 31,			Year Ended December 31,
OPERATING STATISTICS	2023	2022	2023	2022
Net revenue ($000)
Homecare	$303,883	$267,691	$1,136,437	$1,039,211
Inpatient	28,107	26,647	112,419	102,361
Continuous care	22,620	19,284	85,674	77,000
Other	3,844	2,977	13,582	12,438
Subtotal	$358,454	$316,599	$1,348,112	$1,231,010
Room and board, net	(2,535)	(2,778)	(10,851)	(9,574)
Contractual allowances	(3,546)	(3,012)	(14,196)	(12,004)
Medicare cap allowance	(2,375)	(2,750)	(8,000)	(7,868)
Total	$349,998	$308,059	$1,315,065	$1,201,564
Net revenue as a percent of total before Medicare cap allowance
Homecare	84.8%	84.6%	84.3%	84.4%
Inpatient	7.8	8.4	8.3	8.3
Continuous care	6.3	6.1	6.4	6.3
Other	1.1	0.9	1.0	1.0
Subtotal	100.0	100.0	100.0	100.0
Room and board, net	(0.7)	(0.9)	(0.8)	(0.8)
Contractual allowances	(1.0)	(0.9)	(1.1)	(1.0)
Medicare cap allowance	(0.7)	(0.9)	(0.6)	(0.6)
Total	97.6%	97.3%	97.5%	97.6%
Days of Care
Homecare	1,439,494	1,289,067	5,457,963	5,086,021
Nursing home	285,616	264,895	1,118,728	1,036,816
Respite	7,394	5,807	26,605	23,905
Subtotal routine homecare and respite	1,732,504	1,559,769	6,603,296	6,146,742
Inpatient	24,918	24,254	101,905	95,431
Continuous care	23,001	19,909	88,631	81,890
Total	1,780,423	1,603,932	6,793,832	6,324,063

Number of days in relevant time period	92	92	365	365
Average daily census ("ADC") (days)
Homecare	15,646	14,012	14,953	13,934
Nursing home	3,105	2,879	3,065	2,841
Respite	80	63	73	65
Subtotal routine homecare and respite	18,831	16,954	18,091	16,840
Inpatient	271	264	279	261
Continuous care	250	216	243	224
Total	19,352	17,434	18,613	17,325

Total Admissions	15,867	14,829	63,431	60,774
Total Discharges	15,705	14,862	61,242	60,930
Average length of stay (days)	105.9	103.9	102.2	104.6
Median length of stay (days)	17.0	16.0	16.0	16.0
ADC by major diagnosis
Cerebro	42.8%	41.0%	42.5%	39.8%
Neurological	13.7	20.3	15.3	21.2
Cancer	10.3	10.7	10.5	10.9
Cardio	16.2	15.7	16.1	15.7
Respiratory	7.0	7.2	7.1	7.3
Other	10.0	5.1	8.5	5.1
Total	100.0%	100.0%	100.0%	100.0%
Admissions by major diagnosis
Cerebro	26.5%	25.6%	26.4%	24.6%
Neurological	8.3	11.0	9.4	12.3
Cancer	25.9	26.7	26.0	26.3
Cardio	15.4	15.3	16.0	14.9
Respiratory	10.1	10.5	10.1	10.3
Other	13.8	10.9	12.1	11.6
Total	100.0%	100.0%	100.0%	100.0%

Bad debt expense as a percent of revenues	1.0%	1.0%	1.1%	1.0%
Accounts receivable --Days of revenue outstanding- excluding unapplied Medicare payments	37.8	38.1	N.A.	N.A.
Accounts receivable--Days of revenue outstanding- including unapplied Medicare payments	36.0	28.0	N.A.	N.A.

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