Form 10-Q
period 2024-03-31
CHEMED CORP
filed 2024-04-29
CIK 19584

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒    Quarterly Report Under Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended March 31, 2024

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	☐	No	☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of Each Exchange on which Registered	Amount	Date

Capital Stock $1 Par Value	CHE	New York Stock Exchange	15,139,240 Shares	March 31, 2024

CHEMED CORPORATION AND

SUBSIDIARY COMPANIES

Index

Page No.
PART I. FINANCIAL INFORMATION:

Item 1. Financial Statements
Unaudited Consolidated Balance Sheets -
March 31, 2024 and December 31, 2023	3

Unaudited Consolidated Statements of Income -
Three months ended March 31, 2024 and 2023	4

Unaudited Consolidated Statements of Cash Flows -
Three months ended March 31, 2024 and 2023	5

Unaudited Consolidated Statements of Changes in Stockholders’ Equity-
Three months ended March 31, 2024 and 2023	6

Notes to Unaudited Consolidated Financial Statements	7

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	20

Item 3. Quantitative and Qualitative Disclosures about Market Risk	30

Item 4. Controls and Procedures	30

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	30

Item 1A. Risk Factors	30

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	31

Item 3. Defaults Upon Senior Securities	31

Item 4. Mine Safety Disclosures	31

Item 5. Other Information	31

Item 6. Exhibits	32

EX – 31.1
EX – 31.2
EX – 32.1
EX – 32.2
EX – 101
EX – 104

SIGNATURES	33

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
CHEMED CORPORATION AND SUBSIDIARY COMPANIES
UNAUDITED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	March 31, 2024	December 31, 2023
ASSETS
Current assets
Cash and cash equivalents	$313,350	$263,958
Accounts receivable less allowances	177,334	181,511
Inventories	10,712	12,004
Prepaid income taxes	9,790	13,166
Prepaid expenses	28,431	30,204
Total current assets	539,617	500,843
Investments of deferred compensation plans held in trust	117,649	106,126
Properties and equipment, at cost, less accumulated depreciation of $365,074 (2023- $354,872)	202,784	203,840
Lease right of use asset	131,751	126,387
Identifiable intangible assets less accumulated amortization of $51,485 (2023 - $48,965)	88,137	90,264
Goodwill	591,519	585,017
Other assets	56,176	55,618
Total Assets	$1,727,633	$1,668,095

LIABILITIES
Current liabilities
Accounts payable	$56,203	$64,034
Income taxes	27,353	6,858
Accrued insurance	62,055	58,568
Accrued compensation	49,802	88,381
Accrued legal	7,183	6,386
Short-term lease liability	39,279	38,635
Other current liabilities	40,099	49,188
Total current liabilities	281,974	312,050
Deferred income taxes	24,899	30,321
Deferred compensation liabilities	117,550	104,069
Long-term lease liability	106,861	100,776
Other liabilities	12,854	13,003
Total Liabilities	544,138	560,219
Commitments and contingencies (Note 10)
STOCKHOLDERS' EQUITY
Capital stock - authorized 80,000,000 shares $1 par; issued 37,297,015 shares (2023 - 37,183,681 shares)	37,297	37,184
Paid-in capital	1,398,733	1,341,273
Retained earnings	2,505,892	2,446,925
Treasury stock - 22,212,667 shares (2023 - 22,148,927 shares)	(2,760,543)	(2,719,588)
Deferred compensation payable in Company stock	2,116	2,082
Total Stockholders' Equity	1,183,495	1,107,876
Total Liabilities and Stockholders' Equity	$1,727,633	$1,668,095

See Accompanying Notes to Unaudited Consolidated Financial Statements.

CHEMED CORPORATION AND SUBSIDIARY COMPANIES
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)

	Three Months Ended March 31,
	2024	2023
Service revenues and sales	$589,233	$560,157
Cost of services provided and goods sold (excluding depreciation)	385,127	370,705
Selling, general and administrative expenses	115,873	100,095
Depreciation	13,287	12,286
Amortization	2,521	2,513
Other operating expense	92	1,739
Total costs and expenses	516,900	487,338
Income from operations	72,333	72,819
Interest expense	(425)	(1,551)
Other income/(expense) - net	12,577	(103)
Income before income taxes	84,485	71,165
Income taxes	(19,468)	(17,044)
Net income	$65,017	$54,121

Earnings Per Share:
Net income	$4.30	$3.62
Average number of shares outstanding	15,121	14,966

Diluted Earnings Per Share:
Net income	$4.24	$3.58
Average number of shares outstanding	15,339	15,110

Cash Dividends Per Share	$0.40	$0.38

See Accompanying Notes to Unaudited Consolidated Financial Statements.

CHEMED CORPORATION AND SUBSIDIARY COMPANIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Three Months Ended March 31,
	2024	2023
Cash Flows from Operating Activities
Net income	$65,017	$54,121
Adjustments to reconcile net income to net cash provided
by operating activities:
Depreciation and amortization	15,808	14,799
Noncash long-term incentive compensation	9,106	2,024
Stock option expense	9,025	8,482
Benefit for deferred income taxes	(5,422)	(3,195)
Amortization of debt issuance costs	80	95
Changes in operating assets and liabilities:
Decrease/(increase) in accounts receivable	5,345	(14,318)
Decrease/(increase) in inventories	1,302	(391)
Decrease in prepaid expenses	1,909	1,236
Decrease in accounts payable and other current liabilities	(43,012)	(24,109)
Change in current income taxes	23,871	19,118
Net change in lease assets and liabilities	25	(632)
Increase in other assets	(12,243)	(2,173)
Increase in other liabilities	13,332	5,313
Other sources	406	122
Net cash provided by operating activities	84,549	60,492
Cash Flows from Investing Activities
Capital expenditures	(12,163)	(17,020)
Business combinations, net of cash acquired	(7,300)	-
Proceeds from sale of fixed assets	86	146
Other uses	(8)	(139)
Net cash used by investing activities	(19,385)	(17,013)
Cash Flows from Financing Activities
Purchases of treasury stock	(38,460)	-
Proceeds from exercise of stock options	37,242	25,680
Dividends paid	(6,050)	(5,685)
Capital stock surrendered to pay taxes on stock-based compensation	(5,725)	(3,166)
Change in cash overdrafts payable	(2,115)	-
Payments on other long-term debt	-	(76,250)
Other uses	(664)	(130)
Net cash used by financing activities	(15,772)	(59,551)
Increase/(Decrease) in Cash and Cash Equivalents	49,392	(16,072)
Cash and cash equivalents at beginning of period	263,958	74,126
Cash and cash equivalents at end of period	$313,350	$58,054

See Accompanying Notes to Unaudited Consolidated Financial Statements.

CHEMED CORPORATION AND SUBSIDIARY COMPANIES
UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(in thousands, except per share data)

For the three months ended March 31, 2024 and 2023:					Deferred
					Compensation
				Treasury	Payable in
	Capital	Paid-in	Retained	Stock-	Company
	Stock	Capital	Earnings	at Cost	Stock	Total
Balance at December 31, 2023	$37,184	$1,341,273	$2,446,925	$(2,719,588)	$2,082	$1,107,876
Net income	-	-	65,017	-	-	65,017
Dividends paid ($0.40 per share)	-	-	(6,050)	-	-	(6,050)
Stock awards and exercise of stock options	113	58,112	-	(8,577)	-	49,648
Purchases of treasury stock	-	-	-	(32,344)	-	(32,344)
Other	-	(652)	-	(34)	34	(652)
Balance at March 31, 2024	$37,297	$1,398,733	$2,505,892	$(2,760,543)	$2,116	$1,183,495
					Deferred
					Compensation
				Treasury	Payable in
	Capital	Paid-in	Retained	Stock-	Company
	Stock	Capital	Earnings	at Cost	Stock	Total
Balance at December 31, 2022	$36,796	$1,149,899	$2,197,918	$(2,588,145)	$2,247	$798,715
Net income	-	-	54,121	-	-	54,121
Dividends paid ($0.38 per share)	-	-	(5,685)	-	-	(5,685)
Stock awards and exercise of stock options	88	36,338	-	(3,406)	-	33,020
Other	-	(118)	-	(37)	37	(118)
Balance at March 31, 2023	$36,884	$1,186,119	$2,246,354	$(2,591,588)	$2,284	$880,053

See Accompanying Notes to Unaudited Consolidated Financial Statements.

CHEMED CORPORATION AND SUBSIDIARY COMPANIES

Notes to Unaudited Consolidated Financial Statements

1.    Basis of Presentation

As used herein, the terms “We,” “Company” and “Chemed” refer to Chemed Corporation or Chemed Corporation and its consolidated subsidiaries.

We have prepared the accompanying unaudited consolidated financial statements of Chemed in accordance with Rule 10-01 of SEC Regulation S-X. Consequently, we have omitted certain disclosures required under generally accepted accounting principles in the United States (“GAAP”) for complete financial statements. The December 31, 2023 balance sheet data were derived from audited financial statements but do not include all disclosures required by GAAP. However, in our opinion, the financial statements presented herein contain all adjustments, consisting only of normal recurring adjustments, necessary to state fairly our financial position, results of operations and cash flows. The results of operations for the three months ended March 31, 2024 are not necessarily indicative of the results that may be expected for the year ending December 31, 2024 or any other future period, and we make no representations related thereto. These financial statements are prepared on the same basis as and should be read in conjunction with the audited Consolidated Financial Statements and related Notes included in our Annual Report on Form 10-K for the year ended December 31, 2023.

CLOUD COMPUTING

As of March 31, 2024, Roto-Rooter has no significant capitalized implementation costs related to cloud computing.

VITAS utilizes a human resources system that is considered a cloud computing arrangement. We have capitalized approximately $5.6 million related to implementation of this project which is included in prepaid assets in the accompanying balance sheets. The VITAS human resource system was placed into service in January 2020 and is being amortized over 5.7 years. For the three months ended March 31, 2024 and 2023, $249,000 has been amortized, respectively.

INCOME TAXES

Our effective income tax rate was 23.0% in the first quarter of 2024 compared to 23.9% during the first quarter of 2023. Excess tax benefit on stock options exercised reduced our income tax expenses by $3.3 million and $1.7 million for the quarters ended March 31, 2024 and 2023, respectively.

NON-CASH TRANSACTIONS

Included in the accompanying Consolidated Balance Sheets are $723,000 and $690,000 of capitalized property and equipment which were not paid for as of March 31, 2024 and December 31, 2023, respectively. Accrued property and equipment purchases have been excluded from capital expenditures in the accompanying Consolidated Statements of Cash Flow. There are no material non-cash amounts included in interest expense for any period presented.

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

Care is provided to patients regardless of their ability to pay. Patients who meet our criteria for charity care are provided care without charge. There is no revenue or associated accounts receivable in the accompanying Consolidated Financial Statements related to charity care. The cost of providing charity care for the quarters ended March 31, 2024 and 2023 was $2.2 million and $2.0 million, respectively. The cost of charity care is included in cost of services provided and goods sold and is calculated by taking the ratio of charity care days to total days of care and multiplying by the total cost of care.

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

We are subject to certain limitations on Medicare payments for services which are considered variable consideration, as follows:

Inpatient Cap. If the number of inpatient care days any hospice program provides to Medicare beneficiaries exceeds 20% of the total days of hospice care such program provided to all Medicare patients for an annual period beginning September 28, the days in excess of the 20% figure may be reimbursed only at the routine homecare rate. None of VITAS’ hospice programs exceeded the payment limits on inpatient services during the three months ended March 31, 2024 and 2023.

Medicare Cap. We are also subject to a Medicare annual per-beneficiary cap (“Medicare cap”). Compliance with the Medicare cap is measured in one of two ways based on a provider election. The “streamlined” method compares total Medicare payments received under a Medicare provider number with respect to services provided to all Medicare hospice care beneficiaries in the program or programs covered by that Medicare provider number with the product of the per-beneficiary cap amount and the number of Medicare beneficiaries electing hospice care for the first time from that hospice program or programs from September 28 through September 27 of the following year. At March 31, 2024, all our programs except one are using the “streamlined” method.

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

The composition of patient care service revenue by payor and level of care for the quarter ended March 31, 2024 is as follows (in thousands):

	Medicare	Medicaid	Commercial	Total
Routine home care	$286,555	$11,971	$6,334	$304,860
Inpatient care	26,189	2,387	1,727	30,303
Continuous care	22,554	773	842	24,169
	$335,298	$15,131	$8,903	$359,332

All other revenue - self-pay, respite care, etc.				4,084
Subtotal				$363,416
Medicare cap adjustment				(2,375)
Implicit price concessions				(4,090)
Room and board, net				(2,944)
Net revenue				$354,007

The composition of patient care service revenue by payor and level of care for the quarter ended March 31, 2023 is as follows (in thousands):

	Medicare	Medicaid	Commercial	Total
Routine home care	$250,916	$10,568	$5,566	$267,050
Inpatient care	25,519	2,432	1,142	29,093
Continuous care	18,508	650	783	19,941
	$294,943	$13,650	$7,491	$316,084

All other revenue - self-pay, respite care, etc.				3,021
Subtotal				$319,105
Medicare cap adjustment				(2,750)
Implicit price concessions				(3,108)
Room and board, net				(2,769)
Net revenue				$310,478

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

The composition of disaggregated revenue for the first quarter is as follows (in thousands):

	March 31,
	2024	2023
Drain cleaning	$61,621	$66,489
Plumbing	48,098	50,453
Excavation	58,618	59,576
Other	244	193
Subtotal - short term core	168,581	176,711
Water restoration	46,678	50,762
Independent contractors	19,616	23,300
Franchisee fees	1,491	1,351
Other	6,015	4,745
Gross revenue	242,381	256,869
Implicit price concessions and credit memos	(7,155)	(7,190)
Net revenue	$235,226	$249,679

3.    Segments

Service revenues and sales by business segment are shown in Note 2. After-tax income/(loss) by business segment are as follows (in thousands):

	Three months ended March 31,
	2024	2023
VITAS	$43,970	$24,764
Roto-Rooter	40,853	47,653
Total	84,823	72,417
Corporate	(19,806)	(18,296)
Net income	$65,017	$54,121

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

4.    Earnings per Share

Earnings per share (“EPS”) are computed using the weighted average number of shares of capital stock outstanding. Earnings and diluted earnings per share are computed as follows (in thousands, except per share data):

		Net Income
For the Three Months Ended March 31,		Income	Shares	Earnings per Share
2024
	Earnings	$65,017	15,121	$4.30
	Dilutive stock options	-	162
	Nonvested stock awards	-	56
	Diluted earnings	$65,017	15,339	$4.24

2023
	Earnings	$54,121	14,966	$3.62
	Dilutive stock options	-	94
	Nonvested stock awards	-	50
	Diluted earnings	$54,121	15,110	$3.58

For the three months ended March 31, 2024, there were 312,000 stock options excluded from the computation of dilutive earnings per share because they would have been anti-dilutive.

For the three months ended March 31, 2023, there were 326,000 stock options excluded from the computation of dilutive earnings per share because they would have been anti-dilutive.

5.    Long-Term Debt and Lines of Credit

On June 28, 2022, we replaced our existing credit facility with a fifth amended and restated Credit Agreement (“2022 Credit Facilities”). Terms of the 2022 Credit Facilities consist of a five-year $450.0 million revolver as well as a five-year $100.0 million term loan. Principal payments of $1.25 million on the term loan are due on the last day of each fiscal quarter, with a final payment due at the end of the agreement. The 2022 Credit Facilities have a floating interest rate that is generally the secured overnight financing rate (“SOFR”) plus an additional tiered rate which varies based on our current leverage ratio. As of March 31, 2024, the interest rate is SOFR plus 100 basis points. The 2022 Credit Facilities include an expansion feature that provides the Company the opportunity to increase its revolver and or term loan by an additional $250.0 million.

We made prepayments totaling $75.0 million plus a regularly scheduled payment of $1.25 million in the first quarter of 2023, on the $100.0 million term loan. We paid the remaining balance of $21.3 million in April 2023. There were no prepayment penalties associated with this repayment. There are no significant deferred debt issuance costs capitalized related to the term loan. This prepayment reduced the total borrowing capacity of the 2022 Credit Facilities from $550.0 million to $450.0 million.

The 2022 Credit Facilities contain the following quarterly financial covenants effective as of March 31, 2024:

Description	Requirement

Leverage Ratio (Consolidated Indebtedness/Consolidated Adj. EBITDA)	< 3.50 to 1.00

Interest Coverage Ratio (Consolidated Adj. EBITDA/Consolidated Interest Expense)	> 3.00 to 1.00

We are in compliance with all debt covenants as of March 31, 2024. We have issued $45.2 million in standby letters of credit as of March 31, 2024, mainly for insurance purposes. Issued letters of credit reduce our available credit under the 2022 Credit Facilities. As of March 31, 2024, we have approximately $404.8 million of unused lines of credit available and eligible to be drawn down under the revolving credit facility.

6.    Other Income/(Expense) – Net

Other income/(expense) – net comprises the following (in thousands):

Three months ended March 31,
2024		2023
Market value adjustment on assets held in
deferred compensation trust	$8,334	$(321)
Interest income	4,243	150
Other-net	-	68
Total other income/(expense) - net	$12,577	$(103)

7.    Leases

Chemed and each of its operating subsidiaries are service companies. As such, real estate leases comprise the largest lease obligation (and conversely, right of use asset) in our lease portfolio. VITAS has leased office space, as well as space for inpatient units (“IPUs”) and/or contract beds within hospitals. Roto-Rooter mainly has leased office space. Our leases have remaining terms of under 1 year to 13 years, some of which include options to extend the lease for up to 5 years, and some of which include options to terminate the lease within 1 year.

Roto-Rooter purchases equipment and leases it to certain of its independent contractors. We analyzed these leases in accordance with ASC 842 and determined they are operating leases. As a result, Roto-Rooter capitalizes the equipment underlying these leases, depreciates the equipment and recognizes rental income.

We do not currently have any finance leases, therefore all lease information disclosed is related to operating leases.

The components of balance sheet information related to leases were as follows:

	March 31,	December 31,
	2024	2023
Assets
Operating lease assets	$131,751	$126,387

Liabilities
Current operating leases	39,279	38,635
Noncurrent operating leases	106,861	100,776
Total operating lease liabilities	$146,140	$139,411

The components of lease expense for the first quarter are as follows (in thousands):

	Three months ended March 31,
	2024	2023
Lease Expense (a)
Operating lease expense	$15,582	$14,906
Sublease income	(23)	(23)
Net lease expense	$15,559	$14,883

(a)Includes short-term leases and variable lease costs, which are immaterial. Included in both cost of services provided and goods sold and selling, general and administrative expenses.

The components of cash flow information related to leases were as follows:

	Three months ended March 31,
	2024	2023
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from leases	$12,453	$12,668

Leased assets obtained in exchange for new operating lease liabilities	$16,559	$6,845

Weighted Average Remaining Lease Term at March 31, 2024
Operating leases	4.92	years

Weighted Average Discount Rate at March 31, 2024
Operating leases	3.35%

Maturity of Operating Lease Liabilities (in thousands)

2024	$34,596
2025	39,126
2026	30,524
2027	18,547
2028	13,678
Thereafter	23,613
Total lease payments	$160,084
Less: interest	(13,944)
Total liability recognized on the balance sheet	$146,140

For leases commencing prior to April 2019, minimum rental payments exclude payments to landlords for real estate taxes and common area maintenance. Operating lease payments include $1.7 million related to extended lease terms that are reasonably certain of being exercised and exclude $493,000 of lease payments for leases signed but not yet commenced.

8.    Stock-Based Compensation Plans

On February 16, 2024, the Compensation/Incentive Committee of the Board of Directors (“CIC”) granted 7,133 Performance Stock Units (“PSUs”) that vest contingent upon the achievement of certain total shareholder return (“TSR”) targets as compared to the TSR of a group of peer companies for the three-year period ending December 31, 2026, the date at which such awards vest. The cumulative compensation cost of the TSR-based PSU award to be recorded over the three-year service period is $4.8 million.

On February 16, 2024, the CIC also granted 7,133 PSUs that vest contingent upon the achievement of certain earnings per share (“EPS”) targets for the three-year period ending December 31, 2026. At the end of each reporting period, the Company estimates the number of shares that it believes will ultimately be earned and records the corresponding expense over the service period of the award. We currently estimate the cumulative compensation cost of the EPS-based PSUs to be recorded over the three-year service period is $4.2 million.

At the end of 2023, the then Chief Financial Officer (CFO) transitioned to an employee advisor role.  In early 2024, in connection with this change of roles, the CFO’s employment agreement terminated, and the CFO was given a one-time grant of 6,424 PSUs to be paid based on the Company’s TSR performance for the fiscal years 2024 to 2026.  This one-time grant is structured the same as the Company’s standard TSR-based PSU grants with the exception that there are no future service requirements to be satisfied by the employee.  Based on the structure of the one-time award, the entire value of the award, $5.3 million, was recognized as compensation expense in SG&A in the consolidated statements of income for the period ended March 31, 2024.

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

Three months ended March 31,
2024	2023
$13,421	$5,873

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

Regulatory Matters and Litigation

VITAS is one of a group of hospice providers selected by the Office of the Inspector General’s (“OIG”) Office of Audit Services (“OAS”) for inclusion in an audit of the provision of elevated level-of-care hospice services. On July 14, 2022, VITAS received the final audit report from OAS. Per this report, the OAS audit examined VITAS inpatient and continuous care claims for the period April 2017 to March 2019. The audit covered a total population of 50,850 claims representing total Medicare reimbursement of $210.0 million during this two-year time period. From this population, OAS selected 100 claims, representing $688,000 of reimbursement, for detailed review. The final OAS audit report includes a series of recommendations, including that VITAS repay approximately $140.0 million of the $210.0 million VITAS received from Medicare for hospice services during this two-year period, despite the fact that at the time of the release of the results of the audit, many of the disputed claims were time-barred from being challenged. VITAS believes that the OAS audit process and related final report contains significant flaws including its methodology, medical reviews, technical reviews, proposed extrapolation methodology, and contravenes the “reasonable physician standard” set forth in the appliable Aseracare precedent.

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

11.    Concentration of Risk

As of March 31, 2024, and December 31, 2023, approximately 64% and 75%, respectively, of VITAS’ total accounts receivable balance were from Medicare and 29% and 19%, respectively, of VITAS’ total accounts receivable balance were due from various state Medicaid or managed Medicaid programs. Combined accounts receivable from Medicare, Medicaid, and managed Medicaid represent approximately 83% of the consolidated net accounts receivable in the accompanying consolidated balance sheets as of March 31, 2024.

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

12.    Cash Overdrafts and Cash Equivalents

There is $13.6 million in cash overdrafts payable included in accounts payable at March 31, 2024. There was $15.7 million of cash overdrafts included in accounts payable at December 31, 2023.

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

13.    Other Assets

Other assets comprise the following (in thousands):

	March 31,	December 31,
	2024	2023

Deposit with OAS	$46,968	$46,968
Cash surrender value life insurance	3,741	3,651
Noncurrent advances and deposits	2,205	2,139
Deferred debt costs	1,191	1,197
Other	2,071	1,663
Total other assets	$56,176	$55,618

14.    Other Current Liabilities

	March 31,	December 31,
	2024	2023

Medicare Cap	$8,855	$13,245
Healthcare worker retention bonus	6,097	8,901
Accrued advertising	3,700	4,641
All other	21,447	22,401
Total other current liabilities	$40,099	$49,188

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

The following shows the carrying value, fair value and the hierarchy for our financial instruments as of March 31, 2024 (in thousands):

		Fair Value Measure
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Investments of deferred compensation plans held in trust	$117,649	$117,649	$-	$-
Cash equivalents	303,875	303,875	-	-

The following shows the carrying value, fair value and the hierarchy for our financial instruments as of December 31, 2023 (in thousands):

		Fair Value Measure
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Investments of deferred compensation plans held in trust	$106,126	$106,126	$-	$-
Cash equivalents	257,343	257,343	-	-

For cash, accounts receivable and accounts payable, the carrying amount is a reasonable estimate of fair value because of the liquidity and short-term nature of these instruments. As further described in Note 5, our outstanding long-term debt has a floating interest rate that is reset at short-term intervals, generally 30 or 60 days. The interest rate we pay also includes an additional amount based on our current leverage ratio. As such, we believe our borrowings reflect significant nonperformance risks, mainly credit risk. Based on these factors, we believe the fair value of our long-term debt approximates its carrying value.

16.    Capital Stock Repurchase Plan Transactions

We repurchased the following capital stock:

	Three months ended March 31,
	2024	2023

Total cost of repurchased shares (in thousands)	$32,344	$-
Shares repurchased	50,000	-
Weighted average price per share	$646.87	$-

In November 2023, the Board of Directors authorized $300.0 million for additional stock repurchase under the February 2011 repurchase program. In May and November 2021, the Board of Directors authorized a total of $600.0 million for additional stock repurchase under Chemed’s existing share repurchase program. We currently have $281.7 million of authorization remaining under this share repurchase plan.

17.    Acquisitions

On March 11, 2024, Roto-Rooter completed the acquisition of one franchise in New Jersey for $5.8 million in cash. On March 27, 2024, Roto-Rooter completed the acquisition of one franchise in Texas for $1.5 million in cash.

Goodwill is assessed for impairment on a yearly basis as of October 1. All goodwill recognized is deductible for tax purposes.

Shown below is movement in Goodwill (in thousands):

	VITAS	Roto-Rooter	Total
Balance at December 31, 2023	$334,063	$250,954	$585,017
Business combinations	-	6,550	6,550
Foreign currency adjustments	-	(48)	(48)
Balance at March 31, 2024	$334,063	$257,456	$591,519

18. Recent Accounting Standards

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

19. Subsequent Event

VITAS completed the previously announced purchase of all hospice operations and an assisted living facility from Covenant Health and Community Services, Inc d/b/a/ Covenant Care (“Covenant”) for an aggregated purchase price of $85.0 million. The transaction is structured as an asset purchase. The transaction, which was announced on March 13, 2024, closed effective April 17, 2024.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Summary

We operate through our two wholly-owned subsidiaries, VITAS Healthcare Corporation and Roto-Rooter Group, Inc. VITAS focuses on hospice care that helps make terminally ill patients’ final days as comfortable as possible. Through its teams of doctors, nurses, home health aides, social workers, clergy and volunteers, VITAS provides direct medical services to patients, as well as spiritual and emotional counseling to both patients and their families. Roto-Rooter’s services are focused on providing plumbing, drain cleaning, excavation, water restoration and other related services to both residential and commercial customers. Through its network of company-owned branches, independent contractors and franchisees, Roto-Rooter offers plumbing and drain cleaning service to over 90% of the U.S. population.

The vast majority of the Company’s operations are located in the United States. As both operations are service companies, our employees are the most critical resource of the Company. We have very little exposure related to customers, vendors, or employees in other regions of the world.

The following is a summary of the key operating results (in thousands except per share amounts):

	Three months ended March 31,
	2024	2023
Service revenues and sales	$589,233	$560,157
Net income	$65,017	$54,121
Diluted EPS	$4.24	$3.58
Adjusted net income	$79,831	$64,723
Adjusted diluted EPS	$5.20	$4.28
Adjusted EBITDA	$114,622	$100,117
Adjusted EBITDA as a % of revenue	19.5%	17.9%

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

For the three months ended March 31, 2024, the increase in consolidated service revenues and sales was driven by a 14.0% increase at VITAS offset by a 5.8% decrease at Roto-Rooter. The increase in service revenues at VITAS is comprised primarily of a 11.5% increase in days-of-care and a geographically weighted average Medicare reimbursement rate increase of approximately 2.6%. Acuity mix shift negatively impacted revenue growth 60-basis points in the quarter when compared to the prior year revenue and level-of-care mix. The combination of Medicare cap and other contra revenue changes increased revenue growth by 50-basis points. The decrease in service revenues at Roto-Rooter was driven by a decrease in all service lines.

The pandemic resulted in a significant shortage of licensed healthcare workers industry wide. VITAS has not been immune to this shortage. As a result, on July 1, 2022, VITAS implemented a hiring and retention bonus program for its licensed healthcare workers. It was a temporary program that helped VITAS attract and retain licensed healthcare workers during the pandemic- induced healthcare worker shortage. An eligible employee must continue in employment for a period of one-year from July 1, 2022 to receive a bonus. Additionally, employees hired between July 1, 2022 and June 30, 2023 were eligible if they continue employment for a one-year period from their hire date. A total of $39.7 million has been accrued since the start of the program. Payments totaling $33.6 million have been made from July 2023 to March 2024. The remaining accrued amount will be paid over the next two quarters. For the quarter ended March 31, 2023, the pre-tax cost of the retention program was $10.9 million. There was no material impact on the financial results for the quarter ended March 31, 2024. See page 29 for additional VITAS operating metrics.

Starting September 30, 2023, Chemed no longer excluded the cost of the Retention Program when presenting non-GAAP operating metrics in current or prior periods.

On June 28, 2022, we replaced our existing credit facility with a fifth amended and restated Credit Agreement (“2022 Credit Facilities”). Terms of the 2022 Credit Facilities consist of a five-year $450.0 million revolver as well as a five-year $100.0 million term loan. Principal payments of $1.25 million on the term loan are due on the last day of each fiscal quarter, with a final payment due at the end of the agreement. The 2022 Credit Facilities have a floating interest rate that is generally SOFR plus an additional tiered rate which varies based on our current leverage ratio. As of March 31, 2024, the interest rate is SOFR plus 100 basis points. The 2022 Credit

Facilities include an expansion feature that provides the Company the opportunity to increase its revolver and/or term loan by an additional $250.0 million.

We made prepayments totaling $75.0 million in the first quarter of 2023, on the $100.0 million term loan. We paid the remaining balance of $21.3 million on April 28, 2023. There were no prepayment penalties associated with this repayment. This prepayment reduced the total borrowing capacity of the 2022 Credit Facilities from $550.0 million to $450.0 million.

We have issued $45.2 million in standby letters of credit as of March 31, 2024, mainly for insurance purposes. Issued letters of credit reduce our available credit under the 2022 Credit Facilities. As of March 31, 2024, we have approximately $404.8 million of unused lines of credit available and are eligible to be drawn down under our revolving credit facility. Management believes its liquidity and sources of capital are satisfactory for the Company’s needs in the foreseeable future.

We anticipate that our operating income and cash flows will be sufficient to operate our business and meet any commitments for the foreseeable future.

Financial Condition

Liquidity and Capital Resources

Material changes in the balance sheet accounts from December 31, 2023 to March 31, 2024 include the following:

•A $11.5 million increase in investments of deferred compensation plans due mainly to market valuation gains. This resulted in a similar increase in the liability associated with deferred compensation plans.

•A $5.4 million increase in lease right of use asset due to lease renewals. This resulted in a similar increase in the long-term lease liability.

•A $6.5 million increase in goodwill due to acquisitions at Roto-Rooter.

•A $20.5 million increase in income taxes due to timing of payments.

•A $38.6 million decline in accrued compensation due primarily to the payment of 2023 bonuses in the first quarter of 2024.

•A $9.1 million decrease in other current liabilities due to payments of the retention bonus program implemented at VITAS and a decrease in the Medicare Cap liability at VITAS.

Net cash provided by operating activities increased $24.1 million from March 31, 2023 to March 31, 2024. The main drivers are an increase in earnings of $10.9 million and an increase of $7.1 million in noncash long-term incentive compensation. Significant changes in our accounts receivable balances are typically driven by the timing of payments received from the Federal government at our VITAS subsidiary. We typically receive a payment in excess of $51.0 million from the Federal government for hospice services every other Friday. The timing of a period end will have a significant impact on the accounts receivable at VITAS. These changes generally normalize over a two-year period, as cash flow variations in one year are offset in the following year.

Management continually evaluates cash utilization alternatives, including share repurchase, debt repurchase, acquisitions and increased dividends to determine the most beneficial use of available capital resources.

Commitments and Contingencies

Collectively, the terms of the 2022 Credit Facilities require us to meet various financial covenants, to be tested quarterly. We are in compliance with all financial and other debt covenants as of March 31, 2024 and anticipate remaining in compliance throughout the foreseeable future.

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

Results of Operations

Three months ended March 31, 2024 versus 2023 - Consolidated Results

Our service revenues and sales for the first quarter of 2024 increased 5.2% versus services and sales revenues for the first quarter of 2023. Of this increase, a $43.5 million increase was attributable to VITAS, offset by a $14.5 million decrease at Roto-Rooter. The following chart shows the components of revenue by operating segment (in thousands):

	Three months ended March 31,		Increase/(Decrease)
	2024	2023	Percent
VITAS
Routine homecare	$304,860	$267,050	14.2
General inpatient	30,303	29,093	4.2
Continuous care	24,169	19,941	21.2
Other	4,084	3,021	35.2
Subtotal	363,416	319,105	13.9
Medicare cap adjustment	(2,375)	(2,750)	13.6
Room and board - net	(2,944)	(2,769)	(6.3)
Implicit price concessions	(4,090)	(3,108)	(31.6)
Net revenue	$354,007	$310,478	14.0

Roto-Rooter
Drain cleaning	$61,621	$66,489	(7.3)
Plumbing	48,098	50,453	(4.7)
Excavation	58,618	59,576	(1.6)
Other	244	193	26.4
Subtotal - short term core	168,581	176,711	(4.6)
Water restoration	46,678	50,762	(8.0)
Independent contractors	19,616	23,300	(15.8)
Outside franchisee fees	1,491	1,351	10.4
Other	6,015	4,745	26.8
Gross revenue	242,381	256,869	(5.6)
Implicit price concessions	(7,155)	(7,190)	0.5
Net revenue	235,226	249,679	(5.8)
Total Revenues	$589,233	$560,157	5.2

Days of care at VITAS during the quarters were as follows:

	Three months ended March 31,		Increase/(Decrease)
	2024	2023	Percent

Routine homecare	1,447,912	1,286,437	12.6
Nursing home	283,158	265,429	6.7
Respite	7,752	5,760	34.6
Subtotal routine homecare and respite	1,738,822	1,557,626	11.6
General inpatient	26,645	26,369	1.0
Continuous care	24,037	20,686	16.2
Total days of care	1,789,504	1,604,681	11.5

The increase in service revenues at VITAS is comprised primarily of an 11.5% increase in days-of-care and a geographically weighted average Medicare reimbursement rate increase of approximately 2.6%. Acuity mix shift negatively impacted revenue growth by 60-basis points in the quarter when compared to the prior year revenue and level-of-care mix. The combination of Medicare cap and other contra revenue changes increased revenue growth by 50-basis.

The decrease in plumbing revenues for the first quarter of 2024 versus 2023 is attributable to a 2.2% decrease in price and service mix shift and by a 2.5% decrease in job count. The decrease in drain cleaning revenues for the first quarter of 2024 versus 2023 is attributable to a 9.2% decrease in job count offset by a 1.9% increase in price and service mix. Excavation and water restoration jobs are generally sold as a result of initial calls from customers regarding drain cleaning issues.

The consolidated gross margin was 34.6% in the first quarter of 2024 as compared with 33.8% in the first quarter of 2023. On a segment basis, VITAS’ gross margin was 23.2% in the first quarter of 2024 as compared with 18.3%, in the first quarter of 2023. The increase in gross margin at VITAS is mostly the result of increased revenues and the expiration of the licensed healthcare worker retention bonus program in 2023. The Roto-Rooter segment’s gross margin was 51.9% for the first quarter of 2024 as compared with 53.1% in the first quarter of 2023. This decline was mainly the result of declining revenue.

Selling, general and administrative expenses (“SG&A”) comprise (in thousands):

	Three months ended March 31,
	2024	2023
SG&A expenses before long-term incentive compensation and the impact of market value adjustments related to deferred compensation trusts	$98,418	$97,902
Long-term incentive compensation	9,121	2,514
Impact of market value adjustments related to assets held in deferred compensation trusts	8,334	(321)
Total SG&A expenses	$115,873	$100,095

SG&A expenses before long-term incentive compensation and the impact of market value adjustments related to deferred compensation trusts for the first quarter of 2024 were up 0.5% when compared to first quarter of 2023.

Other income/(expense) – net comprise (in thousands):

	Three months ended March 31,
	2024	2023
Market value adjustment on assets held in deferred compensation trusts	$8,334	$(321)
Interest income	4,243	150
Other	-	68
Total other income/(expense) - net	$12,577	$(103)

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

Our effective tax rate reconciliation is as follows (in thousands):

	Three months ended March 31,
	2024	2023

Income tax provision calculated at the statutory federal rate	$17,742	$14,945
Stock compensation tax benefits	(3,297)	(1,650)
State and local income taxes	2,961	2,940
Other--net	2,062	809
Income tax provision	$19,468	$17,044
Effective tax rate	23.0%	23.9%

Net income for both periods included the following after-tax items/adjustments that (reduced) or increased after-tax earnings (in thousands):

	Three months ended March 31,
	2024	2023
Roto-Rooter
Amortization of reacquired franchise agreements	$(1,804)	$(1,729)
Litigation settlements	-	(1,290)
Corporate
Stock option expense	(7,555)	(7,010)
Severance arrangement	(5,337)	-
Long-term incentive compensation	(3,415)	(2,223)
Excess tax benefits on stock compensation	3,297	1,650
Total	$(14,814)	$(10,602)

Three months ended March 31, 2024 versus 2023 - Segment Results

Net income/(loss) for the first quarter of 2024 versus the first quarter of 2023 by segment (in thousands):

	Three months ended March 31,
	2024	2023
VITAS	$43,970	$24,764
Roto-Rooter	40,853	47,653
Corporate	(19,806)	(18,296)
	$65,017	$54,121

After-tax earnings as a percent of revenue at VITAS in the first quarter of 2024 was 12.4% as compared to 8.0% in the first quarter of 2023. VITAS’ after-tax earnings increased primarily due to increased revenues and the expiration of the licensed healthcare worker retention bonus program in 2023.

Roto-Rooter’s net income was negatively impacted in the first quarter of 2024 compared to the first quarter of 2023 primarily due to declining revenue. After-tax earnings as a percent of revenue at Roto-Rooter in the first quarter of 2024 was 17.4%, as compared to 19.1% in the first quarter of 2023.

After-tax Corporate expenses for the first quarter of 2024 increased 8.3% when compared to the first quarter in 2023 due primarily to a $1.7 million increase in stock-based compensation.

CHEMED CORPORATION AND SUBSIDIARY COMPANIES
CONSOLIDATING STATEMENTS OF INCOME
FOR THE THREE MONTHS ENDED MARCH 31, 2024
(in thousands)(unaudited)

				Chemed
	VITAS	Roto-Rooter	Corporate	Consolidated
2024 (a)
Service revenues and sales	$354,007	$235,226	$-	$589,233
Cost of services provided and goods sold	271,896	113,231	-	385,127
Selling, general and administrative expenses	23,792	61,260	30,821	115,873
Depreciation	5,166	8,108	13	13,287
Amortization	26	2,495	-	2,521
Other operating expense	7	85	-	92
Total costs and expenses	300,887	185,179	30,834	516,900
Income/(loss) from operations	53,120	50,047	(30,834)	72,333
Interest expense	(46)	(117)	(262)	(425)
Intercompany interest income/(expense)	5,194	3,442	(8,636)	-
Other income—net	29	22	12,526	12,577
Income/(expense) before income taxes	58,297	53,394	(27,206)	84,485
Income taxes	(14,327)	(12,541)	7,400	(19,468)
Net income/(loss)	$43,970	$40,853	$(19,806)	$65,017

(a) The following amounts are included in net income (in thousands):
				Chemed
	VITAS	Roto-Rooter	Corporate	Consolidated
Pretax benefit/(cost):
Stock option expense	$-	$-	$(9,026)	$(9,026)
Severance arrangement	-	-	(5,337)	(5,337)
Long-term incentive compensation	-	-	(3,784)	(3,784)
Amortization of reacquired franchise agreements	-	(2,352)	-	(2,352)
Total	$-	$(2,352)	$(18,147)	$(20,499)

				Chemed
	VITAS	Roto-Rooter	Corporate	Consolidated
After-tax benefit/(cost):
Stock option expense	$-	$-	$(7,555)	$(7,555)
Severance arrangement	-	-	(5,337)	(5,337)
Long-term incentive compensation	-	-	(3,415)	(3,415)
Amortization of reacquired franchise agreements	-	(1,804)	-	(1,804)
Excess tax benefits on stock compensation	-	-	3,297	3,297
Total	$-	$(1,804)	$(13,010)	$(14,814)

CHEMED CORPORATION AND SUBSIDIARY COMPANIES
CONSOLIDATING STATEMENTS OF INCOME
FOR THE THREE MONTHS ENDED MARCH 31, 2023
(in thousands)(unaudited)

				Chemed
	VITAS	Roto-Rooter	Corporate	Consolidated
2023 (a)
Service revenues and sales	$310,478	$249,679	$-	$560,157
Cost of services provided and goods sold	253,654	117,051	-	370,705
Selling, general and administrative expenses	23,336	60,813	15,946	100,095
Depreciation	4,958	7,312	16	12,286
Amortization	26	2,487	-	2,513
Other operating expense	12	1,727	-	1,739
Total costs and expenses	281,986	189,390	15,962	487,338
Income/(loss) from operations	28,492	60,289	(15,962)	72,819
Interest expense	(50)	(133)	(1,368)	(1,551)
Intercompany interest income/(expense)	4,648	2,743	(7,391)	-
Other (expense)/income—net	189	29	(321)	(103)
Income/(expense) before income taxes	33,279	62,928	(25,042)	71,165
Income taxes	(8,515)	(15,275)	6,746	(17,044)
Net income/(loss)	$24,764	$47,653	$(18,296)	$54,121

(a) The following amounts are included in net income (in thousands):
				Chemed
	VITAS	Roto-Rooter	Corporate	Consolidated
Pretax benefit/(cost):
Stock option expense	$-	$-	$(8,482)	$(8,482)
Long-term incentive compensation	-	-	(2,514)	(2,514)
Amortization of reacquired franchise agreements	-	(2,352)	-	(2,352)
Litigation settlements	-	(1,756)	-	(1,756)
Total	$-	$(4,108)	$(10,996)	$(15,104)

				Chemed
	VITAS	Roto-Rooter	Corporate	Consolidated
After-tax benefit/(cost):
Stock option expense	$-	$-	$(7,010)	$(7,010)
Long-term incentive compensation	-	-	(2,223)	(2,223)
Amortization of reacquired franchise agreements	-	(1,729)	-	(1,729)
Litigation settlements	-	(1,290)	-	(1,290)
Excess tax benefits on stock compensation	-	-	1,650	1,650
Total	$-	$(3,019)	$(7,583)	$(10,602)

Unaudited Consolidating Summary and Reconciliation of Adjusted EBITDA

Chemed Corporation and Subsidiary Companies
(in thousands)				Chemed
For the three months ended March 31, 2024	VITAS	Roto-Rooter	Corporate	Consolidated

Net income/(loss)	$43,970	$40,853	$(19,806)	$65,017
Add/(deduct):
Interest expense	46	117	262	425
Income taxes	14,327	12,541	(7,400)	19,468
Depreciation	5,166	8,108	13	13,287
Amortization	26	2,495	-	2,521
EBITDA	63,535	64,114	(26,931)	100,718
Add/(deduct):
Intercompany interest expense/(income)	(5,194)	(3,442)	8,636	-
Interest income	(29)	(22)	(4,192)	(4,243)
Stock option expense	-	-	9,026	9,026
Severance arrangement	-	-	5,337	5,337
Long-term incentive compensation	-	-	3,784	3,784
Adjusted EBITDA	$58,312	$60,650	$(4,340)	$114,622

				Chemed
For the three months ended March 31, 2023	VITAS	Roto-Rooter	Corporate	Consolidated

Net income/(loss)	$24,764	$47,653	$(18,296)	$54,121
Add/(deduct):
Interest expense	50	133	1,368	1,551
Income taxes	8,515	15,275	(6,746)	17,044
Depreciation	4,958	7,312	16	12,286
Amortization	26	2,487	-	2,513
EBITDA	38,313	72,860	(23,658)	87,515
Add/(deduct):
Intercompany interest expense/(income)	(4,648)	(2,743)	7,391	-
Interest income	(121)	(29)	-	(150)
Stock option expense	-	-	8,482	8,482
Long-term incentive compensation	-	-	2,514	2,514
Litigation settlements	-	1,756	-	1,756
Adjusted EBITDA	$33,544	$71,844	$(5,271)	$100,117

RECONCILIATION OF ADJUSTED NET INCOME
(in thousands, except per share data)(unaudited)

	Three Months Ended March 31,
	2024	2023
Net income as reported	$65,017	$54,121

Add/(deduct) pre-tax cost of:
Stock option expense	9,026	8,482
Severance arrangement	5,337	-
Long-term incentive compensation	3,784	2,514
Amortization of reacquired franchise agreements	2,352	2,352
Litigation settlements	-	1,756
Add/(deduct) tax impacts:
Tax impact of the above pre-tax adjustments (1)	(2,388)	(2,852)
Excess tax benefits on stock compensation	(3,297)	(1,650)
Adjusted net income	$79,831	$64,723

Diluted Earnings Per Share As Reported
Net income	$4.24	$3.58
Average number of shares outstanding	15,339	15,110

Adjusted Diluted Earnings Per Share
Adjusted net income	$5.20	$4.28
Adjusted average number of shares outstanding	15,339	15,110

(1) The tax impact of pre-tax adjustments was calculated using the effective tax rate of the operating unit for which each adjustment is associated.

CHEMED CORPORATION AND SUBSIDIARY COMPANIES
OPERATING STATISTICS FOR VITAS SEGMENT
(unaudited)
	Three Months Ended March 31,
OPERATING STATISTICS	2024	2023
Net revenue ($000)
Homecare	$304,860	$267,050
Inpatient	30,303	29,093
Continuous care	24,169	19,941
Other	4,084	3,021
Subtotal	$363,416	$319,105
Room and board, net	(2,944)	(2,769)
Contractual allowances	(4,090)	(3,108)
Medicare cap allowance	(2,375)	(2,750)
Total	$354,007	$310,478
Net revenue as a percent of total before Medicare cap allowances
Homecare	83.9%	83.7%
Inpatient	8.3	9.1
Continuous care	6.7	6.2
Other	1.1	1.0
Subtotal	100.0	100.0
Room and board, net	(0.8)	(0.8)
Contractual allowances	(1.1)	(1.0)
Medicare cap allowance	(0.7)	(0.9)
Total	97.4%	97.3%
Days of care
Homecare	1,447,912	1,286,437
Nursing home	283,158	265,429
Respite	7,752	5,760
Subtotal routine homecare and respite	1,738,822	1,557,626
Inpatient	26,645	26,369
Continuous care	24,037	20,686
Total	1,789,504	1,604,681

Number of days in relevant time period	91	90

Average daily census (days)
Homecare	15,911	14,294
Nursing home	3,112	2,949
Respite	85	64
Subtotal routine homecare and respite	19,108	17,307
Inpatient	293	293
Continuous care	264	230
Total	19,665	17,830

Total Admissions	16,911	16,179
Total Discharges	16,170	15,405
Average length of stay (days)	103.9	99.9
Median length of stay (days)	16.0	15.0

ADC by major diagnosis
Cerebro	43.6%	41.8%
Neurological	13.4	19.3
Cancer	10.1	10.5
Cardio	16.1	16.0
Respiratory	7.2	7.3
Other	9.6	5.1
Total	100.0%	100.0%
Admissions by major diagnosis
Cerebro	27.7%	26.4%
Neurological	7.5	10.7
Cancer	24.6	24.7
Cardio	15.6	16.2
Respiratory	10.8	10.9
Other	13.8	11.1
Total	100.0%	100.0%

Estimated uncollectible accounts as a percent of revenues	1.1%	1.0%
Accounts receivable --
Days of revenue outstanding- excluding unapplied Medicare payments	42.3	34.7
Days of revenue outstanding- including unapplied Medicare payments	34.3	29.2

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

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

The Company’s primary market risk exposure relates to interest rate risk exposure through its variable interest line of credit. At March 31, 2024, the Company had no variable rate debt outstanding. For each $10 million borrowed under the credit facility, an increase or decrease of 100 basis points (1%), increases or decreases the Company’s annual interest expense by $100,000.

The Company continually evaluates this interest rate exposure and periodically weighs the cost versus the benefit of fixing the variable interest rates through a variety of hedging techniques.

Item 4.    Controls and Procedures

We carried out an evaluation, under the supervision of the Company’s President and Chief Executive Officer and with the participation of the Vice President, Chief Financial Officer and Controller, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the President and Chief Executive Officer and Vice President, Chief Financial Officer and Controller have concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report. There has been no change in our internal control over financial reporting that occurred during the quarter covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.    OTHER INFORMATION

Item 1.    Legal Proceedings

For information regarding the Company’s legal proceedings, see Note 10, Legal and Regulatory Matters, under Part I, Item I of this Quarterly Report on Form 10-Q.

Item 1A.    Risk Factors

There have been no other material changes from the risk factors previously disclosed in the Company’s most recent Annual Report on Form 10-K.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Item 2(c).    Purchases of Equity Securities by Issuer and Affiliated Purchasers

The following table shows the activity related to our share repurchase program for the first three months of 2024:

	Total Number	Weighted Average	Cumulative Shares	Dollar Amount
	of Shares	Price Paid Per	Repurchased Under	Remaining Under
	Repurchased	Share	the Program	The Program

February 2011 Program
January 1 through January 31, 2024	-	$-	10,591,123	$314,054,431
February 1 through February 29, 2024	-	-	10,591,123	314,054,431
March 1 through March 31, 2024	50,000	646.87	10,641,123	$281,710,685

First Quarter Total	50,000	$646.87

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

101

The following materials from Chemed Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024 formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) The Condensed Consolidated Balance Sheet, (ii) The Condensed Consolidated Statement of Income, (iii) The Condensed Consolidated Statement of Cash Flows, (iv) The Condensed Statement of Equity, and (v) Notes to the Condensed Consolidated Financial Statements.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024, formatted in iXBRL and contained in Exhibit 101.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Chemed Corporation
(Registrant)

Dated:	April 29, 2024	By:	/s/ Kevin J. McNamara
Kevin J. McNamara
(President and Chief Executive Officer)

Dated:	April 29, 2024	By:	/s/ Michael D. Witzeman
Michael D. Witzeman
(Vice President, Chief Financial Officer and Controller)