Form 10-Q
period 2024-06-30
CHEMED CORP
filed 2024-07-26
CIK 19584

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒    Quarterly Report Under Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended June 30, 2024

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	☐	No	☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of Each Exchange on which Registered	Amount	Date

Capital Stock $1 Par Value	CHE	New York Stock Exchange	15,050,136 Shares	June 30, 2024

CHEMED CORPORATION AND

SUBSIDIARY COMPANIES

Index

Page No.
PART I. FINANCIAL INFORMATION:

Item 1. Financial Statements
Unaudited Consolidated Balance Sheets -
June 30, 2024 and December 31, 2023	3

Unaudited Consolidated Statements of Income -
Three months and six months ended June 30, 2024 and 2023	4

Unaudited Consolidated Statements of Cash Flows -
Six months ended June 30, 2024 and 2023	5

Unaudited Consolidated Statements of Changes in Stockholders’ Equity-
Three months and six months ended June 30, 2024 and 2023	6

Notes to Unaudited Consolidated Financial Statements	8

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	22

Item 3. Quantitative and Qualitative Disclosures about Market Risk	39

Item 4. Controls and Procedures	39

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	39

Item 1A. Risk Factors	39

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	40

Item 3. Defaults Upon Senior Securities	40

Item 4. Mine Safety Disclosures	40

Item 5. Other Information	40

Item 6. Exhibits	41

EX – 31.1
EX – 31.2
EX – 32.1
EX – 32.2
EX – 101
EX – 104

SIGNATURES	42

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
CHEMED CORPORATION AND SUBSIDIARY COMPANIES
UNAUDITED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	June 30, 2024	December 31, 2023
ASSETS
Current assets
Cash and cash equivalents	$222,903	$263,958
Accounts receivable less allowances	184,961	181,511
Inventories	10,735	12,004
Prepaid income taxes	17,084	13,166
Prepaid expenses	28,929	30,204
Total current assets	464,612	500,843
Investments of deferred compensation plans held in trust	120,784	106,126
Properties and equipment, at cost, less accumulated depreciation of $373,912 (2023- $354,872)	202,249	203,840
Lease right of use asset	132,262	126,387
Identifiable intangible assets less accumulated amortization of $54,031 (2023 - $48,965)	97,035	90,264
Goodwill	662,124	585,017
Other assets	55,918	55,618
Total Assets	$1,734,984	$1,668,095

LIABILITIES
Current liabilities
Accounts payable	$43,001	$64,034
Income taxes	-	6,858
Accrued insurance	59,899	58,568
Accrued compensation	78,374	88,381
Short-term lease liability	41,169	38,635
Other current liabilities	39,310	55,574
Total current liabilities	261,753	312,050
Deferred income taxes	27,901	30,321
Deferred compensation liabilities	119,780	104,069
Long-term lease liability	105,233	100,776
Other liabilities	13,020	13,003
Total Liabilities	527,687	560,219
Commitments and contingencies (Note 10)
STOCKHOLDERS' EQUITY
Capital stock - authorized 80,000,000 shares $1 par; issued 37,312,834 shares (2023 - 37,183,681 shares)	37,313	37,184
Paid-in capital	1,416,166	1,341,273
Retained earnings	2,570,722	2,446,925
Treasury stock - 22,317,642 shares (2023 - 22,148,927 shares)	(2,819,053)	(2,719,588)
Deferred compensation payable in Company stock	2,149	2,082
Total Stockholders' Equity	1,207,297	1,107,876
Total Liabilities and Stockholders' Equity	$1,734,984	$1,668,095

See Accompanying Notes to Unaudited Consolidated Financial Statements.

CHEMED CORPORATION AND SUBSIDIARY COMPANIES
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Service revenues and sales	$595,880	$553,816	$1,185,113	$1,113,973
Cost of services provided and goods sold (excluding depreciation)	389,750	374,193	774,877	744,898
Selling, general and administrative expenses	102,255	94,987	218,128	195,082
Depreciation	13,167	12,634	26,454	24,920
Amortization	2,546	2,514	5,067	5,027
Other operating expense/(income)	37	(18)	129	1,721
Total costs and expenses	507,755	484,310	1,024,655	971,648
Income from operations	88,125	69,506	160,458	142,325
Interest expense	(429)	(771)	(854)	(2,322)
Other income - net	6,132	1,609	18,709	1,506
Income before income taxes	93,828	70,344	178,313	141,509
Income taxes	(22,941)	(16,967)	(42,409)	(34,011)
Net income	$70,887	$53,377	$135,904	$107,498

Earnings Per Share:
Net income	$4.70	$3.54	$8.99	$7.16
Average number of shares outstanding	15,097	15,058	15,109	15,013

Diluted Earnings Per Share:
Net income	$4.65	$3.51	$8.89	$7.09
Average number of shares outstanding	15,251	15,219	15,295	15,167

Cash Dividends Per Share	$0.40	$0.38	$0.80	$0.76

See Accompanying Notes to Unaudited Consolidated Financial Statements.

CHEMED CORPORATION AND SUBSIDIARY COMPANIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Six Months Ended June 30,
	2024	2023
Cash Flows from Operating Activities
Net income	$135,904	$107,498
Adjustments to reconcile net income to net cash provided
by operating activities:
Depreciation and amortization	31,521	29,947
Stock option expense	17,895	16,882
Noncash long-term incentive compensation	12,699	3,493
Litigation settlements	(5,750)	1,750
Benefit for deferred income taxes	(2,420)	(1,932)
Noncash directors' compensation	1,282	1,444
Amortization of debt issuance costs	160	420
Changes in operating assets and liabilities:
(Increase)/decrease in accounts receivable	(2,422)	20,100
Decrease/(increase) in inventories	1,289	(1,412)
Decrease in prepaid expenses	1,275	1,719
(Decrease)/increase in accounts payable and other current liabilities	(19,499)	8,561
Change in current income taxes	(10,776)	1,865
Net change in lease assets and liabilities	(109)	(1,046)
Increase in other assets	(15,365)	(3,810)
Increase in other liabilities	15,730	7,344
Other sources/(uses)	652	(14)
Net cash provided by operating activities	162,066	192,809
Cash Flows from Investing Activities
Business combinations, net of cash acquired	(92,300)	(305)
Capital expenditures	(23,225)	(33,420)
Proceeds from sale of fixed assets	2,916	360
Other uses	(265)	(169)
Net cash used by investing activities	(112,874)	(33,534)
Cash Flows from Financing Activities
Purchases of treasury stock	(94,228)	(13,425)
Proceeds from exercise of stock options	38,594	53,675
Change in cash overdrafts payable	(15,749)	-
Dividends paid	(12,107)	(11,412)
Capital stock surrendered to pay taxes on stock-based compensation	(5,960)	(5,313)
Payments on other long-term debt	-	(97,500)
Other (uses)/sources	(797)	498
Net cash used by financing activities	(90,247)	(73,477)
(Decrease)/increase in Cash and Cash Equivalents	(41,055)	85,798
Cash and cash equivalents at beginning of period	263,958	74,126
Cash and cash equivalents at end of period	$222,903	$159,924

See Accompanying Notes to Unaudited Consolidated Financial Statements.

CHEMED CORPORATION AND SUBSIDIARY COMPANIES
UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(in thousands, except per share data)

For the three months ended June 30, 2024 and 2023:					Deferred
					Compensation
				Treasury	Payable in
	Capital	Paid-in	Retained	Stock-	Company
	Stock	Capital	Earnings	at Cost	Stock	Total
Balance at March 31, 2024	$37,297	$1,398,733	$2,505,892	$(2,760,543)	$2,116	$1,183,495
Net income	-	-	70,887	-	-	70,887
Dividends paid ($0.40 per share)	-	-	(6,057)	-	-	(6,057)
Stock awards and exercise of stock options	16	17,555	-	(2,709)	-	14,862
Purchases of treasury stock	-	-	-	(55,769)	-	(55,769)
Other	-	(122)	-	(32)	33	(121)
Balance at June 30, 2024	$37,313	$1,416,166	$2,570,722	$(2,819,053)	$2,149	$1,207,297
					Deferred
					Compensation
				Treasury	Payable in
	Capital	Paid-in	Retained	Stock-	Company
	Stock	Capital	Earnings	at Cost	Stock	Total
Balance at March 31, 2023	$36,884	$1,186,119	$2,246,354	$(2,591,588)	$2,284	$880,053
Net income	-	-	53,377	-	-	53,377
Dividends paid ($0.38 per share)	-	-	(5,727)	-	-	(5,727)
Stock awards and exercise of stock options	112	53,657	-	(16,608)	-	37,161
Purchases of treasury stock	-	-	-	(13,425)	-	(13,425)
Other	-	639	-	(36)	37	640
Balance at June 30, 2023	$36,996	$1,240,415	$2,294,004	$(2,621,657)	$2,321	$952,079

See Accompanying Notes to Unaudited Consolidated Financial Statements.

CHEMED CORPORATION AND SUBSIDIARY COMPANIES
UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(in thousands, except per share data)
For the six months ended June 30, 2024 and 2023:					Deferred
					Compensation
				Treasury	Payable in
	Capital	Paid-in	Retained	Stock-	Company
	Stock	Capital	Earnings	at Cost	Stock	Total
Balance at December 31, 2023	$37,184	$1,341,273	$2,446,925	$(2,719,588)	$2,082	$1,107,876
Net income	-	-	135,904	-	-	135,904
Dividends paid ($0.80 per share)	-	-	(12,107)	-	-	(12,107)
Stock awards and exercise of stock options	129	75,667	-	(11,286)	-	64,510
Purchases of treasury stock	-	-	-	(88,113)	-	(88,113)
Other	-	(774)	-	(66)	67	(773)
Balance at June 30, 2024	$37,313	$1,416,166	$2,570,722	$(2,819,053)	$2,149	$1,207,297
					Deferred
					Compensation
				Treasury	Payable in
	Capital	Paid-in	Retained	Stock-	Company
	Stock	Capital	Earnings	at Cost	Stock	Total
Balance at December 31, 2022	$36,796	$1,149,899	$2,197,918	$(2,588,145)	$2,247	$798,715
Net income	-	-	107,498	-	-	107,498
Dividends paid ($0.76 per share)	-	-	(11,412)	-	-	(11,412)
Stock awards and exercise of stock options	200	89,995	-	(20,014)	-	70,181
Purchases of treasury stock	-	-	-	(13,425)	-	(13,425)
Other	-	521	-	(73)	74	522
Balance at June 30, 2023	$36,996	$1,240,415	$2,294,004	$(2,621,657)	$2,321	$952,079

See Accompanying Notes to Unaudited Consolidated Financial Statements.

CHEMED CORPORATION AND SUBSIDIARY COMPANIES

Notes to Unaudited Consolidated Financial Statements

1.    Basis of Presentation

As used herein, the terms “We,” “Company” and “Chemed” refer to Chemed Corporation or Chemed Corporation and its consolidated subsidiaries.

We have prepared the accompanying unaudited consolidated financial statements of Chemed in accordance with Rule 10-01 of SEC Regulation S-X. Consequently, we have omitted certain disclosures required under generally accepted accounting principles in the United States (“GAAP”) for complete financial statements. The December 31, 2023 balance sheet data were derived from audited financial statements but do not include all disclosures required by GAAP. However, in our opinion, the financial statements presented herein contain all adjustments, consisting only of normal recurring adjustments, necessary to state fairly our financial position, results of operations and cash flows. The results of operations for the three and six months ended June 30, 2024 are not necessarily indicative of the results that may be expected for the year ending December 31, 2024 or any other future period, and we make no representations related thereto. These financial statements are prepared on the same basis as and should be read in conjunction with the audited Consolidated Financial Statements and related Notes included in our Annual Report on Form 10-K for the year ended December 31, 2023.

CLOUD COMPUTING

As of June 30, 2024, Roto-Rooter has no significant capitalized implementation costs related to cloud computing.

VITAS utilizes a human resources system that is considered a cloud computing arrangement. We have capitalized approximately $5.6 million related to implementation of this project which is included in prepaid assets in the accompanying balance sheets. The VITAS human resource system was placed into service in January 2020 and is being amortized over 5.7 years. For the three months ended June 30, 2024 and 2023, $249,000 has been amortized, respectively. For the six months ended June 30, 2024 and 2023, $497,000 has been amortized, respectively.

INCOME TAXES

Our effective income tax rate was 24.5% in the second quarter of 2024 compared to 24.1% during the second quarter of 2023. Excess tax benefit on stock options exercised reduced our income tax expenses by $622,000 and $1.5 million for the quarters ended June 30, 2024 and 2023, respectively.

Our effective income tax rate was 23.8% in the first six months of 2024 compared to 24.0% during the first six months of 2023. Excess tax benefit on stock options exercised reduced our income tax expenses by $3.9 million and $3.2 million for the first six months ended June 30, 2024 and 2023, respectively.

NON-CASH TRANSACTIONS

Included in the accompanying Consolidated Balance Sheets are $1.9 million and $690,000 of capitalized property and equipment which were not paid for as of June 30, 2024 and December 31, 2023, respectively. Accrued property and equipment purchases have been excluded from capital expenditures in the accompanying Consolidated Statements of Cash Flow. There are no material non-cash amounts included in interest expense for any period presented.

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

Care is provided to patients regardless of their ability to pay. Patients who meet our criteria for charity care are provided care without charge. There is no revenue or associated accounts receivable in the accompanying Consolidated Financial Statements related to charity care. The cost of providing charity care for the quarters ended June 30, 2024 and 2023 was $2.2 million, respectively. The cost of providing charity care during the first six months ended June 30, 2024 and 2023 was $4.4 million and $4.2 million, respectively. The cost of charity care is included in cost of services provided and goods sold and is calculated by taking the ratio of charity care days to total days of care and multiplying by the total cost of care.

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

We are subject to certain limitations on Medicare payments for services which are considered variable consideration, as follows:

Inpatient Cap. If the number of inpatient care days any hospice program provides to Medicare beneficiaries exceeds 20% of the total days of hospice care such program provided to all Medicare patients for an annual period beginning September 28, the days in excess of the 20% figure may be reimbursed only at the routine homecare rate. None of VITAS’ hospice programs exceeded the payment limits on inpatient services during the three months ended June 30, 2024 and 2023.

Medicare Cap. We are also subject to a Medicare annual per-beneficiary cap (“Medicare cap”). Compliance with the Medicare cap is measured in one of two ways based on a provider election. The “streamlined” method compares total Medicare payments received under a Medicare provider number with respect to services provided to all Medicare hospice care beneficiaries in the program or programs covered by that Medicare provider number with the product of the per-beneficiary cap amount and the number of Medicare beneficiaries electing hospice care for the first time from that hospice program or programs from September 28 through September 27 of the following year. At June 30, 2024, all our programs except one are using the “streamlined” method.

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

The composition of patient care service revenue by payor and level of care for the quarter ended June 30, 2024 is as follows (in thousands):

	Medicare	Medicaid	Commercial	Total
Routine home care	$305,491	$12,707	$6,580	$324,778
Inpatient care	25,069	2,242	1,760	29,071
Continuous care	22,438	873	1,016	24,327
	$352,998	$15,822	$9,356	$378,176

All other revenue - self-pay, respite care, etc.				4,733
Subtotal				$382,909
Medicare cap adjustment				(1,375)
Implicit price concessions				(3,820)
Room and board, net				(3,156)
Net revenue				$374,558

The composition of patient care service revenue by payor and level of care for the quarter ended June 30, 2023 is as follows (in thousands):

	Medicare	Medicaid	Commercial	Total
Routine home care	$260,770	$11,388	$5,958	$278,116
Inpatient care	23,899	1,848	1,654	27,401
Continuous care	19,403	864	814	21,081
	$304,072	$14,100	$8,426	$326,598

All other revenue - self-pay, respite care, etc.				3,154
Subtotal				$329,752
Medicare cap adjustment				(2,750)
Implicit price concessions				(3,237)
Room and board, net				(2,904)
Net revenue				$320,861

The composition of patient care service revenue by payor and level of care for the six months ended June 30, 2024 is as follows (in thousands):

	Medicare	Medicaid	Commercial	Total
Routine home care	$592,045	$24,678	$12,914	$629,637
Inpatient care	51,257	4,629	3,488	59,374
Continuous care	44,993	1,646	1,858	48,497
	$688,295	$30,953	$18,260	$737,508

All other revenue - self-pay, respite care, etc.				8,817
Subtotal				$746,325
Medicare cap adjustment				(3,750)
Implicit price concessions				(7,910)
Room and board, net				(6,101)
Net revenue				$728,564

The composition of patient care service revenue by payor and level of care for the six months ended June 30, 2023 is as follows (in thousands):

	Medicare	Medicaid	Commercial	Total
Routine home care	$511,686	$21,956	$11,524	$545,166
Inpatient care	49,419	4,280	2,795	56,494
Continuous care	37,912	1,514	1,596	41,022
	$599,017	$27,750	$15,915	$642,682

All other revenue - self-pay, respite care, etc.				6,175
Subtotal				$648,857
Medicare cap adjustment				(5,500)
Implicit price concessions				(6,346)
Room and board, net				(5,672)
Net revenue				$631,339

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

The composition of disaggregated revenue for the second quarter is as follows (in thousands):

	June 30,
	2024	2023
Drain cleaning	$57,865	$60,362
Plumbing	46,046	48,719
Excavation	55,713	57,552
Other	202	184
Subtotal - short term core	159,826	166,817
Water restoration	42,777	44,978
Independent contractors	18,255	21,875
Franchisee fees	1,398	1,388
Other	5,863	4,301
Gross revenue	228,119	239,359
Implicit price concessions and credit memos	(6,797)	(6,404)
Net revenue	$221,322	$232,955

The composition of disaggregated revenue for the first six months is as follows (in thousands):

	June 30,
	2024	2023
Drain cleaning	$119,486	$126,851
Plumbing	94,144	99,172
Excavation	114,331	117,128
Other	446	377
Subtotal - short term core	328,407	343,528
Water restoration	89,454	95,741
Independent contractors	37,871	45,175
Franchisee fees	2,890	2,739
Other	11,880	9,045
Gross revenue	470,502	496,228
Implicit price concessions and credit memos	(13,953)	(13,594)
Net revenue	$456,549	$482,634

3.    Segments

Service revenues and sales by business segment are shown in Note 2. After-tax income/(loss) by business segment are as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
VITAS	$49,252	$26,128	$93,221	$50,892
Roto-Rooter	40,517	44,374	81,371	92,027
Total	89,769	70,502	174,592	142,919
Corporate	(18,882)	(17,125)	(38,688)	(35,421)
Net income	$70,887	$53,377	$135,904	$107,498

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

4.    Earnings per Share

Earnings per share (“EPS”) are computed using the weighted average number of shares of capital stock outstanding. Earnings and diluted earnings per share are computed as follows (in thousands, except per share data):

		Net Income
For the Three Months Ended June 30,		Income	Shares	Earnings per Share
2024
	Earnings	$70,887	15,097	$4.70
	Dilutive stock options	-	108
	Nonvested stock awards	-	46
	Diluted earnings	$70,887	15,251	$4.65

2023
	Earnings	$53,377	15,058	$3.54
	Dilutive stock options	-	115
	Nonvested stock awards	-	46
	Diluted earnings	$53,377	15,219	$3.51

		Net Income
For the Six Months Ended June 30,		Income	Shares	Earnings per Share
2024
	Earnings	$135,904	15,109	$8.99
	Dilutive stock options	-	135
	Nonvested stock awards	-	51
	Diluted earnings	$135,904	15,295	$8.89

2023
	Earnings	$107,498	15,013	$7.16
	Dilutive stock options	-	107
	Nonvested stock awards	-	47
	Diluted earnings	$107,498	15,167	$7.09

For the three and six months ended June 30, 2024, there were 310,000 stock options excluded from the computation of dilutive earnings per share because they would have been anti-dilutive.

For the three and six months ended June 30, 2023, there were 311,000 stock options excluded from the computation of dilutive earnings per share because they would have been anti-dilutive.

5.    Long-Term Debt and Lines of Credit

On June 28, 2022, we replaced our existing credit facility with a fifth amended and restated Credit Agreement (“2022 Credit Facilities”). Terms of the 2022 Credit Facilities consist of a five-year $450.0 million revolver as well as a five-year $100.0 million term loan. The 2022 Credit Facilities have a floating interest rate that is generally the secured overnight financing rate (“SOFR”) plus an additional tiered rate which varies based on our current leverage ratio. As of June 30, 2024, the interest rate is SOFR plus 100 basis points. The 2022 Credit Facilities include an expansion feature that provides the Company the opportunity to increase its revolver and or term loan by an additional $250.0 million.

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

The 2022 Credit Facilities contain the following quarterly financial covenants effective as of June 30, 2024:

Description	Requirement

Leverage Ratio (Consolidated Indebtedness/Consolidated Adj. EBITDA)	< 3.50 to 1.00

Interest Coverage Ratio (Consolidated Adj. EBITDA/Consolidated Interest Expense)	> 3.00 to 1.00

We are in compliance with all debt covenants as of June 30, 2024. We have issued $45.2 million in standby letters of credit as of June 30, 2024, mainly for insurance purposes. Issued letters of credit reduce our available credit under the 2022 Credit Facilities. As of June 30, 2024, we have approximately $404.8 million of unused lines of credit available and eligible to be drawn down under the revolving credit facility.

6.    Other Income – Net

Other income – net comprises the following (in thousands):

Three months ended June 30,			Six months ended June 30,
2024		2023	2024	2023
Market value adjustment on assets held in
deferred compensation trust	$2,637	$1,504	$10,971	$1,184
Interest income	3,495	113	7,737	263
Other-net	-	(8)	1	59
Total other income - net	$6,132	$1,609	$18,709	$1,506

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

We do not currently have any finance leases, therefore all lease information disclosed is related to operating leases.

The components of balance sheet information related to leases were as follows:

	June 30,	December 31,
	2024	2023
Assets
Operating lease assets	$132,262	$126,387

Liabilities
Current operating leases	41,169	38,635
Noncurrent operating leases	105,233	100,776
Total operating lease liabilities	$146,402	$139,411

The components of lease expense for the second quarter are as follows (in thousands):

	Three months ended June 30,
	2024	2023
Lease Expense (a)
Operating lease expense	$15,819	$14,944
Sublease income	(90)	(23)
Net lease expense	$15,729	$14,921

The components of lease expense for the first six months are as follows (in thousands):

	Six months ended June 30,
	2024	2023
Lease Expense (a)
Operating lease expense	$31,264	$29,813
Sublease income	(113)	(46)
Net lease expense	$31,151	$29,767

(a)Includes short-term leases and variable lease costs, which are immaterial. Included in both cost of services provided and goods sold and selling, general and administrative expenses.

The components of cash flow information related to leases were as follows:

	Six months ended June 30,
	2024	2023
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from leases	$25,254	$25,055

Leased assets obtained in exchange for new operating lease liabilities	$28,551	$14,340

Weighted Average Remaining Lease Term at June 30, 2024
Operating leases	4.75	years

Weighted Average Discount Rate at June 30, 2024
Operating leases	3.51%

Maturity of Operating Lease Liabilities (in thousands)

2024	$24,582
2025	42,447
2026	33,253
2027	20,715
2028	14,756
Thereafter	24,503
Total lease payments	$160,256
Less: interest	(13,854)
Total liability recognized on the balance sheet	$146,402

For leases commencing prior to April 2019, minimum rental payments exclude payments to landlords for real estate taxes and common area maintenance. Operating lease payments include $1.7 million related to extended lease terms that are reasonably certain of being exercised and exclude $2.5 million of lease payments for leases signed but not yet commenced.

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

Three months ended June 30,		Six months ended June 30,
2024	2023	2024	2023
$6,817	$5,550	$20,238	$11,424

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

Regulatory Matters and Litigation

VITAS is one of a group of hospice providers selected by the Office of the Inspector General’s (“OIG”) Office of Audit Services (“OAS”) for inclusion in an audit of the provision of elevated level-of-care hospice services. On July 14, 2022, VITAS received the final audit report from OAS. Per this report, the OAS audit examined VITAS inpatient and continuous care claims for the period April 2017 to March 2019. The audit covered a total population of 50,850 claims representing total Medicare reimbursement of $210.0 million during this two-year time period. From this population, OAS selected 100 claims, representing $688,000 of reimbursement, for detailed review. The final OAS audit report includes a series of recommendations, including that VITAS repay approximately $140.0 million of the $210.0 million VITAS received from Medicare for hospice services during this two-year period, despite the fact that at the time of the release of the results of the audit, many of the disputed claims were time-barred from being challenged. VITAS believes that the OAS audit process and related final report contain significant flaws including in methodology, medical reviews, technical reviews, proposed extrapolation methodology, and contravene the “reasonable physician standard” set forth in the appliable Aseracare precedent.

On August 29, 2022, six weeks subsequent to the OAS finalizing its audit, VITAS received a demand letter from its Medicare Administrative Contractor (“MAC”) seeking repayment of $50.3 million. This demand letter is $90.0 million lower than the final OAS audit recommendation, as a significant portion of the 100 claims reviewed were closed pursuant to applicable law and ineligible to be reopened. VITAS timely filed its initial appeal of the overpayment decision and deposited $50.3 million under the “Immediate Recoupment” process to preserve its appeal rights. To date, VITAS has been refunded $3.34 million of the amount deposited and continues to appeal the remaining claims through the Office of Medicare Hearings and Appeals process. The amount deposited has been recorded as an “other long-term asset” in the consolidated balance sheets, as detailed in Note 13.

Regardless of the outcome of the preceding matter, dealing with the various regulatory agencies and opposing parties can adversely affect us through defense costs, potential payments, withholding of governmental funding, diversion of management time, and related publicity. Although the Company intends to defend it vigorously, there can be no assurance that the audit will not have a material adverse effect on the Company.

11.    Concentration of Risk

As of June 30, 2024, and December 31, 2023, approximately 73% and 75%, respectively, of VITAS’ total accounts receivable balance were from Medicare and 22% and 19%, respectively, of VITAS’ total accounts receivable balance were due from various state Medicaid or managed Medicaid programs. Combined accounts receivable from Medicare, Medicaid, and managed Medicaid represent approximately 85% of the consolidated net accounts receivable in the accompanying consolidated balance sheets as of June 30, 2024.

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

12.    Cash Overdrafts and Cash Equivalents

There is no cash overdraft included in accounts payable at June 30, 2024. There was $15.7 million of cash overdrafts included in accounts payable at December 31, 2023.

From time to time throughout the year, we invest excess cash in money market funds with major commercial banks. We closely monitor the creditworthiness of the institutions with which we invest our overnight funds. In 2023, Chemed began investing excess cash in money market funds holding US Treasuries. Deposits and withdrawals are made daily, based on the Company’s excess cash balance. There are no penalties associated with withdrawals. The accounts bear interest at a normal market rate.

13.    Other Assets

Other assets comprise the following (in thousands):

	June 30,	December 31,
	2024	2023

Deposit with OAS	$46,968	$46,968
Cash surrender value life insurance	3,754	3,651
Noncurrent advances and deposits	2,288	2,139
Deferred debt costs	1,099	1,197
Other	1,809	1,663
Total other assets	$55,918	$55,618

14.    Other Current Liabilities

	June 30,	December 31,
	2024	2023

Medicare cap	$8,916	$13,245
Accrued advertising	3,102	4,641
Healthcare worker retention bonus	2,975	8,901
Accrued legal	640	6,386
All other	23,677	22,401
Total other current liabilities	$39,310	$55,574

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

The following shows the carrying value, fair value and the hierarchy for our financial instruments as of June 30, 2024 (in thousands):

		Fair Value Measure
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Investments of deferred compensation plans held in trust	$120,784	$120,784	$-	$-
Cash equivalents	245,817	245,817	-	-

The following shows the carrying value, fair value and the hierarchy for our financial instruments as of December 31, 2023 (in thousands):

		Fair Value Measure
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Investments of deferred compensation plans held in trust	$106,126	$106,126	$-	$-
Cash equivalents	257,343	257,343	-	-

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

16.    Capital Stock Repurchase Plan Transactions

We repurchased the following capital stock:

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023

Total cost of repurchased shares (in thousands)	$55,769	$13,425	$88,113	$13,425
Shares repurchased	100,000	25,000	150,000	25,000
Weighted average price per share	$557.68	$536.98	$587.41	$536.98

In November 2023, the Board of Directors authorized $300.0 million for additional stock repurchase under the February 2011 repurchase program. In May and November 2021, the Board of Directors authorized a total of $600.0 million for additional stock repurchase under Chemed’s existing share repurchase program. We currently have $225.9 million of authorization remaining under this share repurchase plan.

17.    Acquisitions

On March 11, 2024, Roto-Rooter completed the acquisition of one franchise in New Jersey for $5.8 million in cash. On March 27, 2024, Roto-Rooter completed the acquisition of one franchise in Texas for $1.5 million in cash.

On April 17, 2024, VITAS completed the purchase of all hospice operations and an assisted living facility from Covenant Health and Community Services, Inc d/b/a/ Covenant Care (“Covenant”) for an aggregated purchase price of $85.0 million in cash.

The preliminary purchase price allocation of the acquired business is as follows (in thousands):

Goodwill	$70,803
Operating licenses	10,960
Property, plant, and equipment	3,237
$85,000

Revenue and net income for the Covenant acquisition for the second quarter and the first six months of 2024 are not material.

The pro forma revenue and earnings for the Company for the three and six months ended June 30, as if the Covenant acquisition made in 2024 was completed on January 1, 2023 are as follows (in thousands, except per share data):

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023

Service revenues and sales	$598,164	$567,756	$1,202,245	$1,141,852
Net income	$71,450	$55,154	$140,129	$111,052
Earnings per share	$4.73	$3.66	$9.27	$7.40
Diluted earnings per share	$4.68	$3.62	$9.16	$7.32

Revenue and net income from other acquisitions made in 2024 and 2023 are not material.

Goodwill is assessed for impairment on a yearly basis as of October 1. The primary factor that contributed to the purchase price resulting in the recognition of goodwill is operational efficiencies expected as a result of integrating the operations of the Covenant locations into the existing VITAS organizational structure. All goodwill recognized is deductible for tax purposes.

Shown below is movement in Goodwill (in thousands):

	VITAS	Roto-Rooter	Total
Balance at December 31, 2023	$334,063	$250,954	$585,017
Business combinations	70,803	6,361	77,164
Foreign currency adjustments	-	(57)	(57)
Balance at June 30, 2024	$404,866	$257,258	$662,124

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

The following is a summary of the key operating results (in thousands except per share amounts):

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Service revenues and sales	$595,880	$553,816	$1,185,113	$1,113,973
Net income	$70,887	$53,377	$135,904	$107,498
Diluted EPS	$4.65	$3.51	$8.89	$7.09
Adjusted net income	$83,419	$62,112	$163,250	$126,836
Adjusted diluted EPS	$5.47	$4.08	$10.67	$8.36
Adjusted EBITDA	$119,890	$96,300	$234,512	$196,417
Adjusted EBITDA as a % of revenue	20.1%	17.4%	19.8%	17.6%

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

For the three months ended June 30, 2024, the increase in consolidated service revenues and sales was driven by a 16.7% increase at VITAS offset by a 5.0% decrease at Roto-Rooter. The increase in service revenues at VITAS is comprised primarily of a 14.4% increase in days-of-care and a geographically weighted average Medicare reimbursement rate increase of approximately 2.5%. Acuity mix shift negatively impacted revenue growth by 110-basis points in the quarter when compared to the prior year revenue and level-of-care mix. The combination of Medicare cap and other contra revenue changes increased revenue growth by 90-basis points. The decrease in service revenues at Roto-Rooter was driven by a decrease in all significant service lines.

For the six months ended June 30, 2024, the increase in consolidated service revenues and sales was driven by a 15.4% increase at VITAS offset by a 5.4% decrease at Roto-Rooter. The increase in service revenues at VITAS is comprised primarily of a 13.0% increase in days-of-care and a geographically weighted average Medicare reimbursement rate increase of approximately 2.6%. Acuity mix shift negatively impacted revenue growth by 90-basis points in the quarter when compared to the prior year revenue and level-of-care mix. The combination of Medicare cap and other contra revenue changes increased revenue growth by 70-basis points. The decrease in service revenues at Roto-Rooter was driven by a decrease in all service lines.

On April 17, 2024, VITAS completed the purchase of all hospice operations and an assisted living facility from Covenant Health and Community Services, Inc d/b/a/ Covenant Care (“Covenant”) for an aggregated purchase price of $85.0 million in cash.

The pro forma revenue and earnings for the Company for the three and six months ended June 30, as if the Covenant acquisition made in 2024 was completed on January 1, 2023 are as follows (in thousands, except per share data):

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023

Service revenues and sales	$598,164	$567,756	$1,202,245	$1,141,852
Net income	$71,450	$55,154	$140,129	$111,052
Earnings per share	$4.73	$3.66	$9.27	$7.40
Diluted earnings per share	$4.68	$3.62	$9.16	$7.32

Revenue and net income from other acquisitions made in 2024 and 2023 are not material.

The pandemic resulted in a significant shortage of licensed healthcare workers industry wide. VITAS was not immune to this shortage. As a result, on July 1, 2022, VITAS implemented a hiring and Retention Bonus Program for its licensed healthcare workers. It was a temporary program that helped VITAS attract and retain licensed healthcare workers during the pandemic- induced healthcare worker shortage. An eligible employee must have continued in employment for a period of one-year from July 1, 2022 to receive a bonus. Additionally, employees hired between July 1, 2022 and June 30, 2023 were eligible if they continued employment for a one-year period from their hire date. A total of $39.5 million has been accrued since the start of the program. Payments totaling $36.5 million have been made from July 2023 to June 2024. The remaining accrued amount will be paid in the third quarter of 2024. There was no material impact on the financial results for the quarter ended June 30, 2024. See page 38 for additional VITAS operating metrics.

Starting September 30, 2023, Chemed no longer excluded the cost of the Retention Bonus Program when presenting non-GAAP operating metrics in current or prior periods.

On June 28, 2022, we replaced our existing credit facility with a fifth amended and restated Credit Agreement (“2022 Credit Facilities”). Terms of the 2022 Credit Facilities consist of a five-year $450.0 million revolver as well as a five-year $100.0 million term loan. The 2022 Credit Facilities have a floating interest rate that is generally SOFR plus an additional tiered rate which varies based on our current leverage ratio. As of June 30, 2024, the interest rate is SOFR plus 100 basis points. The 2022 Credit Facilities include an expansion feature that provides the Company the opportunity to increase its revolver and/or term loan by an additional $250.0 million.

We made prepayments totaling $75.0 million in the first quarter of 2023, on the $100.0 million term loan. We paid the remaining balance of $21.3 million on April 28, 2023. There were no prepayment penalties associated with this repayment. This prepayment reduced the total borrowing capacity of the 2022 Credit Facilities from $550.0 million to $450.0 million.

We have issued $45.2 million in standby letters of credit as of June 30, 2024, mainly for insurance purposes. Issued letters of credit reduce our available credit under the 2022 Credit Facilities. As of June 30, 2024, we have approximately $404.8 million of unused lines of credit available and are eligible to be drawn down under our revolving credit facility. Management believes its liquidity and sources of capital are satisfactory for the Company’s needs in the foreseeable future.

We anticipate that our operating income and cash flows will be sufficient to operate our business and meet any commitments for the foreseeable future.

VITAS 2024 revenue, prior to Medicare Cap, is estimated to increase 16.0% to 17.0% when compared to 2023. ADC is estimated to increase 13.0% to 14.0%. Full year adjusted EBITDA margin, prior to Medicare Cap, is estimated to be 19.0% to 19.5%. We are currently estimating $8.5 million in Medicare Cap billing limitations in calendar 2024. The cost of the Retention Bonus Program negatively impacted VITAS’ 2023 full adjusted EBITDA by 159 basis points.

Covenant Health is estimated to contribute approximately $30.0 million to $32.0 million of revenue to VITAS’ full year revenue. This translates into adjusted net income attributable to Covenant Health of $5.5 million to $6.0 million and adjusted EBITDA of $8.0 million to $8.5 million.

Roto-Rooter is forecasted to have a 4.0% to 5.0% revenue decline in 2024 compared to 2023. Roto-Rooter’s adjusted EBITDA margin for 2024 is expected to be 26.5% to 27.0%.

Based on the above, full-year 2024 earnings per diluted share, excluding non-cash expense for stock options, tax benefits from stock option exercises, costs related to litigation and other discrete items, is estimated to be in the range of $23.55 to $23.80. This guidance assumes an effective corporate tax rate on adjusted earnings of 24.3% and a diluted share count of 15.25 million shares. Chemed’s previously issued 2024 guidance range was $23.30 to $23.70. Chemed’s 2023 reported adjusted earnings per diluted share was $20.30.

Financial Condition

Liquidity and Capital Resources

Material changes in the balance sheet accounts from December 31, 2023 to June 30, 2024 include the following:

•A $14.7 million increase in investments of deferred compensation plans due mainly to market valuation gains. This resulted in a similar increase in the liability associated with deferred compensation plans.

•A $5.9 million increase in lease right of use asset due to lease renewals. This resulted in a similar increase in the lease liability accounts.

•A $6.8 million increase in identifiable intangible assets due primarily to the Covenant acquisition at VITAS.

•A $77.1 million increase in goodwill due primarily to the Covenant acquisition at VITAS.

•A $21.0 million decrease in accounts payable due to timing of payments.

•A $6.9 million decrease in income taxes payable due to timing of payments.

•A $10.0 million decline in accrued compensation due primarily to the payment of 2023 bonuses in the first quarter of 2024.

•A $16.3 million decrease in other current liabilities due to payments of legal settlements at VITAS and Roto-Rooter, payments of the Retention Bonus Program implemented at VITAS and a decrease in the Medicare Cap liability at VITAS.

Net cash provided by operating activities decreased $30.7 million from June 30, 2023 to June 30, 2024. The main drivers are an increase in earnings of $28.4 million and a $9.2 million increase in non-cash incentive compensation offset by a decrease of $7.5 million in litigation settlements due to payments of settlements at VITAS and Roto-Rooter, a decline of $12.6 million in current income taxes, a decrease in accounts payable of $28.1 million and a decrease of $22.5 million in accounts receivable.

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

Commitments and Contingencies

Collectively, the terms of the 2022 Credit Facilities require us to meet various financial covenants, to be tested quarterly. We are in compliance with all financial and other debt covenants as of June 30, 2024 and anticipate remaining in compliance throughout the foreseeable future.

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

Results of Operations

Three months ended June 30, 2024 versus 2023 - Consolidated Results

Our service revenues and sales for the second quarter of 2024 increased 7.6% versus services and sales revenues for the second quarter of 2023. Of this increase, a $53.7 million increase was attributable to VITAS, offset by an $11.6 million decrease at Roto-Rooter. The following chart shows the components of revenue by operating segment (in thousands):

	Three months ended June 30,		Increase/(Decrease)
	2024	2023	Percent
VITAS
Routine homecare	$324,778	$278,116	16.8
General inpatient	29,071	27,401	6.1
Continuous care	24,327	21,081	15.4
Other	4,733	3,154	50.1
Subtotal	382,909	329,752	16.1
Medicare cap adjustment	(1,375)	(2,750)	50.0
Room and board - net	(3,156)	(2,904)	(8.7)
Implicit price concessions	(3,820)	(3,237)	(18.0)
Net revenue	$374,558	$320,861	16.7

Roto-Rooter
Drain cleaning	$57,865	$60,362	(4.1)
Plumbing	46,046	48,719	(5.5)
Excavation	55,713	57,552	(3.2)
Other	202	184	9.8
Subtotal - short term core	159,826	166,817	(4.2)
Water restoration	42,777	44,978	(4.9)
Independent contractors	18,255	21,875	(16.5)
Outside franchisee fees	1,398	1,388	0.7
Other	5,863	4,301	36.3
Gross revenue	228,119	239,359	(4.7)
Implicit price concessions	(6,797)	(6,404)	(6.1)
Net revenue	221,322	232,955	(5.0)
Total Revenues	$595,880	$553,816	7.6

Days of care at VITAS during the quarters were as follows:

	Three months ended June 30,		Increase/(Decrease)
	2024	2023	Percent

Routine homecare	1,551,163	1,340,655	15.7
Nursing home	304,191	279,898	8.7
Respite	9,102	6,159	47.8
Subtotal routine homecare and respite	1,864,456	1,626,712	14.6
General inpatient	25,895	25,125	3.1
Continuous care	23,933	21,873	9.4
Total days of care	1,914,284	1,673,710	14.4

The increase in service revenues at VITAS is comprised primarily of a 14.4% increase in days-of-care and a geographically weighted average Medicare reimbursement rate increase of approximately 2.5%. Acuity mix shift negatively impacted revenue growth by 110-basis points in the quarter when compared to the prior year revenue and level-of-care mix. The combination of Medicare cap and other contra revenue changes increased revenue growth by 90-basis.

The decrease in drain cleaning revenues for the second quarter of 2024 versus 2023 is attributable to a 2.4% increase in price and service mix offset by a 6.5% decrease in job count. The decrease in plumbing revenues for the second quarter of 2024 versus 2023 is attributable to a 0.2% increase in price and service mix shift offset by a 5.7% decrease in job count. Excavation and water restoration jobs are generally sold as a result of initial calls from customers regarding drain cleaning issues.

The consolidated gross margin was 34.6% in the second quarter of 2024 as compared with 32.4% in the second quarter of 2023. On a segment basis, VITAS’ gross margin was 23.8% in the second quarter of 2024 as compared with 18.0%, in the second quarter of 2023. The increase in gross margin at VITAS is mostly the result of increased revenues and the expiration of the licensed healthcare worker Retention Bonus Program in 2023. The expense recorded in the second quarter of 2023 related to the VITAS Retention Bonus Program was $12.8 million. The Roto-Rooter segment’s gross margin was 52.9% for the second quarter of 2024 as compared with 52.3% in the second quarter of 2023.

Selling, general and administrative expenses (“SG&A”) comprise (in thousands):

	Three months ended June 30,
	2024	2023
SG&A expenses before long-term incentive compensation and the impact of market value adjustments related to deferred compensation trusts	$96,025	$91,733
Long-term incentive compensation	3,593	1,750
Impact of market value adjustments related to assets held in deferred compensation trusts	2,637	1,504
Total SG&A expenses	$102,255	$94,987

SG&A expenses before long-term incentive compensation and the impact of market value adjustments related to deferred compensation trusts for the second quarter of 2024 were up 4.7% when compared to second quarter of 2023 due mainly to normal salary increases and an increase in variable selling expenses.

Other income – net comprise (in thousands):

	Three months ended June 30,
	2024	2023
Market value adjustment on assets held in deferred compensation trusts	$2,637	$1,504
Interest income	3,495	113
Other	-	(8)
Total other income - net	$6,132	$1,609

We invest excess cash in money market funds with major commercial banks. We closely monitor the creditworthiness of the institutions with which we invest our overnight funds. In 2023, Chemed began investing excess cash in money market funds holding US Treasuries. Deposits and withdrawals are made daily, based on the Company’s excess cash balance. There are no penalties associated with withdrawals. The accounts bear interest at a normal market rate.

Our effective tax rate reconciliation is as follows (in thousands):

	Three months ended June 30,
	2024	2023

Income tax provision calculated at the statutory federal rate	$19,704	$14,772
Stock compensation tax benefits	(622)	(1,501)
State and local income taxes	2,461	2,286
Other--net	1,398	1,410
Income tax provision	$22,941	$16,967
Effective tax rate	24.5%	24.1%

Net income for both periods included the following after-tax items/adjustments that (reduced) or increased after-tax earnings (in thousands):

	Three months ended June 30,
	2024	2023
VITAS
Acquisition expense	$(687)	$-
Roto-Rooter
Amortization of reacquired franchise agreements	(1,804)	(1,729)
Acquisition expense	(34)	-
Corporate
Stock option expense	(7,408)	(6,952)
Long-term incentive compensation	(3,221)	(1,555)
Excess tax benefits on stock compensation	622	1,501
Total	$(12,532)	$(8,735)

Three months ended June 30, 2024 versus 2023 - Segment Results

Net income/(loss) for the second quarter of 2024 versus the second quarter of 2023 by segment (in thousands):

	Three months ended June 30,
	2024	2023
VITAS	$49,252	$26,128
Roto-Rooter	40,517	44,374
Corporate	(18,882)	(17,125)
	$70,887	$53,377

After-tax earnings as a percent of revenue at VITAS in the second quarter of 2024 was 13.1% as compared to 8.1% in the second quarter of 2023. VITAS’ after-tax earnings increased primarily due to increased revenues and the expiration of the licensed healthcare worker Retention Bonus Program in 2023.

Roto-Rooter’s net income was negatively impacted in the second quarter of 2024 compared to the second quarter of 2023 primarily due to declining revenue. After-tax earnings as a percent of revenue at Roto-Rooter in the second quarter of 2024 was 18.3%, as compared to 19.0% in the second quarter of 2023.

After-tax Corporate expenses for the second quarter of 2024 increased 10.3% when compared to the second quarter in 2023 due primarily to a $2.1 million increase in stock-based compensation.

Results of Operations

Six months ended June 30, 2024 versus 2023 - Consolidated Results

Our service revenues and sales for the first six months of 2024 increased 6.4% versus services and sales revenues for the first six months of 2023. Of this increase, a $97.2 million increase was attributable to VITAS, offset by a $26.1 million decrease at Roto-Rooter. The following chart shows the components of revenue by operating segment (in thousands):

	Six months ended June 30,		Increase/(Decrease)
	2024	2023	Percent
VITAS
Routine homecare	$629,637	$545,166	15.5
General inpatient	59,374	56,494	5.1
Continuous care	48,497	41,022	18.2
Other	8,817	6,175	42.8
Subtotal	746,325	648,857	15.0
Medicare cap adjustment	(3,750)	(5,500)	31.8
Room and board - net	(6,101)	(5,672)	(7.6)
Implicit price concessions	(7,910)	(6,346)	(24.6)
Net revenue	$728,564	$631,339	15.4

Roto-Rooter
Drain cleaning	$119,486	$126,851	(5.8)
Plumbing	94,144	99,172	(5.1)
Excavation	114,331	117,128	(2.4)
Other	446	377	18.3
Subtotal - short term core	328,407	343,528	(4.4)
Water restoration	89,454	95,741	(6.6)
Independent contractors	37,871	45,175	(16.2)
Outside franchisee fees	2,890	2,739	5.5
Other	11,880	9,045	31.3
Gross revenue	470,502	496,228	(5.2)
Implicit price concessions	(13,953)	(13,594)	(2.6)
Net revenue	456,549	482,634	(5.4)
Total Revenues	$1,185,113	$1,113,973	6.4

Days of care at VITAS during the six months ended June 30 were as follows:

	Six months ended June 30,		Increase/(Decrease)
	2024	2023	Percent

Routine homecare	2,999,075	2,627,092	14.2
Nursing home	587,349	545,327	7.7
Respite	16,854	11,919	41.4
Subtotal routine homecare and respite	3,603,278	3,184,338	13.2
General inpatient	52,540	51,494	2.0
Continuous care	47,970	42,559	12.7
Total days of care	3,703,788	3,278,391	13.0

The increase in service revenues at VITAS is comprised primarily of a 13.0% increase in days-of-care and a geographically weighted average Medicare reimbursement rate increase of approximately 2.6%. Acuity mix shift negatively impacted revenue growth by 90-basis points when compared to the prior year revenue and level-of-care mix. The combination of Medicare cap and other contra revenue changes increased revenue growth by 70-basis points.

The decrease in drain cleaning revenues for the first six months of 2024 versus 2023 is attributable to a 2.1% increase in price and service mix offset by a 7.9% decrease in job count. The decrease in plumbing revenues for the first six months of 2024 versus 2023 is attributable to a 1.0% decrease in price and service mix shift and by a 4.1% decrease in job count. Excavation and water restoration jobs are generally sold as a result of initial calls from customers regarding drain cleaning issues.

The consolidated gross margin was 34.6% in the first six months of 2024 as compared with 33.1% in the first six months of 2023. On a segment basis, VITAS’ gross margin was 23.5% in the first six months of 2024 as compared with 18.2%, in the first six months of 2023. The increase in gross margin at VITAS is mostly the result of increased revenues and the expiration of the licensed healthcare worker Retention Bonus Program in 2023. The expense recorded in the first six months of 2023 related to the VITAS Retention Bonus Program was $23.8 million. The Roto-Rooter segment’s gross margin was 52.4% for the first six months of 2024 as compared with 52.7% in the first six months of 2023. This decline was mainly the result of declining revenue.

Selling, general and administrative expenses (“SG&A”) comprise (in thousands):

	Six months ended June 30,
	2024	2023
SG&A expenses before long-term incentive compensation and the impact of market value adjustments related to deferred compensation trusts	$194,443	$189,634
Long-term incentive compensation	12,714	4,264
Impact of market value adjustments related to assets held in deferred compensation trusts	10,971	1,184
Total SG&A expenses	$218,128	$195,082

SG&A expenses before long-term incentive compensation and the impact of market value adjustments related to deferred compensation trusts for the first six months of 2024 were up 2.5% when compared to the first six months of 2023 due mainly to normal salary increases and an increase in variable selling expenses.

Other income – net comprise (in thousands):

	Six months ended June 30,
	2024	2023
Market value adjustment on assets held in deferred compensation trusts	$10,971	$1,184
Interest income	7,737	263
Other	1	59
Total other income - net	$18,709	$1,506

	Six months ended June 30,
	2024	2023

Income tax provision calculated at the statutory federal rate	$37,446	$29,717
Stock compensation tax benefits	(3,919)	(3,150)
State and local income taxes	5,422	5,226
Other--net	3,460	2,218
Income tax provision	$42,409	$34,011
Effective tax rate	23.8%	24.0%

Net income for both periods included the following after-tax items/adjustments that (reduced) or increased after-tax earnings (in thousands):

	Six months ended June 30,
	2024	2023
VITAS
Acquisition expense	$(687)	$-
Roto-Rooter
Amortization of reacquired franchise agreements	(3,608)	(3,457)
Acquisition expense	(34)	-
Litigation settlements	-	(1,291)
Corporate
Stock option expense	(14,963)	(13,962)
Long-term incentive compensation	(6,636)	(3,778)
Severance arrangement	(5,337)	-
Excess tax benefits on stock compensation	3,919	3,150
Total	$(27,346)	$(19,338)

Six months ended June 30, 2024 versus 2023 - Segment Results

Net income/(loss) for the first six months of 2024 versus the first six months of 2023 by segment (in thousands):

	Six months ended June 30,
	2024	2023
VITAS	$93,221	$50,892
Roto-Rooter	81,371	92,027
Corporate	(38,688)	(35,421)
	$135,904	$107,498

After-tax earnings as a percent of revenue at VITAS in the first six months of 2024 was 12.8% as compared to 8.1% in the first six months of 2023. VITAS’ after-tax earnings increased primarily due to increased revenues and the expiration of the licensed healthcare worker Retention Bonus Program in 2023.

Roto-Rooter’s net income was negatively impacted in the first six months of 2024 compared to the first six months of 2023 primarily due to declining revenue. After-tax earnings as a percent of revenue at Roto-Rooter in the first six months of 2024 was 17.8%, as compared to 19.1% in the first six months of 2023.

After-tax Corporate expenses for the first six months of 2024 increased 9.2% when compared to the first six months in 2023 due primarily to a $3.9 million increase in stock-based compensation and $5.3 million in severance expense.

CHEMED CORPORATION AND SUBSIDIARY COMPANIES
CONSOLIDATING STATEMENTS OF INCOME
FOR THE THREE MONTHS ENDED JUNE 30, 2024
(in thousands)(unaudited)

				Chemed
	VITAS	Roto-Rooter	Corporate	Consolidated
2024 (a)
Service revenues and sales	$374,558	$221,322	$-	$595,880
Cost of services provided and goods sold	285,517	104,233	-	389,750
Selling, general and administrative expenses	24,293	57,351	20,611	102,255
Depreciation	5,058	8,096	13	13,167
Amortization	26	2,520	-	2,546
Other operating expense/(income)	56	(19)	-	37
Total costs and expenses	314,950	172,181	20,624	507,755
Income/(loss) from operations	59,608	49,141	(20,624)	88,125
Interest expense	(46)	(118)	(265)	(429)
Intercompany interest income/(expense)	4,982	3,540	(8,522)	-
Other income—net	46	24	6,062	6,132
Income/(expense) before income taxes	64,590	52,587	(23,349)	93,828
Income taxes	(15,338)	(12,070)	4,467	(22,941)
Net income/(loss)	$49,252	$40,517	$(18,882)	$70,887

(a) The following amounts are included in net income (in thousands):
				Chemed
	VITAS	Roto-Rooter	Corporate	Consolidated
Pretax benefit/(cost):
Stock option expense	$-	$-	$(8,870)	$(8,870)
Long-term incentive compensation	-	-	(3,593)	(3,593)
Amortization of reacquired franchise agreements	-	(2,352)	-	(2,352)
Acquisition expense	(907)	(45)	-	(952)
Total	$(907)	$(2,397)	$(12,463)	$(15,767)

				Chemed
	VITAS	Roto-Rooter	Corporate	Consolidated
After-tax benefit/(cost):
Stock option expense	$-	$-	$(7,408)	$(7,408)
Long-term incentive compensation	-	-	(3,221)	(3,221)
Amortization of reacquired franchise agreements	-	(1,804)	-	(1,804)
Acquisition expense	(687)	(34)	-	(721)
Excess tax benefits on stock compensation	-	-	622	622
Total	$(687)	$(1,838)	$(10,007)	$(12,532)

CHEMED CORPORATION AND SUBSIDIARY COMPANIES
CONSOLIDATING STATEMENTS OF INCOME
FOR THE THREE MONTHS ENDED JUNE 30, 2023
(in thousands)(unaudited)

				Chemed
	VITAS	Roto-Rooter	Corporate	Consolidated
2023 (a)
Service revenues and sales	$320,861	$232,955	$-	$553,816
Cost of services provided and goods sold	263,085	111,108	-	374,193
Selling, general and administrative expenses	22,656	56,012	16,319	94,987
Depreciation	4,940	7,681	13	12,634
Amortization	26	2,488	-	2,514
Other operating expense/(income)	26	(44)	-	(18)
Total costs and expenses	290,733	177,245	16,332	484,310
Income/(loss) from operations	30,128	55,710	(16,332)	69,506
Interest expense	(51)	(124)	(596)	(771)
Intercompany interest income/(expense)	4,810	2,869	(7,679)	-
Other income—net	70	35	1,504	1,609
Income/(expense) before income taxes	34,957	58,490	(23,103)	70,344
Income taxes	(8,829)	(14,116)	5,978	(16,967)
Net income/(loss)	$26,128	$44,374	$(17,125)	$53,377

(a) The following amounts are included in net income (in thousands):
				Chemed
	VITAS	Roto-Rooter	Corporate	Consolidated
Pretax benefit/(cost):
Stock option expense	$-	$-	$(8,400)	$(8,400)
Amortization of reacquired franchise agreements	-	(2,352)	-	(2,352)
Long-term incentive compensation	-	-	(1,750)	(1,750)
Total	$-	$(2,352)	$(10,150)	$(12,502)

				Chemed
	VITAS	Roto-Rooter	Corporate	Consolidated
After-tax benefit/(cost):
Stock option expense	$-	$-	$(6,952)	$(6,952)
Long-term incentive compensation	-	(1,729)	-	(1,729)
Amortization of reacquired franchise agreements	-	-	(1,555)	(1,555)
Excess tax benefits on stock compensation	-	-	1,501	1,501
Total	$-	$(1,729)	$(7,006)	$(8,735)

CHEMED CORPORATION AND SUBSIDIARY COMPANIES
CONSOLIDATING STATEMENTS OF INCOME
FOR THE SIX MONTHS ENDED JUNE 30, 2024
(in thousands)(unaudited)

				Chemed
	VITAS	Roto-Rooter	Corporate	Consolidated
2024 (a)
Service revenues and sales	$728,564	$456,549	$-	$1,185,113
Cost of services provided and goods sold	557,411	217,466	-	774,877
Selling, general and administrative expenses	48,085	118,611	51,432	218,128
Depreciation	10,225	16,204	25	26,454
Amortization	52	5,015	-	5,067
Other operating expense	63	66	-	129
Total costs and expenses	615,836	357,362	51,457	1,024,655
Income/(loss) from operations	112,728	99,187	(51,457)	160,458
Interest expense	(92)	(235)	(527)	(854)
Intercompany interest income/(expense)	10,176	6,982	(17,158)	-
Other income—net	75	47	18,587	18,709
Income/(expense) before income taxes	122,887	105,981	(50,555)	178,313
Income taxes	(29,666)	(24,610)	11,867	(42,409)
Net income/(loss)	$93,221	$81,371	$(38,688)	$135,904

(a) The following amounts are included in net income (in thousands):
				Chemed
	VITAS	Roto-Rooter	Corporate	Consolidated
Pretax benefit/(cost):
Stock option expense	$-	$-	$(17,895)	$(17,895)
Long-term incentive compensation	-	-	(7,377)	(7,377)
Severance arrangement	-	-	(5,337)	(5,337)
Amortization of reacquired franchise agreements	-	(4,704)	-	(4,704)
Acquisition expense	(907)	(45)	-	(952)
Total	$(907)	$(4,749)	$(30,609)	$(36,265)

				Chemed
	VITAS	Roto-Rooter	Corporate	Consolidated
After-tax benefit/(cost):
Stock option expense	$-	$-	$(14,963)	$(14,963)
Long-term incentive compensation	-	-	(6,636)	(6,636)
Severance arrangement	-	-	(5,337)	(5,337)
Amortization of reacquired franchise agreements	-	(3,608)	-	(3,608)
Acquisition expense	(687)	(34)	-	(721)
Excess tax benefits on stock compensation	-	-	3,919	3,919
Total	$(687)	$(3,642)	$(23,017)	$(27,346)

CONSOLIDATING STATEMENTS OF INCOME
FOR THE SIX MONTHS ENDED JUNE 30, 2023
(in thousands)(unaudited)

				Chemed
	VITAS	Roto-Rooter	Corporate	Consolidated
2023 (a)
Service revenues and sales	$631,339	$482,634	$-	$1,113,973
Cost of services provided and goods sold	516,739	228,159	-	744,898
Selling, general and administrative expenses	45,992	116,825	32,265	195,082
Depreciation	9,898	14,994	28	24,920
Amortization	52	4,975	-	5,027
Other operating expense	38	1,683	-	1,721
Total costs and expenses	572,719	366,636	32,293	971,648
Income/(loss) from operations	58,620	115,998	(32,293)	142,325
Interest expense	(102)	(257)	(1,963)	(2,322)
Intercompany interest income/(expense)	9,458	5,612	(15,070)	-
Other income - net	259	64	1,183	1,506
Income/(expense) before income taxes	68,235	121,417	(48,143)	141,509
Income taxes	(17,343)	(29,390)	12,722	(34,011)
Net income/(loss)	$50,892	$92,027	$(35,421)	$107,498

(a) The following amounts are included in net income (in thousands):
				Chemed
	VITAS	Roto-Rooter	Corporate	Consolidated
Pretax benefit/(cost):
Stock option expense	$-	$-	$(16,882)	$(16,882)
Amortization of reacquired franchise agreements	-	(4,704)	-	(4,704)
Long-term incentive compensation	-	-	(4,264)	(4,264)
Litigation settlements	-	(1,756)	-	(1,756)
Total	$-	$(6,460)	$(21,146)	$(27,606)

				Chemed
	VITAS	Roto-Rooter	Corporate	Consolidated
After-tax benefit/(cost):
Stock option expense	$-	$-	$(13,962)	$(13,962)
Long-term incentive compensation	-	-	(3,778)	(3,778)
Amortization of reacquired franchise agreements	-	(3,457)	-	(3,457)
Litigation settlements	-	(1,291)	-	(1,291)
Excess tax benefits on stock compensation	-	-	3,150	3,150
Total	$-	$(4,748)	$(14,590)	$(19,338)

Unaudited Consolidating Summary and Reconciliation of Adjusted EBITDA

Chemed Corporation and Subsidiary Companies
(in thousands)				Chemed
For the three months ended June 30, 2024	VITAS	Roto-Rooter	Corporate	Consolidated

Net income/(loss)	$49,252	$40,517	$(18,882)	$70,887
Add/(deduct):
Interest expense	46	118	265	429
Income taxes	15,338	12,070	(4,467)	22,941
Depreciation	5,058	8,096	13	13,167
Amortization	26	2,520	-	2,546
EBITDA	69,720	63,321	(23,071)	109,970
Add/(deduct):
Intercompany interest expense/(income)	(4,982)	(3,540)	8,522	-
Interest income	(45)	(25)	(3,425)	(3,495)
Stock option expense	-	-	8,870	8,870
Long-term incentive compensation	-	-	3,593	3,593
Acquisition Expense	907	45	-	952
Adjusted EBITDA	$65,600	$59,801	$(5,511)	$119,890

				Chemed
For the three months ended June 30, 2023	VITAS	Roto-Rooter	Corporate	Consolidated

Net income/(loss)	$26,128	$44,374	$(17,125)	$53,377
Add/(deduct):
Interest expense	51	124	596	771
Income taxes	8,829	14,116	(5,978)	16,967
Depreciation	4,940	7,681	13	12,634
Amortization	26	2,488	-	2,514
EBITDA	39,974	68,783	(22,494)	86,263
Add/(deduct):
Intercompany interest expense/(income)	(4,810)	(2,869)	7,679	-
Interest income	(79)	(34)	-	(113)
Stock option expense	-	-	8,400	8,400
Long-term incentive compensation	-	-	1,750	1,750
Adjusted EBITDA	$35,085	$65,880	$(4,665)	$96,300

Unaudited Consolidating Summary and Reconciliation of Adjusted EBITDA

Chemed Corporation and Subsidiary Companies
(in thousands)				Chemed
For the six months ended June 30, 2024	VITAS	Roto-Rooter	Corporate	Consolidated

Net income/(loss)	$93,221	$81,371	$(38,688)	$135,904
Add/(deduct):
Interest expense	92	235	527	854
Income taxes	29,666	24,610	(11,867)	42,409
Depreciation	10,225	16,204	25	26,454
Amortization	52	5,015	-	5,067
EBITDA	133,256	127,435	(50,003)	210,688
Add/(deduct):
Intercompany interest expense/(income)	(10,176)	(6,982)	17,158	-
Interest income	(75)	(47)	(7,615)	(7,737)
Stock option expense	-	-	17,895	17,895
Long-term incentive compensation	-	-	7,377	7,377
Severance arrangement			5,337	5,337
Acquisition expense	907	45	-	952
Adjusted EBITDA	$123,912	$120,451	$(9,851)	$234,512

				Chemed
For the six months ended June 30, 2023	VITAS	Roto-Rooter	Corporate	Consolidated

Net income/(loss)	$50,892	$92,027	$(35,421)	$107,498
Add/(deduct):
Interest expense	102	257	1,963	2,322
Income taxes	17,343	29,390	(12,722)	34,011
Depreciation	9,898	14,994	28	24,920
Amortization	52	4,975	-	5,027
EBITDA	78,287	141,643	(46,152)	173,778
Add/(deduct):
Intercompany interest expense/(income)	(9,458)	(5,612)	15,070	-
Interest income	(199)	(64)	-	(263)
Stock option expense	-	-	16,882	16,882
Long-term incentive compensation	-	-	4,264	4,264
Litigation settlements	-	1,756	-	1,756
Adjusted EBITDA	$68,630	$137,723	$(9,936)	$196,417

RECONCILIATION OF ADJUSTED NET INCOME
(in thousands, except per share data)(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net income as reported	$70,887	$53,377	$135,904	$107,498

Add/(deduct) pre-tax cost of:
Stock option expense	8,870	8,400	17,895	16,882
Long-term incentive compensation	3,593	1,750	7,377	4,264
Severance arrangement	-	-	5,337	-
Amortization of reacquired franchise agreements	2,352	2,352	4,704	4,704
Acquisition expense	952	-	952	-
Litigation settlements	-	-	-	1,756
Add/(deduct) tax impacts:
Tax impact of the above pre-tax adjustments (1)	(2,613)	(2,266)	(5,000)	(5,118)
Excess tax benefits on stock compensation	(622)	(1,501)	(3,919)	(3,150)
Adjusted net income	$83,419	$62,112	$163,250	$126,836

Diluted Earnings Per Share As Reported
Net income	$4.65	$3.51	$8.89	$7.09
Average number of shares outstanding	15,251	15,219	15,295	15,167

Adjusted Diluted Earnings Per Share
Adjusted net income	$5.47	$4.08	$10.67	$8.36
Adjusted average number of shares outstanding	15,251	15,219	15,295	15,167

(1) The tax impact of pre-tax adjustments was calculated using the effective tax rate of the operating unit for which each adjustment is associated.

CHEMED CORPORATION AND SUBSIDIARY COMPANIES
OPERATING STATISTICS FOR VITAS SEGMENT
(unaudited)
	Three Months Ended June 30,		Six Months Ended June 30,
OPERATING STATISTICS	2024	2023	2024	2023
Net revenue ($000)
Homecare	$324,778	$278,116	$629,637	$545,166
Inpatient	29,071	27,401	59,374	56,494
Continuous care	24,327	21,081	48,497	41,022
Other	4,733	3,154	8,817	6,175
Subtotal	$382,909	$329,752	$746,325	$648,857
Room and board, net	(3,156)	(2,904)	(6,101)	(5,672)
Contractual allowances	(3,820)	(3,237)	(7,910)	(6,346)
Medicare cap allowance	(1,375)	(2,750)	(3,750)	(5,500)
Total	$374,558	$320,861	$728,564	$631,339
Net revenue as a percent of total before Medicare cap allowances
Homecare	84.8%	84.3%	84.4%	84.0%
Inpatient	7.6	8.3	8.0	8.7
Continuous care	6.4	6.4	6.5	6.3
Other	1.2	1.0	1.1	1.0
Subtotal	100.0	100.0	100.0	100.0
Room and board, net	(0.8)	(0.8)	(0.8)	(0.9)
Contractual allowances	(1.0)	(1.0)	(1.1)	(1.0)
Medicare cap allowance	(0.4)	(0.8)	(0.5)	(0.8)
Total	97.8%	97.4%	97.6%	97.3%
Days of care
Homecare	1,551,163	1,340,655	2,999,075	2,627,092
Nursing home	304,191	279,898	587,349	545,327
Respite	9,102	6,159	16,854	11,919
Subtotal routine homecare and respite	1,864,456	1,626,712	3,603,278	3,184,338
Inpatient	25,895	25,125	52,540	51,494
Continuous care	23,933	21,873	47,970	42,559
Total	1,914,284	1,673,710	3,703,788	3,278,391

Number of days in relevant time period	91	91	182	181

Average daily census (days)
Homecare	17,046	14,732	16,478	14,514
Nursing home	3,343	3,076	3,227	3,013
Respite	100	68	93	66
Subtotal routine homecare and respite	20,489	17,876	19,798	17,593
Inpatient	284	276	288	286
Continuous care	263	240	264	235
Total	21,036	18,392	20,350	18,114

Total Admissions	17,334	15,611	32,245	31,790
Total Discharges	15,898	15,104	32,068	30,509
Average length of stay (days)	100.6	99.5	102.2	99.7
Median length of stay (days)	18.0	16.0	17.0	15.0

ADC by major diagnosis
Cerebro	42.5%	41.9%	43.4%	42.0%
Neurological	13.3	18.8	13.4	19.0
Cancer	10.0	10.8	10.0	10.6
Cardio	16.2	16.1	16.2	16.0
Respiratory	7.3	7.1	7.3	7.2
Other	10.7	5.3	9.7	5.2
Total	100.0%	100.0%	100.0%	100.0%
Admissions by major diagnosis
Cerebro	27.1%	25.9%	27.4%	26.2%
Neurological	8.3	10.1	7.9	10.4
Cancer	25.0	27.1	24.8	25.9
Cardio	16.1	16.3	15.9	16.3
Respiratory	9.6	9.8	10.1	10.4
Other	13.9	10.8	13.9	10.8
Total	100.0%	100.0%	100.0%	100.0%

Estimated uncollectible accounts as a percent of revenues	1.0%	1.0%	1.1%	1.0%
Accounts receivable --
Days of revenue outstanding- excluding unapplied Medicare payments	38.8	35.2	n.a.	n.a.
Days of revenue outstanding- including unapplied Medicare payments	34.7	22.6	n.a.	n.a.

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

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

The Company’s primary market risk exposure relates to interest rate risk exposure through its variable interest line of credit. At June 30, 2024, the Company had no variable rate debt outstanding. For each $10 million borrowed under the credit facility, an increase or decrease of 100 basis points (1%), increases or decreases the Company’s annual interest expense by $100,000.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Item 2(c).    Purchases of Equity Securities by Issuer and Affiliated Purchasers

The following table shows the activity related to our share repurchase program for the first six months of 2024:

	Total Number	Weighted Average	Cumulative Shares	Dollar Amount
	of Shares	Price Paid Per	Repurchased Under	Remaining Under
	Repurchased	Share	the Program	The Program

February 2011 Program
January 1 through January 31, 2024	-	$-	10,591,123	$314,054,431
February 1 through February 29, 2024	-	-	10,591,123	314,054,431
March 1 through March 31, 2024	50,000	646.87	10,641,123	$281,710,685

First Quarter Total	50,000	$646.87

April 1 through April 30, 2024	11,500	$566.75	10,652,623	$275,193,028
May 1 through May 31, 2024	54,231	562.69	10,706,854	244,677,666
June 1 through June 30, 2024	34,269	546.69	10,741,123	$225,943,169

Second Quarter Total	100,000	$557.68

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

101

The following materials from Chemed Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2024 formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) The Condensed Consolidated Balance Sheet, (ii) The Condensed Consolidated Statement of Income, (iii) The Condensed Consolidated Statement of Cash Flows, (iv) The Condensed Statement of Equity, and (v) Notes to the Condensed Consolidated Financial Statements.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, formatted in iXBRL and contained in Exhibit 101.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Chemed Corporation
(Registrant)

Dated:	July 26, 2024	By:	/s/ Kevin J. McNamara
Kevin J. McNamara
(President and Chief Executive Officer)

Dated:	July 26, 2024	By:	/s/ Michael D. Witzeman
Michael D. Witzeman
(Vice President, Chief Financial Officer and Controller)