Form 10-Q
period 2024-09-30
CHEMED CORP
filed 2024-11-01
CIK 19584

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒    Quarterly Report Under Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended September 30, 2024

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	☐	No	☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of Each Exchange on which Registered	Amount	Date

Capital Stock $1 Par Value	CHE	New York Stock Exchange	14,982,607 Shares	September 30, 2024

CHEMED CORPORATION AND

SUBSIDIARY COMPANIES

Index

Page No.
PART I. FINANCIAL INFORMATION:

Item 1. Financial Statements
Unaudited Consolidated Balance Sheets -
September 30, 2024 and December 31, 2023	3

Unaudited Consolidated Statements of Income -
Three months and nine months ended September 30, 2024 and 2023	4

Unaudited Consolidated Statements of Cash Flows -
Nine months ended September 30, 2024 and 2023	5

Unaudited Consolidated Statements of Changes in Stockholders’ Equity-
Three months and nine months ended September 30, 2024 and 2023	6

Notes to Unaudited Consolidated Financial Statements	8

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	22

Item 3. Quantitative and Qualitative Disclosures about Market Risk	39

Item 4. Controls and Procedures	39

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	39

Item 1A. Risk Factors	39

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	40

Item 3. Defaults Upon Senior Securities	40

Item 4. Mine Safety Disclosures	40

Item 5. Other Information	40

Item 6. Exhibits	41

EX – 31.1
EX – 31.2
EX – 32.1
EX – 32.2
EX – 101
EX – 104

SIGNATURES	42

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
CHEMED CORPORATION AND SUBSIDIARY COMPANIES
UNAUDITED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	September 30, 2024	December 31, 2023
ASSETS
Current assets
Cash and cash equivalents	$238,451	$263,958
Accounts receivable less allowances	196,481	181,511
Inventories	9,899	12,004
Prepaid income taxes	14,229	13,166
Prepaid expenses	31,377	30,204
Total current assets	490,437	500,843
Investments of deferred compensation plans held in trust	126,631	106,126
Properties and equipment, at cost, less accumulated depreciation of $375,775 (2023- $354,872)	200,939	203,840
Lease right of use asset	134,111	126,387
Identifiable intangible assets less accumulated amortization of $56,581 (2023 - $48,965)	94,753	90,264
Goodwill	666,860	585,017
Other assets	55,704	55,618
Total Assets	$1,769,435	$1,668,095

LIABILITIES
Current liabilities
Accounts payable	$44,938	$64,034
Accrued insurance	60,308	58,568
Income taxes	3,385	6,858
Accrued compensation	73,141	88,381
Short-term lease liability	42,490	38,635
Other current liabilities	40,517	55,574
Total current liabilities	264,779	312,050
Deferred income taxes	28,076	30,321
Deferred compensation liabilities	122,240	104,069
Long-term lease liability	105,416	100,776
Other liabilities	13,169	13,003
Total Liabilities	533,680	560,219
Commitments and contingencies (Note 10)
STOCKHOLDERS' EQUITY
Capital stock - authorized 80,000,000 shares $1 par; issued 37,394,553 shares (2023 - 37,183,681 shares)	37,395	37,184
Paid-in capital	1,462,569	1,341,273
Retained earnings	2,639,011	2,446,925
Treasury stock - 22,466,949 shares (2023 - 22,148,927 shares)	(2,905,430)	(2,719,588)
Deferred compensation payable in Company stock	2,210	2,082
Total Stockholders' Equity	1,235,755	1,107,876
Total Liabilities and Stockholders' Equity	$1,769,435	$1,668,095

See Accompanying Notes to Unaudited Consolidated Financial Statements.

CHEMED CORPORATION AND SUBSIDIARY COMPANIES
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Service revenues and sales	$606,181	$564,532	$1,791,294	$1,678,505
Cost of services provided and goods sold (excluding depreciation)	396,187	362,358	1,171,064	1,107,256
Selling, general and administrative expenses	101,981	99,602	320,109	294,684
Depreciation	13,147	12,858	39,601	37,778
Amortization	2,550	2,521	7,617	7,548
Other operating expense	159	343	288	2,064
Total costs and expenses	514,024	477,682	1,538,679	1,449,330
Income from operations	92,157	86,850	252,615	229,175
Interest expense	(427)	(444)	(1,281)	(2,766)
Other income - net	9,299	6,859	28,008	8,365
Income before income taxes	101,029	93,265	279,342	234,774
Income taxes	(25,253)	(18,307)	(67,662)	(52,318)
Net income	$75,776	$74,958	$211,680	$182,456

Earnings Per Share:
Net income	$5.04	$4.97	$14.04	$12.14
Average number of shares outstanding	15,025	15,075	15,082	15,034

Diluted Earnings Per Share:
Net income	$5.00	$4.93	$13.88	$12.02
Average number of shares outstanding	15,168	15,200	15,253	15,178

Cash Dividends Per Share	$0.50	$0.40	$1.30	$1.16

See Accompanying Notes to Unaudited Consolidated Financial Statements.

CHEMED CORPORATION AND SUBSIDIARY COMPANIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Nine Months Ended September 30,
	2024	2023
Cash Flows from Operating Activities
Net income	$211,680	$182,456
Adjustments to reconcile net income to net cash provided
by operating activities:
Depreciation and amortization	47,218	45,326
Stock option expense	23,933	22,376
Noncash long-term incentive compensation	15,783	6,637
Litigation settlements	(5,750)	2,050
Benefit for deferred income taxes	(2,245)	(8,232)
Noncash directors' compensation	1,282	1,444
Amortization of debt issuance costs	241	500
Changes in operating assets and liabilities:
Increase in accounts receivable	(14,336)	(27,843)
Decrease/(increase) in inventories	2,125	(2,239)
(Increase)/decrease in prepaid expenses	(1,173)	781
Decrease in accounts payable and other current liabilities	(19,641)	(15,815)
Change in current income taxes	(4,545)	12,314
Net change in lease assets and liabilities	(400)	(892)
Increase in other assets	(21,101)	(8,622)
Increase in other liabilities	18,348	11,426
Other sources	1,165	69
Net cash provided by operating activities	252,584	221,736
Cash Flows from Investing Activities
Business combinations, net of cash acquired	(97,400)	(3,994)
Capital expenditures	(36,770)	(45,075)
Proceeds from sale of fixed assets	3,060	506
Other uses	(281)	(409)
Net cash used by investing activities	(131,391)	(48,972)
Cash Flows from Financing Activities
Purchases of treasury stock	(152,049)	(27,769)
Proceeds from exercise of stock options	49,906	58,277
Dividends paid	(19,594)	(17,446)
Change in cash overdrafts payable	(15,749)	16,182
Capital stock surrendered to pay taxes on stock-based compensation	(8,827)	(5,446)
Payments on other long-term debt	-	(97,500)
Other uses	(387)	(38)
Net cash used by financing activities	(146,700)	(73,740)
(Decrease)/increase in Cash and Cash Equivalents	(25,507)	99,024
Cash and cash equivalents at beginning of period	263,958	74,126
Cash and cash equivalents at end of period	$238,451	$173,150

See Accompanying Notes to Unaudited Consolidated Financial Statements.

CHEMED CORPORATION AND SUBSIDIARY COMPANIES
UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(in thousands, except per share data)

For the three months ended September 30, 2024 and 2023:					Deferred
					Compensation
				Treasury	Payable in
	Capital	Paid-in	Retained	Stock-	Company
	Stock	Capital	Earnings	at Cost	Stock	Total
Balance at June 30, 2024	$37,313	$1,416,166	$2,570,722	$(2,819,053)	$2,149	$1,207,297
Net income	-	-	75,776	-	-	75,776
Dividends paid ($0.50 per share)	-	-	(7,487)	-	-	(7,487)
Stock awards and exercise of stock options	82	46,008	-	(28,523)	-	17,567
Purchases of treasury stock	-	-	-	(57,820)	-	(57,820)
Other	-	395	-	(34)	61	422
Balance at September 30, 2024	$37,395	$1,462,569	$2,639,011	$(2,905,430)	$2,210	$1,235,755
					Deferred
					Compensation
				Treasury	Payable in
	Capital	Paid-in	Retained	Stock-	Company
	Stock	Capital	Earnings	at Cost	Stock	Total
Balance at June 30, 2023	$36,996	$1,240,415	$2,294,004	$(2,621,657)	$2,321	$952,079
Net income	-	-	74,958	-	-	74,958
Dividends paid ($0.40 per share)	-	-	(6,034)	-	-	(6,034)
Stock awards and exercise of stock options	17	14,462	-	(1,372)	-	13,107
Purchases of treasury stock	-	-	-	(14,344)	-	(14,344)
Other	-	(521)	-	271	(273)	(523)
Balance at September 30, 2023	$37,013	$1,254,356	$2,362,928	$(2,637,102)	$2,048	$1,019,243

See Accompanying Notes to Unaudited Consolidated Financial Statements.

CHEMED CORPORATION AND SUBSIDIARY COMPANIES
UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(in thousands, except per share data)
For the nine months ended September 30, 2024 and 2023:					Deferred
					Compensation
				Treasury	Payable in
	Capital	Paid-in	Retained	Stock-	Company
	Stock	Capital	Earnings	at Cost	Stock	Total
Balance at December 31, 2023	$37,184	$1,341,273	$2,446,925	$(2,719,588)	$2,082	$1,107,876
Net income	-	-	211,680	-	-	211,680
Dividends paid ($1.30 per share)	-	-	(19,594)	-	-	(19,594)
Stock awards and exercise of stock options	211	121,675	-	(39,809)	-	82,077
Purchases of treasury stock	-	-	-	(145,933)	-	(145,933)
Other	-	(379)	-	(100)	128	(351)
Balance at September 30, 2024	$37,395	$1,462,569	$2,639,011	$(2,905,430)	$2,210	$1,235,755
					Deferred
					Compensation
				Treasury	Payable in
	Capital	Paid-in	Retained	Stock-	Company
	Stock	Capital	Earnings	at Cost	Stock	Total
Balance at December 31, 2022	$36,796	$1,149,899	$2,197,918	$(2,588,145)	$2,247	$798,715
Net income	-	-	182,456	-	-	182,456
Dividends paid ($1.16 per share)	-	-	(17,446)	-	-	(17,446)
Stock awards and exercise of stock options	217	104,457	-	(21,386)	-	83,288
Purchases of treasury stock	-	-	-	(27,769)	-	(27,769)
Other	-	-	-	198	(199)	(1)
Balance at September 30, 2023	$37,013	$1,254,356	$2,362,928	$(2,637,102)	$2,048	$1,019,243

See Accompanying Notes to Unaudited Consolidated Financial Statements.

CHEMED CORPORATION AND SUBSIDIARY COMPANIES

Notes to Unaudited Consolidated Financial Statements

1.    Basis of Presentation

As used herein, the terms “We,” “Company” and “Chemed” refer to Chemed Corporation or Chemed Corporation and its consolidated subsidiaries.

We have prepared the accompanying unaudited consolidated financial statements of Chemed in accordance with Rule 10-01 of SEC Regulation S-X. Consequently, we have omitted certain disclosures required under generally accepted accounting principles in the United States (“GAAP”) for complete financial statements. The December 31, 2023 balance sheet data were derived from audited financial statements but do not include all disclosures required by GAAP. However, in our opinion, the financial statements presented herein contain all adjustments, consisting only of normal recurring adjustments, necessary to state fairly our financial position, results of operations and cash flows. The results of operations for the three and nine months ended September 30, 2024 are not necessarily indicative of the results that may be expected for the year ending December 31, 2024 or any other future period, and we make no representations related thereto. These financial statements are prepared on the same basis as and should be read in conjunction with the audited Consolidated Financial Statements and related Notes included in our Annual Report on Form 10-K for the year ended December 31, 2023.

CLOUD COMPUTING

As of September 30, 2024, Roto-Rooter has no significant capitalized implementation costs related to cloud computing.

VITAS utilizes a human resources system that is considered a cloud computing arrangement. We have capitalized approximately $5.6 million related to implementation of this project which is included in prepaid assets in the accompanying balance sheets. The VITAS human resource system was placed into service in January 2020 and is being amortized over 5.7 years. For the three months ended September 30, 2024 and 2023, $249,000 has been amortized, respectively. For the nine months ended September 30, 2024 and 2023, $746,000 has been amortized, respectively.

INCOME TAXES

Our effective income tax rate was 25.0% in the third quarter of 2024 compared to 19.6% during the third quarter of 2023. Excess tax benefit on stock options exercised reduced our income tax expenses by $389,000 and $225,000 for the quarters ended September 30, 2024 and 2023, respectively.

Our effective income tax rate was 24.2% in the first nine months of 2024 compared to 22.3% during the first nine months of 2023. Excess tax benefit on stock options exercised reduced our income tax expenses by $4.3 million and $3.4 million for the first nine months ended September 30, 2024 and 2023, respectively.

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

NON-CASH TRANSACTIONS

Included in the accompanying Consolidated Balance Sheets are $323,000 and $690,000 of capitalized property and equipment which were not paid for as of September 30, 2024 and December 31, 2023, respectively. Accrued property and equipment purchases have been excluded from capital expenditures in the accompanying Consolidated Statements of Cash Flow. There are no material non-cash amounts included in interest expense for any period presented.

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

Care is provided to patients regardless of their ability to pay. Patients who meet our criteria for charity care are provided care without charge. There is no revenue or associated accounts receivable in the accompanying Consolidated Financial Statements related to charity care. The cost of providing charity care for the quarters ended September 30, 2024 and 2023 was $2.4 million and $2.0 million, respectively. The cost of providing charity care during the first nine months ended September 30, 2024 and 2023 was $6.8 million and $6.1 million, respectively. The cost of charity care is included in cost of services provided and goods sold and is calculated by taking the ratio of charity care days to total days of care and multiplying by the total cost of care.

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

We are subject to certain limitations on Medicare payments for services which are considered variable consideration, as follows:

Inpatient Cap. If the number of inpatient care days any hospice program provides to Medicare beneficiaries exceeds 20% of the total days of hospice care such program provided to all Medicare patients for an annual period beginning September 28, the days in excess of the 20% figure may be reimbursed only at the routine homecare rate. None of VITAS’ hospice programs exceeded the payment limits on inpatient services during the three months ended September 30, 2024 and 2023.

Medicare Cap. We are also subject to a Medicare annual per-beneficiary cap (“Medicare cap”). Compliance with the Medicare cap is measured in one of two ways based on a provider election. The “streamlined” method compares total Medicare payments received under a Medicare provider number with respect to services provided to all Medicare hospice care beneficiaries in the program or programs covered by that Medicare provider number with the product of the per-beneficiary cap amount and the number of Medicare beneficiaries electing hospice care for the first time from that hospice program or programs from September 28 through September 27 of the following year. At September 30, 2024, all our programs except one are using the “streamlined” method.

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

The composition of patient care service revenue by payor and level of care for the quarter ended September 30, 2024 is as follows (in thousands):

	Medicare	Medicaid	Commercial	Total
Routine home care	$319,151	$12,013	$7,180	$338,344
Inpatient care	25,647	2,111	2,165	29,923
Continuous care	23,657	942	1,200	25,799
	$368,455	$15,066	$10,545	$394,066

All other revenue - self-pay, respite care, etc.				5,082
Subtotal				$399,148
Medicare cap adjustment				(2,239)
Implicit price concessions				(2,167)
Room and board, net				(3,336)
Net revenue				$391,406

The composition of patient care service revenue by payor and level of care for the quarter ended September 30, 2023 is as follows (in thousands):

	Medicare	Medicaid	Commercial	Total
Routine home care	$269,954	$11,187	$6,248	$287,389
Inpatient care	23,983	2,197	1,638	27,818
Continuous care	20,160	870	1,002	22,032
	$314,097	$14,254	$8,888	$337,239

All other revenue - self-pay, respite care, etc.				3,562
Subtotal				$340,801
Medicare cap adjustment				(125)
Implicit price concessions				(4,302)
Room and board, net				(2,646)
Net revenue				$333,728

The composition of patient care service revenue by payor and level of care for the nine months ended September 30, 2024 is as follows (in thousands):

	Medicare	Medicaid	Commercial	Total
Routine home care	$911,197	$36,691	$20,093	$967,981
Inpatient care	76,905	6,740	5,652	89,297
Continuous care	68,649	2,588	3,058	74,295
	$1,056,751	$46,019	$28,803	$1,131,573

All other revenue - self-pay, respite care, etc.				13,900
Subtotal				$1,145,473
Medicare cap adjustment				(5,989)
Implicit price concessions				(10,077)
Room and board, net				(9,437)
Net revenue				$1,119,970

The composition of patient care service revenue by payor and level of care for the nine months ended September 30, 2023 is as follows (in thousands):

	Medicare	Medicaid	Commercial	Total
Routine home care	$781,639	$33,143	$17,772	$832,554
Inpatient care	73,402	6,477	4,433	84,312
Continuous care	58,071	2,384	2,599	63,054
	$913,112	$42,004	$24,804	$979,920

All other revenue - self-pay, respite care, etc.				9,738
Subtotal				$989,658
Medicare cap adjustment				(5,625)
Implicit price concessions				(10,650)
Room and board, net				(8,317)
Net revenue				$965,066

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

The composition of disaggregated revenue for the third quarter is as follows (in thousands):

	September 30,
	2024	2023
Drain cleaning	$56,049	$59,164
Plumbing	43,471	49,113
Excavation	53,935	56,904
Other	218	334
Subtotal - short term core	153,673	165,515
Water restoration	42,412	45,435
Independent contractors	17,698	20,509
Franchisee fees	1,454	1,457
Other	5,408	4,246
Gross revenue	220,645	237,162
Implicit price concessions and credit memos	(5,870)	(6,358)
Net revenue	$214,775	$230,804

The composition of disaggregated revenue for the first nine months is as follows (in thousands):

	September 30,
	2024	2023
Drain cleaning	$175,535	$186,016
Plumbing	137,614	148,285
Excavation	168,266	174,032
Other	665	711
Subtotal - short term core	482,080	509,044
Water restoration	131,867	141,176
Independent contractors	55,569	65,684
Franchisee fees	4,344	4,195
Other	17,287	13,292
Gross revenue	691,147	733,391
Implicit price concessions and credit memos	(19,823)	(19,952)
Net revenue	$671,324	$713,439

3.    Segments

Service revenues and sales by business segment are shown in Note 2. After-tax income/(loss) by business segment are as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
VITAS	$53,486	$44,331	$146,707	$95,223
Roto-Rooter	37,955	50,327	119,326	142,354
Total	91,441	94,658	266,033	237,577
Corporate	(15,665)	(19,700)	(54,353)	(55,121)
Net income	$75,776	$74,958	$211,680	$182,456

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

4.    Earnings per Share

Earnings per share (“EPS”) are computed using the weighted average number of shares of capital stock outstanding. Earnings and diluted earnings per share are computed as follows (in thousands, except per share data):

		Net Income
For the Three Months Ended September 30,		Income	Shares	Earnings per Share
2024
	Earnings	$75,776	15,025	$5.04
	Dilutive stock options	-	99
	Nonvested stock awards	-	44
	Diluted earnings	$75,776	15,168	$5.00

2023
	Earnings	$74,958	15,075	$4.97
	Dilutive stock options	-	82
	Nonvested stock awards	-	43
	Diluted earnings	$74,958	15,200	$4.93

		Net Income
For the Nine Months Ended September 30,		Income	Shares	Earnings per Share
2024
	Earnings	$211,680	15,082	$14.04
	Dilutive stock options	-	122
	Nonvested stock awards	-	49
	Diluted earnings	$211,680	15,253	$13.88

2023
	Earnings	$182,456	15,034	$12.14
	Dilutive stock options	-	98
	Nonvested stock awards	-	46
	Diluted earnings	$182,456	15,178	$12.02

For the three and nine months ended September 30, 2024, there were 307,000 and 302,000, respectively, stock options excluded from the computation of dilutive earnings per share because they would have been anti-dilutive.

For the three and nine months ended September 30, 2023, there were 309,000 stock options excluded from the computation of dilutive earnings per share because they would have been anti-dilutive.

5.    Long-Term Debt and Lines of Credit

On June 28, 2022, we replaced our existing credit facility with a fifth amended and restated Credit Agreement (“2022 Credit Facilities”). Terms of the 2022 Credit Facilities consist of a five-year $450.0 million revolver as well as a five-year $100.0 million term loan. The 2022 Credit Facilities have a floating interest rate that is generally the secured overnight financing rate (“SOFR”) plus an additional tiered rate which varies based on our current leverage ratio. As of September 30, 2024, the interest rate is SOFR plus 100 basis points. The 2022 Credit Facilities include an expansion feature that provides the Company the opportunity to increase its revolver and/or term loan by an additional $250.0 million.

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

The 2022 Credit Facilities contain the following quarterly financial covenants effective as of September 30, 2024:

Description	Requirement

Leverage Ratio (Consolidated Indebtedness/Consolidated Adj. EBITDA)	< 3.50 to 1.00

Interest Coverage Ratio (Consolidated Adj. EBITDA/Consolidated Interest Expense)	> 3.00 to 1.00

We are in compliance with all debt covenants as of September 30, 2024. We have issued $45.2 million in standby letters of credit as of September 30, 2024, mainly for insurance purposes. Issued letters of credit reduce our available credit under the 2022 Credit Facilities. As of September 30, 2024, we have approximately $404.8 million of unused lines of credit available and eligible to be drawn down under the revolving credit facility.

6.    Other Income – Net

Other income – net comprises the following (in thousands):

Three months ended September 30,			Nine months ended September 30,
2024		2023	2024	2023
Market value adjustment on assets held in
deferred compensation trust	$5,629	$4,257	$16,600	$5,441
Interest income	3,668	2,600	11,405	2,863
Other-net	2	2	3	61
Total other income - net	$9,299	$6,859	$28,008	$8,365

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

We do not currently have any finance leases, therefore all lease information disclosed is related to operating leases.

The components of balance sheet information related to leases were as follows:

	September 30,	December 31,
	2024	2023
Assets
Operating lease assets	$134,111	$126,387

Liabilities
Current operating leases	42,490	38,635
Noncurrent operating leases	105,416	100,776
Total operating lease liabilities	$147,906	$139,411

The components of lease expense for the third quarter are as follows (in thousands):

	Three months ended September 30,
	2024	2023
Lease Expense (a)
Operating lease expense	$16,548	$14,999
Sublease income	(103)	(23)
Net lease expense	$16,445	$14,976

The components of lease expense for the first nine months are as follows (in thousands):

	Nine months ended September 30,
	2024	2023
Lease Expense (a)
Operating lease expense	$47,821	$44,811
Sublease income	(216)	(70)
Net lease expense	$47,605	$44,741

(a)Includes short-term leases and variable lease costs, which are immaterial. Included in both cost of services provided and goods sold and selling, general and administrative expenses.

The components of cash flow information related to leases were as follows:

	Nine months ended September 30,
	2024	2023
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from leases	$38,564	$37,352

Leased assets obtained in exchange for new operating lease liabilities	$43,759	$21,630

Weighted Average Remaining Lease Term at September 30, 2024
Operating leases	4.71	years

Weighted Average Discount Rate at September 30, 2024
Operating leases	3.64%

Maturity of Operating Lease Liabilities (in thousands)

2024	$13,037
2025	46,769
2026	36,143
2027	23,190
2028	16,816
Thereafter	26,388
Total lease payments	$162,343
Less: interest	(14,437)
Total liability recognized on the balance sheet	$147,906

For leases commencing prior to April 2019, minimum rental payments exclude payments to landlords for real estate taxes and common area maintenance. Operating lease payments include $3.1 million related to extended lease terms that are reasonably certain of being exercised and exclude $1.8 million of lease payments for leases signed but not yet commenced.

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

At the end of 2023, the then Chief Financial Officer (CFO) transitioned to an employee advisor role.  In early 2024, in connection with this change of roles, the CFO’s employment agreement terminated, and the CFO was given a one-time grant of 6,424 PSUs to be paid based on the Company’s TSR performance for the fiscal years 2024 to 2026.  This one-time grant is structured the same as the Company’s standard TSR-based PSU grants with the exception that there are no future service requirements to be satisfied by the employee and a minimum value of shares are guaranteed.  Based on the structure of the one-time award, the entire value of the award, $5.3 million, was recognized as compensation expense in SG&A in the consolidated statements of income for the period ended March 31, 2024.

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

Three months ended September 30,		Nine months ended September 30,
2024	2023	2024	2023
$8,876	$8,551	$29,114	$19,974

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

11.    Concentration of Risk

As of September 30, 2024, and December 31, 2023, approximately 73% and 75%, respectively, of VITAS’ total accounts receivable balance were from Medicare and 22% and 19%, respectively, of VITAS’ total accounts receivable balance were due from various state Medicaid or managed Medicaid programs. Combined accounts receivable from Medicare, Medicaid, and managed Medicaid represent approximately 83% of the consolidated net accounts receivable in the accompanying consolidated balance sheets as of September 30, 2024.

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

12.    Cash Overdrafts and Cash Equivalents

There is no cash overdraft included in accounts payable at September 30, 2024. There was $15.7 million of cash overdrafts included in accounts payable at December 31, 2023.

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

13.    Other Assets

Other assets comprise the following (in thousands):

	September 30,	December 31,
	2024	2023

Deposit with OAS	$46,968	$46,968
Cash surrender value life insurance	3,767	3,651
Noncurrent advances and deposits	2,249	2,139
Deferred debt costs	1,008	1,197
Other	1,712	1,663
Total other assets	$55,704	$55,618

14.    Other Current Liabilities

	September 30,	December 31,
	2024	2023

Medicare cap	$11,154	$13,245
Accrued advertising	3,236	4,641
Accrued legal	450	6,386
Healthcare worker retention bonus	117	8,901
All other	25,560	22,401
Total other current liabilities	$40,517	$55,574

 There are no individual amounts exceeding 5% of the total current liabilities in the “all other” line for either period presented.

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

The following shows the carrying value, fair value and the hierarchy for our financial instruments as of September 30, 2024 (in thousands):

		Fair Value Measure
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Investments of deferred compensation plans held in trust	$126,631	$126,631	$-	$-
Cash equivalents	249,659	249,659	-	-

The following shows the carrying value, fair value and the hierarchy for our financial instruments as of December 31, 2023 (in thousands):

		Fair Value Measure
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Investments of deferred compensation plans held in trust	$106,126	$106,126	$-	$-
Cash equivalents	257,343	257,343	-	-

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

16.    Capital Stock Repurchase Plan Transactions

We repurchased the following capital stock:

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023

Total cost of repurchased shares (in thousands)	$57,820	$14,344	$145,933	$27,769
Shares repurchased	100,000	28,457	250,000	53,457
Weighted average price per share	$578.21	$504.07	$583.73	$519.46

In November 2023, the Board of Directors authorized $300.0 million for additional stock repurchase under the February 2011 repurchase program. In May and November 2021, the Board of Directors authorized a total of $600.0 million for additional stock repurchase under Chemed’s existing share repurchase program. We currently have $168.1 million of authorization remaining under this share repurchase plan.

17.    Acquisitions

On March 11, 2024, Roto-Rooter completed the acquisition of one franchise in New Jersey for $5.8 million in cash. On March 27, 2024, Roto-Rooter completed the acquisition of one franchise in Texas for $1.5 million in cash. On August 20, 2024, Roto-Rooter completed the acquisition of one franchise in Kentucky for $5.1 million in cash.

On April 17, 2024, VITAS completed the purchase of all hospice operations and an assisted living facility from Covenant Health and Community Services, Inc d/b/a/ Covenant Care (“Covenant”) for an aggregated purchase price of $85.0 million in cash.

The purchase price allocation of the acquired VITAS business is as follows (in thousands):

Goodwill	$70,803
Operating licenses	10,960
Property, plant, and equipment	3,237
$85,000

Revenue for the Covenant acquisition for the third quarter of 2024, was approximately $10.0 million to $11.0 million and this translated to net income of approximately $1.8 million to $2.0 million. The revenue for the Covenant acquisition for the first nine months of 2024, was approximately $18.2 million to $19.7 million and this translated to net income of approximately $3.4 to $3.8 million.

The pro forma revenue and earnings for the Company for the three and nine months ended September 30, as if the Covenant acquisition made in 2024 was completed on January 1, 2023 are as follows (in thousands, except per share data):

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023

Service revenues and sales	$606,181	$578,472	$1,808,426	$1,720,325
Net income	$75,776	$76,735	$215,905	$187,786
Earnings per share	$5.04	$5.09	$14.32	$12.49
Diluted earnings per share	$5.00	$5.05	$14.15	$12.37

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

Shown below is movement in Goodwill (in thousands):

	VITAS	Roto-Rooter	Total
Balance at December 31, 2023	$334,063	$250,954	$585,017
Business combinations	70,803	11,069	81,872
Foreign currency adjustments	-	(29)	(29)
Balance at September 30, 2024	$404,866	$261,994	$666,860

18. Recent Accounting Standards

In November 2023, the FASB issued Accounting Standards Update “ASU 2023-07 – Reportable Segments”. The guidance provides enhanced disclosures about significant segment expenses. The purpose of the amendment is to provide investors with a better understanding of an entity’s overall performance and assess potential future cash flows. The guidance is effective for fiscal periods beginning after December 31, 2023, and interim periods within fiscal years beginning after December 31, 2024. The ASU will require additional footnote disclosures but will not have a material impact on the Company’s consolidated financial statements.

In December 2023, the FASB issued Accounting Standards Update “ASU 2023-09 – Income Tax Disclosure”. The guidance provides increased transparency related to tax risk and tax planning through (1) disclosure in specific categories in the rate reconciliation and (2) provide additional information for reconciling items when a quantitative threshold is met. The guidance is effective for fiscal periods beginning after December 31, 2024. The ASU will require additional footnote disclosures but we do not expect it to have a material impact on the Company’s consolidated financial statements.

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

The following is a summary of the key operating results (in thousands except per share amounts):

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Service revenues and sales	$606,181	$564,532	$1,791,294	$1,678,505
Net income	$75,776	$74,958	$211,680	$182,456
Diluted EPS	$5.00	$4.93	$13.88	$12.02
Adjusted net income	$85,485	$80,866	$248,735	$207,701
Adjusted diluted EPS	$5.64	$5.32	$16.31	$13.68
Adjusted EBITDA	$122,994	$115,836	$357,505	$312,253
Adjusted EBITDA as a % of revenue	20.3%	20.5%	20.0%	18.6%

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

For the three months ended September 30, 2024, the increase in consolidated service revenues and sales was driven by a 17.3% increase at VITAS offset by a 6.9% decrease at Roto-Rooter. The increase in service revenues at VITAS is comprised primarily of a 15.5% increase in days-of-care and a geographically weighted average Medicare reimbursement rate increase of approximately 2.6%. Acuity mix shift negatively impacted revenue growth by 140-basis points in the quarter when compared to the prior year revenue and level-of-care mix. The combination of Medicare cap and other contra revenue changes increased revenue growth by 64-basis points. The decrease in service revenues at Roto-Rooter was driven by a decrease in all service lines.

For the nine months ended September 30, 2024, the increase in consolidated service revenues and sales was driven by a 16.1% increase at VITAS offset by a 5.9% decrease at Roto-Rooter. The increase in service revenues at VITAS is comprised primarily of a 13.9% increase in days-of-care and a geographically weighted average Medicare reimbursement rate increase of approximately 2.6%. Acuity mix shift negatively impacted revenue growth by 110-basis points in the quarter when compared to the prior year revenue and level-of-care mix. The combination of Medicare cap and other contra revenue changes increased revenue growth by 70-basis points. The decrease in service revenues at Roto-Rooter was driven by a decrease in all service lines.

On April 17, 2024, VITAS completed the purchase of all hospice operations and an assisted living facility from Covenant Health and Community Services, Inc d/b/a/ Covenant Care (“Covenant”) for an aggregated purchase price of $85.0 million in cash.

The pro forma revenue and earnings for the Company for the three and nine months ended September 30, as if the Covenant acquisition made in 2024 was completed on January 1, 2023 are as follows (in thousands, except per share data):

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023

Service revenues and sales	$606,181	$578,472	$1,808,426	$1,720,325
Net income	$75,776	$76,735	$215,905	$187,786
Earnings per share	$5.04	$5.09	$14.31	$12.49
Diluted earnings per share	$5.00	$5.05	$14.15	$12.37

Hurricane Helene, which impacted the panhandle of Florida and other parts of the southeastern United States in late September, did not result in any significant property loss or damage to VITAS. However, as with other similar events, we did experience a slowdown in admission activity while health systems prepared for the hurricane and then dealt with the aftermath. We estimate that admissions were negatively impacted during the quarter by approximately 60-100 patients. We also believe that the Florida admission impact will be more significant in the fourth quarter with the combination of Hurricanes Helene and Milton.

VITAS continues to perform as anticipated, and we reiterate the metrics for VITAS as presented in our second quarter 2024 press release. Roto-Rooter’s revenue and resulting adjusted EBITDA and adjusted net income was softer than anticipated during the third quarter of 2024. As a result of these factors, full-year 2024 earnings per diluted share, excluding non-cash expense for stock options, tax benefits from stock option exercises, costs related to litigation and other discrete items, is estimated to be in the range of $23.00 to $23.15. This range represents a 13.3% to 14.0% increase from Chemed’s reported adjusted earnings per diluted share of $20.30. This guidance assumes an effective corporate tax rate on adjusted earnings of 24.3% and a diluted share count of 15.22 million shares.

Financial Condition

Liquidity and Capital Resources

Material changes in the balance sheet accounts from December 31, 2023 to September 30, 2024 include the following:

•A $20.5 million increase in investments of deferred compensation plans due mainly to market valuation gains. This resulted in a similar increase in the liability associated with deferred compensation plans.

•A $7.7 million increase in lease right of use asset due to lease renewals. This resulted in a similar increase in the lease liability accounts.

•A $4.5 million increase in identifiable intangible assets due primarily to the Covenant acquisition at VITAS.

•A $81.8 million increase in goodwill due primarily to the Covenant acquisition at VITAS.

•A $19.1 million decrease in accounts payable due to timing of payments.

•A $3.5 million decrease in income taxes payable due to timing of payments.

•A $15.2 million decline in accrued compensation due primarily to the payment of 2023 bonuses in the first quarter of 2024.

•A $15.1 million decrease in other current liabilities due to payments of legal settlements at VITAS and Roto-Rooter, payments of the Retention Bonus Program implemented at VITAS and a decrease in the Medicare Cap liability at VITAS.

Net cash provided by operating activities increased $30.8 million from September 30, 2023 to September 30, 2024. The main driver is an increase in earnings of $29.2 million.

Significant changes in our accounts receivable balances are typically driven by the timing of payments received from the Federal government at our VITAS subsidiary. We typically receive a payment in excess of $50.0 million from the Federal government for hospice services every other Friday. The timing of a period end will have a significant impact on the accounts receivable at VITAS. These changes generally normalize over a two-year period, as cash flow variations in one year are offset in the following year.

Management continually evaluates cash utilization alternatives, including share repurchase, debt repurchase, acquisitions and increased dividends to determine the most beneficial use of available capital resources.

We anticipate that our operating income and cash flows will be sufficient to operate our business and meet any commitments for the foreseeable future.

Commitments and Contingencies

On June 28, 2022, we replaced our existing credit facility with a fifth amended and restated Credit Agreement (“2022 Credit Facilities”). Terms of the 2022 Credit Facilities consist of a five-year $450.0 million revolver as well as a five-year $100.0 million term loan. The 2022 Credit Facilities have a floating interest rate that is generally SOFR plus an additional tiered rate which varies based on our current leverage ratio. As of September 30, 2024, the interest rate is SOFR plus 100 basis points. The 2022 Credit Facilities include an expansion feature that provides the Company the opportunity to increase its revolver and/or term loan by an additional $250.0 million.

We made prepayments totaling $75.0 million in the first quarter of 2023, on the $100.0 million term loan. We paid the remaining balance of $21.3 million on April 28, 2023. There were no prepayment penalties associated with this repayment. This prepayment reduced the total borrowing capacity of the 2022 Credit Facilities from $550.0 million to $450.0 million.

We have issued $45.2 million in standby letters of credit as of September 30, 2024, mainly for insurance purposes. Issued letters of credit reduce our available credit under the 2022 Credit Facilities. As of September 30, 2024, we have approximately $404.8 million of unused lines of credit available and are eligible to be drawn down under our revolving credit facility. Management believes its liquidity and sources of capital are satisfactory for the Company’s needs in the foreseeable future.

Collectively, the terms of the 2022 Credit Facilities require us to meet various financial covenants, to be tested quarterly. We are in compliance with all financial and other debt covenants as of September 30, 2024 and anticipate remaining in compliance throughout the foreseeable future.

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

Results of Operations

Three months ended September 30, 2024 versus 2023 - Consolidated Results

Our service revenues and sales for the third quarter of 2024 increased 7.4% versus services and sales revenues for the third quarter of 2023. Of this increase, a $57.7 million increase was attributable to VITAS, offset by a $16.0 million decrease at Roto-Rooter. The following chart shows the components of revenue by operating segment (in thousands):

	Three months ended September 30,		Increase/(Decrease)
	2024	2023	Percent
VITAS
Routine homecare	$338,344	$287,389	17.7
General inpatient	29,923	27,818	7.6
Continuous care	25,799	22,032	17.1
Other	5,082	3,562	42.7
Subtotal	399,148	340,801	17.1
Medicare cap adjustment	(2,239)	(125)	(1,691.2)
Room and board - net	(3,336)	(2,646)	(26.1)
Implicit price concessions	(2,167)	(4,302)	49.6
Net revenue	$391,406	$333,728	17.3

Roto-Rooter
Drain cleaning	$56,049	$59,164	(5.3)
Plumbing	43,471	49,113	(11.5)
Excavation	53,935	56,904	(5.2)
Other	218	334	(34.7)
Subtotal - short term core	153,673	165,515	(7.2)
Water restoration	42,412	45,435	(6.7)
Independent contractors	17,698	20,509	(13.7)
Outside franchisee fees	1,454	1,457	(0.2)
Other	5,408	4,246	27.4
Gross revenue	220,645	237,162	(7.0)
Implicit price concessions	(5,870)	(6,358)	7.7
Net revenue	214,775	230,804	(6.9)
Total Revenues	$606,181	$564,532	7.4

Days of care at VITAS during the quarters were as follows:

	Three months ended September 30,		Increase/(Decrease)
	2024	2023	Percent

Routine homecare	1,622,680	1,391,377	16.6
Nursing home	320,664	287,785	11.4
Respite	9,952	7,292	36.5
Subtotal routine homecare and respite	1,953,296	1,686,454	15.8
General inpatient	26,524	25,493	4.0
Continuous care	24,365	23,071	5.6
Total days of care	2,004,185	1,735,018	15.5

The increase in service revenues at VITAS is comprised primarily of a 15.5% increase in days-of-care and a geographically weighted average Medicare reimbursement rate increase of approximately 2.6%. Acuity mix shift negatively impacted revenue growth by 140-basis points in the quarter when compared to the prior year revenue and level-of-care mix. The combination of Medicare cap and other contra revenue changes increased revenue growth by 64-basis.

The decrease in drain cleaning revenues for the third quarter of 2024 versus 2023 is attributable to a 3.6% increase in price and service mix offset by an 8.9% decrease in job count. The decrease in plumbing revenues for the third quarter of 2024 versus 2023 is attributable to a 1.8% decrease in price and service mix shift and a 9.7% decrease in job count. Excavation and water restoration jobs are generally sold as a result of initial calls from customers regarding drain cleaning issues.

The consolidated gross margin was 34.6% in the third quarter of 2024 as compared with 35.8% in the third quarter of 2023. On a segment basis, VITAS’ gross margin was 24.6% in the third quarter of 2024 as compared with 24.0%, in the third quarter of 2023. The increase in gross margin at VITAS is mostly the result of increased revenues. The Roto-Rooter segment’s gross margin was 52.9% for the third quarter of 2024 and the third quarter of 2023.

Selling, general and administrative expenses (“SG&A”) comprise (in thousands):

	Three months ended September 30,
	2024	2023
SG&A expenses before long-term incentive compensation and the impact of market value adjustments related to deferred compensation trusts	$93,269	$91,792
Impact of market value adjustments related to assets held in deferred compensation trusts	5,629	4,257
Long-term incentive compensation	3,083	3,553
Total SG&A expenses	$101,981	$99,602

SG&A expenses before long-term incentive compensation and the impact of market value adjustments related to deferred compensation trusts for the third quarter of 2024 were up 1.6% when compared to third quarter of 2023 due mainly to normal salary increases and an increase in variable selling expenses, primarily increased marketing expense at Roto-Rooter.

Other income – net comprise (in thousands):

	Three months ended September 30,
	2024	2023
Market value adjustment on assets held in deferred compensation trusts	$5,629	$4,257
Interest income	3,668	2,600
Other	2	2
Total other income - net	$9,299	$6,859

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

Our effective tax rate reconciliation is as follows (in thousands):

	Three months ended September 30,
	2024	2023

Income tax provision calculated at the statutory federal rate	$21,216	$19,586
State and local income taxes	2,857	2,105
Stock compensation tax benefits	(389)	(225)
Effect of rate change on deferred tax	-	(4,241)
Other--net	1,569	1,082
Income tax provision	$25,253	$18,307
Effective tax rate	25.0%	19.6%

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

Net income for both periods included the following after-tax items/adjustments that (reduced) or increased after-tax earnings (in thousands):

	Three months ended September 30,
	2024	2023
VITAS
Acquisition expense	$(298)	$-
Impact of deferred rate tax change	-	1,772
Roto-Rooter
Amortization of reacquired franchise agreements	(1,804)	(1,954)
Acquisition expense	6	-
Impact of deferred rate tax change	-	3,559
Litigation settlements	-	(286)
Corporate
Stock option expense	(5,240)	(4,924)
Long-term incentive compensation	(2,762)	(3,210)
Excess tax benefits on stock compensation	389	225
Impact of deferred rate tax change	-	(1,090)
Total	$(9,709)	$(5,908)

Three months ended September 30, 2024 versus 2023 - Segment Results

Net income/(loss) for the third quarter of 2024 versus the third quarter of 2023 by segment (in thousands):

	Three months ended September 30,
	2024	2023
VITAS	$53,486	$44,331
Roto-Rooter	37,955	50,327
Corporate	(15,665)	(19,700)
	$75,776	$74,958

After-tax earnings as a percent of revenue at VITAS in the third quarter of 2024 was 13.7% as compared to 13.3% in the third quarter of 2023. VITAS’ after-tax earnings increased primarily due to increased revenues.

Roto-Rooter’s net income was negatively impacted in the third quarter of 2024 compared to the third quarter of 2023 primarily due to declining revenue and higher SG&A related to enhanced marketing efforts. After-tax earnings as a percent of revenue at Roto-Rooter in the third quarter of 2024 was 17.7%, as compared to 21.8% in the third quarter of 2023.

After-tax Corporate expenses for the third quarter of 2024 decreased 20.5% when compared to the third quarter in 2023 due primarily to the tax benefit from the realignment of state and local corporate tax structure change recognized in September 2023, and market gains and interest income from excess cash invested in money market funds.

Results of Operations

Nine months ended September 30, 2024 versus 2023 - Consolidated Results

Our service revenues and sales for the first nine months of 2024 increased 6.7% versus services and sales revenues for the first nine months of 2023. Of this increase, a $154.9 million increase was attributable to VITAS, offset by a $42.1 million decrease at Roto-Rooter. The following chart shows the components of revenue by operating segment (in thousands):

	Nine months ended September 30,		Increase/(Decrease)
	2024	2023	Percent
VITAS
Routine homecare	$967,981	$832,554	16.3
General inpatient	89,297	84,312	5.9
Continuous care	74,295	63,054	17.8
Other	13,900	9,738	42.7
Subtotal	1,145,473	989,658	15.7
Medicare cap adjustment	(5,989)	(5,625)	(6.5)
Room and board - net	(9,437)	(8,317)	(13.5)
Implicit price concessions	(10,077)	(10,650)	5.4
Net revenue	$1,119,970	$965,066	16.1

Roto-Rooter
Drain cleaning	$175,535	$186,016	(5.6)
Plumbing	137,614	148,285	(7.2)
Excavation	168,266	174,032	(3.3)
Other	665	711	(6.5)
Subtotal - short term core	482,080	509,044	(5.3)
Water restoration	131,867	141,176	(6.6)
Independent contractors	55,569	65,684	(15.4)
Outside franchisee fees	4,344	4,195	3.6
Other	17,287	13,292	30.1
Gross revenue	691,147	733,391	(5.8)
Implicit price concessions	(19,823)	(19,952)	0.6
Net revenue	671,324	713,439	(5.9)
Total Revenues	$1,791,294	$1,678,505	6.7

Days of care at VITAS during the nine months ended September 30 were as follows:

	Nine months ended September 30,		Increase/(Decrease)
	2024	2023	Percent

Routine homecare	4,621,755	4,018,469	15.0
Nursing home	908,013	833,112	9.0
Respite	26,806	19,211	39.5
Subtotal routine homecare and respite	5,556,574	4,870,792	14.1
General inpatient	79,064	76,987	2.7
Continuous care	72,335	65,630	10.2
Total days of care	5,707,973	5,013,409	13.9

The increase in service revenues at VITAS is comprised primarily of a 13.9% increase in days-of-care and a geographically weighted average Medicare reimbursement rate increase of approximately 2.6%. Acuity mix shift negatively impacted revenue growth by 110-basis points when compared to the prior year revenue and level-of-care mix. The combination of Medicare cap and other contra revenue changes increased revenue growth by 70-basis points.

The decrease in drain cleaning revenues for the first nine months of 2024 versus 2023 is attributable to a 2.6% increase in price and service mix offset by an 8.2% decrease in job count. The decrease in plumbing revenues for the first nine months of 2024 versus 2023 is attributable to a 1.2% decrease in price and service mix shift and by a 6.0% decrease in job count. Excavation and water restoration jobs are generally sold as a result of initial calls from customers regarding drain cleaning issues.

The consolidated gross margin was 34.6% in the first nine months of 2024 as compared with 34.0% in the first nine months of 2023. On a segment basis, VITAS’ gross margin was 23.9% in the first nine months of 2024 as compared with 20.2%, in the first nine months of 2023. The increase in gross margin at VITAS is mostly the result of increased revenues and the expiration of the licensed healthcare worker Retention Bonus Program in 2023. The expense recorded in the first nine months of 2023 related to the VITAS Retention Bonus Program was $23.8 million. The Roto-Rooter segment’s gross margin was 52.5% for the first nine months of 2024 as compared with 52.8% in the first nine months of 2023.

Selling, general and administrative expenses (“SG&A”) comprise (in thousands):

	Nine months ended September 30,
	2024	2023
SG&A expenses before long-term incentive compensation and the impact of market value adjustments related to deferred compensation trusts	$287,712	$281,426
Impact of market value adjustments related to assets held in deferred compensation trusts	16,600	5,441
Long-term incentive compensation	15,797	7,817
Total SG&A expenses	$320,109	$294,684

SG&A expenses before long-term incentive compensation and the impact of market value adjustments related to deferred compensation trusts for the first nine months of 2024 were up 2.2% when compared to the first nine months of 2023 due mainly to normal salary increases and an increase in variable selling expenses, primarily increased marketing expense at Roto-Rooter.

Other income – net comprise (in thousands):

	Nine months ended September 30,
	2024	2023
Market value adjustment on assets held in deferred compensation trusts	$16,600	$5,441
Interest income	11,405	2,863
Other	3	61
Total other income - net	$28,008	$8,365

Our effective tax rate reconciliation is as follows (in thousands):

	Nine months ended September 30,
	2024	2023

Income tax provision calculated at the statutory federal rate	$58,662	$49,303
State and local income taxes	8,279	7,333
Stock compensation tax benefits	(4,308)	(3,376)
Effect of rate change on deferred tax	-	(4,241)
Other--net	5,029	3,299
Income tax provision	$67,662	$52,318
Effective tax rate	24.2%	22.3%

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

Net income for both periods included the following after-tax items/adjustments that (reduced) or increased after-tax earnings (in thousands):

	Nine months ended September 30,
	2024	2023
VITAS
Acquisition expense	$(985)	$-
Impact of deferred rate tax change	-	1,772
Roto-Rooter
Amortization of reacquired franchise agreements	(5,412)	(5,412)
Acquisition expense	(29)	-
Impact of deferred rate tax change	-	3,559
Litigation settlements	-	(1,577)
Corporate
Stock option expense	(20,203)	(18,884)
Long-term incentive compensation	(9,397)	(6,989)
Severance arrangement	(5,337)	-
Excess tax benefits on stock compensation	4,308	3,376
Impact of deferred rate tax change	-	(1,090)
Total	$(37,055)	$(25,245)

Nine months ended September 30, 2024 versus 2023 - Segment Results

Net income/(loss) for the first nine months of 2024 versus the first nine months of 2023 by segment (in thousands):

	Nine months ended September 30,
	2024	2023
VITAS	$146,707	$95,223
Roto-Rooter	119,326	142,354
Corporate	(54,353)	(55,121)
	$211,680	$182,456

After-tax earnings as a percent of revenue at VITAS in the first nine months of 2024 was 13.1% as compared to 9.9% in the first nine months of 2023. VITAS’ after-tax earnings increased primarily due to increased revenues and the expiration of the licensed healthcare worker Retention Bonus Program in 2023.

Roto-Rooter’s net income was negatively impacted in the first nine months of 2024 compared to the first nine months of 2023 primarily due to declining revenue and higher SG&A related to enhanced marketing efforts. After-tax earnings as a percent of revenue at Roto-Rooter in the first nine months of 2024 was 17.8%, as compared to 20.0% in the first nine months of 2023.

After-tax Corporate expenses for the first nine months of 2024 decreased by 1.4% compared to the first nine months in 2023 primarily due to the tax benefit from the realignment of state and local corporate tax structure change recognized in September 2023.

CHEMED CORPORATION AND SUBSIDIARY COMPANIES
CONSOLIDATING STATEMENTS OF INCOME
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2024
(in thousands)(unaudited)

				Chemed
	VITAS	Roto-Rooter	Corporate	Consolidated
2024 (a)
Service revenues and sales	$391,406	$214,775	$-	$606,181
Cost of services provided and goods sold	294,936	101,251	-	396,187
Selling, general and administrative expenses	25,883	57,072	19,026	101,981
Depreciation	5,063	8,071	13	13,147
Amortization	26	2,524	-	2,550
Other operating expense	97	62	-	159
Total costs and expenses	326,005	168,980	19,039	514,024
Income/(loss) from operations	65,401	45,795	(19,039)	92,157
Interest expense	(46)	(114)	(267)	(427)
Intercompany interest income/(expense)	4,920	3,656	(8,576)	-
Other income—net	62	18	9,219	9,299
Income/(expense) before income taxes	70,337	49,355	(18,663)	101,029
Income taxes	(16,851)	(11,400)	2,998	(25,253)
Net income/(loss)	$53,486	$37,955	$(15,665)	$75,776

(a) The following amounts are included in net income (in thousands):
				Chemed
	VITAS	Roto-Rooter	Corporate	Consolidated
Pretax benefit/(cost):
Stock option expense	$-	$-	$(6,038)	$(6,038)
Long-term incentive compensation	-	-	(3,083)	(3,083)
Amortization of reacquired franchise agreements	-	(2,352)	-	(2,352)
Acquisition expense	(394)	8	-	(386)
Total	$(394)	$(2,344)	$(9,121)	$(11,859)

				Chemed
	VITAS	Roto-Rooter	Corporate	Consolidated
After-tax benefit/(cost):
Stock option expense	$-	$-	$(5,240)	$(5,240)
Long-term incentive compensation	-	-	(2,762)	(2,762)
Amortization of reacquired franchise agreements	-	(1,804)	-	(1,804)
Acquisition expense	(298)	6	-	(292)
Excess tax benefits on stock compensation	-	-	389	389
Total	$(298)	$(1,798)	$(7,613)	$(9,709)

CHEMED CORPORATION AND SUBSIDIARY COMPANIES
CONSOLIDATING STATEMENTS OF INCOME
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2023
(in thousands)(unaudited)

				Chemed
	VITAS	Roto-Rooter	Corporate	Consolidated
2023 (a)
Service revenues and sales	$333,728	$230,804	$-	$564,532
Cost of services provided and goods sold	253,731	108,627	-	362,358
Selling, general and administrative expenses	25,256	55,141	19,205	99,602
Depreciation	5,009	7,836	13	12,858
Amortization	26	2,495	-	2,521
Other operating expense/(income)	(53)	396	-	343
Total costs and expenses	283,969	174,495	19,218	477,682
Income/(loss) from operations	49,759	56,309	(19,218)	86,850
Interest expense	(52)	(131)	(261)	(444)
Intercompany interest income/(expense)	4,935	3,040	(7,975)	-
Other income—net	849	34	5,976	6,859
Income/(expense) before income taxes	55,491	59,252	(21,478)	93,265
Income taxes	(11,160)	(8,925)	1,778	(18,307)
Net income/(loss)	$44,331	$50,327	$(19,700)	$74,958

(a) The following amounts are included in net income (in thousands):
				Chemed
	VITAS	Roto-Rooter	Corporate	Consolidated
Pretax benefit/(cost):
Stock option expense	$-	$-	$(5,495)	$(5,495)
Long-term incentive compensation	-	-	(3,553)	(3,553)
Amortization of reacquired franchise agreements	-	(2,352)	-	(2,352)
Litigation settlements	-	(300)	-	(300)
Total	$-	$(2,652)	$(9,048)	$(11,700)

				Chemed
	VITAS	Roto-Rooter	Corporate	Consolidated
After-tax benefit/(cost):
Stock option expense	$-	$-	$(4,924)	$(4,924)
Impact of deffered rate tax change	1,772	3,559	(1,090)	4,241
Long-term incentive compensation	-	-	(3,210)	(3,210)
Amortization of reacquired franchise agreements	-	(1,954)	-	(1,954)
Litigation settlements	-	(286)	-	(286)
Excess tax benefits on stock compensation	-	-	225	225
Total	$1,772	$1,319	$(8,999)	$(5,908)

CHEMED CORPORATION AND SUBSIDIARY COMPANIES
CONSOLIDATING STATEMENTS OF INCOME
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2024
(in thousands)(unaudited)

				Chemed
	VITAS	Roto-Rooter	Corporate	Consolidated
2024 (a)
Service revenues and sales	$1,119,970	$671,324	$-	$1,791,294
Cost of services provided and goods sold	852,347	318,717	-	1,171,064
Selling, general and administrative expenses	73,968	175,683	70,458	320,109
Depreciation	15,288	24,275	38	39,601
Amortization	79	7,538	-	7,617
Other operating expense	160	128	-	288
Total costs and expenses	941,842	526,341	70,496	1,538,679
Income/(loss) from operations	178,128	144,983	(70,496)	252,615
Interest expense	(138)	(349)	(794)	(1,281)
Intercompany interest income/(expense)	15,096	10,638	(25,734)	-
Other income—net	138	64	27,806	28,008
Income/(expense) before income taxes	193,224	155,336	(69,218)	279,342
Income taxes	(46,517)	(36,010)	14,865	(67,662)
Net income/(loss)	$146,707	$119,326	$(54,353)	$211,680

(a) The following amounts are included in net income (in thousands):
				Chemed
	VITAS	Roto-Rooter	Corporate	Consolidated
Pretax benefit/(cost):
Stock option expense	$-	$-	$(23,933)	$(23,933)
Long-term incentive compensation	-	-	(10,460)	(10,460)
Amortization of reacquired franchise agreements	-	(7,056)	-	(7,056)
Severance arrangement	-	-	(5,337)	(5,337)
Acquisition expense	(1,302)	(37)	-	(1,339)
Total	$(1,302)	$(7,093)	$(39,730)	$(48,125)

				Chemed
	VITAS	Roto-Rooter	Corporate	Consolidated
After-tax benefit/(cost):
Stock option expense	$-	$-	$(20,203)	$(20,203)
Long-term incentive compensation	-	-	(9,397)	(9,397)
Amortization of reacquired franchise agreements	-	(5,412)	-	(5,412)
Severance arrangement	-	-	(5,337)	(5,337)
Acquisition expense	(985)	(29)	-	(1,014)
Excess tax benefits on stock compensation	-	-	4,308	4,308
Total	$(985)	$(5,441)	$(30,629)	$(37,055)

CONSOLIDATING STATEMENTS OF INCOME
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2023
(in thousands)(unaudited)

				Chemed
	VITAS	Roto-Rooter	Corporate	Consolidated
2023 (a)
Service revenues and sales	$965,066	$713,439	$-	$1,678,505
Cost of services provided and goods sold	770,470	336,786	-	1,107,256
Selling, general and administrative expenses	71,248	171,966	51,470	294,684
Depreciation	14,907	22,830	41	37,778
Amortization	78	7,470	-	7,548
Other operating expense/(income)	(15)	2,079	-	2,064
Total costs and expenses	856,688	541,131	51,511	1,449,330
Income/(loss) from operations	108,378	172,308	(51,511)	229,175
Interest expense	(154)	(387)	(2,225)	(2,766)
Intercompany interest income/(expense)	14,393	8,652	(23,045)	-
Other income - net	1,109	96	7,160	8,365
Income/(expense) before income taxes	123,726	180,669	(69,621)	234,774
Income taxes	(28,503)	(38,315)	14,500	(52,318)
Net income/(loss)	$95,223	$142,354	$(55,121)	$182,456

(a) The following amounts are included in net income (in thousands):
				Chemed
	VITAS	Roto-Rooter	Corporate	Consolidated
Pretax benefit/(cost):
Stock option expense	$-	$-	$(22,376)	$(22,376)
Long-term incentive compensation	-	-	(7,817)	(7,817)
Amortization of reacquired franchise agreements	-	(7,056)	-	(7,056)
Litigation settlements	-	(2,056)	-	(2,056)
Total	$-	$(9,112)	$(30,193)	$(39,305)

				Chemed
	VITAS	Roto-Rooter	Corporate	Consolidated
After-tax benefit/(cost):
Stock option expense	$-	$-	$(18,884)	$(18,884)
Long-term incentive compensation	-	-	(6,989)	(6,989)
Amortization of reacquired franchise agreements	-	(5,412)	-	(5,412)
Impact of deferred rate tax change	1,772	3,559	(1,090)	4,241
Litigation settlements	-	(1,577)	-	(1,577)
Excess tax benefits on stock compensation	-	-	3,376	3,376
Total	$1,772	$(3,430)	$(23,587)	$(25,245)

Unaudited Consolidating Summary and Reconciliation of Adjusted EBITDA

Chemed Corporation and Subsidiary Companies
(in thousands)				Chemed
For the three months ended September 30, 2024	VITAS	Roto-Rooter	Corporate	Consolidated

Net income/(loss)	$53,486	$37,955	$(15,665)	$75,776
Add/(deduct):
Interest expense	46	114	267	427
Income taxes	16,851	11,400	(2,998)	25,253
Depreciation	5,063	8,071	13	13,147
Amortization	26	2,524	-	2,550
EBITDA	75,472	60,064	(18,383)	117,153
Add/(deduct):
Intercompany interest expense/(income)	(4,920)	(3,656)	8,576	-
Interest income	(59)	(18)	(3,589)	(3,666)
Stock option expense	-	-	6,038	6,038
Long-term incentive compensation	-	-	3,083	3,083
Acquisition Expense	394	(8)	-	386
Adjusted EBITDA	$70,887	$56,382	$(4,275)	$122,994

				Chemed
For the three months ended September 30, 2023	VITAS	Roto-Rooter	Corporate	Consolidated

Net income/(loss)	$44,331	$50,327	$(19,700)	$74,958
Add/(deduct):
Interest expense	52	131	261	444
Income taxes	11,160	8,925	(1,778)	18,307
Depreciation	5,009	7,836	13	12,858
Amortization	26	2,495	-	2,521
EBITDA	60,578	69,714	(21,204)	109,088
Add/(deduct):
Intercompany interest expense/(income)	(4,935)	(3,040)	7,975	-
Interest income	(847)	(34)	(1,719)	(2,600)
Stock option expense	-	-	5,495	5,495
Long-term incentive compensation	-	-	3,553	3,553
Litigation settlements	-	300	-	300
Adjusted EBITDA	$54,796	$66,940	$(5,900)	$115,836

Unaudited Consolidating Summary and Reconciliation of Adjusted EBITDA

Chemed Corporation and Subsidiary Companies
(in thousands)				Chemed
For the nine months ended September 30, 2024	VITAS	Roto-Rooter	Corporate	Consolidated

Net income/(loss)	$146,707	$119,326	$(54,353)	$211,680
Add/(deduct):
Interest expense	138	349	794	1,281
Income taxes	46,517	36,010	(14,865)	67,662
Depreciation	15,288	24,275	38	39,601
Amortization	79	7,538	-	7,617
EBITDA	208,729	187,498	(68,386)	327,841
Add/(deduct):
Intercompany interest expense/(income)	(15,096)	(10,638)	25,734	-
Interest income	(136)	(64)	(11,205)	(11,405)
Stock option expense	-	-	23,933	23,933
Long-term incentive compensation	-	-	10,460	10,460
Severance arrangement	-	-	5,337	5,337
Acquisition expense	1,302	37	-	1,339
Adjusted EBITDA	$194,799	$176,833	$(14,127)	$357,505

				Chemed
For the nine months ended September 30, 2023	VITAS	Roto-Rooter	Corporate	Consolidated

Net income/(loss)	$95,223	$142,354	$(55,121)	$182,456
Add/(deduct):
Interest expense	154	387	2,225	2,766
Income taxes	28,503	38,315	(14,500)	52,318
Depreciation	14,907	22,830	41	37,778
Amortization	78	7,470	-	7,548
EBITDA	138,865	211,356	(67,355)	282,866
Add/(deduct):
Intercompany interest expense/(income)	(14,393)	(8,652)	23,045	-
Interest income	(1,046)	(96)	(1,720)	(2,862)
Stock option expense	-	-	22,376	22,376
Long-term incentive compensation	-	-	7,817	7,817
Litigation settlements	-	2,056	-	2,056
Adjusted EBITDA	$123,426	$204,664	$(15,837)	$312,253

RECONCILIATION OF ADJUSTED NET INCOME
(in thousands, except per share data)(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net income as reported	$75,776	$74,958	$211,680	$182,456

Add/(deduct) pre-tax cost of:
Stock option expense	6,038	5,495	23,933	22,376
Long-term incentive compensation	3,083	3,553	10,460	7,817
Amortization of reacquired franchise agreements	2,352	2,352	7,056	7,056
Severance arrangement	-	-	5,337	-
Acquisition expense	386	-	1,339	-
Litigation settlements	-	300	-	2,056
Add/(deduct) tax impacts:
Tax impact of the above pre-tax adjustments (1)	(1,761)	(1,326)	(6,762)	(6,443)
Tax impact of deferred tax rate change	-	(4,241)	-	(4,241)
Excess tax benefits on stock compensation	(389)	(225)	(4,308)	(3,376)
Adjusted net income	$85,485	$80,866	$248,735	$207,701

Diluted Earnings Per Share As Reported
Net income	$5.00	$4.93	$13.88	$12.02
Average number of shares outstanding	15,168	15,200	15,253	15,178

Adjusted Diluted Earnings Per Share
Adjusted net income	$5.64	$5.32	$16.31	$13.68
Adjusted average number of shares outstanding	15,168	15,200	15,253	15,178

(1) The tax impact of pre-tax adjustments was calculated using the effective tax rate of the operating unit for which each adjustment is associated.

CHEMED CORPORATION AND SUBSIDIARY COMPANIES
OPERATING STATISTICS FOR VITAS SEGMENT
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
OPERATING STATISTICS	2024	2023	2024	2023
Net revenue ($000)
Homecare	$338,344	$287,389	$967,981	$832,554
Inpatient	29,923	27,818	89,297	84,312
Continuous care	25,799	22,032	74,295	63,054
Other	5,082	3,562	13,900	9,738
Subtotal	$399,148	$340,801	$1,145,473	$989,658
Room and board, net	(3,336)	(2,646)	(9,437)	(8,317)
Contractual allowances	(2,167)	(4,302)	(10,077)	(10,650)
Medicare cap allowance	(2,239)	(125)	(5,989)	(5,625)
Total	$391,406	$333,728	$1,119,970	$965,066
Net revenue as a percent of total before Medicare cap allowances
Homecare	84.8%	84.3%	84.5%	84.1%
Inpatient	7.5	8.2	7.8	8.5
Continuous care	6.5	6.5	6.5	6.4
Other	1.2	1.0	1.2	1.0
Subtotal	100.0	100.0	100.0	100.0
Room and board, net	(0.8)	(0.8)	(0.8)	(0.8)
Contractual allowances	(0.5)	(1.3)	(0.9)	(1.1)
Medicare cap allowance	(0.6)	-	(0.5)	(0.6)
Total	98.1%	97.9%	97.8%	97.5%
Days of care
Homecare	1,622,680	1,391,377	4,621,755	4,018,469
Nursing home	320,664	287,785	908,013	833,112
Respite	9,952	7,292	26,806	19,211
Subtotal routine homecare and respite	1,953,296	1,686,454	5,556,574	4,870,792
Inpatient	26,524	25,493	79,064	76,987
Continuous care	24,365	23,071	72,335	65,630
Total	2,004,185	1,735,018	5,707,973	5,013,409

Number of days in relevant time period	92	92	274	273

Average daily census (days)
Homecare	17,639	15,124	16,867	14,720
Nursing home	3,485	3,128	3,314	3,052
Respite	108	79	98	70
Subtotal routine homecare and respite	21,232	18,331	20,279	17,842
Inpatient	288	277	289	282
Continuous care	265	251	264	240
Total	21,785	18,859	20,832	18,364

Total Admissions	16,775	15,774	51,020	47,564
Total Discharges	16,217	15,328	48,285	45,837
Average length of stay (days)	102.0	103.1	102.2	100.8
Median length of stay (days)	18.0	17.0	17.0	16.0

ADC by major diagnosis
Cerebro	43.6%	42.0%	43.7%	42.2%
Neurological	13.3	14.7	13.3	15.9
Cancer	10.0	10.6	10.0	10.6
Cardio	16.3	16.4	16.2	16.1
Respiratory	7.1	7.2	7.2	7.1
Other	9.7	9.1	9.6	8.1
Total	100.0%	100.0%	100.0%	100.0%
Admissions by major diagnosis
Cerebro	28.4%	26.6%	27.7%	26.3%
Neurological	7.7	8.8	7.9	9.9
Cancer	25.7	26.1	25.1	26.0
Cardio	15.1	16.0	15.7	16.2
Respiratory	9.5	9.7	9.9	10.1
Other	13.6	12.8	13.7	11.5
Total	100.0%	100.0%	100.0%	100.0%

Estimated uncollectible accounts as a percent of revenues	1.0%	1.3%	0.9%	1.1%
Accounts receivable --
Days of revenue outstanding- excluding unapplied Medicare payments	37.5	36.4	n.a.	n.a.
Days of revenue outstanding- including unapplied Medicare payments	35.5	33.8	n.a.	n.a.

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

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

The Company’s primary market risk exposure relates to interest rate risk exposure through its variable interest line of credit. At September 30, 2024, the Company had no variable rate debt outstanding. For each $10 million borrowed under the credit facility, an increase or decrease of 100 basis points (1%), increases or decreases the Company’s annual interest expense by $100,000.

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

Item 1A.    Risk Factors

On October 4, 2024, CMS released a memo outlining the hospice Special Focus Program (“SFP”) criteria, and announcing that in November 2024, they would select the 50 hospices for participation in the SFP during the next calendar year.

As we disclosed in our Annual Report on form 10-K, filed February 29,2024, the SFP is intended to identify “poor performing” hospices based on a number of indicators. Under an algorithm that it has developed for the SFP, CMS will identify the bottom 10% of performers and provide additional oversight over the lowest 1% of performers to assist the programs with “continuous improvement.” It is possible that certain VITAS hospice locations are included in the hospices that the algorithm identifies within the bottom 10% or even bottom 1% of hospices, and therefore selected for the SFP. Although CMS has stated that providers will not be able to replicate the results of the algorithm because not all information utilized by CMS has been made public, given what is known, large providers appear to be significantly more likely to be identified as poor performers because the formula does not account for size of program when analyzing the number of substantiated complaints. Additionally, providers who submit Consumer Assessment of Healthcare Providers and Systems (“CAHPS”) scores (as VITAS does) appear to be more likely to be identified as poor performers.

Although there are no direct financial fines, fees, or other penalties or operational changes imposed due to selection in the SFP, the selection of one or more of VITAS programs in the SFP could have a material adverse effect on VITAS due to adverse effects on VITAS’ brand reputation and patient referral patterns. Additionally, participation in the SFP could materially increase costs of regulatory compliance for the programs selected to participate in the SFP due to additional government oversight and intervention in that program.

There have been no other material changes from the risk factors previously disclosed in the Company’s most recent Annual Report on Form 10-K.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Item 2(c).    Purchases of Equity Securities by Issuer and Affiliated Purchasers

The following table shows the activity related to our share repurchase program for the first nine months of 2024:

	Total Number	Weighted Average	Cumulative Shares	Dollar Amount
	of Shares	Price Paid Per	Repurchased Under	Remaining Under
	Repurchased	Share	the Program	The Program

February 2011 Program
January 1 through January 31, 2024	-	$-	10,591,123	$314,054,431
February 1 through February 29, 2024	-	-	10,591,123	314,054,431
March 1 through March 31, 2024	50,000	646.87	10,641,123	$281,710,685

First Quarter Total	50,000	$646.87

April 1 through April 30, 2024	11,500	$566.75	10,652,623	$275,193,028
May 1 through May 31, 2024	54,231	562.69	10,706,854	244,677,666
June 1 through June 30, 2024	34,269	546.69	10,741,123	$225,943,169

Second Quarter Total	100,000	$557.68

July 1 through July 31, 2024	6,417	$554.49	10,747,540	$222,385,017
August 1 through August 31, 2024	43,583	577.04	10,791,123	197,235,685
September 1 through September 30, 2024	50,000	582.27	10,841,123	$168,122,188

Third Quarter Total	100,000	$578.21

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

101

The following materials from Chemed Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2024 formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) The Condensed Consolidated Balance Sheet, (ii) The Condensed Consolidated Statement of Income, (iii) The Condensed Consolidated Statement of Cash Flows, (iv) The Condensed Statement of Equity, and (v) Notes to the Condensed Consolidated Financial Statements.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2024, formatted in iXBRL and contained in Exhibit 101.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Chemed Corporation
(Registrant)

Dated:	November 1, 2024	By:	/s/ Kevin J. McNamara
Kevin J. McNamara
(President and Chief Executive Officer)

Dated:	November 1, 2024	By:	/s/ Michael D. Witzeman
Michael D. Witzeman
(Vice President, Chief Financial Officer and Controller)