Form 10-K
period 2024-12-31
CHEMED CORP
filed 2025-02-28
CIK 19584

M

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☑    ANNUAL REPORT

PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing price of said stock on the New York Stock Exchange – Composite Transaction Listing on June 30, 2024 ($542.58 per share), was $8,060,920,072.

On February 10, 2025, 14,636,695 shares of Chemed Capital Stock (par value $1 per share) were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Document	Where Incorporated
2024 Annual Report to Stockholders (specified portions) Proxy Statement for Annual Meeting to be held May 19, 2025	Parts I, II, and IV Part III

CHEMED CORPORATION

2024 FORM 10-K ANNUAL REPORT

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

During 2024, Chemed conducted its business operations in two segments: the VITAS segment (“VITAS”) and the Roto-Rooter segment (“Roto-Rooter”). VITAS provides hospice and palliative care services to its patients through a network of physicians, registered nurses, home health aides, social workers, clergy and volunteers. Roto-Rooter provides plumbing, drain cleaning, excavation, water restoration and other related services to residential and commercial customers.

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

Financial Information about Industry Segments

The required segment and geographic data for the Company’s continuing operations (as described below) for three years ended December 31, 2022, 2023 and 2024 are shown in Note 5 of the Notes to Consolidated Financial Statements on pages 57-60 of the 2024 Annual Report to Stockholders and are incorporated herein by reference.

Description of Business by Segment

The information called for by this item is included within Note 5 of the Notes to Consolidated Financial Statements appearing on pages 57-60 of the 2024 Annual Report to Stockholders is incorporated herein by reference.

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

Competition

Roto-Rooter

All aspects of the sewer, drain and pipe cleaning, plumbing repair, excavation and water restoration businesses are highly competitive. Competition is fragmented in most markets with local and regional firms providing the primary competition. Private equity businesses have recently made significant investments in home service companies, including plumbing. The principal methods of competition are advertising, range of services provided, name recognition, emergency-service availability, speed and quality of customer service, service guarantees, and pricing.

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

VITAS

General. The health care industry and VITAS’ hospice and palliative care programs are subject to extensive federal and state regulation. VITAS’ hospices are licensed as required under state law as either hospices or home health agencies, or both, depending on the regulatory requirements of each particular state. In addition, VITAS’ hospices are required to meet certain conditions of participation to be eligible to receive payments as hospices under Medicare and Medicaid programs. All of VITAS’ hospices, other than those currently in development, are certified for participation as hospices in the Medicare program, and are also eligible to receive payments as hospices from the Medicaid program in each of the states in which VITAS operates. VITAS’ hospices are subject to periodic survey by governmental authorities or private accrediting entities to assure compliance with state licensing, certification and accreditation requirements.

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

Surveys and Audits. Hospice programs are subject to periodic survey by federal and state regulatory authorities and private accrediting entities to ensure compliance with applicable licensing and certification requirements and accreditation standards. Regulators conduct periodic surveys of hospice programs, and provide reports containing statements of deficiencies for alleged failure to comply with various regulatory requirements. Survey reports and statements of deficiencies are common in the healthcare industry. In most cases, the hospice program and regulatory authorities will agree upon any steps to be taken to bring the hospice into compliance with applicable regulatory requirements or will undertake CMS’ informal dispute resolution process. In some cases, however, a state or federal regulatory authority may take a number of adverse actions against a hospice program, including the imposition of fines, civil monetary penalties, payment suspensions, insertion of temporary management, temporary suspension of admission of new patients to the hospice’s service, implementing directed plans of correction or, in extreme circumstances, decertification from participation in the Medicare or Medicaid programs or revocation of the hospice’s license.

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

Limits on Acquisitions or Conversions. A number of states have enacted laws that restrict the ability of for-profit entities to acquire or otherwise assume the operations of a non-profit health care provider. Some states may require government review, public hearings, and/or government approval of transactions in which a for-profit entity proposes to purchase certain non-profit healthcare organizations. Heightened scrutiny of these transactions may significantly increase the costs associated with future acquisitions of non-profit hospice programs in some states, otherwise increase the difficulty in completing those acquisitions or prevent them entirely. Additionally, sizable healthcare transactions have recently received heightened scrutiny from antitrust regulators including initiating a lawsuit to prevent an acquisition with respect to both horizontal and vertical mergers, which may affect VITAS’ prospects for transactions. VITAS cannot assure that it will not encounter regulatory or governmental obstacles in connection with any proposed acquisition of non-profit hospice programs in the future.

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

Medicare Payment for Physician Services. Payment for direct patient care physician services delivered by hospice physicians is billed separately by the hospice to the Medicare Administrative Contractors and paid at the lesser of the actual charge or the Medicare allowable charge for these services. This payment is in addition to the per diem rates VITAS receives for hospice care. Payment for hospice physicians’ administrative and general supervisory activities is included in the daily rates discussed above. Payments for attending physician professional services (other than services furnished by hospice physicians) are not paid to the hospice, but rather are paid directly to the attending physician by the Medicare Administrative Contractors. For fiscal 2024, less than 2% of VITAS’ net revenue was attributable to physician services.

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

Second, Medicare payments to a hospice are also subject to a separate cap based on overall average payments per admission. Any payments exceeding this overall hospice cap must be refunded by the hospice. This cap was set at $33,494.01 per admission for the twelve month period ended on September 30, 2024, increased to $34,465.34 for the twelve month period ending on September 30, 2025, and is adjusted annually to account for inflation. As discussed on page 14, Medicare payment rates increase differently on a county-by-county basis, and may increase significantly more than the Medicare cap amount in any year. VITAS’ hospices may be subject to future payment reductions or recoupments as the result of this cap.

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

Overview of Government Payments – Medicaid

Medicaid Coverage and Reimbursements. State Medicaid programs are another source of VITAS’ net patient revenue. Medicaid is a state-administered program financed by state funds and federal funds to provide medical assistance to the indigent and certain other eligible persons. For those states that elect to provide a hospice benefit, the Medicaid program is required to pay the hospice at rates at least equal to the rates provided under Medicare and calculated using the same methodology. States maintain flexibility to establish their own hospice election procedures and to limit the number and duration of benefit periods for which they will pay for hospice services. Reimbursement from state Medicaid programs in 2024 accounted for approximately 4% of VITAS’ revenues.

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

On August 6, 2019, the Centers for Medicare and Medicaid Services released the fiscal year 2020 hospice wage index and payment rate update (FY 2020 update). The FY 2020 update includes the normal yearly inflationary increase by level of care plus a rebasing of the continuous care, inpatient care and respite care rates. The rebasing of these levels of care was to reflect non-inflationary changes in providers’ costs over time. The rebasing increased the national average reimbursement rate for continuous care by 39.9% and inpatient care by 34.7%. Respite care is not material to our operations. The rebasing of these levels of care was effective on October 1, 2019. On September 11, 2024, the Centers for Medicare and Medicaid Services released the 2025 inflationary increase effective October 1, 2024, which was 2.9%.

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

Special Focus Program. In the fourth quarter of 2023, CMS finalized its regulations implementing a Special Focus Program (“SFP”) that is intended to identify “poor performing” hospices based on a number of factors through an algorithm designed and adopted by CMS. After initial implementation of the SFP, a lawsuit was filed seeking to enjoin the program, and on February 14, 2025, CMS announced that it had ceased implementation of the SFP to further evaluate the program.

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

At December 31, 2024, the Company’s accrual for its estimated liability for potential environmental cleanup and related costs arising from the 1991 sale of DuBois Chemicals Inc. (“DuBois”) amounted to $1.7 million. Of this balance, $895,000 is included in other liabilities and $826,000 is included in other current liabilities. The Company is contingently liable for additional DuBois-related environmental cleanup and related costs up to a maximum of $14.9 million. On the basis of a continuing evaluation of the Company’s potential liability, and in consultation with the Company’s environmental attorney, management believes that it is not probable this additional liability will be paid. Accordingly, no provision for this contingent liability has been recorded. Although it is not presently possible to reliably project the timing of payments related to the Company’s potential liability for environmental costs, management believes that any adjustments to its recorded liability will not materially adversely affect its financial position or results of operations.

The Company, to the best of its knowledge, is currently in compliance in all material respects with the environmental laws and regulations affecting its operations. Such environmental laws, regulations and enforcement proceedings have not required the Company to make material increases in or modifications to its capital expenditures and they have not had a material adverse effect on sales or net income. Capital expenditures for the purpose of complying with environmental laws and regulations during 2023 and 2024 with respect to continuing operations are not material in amount; there can be no assurance, however, that presently unforeseen legislative enforcement actions will not require additional expenditures.

California has enacted and subsequently amended the Climate Corporate Data Accountability Act (SB 253) and Greenhouse Gases Climate-Related Financial Risk (SB 261). Although regulations for these laws have not yet been finalized, these statutes will require the Company to report on its greenhouse gas emissions and report its climate-related financial risk, as well as efforts taken to mitigate that risk, beginning as early as 2026.

The Company’s environmental policy and sustainability accounting standards board index disclosures are available on its website at chemed.com/company/documents-charters.

Human Capital Resources

As of December 31, 2024, the Company, including its subsidiaries Roto-Rooter and VITAS, had a total of 15,695 employees.

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

Roto-Rooter’s safety program is designed to help ensure the safety of our employees and customers. Its “Safety Certified Program” is deployed to all field employees, including supervisors, managers, and sales personnel. The program includes trainings and policies that cover hazard assessment, environmental issues (including lead and asbestos), personal protective equipment, back support injury prevention, fire safety, and infectious disease. Roto-Rooter’s safety training also includes OSHA specific compliance and specialty training depending on the role of the individual, including topics such as electrical safety, torch safety, mainline drain machine safety, driving safety, and other OSHA awareness topics. Roto-Rooter employs regional safety managers, who are all OSHA authorized trainers, as well as other employees across its geographies who are authorized to provide OSHA training. Specialized roles, such as excavation and water restoration, receive specialized training.

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

Similarly, VITAS has developed a safety program designed to help keep its employees and patients healthy and safe. In addition to its standard program, that includes trainings on standard safety issues including OSHA matters and other regulatory safety matters, throughout the COVID-19 pandemic, VITAS adapted to the changing landscape of the disease and guidance from the CDC and other regulatory agencies, and put together dozens of trainings for its employees as guidance continually changed to help deal with continuing to provide safe patient care. These trainings covered topics such as information about the disease itself and transmissibility, hygiene, PPE usage and guidelines, telehealth visits, isolation and quarantining precautions, health checks, and other related areas, and were targeted to employees based on their roles within the Company.

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

Roto-Rooter’s focus on hiring and retaining the right people starts during the recruitment process, where both local and centralized teams are involved in the process. After hire, new employees are given appropriate training for their individual roles, with new hires in many roles being managed by a “Hiring Manager” for their first year of employment. Roto-Rooter instills as key values that part of each employee’s job is to both “Take Care of the Customer” and “Make it a Great Place to Work.” Through this focus, as well as a competitive compensation structure and promote-from-within culture, Roto-Rooter has been able to attract and retain technicians and managers across the company throughout its history, including during the recent downturn in the service industry.

VITAS also focuses on hiring, training and promoting the right talent, and believes that its vision of providing the best available patient and family care is delivered by its committed and compassionate employees. It has an automated recruitment process, designed to increase efficiencies and decrease the time to fill open positions, as well as continue to grow its brand presence in the talent market. It adapted to the new hiring and retention challenges brought on by the pandemic and healthcare labor environment on a market-by-market and role-by-role basis. For example, in order to help with the attraction and retention of healthcare workers during the pandemic induced healthcare worker shortage, VITAS adopted the “Difference Maker Program” in July 2022 which provided stay-bonuses, for eligible existing employees and new employees who were hired during the application of the program. Throughout the program, VITAS paid over $39.2 million in bonuses. The program succeeded in helping VITAS retain and add to its frontline healthcare workers during the pandemic and it has continued to build its workforce through its most recent period of revenue and ADC growth.

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

We face intense competition from numerous competitors. The sewer, drain and pipe cleaning, excavation, plumbing repair and water restoration businesses are highly fragmented, with the bulk of the competitors consisting of local and regional entities. Private equity businesses have recently made significant investments in home services companies, including plumbing. We compete primarily on the basis of advertising, range of services provided, name recognition, availability of emergency service, speed and quality of customer service, service guarantees and pricing. Our competitors may succeed in developing new or enhanced products and services more successful than ours and in marketing and selling existing and new products and services better than we do. In addition, new competitors may emerge. We cannot make any assurances that we will continue to be able to compete successfully with any of these companies.

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

Cybersecurity

Our information technology systems hold sensitive customer information in the ordinary course of business, including names, addresses, and partial credit card information. We utilize those same systems to perform our day-to-day activities, such as receiving customer calls, dispatching technicians to jobs, and maintaining an accurate record of all transactions.  We have not experienced any known material system/data breaches on our information technology systems that compromised customer data or the company’s proprietary data.  We maintain our information technology systems with safeguard protection against cyber-attacks, including intrusion detection and protection services, firewalls, and endpoint security software. Every month, we test our information technology systems using cyber-scanning software and other methods to learn how a successful system/data breach may occur. If a deficiency is detected, our IT staff will log and remediate the deficiency prescribed by the vendor or manufacturer.  Roto-Rooter has developed and tested a response plan in the event of a successful system/data breach and maintains commercial insurance related to cyber-security. We obtain internal control reports from key vendors that maintain company data or process company transactions on a yearly basis. We review these reports to detect any potential cybersecurity issues. However, these safeguards do not ensure that a significant system/data breach may occur.  Since the pandemic, certain roles have been conducted remotely, increasing the role and importance of our information technology and security systems. Chemed’s Chief Legal Officer and Chief Financial Officer are alerted to any potential issues and evaluate those issues for cybersecurity materiality. A successful attack on our information technology systems could significantly affect the business, including liability for compromised customer information and business interruption.

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

In excess of 95% of VITAS’ net patient service revenue consists of payments from the Medicare and Medicaid programs. Such payments are made primarily on a “per diem” basis. Because VITAS receives a per diem fee to provide eligible services to all patients, VITAS’ profitability is largely dependent upon its ability to manage the costs of providing hospice services to patients. Increases in operating costs, such as labor and supply costs that are subject to inflation, without a compensating increase in Medicare and Medicaid rates, could have a material adverse effect on VITAS’ business in the future. Additionally, regulators are increasing scrutiny of claims, including through the TPE program, which may require additional resources to respond to audits, and which may cause additional delays or denials in receiving payments. Medicare and Medicaid currently adjust the various hospice payment rates annually based primarily on the increase or decrease of the hospital wage index basket, regionally adjusted. However, the increases may be less than actual inflation. VITAS’ profitability could be negatively impacted if this adjustment were eliminated or reduced, or if VITAS’ costs of providing hospice services increased more than the annual adjustment. In addition, cost pressures resulting from shorter patient lengths of stay and the use of more expensive forms of palliative care, including drugs and drug delivery systems, could negatively impact VITAS’ profitability. Many payors are increasing pressure to control health care costs. The U.S. federal budget remains in flux, which could, among other things, cut Medicare payments to providers. The Medicare program is frequently mentioned as a target for spending cuts and within the Medicare program the hospice benefit is often specifically targeted for cuts. The full impact on our business of any future cuts in Medicare or other programs is uncertain. In addition, both public and private payors are increasing pressure to decrease, or limit increases in, reimbursement rates for health care services. VITAS’ levels of revenue and profitability will be subject to the effect of possible reductions in coverage or payment rates by third-party payors, including payment rates from Medicare and Medicaid.

Hospice Medicare reimbursement is subject to certain limitations or “caps” based on the number of inpatient days of care and overall average capitation per admission. The cap per admission is increased yearly based on the national average Medicare reimbursement increase for hospice. However, the actual reimbursement increase is calculated on a county-by-county basis and may vary significantly from the national average. Because of the potentially significant difference between these two calculations, there is a risk that VITAS could incur a significant cap limitation in one or more of its programs, if the actual reimbursement increase for one of it's programs significantly outpaces the associated increase in the per admission cap.

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

VITAS’ success is heavily dependent on referrals from physicians, long-term care facilities, hospitals and other institutional health care providers, managed care companies, insurance companies and other patient referral sources in the communities that its hospice locations serve, as well as on its ability to maintain good relations with these referral sources. VITAS’ referral sources may refer their patients to other hospice care providers or not to a hospice provider at all. Additionally, during the pandemic, VITAS experienced significant changes in referral patterns and sources. In the event that CMS re-institutes the SFP and any VITAS program is identified as a “poor performer”, we do not know the extent to which such identification will affect industry referrals or referral patterns. VITAS’ growth and profitability depend significantly on its ability to establish and maintain close working relationships with these patient referral sources and to increase awareness and acceptance of hospice care by its referral sources and their patients. We cannot assure that VITAS will be able to maintain its existing relationships or that it will be able to develop and maintain new relationships in existing or new markets. Moreover, if shifts to referrals continue, it could materially adversely affect the business. VITAS’ loss of existing relationships or its failure to develop new relationships could adversely affect its ability to expand or maintain its operations and operate profitably. Moreover, we cannot assure you that awareness or acceptance of hospice care will increase or remain at current levels.

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

The healthcare industry is subject to extensive federal, state and local laws, rules and regulations relating to, among others:

•Payment for services;

•Conduct of operations, including quality assurance and compliance with conditions of participation, fraud and abuse, anti-kickback prohibitions, self-referral prohibitions and false claims;

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

Cybersecurity

In the normal course of business, our information technology systems hold sensitive patient information including patient demographic data, eligibility for various medical plans including Medicare and Medicaid and protected health information. We utilize those same systems to perform our day-to-day activities, such as receiving referrals, assigning medical teams to patients, documenting medical information and maintaining an accurate record of all transactions. Recently healthcare organizations have been the focus of increased cybersecurity attacks. We have not experienced any known material system/data breaches on our information technology systems that compromised customer data or the company’s proprietary data. We maintain our information technology systems with safeguard protection against cyber-attacks including active intrusion protection, firewalls and virus detection software. As discussed previously, we are subject to and comply with HIPAA and HITECH regulations. We have developed and tested a response plan in the event of a successful attack and we maintain commercial insurance related to a cyber-attack. We obtain internal control reports from key vendors that maintain company data or process company transactions on a yearly basis. We review these reports to detect any potential cybersecurity issues. However, these safeguards do not ensure that a significant cyber-attack could not occur. Increases in working from home and the provision of telehealth services due to the pandemic have significantly increased our usage of information technology systems and heightened the need for security of those systems.

We are regularly the target of attempted cyber and other security threats and must continuously monitor and develop our information technology networks and infrastructure to prevent, detect, address and mitigate the risk of unauthorized access, misuse, computer viruses and other events that could have a security impact. Insider or employee cyber and security threats are increasingly a concern for all large companies, including ours. Chemed’s Chief Legal Officer and Chief Financial Officer are alerted to any potential issues and evaluate those issues for cybersecurity materiality A successful attack on our information technology systems could have significant consequences to the business including liability for compromised patient information and business interruption.

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

It is unclear what effects that CMS’ Special Focus Program (“SFP”) may have on VITAS’ brand reputation. CMS has halted implementation of the program. However, if CMS revises the program and its reimplementation identifies any VITAS programs as “poor performers”, such designation could negatively affect VITAS’ brand reputation, and any additional governmental oversight could materially adversely affect the operations profitability of any affected programs.

VITAS’ headquarters and a significant portion of its operations are in Florida

The occurrence of a natural disaster in any region that VITAS has significant operations could have a negative impact on the business. VITAS’ headquarters are located in south Florida. In addition, two of our largest programs and an office complex are in south Florida and a substantial percentage of our revenue is derived from our operations across Florida. The location of our headquarters and the size of our operations across Florida increases our exposure to hurricanes. Major hurricanes in Florida could impede our ability to bill for our services, operate our businesses and serve our patients in the affected area. VITAS maintains a disaster recovery program to mitigate this risk and has successfully weathered many hurricanes through the years; however, natural disasters could have an adverse effect on our future operating performance.

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

The number and sophistication of attempts to disrupt or penetrate our systems continues to grow, specifically including the rapid increase of attempts against healthcare companies that has been observed since early 2022. To combat the ever-increasing sophistication of cyberattacks, we continuously work to improve methods for detecting and preventing attacks. We have implemented policies and procedures and developed specific training for our employees, including regular updates and reminders, to help prevent and mitigate any issues that may be caused by any attacks. Further, we regularly engage independent third-party cyber experts to test for vulnerabilities in our environment. We also conduct our own internal simulations to help assess and strengthen our defenses.

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

Item 2. Properties

The Company’s corporate offices and the headquarters for Roto-Rooter are located in Cincinnati, Ohio. Roto-Rooter has manufacturing and distribution center facilities in West Des Moines, Iowa and has 402 leased and owned office and service facilities in 34 states. VITAS, headquartered in south Florida, operates 34 Medicare provider numbers across 56 programs from 180 leased and owned facilities and 29 inpatient units in 17 states and the District of Columbia.

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

Item 4. Mine Safety Disclosures

None

Executive Officers of the Company

Name	Age	Office	First Elected
Kevin J. McNamara	71	President and Chief Executive Officer	August 2, 1994 (1)
Spencer S. Lee	69	Executive Vice President	May 15, 2000 (2)
Nicholas M. Westfall	46	Executive Vice President	June 16, 2016 (3)
Michael D. Witzeman	54	Vice President, Chief Financial Officer, and Controller	May 21, 2012 (4)
Brian C. Judkins	44	Vice President and Chief Legal Officer	August 31, 2020 (5)

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

Each executive officer holds office until the annual election at the next annual organizational meeting of the Board of Directors of the Company which is scheduled to be held on May 19, 2025.

PART II

Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company has historically paid cash dividends quarterly. However, future dividends are dependent upon the Company’s earnings and financial condition, compliance with certain debt covenants and other factors not presently determinable.

As of February 10, 2025, there were approximately 1,156 stockholders of record of the Company’s Capital Stock. This number only includes stockholders of record and does not include stockholders with shares beneficially held in nominee name or within clearinghouse positions of brokers, banks or other institutions.

During 2024, the number of shares of Capital Stock repurchased by the Company, the weighted average price paid for each share, the cumulative shares repurchased under each program and the dollar amounts remaining under each program were as follows:

Company Purchase of Shares of Capital Stock

	Total Number	Weighted Average	Cumulative Shares	Dollar Amount
	of Shares	Price Paid Per	Repurchased Under	Remaining Under
	Repurchased	Share	the Program	The Program

February 2011 Program
January 1 through January 31, 2024	-	$-	10,591,123	$314,054,431
February 1 through February 29, 2024	-	-	10,591,123	314,054,431
March 1 through March 31, 2024	50,000	646.87	10,641,123	$281,710,685

First Quarter Total	50,000	$646.87

April 1 through April 30, 2024	11,500	$566.75	10,652,623	$275,193,028
May 1 through May 31, 2024	54,231	562.69	10,706,854	244,677,666
June 1 through June 30, 2024	34,269	546.69	10,741,123	$225,943,169

Second Quarter Total	100,000	$557.68

July 1 through July 31, 2024	6,417	$554.49	10,747,540	$222,385,017
August 1 through August 31, 2024	43,583	577.04	10,791,123	197,235,685
September 1 through September 30, 2024	50,000	582.27	10,841,123	$168,122,188

Third Quarter Total	100,000	$578.21

October 1 through October 31, 2024	-	$-	10,841,123	$168,122,188
November 1 through November 30, 2024 (1)	208,515	557.24	11,049,638	351,929,650
December 1 through December 31, 2024	179,720	537.57	11,229,358	$255,317,749

Fourth Quarter Total	388,235	$548.13

(1) In November 2024, our Board of Directors authorized an additional $300 million under the February 2011 Repurchase Program.

As of December 31, 2024, the number of stock options and performance share units outstanding under the Company’s equity compensation plans, the weighted average exercise price of outstanding options, and the number of securities remaining available for issuance were as follows:

EQUITY COMPENSATION PLAN INFORMATION

	Number of securities to be issued upon exercise of outstanding warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans [excluding securities reflected in column (a)]
	( a )	( b )	( c )
Plan Category

Equity compensation plans approved by stockholders (1)	1,235,051	$487.07	1,182,181

(1)          Amount includes 52,870 shares allocated to certain employees which vest upon attainment of specified earnings per share targets and specified total shareholder return targets.

Comparative Stock Performance

The graph below compares the yearly percentage change in the Company’s cumulative total stockholder return on Capital Stock (as measured by dividing (i) the sum of (A) the cumulative amount of dividends for the period December 31, 2019, to December 31, 2024, assuming dividend reinvestment, and (B) the difference between the Company’s share price at December 31, 2019 and December 31, 2024; by (ii) the share price at December 31, 2019) with the cumulative total return, assuming reinvestment of dividends, of the (1) S&P 500 Stock Index and (2) Dow Jones Industrial Diversified Index.

December 31	2019	2020	2021	2022	2023	2024
Chemed Corporation	100.00	121.59	121.14	117.21	134.65	122.37
S&P 500	100.00	118.40	152.39	124.79	157.59	197.02
Dow Jones Diversified Industrials	100.00	112.44	123.67	113.61	147.49	203.37

Item 6. Reserved

Item 7. Management’s Discussion and Analysis of Financial Conditions and Results of Operations

The information called for by this Item is set forth on pages 73 through 91 of the 2024 Annual Report to Stockholders and is incorporated herein by reference.

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

The Company did not have long-term debt at December 31, 2024.

Item 8. Financial Statements and Supplementary Data

The consolidated financial statements, together with the report thereon of PricewaterhouseCoopers LLP dated February 28, 2025, appearing on pages 39 through 69 of the 2024 Annual Report to Stockholders are incorporated herein by reference.

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

Management’s Report on Internal Control Over Financial Reporting

Refer to Management’s Report on Internal Control over Financial Reporting and Report of Independent Registered Public Accounting Firm on pages 39 through 40 of the Company’s 2024 Annual Report to Stockholders, which are incorporated herein by reference.

Changes in Internal Control Over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act during the Company’s fiscal quarter ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

(a)Not applicable.

(b)During the quarter ended December 31, 2024, none of our officers or directors adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act or any “non-Rule 10b5-1 trading arrangement”, as defined in Item 408 of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The directors of the Company are:

Kevin J. McNamara

Ron DeLyons

Patrick P. Grace

Christopher J. Heaney

Thomas C. Hutton

Andrea R. Lindell

Eileen P. McCarthy

John M. Mount Jr.

Thomas P. Rice

George J. Walsh III

The additional information required under this Item is set forth in the Company’s 2025 Proxy Statement and in Part I hereof under the caption “Executive Officers of the Registrant” and is incorporated herein by reference.

The Company has adopted a Code of Ethics that applies to the Company’s principal executive officer, principal financial officer, principal accounting officer, directors and employees. A copy of this Code of Ethics is incorporated with this report as Exhibit 14 and it is also posted on the Company’s Web site, www.chemed.com.

The Company has also adopted an Insider Trading Policy that includes policies and procedures governing the purchase, sale, and/or other dispositions of our securities by our directors, officers, employees, and the Company itself. The Insider Trading Policy is designed to promote compliance with insider trading laws, rules and regulations, and the New York Stock Exchange listing standards applicable to the Company. A copy of the Insider Trading Policy is incorporated with this report as Exhibit 19.

Item 11. Executive Compensation

Information required under this Item is set forth in the Company’s 2025 Proxy Statement, which is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required under this Item is set forth in the Company’s 2025 Proxy Statement, which is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions and Director Independence.

Information required under this Item is set forth in the Company’s 2025 Proxy Statement, which is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

Audit Fees

PricewaterhouseCoopers LLP charged the Company $2,423,000 for 2023 and $2,627,000 for 2024. These fees were for professional services rendered for the integrated audit of the Company’s annual financial statements and of its internal control over financial reporting, review of the financial statements included in the Company’s Forms 10-Q and review of documents filed with the SEC.

Audit-Related Fees

PricewaterhouseCoopers LLP charged the Company $171,000 for 2023 and $175,000 for 2024, for audit-related services. These services were related primarily to the audit of one of VITAS’ Florida subsidiaries.

Tax Fees

No such services were rendered in 2023 or 2024.

All Other Fees

No such other services were rendered in 2023 or 2024.

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

10.32	Fifth Amended and Restated Credit Agreement by and among Chemed Corporation, JP Morgan Chase Bank NA, and other lenders as of June 28, 2022*

10.33	David P. Williams Performance Share Units Grant Letter

13	2024 Annual Report to Stockholders.

14	Policies on Business Ethics of Chemed Corporation

19	Insider Trading Policy of Chemed Corporation

21	Subsidiaries of Chemed Corporation.

23	Consent of Independent Registered Public Accounting Firm.

24	Powers of Attorney.

31.1	Certification by Kevin J. McNamara pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act of 1934.

31.2	Certification by Michael D. Witzeman pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act of 1934.

32.1	Certification by Kevin J. McNamara pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Michael D. Witzeman pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97	Compensation Recovery Policy

101.INS		XBRL Instance Document*

101.SCH		XBRL Extension Schema*

101.CAL		XBRL Taxonomy Extension Calculation Linkbase*

101.DEF		XBRL Taxonomy Extension Definition Linkbase*

101.LAB		XBRL Taxonomy Extension Label Linkbase*

101.PRE		XBRL Taxonomy Extension Presentation Linkbase*
	*	This exhibit is being filed by means of incorporation by reference (see Index to Exhibits on page E-1). Each other exhibit is being filed with this Annual Report on Form 10-K.
	**	Management contract or compensatory plan or arrangement.
Financial Statement Schedule
See Index to Financial Statements and Financial Statement Schedule on page S-1.

Item 16. Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the
registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

February 28, 2025

CHEMED CORPORATION

/s/ Kevin J. McNamara
Kevin J. McNamara
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title		Date

/s/ Kevin J. McNamara	President and Chief Executive Officer and a Director
Kevin J. McNamara	(Principal Executive Officer)

/s/ Michael D. Witzeman	Vice President, Chief Financial Officer, and Controller
Michael D. Witzeman	(Principal Financial and Accounting Officer)		February 28,
2025

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

February 28, 2025		/s/ Brian C. Judkins
Date		Brian C. Judkins
(Attorney-in-Fact)

CHEMED CORPORATION AND SUBSIDIARY COMPANIES

INDEX TO FINANCIAL STATEMENTS

2022, 2023 AND 2024

Page(s)

Chemed Corporation Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm	39*
Consolidated Statements of Income	41*
Consolidated Balance Sheets	42*
Consolidated Statements of Cash Flows	43*
Consolidated Statements of Changes in Stockholders’ Equity	44*
Notes to Consolidated Financial Statements	45*

*Indicates page numbers in Chemed Corporation 2024 Annual Report to Stockholders

The consolidated financial statements of Chemed Corporation listed above, appearing in the 2024 Annual Report to Stockholders, are incorporated herein by reference. Schedules not included have been omitted because they are not applicable or the required information is shown in the financial statements or notes thereto as listed above.

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

		Form 8-K 11/2/17	10.01

10.31	Corporate Integrity Agreement, effective October 30, 2017 between the Office of Inspector General of the Department of Health and Human Services and VITAS Hospice Services, L.L.C., VITAS Healthcare Corporation, VITAS Healthcare Corporation of California, VITAS Healthcare Corporation of Illinois, VITAS Healthcare Corporation of Florida, VITAS Healthcare Corporation of Ohio, VITAS Healthcare Corporation of Atlantic, VITAS Healthcare of Texas, L.P., VITAS Healthcare Corporation Midwest, and VITAS Healthcare Corporation of Georgia	Form 8-K 11/2/17	10.02

10.32	Fifth Amended and Restated Credit Agreement by and among Chemed Corporation, JP Morgan Chase Bank NA, and other lenders as of June 28, 2022	Form 8-K 6/29/22**	10.10

10.33	David P. Williams Performance Share Units Grant Letter dated January 29, 2024	Form 8-K 2/1/24	10.1

14	Policies on Business Ethics of Chemed Corporation	Form 10-K 2/27/14,**	14

19	Insider Trading Policy of Chemed Corporation	*

21	Subsidiaries of Chemed Corporation	*

23	Consent of Independent Registered Public Accounting Firm	*

24	Powers of Attorney	*

31.1	Certification by Kevin J. McNamara pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act of 1934	*

31.2	Certification by Michael D. Witzeman pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act of 1934	*

32.1	Certification by Kevin J. McNamara pursuant to Section 906 of the Sarbanes Oxley Act of 2002	*

32.2	Certification by Michael D. Witzeman pursuant to Section 906 of the Sarbanes Oxley Act of 2002	*

97	Compensation Recovery Policy	*

101.INS	XBRL Instance Document	*

101.SCH	XBRL Extension Schema	*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase	*

101.DEF	XBRL Taxonomy Definition Linkbase	*

101.LAB	XBRL Taxonomy Extension Label Linkbase	*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase	*

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

The Company’s management, including the President and Chief Executive Officer, and Vice President, Chief Financial Officer, and Controller, has conducted an evaluation of the effectiveness of its internal control over financial reporting as of December 31, 2024, based on the framework established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this evaluation, management concluded that internal control over financial reporting was effective as of December 31, 2024, based on criteria in Internal Control—Integrated Framework issued by COSO.

PricewaterhouseCoopers LLP, our independent registered public accounting firm, has audited the effectiveness of the Company’s internal control over financial reporting as of December 31, 2024, as stated in their report which appears on pages 39 through 40.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Chemed Corporation

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Chemed Corporation and its subsidiaries (the "Company") as of December 31, 2024 and 2023, and the related consolidated statements of income, of changes in stockholders’ equity and of cash flows for each of the three years in the period ended December 31, 2024, including the related notes (collectively referred to as the "consolidated financial statements"). We also have audited the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

VITAS Revenue Implicit Price Concessions

As described in Note 2 to the consolidated financial statements, service revenue for VITAS is reported at the amount that reflects the ultimate consideration management expects to receive in exchange for providing patient care. These amounts are due from third-party payors, primarily commercial health insurers and government programs (Medicare and Medicaid). Management estimates the transaction price for patients with deductibles and coinsurance, along with those uninsured patients, based on historical experience and current conditions. The estimate of any contractual adjustments, discounts or implicit price concessions reduces the amount of revenue initially recognized. Settlement with third-party payors for retroactive adjustments due to audits, reviews or investigations are considered variable consideration and are included in the determination of the estimated transaction price for providing patient care. The variable consideration is estimated based on the terms of the payment agreement, existing correspondence from the payor and the Company’s historical settlement activity. The impact of these estimates is disclosed as implicit price concessions and totaled $13.6 million for the year ended December 31, 2024.

The principal considerations for our determination that performing procedures relating to VITAS revenue implicit price concessions is a critical audit matter are (i) the significant judgment by management when developing the estimate of implicit price concessions used in determining the transaction price for each third-party payor; and (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating audit evidence related to the ultimate consideration management expects to receive, related to estimates of implicit price concessions including retroactive adjustments due to audits, reviews or investigations, the assessment of management’s evaluation of correspondence from the payor and the Company’s historical settlement activity.

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

February 28, 2025

We have served as the Company’s auditor since 1971.

CONSOLIDATED STATEMENTS OF INCOME

Chemed Corporation and Subsidiary Companies
(in thousands, except per share data)
For the Years Ended December 31,	2024	2023	2022

Service revenues and sales (Note 2)	$2,431,287	$2,264,417	$2,134,963
Cost of services provided and goods sold (excluding depreciation)	1,576,939	1,465,602	1,369,877
Selling, general and administrative expenses	424,360	395,120	358,727
Depreciation	52,864	50,802	49,102
Amortization	10,185	10,063	10,070
Other operating expenses (Note 20)	446	2,261	3,691
Total costs and expenses	2,064,794	1,923,848	1,791,467
Income from operations	366,493	340,569	343,496
Interest expense	(1,780)	(3,108)	(4,584)
Other income/(expense)--net (Note 10)	34,752	12,906	(9,233)
Income before income taxes	399,465	350,367	329,679
Income taxes (Note 11)	(97,466)	(77,858)	(80,055)
Net Income	$301,999	$272,509	$249,624

Earnings Per Share (Note 16)
Net Income	$20.10	$18.11	$16.72
Average number of shares outstanding	15,024	15,050	14,929
Diluted Earnings Per Share (Note 16)
Net Income	$19.89	$17.93	$16.53
Average number of shares outstanding	15,186	15,200	15,099

The Notes to Consolidated Financial Statements are integral parts of these statements.

CONSOLIDATED BALANCE SHEETS

Chemed Corporation and Subsidiary Companies
(in thousands, except shares and per share data)
December 31,	2024	2023
Assets
Current assets
Cash and cash equivalents (Note 9)	$178,350	$263,958
Accounts receivable	171,163	181,511
Inventories	8,193	12,004
Prepaid income taxes	11,068	13,166
Prepaid expenses	25,974	30,204
Total current assets	394,748	500,843
Investments of deferred compensation plans held in trust (Notes 15 and 17)	130,960	106,126
Properties and equipment, at cost, less accumulated depreciation (Note 13)	200,837	203,840
Lease right of use asset (Note 14)	127,323	126,387
Identifiable intangible assets less accumulated amortization (Note 6)	92,206	90,264
Goodwill	666,744	585,017
Other assets (Note 12)	55,757	55,618
Total Assets	$1,668,575	$1,668,095

Liabilities
Current liabilities
Accounts payable	$44,146	$64,034
Income taxes (Note 11)	7,593	6,858
Accrued insurance	56,703	58,568
Accrued compensation	92,073	88,381
Short-term lease liability (Note 14)	42,306	38,635
Other current liabilities (Note 21)	42,874	55,574
Total current liabilities	285,695	312,050
Deferred income taxes (Note 11)	25,945	30,321
Deferred compensation liabilities (Note 15)	126,035	104,069
Long-term lease liability (Note 14)	98,538	100,776
Other liabilities	13,369	13,003
Total Liabilities	549,582	560,219
Commitments and contingencies (Note 18)
Stockholders' Equity
Capital stock - authorized 80,000,000 shares $1 par; issued 37,422,348 shares
(2023 - 37,183,681 shares)	37,422	37,184
Paid-in capital	1,484,176	1,341,273
Retained earnings	2,721,832	2,446,925
Treasury stock - 22,865,842 shares (2023 - 22,148,927 shares), at cost	(3,126,660)	(2,719,588)
Deferred compensation payable in Company stock (Note 15)	2,223	2,082
Total Stockholders' Equity	1,118,993	1,107,876
Total Liabilities and Stockholders' Equity	$1,668,575	$1,668,095

The Notes to Consolidated Financial Statements are integral parts of these statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
Chemed Corporation and Subsidiary Companies
(in thousands)
For the Years Ended December 31,	2024	2023	2022
Cash Flows from Operating Activities
Net income	$301,999	$272,509	$249,624
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	63,049	60,865	59,172
Stock option expense	32,033	30,082	26,254
Noncash portion of long-term incentive compensation	18,794	9,267	6,188
Litigation settlements	(5,750)	2,050	4,000
(Benefit)/provision for deferred income taxes	(4,138)	(8,027)	14,827
Noncash directors' compensation	1,282	1,444	1,170
Amortization of debt issuance costs	321	580	342
Deferred payroll taxes	-	-	(18,175)
Changes in operating assets and liabilities:
Decrease/(increase) in accounts receivable	10,678	(41,488)	(2,414)
Decrease/(increase) in inventories	3,831	(1,732)	(162)
Decrease in prepaid expenses	4,237	87	2,397
(Decrease)/increase in accounts payable and other current liabilities	(9,279)	(9,348)	15,343
Change in current income taxes	2,182	11,748	(996)
Net change in lease assets and liabilities	(674)	(1,424)	1,471
Increase in other assets	(25,591)	(9,952)	(45,779)
Increase/(decrease) in other liabilities	22,749	12,802	(3,350)
Other sources/(uses)	1,774	836	(26)
Net cash provided by operating activities	417,497	330,299	309,886
Cash Flows from Investing Activities
Business combinations, net of cash acquired	(97,400)	(3,994)	(3,529)
Capital expenditures	(49,531)	(56,854)	(57,325)
Proceeds from sale of fixed assets	3,315	640	2,330
Other uses	(295)	(434)	(878)
Net cash used by investing activities	(143,911)	(60,642)	(59,402)
Cash Flows from Financing Activities
Purchases of treasury stock	(361,389)	(67,697)	(114,515)
Proceeds from exercise of stock options	56,517	102,192	44,968
Dividends paid	(27,092)	(23,502)	(22,017)
Change in cash overdraft payable	(15,749)	15,749	(11,884)
Capital stock surrendered to pay taxes on stock-based compensation	(9,457)	(9,557)	(15,611)
Payments on other long-term debt	-	(97,500)	(2,500)
Proceeds from other long-term debt	-	-	100,000
Payments on revolving line of credit	-	-	(306,800)
Proceeds from revolving line of credit	-	-	121,800
Debt issuance costs	-	-	(1,586)
Other (uses)/sources	(2,024)	490	(1,108)
Net cash used by financing activities	(359,194)	(79,825)	(209,253)
(Decrease)/increase in cash and cash equivalents	(85,608)	189,832	41,231
Cash and cash equivalents at beginning of year	263,958	74,126	32,895
Cash and cash equivalents at end of year	$178,350	$263,958	$74,126

The Notes to Consolidated Financial Statements are integral parts of these statements.

CONSOLIDATED STATEMENTS OF CHANGES
IN STOCKHOLDERS' EQUITY
Chemed Corporation and Subsidiary Companies
(in thousands, except per share data)					Deferred
					Compensation
				Treasury	Payable in
	Capital	Paid-in	Retained	Stock-	Company
	Stock	Capital	Earnings	at Cost	Stock	Total
Balance at December 31, 2021	$36,514	$1,044,341	$1,970,311	$(2,430,094)	$2,201	$623,273
Net income	-	-	249,624	-	-	249,624
Dividends paid ($1.48 per share)	-	-	(22,017)	-	-	(22,017)
Stock awards and exercise of stock options (Note 4)	282	106,619	-	(43,932)	-	62,969
Purchases of treasury stock (Note 19)	-	-	-	(114,074)	-	(114,074)
Other	-	(1,061)	-	(45)	46	(1,060)
Balance at December 31, 2022	$36,796	$1,149,899	$2,197,918	$(2,588,145)	$2,247	$798,715
Net income	-	-	272,509	-	-	272,509
Dividends paid ($1.56 per share)	-	-	(23,502)	-	-	(23,502)
Stock awards and exercise of stock options (Note 4)	388	190,835	-	(57,796)	-	133,427
Purchases of treasury stock (Note 19)	-	-	-	(73,813)	-	(73,813)
Other	-	539	-	166	(165)	540
Balance at December 31, 2023	$37,184	$1,341,273	$2,446,925	$(2,719,588)	$2,082	$1,107,876
Net income	-	-	301,999	-	-	301,999
Dividends paid ($1.80 per share)	-	-	(27,092)	-	-	(27,092)
Stock awards and exercise of stock options (Note 4)	238	144,878	-	(45,947)	-	99,169
Purchases of treasury stock (Note 19)	-	-	-	(358,737)	-	(358,737)
Excise tax on share repurchase	-	-	-	(2,246)	-	(2,246)
Other	-	(1,975)	-	(142)	141	(1,976)
Balance at December 31, 2024	$37,422	$1,484,176	$2,721,832	$(3,126,660)	$2,223	$1,118,993

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

CURRENT EXPECTED CREDIT LOSSES

In June 2016, the FASB issued Accounting Standards Update “ASU No. 2016-13”, Financial Instruments, Credit Losses. The Company’s only material financial asset subject to ASU No. 2016-13 is accounts receivable, trade and other. The Company recognizes an allowance for credit losses related to accounts receivable to present the net amount expected to be collected as of the balance sheet date. Accounts receivable are written-off when it is determined that the amount is deemed uncollectible. The following presents a detailed discussion of the operating subsidiaries’ accounts receivable and their evaluation of credit risk related to those accounts:

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

As further discussed in Note 3, Chemed has $45.5 million in standby letters of credit outstanding. These letters of credit are with large, highly rated financial institutions. The Company periodically reviews published default tables related to these institutions to assess the need for an allowance. Chemed believes that any expected credit loss related to outstanding letters of credit based on current economic conditions is not material. The allowance for credit losses is not material at December 31, 2024.

CASH EQUIVALENTS

Cash equivalents comprise short-term, highly liquid investments, including overnight deposits and money market funds that have original maturities of three months or less.

CONCENTRATION OF RISK

As of December 31, 2024, and 2023, approximately 64% and 75%, respectively, of VITAS’ total accounts receivable balances were from Medicare and 31% and 19%, respectively, of VITAS’ total accounts receivable balances were due from various state Medicaid or managed Medicaid programs. Combined accounts receivable from Medicare, Medicaid, and managed Medicaid represent approximately 78% of the consolidated net accounts receivable in the accompanying consolidated balance sheets as of December 31, 2024.

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

The weighted average lives of our property and equipment at December 31, 2024, were:

Buildings and building improvements	14.5	yrs.
Transportation equipment	8.4
Machinery and equipment	5.0
Computer software	3.7
Furniture and fixtures	4.4

GOODWILL AND INTANGIBLE ASSETS

The table below shows a rollforward of goodwill (in thousands):

		Roto-
	Vitas	Rooter	Total
Balance at December 31, 2022	$334,063	$247,232	$581,295
Business combinations	-	3,682	3,682
Foreign currency adjustments	-	40	40
Balance at December 31, 2023	$334,063	$250,954	$585,017
Business combinations	70,803	11,062	81,865
Foreign currency adjustments	-	(138)	(138)
Balance at December 31, 2024	$404,866	$261,878	$666,744

Identifiable, definite-lived intangible assets arise from purchase business combinations and are amortized using either an accelerated method or the straight-line method over the estimated useful lives of the assets. The selection of an amortization method is based on which method best reflects the economic pattern of usage of the asset. Reacquired franchise rights are amortized over the remaining term of the franchise agreement at the time of acquisition. The weighted average lives of our identifiable, definite-lived intangible assets at December 31, 2024, were:

Covenants not to compete	6.3	yrs.
Reacquired franchise rights	7.4
Referral networks	14.0
Customer lists	16.8

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

We completed our qualitative analysis for impairment of goodwill and our indefinite-lived intangible assets as of October 1, 2024. Based on our assessment, we do not believe that it is more likely than not that our reporting units or indefinite-lived assets fair values are less than their carrying values.

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

Our leases have remaining terms of less than 1 year to 13 years, some of which include options to extend the lease for up to 5 years, and some of which include options to terminate the lease within 1 year. We made a policy election to exclude leases with a lease term less than 12 months from being recorded on the balance sheet. We adopted the practical expedient related to the combining of lease and non-lease components, which allows us to account for the lease and non-lease components as a single lease component. We do not currently have any finance leases, all lease information disclosed is related to operating leases.

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

CLOUD COMPUTING

As of December 31, 2024, Roto-Rooter has no significant capitalized implementation costs related to cloud computing.

VITAS utilizes a human resource system that is considered a cloud computing arrangement. We have capitalized approximately $5.6 million related to implementation of this project which are included in prepaid assets in the accompanying balance sheets. The

VITAS human resource system was placed into service in January 2020 and is being amortized over 5.7 years. For each of the years ending December 31, 2024, 2023 and 2022, amortization expense of $995,000 has been recognized, respectively.

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

OPERATING EXPENSES

Cost of services provided and goods sold (excluding depreciation) includes salaries, wages and benefits of service providers and field personnel, material costs, medical supplies and equipment, pharmaceuticals, insurance costs, service vehicle costs and other expenses directly related to providing service revenues or generating sales. Selling, general and administrative expenses include salaries, wages, stock-based compensation expense and benefits of selling, marketing and administrative employees, advertising expenses, communication expenses, office rent and operating costs, legal, banking and professional fees and other administrative costs. The cost associated with VITAS sales personnel is included in cost of services provided and goods sold (excluding depreciation).

ADVERTISING

We expense the production costs of advertising the first time the advertising takes place. We pay for and expense the cost of internet advertising and placement on a “per click” basis. Similarly, the majority of our telephone directory listings and certain types of internet advertising are paid for and expensed on a “cost per call” basis. Advertising expense for the year ended December 31, 2024 was $78.8 million (2023 – $72.2 million; 2022 - $68.6 million).

OTHER CURRENT LIABILITIES

See Note 21 for the detail of other current liabilities.

STOCK-BASED COMPENSATION PLANS

Stock-based compensation cost is measured at the grant date, based on the fair value of the award and recognized as expense over the employee’s requisite service period on a straight-line basis. See Note 4 for the detail on stock-based compensation.

INSURANCE ACCRUALS

For our Roto-Rooter segment and Corporate Office, we initially self-insure for all casualty insurance claims (workers’ compensation, auto liability and general liability). As a result, we closely monitor and frequently evaluate our historical claims experience to estimate the appropriate level of accrual for self-insured claims. Our third-party administrator (“TPA”) processes and reviews claims on a monthly basis. Currently, our exposure on any single claim is capped by stop-loss coverage at $750,000, with the exception of auto liability claims which are capped at $3.0 million of stop-loss coverage. In developing our estimates, we accumulate historical claims data for the previous 10 years to calculate loss development factors (“LDF”) by insurance coverage type. LDFs are applied to known claims to estimate the ultimate potential liability for known and unknown claims for each open policy year. LDFs are updated annually. Because this methodology relies heavily on historical claims data, the key risk is whether the historical claims are an accurate predictor of future claims exposure. The risk also exists that certain claims have been incurred and not reported on a timely basis. To mitigate these risks, in conjunction with our TPA, we closely monitor claims to ensure timely accumulation of data and compare claims trends with the industry experience of our TPA.

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

Our casualty insurance liabilities are recorded gross before any estimated recovery for amounts exceeding our stop loss limits. Estimated recoveries from insurance carriers are recorded as accounts receivable. Claims experience adjustments to our casualty and workers’ compensation accrual for the years ended December 31, 2024, 2023 and 2022, were net pretax credits of ($10,374,000), ($6,862,000), and ($5,790,000) respectively.

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

Our effective income tax rate was 24.4%, 22.2% and 24.3% for the years ended December 31, 2024, 2023, and 2022, respectively. Excess tax benefit on stock options reduced our income tax expenses by $4.4 million, $4.3 million, and $5.9 million for the years ended December 31, 2024, 2023 and 2022, respectively.

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

Care is provided to patients regardless of their ability to pay. Patients who meet our criteria for charity care are provided care without charge. There is no revenue or associated accounts receivable in the accompanying consolidated financial statements related to charity care. The cost of providing charity care during the years ended December 31, 2024, 2023 and 2022, was $9.2 million, $8.1 million and $7.8 million, respectively and is included in cost of services provided and goods sold. The cost of charity care is calculated by taking the ratio of charity care days to total days of care and multiplying by total cost of care.

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

We are subject to certain limitations on Medicare payments for services which are considered variable consideration, as follows:

Inpatient Cap. If the number of inpatient care days any hospice program provides to Medicare beneficiaries exceeds 20% of the total days of hospice care such program provided to all Medicare patients for an annual period beginning September 28, the days in excess of the 20% figure may be reimbursed only at the routine homecare rate. None of VITAS’ hospice programs exceeded the payment limits on inpatient services during the years ended December 31, 2024, 2023 and 2022.

Medicare Cap. We are also subject to a Medicare annual per-beneficiary cap (“Medicare cap”). Compliance with the Medicare cap is measured in one of two ways based on a provider election. The “streamlined” method compares total Medicare payments received under a Medicare provider number with respect to services provided to all Medicare hospice care beneficiaries in the program or programs covered by that Medicare provider number with the product of the per-beneficiary cap amount and the number of Medicare beneficiaries electing hospice care for the first time from that hospice program or programs from September 28 through September 27 of the following year. At December 31, 2024, all our programs except three are using the “streamlined” method.

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

We actively monitor each of our hospice programs, by provider number, as to their specific admission, discharge rate and median length of stay data, as well as differences between reimbursement rate increases versus the increase in the per beneficiary cap, in an attempt to determine whether revenues are likely to exceed the annual per-beneficiary Medicare cap. Should we determine that revenues for a program are likely to exceed the Medicare cap based on projected trends, we attempt to institute corrective actions, which include changes to the patient mix and increased patient admissions. However, should we project our corrective action will not prevent that program from exceeding its Medicare cap, we estimate revenue recognized during the government fiscal year that will require repayment to the Federal government under the Medicare cap and record an adjustment to revenue of an amount equal to a ratable portion of our best estimate for the year.

During the year ended December 31, 2024 we recorded $8.4 million in Medicare cap revenue reduction related to three programs’ projected 2024 measurement period liability and five programs’ 2025 measurement period liability.

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

At December 31, 2024 and 2023, the Medicare cap liability included in other current liabilities on the accompanying balance sheets was $13.6 million and $13.2 million, respectively.

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

The composition of patient care service revenue by payor and level of care for the year ended December 31, 2024 is as follows (in thousands):

	Medicare	Medicaid	Commercial	Total
Routine home care	$1,249,009	49,807	27,672	$1,326,488
Inpatient care	103,868	8,900	7,836	120,604
Continuous care	92,417	3,375	3,954	99,746
	$1,445,294	$62,082	$39,462	$1,546,838

All other revenue - self-pay, respite care, etc.				19,455
Subtotal				$1,566,293
Medicare cap adjustment				(8,414)
Implicit price concessions				(13,597)
Room and board, net				(13,304)
Net revenue				$1,530,978

The composition of patient care service revenue by payor and level of care for the year ended December 31, 2023 is as follows (in thousands):

	Medicare	Medicaid	Commercial	Total
Routine home care	$1,067,629	44,833	23,975	$1,136,437
Inpatient care	97,873	8,698	5,848	112,419
Continuous care	78,994	3,123	3,557	85,674
	$1,244,496	$56,654	$33,380	$1,334,530

All other revenue - self-pay, respite care, etc.				13,582
Subtotal				$1,348,112
Medicare cap adjustment				(8,000)
Implicit price concessions				(14,196)
Room and board, net				(10,851)
Net revenue				$1,315,065

The composition of patient care service revenue by payor and level of care for the year ended December 31, 2022 is as follows (in thousands):

	Medicare	Medicaid	Commercial	Total
Routine home care	$973,206	$43,340	$22,665	$1,039,211
Inpatient care	89,866	7,533	4,962	102,361
Continuous care	70,712	3,159	3,129	77,000
	$1,133,784	$54,032	$30,756	$1,218,572

All other revenue - self-pay, respite care, etc.				12,438
Subtotal				$1,231,010
Medicare cap adjustment				(7,868)
Implicit price concessions				(12,004)
Room and board, net				(9,574)
Net revenue				$1,201,564

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

The composition of disaggregated revenue for the years ended December 31, 2024, 2023 and 2022 is as follows (in thousands):

	2024	2023	2022
Drain cleaning	$237,534	$249,069	$261,606
Plumbing	181,370	196,695	194,274
Excavation	227,413	233,196	222,945
Other	883	936	708
Subtotal - short term core	647,200	679,896	679,533
Water restoration	178,016	185,550	169,434
Independent contractors	72,777	85,749	84,442
Franchisee fees	5,814	5,658	5,591
Other	23,329	19,083	16,859
Gross revenue	$927,136	$975,936	$955,859
Implicit price concessions and credit memos	(26,827)	(26,584)	(22,460)
Net revenue	$900,309	$949,352	$933,399

3.    Long-Term Debt and Lines of Credit

On June 28, 2022, we replaced our existing credit facility with a fifth amended and restated Credit Agreement (“2022 Credit Facilities”). Terms of the 2022 Credit Facilities consist of a five-year $450 million revolver as well as a five-year $100 million term loan. The 2022 Credit Facilities have a floating interest rate that is generally the secured overnight financing rate (“SOFR”) plus an additional tiered rate which varies based on our current leverage ratio. As of December 31, 2024 and 2023, the interest rate is SOFR plus 100 basis points. The 2022 Credit Facilities include an expansion feature that provides the Company the opportunity to increase its revolver and or term loan by an additional $250 million.

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

Capitalized interest was not material for any of the periods shown. Summarized below are the total amounts of interest paid during the years ended December 31 (in thousands):

2024	$1,161
2023	2,645
2022	3,706

The 2022 Credit Facilities contains the following quarterly financial covenants effective as of December 31, 2024:

Chemed
Description	Requirement	December 31, 2024

Leverage Ratio (Consolidated Indebtedness/Consolidated Adj. EBITDA)	< 3.50 to 1.00	(0.06) to 1.00

Interest Coverage Ratio (Consolidated Adj. EBITDA/Consolidated Interest Expense)	> 3.00 to 1.00	275.64 to 1.00

We are in compliance with all debt covenants as of December 31, 2024. We have issued $45.5 million in standby letters of credit as of December 31, 2024 for insurance purposes. Issued letters of credit reduce our available credit under the 2022 Credit Facilities. As of December 31, 2024, we have approximately $404.5 million of unused lines of credit available and eligible to be drawn down under our revolving credit facility.

4.    Stock-Based Compensation Plans

We have three stock incentive plans under which a total of 4.4 million shares were able to be issued to key employees and directors through a grant of stock options, stock awards and/or performance stock units (“PSUs”). The Compensation/Incentive Committee (“CIC”) of the Board of Directors administers these plans.

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

In May 2024, the CIC granted 2,272 unrestricted shares of stock to the Company’s outside directors.

PERFORMANCE AWARDS

The CIC determines a targeted number of PSUs to be granted to each participant. A participant can ultimately receive up to 200% of the targeted PSUs based upon exceeding the respective EPS and TSR targets.

In February 2022, 2023, and 2024, the CIC granted PSUs contingent upon the achievement of certain TSR targets as compared to the TSR of a group of peer companies for the three-year measurement period, at which date the awards may vest. We utilize a Monte Carlo simulation approach in a risk-neutral framework with inputs including historical volatility and the risk-free rate of interest to value these TSR awards. We amortize the total estimated cost over the service period of the award.

In February 2022, 2023, and 2024, the CIC granted PSUs contingent on the achievement of certain EPS targets over the three-year measurement period. At the end of each reporting period, we estimate the number of shares of stock we believe will ultimately vest and record that expense over the service period of the award.

Comparative data for the PSUs include:

	2024 Awards	2023 Awards	2022 Awards
TSR Awards
Shares of stock granted - target	7,133	8,107	7,983
Per-share fair value	$673.71	$633.32	$595.70
Volatility	21.8%	25.5%	30.4%
Risk-free interest rate	4.4%	4.3%	1.7%

EPS Awards
Shares of stock granted - target	7,133	8,107	7,983
Per-share fair value	$586.49	$515.12	$459.77

TSR Awards - Former CFO One-Time Grant
Shares of stock granted - target	6,424	-	-
Per-share fair value	$830.86	$-	$-
Volatility	22.00	-%	-%
Risk-free interest rate	4.07	-%	-%

Common Assumptions
Service period (years)	2.9	2.9	2.9
Three-year measurement period ends December 31,	2026	2025	2024

The following table summarizes total stock option, stock award and PSU activity during 2024:

	Stock Options				Stock Awards		Performance Units (PSUs)
						Weighted
		Weighted Average		Aggregate		Average			Weighted
			Remaining	Intrinsic		Grant-Date	Number of		Average
	Number of	Exercise	Contractual	Value	Number of	Per-Share	Target		Grant-Date
	Options	Price	Life (Years)	(thousands)	Awards	Fair Value	Units		Price
Outstanding at December 31, 2023	1,117,223	$462.94			-	$-	44,154		$549.65
Granted	318,015	597.70			2,272	564.34	20,690		692.43
Exercised/Vested	(226,836)	410.02			(2,272)	564.34	(9,559)		555.98
Canceled/ Forfeited	(26,221)	485.20			-	-	(3,565)		529.51
Outstanding at December 31, 2024	1,182,181	$508.85	3.2	49,497	-	$-	51,720		$606.99

Vested and expected to vest
at December 31, 2024	1,182,181	$508.85	3.2	49,497	-	$-	54,200	*	$565.33
Exercisable at December 31, 2024	569,991	466.88	2.2	37,929	n.a.	n.a.	n.a.		n.a.
* Amount includes 20,756 share units which vested and were converted to shares of stock and distributed in the first quarter of 2025.

We estimate the fair value of stock options using the Black-Scholes valuation model. We determine expected term, volatility, and dividend yield and forfeiture rate based on our historical experience. We believe that historical experience is the best indicator of these factors.

Comparative data for stock options, stock awards and PSUs include (in thousands, except per-share amounts):

	Years Ended December 31,
	2024	2023	2022
Total compensation expense of stock-based compensation
plans charged against income	$52,110	$40,793	$33,613
Total income tax benefit recognized in income for stock
based compensation expense charged against income	12,730	9,709	8,487
Total intrinsic value of stock options exercised	42,914	54,681	53,339
Total intrinsic value of stock awards vested during the period	1,282	1,444	1,170
Per-share weighted average grant-date fair value of
stock awards granted	564.34	545.69	496.25

The assumptions we used to value stock option grants are as follows:

	2024	2023	2022
Stock price on date of issuance	$597.70	$509.46	$462.04
Grant date fair value per option	$114.55	$111.24	$104.69
Number of options granted	318,015	315,555	312,598
Expected term (years)	3.5	3.5	3.5
Risk free rate of return	4.02%	4.99%	4.39%
Volatility	17.81%	19.24%	22.29%
Dividend yield	0.3%	0.3%	0.3%
Forfeiture rate	-	-	-

Other data for stock options, stock awards and PSUs for 2024 include (dollar amounts in thousands):

	Stock	Stock
	Options	Awards	PSUs

Total unrecognized compensation at the end of the year	$62,439	$-	$11,385
Weighted average period over which unrecognized compensation to be recognized (years)	2.2	-	1.6
Actual income tax benefit realized	$9,570	$286	$2,520
Aggregate intrinsic value vested and expected to vest	$49,497	$-	$28,912

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

5.    Segments and Nature of the Business

In November 2023, the FASB issued Accounting Standards Update “ASU 2023-07 – Improvements to Reportable Segment Disclosures”. The guidance provides enhanced disclosures about significant segment expenses. The purpose of the amendment is to provide investors with a better understanding of an entity’s overall performance and assess potential future cash flows. The ASU does not change how an entity identifies its operating segments. We adopted ASU 2023-07 for the year ending December 31, 2024, and applied a retrospective approach to all periods presented in our consolidated financial statements.

Our segments include the VITAS segment and the Roto-Rooter segment, which comprise the structure used by our President and Chief Executive Officer, who has been determined to be our Chief Operating Decision Maker (“CODM”) to make key operating decisions and assess performance. Relative contributions of each segment to service revenues and sales were 63% and 37% in 2024, 58% and 42% in 2023, and 56% and 44% in 2022. The vast majority of our service revenues and sales from continuing operations are generated from business within the United States. Service revenues and sales by business segment are shown in Note 2.

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

Our CODM evaluates the segments’ operating performance based mainly on income/(loss) from operations. For each segment, the CODM compares segment income/(loss) from operations in the annual budgeting and monthly forecasting process to actual results. The CODM considers variances on a monthly basis for evaluating performance of each segment and making decisions about allocating resources to each segment.

Segment data are set forth below (in thousands):

			Reportable		Chemed
2024 (in thousands)	VITAS	Roto-Rooter	Segments	Corporate	Consolidated
Service revenues and sales	$1,530,978	$900,309	$2,431,287	$-	$2,431,287

Cost of services provided and goods sold
(excluding depreciation)
Wages	860,025	303,458	1,163,483	-	1,163,483
Patient care expense	148,165	-	148,165	-	148,165
Other expenses	138,613	126,678	265,291	-	265,291
Total cost of services provided and goods sold	$1,146,803	$430,136	$1,576,939	$-	$1,576,939

Selling, general and administrative expense
Wages	69,139	81,519	150,658	17,132	167,790
Advertising	-	73,147	73,147	-	73,147
Stock compensation	-	-	-	52,185	52,185
Other expenses	30,425	78,186	108,611	22,627	131,238
Total selling, general and administrative expense	99,564	232,852	332,416	91,944	424,360

Depreciation	20,362	32,452	52,814	50	52,864
Amortization	105	10,080	10,185	-	10,185
Other operating expense	178	268	446	-	446
Total costs and expenses	1,267,012	705,788	1,972,800	91,994	2,064,794
Income/(loss) from operations	263,966	194,521	458,487	(91,994)	366,493

Interest expense	(171)	(431)	(602)	(1,178)	(1,780)
Intercompany interest income/(expense)	20,211	14,397	34,608	(34,608)	-
Other income - net	227	69	296	34,456	34,752
Income/(expense) before income taxes	284,233	208,556	492,789	(93,324)	399,465
Income taxes	(67,414)	(48,510)	(115,924)	18,458	(97,466)
Net income/(loss)	$216,819	$160,046	$376,865	$(74,866)	$301,999

Identifiable assets	$839,568	$529,076	$1,368,644	$299,931	$1,668,575

Additions to long-lived assets	$108,629	$38,274	$146,903	$275	$147,178

			Reportable		Chemed
2023 (in thousands)	VITAS	Roto-Rooter	Segments	Corporate	Consolidated
Service revenues and sales	$1,315,065	$949,352	$2,264,417	$-	$2,264,417

Cost of services provided and goods sold
(excluding depreciation)
Wages	766,264	307,160	1,073,424	-	1,073,424
Patient care expense	126,259	-	126,259	-	126,259
Other expenses	125,100	140,819	265,919	-	265,919
Total cost of services provided and good sold	$1,017,623	$447,979	$1,465,602	$-	$1,465,602

Selling, general and administrative expense
Wages	62,503	83,070	145,573	17,993	163,566
Advertising	-	67,709	67,709	-	67,709
Stock compensation	-	-	-	41,771	41,771
Other expenses	30,793	80,808	111,601	10,473	122,074
Total selling, general and administrative expense	93,296	231,587	324,883	70,237	395,120

Depreciation	19,959	30,790	50,749	53	50,802
Amortization	104	9,959	10,063	-	10,063
Other operating expense	(12)	2,273	2,261	-	2,261
Total costs and expenses	1,130,970	722,588	1,853,558	70,290	1,923,848
Income/(loss) from operations	184,095	226,764	410,859	(70,290)	340,569

Interest expense	(180)	(442)	(622)	(2,486)	(3,108)
Intercompany interest income/(expense)	19,400	11,918	31,318	(31,318)	-
Other income - net	1,309	126	1,435	11,471	12,906
Income/(expense) before income taxes	204,624	238,366	442,990	(92,623)	350,367
Income taxes	(46,115)	(50,125)	(96,240)	18,382	(77,858)
Net income/(loss)	$158,509	$188,241	$346,750	$(74,241)	$272,509

Identifiable assets	$778,950	$523,450	$1,302,400	$365,695	$1,668,095

Additions to long-lived assets	$17,450	$43,514	$60,964	$274	$61,238

			Reportable		Chemed
2022 (in thousands)	VITAS	Roto-Rooter	Segments	Corporate	Consolidated
Service revenues and sales	$1,201,564	$933,399	$2,134,963	$-	$2,134,963

Cost of services provided and goods sold
(excluding depreciation)
Wages	694,419	301,680	996,099	-	996,099
Patient care expense	116,343	-	116,343	-	116,343
Other expenses	121,099	136,336	257,435	-	257,435
Total cost of services provided and goods sold	$931,861	$438,016	$1,369,877	$-	$1,369,877

Selling, general and administrative expense
Wages	55,416	82,404	137,820	17,551	155,371
Advertising	-	61,630	61,630	-	61,630
Stock compensation	-	-	-	34,055	34,055
Other expenses	33,771	78,223	111,994	(4,323)	107,671
Total selling, general and administrative expense	89,187	222,257	311,444	47,283	358,727

Depreciation	21,955	27,075	49,030	72	49,102
Amortization	101	9,969	10,070	-	10,070
Other operating expense	3,337	354	3,691	-	3,691
Total costs and expenses	1,046,441	697,671	1,744,112	47,355	1,791,467
Income/(loss) from operations	155,123	235,728	390,851	(47,355)	343,496

Interest expense	(172)	(396)	(568)	(4,016)	(4,584)
Intercompany interest income/(expense)	18,901	9,345	28,246	(28,246)	-
Other income - net	600	138	738	(9,971)	(9,233)
Income/(expense) before income taxes	174,452	244,815	419,267	(89,588)	329,679
Income taxes	(43,000)	(58,695)	(101,695)	21,640	(80,055)
Net income/(loss)	$131,452	$186,120	$317,572	$(67,948)	$249,624

Identifiable assets	$750,483	$512,424	$1,262,907	$179,105	$1,442,012

Additions to long-lived assets	$22,580	$39,111	$61,691	$177	$61,868

6.    Intangible Assets

Amortization of definite-lived intangible assets for the years ended December 31, 2024, 2023 and 2022, was $10.2 million, $10.1 million and $10.1 million, respectively. The following is a schedule by year of projected amortization expense for definite-lived intangible assets (in thousands):

2025	$10,268
2026	9,921
2027	616
2028	412
2029	238
Thereafter	1,555

The balance in identifiable intangible assets comprises the following (in thousands):

	Gross	Accumulated	Net Book
	Asset	Amortization	Value
December 31, 2024
Referral networks	$1,228	$(507)	$721
Covenants not to compete	2,579	(2,422)	157
Customer lists	4,744	(2,433)	2,311
Reacquired franchise rights	73,605	(53,785)	19,820
Subtotal - definite-lived intangibles	82,156	(59,147)	23,009
VITAS trade name	51,300	-	51,300
Roto-Rooter trade name	150	-	150
Operating licenses	17,747	-	17,747
Total	$151,353	$(59,147)	$92,206

December 31, 2023
Referral networks	$1,228	$(413)	$815
Covenants not to compete	2,476	(2,354)	122
Customer lists	4,746	(2,220)	2,526
Reacquired franchise rights	72,821	(43,978)	28,843
Subtotal - definite-lived intangibles	81,271	(48,965)	32,306
VITAS trade name	51,300	-	51,300
Roto-Rooter trade name	150	-	150
Operating licenses	6,508	-	6,508
Total	$139,229	$(48,965)	$90,264

7.    Acquisitions

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
$85,000

The pro forma revenue and earnings for the Company for the years ended December 31, 2024 and 2023 as if the Covenant acquisition made in 2024 was completed on January 1, 2023 are as follows (in thousands, except per share data):

	For the Years Ended December 31,
	2024	2023

Service revenues and sales	$2,448,419	$2,320,177
Net income	$306,224	$279,615
Earnings per share	$20.38	$18.58
Diluted earnings per share	$20.16	$18.40

Revenue and net income from other acquisitions made in 2024, 2023 and 2022 are not material.

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

8.    Discontinued Operations

At December 31, 2024 and 2023, the accrual for our estimated liability for potential environmental cleanup and related costs arising from the 1991 sale of DuBois amounted to $1.7 million. Of the 2024 balance, $826,000 is included in other current liabilities and $895,000 is included in other liabilities (long-term).

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

9.    Cash Overdrafts, Cash Equivalents, and Supplemental Cash Flow Disclosure

Included in the accompanying Consolidated Balance Sheets are $1.1 million, $690,000, and $1.9 million of capitalized property and equipment which were not paid for as of December 31, 2024, 2023, and 2022, respectively. These amounts have been excluded from capital expenditures in the accompanying Consolidated Statements of Cash Flows. There are no material non-cash amounts included in interest expense for any period presented.

There are no cash overdrafts included in accounts payable as of December 31, 2024. There was $15.7 million of cash overdrafts included in accounts payable as of December 31, 2023.

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

10.    Other Income/(Expense) -- Net

Other income/(expense) -- net comprises the following (in thousands):

	For the Years Ended December 31,
	2024	2023	2022

Market value gains/(losses) related to deferred
compensation trusts	$20,139	$6,404	$(9,970)
Interest income	14,610	6,270	355
Other	3	232	382
Total other income/(expense)	$34,752	$12,906	$(9,233)

The market value gain or loss relates to realized and unrealized activity on the assets in the deferred compensation trust. There is an offsetting amount in selling, general and administrative expense to reflect the corresponding increase or decrease in the liability.

11.    Income Taxes

The provision for income taxes comprises the following (in thousands):

	For the Years Ended December 31,
	2024	2023	2022
Current
U.S. federal	$85,802	$75,333	$52,910
U.S. state and local	15,301	9,983	11,813
Foreign	501	569	505
Deferred
U.S. federal, state and local	(4,140)	(8,029)	14,821
Foreign	2	2	6
Total	$97,466	$77,858	$80,055

A summary of the temporary differences that give rise to deferred tax assets/ (liabilities) follows (in thousands):

	December 31,
	2024	2023
Accrued liabilities	$42,411	$39,436
Lease liabilities	33,982	34,028
Stock compensation expense	11,229	9,023
Implicit price concessions	8,115	7,294
State net operating loss carryforwards	1,839	1,652
Other	1,214	1,259
Deferred income tax assets	98,790	92,692
Amortization of intangible assets	(42,754)	(40,747)
Accelerated tax depreciation	(29,814)	(32,411)
Right of use lease assets	(30,679)	(30,891)
Deposit with OAS	(11,413)	(11,413)
Currents assets	(4,244)	(4,272)
State income taxes	(2,042)	(2,552)
Market valuation of investments	(3,661)	(600)
Other	(128)	(127)
Deferred income tax liabilities	(124,735)	(123,013)
Net deferred income tax liabilities	$(25,945)	$(30,321)

At December 31, 2024 and 2023, state net operating loss carryforwards were $39.4 million and $36.0 million, respectively. These net operating losses will expire, in varying amounts, between 2025 and 2044. Based on our history of operating earnings, we have determined that our operating income will, more likely than not, be sufficient to ensure realization of our deferred income tax assets.

A reconciliation of the beginning and ending of year amount of our unrecognized tax benefit is as follows (in thousands):

	2024	2023	2022
Balance at January 1,	$1,221	$1,313	$1,379
Decrease due to expiration of statute of limitations	(207)	(355)	(422)
Unrecognized tax benefits due to positions taken in current year	695	263	356
Balance at December 31,	$1,709	$1,221	$1,313

We file tax returns in the U.S. federal jurisdiction and various states. The years ended December 31, 2021 and forward remain open for review for federal income tax purposes. The earliest open year relating to any of our major state jurisdictions is the fiscal year ended December 31, 2019. During the next twelve months, we do not anticipate a material net change in unrecognized tax benefits.

We classify interest related to our accrual for uncertain tax positions in separate interest accounts. As of December 31, 2024, and 2023, we have approximately $275,000 and $145,000, respectively, accrued in interest payable related to uncertain tax positions.

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

The difference between the actual income tax provision for continuing operations and the income tax provision calculated at the statutory U.S. federal tax rate is explained as follows (in thousands):

	For the Years Ended December 31,
	2024	2023	2022

Income tax provision calculated using the statutory rate of 21%	$83,888	$73,577	$69,233
State and local income taxes, less federal income tax effect	11,811	2,306	10,207
Nondeductible expenses	7,438	6,600	6,958
Excess stock compensation tax benefits	(4,442)	(4,330)	(5,928)
Other--net	(1,229)	(295)	(415)
Income tax provision	$97,466	$77,858	$80,055
Effective tax rate	24.4%	22.2%	24.3%

During the third quarter of 2023, the Company recognized a tax benefit from realignment of its state and local corporate tax structure based on the location of operating resources and profitability by business segment. This benefit includes a reduction in current state and local tax expense and a one-time benefit of $4.2 million in reduction of deferred tax liabilities reflecting the lower tax rates.

Summarized below are the total amounts of income taxes paid during the years ended December 31 (in thousands):

2024	$98,728
2023	$73,876
2022	$65,894

Provision has not been made for additional taxes on $35.1 million of undistributed earnings of our domestic subsidiaries. Should we elect to sell our interest in these businesses rather than to affect a tax-free liquidation, additional taxes amounting to approximately $8.0 million would be incurred based on current income tax rates.

12. Other Assets

 Other assets comprise of the following (in thousands):

	December 31,
	2024	2023

Deposit with OAS (Note 18)	$46,968	$46,968
Cash surrender value life insurance	3,780	3,651
Noncurrent advances and deposits	2,222	2,139
Deferred debt costs (Note 3)	937	1,197
Other	1,850	1,663
Total other assets	$55,757	$55,618

13.    Properties and Equipment

A summary of properties and equipment follows (in thousands):

	December 31,
	2024	2023
Land	$12,348	$14,356
Buildings and building improvements	140,656	130,695
Transportation equipment	93,025	89,910
Machinery and equipment	167,767	164,249
Computer software	76,251	72,646
Furniture and fixtures	83,184	78,068
Projects under development	9,607	8,788
Total properties and equipment	582,838	558,712
Less accumulated depreciation	(382,001)	(354,872)
Net properties and equipment	$200,837	$203,840

The net book value of computer software at December 31, 2024 and 2023, was $8.1 million and $8.0 million, respectively. Depreciation expense for computer software was $4.3 million, $4.5 million and $5.5 million for the years ended December 31, 2024, 2023 and 2022, respectively.

14.    Leases

Chemed and each of its operating subsidiaries are service companies. As such, real estate leases comprise the largest lease obligation (and conversely, right of use asset) in our lease portfolio. VITAS has leased office space, as well as space for IPUs and/or contract beds within hospitals. Roto-Rooter has leased office space.

The components of balance sheet information related to leases were as follows:

	December 31,
	2024	2023
Assets
Operating lease assets	$127,323	$126,387

Liabilities
Current operating leases	42,306	38,635
Noncurrent operating leases	98,538	100,776
Total operating lease liabilities	$140,844	$139,411

The components of lease expense were as follows:

	December 31,
	2024	2023	2022
Lease Expense (a)
Operating lease expense	$64,228	$59,769	$59,530
Sublease income	(311)	(93)	(181)
Net lease expense	$63,917	$59,676	$59,349

(a)Includes short-term leases and variable lease costs, which are immaterial. Included in both cost of services provided and goods sold and selling, general and administrative expenses.

The components of cash flow information related to leases were as follows:

	December 31,
	2024	2023
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from leases	$51,762	$49,777

Leased assets obtained in exchange for new operating lease liabilities	$49,883	$37,111

Weighted Average Remaining Lease Term
Operating leases	4.58	yrs

Weighted Average Discount Rate
Operating leases	3.7%

Maturity of Operating Lease Liabilities (in thousands)

2025	$48,956
2026	37,081
2027	23,697
2028	17,057
2029	11,811
Thereafter	15,684
Total lease payments	$154,286
Less: interest	(13,442)
Total liability recognized on the balance sheet	$140,844

For leases commencing prior to 2019, minimum rental payments exclude payments to landlords for real estate taxes and common area maintenance. Operating lease payments include $3.1 million related to extended lease terms that are reasonably certain of being exercised and exclude $1.1 million of lease payments for leases signed but not yet commenced.

15.    Retirement Plans

Retirement obligations under various plans cover substantially all full-time employees who meet age and/or service eligibility requirements. All plans providing retirement benefits to our employees are defined contribution plans. Expenses for our retirement and profit-sharing plans, excess benefit plans and other similar plans are as follows (in thousands):

For the Years Ended December 31,
2024	2023	2022

$39,134	$26,475	$11,533

These expenses include the impact of market gains and losses on assets held in deferred compensation plans.

Trust assets invested in shares of our stock are included in treasury stock, and the corresponding liability is included in a separate component of stockholders’ equity. At December 31, 2024, these trusts held 55,072 shares at historical average cost of $2.2 million (2023 – 54,833 shares or $2.1 million).

We have excess benefit plans for key employees whose participation in the qualified plans is limited by U.S. Employee Retirement Income Security Act requirements. Benefits are determined based on theoretical participation in the qualified plans. Benefits are only invested in mutual funds, and participants are not permitted to diversify accumulated benefits in shares of our capital stock.

16.    Earnings Per Share

The computation of earnings per share follows (in thousands, except per share data):

For the Years Ended December 31,		Net Income	Shares	Earnings per Share
2024
	Earnings	$301,999	15,024	$20.10
	Dilutive stock options	-	114
	Nonvested stock awards	-	48
	Diluted earnings	$301,999	15,186	$19.89

2023
	Earnings	$272,509	15,050	$18.11
	Dilutive stock options	-	103
	Nonvested stock awards	-	47
	Diluted earnings	$272,509	15,200	$17.93

2022
	Earnings	$249,624	14,929	$16.72
	Dilutive stock options	-	130
	Nonvested stock awards	-	40
	Diluted earnings	$249,624	15,099	$16.53

During 2024, 619,000 stock options were excluded from the computation of diluted earnings per share as their exercise prices were greater than the average market price during most of the year. During 2023, 601,000 stock options were excluded. During 2022, 891,000 stock options were excluded.

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

The following shows the carrying value, fair value and the hierarchy for our financial instruments as of December 31, 2024 (in thousands):

		Fair Value Measure
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Investments of deferred compensation plans held in trust	$130,960	$130,960	$-	$-
Cash equivalents	188,379	188,379	-	-

The following shows the carrying value, fair value and the hierarchy for our financial instruments as of December 31, 2023 (in thousands):

		Fair Value Measure
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Investments of deferred compensation plans held in trust	$106,126	$106,126	$-	$-
Cash equivalents	257,343	257,343	-	-

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

18.    Legal and Regulatory Matters

The VITAS segment of the Company’s business operates in a heavily-regulated industry. As a result, the Company is subjected to inquiries and investigations by various government agencies, which can result in penalties including repayment obligations, funding withholding, or debarment, as well as to lawsuits, including qui tam actions. In addition, both businesses are subject to legal proceedings and claims covering a wide range of matters in the ordinary course of business, including personal injury, employment claims, and general commercial issues. The following sections describe the various ongoing material lawsuits and investigations of which the Company is currently aware. Other than as described below, it is not possible at this time for us to estimate either the timing or outcome of any of those matters, or whether any potential loss, or range of potential losses, is probable or reasonably estimable.

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

On August 29, 2022, six weeks subsequent to the OAS finalizing its audit, VITAS received a demand letter from its Medicare Administrative Contractor (“MAC”) seeking repayment of $50.3 million. VITAS timely filed its initial appeal of the overpayment decision and deposited $50.3 million under the “Immediate Recoupment” process to preserve its appeal rights. To date, VITAS has been refunded $3.3 million of the amount deposited and continues to appeal the remaining claims through the Office of Medicare Hearings and Appeals process. The amount deposited has been recorded as an “other long-term asset” in the consolidated balance sheets, as detailed in Note 12.

On February 3, 2025, an Administrative Law Judge ruled that VITAS’ care met Medicare’s hospice standards for the applicable higher level of care as originally billed for all but one of the claims appealed, and therefore VITAS was entitled to receive payment for all such claims. With respect to the one claim that the judge did not fully side with VITAS, the judge found that four of the five days billed met the applicable standard and only one day did not. That is, across the 36 appealed claims, the judge approved all billings except for one day of billing a higher-level of care.

CMS may attempt to appeal the ruling but has not yet done so. VITAS’ MAC has not provided a new calculation of the amount of the remaining deposit that it believes should be returned to VITAS.

Regardless of the outcome of the preceding matter, dealing with the various regulatory agencies and opposing parties can adversely affect us through defense costs, potential payments, withholding of governmental funding, diversion of management time, and related publicity.

19.    Capital Stock Transactions

We repurchased the following capital stock:

	For the Years Ended December 31,
	2024	2023	2022
Total cost of repurchased shares (in thousands):	$358,737	$73,813	$114,074
Shares repurchased	638,235	132,969	232,500
Weighted average price per share	$562.08	$555.12	$490.64

In November 2024, the Board of Directors authorized $300.0 million for additional stock repurchase under the February 2011 repurchase program. In November 2023, the Board of Directors authorized $300.0 million for additional stock repurchase under the February 2011 repurchase program. We currently have $255.3 million of authorization remaining under this share purchase plan.

20.    Other Operating Expenses

	December 31,
	2024	2023	2022
Loss/(gain) on disposal of property and equipment	$446	$211	$(309)
Litigation settlements	-	2,050	4,000
Total other operating expenses	$446	$2,261	$3,691

21. Other Current Liabilities

	December 31,
	2024	2023

Medicare cap	$13,579	$13,245
Accrued legal	193	6,386
Retention bonus	-	8,901
All other	29,102	27,042
Total other current liabilities	$42,874	$55,574

There are no individual amounts exceeding 5% of the total current liabilities in the “all other” line item for either period presented.

22. Recent Accounting Standards

In December 2023, the FASB issued Accounting Standards Update “ASU 2023-09 – Income Tax Disclosure”. The guidance provides increased transparency related to tax risk and tax planning through (1) disclosure in specific categories in the rate reconciliation and (2) provide additional information for reconciling items when a quantitative threshold is met. The guidance is effective for fiscal periods beginning after December 15, 2024. The Company is finalizing the impacts of the ASU, but expect greater disaggregation of income tax rate reconciliation within our footnote disclosures in our Annual Report on Form 10-K.

In November 2024, the FASB issued Accounting Standards Update “ASU 2024-03 – Disaggregation of Income Statement Expenses”. The guidance provides enhanced disclosures about commonly presented expense categories such as cost of sales, selling, general and administrative expenses and research and development. The objective is to provide investors with a better understanding of the entity’s performance, assess potential future cash flows and comparability with other entities. The guidance is effective for fiscal periods beginning December 15, 2026, and interim periods within fiscal years beginning December 15, 2027. The Company is currently analyzing the impact of the ASU on the current footnote disclosures.

CHEMED CORPORATION AND SUBSIDIARY COMPANIES
UNAUDITED CONSOLIDATING STATEMENTS OF INCOME
FOR THE YEAR ENDED DECEMBER 31, 2024
(in thousands)(unaudited)
		Roto-		Chemed
	VITAS	Rooter	Corporate	Consolidated
2024
Service revenues and sales	$1,530,978	$900,309	$-	$2,431,287
Cost of services provided and goods sold	1,146,803	430,136	-	1,576,939
Selling, general and administrative expenses	99,564	232,852	91,944	424,360
Depreciation	20,362	32,452	50	52,864
Amortization	105	10,080	-	10,185
Other operating expenses	178	268	-	446
Total costs and expenses	1,267,012	705,788	91,994	2,064,794
Income/(loss) from operations	263,966	194,521	(91,994)	366,493
Interest expense	(171)	(431)	(1,178)	(1,780)
Intercompany interest income/(expense)	20,211	14,397	(34,608)	-
Other income—net	227	69	34,456	34,752
Income/(loss) before income taxes (a)	284,233	208,556	(93,324)	399,465
Income taxes	(67,414)	(48,510)	18,458	(97,466)
Net income/(loss) (a)	$216,819	$160,046	$(74,866)	$301,999

(a) The following amounts are included in income from continuing operations (in thousands):
		Roto-		Chemed
	VITAS	Rooter	Corporate	Consolidated
Pretax benefit/(cost):
Stock option expense	$-	$-	$(32,033)	$(32,033)
Long-term incentive compensation	-	-	(14,815)	(14,815)
Amortization of reacquired franchise agreements	-	(9,408)	-	(9,408)
Severance arrangement	-	-	(5,337)	(5,337)
Acquisition expense	(1,099)	(34)		(1,133)
Total	$(1,099)	$(9,442)	$(52,185)	$(62,726)

		Roto-		Chemed
	VITAS	Rooter	Corporate	Consolidated
After-tax benefit/(cost):
Stock option expense	$-	$-	$(27,053)	$(27,053)
Long-term incentive compensation	-	-	(13,167)	(13,167)
Amortization of reacquired franchise agreements	-	(7,216)	-	(7,216)
Severance arrangement	-	-	(5,337)	(5,337)
Acquisition expense	(832)	(26)	-	(858)
Excess tax benefits on stock compensation	-	-	4,442	4,442
Total	$(832)	$(7,242)	$(41,115)	$(49,189)

CHEMED CORPORATION AND SUBSIDIARY COMPANIES
UNAUDITED CONSOLIDATING STATEMENTS OF INCOME
FOR THE YEAR ENDED DECEMBER 31, 2023
(in thousands)(unaudited)
		Roto-		Chemed
	VITAS	Rooter	Corporate	Consolidated
2023
Service revenues and sales	$1,315,065	$949,352	$-	$2,264,417
Cost of services provided and goods sold	1,017,623	447,979	-	1,465,602
Selling, general and administrative expenses	93,296	231,587	70,237	395,120
Depreciation	19,959	30,790	53	50,802
Amortization	104	9,959	-	10,063
Other operating expenses/(income)	(12)	2,273	-	2,261
Total costs and expenses	1,130,970	722,588	70,290	1,923,848
Income/(loss) from operations	184,095	226,764	(70,290)	340,569
Interest expense	(180)	(442)	(2,486)	(3,108)
Intercompany interest income/(expense)	19,400	11,918	(31,318)	-
Other income—net	1,309	126	11,471	12,906
Income/(loss) before income taxes (a)	204,624	238,366	(92,623)	350,367
Income taxes	(46,115)	(50,125)	18,382	(77,858)
Net income/(loss) (a)	$158,509	$188,241	$(74,241)	$272,509

(a) The following amounts are included in income from continuing operations (in thousands):
		Roto-		Chemed
	VITAS	Rooter	Corporate	Consolidated
Pretax benefit/(cost):
Stock option expense	$-	$-	$(30,082)	$(30,082)
Long-term incentive compensation	-	-	(11,689)	(11,689)
Amortization of reacquired franchise agreements	-	(9,408)	-	(9,408)
Litigation settlements	-	(2,056)	-	(2,056)
Total	$-	$(11,464)	$(41,771)	$(53,235)

		Roto-		Chemed
	VITAS	Rooter	Corporate	Consolidated
After-tax benefit/(cost):
Stock option expense	$-	$-	$(25,405)	$(25,405)
Long-term incentive compensation	-	-	(10,379)	(10,379)
Amortization of reacquired franchise agreements	-	(7,216)	-	(7,216)
Impact of deferred rate tax change	1,772	3,559	(1,090)	4,241
Litigation settlements	-	(1,577)	-	(1,577)
Excess tax benefits on stock compensation	-	-	4,330	4,330
Total	$1,772	$(5,234)	$(32,544)	$(36,006)

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

EXECUTIVE SUMMARY

We operate through our two wholly owned subsidiaries: VITAS Healthcare Corporation (“VITAS”) and Roto-Rooter Group, Inc. (“Roto-Rooter”). VITAS focuses on hospice care that helps make terminally ill patients' final days as comfortable as possible. Through its team of doctors, nurses, home health aides, social workers, clergy and volunteers, VITAS provides direct medical services to patients, as well as spiritual and emotional counseling to both patients and their families. Roto-Rooter is focused on providing plumbing, drain cleaning, excavation, water restoration and other related services to both residential and commercial customers. Through its network of company-owned branches, Independent Contractors and franchisees, Roto-Rooter offers plumbing and drain cleaning service to over 90% of the U.S. population.

The vast majority of the Company’s operations are located in the United States. As both operations are service companies, our employees are the most critical resource of the Company. We have very little or no exposure related to customers, vendors or employees in other regions of the world.

The following is a summary of the key operating results for the years ended December 31, 2024, 2023 and 2022 (in thousands except percentages and per share amounts):

	2024	2023	2022
Consolidated service revenues and sales	$2,431,287	$2,264,417	$2,134,963
Consolidated net income	$301,999	$272,509	$249,624
Diluted EPS	$19.89	$17.93	$16.53
Adjusted net income	$351,188	$308,515	$283,609
Adjusted diluted EPS	$23.13	$20.30	$18.78
Adjusted EBITDA	$503,002	$451,897	$432,660
Adjusted EBITDA as a % of revenue	20.7%	20.0%	20.3%

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

2024 versus 2023

The increase in consolidated service revenues and sales from 2024 to 2023 was a result of a 16.4% increase at VITAS and a 5.2% decrease at Roto-Rooter. The increase in service revenues at VITAS is comprised primarily of a 14.1% increase in days-of-care, and a geographically weighted average Medicare reimbursement rate increase of approximately 2.8%. Acuity mix shift negatively impacted revenue growth by 110-basis points when compared to prior year revenue and level-of-care mix. The combination of Medicare cap and other contra revenue changes increased revenue growth by 60-basis points. The decrease in service revenues at Roto-Rooter was driven by a decrease in all lines of service.

The pandemic created a significant shortage of licensed healthcare workers industry wide. VITAS was not immune to this shortage. As a result, on July 1, 2022, VITAS implemented a hiring and retention bonus program for its licensed healthcare workers. It is a temporary program intended to help VITAS attract and retain licensed healthcare workers in light of the pandemic induced healthcare worker shortage. An eligible employee must continue in employment for a period of one-year from July 1st to receive a bonus. Additionally, employees hired between July 1, 2022 and June 30, 2023 are eligible if they continue employment for a one-year period from their hire date. Total payments for the retention bonus program were $39.2 million.

On April 17, 2024, VITAS completed the purchase of all hospice operations and an assisted living facility from Covenant Health and Community Services, Inc d/b/a/ Covenant Care (“Covenant”) for an aggregated purchase price of $85.0 million in cash.

Revenue for the Covenant acquisition for 2024, was approximately $31.0 million to $32.0 million and this translated to net income of approximately $5.0 million to $6.0 million. Adjusted EBITDA for 2024 attributed to Covenant is between $7.0 million and $8.0 million.

The pro forma revenue and earnings for the Company for the years ended December 31, 2024 and 2023 as if the Covenant acquisition made in 2024 was completed on January 1, 2023 are as follows (in thousands, except per share data):

	For the Years Ended December 31,
	2024	2023

Service revenues and sales	$2,448,419	$2,320,177
Net income	$306,224	$279,615
Earnings per share	$20.38	$18.58
Diluted earnings per share	$20.16	$18.40

In late September and early October 2024, Hurricanes Helene and Milton impacted the panhandle of Florida and other parts of the southeastern United States. They did not result in any significant property loss or damage to VITAS. However, as with other similar events, we did experience a slowdown in admission activity while health systems prepared for the hurricane and then dealt with the aftermath.

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

The pandemic created a significant shortage of licensed healthcare workers industry wide. VITAS was not immune to this shortage. As a result, on July 1, 2022, VITAS implemented a hiring and retention bonus program for its licensed healthcare workers. It was a temporary program intended to help VITAS attract and retain licensed healthcare workers in light of the pandemic induced healthcare worker shortage. An eligible employee must have continued in employment for a period of one-year from July 1st to receive a bonus. Additionally, employees hired between July 1, 2022 and June 30, 2023 were eligible if they continue employment for a one-year period from their hire date. A total of $40.5 million had been accrued since the start of the program. Payments totaling $31.6 million were made from July 2023 to December 2023. The remaining accrued amount was paid over the following three quarters.

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

Impact of Current Market Conditions

VITAS 2025 revenue, prior to Medicare Cap, is estimated to increase 10.5% to 11.3% when compared to 2024. ADC is estimated to increase 8.5% to 9.0%. Full year adjusted EBITDA margin, prior to Medicare Cap, is estimated to be 18.4% to 18.9%. Medicare Cap billing limitations are estimated to be $9.5 million in calendar year 2025.

Roto-Rooter is forecasted to achieve full-year 2025 revenue growth of 2.4% to 3.0%. Roto-Rooter’s adjusted EBITDA margin for 2025 is expected to be 25.7% to 26.3%.

Based upon the above, full-year 2025 earnings per diluted share, excluding: non-cash expense for stock options, tax benefits from stock option exercises, costs related to litigation, and other discrete items, is estimated to be in the range of $24.94 to $25.45. This compares to full-year 2024 adjusted earnings per diluted share of $23.13.

The 2025 earnings trajectory is heavily weighted towards the second half of the year. Roto-Rooter’s revenue and associated income is expected to accelerate during the year, as Roto-Rooter management’s business improvement initiatives continue to build momentum. Additionally, the first quarter of 2024 was Roto-Rooter’s strongest quarter making for difficult comparison at the beginning of the year. VITAS’ revenue growth and EBITDA margin, prior to Medicare Cap in the second and third quarters, will be adversely impacted by the initiatives required to moderate the impact of the Medicare Cap rate differential. The impact to the first quarter for VITAS will be mostly offset by the results of the Covenant acquisition which occurred in April 2024.

The 2025 guidance assumes an effective corporate tax rate on adjusted earnings of 24.0% and a diluted share count of 14.8 million shares.

LIQUIDITY AND CAPITAL RESOURCES

Significant factors affecting our cash flows during 2024 and financial position at December 31, 2024, include the following:

•Our operations generated cash of $417.5 million.

•We repurchased $361.4 million of our stock.

•We spent $97.4 million on business combinations, due primarily to the Covenant acquisition at VITAS.

•We spent $49.5 million on capital expenditures.

•We paid $27.1 million in dividends.

•A $10.3 million decrease in accounts receivable due to timing of receipts.

•A $24.8 million increase in investments of deferred compensation plans due to market valuation gains. This resulted in a similar increase in the liability associated with deferred compensation plans.

•A $81.7 million increase in goodwill, due primarily to the Covenant acquisition at VITAS.

•A $19.9 million decrease in accounts payable due to timing of payments.

•A $12.7 million decrease in other current liabilities mainly due to payments of legal settlements at VITAS and Roto-Rooter and payments of the retention bonus program implemented at VITAS.

The Company had no debt outstanding at December 31, 2024 and 2023. Our current ratio was 1.4 and 1.6 at December 31, 2024 and 2023, respectively.

On June 28, 2022, we replaced our existing credit facility with a fifth amended and restated Credit Agreement (“2022 Credit Facilities”). Terms of the 2022 Credit Facilities consist of a five-year $450.0 million revolver as well as a five-year $100.0 million term loan. The 2022 Credit Facilities have a floating interest rate that is generally SOFR plus an additional tiered rate which varies based on our current leverage ratio. As of December 31, 2024 the interest rate is SOFR plus 100 basis points. The 2022 Credit Facilities include an expansion feature that provides the Company the opportunity to increase its revolver and/or term loan by an additional $250.0 million.

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

The 2022 Credit Facilities contains the following quarterly financial covenants effective as of December 31, 2024:

Chemed
Description	Requirement	December 31, 2024

Leverage Ratio (Consolidated Indebtedness/Consolidated Adj. EBITDA)	< 3.50 to 1.00	(0.06) to 1.00

Interest Coverage Ratio (Consolidated Adj. EBITDA/Consolidated Interest Expense)	> 3.00 to 1.00	275.64 to 1.00

We forecast to be in compliance with all debt covenants through fiscal 2025.

We have issued $45.5 million in standby letters of credit as of December 31, 2024, mainly for insurance purposes. Issued letters of credit reduce our available credit under the revolving credit agreement. As of December 31, 2024, we have approximately $404.5 million of unused lines of credit available and eligible to be drawn down under our revolving credit facility. We believe our cash flow from operating activities and our unused eligible lines of credit are sufficient to fund our obligations and operate our business in the near and long term. We continually evaluate cash utilization alternatives, including share repurchase, debt repayment, acquisitions, and increased dividends to determine the most beneficial use of available capital resources.

CASH FLOW

Our cash flows for 2024, 2023 and 2022 are summarized as follows (in millions):

	For the Years Ended December 31,
	2024	2023	2022
Net cash provided by operating activities	$417.5	$330.3	$309.9
Capital expenditures	(49.5)	(56.9)	(57.3)
Net cash provided for operating activities after capital expenditures	368.0	273.4	252.6
Purchase of treasury stock in the open market	(361.4)	(67.7)	(114.5)
Business combinations	(97.4)	(4.0)	(3.5)
Proceeds from exercise of stock options	56.5	102.2	45.0
Dividends paid	(27.1)	(23.5)	(22.0)
Change in cash overdraft payable	(15.7)	15.7	(11.9)
Capital stock surrendered to pay taxes on on stock-based compensation	(9.5)	(9.6)	(15.6)
Net decrease in long-term debt	-	(97.5)	(87.5)
Other--net	1.0	0.8	(1.4)
(Decrease)/increase in cash and cash equivalents	$(85.6)	$189.8	$41.2

2024 versus 2023

Net cash provided by operating activities increased $87.2 million from December 31, 2023 to December 31, 2024. The main drivers are an increase in earnings of $29.5 million combined with working capital changes. Significant changes in our accounts receivable balances are driven mainly by the timing of payments received from the Federal government at our VITAS subsidiary. We typically receive a payment in excess of $55.0 million from the Federal government from hospice services every other Friday. The timing of year end will have a significant impact on the accounts receivable at VITAS. These changes generally normalize over a two-year period, as cash flow variations in one year are offset in the following year. The swing in accounts receivable increased cash flow by $52.2 million between 2024 and 2023.

In 2024, we repurchased 638,235 shares of Chemed capital stock at a weighted average price of $562.08 per share. In 2023, we repurchased 132,969 shares of Chemed stock at a weighted average price of $555.12 per share. Based on our current operations and our current sources of capital, we believe we have the ability to continue our current share repurchase program into the foreseeable future.

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

Please see Note 18 in the Notes to the Consolidated Financial Statements for a description of current material legal and regulatory matters.

CONTRACTUAL OBLIGATIONS

The table below summarizes our debt and contractual obligations as of December 31, 2024 (in thousands):

		Less than			After
	Total	1 year	1-3 Years	3-5 Years	5 Years
Lease liabilities	140,844	44,613	55,755	26,690	13,786
Purchase obligations (a)	44,146	44,146	-	-	-
Other long-term obligations (b)	137,016	2,745	5,490	2,745	126,036
Total contractual cash obligations	$322,006	$91,504	$61,245	$29,435	$139,822

(a) Purchase obligations consist of accounts payable at December 31, 2024.
(b) Other long-term obligations comprise largely excess benefit obligations.

RESULTS OF OPERATIONS

2024 Versus 2023 – Consolidated Results

Set forth below are the year-to-year changes in the components of the statement of operations relating to income for 2024 versus 2023 (in thousands, except percentages):

			Increase/(Decrease)
	2024	2023	Percent
Service revenues and sales
VITAS	$1,530,978	$1,315,065	16.4
Roto-Rooter	900,309	949,352	(5.2)
Total	2,431,287	2,264,417	7.4
Cost of services provided and goods sold	1,576,939	1,465,602	7.6
Selling, general and administrative expenses	424,360	395,120	7.4
Depreciation	52,864	50,802	4.1
Amortization	10,185	10,063	1.2
Other operating expenses	446	2,261	(80.3)
Total cost and expenses	2,064,794	1,923,848	7.3
Income from operations	366,493	340,569	7.6
Interest expense	(1,780)	(3,108)	42.7
Other income/(expense) - net	34,752	12,906	169.3
Income before income taxes	399,465	350,367	14.0
Income taxes	(97,466)	(77,858)	(25.2)
Net income	$301,999	$272,509	10.8

The VITAS segment revenue is as follows (dollars in thousands):

			Increase/(Decrease)
	2024	2023	Percent

Routine homecare	$1,326,488	$1,136,437	16.7
Inpatient care	120,604	112,419	7.3
Continuous care	99,746	85,674	16.4
Other	19,455	13,582	43.2
Subtotal	1,566,293	1,348,112	16.2
Medicare cap adjustment	(8,414)	(8,000)	(5.2)
Implicit price concessions	(13,597)	(14,196)	4.2
Room and board, net	(13,304)	(10,851)	(22.6)
Net revenue	$1,530,978	$1,315,065	16.4

Days of care are as follows:

	Days of Care		Increase/(Decrease)
	2024	2023	Percent

Routine homecare	6,277,961	5,457,963	15.0
Nursing home	1,230,726	1,118,728	10.0
Respite	37,961	26,605	42.7
Subtotal routine homecare and respite	7,546,648	6,603,296	14.3
Continuous care	106,299	101,905	4.3
General inpatient	95,524	88,631	7.8
Total days of care	7,748,471	6,793,832	14.1

The increase in service revenues at VITAS is comprised primarily of a 14.1% increase in days-of-care, and a geographically weighted average Medicare reimbursement rate increase of approximately 2.8%. Acuity mix shift negatively impacted revenue growth by 110-basis points when compared to prior year revenue and level-of-care mix. The combination of Medicare cap and other contra revenue changes increased revenue growth by 60-basis points.

The Roto-Rooter segment revenue is as follows (dollars in thousands):

			Increase/(Decrease)
	2024	2023	Percent

Drain cleaning	$237,534	$249,069	(4.6)
Plumbing	181,370	196,695	(7.8)
Excavation	227,413	233,196	(2.5)
Other	883	936	(5.7)
Subtotal - short term core	647,200	679,896	(4.8)
Water restoration	178,016	185,550	(4.1)
Independent contractors	72,777	85,749	(15.1)
Franchisee fees	5,814	5,658	2.8
Other	23,329	19,083	22.3
Gross revenue	927,136	975,936	(5.0)
Implicit price concessions and credit memos	(26,827)	(26,584)	(0.9)
Net revenue	$900,309	$949,352	(5.2)

The decrease in plumbing revenues for 2024 versus 2023 is attributable to a 1.6% decrease in price and service mix shift and a 6.2% decrease in job count. The decrease in drain cleaning revenues for 2024 versus 2023 is attributable to a 2.9% increase in price and service mix shift offset by a 7.5% decrease in job count. Excavation and water restoration jobs are generally sold as a result of initial calls from customers regarding drain cleaning issues. As a result, the 2.5% decrease in excavation revenue and 5.7% decrease in water restoration revenue are mainly a function of the decreased plumbing and drain cleaning jobs. Contractor operations decreased 15.1%.

The consolidated gross margin excluding depreciation was 35.1% in 2024 versus 35.3% in 2023. On a segment basis, VITAS’ gross margin excluding depreciation was 25.1% in 2024 and 22.6% in 2023. The increase in gross margin at VITAS is mostly the result of increased revenues and the expiration of the retention bonus program. Roto-Rooter’s gross margin excluding depreciation was 52.2% in 2024 and 52.8% in 2023.

Selling, general and administrative expenses (“SG&A”) for 2024 and 2023 comprise (in thousands):

	2024	2023
SG&A expenses before long-term incentive compensation, and the impact of market
value adjustments related to deferred compensation trusts	$384,069	$377,027
Long-term incentive compensation	20,152	11,689
Impact of market value adjustments related to assets held in deferred compensation trusts	20,139	6,404
Total SG&A expenses	$424,360	$395,120

SG&A expenses before long-term incentive compensation and the impact of market value adjustments related to deferred compensation trusts for 2024 were up 1.9% when compared to 2023. This increase was mainly a result of normal salary increases and an increase in variable selling expenses, primarily increased marketing expenses at Roto-Rooter.

Included in the allocation of the purchase price for Roto-Rooter’s 2019 acquisitions was $59.2 million related to reacquired franchise rights. Reacquired franchise rights, included in identifiable intangibles on the Consolidated Balance Sheets, are amortized over the period remaining in each individual franchise agreement. The average amortization period for reacquired franchise rights for the acquisitions made in 2019 is 7.4 years. In 2024 and 2023, amortization expense from the reacquired franchise rights for these two acquisitions was $8.1 million compared to the franchise fee revenue recognized from all other Roto-Rooter franchises, nationwide, of $5.7 million.

Other operating expense for 2024 and 2023 comprise (in thousands):

	2024	2023

Loss on disposal of property and equipment	$446	$211
Litigation settlements	-	2,050
Total other operating expenses	$446	$2,261

Other income-net for 2024 and 2023 comprise (in thousands):

	2024	2023

Market value adjustments related to deferred compensation trusts	$20,139	$6,404
Interest income	14,610	6,270
Other	3	232
Total other income - net	$34,752	$12,906

Our effective tax rate reconciliation is as follows:

	2024	2023

Income tax provision calculated using the statutory rate	$83,888	$73,577
State and local income taxes, less federal income tax effect	11,811	2,306
Nondeductible expenses	7,438	6,600
Excess stock compensation tax benefits	(4,442)	(4,330)
Other-net	(1,229)	(295)
Income tax provision	$97,466	$77,858
Effective tax rate	24.4%	22.2%

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

Net income for both periods include the following after-tax adjustments that increased/(reduced) after-tax earnings (in thousands):

	2024	2023
VITAS
Acquisition expense	$(832)	$-
Impact of deferred rate tax change	-	1,772
Roto-Rooter
Amortization of reacquired franchise agreements	(7,216)	(7,216)
Acquisition expense	(26)	-
Impact of deferred rate tax change	-	3,559
Litigation settlements	-	(1,577)
Corporate
Stock option expense	(27,053)	(25,405)
Long-term incentive compensation	(13,167)	(10,379)
Severance arrangement	(5,337)	-
Impact of deferred rate tax change	-	(1,090)
Excess tax benefits on stock compensation	4,442	4,330
Total	$(49,189)	$(36,006)

2024 Versus 2023– Segment Results

Net income/(loss) for 2024 versus 2023 (in thousands):

	2024	2023

VITAS	$216,819	$158,509
Roto-Rooter	160,046	188,241
Corporate	(74,866)	(74,241)
	$301,999	$272,509

VITAS’ after-tax earnings increased mainly to higher revenue and the expiration of the retention bonus program. After-tax earnings as a percent of revenue at VITAS in 2024 was 14.2% as compared to 12.1% in 2023.

Roto-Rooter’s after-tax earnings decreased due to lower revenue and a $3.6 million tax benefit due to the impact of the deferred rate tax change in 2023 which did not recur in 2024. Roto-Rooter’s after-tax earnings as a percent of revenue at Roto-Rooter in 2024 was 17.8% as compared to 19.8% in 2023.

After-tax Corporate expenses for 2024 increased 0.8% when compared to 2023 due mainly to a $5.3 million severance agreement in 2024 and a $1.1 million tax expense due to the impact of the deferred rate tax change in 2023, which did not recur in 2024.

RESULTS OF OPERATIONS

2023 Versus 2022 – Consolidated Results

Set forth below are the year-to-year changes in the components of the statement of operations relating to income for 2023 versus 2022 (in thousands, except percentages):

			Increase/(Decrease)
	2023	2022	Percent
Service revenues and sales
VITAS	$1,315,065	$1,201,564	9.4
Roto-Rooter	949,352	933,399	1.7
Total	2,264,417	2,134,963	6.1
Cost of services provided and goods sold	1,465,602	1,369,877	7.0
Selling, general and administrative expenses	395,120	358,727	10.1
Depreciation	50,802	49,102	3.5
Amortization	10,063	10,070	(0.1)
Other operating expenses	2,261	3,691	(38.7)
Total cost and expenses	1,923,848	1,791,467	7.4
Income from operations	340,569	343,496	(0.9)
Interest expense	(3,108)	(4,584)	32.2
Other (expense)/income - net	12,906	(9,233)	(239.8)
Income before income taxes	350,367	329,679	6.3
Income taxes	(77,858)	(80,055)	2.7
Net income	$272,509	$249,624	9.2

The VITAS segment revenue is as follows (dollars in thousands):

			Increase/(Decrease)
	2023	2022	Percent

Routine homecare	$1,136,437	$1,039,211	9.4
Continuous care	85,674	77,000	11.3
Inpatient care	112,419	102,361	9.8
Other	13,582	12,438	9.2
Subtotal	1,348,112	1,231,010	9.5
Medicare cap adjustment	(8,000)	(7,868)	(1.7)
Implicit price concessions	(14,196)	(12,004)	(18.3)
Room and board, net	(10,851)	(9,574)	(13.3)
Net revenue	$1,315,065	$1,201,564	9.4

Days of care are as follows:

	Days of Care		Increase/(Decrease)
	2023	2022	Percent

Routine homecare	5,457,963	5,086,021	7.3
Nursing home	1,118,728	1,036,816	7.9
Respite	26,605	23,905	11.3
Subtotal routine homecare and respite	6,603,296	6,146,742	7.4
Continuous care	101,905	81,890	24.4
General inpatient	88,631	95,431	(7.1)
Total days of care	6,793,832	6,324,063	7.4

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

The Roto-Rooter segment revenue is as follows (dollars in thousands):

			Increase/(Decrease)
	2023	2022	Percent

Drain cleaning	$249,069	$261,606	(4.8)
Plumbing	196,695	194,274	1.2
Excavation	233,196	222,945	4.6
Other	936	708	32.2
Subtotal - short term core	679,896	679,533	0.1
Water restoration	185,550	169,434	9.5
Independent contractors	85,749	84,442	1.5
Franchisee fees	5,658	5,591	1.2
Other	19,083	16,859	13.2
Gross revenue	975,936	955,859	2.1
Implicit price concessions and credit memos	(26,584)	(22,460)	(18.4)
Net revenue	$949,352	$933,399	1.7

The increase in plumbing revenues for 2023 versus 2022 is attributable to an 8.6% increase in price and service mix shift offset by a 7.4% decrease in job count. The decrease in drain cleaning revenues for 2023 versus 2022 is attributable to an 11.2% decrease in job count offset by a 6.4% increase in price and service mix shift. Excavation and water restoration jobs are generally sold as a result of initial calls from customers regarding drain cleaning issues. As a result, the 4.6% increase in excavation revenue and 9.5% increase in water restoration revenue are mainly a function of the size and severity of drain cleaning issues we encounter on a yearly basis. As these services generally represent emergency level work, declines in the total volume of drain cleaning jobs may not necessarily result in a decline in the number of water restoration or excavation jobs. Contractor operations increased 1.5%.

The consolidated gross margin excluding depreciation was 35.3% in 2023 versus 35.8% in 2022. On a segment basis, VITAS’ gross margin excluding depreciation was 22.6% in 2023 and 22.4% in 2022. Roto-Rooter’s gross margin excluding depreciation was 52.8% in 2023 and 53.1% in 2022.

Selling, general and administrative expenses (“SG&A”) for 2023 and 2022 comprise (in thousands):

	2023	2022
SG&A expenses before long-term incentive compensation, and the impact of market
value adjustments related to deferred compensation trusts	$377,027	$360,896
Long-term incentive compensation	11,689	(9,970)
Impact of market value adjustments related to assets held in deferred compensation trusts	6,404	7,801
Total SG&A expenses	$395,120	$358,727

SG&A expenses before long-term incentive compensation and the impact of market value adjustments related to deferred compensation trusts for 2023 were up 4.5% when compared to 2022. This increase was mainly a result of the increase in selling expenses and normal salary increases.

Included in the allocation of the purchase price for Roto-Rooter’s 2019 acquisitions was $59.2 million related to reacquired franchise rights. Reacquired franchise rights, included in identifiable intangibles on the Consolidated Balance Sheets, are amortized over the period remaining in each individual franchise agreement. The average amortization period for reacquired franchise rights for the acquisitions made in 2019 is 7.4 years. In 2023 and 2022, amortization expense from the reacquired franchise rights for these two acquisitions was $8.1 million compared to the franchise fee revenue recognized from all other Roto-Rooter franchises, nationwide, of $5.7 million.

Other operating expense for 2023 and 2022 comprise (in thousands):

	2023	2022

Litigation settlements	$2,050	$4,000
(Gain)/Loss on disposal of property and equipment	211	(309)
Total other operating expenses	$2,261	$3,691

Other (expense)/income-net for 2023 and 2022 comprise (in thousands):

	2023	2022

Market value gains on assets held in deferred
compensation trusts	$6,404	$(9,970)
Interest income	6,270	355
Other	232	382
Total other (expense)/income	$12,906	$(9,233)

Our effective tax rate reconciliation is as follows:

	2023	2022

Income tax provision calculated using the statutory rate	$73,577	$69,233
State and local income taxes, less federal income tax effect	2,306	10,207
Nondeductible expenses	6,600	6,958
Excess stock compensation tax benefits	(4,330)	(5,928)
Other-net	(295)	(415)
Income tax provision	$77,858	$80,055
Effective tax rate	22.2%	24.3%

Net income for both periods include the following after-tax adjustments that increased/(reduced) after-tax earnings (in thousands):

	2023	2022
VITAS
Impact of deferred rate tax change	$1,772	$-
Litigation settlements	-	(2,984)
Direct costs related to COVID-19	-	(231)
Medicare cap sequestration adjustment	-	(103)
Roto-Rooter
Amortization of reacquired franchise agreements	(7,216)	(6,915)
Impact of deferred rate tax change	3,559	-
Litigation settlements	(1,577)	(726)
Corporate
Stock option expense	(25,405)	(22,028)
Long-term incentive compensation	(10,379)	(6,858)
Excess tax benefits on stock compensation	4,330	5,928
Impact of deferred rate tax change	(1,090)	-
Direct costs related to COVID-19	-	(68)
Total	$(36,006)	$(33,985)

2023 Versus 2022 – Segment Results

Net income/(loss) for 2023 versus 2022 (in thousand):

	2023	2022

VITAS	$158,509	$131,452
Roto-Rooter	188,241	186,120
Corporate	(74,241)	(67,948)
	$272,509	$249,624

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

After-tax Corporate expenses for 2023 increased 9.3% when compared to 2022 due mainly to a $3.4 million increase in after-tax stock option expense and an increase in after-tax long-term incentive compensation of $3.5 million offset by a $1.6 million decrease in excess tax benefits on stock compensation.

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

Our estimate currently assumes that we ultimately do not receive consideration for approximately 20% to 30% of claims currently selected for review or expected to be selected for review. If our current estimate changes by 1%, there would be a $1.8 million impact on our estimate of implicit price concessions.

Our estimates of implicit price concessions at VITAS are updated and reviewed quarterly based on the most recent facts available. Subsequent changes in facts and circumstances are recorded in the period they become known. There have been no changes to the assumptions that would significantly impact our estimate of implicit price concessions.

Insurance Accruals

For the Roto-Rooter segment and Chemed’s Corporate Office, we initially self-insure for all casualty insurance claims (workers’ compensation, auto liability and general liability). As a result, we closely monitor and frequently evaluate our historical claims experience to estimate the appropriate level of accrual for self-insured claims. Our third-party administrator (“TPA”) processes and reviews claims on a monthly basis. Currently, our exposure on any single claim is capped by stop-loss coverage at $750,000, with the exception of auto liability claims which are capped at $3.0 million of stop-loss coverage. In developing our estimates, we accumulate historical claims data for the previous 10 years to calculate loss development factors (“LDF”) by insurance coverage type. LDFs are applied to known claims to estimate the ultimate potential liability for known and unknown claims for each open policy year. LDFs are updated annually. Because this methodology relies heavily on historical claims data, the key risk is whether the historical claims are an accurate predictor of future claims exposure. The risk also exists that certain claims have been incurred and not reported on a timely basis. To mitigate these risks, in conjunction with our TPA, we closely monitor claims to ensure timely accumulation of data and compare claims trends with the industry experience of our TPA.

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

Our casualty insurance liabilities are recorded gross before any estimated recovery for amounts exceeding our stop loss limits. Estimated recoveries from insurance carriers are recorded as accounts receivable. Claims experience adjustments to our casualty and workers’ compensation accrual for the years ended December 31, 2024, 2023 and 2022, were net pretax credits of ($10,374,000), ($6,862,000), and ($5,790,000), respectively.

As an indication of the sensitivity of the accrued liability to reported claims, our analysis indicates that a 1% across-the-board increase or decrease in the amount of projected losses would increase or decrease the accrued insurance liability at December 31, 2024 by $5.0 million or 8.9%. While the amount recorded represents our best estimate of the casualty and workers’ compensation insurance liability, we have calculated, based on historical claims experience, the actual loss could reasonably be expected to increase or decrease by approximately $500,000 as of December 31, 2024.

Chemed Corporation and Subsidiary Companies
Unaudited Consolidating Summaries and Reconciliations of Adjusted EBITDA (in thousands)
					Chemed
2024		VITAS	Roto-Rooter	Corporate	Consolidated

	Net income/(loss)	$216,819	$160,046	$(74,866)	$301,999
	Add/(deduct):
	Interest expense	171	431	1,178	1,780
	Income taxes	67,414	48,510	(18,458)	97,466
	Depreciation	20,362	32,452	50	52,864
	Amortization	105	10,080	-	10,185
	EBITDA	304,871	251,519	(92,096)	464,294
	Add/(deduct):
	Intercompany interest/(expense)	(20,211)	(14,397)	34,608	-
	Interest income	(224)	(69)	(14,317)	(14,610)
	Stock option expense	-	-	32,033	32,033
	Long-term incentive compensation	-	-	14,815	14,815
	Severance arrangement	-	-	5,337	5,337
	Acquisition expense	1,099	34	-	1,133
	Adjusted EBITDA	$285,535	$237,087	$(19,620)	$503,002

					Chemed
2023		VITAS	Roto-Rooter	Corporate	Consolidated

	Net income/(loss)	$158,509	$188,241	$(74,241)	$272,509
	Add/(deduct):
	Interest expense	180	442	2,486	3,108
	Income taxes	46,115	50,125	(18,382)	77,858
	Depreciation	19,959	30,790	53	50,802
	Amortization	104	9,959	-	10,063
	EBITDA	224,867	279,557	(90,084)	414,340
	Add/(deduct):
	Intercompany interest/(expense)	(19,400)	(11,918)	31,318	-
	Interest income	(1,078)	(125)	(5,067)	(6,270)
	Stock option expense	-	-	30,082	30,082
	Long-term incentive compensation	-	-	11,689	11,689
	Litigation settlement	-	2,056	-	2,056
	Adjusted EBITDA	$204,389	$269,570	$(22,062)	$451,897

					Chemed
2022		VITAS	Roto-Rooter	Corporate	Consolidated

	Net income/(loss)	$131,452	$186,120	$(67,948)	$249,624
	Add/(deduct):
	Interest expense	172	396	4,016	4,584
	Income taxes	43,000	58,695	(21,640)	80,055
	Depreciation	21,955	27,075	72	49,102
	Amortization	101	9,969	-	10,070
	EBITDA	196,680	282,255	(85,500)	393,435
	Add/(deduct):
	Intercompany interest/(expense)	(18,901)	(9,345)	28,246	-
	Interest income	(218)	(138)	1	(355)
	Stock option expense	-	-	26,254	26,254
	Long-term incentive compensation	-	-	7,801	7,801
	Litigation settlement	4,000	-	-	4,000
	Direct costs related to COVID-19	310	988	89	1,387
	Medicare cap sequestration adjustment	138	-	-	138
	Adjusted EBITDA	$182,009	$273,760	$(23,109)	$432,660

CHEMED CORPORATION AND SUBSIDIARY COMPANIES
RECONCILIATION OF ADJUSTED NET INCOME
(in thousands, except per share data)(unaudited)

	For the Years Ended December 31,
	2024	2023	2022
Net income as reported	$301,999	$272,509	$249,624

Add/(deduct) pre-tax cost of:
Stock option expense	32,033	30,082	26,254
Long-term incentive compensation	14,815	11,689	7,801
Amortization of reacquired franchise agreements	9,408	9,408	9,408
Severance	5,337	-	-
Acquisition expense	1,133	-	-
Litigation settlements	-	2,056	4,000
COVID-19 expenses	-	-	1,387
Medicare cap sequestration adjustment	-	-	138
Add/(deduct) tax impacts:
Tax impact of the above pre-tax adjustments (1)	(9,095)	(8,658)	(9,075)
Tax impact of deferred tax rate change	-	(4,241)	-
Excess tax benefits on stock compensation	(4,442)	(4,330)	(5,928)
Adjusted net income	$351,188	$308,515	$283,609

Diluted Earnings Per Share As Reported
Net income	$19.89	$17.93	$16.53
Average number of shares outstanding	15,186	15,200	15,099

Adjusted Diluted Earnings Per Share
Net income	$23.13	$20.30	$18.78
Average number of shares outstanding	15,186	15,200	15,099

(1) The tax impact of pre-tax adjustments was calculated using the effective tax rate of the operating unit for which each adjustment is associated.

The "Footnotes to Financial Statements" are integral parts of this financial information.

CHEMED CORPORATION AND SUBSIDIARY COMPANIES
OPERATING STATISTICS FOR VITAS SEGMENT(unaudited)
Three Months Ended December 31,			Year Ended December 31,
OPERATING STATISTICS	2024	2023	2024	2023
Net revenue ($000)
Homecare	$358,507	$303,883	$1,326,488	$1,136,437
Inpatient	31,307	28,107	120,604	112,419
Continuous care	25,451	22,620	99,746	85,674
Other	5,556	3,844	19,455	13,582
Subtotal	$420,821	$358,454	$1,566,293	$1,348,112
Room and board, net	(3,867)	(2,535)	(13,304)	(10,851)
Contractual allowances	(3,521)	(3,546)	(13,597)	(14,196)
Medicare cap allowance	(2,425)	(2,375)	(8,414)	(8,000)
Total	$411,008	$349,998	$1,530,978	$1,315,065
Net revenue as a percent of total before Medicare cap allowance
Homecare	85.2%	84.8%	84.7%	84.3%
Inpatient	7.4	7.8	7.7	8.3
Continuous care	6.0	6.3	6.4	6.4
Other	1.4	1.1	1.2	1.0
Subtotal	100.0	100.0	100.0	100.0
Room and board, net	(0.9)	(0.7)	(0.8)	(0.8)
Contractual allowances	(0.8)	(1.0)	(0.9)	(1.1)
Medicare cap allowance	(0.6)	(0.7)	(0.5)	(0.6)
Total	97.7%	97.6%	97.8%	97.5%
Days of Care
Homecare	1,656,206	1,439,494	6,277,961	5,457,963
Nursing home	322,713	285,616	1,230,726	1,118,728
Respite	11,155	7,394	37,961	26,605
Subtotal routine homecare and respite	1,990,074	1,732,504	7,546,648	6,603,296
Inpatient	27,235	24,918	106,299	101,905
Continuous care	23,189	23,001	95,524	88,631
Total	2,040,498	1,780,423	7,748,471	6,793,832

Number of days in relevant time period	92	92	366	365
Average daily census ("ADC") (days)
Homecare	18,002	15,646	17,153	14,953
Nursing home	3,508	3,105	3,363	3,065
Respite	121	80	104	73
Subtotal routine homecare and respite	21,631	18,831	20,620	18,091
Inpatient	296	271	290	279
Continuous care	252	250	261	243
Total	22,179	19,352	21,171	18,613

Total Admissions	16,427	15,867	67,447	63,431
Total Discharges	16,333	15,705	64,618	61,242
Average length of stay (days)	105.5	105.9	103.0	102.2
Median length of stay (days)	18.0	17.0	17.0	16.0
ADC by major diagnosis
Cerebro	44.2%	42.8%	44.0%	42.5%
Neurological	12.9	13.7	13.2	15.3
Cancer	9.9	10.3	10.0	10.5
Cardio	16.2	16.2	16.2	16.1
Respiratory	6.9	7.0	7.1	7.1
Other	9.9	10.0	9.5	8.5
Total	100.0%	100.0%	100.0%	100.0%
Admissions by major diagnosis
Cerebro	28.0%	26.5%	27.8%	26.4%
Neurological	7.0	8.3	7.6	9.4
Cancer	25.9	25.9	25.3	26.0
Cardio	15.3	15.4	15.6	16.0
Respiratory	9.8	10.1	9.9	10.1
Other	14.0	13.8	13.8	12.1
Total	100.0%	100.0%	100.0%	100.0%

Bad debt expense as a percent of revenues	0.9%	1.0%	0.9%	1.1%
Accounts receivable --Days of revenue outstanding- excluding unapplied Medicare payments	40.0	37.8	N.A.	N.A.
Accounts receivable--Days of revenue outstanding- including unapplied Medicare payments	28.5	36.0	N.A.	N.A.

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