Form 10-K/A
period 2024-12-31
CHEMED CORP
filed 2025-04-01
CIK 19584

M

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

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

1

EXPLANATORY NOTE

Chemed Corporation is filing this Amendment No. 1 on Form 10-K/A (This Amendment No. 1”) to amend the Company’s Annual Report on Form 10-K for the year originally ended December 31, 2024, which was initially filed with the U.S Securities and Exchange Commission (the “SEC”) on February 28, 2025 (the “Original 2024 Form 10-K”). The purpose of this Amendment No. 1 is to correct the number of securities remaining available for future issuance under the equity compensation plans set forth in column (c) of the Equity Compensation Plan Information table. The complete updated table is included within.

In addition, pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), currently dated certifications from the Company’s principal executive officer and principal financial officer are filed herewith as exhibits to this Amendment No. 1 pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act. Because no financial statements have been included in this Amendment No. 1 and this Amendment No. 1 does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4, and 5 of the certifications have been omitted. Similarly, because no financial statements have been included in this Amendment No. 1, certifications pursuant to Section 906 of the SarbanesOxley Act of 2002 have been omitted.

Except as described above, this Amendment No. 1 does not amend, modify, or otherwise update any other information in the Original 2024 Form 10-K and does not reflect events occurring after the filing of the Original 2024 Form10-K. Accordingly, this Amendment No. 1 should be read in conjunction with the Original 2024 Form 10-K and the Company’s other filings with the SEC.

PART II

Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

As of December 31, 2024, the number of stock options and performance share units outstanding under the Company’s equity compensation plans, the weighted average exercise price of outstanding options, and the number of securities remaining available for issuance were as follows:

EQUITY COMPENSATION PLAN INFORMATION

	Number of securities to be issued upon exercise of outstanding warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans [excluding securities reflected in column (a)]
	( a )	( b )	( c )
Plan Category

Equity compensation plans approved by stockholders (1)	1,235,051	$487.07	435,455

(1)          Amount includes 52,870 shares allocated to certain employees which vest upon attainment of specified earnings per share targets and specified total shareholder return targets.

PART IV

ITEM 15. Exhibits and Financial Statement Schedule

Exhibit
Number

31.1	Certification by Kevin J. McNamara pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act of 1934

31.2	Certification by Michael D. Witzeman pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act of 1934

* Filed herewith this Amendment No. 1

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

April 1, 2025

CHEMED CORPORATION

/s/ Kevin J. McNamara
Kevin J. McNamara
President and Chief Executive Officer

/s/ Michael D. Witzeman
Michael D. Witzeman
Vice President, Chief Financial Officer, and Controller

4