Form 10-Q
period 2025-03-31
CHEMED CORP
filed 2025-04-28
CIK 19584

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒    Quarterly Report Under Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended March 31, 2025

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	☐	No	☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of Each Exchange on which Registered	Amount	Date

Capital Stock $1 Par Value	CHE	New York Stock Exchange	14,629,484 Shares	March 31, 2025

CHEMED CORPORATION AND

SUBSIDIARY COMPANIES

Index

Page No.
PART I. FINANCIAL INFORMATION:

Item 1. Financial Statements
Unaudited Consolidated Balance Sheets -
March 31, 2025 and December 31, 2024	3

Unaudited Consolidated Statements of Income -
Three months ended March 31, 2025 and 2024	4

Unaudited Consolidated Statements of Cash Flows -
Three months ended March 31, 2025 and 2024	5

Unaudited Consolidated Statements of Changes in Stockholders’ Equity-
Three months ended March 31, 2025 and 2024	6

Notes to Unaudited Consolidated Financial Statements	7

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	22

Item 3. Quantitative and Qualitative Disclosures about Market Risk	33

Item 4. Controls and Procedures	33

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	33

Item 1A. Risk Factors	33

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	34

Item 3. Defaults Upon Senior Securities	34

Item 4. Mine Safety Disclosures	34

Item 5. Other Information	34

Item 6. Exhibits	35

EX – 31.1
EX – 31.2
EX – 32.1
EX – 32.2
EX – 101
EX – 104

SIGNATURES	36

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
CHEMED CORPORATION AND SUBSIDIARY COMPANIES
UNAUDITED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	March 31, 2025	December 31, 2024
ASSETS
Current assets
Cash and cash equivalents	$173,882	$178,350
Accounts receivable less allowances	285,873	171,163
Inventories	7,790	8,193
Prepaid income taxes	4,436	11,068
Prepaid expenses	30,404	25,974
Total current assets	502,385	394,748
Investments of deferred compensation plans held in trust	127,949	130,960
Properties and equipment, at cost, less accumulated depreciation of $393,301 (2024- $382,001)	199,679	200,837
Lease right of use asset	131,150	127,323
Identifiable intangible assets less accumulated amortization of $61,719 (2024 - $59,147)	89,929	92,206
Goodwill	666,940	666,744
Other assets	8,483	55,757
Total Assets	$1,726,515	$1,668,575

LIABILITIES
Current liabilities
Accounts payable	$47,692	$44,146
Accrued insurance	65,743	56,703
Income taxes	38,247	7,593
Accrued compensation	59,905	92,073
Short-term lease liability	42,976	42,306
Other current liabilities	35,993	42,874
Total current liabilities	290,556	285,695
Deferred income taxes	11,771	25,945
Deferred compensation liabilities	127,292	126,035
Long-term lease liability	102,082	98,538
Other liabilities	13,052	13,369
Total Liabilities	544,753	549,582
Commitments and contingencies (Note 10)
STOCKHOLDERS' EQUITY
Capital stock - authorized 80,000,000 shares $1 par; issued 37,534,837 shares (2024 - 37,422,348 shares)	37,535	37,422
Paid-in capital	1,538,419	1,484,176
Retained earnings	2,786,264	2,721,832
Treasury stock - 22,960,496 shares (2024 - 22,865,842 shares)	(3,182,718)	(3,126,660)
Deferred compensation payable in Company stock	2,262	2,223
Total Stockholders' Equity	1,181,762	1,118,993
Total Liabilities and Stockholders' Equity	$1,726,515	$1,668,575

See Accompanying Notes to Unaudited Consolidated Financial Statements.

CHEMED CORPORATION AND SUBSIDIARY COMPANIES
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)

	Three Months Ended March 31,
	2025	2024
Service revenues and sales	$646,943	$589,233
Cost of services provided and goods sold (excluding depreciation)	430,530	385,127
Selling, general and administrative expenses	105,587	115,873
Depreciation	13,445	13,287
Amortization	2,572	2,521
Other operating expense	51	92
Total costs and expenses	552,185	516,900
Income from operations	94,758	72,333
Interest expense	(329)	(425)
Other income - net	1,245	12,577
Income before income taxes	95,674	84,485
Income taxes	(23,917)	(19,468)
Net income	$71,757	$65,017

Earnings Per Share:
Net income	$4.91	$4.30
Average number of shares outstanding	14,622	15,121

Diluted Earnings Per Share:
Net income	$4.86	$4.24
Average number of shares outstanding	14,764	15,339

Cash Dividends Per Share	$0.50	$0.40

See Accompanying Notes to Unaudited Consolidated Financial Statements.

CHEMED CORPORATION AND SUBSIDIARY COMPANIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Three Months Ended March 31,
	2025	2024
Cash Flows from Operating Activities
Net income	$71,757	$65,017
Adjustments to reconcile net income to net cash provided
by operating activities:
Depreciation and amortization	16,017	15,808
Stock option expense	9,091	9,025
Noncash long-term incentive compensation	2,420	9,106
Benefit for deferred income taxes	(14,174)	(5,422)
Amortization of debt issuance costs	80	80
Changes in operating assets and liabilities:
(Increase)/decrease in accounts receivable	(67,424)	5,345
Decrease in inventories	403	1,302
(Increase)/decrease in prepaid expenses	(4,430)	1,909
Decrease in accounts payable and other current liabilities	(22,592)	(43,012)
Change in current income taxes	37,286	23,871
Net change in lease assets and liabilities	169	25
Decrease/(increase) in other assets	3,034	(12,243)
Increase in other liabilities	951	13,332
Other sources	156	406
Net cash provided by operating activities	32,744	84,549
Cash Flows from Investing Activities
Capital expenditures	(13,280)	(12,163)
Business combinations, net of cash acquired	(225)	(7,300)
Proceeds from sale of fixed assets	112	86
Other uses	(281)	(8)
Net cash used by investing activities	(13,674)	(19,385)
Cash Flows from Financing Activities
Purchases of treasury stock	(33,222)	(38,460)
Proceeds from exercise of stock options	22,666	37,242
Dividends paid	(7,325)	(6,050)
Capital stock surrendered to pay taxes on stock-based compensation	(6,254)	(5,725)
Change in cash overdrafts payable	438	(2,115)
Other sources/(uses)	159	(664)
Net cash used by financing activities	(23,538)	(15,772)
(Decrease)/increase in Cash and Cash Equivalents	(4,468)	49,392
Cash and cash equivalents at beginning of period	178,350	263,958
Cash and cash equivalents at end of period	$173,882	$313,350

See Accompanying Notes to Unaudited Consolidated Financial Statements.

CHEMED CORPORATION AND SUBSIDIARY COMPANIES
UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(in thousands, except per share data)

For the three months ended March 31, 2025 and 2024:					Deferred
					Compensation
				Treasury	Payable in
	Capital	Paid-in	Retained	Stock-	Company
	Stock	Capital	Earnings	at Cost	Stock	Total
Balance at December 31, 2024	$37,422	$1,484,176	$2,721,832	$(3,126,660)	$2,223	$1,118,993
Net income	-	-	71,757	-	-	71,757
Dividends paid ($0.50 per share)	-	-	(7,325)	-	-	(7,325)
Stock awards and exercise of stock options	113	54,072	-	(26,262)	-	27,923
Purchases of treasury stock	-	-	-	(29,756)	-	(29,756)
Other	-	171	-	(40)	39	170
Balance at March 31, 2025	$37,535	$1,538,419	$2,786,264	$(3,182,718)	$2,262	$1,181,762
					Deferred
					Compensation
				Treasury	Payable in
	Capital	Paid-in	Retained	Stock-	Company
	Stock	Capital	Earnings	at Cost	Stock	Total
Balance at December 31, 2023	$37,184	$1,341,273	$2,446,925	$(2,719,588)	$2,082	$1,107,876
Net income	-	-	65,017	-	-	65,017
Dividends paid ($0.40 per share)	-	-	(6,050)	-	-	(6,050)
Stock awards and exercise of stock options	113	58,112	-	(8,577)	-	49,648
Purchases of treasury stock	-	-	-	(32,344)	-	(32,344)
Other	-	(652)	-	(34)	34	(652)
Balance at March 31, 2024	$37,297	$1,398,733	$2,505,892	$(2,760,543)	$2,116	$1,183,495

See Accompanying Notes to Unaudited Consolidated Financial Statements.

CHEMED CORPORATION AND SUBSIDIARY COMPANIES

Notes to Unaudited Consolidated Financial Statements

1.    Basis of Presentation

As used herein, the terms “We,” “Company” and “Chemed” refer to Chemed Corporation or Chemed Corporation and its consolidated subsidiaries.

We have prepared the accompanying unaudited consolidated financial statements of Chemed in accordance with Rule 10-01 of SEC Regulation S-X. Consequently, we have omitted certain disclosures required under generally accepted accounting principles in the United States (“GAAP”) for complete financial statements. The December 31, 2024 balance sheet data were derived from audited financial statements but do not include all disclosures required by GAAP. However, in our opinion, the financial statements presented herein contain all adjustments, consisting only of normal recurring adjustments, necessary to state fairly our financial position, results of operations and cash flows. The results of operations for the three months ended March 31, 2025 are not necessarily indicative of the results that may be expected for the year ending December 31, 2025 or any other future period, and we make no representations related thereto. These financial statements are prepared on the same basis as and should be read in conjunction with the audited Consolidated Financial Statements and related Notes included in our Annual Report on Form 10-K for the year ended December 31, 2024.

CLOUD COMPUTING

As of March 31, 2025, Roto-Rooter and VITAS have no significant capitalized implementation costs related to cloud computing.

INCOME TAXES

Our effective income tax rate was 25.0% in the first quarter of 2025 compared to 23.0% during the first quarter of 2024. Excess tax benefit on stock options exercised reduced our income tax expenses by $463,000 and $3.3 million for the quarter ended March 31, 2025 and 2024, respectively.

NON-CASH TRANSACTIONS

Included in the accompanying Consolidated Balance Sheets are $311,000 and $1.1 million of capitalized property and equipment which were not paid for as of March 31, 2025 and December 31, 2024, respectively. Accrued property and equipment purchases have been excluded from capital expenditures in the accompanying Consolidated Statements of Cash Flow. There are no material non-cash amounts included in interest expense for any period presented.

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

Care is provided to patients regardless of their ability to pay. Patients who meet our criteria for charity care are provided care without charge. There is no revenue or associated accounts receivable in the accompanying Consolidated Financial Statements related to charity care. The cost of providing charity care for the quarters ended March 31, 2025 and 2024 was $2.0 million and $2.2 million, respectively. The cost of charity care is included in cost of services provided and goods sold and is calculated by taking the ratio of charity care days to total days of care and multiplying by the total cost of care.

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

We are subject to certain limitations on Medicare payments for services which are considered variable consideration, as follows:

Inpatient Cap. If the number of inpatient care days any hospice program provides to Medicare beneficiaries exceeds 20% of the total days of hospice care such program provided to all Medicare patients for an annual period beginning September 28, the days in excess of the 20% figure may be reimbursed only at the routine homecare rate. None of VITAS’ hospice programs exceeded the payment limits on inpatient services during the three months ended March 31, 2025 and 2024.

Medicare Cap. We are also subject to a Medicare annual per-beneficiary cap (“Medicare cap”). Compliance with the Medicare cap is measured in one of two ways based on a provider election. The “streamlined” method compares total Medicare payments received under a Medicare provider number with respect to services provided to all Medicare hospice care beneficiaries in the program or programs covered by that Medicare provider number with the product of the per-beneficiary cap amount and the number of Medicare beneficiaries electing hospice care for the first time from that hospice program or programs from September 28 through September 27 of the following year. At March 31, 2025, all our programs except three are using the “streamlined” method.

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

The composition of patient care service revenue by payor and level of care for the quarter ended March 31, 2025 is as follows (in thousands):

	Medicare	Medicaid	Commercial	Total
Routine home care	$332,639	$11,038	$7,889	$351,566
Inpatient care	29,544	2,164	2,314	34,022
Continuous care	22,847	742	1,048	24,637
	$385,030	$13,944	$11,251	$410,225

All other revenue - self-pay, respite care, etc.				5,344
Subtotal				$415,569
Medicare cap adjustment				(2,325)
Implicit price concessions				(2,319)
Room and board, net				(3,525)
Net revenue				$407,400

The composition of patient care service revenue by payor and level of care for the quarter ended March 31, 2024 is as follows (in thousands):

	Medicare	Medicaid	Commercial	Total
Routine home care	$286,555	$11,971	$6,334	$304,860
Inpatient care	26,189	2,387	1,727	30,303
Continuous care	22,554	773	842	24,169
	$335,298	$15,131	$8,903	$359,332

All other revenue - self-pay, respite care, etc.				4,084
Subtotal				$363,416
Medicare cap adjustment				(2,375)
Implicit price concessions				(4,090)
Room and board, net				(2,944)
Net revenue				$354,007

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

The composition of disaggregated revenue for the first quarter is as follows (in thousands):

	March 31,
	2025	2024
Drain cleaning	$59,542	$61,621
Plumbing	46,059	48,098
Excavation	64,239	58,618
Other	186	244
Subtotal - short term core	170,026	168,581
Water restoration	54,163	46,678
Independent contractors	18,362	19,616
Franchisee fees	1,424	1,491
Other	4,895	6,015
Gross revenue	248,870	242,381
Implicit price concessions and credit memos	(9,327)	(7,155)
Net revenue	$239,543	$235,226

3.    Segments

Our segments include the VITAS segment and the Roto-Rooter segment, which comprise the structure used by our President and Chief Executive Officer, who has been determined to be our Chief Operating Decision Maker (“CODM”) to make key operating decisions and assess performance. Relative contributions of each segment to service revenues and sales for the first three months of 2025 were 63% and 37% compared to the first three months of 2024 were 60% and 40%. The vast majority of our service revenues and sales from continuing operations are generated from business within the United States. Service revenues and sales by business segment are shown in Note 2.

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

Segment data for the three months ending March 31, 2025 are as follows (in thousands):

			Reportable		Chemed
	VITAS	Roto-Rooter	Segments	Corporate	Consolidated
Service revenues and sales	$407,400	$239,543	$646,943	$-	$646,943

Cost of services provided and goods sold
(excluding depreciation)
Wages	235,173	77,471	312,644	-	312,644
Patient care expense	40,379	-	40,379	-	40,379
Other expenses	37,255	40,252	77,507	-	77,507
Total cost of services provided and goods sold	312,807	117,723	430,530	-	430,530

Selling, general and administrative expense
Wages	17,527	21,187	38,714	4,731	43,445
Advertising	-	18,169	18,169	-	18,169
Stock compensation	-	-	-	11,748	11,748
Other expenses	9,011	23,293	32,304	(79)	32,225
Total selling, general and administrative expense	26,538	62,649	89,187	16,400	105,587

Depreciation	5,196	8,237	13,433	12	13,445
Amortization	26	2,546	2,572	-	2,572
Other operating expense/(income)	64	(13)	51	-	51
Total costs and expenses	344,631	191,142	535,773	16,412	552,185
Income/(loss) from operations	62,769	48,401	111,170	(16,412)	94,758

Interest expense	(48)	(132)	(180)	(149)	(329)
Intercompany interest income/(expense)	5,296	3,930	9,226	(9,226)	-
Other income - net	48	10	58	1,187	1,245
Income/(expense) before income taxes	68,065	52,209	120,274	(24,600)	95,674
Income taxes	(18,035)	(12,265)	(30,300)	6,383	(23,917)
Net income/(loss)	$50,030	$39,944	$89,974	$(18,217)	$71,757

Identifiable assets	$886,705	$535,733	$1,422,438	$304,077	$1,726,515

Additions to long-lived assets	$9,476	$4,289	$13,765	$-	$13,765

Segment data for the three months ending March 31, 2024 are as follows (in thousands):

			Reportable		Chemed
	VITAS	Roto-Rooter	Segments	Corporate	Consolidated
Service revenues and sales	$354,007	$235,226	$589,233	$-	$589,233

Cost of services provided and goods sold
(excluding depreciation)
Wages	203,424	78,534	281,958	-	281,958
Patient care expense	35,074	-	35,074	-	35,074
Other expenses	33,398	34,697	68,095	-	68,095
Total cost of services provided and good sold	271,896	113,231	385,127	-	385,127

Selling, general and administrative expense
Wages	16,529	21,075	37,604	3,940	41,544
Advertising	-	19,524	19,524	-	19,524
Stock compensation	-	-	-	18,147	18,147
Other expenses	7,263	20,661	27,924	8,734	36,658
Total selling, general and administrative expense	23,792	61,260	85,052	30,821	115,873

Depreciation	5,166	8,108	13,274	13	13,287
Amortization	26	2,495	2,521	-	2,521
Other operating expense	7	85	92	-	92
Total costs and expenses	300,887	185,179	486,066	30,834	516,900
Income/(loss) from operations	53,120	50,047	103,167	(30,834)	72,333

Interest expense	(46)	(117)	(163)	(262)	(425)
Intercompany interest income/(expense)	5,194	3,442	8,636	(8,636)	-
Other income - net	29	22	51	12,526	12,577
Income/(expense) before income taxes	58,297	53,394	111,691	(27,206)	84,485
Income taxes	(14,327)	(12,541)	(26,868)	7,400	(19,468)
Net income/(loss)	$43,970	$40,853	$84,823	$(19,806)	$65,017

Identifiable assets	$772,631	$524,223	$1,296,854	$430,779	$1,727,633

Additions to long-lived assets	$13,470	$5,855	$19,325	$7	$19,332

4.    Earnings per Share

Earnings per share (“EPS”) are computed using the weighted average number of shares of capital stock outstanding. Earnings and diluted earnings per share are computed as follows (in thousands, except per share data):

		Net Income
For the Three Months Ended March 31,		Income	Shares	Earnings per Share
2025
	Earnings	$71,757	14,622	$4.91
	Dilutive stock options	-	92
	Nonvested stock awards	-	50
	Diluted earnings	$71,757	14,764	$4.86

2024
	Earnings	$65,017	15,121	$4.30
	Dilutive stock options	-	162
	Nonvested stock awards	-	56
	Diluted earnings	$65,017	15,339	$4.24

For the three months ended March 31, 2025, there were 599,000, stock options excluded from the computation of dilutive earnings per share because they would have been anti-dilutive.

For the three months ended March 31, 2024, there were 312,000 stock options excluded from the computation of dilutive earnings per share because they would have been anti-dilutive.

5.    Long-Term Debt and Lines of Credit

On June 28, 2022, we replaced our existing credit facility with a fifth amended and restated Credit Agreement (“2022 Credit Facilities”). Terms of the 2022 Credit Facilities consist of a five-year $450.0 million revolver as well as a five-year $100.0 million term loan. The 2022 Credit Facilities have a floating interest rate that is generally the secured overnight financing rate (“SOFR”) plus an additional tiered rate which varies based on our current leverage ratio. As of March 31, 2025, the interest rate is SOFR plus 100 basis points. The 2022 Credit Facilities include an expansion feature that provides the Company the opportunity to increase its revolver and/or term loan by an additional $250.0 million.

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

The 2022 Credit Facilities contain the following quarterly financial covenants effective as of March 31, 2025:

Description	Requirement

Leverage Ratio (Consolidated Indebtedness/Consolidated Adj. EBITDA)	< 3.50 to 1.00

Interest Coverage Ratio (Consolidated Adj. EBITDA/Consolidated Interest Expense)	> 3.00 to 1.00

We are in compliance with all debt covenants as of March 31, 2025. We have issued $45.5 million in standby letters of credit as of March 31, 2025, mainly for insurance purposes. Issued letters of credit reduce our available credit under the 2022 Credit Facilities. As of March 31, 2025, we have approximately $404.5 million of unused lines of credit available and eligible to be drawn down under the revolving credit facility.

6.    Other Income – Net

Other income – net comprises the following (in thousands):

	Three months ended March 31,
	2025	2024
Interest income	$2,076	$4,243
Market value adjustment on assets held in deferred compensation trust	(830)	8,334
Other	(1)	-
Total other income - net	$1,245	$12,577

7.    Leases

Chemed and each of its operating subsidiaries are service companies. As such, real estate leases comprise the largest lease obligation (and conversely, right of use asset) in our lease portfolio. VITAS has leased office space, as well as space for inpatient units (“IPUs”) and/or contract beds within hospitals. Roto-Rooter mainly has leased office space. Our leases have remaining terms of under 1 year to 12 years, some of which include options to extend the lease for up to 5 years, and some of which include options to terminate the lease within 1 year.

Roto-Rooter purchases equipment and leases it to certain of its independent contractors. We analyzed these leases in accordance with ASC 842 and determined they are operating leases. As a result, Roto-Rooter capitalizes the equipment underlying these leases, depreciates the equipment and recognizes rental income.

We do not currently have any finance leases, therefore all lease information disclosed is related to operating leases.

The components of balance sheet information related to leases were as follows:

	March 31,	December 31,
	2025	2024
Assets
Operating lease assets	$131,150	$127,323

Liabilities
Current operating leases	42,976	42,306
Noncurrent operating leases	102,082	98,538
Total operating lease liabilities	$145,058	$140,844

The components of lease expense for the first quarter are as follows (in thousands):

	Three months ended March 31,
	2025	2024
Lease Expense (a)
Operating lease expense	$16,875	$15,582
Sublease income	(36)	(23)
Net lease expense	$16,839	$15,559

(a)Includes short-term leases and variable lease costs, which are immaterial. Included in both cost of services provided and goods sold and selling, general and administrative expenses.

The components of cash flow information related to leases were as follows:

	Three months ended March 31,
	2025	2024
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from leases	$13,571	$12,453

Leased assets obtained in exchange for new operating lease liabilities	$15,988	$16,559

Weighted Average Remaining Lease Term at March 31, 2025
Operating leases	4.64	years

Weighted Average Discount Rate at March 31, 2025
Operating leases	3.86%

Maturity of Operating Lease Liabilities (in thousands)

2025	$38,146
2026	40,178
2027	26,945
2028	20,385
2029	14,967
Thereafter	19,139
Total lease payments	$159,760
Less: interest	(14,702)
Total liability recognized on the balance sheet	$145,058

For leases commencing prior to April 2019, minimum rental payments exclude payments to landlords for real estate taxes and common area maintenance. Operating lease payments include $3.1 million related to extended lease terms that are reasonably certain of being exercised and exclude $1.3 million of lease payments for leases signed but not yet commenced.

8.    Stock-Based Compensation Plans

On February 14, 2025, the Compensation/Incentive Committee of the Board of Directors (“CIC”) granted 7,920 Performance Stock Units (“PSUs”) that vest contingent upon the achievement of certain total shareholder return (“TSR”) targets as compared to the TSR of a group of peer companies for the three-year period ending December 31, 2027, the date at which such awards vest. The cumulative compensation cost of the TSR-based PSU award to be recorded over the three-year service period is $6.0 million.

On February 14, 2025, the CIC also granted 7,920 PSUs that vest contingent upon the achievement of certain earnings per share (“EPS”) targets for the three-year period ending December 31, 2027. At the end of each reporting period, the Company estimates the number of shares that it believes will ultimately be earned and records the corresponding expense over the service period of the award. We currently estimate the cumulative compensation cost of the EPS-based PSUs to be recorded over the three-year service period is $4.4 million.

At the end of 2023, the then Chief Financial Officer (“CFO”) transitioned to an employee advisor role.  In early 2024, in connection with this change of role, the CFO’s employment agreement terminated, and the CFO was given a one-time grant of 6,424 PSUs to be paid based on the Company’s TSR performance for the fiscal years 2024 to 2026.  This one-time grant is structured the same as the Company’s standard TSR-based PSU grants with the exception that there are no future service requirements to be satisfied by the employee and a minimum value of shares are guaranteed.  Based on the structure of the one-time award, the entire value of the award, $5.3 million, was recognized as compensation expense in SG&A in the consolidated statements of income for the period ended March 31, 2024.

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

Three months ended March 31,
2025	2024
$5,359	$13,421

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

On August 29, 2022, six weeks subsequent to the OAS finalizing its audit, VITAS received a demand letter from its Medicare Administrative Contractor (“MAC”) seeking repayment of $50.3 million. VITAS appealed the overpayment decision and deposited $50.3 million under the “Immediate Recoupment” process. The amount deposited was recorded as an “other long-term asset” in the consolidated balance sheets, as detailed in Note 13.

On February 3, 2025, an Administrative Law Judge (“ALJ”) ruled that VITAS’ care met Medicare’s hospice standards for the applicable higher level of care as originally billed for all but one of the claims appealed, and therefore VITAS was entitled to receive payment for all such claims. With respect to the one claim that the judge did not fully side with VITAS, the judge found that four of the five days billed met the applicable standard and only one day did not. That is, across the 36 appealed claims, the judge approved all billings except for one day of billing a higher-level of care.

In a letter dated March 18, 2025, VITAS’ MAC provided notice that due to the ALJ’s ruling the total overpayment amount was reduced to a de minimis amount, and has since refunded VITAS all previously unreturned deposited amounts in excess of that dollar figure.

Regardless of the outcome of the preceding matter, dealing with the various regulatory agencies and opposing parties can adversely affect us through defense costs, potential payments, withholding of governmental funding, diversion of management time, and related publicity.

11.    Concentration of Risk

As of March 31, 2025, and December 31, 2024, approximately 75% and 64%, respectively, of VITAS’ total accounts receivable balance were from Medicare and 21% and 31%, respectively, of VITAS’ total accounts receivable balance were due from various state Medicaid or managed Medicaid programs. Combined accounts receivable from Medicare, Medicaid, and managed Medicaid represent approximately 80% of the consolidated net accounts receivable in the accompanying consolidated balance sheets as of March 31, 2025.

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

12.    Cash Overdrafts and Cash Equivalents

There is $438,000 in cash overdrafts payable included in accounts payable at March 31, 2025. There were no cash overdrafts payable included in accounts payable at December 31, 2024.

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

13.    Other Assets

Other assets comprise the following (in thousands):

	March 31,	December 31,
	2025	2024

Cash surrender value life insurance	$3,760	$3,780
Noncurrent advances and deposits	2,318	2,222
Deferred debt costs	841	937
Deposit with OAS	-	46,968
Other	1,564	1,850
Total other assets	$8,483	$55,757

The deposit with OAS was refunded on April 1, 2025. The deposit was moved from other assets to accounts receivable as of March 31, 2025. See Note 10 for further discussion.

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

The following shows the carrying value, fair value and the hierarchy for our financial instruments as of March 31, 2025 (in thousands):

		Fair Value Measure
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Investments of deferred compensation plans held in trust	$127,949	$127,949	$-	$-
Cash equivalents	190,916	190,916	-	-

The following shows the carrying value, fair value and the hierarchy for our financial instruments as of December 31, 2024 (in thousands):

		Fair Value Measure
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Investments of deferred compensation plans held in trust	$130,960	$130,960	$-	$-
Cash equivalents	188,379	188,379	-	-

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

15.    Capital Stock Repurchase Plan Transactions

We repurchased the following capital stock:

	Three months ended March 31,
	2025	2024

Total cost of repurchased shares (in thousands)	$29,756	$32,344
Shares repurchased	50,000	50,000
Weighted average price per share	$595.15	$646.87

In November 2024, the Board of Directors authorized $300.0 million for additional stock repurchase under the February 2011 repurchase program. We currently have $225.6 million of authorization remaining under this share repurchase plan.

16.    Acquisitions

On January 3, 2025, Roto-Rooter completed the acquisition of one franchise in Michigan for $225,000 in cash. On March 11, 2024, Roto-Rooter completed the acquisition of one franchise in New Jersey for $5.8 million in cash. On March 27, 2024, Roto-Rooter completed the acquisition of one franchise in Texas for $1.5 million in cash. On August 20, 2024, Roto-Rooter completed the acquisition of one franchise in Kentucky for $5.1 million in cash.

On April 17, 2024, VITAS completed the purchase of all hospice operations and an assisted living facility from Covenant Health and Community Services, Inc. d/b/a/ Covenant Care (“Covenant”) for an aggregated purchase price of $85.0 million in cash.

The purchase price allocation of the acquired VITAS business is as follows (in thousands):

Goodwill	$70,803
Operating licenses	10,960
Property, plant, and equipment	3,237
$85,000

Revenue for the Covenant acquisition for the first three months of 2025 was approximately $11.5 million to $12.5 million and this translated to net income of approximately $1.8 million to $2.0 million.

The pro forma revenue and earnings for the Company for the three months ended March 31, as if the Covenant acquisition made in 2024 was completed on January 1, 2024 are as follows (in thousands, except per share data):

	Three months ended March 31,
	2025	2024

Service revenues and sales	$646,943	$604,081
Net income	$71,757	$68,879
Earnings per share	$4.91	$4.54
Diluted earnings per share	$4.86	$4.48

Revenue and net income from other acquisitions made in 2025 and 2024 are not material.

Goodwill is assessed for impairment on a yearly basis as of October 1. The primary factor that contributed to the purchase price resulting in the recognition of goodwill is operational efficiencies expected as a result of integrating the operations of the Covenant locations into the existing VITAS organizational structure. All goodwill recognized is deductible for tax purposes.

Shown below is movement in Goodwill (in thousands):

	VITAS	Roto-Rooter	Total
Balance at December 31, 2024	$404,866	$261,878	$666,744
Business combinations	-	185	185
Foreign currency adjustments	-	11	11
Balance at March 31, 2025	$404,866	$262,074	$666,940

17. Recent Accounting Standards

In December 2023, the FASB issued Accounting Standards Update “ASU 2023-09 – Income Tax Disclosure”. The guidance requires a reconciliation between the amount of reported income tax expense from continuing operations and the amount computed from the income multiplied by the United States federal income tax rate. In addition, the guidance requires an annual disaggregation between of the income tax rate reconciliation and potential key categories: state and local income tax, tax credits, changes in valuation allowances, nontaxable or nondeductible tax items and changes in unrecognized tax benefits. The Company will be required to separately disclose any reconciling items which have a tax effect greater than 1.05% of income from continuing operations. Those not meeting the disaggregation conditions would be aggregated within other adjustments. The guidance is effective for annual periods beginning after December 15, 2024. The Company is finalizing the impacts of the ASU, and expects to incorporate within our footnote disclosures in our Annual Report on Form 10-K.

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

The vast majority of the Company’s operations are located in the United States. As both operations are service companies, our employees are the most critical resource of the Company. We have very little exposure related to customers, vendors, or employees in other regions of the world. We continue to monitor macroeconomic trends and uncertainties such as inflation, the effects of recently implemented tariffs, and the potential imposition of modified or additional tariffs, which may have adverse effects on net sales and profitability. Based on preliminary analysis of the potential effects of the announced tariffs and these other factors, we do not expect a material negative effect on our net sales or profitability for the remainder of fiscal year 2025. However, we are continuing to evaluate these factors and their potential effects as well as our ability to potentially offset all or a portion of cost increases through pricing actions and cost savings efforts for fiscal year 2026 planning. Economic pressures including the challenges of high inflation and the effects of increased tariffs may negatively affect our net sales and profitability in the future.

The following is a summary of the key operating results (in thousands except per share amounts):

	Three months ended March 31,
	2025	2024
Service revenues and sales	$646,943	$589,233
Net income	$71,757	$65,017
Diluted EPS	$4.86	$4.24
Adjusted net income	$83,074	$79,831
Adjusted diluted EPS	$5.63	$5.20
Adjusted EBITDA	$121,692	$114,622
Adjusted EBITDA as a % of revenue	18.8%	19.5%

Adjusted net income, adjusted diluted EPS, earnings before interest, taxes and depreciation and amortization (“EBITDA”), Adjusted EBITDA and Adjusted EBITDA as a percent of revenue are not measures derived in accordance with US GAAP. We provide non-GAAP measures to help readers evaluate our operating results and to compare our operating performance with that of similar companies that have different capital structures. Our non-GAAP measures should not be considered in isolation or as a substitute for comparable measures presented in accordance with GAAP. A reconciliation of our non-GAAP measures is presented on pages 30-31.

For the three months ended March 31, 2025, the increase in consolidated service revenues and sales was driven by a 15.1% increase at VITAS and by a 1.8% increase at Roto-Rooter. The increase in service revenues at VITAS is comprised primarily of a 11.9% increase in days-of-care and a geographically weighted average Medicare reimbursement rate increase of approximately 3.2%. Acuity mix shift negatively impacted revenue growth by 112-basis points in the quarter when compared to the prior year revenue and level-of-care mix. The combination of Medicare cap and other contra revenue changes increased revenue growth by 112-basis points. The increase in service revenues at Roto-Rooter was driven by an increase in excavation and water restoration offset by a decrease in plumbing and drain cleaning.

On April 17, 2024, VITAS completed the purchase of all hospice operations and an assisted living facility from Covenant Health and Community Services, Inc d/b/a/ Covenant Care (“Covenant”) for an aggregated purchase price of $85.0 million in cash.

Revenue for the Covenant acquisition for the first three months of 2025 was approximately $11.5 million to $12.5 million and this translated to net income of approximately $1.8 million to $2.0 million. Adjusted EBITDA in the quarter attributed to Covenant is between $2.5 million and $2.7 million.

The pro forma revenue and earnings for the Company for the three months ended March 31, as if the Covenant acquisition made in 2024 was completed on January 1, 2024 are as follows (in thousands, except per share data):

	Three months ended March 31,
	2025	2024

Service revenues and sales	$646,943	$604,081
Net income	$71,757	$68,679
Earnings per share	$4.91	$4.54
Diluted earnings per share	$4.86	$4.48

Financial Condition

Liquidity and Capital Resources

Material changes in the balance sheet accounts from December 31, 2024 to March 31, 2025 include the following:

•A $114.7 million increase in accounts receivable due to the reclassification of the OAS deposit of $47.0 million. Other significant changes in our accounts receivable balances are typically driven by the timing of payments received from the Federal government at our VITAS subsidiary. We typically receive a payment in excess of $57.0 million from the Federal government for hospice services every other Friday. The timing of a period end will have a significant impact on the accounts receivable at VITAS. These changes generally normalize over a two-year period, as cash flow variations in one year are offset in the following year.

•A $47.3 million decrease in other assets primarily related to the reclassification of the OAS deposit from a long-term receivable to accounts receivable.

•A $3.8 million increase in lease right of use asset due to lease renewals. This resulted in a similar increase in the lease liability accounts.

•A $3.5 million increase in accounts payable due to timing of payments.

•A $30.7 million decrease in income taxes payable due to timing of payments.

•A $32.2 million decline in accrued compensation due primarily to the payment of 2024 bonuses in the first quarter of 2025.

Net cash provided by operating activities decreased $51.8 million from March 31, 2024 to March 31, 2025. The main drivers are a increase of $72.8 million due to accounts receivable offset by a $20.4 million decline in accounts payable.

Management continually evaluates cash utilization alternatives, including share repurchase, debt repurchase, acquisitions and increased dividends to determine the most beneficial use of available capital resources.

We anticipate that our operating income and cash flows will be sufficient to operate our business and meet any commitments for the foreseeable future.

Commitments and Contingencies

On June 28, 2022, we replaced our existing credit facility with a fifth amended and restated Credit Agreement (“2022 Credit Facilities”). Terms of the 2022 Credit Facilities consist of a five-year $450.0 million revolver as well as a five-year $100.0 million term loan. The 2022 Credit Facilities have a floating interest rate that is generally SOFR plus an additional tiered rate which varies based on our current leverage ratio. As of March 31, 2025, the interest rate is SOFR plus 100 basis points. The 2022 Credit Facilities include an expansion feature that provides the Company the opportunity to increase its revolver and/or term loan by an additional $250.0 million.

We have issued $45.5 million in standby letters of credit as of March 31, 2025, mainly for insurance purposes. Issued letters of credit reduce our available credit under the 2022 Credit Facilities. As of March 31, 2025, we have approximately $404.5 million of unused lines of credit available and are eligible to be drawn down under our revolving credit facility. Management believes its liquidity and sources of capital are satisfactory for the Company’s needs in the foreseeable future.

Collectively, the terms of the 2022 Credit Facilities require us to meet various financial covenants, to be tested quarterly. We are in compliance with all financial and other debt covenants as of March 31, 2025 and anticipate remaining in compliance throughout the foreseeable future.

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

Results of Operations

Three months ended March 31, 2025 versus 2024 - Consolidated Results

Our service revenues and sales for the first quarter of 2025 increased 9.8% versus services and sales revenues for the first quarter of 2024. Of this increase, a $53.4 million increase was attributable to VITAS, and a $4.3 million increase at Roto-Rooter. The following chart shows the components of revenue by operating segment (in thousands):

	Three months ended March 31,		Increase/(Decrease)
	2025	2024	Percent
VITAS
Routine homecare	$351,566	$304,860	15.3
General inpatient	34,022	30,303	12.3
Continuous care	24,637	24,169	1.9
Other	5,344	4,084	30.9
Subtotal	415,569	363,416	14.4
Medicare cap adjustment	(2,325)	(2,375)	2.1
Room and board - net	(3,525)	(2,944)	(19.7)
Implicit price concessions	(2,319)	(4,090)	43.3
Net revenue	$407,400	$354,007	15.1

Roto-Rooter
Drain cleaning	$59,542	$61,621	(3.4)
Plumbing	46,059	48,098	(4.2)
Excavation	64,239	58,618	9.6
Other	186	244	(23.8)
Subtotal - short term core	170,026	168,581	0.9
Water restoration	54,163	46,678	16.0
Independent contractors	18,362	19,616	(6.4)
Outside franchisee fees	1,424	1,491	(4.5)
Other	4,895	6,015	(18.6)
Gross revenue	248,870	242,381	2.7
Implicit price concessions	(9,327)	(7,155)	(30.4)
Net revenue	239,543	235,226	1.8
Total Revenues	$646,943	$589,233	9.8

Days of care at VITAS during the quarters were as follows:

	Three months ended March 31,		Increase/(Decrease)
	2025	2024	Percent

Routine homecare	1,632,569	1,447,912	12.8
Nursing home	307,108	283,158	8.5
Respite	9,995	7,752	28.9
Subtotal routine homecare and respite	1,949,672	1,738,822	12.1
General inpatient	29,704	26,645	11.5
Continuous care	22,620	24,037	(5.9)
Total days of care	2,001,996	1,789,504	11.9

The increase in service revenues at VITAS is comprised primarily of a 11.9% increase in days-of-care and a geographically weighted average Medicare reimbursement rate increase of approximately 3.2%. Acuity mix shift negatively impacted revenue growth by 112-basis points in the quarter when compared to the prior year revenue and level-of-care mix. The combination of Medicare cap and other contra revenue changes increased revenue growth by 112-basis.

The decrease in drain cleaning revenues for the first quarter of 2025 versus 2024 is attributable to a 3.2% increase in price and service mix offset by a 6.6% decrease in job count. The decrease in plumbing revenues for the first quarter of 2025 versus 2024 is attributable to a 3.3% decrease in price and service mix shift and a 0.9% decrease in job count. Excavation and water restoration jobs are generally sold as a result of initial calls from customers regarding drain cleaning issues. As a result, excavation revenues increased 9.6% and water restoration revenues increased 16.0%. Contractors operations decreased 6.4%.

The consolidated gross margin was 33.5% in the first quarter of 2025 as compared with 34.6% in the first quarter of 2024. On a segment basis, VITAS’ gross margin was 23.2% in the first quarter of 2025 essentially equal to first quarter of 2024. The Roto-Rooter segment’s gross margin was 50.9% for the first quarter of 2025 as compared with 51.9% in the first quarter of 2024.

Selling, general and administrative expenses (“SG&A”) comprise (in thousands):

	Three months ended March 31,
	2025	2024
SG&A expenses before long-term incentive compensation and the impact of market value adjustments related to deferred compensation trusts	$103,760	$98,418
Long-term incentive compensation	2,657	9,121
Impact of market value adjustments related to assets held in deferred compensation trusts	(830)	8,334
Total SG&A expenses	$105,587	$115,873

SG&A expenses before long-term incentive compensation and the impact of market value adjustments related to deferred compensation trusts for the first quarter of 2025 were up 5.4% when compared to first quarter of 2024 due mainly to normal salary increases and an increase in variable selling expenses.

Other income – net comprise (in thousands):

	Three months ended March 31,
	2025	2024
Interest income	$2,076	$4,243
Market value adjustment on assets held in deferred compensation trusts	(830)	8,334
Other	(1)	-
Total other income - net	$1,245	$12,577

We invest excess cash in money market funds with major commercial banks. We closely monitor the creditworthiness of the institutions with which we invest our overnight funds. Chemed invests excess cash in money market funds holding US Treasuries. Deposits and withdrawals are made daily, based on the Company’s excess cash balance. There are no penalties associated with withdrawals. The accounts bear interest at a normal market rate.

Our effective tax rate reconciliation is as follows (in thousands):

	Three months ended March 31,
	2025	2024

Income tax provision calculated at the statutory federal rate	$20,092	$17,742
State and local income taxes	4,187	2,961
Stock compensation tax benefits	(463)	(3,297)
Other--net	101	2,062
Income tax provision	$23,917	$19,468
Effective tax rate	25.0%	23.0%

Net income for both periods included the following after-tax items/adjustments that (reduced) or increased after-tax earnings (in thousands):

	Three months ended March 31,
	2025	2024
Roto-Rooter
Amortization of reacquired franchise agreements	$(1,806)	$(1,804)
Corporate
Stock option expense	(7,621)	(7,555)
Long-term incentive compensation	(2,353)	(3,415)
Severance arrangement	-	(5,337)
Excess tax benefits on stock compensation	463	3,297
Total	$(11,317)	$(14,814)

Three months ended March 31, 2025 versus 2024 - Segment Results

Net income/(loss) for the first quarter of 2025 versus the first quarter of 2024 by segment (in thousands):

	Three months ended March 31,
	2025	2024
VITAS	$50,030	$43,970
Roto-Rooter	39,944	40,853
Corporate	(18,217)	(19,806)
	$71,757	$65,017

After-tax earnings as a percent of revenue at VITAS in the first quarter of 2025 was 12.3% as compared to 12.4% in the first quarter of 2024.

Roto-Rooter’s after-tax earnings as a percent of revenue in the first quarter of 2025 was 16.7%, as compared to 17.4% in the first quarter of 2024.

After-tax Corporate expenses for the first quarter of 2025 decreased 8.0% when compared to the first quarter in 2024 due primarily to a $6.3 million decrease in stock-based compensation offset by a $2.2 million decrease in interest income and a $2.8 million decrease in excess tax benefits on stock compensation.

CHEMED CORPORATION AND SUBSIDIARY COMPANIES
CONSOLIDATING STATEMENTS OF INCOME
FOR THE THREE MONTHS ENDED MARCH 31, 2025
(in thousands)(unaudited)

				Chemed
	VITAS	Roto-Rooter	Corporate	Consolidated
2025 (a)
Service revenues and sales	$407,400	$239,543	$-	$646,943
Cost of services provided and goods sold	312,807	117,723	-	430,530
Selling, general and administrative expenses	26,538	62,649	16,400	105,587
Depreciation	5,196	8,237	12	13,445
Amortization	26	2,546	-	2,572
Other operating expense/(income)	64	(13)	-	51
Total costs and expenses	344,631	191,142	16,412	552,185
Income/(loss) from operations	62,769	48,401	(16,412)	94,758
Interest expense	(48)	(132)	(149)	(329)
Intercompany interest income/(expense)	5,296	3,930	(9,226)	-
Other income—net	48	10	1,187	1,245
Income/(expense) before income taxes	68,065	52,209	(24,600)	95,674
Income taxes	(18,035)	(12,265)	6,383	(23,917)
Net income/(loss)	$50,030	$39,944	$(18,217)	$71,757

(a) The following amounts are included in net income (in thousands):
				Chemed
	VITAS	Roto-Rooter	Corporate	Consolidated
Pretax benefit/(cost):
Stock option expense	$-	$-	$(9,091)	$(9,091)
Long-term incentive compensation	-	-	(2,657)	(2,657)
Amortization of reacquired franchise agreements	-	(2,352)	-	(2,352)
Total	$-	$(2,352)	$(11,748)	$(14,100)

				Chemed
	VITAS	Roto-Rooter	Corporate	Consolidated
After-tax benefit/(cost):
Stock option expense	$-	$-	$(7,621)	$(7,621)
Long-term incentive compensation	-	-	(2,353)	(2,353)
Amortization of reacquired franchise agreements	-	(1,806)	-	(1,806)
Excess tax benefits on stock compensation	-	-	463	463
Total	$-	$(1,806)	$(9,511)	$(11,317)

CHEMED CORPORATION AND SUBSIDIARY COMPANIES
CONSOLIDATING STATEMENTS OF INCOME
FOR THE THREE MONTHS ENDED MARCH 31, 2024
(in thousands)(unaudited)

				Chemed
	VITAS	Roto-Rooter	Corporate	Consolidated
2024 (a)
Service revenues and sales	$354,007	$235,226	$-	$589,233
Cost of services provided and goods sold	271,896	113,231	-	385,127
Selling, general and administrative expenses	23,792	61,260	30,821	115,873
Depreciation	5,166	8,108	13	13,287
Amortization	26	2,495	-	2,521
Other operating expense	7	85	-	92
Total costs and expenses	300,887	185,179	30,834	516,900
Income/(loss) from operations	53,120	50,047	(30,834)	72,333
Interest expense	(46)	(117)	(262)	(425)
Intercompany interest income/(expense)	5,194	3,442	(8,636)	-
Other income—net	29	22	12,526	12,577
Income/(expense) before income taxes	58,297	53,394	(27,206)	84,485
Income taxes	(14,327)	(12,541)	7,400	(19,468)
Net income/(loss)	$43,970	$40,853	$(19,806)	$65,017

(a) The following amounts are included in net income (in thousands):
				Chemed
	VITAS	Roto-Rooter	Corporate	Consolidated
Pretax benefit/(cost):
Stock option expense	$-	$-	$(9,026)	$(9,026)
Severance arrangement	-	-	(5,337)	(5,337)
Long-term incentive compensation	-	-	(3,784)	(3,784)
Amortization of reacquired franchise agreements	-	(2,352)	-	(2,352)
Total	$-	$(2,352)	$(18,147)	$(20,499)

				Chemed
	VITAS	Roto-Rooter	Corporate	Consolidated
After-tax benefit/(cost):
Stock option expense	$-	$-	$(7,555)	$(7,555)
Severance arrangement	-	-	(5,337)	(5,337)
Long-term incentive compensation	-	-	(3,415)	(3,415)
Amortization of reacquired franchise agreements	-	(1,804)	-	(1,804)
Excess tax benefits on stock compensation	-	-	3,297	3,297
Total	$-	$(1,804)	$(13,010)	$(14,814)

Unaudited Consolidating Summary and Reconciliation of Adjusted EBITDA

Chemed Corporation and Subsidiary Companies
(in thousands)				Chemed
For the three months ended March 31, 2025	VITAS	Roto-Rooter	Corporate	Consolidated

Net income/(loss)	$50,030	$39,944	$(18,217)	$71,757
Add/(deduct):
Interest expense	48	132	149	329
Income taxes	18,035	12,265	(6,383)	23,917
Depreciation	5,196	8,237	12	13,445
Amortization	26	2,546	-	2,572
EBITDA	73,335	63,124	(24,439)	112,020
Add/(deduct):
Intercompany interest expense/(income)	(5,296)	(3,930)	9,226	-
Interest income	(49)	(10)	(2,017)	(2,076)
Stock option expense	-	-	9,091	9,091
Long-term incentive compensation	-	-	2,657	2,657
Adjusted EBITDA	$67,990	$59,184	$(5,482)	$121,692

				Chemed
For the three months ended March 31, 2024	VITAS	Roto-Rooter	Corporate	Consolidated

Net income/(loss)	$43,970	$40,853	$(19,806)	$65,017
Add/(deduct):
Interest expense	46	117	262	425
Income taxes	14,327	12,541	(7,400)	19,468
Depreciation	5,166	8,108	13	13,287
Amortization	26	2,495	-	2,521
EBITDA	63,535	64,114	(26,931)	100,718
Add/(deduct):
Intercompany interest expense/(income)	(5,194)	(3,442)	8,636	-
Interest income	(29)	(22)	(4,192)	(4,243)
Stock option expense	-	-	9,026	9,026
Severance arrangement	-	-	5,337	5,337
Long-term incentive compensation	-	-	3,784	3,784
Adjusted EBITDA	$58,312	$60,650	$(4,340)	$114,622

RECONCILIATION OF ADJUSTED NET INCOME
(in thousands, except per share data)(unaudited)

	Three Months Ended March 31,
	2025	2024
Net income as reported	$71,757	$65,017

Add/(deduct) pre-tax cost of:
Stock option expense	9,091	9,026
Long-term incentive compensation	2,657	3,784
Amortization of reacquired franchise agreements	2,352	2,352
Severance arrangement	-	5,337
Add/(deduct) tax impacts:
Tax impact of the above pre-tax adjustments (1)	(2,320)	(2,388)
Excess tax benefits on stock compensation	(463)	(3,297)
Adjusted net income	$83,074	$79,831

Diluted Earnings Per Share As Reported
Net income	$4.86	$4.24
Average number of shares outstanding	14,764	15,339

Adjusted Diluted Earnings Per Share
Adjusted net income	$5.63	$5.20
Adjusted average number of shares outstanding	14,764	15,339

(1) The tax impact of pre-tax adjustments was calculated using the effective tax rate of the operating unit for which each adjustment is associated.

CHEMED CORPORATION AND SUBSIDIARY COMPANIES
OPERATING STATISTICS FOR VITAS SEGMENT
(unaudited)

	Three Months Ended March 31,
OPERATING STATISTICS	2025	2024
Net revenue ($000)
Homecare	$351,566	$304,860
Inpatient	34,022	30,303
Continuous care	24,637	24,169
Other	5,344	4,084
Subtotal	$415,569	$363,416
Room and board, net	(3,525)	(2,944)
Contractual allowances	(2,319)	(4,090)
Medicare cap allowance	(2,325)	(2,375)
Total	$407,400	$354,007
Net revenue as a percent of total before Medicare cap allowances
Homecare	84.6%	83.9%
Inpatient	8.2	8.3
Continuous care	5.9	6.7
Other	1.3	1.1
Subtotal	100.0	100.0
Room and board, net	(0.8)	(0.8)
Contractual allowances	(0.6)	(1.1)
Medicare cap allowance	(0.6)	(0.7)
Total	98.0%	97.4%
Days of care
Homecare	1,632,569	1,447,912
Nursing home	307,108	283,158
Respite	9,995	7,752
Subtotal routine homecare and respite	1,949,672	1,738,822
Inpatient	29,704	26,645
Continuous care	22,620	24,037
Total	2,001,996	1,789,504

Number of days in relevant time period	90	91

Average daily census (days)
Homecare	18,140	15,911
Nursing home	3,412	3,112
Respite	111	85
Subtotal routine homecare and respite	21,663	19,108
Inpatient	330	293
Continuous care	251	264
Total	22,244	19,665

Total Admissions	18,139	16,911
Total Discharges	17,875	16,170
Average length of stay (days)	118.7	103.9
Median length of stay (days)	16.0	16.0

ADC by major diagnosis
Cerebro	44.7%	43.6%
Neurological	12.4	13.4
Cancer	9.6	10.1
Cardio	16.1	16.1
Respiratory	7.2	7.2
Other	10.0	9.6
Total	100.0%	100.0%
Admissions by major diagnosis
Cerebro	28.4%	27.7%
Neurological	6.5	7.5
Cancer	24.6	24.6
Cardio	15.0	15.6
Respiratory	11.6	10.8
Other	13.9	13.8
Total	100.0%	100.0%

Estimated uncollectible accounts as a percent of revenues	0.6%	1.1%
Accounts receivable --
Days of revenue outstanding- excluding unapplied Medicare payments	47.3	42.3
Days of revenue outstanding- including unapplied Medicare payments	44.5	34.3

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

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

The Company’s primary market risk exposure relates to interest rate risk exposure through its variable interest line of credit. At March 31, 2025, the Company had no variable rate debt outstanding. For each $10 million borrowed under the credit facility, an increase or decrease of 100 basis points (1%), increases or decreases the Company’s annual interest expense by $100,000.

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

Item 1A.    Risk Factors

Significant Tariffs Could Increase Costs, Decrease Margin, and Materially Adversely Affect the Business.

Both Roto-Rooter’s and VITAS’s primary businesses are the provision of services within the United States. Accordingly, they are likely to be less affected by the impact of specific or wide-ranging tariffs than many other entities in the United States and Global economies. However, significant tariffs on certain products, such as steel for Roto-Rooter’s cabling machines and pharmaceuticals utilized by VITAS, could materially increase the costs of Roto-Rooter and VITAS. Additionally, because our service businesses heavily rely on delivering service to customers or patients in their residences, increases in the costs of vehicle acquisition, maintenance, repair, and reimbursement for employees’ use of personal vehicles, could have a significant increase on our expenses.

These additional costs, in the case of VITAS, cannot be passed along to our patients because of the structure of hospice reimbursement, and in the case of Roto-Rooter, may not be able to be fully passed along to our customers. These additional costs could materially adversely affect our margins.

To the extent that tariffs cause any adverse impacts on global supply chains, it could further materially affect the ability of both businesses to timely source critical supplies, which may affect our delivery of services.

If, as a result of tariffs, the United States’ economy experiences a recession or other economic slowdown, the demand for Roto-Rooter’s non-emergency services may decline materially.

There have been no other material changes from the risk factors previously disclosed in the Company’s most recent Annual Report on Form 10-K.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Item 2(c).    Purchases of Equity Securities by Issuer and Affiliated Purchasers

The following table shows the activity related to our share repurchase program for the first three months of 2025:

	Total Number	Weighted Average	Cumulative Shares	Dollar Amount
	of Shares	Price Paid Per	Repurchased Under	Remaining Under
	Repurchased	Share	the Program	The Program

February 2011 Program
January 1 through January 31, 2025	-	$-	11,229,358	$255,317,749
February 1 through February 28, 2025	-	-	11,229,358	255,317,749
March 1 through March 31, 2025	50,000	595.15	11,279,358	$225,560,486

First Quarter Total	50,000	$595.15

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

101

The following materials from Chemed Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2025 formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) The Condensed Consolidated Balance Sheet, (ii) The Condensed Consolidated Statement of Income, (iii) The Condensed Consolidated Statement of Cash Flows, (iv) The Condensed Statement of Equity, and (v) Notes to the Condensed Consolidated Financial Statements.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, formatted in iXBRL and contained in Exhibit 101.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Chemed Corporation
(Registrant)

Dated:	April 28, 2025	By:	/s/ Kevin J. McNamara
Kevin J. McNamara
(President and Chief Executive Officer)

Dated:	April 28, 2025	By:	/s/ Michael D. Witzeman
Michael D. Witzeman
(Vice President, Chief Financial Officer and Controller)