Form 10-Q
period 2025-06-30
CHEMED CORP
filed 2025-07-31
CIK 19584

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒    Quarterly Report Under Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended June 30, 2025

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	☐	No	☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of Each Exchange on which Registered	Amount	Date

Capital Stock $1 Par Value	CHE	New York Stock Exchange	14,571,695 Shares	June 30, 2025

CHEMED CORPORATION AND

SUBSIDIARY COMPANIES

Index

Page No.
PART I. FINANCIAL INFORMATION:

Item 1. Financial Statements
Unaudited Consolidated Balance Sheets -
June 30, 2025 and December 31, 2024	3

Unaudited Consolidated Statements of Income -
Three months and six months ended June 30, 2025 and 2024	4

Unaudited Consolidated Statements of Cash Flows -
Six months ended June 30, 2025 and 2024	5

Unaudited Consolidated Statements of Changes in Stockholders’ Equity-
Three months and six months ended June 30, 2025 and 2024	6

Notes to Unaudited Consolidated Financial Statements	8

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	26

Item 3. Quantitative and Qualitative Disclosures about Market Risk	43

Item 4. Controls and Procedures	43

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	43

Item 1A. Risk Factors	43

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	44

Item 3. Defaults Upon Senior Securities	44

Item 4. Mine Safety Disclosures	44

Item 5. Other Information	44

Item 6. Exhibits	45

EX – 10.1
EX – 31.1
EX – 31.2
EX – 32.1
EX – 32.2
EX – 101
EX – 104

SIGNATURES	46

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
CHEMED CORPORATION AND SUBSIDIARY COMPANIES
UNAUDITED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	June 30, 2025	December 31, 2024
ASSETS
Current assets
Cash and cash equivalents	$249,904	$178,350
Accounts receivable less allowances	184,880	171,163
Inventories	9,148	8,193
Prepaid income taxes	14,239	11,068
Prepaid expenses	33,206	25,974
Total current assets	491,377	394,748
Investments of deferred compensation plans held in trust	129,560	130,960
Properties and equipment, at cost, less accumulated depreciation of $395,310 (2024- $382,001)	202,281	200,837
Lease right of use asset	131,948	127,323
Identifiable intangible assets less accumulated amortization of $64,291 (2024 - $59,147)	87,360	92,206
Goodwill	666,996	666,744
Other assets	8,325	55,757
Total Assets	$1,717,847	$1,668,575

LIABILITIES
Current liabilities
Accounts payable	$50,864	$44,146
Accrued insurance	66,888	56,703
Income taxes	-	7,593
Accrued compensation	54,688	92,073
Short-term lease liability	43,700	42,306
Other current liabilities	47,746	42,874
Total current liabilities	263,886	285,695
Deferred income taxes	12,703	25,945
Deferred compensation liabilities	127,699	126,035
Long-term lease liability	101,861	98,538
Other liabilities	13,213	13,369
Total Liabilities	519,362	549,582
Commitments and contingencies (Note 10)
STOCKHOLDERS' EQUITY
Capital stock - authorized 80,000,000 shares $1 par; issued 37,592,974 shares (2024 - 37,422,348 shares)	37,593	37,422
Paid-in capital	1,576,165	1,484,176
Retained earnings	2,831,540	2,721,832
Treasury stock - 23,076,487 shares (2024 - 22,865,842 shares)	(3,249,115)	(3,126,660)
Deferred compensation payable in Company stock	2,302	2,223
Total Stockholders' Equity	1,198,485	1,118,993
Total Liabilities and Stockholders' Equity	$1,717,847	$1,668,575

See Accompanying Notes to Unaudited Consolidated Financial Statements.

CHEMED CORPORATION AND SUBSIDIARY COMPANIES
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Service revenues and sales	$618,798	$595,880	$1,265,741	$1,185,113
Cost of services provided and goods sold (excluding depreciation)	434,105	389,750	864,635	774,877
Selling, general and administrative expenses	100,323	102,255	205,910	218,128
Depreciation	13,689	13,167	27,134	26,454
Amortization	2,571	2,546	5,143	5,067
Other operating expense	26	37	77	129
Total costs and expenses	550,714	507,755	1,102,899	1,024,655
Income from operations	68,084	88,125	162,842	160,458
Interest expense	(443)	(429)	(772)	(854)
Other income - net	3,474	6,132	4,719	18,709
Income before income taxes	71,115	93,828	166,789	178,313
Income taxes	(18,622)	(22,941)	(42,539)	(42,409)
Net income	$52,493	$70,887	$124,250	$135,904

Earnings Per Share:
Net income	$3.60	$4.70	$8.51	$8.99
Average number of shares outstanding	14,591	15,097	14,606	15,109

Diluted Earnings Per Share:
Net income	$3.57	$4.65	$8.43	$8.89
Average number of shares outstanding	14,703	15,251	14,733	15,295

Cash Dividends Per Share	$0.50	$0.40	$1.00	$0.80

See Accompanying Notes to Unaudited Consolidated Financial Statements.

CHEMED CORPORATION AND SUBSIDIARY COMPANIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Six Months Ended June 30,
	2025	2024
Cash Flows from Operating Activities
Net income	$124,250	$135,904
Adjustments to reconcile net income to net cash provided
by operating activities:
Depreciation and amortization	32,277	31,521
Stock option expense	18,307	17,895
Benefit for deferred income taxes	(13,243)	(2,420)
Noncash long-term incentive compensation	3,273	12,699
Noncash directors' compensation	1,123	1,282
Amortization of debt issuance costs	160	160
Litigation settlements	-	(5,750)
Changes in operating assets and liabilities:
Increase in accounts receivable	(13,466)	(2,422)
(Increase)/decrease in inventories	(955)	1,289
(Increase)/decrease in prepaid expenses	(7,232)	1,275
Decrease in accounts payable and other current liabilities	(12,449)	(19,499)
Change in current income taxes	(10,764)	(10,776)
Net change in lease assets and liabilities	(72)	(109)
Decrease/(increase) in other assets	48,426	(15,365)
Increase in other liabilities	1,521	15,730
Other sources	194	652
Net cash provided by operating activities	171,350	162,066
Cash Flows from Investing Activities
Capital expenditures	(29,088)	(23,225)
Proceeds from sale of fixed assets	480	2,916
Business combinations, net of cash acquired	(225)	(92,300)
Other uses	(322)	(265)
Net cash used by investing activities	(29,155)	(112,874)
Cash Flows from Financing Activities
Purchases of treasury stock	(76,168)	(94,228)
Proceeds from exercise of stock options	27,152	38,594
Dividends paid	(14,542)	(12,107)
Capital stock surrendered to pay taxes on stock-based compensation	(8,484)	(5,960)
Change in cash overdrafts payable	309	(15,749)
Other sources/(uses)	1,092	(797)
Net cash used by financing activities	(70,641)	(90,247)
Increase/(decrease) in Cash and Cash Equivalents	71,554	(41,055)
Cash and cash equivalents at beginning of period	178,350	263,958
Cash and cash equivalents at end of period	$249,904	$222,903

See Accompanying Notes to Unaudited Consolidated Financial Statements.

CHEMED CORPORATION AND SUBSIDIARY COMPANIES
UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(in thousands, except per share data)

For the three months ended June 30, 2025 and 2024:					Deferred
					Compensation
				Treasury	Payable in
	Capital	Paid-in	Retained	Stock-	Company
	Stock	Capital	Earnings	at Cost	Stock	Total
Balance at March 31, 2025	$37,535	$1,538,419	$2,786,264	$(3,182,718)	$2,262	$1,181,762
Net income	-	-	52,493	-	-	52,493
Dividends paid ($0.50 per share)	-	-	(7,217)	-	-	(7,217)
Stock awards and exercise of stock options	58	36,803	-	(23,413)	-	13,448
Purchases of treasury stock	-	-	-	(42,945)	-	(42,945)
Other	-	943	-	(39)	40	944
Balance at June 30, 2025	$37,593	$1,576,165	$2,831,540	$(3,249,115)	$2,302	$1,198,485
					Deferred
					Compensation
				Treasury	Payable in
	Capital	Paid-in	Retained	Stock-	Company
	Stock	Capital	Earnings	at Cost	Stock	Total
Balance at March 31, 2024	$37,297	$1,398,733	$2,505,892	$(2,760,543)	$2,116	$1,183,495
Net income	-	-	70,887	-	-	70,887
Dividends paid ($0.40 per share)	-	-	(6,057)	-	-	(6,057)
Stock awards and exercise of stock options	16	17,555	-	(2,709)	-	14,862
Purchases of treasury stock	-	-	-	(55,769)	-	(55,769)
Other	-	(122)	-	(32)	33	(121)
Balance at June 30, 2024	$37,313	$1,416,166	$2,570,722	$(2,819,053)	$2,149	$1,207,297

See Accompanying Notes to Unaudited Consolidated Financial Statements.

CHEMED CORPORATION AND SUBSIDIARY COMPANIES
UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(in thousands, except per share data)
For the six months ended June 30, 2025 and 2024:					Deferred
					Compensation
				Treasury	Payable in
	Capital	Paid-in	Retained	Stock-	Company
	Stock	Capital	Earnings	at Cost	Stock	Total
Balance at December 31, 2024	$37,422	$1,484,176	$2,721,832	$(3,126,660)	$2,223	$1,118,993
Net income	-	-	124,250	-	-	124,250
Dividends paid ($1.00 per share)	-	-	(14,542)	-	-	(14,542)
Stock awards and exercise of stock options	171	90,875	-	(49,675)	-	41,371
Purchases of treasury stock	-	-	-	(72,701)	-	(72,701)
Other	-	1,114	-	(79)	79	1,114
Balance at June 30, 2025	$37,593	$1,576,165	$2,831,540	$(3,249,115)	$2,302	$1,198,485
					Deferred
					Compensation
				Treasury	Payable in
	Capital	Paid-in	Retained	Stock-	Company
	Stock	Capital	Earnings	at Cost	Stock	Total
Balance at December 31, 2023	$37,184	$1,341,273	$2,446,925	$(2,719,588)	$2,082	$1,107,876
Net income	-	-	135,904	-	-	135,904
Dividends paid ($0.80 per share)	-	-	(12,107)	-	-	(12,107)
Stock awards and exercise of stock options	129	75,667	-	(11,286)	-	64,510
Purchases of treasury stock	-	-	-	(88,113)	-	(88,113)
Other	-	(774)	-	(66)	67	(773)
Balance at June 30, 2024	$37,313	$1,416,166	$2,570,722	$(2,819,053)	$2,149	$1,207,297

See Accompanying Notes to Unaudited Consolidated Financial Statements.

CHEMED CORPORATION AND SUBSIDIARY COMPANIES

Notes to Unaudited Consolidated Financial Statements

1.    Basis of Presentation

As used herein, the terms “We,” “Company” and “Chemed” refer to Chemed Corporation or Chemed Corporation and its consolidated subsidiaries.

We have prepared the accompanying unaudited consolidated financial statements of Chemed in accordance with Rule 10-01 of SEC Regulation S-X. Consequently, we have omitted certain disclosures required under generally accepted accounting principles in the United States (“GAAP”) for complete financial statements. The December 31, 2024 balance sheet data were derived from audited financial statements but do not include all disclosures required by GAAP. However, in our opinion, the financial statements presented herein contain all adjustments, consisting only of normal recurring adjustments, necessary to state fairly our financial position, results of operations and cash flows. The results of operations for the three and six months ended June 30, 2025 are not necessarily indicative of the results that may be expected for the year ending December 31, 2025 or any other future period, and we make no representations related thereto. These financial statements are prepared on the same basis as and should be read in conjunction with the audited Consolidated Financial Statements and related Notes included in our Annual Report on Form 10-K for the year ended December 31, 2024.

CLOUD COMPUTING

As of June 30, 2025, Roto-Rooter and VITAS have no significant capitalized implementation costs related to cloud computing.

INCOME TAXES

Our effective income tax rate was 26.2% in the second quarter of 2025 compared to 24.5% during the second quarter of 2024. Excess tax benefit on stock options exercised were immaterial for the quarters ended June 30, 2025 and 2024.

Our effective income tax rate was 25.5% in the first six months of 2025 compared to 23.8% during the first six months of 2024. Excess tax benefit on stock options exercised reduced our income tax expenses by $513,000 and $3.9 million for the first six months ended June 30, 2025 and 2024, respectively.

NON-CASH TRANSACTIONS

Included in the accompanying Consolidated Balance Sheets are $1.2 million and $1.1 million of capitalized property and equipment which were not paid for as of June 30, 2025 and December 31, 2024, respectively. Accrued property and equipment purchases have been excluded from capital expenditures in the accompanying Consolidated Statements of Cash Flow. There are no material non-cash amounts included in interest expense for any period presented.

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

Care is provided to patients regardless of their ability to pay. Patients who meet our criteria for charity care are provided care without charge. There is no revenue or associated accounts receivable in the accompanying Consolidated Financial Statements related to charity care. The cost of providing charity care for the quarters ended June 30, 2025 and 2024 was $2.3 million and $2.2 million, respectively. The cost of providing charity care during the first six months ended June 30, 2025 and 2024 was $4.3 million and $4.4 million, respectively. The cost of charity care is included in cost of services provided and goods sold and is calculated by taking the ratio of charity care days to total days of care and multiplying by the total cost of care.

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

We are subject to certain limitations on Medicare payments for services which are considered variable consideration, as follows:

Inpatient Cap. If the number of inpatient care days any hospice program provides to Medicare beneficiaries exceeds 20% of the total days of hospice care such program provided to all Medicare patients for an annual period beginning September 28, the days in excess of the 20% figure may be reimbursed only at the routine homecare rate. None of VITAS’ hospice programs exceeded the payment limits on inpatient services during the three months ended June 30, 2025 and 2024.

Medicare Cap. We are also subject to a Medicare annual per-beneficiary cap (“Medicare cap”). Compliance with the Medicare cap is measured in one of two ways based on a provider election. The “streamlined” method compares total Medicare payments received under a Medicare provider number with respect to services provided to all Medicare hospice care beneficiaries in the program or programs covered by that Medicare provider number with the product of the per-beneficiary cap amount and the number of Medicare beneficiaries electing hospice care for the first time from that hospice program or programs from September 28 through September 27 of the following year. At June 30, 2025, all our programs except three are using the “streamlined” method.

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

The composition of patient care service revenue by payor and level of care for the quarter ended June 30, 2025 is as follows (in thousands):

	Medicare	Medicaid	Commercial	Total
Routine home care	$338,148	$11,274	$8,620	$358,042
Inpatient care	28,797	2,000	2,226	33,023
Continuous care	21,934	636	1,070	23,640
	$388,879	$13,910	$11,916	$414,705

All other revenue - self-pay, respite care, etc.				5,747
Subtotal				$420,452
Medicare cap adjustment				(16,375)
Implicit price concessions				(3,984)
Room and board, net				(3,892)
Net revenue				$396,201

The composition of patient care service revenue by payor and level of care for the quarter ended June 30, 2024 is as follows (in thousands):

	Medicare	Medicaid	Commercial	Total
Routine home care	$305,491	$12,707	$6,580	$324,778
Inpatient care	25,069	2,242	1,760	29,071
Continuous care	22,438	873	1,016	24,327
	$352,998	$15,822	$9,356	$378,176

All other revenue - self-pay, respite care, etc.				4,733
Subtotal				$382,909
Medicare cap adjustment				(1,375)
Implicit price concessions				(3,820)
Room and board, net				(3,156)
Net revenue				$374,558

The composition of patient care service revenue by payor and level of care for the six months ended June 30, 2025 is as follows (in thousands):

	Medicare	Medicaid	Commercial	Total
Routine home care	$670,788	$22,311	$16,509	$709,608
Inpatient care	58,341	4,164	4,540	67,045
Continuous care	44,779	1,379	2,118	48,276
	$773,908	$27,854	$23,167	$824,929

All other revenue - self-pay, respite care, etc.				11,092
Subtotal				$836,021
Medicare cap adjustment				(18,700)
Implicit price concessions				(6,304)
Room and board, net				(7,417)
Net revenue				$803,600

The composition of patient care service revenue by payor and level of care for the six months ended June 30, 2024 is as follows (in thousands):

	Medicare	Medicaid	Commercial	Total
Routine home care	$592,045	$24,678	$12,914	$629,637
Inpatient care	51,257	4,629	3,488	59,374
Continuous care	44,993	1,646	1,858	48,497
	$688,295	$30,953	$18,260	$737,508

All other revenue - self-pay, respite care, etc.				8,817
Subtotal				$746,325
Medicare cap adjustment				(3,750)
Implicit price concessions				(7,910)
Room and board, net				(6,101)
Net revenue				$728,564

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

The composition of disaggregated revenue for the second quarter is as follows (in thousands):

	June 30,
	2025	2024
Drain cleaning	$55,557	$57,865
Plumbing	45,284	46,046
Excavation	56,493	55,713
Other	187	202
Subtotal - short term core	157,521	159,826
Water restoration	49,824	42,777
Independent contractors	17,449	18,255
Franchisee fees	1,405	1,398
Other	4,783	5,863
Gross revenue	230,982	228,119
Implicit price concessions and credit memos	(8,385)	(6,797)
Net revenue	$222,597	$221,322

The composition of disaggregated revenue for the first six months is as follows (in thousands):

	June 30,
	2025	2024
Drain cleaning	$115,099	$119,486
Plumbing	91,344	94,144
Excavation	120,731	114,331
Other	376	446
Subtotal - short term core	327,550	328,407
Water restoration	103,987	89,454
Independent contractors	35,811	37,871
Franchisee fees	2,828	2,890
Other	9,678	11,880
Gross revenue	479,854	470,502
Implicit price concessions and credit memos	(17,713)	(13,953)
Net revenue	$462,141	$456,549

3.    Segments

Our segments include the VITAS segment and the Roto-Rooter segment, which comprise the structure used by our President and Chief Executive Officer, who has been determined to be our Chief Operating Decision Maker (“CODM”) to make key operating decisions and assess performance. Relative contributions of each segment to service revenues and sales for the second quarter of 2025 were 64% and 36% compared to the second quarter of 2024 were 63% and 37%. Relative contributions of each segment to service revenues and sales for the first six months of 2025 were 63% and 37% compared to the first six months of 2024 were 61% and 39%. The vast majority of our service revenues and sales from continuing operations are generated from business within the United States. Service revenues and sales by business segment are shown in Note 2.

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

Segment data for the three months ending June 30, 2025 are as follows (in thousands):

			Reportable		Chemed
	VITAS	Roto-Rooter	Segments	Corporate	Consolidated
Service revenues and sales	$396,201	$222,597	$618,798	$-	$618,798

Cost of services provided and goods sold
(excluding depreciation)
Wages	241,805	75,704	317,509	-	317,509
Patient care expense	41,008	-	41,008	-	41,008
Other expenses	37,831	37,757	75,588	-	75,588
Total cost of services provided and goods sold	320,644	113,461	434,105	-	434,105

Selling, general and administrative expense
Wages	16,757	21,018	37,775	2,748	40,523
Advertising	-	18,943	18,943	-	18,943
Stock compensation	-	-	-	10,069	10,069
Other expenses	8,328	20,575	28,903	1,885	30,788
Total selling, general and administrative expense	25,085	60,536	85,621	14,702	100,323

Depreciation	5,314	8,363	13,677	12	13,689
Amortization	26	2,545	2,571	-	2,571
Other operating expense/(income)	55	(29)	26	-	26
Total costs and expenses	351,124	184,876	536,000	14,714	550,714
Income/(loss) from operations	45,077	37,721	82,798	(14,714)	68,084

Interest expense	(47)	(129)	(176)	(267)	(443)
Intercompany interest income/(expense)	5,454	3,970	9,424	(9,424)	-
Other income - net	61	23	84	3,390	3,474
Income/(expense) before income taxes	50,545	41,585	92,130	(21,015)	71,115
Income taxes	(12,326)	(9,671)	(21,997)	3,375	(18,622)
Net income/(loss)	$38,219	$31,914	$70,133	$(17,640)	$52,493

Additions to long-lived assets	$7,060	$8,745	$15,805	$5	$15,810

Segment data for the three months ending June 30, 2024 are as follows (in thousands):

			Reportable		Chemed
	VITAS	Roto-Rooter	Segments	Corporate	Consolidated
Service revenues and sales	$374,558	$221,322	$595,880	$-	$595,880

Cost of services provided and goods sold
(excluding depreciation)
Wages	212,811	73,057	285,868	-	285,868
Patient care expense	36,625	-	36,625	-	36,625
Other expenses	36,081	31,176	67,257	-	67,257
Total cost of services provided and good sold	285,517	104,233	389,750	-	389,750

Selling, general and administrative expense
Wages	17,369	20,002	37,371	4,367	41,738
Advertising	-	17,327	17,327	-	17,327
Stock compensation	-	-	-	12,463	12,463
Other expenses	6,924	20,022	26,946	3,781	30,727
Total selling, general and administrative expense	24,293	57,351	81,644	20,611	102,255

Depreciation	5,058	8,096	13,154	13	13,167
Amortization	26	2,520	2,546	-	2,546
Other operating expense/(income)	56	(19)	37	-	37
Total costs and expenses	314,950	172,181	487,131	20,624	507,755
Income/(loss) from operations	59,608	49,141	108,749	(20,624)	88,125

Interest expense	(46)	(118)	(164)	(265)	(429)
Intercompany interest income/(expense)	4,982	3,540	8,522	(8,522)	-
Other income - net	46	24	70	6,062	6,132
Income/(expense) before income taxes	64,590	52,587	117,177	(23,349)	93,828
Income taxes	(15,338)	(12,070)	(27,408)	4,467	(22,941)
Net income/(loss)	$49,252	$40,517	$89,769	$(18,882)	$70,887

Additions to long-lived assets	$90,714	$5,552	$96,266	$164	$96,430

Segment data for the first six months ending June 30, 2025 are as follows (in thousands):

			Reportable		Chemed
	VITAS	Roto-Rooter	Segments	Corporate	Consolidated
Service revenues and sales	$803,600	$462,141	$1,265,741	$-	$1,265,741

Cost of services provided and goods sold
(excluding depreciation)
Wages	476,978	153,176	630,154	-	630,154
Patient care expense	81,387	-	81,387	-	81,387
Other expenses	75,086	78,008	153,094	-	153,094
Total cost of services provided and goods sold	633,451	231,184	864,635	-	864,635

Selling, general and administrative expense
Wages	34,284	42,204	76,488	7,479	83,967
Advertising	-	37,112	37,112	-	37,112
Stock compensation	-	-	-	21,817	21,817
Other expenses	17,340	43,868	61,208	1,806	63,014
Total selling, general and administrative expense	51,624	123,184	174,808	31,102	205,910

Depreciation	10,509	16,601	27,110	24	27,134
Amortization	52	5,091	5,143	-	5,143
Other operating expense/(income)	119	(42)	77	-	77
Total costs and expenses	695,755	376,018	1,071,773	31,126	1,102,899
Income/(loss) from operations	107,845	86,123	193,968	(31,126)	162,842

Interest expense	(95)	(261)	(356)	(416)	(772)
Intercompany interest income/(expense)	10,750	7,900	18,650	(18,650)	-
Other income - net	110	32	142	4,577	4,719
Income/(expense) before income taxes	118,610	93,794	212,404	(45,615)	166,789
Income taxes	(30,361)	(21,936)	(52,297)	9,758	(42,539)
Net income/(loss)	$88,249	$71,858	$160,107	$(35,857)	$124,250

Additions to long-lived assets	$11,384	$18,186	$29,570	$5	$29,575

Segment data for the first six months ending June 30, 2024 are as follows (in thousands):

			Reportable		Chemed
	VITAS	Roto-Rooter	Segments	Corporate	Consolidated
Service revenues and sales	$728,564	$456,549	$1,185,113	$-	$1,185,113

Cost of services provided and goods sold
(excluding depreciation)
Wages	416,235	151,591	567,826	-	567,826
Patient care expense	71,699	-	71,699	-	71,699
Other expenses	69,477	65,875	135,352	-	135,352
Total cost of services provided and goods sold	557,411	217,466	774,877	-	774,877

Selling, general and administrative expense
Wages	33,898	41,077	74,975	8,307	83,282
Advertising	-	36,851	36,851	-	36,851
Stock compensation	-	-	-	30,609	30,609
Other expenses	14,187	40,683	54,870	12,516	67,386
Total selling, general and administrative expense	48,085	118,611	166,696	51,432	218,128

Depreciation	10,225	16,204	26,429	25	26,454
Amortization	52	5,015	5,067	-	5,067
Other operating expense	63	66	129	-	129
Total costs and expenses	615,836	357,362	973,198	51,457	1,024,655
Income/(loss) from operations	112,728	99,187	211,915	(51,457)	160,458

Interest expense	(92)	(235)	(327)	(527)	(854)
Intercompany interest income/(expense)	10,176	6,982	17,158	(17,158)	-
Other income - net	75	47	122	18,587	18,709
Income/(expense) before income taxes	122,887	105,981	228,868	(50,555)	178,313
Income taxes	(29,666)	(24,610)	(54,276)	11,867	(42,409)
Net income/(loss)	$93,221	$81,371	$174,592	$(38,688)	$135,904

Additions to long-lived assets	$96,569	$19,022	$115,591	$171	$115,762

Identifiable assets by segment are as follows (in thousands)::

	June 30,	December 31,
	2025	2024

VITAS	$781,617	$839,568
Roto-Rooter	543,950	529,076
Reportable segments	1,325,567	1,368,644
Corporate	392,280	299,931
Chemed consolidated	$1,717,847	$1,668,575

4.    Earnings per Share

Earnings per share (“EPS”) are computed using the weighted average number of shares of capital stock outstanding. Earnings and diluted earnings per share are computed as follows (in thousands, except per share data):

		Net Income
For the Three Months Ended June 30,		Income	Shares	Earnings per Share
2025
	Earnings	$52,493	14,591	$3.60
	Dilutive stock options	-	84
	Nonvested stock awards	-	28
	Diluted earnings	$52,493	14,703	$3.57

2024
	Earnings	$70,887	15,097	$4.70
	Dilutive stock options	-	108
	Nonvested stock awards	-	46
	Diluted earnings	$70,887	15,251	$4.65

		Net Income
For the Six Months Ended June 30,		Income	Shares	Earnings per Share
2025
	Earnings	$124,250	14,606	$8.51
	Dilutive stock options	-	88
	Nonvested stock awards	-	39
	Diluted earnings	$124,250	14,733	$8.43

2024
	Earnings	$135,904	15,109	$8.99
	Dilutive stock options	-	135
	Nonvested stock awards	-	51
	Diluted earnings	$135,904	15,295	$8.89

For the three and six months ended June 30, 2025, there were 336,000 stock options excluded from the computation of dilutive earnings per share because they would have been anti-dilutive.

For the three and six months ended June 30, 2024, there were 310,000 stock options excluded from the computation of dilutive earnings per share because they would have been anti-dilutive.

5.    Long-Term Debt and Lines of Credit

On June 28, 2022, we replaced our existing credit facility with a fifth amended and restated Credit Agreement (“2022 Credit Facilities”). Terms of the 2022 Credit Facilities consist of a five-year $450.0 million revolver as well as a five-year $100.0 million term loan. The 2022 Credit Facilities have a floating interest rate that is generally the secured overnight financing rate (“SOFR”) plus an additional tiered rate which varies based on our current leverage ratio. As of June 30, 2025, the interest rate is SOFR plus 100 basis points. The 2022 Credit Facilities include an expansion feature that provides the Company the opportunity to increase its revolver and/or term loan by an additional $250.0 million.

The term loan was repaid in 2023. This prepayment reduced the total borrowing capacity of the 2022 Credit Facilities from $550.0 million to $450.0 million. There were no prepayment penalties associated with this repayment. There are no significant deferred debt issuance costs capitalized related to the term loan.

The 2022 Credit Facilities contain the following quarterly financial covenants effective as of June 30, 2025:

Description	Requirement

Leverage Ratio (Consolidated Indebtedness/Consolidated Adj. EBITDA)	< 3.50 to 1.00

Interest Coverage Ratio (Consolidated Adj. EBITDA/Consolidated Interest Expense)	> 3.00 to 1.00

We are in compliance with all debt covenants as of June 30, 2025. We have issued $45.5 million in standby letters of credit as of June 30, 2025, mainly for insurance purposes. Issued letters of credit reduce our available credit under the 2022 Credit Facilities. As of June 30, 2025, we have approximately $404.5 million of unused lines of credit available and eligible to be drawn down under the revolving credit facility.

6.    Other Income – Net

Other income – net comprises the following (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Interest income	$2,555	$3,495	$4,631	$7,737
Market value adjustment on assets held in deferred compensation trust	918	2,637	88	10,971
Other	1	-	-	1
Total other income - net	$3,474	$6,132	$4,719	$18,709

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

We do not currently have any finance leases, therefore all lease information disclosed is related to operating leases.

The components of balance sheet information related to leases were as follows:

	June 30,	December 31,
	2025	2024
Assets
Operating lease assets	$131,948	$127,323

Liabilities
Current operating leases	43,700	42,306
Noncurrent operating leases	101,861	98,538
Total operating lease liabilities	$145,561	$140,844

The components of lease expense for the second quarter are as follows (in thousands):

	Three months ended June 30,
	2025	2024
Lease Expense (a)
Operating lease expense	$17,110	$15,819
Sublease income	(30)	(90)
Net lease expense	$17,080	$15,729

The components of lease expense for the first six months are as follows (in thousands):

	Six months ended June 30,
	2025	2024
Lease Expense (a)
Operating lease expense	$33,971	$31,264
Sublease income	(66)	(113)
Net lease expense	$33,905	$31,151

(a)Includes short-term leases and variable lease costs, which are immaterial. Included in both cost of services provided and goods sold and selling, general and administrative expenses.

The components of cash flow information related to leases were as follows:

	Six months ended June 30,
	2025	2024
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from leases	$27,472	$25,254

Leased assets obtained in exchange for new operating lease liabilities	$29,056	$28,551

Weighted Average Remaining Lease Term at June 30, 2025
Operating leases	4.66	years

Weighted Average Discount Rate at June 30, 2025
Operating leases	3.99%

Maturity of Operating Lease Liabilities (in thousands)

2025	$26,767
2026	42,907
2027	29,334
2028	22,485
2029	16,818
Thereafter	22,567
Total lease payments	$160,878
Less: interest	(15,317)
Total liability recognized on the balance sheet	$145,561

For leases commencing prior to April 2019, minimum rental payments exclude payments to landlords for real estate taxes and common area maintenance. Operating lease payments include $5.1 million related to extended lease terms that are reasonably certain of being exercised and exclude $1.2 million of lease payments for leases signed but not yet commenced.

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

Three months ended June 30,		Six months ended June 30,
2025	2024	2025	2024
$5,731	$6,817	$11,090	$20,238

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

Regulatory Matters and Litigation

VITAS was one of a group of hospice providers selected by the Office of the Inspector General’s (“OIG”) Office of Audit Services (“OAS”) for inclusion in an audit of the provision of elevated level-of-care hospice services. As a result of this audit, which reviewed 100 out of a total population of 50,850 inpatient and continuous care claims, OAS recommended that VITAS repay approximately $140.0 million of the $210.0 million VITAS’ Florida program received from Medicare for hospice services during the applicable two-year period, despite the fact that at the time of the release of the results of the audit, many of the disputed claims were time-barred from being challenged.

On August 29, 2022, VITAS received a demand letter from its Medicare Administrative Contractor (“MAC”) seeking repayment of $50.3 million. VITAS appealed the overpayment decision and deposited $50.3 million under the “Immediate Recoupment” process. The amount deposited was recorded as an “other long-term asset” in the consolidated balance sheets, as detailed in Note 13.

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

11.    Concentration of Risk

As of June 30, 2025, and December 31, 2024, approximately 59% and 64%, respectively, of VITAS’ total accounts receivable balance were from Medicare and 35% and 31% respectively, of VITAS’ total accounts receivable balance were due from various state Medicaid or managed Medicaid programs. Combined accounts receivable from Medicare, Medicaid, and managed Medicaid represent approximately 72% of the consolidated net accounts receivable in the accompanying consolidated balance sheets as of June 30, 2025.

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

12.    Cash Overdrafts and Cash Equivalents

There is $309,000 in cash overdrafts payable included in accounts payable at June 30, 2025. There were no cash overdrafts payable included in accounts payable at December 31, 2024.

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

13.    Other Assets

Other assets comprise the following (in thousands):

	June 30,	December 31,
	2025	2024

Cash surrender value life insurance	$3,768	$3,780
Noncurrent advances and deposits	2,320	2,222
Deferred debt costs	742	937
Deposit with OAS	-	46,968
Other	1,495	1,850
Total other assets	$8,325	$55,757

The deposit with OAS was refunded on April 1, 2025. See Note 10 for further discussion.

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

The following shows the carrying value, fair value and the hierarchy for our financial instruments as of June 30, 2025 (in thousands):

		Fair Value Measure
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Investments of deferred compensation plans held in trust	$129,560	$129,560	$-	$-
Cash equivalents	291,568	291,568	-	-

The following shows the carrying value, fair value and the hierarchy for our financial instruments as of December 31, 2024 (in thousands):

		Fair Value Measure
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Investments of deferred compensation plans held in trust	$130,960	$130,960	$-	$-
Cash equivalents	188,379	188,379	-	-

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

15.    Capital Stock Repurchase Plan Transactions

We repurchased the following capital stock:

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024

Total cost of repurchased shares (in thousands)	$42,945	$55,769	$72,701	$88,113
Shares repurchased	75,000	100,000	125,000	150,000
Weighted average price per share	$572.61	$557.68	$581.62	$587.41

In November 2024, the Board of Directors authorized $300.0 million for additional stock repurchase under the February 2011 repurchase program. We currently have $182.6 million of authorization remaining under this share repurchase plan.

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
$85,000

The pro forma revenue and earnings for the Company for the three and six months ended June 30, as if the Covenant acquisition made in 2024 was completed on January 1, 2024 are as follows (in thousands, except per share data):

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024

Service revenues and sales	$618,798	$598,164	$1,265,741	$1,202,245
Net income	$52,493	$71,450	$124,250	$140,129
Earnings per share	$3.60	$4.73	$8.51	$9.27
Diluted earnings per share	$3.57	$4.68	$8.43	$9.16

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

Shown below is movement in Goodwill (in thousands):

	VITAS	Roto-Rooter	Total
Balance at December 31, 2024	$404,866	$261,878	$666,744
Business combinations	-	185	185
Foreign currency adjustments	-	67	67
Balance at June 30, 2025	$404,866	$262,130	$666,996

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

The following is a summary of the key operating results (in thousands except per share amounts):

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Service revenues and sales	$618,798	$595,880	$1,265,741	$1,185,113
Net income	$52,493	$70,887	$124,250	$135,904
Diluted EPS	$3.57	$4.65	$8.43	$8.89
Adjusted net income	$62,721	$83,419	$145,796	$163,250
Adjusted diluted EPS	$4.27	$5.47	$9.90	$10.67
Adjusted EBITDA	$95,331	$119,890	$217,023	$234,512
Adjusted EBITDA as a % of revenue	15.4%	20.1%	17.1%	19.8%

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

For the three months ended June 30, 2025, the increase in consolidated service revenues and sales was driven by a 5.8% increase at VITAS and by a .6% increase at Roto-Rooter. The increase in service revenues at VITAS is comprised primarily of 6.1% increase in days-of-care and a geographically weighted average Medicare reimbursement rate increase of approximately 4.2%. Acuity mix shift negatively impacted revenue growth by 71-basis points in the quarter when compared to the prior year revenue and level-of-care mix. The combination of Medicare cap and other contra revenue changes decreased revenue growth by 379-basis points. The increase in service revenues at Roto-Rooter was driven by an increase in excavation and water restoration offset by a decrease in plumbing and drain cleaning.

For the six months ended June 30, 2025, the increase in consolidated service revenues and sales was driven by a 10.3% increase at VITAS and by a 1.2% increase at Roto-Rooter. The increase in service revenues at VITAS is comprised primarily of 8.9% increase in days-of-care and a geographically weighted average Medicare reimbursement rate increase of approximately 3.7%. Acuity mix shift negatively impacted revenue growth by 90-basis points in the quarter when compared to the prior year revenue and level-of-care mix. The combination of Medicare cap and other contra revenue changes decreased revenue growth by 140-basis points. The increase in service revenues at Roto-Rooter was driven by an increase in excavation and water restoration offset by a decrease in plumbing and drain cleaning.

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

The pro forma revenue and earnings for the Company for the three and six months ended June 30, as if the Covenant acquisition made in 2024 was completed on January 1, 2024 are as follows (in thousands, except per share data):

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024

Service revenues and sales	$618,798	$598,164	$1,265,741	$1,202,245
Net income	$52,493	$71,450	$124,250	$140,129
Earnings per share	$3.60	$4.73	$8.51	$9.27
Diluted earnings per share	$3.57	$4.68	$8.43	$9.16

Financial Condition

Liquidity and Capital Resources

Material changes in the balance sheet accounts from December 31, 2024 to June 30, 2025 include the following:

•A $13.7 million increase in accounts receivable due to timing of payments. Other significant changes in our accounts receivable balances are typically driven by the timing of payments received from the Federal government at our VITAS subsidiary. We typically receive a payment in excess of $60.0 million from the Federal government for hospice services every other Friday. The timing of a period end will have a significant impact on the accounts receivable at VITAS. These changes generally normalize over a two-year period, as cash flow variations in one year are offset in the following year.

•A $47.4 million decrease in other assets primarily related to the refund of the OAS deposit.

•A $4.6 million increase in lease right of use asset due to lease renewals. This resulted in a similar increase in the lease liability accounts.

•A $6.7 million increase in accounts payable due to timing of payments.

•A $7.6 million decrease in income taxes payable due to timing of payments.

•A $13.2 million decrease in deferred income taxes primarily due to the refund of the OAS deposit.

•A $37.4 million decline in accrued compensation due to the payment of 2024 bonuses in the first quarter of 2025 and reduction in current year accrual rates due to lower earnings in 2025.

Net cash provided by operating activities increased $9.3 million from June 30, 2024 to June 30, 2025. Material changes include the following:

•A $63.8 million increase in other assets due to the $47.0 million refund of the OAS deposit and the change in the deferred compensation asset due to market valuations.

•An $11.7 million decrease in net income.

•A $10.8 million decrease in deferred income taxes due to the refund of the OAS deposit.

•An $11.0 million decrease in accounts receivable due to timing.

•A $9.4 million decrease in noncash long-term incentive compensation.

•A $14.2 million decrease in other liabilities due to the change in deferred compensation liability due to market valuations.

Management continually evaluates cash utilization alternatives, including share repurchase, debt repurchase, acquisitions and increased dividends to determine the most beneficial use of available capital resources.

We anticipate that our operating income and cash flows will be sufficient to operate our business and meet any commitments for the foreseeable future.

Commitments and Contingencies

On June 28, 2022, we replaced our existing credit facility with a fifth amended and restated Credit Agreement (“2022 Credit Facilities”). Terms of the 2022 Credit Facilities consist of a five-year $450.0 million revolver as well as a five-year $100.0 million term loan. The 2022 Credit Facilities have a floating interest rate that is generally SOFR plus an additional tiered rate which varies based on our current leverage ratio. As of June 30, 2025, the interest rate is SOFR plus 100 basis points. The 2022 Credit Facilities include an expansion feature that provides the Company the opportunity to increase its revolver and/or term loan by an additional $250.0 million.

We have issued $45.5 million in standby letters of credit as of June 30, 2025, mainly for insurance purposes. Issued letters of credit reduce our available credit under the 2022 Credit Facilities. As of June 30, 2025, we have approximately $404.5 million of unused lines of credit available and are eligible to be drawn down under our revolving credit facility. Management believes its liquidity and sources of capital are satisfactory for the Company’s needs in the foreseeable future.

Collectively, the terms of the 2022 Credit Facilities require us to meet various financial covenants, to be tested quarterly. We are in compliance with all financial and other debt covenants as of June 30, 2025 and anticipate remaining in compliance throughout the foreseeable future.

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

Results of Operations

Three months ended June 30, 2025 versus 2024 - Consolidated Results

Our service revenues and sales for the second quarter of 2025 increased 3.8% versus services and sales revenues for the second quarter of 2024. Of this increase, a $21.6 million increase was attributable to VITAS, and a $1.3 million increase at Roto-Rooter. The following chart shows the components of revenue by operating segment (in thousands):

	Three months ended June 30,		Increase/(Decrease)
	2025	2024	Percent
VITAS
Routine homecare	$358,042	$324,778	10.2
General inpatient	33,023	29,071	13.6
Continuous care	23,640	24,327	(2.8)
Other	5,747	4,733	21.4
Subtotal	420,452	382,909	9.8
Medicare cap adjustment	(16,375)	(1,375)	(1,090.9)
Room and board - net	(3,892)	(3,156)	(23.3)
Implicit price concessions	(3,984)	(3,820)	(4.3)
Net revenue	$396,201	$374,558	5.8

Roto-Rooter
Drain cleaning	$55,557	$57,865	(4.0)
Plumbing	45,284	46,046	(1.7)
Excavation	56,493	55,713	1.4
Other	187	202	(7.4)
Subtotal - short term core	157,521	159,826	(1.4)
Water restoration	49,824	42,777	16.5
Independent contractors	17,449	18,255	(4.4)
Outside franchisee fees	1,405	1,398	0.5
Other	4,783	5,863	(18.4)
Gross revenue	230,982	228,119	1.3
Implicit price concessions	(8,385)	(6,797)	(23.4)
Net revenue	222,597	221,322	0.6
Total Revenues	$618,798	$595,880	3.8

Days of care at VITAS during the quarters were as follows:

	Three months ended June 30,		Increase/(Decrease)
	2025	2024	Percent

Routine homecare	1,662,455	1,551,163	7.2
Nursing home	307,158	304,191	1.0
Respite	11,440	9,102	25.7
Subtotal routine homecare and respite	1,981,053	1,864,456	6.3
General inpatient	28,213	25,895	9.0
Continuous care	21,647	23,933	(9.6)
Total days of care	2,030,913	1,914,284	6.1

The increase in service revenues at VITAS is comprised primarily of a 6.1% increase in days-of-care and a geographically weighted average Medicare reimbursement rate increase of approximately 4.2%. Acuity mix shift negatively impacted revenue growth by 71-basis points in the quarter when compared to the prior year revenue and level-of-care mix. The combination of Medicare cap and other contra revenue changes decreased revenue growth by 379-basis.

The $16.4 million Medicare Cap billing limitation accrued in the second quarter of 2025 is comprised of three components. First, a catch-up entry of $9.5 million was required to recognize the Medicare Cap billing limitation in Florida related to the first six-months of the 2025 Medicare Cap year which includes our fourth quarter of 2024 and first quarter of 2025. Second, $4.8 million was recorded related to the Medicare Cap billing limitation for the current quarter of 2025 related to our Florida combined program. Third, $2.1 million was recognized for the current quarter of 2025 related to all other VITAS programs, mainly in California. The amount recognized for all other VITAS programs is in-line with the historical run-rate for these programs and our original projections of 2025.

The decrease in drain cleaning revenues for the second quarter of 2025 versus 2024 is attributable to a 3.2% increase in price and service mix offset by a 7.2% decrease in job count. The decrease in plumbing revenues for the second quarter of 2025 versus 2024 is attributable to a 2.6% decrease in price and service mix shift offset by a .9% increase in job count. Excavation and water restoration jobs are generally sold as a result of initial calls from customers regarding drain cleaning issues. As a result, excavation revenues increased 1.4% and water restoration revenues increased 16.5%. Contractors operations decreased 4.4%.

The consolidated gross margin was 29.8% in the second quarter of 2025 as compared with 34.6% in the second quarter of 2024. On a segment basis, VITAS’ gross margin was 19.1% in the second quarter of 2025 compared with 23.8% in the second quarter of 2024. The decline was primarily due to an increase in Medicare Cap liability of $15.0 million in the second quarter of 2025 compared to the second quarter of 2024. The Roto-Rooter segment’s gross margin was 49.0% for the second quarter of 2025 as compared with 52.9% in the second quarter of 2024. The decline was primarily due to an increase of $4.9 million in casualty insurance expense in the second quarter of 2025.

Selling, general and administrative expenses (“SG&A”) comprise (in thousands):

	Three months ended June 30,
	2025	2024
SG&A expenses before long-term incentive compensation and the impact of market value adjustments related to deferred compensation trusts	$98,552	$96,025
Impact of market value adjustments related to assets held in deferred compensation trusts	918	2,637
Long-term incentive compensation	853	3,593
Total SG&A expenses	$100,323	$102,255

SG&A expenses before long-term incentive compensation and the impact of market value adjustments related to deferred compensation trusts for the second quarter of 2025 were up 2.6% when compared to second quarter of 2024 due mainly to normal salary increases and an increase in variable selling expenses.

Other income – net comprise (in thousands):

	Three months ended June 30,
	2025	2024
Interest income	$2,555	$3,495
Market value adjustment on assets held in deferred compensation trusts	918	2,637
Other	1	-
Total other income - net	$3,474	$6,132

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

Our effective tax rate reconciliation is as follows (in thousands):

	Three months ended June 30,
	2025	2024

Income tax provision calculated at the statutory federal rate	$14,934	$19,704
State and local income taxes	2,261	2,461
Stock compensation tax benefits	(50)	(622)
Other--net	1,477	1,398
Income tax provision	$18,622	$22,941
Effective tax rate	26.2%	24.5%

Net income for both periods included the following after-tax items/adjustments that (reduced) or increased after-tax earnings (in thousands):

	Three months ended June 30,
	2025	2024
VITAS
Acquisition expense	$-	$(687)
Roto-Rooter
Amortization of reacquired franchise agreements	(1,806)	(1,804)
Acquisition expense	-	(34)
Corporate
Stock option expense	(7,696)	(7,408)
Long-term incentive compensation	(776)	(3,221)
Excess tax benefits on stock compensation	50	622
Total	$(10,228)	$(12,532)

Three months ended June 30, 2025 versus 2024 - Segment Results

Net income/(loss) for the second quarter of 2025 versus the second quarter of 2024 by segment (in thousands):

	Three months ended June 30,
	2025	2024
VITAS	$38,219	$49,252
Roto-Rooter	31,914	40,517
Corporate	(17,640)	(18,882)
	$52,493	$70,887

After-tax earnings as a percent of revenue at VITAS in the second quarter of 2025 was 9.6% as compared to 13.1% in the second quarter of 2024. VITAS’ after-tax earnings decreased primarily due to an increase in Medicare Cap liability of $15.0 million in the second quarter of 2025 compared to the second quarter of 2024.

Roto-Rooter’s net income was negatively impacted in the second quarter of 2025 compared to the second quarter of 2024 due primarily to an increase in casualty insurance expense of $4.9 million and an increase in variable expenses. Roto-Rooter’s after-tax earnings as a percent of revenue in the second quarter of 2025 was 14.3%, as compared to 18.3% in the second quarter of 2024.

After-tax Corporate expenses for the second quarter of 2025 decreased 6.6% when compared to the second quarter of 2024 due primarily to a $2.2 million decrease in stock-based compensation offset by a $940,000 decrease in interest income and a $572,000 decrease in excess tax benefits on stock compensation.

Results of Operations

Six months ended June 30, 2025 versus 2024 - Consolidated Results

Our service revenues and sales for the first six months of 2025 increased 6.8% versus services and sales revenues for the first six months of 2024. Of this increase, a $75.0 million increase was attributable to VITAS, and a $5.6 million increase at Roto-Rooter. The following chart shows the components of revenue by operating segment (in thousands):

	Six months ended June 30,		Increase/(Decrease)
	2025	2024	Percent
VITAS
Routine homecare	$709,608	$629,637	12.7
General inpatient	67,045	59,374	12.9
Continuous care	48,276	48,497	(0.5)
Other	11,092	8,817	25.8
Subtotal	836,021	746,325	12.0
Medicare cap adjustment	(18,700)	(3,750)	(398.7)
Room and board - net	(7,417)	(6,101)	(21.6)
Implicit price concessions	(6,304)	(7,910)	20.3
Net revenue	$803,600	$728,564	10.3

Roto-Rooter
Drain cleaning	$115,099	$119,486	(3.7)
Plumbing	91,344	94,144	(3.0)
Excavation	120,731	114,331	5.6
Other	376	446	(15.7)
Subtotal - short term core	327,550	328,407	(0.3)
Water restoration	103,987	89,454	16.2
Independent contractors	35,811	37,871	(5.4)
Outside franchisee fees	2,828	2,890	(2.1)
Other	9,678	11,880	(18.5)
Gross revenue	479,854	470,502	2.0
Implicit price concessions	(17,713)	(13,953)	(26.9)
Net revenue	462,141	456,549	1.2
Total Revenues	$1,265,741	$1,185,113	6.8

Days of care at VITAS during the six months ended June 30 were as follows:

	Six months ended June 30,		Increase/(Decrease)
	2025	2024	Percent

Routine homecare	3,295,024	2,999,075	9.9
Nursing home	614,266	587,349	4.6
Respite	21,435	16,854	27.2
Subtotal routine homecare and respite	3,930,725	3,603,278	9.1
General inpatient	57,917	52,540	10.2
Continuous care	44,267	47,970	(7.7)
Total days of care	4,032,909	3,703,788	8.9

The increase in service revenues at VITAS is comprised primarily of a 8.9% increase in days-of-care and a geographically weighted average Medicare reimbursement rate increase of approximately 3.7%. Acuity mix shift negatively impacted revenue growth by 90-basis points in the quarter when compared to the prior year revenue and level-of-care mix. The combination of Medicare cap and other contra revenue changes decreased revenue growth by 140-basis.

The decrease in drain cleaning revenues for the first six months of 2025 versus 2024 is attributable to a 3.2% increase in price and service mix offset by a 6.9% decrease in job count. The decrease in plumbing revenues for the first six months of 2025 versus 2024 is attributable to a 3.0% decrease in price and service mix shift. Excavation and water restoration jobs are generally sold as a result of initial calls from customers regarding drain cleaning issues. As a result, excavation revenues increased 5.6% and water restoration revenues increased 16.2%. Contractors operations decreased 5.4%.

The consolidated gross margin was 31.7% in the first six months of 2025 as compared with 34.6% in the first six months of 2024. On a segment basis, VITAS’ gross margin was 21.2% in the first six months of 2025 as compared with 23.5% in the first six months of 2024. The decline was primarily due to an increase in Medicare Cap liability of $15.0 million. The Roto-Rooter segment’s gross margin was 50.0% for the first six months of 2025 as compared with 52.4% in the first six months of 2024. The decline was primarily due to a $3.5 million increase in casualty insurance expense and an increase in variable expenses.

Selling, general and administrative expenses (“SG&A”) comprise (in thousands):

	Six months ended June 30,
	2025	2024
SG&A expenses before long-term incentive compensation and the impact of market value adjustments related to deferred compensation trusts	$202,312	$194,443
Long-term incentive compensation	3,510	12,714
Impact of market value adjustments related to assets held in deferred compensation trusts	88	10,971
Total SG&A expenses	$205,910	$218,128

SG&A expenses before long-term incentive compensation and the impact of market value adjustments related to deferred compensation trusts for the first six months of 2025 were up 4.0% when compared to the first six months of 2024 due mainly to normal salary increases and an increase in variable selling expenses.

Other income – net comprise (in thousands):

	Six months ended June 30,
	2025	2024
Interest income	$4,631	$7,737
Market value adjustment on assets held in deferred compensation trusts	88	10,971
Other	-	1
Total other income - net	$4,719	$18,709

	Six months ended June 30,
	2025	2024

Income tax provision calculated at the statutory federal rate	$35,026	$37,446
State and local income taxes	6,448	5,422
Stock compensation tax benefits	(513)	(3,919)
Other--net	1,578	3,460
Income tax provision	$42,539	$42,409
Effective tax rate	25.5%	23.8%

Net income for both periods included the following after-tax items/adjustments that (reduced) or increased after-tax earnings (in thousands):

	Six months ended June 30,
	2025	2024
VITAS
Acquisition expense	$-	$(687)
Roto-Rooter
Amortization of reacquired franchise agreements	(3,613)	(3,608)
Acquisition expense	-	(34)
Corporate
Stock option expense	(15,317)	(14,963)
Long-term incentive compensation	(3,129)	(6,636)
Severance arrangement	-	(5,337)
Excess tax benefits on stock compensation	513	3,919
Total	$(21,546)	$(27,346)

Six months ended June 30, 2025 versus 2024 - Segment Results

Net income/(loss) for the first six months of 2025 versus the first six months of 2024 by segment (in thousands):

	Six months ended June 30,
	2025	2024
VITAS	$88,249	$93,221
Roto-Rooter	71,858	81,371
Corporate	(35,857)	(38,688)
	$124,250	$135,904

After-tax earnings as a percent of revenue at VITAS in the first six months of 2025 was 11.0% as compared to 12.8% in the first six months of 2024. VITAS’ after-tax earnings decreased primarily to an increase in Medicare Cap liability of $15.0 million.

Roto-Rooter’s net income was negatively impacted in the first six months of 2025 compared to the first six months of 2024 due primarily to an increase in casualty insurance expense of $3.5 million and an increase in variable expenses. Roto-Rooter’s after-tax earnings as a percent of revenue in the first six months of 2025 was 15.5%, as compared to 17.8% in the first six months of 2024.

After-tax Corporate expenses for the first six months of 2025 decreased 7.3% when compared to the first six months in 2024 due primarily to a $8.5 million decrease in stock-based compensation offset by a $3.1 million decrease in interest income and a $3.4 million decrease in excess tax benefits on stock compensation.

CHEMED CORPORATION AND SUBSIDIARY COMPANIES
CONSOLIDATING STATEMENTS OF INCOME
FOR THE THREE MONTHS ENDED JUNE 30, 2025
(in thousands)(unaudited)

				Chemed
	VITAS	Roto-Rooter	Corporate	Consolidated
2025 (a)
Service revenues and sales	$396,201	$222,597	$-	$618,798
Cost of services provided and goods sold	320,644	113,461	-	434,105
Selling, general and administrative expenses	25,085	60,536	14,702	100,323
Depreciation	5,314	8,363	12	13,689
Amortization	26	2,545	-	2,571
Other operating expense/(income)	55	(29)	-	26
Total costs and expenses	351,124	184,876	14,714	550,714
Income/(loss) from operations	45,077	37,721	(14,714)	68,084
Interest expense	(47)	(129)	(267)	(443)
Intercompany interest income/(expense)	5,454	3,970	(9,424)	-
Other income—net	61	23	3,390	3,474
Income/(expense) before income taxes	50,545	41,585	(21,015)	71,115
Income taxes	(12,326)	(9,671)	3,375	(18,622)
Net income/(loss)	$38,219	$31,914	$(17,640)	$52,493

(a) The following amounts are included in net income (in thousands):
				Chemed
	VITAS	Roto-Rooter	Corporate	Consolidated
Pretax benefit/(cost):
Stock option expense	$-	$-	$(9,216)	$(9,216)
Amortization of reacquired franchise agreements	-	(2,352)	-	(2,352)
Long-term incentive compensation	-	-	(853)	(853)
Total	$-	$(2,352)	$(10,069)	$(12,421)

				Chemed
	VITAS	Roto-Rooter	Corporate	Consolidated
After-tax benefit/(cost):
Stock option expense	$-	$-	$(7,696)	$(7,696)
Amortization of reacquired franchise agreements	-	(1,806)	-	(1,806)
Long-term incentive compensation	-	-	(776)	(776)
Excess tax benefits on stock compensation	-	-	50	50
Total	$-	$(1,806)	$(8,422)	$(10,228)

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

CHEMED CORPORATION AND SUBSIDIARY COMPANIES
CONSOLIDATING STATEMENTS OF INCOME
FOR THE SIX MONTHS ENDED June 30, 2025
(in thousands)(unaudited)

				Chemed
	VITAS	Roto-Rooter	Corporate	Consolidated
2025 (a)
Service revenues and sales	$803,600	$462,141	$-	$1,265,741
Cost of services provided and goods sold	633,451	231,184	-	864,635
Selling, general and administrative expenses	51,624	123,184	31,102	205,910
Depreciation	10,509	16,601	24	27,134
Amortization	52	5,091	-	5,143
Other operating expense/(income)	119	(42)	-	77
Total costs and expenses	695,755	376,018	31,126	1,102,899
Income/(loss) from operations	107,845	86,123	(31,126)	162,842
Interest expense	(95)	(261)	(416)	(772)
Intercompany interest income/(expense)	10,750	7,900	(18,650)	-
Other income—net	110	32	4,577	4,719
Income/(expense) before income taxes	118,610	93,794	(45,615)	166,789
Income taxes	(30,361)	(21,936)	9,758	(42,539)
Net income/(loss)	$88,249	$71,858	$(35,857)	$124,250

(a) The following amounts are included in net income (in thousands):
				Chemed
	VITAS	Roto-Rooter	Corporate	Consolidated
Pretax benefit/(cost):
Stock option expense	$-	$-	$(18,307)	$(18,307)
Long-term incentive compensation	-	-	(3,510)	(3,510)
Amortization of reacquired franchise agreements	-	(4,704)	-	(4,704)
Total	$-	$(4,704)	$(21,817)	$(26,521)

				Chemed
	VITAS	Roto-Rooter	Corporate	Consolidated
After-tax benefit/(cost):
Stock option expense	$-	$-	$(15,317)	$(15,317)
Long-term incentive compensation	-	-	(3,129)	(3,129)
Amortization of reacquired franchise agreements	-	(3,613)	-	(3,613)
Excess tax benefits on stock compensation	-	-	513	513
Total	$-	$(3,613)	$(17,933)	$(21,546)

CONSOLIDATING STATEMENTS OF INCOME
FOR THE SIX MONTHS ENDED JUNE 30, 2024
(in thousands)(unaudited)

				Chemed
	VITAS	Roto-Rooter	Corporate	Consolidated
2024 (a)
Service revenues and sales	$728,564	$456,549	$-	$1,185,113
Cost of services provided and goods sold	557,411	217,466	-	774,877
Selling, general and administrative expenses	48,085	118,611	51,432	218,128
Depreciation	10,225	16,204	25	26,454
Amortization	52	5,015	-	5,067
Other operating expense	63	66	-	129
Total costs and expenses	615,836	357,362	51,457	1,024,655
Income/(loss) from operations	112,728	99,187	(51,457)	160,458
Interest expense	(92)	(235)	(527)	(854)
Intercompany interest income/(expense)	10,176	6,982	(17,158)	-
Other income - net	75	47	18,587	18,709
Income/(expense) before income taxes	122,887	105,981	(50,555)	178,313
Income taxes	(29,666)	(24,610)	11,867	(42,409)
Net income/(loss)	$93,221	$81,371	$(38,688)	$135,904

(a) The following amounts are included in net income (in thousands):
				Chemed
	VITAS	Roto-Rooter	Corporate	Consolidated
Pretax benefit/(cost):
Stock option expense	$-	$-	$(17,895)	$(17,895)
Long-term incentive compensation	-	-	(7,377)	(7,377)
Severance arrangement	-	-	(5,337)	(5,337)
Amortization of reacquired franchise agreements	-	(4,704)	-	(4,704)
Acquisition expense	(907)	(45)	-	(952)
Total	$(907)	$(4,749)	$(30,609)	$(36,265)

				Chemed
	VITAS	Roto-Rooter	Corporate	Consolidated
After-tax benefit/(cost):
Stock option expense	$-	$-	$(14,963)	$(14,963)
Long-term incentive compensation	-	-	(6,636)	(6,636)
Severance arrangement	-	-	(5,337)	(5,337)
Amortization of reacquired franchise agreements	-	(3,608)	-	(3,608)
Acquisition expense	(687)	(34)	-	(721)
Excess tax benefits on stock compensation	-	-	3,919	3,919
Total	$(687)	$(3,642)	$(23,017)	$(27,346)

Unaudited Consolidating Summary and Reconciliation of Adjusted EBITDA

Chemed Corporation and Subsidiary Companies
(in thousands)				Chemed
For the three months ended June 30, 2025	VITAS	Roto-Rooter	Corporate	Consolidated

Net income/(loss)	$38,219	$31,914	$(17,640)	$52,493
Add/(deduct):
Interest expense	47	129	267	443
Income taxes	12,326	9,671	(3,375)	18,622
Depreciation	5,314	8,363	12	13,689
Amortization	26	2,545	-	2,571
EBITDA	55,932	52,622	(20,736)	87,818
Add/(deduct):
Intercompany interest expense/(income)	(5,454)	(3,970)	9,424	-
Interest income	(61)	(23)	(2,472)	(2,556)
Stock option expense	-	-	9,216	9,216
Long-term incentive compensation	-	-	853	853
Adjusted EBITDA	$50,417	$48,629	$(3,715)	$95,331

				Chemed
For the three months ended June 30, 2024	VITAS	Roto-Rooter	Corporate	Consolidated

Net income/(loss)	$49,252	$40,517	$(18,882)	$70,887
Add/(deduct):
Interest expense	46	118	265	429
Income taxes	15,338	12,070	(4,467)	22,941
Depreciation	5,058	8,096	13	13,167
Amortization	26	2,520	-	2,546
EBITDA	69,720	63,321	(23,071)	109,970
Add/(deduct):
Intercompany interest expense/(income)	(4,982)	(3,540)	8,522	-
Interest income	(45)	(25)	(3,425)	(3,495)
Stock option expense	-	-	8,870	8,870
Long-term incentive compensation	-	-	3,593	3,593
Acquisition expense	907	45	-	952
Adjusted EBITDA	$65,600	$59,801	$(5,511)	$119,890

Unaudited Consolidating Summary and Reconciliation of Adjusted EBITDA

Chemed Corporation and Subsidiary Companies
(in thousands)				Chemed
For the six months ended June 30, 2025	VITAS	Roto-Rooter	Corporate	Consolidated

Net income/(loss)	$88,249	$71,858	$(35,857)	$124,250
Add/(deduct):
Interest expense	95	261	416	772
Income taxes	30,361	21,936	(9,758)	42,539
Depreciation	10,509	16,601	24	27,134
Amortization	52	5,091	-	5,143
EBITDA	129,266	115,747	(45,175)	199,838
Add/(deduct):
Intercompany interest expense/(income)	(10,750)	(7,900)	18,650	-
Interest income	(110)	(33)	(4,489)	(4,632)
Stock option expense	-	-	18,307	18,307
Long-term incentive compensation	-	-	3,510	3,510
Adjusted EBITDA	$118,406	$107,814	$(9,197)	$217,023

				Chemed
For the six months ended June 30, 2024	VITAS	Roto-Rooter	Corporate	Consolidated

Net income/(loss)	$93,221	$81,371	$(38,688)	$135,904
Add/(deduct):
Interest expense	92	235	527	854
Income taxes	29,666	24,610	(11,867)	42,409
Depreciation	10,225	16,204	25	26,454
Amortization	52	5,015	-	5,067
EBITDA	133,256	127,435	(50,003)	210,688
Add/(deduct):
Intercompany interest expense/(income)	(10,176)	(6,982)	17,158	-
Interest income	(75)	(47)	(7,615)	(7,737)
Stock option expense	-	-	17,895	17,895
Long-term incentive compensation	-	-	7,377	7,377
Severance arrangement	-	-	5,337	5,337
Acquisition expense	907	45	-	952
Adjusted EBITDA	$123,912	$120,451	$(9,851)	$234,512

RECONCILIATION OF ADJUSTED NET INCOME
(in thousands, except per share data)(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net income as reported	$52,493	$70,887	$124,250	$135,904

Add/(deduct) pre-tax cost of:
Stock option expense	9,216	8,870	18,307	17,895
Amortization of reacquired franchise agreements	2,352	2,352	4,704	4,704
Long-term incentive compensation	853	3,593	3,510	7,377
Severance arrangement	-	-	-	5,337
Acquisition expense	-	952	-	952
Add/(deduct) tax impacts:
Tax impact of the above pre-tax adjustments (1)	(2,143)	(2,613)	(4,462)	(5,000)
Excess tax benefits on stock compensation	(50)	(622)	(513)	(3,919)
Adjusted net income	$62,721	$83,419	$145,796	$163,250

Diluted Earnings Per Share As Reported
Net income	$3.57	$4.65	$8.43	$8.89
Average number of shares outstanding	14,703	15,251	14,733	15,295

Adjusted Diluted Earnings Per Share
Adjusted net income	$4.27	$5.47	$9.90	$10.67
Adjusted average number of shares outstanding	14,703	15,251	14,733	15,295

(1) The tax impact of pre-tax adjustments was calculated using the effective tax rate of the operating unit for which each adjustment is associated.

CHEMED CORPORATION AND SUBSIDIARY COMPANIES
OPERATING STATISTICS FOR VITAS SEGMENT
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
OPERATING STATISTICS	2025	2024	2025	2024
Net revenue ($000)
Homecare	$358,042	$324,778	$709,608	$629,637
Inpatient	33,023	29,071	67,045	59,374
Continuous care	23,640	24,327	48,276	48,497
Other	5,747	4,733	11,092	8,817
Subtotal	$420,452	$382,909	$836,021	$746,325
Room and board, net	(3,892)	(3,156)	(7,417)	(6,101)
Contractual allowances	(3,984)	(3,820)	(6,304)	(7,910)
Medicare cap allowance	(16,375)	(1,375)	(18,700)	(3,750)
Total	$396,201	$374,558	$803,600	$728,564
Net revenue as a percent of total before Medicare cap allowances
Homecare	85.2%	84.8%	84.9%	84.4%
Inpatient	7.9	7.6	8.0	8.0
Continuous care	5.6	6.4	5.8	6.5
Other	1.3	1.2	1.3	1.1
Subtotal	100.0	100.0	100.0	100.0
Room and board, net	(0.9)	(0.8)	(0.9)	(0.8)
Contractual allowances	(0.9)	(1.0)	(0.8)	(1.1)
Medicare cap allowance	(3.9)	(0.4)	(2.2)	(0.5)
Total	94.3%	97.8%	96.1%	97.6%
Days of care
Homecare	1,662,455	1,551,163	3,295,024	2,999,075
Nursing home	307,158	304,191	614,266	587,349
Respite	11,440	9,102	21,435	16,854
Subtotal routine homecare and respite	1,981,053	1,864,456	3,930,725	3,603,278
Inpatient	28,213	25,895	57,917	52,540
Continuous care	21,647	23,933	44,267	47,970
Total	2,030,913	1,914,284	4,032,909	3,703,788

Number of days in relevant time period	91	91	181	182

Average daily census (days)
Homecare	18,269	17,046	18,205	16,478
Nursing home	3,375	3,343	3,394	3,227
Respite	126	100	118	93
Subtotal routine homecare and respite	21,770	20,489	21,717	19,798
Inpatient	310	284	320	288
Continuous care	238	263	244	264
Total	22,318	21,036	22,281	20,350

Total Admissions	17,545	17,334	35,684	32,245
Total Discharges	17,845	15,898	35,583	32,068
Average length of stay (days)	137.1	100.6	127.9	102.2
Median length of stay (days)	20.0	18.0	18.0	17.0

ADC by major diagnosis
Cerebro	44.4%	42.5%	44.6%	43.4%
Neurological	12.1	13.3	12.2	13.4
Cancer	9.7	10.0	9.6	10.0
Cardio	16.2	16.2	16.1	16.2
Respiratory	7.5	7.3	7.3	7.3
Other	10.1	10.7	10.2	9.7
Total	100.0%	100.0%	100.0%	100.0%
Admissions by major diagnosis
Cerebro	26.7%	27.1%	27.6%	27.4%
Neurological	7.2	8.3	6.8	7.9
Cancer	26.6	25.0	25.6	24.8
Cardio	14.9	16.1	15.0	15.9
Respiratory	10.7	9.6	11.1	10.1
Other	13.9	13.9	13.9	13.9
Total	100.0%	100.0%	100.0%	100.0%

Estimated uncollectible accounts as a percent of revenues	1.0%	1.0%	0.8%	1.1%
Accounts receivable --
Days of revenue outstanding- excluding unapplied Medicare payments	37.5	38.8	n.a.	n.a.
Days of revenue outstanding- including unapplied Medicare payments	26.9	34.7	n.a.	n.a.

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

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

The Company’s primary market risk exposure relates to interest rate risk exposure through its variable interest line of credit. At June 30, 2025, the Company had no variable rate debt outstanding. For each $10 million borrowed under the credit facility, an increase or decrease of 100 basis points (1%), increases or decreases the Company’s annual interest expense by $100,000.

The Company continually evaluates this interest rate exposure and periodically weighs the cost versus the benefit of fixing the variable interest rates through a variety of hedging techniques.

Item 4.    Controls and Procedures

We carried out an evaluation, under the supervision of the Company’s President and Chief Executive Officer and with the participation of the Executive Vice President, Controller and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the President and Chief Executive Officer and Executive Vice President, Controller and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report. There has been no change in our internal control over financial reporting that occurred during the quarter covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Item 2(c).    Purchases of Equity Securities by Issuer and Affiliated Purchasers

The following table shows the activity related to our share repurchase program for the first six months of 2025:

	Total Number	Weighted Average	Cumulative Shares	Dollar Amount
	of Shares	Price Paid Per	Repurchased Under	Remaining Under
	Repurchased	Share	the Program	The Program

February 2011 Program
January 1 through January 31, 2025	-	$-	11,229,358	$255,317,749
February 1 through February 28, 2025	-	-	11,229,358	255,317,749
March 1 through March 31, 2025	50,000	595.15	11,279,358	$225,560,486

First Quarter Total	50,000	$595.15

April 1 through April 30, 2025	17,952	$568.94	11,297,310	$215,346,869
May 1 through May 31, 2025	57,048	573.76	11,354,358	182,614,724
June 1 through June 30, 2025	-	-	11,354,358	$182,614,724

Second Quarter Total	75,000	$572.61

Item 3.    Defaults Upon Senior Securities

None.

Item 4.    Mine Safety Disclosures

None.

Item 5.    Other Information

On July 29, 2025, Chemed entered into a Transition and Separation Agreement with Nicholas M. Westfall in connection with Mr. Westfall’s immediate departure as VITAS Healthcare’s Chairman and Chief Executive Officer, and departure as an Executive Vice President of Chemed on December 1, 2025.  The agreement provides that Mr. Westfall will continue to receive his salary through December 1st, and then will receive severance in the amount of $2,226,010, Chemed’s contribution of $350,920 to his non-qualified plans, continued benefits for up to one year, and certain other immaterial terms. Additionally, Mr. Westfall agreed to cancel his outstanding Preferred Share Units (PSUs) in consideration for a grant of $750,000 of Chemed shares on December 1st. Mr. Westfall will continue to provide services to Chemed through December 1st, and the agreement provides for certain restrictive covenants in effect for a year thereafter.

The above description is qualified in its entirety by the complete text of the agreement, attached hereto as Exhibit 10.1.

Item 6.    Exhibits

Exhibit No.	Description

10.1	Nicholas M. Westfall Transition and Separation Agreement

31.1	Certification by Kevin J. McNamara pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act of 1934.

31.2	Certification by Michael D. Witzeman pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act of 1934.

32.1	Certification by Kevin J. McNamara pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Michael D. Witzeman pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101

The following materials from Chemed Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 3, 2025 formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) The Condensed Consolidated Balance Sheet, (ii) The Condensed Consolidated Statement of Income, (iii) The Condensed Consolidated Statement of Cash Flows, (iv) The Condensed Statement of Equity, and (v) Notes to the Condensed Consolidated Financial Statements.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2025, formatted in iXBRL and contained in Exhibit 101.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Chemed Corporation
(Registrant)

Dated:	July 31, 2025	By:	/s/ Kevin J. McNamara
Kevin J. McNamara
(President and Chief Executive Officer)

Dated:	July 31, 2025	By:	/s/ Michael D. Witzeman
Michael D. Witzeman
(Executive Vice President, Controller and Chief Financial Officer)