Form 10-Q
period 2025-09-30
CHEMED CORP
filed 2025-10-31
CIK 19584

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒    Quarterly Report Under Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended September 30, 2025

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	☐	No	☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of Each Exchange on which Registered	Amount	Date

Capital Stock $1 Par Value	CHE	New York Stock Exchange	14,164,195 Shares	September 30, 2025

CHEMED CORPORATION AND

SUBSIDIARY COMPANIES

Index

Page No.
PART I. FINANCIAL INFORMATION:

Item 1. Financial Statements
Unaudited Consolidated Balance Sheets -
September 30, 2025 and December 31, 2024	3

Unaudited Consolidated Statements of Income -
Three months and nine months ended September 30, 2025 and 2024	4

Unaudited Consolidated Statements of Cash Flows -
Nine months ended September 30, 2025 and 2024	5

Unaudited Consolidated Statements of Changes in Stockholders’ Equity-
Three months and nine months ended September 30, 2025 and 2024	6

Notes to Unaudited Consolidated Financial Statements	8

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	26

Item 3. Quantitative and Qualitative Disclosures about Market Risk	43

Item 4. Controls and Procedures	43

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	43

Item 1A. Risk Factors	43

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	43

Item 3. Defaults Upon Senior Securities	44

Item 4. Mine Safety Disclosures	44

Item 5. Other Information	44

Item 6. Exhibits	46

EX – 31.1
EX – 31.2
EX – 32.1
EX – 32.2
EX – 101
EX – 104

SIGNATURES	47

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
CHEMED CORPORATION AND SUBSIDIARY COMPANIES
UNAUDITED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	September 30, 2025	December 31, 2024
ASSETS
Current assets
Cash and cash equivalents	$129,752	$178,350
Accounts receivable less allowances	215,570	171,163
Inventories	8,238	8,193
Prepaid income taxes	7,106	11,068
Prepaid expenses	34,577	25,974
Total current assets	395,243	394,748
Investments of deferred compensation plans held in trust	136,021	130,960
Properties and equipment, at cost, less accumulated depreciation of $392,384 (2024- $382,001)	203,939	200,837
Lease right of use asset	128,362	127,323
Identifiable intangible assets less accumulated amortization of $66,861 (2024 - $59,147)	84,930	92,206
Goodwill	666,987	666,744
Other assets	8,137	55,757
Total Assets	$1,623,619	$1,668,575

LIABILITIES
Current liabilities
Accounts payable	$48,095	$44,146
Accrued insurance	65,733	56,703
Income taxes	1,469	7,593
Accrued compensation	79,668	92,073
Short-term lease liability	42,013	42,306
Other current liabilities	55,063	42,874
Total current liabilities	292,041	285,695
Deferred income taxes	9,687	25,945
Deferred compensation liabilities	132,380	126,035
Long-term lease liability	99,461	98,538
Other liabilities	13,367	13,369
Total Liabilities	546,936	549,582
Commitments and contingencies (Note 10)
STOCKHOLDERS' EQUITY
Capital stock - authorized 80,000,000 shares $1 par; issued 37,592,974 shares (2024 - 37,422,348 shares)	37,593	37,422
Paid-in capital	1,581,067	1,484,176
Retained earnings	2,887,123	2,721,832
Treasury stock - 23,484,059 shares (2024 - 22,865,842 shares)	(3,431,475)	(3,126,660)
Deferred compensation payable in Company stock	2,375	2,223
Total Stockholders' Equity	1,076,683	1,118,993
Total Liabilities and Stockholders' Equity	$1,623,619	$1,668,575

See Accompanying Notes to Unaudited Consolidated Financial Statements.

CHEMED CORPORATION AND SUBSIDIARY COMPANIES
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Service revenues and sales	$624,900	$606,181	$1,890,641	$1,791,294
Cost of services provided and goods sold (excluding depreciation)	427,993	396,187	1,292,628	1,171,064
Selling, general and administrative expenses	105,775	101,981	311,685	320,109
Depreciation	13,664	13,147	40,798	39,601
Amortization	2,570	2,550	7,713	7,617
Other operating expense	148	159	225	288
Total costs and expenses	550,150	514,024	1,653,049	1,538,679
Income from operations	74,750	92,157	237,592	252,615
Interest expense	(457)	(427)	(1,229)	(1,281)
Other income - net	9,251	9,299	13,970	28,008
Income before income taxes	83,544	101,029	250,333	279,342
Income taxes	(19,307)	(25,253)	(61,846)	(67,662)
Net income	$64,237	$75,776	$188,487	$211,680

Earnings Per Share:
Net income	$4.46	$5.04	$12.97	$14.04
Average number of shares outstanding	14,394	15,025	14,535	15,082

Diluted Earnings Per Share:
Net income	$4.46	$5.00	$12.89	$13.88
Average number of shares outstanding	14,409	15,168	14,620	15,253

Cash Dividends Per Share	$0.60	$0.50	$1.60	$1.30

See Accompanying Notes to Unaudited Consolidated Financial Statements.

CHEMED CORPORATION AND SUBSIDIARY COMPANIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Nine Months Ended September 30,
	2025	2024
Cash Flows from Operating Activities
Net income	$188,487	$211,680
Adjustments to reconcile net income to net cash provided
by operating activities:
Depreciation and amortization	48,511	47,218
Stock option expense	24,374	23,933
Benefit for deferred income taxes	(16,259)	(2,245)
Noncash long-term incentive compensation	3,057	15,783
Litigation settlements	1,850	(5,750)
Noncash directors' compensation	1,123	1,282
Amortization of debt issuance costs	241	241
Changes in operating assets and liabilities:
Increase in accounts receivable	(44,403)	(14,336)
(Increase)/decrease in inventories	(45)	2,125
Increase in prepaid expenses	(8,603)	(1,173)
Increase/(decrease) in accounts payable and other current liabilities	10,102	(19,641)
Change in current income taxes	(2,162)	(4,545)
Net change in lease assets and liabilities	(576)	(400)
Decrease/(increase) in other assets	42,048	(21,101)
Increase in other liabilities	6,355	18,348
Other sources	639	1,165
Net cash provided by operating activities	254,739	252,584
Cash Flows from Investing Activities
Capital expenditures	(46,447)	(36,770)
Proceeds from sale of fixed assets	3,751	3,060
Business combinations, net of cash acquired	(225)	(97,400)
Other uses	(468)	(281)
Net cash used by investing activities	(43,389)	(131,391)
Cash Flows from Financing Activities
Purchases of treasury stock	(256,944)	(152,049)
Proceeds from exercise of stock options	27,152	49,906
Dividends paid	(23,196)	(19,594)
Capital stock surrendered to pay taxes on stock-based compensation	(8,484)	(8,827)
Change in cash overdrafts payable	610	(15,749)
Other sources/(uses)	914	(387)
Net cash used by financing activities	(259,948)	(146,700)
Decrease in Cash and Cash Equivalents	(48,598)	(25,507)
Cash and cash equivalents at beginning of period	178,350	263,958
Cash and cash equivalents at end of period	$129,752	$238,451

See Accompanying Notes to Unaudited Consolidated Financial Statements.

CHEMED CORPORATION AND SUBSIDIARY COMPANIES
UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(in thousands, except per share data)

For the three months ended September 30, 2025 and 2024:					Deferred
					Compensation
				Treasury	Payable in
	Capital	Paid-in	Retained	Stock-	Company
	Stock	Capital	Earnings	at Cost	Stock	Total
Balance at June 30, 2025	$37,593	$1,576,165	$2,831,540	$(3,249,115)	$2,302	$1,198,485
Net income	-	-	64,237	-	-	64,237
Dividends paid ($0.60 per share)	-	-	(8,654)	-	-	(8,654)
Stock awards and exercise of stock options	-	5,101	-	-	-	5,101
Purchases of treasury stock	-	-	-	(180,776)	-	(180,776)
Excise tax on share repurchase	-	-	-	(1,544)	-	(1,544)
Other	-	(199)	-	(40)	73	(166)
Balance at September 30, 2025	$37,593	$1,581,067	$2,887,123	$(3,431,475)	$2,375	$1,076,683
					Deferred
					Compensation
				Treasury	Payable in
	Capital	Paid-in	Retained	Stock-	Company
	Stock	Capital	Earnings	at Cost	Stock	Total
Balance at June 30, 2024	$37,313	$1,416,166	$2,570,722	$(2,819,053)	$2,149	$1,207,297
Net income	-	-	75,776	-	-	75,776
Dividends paid ($0.50 per share)	-	-	(7,487)	-	-	(7,487)
Stock awards and exercise of stock options	82	46,008	-	(28,523)	-	17,567
Purchases of treasury stock	-	-	-	(57,820)	-	(57,820)
Other	-	395	-	(34)	61	422
Balance at September 30, 2024	$37,395	$1,462,569	$2,639,011	$(2,905,430)	$2,210	$1,235,755

See Accompanying Notes to Unaudited Consolidated Financial Statements.

CHEMED CORPORATION AND SUBSIDIARY COMPANIES
UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(in thousands, except per share data)
For the nine months ended September 30, 2025 and 2024:					Deferred
					Compensation
				Treasury	Payable in
	Capital	Paid-in	Retained	Stock-	Company
	Stock	Capital	Earnings	at Cost	Stock	Total
Balance at December 31, 2024	$37,422	$1,484,176	$2,721,832	$(3,126,660)	$2,223	$1,118,993
Net income	-	-	188,487	-	-	188,487
Dividends paid ($1.60 per share)	-	-	(23,196)	-	-	(23,196)
Stock awards and exercise of stock options	171	95,976	-	(49,675)	-	46,472
Purchases of treasury stock	-	-	-	(253,477)	-	(253,477)
Excise tax on share repurchase	-	-	-	(1,544)	-	(1,544)
Other	-	915	-	(119)	152	948
Balance at September 30, 2025	$37,593	$1,581,067	$2,887,123	$(3,431,475)	$2,375	$1,076,683
					Deferred
					Compensation
				Treasury	Payable in
	Capital	Paid-in	Retained	Stock-	Company
	Stock	Capital	Earnings	at Cost	Stock	Total
Balance at December 31, 2023	$37,184	$1,341,273	$2,446,925	$(2,719,588)	$2,082	$1,107,876
Net income	-	-	211,680	-	-	211,680
Dividends paid ($1.30 per share)	-	-	(19,594)	-	-	(19,594)
Stock awards and exercise of stock options	211	121,675	-	(39,809)	-	82,077
Purchases of treasury stock	-	-	-	(145,933)	-	(145,933)
Other	-	(379)	-	(100)	128	(351)
Balance at September 30, 2024	$37,395	$1,462,569	$2,639,011	$(2,905,430)	$2,210	$1,235,755

See Accompanying Notes to Unaudited Consolidated Financial Statements.

CHEMED CORPORATION AND SUBSIDIARY COMPANIES

Notes to Unaudited Consolidated Financial Statements

1.    Basis of Presentation

As used herein, the terms “We,” “Company” and “Chemed” refer to Chemed Corporation or Chemed Corporation and its consolidated subsidiaries.

We have prepared the accompanying unaudited consolidated financial statements of Chemed in accordance with Rule 10-01 of SEC Regulation S-X. Consequently, we have omitted certain disclosures required under generally accepted accounting principles in the United States (“GAAP”) for complete financial statements. The December 31, 2024 balance sheet data were derived from audited financial statements but do not include all disclosures required by GAAP. However, in our opinion, the financial statements presented herein contain all adjustments, consisting only of normal recurring adjustments, necessary to state fairly our financial position, results of operations and cash flows. The results of operations for the three and nine months ended September 30, 2025 are not necessarily indicative of the results that may be expected for the year ending December 31, 2025 or any other future period, and we make no representations related thereto. These financial statements are prepared on the same basis as and should be read in conjunction with the audited Consolidated Financial Statements and related Notes included in our Annual Report on Form 10-K for the year ended December 31, 2024.

CLOUD COMPUTING

As of September 30, 2025, Roto-Rooter and VITAS have no significant capitalized implementation costs related to cloud computing.

INCOME TAXES

Our effective income tax rate was 23.1% in the third quarter of 2025 compared to 25.0% during the third quarter of 2024. Excess tax benefit on stock options exercised were immaterial for the quarters ended September 30, 2025 and 2024.

Our effective income tax rate was 24.7% in the first nine months of 2025 compared to 24.2% during the first nine months of 2024. Excess tax benefit on stock options exercised reduced our income tax expenses by $513,000 and $4.3 million for the first nine months ended September 30, 2025 and 2024, respectively.

NON-CASH TRANSACTIONS

Included in the accompanying Consolidated Balance Sheets are $2.6 million and $1.1 million of capitalized property and equipment which were not paid for as of September 30, 2025 and December 31, 2024, respectively. Accrued property and equipment purchases have been excluded from capital expenditures in the accompanying Consolidated Statements of Cash Flow. There are no material non-cash amounts included in interest expense for any period presented.

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

Care is provided to patients regardless of their ability to pay. Patients who meet our criteria for charity care are provided care without charge. There is no revenue or associated accounts receivable in the accompanying Consolidated Financial Statements related to charity care. The cost of providing charity care for the quarters ended September 30, 2025 and 2024 was $2.3 million and $2.4 million, respectively. The cost of providing charity care during the first nine months ended September 30, 2025 and 2024 was $6.7 million and $6.8 million, respectively. The cost of charity care is included in cost of services provided and goods sold and is calculated by taking the ratio of charity care days to total days of care and multiplying by the total cost of care.

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

We are subject to certain limitations on Medicare payments for services which are considered variable consideration, as follows:

Inpatient Cap. If the number of inpatient care days any hospice program provides to Medicare beneficiaries exceeds 20% of the total days of hospice care such program provided to all Medicare patients for an annual period beginning September 28, the days in excess of the 20% figure may be reimbursed only at the routine homecare rate. None of VITAS’ hospice programs exceeded the payment limits on inpatient services during the three months ended September 30, 2025 and 2024.

Medicare Cap. We are also subject to a Medicare annual per-beneficiary cap (“Medicare cap”). Compliance with the Medicare cap is measured in one of two ways based on a provider election. The “streamlined” method compares total Medicare payments received under a Medicare provider number with respect to services provided to all Medicare hospice care beneficiaries in the program or programs covered by that Medicare provider number with the product of the per-beneficiary cap amount and the number of Medicare beneficiaries electing hospice care for the first time from that hospice program or programs from September 28 through September 27 of the following year. At September 30, 2025, all our programs except three are using the “streamlined” method.

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

The composition of patient care service revenue by payor and level of care for the quarter ended September 30, 2025 is as follows (in thousands):

	Medicare	Medicaid	Commercial	Total
Routine home care	$341,571	$11,604	$9,230	$362,405
Inpatient care	28,374	2,318	2,407	33,099
Continuous care	18,379	603	964	19,946
	$388,324	$14,525	$12,601	$415,450

All other revenue - self-pay, respite care, etc.				5,807
Subtotal				$421,257
Medicare cap adjustment				(6,086)
Implicit price concessions				(3,571)
Room and board, net				(3,859)
Net revenue				$407,741

The composition of patient care service revenue by payor and level of care for the quarter ended September 30, 2024 is as follows (in thousands):

	Medicare	Medicaid	Commercial	Total
Routine home care	$319,151	$12,013	$7,180	$338,344
Inpatient care	25,647	2,111	2,165	29,923
Continuous care	23,657	942	1,200	25,799
	$368,455	$15,066	$10,545	$394,066

All other revenue - self-pay, respite care, etc.				5,082
Subtotal				$399,148
Medicare cap adjustment				(2,239)
Implicit price concessions				(2,167)
Room and board, net				(3,336)
Net revenue				$391,406

The composition of patient care service revenue by payor and level of care for the nine months ended September 30, 2025 is as follows (in thousands):

	Medicare	Medicaid	Commercial	Total
Routine home care	$1,012,360	$33,915	$25,739	$1,072,014
Inpatient care	86,716	6,482	6,947	100,145
Continuous care	63,158	1,982	3,082	68,222
	$1,162,234	$42,379	$35,768	$1,240,381

All other revenue - self-pay, respite care, etc.				16,898
Subtotal				$1,257,279
Medicare cap adjustment				(24,786)
Implicit price concessions				(9,875)
Room and board, net				(11,277)
Net revenue				$1,211,341

The composition of patient care service revenue by payor and level of care for the nine months ended September 30, 2024 is as follows (in thousands):

	Medicare	Medicaid	Commercial	Total
Routine home care	$911,197	$36,691	$20,093	$967,981
Inpatient care	76,905	6,740	5,652	89,297
Continuous care	68,649	2,588	3,058	74,295
	$1,056,751	$46,019	$28,803	$1,131,573

All other revenue - self-pay, respite care, etc.				13,900
Subtotal				$1,145,473
Medicare cap adjustment				(5,989)
Implicit price concessions				(10,077)
Room and board, net				(9,437)
Net revenue				$1,119,970

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

The composition of disaggregated revenue for the third quarter is as follows (in thousands):

	September 30,
	2025	2024
Drain cleaning	$55,454	$56,049
Plumbing	45,753	43,471
Excavation	57,102	53,935
Other	220	218
Subtotal - short term core	158,529	153,673
Water restoration	45,196	42,412
Independent contractors	16,871	17,698
Franchisee fees	1,433	1,454
Other	4,449	5,408
Gross revenue	226,478	220,645
Implicit price concessions and credit memos	(9,319)	(5,870)
Net revenue	$217,159	$214,775

The composition of disaggregated revenue for the first nine months is as follows (in thousands):

	September 30,
	2025	2024
Drain cleaning	$170,553	$175,535
Plumbing	137,097	137,614
Excavation	177,833	168,266
Other	595	665
Subtotal - short term core	486,078	482,080
Water restoration	149,183	131,867
Independent contractors	52,682	55,569
Franchisee fees	4,262	4,344
Other	14,127	17,287
Gross revenue	706,332	691,147
Implicit price concessions and credit memos	(27,032)	(19,823)
Net revenue	$679,300	$671,324

3.    Segments

Our segments include the VITAS segment and the Roto-Rooter segment, which comprise the structure used by our President and Chief Executive Officer, who has been determined to be our Chief Operating Decision Maker (“CODM”) to make key operating decisions and assess performance. Relative contributions of each segment to service revenues and sales for the third quarter of 2025 and 2024 were 65% and 35%. Relative contributions of each segment to service revenues and sales for the first nine months of 2025 were 64% and 36% compared to the first nine months of 2024 were 63% and 37%. The vast majority of our service revenues and sales from continuing operations are generated from business within the United States. Service revenues and sales by business segment are shown in Note 2.

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

Segment data for the three months ending September 30, 2025 are as follows (in thousands):

			Reportable		Chemed
	VITAS	Roto-Rooter	Segments	Corporate	Consolidated
Service revenues and sales	$407,741	$217,159	$624,900	$-	$624,900

Cost of services provided and goods sold
(excluding depreciation)
Wages	239,357	72,992	312,349	-	312,349
Patient care expense	43,269	-	43,269	-	43,269
Other expenses	38,239	34,136	72,375	-	72,375
Total cost of services provided and goods sold	320,865	107,128	427,993	-	427,993

Selling, general and administrative expense
Wages	16,904	21,122	38,026	6,440	44,466
Advertising	-	19,542	19,542	-	19,542
Stock compensation	-	-	-	5,851	5,851
Other expenses	8,332	20,008	28,340	7,576	35,916
Total selling, general and administrative expense	25,236	60,672	85,908	19,867	105,775

Depreciation	5,354	8,298	13,652	12	13,664
Amortization	26	2,544	2,570	-	2,570
Other operating expense/(income)	186	(38)	148	-	148
Total costs and expenses	351,667	178,604	530,271	19,879	550,150
Income/(loss) from operations	56,074	38,555	94,629	(19,879)	74,750

Interest expense	(56)	(132)	(188)	(269)	(457)
Intercompany interest income/(expense)	5,685	4,030	9,715	(9,715)	-
Other income - net	61	25	86	9,165	9,251
Income/(expense) before income taxes	61,764	42,478	104,242	(20,698)	83,544
Income taxes	(14,993)	(10,407)	(25,400)	6,093	(19,307)
Net income/(loss)	$46,771	$32,071	$78,842	$(14,605)	$64,237

Additions to long-lived assets	$10,850	$6,639	$17,489	$10	$17,499

Segment data for the three months September 30, 2024 are as follows (in thousands):

			Reportable		Chemed
	VITAS	Roto-Rooter	Segments	Corporate	Consolidated
Service revenues and sales	$391,406	$214,775	$606,181	$-	$606,181

Cost of services provided and goods sold
(excluding depreciation)
Wages	222,868	70,078	292,946	-	292,946
Patient care expense	37,188	-	37,188	-	37,188
Other expenses	34,880	31,173	66,053	-	66,053
Total cost of services provided and good sold	294,936	101,251	396,187	-	396,187

Selling, general and administrative expense
Wages	17,658	18,979	36,637	3,643	40,280
Advertising	-	18,420	18,420	-	18,420
Stock compensation	-	-	-	9,121	9,121
Other expenses	8,225	19,673	27,898	6,262	34,160
Total selling, general and administrative expense	25,883	57,072	82,955	19,026	101,981

Depreciation	5,063	8,071	13,134	13	13,147
Amortization	26	2,524	2,550	-	2,550
Other operating expense/(income)	97	62	159	-	159
Total costs and expenses	326,005	168,980	494,985	19,039	514,024
Income/(loss) from operations	65,401	45,795	111,196	(19,039)	92,157

Interest expense	(46)	(114)	(160)	(267)	(427)
Intercompany interest income/(expense)	4,920	3,656	8,576	(8,576)	-
Other income - net	62	18	80	9,219	9,299
Income/(expense) before income taxes	70,337	49,355	119,692	(18,663)	101,029
Income taxes	(16,851)	(11,400)	(28,251)	2,998	(25,253)
Net income/(loss)	$53,486	$37,955	$91,441	$(15,665)	$75,776

Additions to long-lived assets	$7,768	$10,778	$18,546	$100	$18,646

Segment data for the nine months September 30, 2025 are as follows (in thousands):

			Reportable		Chemed
	VITAS	Roto-Rooter	Segments	Corporate	Consolidated
Service revenues and sales	$1,211,341	$679,300	$1,890,641	$-	$1,890,641

Cost of services provided and goods sold
(excluding depreciation)
Wages	716,335	226,168	942,503	-	942,503
Patient care expense	124,656	-	124,656	-	124,656
Other expenses	113,325	112,144	225,469	-	225,469
Total cost of services provided and goods sold	954,316	338,312	1,292,628	-	1,292,628

Selling, general and administrative expense
Wages	51,188	63,326	114,514	13,919	128,433
Advertising	-	56,654	56,654	-	56,654
Stock compensation	-	-	-	27,668	27,668
Other expenses	25,673	63,876	89,549	9,381	98,930
Total selling, general and administrative expense	76,861	183,856	260,717	50,968	311,685

Depreciation	15,863	24,899	40,762	36	40,798
Amortization	78	7,635	7,713	-	7,713
Other operating expense/(income)	305	(80)	225	-	225
Total costs and expenses	1,047,423	554,622	1,602,045	51,004	1,653,049
Income/(loss) from operations	163,918	124,678	288,596	(51,004)	237,592

Interest expense	(150)	(394)	(544)	(685)	(1,229)
Intercompany interest income/(expense)	16,436	11,930	28,366	(28,366)	-
Other income - net	170	58	228	13,742	13,970
Income/(expense) before income taxes	180,374	136,272	316,646	(66,313)	250,333
Income taxes	(45,353)	(32,344)	(77,697)	15,851	(61,846)
Net income/(loss)	$135,021	$103,928	$238,949	$(50,462)	$188,487

Additions to long-lived assets	$22,234	$24,825	$47,059	$15	$47,074

Segment data for the nine months September 30, 2024 are as follows (in thousands):

			Reportable		Chemed
	VITAS	Roto-Rooter	Segments	Corporate	Consolidated
Service revenues and sales	$1,119,970	$671,324	$1,791,294	$-	$1,791,294

Cost of services provided and goods sold
(excluding depreciation)
Wages	639,103	221,669	860,772	-	860,772
Patient care expense	108,887	-	108,887	-	108,887
Other expenses	104,357	97,048	201,405	-	201,405
Total cost of services provided and goods sold	852,347	318,717	1,171,064	-	1,171,064

Selling, general and administrative expense
Wages	51,556	60,056	111,612	11,950	123,562
Advertising	-	55,271	55,271	-	55,271
Stock compensation	-	-	-	39,730	39,730
Other expenses	22,412	60,356	82,768	18,778	101,546
Total selling, general and administrative expense	73,968	175,683	249,651	70,458	320,109

Depreciation	15,288	24,275	39,563	38	39,601
Amortization	79	7,538	7,617	-	7,617
Other operating expense	160	128	288	-	288
Total costs and expenses	941,842	526,341	1,468,183	70,496	1,538,679
Income/(loss) from operations	178,128	144,983	323,111	(70,496)	252,615

Interest expense	(138)	(349)	(487)	(794)	(1,281)
Intercompany interest income/(expense)	15,096	10,638	25,734	(25,734)	-
Other income - net	138	64	202	27,806	28,008
Income/(expense) before income taxes	193,224	155,336	348,560	(69,218)	279,342
Income taxes	(46,517)	(36,010)	(82,527)	14,865	(67,662)
Net income/(loss)	$146,707	$119,326	$266,033	$(54,353)	$211,680

Additions to long-lived assets	$104,337	$29,800	$134,137	$271	$134,408

Identifiable assets by segment are as follows (in thousands):

	September 30,	December 31,
	2025	2024

VITAS	$822,484	$839,568
Roto-Rooter	535,182	529,076
Reportable segments	1,357,666	1,368,644
Corporate	265,953	299,931
Chemed consolidated	$1,623,619	$1,668,575

4.    Earnings per Share

Earnings per share (“EPS”) are computed using the weighted average number of shares of capital stock outstanding. Earnings and diluted earnings per share are computed as follows (in thousands, except per share data):

		Net Income
For the Three Months Ended September 30,		Income	Shares	Earnings per Share
2025
	Earnings	$64,237	14,394	$4.46
	Dilutive stock options	-	2
	Nonvested stock awards	-	13
	Diluted earnings	$64,237	14,409	$4.46

2024
	Earnings	$75,776	15,025	$5.04
	Dilutive stock options	-	99
	Nonvested stock awards	-	44
	Diluted earnings	$75,776	15,168	$5.00

		Net Income
For the Nine Months Ended September 30,		Income	Shares	Earnings per Share
2025
	Earnings	$188,487	14,535	$12.97
	Dilutive stock options	-	55
	Nonvested stock awards	-	30
	Diluted earnings	$188,487	14,620	$12.89

2024
	Earnings	$211,680	15,082	$14.04
	Dilutive stock options	-	122
	Nonvested stock awards	-	49
	Diluted earnings	$211,680	15,253	$13.88

For the three and nine months ended September 30, 2025, there were 892,000 and 592,000, respectively, stock options excluded from the computation of dilutive earnings per share because they would have been anti-dilutive.

For the three and nine months ended September 30, 2024, there were 307,000 and 302,000, respectively, stock options excluded from the computation of dilutive earnings per share because they would have been anti-dilutive.

5.    Long-Term Debt and Lines of Credit

On June 28, 2022, we replaced our existing credit facility with a fifth amended and restated Credit Agreement (“2022 Credit Facilities”). Terms of the 2022 Credit Facilities consist of a five-year $450.0 million revolver as well as a five-year $100.0 million term loan. The 2022 Credit Facilities have a floating interest rate that is generally the secured overnight financing rate (“SOFR”) plus an additional tiered rate which varies based on our current leverage ratio. As of September 30, 2025, the interest rate is SOFR plus 100 basis points. The 2022 Credit Facilities include an expansion feature that provides the Company the opportunity to increase its revolver and/or term loan by an additional $250.0 million.

The term loan was repaid in 2023. This prepayment reduced the total borrowing capacity of the 2022 Credit Facilities from $550.0 million to $450.0 million. There were no prepayment penalties associated with this repayment. There are no significant deferred debt issuance costs capitalized related to the term loan.

The 2022 Credit Facilities contain the following quarterly financial covenants effective as of September 30, 2025:

Description	Requirement

Leverage Ratio (Consolidated Indebtedness/Consolidated Adj. EBITDA)	< 3.50 to 1.00

Interest Coverage Ratio (Consolidated Adj. EBITDA/Consolidated Interest Expense)	> 3.00 to 1.00

We are in compliance with all debt covenants as of September 30, 2025. We have issued $45.5 million in standby letters of credit as of September 30, 2025, mainly for insurance purposes. Issued letters of credit reduce our available credit under the 2022 Credit Facilities. As of September 30, 2025, we have approximately $404.5 million of unused lines of credit available and eligible to be drawn down under the revolving credit facility.

6.    Other Income – Net

Other income – net comprises the following (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Interest income	$2,555	$3,668	$7,186	$11,405
Market value adjustment on assets held in deferred compensation trust	6,703	5,629	6,791	16,600
Other	(7)	2	(7)	3
Total other income - net	$9,251	$9,299	$13,970	$28,008

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

We do not currently have any finance leases, therefore all lease information disclosed is related to operating leases.

The components of balance sheet information related to leases were as follows:

	September 30,	December 31,
	2025	2024
Assets
Operating lease assets	$128,362	$127,323

Liabilities
Current operating leases	42,013	42,306
Noncurrent operating leases	99,461	98,538
Total operating lease liabilities	$141,474	$140,844

The components of lease expense for the third quarter are as follows (in thousands):

	Three months ended September 30,
	2025	2024
Lease Expense (a)
Operating lease expense	$17,359	$16,548
Sublease income	(28)	(103)
Net lease expense	$17,331	$16,445

The components of lease expense for the first nine months are as follows (in thousands):

	Nine months ended September 30,
	2025	2024
Lease Expense (a)
Operating lease expense	$50,945	$47,821
Sublease income	(94)	(216)
Net lease expense	$50,851	$47,605

(a)Includes short-term leases and variable lease costs, which are immaterial. Included in both cost of services provided and goods sold and selling, general and administrative expenses.

The components of cash flow information related to leases were as follows:

	Nine months ended September 30,
	2025	2024
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from leases	$41,516	$38,564

Leased assets obtained in exchange for new operating lease liabilities	$37,752	$43,759

Weighted Average Remaining Lease Term at September 30, 2025
Operating leases	4.63	years

Weighted Average Discount Rate at September 30, 2025
Operating leases	4.07%

Maturity of Operating Lease Liabilities (in thousands)

2025	$13,679
2026	44,929
2027	31,315
2028	24,478
2029	18,716
Thereafter	23,436
Total lease payments	$156,553
Less: interest	(15,079)
Total liability recognized on the balance sheet	$141,474

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

Three months ended September 30,		Nine months ended September 30,
2025	2024	2025	2024
$10,413	$8,876	$21,503	$29,114

10.    Legal and Regulatory Matters

The VITAS segment of the Company’s business operates in a heavily-regulated industry. As a result, the Company is subjected to inquiries and investigations by various government agencies, which can result in penalties including repayment obligations, funding withholding, or debarment, as well as to lawsuits, including qui tam actions. The following describes the material lawsuits and investigations of which the Company is currently aware.

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

11.    Concentration of Risk

As of September 30, 2025, and December 31, 2024, approximately 66% and 64%, respectively, of VITAS’ total accounts receivable balance were from Medicare and 28% and 31% respectively, of VITAS’ total accounts receivable balance were due from various state Medicaid or managed Medicaid programs. Combined accounts receivable from Medicare, Medicaid, and managed Medicaid represent approximately 77% of the consolidated net accounts receivable in the accompanying consolidated balance sheets as of September 30, 2025.

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

12.    Cash Overdrafts and Cash Equivalents

There is $610,000 in cash overdrafts payable included in accounts payable at September 30, 2025. There were no cash overdrafts payable included in accounts payable at December 31, 2024.

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

13.    Other Assets

Other assets comprise the following (in thousands):

	September 30,	December 31,
	2025	2024

Deposit with OAS	$-	$46,968
Other	8,137	8,789
Total other assets	$8,137	$55,757

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

The following shows the carrying value, fair value, and the hierarchy for our financial instruments as of September 30, 2025 (in thousands):

		Fair Value Measure
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Investments of deferred compensation plans held in trust	$136,021	$136,021	$-	$-
Cash equivalents	150,106	150,106	-	-

The following shows the carrying value, fair value and the hierarchy for our financial instruments as of December 31, 2024 (in thousands):

		Fair Value Measure
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Investments of deferred compensation plans held in trust	$130,960	$130,960	$-	$-
Cash equivalents	188,379	188,379	-	-

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

15.    Capital Stock Repurchase Plan Transactions

We repurchased the following capital stock:

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024

Total cost of repurchased shares (in thousands)	$180,776	$57,820	$253,477	$145,933
Shares repurchased	407,500	100,000	532,500	250,000
Weighted average price per share	$443.62	$578.21	$476.02	$583.73

In November 2024, the Board of Directors authorized $300.0 million for additional stock repurchase under Chemed’s existing share repurchase program, and on August 1, 2025 the Board of Directors authorized an additional $300.0 million for additional stock repurchase. We currently have $301.8 million of authorization remaining under this share repurchase plan.

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
$85,000

The pro forma revenue and earnings for the Company for the three and nine months ended September 30, as if the Covenant acquisition made in 2024 was completed on January 1, 2024 are as follows (in thousands, except per share data):

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024

Service revenues and sales	$624,900	$606,181	$1,890,641	$1,808,426
Net income	$64,237	$75,776	$188,487	$215,905
Earnings per share	$4.46	$5.04	$12.97	$14.32
Diluted earnings per share	$4.46	$5.00	$12.89	$14.15

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

Shown below is movement in Goodwill (in thousands):

	VITAS	Roto-Rooter	Total
Balance at December 31, 2024	$404,866	$261,878	$666,744
Business combinations	-	185	185
Foreign currency adjustments	-	58	58
Balance at September 30, 2025	$404,866	$262,121	$666,987

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

In November 2024, the FASB issued Accounting Standards Update “ASU 2024-03 – Disaggregation of Income Statement Expenses”. The guidance provides enhanced disclosures about commonly presented expense categories such as cost of sales, selling, general and administrative expenses and research and development. The objective is to provide investors with a better understanding of the entity’s performance, assess potential future cash flows and comparability with other entities. The guidance is effective for fiscal periods beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. The Company is currently analyzing the impact of the ASU on the current footnote disclosures.

In September 2025, the FASB issued Accounting Standards Update “ASU 2025-06 – Intangibles – Goodwill and Other – Internal – Use Software”. The guidance seeks to modernize the accounting guidance for the costs to develop software for internal use. The guidance amends the existing standard to better align with current software development methods. Entities will start capitalizing eligible costs when management has authorized and committed to funding software projects and when it is probable that the projects will be completed and used as intended. The guidance is effective for annual periods beginning after December 15, 2027, and interim periods within those annual reporting periods. The Company is currently analyzing the impact of the ASU on the consolidated financial statements.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Summary

We operate through our two wholly-owned subsidiaries, VITAS Healthcare Corporation and Roto-Rooter Group, Inc. VITAS focuses on hospice care that helps make terminally ill patients’ final days as comfortable as possible. Through its teams of doctors, nurses, home health aides, social workers, clergy and volunteers, VITAS provides direct medical services to patients, as well as spiritual and emotional counseling to both patients and their families. Roto-Rooter’s services are focused on providing plumbing, drain cleaning, excavation, water restoration, and other related services to both residential and commercial customers. Through its network of company-owned branches, independent contractors and franchisees, Roto-Rooter offers plumbing and drain cleaning service to over 90% of the U.S. population.

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

The following is a summary of the key operating results (in thousands except per share amounts):

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Service revenues and sales	$624,900	$606,181	$1,890,641	$1,791,294
Net income	$64,237	$75,776	$188,487	$211,680
Diluted EPS	$4.46	$5.00	$12.89	$13.88
Adjusted net income	$75,906	$85,485	$221,701	$248,735
Adjusted diluted EPS	$5.27	$5.64	$15.16	$16.31
Adjusted EBITDA	$109,045	$122,994	$326,070	$357,505
Adjusted EBITDA as a % of revenue	17.4%	20.3%	17.2%	20.0%

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

For the three months ended September 30, 2025, the increase in consolidated service revenues and sales was driven by a 4.2% increase at VITAS and by a 1.1% increase at Roto-Rooter. The increase in service revenues at VITAS is comprised primarily of 2.5% increase in days-of-care and a geographically weighted average Medicare reimbursement rate increase of approximately 4.1%. Acuity mix shift negatively impacted revenue growth by 121-basis points in the quarter when compared to the prior year revenue and level-of-care mix. The combination of Medicare cap and other contra revenue changes decreased revenue growth by 124-basis points. The increase in service revenues at Roto-Rooter was driven by an increase in plumbing, excavation and water restoration offset by a decrease in drain cleaning.

For the nine months ended September 30, 2025, the increase in consolidated service revenues and sales was driven by an 8.2% increase at VITAS and by a 1.2% increase at Roto-Rooter. The increase in service revenues at VITAS is comprised primarily of 6.6% increase in days-of-care and a geographically weighted average Medicare reimbursement rate increase of approximately 3.8%. Acuity mix shift negatively impacted revenue growth by 100-basis points for the year when compared to the prior year revenue and level-of-care mix. The combination of Medicare cap and other contra revenue changes decreased revenue growth by 120-basis points. The increase in service revenues at Roto-Rooter was driven by an increase in excavation and water restoration offset by a decrease in plumbing and drain cleaning.

On April 17, 2024, VITAS completed the purchase of all hospice operations and an assisted living facility from Covenant Health and Community Services, Inc d/b/a/ Covenant Care (“Covenant”) for an aggregated purchase price of $85.0 million in cash.

The pro forma revenue and earnings for the Company for the three and nine months ended September 30, 2025 as if the Covenant acquisition made in 2024 was completed on January 1, 2024 are as follows (in thousands, except per share data):

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024

Service revenues and sales	$624,900	$606,181	$1,890,641	$1,808,426
Net income	$64,237	$75,776	$188,487	$215,905
Earnings per share	$4.46	$5.04	$12.97	$14.32
Diluted earnings per share	$4.46	$5.00	$12.89	$14.15

Financial Condition

Liquidity and Capital Resources

Material changes in the balance sheet accounts from December 31, 2024 to September 30, 2025 include the following:

•A $44.4 million increase in accounts receivable due to the timing of payments. Other significant changes in our accounts receivable balances are typically driven by the timing of payments received from the Federal government at our VITAS subsidiary. We typically receive a payment in excess of $60.0 million from the Federal government for hospice services every other Friday. The timing of a period end will have a significant impact on the accounts receivable at VITAS. These changes generally normalize over a two-year period, as cash flow variations in one year are offset in the following year.

•A $47.6 million decrease in other assets primarily related to the refund of the OAS deposit.

•A $12.4 million decline in accrued compensation due primarily to the payment of 2024 bonuses in the first quarter of 2025, as well as lower bonus expense in 2025.

•A $12.2 million increase in other current liabilities due primarily to the increase in Medicare Cap liability.

•A $16.3 million decrease in deferred income taxes due primarily to the refund of the OAS deposit.

Net cash provided by operating activities increased $2.2 million from September 30, 2024 to September 30, 2025. See the Unaudited Consolidated Statements of Cash Flow on page 5 for the detail components making up the change.

Management continually evaluates cash utilization alternatives, including share repurchase, debt repurchase, acquisitions and increased dividends to determine the most beneficial use of available capital resources.

We anticipate that our operating income and cash flows will be sufficient to operate our business and meet any commitments for the foreseeable future.

Commitments and Contingencies

On June 28, 2022, we replaced our existing credit facility with a fifth amended and restated Credit Agreement (“2022 Credit Facilities”). Terms of the 2022 Credit Facilities consist of a five-year $450.0 million revolver as well as a five-year $100.0 million term loan. The 2022 Credit Facilities have a floating interest rate that is generally SOFR plus an additional tiered rate which varies based on our current leverage ratio. As of September 30, 2025, the interest rate is SOFR plus 100 basis points. The 2022 Credit Facilities include an expansion feature that provides the Company the opportunity to increase its revolver and/or term loan by an additional $250.0 million.

We have issued $45.5 million in standby letters of credit as of September 30, 2025, mainly for insurance purposes. Issued letters of credit reduce our available credit under the 2022 Credit Facilities. As of September 30, 2025, we have approximately $404.5 million of unused lines of credit available and are eligible to be drawn down under our revolving credit facility. Management believes its liquidity and sources of capital are satisfactory for the Company’s needs in the foreseeable future.

Collectively, the terms of the 2022 Credit Facilities require us to meet various financial covenants, to be tested quarterly. We are in compliance with all financial and other debt covenants as of September 30, 2025 and anticipate remaining in compliance throughout the foreseeable future.

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

Results of Operations

Three months ended September 30, 2025 versus 2024 - Consolidated Results

Our service revenues and sales for the third quarter of 2025 increased 3.1% versus services and sales revenues for the third quarter of 2024. Of this increase, a $16.3 million increase was attributable to VITAS, and a $2.4 million increase at Roto-Rooter. The following chart shows the components of revenue by operating segment (in thousands):

	Three months ended September 30,		Increase/(Decrease)
	2025	2024	Percent
VITAS
Routine homecare	$362,405	$338,344	7.1
General inpatient	33,099	29,923	10.6
Continuous care	19,946	25,799	(22.7)
Other	5,807	5,082	14.3
Subtotal	421,257	399,148	5.5
Medicare cap adjustment	(6,086)	(2,239)	(171.8)
Room and board - net	(3,859)	(3,336)	(15.7)
Implicit price concessions	(3,571)	(2,167)	(64.8)
Net revenue	$407,741	$391,406	4.2

Roto-Rooter
Drain cleaning	$55,454	$56,049	(1.1)
Plumbing	45,753	43,471	5.2
Excavation	57,102	53,935	5.9
Other	220	218	0.9
Subtotal - short term core	158,529	153,673	3.2
Water restoration	45,196	42,412	6.6
Independent contractors	16,871	17,698	(4.7)
Outside franchisee fees	1,433	1,454	(1.4)
Other	4,449	5,408	(17.7)
Gross revenue	226,478	220,645	2.6
Implicit price concessions	(9,319)	(5,870)	(58.8)
Net revenue	217,159	214,775	1.1
Total Revenues	$624,900	$606,181	3.1

Days of care at VITAS during the quarters were as follows:

	Three months ended September 30,		Increase/(Decrease)
	2025	2024	Percent

Routine homecare	1,685,859	1,622,680	3.9
Nursing home	309,192	320,664	(3.6)
Respite	12,184	9,952	22.4
Subtotal routine homecare and respite	2,007,235	1,953,296	2.8
General inpatient	28,530	26,524	7.6
Continuous care	18,309	24,365	(24.9)
Total days of care	2,054,074	2,004,185	2.5

The increase in service revenues at VITAS is comprised primarily of 2.5% increase in days-of-care and a geographically weighted average Medicare reimbursement rate increase of approximately 4.1%. Acuity mix shift negatively impacted revenue growth by 121-basis points in the quarter when compared to the prior year revenue and level-of-care mix. The combination of Medicare cap and other contra revenue changes decreased revenue growth by 124-basis points.

The increase in plumbing revenues for the third quarter of 2025 versus 2024 is attributable to a 0.2% increase in price and service mix shift and a 5% increase in job count. The decrease in drain cleaning revenues for the third quarter of 2025 versus 2024 is attributable to a 3.5% increase in price and service mix offset by a 4.6% decrease in job count. Excavation and water restoration jobs are generally sold as a result of initial calls from customers regarding drain cleaning issues. As a result, excavation revenues increased 5.9% and water restoration revenues increased 6.6%. Contractors operations decreased 4.7%.

The consolidated gross margin was 31.5% in the third quarter of 2025 as compared with 34.6% in the third quarter of 2024. On a segment basis, VITAS’ gross margin was 21.3% in the third quarter of 2025 as compared with 24.6% in the third quarter of 2024. The decline is related to an increase in Medicare Cap liability of $3.8 million in the third quarter of 2025 compared to the third quarter of 2024 and an increase in variable patient care expenses and wages. The Roto-Rooter segment’s gross margin was 50.7% for the third quarter of 2025 as compared with 52.9% in the third quarter of 2024. The decline is primarily due to an increase in variable expenses.

Selling, general and administrative expenses (“SG&A”) comprise (in thousands):

	Three months ended September 30,
	2025	2024
SG&A expenses before long-term incentive compensation and the impact of market value adjustments related to deferred compensation trusts	$99,288	$93,269
Impact of market value adjustments related to assets held in deferred compensation trusts	6,703	5,629
Long-term incentive compensation	(216)	3,083
Total SG&A expenses	$105,775	$101,981

SG&A expenses before long-term incentive compensation and the impact of market value adjustments related to deferred compensation trusts for the third quarter of 2025 were up 6.5% when compared to the third quarter of 2024. $2.7 million of this increase was the result of a severance accrual related to one VITAS executive as well as a $2.3 million increase in legal expense mainly at VITAS in the third quarter of 2025 compared to the third quarter of 2024. The remaining increase is primarily related to variable selling expenses, mainly internet marketing costs at Roto-Rooter.

Other income – net comprise (in thousands):

	Three months ended September 30,
	2025	2024
Market value adjustment on assets held in deferred compensation trusts	$6,703	$5,629
Interest income	2,555	3,668
Other	(7)	2
Total other income - net	$9,251	$9,299

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

Our effective tax rate reconciliation is as follows (in thousands):

	Three months ended September 30,
	2025	2024

Income tax provision calculated at the statutory federal rate	$17,544	$21,216
State and local income taxes	3,120	2,857
Stock compensation tax benefits	-	(389)
Other--net	(1,357)	1,569
Income tax provision	$19,307	$25,253
Effective tax rate	23.1%	25.0%

Net income for both periods included the following after-tax items/adjustments that (reduced) or increased after-tax earnings (in thousands):

	Three months ended September 30,
	2025	2024
VITAS
Legal settlements	$(2,152)	$-
Acquisition expense	-	(298)
Roto-Rooter
Amortization of reacquired franchise agreements	(1,806)	(1,804)
Acquisition expense	-	6
Corporate
Stock option expense	(5,259)	(5,240)
Long-term incentive compensation	213	(2,762)
Excess tax benefits on stock compensation	-	389
Other	(2,665)	-
Total	$(11,669)	$(9,709)

Three months ended September 30, 2025 versus 2024 - Segment Results

Net income/(loss) for the third quarter of 2025 versus the third quarter of 2024 by segment (in thousands):

	Three months ended September 30,
	2025	2024
VITAS	$46,771	$53,486
Roto-Rooter	32,071	37,955
Corporate	(14,605)	(15,665)
	$64,237	$75,776

After-tax earnings as a percent of revenue at VITAS in the third quarter of 2025 was 11.5% as compared to 13.7% in the third quarter of 2024. VITAS’ after-tax earnings decreased due to an increase in Medicare Cap liability of $3.8 million in the third quarter of 2025 compared to the third quarter of 2024, as well as an increase of $2.1 million related to legal expense recorded in the third quarter of 2025 compared to the third quarter of 2024.

Roto-Rooter’s net income was negatively impacted in the third quarter of 2025 compared to the third quarter of 2024 due to an increase in variable expenses. Roto-Rooter’s after-tax earnings as a percent of revenue in the third quarter of 2025 was 14.8%, as compared to 17.7% in the third quarter of 2024.

After-tax Corporate expenses for the third quarter of 2025 decreased 6.8% when compared to the third quarter in 2024 due primarily to a $2.5 million decrease in stock-based compensation offset by $2.7 million in severance expense recorded for one VITAS executive and approximately $1.3 million decrease in other expenses.

Results of Operations

Nine months ended September 30, 2025 versus 2024 - Consolidated Results

Our service revenues and sales for the first nine months of 2025 increased 5.5% versus services and sales revenues for the first nine months of 2024. Of this increase, a $91.4 million increase was attributable to VITAS, and a $8.0 million increase at Roto-Rooter. The following chart shows the components of revenue by operating segment (in thousands):

	Nine months ended September 30,		Increase/(Decrease)
	2025	2024	Percent
VITAS
Routine homecare	$1,072,014	$967,981	10.7
General inpatient	100,145	89,297	12.1
Continuous care	68,222	74,295	(8.2)
Other	16,898	13,900	21.6
Subtotal	1,257,279	1,145,473	9.8
Medicare cap adjustment	(24,786)	(5,989)	(313.9)
Room and board - net	(11,277)	(9,437)	(19.5)
Implicit price concessions	(9,875)	(10,077)	2.0
Net revenue	$1,211,341	$1,119,970	8.2

Roto-Rooter
Drain cleaning	$170,553	$175,535	(2.8)
Plumbing	137,097	137,614	(0.4)
Excavation	177,833	168,266	5.7
Other	595	665	(10.5)
Subtotal - short term core	486,078	482,080	0.8
Water restoration	149,183	131,867	13.1
Independent contractors	52,682	55,569	(5.2)
Outside franchisee fees	4,262	4,344	(1.9)
Other	14,127	17,287	(18.3)
Gross revenue	706,332	691,147	2.2
Implicit price concessions	(27,032)	(19,823)	(36.4)
Net revenue	679,300	671,324	1.2
Total Revenues	$1,890,641	$1,791,294	5.5

Days of care at VITAS during the nine months ended September 30 were as follows:

	Nine months ended September 30,		Increase/(Decrease)
	2025	2024	Percent

Routine homecare	4,980,883	4,621,755	7.8
Nursing home	923,458	908,013	1.7
Respite	33,619	26,806	25.4
Subtotal routine homecare and respite	5,937,960	5,556,574	6.9
General inpatient	86,447	79,064	9.3
Continuous care	62,576	72,335	(13.5)
Total days of care	6,086,983	5,707,973	6.6

The increase in service revenues at VITAS is comprised primarily of 6.6% increase in days-of-care and a geographically weighted average Medicare reimbursement rate increase of approximately 3.8%. Acuity mix shift negatively impacted revenue growth by 100-basis points for the year when compared to the prior year revenue and level-of-care mix. The combination of Medicare cap and other contra revenue changes decreased revenue growth by 120-basis points.

The decrease in drain cleaning revenues for the first nine months of 2025 versus 2024 is attributable to a 3.4% increase in price and service mix offset by a 6.2% decrease in job count. The decrease in plumbing revenues for the first nine months of 2025 versus 2024 is attributable to a 1.6% increase in job count and a 2.0% decrease in price and service mix shift. Excavation and water restoration jobs are generally sold as a result of initial calls from customers regarding drain cleaning issues. As a result, excavation revenues increased 5.7% and water restoration revenues increased 13.1%. Contractors operations decreased 5.2%.

The consolidated gross margin was 31.6% in the first nine months of 2025 as compared with 34.6% in the first nine months of 2024. On a segment basis, VITAS’ gross margin was 21.2% in the first nine months of 2025 as compared with 23.9% in the first nine months of 2024. The decline was primarily due to an increase in Medicare Cap liability of $18.8 million and an increase in variable patient care expenses and wages. The Roto-Rooter segment’s gross margin was 50.2% for the first nine months of 2025 as compared with 52.5% in the first nine months of 2024. The decline was primarily due to an increase in variable expenses.

Selling, general and administrative expenses (“SG&A”) comprise (in thousands):

	Nine months ended September 30,
	2025	2024
SG&A expenses before long-term incentive compensation and the impact of market value adjustments related to deferred compensation trusts	$301,600	$287,712
Impact of market value adjustments related to assets held in deferred compensation trusts	6,791	16,600
Long-term incentive compensation	3,294	15,797
Total SG&A expenses	$311,685	$320,109

SG&A expenses before long-term incentive compensation and the impact of market value adjustments related to deferred compensation trusts for the first nine months of 2025 were up 4.8% when compared to the first nine months of 2024. $2.7 million of this increase was the result of a severance accrual related to one VITAS executive as well as a $3.6 million increase in legal expense mainly at VITAS in the first nine months of 2025 compared to the first nine months of 2024. The remaining increase is related to normal salary increases and an increase in variable selling expenses, mainly internet marketing costs at Roto-Rooter.

Other income – net comprise (in thousands):

	Nine months ended September 30,
	2025	2024
Interest income	$7,186	$11,405
Market value adjustment on assets held in deferred compensation trusts	6,791	16,600
Other	(7)	3
Total other income - net	$13,970	$28,008

Our effective tax rate reconciliation is as follows (in thousands):

	Nine months ended September 30,
	2025	2024

Income tax provision calculated at the statutory federal rate	$52,570	$58,662
State and local income taxes	9,568	8,279
Stock compensation tax benefits	(513)	(4,308)
Other--net	221	5,029
Income tax provision	$61,846	$67,662
Effective tax rate	24.7%	24.2%

Net income for both periods included the following after-tax items/adjustments that (reduced) or increased after-tax earnings (in thousands):

	Nine months ended September 30,
	2025	2024
VITAS
Legal settlements	$(2,152)	$-
Acquisition expense	-	(985)
Roto-Rooter
Amortization of reacquired franchise agreements	(5,419)	(5,412)
Acquisition expense	-	(29)
Corporate
Stock option expense	(20,576)	(20,203)
Long-term incentive compensation	(2,915)	(14,734)
Excess tax benefits on stock compensation	513	4,308
Other	(2,665)	-
Total	$(33,214)	$(37,055)

Nine months ended September 30, 2025 versus 2024 - Segment Results

Net income/(loss) for the first nine months of 2025 versus the first nine months of 2024 by segment (in thousands):

	Nine months ended September 30,
	2025	2024
VITAS	$135,021	$146,707
Roto-Rooter	103,928	119,326
Corporate	(50,462)	(54,353)
	$188,487	$211,680

After-tax earnings as a percent of revenue at VITAS in the first nine months of 2025 was 11.1% as compared to 13.1% in the first nine months of 2024. VITAS’ after-tax earnings decreased primarily due to an increase in Medicare Cap liability of $18.8 million and an increase in legal expense of $3.4 million.

Roto-Rooter’s net income was negatively impacted in the first nine months of 2025 compared to the first nine months of 2024 due primarily to an increase in casualty insurance expense of $5.8 million and an increase in variable expenses. Roto-Rooter’s after-tax earnings as a percent of revenue in the first nine months of 2025 was 15.3%, as compared to 17.8% in the first nine months of 2024.

After-tax Corporate expenses for the first nine months of 2025 decreased 7.2% when compared to the first nine months in 2024 due primarily to an $11.4 million decrease in stock-based compensation offset by $2.7 million in severance expense recorded for one VITAS executive and a $4.2 million decrease in interest income.

CHEMED CORPORATION AND SUBSIDIARY COMPANIES
CONSOLIDATING STATEMENTS OF INCOME
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2025
(in thousands)(unaudited)

				Chemed
	VITAS	Roto-Rooter	Corporate	Consolidated
2025 (a)
Service revenues and sales	$407,741	$217,159	$-	$624,900
Cost of services provided and goods sold	320,865	107,128	-	427,993
Selling, general and administrative expenses	25,236	60,672	19,867	105,775
Depreciation	5,354	8,298	12	13,664
Amortization	26	2,544	-	2,570
Other operating expense/(income)	186	(38)	-	148
Total costs and expenses	351,667	178,604	19,879	550,150
Income/(loss) from operations	56,074	38,555	(19,879)	74,750
Interest expense	(56)	(132)	(269)	(457)
Intercompany interest income/(expense)	5,685	4,030	(9,715)	-
Other income—net	61	25	9,165	9,251
Income/(expense) before income taxes	61,764	42,478	(20,698)	83,544
Income taxes	(14,993)	(10,407)	6,093	(19,307)
Net income/(loss)	$46,771	$32,071	$(14,605)	$64,237

(a) The following amounts are included in net income (in thousands):
				Chemed
	VITAS	Roto-Rooter	Corporate	Consolidated
Pretax benefit/(cost):
Stock option expense	$-	$-	$(6,067)	$(6,067)
Legal settlements	(2,850)	-	-	(2,850)
Amortization of reacquired franchise agreements	-	(2,352)	-	(2,352)
Long-term incentive compensation	-	-	216	216
Other	-	-	(2,665)	(2,665)
Total	$(2,850)	$(2,352)	$(8,516)	$(13,718)

				Chemed
	VITAS	Roto-Rooter	Corporate	Consolidated
After-tax benefit/(cost):
Stock option expense	$-	$-	$(5,259)	$(5,259)
Legal settlements	(2,152)	-	-	(2,152)
Amortization of reacquired franchise agreements	-	(1,806)	-	(1,806)
Long-term incentive compensation	-	-	213	213
Other	-	-	(2,665)	(2,665)
Total	$(2,152)	$(1,806)	$(7,711)	$(11,669)

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

CHEMED CORPORATION AND SUBSIDIARY COMPANIES
CONSOLIDATING STATEMENTS OF INCOME
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2025
(in thousands)(unaudited)

				Chemed
	VITAS	Roto-Rooter	Corporate	Consolidated
2025 (a)
Service revenues and sales	$1,211,341	$679,300	$-	$1,890,641
Cost of services provided and goods sold	954,316	338,312	-	1,292,628
Selling, general and administrative expenses	76,861	183,856	50,968	311,685
Depreciation	15,863	24,899	36	40,798
Amortization	78	7,635	-	7,713
Other operating expense/(income)	305	(80)	-	225
Total costs and expenses	1,047,423	554,622	51,004	1,653,049
Income/(loss) from operations	163,918	124,678	(51,004)	237,592
Interest expense	(150)	(394)	(685)	(1,229)
Intercompany interest income/(expense)	16,436	11,930	(28,366)	-
Other income—net	170	58	13,742	13,970
Income/(expense) before income taxes	180,374	136,272	(66,313)	250,333
Income taxes	(45,353)	(32,344)	15,851	(61,846)
Net income/(loss)	$135,021	$103,928	$(50,462)	$188,487

(a) The following amounts are included in net income (in thousands):
				Chemed
	VITAS	Roto-Rooter	Corporate	Consolidated
Pretax benefit/(cost):
Stock option expense	$-	$-	$(24,374)	$(24,374)
Amortization of reacquired franchise agreements	-	(7,056)	-	(7,056)
Long-term incentive compensation	-	-	(3,294)	(3,294)
Legal settlements	(2,850)	-	-	(2,850)
Other	-	-	(2,665)	(2,665)
Total	$(2,850)	$(7,056)	$(30,333)	$(40,239)

				Chemed
	VITAS	Roto-Rooter	Corporate	Consolidated
After-tax benefit/(cost):
Stock option expense	$-	$-	$(20,576)	$(20,576)
Long-term incentive compensation	-	-	(2,915)	(2,915)
Amortization of reacquired franchise agreements	-	(5,419)	-	(5,419)
Legal settlements	(2,152)	-	-	(2,152)
Excess tax benefits on stock compensation	-	-	513	513
Other	-	-	(2,665)	(2,665)
Total	$(2,152)	$(5,419)	$(25,643)	$(33,214)

CONSOLIDATING STATEMENTS OF INCOME
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2024
(in thousands)(unaudited)

				Chemed
	VITAS	Roto-Rooter	Corporate	Consolidated
2024 (a)
Service revenues and sales	$1,119,970	$671,324	$-	$1,791,294
Cost of services provided and goods sold	852,347	318,717	-	1,171,064
Selling, general and administrative expenses	73,968	175,683	70,458	320,109
Depreciation	15,288	24,275	38	39,601
Amortization	79	7,538	-	7,617
Other operating expense	160	128	-	288
Total costs and expenses	941,842	526,341	70,496	1,538,679
Income/(loss) from operations	178,128	144,983	(70,496)	252,615
Interest expense	(138)	(349)	(794)	(1,281)
Intercompany interest income/(expense)	15,096	10,638	(25,734)	-
Other income - net	138	64	27,806	28,008
Income/(expense) before income taxes	193,224	155,336	(69,218)	279,342
Income taxes	(46,517)	(36,010)	14,865	(67,662)
Net income/(loss)	$146,707	$119,326	$(54,353)	$211,680

(a) The following amounts are included in net income (in thousands):
				Chemed
	VITAS	Roto-Rooter	Corporate	Consolidated
Pretax benefit/(cost):
Stock option expense	$-	$-	$(23,933)	$(23,933)
Long-term incentive compensation	-	-	(15,797)	(15,797)
Amortization of reacquired franchise agreements	-	(7,056)	-	(7,056)
Acquisition expense	(1,302)	(37)	-	(1,339)
Total	$(1,302)	$(7,093)	$(39,730)	$(48,125)

				Chemed
	VITAS	Roto-Rooter	Corporate	Consolidated
After-tax benefit/(cost):
Stock option expense	$-	$-	$(20,203)	$(20,203)
Long-term incentive compensation	-	-	(14,734)	(14,734)
Amortization of reacquired franchise agreements	-	(5,412)	-	(5,412)
Acquisition expense	(985)	(29)	-	(1,014)
Excess tax benefits on stock compensation	-	-	4,308	4,308
Total	$(985)	$(5,441)	$(30,629)	$(37,055)

Unaudited Consolidating Summary and Reconciliation of Adjusted EBITDA

Chemed Corporation and Subsidiary Companies
(in thousands)				Chemed
For the three months ended September 30, 2025	VITAS	Roto-Rooter	Corporate	Consolidated

Net income/(loss)	$46,771	$32,071	$(14,605)	$64,237
Add/(deduct):
Interest expense	56	132	269	457
Income taxes	14,993	10,407	(6,093)	19,307
Depreciation	5,354	8,298	12	13,664
Amortization	26	2,544	-	2,570
EBITDA	67,200	53,452	(20,417)	100,235
Add/(deduct):
Intercompany interest expense/(income)	(5,685)	(4,030)	9,715	-
Interest income	(69)	(25)	(2,462)	(2,556)
Stock option expense	-	-	6,067	6,067
Legal settlements	2,850	-	-	2,850
Long-term incentive compensation	-	-	(216)	(216)
Other	-	-	2,665	2,665
Adjusted EBITDA	$64,296	$49,397	$(4,648)	$109,045

				Chemed
For the three months ended September 30, 2024	VITAS	Roto-Rooter	Corporate	Consolidated

Net income/(loss)	$53,486	$37,955	$(15,665)	$75,776
Add/(deduct):
Interest expense	46	114	267	427
Income taxes	16,851	11,400	(2,998)	25,253
Depreciation	5,063	8,071	13	13,147
Amortization	26	2,524	-	2,550
EBITDA	75,472	60,064	(18,383)	117,153
Add/(deduct):
Intercompany interest expense/(income)	(4,920)	(3,656)	8,576	-
Interest income	(59)	(18)	(3,589)	(3,666)
Stock option expense	-	-	6,038	6,038
Long-term incentive compensation	-	-	3,083	3,083
Acquisition expense	394	(8)	-	386
Adjusted EBITDA	$70,887	$56,382	$(4,275)	$122,994

Unaudited Consolidating Summary and Reconciliation of Adjusted EBITDA

Chemed Corporation and Subsidiary Companies
(in thousands)				Chemed
For the nine months ended September 30, 2025	VITAS	Roto-Rooter	Corporate	Consolidated

Net income/(loss)	$135,021	$103,928	$(50,462)	$188,487
Add/(deduct):
Interest expense	150	394	685	1,229
Income taxes	45,353	32,344	(15,851)	61,846
Depreciation	15,863	24,899	36	40,798
Amortization	78	7,635	-	7,713
EBITDA	196,465	169,200	(65,592)	300,073
Add/(deduct):
Intercompany interest expense/(income)	(16,436)	(11,930)	28,366	-
Interest income	(176)	(58)	(6,952)	(7,186)
Stock option expense	-	-	24,374	24,374
Long-term incentive compensation	-	-	3,294	3,294
Legal settlements	2,850	-	-	2,850
Other	-	-	2,665	2,665
Adjusted EBITDA	$182,703	$157,212	$(13,845)	$326,070

				Chemed
For the nine months ended September 30, 2024	VITAS	Roto-Rooter	Corporate	Consolidated

Net income/(loss)	$146,707	$119,326	$(54,353)	$211,680
Add/(deduct):
Interest expense	138	349	794	1,281
Income taxes	46,517	36,010	(14,865)	67,662
Depreciation	15,288	24,275	38	39,601
Amortization	79	7,538	-	7,617
EBITDA	208,729	187,498	(68,386)	327,841
Add/(deduct):
Intercompany interest expense/(income)	(15,096)	(10,638)	25,734	-
Interest income	(136)	(64)	(11,205)	(11,405)
Stock option expense	-	-	23,933	23,933
Long-term incentive compensation	-	-	15,797	15,797
Acquisition expense	1,302	37	-	1,339
Adjusted EBITDA	$194,799	$176,833	$(14,127)	$357,505

RECONCILIATION OF ADJUSTED NET INCOME
(in thousands, except per share data)(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net income as reported	$64,237	$75,776	$188,487	$211,680

Add/(deduct) pre-tax cost of:
Stock option expense	6,067	6,038	24,374	23,933
Amortization of reacquired franchise agreements	2,352	2,352	7,056	7,056
Long-term incentive compensation	(216)	3,083	3,294	15,797
Legal settlements	2,850	-	2,850	-
Acquisition expense	-	386	-	1,339
Other	2,665	-	2,665	-
Add/(deduct) tax impacts:
Tax impact of the above pre-tax adjustments (1)	(2,049)	(1,761)	(6,512)	(6,762)
Excess tax benefits on stock compensation	-	(389)	(513)	(4,308)
Adjusted net income	$75,906	$85,485	$221,701	$248,735

Diluted Earnings Per Share As Reported
Net income	$4.46	$5.00	$12.89	$13.88
Average number of shares outstanding	14,409	15,168	14,620	15,253

Adjusted Diluted Earnings Per Share
Adjusted net income	$5.27	$5.64	$15.16	$16.31
Adjusted average number of shares outstanding	14,409	15,168	14,620	15,253

(1) The tax impact of pre-tax adjustments was calculated using the effective tax rate of the operating unit for which each adjustment is associated.

CHEMED CORPORATION AND SUBSIDIARY COMPANIES
OPERATING STATISTICS FOR VITAS SEGMENT
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
OPERATING STATISTICS	2025	2024	2025	2024
Net revenue ($000)
Homecare	$362,405	$338,344	$1,072,014	$967,981
Inpatient	33,099	29,923	100,145	89,297
Continuous care	19,946	25,799	68,222	74,295
Other	5,807	5,082	16,898	13,900
Subtotal	$421,257	$399,148	$1,257,279	$1,145,473
Room and board, net	(3,859)	(3,336)	(11,277)	(9,437)
Contractual allowances	(3,571)	(2,167)	(9,875)	(10,077)
Medicare cap allowance	(6,086)	(2,239)	(24,786)	(5,989)
Total	$407,741	$391,406	$1,211,341	$1,119,970
Net revenue as a percent of total before Medicare cap allowances
Homecare	86.0%	84.8%	85.3%	84.5%
Inpatient	7.9	7.5	8.0	7.8
Continuous care	4.7	6.5	5.4	6.5
Other	1.4	1.2	1.3	1.2
Subtotal	100.0	100.0	100.0	100.0
Room and board, net	(0.8)	(0.8)	(0.9)	(0.8)
Contractual allowances	(0.8)	(0.5)	(0.8)	(0.9)
Medicare cap allowance	(1.4)	(0.6)	(2.0)	(0.5)
Total	97.0%	98.1%	96.3%	97.8%
Days of care
Homecare	1,685,859	1,622,680	4,980,883	4,621,755
Nursing home	309,192	320,664	923,458	908,013
Respite	12,184	9,952	33,619	26,806
Subtotal routine homecare and respite	2,007,235	1,953,296	5,937,960	5,556,574
Inpatient	28,530	26,524	86,447	79,064
Continuous care	18,309	24,365	62,576	72,335
Total	2,054,074	2,004,185	6,086,983	5,707,973

Number of days in relevant time period	92	92	273	274

Average daily census (days)
Homecare	18,325	17,639	18,245	16,867
Nursing home	3,361	3,485	3,383	3,314
Respite	132	108	123	98
Subtotal routine homecare and respite	21,818	21,232	21,751	20,279
Inpatient	310	288	317	289
Continuous care	199	265	229	264
Total	22,327	21,785	22,297	20,832

Total Admissions	17,714	16,775	53,398	51,020
Total Discharges	17,348	16,217	52,931	48,285
Average length of stay (days)	109.7	102.0	121.9	102.2
Median length of stay (days)	18.0	18.0	18.0	17.0

ADC by major diagnosis
Cerebro	44.1%	43.6%	44.6%	43.7%
Neurological	11.6	13.3	11.8	13.3
Cancer	10.1	10.0	9.8	10.0
Cardio	15.9	16.3	16.0	16.2
Respiratory	7.7	7.1	7.4	7.2
Other	10.6	9.7	10.4	9.6
Total	100.0%	100.0%	100.0%	100.0%
Admissions by major diagnosis
Cerebro	27.1%	28.4%	27.6%	27.7%
Neurological	6.9	7.7	6.8	7.9
Cancer	26.6	25.7	25.9	25.1
Cardio	14.3	15.1	14.7	15.7
Respiratory	10.5	9.5	10.9	9.9
Other	14.6	13.6	14.1	13.7
Total	100.0%	100.0%	100.0%	100.0%

Estimated uncollectible accounts as a percent of revenues	0.9%	1.0%	0.8%	0.9%
Accounts receivable --
Days of revenue outstanding- excluding unapplied Medicare payments	37.5	37.5	n.a.	n.a.
Days of revenue outstanding- including unapplied Medicare payments	34.0	35.5	n.a.	n.a.

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

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

The Company’s primary market risk exposure relates to interest rate risk exposure through its variable interest line of credit. At September 30, 2025, the Company had no variable rate debt outstanding. For each $10 million borrowed under the credit facility, an increase or decrease of 100 basis points (1%), increases or decreases the Company’s annual interest expense by $100,000.

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

Item 1A.    Risk Factors

There have been no other material changes from the risk factors previously disclosed in the Company’s most recent Annual Report on Form 10-K and Quarterly Report on form 10-Q.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Item 2(c).    Purchases of Equity Securities by Issuer and Affiliated Purchasers

The following table shows the activity related to our share repurchase program for the first nine months of 2025:

	Total Number	Weighted Average	Cumulative Shares	Dollar Amount
	of Shares	Price Paid Per	Repurchased Under	Remaining Under
	Repurchased	Share	the Program	The Program

February 2011 Program
January 1 through January 31, 2025	-	$-	11,229,358	$255,317,749
February 1 through February 28, 2025	-	-	11,229,358	255,317,749
March 1 through March 31, 2025	50,000	595.15	11,279,358	$225,560,486

First Quarter Total	50,000	$595.15

April 1 through April 30, 2025	17,952	$568.94	11,297,310	$215,346,869
May 1 through May 31, 2025	57,048	573.76	11,354,358	182,614,724
June 1 through June 30, 2025	-	-	11,354,358	$182,614,724

Second Quarter Total	75,000	$572.61

July 1 through July 31, 2025	-	$-	11,354,358	$182,614,724
August 1 through August 31, 2025(1)	278,772	437.67	11,633,130	360,605,245
September 1 through September 30, 2025	128,728	456.52	11,761,858	$301,838,766

Third Quarter Total	407,500	$443.62

(1) In August 2025, our Board of Directors authorized an additional $300.0 million under the February 2011 Repurchase Program.

Item 3.    Defaults Upon Senior Securities

None.

Item 4.    Mine Safety Disclosures

None.

Item 5.    Other Information

On October 24, 2025, VITAS Healthcare (“VITAS”), a subsidiary of Chemed Corporation (the “Company”), learned that an account belonging to a third-party vendor attempted to deploy a tool often used by threat actors in VITAS’ information technology environment (the “Environment”). VITAS’ security team took immediate actions to contain and remove the intrusion, implemented remedial measures, and notified the third-party vendor in accordance with its cyber incident response process. VITAS and external cybersecurity experts began an investigation into the incident.

Through continued investigation, VITAS ascertained certain information, including protected health information (“PHI”) of VITAS’ current and former patients, was viewed. Additionally, on October 29, VITAS received a notice from a threat actor claiming to have unlawfully accessed the Environment and taken significant amounts of data, threatening to release the data if VITAS does not provide them with a monetary payment.

VITAS is still investigating the extent of compromise of PHI and other sensitive information and has notified law enforcement of the incident. As the investigation of the incident is ongoing, the full scope, nature and impact of the incident are not yet completely known. VITAS is evaluating what regulatory and legal notifications are required as a result of this incident and will make such notifications as required based on its findings.

As of the date hereof, the incident has not had a material impact on VITAS or the Company’s operations, financial systems, or its financial condition. VITAS believes it has contained the incident and believes that the intrusion was limited to data theft and did not, and is not expected to, materially affect the operation of the Environment or its financial or operational systems.

While VITAS believes it has contained the incident, VITAS and the Company continue to investigate this matter to determine the full extent of the impact on VITAS and the Company.

Item 6.    Exhibits

Exhibit No.	Description
10.1	Nicholas M. Westfall Transition and Separation Agreement, Filed as Exhibit 10.1, attached to the Form 10-Q filed on 7/31/25.

31.1	Certification by Kevin J. McNamara pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act of 1934.

31.2	Certification by Michael D. Witzeman pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act of 1934.

32.1	Certification by Kevin J. McNamara pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Michael D. Witzeman pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101

The following materials from Chemed Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2025 formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) The Condensed Consolidated Balance Sheet, (ii) The Condensed Consolidated Statement of Income, (iii) The Condensed Consolidated Statement of Cash Flows, (iv) The Condensed Statement of Equity, and (v) Notes to the Condensed Consolidated Financial Statements.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2025, formatted in iXBRL and contained in Exhibit 101.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Chemed Corporation
(Registrant)

Dated:	October 31, 2025	By:	/s/ Kevin J. McNamara
Kevin J. McNamara
(President and Chief Executive Officer)

Dated:	October 31, 2025	By:	/s/ Michael D. Witzeman
Michael D. Witzeman
(Vice President, Chief Financial Officer and Controller)