Form 10-K
period 2025-12-31
CHEMED CORP
filed 2026-02-27
CIK 19584

M

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☑    ANNUAL REPORT

PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing price of said stock on the New York Stock Exchange – Composite Transaction Listing on June 30, 2025 ($486.93 per share), was $7,010,301,507.

On February 10, 2026, 13,765,136 shares of Chemed Capital Stock (par value $1 per share) were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Document	Where Incorporated
2025 Annual Report to Stockholders (specified portions) Proxy Statement for Annual Meeting to be held May 18, 2026	Parts I, II, and IV Part III

CHEMED CORPORATION

2025 FORM 10-K ANNUAL REPORT

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

During 2025, Chemed conducted its business operations in two segments: the VITAS segment (“VITAS”) and the Roto-Rooter segment (“Roto-Rooter”). VITAS provides hospice and palliative care services to its patients through a network of physicians, registered nurses, home health aides, social workers, clergy and volunteers. Roto-Rooter provides plumbing, drain cleaning, excavation, water restoration and other related services to residential and commercial customers.

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

Financial Information about Industry Segments

The required segment and geographic data for the Company’s continuing operations (as described below) for three years ended December 31, 2023, 2024 and 2025 are shown in Note 5 of the Notes to Consolidated Financial Statements on pages 59-62 of the 2025 Annual Report to Stockholders and are incorporated herein by reference.

Description of Business by Segment

The information called for by this item is included within Note 5 of the Notes to Consolidated Financial Statements appearing on pages 59-62 of the 2025 Annual Report to Stockholders is incorporated herein by reference.

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

VITAS

Hospice care in the United States is competitive. Plans of care for hospice services are not proprietary. As a result, VITAS competes and differentiates itself primarily on the basis of its ability to deliver quality, responsive services within the requirements of Medicare’s hospice conditions of participation. VITAS is one of the nation’s largest providers of hospice services in an industry dominated primarily by small, community-based hospices. Approximately 20% of all hospice providers are not-for-profit. Because the hospice care industry is highly fragmented, VITAS competes with a large number of organizations.

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

Government Regulations

Roto-Rooter

Roto-Rooter’s franchising activities are subject to various federal and state franchising laws and regulations, including the rules and regulations of the Federal Trade Commission (the “FTC”) regarding the offering or sale of franchises. The rules and regulations of the FTC require that Roto-Rooter provide all the prospective franchisees with specific information regarding the franchise program and Roto-Rooter in the form of a detailed franchise offering circular. In addition, a number of states require Roto-Rooter to register its franchise offering prior to offering or selling franchises in the state. Various state laws also provide for certain rights in favor of franchisees, including (i) limitations on the franchisor’s ability to terminate a franchise except for good cause, (ii) restrictions on the franchisor’s ability to deny renewal of a franchise, (iii) circumstances under which the franchisor may be required to purchase certain inventory of franchisees when a franchise is terminated or not renewed in violation of such laws, and (iv) provisions relating to arbitration. Roto-Rooter’s ability to engage in the plumbing repair, excavation and water restoration businesses is also subject to certain limitations and restrictions imposed by state and local licensing laws and regulations.

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

Certificate of Need Laws and Other Restrictions. Some states, including Florida and California, have Certificate of Need laws, restrictions on new licenses, or other similar health planning laws that apply to hospice care providers. These states may require some form of state agency review or approval prior to opening a new hospice program, to adding or expanding hospice services, to undertaking significant capital expenditures or under other specified circumstances. Approval under these Certificate of Need laws is generally conditioned on the showing of a demonstrable need for services in the community. VITAS may seek to develop, acquire or expand hospice programs in states having Certificate of Need laws. To the extent that state agencies require VITAS to obtain a Certificate of Need or other similar approvals to expand services at existing hospice programs or to make acquisitions or develop hospice programs in new or existing geographic markets, VITAS’ plans could be adversely affected by a failure to obtain such certificate or approval. In addition, competitors may seek administratively or judicially to challenge such an approval or proposed approval by the state agency. Such a challenge, whether or not ultimately successful, could adversely affect VITAS. In the event that these Certificate of Need laws and similar restrictions are removed or their impact is weakened in any geography in which VITAS already operates, additional competitors may be able to enter those markets more easily, and potentially adversely affect VITAS. Additionally, if any state or federal agency places a moratorium on new hospices or hospice expansion in any geography, it could adversely affect VITAS growth potential.

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

Overview of Government Payments—General. Over 95% of VITAS’ revenue consisted of payments from the Medicare and Medicaid programs. Such payments are made primarily on a “per diem” basis. Under the per diem reimbursement methodology, VITAS is essentially at risk for the cost of eligible services provided to hospice patients. Profitability is therefore largely dependent upon VITAS’ ability to manage the costs of providing hospice services to patients. Increases in operating costs, such as labor, pharmaceutical and supply costs that are subject to inflation and other increases related to tariffs or other tax increases, without a compensating increase in Medicare and Medicaid rates, could have a material adverse effect on VITAS’ business in the future. The Medicare and Medicaid programs are increasing pressure to control health care costs and to decrease or limit increases in reimbursement rates for health care services. As with most government programs, the Medicare and Medicaid programs are subject to statutory and regulatory changes, possible retroactive and prospective rate and payment adjustments, administrative rulings, freezes and funding reductions, all of which may adversely affect the level of program payments and could have a material adverse effect on VITAS’ business. VITAS’ levels of revenues and profitability are subject to the effect of legislative and regulatory changes, including possible reductions in coverage or payment rates, increased scrutiny of claims necessitating additional resources to respond, or changes in methods of payment, by the Medicare and Medicaid programs.

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

Medicare Payment for Physician Services. Payment for direct patient care physician services delivered by hospice physicians is billed separately by the hospice to the Medicare Administrative Contractors and paid at the lesser of the actual charge or the Medicare allowable charge for these services. This payment is in addition to the per diem rates VITAS receives for hospice care. Payment for hospice physicians’ administrative and general supervisory activities is included in the daily rates discussed above. Payments for attending physician professional services (other than services furnished by hospice physicians) are not paid to the hospice, but rather are paid directly to the attending physician by the Medicare Administrative Contractors. For fiscal 2025, less than 2% of VITAS’ net revenue was attributable to physician services.

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

Second, Medicare payments to a hospice are also subject to a separate cap based on overall average payments per admission. Any payments exceeding this overall hospice cap must be refunded by the hospice. This cap was set at $34,465.34 per admission for the twelve month period ended on September 30, 2025, increased to $35,361.44 for the twelve month period ending on September 30, 2026, and is adjusted annually to account for inflation. As discussed on page 15, Medicare payment rates increase differently on a county-by-county basis, and may increase significantly more than the Medicare cap amount in any year. VITAS’ hospices may be subject to future payment reductions or recoupments as the result of this cap.

These caps apply to hospices programs by billing number; Accordingly, for larger programs, the effect of a cap limitation can be sizable and adversely affect revenue.

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

Overview of Government Payments – Medicaid

Medicaid Coverage and Reimbursements. State Medicaid programs are another source of VITAS’ net patient revenue. Medicaid is a state-administered program financed by state funds and federal funds to provide medical assistance to the indigent and certain other eligible persons. For those states that elect to provide a hospice benefit, the Medicaid program is required to pay the hospice at rates at least equal to the rates provided under Medicare and calculated using the same methodology. States maintain flexibility to establish their own hospice election procedures and to limit the number and duration of benefit periods for which they will pay for hospice services. Reimbursement from state Medicaid programs in 2025 accounted for approximately 3% of VITAS’ revenues.

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

On August 6, 2019, the Centers for Medicare and Medicaid Services released the fiscal year 2020 hospice wage index and payment rate update (FY 2020 update). The FY 2020 update includes the normal yearly inflationary increase by level of care plus a rebasing of the continuous care, inpatient care and respite care rates. The rebasing of these levels of care was to reflect non-inflationary changes in providers’ costs over time. The rebasing increased the national average reimbursement rate for continuous care by 39.9% and inpatient care by 34.7%. Respite care is not material to our operations. The rebasing of these levels of care was effective on October 1, 2019. On July 31, 2025, the Centers for Medicare and Medicaid Services released the 2026 inflationary increase effective October 1, 2025, which was 2.6%.

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

Special Focus Program. In the fourth quarter of 2023, CMS finalized its regulations implementing a Special Focus Program (“SFP”) that is intended to identify “poor performing” hospices based on a number of factors through an algorithm designed and adopted by CMS. After initial implementation of the SFP, a lawsuit was filed seeking to enjoin the program, and on February 14, 2025, CMS announced that it had ceased implementation of the SFP to further evaluate the program. The program is still under further evaluation.

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

At December 31, 2025, the Company’s accrual for its estimated liability for potential environmental cleanup and related costs arising from the 1991 sale of DuBois Chemicals Inc. (“DuBois”) amounted to $1.7 million. Of this balance, $826,000 is included in other current liabilities and $882,000 is included in other liabilities (long-term). The Company is contingently liable for additional DuBois-related environmental cleanup and related costs up to a maximum of $14.9 million. On the basis of a continuing evaluation of the Company’s potential liability, and in consultation with the Company’s environmental attorney, management believes that it is not probable this additional liability will be paid. Accordingly, no provision for this contingent liability has been recorded. Although it is not presently possible to reliably project the timing of payments related to the Company’s potential liability for environmental costs, management believes that any adjustments to its recorded liability will not materially adversely affect its financial position or results of operations.

The Company, to the best of its knowledge, is currently in compliance in all material respects with the environmental laws and regulations affecting its operations. Such environmental laws, regulations and enforcement proceedings have not required the Company to make material increases in or modifications to its capital expenditures and they have not had a material adverse effect on sales or net income. Capital expenditures for the purpose of complying with environmental laws and regulations during 2024 and 2025 with respect to continuing operations are not material in amount; there can be no assurance, however, that presently unforeseen legislative enforcement actions will not require additional expenditures.

California has enacted and subsequently amended the Climate Corporate Data Accountability Act (SB 253) and Greenhouse Gases Climate-Related Financial Risk (SB 261). An injunction has been granted that prohibits The California Air Resources Board (“CARB”) from enforcing the requirement to submit SB 261’s Climate-Related Financial Risk reports, and SB 253 has been challenged on multiple grounds. CARB has acknowledged the injunction and stated that it will not enforce SB 261. CARB is expected to release draft regulations on the laws in the first quarter of 2026 that will cover initial SB 253 deadlines for Scope 1 and 2 emissions and the fee program for both laws; subsequent rulemaking will establish other requirements (e.g., on data assurance, enforcement, deadlines beyond 2026, reporting templates). The Company is monitoring the adoption and implementation of these laws and regulations, and has readied itself to be able to ensure compliance when applicable.

The Company’s environmental policy and sustainability accounting standards board index disclosures are available on its website at chemed.com/company/documents-charters.

Human Capital Resources

As of December 31, 2025, the Company, including its subsidiaries Roto-Rooter and VITAS, had a total of 15,811 employees.

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

Acquisitions

In 2025, Roto-Rooter completed the acquisition of one franchise in Michigan for $225,000 in cash

In 2024, Roto-Rooter completed the acquisition of one franchise in New Jersey for $5.8 million in cash, one franchise in Texas for $1.5 million in cash, and one franchise in Kentucky for $5.1 million in cash. VITAS completed the purchase of all hospice operations and an assisted living facility from Covenant Health and Community Services, Inc d/b/a/ Covenant Care (“Covenant”) for an aggregated purchase price of $85.0 million in cash.

In 2023, Roto-Rooter completed the acquisition of one franchise in South Carolina for $305,000 in cash and one franchise in Georgia for $3.689 million in cash.

Further discussion of Company acquisitions are in Note 7.

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

We face intense competition from numerous competitors. The sewer, drain and pipe cleaning, excavation, plumbing repair and water restoration businesses are highly fragmented, with the bulk of the competitors consisting of local and regional entities. Private equity businesses have recently made significant investments in home services companies, including plumbing. We compete primarily on the basis of advertising, range of services provided, name recognition, availability of emergency service, speed and quality of customer service, service guarantees and pricing. Our competitors may succeed in developing new or enhanced products and services more successful than ours and in marketing and selling existing and new products and services better than we do. Also, effective marketing and advertising may become more expensive and more difficult as search engines revise algorithms, customers use of artificial intelligence (“AI”) platforms become more prevalent and business models and customers change how they find our services. In addition, new competitors may emerge. We cannot make any assurances that we will continue to be able to compete successfully with any of these companies.

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

Cybersecurity

Our information technology systems hold sensitive customer information in the ordinary course of business, including names, addresses, and partial credit card information. We utilize those same systems to perform our day-to-day activities, such as receiving customer calls, dispatching technicians to jobs, and maintaining an accurate record of all transactions.  We have not experienced any known material system/data breaches on our information technology systems that compromised customer data or the company’s proprietary data.  We maintain our information technology systems with safeguard protection against cyber-attacks, including intrusion detection and protection services, firewalls, and endpoint security software. Every month, we test our information technology systems using cyber-scanning software and other methods to learn how a successful system/data breach may occur. If a deficiency is detected, our IT staff will log and remediate the deficiency prescribed by the vendor or manufacturer.  Roto-Rooter has developed and tested a response plan in the event of a successful system/data breach and maintains commercial insurance related to cyber-security. We obtain internal control reports from key vendors that maintain company data or process company transactions on a yearly basis. We review these reports to detect any potential cybersecurity issues. However, these safeguards do not ensure that a significant system/data breach may occur.  Since the pandemic, certain roles have been conducted remotely, increasing the role and importance of our information technology and security systems. Additionally, the increasing development and use of AI and other new and evolving technologies create additional system and other risks. Chemed’s Chief Legal Officer and Chief Financial Officer are alerted to any potential issues and evaluate those issues for cybersecurity materiality. A successful attack on our information technology systems could significantly affect the business, including liability for compromised customer information and business interruption.

Roto-Rooter’s success is highly dependent on its brand reputation.

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

VITAS’ success is heavily dependent on referrals from physicians, long-term care facilities, hospitals and other institutional health care providers, managed care companies, insurance companies and other patient referral sources in the communities that its hospice locations serve, as well as on its ability to maintain good relations with these referral sources. VITAS’ referral sources may refer their patients to other hospice care providers or not to a hospice provider at all. Additionally, during the pandemic, VITAS experienced significant changes in referral patterns and sources. In the event that CMS re-institutes the SFP or a similar type of program and any VITAS program is identified as a “poor performer”, we do not know the extent to which such identification will affect industry referrals or referral patterns. VITAS’ growth and profitability depend significantly on its ability to establish and maintain close working relationships with these patient referral sources and to increase awareness and acceptance of hospice care by its referral sources and their patients. We cannot assure that VITAS will be able to maintain its existing relationships or that it will be able to develop and maintain new relationships in existing or new markets. Moreover, if shifts to referrals continue, it could materially adversely affect the business. VITAS’ loss of existing relationships or its failure to develop new relationships could adversely affect its ability to expand or maintain its operations and operate profitably. Moreover, we cannot assure you that awareness or acceptance of hospice care will increase or remain at current levels.

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

•Become Medicare and Medicaid certified in new markets, particularly if a moratorium prohibits the granting of new licenses in certain markets;

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

A significant portion of VITAS’ workforce is licensed nurses. VITAS depends on qualified nurses to provide quality, responsive hospice services to its patients. The recent nationwide shortage of qualified nurses impacts some of the markets in which VITAS provides hospice services. In response to this shortage, VITAS has adjusted its wages and benefits to recruit and retain nurses and to engage contract nurses. Similarly, there recently has been a shortage of home health aides, who provide many of the hospice services provided by VITAS. VITAS has also adjusted its wages and benefits to recruit and retain home health and other aides. VITAS’ inability to attract and retain qualified nurses and aides as well as other healthcare workers, could adversely affect its ability to provide quality, responsive hospice services to its patients and its ability to increase or maintain patient census in those markets. Increases in the wages and benefits required to attract and retain qualified nurses or an increase in reliance on contract nurses could negatively impact profitability.

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

Participants in the hospice industry are subject to lawsuits alleging negligence, professional liability, wage and hour or other similar legal theories, many of which involve large claims and significant defense costs. We are also subject to the risk of lawsuits under the False Claims Act and comparable state laws for allegedly submitting fraudulent bills for services to the Medicare and Medicaid programs and other federal and state healthcare programs. These lawsuits, which may be initiated by “whistleblowers”, subpoenas or Civil Investigative Demands can involve significant monetary damages, fines, attorneys’ fees and the award of bounties to private qui tam plaintiffs. From time to time, VITAS is subject to such claims and other types of lawsuits. See the description below under Legal Proceedings in the Notes to the Consolidated Financial Statements. The ultimate liability for claims, if any, could have a material adverse effect on its financial condition or operating results. Although VITAS currently maintains liability insurance intended to cover certain claims, we cannot assure you that the coverage limits of such insurance policies will be adequate or that all such claims will be covered by the insurance. In addition, VITAS’ insurance policies must be renewed annually and may be subject to increasing premiums, high deductibles, and cancellation during the policy period. While VITAS has been able to obtain liability insurance in the past, such insurance varies in cost, and may not be available in the future on terms acceptable to VITAS, if at all.

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

Despite significant safeguards, including active intrusion protection, firewalls and virus detection software, as discussed in greater detail on Item 1C below, in October of 2025, access to our systems was gained by a threat actor in a cybersecurity attack. The threat actor was able to access a significant amount of Protected Health Information (“PHI”); however, despite repeated attempts, was not able to insert a tool often used by threat actors into our system. Our response plan was effective in identifying, quarantining, and eliminating the third-party intrusion, but not before access to PHI was gained.

As a result of the cyberattack, we have reviewed our system and strengthened it further to better prevent future successful attacks.

We maintain commercial insurance related to cyberattacks. We obtain internal control reports from key vendors that maintain company data or process company transactions on a yearly basis. We review these reports to detect any potential cybersecurity issues. However, these safeguards do not ensure that another significant cyberattack could not occur. The current environment, particularly in healthcare and with the increase in use of AI and other new technologies, has significantly increased our usage of information technology systems and heightened the need for security of those systems with the increase in telehealth.

Although the cyberattack that led to the breach of PHI was the first to successfully gain access to our systems, it was not an isolated incident. We are regularly the target of attempted cyber and other security threats and must continuously monitor and develop our information technology networks and infrastructure to prevent, detect, address and mitigate the risk of unauthorized access, misuse, computer viruses and other events that could have a security impact. Insider or employee cyber and security threats are increasingly a concern for all large companies, including ours. Chemed’s Chief Legal Officer and Chief Financial Officer are alerted to any potential issues and evaluate those issues for cybersecurity materiality.

While we have been able to mitigate the damages from the prior successful attack, and did not experience any material operational or financial issues as a result of the attack, a subsequent successful attack on our information technology systems could have even greater consequences to the business including liability for compromised patient information and business interruption.

VITAS’ success is highly dependent on its brand reputation.

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

It is unclear what effects that CMS’ Special Focus Program (“SFP”) may have on VITAS’ brand reputation. CMS has halted implementation of the program. However, if CMS revises the program or implements a similar program and its implementation identifies any VITAS programs as “poor performers”, such designation could negatively affect VITAS’ brand reputation, and any additional governmental oversight could materially adversely affect the operations profitability of any affected programs.

VITAS’ headquarters and a significant portion of its operations are in Florida.

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

The number and sophistication of attempts to disrupt or penetrate our systems continues to grow, specifically including the rapid increase of attempts against healthcare companies that has been observed since early 2022. To combat the ever-increasing sophistication of cyberattacks including the potential use of AI by threat actors, we continuously work to improve methods for detecting and preventing attacks. We have implemented policies and procedures and developed specific training for our employees, including regular updates and reminders, to help prevent and mitigate any issues that may be caused by any attacks. Further, we regularly engage independent third-party cyber experts to test for vulnerabilities in our environment. We also conduct our own internal simulations to help assess and strengthen our defenses.

Despite these safeguard measures, on October 24, 2025, VITAS learned that an account belonging to a third-party vendor attempted to deploy a tool often used by threat actors in VITAS’ information technology environment (the “Environment”). VITAS’ security team took immediate actions to contain and remove the intrusion, implemented remedial measures, and notified the third-party vendor in accordance with its cyber incident response process. VITAS and external cybersecurity experts began an investigation into the incident.

Through continued investigation, including through multiple outside vendors, VITAS ascertained certain information, including protected health information (“PHI”) of VITAS’ current and former patients, was viewed. Additionally, on October 29, VITAS received a notice from a threat actor claiming to have unlawfully accessed the Environment and taken significant amounts of data. The notice threatened the release of the data unless it received a monetary payment. VITAS successfully negotiated with the threat actor, made a payment, and obtained assurances from the threat actor that the PHI was not provided to any other third parties and has since been destroyed. The threat actor provided VITAS with evidence of the deletion of the files.

VITAS has complied with the regulatory and legal notifications which are required as a result of this incident. VITAS and third-party forensic analysts believe that the incident was contained, the threat actor was removed, and that the intrusion was limited to data theft and did not, and is not expected to, materially affect the operation of the Environment or its financial or operational systems. Cyber insurance has covered all costs incurred by VITAS above its $500,000 deductible. Management currently believes the cyber insurance limits are sufficient to cover all remaining costs from this incident.

We acknowledge and have experienced that cyberattack risk may occur with our third-party technology service providers. As described above, the incident arose from a compromised third-party vendor’s account. Additionally, high-profile cyberattacks have occurred at healthcare companies, credit bureaus, financial institutions, and other businesses for the purpose of acquiring the confidential information of individuals, including potential customers and patients. We take significant measures to prevent and mitigate issues caused by any such attacks, including outreach to our providers and other third-parties that we engage with, in order to ascertain any potential downstream implications of known breaches. Following the incident we have further strengthened our security permissions on these vendors and their access to our system.

The Company has integrated our cybersecurity prevention and mitigation processes into our overall risk management system and processes. The Chief Technology Officer of Roto-Rooter and the Chief Technology Officer and Chief Information Officer of VITAS are senior executives, with decades of experience in preventing, assessing and managing cybersecurity threats in the private sector as well as government. Both Roto-Rooter and VITAS employ teams of experienced cybersecurity professionals who report to the respective Chief Technology Officer and Chief Information Officer. Both businesses have security incident response plans, pursuant to which they report on the cybersecurity status of the businesses to the Company’s Chief Financial Officer and Controller and Chief Legal Officer both regularly as a matter of course, as well as in the event of any potentially material incident including the incident described above. Additionally, Company senior management reports to the Audit Committee on cybersecurity issues on a regular basis, multiple times a year as part of the committee’s role in enterprise risk management. The Audit Committee’s reports to the board after these sessions include the discussions of the cybersecurity risk management process.

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

While we have significant internal resources, policies and procedures designed to prevent or limit the effect of another failure, interruption or security breach of our information systems, there can be no assurance that any such failure, interruption or security breach will not occur in the future, or if they do occur, that they will be adequately addressed.

Please also reference additional disclosures about cybersecurity in Item 1A Risk Factors, under both Roto-Rooter and VITAS sections.

Item 2. Properties

The Company’s corporate offices and the headquarters for Roto-Rooter are located in Cincinnati, Ohio. Roto-Rooter has manufacturing and distribution center facilities in West Des Moines, Iowa and has 356 leased and owned office and service facilities in 34 states. VITAS, headquartered in south Florida, operates 33 Medicare provider numbers across 59 programs from 182 leased and owned facilities and 28 inpatient units in 17 states and the District of Columbia.

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

Item 4. Mine Safety Disclosures

None

Executive Officers of the Company

Name	Age	Office	First Elected
Kevin J. McNamara	72	President and Chief Executive Officer	August 2, 1994 (1)
Michael D. Witzeman	55	Executive Vice President, Chief Financial Officer, and Controller	May 21, 2012 (2)
Spencer S. Lee	70	Executive Vice President and Chief Executive Officer of Roto-Rooter	May 15, 2000 (3)
Joel L. Wherley	61	President and Chief Executive Officer of VITAS	July 29, 2025 (4)
Brian C. Judkins	45	Vice President and Chief Legal Officer	August 31, 2020 (5)

(1)Mr. K.J. McNamara is President and Chief Executive Officer of the Company and has held these positions since August 1994 and May 2001, respectively. Previously, he served as an Executive Vice President, Secretary and General Counsel of the Company, since November 1993, August 1986 and August 1986, respectively. He previously held the position of Vice President of the Company, from August 1986 to May 1992.

(2)Mr. M.D. Witzeman is an Executive Vice President, Chief Financial Officer, and Controller of the Company. Mr. Witzeman was promoted to Chief Financial Officer in January of 2024 and Executive Vice President in May 2025. He has held these positions since May 2025, January 2024, and May 2017, respectively. Prior to that he served as Assistant Vice President and Assistant Controller from July 2005.

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

(4)          Mr. J.L. Wherley is President and Chief Executive Officer of VITAS, a wholly owned subsidiary of the Company, and has held these positions since 2024 and 2025, respectively. Previously, from 2017 to 2024, he served as Executive Vice President and Chief Operating Officer of VITAS. Prior to that, he served as Senior Vice President of Hospice Operations for VITAS from 2016 to 2017.

(5)          Mr. B.C. Judkins is a Vice President and the Secretary and Chief Legal Officer of the Company. He has held these positions since August 2020. Prior to that he served as Vice President and Counsel from January 2019.

Each executive officer holds office until the annual election at the next annual organizational meeting of the Board of Directors of the Company which is scheduled to be held on May 18, 2026.

PART II

Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company has historically paid cash dividends quarterly. However, future dividends are dependent upon the Company’s earnings and financial condition, compliance with certain debt covenants and other factors not presently determinable.

As of February 10, 2026, there were approximately 1,097 stockholders of record of the Company’s Capital Stock. This number only includes stockholders of record and does not include stockholders with shares beneficially held in nominee name or within clearinghouse positions of brokers, banks or other institutions.

During 2025, the number of shares of Capital Stock repurchased by the Company, the weighted average price paid for each share, the cumulative shares repurchased under each program and the dollar amounts remaining under each program were as follows:

Company Purchase of Shares of Capital Stock

	Total Number	Weighted Average	Cumulative Shares	Dollar Amount
	of Shares	Price Paid Per	Repurchased Under	Remaining Under
	Repurchased	Share	the Program	The Program

February 2011 Program
January 1 through January 31, 2025	-	$-	11,229,358	$255,317,749
February 1 through February 28, 2025	-	-	11,229,358	255,317,749
March 1 through March 31, 2025	50,000	595.15	11,279,358	$225,560,486

First Quarter Total	50,000	$595.15

April 1 through April 30, 2025	17,952	$568.94	11,297,310	$215,346,869
May 1 through May 31, 2025	57,048	573.76	11,354,358	182,614,724
June 1 through June 30, 2025	-	-	11,354,358	$182,614,724

Second Quarter Total	75,000	$572.61

July 1 through July 31, 2025	-	$-	11,354,358	$182,614,724
August 1 through August 31, 2025 (1)	278,772	437.67	11,633,130	360,605,245
September 1 through September 30, 2025	128,728	456.52	11,761,858	$301,838,766

Third Quarter Total	407,500	$443.62

October 1 through October 31, 2025	15,000	$437.21	11,776,858	$295,280,666
November 1 through November 30, 2025	270,000	438.93	12,046,858	176,768,446
December 1 through December 31, 2025	115,000	430.31	12,161,858	$127,282,674

Fourth Quarter Total	400,000	$436.39

(1) In August 2025, our Board of Directors authorized an additional $300 million under the February 2011 Repurchase Program.

As of December 31, 2025, the number of stock options and performance share units outstanding under the Company’s equity compensation plans, the weighted average exercise price of outstanding options, and the number of securities remaining available for issuance were as follows:

EQUITY COMPENSATION PLAN INFORMATION

	Number of securities to be issued upon exercise of outstanding warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans [excluding securities reflected in column (a)]
	( a )	( b )	( c )
Plan Category

Equity compensation plans approved by stockholders (1)	1,409,255	$475.47	1,190,275

(1)          Amount includes 52,744 shares allocated to certain employees which vest upon attainment of specified earnings per share targets and specified total shareholder return targets.

Comparative Stock Performance

The graph below compares the yearly percentage change in the Company’s cumulative total stockholder return on Capital Stock (as measured by dividing (i) the sum of (A) the cumulative amount of dividends for the period December 31, 2020, to December 31, 2025, assuming dividend reinvestment, and (B) the difference between the Company’s share price at December 31, 2020 and December 31, 2025; by (ii) the share price at December 31, 2020) with the cumulative total return, assuming reinvestment of dividends, of the (1) S&P 500 Stock Index and (2) Dow Jones Industrial Diversified Index.

Item 6. Reserved

Item 7. Management’s Discussion and Analysis of Financial Conditions and Results of Operations

The information called for by this Item is set forth on pages 75 through 93 of the 2025 Annual Report to Stockholders and is incorporated herein by reference.

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

The Company did not have long-term debt at December 31, 2025.

Item 8. Financial Statements and Supplementary Data

The consolidated financial statements, together with the report thereon of PricewaterhouseCoopers LLP dated February 27, 2026, appearing on pages 41 through 71 of the 2025 Annual Report to Stockholders are incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management, under the supervision of and with the participation of the Company’s President and Chief Executive Officer and the Executive Vice President, Chief Financial Officer, and Controller has evaluated the effectiveness of the Company’s disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this report. Based on such evaluation, the Company’s President and Chief Executive Officer, and Executive Vice President, Chief Financial Officer, and Controller have concluded that, as of the end of such period, the Company’s disclosure controls and procedures are effective and are reasonably designed to ensure that all material information relating to the Company required to be included in the Company’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and that such information is accumulated and communicated to management, including the President and Chief Executive Officer, and Executive Vice President, Chief Financial Officer, and Controller, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting

Refer to Management’s Report on Internal Control over Financial Reporting and Report of Independent Registered Public Accounting Firm on pages 40 through 42 of the Company’s 2025 Annual Report to Stockholders, which are incorporated herein by reference.

Changes in Internal Control Over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act during the Company’s fiscal quarter ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

(a)Not applicable.

(b)During the quarter ended December 31, 2025, none of our officers or directors adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act or any “non-Rule 10b5-1 trading arrangement”, as defined in Item 408 of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The directors of the Company are:

Kevin J. McNamara

Ron DeLyons

Patrick P. Grace

Christopher J. Heaney

Thomas C. Hutton

Andrea R. Lindell

Eileen P. McCarthy

John M. Mount Jr.

George J. Walsh III

The additional information required under this Item is set forth in the Company’s 2026 Proxy Statement and in Part I hereof under the caption “Executive Officers of the Registrant” and is incorporated herein by reference.

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

Item 11. Executive Compensation

Information required under this Item is set forth in the Company’s 2026 Proxy Statement, which is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required under this Item is set forth in the Company’s 2026 Proxy Statement, which is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions and Director Independence.

Information required under this Item is set forth in the Company’s 2026 Proxy Statement, which is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

Audit Fees

PricewaterhouseCoopers LLP charged the Company $2,637,000 for 2025 and $2,627,000 for 2024. These fees were for professional services rendered for the integrated audit of the Company’s annual financial statements and of its internal control over financial reporting, review of the financial statements included in the Company’s Forms 10-Q and review of documents filed with the SEC.

Audit-Related Fees

PricewaterhouseCoopers LLP charged the Company $180,000 for 2025 and $175,000 for 2024, for audit-related services. These services were related primarily to the audit of one of VITAS’ Florida subsidiaries.

Tax Fees

No such services were rendered in 2025 or 2024.

All Other Fees

No such other services were rendered in 2025 or 2024.

The Audit Committee has adopted a policy which requires the Committee’s pre-approval of audit and non-audit services performed by the independent auditor to assure that the provision of such services does not impair the auditor’s independence. The Audit Committee pre-approved all of the audit and non-audit services rendered by PricewaterhouseCoopers LLP as listed above.

PART IV

Item 15	Exhibits and Financial Statement Schedule
Exhibits
3.1	Certificate of Incorporation of Chemed Corporation.*

3.2	Certificate of Amendment to Certificate of Incorporation, dated May 15, 2006.*

3.3	By-Laws of Chemed Corporation, as amended December 9, 2022*

4.1	Description of Securities.*

10.1	2006 Stock Incentive Plan, as amended August 11, 2006.*,**

10.2	2010 Stock Incentive Plan.*,**

10.3	2015 Stock Incentive Plan*,**

10.4	2018 Stock Incentive Plan*,**

10.5	2022 Stock Incentive Plan*,**

10.6	2025 Stock Incentive Plan*,**

10.7	Consulting Agreement with Timothy S. O'Toole dated June 16, 2016.*,**

10.8	Employment Agreement with Kevin J. McNamara dated May 3, 2008.*,**

10.9	First Amendment to Employment Agreement with Kevin J. McNamara dated July 9, 2009.*,**

10.10	Excess Benefits Plan, as restated and amended, effective June 1, 2001.*,**

10.11	Amendment No. 1 to Excess Benefits Plan, effective July 1, 2001.*,**

10.12	Amendment No. 2 to Excess Benefits Plan, effective November 7, 2003.*,**

10.13	Non-Employee Directors’ Deferred Compensation Plan.*,**

10.14	Chemed/Roto-Rooter Savings & Retirement Plan, effective January 1, 1999.*,**

10.15	First Amendment to Chemed/Roto-Rooter Savings & Retirement Plan, effective September 6, 2000.*,**

10.16	Second Amendment to Chemed/Roto-Rooter Savings & Retirement Plan, effective January 1, 2001.*,**

10.17	Third Amendment to Chemed/Roto-Rooter Savings & Retirement Plan, effective December 12, 2001.*,**

10.18	Directors Emeriti Plan.*,**

10.19	Chemed Corporation Change in Control Severance Plan, as amended August 3, 2018.**

10.20	Chemed Corporation Senior Executive Severance Policy, as amended August 3, 2018**

10.21	Roto-Rooter Deferred Compensation Plan No. 1, as amended January 1, 1998.*,**

10.22	Roto-Rooter Deferred Compensation Plan No. 2.*,**

10.23	Form of Performance-Based Restricted Stock Units Award*,**

10.24	Form of Stock Option Grant, pre-2013.*,**

10.25	Form of Stock Option Grant, 2013.*,**

10.26	Form of Stock Option Grant, 2015. *,**

10.27	Form of Stock Option Grant, 2018. *,**

10.28	Form of Stock Option Grant, 2022. *,**

10.29	Form of Stock Option Grant, 2025. *,**

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

10.32	Fifth Amended and Restated Credit Agreement by and among Chemed Corporation, JP Morgan Chase Bank NA, and other lenders as of June 28, 2022*

10.33	David P. Williams Agreement

10.34	Nicholas M. Westfall Transition and Separation Agreement, Filed as Exhibit 10.1, attached to the Form 10-Q filed July 31, 2025

13	2025 Annual Report to Stockholders.

14	Policies on Business Ethics of Chemed Corporation

19	Insider Trading Policy of Chemed Corporation

21	Subsidiaries of Chemed Corporation.

23	Consent of Independent Registered Public Accounting Firm.

24	Powers of Attorney.

31.1	Certification by Kevin J. McNamara pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act of 1934.

31.2	Certification by Michael D. Witzeman pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act of 1934.

32.1	Certification by Kevin J. McNamara pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2		Certification by Michael D. Witzeman pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97		Compensation Recovery Policy

101.INS		XBRL Instance Document*

101.SCH		XBRL Extension Schema*

101.CAL		XBRL Taxonomy Extension Calculation Linkbase*

101.DEF		XBRL Taxonomy Extension Definition Linkbase*

101.LAB		XBRL Taxonomy Extension Label Linkbase*

101.PRE		XBRL Taxonomy Extension Presentation Linkbase*
	*	This exhibit is being filed by means of incorporation by reference (see Index to Exhibits on page E-1). Each other exhibit is being filed with this Annual Report on Form 10-K.
	**	Management contract or compensatory plan or arrangement.
Financial Statement Schedule
See Index to Financial Statements and Financial Statement Schedule on page S-1.

Item 16. Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

February 27, 2026

CHEMED CORPORATION

/s/ Kevin J. McNamara
Kevin J. McNamara
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Kevin J. McNamara	President and Chief Executive Officer and a Director
Kevin J. McNamara	(Principal Executive Officer)

/s/ Michael D. Witzeman	Executive Vice President, Chief Financial Officer, and Controller
Michael D. Witzeman	(Principal Financial and Accounting Officer)	February 27,
2026

Ron DeLyons*
Patrick P. Grace*
Christopher J. Heaney*
Thomas C. Hutton*	-- Directors
Andrea R. Lindell*
Eileen P. McCarthy*
John M. Mount Jr.*
George J Walsh III*

* Brian C. Judkins by signing his name hereto signs this document on behalf of each of the persons indicated
above pursuant to powers of attorney duly executed by such persons and filed with the Securities and
Exchange Commission.

February 27, 2026	/s/ Brian C. Judkins
Date	Brian C. Judkins
(Attorney-in-Fact)

CHEMED CORPORATION AND SUBSIDIARY COMPANIES

INDEX TO FINANCIAL STATEMENTS

2023, 2024 AND 2025

Page(s)

Chemed Corporation Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm	41*
Consolidated Statements of Income	43*
Consolidated Balance Sheets	44*
Consolidated Statements of Cash Flows	45*
Consolidated Statements of Changes in Stockholders’ Equity	46*
Notes to Consolidated Financial Statements	47*

*Indicates page numbers in Chemed Corporation 2025 Annual Report to Stockholders

The consolidated financial statements of Chemed Corporation listed above, appearing in the 2025 Annual Report to Stockholders, are incorporated herein by reference. Schedules not included have been omitted because they are not applicable or the required information is shown in the financial statements or notes thereto as listed above.

INDEX TO EXHIBITS

			Page Number
			or
			Incorporation by
			Reference

Exhibit		File No. and	Previous
Number		Filing Date	Exhibit No.

3.1	Certificate of Incorporation of Chemed Corporation (p)	Form S-3 Reg. No. 33-44177 11/26/91	4.1

3.2	Certificate of Amendment to Certificate Incorporation, dated May 15, 2006	Form 8-K 5/16/06	3.1

3.3	By-Laws of Chemed Corporation as amended December 9, 2022	Form 8-K 12/9/22	3.1

4.1	Description of Securities	Form 10-K 2/26/20	4.1

10.1	2006 Stock Incentive Plan, as amended August 11, 2006	Form 10-Q 8/14/06, **	10.1

10.2	2010 Stock Incentive Plan	Form 8-K 5/18/10, **	99.1

10.3	2015 Stock Incentive Plan	Form S-8 7/15/15, **	4.5

10.4	2018 Stock Incentive Plan	Form S-8 5/23/18, **	4.5

10.5	2022 Stock Incentive Plan	Form S-8 5/16/22, **	4.6

10.6	2025 Stock Incentive Plan	Form S-8 5/20/25, **	4.6

10.7	Consulting Agreement with Timothy S. O'Toole dated June 16, 2016	Form 8-K 6/8/16, **	10.10

10.8	Employment Agreement with Kevin J. McNamara dated May 3, 2008.	Form 8-K 5/6/08,**	10.01

10.9	First Amendment to Employment Agreement with Kevin J. McNamara dated July 9, 2009	Form 10-Q 10/30/09, **	10.10

10.10	Excess Benefits Plan, as restated and amended, effective June 1, 2001	Form 10-K 3/12/04,**	10.24

10.11	Amendment No. 1 to Excess Benefits Plan, effective July 1, 2002	Form 10-K 3/12/04,**	10.25

10.12	Amendment No. 2 to Excess Benefits Plan, effective November 7, 2003	Form 10-K 3/12/04,**	10.26

10.13	Non-Employee Directors' Deferred Compensation Plan (p)	Form 10-K 3/24/88,**	10.10

10.14	Chemed/Roto-Rooter Saving & Retirement Plan effective January 1, 1999	Form 10-K 3/25/99,**	10.25

10.15	First Amendment to Chemed/Roto-Rooter Savings & Retirement Plan effective September 6, 2000	Form 10-K 3/28/02,**	10.22

10.16	Second Amendment to Chemed/Roto-Rooter Savings & Retirement Plan effective January 1, 2001	Form 10-K 3/28/02,**	10.23

10.17	Third Amendment to Chemed/Roto-Rooter Savings & Retirement Plan effective December 12, 2001	Form 10-K 3/28/02,**	10.24

10.18	Directors Emeriti Plan (p)	Form 10-Q 5/12/88, **	10.11

10.19	Change in Control Severance Plan as amended August 3, 2018	*, **	10.19

10.20	Senior Executive Severance Policy as amended August 3, 2018	*, **	10.20

10.21	Roto-Rooter Deferred Compensation Plan No.1, as amended January 1, 1998	Form 10-K 3/28/01,**	10.37

10.22	Roto-Rooter Deferred Compensation Plan No. 2	Form 10-K 3/28/01,**	10.38

10.23	Form of Performance Based Restricted Stock Unit Award	Form 10-K 2/27/14,**	10.32

10.24	Form of Stock Option Grant Pre-2013	Form 10-K 3/28/05,**	10.51

10.25	Form of Stock Option Grant - 2013	Form 10-K 2/27/14,**	10.35

10.26	Form of Stock Option Grant - 2015	Form 10-K 2/26/16,**	10.30

10.27	Form of Stock Option Grant - 2018	Form 10-K 2/26/20,**	10.29

10.28	Form of Stock Option Grant - 2022	Form 10-K 2/27/23,**	10.29

10.29	Form of Stock Option Grant - 2025	*,**

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

		Form 8-K 11/2/17	10.01

10.31	Corporate Integrity Agreement, effective October 30, 2017 between the Office of Inspector General of the Department of Health and Human Services and VITAS Hospice Services, L.L.C., VITAS Healthcare Corporation, VITAS Healthcare Corporation of California, VITAS Healthcare Corporation of Illinois, VITAS Healthcare Corporation of Florida, VITAS Healthcare Corporation of Ohio, VITAS Healthcare Corporation of Atlantic, VITAS Healthcare of Texas, L.P., VITAS Healthcare Corporation Midwest, and VITAS Healthcare Corporation of Georgia	Form 8-K 11/2/17	10.02

10.32	Fifth Amended and Restated Credit Agreement by and among Chemed Corporation, JP Morgan Chase Bank NA, and other lenders as of June 28, 2022	Form 8-K 6/29/22**	10.10
10.33	David P. Williams Performance Share Units Grant Letter dated January 29, 2024	Form 8-K 2/1/24	10.1

10.34	Nicholas M. Westfall Transition and Separation Agreement	Form 10-Q 7/31/25	10.1

14	Policies on Business Ethics of Chemed Corporation	Form 10-K 2/27/14,**	14

19	Insider Trading Policy of Chemed Corporation	Form 10-K 2/28/25	19

21	Subsidiaries of Chemed Corporation	*

23	Consent of Independent Registered Public Accounting Firm	*

24	Powers of Attorney	*

31.1	Certification by Kevin J. McNamara pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act of 1934	*

31.2	Certification by Michael D. Witzeman pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act of 1934	*

32.1	Certification by Kevin J. McNamara pursuant to Section 906 of the Sarbanes Oxley Act of 2002	*

32.2	Certification by Michael D. Witzeman pursuant to Section 906 of the Sarbanes Oxley Act of 2002	*

97	Compensation Recovery Policy	*

101.INS	XBRL Instance Document	*

101.SCH	XBRL Extension Schema	*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase	*

101.DEF	XBRL Taxonomy Definition Linkbase	*

101.LAB	XBRL Taxonomy Extension Label Linkbase	*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase	*

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

The Company’s management, including the President and Chief Executive Officer, and Vice President, Chief Financial Officer, and Controller, has conducted an evaluation of the effectiveness of its internal control over financial reporting as of December 31, 2025, based on the framework established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this evaluation, management concluded that internal control over financial reporting was effective as of December 31, 2025, based on criteria in Internal Control—Integrated Framework issued by COSO.

PricewaterhouseCoopers LLP, our independent registered public accounting firm, has audited the effectiveness of the Company’s internal control over financial reporting as of December 31, 2025, as stated in their report which appears on pages 41 through 42.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Chemed Corporation

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Chemed Corporation and its subsidiaries (the "Company") as of December 31, 2025 and 2024, and the related consolidated statements of income, of changes in stockholders’ equity and of cash flows for each of the three years in the period ended December 31, 2025, including the related notes (collectively referred to as the "consolidated financial statements"). We also have audited the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

VITAS Revenue Implicit Price Concessions

As described in Note 2 to the consolidated financial statements, service revenue for VITAS is reported at the amount that reflects the ultimate consideration management expects to receive in exchange for providing patient care. These amounts are due from third-party payors, primarily commercial health insurers and government programs (Medicare and Medicaid). Management estimates the transaction price for patients with deductibles and coinsurance, along with those uninsured patients, based on historical experience and current conditions. The estimate of any contractual adjustments, discounts or implicit price concessions reduces the amount of revenue initially recognized. The variable consideration is estimated based on the terms of the payment agreement, existing correspondence from the payor and the Company’s historical settlement activity. The impact of these estimates is disclosed as implicit price concessions and totaled $14.3 million for the year ended December 31, 2025.

The principal considerations for our determination that performing procedures relating to VITAS revenue implicit price concessions is a critical audit matter are (i) the significant judgment by management when developing the estimate of implicit price concessions used in determining the transaction price for each third-party payor and (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating audit evidence related to the ultimate consideration management expects to receive, estimates of implicit price concessions, the assessment of management’s evaluation of correspondence from the payor, and the Company’s historical settlement activity.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the revenue recognition process, including controls over the VITAS revenue implicit price concessions estimate. These procedures also included, among others, (i) developing an independent estimate of the implicit price concessions by utilizing historical settlement activity and (ii) comparing the independent estimate to management’s estimate. Evaluating the reasonableness of the implicit price concessions estimate involved inspecting evidence of correspondence from payors, testing the completeness and accuracy of historical settlement activity on a sample basis, and performing a retrospective review of consideration received subsequent to prior and current year-end to evaluate the reasonableness of the prior and current period estimated implicit price concessions applied by management.

/s/ PricewaterhouseCoopers LLP

Cincinnati, Ohio

February 27, 2026

We have served as the Company’s auditor since 1971.

CONSOLIDATED STATEMENTS OF INCOME

Chemed Corporation and Subsidiary Companies
(in thousands, except per share data)
For the Years Ended December 31,	2025	2024	2023

Service revenues and sales (Note 2)	$2,529,978	$2,431,287	$2,264,417
Cost of services provided and goods sold (excluding depreciation)	1,706,794	1,576,939	1,465,602
Selling, general and administrative expenses	417,188	424,360	395,120
Depreciation	54,557	52,864	50,802
Amortization	10,284	10,185	10,063
Other operating expenses (Note 20)	2,909	446	2,261
Total costs and expenses	2,191,732	2,064,794	1,923,848
Income from operations	338,246	366,493	340,569
Interest expense	(1,750)	(1,780)	(3,108)
Other income--net (Note 10)	19,282	34,752	12,906
Income before income taxes	355,778	399,465	350,367
Income taxes (Note 11)	(90,540)	(97,466)	(77,858)
Net Income	$265,238	$301,999	$272,509

Earnings Per Share (Note 16)
Net Income	$18.42	$20.10	$18.11
Average number of shares outstanding	14,398	15,024	15,050
Diluted Earnings Per Share (Note 16)
Net Income	$18.34	$19.89	$17.93
Average number of shares outstanding	14,460	15,186	15,200

The Notes to Consolidated Financial Statements are integral parts of these statements.

CONSOLIDATED BALANCE SHEETS

Chemed Corporation and Subsidiary Companies
(in thousands, except shares and per share data)
December 31,	2025	2024
Assets
Current assets
Cash and cash equivalents (Note 9)	$74,515	$178,350
Accounts receivable	182,575	171,163
Inventories	7,543	8,193
Prepaid income taxes	11,165	11,068
Prepaid expenses	26,818	25,974
Total current assets	302,616	394,748
Investments of deferred compensation plans held in trust (Notes 15 and 17)	140,347	130,960
Properties and equipment, at cost, less accumulated depreciation (Note 13)	205,662	200,837
Lease right of use asset (Note 14)	131,151	127,323
Identifiable intangible assets less accumulated amortization (Note 6)	82,764	92,206
Goodwill	666,999	666,744
Other assets (Note 12)	8,650	55,757
Total Assets	$1,538,189	$1,668,575

Liabilities
Current liabilities
Accounts payable	$64,459	$44,146
Accrued insurance	62,054	56,703
Income taxes (Note 11)	2,504	7,593
Accrued compensation	58,329	92,073
Short-term lease liability (Note 14)	40,892	42,306
Other current liabilities (Note 21)	58,892	42,874
Total current liabilities	287,130	285,695
Deferred income taxes (Note 11)	19,313	25,945
Deferred compensation liabilities (Note 15)	136,139	126,035
Long-term lease liability (Note 14)	102,867	98,538
Other liabilities	13,335	13,369
Total Liabilities	558,784	549,582
Commitments and contingencies (Note 18)
Stockholders' Equity
Capital stock - authorized 80,000,000 shares $1 par; issued 37,594,676 shares
(2024 - 37,422,348 shares)	37,595	37,422
Paid-in capital	1,592,197	1,484,176
Retained earnings	2,955,375	2,721,832
Treasury stock - 23,884,187 shares (2024 - 22,865,842 shares), at cost	(3,608,117)	(3,126,660)
Deferred compensation payable in Company stock (Note 15)	2,355	2,223
Total Stockholders' Equity	979,405	1,118,993
Total Liabilities and Stockholders' Equity	$1,538,189	$1,668,575

The Notes to Consolidated Financial Statements are integral parts of these statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
Chemed Corporation and Subsidiary Companies
(in thousands)
For the Years Ended December 31,	2025	2024	2023
Cash Flows from Operating Activities
Net income	$265,238	$301,999	$272,509
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	64,841	63,049	60,865
Stock option expense	32,671	32,033	30,082
Benefit for deferred income taxes	(5,944)	(4,138)	(8,027)
Noncash portion of long-term incentive compensation	4,886	18,794	9,267
Litigation settlements	1,425	(5,750)	2,050
Noncash directors' compensation	1,123	1,282	1,444
Amortization of debt issuance costs	321	321	580
Changes in operating assets and liabilities:
(Increase)/decrease in accounts receivable	(11,596)	10,678	(41,488)
Decrease/(increase) in inventories	650	3,831	(1,732)
(Increase)/decrease in prepaid expenses	(844)	4,237	87
Decrease in accounts payable and other current liabilities	(5,194)	(9,279)	(9,348)
Change in current income taxes	(6,217)	2,182	11,748
Net change in lease assets and liabilities	(806)	(674)	(1,424)
Decrease/(increase) in other assets	36,835	(25,591)	(9,952)
Increase in other liabilities	10,424	22,749	12,802
Other sources	459	1,774	836
Net cash provided by operating activities	388,272	417,497	330,299
Cash Flows from Investing Activities
Capital expenditures	(62,795)	(49,531)	(56,854)
Proceeds from sale of fixed assets	4,568	3,315	640
Business combinations, net of cash acquired	(225)	(97,400)	(3,994)
Other uses	(888)	(295)	(434)
Net cash used by investing activities	(59,340)	(143,911)	(60,642)
Cash Flows from Financing Activities
Purchases of treasury stock	(431,500)	(361,389)	(67,697)
Dividends paid	(31,695)	(27,092)	(23,502)
Proceeds from exercise of stock options	27,152	56,517	102,192
Change in cash overdraft payable	10,970	(15,749)	15,749
Capital stock surrendered to pay taxes on stock-based compensation	(8,819)	(9,457)	(9,557)
Payments on other long-term debt	-	-	(97,500)
Other sources/(uses)	1,125	(2,024)	490
Net cash used by financing activities	(432,767)	(359,194)	(79,825)
(Decrease)/increase in cash and cash equivalents	(103,835)	(85,608)	189,832
Cash and cash equivalents at beginning of year	178,350	263,958	74,126
Cash and cash equivalents at end of year	$74,515	$178,350	$263,958

The Notes to Consolidated Financial Statements are integral parts of these statements.

CONSOLIDATED STATEMENTS OF CHANGES
IN STOCKHOLDERS' EQUITY
Chemed Corporation and Subsidiary Companies
(in thousands, except per share data)					Deferred
					Compensation
				Treasury	Payable in
	Capital	Paid-in	Retained	Stock-	Company
	Stock	Capital	Earnings	at Cost	Stock	Total
Balance at December 31, 2022	$36,796	$1,149,899	$2,197,918	$(2,588,145)	$2,247	$798,715
Net income	-	-	272,509	-	-	272,509
Dividends paid ($1.56 per share)	-	-	(23,502)	-	-	(23,502)
Stock awards and exercise of stock options (Note 4)	388	190,835	-	(57,796)	-	133,427
Purchases of treasury stock (Note 19)	-	-	-	(73,813)	-	(73,813)
Other	-	539	-	166	(165)	540
Balance at December 31, 2023	$37,184	$1,341,273	$2,446,925	$(2,719,588)	$2,082	$1,107,876
Net income	-	-	301,999	-	-	301,999
Dividends paid ($1.80 per share)	-	-	(27,092)	-	-	(27,092)
Stock awards and exercise of stock options (Note 4)	238	144,878	-	(45,947)	-	99,169
Purchases of treasury stock (Note 19)	-	-	-	(358,737)	-	(358,737)
Excise tax on share repurchase	-	-	-	(2,246)	-	(2,246)
Other	-	(1,975)	-	(142)	141	(1,976)
Balance at December 31, 2024	$37,422	$1,484,176	$2,721,832	$(3,126,660)	$2,223	$1,118,993
Net income	-	-	265,238	-	-	265,238
Dividends paid ($2.20 per share)	-	-	(31,695)	-	-	(31,695)
Stock awards and exercise of stock options (Note 4)	173	106,850	-	(50,010)	-	57,013
Purchases of treasury stock (Note 19)	-	-	-	(428,035)	-	(428,035)
Excise tax on share repurchase	-	-	-	(3,282)	-	(3,282)
Other	-	1,171	-	(130)	132	1,173
Balance at December 31, 2025	$37,595	$1,592,197	$2,955,375	$(3,608,117)	$2,355	$979,405

The Notes to Consolidated Financial Statements are integral parts of these statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Summary of Significant Accounting Policies

NATURE OF OPERATIONS

We operate through our two wholly-owned subsidiaries: VITAS Healthcare Corporation (“VITAS”) and Roto-Rooter Group, Inc. (“Roto-Rooter”). VITAS focuses on hospice care that helps make terminally ill patients' final days as comfortable as possible. Through its team of doctors, nurses, home health aides, social workers, clergy and volunteers, VITAS provides direct medical services to patients, as well as spiritual and emotional counseling to both patients and their families. Roto-Rooter provides plumbing, drain cleaning, excavation and water restoration services to both residential and commercial customers. Through its network of company-owned branches, Independent Contractors and franchisees, Roto-Rooter offers plumbing, drain cleaning service and water restoration to over 90% of the U.S. population.

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

As further discussed in Note 3, Chemed has $45.5 million in standby letters of credit outstanding. These letters of credit are with large, highly rated financial institutions. The Company periodically reviews published default tables related to these institutions to assess the need for an allowance. Chemed believes that any expected credit loss related to outstanding letters of credit based on current economic conditions is not material. The allowance for credit losses is not material at December 31, 2025.

CASH EQUIVALENTS

Cash equivalents comprise short-term, highly liquid investments, including overnight deposits and money market funds that have original maturities of three months or less.

CONCENTRATION OF RISK

As of December 31, 2025, and 2024, approximately 58% and 64%, respectively, of VITAS’ total accounts receivable balances were from Medicare and 34% and 31%, respectively, of VITAS’ total accounts receivable balances were due from various state Medicaid or managed Medicaid programs. Combined accounts receivable from Medicare, Medicaid, and managed Medicaid represent approximately 78% of the consolidated net accounts receivable in the accompanying consolidated balance sheets as of December 31, 2025.

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

DEPRECIATION AND PROPERTIES AND EQUIPMENT

Depreciation of properties and equipment is computed using the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized over the lesser of the remaining lease terms (excluding option terms) or their useful lives. Expenditures for maintenance, repairs, renewals and betterments that do not materially prolong the useful lives of the assets are expensed as incurred. The cost of property retired or sold and the related accumulated depreciation are removed from the accounts, and the resulting gain or loss is reflected currently in other operating expenses/(income).

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

The weighted average lives of our property and equipment at December 31, 2025, were:

Buildings and building improvements	13.9	yrs.
Transportation equipment	8.2
Machinery and equipment	5.0
Computer software	3.8
Furniture and fixtures	4.5

GOODWILL AND INTANGIBLE ASSETS

The table below shows a rollforward of goodwill (in thousands):

		Roto-
	Vitas	Rooter	Total
Balance at December 31, 2023	$334,063	$250,954	$585,017
Business combinations	70,803	11,062	81,865
Foreign currency adjustments	-	(138)	(138)
Balance at December 31, 2024	$404,866	$261,878	$666,744
Business combinations		185	185
Foreign currency adjustments	-	70	70
Balance at December 31, 2025	$404,866	$262,133	$666,999

Identifiable, definite-lived intangible assets arise from purchase business combinations and are amortized using either an accelerated method or the straight-line method over the estimated useful lives of the assets. The selection of an amortization method is based on which method best reflects the economic pattern of usage of the asset. Reacquired franchise rights are amortized over the remaining term of the franchise agreement at the time of acquisition. The weighted average lives of our identifiable, definite-lived intangible assets at December 31, 2025, were:

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

We completed our qualitative analysis for impairment of goodwill and our indefinite-lived intangible assets as of October 1, 2025. Based on our assessment, we do not believe that it is more likely than not that our reporting units or indefinite-lived assets fair values are less than their carrying values.

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

CLOUD COMPUTING

As of December 31, 2025, Roto-Rooter has no significant capitalized implementation cost related to cloud computing. There are two projects included in prepaid assets in the accompanying balance sheet which have implementation costs of $415,000. No amortization has been recorded for these two projects as they have not been placed into service.

VITAS utilizes a human resource system that is considered a cloud computing arrangement. We have capitalized approximately $5.6 million related to implementation of this project which were included in prepaid assets in the accompanying balance sheets. The VITAS human resource system was placed into service in January 2020 and was amortized through August 2025. For each of the years ending December 31, 2025, 2024 and 2023, amortization expense of $663,000, $995,000, and $995,000 has been recognized, respectively.

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

ADVERTISING

We expense the production costs of advertising the first time the advertising takes place. We pay for and expense the cost of internet advertising and placement on a “per click” basis. Similarly, the majority of our telephone directory listings and certain types of internet advertising are paid for and expensed on a “cost per call” basis. Advertising expense for the year ended December 31, 2025 was $83.1 million (2024 - $78.8 million; 2023 – $72.2 million).

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

Our casualty insurance liabilities are recorded gross before any estimated recovery for amounts exceeding our stop loss limits. Estimated recoveries from insurance carriers are recorded as accounts receivable. Claims experience adjustments to our casualty and workers’ compensation accrual for the years ended December 31, 2025, 2024 and 2023, were net pretax expense/(credits) of $81,000, ($10,374,000), and ($6,862,000) respectively.

INCOME TAXES

We adopted ASU 2023-09 for the year ending December 31, 2025, and applied a retrospective approach to all periods presented in our consolidated financial statements. In December 2023, the FASB issued Accounting Standards Update “ASU 2023-09 – Income Tax Disclosure”. The guidance required a reconciliation between the amount of reported income tax expense from continuing operations and the amount computed from the income multiplied by the United States federal income tax rate. In addition, the guidance required an annual disaggregation between the income tax rate reconciliation and potential key categories: state and local income tax, tax credits, changes in valuation allowances, nontaxable or nondeductible tax items and changes in unrecognized tax benefits. Those not meeting the disaggregation conditions were aggregated within other adjustments. See Note 11 for the detail of income taxes.

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

Our effective income tax rate was 25.4%, 24.4% and 22.2% for the years ended December 31, 2025, 2024, and 2023, respectively. Excess tax expense on stock compensation increased our income tax expense by $696,000 for the year ended December 31, 2025 and excess tax benefit on stock options reduced our income tax expenses by $4.4 million, and $4.3 million for the years ended December 31, 2024 and 2023, respectively.

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

Care is provided to patients regardless of their ability to pay. Patients who meet our criteria for charity care are provided care without charge. There is no revenue or associated accounts receivable in the accompanying consolidated financial statements related to charity care. The cost of providing charity care during the years ended December 31, 2025, 2024 and 2023, was $8.6 million, $9.2 million and $8.1 million, respectively and is included in cost of services provided and goods sold. The cost of charity care is calculated by taking the ratio of charity care days to total days of care and multiplying by total cost of care.

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

We are subject to certain limitations on Medicare payments for services which are considered variable consideration, as follows:

Inpatient Cap. If the number of inpatient care days any hospice program provides to Medicare beneficiaries exceeds 20% of the total days of hospice care such program provided to all Medicare patients for an annual period beginning September 28, the days in excess of the 20% figure may be reimbursed only at the routine homecare rate. None of VITAS’ hospice programs exceeded the payment limits on inpatient services during the years ended December 31, 2025, 2024 and 2023.

Medicare Cap. We are also subject to a Medicare annual per-beneficiary cap (“Medicare cap”). Compliance with the Medicare cap is measured in one of two ways based on a provider election. The “streamlined” method compares total Medicare payments received under a Medicare provider number with respect to services provided to all Medicare hospice care beneficiaries in the program or programs covered by that Medicare provider number with the product of the per-beneficiary cap amount and the number of Medicare beneficiaries electing hospice care for the first time from that hospice program or programs from September 28 through September 27 of the following year. At December 31, 2025, all our programs except one are using the “streamlined” method.

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

During the year ended December 31, 2025 we recorded $27.2 million in Medicare cap revenue reduction related to five programs’ projected 2025 measurement period liability and five programs’ 2026 measurement period liability.

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

At December 31, 2025 and 2024, the Medicare cap liability included in other current liabilities on the accompanying balance sheets was $30.9 million and $13.6 million, respectively.

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

The composition of patient care service revenue by payor and level of care for the year ended December 31, 2025 is as follows (in thousands):

	Medicare	Medicaid	Commercial	Total
Routine home care	$1,363,503	46,137	34,854	$1,444,494
Inpatient care	115,542	8,553	8,953	133,048
Continuous care	79,787	2,601	4,273	86,661
	$1,558,832	$57,291	$48,080	$1,664,203

All other revenue - self-pay, respite care, etc.				22,926
Subtotal				$1,687,129
Medicare cap adjustment				(27,161)
Implicit price concessions				(14,305)
Room and board, net				(15,562)
Net revenue				$1,630,101

The composition of patient care service revenue by payor and level of care for the year ended December 31, 2024 is as follows (in thousands):

	Medicare	Medicaid	Commercial	Total
Routine home care	$1,249,009	49,807	27,672	$1,326,488
Inpatient care	103,868	8,900	7,836	120,604
Continuous care	92,417	3,375	3,954	99,746
	$1,445,294	$62,082	$39,462	$1,546,838

All other revenue - self-pay, respite care, etc.				19,455
Subtotal				$1,566,293
Medicare cap adjustment				(8,414)
Implicit price concessions				(13,597)
Room and board, net				(13,304)
Net revenue				$1,530,978

The composition of patient care service revenue by payor and level of care for the year ended December 31, 2023 is as follows (in thousands):

	Medicare	Medicaid	Commercial	Total
Routine home care	$1,067,629	44,833	23,975	$1,136,437
Inpatient care	97,873	8,698	5,848	112,419
Continuous care	78,994	3,123	3,557	85,674
	$1,244,496	$56,654	$33,380	$1,334,530

All other revenue - self-pay, respite care, etc.				13,582
Subtotal				$1,348,112
Medicare cap adjustment				(8,000)
Implicit price concessions				(14,196)
Room and board, net				(10,851)
Net revenue				$1,315,065

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

The composition of disaggregated revenue for the years ended December 31, 2025, 2024 and 2023 is as follows (in thousands):

	2025	2024	2023
Drain cleaning	$231,794	$237,534	$249,069
Plumbing	182,721	181,370	196,695
Excavation	238,390	227,413	233,196
Other	786	883	936
Subtotal - short term core	653,691	647,200	679,896
Water restoration	190,216	178,016	185,550
Independent contractors	69,405	72,777	85,749
Franchisee fees	5,718	5,814	5,658
Other	18,894	23,329	19,083
Gross revenue	$937,924	$927,136	$975,936
Implicit price concessions and credit memos	(38,047)	(26,827)	(26,584)
Net revenue	$899,877	$900,309	$949,352

3.    Long-Term Debt and Lines of Credit

On June 28, 2022, we replaced our existing credit facility with a fifth amended and restated Credit Agreement (“2022 Credit Facilities”). Terms of the 2022 Credit Facilities consist of a five-year $450 million revolver as well as a five-year $100 million term loan. The 2022 Credit Facilities have a floating interest rate that is generally the secured overnight financing rate (“SOFR”) plus an additional tiered rate which varies based on our current leverage ratio. As of December 31, 2025 and 2024, the interest rate is SOFR plus 100 basis points. The 2022 Credit Facilities include an expansion feature that provides the Company the opportunity to increase its revolver and/or term loan by an additional $250 million.

The term loan was repaid in 2023. This prepayment reduced the total borrowing capacity of the 2022 Credit Facilities from $550.0 million to $450.0 million There were no prepayment penalties associated with repayments. There are no significant deferred debt issuance costs capitalized related to the term loan.

Capitalized interest was not material for any of the periods shown. Summarized below are the total amounts of interest paid during the years ended December 31 (in thousands):

2025	$1,345
2024	1,161
2023	2,645

The 2022 Credit Facilities contains the following quarterly financial covenants effective as of December 31, 2025:

Chemed
Description	Requirement	December 31, 2025

Leverage Ratio (Consolidated Indebtedness/Consolidated Adj. EBITDA)	< 3.50 to 1.00	(0.05) to 1.00

Interest Coverage Ratio (Consolidated Adj. EBITDA/Consolidated Interest Expense)	> 3.00 to 1.00	260.84 to 1.00

We are in compliance with all debt covenants as of December 31, 2025. We have issued $45.5 million in standby letters of credit as of December 31, 2025 for insurance purposes. Issued letters of credit reduce our available credit under the 2022 Credit Facilities. As of December 31, 2025, we have approximately $404.5 million of unused lines of credit available and eligible to be drawn down under our revolving credit facility.

4.    Stock-Based Compensation Plans

We have four stock incentive plans under which a total of 5.5 million shares were able to be issued to key employees and directors through a grant of stock options, stock awards and/or performance stock units (“PSUs”). The Compensation/Incentive Committee (“CIC”) of the Board of Directors administers these plans.

We grant stock options, stock awards and PSUs to our officers, other key employees and directors to better align their long-term interests with those of our shareholders. We grant stock options at an exercise price equal to the market price of our stock on the date of grant. Options vest ratably annually over a three year period. Those granted after 2014 have a contractual life of 5 years. Unrestricted stock awards generally are granted to our non-employee directors annually at the time of our annual meeting. PSUs are contingent upon achievement of multi-year earnings per share (“EPS”) targets or total shareholder return (“TSR”) targets. Upon achievement of targets, PSUs are converted to unrestricted shares of stock.

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

In May 2025, the CIC granted 1,939 unrestricted shares of stock to the Company’s outside directors. In December 2025, the CIC granted 1,702 unrestricted shares of stock to one former VITAS executive as part of a severance agreement.

PERFORMANCE AWARDS

The CIC determines a targeted number of PSUs to be granted to each participant. A participant can ultimately receive up to 200% of the targeted PSUs based upon exceeding the respective EPS and TSR targets.

In February 2023, 2024, and 2025, the CIC granted PSUs contingent upon the achievement of certain TSR targets as compared to the TSR of a group of peer companies for the three-year measurement period, at which date the awards may vest. We utilize a Monte Carlo simulation approach in a risk-neutral framework with inputs including historical volatility and the risk-free rate of interest to value these TSR awards. We amortize the total estimated cost over the service period of the award.

In February 2023, 2024, and 2025, the CIC granted PSUs contingent on the achievement of certain EPS targets over the three-year measurement period. At the end of each reporting period, we estimate the number of shares of stock we believe will ultimately vest and record that expense over the service period of the award.

Comparative data for the PSUs include:

	2025 Awards	2024 Awards	2023 Awards
TSR Awards
Shares of stock granted - target	7,920	7,133	8,107
Per-share fair value	$761.79	$673.71	$633.32
Volatility	22.0%	21.8%	25.5%
Risk-free interest rate	4.2%	4.4%	4.3%

EPS Awards
Shares of stock granted - target	7,920	7,133	8,107
Per-share fair value	$557.31	$586.49	$515.12

TSR Awards - Former CFO One-Time Grant
Shares of stock granted - target	-	6,424	-
Per-share fair value	$-	$830.86	$-
Volatility	-%	22.00%	-%
Risk-free interest rate	-%	4.07%	-%

Common Assumptions
Service period (years)	2.9	2.9	2.9
Three-year measurement period ends December 31,	2027	2026	2025

The following table summarizes total stock option, stock award and PSU activity during 2025:

	Stock Options				Stock Awards		Performance Units (PSUs)
						Weighted
		Weighted Average		Aggregate		Average			Weighted
			Remaining	Intrinsic		Grant-Date	Number of		Average
	Number of	Exercise	Contractual	Value	Number of	Per-Share	Target		Grant-Date
	Options	Price	Life (Years)	(thousands)	Awards	Fair Value	Units		Price
Outstanding at December 31, 2024	1,182,181	$508.85			-	$-	51,720		$606.99
Granted	441,501	443.79			3,641	514.42	23,805		592.70
Exercised/Vested	(148,130)	461.37			(3,641)	514.42	(20,557)		491.37
Canceled/ Forfeited	(119,041)	496.32			-	-	(6,668)		611.20
Outstanding at December 31, 2025	1,356,511	$493.96	3.3	-	-	$-	48,300		$648.58

Vested and expected to vest
at December 31, 2025	1,356,511	$493.96	3.3	-	-	$-	22,674	*	$621.91
Exercisable at December 31, 2025	634,160	494.62	2.2	-	n.a.	n.a.	n.a.		n.a.
* Amount includes 10,743 share units which vested and were converted to shares of stock and distributed in the first quarter of 2026.

We estimate the fair value of stock options using the Black-Scholes valuation model. We determine expected term, volatility, and dividend yield and forfeiture rate based on our historical experience. We believe that historical experience is the best indicator of these factors.

Comparative data for stock options, stock awards and PSUs include (in thousands, except per-share amounts):

	Years Ended December 31,
	2025	2024	2023
Total compensation expense of stock-based compensation
plans charged against income	$38,680	$52,110	$40,793
Total income tax benefit recognized in income for stock
based compensation expense charged against income	9,705	12,730	9,709
Total intrinsic value of stock options exercised	18,197	42,914	54,681
Total intrinsic value of stock awards vested during the period	1,873	1,282	1,444
Per-share weighted average grant-date fair value of
stock awards granted	514.42	564.34	545.69

The assumptions we used to value stock option grants are as follows:

	2025	2024	2023
Stock price on date of issuance	$443.79	$597.70	$509.46
Grant date fair value per option	$85.83	$114.55	$111.24
Number of options granted	441,501	318,015	315,555
Expected term (years)	3.5	3.5	3.5
Risk free rate of return	3.51%	4.02%	4.99%
Volatility	20.2%	17.81%	19.24%
Dividend yield	0.5%	0.3%	0.3%
Forfeiture rate	-	-	-

Other data for stock options, stock awards and PSUs for 2025 include (dollar amounts in thousands):

	Stock	Stock
	Options	Awards	PSUs

Total unrecognized compensation at the end of the year	$63,432	$-	$6,024
Weighted average period over which unrecognized compensation to be recognized (years)	2.2	-	1.6
Actual income tax benefit realized	$4,040	$416	$891
Aggregate intrinsic value vested and expected to vest	$-	$-	$9,710

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

5.    Segments and Nature of the Business

In November 2023, the FASB issued Accounting Standards Update “ASU 2023-07 – Improvements to Reportable Segment Disclosures”. The guidance provides enhanced disclosures about significant segment expenses. The purpose of the amendment is to provide investors with a better understanding of an entity’s overall performance and assess potential future cash flows. The ASU does not change how an entity identifies its operating segments. We adopted ASU 2023-07 for the year ending December 31, 2025, and applied a retrospective approach to all periods presented in our consolidated financial statements.

Our segments include the VITAS segment and the Roto-Rooter segment, which comprise the structure used by our President and Chief Executive Officer, who has been determined to be our Chief Operating Decision Maker (“CODM”) to make key operating decisions and assess performance. Relative contributions of each segment to service revenues and sales were 64% and 36% in 2025, 63% and 37% in 2024, and 58% and 42% in 2023. The vast majority of our service revenues and sales from continuing operations are generated from business within the United States. Service revenues and sales by business segment are shown in Note 2.

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

Segment data are set forth below (in thousands):

			Reportable		Chemed
2025 (in thousands)	VITAS	Roto-Rooter	Segments	Corporate	Consolidated
Service revenues and sales	$1,630,101	$899,877	$2,529,978	$-	$2,529,978

Cost of services provided and goods sold
(excluding depreciation)
Wages	946,833	306,619	1,253,452	-	1,253,452
Patient care expense	166,680	-	166,680	-	166,680
Other expenses	144,191	142,471	286,662	-	286,662
Total cost of services provided and goods sold	1,257,704	449,090	1,706,794	-	1,706,794

Selling, general and administrative expense
Wages	66,845	85,858	152,703	17,355	170,058
Advertising	-	77,138	77,138	-	77,138
Stock compensation	-	-	-	38,296	38,296
Other expenses	33,830	84,051	117,881	13,815	131,696
Total selling, general and administrative expense	100,675	247,047	347,722	69,466	417,188

Depreciation	21,308	33,200	54,508	49	54,557
Amortization	104	10,180	10,284	-	10,284
Other operating expense/(income)	3,375	(466)	2,909	-	2,909
Total costs and expenses	1,383,166	739,051	2,122,217	69,515	2,191,732
Income/(loss) from operations	246,935	160,826	407,761	(69,515)	338,246

Interest expense	(185)	(611)	(796)	(954)	(1,750)
Intercompany interest income/(expense)	22,455	16,245	38,700	(38,700)	-
Other income - net	327	70	397	18,885	19,282
Income/(expense) before income taxes	269,532	176,530	446,062	(90,284)	355,778
Income taxes	(65,523)	(41,037)	(106,560)	16,020	(90,540)
Net income/(loss)	$204,009	$135,493	$339,502	$(74,264)	$265,238

Identifiable assets	$784,927	$528,587	$1,313,514	$224,675	$1,538,189

Additions to long-lived assets	$32,190	$31,602	$63,792	$35	$63,827

			Reportable		Chemed
2024 (in thousands)	VITAS	Roto-Rooter	Segments	Corporate	Consolidated
Service revenues and sales	$1,530,978	$900,309	$2,431,287	$-	$2,431,287

Cost of services provided and goods sold
(excluding depreciation)
Wages	860,025	303,458	1,163,483	-	1,163,483
Patient care expense	148,165	-	148,165	-	148,165
Other expenses	138,613	126,678	265,291	-	265,291
Total cost of services provided and goods sold	1,146,803	430,136	1,576,939	-	1,576,939

Selling, general and administrative expense
Wages	69,139	81,519	150,658	17,132	167,790
Advertising	-	73,147	73,147	-	73,147
Stock compensation	-	-	-	52,185	52,185
Other expenses	30,425	78,186	108,611	22,627	131,238
Total selling, general and administrative expense	99,564	232,852	332,416	91,944	424,360

Depreciation	20,362	32,452	52,814	50	52,864
Amortization	105	10,080	10,185	-	10,185
Other operating expense	178	268	446	-	446
Total costs and expenses	1,267,012	705,788	1,972,800	91,994	2,064,794
Income/(loss) from operations	263,966	194,521	458,487	(91,994)	366,493

Interest expense	(171)	(431)	(602)	(1,178)	(1,780)
Intercompany interest income/(expense)	20,211	14,397	34,608	(34,608)	-
Other income - net	227	69	296	34,456	34,752
Income/(expense) before income taxes	284,233	208,556	492,789	(93,324)	399,465
Income taxes	(67,414)	(48,510)	(115,924)	18,458	(97,466)
Net income/(loss)	$216,819	$160,046	$376,865	$(74,866)	$301,999

Identifiable assets	$839,568	$529,076	$1,368,644	$299,931	$1,668,575

Additions to long-lived assets	$108,629	$38,274	$146,903	$275	$147,178

			Reportable		Chemed
2023 (in thousands)	VITAS	Roto-Rooter	Segments	Corporate	Consolidated
Service revenues and sales	$1,315,065	$949,352	$2,264,417	$-	$2,264,417

Cost of services provided and goods sold
(excluding depreciation)
Wages	766,264	307,160	1,073,424	-	1,073,424
Patient care expense	126,259	-	126,259	-	126,259
Other expenses	125,100	140,819	265,919	-	265,919
Total cost of services provided and goods sold	1,017,623	447,979	1,465,602	-	1,465,602

Selling, general and administrative expense
Wages	62,503	83,070	145,573	17,993	163,566
Advertising	-	67,709	67,709	-	67,709
Stock compensation	-	-	-	41,771	41,771
Other expenses	30,793	80,808	111,601	10,473	122,074
Total selling, general and administrative expense	93,296	231,587	324,883	70,237	395,120

Depreciation	19,959	30,790	50,749	53	50,802
Amortization	104	9,959	10,063	-	10,063
Other operating (income)/expense	(12)	2,273	2,261	-	2,261
Total costs and expenses	1,130,970	722,588	1,853,558	70,290	1,923,848
Income/(loss) from operations	184,095	226,764	410,859	(70,290)	340,569

Interest expense	(180)	(442)	(622)	(2,486)	(3,108)
Intercompany interest income/(expense)	19,400	11,918	31,318	(31,318)	-
Other income - net	1,309	126	1,435	11,471	12,906
Income/(expense) before income taxes	204,624	238,366	442,990	(92,623)	350,367
Income taxes	(46,115)	(50,125)	(96,240)	18,382	(77,858)
Net income/(loss)	$158,509	$188,241	$346,750	$(74,241)	$272,509

Identifiable assets	$778,950	$523,450	$1,302,400	$365,695	$1,668,095

Additions to long-lived assets	$17,450	$43,514	$60,964	$274	$61,238

6.    Intangible Assets

Amortization of definite-lived intangible assets for the years ended December 31, 2025, 2024 and 2023, was $10.3 million, $10.2 million and $10.1 million, respectively. The following is a schedule by year of projected amortization expense for definite-lived intangible assets (in thousands):

2026	$9,936
2027	616
2028	413
2029	238
2030	160
Thereafter	1,397

The balance in identifiable intangible assets comprises the following (in thousands):

	Gross	Accumulated	Net Book
	Asset	Amortization	Value
December 31, 2025
Referral networks	$1,178	$(601)	$577
Covenants not to compete	2,634	(2,484)	150
Customer lists	4,745	(2,649)	2,096
Reacquired franchise rights	73,635	(63,698)	9,937
Subtotal - definite-lived intangibles	82,192	(69,432)	12,760
VITAS trade name	51,300	-	51,300
Roto-Rooter trade name	150	-	150
Operating licenses	18,554	-	18,554
Total	$152,196	$(69,432)	$82,764

December 31, 2024
Referral networks	$1,228	$(507)	$721
Covenants not to compete	2,579	(2,422)	157
Customer lists	4,744	(2,433)	2,311
Reacquired franchise rights	73,605	(53,785)	19,820
Subtotal - definite-lived intangibles	82,156	(59,147)	23,009
VITAS trade name	51,300	-	51,300
Roto-Rooter trade name	150	-	150
Operating licenses	17,747	-	17,747
Total	$151,353	$(59,147)	$92,206

7.    Acquisitions

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
$85,000

The pro forma revenue and earnings for the Company for the years ended December 31, 2025, 2024 and 2023 as if the Covenant acquisition made in 2024 was completed on January 1, 2023 are as follows (in thousands, except per share data):

	For the Years Ended December 31,
	2025	2024	2023

Service revenues and sales	$2,529,978	$2,448,419	$2,320,177
Net income	$265,238	$306,224	$279,615
Earnings per share	$18.42	$20.38	$18.58
Diluted earnings per share	$18.34	$20.16	$18.40

Revenue and net income from other acquisitions made in 2025, 2024 and 2023 are not material.

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

8.    Discontinued Operations

At December 31, 2025 and 2024, the accrual for our estimated liability for potential environmental cleanup and related costs arising from the 1991 sale of DuBois amounted to $1.7 million. Of the 2025 balance, $826,000 is included in other current liabilities and $882,000 is included in other liabilities (long-term).

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

9.    Cash Overdrafts, Cash Equivalents, and Supplemental Cash Flow Disclosure

Included in the accompanying Consolidated Balance Sheets are $2.1 million, $1.1 million, and $690,000 of capitalized property and equipment which were not paid for as of December 31, 2025, 2024, and 2023, respectively. These amounts have been excluded from capital expenditures in the accompanying Consolidated Statements of Cash Flows. There are no material non-cash amounts included in interest expense for any period presented.

There are $11.0 million of cash overdrafts included in accounts payable as of December 31, 2025. There were no cash overdrafts included in accounts payable as of December 31, 2024.

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

10.    Other Income -- Net

Other income -- net comprises the following (in thousands):

	For the Years Ended December 31,
	2025	2024	2023

Market value gains related to deferred
compensation trusts	$10,550	$20,139	$6,404
Interest income	8,745	14,610	6,270
Other	(13)	3	232
Total other income - net	$19,282	$34,752	$12,906

The market value gain relates to realized and unrealized activity on the assets in the deferred compensation trust. There is an offsetting amount in selling, general and administrative expense to reflect the corresponding increase in the liability.

11.    Income Taxes

The provision for income taxes comprises the following (in thousands):

	For the Years Ended December 31,
	2025	2024	2023
Current
U.S. federal	$83,410	$85,802	$75,333
U.S. state and local	12,667	15,301	9,983
Foreign	406	501	569
Deferred
U.S. federal, state and local	(5,940)	(4,140)	(8,029)
Foreign	(3)	2	2
Total	$90,540	$97,466	$77,858

A summary of the temporary differences that give rise to deferred tax assets/ (liabilities) follows (in thousands):

	December 31,
	2025	2024
Accrued liabilities	$45,738	$42,411
Lease liabilities	34,613	33,982
Stock compensation expense	13,017	11,229
Implicit price concessions	5,234	8,115
State net operating loss carryforwards	2,384	1,839
Other	836	1,214
Deferred income tax assets	101,822	98,790
Amortization of intangible assets	(45,259)	(42,754)
Accelerated tax depreciation	(33,490)	(29,814)
Right of use lease assets	(31,535)	(30,679)
Currents assets	(4,689)	(4,244)
State income taxes	(2,134)	(2,042)
Market valuation of investments	(3,902)	(3,661)
Deposit with OAS	-	(11,413)
Other	(126)	(128)
Deferred income tax liabilities	(121,135)	(124,735)
Net deferred income tax liabilities	$(19,313)	$(25,945)

At December 31, 2025 and 2024, state net operating loss carryforwards were $52.0 million and $39.4 million, respectively. These net operating losses will expire, in varying amounts, between 2026 and 2045. Based on our history of operating earnings, we have determined that our operating income will, more likely than not, be sufficient to ensure realization of our deferred income tax assets.

A reconciliation of the beginning and ending of year amount of our unrecognized tax benefit is as follows (in thousands):

	2025	2024	2023
Balance at January 1,	$1,709	$1,221	$1,313
Decrease due to expiration of statute of limitations	(284)	(207)	(355)
Unrecognized tax benefits due to positions taken in current year	(138)	695	263
Balance at December 31,	$1,287	$1,709	$1,221

We file tax returns in the U.S. federal jurisdiction and various states. The years ended December 31, 2022 and forward remain open for review for federal income tax purposes. The earliest open year relating to any of our major state jurisdictions is the fiscal year ended December 31, 2021.

We classify interest related to our accrual for uncertain tax positions in separate interest accounts. As of December 31, 2025, and 2024, we have approximately $180,000 and $275,000, respectively, accrued in interest payable related to uncertain tax positions. These accruals are included in other current liabilities in the accompanying consolidated balance sheet. Net interest expense related to uncertain tax positions included in interest expense in the accompanying consolidated statement of income is not material.

The difference between the actual income tax provision for continuing operations and the income tax provision calculated at the statutory U.S. federal tax rate is explained as follows (in thousands):

	For the Years Ended December 31,
	2025		2024		2023

U.S. federal tax at statutory rate	$74,713	21.0%	$83,888	21.0%	$73,577	21.0%
State and local income taxes, net of federal income tax effect (1)	8,752	2.5	11,811	3.0	2,306	0.7
Nontaxable and nondeductible expenses
Limitation on executive compensation	4,427	1.2	6,012	1.5	5,268	1.5
Excess stock compensation tax provision/(benefits)	696	0.2	(4,442)	(1.1)	(4,330)	(1.2)
Other	1,472	0.4	1,426	0.3	1,332	0.3
Other adjustments--net	480	0.1	(1,229)	(0.3)	(295)	(0.1)
Effective income tax rate	$90,540	25.4%	$97,466	24.4%	$77,858	22.2%

(1) The states that contribute to the majority (greater than 50%) of the tax effect in this category include California, Florida and Illinois for 2025 and 2024, and 2023.

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

Summarized below are the total amounts of income taxes paid (net of refunds received) during the years ended December 31 (in thousands):

	For the Years Ended December 31,
	2025	2024	2023
Federal	$88,500	$85,000	$63,550
State	13,795	13,110	9,856
Foreign	409	618	470
Total (1)	$102,704	$98,728	$73,876

(1) In 2025, 2024, and 2023, there were no individual jurisdictions with cash taxes paid (net of refunds received) that equaled or exceeded 5% of total income taxes paid.

Provision has not been made for additional taxes on $35.1 million of undistributed earnings of our domestic subsidiaries. Should we elect to sell our interest in these businesses rather than to affect a tax-free liquidation, additional taxes amounting to approximately $8.0 million would be incurred based on current income tax rates.

12. Other Assets

 Other assets comprise of the following (in thousands):

	December 31,
	2025	2024

Deposit with OAS (Note 18)	$-	$46,968
Other	8,650	8,789
Total other assets	$8,650	$55,757

13.    Properties and Equipment

A summary of properties and equipment follows (in thousands):

	December 31,
	2025	2024
Land	$11,656	$12,348
Buildings and building improvements	139,219	140,656
Transportation equipment	97,960	93,025
Machinery and equipment	166,142	167,767
Computer software	79,948	76,251
Furniture and fixtures	86,281	83,184
Projects under development	12,560	9,607
Total properties and equipment	593,766	582,838
Less accumulated depreciation	(388,104)	(382,001)
Net properties and equipment	$205,662	$200,837

The net book value of computer software at December 31, 2025 and 2024, was $9.9 million and $8.1 million, respectively. Depreciation expense for computer software was $4.3 million, $4.3 million, and $4.5 million for the years ended December 31, 2025, 2024 and 2023, respectively.

14.    Leases

Chemed and each of its operating subsidiaries are service companies. As such, real estate leases comprise the largest lease obligation (and conversely, right of use asset) in our lease portfolio. VITAS has leased office space, as well as space for IPUs and/or contract beds within hospitals. Roto-Rooter has leased office space.

The components of balance sheet information related to leases were as follows:

	December 31,
	2025	2024
Assets
Operating lease assets	$131,151	$127,323

Liabilities
Current operating leases	40,892	42,306
Noncurrent operating leases	102,867	98,538
Total operating lease liabilities	$143,759	$140,844

The components of lease expense were as follows:

	December 31,
	2025	2024	2023
Lease Expense (a)
Operating lease expense	$68,226	$64,228	$59,769
Sublease income	(123)	(311)	(93)
Net lease expense	$68,103	$63,917	$59,676

(a)Includes short-term leases and variable lease costs, which are immaterial. Included in both cost of services provided and goods sold and selling, general and administrative expenses.

The components of cash flow information related to leases were as follows:

	December 31,
	2025	2024
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from leases	$55,598	$51,762

Leased assets obtained in exchange for new operating lease liabilities	$52,669	$49,883

Weighted Average Remaining Lease Term
Operating leases	4.82	yrs

Weighted Average Discount Rate
Operating leases	4.14%

Maturity of Operating Lease Liabilities (in thousands)

2026	$48,403
2027	33,662
2028	26,848
2029	20,655
2030	12,535
Thereafter	17,832
Total lease payments	$159,935
Less: interest	(16,176)
Total liability recognized on the balance sheet	$143,759

For leases commencing prior to 2019, minimum rental payments exclude payments to landlords for real estate taxes and common area maintenance. Operating lease payments include $8.4 million related to extended lease terms that are reasonably certain of being exercised and exclude $1.1 million of lease payments for leases signed but not yet commenced.

15.    Retirement Plans

Retirement obligations under various plans cover substantially all full-time employees who meet age and/or service eligibility requirements. All plans providing retirement benefits to our employees are defined contribution plans. Expenses for our retirement and profit-sharing plans, excess benefit plans and other similar plans are as follows (in thousands):

For the Years Ended December 31,
2025	2024	2023

$32,378	$39,134	$26,475

These expenses include the impact of market gains and losses on assets held in deferred compensation plans. Trust assets invested in shares of our stock are included in treasury stock, and the corresponding liability is included in a separate component of stockholders’ equity. At December 31, 2025, these trusts held 54,648 shares at historical average cost of $2.3 million (2024 – 55,072 shares or $2.2 million).

We have excess benefit plans for key employees whose participation in the qualified plans is limited by U.S. Employee Retirement Income Security Act requirements. Benefits are determined based on theoretical participation in the qualified plans. Benefits are only invested in mutual funds, and participants are not permitted to diversify accumulated benefits in shares of our capital stock.

16.    Earnings Per Share

The computation of earnings per share follows (in thousands, except per share data):

For the Years Ended December 31,		Net Income	Shares	Earnings per Share
2025
	Earnings	$265,238	14,398	$18.42
	Dilutive stock options	-	35
	Nonvested stock awards	-	27
	Diluted earnings	$265,238	14,460	$18.34

2024
	Earnings	$301,999	15,024	$20.10
	Dilutive stock options	-	114
	Nonvested stock awards	-	48
	Diluted earnings	$301,999	15,186	$19.89

2023
	Earnings	$272,509	15,050	$18.11
	Dilutive stock options	-	103
	Nonvested stock awards	-	47
	Diluted earnings	$272,509	15,200	$17.93

During 2025, 1.0 million stock options were excluded from the computation of diluted earnings per share as their exercise prices were greater than the average market price during most of the year. During 2024, 619,000 stock options were excluded. During 2023, 601,000 stock options were excluded.

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

The following shows the carrying value, fair value and the hierarchy for our financial instruments as of December 31, 2025 (in thousands):

		Fair Value Measure
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Investments of deferred compensation plans held in trust	$140,347	$140,347	$-	$-
Cash equivalents	94,273	94,273	-	-

The following shows the carrying value, fair value and the hierarchy for our financial instruments as of December 31, 2024 (in thousands):

		Fair Value Measure
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Investments of deferred compensation plans held in trust	$130,960	$130,960	$-	$-
Cash equivalents	188,379	188,379	-	-

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

Regulatory Matters and Litigation

VITAS was one of a group of hospice providers selected by the Office of the Inspector General’s (“OIG”) Office of Audit Services (“OAS”) for inclusion in an audit of the provision of elevated level-of-care hospice services, which reviewed 100 out of a total population of 50,850 inpatient and continuous care claims.

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

In a letter dated March 18, 2025, VITAS’ MAC provided notice that due to the ALJ’s ruling the total overpayment amount was reduced to a de minimis amount, and on April 1, 2025 refunded VITAS all previously unreturned deposited amounts in excess of that dollar figure.

As a result of the cybersecurity incident and data breach on October 24, 2025 referenced in Item 1C above, multiple class action lawsuits have been filed against VITAS alleging various causes of action and seeking damages resulting from the breach. The Company intends to defend against the allegations in these lawsuits. The Company is not able to reasonably estimate the probability of loss or range of loss for any of these lawsuits at this time.

Regardless of the outcome of the preceding matters, dealing with the various regulatory agencies and opposing parties can adversely affect us through defense costs, potential payments, withholding of governmental funding, diversion of management time, and related publicity.

19.    Capital Stock Transactions

We repurchased the following capital stock:

	For the Years Ended December 31,
	2025	2024	2023
Total cost of repurchased shares (in thousands):	$428,035	$358,737	$73,813
Shares repurchased	932,500	638,235	132,969
Weighted average price per share	$459.02	$562.08	$555.12

In August 2025, the Board of Directors authorized $300.0 million for additional stock repurchase under the February 2011 repurchase program. In November 2024 and 2023, the Board of Directors authorized $300.0 million for additional stock repurchase under the February 2011 repurchase program. We currently have $127.3 million of authorization remaining under this share purchase plan.

20.    Other Operating Expenses

	December 31,
	2025	2024	2023
Legal settlements	$3,071	$-	$2,050
(Gain)/loss on disposal of property and equipment	(162)	446	211
Total other operating expenses	$2,909	$446	$2,261

21. Other Current Liabilities

	December 31,
	2025	2024

Medicare cap	$30,914	$13,579
All other	27,978	29,295
Total other current liabilities	$58,892	$42,874

There are no individual amounts exceeding 5% of the total current liabilities in the “all other” line item for either period presented.

22. Recent Accounting Standards

In November 2024, the FASB issued Accounting Standards Update “ASU 2024-03 – Disaggregation of Income Statement Expenses”. The guidance provides enhanced disclosures about commonly presented expense categories such as cost of sales, selling, general and administrative expenses and research and development. The objective is to provide investors with a better understanding of the entity’s performance, assess potential future cash flows and comparability with other entities. The guidance is effective for fiscal periods beginning December 15, 2026, and interim periods within fiscal years beginning December 15, 2027. The Company is finalizing the impact of the ASU, and expects to incorporate within our footnote disclosures in our 2026 Annual Report on Form 10-K.

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

CHEMED CORPORATION AND SUBSIDIARY COMPANIES
UNAUDITED CONSOLIDATING STATEMENTS OF INCOME
FOR THE YEAR ENDED DECEMBER 31, 2025
(in thousands)(unaudited)
		Roto-		Chemed
	VITAS	Rooter	Corporate	Consolidated
2025
Service revenues and sales	$1,630,101	$899,877	$-	$2,529,978
Cost of services provided and goods sold	1,257,704	449,090	-	1,706,794
Selling, general and administrative expenses	100,675	247,047	69,466	417,188
Depreciation	21,308	33,200	49	54,557
Amortization	104	10,180	-	10,284
Other operating expense/(income)	3,375	(466)	-	2,909
Total costs and expenses	1,383,166	739,051	69,515	2,191,732
Income/(loss) from operations	246,935	160,826	(69,515)	338,246
Interest expense	(185)	(611)	(954)	(1,750)
Intercompany interest income/(expense)	22,455	16,245	(38,700)	-
Other income—net	327	70	18,885	19,282
Income/(loss) before income taxes (a)	269,532	176,530	(90,284)	355,778
Income taxes	(65,523)	(41,037)	16,020	(90,540)
Net income/(loss) (a)	$204,009	$135,493	$(74,264)	$265,238

(a) The following amounts are included in income from continuing operations (in thousands):
		Roto-		Chemed
	VITAS	Rooter	Corporate	Consolidated
Pretax benefit/(cost):
Stock option expense	$-	$-	$(32,671)	$(32,671)
Amortization of reacquired franchise agreements	-	(9,408)	-	(9,408)
Long-term incentive compensation	-	-	(5,625)	(5,625)
Legal settlements	(3,071)	-	-	(3,071)
Other	(500)	(530)	(2,690)	(3,720)
Total	$(3,571)	$(9,938)	$(40,986)	$(54,495)

		Roto-		Chemed
	VITAS	Rooter	Corporate	Consolidated
After-tax benefit/(cost):
Stock option expense	$-	$-	$(27,659)	$(27,659)
Amortization of reacquired franchise agreements	-	(7,216)	-	(7,216)
Long-term incentive compensation	-	-	(4,972)	(4,972)
Legal settlements	(2,325)	-	-	(2,325)
Other	(378)	(406)	(2,690)	(3,474)
Excess tax expense on stock compensation	-	-	(696)	(696)
Total	$(2,703)	$(7,622)	$(36,017)	$(46,342)

CHEMED CORPORATION AND SUBSIDIARY COMPANIES
UNAUDITED CONSOLIDATING STATEMENTS OF INCOME
FOR THE YEAR ENDED DECEMBER 31, 2024
(in thousands)(unaudited)
		Roto-		Chemed
	VITAS	Rooter	Corporate	Consolidated
2024
Service revenues and sales	$1,530,978	$900,309	$-	$2,431,287
Cost of services provided and goods sold	1,146,803	430,136	-	1,576,939
Selling, general and administrative expenses	99,564	232,852	91,944	424,360
Depreciation	20,362	32,452	50	52,864
Amortization	105	10,080	-	10,185
Other operating expenses	178	268	-	446
Total costs and expenses	1,267,012	705,788	91,994	2,064,794
Income/(loss) from operations	263,966	194,521	(91,994)	366,493
Interest expense	(171)	(431)	(1,178)	(1,780)
Intercompany interest income/(expense)	20,211	14,397	(34,608)	-
Other income—net	227	69	34,456	34,752
Income/(loss) before income taxes (a)	284,233	208,556	(93,324)	399,465
Income taxes	(67,414)	(48,510)	18,458	(97,466)
Net income/(loss) (a)	$216,819	$160,046	$(74,866)	$301,999

(a) The following amounts are included in income from continuing operations (in thousands):
		Roto-		Chemed
	VITAS	Rooter	Corporate	Consolidated
Pretax benefit/(cost):
Stock option expense	$-	$-	$(32,033)	$(32,033)
Long-term incentive compensation	-	-	(20,152)	(20,152)
Amortization of reacquired franchise agreements	-	(9,408)	-	(9,408)
Acquisition expense	(1,099)	(34)	-	(1,133)
Total	$(1,099)	$(9,442)	$(52,185)	$(62,726)

		Roto-		Chemed
	VITAS	Rooter	Corporate	Consolidated
After-tax benefit/(cost):
Stock option expense	$-	$-	$(27,053)	$(27,053)
Long-term incentive compensation	-	-	(18,504)	(18,504)
Amortization of reacquired franchise agreements	-	(7,216)	-	(7,216)
Acquisition expense	(832)	(26)	-	(858)
Excess tax benefits on stock compensation	-	-	4,442	4,442
Total	$(832)	$(7,242)	$(41,115)	$(49,189)

CHEMED CORPORATION AND SUBSIDIARY COMPANIES
UNAUDITED CONSOLIDATING STATEMENTS OF INCOME
FOR THE YEAR ENDED DECEMBER 31, 2023
(in thousands)(unaudited)
		Roto-		Chemed
	VITAS	Rooter	Corporate	Consolidated
2023
Service revenues and sales	$1,315,065	$949,352	$-	$2,264,417
Cost of services provided and goods sold	1,017,623	447,979	-	1,465,602
Selling, general and administrative expenses	93,296	231,587	70,237	395,120
Depreciation	19,959	30,790	53	50,802
Amortization	104	9,959	-	10,063
Other operating expenses/(income)	(12)	2,273	-	2,261
Total costs and expenses	1,130,970	722,588	70,290	1,923,848
Income/(loss) from operations	184,095	226,764	(70,290)	340,569
Interest expense	(180)	(442)	(2,486)	(3,108)
Intercompany interest income/(expense)	19,400	11,918	(31,318)	-
Other income—net	1,309	126	11,471	12,906
Income/(loss) before income taxes (a)	204,624	238,366	(92,623)	350,367
Income taxes	(46,115)	(50,125)	18,382	(77,858)
Net income/(loss) (a)	$158,509	$188,241	$(74,241)	$272,509

(a) The following amounts are included in income from continuing operations (in thousands):
		Roto-		Chemed
	VITAS	Rooter	Corporate	Consolidated
Pretax benefit/(cost):
Stock option expense	$-	$-	$(30,082)	$(30,082)
Long-term incentive compensation	-	-	(11,689)	(11,689)
Amortization of reacquired franchise agreements	-	(9,408)	-	(9,408)
Legal settlements	-	(2,056)	-	(2,056)
Total	$-	$(11,464)	$(41,771)	$(53,235)

		Roto-		Chemed
	VITAS	Rooter	Corporate	Consolidated
After-tax benefit/(cost):
Stock option expense	$-	$-	$(25,405)	$(25,405)
Long-term incentive compensation	-	-	(10,379)	(10,379)
Amortization of reacquired franchise agreements	-	(7,216)	-	(7,216)
Impact of deferred rate tax change	1,772	3,559	(1,090)	4,241
Legal settlements	-	(1,577)	-	(1,577)
Excess tax benefits on stock compensation	-	-	4,330	4,330
Total	$1,772	$(5,234)	$(32,544)	$(36,006)

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

The following is a summary of the key operating results for the years ended December 31, 2025, 2024 and 2023 (in thousands except percentages and per share amounts):

	2025	2024	2023
Consolidated service revenues and sales	$2,529,978	$2,431,287	$2,264,417
Consolidated net income	$265,238	$301,999	$272,509
Diluted EPS	$18.34	$19.89	$17.93
Adjusted net income	$311,580	$351,188	$308,515
Adjusted diluted EPS	$21.55	$23.13	$20.30
Adjusted EBITDA	$458,710	$503,002	$451,897
Adjusted EBITDA as a % of revenue	18.1%	20.7%	20.0%

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

2025 versus 2024

The increase in consolidated service revenues and sales from 2025 to 2024 was a result of a 6.5% increase at VITAS with Roto-Rooter being essentially flat. The increase in service revenues at VITAS is comprised primarily of a 5.2% increase in days-of-care, and a geographically weighted average Medicare reimbursement rate increase of approximately 3.4%. Acuity mix shift negatively impacted revenue growth by 110-basis points when compared to prior year revenue and level-of-care mix. The combination of Medicare cap and other contra revenue changes decreased revenue growth by 100-basis points.

The service revenues at Roto-Rooter were essentially flat for 2025 compared to 2024. The plumbing revenue increase of 0.7% for 2025 versus 2024 is attributable to a 3.6% increase in job count offset by a 2.9% decrease in price and service mix shift. The drain cleaning revenue decrease of 2.4% for 2025 versus 2024 is attributable to a 2.1% increase in price and service mix shift offset by a 4.5% decrease in job count. Excavation and water restoration jobs are generally sold as a result of initial calls from customers regarding drain cleaning issues. As a result, the 4.8% increase in excavation revenue and 6.9% increase in water restoration revenue are mainly a function of plumbing and drain cleaning jobs. Contractor operations decreased 4.6%. Implicit price concessions and credit memos increased 41.8% mainly related to the water restoration business.

On April 17, 2024, VITAS completed the purchase of all hospice operations and an assisted living facility from Covenant Health and Community Services, Inc d/b/a/ Covenant Care (“Covenant”) for an aggregated purchase price of $85.0 million in cash.

The pro forma revenue and earnings for the Company for the years ended December 31, 2025 and 2024 as if the Covenant acquisition made in 2024 was completed on January 1, 2024 are as follows (in thousands, except per share data):

	For the Years Ended December 31,
	2025	2024

Service revenues and sales	$2,529,978	$2,448,419
Net income	$265,238	$306,224
Earnings per share	$18.42	$20.38
Diluted earnings per share	$18.34	$20.16

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

The pandemic created a significant shortage of licensed healthcare workers industry wide. VITAS was not immune to this shortage. As a result, on July 1, 2022, VITAS implemented a hiring and retention bonus program for its licensed healthcare workers. It is a temporary program intended to help VITAS attract and retain licensed healthcare workers in light of the pandemic induced healthcare worker shortage. An eligible employee must continue in employment for a period of one-year from July 1st to receive a bonus. Additionally, employees hired between July 1, 2022 and June 30, 2023 are eligible if they continue employment for a one-year period from their hire date. Total payments for the retention bonus program were $39.2 million paid through 2024.

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

LIQUIDITY AND CAPITAL RESOURCES

Material changes in the balance sheet accounts from December 31, 2024 to December 31, 2025 include the following:

•An $11.4 million increase in accounts receivable due to the timing of payments. Other significant changes in our accounts receivable balances are typically driven by the timing of payments received from the Federal government at our VITAS subsidiary. We typically receive a payment in excess of $60.0 million from the Federal government for hospice services every other Friday. The timing of a period end will have a significant impact on the accounts receivable at VITAS. These changes generally normalize over a two-year period, as cash flow variations in one year are offset in the following year.

•A $47.1 million decrease in other assets primarily related to the refund of the OAS deposit.

•A $20.3 million increase in accounts payable due to timing.

•A $33.7 million decline in accrued compensation due primarily to lower bonus expense in 2025 and timing of year end payroll at VITAS.

•A $16.0 million increase in other current liabilities due primarily to the increase in Medicare Cap liability.

•A $10.1 million increase in deferred compensation liabilities due to market valuation gains. This resulted in a similar increase in the assets associated with deferred compensation plans.

Management continually evaluates cash utilization alternatives, including share repurchase, debt repurchase, acquisitions and increased dividends to determine the most beneficial use of available capital resources.

We anticipate that our operating income and cash flows will be sufficient to operate our business and meet any commitments for the foreseeable future.

The Company had no debt outstanding at December 31, 2025 and 2024. Our current ratio was 1.1 and 1.4 at December 31, 2025 and 2024, respectively.

On June 28, 2022, we replaced our existing credit facility with a fifth amended and restated Credit Agreement (“2022 Credit Facilities”). Terms of the 2022 Credit Facilities consist of a five-year $450.0 million revolver as well as a five-year $100.0 million term loan. The 2022 Credit Facilities have a floating interest rate that is generally SOFR plus an additional tiered rate which varies based on our current leverage ratio. As of December 31, 2025 the interest rate is SOFR plus 100 basis points. The 2022 Credit Facilities include an expansion feature that provides the Company the opportunity to increase its revolver and/or term loan by an additional $250.0 million.

The term loan was repaid in 2023. This prepayment reduced the total borrowing capacity of the 2022 Credit Facilities from $550.0 million to $450.0 million There were no prepayment penalties associated with repayments. There are no significant deferred debt issuance costs capitalized related to the term loan.

The 2022 Credit Facilities contains the following quarterly financial covenants effective as of December 31, 2025:

Chemed
Description	Requirement	December 31, 2025

Leverage Ratio (Consolidated Indebtedness/Consolidated Adj. EBITDA)	< 3.50 to 1.00	(0.05) to 1.00

Interest Coverage Ratio (Consolidated Adj. EBITDA/Consolidated Interest Expense)	> 3.00 to 1.00	260.84 to 1.00

We forecast to be in compliance with all debt covenants through fiscal 2026.

We have issued $45.5 million in standby letters of credit as of December 31, 2025, mainly for insurance purposes. Issued letters of credit reduce our available credit under the revolving credit agreement. As of December 31, 2025, we have approximately $404.5 million of unused lines of credit available and eligible to be drawn down under our revolving credit facility. We believe our cash flow from operating activities and our unused eligible lines of credit are sufficient to fund our obligations and operate our business in the near and long term. We continually evaluate cash utilization alternatives, including share repurchase, debt repayment, acquisitions, and increased dividends to determine the most beneficial use of available capital resources.

CASH FLOW

Our cash flows for 2025, 2024 and 2023 are summarized as follows (in millions):

	For the Years Ended December 31,
	2025	2024	2023
Net cash provided by operating activities	$388.3	$417.5	$330.3
Capital expenditures	(62.8)	(49.5)	(56.9)
Net cash provided for operating activities after capital expenditures	325.5	368.0	273.4
Purchase of treasury stock in the open market	(431.5)	(361.4)	(67.7)
Dividends paid	(31.7)	(27.1)	(23.5)
Proceeds from exercise of stock options	27.2	56.5	102.2
Change in cash overdraft payable	11.0	(15.7)	15.7
Capital stock surrendered to pay taxes on stock-based compensation	(8.8)	(9.5)	(9.6)
Business combinations	(0.2)	(97.4)	(4.0)
Net decrease in long-term debt	-	-	(97.5)
Other--net	4.7	1.0	0.8
(Decrease)/increase in cash and cash equivalents	$(103.8)	$(85.6)	$189.8

2025 versus 2024

Net cash provided by operating activities decreased $29.2 million from the year ended December 31, 2024 to the year ended December 31, 2025. The main drivers are a decrease in earnings of $36.8 million combined with working capital changes. Significant changes in our accounts receivable balances are driven mainly by the timing of payments received from the Federal government at our VITAS subsidiary. We typically receive a payment in excess of $60.0 million from the Federal government from hospice services every other Friday. The timing of year end will have a significant impact on the accounts receivable at VITAS. These changes generally normalize over a two-year period, as cash flow variations in one year are offset in the following year. The swing in accounts receivable increased cash flow by $22.3 million between 2025 and 2024.

In 2025, we repurchased 932,500 shares of Chemed capital stock at a weighted average price of $459.02 per share. In 2024, we repurchased 638,235 shares of Chemed capital stock at a weighted average price of $562.08 per share. Based on our current operations and our current sources of capital, we believe we have the ability to continue our current share repurchase program into the foreseeable future.

2024 versus 2023

Net cash provided by operating activities increased $87.2 million from the year ended December 31, 2023 to the year ended December 31, 2024. The main drivers are an increase in earnings of $29.5 million combined with working capital changes. Significant changes in our accounts receivable balances are driven mainly by the timing of payments received from the Federal government at our VITAS subsidiary. We typically receive a payment in excess of $55.0 million from the Federal government from hospice services every other Friday. The timing of year end will have a significant impact on the accounts receivable at VITAS. These changes generally normalize over a two-year period, as cash flow variations in one year are offset in the following year. The swing in accounts receivable increased cash flow by $52.2 million between 2024 and 2023.

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

Please see Note 18 in the Notes to the Consolidated Financial Statements for a description of current material legal and regulatory matters.

CONTRACTUAL OBLIGATIONS

The table below summarizes our debt and contractual obligations as of December 31, 2025 (in thousands):

		Less than			After
	Total	1 year	1-3 Years	3-5 Years	5 Years
Lease liabilities	143,759	43,349	54,269	30,498	15,643
Purchase obligations (a)	64,459	64,459	-	-	-
Other long-term obligations (b)	147,448	2,827	5,654	2,827	136,140
Total contractual cash obligations	$355,666	$110,635	$59,923	$33,325	$151,783

(a) Purchase obligations consist of accounts payable at December 31, 2025.
(b) Other long-term obligations comprise largely excess benefit obligations.

RESULTS OF OPERATIONS

2025 Versus 2024 – Consolidated Results

Set forth below are the year-to-year changes in the components of the statement of operations relating to income for 2025 versus 2024 (in thousands, except percentages):

			Increase/(Decrease)
	2025	2024	Percent
Service revenues and sales
VITAS	$1,630,101	$1,530,978	6.5
Roto-Rooter	899,877	900,309	(0.0)
Total	2,529,978	2,431,287	4.1
Cost of services provided and goods sold	1,706,794	1,576,939	8.2
Selling, general and administrative expenses	417,188	424,360	(1.7)
Depreciation	54,557	52,864	3.2
Amortization	10,284	10,185	1.0
Other operating expenses	2,909	446	552.2
Total cost and expenses	2,191,732	2,064,794	6.1
Income from operations	338,246	366,493	(7.7)
Interest expense	(1,750)	(1,780)	1.7
Other income - net	19,282	34,752	(44.5)
Income before income taxes	355,778	399,465	(10.9)
Income taxes	(90,540)	(97,466)	7.1
Net income	$265,238	$301,999	(12.2)

The VITAS segment revenue is as follows (dollars in thousands):

			Increase/(Decrease)
	2025	2024	Percent

Routine homecare	$1,444,494	$1,326,488	8.9
Inpatient care	133,048	120,604	10.3
Continuous care	86,661	99,746	(13.1)
Other	22,926	19,455	17.8
Subtotal	1,687,129	1,566,293	7.7
Medicare cap adjustment	(27,161)	(8,414)	(222.8)
Implicit price concessions	(14,305)	(13,597)	(5.2)
Room and board, net	(15,562)	(13,304)	(17.0)
Net revenue	$1,630,101	$1,530,978	6.5

Days of care are as follows:

			Increase/(Decrease)
	2025	2024	Percent

Routine homecare	6,685,968	6,277,961	6.5
Nursing home	1,228,789	1,230,726	(0.2)
Respite	45,221	37,961	19.1
Subtotal routine homecare and respite	7,959,978	7,546,648	5.5
Continuous care	113,891	106,299	7.1
General inpatient	79,639	95,524	(16.6)
Total days of care	8,153,508	7,748,471	5.2

The increase in service revenues at VITAS is comprised primarily of a 5.2% increase in days-of-care, and a geographically weighted average Medicare reimbursement rate increase of approximately 3.4%. Acuity mix shift negatively impacted revenue growth by 110-basis points when compared to prior year revenue and level-of-care mix. The combination of Medicare cap and other contra revenue changes decreased revenue growth by 100-basis points.

The Roto-Rooter segment revenue is as follows (dollars in thousands):

			Increase/(Decrease)
	2025	2024	Percent

Drain cleaning	$231,794	$237,534	(2.4)
Plumbing	182,721	181,370	0.7
Excavation	238,390	227,413	4.8
Other	786	883	(11.0)
Subtotal - short term core	653,691	647,200	1.0
Water restoration	190,216	178,016	6.9
Independent contractors	69,405	72,777	(4.6)
Franchisee fees	5,718	5,814	(1.7)
Other	18,894	23,329	(19.0)
Gross revenue	937,924	927,136	1.2
Implicit price concessions and credit memos	(38,047)	(26,827)	(41.8)
Net revenue	$899,877	$900,309	(0.0)

The increase in plumbing revenues for 2025 versus 2024 is attributable to a 3.6% increase in job count offset by a 2.9% decrease in price and service mix shift. The decrease in drain cleaning revenues for 2025 versus 2024 is attributable to a 2.1% increase in price and service mix shift offset by a 4.5% decrease in job count. Excavation and water restoration jobs are generally sold as a result of initial calls from customers regarding drain cleaning issues. As a result, the 4.8% increase in excavation revenue and 6.9% increase in water restoration revenue are mainly a function of plumbing and drain cleaning jobs. Contractor operations decreased 4.6%. Implicit price concessions and credit memos increased 41.8% mainly related to the water restoration business.

The consolidated gross margin excluding depreciation was 32.5% in 2025 versus 35.1% in 2024. On a segment basis, VITAS’ gross margin excluding depreciation was 22.8% in 2025 and 25.1% in 2024. The decline was primarily due to an increase in Medicare Cap liability of $18.7 million and an increase in variable patient care expenses and wages. Roto-Rooter’s gross margin excluding depreciation was 50.1% in 2025 and 52.2% in 2024. The decline is primarily due to a $5.3 million increase in casualty insurance expense and a 41.8% increase in implicit price concessions and credit memos primarily related to the water restoration business line as well as an increase in variable expenses.

Selling, general and administrative expenses (“SG&A”) for 2025 and 2024 comprise (in thousands):

	2025	2024
SG&A expenses before long-term incentive compensation, and the impact of market
value adjustments related to deferred compensation trusts	$401,013	$384,069
Impact of market value adjustments related to assets held in deferred compensation trusts	10,550	20,139
Long-term incentive compensation	5,625	20,152
Total SG&A expenses	$417,188	$424,360

SG&A expenses before long-term incentive compensation and the impact of market value adjustments related to deferred compensation trusts for 2025 were up 4.4% when compared to 2024. This increase was mainly a result of a $2.4 million increase in legal expenses mainly at VITAS, and a $2.7 million severance accrual related to one former VITAS executive. The remaining increase is related to normal salary increases and an increase in variable selling expenses, primarily internet marketing costs at Roto-Rooter.

Included in the allocation of the purchase price for Roto-Rooter’s 2019 acquisitions was $59.2 million related to reacquired franchise rights. Reacquired franchise rights, included in identifiable intangibles on the Consolidated Balance Sheets, are amortized over the period remaining in each individual franchise agreement. The average amortization period for reacquired franchise rights for the acquisitions made in 2019 is 7.4 years. In 2025 and 2024, amortization expense from the reacquired franchise rights for these two acquisitions was $8.1 million compared to the franchise fee revenue recognized from all other Roto-Rooter franchises, nationwide, of $1.8 million and $1.7 million, respectively.

Other operating expense for 2025 and 2024 comprise (in thousands):

	2025	2024

Legal settlements	$3,071	$-
(Gain)/loss on disposal of property and equipment	(162)	446
Total other operating expenses	$2,909	$446

Other income-net for 2025 and 2024 comprise (in thousands):

	2025	2024

Market value adjustments related to deferred compensation trusts	$10,550	$20,139
Interest income	8,745	14,610
Other	(13)	3
Total other income - net	$19,282	$34,752

Our effective tax rate reconciliation is as follows:

	2025	2024

Income tax provision calculated using the statutory rate	$74,713	$83,888
State and local income taxes, less federal income tax effect	8,752	11,811
Nondeductible expenses
Limitation on executive compensation	4,427	6,012
Excess stock compensation tax provision/(benefit)	696	(4,442)
Other	1,472	1,426
Other-net	480	(1,229)
Income tax provision	$90,540	$97,466
Effective tax rate	25.4%	24.4%

Net income for both periods include the following after-tax adjustments that increased/(reduced) after-tax earnings (in thousands):

	2025	2024
VITAS
Legal settlements	$(2,325)	$-
Acquisition expense	-	(832)
Other	(378)	-
Roto-Rooter
Amortization of reacquired franchise agreements	(7,216)	(7,216)
Acquisition expense	-	(26)
Other	(406)	-
Corporate
Stock option expense	(27,659)	(27,053)
Long-term incentive compensation	(4,972)	(18,504)
Other	(2,690)	-
Excess tax (expense)/benefit on stock compensation	(696)	4,442
Total	$(46,342)	$(49,189)

2025 Versus 2024– Segment Results

Net income/(loss) for 2025 versus 2024 (in thousands):

	2025	2024

VITAS	$204,009	$216,819
Roto-Rooter	135,493	160,046
Corporate	(74,264)	(74,866)
	$265,238	$301,999

VITAS’ after-tax earnings decreased mainly due to an increase in Medicare Cap liability of $18.7 million and an increase in legal expense of $3.9 million. After-tax earnings as a percent of revenue at VITAS in 2025 was 12.5% as compared to 14.2% in 2024.

Roto-Rooter’s net income was negatively impacted in 2025 compared to 2024 due primarily to an increase in casualty insurance expense of $5.3 million and increased variable expenses combined with essentially flat revenue. Roto-Rooter’s after-tax earnings as a percent of revenue in 2025 was 15.1% as compared to 17.8% in 2024.

After-tax Corporate expenses for 2025 decreased 0.8% when compared to 2024 due primarily to a $12.9 million decrease in stock-based compensation offset by $2.7 million in severance expense recorded for one former VITAS executive, a $5.9 million decrease in interest income and a $5.1 million decrease in excess tax benefit on stock compensation.

RESULTS OF OPERATIONS

2024 Versus 2023 – Consolidated Results

Set forth below are the year-to-year changes in the components of the statement of operations relating to income for 2024 versus 2023 (in thousands, except percentages):

			Increase/(Decrease)
	2024	2023	Percent
Service revenues and sales
VITAS	$1,530,978	$1,315,065	16.4
Roto-Rooter	900,309	949,352	(5.2)
Total	2,431,287	2,264,417	7.4
Cost of services provided and goods sold	1,576,939	1,465,602	7.6
Selling, general and administrative expenses	424,360	395,120	7.4
Depreciation	52,864	50,802	4.1
Amortization	10,185	10,063	1.2
Other operating expenses	446	2,261	(80.3)
Total cost and expenses	2,064,794	1,923,848	7.3
Income from operations	366,493	340,569	7.6
Interest expense	(1,780)	(3,108)	42.7
Other income - net	34,752	12,906	169.3
Income before income taxes	399,465	350,367	14.0
Income taxes	(97,466)	(77,858)	(25.2)
Net income	$301,999	$272,509	10.8

The VITAS segment revenue is as follows (dollars in thousands):

			Increase/(Decrease)
	2024	2023	Percent

Routine homecare	$1,326,488	$1,136,437	16.7
Inpatient care	120,604	112,419	7.3
Continuous care	99,746	85,674	16.4
Other	19,455	13,582	43.2
Subtotal	1,566,293	1,348,112	16.2
Medicare cap adjustment	(8,414)	(8,000)	(5.2)
Implicit price concessions	(13,597)	(14,196)	4.2
Room and board, net	(13,304)	(10,851)	(22.6)
Net revenue	$1,530,978	$1,315,065	16.4

Days of care are as follows:

			Increase/(Decrease)
	2024	2023	Percent

Routine homecare	6,277,961	5,457,963	15.0
Nursing home	1,230,726	1,118,728	10.0
Respite	37,961	26,605	42.7
Subtotal routine homecare and respite	7,546,648	6,603,296	14.3
Continuous care	106,299	101,905	4.3
General inpatient	95,524	88,631	7.8
Total days of care	7,748,471	6,793,832	14.1

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

The consolidated gross margin excluding depreciation was 35.1% in 2024 versus 35.3% in 2023. On a segment basis, VITAS’ gross margin excluding depreciation was 25.1% in 2024 and 22.6% in 2023. The increase in gross margin at VITAS is mostly the result of the increased revenues and expiration of the retention bonus program. Roto-Rooter’s gross margin excluding depreciation was 52.2% in 2024 and 52.8% in 2023.

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

Included in the allocation of the purchase price for Roto-Rooter’s 2019 acquisitions was $59.2 million related to reacquired franchise rights. Reacquired franchise rights, included in identifiable intangibles on the Consolidated Balance Sheets, are amortized over the period remaining in each individual franchise agreement. The average amortization period for reacquired franchise rights for the acquisitions made in 2019 is 7.4 years. In 2024 and 2023, amortization expense from the reacquired franchise rights for these two acquisitions was $8.1 million compared to the franchise fee revenue recognized from all other Roto-Rooter franchises, nationwide, of $1.7 million and $1.6 million, respectively.

Other operating expense for 2024 and 2023 comprise (in thousands):

	2024	2023

Loss on disposal of property and equipment	$446	$211
Legal settlements	-	2,050
Total other operating expenses	$446	$2,261

Other income-net for 2024 and 2023 comprise (in thousands):

	2024	2023

Market value gains on assets held in deferred
compensation trusts	$20,139	$6,404
Interest income	14,610	6,270
Other	3	232
Total other (expense)/income	$34,752	$12,906

Our effective tax rate reconciliation is as follows:

	2024	2023

Income tax provision calculated using the statutory rate	$83,888	$73,577
State and local income taxes, less federal income tax effect	11,811	2,306
Nondeductible expenses
Limitation on executive compensation	6,012	5,268
Excess stock compensation tax benefits	(4,442)	(4,330)
Other	1,426	1,332
Other-net	(1,229)	(295)
Income tax provision	$97,466	$77,858
Effective tax rate	24.4%	22.2%

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

Net income for both periods include the following after-tax adjustments that increased/(reduced) after-tax earnings (in thousands):

	2024	2023
VITAS
Acquisition expense	$(832)	$-
Impact of deferred rate tax change	-	1,772
Roto-Rooter
Amortization of reacquired franchise agreements	(7,216)	(7,216)
Acquisition expense	(26)	-
Impact of deferred rate tax change	-	3,559
Legal settlements	-	(1,577)
Corporate
Stock option expense	(27,053)	(25,405)
Long-term incentive compensation	(18,504)	(10,379)
Impact of deferred rate tax change	-	(1,090)
Excess tax benefits on stock compensation	4,442	4,330
Total	$(49,189)	$(36,006)

2024 Versus 2023 – Segment Results

Net income/(loss) for 2024 versus 2023 (in thousand):

	2024	2023

VITAS	$216,819	$158,509
Roto-Rooter	160,046	188,241
Corporate	(74,866)	(74,241)
	$301,999	$272,509

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

Our estimate currently assumes that we ultimately do not receive consideration for approximately 20% to 30% of claims currently selected for review or expected to be selected for review. If our current estimate changes by 1%, there would be a $2.8 million impact on our estimate of implicit price concessions.

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

Our casualty insurance liabilities are recorded gross before any estimated recovery for amounts exceeding our stop loss limits. Estimated recoveries from insurance carriers are recorded as accounts receivable. Claims experience adjustments to our casualty and workers’ compensation accrual for the years ended December 31, 2025, 2024 and 2023, were net pretax expense/(credits) of $81,000, ($10,374,000), and ($6,862,000), respectively.

As an indication of the sensitivity of the accrued liability to reported claims, our analysis indicates that a 1% across-the-board increase or decrease in the amount of projected losses would increase or decrease the accrued insurance liability at December 31, 2025 by $5.4 million or 8.7%. While the amount recorded represents our best estimate of the casualty and workers’ compensation insurance liability, we have calculated, based on historical claims experience, the actual loss could reasonably be expected to increase or decrease by approximately $500,000 as of December 31, 2025.

Chemed Corporation and Subsidiary Companies
Unaudited Consolidating Summaries and Reconciliations of Adjusted EBITDA (in thousands)
					Chemed
2025		VITAS	Roto-Rooter	Corporate	Consolidated

	Net income/(loss)	$204,009	$135,493	$(74,264)	$265,238
	Add/(deduct):
	Interest expense	185	611	954	1,750
	Income taxes	65,523	41,037	(16,020)	90,540
	Depreciation	21,308	33,200	49	54,557
	Amortization	104	10,180	-	10,284
	EBITDA	291,129	220,521	(89,281)	422,369
	Add/(deduct):
	Intercompany interest/(expense)	(22,455)	(16,245)	38,700	-
	Interest income	(334)	(77)	(8,335)	(8,746)
	Stock option expense	-	-	32,671	32,671
	Long-term incentive compensation	-	-	5,625	5,625
	Legal settlements	3,071	-	-	3,071
	Other	500	530	2,690	3,720
	Adjusted EBITDA	$271,911	$204,729	$(17,930)	$458,710

					Chemed
2024		VITAS	Roto-Rooter	Corporate	Consolidated

	Net income/(loss)	$216,819	$160,046	$(74,866)	$301,999
	Add/(deduct):
	Interest expense	171	431	1,178	1,780
	Income taxes	67,414	48,510	(18,458)	97,466
	Depreciation	20,362	32,452	50	52,864
	Amortization	105	10,080	-	10,185
	EBITDA	304,871	251,519	(92,096)	464,294
	Add/(deduct):
	Intercompany interest/(expense)	(20,211)	(14,397)	34,608	-
	Interest income	(224)	(69)	(14,317)	(14,610)
	Stock option expense	-	-	32,033	32,033
	Long-term incentive compensation	-	-	20,152	20,152
	Acquisition expense	1,099	34	-	1,133
	Adjusted EBITDA	$285,535	$237,087	$(19,620)	$503,002

					Chemed
2023		VITAS	Roto-Rooter	Corporate	Consolidated

	Net income/(loss)	$158,509	$188,241	$(74,241)	$272,509
	Add/(deduct):
	Interest expense	180	442	2,486	3,108
	Income taxes	46,115	50,125	(18,382)	77,858
	Depreciation	19,959	30,790	53	50,802
	Amortization	104	9,959	-	10,063
	EBITDA	224,867	279,557	(90,084)	414,340
	Add/(deduct):
	Intercompany interest/(expense)	(19,400)	(11,918)	31,318	-
	Interest income	(1,078)	(125)	(5,067)	(6,270)
	Stock option expense	-	-	30,082	30,082
	Long-term incentive compensation	-	-	11,689	11,689
	Legal settlements	-	2,056	-	2,056
	Adjusted EBITDA	$204,389	$269,570	$(22,062)	$451,897

CHEMED CORPORATION AND SUBSIDIARY COMPANIES
RECONCILIATION OF ADJUSTED NET INCOME
(in thousands, except per share data)(unaudited)

	For the Years Ended December 31,
	2025	2024	2023
Net income as reported	$265,238	$301,999	$272,509

Add/(deduct) pre-tax cost of:
Stock option expense	32,671	32,033	30,082
Amortization of reacquired franchise agreements	9,408	9,408	9,408
Long-term incentive compensation	5,625	20,152	11,689
Legal settlements	3,071	-	2,056
Acquisition expense	-	1,133	-
Other	3,720	-	-
Add/(deduct) tax impacts:
Tax impact of the above pre-tax adjustments (1)	(8,849)	(9,095)	(8,658)
Tax impact of deferred tax rate change	-	-	(4,241)
Excess tax expense/(benefit) on stock compensation	696	(4,442)	(4,330)
Adjusted net income	$311,580	$351,188	$308,515

Diluted Earnings Per Share As Reported
Net income	$18.34	$19.89	$17.93
Average number of shares outstanding	14,460	15,186	15,200

Adjusted Diluted Earnings Per Share
Net income	$21.55	$23.13	$20.30
Average number of shares outstanding	14,460	15,186	15,200

(1) The tax impact of pre-tax adjustments was calculated using the effective tax rate of the operating unit for which each adjustment is associated.

The "Footnotes to Financial Statements" are integral parts of this financial information.

CHEMED CORPORATION AND SUBSIDIARY COMPANIES
OPERATING STATISTICS FOR VITAS SEGMENT(unaudited)
Three Months Ended December 31,			Year Ended December 31,
OPERATING STATISTICS	2025	2024	2025	2024
Net revenue ($000)
Homecare	$372,480	$358,507	$1,444,494	$1,326,488
Inpatient	32,903	31,307	133,048	120,604
Continuous care	18,438	25,451	86,661	99,746
Other	6,029	5,556	22,926	19,455
Subtotal	$429,850	$420,821	$1,687,129	$1,566,293
Room and board, net	(4,285)	(3,867)	(15,562)	(13,304)
Contractual allowances	(4,430)	(3,521)	(14,305)	(13,597)
Medicare cap allowance	(2,375)	(2,425)	(27,161)	(8,414)
Total	$418,760	$411,008	$1,630,101	$1,530,978
Net revenue as a percent of total before Medicare cap allowance
Homecare	86.7%	85.2%	85.6%	84.7%
Inpatient	7.7	7.4	7.9	7.7
Continuous care	4.3	6.0	5.1	6.4
Other	1.3	1.4	1.4	1.2
Subtotal	100.0	100.0	100.0	100.0
Room and board, net	(0.9)	(0.9)	(0.9)	(0.8)
Contractual allowances	(1.0)	(0.8)	(0.9)	(0.9)
Medicare cap allowance	(0.6)	(0.6)	(1.6)	(0.5)
Total	97.5%	97.7%	96.6%	97.8%
Days of Care
Homecare	1,705,085	1,656,206	6,685,968	6,277,961
Nursing home	305,331	322,713	1,228,789	1,230,726
Respite	11,602	11,155	45,221	37,961
Subtotal routine homecare and respite	2,022,018	1,990,074	7,959,978	7,546,648
Inpatient	27,444	27,235	113,891	106,299
Continuous care	17,063	23,189	79,639	95,524
Total	2,066,525	2,040,498	8,153,508	7,748,471

Number of days in relevant time period	92	92	365	366
Average daily census ("ADC") (days)
Homecare	18,533	18,002	18,318	17,153
Nursing home	3,319	3,508	3,367	3,363
Respite	126	121	123	104
Subtotal routine homecare and respite	21,978	21,631	21,808	20,620
Inpatient	298	296	312	290
Continuous care	186	252	218	261
Total	22,462	22,179	22,338	21,171

Total Admissions	17,419	16,427	70,817	67,447
Total Discharges	17,599	16,333	70,530	64,618
Average length of stay (days)	115.1	105.5	120.2	103.0
Median length of stay (days)	17.0	18.0	18.0	17.0
ADC by major diagnosis
Cerebro	44.3%	44.2%	44.6%	44.0%
Neurological	11.4	12.9	11.7	13.2
Cancer	10.0	9.9	9.8	10.0
Cardio	16.0	16.2	16.0	16.2
Respiratory	7.6	6.9	7.4	7.1
Other	10.7	9.9	10.5	9.5
Total	100.0%	100.0%	100.0%	100.0%
Admissions by major diagnosis
Cerebro	27.3%	28.0%	27.4%	27.8%
Neurological	6.8	7.0	6.9	7.6
Cancer	26.4	25.9	26.0	25.3
Cardio	14.6	15.3	14.7	15.6
Respiratory	10.8	9.8	10.9	9.9
Other	14.1	14.0	14.1	13.8
Total	100.0%	100.0%	100.0%	100.0%

Bad debt expense as a percent of revenues	1.1%	0.9%	1.0%	0.9%
Accounts receivable --Days of revenue outstanding- excluding unapplied Medicare payments	38.7	40.0	N.A.	N.A.
Accounts receivable--Days of revenue outstanding- including unapplied Medicare payments	28.9	28.5	N.A.	N.A.

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