Form 10-Q
period 2026-03-31
CHEMED CORP
filed 2026-04-28
CIK 19584

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒    Quarterly Report Under Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended March 31, 2026

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	☐	No	☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of Each Exchange on which Registered	Amount	Date

Capital Stock $1 Par Value	CHE	New York Stock Exchange	13,274,104 Shares	March 31, 2026

CHEMED CORPORATION AND

SUBSIDIARY COMPANIES

Index

Page No.
PART I. FINANCIAL INFORMATION:

Item 1. Financial Statements
Unaudited Consolidated Balance Sheets -
March 31, 2026 and December 31, 2025	3

Unaudited Consolidated Statements of Income -
Three months ended March 31, 2026 and 2025	4

Unaudited Consolidated Statements of Cash Flows -
Three months ended March 31, 2026 and 2025	5

Unaudited Consolidated Statements of Changes in Stockholders’ Equity-
Three months ended March 31, 2026 and 2025	6

Notes to Unaudited Consolidated Financial Statements	7

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	21

Item 3. Quantitative and Qualitative Disclosures about Market Risk	31

Item 4. Controls and Procedures	31

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	31

Item 1A. Risk Factors	31

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	31

Item 3. Defaults Upon Senior Securities	32

Item 4. Mine Safety Disclosures	32

Item 5. Other Information	32

Item 6. Exhibits	33
EX – 10.1
EX – 31.1
EX – 31.2
EX – 32.1
EX – 32.2
EX – 101
EX – 104

SIGNATURES	34

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
CHEMED CORPORATION AND SUBSIDIARY COMPANIES
UNAUDITED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	March 31, 2026	December 31, 2025
ASSETS
Current assets
Cash and cash equivalents	$16,856	$74,515
Accounts receivable less allowances	215,479	182,575
Inventories	7,208	7,543
Prepaid income taxes	7,614	11,165
Prepaid expenses	26,906	26,818
Total current assets	274,063	302,616
Investments of deferred compensation plans held in trust	143,778	140,347
Properties and equipment, at cost, less accumulated depreciation of $398,373 (2025- $388,104)	207,734	205,662
Lease right of use asset	133,597	131,151
Identifiable intangible assets less accumulated amortization of $72,002 (2025 - $69,432)	80,417	82,764
Goodwill	687,501	666,999
Other assets	8,725	8,650
Total Assets	$1,535,815	$1,538,189

LIABILITIES
Current liabilities
Accounts payable	$65,698	$64,459
Accrued insurance	65,101	62,054
Income taxes	25,770	2,504
Accrued compensation	62,750	58,329
Short-term lease liability	41,286	40,892
Other current liabilities	60,810	58,892
Total current liabilities	321,415	287,130
Deferred income taxes	14,575	19,313
Deferred compensation liabilities	142,660	136,139
Long-term debt	91,200	-
Long-term lease liability	104,448	102,867
Other liabilities	13,523	13,335
Total Liabilities	687,821	558,784
Commitments and contingencies (Note 10)
STOCKHOLDERS' EQUITY
Capital stock - authorized 80,000,000 shares $1 par; issued 37,606,800 shares (2025 - 37,594,676 shares)	37,607	37,595
Paid-in capital	1,603,730	1,592,197
Retained earnings	3,013,504	2,955,375
Treasury stock - 24,387,448 shares (2025 - 23,884,187 shares)	(3,809,245)	(3,608,117)
Deferred compensation payable in Company stock	2,398	2,355
Total Stockholders' Equity	847,994	979,405
Total Liabilities and Stockholders' Equity	$1,535,815	$1,538,189

See Accompanying Notes to Unaudited Consolidated Financial Statements.

CHEMED CORPORATION AND SUBSIDIARY COMPANIES
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)

	Three Months Ended March 31,
	2026	2025
Service revenues and sales	$657,513	$646,943
Cost of services provided and goods sold (excluding depreciation)	441,749	430,530
Selling, general and administrative expenses	114,321	105,587
Depreciation	14,303	13,445
Amortization	2,570	2,572
Other operating (income)/expense	(8)	51
Total costs and expenses	572,935	552,185
Income from operations	84,578	94,758
Interest expense	(512)	(329)
Other income - net	4,774	1,245
Income before income taxes	88,840	95,674
Income taxes	(22,538)	(23,917)
Net income	$66,302	$71,757

Earnings Per Share:
Net income	$4.85	$4.91
Average number of shares outstanding	13,675	14,622

Diluted Earnings Per Share:
Net income	$4.84	$4.86
Average number of shares outstanding	13,690	14,764

Cash Dividends Per Share	$0.60	$0.50

See Accompanying Notes to Unaudited Consolidated Financial Statements.

CHEMED CORPORATION AND SUBSIDIARY COMPANIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Three Months Ended March 31,
	2026	2025
Cash Flows from Operating Activities
Net income	$66,302	$71,757
Adjustments to reconcile net income to net cash provided
by operating activities:
Depreciation and amortization	16,873	16,017
Stock option expense	9,249	9,091
Benefit for deferred income taxes	(4,737)	(14,174)
Noncash long-term incentive compensation	1,386	2,420
Amortization of debt issuance costs	80	80
Changes in operating assets and liabilities:
Increase in accounts receivable	(32,899)	(67,424)
Decrease in inventories	335	403
Increase in prepaid expenses	(88)	(4,430)
Increase/(decrease) in accounts payable and other current liabilities	2,235	(22,592)
Change in current income taxes	26,817	37,286
Net change in lease assets and liabilities	(471)	169
(Increase)/decrease in other assets	(3,603)	3,034
Increase in other liabilities	6,709	951
Other sources	31	156
Net cash provided by operating activities	88,219	32,744
Cash Flows from Investing Activities
Business combinations, net of cash acquired	(20,610)	(225)
Capital expenditures	(17,116)	(13,280)
Proceeds from sale of fixed assets	134	112
Other uses	(197)	(281)
Net cash used by investing activities	(37,789)	(13,674)
Cash Flows from Financing Activities
Purchases of treasury stock	(190,039)	(33,222)
Proceeds from revolving line of credit	135,480	-
Payments on revolving line of credit	(44,280)	-
Dividends paid	(8,173)	(7,325)
Capital stock surrendered to pay taxes on stock-based compensation	(1,482)	(6,254)
Proceeds from exercise of stock options	1,312	22,666
Change in cash overdrafts payable	(493)	438
Other (uses)/sources	(414)	159
Net cash used by financing activities	(108,089)	(23,538)
Decrease in Cash and Cash Equivalents	(57,659)	(4,468)
Cash and cash equivalents at beginning of period	74,515	178,350
Cash and cash equivalents at end of period	$16,856	$173,882

See Accompanying Notes to Unaudited Consolidated Financial Statements.

CHEMED CORPORATION AND SUBSIDIARY COMPANIES
UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(in thousands, except per share data)

For the three months ended March 31, 2026 and 2025:					Deferred
					Compensation
				Treasury	Payable in
	Capital	Paid-in	Retained	Stock-	Company
	Stock	Capital	Earnings	at Cost	Stock	Total
Balance at December 31, 2025	$37,595	$1,592,197	$2,955,375	$(3,608,117)	$2,355	$979,405
Net income	-	-	66,302	-	-	66,302
Dividends paid ($0.60 per share)	-	-	(8,173)	-	-	(8,173)
Stock awards and exercise of stock options	12	11,935	-	(1,482)	-	10,465
Purchases of treasury stock	-	-	-	(197,682)	-	(197,682)
Excise tax on share repurchase	-	-	-	(1,920)	-	(1,920)
Other	-	(402)	-	(44)	43	(403)
Balance at March 31, 2026	$37,607	$1,603,730	$3,013,504	$(3,809,245)	$2,398	$847,994
					Deferred
					Compensation
				Treasury	Payable in
	Capital	Paid-in	Retained	Stock-	Company
	Stock	Capital	Earnings	at Cost	Stock	Total
Balance at December 31, 2024	$37,422	$1,484,176	$2,721,832	$(3,126,660)	$2,223	$1,118,993
Net income	-	-	71,757	-	-	71,757
Dividends paid ($0.50 per share)	-	-	(7,325)	-	-	(7,325)
Stock awards and exercise of stock options	113	54,072	-	(26,262)	-	27,923
Purchases of treasury stock	-	-	-	(29,756)	-	(29,756)
Other	-	171	-	(40)	39	170
Balance at March 31, 2025	$37,535	$1,538,419	$2,786,264	$(3,182,718)	$2,262	$1,181,762

See Accompanying Notes to Unaudited Consolidated Financial Statements.

CHEMED CORPORATION AND SUBSIDIARY COMPANIES

Notes to Unaudited Consolidated Financial Statements

1.    Basis of Presentation

As used herein, the terms “We,” “Company” and “Chemed” refer to Chemed Corporation or Chemed Corporation and its consolidated subsidiaries.

We have prepared the accompanying unaudited consolidated financial statements of Chemed in accordance with Rule 10-01 of SEC Regulation S-X. Consequently, we have omitted certain disclosures required under generally accepted accounting principles in the United States (“GAAP”) for complete financial statements. The December 31, 2025 balance sheet data were derived from audited financial statements but do not include all disclosures required by GAAP. However, in our opinion, the financial statements presented herein contain all adjustments, consisting only of normal recurring adjustments, necessary to state fairly our financial position, results of operations and cash flows. The results of operations for the three months ended March 31, 2026 are not necessarily indicative of the results that may be expected for the year ending December 31, 2026 or any other future period, and we make no representations related thereto. These financial statements are prepared on the same basis as and should be read in conjunction with the audited Consolidated Financial Statements and related Notes included in our Annual Report on Form 10-K for the year ended December 31, 2025.

INCOME TAXES

Our effective income tax rate was 25.4% in the first quarter of 2026 compared to 25.0% during the first quarter of 2025. Excess tax benefit on stock options exercised reduced our income tax expense by $463,000 for the quarter ended March 31, 2025.

NON-CASH TRANSACTIONS

Included in the accompanying Consolidated Balance Sheets are $1.4 million and $2.1 million of capitalized property and equipment which were not paid for as of March 31, 2026 and December 31, 2025, respectively. Accrued property and equipment purchases have been excluded from capital expenditures in the accompanying Consolidated Statements of Cash Flow. There are no material non-cash amounts included in interest expense for any period presented.

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

Care is provided to patients regardless of their ability to pay. Patients who meet our criteria for charity care are provided care without charge. There is no revenue or associated accounts receivable in the accompanying Consolidated Financial Statements related to charity care. The cost of providing charity care for the quarters ended March 31, 2026 and 2025 was $2.2 million and $2.0 million, respectively. The cost of charity care is included in cost of services provided and goods sold and is calculated by taking the ratio of charity care days to total days of care and multiplying by the total cost of care.

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

We are subject to certain limitations on Medicare payments for services which are considered variable consideration, as follows:

Inpatient Cap. If the number of inpatient care days any hospice program provides to Medicare beneficiaries exceeds 20% of the total days of hospice care such program provided to all Medicare patients for an annual period beginning September 28, the days in excess of the 20% figure may be reimbursed only at the routine homecare rate. None of VITAS’ hospice programs exceeded the payment limits on inpatient services during the three months ended March 31, 2026 and 2025.

Medicare Cap. We are also subject to a Medicare annual per-beneficiary cap (“Medicare Cap”). Compliance with the Medicare Cap is measured in one of two ways based on a provider election. The “streamlined” method compares total Medicare payments received under a Medicare provider number with respect to services provided to all Medicare hospice care beneficiaries in the program or programs covered by that Medicare provider number with the product of the per-beneficiary cap amount and the number of Medicare beneficiaries electing hospice care for the first time from that hospice program or programs from September 28 through September 27 of the following year. At March 31, 2026, all our programs except three are using the “streamlined” method.

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

The composition of patient care service revenue by payor and level of care for the quarter ended March 31, 2026 is as follows (in thousands):

	Medicare	Medicaid	Commercial	Total
Routine home care	$350,077	$12,554	$8,460	$371,091
Inpatient care	31,449	2,327	2,149	35,925
Continuous care	16,582	551	1,000	18,133
	$398,108	$15,432	$11,609	$425,149

All other revenue - self-pay, respite care, etc.				5,578
Subtotal				$430,727
Medicare cap adjustment				(2,375)
Implicit price concessions				(5,077)
Room and board, net				(3,257)
Net revenue				$420,018

The composition of patient care service revenue by payor and level of care for the quarter ended March 31, 2025 is as follows (in thousands):

	Medicare	Medicaid	Commercial	Total
Routine home care	$332,639	$11,038	$7,889	$351,566
Inpatient care	29,544	2,164	2,314	34,022
Continuous care	22,847	742	1,048	24,637
	$385,030	$13,944	$11,251	$410,225

All other revenue - self-pay, respite care, etc.				5,344
Subtotal				$415,569
Medicare cap adjustment				(2,325)
Implicit price concessions				(2,319)
Room and board, net				(3,525)
Net revenue				$407,400

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

The composition of disaggregated revenue for the first quarter is as follows (in thousands):

	March 31,
	2026	2025
Drain cleaning	$59,735	$59,542
Plumbing	49,584	46,059
Excavation	63,510	64,239
Other	229	186
Subtotal - short term core	173,058	170,026
Water restoration	47,848	54,163
Independent contractors	17,765	18,362
Franchisee fees	1,521	1,424
Other	5,089	4,895
Gross revenue	245,281	248,870
Implicit price concessions and credit memos	(7,786)	(9,327)
Net revenue	$237,495	$239,543

3.    Segments

Our segments include the VITAS segment and the Roto-Rooter segment, which comprise the structure used by our President and Chief Executive Officer, who has been determined to be our Chief Operating Decision Maker (“CODM”) to make key operating decisions and assess performance. Relative contributions of each segment to service revenues and sales for the first quarter of 2026 were 64% and 36%, respectively, compared to the first quarter of 2025 which were 63% and 37%, respectively. The vast majority of our service revenues and sales from continuing operations are generated from business within the United States. Service revenues and sales by business segment are shown in Note 2.

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

Segment data for the three months ended March 31, 2026 are as follows (in thousands):

			Reportable		Chemed
	VITAS	Roto-Rooter	Segments	Corporate	Consolidated
Service revenues and sales	$420,018	$237,495	$657,513	$-	$657,513

Cost of services provided and goods sold
(excluding depreciation)
Wages	244,105	81,672	325,777	-	325,777
Patient care expense	45,845	-	45,845	-	45,845
Other expenses	35,517	34,610	70,127	-	70,127
Total cost of services provided and goods sold	325,467	116,282	441,749	-	441,749

Selling, general and administrative expense
Wages	17,236	22,885	40,121	4,680	44,801
Advertising	-	22,040	22,040	-	22,040
Stock compensation	-	-	-	10,754	10,754
Other expenses	8,873	23,004	31,877	4,849	36,726
Total selling, general and administrative expense	26,109	67,929	94,038	20,283	114,321

Depreciation	5,912	8,379	14,291	12	14,303
Amortization	26	2,544	2,570	-	2,570
Other operating (income)/expense	52	(60)	(8)	-	(8)
Total costs and expenses	357,566	195,074	552,640	20,295	572,935
Income/(loss) from operations	62,452	42,421	104,873	(20,295)	84,578

Interest expense	(50)	(136)	(186)	(326)	(512)
Intercompany interest income/(expense)	6,238	4,512	10,750	(10,750)	-
Other income - net	95	15	110	4,664	4,774
Income/(expense) before income taxes	68,735	46,812	115,547	(26,707)	88,840
Income taxes	(16,528)	(11,028)	(27,556)	5,018	(22,538)
Net income/(loss)	$52,207	$35,784	$87,991	$(21,689)	$66,302

Additions to long-lived assets	$6,743	$31,095	$37,838	$21	$37,859

Segment data for the three months ended March 31, 2025 are as follows (in thousands):

			Reportable		Chemed
	VITAS	Roto-Rooter	Segments	Corporate	Consolidated
Service revenues and sales	$407,400	$239,543	$646,943	$-	$646,943

Cost of services provided and goods sold
(excluding depreciation)
Wages	235,173	77,471	312,644	-	312,644
Patient care expense	40,379	-	40,379	-	40,379
Other expenses	37,255	40,252	77,507	-	77,507
Total cost of services provided and goods sold	312,807	117,723	430,530	-	430,530

Selling, general and administrative expense
Wages	17,527	21,187	38,714	4,731	43,445
Advertising	-	18,169	18,169	-	18,169
Stock compensation	-	-	-	11,748	11,748
Other expenses/(income)	9,011	23,293	32,304	(79)	32,225
Total selling, general and administrative expense	26,538	62,649	89,187	16,400	105,587

Depreciation	5,196	8,237	13,433	12	13,445
Amortization	26	2,546	2,572	-	2,572
Other operating expense/(income)	64	(13)	51	-	51
Total costs and expenses	344,631	191,142	535,773	16,412	552,185
Income/(loss) from operations	62,769	48,401	111,170	(16,412)	94,758

Interest expense	(48)	(132)	(180)	(149)	(329)
Intercompany interest income/(expense)	5,296	3,930	9,226	(9,226)	-
Other income - net	48	10	58	1,187	1,245
Income/(expense) before income taxes	68,065	52,209	120,274	(24,600)	95,674
Income taxes	(18,035)	(12,265)	(30,300)	6,383	(23,917)
Net income/(loss)	$50,030	$39,944	$89,974	$(18,217)	$71,757

Additions to long-lived assets	$9,476	$4,289	$13,765	$-	$13,765

Identifiable assets by segment are as follows (in thousands):

	March 31,	December 31,
	2026	2025

VITAS	$840,103	$784,927
Roto-Rooter	554,789	528,587
Reportable segments	1,394,892	1,313,514
Corporate	140,923	224,675
Chemed consolidated	$1,535,815	$1,538,189

4.    Earnings per Share

Earnings per share (“EPS”) are computed using the weighted average number of shares of capital stock outstanding. Earnings and diluted earnings per share are computed as follows (in thousands, except per share data):

		Net Income
For the Three Months Ended March 31,		Income	Shares	Earnings per Share
2026
	Earnings	$66,302	13,675	$4.85
	Dilutive stock options	-	-
	Nonvested stock awards	-	15
	Diluted earnings	$66,302	13,690	$4.84

2025
	Earnings	$71,757	14,622	$4.91
	Dilutive stock options	-	92
	Nonvested stock awards	-	50
	Diluted earnings	$71,757	14,764	$4.86

For the three months ended March 31, 2026, there were 1.3 million stock options excluded from the computation of dilutive earnings per share because they would have been anti-dilutive.

For the three months ended March 31, 2025, there were 599,000 million stock options excluded from the computation of dilutive earnings per share because they would have been anti-dilutive.

5.    Long-Term Debt and Lines of Credit

On April 10, 2026, we replaced our existing credit facility (the “Prior Credit Agreement”) with a sixth amended and restated Credit Agreement (“Credit Agreement”). Terms of the Credit Agreement consist of a five-year $450.0 million revolving credit facility including $100.0 million for letters of credit. The interest on this Credit Agreement has a floating interest rate that is the secured overnight financing rate (“SOFR”) plus an additional tiered rate which varies based on our current leverage ratio. As of March 31, 2026, the interest rate is SOFR plus 100 basis points. The Credit Agreement includes an expansion feature that provides the Company the opportunity to increase its revolver by an additional $250.0 million.

The long-term debt outstanding under the Prior Credit Agreement as of March 31, 2026 is $91.2 million.

The Credit Agreement contains the following quarterly financial covenants:

Description	Requirement

Leverage Ratio (Consolidated Indebtedness/Consolidated Adj. EBITDA)	< 3.50 to 1.00

Interest Coverage Ratio (Consolidated Adj. EBITDA/Consolidated Interest Expense)	> 3.00 to 1.00

We were in compliance with all debt covenants of the Prior Credit Agreement as of March 31, 2026. We have issued $45.5 million in standby letters of credit as of March 31, 2026, mainly for insurance purposes. Issued letters of credit reduce our available credit under the Prior Credit Agreement. As of March 31, 2026, we had approximately $313.3 million of unused lines of credit available and eligible to be drawn down under the Prior Credit Agreement.

6.    Other Income – Net

Other income – net comprises the following (in thousands):

	Three months ended March 31,
	2026	2025
Market value adjustment on assets held in deferred compensation trust	$3,885	$(830)
Interest income	890	2,076
Other	(1)	(1)
Total other income - net	$4,774	$1,245

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

We do not currently have any finance leases, therefore all lease information disclosed is related to operating leases.

The components of balance sheet information related to leases were as follows:

	March 31,	December 31,
	2026	2025
Assets
Operating lease assets	$133,597	$131,151

Liabilities
Current operating leases	41,286	40,892
Noncurrent operating leases	104,448	102,867
Total operating lease liabilities	$145,734	$143,759

The components of lease expense for the first quarter are as follows (in thousands):

	Three months ended March 31,
	2026	2025
Lease Expense (a)
Operating lease expense	$17,212	$16,875
Sublease income	(31)	(36)
Net lease expense	$17,181	$16,839

(a)Includes short-term leases and variable lease costs, which are immaterial. Included in both cost of services provided and goods sold and selling, general and administrative expenses.

The components of cash flow information related to leases were as follows:

	Three months ended March 31,
	2026	2025
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from leases	$14,187	$13,571

Leased assets obtained in exchange for new operating lease liabilities	$14,715	$15,988

Weighted Average Remaining Lease Term at March 31, 2026
Operating leases	4.72	years

Weighted Average Discount Rate at March 31, 2026
Operating leases	4.19%

Maturity of Operating Lease Liabilities (in thousands)

2026	$38,496
2027	38,384
2028	30,252
2029	24,001
2030	15,954
Thereafter	15,304
Total lease payments	$162,391
Less: interest	(16,657)
Total liability recognized on the balance sheet	$145,734

For leases commencing prior to April 2019, minimum rental payments exclude payments to landlords for real estate taxes and common area maintenance. Operating lease payments include $10.6 million related to extended lease terms that are reasonably certain of being exercised and exclude $4.9 million of lease payments for leases signed but not yet commenced.

8.    Stock-Based Compensation Plans

On February 13, 2026, the Compensation/Incentive Committee of the Board of Directors (“CIC”) granted 8,400 Performance Stock Units (“PSUs”) that vest contingent upon the achievement of certain total shareholder return (“TSR”) targets as compared to the TSR of a group of peer companies for the three-year period ending December 31, 2028, the date at which such awards vest. The cumulative compensation cost of the TSR-based PSU award to be recorded over the three-year service period is $5.2 million.

On February 13, 2026, the CIC also granted 8,400 PSUs that vest contingent upon the achievement of certain earnings per share (“EPS”) targets for the three-year period ending December 31, 2028. At the end of each reporting period, the Company estimates the number of shares that it believes will ultimately be earned and records the corresponding expense over the service period of the award. We currently estimate the cumulative compensation cost of the EPS-based PSUs to be recorded over the three-year service period is $3.9 million.

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

Three months ended March 31,
2026	2025
$9,924	$5,359

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

As a result of the previously disclosed cybersecurity incident and data breach on October 24, 2025, multiple class action lawsuits were filed against VITAS alleging various causes of action and seeking damages resulting from the breach. All outstanding cases have been consolidated and the Company has reached an agreement to settle them for a non-material amount fully covered by VITAS’ cybersecurity insurance.

Regardless of the outcome of the preceding matters, dealing with the various regulatory agencies and opposing parties can adversely affect us through defense costs, potential payments, withholding of governmental funding, diversion of management time, and related publicity.

11.    Concentration of Risk

As of March 31, 2026, and December 31, 2025, approximately 65% and 58%, respectively, of VITAS’ total accounts receivable balance were from Medicare and 29% and 34% respectively, of VITAS’ total accounts receivable balance were due from various state Medicaid or managed Medicaid programs. Combined accounts receivable from Medicare, Medicaid, and managed Medicaid represent approximately 81% of the consolidated net accounts receivable in the accompanying consolidated balance sheets as of March 31, 2026.

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

12.    Cash Overdrafts and Cash Equivalents

There is $10.5 million in cash overdrafts payable included in accounts payable at March 31, 2026. There were $11.0 million of cash overdrafts payable included in accounts payable at December 31, 2025.

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

The following shows the carrying value, fair value, and the hierarchy for our financial instruments as of March 31, 2026 (in thousands):

		Fair Value Measure
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Investments of deferred compensation plans held in trust	$143,778	$143,778	$-	$-
Cash equivalents	10,125	10,125	-	-

The following shows the carrying value, fair value and the hierarchy for our financial instruments as of December 31, 2025 (in thousands):

		Fair Value Measure
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Investments of deferred compensation plans held in trust	$140,347	$140,347	$-	$-
Cash equivalents	94,273	94,273	-	-

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

14.    Capital Stock Repurchase Plan Transactions

We repurchased the following capital stock:

	Three months ended March 31,
	2026	2025

Total cost of repurchased shares (in thousands)	$197,682	$29,756
Shares repurchased	500,000	50,000
Weighted average price per share	$395.36	$595.15

In February 2026, the Board of Directors authorized $300.0 million for additional stock repurchases under Chemed’s existing share repurchase program. We currently have $229.6 million of authorization remaining under this share repurchase plan.

15.    Acquisitions

On March 31, 2026, Roto-Rooter completed two acquisitions, for one franchise in Texas for $17.36 million in cash and one franchise in California for $3.25 million in cash.

On January 3, 2025, Roto-Rooter completed the acquisition of one franchise in Michigan for $225,000 in cash.

Revenue and net income from acquisitions made in 2026 and 2025 are not material.

Goodwill is assessed for impairment on a yearly basis as of October 1. The primary factor that contributed to the purchase price resulting in the recognition of goodwill is operational efficiencies expected as a result of integrating the operations of the Covenant locations into the existing VITAS organizational structure. All goodwill recognized is deductible for tax purposes.

Shown below is movement in Goodwill (in thousands):

	VITAS	Roto-Rooter	Total
Balance at December 31, 2025	$404,866	$262,133	$666,999
Business combinations	-	20,520	20,520
Foreign currency adjustments	-	(18)	(18)
Balance at March 31, 2026	$404,866	$282,635	$687,501

16. Recent Accounting Standards

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

The vast majority of the Company’s operations are located in the United States. As both operations are service companies, our employees are the most critical resource of the Company. We have very little exposure related to customers, vendors, or employees in other regions of the world. We continue to monitor macroeconomic trends and uncertainties such as inflation, the effects of recently implemented tariffs, and the potential imposition of modified or additional tariffs, as well as the impact of the war with Iran on fuel prices, which may have adverse effects on net sales and profitability. Based on preliminary analysis of the potential effects of the announced tariffs and these other factors, we do not expect a material negative effect on our net sales or profitability for the remainder of fiscal year 2026. However, we are continuing to evaluate these factors and their potential effects as well as our ability to potentially offset all or a portion of cost increases through pricing actions and cost savings efforts for fiscal year 2027 planning. Economic pressures including the challenges of high inflation and the effects of increased tariffs and the impact of the war with Iran may negatively affect our net sales and profitability in the future.

The following is a summary of the key operating results (in thousands except per share amounts):

	Three months ended March 31,
	2026	2025
Service revenues and sales	$657,513	$646,943
Net income	$66,302	$71,757
Diluted EPS	$4.84	$4.86
Adjusted net income	$77,383	$83,074
Adjusted diluted EPS	$5.65	$5.63
Adjusted EBITDA	$116,257	$121,692
Adjusted EBITDA as a % of revenue	17.7%	18.8%

Adjusted net income, adjusted diluted EPS, earnings before interest, taxes and depreciation and amortization (“EBITDA”), Adjusted EBITDA and Adjusted EBITDA as a percent of revenue are not measures derived in accordance with US GAAP. We provide non-GAAP measures to help readers evaluate our operating results and to compare our operating performance with that of similar companies that have different capital structures. Our non-GAAP measures should not be considered in isolation or as a substitute for comparable measures presented in accordance with GAAP. A reconciliation of our non-GAAP measures is presented on pages 28-29.

For the three months ended March 31, 2026, the increase in consolidated service revenues and sales was driven by a 3.1% increase at VITAS offset by a 0.9% decrease at Roto-Rooter. The increase in service revenues at VITAS is comprised primarily of 2.2% increase in days-of-care and a geographically weighted average Medicare reimbursement rate increase of approximately 2.6%. Acuity mix shift negatively impacted revenue growth by 120-basis points in the quarter when compared to the prior year revenue and level-of-care mix. The combination of Medicare Cap and other contra revenue changes decreased revenue growth by 47-basis points.

The decline in service revenues at Roto-Rooter was driven by a 1.9% decrease in commercial revenue and a 1.5% decrease in residential revenue.

Financial Condition

Liquidity and Capital Resources

Material changes in the balance sheet accounts from December 31, 2025 to March 31, 2026 include the following:

•A $32.9 million increase in accounts receivable due to the timing of payments. Other significant changes in our accounts receivable balances are typically driven by the timing of payments received from the Federal government at our VITAS subsidiary. We typically receive a payment in excess of $62.0 million from the Federal government for hospice services every other Friday. The timing of a period end will have a significant impact on the accounts receivable at VITAS. These changes generally normalize over a two-year period, as cash flow variations in one year are offset in the following year.

•A $20.5 million increase in goodwill due to the two acquisitions at Roto-Rooter.

•A $23.3 million increase in income taxes payable due to timing of payments.

•A $91.2 million increase in long-term debt due primarily to the acquisitions and stock repurchases.

•A $201.1 million increase in treasury stock due to stock repurchases.

Net cash provided by operating activities increased $55.5 million from March 31, 2025 to March 31, 2026. See the Unaudited Consolidated Statements of Cash Flow on page 5 for the detail components making up the change.

Management continually evaluates cash utilization alternatives, including share repurchase, debt repurchase, acquisitions and increased dividends to determine the most beneficial use of available capital resources.

We anticipate that our operating income and cash flows will be sufficient to operate our business and meet any commitments for the foreseeable future.

Commitments and Contingencies

On April 10, 2026, we replaced the Prior Credit Agreement with a sixth amended and restated Credit Agreement. Terms of the Credit Agreement consist of a five-year $450.0 million revolving credit facility including $100.0 million for letters of credit. The interest on this Credit Agreement has a floating interest rate that is generally the secured overnight financing rate (“SOFR”) plus an additional tiered rate which varies based on our current leverage ratio. As of March 31, 2026, the interest rate is SOFR plus 100 basis points. The Credit Agreement includes an expansion feature that provides the Company the opportunity to increase its revolver by an additional $250.0 million.

We have issued $45.5 million in standby letters of credit as of March 31, 2026 under the Prior Credit Agreement, which has continued under the Credit Agreement mainly for insurance purposes. Issued letters of credit reduce our available credit under the Credit Agreement. As of March 31, 2026, we have approximately $313.3 million of unused lines of credit available and are eligible to be drawn down under the Prior Credit Agreement. Management believes its liquidity and sources of capital are satisfactory for the Company’s needs in the foreseeable future.

Collectively, the terms of the Credit Agreement require us to meet various financial covenants, to be tested quarterly. We were in compliance with all financial and other debt covenants as of March 31, 2026 under the Prior Credit Agreement and anticipate remaining in compliance under the Credit Agreement throughout the foreseeable future.

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

Results of Operations

Three months ended March 31, 2026 versus 2025 - Consolidated Results

Our service revenues and sales for the first quarter of 2026 increased 1.6% versus services and sales revenues for the first quarter of 2025. Of this increase, a $12.6 million increase was attributable to VITAS, offset by a $2.0 million decrease at Roto-Rooter. The following chart shows the components of revenue by operating segment (in thousands):

	Three months ended March 31,		Increase/(Decrease)
	2026	2025	Percent
VITAS
Routine homecare	$371,091	$351,566	5.6
General inpatient	35,925	34,022	5.6
Continuous care	18,133	24,637	(26.4)
Other	5,578	5,344	4.4
Subtotal	430,727	415,569	3.6
Medicare cap adjustment	(2,375)	(2,325)	(2.2)
Room and board - net	(3,257)	(3,525)	7.6
Implicit price concessions	(5,077)	(2,319)	(118.9)
Net revenue	$420,018	$407,400	3.1

Roto-Rooter
Drain cleaning	$59,735	$59,542	0.3
Plumbing	49,584	46,059	7.7
Excavation	63,510	64,239	(1.1)
Other	229	186	23.1
Subtotal - short term core	173,058	170,026	1.8
Water restoration	47,848	54,163	(11.7)
Independent contractors	17,765	18,362	(3.3)
Outside franchisee fees	1,521	1,424	6.8
Other	5,089	4,895	4.0
Gross revenue	245,281	248,870	(1.4)
Implicit price concessions	(7,786)	(9,327)	16.5
Net revenue	237,495	239,543	(0.9)
Total Revenues	$657,513	$646,943	1.6

Days of care at VITAS during the quarters were as follows:

	Three months ended March 31,		Increase/(Decrease)
	2026	2025	Percent

Routine homecare	1,691,619	1,632,569	3.6
Nursing home	294,818	307,108	(4.0)
Respite	10,875	9,995	8.8
Subtotal routine homecare and respite	1,997,312	1,949,672	2.4
General inpatient	30,474	29,704	2.6
Continuous care	17,288	22,620	(23.6)
Total days of care	2,045,074	2,001,996	2.2

The increase in service revenues at VITAS is comprised primarily of 2.2% increase in days-of-care and a geographically weighted average Medicare reimbursement rate increase of approximately 2.6%. Acuity mix shift negatively impacted revenue growth by 120-basis points in the quarter when compared to the prior year revenue and level-of-care mix. The combination of Medicare Cap and other contra revenue changes decreased revenue growth by 47-basis points.

The increase in plumbing revenues for the first quarter of 2026 versus 2025 is attributable to a 14.1% increase in price and service mix shift offset by a 6.4% decrease in job count. The increase in drain cleaning revenues for the first quarter of 2026 versus 2025 is attributable to a 12.3% increase in price and service mix offset by a 12.0% decrease in job count. Excavation revenues decreased

1.1%, water restoration revenues decreased 11.7%, and contractors operations decreased 3.3%. Implicit price concessions and credit memos decreased 16.5% mainly related to the water restoration business.

The consolidated gross margin was 32.8% in the first quarter of 2026 as compared with 33.5% in the first quarter of 2025. On a segment basis, VITAS’ gross margin was 22.5% in the first quarter of 2026 as compared with 23.2% in the first quarter of 2025. The decline is related to an increase in variable patient care expenses in the first quarter of 2026 compared to the first quarter of 2025. The Roto-Rooter segment’s gross margin was 51.0% for the first quarter of 2026 which was essentially flat with the first quarter of 2025.

Selling, general and administrative expenses (“SG&A”) comprise (in thousands):

	Three months ended March 31,
	2026	2025
SG&A expenses before long-term incentive compensation and the impact of market value adjustments related to deferred compensation trusts	$108,931	$103,760
Impact of market value adjustments related to assets held in deferred compensation trusts	3,885	(830)
Long-term incentive compensation	1,505	2,657
Total SG&A expenses	$114,321	$105,587

SG&A expenses before long-term incentive compensation and the impact of market value adjustments related to deferred compensation trusts for the first quarter of 2026 were up 5.0% when compared to the first quarter of 2025. $3.9 million of this increase was the result of increased advertising at Roto-Rooter in the first quarter of 2026 compared to the first quarter of 2025.

Other income – net comprise (in thousands):

	Three months ended March 31,
	2026	2025
Market value adjustment on assets held in deferred compensation trusts	$3,885	$(830)
Interest income	890	2,076
Other	(1)	(1)
Total other income - net	$4,774	$1,245

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

Our effective tax rate reconciliation is as follows (in thousands):

	Three months ended March 31,
	2026	2025

Income tax provision calculated at the statutory federal rate	$18,656	$20,092
State and local income taxes, less federal income tax effect	2,716	4,187
Nondeductible expenses:
Stock compensation tax expense/(benefit)	56	(463)
Other--net	1,110	101
Income tax provision	$22,538	$23,917
Effective tax rate	25.4%	25.0%

Net income for both periods included the following after-tax items/adjustments that (reduced) or increased after-tax earnings (in thousands):

	Three months ended March 31,
	2026		2025
Roto-Rooter	$		$
Amortization of reacquired franchise agreements		(1,804)		(1,806)
Acquisition expense		(128)		-
Corporate
Stock option expense		(7,750)		(7,621)
Long-term incentive compensation		(1,343)		(2,353)
Excess tax (expense)/benefit on stock compensation		(56)		463
Total		$(11,081)		$(11,317)

Three months ended March 31, 2026 versus 2025 - Segment Results

Net income/(loss) for the first quarter of 2026 versus the first quarter of 2025 by segment (in thousands):

	Three months ended March 31,
	2026	2025
VITAS	$52,207	$50,030
Roto-Rooter	35,784	39,944
Corporate	(21,689)	(18,217)
	$66,302	$71,757

After-tax earnings as a percent of revenue at VITAS in the first quarter of 2026 was 12.4% as compared to 12.3% in the first quarter of 2025.

Roto-Rooter’s net income was negatively impacted in the first quarter of 2026 compared to the first quarter of 2025 due mainly to an increase in marketing expenses. Roto-Rooter’s after-tax earnings as a percent of revenue in the first quarter of 2026 was 15.1%, as compared to 16.7% in the first quarter of 2025.

After-tax Corporate expenses for the first quarter of 2026 increased 19.1% when compared to the first quarter in 2025 due primarily to a $1.5 million increase in intercompany interest expense, a lower tax benefit related to reduced stock option exercises and a $1.2 million decrease in interest income offset by an $881,000 decrease in stock-based compensation.

CHEMED CORPORATION AND SUBSIDIARY COMPANIES
CONSOLIDATING STATEMENTS OF INCOME
FOR THE THREE MONTHS ENDED MARCH 31, 2026
(in thousands)(unaudited)

				Chemed
	VITAS	Roto-Rooter	Corporate	Consolidated
2026 (a)
Service revenues and sales	$420,018	$237,495	$-	$657,513
Cost of services provided and goods sold	325,467	116,282	-	441,749
Selling, general and administrative expenses	26,109	67,929	20,283	114,321
Depreciation	5,912	8,379	12	14,303
Amortization	26	2,544	-	2,570
Other operating (income)/expense	52	(60)	-	(8)
Total costs and expenses	357,566	195,074	20,295	572,935
Income/(loss) from operations	62,452	42,421	(20,295)	84,578
Interest expense	(50)	(136)	(326)	(512)
Intercompany interest income/(expense)	6,238	4,512	(10,750)	-
Other income—net	95	15	4,664	4,774
Income/(expense) before income taxes	68,735	46,812	(26,707)	88,840
Income taxes	(16,528)	(11,028)	5,018	(22,538)
Net income/(loss)	$52,207	$35,784	$(21,689)	$66,302

(a) The following amounts are included in net income (in thousands):
				Chemed
	VITAS	Roto-Rooter	Corporate	Consolidated
Pretax benefit/(cost):
Stock option expense	$-	$-	$(9,249)	$(9,249)
Amortization of reacquired franchise agreements	-	(2,352)	-	(2,352)
Long-term incentive compensation	-	-	(1,505)	(1,505)
Acquisition expense	-	(167)	-	(167)
Total	$-	$(2,519)	$(10,754)	$(13,273)

				Chemed
	VITAS	Roto-Rooter	Corporate	Consolidated
After-tax benefit/(cost):
Stock option expense	$-	$-	$(7,750)	$(7,750)
Amortization of reacquired franchise agreements	-	(1,804)	-	(1,804)
Long-term incentive compensation	-	-	(1,343)	(1,343)
Acquisition expense	-	(128)	-	(128)
Excess tax expense on stock compensation	-	-	(56)	(56)
Total	$-	$(1,932)	$(9,149)	$(11,081)

CHEMED CORPORATION AND SUBSIDIARY COMPANIES
CONSOLIDATING STATEMENTS OF INCOME
FOR THE THREE MONTHS ENDED MARCH 31, 2025
(in thousands)(unaudited)

				Chemed
	VITAS	Roto-Rooter	Corporate	Consolidated
2025 (a)
Service revenues and sales	$407,400	$239,543	$-	$646,943
Cost of services provided and goods sold	312,807	117,723	-	430,530
Selling, general and administrative expenses	26,538	62,649	16,400	105,587
Depreciation	5,196	8,237	12	13,445
Amortization	26	2,546	-	2,572
Other operating expense/(income)	64	(13)	-	51
Total costs and expenses	344,631	191,142	16,412	552,185
Income/(loss) from operations	62,769	48,401	(16,412)	94,758
Interest expense	(48)	(132)	(149)	(329)
Intercompany interest income/(expense)	5,296	3,930	(9,226)	-
Other income—net	48	10	1,187	1,245
Income/(expense) before income taxes	68,065	52,209	(24,600)	95,674
Income taxes	(18,035)	(12,265)	6,383	(23,917)
Net income/(loss)	$50,030	$39,944	$(18,217)	$71,757

(a) The following amounts are included in net income (in thousands):
				Chemed
	VITAS	Roto-Rooter	Corporate	Consolidated
Pretax benefit/(cost):
Stock option expense	$-	$-	$(9,091)	$(9,091)
Long-term incentive compensation	-	-	(2,657)	(2,657)
Amortization of reacquired franchise agreements	-	(2,352)	-	(2,352)
Total	$-	$(2,352)	$(11,748)	$(14,100)

				Chemed
	VITAS	Roto-Rooter	Corporate	Consolidated
After-tax benefit/(cost):
Stock option expense	$-	$-	$(7,621)	$(7,621)
Long-term incentive compensation	-	-	(2,353)	(2,353)
Amortization of reacquired franchise agreements	-	(1,806)	-	(1,806)
Excess tax benefits on stock compensation	-	-	463	463
Total	$-	$(1,806)	$(9,511)	$(11,317)

Unaudited Consolidating Summary and Reconciliation of Adjusted EBITDA

Chemed Corporation and Subsidiary Companies
(in thousands)				Chemed
For the three months ended March 31, 2026	VITAS	Roto-Rooter	Corporate	Consolidated

Net income/(loss)	$52,207	$35,784	$(21,689)	$66,302
Add/(deduct):
Interest expense	50	136	326	512
Income taxes	16,528	11,028	(5,018)	22,538
Depreciation	5,912	8,379	12	14,303
Amortization	26	2,544	-	2,570
EBITDA	74,723	57,871	(26,369)	106,225
Add/(deduct):
Intercompany interest expense/(income)	(6,238)	(4,512)	10,750	-
Interest income	(95)	(15)	(779)	(889)
Stock option expense	-	-	9,249	9,249
Long-term incentive compensation	-	-	1,505	1,505
Acquisition expense	-	167	-	167
Adjusted EBITDA	$68,390	$53,511	$(5,644)	$116,257

				Chemed
For the three months ended March 31, 2025	VITAS	Roto-Rooter	Corporate	Consolidated

Net income/(loss)	$50,030	$39,944	$(18,217)	$71,757
Add/(deduct):
Interest expense	48	132	149	329
Income taxes	18,035	12,265	(6,383)	23,917
Depreciation	5,196	8,237	12	13,445
Amortization	26	2,546	-	2,572
EBITDA	73,335	63,124	(24,439)	112,020
Add/(deduct):
Intercompany interest expense/(income)	(5,296)	(3,930)	9,226	-
Interest income	(49)	(10)	(2,017)	(2,076)
Stock option expense	-	-	9,091	9,091
Long-term incentive compensation	-	-	2,657	2,657
Adjusted EBITDA	$67,990	$59,184	$(5,482)	$121,692

RECONCILIATION OF ADJUSTED NET INCOME
(in thousands, except per share data)(unaudited)

	Three Months Ended March 31,
	2026	2025
Net income as reported	$66,302	$71,757

Add/(deduct) pre-tax cost of:
Stock option expense	9,249	9,091
Amortization of reacquired franchise agreements	2,352	2,352
Long-term incentive compensation	1,505	2,657
Acquisition expense	167	-
Add/(deduct) tax impacts:
Tax impact of the above pre-tax adjustments (1)	(2,248)	(2,320)
Excess tax expense/(benefit) on stock compensation	56	(463)
Adjusted net income	$77,383	$83,074

Diluted Earnings Per Share As Reported
Net income	$4.84	$4.86
Average number of shares outstanding	13,690	14,764

Adjusted Diluted Earnings Per Share
Adjusted net income	$5.65	$5.63
Adjusted average number of shares outstanding	13,690	14,764

(1) The tax impact of pre-tax adjustments was calculated using the effective tax rate of the operating unit for which each adjustment is associated.

CHEMED CORPORATION AND SUBSIDIARY COMPANIES
OPERATING STATISTICS FOR VITAS SEGMENT
(unaudited)

	Three Months Ended March 31,
OPERATING STATISTICS	2026	2025
Net revenue ($000)
Homecare	$371,091	$351,566
Inpatient	35,925	34,022
Continuous care	18,133	24,637
Other	5,578	5,344
Subtotal	$430,727	$415,569
Room and board, net	(3,257)	(3,525)
Contractual allowances	(5,077)	(2,319)
Medicare cap allowance	(2,375)	(2,325)
Total	$420,018	$407,400
Net revenue as a percent of total before Medicare cap allowances
Homecare	86.2%	84.6%
Inpatient	8.3	8.2
Continuous care	4.2	5.9
Other	1.3	1.3
Subtotal	100.0	100.0
Room and board, net	(0.8)	(0.8)
Contractual allowances	(1.1)	(0.6)
Medicare cap allowance	(0.6)	(0.6)
Total	97.5%	98.0%
Days of care
Homecare	1,691,619	1,632,569
Nursing home	294,818	307,108
Respite	10,875	9,995
Subtotal routine homecare and respite	1,997,312	1,949,672
Inpatient	30,474	29,704
Continuous care	17,288	22,620
Total	2,045,074	2,001,996

Number of days in relevant time period	90	90

Average daily census (days)
Homecare	18,796	18,140
Nursing home	3,276	3,412
Respite	120	111
Subtotal routine homecare and respite	22,192	21,663
Inpatient	339	330
Continuous care	192	251
Total	22,723	22,244

Total Admissions	19,394	18,139
Total Discharges	18,537	17,875
Average length of stay (days)	102.7	118.7
Median length of stay (days)	15.0	16.0

ADC by major diagnosis
Cerebro	44.5%	44.7%
Neurological	11.3	12.4
Cancer	9.6	9.6
Cardio	16.3	16.1
Respiratory	7.7	7.2
Other	10.6	10.0
Total	100.0%	100.0%
Admissions by major diagnosis
Cerebro	26.9%	28.4%
Neurological	6.9	6.5
Cancer	23.5	24.6
Cardio	15.8	15.0
Respiratory	12.4	11.6
Other	14.5	13.9
Total	100.0%	100.0%

Estimated uncollectible accounts as a percent of revenues	1.2%	0.6%
Accounts receivable --
Days of revenue outstanding- excluding unapplied Medicare payments	38.8	47.3
Days of revenue outstanding- including unapplied Medicare payments	33.6	44.5

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

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

The Company’s primary market risk exposure relates to interest rate risk exposure through its variable interest line of credit. At March 31, 2026, the Company had no variable rate debt outstanding. For each $10 million borrowed under the credit facility, an increase or decrease of 100 basis points (1%), increases or decreases the Company’s annual interest expense by $100,000.

The Company continually evaluates this interest rate exposure and periodically weighs the cost versus the benefit of fixing the variable interest rates through a variety of hedging techniques.

Item 4.    Controls and Procedures

We carried out an evaluation, under the supervision of the Company’s President and Chief Executive Officer and with the participation of the Executive Vice President, Chief Financial Officer and Controller, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the President and Chief Executive Officer and Executive Vice President, Chief Financial Officer and Controller have concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report. There has been no change in our internal control over financial reporting that occurred during the quarter covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Item 2(c).    Purchases of Equity Securities by Issuer and Affiliated Purchasers

The following table shows the activity related to our share repurchase program for the first three months of 2026:

	Total Number	Weighted Average	Cumulative Shares	Dollar Amount
	of Shares	Price Paid Per	Repurchased Under	Remaining Under
	Repurchased	Share	the Program	The Program

February 2011 Program
January 1 through January 31, 2026	-	$-	12,161,858	$127,282,674
February 1 through February 28, 2026 (1)	-	-	12,161,858	427,282,674
March 1 through March 31, 2026	500,000	395.36	12,661,858	$229,301,903

First Quarter Total	500,000	$395.36

(1) In February 2026, our Board of Directors authorized an additional $300.0 million under the February 2011 Repurchase Program.

Item 3.    Defaults Upon Senior Securities

None.

Item 4.    Mine Safety Disclosures

None.

Item 5.    Other Information

None.

Item 6.    Exhibits

Exhibit No.	Description

10.1	Sixth Amended and Restated Credit Agreement

31.1	Certification by Kevin J. McNamara pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act of 1934.

31.2	Certification by Michael D. Witzeman pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act of 1934.

32.1	Certification by Kevin J. McNamara pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Michael D. Witzeman pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101

The following materials from Chemed Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2026 formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) The Condensed Consolidated Balance Sheet, (ii) The Condensed Consolidated Statement of Income, (iii) The Condensed Consolidated Statement of Cash Flows, (iv) The Condensed Statement of Equity, and (v) Notes to the Condensed Consolidated Financial Statements.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2026, formatted in iXBRL and contained in Exhibit 101.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Chemed Corporation
(Registrant)

Dated:	April 28, 2026	By:	/s/ Kevin J. McNamara
Kevin J. McNamara
(President and Chief Executive Officer)

Dated:	April 28, 2026	By:	/s/ Michael D. Witzeman
Michael D. Witzeman
(Executive Vice President, Chief Financial Officer and Controller)