Form 10-Q
period 2026-06-30
CHEMED CORP
filed 2026-07-31
CIK 19584

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒    Quarterly Report Under Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended June 30, 2026

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	☐	No	☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of Each Exchange on which Registered	Amount	Date

Capital Stock $1 Par Value	CHE	New York Stock Exchange	13,069,961 Shares	June 30, 2026

CHEMED CORPORATION AND

SUBSIDIARY COMPANIES

Index

Page No.
PART I. FINANCIAL INFORMATION:

Item 1. Financial Statements
Unaudited Consolidated Balance Sheets -
June 30, 2026 and December 31, 2025	3

Unaudited Consolidated Statements of Income -
Three months and six months ended June 30, 2026 and 2025	4

Unaudited Consolidated Statements of Cash Flows -
Six months ended June 30, 2026 and 2025	5

Unaudited Consolidated Statements of Changes in Stockholders’ Equity-
Three months and six months ended June 30, 2026 and 2025	6

Notes to Unaudited Consolidated Financial Statements	8

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	25

Item 3. Quantitative and Qualitative Disclosures about Market Risk	41

Item 4. Controls and Procedures	41

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	41

Item 1A. Risk Factors	41

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	41

Item 3. Defaults Upon Senior Securities	42

Item 4. Mine Safety Disclosures	42

Item 5. Other Information	42

Item 6. Exhibits	43
EX – 10.1
EX – 31.1
EX – 31.2
EX – 32.1
EX – 32.2
EX – 101
EX – 104

SIGNATURES	44

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
CHEMED CORPORATION AND SUBSIDIARY COMPANIES
UNAUDITED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	June 30, 2026	December 31, 2025
ASSETS
Current assets
Cash and cash equivalents	$40,222	$74,515
Accounts receivable less allowances	188,634	182,575
Inventories	7,630	7,543
Prepaid income taxes	17,646	11,165
Prepaid expenses	37,103	26,818
Total current assets	291,235	302,616
Investments of deferred compensation plans held in trust	148,153	140,347
Properties and equipment, at cost, less accumulated depreciation of $403,739 (2025- $388,104)	208,499	205,662
Lease right of use asset	142,535	131,151
Identifiable intangible assets less accumulated amortization of $74,720 (2025 - $69,432)	78,601	82,764
Goodwill	699,398	666,999
Other assets	11,164	8,650
Total Assets	$1,579,585	$1,538,189

LIABILITIES
Current liabilities
Accounts payable	$84,713	$64,459
Accrued insurance	72,455	62,054
Accrued compensation	63,794	58,329
Short-term lease liability	41,277	40,892
Income taxes	-	2,504
Other current liabilities	57,607	58,892
Total current liabilities	319,846	287,130
Deferred compensation liabilities	146,986	136,139
Long-term debt	140,000	-
Long-term lease liability	113,516	102,867
Deferred income taxes	15,050	19,313
Other liabilities	13,677	13,335
Total Liabilities	749,075	558,784
Commitments and contingencies (Note 10)
STOCKHOLDERS' EQUITY
Capital stock - authorized 80,000,000 shares $1 par; issued 37,612,657 shares (2025 - 37,594,676 shares)	37,613	37,595
Paid-in capital	1,617,125	1,592,197
Retained earnings	3,073,331	2,955,375
Treasury stock - 24,597,558 shares (2025 - 23,884,187 shares)	(3,900,000)	(3,608,117)
Deferred compensation payable in Company stock	2,441	2,355
Total Stockholders' Equity	830,510	979,405
Total Liabilities and Stockholders' Equity	$1,579,585	$1,538,189

See Accompanying Notes to Unaudited Consolidated Financial Statements.

CHEMED CORPORATION AND SUBSIDIARY COMPANIES
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Service revenues and sales	$673,251	$618,798	$1,330,764	$1,265,741
Cost of services provided and goods sold (excluding depreciation)	451,780	434,105	893,529	864,635
Selling, general and administrative expenses	115,203	100,323	229,524	205,910
Depreciation	14,267	13,689	28,570	27,134
Amortization	2,719	2,571	5,289	5,143
Other operating expense	78	26	70	77
Total costs and expenses	584,047	550,714	1,156,982	1,102,899
Income from operations	89,204	68,084	173,782	162,842
Interest expense	(1,789)	(443)	(2,301)	(772)
Other income - net	3,914	3,474	8,688	4,719
Income before income taxes	91,329	71,115	180,169	166,789
Income taxes	(23,626)	(18,622)	(46,164)	(42,539)
Net income	$67,703	$52,493	$134,005	$124,250

Earnings Per Share:
Net income	$5.14	$3.60	$9.98	$8.51
Average number of shares outstanding	13,174	14,591	13,423	14,606

Diluted Earnings Per Share:
Net income	$5.13	$3.57	$9.97	$8.43
Average number of shares outstanding	13,199	14,703	13,442	14,733

Cash Dividends Per Share	$0.60	$0.50	$1.20	$1.00

See Accompanying Notes to Unaudited Consolidated Financial Statements.

CHEMED CORPORATION AND SUBSIDIARY COMPANIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Six Months Ended June 30,
	2026	2025
Cash Flows from Operating Activities
Net income	$134,005	$124,250
Adjustments to reconcile net income to net cash provided
by operating activities:
Depreciation and amortization	33,859	32,277
Stock option expense	18,302	18,307
Benefit for deferred income taxes	(4,262)	(13,243)
Noncash long-term incentive compensation	3,633	3,273
Noncash directors' compensation	1,191	1,123
Litigation settlements	548	-
Amortization of debt issuance costs	163	160
Changes in operating assets and liabilities:
Increase in accounts receivable	(6,716)	(13,466)
Increase in inventories	(87)	(955)
Increase in prepaid expenses	(10,285)	(7,232)
Increase/(decrease) in accounts payable and other current liabilities	9,174	(12,449)
Change in current income taxes	(8,985)	(10,764)
Net change in lease assets and liabilities	292	(72)
(Increase)/decrease in other assets	(9,489)	48,426
Increase in other liabilities	11,191	1,521
Other sources	498	194
Net cash provided by operating activities	173,032	171,350
Cash Flows from Investing Activities
Business combinations, net of cash acquired	(33,540)	(225)
Capital expenditures	(32,639)	(29,088)
Proceeds from sale of fixed assets	422	480
Other uses	(270)	(322)
Net cash used by investing activities	(66,027)	(29,155)
Cash Flows from Financing Activities
Proceeds from revolving line of credit	491,480	-
Payments on revolving line of credit	(351,480)	-
Purchases of treasury stock	(287,521)	(76,168)
Change in cash overdrafts payable	23,305	309
Dividends paid	(16,049)	(14,542)
Proceeds from exercise of stock options	2,731	27,152
Capital stock surrendered to pay taxes on stock-based compensation	(1,482)	(8,484)
Debt issuance costs	(1,349)	-
Other (uses)/sources	(933)	1,092
Net cash used by financing activities	(141,298)	(70,641)
(Decrease)/increase in Cash and Cash Equivalents	(34,293)	71,554
Cash and cash equivalents at beginning of period	74,515	178,350
Cash and cash equivalents at end of period	$40,222	$249,904

See Accompanying Notes to Unaudited Consolidated Financial Statements.

CHEMED CORPORATION AND SUBSIDIARY COMPANIES
UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(in thousands, except per share data)

For the three months ended June 30, 2026 and 2025:					Deferred
					Compensation
				Treasury	Payable in
	Capital	Paid-in	Retained	Stock-	Company
	Stock	Capital	Earnings	at Cost	Stock	Total
Balance at March 31, 2026	$37,607	$1,603,730	$3,013,504	$(3,809,245)	$2,398	$847,994
Net income	-	-	67,703	-	-	67,703
Dividends paid ($0.60 per share)	-	-	(7,876)	-	-	(7,876)
Stock awards and exercise of stock options	6	13,904	-	-	-	13,910
Purchases of treasury stock	-	-	-	(89,839)	-	(89,839)
Excise tax on share repurchase	-	-	-	(872)	-	(872)
Other	-	(509)	-	(44)	43	(510)
Balance at June 30, 2026	$37,613	$1,617,125	$3,073,331	$(3,900,000)	$2,441	$830,510
					Deferred
					Compensation
				Treasury	Payable in
	Capital	Paid-in	Retained	Stock-	Company
	Stock	Capital	Earnings	at Cost	Stock	Total
Balance at March 31, 2025	$37,535	$1,538,419	$2,786,264	$(3,182,718)	$2,262	$1,181,762
Net income	-	-	52,493	-	-	52,493
Dividends paid ($0.50 per share)	-	-	(7,217)	-	-	(7,217)
Stock awards and exercise of stock options	58	36,803	-	(23,413)	-	13,448
Purchases of treasury stock	-	-	-	(42,945)	-	(42,945)
Other	-	943	-	(39)	40	944
Balance at June 30, 2025	$37,593	$1,576,165	$2,831,540	$(3,249,115)	$2,302	$1,198,485

See Accompanying Notes to Unaudited Consolidated Financial Statements.

CHEMED CORPORATION AND SUBSIDIARY COMPANIES
UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(in thousands, except per share data)
For the six months ended June 30, 2026 and 2025:					Deferred
					Compensation
				Treasury	Payable in
	Capital	Paid-in	Retained	Stock-	Company
	Stock	Capital	Earnings	at Cost	Stock	Total
Balance at December 31, 2025	$37,595	$1,592,197	$2,955,375	$(3,608,117)	$2,355	$979,405
Net income	-	-	134,005	-	-	134,005
Dividends paid ($1.20 per share)	-	-	(16,049)	-	-	(16,049)
Stock awards and exercise of stock options	18	25,839	-	(1,482)	-	24,375
Purchases of treasury stock	-	-	-	(287,521)	-	(287,521)
Excise tax on share repurchase	-	-	-	(2,792)	-	(2,792)
Other	-	(911)	-	(88)	86	(913)
Balance at June 30, 2026	$37,613	$1,617,125	$3,073,331	$(3,900,000)	$2,441	$830,510
					Deferred
					Compensation
				Treasury	Payable in
	Capital	Paid-in	Retained	Stock-	Company
	Stock	Capital	Earnings	at Cost	Stock	Total
Balance at December 31, 2024	$37,422	$1,484,176	$2,721,832	$(3,126,660)	$2,223	$1,118,993
Net income	-	-	124,250	-	-	124,250
Dividends paid ($1.00 per share)	-	-	(14,542)	-	-	(14,542)
Stock awards and exercise of stock options	171	90,875	-	(49,675)	-	41,371
Purchases of treasury stock	-	-	-	(72,701)	-	(72,701)
Other	-	1,114	-	(79)	79	1,114
Balance at June 30, 2025	$37,593	$1,576,165	$2,831,540	$(3,249,115)	$2,302	$1,198,485

See Accompanying Notes to Unaudited Consolidated Financial Statements.

CHEMED CORPORATION AND SUBSIDIARY COMPANIES

Notes to Unaudited Consolidated Financial Statements

1.    Basis of Presentation

As used herein, the terms “We,” “Company” and “Chemed” refer to Chemed Corporation or Chemed Corporation and its consolidated subsidiaries.

We have prepared the accompanying unaudited consolidated financial statements of Chemed in accordance with Rule 10-01 of SEC Regulation S-X. Consequently, we have omitted certain disclosures required under generally accepted accounting principles in the United States (“GAAP”) for complete financial statements. The December 31, 2025 balance sheet data were derived from audited financial statements but do not include all disclosures required by GAAP. However, in our opinion, the financial statements presented herein contain all adjustments, consisting only of normal recurring adjustments, necessary to state fairly our financial position, results of operations and cash flows. The results of operations for the six months ended June 30, 2026 are not necessarily indicative of the results that may be expected for the year ending December 31, 2026 or any other future period, and we make no representations related thereto. These financial statements are prepared on the same basis as and should be read in conjunction with the audited Consolidated Financial Statements and related Notes included in our Annual Report on Form 10-K for the year ended December 31, 2025.

INCOME TAXES

Our effective income tax rate was 25.9% in the second quarter of 2026 compared to 26.2% during the second quarter of 2025. Excess tax expense/benefit on stock options exercised were immaterial for the quarters ended June 30, 2026 and 2025, respectively.

Our effective tax rate reconciliation is as follows (in thousands):

	Three months ended June 30,
	2026	2025

Income tax provision calculated at the statutory federal rate	$19,179	$14,934
State and local income taxes, less federal income tax effect	2,811	2,261
Nondeductible expenses:
Stock compensation tax expense/(benefit)	445	(50)
Other--net	1,191	1,477
Income tax provision	$23,626	$18,622
Effective tax rate	25.9%	26.2%

Our effective income tax rate was 25.6% in the first six months of 2026 compared to 25.5% during the first six months of 2025. Excess tax expense/benefit on stock options exercised were immaterial for the first six months ended June 30, 2026 and 2025, respectively.

Our effective tax rate reconciliation is as follows (in thousands):

	Six months ended June 30,
	2026	2025

Income tax provision calculated at the statutory federal rate	$37,835	$35,026
State and local income taxes, less federal income tax effect	5,529	6,448
Nondeductible expenses:
Stock compensation tax expense/(benefit)	501	(513)
Other--net	2,299	1,578
Income tax provision	$46,164	$42,539
Effective tax rate	25.6%	25.5%

NON-CASH TRANSACTIONS

Included in the accompanying Consolidated Balance Sheets are $1.2 million and $2.1 million of capitalized property and equipment which were not paid for as of June 30, 2026 and December 31, 2025, respectively. Accrued property and equipment purchases have been excluded from capital expenditures in the accompanying Consolidated Statements of Cash Flows. There are no material non-cash amounts included in interest expense for any period presented.

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

Care is provided to patients regardless of their ability to pay. Patients who meet our criteria for charity care are provided care without charge. There is no revenue or associated accounts receivable in the accompanying Consolidated Financial Statements related to charity care. The cost of providing charity care for the quarters ended June 30, 2026 and 2025 was $2.2 million and $2.3 million, respectively. The cost of providing charity care for the first six months ended June 30, 2026 and 2025 was $4.4 million and $4.3 million, respectively. The cost of charity care is included in cost of services provided and goods sold and is calculated by taking the ratio of charity care days to total days of care and multiplying by the total cost of care.

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

We are subject to certain limitations on Medicare payments for services which are considered variable consideration, as follows:

Inpatient Cap. If the number of inpatient care days any hospice program provides to Medicare beneficiaries exceeds 20% of the total days of hospice care such program provided to all Medicare patients for an annual period beginning September 28, the days in excess of the 20% figure may be reimbursed only at the routine homecare rate. None of VITAS’ hospice programs exceeded the payment limits on inpatient services during the six months ended June 30, 2026 and 2025.

Medicare Cap. We are also subject to a Medicare annual per-beneficiary cap (“Medicare Cap”). Compliance with the Medicare Cap is measured in one of two ways based on a provider election. The “streamlined” method compares total Medicare payments received under a Medicare provider number with respect to services provided to all Medicare hospice care beneficiaries in the program or programs covered by that Medicare provider number with the product of the per-beneficiary cap amount and the number of Medicare beneficiaries electing hospice care for the first time from that hospice program or programs from September 28 through September 27 of the following year. At June 30, 2026, all our programs except three are using the “streamlined” method.

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

The composition of patient care service revenue by payor and level of care for the quarter ended June 30, 2026 is as follows (in thousands):

	Medicare	Medicaid	Commercial	Total
Routine home care	$369,992	$13,001	$8,355	$391,348
Inpatient care	30,854	2,345	2,474	35,673
Continuous care	17,792	583	1,021	19,396
	$418,638	$15,929	$11,850	$446,417

All other revenue - self-pay, respite care, etc.				6,206
Subtotal				$452,623
Medicare cap adjustment				(500)
Implicit price concessions				(4,844)
Room and board, net				(3,938)
Net revenue				$443,341

The composition of patient care service revenue by payor and level of care for the quarter ended June 30, 2025 is as follows (in thousands):

	Medicare	Medicaid	Commercial	Total
Routine home care	$338,148	$11,274	$8,620	$358,042
Inpatient care	28,797	2,000	2,226	33,023
Continuous care	21,934	636	1,070	23,640
	$388,879	$13,910	$11,916	$414,705

All other revenue - self-pay, respite care, etc.				5,747
Subtotal				$420,452
Medicare cap adjustment				(16,375)
Implicit price concessions				(3,984)
Room and board, net				(3,892)
Net revenue				$396,201

The composition of patient care service revenue by payor and level of care for the six months ended June 30, 2026 is as follows (in thousands):

	Medicare	Medicaid	Commercial	Total
Routine home care	$720,068	$25,555	$16,815	$762,438
Inpatient care	62,304	4,672	4,623	71,599
Continuous care	34,376	1,134	2,020	37,530
	$816,748	$31,361	$23,458	$871,567

All other revenue - self-pay, respite care, etc.				11,783
Subtotal				$883,350
Medicare cap adjustment				(2,875)
Implicit price concessions				(9,921)
Room and board, net				(7,196)
Net revenue				$863,358

The composition of patient care service revenue by payor and level of care for the six months ended June 30, 2025 is as follows (in thousands):

	Medicare	Medicaid	Commercial	Total
Routine home care	$670,788	$22,311	$16,509	$709,608
Inpatient care	58,341	4,164	4,540	67,045
Continuous care	44,779	1,379	2,118	48,276
	$773,908	$27,854	$23,167	$824,929

All other revenue - self-pay, respite care, etc.				11,092
Subtotal				$836,021
Medicare cap adjustment				(18,700)
Implicit price concessions				(6,304)
Room and board, net				(7,417)
Net revenue				$803,600

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

The composition of disaggregated revenue for the second quarter is as follows (in thousands):

	June 30,
	2026	2025
Drain cleaning	$57,501	$55,557
Plumbing	47,901	45,284
Excavation	61,563	56,493
Other	272	187
Subtotal - short term core	167,237	157,521
Water restoration	46,857	49,824
Independent contractors	17,118	17,449
Franchisee fees	1,443	1,405
Other	4,297	4,783
Gross revenue	236,952	230,982
Implicit price concessions and credit memos	(7,042)	(8,385)
Net revenue	$229,910	$222,597

The composition of disaggregated revenue for the first six months is as follows (in thousands):

	June 30,
	2026	2025
Drain cleaning	$117,235	$115,099
Plumbing	97,485	91,344
Excavation	125,073	120,731
Other	501	376
Subtotal - short term core	340,294	327,550
Water restoration	94,706	103,987
Independent contractors	34,884	35,811
Franchisee fees	2,964	2,828
Other	9,386	9,678
Gross revenue	482,234	479,854
Implicit price concessions and credit memos	(14,828)	(17,713)
Net revenue	$467,406	$462,141

3.    Segments

Our segments include the VITAS segment and the Roto-Rooter segment, which comprise the structure used by our President and Chief Executive Officer, who has been determined to be our Chief Operating Decision Maker (“CODM”) to make key operating decisions and assess performance. Relative contributions of each segment to service revenues and sales for the second quarter of 2026 were 66% and 34%, respectively, compared to the second quarter of 2025 which were 64% and 36%, respectively. Relative contributions of each segment to service revenues and sales for the first six months of 2026 were 65% and 35%, respectively, compared to the first six months of 2025 which were 63% and 37%, respectively. The vast majority of our service revenues and sales from continuing operations are generated from business within the United States. Service revenues and sales by business segment are shown in Note 2.

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

Segment data for the three months ended June 30, 2026 are as follows (in thousands):

			Reportable		Chemed
	VITAS	Roto-Rooter	Segments	Corporate	Consolidated
Service revenues and sales	$443,341	$229,910	$673,251	$-	$673,251

Cost of services provided and goods sold
(excluding depreciation)
Wages	254,425	78,661	333,086	-	333,086
Patient care expense	47,108	-	47,108	-	47,108
Other expenses	36,158	35,428	71,586	-	71,586
Total cost of services provided and goods sold	337,691	114,089	451,780	-	451,780

Selling, general and administrative expense
Wages	17,959	22,660	40,619	5,325	45,944
Advertising	-	21,793	21,793	-	21,793
Stock compensation	-	-	-	11,300	11,300
Other expenses	8,146	22,920	31,066	5,100	36,166
Total selling, general and administrative expense	26,105	67,373	93,478	21,725	115,203

Depreciation	5,781	8,474	14,255	12	14,267
Amortization	27	2,692	2,719	-	2,719
Other operating expense	28	50	78	-	78
Total costs and expenses	369,632	192,678	562,310	21,737	584,047
Income/(loss) from operations	73,709	37,232	110,941	(21,737)	89,204

Interest expense	(54)	(185)	(239)	(1,550)	(1,789)
Intercompany interest income/(expense)	6,480	4,575	11,055	(11,055)	-
Other income - net	66	10	76	3,838	3,914
Income/(expense) before income taxes	80,201	41,632	121,833	(30,504)	91,329
Income taxes	(19,290)	(9,719)	(29,009)	5,383	(23,626)
Net income/(loss)	$60,911	$31,913	$92,824	$(25,121)	$67,703

Additions to long-lived assets	$6,579	$21,962	$28,541	$4	$28,545

Segment data for the three months ended June 30, 2025 are as follows (in thousands):

			Reportable		Chemed
	VITAS	Roto-Rooter	Segments	Corporate	Consolidated
Service revenues and sales	$396,201	$222,597	$618,798	$-	$618,798

Cost of services provided and goods sold
(excluding depreciation)
Wages	241,805	75,704	317,509	-	317,509
Patient care expense	41,008	-	41,008	-	41,008
Other expenses	37,831	37,757	75,588	-	75,588
Total cost of services provided and goods sold	320,644	113,461	434,105	-	434,105

Selling, general and administrative expense
Wages	16,757	21,018	37,775	2,748	40,523
Advertising	-	18,943	18,943	-	18,943
Stock compensation	-	-	-	10,069	10,069
Other expenses	8,328	20,575	28,903	1,885	30,788
Total selling, general and administrative expense	25,085	60,536	85,621	14,702	100,323

Depreciation	5,314	8,363	13,677	12	13,689
Amortization	26	2,545	2,571	-	2,571
Other operating expense/(income)	55	(29)	26	-	26
Total costs and expenses	351,124	184,876	536,000	14,714	550,714
Income/(loss) from operations	45,077	37,721	82,798	(14,714)	68,084

Interest expense	(47)	(129)	(176)	(267)	(443)
Intercompany interest income/(expense)	5,454	3,970	9,424	(9,424)	-
Other income - net	61	23	84	3,390	3,474
Income/(expense) before income taxes	50,545	41,585	92,130	(21,015)	71,115
Income taxes	(12,326)	(9,671)	(21,997)	3,375	(18,622)
Net income/(loss)	$38,219	$31,914	$70,133	$(17,640)	$52,493

Additions to long-lived assets	$7,060	$8,745	$15,805	$5	$15,810

Segment data for the first six months ended June 30, 2026 are as follows (in thousands):

			Reportable		Chemed
	VITAS	Roto-Rooter	Segments	Corporate	Consolidated
Service revenues and sales	$863,358	$467,406	$1,330,764	$-	$1,330,764

Cost of services provided and goods sold
(excluding depreciation)
Wages	498,530	160,333	658,863	-	658,863
Patient care expense	92,953	-	92,953	-	92,953
Other expenses	71,674	70,039	141,713	-	141,713
Total cost of services provided and goods sold	663,157	230,372	893,529	-	893,529

Selling, general and administrative expense
Wages	35,195	45,545	80,740	10,004	90,744
Advertising	-	43,833	43,833	-	43,833
Stock compensation	-	-	-	22,055	22,055
Other expenses	17,018	45,924	62,942	9,950	72,892
Total selling, general and administrative expense	52,213	135,302	187,515	42,009	229,524

Depreciation	11,693	16,853	28,546	24	28,570
Amortization	53	5,236	5,289	-	5,289
Other operating expense/(income)	80	(9)	71	(1)	70
Total costs and expenses	727,196	387,754	1,114,950	42,032	1,156,982
Income/(loss) from operations	136,162	79,652	215,814	(42,032)	173,782

Interest expense	(104)	(321)	(425)	(1,876)	(2,301)
Intercompany interest income/(expense)	12,717	9,088	21,805	(21,805)	-
Other income - net	161	25	186	8,502	8,688
Income/(expense) before income taxes	148,936	88,444	237,380	(57,211)	180,169
Income taxes	(35,818)	(20,747)	(56,565)	10,401	(46,164)
Net income/(loss)	$113,118	$67,697	$180,815	$(46,810)	$134,005

Additions to long-lived assets	$13,322	$53,057	$66,379	$25	$66,404

Segment data for the first six months ended June 30, 2025 are as follows (in thousands):

			Reportable		Chemed
	VITAS	Roto-Rooter	Segments	Corporate	Consolidated
Service revenues and sales	$803,600	$462,141	$1,265,741	$-	$1,265,741

Cost of services provided and goods sold
(excluding depreciation)
Wages	476,978	153,176	630,154	-	630,154
Patient care expense	81,387	-	81,387	-	81,387
Other expenses	75,086	78,008	153,094	-	153,094
Total cost of services provided and goods sold	633,451	231,184	864,635	-	864,635

Selling, general and administrative expense
Wages	34,284	42,204	76,488	7,479	83,967
Advertising	-	37,112	37,112	-	37,112
Stock compensation	-	-	-	21,817	21,817
Other expenses	17,340	43,868	61,208	1,806	63,014
Total selling, general and administrative expense	51,624	123,184	174,808	31,102	205,910

Depreciation	10,509	16,601	27,110	24	27,134
Amortization	52	5,091	5,143	-	5,143
Other operating expense/(income)	119	(42)	77	-	77
Total costs and expenses	695,755	376,018	1,071,773	31,126	1,102,899
Income/(loss) from operations	107,845	86,123	193,968	(31,126)	162,842

Interest expense	(95)	(261)	(356)	(416)	(772)
Intercompany interest income/(expense)	10,750	7,900	18,650	(18,650)	-
Other income - net	110	32	142	4,577	4,719
Income/(expense) before income taxes	118,610	93,794	212,404	(45,615)	166,789
Income taxes	(30,361)	(21,936)	(52,297)	9,758	(42,539)
Net income/(loss)	$88,249	$71,858	$160,107	$(35,857)	$124,250

Additions to long-lived assets	$11,384	$18,186	$29,570	$5	$29,575

Identifiable assets by segment are as follows (in thousands):

	June 30,	December 31,
	2026	2025

VITAS	$796,653	$784,927
Roto-Rooter	584,356	528,587
Reportable segments	1,381,009	1,313,514
Corporate	198,576	224,675
Chemed consolidated	$1,579,585	$1,538,189

4.    Earnings per Share

Earnings per share (“EPS”) are computed using the weighted average number of shares of capital stock outstanding. Earnings and diluted earnings per share are computed as follows (in thousands, except per share data):

		Net Income
For the Three Months Ended June 30,		Income	Shares	Earnings per Share
2026
	Earnings	$67,703	13,174	$5.14
	Dilutive stock options	-	-
	Nonvested stock awards	-	25
	Diluted earnings	$67,703	13,199	$5.13

2025
	Earnings	$52,493	14,591	$3.60
	Dilutive stock options	-	84
	Nonvested stock awards	-	28
	Diluted earnings	$52,493	14,703	$3.57

		Net Income
For the Six Months Ended June 30,		Income	Shares	Earnings per Share
2026
	Earnings	$134,005	13,423	$9.98
	Dilutive stock options	-	-
	Nonvested stock awards	-	19
	Diluted earnings	$134,005	13,442	$9.97

2025
	Earnings	$124,250	14,606	$8.51
	Dilutive stock options	-	88
	Nonvested stock awards	-	39
	Diluted earnings	$124,250	14,733	$8.43

For the three and six months ended June 30, 2026, there were 1.3 million stock options excluded from the computation of dilutive earnings per share because they would have been anti-dilutive.

For the three and six months ended June 30, 2025, there were 336,000 stock options excluded from the computation of dilutive earnings per share because they would have been anti-dilutive.

5.    Long-Term Debt and Lines of Credit

On April 10, 2026, we replaced our existing credit facility (the “Prior Credit Agreement”) with a sixth amended and restated Credit Agreement (“Credit Agreement”). Terms of the Credit Agreement consist of a five-year $450.0 million revolving credit facility including $100.0 million for letters of credit. This Credit Agreement has a floating interest rate that is the secured overnight financing rate (“SOFR”) plus an additional tiered rate which varies based on our current leverage ratio. As of June 30, 2026, the interest rate is SOFR plus 100 basis points. The Credit Agreement includes an expansion feature that provides the Company the opportunity to increase its revolver by an additional $250.0 million.

The long-term debt outstanding under the Credit Agreement as of June 30, 2026 is $140.0 million.

The Credit Agreement contains the following quarterly financial covenants:

Description	Requirement

Leverage Ratio (Consolidated Indebtedness/Consolidated Adj. EBITDA)	< 3.50 to 1.00

Interest Coverage Ratio (Consolidated Adj. EBITDA/Consolidated Interest Expense)	> 3.00 to 1.00

We were in compliance with all debt covenants as of June 30, 2026. We have issued $47.3 million in standby letters of credit as of June 30, 2026, mainly for insurance purposes. Issued letters of credit reduce our available credit under the Credit Agreement. As of June 30, 2026, we had approximately $262.7 million of unused lines of credit available and eligible to be drawn down under the Credit Agreement.

6.    Other Income – Net

Other income – net comprises the following (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Market value adjustment on assets held in deferred compensation trust	$3,699	$918	$7,584	$88
Interest income	214	2,555	1,104	4,631
Other	1	1	-	-
Total other income - net	$3,914	$3,474	$8,688	$4,719

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

We do not currently have any finance leases, therefore all lease information disclosed is related to operating leases.

The components of balance sheet information related to leases were as follows:

	June 30,	December 31,
	2026	2025
Assets
Operating lease assets	$142,535	$131,151

Liabilities
Current operating leases	41,277	40,892
Noncurrent operating leases	113,516	102,867
Total operating lease liabilities	$154,793	$143,759

The components of lease expense for the second quarter are as follows (in thousands):

	Three months ended June 30,
	2026	2025
Lease Expense (a)
Operating lease expense	$17,419	$17,110
Sublease income	(25)	(30)
Net lease expense	$17,394	$17,080

The components of lease expense for the first six months are as follows (in thousands):

	Six months ended June 30,
	2026	2025
Lease Expense (a)
Operating lease expense	$34,634	$33,971
Sublease income	(56)	(66)
Net lease expense	$34,578	$33,905

(a)Includes short-term leases and variable lease costs, which are immaterial. Included in both cost of services provided and goods sold and selling, general and administrative expenses.

The components of cash flows information related to leases were as follows:

	Six months ended June 30,
	2026	2025
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from leases	$28,383	$27,472

Leased assets obtained in exchange for new operating lease liabilities	$36,108	$29,056

Weighted Average Remaining Lease Term at June 30, 2026
Operating leases	4.85	years

Weighted Average Discount Rate at June 30, 2026
Operating leases	4.27%

Maturity of Operating Lease Liabilities (in thousands)

2026	$28,516
2027	41,269
2028	32,668
2029	26,332
2030	18,607
Thereafter	25,380
Total lease payments	$172,772
Less: interest	(17,979)
Total liability recognized on the balance sheet	$154,793

For leases commencing prior to April 2019, minimum rental payments exclude payments to landlords for real estate taxes and common area maintenance. Operating lease payments include $10.6 million related to extended lease terms that are reasonably certain of being exercised and exclude $485,000 of lease payments for leases signed but not yet commenced.

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

Three months ended June 30,		Six months ended June 30,
2026	2025	2026	2025
$9,597	$5,731	$19,521	$11,090

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

11.    Concentration of Risk

As of June 30, 2026, and December 31, 2025, approximately 58% of VITAS’ total accounts receivable balance were from Medicare and 36% and 34% respectively, of VITAS’ total accounts receivable balance were due from various state Medicaid or managed Medicaid programs. Combined accounts receivable from Medicare, Medicaid, and managed Medicaid represent approximately 76% of the consolidated net accounts receivable in the accompanying consolidated balance sheets as of June 30, 2026.

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

12.    Cash Overdrafts and Cash Equivalents

There is $34.3 million in cash overdrafts payable included in accounts payable at June 30, 2026. There were $11.0 million of cash overdrafts payable included in accounts payable at December 31, 2025.

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

The following shows the carrying value, fair value, and the hierarchy for our financial instruments as of June 30, 2026 (in thousands):

		Fair Value Measure
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Investments of deferred compensation plans held in trust	$148,153	$148,153	$-	$-
Cash equivalents	35,064	35,064	-	-

The following shows the carrying value, fair value and the hierarchy for our financial instruments as of December 31, 2025 (in thousands):

		Fair Value Measure
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Investments of deferred compensation plans held in trust	$140,347	$140,347	$-	$-
Cash equivalents	94,273	94,273	-	-

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

14.    Capital Stock Repurchase Plan Transactions

We repurchased the following capital stock:

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025

Total cost of repurchased shares (in thousands)	$89,839	$42,945	$287,521	$72,701
Shares repurchased	210,000	75,000	710,000	125,000
Weighted average price per share	$427.81	$572.61	$404.96	$581.62

In February 2026, the Board of Directors authorized $300.0 million for additional stock repurchases under Chemed’s existing share repurchase program. We currently have $139.8 million of authorization remaining under this share repurchase plan.

15.    Acquisitions

On March 31, 2026, Roto-Rooter completed two acquisitions, for one franchise in Texas for $17.36 million in cash and one franchise in California for $3.25 million in cash. On April 15, 2026, Roto-Rooter completed an acquisition for one franchise in New York for $930,000 in cash. On June 8, 2026, Roto-Rooter completed an acquisition for one franchise in Texas for $12.0 million in cash.

On January 3, 2025, Roto-Rooter completed the acquisition of one franchise in Michigan for $225,000 in cash.

Revenue and net income from acquisitions made in 2026 and 2025 are not material.

Goodwill is assessed for impairment on a yearly basis as of October 1. The primary factor that contributed to the purchase price resulting in the recognition of goodwill is operational efficiencies expected as a result of integrating the operations of the acquisitions into the organizational structure. All goodwill recognized is deductible for tax purposes.

Shown below is movement in Goodwill (in thousands):

	VITAS	Roto-Rooter	Total
Balance at December 31, 2025	$404,866	$262,133	$666,999
Business combinations	-	32,439	32,439
Foreign currency adjustments	-	(40)	(40)
Balance at June 30, 2026	$404,866	$294,532	$699,398

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

The following is a summary of the key operating results (in thousands except per share amounts):

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Service revenues and sales	$673,251	$618,798	$1,330,764	$1,265,741
Net income	$67,703	$52,493	$134,005	$124,250
Diluted EPS	$5.13	$3.57	$9.97	$8.43
Adjusted net income	$80,039	$62,721	$157,421	$145,796
Adjusted diluted EPS	$6.06	$4.27	$11.71	$9.90
Adjusted EBITDA	$121,806	$95,331	$238,062	$217,023
Adjusted EBITDA as a % of revenue	18.1%	15.4%	17.9%	17.1%

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

For the three months ended June 30, 2026, the increase in consolidated service revenues and sales was driven by an 11.9 % increase at VITAS and a 3.3% increase at Roto-Rooter. The increase in service revenues at VITAS is comprised primarily of 6.1% increase in days-of-care and a geographically weighted average Medicare reimbursement rate increase of approximately 2.4%. Acuity mix shift negatively impacted revenue growth by 115-basis points in the quarter when compared to the prior year quarter’s revenue and level-of-care mix. The combination of Medicare Cap and other contra revenue changes increased revenue growth by 455-basis points. The increase in service revenues at Roto-Rooter was driven by an increase in plumbing, drain cleaning and excavation offset by a decrease in water restoration.

For the six months ended June 30, 2026, the increase in consolidated service revenues and sales was driven by a 7.4% increase at VITAS and by a 1.1% increase at Roto-Rooter. The increase in service revenues at VITAS is comprised primarily of 4.2% increase in days-of-care and a geographically weighted average Medicare reimbursement rate increase of approximately 2.5%. Acuity mix shift negatively impacted revenue growth by 120-basis points in the year when compared to the prior year’s revenue and level-of-care mix. The combination of Medicare Cap and other contra revenue changes increased revenue growth by 190-basis points. The increase in service revenues at Roto-Rooter was driven by an increase in plumbing, drain cleaning and excavation offset by a decrease in water restoration.

Financial Condition

Liquidity and Capital Resources

Material changes in the balance sheet accounts from December 31, 2025 to June 30, 2026 include the following:

•A $6.1 million increase in accounts receivable due to the timing of payments. Other significant changes in our accounts receivable balances are typically driven by the timing of payments received from the Federal government at our VITAS subsidiary. We typically receive a payment in excess of $63.0 million from the Federal government for hospice services every other Friday. The timing of a period end will have a significant impact on the accounts receivable at VITAS. These changes generally normalize over a two-year period, as cash flow variations in one year are offset in the following year.

•A $10.3 million increase in prepaid expenses due to prepaid insurance premiums paid in the second quarter.

•A $11.4 million increase in lease right of use asset due to lease renewals. This resulted in a similar increase in the lease liability accounts.

•A $32.4 million increase in goodwill due to four acquisitions at Roto-Rooter.

•A $20.3 million increase in accounts payable due to timing of payments.

•A $10.8 million increase in the liability of deferred compensation plans due mainly to market valuation gains. This resulted in a similar increase in the assets associated with deferred compensation plans.

•A $140.0 million increase in long-term debt due primarily to acquisitions and stock repurchases.

•A $291.9 million increase in treasury stock due to stock repurchases.

Net cash provided by operating activities increased $1.7 million from June 30, 2025 to June 30, 2026. See the Unaudited Consolidated Statements of Cash Flows on page 5 for the detail components making up the change.

Management continually evaluates cash utilization alternatives, including share repurchase, debt repurchase, acquisitions and increased dividends to determine the most beneficial use of available capital resources.

We anticipate that our operating income and cash flows will be sufficient to operate our business and meet any commitments for the foreseeable future.

Commitments and Contingencies

On April 10, 2026, we replaced the Prior Credit Agreement with a sixth amended and restated Credit Agreement. Terms of the Credit Agreement consist of a five-year $450.0 million revolving credit facility including $100.0 million for letters of credit. This Credit Agreement has a floating interest rate that is generally the secured overnight financing rate (“SOFR”) plus an additional tiered rate which varies based on our current leverage ratio. As of June 30, 2026, the interest rate is SOFR plus 100 basis points. The Credit Agreement includes an expansion feature that provides the Company the opportunity to increase its revolver by an additional $250.0 million.

We have issued $47.3 million in standby letters of credit as of June 30, 2026, mainly for insurance purposes. Issued letters of credit reduce our available credit under the Credit Agreement. As of June 30, 2026, we have approximately $262.7 million of unused lines of credit available and are eligible to be drawn down under the Credit Agreement. Management believes its liquidity and sources of capital are satisfactory for the Company’s needs in the foreseeable future.

Collectively, the terms of the Credit Agreement require us to meet various financial covenants, to be tested quarterly. We are in compliance with all financial and other debt covenants as of June 30, 2026.

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

Results of Operations

Three months ended June 30, 2026 versus 2025 - Consolidated Results

Our service revenues and sales for the second quarter of 2026 increased 8.8% versus services revenue and sales for the second quarter of 2025. Of this increase, a $47.1 million increase was attributable to VITAS, and a $7.3 million increase at Roto-Rooter. The following chart shows the components of revenue by operating segment (in thousands):

	Three months ended June 30,		Increase/(Decrease)
	2026	2025	Percent
VITAS
Routine homecare	$391,348	$358,042	9.3
General inpatient	35,673	33,023	8.0
Continuous care	19,396	23,640	(18.0)
Other	6,206	5,747	8.0
Subtotal	452,623	420,452	7.7
Medicare cap adjustment	(500)	(16,375)	96.9
Room and board - net	(3,938)	(3,892)	(1.2)
Implicit price concessions	(4,844)	(3,984)	(21.6)
Net revenue	$443,341	$396,201	11.9

Roto-Rooter
Drain cleaning	$57,501	$55,557	3.5
Plumbing	47,901	45,284	5.8
Excavation	61,563	56,493	9.0
Other	272	187	45.5
Subtotal - short term core	167,237	157,521	6.2
Water restoration	46,857	49,824	(6.0)
Independent contractors	17,118	17,449	(1.9)
Outside franchisee fees	1,443	1,405	2.7
Other	4,297	4,783	(10.2)
Gross revenue	236,952	230,982	2.6
Implicit price concessions	(7,042)	(8,385)	16.0
Net revenue	229,910	222,597	3.3
Total Revenues	$673,251	$618,798	8.8

Days of care at VITAS during the quarters were as follows:

	Three months ended June 30,		Increase/(Decrease)
	2026	2025	Percent

Routine homecare	1,792,360	1,662,455	7.8
Nursing home	303,053	307,158	(1.3)
Respite	12,307	11,440	7.6
Subtotal routine homecare and respite	2,107,720	1,981,053	6.4
General inpatient	29,703	28,213	5.3
Continuous care	18,094	21,647	(16.4)
Total days of care	2,155,517	2,030,913	6.1

The increase in service revenues at VITAS is comprised primarily of 6.1% increase in days-of-care and a geographically weighted average Medicare reimbursement rate increase of approximately 2.4%. Acuity mix shift negatively impacted revenue growth by 115-basis points in the quarter when compared to the prior year revenue and level-of-care mix. The combination of Medicare Cap and other contra revenue changes increased revenue growth by 455-basis points.

The increase in plumbing revenues for the second quarter of 2026 versus 2025 is attributable to a 10.1% increase in price and service mix shift offset by a 4.3% decrease in job count. The increase in drain cleaning revenues for the second quarter of 2026 versus 2025 is attributable to a 6.5% increase in price and service mix offset by a 3.0% decrease in job count. The increase in excavation revenues for the second quarter of 2026 versus 2025 is attributable to a 5.5% increase in price and service mix shift and by a 3.5% increase in job count. Water restoration revenues decreased 6.0%, and contractors operations decreased 1.9%. Implicit price concessions and credit memos decreased 16.0% mainly related to the water restoration business.

The consolidated gross margin was 32.9% in the second quarter of 2026 as compared with 29.8% in the second quarter of 2025. On a segment basis, VITAS’ gross margin was 23.8% in the second quarter of 2026 as compared with 19.1% in the second quarter of 2025. The increase was primarily related to increased revenues including a $15.9 million decrease in Medicare Cap billing limitation in the second quarter of 2026 compared to second quarter of 2025. The Roto-Rooter segment’s gross margin was 50.4% for the second quarter of 2026 compared with 49.0% in the second quarter of 2025.

Selling, general and administrative expenses (“SG&A”) comprise (in thousands):

	Three months ended June 30,
	2026	2025
SG&A expenses before long-term incentive compensation and the impact of market value adjustments related to deferred compensation trusts	$109,256	$98,552
Impact of market value adjustments related to assets held in deferred compensation trusts	3,699	918
Long-term incentive compensation	2,248	853
Total SG&A expenses	$115,203	$100,323

SG&A expenses before long-term incentive compensation and the impact of market value adjustments related to deferred compensation trusts for the second quarter of 2026 were up 10.9% when compared to the second quarter of 2025. Of this increase $2.9 million was the result of increased advertising at Roto-Rooter in the second quarter of 2026 compared to the second quarter of 2025. The remaining increase was the result of increased legal expenses of $1.3 million mainly at VITAS, normal salary increases and increased incentive compensation.

Other income – net comprise (in thousands):

	Three months ended June 30,
	2026	2025
Market value adjustment on assets held in deferred compensation trusts	$3,699	$918
Interest income	214	2,555
Other	1	1
Total other income - net	$3,914	$3,474

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

Our effective tax rate reconciliation is as follows (in thousands):

	Three months ended June 30,
	2026	2025

Income tax provision calculated at the statutory federal rate	$19,179	$14,934
State and local income taxes, less federal income tax effect	2,811	2,261
Nondeductible expenses:
Stock compensation tax expense/(benefit)	445	(50)
Other--net	1,191	1,477
Income tax provision	$23,626	$18,622
Effective tax rate	25.9%	26.2%

Net income for both periods included the following after-tax items/adjustments that (reduced) or increased after-tax earnings (in thousands):

	Three months ended June 30,
	2026	2025
VITAS
Legal settlements	$(415)	$-
Acquisition expense	(6)	-
Roto-Rooter
Amortization of reacquired franchise agreements	(1,804)	(1,806)
Acquisition expense	(46)	-
Corporate
Stock option expense	(7,604)	(7,696)
Long-term incentive compensation	(2,016)	(776)
Excess tax (expenses)/benefit on stock compensation	(445)	50
Total	$(12,336)	$(10,228)

Three months ended June 30, 2026 versus 2025 - Segment Results

Net income/(loss) for the second quarter of 2026 versus the second quarter of 2025 by segment (in thousands):

	Three months ended June 30,
	2026	2025
VITAS	$60,911	$38,219
Roto-Rooter	31,913	31,914
Corporate	(25,121)	(17,640)
	$67,703	$52,493

After-tax earnings as a percent of revenue at VITAS in the second quarter of 2026 was 13.7% as compared to 9.6% in the second quarter of 2025. VITAS’ after-tax earnings increased primarily due to increased revenues including a $15.9 million decrease in Medicare Cap liability in the second quarter of 2026 compared to the second quarter of 2025.

Roto-Rooter’s net income was essentially flat when compared with the same quarter of 2025 but was negatively impacted by an increase in marketing expenses. Roto-Rooter’s after-tax earnings as a percent of revenue in the second quarter of 2026 was 13.9%, as compared to 14.3% in the second quarter of 2025.

After-tax Corporate expenses for the second quarter of 2026 increased 42.4% when compared to the second quarter in 2025 due primarily to a $2.3 million decrease in interest income related to lower cash and investment balances and a $1.3 million increase in interest expense related to an increase in long-term debt as a result of stock repurchases and Roto-Rooter acquisitions, a $1.6 million increase in intercompany interest expense, a $1.1 million increase in stock-based compensation and a $495,000 decrease in excess tax benefit related to reduced stock option exercises.

Results of Operations

Six months ended June 30, 2026 versus 2025 - Consolidated Results

Our service revenues and sales for the first six months of 2026 increased 5.1% versus services revenue and sales for the first six months of 2025. Of this increase, a $59.8 million increase was attributable to VITAS, and a $5.3 million increase at Roto-Rooter. The following chart shows the components of revenue by operating segment (in thousands):

	Six months ended June 30,		Increase/(Decrease)
	2026	2025	Percent
VITAS
Routine homecare	$762,438	$709,608	7.4
General inpatient	71,599	67,045	6.8
Continuous care	37,530	48,276	(22.3)
Other	11,783	11,092	6.2
Subtotal	883,350	836,021	5.7
Medicare cap adjustment	(2,875)	(18,700)	84.6
Room and board - net	(7,196)	(7,417)	3.0
Implicit price concessions	(9,921)	(6,304)	(57.4)
Net revenue	$863,358	$803,600	7.4

Roto-Rooter
Drain cleaning	$117,235	$115,099	1.9
Plumbing	97,485	91,344	6.7
Excavation	125,073	120,731	3.6
Other	501	376	33.2
Subtotal - short term core	340,294	327,550	3.9
Water restoration	94,706	103,987	(8.9)
Independent contractors	34,884	35,811	(2.6)
Outside franchisee fees	2,964	2,828	4.8
Other	9,386	9,678	(3.0)
Gross revenue	482,234	479,854	0.5
Implicit price concessions	(14,828)	(17,713)	16.3
Net revenue	467,406	462,141	1.1
Total Revenues	$1,330,764	$1,265,741	5.1

Days of care at VITAS during the six months ended June 30 were as follows:

	Six months ended June 30,		Increase/(Decrease)
	2026	2025	Percent

Routine homecare	3,483,979	3,295,024	5.7
Nursing home	597,871	614,266	(2.7)
Respite	23,182	21,435	8.2
Subtotal routine homecare and respite	4,105,032	3,930,725	4.4
General inpatient	60,177	57,917	3.9
Continuous care	35,382	44,267	(20.1)
Total days of care	4,200,591	4,032,909	4.2

The increase in service revenues at VITAS is comprised primarily of 4.2% increase in days-of-care and a geographically weighted average Medicare reimbursement rate increase of approximately 2.5%. Acuity mix shift negatively impacted revenue growth by 120-basis points in the year when compared to the prior year revenue and level-of-care mix. The combination of Medicare Cap and other contra revenue changes increased revenue growth by 190-basis points.

The increase in plumbing revenues for the first six months of 2026 versus 2025 is attributable to a 12.0% increase in price and service mix shift offset by a 5.3% decrease in job count. The increase in drain cleaning revenues for the first six months of 2026 versus 2025 is attributable to a 9.5% increase in price and service mix offset by a 7.6% decrease in job count. The increase in excavation revenues for the first six months of 2026 versus 2025 is attributable to an 8.3% increase in price and service mix shift offset by a 4.7% decrease in job count. Water restoration revenues decreased 8.9%, and contractors operations decreased 2.6%. Implicit price concessions and credit memos decreased 16.3% mainly related to the water restoration business.

The consolidated gross margin was 32.9% in the first six months of 2026 as compared with 31.7% in the first six months of 2025. On a segment basis, VITAS’ gross margin was 23.2% in the first six months of 2026 as compared with 21.2% in the first six months of 2025. The increase was primarily related to increased revenues including a $15.8 million decrease in Medicare Cap billing limitation in the first six months of 2026 compared to the first six months of 2025. The Roto-Rooter segment’s gross margin was 50.7% for the first six months of 2026 which was almost equal to the first six months of 2025.

Selling, general and administrative expenses (“SG&A”) comprise (in thousands):

	Six months ended June 30,
	2026	2025
SG&A expenses before long-term incentive compensation and the impact of market value adjustments related to deferred compensation trusts	$218,187	$202,312
Impact of market value adjustments related to assets held in deferred compensation trusts	7,584	88
Long-term incentive compensation	3,753	3,510
Total SG&A expenses	$229,524	$205,910

SG&A expenses before long-term incentive compensation and the impact of market value adjustments related to deferred compensation trusts for the first six months of 2026 were up 7.8% when compared to the first six months of 2025. $6.7 million of this increase was the result of increased advertising at Roto-Rooter in the first six months of 2026 compared to the first six months of 2025. The remaining increase was the result of increased legal expense of $2.5 million mainly at VITAS, normal salary increases and increased incentive compensation.

Other income – net comprise (in thousands):

	Six months ended June 30,
	2026	2025
Market value adjustment on assets held in deferred compensation trusts	$7,584	$88
Interest income	1,104	4,631
Total other income - net	$8,688	$4,719

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

Our effective tax rate reconciliation is as follows (in thousands):

	Six months ended June 30,
	2026	2025

Income tax provision calculated at the statutory federal rate	$37,835	$35,026
State and local income taxes, less federal income tax effect	5,529	6,448
Nondeductible expenses:
Stock compensation tax expense/(benefit)	501	(513)
Other--net	2,299	1,578
Income tax provision	$46,164	$42,539
Effective tax rate	25.6%	25.5%

Net income for both periods include the following after tax items/adjustments that (reduce) or increased after tax earnings (in thousands):

	Six months ended June 30,
	2026	2025
VITAS
Legal settlements	$(415)	$-
Acquisition expense	(6)	-
Roto-Rooter
Amortization of reacquired franchise agreements	(3,608)	(3,613)
Acquisition expense	(173)	-
Corporate
Stock option expense	(15,354)	(15,317)
Long-term incentive compensation	(3,359)	(3,129)
Excess tax (expenses)/benefits on stock compensation	(501)	513
Total	$(23,416)	$(21,546)

Six months ended June 30, 2026 versus 2025 - Segment Results

Net income/(loss) for the first six months of 2026 versus the first six months of 2025 by segment (in thousands):

	Six months ended June 30,
	2026	2025
VITAS	$113,118	$88,249
Roto-Rooter	67,697	71,858
Corporate	(46,810)	(35,857)
	$134,005	$124,250

After-tax earnings as a percent of revenue at VITAS in the first six months of 2026 was 13.1% as compared to 11.0% in the first six months of 2025. The increase was primarily related to increased revenues including a $15.8 million decrease in Medicare Cap liability in the first six months of 2026 compared to the first six months of 2025.

Roto-Rooter’s net income was negatively impacted in the first six months of 2026 compared to the first six months of 2025 due mainly to an increase in marketing expenses. Roto-Rooter’s after-tax earnings as a percent of revenue in the first six months of 2026 was 14.5%, as compared to 15.5% in the first six months of 2025.

After-tax Corporate expenses for the first six months of 2026 increased 30.5% when compared to the first six months in 2025 due primarily to a $3.5 million decrease in interest income related to lower cash and investment balances and a $1.5 million increase in interest expense related to an increase in long-term debt as a result of stock repurchases and Roto-Rooter acquisitions, a $3.2 million increase in intercompany interest expense, and a $1.0 million decrease in excess tax benefit related to reduced stock option exercises.

CHEMED CORPORATION AND SUBSIDIARY COMPANIES
CONSOLIDATING STATEMENTS OF INCOME
FOR THE THREE MONTHS ENDED JUNE 30, 2026
(in thousands)(unaudited)

				Chemed
	VITAS	Roto-Rooter	Corporate	Consolidated
2026 (a)
Service revenues and sales	$443,341	$229,910	$-	$673,251
Cost of services provided and goods sold	337,691	114,089	-	451,780
Selling, general and administrative expenses	26,105	67,373	21,725	115,203
Depreciation	5,781	8,474	12	14,267
Amortization	27	2,692	-	2,719
Other operating expense	28	50	-	78
Total costs and expenses	369,632	192,678	21,737	584,047
Income/(loss) from operations	73,709	37,232	(21,737)	89,204
Interest expense	(54)	(185)	(1,550)	(1,789)
Intercompany interest income/(expense)	6,480	4,575	(11,055)	-
Other income—net	66	10	3,838	3,914
Income/(expense) before income taxes	80,201	41,632	(30,504)	91,329
Income taxes	(19,290)	(9,719)	5,383	(23,626)
Net income/(loss)	$60,911	$31,913	$(25,121)	$67,703

(a) The following amounts are included in net income (in thousands):
				Chemed
	VITAS	Roto-Rooter	Corporate	Consolidated
Pretax benefit/(cost):
Stock option expense	$-	$-	$(9,052)	$(9,052)
Amortization of reacquired franchise agreements	-	(2,352)	-	(2,352)
Long-term incentive compensation	-	-	(2,248)	(2,248)
Legal settlements	(548)	-	-	(548)
Acquisition expense	(8)	(60)	-	(68)
Total	$(556)	$(2,412)	$(11,300)	$(14,268)

				Chemed
	VITAS	Roto-Rooter	Corporate	Consolidated
After-tax benefit/(cost):
Stock option expense	$-	$-	$(7,604)	$(7,604)
Long-term incentive compensation	-	-	(2,016)	(2,016)
Amortization of reacquired franchise agreements	-	(1,804)	-	(1,804)
Legal settlements	(415)	-	-	(415)
Acquisition expense	(6)	(46)	-	(52)
Excess tax expense on stock compensation	-	-	(445)	(445)
Total	$(421)	$(1,850)	$(10,065)	$(12,336)

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

CHEMED CORPORATION AND SUBSIDIARY COMPANIES
CONSOLIDATING STATEMENTS OF INCOME
FOR THE SIX MONTHS ENDED JUNE 30, 2026
(in thousands)(unaudited)

				Chemed
	VITAS	Roto-Rooter	Corporate	Consolidated
2026 (a)
Service revenues and sales	$863,358	$467,406	$-	$1,330,764
Cost of services provided and goods sold	663,157	230,372	-	893,529
Selling, general and administrative expenses	52,213	135,302	42,009	229,524
Depreciation	11,693	16,853	24	28,570
Amortization	53	5,236	-	5,289
Other operating expense/(income)	80	(9)	(1)	70
Total costs and expenses	727,196	387,754	42,032	1,156,982
Income/(loss) from operations	136,162	79,652	(42,032)	173,782
Interest expense	(104)	(321)	(1,876)	(2,301)
Intercompany interest income/(expense)	12,717	9,088	(21,805)	-
Other income—net	161	25	8,502	8,688
Income/(expense) before income taxes	148,936	88,444	(57,211)	180,169
Income taxes	(35,818)	(20,747)	10,401	(46,164)
Net income/(loss)	$113,118	$67,697	$(46,810)	$134,005

(a) The following amounts are included in net income (in thousands):
				Chemed
	VITAS	Roto-Rooter	Corporate	Consolidated
Pretax benefit/(cost):
Stock option expense	$-	$-	$(18,302)	$(18,302)
Amortization of reacquired franchise agreements	-	(4,704)	-	(4,704)
Long-term incentive compensation	-	-	(3,753)	(3,753)
Legal settlements	(548)	-	-	(548)
Acquisition expense	(8)	(226)	-	(234)
Total	$(556)	$(4,930)	$(22,055)	$(27,541)

				Chemed
	VITAS	Roto-Rooter	Corporate	Consolidated
After-tax benefit/(cost):
Stock option expense	$-	$-	$(15,354)	$(15,354)
Amortization of reacquired franchise agreements	-	(3,608)	-	(3,608)
Long-term incentive compensation	-	-	(3,359)	(3,359)
Legal settlements	(415)	-	-	(415)
Acquisition expense	(6)	(173)	-	(179)
Excess tax expense on stock compensation	-	-	(501)	(501)
Total	$(421)	$(3,781)	$(19,214)	$(23,416)

CHEMED CORPORATION AND SUBSIDIARY COMPANIES
CONSOLIDATING STATEMENTS OF INCOME
FOR THE SIX MONTHS ENDED JUNE 30, 2025
(in thousands)(unaudited)

				Chemed
	VITAS	Roto-Rooter	Corporate	Consolidated
2025 (a)
Service revenues and sales	$803,600	$462,141	$-	$1,265,741
Cost of services provided and goods sold	633,451	231,184	-	864,635
Selling, general and administrative expenses	51,624	123,184	31,102	205,910
Depreciation	10,509	16,601	24	27,134
Amortization	52	5,091	-	5,143
Other operating expense/(income)	119	(42)	-	77
Total costs and expenses	695,755	376,018	31,126	1,102,899
Income/(loss) from operations	107,845	86,123	(31,126)	162,842
Interest expense	(95)	(261)	(416)	(772)
Intercompany interest income/(expense)	10,750	7,900	(18,650)	-
Other income - net	110	32	4,577	4,719
Income/(expense) before income taxes	118,610	93,794	(45,615)	166,789
Income taxes	(30,361)	(21,936)	9,758	(42,539)
Net income/(loss)	$88,249	$71,858	$(35,857)	$124,250

(a) The following amounts are included in net income (in thousands):
				Chemed
	VITAS	Roto-Rooter	Corporate	Consolidated
Pretax benefit/(cost):
Stock option expense	$-	$-	$(18,307)	$(18,307)
Amortization of reacquired franchise agreements	-	(4,704)	-	(4,704)
Long-term incentive compensation	-	-	(3,510)	(3,510)
Total	$-	$(4,704)	$(21,817)	$(26,521)

				Chemed
	VITAS	Roto-Rooter	Corporate	Consolidated
After-tax benefit/(cost):
Stock option expense	$-	$-	$(15,317)	$(15,317)
Amortization of reacquired franchise agreements	-	(3,613)	-	(3,613)
Long-term incentive compensation	-	-	(3,129)	(3,129)
Excess tax benefits on stock compensation	-	-	513	513
Total	$-	$(3,613)	$(17,933)	$(21,546)

Unaudited Consolidating Summary and Reconciliation of Adjusted EBITDA

Chemed Corporation and Subsidiary Companies
(in thousands)				Chemed
For the three months ended June 30, 2026	VITAS	Roto-Rooter	Corporate	Consolidated

Net income/(loss)	$60,911	$31,913	$(25,121)	$67,703
Add/(deduct):
Interest expense	54	185	1,550	1,789
Income taxes	19,290	9,719	(5,383)	23,626
Depreciation	5,781	8,474	12	14,267
Amortization	27	2,692	-	2,719
EBITDA	86,063	52,983	(28,942)	110,104
Add/(deduct):
Intercompany interest expense/(income)	(6,480)	(4,575)	11,055	-
Interest income	(66)	(10)	(138)	(214)
Stock option expense	-	-	9,052	9,052
Long-term incentive compensation	-	-	2,248	2,248
Legal settlements	548	-	-	548
Acquisition expense	8	60	-	68
Adjusted EBITDA	$80,073	$48,458	$(6,725)	$121,806

				Chemed
For the three months ended June 30, 2025	VITAS	Roto-Rooter	Corporate	Consolidated

Net income/(loss)	$38,219	$31,914	$(17,640)	$52,493
Add/(deduct):
Interest expense	47	129	267	443
Income taxes	12,326	9,671	(3,375)	18,622
Depreciation	5,314	8,363	12	13,689
Amortization	26	2,545	-	2,571
EBITDA	55,932	52,622	(20,736)	87,818
Add/(deduct):
Intercompany interest expense/(income)	(5,454)	(3,970)	9,424	-
Interest income	(61)	(23)	(2,472)	(2,556)
Stock option expense	-	-	9,216	9,216
Long-term incentive compensation	-	-	853	853
Adjusted EBITDA	$50,417	$48,629	$(3,715)	$95,331

Unaudited Consolidating Summary and Reconciliation of Adjusted EBITDA

Chemed Corporation and Subsidiary Companies
(in thousands)				Chemed
For the six months ended June 30, 2026	VITAS	Roto-Rooter	Corporate	Consolidated

Net income/(loss)	$113,118	$67,697	$(46,810)	$134,005
Add/(deduct):
Interest expense	104	321	1,876	2,301
Income taxes	35,818	20,747	(10,401)	46,164
Depreciation	11,693	16,853	24	28,570
Amortization	53	5,236	-	5,289
EBITDA	160,786	110,854	(55,311)	216,329
Add/(deduct):
Intercompany interest expense/(income)	(12,717)	(9,088)	21,805	-
Interest income	(162)	(25)	(917)	(1,104)
Stock option expense	-	-	18,302	18,302
Long-term incentive compensation	-	-	3,753	3,753
Legal settlements	548	-	-	548
Acquisition expense	8	226	-	234
Adjusted EBITDA	$148,463	$101,967	$(12,368)	$238,062

				Chemed
For the six months ended June 30, 2025	VITAS	Roto-Rooter	Corporate	Consolidated

Net income/(loss)	$88,249	$71,858	$(35,857)	$124,250
Add/(deduct):
Interest expense	95	261	416	772
Income taxes	30,361	21,936	(9,758)	42,539
Depreciation	10,509	16,601	24	27,134
Amortization	52	5,091	-	5,143
EBITDA	129,266	115,747	(45,175)	199,838
Add/(deduct):
Intercompany interest expense/(income)	(10,750)	(7,900)	18,650	-
Interest income	(110)	(33)	(4,489)	(4,632)
Stock option expense	-	-	18,307	18,307
Long-term incentive compensation	-	-	3,510	3,510
Adjusted EBITDA	$118,406	$107,814	$(9,197)	$217,023

RECONCILIATION OF ADJUSTED NET INCOME
(in thousands, except per share data)(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net income as reported	$67,703	$52,493	$134,005	$124,250

Add/(deduct) pre-tax cost of:
Stock option expense	9,052	9,216	18,302	18,307
Amortization of reacquired franchise agreements	2,352	2,352	4,704	4,704
Long-term incentive compensation	2,248	853	3,753	3,510
Legal settlements	548	-	548	-
Acquisition expense	68	-	234	-
Add/(deduct) tax impacts:
Tax impact of the above pre-tax adjustments (1)	(2,377)	(2,143)	(4,626)	(4,462)
Excess tax expense/(benefit) on stock compensation	445	(50)	501	(513)
Adjusted net income	$80,039	$62,721	$157,421	$145,796

Diluted Earnings Per Share As Reported
Net income	$5.13	$3.57	$9.97	$8.43
Average number of shares outstanding	13,199	14,703	13,442	14,733

Adjusted Diluted Earnings Per Share
Adjusted net income	$6.06	$4.27	$11.71	$9.90
Adjusted average number of shares outstanding	13,199	14,703	13,442	14,733

(1) The tax impact of pre-tax adjustments was calculated using the effective tax rate of the operating unit for which each adjustment is associated.

CHEMED CORPORATION AND SUBSIDIARY COMPANIES
OPERATING STATISTICS FOR VITAS SEGMENT
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
OPERATING STATISTICS	2026	2025	2026	2025
Net revenue ($000)
Homecare	$391,348	$358,042	$762,438	$709,608
Inpatient	35,673	33,023	71,599	67,045
Continuous care	19,396	23,640	37,530	48,276
Other	6,206	5,747	11,783	11,092
Subtotal	$452,623	$420,452	$883,350	$836,021
Room and board, net	(3,938)	(3,892)	(7,196)	(7,417)
Contractual allowances	(4,844)	(3,984)	(9,921)	(6,304)
Medicare cap allowance	(500)	(16,375)	(2,875)	(18,700)
Total	$443,341	$396,201	$863,358	$803,600
Net revenue as a percent of total before Medicare cap allowances
Homecare	86.5%	85.2%	86.4%	84.9%
Inpatient	7.9	7.9	8.1	8.0
Continuous care	4.3	5.6	4.2	5.8
Other	1.3	1.3	1.3	1.3
Subtotal	100.0	100.0	100.0	100.0
Room and board, net	(0.9)	(0.9)	(0.9)	(0.9)
Contractual allowances	(1.1)	(0.9)	(1.1)	(0.8)
Medicare cap allowance	(0.1)	(3.9)	(0.3)	(2.2)
Total	97.9%	94.3%	97.7%	96.1%
Days of care
Homecare	1,792,360	1,662,455	3,483,979	3,295,024
Nursing home	303,053	307,158	597,871	614,266
Respite	12,307	11,440	23,182	21,435
Subtotal routine homecare and respite	2,107,720	1,981,053	4,105,032	3,930,725
Inpatient	29,703	28,213	60,177	57,917
Continuous care	18,094	21,647	35,382	44,267
Total	2,155,517	2,030,913	4,200,591	4,032,909

Number of days in relevant time period	91	91	181	181

Average daily census (days)
Homecare	19,697	18,269	19,249	18,205
Nursing home	3,330	3,375	3,303	3,394
Respite	135	126	128	118
Subtotal routine homecare and respite	23,162	21,770	22,680	21,717
Inpatient	326	310	333	320
Continuous care	199	238	195	244
Total	23,687	22,318	23,208	22,281

Total Admissions	19,125	17,545	38,519	35,684
Total Discharges	18,167	17,845	36,704	35,583
Average length of stay (days)	101.2	137.1	101.9	127.9
Median length of stay (days)	16.0	20.0	15.0	18.0

ADC by major diagnosis
Cerebro	44.2%	44.4%	44.4%	44.6%
Neurological	11.1	12.1	11.2	12.2
Cancer	9.5	9.7	9.5	9.6
Cardio	16.6	16.2	16.5	16.1
Respiratory	8.0	7.5	7.8	7.3
Other	10.6	10.1	10.6	10.2
Total	100.0%	100.0%	100.0%	100.0%
Admissions by major diagnosis
Cerebro	27.3%	26.7%	27.1%	27.6%
Neurological	7.1	7.2	7.0	6.8
Cancer	24.7	26.6	24.1	25.6
Cardio	15.2	14.9	15.5	15.0
Respiratory	11.8	10.7	12.1	11.1
Other	13.9	13.9	14.2	13.9
Total	100.0%	100.0%	100.0%	100.0%

Estimated uncollectible accounts as a percent of revenues	0.7%	1.0%	1.1%	0.8%
Accounts receivable --
Days of revenue outstanding- excluding unapplied Medicare payments	39.7	37.5	n.a.	n.a.
Days of revenue outstanding- including unapplied Medicare payments	26.9	26.9	n.a.	n.a.

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

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

The Company’s primary market risk exposure relates to interest rate risk exposure through its variable interest line of credit. At June 30, 2026, the Company has $140.0 million of variable rate debt outstanding. For each $10 million borrowed under the credit facility, an increase or decrease of 100 basis points (1%), increases or decreases the Company’s annual interest expense by $100,000.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Item 2(c).    Purchases of Equity Securities by Issuer and Affiliated Purchasers

The following table shows the activity related to our share repurchase program for the first six months of 2026:

	Total Number	Weighted Average	Cumulative Shares	Dollar Amount
	of Shares	Price Paid Per	Repurchased Under	Remaining Under
	Repurchased	Share	the Program	The Program

February 2011 Program
January 1 through January 31, 2026	-	$-	12,161,858	$127,282,674
February 1 through February 28, 2026 (1)	-	-	12,161,858	427,282,674
March 1 through March 31, 2026	500,000	395.36	12,661,858	$229,601,903

First Quarter Total	500,000	$395.36

April 1 through April 30, 2026	40,300	$422.59	12,702,158	$212,571,327
May 1 through May 31, 2026	109,700	424.12	12,811,858	166,045,452
June 1 through June 30, 2026	60,000	438.07	12,871,858	$139,761,356

Second Quarter Total	210,000	$427.81

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

101

The following materials from Chemed Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2026 formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) The Condensed Consolidated Balance Sheet, (ii) The Condensed Consolidated Statement of Income, (iii) The Condensed Consolidated Statement of Cash Flows, (iv) The Condensed Statement of Equity, and (v) Notes to the Condensed Consolidated Financial Statements.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2026, formatted in iXBRL and contained in Exhibit 101.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Chemed Corporation
(Registrant)

Dated:	July 31, 2026	By:	/s/ Kevin J. McNamara
Kevin J. McNamara
(President and Chief Executive Officer)

Dated:	July 31, 2026	By:	/s/ Michael D. Witzeman
Michael D. Witzeman
(Executive Vice President, Chief Financial Officer and Controller)