Form 10-Q
period 2026-09-30
CHEMED CORP
filed 2026-10-29
CIK 19584

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒    Quarterly Report Under Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended September 30, 2026

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	☐	No	☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of Each Exchange on which Registered	Amount	Date

Capital Stock $1 Par Value	CHE	New York Stock Exchange	13,014,915 Shares	September 30, 2026

CHEMED CORPORATION AND

SUBSIDIARY COMPANIES

Index

Page No.
PART I. FINANCIAL INFORMATION:

Item 1. Financial Statements
Unaudited Consolidated Balance Sheets -
September 30, 2026 and December 31, 2025	3

Unaudited Consolidated Statements of Income -
Three months and nine months ended September 30, 2026 and 2025	4

Unaudited Consolidated Statements of Cash Flows -
Nine months ended September 30, 2026 and 2025	5

Unaudited Consolidated Statements of Changes in Stockholders’ Equity-
Three months and nine months ended September 30, 2026 and 2025	6

Notes to Unaudited Consolidated Financial Statements	8

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	26

Item 3. Quantitative and Qualitative Disclosures about Market Risk	43

Item 4. Controls and Procedures	43

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	43

Item 1A. Risk Factors	43

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	43

Item 3. Defaults Upon Senior Securities	44

Item 4. Mine Safety Disclosures	44

Item 5. Other Information	44

Item 6. Exhibits	45
EX – 10.1
EX – 31.1
EX – 31.2
EX – 32.1
EX – 32.2
EX – 101
EX – 104

SIGNATURES	46

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
CHEMED CORPORATION AND SUBSIDIARY COMPANIES
UNAUDITED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	September 30, 2026	December 31, 2025
ASSETS
Current assets
Cash and cash equivalents	$48,427	$74,515
Accounts receivable less allowances	254,861	182,575
Inventories	7,748	7,543
Prepaid income taxes	16,346	11,165
Prepaid expenses	38,346	26,818
Total current assets	365,728	302,616
Investments of deferred compensation plans held in trust	144,845	140,347
Properties and equipment, at cost, less accumulated depreciation of $408,486 (2025- $388,104)	216,961	205,662
Lease right of use asset	144,029	131,151
Identifiable intangible assets less accumulated amortization of $77,694 (2025 - $69,432)	78,791	82,764
Goodwill	754,758	666,999
Other assets	13,327	8,650
Total Assets	$1,718,439	$1,538,189

LIABILITIES
Current liabilities
Accounts payable	$65,297	$64,459
Accrued insurance	77,044	62,054
Accrued compensation	89,044	58,329
Short-term lease liability	41,209	40,892
Income taxes	-	2,504
Other current liabilities	58,340	58,892
Total current liabilities	330,934	287,130
Deferred compensation liabilities	142,421	136,139
Long-term debt	236,000	-
Long-term lease liability	114,985	102,867
Deferred income taxes	18,855	19,313
Other liabilities	13,823	13,335
Total Liabilities	857,018	558,784
Commitments and contingencies (Note 11)
STOCKHOLDERS' EQUITY
Capital stock - authorized 80,000,000 shares $1 par; issued 37,762,302 shares (2025 - 37,594,676 shares)	37,762	37,595
Paid-in capital	1,693,508	1,592,197
Retained earnings	3,135,794	2,955,375
Treasury stock - 24,802,346 shares (2025 - 23,884,187 shares)	(4,008,128)	(3,608,117)
Deferred compensation payable in Company stock	2,485	2,355
Total Stockholders' Equity	861,421	979,405
Total Liabilities and Stockholders' Equity	$1,718,439	$1,538,189

See Accompanying Notes to Unaudited Consolidated Financial Statements.

CHEMED CORPORATION AND SUBSIDIARY COMPANIES
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Service revenues and sales	$690,940	$624,900	$2,021,704	$1,890,641
Cost of services provided and goods sold (excluding depreciation)	457,978	425,143	1,351,507	1,289,778
Selling, general and administrative expenses	111,469	105,775	340,993	311,685
Depreciation	14,427	13,664	42,997	40,798
Amortization	2,974	2,570	8,263	7,713
Other operating expense	7,670	2,998	7,740	3,075
Total costs and expenses	594,518	550,150	1,751,500	1,653,049
Income from operations	96,422	74,750	270,204	237,592
Interest expense	(2,097)	(457)	(4,398)	(1,229)
Other income - net	2,383	9,251	11,071	13,970
Income before income taxes	96,708	83,544	276,877	250,333
Income taxes	(25,060)	(19,307)	(71,224)	(61,846)
Net income	$71,648	$64,237	$205,653	$188,487

Earnings Per Share:
Net income	$5.49	$4.46	$15.46	$12.97
Average number of shares outstanding	13,058	14,394	13,300	14,535

Diluted Earnings Per Share:
Net income	$5.45	$4.46	$15.43	$12.89
Average number of shares outstanding	13,135	14,409	13,329	14,620

Cash Dividends Per Share	$0.70	$0.60	$1.90	$1.60

See Accompanying Notes to Unaudited Consolidated Financial Statements.

CHEMED CORPORATION AND SUBSIDIARY COMPANIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Nine Months Ended September 30,
	2026	2025
Cash Flows from Operating Activities
Net income	$205,653	$188,487
Adjustments to reconcile net income to net cash provided
by operating activities:
Depreciation and amortization	51,260	48,511
Stock option expense	24,285	24,374
Noncash long-term incentive compensation	6,784	3,057
Litigation settlements	6,000	1,850
Noncash directors' compensation	1,191	1,123
Benefit for deferred income taxes	(456)	(16,259)
Amortization of debt issuance costs	255	241
Changes in operating assets and liabilities:
Increase in accounts receivable	(71,304)	(44,403)
Increase in inventories	(205)	(45)
Increase in prepaid expenses	(11,528)	(8,603)
Increase in accounts payable and other current liabilities	27,783	10,102
Change in current income taxes	(7,685)	(2,162)
Net change in lease assets and liabilities	(667)	(576)
(Increase)/decrease in other assets	(9,356)	42,048
Increase in other liabilities	6,772	6,355
Other sources	840	639
Net cash provided by operating activities	229,622	254,739
Cash Flows from Investing Activities
Business combinations, net of cash acquired	(96,050)	(225)
Capital expenditures	(51,355)	(46,447)
Proceeds from sale of fixed assets	488	3,751
Other uses	(502)	(468)
Net cash used by investing activities	(147,419)	(43,389)
Cash Flows from Financing Activities
Proceeds from revolving line of credit	843,280	-
Payments on revolving line of credit	(607,280)	-
Purchases of treasury stock	(350,042)	(256,944)
Proceeds from exercise of stock options	30,281	27,152
Dividends paid	(25,234)	(23,196)
Change in cash overdrafts payable	6,818	610
Capital stock surrendered to pay taxes on stock-based compensation	(3,832)	(8,484)
Debt issuance costs	(1,349)	-
Other (uses)/sources	(933)	914
Net cash used by financing activities	(108,291)	(259,948)
Decrease in Cash and Cash Equivalents	(26,088)	(48,598)
Cash and cash equivalents at beginning of period	74,515	178,350
Cash and cash equivalents at end of period	$48,427	$129,752

See Accompanying Notes to Unaudited Consolidated Financial Statements.

CHEMED CORPORATION AND SUBSIDIARY COMPANIES
UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(in thousands, except per share data)

For the three months ended September 30, 2026 and 2025:					Deferred
					Compensation
				Treasury	Payable in
	Capital	Paid-in	Retained	Stock-	Company
	Stock	Capital	Earnings	at Cost	Stock	Total
Balance at June 30, 2026	$37,613	$1,617,125	$3,073,331	$(3,900,000)	$2,441	$830,510
Net income	-	-	71,648	-	-	71,648
Dividends paid ($0.70 per share)	-	-	(9,185)	-	-	(9,185)
Stock awards and exercise of stock options	149	76,372	-	(42,188)	-	34,333
Purchases of treasury stock	-	-	-	(66,031)	-	(66,031)
Excise tax on share repurchase	-	-	-	135	-	135
Other	-	11	-	(44)	44	11
Balance at September 30, 2026	$37,762	$1,693,508	$3,135,794	$(4,008,128)	$2,485	$861,421
					Deferred
					Compensation
				Treasury	Payable in
	Capital	Paid-in	Retained	Stock-	Company
	Stock	Capital	Earnings	at Cost	Stock	Total
Balance at June 30, 2025	$37,593	$1,576,165	$2,831,540	$(3,249,115)	$2,302	$1,198,485
Net income	-	-	64,237	-	-	64,237
Dividends paid ($0.60 per share)	-	-	(8,654)	-	-	(8,654)
Stock awards and exercise of stock options	-	5,101	-	-	-	5,101
Purchases of treasury stock	-	-	-	(180,776)	-	(180,776)
Excise tax on share repurchase	-	-	-	(1,544)	-	(1,544)
Other	-	(199)	-	(40)	73	(166)
Balance at September 30, 2025	$37,593	$1,581,067	$2,887,123	$(3,431,475)	$2,375	$1,076,683

See Accompanying Notes to Unaudited Consolidated Financial Statements.

CHEMED CORPORATION AND SUBSIDIARY COMPANIES
UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(in thousands, except per share data)
For the nine months ended September 30, 2026 and 2025:					Deferred
					Compensation
				Treasury	Payable in
	Capital	Paid-in	Retained	Stock-	Company
	Stock	Capital	Earnings	at Cost	Stock	Total
Balance at December 31, 2025	$37,595	$1,592,197	$2,955,375	$(3,608,117)	$2,355	$979,405
Net income	-	-	205,653	-	-	205,653
Dividends paid ($1.90 per share)	-	-	(25,234)	-	-	(25,234)
Stock awards and exercise of stock options	167	102,211	-	(43,670)	-	58,708
Purchases of treasury stock	-	-	-	(353,552)	-	(353,552)
Excise tax on share repurchase	-	-	-	(2,657)	-	(2,657)
Other	-	(900)	-	(132)	130	(902)
Balance at September 30, 2026	$37,762	$1,693,508	$3,135,794	$(4,008,128)	$2,485	$861,421
					Deferred
					Compensation
				Treasury	Payable in
	Capital	Paid-in	Retained	Stock-	Company
	Stock	Capital	Earnings	at Cost	Stock	Total
Balance at December 31, 2024	$37,422	$1,484,176	$2,721,832	$(3,126,660)	$2,223	$1,118,993
Net income	-	-	188,487	-	-	188,487
Dividends paid ($1.60 per share)	-	-	(23,196)	-	-	(23,196)
Stock awards and exercise of stock options	171	95,976	-	(49,675)	-	46,472
Purchases of treasury stock	-	-	-	(253,477)	-	(253,477)
Excise tax on share repurchase	-	-	-	(1,544)	-	(1,544)
Other	-	915	-	(119)	152	948
Balance at September 30, 2025	$37,593	$1,581,067	$2,887,123	$(3,431,475)	$2,375	$1,076,683

See Accompanying Notes to Unaudited Consolidated Financial Statements.

CHEMED CORPORATION AND SUBSIDIARY COMPANIES

Notes to Unaudited Consolidated Financial Statements

1.    Basis of Presentation

As used herein, the terms “We,” “Company” and “Chemed” refer to Chemed Corporation or Chemed Corporation and its consolidated subsidiaries.

We have prepared the accompanying unaudited consolidated financial statements of Chemed in accordance with Rule 10-01 of SEC Regulation S-X. Consequently, we have omitted certain disclosures required under generally accepted accounting principles in the United States (“GAAP”) for complete financial statements. The December 31, 2025 balance sheet data were derived from audited financial statements but do not include all disclosures required by GAAP. However, in our opinion, the financial statements presented herein contain all adjustments, consisting only of normal recurring adjustments, necessary to state fairly our financial position, results of operations and cash flows. The results of operations for the nine months ended September 30, 2026 are not necessarily indicative of the results that may be expected for the year ending December 31, 2026 or any other future period, and we make no representations related thereto. These financial statements are prepared on the same basis as and should be read in conjunction with the audited Consolidated Financial Statements and related Notes included in our Annual Report on Form 10-K for the year ended December 31, 2025.

INCOME TAXES

Our effective tax rate reconciliation for the third quarter is as follows (in thousands):

	Three months ended September 30,
	2026	2025

Income tax provision calculated at the statutory federal rate	$20,308	$17,544
State and local income taxes, less federal income tax effect	2,685	3,120
Nondeductible expenses:
Stock compensation tax expense	521	-
Other--net	1,546	(1,357)
Income tax provision	$25,060	$19,307
Effective tax rate	25.9%	23.1%

Our effective income tax rate was 25.9% in the third quarter of 2026 compared to 23.1% during the third quarter of 2025.

Our effective tax rate reconciliation for the first nine months is as follows (in thousands):

	Nine months ended September 30,
	2026	2025

Income tax provision calculated at the statutory federal rate	$58,144	$52,570
State and local income taxes, less federal income tax effect	8,213	9,568
Nondeductible expenses:
Stock compensation tax expense/(benefit)	1,022	(513)
Other--net	3,845	221
Income tax provision	$71,224	$61,846
Effective tax rate	25.7%	24.7%

Our effective income tax rate was 25.7% in the first nine months of 2026 compared to 24.7% during the first nine months of 2025.

NON-CASH TRANSACTIONS

Included in the accompanying Consolidated Balance Sheets are $1.2 million and $2.1 million of capitalized property and equipment which were not paid for as of September 30, 2026 and December 31, 2025, respectively. Accrued property and equipment purchases have been excluded from capital expenditures in the accompanying Consolidated Statements of Cash Flows. There are no material non-cash amounts included in interest expense for any period presented.

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

Care is provided to patients regardless of their ability to pay. Patients who meet our criteria for charity care are provided care without charge. There is no revenue or associated accounts receivable in the accompanying Consolidated Financial Statements related to charity care. The cost of providing charity care for the quarters ended September 30, 2026 and 2025 was $2.5 million and $2.3 million, respectively. The cost of providing charity care for the first nine months ended September 30, 2026 and 2025 was $6.8 million and $6.7 million, respectively. The cost of charity care is included in cost of services provided and goods sold and is calculated by taking the ratio of charity care days to total days of care and multiplying by the total cost of care.

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

We are subject to certain limitations on Medicare payments for services which are considered variable consideration, as follows:

Inpatient Cap. If the number of inpatient care days any hospice program provides to Medicare beneficiaries exceeds 20% of the total days of hospice care such program provided to all Medicare patients for an annual period beginning September 28, the days in excess of the 20% figure may be reimbursed only at the routine homecare rate. None of VITAS’ hospice programs exceeded the payment limits on inpatient services during the nine months ended September 30, 2026 and 2025.

Medicare Cap. We are also subject to a Medicare annual per-beneficiary cap (“Medicare Cap”). Compliance with the Medicare Cap is measured in one of two ways based on a provider election. The “streamlined” method compares total Medicare payments received under a Medicare provider number with respect to services provided to all Medicare hospice care beneficiaries in the program or programs covered by that Medicare provider number with the product of the per-beneficiary cap amount and the number of Medicare beneficiaries electing hospice care for the first time from that hospice program or programs from September 28 through September 27 of the following year. At September 30, 2026, all our programs except three are using the “streamlined” method.

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

The composition of patient care service revenue by payor and level of care for the quarter ended September 30, 2026 is as follows (in thousands):

	Medicare	Medicaid	Commercial	Total
Routine home care	$384,628	$13,206	$8,135	$405,969
Inpatient care	31,534	2,680	2,193	36,407
Continuous care	19,605	576	978	21,159
	$435,767	$16,462	$11,306	$463,535

All other revenue - self-pay, respite care, etc.				6,421
Subtotal				$469,956
Medicare cap adjustment				(828)
Implicit price concessions				(7,743)
Room and board, net				(3,982)
Net revenue				$457,403

The composition of patient care service revenue by payor and level of care for the quarter ended September 30, 2025 is as follows (in thousands):

	Medicare	Medicaid	Commercial	Total
Routine home care	$341,571	$11,604	$9,230	$362,405
Inpatient care	28,374	2,318	2,407	33,099
Continuous care	18,379	603	964	19,946
	$388,324	$14,525	$12,601	$415,450

All other revenue - self-pay, respite care, etc.				5,807
Subtotal				$421,257
Medicare cap adjustment				(6,086)
Implicit price concessions				(3,571)
Room and board, net				(3,859)
Net revenue				$407,741

The composition of patient care service revenue by payor and level of care for the nine months ended September 30, 2026 is as follows (in thousands):

	Medicare	Medicaid	Commercial	Total
Routine home care	$1,104,696	$38,761	$24,950	$1,168,407
Inpatient care	93,837	7,353	6,816	108,006
Continuous care	53,980	1,709	3,000	58,689
	$1,252,513	$47,823	$34,766	$1,335,102

All other revenue - self-pay, respite care, etc.				18,204
Subtotal				$1,353,306
Medicare cap adjustment				(3,703)
Implicit price concessions				(17,663)
Room and board, net				(11,178)
Net revenue				$1,320,762

The composition of patient care service revenue by payor and level of care for the nine months ended September 30, 2025 is as follows (in thousands):

	Medicare	Medicaid	Commercial	Total
Routine home care	$1,012,360	$33,915	$25,739	$1,072,014
Inpatient care	86,716	6,482	6,947	100,145
Continuous care	63,158	1,982	3,082	68,222
	$1,162,234	$42,379	$35,768	$1,240,381

All other revenue - self-pay, respite care, etc.				16,898
Subtotal				$1,257,279
Medicare cap adjustment				(24,786)
Implicit price concessions				(9,875)
Room and board, net				(11,277)
Net revenue				$1,211,341

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

The composition of disaggregated revenue for the third quarter is as follows (in thousands):

	September 30,
	2026	2025
Drain cleaning	$58,475	$55,454
Plumbing	48,242	45,753
Excavation	61,249	57,102
Other	355	220
Subtotal - short term core	168,321	158,529
Water restoration	48,882	45,196
Independent contractors	16,867	16,871
Franchisee fees	1,575	1,433
Other	4,262	4,449
Gross revenue	239,907	226,478
Implicit price concessions and credit memos	(6,370)	(9,319)
Net revenue	$233,537	$217,159

The composition of disaggregated revenue for the first nine months is as follows (in thousands):

	September 30,
	2026	2025
Drain cleaning	$175,710	$170,553
Plumbing	145,727	137,097
Excavation	186,322	177,833
Other	856	595
Subtotal - short term core	508,615	486,078
Water restoration	143,587	149,183
Independent contractors	51,751	52,682
Franchisee fees	4,539	4,262
Other	13,649	14,127
Gross revenue	722,141	706,332
Implicit price concessions and credit memos	(21,199)	(27,032)
Net revenue	$700,942	$679,300

3.    Segments

Our segments include the VITAS segment and the Roto-Rooter segment, which comprise the structure used by our President and Chief Executive Officer, who has been determined to be our Chief Operating Decision Maker (“CODM”) to make key operating decisions and assess performance. Relative contributions of each segment to service revenues and sales for the third quarter of 2026 were 66% and 34%, respectively, compared to the third quarter of 2025 which were 65% and 35%, respectively. Relative contributions of each segment to service revenues and sales for the first nine months of 2026 were 65% and 35%, respectively, compared to the first nine months of 2025 which were 64% and 36%, respectively. The vast majority of our service revenues and sales from continuing operations are generated from business within the United States. Service revenues and sales by business segment are shown in Note 2.

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

Segment data for the three months ended September 30, 2026 are as follows (in thousands):

			Reportable		Chemed
	VITAS	Roto-Rooter	Segments	Corporate	Consolidated
Service revenues and sales	$457,403	$233,537	$690,940	$-	$690,940

Cost of services provided and goods sold
(excluding depreciation)
Wages	257,425	78,411	335,836	-	335,836
Patient care expense	48,205	-	48,205	-	48,205
Other expenses	36,363	37,574	73,937	-	73,937
Total cost of services provided and goods sold	341,993	115,985	457,978	-	457,978

Selling, general and administrative expense
Wages	16,710	23,102	39,812	5,090	44,902
Advertising	-	23,885	23,885	-	23,885
Stock compensation	-	-	-	9,135	9,135
Other expenses	6,390	24,046	30,436	3,111	33,547
Total selling, general and administrative expense	23,100	71,033	94,133	17,336	111,469

Depreciation	5,791	8,624	14,415	12	14,427
Amortization	25	2,949	2,974	-	2,974
Other operating expense	7,352	88	7,440	230	7,670
Total costs and expenses	378,261	198,679	576,940	17,578	594,518
Income/(loss) from operations	79,142	34,858	114,000	(17,578)	96,422

Interest expense	(54)	(145)	(199)	(1,898)	(2,097)
Intercompany interest income/(expense)	6,766	4,574	11,340	(11,340)	-
Other income - net	124	5	129	2,254	2,383
Income/(expense) before income taxes	85,978	39,292	125,270	(28,562)	96,708
Income taxes	(20,270)	(9,152)	(29,422)	4,362	(25,060)
Net income/(loss)	$65,708	$30,140	$95,848	$(24,200)	$71,648

Additions to long-lived assets	$7,987	$73,703	$81,690	$6	$81,696

Segment data for the three months ended September 30, 2025 are as follows (in thousands):

			Reportable		Chemed
	VITAS	Roto-Rooter	Segments	Corporate	Consolidated
Service revenues and sales	$407,741	$217,159	$624,900	$-	$624,900

Cost of services provided and goods sold
(excluding depreciation)
Wages	239,357	72,992	312,349	-	312,349
Patient care expense	43,269	-	43,269	-	43,269
Other expenses	35,389	34,136	69,525	-	69,525
Total cost of services provided and goods sold	318,015	107,128	425,143	-	425,143

Selling, general and administrative expense
Wages	16,904	21,122	38,026	6,440	44,466
Advertising	-	19,542	19,542	-	19,542
Stock compensation	-	-	-	5,851	5,851
Other expenses	8,332	20,008	28,340	7,576	35,916
Total selling, general and administrative expense	25,236	60,672	85,908	19,867	105,775

Depreciation	5,354	8,298	13,652	12	13,664
Amortization	26	2,544	2,570	-	2,570
Other operating expense/(income)	3,036	(38)	2,998	-	2,998
Total costs and expenses	351,667	178,604	530,271	19,879	550,150
Income/(loss) from operations	56,074	38,555	94,629	(19,879)	74,750

Interest expense	(56)	(132)	(188)	(269)	(457)
Intercompany interest income/(expense)	5,685	4,030	9,715	(9,715)	-
Other income - net	61	25	86	9,165	9,251
Income/(expense) before income taxes	61,764	42,478	104,242	(20,698)	83,544
Income taxes	(14,993)	(10,407)	(25,400)	6,093	(19,307)
Net income/(loss)	$46,771	$32,071	$78,842	$(14,605)	$64,237

Additions to long-lived assets	$10,850	$6,639	$17,489	$10	$17,499

Segment data for the first nine months ended September 30, 2026 are as follows (in thousands):

			Reportable		Chemed
	VITAS	Roto-Rooter	Segments	Corporate	Consolidated
Service revenues and sales	$1,320,762	$700,942	$2,021,704	$-	$2,021,704

Cost of services provided and goods sold
(excluding depreciation)
Wages	755,955	238,744	994,699	-	994,699
Patient care expense	141,158	-	141,158	-	141,158
Other expenses	108,037	107,613	215,650	-	215,650
Total cost of services provided and goods sold	1,005,150	346,357	1,351,507	-	1,351,507

Selling, general and administrative expense
Wages	51,905	68,647	120,552	15,094	135,646
Advertising	-	67,718	67,718	-	67,718
Stock compensation	-	-	-	31,189	31,189
Other expenses	23,409	69,970	93,379	13,061	106,440
Total selling, general and administrative expense	75,314	206,335	281,649	59,344	340,993

Depreciation	17,484	25,477	42,961	36	42,997
Amortization	78	8,185	8,263	-	8,263
Other operating expense	7,432	78	7,510	230	7,740
Total costs and expenses	1,105,458	586,432	1,691,890	59,610	1,751,500
Income/(loss) from operations	215,304	114,510	329,814	(59,610)	270,204

Interest expense	(158)	(466)	(624)	(3,774)	(4,398)
Intercompany interest income/(expense)	19,484	13,661	33,145	(33,145)	-
Other income - net	285	31	316	10,755	11,071
Income/(expense) before income taxes	234,915	127,736	362,651	(85,774)	276,877
Income taxes	(56,088)	(29,899)	(85,987)	14,763	(71,224)
Net income/(loss)	$178,827	$97,837	$276,664	$(71,011)	$205,653

Additions to long-lived assets	$21,309	$126,760	$148,069	$31	$148,100

Segment data for the first nine months ended September 30, 2025 are as follows (in thousands):

			Reportable		Chemed
	VITAS	Roto-Rooter	Segments	Corporate	Consolidated
Service revenues and sales	$1,211,341	$679,300	$1,890,641	$-	$1,890,641

Cost of services provided and goods sold
(excluding depreciation)
Wages	716,335	226,168	942,503	-	942,503
Patient care expense	124,656	-	124,656	-	124,656
Other expenses	110,475	112,144	222,619	-	222,619
Total cost of services provided and goods sold	951,466	338,312	1,289,778	-	1,289,778

Selling, general and administrative expense
Wages	51,188	63,326	114,514	13,919	128,433
Advertising	-	56,654	56,654	-	56,654
Stock compensation	-	-	-	27,668	27,668
Other expenses	25,673	63,876	89,549	9,381	98,930
Total selling, general and administrative expense	76,861	183,856	260,717	50,968	311,685

Depreciation	15,863	24,899	40,762	36	40,798
Amortization	78	7,635	7,713	-	7,713
Other operating expense/(income)	3,155	(80)	3,075	-	3,075
Total costs and expenses	1,047,423	554,622	1,602,045	51,004	1,653,049
Income/(loss) from operations	163,918	124,678	288,596	(51,004)	237,592

Interest expense	(150)	(394)	(544)	(685)	(1,229)
Intercompany interest income/(expense)	16,436	11,930	28,366	(28,366)	-
Other income - net	170	58	228	13,742	13,970
Income/(expense) before income taxes	180,374	136,272	316,646	(66,313)	250,333
Income taxes	(45,353)	(32,344)	(77,697)	15,851	(61,846)
Net income/(loss)	$135,021	$103,928	$238,949	$(50,462)	$188,487

Additions to long-lived assets	$22,234	$24,825	$47,059	$15	$47,074

Identifiable assets by segment are as follows (in thousands):

	September 30,	December 31,
	2026	2025

VITAS	$882,094	$784,927
Roto-Rooter	652,773	528,587
Reportable segments	1,534,867	1,313,514
Corporate	183,572	224,675
Chemed consolidated	$1,718,439	$1,538,189

4.    Earnings per Share

Earnings per share (“EPS”) are computed using the weighted average number of shares of capital stock outstanding. Earnings and diluted earnings per share are computed as follows (in thousands, except per share data):

		Net Income
For the Three Months Ended September 30,		Income	Shares	Earnings per Share
2026
	Earnings	$71,648	13,058	$5.49
	Dilutive stock options	-	38
	Nonvested stock awards	-	39
	Diluted earnings	$71,648	13,135	$5.45

2025
	Earnings	$64,237	14,394	$4.46
	Dilutive stock options	-	2
	Nonvested stock awards	-	13
	Diluted earnings	$64,237	14,409	$4.46

		Net Income
For the Nine Months Ended September 30,		Income	Shares	Earnings per Share
2026
	Earnings	$205,653	13,300	$15.46
	Dilutive stock options	-	2
	Nonvested stock awards	-	27
	Diluted earnings	$205,653	13,329	$15.43

2025
	Earnings	$188,487	14,535	$12.97
	Dilutive stock options	-	55
	Nonvested stock awards	-	30
	Diluted earnings	$188,487	14,620	$12.89

For the three and nine months ended September 30, 2026, there were 513,000 and 1.1 million, respectively, stock options excluded from the computation of dilutive earnings per share because they would have been anti-dilutive.

For the three and nine months ended September 30, 2025, there were 892,000 and 592,000, respectively, stock options excluded from the computation of dilutive earnings per share because they would have been anti-dilutive.

5.    Long-Term Debt and Lines of Credit

On April 10, 2026, we replaced our existing credit facility (the “Prior Credit Agreement”) with a sixth amended and restated Credit Agreement (“Credit Agreement”). Terms of the Credit Agreement consist of a five-year $450.0 million revolving credit facility including $100.0 million for letters of credit. This Credit Agreement has a floating interest rate that is the secured overnight financing rate (“SOFR”) plus an additional tiered rate which varies based on our current leverage ratio. As of September 30, 2026, the interest rate is SOFR plus 100 basis points. The Credit Agreement includes an expansion feature that provides the Company the opportunity to increase its revolver by an additional $250.0 million.

The long-term debt outstanding under the Credit Agreement as of September 30, 2026 is $236.0 million.

The Credit Agreement contains the following quarterly financial covenants:

Description	Requirement

Leverage Ratio (Consolidated Indebtedness/Consolidated Adj. EBITDA)	< 3.50 to 1.00

Interest Coverage Ratio (Consolidated Adj. EBITDA/Consolidated Interest Expense)	> 3.00 to 1.00

We were in compliance with all debt covenants as of September 30, 2026. We have issued $47.3 million in standby letters of credit as of September 30, 2026, mainly for insurance purposes. Issued letters of credit reduce our available credit under the Credit Agreement. As of September 30, 2026, we had approximately $166.7 million of unused lines of credit available and eligible to be drawn down under the Credit Agreement.

6. Other Operating Expense

Other operating expense comprises the following (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025

Legal settlements	$7,483	$2,850	$7,483	$2,850
Loss on disposal of fixed assets	187	148	257	225
Total other operating expenses	$7,670	$2,998	$7,740	$3,075

7.    Other Income – Net

Other income – net comprises the following (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Market value adjustment on assets held in deferred compensation trust	$2,077	$6,703	$9,661	$6,791
Interest income	295	2,555	1,399	7,186
Other	11	(7)	11	(7)
Total other income - net	$2,383	$9,251	$11,071	$13,970

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

We do not currently have any finance leases, therefore all lease information disclosed is related to operating leases.

The components of balance sheet information related to leases were as follows:

	September 30,	December 31,
	2026	2025
Assets
Operating lease assets	$144,029	$131,151

Liabilities
Current operating leases	41,209	40,892
Noncurrent operating leases	114,985	102,867
Total operating lease liabilities	$156,194	$143,759

The components of lease expense for the third quarter are as follows (in thousands):

	Three months ended September 30,
	2026	2025
Lease Expense (a)
Operating lease expense	$17,682	$17,359
Sublease income	(18)	(28)
Net lease expense	$17,664	$17,331

The components of lease expense for the first nine months are as follows (in thousands):

	Nine months ended September 30,
	2026	2025
Lease Expense (a)
Operating lease expense	$52,307	$50,945
Sublease income	(74)	(94)
Net lease expense	$52,233	$50,851

(a)Includes short-term leases and variable lease costs, which are immaterial. Included in both cost of services provided and goods sold and selling, general and administrative expenses.

The components of cash flows information related to leases were as follows:

	Nine months ended September 30,
	2026	2025
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from leases	$42,893	$41,516

Leased assets obtained in exchange for new operating lease liabilities	$51,761	$37,752

Weighted Average Remaining Lease Term at September 30, 2026
Operating leases	4.84	years

Weighted Average Discount Rate at September 30, 2026
Operating leases	4.38%

Maturity of Operating Lease Liabilities (in thousands)

2026	$14,223
2027	46,546
2028	36,109
2029	29,621
2030	21,667
Thereafter	26,446
Total lease payments	$174,612
Less: interest	(18,418)
Total liability recognized on the balance sheet	$156,194

For leases commencing prior to April 2019, minimum rental payments exclude payments to landlords for real estate taxes and common area maintenance. Operating lease payments include $10.6 million related to extended lease terms that are reasonably certain of being exercised and exclude $3.4 million of lease payments for leases signed but not yet commenced.

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

Three months ended September 30,		Nine months ended September 30,
2026	2025	2026	2025
$6,721	$10,413	$26,242	$21,503

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

As a result of the previously disclosed cybersecurity incident and data breach on October 24, 2025, multiple class action lawsuits were filed against VITAS alleging various causes of action and seeking damages resulting from the breach. All outstanding cases were consolidated and the Company has reached an agreement to settle them for a non-material amount fully covered by VITAS’ cybersecurity insurance.

Regardless of the outcome of the preceding matters, dealing with the various regulatory agencies and opposing parties can adversely affect us through defense costs, potential payments, withholding of governmental funding, diversion of management time, and related publicity.

12.    Concentration of Risk

As of September 30, 2026, and December 31, 2025, approximately 72% and 58%, respectively, of VITAS’ total accounts receivable balance were from Medicare and 25% and 34% respectively, of VITAS’ total accounts receivable balance were due from various state Medicaid or managed Medicaid programs. Combined accounts receivable from Medicare, Medicaid, and managed Medicaid represent approximately 81% of the consolidated net accounts receivable in the accompanying consolidated balance sheets as of September 30, 2026.

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

13.    Cash Overdrafts and Cash Equivalents

There is $17.8 million in cash overdrafts payable included in accounts payable at September 30, 2026. There were $11.0 million of cash overdrafts payable included in accounts payable at December 31, 2025.

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

The following shows the carrying value, fair value, and the hierarchy for our financial instruments as of September 30, 2026 (in thousands):

		Fair Value Measure
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Investments of deferred compensation plans held in trust	$144,845	$144,845	$-	$-
Cash equivalents	10,046	10,046	-	-

The following shows the carrying value, fair value and the hierarchy for our financial instruments as of December 31, 2025 (in thousands):

		Fair Value Measure
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Investments of deferred compensation plans held in trust	$140,347	$140,347	$-	$-
Cash equivalents	94,273	94,273	-	-

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

15.    Capital Stock Repurchase Plan Transactions

We repurchased the following capital stock:

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025

Total cost of repurchased shares (in thousands)	$66,031	$180,776	$353,552	$253,477
Shares repurchased	125,000	407,500	835,000	532,500
Weighted average price per share	$528.24	$443.62	$423.42	$476.02

In February 2026, the Board of Directors authorized $300.0 million for additional stock repurchases under Chemed’s existing share repurchase program. We currently have $73.7 million of authorization remaining under this share repurchase plan.

16.    Acquisitions

On September 16, 2026, Roto-Rooter completed the acquisition of RotoCo, LLC (“RotoCo”), the largest independent Roto-Rooter franchise for $60.6 million using borrowings under Chemed’s existing $450.0 million revolving credit facility. The territories acquired include Northern San Diego, Palm Springs, Ventura, Bakersfield, Lancaster, Fresno, Monterey, Stockton, Manteca and Sacramento, California.

Other acquisitions completed in 2026 include the following: In the third quarter of 2026, Roto-Rooter completed one acquisition of a franchise in California for $1.9 million in cash. In the second quarter of 2026, Roto-Rooter completed two acquisitions, consisting of one franchise in New York and one franchise in Texas, for a total of $12.9 million in cash. In the first quarter of 2026, Roto-Rooter completed two acquisitions, consisting of one franchise in Texas and one franchise in California, for a total of $20.6 million in cash.

The preliminary purchase price allocation for the acquired franchises are as follows (in thousands):

	RotoCo, LLC	All Other 2026 Acquisitions	Total
Goodwill	$56,650	$31,149	$87,799
Property, plant and equipment	3,970	687	4,657
Reacquired franchise rights	-	3,279	3,279
All other identifiable intangibles assets	-	525	525
Other assets and liabilities - net	-	(210)	(210)
	$60,620	$35,430	$96,050

The purchase price allocation for RotoCo is preliminary and subject to adjustment during the measurement period. The Company is finalizing its evaluation of certain acquired assets, including reacquired franchise rights and other identifiable intangible assets, and the resulting goodwill. Based on information currently available, management does not expect the final valuation to materially affect the preliminary purchase price allocation. The Company expects to complete the evaluation in the fourth quarter of 2026.

The pro forma revenue and earnings for the Company for the three and nine months ended September 30, as if all the acquisitions made in 2026 were completed on January 1, 2025 are as follows (in thousands, except per share data):

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025

Service revenues and sales	$702,024	$637,879	$2,064,470	$1,930,565
Net income	$72,009	$64,875	$207,636	$190,114
Earnings per share	$5.51	$4.51	$15.61	$13.08
Diluted earnings per share	$5.48	$4.50	$15.58	$13.00

On January 3, 2025, Roto-Rooter completed the acquisition of one franchise in Michigan for $225,000 in cash. Revenue and net income from acquisitions made in 2025 are not material.

Goodwill is assessed for impairment on a yearly basis as of October 1. The primary factor that contributed to the purchase price resulting in the recognition of goodwill is operational efficiencies expected as a result of integrating the operations of the acquisitions into the organizational structure. All goodwill recognized is deductible for tax purposes.

Shown below is movement in Goodwill (in thousands):

	VITAS	Roto-Rooter	Total
Balance at December 31, 2025	$404,866	$262,133	$666,999
Business combinations	-	87,799	87,799
Foreign currency adjustments	-	(40)	(40)
Balance at September 30, 2026	$404,866	$349,892	$754,758

17. Recent Accounting Standards

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

The vast majority of the Company’s operations are located in the United States. As both operations are service companies, our employees are the most critical resource of the Company. We have very little exposure related to customers, vendors, or employees in other regions of the world. We continue to monitor macroeconomic trends and uncertainties such as inflation, the effects of recently implemented tariffs, and the potential imposition of modified or additional tariffs, as well as the impact of the war with Iran on fuel prices, which may have adverse effects on net sales and profitability. Based on preliminary analysis of the potential effects of the announced tariffs and these other factors, while we have realized an increase in fuel costs, which has affected our margins, we do not expect a material negative effect on our net sales or profitability for the remainder of fiscal year 2026. However, we are continuing to evaluate these factors and their potential effects as well as our ability to potentially offset all or a portion of cost increases through pricing actions and cost savings efforts for fiscal year 2027 planning. Economic pressures including the challenges of high inflation and the effects of increased tariffs and the impact of the war with Iran may negatively affect our net sales and profitability in the future.

The following is a summary of the key operating results (in thousands except per share amounts):

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Service revenues and sales	$690,940	$624,900	$2,021,704	$1,890,641
Net income	$71,648	$64,237	$205,653	$188,487
Diluted EPS	$5.45	$4.46	$15.43	$12.89
Adjusted net income	$88,725	$75,906	$246,146	$221,701
Adjusted diluted EPS	$6.75	$5.27	$18.47	$15.16
Adjusted EBITDA	$133,785	$109,045	$371,847	$326,070
Adjusted EBITDA as a % of revenue	19.4%	17.4%	18.4%	17.2%

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

For the three months ended September 30, 2026, the increase in consolidated service revenues and sales was driven by a 12.2% increase at VITAS and a 7.5% increase at Roto-Rooter. The increase in service revenues at VITAS is comprised primarily of 9.4% increase in days-of-care and a geographically weighted average Medicare reimbursement rate increase of approximately 2.2%. Acuity mix shift negatively impacted revenue growth by 25-basis points in the quarter when compared to the prior year quarter’s revenue and level-of-care mix. The combination of Medicare Cap and other contra revenue changes increased revenue growth by 85-basis points. The increase in service revenues at Roto-Rooter was driven by an increase in all service lines.

For the nine months ended September 30, 2026, the increase in consolidated service revenues and sales was driven by a 9.0% increase at VITAS and by a 3.2% increase at Roto-Rooter. The increase in service revenues at VITAS is comprised primarily of 5.9% increase in days-of-care and a geographically weighted average Medicare reimbursement rate increase of approximately 2.4%. Acuity mix shift negatively impacted revenue growth by 89-basis points in the year when compared to the prior year’s revenue and level-of-care mix. The combination of Medicare Cap and other contra revenue changes increased revenue growth by 159-basis points. The increase in service revenues at Roto-Rooter was driven by an increase in plumbing, drain cleaning and excavation offset by a decrease in water restoration and in the Independent Contractors.

On September 16, 2026, Roto-Rooter completed the acquisition of RotoCo, LLC (“RotoCo”), the largest independent Roto-Rooter franchise for $60.6 million using borrowings under Chemed’s existing $450.0 million revolving credit facility. The territories acquired include Northern San Diego, Palm Springs, Ventura, Bakersfield, Lancaster, Fresno, Monterey, Stockton, Manteca and Sacramento, California.

Other acquisitions completed in 2026 include the following, in the third quarter of 2026, Roto-Rooter completed one acquisition for one franchise in California for a total of $1.9 million in cash. In the second quarter of 2026, Roto-Rooter completed two acquisitions for one franchise in New York and one franchise in Texas for a total of $12.9 million in cash. In the first quarter of 2026, Roto-Rooter completed two acquisitions for one franchise in Texas and one franchise in California for a total of $20.6 million in cash.

Financial Condition

Liquidity and Capital Resources

Material changes in the balance sheet accounts from December 31, 2025 to September 30, 2026 include the following:

•A $72.3 million increase in accounts receivable due primarily to the timing of payments received from the Federal government at VITAS. We typically receive a payment in excess of $63.0 million from the Federal government for hospice services every other Friday. The timing of a period end will have a significant impact on the accounts receivable at VITAS. These changes generally normalize over a two-year period, as cash flow variations in one year are offset in the following year.

•An $11.5 million increase in prepaid expenses due primarily to renewal of insurance policies during the year.

•A $12.9 million increase in lease right of use asset due to lease renewals. This resulted in a similar increase in the lease liability accounts.

•An $87.8 million increase in goodwill due to the six acquisitions at Roto-Rooter.

•A $15.0 million increase in accrued insurance related to a $6.0 million legal settlement of a casualty insurance claim and an increase in casualty and medical insurance expenses.

•A $30.7 million increase in accrued compensation due to yearly bonus accruals and timing of payroll at VITAS.

•A $236.0 million increase in long-term debt due primarily to acquisitions and stock repurchases.

•A $400.0 million increase in treasury stock due to stock repurchases.

Net cash provided by operating activities decreased $25.1 million from September 30, 2025 to September 30, 2026. See the Unaudited Consolidated Statements of Cash Flows on page 5 for the detail components making up the change.

Management continually evaluates cash utilization alternatives, including share repurchase, debt repurchase, acquisitions and increased dividends to determine the most beneficial use of available capital resources.

We anticipate that our operating income and cash flows will be sufficient to operate our business and meet any commitments for the foreseeable future.

Commitments and Contingencies

On April 10, 2026, we replaced the Prior Credit Agreement with a sixth amended and restated Credit Agreement. Terms of the Credit Agreement consist of a five-year $450.0 million revolving credit facility including $100.0 million for letters of credit. This Credit Agreement has a floating interest rate that is generally the secured overnight financing rate (“SOFR”) plus an additional tiered rate which varies based on our current leverage ratio. As of September 30, 2026, the interest rate is SOFR plus 100 basis points. The Credit Agreement includes an expansion feature that provides the Company the opportunity to increase its revolver by an additional $250.0 million.

We have issued $47.3 million in standby letters of credit as of September 30, 2026, mainly for insurance purposes. Issued letters of credit reduce our available credit under the Credit Agreement. As of September 30, 2026, we have approximately $166.7 million of unused lines of credit available and are eligible to be drawn down under the Credit Agreement. Management believes its liquidity and sources of capital are satisfactory for the Company’s needs in the foreseeable future.

Collectively, the terms of the Credit Agreement require us to meet various financial covenants, to be tested quarterly. We are in compliance with all financial and other debt covenants as of September 30, 2026.

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

Results of Operations

Three months ended September 30, 2026 versus 2025 - Consolidated Results

Our service revenues and sales for the third quarter of 2026 increased 10.6% versus services revenue and sales for the third quarter of 2025. Of this increase, a $49.7 million increase was attributable to VITAS, and a $16.4 million increase was attributable to Roto-Rooter. The following chart shows the components of revenue by operating segment (in thousands):

	Three months ended September 30,		Increase/(Decrease)
	2026	2025	Percent
VITAS
Routine homecare	$405,969	$362,405	12.0
General inpatient	36,407	33,099	10.0
Continuous care	21,159	19,946	6.1
Other	6,421	5,807	10.6
Subtotal	469,956	421,257	11.6
Medicare cap adjustment	(828)	(6,086)	86.4
Room and board - net	(3,982)	(3,859)	(3.2)
Implicit price concessions	(7,743)	(3,571)	(116.8)
Net revenue	$457,403	$407,741	12.2

Roto-Rooter
Drain cleaning	$58,475	$55,454	5.4
Plumbing	48,242	45,753	5.4
Excavation	61,249	57,102	7.3
Other	355	220	61.4
Subtotal - short term core	168,321	158,529	6.2
Water restoration	48,882	45,196	8.2
Independent contractors	16,867	16,871	(0.0)
Outside franchisee fees	1,575	1,433	9.9
Other	4,262	4,449	(4.2)
Gross revenue	239,907	226,478	5.9
Implicit price concessions	(6,370)	(9,319)	31.6
Net revenue	233,537	217,159	7.5
Total Revenues	$690,940	$624,900	10.6

Days of care at VITAS during the quarters were as follows:

	Three months ended September 30,		Increase/(Decrease)
	2026	2025	Percent

Routine homecare	1,872,071	1,685,859	11.0
Nursing home	312,663	309,192	1.1
Respite	12,502	12,184	2.6
Subtotal routine homecare and respite	2,197,236	2,007,235	9.5
General inpatient	30,494	28,530	6.9
Continuous care	19,683	18,309	7.5
Total days of care	2,247,413	2,054,074	9.4

The increase in service revenues at VITAS is comprised primarily of 9.4% increase in days-of-care and a geographically weighted average Medicare reimbursement rate increase of approximately 2.2%. Acuity mix shift negatively impacted revenue growth by 25-basis points in the quarter when compared to the prior year revenue and level-of-care mix. The combination of Medicare Cap and other contra revenue changes increased revenue growth by 85-basis points.

The increase in plumbing revenues for the third quarter of 2026 versus 2025 is attributable to a 10.5% increase in price and service mix shift offset by a 5.1% decrease in job count. The increase in drain cleaning revenues for the third quarter of 2026 versus 2025 is attributable to a 6.4% increase in price and service mix offset by a 1.0% decrease in job count. Excavation and water restoration jobs are generally sold as a result of initial calls from customers regarding drain cleaning issues. As a result, excavation revenues increased 7.3% and water restoration revenues increased 8.2%. Implicit price concessions and credit memos decreased 31.6% mainly related to the improved collections in water restoration business.

The consolidated gross margin was 33.7% in the third quarter of 2026 as compared with 32.0% in the third quarter of 2025. On a segment basis, VITAS’ gross margin was 25.2% in the third quarter of 2026 as compared with 22.0% in the third quarter of 2025. The increase was primarily related to increased revenues including a $5.3 million decrease in Medicare Cap billing limitation in the third quarter of 2026 compared to third quarter of 2025 as well as continued focus on expense control. The Roto-Rooter segment’s gross margin was 50.3% for the third quarter of 2026 which was almost equal to the third quarter of 2025.

Selling, general and administrative expenses (“SG&A”) comprise (in thousands):

	Three months ended September 30,
	2026	2025
SG&A expenses before long-term incentive compensation and the impact of market value adjustments related to deferred compensation trusts	$106,241	$99,288
Impact of market value adjustments related to assets held in deferred compensation trusts	2,077	6,703
Long-term incentive compensation	3,151	(216)
Total SG&A expenses	$111,469	$105,775

SG&A expenses before long-term incentive compensation and the impact of market value adjustments related to deferred compensation trusts for the third quarter of 2026 were up 7.0% when compared to the third quarter of 2025. Of this increase $4.3 million was the result of increased advertising at Roto-Rooter in the third quarter of 2026 compared to the third quarter of 2025. The remaining increase was the result of normal salary increases and increased incentive compensation.

Other operating expense (in thousands):

	Three months ended September 30,
	2026	2025
Legal settlements	$7,483	$2,850
Loss on disposal of fixed assets	187	148
Total other operating expenses	$7,670	$2,998

Other income – net comprise (in thousands):

	Three months ended September 30,
	2026	2025
Market value adjustment on assets held in deferred compensation trusts	$2,077	$6,703
Interest income	295	2,555
Other	11	(7)
Total other income - net	$2,383	$9,251

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

Our effective tax rate reconciliation is as follows (in thousands):

	Three months ended September 30,
	2026	2025

Income tax provision calculated at the statutory federal rate	$20,308	$17,544
State and local income taxes, less federal income tax effect	2,685	3,120
Nondeductible expenses:
Stock compensation tax expense	521	-
Other--net	1,546	(1,357)
Income tax provision	$25,060	$19,307
Effective tax rate	25.9%	23.1%

Net income for both periods included the following after-tax items/adjustments that (reduced) or increased after-tax earnings (in thousands):

	Three months ended September 30,
	2026	2025
VITAS
Legal settlements	$(5,076)	$(2,152)
Roto-Rooter
Amortization of reacquired franchise agreements	(1,804)	(1,806)
Acquisition expense	(1,324)	-
Corporate
Stock option expense	(5,284)	(5,259)
Long-term incentive compensation	(2,830)	213
Excess tax expenses on stock compensation	(521)	-
Legal settlements	(238)	-
Other	-	(2,665)
Total	$(17,077)	$(11,669)

Three months ended September 30, 2026 versus 2025 - Segment Results

Net income/(loss) for the third quarter of 2026 versus the third quarter of 2025 by segment (in thousands):

	Three months ended September 30,
	2026	2025
VITAS	$65,708	$46,771
Roto-Rooter	30,140	32,071
Corporate	(24,200)	(14,605)
	$71,648	$64,237

After-tax earnings as a percent of revenue at VITAS in the third quarter of 2026 was 14.4% as compared to 11.5% in the third quarter of 2025. VITAS’ after-tax earnings increased primarily due to increased revenues including a $5.3 million decrease in Medicare Cap liability in the third quarter of 2026 compared to the third quarter of 2025.

Roto-Rooter’s net income was negatively impacted in the third quarter of 2026 compared to the third quarter of 2025 due to an increase in marketing, fuel, and acquisition expenses. Roto-Rooter’s after-tax earnings as a percent of revenue in the third quarter of 2026 was 13.0%, as compared to 14.8% in the third quarter of 2025.

After-tax Corporate expenses for the third quarter of 2026 increased 65.7% when compared to the third quarter in 2025 due primarily to a $2.3 million decrease in interest income related to lower cash and investment balances, a $1.6 million increase in interest expense related to an increase in long-term debt as a result of stock repurchases and acquisitions, a $1.6 million increase in intercompany interest expense, a $3.1 million increase in stock-based compensation and a $520,000 decrease in excess tax benefit related to reduced stock option exercises.

Results of Operations

Nine months ended September 30, 2026 versus 2025 - Consolidated Results

Our service revenues and sales for the first nine months of 2026 increased 6.9% versus services revenue and sales for the first nine months of 2025. Of this increase, a $109.4 million increase was attributable to VITAS, and a $21.6 million increase was attributable to Roto-Rooter. The following chart shows the components of revenue by operating segment (in thousands):

	Nine months ended September 30,		Increase/(Decrease)
	2026	2025	Percent
VITAS
Routine homecare	$1,168,407	$1,072,014	9.0
General inpatient	108,006	100,145	7.8
Continuous care	58,689	68,222	(14.0)
Other	18,204	16,898	7.7
Subtotal	1,353,306	1,257,279	7.6
Medicare cap adjustment	(3,703)	(24,786)	85.1
Room and board - net	(11,178)	(11,277)	0.9
Implicit price concessions	(17,663)	(9,875)	(78.9)
Net revenue	$1,320,762	$1,211,341	9.0

Roto-Rooter
Drain cleaning	$175,710	$170,553	3.0
Plumbing	145,727	137,097	6.3
Excavation	186,322	177,833	4.8
Other	856	595	43.9
Subtotal - short term core	508,615	486,078	4.6
Water restoration	143,587	149,183	(3.8)
Independent contractors	51,751	52,682	(1.8)
Outside franchisee fees	4,539	4,262	6.5
Other	13,649	14,127	(3.4)
Gross revenue	722,141	706,332	2.2
Implicit price concessions	(21,199)	(27,032)	21.6
Net revenue	700,942	679,300	3.2
Total Revenues	$2,021,704	$1,890,641	6.9

Days of care at VITAS during the nine months ended September 30 were as follows:

	Nine months ended September 30,		Increase/(Decrease)
	2026	2025	Percent

Routine homecare	5,356,050	4,980,883	7.5
Nursing home	910,534	923,458	(1.4)
Respite	35,684	33,619	6.1
Subtotal routine homecare and respite	6,302,268	5,937,960	6.1
General inpatient	90,671	86,447	4.9
Continuous care	55,065	62,576	(12.0)
Total days of care	6,448,004	6,086,983	5.9

The increase in service revenues at VITAS is comprised primarily of 5.9% increase in days-of-care and a geographically weighted average Medicare reimbursement rate increase of approximately 2.4%. Acuity mix shift negatively impacted revenue growth by 89-basis points in the year when compared to the prior year revenue and level-of-care mix. The combination of Medicare Cap and other contra revenue changes increased revenue growth by 159-basis points.

The increase in plumbing revenues for the first nine months of 2026 versus 2025 is attributable to an 11.6% increase in price and service mix shift offset by a 5.3% decrease in job count. The increase in drain cleaning revenues for the first nine months of 2026 versus 2025 is attributable to an 8.5% increase in price and service mix offset by a 5.5% decrease in job count. The increase in excavation revenues for the first nine months of 2026 versus 2025 is attributable to a 6.6% increase in price and service mix shift offset by a 1.8% decrease in job count. Water restoration revenues decreased 3.8%, and contractors operations decreased 1.8%. Implicit price concessions and credit memos decreased 21.6% mainly related to the improved collections in water restoration business.

The consolidated gross margin was 33.2% in the first nine months of 2026 as compared with 31.8% in the first nine months of 2025. On a segment basis, VITAS’ gross margin was 23.9% in the first nine months of 2026 as compared with 21.5% in the first nine months of 2025. The increase was primarily related to increased revenues including a $21.1 million decrease in Medicare Cap billing limitation in the first nine months of 2026 compared to the first nine months of 2025 as well as continued focus on expense control. The Roto-Rooter segment’s gross margin was 50.6% for the first nine months of 2026 which was almost equal to the first nine months of 2025.

Selling, general and administrative expenses (“SG&A”) comprise (in thousands):

	Nine months ended September 30,
	2026	2025
SG&A expenses before long-term incentive compensation and the impact of market value adjustments related to deferred compensation trusts	$324,428	$301,600
Impact of market value adjustments related to assets held in deferred compensation trusts	9,661	6,791
Long-term incentive compensation	6,904	3,294
Total SG&A expenses	$340,993	$311,685

SG&A expenses before long-term incentive compensation and the impact of market value adjustments related to deferred compensation trusts for the first nine months of 2026 were up 7.6% when compared to the first nine months of 2025. $11.1 million of this increase was the result of increased advertising at Roto-Rooter in the first nine months of 2026 compared to the first nine months of 2025. The remaining increase was the result of normal salary increases and increased incentive compensation.

Other operating expense (in thousands):

	Nine months ended September 30,
	2026	2025
Legal settlements	$7,483	$2,850
Loss on disposal of fixed assets	257	225
Total other operating (income)/expenses	$7,740	$3,075

Other income – net comprise (in thousands):

	Nine months ended September 30,
	2026	2025
Market value adjustment on assets held in deferred compensation trusts	$9,661	$6,791
Interest income	1,399	7,186
Other	11	(7)
Total other income - net	$11,071	$13,970

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

Our effective tax rate reconciliation is as follows (in thousands):

	Nine months ended September 30,
	2026	2025

Income tax provision calculated at the statutory federal rate	$58,144	$52,570
State and local income taxes, less federal income tax effect	8,213	9,568
Nondeductible expenses:
Stock compensation tax expense/(benefit)	1,022	(513)
Other--net	3,845	221
Income tax provision	$71,224	$61,846
Effective tax rate	25.7%	24.7%

Net income for both periods include the following after tax items/adjustments that (reduce) or increased after tax earnings (in thousands):

	Nine months ended September 30,
	2026	2025
VITAS
Legal settlements	$(5,491)	$(2,152)
Acquisition expense	(6)	-
Roto-Rooter
Amortization of reacquired franchise agreements	(5,412)	(5,419)
Acquisition expense	(1,497)	-
Corporate
Stock option expense	(20,638)	(20,576)
Long-term incentive compensation	(6,189)	(2,915)
Excess tax (expenses)/benefits on stock compensation	(1,022)	513
Legal settlements	(238)	-
Other	-	(2,665)
Total	$(40,493)	$(33,214)

Nine months ended September 30, 2026 versus 2025 - Segment Results

Net income/(loss) for the first nine months of 2026 versus the first nine months of 2025 by segment (in thousands):

	Nine months ended September 30,
	2026	2025
VITAS	$178,827	$135,021
Roto-Rooter	97,837	103,928
Corporate	(71,011)	(50,462)
	$205,653	$188,487

After-tax earnings as a percent of revenue at VITAS in the first nine months of 2026 was 13.5% as compared to 11.1% in the first nine months of 2025. The increase was primarily related to increased revenues including a $21.1 million decrease in Medicare Cap liability in the first nine months of 2026 compared to the first nine months of 2025.

Roto-Rooter’s net income was negatively impacted in the first nine months of 2026 compared to the first nine months of 2025 due mainly to an increase in marketing, fuel, and acquisition expenses. Roto-Rooter’s after-tax earnings as a percent of revenue in the first nine months of 2026 was 14.0%, as compared to 15.3% in the first nine months of 2025.

After-tax Corporate expenses for the first nine months of 2026 increased 40.7% when compared to the first nine months in 2025 due primarily to a $5.8 million decrease in interest income related to lower cash and investment balances, a $3.2 million increase in interest expense related to an increase in long-term debt as a result of stock repurchases and acquisitions, a $4.8 million increase in intercompany interest expense, a $3.3 million increase in stock-based compensation and a $1.5 million decrease in excess tax benefit related to reduced stock option exercises.

CHEMED CORPORATION AND SUBSIDIARY COMPANIES
CONSOLIDATING STATEMENTS OF INCOME
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2026
(in thousands)(unaudited)

				Chemed
	VITAS	Roto-Rooter	Corporate	Consolidated
2026 (a)
Service revenues and sales	$457,403	$233,537	$-	$690,940
Cost of services provided and goods sold	341,993	115,985	-	457,978
Selling, general and administrative expenses	23,100	71,033	17,336	111,469
Depreciation	5,791	8,624	12	14,427
Amortization	25	2,949	-	2,974
Other operating expense	7,352	88	230	7,670
Total costs and expenses	378,261	198,679	17,578	594,518
Income/(loss) from operations	79,142	34,858	(17,578)	96,422
Interest expense	(54)	(145)	(1,898)	(2,097)
Intercompany interest income/(expense)	6,766	4,574	(11,340)	-
Other income—net	124	5	2,254	2,383
Income/(expense) before income taxes	85,978	39,292	(28,562)	96,708
Income taxes	(20,270)	(9,152)	4,362	(25,060)
Net income/(loss)	$65,708	$30,140	$(24,200)	$71,648

(a) The following amounts are included in net income (in thousands):
				Chemed
	VITAS	Roto-Rooter	Corporate	Consolidated
Pretax benefit/(cost):
Legal settlements	$(6,705)	$-	$(308)	$(7,013)
Stock option expense	-	-	(5,984)	(5,984)
Long-term incentive compensation	-	-	(3,151)	(3,151)
Amortization of reacquired franchise agreements	-	(2,352)	-	(2,352)
Acquisition expense	-	(1,726)	-	(1,726)
Total	$(6,705)	$(4,078)	$(9,443)	$(20,226)

				Chemed
	VITAS	Roto-Rooter	Corporate	Consolidated
After-tax benefit/(cost):
Legal settlements	$(5,076)	$-	$(238)	$(5,314)
Stock option expense	-	-	(5,284)	(5,284)
Long-term incentive compensation	-	-	(2,830)	(2,830)
Amortization of reacquired franchise agreements	-	(1,804)	-	(1,804)
Acquisition expense	-	(1,324)	-	(1,324)
Excess tax expense on stock compensation	-	-	(521)	(521)
Total	$(5,076)	$(3,128)	$(8,873)	$(17,077)

CHEMED CORPORATION AND SUBSIDIARY COMPANIES
CONSOLIDATING STATEMENTS OF INCOME
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2025
(in thousands)(unaudited)

				Chemed
	VITAS	Roto-Rooter	Corporate	Consolidated
2025 (a)
Service revenues and sales	$407,741	$217,159	$-	$624,900
Cost of services provided and goods sold	318,015	107,128	-	425,143
Selling, general and administrative expenses	25,236	60,672	19,867	105,775
Depreciation	5,354	8,298	12	13,664
Amortization	26	2,544	-	2,570
Other operating expense/(income)	3,036	(38)	-	2,998
Total costs and expenses	351,667	178,604	19,879	550,150
Income/(loss) from operations	56,074	38,555	(19,879)	74,750
Interest expense	(56)	(132)	(269)	(457)
Intercompany interest income/(expense)	5,685	4,030	(9,715)	-
Other income—net	61	25	9,165	9,251
Income/(expense) before income taxes	61,764	42,478	(20,698)	83,544
Income taxes	(14,993)	(10,407)	6,093	(19,307)
Net income/(loss)	$46,771	$32,071	$(14,605)	$64,237

(a) The following amounts are included in net income (in thousands):
				Chemed
	VITAS	Roto-Rooter	Corporate	Consolidated
Pretax benefit/(cost):
Stock option expense	$-	$-	$(6,067)	$(6,067)
Legal settlements	(2,850)	-	-	(2,850)
Amortization of reacquired franchise agreements	-	(2,352)	-	(2,352)
Long-term incentive compensation	-	-	216	216
Other	-	-	(2,665)	(2,665)
Total	$(2,850)	$(2,352)	$(8,516)	$(13,718)

				Chemed
	VITAS	Roto-Rooter	Corporate	Consolidated
After-tax benefit/(cost):
Stock option expense	$-	$-	$(5,259)	$(5,259)
Legal settlements	(2,152)	-	-	(2,152)
Amortization of reacquired franchise agreements	-	(1,806)	-	(1,806)
Long-term incentive compensation	-	-	213	213
Other	-	-	(2,665)	(2,665)
Total	$(2,152)	$(1,806)	$(7,711)	$(11,669)

CHEMED CORPORATION AND SUBSIDIARY COMPANIES
CONSOLIDATING STATEMENTS OF INCOME
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2026
(in thousands)(unaudited)

				Chemed
	VITAS	Roto-Rooter	Corporate	Consolidated
2026 (a)
Service revenues and sales	$1,320,762	$700,942	$-	$2,021,704
Cost of services provided and goods sold	1,005,150	346,357	-	1,351,507
Selling, general and administrative expenses	75,314	206,335	59,344	340,993
Depreciation	17,484	25,477	36	42,997
Amortization	78	8,185	-	8,263
Other operating expense	7,432	78	230	7,740
Total costs and expenses	1,105,458	586,432	59,610	1,751,500
Income/(loss) from operations	215,304	114,510	(59,610)	270,204
Interest expense	(158)	(466)	(3,774)	(4,398)
Intercompany interest income/(expense)	19,484	13,661	(33,145)	-
Other income—net	285	31	10,755	11,071
Income/(expense) before income taxes	234,915	127,736	(85,774)	276,877
Income taxes	(56,088)	(29,899)	14,763	(71,224)
Net income/(loss)	$178,827	$97,837	$(71,011)	$205,653

(a) The following amounts are included in net income (in thousands):
				Chemed
	VITAS	Roto-Rooter	Corporate	Consolidated
Pretax benefit/(cost):
Stock option expense	$-	$-	$(24,285)	$(24,285)
Legal settlements	(7,253)	-	(308)	(7,561)
Amortization of reacquired franchise agreements	-	(7,056)	-	(7,056)
Long-term incentive compensation	-	-	(6,904)	(6,904)
Acquisition expense	(8)	(1,953)	-	(1,961)
Total	$(7,261)	$(9,009)	$(31,497)	$(47,767)

				Chemed
	VITAS	Roto-Rooter	Corporate	Consolidated
After-tax benefit/(cost):
Stock option expense	$-	$-	$(20,638)	$(20,638)
Long-term incentive compensation	-	-	(6,189)	(6,189)
Legal settlements	(5,491)	-	(238)	(5,729)
Amortization of reacquired franchise agreements	-	(5,412)	-	(5,412)
Acquisition expense	(6)	(1,497)	-	(1,503)
Excess tax expense on stock compensation	-	-	(1,022)	(1,022)
Total	$(5,497)	$(6,909)	$(28,087)	$(40,493)

CHEMED CORPORATION AND SUBSIDIARY COMPANIES
CONSOLIDATING STATEMENTS OF INCOME
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2025
(in thousands)(unaudited)

				Chemed
	VITAS	Roto-Rooter	Corporate	Consolidated
2025 (a)
Service revenues and sales	$1,211,341	$679,300	$-	$1,890,641
Cost of services provided and goods sold	951,466	338,312	-	1,289,778
Selling, general and administrative expenses	76,861	183,856	50,968	311,685
Depreciation	15,863	24,899	36	40,798
Amortization	78	7,635	-	7,713
Other operating expense/(income)	3,155	(80)	-	3,075
Total costs and expenses	1,047,423	554,622	51,004	1,653,049
Income/(loss) from operations	163,918	124,678	(51,004)	237,592
Interest expense	(150)	(394)	(685)	(1,229)
Intercompany interest income/(expense)	16,436	11,930	(28,366)	-
Other income - net	170	58	13,742	13,970
Income/(expense) before income taxes	180,374	136,272	(66,313)	250,333
Income taxes	(45,353)	(32,344)	15,851	(61,846)
Net income/(loss)	$135,021	$103,928	$(50,462)	$188,487

(a) The following amounts are included in net income (in thousands):
				Chemed
	VITAS	Roto-Rooter	Corporate	Consolidated
Pretax benefit/(cost):
Stock option expense	$-	$-	$(24,374)	$(24,374)
Amortization of reacquired franchise agreements	-	(7,056)	-	(7,056)
Long-term incentive compensation	-	-	(3,294)	(3,294)
Legal settlements	(2,850)	-	-	(2,850)
Other	-	-	(2,665)	(2,665)
Total	$(2,850)	$(7,056)	$(30,333)	$(40,239)

				Chemed
	VITAS	Roto-Rooter	Corporate	Consolidated
After-tax benefit/(cost):
Stock option expense	$-	$-	$(20,576)	$(20,576)
Amortization of reacquired franchise agreements	-	(5,419)	-	(5,419)
Long-term incentive compensation	-	-	(2,915)	(2,915)
Legal settlements	(2,152)	-	-	(2,152)
Excess tax benefits on stock compensation	-	-	513	513
Other	-	-	(2,665)	(2,665)
Total	$(2,152)	$(5,419)	$(25,643)	$(33,214)

Unaudited Consolidating Summary and Reconciliation of Adjusted EBITDA

Chemed Corporation and Subsidiary Companies
(in thousands)				Chemed
For the three months ended September 30, 2026	VITAS	Roto-Rooter	Corporate	Consolidated

Net income/(loss)	$65,708	$30,140	$(24,200)	$71,648
Add/(deduct):
Interest expense	54	145	1,898	2,097
Income taxes	20,270	9,152	(4,362)	25,060
Depreciation	5,791	8,624	12	14,427
Amortization	25	2,949	-	2,974
EBITDA	91,848	51,010	(26,652)	116,206
Add/(deduct):
Intercompany interest expense/(income)	(6,766)	(4,574)	11,340	-
Interest income	(113)	(5)	(177)	(295)
Legal settlements	6,705	-	308	7,013
Stock option expense	-	-	5,984	5,984
Long-term incentive compensation	-	-	3,151	3,151
Acquisition expense	-	1,726	-	1,726
Adjusted EBITDA	$91,674	$48,157	$(6,046)	$133,785

				Chemed
For the three months ended September 30, 2025	VITAS	Roto-Rooter	Corporate	Consolidated

Net income/(loss)	$46,771	$32,071	$(14,605)	$64,237
Add/(deduct):
Interest expense	56	132	269	457
Income taxes	14,993	10,407	(6,093)	19,307
Depreciation	5,354	8,298	12	13,664
Amortization	26	2,544	-	2,570
EBITDA	67,200	53,452	(20,417)	100,235
Add/(deduct):
Intercompany interest expense/(income)	(5,685)	(4,030)	9,715	-
Interest income	(69)	(25)	(2,462)	(2,556)
Stock option expense	-	-	6,067	6,067
Legal settlements	2,850	-	-	2,850
Long-term incentive compensation	-	-	(216)	(216)
Other	-	-	2,665	2,665
Adjusted EBITDA	$64,296	$49,397	$(4,648)	$109,045

Unaudited Consolidating Summary and Reconciliation of Adjusted EBITDA

Chemed Corporation and Subsidiary Companies
(in thousands)				Chemed
For the nine months ended September 30, 2026	VITAS	Roto-Rooter	Corporate	Consolidated

Net income/(loss)	$178,827	$97,837	$(71,011)	$205,653
Add/(deduct):
Interest expense	158	466	3,774	4,398
Income taxes	56,088	29,899	(14,763)	71,224
Depreciation	17,484	25,477	36	42,997
Amortization	78	8,185	-	8,263
EBITDA	252,635	161,864	(81,964)	332,535
Add/(deduct):
Intercompany interest expense/(income)	(19,484)	(13,661)	33,145	-
Interest income	(274)	(31)	(1,094)	(1,399)
Stock option expense	-	-	24,285	24,285
Legal settlements	7,253	-	308	7,561
Long-term incentive compensation	-	-	6,904	6,904
Acquisition expense	8	1,953	-	1,961
Adjusted EBITDA	$240,138	$150,125	$(18,416)	$371,847

				Chemed
For the nine months ended September 30, 2025	VITAS	Roto-Rooter	Corporate	Consolidated

Net income/(loss)	$135,021	$103,928	$(50,462)	$188,487
Add/(deduct):
Interest expense	150	394	685	1,229
Income taxes	45,353	32,344	(15,851)	61,846
Depreciation	15,863	24,899	36	40,798
Amortization	78	7,635	-	7,713
EBITDA	196,465	169,200	(65,592)	300,073
Add/(deduct):
Intercompany interest expense/(income)	(16,436)	(11,930)	28,366	-
Interest income	(176)	(58)	(6,952)	(7,186)
Stock option expense	-	-	24,374	24,374
Long-term incentive compensation	-	-	3,294	3,294
Legal settlements	2,850	-	-	2,850
Other	-	-	2,665	2,665
Adjusted EBITDA	$182,703	$157,212	$(13,845)	$326,070

RECONCILIATION OF ADJUSTED NET INCOME
(in thousands, except per share data)(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net income as reported	$71,648	$64,237	$205,653	$188,487

Add/(deduct) pre-tax cost of:
Stock option expense	5,984	6,067	24,285	24,374
Legal settlements	7,013	2,850	7,561	2,850
Amortization of reacquired franchise agreements	2,352	2,352	7,056	7,056
Long-term incentive compensation	3,151	(216)	6,904	3,294
Acquisition expense	1,726	-	1,961	-
Other	-	2,665	-	2,665
Add/(deduct) tax impacts:
Tax impact of the above pre-tax adjustments (1)	(3,670)	(2,049)	(8,296)	(6,512)
Excess tax expense/(benefit) on stock compensation	521	-	1,022	(513)
Adjusted net income	$88,725	$75,906	$246,146	$221,701

Diluted Earnings Per Share As Reported
Net income	$5.45	$4.46	$15.43	$12.89
Average number of shares outstanding	13,135	14,409	13,329	14,620

Adjusted Diluted Earnings Per Share
Adjusted net income	$6.75	$5.27	$18.47	$15.16
Adjusted average number of shares outstanding	13,135	14,409	13,329	14,620

(1) The tax impact of pre-tax adjustments was calculated using the effective tax rate of the operating unit for which each adjustment is associated.

CHEMED CORPORATION AND SUBSIDIARY COMPANIES
OPERATING STATISTICS FOR VITAS SEGMENT
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
OPERATING STATISTICS	2026	2025	2026	2025
Net revenue ($000)
Homecare	$405,969	$362,405	$1,168,407	$1,072,014
Inpatient	36,407	33,099	108,006	100,145
Continuous care	21,159	19,946	58,689	68,222
Other	6,421	5,807	18,204	16,898
Subtotal	$469,956	$421,257	$1,353,306	$1,257,279
Room and board, net	(3,982)	(3,859)	(11,178)	(11,277)
Contractual allowances	(7,743)	(3,571)	(17,663)	(9,875)
Medicare cap allowance	(828)	(6,086)	(3,703)	(24,786)
Total	$457,403	$407,741	$1,320,762	$1,211,341
Net revenue as a percent of total before Medicare cap allowances
Homecare	86.4%	86.0%	86.3%	85.3%
Inpatient	7.7	7.9	8.0	8.0
Continuous care	4.5	4.7	4.3	5.4
Other	1.4	1.4	1.4	1.3
Subtotal	100.0	100.0	100.0	100.0
Room and board, net	(0.8)	(0.8)	(0.8)	(0.9)
Contractual allowances	(1.7)	(0.8)	(1.3)	(0.8)
Medicare cap allowance	(0.2)	(1.4)	(0.3)	(2.0)
Total	97.3%	97.0%	97.6%	96.3%
Days of care
Homecare	1,872,071	1,685,859	5,356,050	4,980,883
Nursing home	312,663	309,192	910,534	923,458
Respite	12,502	12,184	35,684	33,619
Subtotal routine homecare and respite	2,197,236	2,007,235	6,302,268	5,937,960
Inpatient	30,494	28,530	90,671	86,447
Continuous care	19,683	18,309	55,065	62,576
Total	2,247,413	2,054,074	6,448,004	6,086,983

Number of days in relevant time period	92	92	273	273

Average daily census (days)
Homecare	20,348	18,325	19,619	18,245
Nursing home	3,399	3,361	3,335	3,383
Respite	136	132	131	123
Subtotal routine homecare and respite	23,883	21,818	23,085	21,751
Inpatient	331	310	332	317
Continuous care	214	199	202	229
Total	24,428	22,327	23,619	22,297

Total Admissions	18,995	17,714	57,514	53,398
Total Discharges	18,426	17,348	55,130	52,931
Average length of stay (days)	103.5	109.7	102.5	121.9
Median length of stay (days)	17.0	18.0	16.0	18.0

ADC by major diagnosis
Cerebro	44.1%	44.1%	44.4%	44.6%
Neurological	11.2	11.6	11.1	11.8
Cancer	9.2	10.1	9.4	9.8
Cardio	16.8	15.9	16.6	16.0
Respiratory	8.1	7.7	7.9	7.4
Other	10.6	10.6	10.6	10.4
Total	100.0%	100.0%	100.0%	100.0%
Admissions by major diagnosis
Cerebro	28.0%	27.1%	27.5%	27.6%
Neurological	6.7	6.9	6.9	6.8
Cancer	24.7	26.6	24.3	25.9
Cardio	14.9	14.3	15.3	14.7
Respiratory	12.3	10.5	12.2	10.9
Other	13.4	14.6	13.8	14.1
Total	100.0%	100.0%	100.0%	100.0%

Estimated uncollectible accounts as a percent of revenues	1.2%	0.9%	1.3%	0.8%
Accounts receivable --
Days of revenue outstanding- excluding unapplied Medicare payments	39.0	37.5	n.a.	n.a.
Days of revenue outstanding- including unapplied Medicare payments	37.4	34.0	n.a.	n.a.

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

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

The Company’s primary market risk exposure relates to interest rate risk exposure through its variable interest line of credit. At September 30, 2026, the Company has $236.0 million of variable rate debt outstanding. For each $10 million borrowed under the credit facility, an increase or decrease of 100 basis points (1%), increases or decreases the Company’s annual interest expense by $100,000.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Item 2(c).    Purchases of Equity Securities by Issuer and Affiliated Purchasers

The following table shows the activity related to our share repurchase program for the first nine months of 2026:

	Total Number	Weighted Average	Cumulative Shares	Dollar Amount
	of Shares	Price Paid Per	Repurchased Under	Remaining Under
	Repurchased	Share	the Program	The Program

February 2011 Program
January 1 through January 31, 2026	-	$-	12,161,858	$127,282,674
February 1 through February 28, 2026 (1)	-	-	12,161,858	427,282,674
March 1 through March 31, 2026	500,000	395.36	12,661,858	$229,601,903

First Quarter Total	500,000	$395.36

April 1 through April 30, 2026	40,300	$422.59	12,702,158	$212,571,327
May 1 through May 31, 2026	109,700	424.12	12,811,858	166,045,452
June 1 through June 30, 2026	60,000	438.07	12,871,858	$139,761,356

Second Quarter Total	210,000	$427.81

July 1 through July 31, 2026	-	$-	12,871,858	$139,761,356
August 1 through August 31, 2026	75,000	543.40	12,946,858	99,006,380
September 1 through September 30, 2026	50,000	505.51	12,996,858	$73,730,994

Third Quarter Total	125,000	$528.24

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

101

The following materials from Chemed Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2026 formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) The Condensed Consolidated Balance Sheet, (ii) The Condensed Consolidated Statement of Income, (iii) The Condensed Consolidated Statement of Cash Flows, (iv) The Condensed Statement of Equity, and (v) Notes to the Condensed Consolidated Financial Statements.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2026, formatted in iXBRL and contained in Exhibit 101.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Chemed Corporation
(Registrant)

Dated:	October 29, 2026	By:	/s/ Kevin J. McNamara
Kevin J. McNamara
(President and Chief Executive Officer)

Dated:	October 29, 2026	By:	/s/ Michael D. Witzeman
Michael D. Witzeman
(Executive Vice President, Chief Financial Officer and Controller)